Form 10-Q
period 2000-09-30
UIL HOLDINGS CORP
filed 2000-11-14
CIK 1082510

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 30, 2000

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from              to
                                        ------------   ------------


         COMMISSION    REGISTRANT; STATE OF INCORPORATION;   I. R. S. EMPLOYER
         FILE NUMBER   ADDRESS; AND TELEPHONE NUMBER         IDENTIFICATION NO.
         -----------   ----------------------------------    -----------------

           1-6788      THE UNITED ILLUMINATING COMPANY          06-0571640
                       (a Connecticut Corporation)
                       157 Church Street
                       New Haven, Connecticut 06506
                       Telephone: (203) 499-2000

           1-15995     UIL HOLDINGS CORPORATION                 06-1541045
                       (a Connecticut Corporation)
                       157 Church Street
                       New Haven, Connecticut 06506
                       Telephone: (203) 499-2000

                                      NONE
        (Former name, former address and former fiscal year, if changed since last report.)


   Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                                    YES  X    NO
                                        ---     ---

     The number of shares outstanding of UIL Holdings Corporation's only class of common stock, as of September 30, 2000, was 14,321,177.

     The number of shares outstanding of The United Illuminating Company's only class of common stock, as of September 30, 2000 was 100.

                                      INDEX

                           PART I. FINANCIAL INFORMATION

                                                                         PAGE
                                                                        NUMBER
                                                                        ------

Item 1.  Financial Statements.                                             4

         UIL HOLDINGS CORPORATION
             Consolidated Statement of Income for the three and
               nine months ended September 30, 2000 and 1999.              4
             Consolidated Balance Sheet as of September 30, 2000
               and December 31, 1999.                                      5
             Consolidated Statement of Cash Flows for the three and
               nine months ended September 30, 2000 and 1999.              7

         THE UNITED ILLUMINATING COMPANY
             Statement of Income for the three and nine months ended
               September 30, 2000 and 1999.                                8
             Balance Sheet as of September 30, 2000 and December 31,
               1999.                                                       9
             Statement of Cash Flows for the three and nine months
               ended September 30, 2000 and 1999.                         11

         UIL HOLDINGS CORPORATION\THE UNITED ILLUMINATING COMPANY
             Notes to Financial Statements.                               12
               -   Statement of Accounting Policies                       12
               -   Capitalization                                         13
               -   Short-term Credit Arrangements                         14
               -   Income Taxes                                           15
               -   Supplementary Information                              17
               -   Commitments and Contingencies                          19
                   -  Capital Expenditure Program                         19
                   -  Nuclear Insurance Contingencies                     19
                   -  Other Commitments and Contingencies                 19
                      -  Connecticut Yankee                               19
                      -  Hydro-Quebec                                     20
                      -  Environmental Concerns                           20
                      -  Site Decontamination, Demolition and
                           Remediation Costs                              20
               -   Nuclear Fuel Disposal and Nuclear Plant
                     Decommissioning                                      21
               -   Segment Information                                    22

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                       23

         UIL HOLDINGS CORPORATION
               -   Major Influences on Financial Condition                23
               -   Capital Expenditure Program                            25
               -   Liquidity and Capital Resources                        25
               -   Subsidiary Operations                                  26
               -   Results of Operations                                  27
               -   Looking Forward                                        34

         THE UNITED ILLUMINATING COMPANY                                  37

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.       37

                                      INDEX

                           PART II. OTHER INFORMATION

                                                                         PAGE
                                                                        NUMBER
                                                                        ------

Item 1.  Legal Proceedings.                                               38

Item 6.  Exhibits and Reports on Form 8-K.                                38

         SIGNATURES                                                       41

                          PART I: FINANCIAL INFORMATION
                          ITEM I: FINANCIAL STATEMENTS
                            UIL HOLDINGS CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                      (THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                           Three Months Ended             Nine Months Ended
                                                                              September 30,                 September 30,
                                                                           2000           1999           2000           1999
                                                                           ----           ----           ----           ----
OPERATING REVENUES (NOTE G)                                                $247,054       $220,527       $646,098       $577,608
                                                                       -------------  -------------   ------------  -------------
OPERATING EXPENSES
  Operation
     Fuel and energy                                                         74,164         51,433        214,503        123,815
     Capacity purchased                                                         683          8,428          3,587         26,168
     Other                                                                   78,458         57,774        196,971        158,125
  Maintenance                                                                 6,076          5,820         16,895         21,279
  Depreciation (Note G)                                                       8,397         13,352         24,567         48,464
  Amortization of regulatory assets                                          17,874         11,444         24,467         24,934
  Income taxes (Note F)                                                      18,357         25,773         47,574         55,549
  Other taxes (Note G)                                                       11,441         12,918         33,658         38,399
                                                                       -------------  -------------   ------------  -------------
       Total                                                                215,450        186,942        562,222        496,733
                                                                       -------------  -------------   ------------  -------------
OPERATING INCOME                                                             31,604         33,585         83,876         80,875
                                                                       -------------  -------------   ------------  -------------
OTHER INCOME AND (DEDUCTIONS)
  Allowance for equity funds used during construction                           138            347            564            614
  Other-net (Note G)                                                         (2,678)         1,043         (2,254)           903
  Non-operating income taxes (Note F)                                         1,731          1,017          2,983          2,057
                                                                       -------------  -------------   ------------  -------------
       Total                                                                   (809)         2,407          1,293          3,574
                                                                       -------------  -------------   ------------  -------------
INCOME BEFORE INTEREST CHARGES                                               30,795         35,992         85,169         84,449
                                                                       -------------  -------------   ------------  -------------
INTEREST CHARGES
  Interest on long-term debt                                                  9,540          9,829         28,659         32,219
  Interest on Seabrook obligation bonds owned by the company                 (1,618)        (1,711)        (4,853)        (5,133)
  Dividend requirement of mandatorily redeemable securities                   1,123          1,203          3,529          3,609
  Other interest (Note G)                                                     2,026          1,407          3,052          4,083
  Allowance for borrowed funds used during construction                        (554)          (327)        (1,296)        (1,098)
                                                                       -------------  -------------   ------------  -------------
                                                                             10,517         10,401         29,091         33,680
  Amortization of debt expense and redemption premiums                          571            594          1,710          1,885
                                                                       -------------  -------------   ------------  -------------
       Net Interest Charges                                                  11,088         10,995         30,801         35,565
                                                                       -------------  -------------   ------------  -------------


NET INCOME                                                                   19,707         24,997         54,368         48,884
Premium on preferred stock redemptions                                            -              -              -             53
Dividends on preferred stock                                                      -              -              -             66
                                                                       -------------  -------------   ------------  -------------
INCOME APPLICABLE TO COMMON STOCK                                           $19,707        $24,997        $54,368        $48,765
                                                                       =============  =============   ============  =============

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC                          14,070         14,056         14,072         14,049
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED                        14,112         14,058         14,087         14,051

EARNINGS PER SHARE OF COMMON STOCK - BASIC AND DILUTED                        $1.40          $1.78          $3.86          $3.47

CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                             $0.72          $0.72          $2.16          $2.16


                The accompanying Notes to Financial Statements
               are an integral part of the financial statements.

                            UIL HOLDINGS CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                             (Thousands of Dollars)

                                                  September 30,    December 31,
                                                      2000            1999*
                                                      ----            -----
                                                  (Unaudited)
Utility Plant at Original Cost
  In service                                         $915,609        $1,007,065
  Less, accumulated provision for depreciation        443,286           532,409
                                                 -------------    --------------
                                                      472,323           474,656

Construction work in progress                          34,963            25,708
Nuclear fuel                                           23,395            21,101
                                                 -------------    --------------
     Net Utility Plant                                530,681           521,465
                                                 -------------    --------------


Other Property and Investments
   Investment in generation facility                   89,847            83,494
   Nuclear decommissioning trust fund assets           34,090            28,255
   Other                                               18,381            20,098
                                                 -------------    --------------
                                                      142,318           131,847
                                                 -------------    --------------


Current Assets
  Unrestricted cash and temporary cash investments      8,446            39,099
   Restricted cash                                     33,212            29,223
  Accounts receivable
   Customers, less allowance for doubtful
     accounts of $1,500 and $1,800                     60,434            56,057
   Other, less allowance for doubtful accounts
     of $698 and $508                                 119,698            53,612
  Accrued utility revenues                             23,375            25,019
  Fuel, materials and supplies, at average cost        10,657             9,259
  Prepayments                                           5,342             3,056
  Other                                                 9,353             4,801
                                                 -------------    --------------
     Total                                            270,517           220,126
                                                 -------------    --------------

Deferred Charges
  Goodwill                                             24,721             4,827
  Unamortized debt issuance expenses                    7,473             8,688
  Other                                                 1,622             1,272
                                                 -------------    --------------
     Total                                             33,816            14,787
                                                 -------------    --------------

Regulatory Assets (FUTURE AMOUNTS DUE FROM CUSTOMERS
                   THROUGH THE RATEMAKING PROCESS)
  Nuclear plant investments-above market              502,906           518,268
  Income taxes due principally to book-tax
    differences                                       146,744           166,965
  Long-term purchase power contracts-above market     132,347           144,406
  Connecticut Yankee                                   30,583            37,013
  Unamortized redemption costs                         22,574            22,314
  Unamortized cancelled nuclear projects                7,901             8,780
  Displaced worker protection costs                     4,021             5,746
  Uranium enrichment decommissioning cost                 990             1,040
  Other                                                30,318             5,453
                                                 -------------    --------------
     Total                                            878,384           909,985
                                                 -------------    --------------

                                                   $1,855,716        $1,798,210
                                                 =============    ==============

*Derived from audited financial statements

                 The accompanying Notes to Financial Statements
                are an integral part of the financial statements.

                            UIL HOLDINGS CORPORATION
                           CONSOLIDATED BALANCE SHEET

                         CAPITALIZATION AND LIABILITIES
                             (Thousands of Dollars)

                                                                 September 30,       December 31,
                                                                     2000               1999*
                                                                     ----               -----
                                                                 (Unaudited)
Capitalization (Note B)
  Common stock equity
    Common stock                                                      $291,342           $292,006
    Paid-in capital                                                      2,424              2,253
    Capital stock expense                                               (2,170)            (2,170)
    Unearned employee stock ownership plan equity                       (8,548)            (9,261)
    Retained earnings                                                  199,446            175,470
                                                                ---------------    ---------------
                                                                       482,494            458,298
  Company-obligated mandatorily redeemable securities of
   subsidiary holding solely parent company debentures                       -             50,000
  Long-term debt
    Long-term debt                                                     604,837            605,641
    Investment in Seabrook obligation bonds                            (82,635)           (87,413)
                                                                ---------------    ---------------
      Net long-term debt                                               522,202            518,228
                                                                ---------------    ---------------

          Total                                                      1,004,696          1,026,526
                                                                ---------------    ---------------

Noncurrent Liabilities
  Purchase power contract obligation                                   132,347            144,406
  Nuclear decommissioning obligation                                    34,090             28,255
  Connecticut Yankee contract obligation                                23,134             27,056
  Pensions accrued                                                       4,964             19,026
  Obligations under capital leases                                      15,830             16,131
  Other                                                                 10,833             10,394
                                                                ---------------    ---------------
          Total                                                        221,198            245,268
                                                                ---------------    ---------------

Current Liabilities
  Current portion of long-term debt                                        859             25,000
  Notes payable                                                         80,342             17,131
  Accounts payable                                                      34,325             49,069
  Accounts payable - APS customers                                      93,656             56,220
  Dividends payable                                                     10,127             10,125
  Taxes accrued                                                          9,369              2,570
  Interest accrued                                                      13,805              8,433
  Obligations under capital leases                                         398                375
  Other accrued liabilities                                             62,924             39,421
                                                                ---------------    ---------------
          Total                                                        305,805            208,344
                                                                ---------------    ---------------

Customers' Advances for Construction                                     1,872              1,867
                                                                ---------------    ---------------

Regulatory Liabilities (FUTURE AMOUNTS OWED TO CUSTOMERS
                        THROUGH THE RATEMAKING PROCESS)
  Accumulated deferred investment tax credits                           14,881             15,157
  Deferred gains on sale of property                                    15,901             15,901
  Customer refund                                                       21,693             18,381
  Other                                                                    503              2,543
                                                                ---------------    ---------------
          Total                                                         52,978             51,982
                                                                ---------------    ---------------

Deferred Income Taxes (FUTURE TAX LIABILITIES OWED
                       TO TAXING AUTHORITIES)                          269,167            264,223
Commitments and Contingencies (Note L)
                                                                ---------------    ---------------
                                                                    $1,855,716         $1,798,210
                                                                ===============    ===============

*Derived from audited financial statements

                   The accompanying Notes to Financial Statements
                  are an integral part of the financial statements.

                            UIL HOLDINGS CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                Three Months Ended            Nine Months Ended
                                                                   September 30,                September 30,
                                                                2000          1999            2000          1999
                                                                ----          ----            ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                     $19,707       $24,997         $54,368       $48,884
                                                            -------------  ------------    ------------  ------------
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                26,999        21,200          60,625        62,918
     Deferred income taxes                                         1,416         3,023           7,042         6,838
     Deferred income taxes - generation asset sale                     -             -               -       (70,222)
     Deferred investment tax credits - net                          (103)         (190)           (276)         (571)
     Amortization of nuclear fuel                                  1,979         1,978           5,772         6,658
     Allowance for funds used during construction                   (693)         (674)         (1,860)       (1,712)
     CTA and SBC expense deferral                                 (7,888)            -         (32,904)            -
     Amortization of deferred return                                   -         3,146               -         9,439
     Changes in:
            Accounts receivable - net                            (45,817)      (22,178)        (70,463)      (11,643)
            Fuel, materials and supplies                            (975)          (42)         (1,398)          170
            Prepayments                                           (1,889)       (1,985)         (2,286)        1,777
            Accounts payable                                      32,673        16,015          22,692          (847)
            Interest accrued                                      (2,399)       (2,462)          5,372         3,951
            Taxes accrued                                         (3,119)        6,967           6,799        11,777
            Taxes accrued - generation asset sale                      -       (17,555)              -        17,556
            Other assets and liabilities                           2,404        15,933          (1,156)      (20,800)
                                                            -------------  ------------    ------------  ------------
     Total Adjustments                                             2,588        23,176          (2,041)       15,289
                                                            -------------  ------------    ------------  ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         22,295        48,173          52,327        64,173
                                                            -------------  ------------    ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Common stock                                                     (347)          284             219           853
   Notes payable                                                  66,080        (5,550)         63,211       (43,758)
   Securities redeemed and retired:
     Preferred stock                                                   -             -               -        (4,299)
     Company-obligated mandatorily redeemable securities of
     subsidiary holding solely parent debentures                 (50,000)            -         (50,000)            -
     Long-term debt                                                    -             -         (25,750)     (211,202)
   Premium on preferred stock redemptions                              -             -               -           (53)
   Lease obligations                                                 (95)          (88)           (279)         (259)
   Dividends
     Preferred stock                                                   -             -               -          (116)
     Common stock                                                (10,135)      (10,114)        (30,390)      (30,329)
                                                            -------------  ------------    ------------  ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                5,503       (15,468)        (42,989)     (289,163)
                                                            -------------  ------------    ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in unregulated businesses                               -       (20,156)              -       (95,248)
    Net cash received from sale of generation assets                   -             -               -       270,590
    Plant expenditures, including nuclear fuel                   (18,085)       (9,770)        (40,780)      (26,296)
    Investment in debt securities                                      -             -           4,778         5,447
                                                            -------------  ------------    ------------  ------------
NET CASH USED IN INVESTING ACTIVITIES                            (18,085)      (29,926)        (36,002)      154,493
                                                            -------------  ------------    ------------  ------------

CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD                                          9,713         2,779         (26,664)      (70,497)
BALANCE AT BEGINNING OF PERIOD                                    31,945        51,225          68,322       124,501
                                                            -------------  ------------    ------------  ------------
BALANCE AT END OF PERIOD                                          41,658        54,004          41,658        54,004
LESS: RESTRICTED CASH                                             33,212        35,999          33,212        35,999
                                                            -------------  ------------    ------------  ------------
BALANCE: UNRESTRICTED CASH                                        $8,446       $18,005          $8,446       $18,005
                                                            =============  ============    ============  ============

CASH PAID DURING THE PERIOD FOR:
   Interest (net of amount capitalized)                          $10,173        $9,919         $18,732       $24,402
                                                            =============  ============    ============  ============
   Income taxes                                                  $20,000       $33,900         $32,600       $91,850
                                                            =============  ============    ============  ============

 Note: Cash Flows from Operating Activities for the nine months ended September 30, 1999 were reduced by the current income tax effects of the generation asset sale in the amount of $52,666.

                   The accompanying Notes to Financial Statements
                  are an integral part of the financial statements.

                         THE UNITED ILLUMINATING COMPANY
                               STATEMENT OF INCOME
                      (THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                           Three Months Ended             Nine Months Ended
                                                                              September 30,                 September 30,
                                                                           2000           1999           2000           1999
                                                                           ----           ----           ----           ----
OPERATING REVENUES (NOTE G)                                                $201,127       $199,071       $546,116       $532,271
                                                                       -------------  -------------   ------------  -------------
OPERATING EXPENSES
  Operation
     Fuel and energy                                                         74,164         51,433        214,503        123,815
     Capacity purchased                                                         683          8,428          3,587         26,168
     Other                                                                   36,338         36,651        104,478        112,328
  Maintenance                                                                 6,076          5,820         16,895         21,279
  Depreciation (Note G)                                                       7,263         12,375         21,508         45,732
  Amortization of regulatory assets                                          17,874         11,444         24,467         24,934
  Income taxes (Note F)                                                      19,153         25,910         48,051         57,286
  Other taxes (Note G)                                                       11,073         12,918         32,942         38,399
                                                                       -------------  -------------   ------------  -------------
       Total                                                                172,624        164,979        466,431        449,941
                                                                       -------------  -------------   ------------  -------------
OPERATING INCOME                                                             28,503         34,092         79,685         82,330
                                                                       -------------  -------------   ------------  -------------
OTHER INCOME AND (DEDUCTIONS)
  Allowance for equity funds used during construction                           138            347            564            614
  Other-net (Note G)                                                          1,536            773          2,750          2,071
  Non-operating income taxes (Note F)                                         1,719          1,017          2,970          2,057
                                                                       -------------  -------------   ------------  -------------
       Total                                                                  3,393          2,137          6,284          4,742
                                                                       -------------  -------------   ------------  -------------
INCOME BEFORE INTEREST CHARGES                                               31,896         36,229         85,969         87,072
                                                                       -------------  -------------   ------------  -------------
INTEREST CHARGES
  Interest on long-term debt                                                  9,540          9,829         28,659         32,219
  Interest on Seabrook obligation bonds owned by the company                 (1,618)        (1,711)        (4,853)        (5,133)
  Interest on debt of associated company                                      1,134          1,215          3,565          3,646
  Other interest (Note G)                                                     1,636          1,407          2,661          4,083
  Allowance for borrowed funds used during construction                        (554)          (327)        (1,296)        (1,098)
                                                                       -------------  -------------   ------------  -------------
                                                                             10,138         10,413         28,736         33,717
  Amortization of debt expense and redemption premiums                          571            594          1,710          1,885
                                                                       -------------  -------------   ------------  -------------
       Net Interest Charges                                                  10,709         11,007         30,446         35,602
                                                                       -------------  -------------   ------------  -------------


NET INCOME                                                                   21,187         25,222         55,523         51,470
Premium on preferred stock redemptions                                            -              -              -             53
Dividends on preferred stock                                                      -              -              -             66
                                                                       -------------  -------------   ------------  -------------
INCOME APPLICABLE TO COMMON STOCK                                           $21,187        $25,222        $55,523        $51,351
                                                                       =============  =============   ============  =============



                 The accompanying Notes to Financial Statements
                are an integral part of the financial statements.

                         THE UNITED ILLUMINATING COMPANY
                                  BALANCE SHEET
                                     ASSETS
                             (Thousands of Dollars)

                                                     September 30,     December 31,
                                                         2000             1999*
                                                         ----             -----
                                                     (Unaudited)
Utility Plant at Original Cost
  In service                                            $915,609        $1,007,065
  Less, accumulated provision for depreciation           448,147           537,270
                                                    -------------    --------------
                                                         467,462           469,795

Construction work in progress                             34,963            25,708
Nuclear fuel                                              23,395            21,101
                                                    -------------    --------------
     Net Utility Plant                                   525,820           516,604
                                                    -------------    --------------


Other Property and Investments
   Nuclear decommissioning trust fund assets              34,090            28,255
   Other                                                   7,409            39,237
                                                    -------------    --------------
                                                          41,499            67,492
                                                    -------------    --------------


Current Assets
  Unrestricted cash and temporary cash investments         3,121            34,969
   Restricted cash                                         3,281             2,339
  Accounts receivable
   Customers, less allowance for doubtful
     accounts of $1,500 and $1,800                        60,434            56,057
   Other                                                  92,705           124,722
  Accrued utility revenues                                23,375            25,019
  Fuel, materials and supplies, at average cost            9,408             9,126
  Prepayments                                              5,079             2,780
                                                    -------------    --------------
     Total                                               197,403           255,012
                                                    -------------    --------------

Deferred Charges
  Unamortized debt issuance expenses                       7,473             8,688
  Other                                                    1,120             1,163
                                                    -------------    --------------
     Total                                                 8,593             9,851
                                                    -------------    --------------

Regulatory Assets (FUTURE AMOUNTS DUE FROM CUSTOMERS
                   THROUGH THE RATEMAKING PROCESS)
  Nuclear plant investments-above market                 502,906           518,268
  Income taxes due principally to book-tax differences   146,744           166,965
  Long-term purchase power contracts-above market        132,347           144,406
  Connecticut Yankee                                      30,583            37,013
  Unamortized redemption costs                            22,574            22,314
  Unamortized cancelled nuclear projects                   7,901             8,780
  Displaced worker protection costs                        4,021             5,746
  Uranium enrichment decommissioning cost                    990             1,040
  Other                                                   30,318             5,453
                                                    -------------    --------------
     Total                                               878,384           909,985
                                                    -------------    --------------

                                                      $1,651,699        $1,758,944
                                                    =============    ==============

*Derived from audited financial statements

            The accompanying Notes to Financial Statements are an integral part of the financial statements.

                         THE UNITED ILLUMINATING COMPANY
                                  BALANCE SHEET

                         CAPITALIZATION AND LIABILITIES
                             (Thousands of Dollars)

                                                                 September 30,       December 31,
                                                                      2000              1999*
                                                                      ----              -----
                                                                  (Unaudited)
Capitalization (Note B)
  Common stock equity
    Common stock                                                            $1           $292,006
    Paid-in capital                                                    253,119              2,253
    Capital stock expense                                                    -             (2,170)
    Unearned employee stock ownership plan equity                            -             (9,261)
    Retained earnings                                                  212,259            197,000
                                                                ---------------    ---------------
                                                                       465,379            479,828
  Long-term debt
    Long-term debt                                                     604,837            656,147
    Investment in Seabrook obligation bonds                            (82,635)           (87,413)
                                                                ---------------    ---------------
      Net long-term debt                                               522,202            568,734
                                                                ---------------    ---------------

          Total                                                        987,581          1,048,562
                                                                ---------------    ---------------

Noncurrent Liabilities
  Purchase power contract obligation                                   132,347            144,406
  Nuclear decommissioning obligation                                    34,090             28,255
  Connecticut Yankee contract obligation                                23,134             27,056
  Pensions accrued                                                       4,964             19,026
  Obligations under capital leases                                      15,830             16,131
  Other                                                                 10,833             10,394
                                                                ---------------    ---------------
          Total                                                        221,198            245,268
                                                                ---------------    ---------------

Current Liabilities
  Current portion of long-term debt                                        859             25,000
  Notes payable                                                              -             17,000
  Accounts payable                                                      36,225             51,935
  Dividends payable                                                     20,000             10,125
  Taxes accrued                                                          7,932              2,382
  Interest accrued                                                      13,773              8,433
  Obligations under capital leases                                         398                375
  Other accrued liabilities                                             35,426             26,592
                                                                ---------------    ---------------
          Total                                                        114,613            141,842
                                                                ---------------    ---------------

Customers' Advances for Construction                                     1,872              1,867
                                                                ---------------    ---------------

Regulatory Liabilities (FUTURE AMOUNTS OWED TO CUSTOMERS
                        THROUGH THE RATEMAKING PROCESS)
  Accumulated deferred investment tax credits                           14,881             15,157
  Deferred gains on sale of property                                    15,901             15,901
  Customer refund                                                       21,693             18,381
  Other                                                                  6,142              8,182
                                                                ---------------    ---------------
          Total                                                         58,617             57,621
                                                                ---------------    ---------------

Deferred Income Taxes  (FUTURE TAX LIABILITIES OWED
                        TO TAXING AUTHORITIES)                         267,818            263,784
Commitments and Contingencies (Note L)
                                                                ---------------    ---------------
                                                                    $1,651,699         $1,758,944
                                                                ===============    ===============

*Derived from audited financial statements

               The accompanying Notes to Financial Statements
              are an integral part of the financial statements.

                         THE UNITED ILLUMINATING COMPANY
                             STATEMENT OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                 Three Months Ended         Nine Months Ended
                                                                    September 30,             September 30,
                                                                2000          1999          2000          1999
                                                                ----          ----          ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                     $21,187       $25,222       $55,523       $51,471
                                                            -------------  ------------  ------------  ------------
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                25,864        20,222        57,566        60,186
     Deferred income taxes                                         1,526         3,008         6,130         6,580
     Deferred income taxes - generation asset sale                     -             -             -       (70,222)
     Deferred investment tax credits - net                          (103)         (190)         (276)         (571)
     Amortization of nuclear fuel                                  1,979         1,978         5,772         6,658
     Allowance for funds used during construction                   (693)         (674)       (1,860)       (1,712)
     CTA and SBC expense deferral                                 (7,888)            -       (32,904)            -
     Amortization of deferred return                                   -         3,146             -         9,439
     Changes in:
            Accounts receivable - net                             40,155       (35,759)       27,640      (104,541)
            Fuel, materials and supplies                            (134)          135          (282)         (654)
            Prepayments                                           (1,812)       (2,084)       (2,299)        1,611
            Accounts payable                                        (248)       (2,475)      (15,710)      (21,060)
            Interest accrued                                      (2,431)       (2,462)        5,340         3,951
            Taxes accrued                                         (4,033)        7,067         5,550        13,718
            Taxes accrued - generation asset sale                      -       (17,555)            -        17,556
            Other assets and liabilities                          40,191        14,934        43,216       (27,663)
                                                            -------------  ------------  ------------  ------------
     Total Adjustments                                            92,373       (10,709)       97,883      (106,724)
                                                            -------------  ------------  ------------  ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                        113,560        14,513       153,406       (55,253)
                                                            -------------  ------------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Common stock                                                  (30,273)          284       (29,707)          853
   Notes payable                                                  (6,500)       (3,000)      (17,000)      (37,000)
   Securities redeemed and retired:
     Preferred stock                                                   -             -             -        (4,299)
     Long-term debt                                              (50,506)            -       (76,256)     (211,202)
   Premium on preferred stock redemptions                              -             -             -           (53)
   Lease obligations                                                 (95)          (88)         (279)         (259)
   Dividends
     Preferred stock                                                   -             -             -          (116)
     Common stock                                                (10,135)      (10,114)      (30,390)      (30,329)
                                                            -------------  ------------  ------------  ------------
NET CASH USED IN FINANCING ACTIVITIES                            (97,509)      (12,918)     (153,632)     (282,405)
                                                            -------------  ------------  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net cash received from sale of generation assets                   -             -             -       270,590
    Plant expenditures, including nuclear fuel                   (13,769)       (6,964)      (35,458)      (19,854)
    Investment in debt securities                                      -             -         4,778         5,447
                                                            -------------  ------------  ------------  ------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES              (13,769)       (6,964)      (30,680)      256,183
                                                            -------------  ------------  ------------  ------------

CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD                                          2,282        (5,369)      (30,906)      (81,475)
BALANCE AT BEGINNING OF PERIOD                                     4,120        21,478        37,308        97,584
                                                            -------------  ------------  ------------  ------------
BALANCE AT END OF PERIOD                                           6,402        16,109         6,402        16,109
LESS: RESTRICTED CASH                                              3,281         2,339         3,281         2,339
                                                            -------------  ------------  ------------  ------------
BALANCE: UNRESTRICTED CASH                                        $3,121       $13,770        $3,121       $13,770
                                                            =============  ============  ============  ============

CASH PAID DURING THE PERIOD FOR:
   Interest (net of amount capitalized)                           $9,818        $9,920       $18,377       $24,403
                                                            =============  ============  ============  ============
   Income taxes                                                  $20,000       $33,900       $32,600       $91,850
                                                            =============  ============  ============  ============

 Note: Cash Flows from Operating Activities for the nine months ended September 30, 1999 were reduced by the current income tax effects of the generation asset sale in the amount of $52,666.

                     The accompanying Notes to Financial Statements
                    are an integral part of the financial statements.

                            UIL HOLDINGS CORPORATION
                         THE UNITED ILLUMINATING COMPANY

                          NOTES TO FINANCIAL STATEMENTS

HOLDING COMPANY FORMATION

     On July 20, 2000, UIL Holdings Corporation (UIL Holdings) became the parent company of a holding company system as a result of the corporate restructuring of The United Illuminating Company (UI) and its direct and indirect non-regulated subsidiaries. UI has become a wholly-owned subsidiary of UIL Holdings, and each share of the common stock of UI has been converted into a share of common stock of UIL Holdings. All of UI's interests in all of its direct and indirect non-regulated subsidiaries have been transferred to UIL Holdings and, to the extent new businesses are subsequently acquired or commenced, they will also be financed and owned by UIL Holdings.

BASIS OF PRESENTATION

     The consolidated financial statements of UIL Holdings and its wholly-owned direct subsidiaries, UI and United Resources, Inc. (URI), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC). The Notes to Financial Statements apply to both UIL Holdings and UI. UIL Holdings Consolidated Financial Statements include the accounts of UIL Holdings and its wholly-owned subsidiaries, UI and URI. UIL Holdings prior period consolidated financial statements have been prepared from UI's prior period consolidated financial statements, except that amounts have been reclassified to reflect UIL Holdings structure. The statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. UIL Holdings and UI believe that the disclosures are adequate to make the information presented not misleading. The UIL Holdings' consolidated financial statements and UI financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in UI's annual report on Form 10-K for the year ended December 31, 1999. Such notes are supplemented as follows:

(A)  STATEMENT OF ACCOUNTING POLICIES

NUCLEAR DECOMMISSIONING TRUSTS

     External trust funds are maintained to fund the estimated future decommissioning costs of the nuclear generating units in which UI has an ownership interest. These costs are accrued as a charge to depreciation expense over the estimated service lives of the units and are recovered in rates on a current basis. UI paid $3 million into the decommissioning trust funds for Seabrook Unit 1 and Millstone Unit 3 in the first nine months of each of 2000 and 1999. At September 30, 2000, UI's shares of the trust fund balances, which included accumulated earnings on the funds, were $25.2 million and $8.8 million for Seabrook Unit 1 and Millstone Unit 3, respectively. These fund balances are included in "Other Property and Investments" and the accrued decommissioning obligation is included in "Noncurrent Liabilities" on UIL Holdings' Consolidated Balance Sheet and UI's Balance Sheet.

COMPREHENSIVE INCOME

     Comprehensive income for the nine months ended September 30, 2000 and 1999 is equal to net income as reported.

NEW ACCOUNTING STANDARDS

     The Financial Accounting Standards Board Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" will become effective for UIL Holdings in the first quarter of 2001. UI has a contract with a power marketer that includes a financially settled contract for differences related to certain call rights of the power marketer and put rights of UI with respect to UI's entitlements in Seabrook Unit 1 and Millstone Unit 3. This contract will terminate at the earlier of December 31, 2003 or the date that UI sells its

                            UIL HOLDINGS CORPORATION
                         THE UNITED ILLUMINATING COMPANY

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

interests in these units. Application of the new accounting standard will require the recognition of UI's future obligation for financial settlements under this contract. However, since the costs of this contract are considered in the Competitive Transition Assessment (CTA) mechanism, there is currently no income statement effect. The adoption of this accounting statement will not have any impact on UIL Holdings' results of operations and is not expected to have a material impact on UIL Holdings' financial condition.

 (B)  CAPITALIZATION

COMMON STOCK

     UIL Holdings had 14,321,177 shares of its common stock, without par value, outstanding at September 30, 2000, of which 251,465 shares were unallocated shares held by The United Illuminating Company 401(k)/Employee Stock Ownership Plan (KSOP) and not recognized as outstanding for accounting purposes.

     UI has entered into an arrangement under which it loaned $11.5 million to the KSOP. The trustee for the KSOP used the funds to purchase shares of UI common stock in open market transactions. On July 20, 2000, effective with the formation of the holding company structure, unallocated shares held by the KSOP were converted into shares of UIL Holdings common stock. The shares will be allocated to employees' KSOP accounts, as the loan is repaid, to cover a portion of the required KSOP contributions. The loan will be repaid by the KSOP over a twelve-year period, using employer contributions and UIL Holdings dividends paid on the unallocated shares of the stock held by the KSOP. As of September 30, 2000, 251,465 shares, with a fair market value of $12.9 million, had been purchased by the KSOP and had not been committed to be released or allocated to KSOP participants.

     In 1990, UI's Board of Directors and the shareowners approved a stock option plan for officers and key employees of UI. Options to purchase 3,500 shares of stock at an exercise price of $30 per share, 7,800 shares of stock at an exercise price of $39.5625 per share, and 5,000 shares of stock at an exercise price of $42.375 per share have been granted and remained outstanding at September 30, 2000. No options were exercised during the nine months ended September 30, 2000. Effective with the formation of the holding company structure on July 20, 2000, all outstanding options were converted into options to purchase an equivalent number of shares of UIL Holdings common stock.

     On March 22, 1999, UI's Board of Directors approved a stock option plan for directors, officers and key employees of UI. The plan provides for the awarding of options to purchase up to 650,000 shares of UI's common stock over periods of from one to ten years following the dates when the options are granted. The exercise price of each option cannot be less than the market value of the stock on the date of the grant. On June 28, 1999, UI's shareowners approved the plan. Effective with the formation of the holding company structure on July 20, 2000, all outstanding options were converted into options to purchase an equivalent number of shares of UIL Holdings common stock. Options to purchase 8,575 shares of stock at an exercise price of $43.21875 were exercised during the nine months ended September 30, 2000. Options and reload options to purchase 6,300 shares of stock at an exercise price of $43.50 per share, 132,000 shares of stock at an exercise price of $43.21875 per share, 186,900 shares of stock at an exercise price of $39.40625 per share, 2,170 shares of stock at an exercise price of $53.1250, 382 shares of stock at an exercise price of $52.6875, 1,000 shares of stock at an exercise price of $50.3125 and 407 shares of stock at an exercise price of $53.0625 have been granted and remained outstanding at September 30, 2000.

RETAINED EARNINGS RESTRICTION

     The indenture under which UI has issued $200 million principal amount of Notes places limitations on UI related to the payment of cash dividends on its common stock and the purchase or redemption of its common stock. Retained earnings in the amount of $132.9 million were free from such limitations at September 30, 2000.

                            UIL HOLDINGS CORPORATION
                         THE UNITED ILLUMINATING COMPANY

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

LONG-TERM DEBT

     On December 16, 1999, UI borrowed $25 million from the Business Finance Authority of the State of New Hampshire (BFA), representing the proceeds from the issuance by the BFA of $25 million principal amount of tax-exempt Pollution Control Refunding Revenue Bonds (PCRRBs). UI is obligated, under its borrowing agreement with the BFA, to pay to a trustee for the PCRRBs' bondholders such amounts as will be required to pay, when due, the principal of and the premium, if any, and interest on the PCRRBs. The PCRRBs will mature in 2029, and their interest rate is fixed at 5.4% for the three-year period ending December 1, 2002. At December 31, 1999, these proceeds were held by a trustee and were recognized as cash and long-term debt on UI's Balance Sheet. On January 15, 2000, UI used the proceeds of this $25 million borrowing to redeem and repay $25 million of 8.0%, 1989 Series A, Pollution Control Revenue Bonds, an outstanding series of tax-exempt bonds on which UI also had a payment obligation to a trustee for the bondholders. Expenses associated with this transaction, including redemption premiums totaling $750,000 and other expenses of approximately $417,000, were paid by UI.

     On August 9, 2000, UI initiated the redemption process for $50 million of 9 5/8% Preferred Capital Securities, Series A, due 2025. These securities were issued by United Capital Funding Partnership L. P., a Delaware limited partnership, in April 1995. The securities were redeemed on September 25, 2000 at $25.00 per share, plus accrued dividends to the redemption date of $0.160417 per share.

(E)  SHORT-TERM CREDIT ARRANGEMENTS

     On June 26, 2000, UI entered into a Money Market Loan arrangement with Chase Manhattan Bank. On September 29, 2000, this arrangement was transferred to UIL Holdings. This is an uncommitted short-term borrowing arrangement under which Chase Manhattan Bank may make loans totaling up to $150 million to UIL Holdings for fixed maturities from one day up to six months. Chase Securities, Inc. acts as an agent and sells the loans to investors. The fixed interest rates on the loans are determined based on conditions in the financial markets at the time of each loan. As of September 30, 2000, UIL Holdings had loans totaling $30 million outstanding under this arrangement.

     UI's $60 million revolving credit agreement with a group of banks was terminated on August 3, 2000. UI had no short-term borrowings outstanding under this facility at that time.

     On August 3, 2000, UIL Holdings entered into a revolving credit agreement with the same group of banks. The borrowing limit of this facility is $97.5 million. The facility permits UIL Holdings to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits UIL Holdings to borrow money for fixed periods of time specified by UIL Holdings at fixed interest rates determined by the Eurodollar interbank market in London. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of UIL Holdings and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to UIL Holdings under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of September 30, 2000, UIL Holdings had $50 million in short-term borrowings outstanding under this facility.

                            UIL HOLDINGS CORPORATION
                         THE UNITED ILLUMINATING COMPANY

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

(F) INCOME TAXES

                                UIL HOLDINGS CORPORATION

                                                             Three Months Ended             Nine Months Ended
                                                                September 30,                  September 30,
                                                             2000           1999           2000           1999
                                                             ----           ----           ----           ----
                                                            (000's)        (000's)        (000's)        (000's)
Income tax expense consists of:
Income tax provisions:
  Current
              Federal                                        $12,416        $17,404        $30,612        $93,197
              State                                            2,897          4,519          7,213         24,250
                                                         ------------   ------------   ------------   ------------
                 Total current                                15,313         21,923         37,825        117,447
                                                         ------------   ------------   ------------   ------------
  Deferred
              Federal                                          1,124          2,802          6,202        (48,842)
              State                                              292            221            840        (14,542)
                                                         ------------   ------------   ------------   ------------
                 Total deferred                                1,416          3,023          7,042        (63,384)
                                                         ------------   ------------   ------------   ------------

  Investment tax credits                                        (103)          (190)          (276)          (571)
                                                         ------------   ------------   ------------   ------------

     Total income tax expense                                $16,626        $24,756        $44,591        $53,492
                                                         ============   ============   ============   ============

Income tax components charged as follows:
  Operating expenses                                         $18,357        $25,773        $47,574        $55,549
  Other income and deductions - net                           (1,731)        (1,017)        (2,983)        (2,057)
                                                         ------------   ------------   ------------   ------------

     Total income tax expense                                $16,626        $24,756        $44,591        $53,492
                                                         ============   ============   ============   ============


The following table details the components
  of the deferred income taxes:
     Tax gain on sale of generation assets                       $ -            $ -            $ -      $ (70,222)
     Seabrook sale/leaseback transaction                         576            686         (3,419)        (3,478)
     Pension benefits                                          2,488            579          5,583          2,684
     Accelerated depreciation                                 (1,674)         1,251         (2,379)         3,751
     Tax depreciation on unrecoverable plant investment           22          1,186             68          3,560
     Unit overhaul and replacement power costs                  (454)          (240)        (1,363)         1,978
     Conservation and load management                            (27)          (410)           (80)        (2,155)
     Postretirement benefits                                    (100)          (265)          (284)          (963)
     Loss from disposition of property                             -              -         (1,420)             -
     Displaced worker protection costs                          (225)            43           (688)         2,258
     Bond redemption costs                                      (256)          (253)          (329)          (761)
     Cancelled nuclear project                                  (117)          (117)          (350)          (350)
     Restructuring costs                                      (1,398)             -          1,267              -
     SBC and CTA expense deferral                              3,145              -         13,120              -
     Other - net                                                (564)           563         (2,684)           314
                                                         ------------   ------------   ------------   ------------

Deferred income taxes - net                                   $1,416         $3,023         $7,042       ($63,384)
                                                         ============   ============   ============   ============

                            UIL HOLDINGS CORPORATION
                         THE UNITED ILLUMINATING COMPANY

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

                          THE UNITED ILLUMINATING COMPANY

                                                          Three Months Ended             Nine Months Ended
                                                                September 30,                  September 30,
                                                           2000           1999           2000           1999
                                                           ----           ----           ----           ----
                                                           (000's)       (000's)         (000's)       (000's)
Income tax expense consists of:
Income tax provisions:
  Current
              Federal                                       $13,003        $17,537        $31,824        $94,793
              State                                           3,008          4,538          7,403         24,649
                                                        ------------   ------------   ------------   ------------
                 Total current                               16,011         22,075         39,227        119,442
                                                        ------------   ------------   ------------   ------------
  Deferred
              Federal                                         1,213          2,790          5,461        (49,046)
              State                                             313            218            669        (14,596)
                                                        ------------   ------------   ------------   ------------
                 Total deferred                               1,526          3,008          6,130        (63,642)
                                                        ------------   ------------   ------------   ------------

  Investment tax credits                                       (103)          (190)          (276)          (571)
                                                        ------------   ------------   ------------   ------------

     Total income tax expense                               $17,434        $24,893        $45,081        $55,229
                                                        ============   ============   ============   ============

Income tax components charged as follows:
  Operating expenses                                        $19,153        $25,910        $48,051        $57,286
  Other income and deductions - net                          (1,719)        (1,017)        (2,970)        (2,057)
                                                        ------------   ------------   ------------   ------------

     Total income tax expense                               $17,434        $24,893        $45,081        $55,229
                                                        ============   ============   ============   ============


The following table details the components
 of the deferred income taxes:
     Tax gain on sale of generation assets                   $  -           $  -           $  -        $ (70,222)
     Seabrook sale/leaseback transaction                        576            686         (3,419)        (3,478)
     Pension benefits                                         2,488            579          5,583          2,684
     Accelerated depreciation                                (1,674)         1,251         (2,379)         3,751
     Tax depreciation on unrecoverable plant investment          22          1,186             68          3,560
     Unit overhaul and replacement power costs                 (454)          (240)        (1,363)         1,978
     Conservation and load management                           (27)          (410)           (80)        (2,155)
     Postretirement benefits                                   (100)          (265)          (284)          (963)
     Loss from disposition of property                            -              -         (1,420)             -
     Displaced worker protection costs                         (225)            43           (688)         2,258
     Bond redemption costs                                     (256)          (253)          (329)          (761)
     Cancelled nuclear project                                 (117)          (117)          (350)          (350)
     Restructuring costs                                     (1,398)             -          1,267              -
     SBC and CTA expense deferral                             3,145              -         13,120              -
     Other - net                                               (454)           548         (3,596)            56
                                                        ------------   ------------   ------------   ------------

Deferred income taxes - net                                  $1,526         $3,008         $6,130       ($63,642)
                                                        ============   ============   ============   ============

                            UIL HOLDINGS CORPORATION
                         THE UNITED ILLUMINATING COMPANY

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

(G)  SUPPLEMENTARY INFORMATION

                           UIL HOLDINGS CORPORATION

                                                          Three Months Ended              Nine Months Ended
                                                             September 30,                  September 30,
                                                          2000           1999            2000           1999
                                                          ----           ----            ----           ----
                                                         (000's)       (000's)          (000's)       (000's)
Operating Revenues
------------------
Utility
     Retail                                               $160,028       $191,056        $457,697       $498,985
     Wholesale                                              20,511          3,669          59,083         22,938
     Proceeds from Millstone Unit 3 settlement              14,960              -          14,960              -
     Other                                                   5,628          4,346          14,376         10,348
Non-regulated business unit revenues                        45,927         21,456          99,982         45,337
                                                      -------------  -------------   -------------  -------------

          Total Operating Revenues                        $247,054       $220,527        $646,098       $577,608
                                                      =============  =============   =============  =============

Utility Sales by Class (megawatt-hours)
--------------------------------------
    Retail
     Residential                                           535,409        604,600       1,543,702      1,581,672
     Commercial                                            657,897        663,457       1,808,518      1,808,369
     Industrial                                            298,806        323,782         870,002        885,041
     Other                                                  10,445         11,803          33,945         35,852
                                                      -------------  -------------   -------------  -------------
                                                         1,502,557      1,603,642       4,256,167      4,310,934
    Wholesale                                              663,649         62,040       1,932,945        920,623
                                                      -------------  -------------   -------------  -------------
          Total Sales by Class                           2,166,206      1,665,682       6,189,112      5,231,557
                                                      =============  =============   =============  =============

Depreciation
------------
    Plant in Service-regulated utility                      $6,256        $11,347         $18,506        $37,918
    Nonutility property-unregulated                          1,134            977           3,059          2,732
    Amortization of Conservation and
            Load Management Costs                                -            (50)              -          4,786
    Nuclear Decommissioning                                  1,007          1,078           3,002          3,028
                                                      -------------  -------------   -------------  -------------
                                                            $8,397        $13,352         $24,567        $48,464
                                                      =============  =============   =============  =============

Other Taxes
-----------
    Charged to:
     Operating:
        State gross earnings                                $6,480         $7,704         $18,035        $19,456
        Local real estate and personal property              3,612          4,062          11,310         14,737
        Payroll taxes                                        1,349          1,152           4,313          4,206
                                                      -------------  -------------   -------------  -------------
                                                            11,441         12,918          33,658         38,399
     Nonoperating and other accounts                           197            140             476            432
                                                      -------------  -------------   -------------  -------------
          Total Other Taxes                                $11,638        $13,058         $34,134        $38,831
                                                      =============  =============   =============  =============

Other Income and (Deductions) - net
-----------------------------------
     Interest income                                          $197           $294            $808         $1,423
     Equity earnings from Connecticut Yankee                   574            197             817            521
     Miscellaneous other income and (deductions) - net      (3,449)           552          (3,879)        (1,041)
                                                      -------------  -------------   -------------  -------------
          Total Other Income and (Deductions) - net        ($2,678)        $1,043         ($2,254)          $903
                                                      =============  =============   =============  =============

Other Interest Charges
----------------------
     Notes Payable                                            $702           $698          $1,217         $2,341
     Other                                                   1,324            709           1,835          1,742
                                                      -------------  -------------   -------------  -------------
          Total Other Interest Charges                      $2,026         $1,407          $3,052         $4,083
                                                      =============  =============   =============  =============

                            UIL HOLDINGS CORPORATION
                         THE UNITED ILLUMINATING COMPANY

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

                        THE UNITED ILLUMINATING COMPANY


                                                            Three Months Ended              Nine Months Ended
                                                               September 30,                  September 30,
                                                            2000           1999            2000           1999
                                                            ----           ----            ----           ----
                                                           (000's)       (000's)          (000's)       (000's)
Operating Revenues
------------------
     Retail                                                 $160,028       $191,056        $457,697       $498,985
     Wholesale                                                20,511          3,669          59,083         22,938
     Proceeds from Millstone Unit 3 settlement                14,960              -          14,960              -
     Other                                                     5,628          4,346          14,376         10,348
                                                        -------------  -------------   -------------  -------------
          Total Operating Revenues                          $201,127       $199,071        $546,116       $532,271
                                                        =============  =============   =============  =============

Sales by Class (megawatt-hours)
------------------------------
    Retail
     Residential                                             535,409        604,600       1,543,702      1,581,672
     Commercial                                              657,897        663,457       1,808,518      1,808,369
     Industrial                                              298,806        323,782         870,002        885,041
     Other                                                    10,445         11,803          33,945         35,852
                                                        -------------  -------------   -------------  -------------
                                                           1,502,557      1,603,642       4,256,167      4,310,934
    Wholesale                                                663,649         62,040       1,932,945        920,623
                                                        -------------  -------------   -------------  -------------
          Total Sales by Class                             2,166,206      1,665,682       6,189,112      5,231,557
                                                        =============  =============   =============  =============

Depreciation
------------
    Plant in Service-regulated utility                        $6,256        $11,347         $18,506        $37,918
    Amortization of Conservation and
            Load Management Costs                                  -            (50)              -          4,786
    Nuclear Decommissioning                                    1,007          1,078           3,002          3,028
                                                        -------------  -------------   -------------  -------------
                                                              $7,263        $12,375         $21,508        $45,732
                                                        =============  =============   =============  =============

Other Taxes
-----------
    Charged to:
     Operating:
        State gross earnings                                  $6,480         $7,704         $18,035        $19,456
        Local real estate and personal property                3,589          4,062          11,243         14,737
        Payroll taxes                                          1,004          1,152           3,664          4,206
                                                        -------------  -------------   -------------  -------------
                                                              11,073         12,918          32,942         38,399
     Nonoperating and other accounts                             197            140             476            432
                                                        -------------  -------------   -------------  -------------
          Total Other Taxes                                  $11,270        $13,058         $33,418        $38,831
                                                        =============  =============   =============  =============

Other Income and (Deductions) - net
-----------------------------------
     Interest income                                            $197           $294            $808         $1,423
     Equity earnings from Connecticut Yankee                     574            197             817            521
     Miscellaneous other income and (deductions) - net           765            282           1,125            127
                                                        -------------  -------------   -------------  -------------
          Total Other Income and (Deductions) - net           $1,536           $773          $2,750         $2,071
                                                        =============  =============   =============  =============

Other Interest Charges
----------------------
     Notes Payable                                              $636           $698          $1,151         $2,341
     Other                                                     1,000            709           1,510          1,742
                                                        -------------  -------------   -------------  -------------
          Total Other Interest Charges                        $1,636         $1,407          $2,661         $4,083
                                                        =============  =============   =============  =============

                            UIL HOLDINGS CORPORATION
                         THE UNITED ILLUMINATING COMPANY

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

(L)  COMMITMENTS AND CONTINGENCIES

CAPITAL EXPENDITURE PROGRAM

     UIL Holdings' continuing capital expenditure program is presently estimated at $359 million, excluding UI's allowance for funds used during construction (AFUDC), for 2000 through 2004.

NUCLEAR INSURANCE CONTINGENCIES

     The Price-Anderson Act, currently extended through August 1, 2002, limits public liability resulting from a single incident at a nuclear power plant. The first $200 million of liability coverage is provided by purchasing the maximum amount of commercially available insurance. Additional liability coverage will be provided by an assessment of up to $83.9 million per incident, levied on each of the nuclear units licensed to operate in the United States, subject to a maximum assessment of $10 million per incident per nuclear unit in any year. In addition, if the sum of all public liability claims and legal costs resulting from any nuclear incident exceeds the maximum amount of financial protection, each reactor operator can be assessed an additional 5% of $83.9 million, or $4.2 million. The maximum assessment is adjusted at least every five years to reflect the impact of inflation. With respect to each of the two operating nuclear generating units in which UI has an interest, UI will be obligated to pay its ownership and/or leasehold share of any statutory assessment resulting from a nuclear incident at any nuclear generating unit. Based on its interests in these nuclear generating units, UI estimates its maximum liability would be $17.8 million per incident. However, any assessment would be limited to $2.1 million per incident per year.

     The Nuclear Regulatory Commission requires each operating nuclear generating unit to obtain property insurance coverage in a minimum amount of $1.06 billion and to establish a system of prioritized use of the insurance proceeds in the event of a nuclear incident. The system requires that the first $1.06 billion of insurance proceeds be used to stabilize the nuclear reactor to prevent any significant risk to public health and safety and then for decontamination and cleanup operations. Only following completion of these tasks would the balance, if any, of the segregated insurance proceeds become available to the unit's owners. For each of the two operating nuclear generating units in which UI has an interest, UI is required to pay its ownership and/or leasehold share of the cost of purchasing such insurance. Although each of these units has purchased $2.75 billion of property insurance coverage, representing the limits of coverage currently available from conventional nuclear insurance pools, the cost of a nuclear incident could exceed available insurance proceeds. Under those circumstances, the nuclear insurance pools that provide this coverage may levy assessments against the insured owner companies if pool losses exceed the accumulated funds available to the pool. The maximum potential assessments against UI with respect to losses occurring during current policy years are approximately $3.0 million.

OTHER COMMITMENTS AND CONTINGENCIES

                               CONNECTICUT YANKEE

     On December 4, 1996, the Board of Directors of the Connecticut Yankee Atomic Power Company (Connecticut Yankee) voted unanimously to retire the Connecticut Yankee nuclear plant (the Connecticut Yankee Unit) from commercial operation. UI has a 9.5% stock ownership share in Connecticut Yankee. The power purchase contract under which UI had purchased its 9.5% entitlement to the Connecticut Yankee Unit's power output permits Connecticut Yankee to recover 9.5% of all of its costs from UI. In December of 1996, Connecticut Yankee filed decommissioning cost estimates and amendments to the power contracts with its owners with the Federal Energy Regulatory Commission (FERC). Based on regulatory precedent, this filing requested confirmation that Connecticut Yankee will continue to collect from its owners its decommissioning costs, the unrecovered investment in the Connecticut Yankee Unit and other costs associated with the permanent shutdown of the Connecticut Yankee Unit. On April 7, 2000, Connecticut Yankee reached a settlement agreement with the Connecticut Department of Public Utility Control (DPUC) and the Connecticut Office of Consumer Counsel (two of the intervenors in the FERC proceeding). This agreement was

                            UIL HOLDINGS CORPORATION
                         THE UNITED ILLUMINATING COMPANY

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

submitted to the FERC, which approved it in all respects on July 26, 2000; and it became effective on August 1, 2000. The agreement allows Connecticut Yankee to earn a return on equity of 6% and stipulates a new decommissioning cost estimate for the Connecticut Yankee Unit for purposes of FERC-approved decommissioning cost collections by Connecticut Yankee through the power contracts with the unit's owners.

     UI's estimate of its remaining share of Connecticut Yankee costs, including decommissioning, less return of investment (approximately $7.5 million) and return on investment (approximately $3.0 million) at September 30, 2000, is approximately $23.1 million. This estimate, which is subject to ongoing review and revision, has been recorded as an obligation and a regulatory asset on UI's Balance Sheet.

                                  HYDRO-QUEBEC

     UI is a participant in the Hydro-Quebec transmission intertie facility linking New England and Quebec, Canada. Phase I of this facility, which became operational in 1986 and in which UI has a 5.45% participating share, has a 690 megawatt equivalent capacity value; and Phase II, in which UI has a 5.45% participating share, increased the equivalent capacity value of the intertie from 690 megawatts to a maximum of 2000 megawatts in 1991. UI is obligated to furnish a guarantee for its participating share of the debt financing for the Phase II facility. As of September 30, 2000, UI's guarantee liability for this debt was approximately $5.7 million.

                             ENVIRONMENTAL CONCERNS

     In complying with existing environmental statutes and regulations and further developments in areas of environmental concern, including legislation and studies in the fields of water quality, hazardous waste handling and disposal, toxic substances, and electric and magnetic fields, UI may incur substantial capital expenditures for equipment modifications and additions, monitoring equipment and recording devices, and it may incur additional operating expenses. The total amount of these expenditures is not now determinable.

             SITE DECONTAMINATION, DEMOLITION AND REMEDIATION COSTS

     UI has estimated that the total cost of decontaminating and demolishing its Steel Point Station and completing requisite environmental remediation of the site will be approximately $11.3 million, of which approximately $8.6 million had been incurred as of September 30, 2000, and that the value of the property following remediation will not exceed $6.0 million. As a result of a 1992 DPUC retail rate decision, beginning January 1, 1993, UI has been recovering through retail rates $1.075 million of the remediation costs per year. The remediation costs, property value and recovery from customers will be subject to true-up in UI's next retail rate proceeding based on actual remediation costs and actual gain on UI's disposition of the property.

     UI has been remediating an area of PCB contamination at a site, bordering the Mill River in New Haven, that contains transmission facilities and the deactivated English Station generation facilities. The excavation of contaminated soils and post-remediation monitoring is complete. In addition, UI is currently replacing the bulkhead that surrounds this site, at an estimated cost of $13.5 million. Of this amount, $4.2 million represents the portion of the costs to protect UI's transmission facilities and will be capitalized as plant in service. The remaining estimated cost of $9.3 million was expensed in 1999. UI has conveyed to an unaffiliated entity, Quinnipiac Energy, LLC, (QE) the entire English Station site, reserving to UI permanent easements for the operation of its transmission facilities on the site. UI has funded 61% (approximately $1.2 million) of the environmental remediation costs that will be incurred by QE to bring the site into compliance with applicable Connecticut minimum standards.

     UI closed on the sale of its Bridgeport Harbor Station and New Haven Harbor Station generating plants in compliance with Connecticut's electric utility industry restructuring legislation on April 16, 1999. Environmental assessments performed in connection with the marketing of these plants indicate that substantial remediation expenditures will be required in order to bring the plant sites into compliance with applicable Connecticut minimum

                            UIL HOLDINGS CORPORATION
                         THE UNITED ILLUMINATING COMPANY

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

standards. The purchaser of the plants has agreed to undertake and pay for the major portion of this remediation. However, UI will be responsible for remediation of the portions of the plant sites that have been retained by it.

(M)  NUCLEAR FUEL DISPOSAL AND NUCLEAR PLANT DECOMMISSIONING

     New Hampshire has enacted a law requiring the creation of a government-managed fund to finance the decommissioning of nuclear generating units in that state. The New Hampshire Nuclear Decommissioning Financing Committee (NDFC) has established $565 million (in 2000 dollars) as the decommissioning cost estimate for Seabrook Unit 1, of which UI's share would be approximately $99 million. This estimate assumes the prompt removal and dismantling of the unit at the end of its estimated 36-year energy producing life. Monthly decommissioning payments are being made to the state-managed decommissioning trust fund. UI's share of the decommissioning payments made during the first nine months of 2000 was $2.5 million. UI's share of the fund at September 30, 2000 was approximately $25.2 million.

     Connecticut has enacted a law requiring the operators of nuclear generating units to file periodically with the DPUC their plans for financing the decommissioning of the units in that state. The current decommissioning cost estimate for Millstone Unit 3 is $619 million (in 2000 dollars), of which UI's share would be approximately $23 million. This estimate assumes the prompt removal and dismantling of the unit at the end of its estimated 40-year energy producing life. Monthly decommissioning payments, based on these cost estimates, are being made to a decommissioning trust fund managed by Northeast Utilities
(NU). UI's share of the Millstone Unit 3 decommissioning payments made during the first nine months of 2000 was $0.5 million. UI's share of the fund at September 30, 2000 was approximately $8.8 million. The current decommissioning cost estimate for the Connecticut Yankee Unit, assuming the prompt removal and dismantling of the unit, is $463 million, of which UI's share would be $44 million. Through September 30, 2000, $218 million has been expended for decommissioning. The projected remaining decommissioning cost is $245 million, of which UI's share would be $23.2 million. The decommissioning trust fund for the Connecticut Yankee Unit is also managed by NU. For UI's 9.5% equity ownership in Connecticut Yankee, decommissioning costs of $1.8 million were funded by UI during the first nine months of 2000, and UI's share of the fund at September 30, 2000 was $30.9 million.

                            UIL HOLDINGS CORPORATION
                         THE UNITED ILLUMINATING COMPANY

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

(P)  SEGMENT INFORMATION

     UIL Holdings has one reportable operating segment, that of regulated generation, distribution and sale of electricity. The accounting policies used for that segment do not differ from those used for nonreportable operating segments. Revenues from inter-segment transactions are not material, and all of UIL Holdings' revenues are derived in the United States.

     The following tables reconcile the total assets, revenue from external customers and income (loss) before income taxes of the reportable segment with the total amounts for UIL Holdings:

                                             SEPTEMBER 30,       DECEMBER 31,
                                                 2000                1999
                                                 ----                ----
                                                          (000's)
       Total Assets -UI                       $1,651,699          $1,758,944
       Other                                     204,017              39,266
                                                --------           ---------
       Total Assets - UIL Holdings            $1,855,716          $1,798,210
                                               =========           =========


                                QUARTER ENDED SEPTEMBER 30, 2000             QUARTER ENDED SEPTEMBER 30, 1999
                                --------------------------------             --------------------------------
                                                        TOTAL                                        TOTAL
                                 UI        OTHER     UIL HOLDINGS            UI        OTHER      UIL HOLDINGS
                                 --        -----     ------------            --        ----       ------------
                                                                   (000's)
       Revenue from
       External Customers      $201,127    $45,927      $247,054           $199,071    $21,456       $220,527
       Income (Loss)
       Before Income Taxes      $38,621    $(2,288)      $36,333            $50,115      $(362)       $49,753


                                 YEAR TO DATE SEPTEMBER 30, 2000             YEAR TO DATE SEPTEMBER 30, 1999
                                 -------------------------------             -------------------------------
                                                        TOTAL                                        TOTAL
                                 UI        OTHER     UIL HOLDINGS            UI        OTHER      UIL HOLDINGS
                                 --        -----     ------------            --        ----       ------------
                                                                   (000's)
       Revenue from
       External Customers      $546,116    $99,982      $646,098           $532,271     $45,337      $577,608
       Income (Loss)
       Before Income Taxes     $100,604    $(1,645)      $98,959           $106,699     $(4,323)     $102,376

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                            UIL HOLDINGS CORPORATION

                     MAJOR INFLUENCES ON FINANCIAL CONDITION

     UIL Holdings' financial condition will continue to be dependent on the level of UI's utility retail sales and UI's ability to control expenses, as well as on the performance of the non-regulated businesses of UIL Holdings' subsidiaries. The two primary factors that affect utility sales volume are economic conditions and weather.

     UIL Holdings' financial status and financing capability will continue to be sensitive to many other factors, including conditions in the securities markets, economic conditions, interest rates, the level of UIL Holdings' income and cash flow, and legislative and regulatory developments, including the cost of compliance with increasingly stringent environmental legislation and regulations.

     On December 31, 1996, the DPUC completed a financial and operational review of UI and ordered a five-year incentive regulation plan for the years 1997 through 2001 (the Rate Plan). The Rate Plan accelerated the amortization and recovery of unspecified assets during 1999-2001 if UI's common equity return on regulated utility investment exceeds 10.5% after recording the amortization. UI's authorized return on regulated utility common equity during the period is 11.5%. Earnings above 11.5%, on an annual basis, are to be utilized one-third for customer price reductions, one-third to increase amortization of assets, and one-third retained as earnings.

     The Rate Plan includes a provision that it may be reopened and modified upon the enactment of electric utility restructuring legislation in Connecticut. On October 1, 1999, the DPUC issued a decision establishing UI's standard offer customer rates, commencing January 1, 2000, at a level 10% below 1996 rates, as directed by the Restructuring Act described in detail below. These standard offer customer rates are in effect for the period 2000-2001 and supersede the rate reductions for this period that were included in the Rate Plan. The decision also reduced the required amount of accelerated amortization in 2000 and 2001. Under this decision, all other components of the Rate Plan are expected to remain in effect through 2001. The Connecticut Office of Consumer Counsel, the statutory representative of consumer interests in public utility matters, has appealed the DPUC's standard offer decision to the Connecticut Superior Court, challenging the DPUC's determination of UI's average fully-bundled prices in 1996 rates from which a 10% reduction is required by the Restructuring Act. UI and the Connecticut Attorney General are contesting this court challenge of the DPUC's decision. UI is unable to predict, at this time, the outcome of this Superior Court appeal.

     In April  1998,  Connecticut  enacted  Public Act 98-28 (the  Restructuring
Act), a massive and complex statute designed to restructure the State's regulated electric utility industry. As a result of the Act, the business of generating and selling electricity directly to consumers is opened to competition. These business activities are separated from the business of delivering electricity to consumers, also known as the transmission and distribution business. The business of delivering electricity remains with the incumbent franchised utility companies (including UI), which continue to be regulated by the DPUC as Distribution Companies.

      Under the Restructuring Act, effective July 1, 2000, all of UI's customers are able to choose their power supply providers. On and after January 1, 2000, UI is required to offer fully-bundled "standard offer" electric service, under regulated rates, to all customers who do not choose alternate power supply providers. Under current regulatory provisions, UI's financial condition is not affected materially by whether customers choose alternate suppliers to UI's standard offer electric service. The standard offer rates must include the fully-bundled price of generation, transmission and distribution services, the competitive transition assessment, the systems benefits charge and the conservation and renewable energy charges. The fully-bundled standard offer rates must also be at least 10% below the average fully-bundled prices in 1996.

     On December 28, 1999, UI and Enron Power Marketing, Inc. (EPMI) entered into a Wholesale Power Supply Agreement, a PPA Entitlements Transfer Agreement and related agreements documenting a four-year standard offer power supply arrangement and the assumption of all of UI's long-term purchased power agreements, effective January 1, 2000. Under these agreements, EPMI supplies the generation services needed by UI to meet its standard offer obligations for the four-year standard offer period at a fixed price. The agreements with EPMI also include a financially settled contract for differences related to certain call rights of EPMI and put rights of UI with respect to UI's entitlements in Seabrook Unit 1 and in Millstone Unit 3, and UI's provision to EPMI of certain ancillary products and services associated with those nuclear entitlements, which provisions terminate at the earlier of December 31, 2003 or the date that UI sells its nuclear interests. The agreements do not restrict UI's right to sell to third parties UI's ownership interests in those nuclear generation units or the generated energy actually attributable to its ownership interests.

     Another major component of the Restructuring Act is the collection, by Distribution Companies, of a "competitive transition assessment," a "systems benefits charge," an "energy conservation and load management program charge" and a "renewable energy investment charge." The competitive transition assessment represents costs that have been reasonably incurred by, or will be incurred by, Distribution Companies to meet their public service obligations as electric companies, and that will likely not otherwise be recoverable in a competitive generation and supply market. These costs include above-market long-term purchased power contract obligations, regulatory asset recovery and above-market investments in power plants (so-called stranded costs). The systems benefits charge represents public policy costs, such as generation decommissioning and displaced worker protection costs. Beginning in 2000, a Distribution Company must collect the competitive transition assessment, the systems benefits charge, the energy conservation and load management program charge and the renewable energy investment charge from all Distribution Company customers.

     The Restructuring Act requires that UI must attempt to divest its ownership interests in its nuclear-fueled power plants prior to 2004 in order to recover any stranded costs associated with its power plants. On October 1, 1998, in its "unbundling plan" filing with the DPUC under the Restructuring Act, and in other regulatory dockets, UI stated that it plans to divest its nuclear generation ownership interests (17.5% of Seabrook Unit 1 in New Hampshire and 3.685% of Millstone Station Unit 3 in Connecticut) by the end of 2003, in accordance with the Restructuring Act. On April 19, 2000, the DPUC approved UI's plan for divesting its ownership interest in Millstone Unit 3 by participating in an auction process for all three of the generating units at Millstone Station to be conducted by a consultant selected by the DPUC. On April 26, 2000, the DPUC selected J. P. Morgan & Co. to conduct this auction, which was concluded on August 7, 2000 when the DPUC and J. P. Morgan & Co. announced that Dominion Resources, Inc. had agreed to purchase Millstone Units 1 and 2, and 93.47% of Millstone Unit 3 for $1.298 billion. The purchase price agreed to for UI's ownership interest in Unit 3, which is subject to adjustments for expenditures and eventualities prior to the date of closing on the sale, is approximately $31 million, exclusive of nuclear fuel. UI's share of the proceeds from the sale of the nuclear fuel inventory at the date of closing on the sale is estimated to be approximately $2.5 million. It is currently estimated that requisite regulatory approvals will be received and the sale will be consummated on or about April 1, 2001. The divestiture process for Seabrook Unit 1 has not yet been determined.

      On March 24, 1999, UI applied to the DPUC for a calculation of UI's stranded costs that will be recovered by it in the future through the competitive transition assessment under the Restructuring Act. In a decision dated August 4, 1999, the DPUC determined that UI's stranded costs total $801.3 million, consisting of $160.4 million of above-market long-term purchased power contract obligations, $153.3 million of generation-related regulatory assets (net of related tax and accounting offsets), and $487.6 million of above-market investments in nuclear generating units (net of $26.4 million of gains from generation asset sales and other offsets related to generation assets). The DPUC decision provides that these stranded cost amounts are subject to true-ups, adjustments and potential additional future offsets, including the results of UI's divestiture of its ownership interests in Millstone Unit 3 and Seabrook Unit 1, in accordance with the Restructuring Act. UI has amortized less than the expected level of regulatory assets related to stranded costs during the first nine months of 2000, due to timing differences and higher than anticipated costs associated with providing standard offer service to customers. Since stranded costs are intended to be trued-up annually, UI continues to anticipate recovery through the competitive transition assessment of these unamortized costs.

                           CAPITAL EXPENDITURE PROGRAM

     UIL Holdings' 2000-2004 estimated capital expenditure program, excluding UI's allowance for funds used during construction, is presently budgeted as follows:

                                          2000         2001         2002        2003         2004         TOTAL
                                          ----         ----         ----        ----         ----         -----
                                                                         (000's)
UI
    Distribution and Transmission       $36,569      $60,496      $40,707     $30,735      $48,737      $217,244
    Nuclear Generation (1)                3,177        2,838           -           -            -          6,015
    Nuclear Fuel (1)                     10,986        6,498           -           -            -         17,484
                                         ------       ------       ------      ------       ------       -------
         Total UI                       $50,732      $69,832      $40,707     $30,735      $48,737      $240,743
                                         ------       ------       ------      ------       ------       -------

URI
    Xcelecom                            $53,667      $ 6,697      $ 7,337     $12,906      $ 6,677      $ 87,284
    American Payment Systems                835        3,313        2,015       2,415        2,415        10,993
    United Capital Investments            5,930       12,650        1,400          -            -         19,980
                                         ------       ------       ------      ------       ------       -------
         Total URI                      $60,432      $22,660      $10,752     $15,321      $ 9,092      $118,257
                                         ------       ------       ------      ------       ------       -------

Total UIL Holdings                     $111,164      $92,492      $51,459     $46,056      $57,829      $359,000
                                        =======       ======       ======      ======       ======       =======

(1) Assumes that the sale of UI's interest in Millstone Unit 3 and Seabrook Unit 1 will be completed by April 1, 2001 and December 31, 2001, respectively.

                         LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2000, UIL Holdings had $41.7 million of cash and temporary cash investments, a decrease of $26.7 million from the corresponding balance at December 31, 1999. The components of this decrease, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

                                                                 (Millions)

       Balance, December 31, 1999                                  $68.3
                                                                    ----

       Net cash provided by operating activities                    52.3

       Net cash provided by (used in) financing activities:
       -   Financing activities, excluding dividend payments       (12.5)
       -   Dividend payments                                       (30.4)
       Investment in debt securities                                 4.8
       Cash invested in plant, including nuclear fuel              (40.8)
                                                                   ------

             Net Change in Cash                                    (26.6)
                                                                   ------

       Balance, September 30, 2000                                 $41.7
                                                                   =====

     UIL Holdings' capital requirements are presently projected as follows:

                                                                 2000       2001       2002       2003       2004
                                                                 ----       ----       ----       ----       ----
                                                                                     (millions)
Cash on Hand - Beginning of Year  (1)                           $39.1     $  -        $  -       $  -       $  -
Internally Generated Funds less Dividends  (2)                   81.0       85.0       93.0       85.0       81.0
                                                                -----       ----       ----       ----       ----
         Subtotal                                               120.1       85.0       93.0       85.0       81.0

Less:
Capital Expenditures  (2)
      UI                                                         50.7       69.8       40.7       30.7       48.7
      URI                                                        60.5       22.7       10.8       15.3        9.1
                                                                -----       ----       ----       ----       ----
         Total                                                  111.2       92.5       51.5       46.0       57.8

Cash Available to pay Debt Maturities and Redemptions             8.9       (7.5)      41.5       39.0       23.2

Less:
Maturities and Mandatory Redemptions                               -         -        100.0      100.0        -
Optional Redemptions                                             75.0        -          -          -          -
Repayment of Short-Term Borrowings                               17.0        -          -          -          -
                                                                -----      -----      -----      -----      -----

External Financing Requirements (Surplus)  (2)                  $83.1      $7.5       $58.5      $61.0     $(23.2)
                                                                 ====       ===        ====       ====       =====

(1) Excludes $2.3 million Seabrook Unit 1 operating deposit and restricted cash of American Payment Systems, Inc. of $26.9 million.
(2) Internally Generated Funds less Dividends, Capital Expenditures and External Financing Requirements are estimates based on current earnings and cash flow projections. All of these estimates are subject to change due to future events and conditions that may be substantially different from those used in developing the projections. No estimates are included herein to reflect the potential proceeds from future nuclear asset sales.

     All capital requirements that exceed available cash will have to be provided by external financing. Although there is no commitment to provide such financing from any source of funds, other than a $97.5 million revolving credit agreement with a group of banks, future external financing needs are expected to be satisfied by the issuance of additional short-term and long-term debt. The continued availability of these methods of financing will be dependent on many factors, including conditions in the securities markets, economic conditions, and future income and cash flow.

     See Item 1, "Notes to Financial Statements," Note (E) for a discussion of UIL Holdings' and UI's short-term credit arrangements.

                              SUBSIDIARY OPERATIONS

      On July 20, 2000, the corporate restructuring of UI and its direct and indirect non-regulated subsidiaries into a holding company structure was completed. In the holding company structure, UI has become a wholly-owned subsidiary of UIL Holdings, and UI's interests in URI and all of its direct and indirect non-regulated subsidiaries have been transferred to UIL Holdings.

      UI is a regulated operating electric public utility, established in 1899, that delivers electricity and provides energy-related services to more than 314,000 customers in the greater New Haven, Connecticut, and greater Bridgeport, Connecticut, areas.

     URI serves as the parent corporation for several non-regulated businesses, each of which is incorporated separately to participate in business ventures that will provide long-term rewards to UIL Holdings shareowners. URI has four wholly-owned subsidiaries. American Payment Systems, Inc. manages a national network of agents for the processing of bill payments made by customers of UI and other companies. Another subsidiary of URI, United Capital

Investments, Inc., and its subsidiaries, invest in business ventures. A third URI subsidiary, Xcelecom, Inc. (formerly known as Precision Power, Inc.) and its subsidiaries, provide electrical and voice-data-video design, construction, systems integration and services to customers in New England and the neighboring Mid-Atlantic region. URI's fourth subsidiary, United Bridgeport Energy, Inc., is a passive investor in a merchant wholesale electric generating facility located in Bridgeport, Connecticut.

                              RESULTS OF OPERATIONS

GENERAL IMPACTS OF CREATION OF A HOLDING COMPANY ON FINANCIAL REPORTS
---------------------------------------------------------------------

     As a result of the formation of UIL Holdings Corporation noted above, all subsidiary results are consolidated. For example, revenues from the non-regulated operating companies are reported as revenues, instead of being subordinated to UI and reported as "other net income." This change particularly relates to revenues, operation and maintenance expense, depreciation expense, interest charges, other net income and income taxes. Income from non-regulated passive investments continues to be reported in "other net income." All periods reported herein have been reclassified for consolidated reporting, with no impact on earnings.

GENERAL IMPACTS OF CONNECTICUT'S RESTRUCTURING ACT ON FINANCIAL REPORTS
-----------------------------------------------------------------------

     On April 16, 1999, UI completed the sale of its operating fossil-fueled generating plants that was required by Connecticut's electric utility industry restructuring legislation. On October 1, 1999, the Department of Public Utility Control (DPUC) issued its decision establishing UI's standard offer customer rates, commencing January 1, 2000, at a level 10% below 1996 rates (about 6% below 1999 rates), as directed by Connecticut's Restructuring Act. As a result of these two and other associated events, the "geography" of UI's costs, particularly with respect to comparisons between the quarters of 2000 and the quarters of 1999, and the quarterly pattern of revenues and earnings comparing 2000 to 1999 have changed. This particularly relates to regulated retail pricing patterns, wholesale revenue and expense, other operating revenues, retail purchased energy and fossil fuel expenses, operation and maintenance expense, depreciation and property taxes. For example, increased purchased energy expenses in 2000 are more than offset by portions of the decreases in miscellaneous operation and maintenance expense, depreciation and property taxes due to the sale of generating plants. The results of these changes are explained below, and in the "Quarterly Earnings Pattern for 2000" portion of the LOOKING FORWARD section.

THIRD QUARTER OF 2000 VS. THIRD QUARTER OF 1999
-----------------------------------------------

     Earnings for the third quarter of 2000 reflect the pattern change mentioned above. Earnings were $19.7 million, or $1.40 per share (on both a basic and diluted basis), down $5.3 million, or $.38 per share, from the third quarter of 1999. Excluding a one-time item recorded in the third quarter of 2000, earnings from operations (on both a basic and diluted basis) were $16.7 million or $1.19 per share, down $8.3 million, or $.59 per share, from the third quarter of 1999. The earnings from operations contributed by UI's operations, excluding the Nuclear Division, were $1.04 per share in the third quarter of 2000. The Nuclear Division contributed $.25 per share, for a total UI contribution of $1.29 per share, compared to $1.80 per share in the third quarter of 1999. URI lost $.10 per share in the third quarter of 2000, compared to a loss of $.02 per share in the third quarter of 1999. All earnings per share numbers are based on UIL Holdings shares.

 The one-time item recorded in the third quarter of 2000 was:          EPS
---------------- ----------------------------------------------- --------------
2000 Quarter 3   Proceeds from the Millstone Unit 3 litigation
                 settlement(pre-sharing)                            $  .64
                 Sharing on Proceeds from the Millstone Unit 3
                 settlement                                           (.43)
                                                                      ----
                             Net                                    $  .21
---------------- ----------------------------------------------- --------------

     This one-time item recorded in the third quarter of 2000 as other operating revenue was a cash receipt, in the amount of $14.9 million before-tax, in settlement of litigation over costs associated with an extended unplanned shutdown of the Millstone Unit 3 nuclear generating unit.

UI Earnings from Operations
---------------------------

     Overall, retail revenue decreased by $31.0 million in the third quarter of 2000 compared to the third quarter of 1999.

------------------------------------------------------------- -----------------
                                                                  Total From
                  Retail Revenues: $ millions                     Operations
------------------------------------------------------------- -----------------
 Revenue from:
------------------------------------------------------------- -----------------
   Estimate of operating Distribution Division component of
   "weather corrected" retail sales growth, up 2.6%                   1.7
------------------------------------------------------------- -----------------
   Estimate of operating Distribution Division component of
   weather effect on retail sales                                   (12.1)
------------------------------------------------------------- -----------------
   Estimate of operating Distribution Division component of
   price reduction                                                   (6.4)
------------------------------------------------------------- -----------------
   Sharing revenues from operations                                  (1.6)
------------------------------------------------------------- -----------------
   Other retail price reduction, mix of sales and other              (7.3)
------------------------------------------------------------- -----------------
         TOTAL RETAIL REVENUE FROM OPERATIONS                       (25.7)
------------------------------------------------------------- -----------------
   Sharing revenues from one-time item                               (5.3)
------------------------------------------------------------- -----------------
         TOTAL RETAIL REVENUE                                       (31.0)
------------------------------------------------------------- -----------------

     Retail fuel and energy expense increased by $22 million in the third quarter of 2000 compared to the third quarter of 1999. UI's operating fossil-fueled generation units were sold on April 16, 1999, and UI receives, and will receive through 2003, its standard offer service requirements through purchased power agreements. These costs are recovered through the Generation Service Charge (GSC) portion of unbundled rates.

     Wholesale sales margin increased by $16.3 million in the third quarter of 2000 compared to the third quarter of 1999. Margin from the Nuclear Division, which was incorporated in retail rates in 1999, increased by $14.8 million. UI's operating nuclear assets, Seabrook Unit 1 and Millstone Unit 3, supply power solely to the wholesale market in 2000. Overall, the Nuclear Division produced earnings of $.25 per share in the third quarter of 2000, reflecting the wholesale sales margin less operations and maintenance and other costs, including taxes. See the LOOKING FORWARD section for more details. There was a wholesale sales margin loss of $1.5 million from general wholesale activities in the third quarter of 1999.

     Other operating revenues increased by $1.3 million in the third quarter of 2000 compared to the third quarter of 1999. Other operating revenues include transmission revenues from the New England Power Pool (NEPOOL), which increased by $0.9 million in the third quarter of 2000 compared to the third quarter of 1999, and were offset by an increase in transmission operation expense.

     UI's operating expenses for operations, maintenance and purchased capacity decreased by $7.8 million in the third quarter of 2000 compared to the third quarter of 1999. The principal components of these expense changes include:

                                                                       $millions
---------------------------------------------------------------------- ---------
 Capacity expense:
---------------------------------------------------------------------- ---------
   Cogeneration  (see Note A)                                            (6.8)
---------------------------------------------------------------------- ---------
   Other purchases                                                       (0.9)
---------------------------------------------------------------------- ---------
         TOTAL CAPACITY EXPENSE                                          (7.7)
--------------------------------------------------------------------- ----------
   Operating Distribution Division O&M expense:
---------------------------------------------------------------------- ---------
   1999 fossil generation unit operating and maintenance costs           (0.2)
---------------------------------------------------------------------- ---------
   Pension and other employee benefit costs                              (2.5)
---------------------------------------------------------------------- ---------
   NEPOOL transmission expense                                            0.9
---------------------------------------------------------------------- ---------
   Other                                                                 (1.7)
---------------------------------------------------------------------- ---------
         TOTAL OPERATING DISTRIBUTION DIVISION                           (3.5)
---------------------------------------------------------------------- ---------
   Other unbundled components of O&M expense:
---------------------------------------------------------------------- ---------
   Nuclear Division (see Note B)                                         (1.0)
---------------------------------------------------------------------- ---------
   Conservation and Load Management and Renewable Energy (see Note B)     4.4
---------------------------------------------------------------------- ---------
         TOTAL OTHER COMPONENTS                                           3.4
---------------------------------------------------------------------- ---------
         TOTAL O&M EXPENSE                                               (7.8)
---------------------------------------------------------------------- ---------

               Note A: UI's wholesale purchased power agreements were assumed by Enron Power Marketing, Inc. as part of agreements for Enron to supply the power needed by UI to meet its standard offer obligations until the end of the four-year standard offer period and the power needed to serve UI's special contract customers for the remaining contract terms. UI has created a regulatory asset and liability to reflect this transaction, and the regulatory asset is being amortized as part of the Competitive Transition Assessment (CTA). The amortization for the third quarter of 2000 of about $6.7 million is included in the "Amortization of regulatory assets" line of the income statement.

               Note B: Nuclear Division operation and maintenance expenses are incurred in the production of energy for the wholesale market and are reflected in the Nuclear Division results. These expenses decreased by $1.0 million in the third quarter of 2000 compared to the third quarter of 1999. Conservation and load management and renewable energy costs are pass-through costs recovered in unbundled rates.

     Other taxes for UI decreased by $1.8 million in the third quarter of 2000 compared to the third quarter of 1999. About $1.2 million of the decrease was a Gross Earnings tax reduction from lower retail sales. The rest was primarily a decrease in property taxes due principally to the generating plant sale in April of 1999.

     Depreciation expense for UI decreased by $5.1 million in the third quarter of 2000 compared to the third quarter of 1999. All of this decrease was due to the shifting of depreciation on nuclear plant stranded assets from depreciation expense to amortization of regulatory assets.

     Amortization of regulatory assets increased by $6.4 million in the third quarter of 2000 compared to the third quarter of 1999. With three exceptions, these costs, as recorded in 2000, are associated solely with either the Competitive Transition Assessment (CTA) or the Systems Benefits Charge (SBC). The exceptions are described in the following paragraph. The CTA and SBC amortization components in the third quarter of 2000 amounted to $13.6 million (pre-tax) and were: nuclear assets (from depreciation) $5.1 million, purchased power contracts (in place of purchased power expense) $6.7 million, displaced worker costs $0.6 million, and other $1.2 million. However, because the result of these amortizations produced returns on both the CTA and SBC below the 11.5% return allowed, about $8.2 million (before-tax) of amortization was deferred for the third quarter of 2000. The elimination (completed in 1999) of $3.1 million (after-tax) of amortization of Seabrook Nuclear Station deferred return also reduced amortization expense in the third quarter of 2000 compared to the third quarter of 1999.

     The exceptions noted in the previous paragraph are amortizations that apply to the operating Distribution Division. They include the amortization of Retail Access assets, $0.1 million (pre-tax), and accelerated amortizations (both scheduled and "sharing" amortization). On December 31, 1996, the Connecticut Department of Public Utility Control issued an order that implemented a five-year Rate Plan to reduce UI's regulated retail prices and accelerate the recovery of certain "regulatory assets." According to the Rate Plan, under which UI is currently operating, "accelerated" amortization of past regulated utility investments is scheduled for every year that the Rate Plan is in effect, contingent upon UI earning a 10.5% return on regulated utility common equity. Beginning in 2000, these accelerated amortizations are charged to the operating Distribution Division, although they reduce CTA plant costs and rate base. About $2.2 million (after-tax) of accelerated amortization was charged in the third quarter of 2000, compared to about $3.0 million (after-tax) in the third quarter of 1999, for a decrease of $0.8 million. Additionally, $10.1 million (before-tax, $8.8 million after-tax) of sharing amortization was recorded in the third quarter of 2000 compared to $5.0 million (after-tax) that was recorded in the third quarter of 1999.

     Interest charges for UI, including "Dividend requirement of mandatorily redeemable securities," continued on a downward trend, decreasing by $1.4 million in the third quarter of 2000, compared to the third quarter of 1999. This decrease was applied to the various unbundled components in 2000.

URI Earnings from Operations
----------------------------

         Overall, the consolidated non-regulated businesses operating under the parent, URI, after corporate parent-allocated interest, lost approximately $1.5 million, or $.10 per share, in the third quarter 2000, compared to losses of about $0.2 million, or $.02 per share, in the third quarter of 1999. Operation expenses for the URI businesses, including cost of goods sold, selling and administrative expenses, increased by $20.0 million in the third quarter of 2000, compared to the third quarter of 1999, almost entirely as the result of companies acquired by URI's subsidiary Xcelecom, Inc. (formerly known as Precision Power, Inc.). Depreciation expense for the URI businesses increased by $0.2 million.

     Interest charges for URI increased by $1.7 million in the third quarter of 2000, compared to the third quarter of 1999. The results of each of the subsidiaries of URI for the third quarter of 2000, as presented below, reflect the allocation of debt costs from the parent based on a capital structure, including an equity component, and an interest rate deemed to be appropriate for that type of business.

     American Payment Systems, Inc. (APS) earned approximately $0.5 million, or $.03 per share, in the third quarter of 2000, about the same level it earned in the third quarter of 1999.

     Xcelecom, Inc. earned approximately $0.6 million, or $.04 per share, in the third quarter of 2000, compared to a loss of approximately $0.8 million, or $.06 per share, in the third quarter of 1999. The improvement was the result of cost reduction efforts and acquisitions.

     On May 11, 1999, URI's subsidiary United Bridgeport Energy, Inc. (UBE), increased its 4% passive investment in Bridgeport Energy LLC (BE) to 33 1/3%. The second phase of BE's merchant wholesale electric generating project went into commercial operation in July 1999, adding 180 megawatts of generation capacity for a total of 520 megawatts. UBE lost approximately $1.6 million, or $.11 per share, in the third quarter of 2000, compared to earnings of about $0.4 million, or $.03 per share, in the third quarter of 1999. The third quarter 2000 loss was the result of mild weather that depressed energy sales prices, high gas prices that further reduced margins, and a contract termination charge completing the elimination of a contractual liability that will benefit UBE's earnings in future periods.

     United Capital Investments, Inc. (UCI) lost $.01 per share in the third quarter of 2000 compared to a break even in the third quarter of 1999.

     URI, the holding company for all non-regulated businesses, lost $0.05 per share in the third quarter of 2000, compared to a loss of $.02 per share for the third quarter of 1999. Some financial leveraging, and strategic and administrative costs for the subsidiaries of URI are retained by the holding company.

FIRST NINE MONTHS OF 2000 VS. FIRST NINE MONTHS OF 1999
-------------------------------------------------------

     Earnings for the first nine months of 2000 were $54.4 million, or $3.86 per share (on both a basic and diluted basis), up $5.6 million, or $.39 per share, from the first nine months of 1999. Excluding one-time items recorded in both periods, earnings from operations (on both a basic and diluted basis) were up $5.3 million, or $.37 per share, from the first nine months of 1999. The earnings from operations contributed by UI's operations, excluding the Nuclear Division, were $3.24 per share in the first nine months of 2000. The Nuclear Division contributed $.64 per share, for a total UI contribution of $3.88 per share, compared to $3.61 per share in the first nine months of 1999. URI, on a consolidated basis, lost $.08 per share in the first nine months of 2000, compared to a loss of $.18 per share in the first nine months of 1999. All earnings per share numbers are based on UIL Holdings shares.


 The one-time item recorded in the first nine months of 2000 was:       EPS
----------------- ------------------------------------------------ -------------
 2000 Quarter 2    Impairment loss on property in North Haven         $(.15)
----------------- ------------------------------------------------ -------------
 2000 Quarter 3    Proceeds from the Millstone Unit 3 litigation
                   settlement (pre-sharing)                           $ .64
                   Sharing on proceeds from the Millstone Unit 3
                   litigation settlement                              $(.43)
                                                                       ----
                         Net                                          $ .21
----------------- ------------------------------------------------ -------------



 The one-time item recorded in the first nine months of 1999 was:       EPS
----------------- ------------------------------------------------ -------------
 1999 Quarter 1    Purchased power expense refund                     $ .12
                   Sharing due to refund                              $(.08)
                                                                      -----
                            Net                                       $ .04
----------------- ------------------------------------------------ -------------

     The one-time item recorded in the third quarter of 2000 as other operating revenue was a cash receipt, in the amount of $14.9 million before-tax, in settlement of litigation over costs associated with an extended unplanned shutdown of the Millstone Unit 3 nuclear generating unit.

     On June 14, 2000, the Connecticut Department of Public Utility Control approved a sale of property by UI to Souwestcon Properties, Inc., a wholly-owned subsidiary of URI. The sale price of the property was $1.2 million, and the property had a book value of $4.7 million. As a result of the transaction, UI recognized an impairment loss of $3.5 million (before-tax) or $2.1 million (after-tax) in June 2000.

UI Earnings from Operations
---------------------------

     Overall, retail revenue decreased by $41.3 million in the first nine months of 2000, compared to the first nine months of 1999.

------------------------------------------------------------ ------------ ---------- -------
                                                                From         From
                  Retail Revenues: $ millions                 Operations   One-time   Total
------------------------------------------------------------ ------------ ---------- -------
Revenue from:
------------------------------------------------------------ ------------ ---------- -------
  Sharing: for 1999 one-time item                                 -           1.0      1.0
------------------------------------------------------------ ------------ ---------- -------
  Sharing: for 2000 one-time item                                            (5.3)    (5.3)
------------------------------------------------------------ ------------ ---------- -------
  Estimate of operating Distribution Division component of
  "real" retail sales growth, up 1.7%                            1.3           -       1.3
------------------------------------------------------------ ------------ ---------- -------
  Estimate of operating Distribution Division component of
  "leap year day" retail sales growth, up 0.3%                   0.6           -       0.6
------------------------------------------------------------ ------------ ---------- -------
  Estimate of operating Distribution Division component of
  weather effect on retail sales                               (12.4)          -     (12.4)
------------------------------------------------------------ ------------ ---------- -------
  Estimate of operating Distribution Division component of
  price reduction                                              (12.7)          -     (12.7)
------------------------------------------------------------ ------------ ---------- -------
  Sharing revenues from operations                              (1.6)                 (1.6)
------------------------------------------------------------ ------------ ---------- -------
  Other retail price reduction, mix of sales and other         (12.2)          -     (12.2)
------------------------------------------------------------ ------------ ---------- -------
         TOTAL RETAIL REVENUE                                  (37.0)        (4.3)   (41.3)
------------------------------------------------------------ ------------ ---------- -------

     Retail fuel and energy expense increased by $95.8 million in the first nine months of 2000 compared to the first nine months of 1999. UI's operating fossil-fueled generation units were sold on April 16, 1999, and UI receives, and will receive through 2003, its standard offer service requirements through purchased power agreements. These costs are recovered through the Generation Service Charge (GSC) portion of unbundled rates.

     Wholesale sales margin increased by $43.9 million in the first nine months of 2000 compared to the first nine months of 1999. Margin from the Nuclear Division, which was incorporated in retail rates in 1999, increased by $43.3 million. UI's operating nuclear assets, Seabrook Unit 1 and Millstone Unit 3, supply power solely to the wholesale market in 2000. Overall, the Nuclear Division produced earnings of $.64 per share in the first nine months of 2000, reflecting the wholesale sales margin less operations and maintenance and other costs, including taxes. See the LOOKING FORWARD section for more details. There was margin loss of $0.6 million from general wholesale activities in the first nine months of 1999.

     Other operating revenues increased by $4.0 million in the first nine months of 2000 compared to the first nine months of 1999. Other operating revenues include transmission revenues from the New England Power Pool (NEPOOL), which increased by $3.6 million in the first nine months of 2000 compared to the first nine months of 1999. These were partly offset by an increase in transmission operation expense of $2.9 million.

     UI's operating expenses for operations, maintenance and purchased capacity decreased by $34.8 million in the first nine months of 2000 compared to the first nine months of 1999. The principal components of these expense changes include:

                                                                       $millions
---------------------------------------------------------------------- ---------
 Capacity expense:
---------------------------------------------------------------------- ---------
   Cogeneration  (see Note A)                                            (20.9)
---------------------------------------------------------------------- ---------
   Other purchases                                                        (1.7)
---------------------------------------------------------------------- ---------
               TOTAL CAPACITY EXPENSE                                    (22.6)
---------------------------------------------------------------------- ---------
   Operating Distribution Division O&M expense:
---------------------------------------------------------------------- ---------
   1999 fossil generation unit operating and maintenance costs            (7.2)
---------------------------------------------------------------------- ---------
   Pension and other employee benefit costs                               (7.5)
---------------------------------------------------------------------- ---------
   NEPOOL transmission expense                                             2.9
---------------------------------------------------------------------- ---------
   Other                                                                  (8.1)
---------------------------------------------------------------------- ---------
              TOTAL OPERATING DISTRIBUTION DIVISION                      (19.9)
---------------------------------------------------------------------- ---------
   Other unbundled components of O&M expense:
---------------------------------------------------------------------- ---------
   Nuclear Division (see Note B)                                          (5.1)
---------------------------------------------------------------------- ---------
   Conservation and Load Management, Renewable Energy and System
   Benefits (see Note B)                                                  12.8
---------------------------------------------------------------------- ---------
              TOTAL OTHER COMPONENTS                                       7.7
---------------------------------------------------------------------- ---------
              TOTAL O&M EXPENSE                                          (34.8)
---------------------------------------------------------------------- ---------

               Note A: UI's wholesale purchased power agreements were assumed by Enron Power Marketing, Inc. as part of agreements for Enron to supply the power needed by UI to meet its standard offer obligations until the end of the four-year standard offer period and the power needed to serve UI's special contract customers for the remaining contract terms. UI has created a regulatory asset and liability to reflect this transaction, and the regulatory asset is being amortized as part of the CTA. The amortization for the first nine months of 2000 of about $20.0 million is included in the "Amortization of regulatory assets" line of the income statement.

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

    Other taxes for UI decreased by $4.7 million in the first nine months of 2000, compared to the first nine months of 1999. About $1.4 million of the decrease was a Gross Earnings tax reduction from lower revenues. About $4.0 million of the decrease was primarily a decrease in property taxes due principally to the generating plant sale in April of 1999.

     Depreciation expense decreased by $23.9 million in the first nine months of 2000 compared to the first nine months of 1999. About $15.3 million of the decrease was due to the shifting of depreciation on nuclear plant stranded assets from depreciation expense to amortization of regulatory assets. About $4.8 million of the decrease was due to the completion of depreciation of conservation assets in the first half of 1999, and another $2.8 million was due to the generation asset sale in 1999. Other UI depreciation expenses decreased by $1.3 million.

     Amortization of regulatory assets decreased by $0.5 million in the first nine months of 2000 compared to the first nine months of 1999. With three exceptions, these costs, as recorded in 2000, are associated solely with either the CTA or the SBC. The exceptions are described in the following paragraph. The CTA and SBC amortization components in the first nine months of 2000 amounted to $38.8 million (pre-tax) and were: nuclear assets (from depreciation) $15.4 million, purchased power contracts (in place of purchased power expense) $20.1 million, displaced worker costs $1.9 million, and other $1.4 million. However, because the result of these amortizations produced returns on both the CTA and SBC below the 11.5% return allowed, $32.2 million (before-tax) of amortization was deferred for the first nine months of 2000. The elimination (completed in 1999) of $9.4 million (after-tax) of amortization of Seabrook Nuclear Station deferred return also reduced amortization expense in the first nine months of 2000 compared to the first nine months of 1999.

     The exceptions noted in the previous paragraph are amortizations that apply to the operating Distribution Division. They include the amortization of Retail Access assets, $1.0 million (pre-tax), and accelerated amortizations (both scheduled and "sharing" amortization). On December 31, 1996, the Connecticut Department of Public Utility Control issued an order that implemented a five-year Rate Plan to reduce UI's regulated retail prices and accelerate the recovery of certain "regulatory assets." According to the Rate Plan, under which UI is currently operating, "accelerated" amortization of past regulated utility investments is scheduled for every year that the Rate Plan is in effect, contingent upon UI earning a 10.5% return on regulated utility common equity. Beginning in 2000, these accelerated amortizations are charged to the operating Distribution Division, although they reduce CTA plant costs and rate base. About $6.7 million (after-tax) of accelerated amortization was charged in the first nine months of 2000, compared to about $9.1 million (after-tax) in 1999, for a decrease of $2.4 million. Additionally, $10.1 million (before-tax, $8.8 million after-tax) of sharing amortization was recorded in the first nine months of 2000 compared to $5.5 million (after-tax) that was recorded in the first nine months of 1999.

     Interest charges for UI, including "Dividend requirement of mandatorily redeemable securities," continued on a downward trend, decreasing by $8.6 million in the first nine months of 2000, compared to the first nine months of 1999. Most of the reduction in UI's interest charges occurred after the generation asset sale, which was completed on April 16, 1999. UI used proceeds received from the sale of plant to pay off $205 million of debt. The decrease in UI's interest charges was applied to the various unbundled components in 2000.

URI Earnings from Operations
----------------------------

     Overall, the consolidated non-regulated businesses operating under the parent, URI, after corporate parent-allocated interest, lost approximately $1.1 million, or $.08 per share, in the first nine months of 2000, compared to losses of about $2.6 million, or $.18 per share, in the first nine months of 1999. Operation expenses for the URI businesses, including cost of goods sold, selling and administrative expenses, increased by $46.7 million in the first nine months of 2000, compared to the first nine months of 1999, almost entirely as the result of incorporating acquired companies. Other taxes for URI increased by $0.7 million, reflecting the expansion of these businesses. Depreciation expense for the URI businesses increased by $0.3 million.

     Interest charges for URI increased by $5.4 million in the first nine months of 2000, compared to the first nine months of 1999. The results of each of the subsidiaries of URI for the first nine months of 2000, as presented below, reflect the allocation of debt costs from the parent based on a capital structure, including an equity component, and an interest rate, deemed to be appropriate for that type of business.

     APS earned approximately $1.8 million, or $.13 per share, in the first nine months of 2000, reflecting an increase of $1.0 million, or $.07 per share, over the first nine months of 1999.

     Xcelecom, Inc. earned approximately $0.7 million, or $.05 per share, in the first nine months of 2000, compared to a loss of approximately $2.4 million, or $.17 per share, in the first nine months of 1999. The improvement was the result of cost reduction efforts and acquisitions.

     On May 11, 1999, URI's subsidiary United Bridgeport Energy, Inc. (UBE), increased its 4% passive investment in Bridgeport Energy LLC (BE) to 33 1/3%. The second phase of BE's merchant wholesale electric generating project went into commercial operation in July 1999, adding 180 megawatts of generation capacity for a total of 520 megawatts. UBE lost approximately $2.7 million, or $.19 per share, in the first nine months of 2000, compared to earnings of about $0.8 million, or $.06 per share, in the first nine months of 1999. The 2000 loss was the result of mild weather that depressed energy sales prices, high gas prices that further reduced margins, an extended shutdown throughout the first half of the year, and a contract termination charge completing the elimination of a contractual liability that will benefit UBE's earnings in future periods.

     UCI earned $.08 per share in the first nine months of 2000, compared to a loss of $.05 per share in the first nine months of 1999.

     URI, the holding company for all non-regulated businesses, lost $0.15 per share in the first nine months of 2000, compared to a loss of $.08 per share for the first nine months of 1999. Some financial leveraging, and strategic and administrative costs for the subsidiaries of URI are retained by the holding company.

                                 LOOKING FORWARD

(THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS, WHICH ARE SUBJECT TO UNCERTAINTIES WITH RESPECT TO IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CURRENTLY EXPECTED, INCLUDING GENERAL ECONOMIC CONDITIONS, LEGISLATIVE AND REGULATORY CHANGES, DEMAND FOR ELECTRICITY AND OTHER PRODUCTS AND SERVICES, CHANGES IN ACCOUNTING PRINCIPLES, POLICIES OR GUIDELINES, AND OTHER ECONOMIC, COMPETITIVE, GOVERNMENTAL AND TECHNOLOGICAL FACTORS AFFECTING THE OPERATIONS, MARKETS, PRODUCTS, SERVICES AND PRICES OF UI AND URI'S SUBSIDIARIES. READERS ARE CAUTIONED THAT UIL HOLDINGS REGARDS SPECIFIC NUMBERS AS ONLY THE "MOST LIKELY" TO OCCUR WITHIN A RANGE OF POSSIBLE VALUES.) ALL EARNINGS PER SHARE NUMBERS ARE BASED ON UIL HOLDINGS SHARES.

Five-year Rate Plan
-------------------

     On December 31, 1996, the Connecticut  Department of Public Utility Control
(DPUC) issued an order (the Order) that implemented a five-year regulatory framework (Rate Plan) to reduce UI's regulated retail prices and accelerate the recovery of certain "regulatory assets," beginning with deferred conservation costs. UI has operated under the terms of this Order since January 1, 1997. The Order's schedule of price reductions and accelerated amortizations was based on a DPUC pro-forma financial analysis that anticipated UI would be able to implement such changes and earn an allowed annual return on common equity invested in regulated utility assets of 11.5% over the period 1997 through 2001. The Order established a set formula to share (see "Sharing Implementation" below) any regulated utility income that would produce a return above the 11.5% level: one-third to be applied to customer price reductions, one-third to be applied to additional amortization of regulatory assets, and one-third to be retained by shareowners. Regulated utility income for this purpose is inclusive of earnings from operations and one-time items.

Sharing Implementation
----------------------

     "Sharing" in any particular year will result only if UI's regulated operating Distribution Division exceeds its allowed return of 11.5% on regulated utility common equity. Regulated utility earnings will not likely ever exceed the sharing level before the third quarter of any year that "sharing" is in effect. Assuming the sharing level of earnings is exceeded in the third quarter of any particular year, then earnings in the third quarter that exceed that level and all positive regulated utility earnings recorded in the fourth quarter of that year will be subject to "sharing."

A look at 2000; continued growth of non-regulated operating businesses value
----------------------------------------------------------------------------

     On January 1, 2000, UI completed the restructuring process required by the Connecticut electric utility industry restructuring legislation enacted in 1998, and its regulated business became an electricity delivery business. All customers are now seeing at least a 10% reduction in their electric rates from 1996 levels.

     The framework of the current Rate Plan, including the "sharing" mechanism, is expected to continue at least through 2001. Regulatory decisions during 1999 did not alter UI's allowed return of 11.5% on regulated utility equity, and did not impinge on UI's ability to achieve that return.

     On July 24, 2000 and October 23, 2000, UIL Holdings estimated its year 2000 earnings would be in the range of $4.25-$4.35 per share. The October 23 estimate contained a revised mix of UI and URI earnings. UIL Holdings maintains this estimate at this time. This range reflects growth in earnings per share from operations of 16% to 19% over 1999 results of $3.67 per share.

     If UI were to earn 11.5% on regulated utility equity, including the Nuclear Division, that level of earnings would generate $3.35-$3.45 per share for UIL Holdings. The operation of UI's nuclear entitlements at the high availability rates experienced in the first nine months of 2000 have produced additional earnings, and are expected to produce additional earnings for the year, although a seven-week refueling outage began on October 21, 2000 for the Seabrook nuclear generating unit.

     It is expected that sharing will be reduced from the 1999 levels, due to mandates in the 1998 restructuring legislation. UIL Holdings expects sharing to contribute no more than $.45-$.55 per share to earnings in 2000, exclusive of one-time items.

     UIL Holdings' non-regulated businesses, under the parent URI, are expected to impact earnings by $.00-$(.10) per share in 2000. This compares to the previous estimate made on July 24, 2000 of $.25-$.30 per share. The principal reason for the drop in the estimate is the third quarter results of UBE, including weak sales results due to mild weather conditions and high gas prices, and to the contract termination charge taken in that quarter. Those results have reduced UBE's earnings estimate for the year to a loss of $.15-$.20 per share from the previous estimate of a positive $.05 per share.

     APS is expected to contribute about $.10-$.15 per share to UIL Holdings earnings in 2000, consistent with the July 24, 2000 estimate.

     Xcelecom, Inc. is expected to be profitable in the fourth quarter of 2000, resulting in UIL Holdings earnings for the year of $.08-$.10 per share.

     UCI is expected to contribute about $.08-$.10 per share to UIL Holdings earnings for the year. URI, the holding company for the non-regulated subsidiaries, is expected to lose approximately $.20 per share for the year, reflecting financial leverage and ongoing strategic and administrative costs associated with UIL Holdings' efforts to continue growing the non-regulated businesses. As stated previously, as a result of management's continued confidence in the potential of the non-regulated businesses, UIL Holdings is evaluating further investments in this area. Near-term losses could be incurred due to these new growth initiatives, if the potential for future benefits warrants such losses.

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

     Overall, the implementation of the new rates will produce a retail price reduction of about 6% compared to 1999 retail revenues, excluding any further reduction resulting from earnings sharing. In 2000, all of the unbundled rate components, except for the component attributable to the operating Distribution Division, reflect fixed pricing within each rate class. That is, the seasonality previously associated with historical underlying costs of those rate components, the largest of which is the CTA for recovery of stranded costs, has been eliminated. Only the operating Distribution Company component maintains a seasonal pricing structure, and that component is expected to produce an average price for the year of about 4.2 cents per kilowatthour.

     UI is allowed to earn an 11.5% return on the equity portions of CTA and the SBC rate base (the latter is minimal). For the most part, the regulatory assets that are being recovered through the CTA are being amortized on a straight-line basis. If CTA revenues do not produce the allowed return, then deferred accounting is used to "true-up" to the allowed return. This true-up adjusts for sales volume fluctuations as well as pricing factors. A similar adjustment, on a much less significant scale, applies to the SBC component. The generation service, conservation and renewables charges are pass-through charges. The only retail sales volume fluctuations that flow to net income are those that apply to the operating Distribution Division component of rates. Thus, a 1% sales volume increase will produce additional sales margin of about $2.4 million in 2000, whereas it produced additional sales margin of about $6.0 million in 1999.

     The other UI earnings component that can vary significantly is the Nuclear Division component. UI's operating nuclear assets, Seabrook Unit 1 and Millstone Unit 3, are supplying power solely to the wholesale market beginning in 2000. Unit outages, whether scheduled or unscheduled, will result in lowered sales, and unscheduled outages could result in higher maintenance expenses.

     Actual 2000 results may vary depending on changes due to weather, economic conditions, sales mix (the usage pattern of the Distribution Division's retail customers) and UIL Holdings' ability to control expenses, as well as the performance of URI and other unanticipated events.

     UIL  Holdings'   current  overall  estimate  of  earnings  per  share  from operations for 2000 is $4.25-$4.35 and the estimates of quarterly results are as follows:

     Earnings per share from operations:
                                          Estimated                Actual
                       Quarter            2000 Range                1999
                       -------            ----------                ----
                          1               $1.20 (Actual)           $ .66
                          2               $1.41 (Actual)             .99
                          3               $1.19 (Actual)            1.78
                          4               $ .45 - $ .55              .24
                                                                    ----
                                                                   $3.67

A look at 2001; continued growth of non-regulated operating businesses value
----------------------------------------------------------------------------

     Currently, UIL Holdings is estimating earnings for 2001 to be in the range of $4.05-$4.25 per share. UI is expected to produce earnings in 2001 of $3.75-$3.85 per share. Sharing in the regulated utility is not currently expected to produce any significant earnings in 2001. The largest single influence on this forecasted downturn in UI's earnings from 2000 is additional scheduled non-cash amortization. The non-regulated businesses are expected to produce earnings in 2001 of $.30-$.45 per share. APS's traditional contracted walk-in payments business should produce earnings at or above the 2000 level, but its total earnings should decrease from the 2000 level by about 25% to $.08-$.10 per share. This decrease is due to higher selling and other costs that are expected to be incurred to significantly increase the number of agents and introduce new products. Xcelecom's earnings are expected to be

$.40-$.50 per share, reflecting a full year's impact of the acquisitions completed in 2000. Passive investments, including UCI and UBE, are currently expected to break even in 2001, but could experience substantial variation, depending on financial and energy market conditions. URI's financial leverage, strategic and administrative costs are expected to offset some of these earnings and should reduce total URI earnings by $.20-$.30 per share.

                         THE UNITED ILLUMINATING COMPANY

     The  United  Illuminating  Company  is a  wholly-owned  subsidiary  of  UIL
Holdings Corporation (UIL Holdings). Refer to UIL Holdings' "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information relating to the following:

                           Major Influences on Financial Condition

                           Capital Expenditure Program

                           Liquidity and Capital Resources

                           Results of Operations

                           Looking Forward

This discussion should be read in conjunction with UI's annual report on Form 10-K for the year ended December 31, 1999, UI's current report on Form 8-K filed March 22, 2000, UI's quarterly reports on Form 10-Q for the fiscal quarters ended March 31, 2000 and June 30, 2000, UI's current report on Form 8-K filed July 21, 2000, UIL Holdings' current report on Form 8-K filed July 21, 2000, and the financial statements and "Notes to Financial Statements" in Item 1 of this quarterly report on Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     Each of UIL Holdings and UI believes that it has no material quantitative or qualitative exposure to market risk associated with activities in derivative financial instruments, other financial instruments or derivative commodity instruments.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     See UI's Quarterly Reports (Form 10-Q) for the quarterly periods ending March 31, 2000 and June 30, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

          Exhibit
         Table Item             Exhibit
          Number                Number                                     Description
         ----------             -------                                    -----------
           (3)                    3.1f        Copy of  Certificate  Amending  Certificate of  Incorporation  of The
                                              United Illuminating  Company,  dated July 21,  2000, amending Exhibit
                                              3.1a.*

           (3)                    3.3         Copy of Certificate of Incorporation of UIL Holdings Corporation,  as
                                              amended through July 20, 2000.

           (3)                    3.4         Copy of ByLaws of UIL Holdings Corporation, as amended through
                                              July 20, 2000.

          (10)                   10.21b+      Copy  of  First  Amendment,  made  as of the  close  of  business  on
                                              July 20,  2000,  to The United  Illuminating  Company  Phantom  Stock
                                              Option Agreement,  dated as of February 23,  1998, between The United
                                              Illuminating  Company and  Nathaniel  D.  Woodson,  amending  Exhibit
                                              10.21**.

          (10)                   10.23b+      Copy of First  Amendment  to The  United  Illuminating  Company  1990
                                              Stock Option Plan, as previously  amended  through  August 22,  1994, effective  immediately  prior to the close of  business  on  July 20,
                                              2000, amending Exhibit 10.23***.

          (10)                   10.23c+      Copy of Instrument  of  Assumption of Stock Option Plans,  made as of
                                 10.24a+      July 21,  2000,  between  UIL  Holdings  Corporation  and The  United
                                              Illuminating Company, with respect
                                              to Exhibits  10.23***,  10.23b and
                                              10.24****.

          (10)                   10.25c+      Copy  of  Second  Amendment  to  The  United   Illuminating   Company
                                              Non-Employee  Directors Common Stock and Deferred  Compensation Plan,
                                              as previously  amended and restated through  December 13,  1999, made as of the  close of  business  on  July 20,  2000,  amending  Exhibit
                                              10.25a#.

          (10)                   10.25d+      Copy of  Instrument  of Assignment  and  Assumption  of  Non-Employee
                                              Directors  Common Stock and Deferred  Compensation  Plan,  made as of
                                              July 21,  2000,  between  The  United  Illuminating  Company  and UIL
                                              Holdings Corporation,  with respect to Exhibits 10.25a#, 10.25b## and
                                              10.25c.

          (10)                   10.28+       Copy of Employment Agreement,  made as of June 12,  2000, between The
                                              United Illuminating Company and Gregory E. Sages.


          Exhibit
         Table Item             Exhibit
          Number                Number                                     Description
         ----------             -------                                    -----------
          (10)                   10.29+       Copy of Employment Agreement,  made as of June 26,  2000, between The
                                              United Illuminating Company and Susan E. Allen.

          (10)                   10.30+       Copy of  Resolution  adopted by the Board of  Directors of The United
                                              Illuminating Company on June 26,  2000, and effective at the close of business  on  July 20,  2000,  amending  Section  7 of  each  of  the
                                              Employment  Agreement  Exhibits  10.12a###,   10.13a###,   10.14a###,
                                              10.15a###,   10.16a###,  10.17a###,  10.18###,  10.19a###,  10.20a**,
                                              10.28 and 10.29.

          (10)                   10.31+       Copy of UIL Holdings Corporation Change in Control Severance Plan.

          (10)                   10.32+       Copy of UIL Holdings  Corporation  Non-Employee  Directors  Change in
                                              Control Severance Plan.

          (21)                   21b          List  of  subsidiaries  of  UIL  Holdings  Corporation,   superseding
                                              Exhibit 21a####.

          (27)                   27           Financial Data Schedule.

----------------------------------

+    Management contract or compensatory plan or arrangement.
* Filed with Annual Report (Form 10-K) of The United Illuminating Company for fiscal year ended December 31, 1995.
** Filed with Quarterly Report (Form 10-Q) of The United Illuminating Company for fiscal quarter ended March 31, 1998.
*** Filed with Annual Report (Form 10-K) of The United Illuminating Company for fiscal year ended December 31, 1996.
**** Filed with Quarterly Report (Form 10-Q) of The United Illuminating  Company
     for fiscal quarter ended March 31, 1999.
# Filed March 29, 1996, with proxy material for Annual Meeting of the Shareowners of The United Illuminating Company.
## Filed with Annual Report (Form 10-K) of The United Illuminating Company for fiscal year ended December 31, 1999.
### Filed with Quarterly Report (Form 10-Q) of The United Illuminating Company for fiscal quarter ended September 30, 1997.
#### Filed with Quarterly Report (Form 10-Q) of The United Illuminating Company and UIL Holdings Corporation for fiscal quarter ended June 30, 2000.

     (b) Reports on Form 8-K.

                              UIL HOLDINGS CORPORATION:

     Item                        Financial
   Reported                      Statements                      Date of Report
   --------                      ----------                      --------------
      5                            None                          July 20, 2000


                          THE UNITED ILLUMINATING COMPANY:

    Item                         Financial
   Reported                      Statements                      Date of Report
   --------                      ----------                      --------------
      5                            None                          July 20, 2000

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         THE UNITED ILLUMINATING COMPANY




Date   11/14/2000           Signature     /s/ Robert L. Fiscus
    ---------------                  -------------------------------------------
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

                            UIL HOLDINGS CORPORATION




Date   11/14/2000              Signature     /s/ Robert L. Fiscus
    -----------------                   ----------------------------------------
                                                 Robert L. Fiscus
                                        Vice Chairman of the Board of Directors
                                             and Chief Financial Officer