Form 10-K
period 2000-12-31
UIL HOLDINGS CORP
filed 2001-03-09
CIK 1082510

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  --------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                         OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from              to
                                        -------------   -----------

                         COMMISSION FILE NUMBER 1-15995

                            UIL HOLDINGS CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          CONNECTICUT                                 06-01541045
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

157 CHURCH STREET, NEW HAVEN, CONNECTICUT                       06506
(Address of principal executive offices)                      (Zip Code)

   REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  203-499-2000

   ---------------------------------------------------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                       NAME OF EACH EXCHANGE ON
      REGISTRANT             TITLE OF EACH CLASS           WHICH REGISTERED
      ----------             -------------------       -------------------------

UIL Holdings Corporation  Common Stock, no par value    New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:   NONE

    -----------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                      ----     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's voting stock held by non-affiliates on January 31, 2001 was $690,426,547 computed on the basis of the average of the high and low sale prices of said stock reported in the listing of composite transactions for New York Stock Exchange listed securities, published in The Wall Street Journal on February 1, 2001.

The number of shares outstanding of the registrant's only class of common stock, as of January 31, 2001, was 14,321,231.

                       DOCUMENTS INCORPORATED BY REFERENCE

  Document                                        Part of this Form 10-K into
  --------                                       which document is incorporated
                                                 ------------------------------
DEFINITIVE PROXY STATEMENT,
DATED APRIL 6, 2001, FOR ANNUAL MEETING
OF THE SHAREHOLDERS TO BE HELD ON MAY 16, 2001.              III

                            UIL HOLDINGS CORPORATION
                                    FORM 10-K
                                DECEMBER 31, 2000

                                TABLE OF CONTENTS
                                                                         PAGE
                                                                         ----

PART I

    Item 1.  Business.                                                     4

    -  General                                                             4

    -  The United Illuminating Company                                     4

       -  Franchises                                                       4

       -  Regulation                                                       4

       -  Rates                                                            5

       -  Power Supply Arrangements                                        5

       -  Arrangements with Other Utilities                                6

          -   New England Power Pool                                       6

          -   New England Transmission Grid                                6

          -   Hydro-Quebec                                                 6

          -   Long Island Cable Project                                    7

    -  United Resources, Inc.                                              7

    -  Financing                                                           8

    -  Employees                                                           8

    Item 2.  Properties.                                                   8

    -  Capital Expenditure Program                                         8

    -  The United Illuminating Company                                     8

       -  Generating Facilities                                            8

       -  Transmission and Distribution Plant                              8

       -  Nuclear Generation                                               9

          -   General Considerations                                      10

          -   Nuclear Fuel                                                10

          -   Insurance Requirements                                      10

          -   Waste Disposal and Decommissioning                          11

    -  Environmental Regulation                                           11

    -  United Resources, Inc.                                             13

   Item 3.  Legal Proceedings.                                            13

   Item 4.  Submission of Matters to a Vote of Security Holders.          13

   Executive Officers                                                     14

                                                                         PAGE
                                                                         ----
PART II

   Item 5.  Market for UIL Holdings' Common Equity and Related
            Stockholder Matters.                                          15

   Item 6.  Selected Financial Data.                                      16

   Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.                          18

   -   Major Influences on Financial Condition                            18

   -   Liquidity and Capital Resources                                    20

   -   New Accounting Standards                                           21

   -   Results of Operations                                              21

   -   Looking Forward                                                    30

   Item 8.  Financial Statements and Supplementary Data.                  34

   -   Consolidated Financial Statements                                  34

       -  Statement of Income for the Years 2000, 1999 and 1998           34

       -  Statement of Cash Flows for the Years 2000, 1999 and 1998       35

       -  Balance Sheet as of December 31, 2000 and 1999                  36

       -  Statement of Changes in Shareholders' Equity for the Years
          2000, 1999 and 1998                                             38

   -   Notes to Consolidated Financial Statements                         39

       -  Statement of Accounting Policies                                39

       -  Capitalization                                                  45

       -  Rate-Related Regulatory Proceedings                             49

       -  Accounting for Phase-in Plan                                    51

       -  Short-Term Credit Arrangements                                  51

       -  Income Taxes                                                    53

       -  Supplementary Information                                       55

       -  Pension and Other Benefits                                      57

       -  Jointly Owned Plant                                             60

       -  Unamortized Cancelled Nuclear Project                           60

       -  Lease Obligations                                               60

       -  Commitments and Contingencies                                   62

          -   Capital Expenditure Program                                 62

          -   Nuclear Insurance Contingencies                             62

          -   Other Commitments and Contingencies                         63

              -  Connecticut Yankee                                       63

                                                                         PAGE
                                                                         ----
PART II (CONTINUED)

              -  Hydro-Quebec                                             63

              -  Long Island Cable Project                                63

              -  Environmental Concerns                                   64

              -  Site Decontamination, Demolition and Remediation Costs   64

       -  Nuclear Fuel Disposal and Nuclear Plant Decommissioning         64

       -  Fair Value of Financial Instruments                             66

       -  Quarterly Financial Data (Unaudited)                            67

       -  Segment Information                                             67

   Report of Independent Accountants                                      69

   Item 9.  Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosures.                                    71

PART III

   Item 10.  Directors and Executive Officers                             71

   Item 11.  Executive Compensation.                                      71

   Item 12.  Security Ownership of Certain Beneficial Owners and
             Management.                                                  71

   Item 13.  Certain Relationships and Related Transactions.              71

PART IV

   Item 14.  Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K.                                                 72

   Consent of Independent Accountants                                     78

   Signatures                                                             79

                                     PART I

Item 1. Business.

                                     GENERAL

UIL Holdings Corporation (UIL Holdings) is the parent holding company for The United Illuminating Company (UI) and United Resources, Inc (URI) and is not itself an operating company. This holding company structure became effective on July 20, 2000 as a result of the corporate restructuring of UI and its direct and indirect non-regulated subsidiaries. All of UI's interests in all of its direct and indirect non-regulated subsidiaries have been transferred to UIL Holdings and, to the extent new businesses are subsequently acquired or commenced, UIL Holdings expects they will be owned by UIL Holdings. UIL Holdings is headquartered in New Haven, Connecticut, where its senior management maintains offices and is responsible for overall planning, operating and financial functions. UIL Holdings is an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935.

                         THE UNITED ILLUMINATING COMPANY

UI is a regulated operating electric public utility established in 1899. It is engaged principally in the purchase, transmission, distribution and sale of electricity for residential, commercial and industrial purposes in a service area of about 335 square miles in the southwestern part of the State of Connecticut. The population of this area is approximately 704,000, which represents approximately 21% of the population of the State. The service area, largely urban and suburban in character, includes the principal cities of Bridgeport (population approximately 137,000) and New Haven (population approximately 124,000) and their surrounding areas. Situated in the service area are retail trade and service centers, as well as large and small industries producing a wide variety of products, including helicopters and other transportation equipment, electrical equipment, chemicals and pharmaceuticals. Of UI's 2000 retail electric revenues, approximately 42% were derived from residential sales, 40% from commercial sales, 16% from industrial sales and 2% from other sales.

For a description of the changes in UI's electric public utility business that have resulted from Connecticut's enactment, in 1998, of Public Act 98-28 (the Restructuring Act), see PART II, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (C), Rate-Regulated Regulatory Proceedings."

                                   FRANCHISES

Subject to the power of alteration, amendment or repeal by the Connecticut legislature, and subject to certain approvals, permits and consents of public authorities and others prescribed by statute, UI has valid franchises to engage in the purchase, transmission, distribution and sale of electricity in the area served by it, the right to erect and maintain certain facilities on public highways and grounds, and the power of eminent domain.

                                   REGULATION

UI is subject to regulation  by the  Connecticut  Department  of Public  Utility
Control (DPUC), which has jurisdiction with respect to, among other things, retail electric service rates, accounting procedures, certain dispositions of property and plant, mergers and consolidations, the issuance of securities, certain standards of service, management efficiency, operation and construction, and the location and construction of certain electric facilities. The DPUC consists of five Commissioners, appointed by the Governor of Connecticut with the advice and consent of both houses of the Connecticut legislature.

The location and construction of certain electric facilities is also subject to regulation by the Connecticut Siting Council with respect to environmental compatibility and public need. See "Environmental Regulation."

UI is a "public utility" within the meaning of Part II of the Federal Power Act and is subject to regulation by the Federal Energy Regulatory Commission, which has jurisdiction with respect to interconnection and coordination of facilities, wholesale electric service rates and accounting procedures, among other things. See "Arrangements with Other Utilities."

In connection with ownership and leasehold interests in Seabrook Unit 1 and Millstone Unit 3, UI is a holder of licenses under the Atomic Energy Act of 1954, as amended, and, as such, is subject to the jurisdiction of the United States Nuclear Regulatory Commission (NRC), which has broad regulatory and supervisory jurisdiction with respect to the construction and operation of nuclear reactors, including matters of public health and safety, financial qualifications, antitrust considerations and environmental impact. Connecticut Yankee Atomic Power Company (Connecticut Yankee), in which UI has a 9.5% common stock ownership share, is also subject to this NRC regulatory and supervisory jurisdiction. See Item 2, "Properties - The United Illuminating Company - Nuclear Generation."

UI is subject to the jurisdiction of the New Hampshire Public Utilities Commission for limited purposes in connection with its 17.5% ownership and leasehold interests in Seabrook Unit 1.

                                      RATES

UI's retail electric service rates are subject to regulation by the DPUC.

UI's present general retail rate structure consists of various rate and service classifications covering residential, commercial, industrial and street lighting services.

Utilities are entitled by Connecticut law to charge rates that are sufficient to allow them an opportunity to cover their reasonable operating and capital costs, to attract needed capital and maintain their financial integrity, while also protecting relevant public interests.

See PART II, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (C), Rate-Regulated Regulatory Proceedings" regarding the five-year incentive rate regulation plan, for the years 1997 through 2001, that is currently in effect for UI and the standard offer rates established by the DPUC pursuant to the Restructuring Act.

                            POWER SUPPLY ARRANGEMENTS

Under the Restructuring Act, all Connecticut electricity customers are able to choose their power supply providers. Until January 1, 2004, UI is required to offer full retail service to its customers under a regulated "standard offer" rate and is also required to be the power supply provider to each customer who does not choose an alternate power supply provider, even though UI is no longer in the business of retail power generation. UI is also required under the Restructuring Act to provide back-up power supply service to customers whose alternate power supply provider fails to provide power supply services for reasons other than the customers' failure to pay for such services.

On December 28, 1999, UI entered into a series of agreements with Enron Power Marketing, Inc. (EPMI), a subsidiary of Enron Corp., Houston, Texas, for the supply of all of the power needed by UI to meet its standard offer obligations until the end of the four-year standard offer period and the power needed to serve UI's special contract customers for the remaining contract terms. The agreements also provide for the sale to EPMI of UI's entitlements under all of its wholesale purchased power agreements (PPAs). However, unless or until a PPA is terminated or formally assigned to EPMI, UI remains legally liable to pay the applicable power supplier all amounts due under the PPA. The agreements with EPMI also include a financially settled contract for differences related to certain call rights of EPMI and put rights of UI with respect to UI's entitlements in Seabrook Unit 1 and in Millstone Unit 3, and UI's provision to EPMI of certain ancillary products and services associated with those nuclear entitlements, which provisions terminate at the earlier of December 31, 2003 or the date that UI sells its nuclear interests. The agreements do not restrict UI's right to sell to third parties UI's ownership interests in those nuclear generation units or the generated energy actually attributable to its ownership interests.

If the generation resources available to UI's wholesale suppliers become inadequate to meet its customer service obligations, UI expects to be able to reduce the load on its system by the implementation of demand-side management programs, to acquire other demand-side and supply-side resources, and/or to purchase capacity from other utilities or from the installed capability spot market, as necessary. However, because the generation and transmission systems of the major New England utilities, including UI, are operated as if they were a single system, the ability of UI to meet its customer service obligations is and will be dependent on the ability of the region's generation and transmission systems to meet the region's load.

                        ARRANGEMENTS WITH OTHER UTILITIES

NEW ENGLAND POWER POOL

UI, in cooperation with other privately and publicly owned New England electric utilities, established the New England Power Pool (NEPOOL) in 1971. NEPOOL was formed to assure reliable operation of the bulk power system in the most economic manner for the region. It has achieved these objectives through central dispatching of all generation facilities owned by its members and through coordination of the activities of the members that can have significant inter-utility impacts. NEPOOL is governed by an agreement (NEPOOL Agreement) that is filed with the Federal Energy Regulatory Commission (FERC); and its provisions are subject to continuing FERC jurisdiction.

Because of evolving industry-wide changes, NEPOOL has been restructured. Its membership has been broadened to cover all entities engaged in the electricity business in New England, including power marketers and brokers, independent power producers and load aggregators. An independent entity, ISO New England, Inc. (ISO-NE), has the responsibility for the operation of the regional bulk power system, so that the regional bulk power system will continue to be operated both in accordance with the NEPOOL objectives and free of any adverse impact on competition in the wholesale power markets, where various energy and capacity products are traded in open competition among all participants. Amendments to the NEPOOL Agreement establishing the markets were filed with and have been approved by the FERC, and the markets became operational on May 1, 1999. There will be further substantial changes to the NEPOOL power markets, including implementation of a transmission congestion management system (CMS) and a multi-settlement system (MSS). CMS will help to optimize the use of the existing transmission system and will help to ensure the efficient siting of new generation and transmission resources. MSS will significantly reduce incentives for participants to strategically manipulate purchase and sale bids. CMS is scheduled to become functional in the spring of 2002. MSS is expected to go into effect one year later.

On January 16, 2001, the New England transmission owners, including UI, and ISO-NE, submitted a joint compliance filing with the FERC, pursuant to the FERC's Order No. 2000, proposing a regional transmission organization for the New England region. The proposed regional transmission organization would consist of the not-for-profit independent system operator (ISO-NE) working in concert with a for-profit independent transmission company, of which UI intends to be a part. The system operator will be responsible for the real-time operation of the electric system, short-term reliability, and administrative functions associated with the electricity markets; the independent transmission company will be primarily responsible for managing the transmission assets, including system maintenance, expansion and long-term reliability.

NEW ENGLAND TRANSMISSION GRID

Under other agreements related to UI's participation in the ownership of Seabrook Unit 1 and Millstone Unit 3, UI contributes to the financial support of certain 345 kilovolt transmission facilities that are a part of the New England transmission grid.

HYDRO-QUEBEC

UI is a participant in the Hydro-Quebec transmission intertie facility linking New England and Quebec, Canada. Phase I of this facility, which became operational in 1986 and in which UI has a 5.45% participating share, has a 690 megawatt equivalent generation capacity value; and Phase II, in which UI has a 5.45% participating share, increased the equivalent generation capacity value of the intertie from 690 megawatts to a maximum of 2000 megawatts in 1991. UI is obligated to furnish a guarantee for its participating share of the debt financing for the Phase II facility. As of December 31, 2000, UI's guarantee liability for this debt was approximately $5.6 million.

LONG ISLAND CABLE PROJECT

United Capital Investments (UCI), a wholly-owned subsidiary of United Resources, Inc., has a 25% interest in a merchant electric transmission line project that proposes to install, own and operate a 330-megawatt transmission line connecting Connecticut and Long Island under Long Island Sound. UCI is obligated to furnish a direct guarantee by means of a letter of credit for its participating share of the debt financing of the project. Under separate agreement, UIL Holdings is an indirect guarantor of the obligation of UCI. As of December 31, 2000, UCI's guarantee liability for this debt was approximately $7.7 million.

                             UNITED RESOURCES, INC.

URI serves as the parent corporation for several non-regulated businesses, each of which is incorporated separately to participate in business ventures that will provide long-term rewards to UIL Holdings' shareowners. URI, which is not itself an operating company, has four wholly-owned subsidiaries:

AMERICAN PAYMENT SYSTEMS, INC. (APS) is the largest vendor in the nation for walk-in payment of utility bills. APS manages a national network of agents for the processing of bill payments made by customers of UI and other companies. It recruits and manages agents who collect payments for APS clients that include major utility and telecommunications companies such as Entergy, Southern California Edison, AT&T, and Ameritech. APS collects and forwards payment and other information electronically to its clients, and sweeps agent accounts daily for deposit in the clients' bank accounts. It processes all critical data in-house in Hamden, Connecticut.

XCELECOM, INC. (Xcelecom, formerly known as Precision Power, Inc.) and its subsidiaries, provide general and specialty electrical and voice-data-video design, construction, systems integration and services in regional markets of the Northeastern United States. The Xcelecom group currently includes Allan Electric Co., Inc., JBL Electric, Inc. and The Datastore, Incorporated, of New Jersey, Orlando Diefenderfer Electrical Contractors, Inc., of Pennsylvania, and Johnson Electric Co., Inc., McPhee Electric Ltd., LLC and McPhee Utility Power and Signal, Ltd., of Connecticut. Xcelecom also owns and operates heating and cooling energy centers through its Thermal Energies, Inc. subsidiary, providing heating and cooling services to two of New Haven, Connecticut's largest office and government complexes.

UNITED CAPITAL INVESTMENTS, INC. (UCI) and its subsidiaries invest in business ventures that are expected to earn above-average returns. Its investments include:

o LONG ISLAND CABLE PROJECT - UCI has a 25% interest in a merchant electric transmission line project that proposes to install, own and operate a 330-megawatt transmission line connecting Connecticut and Long Island under Long Island Sound;

o FRESHNEX - UCI owns an 11% interest in an integrated business-to-business electronic trading system for the food industry that creates a national wholesale exchange linking supply, ordering, freight logistics and financial settlement functions into one fulfillment system;

o ZERO STAGE - A regional high technology venture capital fund in which UCI has invested, both as a financial investment and as a means of promoting local economic development; and

o    GEMINI NETWORKS - A regional wholesale bandwidth provider.

UNITED BRIDGEPORT ENERGY, INC. owns, as a passive investor, 331/3% of a merchant wholesale electric generating facility co-owned and operated by a unit of Duke Energy and located in Bridgeport, Connecticut.

                                    FINANCING

See  PART  II,  Item 7,  "Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations - Liquidity and Capital Resources," regarding UIL Holdings' capital requirements and resources and its financings and financial commitments.

                                    EMPLOYEES

As of December 31, 2000, UIL Holdings and its subsidiaries had a total of 2,277 employees, consisting of 829 in UI and 1,448 in URI and its subsidiaries. Of the 829 UI employees, approximately 375 were members of a union and 87% had been with UI for 10 or more years. Of the 1,448 employees of URI and its subsidiaries, approximately 165 were employed by APS and 1,280 by Xcelecom.

Item 2.  Properties.

                           CAPITAL EXPENDITURE PROGRAM

UIL Holdings' continuing capital expenditure program for 2001 through 2005 is presently estimated at $292.7 million, excluding UI's allowance for funds used during construction. See PART II, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (L), Commitments and Contingencies."

                         THE UNITED ILLUMINATING COMPANY

                              GENERATING FACILITIES

The electric generating capability of UI as of December 31, 2000, based on summer ratings of the generating units, was as follows:

                                             YEAR OF        MAX CLAIMED       COMPANY
   OPERATED BY OTHER UTILITIES:   FUEL     INSTALLATION    CAPABILITY, MW    ENTITLEMENT
   ----------------------------   ----     ------------    --------------    -----------
                                                                              %       Mw
   Millstone Unit 3,
   Waterford, Connecticut         Nuclear      1986            1145.60        3.685   42.21 (1)

   Seabrook Unit 1,
   Seabrook, New Hampshire        Nuclear      1990            1161.00       17.50   203.18 (2)

(1)  Represents UI's 3.685% ownership share of total net capability.
(2) Represents UI's 17.5% ownership and leasehold share of total net capability. In August 1990, UI sold to and leased back from an owner trust established for the benefit of an institutional investor a portion of UI's 17.5% ownership interest in this unit. This portion of the unit is subject to the lien of a first mortgage granted by the owner trustee.

UI is in the process of selling all of its interests in Millstone Unit 3 and Seabrook Unit 1, in compliance with Connecticut's Restructuring Act. See PART II, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (C), Rate-Regulated Regulatory Proceedings."

                       TRANSMISSION AND DISTRIBUTION PLANT

The transmission lines of UI consist of approximately 102 circuit miles of overhead lines and approximately 17 circuit miles of underground lines, all operated at 345 KV or 115 KV and located within or immediately adjacent to the territory served by UI. These transmission lines interconnect electric generation facilities in Bridgeport and New Haven and are part of the New England transmission grid through connections with the transmission lines of The Connecticut Light and Power Company. A major portion of UI's transmission lines is constructed on railroad right-of-way pursuant to two Transmission Line Agreements. One of the Agreements expired in May 2000 and UI expects to extend this Agreement. The other Agreement has been extended to May 2040.

UI owns and operates 25 bulk electric supply substations with a capacity of 1,756,300 KVA and 32 distribution substations with a capacity of 154,770 KVA. UI has 3,170 pole-line miles of overhead distribution lines and 130 conduit-bank miles of underground distribution lines.

See PART II, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (L), Commitments and Contingencies - Capital Expenditure Program" concerning the estimated cost of additions to UI's transmission and distribution facilities.

                               NUCLEAR GENERATION

Seabrook Unit 1 is a nuclear generating unit located in Seabrook, New Hampshire, that is jointly owned by UI and ten other New England electric utility entities. Millstone Unit 3 is a nuclear generating unit located in Waterford, Connecticut, that is jointly owned by UI and twelve other New England electric utility entities. UI holds ownership and leasehold interests totalling 17.5% (203.18 megawatts) in Seabrook Unit 1, and a 3.685% (42.21 megawatts) ownership interest in Millstone Unit 3. UI also owns 9.5% of the common stock of Connecticut Yankee, and was entitled to an equivalent percentage (53.21 megawatts) of the generating capability of the Connecticut Yankee Unit prior to its retirement from commercial operation on December 4, 1996.

Seabrook Unit 1 commenced commercial operation in June of 1990, pursuant to an operating license issued by the NRC, which will expire in 2026. It is jointly owned by eleven New England electric utility entities, including UI, and is operated by a service company subsidiary of Northeast Utilities (NU). Through December 31, 2000, Seabrook Unit 1 has operated at a lifetime capacity factor of 80.3%.

Millstone Unit 3 commenced commercial operation in April of 1986, pursuant to a 40-year operating license issued by the NRC. It is jointly owned by thirteen New England electric utility entities, including UI, and is operated by another service company subsidiary of NU. Through December 31, 2000, Millstone Unit 3 has operated at a lifetime capacity factor of 63.3%.

UI is in the process of selling all of its interests in Millstone Unit 3 and Seabrook Unit 1, in compliance with Connecticut's Restructuring Act. See PART II, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (C), Rate-Regulated Regulatory Proceedings."

The Connecticut Yankee Unit commenced commercial operation in January of 1968, pursuant to a 40-year operating license issued by the NRC. It is owned, through ownership of Connecticut Yankee's common stock, by ten New England electric utilities, including UI. In July of 1996, the Connecticut Yankee Unit was taken out of service following an engineering evaluation, and an economic study by the owners, comparing the costs of continuing to operate the Connecticut Yankee Unit over the remaining period of its operating license to the costs of shutting down the unit permanently and incurring replacement power costs for the same period, resulted in a decision, in December of 1996, by the Board of Directors of Connecticut Yankee to retire the Connecticut Yankee Unit from commercial operation.

The power purchase contract under which UI purchased its 9.5% entitlement to the Connecticut Yankee Unit's power output permits Connecticut Yankee to recover 9.5% of all of its costs from UI. In December of 1996, Connecticut Yankee filed decommissioning cost estimates and amendments to the power contracts with its owners with the Federal Energy Regulatory Commission (FERC). Based on regulatory precedent, this filing requested confirmation that Connecticut Yankee will continue to collect from its owners its decommissioning costs, the unrecovered investment in the Connecticut Yankee Unit and other costs associated with the permanent shutdown of the Connecticut Yankee Unit. On April 7, 2000, Connecticut Yankee reached a settlement agreement with the Connecticut Department of Public Utility Control (DPUC) and the Connecticut Office of Consumer Counsel (two of the intervenors in the FERC proceeding). This agreement was submitted to the FERC, which approved it in all respects on July 26, 2000; and it became effective on August 1, 2000. The agreement allows Connecticut Yankee to earn a return on equity of 6% and stipulates a new decommissioning cost estimate for the Connecticut Yankee Unit for purposes of FERC-approved decommissioning cost collections by Connecticut Yankee through the power contracts with the unit's owners.

GENERAL CONSIDERATIONS

Seabrook Unit 1, Millstone Unit 3 and the Connecticut Yankee Unit are each subject to the licensing requirements and jurisdiction of the Nuclear Regulatory Commission (NRC) under the Atomic Energy Act of 1954, as amended, and to a variety of other state and federal requirements.

The NRC regularly conducts generic reviews of numerous technical issues, ranging from seismic design to education and fitness for duty requirements for licensed plant operators. The outcome of reviews that are currently pending, and the ways in which the nuclear generating units in which UI has interests may be affected by these reviews, cannot be determined; and the cost of complying with any new requirements that might result from the reviews cannot be estimated. However, such costs could be substantial.

Additional  capital  expenditures  and  increased  operating  costs for  nuclear generating units may result from modifications of these facilities or their operating procedures required by the NRC, or from actions taken by other joint owners or companies having entitlements in the units. Some equipment modifications have required and may in the future require shutdowns or deratings of generating units that would not otherwise be necessary and that result in additional costs. The amounts of additional capital expenditures and increased costs cannot now be predicted, but they have been and may in the future be substantial.

NUCLEAR FUEL

Generally, the supply of fuel for nuclear generating units involves the mining and milling of uranium ore to uranium concentrates, the conversion of uranium concentrates to uranium hexafluoride, enrichment of that gas and fabrication of the enriched hexafluoride into usable fuel assemblies.

After a region (approximately 1/3 to 1/2 of the nuclear fuel assemblies in the reactor at any time) of spent fuel is removed from a nuclear reactor, it is placed in temporary storage in a spent fuel pool at the nuclear station for cooling and ultimately is expected to be transported to a permanent storage site, which has yet to be determined. See PART II, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (M), Nuclear Fuel Disposal and Nuclear Plant Decommissioning. "

Based on information furnished by the utility responsible for the operation of the units in which UI is participating, there are outstanding contracts that cover uranium concentrate purchases for Millstone Unit 3 and Seabrook Unit 1 through 2003. In addition, there are outstanding contracts, to the extent indicated below, for conversion, enrichment and fabrication services for these units extending through the following years:

                              CONVERSION TO
                              HEXAFLUORIDE        ENRICHMENT        FABRICATION
                              -------------       ----------        -----------

  Millstone Unit 3                2003               2002              2008
  Seabrook Unit 1                 2003               2007              2008

INSURANCE REQUIREMENTS

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

The Nuclear Regulatory Commission requires each operating nuclear generating unit to obtain property insurance coverage in a minimum amount of $1.06 billion and to establish a system of prioritized use of the insurance proceeds in the event of a nuclear incident. The system requires that the first $1.06 billion of insurance proceeds be used to stabilize the nuclear reactor to prevent any significant risk to public health and safety and then for decontamination and cleanup operations. Only following completion of these tasks would the balance, if any, of the segregated insurance proceeds become available to the unit's owners. For each of the two operating nuclear generating units in which UI has an interest, UI is required to pay its ownership and/or leasehold share of the cost of purchasing such insurance. Although each of these units has purchased $2.75 billion of property insurance coverage, representing the limits of coverage currently available from conventional nuclear insurance pools, the cost of a nuclear incident could exceed available insurance proceeds. Under those circumstances, the nuclear insurance pools that provide this coverage may levy assessments against the insured owner companies if pool losses exceed the accumulated funds available to the pool. The maximum potential assessments against UI with respect to losses occurring during current policy years are approximately $2.4 million.

WASTE DISPOSAL AND DECOMMISSIONING

See PART II, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (M), Nuclear Fuel Disposal and Nuclear Plant Decommissioning" regarding the disposal of spent nuclear fuel and high-level and low-level radioactive wastes in connection with the operation and decommissioning of Seabrook Unit 1, Millstone Unit 3 and the Connecticut Yankee Unit.

                            ENVIRONMENTAL REGULATION

The National Environmental Policy Act requires that detailed statements of the environmental effect of UI's facilities be prepared in connection with the issuance of various federal permits and licenses, some of which are described below. Federal agencies are required by that Act to make an independent environmental evaluation of the facilities as part of their actions during proceedings with respect to these permits and licenses.

Under the federal Toxic Substances Control Act (TSCA), the Environmental Protection Agency (EPA) has issued regulations that control the use and disposal of polychlorinated biphenyls (PCBs). PCBs had been widely used as insulating fluids in many electric utility transformers and capacitors manufactured before TSCA prohibited any further manufacture of such PCB equipment. Fluids with a concentration of PCBs higher than 500 parts per million and materials (such as electrical capacitors) that contain such fluids must be disposed of through burning in high temperature incinerators approved by the EPA. Solid wastes containing PCBs must be disposed of in either secure chemical waste landfills or in high-efficiency incinerators. In response to EPA regulations, UI has phased out the use of certain PCB capacitors and has tested all UI-owned transformers located inside customer-owned buildings and replaced all transformers found to have fluids with detectable levels of PCBs (higher than 1 part per million) with transformers that have no detectable PCBs. Presently, no transformers having fluids with levels of PCBs higher than 500 parts per million are known by UI to remain in service in its system, except at one generating station. Compliance with TSCA regulations has necessitated substantial capital and operational expenditures by UI, and such expenditures may continue to be required in the future, although their magnitude cannot now be estimated.

Under the federal Resource Conservation and Recovery Act (RCRA), the generation, transportation, treatment, storage and disposal of hazardous wastes are subject to regulations adopted by the EPA. Connecticut has adopted state regulations that parallel RCRA regulations but are more stringent in some respects. UI has complied with the notification and application requirements of present regulations, and the procedures by which UI handles, stores, treats and disposes of hazardous waste products have been revised, where necessary, to comply with these regulations.

UI has sold its Bridgeport Harbor Station and New Haven Harbor Station generating plants in compliance with Connecticut's electric utility industry restructuring legislation. Environmental assessments performed in connection with the marketing of these plants indicated that substantial remediation expenditures will be required in order to bring the plant sites into compliance with applicable Connecticut minimum standards following their sale. The purchaser of the plants undertook liability for payment of any remediation required with respect to the purchased assets. However, UI will be responsible for remediation of the portions of the plant sites that it has retained, and no estimate of the potential costs is available.

UI has estimated that the total cost of decontaminating and demolishing its Steel Point Station and completing requisite environmental remediation of the site will be approximately $11.3 million, of which approximately $8.7 million had been incurred as of December 31, 2000, and that the value of the property following remediation will not exceed $6.0 million. As a result of a 1992 DPUC retail rate decision, beginning January 1, 1993, UI has been recovering through retail rates $1.075 million of the remediation costs per year. The remediation costs, property value and recovery from customers will be subject to true-up in UI's next retail rate proceeding based on actual remediation costs and actual gain on UI's disposition of the property.

UI has begun replacing the bulkhead surrounding a site, bordering the Mill River in New Haven, that contains transmission facilities and deactivated generation facilities, at an estimated cost of $13.5 million. Of this amount, $4.2 million represents the portion of the costs to protect UI's transmission facilities and will be capitalized as plant in service. The remaining estimated cost of $9.3 million was expensed in 1999. UI has conveyed to an unaffiliated entity, Quinnipiac Energy LLC (QE), this entire site, reserving to UI permanent easements for the operation of its transmission facilities on the site. QE will complete the bulkhead replacement project at UI's expense. UI has also funded 61% (approximately $1.2 million) of the environmental remediation costs that will be incurred by QE to bring the site into compliance with applicable
Connecticut minimum standards. QE intends to reactivate the generation facilities on the site as a merchant electric generating plant.

RCRA also regulates underground tanks storing petroleum products or hazardous substances, and Connecticut has adopted state regulations governing underground tanks storing petroleum and petroleum products that, in some respects, are more stringent than the federal requirements. UI currently owns 8 underground storage tanks, which are used primarily for gasoline and fuel oil, that are subject to these regulations. A testing program has been installed to detect leakage from any of these tanks, and substantial costs may be incurred for future actions taken to prevent tanks from leaking, to remedy any contamination of groundwater, and to modify, remove and/or replace older tanks in compliance with federal and state regulations.

The owner of a parcel of property in Derby, Connecticut, has notified UI that the owner is remediating soil contamination of the property by fuel oil, which contamination the owner has asserted resulted from activities conducted on the property when it was owned by UI during the period 1961 to 1976. Based on its own investigation to date, UI has advised the owner that UI has no responsibility for the alleged soil contamination. The Connecticut Department of Environmental Protection is remediating a migration of fuel oil contamination from a neighboring parcel of property into the adjacent Housatonic River. If UI or regulatory agencies determine that UI is responsible for the costs of these remediation activities, UI may experience substantial costs, although no estimate of potential costs is available.

In the past, UI has disposed of residues from operations at landfills, as most other industries have done. In recent years it has been determined that such disposal practices, under certain circumstances, can cause groundwater contamination. Although UI has no knowledge of the existence of any such contamination, if UI or regulatory agencies determine that remedial actions must be taken in relation to past disposal practices, UI may experience substantial costs.

Connecticut statutes prohibit the commencement of construction or reconstruction of electric transmission facilities, or modification of such facilities, unless the Connecticut Siting Council has issued a certificate of environmental compatibility and public need or a declaratory ruling that no certificate is required because the facility or modification will not have a substantial adverse environmental effect.

In complying with existing environmental statutes and regulations and further developments in these and other areas of environmental concern, including legislation and studies in the fields of water and air quality, hazardous waste handling and disposal, toxic substances, and electric and magnetic fields, UI may incur substantial capital expenditures for equipment modifications and additions, monitoring equipment and recording devices, and it may incur additional operating expenses. Litigation expenditures may also increase as a result of scientific investigations, and speculation and debate, concerning the possibility of harmful health effects of electric and magnetic fields. The total amount of these expenditures is not now determinable. See also "Regulation" and "Rates" and Item 2, "Properties -The United Illuminating Company - Nuclear Generation."

                             UNITED RESOURCES, INC.

Each of the URI subsidiaries APS and Xcelecom leases office space in Hamden, Connecticut, that houses its management and general office personnel. The several operating subsidiaries of Xcelecom own or lease real property, buildings and equipment in Connecticut, New Jersey and Pennsylvania necessary for the management and operation of their electrical and voice-data-video design and construction businesses.

Item 3.  Legal Proceedings.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2000.

                               EXECUTIVE OFFICERS

The names and ages (as of December 31, 2000) of all executive officers of UIL Holdings and all such persons chosen to become executive officers, all positions and offices with UIL Holdings held by each such person, and the period during which he or she has served as an officer in the office indicated, are as follows:

NAME                            AGE      POSITION                                  EFFECTIVE DATE
----                            ---      --------                                  --------------

Nathaniel D. Woodson            59       Chairman of the Board of Directors,       March 22, 1999
                                         President and Chief Executive Officer
Robert L. Fiscus                63       Vice Chairman of the Board of Directors   March 22, 1999
                                         and Chief Financial Officer
Gregory E. Sages                45       Vice President Finance                    August 28, 2000
Susan E. Allen                  41       Vice President Investor Relations,        August 28, 2000
                                         Corporate Secretary and Assistant
James L. Benjamin               59       Treasurer Controller                      August 28, 2000
Charles J. Pepe                 52       Treasurer and Assistant Secretary         August 28, 2000

There is no family relationship between any director, executive officer, or person nominated or chosen to become a director or executive officer of UIL Holdings. All executive officers of UIL Holdings hold office at the pleasure of UIL Holdings' Board of Directors. All of the above executive officers have entered into employment agreements with UIL Holdings. There is no arrangement or understanding between any executive officer of UIL Holdings and any other person pursuant to which such officer was selected as an officer.

A brief account of the business experience during the past five years of each executive officer of UIL Holdings is as follows:

NATHANIEL D. WOODSON. Mr. Woodson served as President and General Manager of the Energy Systems Business Unit of Westinghouse Electric Corporation during the period January 1, 1996 to April 30, 1996. He served as President of The United Illuminating Company during the period February 23, 1998 to May 20, 1998 and President and Chief Executive Officer during the period May 20, 1998 to December 31, 1998. He has served as Chairman of the Board of Directors, President and Chief Executive Officer of The United Illuminating Company since December 31, 1998 and of UIL Holdings Corporation since its inception on March 22, 1999.

ROBERT L. FISCUS. Mr. Fiscus served as President and Chief Financial Officer of The United Illuminating Company during the period January 1, 1996 to February 23, 1998, Vice Chairman of the Board of Directors and Chief Financial Officer from February 23, 1998 to October 25, 1999, Vice Chairman of the Board of Directors, Chief Financial Officer, Treasurer and Secretary from October 25, 1999 to August 28, 2000, Vice Chairman of the Board of Directors and Chief Financial Officer from June 26, 2000 to February 26, 2001 and has served as Vice Chairman of the Board of Directors since February 26, 2001. He also served as Vice Chairman of the Board of Directors and Chief Financial Officer of UIL Holdings Corporation from its inception on March 22, 1999 to October 25, 1999, Vice Chairman of the Board of Directors, Chief Financial Officer, Treasurer and Secretary from October 25, 1999 to August 28, 2000 and has served as Vice Chairman of the Board of Directors and Chief Financial Officer since August 28, 2000.

GREGORY E. SAGES. Mr. Sages served as Executive Director Financial Analysis and Planning for Tenneco, Inc. from March 16, 1996 to December 31, 1999. He served as Vice President Finance of The United Illuminating Company from June 12, 2000 to February 26, 2001 and has served as Vice President Finance and Chief Financial Officer since February 26, 2001. He has also served as Vice President Finance of UIL Holdings Corporation since August 28, 2000.

SUSAN E. ALLEN. Ms. Allen served as Manager of Financing and Corporate Secretary Administration of The United Illuminating Company during the period January 1, 1996 to June 30, 1999 and Director Finance and Corporate Secretary Administration from July 1, 1999 to June 26, 2000. She has served as Vice President Investor Relations,

Corporate Secretary and Assistant Treasurer of The United Illuminating Company since June 26, 2000 and of UIL Holdings Corporation since August 28, 2000.

JAMES L. BENJAMIN. Mr. Benjamin has served as Controller of The United Illuminating Company during the five year period and of UIL Holdings Corporation since August 28, 2000.

CHARLES J. PEPE. Mr. Pepe served as Assistant Treasurer and Assistant Secretary of The United Illuminating Company during the period January 1, 1996 to June 26, 2000. He has served as Treasurer and Assistant Secretary of The United Illuminating Company since June 26, 2000 and of UIL Holdings Corporation since August 28, 2000.

                                     PART II

Item 5.  Market for UIL Holdings' Common Equity and Related Stockholder Matters.

On July 20, 2000, as a result of a corporate restructuring of UI and its direct and indirect subsidiaries into a holding company system, UI became a wholly-owned subsidiary of UIL Holdings and each share of UI's issued and outstanding Common Stock was automatically converted into a share of UIL Holdings Common Stock. This Common Stock has traded on the New York Stock Exchange since 1971. The high and low sale prices during 2000 and 1999 were as follows:

                                2000 SALE PRICE        1999 SALE PRICE
                                ---------------        ---------------
                                HIGH        LOW        HIGH        LOW
                                ----        ---        ----        ---

      First Quarter            52 1/8     38 1/8     52 11/16    41 7/8
      Second Quarter           47 3/8     39 5/8     44 11/16    39 5/16
      Third Quarter            55 1/8     44 3/16    50 11/16    43 1/8
      Fourth Quarter           52 3/16    43 3/8     53 3/16     47 15/16

UI and UIL Holdings have paid quarterly dividends on the Common Stock since 1900. The quarterly dividends declared by UI in 1999 and by UI and UIL Holdings in 2000 were at a rate of 72 cents per share.

As of December 31, 2000, there were 12,592 Common Stock shareowners of record.

ITEM 6. SELECTED FINANCIAL DATA
                                                   2000             1999               1998              1997            1996
=================================================================================================================================
FINANCIAL RESULTS OF OPERATION ($000'S)
Sales of electricity
  Utility
    Retail
        Residential                              $252,730         $271,605           $262,974          $259,325         $266,068
        Commercial                                242,075          256,246            254,765           248,490          264,111
        Industrial                                 96,955          100,437            102,201           102,763          109,032
        Other                                      10,587           11,308             11,667            11,755           11,903
                                             -------------    -------------     --------------     -------------     ------------
    Total Retail                                  602,347          639,596            631,607           622,333          651,114
    Wholesale                                      67,990           24,334             44,948            82,871           72,844
    Other operating revenues                       34,354           16,045              9,636             3,825            3,300
Nonregulated businesses                           176,164           70,755             61,900            38,040           22,151
                                             -------------    -------------     --------------     -------------     ------------
    Total operating revenues                      880,855          750,730            748,091           747,069          749,409
                                             -------------    -------------     --------------     -------------     ------------
Fuel and interchange energy -net
    Retail-own load                               262,252          134,851            116,769           109,542           95,359
    Wholesale                                      19,901           24,552             34,775            73,124           65,158
Capacity purchased-net                              4,682           33,873             34,515            39,976           46,830
Depreciation                                       33,278           61,040             86,861(1)         77,745(1)        68,211
Amortization of regulatory assets                  36,435           36,394             13,758            13,758           13,758
Other operating expenses, excluding
   tax expense                                    331,305          256,285            247,636           236,253          243,454
Gross earnings tax                                 23,715           24,518             24,039            23,571           26,804
Other non-income taxes                             19,341           22,622             40,635(2)         28,922           30,382
                                             -------------    -------------     --------------     -------------     ------------
    Total operating expenses, excluding
       income taxes                               730,909          594,135            598,988           602,891          589,956
                                             -------------    -------------     --------------     -------------     ------------
AFUDC                                               2,609            2,235                468             1,575            2,375
Other non-operating income(loss)                      730            2,686              1,928             1,898           (4,482)
Interest expense
   Long-term debt - net                            31,729           35,260             42,836            56,158           65,046
   Dividend requirement of mandatorily
     redeemable securities                          3,529            4,813              4,813             4,813            4,813
   Other                                            9,241            7,319              9,007             6,068            4,721
                                             -------------    -------------     --------------     -------------     ------------
    Total                                          44,499           47,392             56,656            67,039           74,580
                                             -------------    -------------     --------------     -------------     ------------
Income tax expense
   Operating income tax                            52,298           65,042             52,862            39,281           49,277
   Non-operating income tax                        (4,269)          (3,142)            (3,091)           (2,126)          (5,556)
                                             -------------    -------------     --------------     -------------     ------------
    Total                                          48,029           61,900             49,771            37,155           43,721
                                             -------------    -------------     --------------     -------------     ------------
Net income                                         60,757           52,224             45,072            43,457           39,045
Premium (Discount) on preferred
  stock redemption                                      -               53                (21)              (48)          (1,840)
Preferred and preference stock dividends                -               66                201               205              330
                                             -------------    -------------     --------------     -------------     ------------
Income applicable to common stock                 $60,757          $52,105            $44,892           $43,300          $40,555
---------------------------------------------------------------------------------------------------------------------------------
Operating income                                 $149,946         $156,595           $149,103          $144,178         $159,453
=================================================================================================================================
FINANCIAL CONDITION ($000'S)
Current assets                                 $  288,306       $  220,126         $  305,189        $  204,474       $  199,097
Other property and investments (4)                155,526          144,768             49,549            47,706           39,240
Property, Plant and Equipment - net               495,850          482,836(3)       1,181,053         1,232,909        1,268,157
Construction work in progress                      30,267           25,708             33,695            25,448           40,998
Deferred charges and regulatory assets            898,605          924,772(3)         371,674           408,993          449,150
                                             -------------    -------------     --------------     -------------     ------------
   Total Assets                                $1,868,554       $1,798,210         $1,941,160        $1,919,530       $1,996,642
---------------------------------------------------------------------------------------------------------------------------------
Current portion of long-term debt              $        -       $   25,000         $   66,202        $  100,000       $   69,900
Other current liabilities                         245,821          166,213            172,830           175,340          166,138
Noncurrent liabilities                            208,486          247,135            111,848           121,746          140,704
Deferred income tax liabilities and other         302,282          316,205            339,072           349,591          355,326
Long-term debt excluding current portion          522,221          518,228            664,510           644,670          759,680
Notes payable                                     110,699           17,131             86,892            37,751           10,965
Preferred, preference stock and
   company-obligated mandatorily redeemable
   securities of subsidiaries holding solely
   parent debentures                                    -           50,000             54,299            54,351           54,461
Common stock equity                               479,045          458,298            445,507           436,081          439,468
                                             -------------    -------------     --------------     -------------     ------------
   Total Liabilities and Capitalization        $1,868,554       $1,798,210         $1,941,160        $1,919,530       $1,996,642
=================================================================================================================================

(1) Includes the before-tax effect of charges for additional amortization of conservation & load management costs: $13.1 million in 1998 and $6.6 million in 1997.
(2) Includes the effect of charges of $14.0 million, before-tax, associated with property tax settlement.
(3) Reflects reclassification of $518.3 million of nuclear assets from plant in service to regulatory asset.
(4) Includes an investment of $90.3 million and $83.5 million in a generation facility as of December 31, 2000 and 1999, respectively.

                                                  2000              1999              1998               1997               1996
====================================================================================================================================
COMMON STOCK DATA
 Average number of shares outstanding          14,073,168       14,052,091         14,017,644        13,975,802          14,100,806
 Number of shares outstanding at year-end      14,076,697       14,062,502         14,034,562        13,907,824          14,101,291
 Earnings per share (average) - basic               $4.32            $3.71              $3.20             $3.10               $2.88
 Earnings per share (average) - diluted             $4.31            $3.71              $3.20             $3.09               $2.87
 Book value per share                              $34.03           $32.59             $31.74            $31.35              $31.16
 Average return on equity
     Total                                         13.00%           11.45%              9.44%            10.45%               9.20%
     Utility                                       13.50%           14.00%             11.43%            11.54%              11.51%
 Dividends declared per share                       $2.88            $2.88              $2.88             $2.88               $2.88
 Market Price:
    High                                          $55.125          $53.188            $53.750           $45.938             $39.750
    Low                                           $38.125          $39.313            $42.625           $24.500             $31.375
    Year-end                                      $49.750          $51.375            $51.500           $45.938             $31.375
====================================================================================================================================
Net cash provided by operating activities,
    less dividends ($000's)                       $60,801          $57,907            $71,566          $132,189            $120,624
Capital expenditures, excluding AFUDC             $56,401          $34,772            $38,040           $33,436             $47,174
====================================================================================================================================
OTHER FINANCIAL AND STATISTICAL DATA
Sales by class (MWh's)
      Residential                               2,056,366        2,053,927          1,924,724         1,899,284           1,895,804
      Commercial                                2,403,212        2,388,240          2,324,507         2,248,974           2,263,056
      Industrial                                1,146,295        1,161,856          1,154,935         1,168,470           1,143,410
      Other                                        47,852           48,027             48,166            48,619              48,388
                                            --------------    -------------     --------------     -------------     ---------------
        Total                                   5,653,725        5,652,050          5,452,332         5,365,347           5,350,658
                                            --------------    -------------     --------------     -------------     ---------------
Number of retail customers by class (average)
      Residential                                 284,955          282,986            281,591           280,283             279,024
      Commercial                                   29,776           29,757             29,468            29,228              28,666
      Industrial                                    1,725            1,746              1,752             1,697               1,652
      Other                                         1,207            1,185              1,172             1,163               1,141
                                            --------------    -------------     --------------     -------------     ---------------
        Total                                     317,663          315,674            313,983           312,371             310,483
                                            --------------    -------------     --------------     -------------     ---------------
Revenue per kilowatt hour by class (cents)
      Residential                                   12.29            13.22              13.66             13.65               14.03
      Commercial                                    10.07            10.73              10.96             11.05               11.67
      Industrial                                     8.46             8.64               8.85              8.79                9.54
Average large industrial customers time
  of use rate (cents)                                8.06             8.21               8.16              8.12                8.26

------------------------------------------------------------------------------------------------------------------------------------

Revenues - retail sales ($000's)
      Base                                       $620,486         $655,327           $629,446          $620,636            $643,344
      Base rate adjustments                       (18,139)         (15,731)             2,161             1,697               7,770
                                            --------------    -------------     --------------     -------------     ---------------
        Total                                    $602,347         $639,596           $631,607          $622,333            $651,114


Revenues - retail sales per kWh (cents)
      Base                                          10.97            11.59              11.54             11.57               12.02
      Base rate adjustments                         (0.32)           (0.28)              0.04              0.03                0.15
                                            --------------    -------------     --------------     -------------     ---------------
        Total                                       10.65            11.31              11.58             11.60               12.17

------------------------------------------------------------------------------------------------------------------------------------
Number of employees at year-end                     2,277            1,239              1,193             1,175               1,287
Total utility employees payroll($000's)           $59,276          $66,155            $65,294           $68,640             $69,276
====================================================================================================================================

 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                     MAJOR INFLUENCES ON FINANCIAL CONDITION

UIL Holdings' financial condition will continue to be dependent on the level of UI's electric utility retail sales and UI's ability to control expenses, as well as on the performance of the businesses of UIL Holdings' non-regulated subsidiaries. The two primary factors that affect electric utility sales volume are economic conditions and weather. The principal factors affecting the financial condition of APS and Xcelecom are the pace of technological changes, competition and risks related to the management of growth, including, in the case of Xcelecom, acquisition financing and integration.

UIL Holdings' financial status and financing capability will continue to be sensitive to many other factors, including conditions in the securities markets, economic conditions, interest rates, the level of income and cash flow of UIL Holdings' subsidiaries, and legislative and regulatory developments, including the cost of compliance with increasingly stringent environmental legislation and regulations.

On December 31, 1996,  the  Connecticut  Department  of Public  Utility  Control
(DPUC) completed a financial and operational review of UI and ordered a five-year incentive regulation plan for the years 1997 through 2001 (the Rate
Plan). The Rate Plan accelerates the amortization and recovery of unspecified assets during 1999-2001 if UI's common equity return on regulated utility investment exceeds 10.5% after recording the amortization. UI's authorized return on regulated utility common equity during the period is 11.5%. Earnings above 11.5%, on an annual basis, are utilized one-third for customer price reductions, one-third to increase amortization of assets, and one-third retained as earnings.

The Rate Plan included a provision that it could be reopened and modified upon the enactment of electric utility restructuring legislation in Connecticut. On October 1, 1999, the DPUC issued a decision establishing UI's standard offer customer rates, commencing January 1, 2000, at a level 10% below 1996 rates, as directed by the Restructuring Act described in detail below. These standard offer customer rates supersede the rates that were included in the Rate Plan. The decision also reduced the required amount of accelerated amortization in 2000 and 2001. Under this 1999 decision, all other components of the 1996 Rate Plan are expected to remain in effect through 2001. The Connecticut Office of Consumer Counsel (OCC), the statutory representative of consumer interests in public utility matters, appealed the DPUC's standard offer decision to the Connecticut Superior Court, challenging the DPUC's determination of UI's average prices in 1996 rates from which a 10% reduction is required by the Restructuring Act. On February 22, 2001, the Superior Court dismissed the OCC's appeal from the DPUC's decision; but UI is unable to predict, at this time, whether the OCC will appeal from the Superior Court's decision to the Connecticut Appellate Court.

On February 13, 2001, the Connecticut Attorney General and the OCC petitioned the DPUC to initiate a proceeding and hold a hearing concerning the need to decrease UI's rates by reason of UI' s having earned a return on regulated common equity more than 1% above the authorized level of 11.5% for at least six consecutive months. UI believes that a hearing would confirm that UI has complied with the DPUC-ordered earnings sharing mechanism in UI's rate plan; and it will contest vigorously any arguments for a rate decrease.

In April 1998, Connecticut enacted Public Act 98-28 (the Restructuring Act), a massive and complex statute designed to restructure the State's regulated electric utility industry. As a result of the Restructuring Act, the business of generating and selling electricity directly to consumers has been opened to competition. These business activities are separated from the business of delivering electricity to consumers, also known as the transmission and distribution business. The business of delivering electricity remains with the incumbent franchised utility companies (including UI) which continue to be regulated by the DPUC as Distribution Companies.

Under the Restructuring Act, all of UI's customers are able to choose their power supply providers. Until January 1, 2004, UI is required to offer full "standard offer" electric service, under regulated rates, to all customers who do not choose alternate power supply providers. The standard offer rates must be at least 10% below the average prices in

1996. Under current regulatory provisions, UI's financial condition is not affected materially by whether customers choose alternate suppliers to UI's standard offer electric service.

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

The Restructuring Act requires that UI must attempt to divest its ownership interests in its nuclear-fueled power plants prior to 2004 in order to recover any stranded costs associated with its power plants. On October 1, 1998, in its "unbundling plan" filing with the DPUC under the Restructuring Act, and in other regulatory dockets, UI stated that it plans to divest its nuclear generation ownership interests (17.5% of Seabrook Unit 1 in New Hampshire and 3.685% of Millstone Station Unit 3 in Connecticut) by the end of 2003, in accordance with the Restructuring Act. On April 19, 2000, the DPUC approved UI's plan for divesting its ownership interest in Millstone Unit 3 by participating in an auction process for all three of the generating units at Millstone Station, which was concluded on August 7, 2000, when Dominion Resources, Inc. agreed to purchase Millstone Units 1 and 2, and 93.47% of Millstone Unit 3 for $1.298 billion. The purchase price agreed to for UI's ownership interest in Unit 3, which is subject to adjustments for expenditures and eventualities prior to the date of closing on the sale, is approximately $31 million, exclusive of nuclear fuel. UI's share of the proceeds from the sale of the nuclear fuel inventory at the date of closing on the sale is estimated to be approximately $2.5 million. The sale is scheduled to be consummated on or about April 1, 2001 or as soon thereafter as all requisite regulatory approvals are received. On December 15, 2000, UI and The Connecticut Light and Power Company filed with the DPUC for its approval their plan to divest their respective interests in Seabrook Unit 1 by an auction process. The DPUC has commenced hearings on this divestiture plan.

                         LIQUIDITY AND CAPITAL RESOURCES

UIL Holdings' capital requirements are presently projected as follows:

                                                       2001      2002       2003       2004       2005
                                                       ----      ----       ----       ----       ----
                                                                          (millions)
Cash on Hand - Beginning of Year  (1)                 $14.2     $  -      $  -        $  -       $  -
Funds from Operations less Dividends  (2)              72.0      79.9      95.8        90.7       95.4
                                                       ----      ----      ----        ----       ----
         Subtotal                                      86.2      79.9      95.8        90.7       95.4

Less:
Capital Expenditures and other Expenditures  (2)
      UI                                               75.6      41.4      31.5        49.5       35.9
      URI                                              18.8      12.9      17.7        10.3       11.9
                                                       ----     -----     -----       -----      -----
         Total Capital Expenditures                    94.4      54.3      49.2        59.8       47.8

Plus:
Net Cash from Plant Sales                              20.2     143.6        -           -          -
                                                       ----     -----     -----       -----      -----

Cash Available to pay Debt Maturities and Redemptions  12.0     169.2      46.6        30.9       47.6

Less:
Maturities and Mandatory Redemptions                      -     100.0     100.0          -         4.3
Optional Redemptions                                      -     128.2        -           -          -
                                                      -----     -----     -----       -----      -----

External Financing Requirements (Surplus)  (2)        (12.0)     59.0      53.4       (30.9)     (43.3)
                                                       ----     -----     -----       -----      -----

Plus:
Issuance and Sale of Senior Notes                      75.0        -         -          -           -
                                                       ----     -----     -----       -----      -----

Increase (Decrease) in Short-Term Borrowings          (87.0)     59.0      53.4       (30.9)     (43.3)
                                                       ----     -----     -----       -----      -----

Short-Term Borrowings - End of Year                   $23.7     $82.7    $136.1      $105.2      $61.9
                                                       ====      ====     =====       =====       ====

(1) Excludes $3.3 million Seabrook Unit 1 operating deposit and restricted cash of American Payment Systems, Inc. of $29.9 million.

(2) Funds from Operations less Dividends, Capital Expenditures and External Financing Requirements are estimates based on current earnings and cash flow projections. The estimate of Cash from Plant Sales for 2001 is based on current projections for the Millstone Unit 3 sale anticipated on or about April 1, 2001. The estimate for Cash from Plant Sales for 2002 is based on speculative pricing and other projections for the sale of Seabrook Unit 1, including a sale date in early 2002. All of these estimates are subject to change due to future events and conditions that may be substantially different from those used in developing the projections.

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

See Item 8, "Notes to Consolidated Financial Statements," Note (E) for a discussion of UIL Holdings' short-term credit arrangements.

On September 25, 2000, UI redeemed $50 million of 9 5/8% Preferred Capital Securities, Series A, due 2025, at $25.00 per share, plus accrued dividends to the redemption date of $0.160417 per share. These securities were issued in April 1995 by United Capital Funding Partnership L. P., a Delaware limited partnership that was dissolved following the redemption of the securities.

On February 15, 2001, UIL Holdings issued and sold $75,000,000 of Senior Notes to several institutional investors in a private sale. The issue was composed of two series: 7.23% Senior Notes, Series A, due February 15, 2011, in the principal amount of $30,000,000, and 7.38% Senior Notes, Series B, due February 15, 2011, in the principal amount of $45,000,000. Under the Senior Notes, Series A, UIL Holdings is required to prepay the principal amount of $4,285,714 each February 15th, beginning on February 15, 2005 and ending on February 15, 2010. Interest due under the Senior Notes is payable semi-annually on February 15th and August 15th. The net proceeds of the sale were used to repay short-term debt of UIL Holdings.

At December 31, 2000, UIL Holdings had $47.4 million of cash and temporary cash investments, a decrease of $20.9 million from the corresponding balance at December 31, 1999. The components of this decrease, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

                                                                   (Millions)
                                                                    --------

       Balance, December 31, 1999                                      $68.3
                                                                        ----

       Net cash provided by operating activities                        54.1

       Net cash provided by (used in) financing activities:
       -   Financing activities, excluding dividend payments            17.1
       -   Dividend payments                                           (40.5)
       Investment in debt securities                                     4.8
       Cash invested in plant, including nuclear fuel                  (56.4)
                                                                        ----

              Net Change in Cash                                       (20.9)
                                                                        ----

       Balance, December 31, 2000                                      $47.4
                                                                        ====


                            NEW ACCOUNTING STANDARDS

See the discussion included in PART II, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (A), Statement of Accounting Policies."

                              RESULTS OF OPERATIONS

As a result  of the  formation  of UIL  Holdings,  all  subsidiary  results  are
consolidated.   All  periods   reported  herein  have  been   reclassified   for
consolidated reporting, with no impact on earnings.

2000 VS. 1999
-------------

UIL Holdings Corporation Results of Operations:  2000 vs. 1999
--------------------------------------------------------------

------------------------------------ --------------- ---------------- ----------------------------
                                                                       2000 more (less) than 1999
                                      Year Ended       Year Ended      ---------------------------
         ($000 except EPS)           Dec. 31, 2000    Dec. 31, 1999        Amount        Percent
------------------------------------ --------------- ---------------- --------------- ------------
Operating Revenue
   United Illuminating                   $704,691        $679,975          $24,716          4%
   United Resources, Inc.                $176,431         $71,105         $105,326        148%
   Eliminations                             $(267)          $(350)             $83         - -
     Total Operating Revenue             $880,855        $750,730         $130,125         17%
TOTAL EARNINGS FOR COMMON STOCK           $60,757         $52,105           $8,652         17%
EARNINGS PER SHARE (BASIC)
   United Illuminating                      $4.25           $3.83            $0.42         11%
   United Resources, Inc.                   $0.01          $(0.16)           $0.17         - -
     TOTAL EPS FROM OPERATIONS              $4.26           $3.67            $0.59         16%
   EPS from one-time items                  $0.06           $0.04            $0.02         - -
   Dilution                                $(0.01)            - -           $(0.01)        - -
     TOTAL EPS (DILUTED)                    $4.31           $3.71            $0.60         16%
------------------------------------ --------------- ---------------- --------------- ------------



The one-time items recorded in 2000 were:                                  EPS
--------------- -------------------------------------------------------- -------
2000 Quarter 3  Proceeds from the Millstone Unit 3 litigation
                  settlement (pre-sharing)                               $ 0.64
                Sharing on Proceeds from the Millstone Unit 3 settlement  (0.43)
                                                                          -----
                     Net                                                 $ 0.21
--------------- -------------------------------------------------------- -------
2000 Quarter 2  Impairment loss on property in North Haven               $(0.15)
--------------- -------------------------------------------------------- -------

The one-time item recorded in the third quarter of 2000 as Operating revenues - Other was a cash receipt, in the amount of $14.9 million before-tax, in settlement of litigation over costs associated with an extended unplanned shutdown of the Millstone Unit 3 nuclear generating unit in 1996, 1997 and 1998.


The one-time item recorded in 1999 was:                               EPS
---------------- ---------------------------------------------    ----------
 1999 Quarter 1   Purchased power expense refund (pre-sharing)      $ 0.12
                  Sharing due to refund                              (0.08)
                                                                     -----
                      Net                                           $ 0.04
---------------- ---------------------------------------------    ----------


UI Results of Operations:  2000 vs. 1999
----------------------------------------

GENERAL IMPACTS OF CONNECTICUT'S RESTRUCTURING ACT ON UI FINANCIAL REPORTS
On April 16, 1999, UI completed the sale of its operating fossil-fueled generating plants that was required by Connecticut's 1998 electric utility industry restructuring legislation (Restructuring Act). On October 1, 1999, the Connecticut Department of Public Utility Control (DPUC) issued its decision establishing UI's standard offer customer rates, commencing January 1, 2000, at a level 10% below 1996 rates (about 6% below 1999 rates), as directed by the Restructuring Act. As a result of these two and other associated events, the "geography" of UI's costs have changed. This particularly relates to regulated retail pricing patterns, wholesale revenue and expense, other operating revenues, retail purchased energy and fossil fuel expenses, operation and maintenance expense, depreciation and property taxes. For example, increased purchased energy expenses in 2000 are more than offset by portions of the decreases in miscellaneous operation and maintenance expense, depreciation and property taxes due to the sale of generating plants.

------------------------------------- --------------- ---------------- -----------------------------
                                                                        2000 more (less) than 1999
                                        Year Ended       Year Ended     --------------------------
         ($000 except EPS)             Dec. 31, 2000    Dec. 31, 1999      Amount          Percent
------------------------------------- --------------- ---------------- --------------- -------------
Total Operating Revenue                  $704,691        $679,975          $24,716            4%
TOTAL EARNINGS FOR COMMON STOCK           $60,575         $54,361           $6,214           11%
EPS FROM OPERATIONS (BASIC)
   UI excluding Nuclear Production          $3.80             N/A              N/A           N/A
   Nuclear Production (Note A)              $0.45             N/A              N/A           N/A
     Total UI EPS from operations           $4.25           $3.83            $0.42           11%
GWH SALES (THOUSANDS OF MWH)                5,654           5,652                2           - -%
------------------------------------- --------------- ---------------- --------------- -------------

Note (A): Nuclear Production was included in retail operations in 1999.


Overall, retail revenue decreased by $37.2 million in 2000 compared to 1999.

                                                                   $ millions
---------------------------------------------------------------- ---------------
                                                                   Increase/
                        Retail Revenues                            (Decrease)
---------------------------------------------------------------- ---------------
Revenue from:
---------------------------------------------------------------- ---------------
  Estimate of  operating  Distribution  Division  component  of
  "weather corrected" retail sales growth, up 2.1%                      4.9
---------------------------------------------------------------- ---------------
  Estimate of  operating  Distribution  Division  component  of
  weather effect on retail sales                                      (10.4)
---------------------------------------------------------------- ---------------
  Estimate of  operating  Distribution  Division  component  of
  price reduction                                                     (14.5)
---------------------------------------------------------------- ---------------
  Sharing revenues from operations                                      4.7
---------------------------------------------------------------- ---------------
  Other retail price reduction, mix of sales and other                (17.6)
---------------------------------------------------------------- ---------------
         TOTAL RETAIL REVENUE FROM OPERATIONS                         (32.9)
---------------------------------------------------------------- ---------------
  Sharing revenues from one-time items                                 (4.3)
---------------------------------------------------------------- ---------------
         TOTAL RETAIL REVENUE                                         (37.2)
---------------------------------------------------------------- ---------------


Wholesale sales margin increased by $48.3 million in 2000 compared to 1999. UI's operating nuclear assets, Seabrook Unit 1 and Millstone Unit 3, supplied power solely to the wholesale market in 2000. Wholesale margin from the Nuclear Division, which was incorporated in retail rates in 1999, was $48.3 million in 2000 and accounted for all of the variance. Overall, the Nuclear Division contributed earnings of $0.45 per share in 2000. This reflects the wholesale sales margin, offset in part by additional maintenance costs resulting from a Seabrook Unit 1 outage extension. The outage extension cost UI about $0.33 per share in 2000.

Other  operating  revenues  increased by $3.3 million in 2000  compared to 1999.
Other operating revenues include transmission revenues from the New England Power Pool (NEPOOL), which increased by $4.3 million in 2000 compared to 1999 and were offset by an increase in transmission operation expense. Other revenue items decreased by $1.0 million.

Retail fuel and energy expense increased by $124.7 million in 2000 compared to 1999. UI's operating fossil-fueled generation units were sold on April 16, 1999, and UI receives, and will receive through 2003, electricity to satisfy its standard offer retail customer service requirements through fixed-price purchased power agreements. These costs are recovered through the Generation Service Charge (GSC) portion of UI's unbundled retail customer rates.

UI's operating expenses for operation, maintenance and purchased capacity decreased by $47.2 million in 2000 compared to 1999. The principal components of these expense changes included:

                                                           $millions
---------------------------------------------------------- ----------
                                                            Increase/
Operating Distribution Division:                           (Decrease)
---------------------------------------------------------- ----------
  Site remediation costs  (Note A)                            (9.3)
---------------------------------------------------------- ----------
  1999 fossil generating unit operation and maintenance       (7.5)
---------------------------------------------------------- ----------
  Pension and employee benefits costs                         (5.2)
---------------------------------------------------------- ----------
  NEPOOL transmission expense                                  3.7
---------------------------------------------------------- ----------
  Other transmission                                          (1.3)
---------------------------------------------------------- ----------
  1999 Y2K projects                                           (2.7)
---------------------------------------------------------- ----------
  Other                                                       (5.3)
---------------------------------------------------------- ----------
         TOTAL OPERATING DISTRIBUTION DIVISION               (27.6)
---------------------------------------------------------- ----------
         NUCLEAR DIVISION (NOTE B)                            (4.9)
---------------------------------------------------------- ----------
Competitive Transition Assessment (CTA)
---------------------------------------------------------- ----------
  Purchased capacity (Note C)                                (28.5)
---------------------------------------------------------- ----------
  Other                                                        0.4
---------------------------------------------------------- ----------
         TOTAL CTA                                           (28.1)
---------------------------------------------------------- ----------
         CONSERVATION AND LOAD MANAGEMENT AND RENEWABLE
         ENERGY (NOTE D)                                      13.4
---------------------------------------------------------- ----------
         TOTAL O&M EXPENSE                                   (47.2)
---------------------------------------------------------- ----------

     Note (A): These costs were incurred in the fourth quarter of 1999 to repair a riparian bulkhead in New Haven and for remediation of environmental conditions at another site.

     Note (B): Nuclear Division operation and maintenance expenses are incurred in the business of producing energy for the wholesale market and are reflected in the Nuclear Division results. These expenses decreased by $4.9 million in 2000 compared to 1999, due primarily to the absence of 1999 Millstone Unit 3 refueling outage costs and reductions in base expenses at both Seabrook Unit 1 and Millstone Unit 3 that more than offset the incremental costs associated with the Seabrook Unit 1 2000 outage.

     Note (C): UI's wholesale purchased power agreements were assumed by Enron Power Marketing, Inc. (EPMI) as part of an agreement for EPMI to supply the power needed by UI to meet its standard offer retail customer service obligations until the end of the four-year standard offer period (the end of 2003) and the power needed to serve UI's special contract retail customers for the remaining contract terms. UI has created a regulatory asset and noncurrent liability to reflect this agreement, and the regulatory asset is being amortized as part of the Competitive Transition
     Assessment (CTA). The amortization for 2000 of about $26.8 million is included in the "Amortization of regulatory assets" line of the income statement.

     Note (D): Conservation and load management and renewable energy costs are pass-through costs recovered in unbundled retail customer rates.

Other taxes for UI decreased by $4.3 million in 2000 compared to 1999, due in part to the sale of fossil generating units in April 1999.

Depreciation expense for UI decreased by $28.8 million in 2000 compared to 1999. About $24.5 million of this decrease was due to the reclassification of depreciation on nuclear plant stranded assets and other assets from depreciation expense to amortization of regulatory assets within the Competitive Transition Assessment (CTA). The remaining $4.3 million decrease was due primarily to the sale of fossil generating units in 1999.

On December 31, 1996, the DPUC issued an order that implemented a five-year Rate Plan to reduce UI's regulated retail prices and accelerate the recovery of certain "regulatory assets." According to the Rate Plan, under which UI is currently operating, "accelerated" amortization of past regulated utility investments is scheduled for every year that the Rate Plan is in effect, contingent upon UI earning a 10.5% return on regulated utility common equity. Beginning in 2000, these accelerated amortizations are charged to the operating Distribution Division, although they reduce CTA rate base. Additionally, any "sharing" amortization required as a result of the Distribution Division exceeding an 11.5% return on the equity portion of its rate base impacts the Distribution Division earnings but reduces CTA rate base. UI is allowed to earn an 11.5% return, no more and no less, on the equity portion of the CTA rate base that includes all stranded assets. If CTA revenues and various costs included in the CTA do not produce an 11.5% return, then plant amortizations are either accelerated or deferred accordingly. A similar mechanism is in place to deal with Systems Benefits Charges (SBC), but the impact is immaterial. The table below shows the increases and decreases in 2000 compared to 1999 in major amortizations of regulatory assets. The amortizations for the operating Distribution Division impact earnings directly, and the amortizations for the CTA and SBC impact earnings indirectly through changes to rate base.

                                                             $ millions
--------------------------------------------------- -------------- ------------
Amortization of regulatory assets:                     As Booked    After-tax
--------------------------------------------------- -------------- ------------
  Distribution Division:
--------------------------------------------------- -------------- ------------
  Accelerated amortization                                (3.1)        (4.4)
--------------------------------------------------- -------------- ------------
  "Sharing" from operations                               (1.7)        (2.9)
--------------------------------------------------- -------------- ------------
  "Sharing" from one-time items                            2.8          2.4
--------------------------------------------------- -------------- ------------
  Deferred Seabrook Return, completed in 1999            (12.6)       (12.6)
--------------------------------------------------- -------------- ------------
  Other                                                    1.3          1.0
--------------------------------------------------- -------------- ------------
       TOTAL DISTRIBUTION DIVISION                       (13.3)       (16.5)
--------------------------------------------------- -------------- ------------
  Amortization in CTA and SBC                             13.3         13.4
--------------------------------------------------- -------------- ------------
         TOTAL AMORTIZATION OF REGULATORY ASSETS           0.0         (3.1)
--------------------------------------------------- -------------- ------------

Interest charges for UI, including the "Dividend requirement of mandatorily redeemable securities," decreased by $10.1 million in 2000 compared to 1999.


URI Results of Operations:  2000 vs. 1999
-----------------------------------------

----------------------------------------------- --------------- --------------- --------------------------
                                                                                2000 more (less) than 1999
                                                   Year Ended     Year Ended    --------------------------
               ($000 except EPS)                 Dec. 31, 2000   Dec. 31, 1999    Amount      Percent
----------------------------------------------- --------------- --------------- ----------    --------
Total Operating Revenue                             $176,431         $71,105      $105,326      148%
TOTAL EARNINGS FOR COMMON STOCK                         $182         $(2,256)       $2,438       - -
EPS FROM OPERATIONS (BASIC AND DILUTED)
   Operating Businesses
     American Payment Systems, Inc.                    $0.15           $0.11         $0.04       36%
     Xcelecom, Inc.                                    $0.15          $(0.21)        $0.36       - -
       SUBTOTAL                                        $0.30          $(0.10)        $0.40       - -
   Passive Investments
     United Bridgeport Energy, Inc.                   $(0.19)         $(0.01)       $(0.18)      - -
     United Capital Investments, Inc.                  $0.11          $(0.03)        $0.14       - -
       SUBTOTAL                                       $(0.08)         $(0.04)       $(0.04)
   URI Headquarters (Note A)                          $(0.21)         $(0.02)       $(0.19)
       TOTAL NON-REGULATED EPS FROM OPERATIONS         $0.01          $(0.16)        $0.17       - -
----------------------------------------------- --------------- ---------------- ----------    --------

Note (A): Includes financial leveraging, strategic and administrative costs for the holding company of the non-regulated business units.


Overall, the consolidated non-regulated businesses operating under the parent, URI, after corporate parent-allocated interest, earned approximately $0.2 million, or $.01 per share, in 2000, compared to losses of about $2.3 million, or

$0.16 per share, in 1999. Operation expenses for the URI businesses, including cost of goods sold, selling and administrative expenses, increased by $94.2 million in 2000 compared to 1999, almost entirely as the result of incorporating acquired companies. Other taxes for URI increased by $0.7 million, reflecting the expansion of these businesses. Depreciation and amortization expense for the URI businesses increased by $1.0 million.

Interest charges for URI increased by a net $6.8 million in 2000, compared to 1999. The results of each of the subsidiaries of URI for 2000, as presented below, reflect the allocation of debt costs from the parent based on a capital structure, including an equity component and an interest rate deemed to be appropriate for that type of business.

     URI OPERATING BUSINESSES

                      AMERICAN PAYMENT SYSTEMS, INC. (APS)
Earnings for APS increased $0.04 per share, or 36%, in 2000 compared to 1999, due primarily to increased transaction volumes. Also, much of APS's field equipment was fully depreciated, resulting in depreciation savings.

                                 XCELECOM, INC.
Earnings for Xcelecom, Inc. increased by $0.36 per share in 2000 compared to 1999, due to the acquisitions completed in 2000 and continuing cost control measures. Operating revenue increased by $103 million to $138 million in 2000.

     URI PASSIVE INVESTMENTS

                      UNITED BRIDGEPORT ENERGY, INC. (UBE)
UBE lost $0.19 per share in 2000, compared to a loss of $0.01 per share in 1999. The increased loss was due to a combination of factors that had adverse impacts on the Bridgeport Energy generating plant: third quarter mild weather that depressed energy sales prices; high gas prices that further reduced margins; mechanical difficulties in the early part of the year that caused an extended shutdown; and a one-time third quarter termination cost of a contractual liability that is expected to benefit UBE's earnings in subsequent years. Fourth quarter 2000 results reflect the recovery of $1.6 million of Installed Capacity
(ICAP) revenues, contributing $0.07 per share, based on a power purchaser's agreement to pay in accordance with its power contract terms as a result of a Federal Energy Regulatory Commission (FERC) ruling affirming the value of the ICAP market in New England. However, these ICAP revenues are the subject of an appeal to the FERC by other entities; and the FERC has temporarily stayed its order pending a hearing. See the "Looking Forward" section for more information on the ICAP proceeding and on plans to reduce the risk of the UBE investment.

                     UNITED CAPITAL INVESTMENTS, INC. (UCI)
UCI earned $0.11 per share in 2000, compared to a $0.03 per share loss in 1999, due to gains on its passive investments.

     URI HEADQUARTERS

URI, the holding company for all non-regulated businesses, lost $0.21 per share in 2000 compared to a loss of $0.02 per share in 1999. The results of each of the subsidiaries of URI, as presented above, reflect interest expense on allocated debt from URI, based on a capital structure, including an equity component, and an interest rate deemed to be appropriate for that type of business. Some financial leveraging, and strategic and administrative costs for the subsidiaries of URI, are retained by the parent URI.

1999 VS. 1998
-------------

UIL Holdings Corporation Results of Operations: 1999 vs. 1998
-------------------------------------------------------------

---------------------------------- --------------- ---------------- -----------------------------
                                                                     1999 more (less) than 1998
                                     Year Ended       Year Ended     --------------------------
       ($000 except EPS)            Dec. 31, 1999    Dec. 31, 1998      Amount         Percent
---------------------------------- --------------- ---------------- --------------- -------------
Operating Revenue
   United Illuminating                 $679,975        $686,191          $(6,216)       (0.9)%
   United Resources, Inc.               $71,105         $61,861           $9,244           15%
   Eliminations                           $(350)            $39            $(389)          - -
     Total Operating Revenue           $750,730        $748,091           $2,639          0.4%
TOTAL EARNINGS FOR COMMON STOCK         $52,105         $44,892           $7,213           16%
EARNINGS PER SHARE (BASIC)
   United Illuminating                    $3.83           $3.49            $0.34           10%
   United Resources, Inc.                $(0.16)         $(0.08)          $(0.08)          - -
     TOTAL EPS FROM OPERATIONS            $3.67           $3.41            $0.26            8%
   EPS from one-time items                $0.04          $(0.21)           $0.25           - -
   Dilution                                 - -             - -              - -           - -
     TOTAL EPS (DILUTED)                  $3.71           $3.20            $0.51           16%
---------------------------------- --------------- ---------------- --------------- -------------


The one-time item recorded in 1999 was:                            EPS
--------------- --------------------------------------------- --------------
1999 Quarter 1  Purchased power expense refund (pre-sharing)      $0.12
                Sharing due to refund                             (0.08)
                                                                  -----
                       Net                                        $0.04
--------------- --------------------------------------------- --------------


The one-time items recorded in 1998 were:                                         EPS
--------------- ----------------------------------------------------------- --------------
1998 Quarter 4  Property tax settlement with the City of New Haven, CT         $(0.59)
                Reversal of "sharing" related to property tax settlement         0.29
                                                                                 ----
                        Net                                                    $(0.30)
--------------- ----------------------------------------------------------- --------------
1998 Quarter 3  Refund of prior period transmission charges, with interest      $0.14
                "Sharing" due to transmission refund                            (0.05)
                                                                                 ----
                        Net                                                     $0.09
--------------- ----------------------------------------------------------- --------------


UI Results of Operations: 1999 vs. 1998
---------------------------------------

--------------------------------- --------------- ---------------- -----------------------------
                                                                    1999 more (less) than 1998
                                    Year Ended      Year Ended      --------------------------
     ($000 except EPS)             Dec. 31, 1999    Dec. 31, 1998      Amount        Percent
--------------------------------- --------------- ---------------- --------------- -------------
Total Operating Revenue               $679,975        $686,191          $(6,216)       (0.9)%
TOTAL EARNINGS FOR COMMON STOCK        $54,361         $45,993           $8,368           18%
EPS FROM OPERATIONS (BASIC)              $3.83           $3.49            $0.34           10%
GWH SALES (THOUSANDS OF MWH)             5,652           5,452              200          3.7%
--------------------------------- --------------- ---------------- --------------- -------------

Overall, retail revenue increased by $8.0 million in 1999 compared to 1998.

                                                                          $ millions
---------------------------------------------------------- ------------- ----------- ----------
                                                               From          From
              Retail Sales Margin                            Operations    One-time     Total
---------------------------------------------------------- ------------- ----------- ----------
Revenue from:
---------------------------------------------------------- ------------- ----------- ----------
  Sharing: for 1999                                            $(14.4)       $(3.9)    $(18.3)
---------------------------------------------------------- ------------- ----------- ----------
  Estimate of "real" retail sales growth, up 3.2%                20.2          0         20.2
---------------------------------------------------------- ------------- ----------- ----------
  Estimate of weather effect on retail sales, up 1.1%             7.1          0          7.1
---------------------------------------------------------- ------------- ----------- ----------
  Sales decrease from Yale University cogeneration, (0.6)%       (3.6)         0         (3.6)
---------------------------------------------------------- ------------- ----------- ----------
  Price mix of sales and other                                    2.6          0          2.6
---------------------------------------------------------- ------------- ----------- ----------
         TOTAL RETAIL REVENUE                                   $11.9        $(3.9)      $8.0
---------------------------------------------------------- ------------- ----------- ----------
         REVENUE BASED TAXES                                    $(0.6)        $0.1      $(0.5)
---------------------------------------------------------- ------------- ----------- ----------
Fuel and energy, margin effect:
---------------------------------------------------------- ------------- ----------- ----------
  Sales increase                                                $(4.7)        $0        $(4.7)
---------------------------------------------------------- ------------- ----------- ----------
  Nuclear fuel prices and outage replacement power costs         (0.5)         0         (0.5)
---------------------------------------------------------- ------------- ----------- ----------
  Purchased energy prices                                       (15.5)         0        (15.5)
---------------------------------------------------------- ------------- ----------- ----------
          TOTAL RETAIL FUEL AND ENERGY                         $(20.7)        $0       $(20.7)
---------------------------------------------------------- ------------- ----------- ----------
            TOTAL RETAIL SALES MARGIN                           $(9.4)       $(3.8)    $(13.2)
---------------------------------------------------------- ------------- ----------- ----------


Net wholesale margin (wholesale revenue less wholesale expense) decreased by $10.4 million in 1999 compared to 1998, due to lower wholesale sales. Other operating revenues, which include NEPOOL related transmission revenues, increased by $6.4 million. NEPOOL transmission revenues are recoveries, for the most part, of NEPOOL transmission expense and reflect new accounting requirements implemented by the Federal Energy Regulatory Commission.

Operating expenses for operations, maintenance and purchased capacity charges decreased by $5.7 million in 1999 compared to 1998. The principal components of these expense changes include:
                                                                    $millions
------------------------------------------------------------------ ----------
Capacity expense:
------------------------------------------------------------------ ----------
  Connecticut Yankee                                                  (2.4)
------------------------------------------------------------------ ----------
  Cogeneration and other purchases (see Note A)                        1.8
------------------------------------------------------------------ ----------
        TOTAL CAPACITY EXPENSE                                        (0.6)
------------------------------------------------------------------ ----------
Other O&M expense:
------------------------------------------------------------------ ----------
  Seabrook Unit 1 (refueling outage costs and accruals)                4.1
------------------------------------------------------------------ ----------
  Millstone Unit 3 (refueling outage costs and accruals)               1.1
------------------------------------------------------------------ ----------
  Other expenses at nuclear units                                     (0.8)
------------------------------------------------------------------ ----------
  Fossil generation unit operating and maintenance costs             (23.1)
------------------------------------------------------------------ ----------
  NEPOOL transmission expense                                          3.4
------------------------------------------------------------------ ----------
  Site remediation costs (see Note B)                                  7.8
------------------------------------------------------------------ ----------
  Other miscellaneous, including impact of generation asset sale       2.4
------------------------------------------------------------------ ----------
        TOTAL O&M EXPENSE                                             (5.1)
------------------------------------------------------------------ ----------

     Note (A): A cogeneration facility was out of service for about a month in the first quarter of 1998 but has operated normally in 1999.

     Note (B): These costs were incurred to repair a riparian bulkhead in New Haven and for remediation of environmental conditions at another site. No further material expenses are currently anticipated for remediation of these sites.

Depreciation expense decreased by $12.4 million in 1999 compared to 1998, due primarily to the generation asset sale.

On December 31, 1996, the Connecticut Department of Public Utility Control issued an order that implemented a five-year Rate Plan to reduce UI's retail prices and accelerate the recovery of certain "regulatory assets." According to the Rate Plan, under which UI is currently operating, "accelerated" amortization of past utility investments is scheduled for every year that the Rate Plan is in effect, contingent upon UI earning a 10.5% return on utility common stock equity. All of the scheduled accelerated amortization for 1998, amounting to $13.1 million before-tax ($8.5 million after-tax), was recorded against earnings from operations in 1998. UI recorded all of the scheduled accelerated amortization for 1999 by amortizing regulatory income tax assets, totaling $12.1 million after-tax ($20 million pre-tax equivalent).

UI can also incur additional accelerated amortization expense as a result of the "sharing" mechanism in the Rate Plan, if UI achieves a return on utility common stock equity above 11.5%, which UI did achieve during the third quarter of 1999. One-time items recorded against the return on utility common stock equity, before UI achieves the 11.5%, are recorded with an appropriate "sharing" effect if UI projects, at that time, that there will be total "sharing" for the year adequate to cover the "sharing" for the one-time item. Such "sharing" amortization was recorded in the first quarter of 1999, in the amount of $1.0 million before-tax ($0.6 million after-tax), as a result of the one-time gain recorded in that quarter. "Sharing" amortization from operations of $10.0 million after-tax ($16.7 million before-tax) was recorded in 1999. "Sharing" amortizations recorded and imputed in the first nine months of 1998 were: $0.5 million before-tax ($0.3 million after-tax) as a result of a one-time item, and $2.1 million before-tax ($1.2 million after-tax) from operations. "Sharing" amortization recorded against earnings from operations in the fourth quarter of 1998 was imputed to be $0.6 million before-tax ($0.3 million after-tax). All of those 1998 "sharing" amortizations were reversed in the fourth quarter of 1998 as a result of the impact of a one-time charge recorded in that quarter.

Interest charges continued on a downward trend, decreasing by $12.8 million for the regulated business in 1999 compared to 1998, partly offset by an increase of $3.5 million in interest charges for non-regulated subsidiaries. Most of the reduction in utility interest charges occurred after the generation asset sale, which was completed on April 16, 1999. On that date, UI used proceeds received from the sale of plant to pay off $205 million of debt.


URI Results of Operations: 1999 vs. 1998
----------------------------------------

------------------------------------------------ --------------- ---------------- ---------------
                                                                                      1999
                                                                                   more (less)
                                                  Year Ended       Year Ended       than 1998
               ($000 except EPS)                 Dec. 31, 1999    Dec. 31, 1998      Amount
------------------------------------------------ --------------- ---------------- ---------------
Total Operating Revenue                              $71,105         $61,861           $9,244
TOTAL EARNINGS FOR COMMON STOCK                      $(2,256)        $(1,101)         $(1,155)
EPS FROM OPERATIONS (BASIC AND DILUTED)
   Operating Businesses
     American Payment Systems, Inc.                    $0.11           $0.07            $0.04
     Xcelecom, Inc.                                   $(0.21)         $(0.10)          $(0.11)
        SUBTOTAL                                      $(0.10)         $(0.03)          $(0.07)
   Passive Investments
     United Bridgeport Energy, Inc.                   $(0.01)            N/A           $(0.01)
     United Capital Investments, Inc.                 $(0.03)         $(0.05)           $0.02
         SUBTOTAL                                     $(0.04)         $(0.05)           $0.01
   URI Headquarters (Note A)                          $(0.02)            N/A           $(0.02)
        TOTAL NON-REGULATED EPS FROM OPERATIONS       $(0.16)         $(0.08)          $(0.08)
------------------------------------------------ --------------- ---------------- ---------------

Note (A): Includes financial leveraging, strategic and administrative costs for the holding company of the non-regulated business units.

Overall, non-regulated businesses, after parent-allocated interest but before income taxes, lost approximately $3.8 million in 1999 compared to losses of about $1.8 million in 1998. American Payment Systems, Inc. (APS) earned approximately $2.6 million (before-tax) in 1999, reflecting an increase of $1.0 million over 1998. Xcelecom, Inc.

lost approximately $5.1 million (before-tax) in 1999, compared to a loss of approximately $2.4 million in 1998, reflecting increased infrastructure costs and lower than anticipated contract margins.

On May 11, 1999, United Bridgeport Energy, Inc. (UBE), increased its 4% passive investment in Bridgeport Energy LLC (BE) to 33 1/3%. The second phase of BE's merchant wholesale electric generating project went into commercial operation in July 1999, adding 180 megawatts of generation capacity for a total of 520 megawatts. UBE lost approximately $0.1 million (before-tax) in 1999, as a result of the second quarter shutdown of the first phase generator to allow for construction of the second phase, and additional unscheduled outages and higher gas prices in the fourth quarter of 1999. Other non-regulated subsidiary operations lost approximately $1.2 million in 1999, compared to a similar loss in 1998.


------------------------------------------------------------------ ---------- -----------
                                                                    12 mos.
                                                                     ended      12 mos.
Summary of Non-regulated Business Unit Pre-tax Income:  $millions   Dec. 99    99 vs. 98
------------------------------------------------------------------ ---------- -----------
  American Payment Systems, Inc.                                       2.6        1.0
------------------------------------------------------------------ ---------- -----------
  Precision Power, Inc.                                               (5.1)      (2.7)
------------------------------------------------------------------ ---------- -----------
  United Bridgeport Energy, Inc.                                      (0.1)      (0.1)
------------------------------------------------------------------ ---------- -----------
  United Resources, Inc. Capital Projects                             (1.2)       -
------------------------------------------------------------------ ---------- -----------
      TOTAL NON-REGULATED BUSINESSES                                  (3.8)      (1.8)
------------------------------------------------------------------ ---------- -----------


                                 LOOKING FORWARD

CERTAIN STATEMENTS CONTAINED HEREIN, REGARDING MATTERS THAT ARE NOT HISTORICAL FACTS, ARE FORWARD-LOOKING STATEMENTS (AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995). SUCH FORWARD-LOOKING STATEMENTS INCLUDE RISKS AND UNCERTAINTIES; CONSEQUENTLY, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED THEREBY, DUE TO IMPORTANT FACTORS INCLUDING, BUT NOT LIMITED TO, GENERAL ECONOMIC CONDITIONS, LEGISLATIVE AND REGULATORY CHANGES, DEMAND FOR ELECTRICITY AND OTHER PRODUCTS AND SERVICES, CHANGES IN ACCOUNTING PRINCIPLES, POLICIES OR GUIDELINES, AND OTHER ECONOMIC, COMPETITIVE, GOVERNMENTAL, AND TECHNOLOGICAL FACTORS AFFECTING THE OPERATIONS, MARKETS, PRODUCTS, SERVICES AND PRICES OF THE SUBSIDIARIES. FORWARD-LOOKING STATEMENTS INCLUDED HEREIN SPEAK ONLY AS OF THE DATE HEREOF AND UIL HOLDINGS UNDERTAKES NO OBLIGATION TO REVISE OR UPDATE SUCH STATEMENTS TO REFLECT EVENTS OR
CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS OR CIRCUMSTANCES.

A LOOK AT 2001
--------------

UIL Holdings expects that its 2001 earnings will be $4.40-$4.50 per share. This range reflects compound annual growth of about 11% from earnings from operations of $2.93 per share in 1997. The primary reasons for the projected increase in the earnings are: management's commitment to reducing costs while sales increase at its regulated electric utility subsidiary, and its confidence in the ability of its non-regulated subsidiary businesses to execute the strategic growth plans of the various businesses. Further details are explained below.

The United Illuminating Company (UI)
-----------------------------------

     Five-year Rate Plan

On December 31, 1996,  the  Connecticut  Department  of Public  Utility  Control
(DPUC) issued an order (the Order) that implemented a five-year regulatory framework (Rate Plan) to reduce UI's regulated retail prices and accelerate the recovery of certain "regulatory assets," beginning with deferred conservation costs. UI has operated under the terms of this Order since January 1, 1997. The Order's schedule of price reductions and accelerated amortizations was based on a DPUC pro-forma financial analysis that anticipated UI would be able to implement such changes and earn an allowed annual return on common equity invested in regulated utility assets of 11.5% over the period 1997 through 2001. The Order established a set formula to share any regulated utility income that would produce a return above the 11.5% level: one-third to be applied to customer price reductions, one-third to be applied to additional amortization of regulatory assets, and one-third to be retained by shareowners (see "Sharing Implementation" below). Regulated utility income for this purpose is inclusive of earnings from operations and one-time items.

     Sharing Implementation

"Sharing" in 2001 will result only if UI's regulated operating Distribution Division exceeds its allowed return of 11.5% on its portion of regulated utility common equity. Earnings subject to sharing does not include the Competitive Transition Assessment (CTA) and other unbundled utility components. UI is allowed to earn an 11.5% return, no more and no less, on the equity portion of the CTA rate base that includes all stranded assets. The CTA return, therefore, is not subject to "sharing." Distribution Division earnings will not likely exceed the sharing level before the third quarter of 2001. Assuming the sharing level of earnings is exceeded in the third quarter of 2001, then earnings in the third quarter that exceed that level and all positive regulated Distribution Division earnings recorded in the fourth quarter of 2001 will be subject to "sharing."

The framework of the current Rate Plan, including the "sharing" mechanism, is expected to continue at least through 2001. Regulatory decisions during 1999 did not alter UI's allowed return of 11.5% on regulated utility equity, and did not impinge on UI's ability to achieve that return.

     UI EARNINGS ESTIMATES FOR 2001

If UI were to earn 11.5% on regulated utility equity, excluding the Nuclear Division, that level of earnings would generate $3.25-$3.35 per share for UIL Holdings.

UI is allowed to earn an 11.5% return on the equity portions of CTA and the SBC rate base (the latter is minimal), no more and no less. For the most part, the regulatory assets that are being recovered through the CTA are being amortized on a straight-line basis. If CTA revenues and expenses produce a return more or less than the allowed return, then deferred accounting or accelerated amortization is used to "true-up" to the allowed return. This true-up adjusts for sales volume fluctuations as well as pricing factors. A similar adjustment, on a much less significant scale, applies to the SBC component.

The generation service, conservation and renewables charges are pass-through charges, based on rates that were set for the standard offer period through 2003. In the case of generation service, UI has contracted with Enron Power Marketing, Inc., a subsidiary of Enron Corp., for all of UI's retail customer standard offer service requirements, through 2003, on a fixed-price basis. This agreement protects UIL Holdings' shareowners and UI's retail customers from the type of market and pricing volatility that is being experienced in California, regardless of demand and volume requirements. The only retail electricity sales volume fluctuations that impact UI's net income are those that apply to the operating Distribution Division component of rates. Thus, a 1% sales volume increase will produce additional sales margin of about $2.4 million in 2001. The Distribution Division was impacted negatively in 2000 by a 0.9% sales decrease, due to mild summer weather.

A mandated increase in Distribution Division accelerated amortization expense, the absence of a significant one-time gain that occurred in 2000, and other 2001 cost increases relative to 2000 would, absent management action, likely prevent Distribution Division earnings from exceeding the 11.5% allowed return level in 2001. However, UI has a major process reengineering effort underway, and expects that effort to produce enough savings in 2001 for it to retain as much as an additional $0.05 per share after sharing.

The Nuclear Division contributed $0.45 per share to UIL Holdings' results for 2000. The scheduled four-week refueling outage for the Seabrook nuclear generating unit that began on October 21, 2000 was extended, adding six weeks of unscheduled outage in 2000 and an additional four and one-half weeks in 2001. The total negative impact of the refueling outage and the six-week outage extension on the 2000 earnings contribution of the Nuclear Division to UIL Holdings was approximately $0.33 per share. The remaining four and one-half weeks of outage in 2001 should have an impact on 2001 earnings similar to the impact the regularly scheduled 2000 four-week outage had on 2000 earnings. Assuming Seabrook operates normally for the remainder of 2001, the contribution to earnings in

2001 of the Seabrook unit should be about the same as the 2000 earnings. It is possible for earnings to improve slightly from that level if the unit operates at near full capacity as it did in 2000 before the refueling outage began.

UIL Holdings currently expects to complete the sale of its Millstone Unit 3 nuclear generating unit entitlement on or about April 1, 2001. The impact of the sale and a refueling outage scheduled for the first quarter on the earnings of the Nuclear Division in the first quarter of 2001 is expected to be negligible. That unit's impact on 2000 earnings for the Nuclear Division was also immaterial. An estimated impact of the Millstone sale on the CTA is incorporated in UI's earnings projections for 2001.

Overall,  UI,  including  the  Nuclear  Division,   is  expected  to  contribute
$3.75-$3.85 to UIL Holdings' earnings per share in 2001.

     URI EARNINGS ESTIMATES

UIL Holdings' non-regulated businesses, under the parent URI, are expected to earn $0.60-$0.70 per share in 2001.

APS is expected to contribute only about $0.00-$0.05 per share to UIL Holdings in 2001, although its base business is expected to contribute about 15% more than the $0.15 per share earned in 2000. The expected reduction in earnings from the base business reflects anticipated strategic expenses designed to produce future earnings enhancements in the non-contracted payment segment of its business. Management's experience with Xcelecom indicates that incurring short-term strategic expenses to build an appropriate management team and processes that are necessary to grow through acquisitions and product and service enhancements will increase shareowner value in the longer term. Management believes that experience will be equally applicable to APS.

Earnings for Xcelecom increased from a loss of $0.21 per share in 1999 to positive earnings of $0.15 per share in 2000. The acquisitions completed in 2000 and continuing cost control measures are the reasons for the increase. This strategy is expected to produce further earnings increases in 2001, based on a full year's impact of the 2000 acquisitions, and earnings could further improve through additional acquisitions in 2001. Based on past performance and the assumed accomplishment of a portion of its 2001 acquisition plan, Xcelecom is expected to contribute $0.55-$0.60 per share in 2001.

Earnings from URI's passive investments offset by headquarters' costs are expected to contribute $0.00-$0.05 per share in 2001. These investments include United Bridgeport Energy, Inc. (UBE), which is expected to contribute about $0.20 per share in 2001. UBE's expected contribution assumes the favorable outcome of an important pending matter that management is confident will come about, although there can be no assurance that it will occur. The assumption is the anticipated recording of UBE's portion of ICAP revenues in 2001, producing about $0.25 per share for UBE. The Federal Energy Regulatory Commission (FERC), in a ruling in 2000, affirmed the value of the ICAP market in New England, thereby validating a pre-existing contract of Bridgeport Energy for ICAP revenues. However, the FERC ICAP order is the subject of appeal to the FERC by some other entities, and, as a result, the FERC has temporarily stayed its order pending a hearing. DETM may be able to book some ICAP revenues, in spite of the stay, if, as anticipated, the customer continues to pay for its contracted ICAP.

As stated previously, as a result of management's continued confidence in the potential of the non-regulated businesses, UIL Holdings is evaluating further investments in this area. Near-term losses could be incurred due to these new growth initiatives, if the potential for future earnings is deemed to warrant such losses.

Quarterly Earnings Pattern for 2001
-----------------------------------

The 2001 quarterly earnings pattern for UI is expected to be different than the 2000 pattern. Nuclear Division outages in the first quarter of 2001 will reduce earnings compared to the first quarter of 2000. Higher mandated amortization expense for the Distribution Division will be spread evenly throughout the year, which will further reduce earnings relative to 2000 in the first two quarters of 2001. Since UI is not projecting any significant "sharing" in 2001 at this time, the third and fourth quarters of 2001 should show an improvement compared to the corresponding quarters in 2000. UIL Holdings makes every effort to incorporate such impacts, including the sharing impact, in its earnings estimates as each quarter is reported.

Actual 2001 results may vary depending on changes due to weather, economic conditions, sales mix (the usage pattern of the Distribution Division's retail customers), the ability to control expenses, and other unanticipated events. These factors can change from quarter to quarter.

UIL Holdings' current overall estimate of earnings per share from operations for 2001 is $4.40-$4.50 and the estimates of quarterly results are as follows:

Earnings per share from operations:
                            Estimated               Actual
        Quarter            2001 Range*               2000
        -------            -----------               ----
           1               $0.65 - $0.70            $1.20
           2               $1.00 - $1.05             1.41
           3               $1.65 - $1.70             1.19
           4               $1.05 - $1.10             0.46
                                                    -----
                                                    $4.26

*Quarterly range estimates are not additive, that is, adding the low range numbers produces a result that is lower than UIL Holdings' low estimate for the year, and adding the high range numbers produces a result that is higher than UIL Holdings' high estimate for the year. The sums of the low and high range values should not be construed to represent any estimate other than UIL Holdings' annual estimate of $4.40-$4.50 per share. The quarterly range estimates do not add to the total UIL Holdings' range for the year because impacts in one quarter can affect the results of other quarters through the sharing mechanism and through timing of activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                           UIL HOLDINGS CORPORATION
                       CONSOLIDATED  STATEMENT OF INCOME
                FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                      (THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                 2000           1999            1998
                                                                 ----           ----            ----
OPERATING REVENUES (NOTE G)
  Utility                                                     $ 704,691      $ 679,975       $ 686,191
  Non-regulated businesses                                      176,164         70,755          61,900
                                                            ------------  -------------    ------------
  Total Operating Revenues                                      880,855        750,730         748,091
                                                            ------------  -------------    ------------
OPERATING EXPENSES
  Operation
     Fuel and energy                                            282,153        159,403         151,544
     Capacity purchased                                           4,682         33,873          34,515
     Other operation and maintenance                            305,316        241,236         237,235
     Non-regulated - selling, general and administrative         25,989         15,049          10,401
  Depreciation and Amortization (Note G)                         69,713         97,434         100,619
  Taxes - other than income taxes (Note G)                       43,056         47,140          64,674
                                                            ------------  -------------    ------------
       Total                                                    730,909        594,135         598,988
                                                            ------------  -------------    ------------
OPERATING INCOME                                                149,946        156,595         149,103
                                                            ------------  -------------    ------------

OTHER INCOME AND (DEDUCTIONS) (NOTE G)                            3,339          4,921           2,396
                                                            ------------  -------------    ------------

INCOME BEFORE INTEREST CHARGES AND INCOME TAXES                 153,285        161,516         151,499
                                                            ------------  -------------    ------------

INTEREST CHARGES
  Interest on long-term debt                                     38,199         42,104          50,129
  Interest on Seabrook obligation bonds owned by UI              (6,470)        (6,844)         (7,293)
  Dividend requirement of mandatorily redeemable securities       3,529          4,813           4,813
  Other interest (Note G)                                         5,253          4,927           6,496
                                                            ------------  -------------    ------------
                                                                 40,511         45,000          54,145
  Amortization of debt expense and redemption premiums            3,988          2,392           2,511
                                                            ------------  -------------    ------------
       Net Interest Charges                                      44,499         47,392          56,656
                                                            ------------  -------------    ------------

INCOME BEFORE INCOME TAXES                                      108,786        114,124          94,843
                                                            ------------  -------------    ------------

INCOME TAXES (NOTE F)                                            48,029         61,900          49,771
                                                            ------------  -------------    ------------

NET INCOME                                                       60,757         52,224          45,072
Premium (Discount) on preferred stock redemptions                     -             53             (21)
Dividends on preferred stock                                          -             66             201
                                                            ------------  -------------    ------------
INCOME APPLICABLE TO COMMON STOCK                               $60,757        $52,105         $44,892
                                                            ============  =============    ============

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC              14,073         14,052          14,018
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED            14,098         14,055          14,023

EARNINGS PER SHARE OF COMMON STOCK - BASIC                        $4.32          $3.71           $3.20
EARNINGS PER SHARE OF COMMON STOCK - DILUTED                      $4.31          $3.71           $3.20

CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                 $2.88          $2.88           $2.88


           The accompanying Notes to Consolidated Financial
      Statements are an integral part of the financial statements.

                            UIL HOLDINGS CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (THOUSANDS OF DOLLARS)

                                                                 2000            1999          1998
                                                                 ----            ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                   $60,757         $52,224        $45,072
                                                            -----------    ------------    -----------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                              66,068          83,374         88,099
     Deferred income taxes                                      10,435          17,451          3,074
     Deferred income taxes-generation asset sale                     -         (70,222)             -
     Deferred investment tax credits - net                        (735)           (467)          (762)
     Amortization of nuclear fuel                                6,521           8,425          6,892
     Allowance for funds used during construction               (2,609)         (2,235)          (468)
     CTA and SBC expense deferral                              (23,098)              -              -
     Amortization of deferred return                                 -          12,586         12,586
     Changes in:
             Accounts receivable - net                         (49,693)          8,749        (14,889)
             Fuel, materials and supplies                         (457)         (1,202)       (14,466)
             Prepayments                                           181           4,368         (4,027)
             Accounts payable                                   34,143           2,025         (9,782)
             Interest accrued                                       95          (1,770)           (63)
             Taxes accrued                                       1,275          (6,446)         4,849
             Other assets and liabilities                       (1,565)         (8,387)        (4,062)
                                                            -----------    ------------    -----------
     Total Adjustments                                          40,561          46,249         66,981
                                                            -----------    ------------    -----------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                   101,318          98,473        112,053
                                                            -----------    ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuances of:
      Common stock                                                 517           1,157          4,923
      Long-term debt                                                 -          25,000        199,636
   Notes payable                                                93,568         (69,761)        49,141
   Securities redeemed and retired:
     Preferred stock                                                 -          (4,299)           (52)
     Company-obligated mandatorily redeemable securities of
     subsidiary holding solely parent debentures               (50,000)              -              -
     Long-term debt                                            (26,609)       (218,008)      (222,348)
   (Premium) discount on preferred stock redemptions                 -             (53)            21
   Expenses of issuances                                             -            (550)        (1,600)
   Lease obligations                                              (376)           (348)          (339)
   Dividends
     Preferred stock                                                 -            (116)          (202)
     Common stock                                              (40,517)        (40,450)       (40,285)
                                                            -----------    ------------    -----------
NET CASH USED IN FINANCING ACTIVITIES                          (23,417)       (307,428)       (11,105)
                                                            -----------    ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of business, net of cash acquired              (49,371)              -              -
    Investment in non-regulated businesses                           -         (88,489)             -
    Net cash received from sale of generation assets                 -         270,590              -
    Plant expenditures, including nuclear fuel                 (54,191)        (34,772)       (38,040)
    Investment in debt securities                                4,778           5,447          8,528
                                                            -----------    ------------    -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            (98,784)        152,776        (29,512)
                                                            -----------    ------------    -----------

CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD                                      (20,883)        (56,179)        71,436
BALANCE AT BEGINNING OF PERIOD                                  68,322         124,501         53,065
                                                            -----------    ------------    -----------
BALANCE AT END OF PERIOD                                        47,439          68,322        124,501
LESS: RESTRICTED CASH                                           33,202          29,223         26,812
                                                            -----------    ------------    -----------
BALANCE: UNRESTRICTED CASH AND TEMPORARY
    CASH INVESTMENTS                                           $14,237         $39,099        $97,689
                                                            ===========    ============    ===========

CASH PAID DURING THE PERIOD FOR:
   Interest (net of amount capitalized)                        $35,252         $40,020        $51,481
                                                            ===========    ============    ===========
   Income taxes                                                $36,900        $121,450        $42,450
                                                            ===========    ============    ===========

          The accompanying Notes to Consolidated Financial
      Statements are an integral part of the financial statements.

                               UIL HOLDINGS CORPORATION
                             CONSOLIDATED BALANCE SHEET
                             December 31, 2000 and 1999

                                     ASSETS
                              (Thousands of Dollars)

                                                              2000               1999
                                                              ----               ----
Current Assets
  Unrestricted cash and temporary cash investments          $ 14,237           $ 39,099
   Restricted cash                                            33,202             29,223
   Accounts receivable, less allowance for doubtful
     accounts of $2,569 and $2,308                           190,159            109,669
  Unbilled revenues                                           36,694             29,787
  Materials and supplies, at average cost                     10,938              9,259
  Prepayments                                                  2,875              3,056
  Other                                                          201                 33
                                                       --------------     --------------
     Total                                                   288,306            220,126
                                                       --------------     --------------

Other Property and Investments
   Investment in United Bridgeport Energy facility            90,284             83,494
   Nuclear decommissioning trust fund assets                  32,844             28,255
   Other                                                       7,862             11,918
                                                       --------------     --------------
                                                             130,990            123,667
                                                       --------------     --------------
Property, Plant and Equipment at original cost
  In service                                                 962,485          1,031,601
  Less, accumulated provision for depreciation               466,635            548,765
                                                       --------------     --------------
                                                             495,850            482,836

Construction work in progress                                 30,267             25,708
Nuclear fuel                                                  24,536             21,101
                                                       --------------     --------------
     Net Property, Plant and Equipment                       550,653            529,645
                                                       --------------     --------------

Regulatory Assets (FUTURE AMOUNTS DUE FROM CUSTOMERS
                   THROUGH THE RATEMAKING PROCESS)
  Nuclear plant investments-above market                     497,829            518,268
  Income taxes due principally to book-tax differences       123,043            166,965
  Long-term purchase power contracts-above market            128,328            144,406
  Connecticut Yankee                                          24,272             37,013
  Unamortized redemption costs                                22,293             22,314
  Other                                                       44,628             21,019
                                                       --------------     --------------
     Total                                                   840,393            909,985
                                                       --------------     --------------

Deferred Charges
  Goodwill                                                    51,508              4,827
  Unamortized debt issuance expenses                           5,477              8,688
  Other                                                        1,227              1,272
                                                       --------------     --------------
     Total                                                    58,212             14,787
                                                       --------------     --------------

     Total Assets                                         $1,868,554         $1,798,210
                                                       ==============     ==============

        The accompanying Notes to Consolidated Financial
    Statements are an integral part of the financial statements.

                        UIL HOLDINGS CORPORATION
                       CONSOLIDATED BALANCE SHEET
                       DECEMBER 31, 2000 AND 1999

                     LIABILITIES AND CAPITALIZATION
                          (Thousands of Dollars)

                                                                 2000                 1999
                                                                 ----                 ----
Current Liabilities
  Notes payable                                                 $ 110,699              $ 17,131
  Current portion of long-term debt                                     -                25,000
  Accounts payable                                                149,146               105,289
  Dividends payable                                                10,135                10,125
  Taxes accrued                                                     3,845                 2,570
  Interest accrued                                                  8,528                 8,433
  Obligations under capital leases                                    405                   375
  Other accrued liabilities                                        73,762                39,421
                                                               -----------          ------------
          Total                                                   356,520               208,344
                                                               -----------          ------------

Noncurrent Liabilities
  Purchase power contract obligation                              128,328               144,406
  Nuclear decommissioning obligation                               32,844                28,255
  Connecticut Yankee contract obligation                           17,157                27,056
  Pensions accrued                                                  1,705                19,026
  Obligations under capital leases                                 15,725                16,131
  Other                                                            12,727                12,261
                                                               -----------          ------------
          Total                                                   208,486               247,135
                                                               -----------          ------------

Deferred Income Taxes (FUTURE TAX LIABILITIES OWED
                       TO TAXING AUTHORITIES)                     252,809               264,223

Regulatory Liabilities (FUTURE AMOUNTS OWED TO CUSTOMERS
                        THROUGH THE RATEMAKING PROCESS)
  Accumulated deferred investment tax credits                      14,422                15,157
  Deferred gains on sale of property                               15,978                15,901
  Customer refund                                                  17,976                18,381
  Other                                                             1,097                 2,543
                                                               -----------          ------------
          Total Liabilities                                        49,473                51,982
                                                               -----------          ------------


Capitalization (Note B)
  Long-term debt
    Long-term debt                                                604,856               605,641
    Investment in Seabrook obligation bonds                       (82,635)              (87,413)
                                                               -----------          ------------
      Net long-term debt                                          522,221               518,228
                                                               -----------          ------------
  Company-obligated mandatorily redeemable securities of
   subsidiary holding solely parent company debentures                  -                50,000
                                                               -----------          ------------

  Common stock equity
    Common stock (no par value, 14,076,697 and 14,062,502         291,342               292,006
      shares outstanding in 2000 and 1999)
    Paid-in capital                                                 2,483                 2,253
    Capital stock expense                                          (2,170)               (2,170)
    Unearned employee stock ownership plan equity                  (8,310)               (9,261)
    Retained earnings                                             195,700               175,470
                                                               -----------          ------------
                                                                  479,045               458,298

          Total Capitalization                                  1,001,266             1,026,526
                                                               -----------          ------------

Commitments and Contingencies (Note L)                                  -                     -
                                                               -----------          ------------
          Total Liabilities and Capitalization                 $1,868,554            $1,798,210
                                                               ===========          ============


           The accompanying Notes to Consolidated Financial
     Statements are an integral part of the financial statements.

                                                          UIL HOLDINGS CORPORATION
                                        CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                        DECEMBER 31, 2000, 1999 AND 1998
                                                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                             CAPITAL   UNEARNED
                                                COMMON STOCK     PREFERRED STOCK    PAID-IN  STOCK     ESOP      RETAINED
                                              SHARES(A) AMOUNT   SHARES(B) AMOUNT   CAPITAL  EXPENSE   EQUITY    EARNINGS   TOTAL

------------------------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 1997            13,907,824  $288,730  43,509    $4,351   $1,349   ($2,182) ($11,160)  $159,344  $440,432
------------------------------------------------------------------------------------------------------------------------------------

 Net income for 1998                                                                                               45,072    45,072
 Cash dividends on common stock
    - $2.88 per share                                                                                             (40,389)  (40,389)
 Cash dividends on preferred stock                                                                                   (201)     (201)
 Issuance of 98,798 shares common stock
    - no par value                             98,798     3,276                        459                                    3,735
 Allocation of benefits - ESOP                 27,940                                  238                 950                1,188
 Repurchase and cancellation of
    preferred stock                                                (524)      (52)                                              (52)
 Discount on preferred stock repurchase                                                                                21        21
------------------------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 1998            14,034,562   292,006  42,985     4,299    2,046    (2,182)  (10,210)   163,847   449,806
------------------------------------------------------------------------------------------------------------------------------------

 Net income for 1999                                                                                               52,224    52,224
 Cash dividends on common stock
    - $2.88 per share                                                                                             (40,470)  (40,470)
 Cash dividends on preferred stock                                                                                    (66)      (66)
 Allocation of benefits - ESOP                 27,940                                  207                 949                1,156
 Repurchase and cancellation of
    preferred stock                                             (42,985)   (4,299)                12                  (12)   (4,299)
 Premium on preferred stock repurchase                                                                                (53)      (53)
------------------------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 1999            14,062,502   292,006       0         0    2,253    (2,170)   (9,261)   175,470   458,298
------------------------------------------------------------------------------------------------------------------------------------

 Net income for 2000                                                                                               60,757    60,757
 Cash dividends on common stock
    - $2.88 per share                                                                                             (40,527)  (40,527)
 Issuance of 4,670 shares common stock
    - no par value                              4,616       163                         32                                      195
 Retirement of 18,361 shares common stock
    - no par value                            (18,361)     (827)                                                               (827)
 Allocation of benefits - ESOP                 27,940                                  198                 951        -       1,149
------------------------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 2000            14,076,697  $291,342       0        $0   $2,483   ($2,170)  ($8,310)  $195,700  $479,045
------------------------------------------------------------------------------------------------------------------------------------

(a)  There were 30,000,000 shares authorized in 2000, 1999 and 1998

(b) There were 5,000,000 shares authorized in 2000 and 1,119,612 shares authorized in 1999 and 1998


               The accompanying Notes to Consolidated Financial
        Statements are an integral part of the financial statements.

                            UIL HOLDINGS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UIL Holdings Corporation (UIL Holdings) is the parent holding company for The United Illuminating Company (UI) and United Resources, Inc (URI) and is not itself an operating company. This holding company structure became effective on July 20, 2000 as a result of the corporate restructuring of UI and its direct and indirect non-regulated subsidiaries. All of UI's interests in all of its direct and indirect non-regulated subsidiaries have been transferred to UIL Holdings and, to the extent new businesses are subsequently acquired or commenced, UIL Holdings expects they will be financed and owned by UIL Holdings. UIL Holdings is an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935.

UI is a regulated operating electric public utility established in 1899. It is engaged principally in the purchase, transmission, distribution and sale of electricity for residential, commercial and industrial purposes in a service area of about 335 square miles in the southwestern part of the State of Connecticut. The population of this area is approximately 704,000, which represents approximately 21% of the population of the State. The service area, largely urban and suburban in character, includes the principal cities of Bridgeport (population approximately 137,000) and New Haven (population approximately 124,000) and their surrounding areas. Situated in the service area are retail trade and service centers, as well as large and small industries producing a wide variety of products, including helicopters and other transportation equipment, electrical equipment, chemicals and pharmaceuticals. Of UI's 2000 retail electric revenues, approximately 42% were derived from residential sales, 40% from commercial sales, 16% from industrial sales and 2% from other sales.

URI serves as the parent company for UIL Holdings' four non-regulated businesses, each of which is wholly owned. American Payment Systems, Inc. (APS) manages a national network of agents for the processing of bill payments made by customers of UI and other companies. APS is one of the largest vendors in the nation for walk-in payment of utility bills and already services approximately 25% of the market. Xcelecom, Inc. (formerly known as Precision Power, Inc.) and its subsidiaries provide specialty electrical and voice-data-video integrated solutions in regional markets of the Northeastern United States. A third subsidiary, United Capital Investments, Inc., and its subsidiaries invest in business ventures that are expected to earn above-average returns. URI's fourth subsidiary, United Bridgeport Energy, Inc., owns, as a passive investor, 331/3 % of a merchant wholesale electric generating facility that is co-owned and operated by a unit of Duke Energy and is located in Bridgeport, Connecticut.

The consolidated financial statements of UIL Holdings and its wholly-owned direct subsidiaries, UI and URI, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). UIL Holdings' Consolidated Financial Statements include the accounts of UIL Holdings and its wholly-owned subsidiaries, UI and URI. UIL Holdings' prior period consolidated financial statements have been prepared from UI's prior period consolidated financial statements, except that amounts have been reclassified to reflect UIL Holdings' structure.

(A)  STATEMENT OF ACCOUNTING POLICIES

ACCOUNTING RECORDS

The accounting records for UI are maintained in accordance with the uniform systems of accounts prescribed by the Federal Energy Regulatory Commission
(FERC) and the Connecticut Department of Public Utility Control (DPUC).

The  accounting  records  of  UIL  Holdings'   non-regulated   subsidiaries  are
maintained in conformity with generally accepted accounting principles.

                      UIL HOLDINGS CORPORATION

PRESENTATION

The consolidated  financial  statements include the accounts of UIL Holdings and
its  wholly-owned   subsidiaries,   UI  and  URI.   Intercompany   accounts  and
transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to use estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain amounts previously reported have been reclassified to conform with current year presentation.

REGULATORY ACCOUNTING

Generally accepted accounting principles for regulated entities in the United States of America allow UI to give accounting recognition to the actions of regulatory authorities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." In accordance with SFAS No. 71, UI has deferred recognition of costs (a regulatory asset) or has recognized obligations (a regulatory liability) if it is probable that such costs will be recovered or obligations relieved in the future through the ratemaking process. In addition to the Regulatory Assets and Liabilities separately identified on the Consolidated Balance Sheet, there are other regulatory assets and liabilities such as conservation and load management costs and certain deferred tax liabilities. UI also has obligations under long-term power contracts, the recovery of which is subject to regulation. If UI, or a portion of its assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met, if such deferred costs are not recoverable in the portion of the business that continues to meet the criteria for application of SFAS No. 71.

The Restructuring Act enacted in Connecticut in 1998 provides for UI to recover previously deferred costs through ongoing assessments to be included in future regulated service rates. See Note (C), "Rate-Related Regulatory Proceedings" for a discussion of the nature, amount and timing of recovery of UI's stranded costs associated with the generation portion of its assets and operations, as well as a discussion of the regulatory decisions that provide for such recovery. Based on these regulatory decisions, the sale of UI's fossil-generation assets and the planned divestiture of its nuclear generation ownership interests by the end of 2003, on December 31, 1999 UI discontinued applying SFAS No. 71 to the generation portion of its assets and operations. However, based on the recovery mechanism that allows recovery of all of its stranded costs through its standard offer rates, UI was not required to take any write-offs in connection with this event. UI expects to continue to meet the criteria for application of SFAS No. 71 for the remaining portion of its assets and operations for the foreseeable future. If a change in accounting were to occur to the non-generation portion of UI's operations, it could have a material adverse effect on UI's earnings and retained earnings in that year and could have a material adverse effect on UI's ongoing financial condition as well.

PROPERTY, PLANT AND EQUIPMENT

The cost of additions to property, plant and equipment and the cost of renewals and betterments are capitalized. Cost consists of labor, materials, services and certain indirect construction costs, including an allowance for funds used during construction (AFUDC) in the case of utility plant. The cost of current repairs and minor replacements is charged to appropriate operating expense accounts. The original cost of property, plant and equipment retired or otherwise disposed of and the cost of removal, less salvage, are charged to the accumulated provision for depreciation.

                      UIL HOLDINGS CORPORATION

UIL Holdings' property, plant and equipment as of December 31, 2000 and 1999 was comprised as follows:

                                                      2000            1999
                                                      ----            ----
                                                            (000's)
Utility:
      Nuclear production                            $269,750        $271,012
      Transmission                                   152,218         148,419
      Distribution                                   430,620         415,892
      General                                         44,246          46,578
      Future use plant                                   642          30,167
      Other                                           28,499          94,997
                                               -------------- ---------------
         Subtotal                                    925,975       1,007,065
Non-regulated business units                          36,510          24,536
                                               -------------- ---------------
                                                    $962,485      $1,031,601
                                               ============== ===============

See Note (C), "Rate-related Regulatory Proceedings" for a discussion of the sale by UI of its two operating fossil-fueled generating stations and the regulatory decisions allowing for recovery of stranded costs, including the above-market investment in nuclear generating units.

DEPRECIATION

Provisions for depreciation on utility plant for book purposes are computed on a straight-line basis, using estimated service lives determined by independent engineers. One-half year's depreciation is taken in the year of addition and disposition of utility plant, except in the case of major operating units on which depreciation commences in the month they are placed in service and ceases in the month they are removed from service. The aggregate annual provisions for depreciation for the years 2000, 1999 and 1998 were approximately 3.05%, 3.29% and 3.45%, respectively, of the original cost of depreciable property.

INCOME TAXES

In accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," UIL Holdings has provided deferred taxes for all temporary book-tax differences using the liability method. The liability method requires that deferred tax balances be adjusted to reflect enacted future tax rates that are anticipated to be in effect when the temporary differences reverse. In accordance with generally accepted accounting principles for regulated industries, UI has established a regulatory asset for the net revenue requirements to be recovered from customers for the related future tax expense associated with certain of these temporary differences.

For ratemaking purposes, UI normalizes all investment tax credits (ITC) related to recoverable plant investments except for the ITC related to Seabrook Unit 1, which was taken into income in accordance with provisions of a 1990 DPUC retail rate decision.

REVENUES

Regulated utility revenues for UI are based on authorized rates applied to each customer's use of electricity. These rates are approved by the DPUC and can be changed only through formal proceedings. At the end of each accounting period, the estimated amount of revenues (less related expenses and applicable taxes) for services rendered but not billed is accrued.

                      UIL HOLDINGS CORPORATION

Revenues  from  construction  contracts  entered  into  by  Xcelecom,   Inc.,  a
wholly-owned subsidiary of URI, are recognized on a percentage-of-completion method. Under this method, revenue is recognized based on the percentage of costs incurred and accrued to date to the estimated total cost to complete these contracts.

CASH AND TEMPORARY CASH INVESTMENTS

For  cash  flow  purposes,   UIL  Holdings  considers  all  highly  liquid  debt
instruments with a maturity of three months or less at the date of purchase to be cash and temporary cash investments.

UI is required to maintain an operating deposit with the project disbursing agent related to its 17.5% ownership interest in Seabrook Unit 1. This operating deposit, which is the equivalent to one and one half months of the funding requirement for operating expenses, is restricted for use and amounted to $3.3 million and $2.3 million at December 31, 2000 and 1999, respectively.

URI's wholly-owned subsidiary, American Payment Systems, Inc., maintains separate bank accounts for holding cash received from clients' customers before the amounts are transferred to clients. The amount of this restricted cash at December 31, 2000 and 1999 was $29.9 million and $26.9 million, respectively.

INVESTMENTS

UI's investment in the Connecticut Yankee Atomic Power Company, a nuclear generating company in which UI has a 9.50% stock interest, is accounted for on an equity basis. This investment amounted to $7.1 million and $10.0 million at December 31, 2000 and 1999, respectively, and is included on the Consolidated Balance Sheet as a regulatory asset. See Note (L), "Commitments and Contingencies - Other Commitments and Contingencies - Connecticut Yankee."

GOODWILL

Goodwill represents the excess of the aggregate of purchase price paid in the acquisition of businesses accounted for as purchases over the estimated fair market value of the net assets acquired. Goodwill is amortized on a straight-line basis over 15 or 20 years.

UIL Holdings periodically evaluates the recoverability of intangibles resulting from business acquisitions and measures the amount of impairment, if any, by assessing current and future levels of income and cash flows as well as other factors, such as business trends and prospects and market and economic conditions. If an impairment evaluation is required, the estimated future undiscounted cash flows associated with the asset will be compared to the asset's carrying amount to determine if such an impairment exists.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs, including environmental studies, are charged to expense as incurred.

PENSION AND OTHER POSTEMPLOYMENT BENEFITS

UIL Holdings accounts for normal pension plan costs in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 87, "Employers' Accounting for Pensions."

UIL Holdings accounts for other postemployment benefits, consisting principally of health and life insurance, under the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires, among other things, that the liability for such benefits be accrued over the employment period that

                      UIL HOLDINGS CORPORATION
encompasses eligibility to receive such benefits. The annual incremental cost of this accrual has been allowed in retail rates in accordance with a 1992 rate decision of the DPUC.

URANIUM ENRICHMENT OBLIGATION

Under the Energy Policy Act of 1992 (Energy Act), UI will be assessed for its proportionate share of the costs of the decontamination and decommissioning of uranium enrichment facilities operated by the Department of Energy. The Energy Act imposes an overall cap of $2.25 billion on the obligation assessed to the nuclear utility industry and limits the annual assessment to $150 million each year over a 15-year period. UI has recovered these assessments in rates as a component of fuel expense. Accordingly, UIL Holdings has recognized the unrecovered costs as a regulatory asset on its Consolidated Balance Sheet. At December 31, 2000, UI's remaining share of the obligation, based on its ownership and leasehold interests in Seabrook Unit 1 and Millstone Unit 3, was approximately $1.0 million.

NUCLEAR DECOMMISSIONING TRUSTS

External trust funds are maintained to fund the estimated future decommissioning costs of the nuclear generating units in which UI has an ownership interest. These costs are accrued as a charge to depreciation expense over the estimated service lives of the units and are recovered in rates on a current basis. UI paid $4.0 million, $4.0 million and $2.6 million during 2000, 1999 and 1998 into the decommissioning trust funds for Seabrook Unit 1 and Millstone Unit 3. At December 31, 2000, UI's shares of the trust fund balances, which included accumulated earnings on the funds, were $24.2 million and $8.6 million for Seabrook Unit 1 and Millstone Unit 3, respectively. These fund balances are included in "Other Property and Investments" and the accrued decommissioning obligation is included in "Noncurrent Liabilities" on the Consolidated Balance Sheet.

IMPAIRMENT OF LONG-LIVED ASSETS

Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" requires the recognition of impairment losses on long-lived assets when the book value of an asset exceeds the sum of the expected future undiscounted cash flows that result from the use of the asset and its eventual disposition. This standard also requires that rate-regulated companies recognize an impairment loss when a regulator excludes all or part of a cost from rates, even if the regulator allows the company to earn a return on the remaining allowable costs. Under this standard, the probability of recovery and the recognition of regulatory assets under the criteria of SFAS No. 71 must be assessed on an ongoing basis. At December 31, 2000 and 1999, UI did not have any assets that are impaired under this standard.

                      UIL HOLDINGS CORPORATION

EARNINGS PER SHARE

The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the years 2000, 1999 and 1998:

                                               INCOME APPLICABLE TO   AVERAGE NUMBER OF
                                                  COMMON STOCK        SHARES OUTSTANDING      EARNINGS
                                                   (NUMERATOR)           (DENOMINATOR)       PER SHARE
                                                   -----------           -------------       ---------
                                                            (000's, except per share amounts)
2000
     Basic earnings per share                         $60,757               14,073             $4.32
       Effect of dilutive stock options                     -                   25              (.01)
                                            -------------------------------------------------------------
     Diluted earnings per share                       $60,757               14,098             $4.31
                                            =============================================================

1999
     Basic earnings per share                         $52,105               14,052             $3.71
       Effect of dilutive stock options                     -                    3              (.00)
                                            -------------------------------------------------------------
     Diluted earnings per share                       $52,105               14,055             $3.71
                                            =============================================================

1998
     Basic earnings per share                         $44,892               14,018             $3.20
       Effect of dilutive stock options                     -                    5              (.00)
                                            -------------------------------------------------------------
     Diluted earnings per share                       $44,892               14,023             $3.20
                                            =============================================================


STOCK-BASED COMPENSATION

UIL Holdings accounts for employee stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." This statement establishes financial accounting and reporting standards for stock-based employee compensation plans, such as stock purchase plans, stock options, restricted stock, and stock appreciation rights. The statement defines the methods of determining the fair value of stock-based compensation and requires the recognition of compensation expense for book purposes. However, the statement allows entities to continue to measure compensation expense in accordance with the prior authoritative literature, APB No. 25, "Accounting for Stock Issued to Employees," but requires that pro forma net income and earnings per share be disclosed for each year for which an income statement is presented as if SFAS No. 123 had been applied. The accounting requirements of this statement are effective for transactions entered into after 1995. However, pro forma disclosures must include the effects of all awards granted after January 1, 1995.

COMPREHENSIVE INCOME

Comprehensive income for the years ended December 31, 2000, 1999 and 1998 was equal to net income as reported.

NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which will become effective for UIL Holdings in the first quarter of 2001, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those

                      UIL HOLDINGS CORPORATION
instruments at fair value. The accounting for the changes in the fair value of a derivative (gains and losses) would depend on the intended use and designation of the derivative. UI has a contract with a power marketer that includes a financially settled contract for differences related to certain call rights of the power marketer and put rights of UI with respect to UI's entitlements in Seabrook Unit 1 and Millstone Unit 3. This contract will terminate at the earlier of December 31, 2003 or the date that UI sells its interest in these units. Application of the new accounting standard will require the recognition of UI's future obligation for financial settlements under this contract. As of December 31, 2000, UI's estimated future obligation for financial settlements under this contract is approximately $18 million. This future obligation has been estimated using assumptions regarding the future market price for power, the operations of the units, and the projected future sale dates for UI's interest in these units. If actual market prices, the operations of the units, and the actual dates of sale differ significantly from these assumptions, the actual amount paid for financial settlement of this contract will vary significantly from this estimate. However, since the costs of this contract are considered in the annual reconciliation of the Competitive Transition Assessment, there is currently no income statement effect. The adoption of this accounting statement will not have any impact on UIL Holdings' results of operations and is not expected to have a material impact on UIL Holdings' financial condition.

(B)  CAPITALIZATION

COMMON STOCK

UIL Holdings had 14,321,177 shares of its common stock, no par value, outstanding at December 31, 2000 and 14,334,922 shares of its common stock, no par value, outstanding at December 31, 1999, of which 244,480 shares and 272,420 shares were unallocated shares held by UI's 401(k)/Employee Stock Ownership Plan
(KSOP) and not recognized as outstanding for accounting purposes as of December 31, 2000 and 1999, respectively.

UI has entered into an arrangement under which it loaned $11.5 million to the KSOP. The trustee for the KSOP used the funds to purchase shares of UI common stock in open market transactions. On July 20, 2000, effective with the formation of the holding company structure, unallocated shares held by the KSOP were converted into shares of UIL Holdings' common stock. The shares will be allocated to employees' KSOP accounts, as the loan is repaid, to cover a portion of the required KSOP contributions. The loan will be repaid by the KSOP over a twelve-year period, using employer contributions and UIL Holdings' dividends paid on the unallocated shares of the stock held by the KSOP. As of December 31, 2000, 244,480 shares, with a fair market value of $12.2 million, had been purchased by the KSOP and had not been committed to be released or allocated to KSOP participants.

In 1990, UI's Board of Directors and the shareowners approved a stock option plan for officers and key employees of UI. Effective with the formation of the holding company structure on July 20, 2000, all outstanding options were converted into options to purchase an equivalent number of shares of UIL Holdings' common stock. Options to purchase 3,500 shares of stock at an exercise price of $30 per share, 7,800 shares of stock at an exercise price of $39.5625 per share, and 5,000 shares of stock at an exercise price of $42.375 per share have been granted and remained outstanding at December 31, 2000. None of these options were exercised during 2000.

On March 22, 1999, UI's Board of Directors approved a stock option plan for directors, officers and key employees of UI. The plan provides for the awarding of options to purchase up to 650,000 shares of UI's common stock over periods of from one to ten years following the dates when the options are granted. The exercise price of each option cannot be less than the market value of the stock on the date of the grant. On June 28, 1999, UI's shareowners approved the plan. Effective with the formation of the holding company structure on July 20, 2000, all outstanding options were converted into options to purchase an equivalent number of shares of UIL Holdings' common stock. Options to purchase 6,300 shares of stock at an exercise price of $43.50 per share, 121,925 shares of stock at an exercise price of $43.21875 per share, 183,800 shares of stock at an exercise price of $39.40625 per share, 2,170 shares of stock at an exercise price of $53.1250, 382 shares of stock at an exercise price of $52.6875, 1,000 shares of stock at an

                      UIL HOLDINGS CORPORATION
exercise price of $50.3125, 407 shares of stock at an exercise price of $53.0625 and 446 shares at an exercise price of $48.40625 have been granted and remained outstanding at December 31, 2000. Options to purchase 9,075 shares of stock at an exercise price of $43.21875 were exercised during the twelve months ended December 31, 2000.

Stock option transactions for 2000, 1999 and 1998 are as follows:

                                              2000                   1999                    1998
                                    ----------------------  ----------------------   ---------------------
                                                 WEIGHTED                 WEIGHTED                WEIGHTED
                                                 AVERAGE                  AVERAGE                 AVERAGE
                                                 EXERCISE                 EXERCISE                EXERCISE
                                       SHARES     PRICE         SHARES     PRICE        SHARES     PRICE
                                       ------     -----         ------     -----        ------     -----
Balance - Beginning of Year            16,300     $38.37        16,300     $38.37       115,098    $33.90
Granted                               334,605     $41.15             -         -              -        -
Forfeited                              (9,100)    $40.59             -         -              -        -
Exercised                              (9,075)    $43.22             -         -        (98,798)   $33.16
                                    ------------             ------------            -------------
Balance - End of Year                 332,730     $41.00        16,300     $38.37        16,300    $38.37
                                    ============             ============            =============

Exercisable at End of Year             58,730     $41.58        16,300     $38.37        16,300    $38.37
                                    ============             ============            =============

If compensation expense had been recorded for the stock option plan based on the fair value method as opposed to the intrinsic value method applied by UIL Holdings, net income and earnings per share for 2000 would have been as follows:

                                                  2000
                                                  ----
           Net income
              As reported                       $60,757
              Pro forma                         $60,490

           Earnings per share-Basic
              As reported                         $4.32
              Pro forma                           $4.30

           Earnings per share-Diluted
              As reported                         $4.31
              Pro forma                           $4.29

The fair value of stock options granted has been estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

                                                   2000
                                                   ----
            Risk-free interest rate                5.08%
            Expected volatility                   16.51%
            Expected lives                         9.09 years
            Expected dividend yield                6.13%

The weighted average fair value of options granted during 2000 was $3.16. As of December 31, 2000, the weighted average remaining contractual life for those options outstanding is 8.4 years.

                      UIL HOLDINGS CORPORATION

On February 23, 1998, UI's Board of Directors granted 80,000 "phantom" stock options to Nathaniel D. Woodson upon his appointment as President of UI. Effective with the formation of the holding company structure on July 20, 2000, all outstanding phantom stock options were converted to UIL Holdings' phantom stock options. On each of the first five anniversaries of the grant date, 16,000 phantom stock options become exercisable and can be exercised at any time within Mr. Woodson's period of employment with UI by means of UI paying him the difference between the prevailing market price for each share of UIL Holdings' common stock and the phantom stock option price of $45.16 per share. At ten years after the grant date any unexercised phantom stock options will expire. At December 31, 2000, 32,000 phantom stock options were exercisable. During 2000, $282,000 was recognized as expense with regard to these phantom stock options.

RETAINED EARNINGS RESTRICTION

The indenture under which UI has issued $200 million principal amount of Notes places limitations on UI relative to the payment of cash dividends on its common stock, which is wholly-owned by UIL Holdings, and the purchase or redemption of said common stock. Retained earnings in the amount of $117.9 million were free from such limitations at December 31, 2000.

COMPANY-OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY HOLDING SOLELY PARENT DEBENTURES

On September 25, 2000, UI redeemed $50 million of 9 5/8% Preferred Capital Securities, Series A, due 2025, at $25.00 per share, plus accrued dividends to the redemption date of $0.160417 per share. These securities were issued in April 1995 by United Capital Funding Partnership L. P., a Delaware limited partnership (United Capital).

United Capital was a special purpose limited partnership in which UI owned all of the general partner interests. Its only asset was $50 million of 9 5/8% Junior Subordinated Deferrable Interest Debentures, Series A, due April 30, 2025, issued by UI in 1995, which were repaid by UI in conjunction with United Capital's redemption of its 9 5/8% Preferred Capital Securities, Series A, due 2025. United Capital was dissolved following its redemption of these securities.

                      UIL HOLDINGS CORPORATION

LONG-TERM DEBT
                                                              DECEMBER 31,
                                                          2000           1999
                                                          ----           ----
                                                                 (000's)
Other Long-Term Debt
   Pollution Control Revenue Bonds:
     4.35%, 1996 Series, due June 26, 2026  (1)       $   7,500       $   7,500
     8%, 1989 Series A, due December 1, 2014                  -          25,000
     5 7/8%, 1993 Series, due October 1, 2033            64,460          64,460
   Pollution Control Refunding Revenue Bonds:
     4.35%, 1997 Series, due July 30, 2027  (2)          27,500          27,500
     4.55%, 1997 Series, due July 30, 2027  (1)          71,000          71,000
     5.40%, 1999 Series, due December 1, 2029  (3)       25,000          25,000

   Notes:
     6.25%, 1998 Series I, due December 15, 2002        100,000         100,000
     6.00%, 1998 Series J, due December 15, 2003        100,000         100,000

   Obligation under the Seabrook Unit 1
   sale/leaseback agreement                             209,565         210,424
                                                        -------         -------
                                                        605,025         630,884

   Unamortized debt discount less premium                  (169)           (243)
                                                        -------         -------
                                                        604,856         630,641

Less:
     Current portion included in Current Liabilities          -          25,000
     Investment-Seabrook Lease Obligation Bonds          82,635          87,413
                                                        -------         -------

         Total Long-Term Debt                          $522,221        $518,228
                                                        =======         =======

(1) The interest rate for these Bonds was fixed on February 1, 1999 for the five-year period ending January 31, 2004. Prior to February 1, 1999, the interest rate was variable.
(2) The interest rate for these Bonds was fixed on February 1, 1999 for the three-year period ending January 31, 2002. Prior to February 1, 1999, the interest rate was variable.
(3) The interest rate for these Bonds was fixed on December 16, 1999 for the three-year period ending December 1, 2002.

On February 15, 2001, UIL Holdings issued and sold $75,000,000 of Senior Notes to several institutional investors in a private sale. The issue was composed of two series: 7.23% Senior Notes, Series A, due February 15, 2011, in the principal amount of $30,000,000, and 7.38% Senior Notes, Series B, due February 15, 2011, in the principal amount of $45,000,000. Under the Senior Notes, Series A, UIL Holdings is required to prepay the principal amount of $4,285,714 each February 15th, beginning on February 15, 2005 and ending on February 15, 2010. Interest due under the Senior Notes is payable semi-annually on February 15th and August 15th. The net proceeds of the sale were used to repay short-term debt of UIL Holdings.

The expenses to issue long-term debt are deferred and amortized over the life of the respective debt issue.

                      UIL HOLDINGS CORPORATION

Maturities and mandatory redemptions/repayments are set forth below:

                      2001         2002         2003         2004         2005
                      ----         ----         ----         ----         ----
                                               (000's)
Maturities            $ -        $100,000      $100,000      $ -         $4,286

(C)  RATE-RELATED REGULATORY PROCEEDINGS

On December 31, 1996,  the  Connecticut  Department  of Public  Utility  Control
(DPUC) completed a financial and operational review of UI and ordered a five-year incentive regulation plan for the years 1997 through 2001 (the Rate
Plan). The Rate Plan accelerates the amortization and recovery of unspecified assets during 1999-2001 if UI's common equity return on regulated utility investment exceeds 10.5% after recording the amortization. UI's authorized return on regulated utility common equity during the period is 11.5%. Earnings above 11.5%, on an annual basis, are utilized one-third for customer price reductions, one-third to increase amortization of assets, and one-third retained as earnings.

The Rate Plan included a provision that it could be reopened and modified upon the enactment of electric utility restructuring legislation in Connecticut. On October 1, 1999, the DPUC issued a decision establishing UI's standard offer customer rates, commencing January 1, 2000, at a level 10% below 1996 rates, as directed by the Restructuring Act described in detail below. These standard offer customer rates supersede the rates that were included in the Rate Plan. The decision also reduced the required amount of accelerated amortization in 2000 and 2001. Under this 1999 decision, all other components of the 1996 Rate Plan are expected to remain in effect through 2001. The Connecticut Office of Consumer Counsel (OCC), the statutory representative of consumer interests in public utility matters, appealed the DPUC's standard offer decision to the Connecticut Superior Court, challenging the DPUC's determination of UI's average prices in 1996 rates from which a 10% reduction is required by the Restructuring Act. On February 22, 2001, the Superior Court dismissed the OCC's appeal from the DPUC's decision; but UI is unable to predict, at this time, whether the OCC will appeal from the Superior Court's decision to the Connecticut Appellate Court.

On February 13, 2001, the Connecticut Attorney General and the OCC petitioned the DPUC to initiate a proceeding and hold a hearing concerning the need to decrease UI's rates by reason of UI' s having earned a return on regulated common equity more than 1% above the authorized level of 11.5% for at least six consecutive months. UI believes that a hearing would confirm that UI has complied with the DPUC-ordered earnings sharing mechanism in UI's rate plan; and it will contest vigorously any arguments for a rate decrease.

In April 1998, Connecticut enacted Public Act 98-28 (the Restructuring Act), a massive and complex statute designed to restructure the State's regulated electric utility industry. As a result of the Restructuring Act, the business of generating and selling electricity directly to consumers has been opened to competition. These business activities are separated from the business of delivering electricity to consumers, also known as the transmission and distribution business. The business of delivering electricity remains with the incumbent franchised utility companies (including UI) which continue to be regulated by the DPUC as Distribution Companies. Since mid-1999, Distribution Companies have been required to separate on consumers' bills the electricity generation services component from the charge for delivering the electricity and all other charges.

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

                      UIL HOLDINGS CORPORATION

These costs include above-market long-term purchased power contract obligations, regulatory asset recovery and above-market investments in power plants (so-called stranded costs). The systems benefits charge represents public policy costs, such as generation decommissioning and displaced worker protection costs. Beginning in 2000, a Distribution Company has been required to collect the competitive transition assessment, the systems benefits charge, the energy conservation and load management program charge and the renewable energy investment charge from all Distribution Company customers.

Under the Restructuring Act, all of UI's customers are able to choose their power supply providers. Until January 1, 2004, UI is required to offer full "standard offer" electric service, under regulated rates, to all customers who do not choose alternate power supply providers. The standard offer rates must be at least 10% below the average prices in 1996. The standard offer rates must include the price of generation, transmission and distribution services, the competitive transition assessment, the systems benefits charge and the conservation and renewable energy charges. Under current regulatory provisions, UI's financial condition is not affected materially by whether customers choose alternate suppliers to UI's standard offer electric service.

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

The Restructuring Act requires that, in order for a Distribution Company to recover any stranded costs associated with its power plants, its fossil-fueled plants must be sold prior to 2000, with any net excess proceeds used to mitigate its recoverable stranded costs, and UI must attempt to divest its ownership interests in its nuclear-fueled power plants prior to 2004.

On April 16, 1999, UI sold both of its operating fossil-fueled generating stations, Bridgeport Harbor Station and New Haven Harbor Station, to Wisvest Corporation, a non-utility subsidiary of Wisconsin Energy Corporation based in Milwaukee, Wisconsin. UI realized a book gain from the sale proceeds net of taxes and plant investment. However, this gain was offset by a writedown of other above-market generation costs, such as regulated plant costs and tax-related regulatory assets or other costs related to the restructuring transition, such that there was no net income effect of the sale. Net cash proceeds from the sale were approximately $165 million.

On August 17, 2000, UI sold English Station (a deactivated non-nuclear generating station, bordering the Mill River in New Haven) to Quinnipiac Energy LLC (QE), a privately-owned independent power producer. QE intends to reactivate the generating units at the station. Under the terms of the transaction, UI has retained a permanent right of occupancy on and over the station property for UI's existing New Haven harbor transmission line towers and cables. QE will complete the bulkhead replacement project that UI has commenced to preserve and protect the station property; and QE will assume responsibility for any and all environmental liability associated with UI's prior ownership and operation of the station. UI has agreed to pay for the cost of completing the bulkhead replacement project and has funded 61% (approximately $1.2 million) of the environmental remediation costs that will be incurred by QE under Connecticut's Transfer Act as a result of QE's acquisition of the station. UI has also paid QE $4.25 million for QE's assumption of the remaining Transfer Act remediation costs and any and all environmental liability associated with UI's prior ownership and operation of the station.

                      UIL HOLDINGS CORPORATION

On October 1, 1998, in its "unbundling plan" filing with the DPUC under the Restructuring Act, and in other regulatory dockets, UI stated that it plans to divest its nuclear generation ownership and leasehold interests (17.5% of Seabrook Unit 1 in New Hampshire and 3.685% of Millstone Station Unit 3 in Connecticut) by the end of 2003, in accordance with the Restructuring Act. On April 19, 2000, the DPUC approved UI's plan for divesting its ownership interest in Millstone Unit 3 by participating in an auction process for all three of the generating units at Millstone Station, which was concluded on August 7, 2000, when Dominion Resources, Inc. agreed to purchase Millstone Units 1 and 2, and 93.47% of Millstone Unit 3 for $1.298 billion. The purchase price agreed to for UI's ownership interest in Unit 3, which is subject to adjustments for expenditures and eventualities prior to the date of closing on the sale, is approximately $31 million, exclusive of nuclear fuel. UI's share of the proceeds from the sale of the nuclear fuel inventory at the date of closing on the sale is estimated to be approximately $2.5 million. The sale is scheduled to be consummated on or about April 1, 2001 or as soon thereafter as all requisite regulatory approvals are received. On December 15, 2000, UI and The Connecticut Light and Power Company filed with the DPUC for its approval their plan to divest their respective interests in Seabrook Unit 1 by an auction process. The DPUC has commenced hearings on this divestiture plan.

The 1999 DPUC decision establishing UI's standard offer rates authorized UI to recover $801 million of stranded costs through its rate structure.

Based on the decisions in the regulatory proceedings described above, the sale of UI's fossil-generation assets and the planned divestiture of its nuclear generation ownership interests by the end of 2003, UI ceased applying SFAS No. 71 to the generation portion of its assets and operations as of December 31, 1999. Based on the favorable DPUC decisions that allow full recovery, through UI's rates, of all historically incurred stranded costs, UI did not record any write-offs in connection with this event.

(D)  ACCOUNTING FOR PHASE-IN PLAN

UI phased into rate base its allowable investment in Seabrook Unit 1, amounting to $640 million, during the period January 1, 1990 to January 1, 1994. In conjunction with this phase-in plan, UI was allowed to record a deferred return on the portion of allowable investment excluded from rate base during the phase-in period. UI amortized the net-of-tax accumulated deferred return of $62.9 million over the five-year period that ended on December 31, 1999.

(E)  SHORT-TERM CREDIT ARRANGEMENTS

On June 26, 2000, UI entered into a Money Market Loan arrangement with Chase Manhattan Bank. On September 29, 2000, this arrangement was transferred to UIL Holdings. This is an uncommitted short-term borrowing arrangement under which Chase Manhattan Bank may make loans to UIL Holdings for fixed maturities from one day up to six months. Chase Securities, Inc. acts as an agent and sells the loans to investors. The fixed interest rates on the loans are determined based on conditions in the financial markets at the time of each loan. As of December 31, 2000, UIL Holdings had loans totaling $59 million outstanding under this arrangement.

UI's $60 million revolving credit agreement with a group of banks was terminated on August 3, 2000. UI had no short-term borrowings outstanding under this facility at that time.

UIL Holdings has a revolving credit agreement with the same group of banks, which extends to August 2, 2001. The borrowing limit of this facility is $97.5 million. The facility permits UIL Holdings to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits UIL Holdings to borrow money for fixed periods of time specified by UIL Holdings at fixed interest rates determined by the Eurodollar interbank market in London. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or

                      UIL HOLDINGS CORPORATION
prospects of UIL Holdings and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to UIL Holdings under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of December 31, 2000, UIL Holdings had $50 million in short-term borrowings outstanding under this facility.

The revolving credit agreement described above requires that UIL Holdings (i) maintain a ratio of consolidated debt to consolidated capital, as of the last day of each March, June, September and December, of not greater than 0.65 to 1.00; and (ii) shall not cause to exist debt of UIL Holdings (excluding debt of its subsidiaries) to exceed $175 million in the aggregate principal amount outstanding at any time. As of December 31, 2000, UIL Holdings' consolidated debt to consolidated capital ratio was 0.58 and its aggregate principal debt outstanding (excluding debt of its subsidiaries) was $173.7 million (including intercompany loans to UIL Holdings).

Information with respect to short-term borrowings under the UIL Holdings' Money Market Loan arrangement and revolving credit agreement and the UI revolving credit agreement is as follows:

                                                 2000       1999     1998
                                                 ----       ----     ----
                                                           (000's)
Maximum aggregate principal amount of
   short-term borrowings outstanding at
   any month-end                               $114,000   $80,000  $130,000
Average aggregate short-term borrowings
   outstanding during the year*                 $42,511   $45,300  $115,753
Weighted average interest rate*                    7.2%      5.5%      6.1%
Principal amounts outstanding at year-end $109,000 $17,000 $80,000 Annualized interest rate on principal amounts
 outstanding at year-end                           7.6%      7.0%      5.7%

*Average   short-term   borrowings   represent  the  sum  of  daily   borrowings
outstanding, weighted for the number of days outstanding and divided by the number of days in the period. The weighted average interest rate is determined by dividing interest expense by the amount of average borrowings. Fees of approximately $386,000, $291,000 and $381,000 paid during 2000, 1999 and 1998, respectively, are excluded from the calculation of the weighted average interest rate.

                       UIL HOLDINGS CORPORATION

(F) INCOME TAXES

                                                     2000           1999            1998
                                                     ----           ----            ----
                                                               (In thousands)
Income tax expense consists of:
Income tax provisions:
  Current
              Federal                               $31,650        $91,247         $36,774
              State                                   6,679         23,891          10,685
                                               -------------   ------------    ------------
                 Total current                       38,329        115,138          47,459
                                               -------------   ------------    ------------
  Deferred
              Federal                                 9,152        (39,767)          2,964
              State                                   1,283        (13,004)            110
                                               -------------   ------------    ------------
                 Total deferred                      10,435        (52,771)          3,074
                                               -------------   ------------    ------------

  Investment tax credits                               (735)          (467)           (762)
                                               -------------   ------------    ------------

     Total income tax expense                       $48,029        $61,900         $49,771
                                               =============   ============    ============

Income tax components charged as follows:
  Operating tax expense                             $52,298        $65,042         $52,862
  Nonoperating tax expense                           (4,269)        (3,142)         (3,091)
                                               -------------   ------------    ------------

     Total income tax expense                       $48,029        $61,900         $49,771
                                               =============   ============    ============


The following table details the components
 of the deferred income taxes:
     Gain on sale of utility property               $   -        $ (70,573)         $ (697)
     Seabrook sale/leaseback transaction             (2,599)           (69)            304
     Pension benefits                                 6,878          4,192           3,463
     Accelerated depreciation                        (3,006)         4,996           5,449
     Tax depreciation on unrecoverable
       plant investment                                 235          5,902           6,291
     Unit overhaul and replacement power costs          326          1,523          (1,157)
     Conservation and load management                  (107)        (2,181)         (8,026)
     Displaced worker protection costs                 (909)         2,329               -
     Bond redemption costs                             (585)        (1,014)         (1,039)
     Cancelled nuclear project                         (467)          (467)           (467)
     Restructuring costs                              1,132            490               -
     Regulatory deferrals                             9,210              -               -
     Other - net                                        327          2,101          (1,047)
                                               -------------   ------------    ------------

Deferred income taxes - net                         $10,435       ($52,771)         $3,074
                                               =============   ============    ============

                      UIL HOLDINGS CORPORATION

Total income taxes differ from the amounts computed by applying the federal statutory tax rate to income before taxes. The reasons for the differences are as follows:

                                                2000                    1999                  1998
                                                ----                    ----                  ----
                                         PRE-TAX     TAX        PRE-TAX     TAX        PRE-TAX      TAX
                                         -------   -------      -------   -------      -------    -------
                                                 (000's)               (000's)               (000's)
Computed tax at federal statutory rate             $38,075                 $39,943               $33,195
Increases (reductions) resulting from:
  Deferred return-Seabrook Unit 1              -         -       12,586      4,405      12,586     4,405
  ITC taken into income                     (735)     (735)        (468)      (468)       (762)     (762)
  Allowance for equity funds used during
    construction                          (1,149)     (402)        (575)      (201)        (13)       (5)
  Fossil plant decommissioning reserve       (13)       (4)        (262)       (92)       (723)     (253)
  Amortization of regulatory asset        41,236    14,433       22,635      7,922           -         -
  Book depreciation in excess of
     non-normalized tax depreciation     (10,185)   (3,565)      16,155      5,654      22,789     7,976
  State income taxes, net of federal
     income tax benefits                   7,962     5,176       10,887      7,076      10,795     7,017
  Other items - net                      (14,140)   (4,949)      (6,683)    (2,339)     (5,149)   (1,802)
                                                   -------                 -------               -------

       Total income tax expense                    $48,029                 $61,900               $49,771
                                                   =======                 =======               =======

Book income before income taxes                   $108,786                $114,124               $94,843
                                                  ========                ========               =======

Effective income tax rates                           44.1%                   54.2%                 52.5%
                                                     =====                   =====                 =====

At December 31, 2000, UIL Holdings had deferred tax liabilities for taxable temporary differences of $339 million and deferred tax assets for deductible temporary differences of $86 million, resulting in a net deferred tax liability of $253 million. Significant components of deferred tax liabilities and assets were as follows: tax liabilities on book/tax plant basis differences and on the cumulative amount of income taxes on temporary differences previously flowed through to ratepayers, $194 million; tax liabilities on normalization of book/tax depreciation timing differences, $122 million and tax assets on the disallowance of plant costs, $35 million.

                      UIL HOLDINGS CORPORATION

(G)  SUPPLEMENTARY INFORMATION

                                                          2000             1999               1998
                                                          ----             ----               ----
                                                                          (000's)
OPERATING REVENUES
------------------

Utility
     Retail                                              $602,347         $639,596           $631,607
     Wholesale                                             67,990           24,334             44,948
     Proceeds from Millstone Unit 3 settlement             14,960                -                  -
     Other                                                 19,394           16,045              9,636
Non-regulated business unit revenues
     American Payment Systems                              37,940           35,595             33,746
     Xcelecom                                             138,267           35,423             28,115
     Other/Eliminations                                       (43)            (263)                39
                                                   ---------------  ---------------     --------------

          Total Operating Revenues                       $880,855         $750,730           $748,091
                                                   ===============  ===============     ==============

SALES BY CLASS(MEGAWATT-HOURS) - UNAUDITED
------------------------------------------

    Retail
     Residential                                        2,056,366        2,053,927          1,924,724
     Commercial                                         2,403,212        2,388,240          2,324,507
     Industrial                                         1,146,295        1,161,856          1,154,935
     Other                                                 47,852           48,027             48,166
                                                   ---------------  ---------------     --------------
                                                        5,653,725        5,652,050          5,452,332
    Wholesale                                           2,237,805        1,009,866          1,551,109
                                                   ---------------  ---------------     --------------
          Total Sales by Class                          7,891,530        6,661,916          7,003,441
                                                   ===============  ===============     ==============


DEPRECIATION AND AMORTIZATION
-----------------------------

    Utility property, plant, and equipment                $24,575          $53,347            $67,143
    Nonutility property-unregulated                         4,717            3,689              4,052
    Accelerated Conservation and
       Load Management Costs                                    -                -             13,086
    Amortization of nuclear plant regulatory assets         2,851           22,636                  -
    Amortization of purchase power contracts               26,744                -                  -
    Amortization of other regulatory assets                 5,668                -                  -
    Amortization of cancelled plant                         1,172            1,172              1,172
    Amortization of deferred return                             -           12,586             12,586
    Nuclear Decommissioning                                 3,986            4,004              2,580
                                                   ---------------  ---------------     --------------
          Total Depreciation and Amortization             $69,713          $97,434           $100,619
                                                   ===============  ===============     ==============

                     UIL HOLDINGS CORPORATION

(G)  SUPPLEMENTARY INFORMATION - CONTINUED

                                                           2000             1999               1998
                                                           ----             ----               ----
                                                                           (000's)
TAXES - OTHER THAN INCOME TAXES
-------------------------------

    Charged to:
     Operating:
        State gross earnings                                 $23,715          $24,518            $24,039
        Local real estate and personal property (1)           13,939           17,745             35,088
        Payroll taxes                                          5,402            4,877              5,547
                                                      ---------------  ---------------     --------------
                                                              43,056           47,140             64,674
     Nonoperating and other accounts                             654              598                510
                                                      ---------------  ---------------     --------------
          Total Taxes - other than income taxes              $43,710          $47,738            $65,184
                                                      ===============  ===============     ==============

OTHER INCOME AND (DEDUCTIONS) - NET
-----------------------------------

     Interest income                                          $1,723           $1,801             $3,181
     Allowance for funds used during construction              2,609            2,235                468
     Equity earnings from Connecticut Yankee                   1,913               36                854
     Miscellaneous other income and (deductions) - net        (2,906)             849             (2,107)
                                                      ---------------  ---------------     --------------
          Total Other Income and (Deductions) - net           $3,339           $4,921             $2,396
                                                      ===============  ===============     ==============

OTHER INTEREST CHARGES
----------------------

     Notes Payable                                            $3,078           $2,662             $5,050
     Other                                                     2,175            2,265              1,446
                                                      ---------------  ---------------     --------------
          Total Other Interest Charges                        $5,253           $4,927             $6,496
                                                      ===============  ===============     ==============

(1)  1998 includes $14,025 charge for property tax settlement

                      UIL HOLDINGS CORPORATION

(H)  PENSION AND OTHER BENEFITS

UI's qualified pension plan, which is based on the highest three years of pay, covers substantially all of its employees, the employees of APS, and certain management employees of URI and Xcelecom. UI also has a non-qualified supplemental plan for certain executives and a non-qualified retiree only plan for certain early retirement benefits. The net pension credit to income for these plans for 2000, 1999 and 1998 was $14.7 million, $8.0 million, and $5.1 million, respectively.

Funding policy for the qualified plan is to make annual contributions that satisfy the minimum funding requirements of ERISA but that do not exceed the maximum deductible limits of the Internal Revenue Code. These amounts are determined each year as a result of an actuarial valuation of the plan. In 1998, $2.6 million was contributed for 1998 funding requirements. No contributions were made in 1999. In 2000, $2.5 million was contributed for 1999 funding requirements. UI has established a supplemental retirement benefit trust and through this trust purchased life insurance policies on the officers of UI to fund the future liability under the supplemental plan. The cash surrender value of these policies is shown as an investment on the Consolidated Balance Sheet.

In addition to providing pension benefits, UI also provides other postretirement benefits (OPEB), consisting principally of health care and life insurance benefits, for retired employees and their dependents. Employees whose sum of age and years of service at time of retirement is equal to or greater than 85 (or who are 62 with at least 20 years of service) are eligible for benefits partially subsidized by UI. The amount of benefits subsidized by UI is determined by age and years of service at retirement.

For funding purposes, UI established a Voluntary Employees' Benefit Association Trust (VEBA) to fund OPEB for UI's union employees. Approximately 45% of UI's employees are represented by Local 470-1, Utility Workers Union of America, AFL-CIO, for collective bargaining purposes. UI established a 401(h) account in connection with the qualified pension plan to fund OPEB for UI's non-union employees who retire on or after January 1, 1994. The funding policy assumes contributions to these trust funds to be the total OPEB expense calculated under SFAS No. 106, adjusted to reflect a share of amounts expensed as a result of voluntary early retirement programs minus pay-as-you-go benefit payments for pre-January 1, 1994 non-union retirees, allocated in a manner that minimizes current income tax liability, without exceeding maximum tax deductible limits. In accordance with this policy, UI did not make contributions to the union VEBA in 2000, 1999 and 1998. UI contributed $0.2 million to the 401(h) account in 2000. UI did not make a contribution to the 401(h) account in 1999 and contributed $0.9 million to the 401(h) account in 1998. Plan assets for both the union VEBA and 401(h) account consist primarily of equity and fixed-income securities.

The following table represents the plans' beginning benefit obligation balance reconciled to the ending benefit obligation balance, beginning fair value of plan assets balance reconciled to the ending fair value of plan assets balance and the respective funded status reconciled to the Consolidated Balance Sheet.

                      UIL HOLDINGS CORPORATION

                                                                 AT DECEMBER 31,
                                                   PENSION BENEFITS         OTHER POST-RETIREMENT BENEFITS
                                                2000             1999             2000          1999
                                                ----             ----             ----          ----
                                                                       (000's)
CHANGE IN BENEFIT OBLIGATION
     Benefit obligation at beginning of year  $232,392         $280,746         $31,591       $40,229
     Service Cost                                4,052            5,334             442           549
     Interest cost                              16,669           17,470           2,336         2,276
     Amendments                                  8,698              994               -         1,364
     Actuarial (gain) loss                      (6,476)         (34,672)            910        (9,322)
     Benefits paid (including expenses)        (21,495)         (18,979)         (2,569)       (1,935)
     Acquisition/(Divestiture)                       -          (18,500)              -        (1,570)
                                               -------          -------          ------        ------
     Benefit obligation at end of year        $233,840         $232,393         $32,710       $31,591
                                               =======          =======          ======        ======

CHANGE IN PLAN ASSETS
     Fair value of plan assets at beginning
       of year                                $277,987         $268,684         $20,681       $23,203
     Actual return on plan assets              (12,109)          39,757           1,615           555
     Employer contributions                      2,657            2,525             807           208
     Benefits paid (including expenses)        (21,495)         (18,979)         (2,569)       (1,935)
     Acquisition/(Divestiture)                       -          (14,000)              -        (1,350)
                                               -------          -------          ------        ------
     Fair value of plan assets at end of year $247,040         $277,987         $20,534       $20,681
                                               =======          =======          ======        ======

Funded Status at December 31:
     Projected benefits (less than) greater
       than plan assets                       $(13,200)        $(45,594)        $12,176       $10,910
     Unrecognized prior service cost           (11,553)          (3,731)           (280)         (291)
     Unrecognized transition asset               4,741            5,552         (12,345)      (13,435)
     Unrecognized net gain (loss) from
       past experience                          21,717           62,799           5,464         7,674
                                               -------          -------          ------        ------
     Accrued benefit obligation                $ 1,705         $ 19,026         $ 5,015       $ 4,858
                                                ======          =======          ======        ======


                                                       AT DECEMBER 31,
                                           PENSION BENEFITS    OTHER POST-RETIREMENT BENEFITS
                                            2000    1999             2000        1999
                                            ----    ----             ----        ----
The following actuarial assumptions were
  used in calculating the benefit
  obligations at December 31:
     Discount rate                          7.50%   7.50%            7.50%      7.50%
     Average wage increase                  4.50%   4.50%            4.50%      4.50%
     Health care cost trend rate             N/A     N/A             5.50%      5.50%

                      UIL HOLDINGS CORPORATION

     The components of net periodic benefit cost are:

                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                   PENSION BENEFITS       OTHER POST-RETIREMENT BENEFITS
                                                2000             1999            2000         1999
                                                ----             ----            ----         ----
                                                                       (000's)
Components of net periodic benefit cost:
     Service cost                              $ 4,052          $ 5,334        $  442        $  549
     Interest cost                              16,669           17,470         2,336         2,276
     Expected return on plan assets            (29,735)         (28,677)       (2,227)       (2,463)
     Amortization of:
        Prior service costs                        876              537            11            11
        Transition obligation (asset)           (1,054)          (1,097)        1,089         1,169
        Actuarial (gain) loss                   (5,471)          (1,527)         (687)         (801)
     Settlements (curtailments)                     -                -             -             -
                                                ------           ------         -----         -----
     Net periodic benefit cost                $(14,663)         $(7,960)       $  964        $  741
                                               =======           ======         =====         =====


                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                 PENSION BENEFITS       OTHER POST-RETIREMENT BENEFITS
                                                2000        1999               2000          1999
                                                ----        ----               ----          ----
The following actuarial assumptions were
used in calculating net periodic benefit cost:
     Discount rate                               7.50%       6.75%              7.50%        6.75%
     Average wage increase                       4.50%       4.50%              4.50%        4.50%
     Return on plan assets                      11.00%      11.00%             11.00%       11.00%
     Health care cost trend rate                   N/A         N/A              5.50%        5.50%

A one percentage point change in the assumed health care cost trend rate would have the following effects:

                                                1% INCREASE         1% DECREASE
                                                -----------         -----------
                                                            (000's)
Aggregate service and interest cost components       $354               $(290)

Accumulated postretirement benefit obligation      $3,412             $(2,858)

UI has a 401(k)/Employee Stock Ownership Plan (KSOP) in which substantially all of its employees, the employees of APS, and certain management employees of URI and Xcelecom are eligible to participate. The KSOP enables employees to defer receipt of up to 15% of their compensation and to invest such funds in a number of investment alternatives. Matching contributions are made to the KSOP, in the form of UIL Holdings' common stock, based on each employee's salary deferrals in the KSOP. The matching contribution currently equals fifty cents for each dollar of the employee's compensation deferred, but is not more than 3 3/8% of the employee's annual salary. Matching contributions to the KSOP during 2000, 1999 and 1998 were $1.8 million, $1.5 million and $1.7 million, respectively.

UIL Holdings pays dividends on the shares of stock in the KSOP to the participant and UIL Holdings receives a tax deduction for the dividends paid. Contributions are made to the KSOP equal to 25% of the dividends paid to each participant. Annual contributions during 2000, 1999 and 1998 were $293,000, $319,000 and $270,000, respectively.

                      UIL HOLDINGS CORPORATION

(I)  JOINTLY OWNED PLANT

At December 31, 2000, UI had the following interests in jointly owned plants:

                                  OWNERSHIP/
                                  LEASEHOLD         PLANT           ACCUMULATED
                                    SHARE         INVESTMENT (1)    DEPRECIATION
                                  -----------     ----------        ------------
                                                            (Millions)
  Seabrook Unit 1                   17.5  %          $654               $179
  Millstone Unit 3                   3.685            136                 69

(1) Of the plant investment amounts, $456 million for Seabrook Unit 1 and $62 million for Millstone Unit 3 are reflected on the consolidated balance sheet as regulatory assets.

UI's share of the operating costs of jointly owned plants is included in the appropriate expense captions in the Consolidated Statement of Income.

(J)  UNAMORTIZED CANCELLED NUCLEAR PROJECT

From December 1984 through December 1992, UI had been recovering its investment in Seabrook Unit 2, a partially constructed nuclear generating unit that was cancelled in 1984, over a regulatory approved ten-year period without a return on its unamortized investment. In the 1992 rate decision, the DPUC adopted a proposal by UI to write off its remaining investment in Seabrook Unit 2, beginning January 1, 1993, over a 24-year period, corresponding with the flowback of certain Connecticut Corporation Business Tax (CCBT) credits. Such decision will allow UI to retain the Seabrook Unit 2/CCBT amounts for ratemaking purposes, with the accumulated CCBT credits not deducted from rate base during the 24-year period of amortization in recognition of a longer period of time for amortization of the Seabrook Unit 2 balance. As a result of reducing its remaining unamortized investment in Seabrook Unit 2 with proceeds from the sale of certain Seabrook Unit 2 equipment, UI expects to completely amortize its unamortized investment in the year 2007.

(K)  LEASE OBLIGATIONS

UIL Holdings has lease arrangements for data processing equipment, office equipment, vehicles and office space, including the lease of a distribution service facility, which is recognized as a capital lease. The gross amount of assets recorded under capital leases and the related obligations of those leases as of December 31, 2000 are recorded on the Consolidated Balance Sheet.

Future minimum lease payments under capital leases, excluding the Seabrook sale/leaseback transaction, which is being treated as a long-term financing, are estimated to be as follows:

                      UIL HOLDINGS CORPORATION

                                                           (000's)

        2001                                               $ 1,696
        2002                                                 1,696
        2003                                                 1,696
        2004                                                16,000
        2005                                                     -
        After 2005                                               -
                                                         ----------
 Total minimum capital lease payments                       21,088
       Less:  Amount representing interest                   4,958
                                                         ----------
 Present value of minimum capital lease payments           $16,130
                                                         ==========

Capitalization of leases on UI's books has no impact on income, since the sum of the amortization of a leased asset and the interest on the lease obligation equals the rental expense allowed for ratemaking purposes.

Operating leases, which are charged to operating expense, consist principally of lease of office space and facilities and a wide variety of equipment. The most significant operating lease is that of UI's corporate headquarters. The future minimum lease payments under these operating leases is estimated to be as follows:

                                                (000's)

                    2001                        $ 8,550
                    2002                          9,781
                    2003                         10,504
                    2004                         10,655
                    2005                         11,443
                    2006 - after                 71,965
                                             -----------
                      Total                    $122,898
                                             ===========

Rental payments charged to operating expenses in 2000, 1999 and 1998, including rental payments for its corporate headquarters, were $11.3 million, $11.0 million and $11.7 million, respectively.

                      UIL HOLDINGS CORPORATION

(L)  COMMITMENTS AND CONTINGENCIES

CAPITAL EXPENDITURE PROGRAM (UNAUDITED)

UIL Holdings' 2001-2005 estimated capital expenditure program, excluding UI's allowance for funds used during construction, is presently budgeted as follows:

                                     2001        2002       2003      2004       2005      TOTAL
                                     ----        ----       ----      ----       ----      -----
                                                                 (000's)
UI
    Distribution and Transmission   $67,167    $41,427    $31,455   $49,457    $35,903   $225,409
    Nuclear Generation (1)            2,829       -          -         -          -         2,829
    Nuclear Fuel (1)                  5,569       -          -         -          -         5,569
                                     ------     ------     ------    ------     ------    -------
         Total UI                   $75,565    $41,427    $31,455   $49,457    $35,903   $233,807
                                     ------     ------     ------    ------     ------    -------

URI
    Xcelecom                        $ 5,333    $ 7,337    $12,906   $ 6,677    $ 8,130   $ 40,383
    American Payment Systems          3,364      5,063      4,800     3,627      3,719     20,573
    United Capital Investments       10,155        516       -         -          -        10,671
                                     ------     ------     ------    ------     ------    -------
         Total URI                  $18,852    $12,916    $17,706   $10,304    $11,849   $ 71,627
                                     ------     ------     ------    ------     ------     ------

Total UIL Holdings                  $94,417    $54,343    $49,161   $59,761    $47,752   $305,434
                                     ======     ======     ======    ======     ======    =======


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

The Nuclear Regulatory Commission requires each operating nuclear generating unit to obtain property insurance coverage in a minimum amount of $1.06 billion and to establish a system of prioritized use of the insurance proceeds in the event of a nuclear incident. The system requires that the first $1.06 billion of insurance proceeds be used to stabilize the nuclear reactor to prevent any significant risk to public health and safety and then for decontamination and cleanup operations. Only following completion of these tasks would the balance, if any, of the segregated insurance proceeds become available to the unit's owners. For each of the two operating nuclear generating units in which UI has an interest, UI is required to pay its ownership and/or leasehold share of the cost of purchasing such insurance. Although each of these units has purchased $2.75 billion of property insurance coverage, representing the limits of

                      UIL HOLDINGS CORPORATION
coverage currently available from conventional nuclear insurance pools, the cost of a nuclear incident could exceed available insurance proceeds. Under those circumstances, the nuclear insurance pools that provide this coverage may levy assessments against the insured owner companies if pool losses exceed the accumulated funds available to the pool. The maximum potential assessments against UI with respect to losses occurring during current policy years are approximately $2.4 million.

OTHER COMMITMENTS AND CONTINGENCIES

                               CONNECTICUT YANKEE

On December 4, 1996, the Board of Directors of the Connecticut Yankee Atomic Power Company (Connecticut Yankee) voted unanimously to retire the Connecticut Yankee nuclear plant (the Connecticut Yankee Unit) from commercial operation. UI has a 9.5% stock ownership share in Connecticut Yankee. The power purchase contract under which UI had purchased its 9.5% entitlement to the Connecticut Yankee Unit's power output permits Connecticut Yankee to recover 9.5% of all of its costs from UI. In December of 1996, Connecticut Yankee filed decommissioning cost estimates and amendments to the power contracts with its owners with the Federal Energy Regulatory Commission (FERC). Based on regulatory precedent, this filing requested confirmation that Connecticut Yankee will continue to collect from its owners its decommissioning costs, the unrecovered investment in the Connecticut Yankee Unit and other costs associated with the permanent shutdown of the Connecticut Yankee Unit. On April 7, 2000, Connecticut Yankee reached a settlement agreement with the DPUC and the Connecticut Office of Consumer Counsel (two of the intervenors in the FERC proceeding). This agreement was submitted to the FERC, which approved it in all respects on July 26, 2000; and it became effective on August 1, 2000. The agreement allows Connecticut Yankee to earn a return on equity of 6% and stipulates a new decommissioning cost estimate for the Connecticut Yankee Unit for purposes of FERC-approved decommissioning cost collections by Connecticut Yankee through the power contracts with the unit's owners.

UI's estimate of its remaining share of Connecticut Yankee costs, including decommissioning, less return of investment (approximately $7.1 million) and return on investment (approximately $1.6 million) at December 31, 2000, is approximately $17.2 million. This estimate, which is subject to ongoing review and revision, has been recorded as an obligation and a regulatory asset on the Consolidated Balance Sheet.

                                  HYDRO-QUEBEC

UI is a participant in the Hydro-Quebec transmission intertie facility linking New England and Quebec, Canada. Phase I of this facility, which became operational in 1986 and in which UI has a 5.45% participating share, has a 690 megawatt equivalent generation capacity value; and Phase II, in which UI has a 5.45% participating share, increased the equivalent generation capacity value of the intertie from 690 megawatts to a maximum of 2000 megawatts in 1991. UI is obligated to furnish a guarantee for its participating share of the debt financing for the Phase II facility. As of December 31, 2000, UI's guarantee liability for this debt was approximately $5.6 million.

                            LONG ISLAND CABLE PROJECT

United Capital Investments (UCI), an indirect wholly-owned subsidiary of UIL Holdings, has a 25% interest in a merchant electric transmission line project that proposes to install, own and operate a 330-megawatt transmission line connecting Connecticut and Long Island under Long Island Sound. UCI is obligated to furnish a direct guarantee by means of a letter of credit for its participating share of the debt financing of the project. Under separate agreement, UIL Holdings is an indirect guarantor of the obligation of UCI. As of December 31, 2000, UCI's guarantee liability for this debt was approximately $7.7 million.

                      UIL HOLDINGS CORPORATION

                             ENVIRONMENTAL CONCERNS

In complying with existing  environmental  statutes and  regulations and further developments in areas of environmental concern, including legislation and studies in the fields of water quality, hazardous waste handling and disposal, toxic substances, and electric and magnetic fields, UIL Holdings may incur substantial capital expenditures for equipment modifications and additions, monitoring equipment and recording devices, and it may incur additional operating expenses. The total amount of these expenditures is not now determinable.

             SITE DECONTAMINATION, DEMOLITION AND REMEDIATION COSTS

UI has estimated that the total cost of decontaminating and demolishing its Steel Point Station and completing requisite environmental remediation of the site will be approximately $11.3 million, of which approximately $8.7 million had been incurred as of December 31, 2000, and that the value of the property following remediation will not exceed $6.0 million. As a result of a 1992 DPUC retail rate decision, beginning January 1, 1993, UI has been recovering through retail rates $1.075 million of the remediation costs per year. The remediation costs, property value and recovery from customers will be subject to true-up in UI's next retail rate proceeding based on actual remediation costs and actual gain on UI's disposition of the property.

UI has begun replacing the bulkhead surrounding a site, bordering the Mill River in New Haven, that contains transmission facilities and deactivated generation facilities, at an estimated cost of $13.5 million. Of this amount, $4.2 million represents the portion of the costs to protect UI's transmission facilities and will be capitalized as plant in service. The remaining estimated cost of $9.3 million was expensed in 1999. UI has conveyed to an unaffiliated entity, Quinnipiac Energy LLC (QE), this entire site, reserving to UI permanent easements for the operation of its transmission facilities on the site. QE will complete the bulkhead replacement project at UI's expense. UI has also funded 61% (approximately $1.2 million) of the environmental remediation costs that will be incurred by QE to bring the site into compliance with applicable
Connecticut minimum standards. QE intends to reactivate the generation facilities on the site as a merchant electric generating plant.

As described at Note (C), "Rate-Related Regulatory Proceedings," UI closed on the sale of its Bridgeport Harbor Station and New Haven Harbor Station generating plants in compliance with Connecticut's electric utility industry restructuring legislation on April 16, 1999. Environmental assessments performed in connection with the marketing of these plants indicate that substantial remediation expenditures will be required in order to bring the plant sites into compliance with applicable Connecticut minimum standards. The purchaser of the plants has agreed to undertake and pay for the major portion of this remediation. However, UI will be responsible for remediation of the portions of the plant sites that have been retained by it.

(M)  NUCLEAR FUEL DISPOSAL AND NUCLEAR PLANT DECOMMISSIONING

Costs associated with nuclear plant operations include amounts for disposal of nuclear wastes, including spent fuel, and for the ultimate decommissioning of the plants. Under the Nuclear Waste Policy Act of 1982, the federal Department of Energy (DOE) is required to design, license, construct and operate a permanent repository for high level radioactive wastes and spent nuclear fuel. The Act requires the DOE to provide for the disposal of spent nuclear fuel and high level radioactive waste from commercial nuclear plants through contracts with the owners and generators of such waste; and the DOE has established disposal fees that are being paid to the federal government by electric utilities owning or operating nuclear generating units. In return for payment of the prescribed fees, the federal government was required to take title to and dispose of the utilities' high level wastes and spent nuclear fuel beginning no later than January 1998. However, the DOE has announced that its first high level waste repository will not be in operation earlier than 2010, and possibly not earlier than 2013, and that, absent a repository, the DOE has no statutory obligation to begin taking high level wastes and spent nuclear fuel for disposal by January 1998. However, numerous utilities and states have

                      UIL HOLDINGS CORPORATION
obtained a judicial declaration that the DOE has a statutory responsibility to take title to and dispose of high level wastes and spent nuclear fuel beginning in January 1998, and that the contracts between the DOE and the plant owners and generators of such waste will provide a potentially adequate remedy to owners and generators in monetary damages for breach of the contracts. The DOE is contesting these judicial declarations; and it is unclear at this time whether the United States Congress will enact legislation to address spent fuel/high level waste disposal issues.

Until the federal government begins receiving such materials, nuclear generating units will need to retain high level wastes and spent nuclear fuel on-site or make other provisions for their storage. Storage facilities for the Connecticut Yankee Unit are deemed adequate, and storage facilities for Millstone Unit 3 are expected to be adequate for the projected life of the unit. Storage facilities for Seabrook Unit 1 are expected to be adequate until at least 2010. Fuel consolidation and compaction technologies are being considered for Seabrook Unit 1 and may provide adequate storage capability for the projected life of the unit. In addition, other licensed technologies, such as dry storage casks, may satisfy spent nuclear fuel storage requirements.

Disposal costs for low-level radioactive wastes (LLW) that result from operation or decommissioning of nuclear generating units decreased in 1999, as a result of negotiations between the generators of such wastes and the owners of licensed disposal facilities. Currently, the Chem Nuclear LLW facility at Barnwell, South Carolina, is open to the Connecticut Yankee Unit, Millstone Unit 3, and Seabrook Unit 1 for disposal of LLW. The Envirocare LLW facility at Clive, Utah, is also open to these generating units for portions of their LLW. All three units have contracts in place for LLW disposal at these disposal facilities.

Because access to a LLW disposal facility may be interrupted at any time, Seabrook Unit 1 and Millstone Unit 3 have storage plans that will allow on-site retention of LLW for at least five years in the event that disposal is interrupted. The Connecticut Yankee Unit, which has been retired from commercial operation, has a similar storage program, although disposal of its LLW is taking place in connection with its decommissioning.

The State of New Hampshire has not met deadlines for compliance with the Low-Level Radioactive Waste Policy Act and has stated that the state is unsuitable for a LLW disposal facility. New Hampshire is pursuing other options for out-of-state disposal of LLW. Connecticut, New Jersey and South Carolina have formed the Atlantic Compact, which should ensure that the Connecticut Yankee Unit and Millstone Unit 3 will have access to the Chem Nuclear LLW facility at Barnwell, South Carolina, through the end of their decommissioning.

NRC licensing requirements and restrictions are also applicable to the decommissioning of nuclear generating units at the end of their service lives, and the NRC has adopted comprehensive regulations concerning decommissioning planning, timing, funding and environmental reviews. UI and the other owners of the nuclear generating units in which UI has interests estimate decommissioning costs for the units and attempt to recover sufficient amounts through their allowed electric rates, together with earnings on the investment of funds so recovered, to cover expected decommissioning costs. Changes in NRC requirements or technology, as well as inflation, can increase estimated decommissioning costs.

New Hampshire has enacted a law requiring the creation of a government-managed fund to finance the decommissioning of nuclear generating units in that state. The New Hampshire Nuclear Decommissioning Financing Committee (NDFC) has
established $609.3 million (in 2001 dollars) as the decommissioning cost estimate for Seabrook Unit 1, of which UI's share would be approximately $107 million. This estimate assumes the prompt removal and dismantling of the unit at the end of its estimated 36-year energy producing life. Monthly decommissioning payments are being made to the state-managed decommissioning trust fund. UI's share of the decommissioning payments made during 2000 was $3.4 million. UI's share of the fund at December 31, 2000 was approximately $24.2 million.

                      UIL HOLDINGS CORPORATION

Connecticut has enacted a law requiring the operators of nuclear generating units to file periodically with the DPUC their plans for financing the decommissioning of the units in that state. The current decommissioning cost estimate for Millstone Unit 3 is $648 million (in 2001 dollars), of which UI's share would be approximately $24 million. This estimate assumes the prompt removal and dismantling of the unit at the end of its estimated 40-year energy producing life. Monthly decommissioning payments, based on these cost estimates, are being made to a decommissioning trust fund managed by Northeast Utilities
(NU). UI's share of the Millstone Unit 3 decommissioning payments made during 2000 was $0.6 million. UI's share of the fund at December 31, 2000 was approximately $8.6 million. The current decommissioning cost estimate for the Connecticut Yankee Unit, assuming the prompt removal and dismantling of the unit, is $393 million, of which UI's share would be $37 million. Through December 31, 2000, $244 million has been expended for decommissioning. The projected remaining decommissioning cost is $149 million, of which UI's share would be $14 million. The decommissioning trust fund for the Connecticut Yankee Unit is also managed by NU. For UI's 9.5% equity ownership in Connecticut Yankee, decommissioning costs of $2.4 million were funded by UI during 2000, and UI's share of the fund at December 31, 2000 was $16 million.

The Financial Accounting Standards Board (FASB) expects to issue a revised exposure draft related to the accounting for the closure and removal costs of long-lived assets, including nuclear plant decommissioning. If the proposed accounting standard were adopted, it may result in higher annual provisions for decommissioning to be recognized earlier in the operating life of nuclear units and an accelerated recognition of the decommissioning obligation. The FASB will be deliberating this issue, and the resulting final pronouncement is not expected to be effective prior to 2002.

(N)  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of UIL Holdings' financial instruments are as follows:

                                         2000                       1999
                                         ----                       ----
                                CARRYING       FAIR         CARRYING      FAIR
                                 AMOUNT        VALUE         AMOUNT       VALUE
                                --------       -----        --------      -----
                                        (000's)                    (000's)
Unrestricted cash and
 temporary cash investments     $14,237       $14,237       $39,099      $39,099

Long-term debt (1)(2)(3)       $395,460      $384,838      $420,217     $399,767

(1)  Excludes the obligation under the Seabrook Unit 1 sale/leaseback agreement.

(2) The fair market value of UIL Holdings' long-term debt is estimated by brokers based on market conditions at December 31, 2000 and 1999, respectively.

(3)  See Note (B), "Capitalization - Long-Term Debt."

                      UIL HOLDINGS CORPORATION

(O)  QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for 2000 and 1999 are set forth below:

                     OPERATING      OPERATING       NET    EARNINGS PER SHARE OF
QUARTER              REVENUES(1)    INCOME(1)     INCOME      COMMON STOCK(2)
-------              -----------    ---------     ------      ---------------
                       (000's)        (000's)     (000's)    Basic   Diluted
                                                             -----   -------
2000

    First Quarter     $204,240        $38,099     $16,865    $1.20     $1.20
    Second Quarter     194,804         43,389      17,796     1.26      1.26
    Third Quarter      247,054         49,961      19,707     1.40      1.40
    Fourth Quarter     234,757         18,497       6,389      .46       .46

1999

    First Quarter     $181,184        $38,012     $ 9,901    $ .70     $ .70
    Second Quarter     175,897         39,054      13,986      .99       .99
    Third Quarter      220,527         59,358      24,997     1.78      1.78
    Fourth Quarter     173,122         20,171       3,340      .24       .24

                                --------------------

(1) Operating revenues and operating income for the 1999 quarterly periods have been restated to reflect the presentation on the Consolidated Statement of Income.
(2)  Based on weighted average number of shares outstanding each quarter.


(P)  SEGMENT INFORMATION

UIL Holdings has two reportable operating segments, UI, its regulated electric utility business engaged in the transmission, distribution and sale of electricity, and Xcelecom, Inc., its non-regulated, wholly-owned subsidiary, which provides specialized contracting services in the electrical, communications and data network infrastructure industries. Revenues from inter-segment transactions are not material, and all of UIL Holdings' revenues are derived in the United States.

The following table reconciles certain segment information with that provided in UIL Holdings' consolidated financial statements. In the table, Other includes the information for the remainder of UIL Holdings' unregulated businesses and inter-segment eliminations.

                                          2000           1999           1998
                                          ----           ----           ----
Revenues from External Customers
--------------------------------
    Regulated Utility                   $704,691       $679,975      $686,191
    Xcelecom - Unregulated business      138,267         35,423        28,115
    Other                                 37,897         35,332        33,785
                                     ------------- ------------- ---------------
       Total UIL Holdings               $880,855       $750,730      $748,091
                                     ============= ============= ===============

                      UIL HOLDINGS CORPORATION

                                          2000           1999           1998
                                          ----           ----           ----
Income (Loss) before Income Taxes
---------------------------------
    Regulated Utility                   $108,039       $117,902       $96,710
    Xcelecom - Unregulated business        3,944         (4,805)       (2,366)
    Other                                 (3,197)         1,027           499
                                     ------------- ------------- ---------------
       Total UIL Holdings               $108,786       $114,124       $94,843
                                     ============= ============= ===============


                                               2000          1999
                                               ----          ----
Total Assets
------------
    Regulated Utility                      $1,602,327    $1,809,451
    Xcelecom - Unregulated business           136,951        24,215
    Other                                     129,276       (35,456)
                                          ------------- -------------
       Total UIL Holdings                  $1,868,554    $1,798,210
                                          ============= =============

PRICEWATERHOUSE COOPERS
--------------------------------------------------------------------------------
                                        PricewaterhouseCoopers LLP
                                        1301 Avenue of the Americas
                                        New York NY  10019-6013
                                        Telephone (212) 596 8000
                                        Facsimile (212) 259 5324





                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and the Shareholders of UIL Holdings Corporation:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of UIL Holdings Corporation and its subsidiaries (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP



January 22, 2001
New York, NY

PRICEWATERHOUSE COOPERS
--------------------------------------------------------------------------------
                                        PricewaterhouseCoopers LLP
                                        1301 Avenue of the Americas
                                        New York NY  10019-6013
                                        Telephone (212) 596 8000
                                        Facsimile (212) 259 5324





                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and the Shareholders of UIL Holdings Corporation:

Our audits of the consolidated financial statements referred to in our report dated January 22, 2001 appearing in the 2000 Annual Report on Form 10-K also included an audit of the financial statement schedule on page S-1 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP


January 22, 2001
New York, NY

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Not Applicable

                                    PART III

Item 10.  Directors and Executive Officers.

The information appearing under the captions "NOMINEES FOR ELECTION AS DIRECTORS" AND "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in UIL Holdings' definitive Proxy Statement, dated April 6, 2001 for the Annual Meeting of the Shareowners to be held on May 16, 2001, which Proxy Statement will be filed with the Securities and Exchange Commission on or about April 6, 2001, is incorporated by reference in partial answer to this item. See also "EXECUTIVE OFFICERS", following Part I, Item 4 herein.

Item 11.  Executive Compensation.

The information appearing under the captions "EXECUTIVE COMPENSATION," "OPTIONS/SAR GRANTS IN LAST FISCAL YEAR," "STOCK OPTION EXERCISES IN 2000 AND YEAR-END OPTION VALUES," "RETIREMENT PLANS," "BOARD OF DIRECTORS COMPENSATION AND EXECUTIVE DEVELOPMENT COMMITTEE REPORT ON EXECUTIVE COMPENSATION," "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION," "DIRECTOR COMPENSATION" and "SHAREOWNER RETURN PRESENTATION" in UIL Holdings' definitive Proxy Statement, dated April 6, 2001, for the Annual Meeting of the Shareowners to be held on May 16, 2001, which Proxy Statement will be filed with the Securities and Exchange Commission on or about April 6, 2001, is incorporated by reference in answer to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information appearing under the captions "PRINCIPAL SHAREOWNERS" and "STOCK OWNERSHIP OF DIRECTORS AND OFFICERS" in UIL Holdings' definitive Proxy Statement, dated April 6, 2001 for the Annual Meeting of the Shareowners to be held on May 16, 2001, which Proxy Statement will be filed with the Securities and Exchange Commission on or about April 6, 2001, is incorporated by reference in answer to this item.

Item 13.  Certain Relationships and Related Transactions.

Under a lease agreement dated May 7, 1991, UI leased its corporate headquarters offices in New Haven from Connecticut Financial Center Associates Limited Partnership (CFCALP). CFCALP is a limited partnership controlled by the David T. Chase family, including Arnold L. Chase, a Director of UIL Holdings since June 28, 1999, and members of his immediate family. During 2000, UI's lease payments to CFCALP totaled $6,300,000.

A subsidiary of United Resources, Inc., United Capital Investments, Inc. (UCI), has invested $1,500,000 (with another $2,250,000 committed) to purchase a minority ownership interest in a newly-formed corporation, Gemini-United, Inc.
(GUI), that proposes to develop, build and operate an open-access, hybrid fiber coaxial communications network serving business and residential customers located in UI's franchised service area. UCI also intends to provide marketing, management of system customer base, and network deployment and maintenance consulting services to GUI, for an annual fee of $70,000, for a period of five years, subject to early termination in certain limited circumstances. The majority owner of GUI is Gemini Networks, Inc., a corporation controlled by the David T. Chase family; and Arnold L. Chase is the Chairman of the Board of Directors of GUI and the President and a Director of Gemini Networks, Inc.

Since January 1, 2000, there has been no other transaction, relationship or indebtedness of the kinds described in Item 404 of Regulation S-K.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a) The following documents are filed as a part of this report:

      Financial Statements (see Item 8):

         Consolidated statement of income for the years ended December 31, 2000, 1999 and 1998

         Consolidated statement of cash flows for the years ended December 31, 2000, 1999 and 1998

         Consolidated balance sheet, December 31, 2000 and 1999

         Consolidated statement of changes in shareholders' equity for the years ended December 31, 2000, 1999 and 1998

         Notes to consolidated financial statements

         Report of independent accountants


      Financial Statement Schedule (see S-1)

         Schedule II - Valuation and qualifying accounts for the years ended December 31, 2000, 1999 and 1998.

Exhibits:

Pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, certain of the following listed exhibits, which are annexed as exhibits to previous statements and reports filed by UIL Holdings Corporation (Commission File Number 1-5995) (UIL) and/or The United Illuminating Company (Commission File Number 1-6788) (UI), are hereby incorporated by reference as exhibits to this report. Such statements and reports are identified by reference numbers as follows:

(1) Filed with UI and UIL Quarterly Report (Form 10-Q) for fiscal quarter ended September 30, 2000.

(2)  Filed with UI Registration  Statement No.  33-40169,  effective  August 12,
     1991.

(3)  Filed with UI  Registration  Statement No.  33-35465,  effective  August 1,
     1990.

(4)  Filed with UI  Registration  Statement No. 2-57275,  effective  October 19,
     1976.

(5) Filed with UI Annual Report (Form 10-K) for fiscal year ended December 31, 1995.

(6) Filed with UI Annual Report (Form 10-K) for fiscal year ended December 31, 1996.

(7)  Filed with UI Registration Statement No. 2-60849, effective July 24, 1978.

(8) Filed with UI Annual Report (Form 10-K) for fiscal year ended December 31, 1991.

(9)  Filed with UI Registration  Statement No. 2-54876,  effective  November 19,
     1975.

(10) Filed with UI Registration Statement No. 2-66518, effective February 25, 1980.

(11) Filed with UI  Registration  Statement No. 2-52657,  effective  February 6,
     1975.

(12) Filed with UI Quarterly Report (Form 10-Q) for fiscal quarter ended June 30, 1997.

(13) Filed with UI Annual Report (Form 10-K) for fiscal year ended December 31, 1997.

(14) Filed with UI Annual Report (Form 10-K) for fiscal year ended December 31, 1998.

(15) Filed with UI Annual Report (Form 10-K) for fiscal year ended December 31, 1999.

(16) Filed with UI Quarterly Report (Form 10-Q) for fiscal quarter ended September 30, 1997.

(17) Filed with UI Quarterly Report (Form 10-Q) for fiscal quarter ended March 31, 1998.

(18) Filed with UI Quarterly Report (Form 10-Q) for fiscal quarter ended June 30, 1999.

(19) Filed March 29, 1996, with proxy material for the Annual Meeting of the Shareowners of UI.

The exhibit number in the statement or report referenced is set forth in the parenthesis following the description of the exhibit. Those of the following exhibits not so identified are filed herewith.

Exhibit
 Table        Exhibit      Reference
Item No.        No.           No.                                Description
-------       -------      ---------                             -----------

    (3)         3.1          (1)      Copy of Certificate of Incorporation of UIL Holdings Corporation,  as amended through July 20,
                                       2000.   (Exhibit 3.3)
    (3)         3.2          (1)      Copy of Bylaws of UIL Holdings Corporation, as amended through July 20, 2000.   (Exhibit 3.4)
    (4)         4.1          (2)      Copy of Indenture, dated as of August 1, 1991, from The United Illuminating Company to The
                                       Bank of New York, Trustee.   (Exhibit 4)
(4),(10)        4.2          (3)      Copy of Participation Agreement,   dated  as  of  August  1,  1990,  among  Financial  Leasing
                                       Corporation, Meridian Trust Company,  The  Bank  of New  York  and  The  United  Illuminating
                                       Company.   (Exhibits 4(a) through 4(h), inclusive, Amendment Nos. 1 and 2).
   (10)        10.1          (4)      Copy of Stockholder Agreement, dated as of July 1, 1964,  among the  various  stockholders  of
                                       Connecticut Yankee Atomic Power Company, including The United Illuminating Company.  (Exhibit
                                       5.1-1)
   (10)        10.2a         (4)      Copy of Power Contract, dated as of July 1, 1964,  between  Connecticut  Yankee  Atomic  Power
                                       Company and The United Illuminating Company. (Exhibit 5.1-2)
   (10)        10.2b         (5)      Copy of Additional Power Contract, dated as of April 30, 1984, between Connecticut Yankee
                                       Atomic Power Company and The United Illuminating Company.
   (10)        10.2c         (6)      Copy of 1987 Supplementary  Power Contract, dated as of April 1,  1987, supplementing Exhibits
                                       10.2a and 10.2b.   (Exhibit 10.2c)
   (10)        10.2d         (6)      Copy of 1996 Amendatory Agreement, dated as of December 4, 1996,  amending  Exhibits 10.2b and
                                       10.2c.   (Exhibit 10.2d)
   (10)        10.2e         (6)      Copy of First Supplement  to  1996  Amendatory  Agreement,  dated  as  of  February 10,  1997,
                                       supplementing Exhibit 10.2d.   (Exhibit 10.2e)
   (10)        10.3          (4)      Copy of Capital Funds Agreement, dated as of September  1, 1964,  between  Connecticut  Yankee
                                       Atomic Power Company and The United Illuminating Company.   (Exhibit 5.1-3)
   (10)        10.4          (7)      Copy of Capital Contributions Agreement, dated October 16, 1967, between The United
                                       Illuminating Company and Connecticut Yankee Atomic Power Company.   (Exhibit 5.1-5)
   (10)        10.5a         (8)      Copy of Agreement for Joint Ownership, Construction  and  Operation of New  Hampshire  Nuclear
                                       Units, dated May 1, 1973, as amended to February 1, 1990.  (Exhibit 10.7a)
   (10)        10.5b         (9)      Copy of Transmission Support Agreement, dated as of May 1, 1973, among the Seabrook Companies.
                                       (Exhibit 5.9-2)
   (10)        10.5c         (6)      Copy of Twenty-third Amendment to Agreement for Joint Ownership, Construction and Operation of
                                       New Hampshire Nuclear Units, dated as of November 1, 1990, amending  Exhibit 10.5a.  (Exhibit
                                       10.7c)

Exhibit
 Table        Exhibit      Reference
Item No.        No.           No.                                Description
-------       -------      ---------                             -----------
   (10)        10.6a        (10)      Copy of Sharing Agreement - 1979 Connecticut Nuclear Unit, dated as of September 1, 1973, among The Connecticut Light and Power Company, The Hartford Electric Light  Company,  Western
                                       Massachusetts Electric Company, New England Power Company, The United  Illuminating  Company,
                                       Public Service Company of New Hampshire, Central  Vermont  Public  Service  Company,  Montaup
                                       Electric Company and Fitchburg Gas and Electric Light Company,  relating to a nuclear  fueled
                                       generating unit in Connecticut.   (Exhibit 5.8-1)
   (10)        10.6b        (11)      Copy of Amendment to Sharing Agreement - 1979 Connecticut Nuclear Unit,  dated as of August 1,
                                       1974, amending Exhibit 10.6a.   (Exhibit 5.9-2)
   (10)        10.6c         (4)      Copy  of  Amendment  to  Sharing  Agreement - 1979  Connecticut  Nuclear Unit,  dated  as  of
                                        December 15, 1975, amending Exhibit 10.6a.   (Exhibit 5.8-4, Post-effective Amendment No. 2)
   (10)        10.7a         (7)      Copy of Transmission Line Agreement,  dated  January 13,  1966,  between  the  Trustees of the
                                       Property of The New York, New Haven and Hartford Railroad Company and The United Illuminating
                                       Company.   (Exhibit 5.4)
   (10)        10.7b         (8)      Notice, dated April 24, 1978, of The United Illuminating Company's intention to extend term of
                                       Transmission Line Agreement dated January 13, 1966, Exhibit 10.7a.   (Exhibit 10.9b)
   (10)        10.7c         (8)      Copy of Letter Agreement, dated March 28, 1985,  between The United  Illuminating  Company and
                                       National Railroad Passenger Corporation, supplementing and modifying Exhibit 10.7a.  (Exhibit
                                       10.9c)
   (10)        10.7d        (12)      Copy of Notice, dated April 22, 1997, of The United Illuminating Company's intention to extend term of Transmission Line Agreement, Exhibit 10.9a,  as supplemented  and modified by Exhibit
                                       10.7c.   (Exhibit 10.9d)
   (10)        10.8a        (13)      Copy of Agreement, effective May 16, 1997, between The United  Illuminating  Company and Local
                                       470-1, Utility Workers Union of America, AFL-CIO.   (Exhibit 10.10)
   (10)        10.8b        (14)      Copy of Memorandum of Agreement,  dated January 27, 1999, between The United Illuminating
                                       Company and Local 470-1, Utility Workers Union of America, AFL-CIO.   (Exhibit 10.9b)
   (10)        10.8c        (15)      Copy of Memorandum of Agreement, dated March 5, 1999, between The United Illuminating  Company
                                       and Local 470-1, Utility Workers Union of America, AFL-CIO.   (Exhibit 10.9c)
   (10)        10.9a*       (16)      Copy of Amended and Restated Employment Agreement, effective as of March 1,  1997, between The
                                       United Illuminating Company and Robert L. Fiscus.   (Exhibit 10.23)
   (10)        10.9b*       (17)      Copy of First Amendment to Amended  and  Restated  Employment  Agreement  between  The  United
                                       Illuminating Company and Robert L. Fiscus, dated as of  February 1,  1998,  amending  Exhibit
                                       10.9a.   (Exhibit 10.14a)
   (10)        10.10*       (16)      Copy  of  Employment  Agreement,  dated as  of  March 1, 1997, between The United Illuminating
                                       Company and James L. Benjamin.   (Exhibit 10.29)
   (10)        10.11a*      (16)      Copy  of  Employment  Agreement,  dated as  of  March 1, 1997, between The United Illuminating
                                       Company and Charles J. Pepe.   (Exhibit 10.31)
   (10)        10.11b*      (15)      Copy of First  Amendment to Employment Agreement between The United  Illuminating  Company and
                                       Charles J. Pepe, dated as of December 13, 1999.   (Exhibit 10.19b*)
   (10)        10.12a*      (17)      Copy of Employment Agreement, dated as of February 23, 1998,  between The United  Illuminating
                                       Company and Nathaniel D. Woodson.   (Exhibit 10.28)

Exhibit
 Table        Exhibit      Reference
Item No.        No.           No.                                Description
-------       -------      ---------                             -----------
   (10)        10.12b*      (15)      Copy of First Amendment to Employment Agreement  between The United  Illuminating  Company and
                                       Nathaniel D. Woodson, dated as of December 13, 1999.   (Exhibit 10.20b*)
   (10)        10.13a*      (17)      Copy of  The  United  Illuminating  Company  Phantom  Stock  Option  Agreement,  dated  as of
                                       February 23, 1998, between The United Illuminating Company and Nathaniel D. Woodson.
                                       (Exhibit 10.29)
   (10)        10.13b*       (1)      Copy of First Amendment, made as of the close of business  on  July 20,  2000,  to The  United
                                       Illuminating Company Phantom Stock Option Agreement, dated as of February 28, 1998, between
                                       The United Illuminating Company and Nathaniel D. Woodson, amending Exhibit 10.13a*.  (Exhibit
                                       10.21b+)
   (10)        10.14*        (1)      Copy of Employment Agreement, made as of June 12, 2000, between The United Illuminating
                                       Company and Gregory E. Sages.   (Exhibit 10.28+)
   (10)        10.15*        (1)      Copy of Employment Agreement, made as of June 26, 2000, between The United Illuminating
                                       Company and Susan E. Allen.   (Exhibit 10.29+)
   (10)        10.16*        (1)      Copy of Resolution adopted by the Board of  Directors  of The United  Illuminating  Company on
                                       June 26, 2000, and effective at the close of business on July 20, 2000, amending Section 7 of each of the Employment Exhibits 10.9a*, 10.10*, 10.11a*, 10.12a*, 10.14* and 10.15*. (Exhibit
                                       10.30+)
   (10)        10.17a*       (6)      Copy of The  United  Illuminating  Company  1990 Stock Option Plan, as amended on December 20,
                                       1993, January 24, 1994 and August 22, 1994.   (Exhibit 10.18*)
   (10)        10.17b*       (1)      Copy  of  First  Amendment to The  United  Illuminating  Company 1990 Stock  Option  Plan, as
                                       previously amended  through  August 22,  1994,  effective  immediately  prior to the close of
                                         business  on July 20, 2000, amending Exhibit 10.17a*.   (Exhibit 10.23b+)
   (10)        10. 18a*     (18)      Copy of The United Illuminating Company 1999 Stock Option Plan.   (Exhibit 10.29)
   (10)    10.17c*, 10.18b*  (1)      Copy of Instrument of Assumption of Stock Option Plans, made as of July 21,  2000, between UIL
                                       Holdings Corporation and The United Illuminating Company,  with respect to Exhibits  10.17a*,
                                       10.17b*, and 10.18a*.   (Exhibit 10.23c+ and 10.24a+)
   (10)        10.19*                 Copy of Non-Employee Directors' Common  Stock and Deferred  Compensation  Plan of UIL Holdings
                                       Corporation, as amended through December 31, 2000.
   (10)        10.20*        (1)      Copy of UIL  Holdings Corporation Non-Employee  Directors  Change in  Control Severance  Plan.
                                       (Exhibit 10.32+)
   (21)        21                     List of subsidiaries of UIL Holdings Corporation.

-------------------------------
*Management contract or compensatory plan or arrangement.

The foregoing list of exhibits does not include instruments defining the rights of the holders of certain long-term debt of UIL Holdings Corporation and its subsidiaries where the total amount of securities authorized to be issued under the instrument does not exceed ten (10%) of the total assets of UIL Holdings Corporation and its subsidiaries on a consolidated basis; and UIL Holdings
Corporation hereby agrees to furnish a copy of each such instrument to the Securities and Exchange Commission on request.

(b)  Reports on Form 8-K.

             None

PRICEWATERHOUSE COOPERS
--------------------------------------------------------------------------------
                                        PricewaterhouseCoopers LLP
                                        1301 Avenue of the Americas
                                        New York NY  10019-6013
                                        Telephone (212) 596 8000
                                        Facsimile (212) 259 5324





                       CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (No. 33-50221 and No. 33-64003) of our report dated January 22, 2001 relating to the financial statements and financial statement schedule appearing in UIL Holdings Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.



/s/ PricewaterhouseCoopers LLP


January 22, 2001
New York, NY

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, UIL Holdings has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  UIL HOLDINGS CORPORATION



                                  By      /s/ Nathaniel D. Woodson
                                    -------------------------------------------
                                              Nathaniel D. Woodson
                                     Chairman of the Board of Directors,
                                     President and Chief Executive Officer

DATE:  MARCH 10, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                            TITLE                       DATE
     ---------                            -----                       ----

                                 Director, Chairman of the
                                 Board of Directors and
 /s/ Nathaniel D. Woodson        Chief Executive Officer          March 10, 2001
------------------------------
   (Nathaniel D. Woodson)
(Principal Executive Officer)



                                 Director, Vice Chairman
                                 of the Board of Directors
 /s/ Robert L. Fiscus            and Chief Financial Officer      March 10, 2001
------------------------------
   (Robert L. Fiscus)
(Principal Financial and
   Accounting Officer)



 /s/ John F. Croweak             Director                         March 10, 2001
------------------------------
   (John F. Croweak)



 /s/ F. Patrick McFadden, Jr.    Director                         March 10, 2001
------------------------------
   (F. Patrick McFadden, Jr.)



 /s/ Betsy Henley-Cohn           Director                         March 10, 2001
------------------------------
   (Betsy Henley-Cohn)



 /s/ James A. Thomas             Director                         March 10, 2001
------------------------------
   (James A. Thomas)



 /s/ David E.A. Carson           Director                         March 10, 2001
------------------------------
   (David E.A. Carson)



 /s/ John L. Lahey               Director                         March 10, 2001
------------------------------
   (John L. Lahey)

     SIGNATURE                            TITLE                       DATE
     ---------                            -----                       ----



 /s/ Marc C. Breslawsky          Director                         March 10, 2001
------------------------------
   (Marc C. Breslawsky)


 /s/ Thelma R. Albright          Director                         March 10, 2001
------------------------------
   (Thelma R. Albright)


 /s/ Arnold L. Chase             Director                         March 10, 2001
------------------------------
   (Arnold L. Chase)


 /s/ Daniel J. Miglio            Director                         March 10, 2001
------------------------------
   (Daniel J. Miglio)

                                                                                         SCHEDULE II
                                                                                        VALUATION AND
                                                                                      QUALIFYING ACCOUNTS
                             UIL HOLDINGS CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                             (Thousands of Dollars)

              COL. A                 COL. B                     COL. C              COL. D        COL. E
              ------                 ------                     ------              ------        ------
                                                                ADDITIONS
                                                  -------------------------------
                                   BALANCE AT      CHARGED TO         CHARGED                   BALANCE AT
                                   BEGINNING       COSTS AND          TO OTHER                    END OF
          CLASSIFICATION           OF PERIOD       EXPENSES           ACCOUNTS    DEDUCTIONS      PERIOD
          --------------           ---------       ----------         --------    ----------      ------

RESERVE DEDUCTION FROM
  ASSET TO WHICH IT APPLIES:
    Reserve for uncollectible
    accounts (consolidated):
                           2000      $2,308          $5,790              -        $5,529 (A)     $2,569
                           1999      $2,431          $4,772              -        $4,895 (A)     $2,308


    Reserve for uncollectible
      accounts (American
      Payment Systems,
      agent collections (B))
                           2000        $170            $408              -          $372 (A)       $206
                           1999        $545           ($498)             -         ($123)(A)       $170


------------------------------------

NOTE:
(A)  Accounts written off, less recoveries.
(B)  Included in consolidated amounts above.