Form 10-Q
period 2001-03-31
UIL HOLDINGS CORP
filed 2001-05-14
CIK 1082510

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from              to
                                        ------------   -------------



Commission file number 1-15995

                            UIL HOLDINGS CORPORATION

              (Exact name of registrant as specified in its charter)

       CONNECTICUT                                       06-1541045
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

157 CHURCH STREET, NEW HAVEN, CONNECTICUT                  06506
(Address of principal executive offices)                 (Zip Code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 203-499-2000


                                      NONE
    (Former name, former address and former fiscal year,if changed since last report.)


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

The number of shares outstanding of the issuer's only class of common stock, as of March 31, 2001, was 14,321,731.

                                      INDEX

                         PART I.  FINANCIAL INFORMATION

                                                                    PAGE
                                                                   NUMBER
                                                                   ------

Item 1.  Financial Statements.                                        3

         Consolidated Statement of Income for the three months
           ended March 31, 2001 and 2000.                             3
         Consolidated Balance Sheet as of March 31, 2001
           and December 31, 2000.                                     4
         Consolidated Statement of Cash Flows for the three months
           ended March 31, 2001 and 2000.                             6

         Notes to Consolidated Financial Statements.                  7
           -   Statement of Accounting Policies                       7
           -   Capitalization                                         8
           -   Rate-Related Regulatory Proceedings                    9
           -   Short-term Credit Arrangements                        11
           -   Income Taxes                                          12
           -   Supplementary Information                             13
           -   Commitments and Contingencies                         15
               -  Capital Expenditure Program                        15
               -  Nuclear Insurance Contingencies                    15
               -  Other Commitments and Contingencies                15
                  -  Connecticut Yankee                              15
                  -  Hydro-Quebec                                    16
                  -  Long Island Cable Project                       16
                  -  Environmental Concerns                          16
                  -  Site Decontamination, Demolition and
                      Remediation Costs                              16
           -   Nuclear Fuel Disposal and Nuclear Plant
                Decommissioning                                      17
           -   Segment Information                                   17

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                        19

           -   Major Influences on Financial Condition               19
           -   Capital Expenditure Program                           20
           -   Liquidity and Capital Resources                       21
           -   Subsidiary Operations                                 22
           -   Results of Operations                                 23
           -   Looking Forward                                       28

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.  31


                      PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.                           32

         SIGNATURES                                                  33

                          PART I: FINANCIAL INFORMATION
                          ITEM I: FINANCIAL STATEMENTS
                            UIL HOLDINGS CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                       (Thousands except per share amounts)
                                   (Unaudited)

                                                                  Three Months Ended
                                                                      March 31,
                                                                2001              2000
                                                                ----              ----
OPERATING REVENUES (NOTE G)
  Utility                                                       $165,214          $180,977
  Non-regulated businesses                                        76,984            23,263
                                                            -------------      ------------
  Total Operating Revenues                                       242,198           204,240
                                                            -------------      ------------
OPERATING EXPENSES
  Operation
     Fuel and energy                                              68,382            67,469
     Capacity purchased                                              929             1,447
     Other operation and maintenance                             104,212            56,764
     Non-regulated-selling, general and administrative             9,244             4,744
  Depreciation and amortization (Note G)                          19,502            23,773
  Taxes- other than income taxes (Note G)                         11,083            11,943
                                                            -------------      ------------
       Total                                                     213,352           166,140
                                                            -------------      ------------
OPERATING INCOME                                                  28,846            38,100
                                                            -------------      ------------

OTHER INCOME AND (DEDUCTIONS) (NOTE G)                             1,224             2,756
                                                            -------------      ------------

INCOME BEFORE INTEREST CHARGES AND INCOME TAXES                   30,070            40,856
                                                            -------------      ------------

INTEREST CHARGES
  Interest on long-term debt                                      10,182             9,606
  Interest on Seabrook obligation bonds owned by UI               (1,580)           (1,618)
  Dividend requirement of mandatorily redeemable securities            -             1,203
  Other interest (Note G)                                          2,000               391
                                                            -------------      ------------
                                                                  10,602             9,582
  Amortization of debt expense and redemption premiums               550               563
                                                            -------------      ------------
       Net Interest Charges                                       11,152            10,145
                                                            -------------      ------------

INCOME BEFORE INCOME TAXES                                        18,918            30,711

INCOME TAXES (NOTE F)                                              9,442            13,846
                                                            -------------      ------------

NET INCOME AND INCOME APPLICABLE TO COMMON STOCK                 $ 9,476          $ 16,865
                                                            =============      ============

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC               14,084            14,069
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED             14,137            14,072

EARNINGS PER SHARE OF COMMON STOCK - BASIC AND DILUTED             $0.67             $1.20

CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                  $0.72             $0.72

            The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

                            UIL HOLDINGS CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                             (Thousands of Dollars)


                                                           March 31,          December 31,
                                                             2001                 2000*
                                                             ----                 -----
                                                          (Unaudited)
Current Assets
  Unrestricted cash and temporary cash investments            $11,486              $14,237
   Restricted cash                                             34,980               33,202
  Accounts receivable
   Customers, less allowance for doubtful
     accounts of $2,582 and $2,569                            232,935              190,159
  Unbilled revenues                                            31,655               36,694
  Materials and supplies, at average cost                       9,554               10,938
  Prepayments                                                   5,619                2,875
  Other                                                           288                  201
                                                      ----------------     ----------------
     Total                                                    326,517              288,306
                                                      ----------------     ----------------

Other Property and Investments
   Investment in United Bridgeport Energy facility             90,172               90,284
   Nuclear decommissioning trust fund assets                   24,633               32,844
   Other                                                        7,765                7,862
                                                      ----------------     ----------------
                                                              122,570              130,990
                                                      ----------------     ----------------

Property, Plant and Equipment at original cost
  In service                                                  892,266              962,485
  Less, accumulated provision for depreciation                405,853              466,635
                                                      ----------------     ----------------
                                                              486,413              495,850

Construction work in progress                                  34,622               30,267
Nuclear fuel                                                   20,654               24,536
                                                      ----------------     ----------------
     Net Property, Plant and Equipment                        541,689              550,653
                                                      ----------------     ----------------

Regulatory Assets (FUTURE AMOUNTS DUE FROM CUSTOMERS
                   THROUGH THE RATEMAKING PROCESS)
  Nuclear plant investments-above market                      492,717              497,829
  Income taxes due principally to book-tax differences        116,579              123,043
  Long-term purchase power contracts-above market             124,308              128,328
  Connecticut Yankee                                           23,576               24,272
  Unamortized redemption costs                                 22,013               22,293
  Other                                                        72,574               44,628
                                                      ----------------     ----------------
     Total                                                    851,767              840,393
                                                      ----------------     ----------------

Deferred Charges
  Goodwill                                                     51,777               51,508
  Unamortized debt issuance expenses                            6,034                5,477
  Other                                                         2,084                1,227
                                                      ----------------     ----------------
     Total                                                     59,895               58,212
                                                      ----------------     ----------------

                                                           $1,902,438           $1,868,554
                                                      ================     ================

*Derived from audited financial statements


       The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

                            UIL HOLDINGS CORPORATION
                           CONSOLIDATED BALANCE SHEET

                         LIABILITIES AND CAPITALIZATION
                             (Thousands of Dollars)


                                                                 March 31,             December 31,
                                                                    2001                   2000*
                                                                    ----                   -----
                                                                (Unaudited)
Current Liabilities
  Current portion of long-term debt                                        $665                     $0
  Notes payable                                                          53,962                110,699
  Accounts payable                                                      135,551                149,146
  Dividends payable                                                      10,140                 10,135
  Taxes accrued                                                          25,761                  3,845
  Interest accrued                                                       13,033                  8,528
  Obligations under capital leases                                          413                    405
  Other accrued liabilities                                              89,629                 73,762
                                                             -------------------     ------------------
          Total                                                         329,154                356,520
                                                             -------------------     ------------------

Noncurrent Liabilities
  Purchase power contract obligation                                    124,308                128,328
  Nuclear decommissioning obligation                                     24,633                 32,844
  Connecticut Yankee contract obligation                                 16,498                 17,157
  Obligations under capital leases                                       15,619                 15,725
  Other                                                                  12,554                 14,432
                                                             -------------------     ------------------
          Total                                                         193,612                208,486
                                                             -------------------     ------------------

Deferred Income Taxes (FUTURE TAX LIABILITIES OWED
                       TO TAXING AUTHORITIES)                           247,729                252,809

Regulatory Liabilities (FUTURE AMOUNTS OWED TO CUSTOMERS
                        THROUGH THE RATEMAKING PROCESS)
  Accumulated deferred investment tax credits                            14,266                 14,422
  Deferred gains on sale of property                                     27,578                 15,978
  Customer refund                                                        11,427                 17,976
  Other                                                                   1,466                  1,097
                                                             -------------------     ------------------
          Total                                                          54,737                 49,473
                                                             -------------------     ------------------

Capitalization (Note B)
  Long-term debt
    Long-term debt                                                      679,209                604,856
    Investment in Seabrook obligation bonds                             (80,707)               (82,635)
                                                             -------------------     ------------------
      Net long-term debt                                                598,502                522,221
                                                             -------------------     ------------------

  Common stock equity
    Common stock                                                        291,741                291,655
    Unearned employee stock ownership plan equity                        (8,073)                (8,310)
    Retained earnings                                                   195,036                195,700
                                                             -------------------     ------------------
                                                                        478,704                479,045
                                                             -------------------     ------------------

          Total Capitalization                                        1,077,206              1,001,266
                                                             -------------------     ------------------

Commitments and Contingencies (Note L)                                        -                      -
                                                             -------------------     ------------------
          Total Liabilities and Capitalization                       $1,902,438             $1,868,554
                                                             ===================     ==================

* Derived from audited financial statements

         The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

                            UIL HOLDINGS CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Thousands of Dollars)

                                                                 Three Months Ended
                                                                      March 31,
                                                               2001                2000
                                                               ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                   $9,476             $16,865
                                                           -----------         -----------
  Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation and amortization                             15,900              16,602
     Deferred income taxes                                    (12,463)              5,415
     Deferred investment tax credits - net                       (155)                (87)
     Amortization of nuclear fuel                               4,228               1,890
     Allowance for funds used during construction                (539)               (592)
     CTA and SBC regulatory deferral                           (3,224)             (9,528)
     Changes in:
             Accounts receivable - net                        (42,776)             (6,350)
             Materials and supplies                             1,384                (495)
             Prepayments                                       (2,744)             (3,144)
             Accounts payable                                 (13,595)             (9,505)
             Interest accrued                                   4,505               3,833
             Taxes accrued                                     21,916               8,670
             Other assets and liabilities                      15,994               2,500
                                                           -----------         -----------
     Total Adjustments                                        (11,569)              9,209
                                                           -----------         -----------
   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         (2,093)             26,074
                                                           -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuances of:
      Common stock                                                323                 304
      Long-term debt                                           75,000                   -
   Notes payable                                              (56,737)             (3,010)
   Securities redeemed and retired:
     Long-term debt                                                 -             (25,750)
   Expenses of issuances                                         (825)                  -
   Lease obligations                                              (98)                (91)
   Dividends
     Common stock                                             (10,135)            (10,125)
                                                           -----------         -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             7,528             (38,672)
                                                           -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Plant expenditures, including nuclear fuel                 (8,336)             (9,632)
    Investment in debt securities                               1,928               4,778
                                                           -----------         -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            (6,408)             (4,854)
                                                           -----------         -----------

CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD                                        (973)            (17,452)
BALANCE AT BEGINNING OF PERIOD                                 47,439              68,322
                                                           -----------         -----------
BALANCE AT END OF PERIOD                                       46,466              50,870
LESS: RESTRICTED CASH                                          34,980              28,919
                                                           -----------         -----------
BALANCE: UNRESTRICTED CASH AND TEMPORARY CASH INVESTMENTS     $11,486             $21,951
                                                           ===========         ===========

CASH PAID DURING THE PERIOD FOR:
   Interest (net of amount capitalized)                        $4,349              $2,608
                                                           ===========         ===========
   Income taxes                                                $1,900              $2,000
                                                           ===========         ===========

   The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

                            UIL HOLDINGS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

BASIS OF PRESENTATION

The consolidated financial statements of UIL Holdings Corporation (UIL Holdings) and its wholly-owned direct subsidiaries, The United Illuminating Company (UI) and United Resources, Inc. (URI), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). UIL Holdings' Consolidated Financial Statements include the accounts of UIL Holdings and its wholly-owned subsidiaries, UI and URI. UIL Holdings' prior period consolidated financial statements have been prepared from UI's prior period consolidated financial statements, except that amounts have been reclassified to reflect UIL Holdings' structure. The statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. UIL Holdings believes that the disclosures are adequate to make the information presented not misleading. UIL Holdings' Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in UIL Holdings' Annual Report on Form 10-K for the year ended December 31, 2000. Such notes are supplemented as follows:

(A)  STATEMENT OF ACCOUNTING POLICIES

NUCLEAR DECOMMISSIONING TRUSTS

External trust funds are maintained to fund the estimated future decommissioning costs of the nuclear generating units in which UI has an ownership interest. These costs are accrued as a charge to depreciation expense over the estimated service lives of the units and are recovered in rates on a current basis. UI paid $2.0 million and $1.0 million into the decommissioning trust funds for Seabrook Unit 1 and Millstone Unit 3 in the first three months of 2001 and 2000, respectively.

On March 31, 2001, UI sold its ownership interest in Millstone Unit 3 to Dominion Resources, Inc. and, as a result, its share of the trust fund balance for Millstone Unit 3 was transferred to the new owner. UI's share of the market value of the trust fund transferred was $8.5 million.

At March 31, 2001, UI's share of the trust fund balance for Seabrook Unit 1, which included accumulated earnings on the funds, was $24.6 million. This fund balance is included in "Other Property and Investments" and the accrued decommissioning obligation is included in "Noncurrent Liabilities" on the Consolidated Balance Sheet.

COMPREHENSIVE INCOME

Comprehensive income for the three months ended March 31, 2001 and 2000 is equal to net income as reported.

NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which became effective for UIL Holdings in the first quarter of 2001, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for the changes in the fair value of a derivative (gains and losses) would depend on the intended use and designation of the derivative. UI has a contract with a power marketer that includes a financially settled contract for differences related to certain call rights of the power marketer and put rights of UI with respect to UI's entitlements in Seabrook Unit
1. This contract will terminate at the earlier of December 31, 2003 or the date that UI sells its interest in Seabrook Unit 1. Application of the new accounting standard required the recognition

                            UIL HOLDINGS CORPORATION
of UI's future obligation for financial settlements under this contract. As of March 31, 2001, UI's estimated future obligation for financial settlements under this contract is approximately $24 million. This future obligation has been estimated using assumptions regarding the future market price for power, the operation of the unit, and the projected future sale date of UI's interest in Seabrook Unit 1. If actual market prices, the operation of the unit, and/or the actual date of sale differ significantly from these assumptions, the actual amount paid for financial settlement of this contract will vary significantly from this estimate. However, since the costs of this contract are considered in the annual reconciliation of the Competitive Transition Assessment mechanism, there is no income statement effect. As a result, the future obligation has been recognized as a current liability and an offsetting regulatory asset.

(B)  CAPITALIZATION

COMMON STOCK

UIL Holdings had 14,321,731 shares of its common stock, without par value, outstanding at March 31, 2001, of which 237,495 shares were unallocated shares held by UI's 401(k)/Employee Stock Ownership Plan (KSOP) and not recognized as outstanding for accounting purposes.

UI has entered into an arrangement under which it loaned $11.5 million to the KSOP. The trustee for the KSOP used the funds to purchase shares of UI common stock in open market transactions. On July 20, 2000, effective with the formation of the holding company structure, unallocated shares held by the KSOP were converted into shares of UIL Holdings' common stock. The shares will be allocated to employees' KSOP accounts, as the loan is repaid, to cover a portion of the required KSOP contributions. The loan will be repaid by the KSOP over a twelve-year period, using employer contributions and UIL Holdings' dividends paid on the unallocated shares of the stock held by the KSOP. As of March 31, 2001, 237,495 shares, with a fair market value of $11.3 million, had been purchased by the KSOP and had not been committed to be released or allocated to KSOP participants.

In 1990, UI's Board of Directors and the shareowners approved a stock option plan for officers and key employees of UI. Effective with the formation of the holding company structure on July 20, 2000, all outstanding options were converted into options to purchase an equivalent number of shares of UIL Holdings' common stock.

On March 22, 1999, UI's Board of Directors approved a stock option plan for directors, officers and key employees of UI. The plan provides for the awarding of options to purchase up to 650,000 shares of UI's common stock over periods of from one to ten years following the dates when the options are granted. The exercise price of each option cannot be less than the market value of the stock on the date of the grant. On June 28, 1999, UI's shareowners approved the plan. Effective with the formation of the holding company structure on July 20, 2000, all outstanding options were converted into options to purchase an equivalent number of shares of UIL Holdings' common stock. On March 26, 2001, the Board of Directors granted options to purchase 167,600 shares of stock at an exercise price of $45.175.

RETAINED EARNINGS RESTRICTION

The indenture under which UI has issued $200 million principal amount of Notes places limitations on UI relative to the payment of cash dividends on its common stock, which is wholly-owned by UIL Holdings, and the purchase or redemption of said common stock. Retained earnings in the amount of $108.7 million were free from such limitations at March 31, 2001.

LONG-TERM DEBT

On February 15, 2001, UIL Holdings issued and sold $75,000,000 of Senior Notes to several institutional investors in a private sale. The issue was composed of two series: 7.23% Senior Notes, Series A, due February 15, 2011, in

                            UIL HOLDINGS CORPORATION
the principal amount of $30,000,000, and 7.38% Senior Notes, Series B, due February 15, 2011, in the principal amount of $45,000,000. Under the Senior Notes, Series A, UIL Holdings is required to prepay the principal amount of $4,285,714 each February 15th, beginning on February 15, 2005 and ending on February 15, 2010. Interest due under the Senior Notes is payable semi-annually on February 15th and August 15th. The net proceeds of the sale were used to repay short-term debt of UIL Holdings.

Under the Note Purchase Agreement in connection with the issue described above, UIL Holdings is required to (i) maintain a ratio of consolidated debt to consolidated capital of not greater than 65% (debt ratio); (ii) maintain a ratio of consolidated earnings available for interest charges to consolidated interest charges for any period of four fiscal quarters of at least 2.00 to 1.00 (interest coverage ratio); and (iii) maintain consolidated net worth of at least $345,000,000 plus 25% of consolidated net income (where consolidated net income is positive) on a cumulative basis for each fiscal quarter. As of March 31, 2001, UIL Holdings' debt ratio was 59%; its interest coverage ratio was 3.18 to 1.00; and its consolidated net worth was in excess of the requirement.

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

The Rate Plan included a provision that it could be reopened and modified upon the enactment of electric utility restructuring legislation in Connecticut. On October 1, 1999, the DPUC issued a decision establishing UI's standard offer customer rates, commencing January 1, 2000, at a level 10% below 1996 rates, as directed by the Restructuring Act described in detail below. These standard offer customer rates supersede the rates that were included in the Rate Plan. The decision also reduced the required amount of accelerated amortization in 2000 and 2001. Under this 1999 decision, all other components of the 1996 Rate Plan are expected to remain in effect through 2001. The Connecticut Office of Consumer Counsel (OCC), the statutory representative of consumer interests in public utility matters, appealed the DPUC's standard offer decision to the Connecticut Superior Court, challenging the DPUC's determination of UI's average prices in 1996 rates from which a 10% reduction is required by the Restructuring Act. On February 22, 2001, the Superior Court dismissed the OCC's appeal from the DPUC's decision.

On February 13, 2001, the Connecticut Attorney General and the OCC petitioned the DPUC to initiate a proceeding and hold a hearing concerning the need to decrease UI's rates by reason of UI' s having earned a return on regulated common equity more than 1% above the authorized level of 11.5% for at least six consecutive months. UI expects the DPUC to hold a hearing on these petitions. UI believes that a hearing will confirm that UI has complied with the DPUC-ordered earnings sharing mechanism in UI's rate plan and that customers have directly benefited from the earnings sharing; and UI will contest vigorously any arguments for any rate decrease. At a recent DPUC pre-hearing conference, UI agreed to negotiate with the Connecticut Attorney General and the OCC a procedure and scope for a hearing on the petitions and, in response to a separate directive from the DPUC, a procedure and scope for a DPUC hearing to consider an extension and prospective modification of the 1996 Rate Plan.

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

                            UIL HOLDINGS CORPORATION

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

The Restructuring Act requires that, in order for UI to recover any stranded costs associated with its power plants, it must attempt to divest its ownership interests in its nuclear-fueled power plants prior to 2004. On October 1, 1998, in its "unbundling plan" filing with the DPUC under the Restructuring Act, and in other regulatory dockets, UI stated that it plans to divest its nuclear generation ownership and leasehold interests (17.5% of Seabrook Unit 1 in New Hampshire and 3.685% of Millstone Station Unit 3 in Connecticut) by the end of 2003, in accordance with the Restructuring Act. On April 19, 2000, the DPUC approved UI's plan for divesting its ownership interest in Millstone Unit 3 by participating in an auction process for all three of the generating units at Millstone Station, which was concluded on August 7, 2000 when Dominion Resources, Inc. agreed to purchase Millstone Units 1 and 2, and 93.47% of Millstone Unit 3 for $1.298 billion. The sale was consummated on March 31, 2001. UI's share of the proceeds from the sale, including nuclear fuel, was $35.2 million. There was no direct impact on UI's financial results in the first quarter, and net-of-tax proceeds from the sale that were in excess of the market value of the plant, as set by the DPUC, are credited to the Competitive Transition Assessment plant balances and rate base. That amount has been estimated to be about $14 million and is subject to true-up. On December 15, 2000, UI and The Connecticut Light and Power Company filed with the DPUC for its approval their plan to divest their respective interests in Seabrook Unit 1 by an auction process. On May 9, 2001, the DPUC issued an interim decision approving the plan, with certain modifications and subject to the impact of legislation under consideration in New Hampshire that could affect the divestiture transaction.

                            UIL HOLDINGS CORPORATION

Based on the decisions in the regulatory proceedings described above, the sale of UI's fossil-generation assets and the planned divestiture of its nuclear generation ownership interests by the end of 2003, UI ceased applying Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," to the generation portion of its assets and operations as of December 31, 1999. Based on the favorable DPUC decisions that allow full recovery, through UI's rates, of all historically incurred stranded costs, UI did not record any write-offs in connection with this event.

(E)  SHORT-TERM CREDIT ARRANGEMENTS

On June 26, 2000, UI entered into a Money Market Loan arrangement with Chase Manhattan Bank. On September 29, 2000, this arrangement was transferred to UIL Holdings. This is an uncommitted short-term borrowing arrangement under which Chase Manhattan Bank may make loans to UIL Holdings for fixed maturities from one day up to six months. Chase Securities, Inc. acts as an agent and sells the loans to investors. The fixed interest rates on the loans are determined based on conditions in the financial markets at the time of each loan. As of March 31, 2001, UIL Holdings had loans totaling $20 million outstanding under this arrangement.

UIL Holdings has a revolving credit agreement with a group of banks, which extends to August 2, 2001. The borrowing limit of this facility is $97.5 million. The facility permits UIL Holdings to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits UIL Holdings to borrow money for fixed periods of time specified by UIL Holdings at fixed interest rates determined by the Eurodollar interbank market in London. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of UIL Holdings and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to UIL Holdings under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of March 31, 2001, UIL Holdings had $30 million in short-term borrowings outstanding under this facility.

The revolving credit agreement described above requires that UIL Holdings (i) maintain a ratio of consolidated debt to consolidated capital, as of the last day of each March, June, September and December, of not greater than 0.65 to 1.00; and (ii) shall not cause to exist debt of UIL Holdings (excluding debt of its subsidiaries) exceeding $175 million in the aggregate principal amount outstanding at any time. As of March 31, 2001, UIL Holdings' consolidated debt to consolidated capital ratio was 0.59 to 1.00; and its aggregate principal debt outstanding (excluding debt of its subsidiaries) was $140.4 million (including inter-company loans to UIL Holdings).

                            UIL HOLDINGS CORPORATION

(F) INCOME TAXES
                                                      Three Months Ended
                                                           March 31,
                                                    2001               2000
                                                    ----               ----
                                                          (000's)
Income tax expense consists of:

Income tax provisions:
  Current
                    Federal                        $17,857             $6,862
                    State                            4,203              1,656
                                              -------------      -------------
                      Total current                 22,060              8,518
                                              -------------      -------------
  Deferred
                    Federal                        (10,082)             4,651
                    State                           (2,381)               764
                                              -------------      -------------
                      Total deferred               (12,463)             5,415
                                              -------------      -------------

  Investment tax credits                              (155)               (87)
                                              -------------      -------------

     Total income tax expense                       $9,442            $13,846
                                              =============      =============

Income tax components charged as follows:
  Operating tax expense                             $9,454            $13,311
  Non-operating tax expense                            (12)               535
                                              -------------      -------------

     Total income tax expense                       $9,442            $13,846
                                              =============      =============


The following table details the components
 of the deferred income taxes:
     Gain on sale-Millstone Unit 3                ($10,955)               $ -
     Seabrook sale/leaseback transaction            (2,212)            (1,997)
     Pension benefits                                  378              1,548
     Accelerated depreciation                         (684)              (353)
     Unit overhaul costs                               939               (454)
     Postretirement benefits                          (162)               (92)
     Displaced worker protection costs                (222)              (235)
     Bond redemption costs                            (256)               184
     Restructuring costs                              (135)             2,330
     Regulatory deferrals                            1,286              3,799
     Other - net                                      (440)               685
                                              -------------      -------------

Deferred income taxes - net                       ($12,463)            $5,415
                                              =============      =============

                     UIL HOLDINGS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(G)  SUPPLEMENTARY INFORMATION

                                                                       Three Months Ended
                                                                            March 31,

                                                                  2001                 2000
                                                                  ----                 ----
                                                                           (000's)
OPERATING REVENUES
------------------
Utility
     Retail                                                      $149,347            $148,941
     Wholesale                                                     10,616              18,614
     Other                                                          5,251              13,422
Non-regulated business unit revenues
     American Payment Systems                                       9,835                9,590
     Xcelecom                                                      67,180               13,686
     Other/Eliminations                                               (31)                 (13)
                                                           ---------------      ---------------

          Total Operating Revenues                               $242,198             $204,240
                                                           ===============      ===============

SALES BY CLASS(MEGAWATT-HOURS)
------------------------------

    Retail
     Residential                                                  553,152              537,082
     Commercial                                                   583,524              574,772
     Industrial                                                   257,881              277,019
     Other                                                         12,980               13,325
                                                           ---------------      ---------------
                                                                1,407,537            1,402,198
    Wholesale                                                     367,296              625,005
                                                           ---------------      ---------------
          Total Sales by Class                                  1,774,833            2,027,203
                                                           ===============      ===============


DEPRECIATION AND AMORTIZATION
-----------------------------

    Utility property, plant, and equipment                         $6,461               $6,121
    Non-regulated businesses property, plant and equipment          1,829                  850
    Amortization of nuclear plant regulatory assets                 2,106                7,341
    Amortization of purchase power contracts                        6,439                6,650
    Amortization of other regulatory assets                         1,437                1,520
    Amortization of cancelled plant                                   293                  293
    Nuclear decommissioning                                           937                  998
                                                           ---------------      ---------------
          Total Depreciation and Amortization                     $19,502              $23,773
                                                           ===============      ===============


                UIL HOLDINGS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(G)  SUPPLEMENTARY INFORMATION - CONTINUED

                                                                       Three Months Ended
                                                                            March 31,
                                                                  2001                 2000
                                                                  ----                 ----
                                                                           (000's)
TAXES - OTHER THAN INCOME TAXES
-------------------------------
    Charged to:
     Operating:
        State gross earnings                                       $6,003               $6,388
        Local real estate and personal property                     3,298                3,872
        Payroll taxes                                               1,782                1,683
                                                           ---------------      ---------------
                                                                   11,083               11,943
     Nonoperating and other accounts                                  138                  120
                                                           ---------------      ---------------
          Total Taxes - other than income taxes                   $11,221              $12,063
                                                           ===============      ===============

OTHER INCOME AND (DEDUCTIONS) - NET
-----------------------------------

     Interest income                                                 $147                 $287
     Allowance for funds used during construction                     539                  592
     Equity earnings (loss) from Connecticut Yankee                   (37)                 149
     Miscellaneous other income and (deductions) - net                575                1,728
                                                           ---------------      ---------------
          Total Other Income and (Deductions) - net                $1,224               $2,756
                                                           ===============      ===============

OTHER INTEREST CHARGES
----------------------

     Notes payable                                                 $1,582                 $312
     Other                                                            418                   79
                                                           ---------------      ---------------
          Total Other Interest Charges                             $2,000                 $391
                                                           ===============      ===============

                            UIL HOLDINGS CORPORATION

(L)  COMMITMENTS AND CONTINGENCIES

CAPITAL EXPENDITURE PROGRAM

UIL Holdings' continuing capital expenditure program is presently estimated at $293.8 million, excluding UI's allowance for funds used during construction (AFUDC), for 2001 through 2005.

NUCLEAR INSURANCE CONTINGENCIES

The Price-Anderson Act, currently extended through August 1, 2002, limits public liability resulting from a single incident at a nuclear power plant. The first $200 million of liability coverage is provided by purchasing the maximum amount of commercially available insurance. Additional liability coverage will be provided by an assessment of up to $83.9 million per incident, levied on each of the nuclear units licensed to operate in the United States, subject to a maximum assessment of $10 million per incident per nuclear unit in any year. In addition, if the sum of all public liability claims and legal costs resulting from any nuclear incident exceeds the maximum amount of financial protection, each reactor operator can be assessed an additional 5% of $83.9 million, or $4.2 million. The maximum assessment is adjusted at least every five years to reflect the impact of inflation. With respect to the one operating nuclear generating unit in which UI has an interest, UI will be obligated to pay its ownership and leasehold share of any statutory assessment resulting from a nuclear incident at any nuclear generating unit. Based on its interest in this nuclear generating unit, UI estimates its maximum liability would be $14.7 million per incident. However, any assessment would be limited to $1.8 million per incident per year.

The Nuclear Regulatory Commission requires each operating nuclear generating unit to obtain property insurance coverage in a minimum amount of $1.06 billion and to establish a system of prioritized use of the insurance proceeds in the event of a nuclear incident. The system requires that the first $1.06 billion of insurance proceeds be used to stabilize the nuclear reactor to prevent any significant risk to public health and safety and then for decontamination and cleanup operations. Only following completion of these tasks would the balance, if any, of the segregated insurance proceeds become available to the unit's owners. For the one operating nuclear generating unit in which UI has an interest, UI is required to pay its ownership and leasehold share of the cost of purchasing such insurance. Although this unit has purchased $2.75 billion of property insurance coverage, representing the limits of coverage currently available from conventional nuclear insurance pools, the cost of a nuclear incident could exceed available insurance proceeds. Under those circumstances, the nuclear insurance pools that provide this coverage may levy assessments against the insured owner companies if pool losses exceed the accumulated funds available to the pool. The maximum potential assessments against UI with respect to losses occurring during current policy years are approximately $2.1 million.

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

                            UIL HOLDINGS CORPORATION

FERC-approved decommissioning cost collections by Connecticut Yankee through the power contracts with the unit's owners.

UI's estimate of its remaining share of Connecticut Yankee costs, including decommissioning, less return of investment (approximately $7.1 million) and return on investment (approximately $1.6 million) at March 31, 2001, is approximately $16.5 million. This estimate, which is subject to ongoing review and revision, has been recorded as an obligation and a regulatory asset on the Consolidated Balance Sheet.

                                  HYDRO-QUEBEC

UI is a participant in the Hydro-Quebec transmission intertie facility linking New England and Quebec, Canada. Phase I of this facility, which became operational in 1986 and in which UI has a 5.45% participating share, has a 690 megawatt equivalent generation capacity value; and Phase II, in which UI has a 5.45% participating share, increased the equivalent generation capacity value of the intertie from 690 megawatts to a maximum of 2000 megawatts in 1991. UI is obligated to furnish a guarantee for its participating share of the debt financing for the Phase II facility. As of March 31, 2001, UI's guarantee liability for this debt was approximately $5.4 million.

                            LONG ISLAND CABLE PROJECT

United Capital Investments (UCI), an indirect wholly-owned subsidiary of UIL Holdings, has a 25% interest in a merchant electric transmission line project that proposes to install, own and operate a 330-megawatt transmission line connecting Connecticut and Long Island under Long Island Sound. UCI is obligated to furnish a direct guarantee by means of a letter of credit for its participating share of the debt financing of the project. Under separate agreement, UIL Holdings is an indirect guarantor of the obligation of UCI. As of March 31, 2001, UCI's guarantee liability for this debt was approximately $4.7 million. The Connecticut Siting Council recently rejected, without prejudice, the permit application for siting the cable, because of potential damage that installation of the cable could inflict upon oyster beds in New Haven Harbor. The project will file a new application utilizing a revised route.

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

             SITE DECONTAMINATION, DEMOLITION AND REMEDIATION COSTS

UI has estimated that the total cost of decontaminating and demolishing its Steel Point Station and completing requisite environmental remediation of the site will be approximately $11.3 million, of which approximately $8.7 million had been incurred as of March 31, 2001, and that the value of the property following remediation will not exceed $6.0 million. As a result of a 1992 DPUC retail rate decision, beginning January 1, 1993, UI has been recovering through retail rates $1.075 million of the remediation costs per year. The remediation costs, property value and recovery from customers will be subject to true-up in UI's next retail rate proceeding based on actual remediation costs and actual gain on UI's disposition of the property.

UI has begun replacing the bulkhead surrounding a site, bordering the Mill River in New Haven, that contains transmission facilities and deactivated generation facilities, at an estimated cost of $13.5 million. Of this amount, $4.2 million represents the portion of the costs to protect UI's transmission facilities and will be capitalized as plant in service and the remaining estimated cost of $9.3 million was expensed. UI has conveyed to an unaffiliated entity, Quinnipiac Energy LLC (QE), this entire site, reserving to UI permanent easements for the operation of its transmission facilities on the site. QE will complete the bulkhead replacement project at UI's expense. UI has also

                            UIL HOLDINGS CORPORATION
funded 61% (approximately $1.2 million) of the environmental remediation costs that will be incurred by QE to bring the site into compliance with applicable
Connecticut  minimum  standards.   QE  intends to reactivate the generation
facilities on the site as a merchant electric generating plant.

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

(M)  NUCLEAR FUEL DISPOSAL AND NUCLEAR PLANT DECOMMISSIONING

New Hampshire has enacted a law requiring the creation of a government-managed fund to finance the decommissioning of nuclear generating units in that state. The New Hampshire Nuclear Decommissioning Financing Committee (NDFC) has established $609.3 million (in 2001 dollars) as the decommissioning cost estimate for Seabrook Unit 1, of which UI's share would be approximately $107 million. This estimate assumes the prompt removal and dismantling of the unit at the end of its estimated 36-year energy producing life. Monthly decommissioning payments are being made to the state-managed decommissioning trust fund. UI's share of the decommissioning payments made during the first three months of 2001 was $0.8 million. UI's share of the fund at March 31, 2001 was approximately $24.6 million.

Connecticut has enacted a law requiring the operators of nuclear generating units to file periodically with the DPUC their plans for financing the decommissioning of the units in that state. The current decommissioning cost estimate for the Connecticut Yankee Unit, assuming the prompt removal and dismantling of the unit, is $393 million, of which UI's share would be $37 million. Through March 31, 2001, $248 million has been expended for decommissioning. The projected remaining decommissioning cost is $145 million, of which UI's share would be $14 million. For UI's 9.5% equity ownership in Connecticut Yankee, decommissioning costs of $0.4 million were funded by UI during the first three months of 2001, and UI's share of the fund at March 31, 2001 was $16 million. On April 19, 2000, the DPUC approved UI's plan for divesting its ownership interest in Millstone Unit 3 by participating in an auction process for all three of the generating units at Millstone Station, which was concluded on August 7, 2000 when Dominion Resources, Inc. (Dominion) agreed to purchase Millstone Units 1 and 2, and 93.47% of Millstone Unit 3. The sale was consummated on March 31, 2001. UI's share of the Millstone Unit 3 decommissioning payments made during the first three months of 2001 was $1.2 million. This amount includes a preliminary payment of $1.1 million required by the Purchase and Sale Agreement (PSA) with Dominion. The actual amount due Dominion under the PSA will be determined in the future. UI does not expect an adjustment to be material. UI's share of the fund at March 31, 2001 was $8.5 million. This balance was transferred to Dominion on that date, along with the decommissioning obligation.

The Financial Accounting Standards Board (FASB) expects to issue a revised exposure draft related to the accounting for the closure and removal costs of long-lived assets, including nuclear plant decommissioning. If the proposed accounting standard were adopted, it may result in higher annual provisions for decommissioning to be recognized earlier in the operating life of nuclear units and an accelerated recognition of the decommissioning obligation. The FASB will be deliberating this issue, and the resulting final pronouncement is not expected to be effective prior to 2003.

(P)  SEGMENT INFORMATION

UIL Holdings has two reportable operating segments, UI, its regulated electric utility business engaged in the transmission, distribution and sale of electricity, and Xcelecom, Inc., its non-regulated, indirect, wholly-owned subsidiary, which provides specialized contracting services in the electrical, communications and data network infrastructure industries. Revenues from inter-segment transactions are not material, and all of UIL Holdings' revenues are derived in the United States.

                            UIL HOLDINGS CORPORATION

The following table reconciles certain segment information with that provided in UIL Holdings' consolidated financial statements. In the table, Other includes the information for the remainder of UIL Holdings' non-regulated businesses and inter-segment eliminations.


                                       MARCH 31, 2001         DECEMBER 31, 2000
                                       --------------         -----------------
Total Assets
------------
  Regulated Utility                        $1,608,217             $1,602,327
  Xcelecom - Non-regulated Business           142,734                136,951
  Other                                       151,487                129,276
                                       ---------------        ---------------
     Total - UIL Holdings                  $1,902,438             $1,868,554
                                       ===============        ===============


                                       QUARTER ENDED            QUARTER ENDED
                                       MARCH 31, 2001           MARCH 31, 2000
                                       --------------           --------------
Revenues from External Customers
--------------------------------
  Regulated Utility                          $165,214               $180,977
  Xcelecom - Non-regulated Business            67,180                 13,686
  Other                                         9,804                  9,577
                                       ---------------        ---------------
     Total - UIL Holdings                    $242,198               $204,240
                                       ===============        ===============


Income (Loss) before Income Taxes
---------------------------------
    Regulated Utility                         $20,897                $30,482
    Xcelecom - Non-regulated Business             411                   (345)
    Other                                      (2,390)                   574
                                       ---------------        ---------------
       Total - UIL Holdings                   $18,918                $30,711
                                       ===============        ===============

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

The Rate Plan included a provision that it could be reopened and modified upon the enactment of electric utility restructuring legislation in Connecticut. On October 1, 1999, the DPUC issued a decision establishing UI's standard offer customer rates, commencing January 1, 2000, at a level 10% below 1996 rates, as directed by the Restructuring Act described in detail below. These standard offer customer rates supersede the rates that were included in the Rate Plan. The decision also reduced the required amount of accelerated amortization in 2000 and 2001. Under this 1999 decision, all other components of the 1996 Rate Plan are expected to remain in effect through 2001. The Connecticut Office of Consumer Counsel (OCC), the statutory representative of consumer interests in public utility matters, appealed the DPUC's standard offer decision to the Connecticut Superior Court, challenging the DPUC's determination of UI's average prices in 1996 rates from which a 10% reduction is required by the Restructuring Act. On February 22, 2001, the Superior Court dismissed the OCC's appeal from the DPUC's decision.

On February 13, 2001, the Connecticut Attorney General and the OCC petitioned the DPUC to initiate a proceeding and hold a hearing concerning the need to decrease UI's rates by reason of UI' s having earned a return on regulated common equity more than 1% above the authorized level of 11.5% for at least six consecutive months. UI expects the DPUC to hold a hearing on these petitions. UI believes that a hearing will confirm that UI has complied with the DPUC-ordered earnings sharing mechanism in UI's rate plan and that customers have directly benefited from the earnings sharing; and UI will contest vigorously any arguments for any rate decrease. At a recent DPUC pre-hearing conference, UI agreed to negotiate with the Connecticut Attorney General and the OCC a procedure and scope for a hearing on the petitions and, in response to a separate directive from the DPUC, a procedure and scope for a DPUC hearing to consider an extension and prospective modification of the 1996 Rate Plan.

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

The Restructuring Act requires that UI must attempt to divest its ownership interests in its nuclear-fueled power plants prior to 2004 in order to recover any stranded costs associated with its power plants. On October 1, 1998, in its "unbundling plan" filing with the DPUC under the Restructuring Act, and in other regulatory dockets, UI stated that it plans to divest its nuclear generation ownership interests (17.5% of Seabrook Unit 1 in New Hampshire and 3.685% of Millstone Station Unit 3 in Connecticut) by the end of 2003, in accordance with the Restructuring Act. On April 19, 2000, the DPUC approved UI's plan for divesting its ownership interest in Millstone Unit 3 by participating in an auction process for all three of the generating units at Millstone Station, which was concluded on August 7, 2000, when Dominion Resources, Inc. agreed to purchase Millstone Units 1 and 2, and 93.47% of Millstone Unit 3 for $1.298 billion. The sale was consummated on March 31, 2001. UI's share of the proceeds from the sale, including the sale of nuclear fuel, was $35.2 million. On December 15, 2000, UI and The Connecticut Light and Power Company filed with the DPUC for its approval their plan to divest their respective interests in Seabrook Unit 1 by an auction process. On May 9, 2001, the DPUC issued an interim decision approving the plan, with certain modifications and subject to the impact of legislation under consideration in New Hampshire that could affect the divestiture transaction.

                           CAPITAL EXPENDITURE PROGRAM

UIL Holdings' 2001-2005 estimated capital expenditure program, excluding UI's allowance for funds used during construction, is presently budgeted as follows:

                                          2001          2002         2003         2004          2005         Total
                                          ----          ----         ----         ----          ----         -----
                                                                         (000's)
UI
    Distribution and Transmission       $60,797      $39,141       $29,353      $46,968      $33,214       $209,473
    Nuclear Generation (1)                1,901            -             -            -            -          1,901
    Nuclear Fuel (1)                      5,735            -             -            -            -          5,735
                                       -----------------------------------------------------------------------------
         Total UI                       $68,433      $39,141       $29,353      $46,968      $33,214       $217,109
                                       -----------------------------------------------------------------------------

URI
    Xcelecom                             $6,643       $7,337       $12,906       $6,677       $8,130        $41,693
    American Payment Systems             10,469        2,735         2,599        6,462        6,462         28,727
    United Capital Investments            4,850        1,400             -            -            -          6,250
                                       -----------------------------------------------------------------------------
         Total URI                      $21,962      $11,472       $15,505      $13,139      $14,592        $76,670
                                       -----------------------------------------------------------------------------

Total UIL Holdings                      $90,395      $50,613       $44,858      $60,107      $47,806       $293,779
                                       =============================================================================

(1) Assumes that the sale of UI's interest in Seabrook Unit 1 will be completed in early 2002.

                         LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, UIL Holdings had $46.5 million of cash and temporary cash investments, of which $35.0 million is restricted cash. This represents a decrease of $0.9 million from the corresponding balance at December 31, 2000. The components of this decrease, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

                                                                    (Millions)

 Balance, December 31, 2000                                            $47.4
                                                                        ----

 Net cash provided by operating activities                              (2.1)

 Net cash provided by (used in) financing activities:
 -   Financing activities, excluding dividend payments                  17.7
 -   Dividend payments                                                 (10.1)
 Investment in debt securities                                           1.9
 Cash invested in plant, including nuclear fuel                         (8.3)
                                                                        -----

        Net Change in Cash                                              (0.9)
                                                                        -----

 Balance, March 31, 2001                                               $46.5
                                                                        =====

UIL Holdings' capital requirements are presently projected as follows:

                                                             2001       2002        2003        2004        2005
                                                             ----       ----        ----        ----        ----
                                                                                 (millions)
Cash on Hand - Beginning of Year  (1)                        $14.2     $  -        $  -       $  -        $  -
Funds from Operations less Dividends  (2)                     70.9       83.9        93.8       90.2        96.5
                                                          --------------------------------------------------------
         Subtotal                                             85.1       83.9        93.8       90.2        96.5

Less:
Capital Expenditures  (2)
     UI                                                       68.4       39.1        29.4       47.0        33.2
     URI                                                      22.0       11.5        15.5       13.1        14.6
                                                          --------------------------------------------------------
        Total Capital Expenditures                            90.4       50.6        44.9       60.1        47.8

Plus:
Net Cash from Plant Sales  (3)                                20.2      143.6         -          -           -
                                                          --------------------------------------------------------

Cash Available to pay Debt Maturities and Redemptions         14.9      176.9        48.9       30.1        48.7

Less:
Maturities and Mandatory Redemptions                           -        100.0       100.0        -           4.3
Optional Redemptions                                           -        128.2         -          -           -
                                                          --------------------------------------------------------

External Financing Requirements (Surplus)  (2)               (14.9)      51.3        51.1      (30.1)      (44.4)
                                                          --------------------------------------------------------

Plus:
Issuance and Sale of Long-term Debt                           75.0       75.0        75.0        -           -
                                                          --------------------------------------------------------

Increase (Decrease) in Short-Term Borrowings                 (89.9)     (23.7)      (23.9)     (30.1)      (44.4)
                                                          --------------------------------------------------------

Short-Term Borrowings - End of Year                          $20.8      $(2.9)     $(26.8)    $(56.9)    $(101.3)
                                                          ========================================================

(1) Excludes $3.3 million Seabrook Unit 1 operating deposit, and restricted cash of American Payment Systems, Inc. of $29.9 million.
(2) Funds from Operations less Dividends, Capital Expenditures and External Financing Requirements are estimates based on current earnings and cash flow projections. All of these estimates are subject to change due to future events and conditions that may be substantially different from those used in developing the projections.
(3) The estimate for Net Cash from Plant Sales for 2002 is based on speculative pricing and other projections for the sale of Seabrook Unit 1, including a sale date in early 2002.

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

See Item 1, "Notes to Financial Statements," Notes (B) and (E) for a discussion of UIL Holdings' credit arrangements.

                              SUBSIDIARY OPERATIONS

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

AMERICAN PAYMENT SYSTEMS, INC. (APS) is the largest vendor in the nation for walk-in payment of utility bills. APS manages a national network of agents for the processing of bill payments made by customers of UI and other companies. It recruits and manages agents who collect payments for APS clients that include major utility and telecommunications companies. APS collects and forwards payment and other information electronically to its clients, and sweeps agent accounts daily for deposit in the clients' bank accounts. It processes all critical data in-house in Hamden, Connecticut. An APS subsidiary, CellCards of Illinois, LLC, markets prepaid telecommunications calling cards at check-cashing centers throughout the United States.

XCELECOM, INC. (Xcelecom, formerly known as Precision Power, Inc.) and its subsidiaries, provide general and specialty electrical and voice-data-video design, construction, systems integration and services in regional markets of the Northeastern United States. The Xcelecom group currently includes Allan Electric Co., Inc., Brite-Way Electrical Contractors, Inc., JBL Electric, Inc. and The Datastore, Incorporated, of New Jersey, Orlando Diefenderfer Electrical Contractors, Inc., of Pennsylvania, and Johnson Electric Co., Inc., McPhee Electric Ltd., LLC and McPhee Utility Power and Signal, Ltd., of Connecticut. Xcelecom also owns and operates heating and cooling energy centers through its Thermal Energies, Inc. subsidiary, providing heating and cooling services to two of New Haven, Connecticut's largest office and government complexes.

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

o FRESHNEX - UCI owns an 13.2% interest in an integrated business-to-business electronic trading system for the food industry that creates a national wholesale exchange linking supply, ordering, freight logistics and financial settlement functions into one fulfillment system;

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

FIRST QUARTER 2001 VS. FIRST QUARTER 2000
-----------------------------------------

UIL HOLDINGS' RESULTS OF OPERATIONS
-----------------------------------

First quarter 2001 earnings per share from operations for UIL Holdings reflect the change in the quarterly earnings pattern compared to 2000 that was predicted in the "Looking Forward" section of UIL Holdings' Annual Report on Form 10-K for 2000; and they achieved the middle of the estimated range of earnings per share from operations for the first quarter of 2001.

---------------------------------------------------------------------------------------------------------
                                                                              2001 more (less) than 2000
                                          Quarter Ended     Quarter Ended     ---------------------------
                ($000 except EPS)         March 31, 2001    March 31, 2000        Amount        Percent
---------------------------------------------------------------------------------------------------------
Operating Revenue
   United Illuminating                        $165,214          $180,977         $(15,763)         (9)%
   United Resources                            $77,048           $23,338          $53,710         230%
   Eliminations                                   $(64)             $(75)             $11          14%
     Total Operating Revenue                  $242,198          $204,240          $37,958          19%
TOTAL EARNINGS FOR COMMON STOCK                 $9,476           $16,865          $(7,389)        (44)%
EARNINGS PER SHARE (BASIC)
   United Illuminating                           $0.77             $1.19           $(0.42)        (35)%
   United Resources                             $(0.10)            $0.01           $(0.11)      (1100)%
              TOTAL EPS FROM OPERATIONS          $0.67             $1.20           $(0.53)        (44)%
   Dilution                                      $0.00             $0.00            $0.00         - -
     TOTAL EPS (DILUTED)                         $0.67             $1.20           $(0.53)        (44)%
---------------------------------------------------------------------------------------------------------

UNITED ILLUMINATING (UI) RESULTS OF OPERATIONS
----------------------------------------------

First quarter 2001 results for UI also reflect the change in the quarterly earnings pattern compared to 2000 that was predicted in UIL Holdings' Annual Report on Form 10-K for 2000.

---------------------------------------------------------------------------------------------------
                                                                        2001 more (less) than 2000
                                    Quarter Ended     Quarter Ended     ---------------------------
        ($000 except EPS)           March 31, 2001    March 31, 2000       Amount         Percent
---------------------------------------------------------------------------------------------------
Total Operating Revenue                $165,214           $180,977         $(15,763)          (9)%
TOTAL EARNINGS FOR COMMON STOCK         $10,927            $16,741          $(5,814)         (35)%
EPS FROM OPERATIONS (BASIC)
   UI excluding Nuclear Division          $0.77               $.97           $(0.20)         (21)%
   Nuclear Division                       $0.00              $0.22           $(0.22)        (100)%
     Total UI EPS from operations         $0.77              $1.19           $(0.42)         (35)%
GWH SALES (THOUSANDS OF MWH)              1,408              1,402                6           0.4%
---------------------------------------------------------------------------------------------------

                        UI EXCLUDING THE NUCLEAR DIVISION

Excluding the Nuclear Division, UI's earnings were $0.77 per share in the first quarter of 2001, compared to $0.97 per share in the first quarter of 2000. The $0.20 per share decrease was due primarily to the $2.0 million increase (after-tax) in accelerated amortization expense that went into effect on January 1, 2001 as part of UI's Rate Plan (described below), and to a $2.9 million decrease in the pre-tax earnings of its employees' pension fund. The increase in accelerated amortization will be repeated, and pension fund earnings are expected to produce somewhat similar results in the remaining three quarters of 2001. Both changes have been anticipated in UIL Holdings' earnings guidance for 2001. See the "Looking Forward" section for more details.

The details below explain the variances for the first quarter of 2001 compared to the first quarter of 2000 for UI, excluding the nuclear division. It should be noted that changes to income and expense items in the Distribution Division have an immediate net income impact, while changes to those items in "other unbundled utility divisions" do not. Those divisions include the Competitive Transition Assessment (CTA) and the Systems Benefits Charge (SBC), both of which earn an allowed 11.5% return on the equity portion of their respective rate bases. If the CTA or SBC revenues and expenses result in a return more or less than the allowed return of 11.5%, that return is achieved by either accruing additional amortization expenses or by deferring such expenses, as required. Amortization expenses in those divisions impact earnings indirectly through changes to rate base. The other unbundled divisions include the Generation Service Charge (GSC), the Conservation and Load Management (C&LM) charge, and the Renewables charge. These are pass-through charges and, except for a small management fee earned in the C&LM division, expenses are either accrued or deferred such that there is no net income associated with these divisions.

Overall, UI retail revenue increased by $0.4 million in the first quarter of 2001, to $149.3 million, compared to the first quarter of 2000.

                                                                 $ millions
-------------------------------------------------------------- -----------------
                                                                  Increase/
               Retail Revenues from Operations                   (Decrease)
-------------------------------------------------------------- -----------------
Revenue from Distribution Division:
-------------------------------------------------------------- -----------------
Estimate of  operating  Distribution  Division  component  of
"weather corrected" retail sales growth of (0.5)%                    (0.3)
-------------------------------------------------------------- -----------------
Estimate of  operating  Distribution  Division  component  of
weather effect on retail sales of 0.9%                                0.5
-------------------------------------------------------------- -----------------
Impact of mix of sales on average price and other                     0.4
-------------------------------------------------------------- -----------------
        TOTAL RETAIL REVENUE FROM DISTRIBUTION DIVISION               0.6
-------------------------------------------------------------- -----------------
       REVENUE FROM OTHER UNBUNDLED UTILITY DIVISIONS                (0.2)
-------------------------------------------------------------- -----------------
         TOTAL UI RETAIL REVENUE                                      0.4
-------------------------------------------------------------- -----------------

Other operating revenues decreased by $8.2 million in the first quarter of 2001, compared to the first quarter of 2000, explained as follows: A decrease of $9.5 million of operating revenues was mostly offset by a decrease of $7.4 million of amortization expense for truing-up earnings shortfalls in the CTA and the SBC. See the amortization section below for the offsetting variance. Other operating revenues also include transmission revenues from the New England Power Pool (NEPOOL), which increased by $0.9 million in the first quarter of 2001, compared to the first quarter of 2000, and were partially offset by an increase of $0.4 million in transmission operation expense. Other operating revenue items increased by $0.3 million.

Retail fuel and energy expense increased by $1.3 million in the first quarter of 2001, compared to the first quarter of 2000. UI receives, and will receive through 2003, electricity to satisfy its standard offer retail customer service requirements through fixed-price purchased power agreements. These costs are recovered through the GSC portion of UI's unbundled retail customer rates. It should be noted that a small number of customers have elected alternate suppliers to provide generation services, but this has no effect on UI's financial results.

UI's operating expenses for operation and maintenance (O&M) and purchased capacity (capacity) increased by $1.5 million in the first quarter of 2001, compared to the first quarter of 2000. The principal components of these expense changes included:

                                                                   $ millions
----------------------------------------------------------------- -------------
                                                                    Increase/
Operating Distribution Division:                                   (Decrease)
----------------------------------------------------------------- -------------
  Pension fund earnings and employee benefits costs                   3.1
----------------------------------------------------------------- -------------
  NEPOOL transmission expense                                         0.7
----------------------------------------------------------------- -------------
  Other transmission expense                                         (0.4)
----------------------------------------------------------------- -------------
  Other expense                                                      (0.2)
----------------------------------------------------------------- -------------
                  TOTAL OPERATING DISTRIBUTION DIVISION               3.2
----------------------------------------------------------------- -------------
         O&M and Capacity from other unbundled utility divisions     (1.7)
----------------------------------------------------------------- -------------
     TOTAL O&M AND CAPACITY EXPENSE                                   1.5
----------------------------------------------------------------- -------------


Other taxes for UI decreased by $0.5 million in the first quarter of 2001, compared to the first quarter of 2000, due to a $0.3 million reduction in property taxes for the Distribution Division, and a $0.2 million reduction in property taxes for the CTA.

Depreciation expense for UI increased by $0.3 million in the first quarter of 2001, compared to the first quarter of 2000.

On December 31, 1996, the DPUC issued an order that implemented a five-year Rate Plan to reduce UI's regulated retail prices and accelerate the recovery of certain "regulatory assets." According to the Rate Plan, under which UI is currently operating, "accelerated" amortization of past regulated utility investments is scheduled for every year that the Rate Plan is in effect, contingent upon UI earning a 10.5% return on regulated utility common equity. Beginning in 2000, these accelerated amortizations are charged to, and impact directly the earnings of, the operating Distribution Division. They impact the earnings of the CTA only indirectly through changes to the CTA rate base. Additionally, any "sharing" amortization required as a result of the Distribution Division exceeding an allowed 11.5% return on the equity portion of its rate base impacts the Distribution Division earnings, but reduces CTA rate base. UI is allowed to earn an 11.5% return, no more and no less, on the equity portion of the CTA rate base that includes all stranded assets. If CTA revenues and various costs included in the CTA do not produce the allowed 11.5% return, then amortization of regulatory assets is either accelerated or deferred, accordingly, to achieve that return. A similar mechanism is in place to deal with SBC, but the impact is immaterial. The table below shows the increases and decreases in the first quarter of 2001, compared to the first quarter of 2000. "Accelerated" amortization is spread evenly throughout the year, assuming the 10.5% return is maintained, but "sharing" amortization will only take place once the Distribution Division achieves an 11.5% return on the common equity portion of its rate base on a year-to-date basis. This usually will not occur until at least the third quarter, and all positive earnings of the Distribution Division from that point to the end of the year will be "shared". Amortization of regulatory assets decreased in the first quarter of 2001, compared to the first quarter of 2000, by $5.5 million. The principal components of this change were:

                                                                  $ millions
---------------------------------------------------- ----------- ---------------
Amortization of regulatory assets:                    As Booked    After-tax
---------------------------------------------------- ----------- ---------------
  Distribution Division:
---------------------------------------------------- ----------- ---------------
  Accelerated amortization                                2.0         2.0
---------------------------------------------------- ----------- ---------------
  "Sharing" from operations                               0.0         0.0
---------------------------------------------------- ----------- ---------------
  Other                                                  (0.1)       (0.1)
---------------------------------------------------- ----------- ---------------
                      TOTAL DISTRIBUTION DIVISION         1.9         1.9
---------------------------------------------------- ----------- ---------------
  Amortization in CTA and SBC                            (7.4)       (4.4)
---------------------------------------------------- ----------- ---------------
         TOTAL AMORTIZATION OF REGULATORY ASSETS         (5.5)       (2.5)
---------------------------------------------------- ----------- ---------------

Interest charges for UI, including the "Dividend requirement of mandatorily redeemable securities," decreased by $0.8 million in the first quarter of 2001, compared to the first quarter of 2000.

                                NUCLEAR DIVISION

The Nuclear Division broke even in the first quarter of 2001, compared to earnings of $0.22 per share in the first quarter of 2000. Much of the decline in earnings was anticipated in the "Looking Forward" section of UIL Holdings' Annual Report on Form 10-K for 2000. About $0.14 per share was due to anticipated outages, and $0.12 per share was due to unscheduled outages. These impacts were partly offset by reduced expenses. Seabrook Unit 1 has been operating normally since early April 2001, and the Millstone Unit 3 generating unit was sold on March 31, 2001. There was no direct impact on UIL Holdings' financial results in the first quarter of 2001 from the sale of UI's ownership share of the Millstone Unit 3 generating unit.

Wholesale sales margin decreased by $7.6 million in the first quarter of 2001, compared to the first quarter of 2000, due to the scheduled and unscheduled outages at the nuclear units. Nuclear Division operation and maintenance expense decreased by $2.2 million in the first quarter of 2001, compared to the first quarter of 2000.

United Resources (URI) Results of Operations
--------------------------------------------

-------------------------------------------------------------------------------------------------------------
                                                                                  2001 more (less) than 2000
                                                 Quarter Ended      Quarter Ended ---------------------------
                   ($000 except EPS)             March 31, 2001    March 31, 2000     Amount        Percent
-------------------------------------------------------------------------------------------------------------
Total Operating Revenue                              $77,048           $23,338         $53,710         230%
TOTAL EARNINGS FOR COMMON STOCK                      $(1,451)             $124         $(1,575)      (1270)%
EPS FROM OPERATIONS (BASIC AND DILUTED)
   Operating Businesses
     American Payment Systems, Inc.                    $0.00             $0.05          $(0.05)       (100)%
     Xcelecom, Inc.                                    $0.01            $(0.02)          $0.03        (150)%
                      SUBTOTAL                         $0.01             $0.03          $(0.02)        (67)%
   Passive Investments
     United Bridgeport Energy, Inc.                    $0.00            $(0.07)          $0.07         100%
     United Capital Investments, Inc.                 $(0.05)            $0.07          $(0.12)       (171)%
                      SUBTOTAL                        $(0.05)            $0.00          $(0.05)        - -
   URI Headquarters (Note A)                          $(0.06)           $(0.02)         $(0.04)       (200)%
       TOTAL NON-REGULATED EPS FROM OPERATIONS        $(0.10)            $0.01          $(0.11)      (1100)%
-------------------------------------------------------------------------------------------------------------

Note(A): Includes financial leveraging, strategic and administrative costs for URI, the holding company for all non-regulated business units.

Overall, URI lost approximately $1.5 million, or $0.10 per share, in the first quarter of 2001, compared to earnings of about $0.1 million, or $0.01 per share, in the first quarter of 2000. Expenses for the URI businesses, including cost of goods sold, selling and administrative expenses, increased by $52 million in the first quarter of 2001, compared to the first quarter of 2000, almost entirely as the result of acquiring other companies. Other taxes for URI increased by $0.1 million. Depreciation and amortization expense for the URI businesses increased by $1.0 million. Additionally, there was a $0.8 million recognition of start-up costs in the first quarter of 2001.

Interest charges for URI increased by a net $1.8 million in the first quarter of 2001, compared to the first quarter of 2000. The results of each of the subsidiaries of URI for the first quarter of 2001, as presented below, reflect the allocation of debt costs from the parent based on an interest rate and a capital structure, including equity and debt components, deemed to be appropriate for that type of business.

     URI OPERATING BUSINESSES

                      AMERICAN PAYMENT SYSTEMS, INC. (APS)

APS broke even in the first quarter of 2001, compared to earnings of $0.05 per share in the first quarter of 2000. Earnings from continuous operations were about $0.03 per share, but these were offset by business development and selling expenses associated with growth plans. Higher bank fees and other expenses reduced earnings by about $0.02 per share.

                            XCELECOM, INC. (XCELECOM)

Xcelecom earned $0.01 per share in the first quarter of 2001, compared to a $0.02 per share loss in the first quarter of 2000. Xcelecom earned $0.07 per share from normal operations but, in connection with its overall construction management process, it established loss reserves relating to projects at certain of its subsidiaries. The effect of these charges was approximately $0.06 per share in the first quarter of 2001 and will amount to a total of $0.11 per share for all of 2001. Operating revenue increased by $53 million, to $67 million, in the first quarter of 2001, due primarily to acquisitions completed in 2000.

     URI PASSIVE INVESTMENTS

                      UNITED BRIDGEPORT ENERGY, INC. (UBE)

UBE broke even in the first quarter of 2001, compared to a loss of $0.07 per share in the first quarter of 2000. The losses in the first quarter of 2000 were due to a shutdown of the Bridgeport Energy generating facility to repair the steam turbine and to make modifications to the combustion turbine. See the "Looking Forward" section for more information on issues involving Installed Capacity (ICAP) revenues and on plans to reduce the risk of the UBE investment and ensure positive earnings.

                     UNITED CAPITAL INVESTMENTS, INC. (UCI)

UCI lost $0.05 per share in the first quarter of 2001, compared to earnings of $0.07 per share in the first quarter of 2000. The loss in 2001 was due to valuation losses on passive investments, reflecting prevailing market conditions and start-up expenses related to UCI's investment in the proposed merchant electric transmission line project connecting Connecticut and Long Island. The earnings in 2000 were due to unrealized gains on passive investments.

     URI HEADQUARTERS

URI, the holding company for all non-regulated businesses, lost $0.06 per share in the first quarter of 2001, compared to a loss of $0.02 per share in the first quarter of 2000, related to its Headquarters expense. The results of each of the subsidiaries of URI, as presented above, reflect interest expense on allocated debt from URI, based on an interest rate and a capital structure, including equity and debt components, deemed to be appropriate for that type of business. Some financial leveraging, and strategic and administrative costs for the subsidiaries of URI, are retained by the parent URI. The increased loss at URI Headquarters reflects additional leveraging in 2001.


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

A LOOK AT 2001:  REVISED ESTIMATES
----------------------------------

UIL Holdings expects that its 2001 earnings will be $4.15-$4.25 per share. This range reflects a $0.25 per share reduction from the previous estimate of $4.40-$4.50 per share and reflects the previously described issues at Xcelecom and UCI in the first quarter of 2001 and a delayed schedule for future Xcelecom acquisitions. See below for further details.

     UI EARNINGS ESTIMATES FOR 2001

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

     Sharing Implementation

"Sharing" in 2001 will result only if UI's regulated operating Distribution Division exceeds its allowed return of 11.5% on its portion of regulated utility common equity. Earnings subject to sharing do not include the CTA and other unbundled utility components. UI is allowed to earn an 11.5% return, no more and no less, on the equity portion of the CTA rate base that includes all stranded assets. The CTA return, therefore, is not subject to "sharing." Distribution Division earnings will not likely exceed the sharing level before the third quarter of 2001. Assuming the sharing level of earnings is exceeded in the third quarter of 2001, then earnings in the third quarter that exceed that level and all positive regulated Distribution Division earnings recorded in the fourth quarter of 2001 will be subject to "sharing."

The framework of the current Rate Plan, including the "sharing" mechanism, is expected to continue at least through 2001.

Overall, UI, including the Nuclear Division, is expected to contribute $3.85-$3.95 to UIL Holdings' earnings per share in 2001.

If UI were to earn 11.5% on regulated utility equity, excluding the Nuclear Division, that level of earnings would generate $3.35-$3.45 per share for UIL Holdings.

UI is allowed to earn an 11.5% return on the equity portions of CTA and the SBC rate base (the latter is minimal), no more and no less. For the most part, the regulatory assets that are being recovered through the CTA are being amortized on a straight-line basis. If CTA revenues and expenses produce a return more or less than the allowed return, then amortization of regulatory assets is adjusted to "true-up" to the allowed return. This true-up adjusts for sales volume fluctuations as well as pricing factors. A similar adjustment, on a much less significant scale, applies to the SBC component.

The generation service, conservation and renewables charges are pass-through charges, based on rates that were set for the standard offer period through 2003. In the case of generation service, UI has contracted with Enron Power Marketing, Inc., a subsidiary of Enron Corp., for all of UI's retail customer standard offer service requirements, through 2003, on a fixed-price basis. This agreement protects UIL Holdings' shareowners and UI's retail customers from the type of market and pricing volatility that is being experienced in California, regardless of demand and volume requirements. The only retail electricity sales volume fluctuations that directly impact UI's net income are those that apply to the operating Distribution Division component of rates. Thus, a 1% sales volume increase will produce additional sales margin of about $2.4 million in 2001. The Distribution Division was impacted negatively in 2000 by a 0.9% sales decrease, due to mild summer weather.

A mandated increase in Distribution Division accelerated amortization expense, the absence of a significant one-time gain that occurred in 2000, a reduction in pension fund earnings and other 2001 cost increases relative to 2000 will likely prevent Distribution Division earnings from exceeding the 11.5% allowed return level in 2001.

     Nuclear Division Earnings Estimates for 2001

The Nuclear Division contributed $0.45 per share to UIL Holdings' results for 2000. Assuming Seabrook Unit 1 operates normally for the last three quarters of 2001, the contribution to earnings in 2001 of the Seabrook unit should be about the same as the 2000 earnings. It is possible for earnings to improve slightly from that level if the unit operates at near full capacity, as it did in 2000 before the fourth quarter refueling outage began.

UI's share of the Millstone Unit 3 nuclear generating unit was sold on March 31, 2001. There was no direct impact on financial results in the first quarter, and net-of-tax proceeds from the sale that were in excess of the market value of the plant, as set by the DPUC, are credited to the CTA plant balances and rate base. That amount has been estimated to be about $14 million and is subject to true-up.

     URI EARNINGS ESTIMATES

UIL Holdings' non-regulated businesses, under the parent URI, are expected to earn $0.25-$0.35 per share in 2001. This is a reduction of $0.35 per share from the previous estimate of $0.60-$0.70 per share, reflecting actions by Xcelecom and the performance of passive investments in the first quarter. See the discussion below for details.

APS is expected to break even in 2001, although its base business is expected to contribute about 15% more than the $0.15 per share earned in 2000. The expected reduction in total earnings reflects anticipated strategic expenses designed to produce future earnings enhancements in the non-contracted payment segment of its business and the continued growth of APS's traditional base business. Management's experience with Xcelecom indicates that incurring short-term strategic expenses to build an appropriate management team and processes that are necessary to grow through acquisitions and product and service enhancements will increase shareowner value in the longer term. Management believes that experience will be equally applicable to APS. During the first quarter of 2001, one of APS's major transaction volume clients requested an extension through March 2003 of its scheduled contract termination date of December 31, 2001 and notified APS of its intention to gradually phase out APS's bill payment services by March 2003. In addition, APS is currently awaiting responses to proposals it has made and is in contract negotiations with several potential new clients, which, if successful, will more than offset any decline in revenues that may occur from the loss of the one major client.

Earnings for Xcelecom are expected to grow to $0.35-$0.40 per share in 2001 from the $0.15 per share earned in 2000. This is $0.20 per share less than the previous estimate of $0.55-$0.60 per share because of the $0.11 per share project write-downs in 2001 and because of a delay in Xcelecom's future acquisition schedule. Xcelecom will continue to monitor economic trends as they may impact its operations going forward.

URI's passive investment earnings are expected to be offset by URI's Headquarters' costs, resulting in a loss of $0.10 to $0.05 per share in 2001. This estimate incorporates the $0.05 per share loss at UCI in the first quarter of 2001. URI's investments include United Bridgeport Energy, Inc. (UBE), which is expected to contribute about $0.20 per share in 2001. UBE's expected contribution assumes the favorable outcome of an important pending matter that management is confident will come about, although there can be no assurance that it will occur. The assumption is the anticipated recording of UBE's portion of ICAP revenues in 2001, producing about $0.25 per share for UBE. The Federal Energy Regulatory Commission (FERC), in a ruling in 2000, affirmed the value of the ICAP market in New England, thereby validating a pre-existing contract of Bridgeport Energy for ICAP revenues. In a subsequent hearing, the FERC affirmed its ICAP decision. However, it is possible that the FERC's ruling may be challenged in court. Also, UBE has an agreement with Duke Energy Trading and Marketing, the marketing entity for the Bridgeport Energy generating unit, that will effectively eliminate UBE's exposure to operating risk, including margin risk for all of 2001. In return, UBE will forego potential upside earnings from the unregulated energy market, as well as a portion of anticipated 2001 ICAP revenues.

As stated previously, as a result of management's continued confidence in the potential of the non-regulated businesses, UIL Holdings is evaluating further investments in this area. Near-term losses could be incurred due to these new growth initiatives, if the potential for future earnings is deemed to warrant such losses.

Quarterly Earnings Pattern for 2001
-----------------------------------

The 2001 quarterly earnings pattern for UI is expected to be different than the 2000 pattern. Nuclear Division outages in the first quarter of 2001 reduced earnings, compared to the first quarter of 2000. Higher mandated amortization expense for the Distribution Division will be spread evenly throughout the year, and reduced pension fund earnings will affect every quarter. Since UI is not projecting any significant "sharing" in 2001 at this time, primarily because of these changes and also because of the absence of a one-time item that occurred in 2000, the third and fourth quarters of 2001 should show an improvement compared to the corresponding quarters in 2000. "Sharing," resulting in earnings reductions, does not take place until at least the third quarter of any year. UIL Holdings makes every effort to incorporate such impacts, including the sharing impact, in its earnings estimates as each quarter is reported.

Actual 2001 results may vary from estimates, depending on changes due to weather, economic conditions, sales mix (the usage pattern of the Distribution Division's retail customers), the ability to control expenses, and other unanticipated events. These factors can change from quarter to quarter.

UIL Holdings' current overall estimate of earnings per share from operations for 2001 is $4.15-$4.25, and the estimates of quarterly results are as follows:

Earnings per share from operations:

                      Estimated       Actual          Actual
  Quarter             2001 Range*      2001            2000
  -------            -----------       ----            ----
     1               $0.65 - $0.70    $0.67           $1.20
     2               $0.85 - $0.90                     1.41
     3               $1.55 - $1.60                     1.19
     4               $1.05 - $1.10                     0.46
                                                      -----
                                                      $4.26

*Quarterly range estimates are not additive, that is, adding the low range numbers produces a result that is lower than UIL Holdings' low estimate for the year, and adding the high range numbers produces a result that is higher than UIL Holdings' high estimate for the year. The sums of the low and high range values should not be construed to represent any estimate other than UIL Holdings' annual estimate of $4.15-$4.25 per share. The quarterly range estimates do not add to the total UIL Holdings' range for the year because impacts in one quarter can affect the results of other quarters through the sharing mechanism and through timing of activities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

UIL Holdings believes that it has no material quantitative or qualitative exposure to market risk associated with activities in derivative financial instruments, other financial instruments or derivative commodity instruments.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

          Exhibit
         Table Item     Exhibit
          Number        Number                            Description
         ----------     -------                           -----------
          (10)          10.10a+   Copy of  Voluntary Termination and Release Agreement, made as of
                                  December 26, 2000, between The United Illuminating Company and
                                  James L. Benjamin.

          (21)          21a       List of subsidiaries of UIL Holdings Corporation, superseding
                                  Exhibit 21*.

-------------------------------

+  Management contract or compensatory plan or arrangement.

* Filed with Annual Report (Form 10-K) of UIL Holdings Corporation for fiscal year ended December 31, 2000.


     (b) Reports on Form 8-K.

           None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         UIL HOLDINGS CORPORATION




Date   5/14/2001              Signature           /s/ Robert L. Fiscus
    -------------                      ----------------------------------------
                                                     Robert L. Fiscus
                                        Vice Chairman of the Board of Directors
                                               and Chief Financial Officer