Form 10-Q
period 2001-06-30
UIL HOLDINGS CORP
filed 2001-08-14
CIK 1082510

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

The number of shares outstanding of the issuer's only class of common stock, as of June 30, 2001, was 14,323,798.

                                      INDEX

                           PART I. FINANCIAL INFORMATION

                                                                      PAGE
                                                                     NUMBER
                                                                     ------

Item 1.  Financial Statements.                                          3

         Consolidated Statement of Income for the three and
           six months ended June 30, 2001 and 2000.                     3
         Consolidated Balance Sheet as of June 30, 2001 and
           December 31, 2000.                                           4
         Consolidated Statement of Cash Flows for the three and
           six months ended June 30, 2001 and 2000.                     6

         Notes to Consolidated Financial Statements.                    7
           -   Statement of Accounting Policies                         7
           -   Capitalization                                           8
           -   Rate-Related Regulatory Proceedings                      9
           -   Short-term Credit Arrangements                          11
           -   Income Taxes                                            13
           -   Supplementary Information                               14
           -   Commitments and Contingencies                           15
               -  Capital Expenditure Program                          15
               -  Nuclear Insurance Contingencies                      15
               -  Other Commitments and Contingencies                  15
                  -  Connecticut Yankee                                15
                  -  Hydro-Quebec                                      16
                  -  Long Island Cable Project                         16
                  -  Environmental Concerns                            16
                  -  Site Decontamination, Demolition and
                        Remediation Costs                              16
           -   Nuclear Fuel Disposal and Nuclear Plant Decommissioning 17
           -   Segment Information                                     17
           -   Restructuring                                           18

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                    19

           -   Major Influences on Financial Condition                 19
           -   Capital Expenditure Program                             21
           -   Liquidity and Capital Resources                         21
           -   Subsidiary Operations                                   22
           -   Results of Operations                                   23
           -   Looking Forward                                         33

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.    36

                           Part II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.         37

Item 6.  Exhibits and Reports on Form 8-K.                             37

         SIGNATURES                                                    38

                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                            UIL HOLDINGS CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME

                       (Thousands except per share amounts)
                                   (Unaudited)

                                                               Three Months Ended            Six Months Ended
                                                                    June 30,                     June 30,
                                                               2001          2000           2001          2000
                                                               ----          ----           ----          ----
OPERATING REVENUES (NOTE G)
  Utility                                                      $173,714      $164,012       $338,928      $344,989
  Non-regulated businesses                                       88,795        30,792        165,779        54,055
                                                           -------------  ------------   ------------  ------------
  Total Operating Revenues                                      262,509       194,804        504,707       399,044
                                                           -------------  ------------   ------------  ------------
OPERATING EXPENSES
  Operation
     Fuel and energy                                             65,910        72,870        134,292       140,339
     Capacity purchased                                             963         1,457          1,892         2,904
     Other operation and maintenance                            115,724        62,307        219,936       119,071
     Non-regulated-selling, general and administrative           11,053         5,517         20,297        10,261
  Depreciation and amortization (Note G)                         21,274        (1,010)        40,776        22,763
  Taxes-other than income taxes (Note G)                         10,630        10,274         21,713        22,217
                                                           -------------  ------------   ------------  ------------
       Total                                                    225,554       151,415        438,906       317,555
                                                           -------------  ------------   ------------  ------------
OPERATING INCOME                                                 36,955        43,389         65,801        81,489
                                                           -------------  ------------   ------------  ------------

OTHER INCOME AND (DEDUCTIONS) (NOTE G)                            1,781        (1,165)         3,005         1,591
                                                           -------------  ------------   ------------  ------------

INCOME BEFORE INTEREST CHARGES AND INCOME TAXES                  38,736        42,224         68,806        83,080
                                                           -------------  ------------   ------------  ------------

INTEREST CHARGES
  Interest on long-term debt                                     10,869         9,513         21,051        19,119
  Interest on Seabrook obligation bonds owned by UI              (1,580)       (1,617)        (3,160)       (3,235)
  Dividend requirement of mandatorily redeemable securities           -         1,203              -         2,406
  Other interest (Note G)                                           812           635          2,812         1,026
                                                           -------------  ------------   ------------  ------------
                                                                 10,101         9,734         20,703        19,316
  Amortization of debt expense and redemption premiums              544           576          1,094         1,139
                                                           -------------  ------------   ------------  ------------
       Net Interest Charges                                      10,645        10,310         21,797        20,455
                                                           -------------  ------------   ------------  ------------

INCOME BEFORE INCOME TAXES                                       28,091        31,914         47,009        62,625

INCOME TAXES (NOTE F)                                            12,871        14,118         22,313        27,964
                                                           -------------  ------------   ------------  ------------

NET INCOME AND INCOME APPLICABLE TO COMMON STOCK                $15,220       $17,796        $24,696       $34,661
                                                           =============  ============   ============  ============

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC              14,093        14,076         14,089        14,073
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED            14,153        14,079         14,145        14,075

EARNINGS PER SHARE OF COMMON STOCK - BASIC AND DILUTED            $1.08         $1.26          $1.75         $2.46

CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                 $0.72         $0.72          $1.44         $1.44


                The accompanying Notes to Consolidated Financial
           Statements are an integral part of the financial statements.

                            UIL HOLDINGS CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                             (Thousands of Dollars)


                                                            June 30,            December 31,
                                                              2001                 2000*
                                                              ----                 -----
                                                           (Unaudited)
Current Assets
  Unrestricted cash and temporary cash investments               $11,740               $14,237
  Restricted cash                                                 31,073                33,202
  Accounts receivable
  Customers, less allowance for doubtful
     accounts of $2,610 and $2,569                               214,592               190,159
  Unbilled revenues                                               33,753                36,694
  Materials and supplies, at average cost                         10,492                10,938
  Prepayments                                                      3,417                 2,875
  Other                                                              339                   201
                                                         ----------------     -----------------
     Total                                                       305,406               288,306
                                                         ----------------     -----------------

Other Property and Investments
   Investment in United Bridgeport Energy facility                86,958                90,284
   Nuclear decommissioning trust fund assets                      25,561                32,844
   Other                                                           9,050                 7,862
                                                         ----------------     -----------------
                                                                 121,569               130,990
                                                         ----------------     -----------------

Property, Plant and Equipment at original cost
  In service                                                     900,127               962,485
  Less, accumulated provision for depreciation                   412,063               466,635
                                                         ----------------     -----------------
                                                                 488,064               495,850

Construction work in progress                                     37,491                30,267
Nuclear fuel                                                      19,168                24,536
                                                         ----------------     -----------------
     Net Property, Plant and Equipment                           544,723               550,653
                                                         ----------------     -----------------

Regulatory Assets (FUTURE AMOUNTS DUE FROM CUSTOMERS
                   THROUGH THE RATEMAKING PROCESS)
  Nuclear plant investments-above market                         487,603               497,829
  Income taxes due principally to book-tax differences           112,595               123,043
  Long-term purchase power contracts-above market                120,289               128,328
  Connecticut Yankee                                              22,663                24,272
  Unamortized redemption costs                                    21,733                22,293
  Other                                                           75,502                44,628
                                                         ----------------     -----------------
     Total                                                       840,385               840,393
                                                         ----------------     -----------------

Deferred Charges
  Goodwill                                                        58,935                51,508
  Unamortized debt issuance expenses                               5,759                 5,477
  Other                                                              872                 1,227
                                                         ----------------     -----------------
     Total                                                        65,566                58,212
                                                         ----------------     -----------------

                                                              $1,877,649            $1,868,554
                                                         ================     =================

*Derived from audited financial statements

          The accompanying Notes to Consolidated Financial
       Statements are an integral part of the financial statements.

                            UIL HOLDINGS CORPORATION
                           CONSOLIDATED BALANCE SHEET

                         LIABILITIES AND CAPITALIZATION
                             (Thousands of Dollars)


                                                           June 30,          December 31,
                                                             2001                2000*
                                                             ----                ----
                                                         (Unaudited)
Current Liabilities
  Current portion of long-term debt                              $665                 $ -
  Notes payable                                                36,388             110,699
  Accounts payable                                            125,157             149,146
  Dividends payable                                            10,147              10,135
  Taxes accrued                                                15,335               3,845
  Interest accrued                                             18,220               8,528
  Obligations under capital leases                                421                 405
  Other accrued liabilities                                   103,363              73,762
                                                     -----------------    ----------------
          Total                                               309,696             356,520
                                                     -----------------    ----------------

Noncurrent Liabilities
  Purchase power contract obligation                          120,289             128,328
  Nuclear decommissioning obligation                           25,561              32,844
  Connecticut Yankee contract obligation                       16,056              17,157
  Obligations under capital leases                             15,511              15,725
  Other                                                        11,741              14,432
                                                     -----------------    ----------------
          Total                                               189,158             208,486
                                                     -----------------    ----------------

Deferred Income Taxes (FUTURE TAX LIABILITIES OWED
                       TO TAXING AUTHORITIES)                 244,143             252,809

Regulatory Liabilities (FUTURE AMOUNTS OWED TO CUSTOMERS
                        THROUGH THE RATEMAKING PROCESS)
  Accumulated deferred investment tax credits                  14,111              14,422
  Deferred gains on sale of property                           27,579              15,978
  Customer refund                                               7,770              17,976
  Other                                                         2,518               1,097
                                                     -----------------    ----------------
          Total                                                51,978              49,473
                                                     -----------------    ----------------

Capitalization (Note B)
  Long-term debt
    Long-term debt                                            679,227             604,856
    Investment in Seabrook obligation bonds                   (80,707)            (82,635)
                                                     -----------------    ----------------
       Net long-term debt                                     598,520             522,221
                                                     -----------------    ----------------

  Common stock equity
    Common stock                                              291,880             291,655
    Unearned employee stock ownership plan equity              (7,835)             (8,310)
    Retained earnings                                         200,109             195,700
                                                     -----------------    ----------------
                                                              484,154             479,045
                                                     -----------------    ----------------

          Total Capitalization                              1,082,674           1,001,266
                                                     -----------------    ----------------

Commitments and Contingencies (Note L)                          -                   -
                                                     -----------------    ----------------
          Total Liabilities and Capitalization             $1,877,649          $1,868,554
                                                     =================    ================

* Derived from audited financial statements

                The accompanying Notes to Consolidated Financial
            Statements are an integral part of the financial statements.

                            UIL HOLDINGS CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                    Three Months Ended           Six Months Ended
                                                                         June 30,                     June 30,
                                                                    2001          2000           2001          2000
                                                                    ----          ----           ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                       $15,220       $17,796       $24,696       $34,661
                                                               ------------  ------------  ------------  ------------
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                  17,129        17,024        33,029        33,626
     Deferred income taxes                                          (3,856)          211       (16,319)        5,626
     Deferred investment tax credits - net                            (156)          (86)         (311)         (173)
     Amortization of nuclear fuel                                   (1,786)        1,903         2,442         3,793
     Allowance for funds used during construction                     (371)         (575)         (910)       (1,167)
     CTA and SBC regulatory deferral                                (2,655)      (15,488)       (5,879)      (25,016)
     Changes in:
            Accounts receivable - net                               18,343       (18,296)      (24,433)      (24,646)
            Materials and supplies                                    (938)           72           446          (423)
            Prepayments                                              2,202         2,747          (542)         (397)
            Accounts payable                                       (10,394)         (476)      (23,989)       (9,981)
            Interest accrued                                         5,187         3,938         9,692         7,771
            Taxes accrued                                          (10,426)        1,248        11,490         9,918
            Other assets and liabilities                             7,684        (6,060)       23,678        (3,560)
                                                               ------------  ------------  ------------  ------------
     Total Adjustments                                              19,963       (13,838)        8,394        (4,629)
                                                               ------------  ------------  ------------  ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           35,183         3,958        33,090        30,032
                                                               ------------  ------------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of:
     Common stock                                                      377           262           700           566
     Long-term debt                                                      -             -        75,000             -
   Notes payable                                                   (17,574)          141       (74,311)       (2,869)
   Securities redeemed and retired:
     Long-term debt                                                      -             -             -       (25,750)
   Expenses of issuance                                                  -             -          (825)            -
   Lease obligations                                                  (100)          (93)         (198)         (184)
   Dividends
     Common stock                                                  (10,140)      (10,130)      (20,275)      (20,255)
                                                               ------------  ------------  ------------  ------------
NET CASH USED IN FINANCING ACTIVITIES                              (27,437)       (9,820)      (19,909)      (48,492)
                                                               ------------  ------------  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Plant expenditures, including nuclear fuel                     (11,399)      (13,063)      (19,735)      (22,695)
    Investment in debt securities                                        -             -         1,928         4,778
                                                               ------------  ------------  ------------  ------------
NET CASH USED IN INVESTING ACTIVITIES                              (11,399)      (13,063)      (17,807)      (17,917)
                                                               ------------  ------------  ------------  ------------
CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD                                           (3,653)      (18,925)       (4,626)      (36,377)
BALANCE AT BEGINNING OF PERIOD                                      46,466        50,870        47,439        68,322
                                                               ------------  ------------  ------------  ------------
BALANCE AT END OF PERIOD                                            42,813        31,945        42,813        31,945
LESS: RESTRICTED CASH                                               31,073        26,615        31,073        26,615
                                                               ------------  ------------  ------------  ------------
BALANCE: UNRESTRICTED CASH AND TEMPORARY CASH INVESTMENTS          $11,740        $5,330       $11,740        $5,330
                                                               ============  ============  ============  ============

CASH PAID DURING THE PERIOD FOR:
   Interest (net of amount capitalized)                             $6,388        $5,951       $10,737        $8,559
                                                               ============  ============  ============  ============
   Income taxes                                                    $25,600       $10,600       $27,500       $12,600
                                                               ============  ============  ============  ============


                  The accompanying Notes to Consolidated Financial
             Statements are an integral part of the financial statements.

                            UIL HOLDINGS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

BASIS OF PRESENTATION

The consolidated financial statements of UIL Holdings Corporation (UIL Holdings), which include its wholly-owned direct subsidiaries, The United Illuminating Company (UI) and United Resources, Inc. (URI), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC). UIL Holdings' prior period consolidated financial statements have been prepared from UI's prior period consolidated financial statements, except that amounts have been reclassified to reflect UIL Holdings' structure. The statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. UIL Holdings believes that the disclosures are adequate to make the information presented not misleading. UIL Holdings' Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in UIL Holdings' Annual Report on Form 10-K for the year ended December 31, 2000. Such notes are supplemented as follows:

(A)  STATEMENT OF ACCOUNTING POLICIES

NUCLEAR DECOMMISSIONING TRUSTS

External trust funds are maintained to fund the estimated future decommissioning costs of the nuclear generating units in which UI has an ownership interest. These costs are accrued as a charge to depreciation expense over the estimated service lives of the units and are recovered in rates on a current basis. UI paid $1.7 million into the decommissioning trust fund for Seabrook Unit 1 in the first six months of each of 2001 and 2000.

On March 31, 2001, UI sold its ownership interest in Millstone Unit 3 to Dominion Resources, Inc. and, as a result, its share of the trust fund balance for Millstone Unit 3 was transferred to the new owner. UI's share of the market value of the trust fund transferred was $8.5 million.

At June 30, 2001, UI's share of the trust fund balance for Seabrook Unit 1, which included accumulated earnings on the funds, was $25.6 million. This fund balance is included in "Other Property and Investments" and the accrued decommissioning obligation is included in "Noncurrent Liabilities" on the Consolidated Balance Sheet.

COMPREHENSIVE INCOME

Comprehensive income for the six months ended June 30, 2001 and 2000 is equal to net income as reported.

NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which became effective for UIL Holdings in the first quarter of 2001, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for the changes in the fair value of a derivative (gains and losses) would depend on the intended use and designation of the derivative. UI has a contract with a power marketer that includes a financially settled contract for differences related to certain call rights of the power marketer and put rights of UI with respect to UI's entitlements in Seabrook Unit
1. This contract will terminate at the earlier of December 31, 2003 or the date that UI sells its interest in Seabrook Unit 1. Application of the new accounting standard required the recognition

                            UIL HOLDINGS CORPORATION
of UI's future obligation for financial settlements under this contract. As of June 30, 2001, UI's estimated future obligation for financial settlements under this contract is approximately $24 million. This future obligation has been estimated using assumptions regarding the future market price for power, the operation of the unit, and the projected future sale date of UI's interest in Seabrook Unit 1. If actual market prices, the operation of the unit, and/or the actual date of sale differ significantly from these assumptions, the actual amount paid for financial settlement of this contract will vary significantly from this estimate. However, since the costs of this contract are considered in the annual reconciliation of the Competitive Transition Assessment mechanism, there is no income statement effect. As a result, the future obligation has been recognized as a current liability and an offsetting regulatory asset.

The Financial Accounting Standards Board has issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141, which applies to all business combinations initiated after June 30, 2001, will result in UIL Holdings accounting for any business combinations initiated after that date under the purchase method of accounting. The adoption of SFAS No. 141 will not change the method of accounting used in previous business combinations. SFAS No. 142, which will be adopted by UIL Holdings on January 1, 2002, will result in UIL Holdings no longer amortizing its existing goodwill. At June 30, 2001, goodwill associated with its non-regulated businesses was approximately $59 million. In addition, UIL Holdings will be required to measure goodwill for impairment effective January 1, 2002 as part of the transition provisions. The statement requires goodwill to be allocated to reporting units and measured for impairment under a two-step test. The first step of the test is required to be completed by June 30, 2002 and the second step, if necessary, no later than December 31, 2002. Any impairment resulting from the transition test will be recorded as of January 1, 2002 and will be recognized as a cumulative effect of a change in accounting principle. UIL Holdings will not be able to determine if an impairment write-off will be required until completion of such impairment test.

The Financial Accounting Standards Board has completed its deliberations and has approved for issuance SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement, which is effective for fiscal years beginning after June 15, 2002, requires that an asset retirement obligation be recognized at the time when an entity faces a legal obligation to retire an asset. The asset retirement cost would be capitalized as part of the related long-lived asset and initially measured at fair value and adjusted in subsequent periods when necessary. Upon adoption of the statement, a cumulative-effect approach will be used to recognize transition amounts for any existing asset retirement obligations. UIL Holdings has not assessed the full impact this standard will have on its financial position and results of operations.

(B)  CAPITALIZATION

COMMON STOCK

UIL Holdings had 14,323,798 shares of its common stock, without par value, outstanding at June 30, 2001, of which 230,510 shares were unallocated shares held by UI's 401(k)/Employee Stock Ownership Plan (KSOP) and not recognized as outstanding for accounting purposes.

UI has entered into an arrangement under which it loaned $11.5 million to the KSOP. The trustee for the KSOP used the funds to purchase shares of UI common stock in open market transactions. On July 20, 2000, effective with the formation of the holding company structure, unallocated shares held by the KSOP were converted into shares of UIL Holdings' common stock. The shares will be allocated to employees' KSOP accounts, as the loan is repaid, to cover a portion of the required KSOP contributions. The loan will be repaid by the KSOP over a twelve-year period, using employer contributions and UIL Holdings' dividends paid on the unallocated shares of the stock held by the KSOP. As of June 30, 2001, 230,510 shares, with a fair market value of $11.2 million, had been purchased by the KSOP and had not been committed to be released or allocated to KSOP participants.

In 1990, UI's Board of Directors and the shareowners approved a stock option plan for officers and key employees of UI. Effective with the formation of the holding company structure on July 20, 2000, all outstanding options were converted into options to purchase an equivalent number of shares of UIL Holdings' common stock.

                            UIL HOLDINGS CORPORATION

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

RETAINED EARNINGS RESTRICTION

The indenture under which UI has issued $200 million principal amount of Notes places limitations on UI relative to the payment of cash dividends on its common stock, which is wholly-owned by UIL Holdings, and the purchase or redemption of said common stock. Retained earnings in the amount of $103.4 million were free from such limitations at June 30, 2001.

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

Under the Note Purchase Agreement in connection with the issue described above, UIL Holdings is required to (i) maintain a ratio of consolidated debt to consolidated capital of not greater than 65% (debt ratio); (ii) maintain a ratio of consolidated earnings available for interest charges to consolidated interest charges for any period of four fiscal quarters of at least 2.00 to 1.00 (interest coverage ratio); and (iii) maintain consolidated net worth of at least $345,000,000 plus 25% of consolidated net income (where consolidated net income is positive) on a cumulative basis for each fiscal quarter. As of June 30, 2001, UIL Holdings' debt ratio was 58%; its interest coverage ratio was 3.02 to 1.00; and its consolidated net worth was in excess of the requirement.

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

The Rate Plan included a provision that it could be reopened and modified upon the enactment of electric utility restructuring legislation in Connecticut. On October 1, 1999, the DPUC issued a decision establishing UI's standard offer customer rates, commencing January 1, 2000, at a level 10% below 1996 rates, as directed by the Restructuring Act described in detail below. These standard offer customer rates supersede the rates that were included in the Rate Plan. The decision also reduced the required amount of accelerated amortization in 2000 and 2001. Under this 1999 decision, all other components of the 1996 Rate Plan are expected to remain in effect through 2001. The Connecticut Office of Consumer Counsel (OCC), the statutory representative of consumer interests in public utility matters, appealed the DPUC's standard offer decision to the Connecticut Superior Court, challenging the DPUC's

                            UIL HOLDINGS CORPORATION
determination of UI's average prices in 1996 rates from which a 10% reduction is required by the Restructuring Act. On February 22, 2001, the Superior Court dismissed the OCC's appeal from the DPUC's decision.

On February 13, 2001, the Connecticut Attorney General and the OCC petitioned the DPUC to initiate a proceeding and hold a hearing concerning the need to decrease UI's rates by reason of UI having earned a return on regulated common equity more than 1% above the authorized level of 11.5% for at least six consecutive months. The DPUC docketed such a proceeding, a hearing was held on August 8 and a second hearing will be held on August 27, 2001. A final decision is scheduled for October 2001. UI believes that the hearings will demonstrate that UI's customers have benefited from UI earning in excess of 11.5% through the operation of the earnings sharing mechanism ordered by the DPUC in the Rate Plan. By letter dated July 3, 2001, the DPUC stated its intention to combine a full review of UI's retail rates (a rate case) in the same docket as the overearnings proceeding and ordered UI to file the data required for a rate case on September 15, 2001. At UI's request, a technical meeting was held on August 8, 2001 with respect to the filing requirements, date for filing and dates for hearings in the rate case portion of the docket. Based upon the discussion at the technical meeting, UI will file a written request with the DPUC that the filing date be set at October 31, 2001, that limited waivers of filing requirements be granted, and that hearings be held in February 2002. UI expects the DPUC to rule on that request within a month. A final decision in the rate case portion of the docket can be expected in five to six months after the filing requirements are met.

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

On December 28, 1999, UI and Enron Power Marketing, Inc. (EPMI) entered into a Wholesale Power Supply Agreement, a PPA Entitlements Transfer Agreement and related agreements documenting a four-year standard offer power supply arrangement and the assumption of all of UI's long-term purchased power agreements, effective January 1, 2000. Under these agreements, EPMI supplies the generation services needed by UI to meet its standard offer obligations for the four-year standard offer period at a fixed price. The agreements with EPMI also include a

                            UIL HOLDINGS CORPORATION
financially settled contract for differences related to certain call rights of EPMI and put rights of UI with respect to UI's entitlement in Seabrook Unit 1, and UI's provision to EPMI of certain ancillary products and services associated with that nuclear entitlement, which provisions terminate at the earlier of December 31, 2003 or the date that UI sells its interest in Seabrook Unit 1. The agreements do not restrict UI's right to sell to third parties UI's ownership and leasehold interests in Seabrook Unit 1 or the generated energy actually attributable to those interests.

The Restructuring Act requires that, in order for UI to recover any stranded costs associated with its power plants, it must attempt to divest its ownership interests in its nuclear-fueled power plants prior to 2004. On October 1, 1998, in its "unbundling plan" filing with the DPUC under the Restructuring Act, and in other regulatory dockets, UI stated that it planned to divest its nuclear generation ownership and leasehold interests (17.5% of Seabrook Unit 1 in New Hampshire and 3.685% of Millstone Unit 3 in Connecticut) by the end of 2003, in accordance with the Restructuring Act. On April 19, 2000, the DPUC approved UI's plan for divesting its ownership interest in Millstone Unit 3 by participating in an auction process for all three of the generating units at Millstone Station, which was concluded on August 7, 2000 when Dominion Resources, Inc. agreed to purchase Millstone Units 1 and 2, and 93.47% of Millstone Unit 3 for $1.298 billion. The sale was consummated on March 31, 2001. UI's share of the proceeds from the sale, including nuclear fuel, was $35.2 million. There was no direct impact on UI's financial results in the first quarter, and net-of-tax proceeds from the sale that were in excess of the market value of the plant, as set by the DPUC, are credited to the Competitive Transition Assessment plant balances and rate base. That amount has been estimated to be about $14 million and is subject to true-up. On December 15, 2000, UI and The Connecticut Light and Power Company (CL&P) filed with the DPUC for its approval their plan to divest their respective interests in Seabrook Unit 1 by an auction process. On May 9, 2001, the DPUC issued an interim decision approving the plan, with certain modifications and subject to the impact of legislation under consideration in New Hampshire that could affect the divestiture transaction. On July 27, 2001, UI and CL&P filed a letter with the DPUC notifying the DPUC that appropriate New Hampshire legislation had been enacted and requesting that the DPUC finalize its decision. The New Hampshire Public Utilities Commission has stated that it expects to select an asset sale specialist to conduct the sale of Seabrook Station by the end of August 2001. The sale process is expected to begin shortly thereafter. Following the selection of a winning bidder, the sale will be subject to approval by a number of regulatory authorities, including the DPUC and the New Hampshire Public Utilities Commission.

Based on the decisions in the regulatory proceedings described above, the sale of UI's fossil-generation assets and its ownership interest in Millstone Unit 3, and the planned divestiture of its ownership and leasehold interests in Seabrook Unit 1 by the end of 2003, UI ceased applying Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," to the generation portion of its assets and operations as of December 31, 1999. Based on the favorable DPUC decisions that allow full recovery, through UI's rates, of all historically incurred stranded costs, UI did not record any write-offs in connection with this event.

(E)  SHORT-TERM CREDIT ARRANGEMENTS

On June 26, 2000, UI entered into a Money Market Loan arrangement with Chase Manhattan Bank. On September 29, 2000, this arrangement was transferred to UIL Holdings. This is an uncommitted short-term borrowing arrangement under which Chase Manhattan Bank may make loans to UIL Holdings for fixed maturities from one day up to six months. Chase Securities, Inc. acts as an agent and sells the loans to investors. The fixed interest rates on the loans are determined based on conditions in the financial markets at the time of each loan. As of June 30, 2001, UIL Holdings had loans totaling $16 million outstanding under this arrangement.

UIL Holdings has a revolving credit agreement with a group of banks, which extends to August 1, 2002. The borrowing limit of this facility is $70 million. The facility permits UIL Holdings to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits UIL Holdings to borrow money for fixed periods of time specified by UIL Holdings at fixed interest rates determined by the Eurodollar interbank market in London. If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of UIL Holdings and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to UIL Holdings under this revolving credit agreement, although borrowings outstanding at the time

                            UIL HOLDINGS CORPORATION
of such an occurrence would not then become due and payable. As of June 30, 2001, UIL Holdings had $15 million in short-term borrowings outstanding under this facility.

The revolving credit agreement described above requires that UIL Holdings (i) maintain a ratio of consolidated debt to consolidated capital, as of the last day of each March, June, September and December, of not greater than 0.65 to 1.00; and (ii) shall not cause to exist debt of UIL Holdings (excluding debt of its subsidiaries) exceeding $200 million in the aggregate principal amount outstanding at any time. As of June 30, 2001, UIL Holdings' consolidated debt to consolidated capital ratio was 0.58 to 1.00; and its aggregate principal debt outstanding (excluding debt of its subsidiaries) was $166.9 million (including inter-company loans to UIL Holdings).

                            UIL HOLDINGS CORPORATION

(F) INCOME TAXES

                                                  Three Months Ended             Six Months Ended
                                                       June 30,                      June 30,
                                                  2001          2000            2001          2000
                                                  ----          ----            ----          ----
                                                 (000's)       (000's)         (000's)       (000's)
Income tax expense consists of:

Income tax provisions:
  Current

              Federal                             $13,660       $11,333         $31,517       $18,195
              State                                 3,223         2,660           7,426         4,316
                                              ------------  ------------    ------------  ------------
                 Total current                     16,883        13,993          38,943        22,511
                                              ------------  ------------    ------------  ------------
  Deferred
              Federal                              (2,987)          427         (13,069)        5,078
              State                                  (869)         (216)         (3,250)          548
                                              ------------  ------------    ------------  ------------
                 Total deferred                    (3,856)          211         (16,319)        5,626
                                              ------------  ------------    ------------  ------------

  Investment tax credits                             (156)          (86)           (311)         (173)
                                              ------------  ------------    ------------  ------------

     Total income tax expense                     $12,871       $14,118         $22,313       $27,964
                                              ============  ============    ============  ============

Income tax components charged as follows:
  Operating tax expense                           $12,995       $15,906         $22,449       $29,217
  Non-operating tax expense                          (124)       (1,788)           (136)       (1,253)
                                              ------------  ------------    ------------  ------------

     Total income tax expense                     $12,871       $14,118         $22,313       $27,964
                                              ============  ============    ============  ============


The following table details the components
 of the deferred income taxes:
     Gain on sale-Millstone Unit 3                $   -         $   -          ($10,955)      $   -
     Seabrook sale/leaseback transaction           (2,213)       (1,998)         (4,425)       (3,995)
     Pension benefits                                 297         1,547             675         3,095
     Accelerated depreciation                        (658)         (352)         (1,342)         (705)
     Postretirement benefits                         (161)          (92)           (323)         (184)
     Displaced worker protection costs               (226)         (228)           (448)         (463)
     Bond redemption costs                           (257)         (257)           (513)          (73)
     Restructuring costs                             (134)          335            (269)        2,665
     Regulatory deferrals                           1,058         6,176           2,344         9,975
     Other - net                                   (1,562)       (4,920)         (1,063)       (4,689)
                                              ------------  ------------    ------------  ------------

Deferred income taxes - net                       ($3,856)         $211        ($16,319)       $5,626
                                              ============  ============    ============  ============

                            UIL HOLDINGS CORPORATION

(G)  SUPPLEMENTARY INFORMATION

                                                                Three Months Ended              Six Months Ended
                                                                      June 30,                       June 30,
                                                                2001           2000            2001           2000
                                                                ----           ----            ----           ----
                                                               (000's)        (000's)         (000's)        (000's)

OPERATING REVENUES
------------------

Utility
     Retail                                                   $150,653       $148,728        $300,000       $297,669
     Wholesale                                                  16,799         19,958          27,415         38,572
     Other                                                       6,262         (4,674)         11,513          8,748
Non-regulated business unit revenues
     American Payment Systems                                   14,403          9,440          24,238         19,030
     Xcelecom                                                   74,423         21,348         141,603         35,034
     Other/Eliminations                                            (31)             4             (62)            (9)
                                                          -------------  -------------   -------------  -------------

          Total Operating Revenues                            $262,509       $194,804        $504,707       $399,044
                                                          =============  =============   =============  =============

SALES BY CLASS(MEGAWATT-HOURS)-UNAUDITED
----------------------------------------

    Retail
     Residential                                               472,973        471,211       1,026,125      1,008,293
     Commercial                                                614,875        575,849       1,198,399      1,150,621
     Industrial                                                275,142        294,177         533,023        571,196
     Other                                                       9,706         10,175          22,686         23,500
                                                          -------------  -------------   -------------  -------------
                                                             1,372,696      1,351,412       2,780,233      2,753,610
    Wholesale                                                  560,261        644,291         927,557      1,269,296
                                                          -------------  -------------   -------------  -------------
          Total Sales by Class                               1,932,957      1,995,703       3,707,790      4,022,906
                                                          =============  =============   =============  =============


DEPRECIATION AND AMORTIZATION
-----------------------------

    Utility property, plant, and equipment                      $6,384         $6,130         $12,845        $12,251
    Non-regulated business property, plant, and equipment        2,048          1,074           3,877          1,924
    Amortization of nuclear plant regulatory assets              3,768        (17,673)          5,874        (10,332)
    Amortization of purchase power contracts                     6,511          6,649          12,950         13,299
    Amortization of other regulatory assets                      1,436          1,520           2,873          3,040
    Amortization of cancelled plant                                293            293             586            586
    Nuclear Decommissioning                                        834            997           1,771          1,995
                                                          -------------  -------------   -------------  -------------
        Total Depreciation and Amortization                    $21,274        ($1,010)        $40,776        $22,763
                                                          =============  =============   =============  =============

TAXES-OTHER THAN INCOME TAXES
-----------------------------

    Charged to:
     Operating:
        State gross earnings                                    $6,337         $5,167         $12,340        $11,555
        Local real estate and personal property                  3,119          3,826           6,417          7,698
        Payroll taxes                                            1,174          1,281           2,956          2,964
                                                          -------------  -------------   -------------  -------------
                                                                10,630         10,274          21,713         22,217
     Nonoperating and other accounts                               169            159             307            279
                                                          -------------  -------------   -------------  -------------
          Total Taxes-other than income taxes                  $10,799        $10,433         $22,020        $22,496
                                                          =============  =============   =============  =============

OTHER INCOME AND (DEDUCTIONS) - NET
-----------------------------------

     Interest income                                              $164           $324            $311           $611
     Allowance for funds used during construction                  372            575             910          1,167
     Equity earnings from Connecticut Yankee                       128             94              91            243
     Miscellaneous other income and (deductions) - net           1,117         (2,158)          1,693           (430)
                                                          -------------  -------------   -------------  -------------
          Total Other Income and (Deductions) - net             $1,781        ($1,165)         $3,005         $1,591
                                                          =============  =============   =============  =============

OTHER INTEREST CHARGES
----------------------

     Notes Payable                                                $415           $203          $1,997           $515
     Other                                                         397            432             815            511
                                                          -------------  -------------   -------------  -------------
          Total Other Interest Charges                            $812           $635          $2,812         $1,026
                                                          =============  =============   =============  =============

                            UIL HOLDINGS CORPORATION

(L)  COMMITMENTS AND CONTINGENCIES

CAPITAL EXPENDITURE PROGRAM

UIL Holdings' continuing capital expenditure program is presently estimated at $301.7 million, excluding UI's allowance for funds used during construction (AFUDC), for 2001 through 2005.

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

UI's estimate of its remaining share of Connecticut Yankee costs, including decommissioning, less return of investment (approximately $6.6 million) and return on investment (approximately $1.5 million) at June 30, 2001, is approximately $16.0 million. This estimate, which is subject to ongoing review and revision, has been recorded as an obligation and a regulatory asset on the Consolidated Balance Sheet.

                                  HYDRO-QUEBEC

UI is a participant in the Hydro-Quebec transmission intertie facility linking New England and Quebec, Canada. Phase I of this facility, which became operational in 1986 and in which UI has a 5.45% participating share, has a 690 megawatt equivalent generation capacity value; and Phase II, in which UI has a 5.45% participating share, increased the equivalent generation capacity value of the intertie from 690 megawatts to a maximum of 2000 megawatts in 1991. UI is obligated to furnish a guarantee for its participating share of the debt financing for the Phase II facility. As of June 30, 2001, UI's guarantee liability for this debt was approximately $5.2 million.

                            LONG ISLAND CABLE PROJECT

United Capital Investments (UCI), an indirect wholly-owned subsidiary of UIL Holdings, has a 25% interest in a merchant electric transmission line project that proposes to install, own and operate a 330-megawatt transmission line connecting Connecticut and Long Island under Long Island Sound. UCI is obligated to furnish a direct guarantee by means of a letter of credit for its participating share of the debt financing of the project. Under separate agreement, UIL Holdings is an indirect guarantor of the obligation of UCI. As of June 30, 2001, UCI's guarantee liability for this debt was approximately $5.7 million. In March 2001, the Connecticut Siting Council rejected, without prejudice, the permit application for siting the cable, in part because of potential damage that installation of the cable could inflict upon oyster beds in New Haven Harbor. The project has filed a new application with the Siting Council utilizing a revised route.

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

             SITE DECONTAMINATION, DEMOLITION AND REMEDIATION COSTS

UI has estimated that the total cost of decontaminating and demolishing its Steel Point Station and completing requisite environmental remediation of the site will be approximately $11.3 million, of which approximately $8.7 million had been incurred as of June 30, 2001, and that the value of the property following remediation will not exceed $6.0 million. As a result of a 1992 DPUC retail rate decision, beginning January 1, 1993, UI has been recovering through retail rates $1.075 million of the remediation costs per year. The remediation costs, property value and recovery from customers will be subject to true-up in UI's next retail rate proceeding based on actual remediation costs and actual gain on UI's disposition of the property.

UI has begun replacing the bulkhead surrounding a site, bordering the Mill River in New Haven, that contains transmission facilities and deactivated generation facilities, at an estimated cost of $13.5 million. Of this amount, $4.2 million represents the portion of the costs to protect UI's transmission facilities and will be capitalized as plant in service and the remaining estimated cost of $9.3 million was expensed. UI has conveyed to an unaffiliated entity, Quinnipiac Energy LLC (QE), this entire site, reserving to UI permanent easements for the operation of its

                            UIL HOLDINGS CORPORATION
transmission facilities on the site. QE will complete the bulkhead replacement project at UI's expense. UI has also funded 61% (approximately $1.2 million) of the environmental remediation costs that will be incurred by QE to bring the site into compliance with applicable minimum Connecticut standards. QE intends to reactivate the generation facilities on the site as a merchant electric generating plant.

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

(M)  NUCLEAR FUEL DISPOSAL AND NUCLEAR PLANT DECOMMISSIONING

New Hampshire has enacted a law requiring the creation of a government-managed fund to finance the decommissioning of nuclear generating units in that state. The New Hampshire Nuclear Decommissioning Financing Committee (NDFC) has established $609.3 million (in 2001 dollars) as the decommissioning cost estimate for Seabrook Unit 1, of which UI's share would be approximately $107 million. This estimate assumes the prompt removal and dismantling of the unit at the end of its estimated 36-year energy producing life. Monthly decommissioning payments are being made to the state-managed decommissioning trust fund. UI's share of the decommissioning payments made during the first six months of 2001 was $1.7 million. UI's share of the fund at June 30, 2001 was approximately $25.6 million.

Connecticut has enacted a law requiring the operators of nuclear generating units to file periodically with the DPUC their plans for financing the decommissioning of the units in that state. As of January 1, 2000, the estimate of future decommissioning costs to be incurred subsequent to that date for the Connecticut Yankee Unit, assuming the prompt removal and dismantling of the unit, was $394 million. As of June 30, 2001, $97 million of this amount had been expended for decommissioning. The projected remaining decommissioning cost is $297 million, of which UI's share is $28 million. For UI's 9.5% equity ownership in Connecticut Yankee, decommissioning costs of $0.8 million were funded by UI during the first six months of 2001, and UI's share of the fund at June 30, 2001 was $15 million. On April 19, 2000, the DPUC approved UI's plan for divesting its ownership interest in Millstone Unit 3 by participating in an auction process for all three of the generating units at Millstone Station, which was concluded on August 7, 2000 when Dominion Resources, Inc. (Dominion) agreed to purchase Millstone Units 1 and 2, and 93.47% of Millstone Unit 3. The sale was consummated on March 31, 2001. UI's share of the Millstone Unit 3 decommissioning payments made during the first three months of 2001 was $1.2 million. This amount included a preliminary payment of $1.1 million required by the Purchase and Sale Agreement (PSA) with Dominion. The actual amount due Dominion under the PSA will be determined in the future. UI does not expect an adjustment to be material. UI's share of the fund at March 31, 2001 was $8.5 million. This balance was transferred to Dominion on that date, along with the decommissioning obligation.

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

                            UIL HOLDINGS CORPORATION

                                              6/30/2001              12/31/2000
                                              ---------              ----------
Total Assets                                               (000's)
------------
  Regulated Utility                          $1,586,331              $1,602,327
  Xcelecom - Non-regulated Business             157,031                 136,951
  Other                                         134,287                 129,276
                                     -------------------------------------------
       Total - UIL Holdings                  $1,877,649              $1,868,554
                                     ===========================================


                                            QUARTER          QUARTER         YEAR TO          YEAR TO
                                             ENDED            ENDED         DATE ENDED       DATE ENDED
                                           6/30/2001        6/30/2000       6/30/2001        6/30/2000
                                           ---------        ---------       ---------        ---------
Revenues from External Customers            (000's)           (000's)         (000's)          (000's)
--------------------------------
    Regulated Utility                      $173,714          $164,012        $338,928         $344,989
    Xcelecom - Non-regulated Business        74,423            21,348         141,603           35,034
    Other                                    14,372             9,444          24,176           19,021
                                       -----------------------------------------------------------------
       Total - UIL Holdings                $262,509          $194,804        $504,707         $399,044
                                       =================================================================


Income (Loss) before Income Taxes
---------------------------------
    Regulated Utility                       $27,051           $31,499         $47,948          $61,980
    Xcelecom - Non-regulated Business         2,994               507           3,404              162
    Other                                    (1,954)              (92)         (4,343)             483
                                       -----------------------------------------------------------------
       Total - UIL Holdings                 $28,091           $31,914         $47,009          $62,625
                                       =================================================================

(Q)  RESTRUCTURING

UI is currently undergoing a restructuring and redesign in order to more properly align its services and costs. As of June 30, 2001, approximately $2.7 million had been accrued under this program representing employee severance payments.

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

On February 13, 2001, the Connecticut Attorney General and the OCC petitioned the DPUC to initiate a proceeding and hold a hearing concerning the need to decrease UI's rates by reason of UI having earned a return on regulated common equity more than 1% above the authorized level of 11.5% for at least six consecutive months. The DPUC docketed such a proceeding, a hearing was held on August 8 and a second hearing will be held on August 27, 2001. A final decision is scheduled for October 2001. UI believes that the hearings will demonstrate that UI's customers have benefited from UI earning in excess of 11.5% through the operation of the earnings sharing mechanism ordered by the DPUC in the Rate Plan. By letter dated July 3, 2001, the DPUC stated its intention to combine a full review of UI's retail rates (a rate case) in the same docket as the overearnings proceeding and ordered UI to file the data required for a rate case on September 15, 2001. At UI's request, a technical meeting was held on August 8, 2001 with respect to the filing requirements, date for filing and dates for hearings in the rate case portion of the docket. Based upon the discussion at the technical meeting, UI will file a written request with the DPUC that the filing date be set at October 31, 2001, that limited waivers of filing requirements be granted, and that hearings be held in February 2002. UI expects the DPUC to rule on that request within a month. A final decision in the rate case portion of the docket can be expected in five to six months after the filing requirements are met.

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

On December 28, 1999, UI and Enron Power Marketing, Inc. (EPMI) entered into a Wholesale Power Supply Agreement, a PPA Entitlements Transfer Agreement and related agreements documenting a four-year standard offer power supply arrangement and the assumption of all of UI's long-term purchased power agreements, effective January 1, 2000. Under these agreements, EPMI supplies the generation services needed by UI to meet its standard offer obligations for the four-year standard offer period at a fixed price. The agreements with EPMI also include a financially settled contract for differences related to certain call rights of EPMI and put rights of UI with respect to UI's entitlement in Seabrook Unit 1, and UI's provision to EPMI of certain ancillary products and services associated with that nuclear entitlement, which provisions terminate at the earlier of December 31, 2003 or the date that UI sells its interest in Seabrook Unit 1. The agreements do not restrict UI's right to sell to third parties UI's ownership and leasehold interests in Seabrook Unit 1 or the generated energy actually attributable to those interests.

The Restructuring Act requires that UI must attempt to divest its ownership interests in its nuclear-fueled power plants prior to 2004 in order to recover any stranded costs associated with its power plants. On October 1, 1998, in its "unbundling plan" filing with the DPUC under the Restructuring Act, and in other regulatory dockets, UI stated that it planned to divest its nuclear generation ownership interests (17.5% of Seabrook Unit 1 in New Hampshire and 3.685% of Millstone Unit 3 in Connecticut) by the end of 2003, in accordance with the Restructuring Act. On April 19, 2000, the DPUC approved UI's plan for divesting its ownership interest in Millstone Unit 3 by participating in an auction process for all three of the generating units at Millstone Station, which was concluded on August 7, 2000, when Dominion Resources, Inc. agreed to purchase Millstone Units 1 and 2, and 93.47% of Millstone Unit 3 for $1.298 billion. The sale was consummated on March 31, 2001. UI's share of the proceeds from the sale, including the sale of nuclear fuel, was $35.2 million. On December 15, 2000, UI and The Connecticut Light and Power Company (CL&P) filed with the DPUC for its approval their plan to divest their respective interests in Seabrook Unit 1 by an auction process. On May 9, 2001, the DPUC issued an interim decision approving the plan, with certain modifications and subject to the impact of legislation under consideration in New Hampshire that could affect the divestiture transaction. On July 27, 2001, UI and CL&P filed a letter with the DPUC notifying the DPUC that appropriate New Hampshire legislation had been enacted and requesting that the DPUC finalize its decision. The New Hampshire Public Utilities Commission has stated that it expects to select an asset sale specialist to conduct the sale of Seabrook Station by the end of August 2001. The sale process is currently expected to begin shortly thereafter. Following the selection of a winning bidder, the sale will be subject to approval by a number of regulatory authorities, including the DPUC and the New Hampshire Public Utilities Commission.

                           CAPITAL EXPENDITURE PROGRAM

UIL Holdings' 2001-2005 estimated capital expenditure program, excluding UI's allowance for funds used during construction, is presently budgeted as follows:

                                      2001          2002         2003         2004          2005         Total
                                      ----          ----         ----         ----          ----         -----
                                                                (000's)
UI
    Distribution and Transmission   $45,121      $60,389       $46,312      $40,156      $31,650       $223,628
    Nuclear Generation (1)            1,376            -             -            -            -          1,376
    Nuclear Fuel (1)                  4,920            -             -            -            -          4,920
                                   -----------------------------------------------------------------------------
         Total UI                    51,417       60,389        46,312       40,156       31,650        229,924
                                   -----------------------------------------------------------------------------

URI
    Xcelecom                          6,643        7,473        13,052        6,834        8,298         42,300
    American Payment Systems         11,754        2,625         2,606        2,586        2,600         22,171
    United Capital Investments        5,868        1,400             -            -            -          7,268
                                   -----------------------------------------------------------------------------
         Total URI                   24,265       11,498        15,658        9,420       10,898         71,739
                                   -----------------------------------------------------------------------------

Total UIL Holdings                  $75,682      $71,887       $61,970      $49,576      $42,548       $301,663
                                   =============================================================================


(1) Assumes that the sale of UI's interest in Seabrook Unit 1 will be completed in October 2002.

                         LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, UIL Holdings had $42.8 million of cash and temporary cash investments, of which $31.1 million is restricted cash. This represents a decrease of $4.6 million from the corresponding balance at December 31, 2000. The components of this decrease, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

                                                             (Millions)

   Balance, December 31, 2000                                   $47.4
                                                                 ----

   Net cash provided by operating activities                     33.1

   Net cash provided by (used in) financing activities:
   -   Financing activities, excluding dividend payments          0.4
   -   Dividend payments                                        (20.3)
   Investment in debt securities                                  1.9
   Cash invested in plant, including nuclear fuel               (19.7)
                                                                ------

          Net Change in Cash                                     (4.6)
                                                                 -----

   Balance, June 30, 2001                                       $42.8
                                                                =====

UIL Holdings' capital requirements are presently projected as follows:

                                                                2001       2002        2003        2004        2005
                                                                ----       ----        ----        ----        ----
                                                                                    (millions)
Cash on Hand - Beginning of Year  (1)                           $14.2     $  -        $  -       $  -        $  -
Funds from Operations less Dividends  (2)                        75.3       64.1        85.3       96.6       101.9
                                                              ------------------------------------------------------
         Subtotal                                                89.5       64.1        85.3       96.6       101.9

Less:
Capital Expenditures  (2)
     UI                                                          51.4       60.4        46.3       40.2        31.6
     URI                                                         24.3       11.5        15.7        9.4        10.9
                                                              ------------------------------------------------------
        Total Capital Expenditures                               75.7       71.9        62.0       49.6        42.5

Plus:
Net Cash from Plant Sales  (3)                                   20.2      143.6         -          -           -
                                                              ------------------------------------------------------

Cash Available to pay Debt Maturities and Redemptions            34.0      135.8        23.3       47.0        59.4

Less:
Maturities and Mandatory Redemptions                              -        100.0       100.0        -           4.3
Optional Redemptions                                              -        128.2         -          -           -
                                                              -------------------------------------------------------

External Financing Requirements (Surplus)  (2)                  (34.0)      92.4        76.7      (47.0)      (55.1)
                                                              -------------------------------------------------------

Plus:
Issuance and Sale of Long-term Debt                              75.0       75.0        75.0        -           -
                                                              ------------------------------------------- -----------

Increase (Decrease) in Short-Term Borrowings                   (109.0)      17.4         1.7      (47.0)      (55.1)
                                                              ------------------------------------------- -----------

Short-Term Borrowings/(Temporary Cash Investments) -
End of Year                                                      $1.7      $19.1       $20.8     $(26.2)    $(81.3)
                                                              =======================================================


(1) Excludes $3.3 million Seabrook Unit 1 operating deposit, and restricted cash of American Payment Systems, Inc. of $29.9 million.
(2)  "Funds  from  Operations  less  Dividends",  "Capital   Expenditures" and
     "External Financing Requirements (Surplus)" are estimates based on current earnings and cash flow projections. All of these estimates are subject to change due to future events and conditions that may be substantially different from those used in developing the projections.
(3) The estimate for "Net Cash from Plant Sales" for 2002 is based on speculative pricing and other projections for the sale of Seabrook Unit 1, including a sale date in October 2002.

All capital requirements that exceed available cash will have to be provided by external financing. Although there is no commitment to provide such financing from any source of funds, other than a $70 million revolving credit agreement with a group of banks, future external financing needs are expected to be satisfied by the issuance of additional short-term and long-term debt. The continued availability of these methods of financing will be dependent on many factors, including conditions in the securities markets, economic conditions, and future income and cash flow.

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

o FRESHNEX - UCI owns an 14.7% interest in an integrated business-to-business electronic trading system for the food industry that creates a national wholesale exchange linking supply, ordering, freight logistics and financial settlement functions into one fulfillment system;

o ZERO STAGE - A regional high technology venture capital fund in which UCI has invested, both as a financial investment and as a means of promoting local economic development; and

o    GEMINI NETWORKS - A regional wholesale and retail bandwidth provider.

UNITED BRIDGEPORT ENERGY, INC. owns, as a passive investor, 331/3% of a merchant wholesale electric generating facility co-owned and operated by a unit of Duke Energy and located in Bridgeport, Connecticut.

                              RESULTS OF OPERATIONS
                              ---------------------

As a result of the formation of UIL Holdings, all subsidiary results are consolidated. All periods reported herein have been reclassified for consolidated reporting, with no impact on earnings.

SECOND QUARTER 2001 VS. SECOND QUARTER 2000
-------------------------------------------

Second quarter 2001 results for UIL Holdings reflect the change in the quarterly earnings pattern compared to 2000 that was predicted in UIL Holdings' Form 10-Q filed on May 14, 2001. UI Holdings achieved earnings above the top end of the estimated 2001 range for the second quarter reported in that filing. The actual second quarter earnings were higher than estimated because of improved performance and cost savings at United Illuminating's Seabrook nuclear generating unit, and improved results of its distribution division resulting from higher retail sales due to weather variations and lower than anticipated operation and maintenance expenses. Some of those operation and maintenance expenses are currently expected to be incurred in the fourth quarter.


UIL HOLDINGS CORPORATION (UIL HOLDINGS) RESULTS OF OPERATIONS:  SECOND QUARTER
------------------------------------------------------------------------------
2001 VS. SECOND QUARTER 2000
----------------------------

---------------------------------------------------------------------------------------------------
                                                                       2001 more (less) than 2000
                                                                       ----------------------------
                                    Quarter Ended      Quarter Ended
($000 except EPS)                   June 30, 2001      June 30, 2000         Amount      Percent
---------------------------------------------------------------------------------------------------
Operating Revenue
   United Illuminating                  $173,714         $164,012             $9,702        6%
   United Resources                      $88,795          $30,792            $58,003      188%
                                         -------          -------            -------
     Total Operating Revenue            $262,509         $194,804            $67,705       35%
TOTAL EARNINGS FOR COMMON STOCK          $15,220          $17,796            $(2,576)     (14)%
EARNINGS PER SHARE (BASIC)
   United Illuminating                     $1.05            $1.40             $(0.35)     (25)%
   United Resources                        $0.03            $0.01              $0.02      200%
                                           -----            -----              -----
         TOTAL EPS FROM OPERATIONS         $1.08            $1.41             $(0.33)     (23)%
   EPS from one-time items                 $0.00           $(0.15)             $0.15      - -
   Dilution                                $0.00            $0.00              $0.00      - -
                                           -----            -----              -----
     TOTAL EPS (DILUTED)                   $1.08            $1.26             $(0.18)     (14)%
--------------------------------------------------------------------------------------------------


UNITED ILLUMINATING (UI) RESULTS OF OPERATIONS:  SECOND QUARTER 2001 VS.
-----------------------------------------------------------------------
SECOND QUARTER 2000
-------------------

Second quarter results for UI reflect the change in the quarterly earnings pattern compared to 2000 that was predicted in UIL Holdings' Form 10-Q filed on May 14, 2001.

-----------------------------------------------------------------------------------------------------
                                                                          2001 more (less) than 2000
                                                                          ---------------------------
                                      Quarter Ended      Quarter Ended
            ($000 except EPS)         June 30, 2001      June 30, 2000       Amount       Percent
-----------------------------------------------------------------------------------------------------
   Total Operating Revenue             $173,714           $164,012           $9,702           6%
EPS FROM OPERATIONS (BASIC)
   UI excluding Nuclear Division          $0.81              $1.23           $(0.42)        (34)%
   Nuclear Division                       $0.24              $0.17            $0.07          41%
                                          -----              ------           -----
     Total UI EPS from operations         $1.05              $1.40           $(0.35)        (25)%
GWH SALES (THOUSANDS OF MWH)              1,372              1,352               20         1.5%
-----------------------------------------------------------------------------------------------------


                        UI EXCLUDING THE NUCLEAR DIVISION

Excluding the nuclear division, UI's earnings from operations were $0.81 per share in the second quarter of 2001, compared to $1.23 per share in the second quarter of 2000. The $0.42 per share decrease was due primarily to the $2.0 million increase on a pre-tax basis ($1.7 million after-tax) in accelerated amortization expense that went into effect on January 1, 2001 as part of UI's retail customer Rate Plan (described below), and to a $3.1 million decrease in the pre-tax earnings of its employees' pension fund. The increase in accelerated amortization and the decrease in pension fund earnings will be repeated in the remaining two quarters of 2001. Both changes have been anticipated in UIL Holdings' earnings guidance for 2001. See the "Looking Forward" section for more details.

The details below explain the variances for all of UI excluding the nuclear division. It should be noted that changes to income and expense items in the distribution division have an immediate net income impact, while changes to those items in "other unbundled utility divisions" do not. Those divisions include the Competitive Transition Assessment (CTA) and the Systems Benefits Charge (SBC), both of which earn an 11.5% return on the equity portion of their respective rate bases. That return is achieved by either accruing additional amortization expenses, or by deferring such expenses as required. Amortization expenses in those divisions impact earnings indirectly through changes to rate base. The "other unbundled utility divisions" also include the Generation Service Charge (GSC), the Conservation and Load Management (C&LM) charge, and the Renewables charge. Those are pass-through charges. Except for a small management fee earned in the C&LM division, expenses are either accrued or deferred such that there is no net income associated with those divisions.

Overall, UI retail revenue increased by $1.9 million in the second quarter of 2001, to $150.7 million, compared to the second quarter of 2000.

                                                                  $ millions
-------------------------------------------------------------- -----------------
                                                                  Increase/
               Retail Revenues from Operations                   (Decrease)
-------------------------------------------------------------- -----------------
Revenue from Distribution Division:
-------------------------------------------------------------- -----------------
Estimate of operating Distribution Division component of
"weather corrected" retail sales growth, 0.7%                         0.4
-------------------------------------------------------------- -----------------
Estimate of operating Distribution Division component of
weather effect on retail sales, 0.9%                                  0.6
-------------------------------------------------------------- -----------------
Impact of mix of sales on average price and other                    (1.5)
-------------------------------------------------------------- -----------------
   TOTAL RETAIL REVENUE FROM DISTRIBUTION DIVISION                   (0.5)
-------------------------------------------------------------- -----------------
   REVENUE FROM OTHER UNBUNDLED UTILITY DIVISIONS                     2.4
-------------------------------------------------------------- -----------------
         TOTAL UI RETAIL REVENUE                                      1.9
-------------------------------------------------------------- -----------------

Other operating revenues increased by $10.9 million in the second quarter of 2001 compared to the second quarter of 2000. In the CTA and the SBC divisions, an increase of $9.5 million of other operating revenues was more than offset by an increase of $19.2 million of amortization expense for truing-up earnings shortfalls. See the amortization section below for the offsetting variance. Other operating revenues also include transmission revenues from the New England Power Pool (NEPOOL), which increased by $1.0 million in the second quarter of 2001 compared to the second quarter of 2000 and were partially offset by an increase of $0.5 million in transmission operation expense. Other revenue items increased by $0.4 million.

Retail fuel and energy expense decreased by $6.5 million in the second quarter of 2001 compared to the second quarter of 2000. UI receives, and will receive through 2003, electricity to satisfy its standard offer retail customer service requirements through fixed-price purchased power agreements. These costs are recovered through the GSC portion of UI's unbundled retail customer rates. It should be noted that a small number of customers have selected alternate suppliers to provide generation services, but this has no effect on UI's financial results.

UI's operating expenses for operation, maintenance and purchased capacity increased by $6.8 million in the second quarter of 2001 compared to the second quarter of 2000. The principal components of these expense changes included:

                                                                $millions
-------------------------------------------------------------- -------------
                                                                Increase/
Operating Distribution Division:                               (Decrease)
-------------------------------------------------------------- -------------
  Pension fund earnings and employee benefits costs                3.1
-------------------------------------------------------------- -------------
  NEPOOL transmission expense                                      0.5
-------------------------------------------------------------- -------------
  Severance costs                                                  1.7
-------------------------------------------------------------- -------------
  Other                                                            1.5
-------------------------------------------------------------- -------------
     TOTAL OPERATING DISTRIBUTION DIVISION                         6.8
-------------------------------------------------------------- -------------
     O&M AND CAPACITY FROM OTHER UNBUNDLED UTILITY DIVISIONS       0.0
-------------------------------------------------------------- -------------
     TOTAL O&M EXPENSE                                             6.8
-------------------------------------------------------------- -------------

Other taxes for UI increased by $0.3 million in the second quarter of 2001 compared to the second quarter of 2000 attributable to CTA.

Depreciation expense for UI increased by $0.1 million in the second quarter of 2001 compared to the second quarter of 2000.

On December 31, 1996, the DPUC issued an order that implemented a five-year Rate Plan to reduce UI's regulated retail prices and accelerate the recovery of certain "regulatory assets." According to the Rate Plan, under which UI is currently operating, "accelerated" amortization of past regulated utility investments is scheduled for every year that the Rate Plan is in effect, contingent upon UI earning a 10.5% return on regulated utility common equity. Beginning in 2000, these accelerated amortizations are charged to, and impact directly the earnings of, the operating distribution division. They impact the earnings of the CTA only indirectly through changes to the CTA rate base. Additionally, any "sharing" amortization required as a result of the distribution division exceeding an 11.5% return on the equity portion of its rate base impacts the distribution division earnings but reduces CTA rate base. UI is allowed to earn an 11.5% return, no more and no less, on the equity portion of the CTA rate base that includes all stranded assets. If CTA revenues and various costs included in the CTA do not produce an 11.5% return, then plant amortizations are either accelerated or deferred accordingly. A similar mechanism is in place to deal with SBC, but the impact is immaterial. The table below shows the increases and decreases in amortization of regulatory assets in the second quarter of 2001 compared to the second quarter of 2000. "Accelerated" amortization is spread evenly throughout the year, assuming the 10.5% return is maintained, but "sharing" amortization will only take place once the distribution division achieves an 11.5% return on the common equity portion of its rate base on a year-to-date basis. This usually will not occur until at least the third quarter, and all positive earnings of the distribution division from that point to the end of the year will be "shared". Amortization of regulatory assets increased in the second quarter of 2001 compared to the second quarter of 2000 by $21.2 million. The principal components of this change were:

                                                          $ millions
-------------------------------------------------- ------------ ---------------
Amortization of regulatory assets:                   As Booked      After-tax
-------------------------------------------------- ------------ ----------------
  Distribution Division:
-------------------------------------------------- ------------ ----------------
   Accelerated amortization                               2.0         1.7
-------------------------------------------------- ------------ ----------------
   "Sharing" from operations                              0.0         0.0
-------------------------------------------------- ------------ ----------------
         TOTAL DISTRIBUTION DIVISION                      2.0         1.7
-------------------------------------------------- ------------ ----------------
  Amortization in CTA and SBC                            19.2        11.6
-------------------------------------------------- ------------ ----------------
         TOTAL AMORTIZATION OF REGULATORY ASSETS         21.2        13.3
-------------------------------------------------- ------------ ----------------

Interest charges for UI, including the "Dividend requirement of mandatorily redeemable securities," decreased by $1.7 million in the second quarter of 2001 compared to the second quarter of 2000.

                                NUCLEAR DIVISION

The nuclear division contributed $0.24 per share in the second quarter of 2001 compared to $0.17 per share in the second quarter of 2000. Wholesale sales margin decreased by about $2.7 million in the second quarter of 2001 compared to the second quarter of 2000 due primarily to the absence of the Millstone Unit 3 generating unit that was sold on March 31, 2001. The margin shortfall was more than offset by $3.6 million of reductions in O&M expense, about $2.0 million of which was due to the absence of Millstone Unit 3, and reductions in other expenses associated with the absence of Millstone Unit 3. See the "Looking Forward" section for the impact of the sale of UI's ownership share of the Millstone Unit 3 generating unit on the financial results.

UNITED RESOURCES (URI) RESULTS OF OPERATIONS:  SECOND QUARTER OF 2001 VS.
-------------------------------------------------------------------------
SECOND QUARTER OF 2000
----------------------


--------------------------------------------------------------------------------------------------------------
                                                                                 2001 more (less) than 2000
                                                                                 -----------------------------
                                               Quarter Ended      Quarter Ended
           ($000 except EPS)                   June 30, 2001      June 30, 2000        Amount       Percent
--------------------------------------------------------------------------------------------------------------
Total Operating Revenue                            $88,795            $30,792           $58,003        188%
EPS FROM OPERATIONS (BASIC AND DILUTED)
   Operating Businesses
     American Payment Systems, Inc.                  $0.00             $0.04             $(0.04)      (100)%
     Xcelecom, Inc.                                  $0.12             $0.01              $0.11       1100%
                                                     -----             -----              -----
        SUBTOTAL OPERATING BUSINESSES                $0.12             $0.05              $0.07        140%
   Passive Investments
     United Bridgeport Energy, Inc.                  $0.04            $(0.01)             $0.05        - -
     United Capital Investments, Inc.               $(0.07)           $(0.01)            $(0.06)      (600)%
                                                    ------            ------             ------
        SUBTOTAL PASSIVE INVESTMENTS                $(0.03)           $(0.02)            $(0.01)       - -

   URI HEADQUARTERS (NOTE A)                        $(0.06)           $(0.02)            $(0.04)      (200)%
                                                    ------            -------            ------

        TOTAL NON-REGULATED EPS FROM OPERATIONS      $0.03             $0.01              $0.02        200%
--------------------------------------------------------------------------------------------------------------

Note (A): Includes financial leveraging, strategic and administrative costs for URI of the non-regulated business units.

Overall, the consolidated non-regulated businesses operating under the parent, URI, after corporate parent-allocated interest, earned approximately $0.4 million, or $0.03 per share, in the second quarter of 2001, compared to earnings of about $0.2 million, or $0.01 per share, in the second quarter of 2000. Operating revenue for the URI businesses increased by $58 million, or 188 percent, to $89 million in the second quarter of 2001. Expenses, including cost of goods sold, selling and administrative expenses, increased by $55.2 million in the second quarter of 2001 compared to the second quarter of 2000, almost entirely as the result of acquiring other companies. Depreciation and amortization expense for the URI businesses increased by $1.0 million. Other income decreased by $0.9 million, and income taxes increased by $0.2 million.

Interest charges for URI increased by a net $0.5 million in the second quarter of 2001 compared to the second quarter of 2000. The results of each of the subsidiaries of URI for the second quarter of 2001, as presented below, reflect the allocation of debt costs from the parent based on a capital structure, including an equity component, and an interest rate deemed to be appropriate for that type of business.

The following is a detailed explanation of these variances by URI subsidiary.

     URI OPERATING BUSINESSES

                      AMERICAN PAYMENT SYSTEMS, INC. (APS)

APS broke even in the second quarter of 2001 compared to earnings of $0.04 per share in the second quarter of 2000. Earnings decreased from higher business development and selling expenses associated primarily with APS's growth plans.

                                 XCELECOM, INC.

Xcelecom, Inc. earned $.12 per share in the second quarter of 2001 compared to $.01 per share in the second quarter of 2000. The increase was due to acquisitions made by Xcelecom, Inc. since the second quarter of 2000.

     URI PASSIVE INVESTMENTS

                      UNITED BRIDGEPORT ENERGY, INC. (UBE)

UBE contributed $0.04 per share in the second quarter of 2001, compared to a loss of $0.01 per share in the second quarter of 2000. The loss in the second quarter of 2000 was due to a shutdown of the Bridgeport Energy generating facility to repair the steam turbine and to make modifications to the combustion turbine. See the "Looking Forward" section for more information on issues involving Installed Capacity (ICAP) revenues and on UBE's plans to reduce the risk of its investment and ensure positive earnings.

                     UNITED CAPITAL INVESTMENTS, INC. (UCI)

UCI lost $0.07 per share in the second quarter of 2001 compared to a loss of $0.01 per share in the second quarter of 2000. The loss in 2001 was due to valuation losses on passive investments, reflecting prevailing financial market conditions.

     URI HEADQUARTERS

URI, the holding company for all non-regulated businesses, lost $0.06 per share in the second quarter of 2001 compared to a loss of $0.02 per share in the second quarter of 2000. The results of each of the subsidiaries of URI, as presented above, reflect interest expense on allocated debt from URI, based on a capital structure, including an equity component, and an interest rate deemed to be appropriate for that type of business. Some financial leveraging, and strategic and administrative costs for the subsidiaries of URI, are retained by the parent URI. The earnings decrease at URI Headquarters reflects additional leveraging in 2001.

FIRST SIX MONTHS OF 2001 VS. FIRST SIX MONTHS OF 2000
-----------------------------------------------------

Results for the first six months of 2001 for UIL Holdings reflect the change in the quarterly earnings pattern compared to the first six months of 2000 that was predicted in UIL Holdings' Form 10-Q filed on May 14, 2001. UIL Holdings achieved earnings above the top end of the estimated 2001 range for the first six months reported in that filing. The actual second quarter earnings were higher than estimated because of improved performance and cost savings at United Illuminating's Seabrook nuclear generating unit, and improved results of its distribution division resulting from higher retail sales due to weather variations and lower than anticipated operation and maintenance expenses. Some of those operation and maintenance expenses are currently expected to be incurred in the fourth quarter.

UIL HOLDINGS CORPORATION (UIL HOLDINGS) RESULTS OF OPERATIONS:  FIRST SIX
-------------------------------------------------------------------------
MONTHS OF 2001 VS. FIRST SIX MONTHS OF 2000
-------------------------------------------


---------------------------------------------------------------------------------------------------
                                                                       2001 more (less) than 2000
                                                                       ----------------------------
                                      Six Months        Six Months
                                        Ended              Ended
($000 except EPS)                    June 30, 2001     June 30, 2000         Amount     Percent
---------------------------------------------------------------------------------------------------
Operating Revenue
   United Illuminating                  $338,928         $344,989            $(6,061)      (2)%
   United Resources                     $165,779          $54,055           $111,724      207%
                                        --------          -------           --------
     Total Operating Revenue            $504,707         $399,044           $105,663       26%
TOTAL EARNINGS FOR COMMON STOCK          $24,696          $34,661            $(9,965)     (29)%
EARNINGS PER SHARE (BASIC)
   United Illuminating                     $1.82            $2.59             $(0.77)     (30)%
   United Resources                       $(0.07)           $0.02             $(0.09)    (450)%
                                          -------           -----             ------
         TOTAL EPS FROM OPERATIONS         $1.75            $2.61             $(0.86)     (33)%
   EPS from one-time items                 $0.00           $(0.15)             $0.15      - -
   Dilution                                $0.00            $0.00              $0.00      - -
                                           -----            -----              -----
     TOTAL EPS (DILUTED)                   $1.75            $2.46             $(0.71)     (29)%
---------------------------------------------------------------------------------------------------


UNITED ILLUMINATING (UI) RESULTS OF OPERATIONS: FIRST SIX MONTHS OF 2001 VS.
----------------------------------------------------------------------------
FIRST SIX MONTHS OF 2000
------------------------

Results for the first six months of 2001 for UI reflect the change in the quarterly earnings pattern compared to 2000 that was predicted in UIL Holdings' Form 10-Q filed May 14, 2001.

------------------------------------------------------------------------------------------------------
                                                                          2001 more (less) than 2000
                                                                          ----------------------------
                                         Six Months        Six Months
                                           Ended              Ended
        ($000 except EPS)               June 30, 2001      June 30, 2000          Amount       Percent
------------------------------------------------------------------------------------------------------
   Total Operating Revenue                $338,928           $344,989           $(6,061)         (2)%
EPS FROM OPERATIONS (BASIC)
   UI excluding Nuclear Division             $1.58              $2.20            $(0.62)        (28)%
   Nuclear Division                          $0.24              $0.39            $(0.15)        (38)%
                                             -----              -----            ------
     Total UI EPS from operations            $1.82              $2.59            $(0.77)        (30)%
GWH SALES (THOUSANDS OF MWH)                 2,780              2,754                26         0.9%
------------------------------------------------------------------------------------------------------

                        UI EXCLUDING THE NUCLEAR DIVISION

Excluding the nuclear division, UI's earnings from operations were $1.58 per share in the first six months of 2001, compared to $2.20 per share in the first six months of 2000. The $0.62 per share decrease was due primarily to the $4.0 million increase on a pre-tax basis ($3.4 million after-tax) in accelerated amortization expense that went into effect on January 1, 2001 as part of UI's retail customer Rate Plan (described below), and to a $6.1 million decrease in the pre-tax earnings of its employees' pension fund. The increase in accelerated amortization and the decrease in pension fund earnings will be repeated in the remaining two quarters of 2001. Both changes have been anticipated in UIL Holdings' earnings guidance for 2001. See the "Looking Forward" section for more details.

The details below explain the variances for all of UI excluding the nuclear division. It should be noted that changes to income and expense items in the distribution division have an immediate net income impact, while changes to those items in "other unbundled utility divisions" do not. Those divisions include the Competitive Transition Assessment (CTA) and the Systems Benefits Charge (SBC), both of which earn an 11.5% return on the equity portion of their respective rate bases. That return is achieved by either accruing additional amortization expenses, or by deferring such expenses as required. Amortization expenses in those divisions impact earnings indirectly through changes to rate base. The "other unbundled utility divisions" also include the Generation Service Charge (GSC), the Conservation and Load Management (C&LM) charge, and the Renewables charge. Those are pass-through charges. Except for a small management fee earned in the C&LM division, expenses are either accrued or deferred such that there is no net income associated with those divisions.

Overall, UI retail revenue increased by $2.3 million in the first six months of 2001, to $300 million, compared to the first six months of 2000.

                                                                  $ millions
-------------------------------------------------------------- -----------------
                                                                  Increase/
               Retail Revenues from Operations                   (Decrease)
-------------------------------------------------------------- -----------------
Revenue from Distribution Division:
-------------------------------------------------------------- -----------------
Estimate of operating Distribution Division component of
"weather corrected" retail sales growth, 0.1%                         0.2
-------------------------------------------------------------- -----------------
Estimate of operating Distribution Division component of
weather effect on retail sales, 0.9%                                  1.0
-------------------------------------------------------------- -----------------
Impact of mix of sales on average price and other                    (1.1)
-------------------------------------------------------------- -----------------
    TOTAL RETAIL REVENUE FROM DISTRIBUTION DIVISION                   0.1
-------------------------------------------------------------- -----------------
    REVENUE FROM OTHER UNBUNDLED UTILITY DIVISIONS                    2.2
-------------------------------------------------------------- -----------------
         TOTAL UI RETAIL REVENUE                                      2.3
-------------------------------------------------------------- -----------------

Other operating revenues increased by $2.8 million in the first six months of 2001 compared to the first six months of 2000. Other operating revenues include transmission revenues from the New England Power Pool (NEPOOL), which increased by $2.0 million in the first six months of 2001 compared to the first six months of 2000 and were partially offset by an increase of $1.2 million in transmission operation expense. Other non-NEPOOL transmission revenues increased by $0.7 million and revenues for other items increased by $0.1 million.

Retail fuel and energy expense decreased by $5.2 million in the first six months of 2001 compared to the first six months of 2000. UI receives, and will receive through 2003, electricity to satisfy its standard offer retail customer service requirements through fixed-price purchased power agreements. These costs are recovered through the GSC portion of UI's unbundled retail customer rates. It should be noted that a small number of customers have selected alternate suppliers to provide generation services, but this has no effect on UI's financial results.

UI's operating expenses for operation, maintenance and purchased capacity increased by $8.9 million in the first six months of 2001 compared to the first six months of 2000. The principal components of these expense changes included:

                                                               $millions
------------------------------------------------------------- -------------
                                                                Increase/
Operating Distribution Division:                               (Decrease)
------------------------------------------------------------- -------------
  Pension fund earnings and employee benefits costs               6.1
------------------------------------------------------------- -------------
  NEPOOL transmission expense                                     1.2
------------------------------------------------------------- -------------
  Severance costs                                                 1.7
------------------------------------------------------------- -------------
  Other                                                           1.6
------------------------------------------------------------- -------------
     TOTAL OPERATING DISTRIBUTION DIVISION                       10.6
------------------------------------------------------------- -------------
     O&M AND CAPACITY FROM OTHER UNBUNDLED UTILITY DIVISIONS     (1.7)
------------------------------------------------------------- -------------
     TOTAL O&M EXPENSE                                            8.9
------------------------------------------------------------- -------------

Other taxes for UI decreased by $0.5 million in the first six months of 2001 compared to the first six months of 2000 attributable to CTA.

Depreciation expense for UI increased by $0.3 million in the first six months of 2001 compared to the first six months of 2000.

On December 31, 1996, the DPUC issued an order that implemented a five-year Rate Plan to reduce UI's regulated retail prices and accelerate the recovery of certain "regulatory assets." According to the Rate Plan, under which UI is currently operating, "accelerated" amortization of past regulated utility investments is scheduled for every year that the Rate Plan is in effect, contingent upon UI earning a 10.5% return on regulated utility common equity. Beginning in 2000, these accelerated amortizations are charged to, and impact directly the earnings of, the operating distribution division. They impact the earnings of the CTA only indirectly through changes to the CTA rate base. Additionally, any "sharing" amortization required as a result of the distribution division exceeding an 11.5% return on the equity portion of its rate base impacts the distribution division earnings but reduces CTA rate base. UI is allowed to earn an 11.5% return, no more and no less, on the equity portion of the CTA rate base that includes all stranded assets. If CTA revenues and various costs included in the CTA do not produce an 11.5% return, then plant amortizations are either accelerated or deferred accordingly. A similar mechanism is in place to deal with SBC, but the impact is immaterial. The table below shows the increases and decreases in amortization of regulatory assets in the second quarter of 2001 compared to the second quarter of 2000. "Accelerated" amortization is spread evenly throughout the year, assuming the 10.5% return is maintained, but "sharing" amortization will only take place once the distribution division achieves an 11.5% return on the common equity portion of its rate base on a year-to-date basis. This usually will not occur until at least the third quarter, and all positive earnings of the distribution division from that point to the end of the year will be "shared". Amortization of regulatory assets increased in the first six months of 2001 compared to the first six months of 2000 by $15.7 million. The principal components of this change were:

                                                            $ millions
--------------------------------------------------- ------------- -------------
Amortization of regulatory assets:                    As Booked     After-tax
--------------------------------------------------- ------------- -------------
  Distribution Division:
--------------------------------------------------- ------------- -------------
   Accelerated amortization                                4.0           3.4
--------------------------------------------------- ------------- -------------
   "Sharing" from operations                               0.0           0.0
--------------------------------------------------- ------------- -------------
         TOTAL DISTRIBUTION DIVISION                       4.0           3.4
--------------------------------------------------- ------------- -------------
  Amortization in CTA and SBC                             11.7           7.0
--------------------------------------------------- ------------- -------------
         TOTAL AMORTIZATION OF REGULATORY ASSETS          15.7          10.4
--------------------------------------------------- ------------- -------------

Interest charges for UI, including the "Dividend requirement of mandatorily redeemable securities," decreased by $3.1 million in the first six months of 2001 compared to the first six months of 2000.

                                NUCLEAR DIVISION

The nuclear division contributed $0.24 per share in the first six months of 2001 compared to $0.39 per share in the first six months of 2000. Wholesale sales margin decreased by about $10.4 million in the first six months of 2001 compared to the first six months of 2000 due to the absence of the Millstone Unit 3 generating unit that was sold on March 31, 2001, and to generating unit outages in the first quarter of 2001. The margin shortfall was partly offset by $5.8 million of reductions in O&M expense, about $2.0 million of which was due to the absence of Millstone Unit 3, and reductions in other expenses associated with the absence of Millstone Unit 3. See the "Looking Forward" section for the impact of the sale of UI's ownership share of the Millstone Unit 3 generating unit on the financial results.

UNITED RESOURCES (URI) RESULTS OF OPERATIONS:  FIRST SIX MONTHS OF 2001 VS.
---------------------------------------------------------------------------
FIRST SIX MONTHS OF 2000
------------------------


----------------------------------------------------------------------------------------------------------------
                                                                                     2001 more (less) than 2000
                                                                                     ---------------------------
                                                    Six Months        Six Months
                                                      Ended              Ended
              ($000 except EPS)                   June 30, 2001      June 30, 2000      Amount      Percent
----------------------------------------------------------------------------------------------------------------
Total Operating Revenue                               $165,779            $54,055      $111,724         207%
EPS FROM OPERATIONS (BASIC AND DILUTED)
   Operating Businesses
     American Payment Systems, Inc.                      $0.00             $0.09         $(0.09)       (100)%
     Xcelecom, Inc.                                      $0.13            $(0.01)         $0.14        1400%
                                                         -----            -------         -----
        SUBTOTAL OPERATING BUSINESSES                    $0.13             $0.08          $0.05          63%
   Passive Investments
     United Bridgeport Energy, Inc.                      $0.04            $(0.08)         $0.12         - -
     United Capital Investments, Inc.                   $(0.12)            $0.06         $(0.18)        - -
                                                        -------            -----         ------
        SUBTOTAL PASSIVE INVESTMENTS                    $(0.08)           $(0.02)        $(0.06)       (300)%

   URI HEADQUARTERS (NOTE A)                            $(0.12)           $(0.04)        $(0.08)       (200)%
                                                        -------           ------         ------

        TOTAL NON-REGULATED EPS FROM OPERATIONS         $(0.07)            $0.02         $(0.09)        - -
-----------------------------------------------------------------------------------------------------------------

Note (A): Includes financial leveraging, strategic and administrative costs for URI of the non-regulated business units.

Overall, the consolidated non-regulated businesses operating under the parent, URI, after corporate parent-allocated interest, lost approximately $1.0 million, or $0.07 per share, in the first six months of 2001, compared to earnings of about $0.3 million, or $0.02 per share, in the first six months of 2000. Operating revenue for the URI businesses increased by $111.7 million, or 206 percent, to $165.9 million in the first six months of 2001. Expenses for the URI businesses, including cost of goods sold, selling and administrative expenses, increased by $107.4 million in the first six months of 2001 compared to the first six months of 2000, almost entirely as the result of acquiring other companies. Depreciation and amortization expense for the URI businesses increased by $2.0 million. Other income decreased by $2.6 million, and income taxes decreased by $0.6 million

Interest charges for URI increased by a net $1.6 million in the first six months of 2001 compared to the first six months of 2000. The results of each of the subsidiaries of URI for the first six months of 2001, as presented below, reflect the allocation of debt costs from the parent based on a capital structure, including an equity component, and an interest rate deemed to be appropriate for that type of business.

The following is a detailed explanation of these variances by URI subsidiary.

     URI OPERATING BUSINESSES

                      AMERICAN PAYMENT SYSTEMS, INC. (APS)

APS broke even in the first six months of 2001 compared to earnings of $0.09 per share in the first six months of 2000. Earnings decreased from higher business development and selling expenses associated primarily with APS's growth plans.

                                 XCELECOM, INC.

Xcelecom, Inc. earned $.13 per share in the first six months of 2001 compared to a loss of $.01 per share in the first six months of 2000. The increase was due to acquisitions made by Xcelecom, Inc. since the second quarter of 2000. Xcelecom, Inc. actually earned $.24 per share from normal operations in the first six months of 2001 but, in connection with its overall construction management process, it established loss reserves relating to projects at certain of its subsidiaries. The effect of these charges was approximately $.11 per share. Operating revenue increased by $106 million to $142 million in the first six months of 2001, due primarily, but not entirely, to acquisitions completed in 2000.

     URI PASSIVE INVESTMENTS

                      UNITED BRIDGEPORT ENERGY, INC. (UBE)

UBE contributed $0.04 per share in the first six months of 2001, compared to a loss of $0.08 per share in the first six months of 2000. The loss in the first six months of 2000 was due to a shutdown of the Bridgeport Energy generating facility to repair the steam turbine and to make modifications to the combustion turbine. See the "Looking Forward" section for more information on issues involving Installed Capacity (ICAP) revenues and on UBE's plans to reduce the risk of its investment and ensure positive earnings.

                     UNITED CAPITAL INVESTMENTS, INC. (UCI)

UCI lost $0.12 per share in the first six months of 2001 compared to earnings of $0.06 per share in the first six months of 2000. The loss in 2001 was due primarily to valuation losses on passive investments reflecting prevailing financial market conditions. The earnings in 2000 were due to unrealized gains on passive investments.

     URI HEADQUARTERS

URI, the holding company for all non-regulated businesses, lost $0.12 per share in the first six months of 2001 compared to a loss of $0.04 per share in the first six months of 2000. The results of each of the subsidiaries of URI, as presented above, reflect interest expense on allocated debt from URI, based on a capital structure, including an equity component, and an interest rate deemed to be appropriate for that type of business. Some financial leveraging, and strategic and administrative costs for the subsidiaries of URI, are retained by the parent URI. The earnings decrease at URI Headquarters reflects additional leveraging in 2001.


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

A LOOK AT 2001: REVISED ESTIMATES
---------------------------------

UIL Holdings expects that its 2001 earnings will be $4.05-$4.15 per share. This range reflects a $0.10 per share reduction from the previous estimate of $4.15-$4.25 per share, resulting from effects of the slowing economy, specifically a drop-off in demand for network infrastructure equipment at Xcelecom, Inc. and lowered results and expectations from passive investments at UCI. See below for further details.

The United Illuminating Company (UI)
------------------------------------

     Five-year Rate Plan

On December 31, 1996, the Connecticut Department of Public Utility Control
(DPUC) issued an order (the Order) that implemented a five-year regulatory framework (Rate Plan) to reduce UI's regulated retail prices and accelerate the recovery of certain "regulatory assets," beginning with deferred conservation costs. UI has operated under the terms of this Order since
January 1, 1997. The Order's schedule of price reductions and accelerated amortizations was based on a DPUC pro-forma financial analysis that anticipated UI would be able to implement such changes and earn an allowed annual return on common equity invested in regulated utility assets of 11.5% over the period 1997 through 2001. The Order established a set formula, the "sharing" mechanism, to share any regulated utility income that would produce a return above the 11.5% level: one-third to be applied to customer price reductions, one-third to be applied to additional amortization of regulatory assets, and one-third to be retained by shareowners (see "Sharing Implementation" below). Regulated utility income for this purpose is inclusive of earnings from operations and one-time items.

     Sharing Implementation

"Sharing" in 2001 will result only if UI's regulated operating distribution division exceeds its allowed return of 11.5% on its portion of regulated utility common equity. As a result of enactment, in 1998, of Connecticut's Public Act 98-28, restructuring the electric utility industry in Connecticut, earnings subject to sharing do not include the Competitive Transition Assessment (CTA) and other unbundled utility components. UI is allowed to earn an 11.5% return, no more and no less, on the equity portion of the CTA rate base that includes all stranded assets. The CTA return, therefore, is not subject to "sharing." Distribution division earnings will not likely exceed the sharing level before the third quarter of 2001. Assuming the sharing level of earnings is exceeded in the third quarter of 2001, then earnings in the third quarter that exceed that level and all positive regulated distribution division earnings recorded in the fourth quarter of 2001 will be subject to "sharing."

The framework of the current Rate Plan, including the "sharing" mechanism, is expected to continue at least through 2001.

     Rate-Related Regulatory Proceedings

UI's current Rate Plan concludes at the end of 2001. Due to this event and because it has been almost ten years since a formal revision, the Connecticut Department of Public Utility Control (DPUC) has announced that it will undertake a full review of UI's rates beginning in September of 2001. UIL Holdings expects to provide guidance for 2002 in this regard at a later date.

     UI EARNINGS ESTIMATES FOR 2001

Overall, UI, including the nuclear division, is expected to contribute $3.95-$4.05 to UIL Holdings' earnings per share in 2001, an increase of $0.10 per share from the previous estimate of $3.85-$3.95 per share. The increase reflects the better than anticipated performance and cost savings at the Seabrook nuclear generating plant in the first half of 2001.

If UI were to earn an 11.5% return on regulated utility equity, excluding the nuclear division, that level of earnings would generate $3.35-$3.45 per share for UIL Holdings.

UI is allowed to earn an 11.5% return on the equity portions of CTA and the Systems Benefits Charge (SBC) rate base (the latter is minimal), no more and no less. For the most part, the regulatory assets that are being recovered through the CTA are being amortized on a straight-line basis. If CTA revenues and expenses produce a return more or less than the allowed return, then deferred accounting or accelerated amortization is used to "true-up" to the allowed return. This true-up adjusts for sales volume fluctuations as well as pricing factors. A similar adjustment, on a much less significant scale, applies to the SBC component.

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

A mandated increase in distribution division accelerated amortization expense, the absence of a significant one-time gain that occurred in 2000, a reduction in pension fund earnings and other 2001 cost increases relative to 2000 will likely reduce significantly, from the 2000 level, the amount of distribution division earnings above the 11.5% allowed return.

     Nuclear Division Earnings Estimates for 2001

The nuclear division contributed $0.45 per share to UIL Holdings' results for 2000. Assuming that the Seabrook unit operates normally for the last six months of 2001, the contribution to earnings in 2001 of the Seabrook unit should be about $0.60 per share. The improvement since the last estimate reflects the 100 percent availability of the Seabrook unit in the second quarter of 2001 and O&M savings that were achieved in that quarter. It is possible for earnings to improve slightly from the estimated level if the unit operates at near full capacity in the third and fourth quarters of 2001.

UI's share of the Millstone 3 nuclear generating unit was sold on March 31, 2001. There was no direct impact on financial results in the first quarter, and net-of-tax proceeds from the sale that were in excess of the market value of the plant, as set by the DPUC, were credited to the Competitive Transition Assessment plant balances and rate base. That amount has been estimated to be about $14 million and is subject to true-up.

     URI EARNINGS ESTIMATES

UIL Holdings' non-regulated businesses, under the parent URI, are expected to earn $0.05-$0.15 per share in 2001. This is a reduction of $0.20 per share from the previous estimate of $0.25-$0.35 per share and reflects the effects of the slowing economy, specifically a drop-off in demand for network infrastructure equipment at Xcelecom, Inc. and lower results and expectations from passive investments at United Capital Investments, Inc. (UCI).

American Payments Systems, Inc. (APS) is expected to break even in 2001, although its base business is expected to grow earnings from the 2000 level. The expected reduction in total earnings reflects anticipated strategic expenses designed to produce future earnings enhancements in the non-contracted payment and agent products segments of its business. Management's experience with Xcelecom, Inc. indicates that incurring short-term strategic expenses to build an appropriate management team and processes that are necessary to grow through acquisitions and product and service enhancements will increase shareowner value in the longer term. Management believes that experience will be equally applicable to APS.

Earnings for Xcelecom, Inc. are expected to grow to $0.25-$0.30 per share in 2001 from the $0.15 per share earned in 2000. This is $0.10 per share less than the previous estimate of $0.35-$0.40 per share, released on May 14, 2001, because of effects of the slowing economy, specifically a drop-off in demand for network infrastructure equipment. Xcelecom, Inc. management continues to monitor economic trends as they impact its operations and will take actions as appropriate.

Earnings from URI's passive investments offset by its headquarters' costs are expected to lose $0.15-$0.20 per share in 2001. This estimate incorporates the $0.18 per share valuation losses at UCI in the first six months of 2001 and lower expectations for the remainder of the year. URI's investments also include United Bridgeport Energy, Inc. (UBE), which is expected to earn about $0.20 per share in 2001. UBE's expected contribution assumes the favorable outcome of an important pending matter that management is confident will come about, although there can be no assurance that it will occur. The assumption is the anticipated realization of UBE's 33 1/3% portion of the revenues of Bridgeport Energy LLP
(BE) related to the market value of the generating capacity (ICAP) of its merchant wholesale electric generating facility in Bridgeport, Connecticut. These ICAP revenues are expected to produce about $0.25 per share for UBE in 2001. The Federal Energy Regulatory Commission (FERC), in a ruling in 2000, affirmed the value of the ICAP market in New England, thereby validating a pre-existing contract of BE for ICAP revenues. However, the FERC ICAP order is the subject of appeal to the FERC by other ICAP users in New

England, and, as a result, the FERC has temporarily stayed its order pending a hearing. As of June 2001, BE's ICAP customer is disputing its contract with BE. BE is continuing to record ICAP revenues pursuant to the existing terms of the ICAP contract. The $0.20 per share earnings expectation for UBE for 2001 includes approximately $0.17 per share for ICAP revenues in the last half of the year. Also, UBE has an agreement with Duke Energy Trading and Marketing, the marketing entity for the Bridgeport Energy generating unit, that will effectively eliminate UBE's exposure to operating risk, including margin risk for all of 2001. In return, UBE will forego potential increased earnings from the unregulated energy market, as well as a portion of anticipated 2001 ICAP revenues.

As stated previously, as a result of management's continued confidence in the potential of the non-regulated businesses, UIL Holdings is evaluating further investments in this area. Near-term losses could be incurred due to these new growth initiatives, if the potential for future earnings is deemed to warrant such losses.

Quarterly Earnings Pattern for 2001
-----------------------------------

The 2001 quarterly earnings pattern for UI is expected to be different than the 2000 pattern. Nuclear division outages in the first quarter of 2001 reduced earnings compared to the first quarter of 2000. Higher mandated amortization expense for the distribution division will be spread evenly throughout the year, and reduced pension fund earnings will affect every quarter. Since UI is not projecting any significant "sharing" in 2001 at this time, primarily because of the cost increases mentioned and also because of the absence of a one-time item that occurred in 2000, the third and fourth quarters of 2001 should show an improvement compared to the corresponding quarters in 2000. "Sharing", resulting in earnings reductions, does not take place until at least the third quarter of any year. UIL Holdings makes every effort to incorporate such impacts, including the sharing impact, in its earnings estimates as each quarter is reported.

Actual 2001 results may vary from estimates depending on changes due to weather, economic conditions, sales mix (the usage pattern of the distribution division's retail customers), the ability to control expenses, and other unanticipated events. These factors can change from quarter to quarter.

UIL Holdings' current overall estimate of earnings per share from operations for 2001 is $4.05-$4.15 and the estimates of quarterly results are as follows:

Earnings per share from operations:

                              Estimated         Actual         Actual
   Quarter                   2001 Range*         2001           2000
   -------                   ----------          ----           ----
      1                     $0.65 - $0.70       $0.67          $1.20
      2                     $0.85 - $0.90       $1.08          $1.41
      3                     $1.50 - $1.65                       1.19
      4                     $0.75 - $0.80                       0.46
                                                                ----
                                                               $4.26

*Quarterly range estimates are not additive, that is, adding the actual 2001 results for the first two quarters and the low range numbers for the future quarters produces a result that is lower than UIL Holdings' low estimate for the year, and adding the actual 2001 results for the first two quarters and the high range numbers for future quarters produces a result that is higher than UIL Holdings' high estimate for the year. The sums of the low and high range values should not be construed to represent any estimate other than UIL Holdings' annual estimate of $4.05-$4.15 per share. The quarterly range estimates do not add to the total UIL Holdings' range for the year because impacts in one quarter can affect the results of other quarters through the sharing mechanism and through timing of activities.

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

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of the Shareowners of UIL Holdings was held on May 16, 2001, for the purpose of electing a Board of Directors for the ensuing year and voting on approval of the employment of PricewaterhouseCoopers LLP as the firm of independent public accountants to audit the books and affairs of UIL Holdings for the fiscal year 2001.

All of the nominees for election as Directors listed in UIL Holdings' proxy statement for the meeting were elected by the following votes:

                                                      NUMBER OF SHARES
                                          ----------------------------------
                                             VOTED                     NOT
         NOMINEE                             "FOR"                    VOTED
         -------                             -----                    -----
    Thelma R. Albright                    12,676,307                 189,287
    Marc C. Breslawsky                    12,676,677                 188,916
    David E. A. Carson                    12,686,585                 179,011
    Arnold L. Chase                       12,685,233                 180,363
    John F. Croweak                       12,677,020                 188,575
    Robert L. Fiscus                      12,685,712                 179,884
    Betsy Henley-Cohn                     12,683,971                 181,624
    John L. Lahey                         12,676,967                 188,629
    F. Patrick McFadden, Jr.              12,688,276                 177,320
    Daniel J. Miglio                      12,678,757                 186,836
    James A. Thomas                       12,688,996                 176,600
    Nathaniel D. Woodson                  12,676,427                 189,169

The employment of PricewaterhouseCoopers LLP as the firm of independent public accountants to audit the books and affairs of UIL Holdings for the fiscal year 2001 was approved by the following vote:

                             NUMBER OF SHARES
           ------------------------------------------------
             VOTED               VOTED                NOT
             "FOR"             "AGAINST"             VOTED
             -----             ---------             -----
           12,620,605            171,220             73,769

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

          Exhibit
        Table Item             Exhibit
          Number               Number                                     Description
        ----------             -------                                    -----------

          (10)                   10.11c*      Copy of Third  Amendment to Employment  Agreement  between The United
                                              Illuminating  Company and Charles J. Pepe, dated as of June 1,  2001, amending Exhibit 10.11a+.

-------------------------------

*  Management contract or compensatory plan or arrangement.
+ Filed with Quarterly Report of The United Illuminating Company (Commission File Number 1-6788) for fiscal quarter ended September 30, 1997.

      (b) Reports on Form 8-K.

             None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         UIL HOLDINGS CORPORATION




Date      8/14/2001             Signature        /s/ Robert L. Fiscus
    ----------------------               ---------------------------------------
                                                    Robert L. Fiscus
                                         Vice Chairman of the Board of Directors
                                                 and Chief Financial Officer