Form 10-Q
period 2001-09-30
UIL HOLDINGS CORP
filed 2001-11-13
CIK 1082510

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                                    Yes  X   No
                                       -----    -----

The number of shares outstanding of the issuer's only class of common stock, as of October 31, 2001, was 14,324,565.

                                      INDEX

                         PART I. FINANCIAL INFORMATION
                                                                          PAGE
                                                                         NUMBER
                                                                         ------

Item 1.  Financial Statements.                                              3

         Consolidated Statement of Income for the three and nine months
          ended September 30, 2001 and 2000.                                3
         Consolidated Balance Sheet as of September 30, 2001 and
          December 31, 2000.                                                4
         Consolidated Statement of Cash Flows for the three and nine
           months ended September 30, 2001 and 2000.                        6

         Notes to Consolidated Financial Statements.                        7
           -   Statement of Accounting Policies                             7
           -   Capitalization                                               8
           -   Rate-Related Regulatory Proceedings                          9
           -   Short-term Credit Arrangements                              11
           -   Income Taxes                                                13
           -   Supplementary Information                                   14
           -   Commitments and Contingencies                               15
               -  Capital Expenditure Program                              15
               -  Nuclear Insurance Contingencies                          15
               -  Other Commitments and Contingencies                      15
                  -  Connecticut Yankee                                    15
                  -  Hydro-Quebec                                          16
                  -  Long Island Cable Project                             16
                  -  Environmental Concerns                                16
                  -  Site Decontamination, Demolition and Remediation
                     Costs                                                 16
           -   Nuclear Fuel Disposal and Nuclear Plant Decommissioning     17
           -   Segment Information                                         17
           -   Restructuring                                               18

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                        19

           -   Major Influences on Financial Condition                     19
           -   Capital Expenditure Program                                 21
           -   Liquidity and Capital Resources                             21
           -   Subsidiary Operations                                       22
           -   Results of Operations                                       23
           -   Looking Forward                                             33

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.        38

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.                                 39

         SIGNATURES                                                        40

                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                            UIL HOLDINGS CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME

                       (Thousands except per share amounts)
                                   (Unaudited)

                                                                        Three Months Ended            Nine Months Ended
                                                                          September 30,                 September 30,
                                                                        2001          2000           2001          2000
                                                                        ----          ----           ----          ----
OPERATING REVENUES (NOTE G)
  Utility                                                               $209,896      $201,127       $548,824      $546,116
  Non-regulated businesses                                               103,717        45,927        269,496        99,982
                                                                    -------------  ------------   ------------  ------------
  Total Operating Revenues                                               313,613       247,054        818,320       646,098
                                                                    -------------  ------------   ------------  ------------
OPERATING EXPENSES
  Operation
     Fuel and energy                                                      76,894        74,164        211,186       214,503
     Capacity purchased                                                      266           683          2,158         3,587
     Other operation and maintenance                                     131,777        77,831        351,713       196,902
     Non-regulated-selling, general and administrative                    11,885         6,703         32,182        16,964
  Depreciation and amortization (Note G)                                  27,127        26,271         67,903        49,034
  Taxes-other than income taxes (Note G)                                  12,225        11,441         33,938        33,658
                                                                    -------------  ------------   ------------  ------------
       Total                                                             260,174       197,093        699,080       514,648
                                                                    -------------  ------------   ------------  ------------
OPERATING INCOME                                                          53,439        49,961        119,240       131,450
                                                                    -------------  ------------   ------------  ------------

OTHER INCOME AND (DEDUCTIONS) (NOTE G)                                     2,698        (1,986)         5,703          (394)
                                                                    -------------  ------------   ------------  ------------

INCOME BEFORE INTEREST CHARGES AND INCOME TAXES                           56,137        47,975        124,943       131,056
                                                                    -------------  ------------   ------------  ------------

INTEREST CHARGES
  Interest on long-term debt                                              10,898         9,540         31,949        28,659
  Interest on Seabrook obligation bonds owned by UI                       (1,579)       (1,618)        (4,739)       (4,853)
  Dividend requirement of mandatorily redeemable securities                    -         1,123              -         3,529
  Other interest (Note G)                                                  1,531         2,026          4,343         3,052
                                                                    -------------  ------------   ------------  ------------
                                                                          10,850        11,071         31,553        30,387
  Amortization of debt expense and redemption premiums                       531           571          1,625         1,710
                                                                    -------------  ------------   ------------  ------------
       Net Interest Charges                                               11,381        11,642         33,178        32,097
                                                                    -------------  ------------   ------------  ------------

INCOME BEFORE INCOME TAXES                                                44,756        36,333         91,765        98,959

INCOME TAXES (NOTE F)                                                     19,827        16,626         42,140        44,591
                                                                    -------------  ------------   ------------  ------------

NET INCOME AND INCOME APPLICABLE TO COMMON STOCK                         $24,929       $19,707        $49,625       $54,368
                                                                    =============  ============   ============  ============

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC                       14,101        14,070         14,093        14,072
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED                     14,151        14,112         14,147        14,087

EARNINGS PER SHARE OF COMMON STOCK - BASIC AND DILUTED                     $1.77         $1.40          $3.52         $3.86

CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                          $0.72         $0.72          $2.16         $2.16


                The accompanying Notes to Consolidated Financial
            Statements are an integral part of the financial statements.

                            UIL HOLDINGS CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                             (Thousands of Dollars)


                                                             September 30,           December 31,
                                                                 2001                   2000*
                                                                 ----                   ----
                                                             (Unaudited)
Current Assets
  Unrestricted cash and temporary cash investments                 $19,838               $14,237
  Restricted cash                                                   39,163                33,202
  Accounts receivable
  Customers, less allowance for doubtful
     accounts of $2,426 and $2,569                                 250,394               190,159
  Unbilled revenues                                                 32,870                36,694
  Materials and supplies, at average cost                           13,417                10,938
  Other                                                              4,646                 3,076
                                                          -----------------     -----------------
     Total                                                         360,328               288,306
                                                          -----------------     -----------------

Other Property and Investments
   Investment in United Bridgeport Energy facility                  91,451                90,284
   Nuclear decommissioning trust fund assets                        25,265                32,844
   Other                                                             7,476                 7,862
                                                          -----------------     -----------------
                                                                   124,192               130,990
                                                          -----------------     -----------------

Property, Plant and Equipment at original cost
  In service                                                       903,340               962,485
  Less, accumulated provision for depreciation                     417,742               466,635
                                                          -----------------     -----------------
                                                                   485,598               495,850

Construction work in progress                                       27,586                30,267
Nuclear fuel                                                        18,716                24,536
                                                          -----------------     -----------------
     Net Property, Plant and Equipment                             531,900               550,653
                                                          -----------------     -----------------

Regulatory Assets (FUTURE AMOUNTS DUE FROM CUSTOMERS
                   THROUGH THE RATEMAKING PROCESS)
  Nuclear plant investments-above market                           483,040               497,829
  Income taxes due principally to book-tax differences             108,545               123,043
  Long-term purchase power contracts-above market                  116,269               128,328
  Connecticut Yankee                                                21,738                24,272
  Unamortized redemption costs                                      21,453                22,293
  Other                                                             66,486                44,628
                                                          -----------------     -----------------
     Total                                                         817,531               840,393
                                                          -----------------     -----------------

Deferred Charges
  Goodwill                                                          61,697                51,508
  Unamortized debt issuance expenses                                 5,484                 5,477
  Other                                                              1,893                 1,227
                                                          -----------------     -----------------
     Total                                                          69,074                58,212
                                                          -----------------     -----------------

        Total Assets                                            $1,903,025            $1,868,554
                                                          =================     =================

*Derived from audited financial statements

               The accompanying Notes to Consolidated Financial
         Statements are an integral part of the financial statements.

                            UIL HOLDINGS CORPORATION
                           CONSOLIDATED BALANCE SHEET

                         LIABILITIES AND CAPITALIZATION
                             (Thousands of Dollars)


                                                               September 30,           December 31,
                                                                   2001                   2000*
                                                                   ----                   ----
                                                               (Unaudited)
Current Liabilities
  Current portion of long-term debt                                  $    665              $      -
  Notes payable                                                        24,083               110,699
  Accounts payable                                                    140,803               149,146
  Dividends payable                                                    10,153                10,135
  Taxes accrued                                                        36,386                 3,845
  Interest accrued                                                     14,502                 8,528
  Obligations under capital leases                                        429                   405
  Other accrued liabilities                                            96,678                63,988
                                                           -------------------    ------------------
          Total                                                       323,699               346,746
                                                           -------------------    ------------------

Noncurrent Liabilities
  Purchase power contract obligation                                  116,269               128,328
  Nuclear decommissioning obligation                                   25,265                32,844
  Connecticut Yankee contract obligation                               15,330                17,157
  Long-term notes payable                                              10,888                 9,774
  Obligations under capital leases                                     15,400                15,725
  Other                                                                 8,547                14,432
                                                           -------------------    ------------------
          Total                                                       191,699               218,260
                                                           -------------------    ------------------

Deferred Income Taxes (FUTURE TAX LIABILITIES OWED
                       TO TAXING AUTHORITIES)                         238,355               252,809

Regulatory Liabilities (FUTURE AMOUNTS OWED TO CUSTOMERS
                        THROUGH THE RATEMAKING PROCESS)
  Accumulated deferred investment tax credits                          13,945                14,422
  Deferred gains on sale of property                                   29,991                15,978
  Customer refund                                                       4,597                17,976
  Other                                                                 2,941                 1,097
                                                           -------------------    ------------------
          Total                                                        51,474                49,473
                                                           -------------------    ------------------

Capitalization (Note B)
  Long-term debt
    Long-term debt                                                    679,246               604,856
    Investment in Seabrook obligation bonds                           (80,707)              (82,635)
                                                           -------------------    ------------------
      Net long-term debt                                              598,539               522,221
                                                           -------------------    ------------------

  Common stock equity
    Common stock                                                      291,972               291,655
    Unearned employee stock ownership plan equity                      (7,598)               (8,310)
    Retained earnings                                                 214,885               195,700
                                                           -------------------    ------------------
                                                                      499,259               479,045
                                                           -------------------    ------------------

          Total Capitalization                                      1,097,798             1,001,266
                                                           -------------------    ------------------

Commitments and Contingencies (Note L)                                      -                     -
                                                           -------------------    ------------------
          Total Liabilities and Capitalization                     $1,903,025            $1,868,554
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

                            UIL HOLDINGS CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                    Three Months Ended          Nine Months Ended
                                                                       September 30,               September 30,
                                                                    2001          2000          2001          2000
                                                                    ----          ----          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                       $24,929       $19,707       $49,625       $54,368
                                                               ------------  ------------  ------------  ------------
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                  27,918        26,999        60,947        60,625
     Deferred income taxes                                          (1,285)        1,416       (17,604)        7,042
     Deferred investment tax credits - net                            (166)         (103)         (477)         (276)
     Amortization of nuclear fuel                                    1,572         1,979         4,014         5,772
     Allowance for funds used during construction                     (464)         (693)       (1,374)       (1,860)
     CTA and SBC regulatory deferral                                 4,513        (7,888)       (1,366)      (32,904)
     Changes in:
            Accounts receivable - net                              (35,802)      (45,817)      (60,235)      (70,463)
            Materials and supplies                                  (2,925)         (975)       (2,479)       (1,398)
            Prepayments                                               (872)       (1,889)       (1,414)       (2,286)
            Accounts payable                                        15,646        32,673        (8,343)       22,692
            Interest accrued                                        (3,718)       (2,399)        5,974         5,372
            Taxes accrued                                           21,051        (3,119)       32,541         6,799
            Other assets and liabilities                            (3,996)        2,404        19,682        (1,156)
                                                               ------------  ------------  ------------  ------------
     Total Adjustments                                              21,472         2,588        29,866        (2,041)
                                                               ------------  ------------  ------------  ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           46,401        22,295        79,491        52,327
                                                               ------------  ------------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of:
     Common stock                                                      330          (347)        1,030           219
     Long-term debt                                                      -             -        75,000             -
   Notes payable                                                   (11,191)       66,080       (85,502)       63,211
   Securities redeemed and retired:
     Long-term debt                                                      -             -             -       (25,750)
     Company obligated mandatarily redeemable
     securities of subsidiary holding solely parent debentures           -       (50,000)            -       (50,000)
   Expenses of issuance                                                  -             -          (825)            -
   Lease obligations                                                  (103)          (95)         (301)         (279)
   Dividends
     Common stock                                                  (10,147)      (10,135)      (30,422)      (30,390)
                                                               ------------  ------------  ------------  ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                (21,111)        5,503       (41,020)      (42,989)
                                                               ------------  ------------  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Plant expenditures, including nuclear fuel                      (9,102)      (18,085)      (28,837)      (40,780)
    Investment in debt securities                                        -             -         1,928         4,778
                                                               ------------  ------------  ------------  ------------
NET CASH USED IN INVESTING ACTIVITIES                               (9,102)      (18,085)      (26,909)      (36,002)
                                                               ------------  ------------  ------------  ------------

CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD                                           16,188         9,713        11,562       (26,664)
BALANCE AT BEGINNING OF PERIOD                                      42,813        31,945        47,439        68,322
                                                               ------------  ------------  ------------  ------------
BALANCE AT END OF PERIOD                                            59,001        41,658        59,001        41,658
LESS: RESTRICTED CASH                                               39,163        33,212        39,163        33,212
                                                               ------------  ------------  ------------  ------------
BALANCE: UNRESTRICTED CASH AND TEMPORARY CASH INVESTMENTS          $19,838        $8,446       $19,838        $8,446
                                                               ============  ============  ============  ============

CASH PAID DURING THE PERIOD FOR:
   Interest (net of amount capitalized)                            $12,757       $10,173       $23,494       $18,732
                                                               ============  ============  ============  ============
   Income taxes                                                     $2,800       $20,000       $30,300       $32,600
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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

BASIS OF PRESENTATION

The consolidated financial statements of UIL Holdings Corporation (UIL Holdings), which include its wholly-owned direct subsidiaries, The United Illuminating Company (UI) and United Resources, Inc. (URI), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC). The statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. UIL Holdings believes that the disclosures are adequate to make the information presented not misleading. UIL Holdings' Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in UIL Holdings' Annual Report on Form 10-K for the year ended December 31, 2000. Such notes are supplemented as follows:

(A)  STATEMENT OF ACCOUNTING POLICIES

NUCLEAR DECOMMISSIONING TRUSTS

External trust funds are maintained to fund the estimated future decommissioning costs of the nuclear generating units in which UI has an ownership interest. These costs are accrued as a charge to depreciation expense over the estimated service lives of the units and are recovered in rates on a current basis. UI paid $2.5 million into the decommissioning trust fund for Seabrook Unit 1 in the first nine months of each of 2001 and 2000.

At September 30, 2001, UI's share of the trust fund balance for Seabrook Station, which included accumulated earnings on the funds, was $25.3 million. This fund balance is included in "Other Property and Investments" and the accrued decommissioning obligation is included in "Noncurrent Liabilities" on the Consolidated Balance Sheet.

On March 31, 2001, UI sold its ownership interest in Millstone Unit 3 to Dominion Resources, Inc. and, as a result, its share of the trust fund balance for Millstone Unit 3 was transferred to the new owner. UI's share of the market value of the trust fund transferred was $8.5 million.

COMPREHENSIVE INCOME

Comprehensive income for the three and nine month periods ended September 30, 2001 and 2000 is equal to net income as reported.

NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which became effective for UIL Holdings in the first quarter of 2001, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for the changes in the fair value of a derivative (gains and losses) would depend on the intended use and designation of the derivative. UI has a contract with a power marketer that includes a financially settled contract for differences related to certain call rights of the power marketer and put rights of UI with respect to UI's entitlements in Seabrook Unit
1. This contract will terminate at the earlier of December 31, 2003 or the date that UI sells its interest in Seabrook Unit 1. Application of the new accounting standard required the recognition

                            UIL HOLDINGS CORPORATION
of UI's future obligation for financial settlements under this contract. As of September 30, 2001, UI's estimated future obligation for financial settlements under this contract is approximately $24 million. This future obligation has been estimated using assumptions regarding the future market price for power, the operation of the unit, and the projected future sale date of UI's interest in Seabrook Unit 1. If actual market prices, the operation of the unit, and/or the actual date of sale differ significantly from these assumptions, the actual amount paid for financial settlement of this contract will vary significantly from this estimate. However, since the costs of this contract are considered in the annual reconciliation of the Competitive Transition Assessment mechanism, there is no income statement effect. As a result, the future obligation has been recognized as a current liability and an offsetting regulatory asset.

The Financial Accounting Standards Board has issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141, which applies to all business combinations initiated after June 30, 2001, will result in UIL Holdings accounting for any business combinations initiated after that date under the purchase method of accounting. The adoption of SFAS No. 141 will not change the method of accounting used in previous business combinations. SFAS No. 142, which will be adopted by UIL Holdings on January 1, 2002, will result in UIL Holdings no longer amortizing its existing goodwill. At September 30, 2001, goodwill associated with its non-regulated businesses was approximately $61.7 million. On an annualized basis, the amortization of this goodwill has approximately a $0.15 per share impact on earnings. In addition, UIL Holdings will be required to measure goodwill for impairment effective January 1, 2002 as part of the transition provisions. The statement requires goodwill to be allocated to reporting units and measured for impairment under a two-step test. The first step of the test is required to be completed by June 30, 2002 and the second step, if necessary, no later than December 31, 2002. Any impairment resulting from the transition test will be recorded as of January 1, 2002 and will be recognized as a cumulative effect of a change in accounting principle. UIL Holdings will not be able to determine if an impairment write-off will be required until completion of such impairment test.

The Financial Accounting Standards Board has issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement, which is effective for fiscal years beginning after June 15, 2002, requires that an asset retirement obligation be recognized at the time when an entity faces a legal obligation to retire an asset. The asset retirement cost would be capitalized as part of the related long-lived asset and initially measured at fair value and adjusted in subsequent periods when necessary. Upon adoption of the statement, a cumulative effect approach will be used to recognize transition amounts for any existing asset retirement obligations. UIL Holdings has not assessed the full impact this standard will have on its financial position and results of operations.

(B)  CAPITALIZATION

COMMON STOCK

UIL Holdings had 14,324,565 shares of its common stock, without par value, outstanding at September 30, 2001, of which 223,525 shares were unallocated shares held by UI's 401(k)/Employee Stock Ownership Plan (KSOP) and not recognized as outstanding for accounting purposes.

UI has entered into an arrangement under which it loaned $11.5 million to the KSOP. The trustee for the KSOP used the funds to purchase shares of UI common stock in open market transactions. On July 20, 2000, effective with the formation of the holding company structure, unallocated shares held by the KSOP were converted into shares of UIL Holdings' common stock. The shares will be allocated to employees' KSOP accounts, as the loan is repaid, to cover a portion of the required KSOP contributions. The loan will be repaid by the KSOP over a twelve-year period, using employer contributions and UIL Holdings' dividends paid on the unallocated shares of the stock held by the KSOP. As of September 30, 2001, 223,525 shares, with a fair market value of $10.7 million, had been purchased by the KSOP and had not been committed to be released or allocated to KSOP participants.

In 1990, UI's Board of Directors and the shareowners approved a stock option plan for officers and key employees of UI. Effective with the formation of the holding company structure on July 20, 2000, all outstanding options were converted into options to purchase an equivalent number of shares of UIL Holdings' common stock.

                            UIL HOLDINGS CORPORATION

On March 22, 1999, UI's Board of Directors approved a stock option plan for directors, officers and key employees of UI. The plan provides for the awarding of options to purchase up to 650,000 shares of UI's common stock over periods of from one to ten years following the dates when the options are granted. The exercise price of each option cannot be less than the market value of the stock on the date of the grant. On June 28, 1999, UI's shareowners approved the plan. Effective with the formation of the holding company structure on July 20, 2000, all outstanding options were converted into options to purchase an equivalent number of shares of UIL Holdings' common stock. On March 26, 2001, options were granted to purchase 167,600 shares of stock at an exercise price of $45.175. On May 14, 2001, options were granted to purchase 4,900 shares of stock at an exercise price of $47.185. And on May 30, 2001, options were granted to purchase 3,200 shares of stock at an exercise price of $48.550.

RETAINED EARNINGS RESTRICTION

The indenture under which UI has issued $200 million principal amount of Notes places limitations on UI relative to the payment of cash dividends on its common stock, which is wholly-owned by UIL Holdings, and the purchase or redemption of said common stock. Retained earnings in the amount of $106.7 million were free from such limitations at September 30, 2001.

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

Under the Note Purchase Agreement in connection with the issue described above, UIL Holdings is required to (i) maintain a ratio of consolidated debt to consolidated capital of not greater than 65% (debt ratio); (ii) maintain a ratio of consolidated earnings available for interest charges to consolidated interest charges for any period of four fiscal quarters of at least 2.00 to 1.00 (interest coverage ratio); and (iii) maintain consolidated net worth of at least $345 million plus 25% of consolidated net income on a cumulative basis for each fiscal quarter for which consolidated net income is positive. As of September 30, 2001, UIL Holdings' debt ratio was 57%; its interest coverage ratio was 3.06 to 1.00; and it had consolidated net worth in the amount of $141.9 million in excess of the requirement.

(C)  RATE-RELATED REGULATORY PROCEEDINGS

On December 31, 1996, the Connecticut Department of Public Utility Control
(DPUC) completed a financial and operational review of UI and ordered a five-year incentive retail rates regulation plan for the years 1997 through 2001 (the Rate Plan). The Rate Plan accelerates the amortization and recovery of regulatory assets during 1999-2001 if UI's common equity return on regulated utility investment exceeds 10.5% after recording the amortization. UI's authorized return on regulated utility common equity during the period is 11.5%. Earnings above 11.5%, on an annual basis, are utilized one-third for customer price reductions, one-third to increase amortization of assets, and one-third retained as earnings.

The Rate Plan included a provision that it could be reopened and modified upon the enactment of electric utility restructuring legislation in Connecticut. On October 1, 1999, the DPUC issued a decision establishing UI's standard offer customer rates, commencing January 1, 2000, at a level 10% below 1996 rates, as directed by the Restructuring Act described in detail below. These standard offer customer rates supersede the rates that were included in the Rate Plan. The decision also reduced the required amount of accelerated amortization of assets in 2000 and 2001. Under this 1999 decision, all other components of the 1996 Rate Plan are expected to remain in effect through 2001. The

                            UIL HOLDINGS CORPORATION

Connecticut Office of Consumer Counsel (OCC), the statutory representative of consumer interests in public utility matters, appealed the DPUC's standard offer decision to the Connecticut Superior Court, challenging the DPUC's determination of UI's average prices in 1996 rates from which a 10% reduction is required by the Restructuring Act. On February 22, 2001, the Superior Court dismissed the OCC's appeal from the DPUC's decision.

On February 13, 2001, the Connecticut Attorney General and the OCC petitioned the DPUC to initiate a proceeding and hold a hearing concerning the need to decrease UI's rates by reason of UI having earned a return on regulated common equity more than 1% above the authorized level of 11.5% for at least six consecutive months. The DPUC docketed such a proceeding and, by a letter dated July 3, 2001, stated its intention to combine a full review of UI's retail rates (a Rate Case) in the same docket as the overearnings proceeding. Following hearings on August 8, 2001 and August 27, 2001, the DPUC issued a final decision on October 31, 2001 holding that as a result of the earnings sharing mechanism embedded in UI's rate plan, UI's customers have directly benefited when UI has earned over its 11.5% authorized return on regulated common equity during the Rate Plan period. Because the earnings sharing mechanism is scheduled to end, with the Rate Plan, on December 31, 2001, the DPUC ordered that the earnings sharing mechanism be extended effective January 1, 2002 until the conclusion of the Rate Case proceeding. The DPUC's decision also found that UI's earnings are not expected to exceed 11.5% in 2002, but that just and reasonable rates for UI at this point in time can only be determined in the full Rate Case proceeding. Accordingly, the DPUC ordered UI to file rate case schedules with the DPUC by November 15, 2001. UI expects to file rate case schedules on November 15, 2001, together with supporting pre-filed sworn written testimony. UI anticipates a final decision in the rate case proceeding within 180 days of this filing.

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

On December 28, 1999, UI and Enron Power Marketing, Inc. (EPMI) entered into a Wholesale Power Supply Agreement, a PPA Entitlements Transfer Agreement and related agreements documenting a four-year standard offer

                            UIL HOLDINGS CORPORATION
power supply arrangement and the assumption of all of UI's long-term purchased power agreements, effective January 1, 2000. Under these agreements, EPMI supplies the generation services needed by UI to meet its standard offer obligations for four-year standard offer period at a fixed price. The agreements with EPMI also include a financially settled contract for differences related to certain call rights of EPMI and put rights of UI with respect to UI's entitlement in Seabrook Unit 1, and UI's provision to EPMI of certain ancillary products and services associated with that nuclear entitlement, which provisions terminate at the earlier of December 31, 2003 or the date that UI sells its interest in Seabrook Unit 1. The agreements do not restrict UI's right to sell to third parties UI's ownership and leasehold interests in Seabrook Unit 1 or the generated energy actually attributable to those interests.

The Restructuring Act requires that, in order for UI to recover any stranded costs associated with its power plants, it must attempt to divest its ownership interests in its nuclear-fueled power plants prior to 2004. On October 1, 1998, in its "unbundling plan" filing with the DPUC under the Restructuring Act, and in other regulatory dockets, UI stated that it planned to divest its nuclear generation ownership and leasehold interests (17.5% of Seabrook Unit 1 in New Hampshire and 3.685% of Millstone Unit 3 in Connecticut) by the end of 2003, in accordance with the Restructuring Act. On April 19, 2000, the DPUC approved UI's plan for divesting its ownership interest in Millstone Unit 3 by participating in an auction process for all three of the generating units at Millstone Station, which was concluded on August 7, 2000 when Dominion Resources, Inc. agreed to purchase Millstone Units 1 and 2, and 93.47% of Millstone Unit 3 for $1.298 billion. The sale was consummated on March 31, 2001. UI's share of the proceeds from the sale, including nuclear fuel, was $35.2 million. There was no direct impact on UI's financial results in the first quarter, and net-of-tax proceeds from the sale that were in excess of the market value of the plant, as set by the DPUC, were credited to the Competitive Transition Assessment plant balances and rate base. That amount is approximately $15.8 million and is subject to true-up. On December 15, 2000, UI and The Connecticut Light and Power Company (CL&P) filed with the DPUC for its approval their plan to divest their respective interests in Seabrook Station by an auction process. On May 9, 2001, the DPUC issued an interim decision approving the plan, with certain modifications and subject to the impact of legislation under consideration in New Hampshire that could affect the divestiture transaction. On July 27, 2001, UI and CL&P filed a letter with the DPUC notifying the DPUC that appropriate New Hampshire legislation had been enacted and requesting that the DPUC finalize its decision. On October 10, 2001, the DPUC issued its final decision approving the plan with certain modifications. The New Hampshire Public Utilities Commission, in coordination with the DPUC, has retained an investment banking firm as the asset sale specialist to conduct the auction of Seabrook Station. The sale process is expected to begin by the end of 2001.

Based on the decisions in the regulatory proceedings described above, the sale of UI's fossil-generation assets and its ownership interest in Millstone Unit 3, and the planned divestiture of its ownership and leasehold interests in Seabrook Station by the end of 2003, UI ceased applying Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," to the generation portion of its assets and operations as of December 31, 1999. Based on the favorable DPUC decisions that allow full recovery, through UI's rates, of all historically incurred stranded costs, UI did not record any write-offs in connection with this event.

(E)  SHORT-TERM CREDIT ARRANGEMENTS

UIL Holdings has a Money Market Loan arrangement with Chase Manhattan Bank. This is an uncommitted short-term borrowing arrangement under which Chase Manhattan Bank may make loans to UIL Holdings for fixed maturities from one day up to six months. Chase Securities, Inc. acts as an agent and sells the loans to investors. The fixed interest rates on the loans are determined based on conditions in the financial markets at the time of each loan. As of September 30, 2001, UIL Holdings had no loans outstanding under this arrangement.

UIL Holdings has a revolving credit agreement with a group of banks, which extends to August 1, 2002. The borrowing limit of this facility is $70 million. The facility permits UIL Holdings to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits UIL Holdings to borrow money for fixed periods of time specified by UIL Holdings at fixed interest rates determined by the Eurodollar interbank market in London (LIBOR). If a material adverse change in the business, operations, affairs, assets or condition, financial or

                            UIL HOLDINGS CORPORATION
otherwise, or prospects of UIL Holdings and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to UIL Holdings under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of September 30, 2001, UIL Holdings had $10.0 million in short-term borrowings outstanding under this facility.

The revolving credit agreement described above requires that UIL Holdings (i) maintain a ratio of consolidated debt to consolidated capital, as of the last day of each March, June, September and December, of not greater than 0.65 to 1.00; and (ii) shall not cause to exist debt of UIL Holdings (excluding debt of its subsidiaries) exceeding $200 million in the aggregate principal amount outstanding at any time. As of September 30, 2001, UIL Holdings' consolidated debt to consolidated capital ratio was 0.57 to 1.00; and its aggregate principal debt outstanding (excluding debt of its subsidiaries) was $153.8 million (including inter-company loans to UIL Holdings).

Xcelecom, Inc. has a revolving working capital credit agreement with Fleet National Bank. This agreement provides for a $25 million revolving working capital facility, available to meet working capital needs and to support standby letters of credit issued by Xcelecom in the normal course of its business. This agreement also provides for the payment of interest at a rate, at the option of Xcelecom, based on the bank's prime interest rate or LIBOR. As of September 30, 2001, the outstanding balance on this facility was $12.9 million. In addition, Xcelecom had outstanding standby letters of credit of $4.3 million at September 30, 2001. This agreement requires that Xcelecom maintain certain financial ratio coverages, including minimum ratios at the end of each fiscal quarter of: (1) debt to earnings; (2) debt to assets; and (3) earnings to interest expense. At September 30, 2001, Xcelecom was in compliance with all covenants and conditions under this agreement.

                            UIL HOLDINGS CORPORATION

(F) INCOME TAXES

                                                   Three Months Ended            Nine Months Ended
                                                      September 30,                  September 30,
                                                   2001           2000           2001          2000
                                                   ----           ----           ----          ----
                                                                  (Thousands of Dollars)
Income tax expense consists of:

Income tax provisions:
  Current
             Federal                                $17,233        $12,416        $48,750       $30,612
             State                                    4,045          2,897         11,471         7,213
                                               -------------   ------------   ------------  ------------
                Total current                        21,278         15,313         60,221        37,825
                                               -------------   ------------   ------------  ------------
  Deferred
             Federal                                   (845)         1,124        (13,914)        6,202
             State                                     (440)           292         (3,690)          840
                                               -------------   ------------   ------------  ------------
                Total deferred                       (1,285)         1,416        (17,604)        7,042
                                               -------------   ------------   ------------  ------------

  Investment tax credits                               (166)          (103)          (477)         (276)
                                               -------------   ------------   ------------  ------------

     Total income tax expense                       $19,827        $16,626        $42,140       $44,591
                                               =============   ============   ============  ============

Income tax components charged as follows:
  Operating tax expense                             $20,526        $18,357        $42,975       $47,574
  Non-operating tax expense                            (699)        (1,731)          (835)       (2,983)
                                               -------------   ------------   ------------  ------------

     Total income tax expense                       $19,827        $16,626        $42,140       $44,591
                                               =============   ============   ============  ============

                            UIL HOLDINGS CORPORATION

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

(G)  SUPPLEMENTARY INFORMATION (UNAUDITED)

                                                                  Three Months Ended                   Nine Months Ended
                                                                     September 30,                       September 30,
                                                                 2001             2000               2001             2000
                                                                 ----             ----               ----             ----
                                                                                  (Thousands of Dollars)
OPERATING REVENUES
------------------

Utility
     Retail                                                     $184,256         $160,028          $484,256         $457,697
     Wholesale                                                    17,574           20,511            44,989           59,083
     Other                                                         8,066           20,588            19,579           29,336
Non-regulated business unit revenues
     American Payment Systems                                     16,016            9,489            40,254           28,519
     Xcelecom                                                     87,752           36,456           229,355           71,490
     Other/Eliminations                                              (51)             (18)             (113)             (27)
                                                          ---------------  ---------------   ---------------   --------------

          Total Operating Revenues                              $313,613         $247,054          $818,320         $646,098
                                                          ===============  ===============   ===============   ==============

SALES BY CLASS(MEGAWATT-HOURS)
-----------------------------

    Retail
     Residential                                                 604,532          535,409         1,630,657        1,543,702
     Commercial                                                  685,247          657,897         1,883,646        1,808,518
     Industrial                                                  287,234          298,806           820,257          870,002
     Other                                                        10,296           10,445            32,982           33,945
                                                          ---------------  ---------------   ---------------   --------------
                                                               1,587,309        1,502,557         4,367,542        4,256,167
    Wholesale                                                    564,626          663,649         1,492,183        1,932,945
                                                          ---------------  ---------------   ---------------   --------------
          Total Sales by Class                                 2,151,935        2,166,206         5,859,725        6,189,112
                                                          ===============  ===============   ===============   ==============


DEPRECIATION AND AMORTIZATION
-----------------------------

    Utility property, plant, and equipment                        $6,384           $6,255           $19,229          $18,506
    Non-regulated business property, plant, and equipment          2,121            1,135             5,998            3,059
    Amortization of nuclear plant regulatory assets                9,476            9,637            15,350             (695)
    Amortization of purchase power contracts                       6,583            6,723            19,533           20,022
    Amortization of other regulatory assets                        1,437            1,221             4,310            4,261
    Amortization of cancelled plant                                  293              293               879              879
    Nuclear Decommissioning                                          833            1,007             2,604            3,002
                                                          ---------------  ---------------   ---------------   --------------
        Total Depreciation and Amortization                      $27,127          $26,271           $67,903          $49,034
                                                          ===============  ===============   ===============   ==============

TAXES-OTHER THAN INCOME TAXES
-----------------------------

    Charged to:
     Operating:
        State gross earnings                                      $8,094           $6,480           $20,434          $18,035
        Local real estate and personal property                    2,981            3,612             9,398           11,310
        Payroll taxes                                              1,150            1,349             4,106            4,313
                                                          ---------------  ---------------   ---------------   --------------
                                                                  12,225           11,441            33,938           33,658
     Nonoperating and other accounts                                 143              197               450              476
                                                          ---------------  ---------------   ---------------   --------------
          Total Taxes-other than income taxes                    $12,368          $11,638           $34,388          $34,134
                                                          ===============  ===============   ===============   ==============

OTHER INCOME AND (DEDUCTIONS) - NET
-----------------------------------

     Interest income                                                $182             $197              $493             $808
     Allowance for funds used during construction                    464              693             1,374            1,860
     Equity earnings from Connecticut Yankee                          99              574               190              817
     Miscellaneous other income and (deductions) - net             1,953           (3,450)            3,646           (3,879)
                                                          ---------------  ---------------   ---------------   --------------
          Total Other Income and (Deductions) - net               $2,698          ($1,986)           $5,703            ($394)
                                                          ===============  ===============   ===============   ==============

OTHER INTEREST
--------------

     Notes Payable                                                  $345             $702            $2,342           $1,217
     Other                                                         1,186            1,324             2,001            1,835
                                                          ---------------  ---------------   ---------------   --------------
          Total Other Interest                                    $1,531           $2,026            $4,343           $3,052
                                                          ===============  ===============   ===============   ==============

                            UIL HOLDINGS CORPORATION

(L)  COMMITMENTS AND CONTINGENCIES

CAPITAL EXPENDITURE PROGRAM

UIL Holdings' continuing capital expenditure program is presently estimated at $306.6 million, excluding UI's allowance for funds used during construction (AFUDC), for 2001 through 2005.

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

UI's estimate of its remaining share of Connecticut Yankee costs, including decommissioning, less return of investment (approximately $6.4 million) and return on investment (approximately $1.4 million) at September 30, 2001, is approximately $15.3 million. This estimate, which is subject to ongoing review and revision, has been recorded as an obligation with an offsetting regulatory asset of $21.7 million, which includes the $6.4 million return of investment.

                                  HYDRO-QUEBEC

UI is a participant in the Hydro-Quebec transmission intertie facility linking New England and Quebec, Canada. Phase I of this facility, which became operational in 1986 and in which UI has a 5.45% participating share, has a 690 megawatt equivalent generation capacity value; and Phase II, in which UI has a 5.45% participating share, increased the equivalent generation capacity value of the intertie from 690 megawatts to a maximum of 2000 megawatts in 1991. UI is obligated to furnish a guarantee for its participating share of the debt financing for the Phase II facility. As of September 30, 2001, UI's guarantee liability for this debt was approximately $5.1 million.

                            LONG ISLAND CABLE PROJECT

United Capital Investments (UCI), an indirect wholly-owned subsidiary of UIL Holdings, has a 25% interest in a merchant electric transmission line project that proposes to install, own and operate a 330-megawatt transmission line connecting Connecticut and Long Island under Long Island Sound. UCI is obligated to furnish a direct guarantee by means of a letter of credit for its participating share of the debt financing of the project. Under separate agreement, UIL Holdings is an indirect guarantor of the obligation of UCI. As of September 30, 2001, UCI's guarantee liability for this debt was approximately $7.7 million. In March 2001, the Connecticut Siting Council rejected, without prejudice, a permit application for siting the cable, in part because of potential damage that installation of the cable could inflict upon oyster beds in New Haven Harbor. The project has filed a new application with the Siting Council utilizing a revised route that addresses environmental concerns. A decision from the Siting Council is expected in the fourth quarter of 2001.

                             ENVIRONMENTAL CONCERNS

In complying with existing environmental statutes and regulations and further developments in areas of environmental concern, including legislation and studies in the fields of water quality, hazardous waste handling and disposal, toxic substances, and electric and magnetic fields, UIL Holdings and its wholly-owned direct and indirect subsidiaries may incur substantial capital expenditures for equipment modifications and additions, monitoring equipment and recording devices, and it may incur additional operating expenses. The total amount of these expenditures is not now determinable.

             SITE DECONTAMINATION, DEMOLITION AND REMEDIATION COSTS

UI has estimated that the total cost of decontaminating and demolishing its Steel Point Station and completing requisite environmental remediation of the site will be approximately $11.3 million, of which approximately $8.7 million had been incurred as of September 30, 2001, and that the value of the property following remediation will not exceed $6.0 million. As a result of a 1992 DPUC retail rate decision, beginning January 1, 1993, UI has been recovering through retail rates $1.075 million of the remediation costs per year. The remediation costs, property value and recovery from customers will be subject to true-up in UI's pending retail rate proceeding, based on actual remediation costs and actual gain on UI's disposition of the property.

UI has begun replacing the bulkhead surrounding a site, bordering the Mill River in New Haven, that contains transmission facilities and deactivated generation facilities, at an estimated cost of $13.5 million. Of this amount, $4.2 million represents the portion of the costs to protect UI's transmission facilities and will be capitalized as plant

                            UIL HOLDINGS CORPORATION
in service and the remaining estimated cost of $9.3 million was expensed. UI has conveyed to an unaffiliated entity, Quinnipiac Energy LLC (QE), this entire site, reserving to UI permanent easements for the operation of its transmission facilities on the site. QE will complete the bulkhead replacement project at UI's expense, with UI acting as the project manager. UI has also funded 61% (approximately $1.2 million) of the environmental remediation costs that will be incurred by QE to bring the site into compliance with applicable minimum Connecticut environmental standards. QE intends to reactivate the generation facilities on the site as a merchant electric generating plant.

UI closed on the sale of its Bridgeport Harbor Station and New Haven Harbor Station generating plants in compliance with Connecticut's electric utility industry restructuring legislation on April 16, 1999. Environmental assessments performed in connection with the marketing of these plants indicate that substantial remediation expenditures will be required in order to bring the plant sites into compliance with applicable minimum Connecticut environmental standards. The purchaser of the plants has agreed to undertake and pay for the major portion of this remediation. However, UI will be responsible for remediation of the portions of the plant sites that have been retained by it.

(M)  NUCLEAR FUEL DISPOSAL AND NUCLEAR PLANT DECOMMISSIONING

New Hampshire has enacted a law requiring that the funds required to finance the decommissioning of nuclear generating units in that state be managed by the State Treasurer. The New Hampshire Nuclear Decommissioning Financing Committee
(NDFC) has established $556 million (in 2001 dollars) as the decommissioning cost estimate for Seabrook Unit 1, of which UI's share would be approximately $97 million. This estimate assumes the prompt removal and dismantling of the unit at the end of its estimated 36-year energy producing life. Monthly decommissioning payments are being made to the state-managed decommissioning trust fund. UI's share of the decommissioning payments made during the first nine months of 2001 was $2.5 million. UI's share of the fund at September 30, 2001 was approximately $25.3 million.

Connecticut has enacted a law requiring the operators of nuclear generating units to file periodically with the DPUC their plans for financing the decommissioning of the units in that state. As of January 1, 2000, the estimate of future decommissioning costs to be incurred subsequent to that date for the Connecticut Yankee Unit, assuming the prompt removal and dismantling of the unit, was $394 million. As of September 30, 2001, $106 million of this amount had been expended for decommissioning. The projected remaining decommissioning cost is $288 million, of which UI's share is $27 million. For UI's 9.5% equity ownership in Connecticut Yankee, decommissioning costs of $1.2 million were funded by UI during the first nine months of 2001, and UI's share of the fund at September 30, 2001 was $14 million. On April 19, 2000, the DPUC approved UI's plan for divesting its ownership interest in Millstone Unit 3 by participating in an auction process for all three of the generating units at Millstone Station, which was concluded on August 7, 2000 when Dominion Resources, Inc. (Dominion) agreed to purchase Millstone Units 1 and 2, and 93.47% of Millstone Unit 3. The sale was consummated on March 31, 2001. UI's share of the Millstone Unit 3 decommissioning payments made during the first three months of 2001 was $1.2 million. This amount included a preliminary payment of $1.1 million required by the Purchase and Sale Agreement (PSA) with Dominion. The actual amount due Dominion under the PSA is still subject to final adjustment, but UI does not expect an adjustment to be material. UI's share of the fund at March 31, 2001 was $8.5 million. This balance was transferred to Dominion on that date, along with the decommissioning obligation.

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


                                             9/30/2001              12/31/2000
                                             ---------              ----------
    Total Assets                                      (In Thousands)
    ------------
      Regulated Utility                     $1,587,989              $1,602,327
      Xcelecom - Non-regulated Business        164,372                 136,951
      Other                                    150,664                 129,276
                                       -----------------------------------------
         Total - UIL Holdings               $1,903,025              $1,868,554
                                       =========================================


                                                    QUARTER          QUARTER
                                                     ENDED            ENDED        YEAR TO DATE      YEAR TO DATE
                                                   9/30/2001        9/30/2000        9/30/2001         9/30/2000
                                                   ---------        ---------        ---------         ---------
                                                                          (In Thousands)
Revenues from External Customers
--------------------------------
    Regulated Utility                              $209,896          $201,127        $548,824           $546,116
    Xcelecom - Non-regulated Business                87,752            36,456         229,355             71,490
    Other                                            15,965             9,471          40,141             28,492
                                               --------------------------------------------------------------------
       Total - UIL Holdings                        $313,613          $247,054        $818,320           $646,098
                                               ====================================================================


Income (Loss) before Income Taxes
---------------------------------
    Regulated Utility                               $41,854           $38,622         $89,802           $100,602
    Xcelecom - Non-regulated Business                 3,861             1,157           7,265              1,319
    Other                                              (959)           (3,446)         (5,302)            (2,962)
                                               --------------------------------------------------------------------
       Total - UIL Holdings                         $44,756           $36,333         $91,765            $98,959
                                               ====================================================================

(Q)  RESTRUCTURING

UI is currently undergoing a restructuring and redesign in order to align more properly its services and costs. As of September 30, 2001, approximately $3.7 million had been accrued under this program, representing employee severance payments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                     MAJOR INFLUENCES ON FINANCIAL CONDITION

The financial condition of UIL Holdings Corporation (UIL Holdings) will continue to be dependent on the level of the electric utility retail sales of The United Illuminating Company (UI), and on UI's ability to control expenses, as well as on the performance of the businesses of UIL Holdings' non-regulated subsidiaries. The two primary factors that affect electric utility sales volume are economic conditions and weather. The principal factors affecting the financial condition of UIL Holdings' operating non-regulated subsidiaries, American Payment Systems, Inc. and Xcelecom, Inc., are the pace of technological changes, competition and risks related to the management of growth, including, in the case of Xcelecom, acquisition financing and integration.

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

On December 31, 1996, the Connecticut Department of Public Utility Control
(DPUC) completed a financial and operational review of UI and ordered a five-year incentive retail rates regulation plan for the years 1997 through 2001 (the Rate Plan). The Rate Plan accelerates the amortization and recovery of regulatory assets during 1999-2001 if UI's common equity return on regulated utility investment exceeds 10.5% after recording the amortization. UI's authorized return on regulated utility common equity during the period is 11.5%. Earnings above 11.5%, on an annual basis, are utilized one-third for customer price reductions, one-third to increase amortization of assets, and one-third retained as earnings.

The Rate Plan included a provision that it could be reopened and modified upon the enactment of electric utility restructuring legislation in Connecticut. On October 1, 1999, the DPUC issued a decision establishing UI's standard offer customer rates, commencing January 1, 2000, at a level 10% below 1996 rates, as directed by the Restructuring Act described in detail below. These standard offer customer rates supersede the rates that were included in the Rate Plan. The decision also reduced the required amount of accelerated amortization of assets in 2000 and 2001. Under this 1999 decision, all other components of the 1996 Rate Plan are expected to remain in effect through 2001. The Connecticut Office of Consumer Counsel (OCC), the statutory representative of consumer interests in public utility matters, appealed the DPUC's standard offer decision to the Connecticut Superior Court, challenging the DPUC's determination of UI's average prices in 1996 rates from which a 10% reduction is required by the Restructuring Act. On February 22, 2001, the Superior Court dismissed the OCC's appeal from the DPUC's decision.

On February 13, 2001, the Connecticut Attorney General and the OCC petitioned the DPUC to initiate a proceeding and hold a hearing concerning the need to decrease UI's rates by reason of UI having earned a return on regulated common equity more than 1% above the authorized level of 11.5% for at least six consecutive months. The DPUC docketed such a proceeding and, by a letter dated July 3, 2001, stated its intention to combine a full review of UI's retail rates (a Rate Case) in the same docket as the overearnings proceeding. Following hearings on August 8, 2001 and August 27, 2001, the DPUC issued a final decision on October 31, 2001 holding that as a result of the earnings sharing mechanism embedded in UI's rate plan, UI's customers have directly benefited when UI has earned over its 11.5% authorized return on regulated common equity during the Rate Plan period. Because the earnings sharing mechanism is scheduled to end, with the Rate Plan, on December 31, 2001, the DPUC ordered that the earnings sharing mechanism be extended effective January 1, 2002 until the conclusion of the Rate Case proceeding. The DPUC's decision also found that UI's earnings are not expected to exceed 11.5% in 2002, but that just and reasonable rates for UI at this point in time can only be determined in the full Rate Case proceeding. Accordingly, the DPUC ordered UI to file rate case schedules with the DPUC by November 15, 2001. UI expects to file rate case schedules on November 15, 2001, together with supporting pre-filed sworn written testimony. UI anticipates a final decision in the rate case proceeding within 180 days of this filing.

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

The Restructuring Act requires that UI must attempt to divest its ownership interests in its nuclear-fueled power plants prior to 2004 in order to recover any stranded costs associated with its power plants. On October 1, 1998, in its "unbundling plan" filing with the DPUC under the Restructuring Act, and in other regulatory dockets, UI stated that it planned to divest its nuclear generation ownership interests (17.5% of Seabrook Unit 1 in New Hampshire and 3.685% of Millstone Unit 3 in Connecticut) by the end of 2003, in accordance with the Restructuring Act. On April 19, 2000, the DPUC approved UI's plan for divesting its ownership interest in Millstone Unit 3 by participating in an auction process for all three of the generating units at Millstone Station, which was concluded on August 7, 2000, when Dominion Resources, Inc. agreed to purchase Millstone Units 1 and 2, and 93.47% of Millstone Unit 3 for $1.298 billion. The sale was consummated on March 31, 2001. UI's share of the proceeds from the sale, including the sale of nuclear fuel, was $35.2 million. On December 15, 2000, UI and The Connecticut Light and Power Company (CL&P) filed with the DPUC for its approval their plan to divest their respective interests in Seabrook Station by an auction process. On May 9, 2001, the DPUC issued an interim decision approving the plan, with certain modifications and subject to the impact of legislation under consideration in New Hampshire that could affect the divestiture transaction. On July 27, 2001, UI and CL&P filed a letter with the DPUC notifying the DPUC that appropriate New Hampshire legislation had been enacted and requesting that the DPUC finalize its decision. On October 10, 2001, the DPUC issued its final decision approving the plan with certain modifications. The New Hampshire Public Utilities Commission, in coordination with the DPUC, has retained an investment banking firm as the asset sale specialist to conduct the auction of Seabrook Station. The sale process is expected to begin by the end of 2001.

                           CAPITAL EXPENDITURE PROGRAM

UIL Holdings' 2001-2005 estimated capital expenditure program, excluding UI's allowance for funds used during construction, is presently budgeted as follows:

                                          2001          2002         2003         2004         2005         TOTAL
                                          ----          ----         ----         ----         ----         -----
                                                                       (In Thousands)
UI
    Distribution and Transmission       $44,225      $66,132       $52,559      $34,629      $25,387       $222,932
    Nuclear Generation (1)                2,276            -             -            -            -          2,276
    Nuclear Fuel (1)                      5,094        3,677             -            -            -          8,771
                                       ----------------------------------------------------------------------------
         Total UI                        51,595       69,809        52,559       34,629       25,387        233,979
                                       ----------------------------------------------------------------------------

United Resources, Inc. (URI)
    Xcelecom                              6,643        7,473        13,052        6,834        8,298         42,300
    American Payment Systems             11,754        2,625         2,606        2,586        2,600         22,171
    United Capital Investments            5,534        1,450           890          250            -          8,124
                                       ----------------------------------------------------------------------------
         Total URI                       23,931       11,548        16,548        9,670       10,898         72,595
                                       ----------------------------------------------------------------------------

Total UIL Holdings                      $75,526      $81,357       $69,107      $44,299      $36,285       $306,574
                                       ============================================================================

(1) Assumes that the sale of UI's interest in Seabrook Station will be completed by December 31, 2002.

                         LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, UIL Holdings had $59.0 million of cash and temporary cash investments, of which $39.2 million is restricted cash. This represents an increase of $11.6 million from the corresponding balance at December 31, 2000. The components of this increase, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

                                                                 (In Millions)
                                                                  -----------

    Balance, December 31, 2000                                      $47.4
                                                                     ----

    Net cash provided by operating activities                        79.5

    Net cash provided by (used in) financing activities:
    -   Financing activities, excluding dividend payments           (10.6)
    -   Dividend payments                                           (30.4)
    Retirement of debt securities                                     1.9
    Cash invested in plant, including nuclear fuel                  (28.8)
                                                                     ----

           Net Change in Cash                                        11.6
                                                                     ----

    Balance, September 30, 2001                                     $59.0
                                                                     ====

UIL Holdings' capital requirements are presently projected as follows:

                                                                2001       2002        2003        2004        2005
                                                                ----       ----        ----        ----        ----
                                                                                   (In Millions)
Cash on Hand - Beginning of Year  (1)                           $14.2     $  -        $  -       $  -        $  -
Funds from Operations less Dividends  (2)                        92.4       80.4        77.3       88.3        91.4
                                                             -------------------------------------------------------
         Subtotal                                               106.6       80.4        77.3       88.3        91.4

Less:
Capital Expenditures  (2)
     UI                                                          51.6       69.8        52.6       34.6        25.4
     URI                                                         23.9       11.6        16.5        9.7        10.9
                                                             -------------------------------------------------------
        Total Capital Expenditures                               75.5       81.4        69.1       44.3        36.3

Plus:
Net Cash from Plant Sales  (3)                                   11.0      130.0        84.9        -           -
                                                             -------------------------------------------------------

Cash Available to pay Debt Maturities and Redemptions            42.1      129.0        93.1       44.0        55.1

Less:
Maturities and Mandatory Redemptions                              -        100.0       100.0        -          79.3
Optional Redemptions                                              -        128.2         -          -           -
                                                             -------------------------------------------------------

External Financing Requirements (Surplus)  (2)                  (42.1)      99.2         6.9      (44.0)       24.2
                                                             -------------------------------------------------------

Plus:
Issuance and Sale of Long-term Debt                              75.0       75.0        75.0        -          50.0
                                                             -------------------------------------------------------

Increase (Decrease) in Short-Term Borrowings                   (117.1)      24.2       (68.1)     (44.0)      (25.8)
                                                             -------------------------------------------------------

Short-Term Borrowings/(Temporary Cash Investments) -
End of Year                                                     $(6.4)     $17.8      $(50.3)    $(94.3)    $(120.1)
                                                             =======================================================

(1) Excludes $3.3 million Seabrook Unit 1 operating deposit, and restricted cash of American Payment Systems, Inc. of $29.9 million.
(2) "Funds from Operations less Dividends", "Capital Expenditures" and "External Financing Requirements (Surplus)" are estimates based on current earnings and cash flow projections. All of these estimates are subject to change due to future events and conditions that may be substantially different from those used in developing the projections.
(3) The estimate for "Net Cash from Plant Sales" for 2002 is based on speculative pricing and other projections for the sale of Seabrook Station, including a sale date by December 31, 2002.

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

URI serves as the parent corporation for several non-regulated businesses, each of which is incorporated separately to participate in business ventures that will provide long-term rewards to UIL Holdings' shareowners. As of September 30, 2001, URI has invested approximately $226 million in its non-regulated businesses. URI, which is not itself an operating company, has four wholly-owned subsidiaries:

AMERICAN PAYMENT SYSTEMS, INC. (APS) is the largest vendor in the nation for walk-in payment of utility bills. APS manages a national network of retailers for the processing of bill payments made by customers of UI and other companies. It recruits and manages retailers who collect payments for APS contracted and non-contracted billers, which include major utility and telecommunications companies. The retailers transmit all billing information to APS electronically and deposit all payments into a bank account. APS sweeps these accounts daily and then forwards payment and other information electronically to the billers. APS processes all critical data in-house in Hamden, Connecticut. APS's subsidiaries include APS Card Services, Inc. of Connecticut and CellCards of Illinois, LLC, who market prepaid stored value cards and prepaid telecommunications calling cards, respectively, at retail locations throughout the United States.

XCELECOM, INC. (Xcelecom, formerly known as Precision Power, Inc.) and its subsidiaries, provide general and specialty electrical and voice-data-video design, construction, systems integration and services in regional markets of the Eastern United States. The Xcelecom group currently includes Allan Electric Co., Inc., Brite-Way Electrical Contractors, Inc., JBL Electric, Inc. and The Datastore, Incorporated, of New Jersey, Orlando Diefenderfer Electrical Contractors, Inc., of Pennsylvania, 4Front Systems, Inc., of North Carolina, and Johnson Electric Co., Inc., M. J. Daly & Sons, Inc., McPhee Electric Ltd., LLC and McPhee Utility Power and Signal, Ltd., of Connecticut. Xcelecom also owns and operates heating and cooling energy centers through its Thermal Energies, Inc. subsidiary, providing heating and cooling services to two of New Haven, Connecticut's largest office and government complexes.

UNITED CAPITAL INVESTMENTS, INC. (UCI) and its subsidiaries invest in business ventures that are expected to earn above-average returns. Some of its investments include:

o LONG ISLAND CABLE PROJECT - UCI has a 25% interest in a merchant electric transmission line project that proposes to install, own and operate a 330-megawatt transmission line connecting Connecticut and Long Island under Long Island Sound;

o ZERO STAGE CAPITAL - Regional high technology venture capital funds in which UCI has invested, both as a financial investment and as a means of promoting local economic development; and

o    GEMINI NETWORKS - A regional wholesale and retail bandwidth provider.

UNITED BRIDGEPORT ENERGY, INC. owns, as a passive investor, 331/3% of a merchant wholesale electric generating facility co-owned and operated by a unit of Duke Energy and located in Bridgeport, Connecticut.

                              RESULTS OF OPERATIONS
                              ---------------------

As a result of the formation of UIL Holdings Corporation (UIL Holdings), all subsidiary results are consolidated. All periods reported herein have been reclassified for consolidated reporting, with no impact on earnings.

THIRD QUARTER 2001 VS. THIRD QUARTER 2000
-----------------------------------------

Third quarter 2001 results for UIL Holdings reflect the change in the quarterly earnings pattern compared to 2000 that was predicted by UIL Holdings in its fourth quarter 2000 earnings release dated January 22, 2001. UIL Holdings achieved earnings above the top end of the estimated 2001 range for the third quarter reported in its second quarter 2001 earnings release dated July 23, 2001. The actual third quarter earnings were higher than estimated because of better than expected performance at The United Illuminating Company's Seabrook nuclear generating unit, and higher than anticipated revenues and earnings at its distribution division, both from higher retail sales and average prices. The retail sales improvement was almost entirely due to hotter than normal weather, which resulted in higher kwh usage and contributed to a higher average price. Additionally, Xcelecom, Inc., a United Resources, Inc. (URI) subsidiary, performed better than expected, but that performance was offset by the lower performance of URI's passive investments.

UIL HOLDINGS CORPORATION (UIL HOLDINGS) RESULTS OF OPERATIONS:  THIRD QUARTER
-----------------------------------------------------------------------------
2001 VS. THIRD QUARTER 2000
---------------------------

--------------------------------------- ---------------- ------------------ ---------------------------
                                                                             2001 more (less) than 2000
                                                                             --------------------------
                                         Quarter Ended     Quarter Ended
($000 except Earnings Per Share (EPS))   Sept. 30, 2001    Sept. 30, 2000          Amount     Percent
--------------------------------------- ---------------- ------------------ --------------- -----------
Operating Revenue
   United Illuminating                        $209,896         $201,127             $8,769        4%
   United Resources                           $103,717          $45,927            $57,790      126%
                                              --------          -------            -------
     Total Operating Revenue                  $313,613         $247,054            $66,559       27%
TOTAL EARNINGS FOR COMMON STOCK                $24,929          $19,707             $5,222       27%
EPS (BASIC)
   United Illuminating                           $1.65            $1.29              $0.36       28%
   United Resources                              $0.12           $(0.10)             $0.22
                                                 -----           -------             -----
         TOTAL EPS FROM OPERATIONS               $1.77            $1.19              $0.58       49%
   EPS from one-time items                       $0.00            $0.21             $(0.21)     - -
   Dilution                                      $0.00            $0.00              $0.00      - -
                                                 -----            -----              -----
     TOTAL EPS (DILUTED)                         $1.77            $1.40              $0.37       26%
--------------------------------------- ---------------- ------------------ --------------- -----------

UNITED ILLUMINATING (UI) RESULTS OF OPERATIONS:  THIRD QUARTER 2001 VS. THIRD
-----------------------------------------------------------------------------
QUARTER 2000
------------

Third quarter results for UI reflect the change in the quarterly earnings pattern compared to 2000 that was predicted by UIL Holdings on January 22, 2001.

---------------------------------------------------------------------------------------------------------------------
                                                                                         2001 more (less) than 2000
                                                                                         ----------------------------
                                                     Quarter Ended      Quarter Ended
($000 except Earnings Per Share (EPS))              Sept. 30, 2001      Sept. 30, 2000       Amount       Percent
-------------------------------------------------- ----------------- ------------------ ---------------- ------------
Operating Revenue from Operations                       $209,896           $191,485          $18,411          10%
One-time Operating Revenues net of sharing                     0              9,642           (9,642)       (100)%
                                                         -------            -------          -------
   Total Operating Revenue                              $209,896           $201,127           $8,769           4%
EPS FROM OPERATIONS (BASIC)
   UI excluding Nuclear Division and Sharing               $1.51              $1.89           $(0.38)        (20)%
   Sharing                                                $(0.10)            $(0.82)           $0.72         - -
   Nuclear Division                                        $0.24              $0.22            $0.02           9%
                                                           -----             ------           ------
     Total UI EPS from operations                          $1.65              $1.29            $0.36          28%
GWH SALES (THOUSANDS OF MWH)                               1,588              1,502               86         5.7%
-------------------------------------------------- ----------------- ------------------ ---------------- ------------


                        UI EXCLUDING THE NUCLEAR DIVISION

Excluding the nuclear division and "sharing" under UI's retail customer Rate Plan (described below), UI's earnings from operations were $1.51 per share in the third quarter of 2001 compared to $1.89 per share in the third quarter of

2000. The $0.38 per share decrease was due primarily to the $2.0 million increase on a pre-tax basis ($1.7 million after-tax) in accelerated amortization expense that went into effect on January 1, 2001 as part of the Rate Plan, and to a $4.2 million decrease in the pre-tax earnings of UI's employees' pension fund. Similar impacts in accelerated amortization and the pension fund earnings will be repeated in the remaining quarter of 2001. Both changes have been anticipated in UIL Holdings' earnings guidance for 2001. See the "Looking Forward" section for more details.

On December 31, 1996, the DPUC issued an order that implemented a five-year Rate Plan to reduce UI's regulated retail prices and accelerate the recovery of certain "regulatory assets." Under the Rate Plan, UI's authorized return on regulated utility common equity during the five-year period is 11.5%. Earnings for the distribution division that exceed 11.5%, on an annual basis, are "shared," one-third for customer price reductions, one-third to increase amortization of regulatory assets, and one-third retained as earnings.

The details below explain the variances for all of UI excluding the nuclear division. It should be noted that changes to income and expense items in the distribution division have an immediate net income impact, while changes to those items in "other unbundled utility divisions" do not. Those divisions include the Competitive Transition Assessment (CTA) and the Systems Benefits Charge (SBC), both of which earn an 11.5% return on the equity portion of their respective rate bases. That return is achieved by either accruing additional amortization expenses, or by deferring such expenses as required. Amortization expenses in those divisions impact earnings indirectly, and mostly in the future, through changes to rate base. The "other unbundled utility divisions" also include the Generation Service charge (GSC), the Conservation and Load Management (C&LM) charge, and the Renewables charge. Those are pass-through charges. Except for a small management fee earned in the C&LM division, expenses are either accrued or deferred such that there is no net income associated with those divisions.

Overall, UI retail revenue increased by $24.2 million in the third quarter of 2001, to $184.3 million, compared to the third quarter of 2000.

                                                                                $ millions
---------------------------------------------------------------------------------------------------------------
                                                                   From               From
             Retail Revenue Increase/(Decrease)                 Operations       One-Time Items      Total
---------------------------------------------------------- ----------------- ------------------- --------------
Revenue from Distribution Division:
---------------------------------------------------------- ----------------- ------------------- --------------
Estimate of operating Distribution Division component of
"weather corrected" retail sales growth, (0.3)%                    (0.1)                              (0.1)
---------------------------------------------------------- ----------------- ------------------- --------------
Estimate of operating Distribution Division component of
weather effect on retail sales, 5.9%                                4.4                                4.4
---------------------------------------------------------- ----------------- ------------------- --------------
Impact of mix of sales on average price and other                  (0.5)                              (0.5)
---------------------------------------------------------- ----------------- ------------------- --------------
Sharing revenues                                                    9.1               5.3             14.4
---------------------------------------------------------- ----------------- ------------------- --------------
   TOTAL RETAIL REVENUE FROM DISTRIBUTION DIVISION                 12.9               5.3             18.2
---------------------------------------------------------- ----------------- ------------------- --------------
   REVENUE FROM OTHER UNBUNDLED UTILITY DIVISIONS                   6.0               - -              6.0
---------------------------------------------------------- ----------------- ------------------- --------------
         TOTAL UI RETAIL REVENUE                                   18.9               5.3             24.2
---------------------------------------------------------- ----------------- ------------------- --------------

Other operating revenues, excluding one-time revenues of $15 million recorded in the third quarter of 2000 for the Millstone Unit 3 management dispute arbitration settlement, increased by $2.4 million in the third quarter of 2001 compared to the third quarter of 2000. Other operating revenues include transmission revenues from the New England Power Pool (NEPOOL), which increased by $2.7 million in the third quarter of 2001 compared to the third quarter of 2000, and which were partially offset by a decrease of $0.3 million in other items.

Retail fuel and energy expense increased by $3.3 million in the third quarter of 2001 compared to the third quarter of 2000. UI receives, and will receive through 2003, electricity to satisfy its standard offer retail customer service requirements through fixed-price purchased power agreements. These costs are recovered through the GSC portion of UI's unbundled retail customer rates. It should be noted that a small number of customers have selected alternate suppliers to provide generation services, but this has no effect on UI's financial results.

UI's operating expenses for operation, maintenance and purchased capacity (O&M and Capacity) increased by $4.6 million in the third quarter of 2001 compared to the third quarter of 2000. The principal components of these expense changes included:

                                                                $ millions
-------------------------------------------------------------- -------------
                                                                 Increase/
Operating Distribution Division:                                (Decrease)
-------------------------------------------------------------- -------------
  Pension fund earnings (Note A)                                   4.2
-------------------------------------------------------------- -------------
  NEPOOL transmission expense                                      1.7
-------------------------------------------------------------- -------------
  Severance costs                                                  0.9
-------------------------------------------------------------- -------------
  Other                                                           (0.1)
-------------------------------------------------------------- -------------
     TOTAL OPERATING DISTRIBUTION DIVISION                         6.7
-------------------------------------------------------------- -------------
     O&M AND CAPACITY FROM OTHER UNBUNDLED UTILITY DIVISIONS      (2.1)
-------------------------------------------------------------- -------------
     TOTAL O&M EXPENSE                                             4.6
-------------------------------------------------------------- -------------

Note A: This cost increase reflects the deteriorating conditions in the financial markets over the past eighteen months.

Other taxes for UI decreased by $0.6 million in the third quarter of 2001 compared to the third quarter of 2000.

Depreciation and amortization expense for UI, excluding amortization of regulatory assets in the CTA, were unchanged in the third quarter of 2001 compared to the third quarter of 2000.

According to the Rate Plan, under which UI is currently operating, "accelerated" amortization of past regulated utility investments is scheduled for every year that the Rate Plan is in effect, contingent upon UI earning a 10.5% return on regulated utility common equity. Beginning in 2000, these accelerated amortizations are charged to, and impact directly the earnings of, the operating distribution division. They impact the earnings of the CTA only indirectly through changes to the CTA rate base. Additionally, any "sharing" amortization required as a result of the distribution division exceeding an 11.5% return on the equity portion of its rate base impacts the distribution division earnings but reduces CTA rate base. UI is allowed to earn an 11.5% return, no more and no less, on the equity portion of the CTA rate base that includes all stranded assets. If CTA revenues and various costs included in the CTA do not produce an 11.5% return, then plant amortizations are either accelerated or deferred accordingly. A similar mechanism is in place to deal with SBC, but the impact is immaterial. The table below shows the increases and decreases in amortization of regulatory assets in the third quarter of 2001 compared to the third quarter of 2000. "Accelerated" amortization is spread evenly throughout the year, assuming the 10.5% return is maintained; but "sharing" amortization will only take place once the distribution division achieves an 11.5% return on the common equity portion of its rate base on a year-to-date basis. This usually will not occur until at least the third quarter, and all positive earnings of the distribution division from that point to the end of the year will be "shared".

Amortization of regulatory assets, exclusive of third quarter 2000 sharing amortization associated with a one-time item, increased in the third quarter of 2001 compared to the third quarter of 2000 by $3.3 million. The principal components of this change were:

                                                          $ millions: Increase (Decrease)
-----------------------------------------------------------------------------------------
Amortization of regulatory assets:                          As Booked         After-tax
-------------------------------------------------------- ----------------- --------------
  Distribution Division:
-------------------------------------------------------- ----------------- --------------
   Accelerated amortization                                     2.0               1.6
-------------------------------------------------------- ----------------- --------------
   "Sharing" from operations                                   (5.9)             (5.0)
-------------------------------------------------------- ----------------- --------------
      TOTAL DISTRIBUTION DIVISION                              (3.9)             (3.4)
-------------------------------------------------------- ----------------- --------------
   Amortization in CTA and SBC                                  7.2               4.3
-------------------------------------------------------- ----------------- --------------
      AMORTIZATION OF REGULATORY ASSETS EXCL. ONE-TIME          3.3               0.9
-------------------------------------------------------- ----------------- --------------
   One-time "Sharing" amortization (third quarter 2000)        (3.4)             (3.0)
-------------------------------------------------------- ----------------- --------------
      TOTAL AMORTIZATION OF REGULATORY ASSETS                  (0.1)             (2.1)
-------------------------------------------------------- ----------------- --------------

Net interest charges for UI, including the "Dividend requirement of mandatorily redeemable securities" and interest income, increased only slightly in the third quarter of 2001 compared to the third quarter of 2000.

                                NUCLEAR DIVISION

The nuclear division contributed $0.24 per share in the third quarter of 2001 compared to $0.22 per share in the third quarter of 2000. Wholesale sales margin decreased by about $2.4 million in the third quarter of 2001 compared to the third quarter of 2000, due primarily to the absence of the Millstone Unit 3 generating unit that was sold on March 31, 2001. The margin shortfall was more than offset by a $2.7 million reduction in expenses, about $2.0 million of which was due to the absence of Millstone Unit 3. See the "Looking Forward" section for the impact of the sale of UI's ownership share of the Millstone Unit 3 generating unit on the financial results.

UNITED RESOURCES (URI) RESULTS OF OPERATIONS:  THIRD QUARTER OF 2001 VS. THIRD
------------------------------------------------------------------------------
Quarter of 2000
---------------


----------------------------------------------- ---------------- ---------------- ---------------------------
                                                                                   2001 more (less) than 2000
                                                                                   --------------------------
                                                 Quarter Ended    Quarter Ended
($000 except Earnings Per Share (EPS))          Sept. 30, 2001   Sept. 30, 2000       Amount        Percent
----------------------------------------------- ---------------- ---------------- ---------------- ----------
Total Operating Revenue                           $103,717           $45,927         $57,790          126%
EPS FROM OPERATIONS (BASIC AND DILUTED)
   Operating Businesses
     American Payment Systems, Inc. (APS)            $0.00             $0.03          $(0.03)        (100)%
     Xcelecom, Inc.                                  $0.16             $0.04           $0.12          300%
                                                     -----             -----           -----
       SUBTOTAL OPERATING BUSINESSES                 $0.16             $0.07           $0.09          129%
   Passive Investments
     United Bridgeport Energy, Inc. (UBE)            $0.11            $(0.11)          $0.22          200%
     United Capital Investments, Inc. (UCI)         $(0.08)           $(0.01)         $(0.07)        (700)%
                                                    ------            ------          ------
       SUBTOTAL PASSIVE INVESTMENTS                  $0.03            $(0.12)          $0.15          - -

   URI HEADQUARTERS (NOTE A)                        $(0.07)           $(0.05)         $(0.02)         (40)%
                                                    ------            -------          ------

       TOTAL NON-REGULATED EPS FROM OPERATIONS       $0.12            $(0.10)          $0.22          220%
----------------------------------------------- ---------------- ---------------- ---------------- ----------

Note (A): Includes financial leveraging, strategic and administrative costs of the non-regulated business units.

Overall, the consolidated non-regulated businesses operating under the parent, URI, after corporate parent-allocated interest, earned approximately $1.7 million, or $0.12 per share, in the third quarter of 2001, compared to a loss of about $1.5 million, or $0.10 per share, in the third quarter of 2000. Operating revenue for the URI businesses increased by $57.8 million, or 126%, to $104 million in the third quarter of 2001. Expenses, including cost of goods sold, selling and administrative expenses, increased by $55.6 million in the third quarter of 2001 compared to the third quarter of 2000. Operating revenue and expense increases were due primarily to acquiring other companies. Depreciation and amortization expense for the URI businesses increased by $1.0 million. Other income increased by $3.6 million, and income taxes increased by $2.1 million.

Interest charges for URI decreased by a net $0.5 million in the third quarter of 2001 compared to the third quarter of 2000. The results of each of the subsidiaries of URI for the third quarter of 2001, as presented below, reflect the allocation of debt costs from the parent, URI, based on a capital structure, including an equity component, and an interest rate deemed to be appropriate for that type of business. The targeted capital structures for each of URI's subsidiaries are: 100% equity for APS and UCI, 65% equity and 35% debt for Xcelecom, and 30% equity and 70% debt for UBE. URI absorbs interest charges on the equity portion of its investments in its subsidiaries to the extent those investments are financed with debt. URI may incur other expenses necessary to manage its investments from time to time.

The following is a detailed explanation of these variances by URI subsidiary.

     URI OPERATING BUSINESSES

                         AMERICAN PAYMENT SYSTEMS, INC.

APS broke even in the third quarter of 2001 compared to earnings of $0.03 per share in the third quarter of 2000. Earnings decreased from higher business development and selling expenses associated primarily with the implementation of APS's strategic growth plans.

                                 XCELECOM, INC.

Xcelecom earned $0.16 per share in the third quarter of 2001 compared to $0.04 per share in the third quarter of 2000. The increase was due primarily to earnings from accretive acquisitions made by Xcelecom since the third quarter of 2000 that performed well enough to overcome adverse economic conditions in the industry.

     URI PASSIVE INVESTMENTS

                         UNITED BRIDGEPORT ENERGY, INC.

UBE contributed $0.11 per share in the third quarter of 2001 compared to a loss of $0.11 per share in the third quarter of 2000. The loss in the third quarter of 2000 was due to mild weather that depressed energy sales prices, high gas prices that further reduced margins, and a contract termination charge. In 2001, UBE took steps to reduce the operating and margin risks that occurred in 2000, resulting in the improved performance. See the "Looking Forward" section for more information on issues involving Installed Capacity revenues and on UBE's risk reduction efforts.

                        UNITED CAPITAL INVESTMENTS, INC.

UCI lost $0.08 per share in the third quarter of 2001 compared to a loss of $0.01 per share in the third quarter of 2000. The loss in 2001 was due to valuation losses on passive investments.

     URI HEADQUARTERS

URI Headquarters incurred after-tax expenses of $0.07 per share in the third quarter of 2001 compared to a loss of $0.05 per share in the third quarter of 2000. The results of each of the subsidiaries of URI, as presented above, reflect interest expense on allocated debt from URI, based on a capital structure, including an equity component, and an interest rate deemed to be appropriate for that type of business. Some financial leveraging, and strategic and administrative costs for the subsidiaries of URI, are retained by the parent URI. The earnings decrease at URI Headquarters reflects additional leveraging in 2001 and expenses incurred for managing investments.

FIRST NINE MONTHS OF 2001 VS. FIRST NINE MONTHS OF 2000
-------------------------------------------------------

Results for the first nine months of 2001 for UIL Holdings reflect the change in the quarterly earnings pattern compared to the first nine months of 2000 that was predicted by UIL Holdings in its fourth quarter 2000 earnings release dated January 22, 2001.

UIL HOLDINGS CORPORATION (UIL HOLDINGS) RESULTS OF OPERATIONS:  FIRST NINE
--------------------------------------------------------------------------
MONTHS OF 2001 VS. FIRST NINE MONTHS OF 2000
--------------------------------------------

-------------------------------------------------- ---------------- ------------------ -----------------------------
                                                                                        2001 more (less) than 2000
                                                                                        ----------------------------
                                                     Nine Months      Nine Months
                                                        Ended            Ended
($000 except Earnings Per Share (EPS))             Sept. 30, 2001    Sept. 30, 2000        Amount        Percent
-------------------------------------------------- ---------------- ------------------ -----------------------------
Operating Revenue
   United Illuminating                               $548,824          $546,116             $2,708         - -
   United Resources                                  $269,496           $99,982           $169,514         170%
                                                     --------           -------           --------
     Total Operating Revenue                         $818,320          $646,098           $172,222          27%
TOTAL EARNINGS FOR COMMON STOCK                       $49,625           $54,368            $(4,743)         (9)%
EPS (BASIC)
   United Illuminating                                  $3.47             $3.88             $(0.41)        (11)%
   United Resources                                     $0.05            $(0.08)             $0.13         - -
                                                        -----            -------             -----
         TOTAL EPS FROM OPERATIONS                      $3.52             $3.80             $(0.28)         (7)%
   EPS from one-time items                              $0.00             $0.06             $(0.06)        - -
   Dilution                                             $0.00             $0.00              $0.00         - -
                                                        -----             -----              -----
     TOTAL EPS (DILUTED)                                $3.52             $3.86             $(0.34)         (9)%
-------------------------------------------------- ---------------- ------------------ --------------- -------------


UNITED ILLUMINATING (UI) RESULTS OF OPERATIONS: FIRST NINE MONTHS OF 2001 VS.
----------------------------------------------------------------------------
FIRST NINE MONTHS OF 2000
-------------------------

Results for the first nine months of 2001 for UI reflect the change in the quarterly earnings pattern compared to 2000 that was predicted by UIL Holdings on January 22, 2001.

-------------------------------------------------- ----------------- ------------------ ----------------------------
                                                                                         2001 more (less) than 2000
                                                                                         ---------------------------
                                                      Nine Months      Nine Months
                                                        Ended             Ended
($000 except Earnings Per Share (EPS))              Sept. 30, 2001    Sept. 30, 2000        Amount         Percent
-------------------------------------------------- ----------------- ------------------ ----------------------------
Operating Revenue from operations                        $548,824        $536,474          $12,350           2%
One-time Operating Revenue net of sharing                       0           9,642           (9,642)       (100)%
                                                          -------         -------            -----
   Total Operating Revenue                               $548,824        $546,116           $2,708         - -
EPS FROM OPERATIONS (BASIC)
   UI excluding Nuclear Division and Sharing                $3.09           $4.06           $(0.97)        (24)%
   Sharing                                                  (0.10)          (0.82)            0.72         - -
   Nuclear Division                                         $0.48           $0.64           $(0.16)        (25)%
                                                            -----           -----            ------
     Total UI EPS from operations                           $3.47           $3.88           $(0.41)        (11)%
GWH SALES (THOUSANDS OF MWH)                                4,368           4,256              112         2.6%
-------------------------------------------------- ----------------- ------------------ ---------------- -----------

                        UI EXCLUDING THE NUCLEAR DIVISION

Excluding the nuclear division, UI's earnings from operations were $2.99 per share in the first nine months of 2001 compared to $3.24 per share in the first nine months of 2000. The $0.25 per share decrease was due primarily to the $6.0 million increase on a pre-tax basis ($5.1 million after-tax) in accelerated amortization expense that went into effect on January 1, 2001 as part of the Rate Plan (described below), and to a $10.3 million decrease in the pre-tax earnings of UI's employees' pension fund. The increase in accelerated amortization and the decrease in pension fund earnings will continue in the remaining quarter of 2001. Both changes have been anticipated in UIL Holdings' earnings guidance for 2001. See the "Looking Forward" section for more details.

On December 31, 1996, the DPUC issued an order that implemented a five-year Rate Plan to reduce UI's regulated retail prices and accelerate the recovery of certain "regulatory assets." Under the Rate Plan, UI's authorized return on regulated utility common equity during the five-year period is 11.5%. Earnings for the distribution division that exceed 11.5%, on an annual basis, are "shared," one-third for customer price reductions, one-third to increase amortization of regulatory assets, and one-third retained as earnings.

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

Overall, UI retail revenue increased by $26.6 million in the first nine months of 2001, to $484 million, compared to the first nine months of 2000. Details of the change in retail revenue are:

                                                                                 $ millions
-------------------------------------------------------------- ------------- ------------------ -----------
                                                                   From             From
             Retail Revenue Increase/(Decrease)                 Operations      One-Time Items      Total
-------------------------------------------------------------- ------------- ------------------ -----------
Revenue from Distribution Division:
-------------------------------------------------------------- ------------- ------------------ -----------
Estimate of operating Distribution Division component of
"weather corrected" retail sales growth, - -%                       - -                               - -
-------------------------------------------------------------- ------------- ------------------ -----------
Estimate of operating Distribution Division component of
weather effect on retail sales, 2.7%                                5.5                               5.5
-------------------------------------------------------------- ------------- ------------------ -----------
Impact of mix of sales on average price and other                  (1.6)                             (1.6)
-------------------------------------------------------------- ------------- ------------------ -----------
Sharing revenues                                                    9.1               5.3            14.4
-------------------------------------------------------------- ------------- ------------------ -----------
   TOTAL RETAIL REVENUE FROM DISTRIBUTION DIVISION                 13.0               5.3            18.3
-------------------------------------------------------------- ------------- ------------------ -----------
   REVENUE FROM OTHER UNBUNDLED UTILITY DIVISIONS                   8.3               - -             8.3
-------------------------------------------------------------- ------------- ------------------ -----------
         TOTAL UI RETAIL REVENUE                                   21.3               5.3            26.6
-------------------------------------------------------------- ------------- ------------------ -----------

Other operating revenues, excluding one-time revenues of $15 million recorded in the third quarter of 2000 for the Millstone Unit 3 management dispute arbitration settlement, increased by $5.2 million in the first nine months of 2001 compared to the first nine months of 2000. Other operating revenues include transmission revenues from the New England Power Pool (NEPOOL), which increased by $4.7 million in the first nine months of 2001 compared to the first nine months of 2000. Other non-NEPOOL transmission revenues increased by $0.6 million, and revenues for other items decreased by $0.1 million.

Retail fuel and energy expense decreased by $1.9 million in the first nine months of 2001 compared to the first nine months of 2000. UI receives, and will receive through 2003, electricity to satisfy its standard offer retail customer service requirements through fixed-price purchased power agreements. These costs are recovered through the GSC portion of UI's unbundled retail customer rates. It should be noted that a small number of customers have selected alternate suppliers to provide generation services, but this has no effect on UI's financial results.

UI's operating expenses for operation, maintenance and purchased capacity (O&M and Capacity) increased by $13.0 million in the first nine months of 2001 compared to the first nine months of 2000. The principal components of these expense changes included:

                                                                 $ millions
-------------------------------------------------------------- -------------
                                                                 Increase/
Operating Distribution Division:                                (Decrease)
-------------------------------------------------------------- -------------
  Pension fund earnings (Note A)                                   10.3
-------------------------------------------------------------- -------------
  NEPOOL transmission expense                                       3.1
-------------------------------------------------------------- -------------
  Severance costs                                                   3.0
-------------------------------------------------------------- -------------
  Other                                                             0.2
-------------------------------------------------------------- -------------
     TOTAL OPERATING DISTRIBUTION DIVISION                         16.6
-------------------------------------------------------------- -------------
     O&M AND CAPACITY FROM OTHER UNBUNDLED UTILITY DIVISIONS       (3.6)
-------------------------------------------------------------- -------------
     TOTAL O&M EXPENSE                                             13.0
-------------------------------------------------------------- -------------

Note A: This cost increase reflects the deteriorating conditions in the financial markets over the past eighteen months.

Other taxes for UI decreased by $2.0 million in the first nine months of 2001 compared to the first nine months of 2000.

Depreciation and amortization expense for UI, excluding amortization of regulatory assets in the CTA, were unchanged in the first nine months of 2001 compared to the first nine months of 2000.

According to the Rate Plan, under which UI is currently operating, "accelerated" amortization of past regulated utility investments is scheduled for every year that the Rate Plan is in effect, contingent upon UI earning a 10.5% return on regulated utility common equity. Beginning in 2000, these accelerated amortizations are charged to, and impact directly the earnings of, the operating distribution division. They impact the earnings of the CTA only indirectly through changes to the CTA rate base. Additionally, any "sharing" amortization required as a result of the distribution division exceeding an 11.5% return on the equity portion of its rate base impacts the distribution division earnings but reduces CTA rate base. UI is allowed to earn an 11.5% return, no more and no less, on the equity portion of the CTA rate base that includes all stranded assets. If CTA revenues and various costs included in the CTA do not produce an 11.5% return, then plant amortizations are either accelerated or deferred accordingly. A similar mechanism is in place to deal with SBC, but the impact is immaterial. The table below shows the increases and decreases in amortization of regulatory assets in the third quarter of 2001 compared to the third quarter of 2000. "Accelerated" amortization is spread evenly throughout the year, assuming the 10.5% return is maintained; but "sharing" amortization will only take place once the distribution division achieves an 11.5% return on the common equity portion of its rate base on a year-to-date basis. This usually will not occur until at least the third quarter, and all positive earnings of the distribution division from that point to the end of the year will be "shared".

Amortization of regulatory assets, exclusive of third quarter 2000 sharing amortization associated with a one-time item, increased in the first nine months of 2001 compared to the first nine months of 2000 by $19 million. The principal components of this change were:

                                                                       $ millions
-----------------------------------------------------------------------------------------
Amortization of regulatory assets:                             As Booked       After-tax
------------------------------------------------------------ -------------- -------------
  Distribution Division:
------------------------------------------------------------ -------------- -------------
  Accelerated amortization                                          6.0           5.0
------------------------------------------------------------ -------------- -------------
  "Sharing" from operations                                        (5.9)         (5.0)
------------------------------------------------------------ -------------- -------------
         TOTAL DISTRIBUTION DIVISION                                0.1           - -
------------------------------------------------------------ -------------- -------------
  Amortization in CTA and SBC                                      18.9          11.2
------------------------------------------------------------ -------------- -------------
         AMORTIZATION OF REGULATORY ASSETS EXCL/ ONE-TIME          19.0          11.2
------------------------------------------------------------ -------------- -------------
  One-time "Sharing" amortization                                  (3.4)         (3.0)
------------------------------------------------------------ -------------- -------------
         TOTAL AMORTIZATION OF REGULATORY ASSETS                   15.6           8.2
------------------------------------------------------------ -------------- -------------

Interest charges for UI, including the "Dividend requirement of mandatorily redeemable securities" and interest income, decreased slightly in the first nine months of 2001 compared to the first nine months of 2000.

                                NUCLEAR DIVISION

The nuclear division contributed $0.48 per share in the first nine months of 2001 compared to $0.64 per share in the first nine months of 2000. Wholesale sales margin decreased by about $12.8 million in the first nine months of 2001 compared to the first nine months of 2000, due to the absence of the Millstone Unit 3 generating unit that was sold on March 31, 2001, and to generating unit outages in the first quarter of 2001. The margin shortfall was partly offset by $7.4 million of reductions in O&M expense, about $4.4 million of which was due to the absence of Millstone Unit 3, and reductions in other expenses associated with the absence of Millstone Unit 3. See the "Looking Forward" section for the impact of the sale of UI's ownership share of the Millstone Unit 3 generating unit on the financial results.

UNITED RESOURCES (URI) RESULTS OF OPERATIONS:  FIRST NINE MONTHS OF 2001 VS.
---------------------------------------------------------------------------
FIRST NINE MONTHS OF 2000
-------------------------

--------------------------------------------------------- ---------------- ---------------- ----------------------------
                                                                                             2001 more (less) than 2000
                                                                                             ---------------------------
                                                            Nine Months      Nine Months
                                                               Ended            Ended
($000 except Earnings Per Share (EPS))                    Sept. 30, 2001   Sept. 30, 2000       Amount         Percent
--------------------------------------------------------- ---------------- ---------------- ----------------- ----------
Total Operating Revenue                                      $269,496          $99,982         $169,514          170%
EPS FROM OPERATIONS (BASIC AND DILUTED)
   Operating Businesses
     American Payment Systems, Inc. (APS)                       $0.00            $0.13           $(0.13)        (100)%
     Xcelecom, Inc.                                             $0.29            $0.05            $0.24          480%
                                                                -----            -----            -----
       SUBTOTAL OPERATING BUSINESSES                            $0.29            $0.18            $0.11           61%
   Passive Investments
     United Bridgeport Energy, Inc. (UBE)                       $0.16           $(0.19)           $0.35          - -
     United Capital Investments, Inc. (UCI)                    $(0.21)           $0.08           $(0.29)        (363)%
                                                               -------           -----           ------
       SUBTOTAL PASSIVE INVESTMENTS                            $(0.05)          $(0.11)           $0.06          - -

   URI HEADQUARTERS (NOTE A)                                   $(0.19)          $(0.15)          $(0.04)        (27)%
                                                               -------          ------           ------

       TOTAL NON-REGULATED EPS FROM OPERATIONS                  $0.05           $(0.08)           $0.13           - -
--------------------------------------------------------- ---------------- ---------------- ----------------- ----------

Note (A): Includes financial leveraging, strategic and administrative costs of the non-regulated business units.

Overall, the consolidated non-regulated businesses operating under the parent, URI, after corporate parent-allocated interest, earned approximately $0.7 million, or $0.05 per share, in the first nine months of 2001, compared to losses of about $1.1 million, or $0.08 per share, in the first nine months of 2000. Operating revenue for the URI businesses increased by $169.5 million, or 170%, to $269.5 million in the first nine months of 2001. Expenses for the URI businesses, including cost of goods sold, selling and administrative expenses, increased by $163.0 million in the first nine months of 2001 compared to the first nine months of 2000. Operating revenue and expense increases were due primarily to acquiring other companies. Depreciation and amortization expense for the URI businesses increased by $2.9 million. Other income increased by $1.0 million, and income taxes increased by $1.5 million.

Interest charges for URI increased by a net $1.2 million in the first nine months of 2001 compared to the first nine months of 2000. The results of each of the subsidiaries of URI for the first nine months of 2001, as presented below, reflect the allocation of debt costs from the parent based on a capital structure, including an equity component, and an interest rate deemed to be appropriate for that type of business. The targeted capital structures for each of URI's subsidiaries are: 100% equity for APS and UCI, 65% equity and 35% debt for Xcelecom, and 30% equity and 70% debt for UBE. URI absorbs interest charges on the equity portion of its investments in its subsidiaries to the extent those investments are financed with debt. URI may incur other expenses necessary to manage its investments from time to time.

The following is a detailed explanation of these variances by URI subsidiary.

     URI OPERATING BUSINESSES

                         AMERICAN PAYMENT SYSTEMS, INC.

APS broke even in the first nine months of 2001 compared to earnings of $0.13 per share in the first nine months of 2000. Earnings decreased from higher business development and selling expenses associated primarily with the implementation of APS's strategic growth plans.

                                 XCELECOM, INC.

Xcelecom earned $.29 per share in the first nine months of 2001 compared to earnings of $.05 per share in the first nine months of 2000. The increase was due primarily to acquisitions made by Xcelecom since the second quarter of 2000, that performed well enough to overcome adverse economic conditions in the industry. Xcelecom would have earned $.40 per share from normal operations in the first nine months of 2001 but, in connection with its overall construction management process, it established loss reserves relating to projects at certain of its subsidiaries. The effect of these charges was approximately $.11 per share. Operating revenue increased by $158 million to $229 million in the first nine months of 2001, due primarily to acquisitions.

     URI PASSIVE INVESTMENTS

                         UNITED BRIDGEPORT ENERGY, INC.

UBE contributed $0.16 per share in the first nine months of 2001 compared to a loss of $0.19 per share in the first nine months of 2000. The loss in the first nine months of 2000 was due to mild weather that depressed energy sales prices, high gas prices that further reduced margins, an extended shutdown throughout the first half of the year, and a contract termination charge. In 2001, UBE took steps to reduce the operating and margin risks that occurred in 2000, resulting in the improved performance. See the "Looking Forward" section for more information on issues involving Installed Capacity revenues and on UBE's risk reduction efforts.

                        UNITED CAPITAL INVESTMENTS, INC.

UCI lost $0.21 per share in the first nine months of 2001 compared to earnings of $0.08 per share in the first nine months of 2000. The loss in 2001 was due primarily to valuation losses on passive investments. The earnings in 2000 were due to unrealized gains on passive investments.

     URI HEADQUARTERS

URI Headquarters incurred after-tax expenses of $2.7 million, or $0.19 per share, in the first nine months of 2001 compared to a charge of $0.15 per share in the first nine months of 2000. The results of each of the subsidiaries of URI, as presented above, reflect interest expense on allocated debt from URI, based on a capital structure, including an equity component, and an interest rate deemed to be appropriate for that type of business. Some financial leveraging, and strategic and administrative costs for the subsidiaries of URI, are retained by the parent URI. The earnings decrease at URI Headquarters reflects additional leveraging in 2001 and expenses incurred for managing investments.

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

SERVICES AND PRICES OF THE SUBSIDIARIES OF UIL HOLDINGS CORPORATION
(UIL HOLDINGS). FORWARD-LOOKING STATEMENTS INCLUDED HEREIN SPEAK ONLY AS OF THE DATE HEREOF, AND UIL HOLDINGS UNDERTAKES NO OBLIGATION TO REVISE OR UPDATE SUCH STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS OR CIRCUMSTANCES.

A LOOK AT 2001
--------------

     UIL HOLDINGS' EARNINGS

UIL Holdings expects that its 2001 earnings will be $4.05-$4.15 per share. This range is the same range that was announced on July 23, 2001. It reflects the effects of the slowing economy, specifically a drop-off in demand for network infrastructure equipment at Xcelecom, Inc., and lowered results and expectations from passive investments at UCI. See below for further details.

     UIL HOLDINGS' CASH FLOW

UIL Holdings' cash flow available for dividends, investment and reduction of capital is expected to remain strong in 2001. UIL Holdings has a balanced approach of maintaining its strong dividend yield while prudently investing internally generated cash in growth potential businesses or, if such investment opportunities are not available, in reducing its capital costs.

     THE UNITED ILLUMINATING COMPANY (UI)

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

         SHARING IMPLEMENTATION

"Sharing" results only if UI's regulated operating distribution division exceeds its allowed return of 11.5% on its portion of regulated utility common equity. As a result of enactment, in 1998, of Connecticut's Public Act 98-28, restructuring the electric utility industry in Connecticut, earnings subject to sharing do not include the Competitive Transition Assessment (CTA) and other unbundled utility components. UI is allowed to earn an 11.5% return, no more and no less, on the equity portion of the CTA rate base that includes all stranded assets. The CTA return, therefore, is not subject to "sharing." Distribution division earnings did exceed the sharing level in the third quarter of 2001. All positive regulated distribution division earnings recorded in the fourth quarter of 2001 will be subject to "sharing."

         RATE-RELATED REGULATORY PROCEEDINGS

On October 31, 2001, the DPUC issued a final decision in UI's overearnings docket holding that as a result of the earnings sharing mechanism embedded in UI's rate plan, UI's customers have directly benefited when UI has earned over its 11.5% authorized return on regulated common equity during the Rate Plan period. Because the earnings sharing mechanism is scheduled to end, with the Rate Plan, on December 31, 2001 the DPUC ordered that the earnings sharing mechanism be extended effective January 1, 2002 until the conclusion of the Rate Case proceeding.

The DPUC's decision also found that UI's earnings are not expected to exceed 11.5% in 2002, but that just and reasonable rates for UI at this point in time can only be determined in the full Rate Case proceeding. Accordingly, the DPUC ordered UI to file rate case schedules with the DPUC by November 15, 2001. UI expects to file rate case schedules on November 15, 2001, together with supporting pre-filed sworn written testimony. UI anticipates a final decision in the rate case proceeding within 180 days of this filing.

         UI EARNINGS ESTIMATES FOR 2001

Overall, UI, including the nuclear division, is expected to contribute $3.95-$4.05 to UIL Holdings' earnings per share in 2001. This is consistent with the previous guidance given on July 23, 2001.

If UI were to earn an 11.5% return on regulated utility common equity, excluding the nuclear division, that level of earnings would generate $3.35-$3.45 per share for UIL Holdings.

Under the current rate plan, UI is allowed to earn an 11.5% return on the equity portions of CTA and the Systems Benefits Charge (SBC) rate base (the latter is minimal), no more and no less. Amortization of the regulatory assets that are being recovered in the CTA includes several parts: straight-line amortization of generation regulatory assets based on what would be the remaining normal book lives of those assets, amortization of other regulatory assets as prescribed by the DPUC, any accelerated amortization and/or sharing amortization incurred by the distribution division, and a "true-up" amount of amortization. This true-up, comprised of deferred accounting or accelerated amortization, occurs if CTA revenues and expenses, including amortization expense, would produce a return more or less than the allowed return. In either case, the true-up amortization impacts the rate base, keeping it higher than it would be otherwise in the case of a shortfall in return, and reducing it in the case that the return would be higher than 11.5%. The true-up also adjusts for sales volume fluctuations as well as pricing factors. A similar adjustment, on a much less significant scale, applies to the SBC component. In the long-term, the amortization and other expenses associated with these regulatory assets continue only until all of the regulatory assets are recovered.

The generation service, conservation and renewables charges are pass-through charges, based on retail rates that were set by the DPUC for the standard offer period through 2003. In the case of generation service, UI has contracted with Enron Power Marketing, Inc., a subsidiary of Enron Corp., for all of UI's retail customer standard offer service requirements through 2003, on a fixed-price basis. This arrangement protects UIL Holdings' shareowners and UI's retail customers from the type of market and pricing volatility that is being experienced in California, regardless of demand and volume requirements. The only retail electricity sales volume fluctuations that directly impact UI's net income are those that apply to the operating distribution division component of rates. Thus, a 1% sales volume increase would produce additional sales margin of about $2.4 million in 2001.

A mandated increase in distribution division accelerated amortization expense, the absence of a significant one-time gain that occurred in 2000, a reduction in pension fund earnings, and other 2001 cost increases relative to 2000 will likely reduce significantly the amount of distribution division earnings above the 11.5% allowed return in 2001 compared to the 2000 level. Because of these factors, UI has not previously projected any "sharing" in 2001. But UI has recorded some sharing in the third quarter of 2001 and now projects additional sharing in the fourth quarter, though sharing will still be at a significantly reduced level from 2000. The primary reason for the enhanced distribution division earnings in the third quarter of 2001, compared to expectations, was higher than anticipated revenues, both from higher retail sales and average prices. The retail sales improvement was almost entirely due to hotter than normal weather, which resulted in higher kwh usage and contributed to a higher average price.

         NUCLEAR DIVISION EARNINGS ESTIMATES FOR 2001

The nuclear division contributed $0.45 per share to UIL Holdings' results for 2000. Assuming that the Seabrook nuclear generating unit operates normally for the last three months of 2001, the contribution to earnings in 2001 of the unit should be about $0.60 per share. Seabrook has operated at full capacity in the second and third quarters of 2001, and operations and maintenance expense savings were achieved in those quarters. It is possible for earnings to improve slightly from the estimated level if the unit operates at near full capacity in the fourth quarter of 2001.

UI's share of the Millstone 3 nuclear generating unit was sold on March 31, 2001. There was no direct impact on financial results in the first quarter, and net-of-tax proceeds from the sale that were in excess of the market value of the plant, as set by the DPUC, were credited to the CTA plant balances and rate base. That amount is approximately $15.8 million and is subject to true-up. See the section "A Look at 2002" below for information regarding the sale of UI's share of the Seabrook nuclear generating unit.

     UNITED RESOURCES, INC. (URI) EARNINGS ESTIMATES

UIL Holdings' non-regulated businesses, under the parent URI, are expected to earn $0.05-$0.15 per share in 2001. This is consistent with the previous guidance given on July 23, 2001. It reflects the effects of the slowing economy and lower results and expectations from passive investments at United Capital Investments, Inc. (UCI).

                      AMERICAN PAYMENTS SYSTEMS, INC. (APS)

APS is expected to break even in 2001. The expected reduction in total earnings reflects anticipated strategic expenses designed to produce future earnings enhancements in the non-contracted payment and agent products segments of its business. Management's experience with Xcelecom, Inc. indicates that incurring short-term strategic expenses to build an appropriate management team and processes that are necessary to grow through acquisitions and product and service enhancements will increase shareowner value in the longer term. Management believes that experience will be equally applicable to APS. APS has made acquisitions in 2001, giving APS the ability to both grow its agent base and to further diversify its list of products and services.

                                 XCELECOM, INC.

Earnings for Xcelecom are expected to grow to approximately $0.30 per share in 2001 from the $0.15 per share earned in 2000. This estimate reflects the impact of the slowing economy, including a drop-off in demand for network infrastructure equipment.

                             URI PASSIVE INVESTMENTS

Earnings from URI's passive investments, offset by its headquarters' costs, are expected to lose $0.15-$0.20 per share in 2001. This estimate incorporates the $0.21 per share valuation losses at UCI in the first nine months of 2001 and lower expectations for the remainder of the year. URI's investments also include United Bridgeport Energy, Inc. (UBE), which is expected to earn about $0.20 per share in 2001. UBE's expected contribution assumes the favorable outcome of an important pending matter that management is confident will come about, although there can be no assurance that it will occur. The assumption is the anticipated realization of UBE's 33 1/3% portion of the revenues of Bridgeport Energy LLP
(BE) related to the market value of the Installed Capacity (ICAP) of its merchant wholesale electric generating facility in Bridgeport, Connecticut. These ICAP revenues are expected to produce about $0.25 per share for UBE in 2001. The Federal Energy Regulatory Commission (FERC), in an order (FERC Order) issued August 28, 2001 re-affirmed the value of the ICAP market in New England as a necessary reliability function, thereby validating a pre-existing contract of BE for ICAP revenues The FERC Order also set a deficiency charge price for ICAP at a level that supports BE's contract price. As of September 30, 2001, BE's ICAP customer is disputing its contract with BE. BE is continuing to record ICAP revenues pursuant to the existing terms of the ICAP contract. Also, UBE has an agreement with Duke Energy Trading and Marketing, the marketing entity for the BE generating unit, that will effectively eliminate UBE's exposure to operating risk, including margin risk, for all of 2001. In return, UBE will forego potential increased earnings from the unregulated energy market, as well as a portion of anticipated 2001 ICAP revenues.

QUARTERLY EARNINGS PATTERN FOR 2001
-----------------------------------

The 2001 quarterly earnings pattern for UI is different from the 2000 pattern. Nuclear division outages in the first quarter of 2001 reduced earnings compared to the first quarter of 2000. Higher mandated amortization expense for the distribution division will be spread evenly throughout 2001, and reduced pension fund earnings will affect every quarter. UI is now projecting "sharing" in 2001, but at a level significantly reduced from 2000 levels, particularly in the third quarter. This reduction in sharing enhanced third quarter 2001 results from operations by about $0.72 per share compared to the third quarter of 2000. The fourth quarter of 2001 should show an improvement in earnings compared to the corresponding quarter in 2000, but that improvement will come from the Nuclear Division, which experienced a generating unit outage in the fourth quarter of 2000. UIL Holdings makes every effort to incorporate such impacts, including the sharing impact, in its earnings estimates as each quarter is reported.

Actual 2001 results may vary from estimates depending on changes due to weather, economic conditions, sales mix (the usage pattern of the UI distribution division's retail customers), the ability to control expenses, and other unanticipated events. These factors can change from quarter to quarter.

UIL Holdings' current overall estimate of earnings per share from operations for 2001 is $4.05-$4.15, and the estimates of quarterly results are as follows:

Earnings per share from operations:

                                 Estimated        Actual         Actual
    Quarter                      2001 Range*       2001           2000
    -------                      ----------        ----           ----
       1                       $0.65 - $0.70      $0.67          $1.20
       2                       $0.85 - $0.90      $1.08          $1.41
       3                       $1.50 - $1.65      $1.77          $1.19
       4 revised               $0.55 - $0.65                     $0.46
                                                                  ----
                                                                 $4.26

*Future quarters' ranges are adjusted to reflect the latest estimates for the year and actuals recorded to date. Quarterly range estimates are not additive, that is, adding the actual 2001 results for the first three quarters and the low range numbers for the fourth quarter produces a result that is lower than UIL Holdings' low estimate for the year, and adding the actual 2001 results for the first three quarters and the high range numbers for the fourth quarter produces a result that is higher than UIL Holdings' high estimate for the year. The sums of the low and high range values should not be construed to represent any estimate other than UIL Holdings' annual estimate of $4.05-$4.15 per share. The quarterly range estimates do not add to the total UIL Holdings' range for the year because impacts in one quarter can affect the results of other quarters through the sharing mechanism and through timing of activities.

A LOOK AT 2002
--------------

     UIL HOLDINGS' EARNINGS

UIL Holdings expects that its 2002 earnings will be $4.05-$4.15 per share, the same overall results as estimated for 2001. As noted below, however, the 2002 estimate reflects a different mix of utility and non-regulated business earnings, with the earnings contribution from the non-regulated business units becoming more important in 2002. The estimate for 2002 assumes that the weak economy will not further deteriorate the earnings of the utility or the non-regulated businesses.

     UIL HOLDINGS' CASH FLOW

UIL Holdings' cash flow available for dividends, investment and reduction of capital is expected to remain strong in 2002. UIL Holdings has a balanced approach of maintaining its strong dividend yield while prudently investing internally generated cash in growth potential businesses or, if such investment opportunities are not available, in reducing its capital costs.

     THE UNITED ILLUMINATING COMPANY

         RATE-RELATED REGULATORY PROCEEDINGS AND ASSUMPTIONS FOR 2002

On October 31, 2001, the DPUC issued a final decision in UI's overearnings docket holding that as a result of the earnings sharing mechanism embedded in UI's rate plan, UI's customers have directly benefited when UI has earned over its 11.5% authorized return on regulated common equity during the Rate Plan period. Because the earnings sharing mechanism is scheduled to end, with the Rate Plan, on December 31, 2001 the DPUC ordered that the earnings sharing mechanism be extended effective January 1, 2002 until the conclusion of the Rate Case proceeding. The DPUC's decision also found that UI's earnings are not expected to exceed 11.5% in 2002, but that just and reasonable rates for UI at this point in time can only be determined in the full Rate Case proceeding. Accordingly, the DPUC ordered UI to file rate case schedules with the DPUC by November 15, 2001. UI expects to file rate case schedules on November 15, 2001, together with supporting pre-filed sworn written testimony. UI anticipates a final decision in the rate case proceeding within 180 days of this filing.

UI's earnings guidance for 2002 assumes that retail rates will not change, and that UI will be allowed to earn an 11.5% return on the common equity portion of its rate base. Current estimates anticipate that UI will earn the allowed return and that there will be no sharing in 2002.

         UI EARNINGS ESTIMATES FOR 2002

Overall, UI, including the nuclear division, is expected to contribute $3.80-$3.90 to UIL Holdings' earnings per share in 2002, a decrease of $0.15 per share from the 2001 estimate of $3.95-$4.05 per share. The decrease reflects a decline in the expected return on the common equity portion of rate base to an 11.5% level from a slightly higher level expected in 2001, due primarily to higher costs, particularly a reduction in pension fund earnings, and a moderate reduction to rate base.

If UI were to earn an 11.5% return on regulated utility equity, excluding the nuclear division, that level of earnings would generate $3.30-$3.40 per share for UIL Holdings.

         NUCLEAR DIVISION EARNINGS ESTIMATES FOR 2002

The nuclear division, consisting of UI's share of the Seabrook nuclear generating unit, is expected to contribute about $0.50 per share to UIL Holdings' results for 2002, about $0.10 per share less than expected for 2001. The 2001 estimate reflects better than expected actual performance through the first nine months of the year, and 2002 earnings could benefit from similar performance improvement. The 2002 estimate assumes that UI's share of the Seabrook nuclear generating unit will be sold by the end of 2002. There is a five-to-six week refueling outage scheduled for the second quarter of 2002, but that is roughly equivalent to the unscheduled outage experienced in the first quarter of 2001.

     URI EARNINGS ESTIMATES FOR 2002

UIL Holdings' non-regulated businesses, under the parent URI, are expected to earn $0.20-$0.30 per share in 2002. This is an increase of $0.15 per share from the 2001 estimate of $0.05-$0.15 per share. That increase will be due primarily to the change in accounting for goodwill mandated by Financial Accounting Standards Board SFAS No. 142, "Goodwill and Other Intangible Assets." Net of this change, URI's performance is expected to hold steady as compared to 2001, assuming continuation of weak economic and prevailing poor financial market conditions.

As stated previously, as a result of management's continued confidence in the potential of the non-regulated businesses, UIL Holdings is evaluating further investments in this area. Near-term losses could be incurred due to these new growth initiatives, if the potential for future earnings is deemed to warrant such losses. The weak economy, however, is providing some excellent acquisition opportunities that should help to grow the non-regulated businesses' contribution to earnings.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

          Exhibit
         Table Item      Exhibit
           Number        Number                                  Description
         ----------      -------                                 -----------

           (3)             3.2a     Copy of Bylaws of UIL  Holdings Corporation, as amended through
                                    September 24, 2001, superseding Exhibit 3.2*.

          (10)            10.21+    Copy of UIL Holdings Corporation Change In Control Severance Plan
                                    (As Amended and Restated Effective September 24, 2001), superseding
                                    Exhibit 3.21*.

          (21)            21b       List of subsidiaries of UIL Holdings Corporation, superseding
                                    Exhibit 21a**.

--------------------------------

+  Management contract or compensatory plan or arrangement.
* Filed with UIL Holdings Corporation (Commission File Number 1-5995) (UIL) and The United Illuminating Company (Commission File Number 1-6788) Quarterly Report (Form 10-Q) for fiscal quarter ended September 30, 2000.
** Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended
   March 31, 2001.


     (b) Reports on Form 8-K.

           None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             UIL HOLDINGS CORPORATION




Date  11/13/2001             Signature        /s/ Robert L. Fiscus
     ------------                     -----------------------------------------
                                                  Robert L. Fiscus
                                        Vice Chairman of the Board of Directors
                                                and Chief Financial Officer