Form 10-K
period 2001-12-31
UIL HOLDINGS CORP
filed 2002-03-11
CIK 1082510

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

 ---------------------------------------------------------------------------

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

                     ----------------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's voting stock held by non-affiliates on February 28, 2002 was $781,492,395 computed on the basis of the average of the high and low sale prices of said stock reported in the listing of composite transactions for New York Stock Exchange listed securities, published in The Wall Street Journal on March 1, 2002.

The number of shares outstanding of the registrant's only class of common stock, as of February 28, 2002 was 14,381,531.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                   Part of this Form 10-K into
          Document                               which document is incorporated
          --------                               ------------------------------
DEFINITIVE PROXY STATEMENT, DATED
APRIL 5, 2002, FOR ANNUAL MEETING
OF THE SHAREHOLDERS TO BE HELD ON
MAY 15, 2002.                                                III

                            UIL HOLDINGS CORPORATION
                                    FORM 10-K
                                DECEMBER 31, 2001

                                TABLE OF CONTENTS
                                                                  PAGE
                                                                  ----
PART I

    Item 1.  Business.                                              4

    -  General                                                      4

    -  The United Illuminating Company                              4

       -  Franchises                                                4

       -  Regulation                                                4

       -  Rates                                                     5

       -  Power Supply Arrangements                                 5

       -  Arrangements with Other Utilities                         6

          -   New England Power Pool                                6

          -   New England Transmission Grid                         7

          -   Hydro-Quebec                                          7

    -  United Resources, Inc.                                       7

    -  Financing                                                    8

    -  Employees                                                    8

    Item 2.  Properties.                                            8

    -  Capital Expenditure Program                                  8

    -  The United Illuminating Company                              8

       -  Transmission and Distribution Plant                       8

       -  Generating Facilities                                     9

          -   General Considerations                                9

          -   Nuclear Fuel                                          9

          -   Insurance Requirements                               10

          -   Waste Disposal and Decommissioning                   10

    -  Environmental Regulation                                    10

    -  United Resources, Inc.                                      11

   Item 3.  Legal Proceedings.                                     11

   Item 4.  Submission of Matters to a Vote of Security Holders.   11

   Executive Officers                                              12

                                                                  PAGE
                                                                  ----
PART II

   Item 5.  Market for UIL Holdings' Common Equity and Related
            Stockholder Matters.                                   13

   Item 6.  Selected Financial Data.                               14

   Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.                   16

   -   Major Influences on Financial Condition                     16

   -   Liquidity and Capital Resources                             18

   -   New Accounting Standards                                    19

   -   Results of Operations                                       19

   -   Looking Forward                                             30

   Item 8.  Financial Statements and Supplementary Data.           35

   -   Consolidated Financial Statements                           35

       -  Statement of Income for the Years 2001, 2000 and 1999    35

       -  Statement of Cash Flows for the Years 2001, 2000 and
           1999                                                    36

       -  Balance Sheet as of December 31, 2001 and 2000           37

       -  Statement of Changes in Shareholders' Equity for the
           Years 2001, 2000 and 1999                               39

   -   Notes to Consolidated Financial Statements                  40

       -  Statement of Accounting Policies                         40

       -  Capitalization                                           47

       -  Rate-Related Regulatory Proceedings                      51

       -  Restructuring                                            53

       -  Short-Term Credit Arrangements                           53

       -  Income Taxes                                             55

       -  Supplementary Information                                57

       -  Pension and Other Benefits                               59

       -  Jointly Owned Plant                                      62

       -  Unamortized Cancelled Nuclear Project                    62

       -  Lease Obligations                                        62

       -  Commitments and Contingencies                            64

          -   Capital Expenditure Program                          64

          -   Nuclear Insurance Contingencies                      64

          -   Other Commitments and Contingencies                  65

                                                                    PAGE
                                                                    ----

PART II (CONTINUED)

              -  Connecticut Yankee                                  65

              -  Hydro-Quebec                                        65

              -  Cross Sound Cable Project                           65

              -  Environmental Concerns                              66

              -  Site Decontamination, Demolition and
                     Remediation Costs                               66

       -  Nuclear Fuel Disposal and Nuclear Plant Decommissioning    67

       -  Fair Value of Financial Instruments                        68

       -  Quarterly Financial Data (Unaudited)                       69

       -  Segment Information                                        70

   Report of Independent Accountants                                 71

   Item 9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosures.                    73

PART III

   Item 10.  Directors and Executive Officers                        73

   Item 11.  Executive Compensation.                                 73

   Item 12.  Security Ownership of Certain Beneficial Owners and
                Management.                                          73

   Item 13.  Certain Relationships and Related Transactions.         73

PART IV

   Item 14.  Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K.                                         74

   Signatures                                                        80

                                     PART I

Item 1. Business.

                                     GENERAL

UIL Holdings Corporation (UIL Holdings) is the parent holding company for The United Illuminating Company (UI) and United Resources, Inc. (URI). UIL Holdings is headquartered in New Haven, Connecticut, where its senior management maintains offices and is responsible for overall planning, operating and financial functions. UIL Holdings is an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935.

                         THE UNITED ILLUMINATING COMPANY

UI is a regulated operating electric public utility established in 1899. It is engaged principally in the purchase, transmission, distribution and sale of electricity for residential, commercial and industrial purposes in a service area of about 335 square miles in the southwestern part of the State of Connecticut. The population of this area is approximately 730,000, which represents approximately 21% of the population of the State. The service area, largely urban and suburban in character, includes the principal cities of Bridgeport (population approximately 140,000) and New Haven (population approximately 124,000) and their surrounding areas. Situated in the service area are retail trade and service centers, as well as large and small industries producing a wide variety of products, including helicopters and other transportation equipment, electrical equipment, chemicals and pharmaceuticals. Of UI's 2001 retail electric revenues, approximately 42% were derived from residential sales, 41% from commercial sales, 15% from industrial sales and 2% from other sales.

For a description of the changes in UI's electric public utility business that have resulted from Connecticut's enactment, in 1998, of Public Act 98-28 (the Restructuring Act), see PART II, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (C), Rate-Related Regulatory Proceedings."

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

In connection with ownership and leasehold interests in Seabrook Station, UI is a holder of licenses under the Atomic Energy Act of 1954, as amended, and, as such, is subject to the jurisdiction of the United States Nuclear Regulatory Commission (NRC), which has broad regulatory and supervisory jurisdiction with respect to the construction and operation of nuclear reactors, including matters of public health and safety, financial qualifications, antitrust considerations and environmental impact. Connecticut Yankee Atomic Power Company (Connecticut Yankee), in which UI has a 9.5% common stock ownership share, is also subject to this NRC regulatory and supervisory jurisdiction. See Item 2, "Properties - The United Illuminating Company - Generating Facilities."

UI is subject to the jurisdiction of the New Hampshire Public Utilities Commission for limited purposes in connection with its 17.5% ownership and leasehold interests in Seabrook Station.

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

See PART II, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (C), Rate-Related Regulatory Proceedings" regarding the five-year incentive rate regulation plan, for the years 1997 through 2001, that is currently in effect for UI and the standard offer rates established by the DPUC pursuant to the Restructuring Act.

                            POWER SUPPLY ARRANGEMENTS

Under the Restructuring Act, all Connecticut electricity customers are able to choose their power supply providers. Through December 31, 2003, UI is required to offer fully bundled retail service to its customers under a regulated "standard offer" rate to each customer who does not choose an alternate power supply provider, even though UI is no longer in the business of retail power generation. UI is also required under the Restructuring Act to provide back-up power supply service to customers whose alternate power supply provider fails to provide power supply services for reasons other than the customers' failure to pay for such services.

On December 28, 1999, UI entered into agreements with Enron Power Marketing, Inc. (EPMI), a subsidiary of Enron Corp. (Enron), Houston, Texas, for the supply of all of the power needed by UI to meet its standard offer obligations at fixed prices until the end of the four-year standard offer period on December 31, 2003. On December 2, 2001, Enron, and many of its subsidiaries, including EPMI, commenced bankruptcy proceedings seeking protection from their creditors while they attempt to reorganize under federal bankruptcy law. This action by EPMI was an event of default under its agreements with UI and effective January 1, 2002, UI terminated all of its agreements with EPMI. On December 28, 2001, UI entered into an agreement with Virginia Electric and Power Company for the supply of all of UI's standard offer generation service needs from January 1, 2002 through December 31, 2003.

If the generation resources available to UI's wholesale supplier become inadequate to meet UI's customer service obligations, UI expects to be able to acquire demand-side and supply-side resources, and/or to purchase capacity from other utilities or from the New England spot market, as necessary. However, because the generation and transmission systems in New England are operated by the independent system operator as if they were a single system, the ability of UI to meet its customer service obligations is and will be dependent on the ability of the region's generation and transmission systems to meet the region's load.

                        ARRANGEMENTS WITH OTHER UTILITIES

NEW ENGLAND POWER POOL

UI, in cooperation with other privately and publicly owned New England utilities, established the New England Power Pool (NEPOOL) in 1971. NEPOOL was formed to assure reliable operation of the bulk power system in the most economic manner for the New England region. It achieved these objectives through central dispatching of all of the generation and transmission facilities that are owned by its members and also through coordination of the pool activities that may have significant impacts on the member utilities. NEPOOL is governed by an agreement (NEPOOL Agreement) that is filed with the Federal Energy Regulatory Commission (FERC); and its provisions are subject to continuing FERC jurisdiction.

Because of the evolving industry-wide changes, NEPOOL has gone through restructuring. Its membership has been broadened to encompass all entities engaged in the electricity business in New England, including power marketers and brokers, independent power producers and load aggregators. Currently there are approximately 210 individual members of NEPOOL. An independent entity, ISO New England Inc. (ISO-NE), has been given the responsibility for the operation of the regional bulk power system, to assure that the bulk power system will continue to be operated in accordance with the NEPOOL objectives and also to assure that the wholesale power markets will be workably competitive and non-discriminatory. Various energy, capacity and ancillary services products are traded in the NEPOOL market in open competition among the participants. Amendments to the NEPOOL Agreement establishing the power markets in New England became effective on May 1, 1999.

In the near future, there will be further substantial changes to the NEPOOL power markets. These changes will include the implementation of a transmission congestion management system (CMS) and a multi-settlement system (MSS). CMS will aid in optimizing the use of the existing transmission system and will help to ensure the efficient siting of new generation and transmission resources. MSS will significantly reduce incentives for participants to manipulate purchase and sale bids strategically. CMS and MSS are scheduled to be implemented by June of 2003. The CMS and MSS processes that will be employed in New England, known as the Standard Market Design, are based on the proven systems that are currently operational in the Pennsylvania-New Jersey-Maryland control area.

On January 16, 2001, the New England transmission owners, including UI, and ISO-NE submitted a joint compliance filing with the FERC, pursuant to the FERC's Order No. 2000, proposing a regional transmission organization (RTO) for the New England region. The proposed RTO would consist of the not-for-profit independent system operator (ISO-NE) working in concert with a for-profit independent transmission company, of which UI intends to be a part. The system operator would be responsible for the real-time operation of the electric system, short-term reliability, and administrative functions associated with the electricity markets, while the independent transmission company would be primarily responsible for managing the transmission assets, including system maintenance, expansion, and long-term reliability.

In August of 2001, the FERC issued an order directing ISO-NE, the New York Independent System Operator (NYISO), the Pennsylvania-New Jersey-Maryland independent systems operator, and all other interested parties, including the New England transmission owners, to participate in discussions relating to the formation of a single RTO for the entire Northeast region. UI has participated actively in those discussions, and in ongoing efforts of the transmission owners from New England and the other regions to form a for-profit independent transmission company as part of a Northeast RTO. Presently, it is not clear whether, and if so when, there will be a single RTO for the Northeast region or the exact nature of such an organization.

As a step toward creating a larger trading region, on January 28, 2002, ISO-NE and NYISO executed an agreement pursuant to which they intend to develop a common electricity marketplace predicated on a common market design consisting of the two adjacent control regions. Additionally, they have agreed to evaluate the possibility of eventually forming an RTO for the New England and New York region.

NEW ENGLAND TRANSMISSION GRID

Under other agreements related to UI's participation in the ownership of Seabrook Station, UI contributes to the financial support of certain 345 kilovolt transmission facilities that are a part of the New England transmission grid.

HYDRO-QUEBEC

UI is a participant in the Hydro-Quebec transmission intertie facility linking New England and Quebec, Canada. Phase I of this facility, which became operational in 1986 and in which UI has a 5.45% participating share, has a 690 megawatt equivalent generation capacity value; and Phase II, in which UI has a 5.45% participating share, increased the equivalent generation capacity value of the intertie from 690 megawatts to a maximum of 2000 megawatts in 1991. UI is obligated to furnish a guarantee for its participating share of the debt financing for the Phase II facility. As of December 31, 2001, UI's guarantee liability for this debt was approximately $5.0 million.

                             UNITED RESOURCES, INC.

URI serves as the parent corporation for several non-utility businesses, each of which is incorporated separately to participate in business ventures that are intended to provide long-term rewards to UIL Holdings' shareowners. As of December 31, 2001, UIL Holdings has invested approximately $239 million in URI. URI, which is not itself an operating company, has four wholly-owned subsidiaries:

AMERICAN PAYMENT SYSTEMS, INC. (APS) provides an electronic bill payment service to companies throughout the United States with which APS has contractual relationships, including major electric utility and telecommunications companies, and for retailers with which APS does not have contractual relationships. APS recruits and manages retailers to provide this service to the companies' customers who prefer to pay their bills in person. APS acts as an agent for each contracted client to engage in the collection activity, while the non-contracted bill payment service permits each retailer to offer its customers a wider range of electronic bill payment options. APS is the largest processor of contracted utility customer in-person bill payments in the United States, operating in 45 states. APS's subsidiaries include APS Card Services, Inc.
(CSI), which is 100% owned, and CellCards of Illinois, LLC (CCI), which is 51% owned. CCI, in which APS acquired its ownership interest in 2001, sells prepaid long distance telephone service, prepaid telephone calling cards and prepaid wireless telephone service in check-cashing locations nationwide. CSI has been organized by APS to market a prepaid stored value card.

XCELECOM, INC. (Xcelecom) and its subsidiaries, provide general and specialty electrical and voice-data-video design, construction, systems integration and related services in regional markets of the Eastern United States. The Xcelecom subsidiaries, all of which have been obtained through acquisitions, include Allan Electric Co., Inc., Brite-Way Electrical Contractors, Inc., JBL Electric, Inc. and The Datastore, Incorporated, all in New Jersey, Orlando Diefenderfer Electrical Contractors, Inc., in Pennsylvania, 4Front Systems, Inc., in North Carolina, J. E. Richards, Inc. and Richards Electric, Inc. in Maryland, and Johnson Electric Co., Inc., M. J. Daly & Sons, Inc., McPhee Electric Ltd., LLC and McPhee Utility Power and Signal, Ltd., all in Connecticut. Brite-Way Electrical Contractors, Inc., an electrical contracting company, M. J. Daly & Sons, Inc., which provides mechanical and fire protection contracting services, and 4Front Systems, Inc., a computer network systems integration company, were acquired by Xcelecom during 2001. Xcelecom also owns and operates two heating and cooling energy centers, through its Thermal Energies, Inc. subsidiary, that provide heating and cooling service to two of New Haven, Connecticut's largest office and government complexes.

UNITED CAPITAL INVESTMENTS, INC. (UCI) invests in business ventures that are expected to earn above-average returns. Some of its investments include:

o CROSS-SOUND CABLE COMPANY, LLC - UCI has a 25% interest ($0.9 million investment) in a merchant electric transmission line project that proposes to install, own and operate a 330-megawatt high voltage direct current transmission line connecting Connecticut and Long Island under Long Island Sound. UCI is obligated to furnish a direct guarantee for its participating share of the debt financing during construction of this project. Under a separate agreement, UIL Holdings is an indirect guarantor of the obligation of UCI. As of December 31, 2001,

     UCI's guarantee liability for this debt was approximately $7.9 million. This project has been opposed by a number of public officials and private groups who have participated actively in governmental permitting proceedings relative to the project. In December 2001, the Connecticut Department of Environmental Protection (CTDEP) issued a notice of intent to grant a permit for the project. A final decision from the CTDEP is expected in the first quarter of 2002. In January 2002, the Connecticut Siting Council (CSC) approved a permit application for siting the cable; but the Connecticut Attorney General and the City of New Haven have appealed the CSC's decision to the Connecticut Superior Court. UCI management believes that the CSC decision will be upheld on appeal, although there can be no assurance that it will. In addition, a permit application for siting the cable is pending before the United States Army Corps of Engineers. A final decision on this application is also anticipated in the first quarter of 2002.

o ZERO STAGE CAPITAL - Regional high technology venture capital funds in which UCI has invested, both as a financial investment and as a means of promoting local economic development.

o IRONBRIDGE MEZZANINE FUND - A regional Small Business Investment Company committed to investing a portion of its capital in women and minority owned businesses and businesses located in low and moderate income areas.

o GEMINI NETWORKS, INC. - A corporation that proposes to develop, build and operate an open-access, hybrid fiber coaxial communications network serving business and residential customers in the Northeastern United States. See also PART III, Item 13.

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

                                    EMPLOYEES

As of December 31, 2001, UIL Holdings and its subsidiaries had a total of 2,589 employees, consisting of 25 in UIL Holdings, 804 in UI and 1,760 in URI and its subsidiaries. Of the 804 UI employees, 364 were members of a union and 85% had been with UI for 10 or more years. Of the 1,760 employees of URI and its subsidiaries, 198 were employed by APS, 1,559 by Xcelecom and its subsidiaries, and 3 by UCI.

Item 2.  Properties.

                           CAPITAL EXPENDITURE PROGRAM

UIL Holdings' continuing capital expenditure program for 2002 through 2006 is presently estimated at $360.4 million, excluding UI's allowance for funds used during construction (AFUDC). See PART II, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (L), Commitments and Contingencies - Capital Expenditure Program."

                         THE UNITED ILLUMINATING COMPANY

                       TRANSMISSION AND DISTRIBUTION PLANT

The transmission lines of UI consist of approximately 102 circuit miles of overhead lines and approximately 17 circuit miles of underground lines, all operated at 345 KV or 115 KV and located within or immediately adjacent to the territory served by UI. These transmission lines interconnect electric generation facilities in Bridgeport and New

Haven and are part of the New England transmission grid through connections with the transmission lines of The Connecticut Light and Power Company. A major portion of UI's transmission lines is constructed on railroad right-of-way pursuant to two Transmission Line Agreements. One of the agreements expired in May 2000. Currently UI is negotiating to extend this agreement. Until negotiations are complete, the terms of the expired agreement remain in effect. The other agreement has been extended to May 2040.

UI owns and operates 25 bulk electric supply substations with a capacity of 1,783,700 KVA and 28 distribution substations with a capacity of 136,020 KVA. UI has 3,170 pole-line miles of overhead distribution lines and 130 conduit-bank miles of underground distribution lines.

See PART II, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (L), Commitments and Contingencies - Capital Expenditure Program" concerning the estimated cost of additions to UI's transmission and distribution facilities.

                              GENERATING FACILITIES

The electric generating capability of UI's only generating facility, as of December 31, 2001, based on the summer rating of the generating unit, was as follows:

                                   YEAR OF      MAX CLAIMED        UI'S
                           FUEL  INSTALLATION  CAPABILITY, MW    ENTITLEMENT (1)
                           ----  ------------  --------------    -----------
                                                                  %       Mw
                                                                 ---      ---
Seabrook Unit 1,
Seabrook, New Hampshire  Nuclear     1990           1161         17.5   203.18

(1) Represents UI's 17.5% ownership and leasehold share of total net capability. In August 1990, UI sold to and leased back from an owner trust established for the benefit of an institutional investor a portion of UI's 17.5% ownership interest in this unit. This portion of the unit is subject to the lien of a first mortgage granted by the owner trustee.

Seabrook Unit 1 is a nuclear generating unit located in Seabrook, New Hampshire, that is jointly owned by UI and ten other New England entities. It commenced commercial operation in June of 1990, pursuant to an operating license issued by the Nuclear Regulatory Commission (NRC), which will expire in 2026. Seabrook Station is operated by a service company subsidiary of Northeast Utilities. Through December 31, 2001, Seabrook Unit 1 has operated at a lifetime capacity factor of 80.8%.

UI is in the process of selling its interest in Seabrook Station, in compliance with Connecticut's Restructuring Act. See PART II, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (C), Rate-Related Regulatory Proceedings."

GENERAL CONSIDERATIONS

Seabrook Unit 1 is subject to the licensing requirements and jurisdiction of the NRC under the Atomic Energy Act of 1954, as amended, and to a variety of other state and federal requirements.

NUCLEAR FUEL

Generally, the supply of fuel for nuclear generating units involves the mining and milling of uranium ore to uranium concentrates, the conversion of uranium concentrates to uranium hexafluoride, enrichment of that gas and fabrication of the enriched hexafluoride into usable fuel assemblies.

After a region (approximately 1/3 to 1/2 of the nuclear fuel assemblies in the reactor at any time) of spent fuel is removed from a nuclear reactor, it is placed in temporary storage in a spent fuel pool at the nuclear station for cooling and ultimately is expected to be transported to a permanent storage site, which has yet to be determined. See

PART II, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (M), Nuclear Fuel Disposal and Nuclear Plant Decommissioning. "

Based on information furnished by the entity responsible for the operation of Seabrook Unit 1, there are outstanding contracts that cover 100% of uranium concentrate purchases through 2003. In addition, there are outstanding contracts for conversion to hexafluoride, enrichment and fabrication services extending through 2003, 2007 and 2008, respectively.

INSURANCE REQUIREMENTS

See PART II, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (L), Commitments and Contingencies - Nuclear Insurance Contingencies" regarding insurance requirements for nuclear generation.

WASTE DISPOSAL AND DECOMMISSIONING

See PART II, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (M), Nuclear Fuel Disposal and Nuclear Plant Decommissioning" regarding the disposal of spent nuclear fuel and high-level and low-level radioactive wastes in connection with the operation and decommissioning of Seabrook Unit 1 and the Connecticut Yankee Unit.

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

RCRA also regulates underground tanks storing petroleum products or hazardous substances, and Connecticut has adopted state regulations governing underground tanks storing petroleum and petroleum products that, in some respects, are more stringent than the federal requirements. UI currently owns eight underground storage tanks, which are used primarily for gasoline and fuel oil, that are subject to these regulations. A testing program has been installed to detect leakage from any of these tanks, and substantial costs may be incurred for future actions taken to prevent tanks from leaking, to remedy any contamination of groundwater, and to modify, remove and/or replace older tanks in compliance with federal and state regulations.

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

See PART II, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (L), Commitments and Contingencies - Site Decontamination, Demolition and Remediation Costs" regarding these issues.

                             UNITED RESOURCES, INC.

APS and Xcelecom, lease office space in Hamden, Connecticut, which is the site of their corporate headquarters. It is also the location of the transaction processing center for APS and its subsidiary, CSI. APS's other subsidiary, CCI, leases office space in Chicago, Illinois. Xcelecom's operating subsidiaries own or lease real property, buildings and equipment in Connecticut, Maryland, New Jersey, North Carolina and Pennsylvania necessary for the management and operation of their general and specialty electrical and voice-data-video design, construction, systems integration and related services.

Item 3.  Legal Proceedings.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2001.

                               EXECUTIVE OFFICERS

The names and ages of all executive officers of UIL Holdings and all such persons chosen to become executive officers, all positions and offices with UIL Holdings held by each such person, and the period during which he or she has served as an officer in the office indicated, are as follows:

NAME                  AGE*             POSITION                 EFFECTIVE DATE
----                  ---              --------                 --------------

Nathaniel D. Woodson  60  Chairman of the Board of Directors,   March 22, 1999
                          President and Chief Executive Officer
Robert L. Fiscus      64  Vice Chairman of the Board of         March 22, 1999
                          Directors and Chief Financial Officer
Susan E. Allen        42  Vice President Investor Relations,    August 28, 2000
                          Corporate Secretary and Assistant
                          Treasurer
Richard J. Nicholas   46  Vice President Corporate              January 28, 2002
                          Development and Administration
Gregory E. Sages      46  Vice President Finance                August 28, 2000
Charles J. Pepe       53  Treasurer and Assistant Secretary     August 28, 2000

-----------------------
*As of December 31, 2001

There is no family relationship between any director, executive officer, or person nominated or chosen to become a director or executive officer of UIL Holdings. All executive officers of UIL Holdings hold office at the pleasure of UIL Holdings' Board of Directors. All of the above executive officers, except Mr. Nicholas, have entered into employment agreements with UI; and Mr. Nicholas has entered into an employment agreement with United Capital Investments, Inc. There is no arrangement or understanding between any executive officer of UIL Holdings and any other person pursuant to which such officer was selected as an officer.

A brief account of the business experience during the past five years of each executive officer of UIL Holdings is as follows:

NATHANIEL D. WOODSON. Mr. Woodson served as President of The United Illuminating Company during the period February 23, 1998 to May 20, 1998; President and Chief Executive Officer during the period May 20, 1998 to December 31, 1998; and Chairman of the Board of Directors, President and Chief Executive Officer of The United Illuminating Company during the period December 31, 1998 to February 1, 2001. He has served as Chairman of the Board of Directors and Chief Executive Officer of The United Illuminating Company since February 1, 2001 and Chairman of the Board of Directors, President and Chief Executive Officer of UIL Holdings Corporation since its inception on March 22, 1999.

ROBERT L. FISCUS. Mr. Fiscus served as President and Chief Financial Officer of The United Illuminating Company during the period January 1, 1997 to February 23, 1998, Vice Chairman of the Board of Directors and Chief Financial Officer from February 23, 1998 to October 25, 1999, Vice Chairman of the Board of Directors, Chief Financial Officer, Treasurer and Secretary from October 25, 1999 to June 26, 2000, Vice Chairman of the Board of Directors and Chief Financial Officer from June 26, 2000 to February 26, 2001 and has served as Vice Chairman of the Board of Directors since February 26, 2001. He also served as Vice Chairman of the Board of Directors and Chief Financial Officer of UIL Holdings Corporation from its inception on March 22, 1999 to October 25, 1999, Vice Chairman of the Board of Directors, Chief Financial Officer, Treasurer and Secretary from October 25, 1999 to August 28, 2000 and has served as Vice Chairman of the Board of Directors and Chief Financial Officer since August 28, 2000.

SUSAN E. ALLEN. Ms. Allen served as Manager of Financing and Corporate Secretary Administration of The United Illuminating Company during the period January 1, 1997 to June 30, 1999 and Director Finance and Corporate Secretary Administration from July 1, 1999 to June 26, 2000. She has served as Vice President Investor Relations,

Corporate Secretary and Assistant Treasurer of The United Illuminating Company since June 26, 2000 and of UIL Holdings Corporation since August 28, 2000.

RICHARD J. NICHOLAS. Mr. Nicholas served as Assistant Vice President Regulatory Affairs and Public Policy for Southern New England Telecommunications Corporation during the period January 1, 1997 to February 2000. He served as Vice President and Chief Operating Officer of United Capital Investments, Inc. during the period May 1, 2001 to January 28, 2002. He has served as Vice President Corporate Development and Administration of UIL Holdings Corporation and as Presidentof United Capital Investments, Inc. and of United Bridgeport Energy, Inc. since January 28, 2002.

GREGORY E. SAGES. Mr. Sages served as Executive Director Financial Analysis and Planning for Tenneco, Inc. during the period January 1, 1997 to December 31, 1999. He served as Vice President Finance of The United Illuminating Company from June 12, 2000 to February 26, 2001 and has served as Vice President Finance and Chief Financial Officer since February 26, 2001. He has also served as Vice President Finance of UIL Holdings Corporation since August 28, 2000.

CHARLES J. PEPE. Mr. Pepe served as Assistant Treasurer and Assistant Secretary of The United Illuminating Company during the period January 1, 1997 to June 26, 2000. He has served as Treasurer and Assistant Secretary of The United Illuminating Company since June 26, 2000 and of UIL Holdings Corporation since August 28, 2000.

                                     PART II

Item 5.  Market for UIL Holdings' Common Equity and Related Stockholder Matters.

On July 20, 2000, as a result of a corporate restructuring of UI and its direct and indirect subsidiaries into a holding company system, UI became a wholly-owned subsidiary of UIL Holdings and each share of UI's issued and outstanding Common Stock was automatically converted into a share of UIL Holdings Common Stock. The Common Stock of UI and UIL Holdings has traded on the New York Stock Exchange since 1971. The high and low closing prices during 2001 and 2000 were as follows:

                            2001 SALE PRICE        2000 SALE PRICE
                            ---------------        ---------------
                            HIGH        LOW        HIGH        LOW
                            ----        ---        ----        ---

 First Quarter             $51.23     $44.25     $52.13      $38.13
 Second Quarter             50.29      45.65      47.38       39.63
 Third Quarter              49.47      45.70      55.13       44.19
 Fourth Quarter             52.42      47.27      52.19       43.38

UI and UIL Holdings have paid quarterly dividends on the Common Stock since 1900. The quarterly dividends declared by UI and UIL Holdings in 2000 and by UIL Holdings in 2001 were at a rate of 72 cents per share.

As of December 31, 2001, there were 11,912 Common Stock shareowners of record.

ITEM 6. SELECTED FINANCIAL DATA

                                                          2001           2000           1999           1998           1997
==============================================================================================================================
FINANCIAL RESULTS OF OPERATION ($000'S)
Sales of electricity
  Utility
    Retail
        Residential                                     $ 266,585      $ 252,730      $ 271,605      $ 262,974      $ 259,325
        Commercial                                        254,842        242,075        256,246        254,765        248,490
        Industrial                                         95,250         96,955        100,437        102,201        102,763
        Other                                              10,501         10,587         11,308         11,667         11,755
                                                     -------------  -------------  -------------  -------------  -------------
    Total Retail                                          627,178        602,347        639,596        631,607        622,333
    Wholesale                                              61,570         67,990         24,334         44,948         82,871
    Other operating revenues                               26,070         34,354         16,045          9,636          3,825
Non-utility businesses                                    371,028        176,164         70,755         61,900         38,040
                                                     -------------  -------------  -------------  -------------  -------------
    Total operating revenues                            1,085,846        880,855        750,730        748,091        747,069
                                                     -------------  -------------  -------------  -------------  -------------
Fuel and interchange energy -net
    Retail -own load                                      252,576        262,252        134,851        116,769        109,542
    Wholesale                                              19,331         19,901         24,552         34,775         73,124
Capacity purchased-net                                      3,296          4,682         33,873         34,515         39,976
Other operating expenses, excluding tax expense           524,661        331,305        256,285        247,636        236,253
Depreciation                                               32,811         31,839         61,040         86,861(1)      77,745
Amortization                                               63,317         37,874         36,394         13,758         13,758
Gross earnings tax                                         26,661         23,715         24,518         24,039         23,571
Other non-income taxes                                     18,488         19,341         22,622         40,635(2)      28,922
                                                     -------------  -------------  -------------  -------------  -------------
    Total operating expenses, excluding income taxes      941,141        730,909        594,135        598,988        602,891
                                                     -------------  -------------  -------------  -------------  -------------
Operating income                                          144,705        149,946        156,595        149,103        144,178
                                                     -------------  -------------  -------------  -------------  -------------
Other Income, net
   AFUDC                                                    1,913          2,609          2,235            468          1,575
   Other non-operating income                               4,475            730          2,686          1,928          1,898
                                                     -------------  -------------  -------------  -------------  -------------
    Total                                                   6,388          3,339          4,921          2,396          3,473
                                                     -------------  -------------  -------------  -------------  -------------
Interest Charges, net
   Long-term debt - net                                    36,529         31,729         35,260         42,836         56,158
   Dividend requirement of mandatorily redeemable
   securities                                                   -          3,529          4,813          4,813          4,813
   Other                                                    7,010          9,241          7,319          9,007          6,068
                                                     -------------  -------------  -------------  -------------  -------------
    Total                                                  43,539         44,499         47,392         56,656         67,039
                                                     -------------  -------------  -------------  -------------  -------------
Income tax expense
   Operating income tax                                    52,368         52,298         65,042         52,862         39,281
   Non-operating income tax                                (4,177)        (4,269)        (3,142)        (3,091)        (2,126)
                                                     -------------  -------------  -------------  -------------  -------------
    Total                                                  48,191         48,029         61,900         49,771         37,155
                                                     -------------  -------------  -------------  -------------  -------------
Net income                                                 59,363         60,757         52,224         45,072         43,457
Premium (Discount) on preferred stock redemption                -              -             53            (21)           (48)
Preferred and preference stock dividends                        -              -             66            201            205
                                                     -------------  -------------  -------------  -------------  -------------
Income applicable to common stock                        $ 59,363       $ 60,757       $ 52,105       $ 44,892       $ 43,300
==============================================================================================================================
FINANCIAL CONDITION ($000'S)
Current assets                                          $ 351,967      $ 288,306      $ 220,126      $ 305,189      $ 204,474
Other property and investments                            149,830(4)     155,526(4)     144,768(4)      49,549         47,706
Property, Plant and Equipment - net                       493,342        495,850        482,836(3)   1,181,053      1,232,909
Construction work in progress                              32,103         30,267         25,708         33,695         25,448
Deferred charges and regulatory assets                    836,689        898,605        924,772(3)     371,674        408,993
                                                     -------------  -------------  -------------  -------------  -------------
   Total Assets                                       $ 1,863,931    $ 1,868,554    $ 1,798,210    $ 1,941,160    $ 1,919,530
==============================================================================================================================
Current portion of long-term debt                       $ 100,000            $ -       $ 25,000       $ 66,202      $ 100,000
Other current liabilities                                 264,531        236,047        166,213        172,830        175,340
Noncurrent liabilities                                    195,253        218,260        247,135        111,848        121,746
Deferred income tax liabilities and other                 272,380        302,282        316,205        339,072        349,591
Net long-term debt excluding current portion              498,557        522,221        518,228        664,510        644,670
Notes payable                                              33,215        110,699         17,131         86,892         37,751
Preferred stock & company-obligated mandatorily
 redeemable securities of subsidiaries holding
 solely parent debentures                                       -              -         50,000         54,299         54,351
Net common stock equity                                   499,995        479,045        458,298        445,507        436,081
                                                     -------------  -------------  -------------  -------------  -------------
   Total Liabilities and Capitalization               $ 1,863,931    $ 1,868,554    $ 1,798,210    $ 1,941,160    $ 1,919,530
==============================================================================================================================

(1) Includes the before-tax effect of charges for additional amortization of conservation & load management costs: $13.1 million in 1998 and $6.6 million in 1997.
(2) Includes the effect of charges of $14.0 million, before-tax, associated with property tax settlement.
(3) Reflects reclassification of $518.3 million of nuclear assets from plant in-service to regulatory asset.
(4) Includes an investment of $92.0 million, $90.3 million and $83.5 million in a generation facility as of December 31, 2001, 2000 and 1999, respectively.

                                                            2001        2000         1999          1998            1997
==========================================================================================================================
COMMON STOCK DATA
 Average number of shares outstanding (000's)               14,097      14,073       14,052        14,018          13,976
 Number of shares outstanding at year-end (000's)           14,116      14,077       14,063        14,035          13,908
 Earnings per share (average) - basic                       $ 4.21      $ 4.32       $ 3.71        $ 3.20          $ 3.10
 Earnings per share (average) - diluted                     $ 4.19      $ 4.31       $ 3.71        $ 3.20          $ 3.09
 Book value per share                                      $ 35.42     $ 34.03      $ 32.59       $ 31.74         $ 31.35
 Average return on equity
     Total                                                  12.13%      13.00%       11.45%         9.44%          10.45%
     Utility                                                11.98%      13.50%       14.00%        11.43%          11.54%
 Dividends declared per share                               $ 2.88      $ 2.88       $ 2.88        $ 2.88          $ 2.88
 Market Price:
    High                                                   $ 52.42     $ 55.13      $ 53.19       $ 53.75         $ 45.94
    Low                                                    $ 44.25     $ 38.13      $ 39.31       $ 42.63         $ 24.50
    Year-end                                               $ 51.30     $ 49.75      $ 51.38       $ 51.50         $ 45.94
==========================================================================================================================
CASH FLOW INFORMATION
Net cash provided by operating activities,
 less dividends ($000's)                                  $116,372    $ 60,801     $ 57,907      $ 71,566        $132,189
Capital expenditures, excluding AFUDC                     $ 47,370    $ 54,191     $ 34,772      $ 38,040        $ 33,436
==========================================================================================================================
OTHER FINANCIAL AND STATISTICAL DATA
Sales by class (millions of kWh's)
      Residential                                            2,120       2,057        2,054         1,925           1,899
      Commercial                                             2,476       2,403        2,388         2,324           2,249
      Industrial                                             1,082       1,146        1,162         1,155           1,168
      Other                                                     46          48           48            48              49
                                                        ----------- ----------- ------------  ------------   -------------
        Total                                                5,724       5,654        5,652         5,452           5,365
                                                        ----------- ----------- ------------  ------------   -------------
Number of retail customers by class (average)
      Residential                                          286,331     284,955      282,986      281,591         280,283
      Commercial                                            29,889      29,776       29,757        29,468          29,228
      Industrial                                             1,707       1,725        1,746         1,752           1,697
      Other                                                  1,250       1,207        1,185         1,172           1,163
                                                        ----------- ----------- ------------  ------------   -------------
        Total                                              319,177     317,663      315,674       313,983         312,371
                                                        ----------- ----------- ------------  ------------   -------------
Average price per kilowatt hour by class (cents)
      Residential                                            12.57       12.29        13.22         13.66           13.66
      Commercial                                             10.29       10.07        10.73         10.96           11.05
      Industrial                                              8.80        8.46         8.64          8.85            8.80
Average large industrial customers time of use rate           8.13        8.06         8.21          8.16            8.12
Revenues - retail sales per kWh                              10.96       10.65        11.31         11.58           11.60
Number of employees at year-end                              2,589       2,277        1,239         1,193           1,175
==========================================================================================================================

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                     MAJOR INFLUENCES ON FINANCIAL CONDITION

The financial condition of UIL Holdings Corporation (UIL Holdings) will continue to be dependent on the level of the electric utility retail sales of its direct subsidiary, The United Illuminating Company (UI), and on UI's ability to control expenses, as well as on the performance of the businesses of UIL Holdings' non-utility subsidiaries. The two primary factors that affect electric utility sales volume are economic conditions and weather. The principal factors affecting the financial condition of UIL Holdings' operating non-utility subsidiaries, American Payment Systems, Inc. and Xcelecom, Inc., are the pace of technological changes, competition, risks related to management of internal growth, acquisition financing and integration, exposure to downturns in the economy, risks associated with contracts, recoverability and possible impairment of goodwill, and collectibility of receivables.

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

On December 31, 1996, the Connecticut Department of Public Utility Control
(DPUC) completed a financial and operational review of UI and ordered a five-year incentive retail rates regulation plan for the years 1997 through 2001 (the Rate Plan). The Rate Plan accelerated the amortization and recovery of regulatory assets if UI's common stock equity return on regulated utility investment exceeded 10.5% after recording the amortization. UI's authorized return on regulated utility common stock equity during the period was 11.5%. Earnings above 11.5%, on an annual basis, were utilized one-third for customer bill reductions, one-third to accelerate amortization of regulatory assets, and one-third retained as earnings.

The Rate Plan included a provision that it could be reopened and modified upon the enactment of electric utility restructuring legislation in Connecticut. On October 1, 1999, the DPUC issued a decision establishing UI's standard offer customer rates, commencing January 1, 2000, at a level 10% below 1996 rates, as directed by the Restructuring Act described in detail below. These standard offer customer rates superseded the rates that were included in the Rate Plan. The decision also reduced the required amount of accelerated amortization of assets in 2000 and 2001. Under this 1999 decision, all other components of the 1996 Rate Plan remained in effect through 2001.

On February 13, 2001, the Connecticut Attorney General and the Office of Consumer Counsel petitioned the DPUC to initiate a proceeding and hold a hearing concerning the need to decrease UI's rates by reason of UI having earned a return on regulated common equity more than 1% above the authorized level of 11.5% for at least six consecutive months. The DPUC docketed such a proceeding and, by a letter dated July 3, 2001, stated its intention to combine a full review of UI's retail rates (a Rate Case) in the same docket as the overearnings proceeding. Following hearings on August 8, 2001 and August 27, 2001, the DPUC issued a final decision on October 31, 2001 holding that as a result of the earnings sharing mechanism embedded in UI's Rate Plan, UI's customers have directly benefited when UI has earned over its 11.5% authorized return on regulated common equity during the Rate Plan period. Because the earnings sharing mechanism was scheduled to end, with the Rate Plan, on December 31, 2001, the DPUC ordered that the earnings sharing mechanism be extended effective January 1, 2002 until the conclusion of the Rate Case proceeding. The DPUC's decision also found that UI's earnings are not expected to exceed 11.5% in 2002, but that just and reasonable rates for UI at this point in time can only be determined in the full Rate Case proceeding. UI filed Rate Case schedules in November 2001, together with supporting pre-filed sworn written testimony. DPUC hearings have been scheduled for March and April 2002. UI anticipates a final decision in the Rate Case proceeding by mid-2002.

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

Under the Restructuring Act, all Connecticut electricity customers are able to choose their power supply providers. Through December 31, 2003, UI is required to offer fully bundled retail service to its customers under a regulated "standard offer" rate to each customer who does not choose an alternate power supply provider, even though UI is no longer in the business of retail power generation. UI is also required under the Restructuring Act to provide back-up power supply service to customers whose alternate power supply provider fails to provide power supply services for reasons other than the customers' failure to pay for such services.

On December 28, 1999, UI entered into agreements with Enron Power Marketing, Inc. (EPMI), a subsidiary of Enron Corp. (Enron), Houston, Texas, for the supply of all of the power needed by UI to meet its standard offer obligations at fixed prices until the end of the four-year standard offer period on December 31, 2003. On December 2, 2001, Enron, and many of its subsidiaries, including EPMI, commenced bankruptcy proceedings seeking protection from their creditors while they attempt to reorganize under federal bankruptcy law. This action by EPMI was an event of default under its agreements with UI and effective January 1, 2002, UI terminated all of its agreements with EPMI. On December 28, 2001, UI entered into an agreement with Virginia Electric and Power Company for the supply of all of UI's standard offer generation service needs from January 1, 2002 through December 31, 2003.

The Restructuring Act requires that, in order for UI to recover any stranded costs, it must attempt to divest its ownership interests in its nuclear-fueled power plants prior to 2004. On October 1, 1998, in its "unbundling plan" filing with the DPUC under the Restructuring Act, and in other regulatory dockets, UI stated that it planned to divest its nuclear generation ownership and leasehold interests (17.5% of Seabrook Station in New Hampshire and 3.685% of Millstone Unit 3 in Connecticut) by the end of 2003, in accordance with the Restructuring Act. The sale of UI's ownership in Millstone Unit 3 was consummated on March 31, 2001. UI's share of the proceeds from the sale, including nuclear fuel, was $34.4 million. There was no direct impact on UI's financial results, and net-of-tax proceeds from the sale that were in excess of the market value of the plant, as set by the DPUC, were credited to reduce stranded cost rate base. That amount is approximately $15.3 million and is subject to true-up by the DPUC. On December 15, 2000, UI and The Connecticut Light and Power Company filed with the DPUC for approval of their plan to divest their respective interests in Seabrook Station by an auction process. On October 10, 2001, the DPUC issued its final decision approving the plan with certain modifications. The New Hampshire Public Utilities Commission, in coordination with the DPUC, has retained an investment banking firm as the exclusive financial advisor to conduct the auction of Seabrook Station, which is expected to be completed around the end of 2002.

                         LIQUIDITY AND CAPITAL RESOURCES

UIL Holdings' capital requirements are presently projected as follows:

                                                                2002       2003        2004        2005        2006
                                                                ----       ----        ----        ----        ----
                                                                                   (In Millions)
Unrestricted Cash on Hand - Beginning of Year  (1)              $29.5     $  -        $  -       $  -        $  -
Funds from Operations less Dividends  (2)                        76.4       71.6        83.6       93.0        93.3
                                                             ----------- ---------- ----------- ----------- -----------
         Subtotal                                               105.9       71.6        83.6       93.0        93.3

Less:
Capital Expenditures  (2)
     UI                                                          68.3       54.1        35.8       26.4        22.4
     URI                                                         73.0       16.6        21.6       23.2        19.0
                                                             ----------- ---------- ----------- ----------- -----------
        Total Capital Expenditures                              141.3       70.7        57.4       49.6        41.4

Plus:
Net Cash from Plant Sales  (3)                                  127.0        -           -          -           -
                                                             ----------- ---------- ----------- ----------- -----------

Cash Available to pay Debt Maturities and Redemptions            91.6        0.9        26.2       43.4        51.9

Less:
Maturities and Mandatory Redemptions                            100.0      100.0         -        104.3       104.3
Optional Redemptions                                            128.2        -           -          -           -
                                                             ----------- ---------- ----------- ----------- -----------

External Financing Requirements (Surplus)  (2)                  136.6       99.1       (26.2)      60.9        52.4
                                                             ----------- ---------- ----------- ----------- -----------

Plus:
Issuance and Sale of Long-term Debt                             100.0      100.0         -         50.0        50.0
                                                             ----------- ---------- ----------- ----------- -----------

Increase (Decrease) in Short-Term Borrowings                     36.6       (0.9)      (26.2)      10.9         2.4
                                                             ----------- ---------- ----------- ----------- -----------

Short-Term Borrowings/(Temporary Cash Investments) - End
of Year                                                         $68.2      $67.3       $41.1      $52.0       $54.4
                                                             =========== ========== =========== =========== ===========

(1) Excludes restricted cash in American Payment Systems, Inc. of $53.0 million, UI of $3.2 million and Xcelecom of $0.4 million. See Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (A), Statement of Accounting Policies - Restricted Cash."
(2) "Funds from Operations less Dividends", "Capital Expenditures" and "External Financing Requirements (Surplus)" are estimates based on current earnings and cash flow projections. All of these estimates are subject to change due to future events and conditions that may be substantially different from those used in developing the projections. 2002 capital expenditures for URI include estimates for acquisitions and investments similar to those previously completed. There is no guarantee that such acquisitions or investments will take place, and none are forecast beyond 2002. All of these estimates are subject to change due to future events and conditions that may be substantially different from those used in developing the projections.
(3) The estimate for "Net Cash from Plant Sales" for 2002 is based on speculative pricing and other projections for the sale of Seabrook Unit 1, expected to be completed around the end of 2002.

All capital requirements that exceed available cash will have to be provided by external financing. Although there is no commitment to provide such financing from any source of funds, other than a $70 million revolving credit agreement that UIL Holdings has with a group of banks, a $25 million revolving credit agreement that Xcelecom has with a bank, and a $10 million revolving credit agreement that APS has with a bank, future external financing needs are expected to be satisfied by the issuance of additional short-term and long-term debt. The continued availability of these methods of financing will be dependent on many factors, including conditions in the securities markets, economic conditions, and future income and cash flow.

See Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (B), Capitalization and Note (E), Short-Term Credit Arrangements" for a discussion of UIL Holdings' credit arrangements.

At December 31, 2001, UIL Holdings had $86.1 million of cash and temporary cash investments, of which $56.6 million is restricted cash. This represents an increase of $38.7 million from the corresponding balance at December 31, 2000. The components of this increase, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:
                                                              (In Millions)
                                                               -----------

   Balance, December 31, 2000                                     $47.4
                                                                   ----

   Net cash provided by operating activities                      157.0

   Net cash provided by (used in) financing activities:
   -   Financing activities, excluding dividend payments           (2.4)
   -   Dividend payments                                          (40.6)
   Retirement of debt securities                                   (1.1)
   Cash invested in plant, including nuclear fuel                 (47.4)
   Acquisition of businesses, net of cash acquired                (23.0)
   Non-utility passive investments                                 (3.8)
                                                                   ----

          Net Change in Cash                                       38.7
                                                                   ----

   Balance, December 31, 2001                                     $86.1
                                                                  =====

                            NEW ACCOUNTING STANDARDS

See the discussion included in Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (A), Statement of Accounting Policies."

                              RESULTS OF OPERATIONS

UIL Holdings Corporation Results of Operations:  2001 Actual Earnings vs.
-------------------------------------------------------------------------
Previous Estimate
-----------------

Net Income for UIL Holdings Corporation (UIL Holdings) was $59.4 million in 2001, or $4.21 per share. This was above the top of the estimated 2001 range of $4.05 - $4.15 reported in UIL Holdings' earnings release dated July 23, 2001 and reaffirmed in its earnings release dated October 22, 2001. UIL Holdings' utility subsidiary, United Illuminating (UI), hit the top of its range and UIL Holdings' non-utility subsidiary, United Resources (URI), exceeded its top range despite the poorer than expected performance of passive investments reflecting poor financial market conditions. URI's Xcelecom, Inc. (Xcelecom) subsidiary experienced significant earnings growth in 2001, offsetting the losses in some of URI's passive investments.

2001 VS. 2000
-------------

UIL Holdings Corporation Results of Operations:  2001 vs. 2000
--------------------------------------------------------------

Compared to 2000 net income of $60.8 million, or $4.32 per share, UIL Holdings' 2001 earnings decreased by $1.4 million, or $0.11 per share. The reduction was due primarily to the absence of net one-time gains of $0.9 million, or $0.06 per share, recorded in 2000, to higher amortization of regulatory assets as mandated for 2001 in UI's retail electric Rate Plan, and to lower investment returns on UI's pension plan assets resulting from poor financial market conditions. These reductions were offset, in large part, by improved Nuclear Division performance due to shorter outages in 2001 compared to 2000, and by an improvement at the non-utility businesses to more than twelve times the income earned in 2000. The non-utility business improvement was driven by Xcelecom's acquisition strategy, which was partially offset by losses in some of URI's passive investments.

The total impact of poor financial market performance on UIL Holdings' 2001 earnings was about $0.50 per share. Absent this factor, UIL Holdings would have earned about $4.71 per share in 2001, or a 9% increase over 2000 earnings.

The table below represents a comparison of UIL Holdings' Net Income and Earnings Per Share for 2001 and 2000.

                                                                        2001 more (less) than 2000
                                          Year Ended     Year Ended     --------------------------
(In Thousands except per share data)     Dec. 31, 2001  Dec. 31, 2000       Amount        Percent
--------------------------------------------------------------------------------------------------
NET INCOME
   UI from Operations                      $48,036         $53,370        $(5,334)         (10.0)%
   Nuclear Division                          9,003           6,347          2,656           41.8%
   United Resources (Non-Utility)            2,324             182           2,142        1176.9%
                                           -------         -------          ------
     TOTAL NET INCOME FROM OPERATIONS       59,363          59,899            (536)         (0.9)%
   UI from One-time Items                        0             858            (858)       (100.0)%
                                           -------         -------          ------
     TOTAL NET INCOME                      $59,363         $60,757         $(1,394)         (2.3)%
                                            ======          ======           =====

EARNINGS PER SHARE
   UI from Operations                        $3.41           $3.80          $(0.39)        (10.3)%
   Nuclear Division                           0.64            0.45            0.19          42.2%
   United Resources (Non-Utility)             0.16            0.01            0.15        1500.0%
                                              ----            ----            ----
     TOTAL EPS FROM OPERATIONS                4.21            4.26           (0.05)        (1.2)%
   UI from One-time Items                     0.00            0.06           (0.06)      (100.0)%
                                              ----            ----            ----
     TOTAL EPS - BASIC                       $4.21           $4.32          $(0.11)        (2.5)%
                                              ====            ====           ====
     TOTAL EPS - DILUTED (NOTE A)            $4.19           $4.31          $(0.12)        (2.8)%
                                              ====            ====            ====

Note (A):  Reflecting the effect of dilutive stock options. See Item 8,
           "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (A), Statement of Accounting Policies - Earnings per Share, and Note (B), Capitalization - Common Stock."

The following is a line-by-line tabular summary of some lines of UIL Holdings' income statement, including comparisons between 2001 and 2000 by subsidiary. Significant variances are explained in the individual subsidiary sections that follow.

                                                                           2001 more (less) than 2000
                                           Year Ended      Year Ended      ----------------------------
(In Thousands)                            Dec. 31, 2001   Dec. 31, 2000      Amount         Percent
-------------------------------------------------------------------------------------------------------
OPERATING REVENUE
UI from operations, before sharing           $669,476        $651,136         $18,340            2.8%
UI sharing from operations                     (3,864)        (12,701)          8,837          (69.6%)
UI one-time items                                   0           9,642          (9,642)        (100.0%)
Nuclear Division                               49,206          56,614          (7,408)         (13.1%)
URI                                           371,028         176,164         194,864          110.6%
                                            ---------         -------         -------
  Total                                    $1,085,846        $880,855        $204,991           23.3%
                                           ==========        ========        ========

FUEL AND ENERGY EXPENSE
UI                                           $264,954        $273,979         ($9,025)          (3.3%)
Nuclear Division                                6,953           8,174          (1,221)         (14.9%)
                                            ---------       ---------        ---------
  Total                                      $271,907        $282,153        ($10,246)          (3.6%)
                                             ========        ========        =========

OPERATION AND MAINTENANCE EXPENSE
UI                                           $154,460        $139,390         $15,070           10.8%
Nuclear Division                               22,700          32,980         (10,280)         (31.2%)
URI                                           350,797         163,617         187,180          114.9%
                                              -------         -------         -------
  Total                                      $527,957        $335,987        $191,970           57.3%
                                             ========        ========        ========

DEPRECIATION AND AMORTIZATION
UI                                            $27,448         $26,847            $601            2.2%
Nuclear Division                                1,485           1,714            (229)         (13.3%)
URI                                             3,878           3,278             600           76.7%
                                              -------         -------         -------
  Subtotal depreciation                        32,811          31,839             972           12.0%
Amortization                                   63,317          37,874          25,443           61.6%
                                              -------          ------          ------
  Total depreciation and amortization         $96,128         $69,713         $26,415           37.9%
                                              =======         =======         =======

TAXES - OTHER THAN INCOME TAXES
UI - Connecticut gross earnings tax           $26,661         $23,715          $2,946           12.4%
UI - other                                     15,440          16,896          (1,456)          (8.6%)
Nuclear Division - other                        1,222           1,409            (187)         (13.2%)
 URI - other                                    1,826           1,036             790           20.4%
                                              -------         -------          ------
   Total                                      $45,149         $43,056          $2,093           (7.0%)
                                              =======         =======          ======

INTEREST CHARGES
UI                                            $31,034         $31,661           ($627)          (2.0%)
Nuclear Division                                1,777           2,111            (334)         (15.8%)
URI                                            10,728          10,727               1            0.0%
                                               ------          ------           -----
  Total                                       $43,539         $44,499           ($960)          (2.2%)
                                              =======         =======           =====

INCOME TAXES
UI                                            $39,840         $43,416         ($3,576)          (7.3%)
Nuclear Division                                6,091           4,173           1,918           46.0%
URI                                             2,260             440           1,820          374.3%
                                              -------        --------           -----
  Total                                       $48,191         $48,029            $162            0.1%
                                              =======         =======            ====

United Illuminating Results of Operations:  2001 vs. 2000
---------------------------------------------------------

Results for 2001 for UI, excluding the Nuclear Division and one-time items, decreased by $0.39 per share compared to 2000. The Nuclear Division earned $0.64 per share in 2001, an increase of $0.19 per share compared to 2000.

                                                                             2001 more (less) than 2000
                                                Year Ended     Year Ended    --------------------------
                                               Dec. 31, 2001  Dec. 30, 2000     Amount         Percent
-------------------------------------------------------------------------------------------------------
EPS FROM OPERATIONS (BASIC)
   UI excluding Nuclear Division and Sharing       $3.72         $4.81         $(1.09)        (22.7)%
   Sharing                                         (0.31)        (1.01)          0.70           - -
                                                    ----          ----           ----
     Subtotal UI excluding Nuclear                  3.41          3.80          (0.39)        (10.3)%
   Nuclear Division                                 0.64          0.45           0.19          42.2%
                                                    ----          ----           ----
     Total UI EPS from operations                  $4.05         $4.25         $(0.20)         (4.7)%
                                                    ====          ====           ====
RETAIL GWH SALES (MILLIONS OF KWH)                 5,724         5,654             70           1.3%


                        UI EXCLUDING THE NUCLEAR DIVISION

Excluding the Nuclear Division, UI's net income from operations was $48.0 million, or $3.41 per share, in 2001 compared to $53.4 million, or $3.80 per share, in 2000. The $0.39 per share decrease was due primarily to the $8.0 million increase on a pre-tax basis ($6.8 million after-tax) in accelerated amortization expense that went into effect on January 1, 2001 as part of the retail electric Rate Plan, and to a $13.1 million decrease in pre-tax earnings ($7.7 million after-tax) as a result of lower investment returns on UI's pension plan assets. These increased costs caused almost all of UI's pre-sharing earnings reduction in 2001 compared to 2000, and were partly offset by an attendant $0.70 per share reduction in "sharing." In 2001, earnings for the Distribution Division that exceeded 11.5%, on an annual basis, were "shared," one-third for customer bill reductions, one-third to accelerate amortization of assets, and one-third retained as earnings.

The details below explain the variances for all of UI excluding the Nuclear Division. It should be noted that changes to income and expense items in the Distribution Division had an immediate net income impact in 2001, while changes to those items in "other unbundled utility divisions" did not. Those divisions include the Competitive Transition Assessment (CTA) and the Systems Benefits Charge (SBC), both of which earned an 11.5% return on the equity portion of their respective rate bases. That return was achieved by either accruing additional amortization expenses, or by deferring such expenses, as required. Amortization expenses in those divisions impacted earnings indirectly through changes to rate base. The "other unbundled utility divisions" also include the Generation Service Charge (GSC), the Conservation and Load Management (C&LM) charge, and the Renewables charge. Those were pass-through charges. Except for a small management fee earned in the C&LM division, expenses were either accrued or deferred such that there was no net income associated with those divisions.

Overall, UI's total revenue increased by $17.5 million in 2001, from $648.1 million in 2000 to $665.6 million in 2001. Details of this change in revenue are:

                                                                       In Millions
                                                              From         From
              Retail Revenue Increase/(Decrease)           Operations One-Time Items    Total
-----------------------------------------------------------------------------------------------
Revenue from Distribution Division:
Estimate of operating Distribution Division component of
"weather corrected" retail sales growth, 0.2%                $0.5                       $0.5
Estimate of operating Distribution Division component of
weather effect on retail sales, 1.4%                          4.1                        4.1
Impact of Leap Year 2000, (0.3)%                             (0.8)                      (0.8)
Impact of mix of sales on average price and other             0.3                        0.3
Sharing revenues                                              8.8           $5.3        14.1
                                                            -----           ----        ----
  TOTAL RETAIL REVENUE FROM DISTRIBUTION DIVISION            12.9            5.3        18.2
  REVENUE FROM OTHER UNBUNDLED UTILITY DIVISIONS              6.6            - -         6.6
                                                            -----           ----        ----
       TOTAL UI RETAIL REVENUE                               19.5            5.3        24.8

     Other Operating Revenue Increase (Decrease)
NEPOOL transmission revenues                                  6.3                        6.3
Other transmission                                            1.0                        1.0
Millstone Unit 3 litigation settlement (2000)                              (15.0)      (15.0)
Other                                                        (0.5)          - -         (0.5)
                                                              ---          -----         ---
       TOTAL UI OTHER OPERATING REVENUES                      6.8          (15.0)       (8.2)
 UI WHOLESALE PASS-THROUGH REVENUE                            0.9           - -          0.9
                                                              ---          -----         ---
      TOTAL UI REVENUES                                     $27.2          $(9.7)      $17.5
                                                             ====            ===        ====


Retail fuel and energy expense decreased by $9.7 million in 2001 compared to 2000. UI has received, and expects to receive through 2003, electricity to satisfy its standard offer retail customer service requirements through fixed-price purchased power agreements. These costs are recovered through the GSC portion of UI's unbundled retail customer rates. It should be noted that a small number of customers have selected alternate suppliers to provide generation services, but this has no effect on UI's financial results. UI's wholesale energy expense increased by $0.6 million, but these costs are passed on to customers through the CTA.

UI's operation and maintenance expense increased by $15.1 million, from $139.4 million in 2000 to $154.5 million in 2001. The principal components of these expense changes included:

                                                              In Millions
                                                               Increase/
Operating Distribution Division:                               (Decrease)
--------------------------------------------------------------------------
  Investment returns on UI's pension plan assets (Note A)         $13.1
  NEPOOL transmission expense                                       4.5
  Severance costs                                                   4.5
  Other                                                            (1.4)
                                                                    ---
     TOTAL OPERATING DISTRIBUTION DIVISION                        $20.7
     O&M AND CAPACITY FROM OTHER UNBUNDLED UTILITY DIVISIONS       (5.6)
                                                                    ---
     TOTAL O&M EXPENSE                                            $15.1
                                                                   ====

Note A: This cost increase reflects deteriorating conditions in the financial markets over the past twenty-one months.

Amortization of regulatory assets increased in 2001 compared to 2000 by $22.4 million ($12.7 million after-tax). The principal components of this change were:

                                                             In Millions
Increase in Amortization of regulatory assets:        As Booked      After-tax
--------------------------------------------------------------------------------
  Distribution Division:
  Accelerated amortization                               $8.0          $6.8
  "Sharing" from operations                              (5.7)         (4.9)
                                                          ---           ---
         TOTAL DISTRIBUTION DIVISION                      2.3           1.9
  Amortization in CTA and SBC                            23.5          13.8
                                                         ----          ----
AMORTIZATION OF REGULATORY ASSETS EXCL./ ONE-TIME        25.8          15.7
  One-time "Sharing" amortization                        (3.4)         (3.0)
                                                          ---           ---
         TOTAL AMORTIZATION OF REGULATORY ASSETS        $22.4         $12.7
                                                         ====          ====


                                NUCLEAR DIVISION

The Nuclear Division contributed net income of $9.0 million, or $0.64 per share, in 2001 compared to $6.3 million, or $0.45 per share, in 2000. The earnings improvement was driven by O&M expense reductions of $10.3 million in 2001 compared to 2000. About $3.5 million of the reduction occurred at the Seabrook nuclear generating unit, primarily due to the absence of major outage costs incurred at the end of 2000; and $6.8 million of the reduction occurred at the Millstone Unit 3 nuclear generating unit, primarily due to the sale of that unit on March 31, 2001. Wholesale sales margin (revenues less energy expense) decreased by $6.2 million in 2001 compared to 2000. Wholesale sales revenues decreased by about $7.4 million in 2001 compared to 2000. Revenues for Seabrook increased by $3.1 million, but revenues for Millstone Unit 3 decreased by $10.5 million as a result of its sale. Energy expense decreased by $1.2 million, due to a $1.5 million decrease at Millstone partly offset by a $0.3 million increase at Seabrook.

UI's ownership share of Millstone Unit 3 was sold on March 31, 2001. There was no direct impact on financial results in 2001, and net-of-tax proceeds from the sale that were in excess of the market value of the plant, as set by the DPUC, were credited to the CTA plant balances and rate base. That amount was approximately $15.3 million and is subject to true-up by the DPUC.

United Resources Results of Operations:  2001 vs. 2000
------------------------------------------------------


                                                                               2001 more (less) than 2000
                                                 Year Ended       Year Ended   --------------------------
                                                Dec. 31, 2001    Dec. 31, 2000     Amount        Percent
---------------------------------------------------------------------------------------------------------
EPS FROM OPERATIONS (BASIC AND DILUTED)
   Operating Businesses
     American Payment Systems, Inc. (APS)           $(0.01)           $0.15        $(0.16)         (107)%
     Xcelecom, Inc. (Xcelecom)                        0.44             0.15          0.29           193%
                                                      ----             ----          ----
       SUBTOTAL OPERATING BUSINESSES                  0.43             0.30          0.13            43%
   Passive Investments
     United Bridgeport Energy, Inc. (UBE)             0.26            (0.19)         0.45           - -
     United Capital Investments, Inc. (UCI)          (0.28)            0.11         (0.39)         (355)%
                                                      ----             ----          ----
       SUBTOTAL PASSIVE INVESTMENTS                  (0.02)           (0.08)         0.06           - -

   URI HEADQUARTERS (NOTE A)                         (0.25)           (0.21)        (0.04)          (19)%
                                                      ----             ----          ----

       TOTAL NON-UTILITY EPS FROM OPERATIONS         $0.16            $0.01         $0.15          1500%
                                                      ====             ====          ----

Note (A): Includes financial leveraging, strategic and administrative costs of the non-utility business units.

Overall, the consolidated non-utility businesses operating under the parent, URI, earned approximately $2.3 million, or $0.16 per share in 2001 compared to about $0.2 million, or $0.01 per share in 2000. Operating revenue for the URI businesses increased by $194.9 million, or 111%, from $176.2 million in 2000 to $371.0 million in 2001. Expenses for the URI businesses, including cost of goods sold, selling and administrative expenses, increased by $187.2 million in 2001 compared to 2000. Operating revenue and expense increases were due primarily to the acquisition of other companies.

The results of each of the subsidiaries of URI for 2001, as presented below, reflect the allocation of debt costs from the parent based on a capital structure, including an equity component, and an interest rate deemed to be appropriate for that type of business. The targeted capital structures for each of URI's subsidiaries are: 100% equity for APS and UCI, 65% equity and 35% debt for Xcelecom, and 30% equity and 70% debt for UBE. URI absorbs interest charges on the equity portion of its investments in its subsidiaries to the extent those investments are financed with debt. URI may incur other expenses necessary to manage its investments from time to time.

The following is a detailed explanation of these variances by URI subsidiary.

     URI OPERATING BUSINESSES

                         AMERICAN PAYMENT SYSTEMS, INC.

APS lost $0.01 per share in 2001 compared to earnings of $0.15 per share in 2000. Earnings at the core business improved by $0.04 per share year-over-year, to $0.19 per share, but overall earnings decreased due to higher business development and selling expenses, including the marketing, sales and information technology staffing and infrastructure associated primarily with the implementation of APS's strategic growth plans. Overall, the number of transactions processed by APS increased by 5% in 2001 compared to 2000, and revenues increased by 55%, from $37.9 million to $58.6 million.

                                 XCELECOM, INC.

Xcelecom earned $0.44 per share in 2001 compared to $0.15 per share in 2000. The increase was due primarily to acquisitions made by Xcelecom during 2001 and an overall improvement in profitability from 1.6% to 2% of sales. Operating revenue increased by $174 million from $138 million in 2000 to $312 million in 2001, due primarily to acquisitions but also to a 14.8% growth in same store sales.

     URI PASSIVE INVESTMENTS

                         UNITED BRIDGEPORT ENERGY, INC.

UBE contributed $0.26 per share in 2001 compared to a loss of $0.19 per share in 2000. The loss in 2000 was due to mild weather that depressed energy sales prices, high gas prices that further reduced margins, an extended shutdown throughout the first half of the year, and a contract termination charge. In 2001, UBE entered into an agreement with Duke Energy Trading and Marketing that effectively eliminated the operating and margin risks that occurred in 2000, resulting in the improved performance. See the "Looking Forward" section for more information on issues involving UBE's Installed Capacity revenues.

                        UNITED CAPITAL INVESTMENTS, INC.

UCI lost $0.28 per share in 2001 compared to earnings of $0.11 per share in 2000. The loss in 2001 was due to losses on passive investments. The earnings in 2000 were due to unrealized gains on passive investments.

     URI HEADQUARTERS

URI Headquarters incurred an after-tax loss of $3.4 million, or $0.25 per share, in 2001 compared to a loss of $2.8 million, or $0.21 per share, in 2000. The results of each of the subsidiaries of URI, as presented above, reflect interest expense on allocated debt from URI, based on a capital structure, including an equity component, and an interest rate deemed to be appropriate for
that type of business.   Some financial leveraging and strategic and
administrative costs for the subsidiaries of URI are retained by the parent URI. The loss increase at URI Headquarters reflects additional administrative expenses incurred for managing investments.

2000 VS. 1999
-------------

UIL Holdings Corporation Results of Operations:  2000 vs. 1999
--------------------------------------------------------------

                                                                  2000 more (less) than 1999
                                 Year Ended       Year Ended      --------------------------
  ($000 except EPS)             Dec. 31, 2000    Dec. 31, 1999      Amount        Percent
--------------------------------------------------------------------------------------------
Operating Revenue
   United Illuminating              $704,691        $679,975          $24,716          4%
   United Resources, Inc.            176,431          71,105          105,326        148%
   Eliminations                         (267)           (350)              83        - -
                                    --------        --------         --------
     Total Operating Revenue        $880,855        $750,730         $130,125         17%
TOTAL EARNINGS FOR COMMON STOCK      $60,757         $52,105           $8,652         17%
EARNINGS PER SHARE (BASIC)
   United Illuminating                 $4.25           $3.83            $0.42         11%
   United Resources, Inc.               0.01           (0.16)            0.17        - -
                                        ----           -----             ----
     TOTAL EPS FROM OPERATIONS         $4.26           $3.67            $0.59         16%
   EPS from one-time items             $0.06           $0.04            $0.02        - -
   Dilution                            (0.01)            - -            (0.01)       - -
                                       -----         --------           -----
     TOTAL EPS (DILUTED)               $4.31           $3.71            $0.60         16%


The one-time items recorded in 2000 were:
                                                                         EPS
-------------------------------------------------------------------------------
2000 Quarter 3   Proceeds from the Millstone Unit 3 litigation
                  settlement (pre-sharing)                            $  0.64
                 Sharing on Proceeds from the Millstone Unit 3
                  settlement                                            (0.43)
                                                                        -----
                      Net                                             $  0.21
2000 Quarter 2   Impairment loss on property in North Haven           $ (0.15)
-------------------------------------------------------------------------------

The one-time item recorded in the third quarter of 2000 as Operating revenues - Other was a cash receipt, in the amount of $14.9 million before-tax, in settlement of litigation over costs associated with an extended unplanned shutdown of the Millstone Unit 3 nuclear generating unit in 1996, 1997 and 1998.


The one-time item recorded in 1999 was:
                                                                         EPS
-------------------------------------------------------------------------------
1999 Quarter 1  Purchased power expense refund (pre-sharing)          $  0.12
                Sharing due to refund                                   (0.08)
                                                                        -----
                     Net                                              $  0.04
-------------------------------------------------------------------------------

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
       ($000 except EPS)              Dec. 31, 2000    Dec. 31, 1999    Amount        Percent
----------------------------------------------------------------------------------------------
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

                                                                   $ millions
                                                                    Increase/
                           Retail Revenues                          (Decrease)
--------------------------------------------------------------------------------
Revenue from:
  Estimate of operating Distribution Division component of
  "weather corrected" retail sales growth, up 2.1%                      4.9
  Estimate of operating Distribution Division component of
  weather effect on retail sales                                      (10.4)
  Estimate of operating Distribution Division component of
  price reduction                                                     (14.5)
  Sharing revenues from operations                                      4.7
  Other retail price reduction, mix of sales and other                (17.6)
                                                                       ----
         TOTAL RETAIL REVENUE FROM OPERATIONS                         (32.9)
  Sharing revenues from one-time items                                 (4.3)
                                                                    -------
         TOTAL RETAIL REVENUE                                         (37.2)


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

UI's operating expenses for operation, maintenance and purchased capacity decreased by $47.2 million in 2000 compared to 1999. The principal components of these expense changes included:

                                                                $millions
                                                                 Increase/
Operating Distribution Division:                                (Decrease)
----------------------------------------------------------------------------
  Site remediation costs  (Note A)                                 (9.3)
  1999 fossil generating unit operation and maintenance            (7.5)
  Pension and employee benefits costs                              (5.2)
  NEPOOL transmission expense                                       3.7
  Other transmission                                               (1.3)
  1999 Y2K projects                                                (2.7)
  Other                                                            (5.3)
                                                                 ------
         TOTAL OPERATING DISTRIBUTION DIVISION                    (27.6)
         NUCLEAR DIVISION (NOTE B)                                 (4.9)
Competitive Transition Assessment (CTA)
  Purchased capacity (Note C)                                     (28.5)
  Other                                                             0.4
                                                                 ------
         TOTAL CTA                                                (28.1)
         CONSERVATION AND LOAD MANAGEMENT AND RENEWABLE
         ENERGY (NOTE D)                                           13.4
                                                                   ----
         TOTAL O&M EXPENSE                                        (47.2)

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

     Note (C): UI has created a regulatory asset and noncurrent liability to reflect the above market costs of its wholesale purchased power agreements, and the regulatory asset is being amortized as part of the Competitive Transition Assessment (CTA). The amortization for 2000 of about $26.8 million is included in the "Amortization of regulatory assets" line of the income statement.

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

On December 31, 1996, the DPUC issued an order that implemented a five-year Rate Plan to reduce UI's regulated retail prices and accelerate the recovery of certain "regulatory assets." According to the Rate Plan, under which UI is currently operating, "accelerated" amortization of past regulated utility investments is scheduled for every year that the Rate Plan is in effect, contingent upon UI earning a 10.5% return on regulated utility common stock equity. Beginning in 2000, these accelerated amortizations are charged to the operating Distribution Division, and they reduce CTA rate base. Additionally, any "sharing" amortization required as a result of the Distribution Division exceeding an 11.5% return on the equity portion of its rate base impacts its earnings but reduces CTA rate base. UI is allowed to earn an 11.5% return, no more and no less, on the equity portion of the CTA rate base that includes all stranded assets. If CTA revenues and various costs included in the CTA do not produce an 11.5% return, then plant amortizations are either accelerated or deferred accordingly. A similar mechanism is in place to deal with Systems Benefits Charges (SBC), but the impact is immaterial. The table below shows the increases and decreases in 2000 compared to 1999 in major amortizations of regulatory assets. The amortizations for the operating Distribution Division impact earnings directly, and the amortizations for the CTA and SBC impact earnings indirectly through changes to rate base.

                                                                 $ millions
Amortization of regulatory assets:                  As Booked      After-tax
--------------------------------------------------------------------------------
  Distribution Division:
  Accelerated amortization                             (3.1)         (4.4)
  "Sharing" from operations                            (1.7)         (2.9)
  "Sharing" from one-time items                         2.8           2.4
  Deferred Seabrook Return, completed in 1999         (12.6)        (12.6)
  Other                                                 1.3           1.0
                                                     ------        ------
       TOTAL DISTRIBUTION DIVISION                    (13.3)        (16.5)
  Amortization in CTA and SBC                          13.3          13.4
                                                       ----          ----
         TOTAL AMORTIZATION OF REGULATORY ASSETS        0.0          (3.1)


Interest charges for UI, including the "Dividend requirement of mandatorily redeemable securities," decreased by $10.1 million in 2000 compared to 1999.


URI Results of Operations:  2000 vs. 1999
-----------------------------------------

                                                                              2000 more (less) than 1999
                                               Year Ended      Year Ended     --------------------------
         ($000 except EPS)                    Dec. 31, 2000    Dec. 31, 1999      Amount        Percent
--------------------------------------------------------------------------------------------------------
Total Operating Revenue                         $176,431         $71,105         $105,326        148%
TOTAL EARNINGS FOR COMMON STOCK                     $182         $(2,256)          $2,438         - -
EPS FROM OPERATIONS (BASIC AND DILUTED)
   Operating Businesses
     American Payment Systems, Inc.                $0.15           $0.11            $0.04         36%
     Xcelecom, Inc.                                 0.15           (0.21)            0.36         - -
                                                    ----            ----             ----
       SUBTOTAL                                    $0.30          $(0.10)           $0.40         - -
   Passive Investments
     United Bridgeport Energy, Inc.               $(0.19)         $(0.01)          $(0.18)        - -
     United Capital Investments, Inc.               0.11           (0.03)           $0.14         - -
                                                    ----            ----
       SUBTOTAL                                   $(0.08)         $(0.04)          $(0.04)
   URI Headquarters (Note A)                       (0.21)          (0.02)           (0.19)
                                                    ----            ----             ----
       TOTAL NON-UTILITY EPS FROM OPERATIONS       $0.01          $(0.16)           $0.17         - -

Note (A):  Includes financial leveraging, strategic and administrative costs for the holding company of the non-utility business units.

Overall, the consolidated non-utility businesses operating under the parent, URI, after corporate parent-allocated interest, earned approximately $0.2 million, or $.01 per share, in 2000, compared to losses of about $2.3 million, or

$0.16 per share, in 1999. Operation expenses for the URI businesses, including cost of goods sold, selling and administrative expenses, increased by $94.2 million in 2000 compared to 1999, almost entirely as the result of incorporating acquired companies. Other taxes for URI increased by $0.7 million, reflecting the expansion of these businesses. Depreciation and amortization expense for the URI businesses increased by $1.0 million.

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

     URI HEADQUARTERS

URI, the holding company for all non-utility businesses, lost $0.21 per share in 2000 compared to a loss of $0.02 per share in 1999. The results of each of the subsidiaries of URI, as presented above, reflect interest expense on allocated debt from URI, based on a capital structure, including an equity component, and an interest rate deemed to be appropriate for that type of business. Some financial leveraging, and strategic and administrative costs for the subsidiaries of URI, are retained by the parent URI.

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

A LOOK AT 2002
--------------

     UIL HOLDINGS' CONSOLIDATED EARNINGS ESTIMATES FOR 2002

UIL Holdings expects that its 2002 earnings will be $4.10-$4.25 per share. The negative impact on UBE earnings due to a budget change made by Duke Bridgeport Energy, LLC (an indirect wholly-owned subsidiary of Duke Energy Corporation), the managing partner of Bridgeport Energy LLC (BE), offset in part by an expected earnings improvement in The United Illuminating Company's Nuclear Division, leads UIL Holdings to a current expectation that earnings for 2002 will be in the lower end of this range for the year, and in the lower end of the range estimated for the first quarter of 2002. Compared to 2001 results, the annual range reflects lower earnings estimates for UI, the effects of the slowing economy, and lowered results and expectations from passive investments at United Resources, Inc. (URI). URI's operating businesses are expected, overall, to produce an increase in earnings in 2002. See below for further details.

     UIL HOLDINGS' CASH FLOW

UIL Holdings' cash flow available for dividends, investment and reduction of capital is expected to remain strong in 2002. UIL Holdings employs a balanced approach of maintaining its strong dividend yield while prudently investing internally generated cash in growth potential businesses or, if such investment opportunities are not available, in reducing its capital costs.

     THE UNITED ILLUMINATING COMPANY (UI)

         RATE-RELATED REGULATORY PROCEEDINGS

In an October 31, 2001 decision, the Connecticut Department of Public Utility Control (DPUC) found that UI's return on regulated utility common stock equity was not expected to exceed 11.5% in 2002, but that just and reasonable retail electric rates for UI could only be determined in the context of a full Rate Case proceeding, which is currently in progress. UI filed Rate Case schedules in November 2001, together with supporting pre-filed sworn written testimony. DPUC hearings have been scheduled for March and April 2002. UI anticipates a final decision in this Rate Case proceeding by mid-2002.

UI cannot predict the outcome of the Rate Case, but strongly supports a rate plan that is similar to the plan that is presently in place. UI's earnings guidance for 2002 assumes that retail rates will not change as a result of the Rate Case proceeding, and that UI will be allowed to earn an 11.5% return on the regulated utility common stock equity portion of its rate base, the same return it was allowed in 2001. Current earnings estimates for UIL Holdings anticipate that UI will earn an 11.5% allowed return. UI also currently estimates that it will not exceed that return in 2002 and that there will be no "sharing" earnings in 2002.

         UI EARNINGS ESTIMATES FOR 2002

Overall, UI, including the Nuclear Division, is expected to contribute $3.75-$3.90 to UIL Holdings' earnings per share in 2002. This reflects projections presented by UI in its Rate Case filing.

If UI were to earn an 11.5% return on regulated utility common stock equity, excluding the Nuclear Division, that level of earnings would generate $3.30-$3.40 per share for UIL Holdings.

Under the current rate plan, UI is allowed to earn an 11.5% return on the equity portions of the Competitive Transition Assessment (CTA) and the Systems Benefits Charge (SBC) rate bases (the latter is minimal), no more and no less. Amortization of the regulatory assets that are being recovered in the CTA includes several parts: straight-line amortization of generation regulatory assets based on what would be the remaining normal book lives of those assets, amortization of other regulatory assets as prescribed by the DPUC, any accelerated amortization and/or sharing amortization incurred by the Distribution Division, and a "true-up" amount of amortization. This true-up, comprised of deferred accounting or accelerated amortization, occurs if CTA revenues and expenses, including amortization expense, would produce a return more or less than the allowed return. In either case, the true-up amortization impacts the rate base, keeping it higher than it would otherwise be in the case of a shortfall in return, and reducing it in the case that the return would be higher than 11.5%. The true-up also adjusts for sales volume fluctuations as well as pricing factors. A similar adjustment, on a much less significant scale, applies to the SBC component. In the long-term, the amortization and other expenses associated with these regulatory assets continue only until all of the regulatory assets are recovered.

The generation services, conservation and renewables charges are pass-through charges, based on retail rates that were set by the DPUC for the standard offer period through 2003. In the case of generation service, UI has contracted with Virginia Electric and Power Company for the supply of all of UI's retail customer standard offer service requirements through December 31, 2003, on a fixed-price basis. This arrangement is intended to protect UI's retail customers and UIL Holdings' shareowners from the type of market and pricing volatility that has been experienced in California. The only retail electricity sales volume fluctuations that directly impact UI's net income are those that apply to the operating Distribution Division component of rates. Thus, a 1% sales volume increase would produce additional sales margin of about $2.4 million, $2.1 million after gross earnings tax, in 2002.

         NUCLEAR DIVISION EARNINGS ESTIMATES FOR 2002

The Nuclear Division contributed $0.64 per share to UIL Holdings' results for 2001. A refueling outage is scheduled for the second quarter of 2002 at the Seabrook nuclear generating unit. Assuming the unit operates normally for the remainder of the year, the contribution to earnings in 2002 of the unit should be about $0.50-$0.55 per share. It is possible for earnings to improve slightly from the estimated level if the unit operates at or near its full capacity.

The 2002 estimate assumes that UI's share of Seabrook Station will be sold around the end of 2002. There will be no direct impact on financial results at the time of sale. As with the Millstone Unit 3 sale in 2001, net-of-tax proceeds from the sale that are in excess of the market value of the plant, as determined by the DPUC, will be credited to the CTA plant balances and rate base.

     UNITED RESOURCES, INC. (URI) EARNINGS ESTIMATES FOR 2002

UIL Holdings' non-utility businesses, under the parent URI, are expected to earn $0.15-$0.30 per share for UIL Holdings in 2002.

                      AMERICAN PAYMENTS SYSTEMS, INC. (APS)

APS is expected to earn between $(0.05) and $0.00 per share for UIL Holdings in 2002. The expected results reflect anticipated strategic expenses designed to produce future earnings enhancements in the non-contracted payment and financial services segments of its business. Management's experience with Xcelecom, Inc. indicates that incurring short-term strategic expenses to build an appropriate management team and processes that are necessary to grow through acquisitions and product and service enhancements will increase shareowner value in the longer term. Management believes that experience will be equally applicable to APS. APS has made acquisitions and investments in 2001, giving it the ability to both grow its agent base and to diversify further its products and services. APS's earnings from its traditional core business grew by approximately 27% in 2001.

                                 XCELECOM, INC.

Earnings for Xcelecom are expected to grow to approximately $0.60-$0.65 per share for UIL Holdings in 2002 from the $0.44 per share earned in 2001. This estimate reflects a $0.15 per share increase due to a reduction in the amortization of goodwill from the implementation of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." It also takes into account the impact of the slowing economy on the construction and systems integration industry, and the completion of several large, non-recurring contracts in 2001. Backlog in Xcelecom's construction units amounted to approximately four months of work at December 31, 2001.

In the course of operations, Xcelecom is subject to certain risk factors, including but not limited to: exposure to downturns in the economy, risks related to its acquisition strategy, risks related to management of internal growth, availability of qualified employees, competition, seasonality, risks associated with contracts, significant fluctuations in quarterly results, recoverability and possible impairment of goodwill, collectibility of receivables, dependence on key personnel, and risks associated with the availability of capital and with debt service.

                             URI PASSIVE INVESTMENTS

Losses from URI's passive investments, including headquarters' costs, are expected to be $0.30-$0.45 per share for UIL Holdings in 2002. This estimate contemplates no investment income at United Capital Investments, Inc.

URI's passive investment in United Bridgeport Energy, Inc. (UBE) is expected to lose from $0.00-$0.10 per share for UIL Holdings in 2002. This reduction from the estimated UBE earnings contribution of $0.05-$0.10 per share announced on January 28, 2002 is due to the impact of a subsequent budget change made by Duke Bridgeport Energy, LLC (an indirect wholly-owned subsidiary of Duke Energy Corporation), the managing partner of Bridgeport Energy LLC (BE). UBE's expected results also assume the realization of UBE's 33 1/3% portion of the revenues of BE related to the market value of the Installed Capacity (ICAP) of its merchant wholesale electric generating facility in Bridgeport, Connecticut. BE's ICAP customer is currently disputing its contract with BE. The Federal Energy Regulatory Commission (FERC), in an order issued August 28, 2001, re-affirmed the value of the ICAP market in New England as a necessary reliability function. The FERC order also set a deficiency charge price for ICAP at a level that supports BE's contract price. The ICAP revenues accrued from June 2000 through December 2001 that are in dispute are equivalent to approximately $0.49 per share for UIL Holdings. Management believes that BE will prevail on this issue, although there can be no assurance that it will. BE is continuing to record ICAP revenues pursuant to the existing terms of the ICAP contract, and the loss of these revenues would reduce UIL Holdings' earnings in 2002 by approximately $0.29 per share.

UBE's agreement with Duke Energy Trading and Marketing that mitigated UBE's exposure to operating and margin risks in 2001 expired at the end of the year. Another agreement is currently being negotiated for 2002. However, if an agreement is not reached, UBE will have increased exposure to these risks, which include mild weather, volatility in energy and gas prices and operational issues at the BE generating facility.

QUARTERLY EARNINGS PATTERN FOR 2002
-----------------------------------

The 2002 quarterly earnings pattern for UIL Holdings is expected to be somewhat different from the 2001 pattern. A nuclear generating unit outage scheduled for the second quarter of 2002, and an outage at BE beginning in March 2002 are expected to reduce second quarter earnings compared to the second quarter of 2001. The elimination of UI earnings "sharing" in the third and fourth quarters of 2002 is expected to enhance earnings compared to the comparable quarters of 2001.

Actual 2002 results may vary from estimates depending on changes due to weather, economic conditions, sales mix (the usage pattern of the UI Distribution Division's retail customers), the ability to control expenses, the outcome of the UI Rate Case, and other unanticipated events. These factors can change from quarter to quarter.

UIL Holdings' current overall estimate of earnings per share from operations for 2002 is $4.10-$4.25, and the estimates of quarterly results are as follows:

Earnings per share from operations:

                  Estimated          Actual
  Quarter        2002 Range*          2001
  -------        ----------           ----
     1           $0.65 -$0.70         $0.67
     2           $0.55 -$0.65         $1.08
     3           $1.85 -$1.95         $1.77
     4           $0.95 -$1.05         $0.69
                                       ----
                                      $4.21

* Quarterly high and low range estimates are not additive, that is, the sums of the low and high range values should not be construed as representing any estimate other than UIL Holdings' annual estimate of $4.10-$4.25 per share.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                UIL HOLDINGS CORPORATION
            CONSOLIDATED STATEMENT OF INCOME
 FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
          (THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                  2001         2000          1999
                                                                  ----         ----          ----
OPERATING REVENUES (NOTE G)
  Utility                                                       $ 714,818    $ 704,691     $ 679,975
  Non-utility businesses                                          371,028      176,164        70,755
                                                               -----------  -----------   -----------
       Total Operating Revenues                                 1,085,846      880,855       750,730
                                                               -----------  -----------   -----------
OPERATING EXPENSES
  Operation
     Fuel and energy                                              271,907      282,153       159,403
     Operation and maintenance                                    527,957      335,987       290,158
  Depreciation and amortization (Note G)                           96,128       69,713        97,434
  Taxes - other than income taxes (Note G)                         45,149       43,056        47,140
                                                               -----------  -----------   -----------
       Total Operating Expenses                                   941,141      730,909       594,135
                                                               -----------  -----------   -----------
OPERATING INCOME                                                  144,705      149,946       156,595
                                                               -----------  -----------   -----------

OTHER INCOME, NET (NOTE G)                                          6,388        3,339         4,921
                                                               -----------  -----------   -----------

INCOME BEFORE INTEREST CHARGES AND INCOME TAXES                   151,093      153,285       161,516
                                                               -----------  -----------   -----------

INTEREST CHARGES, NET
  Interest on long-term debt                                       42,848       38,199        42,104
  Interest on Seabrook obligation bonds owned by UI                (6,319)      (6,470)       (6,844)
  Dividend requirement of mandatorily redeemable securities             -        3,529         4,813
  Other interest, net (Note G)                                      4,854        5,253         4,927
                                                               -----------  -----------   -----------
                                                                   41,383       40,511        45,000
  Amortization of debt expense and redemption premiums              2,156        3,988         2,392
                                                               -----------  -----------   -----------
       Interest Charges, net                                       43,539       44,499        47,392
                                                               -----------  -----------   -----------

INCOME BEFORE INCOME TAXES                                        107,554      108,786       114,124
                                                               -----------  -----------   -----------

INCOME TAXES (NOTE F)                                              48,191       48,029        61,900
                                                               -----------  -----------   -----------

NET INCOME                                                         59,363       60,757        52,224
  Premium on preferred stock redemptions                                -            -            53
  Dividends on preferred stock                                          -            -            66
                                                               -----------  -----------   -----------
INCOME APPLICABLE TO COMMON STOCK                                $ 59,363     $ 60,757      $ 52,105
                                                               ===========  ===========   ===========

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC                14,097       14,073        14,052
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED              14,159       14,098        14,055

EARNINGS PER SHARE OF COMMON STOCK - BASIC                         $ 4.21       $ 4.32        $ 3.71
EARNINGS PER SHARE OF COMMON STOCK - DILUTED                       $ 4.19       $ 4.31        $ 3.71

CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                  $ 2.88       $ 2.88        $ 2.88

----------------------------------------------------------------------------------------------------------

                            UIL HOLDINGS CORPORATION
               CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                     (THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                  2001         2000          1999
                                                                  ----         ----          ----

NET INCOME                                                       $ 59,363     $ 60,757      $ 52,105
OTHER COMPREHENSIVE INCOME, NET OF TAX:
  UNREALIZED GAIN ON INVESTMENT                                       519            -             -
                                                               -----------  -----------   -----------
COMPREHENSIVE INCOME                                             $ 59,882     $ 60,757      $ 52,105
                                                               ===========  ===========   ===========


    The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

                            UIL HOLDINGS CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                             (Thousands of Dollars)

                                                                      2001                2000               1999
                                                                      ----                ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                         $ 59,363            $ 60,757           $ 52,224
                                                               ---------------     ---------------     --------------
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                     81,134              66,068             83,374
     Deferred income taxes                                            (18,053)             10,435             17,451
     Deferred income taxes-generation asset sale                            -                   -            (70,222)
     Deferred investment tax credits - net                               (658)               (735)              (467)
     Amortization of nuclear fuel                                       5,497               6,521              8,425
     Allowance for funds used during construction                      (1,913)             (2,609)            (2,235)
     CTA and SBC regulatory deferral                                   (2,016)            (23,098)                 -
     Amortization of deferred return                                        -                   -             12,586
     Changes in:
       Accounts receivable - net                                      (23,130)            (12,646)             7,334
       Materials and supplies                                          (2,378)               (457)            (1,202)
       Prepayments                                                       (408)                181              4,368
       Settlement assets                                               24,062             (37,047)             1,415
       Accounts payable                                               (13,330)             (4,737)           (24,226)
       Interest accrued                                                 2,591                  95             (1,770)
       Taxes accrued                                                    1,844               1,275             (6,446)
       Settlement obligations                                          (2,752)             38,880             26,251
       Other assets and liabilities                                    47,095              (1,565)            (8,387)
                                                               ---------------     ---------------     --------------
     Total Adjustments                                                 97,585              40,561             46,249
                                                               ---------------     ---------------     --------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                          156,948             101,318             98,473
                                                               ---------------     ---------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuances of:
      Common stock                                                      2,536                 517              1,157
      Long-term debt                                                   75,000                   -             25,000
   Notes payable                                                      (78,056)             93,568            (69,761)
   Securities redeemed and retired:
     Preferred stock                                                        -                   -             (4,299)
     Long-term debt                                                      (665)            (26,609)          (218,008)
     Company obligated mandatorily redeemable securities of
     subsidiary holding solely parent debentures                            -             (50,000)                 -
   Discount on preferred stock redemptions                                  -                   -                (53)
   Expenses of issuances                                                 (825)                  -               (550)
   Lease obligations                                                     (405)               (376)              (348)
   Dividends
     Preferred stock                                                        -                   -               (116)
     Common stock                                                     (40,576)            (40,517)           (40,450)
                                                               ---------------     ---------------     --------------
NET CASH USED IN FINANCING ACTIVITIES                                 (42,991)            (23,417)          (307,428)
                                                               ---------------     ---------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of businesses, net of cash acquired                   (22,995)            (49,371)                 -
    Non-utility passive investments                                    (3,773)                  -            (88,489)
    Net cash received from sale of generation assets                        -                   -            270,590
    Plant expenditures, including nuclear fuel                        (47,370)            (54,191)           (34,772)
    Investment (retirement) in debt securities, net                    (1,162)              4,778              5,447
                                                               ---------------     ---------------     --------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                   (75,300)            (98,784)           152,776
                                                               ---------------     ---------------     --------------

CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD                                              38,657             (20,883)           (56,179)
BALANCE AT BEGINNING OF PERIOD                                         47,439              68,322            124,501
                                                               ---------------     ---------------     --------------
BALANCE AT END OF PERIOD                                               86,096              47,439             68,322
LESS: RESTRICTED CASH                                                  56,596              33,202             29,223
                                                               ---------------     ---------------     --------------
BALANCE: UNRESTRICTED CASH AND TEMPORARY CASH INVESTMENTS            $ 29,500            $ 14,237           $ 39,099
                                                               ===============     ===============     ==============

CASH PAID DURING THE PERIOD FOR:
   Interest (net of amount capitalized)                              $ 37,980            $ 35,252           $ 40,020
                                                               ===============     ===============     ==============
   Income taxes                                                      $ 64,300            $ 36,900          $ 121,450
                                                               ===============     ===============     ==============


              The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

                          UIL HOLDINGS CORPORATION
                         CONSOLIDATED BALANCE SHEET
                         DECEMBER 31, 2001 AND 2000

                                   ASSETS
                           (Thousands of Dollars)

                                                                            2001                     2000
                                                                            ----                     ----
Current Assets
  Unrestricted cash and temporary cash investments                           $ 29,500                 $ 14,237
  Restricted cash                                                              56,596                   33,202
  Utility accounts receivable less allowance of $1,500 and $1,500              58,607                   53,453
  Other accounts receivable less allowance of $1,522 and $1,069               105,576                   65,525
  Settlement assets                                                            47,119                   71,181
  Unbilled revenues                                                            35,737                   36,694
  Materials and supplies, at average cost                                      14,528                   10,938
  Prepayments                                                                   3,299                    2,875
  Other                                                                         1,005                      201
                                                                  --------------------     --------------------
     Total Current Assets                                                     351,967                  288,306
                                                                  --------------------     --------------------

Other Property and Investments
  Investment in United Bridgeport Energy facility                              92,059                   90,284
  Nuclear decommissioning trust fund assets                                    26,269                   32,844
  Marketable securities                                                         3,954                        -
  Other                                                                         6,575                    7,862
                                                                  --------------------     --------------------
     Total Other Property and Investments                                     128,857                  130,990
                                                                  --------------------     --------------------
Property, Plant and Equipment at original cost
  In service                                                                  914,085                  962,485
  Less, accumulated depreciation                                              420,743                  466,635
                                                                  --------------------     --------------------
                                                                              493,342                  495,850
Construction work in progress                                                  32,103                   30,267
Nuclear fuel                                                                   20,973                   24,536
                                                                  --------------------     --------------------
     Net Property, Plant and Equipment                                        546,418                  550,653
                                                                  --------------------     --------------------

Regulatory Assets (FUTURE AMOUNTS DUE FROM CUSTOMERS
                   THROUGH THE RATEMAKING PROCESS)
  Nuclear plant investments-above market                                      477,396                  497,829
  Income taxes due principally to book-tax differences                         86,114                  123,043
  Long-term purchase power contracts-above market                             112,250                  128,328
  Connecticut Yankee                                                           21,291                   24,272
  Unamortized redemption costs                                                 21,172                   22,293
  Other                                                                        44,752                   44,628
                                                                  --------------------     --------------------
     Total Regulatory Assets                                                  762,975                  840,393
                                                                  --------------------     --------------------

Deferred Charges
  Goodwill                                                                     63,456                   51,508
  Unamortized debt issuance expenses                                            5,208                    5,477
  Other                                                                         5,050                    1,227
                                                                  --------------------     --------------------
     Total Deferred Charges                                                    73,714                   58,212
                                                                  --------------------     --------------------

     Total Assets                                                         $ 1,863,931              $ 1,868,554
                                                                  ====================     ====================


         The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

                              UIL HOLDINGS CORPORATION
                             CONSOLIDATED BALANCE SHEET
                             DECEMBER 31, 2001 AND 2000

                           LIABILITIES AND CAPITALIZATION
                             (Thousands of Dollars)

                                                                       2001                        2000
                                                                       ----                        ----
Current Liabilities
  Notes payable                                                         $ 33,215                 $ 110,699
  Current portion of long-term debt                                      100,000                         -
  Accounts payable                                                        40,716                    54,046
  Settlement obligations                                                  92,348                    95,100
  Dividends payable                                                       10,163                    10,135
  Accrued liabilities                                                    103,374                    63,988
  Taxes accrued                                                            6,373                     3,845
  Interest accrued                                                        11,119                     8,528
  Obligations under capital leases                                           438                       405
                                                             --------------------      --------------------
          Total Current Liabilities                                      397,746                   346,746
                                                             --------------------      --------------------

Noncurrent Liabilities
  Purchase power contract obligation                                     112,250                   128,328
  Nuclear decommissioning obligation                                      26,269                    32,844
  Connecticut Yankee contract obligation                                  14,969                    17,157
  Long-term notes payable                                                 12,788                     9,774
  Obligations under capital leases                                        15,288                    15,725
  Other                                                                   13,689                    14,432
                                                             --------------------      --------------------
          Total Noncurrent Liabilities                                   195,253                   218,260
                                                             --------------------      --------------------

Deferred Income Taxes (FUTURE TAX LIABILITIES OWED
                       TO TAXING AUTHORITIES)                            221,727                   252,809
                                                             --------------------      --------------------


Regulatory Liabilities (FUTURE AMOUNTS OWED TO CUSTOMERS
                        THROUGH THE RATEMAKING PROCESS)
  Accumulated deferred investment tax credits                             13,764                    14,422
  Deferred gains on sale of property                                      29,827                    15,978
  Customer refund                                                          3,657                    17,976
  Other                                                                    3,405                     1,097
Commitments and Contingencies (Note L)                                         -                         -
                                                             --------------------      --------------------
          Total Regulatory Liabilities                                    50,653                    49,473
                                                             --------------------      --------------------


Capitalization (Note B)
  Long-term debt
    Long-term debt                                                       579,264                   604,856
    Investment in Seabrook obligation bonds                              (80,707)                  (82,635)
                                                             --------------------      --------------------
      Net long-term debt                                                 498,557                   522,221
                                                             --------------------      --------------------

  Common Stock Equity
    Common stock (no par value, 14,115,781 and 14,076,697
        shares outstanding at December 31, 2001 and 2000)                291,788                   291,342
    Paid-in capital                                                        2,760                     2,483
    Unrealized gain on investment                                            519                         -
    Capital stock expense                                                 (2,170)                   (2,170)
    Unearned employee stock ownership plan equity                         (7,361)                   (8,310)
    Retained earnings                                                    214,459                   195,700
                                                             --------------------      --------------------
          Net Common Stock Equity                                        499,995                   479,045

          Total Capitalization                                           998,552                 1,001,266
                                                             --------------------      --------------------

          Total Liabilities and Capitalization                       $ 1,863,931               $ 1,868,554
                                                             ====================      ====================


           The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

                                     UIL HOLDINGS CORPORATION
                   CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   DECEMBER 31, 2001, 2000 AND 1999
                                    (DOLLAR AMOUNTS IN THOUSANDS)

                                                                              UNREALIZED  CAPITAL  UNEARNED
                                      COMMON STOCK   PREFERRED STOCK  PAID-IN   GAIN ON    STOCK     ESOP      RETAINED
                                    SHARES(A) AMOUNT SHARES(B) AMOUNT CAPITAL INVESTMENT  EXPENSE   EQUITY     EARNINGS   TOTAL

-----------------------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 1998   14,034,562 $292,006  42,985  $4,299  $2,046     $ -     $(2,182) $(10,210)  $163,847  $449,806
-----------------------------------------------------------------------------------------------------------------------------------

Net income for 1999                                                                                             52,224   52,224
Cash dividends on common stock
  - $2.88 per share                                                                                            (40,470) (40,470)
Cash dividends on preferred stock                                                                                  (66)     (66)
Allocation of benefits - ESOP         27,940                              207                           949               1,156
Repurchase and cancellation of
  preferred stock                                     (42,985) (4,299)                         12                  (12)  (4,299)
Premium on preferred stock
  repurchase                                                                                                       (53)     (53)
-----------------------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 1999   14,062,502  292,006    -        -     2,253       -      (2,170)   (9,261)   175,470  458,298
-----------------------------------------------------------------------------------------------------------------------------------

Net income for 2000                                                                                             60,757   60,757
Cash dividends on common stock
  - $2.88 per share                                                                                            (40,527) (40,527)
Issuance of 4,616 shares common
  stock - no par value                 4,616      163                      32                                               195
Retirement of 18,361 shares common
   stock - no par value              (18,361)    (827)                                                                     (827)
Allocation of benefits - ESOP         27,940                              198                           951               1,149
-----------------------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 2000   14,076,697  291,342    -        -     2,483       -      (2,170)   (8,310)   195,700  479,045
-----------------------------------------------------------------------------------------------------------------------------------

Net income for 2001                                                                                             59,363   59,363
Cash dividends on common stock
  - $2.88 per share                                                                                            (40,604) (40,604)
Issuance of 11,144 shares common
  stock - no par value                11,144      446                      40                                               486
Unrealized gain on investment                                                     519                                       519
Allocation of benefits - ESOP         27,940                              237                           949               1,186
-----------------------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 2001   14,115,781 $291,788    -      $-     $2,760    $519     $(2,170)  $(7,361)  $214,459 $499,995
-----------------------------------------------------------------------------------------------------------------------------------

(a)  There were 30,000,000 shares authorized in 2001, 2000 and 1999.

(b) There were 5,000,000 shares authorized in 2001 and 2000 and 1,119,612 shares authorized in 1999.


          The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

                            UIL HOLDINGS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UIL Holdings Corporation (UIL Holdings) is the parent holding company for The United Illuminating Company (UI) and United Resources, Inc (URI). UIL Holdings is an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935.

UI is a regulated operating electric public utility established in 1899. It is engaged principally in the purchase, transmission, distribution and sale of electricity for residential, commercial and industrial purposes in a service area of about 335 square miles in the southwestern part of the State of Connecticut. The population of this area is approximately 730,000, which represents approximately 21% of the population of the State. The service area, largely urban and suburban in character, includes the principal cities of Bridgeport (population approximately 140,000) and New Haven (population approximately 124,000) and their surrounding areas. Situated in the service area are retail trade and service centers, as well as large and small industries producing a wide variety of products, including helicopters and other transportation equipment, electrical equipment, chemicals and pharmaceuticals. Of UI's 2001 retail electric revenues, approximately 42% were derived from residential sales, 41% from commercial sales, 15% from industrial sales and 2% from other sales.

URI serves as the parent company for UIL Holdings' four non-utility businesses, each of which is wholly-owned. American Payment Systems, Inc. (APS) is a service company providing electronic bill payment service to companies throughout the United States. Xcelecom, Inc. (Xcelecom) and its subsidiaries provide general and specialty electrical and voice-data-video design, construction, systems integration and related services in regional markets of the Eastern United States. A third subsidiary, United Capital Investments, Inc., invests in business ventures that are expected to earn above-average returns. URI's fourth subsidiary, United Bridgeport Energy, Inc., owns, as a passive investor, 331/3% of a merchant wholesale electric generating facility that is co-owned and operated by a unit of Duke Energy and is located in Bridgeport, Connecticut.

(A)  STATEMENT OF ACCOUNTING POLICIES

ACCOUNTING RECORDS

The accounting records for UI are maintained in accordance with the uniform systems of accounts prescribed by the Federal Energy Regulatory Commission
(FERC) and the Connecticut Department of Public Utility Control (DPUC).

The accounting records of UIL Holdings' non-utility subsidiaries are maintained in conformity with accounting principles generally accepted in the United States of America.

BASIS OF PRESENTATION

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

Certain amounts previously reported have been reclassified to conform with the current year presentation.

                               UIL HOLDINGS CORPORATION

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

The Restructuring Act enacted in Connecticut in 1998 provides for UI to recover previously deferred costs through ongoing assessments to be included in future regulated service rates. See Note (C), "Rate-Related Regulatory Proceedings" for a discussion of the recovery of UI's stranded costs associated with the generation portion of its assets and operations, as well as a discussion of the regulatory decisions that provide for such recovery. Based on these regulatory decisions, the sale of UI's fossil-generation assets and the planned divestiture of its nuclear generation ownership interests by the end of 2003, on December 31, 1999 UI discontinued applying SFAS No. 71 to the generation portion of its assets and operations. However, based on the recovery mechanism that allows recovery of all of its stranded costs through its standard offer rates, UI was not required to take any write-offs in connection with this event. UI expects to continue to meet the criteria for application of SFAS No. 71 for the remaining portion of its assets and operations for the foreseeable future. If a change in accounting were to occur to the non-generation portion of UI's operations, it could have a material adverse effect on UI's earnings and retained earnings in that year and could have a material adverse effect on UI's ongoing financial condition as well.

PROPERTY, PLANT AND EQUIPMENT

The cost of additions to property, plant and equipment and the cost of renewals and betterments are capitalized. Cost consists of labor, materials, services and certain indirect construction costs, including an allowance for funds used during construction in the case of utility plant. The cost of current repairs and minor replacements is charged to appropriate operating expense accounts. The original cost of utility property, plant and equipment retired or otherwise disposed of and the cost of removal, less salvage, are charged to the accumulated provision for depreciation. Upon disposal or retirement of depreciable non-utility businesses' property, the appropriate plant accounts and accumulated depreciation are reduced by the related costs. Any resulting gain or loss is recognized in the income statement.

                               UIL HOLDINGS CORPORATION

UIL Holdings' property, plant and equipment as of December 31, 2001 and 2000 was comprised as follows:

                                                     2001          2000
                                                     ----          ----
                                                       (In Thousands)
  Utility:
        Nuclear plant                               $196,852      $269,750
        Transmission plant                           151,280       152,218
        Distribution plant                           443,773       430,620
        General plant                                 46,162        44,246
        Software                                      29,292        28,211
        Other plant                                    2,302         2,356
                                                 ------------ -------------
           Subtotal                                  869,661       927,401
  Non-utility business units                          44,424        35,084
                                                 ------------ -------------
                                                    $914,085      $962,485
                                                 ============ =============

See Note (C), "Rate-Related Regulatory Proceedings" for a discussion of the regulatory decisions allowing for recovery of stranded costs, including the above-market investment in nuclear generating units.

DEPRECIATION

Provisions for depreciation on utility plant for book purposes are computed on a straight-line basis, using estimated service lives determined by independent engineers. One-half year's depreciation is taken in the year of addition and disposition of utility plant, except in the case of major operating units on which depreciation commences in the month they are placed in service and ceases in the month they are removed from service. The aggregate annual provisions for depreciation for the years 2001, 2000 and 1999 were approximately 3.28%, 3.05% and 3.29%, respectively, of the original cost of depreciable property.

Depreciation on non-utility businesses' plant for book purposes is recorded on a straight-line basis over the estimated useful lives of the assets, which range from three to seven years.

INCOME TAXES

In accordance with SFAS No. 109, "Accounting for Income Taxes," UIL Holdings has provided deferred taxes for all temporary book-tax differences using the liability method. The liability method requires that deferred tax balances be adjusted to reflect enacted future tax rates that are anticipated to be in effect when the temporary differences reverse. In accordance with generally accepted accounting principles for regulated industries, UI has established a regulatory asset for the net revenue requirements to be recovered from customers for the related future tax expense associated with certain of these temporary differences.

For ratemaking purposes, UI normalizes all investment tax credits (ITC) related to recoverable plant investments except for the ITC related to Seabrook Unit 1, which was taken into income in accordance with provisions of a 1990 DPUC retail rate decision.

REVENUES

Regulated utility revenues for UI are based on authorized rates applied to each customer's use of electricity. These rates are approved by the DPUC and can be changed only through formal proceedings. At the end of each accounting period, the estimated amount of revenues for services rendered but not billed is accrued.

                               UIL HOLDINGS CORPORATION

Revenues from construction contracts entered into by Xcelecom are recognized on a percentage-of-completion method. Under this method, revenue is recognized based on the percentage of costs incurred and accrued to date to the estimated total cost to complete these contracts.

Revenues generated by other business units are recognized when earned.

CASH AND TEMPORARY CASH INVESTMENTS

For cash flow purposes, UIL Holdings considers all highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash and temporary cash investments.

RESTRICTED CASH

UI is required to maintain an operating deposit with the project disbursing agent related to its 17.5% ownership interest in Seabrook Station. This operating deposit, which is the equivalent to one and one half months of the funding requirement for operating expenses, is restricted for use and amounted to $3.2 million and $3.3 million at December 31, 2001 and 2000, respectively.

APS maintains separate bank accounts for holding cash received from clients' customers before the amounts are transferred to clients. The amount of this restricted cash at December 31, 2001 and 2000 was $53.0 million and $29.9 million, respectively.

Xcelecom maintained restricted cash, related to future debt payments, of $0.4 million at December 31, 2001.

SETTLEMENT ASSETS AND OBLIGATIONS

Accounts receivable due from APS's agents and clients, as well as payables due to APS's agents and clients, are classified as settlement assets and obligations, respectively. The majority of these assets and liabilities result from timing differences between APS agents reporting the transactions to APS and depositing the funds collected into the field accounts. Additionally, settlement assets and obligations arise due to APS's reporting of transactions to its clients prior to fulfilling the payment obligation.

INVESTMENTS

UI's investment in the Connecticut Yankee Atomic Power Company, a nuclear generating company in which UI has a 9.5% stock interest, is accounted for on an equity basis. This investment amounted to $6.3 million and $7.1 million at December 31, 2001 and 2000, respectively, and is included on the Consolidated Balance Sheet as a regulatory asset. See Note (L), "Commitments and Contingencies - Other Commitments and Contingencies - Connecticut Yankee."

MARKETABLE SECURITIES

UIL Holdings accounts for its investment securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires the classification of debt and equity securities into one of three categories: held to maturity, available for sale, or trading. The statement also provides guidelines on accounting for debt and equity securities in accordance with their classifications.

During 2001, Anthem Insurance Companies, Inc. (Anthem) completed a conversion from a mutual company, owned by policyholders, to a publicly traded company, owned by shareholders. As a result of this conversion, UIL Holdings received 62,435 shares of Anthem common stock, a portion of which was allocated to employees based on the employees' share of the premiums paid to Anthem during the period used to determine the number of shares

                               UIL HOLDINGS CORPORATION
issued to UIL Holdings. At December 31, 2001, the closing price for Anthem common stock was $49.50 per share. UIL Holdings recorded an investment and realized gain of approximately $3.1 million, which represented the value of the shares at December 31, 2001. In January 2002, UIL Holdings sold the 62,435 shares of Anthem common stock at a price of $50.66 and recorded a realized gain of approximately $72,000.

On August 9, 2001, APS entered into a secured convertible note agreement with Q Comm International, Inc. (Q Comm), in the amount of $200,000. The note accrues interest at a rate of 6% and is due on May 31, 2002. Under terms of the note, APS has the right to convert this note into shares of Q Comm common stock. APS recorded an investment and unrealized gain of approximately $0.9 million, which represented the difference between the market price of the shares as of December 31, 2001 and the conversion price.

GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the Financial Accountings Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement, which modifies the accounting and reporting of goodwill and intangible assets, is effective for fiscal years beginning after December 15, 2001. Certain provisions of the statement must be applied to any acquisition consummated after June 30, 2001 ahead of full adoption of the new standards. The pronouncement requires entities to discontinue the amortization of goodwill, reallocate all existing goodwill among its reporting units based on criteria set by SFAS No. 142 and perform initial impairment tests by applying a fair-value-based analysis on the goodwill in each reporting unit. Any impairment at the initial adoption date shall be recognized as the effect of a change in accounting principle. Subsequent to the initial adoption, goodwill shall be tested for impairment annually or more frequently if circumstances indicate a possible impairment.

Under SFAS No. 142, entities are required to determine the useful life of other intangible assets and amortize the value over the useful life. If the useful life is determined to be indefinite, no amortization will be recorded. For intangible assets recognized prior to the adoption of SFAS No. 142, the useful life should be reassessed. Other intangible assets are required to be tested for impairment in a manner similar to goodwill.

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

PENSION AND OTHER POSTEMPLOYMENT BENEFITS

UIL Holdings accounts for normal pension plan costs in accordance with the provisions of SFAS No. 87, "Employers' Accounting for Pensions."

UIL Holdings accounts for other postemployment benefits, consisting principally of health and life insurance, under the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires, among other things, that the liability for such benefits be accrued over the employment period that encompasses eligibility to receive such benefits. The recovery of annual incremental cost of this accrual has been allowed in retail rates in accordance with a 1992 rate decision of the DPUC.

                               UIL HOLDINGS CORPORATION

URANIUM ENRICHMENT OBLIGATION

Under the Energy Policy Act of 1992 (Energy Act), UI will be assessed for its proportionate share of the costs of the decontamination and decommissioning of uranium enrichment facilities operated by the Department of Energy. The Energy Act imposes an overall cap of $2.25 billion on the obligation assessed to the nuclear utility industry and limits the annual assessment to $150 million each year over a 15-year period. UI has recovered these assessments in rates as a component of fuel expense. Accordingly, UIL Holdings has recognized the unrecovered costs as a regulatory asset on its Consolidated Balance Sheet. At December 31, 2001, UI's remaining share of the obligation, based on its ownership and leasehold interests in Seabrook Station, was approximately $0.6 million.

NUCLEAR DECOMMISSIONING TRUSTS

External trust funds are maintained to fund the estimated future decommissioning costs of the nuclear generating units in which UI has an ownership interest. These costs are accrued as a charge to depreciation expense over the estimated service lives of the units and are recovered in rates on a current basis. UI paid $3.3 million into the decommissioning trust fund for Seabrook Unit 1 in each of 2001 and 2000.

At December 31, 2001, UI's share of the trust fund balance for Seabrook Station, which included accumulated earnings on the funds, was $26.3 million. This fund balance is included in "Other Property and Investments" and the accrued decommissioning obligation is included in "Noncurrent Liabilities" on the Consolidated Balance Sheet.

On March 31, 2001, UI sold its ownership interest in Millstone Unit 3 to Dominion Resources, Inc. and, as a result, its share of the trust fund balance for Millstone Unit 3 was transferred to the new owner. UI's share of the market value of the trust fund transferred was $8.5 million.

IMPAIRMENT OF LONG-LIVED ASSETS

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" requires the recognition of impairment losses on long-lived assets when the book value of an asset exceeds the sum of the expected future undiscounted cash flows that result from the use of the asset and its eventual disposition. This standard also requires that rate-regulated companies recognize an impairment loss when a regulator excludes all or part of a cost from rates, even if the regulator allows the company to earn a return on the remaining allowable costs. Under this standard, the probability of recovery and the recognition of regulatory assets under the criteria of SFAS No. 71 must be assessed on an ongoing basis. At December 31, 2001 and 2000, UI did not have any assets that are impaired under this standard.

EARNINGS PER SHARE

The following table presents a reconciliation of the basic and diluted earnings per share calculations for the years 2001, 2000 and 1999:

                            UIL HOLDINGS CORPORATION

                                           INCOME APPLICABLE TO    AVERAGE NUMBER OF     EARNINGS
                                               COMMON STOCK       SHARES OUTSTANDING    PER SHARE
                                               ------------       ------------------    ---------
                                                     (In Thousands, except per share amounts)
2001
----
     Basic earnings per share                     $59,363               14,097            $4.21
       Effect of dilutive stock options                 -                   62             (.02)
                                                  -------               ------             ----
     Diluted earnings per share                   $59,363               14,159            $4.19
                                                   ======               ======             ====

2000
----
     Basic earnings per share                     $60,757               14,073            $4.32
       Effect of dilutive stock options                 -                   25             (.01)
                                                  -------               ------             ----
     Diluted earnings per share                   $60,757               14,098            $4.31
                                                   ======               ======             ====

1999
----
     Basic earnings per share                     $52,105               14,052            $3.71
       Effect of dilutive stock options                 -                    3             (.00)
                                                  -------               ------             ----
     Diluted earnings per share                   $52,105               14,055            $3.71
                                                   ======               ======             ====


STOCK-BASED COMPENSATION

UIL Holdings accounts for employee stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." The statement allows entities to continue to measure compensation expense in accordance with the prior authoritative literature, APB No. 25, "Accounting for Stock Issued to Employees," but requires that pro forma net income and earnings per share be disclosed for each year for which an income statement is presented as if SFAS No. 123 had been applied.

COMPREHENSIVE INCOME

Comprehensive income for 2001 included an unrealized pre-tax gain of $863,000 on APS's convertible note (see Marketable Securities). Comprehensive income for 2000 and 1999 was equal to net income as reported.

NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board has issued SFAS No. 141, "Business Combinations." SFAS No. 141, which applies to all business combinations initiated after June 30, 2001, would result in UIL Holdings accounting for any business combinations initiated after that date under the purchase method of accounting. The adoption of SFAS No. 141 will not change the method of accounting used in previous business combinations.

The Financial Accounting Standards Board has issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, which was adopted by UIL Holdings on January 1, 2002, UIL Holdings will no longer be amortizing its existing goodwill. At December 31, 2001, goodwill associated with its non-utility businesses was approximately $63.5 million. The elimination of goodwill amortization in 2002 will increase earnings per share by approximately $0.15 compared to 2001. In addition, UIL Holdings will be required to measure goodwill for impairment effective January 1, 2002 as part of the transition provisions. SFAS No. 142 requires goodwill to be allocated to reporting units and measured for impairment under a two-step test. The first step of the test is required to be completed by June 30, 2002 and the second step, if necessary, no later than December 31, 2002. Any impairment resulting from the transition test will be recorded as of January 1, 2002 and will be recognized as a cumulative effect of a change in accounting principle.

                            UIL HOLDINGS CORPORATION

UIL Holdings does not anticipate the impairment test results will have a material adverse impact on its financial condition and results of operations.

The Financial Accounting Standards Board has issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement, which is effective for fiscal years beginning after June 15, 2002, requires that an asset retirement obligation be recognized at the time when an entity faces a legal obligation to retire an asset. The asset retirement cost would be capitalized as part of the related long-lived asset and initially measured at fair value and adjusted in subsequent periods when necessary. Upon adoption of the statement, a cumulative effect approach will be used to recognize transition amounts for any existing asset retirement obligations. UIL Holdings has not assessed the impact this standard will have on its financial position and results of operations.

(B)  CAPITALIZATION

COMMON STOCK

UIL Holdings had 14,332,321 shares of its common stock, no par value, outstanding at December 31, 2001 and 14,321,177 shares of its common stock, no par value, outstanding at December 31, 2000, of which 216,540 shares and 244,480 shares were unallocated shares held by UI's 401(k)/Employee Stock Ownership Plan
(KSOP) and not recognized as outstanding for accounting purposes as of December 31, 2001 and 2000, respectively.

UI has entered into an arrangement under which it loaned $11.5 million to the KSOP. The trustee for the KSOP used the funds to purchase shares of UI common stock in open market transactions. On July 20, 2000, effective with the formation of UIL Holdings' holding company structure, unallocated shares held by the KSOP were converted into shares of UIL Holdings' common stock. The shares will be allocated to employees' KSOP accounts, as the loan is repaid, to cover a portion of the required KSOP contributions. The loan will be repaid by the KSOP over a twelve-year period, using employer contributions and UIL Holdings' dividends paid on the unallocated shares of the stock held by the KSOP. As of December 31, 2001, 216,540 shares, with a fair market value of $11.1 million, had been purchased by the KSOP and had not been committed to be released or allocated to KSOP participants.

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

                            UIL HOLDINGS CORPORATION

Stock option transactions for 2001, 2000 and 1999 are as follows:

                                                                   WEIGHTED
                                                                    AVERAGE
                                     NUMBER        OPTION PRICE    EXERCISE
                                    OF SHARES        PER SHARE       PRICE
                                    ---------      -------------   ---------
Balance - December 31, 1998           16,300       $30.00-$42.38     $38.37
Granted                                    -                   -        -
Forfeited                                  -                   -        -
Exercised                                  -                   -        -
                                    ---------
Balance - December 31, 1999           16,300       $30.00-$42.38     $38.37
Granted                              334,605 (1)   $39.41-$53.13     $41.15
Forfeited                             (9,100)      $39.38-$50.31     $40.59
Exercised                             (9,075)         $43.22         $43.22
                                    ---------
Balance - December 31, 2000          332,730       $30.00-$53.13     $41.00
Granted                              176,633 (1)   $43.22-$49.84     $45.30
Forfeited                             (5,333)      $39.41-$43.22     $40.48
Exercised                            (12,023)      $39.41-$43.22     $41.00
                                    ---------
Balance - December 31, 2001          492,007       $30.00-$53.13     $42.55
                                    =========

Exercisable at December 31, 1999      16,300       $30.00-$42.38     $38.37
Exercisable at December 31, 2000      58,730       $30.00-$43.22     $41.58
Exercisable at December 31, 2001     186,822       $30.00-$53.13     $41.38

(1) One third of the options granted became exercisable on each of the first three anniversaries of the grant date.

If compensation expense had been recorded for the stock option plan based on the fair value method as opposed to the intrinsic value method applied by UIL Holdings, net income and earnings per share for 2001 and 2000 would have been as follows:

                                           2001                  2000
                                           ----                  ----
                                  (In Thousands, except Earnings per Share)
 Net income
     As reported                         $59,363               $60,757
     Pro forma                           $58,732               $60,490

 Earnings per share-Basic
     As reported                           $4.21                 $4.32
     Pro forma                             $4.17                 $4.30

 Earnings per share-Diluted
     As reported                           $4.19                 $4.31
     Pro forma                             $4.15                 $4.29


The fair value of stock options granted has been estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

                            UIL HOLDINGS CORPORATION

                                         2001             2000
                                         ----             ----
   Risk-free interest rate              5.75%             5.08%
   Expected volatility                 21.92%            16.51%
   Expected lives                       7.59 years        9.09 years
   Expected dividend yield              6.11%             6.13%

The weighted average fair value of options granted during 2001 was $6.09 per share. As of December 31, 2001, the weighted average remaining contractual life for those options outstanding was 7.4 years.

The weighted average fair value of options granted during 2000 was $3.16 per share. As of December 31, 2000, the weighted average remaining contractual life for those options outstanding was 8.4 years.

On February 23, 1998, UI's Board of Directors granted 80,000 "phantom" stock options to Nathaniel D. Woodson upon his appointment as President of UI. Effective with the formation of the holding company structure on July 20, 2000, all outstanding phantom stock options were converted to UIL Holdings' phantom stock options. On each of the first five anniversaries of the grant date, 16,000 phantom stock options become exercisable and can be exercised at any time within Mr. Woodson's period of employment with UI by means of UI paying him the difference between the prevailing market price for each share of UIL Holdings' common stock and the phantom stock option price of $45.16 per share. At ten years after the grant date any unexercised phantom stock options will expire. At December 31, 2001, 48,000 phantom stock options were exercisable. During 2001, $166,060 was recognized as expense with regard to these phantom stock options.

RETAINED EARNINGS RESTRICTION

The indenture under which UI has issued $200 million principal amount of Notes places limitations on UI relative to the payment of cash dividends on its common stock, which is wholly-owned by UIL Holdings, and the purchase or redemption of said common stock. Retained earnings in the amount of $94.9 million were free from such limitations at December 31, 2001.

                            UIL HOLDINGS CORPORATION

LONG-TERM DEBT
                                                                December 31,
                                                          2001            2000
                                                          ----            ----
                                                             (In Thousands)
Other Long-Term Debt
  Pollution Control Revenue Bonds:
    4.35%, 1996 Series, due June 1, 2026  (1)           $ 7,500         $ 7,500
    5 7/8%, 1993 Series, due October 1, 2033             64,460          64,460
  Pollution Control Refunding Revenue Bonds:
    4.35%, 1997 Series, due July 1, 2027  (2)            27,500          27,500
    4.55%, 1997 Series, due July 1, 2027  (1)            71,000          71,000
    5.40%, 1999 Series, due December 1, 2029  (3)        25,000          25,000

  Notes:
    6.25%, 1998 Series I, due December 15, 2002         100,000         100,000
    6.00%, 1998 Series J, due December 15, 2003         100,000         100,000
    7.23% Senior Notes, Series A, due February 15, 2011  30,000               -
    7.38% Senior Notes, Series B, due February 15, 2011  45,000               -

  Obligation under the Seabrook Unit 1 sale/leaseback
   agreement                                            208,900         209,565
                                                        -------         -------

        Long-Term Debt                                  679,360         605,025

  Unamortized debt discount less premium                    (96)           (169)
                                                        -------         -------
                                                        679,264         604,856

Less:
     Current portion included in Current Liabilities    100,000               -
     Investment-Seabrook Lease Obligation Bonds          80,707          82,635
                                                        -------         -------

         Net Long-Term Debt                            $498,557        $522,221
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

On February 15, 2001, UIL Holdings issued and sold $75 million of Senior Notes to several institutional investors in a private sale. The issue was composed of two series: 7.23% Senior Notes, Series A, due February 15, 2011, in the principal amount of $30 million, and 7.38% Senior Notes, Series B, due February 15, 2011, in the principal amount of $45 million. Under the Senior Notes, Series A, UIL Holdings is required to prepay the principal amount of $4.3 million each February 15th, beginning on February 15, 2005 and ending on February 15, 2010. Interest due under the Senior Notes is payable semi-annually on February 15th and August 15th. The net proceeds of the sale were used to repay short-term debt of UIL Holdings.

On February 1, 2002, the interest rate on $27.5 million principal amount of Pollution Control Refunding Revenue Bonds, 1997 Series, due July 1, 2027, issued by the Business Finance Authority (BFA) of the State of New Hampshire was reset from 4.35% to 3.75%. The new interest rate will remain in effect for a two-year period through January 31, 2004. UI is obligated, under its borrowing agreement with the BFA, to pay the interest on the Bonds. Interest is payable semi-annually on August 1 and February 1.

                            UIL HOLDINGS CORPORATION

The expenses to issue long-term debt are deferred and amortized over the life of the respective debt issue.

Maturities and mandatory redemptions/repayments are set forth below:

                      2002         2003         2004         2005         2006
                      ----         ----         ----         ----         ----
                                          (In Thousands)
Maturities         $100,000     $100,000        $ -         $4,286       $4,286

(C)  RATE-RELATED REGULATORY PROCEEDINGS

On December 31, 1996, the Connecticut Department of Public Utility Control
(DPUC) completed a financial and operational review of UI and ordered a five-year incentive retail rates regulation plan for the years 1997 through 2001 (the Rate Plan). The Rate Plan accelerated the amortization and recovery of regulatory assets if UI's common stock equity return on regulated utility investment exceeded 10.5% after recording the amortization. UI's authorized return on regulated utility common stock equity during the period was 11.5%. Earnings above 11.5%, on an annual basis, were utilized one-third for customer bill reductions, one-third to accelerate amortization of regulatory assets, and one-third retained as earnings.

The Rate Plan included a provision that it could be reopened and modified upon the enactment of electric utility restructuring legislation in Connecticut. On October 1, 1999, the DPUC issued a decision establishing UI's standard offer customer rates, commencing January 1, 2000, at a level 10% below 1996 rates, as directed by the Restructuring Act described in detail below. These standard offer customer rates superseded the rates that were included in the Rate Plan. The decision also reduced the required amount of accelerated amortization of assets in 2000 and 2001. Under this 1999 decision, all other components of the 1996 Rate Plan remained in effect through 2001.

On February 13, 2001, the Connecticut Attorney General and the Office of Consumer Counsel petitioned the DPUC to initiate a proceeding and hold a hearing concerning the need to decrease UI's rates by reason of UI having earned a return on regulated common equity more than 1% above the authorized level of 11.5% for at least six consecutive months. The DPUC docketed such a proceeding and, by a letter dated July 3, 2001, stated its intention to combine a full review of UI's retail rates (a Rate Case) in the same docket as the overearnings proceeding. Following hearings on August 8, 2001 and August 27, 2001, the DPUC issued a final decision on October 31, 2001 holding that as a result of the earnings sharing mechanism embedded in UI's Rate Plan, UI's customers have directly benefited when UI has earned over its 11.5% authorized return on regulated common equity during the Rate Plan period. Because the earnings sharing mechanism was scheduled to end, with the Rate Plan, on December 31, 2001, the DPUC ordered that the earnings sharing mechanism be extended effective January 1, 2002 until the conclusion of the Rate Case proceeding. The DPUC's decision also found that UI's earnings are not expected to exceed 11.5% in 2002, but that just and reasonable rates for UI at this point in time can only be determined in the full Rate Case proceeding. UI filed Rate Case schedules in November 2001, together with supporting pre-filed sworn written testimony. DPUC hearings have been scheduled for March and April 2002. UI anticipates a final decision in the Rate Case proceeding by mid-2002.

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

                            UIL HOLDINGS CORPORATION

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

Under the Restructuring Act, all Connecticut electricity customers are able to choose their power supply providers. Through December 31, 2003, UI is required to offer fully bundled retail service to its customers under a regulated "standard offer" rate to each customer who does not choose an alternate power supply provider, even though UI is no longer in the business of retail power generation. UI is also required under the Restructuring Act to provide back-up power supply service to customers whose alternate power supply provider fails to provide power supply services for reasons other than the customers' failure to pay for such services.

On December 28, 1999, UI entered into agreements with Enron Power Marketing, Inc. (EPMI), a subsidiary of Enron Corp. (Enron), Houston, Texas, for the supply of all of the power needed by UI to meet its standard offer obligations at fixed prices until the end of the four-year standard offer period on December 31, 2003. On December 2, 2001, Enron, and many of its subsidiaries, including EPMI, commenced bankruptcy proceedings seeking protection from their creditors while they attempt to reorganize under federal bankruptcy law. This action by EPMI was an event of default under its agreements with UI and effective January 1, 2002, UI terminated all of its agreements with EPMI. On December 28, 2001, UI entered into an agreement with Virginia Electric and Power Company for the supply of all of UI's standard offer generation service needs from January 1, 2002 through December 31, 2003.

The Restructuring Act requires that, in order for UI to recover any stranded costs, it must attempt to divest its ownership interests in its nuclear-fueled power plants prior to 2004. On October 1, 1998, in its "unbundling plan" filing with the DPUC under the Restructuring Act, and in other regulatory dockets, UI stated that it planned to divest its nuclear generation ownership and leasehold interests (17.5% of Seabrook Station in New Hampshire and 3.685% of Millstone Unit 3 in Connecticut) by the end of 2003, in accordance with the Restructuring Act. The sale of UI's ownership in Millstone Unit 3 was consummated on March 31, 2001. UI's share of the proceeds from the sale, including nuclear fuel, was $34.4 million. There was no direct impact on UI's financial results, and net-of-tax proceeds from the sale that were in excess of the market value of the plant, as set by the DPUC, were credited to reduce stranded cost rate base. That amount is approximately $15.3 million and is subject to true-up by the DPUC. On December 15, 2000, UI and The Connecticut Light and Power Company filed with the DPUC for approval of their plan to divest their respective interests in Seabrook Station by an auction process. On October 10, 2001, the DPUC issued its final decision approving the plan with certain modifications. The New Hampshire Public Utilities Commission, in coordination with the DPUC, has retained an investment banking firm as the exclusive financial advisor to conduct the auction of Seabrook Station, which is expected to be completed around the end of 2002.

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

                            UIL HOLDINGS CORPORATION

(D)  RESTRUCTURING

UI is currently undergoing a workforce restructuring and process redesign in order to align more properly its services and costs. As part of this effort, UI undertook an involuntary severance and enhanced retirement benefit program (Program) under which 28 employees had received or were scheduled to receive benefits as of December 31, 2001. In 2001, UI accrued and expensed $4.1 million associated with the Program as an operation and maintenance expense. Of this amount, $1.7 million represented severance payments and $2.4 million represented curtailment gains and losses associated with UI's pension and post-retirement benefit plans. As of December 31, 2001, UI had an accrued liability of $0.6 million under the Program.

(E)  SHORT-TERM CREDIT ARRANGEMENTS

UIL Holdings has a money market loan arrangement with JPMorgan Chase Bank. This is an uncommitted short-term borrowing arrangement under which JPMorgan Chase Bank may make loans to UIL Holdings for fixed maturities from one day up to six months. JPMorgan Securities, Inc. acts as an agent and sells the loans to investors. The fixed interest rates on the loans are determined based on conditions in the financial markets at the time of each loan. As of December 31, 2001, UIL Holdings had no loans outstanding under this arrangement.

UIL Holdings has a revolving credit agreement with a group of banks, which extends to August 1, 2002. The borrowing limit of this facility is $70 million. The facility permits UIL Holdings to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits UIL Holdings to borrow money for fixed periods of time specified by UIL Holdings at fixed interest rates determined by the Eurodollar interbank market in London (LIBOR). If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of UIL Holdings and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to UIL Holdings under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of December 31, 2001, UIL Holdings had $18.0 million in short-term borrowings outstanding under this facility.

Xcelecom has a revolving working capital credit agreement with a bank. This agreement provides for a $25 million revolving working capital facility, available to meet working capital needs and to support standby letters of credit issued by Xcelecom in the normal course of its business. This agreement also provides for the payment of interest at a rate, at the option of Xcelecom, based on the bank's prime interest rate or LIBOR. As of December 31, 2001, the outstanding balance on this facility was $12.9 million. In addition, Xcelecom had outstanding standby letters of credit of $4.3 million at December 31, 2001.

APS has a $10 million revolving credit agreement with a bank that will expire on June 28, 2002. This agreement is available for working capital needs, acquisition of fixed assets and investments in acquired companies. The terms of this agreement allow APS to select the interest rate on its short-term borrowings based on either the bank's prime interest rate or LIBOR. As of December 31, 2001, APS had $0.7 million in short-term borrowings outstanding under this agreement.

                            UIL HOLDINGS CORPORATION

Information with respect to short-term borrowings of UIL Holdings, Xcelecom and APS are as follows:

                                                 2001        2000       1999
                                                 ----        ----       ----
                                                        (In Thousands)
UIL HOLDINGS
------------
Maximum aggregate principal amount of
  short-term borrowings outstanding
  at any month-end                             $129,000   $114,000     $80,000
Average aggregate short-term borrowings
  outstanding during the year*                  $43,421    $42,511     $45,300
Weighted average interest rate*                     5.8%       7.2%        5.5%
Principal amounts outstanding at year-end       $18,000   $109,000     $17,000
Annualized interest rate on principal amounts
  outstanding at year-end                           2.9%       7.6%        7.0%
Fees*                                              $297       $386        $291

XCELECOM
--------
Maximum aggregate principal amount of
  short-term borrowings outstanding
  at any month-end                              $13,800          -           -
Average aggregate short-term borrowings
  outstanding during the year*                   $7,746          -           -
Weighted average interest rate*                     3.3%         -           -
Principal amounts outstanding at year-end       $12,930          -           -
Annualized interest rate on principal amounts
  outstanding at year-end                           2.7%         -           -
Fees*                                               $25          -           -

APS
---
Maximum aggregate principal amount of
  short-term borrowings outstanding
  at any month-end                                 $824       $500      $6,287
Average aggregate short-term borrowings
  outstanding during the year*                     $143        $29      $2,557
Weighted average interest rate*                     5.1%       9.7%        8.6%
Principal amounts outstanding at year-end          $685        $ -         $ -
Annualized interest rate on principal amounts
  outstanding at year-end                           4.8%         -           -
Fees*                                               $36        $11         $ -

*Average short-term borrowings represent the sum of daily borrowings outstanding, weighted for the number of days outstanding and divided by the number of days in the period. The weighted average interest rate is determined by dividing interest expense by the amount of average borrowings. Fees are excluded from the calculation of the weighted average interest rate.

                    UIL HOLDINGS CORPORATION

(F) INCOME TAXES

                                                                  2001           2000           1999
                                                                  ----           ----           ----
                                                                            (In Thousands)
Income tax expense consists of:
Income tax provisions:
  Current
             Federal                                              $ 55,706       $ 31,650      $ 91,247
             State                                                  11,196          6,679        23,891
                                                               ------------   ------------   -----------
                Total current                                       66,902         38,329       115,138
                                                               ------------   ------------   -----------
  Deferred
             Federal                                               (14,083)         9,152       (39,767)
             State                                                  (3,970)         1,283       (13,004)
                                                               ------------   ------------   -----------
                Total deferred                                     (18,053)        10,435       (52,771)
                                                               ------------   ------------   -----------

  Investment tax credits                                              (658)          (735)         (467)
                                                               ------------   ------------   -----------

     Total income tax expense                                     $ 48,191       $ 48,029      $ 61,900
                                                               ============   ============   ===========

Income tax components charged as follows:
  Operating tax expense                                           $ 52,368       $ 52,298      $ 65,042
  Nonoperating tax expense                                          (4,177)        (4,269)       (3,142)
                                                               ------------   ------------   -----------

     Total income tax expense                                     $ 48,191       $ 48,029      $ 61,900
                                                               ============   ============   ===========


The following table details the components of the
 deferred income taxes:
     Gain on sale of utility property                             $ (9,680)           $ -     $ (70,573)
     Seabrook sale/leaseback transaction                            (2,546)        (2,599)          (69)
     Pension benefits                                                  729          6,878         4,192
     Accelerated depreciation                                       (2,891)        (3,006)        4,996
     Tax depreciation on unrecoverable plant investment                202            235         5,902
     Unit overhaul and replacement power costs                         939            326         1,523
     Conservation and load management                                 (107)          (107)       (2,181)
     Displaced worker protection costs                                (333)          (909)        2,329
     Bond redemption costs                                          (1,026)          (585)       (1,014)
     Cancelled nuclear project                                        (467)          (467)         (467)
     Restructuring costs                                              (538)         1,132           490
     Regulatory deferrals                                              804          9,210             -
     Other - net                                                    (3,139)           327         2,101
                                                               ------------   ------------   -----------

Deferred income taxes - net                                       $(18,053)      $ 10,435     $ (52,771)
                                                               ============   ============   ===========

                            UIL HOLDINGS CORPORATION

Total income taxes differ from the amounts computed by applying the federal statutory tax rate to income before taxes. The reasons for the differences are as follows:

                                                             2001             2000             1999
                                                             ----             ----             ----
                                                                          (In Thousands)
Computed tax at federal statutory rate                     $37,654           $38,075         $39,943
Increases (reductions) resulting from:
  Deferred return-Seabrook Unit 1                                -                 -           4,405
  ITC taken into income                                       (658)             (735)           (467)
  Allowance for equity funds used during construction         (393)             (402)           (201)
  Fossil plant decommissioning reserve                           -                (4)            (92)
  Amortization of regulatory asset                          14,000            14,433           7,922
  Book depreciation in excess of non-normalized
   tax depreciation                                         (3,445)           (3,565)          5,654
  State income taxes, net of federal income tax benefits     4,697             5,176           7,076
  Other items - net                                         (3,664)           (4,949)         (2,340)
                                                           -------           -------          -------

       Total income tax expense                            $48,191           $48,029         $61,900
                                                            ======            ======          ======

Book income before income taxes                           $107,554          $108,786        $114,124
                                                           =======           =======         =======

Effective income tax rates                                   44.8%             44.1%           54.2%
                                                             =====             =====           =====

At December 31, 2001, UIL Holdings had deferred tax liabilities for taxable temporary differences of $310 million and deferred tax assets for deductible temporary differences of $88 million, resulting in a net deferred tax liability of $222 million. Significant components of deferred tax liabilities and assets were as follows: tax liabilities on book/tax plant basis differences and on the cumulative amount of income taxes on temporary differences previously flowed through to ratepayers, $175 million; tax liabilities on normalization of book/tax depreciation timing differences, $113 million and tax assets on the disallowance of plant costs, $35 million.

                     UIL HOLDINGS CORPORATION

(G)  SUPPLEMENTARY INFORMATION

                                                            2001            2000              1999
                                                            ----            ----              ----
                                                                       (In Thousands)
OPERATING REVENUES
------------------

Utility
     Retail                                                 $ 627,178       $ 602,347         $ 639,596
     Wholesale                                                 61,570          67,990            24,334
     Proceeds from Millstone Unit 3 settlement                      -          14,960                 -
     Other                                                     26,070          19,394            16,045
Non-utility business unit revenues
     American Payment Systems                                  58,649          37,940            35,595
     Xcelecom                                                 312,556         138,267            35,423
     Other/Eliminations                                          (177)            (43)             (263)
                                                        --------------  --------------    --------------

          Total Operating Revenues                         $1,085,846       $ 880,855         $ 750,730
                                                        ==============  ==============    ==============

SALES BY CLASS(MEGAWATT-HOURS) - UNAUDITED
------------------------------------------

    Retail
     Residential                                            2,119,976       2,056,366         2,053,927
     Commercial                                             2,476,027       2,403,212         2,388,240
     Industrial                                             1,082,394       1,146,295         1,161,856
     Other                                                     46,073          47,852            48,027
                                                        --------------  --------------    --------------
                                                            5,724,470       5,653,725         5,652,050
    Wholesale                                               2,030,365       2,237,805         1,009,866
                                                        --------------  --------------    --------------
          Total Sales by Class                              7,754,835       7,891,530         6,661,916
                                                        ==============  ==============    ==============

DEPRECIATION AND AMORTIZATION
-----------------------------

    Utility property, plant, and equipment                   $ 25,549        $ 24,575          $ 53,347
    Non-utility business property, plant and equipment          3,878           3,278             3,689
    Nuclear Decommissioning                                     3,384           3,986             4,004
                                                        --------------  --------------    --------------
          Total Depreciation                                   32,811          31,839            61,040
                                                        --------------  --------------    --------------
    Amortization of goodwill                                    4,456           1,439                 -
    Amortization of nuclear plant regulatory assets            27,650           2,851            22,636
    Amortization of purchase power contracts                   26,115          26,744                 -
    Amortization of other regulatory assets                     3,924           5,668                 -
    Amortization of cancelled plant                             1,172           1,172             1,172
    Amortization of deferred return                                 -               -            12,586
                                                        --------------  --------------    --------------
          Total Amortization                                   63,317          37,874            36,394
                                                        --------------  --------------    --------------
          Total Depreciation and Amortization                $ 96,128        $ 69,713          $ 97,434
                                                        ==============  ==============    ==============

                     UIL HOLDINGS CORPORATION

(G)  SUPPLEMENTARY INFORMATION

                                                            2001            2000              1999
                                                            ----            ----              ----
                                                                       (In Thousands)

TAXES - OTHER THAN INCOME TAXES
-------------------------------

        Connecticut gross earnings                           $ 26,661        $ 23,715          $ 24,518
        Local real estate and personal property                12,334          13,939            17,745
        Payroll taxes                                           6,154           5,402             4,877
                                                        --------------  --------------    --------------
          Total Taxes - Other than Income Taxes              $ 45,149        $ 43,056          $ 47,140
                                                        ==============  ==============    ==============

OTHER INCOME, NET
-----------------

     Interest income                                            $ 692         $ 1,723           $ 1,801
     Allowance for funds used during construction               1,913           2,609             2,235
     Equity earnings from Connecticut Yankee                      288           1,913                36
     Miscellaneous other income and (deductions) - net          3,495          (2,906)              849
                                                        --------------  --------------    --------------
          Total Other Income, net                             $ 6,388         $ 3,339           $ 4,921
                                                        ==============  ==============    ==============

OTHER INTEREST, NET
-------------------

     Notes Payable                                            $ 2,507         $ 3,078           $ 2,662
     Other                                                      2,347           2,175             2,265
                                                        --------------  --------------    --------------
          Total Other Interest, net                           $ 4,854         $ 5,253           $ 4,927
                                                        ==============  ==============    ==============

                     UIL HOLDINGS CORPORATION

(H)  PENSION AND OTHER BENEFITS

UI's qualified pension plan covers substantially all of its employees, the employees of UIL Holdings and APS, and certain management employees of Xcelecom and UCI. UI also has a non-qualified supplemental plan for certain executives and a non-qualified retiree only plan for certain early retirement benefits. The net pension expense (income) for these plans for 2001, 2000 and 1999 was $0.8 million, $(14.7) million, and $(8.0) million, respectively.

Funding policy for the qualified plan is to make annual contributions that satisfy the minimum funding requirements of ERISA but that do not exceed the maximum deductible limits of the Internal Revenue Code. These amounts are determined each year as a result of an actuarial valuation of the plan. No contributions were made in 1999. In 2000, $2.5 million was contributed for 1999 funding requirements. In 2001, $2.6 million was contributed for 2000 funding requirements. UI has established a supplemental retirement benefit trust and through this trust purchased life insurance policies on officers of UI to fund the future liability under the supplemental plan. The cash surrender value of these policies is included in Other Property and Investments on the Consolidated Balance Sheet.

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

For funding purposes, UI established a Voluntary Employees' Benefit Association Trust (VEBA) to fund OPEB for UI's union employees. Approximately 45% of UI's employees are represented by Local 470-1, Utility Workers Union of America, AFL-CIO, for collective bargaining purposes. UI established a 401(h) account in connection with the qualified pension plan to fund OPEB for UI's non-union employees who retire on or after January 1, 1994. The funding policy assumes contributions to these trust funds to be the total OPEB expense calculated under SFAS No. 106, adjusted to reflect a share of amounts expensed as a result of voluntary early retirement programs minus pay-as-you-go benefit payments for pre-January 1, 1994 non-union retirees, allocated in a manner that minimizes current income tax liability, without exceeding maximum tax deductible limits. In accordance with this policy, UI did not make contributions to the union VEBA in 2001, 2000 and 1999. UI did not make a contribution to the 401(h) account in 2001 or 1999. UI contributed $0.2 million to the 401(h) account in 2000. Plan assets for both the union VEBA and 401(h) account consist primarily of equity and fixed-income securities.

The following table represents the change in benefit obligation, change in plan assets and the respective funded status of UI's pension and postretirement plans as of December 31, 2001 and 2000.

                     UIL HOLDINGS CORPORATION

                                                                     AT DECEMBER 31,
                                                   PENSION BENEFITS                OTHER POST-RETIREMENT BENEFITS
                                                 2001             2000                  2001               2000
                                                 ----             ----                  ----               ----
                                                                        (In Thousands)
CHANGE IN BENEFIT OBLIGATION
     Benefit obligation at beginning of year  $233,840         $232,392               $32,710           $31,591
     Service cost                                4,415            4,052                   477               442
     Interest cost                              17,241           16,669                 2,385             2,336
     Amendments                                      -            8,698                     -                 -
     Actuarial (gain) loss                      13,591           (6,476)                1,034               910
     Curtailment                                (1,418)               -                    94                 -
     Special termination benefits                1,149                -                    40                 -
     Settlement                                 (2,346)               -                     -                 -
     Benefits paid (including expenses)        (18,480)         (21,495)               (2,553)           (2,569)
                                               -------         --------                ------           -------
     Benefit obligation at end of year        $247,992         $233,840               $34,187           $32,710
                                               =======          =======                ======            ======

CHANGE IN PLAN ASSETS
     Fair value of plan assets at beginning
       of year                                $247,040         $277,987               $20,534           $20,681
     Actual return on plan assets              (19,299)         (12,109)                  749             1,615
     Employer contributions                      5,085            2,657                   597               807
     Benefits paid (including expenses)        (20,826)         (21,495)               (2,553)           (2,569)
                                               -------         --------                ------           -------
     Fair value of plan assets at end of year $212,000         $247,040               $19,327           $20,534
                                               =======          =======                ======            ======

Funded Status at December 31:
     Projected benefits (less than) greater
       than plan assets                        $35,992         $(13,200)              $14,860           $12,176
     Unrecognized prior service cost           (10,026)         (11,553)                 (258)             (280)
     Unrecognized transition asset               3,687            4,741               (10,936)          (12,345)
     Unrecognized net gain (loss) from
       past experience                         (32,362)          21,717                 2,547             5,464
                                              --------          -------                ------            ------
     Accrued benefit obligation               $ (2,709)         $ 1,705               $ 6,213           $ 5,015
                                               =======           ======                ======            ======

The following actuarial assumptions were
 used in calculating the benefit obligations
 at December 31:
     Discount rate                               7.25%            7.50%                 7.25%             7.50%
     Average wage increase                       4.50%            4.50%                 4.50%             4.50%
     Health care cost trend rate                   N/A              N/A                 5.50%             5.50%

                            UIL HOLDINGS CORPORATION

     The components of net periodic benefit cost are:

                                                         FOR THE YEAR ENDED DECEMBER 31,
                                             PENSION BENEFITS                OTHER POST-RETIREMENT BENEFITS
                                           2001             2000                  2001               2000
                                           ----             ----                  ----               ----
                                                                 (In Thousands)
Components of net periodic benefit cost:
     Service cost                         $4,415          $ 4,052                  $477             $ 442
     Interest cost                        17,241           16,669                 2,385             2,336
     Expected return on plan assets      (22,821)         (29,735)               (1,860)           (2,227)
     Amortization of:
        Prior service costs                1,172              876                    11                11
        Transition obligation (asset)     (1,054)          (1,054)                1,090             1,089
        Actuarial (gain) loss               (424)          (5,471)                 (518)             (687)
     Settlements and curtailments          2,256               -                    210                -
                                          ------              ---                  ----               ---
     Net periodic benefit cost             $ 785         $(14,663)               $1,795             $ 964
                                            ====          =======                 =====              ====


The following actuarial assumptions were
used in calculating net periodic benefit
cost:
     Discount rate                         7.25%            7.50%                 7.25%             7.50%
     Average wage increase                 4.50%            4.50%                 4.50%             4.50%
     Return on plan assets                 9.50%           11.00%                 9.50%            11.00%
     Health care cost trend rate            N/A              N/A                  5.50%             5.50%

A one percentage point change in the assumed health care cost trend rate would have the following effects:

                                                1% INCREASE         1% DECREASE
                                                -----------         -----------
                                                         (In Thousands)
Aggregate service and interest cost components       $388               $(317)

Accumulated postretirement benefit obligation      $3,799             $(3,161)

UI has a 401(k)/Employee Stock Ownership Plan (KSOP) in which substantially all of its employees, the employees of UIL Holdings and APS, and certain management employees of Xcelecom and UCI, are eligible to participate. The KSOP enables employees to defer receipt of up to 15% of their compensation and to invest such funds in a number of investment alternatives. Matching contributions are made to the KSOP, in the form of UIL Holdings' common stock, based on each employee's salary deferrals in the KSOP. The matching contribution currently equals fifty cents for each dollar of the employee's compensation deferred, but is not more than 3 3/8% of the employee's annual salary. Matching contributions to the KSOP during 2001, 2000 and 1999 were $1.6 million, $1.8 million and $1.5 million, respectively.

UIL Holdings pays dividends on the shares of stock in the KSOP to the participant and UIL Holdings receives a tax deduction for the dividends paid. Contributions are made to the KSOP equal to 25% of the dividends paid to each participant. Annual contributions during 2001, 2000 and 1999 were $295,000, $293,000 and, $319,000 respectively.

Xcelecom's subsidiaries make contributions to union-administered benefit funds, which cover the majority of the subsidiaries' union employees. Governmental regulations require that, in the event of plan termination or employer withdrawal, an employer may be liable for a portion of the plan's unfunded vested benefits, if any. Xcelecom is not aware of any liabilities resulting from unfunded vested benefits related to union-administered benefit plans. Xcelecom does not anticipate withdrawal from the plans, nor is Xcelecom aware of any expected plan terminations.

                            UIL HOLDINGS CORPORATION

Non-union employees at each of the Xcelecom subsidiaries participate in profit sharing, 401(k) or other retirement plans that were in place at the time of the acquisition of the subsidiary by Xcelecom. Employees at the Xcelecom corporate level participate in both the UI qualified pension plan and the UI KSOP.

In December of 2001, Xcelecom established the Xcelecom, Inc. 401(k) Plan. It is Xcelecom's intention to merge each of the separate subsidiary non-union retirement plans into this single company-wide plan in a staged manner. Beginning on January 1, 2002, Xcelecom non-union employees in subsidiaries merged into this plan are eligible to participate upon completing six months of service and attaining age twenty-one. Participants become vested in matching contributions immediately upon entry into the plan.

Certain of Xcelecom's subsidiaries maintain separate defined contribution employee retirement plans that have not yet been merged into Xcelecom's 401(k) Plan. These plans are open to certain employees after various lengths of service. Employee contributions and employer matching contributions occur at different rates, and the matched portions of the funds vest over a period of years. Contributions for the profit sharing portion of the Plans are generally at the discretion of the individual subsidiary.

(I)  JOINTLY-OWNED PLANT

At December 31, 2001, UI had the following interests in a jointly-owned plant:

                                  OWNERSHIP/
                                  LEASEHOLD         PLANT           ACCUMULATED
                                    SHARE         INVESTMENT (1)    DEPRECIATION
                                 -------------    ----------        ------------
                                                           (In Millions)
 Seabrook Unit 1                    17.5%              $654               $197

(1) Of the plant investment amount, $456 million for Seabrook Unit 1 is reflected on the Consolidated Balance Sheet as a regulatory asset.

UI's share of the operating costs of Seabrook Unit 1 is included in the appropriate expense captions in the Consolidated Statement of Income.

(J)  UNAMORTIZED CANCELLED NUCLEAR PROJECT

From December 1984 through December 1992, UI had been recovering its investment in Seabrook Unit 2, a partially constructed nuclear generating unit that was cancelled in 1984, over a regulatory approved ten-year period without a return on its unamortized investment. In the 1992 rate decision, the DPUC adopted a proposal by UI to write off its remaining investment in Seabrook Unit 2, beginning January 1, 1993, over a 24-year period, corresponding with the flowback of certain Connecticut Corporation Business Tax (CCBT) credits. Such decision will allow UI to retain the Seabrook Unit 2/CCBT amounts for ratemaking purposes, with the accumulated CCBT credits not deducted from rate base during the 24-year period of amortization in recognition of a longer period of time for amortization of the Seabrook Unit 2 balance. As a result of reducing its remaining unamortized investment in Seabrook Unit 2 with proceeds from the sale of certain Seabrook Unit 2 equipment, UI expects to completely amortize its unamortized investment in 2007.

(K)  LEASE OBLIGATIONS

UIL Holdings and its wholly-owned direct and indirect subsidiaries have lease arrangements for data processing equipment, office equipment, vehicles and office space, including the lease of a distribution service facility, which is recognized as a capital lease. The gross amount of assets recorded under the capital lease and the related obligation of

                            UIL HOLDINGS CORPORATION
this lease as of December 31, 2001 are recorded on the Consolidated Balance Sheet. The Seabrook sale/leaseback transaction is being treated as a long-term financing.

Future minimum lease payments under the capital lease are estimated to be as follows:

                                                          (In Thousands)

        2002                                                   $1,696
        2003                                                    1,696
        2004                                                   16,000 (1)
        2005                                                        -
        2006                                                        -
        After 2006                                                  -
                                                               ------
 Total minimum capital lease payments                          19,392
       Less:  Amount representing interest                      3,666
                                                                -----
 Present value of minimum capital lease payments              $15,726
                                                               ======

(1)  Represents anticipated buyout option payment.

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

Operating leases, which are charged to operating expense, consist principally of lease of office space and facilities and a wide variety of equipment. The most significant operating lease is that of UI's corporate headquarters. The future minimum lease payments under these operating leases is estimated to be as follows:

                            (In Thousands)

      2002                      $10,355
      2003                       11,037
      2004                       10,807
      2005                       11,302
      2006                       10,521
      2007 - after               71,965
                                 ------
        Total                  $125,987
                                =======

Rental payments charged to operating expenses in 2001, 2000 and 1999, including rental payments for its corporate headquarters, were $13.0 million, $11.3 million and $11.0 million, respectively.

                            UIL HOLDINGS CORPORATION

(L)  COMMITMENTS AND CONTINGENCIES

CAPITAL EXPENDITURE PROGRAM (UNAUDITED)

UIL Holdings' 2002-2006 estimated capital expenditure program, excluding UI's allowance for funds used during construction, is budgeted as follows:

                                     2002    2003      2004     2005     2006    Total
                                     ----    ----      ----     ----     ----    -----
                                                       (In Thousands)
UI Distribution and Transmission   $68,243 $54,076   $35,846  $26,354  $22,427  $206,946
                                    ------  ------    ------   ------   ------   -------

United Resources, Inc. (URI)
    Xcelecom                        39,838   5,898     9,433   10,395   10,321    75,885
    American Payment Systems        31,751   9,846    11,925   12,794    8,627    74,943
    United Capital Investments       1,450     890       250        -        -     2,590
                                  -------- -------   -------   ------   ------   -------
         Total URI                  73,039  16,634    21,608   23,189   18,948   153,418
                                  -------- -------   -------   ------   ------   -------

Total UIL Holdings                $141,282 $70,710   $57,454  $49,543  $41,375  $360,364
                                   =======  ======    ======   ======   ======   =======

Note: Any nuclear fuel capital expenditures made during 2002 will be recovered through the sale of UI's interest in Seabrook Station, expected to be completed around the end of 2002. These expenditures are not included above.

       2002 expenditures for URI include estimates for acquisitions and investments similar to those previously completed. There is no guarantee that such acquisitions or investments will take place, and none are forecast beyond 2002.

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

The Nuclear Regulatory Commission requires each operating nuclear generating unit to obtain property insurance coverage in a minimum amount of $1.06 billion and to establish a system of prioritized use of the insurance proceeds in the event of a nuclear incident. The system requires that the first $1.06 billion of insurance proceeds be used to stabilize the nuclear reactor to prevent any significant risk to public health and safety and then for decontamination and cleanup operations. Only following completion of these tasks would the balance, if any, of the segregated insurance proceeds become available to the unit's owners. For the one operating nuclear generating unit in which UI has an interest, UI is required to pay its ownership and leasehold share of the cost of purchasing such insurance. Although this unit has purchased $2.75 billion of property insurance coverage, representing the limits of coverage

                            UIL HOLDINGS CORPORATION
currently available from conventional nuclear insurance pools, the cost of a nuclear incident could exceed available insurance proceeds. Under those circumstances, the nuclear insurance pools that provide this coverage may levy assessments against the insured owner companies if pool losses exceed the accumulated funds available to the pool. The maximum potential assessments against UI with respect to losses occurring during current policy years are approximately $3.4 million.

OTHER COMMITMENTS AND CONTINGENCIES

                               CONNECTICUT YANKEE

On December 4, 1996, the Board of Directors of the Connecticut Yankee Atomic Power Company (Connecticut Yankee) voted unanimously to retire the Connecticut Yankee nuclear plant (the Connecticut Yankee Unit) from commercial operation. UI has a 9.5% stock ownership share in Connecticut Yankee. The power purchase contract under which UI had purchased its 9.5% entitlement to the Connecticut Yankee Unit's power output permits Connecticut Yankee to recover 9.5% of all of its costs from UI. A decision by the FERC that became effective on August 1, 2000 allows Connecticut Yankee to collect through the power contracts with the unit's owners, the FERC-approved decommissioning costs, other costs associated with the permanent shutdown of the Connecticut Yankee Unit, the unrecovered investment in the Connecticut Yankee Unit, and a return on equity of 6%.

UI's estimate of its remaining share of Connecticut Yankee costs, including decommissioning, less return of investment (approximately $6.3 million) and return on investment (approximately $1.4 million) at December 31, 2001, is approximately $15.0 million. This estimate, which is subject to ongoing review and revision, has been recorded as an obligation with an offsetting regulatory asset of $21.3 million, which includes the $6.3 million return of investment.

                                  HYDRO-QUEBEC

UI is a participant in the Hydro-Quebec transmission intertie facility linking New England and Quebec, Canada. Phase I of this facility, which became operational in 1986 and in which UI has a 5.45% participating share, has a 690 megawatt equivalent generation capacity value; and Phase II, in which UI has a 5.45% participating share, increased the equivalent generation capacity value of the intertie from 690 megawatts to a maximum of 2000 megawatts in 1991. UI is obligated to furnish a guarantee for its participating share of the debt financing for the Phase II facility. As of December 31, 2001, UI's guarantee liability for this debt was approximately $5.0 million.

                            CROSS SOUND CABLE PROJECT

United Capital Investments (UCI), an indirect wholly-owned subsidiary of UIL Holdings, has a 25% interest ($0.9 million investment) in Cross-Sound Cable Company, LLC, which proposes to install, own and operate a 330-megawatt merchant transmission line connecting Connecticut and Long Island under Long Island Sound. UCI is obligated to furnish a direct guarantee for its participating share of the debt financing during construction of this project. Under a separate agreement, UIL Holdings is an indirect guarantor of the obligation of UCI. As of December 31, 2001, UCI's guarantee liability for this debt was approximately $7.9 million. This project has been opposed by a number of public officials and private groups who have participated actively in governmental permitting proceedings relative to the project. In December 2001, the Connecticut Department of Environmental Protection (CTDEP) issued a notice of intent to grant a permit for the project. A final decision from the CTDEP is expected in the first quarter of 2002. In January 2002, the Connecticut Siting Council (CSC) approved a permit application for siting the cable; but the Connecticut Attorney General and the City of New Haven have appealed the CSC's decision to the Connecticut Superior Court. UCI management believes that the CSC decision will be upheld on appeal, although there can be no assurance that it will. In addition, a permit application for siting the cable is pending before the United States Army Corps of Engineers. A final decision on this application is also anticipated in the first quarter of 2002.

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

             SITE DECONTAMINATION, DEMOLITION AND REMEDIATION COSTS

UI has estimated that the total cost of decontaminating and demolishing its Steel Point Station and completing requisite environmental remediation of the site will be approximately $11.3 million, of which approximately $8.7 million had been incurred as of December 31, 2001, and that the value of the property following remediation will not exceed $6.0 million. As a result of a 1992 DPUC retail rate decision, beginning January 1, 1993, UI has been recovering through retail rates $1.075 million of the remediation costs per year. The remediation costs, property value and recovery from customers will be subject to true-up in UI's pending Rate Case proceeding, based on actual remediation costs and actual gain on UI's disposition of the property.

Concurrent with the closing of Steel Point Station, a new East Main Street Station was created to replace it. The East Main Street Station cost $11.1 million, of which $10.6 million is reimbursable from the City of Bridgeport. UI expects that the receivable will be collectible from the City of Bridgeport through anticipated redevelopment grants or similar funding by the State of Connecticut.

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

UI closed on the sale of its Bridgeport Harbor Station and New Haven Harbor Station generating plants in compliance with Connecticut's electric utility industry restructuring legislation on April 16, 1999. Environmental assessments performed in connection with the marketing of these plants indicate that substantial remediation expenditures will be required in order to bring the plant sites into compliance with applicable minimum Connecticut environmental standards. The purchaser of the plants has agreed to undertake and pay for the remediation of the purchased properties. With respect to the portion of the New Haven Harbor Station site that UI has retained, UI has performed an additional environmental investigation. That investigation has refined what UI knows about the site conditions; and UI is in the process of evaluating what steps may be necessary to remediate the retained portion of the site in compliance with governing requirements. At this time, UI is unable to estimate the scope or the cost of the remediation that will be required.

The owner of a parcel of property in Derby, Connecticut, has notified UI that the owner is remediating soil contamination of the property by fuel oil, which contamination the owner has asserted resulted from activities conducted on the property when it was owned by UI during the period 1961 to 1976. Based on its own investigation

                            UIL HOLDINGS CORPORATION
to date, UI has advised the owner that UI has no responsibility for the alleged soil contamination. The Connecticut Department of Environmental Protection is remediating a migration of fuel oil contamination from a neighboring parcel of property into the adjacent Housatonic River. If UI or regulatory agencies determine that UI is responsible for the costs of these remediation activities, UI may experience substantial costs, although no estimate of potential costs is currently available.

(M)  NUCLEAR FUEL DISPOSAL AND NUCLEAR PLANT DECOMMISSIONING

Costs associated with nuclear plant operations include amounts for disposal of nuclear wastes, including spent fuel, and for the ultimate decommissioning of the plants. Under the Nuclear Waste Policy Act of 1982, the federal Department of Energy (DOE) is required to design, license, construct and operate a permanent repository for high level radioactive wastes and spent nuclear fuel. The Act requires the DOE to provide for the disposal of spent nuclear fuel and high level radioactive waste from commercial nuclear plants through contracts with the owners and generators of such waste; and the DOE has established disposal fees that are being paid to the federal government by electric utilities owning or operating nuclear generating units. In return for payment of the prescribed fees, the federal government was required to take title to and dispose of the utilities' high level wastes and spent nuclear fuel beginning no later than January 1998. However, the DOE has announced that its first high level waste repository will not be in operation earlier than 2010 and that, absent a repository, the DOE has no statutory obligation to begin taking high level wastes and spent nuclear fuel for disposal by January 1998. However, numerous utilities and states have obtained a judicial declaration that the DOE has a statutory responsibility to take title to and dispose of high level wastes and spent nuclear fuel beginning in January 1998, and that the contracts between the DOE and the plant owners and generators of such waste will provide a potentially adequate remedy to owners and generators in monetary damages for breach of the contracts. The DOE is contesting these judicial declarations; and it is unclear at this time whether the United States Congress will enact legislation to address spent fuel/high level waste disposal issues.

Until the federal government begins receiving such materials, nuclear generating units will need to retain high level wastes and spent nuclear fuel on-site or make other provisions for their storage. Storage facilities for the Connecticut Yankee Unit, which has been retired from commercial operation, are deemed adequate. Storage facilities for Seabrook Station are projected to be adequate until 2008, and modifications to the facilities could expand their storage capabilities to accommodate the spent fuel from a limited number of additional operating cycles. However, facilities for the dry storage of spent fuel are projected to be needed before the end of the current licensed life of the Seabrook plant if a DOE permanent repository does not become available.

Disposal costs for low-level radioactive wastes (LLW) that result from operation or decommissioning of nuclear generating units decreased in 1999, as a result of negotiations between the generators of such wastes and the owners of licensed disposal facilities. Currently, the Chem Nuclear LLW facility at Barnwell, South Carolina, is open to the Connecticut Yankee Unit and Seabrook Station for disposal of LLW. The Envirocare LLW facility at Clive, Utah, is also open to these generating plants for portions of their LLW. Both plants have contracts in place for LLW disposal at these disposal facilities.

In the event access to LLW disposal facilities is interrupted, Seabrook Station has on-site storage capability for at least five years. The Connecticut Yankee Unit, which has been retired from commercial operation, has a similar storage program, although disposal of its LLW is taking place in connection with its decommissioning.

The State of New Hampshire has not met deadlines for compliance with the Low-Level Radioactive Waste Policy Act and has stated that the state is unsuitable for a LLW disposal facility. Connecticut, New Jersey and South Carolina have formed the Atlantic Compact, which should ensure that the Connecticut Yankee Unit will have access to the Chem Nuclear LLW facility at Barnwell, South Carolina, through the end of their decommissioning.

                            UIL HOLDINGS CORPORATION

Nuclear Regulatory Commission licensing requirements and restrictions are also applicable to the decommissioning of nuclear generating units at the end of their service lives, and the NRC has adopted comprehensive regulations concerning decommissioning planning, timing, funding and environmental reviews. UI and the other owners of the nuclear generating units in which UI has interests estimate decommissioning costs for the units and attempt to recover sufficient amounts through their allowed electric rates, together with earnings on the investment of funds so recovered, to cover expected decommissioning costs. Changes in NRC requirements or technology, as well as inflation, can increase estimated decommissioning costs.

New Hampshire has enacted a law requiring that the funds required to finance the decommissioning of nuclear generating units in that state be managed by the State Treasurer. The New Hampshire Nuclear Decommissioning Financing Committee
(NDFC) has established $584.7 million (in 2002 dollars) as the decommissioning cost estimate for Seabrook Station, of which UI's share would be approximately $102.3 million. This estimate assumes the prompt removal and dismantling of the unit at the end of its estimated 36-year energy producing life. Monthly decommissioning payments are being made to the state-managed decommissioning trust fund. UI's share of the decommissioning payments made during 2001 was $3.3 million. UI's share of the fund at December 31, 2001 was approximately $26.3 million.

Connecticut has enacted a law requiring the operators of nuclear generating units to file periodically with the DPUC their plans for financing the decommissioning of the units in that state. As of January 1, 2000, the estimate of future decommissioning costs to be incurred subsequent to that date for the Connecticut Yankee Unit, assuming the prompt removal and dismantling of the unit, was $393.3 million. As of December 31, 2001, $135.3 million of this amount had been expended for decommissioning. The projected remaining decommissioning cost is $258.0 million, of which UI's share is $24.5 million. For UI's 9.5% equity ownership in Connecticut Yankee, decommissioning costs of $1.6 million were funded by UI during 2001, and UI's share of the fund at December 31, 2001 was $27.0 million.

On April 19, 2000, the DPUC approved UI's plan for divesting its ownership interest in Millstone Unit 3 by participating in an auction process for all three of the generating units at Millstone Station, which was concluded on August 7, 2000 when Dominion Resources, Inc. (Dominion) agreed to purchase Millstone Units 1 and 2, and 93.47% of Millstone Unit 3. The sale was consummated on March 31, 2001. UI's share of the Millstone Unit 3 decommissioning payments made during 2001 was $1.2 million. UI's share of the fund at March 31, 2001 was $8.5 million. This balance was transferred to Dominion on that date, along with the decommissioning obligation; and UI has paid Dominion an additional $0.2 million as a final adjustment due under the Purchase and Sale Agreement.

(N)  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of UIL Holdings' financial instruments are as follows:

                                        2001                       2000
                                        ----                       ----
                               CARRYING       FAIR         CARRYING      FAIR
                                AMOUNT        VALUE         AMOUNT       VALUE
                               --------       -----        --------      -----
                                  (In Thousands)              (In Thousands)
Unrestricted cash and temporary
 cash investments                $29,500     $29,500        $14,237      $14,237

Long-term debt (1)(2)(3)        $470,460    $475,372       $395,460     $384,838

(1)  Excludes the obligation under the Seabrook Unit 1 sale/leaseback agreement.
(2) The fair value of UIL Holdings' long-term debt is estimated by investment bankers based on market conditions at December 31, 2001 and 2000, respectively.
(3)  See Note (B), "Capitalization - Long-Term Debt."

                            UIL HOLDINGS CORPORATION

(O)  QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for 2001 and 2000 are set forth below:

                  OPERATING       OPERATING       NET      EARNINGS PER SHARE OF
QUARTER           REVENUES         INCOME        INCOME       COMMON STOCK(1)
-------           ---------       ---------      ------    ---------------------
                               (In Thousands)                  Basic   Diluted
                                                               -----   -------
2001
----
 First Quarter    $242,198         $28,846       $9,476        $0.67     $0.67
 Second Quarter    262,509          36,955       15,220         1.08      1.08
 Third Quarter     313,613          53,439       24,929         1.77      1.76
 Fourth Quarter    267,526          25,465        9,738         0.69      0.68

2000
----
 First Quarter    $204,240         $38,099      $16,865        $1.20     $1.20
 Second Quarter    194,804          43,389       17,796         1.26      1.26
 Third Quarter     247,054          49,961       19,707         1.40      1.40
 Fourth Quarter    234,757          18,497        6,389         0.46      0.46

                              --------------------

(1) Based on weighted average number of shares outstanding each quarter.

                            UIL HOLDINGS CORPORATION

(P)  SEGMENT INFORMATION

UIL Holdings has two reportable operating segments, UI, its regulated electric utility business engaged in the purchase, transmission, distribution and sale of electricity, and Xcelecom, its non-utility, indirect, wholly-owned subsidiary, which provides specialized contracting services in the electrical, communications and data network infrastructure industries. Revenues from inter-segment transactions are not material. All of UIL Holdings' revenues are derived in the United States.

The following table reconciles certain segment information with that provided in UIL Holdings' Consolidated Financial Statements. In the table, Other includes the information for the remainder of UIL Holdings' non-utility businesses and inter-segment eliminations.

                                           2001          2000
                                           ----          ----
Total Assets                                 (In Thousands)
------------
    Utility                            $1,536,802    $1,602,327
    Xcelecom -Non-utility business        180,794       136,951
    Other                                 146,335       129,276
                                       ----------    ----------
       Total UIL Holdings              $1,863,931    $1,868,554
                                        =========     =========

                                           2001          2000           1999
                                           ----          ----           ----
Revenues from External Customers                    (In Thousands)
--------------------------------
    Utility                              $714,818       $704,691      $679,975
    Xcelecom -Non-utility business        312,556        138,267        35,423
    Other                                  58,472         37,897        35,332
                                      -----------       --------      --------
       Total UIL Holdings              $1,085,846       $880,855      $750,730
                                        =========        =======       =======

                                           2001          2000           1999
                                           ----          ----           ----
Income (Loss) before Income Taxes                    (In Thousands)
---------------------------------
    Utility                               $102,971       $108,039      $117,902
    Xcelecom -Non-utility business          10,869          3,944        (4,805)
    Other                                   (6,286)        (3,197)        1,027
                                         ---------      ---------     ---------
       Total UIL Holdings                 $107,554       $108,786      $114,124
                                           =======        =======       =======

PRICEWATERHOUSECOOPERS
-------------------------------------------------------------------------------
                                        PRICEWATERHOUSECOOPERS LLP
                                        1301 Avenue of the Americas
                                        New York NY  10019-6013
                                        Telephone (646) 471 4000
                                        Facsimile (646) 394 5324




                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and the Shareholders of UIL Holdings Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of UIL Holdings Corporation and its subsidiaries (the "Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP


January 28, 2002
New York, NY

PRICEWATERHOUSECOOPERS
-------------------------------------------------------------------------------
                                        PRICEWATERHOUSECOOPERS LLP
                                        1301 Avenue of the Americas
                                        New York NY  10019-6013
                                        Telephone (646) 471 4000
                                        Facsimile (646) 394 5324




                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and the Shareholders of UIL Holdings Corporation:

Our audits of the consolidated financial statements referred to in our report dated January 28, 2002 appearing in the 2001 Annual Report on Form 10-K also included an audit of the financial statement schedule on page S-1 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP



January 28, 2002
New York, NY

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Not Applicable

                                    PART III

Item 10.  Directors and Executive Officers.

The information appearing under the captions "NOMINEES FOR ELECTION AS DIRECTORS" AND "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in UIL Holdings Corporation's (UIL Holdings') definitive Proxy Statement, dated April 5, 2002 for the Annual Meeting of the Shareowners to be held on May 15, 2002, which Proxy Statement will be filed with the Securities and Exchange Commission on or about April 5, 2002, is incorporated by reference in partial answer to this item. See also "EXECUTIVE OFFICERS", following Part I, Item 4 herein.

Item 11.  Executive Compensation.

The information appearing under the captions "EXECUTIVE COMPENSATION," "OPTIONS/SAR GRANTS IN LAST FISCAL YEAR," "STOCK OPTION EXERCISES IN 2001 AND YEAR-END OPTION VALUES," "RETIREMENT PLANS," "BOARD OF DIRECTORS COMPENSATION AND EXECUTIVE DEVELOPMENT COMMITTEE REPORT ON EXECUTIVE COMPENSATION," "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION," "DIRECTOR COMPENSATION" and "SHAREOWNER RETURN PRESENTATION" in UIL Holdings' definitive Proxy Statement, dated April 5, 2002, for the Annual Meeting of the Shareowners to be held on May 15, 2002, which Proxy Statement will be filed with the Securities and Exchange Commission on or about April 5, 2002, is incorporated by reference in answer to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information appearing under the captions "PRINCIPAL SHAREOWNERS" and "STOCK OWNERSHIP OF DIRECTORS AND OFFICERS" in UIL Holdings' definitive Proxy Statement, dated April 5, 2002 for the Annual Meeting of the Shareowners to be held on May 15, 2002, which Proxy Statement will be filed with the Securities and Exchange Commission on or about April 5, 2002, is incorporated by reference in answer to this item.

Item 13.  Certain Relationships and Related Transactions.

Under a lease agreement dated May 7, 1991, The United Illuminating Company (UI) leased its corporate headquarters offices in New Haven from Connecticut Financial Center Associates Limited Partnership (CFCALP). CFCALP is a limited partnership controlled by the David T. Chase family, including Arnold L. Chase, a Director of UIL Holdings since June 28, 1999, and members of his immediate family. During 2001, UI's lease payments to CFCALP totaled $7.6 million.

A subsidiary of United Resources, Inc., United Capital Investments, Inc. (UCI), has invested $3.75 million to purchase a minority ownership interest in Gemini Networks, Inc. (Gemini). Gemini proposes to develop, build and operate an open-access, hybrid fiber coaxial communications network serving business and residential customers in the Northeastern United States. Gemini is a corporation controlled by the David T. Chase family; and Arnold L. Chase is the President and a Director of Gemini.

Since January 1, 2001, there has been no other transaction, relationship or indebtedness of the kinds described in Item 404 of Regulation S-K.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a) The following documents are filed as a part of this report:

      Financial Statements (see Item 8):

         Consolidated statement of income for the years ended December 31, 2001, 2000 and 1999

         Consolidated statement of cash flows for the years ended December 31, 2001, 2000 and 1999

         Consolidated balance sheet, December 31, 2001 and 2000

         Consolidated statement of changes in shareholders' equity for the years ended December 31, 2001, 2000 and 1999

         Notes to consolidated financial statements

         Report of independent accountants


      Financial Statement Schedule (see S-1)

         Schedule II - Valuation and qualifying accounts for the years ended December 31, 2001, 2000 and 1999.

Exhibits:

Pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, certain of the following listed exhibits, which are annexed as exhibits to previous statements and reports filed by UIL Holdings Corporation (Commission File Number 1-5995) (UIL) and/or The United Illuminating Company (Commission File Number 1-6788) (UI), are hereby incorporated by reference as exhibits to this report. Such statements and reports are identified by reference numbers as follows:

(1) Filed with UI and UIL Quarterly Report (Form 10-Q) for fiscal quarter ended September 30, 2000.

(2) Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended September 30, 2001.

(3)  Filed with UI Registration Statement No. 33-40169, effective August 12,
     1991.

(4)  Filed with UI Registration Statement No. 33-35465, effective August 1,
     1990.

(5)  Filed with UI Registration Statement No. 2-57275, effective October 19,
     1976.

(6) Filed with UI Annual Report (Form 10-K) for fiscal year ended December 31, 1995.

(7) Filed with UI Annual Report (Form 10-K) for fiscal year ended December 31, 1996.

(8)  Filed with UI Registration Statement No. 2-60849, effective July 24, 1978.

(9) Filed with UI Annual Report (Form 10-K) for fiscal year ended December 31, 1991.

(10) Filed with UI Registration Statement No. 2-54876, effective November 19, 1975.

(11) Filed with UI Quarterly Report (Form 10-Q) for fiscal quarter ended June 30, 1997.

(12) Filed with UI Annual Report (Form 10-K) for fiscal year ended December 31, 1997.

(13) Filed with UI Annual Report (Form 10-K) for fiscal year ended December 31, 1998.

(14) Filed with UI Annual Report (Form 10-K) for fiscal year ended December 31, 1999.

(15) Filed with UI Quarterly Report (Form 10-Q) for fiscal quarter ended September 30, 1997.

(16) Filed with UI Quarterly Report (Form 10-Q) for fiscal quarter ended March 31, 1998.

(17) Filed with UI Quarterly Report (Form 10-Q) for fiscal quarter ended June 30, 2001.

(18) Filed with UI Quarterly Report (Form 10-Q) for fiscal quarter ended June 30, 1999.

(19) Filed with UI Annual Report (Form 10-K) for fiscal year ended December 31, 2000.

The exhibit number in the statement or report referenced is set forth in the parenthesis following the description of the exhibit. Those of the following exhibits not so identified are filed herewith.

Exhibit
 Table        Exhibit      Reference
Item No.        No.           No.                    Description
-------       -------      ---------                 -----------

    (3)         3.1          (1)      Copy of Certificate of Incorporation of UIL Holdings Corporation, as amended through
                                       July 20, 2000.   (Exhibit 3.3)
    (3)         3.2          (2)      Copy of Bylaws of UIL Holdings Corporation, as amended through September 24, 2001.
                                       (Exhibit 3.2a)
    (4)         4.1          (3)      Copy of Indenture, dated as of August 1, 1991, from The United Illuminating Company
                                        to The Bank of New York, Trustee.   (Exhibit 4)
(4),(10)        4.2          (4)      Copy of Participation  Agreement, dated  as of August 1, 1990, among Financial Leasing
                                       Corporation, Meridian  Trust Company, The  Bank of New York and The United Illuminating
                                       Company.   (Exhibits 4(a) through 4(h), inclusive, Amendment Nos. 1 and 2).
   (10)        10.1          (5)      Copy of Stockholder  Agreement, dated as of July 1, 1964, among the various stockholders of Connecticut Yankee Atomic Power Company, including The United Illuminating Company.
                                       (Exhibit 5.1-1)
   (10)        10.2a         (5)      Copy of Power Contract, dated as of July 1, 1964, between Connecticut Yankee Atomic Power
                                       Company and The United Illuminating Company. (Exhibit 5.1-2)
   (10)        10.2b         (6)      Copy of Additional Power Contract, dated as of April 30, 1984, between Connecticut Yankee
                                       Atomic Power Company and The United Illuminating Company.   (Exhibit 10.2f)
   (10)        10.2c         (7)      Copy of 1987 Supplementary Power Contract, dated as of April 1, 1987, supplementing
                                       Exhibits 10.2a and 10.2b.   (Exhibit 10.2c)
   (10)        10.2d         (7)      Copy of 1996 Amendatory Agreement, dated as of December 4, 1996, amending Exhibits
                                       10.2b and 10.2c.   (Exhibit 10.2d)
   (10)        10.2e         (7)      Copy of First Supplement to 1996 Amendatory Agreement, dated as of February 10, 1997,
                                       supplementing Exhibit 10.2d.   (Exhibit 10.2e)
   (10)        10.3          (5)      Copy of Capital Funds Agreement, dated as of September 1, 1964, between Connecticut Yankee
                                       Atomic Power Company and The United Illuminating Company.   (Exhibit 5.1-3)
   (10)        10.4          (8)      Copy of Capital Contributions Agreement, dated October 16, 1967, between The United
                                       Illuminating Company and Connecticut Yankee Atomic Power Company.   (Exhibit 5.1-5)
   (10)        10.5a         (9)      Copy of Agreement for Joint Ownership, Construction and Operation of New Hampshire Nuclear
                                       Units, dated May 1, 1973, as amended to February 1, 1990.  (Exhibit 10.7a)
   (10)        10.5b        (10)      Copy of Transmission Support Agreement, dated as of May 1, 1973, among the Seabrook
                                       Companies. (Exhibit 5.9-2)
   (10)        10.5c         (7)      Copy of Twenty-third Amendment to Agreement for Joint Ownership, Construction and
                                       Operation of New Hampshire Nuclear Units, dated as of November 1, 1990, amending
                                       Exhibit 10.5a.   (Exhibit 10.7c)

Exhibit
 Table        Exhibit      Reference
Item No.        No.           No.                    Description
-------       -------      ---------                 -----------

   (10)        10.6a         (8)      Copy of Transmission Line Agreement, dated January 13, 1966, between the Trustees of the
                                       Property of The New York, New Haven and Hartford Railroad Company and The United
                                       Illuminating Company.   (Exhibit 5.4)
   (10)        10.6b         (9)      Notice, dated April 24, 1978, of The United Illuminating Company's intention to extend term of Transmission Line Agreement dated January 13, 1966, Exhibit 10.6a.
                                       (Exhibit 10.9b)
   (10)        10.6c         (9)      Copy of Letter Agreement, dated March 28, 1985, between The United Illuminating Company and National Railroad Passenger Corporation, supplementing and modifying Exhibit 10.6a.
                                       (Exhibit 10.9c)
   (10)        10.6d        (11)      Copy of Notice, dated April 22, 1997, of The United Illuminating Company's intention to extend term of Transmission Line Agreement, Exhibit 10.6a, as supplemented and modified
                                       by Exhibit 10.6c.   (Exhibit 10.9d)
   (10)        10.7a        (12)      Copy of Agreement, effective May 16, 1997, between The United Illuminating Company and
                                       Local 470-1, Utility Workers Union of America, AFL-CIO.   (Exhibit 10.10)
   (10)        10.7b        (13)      Copy of Memorandum of Agreement, dated January 27, 1999, between The United Illuminating
                                       Company and Local 470-1, Utility Workers Union of America, AFL-CIO.   (Exhibit 10.9b)
   (10)        10.7c        (14)      Copy of Memorandum of Agreement, dated March 5, 1999, between The United Illuminating
                                       Company and Local 470-1, Utility Workers Union of America, AFL-CIO.   (Exhibit 10.9c)
   (10)        10.8a*       (15)      Copy of Amended and Restated Employment Agreement, effective as of March 1, 1997, between
                                       The United Illuminating Company and Robert L. Fiscus.   (Exhibit 10.23)
   (10)        10.8b*       (16)      Copy of First Amendment to Amended and Restated Employment Agreement between The United
                                       Illuminating Company and Robert L. Fiscus, dated as of February 1, 1998. (Exhibit 10.14a)
   (10)        10.9a*       (15)      Copy of Employment Agreement, dated as of March 1, 1997, between The United Illuminating
                                       Company and Charles J. Pepe.   (Exhibit 10.31)
   (10)        10.9b*       (14)      Copy of First Amendment to Employment Agreement between The United Illuminating Company and
                                       Charles J. Pepe, dated as of December 13, 1999.   (Exhibit 10.19b*)
   (10)        10.9c*       (17)      Copy of Third Amendment to Employment Agreement between The United Illuminating Company and
                                       Charles J. Pepe, dated as of June 1, 2001. (Exhibit 10.11c*)
   (10)        10.10a*      (16)      Copy of Employment Agreement, dated as of February 23, 1998, between The United
                                       Illuminating Company and Nathaniel D. Woodson.   (Exhibit 10.28)
   (10)        10.10b*      (14)      Copy of First Amendment to Employment Agreement between The United Illuminating Company and
                                       Nathaniel D. Woodson, dated as of December 13, 1999.   (Exhibit 10.20b*)
   (10)        10.11a*      (16)      Copy of The United Illuminating Company Phantom Stock Option Agreement, dated as of
                                       February 23, 1998, between The United Illuminating Company and Nathaniel D. Woodson.
                                       (Exhibit 10.29)
   (10)        10.11b*       (1)      Copy of First Amendment, made as of the close of business on July 20, 2000, to The United
                                       Illuminating Company Phantom Stock Option Agreement, dated as of February 28, 1998,
                                        between The United Illuminating Company and Nathaniel D. Woodson.   (Exhibit 10.21b+)
   (10)        10.12*        (1)      Copy of Employment Agreement, made as of June 12, 2000, between The United Illuminating
                                       Company and Gregory E. Sages.   (Exhibit 10.28+)

Exhibit
 Table        Exhibit      Reference
Item No.        No.           No.                    Description
-------       -------      ---------                 -----------

   (10)        10.13*        (1)      Copy of Employment Agreement, made as of June 26, 2000, between The United Illuminating
                                       Company and Susan E. Allen.   (Exhibit 10.29+)
   (10)        10.14*        (1)      Copy of Resolution adopted by the Board of Directors of The United Illuminating Company on
                                       June 26, 2000, and effective at the close of business on July 20, 2000, amending Section 7 of each of the Employment Exhibits 10.8a*, 10.9a*, 10.10a*, 10.12 and 10.13.
                                       (Exhibit 10.30+)
   (10)        10.15*                 Copy of Employment Agreement, made as of May 1, 2001, between United Capital Investments,
                                       Inc. and Richard J. Nicholas.
   (10)        10.16a*       (7)      Copy of The United Illuminating Company 1990 Stock Option Plan, as amended on December 20,
                                       1993, January 24, 1994 and August 22, 1994.   (Exhibit 10.18*)
   (10)        10.16b*       (1)      Copy of First Amendment to The United Illuminating Company 1990 Stock Option Plan, as
                                       previously amended through August 22, 1994, effective immediately prior to the close of
                                         business on July 20, 2000.   (Exhibit 10.23b+)
   (10)        10.17a*      (18)      Copy of The United Illuminating Company 1999 Stock Option Plan.   (Exhibit 10.29)
   (10)    10.16c*, 10.17b*  (1)      Copy of Instrument of Assumption of Stock Option Plans, made as of July 21, 2000, between
                                       UIL Holdings Corporation and The United Illuminating Company, with respect to Exhibits
                                       10.15a*, 10.15b*, and 10.16a*.   (Exhibit 10.23c+ and 10.24a+)
   (10)        10.18*        (2)      Copy of UIL Holdings Corporation Change In Control Severance Plan (As Amended and Restated
                                       Effective September 24, 2001).   (Exhibit 10.21+)
   (10)        10.19*       (19)      Copy of Non-Employee  Directors' Common Stock and Deferred Compensation Plan of UIL
                                       Holdings Corporation, as amended through December 31, 2000.
   (10)        10.20*        (1)      Copy of UIL Holdings Corporation Non-Employee Directors Change in Control Severance Plan.
                                       (Exhibit 10.32+)
   (21)        21                     List of subsidiaries of UIL Holdings Corporation.

----------------------------------------
*Management contract or compensatory plan or arrangement.

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

                            UIL HOLDINGS CORPORATION



                            By      /s/ Nathaniel D. Woodson
                              ----------------------------------
                                   Nathaniel D. Woodson
                              Chairman of the Board of Directors,
                             President and Chief Executive Officer

DATE:  MARCH 11, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                                       TITLE                                DATE
     ---------                                       -----                                ----
                                            Director, Chairman of the
                                            Board of Directors, President
 /s/ Nathaniel D. Woodson                   and Chief Executive Officer             March 11, 2002
-------------------------------------
   (Nathaniel D. Woodson)
(Principal Executive Officer)



                                            Director, Vice Chairman of the
                                            Board of Directors and
 /s/ Robert L. Fiscus                       Chief Financial Officer                 March 11, 2002
-------------------------------------
   (Robert L. Fiscus)
(Principal Financial and
   Accounting Officer)



 /s/ John F. Croweak                        Director                                March 11, 2002
-------------------------------------
   (John F. Croweak)



 /s/ F. Patrick McFadden, Jr.               Director                                March 11, 2002
-------------------------------------
   (F. Patrick McFadden, Jr.)



 /s/ Betsy Henley-Cohn                      Director                                March 11, 2002
-------------------------------------
   (Betsy Henley-Cohn)



 /s/ James A. Thomas                        Director                                March 11, 2002
-------------------------------------
   (James A. Thomas)



 /s/ David E.A. Carson                      Director                                March 11, 2002
-------------------------------------
   (David E.A. Carson)



 /s/ John L. Lahey                          Director                                March 11, 2002
-------------------------------------
   (John L. Lahey)



 /s/ Marc C. Breslawsky                     Director                                March 11, 2002
-------------------------------------
   (Marc C. Breslawsky)

     SIGNATURE                                       TITLE                                DATE
     ---------                                       -----                                ----


 /s/ Thelma R. Albright                     Director                                March 11, 2002
-------------------------------------
   (Thelma R. Albright)



 /s/ Arnold L. Chase                        Director                                March 11, 2002
-------------------------------------
   (Arnold L. Chase)



 /s/ Daniel J. Miglio                       Director                                March 11, 2002
-------------------------------------
   (Daniel J. Miglio)



 /s/ William F. Murdy                       Director                                March 11, 2002
-------------------------------------
   (William F. Murdy)


                                 THE UNITED ILLUMINATING COMPANY
                            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             FOR THE YEAR ENDED DECEMBER 31, 2001 AND 2000
                                       (Thousands of Dollars)


             COL. A.                          COL. B.             COL. C                COL. D.        COL. E.
             -------                          -------             ------                -------        -------
                                                                 Additions
                                                         ---------------------------
                                            Balance at    Charged to     Charged to                  Balance at
                                             Beginning    Costs and        Other                        End
         Classification                      of Period    Expenses        Accounts    Deductions      of Period
----------------------------------           ---------    --------        --------    ----------     ----------
RESERVE DEDUCTION FROM
  ASSETS TO WHICH IT APPLIES:

   Reserve for uncollectible
   accounts (consolidated):
                                     2001     $ 2,569      $ 6,721           $ -        $ 6,268 (A)   $ 3,022
                                     2000     $ 2,308      $ 5,790           $ -        $ 5,529 (A)   $ 2,569


   Reserve for uncollectible
   accounts (American Payment
   Systems, agent collections (B)):
                                     2001       $ 206        $ 545           $ -          $ 398 (A)     $ 353
                                     2000       $ 170        $ 408           $ -          $ 372 (A)     $ 206



NOTE:
(A)  Accounts written off, less recoveries.
(B)  Included in consolidated amounts above.