Form 10-Q
period 2002-03-31
UIL HOLDINGS CORP
filed 2002-05-14
CIK 1082510

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

The number of shares outstanding of the issuer's only class of common stock, as of April 30, 2002, was 14,454,353.

                                      INDEX

                           PART I. FINANCIAL INFORMATION

                                                                      PAGE
                                                                     NUMBER
                                                                     ------

Item 1.  Financial Statements.                                          3

         Consolidated Statement of Income for the three months
          ended March 31, 2002 and 2001.                                3
         Consolidated Statement of Comprehensive Income for the
          three months ended March 31, 2002 and 2001.                   3
         Consolidated Balance Sheet as of March 31, 2002 and
          December 31, 2001.                                            4
         Consolidated Statement of Cash Flows for the three months
          ended March 31, 2002 and 2001.                                6

         Notes to Consolidated Financial Statements.                    7
           -   Statement of Accounting Policies                         7
           -   Capitalization                                           8
           -   Rate-Related Regulatory Proceedings                      9
           -   Short-term Credit Arrangements                          11
           -   Income Taxes                                            12
           -   Supplementary Information                               13
           -   Commitments and Contingencies                           15
               -  Capital Expenditure Program                          15
               -  Nuclear Insurance Contingencies                      15
               -  Other Commitments and Contingencies                  15
                  -  Connecticut Yankee                                15
                  -  Hydro-Quebec                                      16
                  -  Cross Sound Cable Project                         16
                  -  Environmental Concerns                            16
                  -  Site Decontamination, Demolition and
                      Remediation Costs                                16
           -   Nuclear Fuel Disposal and Nuclear Plant Decommissioning 17
           -   Segment Information                                     18

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                    19

           -   Major Influences on Financial Condition                 19
           -   Capital Expenditure Program                             21
           -   Liquidity and Capital Resources                         21
           -   Subsidiary Operations                                   23
           -   Results of Operations                                   24
           -   Looking Forward                                         30

Item 3.  Quantitative and Qualitative Disclosure About Market Risk     34


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.                             35

         SIGNATURES                                                    36

               PART 1: FINANCIAL INFORMATION
               ITEM 1: FINANCIAL STATEMENTS

                 UIL HOLDINGS CORPORATION
             CONSOLIDATED STATEMENT OF INCOME
           (THOUSANDS EXCEPT PER SHARE AMOUNTS)
                        (UNAUDITED)
                                                                    Three Months Ended
                                                                          March 31,
                                                                   2002              2001
                                                                   ----              ----

OPERATING REVENUES (NOTE G)
  Utility                                                         $ 172,024         $ 165,214
  Non-utility businesses                                             86,311            76,984
                                                              --------------    --------------
       Total Operating Revenues                                     258,335           242,198
                                                              --------------    --------------
OPERATING EXPENSES
  Operation
     Fuel and energy                                                 63,956            68,382
     Operation and maintenance                                      134,950           114,306
  Depreciation and amortization (Note G)                             19,508            19,502
  Taxes - other than income taxes (Note G)                           11,948            11,162
                                                              --------------    --------------
       Total Operating Expenses                                     230,362           213,352
                                                              --------------    --------------
OPERATING INCOME                                                     27,973            28,846
                                                              --------------    --------------

OTHER INCOME (EXPENSE), NET (NOTE G)                                   (209)            1,224
                                                              --------------    --------------

INCOME BEFORE INTEREST CHARGES AND INCOME TAXES                      27,764            30,070
                                                              --------------    --------------

INTEREST CHARGES, NET
  Interest on long-term debt                                         10,828            10,182
  Interest on Seabrook obligation bonds owned by UI                  (1,542)           (1,580)
  Other interest, net (Note G)                                          429             2,000
                                                              --------------    --------------
                                                                      9,715            10,602
  Amortization of debt expense and redemption premiums                  531               550
                                                              --------------    --------------
       Interest Charges, net                                         10,246            11,152
                                                              --------------    --------------

INCOME BEFORE INCOME TAXES                                           17,518            18,918
                                                              --------------    --------------

INCOME TAXES (NOTE F)                                                 7,949             9,442
                                                              --------------    --------------

NET INCOME AND INCOME APPLICABLE TO COMMON STOCK                    $ 9,569           $ 9,476
                                                              ==============    ==============

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC                  14,165            14,084
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED                14,256            14,137

EARNINGS PER SHARE OF COMMON STOCK - BASIC                           $ 0.68            $ 0.67
EARNINGS PER SHARE OF COMMON STOCK - DILUTED                         $ 0.67            $ 0.67

CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                    $ 0.72            $ 0.72


--------------------------------------------------------------------------------

                       UIL HOLDINGS CORPORATION
             CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                       (THOUSANDS OF DOLLARS)
                            (UNAUDITED)
                                                   Three Months Ended
                                                        March 31,
                                                  2002              2001
                                                  ----              ----

NET INCOME                                        $ 9,569           $ 9,476
Other comprehensive income, net of tax:
  Unrealized loss on investment                      (131)                -
                                            --------------    --------------
COMPREHENSIVE INCOME                              $ 9,438           $ 9,476
                                            ==============    ==============

  The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.


                            UIL HOLDINGS CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                             (Thousands of Dollars)

                                                                March 31,           December 31,
                                                                  2002                 2001*
                                                                  ----                 ----
                                                               (Unaudited)
Current Assets
  Unrestricted cash and temporary cash investments               $ 21,997              $ 29,500
  Restricted cash                                                  34,008                56,596
  Utility accounts receivable less allowance
    of $1,500 and $1,500                                           57,673                58,607
  Other accounts receivable less allowance
    of $2,105 and $1,522                                           92,553               105,576
  Settlement assets                                                63,272                47,119
  Unbilled revenues                                                31,624                35,737
  Materials and supplies, at average cost                          14,750                14,528
  Prepayments                                                       4,842                 3,299
  Other                                                             1,641                 1,005
                                                         -----------------     -----------------
     Total Current Assets                                         322,360               351,967
                                                         -----------------     -----------------

Other Property and Investments
  Investment in United Bridgeport Energy facility                  92,509                92,059
  Nuclear decommissioning trust fund assets                        26,743                26,269
  Marketable securities                                               645                 3,954
  Other                                                             5,714                 6,575
                                                         -----------------     -----------------
     Total Other Property and Investments                         125,611               128,857
                                                         -----------------     -----------------
Property, Plant and Equipment at original cost
  In service                                                      922,540               914,085
  Less, accumulated depreciation                                  426,237               420,743
                                                         -----------------     -----------------
                                                                  496,303               493,342
Construction work in progress                                      34,143                32,103
Nuclear fuel                                                       20,974                20,973
                                                         -----------------     -----------------
     Net Property, Plant and Equipment                            551,420               546,418
                                                         -----------------     -----------------

Regulatory Assets (FUTURE AMOUNTS DUE FROM CUSTOMERS
                   THROUGH THE RATEMAKING PROCESS)
  Nuclear plant investments-above market                          472,284               477,396
  Income taxes due principally to book-tax differences             85,936                86,114
  Long-term purchase power contracts-above market                 112,926               112,250
  Connecticut Yankee                                               21,375                21,291
  Unamortized redemption costs                                     20,894                21,172
  Other                                                            46,983                44,752
                                                         -----------------     -----------------
     Total Regulatory Assets                                      760,398               762,975
                                                         -----------------     -----------------

Deferred Charges
  Goodwill                                                         70,196                63,456
  Unamortized debt issuance expenses                                4,932                 5,208
  Other                                                             7,711                 5,050
                                                         -----------------     -----------------
     Total Deferred Charges                                        82,839                73,714
                                                         -----------------     -----------------

     Total Assets                                             $ 1,842,628           $ 1,863,931
                                                         =================     =================
*Derived from audited financial statements

       The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

                             UIL HOLDINGS CORPORATION
                            CONSOLIDATED BALANCE SHEET

                          LIABILITIES AND CAPITALIZATION
                             (Thousands of Dollars)

                                                                March 31,           December 31,
                                                                  2002                  2001*
                                                                   ----                 ----
                                                              (Unaudited)
Current Liabilities
  Notes payable                                                  $ 20,629               $ 33,215
  Current portion of long-term debt                               100,000                100,000
  Accounts payable                                                 30,396                 40,716
  Settlement obligations                                           82,251                 92,348
  Dividends payable                                                10,219                 10,163
  Accrued liabilities                                             101,631                103,374
  Taxes accrued                                                    15,433                  6,373
  Interest accrued                                                 13,063                 11,119
  Obligations under capital leases                                    446                    438
                                                          ----------------       ----------------
          Total Current Liabilities                               374,068                397,746
                                                          ----------------       ----------------

Noncurrent Liabilities
  Purchase power contract obligation                              112,926                112,250
  Nuclear decommissioning obligation                               26,743                 26,269
  Connecticut Yankee contract obligation                           14,969                 14,969
  Long-term notes payable                                          13,204                 12,788
  Obligations under capital leases                                 15,173                 15,288
  Other                                                            13,643                 13,689
                                                          ----------------       ----------------
          Total Noncurrent Liabilities                            196,658                195,253
                                                          ----------------       ----------------

Deferred Income Taxes (FUTURE TAX LIABILITIES OWED
                       TO TAXING AUTHORITIES)                     220,796                221,727
                                                          ----------------       ----------------

Regulatory Liabilities (FUTURE AMOUNTS OWED TO CUSTOMERS
                        THROUGH THE RATEMAKING PROCESS)
  Accumulated deferred investment tax credits                      13,657                 13,764
  Deferred gains on sale of property                               29,989                 29,827
  Customer refund                                                      69                  3,657
  Other                                                             3,840                  3,405
                                                          ----------------       ----------------
           Total Regulatory Liabilities                            47,555                 50,653
                                                          ----------------       ----------------

Commitments and Contingencies (Note L)                                  -                      -
                                                          ----------------       ----------------

Capitalization (Note B)
  Long-term debt
    Long-term debt                                                579,282                579,264
    Investment in Seabrook obligation bonds                       (78,754)               (80,707)
                                                          ----------------       ----------------
      Net long-term debt                                          500,528                498,557
                                                          ----------------       ----------------

  Common Stock Equity
    Common Stock                                                  294,771                291,788
    Paid-in capital                                                 3,346                  2,760
    Unrealized gain on investment                                     388                    519
    Capital stock expense                                          (2,170)                (2,170)
    Unearned employee stock ownership plan equity                  (7,123)                (7,361)
    Retained earnings                                             213,811                214,459
                                                          ----------------       ----------------
          Net Common Stock Equity                                 503,023                499,995

          Total Capitalization                                  1,003,551                998,552
                                                          ----------------       ----------------

          Total Liabilities and Capitalization                $ 1,842,628            $ 1,863,931
                                                          ================       ================
*Derived from audited financial statements

         The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

                            UIL HOLDINGS CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (THOUSANDS OF DOLLARS)

                                                                 Three Months Ended
                                                                      March 31,
                                                               2002              2001
                                                               -----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                   $ 9,569           $ 9,476
                                                          -------------     -------------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                              16,170            19,934
     Deferred income taxes                                      (1,782)          (12,463)
     Deferred investment tax credits - net                        (107)             (155)
     Amortization of nuclear fuel                                1,554               885
     Allowance for funds used during construction                 (677)             (539)
     CTA and SBC regulatory deferral                            (2,789)           (3,224)
     Changes in:
       Accounts receivable - net                                13,956           (42,785)
       Materials and supplies                                     (221)            1,384
       Prepayments                                              (1,543)           (2,744)
       Settlements assets                                      (16,153)                9
       Accounts payable                                        (10,320)          (22,017)
       Interest accrued                                          1,943             4,505
       Taxes accrued                                             9,060            21,916
       Settlements obligations                                 (10,097)            8,422
       Other assets and liabilities                            (11,669)           17,056
                                                          -------------     -------------
     Total Adjustments                                         (12,675)           (9,816)
                                                          -------------     -------------
 NET CASH (USED IN) OPERATING ACTIVITIES                        (3,106)             (340)
                                                          -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuances of:
      Common stock                                               3,588               323
      Long-term debt                                                 -            75,000
   Notes payable                                               (12,170)          (57,490)
   Expenses of issuances                                             -              (825)
   Lease obligations                                              (106)              (98)
   Common stock                                                (10,162)          (10,135)
                                                          -------------     -------------
 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           (18,850)            6,775
                                                          -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Plant expenditures, including nuclear fuel                 (13,178)           (8,336)
    Acquisiton of business, net of cash required                     -            (1,000)
    Investment in debt securities, net                           5,043             1,928
                                                          -------------     -------------
 NET CASH (USED IN) INVESTING ACTIVITIES                        (8,135)           (7,408)
                                                          -------------     -------------

CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD                                      (30,091)             (973)
BALANCE AT BEGINNING OF PERIOD                                  86,096            47,439
                                                          -------------     -------------
BALANCE AT END OF PERIOD                                        56,005            46,466
LESS: RESTRICTED CASH                                           34,008            34,980
                                                          -------------     -------------
BALANCE: UNRESTRICTED CASH AND TEMPORARY CASH INVESTMENTS     $ 21,997          $ 11,486
                                                          =============     =============

CASH PAID DURING THE PERIOD FOR:
   Interest (net of amount capitalized)                        $ 5,976           $ 4,349
                                                          =============     =============
   Income taxes                                                $ 1,600           $ 1,900
                                                          =============     =============


           The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

                            UIL HOLDINGS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

BASIS OF PRESENTATION

The consolidated financial statements of UIL Holdings Corporation (UIL Holdings) and its wholly-owned direct subsidiaries, The United Illuminating Company (UI) and United Resources, Inc. (URI), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). UIL Holdings' Consolidated Financial Statements include the accounts of UIL Holdings and its wholly-owned subsidiaries, UI and URI. Intercompany accounts and transactions have been eliminated in consolidation. The statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results of operations, financial position and cash flows for the periods presented. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. UIL Holdings believes that the disclosures are adequate to make the information presented not misleading. Certain prior year amounts have been reclassified to conform to the current year's presentation. UIL Holdings' Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in UIL Holdings' Annual Report on Form 10-K for the year ended December 31, 2001. Such notes are supplemented as follows:

(A) STATEMENT OF ACCOUNTING POLICIES

NUCLEAR DECOMMISSIONING TRUSTS

External trust funds are maintained to fund the estimated future decommissioning costs of the nuclear generating units in which UI has an ownership interest. These costs are accrued as a charge to depreciation expense over the estimated service lives of the units and are recovered in rates on a current basis. UI paid $0.7 million and $2.0 million into the decommissioning trust fund for Seabrook Unit 1 in the first three months of 2002 and into the decommissioning trust funds for Seabrook Unit 1 and Millstone Unit 3 in the first three months of 2001, respectively.

At March 31, 2002, UI's share of the trust fund balance for Seabrook Unit 1, which included accumulated earnings on the funds, was $26.7 million. This fund balance is included in "Other Property and Investments" and the accrued decommissioning obligation is included in "Noncurrent Liabilities" on the Consolidated Balance Sheet.

IMPAIRMENT OF LONG-LIVED ASSETS

Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 31, 2001, requires the recognition of impairment losses on long-lived assets when the book value of an asset exceeds the sum of the expected future undiscounted cash flows that result from the use of the asset and its eventual disposition. This standard also requires that rate-regulated companies recognize an impairment loss when a regulator excludes all or part of a cost from rates, even if the regulator allows the company to earn a return on the remaining allowable costs. Under this standard, the probability of recovery and the recognition of regulatory assets under the criteria of SFAS No. 71 must be assessed on an ongoing basis. At March 31, 2002 and December 31, 2001, neither UI nor URI had any assets that were impaired under this standard.

COMPREHENSIVE INCOME

Comprehensive income for the three months ended March 31, 2002 included an unrealized pre-tax loss of $217,158, $130,566 (after-tax), on a convertible note held by American Payment Systems (APS). Comprehensive income for the three months ended March 31, 2001 was equal to net income as reported.

                            UIL HOLDINGS CORPORATION

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

The Financial Accounting Standards Board has issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, which was adopted by UIL Holdings on January 1, 2002, UIL Holdings will no longer be amortizing its existing goodwill. At March 31, 2002, goodwill associated with its non-utility businesses was approximately $70.2 million. The elimination of goodwill amortization in 2002 will increase earnings per share by approximately $0.15 compared to 2001. In addition, UIL Holdings will be required to measure goodwill for impairment effective January 1, 2002 as part of the transition provisions. SFAS No. 142 requires goodwill to be allocated to reporting units and measured for impairment under a two-step test. The first step of the test is required to be completed by June 30, 2002 and the second step, if necessary, no later than December 31, 2002. Any impairment resulting from the transition test will be recorded as of January 1, 2002 and will be recognized as a cumulative effect of a change in accounting principle. UIL Holdings does not anticipate that the impairment test results will have a material adverse impact on its financial condition and results of operations.

The Financial Accounting Standards Board has issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement, which is effective for fiscal years beginning after June 15, 2002, requires that an asset retirement obligation be recognized at the time when an entity faces a legal obligation to retire an asset. The asset retirement cost would be capitalized as part of the related long-lived asset and initially measured at fair value and adjusted in subsequent periods when necessary. Upon adoption of the statement, a cumulative effect approach will be used to recognize transition amounts for any existing asset retirement obligations. UIL Holdings has not yet assessed the impact this standard will have on its financial position and results of operations.

(B) CAPITALIZATION

COMMON STOCK

UIL Holdings had 14,418,945 shares of its common stock, without par value, outstanding at March 31, 2002, of which 209,555 shares were unallocated shares held by UI's 401(k)/Employee Stock Ownership Plan (KSOP) and not recognized as outstanding for accounting purposes.

In 1998, UI entered into an arrangement under which it loaned $11.5 million to the KSOP. The trustee for the KSOP used the funds to purchase 328,300 shares of UI common stock in open market transactions. On July 20, 2000, effective with the formation of the holding company structure, unallocated shares held by the KSOP were converted into shares of UIL Holdings' common stock. The shares will be allocated to employees' KSOP accounts, as the loan is repaid, to cover a portion of the required KSOP contributions. The loan will be repaid by the KSOP over a twelve-year period, using employer contributions and UIL Holdings' dividends paid on the unallocated shares of the stock held by the KSOP. As of March 31, 2002, 209,555 shares, with a fair market value of $12.2 million, had been purchased by the KSOP and had not been committed to be released or allocated to KSOP participants.

In 1990, UI's Board of Directors and the shareowners approved a stock option plan for officers and key employees of UI. Effective with the formation of the holding company structure on July 20, 2000, all outstanding options were converted into options to purchase an equivalent number of shares of UIL Holdings' common stock.

On June 28, 1999, UI's shareowners approved a stock option plan for directors, officers and key employees of UI. The plan provides for the awarding of options to purchase up to 650,000 shares of UI's common stock over periods of from one to ten years following the dates when the options are granted. The exercise price of each option cannot be less than the market value of the stock on the date of the grant. Effective with the formation of the holding

                            UIL HOLDINGS CORPORATION
company structure on July 20, 2000, all outstanding options were converted into options to purchase an equivalent number of shares of UIL Holdings' common stock. On March 25, 2002, the Board of Directors recommended to the shareowners that the Plan be amended to increase the maximum number of shares of UIL Holdings' common stock for which stock options may be granted from 650,000 to 1,350,000, and to increase the limit on the number of shares that may be covered by options granted in any one year to any employee from 50,000 to 150,000. Shareowners will vote on this amendment at the UIL Holdings Annual Meeting on May 15, 2002. On March 25, 2002, the Board of Directors granted options to purchase 171,200 shares of stock at an exercise price of $56.605 per share, contingent on shareowner approval of the amendment above.

RETAINED EARNINGS RESTRICTION

The indenture under which UI has issued $200 million principal amount of Notes places limitations on UI relative to the payment of cash dividends on its common stock, which is wholly-owned by UIL Holdings, and the purchase or redemption of said common stock. Retained earnings in the amount of $89.1 million were free from such limitations at March 31, 2002.

LONG-TERM DEBT

On February 1, 2002, the interest rate on $27.5 million principal amount of Pollution Control Refunding Revenue Bonds, 1997 Series, due July 1, 2027, issued by the Business Finance Authority (BFA) of the State of New Hampshire was reset from 4.35% to 3.75%. The new interest rate will remain in effect for a two-year period through January 31, 2004. UI is obligated, under its borrowing agreement with the BFA, to pay the interest on the Bonds. Interest is payable semi-annually on August 1st and February 1st.

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

On February 13, 2001, the Connecticut Attorney General and the Office of Consumer Counsel petitioned the DPUC to initiate a proceeding and hold a hearing concerning the need to decrease UI's rates by reason of UI having earned a return on regulated common equity more than 1% above the authorized level of 11.5% for at least six consecutive months. The DPUC docketed such a proceeding and, by a letter dated July 3, 2001, stated its intention to combine a full review of UI's retail rates (a Rate Case) in the same docket as the overearnings proceeding. Following hearings on August 8, 2001 and August 27, 2001, the DPUC issued a final decision on October 31, 2001 holding that as a result of the earnings sharing mechanism embedded in UI's Rate Plan, UI's customers have directly benefited when UI has earned over its 11.5% authorized return on regulated common equity during the Rate Plan period. Because the earnings sharing mechanism was scheduled to end, with the Rate Plan, on December 31, 2001, the DPUC ordered that the earnings sharing mechanism be extended effective January 1, 2002 until the conclusion of the Rate Case proceeding. The DPUC's decision also found that UI's earnings are not expected to exceed 11.5% in 2002, but

                            UIL HOLDINGS CORPORATION
that just and reasonable rates for UI at this point in time can only be determined in the full Rate Case proceeding. UI filed Rate Case schedules in November 2001, together with supporting pre-filed sworn written testimony. UI proposed no change in base rates for the rate year 2002, and no change in its 11.5% authorized return on equity. In addition, UI proposed a new rate plan for the period from the DPUC's Rate Case decision through 2007 (Proposed Rate Plan), including a change in the earnings sharing mechanism to utilize 50% of earnings, if any, over the authorized return to reduce stranded costs and 50% retained as earnings. Hearings commenced in April 2002 and are scheduled to end in May 2002. UI anticipates a final decision in the Rate Case proceeding by July 2002. The decision is expected to establish UI's rates on a prospective basis and whether to adopt UI's Proposed Rate Plan.

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

The Restructuring Act requires that, in order for UI to recover any stranded costs, it must attempt to divest its ownership interests in its nuclear-fueled power plants prior to 2004. On October 1, 1998, in its "unbundling plan" filing with the DPUC under the Restructuring Act, and in other regulatory dockets, UI stated that it planned to divest its nuclear generation ownership and leasehold interests (17.5% of Seabrook Station in New Hampshire and 3.685% of Millstone Unit 3 in Connecticut) by the end of 2003, in accordance with the Restructuring Act. The sale of UI's ownership in Millstone Unit 3 was consummated on March 31, 2001. On October 10, 2001, the DPUC issued its final decision approving, with certain modifications, the jointly filed plan by The Connecticut Light and Power

                            UIL HOLDINGS CORPORATION

Company and UI to divest their respective interests in Seabrook Station by an auction process. The New Hampshire Public Utilities Commission (NHPUC), in coordination with the DPUC, retained JPMorgan as the exclusive financial advisor to conduct the auction. On April 15, 2002, the NHPUC, in coordination with the DPUC, and JPMorgan announced that an agreement had been reached with an affiliate of FPL Group to purchase 88.2% of Seabrook Station, including UI's ownership and leasehold interests in Units 1 and 2. Proceeds from the sale will be used to terminate UI's obligation under its Seabrook Unit 1 sale/leaseback agreement ($208.9 million), net of UI's investment in Seabrook Lease Obligation Bonds ($78.8 million). UI currently expects that requisite regulatory approvals will be received, and the sale will be consummated around the end of 2002. In compliance with the Restructuring Act, the net-of-tax gain from the sale, after termination of the sale/leaseback agreement, that is in excess of the book value of the plant, as set by the DPUC, based on its estimate of the market value of the plant, must be used to reduce UI's stranded costs. It is currently estimated that the after-tax effect of the sale will reduce UI's stranded costs by approximately $13.1 million, subject to true-up by the DPUC. There will be no direct impact on financial results as a result of the sale at the time of sale. UI will, however, receive no future operating earnings from Seabrook Station after the sale is consummated.

(E) SHORT-TERM CREDIT ARRANGEMENTS

UIL Holdings has a money market loan arrangement with JPMorgan Chase Bank. This is an uncommitted short-term borrowing arrangement under which JPMorgan Chase Bank may make loans to UIL Holdings for fixed maturities from one day up to six months. JPMorgan Securities, Inc. acts as an agent and sells the loans to investors. The fixed interest rates on the loans are determined based on conditions in the financial markets at the time of each loan. As of March 31, 2002, UIL Holdings had no loans outstanding under this arrangement.

UIL Holdings has a revolving credit agreement with a group of banks, which extends to August 1, 2002. The borrowing limit of this facility is $70 million. The facility permits UIL Holdings to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits UIL Holdings to borrow money for fixed periods of time specified by UIL Holdings at fixed interest rates determined by the Eurodollar interbank market in London (LIBOR). If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of UIL Holdings and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to UIL Holdings under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of March 31, 2002, UIL Holdings had $10.0 million in short-term borrowings outstanding under this facility.

Xcelecom has a revolving working capital credit agreement with a bank that will expire on June 28, 2002. This agreement provides for a $25 million revolving working capital facility, available to meet working capital needs and to support standby letters of credit issued by Xcelecom in the normal course of its business. This agreement also provides for the payment of interest at a rate, at the option of Xcelecom, based on the bank's prime interest rate or LIBOR. As of March 31, 2002, the outstanding balance on this facility was $8.1 million. In addition, Xcelecom had outstanding standby letters of credit of $5.1 million at March 31, 2002.

APS has a $10 million revolving credit agreement with a bank that will expire on June 28, 2002. This agreement is available for working capital needs, acquisition of fixed assets and investments in acquired companies. The terms of this agreement allow APS to select the interest rate on its short-term borrowings based on either the bank's prime interest rate or LIBOR. As of March 31, 2002, APS had $1.7 million in short-term borrowings outstanding under this agreement.

                        UIL HOLDINGS CORPORATION

(F) INCOME TAXES
                                                    Three Months Ended
                                                         March 31,
                                                   2002            2001
                                                   ----            ----
                                                      (In Thousands)
Income tax expense consists of:
Income tax provisions:
  Current
             Federal                               $ 7,986        $ 17,857
             State                                   1,852           4,203
                                              -------------   -------------
                Total current                        9,838          22,060
                                              -------------   -------------
  Deferred
             Federal                                (1,158)        (10,082)
             State                                    (624)         (2,381)
                                              -------------   -------------
                Total deferred                      (1,782)        (12,463)
                                              -------------   -------------

  Investment tax credits                              (107)           (155)
                                              -------------   -------------

     Total income tax expense                      $ 7,949         $ 9,442
                                              =============   =============

Income tax components charged as follows:
  Operating tax expense                            $ 8,289         $ 9,454
  Nonoperating tax expense                            (340)            (12)
                                              -------------   -------------

     Total income tax expense                      $ 7,949         $ 9,442
                                              =============   =============

                             UIL HOLDINGS CORPORATION

(G) SUPPLEMENTARY INFORMATION

                                                                Three Months Ended
                                                                     March 31,
                                                               2002             2001
                                                               ----             ----
                                                                  (In Thousands)
OPERATING REVENUES
------------------
Utility
     Retail                                                  $ 147,287        $ 149,347
     Wholesale                                                  17,784           10,616
     Other                                                       6,953            5,251
Non-utility businesses
     American Payment Systems                                   21,750            9,835
     Xcelecom                                                   64,616           67,180
     Other/Eliminations                                            (55)             (31)
                                                        ---------------  ---------------
          Total Operating Revenues                           $ 258,335        $ 242,198
                                                        ===============  ===============

SALES BY CLASS(MEGAWATT-HOURS) - UNAUDITED
------------------------------------------

    Retail
     Residential                                               547,349          553,152
     Commercial                                                579,502          583,524
     Industrial                                                236,861          257,881
     Other                                                      12,885           12,980
                                                        ---------------  ---------------
                                                             1,376,597        1,407,537
    Wholesale                                                  554,375          367,296
                                                        ---------------  ---------------
          Total Sales by Class                               1,930,972        1,774,833
                                                        ===============  ===============


DEPRECIATION AND AMORTIZATION
-----------------------------

    Utility property, plant, and equipment                     $ 6,927          $ 6,461
    Non-utility business property, plant and equipment           1,161              856
    Nuclear decommissioning                                        672              937
                                                        ---------------  ---------------
          Total Depreciation                                     8,760            8,254
                                                        ---------------  ---------------
    Amortization of intangibles                                    436              973
    Amortization of nuclear plant regulatory assets              3,026            2,106
    Amortization of purchase power contracts                     5,921            6,439
    Amortization of other regulatory assets                      1,072            1,437
    Amortization of cancelled plant                                293              293
                                                        ---------------  ---------------
          Total Amortization                                    10,748           11,248
                                                        ---------------  ---------------
          Total Depreciation and Amortization                 $ 19,508         $ 19,502
                                                        ===============  ===============

                             UIL HOLDINGS CORPORATION

(G) SUPPLEMENTARY INFORMATION

                                                                Three Months Ended
                                                                     March 31,
                                                               2002             2001
                                                               ----             ----
                                                                  (In Thousands)
TAXES - OTHER THAN INCOME TAXES
-------------------------------
     Operating:
        Connecticut gross earnings                             $ 6,423          $ 6,003
        Local real estate and personal property                  3,413            3,298
        Payroll taxes                                            2,112            1,861
                                                        ---------------  ---------------
          Total Taxes - Other than Income Taxes               $ 11,948         $ 11,162
                                                        ===============  ===============

OTHER INCOME (EXPENSE), NET
---------------------------

     Interest income                                             $ 159            $ 147
     Allowance for funds used during construction                  677              539
     Equity earnings (loss) from Connecticut Yankee                 84              (37)
     Non-utility business passive income (expense)              (1,473)             955
     Miscellaneous other income and (expense) - net                344             (380)
                                                        ---------------  ---------------
          Total Other Income (expense), net                     $ (209)         $ 1,224
                                                        ===============  ===============

OTHER INTEREST, NET
-------------------

     Notes Payable                                               $ 103          $ 1,582
     Other                                                         326              418
                                                        ---------------  ---------------
          Total Other Interest, net                              $ 429          $ 2,000
                                                        ===============  ===============

                            UIL HOLDINGS CORPORATION

(L) COMMITMENTS AND CONTINGENCIES

CAPITAL EXPENDITURE PROGRAM

UIL Holdings' continuing capital expenditure program is estimated at $357.2 million, excluding UI's allowance for funds used during construction, for 2002 through 2006.

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

UI's estimate of its remaining share of Connecticut Yankee costs, including decommissioning, less return of investment (approximately $6.4 million) and return on investment (approximately $1.4 million) at March 31, 2002, is approximately $15.0 million. This estimate, which is subject to ongoing review and revision, has been recorded

                            UIL HOLDINGS CORPORATION
as an obligation with an offsetting regulatory asset of $21.4 million, which includes the $6.4 million return of investment. UI estimates that the decommissioning will be completed in 2004.

                                  HYDRO-QUEBEC

UI is a participant in the Hydro-Quebec transmission intertie facility linking New England and Quebec, Canada. Phase I of this facility, which became operational in 1986 and in which UI has a 5.45% participating share, has a 690 megawatt equivalent generation capacity value; and Phase II, in which UI has a 5.45% participating share, increased the equivalent generation capacity value of the intertie from 690 megawatts to a maximum of 2000 megawatts in 1991. UI is obligated to furnish a guarantee for its participating share of the debt financing for the Phase II facility. As of March 31, 2002, UI's guarantee liability for this debt was approximately $4.8 million.

                            CROSS SOUND CABLE PROJECT

United Capital Investments (UCI), an indirect wholly-owned subsidiary of UIL Holdings, has a 25% interest in Cross-Sound Cable Company, LLC, which proposes to install, own and operate a 330-megawatt merchant transmission line connecting Connecticut and Long Island under Long Island Sound. UCI is obligated to furnish a direct guarantee for its participating share of the debt financing during construction of this project. Under a separate agreement, UIL Holdings is an indirect guarantor of the obligation of UCI. As of March 31, 2002, UCI's guarantee liability for this debt was approximately $8.6 million. This project has been opposed by a number of public officials and private groups who have participated actively in governmental permitting proceedings relative to the project and have attempted to enact a state statute delaying the project. On March 17, 2002, the Connecticut Department of Environmental Protection issued a permit for the project and, on March 19, 2002, the United States Army Corps of Engineers approved a permit application for siting the cable in the New Haven harbor navigation channel. In January 2002, the Connecticut Siting Council (CSC) approved a permit application for siting the cable; however, the Connecticut Attorney General and the City of New Haven have appealed the CSC's decision to the Connecticut Superior Court. The Superior Court has denied requests filed by both the Attorney General and the City for a stay of the effectiveness of the CSC permit pending a decision on this appeal; and UCI management believes that the CSC decision will be upheld on appeal, although there can be no assurance that it will be upheld. Construction of the transmission line is currently underway, with planned availability during the summer months of 2002.

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

             SITE DECONTAMINATION, DEMOLITION AND REMEDIATION COSTS

UI has estimated that the total cost of decontaminating and demolishing its Steel Point Station and completing requisite environmental remediation of the site will be approximately $11.3 million, of which approximately $8.7 million had been incurred as of March 31, 2002, and that the value of the property following remediation will not exceed $6.0 million. As a result of a 1992 DPUC retail rate decision, beginning January 1, 1993, UI has been recovering through retail rates $1.075 million of the remediation costs per year. The remediation costs, property value and recovery from customers will be subject to true-up in UI's pending Rate Case proceeding, based on actual remediation costs and actual gain on UI's disposition of the property.

                            UIL HOLDINGS CORPORATION

Subsequent to the demolition of Steel Point Station, the adjacent East Main Street Substation was removed at the request of the City of Bridgeport. UI will undertake an environmental subsurface investigation of the former substation site, but potential environmental remediation costs cannot be estimated at this time.

Concurrent with the closing of Steel Point Station, a new East Main Street Station was created to replace it. The East Main Street Station cost $11.1 million, of which $10.6 million is reimbursable from the City of Bridgeport. UI expects that the receivable will be collectible from the City of Bridgeport through anticipated redevelopment grants or similar funding by the State of Connecticut.

UI is in the process of replacing the bulkhead surrounding a site, bordering the Mill River in New Haven, that contains transmission facilities and deactivated generation facilities, at an estimated cost of $13.5 million. Of this amount, $4.2 million represents the portion of the costs to protect UI's transmission facilities and will be capitalized as plant in service; and the remaining estimated cost of $9.3 million has been expensed. UI expects the project to be completed in 2003. UI has conveyed to an unaffiliated entity, Quinnipiac Energy LLC (QE), this entire site, reserving to UI permanent easements for the operation of its transmission facilities on the site. QE will complete the bulkhead replacement project at UI's expense, with UI acting as the project manager. UI has also funded 61% (approximately $1.2 million) of the estimated environmental remediation costs that will be incurred by QE to bring the site into compliance with applicable minimum Connecticut environmental standards. QE intends to reactivate the generation facilities on the site as a merchant electric generating plant.

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

(M) NUCLEAR FUEL DISPOSAL AND NUCLEAR PLANT DECOMMISSIONING

New Hampshire has enacted a law requiring that the funds required to finance the decommissioning of nuclear generating units in that state be managed by the State Treasurer. The New Hampshire Nuclear Decommissioning Financing Committee
(NDFC) has established $584.7 million (in 2002 dollars) as the decommissioning cost estimate for Seabrook Station, of which UI's share would be approximately $102.3 million. This estimate assumes the prompt removal and dismantling of the unit at the end of its estimated 36-year energy producing life. Monthly decommissioning payments are being made to the state-managed decommissioning trust fund. UI's share of the decommissioning payments made during the first three months of 2002 was $0.7 million. UI's share of the fund at March 31, 2002 was approximately $26.7 million.

                            UIL HOLDINGS CORPORATION

On April 15, 2002, the NHPUC, in coordination with the DPUC, and JPMorgan announced that an agreement had been reached with an affiliate of FPL Group to purchase 88.2% of Seabrook Station, including the decommissioning trust funds of the selling owners. The decommissioning funds will be transferred to the buyer at the closing of the sale, along with the decommissioning obligation. UI expects that it will be required to make an additional payment at closing, as a final adjustment to its decommissioning funds.

Connecticut has enacted a law requiring the operators of nuclear generating units to file periodically with the DPUC their plans for financing the decommissioning of the units in that state. As of January 1, 2000, the estimate of future decommissioning costs to be incurred subsequent to that date for the Connecticut Yankee Unit, assuming the prompt removal and dismantling of the unit, was $393.3 million. As of March 31, 2002, $165.8 million of this amount had been expended for decommissioning. The projected remaining decommissioning cost is $227.5 million, of which UI's share is $21.6 million. For UI's 9.5% equity ownership in Connecticut Yankee, decommissioning costs of $0.4 million were funded by UI during the first three months of 2002, and UI's share of the fund at March 31, 2002 was $25.5 million.

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

                                                         MARCH 31, 2002          DECEMBER 31, 2001
                                                         --------------          -----------------
           Total Assets                                              (In Thousands)
           ------------
               Utility                                     $1,529,047                 $1,536,802
               Xcelecom - Non-utility business                177,047                    180,794
               Other                                          136,534                    146,335
                                                    ------------------------------------------------
                  Total - UIL Holdings                     $1,842,628                 $1,863,931
                                                    ================================================

                                                       THREE MONTHS ENDED        THREE MONTHS ENDED
                                                         MARCH 31, 2002            MARCH 31, 2001
                                                         --------------            --------------
           Revenues from External Customers                          (In Thousands)
           --------------------------------
               Utility                                       $172,024                   $165,214
               Xcelecom - Non-utility business                 64,616                     67,180
               Other                                           21,695                      9,804
                                                    -------------------------------------------------
                  Total - UIL Holdings                       $258,335                   $242,198
                                                    =================================================


           Income (Loss) before Income Taxes
           ---------------------------------
               Utility                                        $25,228                    $20,897
               Xcelecom - Non-utility business                 (3,604)                       411
               Other                                           (4,106)                    (2,300)
                                                    -------------------------------------------------
                  Total - UIL Holdings                        $17,518                    $18,918
                                                    =================================================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                     MAJOR INFLUENCES ON FINANCIAL CONDITION

The financial condition of UIL Holdings Corporation (UIL Holdings) will continue to be dependent on the level of the electric utility retail sales of its direct subsidiary, The United Illuminating Company (UI), and on UI's ability to achieve its revenue requirements and to control expenses, as well as on the performance of the businesses of UIL Holdings' non-utility subsidiaries. The two primary factors that affect electric utility sales volume are economic conditions and weather. The principal factors affecting the financial condition of UIL Holdings' operating non-utility subsidiaries, American Payment Systems, Inc. and Xcelecom, Inc., are the pace of technological changes, competition, risks related to management of internal growth, acquisition financing and integration, exposure to downturns in the economy, risks associated with contracts, recoverability and possible impairment of goodwill, and collectibility of receivables.

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

On February 13, 2001, the Connecticut Attorney General and the Office of Consumer Counsel petitioned the DPUC to initiate a proceeding and hold a hearing concerning the need to decrease UI's rates by reason of UI having earned a return on regulated common equity more than 1% above the authorized level of 11.5% for at least six consecutive months. The DPUC docketed such a proceeding and, by a letter dated July 3, 2001, stated its intention to combine a full review of UI's retail rates (a Rate Case) in the same docket as the overearnings proceeding. Following hearings on August 8, 2001 and August 27, 2001, the DPUC issued a final decision on October 31, 2001 holding that as a result of the earnings sharing mechanism embedded in UI's Rate Plan, UI's customers have directly benefited when UI has earned over its 11.5% authorized return on regulated common equity during the Rate Plan period. Because the earnings sharing mechanism was scheduled to end, with the Rate Plan, on December 31, 2001, the DPUC ordered that the earnings sharing mechanism be extended effective January 1, 2002 until the conclusion of the Rate Case proceeding. The DPUC's decision also found that UI's earnings are not expected to exceed 11.5% in 2002, but that just and reasonable rates for UI at this point in time can only be determined in the full Rate Case proceeding. UI filed Rate Case schedules in November 2001, together with supporting pre-filed sworn written testimony. UI proposed no change in base rates for the rate year 2002, and no change in its 11.5% authorized return on equity. In addition, UI proposed a new rate plan for the period from the DPUC's Rate Case decision through 2007 (Proposed Rate Plan), including a change in the earnings sharing mechanism to utilize 50% of earnings, if any, over the authorized return to reduce stranded costs and 50% retained as earnings. Hearings commenced in April 2002 and are scheduled to end in May 2002. UI anticipates a final decision in the Rate Case proceeding by July 2002. The decision is expected to establish UI's rates on a prospective basis and whether to adopt UI's Proposed Rate Plan.

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

The Restructuring Act requires that, in order for UI to recover any stranded costs, it must attempt to divest its ownership interests in its nuclear-fueled power plants prior to 2004. On October 1, 1998, in its "unbundling plan" filing with the DPUC under the Restructuring Act, and in other regulatory dockets, UI stated that it planned to divest its nuclear generation ownership and leasehold interests (17.5% of Seabrook Station in New Hampshire and 3.685% of Millstone Unit 3 in Connecticut) by the end of 2003, in accordance with the Restructuring Act. The sale of UI's ownership in Millstone Unit 3 was consummated on March 31, 2001. On October 10, 2001, the DPUC issued its final decision approving, with certain modifications, the jointly filed plan by The Connecticut Light and Power Company and UI to divest their respective interests in Seabrook Station by an auction process. The New Hampshire Public Utilities Commission (NHPUC), in coordination with the DPUC, retained JPMorgan as the exclusive financial advisor to conduct the auction. On April 15, 2002, the NHPUC, in coordination with the DPUC, and JPMorgan announced that an agreement had been reached with an affiliate of FPL Group to purchase 88.2% of Seabrook Station, including UI's ownership and leasehold interests in Units 1 and 2. Proceeds from the sale will be used to terminate UI's obligation under its Seabrook Unit 1 sale/leaseback agreement ($208.9 million), net of UI's investment in Seabrook Lease Obligation Bonds ($78.8 million). UI currently expects that requisite regulatory approvals will be received, and the sale will be consummated around the end of 2002. In compliance with the Restructuring Act, the net-of-tax gain from the sale, after termination of the sale/leaseback agreement, that is in excess of the book value of the plant, as set by the DPUC, based on its estimate of the market value of the plant, must be used to reduce UI's stranded costs. It is currently estimated that the after-tax effect of the sale will reduce UI's stranded costs by approximately $13.1 million, subject to true-up by the DPUC. There will be no direct impact on financial results as a result of the sale at the time of sale. UI will, however, receive no future operating earnings from Seabrook Station after the sale is consummated.

                           CAPITAL EXPENDITURE PROGRAM

UIL Holdings' 2002-2006 estimated capital expenditure program, excluding UI's allowance for funds used during construction, is presently budgeted as follows:

                                     2002          2003         2004         2005         2006         Total
                                     ----          ----         ----         ----         ----         -----
                                                                 (In Millions)
UI Distribution and Transmission     $68.2        $54.1        $35.8        $26.4        $22.4         $206.9
                                 -----------------------------------------------------------------------------

United Resources, Inc. (URI)
    Xcelecom                          38.5         12.7         14.0         11.1         11.3           87.6
    American Payment Systems          16.4          5.1         11.2         13.0         14.4           60.1
    United Capital Investments         1.5          0.9          0.2          -            -              2.6
                                 -----------------------------------------------------------------------------
         Total URI                    56.4         18.7         25.4         24.1         25.7          150.3
                                 -----------------------------------------------------------------------------

Total UIL Holdings                  $124.6        $72.8        $61.2        $50.5        $48.1         $357.2
                                 =============================================================================

Note: Any capital expenditures, including those for nuclear fuel, made during 2002 will be recovered through the sale of UI's interest in Seabrook Station, expected to be completed around the end of 2002. These expenditures are not included above.

       Estimated expenditures in 2002 for URI include estimates for acquisitions and investments similar to those previously completed. There is no guarantee that such acquisitions or investments will take place, and none are forecast beyond 2002.

                         LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, UIL Holdings had $56.0 million of cash and temporary cash investments, of which $34.0 million is restricted cash. This represents a decrease of $30.1 million from the corresponding balance at December 31, 2001. The components of this decrease, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

                                                                   (In Millions)

  Balance, December 31, 2001                                           $86.1
                                                                        ----

  Net cash (used in) operating activities                               (3.1)

  Net cash (used in) financing activities:
  -   Financing activities, excluding dividend payments                 (8.7)
  -   Dividend payments                                                (10.1)
  Net cash provided by (used in) investing activities:
  -   Investment in debt securities                                      5.0
  -   Cash invested in plant, including nuclear fuel                   (13.2)
                                                                        ----

         Net Change in Cash                                            (30.1)

  Balance, March 31, 2002                                              $56.0
                                                                       =====

UIL Holdings' capital requirements are projected as follows:

                                                                 2002       2003        2004        2005        2006
                                                                 ----       ----        ----        ----        ----
                                                                                    (In millions)
Unrestricted Cash on Hand - Beginning of Year  (1)               $29.5     $  -        $  -        $  -        $  -
Funds from Operations less Dividends  (2)                         88.3       80.9        96.6       100.7       100.4
                                                              ---------- ---------------------------------------------
         Subtotal                                                117.8       80.9        96.6       100.7       100.4

Less:
Capital Expenditures  (2)
     UI                                                           68.2       54.1        35.8        26.4        22.4
     URI                                                          56.4       18.7        25.4        24.1        25.7
                                                              --------------------------------------------------------
        Total Capital Expenditures                               124.6       72.8        61.2        50.5        48.1

Plus:
Net Cash (after-tax) from Sale of Seabrook  (3)                  151.9        -           -           -           -
Proceeds from Redemption of Seabrook Lease Obligation Bonds
Owned by UI                                                       78.8        -           -           -           -
                                                              --------------------------------------------------------

Cash Available to pay Debt Maturities and Redemptions            223.9        8.1        35.4        50.2        52.3

Less:
Maturities and Mandatory Redemptions                             100.0      100.0         -         104.3        79.3
Termination of Obligation under Seabrook Unit 1
Sale/leaseback Agreement                                         208.9        -           -           -           -
                                                              --------------------------------------------------------

External Financing Requirements (Surplus)  (2)                    85.0       91.9       (35.4)       54.1        27.0
                                                              --------------------------------------------------------

Plus:
Issuance and Sale of Long-term Debt                              100.0       75.0         -          50.0         -
                                                              --------------------------------------------------------

Increase (Decrease) in Short-Term Borrowings                     (15.0)      16.9       (35.4)        4.1        27.0
                                                              --------------------------------------------------------

Short-Term Borrowings/(Temporary Cash Investments) - End of
Year                                                             $16.6      $33.5       $(1.9)       $2.2       $29.2
                                                              ========================================================

(1) Excludes restricted cash in American Payment Systems, Inc. of $53.0 million, UI of $3.2 million and Xcelecom, Inc. of $0.4 million.
(2) "Funds from Operations less Dividends," "Capital Expenditures" and "External Financing Requirements (Surplus)" are estimates based on current earnings and cash flow projections. All of these estimates are subject to change due to future events and conditions that may be substantially different from those used in developing the projections. Estimated capital expenditures in 2002 for URI include estimates for acquisitions and investments similar to those previously completed. There is no guarantee that such acquisitions or investments will take place, and none are forecast beyond 2002. All of these estimates are subject to change due to future events and conditions that may be substantially different from those used in developing the projections.
(3) The estimate for "Net Cash (after-tax) from Sale of Seabrook" is broken down as follows: Net proceeds from sale ($143.3 million), less Lessor's share of proceeds ($53.1 million), plus net income tax benefit from the sale of Seabrook and termination of sale/leaseback agreement ($61.7 million). The sale is expected to be completed around the end of 2002.

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

URI serves as the parent corporation for several non-utility businesses, each of which is incorporated separately to participate in business ventures that are intended to provide long-term rewards to UIL Holdings' shareowners. As of March 31, 2002, UIL Holdings has invested approximately $249 million in URI. URI, which is not itself an operating company, has four wholly-owned subsidiaries:

AMERICAN PAYMENT SYSTEMS, INC. (APS) provides an electronic bill payment service to companies throughout the United States with which APS has contractual relationships, including major electric utility and telecommunications companies, and for retailers with which APS does not have contractual relationships. APS recruits and manages retailers to provide this service to the companies' customers who prefer to pay their bills in person. APS acts as an agent for each contracted client to engage in the collection activity, while the non-contracted bill payment service permits each retailer to offer its customers a wider range of electronic bill payment options. APS is the largest processor of contracted utility customer in-person bill payments in the United States, operating in 45 states. APS's subsidiaries include APS Card Services, Inc.
(CSI), which is 100% owned, and CellCards of Illinois, LLC (CCI), which is 51% owned. CSI has been organized by APS to market a prepaid stored value card. CCI, in which APS acquired its ownership interest in April 2001, sells prepaid long distance telephone service, prepaid telephone calling cards and prepaid wireless telephone service in check-cashing locations nationwide and APS's network of retailers.

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

UNITED CAPITAL INVESTMENTS, INC. (UCI) invests in business ventures that are intended to earn above-averagereturns. Some of its investments include:

o CROSS-SOUND CABLE COMPANY, LLC - UCI has a 25% interest in a merchant electric transmission line project that proposes to install, own and operate a 330-megawatt high voltage direct current transmission line connecting Connecticut and Long Island under Long Island Sound. UCI is obligated to furnish a direct guarantee for its participating share of the debt financing during construction of this project. Under a separate agreement, UIL Holdings is an indirect guarantor of the obligation of UCI. As of March 31, 2002, UCI's guarantee liability for this debt was approximately $8.6 million. This project has been opposed by a number of public officials and private groups who have participated actively in governmental permitting proceedings relative to the project and have attempted to enact a state statute delaying the project. On March 17, 2002, the Connecticut Department of Environmental Protection issued a permit for the project and, on March 19, 2002, the United States Army Corps of Engineers approved a permit application for siting the cable in the New Haven Harbor navigation channel. In January 2002, the Connecticut Siting Council (CSC) approved a permit application for siting the cable; however, the Connecticut Attorney General and the City of New Haven have appealed the CSC's decision to the Connecticut Superior Court. The Superior Court has denied requests filed by both the Attorney General and the City for a stay of the effectiveness of the CSC permit pending a decision on this appeal; and UCI management believes that the CSC decision will be upheld on appeal, although there can be no assurance that it will be upheld. Construction of the transmission line is currently underway, with planned availability during the summer months of 2002.

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

                              RESULTS OF OPERATIONS

UIL HOLDINGS CORPORATION RESULTS OF OPERATIONS:  FIRST QUARTER 2002 ACTUAL
--------------------------------------------------------------------------
EARNINGS VS. PREVIOUS ESTIMATE
------------------------------

Net Income for UIL Holdings Corporation (UIL Holdings) was $9.6 million in the first quarter of 2002, or $0.68 per share. This was in the middle of the estimated first quarter 2002 range of $0.65 - $0.70 reported in UIL Holdings' Annual Report on Form 10-K for 2001.

FIRST QUARTER 2002 VS. FIRST QUARTER 2001
-----------------------------------------

UIL HOLDINGS CORPORATION RESULTS OF OPERATIONS:  FIRST QUARTER 2002 VS. FIRST
-----------------------------------------------  ----------------------------
QUARTER 2001
------------

UIL Holdings' first quarter 2002 earnings increased by $0.1 million, or $0.01 per share compared to first quarter 2001 earnings of $9.5 million, or $0.67 per share. The change in earnings was made up of the following components. Nuclear Division earnings improved by $0.24 per share because of the absence in the first quarter of 2002 of an extensive outage that was experienced in the first quarter of 2001. Earnings for The United Illuminating Company (UI) excluding the Nuclear Division decreased by $0.01 per share. Earnings for United Resources, Inc. (URI) decreased by $0.22 per share, due primarily to the slowdown in construction activity and technology spending impacting its Xcelecom subsidiary.

The table below represents a comparison of UIL Holdings' Net Income and Earnings Per Share (EPS) for the first quarter of 2002 and the first quarter of 2001.

                                                                          2002 more (less) than 2001
                                          Quarter Ended    Quarter Ended  --------------------------
                                          Mar. 31, 2002    Mar. 31, 2001     Amount      Percent
----------------------------------------------------------------------------------------------------
NET INCOME (IN MILLIONS EXCEPT PERCENTS)
   UI from Operations                         $10.7             $10.8        $(0.1)       (0.9)%
   Nuclear Division                             3.5               0.0          3.5        - -
   United Resources (Non-Utility)              (4.6)             (1.3)        (3.3)     (253.8)%
                                            -------           -------        -----
     TOTAL NET INCOME FROM OPERATIONS         $ 9.6             $ 9.5         $0.1         1.1%

EPS FROM OPERATIONS
   UI                                         $0.76             $0.77       $(0.01)       (1.3)%
   Nuclear Division                            0.24              0.00         0.24        - -
   United Resources (Non-Utility)             (0.32)            (0.10)       (0.22)     (220.0)%
                                              -----             -----        -----
     TOTAL EPS - BASIC                        $0.68             $0.67         0.01         1.5%
     TOTAL EPS - DILUTED (NOTE A)             $0.67             $0.67        $0.00        - -
                                               ====              ====

Note A:  Reflecting the effect of dilutive stock options.

The following table is a line-by-line breakdown of UIL Holdings' Consolidated Statement of Income by subsidiary, including comparisons between the first quarter of 2002 and the first quarter of 2001. Significant variances are explained in the individual subsidiary sections that follow.

                                                                                     2002 MORE
                                                                                    (LESS) THAN
                                          QUARTER ENDED       QUARTER ENDED             2001
(IN MILLIONS)                             MAR. 31, 2002       MAR. 31, 2001            AMOUNT
-------------------------------------------------------------------------------------------------
OPERATING REVENUE
UI from operations, before sharing            $158.0              $157.5               $ 0.5
Nuclear Division                                14.0                 7.7                 6.3
URI                                             86.3                77.0                 9.3
                                                ----                ----                 ---
  Total                                        258.3               242.2                16.1
                                               =====               =====                ====

LESS: FUEL AND ENERGY EXPENSE
UI                                              62.0                67.3                (5.3)
Nuclear Division                                 2.0                 1.1                 0.9
                                                 ---                 ---                 ---
  Total                                         64.0                68.4                (4.4)
                                                ====                ====                ====
LESS: OPERATION AND MAINTENANCE EXPENSE
UI                                              41.3                34.8                 6.5
Nuclear Division                                 5.3                 5.5                (0.2)
URI                                             88.4                74.0                14.4
                                                ----                ----                ----
  Total                                        135.0               114.3                20.7
                                               =====               =====                ====
LESS: DEPRECIATION AND AMORTIZATION
UI                                               7.2                 7.0                 0.2
Nuclear Division                                 0.4                 0.4                 0.0
URI                                              1.2                 1.1                 0.1
                                                 ---                 ---                 ---
  Subtotal depreciation                          8.8                 8.5                 0.3
Amortization of regulatory assets (UI)          10.3                10.3                 0.0
Amortization URI                                 0.4                 0.7                (0.3)
                                                 ---                 ---                ----
  Total depreciation and amortization           19.5                19.5                 0.0
                                                ====                ====                 ===
LESS: TAXES - OTHER THAN INCOME TAXES
UI - Connecticut gross earnings tax              6.4                 6.0                 0.4
UI - other                                       4.6                 4.4                 0.2
Nuclear Division - other                         0.3                 0.4                (0.1)
URI - other                                      0.6                 0.4                 0.2
                                                 ---                 ---                 ---
  Total                                         11.9                11.2                 0.7
                                                ====                ====                 ===
PLUS: OTHER INCOME (DEDUCTIONS), NET
UI                                               1.4                 1.4                 0.0
Nuclear Division                                 0.0                 0.2                (0.2)
URI                                             (1.6)               (0.4)               (1.2)
                                                ----                ----                ----
  Total                                         (0.2)                1.2                (1.4)
                                                ====                 ===                ====
LESS: INTEREST CHARGES
UI                                               8.1                 8.3                (0.2)
Nuclear Division                                 0.4                 0.5                (0.1)
URI                                              1.7                 2.3                (0.6)
                                                 ---                 ---                ----
  Total                                         10.2                11.1                (0.9)
                                                ====                ====                ====
LESS: INCOME TAXES
UI                                               8.7                10.2                (1.5)
Nuclear Division                                 2.3                (0.1)                2.4
URI                                             (3.1)               (0.7)               (2.4)
                                                ----                ----                ----
  Total                                          7.9                 9.4                (1.5)
                                                 ===                 ===                ====

NET INCOME
UI                                              10.7                10.8                (0.1)
Nuclear Division                                 3.5                 0.0                 3.5
URI                                             (4.6)               (1.3)               (3.3)
                                                ----                ----                ----
  Total                                        $ 9.6               $ 9.5               $ 0.1
                                               =====               =====               =====

THE UNITED ILLUMINATING COMPANY RESULTS OF OPERATIONS:  FIRST QUARTER 2002
--------------------------------------------------------------------------
VS. FIRST QUARTER 2001
-----------------------

                                                                              2002 more (less) than 2001
                                                Quarter Ended  Quarter Ended  ---------------------------
                                                Mar. 31, 2002  Mar. 30, 2001    Amount         Percent
-------------------------------------------------------------------------------------------------------
EPS FROM OPERATIONS (BASIC)
   UI excluding Nuclear Division and Sharing         $0.76         $0.77        $(0.01)         (1.3)%
   Nuclear Division                                   0.24          0.00          0.24          - -
                                                      ----          ----          ----
     Total UI EPS from operations                    $1.00         $0.77         $0.23          29.9%
                                                      ====          ====          ====
RETAIL GWH SALES (MILLIONS OF KWH)                   1,377         1,408           (31)         (2.2)%


                        UI EXCLUDING THE NUCLEAR DIVISION

Excluding the Nuclear Division, UI's net income was $10.7 million, or $0.76 per share, in the first quarter of 2002 compared to $10.8 million, or $0.77 per share, in the first quarter of 2001. The $0.01 per share decrease was due primarily to increases in operation and maintenance expenses in the Distribution Division, almost completely offset by an increase in other operating revenues and a decrease in accelerated amortization expense. In 2002, UI is recording accelerated amortization expense in accordance with its Rate Case filing that is currently before the Connecticut Department of Public Utility Control (DPUC). That amortization expense was reduced in 2002 to reflect anticipated changes in revenues and increases in O&M expense that will continue throughout the year. See the "Looking Forward" section for more information about the Rate Case proceeding.

The details below explain the variances for all of UI excluding the Nuclear Division. It should be noted that changes to income and expense items in the Distribution Division have an immediate net income impact, while changes to those items in "other unbundled utility divisions" do not. Those divisions include the Competitive Transition Assessment (CTA) and the Systems Benefits Charge (SBC), both of which currently earn an 11.5% return on the equity portion of their respective rate bases. That return is achieved by either accruing additional amortization expenses, or by deferring such expenses, as required. Amortization expenses in those divisions impact earnings indirectly through changes to rate base. The "other unbundled utility divisions" also include the Generation Services Charge (GSC), the Conservation and Load Management (C&LM) charge, and the Renewable Investment charge. Those are pass-through charges. Except for a small management fee earned in the C&LM division, expenses are either accrued or deferred such that there is no net income associated with those divisions.

Overall, UI's total revenue increased by $0.5 million, from $157.5 million in the first quarter of 2001, to $158.0 million in the first quarter of 2002. Details of this change in revenue are as follows:

                                                                    From
                         In Millions                             Operations
 ---------------------------------------------------------------------------
       Retail Revenue Increase/(Decrease)
 ---------------------------------------------------------------------------
  REVENUE FROM DISTRIBUTION DIVISION:
  Estimate of  operating  Distribution  Division  component of
   "weather corrected" retail sales growth, 0.1%                    $0.1
  Estimate of  operating  Distribution  Division  component of
   weather effect on retail sales, (2.3)%                           (1.3)
  Impact of mix of sales on average price and other                  1.1
                                                                     ---
    TOTAL RETAIL REVENUE FROM DISTRIBUTION DIVISION                 (0.1)
    REVENUE FROM OTHER UNBUNDLED UTILITY DIVISIONS                  (1.9)
                                                                     ---
         TOTAL UI RETAIL REVENUE                                    (2.0)

  Other Operating Revenue Increase (Decrease)
  NEPOOL transmission revenues                                       1.7
  Other                                                              0.0
                                                                     ---
         TOTAL UI OTHER OPERATING REVENUES                           1.7
  UI WHOLESALE PASS-THROUGH REVENUE                                  0.8
          TOTAL UI REVENUES                                         $0.5
                                                                     ===

Retail fuel and energy expense decreased by $5.8 million in the first quarter of 2002 compared to the first quarter of 2001. UI has received, and expects to receive through 2003, electricity to satisfy its standard offer retail customer service requirements through fixed-price purchased power agreements. These costs are recovered through the GSC portion of UI's unbundled retail customer rates. It should be noted that a small number of customers have selected alternate suppliers to provide generation services, but this has no effect on UI's financial results. UI's wholesale energy expense increased by $0.5 million, but these costs are recovered from customers through the CTA.

UI's operation and maintenance expense increased by $6.5 million, from $34.8 million in the first quarter of 2001 to $41.3 million in the first quarter of 2002. The principal components of these expense changes included:

                                                                     Increase/
                              In Millions                           (Decrease)
 -------------------------------------------------------------------------------
 Operating Distribution Division:
 -------------------------------------------------------------------------------
   Investment returns on UI's pension plan assets (Note A)             $2.1
    NEPOOL transmission expense                                         0.7
    Other                                                               2.9
                                                                        ---
       TOTAL OPERATING DISTRIBUTION DIVISION                           $5.7
       O&M AND CAPACITY FROM OTHER UNBUNDLED UTILITY DIVISIONS          0.8
                                                                        ---
       TOTAL O&M EXPENSE                                               $6.5
                                                                        ===

 Note A: This cost increase reflects deteriorating conditions in the financial markets over the past twenty-four months.

Amortization of regulatory assets, as booked, did not change between the first quarter of 2001 and the first quarter of 2002. There were changes between the Distribution Division and other unbundled components of the utility however. The principal components of these changes were:

            Increase (Decrease) In Millions               As Booked   After-tax
--------------------------------------------------------------------------------
AMORTIZATION OF REGULATORY ASSETS:
--------------------------------------------------------------------------------
  Accelerated amortization in Distribution Division         $(3.6)      $(3.1)
  Amortization in CTA and SBC                                 3.6         2.1
                                                              ---         ---
    TOTAL AMORTIZATION OF REGULATORY ASSETS                   0.0        (1.0)

                                NUCLEAR DIVISION

The Nuclear Division contributed net income of $3.5 million, or $0.24 per share, in the first quarter of 2002 compared to breakeven in the first quarter of 2001. The Seabrook nuclear generating unit operated at 100% availability in the first quarter of 2002, but was out of service for a significant portion of the first quarter of 2001. As a result, wholesale sales margin (revenues less energy expense) increased by $5.4 million as wholesale revenues increased by $6.3 million and energy expense increased by $0.9 million.

UNITED RESOURCES, INC. RESULTS OF OPERATIONS: FIRST QUARTER 2002
----------------------------------------------------------------
VS. FIRST QUARTER 2001
----------------------

                                                                                   2002 more (less) than 2001
                                                                                   --------------------------
                                                  Quarter Ended    Quarter Ended
                                                   Mar. 31, 2002    Mar. 31, 2001      Amount        Percent
-------------------------------------------------------------------------------------------------------------
EPS FROM OPERATIONS (BASIC)
   Operating Businesses
     American Payment Systems, Inc. (APS)               $0.00            $0.00            $0.00        - -
     Xcelecom, Inc. (Xcelecom)                          (0.15)            0.01            (0.16)     (1600)%
                                                         ----             ----             ----
       SUBTOTAL OPERATING BUSINESSES                    (0.15)            0.01            (0.16)     (1600)%
   Passive Investments
     United Bridgeport Energy, Inc. (UBE)               (0.07)            0.00            (0.07)       - -
     United Capital Investments, Inc. (UCI)             (0.03)           (0.05)            0.02        - -
                                                         ----             ----             ----
       SUBTOTAL PASSIVE INVESTMENTS                     (0.10)           (0.05)           (0.05)       - -

   URI HEADQUARTERS (NOTE A)                            (0.07)           (0.06)           (0.01)       - -
                                                         ----             ----             ----

       TOTAL NON-UTILITY EPS FROM OPERATIONS           $(0.32)          $(0.10)          $(0.22)       - -
                                                         ====             ====             ====

Note A: Includes financial leveraging, strategic and administrative costs of the non-utility holding company.

Overall, the consolidated non-utility businesses operating under the parent, URI, lost approximately $4.6 million, or $0.32 per share in the first quarter of 2002 compared to losses of about $1.3 million, or $0.10 per share in the first quarter of 2001. Operating revenue for the URI businesses increased by $9.3 million, or 12%, mainly due to business acquisitions, from $77 million in the first quarter of 2001 to $86.3 million in the first quarter of 2002. Expenses for the URI businesses, excluding income taxes, increased by $15.0 million.

The results of each of the subsidiaries of URI for the first quarters of 2002 and 2001, as presented below, reflect the allocation of debt costs from the parent based on a capital structure, including an equity component, and an interest rate deemed to be appropriate for that type of business. The targeted capital structures for each of URI's subsidiaries are: 100% equity for APS and UCI, 65% equity and 35% debt for Xcelecom, and 30% equity and 70% debt for UBE. URI absorbs interest charges on the equity portion of its investments in its subsidiaries to the extent those investments are financed with debt. URI may incur other expenses necessary to manage its investments from time to time.

The following is a detailed explanation of these variances by URI subsidiary.

     URI OPERATING BUSINESSES

                         AMERICAN PAYMENT SYSTEMS, INC.

Earnings for APS were breakeven in the first quarter of 2002, as they were in the first quarter of 2001. Earnings from operations from the core contracted payment business improved by about $0.03 per share. The number of authorized transactions processed by APS's core business increased by 5% and gross margin on those transactions increased by 8.4%, while other expenses declined. Overall earnings remained flat for APS despite additional infrastructure expenses associated with APS's strategic growth plans in other segments of its business.

                                 XCELECOM, INC.

Xcelecom lost $0.15 per share in the first quarter of 2002 compared to earnings of $0.01 per share in the first quarter of 2001. The decrease was due primarily to $0.05 per share higher loss reserve charges relating to projects at certain Xcelecom subsidiaries and a decrease of $0.14 per share in same store sales. These decreases were partly offset by an increase of $0.03 per share due to the change in accounting for goodwill mandated by the Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Operating revenue decreased by $2.6 million from $67.2 million in the first quarter of 2001 to $64.6 million in the first quarter of 2002. That reduction was partly offset by a $1.8 million reduction in Cost of Goods Sold. The revenue reduction and decrease in same store sales earnings was due primarily to less robust construction activity and the continuing slowdown in spending for technology by Xcelecom's customers, resulting in both lower demand and lower margins.

     URI PASSIVE INVESTMENTS

                         UNITED BRIDGEPORT ENERGY, INC.

UBE owns a 33 1/3% interest in Bridgeport Energy, LLC (BE). UBE lost $0.07 per share in the first quarter of 2002 compared to breakeven performance in the first quarter of 2001. Approximately $0.06 per share of the variance was due to planned overhaul costs incurred in March of 2002. The overhaul began in March and ended April 17, 2002. In 2001, UBE had an agreement with Duke Energy Trading and Marketing that effectively eliminated UBE's operating and margin risks. There has been no such agreement in 2002, and UBE has recorded its share of BE's income in the first quarter of 2002. See the "Looking Forward" section for information on UBE's Installed Capability (ICAP) revenues.

                        UNITED CAPITAL INVESTMENTS, INC.

UCI lost $0.03 per share in the first quarter of 2002 compared to a loss of $0.05 per share in the first quarter of 2001. The results were due to losses on passive investments.

     URI HEADQUARTERS

URI Headquarters incurred an after-tax loss of $1.1 million, or $0.07 per share, in the first quarter of 2002 compared to a loss of $0.8 million, or $0.06 per share, in the first quarter of 2001. The results of each of the subsidiaries of URI, as presented above, reflect interest expense on allocated debt from URI, based on a capital structure, including an equity component, and an interest rate deemed to be appropriate for that type of business. Some financial leveraging and strategic and administrative costs for the subsidiaries of URI are retained by the parent URI. The increase in losses at URI Headquarters reflects additional administrative expenses incurred for managing investments.

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

A LOOK AT 2002
--------------

     UIL HOLDINGS' CONSOLIDATED EARNINGS ESTIMATES FOR 2002

UIL Holdings continues to expect that its 2002 earnings will be between $4.10-$4.25 per share, but close to the low end of the range. Based in part on results for the first quarter of 2002, UIL Holdings is changing the mix of earnings slightly from the previous estimate released in UIL Holdings' Annual Report on Form 10-K for 2001. The negative impact of results for the first quarter is expected to be offset by an earnings improvement in the Nuclear Division to a level experienced in 2001. See below for further details.

     UIL HOLDINGS' CASH FLOW

UIL Holdings' cash flow available for dividends and investment is expected to remain strong in 2002. UIL Holdings employs a balanced approach of maintaining its strong dividend while prudently investing internally generated cash in growth potential businesses.

     THE UNITED ILLUMINATING COMPANY (UI)

         RATE-RELATED REGULATORY PROCEEDINGS

In an October 31, 2001 decision, the Connecticut Department of Public Utility Control (DPUC) found that UI's return on regulated utility common stock equity was not expected to exceed 11.5% in 2002, but that just and reasonable retail electric rates for UI could only be determined in the context of a full Rate Case proceeding, which is currently in progress. UI filed Rate Case schedules in November 2001, together with supporting pre-filed sworn written testimony. UI proposed no change in base rates for the rate year 2002, and no change in its 11.5% authorized return on equity. In addition, UI proposed a new rate plan for the period from the DPUC's Rate Case decision through 2007 (Proposed Rate Plan), including a change in the earnings sharing mechanism to utilize 50% of earnings, if any, over the authorized return to reduce stranded costs and 50% retained as earnings. Hearings commenced in April 2002 and are scheduled to end in May 2002. UI anticipates a final decision in the Rate Case proceeding by July 2002. The decision is expected to establish UI's rates on a prospective basis and whether to adopt UI's Proposed Rate Plan.

UI cannot predict the outcome of the Rate Case proceeding, but strongly supports a rate plan that is similar to the plan that is presently in place. UI's earnings guidance for 2002 assumes that retail rates will not change as a result of the Rate Case proceeding, and that UI will be allowed to earn an 11.5% return on the regulated utility common stock equity portion of its rate base, the same return it was allowed during 1997-2001 in the prior Rate Plan. Current revenue, expense and earnings estimates for UIL Holdings anticipate that UI will earn an 11.5% allowed return. The expense estimates include UI's projection of ongoing operating expenses and an assumption of accelerated amortization expense that is lower than the level recorded in 2001. UI also currently estimates that it will not exceed the allowed return in 2002 and that there will be no "sharing" in 2002.

         UI EARNINGS ESTIMATES FOR 2002

Overall, UI, including the Nuclear Division, is expected to contribute $3.90-$4.05 to UIL Holdings' earnings per share in 2002. This reflects an updated projection for the Nuclear Division and projections presented by UI in its Rate Case filing with the DPUC.

If UI were to earn an 11.5% return on regulated utility common stock equity, excluding the Nuclear Division, that level of earnings would generate $3.30-$3.40 per share for UIL Holdings.

The generation services, conservation and renewables charges are pass-through charges, based on retail rates that were set by the DPUC for the standard offer period through 2003. In the case of generation service, UI has contracted with Virginia Electric and Power Company for the supply of all of UI's retail customer standard offer service requirements through December 31, 2003, on a fixed-price basis. This arrangement is intended to protect UI's retail customers and UIL Holdings' shareowners from market and pricing volatility. The only retail electricity sales volume fluctuations that directly impact UI's net income are those that apply to the operating Distribution Division component of rates. Thus, a 1% sales volume increase would produce additional sales margin of about $2.4 million, $2.1 million after gross earnings tax, in 2002.

         NUCLEAR DIVISION EARNINGS ESTIMATES FOR 2002

The Nuclear Division contributed $0.64 per share to UIL Holdings' results for 2001. A refueling outage is scheduled for the second quarter of 2002 at the Seabrook nuclear generating unit. The expected duration of that outage is roughly equivalent to the duration of the outage that occurred in the first quarter of 2001. Assuming the unit operates as expected for the remainder of the year, the contribution to earnings in 2002 of the unit should be $0.60-$0.65 per share. That level will require the unit to operate near its full capacity after it returns to service.

On April 15, 2002, the New Hampshire Public Utilities Commission, in coordination with the DPUC, and JPMorgan announced that an agreement had been reached with an affiliate of FPL Group to purchase 88.2% of Seabrook Station, including UI's ownership and leasehold interests in Units 1 and 2. Proceeds from the sale will be used to terminate UI's obligation under its Seabrook Unit 1 sale/leaseback agreement ($208.9 million), net of UI's investment in Seabrook Lease Obligation Bonds ($78.8 million). UI currently expects that requisite regulatory approvals will be received, and the sale will be consummated around the end of 2002, and UI's earnings estimate for the Nuclear Division for 2002 reflects that assumption. In compliance with Connecticut's regulated electric utility industry restructuring legislation, the net-of-tax gain from the sale, after termination of the sale/leaseback agreement, that is in excess of the book value of the plant, as set by the DPUC, based on its estimate of the market value of the plant, must be used to reduce UI's stranded costs. It is currently estimated that the after-tax effect of the sale will reduce UI's stranded costs by approximately $13.1 million, subject to true-up by the DPUC. There will be no direct impact on financial results as a result of the sale at the time of sale. UI will, however, receive no future operating earnings from Seabrook Station after the sale is consummated.

     UNITED RESOURCES, INC. (URI) EARNINGS ESTIMATES FOR 2002

UIL Holdings' non-utility businesses, under the parent URI, are expected to earn $0.10-$0.30 per share for UIL Holdings in 2002, reflecting a reduction, associated with passive investments, of $0.05 per share on the low end of the range from the previous estimate.

     URI OPERATING BUSINESSES

                      AMERICAN PAYMENTS SYSTEMS, INC. (APS)

APS is expected to lose up to $0.05 per share for UIL Holdings in 2002. The expected results reflect anticipated strategic expenses designed to produce future earnings enhancements in the non-contracted payment and financial services segments of its business. Management's experience with Xcelecom, Inc. indicates that incurring short-term strategic expenses to build an appropriate management team and processes that are necessary to grow through acquisitions and product and service enhancements will increase shareowner value in the longer term. Management believes that experience will be equally applicable to APS. APS has made acquisitions and investments in 2001 and the first quarter of 2002, giving it the ability to grow its agent base and to diversify further its products and services.

                                 XCELECOM, INC.

Earnings for Xcelecom are expected to grow to approximately $0.60-$0.65 per share for UIL Holdings in 2002 from the $0.44 per share earned in 2001. This estimate reflects a $0.15 per share increase due to a reduction in the amortization of goodwill from the implementation of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." It also takes into consideration the negative impact of the slowing economy on the construction and systems integration industry, and the completion of several large, non-recurring contracts in 2001. In addition, the estimate is contingent on the successful execution of Xcelecom's acquisition strategy, contributing about $0.20 per share in 2002. Xcelecom expects to complete an acquisition in the second quarter of 2002 that is expected to produce a significant portion of those earnings over the remainder of the year.

In the course of its operations, Xcelecom is subject to certain risk factors, including but not limited to: exposure to downturns in the economy, risks related to its acquisition strategy, risks related to management of internal growth, availability of qualified employees, competition, seasonality, risks associated with contracts, significant fluctuations in quarterly results, recoverability and possible impairment of goodwill, collectibility of receivables, dependence on key personnel, and risks associated with the availability of capital and with debt service.

     URI PASSIVE INVESTMENTS

Losses from URI's passive investments, including United Bridgeport Energy, Inc.
(UBE), United Capital Investments, Inc. (UCI) , and URI headquarters' costs, are expected to be $0.30-$0.50 per share for UIL Holdings in 2002.

                         UNITED BRIDGEPORT ENERGY, INC.

URI's passive investment in United Bridgeport Energy, Inc. (UBE) is expected to lose up to $0.10 per share in 2002. UBE's expected results assume the realization of UBE's 33 1/3% portion of the revenues of Bridgeport Energy, LLC
(BE) related to the market value of the Installed Capability (ICAP) of BE's merchant wholesale electric generating facility in Bridgeport, Connecticut. BE's ICAP customer is currently disputing its contract with BE. The Federal Energy Regulatory Commission (FERC), in an order issued August 28, 2001, re-affirmed the value of the ICAP market in New England as a necessary reliability function. The FERC order also set a deficiency charge price for ICAP at a level that supports BE's contract price. The ICAP revenues from June 2000 through December 2001 that are in dispute are equivalent to approximately $0.49 per share for UIL Holdings, of which $0.18 per share was accrued by UBE in that period. This issue is currently in litigation. The court has scheduled preliminary hearings during the second quarter of 2003, and a trial will begin in the fourth quarter of 2003 if necessary. Management believes that BE will prevail on this issue, although there can be no assurance that it will. BE is continuing to record ICAP revenues pursuant to the existing terms of the ICAP contract, and recorded an additional amount of ICAP revenue in the first quarter of 2002, providing UIL Holdings with $0.08 per share in that period. The loss of ICAP revenues for all of 2002 would reduce UIL Holdings' earnings in 2002 by approximately $0.29 per share.

                        UNITED CAPITAL INVESTMENTS, INC.

The estimated losses from URI's passive investments contemplate no net investment income at United Capital Investments, Inc.

QUARTERLY EARNINGS PATTERN FOR 2002
-----------------------------------

The 2002 quarterly earnings pattern for UIL Holdings is expected to be somewhat different from the 2001 pattern. A nuclear generating unit outage scheduled for the second quarter of 2002, and an outage at BE's electric generating facility beginning in March 2002 are expected to reduce second quarter earnings compared to the second quarter of 2001. The current projection that there will be no UI earnings "sharing" in the third and fourth quarters of 2002 is expected to enhance earnings relative to the comparable quarters of 2001.

Actual 2002 results may vary from estimates depending on factors that could affect some or all of UIL Holdings' businesses to varying degrees. The factors include changes due to weather, economic conditions, sales mix, the ability to control expenses, the ability to manage growth, the availability of and the ability to execute acquisitions and the results of those acquisitions, recoverability and possible impairment of goodwill, contract risks and collectibility of receivables, the outcome of the UI Rate Case proceeding, and other unanticipated risks and events. These factors can change from quarter to quarter.

UIL Holdings' current overall estimate of earnings per share from operations for 2002 is between $4.10-$4.25, but close to the low end of the range. The estimates of quarterly results are as follows:

Earnings per share from operations:

                   Estimated           Actual         Actual
   Quarter        2002 Range*           2002           2001
   -------        ----------            ----           ----
      1           $0.65 -$0.70         $0.68          $0.67
      2           $0.55 -$0.65                        $1.08
      3           $1.85 -$1.95                        $1.77
      4           $0.95 -$1.05                        $0.69
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

           None

     (b) Reports on Form 8-K.

           None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                UIL HOLDINGS CORPORATION




Date   5/14/2002                Signature   /s/ Robert L. Fiscus
    ---------------                      --------------------------------------
                                                Robert L. Fiscus
                                        Vice Chairman of the Board of Directors
                                                and Chief Financial Officer