Form 10-Q
period 2002-06-30
UIL HOLDINGS CORP
filed 2002-08-13
CIK 1082510

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

The number of shares outstanding of the issuer's only class of common stock, as of July 31, 2002, was 14,460,680.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                          PAGE
                                                                         NUMBER
                                                                         ------

Item 1.  Financial Statements.                                               3

         Consolidated Statement of Income for the three and six months
           ended June 30, 2002 and 2001.                                     3
         Consolidated Statement of Comprehensive Income for the three
           and six months ended June 30, 2002 and 2001.                      3
         Consolidated Balance Sheet as of June 30, 2002 and
          December 31, 2001.                                                 4
         Consolidated Statement of Cash Flows for the three and six
          months ended June 30, 2002 and 2001.                               6

         Notes to Consolidated Financial Statements.                         7
           -   Statement of Accounting Policies                              7
           -   Capitalization                                                8
           -   Rate-Related Regulatory Proceedings                           9
           -   Short-term Credit Arrangements                               11
           -   Income Taxes                                                 13
           -   Supplementary Information                                    14
           -   Commitments and Contingencies                                15
               -  Capital Expenditure Program                               15
               -  Nuclear Insurance Contingencies                           15
               -  Other Commitments and Contingencies                       15
                  -  Connecticut Yankee                                     15
                  -  Hydro-Quebec                                           16
                  -  Cross-Sound Cable Project                              16
                  -  Environmental Concerns                                 16
                  -  Site Decontamination, Demolition and Remediation Costs 16
                  -  Termination of Standard Offer Supply Agreement         17
           -   Nuclear Fuel Disposal and Nuclear Plant Decommissioning      18
           -   Segment Information                                          19

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                         20

           -   Major Influences on Financial Condition                      20
           -   Capital Expenditure Program                                  22
           -   Liquidity and Capital Resources                              23
           -   Subsidiary Operations                                        25
           -   Results of Operations                                        26
           -   Looking Forward                                              40

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.         44


                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.               45

Item 6.  Exhibits and Reports on Form 8-K.                                  46

         SIGNATURES                                                         47

               PART 1: FINANCIAL INFORMATION
               ITEM 1: FINANCIAL STATEMENTS
                 UIL HOLDINGS CORPORATION
             CONSOLIDATED STATEMENT OF INCOME
           (THOUSANDS EXCEPT PER SHARE AMOUNTS)
                        (UNAUDITED)
                                                                 Three Months Ended                  Six Months Ended
                                                                       June 30,                          June 30,
                                                                2002            2001              2002              2001
                                                                ----            ----              ----              ----

OPERATING REVENUES (NOTE G)
  Utility                                                      $ 168,471       $ 173,714          $ 340,496         $ 338,928
  Non-utility businesses                                         115,817          88,795            202,128           165,779
                                                            -------------   -------------     --------------    --------------
       Total Operating Revenues                                  284,288         262,509            542,624           504,707
                                                            -------------   -------------     --------------    --------------
OPERATING EXPENSES
  Operation
     Fuel and energy                                              62,020          65,910            125,975           134,292
     Operation and maintenance                                   159,165         127,579            294,116           241,885
  Depreciation and amortization (Note G)                          20,137          21,274             39,646            40,776
  Taxes - other than income taxes (Note G)                        11,478          10,791             23,426            21,953
                                                            -------------   -------------     --------------    --------------
       Total Operating Expenses                                  252,800         225,554            483,163           438,906
                                                            -------------   -------------     --------------    --------------
OPERATING INCOME                                                  31,488          36,955             59,461            65,801
                                                            -------------   -------------     --------------    --------------

OTHER INCOME (EXPENSE), NET (NOTE G)                              (3,746)          1,781             (3,955)            3,005
                                                            -------------   -------------     --------------    --------------

INCOME BEFORE INTEREST CHARGES AND INCOME TAXES                   27,742          38,736             55,506            68,806
                                                            -------------   -------------     --------------    --------------

INTEREST CHARGES, NET
  Interest on long-term debt                                      10,814          10,869             21,643            21,051
  Interest on Seabrook obligation bonds owned by UI               (1,541)         (1,580)            (3,083)           (3,160)
  Other interest, net (Note G)                                       553             812                982             2,812
                                                            -------------   -------------     --------------    --------------
                                                                   9,826          10,101             19,542            20,703
  Amortization of debt expense and redemption premiums               532             544              1,063             1,094
                                                            -------------   -------------     --------------    --------------
       Interest Charges, net                                      10,358          10,645             20,605            21,797
                                                            -------------   -------------     --------------    --------------

INCOME BEFORE INCOME TAXES                                        17,384          28,091             34,901            47,009
                                                            -------------   -------------     --------------    --------------

INCOME TAXES (NOTE F)                                              8,244          12,871             16,192            22,313
                                                            -------------   -------------     --------------    --------------

NET INCOME AND INCOME APPLICABLE TO COMMON STOCK                 $ 9,140        $ 15,220           $ 18,709          $ 24,696
                                                            =============   =============     ==============    ==============

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC               14,253          14,093             14,209            14,089
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED             14,324          14,153             14,290            14,145

EARNINGS PER SHARE OF COMMON STOCK - BASIC                        $ 0.64          $ 1.08             $ 1.32            $ 1.75
EARNINGS PER SHARE OF COMMON STOCK - DILUTED                      $ 0.64          $ 1.08             $ 1.31            $ 1.75

CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                 $ 0.72          $ 0.72             $ 1.44            $ 1.44

------------------------------------------------------------------------------------------------------------------------------


                      UIL HOLDINGS CORPORATION
             CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                  (THOUSANDS OF DOLLARS)
                        (UNAUDITED)
                                                                 Three Months Ended                  Six Months Ended
                                                                      June 30,                            June 30,
                                                                2002            2001              2002              2001
                                                                ----            ----              ----              ----

NET INCOME                                                       $ 9,140        $ 15,220           $ 18,709          $ 24,696
OTHER COMPREHENSIVE INCOME, NET OF TAX:
  UNREALIZED LOSS ON INVESTMENT                                     (388)              -               (519)                -
                                                            -------------   -------------     --------------    --------------

COMPREHENSIVE INCOME (NOTE A)                                    $ 8,752        $ 15,220           $ 18,190          $ 24,696
                                                            =============   =============     ==============    ==============


     The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

                     UIL HOLDINGS CORPORATION
                    CONSOLIDATED BALANCE SHEET

                              ASSETS
                      (THOUSANDS OF DOLLARS)

                                                                        June 30,            December 31,
                                                                          2002                 2001*
                                                                          ----                 -----
                                                                      (Unaudited)

Current Assets
  Unrestricted cash and temporary cash investments                           $ 6,847              $ 29,500
  Restricted cash                                                             29,855                56,596
  Utility accounts receivable less allowance of $1,500 and $1,500             60,782                58,607
  Other accounts receivable less allowance of $1,573 and $1,522              112,765               115,040
  Settlement assets                                                           58,792                37,655
  Unbilled revenues                                                           37,630                35,737
  Materials and supplies, at average cost                                     14,104                14,528
  Prepayments                                                                  2,785                 3,299
  Other                                                                        1,630                 1,005
                                                                    -----------------     -----------------
     Total Current Assets                                                    325,190               351,967
                                                                    -----------------     -----------------

Other Property and Investments
  Investment in United Bridgeport Energy facility                             95,251                92,059
  Nuclear decommissioning trust fund assets                                   26,932                26,269
  Marketable securities                                                            -                 3,954
  Other                                                                        1,088                 6,575
                                                                    -----------------     -----------------
     Total Other Property and Investments                                    123,271               128,857
                                                                    -----------------     -----------------

Property, Plant and Equipment at original cost
  In service                                                                 937,056               914,085
  Less, accumulated depreciation                                             436,088               420,743
                                                                    -----------------     -----------------
                                                                             500,968               493,342
Construction work in progress                                                 36,774                32,103
Nuclear fuel                                                                  19,619                20,973
                                                                    -----------------     -----------------
     Net Property, Plant and Equipment                                       557,361               546,418
                                                                    -----------------     -----------------

Regulatory Assets (AMOUNTS DUE FROM CUSTOMERS IN THE FUTURE
                   THROUGH THE RATEMAKING PROCESS)
  Nuclear plant investments-above market                                     467,173               477,396
  Income taxes due principally to book-tax differences                        85,563                86,114
  Long-term purchase power contracts-above market                            108,744               112,250
  Connecticut Yankee                                                          18,686                21,291
  Unamortized redemption costs                                                20,615                21,172
  Other                                                                       53,269                44,752
                                                                    -----------------     -----------------
     Total Regulatory Assets                                                 754,050               762,975
                                                                    -----------------     -----------------

Deferred Charges
  Goodwill                                                                    76,851                63,456
  Unamortized debt issuance expenses                                           4,655                 5,208
  Other                                                                        7,371                 5,050
                                                                    -----------------     -----------------
     Total Deferred Charges                                                   88,877                73,714
                                                                    -----------------     -----------------

     Total Assets                                                        $ 1,848,749           $ 1,863,931
                                                                    =================     =================

*Derived from audited financial statements

         The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

                     UIL HOLDINGS CORPORATION
                    CONSOLIDATED BALANCE SHEET

                  LIABILITIES AND CAPITALIZATION
                       (THOUSANDS OF DOLLARS)

                                                                      June 30,        December 31,
                                                                        2002              2001*
                                                                        ----              -----
                                                                     (Unaudited)
Current Liabilities
  Notes payable                                                          $ 23,355          $ 33,215
  Current portion of long-term debt                                       100,000           100,000
  Accounts payable                                                         33,558            40,716
  Settlement obligations                                                   84,682            92,348
  Dividends payable                                                        10,265            10,163
  Accrued liabilities                                                      99,418           103,374
  Taxes accrued                                                            10,070             6,373
  Interest accrued                                                         18,321            11,119
  Obligations under capital leases                                            455               438
                                                                    --------------    --------------
          Total Current Liabilities                                       380,124           397,746
                                                                    --------------    --------------

Noncurrent Liabilities
  Purchase power contract obligation                                      108,744           112,250
  Nuclear decommissioning obligation                                       26,932            26,269
  Connecticut Yankee contract obligation                                   12,577            14,969
  Long-term notes payable                                                  17,897            12,788
  Obligations under capital leases                                         15,056            15,288
  Other                                                                    13,927            13,689
                                                                    --------------    --------------
          Total Noncurrent Liabilities                                    195,133           195,253
                                                                    --------------    --------------

Deferred Income Taxes (FUTURE TAX LIABILITIES OWED
                       TO TAXING AUTHORITIES)                             221,095           221,727
                                                                    --------------    --------------

Regulatory Liabilities (AMOUNTS OWED TO CUSTOMERS IN THE
                        FUTURE THROUGH THE RATEMAKING PROCESS)
  Accumulated deferred investment tax credits                              13,550            13,764
  Deferred gains on sale of property                                       29,989            29,827
  Customer refund                                                             100             3,657
  Other                                                                     4,380             3,405
                                                                    --------------    --------------
          Total Regulatory Liabilities                                     48,019            50,653
                                                                    --------------    --------------

Commitments and Contingencies (Note L)

Capitalization (Note B)
  Long-term debt
    Long-term debt                                                        579,301           579,264
    Investment in Seabrook obligation bonds                               (78,754)          (80,707)
                                                                    --------------    --------------
      Net long-term debt                                                  500,547           498,557
                                                                    --------------    --------------

  Common Stock Equity
    Common Stock                                                          296,501           291,788
    Paid-in capital                                                         3,700             2,760
    Unrealized gain on investment                                               -               519
    Capital stock expense                                                  (2,170)           (2,170)
    Unearned employee stock ownership plan equity                          (6,886)           (7,361)
    Retained earnings                                                     212,686           214,459
                                                                    --------------    --------------
          Net Common Stock Equity                                         503,831           499,995
                                                                    --------------    --------------

          Total Capitalization                                          1,004,378           998,552
                                                                    --------------    --------------

          Total Liabilities and Capitalization                        $ 1,848,749       $ 1,863,931
                                                                    ==============    ==============

*Derived from audited financial statements

         The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

                 UIL HOLDINGS CORPORATION
           CONSOLIDATED STATEMENT OF CASH FLOWS

               (THOUSANDS OF DOLLARS)

                                                                Three Months Ended            Six Months Ended
                                                                     June 30,                     June 30,
                                                               2002           2001           2002         2001
                                                               -----          -----          -----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                    $ 9,140       $ 15,220       $ 18,709     $24,696
                                                            ------------   ------------    -----------  ----------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                               16,592         20,074         32,762      40,008
     Deferred income taxes                                          718         (3,856)        (1,064)    (16,319)
     Deferred investment tax credits - net                         (107)          (156)          (214)       (311)
     Amortization of nuclear fuel                                 1,031          1,557          2,585       2,442
     Allowance for funds used during construction                  (391)          (371)        (1,068)       (910)
     CTA and SBC regulatory deferral                             (2,472)        (2,655)        (5,261)     (5,879)
     Changes in:
       Accounts receivable - net                                 (5,828)        15,101          8,128     (26,770)
       Materials and supplies                                       826           (429)           605         955
       Prepayments                                                1,849          2,204            306        (540)
       Settlements assets                                        (4,984)         6,071        (21,137)      5,166
       Accounts payable                                             895            960         (9,425)    (15,363)
       Interest accrued                                           5,258          5,187          7,201       9,692
       Taxes accrued                                             (5,493)       (10,583)         3,567      11,333
       Settlements obligations                                    2,431        (11,354)        (7,666)     (8,626)
       Other assets and liabilities                              (5,020)         9,261        (16,427)     26,317
                                                            ------------   ------------    -----------  ----------
     Total Adjustments                                            5,305         31,011         (7,108)     21,195
                                                            ------------   ------------    -----------  ----------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                       14,445         46,231         11,601      45,891
                                                            ------------   ------------    -----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuances of:
      Common stock                                                2,282            377          5,608         700
      Long-term debt                                                  -              -              -      75,000
   Notes payable                                                  1,390        (16,496)       (10,780)    (73,986)
   Expenses of issuances                                              -              -              -        (825)
   Lease obligations                                               (179)          (100)          (285)       (198)
   Common stock dividends                                       (10,219)       (10,140)       (20,381)    (20,275)
                                                            ------------   ------------    -----------  ----------
 NET CASH USED IN FINANCING ACTIVITIES                           (6,726)       (26,359)       (25,838)    (19,584)
                                                            ------------   ------------    -----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Plant expenditures, including nuclear fuel                  (10,923)       (11,165)       (24,101)    (19,501)
    Acquisiton of businesses, net of cash acquired              (13,849)       (12,360)       (13,849)    (13,360)
    Investment in non-utility business                           (2,250)             -         (2,250)          -
    Investment in debt securities, net                                -              -          5,043       1,928
                                                            ------------   ------------    -----------  ----------
 NET CASH USED IN INVESTING ACTIVITIES                          (27,022)       (23,525)       (35,157)    (30,933)
                                                            ------------   ------------    -----------  ----------

CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD                                       (19,303)        (3,653)       (49,394)     (4,626)
BALANCE AT BEGINNING OF PERIOD                                   56,005         46,466         86,096      47,439
                                                            ------------   ------------    -----------  ----------
BALANCE AT END OF PERIOD                                         36,702         42,813         36,702      42,813
LESS: RESTRICTED CASH                                            29,855         31,073         29,855      31,073
                                                            ------------   ------------    -----------  ----------
BALANCE: UNRESTRICTED CASH AND TEMPORARY CASH INVESTMENTS       $ 6,847       $ 11,740        $ 6,847     $11,740
                                                            ============   ============    ===========  ==========

CASH PAID DURING THE PERIOD FOR:
   Interest (net of amount capitalized)                         $ 5,990        $ 6,388       $ 11,966     $10,737
                                                            ============   ============    ===========  ==========
   Income taxes                                                $ 11,200       $ 25,600       $ 12,800     $27,500
                                                            ============   ============    ===========  ==========


   The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

                            UIL HOLDINGS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

BASIS OF PRESENTATION

The consolidated financial statements of UIL Holdings Corporation (UIL Holdings) and its wholly-owned direct subsidiaries, The United Illuminating Company (UI) and United Resources, Inc. (URI), have been prepared pursuant to the applicable rules and regulations of the Securities and Exchange Commission (SEC). UIL Holdings' Consolidated Financial Statements include the accounts of UIL Holdings and its wholly-owned subsidiaries, UI and URI. Intercompany accounts and transactions have been eliminated in consolidation. The statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results of operations, financial position and cash flows for the periods presented. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. UIL Holdings believes that the disclosures are adequate to make the information presented not misleading. Certain prior year amounts have been reclassified to conform to the current year's presentation. UIL Holdings' Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in UIL Holdings' Annual Report on Form 10-K for the year ended December 31, 2001. Such notes are supplemented as follows:

(A)  STATEMENT OF ACCOUNTING POLICIES

NUCLEAR DECOMMISSIONING TRUSTS

External trust funds are maintained to fund the estimated future decommissioning costs of the nuclear generating units in which UI has an ownership interest. These costs are accrued as a charge to depreciation expense over the estimated service lives of the units and are recovered in rates on a current basis. UI paid $0.6 million and $1.3 million into the decommissioning trust fund for Seabrook Unit 1 in the three and six months ended June 30, 2002, respectively. The payments made into the decommissioning trust funds for Seabrook Unit 1 and Millstone Unit 3 were $0.9 million and $2.0 million for the three and six months ended June 30, 2001, respectively. The sale of UI's interest in Millstone Unit 3 was consummated on March 31, 2001.

At June 30, 2002, UI's share of the trust fund balance for Seabrook Unit 1, which included accumulated earnings on the funds, was $26.9 million. This fund balance is included in "Other Property and Investments" and the accrued decommissioning obligation is included in "Noncurrent Liabilities" on the Consolidated Balance Sheet.

IMPAIRMENT OF LONG-LIVED ASSETS

Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 31, 2001, requires the recognition of impairment losses on long-lived assets when the book value of an asset exceeds the sum of the expected future undiscounted cash flows that result from the use of the asset and its eventual disposition. This standard also requires that rate-regulated companies recognize an impairment loss when a regulator excludes all or part of a cost from rates, even if the regulator allows the company to earn a return on the remaining allowable costs. Under this standard, the probability of recovery and the recognition of regulatory assets under the criteria of SFAS No. 71 must be assessed on an ongoing basis. At June 30, 2002 and December 31, 2001, neither UI nor URI had any assets that were impaired under this standard.

COMPREHENSIVE INCOME

Comprehensive income included unrealized pre-tax losses of $645,342 and $862,500 for the three and six months ended June 30, 2002, respectively, $388,012 and $518,578, respectively, after-tax, on a convertible note held by

                            UIL HOLDINGS CORPORATION

American Payment Systems, Inc. (APS). The unrealized pre-tax loss of $862,500 for the six months ended June 30, 2002 reversed an unrealized pre-tax gain of $862,500 on the convertible note that occurred in the fourth quarter of 2001. The convertible note was repaid in May 2002. Comprehensive income for the three and six months ended June 30, 2001 was equal to net income as reported.

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

The Financial Accounting Standards Board has issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, which was adopted by UIL Holdings on January 1, 2002, UIL Holdings will no longer be amortizing its existing goodwill. At June 30, 2002, goodwill associated with its non-utility businesses was approximately $76.9 million. The elimination of goodwill amortization in 2002 will increase earnings per share by approximately $0.15 compared to 2001. In addition, UIL Holdings has been required to measure goodwill for impairment effective January 1, 2002 as part of the transition provisions. SFAS No. 142 requires goodwill to be allocated to reporting units and measured for impairment under a two-step test. UIL Holdings has completed the necessary test to determine if any impairment existed under a prescribed standard. No goodwill impairment was found under the prescribed standard. For the three and six months ended June 30, 2001, UIL Holdings' net income, adjusted to exclude the effect of amortization of goodwill during those periods, was $15.8 million and $25.9 million, respectively. Basic and diluted earnings per share for UIL Holdings, adjusted to exclude the effect of amortization of goodwill during the three months ended June 30, 2001, were $1.12 per share. Basic and diluted earnings per share for UIL Holdings, adjusted to exclude the effect of amortization of goodwill during the six months ended June 30, 2001, were $1.83 per share.

The Financial Accounting Standards Board has issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement, which is effective for fiscal years beginning after June 15, 2002, requires that an asset retirement obligation be recognized at the time when an entity faces a legal obligation to retire an asset. The asset retirement cost would be capitalized as part of the related long-lived asset and initially measured at fair value and adjusted in subsequent periods when necessary. Upon adoption of the statement, a cumulative effect approach will be used to recognize transition amounts for any existing asset retirement obligations. SFAS No. 143 will be effective for UIL Holdings beginning January 1, 2003. UIL Holdings is assessing the impact this standard will have on its financial position and results of operations.

(B)  CAPITALIZATION

COMMON STOCK

UIL Holdings had 14,460,680 shares of its common stock, without par value, outstanding at June 30, 2002, of which 202,570 shares were unallocated shares held by UI's 401(k)/Employee Stock Ownership Plan (KSOP) and not recognized as outstanding for accounting purposes.

In 1998, UI entered into an arrangement under which it loaned $11.5 million to the KSOP. The trustee for the KSOP used the funds to purchase 328,300 shares of UI common stock in open market transactions. On July 20, 2000, effective with the formation of a holding company structure, unallocated shares held by the KSOP were converted into shares of UIL Holdings' common stock. The shares will be allocated to employees' KSOP accounts, as the loan is repaid, to cover a portion of the required KSOP contributions. The loan will be repaid by the KSOP over a twelve-year period, using employer contributions and UIL Holdings' dividends paid on the unallocated shares of the stock held by the KSOP. As of June 30, 2002, 202,570 shares, with a fair market value of $11.0 million, had been purchased by the KSOP and had not been committed to be released or allocated to KSOP participants.

                            UIL HOLDINGS CORPORATION

In 1990, UI's Board of Directors and the shareowners approved a stock option plan for officers and key employees of UI. Effective with the formation of the holding company structure on July 20, 2000, all options were converted into options to purchase shares of UIL Holdings' common stock.

On June 28, 1999, UI's shareowners approved a stock option plan for directors, officers and key employees of UI, providing for the awarding of options to purchase up to 650,000 shares of common stock over periods of from one to ten years following the dates when the options are granted. The exercise price of each option cannot be less than the market value of the stock on the date of the grant. Effective with the formation of the holding company structure on July 20, 2000, all options were converted into options to purchase shares of UIL Holdings' common stock. On March 25, 2002, the Board of Directors recommended to the shareowners that the plan be amended to increase the maximum number of shares of UIL Holdings' common stock for which stock options may be granted from 650,000 to 1,350,000, and to increase the limit on the number of shares that may be covered by options granted in any one year to any employee from 50,000 to 150,000. The shareowners approved this amendment at the UIL Holdings Annual Meeting on May 15, 2002. The Board of Directors had granted options to purchase 220,700 shares of stock at an exercise price of $56.605 per share and 20,000 shares of stock at an exercise price of $57.60 per share, contingent on shareowner approval of this amendment.

RETAINED EARNINGS RESTRICTION

The indenture under which UI has issued $200 million principal amount of Notes places limitations on UI relative to the payment of cash dividends on its common stock, which is wholly-owned by UIL Holdings, and the purchase or redemption of said common stock. Retained earnings in the amount of $81.3 million were free from such limitations at June 30, 2002.

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

(C)  RATE-RELATED REGULATORY PROCEEDINGS

A final decision in a pending UI retail rate proceeding (Rate Case), discussed below, is expected by the end of the third quarter of 2002. The decision is expected to establish UI's rates, revenue requirements and authorized return on equity on a prospective basis, as well as determining whether to approve UI's proposed multi-year rate plan.

On December 31, 1996, the Connecticut Department of Public Utility Control
(DPUC) completed a financial and operational review of UI and ordered a five-year incentive retail rates regulation plan for the years 1997 through 2001 (the Rate Plan). The Rate Plan accelerated the amortization and recovery of regulatory assets if UI's common stock equity return on regulated utility investment exceeded 10.5% after recording the amortization. UI's authorized return on regulated utility common stock equity during the period was 11.5%. Earnings above 11.5%, on an annual basis, were utilized one-third for customer bill reductions, one-third to accelerate amortization of assets, and one-third retained as earnings.

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

                            UIL HOLDINGS CORPORATION

On February 13, 2001, the Connecticut Attorney General and the Office of Consumer Counsel petitioned the DPUC to initiate a proceeding and hold a hearing concerning the need to decrease UI's rates by reason of UI having earned a return on regulated common equity more than 1% above the authorized level of 11.5% for at least six consecutive months. The DPUC docketed such a proceeding and, by a letter dated July 3, 2001, stated its intention to combine a full review of UI's retail rates in the same docket as the overearnings proceeding. Following hearings on August 8, 2001 and August 27, 2001, the DPUC issued a final decision on October 31, 2001 holding that as a result of the earnings sharing mechanism embedded in UI's Rate Plan, UI's customers have directly benefited when UI has earned over its 11.5% authorized return on regulated common equity during the Rate Plan period. Because the earnings sharing mechanism was scheduled to end, with the Rate Plan, on December 31, 2001, the DPUC ordered that the earnings sharing mechanism be extended effective January 1, 2002 until the conclusion of the Rate Case proceeding. The DPUC's decision also found that UI's earnings are not expected to exceed 11.5% in 2002, but that just and reasonable rates for UI at this point in time can only be determined in the full Rate Case proceeding.

UI filed Rate Case schedules in November 2001, together with supporting pre-filed sworn written testimony. UI proposed no change in base rates for the rate year 2002, and no change in its 11.5% authorized return on equity. In addition, UI proposed a new rate plan for the period from the DPUC's Rate Case decision through 2007 (Proposed Rate Plan), including a change in the earnings sharing mechanism to utilize 50% of earnings over the authorized return, if any, to reduce stranded costs and 50% retained as earnings. UI anticipates a final decision in the Rate Case proceeding by the end of the third quarter of 2002.

In April 1998, Connecticut enacted Public Act 98-28 (the Restructuring Act), a massive and complex statute designed to restructure the State's regulated electric utility industry. As a result of the Restructuring Act, the business of generating and selling electricity directly to consumers has been opened to competition since January 2000. These business activities are separated from the business of delivering electricity to consumers, also known as the transmission and distribution business. The business of delivering electricity remains with the incumbent franchised utility companies (including UI) which continue to be regulated by the DPUC as Distribution Companies.

A major component of the Restructuring Act is the collection, by Distribution Companies, of a "competitive transition assessment," a "systems benefits charge," an "energy conservation and load management program charge" and a "renewable energy investment charge." The competitive transition assessment represents costs that have been reasonably incurred by, or will be incurred by, Distribution Companies to meet their public service obligations as electric companies, and that will likely not otherwise be recoverable in a competitive generation and supply market. These costs include above-market long-term purchased power contract obligations, regulatory asset recovery and above-market investments in power plants (so-called stranded costs). The systems benefits charge represents public policy costs, such as generation decommissioning and displaced worker protection costs. Beginning in 2000, a Distribution Company has been required to collect the competitive transition assessment, the systems benefits charge, the energy conservation and load management program charge and the renewable energy investment charge from its customers. The DPUC has an annual proceeding to review UI's collection of the competitive transition assessment and systems benefits charge for the prior year, and to establish the applicable competitive transition assessment charge and systems benefits charge for the next year. UI has proposed no changes to these charges since they were established in 1999 for collection beginning January 1, 2000.

Under the Restructuring Act, all Connecticut electricity customers are able to choose their power supply providers. Through December 31, 2003, UI is required to offer retail service to its customers under a regulated "standard offer" rate to each customer who does not choose an alternate power supply provider, even though UI is no longer in the business of retail power generation. UI is also required under the Restructuring Act to provide back-up power supply service to customers whose alternate power supply provider fails to provide power supply services for reasons other than the customers' failure to pay for such services. On December 28, 2001, UI entered into an agreement with Virginia Electric and Power Company for the supply of all of UI's standard offer generation service needs from January 1, 2002 through December 31, 2003, and for the supply of all of UI's other generation service requirements through 2008. See discussion in Note (L) with respect to UI's prior standard offer supplier.

                            UIL HOLDINGS CORPORATION

The Restructuring Act requires that, in order for UI to recover any stranded costs, it must attempt to divest its ownership interests in its nuclear-fueled power plants prior to 2004. On October 1, 1998, in its "unbundling plan" filing with the DPUC under the Restructuring Act, and in other regulatory dockets, UI stated that it planned to divest its nuclear generation ownership and leasehold interests (17.5% of Seabrook Station in New Hampshire and 3.685% of Millstone Unit 3 in Connecticut) by the end of 2003, in accordance with the Restructuring Act. The sale of UI's ownership in Millstone Unit 3 was consummated on March 31, 2001. On October 10, 2001, the DPUC issued its final decision approving, with certain modifications, the jointly filed plan by The Connecticut Light and Power Company and UI to divest their respective interests in Seabrook Station by an auction process. The New Hampshire Public Utilities Commission (NHPUC), in coordination with the DPUC, retained JPMorgan as the exclusive financial advisor to conduct the auction. On April 15, 2002, the NHPUC, in coordination with the DPUC, and JPMorgan announced that an agreement had been reached with an affiliate of FPL Group (FPL) to purchase 88.2% of Seabrook Station, including UI's ownership and leasehold interests in Units 1 and 2. Proceeds from the sale will be used to terminate UI's obligation under its Seabrook Unit 1 sale/leaseback agreement ($208.9 million), net of UI's investment in Seabrook Lease Obligation Bonds ($78.8 million). Consummation of the sale is subject to requisite regulatory approvals and completion of FPL's due diligence investigation prior to the closing date. UI currently expects that such regulatory approvals will be received, and the sale will be consummated around the end of 2002. In compliance with the Restructuring Act, the net-of-tax gain from the sale, after termination of the sale/leaseback agreement, that is in excess of the book value of the plant, as set by the DPUC, based on its estimate of the market value of the plant, must be used to reduce UI's stranded costs. Accordingly, at the time of sale, there should be no direct impact on financial results as a result of the sale. UI will, however, receive no future operating earnings from Seabrook Station after the sale is consummated.

The DPUC is required by Connecticut law to initiate a proceeding whenever a work stoppage occurs at a public service company for a period of more than seven days. Because the unionized employees at UI were on strike from May 16, 2002 to June 9, 2002, the DPUC will conduct a proceeding to determine whether, as a result of the work stoppage, UI earned unreasonable profits and whether the quality of service to UI's customers was impaired. UI is preparing a post-strike analysis of the financial impact of the strike, together with a review of service quality metrics, for submission to the DPUC.

Under Connecticut law, the DPUC is required to conduct a management audit of each electric public service company having more than seventy-five thousand customers, no less frequently than every six years. By a Request for Proposal dated July 3, 2002, the DPUC's Utilities Operations and Management Analysis Unit invited proposals from consulting firms to assist the DPUC in its performance of a management audit of UI.

(E)  SHORT-TERM CREDIT ARRANGEMENTS

UIL Holdings has a money market loan arrangement with JPMorgan Chase Bank. This is an uncommitted short-term borrowing arrangement under which JPMorgan Chase Bank may make loans to UIL Holdings for fixed maturities from one day up to six months. JPMorgan Securities, Inc. acts as an agent and sells the loans to investors. The fixed interest rates on the loans are determined based on conditions in the financial markets at the time of each loan. As of June 30, 2002, UIL Holdings had $12.1 million in loans outstanding under this arrangement.

On August 1, 2002, UIL Holdings entered into a revolving credit agreement with a group of banks, which extends to July 31, 2003. The borrowing limit of this facility is $100 million. The facility permits UIL Holdings to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits UIL Holdings to borrow money for fixed periods of time specified by UIL Holdings at fixed interest rates determined by the Eurodollar interbank market in London (LIBOR). If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of UIL Holdings and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to UIL Holdings under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then

                            UIL HOLDINGS CORPORATION
become due and payable. As of June 30, 2002, UIL Holdings had no short-term borrowings outstanding under the revolving credit facility that expired on August 1, 2002.

Xcelecom, Inc. (Xcelecom) has a revolving working capital credit agreement with a bank that has been extended to September 25, 2002. This agreement provides for a $25 million revolving working capital facility, available to meet working capital needs and to support standby letters of credit issued by Xcelecom in the normal course of its business. This agreement also provides for the payment of interest at a rate, at the option of Xcelecom, based on the bank's prime interest rate or LIBOR. As of June 30, 2002, the outstanding balance on this facility was $8.0 million. In addition, Xcelecom had outstanding standby letters of credit of $5.1 million at June 30, 2002. Xcelecom is currently negotiating a new facility with the bank.

American Payment Systems, Inc. (APS) has a $10 million revolving credit agreement with a bank that has been extended to September 20, 2002. This agreement is available for working capital needs, acquisition of fixed assets and investments in acquired companies. The terms of this agreement allow APS to select the interest rate on its short-term borrowings based on either the bank's prime interest rate or LIBOR. As of June 30, 2002, APS had $2.3 million in short-term borrowings outstanding under this agreement. APS is currently negotiating a new facility with the bank.

                      UIL HOLDINGS CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(F) INCOME TAXES

                                               Three Months Ended                Six Months Ended
                                                    June 30,                         June 30,
                                              2002           2001              2002            2001
                                              ----           ----              ----            ----
                                                (In Thousands)                   (In Thousands)
Income tax expense consists of:
Income tax provisions (benefit):
  Current
              Federal                         $6,170         $13,660           $14,155         $31,517
              State                            1,463           3,223             3,315           7,426
                                          -----------    ------------      ------------    ------------
                 Total current                 7,633          16,883            17,470          38,943
                                          -----------    ------------      ------------    ------------
  Deferred
              Federal                            872          (2,987)             (286)        (13,069)
              State                             (154)           (869)             (778)         (3,250)
                                          -----------    ------------      ------------    ------------
                 Total deferred                  718          (3,856)           (1,064)        (16,319)
                                          -----------    ------------      ------------    ------------

  Investment tax credits                        (107)           (156)             (214)           (311)
                                          -----------    ------------      ------------    ------------

     Total income tax expense                 $8,244         $12,871           $16,192         $22,313
                                          ===========    ============      ============    ============

Income tax components charged as follows:
  Operating tax expense                       $8,890         $12,995           $17,178         $22,449
  Nonoperating tax benefit                      (646)           (124)             (986)           (136)
                                          -----------    ------------      ------------    ------------

     Total income tax expense                 $8,244         $12,871           $16,192         $22,313
                                          ===========    ============      ============    ============

                         UIL HOLDINGS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(G)  SUPPLEMENTARY INFORMATION (UNAUDITED)

                                                            Three Months Ended              Six Months Ended
                                                                 June 30,                       June 30,
                                                           2002           2001            2002           2001
                                                           ----           ----            ----           ----
                                                              (In Thousands)                 (In Thousands)
OPERATING REVENUES
------------------
Utility
    Retail                                               $ 148,700      $ 150,653       $ 295,987      $ 300,000
    Wholesale                                               13,334         16,799          31,118         27,415
    Other                                                    6,437          6,262          13,391         11,513
Non-utility businesses
    American Payment Systems                                23,728         14,403          45,478         24,238
    Xcelecom                                                92,152         74,423         156,768        141,603
    Other/Eliminations                                         (63)           (31)           (118)           (62)
                                                       ------------  -------------    ------------  -------------
         Total Operating Revenues                        $ 284,288      $ 262,509       $ 542,624      $ 504,707
                                                       ============  =============    ============  =============

SALES BY CLASS(MEGAWATT-HOURS)
------------------------------
    Retail
    Residential                                            472,575        472,973       1,019,924      1,026,125
    Commercial                                             592,700        614,875       1,172,202      1,198,399
    Industrial                                             256,484        275,142         493,345        533,023
    Other                                                    9,695          9,706          22,580         22,686
                                                       ------------  -------------    ------------  -------------
    Total Retail Sales                                   1,331,454      1,372,696       2,708,051      2,780,233
    Wholesale                                              416,481        560,261         970,856        927,557
                                                       ------------  -------------    ------------  -------------
         Total Sales by Class                            1,747,935      1,932,957       3,678,907      3,707,790
                                                       ============  =============    ============  =============

DEPRECIATION AND AMORTIZATION
-----------------------------
    Utility property, plant, and equipment                 $ 6,910        $ 6,384        $ 13,837       $ 12,845
    Non-utility business property, plant and equipment       1,549            926           2,710          1,782
    Nuclear Decommissioning                                    673            834           1,345          1,771
                                                       ------------  -------------    ------------  -------------
         Total Depreciation                                  9,132          8,144          17,892         16,398
                                                       ------------  -------------    ------------  -------------
    Amortization of intangibles                                510          1,122             946          2,095
    Amortization of nuclear plant regulatory assets          3,168          3,768           6,194          5,874
    Amortization of purchase power contracts                 5,987          6,511          11,909         12,950
    Amortization of other regulatory assets                  1,047          1,436           2,119          2,873
    Amortization of cancelled plant                            293            293             586            586
                                                       ------------  -------------    ------------  -------------
         Total Amortization                                 11,005         13,130          21,754         24,378
                                                       ------------  -------------    ------------  -------------
         Total Depreciation and Amortization              $ 20,137       $ 21,274        $ 39,646       $ 40,776
                                                       ============  =============    ============  =============

TAXES - OTHER THAN INCOME TAXES
-------------------------------
    Operating:
       Connecticut gross earnings                          $ 6,531        $ 6,337        $ 12,954       $ 12,340
       Local real estate and personal property               3,174          3,121           6,587          6,419
       Payroll taxes                                         1,773          1,333           3,885          3,194
                                                       ------------  -------------    ------------  -------------
         Total Taxes - Other than Income Taxes            $ 11,478       $ 10,791        $ 23,426       $ 21,953
                                                       ============  =============    ============  =============

OTHER INCOME (EXPENSE), NET
---------------------------
    Interest income                                          $ 259          $ 164           $ 418          $ 311
    Allowance for funds used during construction               391            372           1,068            910
    Equity earnings from Connecticut Yankee                    101            128             185             91
    Non-utility business passive income (expense)           (4,149)           888          (5,622)         1,843
    Miscellaneous other income and (expense) - net            (348)           229              (4)          (150)
                                                       ------------  -------------    ------------  -------------
         Total Other Income (Expense), net                $ (3,746)       $ 1,781        $ (3,955)       $ 3,005
                                                       ============  =============    ============  =============

OTHER INTEREST, NET
-------------------
    Notes Payable                                            $ 106          $ 415           $ 209        $ 1,997
    Other                                                      447            397             773            815
                                                       ------------  -------------    ------------  -------------
         Total Other Interest, net                           $ 553          $ 812           $ 982        $ 2,812
                                                       ============  =============    ============  =============

                            UIL HOLDINGS CORPORATION

(L)  COMMITMENTS AND CONTINGENCIES

CAPITAL EXPENDITURE PROGRAM

UIL Holdings' continuing capital expenditure program is estimated at $308.2 million, excluding UI's allowance for funds used during construction, for 2002 through 2006. UI is planning to participate in a proposed 345KV project in southwestern Connecticut. The project will require numerous regulatory approvals and construction is not expected to commence until 2005 at the earliest. Due to uncertainty regarding the time schedule and UI's share of the cost of the project, this project has not been included in the total estimated cost of UIL Holdings' capital expenditure program for 2002 through 2006.

NUCLEAR INSURANCE CONTINGENCIES

The Price-Anderson Act, the renewal of which is pending in a Congressional conference committee, limits public liability resulting from a single incident at a nuclear power plant. The first $200 million of liability coverage is provided by purchasing the maximum amount of commercially available insurance. Additional liability coverage will be provided by an assessment of up to $83.9 million per incident, levied on each of the nuclear units licensed to operate in the United States, subject to a maximum assessment of $10 million per incident per nuclear unit in any year. In addition, if the sum of all public liability claims and legal costs resulting from any nuclear incident exceeds the maximum amount of financial protection, each reactor operator can be assessed an additional 5% of $83.9 million, or $4.2 million. The maximum assessment is adjusted at least every five years to reflect the impact of inflation. With respect to the one operating nuclear generating unit in which UI has an interest, UI will be obligated to pay its ownership and leasehold share of any statutory assessment resulting from a nuclear incident at any nuclear generating unit. Based on its interest in this nuclear generating unit, UI estimates its maximum liability would be $14.7 million per incident. However, any assessment would be limited to $1.8 million per incident per year.

The Nuclear Regulatory Commission requires each operating nuclear generating unit to obtain property insurance coverage in a minimum amount of $1.06 billion and to establish a system of prioritized use of the insurance proceeds in the event of a nuclear incident. The system requires that the first $1.06 billion of insurance proceeds be used to stabilize the nuclear reactor to prevent any significant risk to public health and safety and then for decontamination and cleanup operations. Only following completion of these tasks would the balance, if any, of the segregated insurance proceeds become available to the unit's owners. For the one operating nuclear generating unit in which UI has an interest, UI is required to pay its ownership and leasehold share of the cost of purchasing such insurance. Although this unit has purchased $2.75 billion of property insurance coverage, representing the limits of coverage currently available from conventional nuclear insurance pools, the cost of a nuclear incident could exceed available insurance proceeds. Under those circumstances, the nuclear insurance pools that provide this coverage may levy assessments against the insured owner companies if pool losses exceed the accumulated funds available to the pool. The maximum potential assessments against UI with respect to losses occurring during current policy years are approximately $3.7 million.

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

                            UIL HOLDINGS CORPORATION

UI's estimate of its remaining share of Connecticut Yankee costs, including decommissioning, less the return of UI's investment in Connecticut Yankee (approximately $6.1 million) and the projected future return on this investment (approximately $1.2 million) at June 30, 2002, is approximately $12.6 million. This estimate, which is subject to ongoing review and revision, has been recorded as an obligation with an offsetting regulatory asset of $18.7 million, which includes the $6.1 million return of investment. UI estimates that the decommissioning will be completed in 2004.

                                  HYDRO-QUEBEC

UI is a participant in the Hydro-Quebec transmission intertie facility linking New England and Quebec, Canada. Phase I of this facility, which became operational in 1986 and in which UI has a 5.45% participating share, has a 690 megawatt equivalent generation capacity value; and Phase II, in which UI has a 5.45% participating share, increased the equivalent generation capacity value of the intertie from 690 megawatts to a maximum of 2000 megawatts in 1991. UI is obligated to furnish a guarantee for its participating share of the debt financing for the Phase II facility. As of June 30, 2002, UI's guarantee liability for this debt was approximately $4.7 million.

                            CROSS-SOUND CABLE PROJECT

United Capital Investments (UCI), an indirect wholly-owned subsidiary of UIL Holdings, has a 25% interest in Cross-Sound Cable Company, LLC (Cross-Sound), which owns and proposes to operate a 330-megawatt merchant transmission line connecting Connecticut and Long Island under Long Island Sound. UCI has furnished a credit support agreement for its participating share of the debt financing during construction of this project, up to a maximum of $33.8 million. Under a separate agreement, UIL Holdings is a guarantor of the credit-support obligation of UCI. Cross-Sound has informed UCI that, as of June 30, 2002, UCI's credit-support obligation was approximately $9.4 million, assuming that the primary third-party project guarantors meet their obligations. This project has been opposed by a number of public officials and private groups who have participated actively in governmental permitting proceedings relative to the project and have attempted to enact a state statute delaying the project. On March 17, 2002, the Connecticut Department of Environmental Protection issued a permit for the project and, on March 19, 2002, the United States Army Corps of Engineers approved a permit application for siting the cable in the New Haven Harbor navigation channel. In January 2002, the Connecticut Siting Council (CSC) approved a permit application for siting the cable; however, the Connecticut Attorney General and the City of New Haven have appealed the CSC's decision to the Connecticut Superior Court. The Superior Court has denied requests filed by both the Attorney General and the City for a stay of the effectiveness of the CSC permit pending a decision on this appeal; and UCI management believes that the CSC decision will be upheld on appeal, although there can be no assurance that it will be upheld. Construction of the transmission line in accordance with the governmental permits has not been completed; and it is not known at this time when commercial operation will commence.

                             ENVIRONMENTAL CONCERNS

In complying with existing environmental statutes and regulations and further developments in areas of environmental concern, including legislation and studies in the fields of water quality, hazardous waste handling and disposal, toxic substances, and electric and magnetic fields, UIL Holdings and its wholly-owned direct and indirect subsidiaries may incur substantial capital expenditures for equipment modifications and additions, monitoring equipment and recording devices, and it may incur additional operating expenses. The total amount of these expenditures is not now determinable. Environmental damage claims may also arise from the operations of UIL Holdings' subsidiaries. Significant environmental issues known to UIL Holdings at this time are described below.

             SITE DECONTAMINATION, DEMOLITION AND REMEDIATION COSTS

As a result of a 1992 DPUC retail rate decision, since January 1, 1993, UI has been recovering through retail rates $1.075 million per year of environmental remediation costs for decontaminating its demolished Steel Point Station

                            UIL HOLDINGS CORPORATION
property in Bridgeport. The amortization of approximately $3.0 million of these costs, as proposed by UI in its pending Rate Case for the period 2002 through 2004, reflects the remaining cost of cleaning up the property, assuming a zero sales value. Final costs will be offset by any sale price realized, and will be subject to regulatory true-up upon disposition of the property.

Subsequent to the demolition of Steel Point Station, the adjacent East Main Street Substation was removed at the request of the City of Bridgeport. UI will undertake an environmental subsurface investigation of the former substation site, but potential environmental remediation costs cannot be estimated at this time.

Concurrent with the removal of the East Main Street Substation, the Congress Street Station was expanded to replace it. The Congress Street Station expansion cost $11.1 million, of which $10.6 million is reimbursable from the City of Bridgeport. UI expects that the receivable will be collectible from the City of Bridgeport through anticipated redevelopment grants or similar funding by the State of Connecticut.

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

UI closed on the sale of its Bridgeport Harbor Station and New Haven Harbor Station generating plants in compliance with Connecticut's electric utility industry restructuring legislation on April 16, 1999. Environmental assessments performed in connection with the marketing of these plants indicate that substantial remediation expenditures will be required in order to bring the plant sites into compliance with applicable minimum Connecticut environmental standards. The purchaser of the plants has agreed to undertake and pay for the remediation of the purchased properties. With respect to the portion of the New Haven Harbor Station site that UI has retained, UI has performed an additional environmental investigation. That investigation has refined what UI knows about the site conditions. At this time, UI is in the process of estimating the scope and cost of the remediation that will be required.

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

                 TERMINATION OF STANDARD OFFER SUPPLY AGREEMENT

On December 28, 1999, UI entered into agreements with Enron Power Marketing, Inc. (EPMI), a subsidiary of Enron Corp. (Enron), for the supply of all of the power needed by UI to meet its standard offer generation service needs and its other generation service requirements at fixed prices. The four-year standard offer period ends December 31, 2003; and UI's other generation service requirements continue, in decreasing annual quantities, until 2008. Effective January 1, 2002, UI terminated all of its agreements with EPMI by reason of EPMI's default under its agreements with UI, including EPMI's commencement of bankruptcy proceedings on December 2, 2001. UI has been contacted by

                            UIL HOLDINGS CORPORATION
representatives of EPMI seeking information relating to the calculation of the damages payable to UI as a result of EPMI's default.

(M)  NUCLEAR FUEL DISPOSAL AND NUCLEAR PLANT DECOMMISSIONING

New Hampshire has enacted a law requiring that the funds required to finance the decommissioning of nuclear generating units in that state be managed by the State Treasurer. The New Hampshire Nuclear Decommissioning Financing Committee
(NDFC) has established $584.7 million (in 2002 dollars) as the decommissioning cost estimate for Seabrook Station, of which UI's share would be approximately $102.3 million. This estimate assumes the property on which Seabrook Station is located will be restored on a commercial-industrial site restoration basis at the end of its estimated 36-year energy producing life. Monthly decommissioning payments are being made to the state-managed decommissioning trust fund. UI's share of the decommissioning payments made during the first six months of 2002 was $1.3 million. UI's share of the fund at June 30, 2002 was approximately $26.9 million.

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

Connecticut has enacted a law requiring the operators of nuclear generating units to file periodically with the DPUC their plans for financing the decommissioning of the units in that state. The projected remaining decommissioning cost for the Connecticut Yankee Unit, assuming the prompt removal and dismantling of the unit, under the August 1, 2000 FERC decision with respect to Connecticut Yankee described above, escalated to June 30, 2002, is approximately $228.4 million, of which UI's 9.5% equity ownership share is approximately $21.7 million. Decommissioning costs of $0.8 million were funded by UI during the first six months of 2002, and UI's share of the fund at June 30, 2002 was $24.2 million, based on the market value of the fund at that time. The $24.2 million trust fund balance consists of $8.9 million reserved for remaining decommissioning costs, $14.3 million for spent fuel disposal obligations, and the remainder for completed decommissioning work not yet paid.

                            UIL HOLDINGS CORPORATION

(P)  SEGMENT INFORMATION

UIL Holdings has two reportable operating segments, UI, its regulated electric utility business engaged in the purchase, transmission, distribution and sale of electricity, and Xcelecom, its non-utility, indirect, wholly-owned subsidiary, which provides specialized contracting services in the electrical, communications and data network infrastructure industries. Revenues from inter-segment transactions are minimal. All of UIL Holdings' revenues are derived in the United States.

The following table reconciles certain segment information with that provided in UIL Holdings' Consolidated Financial Statements. In the table, Other includes the information for the remainder of UIL Holdings' non-utility businesses and inter-segment eliminations.

                                            JUNE 30, 2002     DECEMBER 31, 2001
                                            -------------     -----------------
 Total Assets                                          (In Thousands)
 ------------
     Utility                                 $1,514,210           $1,536,802
     Xcelecom - Non-utility business            201,310              180,794
     Other                                      133,229              146,335
                                            -----------------------------------
        Total - UIL Holdings                 $1,848,749           $1,863,931
                                            ===================================



                                      THREE MONTHS    THREE MONTHS     SIX MONTHS     SIX MONTHS
                                          ENDED           ENDED          ENDED          ENDED
                                      JUNE 30, 2002   JUNE 30, 2001   JUNE 30, 2002  JUNE 30, 2001
                                      -------------   -------------   -------------  -------------
Revenues from External Customers                (In Thousands)              (In Thousands)
--------------------------------
    Utility                             $168,471        $173,714        $340,496        $338,928
    Xcelecom - Non-utility business       92,152          74,423         156,768         141,603
    Other                                 23,665          14,372          45,360          24,176
                                      ------------------------------------------------------------
       Total - UIL Holdings             $284,288        $262,509        $542,624        $504,707
                                      ============================================================



Income (Loss) before Income Taxes
    Utility                              $22,474         $27,051         $47,701         $47,948
    Xcelecom - Non-utility business        2,621           2,994            (983)          3,404
    Other                                 (7,711)         (1,954)        (11,817)         (4,343)
                                      ------------------------------------------------------------
       Total - UIL Holdings              $17,384         $28,091         $34,901         $47,009
                                      ============================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                     MAJOR INFLUENCES ON FINANCIAL CONDITION

The financial condition of UIL Holdings Corporation (UIL Holdings) will continue to be dependent on the retail rate levels and the level of the electric utility retail sales of its direct subsidiary, The United Illuminating Company (UI) and on UI's ability to control its expenses, as well as on the performance of the businesses of UIL Holdings' non-utility subsidiaries. A final decision in UI's pending retail rate proceeding (Rate Case), discussed below, is expected by the end of the third quarter of 2002. The decision is expected to establish UI's rates, revenue requirements and authorized return on equity on a prospective basis, as well as determining whether to approve UI's proposed multi-year rate plan. The two primary factors that affect electric utility sales volume are economic conditions and weather. The principal factors affecting the financial condition of UIL Holdings' operating non-utility subsidiaries, American Payment Systems, Inc. and Xcelecom, Inc., are the pace of technological changes, competition, risks related to management of internal growth, acquisition financing and integration, exposure to downturns in the economy, risks associated with contracts, recoverability and possible impairment of goodwill, and collectibility of receivables.

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

UI filed Rate Case schedules in November 2001, together with supporting pre-filed sworn written testimony. UI proposed no change in base rates for the rate year 2002, and no change in its 11.5% authorized return on equity. In addition, UI proposed a new rate plan for the period from the DPUC's Rate Case decision through 2007 (Proposed Rate Plan), including a change in the earnings sharing mechanism to utilize 50% of earnings over the authorized return, if any, to reduce stranded costs and 50% retained as earnings. UI anticipates a final decision in the Rate Case proceeding by the end of the third quarter of 2002.

In April 1998, Connecticut enacted Public Act 98-28 (the Restructuring Act), a massive and complex statute designed to restructure the State's regulated electric utility industry. As a result of the Restructuring Act, the business of generating and selling electricity directly to consumers has been opened to competition since January 2000. These business activities are separated from the business of delivering electricity to consumers, also known as the transmission and distribution business. The business of delivering electricity remains with the incumbent franchised utility companies (including UI) which continue to be regulated by the DPUC as Distribution Companies.

Under the Restructuring Act, all Connecticut electricity customers are able to choose their power supply providers. Through December 31, 2003, UI is required to offer retail service to its customers under a regulated "standard offer" rate to each customer who does not choose an alternate power supply provider, even though UI is no longer in the business of retail power generation. UI is also required under the Restructuring Act to provide back-up power supply service to customers whose alternate power supply provider fails to provide power supply services for reasons other than the customers' failure to pay for such services.

The Restructuring Act requires that, in order for UI to recover any stranded costs, it must attempt to divest its ownership interests in its nuclear-fueled power plants prior to 2004. On October 1, 1998, in its "unbundling plan" filing with the DPUC under the Restructuring Act, and in other regulatory dockets, UI stated that it planned to divest its nuclear generation ownership and leasehold interests (17.5% of Seabrook Station in New Hampshire and 3.685% of Millstone Unit 3 in Connecticut) by the end of 2003, in accordance with the Restructuring Act. The sale of UI's ownership in Millstone Unit 3 was consummated on March 31, 2001. On October 10, 2001, the DPUC issued its final decision approving, with certain modifications, the jointly filed plan by The Connecticut Light and Power Company and UI to divest their respective interests in Seabrook Station by an auction process. The New Hampshire Public Utilities Commission (NHPUC), in coordination with the DPUC, retained JPMorgan as the exclusive financial advisor to conduct the auction. On April 15, 2002, the NHPUC, in coordination with the DPUC, and JPMorgan announced that an agreement had been reached with an affiliate of FPL Group (FPL) to purchase 88.2% of Seabrook Station, including UI's ownership and leasehold interests in Units 1 and 2. Proceeds from the sale will be used to terminate UI's obligation under its Seabrook Unit 1 sale/leaseback agreement ($208.9 million), net of UI's investment in Seabrook Lease Obligation Bonds ($78.8 million). Consummation of the sale is subject to requisite regulatory approvals and completion of FPL's due diligence investigation prior to the closing date. UI currently expects that such regulatory approvals will be received, and the sale will be consummated around the end of 2002. In compliance with the Restructuring Act, the net-of-tax gain from the sale, after termination of the sale/leaseback agreement, that is in excess of the book value of the plant, as set by the DPUC, based on its estimate of the market value of the plant, must be used to reduce UI's stranded costs. Accordingly, at the time of sale, there should be no direct impact on financial results as a result of the sale. UI will, however, receive no future operating earnings from Seabrook Station after the sale is consummated.

                           CAPITAL EXPENDITURE PROGRAM

UIL Holdings' 2002-2006 estimated capital expenditure program, excluding UI's allowance for funds used during construction, is presently budgeted as follows:

                                          2002         2003         2004          2005         2006         TOTAL
                                          ----         ----         ----          ----         ----         -----
                                                                     (In Millions)
UI Distribution and Transmission (1)     $68.2        $54.1        $35.8         $26.4        $22.4        $206.9
                                     -------------------------------------------------------------------------------

United Resources, Inc. (URI) (2)
    American Payment Systems              13.8          4.4          9.2           9.0          9.1          45.5
    Xcelecom                              15.6          8.6         10.7           7.9          8.2          51.0
    United Capital Investments             1.2          1.1          0.2           -            -             2.5
    United Bridgeport Energy               2.3          -            -             -            -             2.3
                                     -------------------------------------------------------------------------------
         Total URI                        32.9         14.1         20.1          16.9         17.3         101.3
                                     -------------------------------------------------------------------------------

Total UIL Holdings                      $101.1        $68.2        $55.9         $43.3        $39.7        $308.2
                                     ===============================================================================

(1) Any capital expenditures in connection with UI's interest in Seabrook Station, including those for nuclear fuel, made during 2002 will be recovered, subject to DPUC approval, through the sale of UI's interest in Seabrook Station, expected to be completed around the end of 2002. These expenditures are not included above. Capital expenditures for UI reflect information filed with the DPUC, as part of the Rate Case proceeding. UI may review its capital expenditure program after it has received the final DPUC decision in this proceeding.
(2) Estimated expenditures in 2002 for URI include costs for an acquisition that has been completed and estimates for investments similar to those previously completed. There is no guarantee that such estimated investments will take place, and none are forecast beyond 2002.

                         LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, UIL Holdings had $36.7 million of cash and temporary cash investments, of which $29.9 million is restricted cash. This represents a decrease of $49.4 million from the corresponding balance at December 31, 2001. The components of this decrease, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

                                                                   (In Millions)
                                                                    -----------

Balance, December 31, 2001                                             $86.1
                                                                        ----

Net cash provided by operating activities:
-   Net cash provided by operating activities before net settlements    40.4
-   Net settlements (Note A)                                           (28.8)
                                                                       -----
                                                                        11.6

Net cash (used in) financing activities:
-   Financing activities, excluding dividend payments                   (5.4)
-   Dividend payments                                                  (20.4)
                                                                       -----
                                                                       (25.8)

Net cash provided by (used in) investing activities:
-   Investment in debt securities                                        5.0
-   Cash invested in plant, including nuclear fuel                     (24.1)
-   Acquisition of businesses, net of cash acquired                    (13.8)
-   Investment in non-utility business                                  (2.3)
                                                                       -----
                                                                       (35.2)

       Net Change in Cash                                              (49.4)
                                                                       -----

Balance, June 30, 2002                                                 $36.7
                                                                       =====

Note A: The net settlements reflected above as a component of cash provided by operating activities represent the change in net accounts receivable due from APS's agents, as well as net payables due to APS's clients.

UIL Holdings' capital requirements are projected as follows:

                                                                 2002       2003        2004        2005        2006
                                                                 ----       ----        ----        ----        ----
                                                                                    (In millions)
Unrestricted Cash on Hand - Beginning of Year  (1)               $29.5     $  -        $  -       $  -        $  -
Funds from Operations less Dividends  (2)                         69.5       71.1        87.6        91.7        90.8
                                                              --------------------------------------------------------
         Subtotal                                                 99.0       71.1        87.6        91.7        90.8

Less:
Capital Expenditures  (2)
     UI                                                           68.2       54.1        35.8        26.4        22.4
     URI                                                          32.9       14.1        20.1        16.9        17.3
                                                              --------------------------------------------------------
        Total Capital Expenditures                               101.1       68.2        55.9        43.3        39.7

Plus:
Net Cash (after-tax) from Sale of Seabrook  (3)                  151.9        -           -           -           -
Proceeds from Redemption of Seabrook Lease Obligation
   Bonds Owned by UI                                              78.8        -           -           -           -
                                                              --------------------------------------------------------

Cash Available to pay Debt Maturities and Redemptions            228.6        2.9        31.7        48.4        51.1

Less:
Maturities and Mandatory Redemptions                             100.0      100.0         -         104.3        79.3
Termination of Obligation under Seabrook Unit 1
   Sale/leaseback Agreement                                      208.9        -           -           -           -
                                                              --------------------------------------------------------

External Financing Requirements (Surplus)  (2)                    80.3       97.1       (31.7)       55.9        28.2
                                                              --------------------------------------------------------

Plus:
Issuance and Sale of Long-term Debt                              100.0       75.0         -          50.0         -
                                                              --------------------------------------------------------

Increase (Decrease) in Short-Term Borrowings                     (19.7)      22.1       (31.7)        5.9        28.2
                                                              --------------------------------------------------------

Short-Term Borrowings/(Temporary Cash Investments) -
   End of Year                                                   $11.9      $34.0        $2.3        $8.2       $36.4
                                                              ========================================================

(1) Excludes restricted cash in American Payment Systems, Inc. of $53.0 million, UI of $3.2 million and Xcelecom, Inc. of $0.4 million.
(2) "Funds from Operations less Dividends," "Capital Expenditures" and "External Financing Requirements (Surplus)" are estimates based on current earnings and cash flow projections Estimated capital expenditures in 2002 for URI include costs for an acquisition that has been completed and estimates for investments similar to those previously completed. There is no guarantee that such estimated investments will take place, and none are forecast beyond 2002. All of these estimates are subject to change due to future events and conditions that may be substantially different from those used in developing the projections.
(3) The estimate for "Net Cash (after-tax) from Sale of Seabrook" is broken down as follows:
     Net proceeds from sale ($143.3 million), less Lessor's share of proceeds ($53.1 million), plus net income tax benefit from the sale of Seabrook and termination of sale/leaseback agreement ($61.7 million). The sale is expected to be completed around the end of 2002.

All capital requirements that exceed available cash will have to be provided by external financing. Although there is no commitment to provide such financing from any source of funds, other than a $100 million revolving credit agreement that UIL Holdings has with a group of banks, a $25 million revolving credit agreement that Xcelecom has with a bank, and a $10 million revolving credit agreement that APS has with a bank, future external financing needs are expected to be satisfied by the issuance of additional short-term and long-term debt. The continued availability of these methods of financing will be dependent on many factors, including conditions in the securities markets, economic conditions, and future income and cash flow.

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

URI serves as the parent corporation for several non-utility businesses, each of which is incorporated separately to participate in business ventures that are intended to provide long-term rewards to UIL Holdings' shareowners. As of June 30, 2002, UIL Holdings has invested approximately $260.4 million in URI. URI, which is not itself an operating company, has four wholly-owned subsidiaries:

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

XCELECOM, INC. (Xcelecom) and its subsidiaries, provide general and specialty electrical and voice-data-video design, construction, systems integration and related services in regional markets of the Eastern United States. The Xcelecom subsidiaries, all of which have been obtained through acquisitions, include Allan Electric Co., Inc., Brite-Way Electrical Contractors, Inc., JBL Electric, Inc. and The Datastore, Incorporated, all in New Jersey, Orlando Diefenderfer Electrical Contractors, Inc., in Pennsylvania, 4Front Systems, Inc., in North Carolina, J. E. Richards, Inc. and Richards Electric, Inc. in Maryland, Terry's Electric, Inc. in Florida, and Johnson Electric Co., Inc., M. J. Daly & Sons, Inc., McPhee Electric Ltd., LLC and McPhee Utility Power and Signal, Ltd., all in Connecticut. Xcelecom also owns and operates two heating and cooling energy centers, through its Thermal Energies, Inc. subsidiary, that provide heating and cooling service to two of New Haven, Connecticut's largest office and government complexes.

UNITED CAPITAL INVESTMENTS, INC. (UCI) invests in passive business investments. Some of its investments include:

o CROSS-SOUND CABLE COMPANY, LLC (CROSS-SOUND) - UCI has a 25% interest in a merchant electric transmission line project that owns and proposes to operate a 330-megawatt high voltage direct current transmission line connecting Connecticut and Long Island under Long Island Sound. UCI has furnished a credit support agreement for its participating share of the debt financing during construction of this project, up to a maximum of $33.8 million. Under a separate agreement, UIL Holdings is a guarantor of the credit-support obligation of UCI. Cross-Sound has informed UCI that, as of June 30, 2002, UCI's credit-support obligation was approximately $9.4 million, assuming that the primary third-party guarantors meet their obligations. This project has been opposed by a number of public officials and private groups who have participated actively in governmental permitting proceedings relative to the project and have attempted to enact a state statute delaying the project. On March 17, 2002, the Connecticut Department of Environmental Protection issued a permit for the project and, on March 19, 2002, the United States Army Corps of Engineers approved a permit application for siting the cable in the New Haven Harbor navigation channel. In January 2002, the Connecticut Siting Council (CSC) approved a permit application for siting the cable; however, the Connecticut Attorney General and the City of New Haven have appealed the CSC's decision to the Connecticut Superior Court. The Superior Court has denied requests filed by both the Attorney General and the City for a stay of the effectiveness of the CSC permit pending a decision on this appeal; and UCI management believes that the CSC decision will be upheld on appeal, although there can be no assurance that it will be upheld. Construction of the transmission line in accordance with the governmental permits has not been completed; and it is not known at this time when commercial operation will commence.

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

UNITED BRIDGEPORT ENERGY, INC. (UBE) owns, as a passive investor, 331/3% of a merchant wholesale electric generating facility co-owned and operated by a unit of Duke Energy and located in Bridgeport, Connecticut. As of June 30, 2002, UBE has invested $95.3 million in the facility.

                              RESULTS OF OPERATIONS

UIL HOLDINGS CORPORATION RESULTS OF OPERATIONS:  SECOND QUARTER 2002 ACTUAL
---------------------------------------------------------------------------
EARNINGS VS. PREVIOUS ESTIMATE
------------------------------

Net Income for UIL Holdings Corporation (UIL Holdings) was $9.1 million in the second quarter of 2002, or $0.64 per share. The second quarter result was at the top end of the range estimated in UIL Holdings' first quarter earnings release dated April 22, 2002, despite losses in the non-utility businesses. Second quarter earnings for The United Illuminating Company (UI), excluding the Nuclear Division, increased significantly over the prior projections, but much of that improvement was due to the timing of expenditures rather than permanent savings. Earnings also improved from the previous estimate at the Nuclear Division because of improved performance, a slightly shorter than anticipated refueling outage, and lower expenses. These improvements were offset by unexpected losses in passive investments at United Capital Investments, Inc. (UCI), deteriorating economic conditions affecting Xcelecom's businesses, and the poor market for power sales at United Bridgeport Energy, Inc. (UBE) during this period. The weak economy has affected Xcelecom and similar companies in the specialty construction contracting and systems integrations industry.

SECOND QUARTER 2002 VS. SECOND QUARTER 2001
-------------------------------------------

UIL HOLDINGS CORPORATION RESULTS OF OPERATIONS:  SECOND QUARTER 2002 VS. SECOND
-----------------------------------------------  ------------------------------
QUARTER 2001
------------

UIL Holdings' second quarter 2002 earnings decreased by $6.1 million, or $0.44 per share, compared to second quarter 2001 earnings of $15.2 million, or $1.08 per share. The change in earnings was made up of the following components. Nuclear Division earnings decreased by $0.23 per share because of a scheduled refueling outage in the second quarter of 2002. Earnings for United Resources, Inc. (URI) decreased by $0.25 per share, due primarily to losses in passive investments at UCI and a scheduled overhaul at UBE. Earnings were also affected by the slowdown in construction activity and technology spending impacting URI's Xcelecom subsidiary. Earnings at UI, excluding the Nuclear Division, increased by $0.04 per share.

The table below represents a comparison of UIL Holdings' Net Income and Earnings Per Share (EPS) for the second quarter of 2002 and the second quarter of 2001.

------------------------------------------------------------------------------------------------
                                                                      2002 more (less) than 2001
                                                                      --------------------------
                                        Quarter Ended  Quarter Ended
                                        June 30, 2002  June 30, 2001   Amount        Percent
------------------------------------------------------------------------------------------------
NET INCOME (IN MILLIONS EXCEPT PERCENTS)
   UI from Operations                      $12.1          $11.4         $0.7            6%
   Nuclear Division                          0.1            3.3         (3.2)         (97)%
   United Resources (Non-Utility)           (3.1)           0.5         (3.6)         - -
                                            ----           ----         ----
     TOTAL NET INCOME FROM OPERATIONS      $ 9.1          $15.2        $(6.1)         (40)%

EPS FROM OPERATIONS
   UI                                      $0.85          $0.81        $0.04            5%
   Nuclear Division                         0.01           0.24        (0.23)         (96)%
   United Resources (Non-Utility)          (0.22)          0.03        (0.25)         - -
                                           -----           ----         ----
     TOTAL EPS - BASIC                     $0.64          $1.08       $(0.44)         (41)%
     TOTAL EPS - DILUTED (NOTE A)          $0.64          $1.08       $(0.44)         (41)%
                                            ====           ====         ====
------------------------------------------------------------------------------------------------

Note A: Reflecting the effect of unexercised dilutive stock options.

The following table is a line-by-line breakdown of UIL Holdings' Consolidated Statement of Income by subsidiary, including comparisons between the second quarter of 2002 and the second quarter of 2001. Significant variances are explained in the individual subsidiary sections that follow.

                                                                                             2002 MORE
                                                                                            (LESS) THAN
                                                            QUARTER ENDED   QUARTER ENDED       2001
(IN MILLIONS)                                               JUNE 30, 2002   JUNE 30, 2001      AMOUNT
-------------                                               -------------   -------------      ------
OPERATING REVENUE
UI from operations, before sharing                                $159.0          $160.2       ($1.2)
UI sharing from operations                                           0.0             0.0         0.0
UI one-time items                                                    0.0             0.0         0.0
Nuclear                                                              9.4            13.5        (4.1)
URI                                                                115.8            88.8        27.0
                                                                  ------          ------       -----
  Total                                                           $284.2          $262.5       $21.7
                                                                  ======          ======       =====

FUEL AND ENERGY EXPENSE
UI                                                                 $60.7           $63.9       ($3.2)
Nuclear                                                              1.3             2.0        (0.7)
                                                                  ------          ------       -----
  Total                                                            $62.0           $65.9       ($3.9)
                                                                  ======          ======       =====
OPERATION AND MAINTENANCE EXPENSE
UI                                                                 $40.1           $39.3        $0.8
Nuclear                                                              6.7             4.8         1.9
URI                                                                112.4            83.5        28.9
                                                                  ------          ------       -----
  Total                                                           $159.2          $127.6       $31.6
                                                                  ======          ======       =====
DEPRECIATION AND AMORTIZATION
UI                                                                  $7.2            $6.9        $0.3
Nuclear                                                              0.4             0.4         0.0
URI                                                                  1.5             1.1         0.4
                                                                  ------          ------       -----
  Subtotal depreciation                                              9.1             8.4         0.7
Amortization of regulatory assets (UI)                              10.5            12.0        (1.5)
Amortization URI                                                     0.5             0.9        (0.4)
                                                                  ------          ------       -----
  Total depreciation and amortization                              $20.1           $21.3       ($1.2)
                                                                  ======          ======       =====
TAXES - OTHER THAN INCOME TAXES
UI - State gross earnings tax                                       $6.5            $6.3        $0.2
UI - other                                                           4.0             3.8         0.2
Nuclear - other                                                      0.4             0.3         0.1
URI - other                                                          0.6             0.4         0.2
                                                                  ------          ------       -----
  Total                                                            $11.5           $10.8        $0.7
                                                                  ======          ======       =====
OTHER INCOME AND DEDUCTIONS
UI                                                                  $0.2            $1.6       ($1.4)
Nuclear                                                              0.0             0.0         0.0
URI                                                                 (4.0)            0.2        (4.2)
                                                                  ------          ------       -----
  Total                                                            ($3.8)           $1.8       ($5.6)
                                                                  ======          ======       =====
INTEREST CHARGES
UI                                                                  $9.0            $9.2       ($0.2)
UI - Interest on Seabrook obligation bonds owned by UI              (1.5)           (1.6)        0.1
UI - Amortization: debt expense, redemption premiums                 0.5             0.5         0.0
Nuclear                                                              0.4             0.5        (0.1)
URI                                                                  1.9             2.1        (0.2)
                                                                  ------          ------       -----
  Total                                                            $10.3           $10.7       ($0.4)
                                                                  ======          ======       =====
INCOME TAXES
UI                                                                 $10.1           $10.1        $0.0
Nuclear                                                              0.1             2.2        (2.1)
URI                                                                 (2.0)            0.5        (2.5)
                                                                  ------          ------       -----
  Total                                                             $8.2           $12.8       ($4.6)
                                                                  ======          ======       =====
NET INCOME
UI                                                                 $12.1           $11.4        $0.7
Nuclear                                                              0.1             3.3        (3.2)
URI                                                                 (3.1)            0.5        (3.6)
                                                                  ------          ------       -----
  Total                                                             $9.1           $15.2       ($6.1)
                                                                  ======          ======       =====

THE UNITED ILLUMINATING COMPANY RESULTS OF OPERATIONS:  SECOND QUARTER 2002 VS.
-------------------------------------------------------------------------------
SECOND QUARTER 2001
-------------------

-------------------------------------------------------------------------------------------------------------
                                                                                  2002 MORE (LESS) THAN 2001
                                                                                  ---------------------------
                                             QUARTER ENDED      QUARTER ENDED
                                             JUNE 30, 2002      JUNE 30, 2001         AMOUNT         PERCENT
-------------------------------------------------------------------------------------------------------------
EPS FROM OPERATIONS (BASIC)
   UI excluding Nuclear Division and Sharing     $0.85             $0.81              $0.04             5%
   Nuclear Division                               0.01              0.24              (0.23)          (96)%
                                                  ----              ----              -----
     Total UI EPS from operations                $0.86             $1.05             $(0.19)          (18)%
                                                  ====              ====              =====
RETAIL SALES (MILLIONS OF KWH)                   1,331             1,372                (41)           (3)%
-------------------------------------------------------------------------------------------------------------

                        UI EXCLUDING THE NUCLEAR DIVISION

Excluding the Nuclear Division, UI's net income was $12.1 million, or $0.85 per share, in the second quarter of 2002 compared to $11.3 million, or $0.81 per share, in the second quarter of 2001. The $0.04 per share increase was due primarily to a decrease in accelerated amortization expense in the Distribution Division, mostly offset by increases in operation and maintenance (O&M) expenses and reductions in other income. In 2002, UI is recording accelerated amortization expense in accordance with its Rate Case filing that is currently before the Connecticut Department of Public Utility Control (DPUC). That amortization expense was reduced in 2002 to reflect anticipated changes in revenues and increases in O&M expenses that will continue throughout the year. The level of accelerated amortization could be adjusted by the DPUC in the pending Rate Case proceeding. See the "Looking Forward" section for more information about the Rate Case proceeding.

The details below explain the variances for all of UI, excluding the Nuclear Division. It should be noted that changes to income and expense items in the Distribution Division have an immediate net income impact, while changes to those items in "other unbundled utility divisions" do not. Those divisions include the Competitive Transition Assessment (CTA) and the Systems Benefits Charge (SBC), both of which currently earn an 11.5% return on the equity portion of their respective rate bases. That return is achieved by either accruing additional amortization expenses, or by deferring such expenses, as required. Amortization expenses in those divisions impact earnings indirectly through changes to rate base. The "other unbundled utility divisions" also include the Generation Services Charge (GSC), the Conservation and Load Management (C&LM) charge, and the Renewable Investment charge. Those are pass-through charges. Except for a small management fee earned in the C&LM division, expenses are either accrued or deferred such that there is no net income associated with those pass-through charge divisions.

Overall, UI's total revenue decreased by $1.2 million, from $160.2 million in the second quarter of 2001 to $159.0 million in the second quarter of 2002. Details of this change in revenue are as follows:

--------------------------------------------------------------------------------
                                                                     From
                         In Millions                              Operations
--------------------------------------------------------------------------------
      Revenue Increase/(Decrease)
--------------------------------------------------------------------------------
RETAIL REVENUE FROM DISTRIBUTION DIVISION:
Estimate of operating Distribution Division component of
 "weather corrected" retail sales growth, 1.0%                       $0.6
Estimate of operating Distribution Division component of
 weather effect on retail sales, (1.2)%                              (0.7)
Impact of mix of sales on average price and other                     0.0
                                                                      ---
   TOTAL RETAIL REVENUE FROM DISTRIBUTION DIVISION                   (0.1)
RETAIL REVENUE FROM OTHER UTILITY DIVISIONS (NOTE A)                 (1.9)
                                                                      ---
        TOTAL UI RETAIL REVENUE                                      (2.0)

Other Operating Revenue Increase (Decrease)
NEPOOL transmission revenues                                          0.7
Other                                                                (0.5)
                                                                      ---
        TOTAL UI OTHER OPERATING REVENUES                             0.2
UI WHOLESALE PASS-THROUGH REVENUE                                     0.6
                                                                      ---
        TOTAL UI REVENUES                                           $(1.2)
                                                                      ===
--------------------------------------------------------------------------------
Note A: Includes a 2.8% reduction in electricity sales and a corresponding $2.4 million revenue reduction resulting from the resolution of a station service dispute with a generating plant owner.

Retail fuel and energy expense decreased by $3.2 million in the second quarter of 2002 compared to the second quarter of 2001. UI has received, and expects to receive through 2003, electricity to satisfy its standard offer retail customer service requirements through fixed-price purchased power agreements. These costs are recovered through the GSC portion of UI's unbundled retail customer rates. It should be noted that a small number of customers have selected alternate suppliers to provide generation services, but this has no effect on UI's financial results. UI's wholesale energy expense increased by $0.5 million, but these costs are recovered from customers through the CTA.

UI's operation and maintenance (O&M) expenses increased by $0.8 million, from $39.3 million in the second quarter of 2001 to $40.1 million in the second quarter of 2002. The principal components of these expense changes included:

--------------------------------------------------------------------------------
                                                                    Increase/
                             In Millions                           (Decrease)
--------------------------------------------------------------------------------
Operating Distribution Division:
--------------------------------------------------------------------------------
  Net pension expense (Note A)                                       $2.1
  Severance costs                                                    (1.6)
  NEPOOL transmission expense                                         0.6
  Other                                                              (0.5)
                                                                      ---
     TOTAL OPERATING DISTRIBUTION DIVISION                           $0.6
     O&M AND CAPACITY FROM OTHER UNBUNDLED UTILITY DIVISIONS          0.2
                                                                      ---
     TOTAL O&M EXPENSE                                               $0.8
                                                                      ===
--------------------------------------------------------------------------------
Note A: The increase in pension expense reflects the lower returns being generated over the last twenty-seven months by the equity investments held by the UI pension plan, a portion of which must be recognized immediately with the remainder deferred and amortized over time. These returns, when combined with the lower market value of the assets in the pension fund and the increase in projected liabilities caused by lower discount rates, may require increased cash contributions in the foreseeable future.

Amortization of regulatory assets, as booked, decreased by $1.5 million in the second quarter of 2002 compared to the second quarter of 2001. The principal components of these changes were:

--------------------------------------------------------------------------------
               Increase (Decrease) In Millions          As Booked     After-tax
--------------------------------------------------------------------------------
   AMORTIZATION OF REGULATORY ASSETS:
--------------------------------------------------------------------------------
     Accelerated amortization in Distribution Division    $(3.6)       $(3.1)
     Amortization in CTA and SBC                            2.1          1.2
                                                            ---          ---
       TOTAL AMORTIZATION OF REGULATORY ASSETS            $(1.5)       $(1.9)
--------------------------------------------------------------------------------

Other Income and Deductions decreased by $1.4 million in the second quarter of 2002 compared to the second quarter of 2001, due primarily to reductions in interest income and earnings on supplemental retirement plan investments.

                                NUCLEAR DIVISION

The Nuclear Division contributed net income of $0.1 million, or $0.01 per share, in the second quarter of 2002 compared to $3.3 million, or $0.24 per share, in the second quarter of 2001. The decrease of $3.2 million, or $0.23 per share, was due to the Seabrook nuclear generating unit scheduled refueling outage that occurred in the second quarter of 2002. The unit operated at 100% availability in the second quarter of 2001. The components of the decrease in net income were: a decrease in wholesale sales margin (revenues less energy expense) of $3.4 million (wholesale revenues decreased by $4.1 million and energy expense decreased by $0.7 million), an increase in operation and maintenance expense of $1.9 million and other expenses of $0.2 million, and a decrease in income taxes of $2.1 million.

UNITED RESOURCES, INC. RESULTS OF OPERATIONS: SECOND QUARTER 2002 VS. SECOND
----------------------------------------------------------------------------
QUARTER 2001
------------

---------------------------------------------------------------------------------------------------------
                                                                               2002 MORE (LESS) THAN 2001
                                                                               --------------------------
                                               QUARTER ENDED    QUARTER ENDED
                                               JUNE 30, 2002    JUNE 30, 2001      AMOUNT        PERCENT
---------------------------------------------------------------------------------------------------------
EPS FROM OPERATIONS (BASIC)
   Operating Businesses
     American Payment Systems, Inc. (APS)          $(0.02)           $0.00         $(0.02)         - -
     Xcelecom, Inc. (Xcelecom)                       0.11             0.12          (0.01)          (8)%
                                                     ----             ----           ----
       SUBTOTAL OPERATING BUSINESSES                 0.09             0.12          (0.03)         (25)%
   Passive Investments
     United Bridgeport Energy, Inc. (UBE)           (0.03)            0.04          (0.07)        (175)%
     United Capital Investments, Inc. (UCI)         (0.19)           (0.07)         (0.12)         - -
                                                     ----             ----          ------
       SUBTOTAL PASSIVE INVESTMENTS                 (0.22)           (0.03)         (0.19)        (633)%

   URI HEADQUARTERS (NOTE A)                        (0.09)           (0.06)         (0.03)         (50)%
                                                     ----             ----           ----

       TOTAL NON-UTILITY EPS FROM OPERATIONS       $(0.22)           $0.03         $(0.25)         - -
                                                     ====             ====           ====
---------------------------------------------------------------------------------------------------------

Note A: Includes interest charges on intercompany debt and strategic and administrative costs of the non-utility holding company.

Overall, the consolidated non-utility businesses operating under the parent, URI, lost approximately $3.1 million, or $0.22 per share, in the second quarter of 2002 compared to income of about $0.5 million, or $0.03 per share, in the second quarter of 2001. Operating revenue for the URI businesses increased by $27.0 million, or 30%, mainly due to business acquisitions, from $88.8 million in the second quarter of 2001 to $115.8 million in the second quarter of 2002. Expenses for the URI businesses, including gains or losses on passive investments but excluding income taxes, increased by $33.1 million, and income taxes decreased by $2.5 million.

The results of each of the subsidiaries of URI for the second quarters of 2002 and 2001, as presented below, reflect the allocation of debt costs from the parent based on a capital structure, including an equity component, and an interest rate deemed appropriate for that type of business. The targeted capital structures for each of URI's subsidiaries are: 100% equity for American Payment Systems, Inc. (APS), UCI and Xcelecom, and 30% equity and 70% debt for UBE. The Xcelecom capital structure is a change from the previous target of 65% equity and 35% debt. See the Xcelecom section for an explanation. URI absorbs interest charges on the equity portion of its investments in its subsidiaries to the extent those investments are financed with debt. URI may incur other expenses necessary to manage its investments from time to time.

The following is a detailed explanation of the 2002-2001 variances by URI subsidiary.

     URI OPERATING BUSINESSES

                         AMERICAN PAYMENT SYSTEMS, INC.

APS lost $0.02 per share in the second quarter of 2002, compared to breakeven in the second quarter of 2001. Earnings from operations from the core contracted payment business improved by about $0.03 per share. The number of authorized transactions processed by APS's core business increased by 8.3%, and gross margin on those transactions increased by 18%. Start-up and infrastructure expenses in APS's other strategic initiatives, which are expected to produce future growth, reduced earnings by $0.05 per share compared to 2001.

                                 XCELECOM, INC.

Xcelecom earned $0.11 per share in the second quarter of 2002, compared to earnings of $0.12 per share in the second quarter of 2001. As with other companies in the construction and systems integration industries, there is now a very evident decline in economic activity in Xcelecom's markets. Xcelecom is experiencing customer postponements and cancellations of projects, a reduction in new project orders, a continuing slowdown in spending for technology by its customers, and increased competition for fewer jobs, resulting in both lower demand and lower margins. Xcelecom is continuing to be selective in bidding for jobs. Additionally, the completion of several large, non-recurring contracts in 2001 that have not been replaced has contributed to the earnings decline. The negative earnings impact of these items, about $0.07 per share, was partly offset by an increase of about $0.01 per share from acquisitions made since the second quarter of 2001, and an increase of $0.03 per share due to the change in accounting for goodwill mandated by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." They were also partly offset by the conversion, in the second quarter of 2002, to a 100% equity capital structure from the 65% equity and 35% debt structure used previously. This conversion contributed $0.02 per share in the second quarter of 2002. That earnings improvement was offset by an earnings decrease in URI Headquarters, which received less interest income from Xcelecom. For a further explanation of the debt conversion, see the "Looking Forward" section.

     URI PASSIVE INVESTMENTS

                         UNITED BRIDGEPORT ENERGY, INC.

UBE owns a 33 1/3% interest in Bridgeport Energy, LLC (BE). UBE lost $0.03 per share in the second quarter of 2002, compared to earnings of $0.04 per share in the second quarter of 2001. Of the $0.07 per share decrease, $0.04 per share was due to costs associated with a 2002 overhaul. The overhaul began in March and ended April 17, 2002. The rest of the variance was due primarily to lower margin from weak energy sales prices, partly offset by an increase in Installed Capability (ICAP) revenues. In 2001, UBE had an agreement with Duke Energy Trading and Marketing that effectively eliminated UBE's operating and margin risks. There has been no such agreement in 2002, and UBE has recorded its share of BE's income in the second quarter of 2002. See the "Looking Forward" section for information on UBE's ICAP revenues.

                        UNITED CAPITAL INVESTMENTS, INC.

UCI lost $0.19 per share in the second quarter of 2002, compared to a loss of $0.07 per share in the second quarter of 2001. An impairment loss of UCI's investment in Gemini Networks, Inc. (Gemini), a broadband fiber-optic business, caused a $0.16 per share loss. That write-off reflects the generally depressed economic conditions in the telecommunications industry that worsened in the second quarter of 2002 and an associated inability of Gemini to access capital markets to continue the network build-out. The remaining variance was due to reduced losses on other passive investments.

     URI HEADQUARTERS

URI Headquarters incurred an after-tax loss of $1.3 million, or $0.09 per share, in the second quarter of 2002 compared to a loss of $0.9 million, or $0.06 per share, in the second quarter of 2001. Some unallocated interest charges and strategic and administrative costs for the subsidiaries of URI are retained by the parent URI. The increase in losses at URI Headquarters reflects additional administrative expenses incurred for managing investments and lower interest income from the reclassification of Xcelecom intercompany debt to equity.

UIL HOLDINGS CORPORATION RESULTS OF OPERATIONS:  FIRST SIX MONTHS 2002 ACTUAL
-----------------------------------------------  ----------------------------
EARNINGS VS. PREVIOUS ESTIMATE
------------------------------

Net Income for UIL Holdings was $18.7 million in the first six months of 2002, or $1.32 per share. Both of the first two quarters were within the estimated ranges for those quarters as reported in UIL Holdings' first quarter earnings release dated April 22, 2002, despite losses in the non-utility businesses. The second quarter result was at the top end of its range estimate. Earnings for UI, excluding the Nuclear Division, increased over the prior projections, but much of that improvement was due to the timing of expenditures rather than permanent savings. Earnings also improved from the previous estimate because of improved performance at the Nuclear Division, a slightly shorter than anticipated refueling outage, and lower expenses. These improvements were offset by unexpected losses in passive investments at UCI, unanticipated loss reserve charges at Xcelecom, the deteriorating economic conditions in Xcelecom's markets, and the poor market conditions for power sales at UBE during this period. The economic conditions impacting Xcelecom have been evident in the most recent earnings releases and reduced outlooks for similar companies.

FIRST SIX MONTHS 2002 VS. FIRST SIX MONTHS 2001
-----------------------------------------------

UIL HOLDINGS CORPORATION RESULTS OF OPERATIONS:  FIRST SIX MONTHS 2002 VS. FIRST
--------------------------------------------------------------------------------
SIX MONTHS 2001
---------------

UIL Holdings earned $18.7 million, or $1.32 per share, in the first six months of 2002, a decrease of $6.0 million, or $0.43 per share, compared to the first six months of 2001 earnings of $24.7 million, or $1.75 per share. The decrease in earnings was due to a $0.47 per share decrease in non-utility businesses under URI, offset slightly by an increase in utility earnings. Earnings for UI, excluding the Nuclear Division, increased by $0.03 per share, and earnings for the Nuclear Division increased by $0.01 per share.

The table below represents a comparison of UIL Holdings' Net Income and Earnings Per Share (EPS) for the first six months of 2002 and the first six months of 2001.

--------------------------------------------------------------------------------------------------------
                                                                              2002 MORE (LESS) THAN 2001
                                                                              --------------------------
                                               SIX MONTHS      SIX MONTHS
                                                  ENDED          ENDED
                                              JUNE 30, 2002   JUNE 30, 2001    AMOUNT        PERCENT
--------------------------------------------------------------------------------------------------------
NET INCOME (IN MILLIONS EXCEPT PERCENTS)
   UI from Operations                           $22.8            $22.1          $0.7             3%
   Nuclear Division                               3.6              3.4           0.2             6%
   United Resources (Non-Utility)                (7.7)            (0.8)         (6.9)          - -
                                                 ----             ----          ----
     TOTAL NET INCOME FROM OPERATIONS           $18.7            $24.7         $(6.0)          (24)%

EPS from operations
   UI                                           $1.61            $1.58         $0.03             2%
   Nuclear Division                              0.25             0.24          0.01             4%
   United Resources (Non-Utility)               (0.54)           (0.07)        (0.47)          - -
                                                 ----             ----          ----
     TOTAL EPS - BASIC                          $1.32            $1.75        $(0.43)          (25)%
     TOTAL EPS - DILUTED (NOTE A)               $1.31            $1.75        $(0.44)          (25)%
                                                 ====             ====          ====
--------------------------------------------------------------------------------------------------------

Note A: Reflecting the effect of unexercised dilutive stock options.

The following table is a line-by-line breakdown of UIL Holdings' Consolidated Statement of Income by subsidiary, including comparisons between the first six months of 2002 and the first six months of 2001. Significant variances are explained in the individual subsidiary sections that follow.

                                                                                                     2002 MORE
                                                                                                    (LESS)THAN
                                                                SIX MONTHS ENDED   SIX MONTHS ENDED    2001
(IN MILLIONS)                                                    JUNE 30, 2002      JUNE 30, 2001     AMOUNT
-------------                                                    -------------      -------------     ------
OPERATING REVENUE
UI from operations, before sharing                                   $317.0             $317.6        ($0.6)
UI sharing from operations                                              0.0                0.0          0.0
UI one-time items                                                       0.0                0.0          0.0
Nuclear                                                                23.5               21.3          2.2
URI                                                                   202.1              165.8         36.3
                                                                     ------             ------        -----
  Total                                                              $542.6             $504.7        $37.9
                                                                     ======             ======        =====
FUEL AND ENERGY EXPENSE
UI                                                                   $122.7             $131.2        ($8.5)
Nuclear                                                                 3.3                3.1          0.2
                                                                     ------             ------        -----
  Total                                                              $126.0             $134.3        ($8.3)
                                                                     ======             ======        =====
OPERATION AND MAINTENANCE EXPENSE
UI                                                                    $81.3              $74.1         $7.2
Nuclear                                                                12.0               10.3          1.7
URI                                                                   200.8              157.5         43.3
                                                                     ------             ------        -----
  Total                                                              $294.1             $241.9        $52.2
                                                                     ======             ======        =====
DEPRECIATION AND AMORTIZATION
UI                                                                    $14.5              $13.9         $0.6
Nuclear                                                                 0.7                0.8         (0.1)
URI                                                                     2.7                2.2          0.5
                                                                     ------             ------        -----
  Subtotal depreciation                                                17.9               16.9          1.0
Amortization of regulatory assets (UI)                                 20.8               22.3         (1.5)
Amortization URI                                                        0.9                1.6         (0.7)
                                                                     ------             ------        -----
  Total depreciation and amortization                                 $39.6              $40.8        ($1.2)
                                                                     ======             ======        =====
TAXES - OTHER THAN INCOME TAXES
UI - State gross earnings tax                                         $13.0              $12.2         $0.8
UI - other                                                              8.6                8.3          0.3
Nuclear - other                                                         0.6                0.7         (0.1)
URI - other                                                             1.2                0.7          0.5
                                                                     ------             ------        -----
  Total                                                               $23.4              $21.9         $1.5
                                                                     ======             ======        =====
OTHER INCOME AND DEDUCTIONS
UI                                                                     $1.6               $3.1        ($1.5)
Nuclear                                                                 0.0                0.2         (0.2)
URI                                                                    (5.7)              (0.3)        (5.4)
                                                                     ------             ------        -----
  Total                                                               ($4.1)              $3.0        ($7.1)
                                                                     ======             ======        =====
INTEREST CHARGES
UI                                                                    $18.1              $18.5        ($0.4)
UI - Interest on Seabrook obligation bonds owned by UI                 (3.1)              (3.2)         0.1
UI - Amortization: debt expense, redemption premiums                    1.1                1.1         (0.0)
Nuclear                                                                 0.9                1.0         (0.1)
URI                                                                     3.6                4.4         (0.8)
                                                                     ------             ------        -----
  Total                                                               $20.6              $21.8        ($1.2)
                                                                     ======             ======        =====
INCOME TAXES
UI                                                                    $18.8              $20.2        ($1.4)
Nuclear                                                                 2.4                2.2          0.2
URI                                                                    (5.1)              (0.1)        (5.0)
                                                                     ------             ------        -----
  Total                                                               $16.1              $22.3        ($6.2)
                                                                     ======             ======        =====
NET INCOME
UI                                                                    $22.8              $22.1         $0.7
Nuclear                                                                 3.6                3.4          0.2
URI                                                                    (7.7)              (0.8)        (6.9)
                                                                     ------             ------        -----
  Total                                                               $18.7              $24.7        ($6.0)
                                                                     ======             ======        =====

THE UNITED ILLUMINATING COMPANY RESULTS OF OPERATIONS:  FIRST SIX MONTHS 2002
-----------------------------------------------------------------------------
VS. FIRST SIX MONTHS 2001
-------------------------

--------------------------------------------------------------------------------------------------------
                                                                              2002 MORE (LESS) THAN 2001
                                                                              --------------------------
                                                  SIX MONTHS     SIX MONTHS
                                                    ENDED          ENDED
                                                JUNE 30, 2002   JUNE 30, 2001    AMOUNT         PERCENT
--------------------------------------------------------------------------------------------------------
EPS FROM OPERATIONS (BASIC)
   UI excluding Nuclear Division and Sharing         $1.61         $1.58         $0.03            2%
   Nuclear Division                                   0.25          0.24          0.01            4%
                                                      ----          ----          ----
     Total UI EPS from operations                    $1.86         $1.82         $0.04            2%
                                                      ====          ====          ====
RETAIL SALES (MILLIONS OF KWH)                       2,708         2,780           (72)          (3)%
--------------------------------------------------------------------------------------------------------

                        UI EXCLUDING THE NUCLEAR DIVISION

Excluding the Nuclear Division, UI's net income was $22.8 million, or $1.61 per share, in the first six months of 2002 compared to $22.1 million, or $1.58 per share, in the first six months of 2001. The $0.03 per share increase was due primarily to a decrease in accelerated amortization expense in the Distribution Division, mostly offset by increases in O&M expenses and reductions in other income. In 2002, UI is recording accelerated amortization expense in accordance with its Rate Case filing that is currently before the DPUC. That amortization expense was reduced in 2002 to reflect anticipated changes in revenues and increases in O&M expense that will continue throughout the year. The level of accelerated amortization could be adjusted by the DPUC in the pending Rate Case proceeding. See the "Looking Forward" section for more information about the Rate Case proceeding.

The details below explain the variances for all of UI, excluding the Nuclear Division. It should be noted that changes to income and expense items in the Distribution Division have an immediate net income impact, while changes to those items in "other unbundled utility divisions" do not. Those divisions include the CTA and the SBC, both of which currently earn an 11.5% return on the equity portion of their respective rate bases. That return is achieved by either accruing additional amortization expenses, or by deferring such expenses, as required. Amortization expenses in those divisions impact earnings indirectly through changes to rate base. The "other unbundled utility divisions" also include the GSC, the C&LM charge, and the Renewable Investment charge. Those are pass-through charges. Except for a small management fee earned in the C&LM division, expenses are either accrued or deferred such that there is no net income associated with those pass-through charge divisions.

Overall, UI's total revenue decreased by $0.6 million, from $317.6 million in the first six months of 2001 to $317.0 million in the first six months of 2002. Details of this change in revenue are as follows:

--------------------------------------------------------------------------------
                                                                    From
                         In Millions                             Operations
--------------------------------------------------------------------------------
       Revenue Increase/(Decrease)
--------------------------------------------------------------------------------
REVENUE FROM DISTRIBUTION DIVISION:
Estimate of operating Distribution Division component of
  "weather corrected" retail sales growth, 0.6%                     $0.6
Estimate of operating Distribution Division component of
  weather effect on retail sales, (1.8)%                            (2.0)
Impact of mix of sales on average price and other                    1.2
                                                                     ---
   TOTAL RETAIL REVENUE FROM DISTRIBUTION DIVISION                  (0.2)
RETAIL REVENUE FROM OTHER UTILITY DIVISIONS (NOTE A)                (3.8)
                                                                     ---
        TOTAL UI RETAIL REVENUE                                     (4.0)
Other Operating Revenue Increase (Decrease)
NEPOOL transmission revenues                                         2.5
Other                                                               (0.6)
                                                                     ---
        TOTAL UI OTHER OPERATING REVENUES                            1.9
UI WHOLESALE PASS-THROUGH REVENUE                                    1.5
                                                                     ---
         TOTAL UI REVENUES                                         $(0.6)
                                                                     ===
--------------------------------------------------------------------------------
Note A: Includes a 2.8% reduction in electricity sales and a corresponding $2.4 million revenue reduction resulting from the resolution of a station service dispute with a generating plant owner.

Retail fuel and energy expense decreased by $8.5 million in the first six months of 2002 compared to the first six months of 2001. UI has received, and expects to receive through 2003, electricity to satisfy its standard offer retail customer service requirements through fixed-price purchased power agreements. These costs are recovered through the GSC portion of UI's unbundled retail customer rates. It should be noted that a small number of customers have selected alternate suppliers to provide generation services, but this has no effect on UI's financial results. UI's wholesale energy expense increased by $1.0 million, but these costs are recovered from customers through the CTA.

UI's O&M expenses increased by $7.2 million, from $74.1 million in the first six months of 2001 to $81.3 million in the first six months of 2002. The principal components of these expense changes included:

--------------------------------------------------------------------------------
                                                                    Increase/
                             In Millions                            (Decrease)
--------------------------------------------------------------------------------
Operating Distribution Division:
--------------------------------------------------------------------------------
  Net pension expense (Note A)                                        $4.0
    Severance costs                                                   (1.9)
  NEPOOL transmission expense                                          1.7
  Other                                                                2.6
                                                                       ---
     TOTAL OPERATING DISTRIBUTION DIVISION                            $6.4
     O&M AND CAPACITY FROM OTHER UNBUNDLED UTILITY DIVISIONS           0.8
                                                                       ---
     TOTAL O&M EXPENSE                                                $7.2
                                                                       ===
--------------------------------------------------------------------------------

Note A: The increase in pension expense reflects the lower returns being generated over the last twenty-seven months by the equity investments held by the UI pension plan, a portion of which must be recognized immediately with the remainder deferred and amortized over time.
        These returns, when combined with the lower market value of the assets in the pension fund and the increase in projected liabilities caused by lower discount rates, may require increased cash contributions in the foreseeable future.

Amortization of regulatory assets, as booked, decreased by $1.5 million in the first six months of 2002 compared to the first six months of 2001. The principal components of these changes were:

--------------------------------------------------------------------------------
               Increase (Decrease) In Millions          As Booked     After-tax
--------------------------------------------------------------------------------
   AMORTIZATION OF REGULATORY ASSETS:
--------------------------------------------------------------------------------
     Accelerated amortization in Distribution Division    $(7.2)        $(6.3)
     Amortization in CTA and SBC                            5.7           3.3
                                                            ---           ---
       TOTAL AMORTIZATION OF REGULATORY ASSETS             (1.5)         (3.0)
--------------------------------------------------------------------------------

                                NUCLEAR DIVISION

The Nuclear Division contributed net income of $3.6 million, or $0.25 per share, in the first six months of 2002 compared to $3.4 million, or $0.24 per share, in the first six months of 2001. Outages of about equal duration at the Seabrook nuclear generating unit, a refueling outage in the second quarter of 2002 and an outage extension in the first quarter of 2001, largely offset one another. The unit had slightly better availability in the first six months of 2002, resulting in a margin improvement of about $2.1 million. O&M expenses increased by about $1.7 million as a result primarily of the refueling outage, and income tax expense increased by $0.2 million.

UNITED RESOURCES, INC. RESULTS OF OPERATIONS: FIRST SIX MONTHS 2002 VS. FIRST
-----------------------------------------------------------------------------
SIX MONTHS 2001
---------------

---------------------------------------------------------------------------------------------------------
                                                                              2002 MORE (LESS) THAN 2001
                                              SIX MONTHS       SIX MONTHS
                                                 ENDED            ENDED
                                             JUNE 30, 2002    JUNE 30, 2001     AMOUNT        PERCENT
---------------------------------------------------------------------------------------------------------
EPS FROM OPERATIONS (BASIC)
   Operating Businesses
     American Payment Systems, Inc. (APS)        $(0.02)           $0.00        $(0.02)          - -
     Xcelecom, Inc. (Xcelecom)                    (0.04)            0.13         (0.17)         (131)%
                                                   ----             ----          ----
       SUBTOTAL OPERATING BUSINESSES              (0.06)            0.13         (0.19)         (146)%
   Passive Investments
     United Bridgeport Energy, Inc. (UBE)         (0.10)            0.04         (0.14)         (350)
     United Capital Investments, Inc. (UCI)       (0.21)           (0.12)        (0.09)          - -
                                                   ----             ----          ----
       SUBTOTAL PASSIVE INVESTMENTS               (0.31)           (0.08)        (0.23)          - -

   URI HEADQUARTERS (NOTE A)                      (0.17)           (0.12)        (0.05)          - -
                                                   ----             ----          ----

       TOTAL NON-UTILITY EPS FROM OPERATIONS     $(0.54)          $(0.07)       $(0.47)          - -
                                                   ====             ====          ====
---------------------------------------------------------------------------------------------------------

Note A: Includes interest charges on intercompany debt and strategic and administrative costs of the non-utility holding company.

Overall, the consolidated non-utility businesses operating under the parent, URI, lost approximately $7.7 million, or $0.54 per share, in the first six months of 2002 compared to losses of about $0.8 million, or $0.07 per share, in the first six months of 2001. Operating revenue for the URI businesses increased by $36.3 million, or 22%, mainly due to business acquisitions, from $165.8 million in the first six months of 2001 to $202.1 million in the first six months of 2002. Expenses for the URI businesses, including losses on passive investments but excluding income taxes, increased by $47.9 million, and income taxes decreased by $4.9 million.

The results of each of the subsidiaries of URI for the first six months of 2002 and 2001, as presented below, reflect the allocation of debt costs from the parent based on a capital structure, including an equity component, and an interest rate deemed appropriate for that type of business. The targeted capital structures for each of URI's subsidiaries are: 100% equity for APS and UCI, 65% equity and 35% debt for Xcelecom for all periods prior to the second quarter of 2002 and 100% equity beginning in the second quarter of 2002, and 30% equity and 70% debt for UBE. See the Xcelecom section for an explanation on the change to Xcelecom's capital structure. URI absorbs interest charges on the equity portion of its investments in its subsidiaries to the extent those investments are financed with debt. URI may incur other expenses necessary to manage its investments from time to time.

The following is a detailed explanation of the 2002-2001 variances by URI subsidiary.

     URI OPERATING BUSINESSES

                         AMERICAN PAYMENT SYSTEMS, INC.

APS lost $0.02 per share in the first six months of 2002, compared to breakeven in the first six months of 2001. Earnings from operations from the core contracted payment business improved by about $0.05 per share. The number of authorized transactions processed by APS's core business increased by 6.7%, and gross margin on those transactions increased by 13%. Start-up and infrastructure expenses in APS's other strategic initiatives, which are expected to produce future growth, reduced earnings by $0.07 per share compared to 2001.

                                 XCELECOM, INC.

Xcelecom lost $0.04 per share in the first six months of 2002, compared to earnings of $0.13 per share in the first six months of 2001. Higher loss reserve charges relating to projects at several Xcelecom subsidiaries reduced earnings by about $0.05 per share. Also, as with other companies in the construction and systems integration industries, there is now a very evident decline in economic activity in Xcelecom's markets. Xcelecom is experiencing customer postponements and cancellations of projects, a reduction in new project orders, a continuing slowdown in spending for technology by its customers, and increased competition for fewer jobs, resulting in both lower demand and lower margins. Additionally, the completion of several large, non-recurring contracts in 2001 that have not been replaced has contributed to the earnings decline. The negative earnings impact of these items, about $0.13 per share, was partly offset by an increase of about $0.01 per share from acquisitions made since the second quarter of 2001, and an increase of $0.06 per share due to the change in accounting for goodwill mandated by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." They were also partly offset by the conversion, in the second quarter of 2002, to a 100% equity capital structure from the 65% equity and 35% debt structure used previously. This conversion contributed $0.02 per share in the first six months of 2002. That earnings improvement was offset by an earnings decrease in URI Headquarters, which received less interest income from Xcelecom. For a further explanation of the debt conversion, see the "Looking Forward" section.

     URI PASSIVE INVESTMENTS

                         UNITED BRIDGEPORT ENERGY, INC.

UBE owns a 33 1/3% interest in Bridgeport Energy, LLC (BE). UBE lost $0.10 per share in the first six months of 2002 compared to earnings of $0.04 per share in the first six months of 2001. Of the $0.14 per share decrease, $0.10 per share was due to costs associated with a 2002 overhaul. The overhaul began in March and ended April 17, 2002. The rest of the variance was due primarily to lower margin from weak energy sales prices, partly offset by an increase in ICAP revenues. In 2001, UBE had an agreement with Duke Energy Trading and Marketing that effectively eliminated UBE's operating and margin risks. There has been no such agreement in 2002, and UBE has recorded its share of BE's income in the second quarter of 2002 and the six months ended June 30, 2002. See the "Looking Forward" section for information on UBE's ICAP revenues.

                        UNITED CAPITAL INVESTMENTS, INC.

UCI lost $0.21 per share in the first six months of 2002, compared to a loss of $0.12 per share in the first six months of 2001. An impairment of UCI's investment in Gemini, a broadband fiber-optic business, caused a $0.16 per share loss. That write-off reflects the generally depressed economic conditions in the telecommunications industry that worsened in the second quarter of 2002 and an associated inability of Gemini to access capital markets to continue its network build-out. The remaining variance was due to lower losses on other passive investments.

     URI HEADQUARTERS

URI Headquarters incurred an after-tax loss of $2.4 million, or $0.17 per share, in the first six months of 2002 compared to a loss of $1.7 million, or $0.12 per share, in the first six months of 2001. The results of each of the subsidiaries of URI, as presented above, reflect interest expense on allocated debt from URI, based on a capital structure, including an equity component, and an interest rate deemed appropriate for that type of business. Some unallocated interest charges and strategic and administrative costs for the subsidiaries of URI are retained by the parent URI. The increase in losses at URI Headquarters reflects additional administrative expenses incurred for managing investments. Lower interest income from the reclassification of Xcelecom's intercompany debt to equity, beginning in the second quarter of 2002, was more than offset in the six-month period by lower interest charges.

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

         CURRENT STRATEGY FOR THE USE OF CASH

UIL Holdings' cash flow available for dividends and investment is expected to remain strong in 2002. UIL Holdings is committed to maintaining its dividend at its current level of $2.88 per share.

UIL Holdings has employed a balanced approach of maintaining its strong dividend while strategically investing internally generated cash in businesses with strong growth potential.

Weak economic conditions in the specialty construction contracting and systems integrations industry have adversely affected UIL Holdings' Xcelecom subsidiary. New business growth has declined and attractive acquisitions are more difficult to find. Many potential acquisition candidates continue to have expectations of high acquisition proceeds, in spite of the decline in industry conditions and profitability. Xcelecom does not expect to make more acquisitions under these valuations and economic conditions, but will continue to monitor the situation and look for viable acquisition candidates. None are currently anticipated for the remainder of 2002. Additionally, Xcelecom is continuing to be selective in trying to secure new projects in its core business, in order to protect profit margins.

         UNITED ILLUMINATING'S RATE-RELATED REGULATORY PROCEEDINGS

In an October 31, 2001 decision, the Connecticut Department of Public Utility Control (DPUC) found that The United Illuminating Company's (UI) return on regulated utility common stock equity was not expected to exceed 11.5% in 2002, but that just and reasonable retail electric rates for UI could only be determined in the context of a full Rate Case proceeding, which is currently in progress. UI filed Rate Case schedules in November 2001, together with supporting pre-filed sworn written testimony. UI proposed no change in base rates for the rate year 2002, and no change in its 11.5% authorized return on equity. In addition, UI proposed a new rate plan for the period from the DPUC's Rate Case decision through 2007 (Proposed Rate Plan), including a change in the earnings sharing mechanism that would utilize 50% of earnings over the authorized return, if any, to reduce stranded costs, with 50% being retained as earnings.

A final decision by the DPUC in the Rate Case is currently anticipated by the end of the third quarter of 2002. UI cannot predict the outcome of the Rate Case proceeding, and no change to UI's earnings estimates for the remainder of 2002 has been made at this time. It should be noted that the final decision will not affect results from operations recorded prior to the effective date of the final decision. If changes to the 2002 earnings estimates are warranted when a final decision is issued, UIL Holdings will announce those changes as soon as they have been determined. It is likely that UIL Holdings will also issue earnings guidance for 2003 at that time.

     UIL HOLDINGS' CONSOLIDATED EARNINGS ESTIMATES FOR 2002

UIL Holdings met its first half 2002 earnings estimate. However, because of negative returns on passive investments in the first six months of the year and the strong evidence of poor economic conditions in the second quarter, particularly affecting Xcelecom's operations, UIL Holdings announced on July 22, 2002 that it was reducing its earnings estimate for 2002 to a range of $3.20-$3.45 per share from the previous estimate of $4.10-$4.25 per share. The estimate for UI, including the Nuclear Division, remains unchanged from the previous estimate at this time. See below for further details.

     THE UNITED ILLUMINATING COMPANY (UI)

         UI EARNINGS ESTIMATES FOR 2002

Overall, UI, including the Nuclear Division, is expected to contribute $3.90-$4.05 to UIL Holdings' earnings per share in 2002. Changes in 2002 pension expense have been addressed in our rate filing and the 2002 earnings projections.

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

         NUCLEAR DIVISION EARNINGS ESTIMATES FOR 2002

The Nuclear Division contributed $0.64 per share to UIL Holdings' results for 2001. A refueling outage was performed in the second quarter of 2002 at the Seabrook nuclear generating unit. The duration of that outage was roughly equivalent to the duration of the outage that occurred in the first quarter of 2001. Assuming the unit operates as expected for the remainder of the year, the contribution to earnings in 2002 of the unit should be $0.60-$0.65 per share.

On April 15, 2002, the New Hampshire Public Utilities Commission, in coordination with the DPUC, and JPMorgan announced that an agreement had been reached with an affiliate of FPL Group (FPL) to purchase 88.2% of Seabrook Station, including all of UI's ownership and leasehold interests in Units 1 and
2. Proceeds from the sale will be used to terminate UI's obligation under its Seabrook Unit 1 sale/leaseback agreement ($208.9 million), net of UI's investment in Seabrook Lease Obligation Bonds ($78.8 million). Consummation of the sale is subject to requisite regulatory approvals and completion of FPL's due diligence investigation prior to the closing date. UI currently expects that such regulatory approvals will be received, and the sale will be consummated, around the end of 2002. UI's earnings estimate for the Nuclear Division for 2002 reflects the assumption that the sale may be consummated up to one month earlier than the end of the year. In compliance with Connecticut's regulated electric utility industry restructuring legislation, the net-of-tax gain from the sale, after termination of the sale/leaseback agreement, that is in excess of the book value of the plant, as set by the DPUC, based on its estimate of the market value of the plant, must be used to reduce UI's stranded costs. Accordingly, at the time of sale, there should be no direct impact on financial results as a result of the sale. UI will, however, receive no future operating earnings from Seabrook Station after the sale is consummated. For a normal operating month, the Nuclear Division produces earnings in the range of $0.06-$0.09 per share.

     UNITED RESOURCES, INC. (URI) EARNINGS ESTIMATES FOR 2002

UIL Holdings' non-utility businesses, under the parent URI, are expected to lose $0.60-$0.70 per share for UIL Holdings in 2002, reflecting the poor performance of passive investments, higher loss reserve charges relating to projects at certain Xcelecom subsidiaries and recorded in the first quarter of 2002, the economic downturn's impact on Xcelecom's businesses, and some additional strategic expenses to enhance American Payment Systems, Inc.'s future growth potential.

     URI OPERATING BUSINESSES

                      AMERICAN PAYMENTS SYSTEMS, INC. (APS)

APS is expected to lose from $0.05-$0.10 per share for UIL Holdings in 2002. The loss is expected to be higher than previously anticipated because of start-up costs associated with the expected acquisition of a major new client in the contracted part of the APS business. This new client is expected to increase APS's contracted transactions by 25% and is expected to be profitable beginning in 2003. The expected results also reflect other anticipated strategic expenses designed to produce future earnings enhancements in the non-contracted payment and financial services segments of APS's business. APS has already made acquisitions and investments in 2001 and the first six months of 2002, giving it the ability to grow its agent base and to diversify further its products and services.

                                 XCELECOM, INC.

Earnings for Xcelecom are expected to be approximately $0.05-$0.15 per share for UIL Holdings in 2002, a significant reduction from the $0.44 per share earned in 2001 and from the previous 2002 estimate of $0.60-$0.65 per share. As with the previous estimate, this new estimate reflects a $0.15 per share increase compared to 2001 due to a reduction in the amortization of goodwill from the implementation of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," but also takes into consideration the negative impact of the slowing economy on the construction and systems integration industries, and the completion of several large, non-recurring contracts in 2001. As with other companies in the construction and systems integration industries, Xcelecom is experiencing customer postponements and cancellations of projects, a reduction in new project orders, a continuing slowdown in spending for technology by its customers, and increased competition for fewer jobs, resulting in both lower demand and lower margins. Xcelecom is taking action to offset the negative impact of these items by working to reduce operating and overhead related costs. Generally, the economic activity of the construction markets in which Xcelecom participates lags the general economy by six to eighteen months, both in economic downturns and recoveries. A return to growth in Xcelecom's primary markets is therefore likely to lag any general upturn in the economy, and the timing of any recovery remains uncertain.

In addition, the new earnings estimate for 2002 reflects the elimination of further acquisitions in 2002, as the opportunity for attractive acquisitions at reasonable prices has disappeared for the foreseeable future. Xcelecom does not expect to make additional acquisitions unless and until opportunities with significant potential to earn a premium return on investment are found.

Through the first quarter of 2002, Xcelecom was financed, as a subsidiary of URI, at a target capital structure of 65% equity and 35% debt. In the second quarter of 2002, all of Xcelecom's intercompany debt was converted to equity. This conversion is expected to make Xcelecom financially stronger on a stand-alone basis and improve the terms of any potential acquisition. The conversion of Xcelecom's inter-company debt to equity beginning in the second quarter of 2002 will have a $0.07 per share benefit to Xcelecom for the year that will be absorbed at URI Headquarters, for no net change to UIL Holdings results. These changes are incorporated in the new 2002 earnings estimates for both Xcelecom and URI Headquarters.

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

     URI PASSIVE INVESTMENTS

Losses from URI's passive investments, including United Bridgeport Energy, Inc.
(UBE), United Capital Investments, Inc. (UCI) , and URI headquarters' costs, are expected to be $0.65-$0.75 per share for UIL Holdings in 2002.

                         UNITED BRIDGEPORT ENERGY, INC.

URI's passive investment in United Bridgeport Energy, Inc. (UBE) is expected to lose up to $0.10 per share in 2002, due to weak energy prices, costs associated with the 2002 planned overhaul and increases in operating and maintenance expenses. Additional analyses are being conducted to more fully evaluate the uncertainties associated with BE's operations and energy markets, and to assess potential impacts on UBE's future operations and earnings prospects. UBE's expected results assume the realization of UBE's 33 1/3% portion of the revenues of Bridgeport Energy, LLC (BE) related to the market value of the Installed Capability (ICAP) of BE's merchant wholesale electric generating facility in Bridgeport, Connecticut. BE's ICAP customer is currently disputing its contract with BE. The Federal Energy Regulatory Commission (FERC), in an order issued August 28, 2001, re-affirmed the value of the ICAP market in New England as a necessary reliability function. The FERC order also set a deficiency charge price for ICAP at a level that supports BE's contract price. The ICAP revenues from June 2000 through December 2001 that are in dispute are equivalent to approximately $0.49 per share for UIL Holdings. This income was recorded although a portion of the ICAP revenues, representing approximately $0.18 of the $0.49 per share income, was not paid by the ICAP customer in that period. This issue is currently in litigation. The court has scheduled preliminary hearings during the second quarter of 2003, and a trial will begin in the fourth quarter of 2003, if necessary. Management believes that BE will prevail on this issue, although there can be no assurance that it will. BE is continuing to record ICAP revenues pursuant to the existing terms of the ICAP contract, and recorded an additional amount of ICAP revenue in the first six months of 2002, providing UIL Holdings with $0.14 per share in that period. The loss of the disputed ICAP revenues for all of 2002 would reduce UIL Holdings' earnings in 2002 by approximately $0.29 per share.

                        UNITED CAPITAL INVESTMENTS, INC.

The estimated losses in 2002 from URI's passive investments reflect the results of the first six months of 2002 and contemplate no net investment income for the last six months of the year at UCI.

QUARTERLY EARNINGS PATTERN FOR 2002
-----------------------------------

The 2002 quarterly earnings pattern for UIL Holdings is expected to be somewhat different from the 2001 pattern. The timing of nuclear generating unit outages, which occurred in the second quarter of 2002 and in the first quarter of 2001, and an outage at BE's electric generating facility in the first half of 2002, changed the earnings pattern, particularly in the second quarter of 2002 from the second quarter of 2001. UI has experienced some cost savings in the first six months of 2002, due to delaying implementation of programs until later in the year, pending a Connecticut Department of Public Utility Control (DPUC) decision in the pending Rate Case. This will reduce earnings levels in the second half of 2002, while the current projection that there will be no UI earnings "sharing" in the third and fourth quarters of 2002 is expected to enhance earnings relative to the comparable quarters of 2001, subject to the final Rate Case decision by the DPUC.

Actual 2002 results may vary from estimates depending on factors that could affect some or all of UIL Holdings' businesses to varying degrees. The factors include the outcome of the UI Rate Case proceeding, changes due to weather, economic conditions, sales mix, the ability to control expenses, the ability to manage growth, the availability of and the ability to execute acquisitions and the results of those acquisitions, recoverability and possible impairment of goodwill, contract risks and collectibility of receivables, and unanticipated risks and events. These factors can change from quarter to quarter.

UIL Holdings' current overall estimate of earnings per share from operations for 2002 is between $3.20-$3.45. The estimates of quarterly results are as follows:

Earnings per share from operations:

                        Estimated               Actual                 Actual
 Quarter               2002 Range*               2002                   2001
 -------               ----------                ----                   ----
    1                  $0.65-$0.70              $0.68                  $0.67
    2                  $0.55-$0.65              $0.64                  $1.08
    3                  $1.45-$1.60                                     $1.77
    4                  $0.45-$0.60                                     $0.69
                                                                        ----
                                                                       $4.21

* Quarterly high and low range estimates are not additive, that is, the sums of the low and high range values should not be construed as representing any estimate other than UIL Holdings' annual estimate of $3.20-$3.45 per share.

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

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of the Shareowners of UIL Holdings was held on May 15, 2002, for the purpose of electing a Board of Directors for the ensuing year, voting on approval of the employment of PricewaterhouseCoopers LLP as the firm of independent public accountants to audit the books and affairs of UIL Holdings for the fiscal year 2002, and voting on approval of the proposal to increase the maximum numbers of shares of common stock for which stock options may be granted under the 1999 Stock Option Plan.

All of the nominees for election as Directors listed in UIL Holdings' proxy statement for the meeting were elected by the following votes:

                                                   NUMBER OF SHARES
                                        ----------------------------------
                                          VOTED                      NOT
       NOMINEE                            "FOR"                     VOTED
       -------                            -----                     -----
  Thelma R. Albright                    12,077,995                 142,216
  Marc C. Breslawsky                    12,076,346                 143,865
  David E. A. Carson                    12,074,541                 145,670
  Arnold L. Chase                       12,076,588                 143,624
  John F. Croweak                       12,076,491                 143,721
  Robert L. Fiscus                      12,077,653                 142,559
  Betsy Henley-Cohn                     12,074,683                 145,529
  John L. Lahey                         12,078,905                 141,308
  F. Patrick McFadden, Jr.              12,077,127                 143,085
  Daniel J. Miglio                      12,071,418                 148,795
  William F. Murdy                      12,075,044                 145,167
  James A. Thomas                       12,077,394                 142,818
  Nathaniel D. Woodson                  12,075,794                 144,418

The employment of PricewaterhouseCoopers LLP as the firm of independent public accountants to audit the books and affairs of UIL Holdings for the fiscal year 2002 was approved by the following vote:

                                        NUMBER OF SHARES
                                  ----------------------------
                VOTED               VOTED                NOT
                "FOR"             "AGAINST"             VOTED
                -----             ---------             -----
              11,982,725           175,860              61,626

The proposal to increase the maximum numbers of shares of common stock for which stock options may be granted under the 1999 Stock Option Plan was approved by the following vote:

                                        NUMBER OF SHARES
                                  ----------------------------
                 VOTED              VOTED               NOT
                 "FOR"            "AGAINST"            VOTED
                 -----            ---------            -----
              11,088,876           909,589            221,731

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

          Exhibit
         Table Item   Exhibit
          Number      Number                                 Description
         ----------   -------                                -----------
           (3)          3.2a      Copy of Bylaws of UIL Holdings Corporation, as amended through
                                  July 22, 2002, superseding Exhibit 3.2*.

          (10)         10.5d      Purchase and Sale Agreement for the Seabrook Nuclear Power
                                  Station by and among North Atlantic Energy Corporation, The
                                  United Illuminating Company, Great Bay Power Corporation, New
                                  England Power Company, The Connecticut Light and Power Company,
                                  Canal Electric Company, Little Bay Power Corporation, and New
                                  Hampshire Electric Cooperative, Inc., as Sellers, and FPL Energy
                                  Seabrook, LLC, as Buyer, dated April 13, 2002.

          (10)         10.21+     Copy of Employment Agreement, dated as of January 28, 2002, between UIL Holdings Corporation and Richard J. Nicholas.

          (10)         10.22+     Copy of Employment Agreement, dated as of April 22, 2002,
                                  between UIL Holdings Corporation and Louis J. Paglia.

          (10)         10.23+     Copy of engagement letter agreement, dated May 16, 2002, between
                                  UIL Holdings Corporation and Robert L. Fiscus.

          (21)         21a        List of subsidiaries of UIL Holdings Corporation, superseding
                                  Exhibit 21**.

----------------

+ Management contract or compensatory plan or arrangement.

* Filed with Quarterly Report (Form 10-Q) of UIL Holdings Corporation for fiscal quarter ended September 30, 2001.

**Filed with Annual Report (Form 10-K) of UIL Holdings Corporation for the fiscal year ended December 31, 2001.


     (b) Reports on Form 8-K.

           None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      UIL HOLDINGS CORPORATION




Date      8/13/2002                   Signature    /s/ Louis J. Paglia
    ----------------------                     ---------------------------------
                                                       Louis J. Paglia
                                                   Executive Vice President
                                                  and Chief Financial Officer