Form 10-Q
period 2002-09-30
UIL HOLDINGS CORP
filed 2002-11-12
CIK 1082510

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

The number of shares outstanding of the issuer's only class of common stock, as of October 31, 2002, was 14,460,680.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                        PAGE
                                                                       NUMBER
                                                                       ------

Item 1.  Financial Statements.                                            3

         Consolidated Statement of Income for the three and
          nine months ended September 30, 2002 and 2001.                  3
         Consolidated Statement of Comprehensive Income for the
          three and nine months ended September 30, 2002 and 2001.        3
         Consolidated Balance Sheet as of September 30, 2002
          and December 31, 2001.                                          4
         Consolidated Statement of Cash Flows for the three and
          nine months ended September 30,2002 and 2001.                   6

         Notes to Consolidated Financial Statements.                      7
           -   Statement of Accounting Policies                           7
           -   Capitalization                                             8
           -   Rate-Related Regulatory Proceedings                        9
           -   Short-term Credit Arrangements                            11
           -   Income Taxes                                              13
           -   Supplementary Information                                 14
           -   Commitments and Contingencies                             15
               -  Capital Expenditure Program                            15
               -  Nuclear Insurance Contingencies                        15
               -  Other Commitments and Contingencies                    15
                  -  Connecticut Yankee                                  15
                  -  Hydro-Quebec                                        16
                  -  Cross-Sound Cable Project                           16
                  -  Environmental Concerns                              16
                  -  Site Decontamination, Demolition and
                        Remediation Costs                                17
                  -  Termination of Standard Offer Supply Agreement      18
           -   Nuclear Fuel Disposal and Nuclear Plant Decommissioning   18
           -   Segment Information                                       19
           -   Goodwill and Other Intangible Assets                      19

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                      21

           -   Major Influences on Financial Condition                   21
           -   Capital Expenditure Program                               22
           -   Liquidity and Capital Resources                           23
           -   Subsidiary Operations                                     25
           -   Other Matters                                             26
           -   Results of Operations                                     27
           -   Looking Forward                                           39

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.      44

Item 4.  Controls and Procedures                                         44

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.                               46

         SIGNATURES AND CERTIFICATIONS                                   47

              PART 1: FINANCIAL INFORMATION
               ITEM 1: FINANCIAL STATEMENTS
                 UIL HOLDINGS CORPORATION
             CONSOLIDATED STATEMENT OF INCOME
           (THOUSANDS EXCEPT PER SHARE AMOUNTS)
                       (UNAUDITED)
                                                                Three Months Ended                   Nine Months Ended
                                                                   September 30,                       September 30,
                                                               2002             2001              2002              2001
                                                               ----             ----              ----              ----

OPERATING REVENUES (NOTE G)
  Utility                                                      $ 219,655       $ 209,896          $ 560,151         $ 548,824
  Non-utility businesses                                         101,428         103,717            303,556           269,496
                                                           --------------   -------------     --------------    --------------
       Total Operating Revenues                                  321,083         313,613            863,707           818,320
                                                           --------------   -------------     --------------    --------------
OPERATING EXPENSES
  Operation
     Fuel and energy                                              78,164          76,894            204,139           211,186
     Operation and maintenance                                   152,270         143,638            446,386           385,523
  Depreciation and amortization (Note G)                          30,613          27,127             70,259            67,903
  Taxes - other than income taxes (Note G)                        13,030          12,515             36,456            34,468
                                                           --------------   -------------     --------------    --------------
       Total Operating Expenses                                  274,077         260,174            757,240           699,080
                                                           --------------   -------------     --------------    --------------
OPERATING INCOME                                                  47,006          53,439            106,467           119,240
                                                           --------------   -------------     --------------    --------------

OTHER INCOME (EXPENSE), NET (NOTE G)                               2,525           2,698             (1,430)            5,703
                                                           --------------   -------------     --------------    --------------

INCOME BEFORE INTEREST CHARGES AND INCOME TAXES                   49,531          56,137            105,037           124,943
                                                           --------------   -------------     --------------    --------------

INTEREST CHARGES, NET
  Interest on long-term debt                                      10,843          10,898             32,486            31,949
  Interest on Seabrook obligation bonds owned by UI               (1,542)         (1,579)            (4,625)           (4,739)
  Other interest, net (Note G)                                       699           1,531              1,681             4,343
                                                           --------------   -------------     --------------    --------------
                                                                  10,000          10,850             29,542            31,553
  Amortization of debt expense and redemption premiums               484             531              1,547             1,625
                                                           --------------   -------------     --------------    --------------
       Interest Charges, net                                      10,484          11,381             31,089            33,178
                                                           --------------   -------------     --------------    --------------

INCOME BEFORE INCOME TAXES                                        39,047          44,756             73,948            91,765
                                                           --------------   -------------     --------------    --------------

INCOME TAXES (NOTE F)                                             17,240          19,827             33,432            42,140
                                                           --------------   -------------     --------------    --------------

NET INCOME AND INCOME APPLICABLE TO COMMON STOCK                $ 21,807        $ 24,929           $ 40,516          $ 49,625
                                                           ==============   =============     ==============    ==============

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC               14,265          14,101             14,228            14,093
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED             14,274          14,151             14,309            14,147

EARNINGS PER SHARE OF COMMON STOCK - BASIC                        $ 1.53          $ 1.77             $ 2.85            $ 3.52
EARNINGS PER SHARE OF COMMON STOCK - DILUTED                      $ 1.53          $ 1.76             $ 2.83            $ 3.51

CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                 $ 0.72          $ 0.72             $ 2.16            $ 2.16

------------------------------------------------------------------------------------------------------------------------------

                     UIL HOLDINGS CORPORATION
             CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                      (THOUSANDS OF DOLLARS)
                           (UNAUDITED)
                                                                Three Months Ended                   Nine Months Ended
                                                                   September 30,                       September 30,
                                                               2002             2001              2002              2001
                                                               ----             ----              ----              ----

NET INCOME                                                      $ 21,807        $ 24,929           $ 40,516          $ 49,625
OTHER COMPREHENSIVE INCOME, NET OF TAX:
  UNREALIZED LOSS ON INVESTMENT                                        -               -               (519)                -
                                                           --------------   -------------     --------------    --------------

COMPREHENSIVE INCOME (NOTE A)                                   $ 21,807        $ 24,929           $ 39,997          $ 49,625
                                                           ==============   =============     ==============    ==============

     The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

                     UIL HOLDINGS CORPORATION
                    CONSOLIDATED BALANCE SHEET

                              ASSETS
                      (THOUSANDS OF DOLLARS)

                                                                     September 30,          December 31,
                                                                          2002                 2001*
                                                                          ----                 -----
                                                                      (Unaudited)

Current Assets
  Unrestricted cash and temporary cash investments                          $ 15,616              $ 29,500
  Restricted cash                                                             56,414                56,596
  Utility accounts receivable less allowance of $1,500 and $1,500             66,167                58,607
  Other accounts receivable less allowance of $2,003 and $1,522              103,495               115,040
  Settlement assets                                                           55,959                37,655
  Unbilled revenues                                                           42,609                35,737
  Materials and supplies, at average cost                                     13,972                14,528
  Prepayments                                                                  5,094                 3,299
  Other                                                                        1,109                 1,005
                                                                    -----------------     -----------------
     Total Current Assets                                                    360,435               351,967
                                                                    -----------------     -----------------

Other Property and Investments
  Investment in United Bridgeport Energy facility                             97,687                92,059
  Nuclear decommissioning trust fund assets                                   26,064                26,269
  Marketable securities                                                            -                 3,954
  Other                                                                        5,488                 6,575
                                                                    -----------------     -----------------
     Total Other Property and Investments                                    129,239               128,857
                                                                    -----------------     -----------------

Property, Plant and Equipment at original cost
  In service                                                                 943,580               914,085
  Less, accumulated depreciation                                             441,043               420,743
                                                                    -----------------     -----------------
                                                                             502,537               493,342
Construction work in progress                                                 42,464                32,103
Nuclear fuel                                                                  18,138                20,973
                                                                    -----------------     -----------------
     Net Property, Plant and Equipment                                       563,139               546,418
                                                                    -----------------     -----------------

Regulatory Assets (AMOUNTS DUE FROM CUSTOMERS IN THE FUTURE
                   THROUGH THE RATEMAKING PROCESS)
  Nuclear plant investments-above market                                     462,061               477,396
  Income taxes due principally to book-tax differences                        80,848                86,114
  Long-term purchase power contracts-above market                            104,561               112,250
  Connecticut Yankee                                                          17,172                21,291
  Unamortized redemption costs                                                20,336                21,172
  Other                                                                       49,325                44,752
                                                                    -----------------     -----------------
     Total Regulatory Assets                                                 734,303               762,975
                                                                    -----------------     -----------------

Deferred Charges
  Goodwill                                                                    76,936                63,456
  Unamortized debt issuance expenses                                           4,172                 5,208
  Other                                                                        5,410                 5,050
                                                                    -----------------     -----------------
     Total Deferred Charges                                                   86,518                73,714
                                                                    -----------------     -----------------

     Total Assets                                                        $ 1,873,634           $ 1,863,931
                                                                    =================     =================

*Derived from audited financial statements

         The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

                     UIL HOLDINGS CORPORATION
                    CONSOLIDATED BALANCE SHEET

                  LIABILITIES AND CAPITALIZATION
                      (Thousands of Dollars)

                                                                     September 30,    December 31,
                                                                        2002              2001*
                                                                        ----              -----
                                                                     (Unaudited)
Current Liabilities
  Notes payable                                                           $ 4,100          $ 33,215
  Current portion of long-term debt                                       100,000           100,000
  Accounts payable                                                         25,989            40,716
  Settlement obligations                                                  108,775            92,348
  Dividends payable                                                        10,266            10,163
  Accrued liabilities                                                     101,001           103,374
  Taxes accrued                                                            32,522             6,373
  Interest accrued                                                         14,606            11,119
  Obligations under capital leases                                            464               438
                                                                    --------------     -------------
          Total Current Liabilities                                       397,723           397,746
                                                                    --------------     -------------

Noncurrent Liabilities
  Purchase power contract obligation                                      104,561           112,250
  Nuclear decommissioning obligation                                       26,064            26,269
  Connecticut Yankee contract obligation                                   11,689            14,969
  Long-term notes payable                                                  16,977            12,788
  Obligations under capital leases                                         14,937            15,288
  Other                                                                    12,727            13,689
                                                                    --------------     -------------
          Total Noncurrent Liabilities                                    186,955           195,253
                                                                    --------------     -------------

Deferred Income Taxes (FUTURE TAX LIABILITIES OWED
                       TO TAXING AUTHORITIES)                             217,949           221,727
                                                                    --------------     -------------

Regulatory Liabilities (AMOUNTS OWED TO CUSTOMERS IN THE FUTURE
                        THROUGH THE RATEMAKING PROCESS)
  Accumulated deferred investment tax credits                              13,376            13,764
  Deferred gains on sale of property                                       30,265            29,827
  Customer refund                                                           6,821             3,657
  Other                                                                     4,755             3,405
                                                                    --------------     -------------
           Total Regulatory Liabilities                                    55,217            50,653
                                                                    --------------     -------------

Commitments and Contingencies (Note L)

Capitalization (Note B)
  Long-term debt
    Long-term debt                                                        579,319           579,264
    Investment in Seabrook obligation bonds                               (78,754)          (80,707)
                                                                    --------------     -------------
      Net long-term debt                                                  500,565           498,557
                                                                    --------------     -------------

  Common Stock Equity
    Common Stock                                                          296,501           291,788
    Paid-in capital                                                         3,751             2,760
    Unrealized gain on investment                                               -               519
    Capital stock expense                                                  (2,170)           (2,170)
    Unearned employee stock ownership plan equity                          (6,648)           (7,361)
    Retained earnings                                                     223,791           214,459
                                                                    --------------     -------------
          Net Common Stock Equity                                         515,225           499,995
                                                                    --------------     -------------

          Total Capitalization                                          1,015,790           998,552
                                                                    --------------     -------------

          Total Liabilities and Capitalization                        $ 1,873,634       $ 1,863,931
                                                                    ==============     =============

*Derived from audited financial statements

         The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

                  UIL HOLDINGS CORPORATION
            CONSOLIDATED STATEMENT OF CASH FLOWS
                  (THOUSANDS OF DOLLARS)
                      (UNAUDITED)

                                                          Three Months Ended                 Nine Months Ended
                                                             September 30,                     September 30,
                                                        2002              2001             2002           2001
                                                        ----              ----             ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                             $ 21,807          $ 24,929        $ 40,516        $ 49,625
                                                    --------------    --------------    ------------   -------------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                         20,981            20,939          53,743          60,947
     Deferred income taxes                                 (3,518)           (1,285)         (4,582)        (17,604)
     Deferred investment tax credits - net                   (174)             (166)           (388)           (477)
     Amortization of nuclear fuel                           1,536             1,572           4,121           4,014
     Allowance for funds used during construction            (543)             (464)         (1,611)         (1,374)
     CTA and SBC regulatory deferral                        3,293             4,513          (1,968)         (1,366)
     Changes in:
       Accounts receivable - net                            3,890           (22,790)         12,018         (49,560)
       Materials and supplies                                 132            (2,839)            737          (1,884)
       Prepayments                                         (2,309)             (866)         (2,003)         (1,406)
       Settlements assets                                   2,833           (11,509)        (18,304)         (6,343)
       Accounts payable                                    (7,304)           (5,239)        (16,729)        (20,602)
       Interest accrued                                    (3,714)           (3,718)          3,487           5,974
       Taxes accrued                                       22,453            20,933          26,020          32,266
       Settlements obligations                             24,093            20,885          16,427          12,259
       Other assets and liabilities                        (1,210)            4,378         (17,637)         30,695
                                                    --------------    --------------    ------------   -------------
     Total Adjustments                                     60,439            24,344          53,331          45,539
                                                    --------------    --------------    ------------   -------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                 82,246            49,273          93,847          95,164
                                                    --------------    --------------    ------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuances of:
      Common stock                                            290               330           5,898           1,030
      Long-term debt                                            -                 -               -          75,000
   Notes payable                                          (20,175)          (12,335)        (30,955)        (86,321)
   Expenses of issuances                                        -                 -               -            (825)
   Lease obligations                                         (111)             (103)           (396)           (301)
   Common stock dividends                                 (10,265)          (10,147)        (30,646)        (30,422)
                                                    --------------    --------------    ------------   -------------
 NET CASH USED IN FINANCING ACTIVITIES                    (30,261)          (22,255)        (56,099)        (41,839)
                                                    --------------    --------------    ------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Plant expenditures, including nuclear fuel            (16,386)           (8,803)        (40,487)        (28,304)
    Acquisiton of businesses, net of cash acquired              -            (2,027)        (13,849)        (15,387)
    Investment in non-utility business                       (271)                -          (2,521)              -
    Investment in debt securities, net                          -                 -           5,043           1,928
                                                    --------------    --------------    ------------   -------------
 NET CASH USED IN INVESTING ACTIVITIES                    (16,657)          (10,830)        (51,814)        (41,763)
                                                    --------------    --------------    ------------   -------------

CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD                                  35,328            16,188         (14,066)         11,562
BALANCE AT BEGINNING OF PERIOD                             36,702            42,813          86,096          47,439
                                                    --------------    --------------    ------------   -------------
BALANCE AT END OF PERIOD                                   72,030            59,001          72,030          59,001
LESS: RESTRICTED CASH                                      56,414            39,163          56,414          39,163
                                                    --------------    --------------    ------------   -------------
BALANCE: UNRESTRICTED CASH AND
  TEMPORARY CASH INVESTMENTS                             $ 15,616          $ 19,838        $ 15,616        $ 19,838
                                                    ==============    ==============    ============   =============

CASH PAID DURING THE PERIOD FOR:
   Interest (net of amount capitalized)                  $ 11,881          $ 12,757        $ 23,847        $ 23,494
                                                    ==============    ==============    ============   =============
   Income taxes                                               $ -           $ 2,800        $ 12,800        $ 30,300
                                                    ==============    ==============    ============   =============



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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

BASIS OF PRESENTATION

The consolidated financial statements of UIL Holdings Corporation (UIL Holdings) and its wholly-owned direct subsidiaries, The United Illuminating Company (UI) and United Resources, Inc. (URI), have been prepared pursuant to the applicable rules and regulations of the Securities and Exchange Commission (SEC). UIL Holdings' consolidated financial statements include the accounts of UIL Holdings and its wholly-owned subsidiaries, UI and URI. Intercompany accounts and transactions have been eliminated in consolidation. The statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results of operations, financial position and cash flows for the periods presented. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. UIL Holdings believes that the disclosures are adequate to make the information presented not misleading. Certain prior year amounts have been reclassified to conform to the current year's presentation. UIL Holdings' consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in UIL Holdings' Annual Report on Form 10-K for the year ended December 31, 2001. Such notes are supplemented as follows:

(A)  STATEMENT OF ACCOUNTING POLICIES

NUCLEAR DECOMMISSIONING TRUSTS

External trust funds are maintained to fund the estimated future decommissioning costs of the nuclear generating units in which UI has an ownership interest. These costs are accrued as a charge to depreciation expense over the estimated service lives of the units and are recovered in rates on a current basis. UI paid $0.7 million and $2.0 million into the decommissioning trust fund for Seabrook Unit 1 in the three and nine months ended September 30, 2002, respectively. The payments made into the decommissioning trust funds for Seabrook Unit 1 and Millstone Unit 3 were $0.8 million and $2.5 million for the three and nine months ended September 30, 2001, respectively. The sale of UI's interest in Millstone Unit 3 was consummated on March 31, 2001, and UI's share of the unit's decommissioning trust funds were transferred to the buyer at that time. The sale of UI's interest in Seabrook Station was consummated on November 1, 2002, and UI's share of the unit's decommissioning trust funds were transferred to the buyer at that time.

At September 30, 2002, UI's share of the trust fund balance for Seabrook Unit 1, which included accumulated earnings on the funds, was $26.1 million. This fund balance is included in "Other Property and Investments" and the accrued decommissioning obligation is included in "Noncurrent Liabilities" on the Consolidated Balance Sheet.

IMPAIRMENT OF LONG-LIVED ASSETS

Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires the recognition of impairment losses on long-lived assets when the book value of an asset exceeds the sum of the expected future undiscounted cash flows that result from the use of the asset and its eventual disposition. This standard also requires that rate-regulated companies recognize an impairment loss when a regulator excludes all or part of a cost from rates, even if the regulator allows the company to earn a return on the remaining costs allowed. Under this standard, the probability of recovery and the recognition of regulatory assets under the criteria of SFAS No. 71 must be assessed on an ongoing basis. At September 30, 2002 and December 31, 2001, neither UI nor URI had any assets that were impaired under this standard.

COMPREHENSIVE INCOME

Comprehensive income included unrealized pre-tax losses of $0 and $862,500 for the three and nine months ended September 30, 2002, respectively, ($0 and $518,578, respectively, after-tax), on a convertible note held by American

                            UIL HOLDINGS CORPORATION

Payment Systems, Inc. (APS), a wholly-owned subsidiary of UIL Holdings. The unrealized pre-tax loss of $862,500 for the nine months ended September 30, 2002 reversed an unrealized pre-tax gain of $862,500 on the convertible note that occurred in the fourth quarter of 2001. The convertible note was repaid in May 2002. Comprehensive income for the three and nine months ended September 30, 2001 was equal to net income as reported.

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

The Financial Accounting Standards Board has issued SFAS No. 142, "Goodwill and Other Intangible Assets." UIL Holdings adopted SFAS No. 142 effective January 1, 2002. For further information regarding the adoption of this standard, see Note
(Q), "Goodwill and Other Intangible Assets," to the consolidated financial statements.

The Financial Accounting Standards Board has issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement, which is effective for fiscal years beginning after June 15, 2002, requires that an asset retirement obligation be recognized at the time when an entity faces a legal obligation to retire an asset. The asset retirement cost would be capitalized as part of the related long-lived asset and initially measured at fair value and adjusted in subsequent periods when necessary. Upon adoption of the statement, a cumulative effect approach will be used to recognize transition amounts for any existing asset retirement obligations. SFAS No. 143 will be effective for UIL Holdings beginning January 1, 2003. UIL Holdings is currently assessing the impact of this standard and expects to complete this review by December 31, 2002.

(B)  CAPITALIZATION

COMMON STOCK

UIL Holdings had 14,460,680 shares of its common stock, without par value, outstanding at September 30, 2002, of which 195,585 shares were unallocated shares held by UI's 401(k)/Employee Stock Ownership Plan (KSOP) and not recognized as outstanding for accounting purposes.

In 1998, UI entered into an arrangement under which it loaned $11.5 million to the KSOP. The trustee for the KSOP used the funds to purchase 328,300 shares of UI common stock in open market transactions. On July 20, 2000, effective with the formation of a holding company structure, unallocated shares held by the KSOP were converted into shares of UIL Holdings' common stock. The shares will be allocated to employees' KSOP accounts, as the loan is repaid, to cover a portion of the required KSOP contributions. The loan will be repaid by the KSOP over a twelve-year period, using employer contributions and UIL Holdings' dividends paid on the unallocated shares of the stock held by the KSOP. As of September 30, 2002, 195,585 shares, with a fair market value of $6.9 million, had been purchased by the KSOP and had not been committed to be released or allocated to KSOP participants.

In 1990, UI's Board of Directors and the shareowners approved a stock option plan for officers and key employees of UI. Effective with the formation of the holding company structure on July 20, 2000, all options were converted into options to purchase shares of UIL Holdings' common stock.

On June 28, 1999, UI's shareowners approved a stock option plan for directors, officers and key employees of UI, providing for the awarding of options to purchase up to 650,000 shares of common stock over periods of from one to ten years following the dates when the options are granted. The exercise price of each option cannot be less than the market value of the stock on the date of the grant. Effective with the formation of the holding company structure on July 20, 2000, all options were converted into options to purchase shares of UIL Holdings' common stock. On March 25, 2002, the Board of Directors recommended to the shareowners that the plan be amended to increase the

                            UIL HOLDINGS CORPORATION
maximum number of shares of UIL Holdings' common stock for which stock options may be granted from 650,000 to 1,350,000, and to increase the limit on the number of shares that may be covered by options granted in any one year to any employee from 50,000 to 150,000. The shareowners approved this amendment at the UIL Holdings Annual Meeting on May 15, 2002. The Board of Directors had granted options to purchase 220,700 shares of stock at an exercise price of $56.605 per share and 20,000 shares of stock at an exercise price of $57.60 per share, contingent on shareowner approval of this amendment.

RETAINED EARNINGS RESTRICTION

The indenture under which UI has issued $200 million principal amount of Notes places limitations on UI relative to the payment of cash dividends on its common stock, which is wholly-owned by UIL Holdings, and the purchase or redemption of said common stock. Retained earnings in the amount of $82.4 million were free from such limitations at September 30, 2002.

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

In conjunction with the sale of Seabrook Station on November 1, 2002, UI's obligation under its Seabrook Unit 1 sale/leaseback agreement was terminated. The obligation was paid off using proceeds from the sale of Seabrook Station, the receipt of $80.8 million (including accrued interest of $2.0 million) from the redemption of UI's investment in the Seabrook Lease Obligation Bonds, and approximately $32.0 million of short-term borrowings. This temporary increase in short-term borrowings will be paid off in 2003 with the realization of tax benefits from the sale of Seabrook Station.

(C)  RATE-RELATED REGULATORY PROCEEDINGS

In November 2001, as directed by the Connecticut Department of Public Utility Control (DPUC), UI filed a retail customer rate case application and supporting schedules and pre-filed testimony, with the DPUC (Rate Case). In that application, UI proposed no change in its previously authorized base rates and no change in its 11.5% previously authorized return on equity. UI had previously agreed, and subsequently been ordered by the DPUC, to continue the earnings sharing applicable to a previous multi-year rate plan for the period January 1, 2002 until the conclusion of the Rate Case proceeding. Under that prior earnings sharing mechanism, earnings above 11.5% on an annual basis, were shared one-third for customer bill reductions, which lowered recorded revenue, and one-third to accelerate amortization of stranded costs, with one-third retained by UI as earnings.

The DPUC issued a final decision in the Rate Case proceeding that became effective on September 26, 2002. The decision provides for a $30.9 million reduction in UI's annual revenue requirements, including (1) a $20.3 million reduction to UI's transmission and distribution customer rates, (2) $2.0 million to be applied annually for additional funding of conservation programs, (3) $8.3 million to be applied annually to reduce stranded costs, and (4) $0.3 million to be applied to a combination of uncollectibles, taxes and rate base changes. Customer rates are to be reduced by 3% overall. The rate reductions are to be applied across-the-board, with no significant rate design changes, although the generation services charge (GSC) component of customers' rates is increased and the competitive transaction assessment (CTA) component is decreased in a dollar amount equal to the GSC increase. The final Rate Case decision reduces UI's authorized return on equity to 10.45%. Earnings above the authorized return are to be shared 50% to customers and 50% to retained earnings, with the customers' share divided equally between bill reductions and an accelerated amortization of stranded costs. The Rate Case decision did not adopt or impose a multi-year rate plan. The Rate Case decision recognizes that the revenue requirements determination,

                            UIL HOLDINGS CORPORATION
including the applicable return on equity, for transmission investment is within the jurisdiction of the Federal Energy Regulatory Commission. UI's authorized return on equity for transmission investment is 10.75%.

On October 11, 2002, UI filed with the DPUC a petition for reconsideration, requesting that the DPUC reconsider its decision and correct two errors with respect to the calculation of UI's revenue requirements. On November 6, 2002, the DPUC issued a decision reopening the Rate Case to consider one of the errors noted in UI's petition, and UI expects a prompt decision by the DPUC in the reopened proceeding. The DPUC denied reconsideration of the second issue raised in the UI petition. UI is also considering a future request that the DPUC reopen the Rate Case docket to address anticipated increases in pension expenses. Pension expense is expected to increase dramatically above levels approved in the Rate Case decision due to poor equity market performance and the historically low level of interest rates, both of which have increased UI's pension expense. Absent significant improvement in the equity markets or an increase in interest rates, UI's pension plan will be underfunded when measured at December 31, 2002 and an increase in pension expense and cash funding will be required in the future.

In April 1998, Connecticut enacted Public Act 98-28 (the Restructuring Act), a massive and complex statute designed to restructure the State's regulated electric utility industry. As a result of the Restructuring Act, the business of selling electricity directly to consumers has been opened to competition since January 2000. This business activity is separated from the business of delivering electricity to consumers, also known as the transmission and distribution business. The business of delivering electricity remains with the incumbent franchised utility companies (including UI).

A major component of the Restructuring Act is the collection, by Distribution Companies, of a "competitive transition assessment," a "systems benefits charge," an "energy conservation and load management program charge" and a "renewable energy investment charge." The competitive transition assessment represents costs that have been reasonably incurred, or will be incurred, by Distribution Companies to meet their public service obligations as Distribution Companies, and that will likely not otherwise be recoverable in a competitive generation and supply market. These costs include above-market long-term purchased power contract obligations, regulatory asset recovery and above-market investments in power plants (so-called stranded costs). The systems benefits charge represents public policy costs, such as generation decommissioning and displaced worker protection costs. Beginning in 2000, a Distribution Company is required to collect the competitive transition assessment, the systems benefits charge, the energy conservation and load management program charge and the renewable energy investment charge from its customers. The DPUC has an annual proceeding to review UI's collection of the competitive transition assessment and systems benefits charge for the prior year, and to establish the applicable competitive transition assessment charge and systems benefits charge for the next year. UI had proposed no changes to these charges since they were established in 1999 for collection beginning January 1, 2000. Because of overcollection of systems benefits charge revenues in 2001, and an expectation that such revenues will exceed systems benefits charge costs in 2002 and 2003, the DPUC has ordered that UI's systems benefits charge on customers' bills be reduced for 2003, with an offsetting increase to the competitive transition assessment charge.

Under the Restructuring Act, all Connecticut electricity customers are able to choose their power supply providers. Through December 31, 2003, UI is required to offer retail service to its customers under a regulated "standard offer" rate to each customer who does not choose an alternate power supply provider, even though UI is no longer in the business of power generation. UI is also required under the Restructuring Act to provide back-up power supply service to customers whose alternate power supply provider fails to provide power supply services for reasons other than the customers' failure to pay for such services. On December 28, 2001, UI entered into an agreement with Virginia Electric and Power Company for the supply of all of UI's standard offer generation service needs from January 1, 2002 through December 31, 2003, and for the supply of all of UI's generation service requirements for special contract customers through 2008. See discussion in Note (L) with respect to UI's prior standard offer supplier.

The Restructuring Act required that, in order for UI to recover any stranded costs, it must attempt to divest its ownership interests in two nuclear-fueled power plants prior to 2004. The sale of UI's ownership in Millstone Unit 3

                            UIL HOLDINGS CORPORATION
was consummated on March 31, 2001. The sale of UI's interest in Seabrook Station was consummated on November 1, 2002. In compliance with the Restructuring Act, the net-of-tax gain from the sale, after termination of the sale/leaseback agreement, that is in excess of the book value of the plant, as set by the DPUC, based on its estimate of the market value of the plant, must be used to reduce UI's stranded costs. Accordingly, there should be no direct contemporaneous impact on UI's financial results as a result of the sale. However, UI will receive no operating earnings from Seabrook Station after October 31, 2002.

The DPUC is required by Connecticut law to initiate a proceeding whenever a work stoppage occurs at a public service company for a period of more than seven days. Because the unionized employees at UI were on strike from May 16, 2002 to June 9, 2002, the DPUC will conduct a proceeding to determine whether, as a result of the work stoppage, UI earned unreasonable profits and whether the quality of service to UI's customers was impaired. UI has submitted to the DPUC a post-strike analysis of the financial impact of the strike, together with a review of service quality metrics. The DPUC and the state's Office of Consumer Counsel have submitted interrogatories to UI regarding this submission. No time schedule has been set by the DPUC for this proceeding.

Under Connecticut law, the DPUC is required to conduct a management audit of each electric public service company having more than seventy-five thousand customers, no less frequently than once every six years. The last DPUC management audit of UI began in 1996 and concluded in 1997, and in the third quarter of 2002 the DPUC commenced the management audit process for UI. The DPUC's Utilities Operations and Management Analysis Unit and the consulting firm selected to assist the DPUC in its audit of UI have begun interviews of UI personnel and a review of related data.

(E)  SHORT-TERM CREDIT ARRANGEMENTS

UIL Holdings has a money market loan arrangement with JPMorgan Chase Bank. This is an uncommitted short-term borrowing arrangement under which JPMorgan Chase Bank may make loans to UIL Holdings for fixed maturities from one day up to six months. JPMorgan Securities, Inc. acts as an agent and sells the loans to investors. The fixed interest rates on the loans are determined based on conditions in the financial markets at the time of each loan. As of September 30, 2002, UIL Holdings had no loans outstanding under this arrangement.

On August 1, 2002, UIL Holdings entered into a revolving credit agreement with a group of banks, which extends to July 31, 2003. The borrowing limit of this facility is $100 million. The facility permits UIL Holdings to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits UIL Holdings to borrow money for fixed periods of time specified by UIL Holdings at fixed interest rates determined by the Eurodollar interbank market in London (LIBOR). If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of UIL Holdings and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to UIL Holdings under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of September 30, 2002, UIL Holdings had no short-term borrowings outstanding under this facility.

UIL Holdings' short-term borrowings increased by approximately $32.0 million in connection with the consummation of the sale of Seabrook Station on November 1, 2002. This temporary increase in short-term borrowings will be paid off in 2003 with the realization of tax benefits from the sale of Seabrook Station.

Xcelecom, Inc. (Xcelecom), a wholly-owned indirect subsidiary of UIL Holdings, has a revolving working capital credit agreement with two banks that expires on June 30, 2004, which is subject to a post closing condition. Xcelecom expects to resolve this condition by November 29, 2002. This agreement provides for a $35 million revolving working capital facility, available to meet working capital needs and up to $5 million in capital equipment needs, and to support standby letters of credit issued by Xcelecom in the normal course of its business. This agreement also provides for the payment of interest at a rate, at the option of Xcelecom, based on the bank's prime interest rate or LIBOR.
As of September 30, 2002, the outstanding balance on this facility was $2.0 million. In

                            UIL HOLDINGS CORPORATION
addition, Xcelecom had outstanding standby letters of credit of $5.1 million at September 30, 2002. All borrowings outstanding under this agreement are secured solely by assets of Xcelecom and its subsidiaries.

American Payment Systems, Inc. (APS), a wholly-owned indirect subsidiary of UIL Holdings, has a $10 million revolving credit agreement with a bank that has been extended to November 29, 2002. This agreement is available for working capital needs, acquisition of fixed assets and investments in acquired companies. The terms of this agreement allow APS to select the interest rate on its short-term borrowings based on either the bank's prime interest rate or LIBOR. As of September 30, 2002, APS had $1.2 million in short-term borrowings outstanding under this agreement. APS is currently negotiating a new facility with the bank. All borrowings outstanding under this agreement are secured solely by assets of APS and its subsidiaries.

                      UIL HOLDINGS CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(F) INCOME TAXES
                                               Three Months Ended                Nine Months Ended
                                                  September 30,                    September 30,
                                              2002           2001              2002            2001
                                              ----           ----              ----            ----
                                                 (In Thousands)                   (In Thousands)
Income tax expense consists of:
Income tax provisions (benefit):
  Current
              Federal                         $16,957         $17,233          $ 31,112        $ 48,750
              State                             3,975           4,045             7,290          11,471
                                            ----------    ------------      ------------    ------------
                 Total current                 20,932          21,278            38,402          60,221
                                            ----------    ------------      ------------    ------------
  Deferred
              Federal                          (2,704)           (845)           (2,990)        (13,914)
              State                              (814)           (440)           (1,592)         (3,690)
                                            ----------    ------------      ------------    ------------
                 Total deferred                (3,518)         (1,285)           (4,582)        (17,604)
                                            ----------    ------------      ------------    ------------

  Investment tax credits                         (174)           (166)             (388)           (477)
                                            ----------    ------------      ------------    ------------

     Total income tax expense                 $17,240         $19,827          $ 33,432        $ 42,140
                                            ==========    ============      ============    ============

Income tax components charged as follows:
  Operating tax expense                       $18,233         $20,526          $ 35,411        $ 42,975
  Nonoperating tax benefit                       (993)           (699)           (1,979)           (835)
                                            ----------    ------------      ------------    ------------

     Total income tax expense                 $17,240         $19,827          $ 33,432        $ 42,140
                                            ==========    ============      ============    ============

                            UIL HOLDINGS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(G)  SUPPLEMENTARY INFORMATION (UNAUDITED)
                                                           Three Months Ended             Nine Months Ended
                                                             September 30,                  September 30,
                                                           2002          2001             2002          2001
                                                           ----          ----             ----          ----
                                                             (In Thousands)                 (In Thousands)
OPERATING REVENUES
Utility
    Retail                                                $ 192,252     $ 184,256        $ 488,239     $ 484,256
    Wholesale                                                18,254        17,574           49,372        44,989
    Other                                                     9,149         8,066           22,540        19,579
Non-utility businesses
    American Payment Systems                                 22,758        16,016           68,236        40,254
    Xcelecom                                                 78,732        87,752          235,500       229,355
    Other/Eliminations                                          (62)          (51)            (180)         (113)
                                                       -------------  ------------    ------------- -------------
         Total Operating Revenues                         $ 321,083     $ 313,613        $ 863,707     $ 818,320
                                                       =============  ============    ============= =============

SALES BY CLASS(MEGAWATT-HOURS)
    Retail
    Residential                                             681,781       604,532        1,701,705     1,630,657
    Commercial                                              691,040       685,247        1,863,242     1,883,646
    Industrial                                              284,510       287,234          777,855       820,257
    Other                                                    10,238        10,296           32,818        32,982
                                                       -------------  ------------    ------------- -------------
    Total Retail Sales                                    1,667,569     1,587,309        4,375,620     4,367,542
    Wholesale                                               570,263       564,626        1,541,119     1,492,183
                                                       -------------  ------------    ------------- -------------
         Total Sales by Class                             2,237,832     2,151,935        5,916,739     5,859,725
                                                       =============  ============    ============= =============

DEPRECIATION AND AMORTIZATION
    Utility property, plant, and equipment                  $ 6,934       $ 6,384         $ 20,771      $ 19,229
    Non-utility business property, plant and equipment        1,613           959            4,323         2,741
    Nuclear Decommissioning                                     672           833            2,017         2,604
                                                       -------------  ------------    ------------- -------------
         Total Depreciation                                   9,219         8,176           27,111        24,574
                                                       -------------  ------------    ------------- -------------
    Amortization of intangibles                                 413         1,162            1,359         3,257
    Amortization of nuclear plant regulatory assets          13,589         9,476           19,783        15,350
    Amortization of purchase power contracts                  6,052         6,583           17,961        19,533
    Amortization of other regulatory assets                   1,047         1,437            3,166         4,310
    Amortization of cancelled plant                             293           293              879           879
                                                       -------------  ------------    ------------- -------------
         Total Amortization                                  21,394        18,951           43,148        43,329
                                                       -------------  ------------    ------------- -------------
         Total Depreciation and Amortization               $ 30,613      $ 27,127         $ 70,259      $ 67,903
                                                       =============  ============    ============= =============

TAXES - OTHER THAN INCOME TAXES
    Operating:
       Connecticut gross earnings                           $ 8,516       $ 8,094         $ 21,470      $ 20,434
       Local real estate and personal property                3,085         3,070            9,672         9,489
       Payroll taxes                                          1,429         1,351            5,314         4,545
                                                       -------------  ------------    ------------- -------------
         Total Taxes - Other than Income Taxes             $ 13,030      $ 12,515         $ 36,456      $ 34,468
                                                       =============  ============    ============= =============

OTHER INCOME (EXPENSE), NET
    Interest income                                          $ (207)        $ 182            $ 211         $ 493
    Allowance for funds used during construction                543           464            1,611         1,374
    Equity earnings from Connecticut Yankee                     539            99              724           190
    Non-utility business passive income (expense)             2,141         1,398           (3,481)        3,241
    Miscellaneous other income and (expense) - net             (491)          555             (495)          405
                                                       -------------  ------------    ------------- -------------
         Total Other Income (Expense), net                  $ 2,525       $ 2,698         $ (1,430)      $ 5,703
                                                       =============  ============    ============= =============

OTHER INTEREST, NET
    Notes Payable                                             $ 123         $ 345            $ 332       $ 2,342
    Other                                                       576         1,186            1,349         2,001
                                                       -------------  ------------    ------------- -------------
         Total Other Interest, net                            $ 699       $ 1,531          $ 1,681       $ 4,343
                                                       =============  ============    ============= =============

                            UIL HOLDINGS CORPORATION

(L)  COMMITMENTS AND CONTINGENCIES

CAPITAL EXPENDITURE PROGRAM

UIL Holdings' continuing capital expenditure program is estimated at $336.5 million, excluding UI's allowance for funds used during construction, for 2002 through 2006. As a result of the Rate Case decision, UIL Holdings is reviewing its capital expenditure program. The estimated capital expenditures during the period from 2002 to 2006, as shown in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Expenditure Program," reflect the deferral of certain expenditures from one year to another within the period.

UI is planning to participate in a proposed high voltage transmission line project in southwestern Connecticut. The project will require numerous regulatory approvals and permits, and it is being opposed by a number of public officials and private groups. Due to uncertainty regarding approvals, timing and UI's share of the cost of the project, this project has not been included in the total estimated cost of UIL Holdings' capital expenditure program for 2002 through 2006.

NUCLEAR INSURANCE CONTINGENCIES

The Price-Anderson Act, the renewal of which is pending in a Congressional conference committee, limits public liability resulting from a single incident at a nuclear power plant. The first $200 million of liability coverage is provided by purchasing the maximum amount of commercially available insurance. Additional liability coverage will be provided by an assessment of up to $83.9 million per incident, levied on each of the nuclear units licensed to operate in the United States, subject to a maximum assessment of $10 million per incident per nuclear unit in any year. In addition, if the sum of all public liability claims and legal costs resulting from any nuclear incident exceeds the maximum amount of financial protection, each reactor operator can be assessed an additional 5% of $83.9 million, or $4.2 million. The maximum assessment is adjusted at least every five years to reflect the impact of inflation. With respect to the one operating nuclear generating unit in which UI had an interest, UI was obligated to pay its ownership and leasehold share of any statutory assessment resulting from a nuclear incident at any nuclear generating unit.

The Nuclear Regulatory Commission requires each operating nuclear generating unit to obtain property insurance coverage in a minimum amount of $1.06 billion and to establish a system of prioritized use of the insurance proceeds in the event of a nuclear incident. The system requires that the first $1.06 billion of insurance proceeds be used to stabilize the nuclear reactor to prevent any significant risk to public health and safety and then for decontamination and cleanup operations. Only following completion of these tasks would the balance, if any, of the segregated insurance proceeds become available to the unit's owners. For the one operating nuclear generating unit in which UI had an interest, UI was required to pay its ownership and leasehold share of the cost of purchasing such insurance. This unit had purchased $2.75 billion of property insurance coverage, representing the limits of coverage available from conventional nuclear insurance pools.

As a result of the sale of UI's interest in Seabrook Station, consummated on November 1, 2002, UI is no longer required to maintain these nuclear property and liability insurance coverages.

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

                            UIL HOLDINGS CORPORATION

FERC-approved decommissioning costs, other costs associated with the permanent shutdown of the Connecticut Yankee Unit, the unrecovered investment in the Connecticut Yankee Unit, and a return on equity of 6%.

UI's estimate of its remaining share of Connecticut Yankee costs, including decommissioning, less the return of UI's investment in Connecticut Yankee (approximately $5.5 million) and the projected future return on this investment (approximately $0.7 million) at September 30, 2002, is approximately $11.7 million. This estimate, which is subject to ongoing review and revision, has been recorded as an obligation with an offsetting regulatory asset of $17.2 million, which includes the $5.5 million return of investment. UI estimates that the decommissioning will be completed in 2004.

                                  HYDRO-QUEBEC

UI is a participant in the Hydro-Quebec transmission intertie facility linking New England and Quebec, Canada. Phase I of this facility, which became operational in 1986 and in which UI has a 5.45% participating share, has a 690 megawatt equivalent generation capacity value; and Phase II, in which UI has a 5.45% participating share, increased the equivalent generation capacity value of the intertie from 690 megawatts to a maximum of 2000 megawatts in 1991. UI is obligated to furnish a guarantee for its participating share of the debt financing for the Phase II facility. As of September 30, 2002, UI's guarantee liability for this debt was approximately $4.5 million.

                            CROSS-SOUND CABLE PROJECT

United Capital Investments (UCI), an indirect wholly-owned subsidiary of UIL Holdings, has a 25% interest in Cross-Sound Cable Company, LLC (Cross-Sound), which owns and proposes to operate a 330-megawatt merchant transmission line connecting Connecticut and Long Island under Long Island Sound. UCI has furnished a credit support agreement for its participating share of the debt financing during construction of this project, up to a maximum of $33.8 million. Under a separate agreement, UIL Holdings is a guarantor of the credit-support obligation of UCI. The project's construction loan financing arrangement extends to February 28, 2003, by which time a new financing arrangement will have been negotiated. Prior to closing of the new financing and based on the recommended financing structure, the shareholders, including UCI, may be required to provide an additional equity contribution. Cross-Sound has informed UCI that, as of September 30, 2002, UCI's credit-support obligation was approximately $13.6 million, assuming that the primary third-party project guarantors meet their obligations during the pendency of the litigation described below. This project has been opposed by a number of public officials and private groups who have participated actively in governmental permitting proceedings relative to the project and have attempted to enact a state statute delaying the project. On March 17, 2002, the Connecticut Department of Environmental Protection issued a permit for the project and, on March 19, 2002, the United States Army Corps of Engineers approved a permit application for siting the cable in the New Haven Harbor navigation channel. On January 3, 2002, the Connecticut Siting Council
(CSC) approved a permit application for siting the cable; however, the Connecticut Attorney General and the City of New Haven appealed the CSC's decision to the Connecticut Superior Court. The Superior Court denied requests filed by both the Attorney General and the City for a stay of the effectiveness of the CSC permit pending the outcome of the appeals; and on August 21, 2002 the same Court dismissed both the City of New Haven and Attorney General's appeals. On September 5, 2002 the Attorney General appealed the Superior Court's decision to the Connecticut Appellate Court. At this time UCI management believes that the CSC decision will be upheld on appeal, although there can be no assurance that it will be upheld. A full power test of the line was successfully performed on August 8, 2002 and, on August 16, 2002, the Department of Energy issued an order directing the line to operate under emergency, last resort, conditions only. This order expired on October 1, 2002. Construction of the transmission line in accordance with the governmental permits has not been completed; and it is not known at this time when construction will be completed and commercial operation will commence.

                             ENVIRONMENTAL CONCERNS

In complying with existing environmental statutes and regulations and further developments in areas of environmental concern, including legislation and studies in the fields of water quality, hazardous waste handling and disposal, toxic

                            UIL HOLDINGS CORPORATION
substances, and electric and magnetic fields, UIL Holdings and its wholly-owned direct and indirect subsidiaries may incur substantial capital expenditures for equipment modifications and additions, monitoring equipment and recording devices, and it may incur additional operating expenses. The total amount of these expenditures is not now determinable. Environmental damage claims may also arise from the operations of UIL Holdings' subsidiaries. Significant environmental issues known to UIL Holdings at this time are described below.

             SITE DECONTAMINATION, DEMOLITION AND REMEDIATION COSTS

As a result of a 1992 DPUC retail rate decision, since January 1, 1993, UI has been recovering through retail rates $1.075 million per year of environmental remediation costs for decontaminating its demolished Steel Point Station property in Bridgeport. The amortization of approximately $3.0 million of these costs, in the period 2002 through 2004, reflects the remaining cost of cleaning up the property, assuming a zero sales value. Final costs will be offset by any sale price realized, and will be subject to regulatory true-up upon disposition of the property.

Subsequent to the demolition of Steel Point Station, the adjacent East Main Street Substation was removed at the request of the City of Bridgeport. UI will undertake an environmental subsurface investigation of the former substation site, but potential environmental remediation costs cannot be estimated at this time.

Concurrent with the removal of the East Main Street Substation, the Congress Street Substation was expanded to replace it. The Congress Street Substation expansion cost $11.1 million, of which $10.6 million is reimbursable from the City of Bridgeport. UI expects that the receivable will be collectible from the City of Bridgeport through anticipated redevelopment grants or similar funding by the State of Connecticut. The City of Bridgeport has included these costs in its request to the State of Connecticut for funding.

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

UI closed on the sale of its Bridgeport Harbor Station and New Haven Harbor Station generating plants in compliance with Connecticut's electric utility industry restructuring legislation on April 16, 1999. Environmental assessments performed in connection with the marketing of these plants indicate that substantial remediation expenditures will be required in order to bring the plant sites into compliance with applicable minimum Connecticut environmental standards. The purchaser of the plants has agreed to undertake and pay for the remediation of the purchased properties. With respect to the portion of the New Haven Harbor Station site that UI has retained, UI has performed an additional environmental analysis and estimates that approximately $3.2 million in remediation expenses will be incurred. The required remediation is virtually all on transmission-related property; and UI accrued these estimated expenses during the third quarter of 2002.

The owner of a parcel of property in Derby, Connecticut, has notified UI that the owner is remediating soil contamination of the property by fuel oil, which contamination the owner has asserted resulted from activities conducted on the property when it was owned by UI during the period 1961 to 1976. Based on its own investigation to date, UI has advised the owner that UI has no responsibility for the alleged soil contamination. The Connecticut Department of Environmental Protection is remediating a migration of fuel oil contamination from a neighboring parcel of property into the adjacent Housatonic River. If regulatory agencies determine that UI is responsible for the

                            UIL HOLDINGS CORPORATION
costs of these remediation activities, UI may experience substantial costs, although no estimate of potential costs is currently available.

                 TERMINATION OF STANDARD OFFER SUPPLY AGREEMENT

On December 28, 1999, UI entered into agreements with Enron Power Marketing, Inc. (EPMI), a subsidiary of Enron Corp. (Enron), for the supply of all of the power needed by UI to meet its standard offer generation service needs and its other generation service requirements at fixed prices. Effective January 1, 2002, UI terminated all of its agreements with EPMI by reason of EPMI's default under its agreements with UI, including EPMI's commencement of bankruptcy proceedings on December 2, 2001. UI has been contacted by representatives of EPMI seeking information relating to the calculation of the damages claimed by UI as a result of EPMI's default and withheld by UI from its final payment to EPMI.

(M)  NUCLEAR FUEL DISPOSAL AND NUCLEAR PLANT DECOMMISSIONING

New Hampshire has enacted a law requiring that the funds required to finance the decommissioning of nuclear generating units in that state be managed by the State Treasurer. The New Hampshire Nuclear Decommissioning Financing Committee
(NDFC) has established $584.7 million (in 2002 dollars) as the decommissioning cost estimate for Seabrook Station, of which UI's share would have been approximately $102.3 million. This estimate assumes the property on which Seabrook Station is located will be restored on a commercial-industrial site restoration basis at the end of its estimated 36-year energy producing life. UI's share of the decommissioning payments made to the state-managed decommissioning trust fund during the first nine months of 2002 was $2.0 million. UI's share of the fund at September 30, 2002 was approximately $26.1 million.

The sale of UI's interest in Seabrook Station was consummated on November 1, 2002. UI's share of the decommissioning trust funds were transferred to the buyer, along with the decommissioning and decommissioning funding obligation, at the closing of the sale. UI made payments totaling $19.8 million at closing to extinguish its decommissioning obligations. The amount paid is subject to a post-closing true-up.

Connecticut has enacted a law requiring the operators of nuclear generating units to file periodically with the DPUC their plans for financing the decommissioning of the units in that state. The projected remaining decommissioning cost for the Connecticut Yankee Unit, assuming the prompt removal and dismantling of the unit, under the August 1, 2000 FERC decision with respect to Connecticut Yankee described above, escalated to September 30, 2002, is approximately $209.8 million, of which UI's 9.5% equity ownership share is approximately $19.9 million. Decommissioning costs of $1.2 million were funded by UI during the first nine months of 2002, and UI's share of the fund at September 30, 2002 was $22.7 million, based on the market value of the fund at that time. The $22.7 million trust fund balance consists of $6.6 million reserved for remaining decommissioning costs, $14.4 million for spent fuel disposal obligations, and the remainder for completed decommissioning work not yet paid.

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

The following table reconciles certain segment information with that provided in UIL Holdings' consolidated financial statements. In the table, Other includes the information for the remainder of UIL Holdings' non-utility businesses, corporate activity and inter-segment eliminations.

                                     SEPTEMBER 30, 2002        DECEMBER 31, 2001
                                     ------------------        -----------------
 Total Assets                                      (In Thousands)
 ------------
     Utility                             $1,525,286                 $1,536,802
     Xcelecom - Non-utility business        193,545                    180,794
     Other                                  154,803                    146,335
                                     -------------------------------------------
        Total - UIL Holdings             $1,873,634                 $1,863,931
                                     ===========================================



                                          THREE MONTHS     THREE MONTHS    NINE MONTHS      NINE MONTHS
                                              ENDED          ENDED           ENDED             ENDED
                                         SEPT. 30, 2002  SEPT. 30, 2001  SEPT. 30, 2002   SEPT. 30, 2001
                                         --------------  --------------  --------------   --------------
Revenues from External Customers                   (In Thousands)                (In Thousands)
--------------------------------
    Utility                                   $219,655        $209,896       $560,151           $548,824
    Xcelecom - Non-utility business             78,732          87,752        235,500            229,355
    Other                                       22,696          15,965         68,056             40,141
                                         ---------------------------------------------------------------
       Total - UIL Holdings                   $321,083        $313,613       $863,707           $818,320
                                         ===============================================================

Income (Loss) before Income Taxes
---------------------------------
    Utility                                    $37,903         $41,854        $85,604            $89,802
    Xcelecom - Non-utility business              1,783           3,861            800              7,265
    Other                                         (639)           (959)       (12,456)            (5,302)
                                         ---------------------------------------------------------------
       Total - UIL Holdings                    $39,047         $44,756        $73,948            $91,765
                                         ===============================================================

(Q)  GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, UIL Holdings adopted SFAS No. 142. Under this standard, UIL Holdings is no longer amortizing its existing goodwill. In addition, UIL Holdings was required to measure goodwill for impairment effective January 1, 2002 as part of the transition provisions. SFAS No. 142 requires goodwill to be allocated to reporting units and measured for impairment under a two-step test.

UIL Holdings has completed the necessary test to determine if any impairment existed under the prescribed standard. No goodwill impairment was found under the prescribed standard.

As of September 30, 2002, UIL Holdings maintains $76.9 million of goodwill related to its non-utility businesses that is no longer being amortized, and $6.4 million of identifiable intangible assets that continue to be amortized under the new standard.

                            UIL HOLDINGS CORPORATION

A summary of UIL Holdings' goodwill as of September 30, 2002 is as follows:


  (Thousands of Dollars)                  Xcelecom       Other          Total
                                          --------------------------------------

  Balance, January 1, 2002                 $56,974      $ 6,482        $63,456

  Goodwill acquired during the nine
     months ended September 30, 2002         9,877        3,603         13,480
                                          --------------------------------------
   Balance, September 30, 2002             $66,851      $10,085        $76,936
                                          ======================================


There were no impairments to the goodwill balances during the nine months ended September 30, 2002.

As of September 30, 2002, and December 31, 2001, UIL Holdings' intangible assets and related accumulated amortization consisted of the following:

                                            As of September 30, 2002
                                    --------------------------------------------
                                                  Accumulated          Net
(Thousands of Dollars)                Gross       Amortization       Balance
                                    --------------------------------------------
Intangible assets subject to
   amortization:
Agent listing                        $4,418          $  333          $4,085
Non-compete agreements                1,485             795             690
Backlog                                 256             150             106
Employee sales force                    150             100              50
Trade name                              100              67              33
                                    --------------------------------------------
 Total                               $6,409          $1,445          $4,964
                                    ============================================


                                             As of December 31, 2001
                                    --------------------------------------------
                                                  Accumulated          Net
(Thousands of Dollars)                Gross       Amortization       Balance
                                    --------------------------------------------
Intangible assets subject to
   amortization:
Non-compete agreements               $  640            $105            $535
Agent listing                           500             209             291
Employee sales force                    150              62              88
Trade name                              100              42              58
                                    --------------------------------------------
Total                                $1,390            $418            $972
                                    ============================================


The intangible asset balance is included in Other Deferred Charges on the Consolidated Balance Sheet.

UIL Holdings recorded amortization expense of $0.4 million and $1.4 million for the three and nine months ended September 30, 2002, respectively, related to these intangible assets. Assuming there are no acquisitions or dispositions that occur in the future, the estimated amortization expense for the years 2003 through 2007 is approximately $1.8 million per year.

The elimination of goodwill amortization in 2002 will increase earnings per share by approximately $0.15 for the year, compared to 2001. For the three and nine months ended September 30, 2001, UIL Holdings' net income, adjusted to exclude the effect of amortization of goodwill during those periods, was $25.5 million and $51.4 million, respectively. Basic and diluted earnings per share for UIL Holdings, adjusted to exclude the effect of amortization of goodwill during the three and nine months ended September 30, 2001, were $1.81 per share and $3.64 per share, respectively.

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

In November 2001, as directed by the Connecticut Department of Public Utility Control (DPUC), UI filed a retail customer rate case application and supporting schedules and pre-filed testimony, with the DPUC (Rate Case). In that application, UI proposed no change in its previously authorized base rates and no change in its 11.5% previously authorized return on equity. UI had previously agreed, and subsequently been ordered by the DPUC, to continue the earnings sharing applicable to a previous multi-year rate plan for the period January 1, 2002 until the conclusion of the Rate Case proceeding. Under that prior earnings sharing mechanism, earnings above 11.5% on an annual basis, were shared one-third for customer bill reductions, which lowered recorded revenue, and one-third to accelerate amortization of stranded costs, with one-third retained by UI as earnings.

The DPUC issued a final decision in the Rate Case proceeding that became effective on September 26, 2002. The decision provides for a $30.9 million reduction in UI's annual revenue requirements, including (1) a $20.3 million reduction to UI's transmission and distribution customer rates, (2) $2.0 million to be applied annually for additional funding of conservation programs, (3) $8.3 million to be applied annually to reduce stranded costs, and (4) $0.3 million to be applied to a combination of uncollectibles, taxes and rate base changes. Customer rates are to be reduced by 3% overall. The rate reductions are to be applied across-the-board, with no significant rate design changes, although the generation services charge (GSC) component of customers' rates is increased and the competitive transaction assessment (CTA) component is decreased in a dollar amount equal to the GSC increase. The final Rate Case decision reduces UI's authorized return on equity to 10.45%. Earnings above the authorized return are to be shared 50% to customers and 50% to retained earnings, with the customers' share divided equally between bill reductions and an accelerated amortization of stranded costs. The Rate Case decision did not adopt or impose a multi-year rate plan. The Rate Case decision recognizes that the revenue requirements determination, including the applicable return on equity, for transmission investment is within the jurisdiction of the Federal Energy Regulatory Commission. UI's authorized return on equity for transmission investment is 10.75%.

On October 11, 2002, UI filed with the DPUC a petition for reconsideration, requesting that the DPUC reconsider its decision and correct two errors with respect to the calculation of UI's revenue requirements. On November 6, 2002, the DPUC issued a decision reopening the Rate Case to consider one of the errors noted in UI's petition, and UI expects a prompt decision by the DPUC in the reopened proceeding. The DPUC denied reconsideration of the second issue raised in the UI petition. UI is also considering a future request that the DPUC reopen the Rate Case docket to address anticipated increases in pension expenses. Pension expense is expected to increase dramatically above levels approved in the Rate Case decision due to poor equity market performance and the historically low level of interest rates, both of which have increased UI's pension expense. Absent significant improvement in the equity markets or an increase in interest rates, UI's pension plan will be underfunded when measured at December 31, 2002 and an increase in pension expense and cash funding will be required in the future.

In April 1998, Connecticut enacted Public Act 98-28 (the Restructuring Act), a massive and complex statute designed to restructure the State's regulated electric utility industry. As a result of the Restructuring Act, the business of selling electricity directly to consumers has been opened to competition since January 2000. This business activity is separated from the business of delivering electricity to consumers, also known as the transmission and distribution business. The business of delivering electricity remains with the incumbent franchised utility companies (including UI).

Under the Restructuring Act, all Connecticut electricity customers are able to choose their power supply providers. Through December 31, 2003, UI is required to offer retail service to its customers under a regulated "standard offer" rate to each customer who does not choose an alternate power supply provider, even though UI is no longer in the business of power generation. UI is also required under the Restructuring Act to provide back-up power supply service to customers whose alternate power supply provider fails to provide power supply services for reasons other than the customers' failure to pay for such services.

The Restructuring Act required that, in order for UI to recover any stranded costs, it must attempt to divest its ownership interests in two nuclear-fueled power plants prior to 2004. The sale of UI's ownership in Millstone Unit 3 was consummated on March 31, 2001. The sale of UI's interest in Seabrook Station was consummated on November 1, 2002. In compliance with the Restructuring Act, the net-of-tax gain from the sale, after termination of the sale/leaseback agreement, that is in excess of the book value of the plant, as set by the DPUC, based on its estimate of the market value of the plant, must be used to reduce UI's stranded costs. Accordingly, there should be no direct contemporaneous impact on UI's financial results as a result of the sale. However, UI will receive no operating earnings from Seabrook Station after October 31, 2002.

                           CAPITAL EXPENDITURE PROGRAM

UIL Holdings' 2002-2006 estimated capital expenditure program, excluding UI's allowance for funds used during construction, is shown below:

                                                2002     2003     2004     2005     2006    TOTAL
                                                ----     ----     ----     ----     ----    -----
                                                                   (In Millions)
UI Distribution and Transmission (1)           $56.6    $40.9    $53.8    $59.6    $26.1   $237.0
                                           -------------------------------------------------------

United Resources, Inc. (URI)
    American Payment Systems                    17.9      8.0     10.1     13.8     13.9     63.7
    Xcelecom                                    10.7      3.0      3.0      3.0      3.0     22.7
    United Capital Investments                   1.3      9.3      0.2      -        -       10.8
    United Bridgeport Energy                     2.3      -        -        -        -        2.3
                                           -------------------------------------------------------
         Total URI                              32.2     20.3     13.3     16.8     16.9     99.5
                                           -------------------------------------------------------

Total UIL Holdings                             $88.8    $61.2    $67.1    $76.4    $43.0   $336.5
                                           =======================================================

(1) Any capital expenditures in connection with UI's interest in Seabrook Station, including those for nuclear fuel, made during 2002 will be recovered, subject to DPUC approval, through the sale of UI's interest in Seabrook Station, which was consummated on November 1, 2002. These expenditures are not included above.

                         LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, UIL Holdings had $72.0 million of cash and temporary cash investments, of which $56.4 million is restricted cash. This represents a decrease of $14.1 million from the corresponding balance at December 31, 2001. The components of this decrease, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

                                                            (In Millions)

 Balance, December 31, 2001                                     $86.1
                                                            --------------

 Net cash provided by operating activities:
 -   Net cash provided by operating activities before
       net settlements                                           95.7
 -   Net settlements (Note A)                                    (1.9)
                                                            --------------
                                                                 93.8
                                                            --------------

 Net cash used in financing activities:
 -   Financing activities, excluding dividend payments          (25.5)
 -   Dividend payments                                          (30.6)
                                                            --------------
                                                                (56.1)
                                                            --------------

 Net cash used in investing activities:
 -   Investment in debt securities, net                           5.0
 -   Cash invested in plant, including nuclear fuel             (40.5)
 -   Acquisition of businesses, net of cash acquired            (13.8)
 -   Investment in non-utility business                          (2.5)
                                                            --------------
                                                                (51.8)
                                                            --------------

        Net Change in Cash                                      (14.1)
                                                            --------------

 Balance, September 30, 2002                                    $72.0
                                                            ==============

Note A: The net settlements reflected above as a component of cash provided by operating activities represent the change in net accounts receivable due from APS's agents, as well as net payables due to APS's clients.

UIL Holdings' capital requirements are projected as follows:

                                                         2002    2003     2004      2005      2006
                                                         ----    ----     ----      ----      ----
                                                                         (In millions)
Unrestricted Cash on Hand - Beginning of Year (1)       $29.5  $  -     $  -     $  -      $  -
Funds from Operations less Dividends (2)                 76.6    69.3     82.4      96.0     101.2
                                                       -----------------------------------------------
         Subtotal                                       106.1    69.3     82.4      96.0     101.2

Less:
Capital Expenditures (2)
     UI                                                  56.6    40.9     53.8      59.6      26.1
     URI                                                 32.2    20.3     13.3      16.8      16.9
                                                       -----------------------------------------------
        Total Capital Expenditures                       88.8    61.2     67.1      76.4      43.0

Plus:
Net Cash (after-tax) from Sale of Seabrook (3)           98.0    36.3      -         -         -
Proceeds from Redemption of Seabrook Lease Obligation
     Bonds Owned by UI (3)                               80.8     -        -         -         -
                                                       -----------------------------------------------

Cash Available to pay Debt Maturities and Redemptions   196.1    44.4     15.3      19.6      58.2

Less:
Maturities and Mandatory Redemptions                    100.0   100.0      -         4.3       4.3
Termination of Obligation under Seabrook Unit 1
     Sale/leaseback Agreement  (3)                      208.9     -        -         -         -
                                                       -----------------------------------------------

External Financing Requirements (Surplus)  (2)          112.8    55.6    (15.3)    (15.3)    (53.9)
                                                       -----------------------------------------------

Plus:
Issuance of Long-term Debt                              100.0   100.0      -         -         -
                                                       -----------------------------------------------

Increase (Decrease) in Short-Term Borrowings             12.8   (44.4)   (15.3)    (15.3)    (53.9)
                                                       -----------------------------------------------

Short-Term Borrowings/(Temporary Cash Investments) -
End of Year                                             $46.0    $1.6   $(13.7)   $(29.0)   $(82.9)
                                                       ===============================================

(1) Excludes restricted cash in American Payment Systems, Inc. of $53.0 million, UI of $3.2 million and Xcelecom, Inc. of $0.4 million.
(2) "Funds from Operations less Dividends," "Capital Expenditures" and "External Financing Requirements (Surplus)" are estimates based on current earnings and cash flow projections. All of these estimates are subject to change due to future events and conditions that may be substantially different from those used in developing the projections.
(3) The sale of Seabrook Station was consummated on November 1, 2002. Some of the cash income tax benefit will not be realized until 2003. In conjunction with the sale, UI's obligation under its Seabrook Unit 1 sale/leaseback agreement was terminated. The obligation was paid off using proceeds from the sale of Seabrook Station, the receipt of $80.8 million (including accrued interest of $2.0 million) from the redemption of UI's investment in the Seabrook Lease Obligation Bonds, and approximately $32.0 million of short-term borrowings. This temporary increase in short-term borrowings will be paid off in 2003 with the realization of tax benefits from the sale of Seabrook Station. Including the receipt of the tax benefits in 2003, the sale of UI's interest in Seabrook Station is expected to generate approximately $4 million in net cash.

All capital requirements that exceed available cash will have to be provided by external financing. Although there is no commitment to provide such financing from any source of funds, other than a $100 million revolving credit agreement that UIL Holdings has with a group of banks, a $35 million revolving credit agreement that Xcelecom has with two banks, and a $10 million revolving credit agreement that APS has with a bank, future external financing needs are expected to be satisfied by the issuance of additional short-term and long-term debt. The continued availability of these methods of financing will be dependent on many factors, including conditions in the securities markets, economic conditions, and future income and cash flow.

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

URI serves as the parent corporation for several non-utility businesses, each of which is incorporated separately to participate in business ventures that are intended to provide long-term rewards to UIL Holdings' shareowners. As of September 30, 2002, UIL Holdings has invested approximately $266.0 million in URI. URI, which is not itself an operating company, has four wholly-owned subsidiaries:

AMERICAN PAYMENT SYSTEMS, INC. (APS) provides a variety of financial products and services to consumers through its network of over 10,000 retailers throughout the United States. The flagship product is an electronic bill payment service that allows consumers to pay their bills in person. APS has contractual relationships with many major electric and telecommunication companies ("billers"), making APS their authorized processor of walk-in bill payments; and APS moves the payment information and funds from its retailer network to the billers. APS is compensated by the billers, and it manages and compensates the retailers who provide this service directly to the consumers. APS's contractual relationships are for a period of three to five years, and APS has a successful renewal rate of approximately 95%. APS is the largest processor of contracted utility customer in-person bill payments in the United States, operating in 45 states. In August 2002, APS signed a five-year contract with Bell South. Bell South is expected to be APS's largest client, producing approximately 20% of APS's contracted bill payment transaction volume for 2003. In addition, APS has a non-contracted bill payment service that offers consumers a wide choice of electronic bill payment options. APS manages the non-contracted bill payment business directly through its retailer network. In 2001, APS processed 91 million transactions for bill payments of approximately $9.0 billion. APS currently carries a $539,000 bad debt reserve for its retailer network, based on a 36-month write-off experience. APS's subsidiaries include APS Card Services, Inc. (CSI), which is 100% owned, and CellCards of Illinois, LLC (CCI), which is 51% owned. CSI has been organized by APS to market a prepaid stored value card to consumers through APS's network of retailers. CCI, in which APS acquired its ownership interest in April 2001, sells prepaid long distance telephone service, prepaid telephone calling cards and prepaid wireless telephone service in check-cashing and convenience store locations nationwide, as well as APS's network of retailers. In June 2002, Point of Sale Activation (POSA) by APS was launched to provide real-time processing of prepaid telephone transactions for CCI and other distributors.

APS currently has a promissory note in the amount of $3.0 million due from a vendor of POSA technology. APS has recently declared the vendor in default due to a delay in a quarterly interest payment and for failure to supply APS with financial statements. The note is collateralized by all of the vendor's accounts receivable, inventory, retailer base, POSA terminals and intellectual property. The vendor is currently attempting to remedy this default. The default of the vendor is not expected to adversely impact the operations of APS.

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

UNITED CAPITAL INVESTMENTS, INC. (UCI) invests in passive business investments. Some of its investments include:

o CROSS-SOUND CABLE COMPANY, LLC (CROSS-SOUND) - UCI has a 25% interest in a merchant electric transmission line project that owns and proposes to operate a 330-megawatt high voltage direct current transmission line connecting Connecticut and Long Island under Long Island Sound. UCI has furnished a credit support agreement for its participating share of the debt financing during construction of this project, up to a maximum of $33.8 million. Under a separate agreement, UIL Holdings is a guarantor of the credit-support obligation of UCI. The project's construction loan financing arrangement extends to February 28, 2003, by which time a new financing arrangement will have been negotiated. Prior to closing of the new financing and based on the recommended financing structure, the shareholders, including UCI, may be required to provide an additional equity contribution. Cross-Sound has informed UCI that, as of September 30, 2002, UCI's credit-support obligation was approximately $13.6 million, assuming that the primary third-party guarantors meet their obligations during the pendency of the litigation described below. This project has been opposed by a number of public officials and private groups who have participated actively in governmental permitting proceedings relative to the project and have attempted to enact a state statute delaying the project. On March 17, 2002, the Connecticut Department of Environmental Protection issued a permit for the project and, on March 19, 2002, the United States Army Corps of Engineers approved a permit application for siting the cable in the New Haven Harbor navigation channel. On January 3, 2002,the Connecticut Siting Council (CSC) approved a permit application for siting the cable; however, the Connecticut Attorney General and the City of New Haven appealed the CSC's decision to the Connecticut Superior Court. The Superior Court denied requests filed by both the Attorney General and the City for a stay of the effectiveness of the CSC permit pending the outcome of the appeals; and on August 21, 2002 the same Court dismissed both the City of New Haven and Attorney General's appeals. On September 5, 2002 the Attorney General appealed the Superior Court's decision to the Connecticut Appellate Court. At this time UCI management believes that the CSC decision will be upheld on appeal, although there can be no assurance that it will be upheld. A full power test of the line was successfully performed on August 8, 2002 and, on August 16, 2002, the Department of Energy issued an order directing the line to operate under emergency, last resort, conditions only. This order expired on October 1, 2002. Construction of the transmission line in accordance with the governmental permits has not been completed; and it is not known at this time when construction will be completed and commercial operation will commence.

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

UNITED BRIDGEPORT ENERGY, INC. (UBE) owns, as a passive investor, 331/3% of a merchant wholesale electric generating facility co-owned and operated by a unit of Duke Energy and located in Bridgeport, Connecticut. As of September 30, 2002, UBE has invested $97.7 million in the facility.

                                  OTHER MATTERS

The audit committee of UIL Holdings' Board of Directors has approved approximately $373,000 in non-audit services to be performed by its auditors during 2002. The principal areas in which such non-audit services are being provided are: auditing benefit plans, transaction due diligence for APS and Xcelecom, and state tax services.

                              RESULTS OF OPERATIONS

UIL HOLDINGS CORPORATION RESULTS OF OPERATIONS:  THIRD QUARTER 2002 ACTUAL
--------------------------------------------------------------------------
EARNINGS VS. PREVIOUS ESTIMATE
------------------------------

Net Income for UIL Holdings Corporation (UIL Holdings) was $21.8 million in the third quarter of 2002, or $1.53 per share. The third quarter result was in the middle of the range estimated in UIL Holdings' second quarter earnings release dated July 22, 2002. Third quarter earnings for The United Illuminating Company
(UI), excluding the Nuclear Division, were $17.3 million, or $1.21 per share. This result was in the middle of the estimated range for the quarter. However, it reflected higher than anticipated retail kilowatt-hour sales due primarily to weather factors, higher average prices, likely also due to weather-induced kilowatt-hour usage factors, and lower expenses, some of which was due to timing. These improvements were offset by earnings sharing, recorded in the third quarter for the year-to-date results. Earnings above 11.5% on an annual basis, were shared, according to the previous multi-year rate plan, one-third for customer bill reductions, which lowered recorded revenue, and one-third to accelerate amortization of stranded costs, with one-third retained by UI as earnings. UI earnings also improved slightly from the previous estimate at the Nuclear Division because of improved performance and lower expenses. Results for the non-utility businesses were also within the anticipated range.

THIRD QUARTER 2002 VS. THIRD QUARTER 2001
-----------------------------------------

UIL HOLDINGS CORPORATION RESULTS OF OPERATIONS:  THIRD QUARTER 2002 VS.
-----------------------------------------------------------------------
THIRD QUARTER 2001
------------------

UIL Holdings' third quarter 2002 earnings decreased by $3.1 million, or $0.24 per share, compared to third quarter 2001 earnings of $24.9 million, or $1.77 per share. The change in earnings was made up of the following components: earnings at UI, excluding the Nuclear Division, decreased by $0.20 per share. Nuclear Division earnings increased by $0.03 per share. Earnings for United Resources, Inc. (URI) decreased by $0.07 per share, due primarily to the impact of the slowdown in construction activity and technology spending on URI's Xcelecom subsidiary.

The table below represents a comparison of UIL Holdings' Net Income and Earnings Per Share (EPS) for the third quarter of 2002 and the third quarter of 2001.

----------------------------------------------------------------------------------------------------
                                                                          2002 more (less) than 2001
                                                                          --------------------------
                                         Quarter Ended      Quarter Ended
From Operations                          Sept. 30, 2002    Sept. 30, 2001      Amount       Percent
----------------------------------------------------------------------------------------------------
NET INCOME (IN MILLIONS EXCEPT PERCENTS)
   UI                                          $17.3             $19.9          $(2.6)       (13)%
   Nuclear Division                              3.8               3.4            0.4         12%
   United Resources (Non-Utility)                0.7               1.6           (0.9)       (57)%
                                              ------            ------          -----
     TOTAL NET INCOME FROM OPERATIONS          $21.8             $24.9          $(3.1)       (12)%

EPS
   UI                                          $1.21             $1.41         $(0.20)       (14)%
   Nuclear Division                             0.27              0.24           0.03         13%
   United Resources (Non-Utility)               0.05              0.12          (0.07)       (58)%
                                                ----              ----          -----
     TOTAL EPS - BASIC                         $1.53             $1.77         $(0.24)       (14)%
     TOTAL EPS - DILUTED (NOTE A)              $1.53             $1.76         $(0.23)       (13)%
                                                ====              ====           ====
----------------------------------------------------------------------------------------------------

Note A: Reflecting the effect of unexercised dilutive stock options.

The following table is a line-by-line breakdown of UIL Holdings' Consolidated Statement of Income by subsidiary, including comparisons between the third quarter of 2002 and the third quarter of 2001. Significant variances are explained in the individual subsidiary sections that follow.

                                                       QUARTER ENDED     QUARTER ENDED      2002 MORE
(IN MILLIONS)                                          SEPT. 30, 2002    SEPT. 30, 2001  LESS) THAN 2001
-------------                                          --------------    --------------  ---------------
OPERATING REVENUE
 UI from operations, before sharing                         $212.0           $196.7          $15.3
 UI sharing from operations                                   (6.6)            (1.2)          (5.4)
 Nuclear                                                      14.3             14.4           (0.1)
 URI                                                         101.4            103.7           (2.3)
                                                             -----            -----           ----
   Total                                                    $321.1           $313.6           $7.5
                                                            ======            =====           ====
FUEL AND ENERGY EXPENSE
 UI                                                          $76.2            $74.9           $1.3
 Nuclear                                                       2.0              2.0            0.0
                                                              ----             ----           ----
   Total                                                     $78.2            $76.9           $1.3
                                                             =====            =====           ====
OPERATION AND MAINTENANCE EXPENSE
 UI                                                          $49.7            $40.4           $9.3
 Nuclear                                                       4.9              5.7           (0.8)
 URI                                                          97.7             97.6            0.1
                                                             -----            -----           ----
   Total                                                    $152.3           $143.7           $8.6
                                                            ======           ======           ====
DEPRECIATION AND AMORTIZATION
 UI                                                           $7.3             $6.9           $0.4
 Nuclear                                                       0.3              0.3            0.0
 URI                                                           1.6              1.2            0.4
                                                              ----             ----           ----
   Subtotal depreciation                                       9.2              8.4            0.8
 Amortization of regulatory assets (UI)                       21.0             17.8            3.2
 Amortization URI                                              0.4              0.9           (0.5)
                                                              ----             ----           ----
   Total depreciation and amortization                       $30.6            $27.1           $3.5
                                                             =====            =====           ====
TAXES - OTHER THAN INCOME TAXES
 UI - State gross earnings tax                                $8.5             $8.1           $0.4
 UI - other                                                    3.7              3.7            0.0
 Nuclear - other                                               0.2              0.2            0.0
 URI - other                                                   0.6              0.5            0.1
                                                              ----             ----           ---
   Total                                                     $13.0            $12.5           $0.5
                                                             =====            =====           ====
OTHER INCOME AND DEDUCTIONS
  UI                                                          $0.5             $1.3          ($0.8)
  Nuclear                                                      0.0              0.0            0.0
  URI                                                          2.0              1.4            0.6
                                                              ----             ----           ---
   Total                                                      $2.5             $2.7          ($0.2)
                                                              ====             ====          =====
INTEREST CHARGES
 UI                                                           $9.1            $10.0          ($0.9)
 UI - Interest on Seabrook obligation bonds owned by UI       (1.5)            (1.6)           0.1
 UI - Amortization: debt expense, redemption premiums          0.5              0.5            0.0
 Nuclear                                                       0.5              0.5            0.0
 URI                                                           1.9              2.0           (0.1)
                                                              ----             ----          -----
    Total                                                    $10.5            $11.4          ($0.9)
                                                             =====            =====          =====
INCOME TAXES
 UI                                                          $14.1            $16.2          ($2.1)
 Nuclear                                                       2.6              2.3            0.3
 URI                                                           0.5              1.3           (0.8)
                                                              ----             ----          -----
   Total                                                     $17.2            $19.8          ($2.6)
                                                             =====            =====          =====
NET INCOME
 UI                                                          $17.3            $19.9          ($2.6)
 Nuclear                                                       3.8              3.4            0.4
 URI                                                           0.7              1.6           (0.9)
                                                              ----             ----          -----
   Total                                                     $21.8            $24.9          ($3.1)
                                                             =====            =====          =====

THE UNITED ILLUMINATING COMPANY RESULTS OF OPERATIONS:  THIRD QUARTER 2002 VS.
------------------------------------------------------------------------------
THIRD QUARTER 2001
------------------

-------------------------------------------------------------------------------------------------
                                                                       2002 more (less) than 2001
                                                                       --------------------------
                                      Quarter Ended      Quarter Ended
                                      Sept. 30, 2002    Sept. 30, 2001      Amount       Percent
-------------------------------------------------------------------------------------------------
EPS FROM OPERATIONS (BASIC)
    UI excluding the Nuclear Division      $1.21             $1.41        $(0.20)         (14)%
   Nuclear Division                         0.27              0.24          0.03           13%
                                            ----              ----          ----
     Total UI EPS from Operations          $1.48             $1.65        $(0.17)         (10)%
                                            ====              ====          =====
RETAIL SALES (MILLIONS OF KWH)             1,668             1,588            80           5%
-------------------------------------------------------------------------------------------------

                        UI EXCLUDING THE NUCLEAR DIVISION

Excluding the Nuclear Division, UI's net income was $17.3 million, or $1.21 per share, in the third quarter of 2002, compared to $19.9 million, or $1.41 per share, in the third quarter of 2001. The $0.20 per share decrease was due primarily to higher operation and maintenance (O&M) expense and lower other income, partly offset by an increase in revenues, after the effects of earnings sharing. A decrease in accelerated amortization expense was offset by an increase in sharing amortization in the Distribution Division. Overall, amortization of regulatory assets increased by $3.2 million.

The details below explain the variances for all of UI, excluding the Nuclear Division. It should be noted that changes to income and expense items in the Distribution Division have an immediate net income impact, while changes to those items in "other unbundled utility divisions" do not. Those divisions include the Competitive Transition Assessment (CTA) and the Systems Benefits Charge (SBC), both of which earned an 11.5% return on the equity portion of their respective rate bases up until the effective date of the Rate Case decision and 10.45% thereafter. That return was achieved either by accruing additional amortization expenses, or by deferring such expenses, as required. Amortization expenses in those divisions impact earnings indirectly through changes to rate base. The "other unbundled utility divisions" also include the Generation Services Charge (GSC), the Conservation and Load Management Program Assessment (C&LM), and the Renewable Energy Investment Fund Charge (REI). Those are pass-through charges. Except for a small management fee earned in the C&LM division, expenses are either accrued or deferred such that there is no net income associated with those pass-through charge divisions.

Overall, UI's total revenue increased by $9.9 million, from $195.5 million in the third quarter of 2001 to $205.4 million in the third quarter of 2002. Details of this change in revenue are as follows:

--------------------------------------------------------------------------------
                                                                      From
                          In Millions                              Operations
--------------------------------------------------------------------------------
      Revenue Increase/(Decrease)
--------------------------------------------------------------------------------
 RETAIL REVENUE FROM DISTRIBUTION DIVISION:
 Estimate of operating Distribution Division component of
   "weather corrected" retail sales growth, 0.7%                      $0.6
 Estimate of operating Distribution Division component of
   weather effect on retail sales, 4.3%                                3.5
Impact of mix of sales on average price and other                      3.6
Sharing                                                               (5.4)
                                                                       ---
   TOTAL RETAIL REVENUE FROM DISTRIBUTION DIVISION                     2.3
 RETAIL REVENUE FROM OTHER UTILITY DIVISIONS                           5.8
                                                                       ---
        TOTAL UI RETAIL REVENUE                                        8.1

 OTHER OPERATING REVENUE INCREASE (DECREASE)
 NEPOOL transmission revenues                                          0.7
 Other                                                                 0.4
                                                                       ---
        TOTAL UI OTHER OPERATING REVENUES                              1.1

 UI WHOLESALE PASS-THROUGH REVENUE                                     0.7
                                                                       ---

        TOTAL UI REVENUES                                             $9.9
                                                                       ===
--------------------------------------------------------------------------------

Retail fuel and energy expense increased by $0.6 million, from $71.8 million in the third quarter of 2001 to $72.4 million in the third quarter of 2002. UI has received, and expects to receive through 2003, electricity to satisfy its standard offer retail customer service requirements through fixed-price purchased power agreements. These costs are recovered through the GSC portion of UI's unbundled retail customer rates. It should be noted that a small number of customers have selected alternate suppliers to provide generation services, but this has no effect on UI's financial results. UI's wholesale energy expense increased by $0.7 million, but these costs are recovered from customers through the CTA.

UI's O&M expenses increased by $9.3 million, from $40.4 million in the third quarter of 2001 to $49.7 million in the third quarter of 2002. The principal components of these expense changes included:

--------------------------------------------------------------------------------
                                                                      Increase/
                          In Millions                                (Decrease)
--------------------------------------------------------------------------------
Operating Distribution Division:
--------------------------------------------------------------------------------
  Net pension expense and Post Employment Benefits (Note A)             $1.5
    Environmental remediation                                            3.2
  NEPOOL transmission expense                                            0.5
    Severance costs                                                     (0.5)
  Other                                                                  2.4
                                                                         ---
     TOTAL OPERATING DISTRIBUTION DIVISION                              $7.1
     O&M AND CAPACITY FROM OTHER UTILITY DIVISIONS                       2.2
                                                                         ---
     TOTAL O&M EXPENSE                                                  $9.3
                                                                         ===
--------------------------------------------------------------------------------

   Note A: The increase in pension expense reflects the lower returns being generated since approximately the beginning of 2000 by the equity investments held by the UI pension plan, a portion of which must be recognized immediately with the remainder deferred and amortized over time. These returns, when combined with the lower market value of the assets in the pension fund and the increase in projected liabilities caused by lower discount rates, may require increased cash contributions to the pension fund in the future.

Amortization of regulatory assets, as booked, increased by $3.2 million in the third quarter of 2002 compared to the third quarter of 2001. The principal components of these changes were:

--------------------------------------------------------------------------------
        Increase (Decrease) In Millions              As Booked       After-tax
--------------------------------------------------------------------------------
AMORTIZATION OF REGULATORY ASSETS:
  Accelerated amortization in Distribution Division    $(3.6)         $(3.1)
    Sharing amortization in Distribution Division        3.6            3.0
  Amortization in CTA and SBC                            3.2            1.8
                                                         ---            ---
    TOTAL AMORTIZATION OF REGULATORY ASSETS             $3.2           $1.7
                                                        ====           ====
--------------------------------------------------------------------------------

Other pre-tax income decreased by $0.8 million in the third quarter of 2002 compared to the third quarter of 2001, due primarily to reductions in interest income and earnings on supplemental retirement plan investments.

                                NUCLEAR DIVISION

The Nuclear Division contributed net income of $3.8 million, or $0.27 per share, in the third quarter of 2002, compared to $3.4 million, or $0.24 per share, in the third quarter of 2001. The increase of $0.4 million, or $0.03 per share, was due to lower operation and maintenance expense at the Seabrook nuclear generating unit. The unit operated at 100% availability in both quarters. Wholesale sales margin (revenues less energy expense) was about the same in both quarters.

UNITED RESOURCES, INC. RESULTS OF OPERATIONS: THIRD QUARTER 2002 VS.
--------------------------------------------------------------------
THIRD QUARTER 2001
------------------

--------------------------------------------------------------------------------------------------------
                                                                             2002 more (less) than 2001
                                                                             ---------------------------
                                              Quarter Ended    Quarter Ended
                                             Sept. 30, 2002   Sept. 30, 2001      Amount        Percent
--------------------------------------------------------------------------------------------------------
EPS FROM OPERATIONS (BASIC)
   Operating Businesses
     American Payment Systems, Inc. (APS)         $(0.01)           $0.00         $(0.01)          - -
     Xcelecom, Inc. (Xcelecom)                      0.08             0.16          (0.08)          (50)%
                                                    ----             ----           ----
       SUBTOTAL OPERATING BUSINESSES                0.07             0.16          (0.09)          (56)%
   Passive Investments
     United Bridgeport Energy, Inc. (UBE)           0.07             0.11          (0.04)          (36)%
     United Capital Investments, Inc. (UCI)        (0.02)           (0.08)          0.06           - -
                                                    ----             ----           ----
       SUBTOTAL PASSIVE INVESTMENTS                 0.05             0.03           0.02            67%

   URI HEADQUARTERS (NOTE A)                       (0.07)           (0.07)          0.00           - -
                                                    ----             ----           ----

       TOTAL NON-UTILITY EPS FROM OPERATIONS       $0.05            $0.12         $(0.07)          (58)%
                                                    ====             ====           ====
--------------------------------------------------------------------------------------------------------

Note A: Includes interest charges on intercompany debt and strategic and administrative costs of the non-utility holding company.

Overall, the consolidated non-utility businesses operating under the parent, URI, earned approximately $0.7 million, or $0.05 per share, in the third quarter of 2002 compared to income of about $1.6 million, or $0.12 per share, in the third quarter of 2001. Operating revenue for the URI businesses decreased by $2.3 million, or 2%, from $103.7 million in the third quarter of 2001 to $101.4 million in the third quarter of 2002. Expenses for the URI businesses, including gains or losses on passive investments but excluding income taxes, decreased by $0.6 million, and income taxes decreased by $0.8 million.

The results of each of the subsidiaries of URI for the third quarters of 2002 and 2001, as presented below, reflect the allocation of debt costs from the parent based on a capital structure, including an equity component, and an interest rate deemed appropriate for that type of business. The targeted capital structures for each of URI's subsidiaries are: 100% equity for APS, UCI and Xcelecom, and 30% equity and 70% debt for UBE. URI absorbs interest charges on the equity portion of its investments in its subsidiaries to the extent those investments are financed with debt. URI may incur other expenses necessary to manage its investments from time to time.

The following is a detailed explanation of the 2002-2001 variances by URI subsidiary.

     URI OPERATING BUSINESSES

                         AMERICAN PAYMENT SYSTEMS, INC.

APS lost $0.01 per share in the third quarter of 2002, compared to breakeven in the third quarter of 2001. Earnings from operations from the core contracted payment business improved by about $0.03 per share. The number of authorized transactions processed by APS's core business increased by 12.4%, and gross margin on those transactions increased by 14.4%. Start-up and infrastructure expenses in APS's other strategic initiatives, which are expected to produce future growth, reduced earnings by $0.04 per share compared to 2001.

                                 XCELECOM, INC.

Xcelecom earned $0.08 per share in the third quarter of 2002, compared to earnings of $0.16 per share in the third quarter of 2001. As with other companies in the construction and systems integration industries, there is a very evident decline in economic activity in Xcelecom's markets. Xcelecom is experiencing customer postponements and cancellations of projects, a reduction in new project orders, a continuing slowdown in spending for technology by its customers, and increased competition for fewer jobs, resulting in both lower demand and lower margins. Xcelecom is continuing to be selective in bidding for jobs. Additionally, the completion of several large, non-recurring contracts in 2001 that have not been replaced has contributed to the earnings decline. The negative earnings impact of these items, about $0.17 per share, was partly offset by an increase of about $0.03 per share from acquisitions made since the third quarter of 2001, and an increase of $0.04 per share due to the change in accounting for goodwill mandated by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." The negative impact was also partly offset by the conversion, in the third quarter of 2002, to a 100% equity capital structure from the 65% equity and 35% debt structure used previously. This conversion contributed $0.02 per share in the third quarter of 2002. That earnings improvement was offset by an earnings decrease in URI Headquarters, which received less interest income from Xcelecom. For a further explanation of the debt conversion, see the "Looking Forward" section.

     URI PASSIVE INVESTMENTS

                         UNITED BRIDGEPORT ENERGY, INC.

UBE owns a 33 1/3% interest in Bridgeport Energy, LLC (BE). UBE earned $0.07 per share in the third quarter of 2002, compared to earnings of $0.11 per share in the third quarter of 2001. Of the $0.04 per share decrease, $0.03 per share was due to higher expenses, including some preliminary work done for an overhaul on the second turbine, scheduled for October through November 2002, and $0.02 per share was due to lower Installed Capability (ICAP) revenues. These were partly offset by lower interest charges that added $0.01 per share to earnings. An overhaul on the second combustion turbine is planned for October through November 2002, as was done on the first turbine in the April 2002 outage. In 2001, UBE had an agreement with Duke Energy Trading and Marketing that effectively eliminated UBE's operating and margin risks. There has been no such agreement in 2002, and UBE has recorded its share of BE's income in the third quarter of 2002. See the "Looking Forward" section for information on UBE's ICAP revenues.

                        UNITED CAPITAL INVESTMENTS, INC.

UCI lost $0.02 per share in the third quarter of 2002, compared to a loss of $0.08 per share in the third quarter of 2001. The variance was due to reduced losses on passive investments.

     URI HEADQUARTERS

URI Headquarters incurred an after-tax loss of $1.0 million, or $0.07 per share, in the third quarter of 2002, compared to a loss of $1.0 million, or $0.07 per share, in the third quarter of 2001. Some unallocated interest charges and strategic and administrative costs for the subsidiaries of URI are retained by the parent URI.

UIL HOLDINGS CORPORATION RESULTS OF OPERATIONS:  FIRST NINE MONTHS 2002
-----------------------------------------------------------------------
ACTUAL EARNINGS VS. PREVIOUS ESTIMATE
-------------------------------------

Net Income for UIL Holdings was $40.5 million in the first nine months of 2002, or $2.85 per share. This result was within the estimated ranges for the first three quarters as reported in UIL Holdings' second quarter earnings release dated July 22, 2002. Earnings for UI, excluding the Nuclear Division, were $40.1 million, or $2.82 per share. This result was in the middle of the estimated range for the first nine months of 2002. However, it reflected higher than anticipated retail kilowatt-hour sales, due primarily to weather factors, higher average prices, likely also due to weather induced kilowatt-hour usage factors, and lower expenses, some of which were due to timing. These improvements were mostly offset by earnings sharing, recorded in the third quarter for the year-to-date results. Earnings above 11.5% on an annual basis, were shared, according to the previous multi-year rate plan, one-third for customer bill reductions, which lowered recorded revenue, and one-third to accelerate amortization of stranded costs, with one-third retained by UI as earnings. Results for the Nuclear Division and the non-utility businesses were also within their respective anticipated ranges.

FIRST NINE MONTHS 2002 VS. FIRST NINE MONTHS 2001
-------------------------------------------------

UIL HOLDINGS CORPORATION RESULTS OF OPERATIONS:  FIRST NINE MONTHS 2002 VS.
---------------------------------------------------------------------------
FIRST NINE MONTHS 2001
----------------------

UIL Holdings' earnings for the first nine months of 2002 decreased by $9.1 million, or $0.67 per share, compared to the first nine months of 2001 earnings of $49.6 million, or $3.52 per share. The decrease in earnings was due to a $0.54 per share decrease in non-utility businesses under URI, and a $0.17 per share decrease at UI, excluding the Nuclear Division, offset slightly by an increase in Nuclear Division earnings.

The table below represents a comparison of UIL Holdings' Net Income and Earnings Per Share (EPS) for the first nine months of 2002 and the first nine months of 2001.

-----------------------------------------------------------------------------------------------------
                                                                          2002 more (less) than 2001
                                                                          ---------------------------
                                           Nine Months        Nine Months
                                              Ended              Ended
                                         Sept. 30, 2002     Sept. 30, 2001      Amount       Percent
-----------------------------------------------------------------------------------------------------
NET INCOME (IN MILLIONS EXCEPT PERCENTS)
   UI                                          $40.1              $42.0         $(1.9)         (5)%
   Nuclear Division                              7.4                6.8           0.6           9%
   United Resources (Non-Utility)               (7.0)               0.8          (7.8)        - -
                                               -----              -----         -----
     TOTAL NET INCOME FROM OPERATIONS          $40.5              $49.6         $(9.1)        (18)%

EPS FROM OPERATIONS
   UI                                          $2.82              $2.99        $(0.17)         (6)%
   Nuclear Division                             0.52               0.48          0.04           8%
   United Resources (Non-Utility)              (0.49)              0.05         (0.54)        - -
                                               -----               ----         -----
     TOTAL EPS - BASIC                         $2.85              $3.52        $(0.67)        (19)%
     TOTAL EPS - DILUTED (NOTE A)              $2.83              $3.51        $(0.68)        (19)%
                                                ====               ====          ====
-----------------------------------------------------------------------------------------------------

Note A: Reflecting the effect of unexercised dilutive stock options.

The following table is a line-by-line breakdown of UIL Holdings' Consolidated Statement of Income by subsidiary, including comparisons between the first nine months of 2002 and the first nine months of 2001. Significant variances are explained in the individual subsidiary sections that follow.

                                                          NINE MONTHS     NINE MONTHS     2002 MORE
                                                              ENDED         ENDED          (LESS)
(IN MILLIONS)                                            SEPT. 30, 2002  SEPT. 30, 2001   THAN 2001
-------------                                            --------------  --------------   ---------
OPERATING REVENUE
 UI from operations, before sharing                           $529.0         $514.3         $14.7
 UI sharing from operations                                     (6.6)          (1.2)         (5.4)
 Nuclear                                                        37.8           35.7           2.1
 URI                                                           303.5          269.5          34.0
                                                               -----         ------          ----
   Total                                                      $863.7         $818.3         $45.4
                                                              ======         ======         =====
FUEL AND ENERGY EXPENSE
 UI                                                           $198.9         $206.1         ($7.2)
 Nuclear                                                         5.2            5.1           0.1
                                                               -----          -----          ----
   Total                                                      $204.1         $211.2         ($7.1)
                                                              ======         ======         =====
OPERATION AND MAINTENANCE EXPENSE
 UI                                                           $131.1         $114.4         $16.7
 Nuclear                                                        16.8           16.0           0.8
 URI                                                           298.5          255.1          43.4
                                                               -----         ------          ----
   Total                                                      $446.4         $385.5         $60.9
                                                              ======         ======         =====
DEPRECIATION AND AMORTIZATION
 UI                                                            $21.7          $20.7          $1.0
 Nuclear                                                         1.1            1.1           0.0
 URI                                                             4.3            3.5           0.8
                                                                ----           ----          ----
   Subtotal depreciation                                        27.1           25.3           1.8
 Amortization of regulatory assets (UI)                         41.8           40.1           1.7
 Amortization URI                                                1.4            2.5          (1.1)
                                                                ----           ----          ----
   Total depreciation and amortization                         $70.3          $67.9          $2.4
                                                               =====          =====          ====
TAXES - OTHER THAN INCOME TAXES
 UI - State gross earnings tax                                 $21.5          $20.4          $1.1
 UI - other                                                     12.4           12.0           0.4
 Nuclear - other                                                 0.9            0.9           0.0
 URI - other                                                     1.7            1.2           0.5
                                                                ----           ----          ----
   Total                                                       $36.5          $34.5          $2.0
                                                               =====          =====          ====
OTHER INCOME AND DEDUCTIONS
  UI                                                            $2.2           $4.3         ($2.1)
  Nuclear                                                        0.0            0.2          (0.2)
  URI                                                           (3.6)           1.2          (4.8)
                                                               -----           ----         -----
   Total                                                       ($1.4)          $5.7         ($7.1)
                                                               =====           ====         =====
INTEREST CHARGES
 UI                                                            $27.2          $28.4         ($1.2)
 UI - Interest on Seabrook obligation bonds owned by UI         (4.6)          (4.8)          0.2
 UI - Amortization: debt expense, redemption premiums            1.5            1.6          (0.1)
 Nuclear                                                         1.3            1.5          (0.2)
 URI                                                             5.7            6.5          (0.8)
                                                                ----          -----         -----
    Total                                                      $31.1          $33.2         ($2.1)
                                                               =====          =====         =====
INCOME TAXES
 UI                                                            $33.0          $36.5         ($3.5)
 Nuclear                                                         5.1            4.5           0.6
 URI                                                            (4.7)           1.1          (5.8)
                                                               -----           ----         -----
   Total                                                       $33.4          $42.1         ($8.7)
                                                               =====          =====         =====
NET INCOME
 UI                                                            $40.1          $42.0         ($1.9)
 Nuclear                                                         7.4            6.8           0.6
 URI                                                            (7.0)           0.8          (7.8)
                                                               -----           ----         -----
   Total                                                       $40.5          $49.6         ($9.1)
                                                               =====          =====         =====

THE UNITED ILLUMINATING COMPANY RESULTS OF OPERATIONS:  FIRST NINE MONTHS 2002
------------------------------------------------------------------------------
VS. FIRST NINE MONTHS 2001
--------------------------

-----------------------------------------------------------------------------------------------
                                                                   2002 more (less) than 2001
                                                                   ----------------------------
                                    Nine Months       Nine Months
                                       Ended             Ended
                                   Sept. 30, 2002   Sept. 30, 2001     Amount         Percent
-----------------------------------------------------------------------------------------------
EPS FROM OPERATIONS (BASIC)
   UI excluding Nuclear Division         $2.82             $2.99       $(0.17)          (6)%
   Nuclear Division                       0.52              0.48         0.04            8%
                                          ----              ----         ----
     Total UI EPS from operations        $3.34             $3.47       $(0.13)          (4)%
                                          ====              ====        ======
RETAIL SALES (MILLIONS OF KWH)           4,376             4,368            8            0%
-----------------------------------------------------------------------------------------------

                        UI EXCLUDING THE NUCLEAR DIVISION

Excluding the Nuclear Division, UI's net income was $40.1 million, or $2.82 per share, in the first nine months of 2002, compared to $42.0 million, or $2.99 per share, in the first nine months of 2001. The $0.17 per share decrease was due primarily to higher O&M expense and lower other income, partly offset by an increase in revenues, after the effects of earnings sharing. A decrease in accelerated amortization expense was partly offset by an increase in sharing amortization.

The details below explain the variances for all of UI, excluding the Nuclear Division. It should be noted that changes to income and expense items in the Distribution Division have an immediate net income impact, while changes to those items in "other unbundled utility divisions" do not. Those divisions include the CTA and the SBC, both of which earned an 11.5% return on the equity portion of their respective rate bases up until the effective date of the Rate Case decision and 10.45% thereafter. That return was achieved either by accruing additional amortization expenses, or by deferring such expenses, as required. Amortization expenses in those divisions impact earnings indirectly through changes to rate base. The "other unbundled utility divisions" also include the GSC, the C&LM, and the REI. Those are pass-through charges. Except for a small management fee earned in the C&LM division, expenses are either accrued or deferred such that there is no net income associated with those pass-through charge divisions.

Overall, UI's total revenue increased by $9.3 million, from $513.1 million in the first nine months of 2001 to $522.4 million in the first nine months of 2002. Details of this change in revenue are as follows:

--------------------------------------------------------------------------------
                                                                      From
                   In Millions                                     Operations
--------------------------------------------------------------------------------
       Revenue Increase/(Decrease)
--------------------------------------------------------------------------------
 REVENUE FROM DISTRIBUTION DIVISION:
 Estimate of operating Distribution Division component of
   "weather corrected" retail sales growth, 0.3%                      $1.1
 Estimate of operating Distribution Division component of
   weather effect on retail sales, 0.7%                                1.4
 Impact of mix of sales on average price and other                     5.0
 Sharing                                                              (5.4)
                                                                       ---
   TOTAL RETAIL REVENUE FROM DISTRIBUTION DIVISION                     2.1
 RETAIL REVENUE FROM OTHER UTILITY DIVISIONS (NOTE A)                  1.9
                                                                       ---
        TOTAL UI RETAIL REVENUE                                        4.0
OTHER OPERATING REVENUE INCREASE (DECREASE)
 NEPOOL transmission revenues                                          3.1
 Other                                                                (0.1)
                                                                       ---
        TOTAL UI OTHER OPERATING REVENUES                              3.0

 UI WHOLESALE PASS-THROUGH REVENUE                                     2.3
                                                                       ---

         TOTAL UI REVENUES                                            $9.3
                                                                       ===
--------------------------------------------------------------------------------

Note A: Includes a 2.8% reduction in electricity sales and a corresponding $2.4 million revenue reduction resulting from the resolution of a station service dispute with a generating plant owner.

Retail fuel and energy expense decreased by $8.9 million in the first nine months of 2002, compared to the first nine months of 2001. UI has received, and expects to receive through 2003, electricity to satisfy its standard offer retail customer service requirements through fixed-price purchased power agreements. These costs are recovered through the GSC portion of UI's unbundled retail customer rates. It should be noted that a small number of customers have selected alternate suppliers to provide generation services, but this has no effect on UI's financial results. UI's wholesale energy expense increased by $1.7 million, but these costs are recovered from customers through the CTA.

UI's O&M expenses increased by $16.7 million, from $114.4 million in the first nine months of 2001 to $131.1 million in the first nine months of 2002. The principal components of these expense changes included:

--------------------------------------------------------------------------------
                                                                 Increase/
                      In Millions                               (Decrease)
--------------------------------------------------------------------------------
Operating Distribution Division:
--------------------------------------------------------------------------------
  Net pension expense and post retirement benefits (Note A)           $5.1
    Environmental remediation                                          3.2
  NEPOOL transmission expense                                          2.2
    Severance costs                                                   (2.4)
  Other                                                                5.6
                                                                       ---
     TOTAL OPERATING DISTRIBUTION DIVISION                           $13.7
     O&M AND CAPACITY FROM OTHER UTILITY DIVISIONS                     3.0
                                                                       ---
     TOTAL O&M EXPENSE                                               $16.7
                                                                      ====
--------------------------------------------------------------------------------

Note A: The increase in pension expense reflects the lower returns being generated since approximately the beginning of 2000 by the equity investments held by the UI pension plan, a portion of which must be recognized immediately with the remainder deferred and amortized over time. These returns, when combined with the lower market value of the assets in the pension fund and the increase in projected liabilities caused by lower discount rates, may require increased cash contributions to the pension fund in the future.

Amortization of regulatory assets, as booked, increased by $1.7 million in the first nine months of 2002 compared to the first nine months of 2001. The principal components of these changes were:

--------------------------------------------------------------------------------
             Increase (Decrease) In Millions         As Booked       After-tax
--------------------------------------------------------------------------------
AMORTIZATION OF REGULATORY ASSETS:
--------------------------------------------------------------------------------
  Accelerated amortization in Distribution Division   $(10.8)          $(9.4)
  Sharing amortization in Distribution Division          3.6             3.0
  Amortization in CTA and SBC                            8.9             5.1
                                                         ---             ---
    TOTAL AMORTIZATION OF REGULATORY ASSETS             $1.7           $(1.3)
                                                         ===             ===
--------------------------------------------------------------------------------

Other pre-tax income decreased by $2.1 million in the first nine months of 2002 compared to the first nine months of 2001, due primarily to reductions in interest income and earnings on supplemental retirement plan investments.

                                NUCLEAR DIVISION

The Nuclear Division contributed net income of $7.4 million, or $0.52 per share, in the first nine months of 2002 compared to $6.8 million, or $0.48 per share, in the first nine months of 2001. Outages of about equal duration at the Seabrook nuclear generating unit, a refueling outage in the third quarter of 2002 and an outage extension in the first quarter of 2001, largely offset one another. The unit had slightly better availability in the first nine months of 2002, resulting in a margin improvement of about $2.0 million. Operation and maintenance expense increased by about $0.8 million as a result primarily of the refueling outage, and income tax expense increased by $0.6 million.


UNITED RESOURCES, INC. RESULTS OF OPERATIONS: FIRST NINE MONTHS 2002 VS.
------------------------------------------------------------------------
FIRST NINE MONTHS 2001
----------------------

------------------------------------------------------------------------------------------------------
                                                                            2002 more (less) than 2001
                                                                            --------------------------
                                              Nine Months       Nine Months
                                                 Ended             Ended
                                             Sept. 30, 2002   Sept. 30, 2001    Amount        Percent
------------------------------------------------------------------------------------------------------
EPS FROM OPERATIONS (BASIC)
   Operating Businesses
     American Payment Systems, Inc. (APS)        $(0.03)            $0.00       $(0.03)          - -
     Xcelecom, Inc. (Xcelecom)                     0.03              0.29        (0.26)          (90)%
                                                   ----              ----         ----
       SUBTOTAL OPERATING BUSINESSES               0.00              0.29        (0.29)         (100)%
   Passive Investments
     United Bridgeport Energy, Inc. (UBE)         (0.02)             0.16        (0.18)         (113)%
     United Capital Investments, Inc. (UCI)       (0.23)            (0.21)       (0.02)          - -
                                                   ----              ----        ------
       SUBTOTAL PASSIVE INVESTMENTS               (0.25)            (0.05)       (0.20)          - -

   URI HEADQUARTERS (NOTE A)                      (0.24)            (0.19)       (0.05)          - -
                                                   ----              ----         ----

       TOTAL NON-UTILITY EPS FROM OPERATIONS     $(0.49)            $0.05       $(0.54)          - -
                                                   ====              ====         ====
------------------------------------------------------------------------------------------------------

Note A: Includes interest charges on intercompany debt and strategic and administrative costs of the non-utility holding company.

Overall, the consolidated non-utility businesses operating under the parent, URI, lost approximately $7.0 million, or $0.49 per share, in the first nine months of 2002, compared to earnings of about $0.8 million, or $0.05 per share, in the first nine months of 2001. Operating revenue for the URI businesses increased by $34.0 million, or 13%, mainly due to business acquisitions, from $269.5 million in the first nine months of 2001 to $303.5 million in the first nine months of 2002. Expenses for the URI businesses, including losses on passive investments but excluding income taxes, increased by $47.6 million, and income taxes decreased by $5.8 million.

The results of each of the subsidiaries of URI for the first nine months of 2002 and 2001, as presented below, reflect the allocation of debt costs from the parent based on a capital structure, including an equity component, and an interest rate deemed appropriate for that type of business. The targeted capital structures for each of URI's subsidiaries are: 100% equity for APS and UCI, 65% equity and 35% debt for Xcelecom for all periods prior to the second quarter of 2002 and 100% equity beginning in the second quarter of 2002, and 30% equity and 70% debt for UBE. See the Xcelecom section for an explanation on the change to Xcelecom's capital structure. URI absorbs interest charges on the equity portion of its investments in its subsidiaries to the extent those investments are financed with debt. URI may incur other expenses necessary to manage its investments from time to time.

The following is a detailed explanation of the 2002-2001 variances by URI subsidiary.

     URI OPERATING BUSINESSES

                         AMERICAN PAYMENT SYSTEMS, INC.

APS lost $0.03 per share in the first nine months of 2002, compared to breakeven in the first nine months of 2001. Earnings from operations from the core contracted payment business improved by about $0.09 per share. The number of authorized transactions processed by APS's core business increased by 14.7%, and gross margin on those transactions increased by 13.5%. Start-up and infrastructure expenses in APS's other strategic initiatives, which are expected to produce future growth, reduced earnings by $0.12 per share compared to 2001.

                                 XCELECOM, INC.

Xcelecom earned $0.03 per share in the first nine months of 2002, compared to earnings of $0.29 per share in the first nine months of 2001. Higher loss reserve charges relating to projects at several Xcelecom subsidiaries reduced earnings by about $0.05 per share. Also, as with other companies in the construction and systems integration industries, there is a very evident decline in economic activity in Xcelecom's markets. Xcelecom is experiencing customer postponements and cancellations of projects, a reduction in new project orders, a continuing slowdown in spending for technology by its customers, and increased competition for fewer jobs, resulting in both lower demand and lower margins. Additionally, the completion of several large, non-recurring contracts in 2001 that have not been replaced has contributed to the earnings decline. The negative earnings impact of these items, about $0.39 per share, was partly offset by an increase of about $0.04 per share from acquisitions made since the third quarter of 2001, and an increase of $0.10 per share due to the change in accounting for goodwill mandated by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." The negative impact was also partly offset by the conversion, in the second quarter of 2002, to a 100% equity capital structure from the 65% equity and 35% debt structure used previously. This conversion contributed $0.04 per share in the first nine months of 2002. That earnings improvement was offset by an earnings decrease in URI Headquarters, which received less interest income from Xcelecom. For a further explanation of the debt conversion, see the "Looking Forward" section.

     URI PASSIVE INVESTMENTS

                         UNITED BRIDGEPORT ENERGY, INC.

UBE owns a 33 1/3% interest in Bridgeport Energy, LLC (BE). UBE lost $0.02 per share in the first nine months of 2002, compared to earnings of $0.16 per share in the first nine months of 2001. Of the $0.18 per share decrease, $0.02 was due to lower energy sales revenues, $0.04 was due to lower ICAP revenues, $0.10 per share was due to costs associated with a 2002 overhaul, and $0.13 was due to higher operating expenses, including some preliminary work done for an overhaul on the second turbine, scheduled for October through November 2002. The overhaul on the first turbine began March 16 and ended April 17, 2002. Offsetting these negatives was an improvement of $0.06 per share due to lower interest charges, and a non-recurring benefit of $0.05 per share due to an insurance credit. In 2001, UBE had an agreement with Duke Energy Trading and Marketing that effectively eliminated UBE's operating and margin risks. There has been no such agreement in 2002, and UBE has recorded its share of BE's income in the third quarter of 2002 and the nine months ended September 30, 2002. See the "Looking Forward" section for information on UBE's ICAP revenues.

                        UNITED CAPITAL INVESTMENTS, INC.

UCI lost $0.23 per share in the first nine months of 2002, compared to a loss of $0.21 per share in the first nine months of 2001. An impairment of UCI's investment in Gemini Networks, Inc., (Gemini) a broadband fiber-optic business, caused a $0.16 per share loss. That write-off reflected the generally depressed economic conditions in the telecommunications industry that worsened in the second quarter of 2002 and an associated inability of Gemini to access capital markets to continue its network build-out. The remaining variance was due to lower losses on other passive investments.

     URI HEADQUARTERS

URI Headquarters incurred an after-tax loss of $3.4 million, or $0.24 per share, in the first nine months of 2002, compared to a loss of $2.6 million, or $0.19 per share, in the first nine months of 2001. The results of each of the subsidiaries of URI, as presented above, reflect interest expense on allocated debt from URI, based on a capital structure, including an equity component, and an interest rate deemed appropriate for that type of business. Some unallocated interest charges and strategic and administrative costs for the subsidiaries of URI are retained by the parent URI. The increase in losses at URI Headquarters reflects additional administrative expenses incurred for managing investments. Lower interest income from the reclassification of Xcelecom's intercompany debt to equity, beginning in the second quarter of 2002, was offset in the nine-month period by lower interest charges from reduced interest rates.

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

A LOOK AT 2002
--------------

     UIL HOLDINGS' CONSOLIDATED EARNINGS ESTIMATES FOR 2002

As a result of better than expected performance from UI in the third quarter of 2002, UIL Holdings is increasing its earnings guidance for 2002 to $2.95-$3.05 per share from the previously stated guidance of $2.60-$2.85 per share. See below for further details.


     THE UNITED ILLUMINATING COMPANY (UI)

                         UI EARNINGS ESTIMATES FOR 2002

Overall, UI, including the Nuclear Division, is expected to contribute $3.60-$3.70 per share to UIL Holdings' earnings per share in 2002, including $0.60-$0.65 per share for the Nuclear Division. Excluding the Nuclear Division, UI is expected to earn $3.00-$3.10 per share. This estimate reflects actual results through the first nine months of 2002.

                  NUCLEAR DIVISION EARNINGS ESTIMATES FOR 2002

The Nuclear Division is expected to contribute to earnings in the lower end of the previously stated range estimate of $0.60-$0.65 per share through October 31, 2002. The Seabrook nuclear unit, which was the only asset in the Nuclear Division, was sold on November 1, 2002. At the time of sale there was no direct contemporaneous impact on financial results as a result of the sale. UI will, however, receive no future operating earnings from the Nuclear Division after October 31, 2002.


     UNITED RESOURCES, INC. (URI) EARNINGS ESTIMATES FOR 2002

UIL Holdings' non-utility businesses, under its parent wholly-owned subsidiary URI, are expected to lose $0.60-$0.70 per share for UIL Holdings in 2002, reflecting the poor performance of passive investments, higher loss reserve charges relating to projects at certain Xcelecom subsidiaries that were recorded in the first quarter of 2002, the economic downturn's impact on Xcelecom's businesses, and some additional strategic expenses to enhance American Payment Systems, Inc.'s future growth potential.


     URI OPERATING BUSINESSES

                      AMERICAN PAYMENTS SYSTEMS, INC. (APS)

APS is expected to lose from $0.05-$0.10 per share for UIL Holdings in 2002. The loss reflects the initial costs associated with the five-year contract signed in August 2002 with Bell South. This new customer is expected to increase APS's contracted transactions by 25%, and this contract is expected to be profitable beginning in 2003. The expected results also reflect other strategic expenses designed to produce future earnings enhancements in the non-contracted payment and financial services segments of APS's business.

                                 XCELECOM, INC.

Earnings for Xcelecom are expected to be approximately $0.05-$0.15 per share for UIL Holdings in 2002. This estimate reflects the negative impact of the slowing economy on the construction and systems integration industries, the completion of several large, non-recurring contracts in 2001, and $0.16 per share in loss reserve charges taken on a major project in the first quarter of 2002, partially offset by a $0.15 per share increase compared to 2001, due to a reduction in the amortization of goodwill from the implementation of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

Through the first quarter of 2002, Xcelecom was financed, as a subsidiary of URI, at a target capital structure of 65% equity and 35% debt. In the second quarter of 2002, all of Xcelecom's intercompany debt was converted to equity. This conversion is expected to make Xcelecom financially stronger on a stand-alone basis and improve the terms of any future acquisitions. The conversion of Xcelecom's intercompany debt to equity beginning in the second quarter of 2002 will have a $0.07 per share benefit to Xcelecom for the year that will be absorbed at URI Headquarters, for no net change to UIL Holdings results. These changes are incorporated in the 2002 earnings estimates for both Xcelecom and URI Headquarters.

     URI PASSIVE INVESTMENTS

Losses from URI's passive investments, including United Bridgeport Energy, Inc.
(UBE) and United Capital Investments, Inc. (UCI), and from URI Headquarters' costs, are expected to be $0.65-$0.75 per share for UIL Holdings in 2002. URI Headquarters' costs include interest expense on allocated debt from URI, based on a capital structure, including an equity component, and an interest rate deemed appropriate for that type of business. Some unallocated interest charges and strategic and administrative costs for the subsidiaries of URI are retained by the parent URI.

                         UNITED BRIDGEPORT ENERGY, INC.

URI's investment in United Bridgeport Energy, Inc. (UBE) is expected to lose up to $0.10 per share in 2002, due to weak energy prices, costs associated with the 2002 overhauls, and increases in operating and maintenance expenses. UBE owns, as a passive investor, 33 1/3% of a merchant wholesale electric generating facility, Bridgeport Energy, LLC (BE), co-owned and operated by a unit of Duke Energy and located in Bridgeport, Connecticut. There has been an ongoing dispute between BE and one of its customers on an Installed Capability (ICAP) contract. On November 5, 2002 an agreement in principle was reached between BE and its ICAP customer to resolve the contract dispute. A final executed agreement is expected to be completed by mid-November. That settlement will not affect the 2002 earnings range estimate for UBE. See the 2003 "Looking Forward" section for more on the ICAP dispute and settlement.

                        UNITED CAPITAL INVESTMENTS, INC.

The estimated losses in 2002 from UCI's passive investments reflect the results of the first nine months of 2002 and contemplate no net investment income for the last three months of the year at UCI.



UIL QUARTERLY EARNINGS PATTERN FOR 2002
---------------------------------------

The 2002 quarterly earnings pattern for UIL Holdings is expected to be somewhat different than the 2001 pattern. The timing of nuclear generating unit outages, which occurred in the second quarter of 2002 and in the first quarter of 2001, and an outage at Bridgeport Energy LLC's electric generating facility in the first half of 2002, changed the earnings pattern, particularly in the second quarter of 2002, from the second quarter of 2001. Additionally, as a result of UI's September 26, 2002 Rate Case decision, and as a result of the scheduled overhaul of the second turbine at Bridgeport Energy's facility, earnings are expected to be significantly lower in the fourth quarter of 2002 than they were in the fourth quarter of 2001.

Actual 2002 results may vary from estimates depending on factors that could affect some or all of UIL Holdings' businesses to varying degrees. The factors include the changes due to weather, economic conditions, sales mix, the ability to control expenses, the ability to manage growth, the availability of and the ability to execute acquisitions and the results of those acquisitions, recoverability and possible impairment of goodwill, contract risks and collectability of receivables, and unanticipated risks and events. These factors can change from quarter to quarter.

UIL Holdings' current overall estimate of earnings per share from operations for 2002 is a range of $2.95-$3.05. The company earned $2.85 per share in the first nine months of 2002, implying an estimated earnings range of $0.10-$0.20 per share in the fourth quarter of the year. The estimates of quarterly results are as follows:

Earnings per share from operations:

                        Estimated               Actual                 Actual
 Quarter               2002 Range*               2002                   2001
 -------               ----------                ----                   ----
    1                  $0.65-$0.70              $0.68                  $0.67
    2                  $0.55-$0.65              $0.64                  $1.08
    3                  $1.45-$1.60              $1.53                  $1.77
    4                  $0.10-$0.20                                     $0.69
                                                                        ----
                                                                       $4.21

* Quarterly high and low range estimates are not additive, that is, the sums of the low and high range values should not be construed as representing any estimate other than UIL Holdings' annual estimate of $2.95-$3.05 per share.


A LOOK AT 2003
--------------

     UIL HOLDINGS' CONSOLIDATED EARNINGS ESTIMATES FOR 2003

UIL Holdings is reducing its earnings guidance for 2003 to $2.45-$2.65 per share, reflecting a reduction in expected ICAP revenues at UBE. The previous estimate was $2.70-$2.95 per share.

     THE UNITED ILLUMINATING COMPANY (UI)

                         UI EARNINGS ESTIMATES FOR 2003

If UI were to earn the 10.45% return on regulated utility common stock equity in 2003 allowed in the Rate Case decision, that level of earnings would generate $2.45-$2.60 per share for UIL Holdings. Earning this level will be a challenge for UI under the terms of the DPUC's Rate Case decision and the changes it will require if the decision is not modified. Since any changes UI makes must balance the interests of customers and UIL Holdings' shareowners, there is no assurance that UI will achieve the new authorized return on equity.

UI has contracted with Virginia Electric and Power Company for the supply of all of UI's retail customer standard offer service requirements through December 31, 2003, and for the supply of all of UI's special contract customer service requirements through 2008, on a fixed-price basis. This arrangement is intended to protect UI's retail customers and UIL Holdings' shareowners from market and pricing volatility.

The only retail electricity sales volume fluctuations that directly impact UI's net income when they occur are those that apply to the operating Distribution Division component of rates. Thus, a 1% sales volume increase in retail electricity sales in 2003 compared to 2002 would produce additional sales margin of about $2.2 million ($2.1 million after gross earnings tax). However, retail electric sales and Distribution Division revenues were significantly higher than anticipated in 2002, because of weather factors that may or may not occur in 2003.

On November 1, 2002, an affiliate of FPL Group, Inc. purchased 88.2% of Seabrook Station, including all of UI's ownership and leasehold interests in the plant. UI will receive no operating earnings from Seabrook Station after October 31, 2002. In compliance with Connecticut's regulated electric utility industry restructuring legislation, the net-of-tax gain from the sale, after termination of the sale/leaseback agreement, that is in excess of the book value of the plant, as set by the DPUC, based on its estimate of the market value of the plant, must be used to reduce UI's stranded costs. As a result, there will be a reduction of rate base for stranded cost recovery through the CTA beginning November 1, 2002 and averaged into CTA earnings over the succeeding twelve months. That rate base reduction is currently estimated to be about $45 million, but the final amount will be subject to change, including true-up by the DPUC. These two earnings reductions will be partly offset by a reduction of interest charges associated with the termination of the sale/leaseback obligation. Overall, earnings in 2003 are expected to be reduced by approximately $0.45 per share compared to 2002 as a result of the sale.

     UNITED RESOURCES, INC. (URI) EARNINGS ESTIMATES FOR 2003

Earnings from UIL Holdings' non-utility businesses, under the parent wholly-owned subsidiary URI, are expected to range from losses of $0.05 per share to earnings of $0.10 per share in 2003. That range is lower than the previous range estimate, reflecting a reduction in expected ICAP revenues at UBE. Overall, the new expected range is an improvement from the 2002 level, due primarily to the absence in 2003 of costs that were incurred in 2002 in each of URI's businesses. These costs are described in the following URI subsidiary sections.


     URI OPERATING BUSINESSES

                      AMERICAN PAYMENTS SYSTEMS, INC. (APS)

APS is expected to earn $0.15-$0.20 per share for UIL Holdings in 2003. This improvement from the estimated 2002 losses of $0.05-$0.10 per share is due primarily to the addition of a major new customer and to an anticipated reduction of strategic expenses that were incurred in 2002 to grow future earnings.

                                 XCELECOM, INC.

Earnings for Xcelecom are expected to be approximately $0.20-$0.35 per share for UIL Holdings in 2003. This improvement from the estimated 2002 earnings of $0.05-$0.15 per share is due primarily to the absence of a $0.16 per share loss reserve charge, taken in the first quarter of 2002, for a specific contract. As with other companies in the construction and systems integration industries, Xcelecom is experiencing customer postponements and cancellations of projects, a reduction in new project orders, a continuing slowdown in spending for technology by its customers, and increased competition for fewer jobs, resulting in both lower demand and lower margins. Xcelecom is taking action to offset the negative impact of these items by working to reduce operating and overhead related costs. Generally, the economic activity of the construction markets in which Xcelecom participates lags the general economy by six to eighteen months, both in economic downturns and recoveries. A return to growth in Xcelecom's primary markets is therefore likely to lag any general upturn in the economy, and the timing of any recovery remains uncertain. The 2003 earnings estimate assumes no material difference in economic conditions in Xcelecom's markets between 2003 and 2002.

Xcelecom has no current plans for acquisitions, and the earnings estimate for 2003 reflects this strategy. However, Xcelecom will consider opportunities for acquisitions if there is a significant potential to earn a premium return on its investments, to the extent such investments are available.


     URI PASSIVE INVESTMENTS

Losses from URI's passive investments, including United Bridgeport Energy, Inc.
(UBE) and United Capital Investments, Inc. (UCI), and from URI Headquarters' costs, are expected to be $0.40-$0.45 per share for UIL Holdings in 2003. URI Headquarters' costs include interest expense on allocated debt from URI, based on a capital structure, including an equity component, and an interest rate deemed appropriate for that type of business. Some unallocated interest charges and strategic and administrative costs for the subsidiaries of URI are retained by the parent URI.

                         UNITED BRIDGEPORT ENERGY, INC.

UBE has recorded its 33 1/3% portion of the operating results of Bridgeport Energy, LLC (BE), including its Installed Capability (ICAP) revenues. A significant portion of the ICAP revenues has been recorded under the contract with a single ICAP customer that has been disputing its contract with BE. That contract extended through April 2004.

On November 5, 2002 an agreement in principle was reached between BE and its ICAP customer to resolve the contract dispute. A final executed agreement is expected to be completed by mid-November. That settlement will recover, through a cash payment, all amounts expected to be receivable under the original contract through the end of December 2002, and a small amount for future periods. This will produce a significant cash inflow to UBE of approximately $10.5 million, will eliminate any uncertainty over ICAP revenues previously recorded by UBE, and will eliminate the need to proceed with litigation. The settlement will also eliminate any claims the ICAP customer has regarding the contract in dispute. However, the settlement will also close out the current contractual relationship with the ICAP customer, reducing current expectations for ICAP revenue and UBE earnings in 2003 and 2004.

BE will continue to market ICAP in the open market, and UBE will share any proceeds from that activity. The results will be subject to market conditions for ICAP, and UBE believes that there are some opportunities to improve earnings from ICAP sales under the new standard market design to be implemented in New England in early 2003. However, due to the uncertainty, going forward, surrounding the ICAP market and energy prices, UIL Holdings is reducing its earnings estimates for UBE in 2003 by $0.25 per share. The new earnings estimate for UBE for 2003 is a loss of $0.10-$0.15 per share, compared to previously estimated earnings of $0.10-$0.15 per share. This estimate reflects essentially breakeven operations at the project level. The estimated loss for UBE includes UBE's financing costs.

                        UNITED CAPITAL INVESTMENTS, INC.

UCI is expected to break even in 2003, reflecting no net investment income or losses. This is an improvement from the estimated losses in 2002, due principally to the absence of the $0.16 per share impairment loss taken by UCI in the second quarter of 2002.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

UIL Holdings believes that it has no material quantitative or qualitative exposure to market risk associated with activities in derivative financial instruments, other financial instruments or derivative commodity instruments.

ITEM 4.  CONTROLS AND PROCEDURES.

UIL Holdings Corporation (UIL Holdings) maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports to the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to UIL Holdings' management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, through United Capital Investments, Inc. and United Bridgeport Energy, Inc., UIL Holdings has minority ownership investments in certain other entities. As UIL Holdings does not control or manage these entities, its disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those it maintains with respect to its subsidiaries.

Within 90 days prior to the date of this report, UIL Holdings carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of UIL Holdings' disclosure controls and procedures. Based on the foregoing, UIL Holdings' Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective.

There have been no significant changes in UIL Holdings' internal controls or in other factors that could significantly affect the internal controls subsequent to the date UIL Holdings completed its evaluation.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

          Exhibit
         Table Item      Exhibit
          Number         Number                              Description
         ----------      -------                             -----------

          (10)            10.7d   Copy of Agreement and Supplemental  Agreement,  effective June 9,
                                  2002,  between The United  Illuminating  Company and Local 470-1,
                                  Utility Workers of America, AFL-CIO,  superseding Exhibits 10.7a,
                                  10.7b and 10.7c.


     (b) Reports on Form 8-K.

           Item              Financial
          Reported           Statements             Date of Report
          --------           ----------             --------------

             7, 9              None               September 12, 2002
             5, 7, 9           None               September 26, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UIL HOLDINGS CORPORATION




Date  11/12/2002              Signature     /s/ Louis J. Paglia
    ---------------                     -------------------------------
                                                Louis J. Paglia
                                            Executive Vice President
                                            and Chief Financial Officer

I, NATHANIEL D. WOODSON, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of UIL Holdings
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date  11/12/2002                               /s/Nathaniel D. Woodson
    --------------                        ----------------------------------
                                                  Nathaniel D. Woodson
                                           Chairman of the Board of Directors,
                                          President and Chief Executive Officer

I, LOUIS J. PAGLIA, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of UIL Holdings
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date   11/12/2002                          /s/  Louis J. Paglia
     --------------                    --------------------------------
                                                Louis J. Paglia
                                             Executive Vice President
                                            and Chief Financial Officer