Form 10-K
period 2002-12-31
UIL HOLDINGS CORP
filed 2003-02-28
CIK 1082510

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

             ---------------------------------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                       NAME OF EACH EXCHANGE ON
      REGISTRANT            TITLE OF EACH CLASS            WHICH REGISTERED
      ----------            -------------------        ------------------------
UIL Holdings Corporation  Common Stock, no par value   New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:   NONE

             ---------------------------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's voting stock held by non-affiliates on January 31, 2003 was $463,898,614 computed on the basis of the average of the high and low sale prices of said stock reported in the listing of composite transactions for New York Stock Exchange listed securities, published in The Wall Street Journal on February 3, 2003.

The number of shares outstanding of the registrant's only class of common stock, as of January 31, 2003 was 14,460,680.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                          Part of this Form 10-K into
  Document                                which document is incorporated
  --------                                ------------------------------
DEFINITIVE PROXY STATEMENT,
DATED APRIL 4, 2003, FOR ANNUAL
MEETING OF THE SHAREHOLDERS TO BE
HELD ON MAY 14, 2003.                                 III

                            UIL HOLDINGS CORPORATION
                                    FORM 10-K
                                DECEMBER 31, 2002

                                TABLE OF CONTENTS
                                                                         PAGE
                                                                         ----
Glossary...................................................................3

PART I
    Item 1.  Business......................................................6
       General.............................................................6
       The United Illuminating Company.....................................6
          Franchises.......................................................6
          Regulation.......................................................6
          Rates............................................................7
          Power Supply Arrangements........................................7
          Arrangements with Other Industry Participants....................7
              New England Power Pool and ISO-New England...................7
              Hydro-Quebec.................................................8
       United Resources, Inc...............................................8
          American Payment Systems, Inc....................................8
          Xcelecom, Inc....................................................9
          United Capital Investments, Inc..................................9
              Cross-Sound Cable Company, LLC...............................9
              Zero Stage Capital...........................................9
              Ironbridge Mezzanine Fund....................................9
              Souwestcon Properties, Inc..................................10
              Bill Matrix.................................................10
          United Bridgeport Energy, Inc...................................10
       Financing..........................................................10
       Employees..........................................................10
    Item 2.  Properties...................................................10
       The United Illuminating Company....................................10
          Transmission and Distribution Plant.............................10
          Administrative and Service Facilities...........................11
          Environmental Regulation........................................11
       United Resources, Inc..............................................12
   Item 3.  Legal Proceedings.............................................12
   Item 4.  Submission of Matters to a Vote of Security Holders...........12
   Executive Officers.....................................................12

PART II
   Item 5.  Market for UIL Holdings' Common Equity and Related
             Stockholder Matters..........................................13
   Item 6.  Selected Financial Data.......................................15
   Item 7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations..........................16
       Overview and Strategy..............................................16
       Major Influences on Financial Condition............................18
          UIL Holdings Corporation........................................18
          The United Illuminating Company.................................18
          American Payment Systems, Inc...................................20
          Xcelecom, Inc...................................................21
          United Capital Investments, Inc.................................22
          United Bridgeport Energy, Inc...................................23
       Capital Expenditure Program........................................24

                                                                         PAGE
                                                                         ----
PART II (CONTINUED)
       Liquidity and Capital Resources....................................25
          Financial Covenants.............................................26
          Contractual and Contingent Obligations..........................29
       Critical Accounting Practices......................................30
       New Accounting Standards...........................................32
       Results of Operations..............................................32
       Looking Forward....................................................47
   Item 7A. Quantitative and Qualitative Disclosures About Market Risk....49
   Item 8.  Financial Statements and Supplementary Data...................51
       Consolidated Financial Statements..................................51
          Statement of Income for the Years 2002, 2001 and 2000...........51
          Statement of Comprehensive Income for the Years 2002, 2001
            and 2000......................................................51
          Statement of Cash Flows for the Years 2002, 2001 and 2000.......52
          Balance Sheet as of December 31, 2002 and 2001..................53
          Statement of Changes in Shareholders' Equity for the Years
            2002, 2001 and 2000...........................................55
       Notes to Consolidated Financial Statements.........................56
          Statement of Accounting Policies................................56
          Capitalization..................................................63
          Rate-Related Regulatory Proceedings.............................67
          Short-Term Credit Arrangements..................................70
          Income Taxes....................................................72
          Supplementary Information.......................................74
          Pension and Other Benefits......................................75
          Unamortized Cancelled Nuclear Project...........................78
          Lease Obligations...............................................78
          Commitments and Contingencies...................................79
              Other Commitments and Contingencies.........................79
                 Connecticut Yankee.......................................79
                 Hydro-Quebec.............................................80
                 Environmental Concerns...................................80
                 Site Decontamination, Demolition and Remediation Costs...80
                 Claim of Enron Power Marketing, Inc......................81
                 Cross-Sound..............................................82
          Fair Value of Financial Instruments.............................82
          Quarterly Financial Data (Unaudited)............................83
          Segment Information.............................................83
          Goodwill and Other Intangible Assets............................84
   Report of Independent Accountants......................................86
   Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures..................................88

PART III
   Item 10.  Directors and Executive Officers.............................88
   Item 11.  Executive Compensation.......................................88
   Item 12.  Security Ownership of Certain Beneficial Owners and
                 Management...............................................88
   Item 13.  Certain Relationships and Related Transactions...............88

PART IV
   Item 14.  Controls and Procedures......................................89
   Item 15.  Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K.......................................89
   Signatures.............................................................94
   Certifications.........................................................96

                       GLOSSARY OF TERMS AND ABBREVIATIONS

ABO  (Accumulated Benefit Obligation) - the actuarial present value of benefits
---
(whether vested or nonvested) attributed by the pension benefit formula to employee service rendered before a specified date and based on employee service and compensation prior to that date. The accumulated benefit obligation differs from the projected benefit obligation in that it includes no assumptions about future compensation levels.


AFUDC  (Allowance for Funds Used During Construction) - the cost of utility
-----
equity and debt funds used to finance construction projects that is capitalized as part of construction cost.


C&LM (ASSESSMENT) (CHARGE)  (Conservation and Load Management) - statutory
-------------------------
assessment on utility retail customer bills placed in a State of Connecticut fund used to support energy conservation and load management programs.


CTA  Competitive transition assessment on electric utility retail customer bills
---
to recover allowable Stranded Costs as determined by the DPUC.


DEP  Connecticut Department of Environmental Protection.
---


DISTRIBUTION DIVISION  The operating division of the utility that provides
---------------------
transmission and distribution services to the utility's retail electric customers and manages all UI divisions and rate components including the C&LM, CTA, GSC, REI and Nuclear Division.


DOE  United States Department of Energy.
---


DPUC  (Connecticut Department of Public Utility Control) - state agency that
----
regulates certain ratemaking, services, accounting, and operations of Connecticut utilities.


EPA  United States Environmental Protection Agency.
---


EPS  Earnings per share.
---


ESOP  Employee Stock Ownership Plan.
----


FASB  (Financial Accounting Standards Board) - a rulemaking organization that
----
establishes financial accounting and reporting standards.


FERC  (Federal Energy Regulatory Commission) - federal agency that regulates
----
interstate transmission and wholesale sales of electricity and related matters.


FIN  FASB Interpretation Number
---


GAAP  Generally accepted accounting principles in the United States of America.
----


GSC Generation services charge, as determined by the DPUC, represents the rate
---
charged to retail customers for the power purchased from wholesale generators.


ISO-NE  (ISO-New England Inc.) - an independent entity contracting with NEPOOL
------
as an independent system operator to operate the regional bulk power system (generation and ancillary products, and transmission) in New England.


ITC  Investment tax credit.
---


KV (kilovolt) - 1000 volts. A volt is a unit of electromotive force or electric
--
pressure.

KVA  (kilovoltampere) - 1,000 voltamperes. A voltampere is the basic unit of
---
apparent power of a circuit.


KW  (kilowatt) - 1,000 watts.
--

KWH (kilowatthour) - the basic unit of electric energy equal to one kilowatt of
---
power supplied to or taken from an electric circuit steadily for one hour.


KSOP  401(k)/Employee Stock Ownership Plan.
----

LIBOR  London Interbank Offered Rate.
-----

MW  (Megawatt) - 1,000 kilowatts.
--

NEPOOL (New England Power Pool) - entity operating in accordance with the New
------
England Power Pool Agreement, as amended, as approved by the FERC, to provide economic, reliable operation of the bulk power system in the New England region.


NRC (Nuclear Regulatory Commission) - federal agency that regulates operation of
---
nuclear power facilities.


OPEB  Benefits consisting principally of health care and life insurance paid to
----
retired employees and their dependents.


PCB  (Polychlorinated Biphenyl) - additive to oil used in certain electrical
---
equipment up to the late-1970s. Now classified as a hazardous chemical.


POSA  (Point-Of-Sale-Activation) - technology to provide real-time processing of
----
prepaid transactions such as cellular and long distance telephone cards.


PREPAID STORED VALUE CARDS  Prepaid and re-loadable value cards that can be
--------------------------
purchased and re-loaded at APS agent locations and used at retail locations accepting credit cards and any ATM worldwide.


PREPAID TELEPHONY PRODUCTS  Prepaid telecommunication products offering the
--------------------------
services of nationally recognized providers, such as wireless, long distance, home dial tone, internet and phone cards.


RCRA  The federal Resource Conservation and Recovery Act.
----


REI (Renewable Energy Investment) - statutory assessment on utility retail
---
customer bills that are transferred to a State of Connecticut fund to support renewable energy projects.


SBC Systems benefits charge on utility retail customer bills representing public
---
policy costs such as generation decommissioning and displaced worker protection costs, as determined by the DPUC.


SEC  United States Securities and Exchange Commission.
---


SFAS (Statement of Financial Accounting Standards) - accounting and financial
----
reporting rules issued by the FASB.


STANDARD OFFER  UI's obligation under Connecticut Public Act 98-28 (the
--------------
Restructuring Act) to offer retail service to its customers under a regulated "standard offer" to each customer who does not choose an alternate electricity supplier.

STRANDED COSTS  Costs, as determined by the DPUC, including above-market
--------------
long-term purchased power obligations, regulatory assets, and above-market investments in power plants, that are recoverable from retail customers.


VEBA  (Voluntary Employee Benefit Association Trust) - trust accounts for health
----
and welfare plans for future payments to employees, retirees or their beneficiaries.

                                     PART I

ITEM 1.  BUSINESS.

                                     GENERAL

UIL Holdings Corporation (UIL Holdings) has been the parent holding company for The United Illuminating Company (UI) and United Resources, Inc. (URI) since July 2000. URI serves as the parent company for UIL Holdings' four non-utility businesses, each of which is wholly-owned. URI's four subsidiaries are American Payment Systems, Inc. (APS), Xcelecom, Inc. (Xcelecom), United Capital Investments, Inc. (UCI), and United Bridgeport Energy, Inc. (UBE). UIL Holdings is headquartered in New Haven, Connecticut, where its senior management maintains offices and is responsible for overall planning, operating and financial functions. UIL Holdings is an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935.

                         THE UNITED ILLUMINATING COMPANY

UI is a regulated operating electric public utility established in 1899. It is engaged principally in the purchase, transmission, distribution and sale of electricity for residential, commercial and industrial purposes in a service area of about 335 square miles in the southwestern part of the State of Connecticut. The population of this area is approximately 730,000, which represents approximately 21% of the population of the State. The service area, largely urban and suburban, includes the principal cities of Bridgeport (population approximately 140,000) and New Haven (population approximately 124,000) and their surrounding areas. Situated in the service area are retail trade and service centers, as well as large and small industries producing a wide variety of products, including helicopters and other transportation equipment, electrical equipment, chemicals and pharmaceuticals. Of UI's 2002 retail electric revenues, approximately 44% were derived from residential sales, 40% from commercial sales, 14% from industrial sales and 2% from other sales. UI's retail electric revenues are affected seasonally, primarily dependent upon the weather, with highest revenues typically in the third quarter of the year reflecting hotter weather and air conditioning use. In connection with the restructuring in Connecticut of the regulated electric utility industry, UI was required to divest its ownership interests in generation facilities, which was completed in 2002 with the sale of the Seabrook Station generating plant.

                                   FRANCHISES

Subject to the power of alteration, amendment or revocation by the Connecticut legislature, and revocation by the Connecticut Department of Public Utility Control (DPUC) under circumstances specified by statute, and subject to certain approvals, permits and consents of public authorities and others prescribed by statute, UI has valid franchises to engage in the purchase, transmission, distribution and sale of electricity in the area served by it, the right to erect and maintain certain facilities over, on and under public highways and grounds, and the power of eminent domain.

                                   REGULATION

UI is subject to regulation by several regulatory bodies, including the DPUC, which has jurisdiction with respect to, among other things, retail electric service rates, accounting procedures, certain dispositions of property and plant, mergers and consolidations, the issuance of securities, the condition of plant, equipment and the manner of operation in relation to the safety, adequacy and suitability to provide service to customers, including efficiency, and the location and construction of certain electric facilities. The DPUC consists of five Commissioners, appointed by the Governor of Connecticut with the advice and consent of the Connecticut legislature.

The location and construction of certain electric facilities, including electric transmission lines, bulk substations and generation, is subject to regulation by the Connecticut Siting Council with respect to environmental compatibility and public need.

UI is a "public utility" within the meaning of Part II of the Federal Power Act and is subject to regulation by the Federal Energy Regulatory Commission (FERC), which has jurisdiction with respect to interconnection and coordination of facilities, wholesale electric service rates, transmission tariffs and accounting procedures, among other things. See "Arrangements with Other Industry Participants."

Connecticut Yankee Atomic Power Company, in which UI has a 9.5% common stock ownership interest, is subject to the jurisdiction of the United States Nuclear Regulatory Commission and the FERC. The Connecticut Yankee nuclear unit was retired in 1996 and is currently being decommissioned. See PART II, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (J), Commitments and Contingencies - Other Commitments and Contingencies - Connecticut Yankee."

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

                            POWER SUPPLY ARRANGEMENTS

Pursuant to Connecticut's electric industry restructuring legislation, UI's retail electricity customers are able to choose their electricity supplier. Through December 31, 2003, UI is required to offer fully bundled retail service under a regulated "standard offer" rate to each customer who does not choose an alternate electricity supplier, and to provide back-up power supply service to customers whose alternate electricity supplier fails to provide generation services for reasons other than the customers' failure to pay for such services.

On December 28, 2001, UI entered into an agreement with Virginia Electric and Power Company for the supply of all of UI's standard offer generation service needs from January 1, 2002 through December 31, 2003, and for the supply of all of UI's generation service requirements for special contract customers through 2008.

The Connecticut General Assembly, in its session that began in January 2003, is considering whether to extend the standard offer beyond 2003 and, if so, under what terms, and is also considering whether to make other changes to Connecticut's restructuring legislation.

                  ARRANGEMENTS WITH OTHER INDUSTRY PARTICIPANTS

NEW ENGLAND POWER POOL AND ISO-NEW ENGLAND

UI has been a member of the New England Power Pool (NEPOOL) since 1971. NEPOOL was formed to assure reliable and economic operation of the bulk power system in the New England region.

The NEPOOL membership includes entities engaged in the electricity business in New England, including power marketers and brokers, independent power producers and load aggregators. NEPOOL has contracted with an independent entity, ISO New England Inc. (ISO-NE), for the operation of the regional bulk power system, to assure that the bulk power system will continue to be operated in accordance with the NEPOOL objectives and also to assure that the wholesale power markets will be workably competitive and non-discriminatory. Various energy, capacity, and ancillary services products are purchased in the NEPOOL market; in addition, participants may enter into bilateral contracts for purchase/sale of these products.

On or about March 1, 2003, NEPOOL and ISO-NE plan to begin implementation of substantial marketplace changes, sometimes referred to as standard market design
(SMD), as approved by the FERC. These SMD changes will include the implementation of a transmission congestion management system and a multi-settlement system. The SMD processes that will be employed in New England are based on the proven systems that are currently operational in the Pennsylvania-New Jersey-Maryland control area.

Currently, the New England transmission owners, including UI, are discussing the possibility of forming a New England-only Regional Transmission Organization with ISO-NE and other power pool stakeholders. Approval of the FERC would be required for the formation and operation of such Regional Transmission Organization.

HYDRO-QUEBEC

UI is a participant in the Hydro-Quebec transmission intertie facility linking New England and Quebec, Canada. UI has a 5.45% participating share in Phase I and Phase II of this facility, which in aggregate have a maximum 2000 megawatt equivalent generation capacity value.

                             UNITED RESOURCES, INC.

URI serves as the parent corporation for several non-utility businesses, each of which is incorporated separately to participate in business ventures that are intended to provide incremental earnings to UIL Holdings' shareowners. URI, which is not itself an operating company, has four wholly-owned subsidiaries.

                         AMERICAN PAYMENT SYSTEMS, INC.

APS provides a variety of financial products and services throughout the United States through its network of approximately 10,000 retailers (agents) in locations in grocery stores, pharmacies, banks and check-cashing stores in 47 states. APS's products and services are targeted at persons who do not have banking relationships or are infrequent users of non-cash methods of payment. These products and services include: (1) walk-in bill payments; (2) prepaid telephony products; and (3) prepaid stored value cards.

APS's principal service is the walk-in bill payment service. APS has two primary walk-in bill payment segments. The first is the "contracted bill payment" segment where APS has a contractual relationship with the biller. The second is the "non-contracted bill payment" segment where APS does not have a contractual relationship with the biller. APS is one of the country's leading walk-in bill payment service providers, processing more than 98 million payments annually, totaling approximately $10 billion. In the contracted walk-in bill payment segment, APS has contractual arrangements with many major electric, gas and telecommunication companies. APS's contractual arrangements are typically for a period of three to five years. In August 2002, APS signed a multi-year contract with BellSouth, which is expected to be APS's largest client, representing approximately 20% of APS's estimated contracted payment transaction volume for 2003. In the contracted bill payment segment, APS charges the contracted client a transaction fee and compensates the agent either through a commission or allowing the agent to charge the consumer a fee. In the non-contracted bill payment segment, the agent charges the consumer a fee for processing the bill payment, and a portion of the fee is retained by the agent and the remainder is forwarded to APS, as required by the contractual relationship APS has with the agent.

APS recruits, trains and provides equipment and software in order for the agents to accept bill payments from the consumers on behalf of the billers. The agents either scan the bills or manually enter the consumers' bill information into a terminal and collects either cash, check or money orders from the consumers paying their bills and then supplies the consumers with computer printed receipts. The bill payment and transaction information is transmitted by the agents to APS which, in the case of contracted bill payments, transmits the information directly to the billers and for the non-contracted bill payment to bill-payment consolidators that have a direct link with the billers for credit to the consumers' account. The agents make daily deposits to either their own bank account or an APS bank account. In the case of the former, APS has authorization to debit the agents' bank account to collect the deposits. Then APS consolidates the funds and transfers the appropriate amount to the billers or bill consolidators for final payment to the billers. APS maintains approximately 1,100 bank accounts nationwide to facilitate the bill payment process. Expenses associated with the maintenance and monitoring of these accounts are one of the major expenses of APS.

APS's subsidiaries include APS Card Services, Inc. (CSI), which is 100% owned, and CellCards of Illinois, LLC (CCI), which is currently 51% owned. CSI has been organized by APS to market a prepaid stored value card to consumers through the APS agent network. CCI, in which APS acquired its ownership interest in April 2001, sells prepaid long distance telephone service, prepaid telephone calling cards and prepaid wireless telephone service in check cashing and convenience store locations nationwide, as well as through APS's network of agents. APS has the option (a call option) to purchase the remaining 49% of CCI beginning in May 2004, at a price to be determined by a formula based on future sales and earnings performance. The other owners of CCI have the option (a put option) to require APS to purchase such remaining 49%, beginning in May 2004, or earlier if certain change of control events or management changes occur. The put and call options together provide a synthetic forward option for the purchase of the remaining 49% of CCI by APS. For more information regarding this commitment, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - 'Capital Expenditure Program' and 'Liquidity and Capital Resources - Contractual and Contingent Obligations'." In June 2002, APS launched a new technology, point of sale activation (POSA), to provide agents with the capability of real-time processing of prepaid telephone transactions for CCI and other distributors and to eliminate the need for agents to carry activated prepaid telecommunication inventory.

                                 XCELECOM, INC.

Xcelecom and its subsidiaries provide general and specialty electrical, mechanical and voice-data-video design, construction, systems integration and related services (collectively, specialty contracting) in regional markets of the Eastern United States. The Xcelecom subsidiaries include Allan Electric Co., Inc., Brite-Way Electrical Contractors, Inc., JBL Electric, Inc. and The Datastore, Incorporated, all in New Jersey, Orlando Diefenderfer Electrical Contractors, Inc., in Pennsylvania, 4Front Systems, Inc., in North Carolina, J.
E. Richards, Inc. and Richards Electric, Inc., in Maryland, Terry's Electric, Inc., in Florida, and Johnson Electric Co., Inc., M. J. Daly & Sons, Inc., McPhee Electric Ltd., LLC and McPhee Utility Power and Signal, Ltd., all in Connecticut. Xcelecom also owns and operates two heating and cooling energy centers, through its Thermal Energies, Inc. subsidiary, providing service to two of New Haven, Connecticut's largest office and government complexes.

                        UNITED CAPITAL INVESTMENTS, INC.

UCI was established to make minority ownership interest investments, and its investments include:

CROSS-SOUND CABLE COMPANY, LLC (CROSS-SOUND) - UCI has a 25% interest in Cross-Sound, which owns and proposes to operate a 330-megawatt transmission line (cable) connecting Connecticut and Long Island under Long Island Sound. TransEnergieUS Ltd., the project developer and majority owner, is a Delaware corporation and a subsidiary of TransEnergie HQ Inc., the transmission affiliate of Hydro-Quebec (HQ). Cross-Sound has a twenty-year contract with the Long Island Power Authority for the entire capacity of the transmission line.

The cable has been installed; however, the cable is not yet in operation pending the resolution of permit issues. See PART II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Major Influences on Financial Condition."

ZERO STAGE CAPITAL - UCI has invested $3.2 million in Zero Stage VI, a Small Business Investment Company (SBIC) fund targeting the Northeast. UCI has also funded $3 million of a $4 million commitment to Zero Stage VII, a national technology venture capital fund. UCI expects to invest the final $1 million in Zero Stage VII in 2003. Along with the opportunity to earn returns, UIL Holdings views these funds as a means of promoting local economic development. These funds have made no distributions to date. Due to the type of investments and market conditions, the value of these funds has decreased substantially over the past two years.

IRONBRIDGE MEZZANINE FUND - In 2001, UCI committed $1 million to Ironbridge Mezzanine Fund, of which it has funded $0.3 million as of December 31, 2002. UCI expects to fund the remaining capital commitment over the next several years. Ironbridge is a regional SBIC fund committed to investing a portion of its capital in women-and-minority-owned businesses and businesses located in low and moderate income areas.

SOUWESTCON PROPERTIES, INC. (SPI) - SPI owns a parcel of land in North Haven, Connecticut that is under contract for sale for $0.8 million. An impairment loss of $0.4 million was expensed in 2002 to adjust the book value of this property to reflect the sales price.

BILL MATRIX - UCI has a $1 million investment in Bill Matrix, a provider of a bill payment by phone service. APS has a joint marketing agreement with this company.

UCI has no current plans to make additional minority ownership interest investments.

                         UNITED BRIDGEPORT ENERGY, INC.

UBE holds a 33 1/3% ownership interest, as a minority investor, in Bridgeport Energy LLC (BE), the owner of a gas-fired 520 MW merchant wholesale electric generating facility located in Bridgeport, Connecticut. BE is co-owned and the facility is operated by an affiliate of Duke Energy. BE began commercial operation in 1999 and sells energy and generation capacity into the wholesale market. The plant has an agreement through August 2018 with Duke Energy Trading and Marketing (DETM) that gives DETM the right to deliver natural gas to the facility and market all the electricity generated by the facility. DETM reimburses BE under a formula based on the difference between gas costs and electric prices. As of December 31, 2002, UBE's investment in BE has a carrying value of $83.7 million.

                                    FINANCING

See PART II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," regarding UIL Holdings' capital requirements and resources and its financings and financial commitments.

                                    EMPLOYEES

As of December 31, 2002, UIL Holdings and its subsidiaries had a total of 2,890 employees, consisting of 27 in UIL Holdings, 808 in UI and 2,055 in URI and its subsidiaries. Of the 808 UI employees, 350 were members of a union. Following a work stoppage by UI's unionized employees from May 16, 2002 to June 9, 2002, UI and the union entered into a three-year agreement. Of the 2,055 employees of URI and its subsidiaries, 243 were employed by APS, 1,810 by Xcelecom and its subsidiaries, and 2 by UCI. Certain of Xcelecom's subsidiaries have collective bargaining agreements that cover, in the aggregate, approximately 926 employees. Substantially all of these collective bargaining agreements contain "no-strike" clauses. Xcelecom has not experienced any significant strikes or work stoppages and believes its relations with employees covered by collective bargaining agreements are good.

ITEM 2.  PROPERTIES.

                         THE UNITED ILLUMINATING COMPANY

                       TRANSMISSION AND DISTRIBUTION PLANT

The transmission lines of UI consist of approximately 102 circuit miles of overhead lines and approximately 17 circuit miles of underground lines, all operated at 345 KV or 115 KV and located within or immediately adjacent to the territory served by UI. These transmission lines are part of the New England transmission grid. A major portion of UI's transmission lines is constructed on railroad right-of-way pursuant to two Transmission Line Agreements. One of the agreements expired in May 2000. UI is currently negotiating a new agreement. Until negotiations are complete, the parties have agreed to adhere to the terms of the expired agreement and to put any new agreement into effect retroactively. The other agreement will expire in May 2040.

UI owns and operates 25 bulk electric supply substations with a capacity of 1,784,170 KVA, and 27 distribution substations with a capacity of 132,270 KVA. UI has 3,233 pole-line miles of overhead distribution lines and 130 conduit-bank miles of underground distribution lines.

See PART II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Expenditure Program" concerning the estimated cost of additions to UI's transmission and distribution facilities.

                      ADMINISTRATIVE AND SERVICE FACILITIES

UI occupies several facilities within its service territory for administrative and operational purposes. They include Connecticut Financial Center located at 157 Church Street, New Haven, Connecticut, Electric System Work Center located at 810 Bridgeport Avenue, Shelton, Connecticut, East Shore located at 1 Waterfront Street, New Haven, Connecticut, and Electric System North Haven Work Center located at 15 Middletown Avenue, North Haven, Connecticut.

                            ENVIRONMENTAL REGULATION

The National Environmental Policy Act requires that detailed statements of the environmental effect of UI's facilities be prepared in connection with the issuance of various federal permits and licenses. Federal agencies are required by that Act to make an independent environmental evaluation of the facilities as part of their actions during proceedings with respect to these permits and licenses.

Under the federal Toxic Substances Control Act (TSCA), the Environmental Protection Agency (EPA) has issued regulations that control the use and disposal of polychlorinated biphenyls (PCBs). PCBs had been widely used as insulating fluids in many electric utility transformers and capacitors manufactured before TSCA prohibited any further manufacture of such PCB equipment. Fluids with a concentration of PCBs higher than 500 parts per million and materials (such as electrical capacitors) that contain such fluids must be disposed of through burning in high temperature incinerators approved by the EPA. Presently, no transformers having fluids with levels of PCBs higher than 500 parts per million are known by UI to remain in service in its system.

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

In the past, UI has disposed of residues from operations at landfills, as most other industries have done. In recent years it has been determined that such disposal practices, under certain circumstances, can cause groundwater contamination. Although UI has no knowledge of the existence of any such contamination, if UI or regulatory agencies determine that remedial actions must be taken in relation to past disposal practices, UI may experience substantial costs prior to seeking regulatory recovery.

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

See PART II, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (J), Commitments and Contingencies - Site Decontamination, Demolition and Remediation Costs" regarding these issues.

                             UNITED RESOURCES, INC.

APS currently leases office space in Hamden, Connecticut, which is the site of its corporate headquarters and also the corporate headquarters for its subsidiary CSI. APS and CSI will move into office space in Wallingford, Connecticut on or about May 1, 2003. APS's other subsidiary, CCI, leases office space in Chicago, Illinois.

Xcelecom leases office space in Hamden, Connecticut, which is the site of its corporate headquarters. Xcelecom's operating subsidiaries own or lease real property, buildings and equipment in Connecticut, Florida, Maryland, New Jersey, North Carolina and Pennsylvania necessary for the management and operation of their general and specialty electrical, mechanical and voice-data-video design, construction, systems integration and related services.

ITEM 3.  LEGAL PROCEEDINGS.

While neither UIL Holdings nor any of its subsidiaries is a party, UCI's 25% interest in Cross-Sound will be affected by the outcome of pending legal proceedings concerning the licensing of Cross-Sound's transmission line connecting Connecticut and Long Island. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Major Influences on Financial Condition."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2002.

                               EXECUTIVE OFFICERS

The names and ages of all executive officers of UIL Holdings and all such persons chosen to become executive officers, all positions and offices with UIL Holdings held by each such person, and the period during which he or she has served as an officer in the office indicated, are as follows:

NAME                   AGE* POSITION                            EFFECTIVE DATE
----                   ---  --------                            --------------
Nathaniel D. Woodson   61   Chairman of the Board of            March 22, 1999
                            Directors, President and
                            Chief Executive Officer
Louis J. Paglia        45   Executive Vice President and        July 1, 2002
                            Chief Financial Officer
Susan E. Allen         43   Vice President Investor Relations,  August 28, 2000
                            Corporate Secretary and
                            Assistant Treasurer
Charles J. Pepe        54   Treasurer and Assistant Secretary   August 28, 2000

-----------------------
*As of December 31, 2002

There is no family relationship between any director, executive officer, or person nominated or chosen to become a director or executive officer of UIL Holdings. All executive officers of UIL Holdings hold office at the pleasure of UIL Holdings' Board of Directors. All of the above executive officers have entered into employment agreements.

There is no arrangement or understanding between any executive officer of UIL Holdings and any other person pursuant to which such officer was selected as an officer.

A brief account of the business experience during the past five years of each executive officer of UIL Holdings is as follows:

NATHANIEL D. WOODSON. Mr. Woodson served as President of The United Illuminating Company during the period February 23, 1998 to May 19, 1998; President and Chief Executive Officer during the period May 20, 1998 to December 30, 1998; and Chairman of the Board of Directors, President and Chief Executive Officer of The United Illuminating Company during the period December 31, 1998 to January 31, 2001. He has served as Chairman of the Board of Directors and Chief Executive Officer of The United Illuminating Company since February 1, 2001 and Chairman of the Board of Directors, President and Chief Executive Officer of UIL Holdings Corporation since its inception on March 22, 1999.

LOUIS J. PAGLIA. Mr. Paglia served as Senior Vice President and Treasurer of TIG Holdings, Inc. during the period January 1, 1998 to June 1998, and Executive Vice President, Chief Financial Officer and Treasurer during the period June 1998 to 1999. He served as Executive Vice President and Chief Financial Officer of ECredit.com, Inc. from 1999 to 2001. Mr. Paglia joined UIL Holdings Corporation in April 2002 and has served as Executive Vice President and Chief Financial Officer since July 1, 2002.

SUSAN E. ALLEN. Ms. Allen served as Manager of Financing and Corporate Secretary Administration of The United Illuminating Company during the period January 1, 1998 to June 30, 1999 and Director Finance and Corporate Secretary Administration of The United Illuminating Company from July 1, 1999 to June 25, 2000. She has served as Vice President Investor Relations, Corporate Secretary and Assistant Treasurer of The United Illuminating Company since June 26, 2000 and of UIL Holdings Corporation since August 28, 2000.

CHARLES J. PEPE. Mr. Pepe served as Assistant Treasurer and Assistant Secretary of The United Illuminating Company during the period January 1, 1998 to June 25, 2000. He has served as Treasurer and Assistant Secretary of The United Illuminating Company since June 26, 2000 and of UIL Holdings Corporation since August 28, 2000.

                                     PART II

ITEM 5.  MARKET FOR UIL HOLDINGS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

UIL Holdings' Common Stock is traded on the New York Stock Exchange, where the high and low closing sale prices during 2002 and 2001 were as follows:

                        2002 SALE PRICE    2001 SALE PRICE
                        ---------------    ---------------
                         HIGH     LOW       HIGH     LOW
                         ----     ---       ----     ---

     First Quarter      $58.10  $51.65     $51.23  $44.25
     Second Quarter      58.53   52.75      50.29   45.65
     Third Quarter       56.35   35.35      49.47   45.70
     Fourth Quarter      35.50   29.06      52.42   47.27

Quarterly dividends on the Common Stock have been paid since 1900. The quarterly dividends declared in 2002 were at a rate of 72 cents per share.

As of December 31, 2002, there were 11,195 Common Stock shareowners of record.

                     EQUITY COMPENSATION PLAN INFORMATION

                                                                 NUMBER OF SECURITIES
                                                                REMAINING AVAILABLE FOR
                   NUMBER OF SECURITIES TO  WEIGHTED AVERAGE     FUTURE ISSUANCE UNDER
                   BE ISSUED UPON EXERCISE  EXERCISE PRICE OF   EQUITY COMPENSATION PLANS
                   OF OUTSTANDING OPTIONS, OUTSTANDING OPTIONS,  (EXCLUDING SECURITIES
                    WARRANTS AND RIGHTS    WARRANTS AND RIGHTS   REFLECTED IN COLUMN (A))
PLAN CATEGORY              (A)                    (B)                     (C)
-----------------------------------------------------------------------------------------
Equity Compensation
Plans Approved by
Security Holders           586,454              $49.77                   572,811

Equity Compensation
Plans Not Approved
by Security Holders         None                   -                      -

Total                      586,454              $49.77                   572,811


ITEM 6. SELECTED FINANCIAL DATA
                                                                       2002        2001        2000        1999             1998
====================================================================================================================================
FINANCIAL RESULTS OF OPERATION ($000'S)
Sales of electricity
  Utility
    Retail
        Residential                                                $  281,307    $ 266,585  $ 252,730   $ 271,605        $ 262,974
        Commercial                                                    256,077      254,842    242,075     256,246          254,765
        Industrial                                                     91,129       95,250     96,955     100,437          102,201
        Other                                                          10,512       10,501     10,587      11,308           11,667
                                                                    ----------  ----------- ---------- -----------       ----------
    Total Retail                                                      639,025      627,178    602,347     639,596          631,607
    Wholesale                                                          58,249       61,570     67,990      24,334           44,948
    Other operating revenues                                           30,259       26,070     34,354      16,045            9,636
Non-utility businesses                                                403,489      371,028    176,164      70,755           61,900
                                                                   -----------  ----------- ---------- -----------       ----------
    Total operating revenues                                        1,131,022    1,085,846    880,855     750,730          748,091
                                                                   -----------  ----------- ---------- -----------       ----------
Operating income                                                      121,326      144,705    149,946     156,595          149,103
                                                                   -----------  ----------- ---------- -----------       ----------
Net income                                                             43,947       59,363     60,757      52,224           45,072
Premium (Discount) on preferred stock redemption                            -            -          -          53              (21)
Preferred and preference stock dividends                                    -            -          -          66              201
                                                                   -----------  ----------- ---------- -----------       ----------
Income applicable to common stock                                    $ 43,947     $ 59,363   $ 60,757    $ 52,105         $ 44,892
====================================================================================================================================
FINANCIAL CONDITION AND CASH FLOW ($000'S)
Property, Plant and Equipment in service - net                     $  467,671    $ 493,342  $ 495,850   $ 482,836 (1)  $ 1,181,053
Deferred charges and regulatory assets                                829,443      846,969    898,605     924,772 (1)      371,674
Total Assets                                                        1,780,811    1,863,931  1,868,554   1,798,210        1,941,160
Current portion of long-term debt                                     100,000      100,000          -      25,000           66,202
Net long-term debt excluding current portion                          395,432      498,557    522,221     518,228          664,510
Preferred stock & company-obligated mandatorily redeemable
  securities of subsidiaries holding solely parent debentures               -            -          -      50,000           54,299
Net common stock equity                                               482,352      499,995    479,045     458,298          445,507
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities, less dividends ($000's)   $ 91,401     $ 85,533   $ 60,842    $ 57,907         $ 71,566
Capital expenditures, excluding AFUDC                                $ 57,305     $ 47,370   $ 54,191    $ 34,772         $ 38,040
====================================================================================================================================
COMMON STOCK DATA
 Average number of shares outstanding - basic (000's)                  14,239       14,097     14,073      14,052           14,018
 Number of shares outstanding at year-end (000's)                      14,272       14,116     14,077      14,063           14,035
 Earnings per share  - basic                                            $3.09        $4.21      $4.32       $3.71            $3.20
 Earnings per share  - diluted                                          $3.08        $4.19      $4.31       $3.71            $3.20
 Book value per share                                                  $33.80       $35.42     $34.03      $32.59           $31.74
 Dividends declared per share                                           $2.88        $2.88      $2.88       $2.88            $2.88
 Market Price:
    High                                                               $58.53       $52.42     $55.13      $53.19           $53.75
    Low                                                                $29.06       $44.25     $38.13      $39.31           $42.63
    Year-end                                                           $34.87       $51.30     $49.75      $51.38           $51.50
====================================================================================================================================
OTHER FINANCIAL AND STATISTICAL DATA (UTILITY ONLY) (UNAUDITED)
Sales by class (millions of kWh's)
      Residential                                                       2,247        2,120      2,057       2,054            1,925
      Commercial                                                        2,466        2,476      2,403       2,388            2,324
      Industrial                                                        1,022        1,082      1,146       1,162            1,155
      Other                                                                46           46         48          48               48
                                                                   -----------  ----------- ---------- -----------       ----------
        Total                                                           5,781        5,724      5,654       5,652            5,452
                                                                   -----------  ----------- ---------- -----------       ----------
Number of retail customers by class (average)
      Residential                                                     287,632      286,331    284,955     282,986          281,591
      Commercial                                                       29,757       29,889     29,776      29,757           29,468
      Industrial                                                        1,630        1,707      1,725       1,746            1,752
      Other                                                             1,267        1,250      1,207       1,185            1,172
                                                                   -----------  ----------- ---------- -----------       ----------
        Total                                                         320,286      319,177    317,663     315,674          313,983
                                                                   -----------  ----------- ---------- -----------       ----------
Average price per kilowatt hour by class (cents)
      Residential                                                       12.52        12.57      12.29       13.22            13.66
      Commercial                                                        10.39        10.29      10.07       10.73            10.96
      Industrial                                                         8.92         8.80       8.46        8.64             8.85
Revenues - retail sales per kWh                                         11.05        10.96      10.65       11.31            11.58
====================================================================================================================================

  (1) Reflects reclassification of $518.3 million of nuclear assets from plant in-service to regulatory asset.

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

                              OVERVIEW AND STRATEGY

UIL Holdings Corporation (UIL Holdings) is the parent holding company for The United Illuminating Company (UI) and United Resources, Inc. (URI). UIL Holdings is an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935. In connection with the restructuring in Connecticut of the regulated electric utility industry, UI was required to divest its ownership interests in generation facilities. As explained below, UI's earnings are also expected to decline as recovery of stranded costs is completed. In the next several years, despite a gradual decline, UI is expected to provide the majority of UIL Holdings' earnings and cash flow. UIL Holdings' strategy has been to invest in non-utility businesses that could generate earnings to replace an anticipated decline in the earnings of UI resulting from the divestiture of its generation assets. As of December 31, 2002, UIL Holdings has invested $269 million in URI. URI serves as the parent company for UIL Holdings' four non-utility businesses, each of which is wholly-owned. URI's four subsidiaries are American Payment Systems, Inc. (APS), Xcelecom, Inc. (Xcelecom), United Capital Investments, Inc. (UCI), and United Bridgeport Energy, Inc. (UBE).

UI is a regulated operating electric public utility established in 1899. It is engaged principally in the purchase, transmission, distribution and sale of electricity for residential, commercial and industrial purposes in a service area of about 335 square miles in the southwestern part of the State of Connecticut. The service area is mature, with modest growth both in the number of customers and use of electricity. Situated in the service area, which is primarily urban and suburban, are retail trade and service centers, as well as large and small industries producing a wide variety of products, including helicopters and other transportation equipment, electrical equipment, chemicals and pharmaceuticals. Of UI's 2002 retail electric revenues, approximately 44% were derived from residential sales, 40% from commercial sales, 14% from industrial sales and 2% from other sales.

Over the next five years UI will significantly increase capital spending for transmission projects. This is driven primarily by the need to provide additional transmission capacity in Southwest Connecticut, which is one of the most congested, or transmission constrained, areas in the United States. These projects will enhance network reliability and provide for future growth and the resultant demand on the electric infrastructure in Southwest Connecticut. Transmission projects are subject to various legal and regulatory approvals, which have not yet been obtained and which could affect the scope, timing and cost of the projects.

On January 15, 2003, the Federal Energy Regulatory Commission (FERC) issued a Notice of Proposed Rulemaking that, if adopted, will provide for incentive rates of return on certain transmission projects. This proposal is intended to encourage investment in transmission infrastructure and enhance the interoperability of the electric grid across large regions. UI is evaluating the opportunity for enhancing its overall return by participating in the transmission projects in Southwest Connecticut described above, as well as possible participation in the formation and operation of a New England Regional Transmission Organization.

APS provides a variety of financial products and services throughout the United States through its network of approximately 10,000 retailers (agents) in locations in grocery stores, pharmacies, banks and check-cashing stores in

47 states. APS's products and services are targeted at persons who do not have banking relationships, or are infrequent users of non-cash methods of payment. These products and services include: (1) walk-in bill payments; (2) prepaid telephony products; and (3) prepaid stored value cards.

APS's principal objective is to be a leading provider of financial products and services to cash payment consumers in the United States. Its business strategies to achieve this objective are to (1) establish contracts with new billers; (2) continue to expand its agent network; (3) increase non-contracted bill payments;
(4) further develop and cross-sell new products, services and technologies including prepaid stored value cards, prepaid telephony products and point of sale activation; and (5) improve operational efficiencies.

Xcelecom and its subsidiaries provide general and specialty electrical, mechanical and voice-data-video design, construction, systems integration and related services (collectively, specialty contracting) in regional markets of the Eastern United States. Xcelecom also owns and operates two heating and cooling energy centers, through its Thermal Energies, Inc. subsidiary, that provide service to two of New Haven, Connecticut's largest office and government complexes. All of Xcelecom's subsidiaries, except Thermal Energies, Inc., have been obtained through acquisitions.

Xcelecom's principal objective is to be a leader in each of its local and regional markets. Its business strategy to achieve this objective is to provide a wide spectrum of specialty contracting services in each local market within its regional markets through its network of subsidiaries, diversifying revenue across business lines, geography, service type, contract type and client base. Xcelecom provides design, construction, operations and maintenance services for the electrical, fire protection, structured cabling and voice-data-video network system integration needs of its clients in the financial, pharmaceutical, education, biomedical, industrial and entertainment industries in regional markets located, primarily, along the Interstate-95 corridor from Boston to Florida. Most of Xcelecom's workforce is unionized and each of its subsidiaries is managed locally; however, Xcelecom provides cost-effective bonding, procurement and insurance for its subsidiaries. In addition, Xcelecom utilizes a number of financial, operational, development and integration initiatives across its network of subsidiaries to achieve more desirable results, including best practices for safety and risk management, project management and estimation, information systems, cross-sales development and cash management and banking.

Over the last several years, Xcelecom has expanded its business by pursuing an aggressive acquisition program. Due to the effects of the economic downturn on Xcelecom's business, in addition to the lack of available and potentially desirable acquisitions, Xcelecom plans to slow the pace of its acquisition program. This may result in Xcelecom not completing any acquisitions in 2003.

UCI has a 25% interest in Cross-Sound Cable Company, LLC (Cross-Sound), which owns and proposes to operate a 330-megawatt transmission line connecting Connecticut and Long Island under Long Island Sound. TransEnergieUS Ltd., the project developer and majority owner, is a Delaware corporation and a subsidiary of TransEnergie HQ Inc., the transmission affiliate of Hydro-Quebec (HQ).

UCI also has minority ownership interest investments in two Small Business Investment Company (SBIC) venture capital funds and a SBIC fund that invests a portion of its capital in women-and-minority owned small businesses and businesses located in low and moderate income areas. A UCI subsidiary owns a parcel of land in North Haven, Connecticut that is under a contract for sale.

UBE holds a 331/3% ownership interest, as a minority investor, in Bridgeport Energy LLC (BE), the owner of a gas-fired 520 MW merchant wholesale electric generating facility located in Bridgeport, Connecticut. BE is co-owned and the facility is operated by an affiliate of Duke Energy. The facility began commercial operation in 1999 and sells energy and generation capacity into the wholesale market.

                     MAJOR INFLUENCES ON FINANCIAL CONDITION

                            UIL HOLDINGS CORPORATION

UIL Holdings' financial condition and financing capability will be dependent on many factors, including the level of income and cash flow of UIL Holdings' subsidiaries, conditions in the securities markets, economic conditions, interest rates, legislative and regulatory developments and regulations and the ability to retain key personnel.

The loss of key personnel or the inability to hire and retain qualified employees could have an adverse effect on the business, financial condition and results of operations for UIL Holdings' operating subsidiaries: UI, Xcelecom and APS. These operations depend on the continued efforts of its current and future executive officers, senior management and management personnel. Xcelecom has acquired a number of companies in the past. The success of these acquisitions is dependent on the continued involvement of the operating management of these entities. UIL Holdings cannot guarantee that any member of management at the corporate or subsidiary level will continue to serve in any capacity for any particular period of time. If UIL Holdings were to lose a number of key personnel, its operations could be adversely affected.

                         THE UNITED ILLUMINATING COMPANY

UI is an electric transmission and distribution utility, whose rates and allowed return on equity are regulated by the FERC and the Connecticut Department of Public Utility Control (DPUC). The primary factors affecting the financial results of UI are sales volume and ability to control expenses. The two primary factors that affect electric utility sales volume are economic conditions and weather. The major expense components are (1) purchased power; (2) amortization of stranded costs; (3) wages and benefits; (4) depreciation; and (5) interest.

In November 2001, as directed by the DPUC, UI filed a retail customer rate case application and supporting schedules and pre-filed testimony with the DPUC (Rate
Case). The DPUC issued a final decision in the Rate Case proceeding that became effective on September 26, 2002. The decision provides for a $30.9 million reduction in UI's annual revenue requirements, including (1) a $20.3 million reduction to UI's customer rates, (2) $2.0 million to be applied annually for additional funding of conservation programs, (3) $8.3 million to be applied annually to reduce stranded costs, and (4) $0.3 million to be applied to a combination of uncollectibles, taxes and rate base changes. Customer rates were reduced by 3.0% overall. The final Rate Case decision establishes rates on the basis of an authorized return on equity of 10.45%, excluding UI's investment in transmission facilities. Earnings above the authorized return are to be shared 50% to customers and 50% to retained earnings, with the customers' share divided equally between bill reductions and an accelerated amortization of stranded costs. The Rate Case decision did not adopt or impose a multi-year rate plan. The Rate Case decision recognizes that the revenue requirements determination for transmission investment, including the applicable return on equity, is within the jurisdiction of the FERC. UI's authorized return on equity for transmission investment is 10.75%.

Following a work stoppage by UI's unionized employees from May 16, 2002 to June 9, 2002, UI and the Union entered into a three-year contract that provides for average annual wage increases of 4.8%. In addition to wage and salary increases, the cost of health care and pension benefits have increased and are expected to continue to increase in the future.

On November 27, 2002, UI filed with the DPUC a request that the DPUC reopen the Rate Case decision to adjust UI's revenue requirements for increased pension and postretirement benefits expenses in 2003 in excess of the amount approved in the Rate Case. Pension and postretirement benefits expenses are expected to increase dramatically above levels approved in the Rate Case decision due to poor equity market performance and the current historically low level of interest rates, both of which have increased UI's pension and postretirement benefits expenses. On January 22, 2003, the DPUC reopened the Rate Case proceeding for the limited purpose of determining whether there are changed conditions sufficient to warrant consideration of UI's revenue requirements for pension and postretirement benefits expenses in 2003. In February 2003, UI updated the estimate of its 2003 expense for these benefits to true-up asset values and certain census data for the 2002 plan year and to reflect updated assumptions. As a result, the adjustment to revenue requirements sought by UI has increased to $15.5 million. The DPUC has submitted interrogatories relating to the reopened docket and held a technical meeting on February 27, 2003. If the DPUC determines not to address the additional revenue requirements associated with the pension and postretirement benefits expenses, UI intends to initiate a new rate case proceeding as soon as practicable. Absent any other actions, the additional pension and postretirement benefits expenses will prevent UI from earning its authorized 10.45% rate of return on equity in 2003.

In April 1998, the Connecticut legislature enacted Public Act 98-28 (the Restructuring Act), a statute designed to restructure the regulated electric utility industry. Under the Restructuring Act, all Connecticut electricity customers are able to choose their electricity suppliers. Through December 31, 2003, UI is required to offer retail service to its customers under a regulated "standard offer" rate to each customer who does not choose an alternate electricity supplier, even though UI is no longer in the business of power generation. UI is also required under the Restructuring Act to provide back-up power supply service to customers whose alternate electricity supplier fails to provide power supply services for reasons other than the customers' failure to pay for such services. On December 28, 2001, UI entered into an agreement with Virginia Electric and Power Company (VEPCO) for the supply of all of UI's standard offer generation service needs from January 1, 2002 through December 31, 2003, and for the supply of all of UI's generation service requirements for special contract customers through 2008. As a result of the implementation of standard market design in New England in 2003, the price of generation in transmission-constrained areas may increase. Until December 31, 2003, such costs are included in the contractual price paid by UI under its contract with VEPCO. The Connecticut General Assembly, in its session that began in January 2003, is considering whether to extend the standard offer beyond 2003 and, if so, under what terms, and is also considering whether to make other changes to the 1998 restructuring legislation. If standard offer requirements are extended, UI would attempt to enter into a long-term power supply agreement similar to the current agreement, consistent with statutory requirements that are expected to be determined by mid-2003.

UI's agreement with VEPCO for standard offer generation service replaces an earlier wholesale power agreement and other related agreements with Enron Power Marketing, Inc. (EPMI), originally intended to supply all of the power needed to meet UI's standard offer obligations until the end of the standard offer period (the Agreements). Following EPMI's bankruptcy filing on December 2, 2001, UI terminated the Agreements in accordance with their terms, effective January 1, 2002, in reliance upon provisions of the Bankruptcy Code that permit termination of such contracts. The Agreements permitted UI to calculate its gains and losses resulting from the termination, and globally to net these gains and losses against one another, and against any other amounts that UI owed to EPMI under the Agreements, to arrive at a single sum. EPMI, however, commenced on January 31, 2003 an adversary proceeding against UI and UIL Holdings in the EPMI bankruptcy, ENRON POWER MARKETING, INC. V. THE UNITED ILLUMINATING COMPANY, ET AL., ADVERSARY PROCEEDING NO. 03-02065 (Bankr. S.D.N.Y.). UIL Holdings was sued as the guarantor of UI's financial obligations under the Agreements. EPMI contends that UI was not entitled to offset, against any losses UI suffered from the termination of the Agreements, any amounts owing to EPMI for power delivered to UI after the date EPMI filed for bankruptcy. The amount of the allegedly improper setoff that EPMI seeks to recover in the adversary proceeding is approximately $8.2 million, plus interest and attorneys' fees. In the event that UI is determined to owe EPMI a portion or all of such amount for power delivered after EPMI filed for bankruptcy, UI will seek recovery of such amount through the regulatory process.

Under the Restructuring Act, UI is allowed to collect a competitive transition assessment (CTA) to recover costs that have been reasonably incurred, or will be incurred to meet its public service obligations, and that will likely not otherwise be recoverable in a competitive generation and supply market. These costs include above-market long-term purchased power contract obligations, regulatory asset recovery and above-market investments in power plants (so-called stranded costs). A significant amount of UI's earnings are generated by the allowed return on the equity portion of the CTA rate base. The CTA rate base earns exactly that return, no more and no less, by adjustments made to amortization expense in each period. A significant portion of UI's cash flow from operations is also generated from those earnings and from the recovery of the CTA rate base. CTA rate base has declined from year to year for a number of reasons including: amortization of CTA rate base components, the sale of the nuclear units, and any adjustments made through the annual DPUC true-up process. The original rate base component of stranded costs, as of January 1, 2000, was $433 million. It has since declined to $413 million at year-end 2000, $373 million in 2001, and $309 million at year-end 2002. Of the $64 million decrease from 2001 to 2002, approximately $43 million was due to the sale of UI's interests in Seabrook Station. The 2002 result is subject to

DPUC review during 2003 and may be adjusted in accordance with that review. From 2003 on, CTA rate base will likely decline at an accelerating rate due to increasing levels of amortization. UI's CTA earnings will decrease while, based on UI's current projections, cash flow will remain fairly constant until stranded costs are fully amortized by 2010.

In order to maintain and improve its transmission and distribution system and to provide quality customer service, UI is required to spend a significant amount each year on capital projects. A large portion of the funds required for capital projects is provided internally through the recovery of depreciation and from amortization of stranded costs. The remainder must be financed externally. For more information, see "Capital Expenditure Program" and "Liquidity and Capital Resources."

                         AMERICAN PAYMENT SYSTEMS, INC.

The three primary risk factors affecting the financial results of APS and its subsidiaries are (1) the ability to recruit and retain agents, (2) the ability to manage and control agent fraud to ensure that the agents are depositing the funds collected from the consumers in a timely fashion and (3) the maintenance of internal control systems and procedures to account for the movement of significant amounts of cash from the agents to APS and on to the biller, on whose behalf the funds are collected. An additional risk factor is the recoverability and potential for impairment of goodwill.

APS has a formal program in place to recruit and train agents. The two key elements of APS's agent retention program are: (1) offering multiple products (i.e. walk-in bill payments, prepaid stored value cards, prepaid telephony products) increases the agents' commission income, and (2) providing efficient and reliable technology to interface with APS on transaction processing.

Upon acceptance of bill payments by its agents, APS guarantees the payments to the billers. Accordingly, APS is at risk for the amount of the payments until it collects such amounts from its agents. APS receives daily reports from agents with respect to cash collected and deposited into APS-owned and agent-owned bank accounts (field accounts). Cash is swept from the field accounts to APS's concentration account on a daily basis and a substantial portion of the high dollar volume accounts are reconciled on a daily basis. Any variation between cash receipts and amounts deposited in the field accounts are investigated by APS on a daily basis. APS self-insures its agent fraud risk.

APS's ability to make accurate banking transactions is critical to conducting its business and eliminating risk. APS reviews its internal control systems and procedures to make continual improvements in those systems and procedures to ensure that these controls are maintained in an effective manner. Advances in technology are investigated and implemented to the extent that they will improve the existing internal control systems and procedures.

APS intends to reduce banking fees by reducing the number of bank accounts it maintains and, instead, requiring agents to deposit payments into their own bank accounts. Agents who maintain their own bank accounts are contractually obligated to hold the collected funds in trust for the benefit of the biller. This strategy will result in a delay of monitoring timely deposits by the agent, which may increase agent fraud risk. The processing of bill payments also requires APS to implement and maintain a rigorously controlled record-keeping system, which is dependent on the employment of a reliable and secure information technology system. APS is subject to numerous state and federal banking regulations and is required in states where it conducts business to have and maintain money transmitter licenses. Other factors affecting the financial results of APS and its subsidiaries are the pace of technological changes, competition, compliance with federal and state money transmission laws, and attracting and retaining management expertise.

APS's subsidiaries include APS Card Services, Inc. (CSI), which is 100% owned, and CellCards of Illinois, LLC (CCI), which is currently 51% owned. CSI has been organized by APS to market a prepaid stored value card to consumers through the APS agent network. CCI, in which APS acquired its ownership interest in April 2001, sells prepaid long distance telephone service, prepaid telephone calling cards and prepaid wireless telephone service in check cashing and convenience store locations nationwide, as well as through APS's network of agents. APS has the option (a call option) to purchase the remaining 49% of CCI beginning in May 2004, at a price to be determined by a formula based on future sales and earnings performance. The other owners of CCI have the option (a put option) to require APS to purchase such remaining 49%, beginning in May 2004, or earlier if certain change of control events or management changes occur. The put and call options together provide a synthetic forward option for the purchase of the remaining 49% of CCI by APS.

APS acquired point of sale activation (POSA) technology from a vendor. In conjunction with this technology acquisition, APS entered into a Loan and Security Agreement with this vendor. Under this agreement, APS made three loans to the vendor and its affiliates totaling $3.0 million. In the fourth quarter 2002, APS declared the borrower in default of all loans and seized the borrower's accounts receivable, inventory, assignment of contracted arrangements with the borrower's retailer network, and POSA terminals for a value of approximately $1.2 million. APS is negotiating the sale of the collateral seized to CCI, and APS expects to receive a note from CCI as payment. APS expects the sale to be completed by the end of the first quarter 2003. As part of the foreclosure, the remaining outstanding loan balance of $1.8 million was restructured. The Amended and Restated Loan Agreement matures on November 19, 2006. APS has established an appropriate reserve against the remaining loan balance with regard to the collectibility of the loan.

                                 XCELECOM, INC.

The principal factors affecting the financial results of Xcelecom and its subsidiaries are (1) construction spending; (2) competition; (3) fixed-priced contract estimation and bidding; (4) work-related hazards and insurance; (5) attracting and retaining management expertise; and (6) risks related to management of internal growth. Additional risk factors include general economic conditions, the pace of technological changes, recoverability and potential for impairment of goodwill, and collectibility of receivables.

More than half of Xcelecom's business is the installation of electrical, mechanical and integrated network information systems in newly constructed and renovated buildings and plants. Downturns in levels of construction starts can have a material adverse effect on Xcelecom's business, financial condition and results of operations. In addition, Xcelecom's business is subject to seasonal variations in operations and demand that affect the construction business, particularly in new construction. Quarterly results may also be affected by regional economic conditions. Accordingly, Xcelecom's performance in any particular quarter may not be indicative of the results that can be expected for any other quarter or for the entire year.

The specialty contracting construction services business is highly fragmented and competitive. A majority of Xcelecom's revenues are derived from projects requiring competitive bids; however, an invitation to bid is often conditioned upon prior experience, technical capability and financial strength. Xcelecom competes with national, regional and local companies, many of which are small, owner-operated entities that operate in a limited geographic area. Competitive factors in the specialty contracting construction services business include: (1) the availability of qualified and/or licensed personnel; (2) reputation for integrity and quality; (3) safety record; (4) cost structure; (5) relationships with customers; (6) geographic diversity; (7) the ability to control project costs; (8) experience in specialized markets; (9) the ability to obtain surety bonding; (10) adequate working capital; and (11) access to bank credit. The competitive bidding process for new business contracts may also intensify during economic downturns and result in lower potential profit margins and an increased potential for project cost overruns, resulting in losses.

Xcelecom believes that current cash balances and borrowing capacity available under lines of credit, combined with cash expected to be generated from operations, will be sufficient to provide short-term and foreseeable long-term liquidity and meet expected capital expenditure requirements. However, Xcelecom's ability to generate positive cash flow at its historical levels in the future could be adversely impacted by numerous risks, including economic cycles, competition, cost overruns on fixed price projects, and reductions in collections. Such reductions in cash flow, together with the financial and other covenants in Xcelecom's credit facility agreements, could limit its ability to borrow additional funds. Additionally, failing to comply with those covenants could result in an event of default, which, if not cured or waived, could have a material adverse affect on Xcelecom.

Many customers, particularly in connection with new construction, require Xcelecom to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that Xcelecom will perform under the terms of a contract and that it will pay subcontractors and vendors. If Xcelecom fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. Xcelecom must reimburse the surety for any expenses or outlays it incurs. To date, Xcelecom has not had any significant reimbursements to its surety for bond-related costs, and it believes that it is unlikely that it will have to fund claims under its surety arrangements in the foreseeable future.

Xcelecom currently generates, and expects to continue to generate, a large proportion of its revenues under fixed price contracts. Variations from estimated contract costs along with other risks inherent in performing fixed price contracts may result in actual revenue and gross profits for a project differing from those originally estimated and could result in losses on projects. Depending upon the size of a particular project, variations from estimated contract costs can have a significant impact on Xcelecom's operating results for any fiscal quarter or year.

Hazards related to Xcelecom's industry include, but are not limited to, electrocutions, fires, mechanical failures, and transportation accidents. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment, and may result in suspension of operations. Xcelecom's third-party insurance is subject to large deductibles for which reserves are established. Accordingly, Xcelecom self-insures for this exposure. Xcelecom believes its insurance and provisions for self-insurance of deductibles are adequate to cover all losses and liabilities. Losses impacting self-insurance provisions or exceeding insurance limits could impact Xcelecom's operating results.

Historically, a significant amount of Xcelecom's growth has come through acquisitions. From July of 1999 to Xcelecom's last significant acquisition in April of 2002, Xcelecom has made 12 acquisitions. Xcelecom currently does not intend to grow materially through acquisitions in the foreseeable future; however, it will continually evaluate acquisition prospects to complement and expand its existing business platforms. The timing, size or success of any acquisition effort and the associated potential capital commitments cannot be predicted. Each acquisition involves a number of risks. These risks include the diversion of management's attention from existing businesses to integrating the operations and personnel of the acquired business; possible adverse effects on operating results during the integration process; and possible inability to achieve the intended objectives of the combination. If future acquisitions do not perform as expected, Xcelecom may be required to write-off some or all of the value of any goodwill and intangible assets associated with the acquisitions. Financial results may also be impacted depending on the degree of integration of acquisitions, including the ability to achieve synergies over the network of subsidiaries. Xcelecom's revenue growth over the past several years has been generated principally through acquisitions. Without significant acquisition activity, and in the absence of economic improvement in regional markets in which it operates, Xcelecom does not expect any material growth in revenues in 2003.

Xcelecom had a backlog as of December 31, 2002 of approximately $108 million, compared with comparable backlog, including the effects of 2002 acquisitions, of approximately $125 million as of December 31, 2001.

                        UNITED CAPITAL INVESTMENTS, INC.

UCI's investments in the venture funds described at "Overview and Strategy" above were viewed as an opportunity to earn an appropriate return and a means of promoting local economic development. Due to the type of investments and market conditions, the value of the Zero Stage VI fund has decreased substantially in 2002 and 2001. The other two funds have been established more recently and are not yet fully invested. These funds have experienced a smaller decrease in value, principally due to fund management fees and syndication costs.

The Cross-Sound project has been opposed on environmental, safety, and economic concerns by a number of public officials and private groups who have participated actively in governmental permitting proceedings relative to the project. In January 2002, the Connecticut Siting Council (CSC) granted a certificate of environmental compatibility and public need to construct the cable. The Connecticut Attorney General and the City of New Haven appealed the CSC's decision to the Connecticut Superior Court. In August 2002, the Superior Court upheld the CSC's decision, and the Connecticut Attorney General has appealed the Superior Court's decision. That appeal has been briefed and is pending at the Connecticut Supreme Court. UCI management believes that the CSC decision will be upheld on appeal, although there can be no assurance that it will.

The project received all necessary permits prior to the cable being installed in the spring of 2002. After installation, it was determined that several sections of the cable in New Haven Harbor do not currently meet the burial depths required by the permits. The authorized depth was not achieved due to the obstruction of rock ledge, sediment and other more movable types of obstruction, such as tree stumps and metal plate debris. The Department of Environmental Protection (DEP) and United States Army Corp of Engineers have raised no environmental or navigational concerns related to operation of the cable as currently buried; however, the DEP has indicated that the permit depth must be reached before commercial operation can begin. Cross-Sound is developing proposals for achieving the required burial depth. However, the DEP could determine that a new permitting process is required for some or all of the work. Moreover, a Connecticut legislative moratorium on installing new gas and utility lines across Long Island Sound, which is in effect until June 2003, could impact the permitting process. There is discussion in the Connecticut legislature on extending this moratorium. Work in New Haven Harbor is prohibited from mid-January through March and from June through September, due to concerns related to fish and shellfish.

In January 2003, Cross-Sound sought to modify its DEP permit. The requested modifications would change the burial depth requirement to provide that current burial is acceptable and would allow operation of the cable while Cross-Sound works to meet the permit depth requirements. The DEP refused to consider the request, citing the legislative moratorium. Cross-Sound then filed in Connecticut Superior Court a request that the court issue an order requiring the DEP to consider the request for permit modification without regard to the moratorium, which Cross-Sound asserts does not apply to the Cross-Sound request. The Superior Court heard argument in February 2003, and a decision is expected by the end of the first quarter 2003.

As of December 31, 2002, UCI's 25% share of the actual project cost for the Cross-Sound cable was $31.1 million. UCI provided a guarantee to Hydro-Quebec for UCI's participating share of the construction costs, and UIL Holdings provided a separate guarantee of UCI's obligation. The bulk of the project costs had been financed through the constructor of the project. As of December 31, 2002, UCI's 25% share of the estimated total final cost of the project is $34.6 million. In December 2002, UCI provided an equity infusion of $2.9 million. In February 2003, UCI provided an additional equity infusion of $6.9 million, and UIL Holdings loaned the project $22.7 million to repay the constructor financing. The guarantees described above were terminated when the constructor financing was repaid. New guarantees of $3.8 million, in support of Hydro-Quebec's guarantees to third parties in connection with the construction of the project have been provided. Upon commercial operation, the UIL Holdings' loan is expected to be refinanced with external project financing. UCI will be responsible for 25% of any additional cost of project completion over the estimated amount.

UCI has no current plans to make additional minority ownership interest investments.

                         UNITED BRIDGEPORT ENERGY, INC.

Due to the relatively low wholesale price for electricity and generation capacity during the past two years, UBE's investment in BE has not produced the returns initially anticipated. BE projects 2003 operating income to be near breakeven. This estimate reflects the uncertainty of energy and capacity pricing, as new market rules are instituted and further refined. The facility is located in a transmission-constrained area and may benefit from the implementation of standard market design changes in New England. Although BE's projections for 2003 are expected to be near breakeven, UBE is projecting a loss for 2003, reflecting intercompany financing costs. See "Looking Forward - United Resources, Inc. (URI) Earnings Estimates for 2003 - URI Minority Ownership Interest Investments - United Bridgeport Energy, Inc."

                           CAPITAL EXPENDITURE PROGRAM

UIL Holdings' 2003-2007 estimated capital expenditure program is budgeted as follows:


                                                  2003       2004       2005      2006       2007      TOTAL
                                                  ----       ----       ----      ----       ----      -----
                                                                    (In Millions)
UI
   Distribution                                  $24.9      $23.9      $22.0     $22.7      $22.3     $115.8
   Transmission                                   13.0        5.9        8.4       0.7        0.6       28.6
   Southwest Connecticut Reliability Project (1)   4.1       12.1       41.9      36.6        0.7       95.4
   Information Technology                         17.7        1.6        4.2       0.1        0.1       23.7
   Real Estate                                     8.9       16.0          -         -          -       24.9
   Other                                           4.8        9.6        6.4       4.6        4.2       29.6
                                                ------------------------------------------------------------
       Total UI                                   73.4       69.1       82.9      64.7       27.9      318.0

URI
   APS
     Capital Expenditures                          6.7        6.1        6.0       6.0        6.0       30.8
     CCI Acquisition Expenditures (2)                -        2.2        6.2       6.2          -       14.6
     BellSouth Expenditures                        1.0          -          -         -          -        1.0
     Other                                         0.3          -          -         -          -        0.3
                                                ------------------------------------------------------------
        APS Subtotal                               8.0        8.3       12.2      12.2        6.0       46.7

   Xcelecom
     Capital Expenditures                          2.5        2.6        2.6       2.6        2.6       12.9
     Acquisition Expenditures                        -          -          -         -          -          -
     Earn-Out Payments (3)                         2.5        3.1        3.3       3.8        1.9       14.6
     Promissory Note Payments (4)                  3.7        3.3        3.3       -          0.1       10.4
     Non-Compete Payments (5)                      1.1        1.1        1.0       0.1          -        3.3
                                                ------------------------------------------------------------
        Xcelecom Subtotal                          9.8       10.1       10.2       6.5        4.6       41.2

   UCI
     Cross-Sound (6)                              29.6          -          -         -          -       29.6
     Other                                         1.3        0.2        0.2         -          -        1.7
                                                ------------------------------------------------------------
        UCI Subtotal                              30.9        0.2        0.2         -          -       31.3

         Total URI                                48.7       18.6       22.6      18.7       10.6      119.2
                                                ------------------------------------------------------------

Total UIL Holdings                              $122.1      $87.7     $105.5     $83.4      $38.5     $437.2
                                                ============================================================

(1) These amounts represent UI's current estimates based upon the proposed configuration of the transmission lines. There is opposition to the project as proposed, and it has yet to be approved by the Connecticut Siting Council. If the project is approved in a form different than proposed, these estimates will change accordingly.
(2) APS has the option (a call option) to purchase the remaining 49% of CCI beginning in May 2004, at a price to be determined by a formula based on future sales and earnings performance. The other owners of CCI have the option (a put option) to require APS to purchase such remaining 49%, beginning in May 2004, or earlier if certain change of control events or management changes occur. The put and call options together provide a synthetic forward option for the purchase of the remaining 49% of CCI by APS. The purchase price may be adjusted up or down as a result of actual performance.
(3) Xcelecom's earn-out payments are payable to the former owners of certain acquired companies and are contingent on various future financial results of each company. The actual payments may vary from these estimated amounts.
(4) Xcelecom's promissory note payments are amounts payable to the former owners of certain acquired companies. Several of the promissory notes have indemnification provisions that may cause the principal balance to change.

(5) Xcelecom's non-compete payments are amounts payable to the former owners of certain acquired companies.
(6) The Cross-Sound expenditure consists of an equity contribution of $6.9 million and a loan of $22.7 million.

                         LIQUIDITY AND CAPITAL RESOURCES

UIL Holdings' capital requirements are presently projected as follows:

                                                        2003       2004       2005        2006        2007
                                                        ----       ----       ----        ----        ----
                                                                          (In Millions)
Unrestricted Cash and Temporary Cash Investments on
  Hand - Beginning of Year (1)                        $ 20.6      $    -     $    -      $    -      $    -
Funds from Operations before Dividends (2)             115.1       115.5      148.9       134.6       145.7
Less Common Dividends (3)                               41.1        41.1       41.2        41.2        41.3
Plus Net Cash (after-tax) from sale of Seabrook (4)     42.8           -          -           -           -
                                                     -------------------------------------------------------
         Subtotal                                      137.4        74.4      107.7        93.4       104.4

Less:
Capital Expenditures (2)
     UI                                                 73.4        69.1       82.9        64.7        27.9
     URI                                                48.7        18.6       22.6        18.7        10.6
                                                     -------------------------------------------------------
         Total Capital Expenditures                    122.1        87.7      105.5        83.4        38.5

Cash Available/(Required) to pay Debt Maturities
  and Redemptions                                       15.3       (13.3)       2.2        10.0        65.9

Less:
Maturities and Mandatory Redemptions                   100.0           -        4.3         4.3        78.3

External Financing Requirements (Surplus) (2)           84.7        13.3        2.1        (5.7)       12.4
                                                     -------------------------------------------------------

Plus:
Issuance of Long-term Debt                             100.0           -          -           -           -
                                                     -------------------------------------------------------

(Increase) Decrease in Short-Term Investments           25.0           -          -           -           -
Increase (Decrease) in Short-Term Borrowings           (40.3)       13.3        2.1        (5.7)       12.4
                                                     -------------------------------------------------------

Short-Term Borrowings - End of Year (5)                 $5.0       $18.3      $20.4       $14.7       $27.1
                                                     =======================================================

(1) Excludes restricted cash in UI of $5.6 million, APS of $40.4 million and Xcelecom of $0.4 million.
(2) "Funds from Operations before Dividends," "Capital Expenditures" and "External Financing Requirements (Surplus)" are estimates based on current earnings, dividend levels and cash flow projections. All of these estimates are subject to continual review by the UIL Holdings' Board of Directors and change due to future events and conditions that may be substantially different from those used in developing the projections.
(3) Based on current cash projections, UIL Holdings expects that, at its quarterly reviews of the dividend, maintenance of the annual dividend of $2.88 per share will be justified, absent adverse events that materially affect projected results.
(4) The sale of UI's interests in Seabrook Station was completed on November 1, 2002. This amount represents the remaining cash income tax benefit expected to be realized in 2003.
(5)  The short-term borrowing balance at December 31, 2002 was $45.3 million.

All capital requirements that exceed available cash will have to be provided by external financing. Although there is no commitment to provide such financing from any source of funds, other than a $100 million revolving credit agreement that UIL Holdings has with a group of banks, a $35 million revolving credit agreement that Xcelecom has with two banks, and a $10 million revolving credit agreement that APS has with a bank, future external financing needs are expected to be satisfied by the issuance of additional short-term and long-term debt. The continued availability of these methods of financing will be dependent on many factors, including conditions in the securities markets, economic conditions, and future income and cash flow. See Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements
- Note (B), Capitalization and Note (D), Short-Term Credit Arrangements" for a discussion of UIL Holdings' credit arrangements.

At December 31, 2002, UIL Holdings had $67.0 million of cash and temporary cash investments, of which $46.4 million is restricted cash; the majority of restricted cash is funds collected by APS's agents that have not been forwarded to APS's clients. This represents a decrease of $19.1 million from the corresponding balance at December 31, 2001. The components of this decrease, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:
                                                                (In Millions)
                                                                -------------

Balance, December 31, 2001                                           $86.1
                                                                --------------

Net cash provided by (used in ) operating activities:
    Net cash provided by operating activities
        before net settlements                                       147.4
    Net settlements  (1)                                             (15.1)
                                                                --------------
                                                                     132.3
                                                                --------------
Net cash provided by (used in) investing activities:
-   Investment in debt securities, net                                 5.0
-   Cash invested in plant, including nuclear fuel                   (57.3)
-   Acquisition of businesses, net of cash acquired                  (13.8)
-   Acquisition of pollution control refunding revenue bonds         (25.0)
-   Investment in non-utility business                                (5.4)
-   Redemption of investment in Seabrook Lease Obligation Bonds       80.8
-   Net proceeds from sale of generation facilities                   79.2
-   Deferred payments in prior acquisitions                           (5.0)
                                                                --------------
                                                                      58.5
                                                                --------------

Net cash provided by (used in) financing activities:
-   Financing activities, excluding dividend payments and
    termination of Seabrook Lease Obligation                          39.9
-   Dividend payments                                                (40.9)
-   Termination of Seabrook Lease Obligation                        (208.9)
                                                                --------------
                                                                    (209.9)

       Net Change in Cash                                            (19.1)
                                                                --------------

Balance, December 31, 2002                                           $67.0
                                                                ==============

(1) The net settlements reflected above as a component of cash provided by operating activities represent the change in net accounts receivable due from APS's agents, as well as net payables due to APS's clients.

                               FINANCIAL COVENANTS

UIL Holdings and its subsidiaries are required to comply with certain covenants in connection with their respective loan agreements. The covenants include those that are normal and customary in bank and loan agreements. The covenants below describe only the financial covenants in the agreements.

UIL HOLDINGS

Under the Note Purchase Agreement in connection with the 7.23% Senior Notes, Series A, due February 15, 2011, in the principal amount of $30 million, and 7.38% Senior Notes, Series B, due February 15, 2011, in the principal amount of $45 million, issued by UIL Holdings, UIL Holdings is required to (i) maintain a ratio of consolidated debt to consolidated capital of not greater than 65% (debt ratio); (ii) maintain a ratio of consolidated earnings available for interest charges to consolidated interest charges for any period of four fiscal quarters of at least 2.00 to 1.00 (interest coverage ratio); and (iii) maintain consolidated net worth of at least $345 million plus 25% of consolidated net income on a cumulative basis for each fiscal quarter for which consolidated net income is positive. At December 31, 2002, UIL Holdings' debt ratio was 55%; its interest coverage ratio was 2.98 to 1.00; and it had consolidated net worth in excess of the requirement in the amount of $111.5 million.

Under the terms of the Note Purchase Agreement, an event of default shall occur if UI, URI, APS or Xcelecom defaults on indebtedness in the aggregate principal amount of at least $10 million due to (i) a default in payment or payments due on the indebtedness, or (ii) default in the performance of or compliance with any term or condition of the indebtedness, or (iii) the occurrence of any event or condition that would require the purchase or repayment of the indebtedness prior to maturity.

The revolving credit agreement described in Part II, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (D), Short-Term Credit Arrangements," requires that UIL Holdings (i) maintain a ratio of consolidated debt to consolidated capital, as of the last day of each March, June, September and December, of not greater than 0.65 to 1.00; and (ii) shall not cause the debt of UIL Holdings (excluding debt of its subsidiaries) to exceed $200 million in the aggregate principal amount outstanding at any time. At December 31, 2002, UIL Holdings' consolidated debt to consolidated capital ratio was 0.55 to 1.00; and its aggregate principal debt outstanding (excluding debt of its subsidiaries) was $140.7 million (including an inter-company loan from to UI to UIL Holdings).

Under the terms of the Revolving Credit Agreement, an event of default shall occur if UI or URI defaults on indebtedness in the aggregate principal amount of at least $10 million due to (i) a default in payment or payments due on the indebtedness, or (ii) default in the performance of or compliance with any term or condition of the indebtedness, or (iii) the occurrence of any event or condition that would require the purchase or repayment of the indebtedness prior to maturity.

There are no dividend restrictions, ratings or stock triggers in connection with the above agreements.

UI

Under the Note Purchase Agreement in connection with the 4.42% Senior Notes, Series A, due December 12, 2007, in the principal amount of $74 million, and 4.89% Senior Notes, Series B, due December 12, 2009, in the principal amount of $51 million, issued by UI, UI is required to (i) maintain a ratio of consolidated debt to consolidated capital of not greater than 65% (debt ratio); and (ii) maintain a ratio of consolidated earnings available for interest charges to consolidated interest charges for any period of four fiscal quarters of at least 2.00 to 1.00 (interest coverage ratio). As of December 31, 2002, UI's debt ratio was 54%; and its interest coverage ratio was 3.91 to 1.00.

The indenture under which UI has issued $100 million principal amount of Notes places limitations on UI relative to the payment of cash dividends on its common stock, which is wholly-owned by UIL Holdings, and the purchase or redemption of said common stock. Retained earnings in the amount of $68.9 million were free from such limitations at December 31, 2002.

There are no ratings or stock triggers in connection with the above agreement or indenture.

APS

The revolving credit agreement APS has with a bank, described in Part II, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (D), Short-Term Credit Arrangements," requires that APS maintain certain financial covenants. APS did not comply with the consolidated tangible net worth covenant under this agreement and received a waiver of non-compliance from the bank. All borrowings outstanding under this agreement are secured solely by assets of APS and its subsidiaries.

APS is engaged in negotiations with a bank for a new credit agreement. As stated in the bank's commitment letter, APS would be required to maintain the following financial covenant and coverage ratios: (1) consolidated tangible net worth of at least $12 million; (2) the ratio of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated fixed charges (fixed charge coverage ratio) of at least 1.20 to 1.00; and (3) the ratio of consolidated debt to consolidated EBITDA (leverage ratio) of 2.00 to
1.00 or less. At December 31, 2002 under the terms of the commitment letter, APS's consolidated tangible net worth was $13.3 million; its fixed charge coverage ratio was 2.79 to 1.00; and its leverage ratio was 0.37 to 1.00. Borrowings under this credit agreement, which is expected to be completed by March 10, 2003, will be secured solely by the assets of APS and its subsidiaries.

There are no ratings or stock triggers in connection with the above agreement.

XCELECOM

The revolving credit agreement Xcelecom has with two banks described in Part II,
Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (D), Short-Term Credit Arrangements," requires that Xcelecom maintain the following financial coverage ratios: (1) the ratio of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated fixed charges (fixed charge coverage ratio) of at least
1.25 to 1.00; (2) the ratio of consolidated liabilities to consolidated net worth (liabilities to net worth ratio) of 1.00 to 1.00 or less; (3) the ratio of consolidated debt, including inter-company debt, to consolidated EBITDA (leverage ratio) of 3.50 to 1.00 or less; and (4) the ratio of consolidated debt to consolidated EBITDA (senior leverage ratio) of 2.00 to 1.00 or less. At December 31, 2002, Xcelecom's fixed charge coverage ratio was 1.87 to 1.00; liabilities to net worth ratio was 0.42 to 1.00; leverage ratio was 2.59 to 1.00; and senior leverage ratio was 1.43 to 1.00. All borrowings outstanding under this agreement are secured solely by assets of Xcelecom and its subsidiaries.

There are no ratings or stock triggers in connection with the above agreement.

                     CONTRACTUAL AND CONTINGENT OBLIGATIONS

The following are contractual and contingent obligations of UIL Holdings and its subsidiaries as of December 31, 2002.

                                                              (IN MILLIONS)
                                     2003      2004     2005     2006     2007  THEREAFTER   TOTAL
                                     ----      ----     ----     ----     ----  ----------   -----
Debt Maturities:
    UIL Holdings                    $    -    $   -     $4.3     $4.3    $ 4.3    $ 62.1     $ 75.0
    UI                               100.0        -        -        -     74.0     246.5      420.5
                                   ----------------------------------------------------------------
      Total                         $100.0    $   -     $4.3     $4.3    $78.3    $308.6     $495.5
                                   ================================================================

Contractual Obligations:
    UI
      Lease Payments (1)             $10.8    $25.2    $10.0    $10.1    $10.9     $51.1     $118.1
    UCI
      Zero Stage                       1.0        -        -        -        -         -        1.0
      Ironbridge                       0.3      0.2      0.2        -        -         -        0.7
    APS
      CCI (2)                            -      2.2      6.2      6.2        -         -       14.6
      BellSouth (3)                    1.0        -        -        -        -         -        1.0
      Lease Payments                   1.0      1.1      1.2      0.3      0.3       2.0        5.9
      Other                            0.3        -        -        -        -                  0.3
    Xcelecom
      Earn-Out Payments (4)            2.5      3.1      3.3      3.8      1.9         -       14.6
      Promissory Note Payments (5)     3.7      3.3      3.3        -      0.1         -       10.4
      Non-Compete Payments (6)         1.1      1.1      1.0      0.1        -         -        3.3
      Notes Payable                    1.0      1.0      0.7      0.4      0.3       1.0        4.4
      Lease Payments                   1.7      1.4      1.1      0.5      0.1       0.3        5.1
                                   ----------------------------------------------------------------
         Total                       $24.4    $38.6    $27.0    $21.4    $13.6     $54.4     $179.4
                                   ================================================================

                             As of December 31, 2002
                             -----------------------
                                 (In Millions)
    Guarantees:
      UI-Hydro-Quebec                 $4.4
      UCI-Hydro-Quebec (7)           $31.1

    Letters of Credit:
      Xcelecom (8)                    $5.1
      APS (9)                         $1.4
      Cross-Sound (10)                $0.3

(1) Includes anticipated buyout option payment in 2004 in connection with the Electric System Work Center property.
(2) APS has the option (a call option) to purchase the remaining 49% of CCI beginning in May 2004, at a price to be determined by a formula based on future sales and earnings performance. The other owners of CCI have the option (a put option) to require APS to purchase such remaining 49%, beginning in May 2004, or earlier if certain change of control events or management changes occur. The put and call options together provide a synthetic forward option for the purchase of the remaining 49% of CCI by APS. The purchase price may be adjusted up or down as a result of actual performance.
(3) This amount represents the final payment for installing and converting the BellSouth retailer network to APS's bill payment platform, of which URI is a guarantor.
(4) Xcelecom's earn-out payments are payable to the former owners of certain acquired companies and are contingent on various future financial results of each company. The actual payments may vary from these estimated amounts.

(5) Xcelecom's promissory note payments are amounts payable to the former owners of certain acquired companies. Several of the promissory notes have indemnification provisions that may cause the principal balance to change.
(6) Xcelecom's non-compete payments are amounts payable to the former owners of certain acquired companies.
(7) This amount represents UCI's guarantee to Hydro-Quebec in connection with UCI's participating share of the construction financing of the Cross-Sound project. UIL Holdings provided a separate guarantee of UCI's obligation. These guarantees of $31.1 million were terminated as of February 28, 2003, and replaced with guarantees of $3.8 million, in support of Hydro-Quebec's guarantees to third parties in connection with construction of the project.
(8) This amount represents Xcelecom's letters of credit that support certain insurance and acquisition related obligations, $2.0 million of which is recorded on the Consolidated Balance Sheet and included in Promissory Note Payments above, $1.4 million of which is included in the Consolidated Balance Sheet under the caption Accrued Liabilities, and $1.7 million of which supports contingent obligations for potential growth in insurance claim reserves for which Xcelecom is obligated and certain potential deferred performance based payments, included in the Earn-out Payments above, for one of Xcelecom's acquisitions. See Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (D), Short-Term Credit Arrangements."
(9) This amount represents APS's letter of credit that is recorded on the Consolidated Balance Sheet. See Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (D), Short-Term Credit Arrangements."
(10) This amount represents UCI's participating share of Cross-Sound's letter of credit to regulatory agencies.

                          CRITICAL ACCOUNTING PRACTICES

UIL Holdings' financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting practices. The following accounting practices are particularly important to the financial condition or results of operations of UIL Holdings, and require estimates or other judgments of matters inherently uncertain. Changes in the estimates or other judgments included within these accounting practices could result in a significant change to the information presented in the financial statements.

ACCOUNTING FOR REGULATED PUBLIC UTILITIES - SFAS NO. 71

Generally accepted accounting principles for regulated entities in the United States of America allow UI to give accounting recognition to the actions of regulatory authorities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." In accordance with SFAS No. 71, UI has deferred recognition of costs (a regulatory asset) or has recognized obligations (a regulatory liability) if it is probable that such costs will be recovered or obligations relieved in the future through the ratemaking process. In addition to the Regulatory Assets and Liabilities separately identified on the Consolidated Balance Sheet, there are other regulatory assets and liabilities such as certain deferred tax liabilities. UI also has obligations under long-term power contracts, the recovery of which is subject to regulation. If UI, or a portion of its assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met, if such deferred costs are not recoverable in the portion of the business that continues to meet the criteria for application of SFAS No. 71.

ACCOUNTING FOR PENSIONS AND OTHER POSTRETIREMENT BENEFITS

UIL Holdings accounts for its pension and postretirement benefit plans in accordance with SFAS No. 87, "Employers' Accounting for Pensions" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions." In applying these accounting practices, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets. Delayed recognition of differences between actual results and those assumed allows for a smoothed recognition of changes in benefit obligations and plan performance over the working lives of the employees who benefit under the plans. The primary assumptions are as follows:

     o Discount rate - this rate is used to determine the current value of future benefits. This rate is adjusted based on movement of long-term interest rates.

     o Expected return on plan assets - the expected return is based upon a combination of historical performance and anticipated future returns for a portfolio reflecting the mix of equity, debt and other investments included in plan assets.

     o Average wage increase - projected annual pay increases, which are used to determine the wage base used to project employees' pension benefits at retirement.

     o Health care cost trend rate - projections of expected increases in health care costs.

These assumptions are the responsibility of management, in consultation with its outside actuarial and investment advisors. A variance in the discount rate, expected return on assets or average wage increase could have a significant impact on pension costs, assets and obligations recorded under SFAS No. 87. A variance in the health care cost trend assumption could have a significant impact on postretirement medical expense recorded under SFAS 106.

As of December 31, 2002, UIL Holdings changed its discount rate from 7.25% to 6.75% to reflect the reduction in the rate of return for long-term fixed-income securities, which serves as the basis for this assumption. UIL Holdings has also reduced its expected return on plan assets from 9.5% to 8.0% for 2003, based on projections of future expected performance developed in conjunction with UIL Holdings actuaries and investment advisors. The 8.0% expected rate of return more closely reflects the expected future performance of the current pension asset portfolio over the long term.

The projected, long-term average wage increase is being maintained at 4.5% in 2003. Due to increases in projected health care costs, UIL Holdings increased its health care cost trend rate to 14%, declining by 1.0% annually to a steady-state growth rate of 5.0%. For 2002, the health care cost trend rate assumption was a 7.5% growth rate, declining by 0.5% annually to a long-term rate of 4.5%.

UIL Holdings' 2002 pension and postretirement benefits expenses were $6.7 million and $3.0 million, respectively. The estimates for UIL Holdings' 2003 pension and postretirement benefits expenses are $17.5 million and $5.2 million, respectively, based on the revised assumptions noted above.

The assumptions are used to predict the net periodic expense on a look-forward basis. To the extent actual investment earnings, actual wage increases and other items differ from the assumptions, a gain or loss is created, and subsequently amortized into expense.

GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, UIL Holdings adopted SFAS No. 142, "Goodwill and Other Intangible Assets." This statement modified the accounting and reporting of goodwill and intangible assets. Under this new standard, UIL Holdings is no longer amortizing its existing goodwill. In addition, UIL Holdings was required to measure goodwill for impairment effective January 1, 2002 as part of the transition provisions.

SFAS No. 142 requires goodwill to be allocated to reporting units and measured for impairment under a two-step test. Goodwill attributable to each of UIL Holdings' reporting units was tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined using discounted cash flows. As of December 31, 2002, such testing indicated that there was no impairment at the consolidated UIL Holdings level. These impairment tests were required to be performed at adoption of SFAS No. 142 and at least annually thereafter. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each of the reportable units. UIL Holdings subjected the testing analysis to a broad range of possible outcomes and scenarios, and in each case the determination of no impairment at the consolidated UIL Holdings level was confirmed.

Under SFAS No. 142, entities are also required to determine the useful life of other intangible assets and amortize the value over the useful life. Such intangible assets are required to be tested for impairment in a manner similar to goodwill. In accordance with SFAS No. 142, UIL Holdings has determined the useful life of other intangible assets and is amortizing the value over the useful life. In 2002, other intangible assets were tested and no impairment was found.

UNBILLED REVENUE

At the end of each accounting period, UI accrues an estimated amount for services rendered but not billed. The calculation is primarily based upon UI's system requirements or kilowatt-hour usage for a given period, reduced by kilowatt-hours already billed to customers. Certain factors are taken into account in the calculation of unbilled revenue, any of which can have a significant impact, such as changes in or problems with metering, the number of days in a billing cycle, seasonality, price changes and billing adjustments.

ACCOUNTING FOR RECEIVABLES DUE FROM APS'S AGENTS

Given the substantial amounts of cash transferred in APS's bill payment business, agent losses is a significant risk. While APS has controls to monitor and manage that risk, the possibility of agent losses exists. Insurance coverage for such risks is prohibitively expensive or unavailable. Therefore, APS self-insures this risk. A loss reserve equal to the estimate of expected annual loss due to agent losses is developed based on past history and APS management's expectation of future results.

PERCENT-OF-COMPLETION ACCOUNTING

Xcelecom believes its most critical accounting policy is revenue recognition from long-term contracts for which Xcelecom uses the percentage-of-completion method of accounting. Percentage-of-completion accounting is one of the prescribed methods of accounting for long-term contracts in accordance with accounting principles generally accepted in the United States of America and, accordingly, the primary method used for revenue recognition within Xcelecom's industry. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for each contract at completion. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses become known. Application of percentage-of-completion accounting results in the recognition of costs and estimated earnings in excess of billings on uncompleted contracts within the balance sheet. Costs and estimated earnings in excess of billings on uncompleted contracts reflected on the balance sheet arise when revenues have been recognized but the amounts cannot be billed under the terms of the contracts. Such amounts are recoverable from customers based on various measures of performance, including achievement of certain milestones, completion of specified units, or completion of the contract. Due to uncertainties inherent within estimates employed to apply percentage-of-completion accounting, it is possible that estimates will be revised as project work progresses. Application of percentage-of-completion accounting requires that the impact of those revised estimates be reported in the financial statements prospectively.

                            NEW ACCOUNTING STANDARDS

See the discussion included in Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (A), Statement of Accounting Policies."

                              RESULTS OF OPERATIONS

UIL HOLDINGS CORPORATION RESULTS OF OPERATIONS:  2002 ACTUAL EARNINGS VS.
-------------------------------------------------------------------------
PREVIOUS ESTIMATE
-----------------

Net Income for UIL Holdings Corporation (UIL Holdings) was $43.9 million in 2002, or $3.09 per share. This was higher than the $2.95-$3.05 per share range estimated in UIL Holdings' earnings release dated November 12, 2002. Improvements at UI, excluding the Nuclear Division, were partially offset by additional costs recorded in the Nuclear Division resulting from a January 13, 2003 DPUC draft decision related to the sale of Millstone Unit 3 that occurred in March of 2001. See the Nuclear Division section below for an explanation of these costs. The improvements in UI's earnings were due primarily to lower than expected expenses and higher revenues. The results of UIL Holdings' non-utility businesses, under URI, were at the bottom of the range estimated for those units.

2002 VS. 2001
-------------

UIL HOLDINGS CORPORATION RESULTS OF OPERATIONS:  2002 VS. 2001
--------------------------------------------------------------

UIL Holdings' earnings for 2002 decreased by $15.5 million, or $1.12 per share, compared to 2001. The decrease in earnings was due to an $0.86 per share decrease in non-utility businesses under URI, a $0.03 per share decrease at UI, excluding the Nuclear Division, and a $0.23 per share decrease in Nuclear Division earnings.

The table below represents a comparison of UIL Holdings' Net Income and Earnings Per Share (EPS) for 2002 and 2001.

--------------------------------------------------------------------------------------------------
                                                                       2002 more (less) than 2001
                                          Twelve Months  Twelve Months ---------------------------
                                              Ended           Ended
                                          Dec. 31, 2002   Dec. 31, 2001     Amount       Percent
--------------------------------------------------------------------------------------------------
NET INCOME (IN MILLIONS EXCEPT PERCENTS)
   UI                                          $48.1          $48.0           $0.1         - -
   Nuclear Division                              5.8            9.1           (3.3)        (36)%
   United Resources (Non-Utility)              (10.0)           2.3          (12.3)        - -
                                               ------         -----         -------
     TOTAL NET INCOME FROM OPERATIONS          $43.9          $59.4         $(15.5)        (26)%

EPS FROM OPERATIONS
   UI                                          $3.38          $3.41         $(0.03)        - -
   Nuclear Division                             0.41           0.64          (0.23)        (36)%
   United Resources (Non-Utility)              (0.70)          0.16          (0.86)        - -
                                               ------          ----          -----
     TOTAL EPS - BASIC                         $3.09          $4.21         $(1.12)        (27)%
                                                ====           ====           ====
     TOTAL EPS - DILUTED (NOTE A)              $3.08          $4.19         $(1.11)        (26)%
                                                ====           ====           ====
--------------------------------------------------------------------------------------------------

Note A: Reflecting the effect of unexercised dilutive stock options.

The following table is a line-by-line breakdown of certain line items of UIL Holdings' Consolidated Statement of Income by subsidiary, including comparisons between 2002 and 2001. Significant variances are explained in the individual subsidiary sections that follow.

                                                        YEAR ENDED DECEMBER 31,     2002 MORE
(IN MILLIONS - UNAUDITED)                               2002             2001   (LESS) THAN 2001
-------------------------                               ----             ----   ----------------
OPERATING REVENUE
  UI from operations, before sharing                    $691.3          $669.5       $21.8
  UI sharing from operations                              (6.6)           (3.9)       (2.7)
  Nuclear                                                 42.8            49.2        (6.4)
  Xcelecom                                               310.0           312.6        (2.6)
  APS                                                     93.7            58.6        35.1
  Minority Ownership Interest Investment & Other          (0.2)           (0.2)        0.0
                                                     -------------------------------------------
    TOTAL OPERATING REVENUE                           $1,131.0        $1,085.8       $45.2
                                                     ===========================================

FUEL AND ENERGY EXPENSE
  UI                                                    $263.1          $265.0       ($1.9)
  Nuclear                                                  6.1             6.9        (0.8)
                                                     -------------------------------------------
    TOTAL FUEL AND ENERGY EXPENSE                       $269.2          $271.9       ($2.7)
                                                     ===========================================

OPERATION AND MAINTENANCE EXPENSE
  UI                                                    $176.7          $154.5       $22.2
  Nuclear                                                 23.8            22.7         1.1
  Xcelecom                                               301.1           292.2         8.9
  APS                                                     92.8            55.1        37.7
  Minority Ownership Interest Investment & Other           3.3             3.5        (0.2)
                                                     -------------------------------------------
    TOTAL OPERATION AND MAINTENANCE EXPENSE             $597.7          $528.0       $69.7
                                                     ===========================================

DEPRECIATION AND AMORTIZATION
  UI                                                     $27.4           $27.4        $0.0
  Nuclear                                                  1.2             1.5        (0.3)
  Xcelecom                                                 3.2             1.7         1.5
  APS                                                      2.9             2.2         0.7
  Minority Ownership Interest Investment & Other          (0.1)            1.0        (1.1)
                                                     -------------------------------------------
    Subtotal depreciation                                 34.6            33.8         0.8
  Amortization of regulatory assets (UI)                  59.5            58.9         0.6
  Amortization Xcelecom                                    1.3             3.7        (2.4)
  Amortization APS                                         0.7             0.6         0.1
  Amortization Minority Ownership Interest
   Investment & Other                                      0.0            (0.9)        0.9
                                                     -------------------------------------------
    TOTAL DEPRECIATION AND AMORTIZATION                  $96.1           $96.1        $0.0
                                                     ===========================================

TAXES - OTHER THAN INCOME TAXES
  UI - State gross earnings tax                          $28.3           $26.7        $1.6
  UI - other                                              15.8            15.4         0.4
  Nuclear - other                                          0.4             1.2        (0.8)
  Xcelecom                                                 1.5             1.5         0.0
  APS                                                      0.7             0.6         0.1
  Minority Ownership Interest Investment & Other           0.0            (0.3)        0.3
                                                    -------------------------------------------
    TOTAL TAXES - OTHER THAN INCOME TAXES                $46.7           $45.1        $1.6
                                                    ===========================================


                                                           YEAR ENDED DECEMBER 31,         2002 MORE
(IN MILLIONS - UNAUDITED)                                   2002             2001      (LESS) THAN 2001
-------------------------                                   ----             ----      ----------------
OTHER INCOME AND (DEDUCTIONS)
   UI                                                        $3.8            $3.5              $0.3
   Nuclear                                                    0.0             0.2              (0.2)
   Xcelecom                                                   0.7             0.7               0.0
   APS                                                        0.5            (0.3)              0.8
   Minority Ownership Interest Investment & Other            (6.8)            2.3              (9.1)
                                                         ----------------------------------------------
    TOTAL OTHER INCOME AND (DEDUCTIONS)                     ($1.8)           $6.4             ($8.2)
                                                         ==============================================

EARNINGS BEFORE INTEREST AND TAXES (EBIT)
   UI                                                      $117.7          $121.3             ($3.6)
   Nuclear                                                   11.2            17.0              (5.8)
   Xcelecom                                                   3.7            14.2             (10.5)
   APS                                                       (2.9)           (0.2)             (2.7)
   Minority Ownership Interest Investments & Other          (10.2)           (1.2)             (9.0)
                                                         ----------------------------------------------
    TOTAL EBIT                                             $119.5          $151.1            ($31.6)
                                                         ==============================================

INTEREST CHARGES
  UI                                                        $33.8           $37.5             ($3.7)
  UI - Interest on Seabrook obligation bonds owned by UI     (5.1)           (6.3)              1.2
  UI - Amortization: debt expense, redemption premiums        2.0             2.2              (0.2)
  Nuclear                                                     1.5             1.9              (0.4)
  Xcelecom                                                    1.3             3.3              (2.0)
  APS                                                         0.1             0.0               0.1
  Minority Ownership Interest Investment & Other              5.7             4.9               0.8
                                                         ----------------------------------------------
    TOTAL INTEREST CHARGES                                  $39.3           $43.5             ($4.2)
                                                         ==============================================

INCOME TAXES
  UI                                                        $38.9           $39.8             ($0.9)
  Nuclear                                                     4.0             6.1              (2.1)
  Xcelecom                                                    0.9             4.7              (3.8)
  APS                                                        (1.2)            0.0              (1.2)
  Minority Ownership Interest Investment & Other             (6.3)           (2.4)             (3.9)
                                                         ----------------------------------------------
    TOTAL INCOME TAXES                                      $36.3           $48.2            ($11.9)
                                                         ==============================================

NET INCOME
  UI                                                        $48.1           $48.0              $0.1
  Nuclear                                                     5.8             9.1              (3.3)
  Xcelecom                                                    1.4             6.2              (4.8)
  APS                                                        (1.8)           (0.2)             (1.6)
  Minority Ownership Interest Investment & Other             (9.6)           (3.7)             (5.9)
                                                         ----------------------------------------------
    TOTAL NET INCOME                                        $43.9           $59.4            ($15.5)
                                                         ==============================================

The United Illuminating Company Results of Operations:  2002 vs. 2001
---------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
                                                                         2002 more (less) than 2001
                                            Twelve Months  Twelve Months --------------------------
                                                Ended         Ended
                                            Dec. 31, 2002  Dec. 31, 2001   Amount         Percent
---------------------------------------------------------------------------------------------------
EPS FROM OPERATIONS (BASIC)
   UI before Nuclear Division and Sharing      $3.90         $3.72         $0.18             5%
   Sharing                                     (0.52)        (0.31)        (0.21)          (68)%
                                                ----          ----          ----
     Subtotal UI excluding Nuclear              3.38          3.41         (0.03)           (1)%
   Nuclear Division                             0.41          0.64         (0.23)          (36)%
                                                ----          ----         ------
     Total UI EPS from operations              $3.79         $4.05        $(0.26)           (6)%
                                                ====          ====         ======
RETAIL SALES (MILLIONS OF KWH)                 5,781         5,724            57             1%
---------------------------------------------------------------------------------------------------

                        UI EXCLUDING THE NUCLEAR DIVISION

Excluding the Nuclear Division, UI's net income was $48.1 million, or $3.38 per share, in 2002, compared to $48.0 million, or $3.41 per share, in 2001. The decrease of $0.03 per share was due to the increase in the average number of shares outstanding. On a pre-sharing basis, earnings per share increased by $0.18 per share, reflecting higher revenues and lower amortization expense, partially offset by higher expenses. Higher sharing, reflected in a revenue reduction and increased accelerated amortization reduced earnings by $0.21 per share.

The details below explain the variances for all of UI, excluding the Nuclear Division. It should be noted that changes to income and expense items in the Distribution Division have an immediate net income and earnings per share impact, while changes to those items in "other unbundled utility divisions" do not. The other divisions are the Competitive Transition Assessment (CTA), the Systems Benefits Charge (SBC), the Generation Services Charge (GSC), the Conservation and Load Management program assessment (C&LM), and the Renewable Energy Investment Fund charge (REI). The CTA and SBC both earned an 11.5% return on the equity portion of their respective rate bases until the September 26, 2002 effective date of the Rate Case decision, and 10.45% thereafter in accordance with that decision. Those returns were achieved either by accruing additional amortization expenses, or by deferring such expenses, as required to achieve the authorized return. Amortization expenses in the CTA and SBC divisions impact earnings indirectly through changes to rate base. The GSC, C&LM and REI are pass-through divisions. Except for a small management fee earned in the C&LM division, expenses are either accrued or deferred or revenues are transferred such that there is no net income associated with these three unbundled divisions.

Overall, UI's total revenue increased by $19.1 million, from $665.6 million in 2001 to $684.7 million in 2002. Details of this change in revenue are as follows:

                                                                      From
                          In Millions                              Operations
--------------------------------------------------------------------------------
     Revenue Increase/(Decrease)
--------------------------------------------------------------------------------
 REVENUE FROM DISTRIBUTION DIVISION:
 Estimate of operating Distribution Division component of
   "weather normalized" retail sales growth, 0.6%                     $1.3
 Estimate of operating Distribution Division component of
   weather effect on retail sales, 1.1%                                3.2
 Impact of mix of sales on average price and other                     6.1
 Sharing                                                              (2.7)
                                                                       ---
   TOTAL RETAIL REVENUE FROM DISTRIBUTION DIVISION                     7.7
 RETAIL REVENUE FROM OTHER UTILITY DIVISIONS (NOTE A)                  4.1
                                                                      ----
        TOTAL UI RETAIL REVENUE                                       11.8
OTHER OPERATING REVENUE INCREASE (DECREASE)
 NEPOOL transmission revenues                                          4.0
 Other                                                                 0.2
                                                                       ---
        TOTAL UI OTHER OPERATING REVENUES                              4.2

 UI WHOLESALE REVENUE                                                  3.1
                                                                       ---
         TOTAL UI REVENUES                                           $19.1
                                                                      ====
--------------------------------------------------------------------------------

Note A: The impact of increased retail sales on the retail revenues of the other utility divisions was partially offset by a 0.7% reduction in electricity sales and a corresponding $2.4 million revenue reduction resulting from the resolution of a station service dispute with a generating plant owner.

Retail fuel and energy expense decreased by $4.1 million in 2002, compared to 2001. UI has received, and expects to receive through 2003, electricity to satisfy its standard offer retail customer service requirements through a fixed-price purchased power agreement. These costs are recovered through the GSC portion of UI's unbundled retail customer rates. It should be noted that a small number of customers have selected alternate suppliers to provide generation services, but this has no effect on UI's financial results. UI's wholesale energy expense increased by $2.2 million, but these costs are recovered from customers through the CTA.

UI's O&M expenses increased by $22.2 million, from $154.5 million in 2001 to $176.7 million in 2002. The principal components of these expense changes included:

--------------------------------------------------------------------------------
                                                              Increase/
                    In Millions                              (Decrease)
--------------------------------------------------------------------------------
Operating Division:
--------------------------------------------------------------------------------
  Net pension expense and post retirement benefits (Note A)       $6.6
  Environmental remediation                                        3.2
  NEPOOL transmission expense                                      2.4
  Other                                                            5.9
                                                                  ----
     TOTAL OPERATING DISTRIBUTION DIVISION                       $18.1
     NON-DISTRIBUTION O&M                                          4.1
                                                                  ----
     TOTAL O&M EXPENSE                                           $22.2
                                                                  ====
--------------------------------------------------------------------------------

Note A: The increase in pension expense reflects the lower returns being generated since approximately the beginning of 2000 by the equity investments held by the UI pension plan, a portion of which must be recognized immediately with the remainder deferred and amortized over time. These returns, when combined with the lower market value of the assets in the pension fund and the increase in projected liabilities caused by lower discount rates, may, depending on the actual performance of the fund, require increased cash contributions to the pension fund in the future.

Amortization of regulatory assets, as booked, increased by $0.6 million in 2002 compared to 2001. The principal components of these changes were:

--------------------------------------------------------------------------------
       Increase (Decrease) In Millions               As Booked       After-tax
--------------------------------------------------------------------------------
AMORTIZATION OF REGULATORY ASSETS:
--------------------------------------------------------------------------------
  Accelerated amortization in Distribution Division   $(9.5)           $(8.3)
  Sharing amortization in Distribution Division         1.9              1.5
  Amortization in CTA and SBC                           8.2              4.7
                                                        ---              ---
    TOTAL AMORTIZATION OF REGULATORY ASSETS            $0.6            $(2.1)
                                                        ===              ====
--------------------------------------------------------------------------------

Note: "As booked" presents amounts as they appear on the income statement. After-tax amounts are provided because only part of the as booked amounts are tax deductible.

Other pre-tax income increased by $0.3 million in 2002 compared to 2001.

Interest charges decreased by $2.7 million in 2002 compared to 2001. About $1.5 million of this decrease was due to the net redemption of the Seabrook lease obligation bonds resulting from the sale of Seabrook Station on November 1, 2002.

                                NUCLEAR DIVISION

The Nuclear Division contributed net income of $5.8 million, or $0.41 per share, in 2002 compared to $9.1 million, or $0.64 per share, in 2001. The overall earnings decline was $0.23 per share. The Seabrook nuclear generating unit was sold on November 1, 2002. The absence of two months of earnings (post sale) reduced earnings by $0.14 per share compared to 2001. In addition, a draft decision on the Millstone Divestiture Plan - Disposition of Proceeds issued by the DPUC on January 13, 2003, approved most of the accounting treatment proposed by UI but disallowed certain expenses that were applied to reduce net proceeds from the sale of Millstone Unit 3, which was sold in March 2001. UI submitted to the DPUC its exceptions to the draft decision in support of partial recovery of these costs and expects to take a similar position with regard to Seabrook Station. In the fourth quarter of 2002, UI accounted for the regulatory risk associated with the recovery of the expenses related to the sales of both Millstone Unit 3 and Seabrook Station, consistent with its position in the written exceptions filed with the DPUC. The combination of the accounting treatment of these expenses, improved unit performance and lower general O&M expense in October of 2002 compared to October 2001 reduced earnings by $0.09 per share. On February 27, 2003 the DPUC issued a decision on the Millstone Divestiture Plan, subject to appeal. The decision will not have a material impact on 2003 results.

United Resources, Inc. Results of Operations:  2002 vs. 2001
------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
                                                                           2002 more (less) than 2001
                                             Twelve Months  Twelve Months  --------------------------
                                                 Ended          Ended
                                             Dec. 31, 2002  Dec. 31, 2001     Amount         Percent
-----------------------------------------------------------------------------------------------------
EPS FROM OPERATIONS (BASIC)
   Operating Businesses
     American Payment Systems, Inc. (APS)        $(0.13)       $(0.01)        $(0.12)          - -
     Xcelecom, Inc. (Xcelecom)                     0.10          0.44          (0.34)         (77)%
                                                   ----          ----           ----
       SUBTOTAL OPERATING BUSINESSES              (0.03)         0.43          (0.46)         (107)%
   Minority Ownership Interest Investments
     United Bridgeport Energy, Inc. (UBE)         (0.07)         0.26          (0.33)         (127)%
     United Capital Investments, Inc. (UCI)       (0.31)        (0.28)         (0.03)          - -
                                                   ----          ----          ------
       SUBTOTAL MINORITY OWNERSHIP INTEREST
       INVESTMENTS                                (0.38)        (0.02)         (0.36)          - -

   URI HEADQUARTERS (NOTE A)                      (0.29)        (0.25)         (0.04)          - -
                                                   ----          ----           ----

       TOTAL NON-UTILITY EPS FROM OPERATIONS     $(0.70)        $0.16         $(0.86)          - -
                                                   ====          ====           ====
-----------------------------------------------------------------------------------------------------


Note A: Includes interest charges on intercompany debt and strategic and administrative costs of the non-utility holding company.

Overall, the consolidated non-utility businesses operating under the parent, URI, lost approximately $10.0 million, or $0.70 per share, in 2002, compared to earnings of about $2.3 million, or $0.16 per share, in 2001. Operating revenue for the URI businesses increased by $32.5 million, or 8.8%. All of the increase in revenues came from APS. Expenses for the URI businesses, including losses on minority ownership interest investments but excluding income taxes, increased by $53.8 million, and income taxes decreased by $8.9 million.

The results of each of the subsidiaries of URI for 2002 and 2001, as presented below, reflect the allocation of debt costs from the parent based on a capital structure, including an equity component, and an interest rate deemed appropriate for that type of business. The targeted capital structures for each of URI's subsidiaries are: 100% equity for APS and UCI, 65% equity and 35% debt for Xcelecom for all periods prior to the second quarter of 2002 and 100% equity beginning in the second quarter of 2002, and 30% equity and 70% debt for UBE. See the Xcelecom section for an explanation on the change to Xcelecom's capital structure. URI absorbs interest charges on the equity portion of its investments in its subsidiaries to the extent those investments are financed with debt. URI may incur other expenses necessary to manage its investments from time to time.

The following is a detailed explanation of the 2002-2001 variances by URI subsidiary.

     URI OPERATING BUSINESSES

                         AMERICAN PAYMENT SYSTEMS, INC.

APS lost $1.8 million, or $0.13 per share, in 2002, compared to a loss of $0.2 million, or $0.01 per share, in 2001. The increased loss of $0.12 per share was due to expenses that were incurred to expand the infrastructure of the organization in order to enhance the bill payment business and introduce and sell new products and services, such as prepaid stored value cards and prepaid telephony products, partly offset by an increase of $.02 per share due to the change in accounting for goodwill mandated by Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." In addition, APS incurred infrastructure and installation costs associated with a multi-year contract with BellSouth, and a $0.05 per share loss recorded in the fourth quarter of 2002 to write own a portion of an outstanding loan APS had made to the entities from which APS acquired the point of sale activation technology.

                                 XCELECOM, INC.

Xcelecom earned $1.4 million, or $0.10 per share, in 2002, compared to $6.2 million, or $0.44 per share in 2001. Higher loss reserve charges relating to projects at several Xcelecom subsidiaries reduced earnings by about $0.05 per share in 2002 compared to 2001. Also, as with other companies in the construction and systems integration industries, there is a very evident decline in economic activity in Xcelecom's markets. Xcelecom is experiencing customer postponements and cancellations of projects, a reduction in new project orders, a continuing slowdown in spending for technology by its customers, and increased competition for fewer jobs, resulting in both lower demand and lower margins. Additionally, the completion of several large, non-recurring contracts in 2001 that have not been replaced has contributed to the earnings decline. The negative earnings impact of these items, about $0.57 per share in 2002 compared to 2001, was partly offset by an increase of about $0.06 per share from acquisitions made during 2001 and 2002, and an increase of $0.15 per share due to the change in accounting for goodwill mandated by SFAS No. 142, "Goodwill and Other Intangible Assets." The negative impact was also partly offset by the conversion, in the second quarter of 2002, to a 100% equity capital structure from the 65% equity and 35% intercompany debt structure used previously. This conversion contributed $0.07 per share to Xcelecom in 2002, but was offset by an earnings decrease in URI Headquarters, which received less interest income from Xcelecom.

     URI MINORITY OWNERSHIP INTEREST INVESTMENTS

                         UNITED BRIDGEPORT ENERGY, INC.

UBE owns a 33 1/3% interest in Bridgeport Energy, LLC (BE). UBE lost $1.0 million, or $0.07 per share in 2002, compared to earnings of $3.7 million, or $0.26 per share in 2001. Of the $0.33 per share decrease, $0.13 was due to lower energy sales revenues, $0.04 was due to lower installed capability (ICAP) revenues, about $0.25 was due to overhaul costs in 2002, and $0.04 was due to higher operating expenses. Offsetting the negative earnings impact of these items was an improvement of $0.08 per share due to lower interest and administrative charges, and a non-recurring benefit of $0.05 per share due to an insurance credit. In 2001, UBE had an agreement with Duke Energy Trading and Marketing (an affiliate of the majority owner) that effectively eliminated UBE's operating and margin risks. There was no such agreement in 2002.

                        UNITED CAPITAL INVESTMENTS, INC.

UCI lost $4.4 million, or $0.31 per share in 2002, compared to a loss of $3.9 million, or $0.28 per share in 2001. An impairment of UCI's investment in Gemini Networks, Inc., (Gemini) a broadband fiber-optic business, caused a $0.16 per share loss. That write-off reflected the generally depressed economic conditions in the telecommunications industry that worsened in the second quarter of 2002, and an associated inability of Gemini to access capital markets to continue its network build-out. The offsetting variance was due to lower losses on other minority ownership interest investments.

     URI HEADQUARTERS

URI Headquarters incurred an after-tax loss of $4.2 million, or $0.29 per share, in 2002, compared to a loss of $3.4 million, or $0.25 per share, in 2001. The results of each of the subsidiaries of URI, as presented above, reflect interest expense on allocated debt from URI, based on a capital structure, including an equity component, and an interest rate deemed appropriate for that type of business. Some unallocated interest charges and strategic and administrative costs for the subsidiaries of URI are retained by the parent URI. The increase in losses at URI Headquarters reflects additional administrative expenses incurred for managing investments. Lower interest income from the reclassification of Xcelecom's intercompany debt to equity, beginning in the second quarter of 2002, was mostly offset by lower interest charges from reduced interest rates.

UIL HOLDINGS CORPORATION RESULTS OF OPERATIONS:  2001 ACTUAL EARNINGS
---------------------------------------------------------------------

Net Income for UIL Holdings Corporation (UIL Holdings) was $59.4 million in 2001, or $4.21 per share. URI's Xcelecom, Inc. (Xcelecom) subsidiary experienced significant earnings growth in 2001, offsetting the losses in some of URI's minority ownership interest investments.

2001 VS. 2000
-------------

UIL Holdings Corporation Results of Operations:  2001 vs. 2000
--------------------------------------------------------------

Compared to 2000 net income of $60.8 million, or $4.32 per share, UIL Holdings' 2001 earnings decreased by $1.4 million, or $0.11 per share. The reduction was due primarily to the absence of net one-time gains of $0.9 million, or $0.06 per share, recorded in 2000, to higher amortization of regulatory assets as mandated for 2001 in UI's retail electric Rate Plan, and to lower investment returns on UI's pension plan assets resulting from poor financial market conditions. These reductions were offset, in large part, by improved Nuclear Division performance due to shorter outages in 2001 compared to 2000, and by an improvement at the non-utility businesses to more than twelve times the income earned in 2000. The non-utility business improvement was driven by Xcelecom's acquisition strategy, which was partially offset by losses in some of URI's minority ownership interest investments.

The total impact of poor financial market performance on UIL Holdings' 2001 earnings was about $0.50 per share. Absent this factor, UIL Holdings would have earned about $4.71 per share in 2001, or a 9% increase over 2000 earnings.

The table below represents a comparison of UIL Holdings' Net Income and Earnings Per Share for 2001 and 2000.

-----------------------------------------------------------------------------------------------
                                                                    2001 more (less) than 2000
                                         Year Ended     Year Ended  ---------------------------
(In Thousands except per share data)    Dec. 31, 2001  Dec. 31, 2000     Amount      Percent
-----------------------------------------------------------------------------------------------
NET INCOME
   UI from Operations                      $48,036        $53,370       $(5,334)      (10.0)%
   Nuclear Division                          9,003          6,347         2,656        41.8%
   United Resources (Non-Utility)            2,324            182         2,142      1176.9%
                                           -------        -------        ------
     TOTAL NET INCOME FROM OPERATIONS       59,363         59,899          (536)       (0.9)%
   UI from One-time Items                        0            858          (858)     (100.0)%
                                           -------        -------        ------
     TOTAL NET INCOME                      $59,363        $60,757       $(1,394)       (2.3)%
                                            ======         ======         =====

EARNINGS PER SHARE
   UI from Operations                        $3.41         $3.80         $(0.39)      (10.3)%
   Nuclear Division                           0.64          0.45           0.19        42.2%
   United Resources (Non-Utility)             0.16          0.01           0.15      1500.0%
                                              ----          ----           ----
     TOTAL EPS FROM OPERATIONS                4.21          4.26          (0.05)       (1.2)%
   UI from One-time Items                     0.00          0.06          (0.06)     (100.0)%
                                              ----          ----           ----
     TOTAL EPS - BASIC                       $4.21         $4.32         $(0.11)       (2.5)%
                                              ====          ====           ====
     TOTAL EPS - DILUTED (NOTE A)            $4.19         $4.31         $(0.12)       (2.8)%
                                              ====          ====           ====
-----------------------------------------------------------------------------------------------


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

------------------------------------------------------------------------------------------------------
                                           Year Ended      Year Ended     2001 more (less) than 2000
                                                                          ----------------------------
(In Thousands)                            Dec. 31, 2001   Dec. 31, 2000      Amount         Percent
------------------------------------------------------------------------------------------------------
OPERATING REVENUE
UI from operations, before sharing           $669,476        $651,136         $18,340            2.8%
UI sharing from operations                     (3,864)        (12,701)          8,837          (69.6%)
UI one-time items                                   0           9,642          (9,642)        (100.0%)
Nuclear Division                               49,206          56,614          (7,408)         (13.1%)
URI                                           371,028         176,164         194,864          110.6%
                                            ---------         -------         -------
  Total                                    $1,085,846        $880,855        $204,991           23.3%
                                           ==========        ========        ========

FUEL AND ENERGY EXPENSE
UI                                           $264,954        $273,979         ($9,025)          (3.3%)
Nuclear Division                                6,953           8,174          (1,221)         (14.9%)
                                            ---------        --------        ---------
  Total                                      $271,907        $282,153        ($10,246)          (3.6%)
                                             ========        ========        =========

OPERATION AND MAINTENANCE EXPENSE
UI                                           $154,460        $139,390         $15,070           10.8%
Nuclear Division                               22,700          32,980         (10,280)         (31.2%)
URI                                           350,797         163,617         187,180          114.9%
                                              -------         -------         -------
  Total                                      $527,957        $335,987        $191,970           57.3%
                                             ========        ========        ========

DEPRECIATION AND AMORTIZATION
UI                                            $27,448         $26,847            $601            2.2%
Nuclear Division                                1,485           1,714            (229)         (13.3%)
URI                                             3,878           3,278             600           76.7%
                                              -------         -------         -------
  Subtotal depreciation                        32,811          31,839             972           12.0%
Amortization                                   63,317          37,874          25,443           61.6%
                                              -------          ------         -------
  Total depreciation and amortization         $96,128         $69,713         $26,415           37.9%
                                              =======         =======         =======

TAXES - OTHER THAN INCOME TAXES
UI - Connecticut gross earnings tax           $26,661         $23,715          $2,946           12.4%
UI - other                                     15,440          16,896          (1,456)          (8.6%)
Nuclear Division - other                        1,222           1,409            (187)         (13.2%)
URI - other                                     1,826           1,036             790           20.4%
                                              -------         -------          ------
  Total                                       $45,149         $43,056          $2,093           (7.0%)
                                              =======         =======          ======

INTEREST CHARGES
UI                                            $31,034         $31,661           ($627)          (2.0%)
Nuclear Division                                1,777           2,111            (334)         (15.8%)
URI                                            10,728          10,727               1            0.0%
                                               ------         -------          ------
  Total                                       $43,539         $44,499           ($960)          (2.2%)
                                              =======         =======           ======

INCOME TAXES
UI                                            $39,840         $43,416         ($3,576)          (7.3%)
Nuclear Division                                6,091           4,173           1,918           46.0%
URI                                             2,260             440           1,820          374.3%
                                              -------         -------           -----
  Total                                       $48,191         $48,029            $162            0.1%
                                              =======         =======            ====
------------------------------------------------------------------------------------------------------

United Illuminating Results of Operations:  2001 vs. 2000
---------------------------------------------------------

Results for 2001 for UI, excluding the Nuclear Division and one-time items, decreased by $0.39 per share compared to 2000. The Nuclear Division earned $0.64 per share in 2001, an increase of $0.19 per share compared to 2000.

----------------------------------------------------------------------------------------------------
                                                                          2001 more (less) than 2000
                                                Year Ended    Year Ended  --------------------------
                                              Dec. 31, 2001  Dec. 30, 2000    Amount        Percent
----------------------------------------------------------------------------------------------------
EPS FROM OPERATIONS (BASIC)
   UI excluding Nuclear Division and Sharing        $3.72         $4.81       $(1.09)       (22.7)%
   Sharing                                          (0.31)        (1.01)        0.70          - -
                                                     ----          ----         ----
     Subtotal UI excluding Nuclear                   3.41          3.80        (0.39)       (10.3)%
   Nuclear Division                                  0.64          0.45         0.19         42.2%
                                                     ----          ----         ----
     Total UI EPS from operations                   $4.05         $4.25       $(0.20)        (4.7)%
                                                     ====          ====         ====
RETAIL GWH SALES (MILLIONS OF KWH)                  5,724         5,654           70          1.3%
----------------------------------------------------------------------------------------------------

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

Overall, UI's total revenue increased by $17.5 million in 2001, from $648.1 million in 2000 to $665.6 million in 2001. Details of this change in revenue are:

                                                                    In Millions
--------------------------------------------------------------------------------------------
                                                            From          From
              Retail Revenue Increase/(Decrease)         Operations  One-Time Items   Total
--------------------------------------------------------------------------------------------
Revenue from Distribution Division:
Estimate of operating Distribution Division component of
"weather corrected" retail sales growth, 0.2%               $0.5                       $0.5
Estimate of operating Distribution Division component of
weather effect on retail sales, 1.4%                         4.1                        4.1
Impact of Leap Year 2000, (0.3)%                            (0.8)                      (0.8)
Impact of mix of sales on average price and other            0.3                        0.3
Sharing revenues                                             8.8          $5.3         14.1
                                                           -----          ----         ----
   TOTAL RETAIL REVENUE FROM DISTRIBUTION DIVISION          12.9           5.3         18.2
   REVENUE FROM OTHER UNBUNDLED UTILITY DIVISIONS            6.6           - -          6.6
                                                           -----          ----         ----
        TOTAL UI RETAIL REVENUE                             19.5           5.3         24.8

      Other Operating Revenue Increase (Decrease)
 NEPOOL transmission revenues                                6.3                        6.3
 Other transmission                                          1.0                        1.0
 Millstone Unit 3 litigation settlement (2000)                           (15.0)       (15.0)
 Other                                                      (0.5)          - -         (0.5)
                                                             ---         ------         ---
        TOTAL UI OTHER OPERATING REVENUES                    6.8         (15.0)        (8.2)
  UI WHOLESALE PASS-THROUGH REVENUE                          0.9           - -          0.9
                                                             ---         ------         ---
       TOTAL UI REVENUES                                   $27.2         $(9.7)       $17.5
                                                            ====           ===         ====
--------------------------------------------------------------------------------------------

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

UI's operation and maintenance expense increased by $15.1 million, from $139.4 million in 2000 to $154.5 million in 2001. The principal components of these expense changes included:

                                                              In Millions
--------------------------------------------------------------------------------
                                                               Increase/
Operating Distribution Division:                               (Decrease)
--------------------------------------------------------------------------------
   Investment returns on UI's pension plan assets (Note A)        $13.1
   NEPOOL transmission expense                                      4.5
   Severance costs                                                  4.5
   Other                                                           (1.4)
                                                                    ---
      TOTAL OPERATING DISTRIBUTION DIVISION                       $20.7
      O&M AND CAPACITY FROM OTHER UNBUNDLED UTILITY DIVISIONS      (5.6)
                                                                    ---
      TOTAL O&M EXPENSE                                           $15.1
                                                                   ====
--------------------------------------------------------------------------------
 Note A: This cost increase reflects deteriorating conditions in the financial markets over the past twenty-one months.

Amortization of regulatory assets increased in 2001 compared to 2000 by $22.4 million ($12.7 million after-tax). The principal components of this change were:

                                                          In Millions
--------------------------------------------------------------------------------
Increase in Amortization of regulatory assets:     As Booked         After-tax
--------------------------------------------------------------------------------
  Distribution Division:
  Accelerated amortization                            $8.0              $6.8
  "Sharing" from operations                           (5.7)             (4.9)
                                                       ---               ---
         TOTAL DISTRIBUTION DIVISION                   2.3               1.9
  Amortization in CTA and SBC                         23.5              13.8
                                                      ----              ----
AMORTIZATION OF REGULATORY ASSETS EXCL./ ONE-TIME     25.8              15.7
  One-time "Sharing" amortization                     (3.4)             (3.0)
                                                       ---               ---
         TOTAL AMORTIZATION OF REGULATORY ASSETS     $22.4             $12.7
                                                      ====              ====
--------------------------------------------------------------------------------

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

United Resources Results of Operations:  2001 vs. 2000
------------------------------------------------------

------------------------------------------------------------------------------------------------------
                                                                            2001 more (less) than 2000
                                              Year Ended       Year Ended   --------------------------
                                             Dec. 31, 2001    Dec. 31, 2000     Amount        Percent
------------------------------------------------------------------------------------------------------
EPS FROM OPERATIONS (BASIC AND DILUTED)
   Operating Businesses
     American Payment Systems, Inc. (APS)        $(0.01)           $0.15        $(0.16)         (107)%
     Xcelecom, Inc. (Xcelecom)                     0.44             0.15          0.29           193%
                                                   ----             ----          ----
       SUBTOTAL OPERATING BUSINESSES               0.43             0.30          0.13            43%
   Minority Ownership Interest Investments
     United Bridgeport Energy, Inc. (UBE)          0.26            (0.19)         0.45           - -
     United Capital Investments, Inc. (UCI)       (0.28)            0.11         (0.39)         (355)%
                                                   ----             ----          ----
       SUBTOTAL MINORITY OWNERSHIP INTEREST
       INVESTMENTS                                (0.02)           (0.08)         0.06           - -

   URI HEADQUARTERS (NOTE A)                      (0.25)           (0.21)        (0.04)          (19)%
                                                   ----             ----          ----

       TOTAL NON-UTILITY EPS FROM OPERATIONS      $0.16            $0.01         $0.15          1500%
                                                   ====             ====          ----
------------------------------------------------------------------------------------------------------

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

The results of each of the subsidiaries of URI for 2001, as presented below, reflect the allocation of debt costs from the parent based on a capital structure, including an equity component, and an interest rate deemed to be appropriate for that type of business. The targeted capital structures for each of URI's subsidiaries for 2001 were: 100% equity for APS and UCI, 65% equity and 35% debt for Xcelecom, and 30% equity and 70% debt for UBE. URI absorbs interest charges on the equity portion of its investments in its subsidiaries to the extent those investments are financed with debt. URI may incur other expenses necessary to manage its investments from time to time.

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

                                 XCELECOM, INC.

Xcelecom earned $0.44 per share in 2001 compared to $0.15 per share in 2000. The increase was due primarily to acquisitions made by Xcelecom during 2001 and an overall improvement in profitability from 1.6% to 2% of sales. Operating revenue increased by $174 million from $138 million in 2000 to $312 million in 2001, due primarily to acquisitions but also to a 14.8% growth in "same-store" sales.

     URI MINORITY OWNERSHIP INTEREST INVESTMENTS

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

                        UNITED CAPITAL INVESTMENTS, INC.

UCI lost $0.28 per share in 2001 compared to earnings of $0.11 per share in 2000. The loss in 2001 was due to losses on minority ownership interest investments. The earnings in 2000 were due to unrealized gains on minority ownership interest investments.

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

                                 LOOKING FORWARD

A LOOK AT 2003
--------------

     UIL HOLDINGS' CONSOLIDATED EARNINGS ESTIMATES FOR 2003

UIL Holdings is reaffirming its earnings guidance for 2003 of $2.45-$2.65 per share.

UIL Holdings' current earnings range estimate for 2003 is less than UIL Holdings' current dividend rate of $2.88 per common share. However, UIL Holdings continues to have strong cash flow from operations. This strong cash flow comes primarily from UI, and includes, in addition to strong cash flow from the Distribution Division, the accelerated recovery of stranded costs built into the CTA rate base. UIL Holdings' non-utility subsidiary, Xcelecom, also generated positive cash from operations in 2002. These internally generated cash flows are being used by UIL Holdings to pay its dividends to shareowners and to fund most, if not all, of its investing activities, including its utility capital expenditure program. UIL Holdings may borrow funds for its investment program to finance short-term needs from time to time, but expects to keep such borrowings at a reasonable level.

Based on current cash projections, UIL Holdings expects that, at its quarterly reviews of the dividend, maintenance of the annual dividend of $2.88 per share will be justified, absent adverse events that materially affect projected results.

     THE UNITED ILLUMINATING COMPANY (UI)

                         UI EARNINGS ESTIMATES FOR 2003

If UI were to earn in 2003 the 10.45% return on regulated utility common stock equity allowed in the Rate Case decision, that level of earnings would generate $2.45-$2.60 per share for UIL Holdings. Earning this level will be a challenge for UI under the terms of the DPUC's Rate Case decision, and expense reductions will be required if UI's increased pension and postretirement benefits expenses are not addressed by the DPUC. Since any changes UI makes to its operations to lower expenses must take into account the interests of customers, there is no assurance that UI will achieve the authorized return on equity.

UI has contracted with Virginia Electric and Power Company for the supply, on a fixed-price basis, of all of UI's retail customer standard offer service requirements through December 31, 2003, and for the supply of all of UI's special contract customer service requirements through 2008. This arrangement is intended to protect UI's retail customers and UIL Holdings' shareowners from market and pricing volatility.

The only retail electricity sales volume fluctuations that directly impact UI's net income when they occur are those that apply to the operating Distribution Division component of rates. Thus, a 1% sales volume increase in retail electricity sales in 2003 compared to 2002 would produce additional sales margin of about $2.2 million ($2.1 million after gross earnings tax). However, retail electric sales and Distribution Division revenues were significantly higher than anticipated in 2002, because of weather and other factors that may or may not occur in 2003.

Several DPUC proceedings that are either currently under way or that are scheduled or likely to occur in 2003 could materially affect the earnings and cash flow estimates for UI in 2003 or beyond. These include, but are not limited to:

     o  UI Rate Case Reopening for Pension and Postretirement Expense.
     o  Seabrook Disposition of Proceeds.
     o Annual CTA/SBC Reconciliation. This will be the normal annual true-up of accounting for the CTA.

See PART II, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (C), Rate-Related Regulatory Proceedings" for details.

     UNITED RESOURCES, INC. (URI) EARNINGS ESTIMATES FOR 2003

Earnings from UIL Holdings' non-utility businesses, under the parent wholly-owned subsidiary URI, are expected to range from losses of $0.05 per share to earnings of $0.10 per share in 2003. Overall, the expected range is an improvement from the 2002 level, due primarily to the absence in 2003 of costs that were incurred in 2002 in each of URI's businesses. These costs are described in the following URI subsidiary sections.

     URI OPERATING BUSINESSES

                      AMERICAN PAYMENTS SYSTEMS, INC. (APS)

APS is expected to earn $0.15-$0.20 per share for UIL Holdings in 2003. This improvement from the 2002 loss of $0.13 per share is due to the addition of a major new customer, cross selling of APS products and services through its agent base, reduction of bank fees by converting the agents from APS-owned bank accounts to agent-owned bank accounts, and operational efficiencies.

                                 XCELECOM, INC.

Earnings for Xcelecom are expected to be approximately $0.20-$0.35 per share for UIL Holdings in 2003. This improvement from the 2002 earnings of $0.10 per share is due primarily to the absence of a $0.16 per share loss reserve charge, taken in the first quarter of 2002, for a specific contract. As with other companies in the construction and systems integration industries, Xcelecom is experiencing customer postponements and cancellations of projects, a reduction in new project orders, a continuing slowdown in spending for technology by its customers, and increased competition for fewer jobs, resulting in both lower demand and lower margins. Xcelecom is taking action to offset the negative impact of these items by working to reduce operating and overhead related costs. Generally, the economic activity of the construction markets in which Xcelecom participates lags the general economy by six to eighteen months, both in economic downturns and recoveries. A return to growth in Xcelecom's primary markets is therefore likely to lag any general upturn in the economy, and the timing of any recovery remains uncertain. The 2003 earnings estimate assumes no material difference in economic conditions in Xcelecom's markets between 2003 and 2002.

Xcelecom has no current plans for acquisitions, and the earnings estimate for 2003 reflects this. However, Xcelecom will consider opportunities for acquisitions if there is a significant potential to earn a premium return on its investments, to the extent such investments are available.

     URI MINORITY OWNERSHIP INTEREST INVESTMENTS

Losses from URI's minority ownership interest investments, including United Bridgeport Energy, Inc. (UBE) and United Capital Investments, Inc. (UCI), and from URI Headquarters' costs, are expected to be $0.40-$0.45 per share in 2003. URI Headquarters' costs include interest expense on intercompany loans from URI to UBE, based on a capital structure, including an equity component, and an interest rate deemed appropriate for that type of business. Some unallocated corporate and administrative costs for the subsidiaries of URI are retained by the parent URI.

                         UNITED BRIDGEPORT ENERGY, INC.

The earnings estimate for UBE for 2003 is a loss of $0.10-$0.15 per share, compared to a loss of $0.07 per share in 2002. This estimate reflects essentially breakeven operations at the project level, but UBE's estimated loss includes financing costs. The 2003 estimate reflects significantly lower installed capability (ICAP) revenues than those recorded in 2002, as a result of the termination of a long-term contract, but it also reflects the absence of overhauls that occurred in 2002.

BE will continue to market ICAP in the open market, and UBE will share in any proceeds from that activity. The results will be subject to market conditions for ICAP. UBE believes that there may be opportunities to improve earnings from increased energy revenues under the new standard market design to be implemented in New England in March 2003.

                        UNITED CAPITAL INVESTMENTS, INC.

UCI is expected to break even in 2003, reflecting no net investment income or losses. This is an improvement from the losses in 2002 of $0.31 per share, due principally to the absence of the $0.16 per share impairment loss taken by UCI in the second quarter of 2002.

UIL HOLDINGS' QUARTERLY EARNINGS PATTERN FOR 2003
-------------------------------------------------

The 2003 quarterly earnings pattern for UIL Holdings is expected to be somewhat different than the 2002 pattern primarily because UI's rate decision was effective September 26, 2002, and Seabrook Station was sold on November 1, 2002. These factors will lower earnings in the first three quarters of 2003 compared to the first three quarters of 2002. The absence of expenses associated with regulatory risk that UIL Holdings recorded in the Nuclear Division in the fourth quarter of 2002 will increase earnings in the fourth quarter of 2003 compared to the fourth quarter of 2002.

Actual 2003 results may vary from estimates depending on factors that could affect some or all of UIL Holdings' businesses to varying degrees. The factors are discussed in the "Major Influences on Financial Condition" section, and their impacts can change from quarter to quarter.

UIL Holdings' current overall estimate of earnings per share from operations for 2003 is a range of $2.45-$2.65. The estimates of quarterly results are as follows:

Earnings per share from operations:

                              Estimated               Actual
       Quarter               2003 Range*               2002
       -------               ----------                ----
          1                  $0.25-$0.35              $0.68
          2                  $0.40-$0.50              $0.64
          3                  $1.30-$1.40              $1.53
          4                  $0.40-$0.50              $0.24
                                                       ----
                                                      $3.09

* Quarterly high and low range estimates are not additive, that is, the sums of the low and high range values should not be construed as representing any estimate other than UIL Holdings' annual estimate of $2.45-$2.65 per share.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

UIL Holdings believes that it has no material quantitative or qualitative exposure to market risk associated with activities in derivative financial instruments, other financial instruments or derivative commodity instruments.

Interest rate risk occurs in refinancing of fixed rate debt at maturity and remarketing of multi-annual tax-exempt bonds. Historically, UI has been able to include its interest costs in revenue requirements for recovery through rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                             UIL HOLDINGS CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                       (THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                          2002          2001          2000
                                                                          ----          ----          ----
OPERATING REVENUES (NOTE F)
  Utility                                                              $  727,533    $  714,818    $  704,691
  Non-utility businesses                                                  403,489       371,028       176,164
                                                                      ------------  ------------  ------------
       Total Operating Revenues                                         1,131,022     1,085,846       880,855
                                                                      ------------  ------------  ------------
OPERATING EXPENSES
  Operation
     Fuel and energy                                                      269,195       271,907       282,153
     Operation and maintenance                                            597,700       527,957       335,987
  Depreciation and amortization (Note F)                                   96,129        96,128        69,713
  Taxes - other than income taxes (Note F)                                 46,672        45,149        43,056
                                                                      ------------  ------------  ------------
       Total Operating Expenses                                         1,009,696       941,141       730,909
                                                                      ------------  ------------  ------------
OPERATING INCOME                                                          121,326       144,705       149,946
                                                                      ------------  ------------  ------------

OTHER INCOME AND (DEDUCTIONS), NET (NOTE F)                                (1,871)        6,388         3,339
                                                                      ------------  ------------  ------------

INCOME BEFORE INTEREST CHARGES AND INCOME TAXES                           119,455       151,093       153,285
                                                                      ------------  ------------  ------------

INTEREST CHARGES, NET
  Interest on long-term debt                                               40,582        42,848        38,199
  Interest on Seabrook Lease Obligation
   Bonds owned by UI                                                       (5,122)       (6,319)       (6,470)
  Dividend requirement of mandatorily
   redeemable securities                                                        -             -         3,529
  Other interest, net (Note F)                                              1,816         4,854         5,253
                                                                      ------------  ------------  ------------
                                                                           37,276        41,383        40,511
  Amortization of debt expense and redemption premiums                      1,969         2,156         3,988
                                                                      ------------  ------------  ------------
       Interest Charges, net                                               39,245        43,539        44,499
                                                                      ------------  ------------  ------------

INCOME BEFORE INCOME TAXES                                                 80,210       107,554       108,786
                                                                      ------------  ------------  ------------

INCOME TAXES (NOTE E)                                                      36,263        48,191        48,029
                                                                      ------------  ------------  ------------

NET INCOME AND INCOME APPLICABLE TO COMMON STOCK                          $43,947       $59,363       $60,757
                                                                      ============  ============  ============

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC                        14,239        14,097        14,073
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED                      14,282        14,159        14,098

EARNINGS PER SHARE OF COMMON STOCK - BASIC                                  $3.09         $4.21         $4.32
EARNINGS PER SHARE OF COMMON STOCK - DILUTED                                $3.08         $4.19         $4.31

CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                           $2.88         $2.88         $2.88

---------------------------------------------------------------------------------------------------------------

                             UIL HOLDINGS CORPORATION
                   CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                              (THOUSANDS OF DOLLARS)

                                                                          2002          2001          2000
                                                                          ----          ----          ----

NET INCOME                                                               $ 43,947      $ 59,363      $ 60,757
OTHER COMPREHENSIVE INCOME, NET OF TAX:
  Unrealized gain (loss) on marketable securities
    (net of tax benefit of $344)                                             (519)          519             -
  Minimum pension liability adjustment (net of tax benefit of $17,703)    (26,694)            -             -
                                                                      ------------  ------------  ------------
    OTHER COMPREHENSIVE INCOME                                            (27,213)          519             -
                                                                      ------------  ------------  ------------
COMPREHENSIVE INCOME  (NOTE A)                                           $ 16,734      $ 59,882      $ 60,757
                                                                      ============  ============  ============

          The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

                            UIL HOLDINGS CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                             (THOUSANDS OF DOLLARS)


                                                                        2002           2001           2000
                                                                        ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                           $ 43,947       $ 59,363       $ 60,757
                                                                   -------------  -------------  -------------
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                       75,688         81,134         66,068
     Deferred income taxes                                               67,692        (18,053)        10,435
     Future tax benefits (Note E)                                       (45,192)             -              -
     Deferred investment tax credits - net                                 (564)          (658)          (735)
     Amortization of nuclear fuel                                         4,640          5,497          6,521
     Allowance for funds used during construction                        (2,220)        (1,913)        (2,609)
     CTA and SBC regulatory deferral                                     (3,935)        (2,016)       (23,098)
     Changes in:
       Accounts receivable - net                                         14,316        (24,707)       (12,066)
       Materials and supplies                                             1,383         (5,722)          (457)
       Prepayments                                                          744           (408)           181
       Settlement assets                                                 (4,888)        25,639        (37,627)
       Accounts payable                                                   1,792        (13,046)        (5,194)
       Interest accrued                                                   3,139          2,591             95
       Taxes accrued                                                        812          1,844          1,275
       Settlement obligations                                           (10,193)        (3,036)        39,337
       Other assets and liabilities                                     (14,843)        19,600         (1,524)
                                                                   -------------  -------------  -------------
     Total Adjustments                                                   88,371         66,746         40,602
                                                                   -------------  -------------  -------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                            132,318        126,109        101,359
                                                                   -------------  -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of businesses, net of cash acquired                     (13,849)       (22,995)       (49,371)
    Non-utility passive investments                                      (5,396)        (3,773)             -
    Net proceeds from sale of generation facilities                      79,214         32,314              -
    Deferred payments in prior acquisitions                              (4,967)        (1,475)           (41)
    Plant expenditures, including nuclear fuel                          (57,305)       (47,370)       (54,191)
    Purchase of pollution control refunding revenue bonds               (25,000)             -              -
    Redemption of investment in Seabrook Lease Obligation Bonds          80,794          1,928          4,778
    Investment (retirement) in debt securities, net                       5,043         (3,090)             -
                                                                   -------------  -------------  -------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                      58,534        (44,461)       (98,825)
                                                                   -------------  -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuances of:
      Common stock                                                        6,132          2,536            517
      Long-term debt                                                    125,000         75,000              -
   Notes payable                                                          9,770        (78,056)        93,568
   Long-term debt securities redeemed and retired                      (100,000)          (665)       (26,609)
   Company obligated mandatory redeemable securities of
     subsidiary holding solely parent debentures                              -              -        (50,000)
   Termination of Seabrook Lease Obligation                            (208,900)             -              -
   Expenses of issuances                                                   (526)          (825)             -
   Lease obligations                                                       (509)          (405)          (376)
   Payment of common stock dividend                                     (40,917)       (40,576)       (40,517)
                                                                   -------------  -------------  -------------
NET CASH USED IN FINANCING ACTIVITIES                                  (209,950)       (42,991)       (23,417)
                                                                   -------------  -------------  -------------

CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD                                               (19,098)        38,657        (20,883)
BALANCE AT BEGINNING OF PERIOD                                           86,096         47,439         68,322
                                                                   -------------  -------------  -------------
BALANCE AT END OF PERIOD                                                 66,998         86,096         47,439
LESS: RESTRICTED CASH                                                    46,430         56,596         33,202
                                                                   -------------  -------------  -------------
BALANCE: UNRESTRICTED CASH AND TEMPORARY CASH INVESTMENTS              $ 20,568       $ 29,500       $ 14,237
                                                                   =============  =============  =============

CASH PAID DURING THE PERIOD FOR:
   Interest (net of amount capitalized)                                $ 36,782       $ 37,980       $ 35,252
                                                                   =============  =============  =============
   Income taxes                                                        $ 12,800       $ 64,300       $ 36,900
                                                                   =============  =============  =============


        The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

                                 UIL HOLDINGS CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2002 and 2001

                                          ASSETS
                                  (Thousands of Dollars)

                                                                       2002         2001
                                                                       ----         ----
Current Assets
  Unrestricted cash and temporary cash investments                   $ 20,568     $ 29,500
  Restricted cash                                                      46,430       56,596
  Utility accounts receivable less allowance of $1,654 and $1,500      58,171       58,607
  Other accounts receivable less allowance of $2,471 and $1,522        94,161      102,533
  Settlement assets                                                    44,770       39,882
  Unbilled revenues                                                    38,403       35,737
  Materials and supplies, at average cost                               6,203       14,528
  Prepayments                                                           2,348        3,299
  Other                                                                 1,105        1,005
                                                                  ------------ ------------
     Total Current Assets                                             312,159      341,687
                                                                  ------------ ------------

Other Property and Investments
  Investment in United Bridgeport Energy facility                      83,677       92,059
  Nuclear decommissioning trust fund assets                                 -       26,269
  Marketable securities                                                     -        3,954
  Investment in debt securities                                        25,000            -
  Other                                                                13,450        6,575
                                                                  ------------ ------------
     Total Other Property and Investments                             122,127      128,857
                                                                  ------------ ------------

Property, Plant and Equipment at original cost
  In service                                                          755,281      914,085
  Less, accumulated depreciation                                      287,610      420,743
                                                                  ------------ ------------
                                                                      467,671      493,342
Construction work in progress                                          49,411       32,103
Nuclear fuel                                                                -       20,973
                                                                  ------------ ------------
     Net Property, Plant and Equipment                                517,082      546,418
                                                                  ------------ ------------

Regulatory Assets (FUTURE AMOUNTS DUE FROM CUSTOMERS
                   THROUGH THE RATEMAKING PROCESS)
  Nuclear plant investments-above market                              456,950      477,396
  Income taxes due principally to book-tax differences                 69,115       86,114
  Long-term purchase power contracts-above market                     100,379      112,250
  Connecticut Yankee                                                   33,821       21,291
  Unamortized redemption costs                                         18,245       21,172
  Other                                                                40,804       44,752
                                                                  ------------ ------------
     Total Regulatory Assets                                          719,314      762,975
                                                                  ------------ ------------

Deferred Charges
  Goodwill - net of amortization of $4,758                             76,093       63,456
  Unamortized debt issuance expenses                                    4,509        5,208
  Long-term receivable                                                 10,766       10,280
  Other                                                                18,761        5,050
                                                                  ------------ ------------
     Total Deferred Charges                                           110,129       83,994
                                                                  ------------ ------------

     Total Assets                                                  $1,780,811   $1,863,931
                                                                  ============ ============


            The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

                   UIL HOLDINGS CORPORATION
                  CONSOLIDATED BALANCE SHEET
                  DECEMBER 31, 2002 AND 2001

                LIABILITIES AND CAPITALIZATION
                    (Thousands of Dollars)

                                                               2002            2001
                                                               ----            ----
Current Liabilities
  Notes payable                                              $ 46,315        $ 33,215
  Current portion of long-term debt                           100,000         100,000
  Accounts payable                                             44,007          40,213
  Settlement obligations                                       82,659          92,851
  Dividends payable                                            10,275          10,163
  Accrued liabilities                                          72,723          91,062
  Deferred revenues - non-utility businesses                   25,553          12,312
  Taxes accrued                                                 7,314           6,373
  Interest accrued                                              7,457          11,119
  Obligations under capital leases                                473             438
                                                          ------------    ------------
          Total Current Liabilities                           396,776         397,746
                                                          ------------    ------------

Noncurrent Liabilities
  Purchase power contract obligation                          100,379         112,250
  Pension accrued                                              44,857               -
  Nuclear decommissioning obligation                                -          26,269
  Connecticut Yankee contract obligation                       28,442          14,969
  Long-term notes payable                                      14,408          12,788
  Obligations under capital leases                             14,815          15,288
  Other                                                        13,680          13,689
                                                          ------------    ------------
          Total Noncurrent Liabilities                        216,581         195,253
                                                          ------------    ------------

Deferred Income Taxes (FUTURE TAX LIABILITIES OWED
                       TO TAXING AUTHORITIES)                 225,904         221,727
                                                          ------------    ------------

Regulatory Liabilities (FUTURE AMOUNTS OWED TO CUSTOMERS
                        THROUGH THE RATEMAKING PROCESS)
  Accumulated deferred investment tax credits                  13,201          13,764
  Deferred gains on sale of property                           33,130          29,827
  Customer refund                                               6,820           3,657
  Other                                                        10,615           3,405
                                                          ------------    ------------
          Total Regulatory Liabilities                         63,766          50,653
                                                          ------------    ------------

Commitments and Contingencies (Note L)

Capitalization (Note B)
  Long-term debt
    Long-term debt                                            395,432         579,264
    Investment in Seabrook Lease Obligation Bonds                   -         (80,707)
                                                          ------------    ------------
      Net long-term debt                                      395,432         498,557
                                                          ------------    ------------

  Common Stock Equity
    Common stock (no par value, 14,272,080 and 14,115,781
        shares outstanding at December 31, 2002 and 2001)     296,501         291,788
    Paid-in capital                                             3,749           2,760
    Capital stock expense                                      (2,170)         (2,170)
    Unearned employee stock ownership plan equity              (6,411)         (7,361)
    Other comprehensive income (loss)                         (26,694)            519
    Retained earnings                                         217,377         214,459
                                                          ------------    ------------
          Net Common Stock Equity                             482,352         499,995

          Total Capitalization                                877,784         998,552
                                                          ------------    ------------

          Total Liabilities and Capitalization            $ 1,780,811     $ 1,863,931
                                                          ============    ============



       The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

                                  UIL HOLDINGS CORPORATION
                     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                               DECEMBER 31, 2002, 2001 AND 2000
                                    (THOUSANDS OF DOLLARS)

                                                                           CAPITAL   UNEARNED      OTHER
                                                 COMMON STOCK     PAID-IN   STOCK      ESOP    COMPREHENSIVE  RETAINED
                                              SHARES (A) AMOUNT   CAPITAL  EXPENSE    EQUITY       INCOME     EARNINGS      TOTAL

------------------------------------------------------------------------------------------------------------------------------------

Balance as of December 31, 1999             14,062,502  $292,006  $2,253  $(2,170)  $(9,261)     $   -       $175,470     $458,298
------------------------------------------------------------------------------------------------------------------------------------

  Net income for 2000                                                                                          60,757       60,757
  Cash dividends on common stock
    - $2.88 per share                                                                                         (40,527)     (40,527)
  Issuance of 4,616 shares common stock
    - no par value                               4,616       163      32                                                       195
  Retirement of 18,361 shares common
    stock- no par value                        (18,361)     (827)                                                             (827)
  Allocation of benefits - ESOP                 27,940               198                951                                  1,149
------------------------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 2000             14,076,697   291,342   2,483   (2,170)   (8,310)         -        195,700      479,045
------------------------------------------------------------------------------------------------------------------------------------

  Net income for 2001                                                                                          59,363       59,363
  Cash dividends on common stock
    - $2.88 per share                                                                                         (40,604)     (40,604)
  Issuance of 11,144 shares common stock
    - no par value                              11,144       446      40                                                       486
  Unrealized gain on investment (net of
    tax expense of $344)                                                                           519                         519
  Allocation of benefits - ESOP                 27,940               237                949                                  1,186
------------------------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 2001             14,115,781   291,788   2,760   (2,170)   (7,361)       519        214,459      499,995
------------------------------------------------------------------------------------------------------------------------------------

  Net income for 2002                                                                                          43,947       43,947
  Cash dividends on common stock
    - $2.88 per share                                                                                         (41,029)     (41,029)
  Issuance of 128,359 shares common stock
    - no par value                             128,359     4,713     764                                                     5,477
  Unrealized loss on investment (net of tax
   benefit of $344)                                                                               (519)                       (519)
  Minimum pension liability adjustment (net
   of tax benefit of $17,703)                                                                  (26,694)                    (26,694)
  Allocation of benefits - ESOP                 27,940               225                950                                  1,175
------------------------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 2002             14,272,080  $296,501  $3,749  $(2,170)  $(6,411)  $(26,694)      $217,377     $482,352
------------------------------------------------------------------------------------------------------------------------------------

(a) There were 30,000,000 shares authorized in 2002, 2001 and 2000.


     The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

                            UIL HOLDINGS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A)  STATEMENT OF ACCOUNTING POLICIES

UIL Holdings Corporation (UIL Holdings) has been the parent holding company for The United Illuminating Company (UI) and United Resources, Inc. (URI) since July 2000. URI serves as the parent company for UIL Holdings' four non-utility businesses, each of which is wholly-owned. URI's four subsidiaries are American Payment Systems, Inc. (APS), Xcelecom, Inc. (Xcelecom), United Capital Investments, Inc. (UCI), and United Bridgeport Energy, Inc. (UBE). UIL Holdings is headquartered in New Haven, Connecticut, where its senior management maintains offices and is responsible for overall planning, operating and financial functions. UIL Holdings is an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935.

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

BASIS OF PRESENTATION

The Consolidated Financial Statements include the accounts of UIL Holdings and its wholly-owned direct subsidiaries, UI and URI. Intercompany accounts and transactions have been eliminated in consolidation.

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

Certain amounts previously reported have been reclassified to conform to the current year presentation.

REGULATORY ACCOUNTING

Generally accepted accounting principles for regulated entities in the United States of America allow UI to give accounting recognition to the actions of regulatory authorities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." In accordance with SFAS No. 71, UI has deferred recognition of costs (a regulatory asset) or has recognized obligations (a regulatory liability) if it is probable that such costs will be recovered or obligations relieved in the future through the ratemaking process. The Restructuring Act enacted in Connecticut in 1998 provides for UI to recover previously deferred costs through ongoing assessments to be included in future regulated service rates. See Note (C), "Rate-Related Regulatory Proceedings" for a discussion of the recovery of UI's stranded costs associated with the generation portion of its assets and operations, as well as a discussion of the regulatory decisions that provide for such recovery. In addition to the Regulatory Assets and Liabilities separately identified on the Consolidated Balance Sheet, there are other regulatory assets and liabilities such as certain deferred tax liabilities. UI also has obligations under long-term power contracts, the recovery of which is subject to regulation. If UI, or a portion of its assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met, if such deferred costs are not recoverable in the portion of the business that continues to meet the criteria for application of SFAS No. 71. UI expects to continue to meet the criteria for application of SFAS No. 71 for the foreseeable future. If a change in

                              UIL HOLDINGS CORPORATION
accounting were to occur, it could have a material adverse effect on UI's earnings and retained earnings in that year and could have a material adverse effect on UI's ongoing financial condition as well.

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

UIL Holdings' property, plant and equipment as of December 31, 2002 and 2001 was comprised as follows:

                                                     2002          2001
                                                     ----          ----
                                                        (In Thousands)
 Utility:
       Nuclear plant                                  $   -      $196,852
       Transmission plant                           151,674       151,280
       Distribution plant                           460,590       443,773
       General plant                                 52,605        46,162
       Software                                      30,271        29,292
       Other plant                                    1,841         2,302
                                                 -------------------------
          Subtotal                                  696,981       869,661
 Non-utility business units                          58,300        44,424
                                                 -------------------------
                                                   $755,281      $914,085
                                                 =========================

DEPRECIATION

Provisions for depreciation on utility plant for book purposes are computed on a straight-line basis, using estimated service lives determined by independent engineers. One-half year's depreciation is taken in the year of addition and disposition of utility plant, except in the case of major operating units on which depreciation commences in the month they are placed in service and ceases in the month they are removed from service. The aggregate annual provisions for depreciation for the years 2002, 2001 and 2000 were approximately 4.08%, 3.28% and 3.05%, respectively, of the original cost of depreciable property.

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

                              UIL HOLDINGS CORPORATION

For ratemaking purposes, UI normalizes all investment tax credits (ITC) related to recoverable plant investments except for the ITC related to Seabrook Unit 1, which was taken into income in accordance with provisions of a 1990 DPUC retail rate decision.

REVENUES

Regulated utility revenues for UI are based on authorized rates applied to each customer's use of electricity. These retail rates are approved by the DPUC and can be changed only through formal proceedings. Transmission revenues are federally regulated by the FERC. At the end of each accounting period, the estimated amount of revenues for services rendered but not billed is accrued.

Revenues from construction contracts entered into by Xcelecom are recognized on a percentage-of-completion method. Under this method, revenue is recognized based on the percentage of costs incurred and accrued to date to the estimated total cost to complete these contracts. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Revenues generated by other business units are recognized when earned.

CASH AND TEMPORARY CASH INVESTMENTS

For cash flow purposes, UIL Holdings considers all highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash and temporary cash investments.

RESTRICTED CASH

Prior to the sale of its 17.5% ownership interest in Seabrook Station, UI was required to maintain an operating deposit with the project disbursing agent for operating expenses. The operating deposit was $3.2 million at December 31, 2001. With the sale, these funds were placed in escrow to cover operating expenses accrued at the time of sale. Such funds are restricted for use and totaled $5.6 million at December 31, 2002.

APS maintains separate bank accounts for holding cash received from clients' customers before the amounts are transferred to clients. The amount of this restricted cash at December 31, 2002 and 2001 was $40.4 million and $53.0 million, respectively.

Xcelecom maintained restricted cash, related to future debt payments, of $0.4 million at December 31, 2002 and 2001, respectively.

SETTLEMENT ASSETS AND OBLIGATIONS

Accounts receivable due from APS's agents and clients, as well as payables due to APS's agents and clients, are classified as settlement assets and obligations, respectively. The majority of these assets and liabilities result from timing differences between APS's agents collecting funds from consumers making the payments and depositing the funds collected into APS's bank accounts. Additionally, settlement assets and obligations arise due to APS's reporting of transactions to its clients prior to fulfilling the payment obligation.

INVESTMENTS

UI's investment in the Connecticut Yankee Atomic Power Company, a retired nuclear generating company in which UI has a 9.5% stock interest, is accounted for on an equity basis. This net investment amounted to $5.4 million and $6.3 million at December 31, 2002 and 2001, respectively, and is included on the Consolidated Balance Sheet as a regulatory

                              UIL HOLDINGS CORPORATION
asset. The Connecticut Yankee nuclear unit was retired in 1996 and is currently being decommissioned. See Note (J), "Commitments and Contingencies - Other Commitments and Contingencies - Connecticut Yankee."

UCI accounts for certain minority ownership interest investments, such as Cross-Sound, UBE, Zero Stage and Ironbridge, using the equity accounting method. The results of operations of these investments are reflected in Other Income and (Deductions) on the Consolidated Statement of Income. Bill Matrix is accounted for using the cost method of accounting.

On December 2, 2002, UI purchased the $25 million principal amount of Pollution Control Refunding Revenue Bonds, 1999 Series, due December 1, 2029, issued by the Business Finance Authority of the State of New Hampshire. See Note B , "Capitalization" for further discussion.

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

During 2001, Anthem Insurance Companies, Inc. (Anthem) completed a conversion from a mutual company, owned by policyholders, to a publicly traded company, owned by shareholders. As a result of this conversion, UIL Holdings received 62,435 shares of Anthem common stock, a portion of which was allocated to employees based on the employees' share of the premiums paid to Anthem during the period used to determine the number of shares issued to UIL Holdings. At December 31, 2001, the closing price for Anthem common stock was $49.50 per share. UIL Holdings recorded an investment and realized gain of approximately $3.1 million, which represented the value of the shares at December 31, 2001. In January 2002, UIL Holdings sold the 62,435 shares of Anthem common stock at a price of $50.66 and recorded a realized gain of approximately $72,000.

On August 9, 2001, APS entered into a secured convertible note agreement with Q Comm International, Inc. (Q Comm), in the amount of $0.2 million. As of December 31, 2001, APS recorded an investment and unrealized gain of approximately $0.9 million in comprehensive income, which represented the difference between the market price of the shares as of December 31, 2001 and the conversion price. The secured convertible note was repaid in May 2002 and an unrealized loss was recognized in comprehensive income to offset the unrecognized gain as of December 31, 2001.

GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, UIL Holdings adopted SFAS No. 142, "Goodwill and Other Intangible Assets." This statement modifies the accounting and reporting of goodwill and intangible assets. Under this new standard, UIL Holdings is no longer amortizing its existing goodwill. In addition, UIL Holdings was required to measure goodwill for impairment effective January 1, 2002 as part of the transition provisions. SFAS No. 142 required goodwill to be allocated to reporting units (Xcelecom and APS) and measured for impairment under a two-step test.

UIL Holdings has completed the necessary test to determine if impairment existed under the prescribed standard and has determined that there was no goodwill impairment. As required by SFAS No. 142, goodwill shall be tested for impairment annually or more frequently if circumstances indicate a possible impairment.

Under SFAS No. 142, UIL Holdings has determined the useful life of other intangible assets and is amortizing the value over the useful life. Other intangible assets are required to be tested for impairment in a manner similar to goodwill. In 2002, other intangible assets were not impaired.

                              UIL HOLDINGS CORPORATION

For further information regarding this standard, see Note (N), "Goodwill and Other Intangible Assets," to the consolidated financial statements.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs, including environmental studies, are charged to expense as incurred.

PENSION AND OTHER POSTRETIREMENT BENEFITS

UIL Holdings accounts for pension plan costs in accordance with the provisions of SFAS No. 87, "Employers' Accounting for Pensions."

UIL Holdings accounts for other postretirement benefits, consisting principally of health and life insurance, under the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

URANIUM ENRICHMENT OBLIGATION

Under the Energy Policy Act of 1992 (Energy Act), UI was assessed for its proportionate share of the costs of the decontamination and decommissioning of uranium enrichment facilities operated by the Department of Energy (DOE). The Energy Act imposes an overall cap of $2.25 billion on the obligation assessed to the nuclear utility industry and limits the annual assessment to $150 million each year over a 15-year period. UI recovered these assessments in rates as a component of fuel expense. Accordingly, UIL Holdings recognized the unrecovered costs as a regulatory asset on its Consolidated Balance Sheet.

As a result of the sale of UI's ownership and leasehold interest in Seabrook Station on November 1, 2002, the buyer is obligated to pay such decontamination and decommissioning fund fees, including but not limited to all annual special invoices issued on and after the closing date by the DOE, as contemplated by its regulation at 10 C.F.R. part 766 implementing sections 1801, 1802, and 1803 of the Atomic Energy Act.

NUCLEAR DECOMMISSIONING TRUSTS

External trust funds were maintained to fund the estimated future decommissioning costs of the nuclear generating units in which UI had an ownership interest. These costs were accrued as a charge to depreciation expense over the estimated service lives of the units and were recovered in rates on a current basis. UI paid $2.2 million and $3.3 million into the decommissioning trust fund for Seabrook Unit 1 in 2002 and 2001, respectively.

The sale of UI's interest in Seabrook Station was consummated on November 1, 2002. UI's share of the Seabrook decommissioning trust funds was transferred to the buyer, along with UI's decommissioning and decommissioning fund obligation, at the closing of the sale. UI made payments totaling $19.8 million at closing to extinguish its decommissioning obligations subject to true-up. The amount was subsequently trued-up to $18.7 million, and $1.1 million was refunded to UI on December 30, 2002.

The sale of Millstone Unit 3 was consummated on March 31, 2001 and, as a result, UI's share of the trust fund balance for Millstone Unit 3 was transferred to the new owner. UI's share of the market value of the trust fund transferred was $8.5 million.

                              UIL HOLDINGS CORPORATION

IMPAIRMENT OF LONG-LIVED ASSETS

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires the recognition of impairment losses on long-lived assets when the book value of an asset exceeds the sum of the expected future undiscounted cash flows that result from the use of the asset and its eventual disposition. This standard also requires that rate-regulated companies recognize an impairment loss when a regulator excludes all or part of a cost from rates, even if the regulator allows the company to earn a return on the remaining costs allowed. Under this standard, the probability of recovery and the recognition of regulatory assets under the criteria of SFAS No. 71 must be assessed on an ongoing basis. At December 31, 2002 and December 31, 2001, neither UI nor URI had any assets that were impaired under this standard.

EARNINGS PER SHARE

The following table presents a reconciliation of the basic and diluted earnings per share calculations for the years 2002, 2001 and 2000:

                                     INCOME APPLICABLE TO     AVERAGE NUMBER OF      EARNINGS
                                         COMMON STOCK         SHARES OUTSTANDING     PER SHARE
                                     --------------------     ------------------     ---------
                                              (In Thousands, except per share amounts)
2002
----
Basic earnings per share                      $43,947                 14,239            $3.09
Effect of dilutive stock options                    -                     43             (.01)
                                    -----------------------------------------------------------
Diluted earnings per share                    $43,947                 14,282            $3.08
                                    ===========================================================

2001
----
Basic earnings per share                      $59,363                 14,097            $4.21
Effect of dilutive stock options                    -                     62             (.02)
                                    -----------------------------------------------------------
Diluted earnings per share                    $59,363                 14,159            $4.19
                                    ===========================================================

2000
----
Basic earnings per share                      $60,757                 14,073            $4.32
Effect of dilutive stock options                    -                     25             (.01)
                                    -----------------------------------------------------------
Diluted earnings per share                    $60,757                 14,098            $4.31
                                    ===========================================================


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

On December 31, 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of FASB Statement No. 123, which provided alternative transition methods to the expensing of employee stock-based compensation under SFAS No. 123. In accordance with the provisions of SFAS No. 148, UIL Holdings will begin expensing employee stock-based compensation effective January 1, 2003 and will record such expense on a prospective basis. Adoption of the prospective method will result in recognition of expense equal to the fair market value of all new option grants

                              UIL HOLDINGS CORPORATION
made after December 31, 2002. UIL Holdings does not expect the adoption of this standard to have a material effect on its consolidated financial position, results of operations or liquidity.

COMPREHENSIVE INCOME

Comprehensive income in 2002 included a pre-tax loss of $44.4 million (after-tax $26.7 million) representing the minimum pension liability regarding the UI pension plan, calculated in accordance with the requirements of SFAS No. 87. In addition, UIL Holdings reversed an unrealized pre-tax gain of $0.9 million (after-tax $0.5 million) recorded in 2001 on a convertible note receivable that was repaid in May 2002.

Comprehensive income for 2001 included an unrealized pre-tax gain of $0.9 million (after-tax $0.5 million) on APS's convertible note receivable (see "Marketable Securities"). Comprehensive income for 2000 was equal to net income as reported.

NEW ACCOUNTING STANDARDS

The FASB has issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies", relating to guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The provisions of this interpretation for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor's previous accounting for guarantees that were issued before the date of FIN 45's initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of FIN 45. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. UIL Holdings does not expect the adoption of this standard to have a material effect on its consolidated financial position, results of operations, or liquidity. UI has provided a guarantee in connection with UI's participation in the Hydro-Quebec transmission intertie facility. See Note (J), "Commitments and Contingencies - Other Commitments and Contingencies - Hydro-Quebec" for further discussion. UCI provided a guarantee to Hydro-Quebec in connection with UCI's ownership interest in Cross-Sound Cable Company, LLC (Cross-Sound) and related construction of a transmission line connecting Connecticut and Long Island under Long Island Sound; and UIL Holdings provided a guarantee in support of UCI's obligation.
See Note (J), "Commitments and Contingencies - Other Commitments and Contingencies - Cross-Sound" for further discussion. APS had a letter of credit outstanding at December 31, 2002 in connection with its revolving credit agreement, and Xcelecom had letters of credit outstanding at December 31, 2002 in connection with its revolving credit agreement. See Note (D), "Short-Term Credit Arrangements" for further discussion.

The FASB has issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," an interpretation of ARB 51, which is effective for the first interim or annual reporting period beginning after June 15, 2003. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities or VIEs) and how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary). UIL Holdings does not expect the adoption of this standard to have any impact on its consolidated financial position, results of operations, or liquidity.

The FASB has issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement, which is effective for fiscal years beginning after June 15, 2002, requires that an asset retirement obligation be recognized at the time when an entity faces a legal obligation to retire an asset. UIL Holdings has reviewed its legal obligations associated with the retirement of tangible long-lived assets and determined that the adoption of SFAS No. 143 will not have a material effect on UIL Holdings consolidated financial position, results of operation, or liquidity.

                              UIL HOLDINGS CORPORATION

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. UIL Holdings does not expect the adoption of this standard to have a material effect on its consolidated financial position, results of operations, or liquidity.

The FASB has issued SFAS No. 147 (SFAS 147), "Acquisitions of Certain Financial Institutions," an amendment of SFAS No. 72 and SFAS No. 144 and FASB Interpretation No. 9. SFAS 147 provides guidance for (1) the accounting and reporting for the acquisition of all or part of a financial institution, excluding those transactions between two or more mutual enterprises and (2) accounting for the impairment or disposal of long-term customer-relationship intangible assets of financial institutions, including the long-term customer-relationship intangibles of mutual enterprises. UIL Holdings does not expect the adoption of this standard to have any impact on its consolidated financial position, results of operations, or liquidity.

(B)  CAPITALIZATION

COMMON STOCK

UIL Holdings had 14,460,680 shares of its common stock, no par value, outstanding at December 31, 2002 and 14,332,321 shares of its common stock, no par value, outstanding at December 31, 2001, of which 188,600 shares and 216,540 shares were unallocated shares held by UI's 401(k)/Employee Stock Ownership Plan
(KSOP) and not recognized as outstanding for accounting purposes as of December 31, 2002 and 2001, respectively.

In 1998, UI entered into an arrangement under which it loaned $11.5 million to the KSOP. The trustee for the KSOP used the funds to purchase 328,300 shares of UI common stock in open market transactions. On July 20, 2000, effective with the formation of a holding company structure, unallocated shares held by the KSOP were converted into shares of UIL Holdings' common stock. The shares will be allocated to employees' KSOP accounts, as the loan is repaid, to cover a portion of the required KSOP contributions. The loan will be repaid by the KSOP over a twelve-year period, using employer contributions and UIL Holdings' dividends paid on the unallocated shares of the stock held by the KSOP. As of December 31, 2002, 188,600 shares, with a fair market value of $6.6 million, had been purchased by the KSOP and had not been committed to be released or allocated to KSOP participants.

In 1990, UI's Board of Directors and the shareowners approved a stock option plan for officers and key employees of UI. Effective with the formation of the holding company structure on July 20, 2000, all outstanding options were converted into options to purchase an equivalent number of shares of UIL Holdings' common stock.

On June 28, 1999, UI's shareowners approved a stock option plan for directors, officers and key employees of UI, providing for the awarding of options to purchase up to 650,000 shares of common stock over periods from one to ten years following the dates when the options are granted. The exercise price of each option cannot be less than the market value of the stock on the date of the grant. Effective with the formation of the holding company structure on July 20, 2000, all options were converted into options to purchase shares of UIL Holdings' common stock. On March 25, 2002, the Board of Directors recommended to the shareowners that the plan be amended to increase the maximum number of shares of UIL Holdings' common stock for which stock options may be granted from 650,000 to 1,350,000, and to increase the limit on the number of shares that may be covered by options granted in any one year to any employee from 50,000 to 150,000. The shareowners approved this amendment at the UIL Holdings Annual Meeting on May 15, 2002.

                              UIL HOLDINGS CORPORATION

Stock option transactions for 2002, 2001 and 2000 are as follows:

                                                                   WEIGHTED
                                                                    AVERAGE
                                   NUMBER        OPTION PRICE      EXERCISE
                                  OF SHARES        PER SHARE        PRICE
                                  ---------      ------------      --------
Balance - December 31, 1999         16,300       $30.00-$42.38      $38.37
Granted                            334,605  (1)  $39.41-$53.13      $41.15
Forfeited                           (9,100)      $39.38-$50.31      $40.59
Exercised                           (9,075)         $43.22          $43.22
                                --------------
Balance - December 31, 2000        332,730       $30.00-$53.13      $41.00
Granted                            176,633  (1)  $43.22-$49.84      $45.30
Forfeited                           (5,333)      $39.41-$43.22      $40.48
Exercised                          (12,023)      $39.41-$43.22      $41.00
                                --------------
Balance - December 31, 2001        492,007       $30.00-$53.13      $42.55
Granted                            302,017  (1)  $52.16-$57.99      $56.30
Forfeited                          (21,633)      $39.41-$56.61      $50.66
Exercised                         (185,937)      $30.00-$45.18      $41.18
                                --------------
Balance - December 31, 2002        586,454       $39.41-$57.99      $49.77
                                ==============

Exercisable at December 31, 2000    58,730       $30.00-$43.22      $41.58
Exercisable at December 31, 2001   186,822       $30.00-$53.13      $41.38
Exercisable at December 31, 2002   223,698       $39.41-$57.99      $46.37

(1) One-third of the options granted became exercisable on each of the first three anniversaries of the grant date.

If compensation expense had been recorded for the stock option plan based on the fair value method, net income and earnings per share for 2002, 2001 and 2000 would have been as follows:

                               2002             2001          2000
                               ----             ----          ----
                            (In Thousands, except Earnings per Share)
 Net income
     As reported             $43,947          $59,363       $60,757
     Pro forma               $42,183          $58,732       $60,490

 Earnings per share-Basic
     As reported               $3.09            $4.21         $4.32
     Pro forma                 $2.96            $4.17         $4.30

 Earnings per share-Diluted
     As reported               $3.08            $4.19         $4.31
     Pro forma                 $2.95            $4.15         $4.29

                              UIL HOLDINGS CORPORATION

The fair value of stock options granted has been estimated on the date of grant using the binomial option-pricing model for 2002 and the Black-Scholes option-pricing model for 2001 and 2000 using the assumptions below. The binomial option-pricing model is more appropriate for valuing options on stocks with high dividend yields, such as UIL Holdings. In 2002, UIL Holdings changed its method of option valuation. The Black-Scholes option-pricing model, if used for 2002, would have produced a lower option value.

                                2002             2001             2000
                                ----             ----             ----
Risk-free interest rate         5.40%            5.75%            5.08%
Expected volatility            22.53%           21.92%           16.51%
Expected lives                  6.80 years       7.59 years       9.09 years
Expected dividend yield         6.01%            6.11%            6.13%

The weighted average fair value of options granted during 2002, 2001 and 2000 were $9.71, $6.09, and $3.16 per share, respectively. As of December 31, 2002, 2001 and 2000, the weighted average remaining contractual lives for those options outstanding were 6.8 years, 7.4 years and 8.4 years, respectively.

On February 23, 1998, UI's Board of Directors granted 80,000 "phantom" stock options to Nathaniel D. Woodson upon his appointment as President of UI. Effective with the formation of the holding company structure on July 20, 2000, all outstanding phantom stock options were converted to UIL Holdings' phantom stock options. On each of the first five anniversaries of the grant date, 16,000 phantom stock options become exercisable and can be exercised at any time within Mr. Woodson's period of employment with UI by means of UI paying him the difference between the prevailing market price for each share of UIL Holdings' common stock and the phantom stock option price of $45.16 per share. At ten years after the grant date any unexercised phantom stock options will expire. At December 31, 2002, 64,000 phantom stock options were exercisable. During 2002, $448,000 was recognized as income with regard to these phantom stock options, due to a decrease in the stock price during 2002, which resulted in a reduction in previously recognized cumulative expense.

RETAINED EARNINGS RESTRICTION

The indenture under which UI has issued $100 million principal amount of Notes places limitations on UI relative to the payment of cash dividends on its common stock, which is wholly-owned by UIL Holdings, and the purchase or redemption of said common stock. Retained earnings in the amount of $68.9 million were free from such limitations at December 31, 2002.

                              UIL HOLDINGS CORPORATION

LONG-TERM DEBT
                                                                 DECEMBER 31,
                                                               2002       2001
                                                               ----       ----
                                                                (In Thousands)
Pollution Control Revenue Bonds:
     4.35%, 1996 Series, due June 1, 2026  (1)               $  7,500  $  7,500
     5 7/8%, 1993 Series, due October 1, 2033                  64,460    64,460

Pollution Control Refunding Revenue Bonds:
     3.75%, 1997 Series, due July 1, 2027  (2)                 27,500    27,500
     4.55%, 1997 Series, due July 1, 2027  (1)                 71,000    71,000
     4.00%, 1999 Series, due December 1, 2029  (3)             25,000    25,000

Notes:
     6.25%, 1998 Series I, due December 15, 2002                    -   100,000
     6.00%, 1998 Series J, due December 15, 2003              100,000   100,000
     4.42% Senior Notes, Series A, due December 12, 2007       74,000         -
     4.89% Senior Notes, Series B, due December 12, 2009       51,000         -
     7.23% Senior Notes, Series A, due February 15, 2011       30,000    30,000
     7.38% Senior Notes, Series B, due February 15, 2011       45,000    45,000

Obligation under the Seabrook Unit 1 sale/leaseback agreement       -   208,900
                                                             -------------------

         Long-Term Debt                                       495,460   679,360

Unamortized debt discount less premium                            (28)      (96)
                                                             -------------------
                                                              495,432   679,264
Less:
     Current portion included in Current Liabilities          100,000   100,000
     Investment-Seabrook Lease Obligation Bonds                     -    80,707
                                                             -------------------

         Net Long-Term Debt                                  $395,432  $498,557
                                                             ===================

(1) The interest rate on these Bonds was fixed on February 1, 1999 for the five-year period ending January 31, 2004.
(2) The interest rate on these Bonds was fixed on February 1, 2002 for the two-year period ending January 31, 2004.
(3) On December 1, 2002, the interest rate on these Bonds was set at 4%. The Bonds were purchased and held by UI until February 5, 2003, when the interest was reset at 3.25% and the Bonds were sold to investors. The new interest rate will remain in effect to December 3, 2007.

On December 12, 2002, UI issued and sold $125 million of Senior Notes to several institutional investors in a private sale. The issue was composed of two series:
4.42% Senior Notes, Series A, due December 12, 2007, in the principal amount of $74 million, and 4.89% Senior Notes, Series B, due December 12, 2009, in the principal amount of $51 million. Interest due under the Senior Notes is payable semi-annually on June 12th and December 12th. The net proceeds of the sale were used to repay the maturing 6.25% Notes, 1998 Series I, due December 15, 2002 and for general corporate purposes.

On December 2, 2002, UI purchased the $25 million principal amount of Pollution Control Refunding Revenue Bonds, 1999 Series, due December 1, 2029 (the 1999 Series Bonds), issued by the Business Finance Authority of the State of New Hampshire (BFA). The 1999 Series Bonds were held by UI as an investment while the borrowing

                              UIL HOLDINGS CORPORATION
agreement with the BFA was amended to provide more remarketing flexibility. On February 5, 2003, the 1999 Series Bonds were sold to investors and the interest rate was fixed at 3.25%. The new interest rate will remain in effect for a four-year ten-month period through December 3, 2007. UI is obligated, under its borrowing agreement with the BFA, to pay the interest on the Bonds. Interest is payable semi-annually on June 1st and December 1st.

The expenses to issue long-term debt are deferred and amortized over the life of the respective debt issue.

Maturities and mandatory redemptions/repayments are set forth below:

                 2003       2004       2005       2006         2007
                 ----       ----       ----       ----         ----
                                  (In Thousands)
Maturities     $100,000     $ -       $4,286     $4,286      $78,286

(C)  RATE-RELATED REGULATORY PROCEEDINGS

RATE CASE

In November 2001, as directed by the DPUC, UI filed a retail customer rate case application and supporting schedules and pre-filed testimony with the DPUC (Rate
Case). In that application, UI proposed no change in its previously authorized base rates and no change in its 11.5% previously authorized return on equity. UI had previously agreed, and subsequently been ordered by the DPUC, to continue the earnings sharing mechanism applicable to a previous multi-year rate plan for the period January 1, 2002 until the conclusion of the Rate Case proceeding. Under that prior earnings sharing mechanism, earnings above 11.5% on an annual basis, were shared one-third for customer bill reductions, which lowered recorded revenue, and one-third to accelerate amortization of stranded costs, with one-third retained by UI as earnings.

The DPUC issued a final decision in the Rate Case proceeding that became effective on September 26, 2002. The decision provides for a $30.9 million reduction in UI's annual revenue requirements, including (1) a $20.3 million reduction to UI's customer rates, (2) $2.0 million to be applied annually for additional funding of conservation programs, (3) $8.3 million to be applied annually to reduce stranded costs, and (4) $0.3 million to be applied to a combination of uncollectibles, taxes and rate base changes. In accordance with the decision, UI took accelerated amortization of stranded costs of $5.6 million before-tax ($4.7 million after-tax) in the fourth quarter of 2002, and reduced customer rates by 3.0% overall and is continuing accelerated amortization at $1.4 million before-tax ($1.2 million after-tax) per quarter as of January 1, 2003. The rate reductions, approved by the DPUC, are applied with no significant rate design changes, although the generation services charge (GSC) component of customers' rates is increased and the competitive transition assessment (CTA) component is decreased in a dollar amount equal to the GSC increase. The final Rate Case decision establishes rates on the basis of an authorized return on equity of 10.45%. Earnings above the authorized return are to be shared 50% to customers and 50% to retained earnings, with the customers' share divided equally between bill reductions and an accelerated amortization of stranded costs. The Rate Case decision did not adopt or impose a multi-year rate plan. The Rate Case decision recognizes that the revenue requirements determination for transmission investment, including the applicable return on equity, is within the jurisdiction of the FERC. UI's authorized return on equity for transmission investment is 10.75%.

On January 8, 2003, in a reopened proceeding requested by UI, the DPUC issued a decision making a technical change to the Rate Case decision, approving UI's proposed revenue transfer of $3.9 million annually from the competitive transition assessment to the delivery component of rates beginning with the September 26, 2002 effective date and continuing until the decision in UI's next rate case proceeding.

On November 27, 2002, UI filed with the DPUC a request that the DPUC reopen the Rate Case decision to adjust UI's revenue requirements for pension and postretirement benefits expenses in 2003 in excess of the amount

                              UIL HOLDINGS CORPORATION
approved in the Rate Case. On December 18, 2002, the DPUC denied UI's request, concluding that UI had not demonstrated "changed conditions" such that the Rate Case should be reopened, and stating that UI had the right to initiate a new rate case proceeding if it deemed such action necessary. UI asked the DPUC to reconsider this denial and, on January 22, 2003, the DPUC reopened the Rate Case proceeding for the limited purpose of determining whether there are changed conditions sufficient to warrant consideration of UI's revenue requirements for pension and postretirement benefits expenses in 2003. In February 2003, UI updated the estimate of its 2003 expense for these benefits to true-up asset values and certain census data for the 2002 plan year and to reflect updated assumptions. As a result, the adjustment to revenue requirements sought by UI has increased to $15.5 million. The DPUC has submitted interrogatories relating to the reopened docket and held a technical meeting on February 27, 2003. If the DPUC determines not to address the additional revenue requirements associated with pension and postretirement benefits expenses, UI intends to initiate a new rate case proceeding as soon as practicable. Absent any other actions, the additional pension and postretirement benefits expenses will prevent UI from earning its authorized 10.45% rate of return on equity in 2003.

PUBLIC ACT 98-28

In April 1998, the Connecticut legislature enacted Public Act 98-28 (the Restructuring Act), a statute designed to restructure the regulated electric utility industry. As a result of the Restructuring Act, the business of selling electricity directly to consumers has been opened to competition since January 2000. The business of delivering electricity remains with the incumbent franchised utility companies (including UI).

A major component of the Restructuring Act is the collection, by distribution companies, of a "competitive transition assessment," a "systems benefits charge," an "energy conservation and load management program charge" and a "renewable energy investment charge." The competitive transition assessment represents costs that have been reasonably incurred, or will be incurred, by distribution companies to meet their public service obligations, and that will likely not otherwise be recoverable in a competitive generation and supply market. These costs include above-market long-term purchased power contract obligations, regulatory asset recovery and above-market investments in power plants (stranded costs). The systems benefits charge represents public policy costs, such as generation decommissioning and displaced worker protection costs. Beginning in 2000, UI has collected the competitive transition assessment, the systems benefits charge, the energy conservation and load management program charge and the renewable energy investment charge from customers. The DPUC has an annual proceeding to review UI's collection of the competitive transition assessment and systems benefits charge for the prior year, and to establish the applicable competitive transition assessment charge and systems benefits charge for the next year. Because of overcollection of systems benefits charge revenues in 2001, and an expectation that such revenues will exceed systems benefits charge costs in 2002 and 2003, the DPUC has ordered that UI's systems benefits charge on customers' bills be reduced for 2003, with an offsetting increase to the competitive transition assessment charge.

Under the Restructuring Act, all Connecticut electricity customers are able to choose their electricity suppliers. Through December 31, 2003, UI is required to offer retail service to its customers under a regulated "standard offer" rate to each customer who does not choose an alternate electricity supplier, even though UI is no longer in the business of power generation. UI is also required under the Restructuring Act to provide back-up power supply service to customers whose alternate electricity supplier fails to provide power supply services for reasons other than the customers' failure to pay for such services. On December 28, 2001, UI entered into an agreement with Virginia Electric and Power Company for the supply of all of UI's standard offer generation service needs from January 1, 2002 through December 31, 2003, and for the supply of all of UI's generation service requirements for special contract customers through 2008. The Connecticut General Assembly, in its session that began in January 2003, is considering whether to extend the standard offer beyond 2003 and, if so, under what terms, and is also considering whether to make other changes to the 1998 restructuring legislation.

                              UIL HOLDINGS CORPORATION

SALE OF NUCLEAR GENERATION

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

The sale of UI's ownership in Millstone Unit 3 was consummated on March 31, 2001. UI's share of the proceeds from the sale, including nuclear fuel, was $34.4 million, before settlement of its decommissioning obligation. On January 13, 2003, the DPUC issued a draft decision on the Millstone Divestiture Plan - Disposition of Proceeds, which, if adopted, would have authorized UI to reduce its stranded costs balance by $16.7 million. The draft decision approved most of the accounting treatment proposed by UI but disallowed certain expenses that were applied to reduce net proceeds from the sale of Millstone Unit 3. UI submitted to the DPUC its exceptions to the draft decision in support of partial recovery of these costs and expects to take a similar position with regard to Seabrook Station. UI has accounted for the regulatory risk associated with the recovery of the expenses related to the sales of both Millstone Unit 3 and Seabrook Station, consistent with its position in the written exceptions filed with the DPUC. On February 27, 2003 the DPUC issued a decision on the Millstone Divestiture Plan, subject to appeal. The decision will not have a material impact on 2003 results.

The sale of Seabrook Station was consummated on November 1, 2002. The net proceeds from the sale of UI's ownership and leasehold interests in Seabrook Station were $157.8 million, of which $57.8 million was transferred directly from the buyer to the lessor and applied to the amounts necessary to terminate the Seabrook Lease Obligation. The net proceeds attributable to UI's direct ownership interest, including nuclear fuel and excluding settlement of its decommissioning obligation and transaction costs, were $100 million. The UI proceeds, along with an additional cash payment by UI of $31.2 million, were used to repay $208.9 million of Seabrook Lease Obligation Bonds, net of the redemption of UI's investment of $80.8 million in those bonds, plus accrued interest. UI also made payments totaling $20.8 million to settle its decommissioning obligation and transaction costs, along with an additional $6.4 million for various operating expenses and other adjustments. There are also approximately $72 million in tax benefits related to the sale of Seabrook Station and the termination of the Lease Obligation, of which approximately $29 million was realized in 2002 and $43 million will be realized in 2003.

In compliance with the Restructuring Act, the net-of-tax gain from the sale after termination of the Seabrook Lease Obligation that is in excess of the book value of the plant, as set by the DPUC based on its estimate of the market value of the plant, was used to reduce UI's stranded costs. This calculation is subject to review and true-up by the DPUC.

OTHER REGULATORY MATTERS

The DPUC is required by Connecticut law to initiate a proceeding whenever a work stoppage occurs at a public service company for a period of more than seven days. Because the unionized employees at UI were on strike from May 16, 2002 to June 9, 2002, the DPUC is conducting a proceeding to determine whether, as a result of the work stoppage, UI earned unreasonable profits and whether the quality of service to UI's customers was impaired. UI has submitted to the DPUC a post-strike analysis of the financial impact of the strike, together with a review of service quality metrics. UI has answered interrogatories submitted by the DPUC and the state's Office of Consumer Counsel. No time schedule has been set by the DPUC for this proceeding.

Under Connecticut law, the DPUC is required to conduct a management audit of each electric public service company having more than seventy-five thousand customers, no less frequently than once every six years. The last DPUC management audit of UI began in 1996 and concluded in 1997. In the third quarter of 2002 the DPUC

                              UIL HOLDINGS CORPORATION
commenced the management audit process for UI, and in January 2003, the consulting firm selected to assist the DPUC in its audit of UI submitted its final report to the DPUC. The final report includes recommendations of areas for further audit review. UI submitted comments to the DPUC in February 2003. Resolution of the audit recommendations is not expected at this time to have a material financial impact.

(D)  SHORT-TERM CREDIT ARRANGEMENTS

UIL Holdings has a money market loan arrangement with JPMorgan Chase Bank. This is an uncommitted short-term borrowing arrangement under which JPMorgan Chase Bank may make loans to UIL Holdings for fixed maturities from one day up to six months. JPMorgan Securities, Inc. acts as an agent and sells the loans to investors. The fixed interest rates on the loans are determined based on conditions in the financial markets at the time of each loan. As of December 31, 2002, UIL Holdings had $14 million outstanding under this arrangement.

UIL Holdings has a revolving credit agreement with a group of banks that extends to July 31, 2003. The borrowing limit of this facility is $100 million. The facility permits UIL Holdings to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits UIL Holdings to borrow money for fixed periods of time specified by UIL Holdings at fixed interest rates determined by the Eurodollar interbank market in London (LIBOR). If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of UIL Holdings and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to UIL Holdings under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of December 31, 2002, UIL Holdings had $25 million in short-term borrowings outstanding under this facility.

Xcelecom has a revolving credit agreement with two banks that expires on June 30, 2004. This agreement provides for a $35 million revolving loan facility, available to meet working capital needs and up to $5 million in capital equipment needs, and to support standby letters of credit issued by Xcelecom in the normal course of its business. Capital equipment loans under this facility can be converted to amortizing term loans with a maturity of up to four years. This agreement also provides for the payment of interest at a rate, at the option of Xcelecom, based on the agent bank's prime interest rate or LIBOR. As of December 31, 2002, the outstanding revolving working capital balance on this facility was $3 million. In addition, Xcelecom had $1.1 million of capital equipment funding that had been converted to term notes outstanding and standby letters of credit of $5.1 million outstanding at December 31, 2002. All borrowings outstanding under this agreement are secured solely by assets of Xcelecom and its subsidiaries.

APS has a revolving credit agreement with a bank that expired on June 28, 2002. The expiration date has been extended to March 10, 2003. This agreement provides for a $10 million working capital facility for APS and its subsidiaries, available for working capital needs, acquisitions of fixed assets in an aggregate amount not to exceed $4 million, and to make additional equity investments in acquired subsidiaries in an aggregate amount not to exceed $1 million. The terms of this agreement allow APS to select the interest rate on its short-term borrowings based on either the bank's prime interest rate or LIBOR. As of December 31, 2002, APS had $3.3 million in short-term borrowings outstanding under this agreement. In addition, APS had an outstanding letter of credit which is collaterized by $1.4 million borrowed under the APS facility at December 31, 2002. For the quarter ended December 31, 2002, APS did not comply with the tangible net worth covenant under this agreement and received a waiver of non-compliance from the bank.

APS is engaged in negotiations with a bank for a new $10 million credit agreement, with an expiration date of June 24, 2004, that will provide $10 million for working capital and corporate needs of APS and it subsidiaries and $5 million for capital equipment needs. The agreement is expected to support an additional $1.4 million standby letter of credit. All borrowings outstanding under this agreement would continue to be secured solely by assets of APS and its subsidiaries.

                              UIL HOLDINGS CORPORATION

Information with respect to short-term borrowings of UIL Holdings, Xcelecom and APS are as follows:

                                                                          2002      2001       2000
                                                                          ----      ----       ----
                                                                              (In Thousands)
UIL HOLDINGS
------------
Maximum aggregate principal amount of short-term borrowings
   outstanding at any month-end                                          $50,000  $129,000  $114,000
Average aggregate short-term borrowings outstanding during the year*     $19,771   $43,421   $42,511
Weighted average interest rate*                                             2.3%      5.8%      7.2%
Principal amounts outstanding at year-end                                $39,000   $18,000  $109,000
Annualized interest rate on principal amounts outstanding at year-end       2.1%      2.9%      7.6%
Fees*                                                                       $365      $297      $386

XCELECOM
--------
Maximum aggregate principal amount of short-term borrowings
   outstanding at any month-end                                          $13,965   $13,800         -
Average aggregate short-term borrowings outstanding during the year*      $6,804    $7,746         -
Weighted average interest rate*                                             2.6%      3.3%         -
Principal amounts outstanding at year-end                                 $3,050   $12,930         -
Annualized interest rate on principal amounts outstanding at year-end       3.1%      2.7%         -
Fees*                                                                       $119       $25         -

APS
---
Maximum aggregate principal amount of short-term borrowings
   outstanding at any month-end                                           $3,810      $824      $500
Average aggregate short-term borrowings outstanding during the year*      $1,839      $143       $29
Weighted average interest rate*                                             4.7%      5.1%      9.7%
Principal amounts outstanding at year-end                                 $3,260      $685       $ -
Annualized interest rate on principal amounts outstanding at year-end       4.3%      4.8%         -
Fees*                                                                        $20       $36       $11

* Average short-term borrowings represent the sum of daily borrowings outstanding, weighted for the number of days outstanding and divided by the number of days in the period. The weighted average interest rate is determined by dividing interest expense by the amount of average borrowings. Fees are excluded from the calculation of the weighted average interest rate.

                              UIL HOLDINGS CORPORATION

(E) INCOME TAXES

                                                     2002              2001            2000
                                                     ----              ----            ----
                                                                  (In Thousands)
Income tax expense consists of:
Income tax provisions:
  Current
              Federal                                 $ (25,476)       $ 55,706        $ 31,650
              State                                      (5,389)         11,196           6,679
                                                ----------------    ------------    ------------
                 Total current                          (30,865)         66,902          38,329
                                                ----------------    ------------    ------------
  Deferred
              Federal                                    56,343         (14,083)          9,152
              State                                      11,349          (3,970)          1,283
                                                ----------------    ------------    ------------
                 Total deferred                          67,692         (18,053)         10,435
                                                ----------------    ------------    ------------

  Investment tax credits                                   (564)           (658)           (735)
                                                ----------------    ------------    ------------

     Total income tax expense                          $ 36,263        $ 48,191        $ 48,029
                                                ================    ============    ============

Income tax components charged as follows:
  Operating tax expense                                $ 38,239        $ 52,368        $ 52,298
  Nonoperating tax expense                               (1,976)         (4,177)         (4,269)
                                                ----------------    ------------    ------------

     Total income tax expense                          $ 36,263        $ 48,191        $ 48,029
                                                ================    ============    ============


The following table details the components of
 the deferred income taxes:
     Gain on sale of utility property                    $ (280)       $ (9,680)            $ -
     Seabrook sale/leaseback transaction                  8,525          (2,546)         (2,599)
     Seabrook lease buyout                               28,156               -               -
     Seabrook II Sale                                    (1,885)              -               -
     Pension benefits                                     2,189             729           6,878
     Accelerated depreciation                              (335)         (2,891)         (3,006)
     Tax depreciation on unrecoverable plant
         investment                                      34,805             202             235
     Unit overhaul and replacement power costs                -             939             326
     Conservation and load management                      (107)           (107)           (107)
     Displaced worker protection costs                     (956)           (333)           (909)
     Bond redemption costs                               (1,026)         (1,026)           (585)
     Cancelled nuclear project                             (467)           (467)           (467)
     Restructuring costs                                   (538)           (538)          1,132
     Regulatory deferrals                                 1,570             804           9,210
     Other - net                                         (1,959)         (3,139)            327
                                                ----------------    ------------    ------------

Deferred income taxes - net                            $ 67,692       $ (18,053)       $ 10,435
                                                ================    ============    ============

                              UIL HOLDINGS CORPORATION

Total income taxes differ from the amounts computed by applying the federal statutory tax rate to income before taxes. The reasons for the differences are as follows:

                                                                    2002             2001             2000
                                                                    ----             ----             ----
                                                                                (In Thousands)
Computed tax at federal statutory rate                             $28,073         $37,644           $38,075
Increases (reductions) resulting from:
  ITC taken into income                                               (564)           (658)             (735)
  Allowance for equity funds used during construction                 (433)           (393)             (402)
  Amortization of regulatory asset                                  11,345          14,000            14,433
  Book depreciation in excess of non-normalized tax depreciation    (3,000)         (3,445)           (3,565)
  State income taxes, net of federal income tax benefits             3,874           4,697             5,176
  Other items - net                                                 (3,032)         (3,654)           (4,953)
                                                                 ----------------------------------------------

       Total income tax expense                                    $36,263         $48,191           $48,029
                                                                 ==============================================

Book income before income taxes                                    $80,210        $107,554          $108,786
                                                                 ==============================================

Effective income tax rates                                           45.2%           44.8%             44.1%
                                                                 ==============================================

As a result of the sale of UI's ownership and leasehold interest in Seabrook Station and the termination of the associated Seabrook Lease Obligation, UIL Holdings incurred a net operating loss for the year 2002 of approximately $73 million for tax purposes that will be carried forward and utilized in 2003. This will result in future cash tax reductions of approximately $45 million, of which approximately $42.8 million is from the sale of Seabrook Station and the termination of the Seabrook Lease Obligation.

At December 31, 2002, UIL Holdings had deferred tax liabilities for taxable temporary differences of $320 million and deferred tax assets for deductible temporary differences of $94 million, resulting in a net deferred tax liability of $226 million. Significant components of deferred tax liabilities and assets were as follows: tax liabilities on book/tax plant basis differences and on the cumulative amount of income taxes on temporary differences previously flowed through to ratepayers, $167 million, tax liabilities on normalization of book/tax depreciation timing differences, $107 million, tax assets on 2002 net operating loss carryforward, $45 million, and tax assets on minimum pension provision, $18 million.

                              UIL HOLDINGS CORPORATION

(F)  SUPPLEMENTARY INFORMATION

                                                               2002          2001             2000
                                                               ----          ----             ----
                                                                        (In Thousands)
OPERATING REVENUES
------------------
Utility
    Retail                                                  $ 639,025     $ 627,178        $ 602,347
    Wholesale                                                  58,249        61,570           67,990
    Proceeds from Millstone Unit 3 settlement                       -             -           14,960
    Other                                                      30,259        26,070           19,394
Non-utility business unit revenues
    American Payment Systems                                   93,699        58,649           37,940
    Xcelecom                                                  310,044       312,556          138,267
    Other/Eliminations                                           (254)         (177)             (43)
                                                          ------------  ------------    -------------

         Total Operating Revenues                          $1,131,022    $1,085,846        $ 880,855
                                                          ============  ============    =============

SALES BY CLASS(MEGAWATT-HOURS) - UNAUDITED
------------------------------------------
    Retail
    Residential                                             2,247,196     2,119,976        2,056,366
    Commercial                                              2,465,711     2,476,027        2,403,212
    Industrial                                              1,021,586     1,082,394        1,146,295
    Other                                                      46,517        46,073           47,852
                                                          ------------  ------------    -------------
                                                            5,781,010     5,724,470        5,653,725
    Wholesale                                               1,812,531     2,030,365        2,237,805
                                                          ------------  ------------    -------------
         Total Sales by Class                               7,593,541     7,754,835        7,891,530
                                                          ============  ============    =============

DEPRECIATION AND AMORTIZATION
-----------------------------
    Utility property, plant, and equipment                   $ 26,336      $ 25,549         $ 24,575
    Non-utility business property, plant and equipment          6,051         3,878            3,278
    Nuclear Decommissioning                                     2,241         3,384            3,986
                                                          ------------  ------------    -------------
         Total Depreciation                                    34,628        32,811           31,839
                                                          ------------  ------------    -------------
    Amortization of intangibles, including goodwill             1,963         4,456            1,439
    Amortization of nuclear plant regulatory assets            28,479        27,650            2,851
    Amortization of purchase power contracts                   24,014        26,115           26,744
    Amortization of other regulatory assets                     5,873         3,924            5,668
    Amortization of cancelled plant                             1,172         1,172            1,172
                                                          ------------  ------------    -------------
         Total Amortization                                    61,501        63,317           37,874
                                                          ------------  ------------    -------------
         Total Depreciation and Amortization                 $ 96,129      $ 96,128         $ 69,713
                                                          ============  ============    =============

TAXES - OTHER THAN INCOME TAXES
-------------------------------
    Operating:
       Connecticut gross earnings                            $ 28,293      $ 26,661         $ 23,715
       Local real estate and personal property                 11,782        12,334           13,939
       Payroll taxes                                            6,597         6,154            5,402
                                                          ------------  ------------    -------------
         Total Taxes - Other than Income Taxes               $ 46,672      $ 45,149         $ 43,056
                                                          ============  ============    =============

OTHER INCOME AND (DEDUCTIONS), NET
----------------------------------
    Interest income                                             $ 314         $ 692          $ 1,723
    Allowance for funds used during construction                2,220         1,913            2,609
    Equity earnings from Connecticut Yankee                       818           288            1,913
    Non-utility business passive income (expense)              (5,299)        6,134            4,126
    Non-utility business opportunities                              -          (403)          (2,581)
    Miscellaneous other income and (deductions) - net              76        (2,236)          (4,451)
                                                          ------------  ------------    -------------
         Total Other Income and (Deductions), net            $ (1,871)      $ 6,388          $ 3,339
                                                          ============  ============    =============

OTHER INTEREST, NET
-------------------
    Notes Payable                                               $ 459       $ 2,507          $ 3,078
    Other                                                       1,357         2,347            2,175
                                                          ------------  ------------    -------------
         Total Other Interest, net                            $ 1,816       $ 4,854          $ 5,253
                                                          ============  ============    =============

                              UIL HOLDINGS CORPORATION

(G)  PENSION AND OTHER BENEFITS

UI's qualified pension plan covers substantially all of its employees, the employees of UIL Holdings and APS, and certain management employees of Xcelecom and UCI. UI also has a non-qualified supplemental plan for certain executives and a non-qualified retiree-only plan for certain early retirement benefits. The net pension expense (income) for these plans for 2002, 2001 and 2000 was $6.7 million, $0.8 million, and $(14.7) million, respectively.

Funding policy for the qualified plan is to make annual contributions that satisfy the minimum funding requirements of ERISA but that do not exceed the maximum deductible limits of the Internal Revenue Code. These amounts are determined each year as a result of an actuarial valuation of the plan. In 2000, $2.5 million was contributed for 1999 funding requirements. In 2001, $2.6 million was contributed for 2000 funding requirements. Due to IRS limitations regarding tax deductibility, UI did not make a contribution for the 2001 plan year. In 2002, $12.2 million was contributed for the 2002 funding requirements. UI has established a supplemental retirement benefit trust and through this trust purchased life insurance policies on officers of UI to fund the future liability under the supplemental plan. The cash surrender value of these policies is included in Other Property and Investments on the Consolidated Balance Sheet.

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

For funding purposes, UI established a Voluntary Employees' Benefit Association Trust (VEBA) to fund OPEB for UI's union employees. Approximately 43% of UI's employees are represented by Local 470-1, Utility Workers Union of America, AFL-CIO, for collective bargaining purposes. UI established a 401(h) account in connection with the qualified pension plan to fund OPEB for UI's non-union employees who retire on or after January 1, 1994. The funding policy assumes contributions to these trust funds to be the total OPEB expense calculated under SFAS No. 106, adjusted to reflect a share of amounts expensed as a result of voluntary early retirement programs minus pay-as-you-go benefit payments for pre-January 1, 1994 non-union retirees, allocated in a manner that minimizes current income tax liability, without exceeding maximum tax deductible limits. In accordance with this policy, UI did not make contributions to the union VEBA in 2002, 2001 and 2000. In 2002, UI contributed $0.8 million to the 401(h) account. UI did not make a contribution to the 401(h) account in 2001. UI contributed $0.2 million to the 401(h) account in 2000. Plan assets for both the union VEBA and 401(h) account consist primarily of equity and fixed-income securities.

The following table represents the change in benefit obligation, change in plan assets and the respective funded status of UI's pension and postretirement plans as of December 31, 2002 and 2001.

                              UIL HOLDINGS CORPORATION

                                                                         AT DECEMBER 31,
                                                          PENSION BENEFITS         OTHER POSTRETIREMENT BENEFITS
                                                        2002           2001            2002              2001
                                                        ----           ----            ----              ----
                                                                           (In Thousands)
CHANGE IN BENEFIT OBLIGATION
   Benefit obligation at beginning of year            $247,992       $233,840          $34,187          $32,710
   Service cost                                          5,043          4,415              528              477
   Interest cost                                        17,768         17,241            2,811            2,385
   Amendments                                            1,312              -           (2,118)               -
   Actuarial (gain) loss                                19,836         13,591           16,154            1,034
   Settlements, curtailments and other                  (1,146)        (2,615)               -              134
                                                  ---------------------------------------------------------------
   Benefits paid (including expenses)                  (17,867)       (18,480)          (3,221)          (2,553)
                                                  ---------------------------------------------------------------
   Benefit obligation at end of year                  $272,938       $247,992          $48,341          $34,187
                                                  ===============================================================

CHANGE IN PLAN ASSETS
   Fair value of plan assets at beginning of year     $212,000       $247,040          $19,327          $20,534
   Actual return on plan assets                        (19,957)       (19,299)          (1,342)             749
   Employer contributions                               12,437          5,085            1,624              597
   Benefits paid (including expenses)                  (17,867)       (20,826)          (3,221)          (2,553)
                                                  ---------------------------------------------------------------
   Fair value of plan assets at end of year           $186,613       $212,000          $16,388          $19,327
                                                  ===============================================================

Funded Status at December 31:
   Projected benefits (less than) greater than
        plan assets                                    $86,325        $35,992          $31,953          $14,860
   Unrecognized prior service cost                     (10,213)       (10,026)           1,737             (258)
   Unrecognized transition asset                         2,632          3,687           (9,878)         (10,936)
   Unrecognized net gain (loss) from past
        experience                                     (88,684)       (32,362)         (16,308)           2,547
                                                  ---------------------------------------------------------------
   (Prepaid)/accrued benefit obligation                $(9,940)       $(2,709)          $7,504           $6,213
                                                  ===============================================================

Amounts recognized in the Consolidated Balance
Sheet consist of:
   Prepaid benefit cost                                $     -        $(2,709)          $    -           $    -
   Accrued benefit liability                            44,857              -            7,504            6,213
   Intangible asset                                    (10,400)             -                -                -
   Accumulated other comprehensive income              (44,397)             -                -                -
                                                  ---------------------------------------------------------------
Net amount recognized                                  $(9,940)       $(2,709)          $7,504           $6,213
                                                  ===============================================================

The following actuarial assumptions were used
in calculating the benefit obligations at
December 31:
   Discount rate                                         6.75%            7.25%           6.75%            7.25%
   Average wage increase                                 4.50%            4.50%           4.50%            4.50%
   Health care cost trend rate                            N/A              N/A            7.30%            5.50%

                              UIL HOLDINGS CORPORATION

         The components of net periodic benefit cost are:

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                   PENSION BENEFITS        OTHER POSTRETIREMENT BENEFITS
                                                 2002           2001            2002              2001
                                                 ----           ----            ----              ----
                                                                   (In Thousands)
Components of net periodic benefit cost:
   Service cost                                    $5,043       $4,415               $528           $477
   Interest cost                                   17,768       17,241              2,811          2,385
   Expected return on plan assets                 (19,311)     (22,821)            (1,810)        (1,860)
   Amortization of:
      Prior service costs                           1,125        1,172               (122)            11
      Transition obligation (asset)                (1,054)      (1,054)             1,058          1,090
      Actuarial (gain) loss                         2,527         (424)               493           (518)
   Settlements and curtailments                       653        2,256                  -            210
                                                 ---------------------------------------------------------
   Net periodic benefit cost                       $6,751         $785             $2,958         $1,795
                                                 =========================================================

The following actuarial assumptions were used in
 calculating net periodic benefit cost:
   Discount rate                                   6.75%         7.25%              6.75%          7.25%
   Average wage increase                           4.50%         4.50%              4.50%          4.50%
   Return on plan assets                           9.50%         9.50%              9.50%          9.50%
   Health care cost trend rate                      N/A           N/A               7.30%          5.50%

A one percentage point change in the assumed health care cost trend rate would have the following effects:

                                                 1% INCREASE       1% DECREASE
                                                 -----------       -----------
                                                         (In Thousands)
Aggregate service and interest cost components       $429             $(353)

Accumulated postretirement benefit obligation      $6,069           $(4,917)

UI has a 401(k)/Employee Stock Ownership Plan (KSOP) in which substantially all of its employees, the employees of UIL Holdings, APS and UCI, are eligible to participate. The KSOP enables employees to defer receipt of a portion of their compensation, up to statutory limits, and to invest such funds in a number of investment alternatives. Matching contributions are made to the KSOP, in the form of UIL Holdings' common stock, based on each employee's salary deferrals in the KSOP. Through December 31, 2002, the matching contribution equaled fifty cents for each dollar of the employee's compensation deferred, but not more than 3 3/8% of the employee's annual salary. Matching contributions to the KSOP during 2002, 2001 and 2000 were $1.7 million, $1.6 million and $1.8 million, respectively. Beginning January 1, 2003, the matching contribution to the KSOP will be 100% of the first 3% of employee compensation deferred and 50% of the next 2% deferred. The maximum match will be 4% of annual salary and all matching contributions will continue to be made in the form of UIL Holdings' common stock.

UIL Holdings pays dividends on the shares of stock in the KSOP to the participant and UIL Holdings receives a tax deduction for the dividends paid. Through December 31, 2002, contributions made to the KSOP were equal to 25% of the dividends paid to each participant. Annual contributions of $0.3 million were made in 2002, 2001 and 2000. Effective January 1, 2003, UIL Holdings will no longer make these contributions.

                              UIL HOLDINGS CORPORATION

Certain of Xcelecom's subsidiaries make contributions to union-administered benefit funds, which cover the majority of the subsidiaries' union employees. Governmental regulations require that, in the event of plan termination or employer withdrawal, an employer may be liable for a portion of the plan's unfunded vested benefits, if any. Xcelecom is not aware of any liabilities resulting from unfunded vested benefits related to union-administered benefit plans. Xcelecom does not anticipate withdrawal from the plans, nor is Xcelecom aware of any expected plan terminations.

In December of 2001, Xcelecom established the Xcelecom, Inc. 401(k) Plan. Upon establishment, Xcelecom merged each of the separate subsidiary non-union retirement plans into this single company-wide plan in a staged manner. Beginning on January 1, 2002, Xcelecom non-union employees in subsidiaries merged into this plan are eligible to participate upon completing six months of service and attaining age twenty-one. Participants become vested in matching contributions immediately upon entry into the plan. Xcelecom makes matching contributions equal to 100% of the first 3% of employee salary deferred and 50% of any salary deferrals that exceed 3% but do no exceed 5% of the participant's compensation.

Certain of Xcelecom's subsidiaries maintained separate defined contribution employee retirement plans for part or all of 2002, pending merger into Xcelecom's 401(k) Plan. These plans are open to certain employees after various lengths of service. Employee contributions and employer matching contributions occur at different rates, and the matched portions of the funds vest over a period of years. Contributions for the profit sharing portion of the Plans are generally at the discretion of the individual subsidiary.

(H)  UNAMORTIZED CANCELLED NUCLEAR PROJECT

From December 1984 through December 1992, UI had been recovering its investment in Seabrook Unit 2, a partially constructed nuclear generating unit that was cancelled in 1984, over a regulatory approved ten-year period without a return on its unamortized investment. In a 1992 rate decision, the DPUC adopted a proposal by UI to write off its remaining investment in Seabrook Unit 2, beginning January 1, 1993, over a 24-year period, corresponding with the flowback of certain Connecticut Corporation Business Tax (CCBT) credits. This decision allows UI to retain the Seabrook Unit 2/CCBT amounts for ratemaking purposes, with the accumulated CCBT credits not deducted from rate base during the 24-year period of amortization in recognition of a longer period of time for amortization of the Seabrook Unit 2 balance. Unit 2 was sold on November 1, 2002. As a result of reducing its remaining unamortized investment in Seabrook Unit 2 with related proceeds from the sale, UI expects its investment to be fully amortized by the end of 2003.

(I)  LEASE OBLIGATIONS

UIL Holdings and its wholly-owned direct and indirect subsidiaries have lease arrangements for data processing equipment, office equipment, vehicles and office space, including the lease of a distribution service facility that is recognized as a capital lease. The gross amount of assets recorded under the capital lease and the related obligation of this lease as of December 31, 2002 are recorded on the Consolidated Balance Sheet.

                              UIL HOLDINGS CORPORATION

Future minimum lease payments under the capital lease are estimated to be as follows:

                                                       (In Thousands)

        2003                                                   $1,696
        2004                                                   16,000  (1)
        2005                                                        -
        2006                                                        -
        2007 - after                                                -
                                                      ----------------
 Total minimum capital lease payments                          17,696
       Less:  Amount representing interest                      2,408
                                                      ----------------
 Present value of minimum capital lease payments              $15,288
                                                      ================

(1) Represents anticipated buyout option payment in connection with the Electric System Work Center property.

Capitalization of leases on UI's books has no impact on income, since the sum of the amortization of a leased asset and the interest on the lease obligation equals the rental expense allowed for ratemaking purposes.

Operating leases, which are charged to operating expense, consist principally of leases of office space and facilities and a wide variety of equipment. The most significant operating lease is that of UI's corporate headquarters. The future minimum lease payments under these operating leases is estimated to be as follows:

                                        (In Thousands)

                     2003                      $11,825
                     2004                       11,770
                     2005                       12,375
                     2006                       10,922
                     2007 - after               64,481
                                       ----------------
                       Total                  $111,373
                                       ================

Rental payments charged to operating expenses in 2002, 2001 and 2000, including rental payments for its corporate headquarters, were $13.8 million, $13.0 million and $11.3 million, respectively.

(J)  COMMITMENTS AND CONTINGENCIES

OTHER COMMITMENTS AND CONTINGENCIES

                               CONNECTICUT YANKEE

On December 4, 1996, the Board of Directors of the Connecticut Yankee Atomic Power Company (Connecticut Yankee) voted unanimously to retire the Connecticut Yankee nuclear plant (the Connecticut Yankee Unit) from commercial operation. UI has a 9.5% stock ownership share in Connecticut Yankee. The power purchase contract under which UI had purchased its 9.5% entitlement to the Connecticut Yankee Unit's power output permits Connecticut Yankee to recover 9.5% of all of its costs from UI. A decision by the FERC that became effective on August 1, 2000 allows Connecticut Yankee to collect through the power contracts with the unit's owners the FERC-approved decommissioning costs, other costs associated with the permanent shutdown of the Connecticut Yankee Unit, the unrecovered investment in the Connecticut Yankee Unit, and a return on equity of 6%.

                              UIL HOLDINGS CORPORATION

As part of an ongoing review process, management of Connecticut Yankee prepared revised estimates of the cost of decommissioning the Connecticut Yankee Unit. The estimated costs of decommissioning the Connecticut Yankee Unit have increased by approximately $150 million over prior estimates. The new estimates are attributable mainly to increases in the projected costs of spent fuel storage, security, and liability and property insurance. UI's 9.5% ownership share of the increased costs would be approximately $14.25 million.

To the extent that the new estimates described above are related to spent fuel storage, they could be affected by the outcome of an ongoing dispute between the federal Department of Energy (DOE) and several utilities and states. Under the Nuclear Waste Policy Act of 1982 (the Act), the DOE is required to design, license, construct and operate a permanent repository for high-level radioactive waste and spent nuclear fuel. The Act requires the DOE to provide for the disposal of spent nuclear fuel and high-level waste from commercial nuclear plants through contracts with the owners. In return for payment of established disposal fees, the federal government was required to take title to and dispose of the utilities' high-level waste and spent nuclear fuel beginning no later than January 1998. After the DOE announced that its first high-level waste repository will not be in operation earlier than 2010, several utilities and states obtained a judicial declaration that the DOE has a statutory responsibility to take title to and dispose of high-level waste and spent nuclear fuel beginning in January 1998. Although the federal government now concedes that its failure to begin disposing of high-level waste and spent nuclear fuel in January 1998 constituted a breach of contract, it continues to dispute that the entities with which it had contracts are entitled to damages.

The new estimates will be revised from time to time based on information available to Connecticut Yankee regarding future costs. Prior cost estimates have been included in Connecticut Yankee's FERC approved rates. UI expects Connecticut Yankee to seek recovery of these increases in rate applications to be filed in due course with the FERC, with any resulting adjustments being charged to their respective sponsors including UI. The timing, amount and outcome of these filings cannot be predicted at this time. UI would expect in turn to seek recovery of its respective share of any allowed increases from ratepayers through appropriate state and federal rate proceedings.

                                  HYDRO-QUEBEC

UI is a participant in the Hydro-Quebec transmission intertie facility linking New England and Quebec, Canada. UI has a 5.45% participating share in Phase I and Phase II of this facility, which in aggregate have a maximum 2000 megawatt equivalent generation capacity value. UI is obligated to furnish a guarantee for its participating share of the debt financing for the Phase II facility. As of December 31, 2002, UI's guarantee liability for this debt was approximately $4.4 million.

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

             SITE DECONTAMINATION, DEMOLITION AND REMEDIATION COSTS

As a result of a 1992 DPUC retail rate decision, since January 1, 1993, UI had been recovering through retail rates $1.075 million per year of environmental remediation costs for decontaminating its demolished Steel Point Station property in Bridgeport. As a result of the Rate Case decision dated September 26, 2002, UI will recover the remaining $3.0 million of these costs ratably during the 2002 through 2004 time period. This reflects the remaining

                              UIL HOLDINGS CORPORATION
cost of cleaning up the property, assuming a zero sales value. Final costs will be offset by any sale price realized, and will be subject to regulatory true-up upon disposition of the property.

Subsequent to the demolition of Steel Point Station, the adjacent East Main Street Substation was removed at the request of the City of Bridgeport. UI will undertake an environmental subsurface investigation of the former substation site, but potential environmental remediation costs, if any, cannot be estimated at this time.

Concurrent with the removal of the East Main Street Substation in 2000, the Congress Street Substation was expanded to replace it. Of the total cost, $10.6 million is reimbursable from the City of Bridgeport. UI expects that the receivable will be collectible from the City of Bridgeport through anticipated redevelopment grants or similar funding by the State of Connecticut. The City of Bridgeport has included these costs in its request to the State of Connecticut for funding. UI is also replacing portions of the bulkhead at the Steel Point Station property. The work is expected to cost approximately $6.4 million and is currently expected to be completed in 2004. Such costs are expected to be reimbursed by the City of Bridgeport.

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

On April 16, 1999, UI closed on the sale of its Bridgeport Harbor Station and New Haven Harbor Station generating plants in compliance with Connecticut's electric utility industry restructuring legislation. Environmental assessments performed in connection with the marketing of these plants indicate that substantial remediation expenditures will be required in order to bring the plant sites into compliance with applicable minimum Connecticut environmental standards. The purchaser of the plants has agreed to undertake and pay for the remediation of the purchased properties. With respect to the portion of the New Haven Harbor Station site that UI has retained, UI has performed an additional environmental analysis and estimates that approximately $3.2 million in remediation expenses will be incurred. The required remediation is virtually all on transmission-related property; and UI accrued these estimated expenses during the third quarter of 2002.

From 1961 to 1976, UI owned a parcel of property in Derby, Connecticut, on which it operated an oil-fired electric generating unit. For several years, the Connecticut Department of Environmental Protection has been remediating a migration of fuel oil contamination from a neighboring parcel of property into the adjacent Housatonic River. Although, based on its own investigation to date, UI believes it has no responsibility for this contamination, if regulatory agencies determine that UI is responsible for the cost of these remediation activities, UI may experience substantial costs, no estimate of which is currently available.

                      CLAIM OF ENRON POWER MARKETING, INC.

UI's agreement with VEPCO for standard offer generation service replaces an earlier wholesale power agreement and other related agreements with Enron Power Marketing, Inc. (EPMI), originally intended to supply all of the power needed to meet UI's standard offer obligations until the end of the standard offer period (the Agreements). Following EPMI's bankruptcy filing on December 2, 2001, UI terminated the Agreements in accordance with their terms, effective January 1, 2002, in reliance upon provisions of the Bankruptcy Code that permit termination of such

                              UIL HOLDINGS CORPORATION
contracts. The Agreements permitted UI to calculate its gains and losses resulting from the termination, and globally to net these gains and losses against one another, and against any other amounts that UI owed to EPMI under the Agreements, to arrive at a single sum. EPMI, however, commenced on January 31, 2003 an adversary proceeding against UI and UIL Holdings in the EPMI bankruptcy, ENRON POWER MARKETING, INC. V. THE UNITED ILLUMINATING COMPANY, ET AL., ADVERSARY PROCEEDING NO. 03-02065 (Bankr. S.D.N.Y.). UIL Holdings was sued as the guarantor of UI's financial obligations under the Agreements. EPMI contends that UI was not entitled to offset, against any losses UI suffered from the termination of the Agreements, any amounts owing to EPMI for power delivered to UI after the date EPMI filed for bankruptcy. The amount of the allegedly improper setoff that EPMI seeks to recover in the adversary proceeding is approximately $8.2 million, plus interest and attorneys' fees.

                                   CROSS-SOUND

As of December 31, 2002, UCI's 25% share of the actual project cost for the Cross-Sound cable was $31.1 million. UCI provided a guarantee to Hydro-Quebec for UCI's participating share of the construction costs, and UIL Holdings provided a separate guarantee of UCI's obligation. The bulk of the project costs had been financed through the constructor of the project. As of December 31, 2002, UCI's 25% share of the estimated total final cost of the project is $34.6 million. In December 2002, UCI provided an equity infusion of $2.9 million. In February 2003, UCI provided an additional equity infusion of $6.9 million, and UIL Holdings loaned the project $22.7 million to repay the constructor financing. The guarantees described above were terminated when the constructor financing was repaid. New guarantees of $3.8 million, in support of Hydro-Quebec's guarantees to third parties in connection with the construction of the project have been provided. Upon commercial operation, the UIL Holdings' loan is expected to be refinanced with external project financing. UCI will be responsible for 25% of any additional cost of project completion over the estimated amount.

(K)  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of UIL Holdings' financial instruments are as follows:

                                                           2002                       2001
                                                           ----                       ----
                                                  CARRYING        FAIR        CARRYING        FAIR
                                                   AMOUNT         VALUE        AMOUNT         VALUE
                                                  --------        -----       --------        -----
                                                    (In Thousands)              (In Thousands)
Unrestricted cash and temporary cash investments    $20,568      $20,568       $29,500       $29,500

Long-term debt (1)(2)(3)                           $495,460     $512,297      $470,460      $475,372

(1) 2001 amounts exclude the obligation under the Seabrook Unit 1 sale/leaseback agreement.
(2) The fair value of UIL Holdings' long-term debt is estimated by investment bankers based on market conditions at December 31, 2002 and 2001, respectively.
(3)  See Note (B), "Capitalization - Long-Term Debt."

                             UIL HOLDINGS CORPORATION

 (L)  QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for 2002 and 2001 are set forth below:

                    OPERATING    OPERATING      NET       EARNINGS PER SHARE
                    REVENUES      INCOME       INCOME     OF COMMON STOCK(1)
                    ---------    ---------     ------     -------------------
                              (In Thousands)               Basic      Diluted
                                                           -----      -------
2002
----
    First Quarter   $258,336      $27,973     $ 9,569      $0.68        $0.67
    Second Quarter   284,288       31,488       9,140       0.64         0.64
    Third Quarter    321,083       47,006      21,807       1.53         1.53
    Fourth Quarter   267,315       14,859       3,431       0.24         0.24

2001
----
    First Quarter   $242,198      $28,846     $ 9,476      $0.67        $0.67
    Second Quarter   262,509       36,955      15,220       1.08         1.08
    Third Quarter    313,613       53,439      24,929       1.77         1.76
    Fourth Quarter   267,526       25,465       9,738       0.69         0.68

                              --------------------

(1) Based on weighted average number of shares outstanding each quarter.

(M)  SEGMENT INFORMATION

UIL Holdings has three segments, UI, its regulated electric utility business engaged in the purchase, transmission, distribution and sale of electricity, Xcelecom, its non-utility, indirect, wholly-owned subsidiary, which provides specialized contracting services in the electrical, mechanical, communications and data network infrastructure industries, and APS, its non-utility, indirect, wholly-owned subsidiary, which provides a variety of financial products and services, including walk-in bill payments, prepaid telephony products and prepaid stored value cards. Revenues from inter-segment transactions are not material. All of UIL Holdings' revenues are derived in the United States.

The following table reconciles certain segment information with that provided in UIL Holdings' Consolidated Financial Statements. In the table, Other includes the information for the remainder of UIL Holdings' non-utility businesses and inter-segment eliminations.

                                      2002           2001
                                      ----           ----
 Total Assets                           (In Thousands)
 ------------
     UI                            $1,403,283    $1,536,802
     Xcelecom                         195,721       180,794
     APS                              123,037       123,610
     Other                             58,770        22,725
                                 ----------------------------
        Total UIL Holdings         $1,780,811    $1,863,931
                                 ============================

                              UIL HOLDINGS CORPORATION

                                     2002           2001            2000
                                      ----           ----            ----
Revenues from External Customers                (In Thousands)
--------------------------------
    UI                               $727,533      $714,818       $704,691
    Xcelecom                          310,044       312,556        138,267
    APS                                93,699        58,649         37,940
    Other                                (254)         (177)           (43)
                                 --------------------------------------------
       Total UIL Holdings          $1,131,022    $1,085,846       $880,855
                                 ============================================

                                     2002           2001            2000
                                     ----           ----            ----
Income (Loss) before Income Taxes               (In Thousands)
---------------------------------
    UI                                $96,865      $102,971       $108,039
    Xcelecom                            2,387        10,869          3,944
    APS                                (3,020)         (224)         3,327
    Other                             (16,022)       (6,062)        (6,524)
                                 --------------------------------------------
       Total UIL Holdings             $80,210      $107,554       $108,786
                                 ============================================


(N)  GOODWILL AND OTHER INTANGIBLE ASSETS

As of December 31, 2002, and 2001, UIL Holdings maintains $76.1 million and $63.5 million, respectively, of goodwill related to its non-utility businesses that is no longer being amortized, and $7.8 million and $1.4 million, at December 31, 2002 and 2001, respectively, of identifiable intangible assets that continue to be amortized.

A summary of UIL Holdings' goodwill as of December 31, 2002 is as follows:

                                                                        American
                                                                         Payment
(Thousands of Dollars)                                       Xcelecom    Systems    Total
                                                          ----------------------------------
Balance, January 1, 2002                                     $56,974      $6,482   $63,456

Goodwill acquired during the year ended December 31, 2002      9,983       2,654    12,637
                                                          ----------------------------------
Balance, December 31, 2002                                   $66,957      $9,136   $76,093
                                                          ==================================

There were no impairments to the goodwill balances recognized during the year ended December 31, 2002.

                              UIL HOLDINGS CORPORATION

As of December 31, 2002 and 2001, UIL Holdings' intangible assets and related accumulated amortization consisted of the following:

                                                As of December 31, 2002
                                          -----------------------------------
                                                     Accumulated     Net
(Thousands of Dollars)                      Gross   Amortization   Balance
                                          -----------------------------------
Intangible assets subject to amortization:
Agent listing                              $5,577      $  687      $4,890
Non-compete agreements                      1,485       1,057         428
Backlog                                       256         214          42
Employee sales force                          150         113          37
Trade name                                    100          76          24
Finder fee                                    200          67         133
                                          -----------------------------------
Total                                      $7,768      $2,214      $5,554
                                          ===================================


                                                   As of December 31, 2001
                                          -----------------------------------
                                                      Accumulated      Net
(Thousands of Dollars)                      Gross    Amortization    Balance
                                          -----------------------------------
Intangible assets subject to amortization:
Non-compete agreements                     $  640         $105         $535
Agent listing                                 500          209          291
Employee sales force                          150           62           88
Trade name                                    100           42           58
                                          -----------------------------------
Total                                      $1,390         $418         $972
                                          ===================================


The intangible asset balance is included in Other Deferred Charges on the Consolidated Balance Sheet.

UIL Holdings recorded amortization expense of $1.8 million for 2002 related to these intangible assets. Assuming there are no acquisitions or dispositions that occur in the future, the estimated amortization expense for the years 2003 through 2007 is approximately $1.8 million per year.

The elimination of goodwill amortization in 2002 increased earnings per share by approximately $0.15 for the year, compared to 2001. For 2001 and 2000, UIL Holdings' net income, adjusted to exclude the effect of amortization of goodwill during those periods, was $61.8 million and $62.2 million, respectively. Basic and diluted earnings per share for UIL Holdings, adjusted to exclude the effect of amortization of goodwill during 2001 and 2000, were $4.39 per share and $4.42 per share, respectively.

PRICEWATERHOUSE COOPERS
--------------------------------------------------------------------------------
                                        PricewaterhouseCoopers LLP
                                        1301 Avenue of the Americas
                                        New York, NY  10019-6013
                                        Telephone (646) 471 4000
                                        Facsimile (646) 394 5324







                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and the Shareholders of UIL Holdings Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of UIL Holdings Corporation and its subsidiaries (the "Company") at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note A to the financial statements, the Company changed its accounting for Goodwill and Other Intangible Assets.




/s/ PricewaterhouseCoopers LLP


January 27, 2003

PRICEWATERHOUSE COOPERS
--------------------------------------------------------------------------------
                                        PricewaterhouseCoopers LLP
                                        1301 Avenue of the Americas
                                        New York, NY  10019-6013
                                        Telephone (646) 471 4000
                                        Facsimile (646) 394 5324









                  REPORT OF INDEPENDENT ACCOUNTANTS ON
                     FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and the Shareholders of UIL Holdings Corporation:

Our audits of the consolidated financial statements referred to in our report dated January 27, 2003 appearing in the 2002 Annual Report to Shareholders of UIL Holdings Corporation on Form 10-K also included an audit of the financial statement schedule in Item 14(a)(2) on page S-1 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





/s/ PricewaterhouseCoopers LLP


January 27, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Not Applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.

The information appearing under the captions "NOMINEES FOR ELECTION AS DIRECTORS" AND "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in UIL Holdings Corporation's (UIL Holdings') definitive Proxy Statement, dated April 4, 2003 for the Annual Meeting of the Shareowners to be held on May 14, 2003, which Proxy Statement will be filed with the Securities and Exchange Commission on or about April 4, 2003, is incorporated by reference in partial answer to this item. See also "EXECUTIVE OFFICERS", following Part I, Item 4 herein.

ITEM 11.  EXECUTIVE COMPENSATION.

The information appearing under the captions "EXECUTIVE COMPENSATION," "OPTIONS/SAR GRANTS IN LAST FISCAL YEAR," "STOCK OPTION EXERCISES IN 2002 AND YEAR-END OPTION VALUES," "RETIREMENT PLANS," "BOARD OF DIRECTORS COMPENSATION AND EXECUTIVE DEVELOPMENT COMMITTEE REPORT ON EXECUTIVE COMPENSATION," "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION," "DIRECTOR COMPENSATION" and "SHAREOWNER RETURN PRESENTATION" in UIL Holdings' definitive Proxy Statement, dated April 4, 2003, for the Annual Meeting of the Shareowners to be held on May 14, 2003, which Proxy Statement will be filed with the Securities and Exchange Commission on or about April 4, 2003, is incorporated by reference in answer to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information appearing under the captions "PRINCIPAL SHAREOWNERS" and "STOCK OWNERSHIP OF DIRECTORS AND OFFICERS" in UIL Holdings' definitive Proxy Statement, dated April 4, 2003 for the Annual Meeting of the Shareowners to be held on May 14, 2003, which Proxy Statement will be filed with the Securities and Exchange Commission on or about April 4, 2003, is incorporated by reference in answer to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Under a lease agreement dated May 7, 1991, The United Illuminating Company (UI) leased its corporate headquarters offices in New Haven from Connecticut Financial Center Associates Limited Partnership (CFCALP). CFCALP is a limited partnership controlled by the David T. Chase family, including Arnold L. Chase, a Director of UIL Holdings since June 28, 1999, and members of his immediate family. During 2002, UI's lease payments to CFCALP totaled $7.8 million.

A subsidiary of United Resources, Inc., United Capital Investments, Inc. (UCI), invested $3.9 million in 2000 and 2001 to purchase a minority ownership interest in Gemini Networks, Inc. (Gemini). Gemini proposes to develop, build, and operate an open-access, hybrid fiber coaxial communications network serving business and residential customers in the northeastern United States. Gemini is a corporation controlled by the David T. Chase family, and Arnold L. Chase is the President and a Director of Gemini. In June 2002, UCI wrote its investment in Gemini down to one dollar, because the telecommunications sector had suffered substantial losses in value, and because UCI concluded that Gemini was unlikely to continue its network development in the absence of additional financing.

Since January 1, 2002, there has been no other transaction, relationship or indebtedness of the kinds described in Item 404 of Regulation S-K.

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (a) The following documents are filed as a part of this report:

      Financial Statements (see Item 8):

         Consolidated statement of income for the years ended December 31, 2002, 2001 and 2000

         Consolidated statement of comprehensive income for the years ended December 31, 2002, 2001 and 2000

         Consolidated statement of cash flows for the years ended December 31, 2002, 2001 and 2000

         Consolidated balance sheet, December 31, 2002 and 2001

         Consolidated statement of changes in shareholders' equity for the years ended December 31, 2002, 2001 and 2000

         Notes to consolidated financial statements

         Report of independent accountants


      Financial Statement Schedule (see S-1)

         Schedule II - Valuation and qualifying accounts for the years ended December 31, 2002, 2001 and 2000.

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

 (2) Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended June 30, 2002.

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

 (5) Filed with UI Annual Report (Form 10-K) for fiscal year ended December 31, 1995.

 (6) Filed with UI Annual Report (Form 10-K) for fiscal year ended December 31, 1996.

 (7) Filed with UI Registration Statement No. 2-60849, effective July 24, 1978.

 (8) Filed with UI Annual Report (Form 10-K) for fiscal year ended December 31, 1991.

 (9) Filed with UI Quarterly Report (Form 10-Q) for fiscal quarter ended June 30, 1997.

(10) Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended September 30, 2002.

(11) Filed with UI Quarterly Report (Form 10-Q) for fiscal quarter ended September 30, 1997.

(12) Filed with UI Annual Report (Form 10-K) for fiscal year ended December 31, 1999.

(13) Filed with UI Quarterly Report (Form 10-Q) for fiscal quarter ended June 30, 2001.

(14) Filed with UI Quarterly Report (Form 10-Q) for fiscal quarter ended March 31, 1998.

(15) Filed with UI Quarterly Report (Form 10-Q) for fiscal quarter ended June 30, 1999.

(16) Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended September 30, 2001.

(17) Filed with UI Annual Report (Form 10-K) for fiscal year ended December 31, 2000.

The exhibit number in the statement or report referenced is set forth in the parenthesis following the description of the exhibit. Those of the following exhibits not so identified are filed herewith.

Exhibit
 Table        Exhibit      Reference
Item No.        No.           No.                    Description
-------       -------      ---------                 -----------
    (3)         3.1          (1)      Copy of Certificate of Incorporation of UIL Holdings Corporation, as amended through
                                       July 20, 2000.   (Exhibit 3.3)
    (3)         3.2          (2)      Copy of Bylaws of UIL Holdings Corporation, as amended through July 22, 2002.  (Exhibit
                                       3.2a)
    (4)         4.1          (3)      Copy of Indenture, dated as of August 1, 1991, from The United Illuminating Company to
                                       The Bank of New York, Trustee.   (Exhibit 4)
   (10)        10.1          (4)      Copy of Stockholder Agreement, dated as of July 1, 1964, among the various stockholders of Connecticut Yankee Atomic Power Company, including The United Illuminating
                                       Company.   (Exhibit 5.1-1)
   (10)        10.2a         (4)      Copy of Power Contract, dated as of July 1, 1964, between Connecticut Yankee Atomic Power
                                       Company and The United Illuminating Company.  (Exhibit 5.1-2)
   (10)        10.2b         (5)      Copy of Additional Power Contract, dated as of April 30, 1984, between Connecticut Yankee
                                       Atomic Power Company and The United Illuminating Company. (Exhibit 10.2f)
   (10)        10.2c         (6)      Copy of 1987 Supplementary Power Contract, dated as of April 1, 1987, supplementing
                                       Exhibits 10.2a and 10.2b.   (Exhibit 10.2c)
   (10)        10.2d         (6)      Copy of 1996 Amendatory Agreement, dated as of December 4, 1996, amending Exhibits 10.2b
                                       and 10.2c.   (Exhibit 10.2d)
   (10)        10.2e         (6)      Copy of First Supplement to 1996 Amendatory Agreement, dated as of February 10, 1997,
                                       supplementing Exhibit 10.2d.   (Exhibit 10.2e)
   (10)        10.3          (4)      Copy of Capital Funds Agreement, dated as of September 1, 1964, between Connecticut
                                       Yankee Atomic Power Company and The United Illuminating Company.   (Exhibit 5.1-3)
   (10)        10.4          (7)      Copy of Capital Contributions Agreement, dated October 16, 1967, between The United
                                       Illuminating Company and Connecticut Yankee Atomic Power Company.   (Exhibit 5.1-5)
   (10)        10.5a         (7)      Copy of Transmission Line Agreement, dated January 13, 1966, between the Trustees of the
                                       Property of The New York, New Haven and Hartford Railroad Company and The United
                                       Illuminating Company.   (Exhibit 5.4)
   (10)        10.5b         (8)      Notice, dated April 24, 1978, of The United Illuminating Company's intention to extend term of Transmission Line Agreement dated January 13, 1966, Exhibit 10.5a.  (Exhibit 10.9b)
   (10)        10.5c         (8)      Copy of Letter Agreement, dated March 28, 1985, between The United Illuminating Company and National Railroad Passenger Corporation, supplementing and modifying Exhibit
                                       10.5a. (Exhibit 10.9c)
   (10)        10.5d         (9)      Copy of Notice, dated April 22, 1997, of The United Illuminating Company's intention to extend term of Transmission Line Agreement, Exhibit 10.5a, as supplemented and modified
                                       by Exhibit 10.5c.   (Exhibit 10.9d)
   (10)        10.6a        (10)      Copy of Agreement and Supplemental Agreement, effective June 9, 2002, between The United
                                       Illuminating Company and Local 470-1, Utility Workers Union of America, AFL-CIO.
                                       (Exhibit 10.7d)
   (10)        10.7a*       (11)      Copy of Employment Agreement, dated as of March 1, 1997, between The United Illuminating
                                       Company and Charles J. Pepe.   (Exhibit 10.31)
   (10)        10.7b*       (12)      Copy of First Amendment to Employment Agreement between The United Illuminating Company and
                                       Charles J. Pepe, dated as of December 13, 1999. (Exhibit 10.19b*)

Exhibit
 Table        Exhibit      Reference
Item No.        No.           No.                    Description
-------       -------      ---------                 -----------
   (10)        10.7c*       (13)      Copy of Third Amendment to Employment Agreement between The United Illuminating Company
                                       and Charles J. Pepe, dated as of June 1, 2001.   (Exhibit 10.11c*)
   (10)        10.8a*       (14)      Copy of Employment Agreement, dated as of February 23, 1998, between The United
                                       Illuminating Company and Nathaniel D. Woodson.   (Exhibit 10.28)
   (10)        10.8b*       (12)      Copy of First Amendment to Employment Agreement between The United Illuminating Company
                                       and Nathaniel D. Woodson, dated as of December 13, 1999.   (Exhibit 10.20b*)
   (10)        10.9a*       (14)      Copy of The United Illuminating Company Phantom Stock Option Agreement, dated as of
                                       February 23, 1998, between The United Illuminating Company and Nathaniel D. Woodson.
                                       (Exhibit 10.29)
   (10)        10.9b*        (1)      Copy of First Amendment, made as of the close of business on July 20, 2000, to The United
                                       Illuminating Company Phantom Stock Option Agreement, dated as of February 28, 1998,
                                       between The United Illuminating Company and Nathaniel D. Woodson.   (Exhibit 10.21b+)
   (10)        10.10*        (1)      Copy of Employment Agreement, made as of June 26, 2000, between The United Illuminating
                                       Company and Susan E. Allen.   (Exhibit 10.29+)
   (10)        10.11*        (1)      Copy of Resolution adopted by the Board of Directors of The United Illuminating Company
                                       on June 26, 2000, and effective at the close of business on July 20, 2000, amending
                                       Section 7 of each of the Employment Exhibits 10.7a*, 10.8a* and 10.10*.  (Exhibit 10.30+)
   (10)        10.12*        (2)      Copy of Employment Agreement, dated as of January 28, 2002, between UIL Holdings
                                       Corporation and Richard J. Nicholas.   (Exhibit 10.21+)
   (10)        10.13*        (2)      Copy of Employment Agreement, dated as of April 22, 2002, between UIL Holdings Corporation
                                       and Louis J. Paglia.   (Exhibit 10.22+)
   (10)        10.14*        (2)      Copy of engagement letter agreement, dated May 16, 2002, between UIL Holdings Corporation
                                       and Robert L. Fiscus.   (Exhibit 10.23+)
   (10)        10.15a*       (6)      Copy of The United Illuminating Company 1990 Stock Option Plan, as amended on December 20,
                                       1993, January 24, 1994 and August 22, 1994.   (Exhibit 10.18*)
   (10)        10.15b*       (1)      Copy of First Amendment to The United Illuminating Company 1990 Stock Option Plan, as
                                       previously amended through August 22, 1994, effective immediately prior to the close of
                                       business on July 20, 2000.   (Exhibit 10.23b+)
   (10)        10. 16a*     (15)      Copy of The United Illuminating Company 1999 Stock Option Plan.   (Exhibit 10.29)
   (10)    10.15c*, 10.16b*  (1)      Copy of Instrument of Assumption of Stock Option Plans, made as of July 21, 2000, between
                                       UIL Holdings Corporation and The United Illuminating Company, with respect to Exhibits
                                       10.15a*, 10.15b* and 10.16a*.   (Exhibit 10.23c+ and 10.24a+)
   (10)        10.17*       (16)      Copy of UIL Holdings Corporation Change In Control Severance Plan (As Amended and
                                       Restated Effective September 24, 2001).   (Exhibit 10.21+)
   (10)        10.18*       (17)      Copy of Non-Employee Directors' Common Stock and Deferred Compensation Plan of UIL
                                       Holdings Corporation, as amended through December 31, 2000.   (Exhibit 10.19*)
   (10)        10.19 *       (1)      Copy of UIL  Holdings Corporation Non-Employee Directors Change in Control Severance
                                       Plan.   (Exhibit 10.32+)
   (21)        20            (2)      List of subsidiaries of UIL Holdings Corporation.   (Exhibit 21a)

--------------------------
*Management contract or compensatory plan or arrangement.

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

(b) Reports on Form 8-K.

           Item                Financial
          Reported             Statements                Date of Report
          --------             ----------                --------------

             2                   None                   November 1, 2002
             5                   None                   November 27, 2002
             5                   None                   December 18, 2002

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, UIL Holdings has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            UIL HOLDINGS CORPORATION



                            By      /s/ Nathaniel D. Woodson
                               ----------------------------------------------
                                        Nathaniel D. Woodson
                                  Chairman of the Board of Directors,
                                 President and Chief Executive Officer

DATE: February 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                             TITLE                       DATE
     ---------                             -----                       ----
                                  Director, Chairman of the
                                  Board of Directors, President
 /s/ Nathaniel D. Woodson         and Chief Executive Officer  February 28, 2003
-------------------------------
   (Nathaniel D. Woodson)
(Principal Executive Officer)



                                  Executive Vice President and
 /s/ Louis J. Paglia              Chief Financial Officer      February 28, 2003
-------------------------------
   (Louis J. Paglia)
(Principal Financial and
   Accounting Officer)



 /s/ John F. Croweak              Director                     February 28, 2003
-------------------------------
   (John F. Croweak)



 /s/ F. Patrick McFadden, Jr.     Director                     February 28, 2003
-------------------------------
   (F. Patrick McFadden, Jr.)



 /s/ Betsy Henley-Cohn            Director                     February 28, 2003
-------------------------------
   (Betsy Henley-Cohn)



 /s/ James A. Thomas              Director                     February 28, 2003
-------------------------------
   (James A. Thomas)



 /s/ David E.A. Carson            Director                     February 28, 2003
-------------------------------
   (David E.A. Carson)



 /s/ John L. Lahey                Director                     February 28, 2003
-------------------------------
   (John L. Lahey)



 /s/ Marc C. Breslawsky           Director                     February 28, 2003
-------------------------------
   (Marc C. Breslawsky)

     SIGNATURE                             TITLE                     DATE
     ---------                             -----                     ----


 /s/ Thelma R. Albright           Director                     February 28, 2003
-------------------------------
   (Thelma R. Albright)



 /s/ Arnold L. Chase              Director                     February 28, 2003
-------------------------------
   (Arnold L. Chase)



 /s/ Daniel J. Miglio             Director                     February 28, 2003
-------------------------------
   (Daniel J. Miglio)



 /s/ William F. Murdy             Director                     February 28, 2003
-------------------------------
   (William F. Murdy)

                                  CERTIFICATION


I, NATHANIEL D. WOODSON, certify that:

1. I have reviewed this annual report on Form 10-K of UIL Holdings Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date      02/28/2003                         /s/Nathaniel D. Woodson
    -----------------------            ---------------------------------------
                                                Nathaniel D. Woodson
                                          Chairman of the Board of Directors,
                                         President and Chief Executive Officer

                                  CERTIFICATION


I, LOUIS J. PAGLIA, certify that:

1. I have reviewed this annual report on Form 10-K of UIL Holdings Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date      02/28/2003                           /s/ Louis J. Paglia
    -----------------------            ---------------------------------------
                                                   Louis J. Paglia
                                                Executive Vice President
                                               and Chief Financial Officer

                 UIL HOLDINGS CORPORATION
    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
     FOR THE YEAR ENDED DECEMBER 31, 2002 AND 2001
                (THOUSANDS OF DOLLARS)


             COL. A.                      COL. B.       COL. C                 COL. D.        COL. E.
             -------                      -------       ------                 -------        -------
                                                             Additions
                                                     -----------------------
                                         Balance at  Charged to   Charged to                 Balance at
                                         Beginning   Costs and      Other                       End
         Classification                  of Period   Expenses      Accounts   Deductions     of Period
 ----------------------------------      ---------   --------      --------   ----------     ---------

RESERVE DEDUCTION FROM
  ASSETS TO WHICH IT APPLIES:

   Reserve for uncollectible
    accounts (consolidated):
                                    2002   $3,022     $7,189         $ -       $6,086 (A)      $4,125
                                    2001   $2,569     $6,721         $ -       $6,268 (A)      $3,022


   Reserve for uncollectible
    accounts (American Payment
    Systems, agent collections (B)):
                                    2002     $353       $869         $ -         $281 (A)        $941
                                    2001     $206       $545         $ -         $398 (A)        $353



NOTE:
(A) Accounts written off, less recoveries.
(B) Included in consolidated amounts above.