Form 10-Q
period 2003-03-31
UIL HOLDINGS CORP
filed 2003-05-09
CIK 1082510

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

The number of shares outstanding of the issuer's only class of common stock, as of April 30, 2002, was 14,460,680.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
Item 1.  Financial Statements...............................................3
         Consolidated Statement of Income for the three months
            ended March 31, 2003 and 2002...................................3
         Consolidated Statement of Comprehensive Income for the
            three months ended March 31, 2003 and 2002......................3
         Consolidated Balance Sheet as of March 31, 2003 and
            December 31, 2002...............................................4
         Consolidated Statement of Cash Flows for the three
            months ended March 31, 2003 and 2002............................6

         Notes to Consolidated Financial Statements.........................7
           -   Statement of Accounting Policies.............................7
           -   Capitalization...............................................8
           -   Rate-Related Regulatory Proceedings..........................9
           -   Short-term Credit Arrangements..............................11
           -   Income Taxes................................................13
           -   Supplementary Information...................................14
           -   Commitments and Contingencies...............................15
               -  Other Commitments and Contingencies......................15
                  -  Connecticut Yankee Atomic Power Company...............15
                  -  Hydro-Quebec..........................................15
                  -  Environmental Concerns................................16
                  -  Site Decontamination, Demolition and Remediation
                        Costs..............................................16
                  -  Claim of Enron Power Marketing, Inc...................17
                  -  Cross-Sound Cable Company, LLC........................17
                  -  American Payment Systems, Inc.........................17
           -   Segment Information.........................................18
           -   Goodwill and Other Intangible Assets........................19

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................21

           -   Major Influences on Financial Condition.....................21
               -  UIL Holdings Corporation.................................21
               -  The United Illuminating Company..........................21
               -  American Payment Systems, Inc............................23
               -  Xcelecom, Inc............................................24
               -  United Capital Investments, Inc..........................26
               -  United Bridgeport Energy, Inc............................27
           -   Liquidity and Capital Resources.............................27
               -  Contractual and Contingent Obligations...................28
           -   Critical Accounting Policies................................28
           -   Results of Operations.......................................28
           -   Looking Forward.............................................36

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.........39

Item 4.  Controls and Procedures...........................................39

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..................................40

         SIGNATURES AND CERTIFICATIONS.....................................41

                        PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                            UIL HOLDINGS CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                      (THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)

                                                                Three Months Ended
                                                                    March 31,
                                                              2003              2002
                                                              ----              ----
OPERATING REVENUES (NOTE F)
  Utility                                                     $ 165,292         $ 172,024
  Non-utility businesses                                         98,337            86,311
                                                          --------------    --------------
       Total Operating Revenues                                 263,629           258,335
                                                          --------------    --------------
OPERATING EXPENSES
  Operation
     Fuel and energy                                             66,482            63,956
     Operation and maintenance                                  139,857           134,950
  Depreciation and amortization (Note F)                         27,624            19,508
  Taxes - other than income taxes (Note F)                       11,200            11,948
                                                          --------------    --------------
       Total Operating Expenses                                 245,163           230,362
                                                          --------------    --------------
OPERATING INCOME                                                 18,466            27,973
                                                          --------------    --------------

OTHER DEDUCTIONS, NET (NOTE F)                                     (245)             (209)
                                                          --------------    --------------

INCOME BEFORE INTEREST CHARGES AND INCOME TAXES                  18,221            27,764
                                                          --------------    --------------

INTEREST CHARGES, NET
  Interest on long-term debt                                      6,534            10,828
  Interest on Seabrook Lease Obligation Bonds owned by UI             -            (1,542)
  Other interest, net (Note F)                                      304               429
                                                          --------------    --------------
                                                                  6,838             9,715
  Amortization of debt expense and redemption premiums              309               531
                                                          --------------    --------------
       Interest Charges, net                                      7,147            10,246
                                                          --------------    --------------

INCOME BEFORE INCOME TAXES                                       11,074            17,518
                                                          --------------    --------------

INCOME TAXES (NOTE E)                                             5,808             7,949
                                                          --------------    --------------

NET INCOME AND INCOME APPLICABLE TO COMMON STOCK                $ 5,266           $ 9,569
                                                          ==============    ==============

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC              14,279            14,165
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED            14,279            14,256

EARNINGS PER SHARE OF COMMON STOCK - BASIC                       $ 0.37            $ 0.68
EARNINGS PER SHARE OF COMMON STOCK - DILUTED                     $ 0.37            $ 0.67

CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                $ 0.72            $ 0.72

------------------------------------------------------------------------------------------

                  UIL HOLDINGS CORPORATION
          CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                   (THOUSANDS OF DOLLARS)
                        (UNAUDITED)
                                                                Three Months Ended
                                                                     March 31,
                                                              2003              2002
                                                              ----              ----

NET INCOME                                                      $ 5,266           $ 9,569
OTHER COMPREHENSIVE INCOME, NET OF TAX:
  UNREALIZED LOSS ON INVESTMENT                                       -              (131)
                                                          --------------    --------------
COMPREHENSIVE INCOME                                            $ 5,266           $ 9,438
                                                          ==============    ==============

      The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

                            UIL HOLDINGS CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                 ASSETS
                         (Thousands of Dollars)
                                                        March 31,     December 31,
                                                          2003            2002*
                                                          ----            -----
                                                       (Unaudited)
Current Assets
  Unrestricted cash and temporary cash investments         $ 22,150        $ 20,568
  Restricted cash                                            56,928          46,430
  Utility accounts receivable less allowance
    of $1,654 and $1,654                                     56,236          58,171
  Other accounts receivable less allowance
    of $2,972 and $2,471                                    105,934          94,161
  Settlement assets                                          76,906          44,770
  Unbilled revenues                                          34,267          38,403
  Materials and supplies, at average cost                     7,324           6,203
  Prepayments                                                 5,192           2,348
  Other                                                       2,807           1,105
                                                       -------------   -------------
     Total Current Assets                                   367,744         312,159
                                                       -------------   -------------

Other Property and Investments
  Investment in United Bridgeport Energy facility            81,689          83,677
  Investment in debt securities                                   -          25,000
  Other                                                      20,140          13,450
                                                       -------------   -------------
     Total Other Property and Investments                   101,829         122,127
                                                       -------------   -------------

Property, Plant and Equipment at original cost
  In service                                                760,160         755,281
  Less, accumulated depreciation                            295,261         287,610
                                                       -------------   -------------
                                                            464,899         467,671
Construction work in progress                                56,740          49,411
                                                       -------------   -------------
     Net Property, Plant and Equipment                      521,639         517,082
                                                       -------------   -------------

Regulatory Assets (FUTURE AMOUNTS DUE FROM CUSTOMERS
                   THROUGH THE RATEMAKING PROCESS)
  Nuclear plant investments-above market                    451,839         456,950
  Income taxes due principally to book-tax differences       68,156          69,115
  Long-term purchase power contracts-above market            96,196         100,379
  Connecticut Yankee                                         32,991          33,821
  Unamortized redemption costs                               18,043          18,245
  Other                                                      35,373          40,804
                                                       -------------   -------------
     Total Regulatory Assets                                702,598         719,314
                                                       -------------   -------------

Deferred Charges
  Goodwill - net of amortization of $4,758 and $4,758        77,683          76,093
  Unamortized debt issuance expenses                          5,117           4,509
  Long-term receivable                                       10,875          10,766
  Other                                                      18,573          18,761
                                                       -------------   -------------
     Total Deferred Charges                                 112,248         110,129
                                                       -------------   -------------

     Total Assets                                        $1,806,058      $1,780,811
                                                       =============   =============

*Derived from audited financial statements

            The accompanying Notes to Consolidated Financial Statements are an
                      integral part of the financial statements.

                            UIL HOLDINGS CORPORATION
                           CONSOLIDATED BALANCE SHEET

                         LIABILITIES AND CAPITALIZATION
                             (Thousands of Dollars)
                                                             March 31,          December 31,
                                                                2003                 2002*
                                                                ----                 -----
                                                            (Unaudited)
Current Liabilities
  Notes payable                                                 $ 34,273             $ 46,315
  Current portion of long-term debt                              100,000              100,000
  Accounts payable                                                35,150               44,007
  Settlement obligations                                         129,560               82,659
  Dividends payable                                               10,281               10,275
  Accrued liabilities                                             64,482               72,723
  Deferred revenues - non-utility businesses                      19,689               25,553
  Taxes accrued                                                   17,097                7,314
  Interest accrued                                                 8,720                7,457
  Obligations under capital leases                                15,173                  473
                                                          ---------------     ----------------
          Total Current Liabilities                              434,425              396,776
                                                          ---------------     ----------------

Noncurrent Liabilities
  Purchase power contract obligation                              96,196              100,379
  Pension accrued                                                 49,198               44,857
  Connecticut Yankee contract obligation                          27,527               28,442
  Long-term notes payable                                         14,669               14,408
  Obligations under capital leases                                     -               14,815
  Other                                                           14,900               13,680
                                                          ---------------     ----------------
          Total Noncurrent Liabilities                           202,490              216,581
                                                          ---------------     ----------------

Deferred Income Taxes (FUTURE TAX LIABILITIES OWED
                       TO TAXING AUTHORITIES)                    232,485              225,904
                                                          ---------------     ----------------

Regulatory Liabilities (FUTURE AMOUNTS OWED TO CUSTOMERS
                        THROUGH THE RATEMAKING PROCESS)
  Accumulated deferred investment tax credits                     13,053               13,201
  Deferred gains on sale of property                              32,937               33,130
  Customer refund                                                  6,821                6,820
  Other                                                           10,836               10,615
                                                          ---------------     ----------------
          Total Regulatory Liabilities                            63,647               63,766
                                                          ---------------     ----------------

Commitments and Contingencies (Note L)

Capitalization (Note B)
Long-term debt                                                   395,440              395,432
  Common Stock Equity
    Common Stock                                                 296,501              296,501
    Paid-in capital                                                3,746                3,749
    Capital stock expense                                         (2,170)              (2,170)
    Unearned employee stock ownership plan equity                 (6,174)              (6,411)
    Other comprehensive income (loss)                            (26,694)             (26,694)
    Retained earnings                                            212,362              217,377
                                                          ---------------     ----------------
          Net Common Stock Equity                                477,571              482,352

          Total Capitalization                                   873,011              877,784
                                                          ---------------     ----------------

          Total Liabilities and Capitalization                $1,806,058           $1,780,811
                                                          ===============     ================

*Derived from audited financial statements

           The accompanying Notes to Consolidated Financial Statements are an
                        integral part of the financial statements.

                            UIL HOLDINGS CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)
                                                                    Three Months Ended
                                                                        March 31,
                                                                  2003               2002
                                                                  ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                    $ 5,266            $ 9,569
                                                          --------------     --------------

  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                               17,934             16,170
     Deferred income taxes                                       (4,177)            (1,782)
     Deferred investment tax credits - net                         (148)              (107)
     Amortization of nuclear fuel                                     -              1,554
     Allowance for funds used during construction                  (656)              (677)
     CTA and SBC regulatory deferral                              4,074             (2,789)
     Changes in:
       Accounts receivable - net                                 (9,838)            12,870
       Materials and supplies                                    (1,121)              (221)
       Prepayments                                               (2,844)            (1,750)
       Settlements assets                                       (32,136)           (15,068)
       Accounts payable                                          (8,857)           (12,160)
       Interest accrued                                           1,263              1,943
       Taxes accrued                                              9,783              9,060
       Settlements obligations                                   46,901             (9,412)
       Other assets and liabilities                              (1,535)            (3,165)
                                                          --------------     --------------
     Total Adjustments                                           18,643             (5,534)
                                                          --------------     --------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                       23,909              4,035
                                                          --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of businesses, net of cash acquired                   -             (5,649)
    Deferred payments in prior acquisitions                      (2,297)            (2,976)
    Plant expenditures, including nuclear fuel                  (12,596)           (12,038)
    Investment in debt securities, net                           25,000              5,043
                                                          --------------     --------------
 NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             10,107            (15,620)
                                                          --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuances of common stock                                        236              3,932
   Notes payable                                                (11,781)           (12,170)
   Capital lease obligations                                       (115)              (106)
   Payment of common stock dividend                             (10,276)           (10,162)
                                                          --------------     --------------
 NET CASH (USED IN) FINANCING ACTIVITIES                        (21,936)           (18,506)
                                                          --------------     --------------

CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD                                        12,080            (30,091)
BALANCE AT BEGINNING OF PERIOD                                   66,998             86,096
                                                          --------------     --------------
BALANCE AT END OF PERIOD                                         79,078             56,005
LESS: RESTRICTED CASH                                            56,928             34,008
                                                          --------------     --------------
BALANCE: UNRESTRICTED CASH AND TEMPORARY CASH INVESTMENTS       $22,150            $21,997
                                                          ==============     ==============

CASH PAID DURING THE PERIOD FOR:
   Interest (net of amount capitalized)                          $5,338             $5,976
                                                          ==============     ==============
   Income taxes                                                  $1,100             $1,600
                                                          ==============     ==============


         The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

                            UIL HOLDINGS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(A)  STATEMENT OF ACCOUNTING POLICIES

BASIS OF PRESENTATION

UIL Holdings Corporation (UIL Holdings) has been the parent holding company for The United Illuminating Company (UI) and United Resources, Inc. (URI) since July 2000. URI serves as the parent company for UIL Holdings' four non-utility businesses, each of which is wholly-owned. URI's four subsidiaries are American Payment Systems, Inc. (APS), Xcelecom, Inc. (Xcelecom), United Capital Investments, Inc. (UCI), and United Bridgeport Energy, Inc. (UBE). UIL Holdings is headquartered in New Haven, Connecticut, where its senior management maintains offices and is responsible for overall planning, operating and financial functions. UIL Holdings is an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935. UIL Holdings' Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in UIL Holdings' Annual Report on Form 10-K for the year ended December 31, 2002. Such notes are supplemented below.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. UIL Holdings believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments which, in the opinion of UIL Holdings, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. All such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2003 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2003.

Certain amounts previously reported have been reclassified to conform to the current presentation.

STOCK-BASED COMPENSATION

Effective January 1, 2003, UIL Holdings adopted the fair value recognition provisions of Statement of Financial Standards No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No. 123, "Accounting for Stock-Based Compensation." Under this statement, UIL Holdings will record compensation expense prospectively for stock options granted after January 1, 2003. There were no new stock options granted during the first quarter of 2003, and, as a result, no compensation expense was recorded in the determination of net income during the first quarter of 2003. No compensation expense was recorded prior to 2003 as UIL Holdings accounted for employee stock-based compensation in accordance with Accounting Principles Board
(APB) No. 25, "Accounting for Stock Issued to Employees," as permitted by SFAS No. 123. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

                            UIL HOLDINGS CORPORATION

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                       2003        2002
                                                       ----        ----
                                                     (In thousands, except
                                                      per share amounts)

Net Income, as reported                               $5,266      $9,569
Add: Stock-based compensation expense
  included in reported net income, net of
  related tax effects                                      -           -
Deduct: Total stock-based compensation
  determined under fair value based method
  for all stock grants, net of related tax effect       (190)        (95)
                                                    ----------- ------------

Pro forma net income                                  $5,076      $9,474
                                                    ----------- ------------

Earnings per share:
  Basis - as reported                                  $0.37       $0.68
                                                    ----------- ------------

  Basis - proforma                                     $0.36       $0.67
                                                    ----------- ------------

  Diluted - as reported                                $0.37       $0.67
                                                    ----------- ------------

  Diluted - proforma                                   $0.36       $0.66
                                                    ----------- ------------

On March 25, 2003, UIL Holdings granted 13,200 shares of restricted stock to directors. The average market price on the date of grant was $34.11. Such shares have been granted subject to approval by shareowners at the UIL Holdings Annual Meeting on May 14, 2003.

COMPREHENSIVE INCOME

Comprehensive income for the three months ended March 31, 2003 was equal to net income as reported. Comprehensive income for the three months ended March 31, 2002 included an unrealized pre-tax loss of $217,158, $130,566 (after-tax), on a convertible note held by APS.

(B)  CAPITALIZATION

COMMON STOCK

UIL Holdings had 14,460,680 shares of its common stock, without par value, outstanding at March 31, 2003, of which 181,615 shares were unallocated shares held by UI's 401(k)/Employee Stock Ownership Plan (KSOP) and not recognized as outstanding for accounting purposes.

In 1998, UI entered into an arrangement under which it loaned $11.5 million to the KSOP. The trustee for the KSOP used the funds to purchase 328,300 shares of UI common stock in open market transactions. On July 20, 2000, effective with the formation of a holding company structure, unallocated shares held by the KSOP were converted into shares of UIL Holdings' common stock. The shares will be allocated to employees' KSOP accounts, as the loan is repaid, to cover a portion of the required KSOP contributions. The loan will be repaid by the KSOP over a twelve-year period, using employer contributions and UIL Holdings' dividends paid on the unallocated shares of the stock held by the KSOP. As of March 31, 2003, 181,615 shares, with a fair market value of $6.3 million, had been purchased by the KSOP and had not been committed to be released or allocated to KSOP participants.

On June 28, 1999, UI's shareowners approved a stock option plan for directors, officers and key employees of UI, providing for the awarding of options to purchase up to 650,000 shares of common stock over periods from one to

                            UIL HOLDINGS CORPORATION
ten years following the dates when the options are granted. The exercise price of each option cannot be less than the market value of the stock on the date of the grant. Effective with the formation of the holding company structure on July 20, 2000, all options were converted into options to purchase shares of UIL Holdings' common stock. On March 25, 2002, the Board of Directors recommended to the shareowners that the plan be amended to increase the maximum number of shares of UIL Holdings' common stock for which stock options may be granted from 650,000 to 1,350,000, and to increase the limit on the number of shares that may be covered by options granted in any one year to any employee from 50,000 to 150,000. The shareowners approved this amendment at the UIL Holdings Annual Meeting on May 15, 2002. On March 24, 2003, the Board of Directors recommended to the shareowners that the 1999 Stock Option Plan be amended and restated as the UIL Holdings Corporation 1999 Amended and Restated Stock Plan (Stock Plan). Under the Stock Plan, a maximum of 1,350,000 shares of UIL Holdings' common stock is authorized for issuance upon exercise or granting of stock options, stock appreciation rights (SARS), restricted stock, restricted stock units, performance shares and other awards (collectively, Awards). No more than 200,000 shares of stock may be issued pursuant to Awards of restricted stock, restricted stock units and performance share awards. Shareowners will vote on this amended and restated stock plan at the UIL Holdings Annual Meeting on May 14, 2003.

RETAINED EARNINGS RESTRICTION

The indenture under which UI has issued $100 million principal amount of Notes places limitations on UI relative to the payment of cash dividends on its common stock, which is wholly-owned by UIL Holdings, and the purchase or redemption of said common stock. Retained earnings in the amount of $67.0 million were free from such limitations at March 31, 2003.

LONG-TERM DEBT

On December 2, 2002, UI purchased the $25 million principal amount of Pollution Control Refunding Revenue Bonds, 1999 Series, due December 1, 2029 (the 1999 Series Bonds), issued by the Business Finance Authority of the State of New Hampshire (BFA). The 1999 Series Bonds were held by UI as an investment while the borrowing agreement with the BFA was amended to provide more remarketing flexibility. On February 5, 2003, the 1999 Series Bonds were sold to investors and the interest rate was fixed at 3.25%. The new interest rate will remain in effect for a four-year ten-month period through December 3, 2007. UI is obligated, under its borrowing agreement with the BFA, to pay the interest on the Bonds. Interest is payable semi-annually on June 1st and December 1st.

(C)  RATE-RELATED REGULATORY PROCEEDINGS

RATE CASE

On September 26, 2002, the Connecticut Department of Public Utility Control
(DPUC) issued a final decision in UI's retail customer ratemaking (Rate Case) proceeding. The decision provides for a $30.9 million reduction in UI's annual revenue requirements, including (1) a $20.3 million reduction to UI's customer rates, (2) $2.0 million to be applied annually for additional funding of conservation programs, (3) $8.3 million to be applied annually to reduce stranded costs, and (4) $0.3 million to be applied to a combination of uncollectibles, taxes and rate base changes. In accordance with the decision, and after converting from a revenue requirements basis to stranded cost treatment, UI took accelerated amortization of stranded costs of $5.6 million before-tax ($4.7 million after-tax) in the fourth quarter of 2002, and reduced customer rates by 3.0% overall and is continuing accelerated amortization at $1.4 million before-tax ($1.2 million after-tax) per quarter as of January 1, 2003. The rate reductions, approved by the DPUC, are applied with no significant rate design changes, although the generation services charge (GSC) component of customers' rates is increased and the competitive transition assessment (CTA) component is decreased in a dollar amount equal to the GSC increase. The final Rate Case decision establishes rates on the basis of an authorized return on equity of 10.45% for non-transmission rate base. Earnings above the authorized return are to be shared 50% to customers and 50% to net income, with the customers' share divided equally between bill reductions and an accelerated amortization of stranded costs. The Rate Case decision recognizes that the revenue

                            UIL HOLDINGS CORPORATION
requirements determination for transmission rate base, including the applicable return on equity, is within the jurisdiction of the Federal Energy Regulatory Commission (FERC). UI's authorized return on equity for transmission rate base is 10.75%.

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

On March 26, 2003, the DPUC issued a decision granting UI's request to reopen its September 2002 rate decision, to examine increased pension and postretirement benefits expenses of UI for 2003. The March 26, 2003 decision states that "1) there are various changed conditions that have affected the pension related expenses of UI, 2) the underlying causes of such changed conditions were largely beyond UI's control, and 3) the impact on UI of the changed conditions is of a magnitude that could affect UI's financial integrity." Hearings were held in April 2003. A final decision is currently scheduled for May 2003. UI has filed a separate request for an accounting order allowing it to defer the increased pension and postretirement benefits expenses until a final decision is rendered. A decision has not yet been received on the request for accounting ruling, and UI accordingly has fully expensed its first quarter pension and postretirement benefits costs.

OTHER REGULATORY MATTERS

                      DEPARTMENT OF PUBLIC UTILITY CONTROL

UI generally has at least several regulatory proceedings open and pending at the DPUC at any given time. Examples of such proceedings include an annual DPUC review and reconciliation of UI's competitive transition assessment and systems benefits charge revenues and expenses, dockets to consider specific restructuring or electricity market issues, consideration of specific rate or customer issues, and review of conservation programs.

TAX CREDITS RELATED TO THE SALE OF GENERATION

On March 3, 2003, the Internal Revenue Service (IRS) issued proposed regulations that would allow electric utilities to return certain tax benefits pertaining to divested generation assets back to customers. Specifically, these regulations deal with accumulated deferred investment tax credits (ADITC) and excess deferred federal income taxes (EDFIT) associated with generation assets.

UI had been previously ordered by the DPUC to seek a Private Letter Ruling (PLR) from the IRS requesting permission to immediately flow-through to customers $3.2 million of ADITC and $0.2 million of EDFIT relating to its formerly owned fossil-fueled generating stations. In addition to the sale of its fossil-fueled generating stations, UI also had ADITC in the amount of $4.7 million relating to the sale of its ownership interest in the Millstone Unit 3 nuclear generating facility.

While the proposed regulations, as written, do allow electric utilities to return ADITC and EDFIT to customers, the utility may do so only at the same rate that would have been permitted if the generation assets remained public utility property, not immediately, as had been sought in UI's PLR request.

Although the IRS has not officially responded to UI's PLR request, these proposed regulations provide authoritative guidance with respect to the IRS' position as to the treatment of these tax benefits. In the event the final regulations remain in their current form, there would be no resulting material impact on UI's earnings.

                            UIL HOLDINGS CORPORATION

BRIDGEPORT RESCO GENERATING FACILITY

Effective January 1, 2003, UI began selling its energy entitlement from its long-term purchase power contract with the Bridgeport RESCO generating facility into the New England wholesale market at market prices. To the extent that UI receives revenue from these sales that is greater or less than the amount it pays to Bridgeport RESCO for this energy, the difference is used to adjust the above market portion of purchase power expense recovered through UI's competitive transition assessment, subject to review by the DPUC. To the extent that expenses paid for this energy exceed revenues on a cumulative basis, UI would propose an alternative recovery mechanism to the DPUC.

WORK STOPPAGE PROCEEDING

The DPUC is required by Connecticut law to initiate a proceeding whenever a work stoppage occurs at a public service company for a period of more than seven days. Because the unionized employees at UI were on strike from May 16, 2002 to June 9, 2002, the DPUC conducted a proceeding to determine whether, as a result of the work stoppage, UI earned unreasonable profits and whether the quality of service to UI's customers was impaired. On April 2, 2003, the DPUC issued a final decision determining that "the quality of service provided by UI to its customers was not impaired as a result of the work stoppage" and therefore that no further action by the DPUC was warranted.

                      FEDERAL ENERGY REGULATORY COMMISSION

UI has constructed transmission facilities to connect the 330-megawatt transmission cable, connecting Connecticut and Long Island under Long Island Sound, owned by Cross Sound Cable Company, LLC (Cross-Sound) to the New England Power Pool (NEPOOL) transmission grid. Cross-Sound has paid UI $2.0 million for the construction costs. Pending clarification from the FERC of its recent order directing UI to reclassify a portion of this construction as transmission network upgrades, UI may be required to reimburse Cross-Sound for part or all of the $2.0 million it received from Cross-Sound. However, if the FERC requires such reimbursement, UI expects to recover the costs of the network upgrades through the network transmission rate or the NEPOOL Regional Network Service rate.

(D)  SHORT-TERM CREDIT ARRANGEMENTS

UIL Holdings has a money market loan arrangement with JPMorgan Chase Bank. This is an uncommitted short-term borrowing arrangement under which JPMorgan Chase Bank may make loans to UIL Holdings for fixed maturities from one day up to six months. JPMorgan Securities, Inc. acts as an agent and sells the loans to investors. The fixed interest rates on the loans are determined based on conditions in the financial markets at the time of each loan. As of March 31, 2003, UIL Holdings had no loans outstanding under this arrangement.

UIL Holdings has a revolving credit agreement with a group of banks that extends to July 31, 2003. The borrowing limit of this facility is $100 million. The facility permits UIL Holdings to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits UIL Holdings to borrow money for fixed periods of time specified by UIL Holdings at fixed interest rates determined by the Eurodollar interbank market in London (LIBOR). If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of UIL Holdings and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to UIL Holdings under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of March 31, 2003, UIL Holdings had $30 million in short-term borrowings outstanding under this facility.

Xcelecom has a revolving credit agreement with two banks that expires on June 30, 2004. This agreement provides for a $35 million revolving loan facility, available to meet working capital needs and up to $5 million in capital equipment needs, and to support standby letters of credit issued by Xcelecom in the normal course of its business. Capital equipment loans under this facility can be converted to amortizing term loans with a maturity of up to four years. This agreement also provides for the payment of interest at a rate, at the option of Xcelecom, based on the

                            UIL HOLDINGS CORPORATION
agent bank's prime interest rate or LIBOR. As of March 31, 2003, there was no outstanding revolving working capital balance under this facility. In addition, Xcelecom had $1.6 million of capital equipment funding that had been converted to term notes outstanding and standby letters of credit of $6.4 million outstanding at March 31, 2003. All borrowings outstanding under this agreement are secured solely by assets of Xcelecom and its subsidiaries.

APS had a revolving credit agreement with a bank that expired on April 11, 2003. This agreement provided for a $10 million working capital facility for APS and its subsidiaries, available for working capital needs, acquisitions of fixed assets in an aggregate amount not to exceed $4 million, and to make additional equity investments in acquired subsidiaries in an aggregate amount not to exceed $1 million. As of March 31, 2003, APS had $3.0 million in short-term borrowings outstanding under this agreement. In addition, APS had an outstanding letter of credit which was collaterized by $1.4 million borrowed under the APS facility at March 31, 2003. On April 11, 2003 APS repaid all borrowings outstanding under this agreement. The funds for such repayment were provided by UIL Holdings. APS expects to meet its short-term capital requirements from funds from operations. All short-term capital requirements that exceed available cash will be provided by UIL Holdings, until APS replaces the revolving credit agreement that expired.

                           UIL HOLDINGS CORPORATION

(E) INCOME TAXES
                                                          Three Months Ended
                                                               March 31,
                                                            (In Thousands)
                                                          2003          2002
                                                          ----          ----

Income tax expense consists of:
Income tax provisions:
  Current
              Federal                                    $ 7,501      $ 7,986
              State                                        2,632        1,852
                                                   ---------------------------
                 Total current                            10,133        9,838
                                                   ---------------------------
  Deferred
              Federal                                     (2,842)      (1,158)
              State                                       (1,335)        (624)
                                                   ---------------------------
                 Total deferred                           (4,177)      (1,782)
                                                   ---------------------------

Investment Tax Credits                                      (148)        (107)
                                                   ---------------------------


     Total income tax expense                            $ 5,808      $ 7,949
                                                   ===========================





Income tax components charged as follows:
   Operating tax expense                                 $ 5,413      $ 8,289
   Nonoperating tax expense                                  395         (340)
                                                   ---------------------------


     Total income tax expense                            $ 5,808      $ 7,949
                                                   ===========================


Legislation enacted in Connecticut on February 28, 2003 imposes a 20% surcharge on the corporation business tax for the year 2003 only. This surcharge, which was made retroactive to January 1, 2003, effectively increases the statutory rate of the Connecticut corporation business tax from 7.5% to 9.0% for the year 2003. Due to this change, the combined effective federal and state income tax rate for UIL Holdings' Connecticut-based entities will increase slightly from 39.875% to 40.85% for the year 2003.

                       UIL HOLDINGS CORPORATION

(F)  SUPPLEMENTARY INFORMATION (UNAUDITED)

                                                           Three Months Ended
                                                                March 31,
                                                           2003          2002
                                                           ----          ----
                                                             (In Thousands)
OPERATING REVENUES
------------------
Utility
     Retail                                             $ 149,974     $ 147,287
     Wholesale                                              7,562        17,784
     Other                                                  7,756         6,953
Non-utility businesses
     American Payment Systems                              29,390        21,690
     Xcelecom                                              68,942        64,616
     Other                                                      5             5
                                                     ------------- -------------
          Total Operating Revenues                      $ 263,629     $ 258,335
                                                     ============= =============

SALES BY CLASS(MEGAWATT-HOURS)
-----------------------------
    Retail
     Residential                                          600,633       547,349
     Commercial                                           608,387       579,502
     Industrial                                           226,925       236,861
     Other                                                 12,833        12,885
                                                     ------------- -------------
                                                        1,448,778     1,376,597
    Wholesale                                             114,664       554,375
                                                     ------------- -------------
          Total Sales by Class                          1,563,442     1,930,972
                                                     ============= =============

DEPRECIATION AND AMORTIZATION
-----------------------------
    Utility property, plant, and equipment                $ 7,006       $ 6,927
    Non-utility business property, plant and equipment      1,740         1,161
    Nuclear Decommissioning                                     -           672
                                                     ------------- -------------
          Total Depreciation                                8,746         8,760
                                                     ------------- -------------
    Amortization of intangibles                               655           436
    Amortization of nuclear plant regulatory assets        10,601         3,026
    Amortization of purchase power contracts                5,926         5,921
    Amortization of other regulatory assets                 1,403         1,072
    Amortization of cancelled plant                           293           293
                                                     ------------- -------------
          Total Amortization                               18,878        10,748
                                                     ------------- -------------
          Total Depreciation and Amortization            $ 27,624      $ 19,508
                                                     ============= =============

TAXES - OTHER THAN INCOME TAXES
-------------------------------
     Operating:
        Connecticut gross earnings                        $ 6,421       $ 6,423
        Local real estate and personal property             2,619         3,413
        Payroll taxes                                       2,160         2,112
                                                     ------------- -------------
          Total Taxes - Other than Income Taxes          $ 11,200      $ 11,948
                                                     ============= =============

OTHER INCOME (EXPENSE), NET
---------------------------
     Interest income                                        $ 242         $ 298
     Allowance for funds used during construction             656           677
     Equity earnings (loss) from Connecticut Yankee            85            84
     Non-utility business passive income (expense)         (2,146)       (1,525)
     Miscellaneous other income and (expense) - net           918           257
                                                     ------------- -------------
          Total Other Income (expense), net                $ (245)       $ (209)
                                                     ============= =============

OTHER INTEREST, NET
-------------------
     Notes Payable                                          $ 124         $ 103
     Other                                                    180           326
                                                     ------------- -------------
          Total Other Interest, net                         $ 304         $ 429
                                                     ============= =============

                       UIL HOLDINGS CORPORATION

(J)  COMMITMENTS AND CONTINGENCIES

OTHER COMMITMENTS AND CONTINGENCIES

                     CONNECTICUT YANKEE ATOMIC POWER COMPANY

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

The new estimates will be revised from time to time based on information available to Connecticut Yankee regarding future costs. Prior cost estimates have been included in Connecticut Yankee's FERC approved rates. UI expects Connecticut Yankee to seek recovery of these increases in rate applications to be filed in due course with the FERC, with any resulting adjustments being charged to their respective sponsors including UI. The timing, amount and outcome of these filings cannot be predicted at this time. UI would expect in turn to seek recovery of its respective share of any allowed increases from its customers through appropriate state and federal rate proceedings.

                                  HYDRO-QUEBEC

UI is a participant in the Hydro-Quebec transmission intertie facility linking New England and Quebec, Canada. UI has a 5.45% participating share in Phase I and Phase II of this facility, which in aggregate have a maximum 2000 megawatt equivalent generation capacity value. UI is obligated to furnish a guarantee for its participating share of the debt financing for the Phase II facility. As of March 31, 2003, UI's guarantee liability for this debt was approximately $4.3 million.

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

             SITE DECONTAMINATION, DEMOLITION AND REMEDIATION COSTS

As a result of a 1992 DPUC retail rate decision, since January 1, 1993, UI had been recovering through retail rates $1.075 million per year of environmental remediation costs for the demolition and decontamination of its Steel Point Station property in Bridgeport. As a result of the Rate Case decision dated September 26, 2002, UI will recover the remaining $3.0 million of these costs ratably during the 2002 through 2004 time period. This reflects the remaining cost of cleaning up the property, assuming a zero sales value. Final costs will be offset by any sale price realized, and will be subject to regulatory adjustment upon disposition of the property. UI is also replacing portions of the bulkhead at the Steel Point Station property. The work is expected to cost approximately $6.4 million and is currently expected to be completed in 2004. Such costs are expected to be reimbursed by the City of Bridgeport.

Subsequent to the demolition of Steel Point Station, the adjacent East Main Street Substation was removed at the request of the City of Bridgeport. UI will undertake an environmental subsurface investigation of the former substation site, but potential environmental remediation costs, if any, cannot be estimated at this time. Concurrent with the removal of the East Main Street Substation in 2000, the Congress Street Substation was expanded to replace it. Of the total cost, $10.6 million is reimbursable from the City of Bridgeport. UI expects that the receivable will be collectible from the City of Bridgeport.

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

From 1961 to 1976, UI owned a parcel of property in Derby, Connecticut, on which it operated an oil-fired electric generating unit. For several years, the Connecticut Department of Environmental Protection has been remediating a migration of fuel oil contamination from a neighboring parcel of property into the adjacent Housatonic River. Based

                       UIL HOLDINGS CORPORATION
on its own investigation to date, UI believes it has no responsibility for this contamination. However, if regulatory agencies determine that UI is responsible for the cost of these remediation activities, UI may experience substantial costs, no estimate of which is currently available.

                      CLAIM OF ENRON POWER MARKETING, INC.

UI has an agreement for standard offer generating service with Dominion Energy Marketing (Dominion), assignee of Virginia Electric and Power Company (VEPCO). The Dominion/VEPCO agreement replaced an earlier wholesale power agreement and other related agreements with Enron Power Marketing, Inc. (EPMI), originally intended to supply all of the power needed to meet UI's standard offer obligations until the end of the standard offer period (the Agreements). Following EPMI's bankruptcy filing on December 2, 2001, UI terminated the Agreements in accordance with their terms, effective January 1, 2002, in reliance upon provisions of the Bankruptcy Code that permit termination of such contracts. The Agreements permitted UI to calculate its gains and losses resulting from the termination, and globally to net these gains and losses against one another, and against any other amounts that UI owed to EPMI under the Agreements, to arrive at a single sum. EPMI, however, commenced on January 31, 2003 an adversary proceeding against UI and UIL Holdings in the EPMI bankruptcy. UIL Holdings was sued as the guarantor of UI's financial obligations under the Agreements. EPMI contends that UI was not entitled to offset, against any losses UI suffered from the termination of the Agreements, any amounts owing to EPMI for power delivered to UI after the date EPMI filed for bankruptcy. The amount of the allegedly improper setoff that EPMI seeks to recover in the adversary proceeding is approximately $8.2 million, plus interest and attorneys' fees.

                         CROSS-SOUND CABLE COMPANY, LLC

As of March 31, 2003, UCI's 25% share of the actual project cost for the Cross-Sound cable was $32.2 million. UCI provided a guarantee to Hydro-Quebec for UCI's participating share of the construction costs, and UIL Holdings provided a separate guarantee of UCI's obligation. The bulk of the project costs had been financed through the constructor of the project. As of March 31, 2003, UCI's 25% share of the estimated total final cost of the project was $34.6 million. In December 2002, UCI provided an equity infusion of $2.9 million. In February 2003, UCI provided an additional equity infusion of $6.9 million, and UIL Holdings loaned the project $22.7 million to repay the constructor financing. The guarantees described above were terminated when the constructor financing was repaid. A new guarantee of $3.8 million, in support of Hydro-Quebec's guarantees to third parties in connection with the construction of the project have been provided. It is expected that any obligations of Cross-Sound that are supported by the guarantee would be funded by capital contributions from the guarantors in amounts in proportion to their respective ownership shares of Cross-Sound. No liability was recorded related to the guarantee, as the likelihood of UIL Holdings having to perform under the guarantee is remote. Upon commercial operation, the UIL Holdings' loan is expected to be refinanced with external project financing. UCI will be responsible for 25% of any additional cost of project completion over the estimated amount.

                         AMERICAN PAYMENT SYSTEMS, INC.

Most of APS's business consists of transmitting customer payments to domestic utilities as agent of the utilities. APS's money transmitter and stored value businesses are subject to licensing, operating and reporting requirements imposed by many state money transmitter laws, and its operations are subject to examination by state regulators. These state licensing laws may impose penalties for conducting such activities without a license. APS has applied for or obtained licenses for its businesses in all states in which it is offering these services and has been advised that it is required to do so.

The number and complexity of regulatory requirements have increased significantly following passage of the USA PATRIOT ACT in October 2001, to detect and prevent money transfers to or from terrorists and other criminals. Federal and state regulators have revised, imposed or are considering the imposition of a variety of implementing regulations. Among other things, APS is required under the federal Bank Secrecy Act to make certain filings with regulators, keep certain records, maintain an anti-money laundering compliance program and be examined for

                       UIL HOLDINGS CORPORATION
regulatory compliance. A failure to comply with such requirements could result in sanctions, including civil or criminal penalties against APS and/or its agents. APS has been reviewing its compliance program and its procedures are being enhanced to meet the requirements of all applicable laws and regulations. APS expects the trend toward additional regulation to continue and will update its compliance program to reflect such changes as they occur.

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

The following table reconciles certain segment information with that provided in UIL Holdings' Consolidated Financial Statements. In the table, "Other" includes the information for the remainder of UIL Holdings' non-utility businesses and inter-segment eliminations.

                                     MARCH, 31, 2003        DECEMBER 31, 2002
                                     ---------------        -----------------
Total Assets                                     (In Thousands)
------------
    UI                                 $1,397,468               $1,403,283
    Xcelecom                              184,598                  195,721
    APS (Note)                            172,708                  123,037
    Other                                  51,284                   58,770
                                  ---------------------------------------------
       Total UIL Holdings              $1,806,058               $1,780,811
                                  =============================================

                                      THREE MONTHS           THREE MONTHS
                                         ENDED                   ENDED
                                     MARCH 31, 2003         MARCH 31, 2002
                                     --------------         --------------
Revenues from External Customers                 (In Thousands)
--------------------------------
    UI                                   $165,292                 $172,024
    Xcelecom                               68,942                   64,616
    APS                                    29,390                   21,690
    Other                                       5                        5
                                  ---------------------------------------------
       Total UIL Holdings                $263,629                 $258,335
                                  =============================================

Income (Loss) before Income Taxes
---------------------------------
   UI                                     $16,450                  $25,228
   Xcelecom                                  (477)                  (3,604)
   APS                                       (411)                     (27)
   Other                                   (4,488)                  (4,079)
                                  ---------------------------------------------
      Total UIL Holdings                  $11,074                  $17,518
                                  =============================================

Note: Includes settlement assets and restricted cash of $131,101 and $85,221 as of March 31, 2003 and December 31, 2002, respectively.

                       UIL HOLDINGS CORPORATION

(N)  GOODWILL AND OTHER INTANGIBLE ASSETS

As of March 31, 2003 and December 31, 2002, UIL Holdings maintains $77.7 million and $76.1 million, respectively, of goodwill related to its non-utility businesses that is no longer being amortized, and $8.9 million and $7.8 million, at March 31, 2003 and December 31, 2002, respectively, of identifiable intangible assets that continue to be amortized.

A summary of UIL Holdings' goodwill as of March 31, 2003 is as follows:

                                                        American
                                                         Payment
(Thousands of Dollars)                   Xcelecom        Systems       Total
                                      ----------------------------------------

Balance, January 1, 2003                 $66,957          $9,136      $76,093

Goodwill acquired during the quarter
  ended March 31, 2003                     1,339             251        1,590
                                      ----------------------------------------
Balance, March 31, 2003                  $68,296          $9,387      $77,683
                                      ========================================

There were no impairments to the goodwill balances recognized during the quarter ended March 31, 2003.

As of March 31, 2003 and December 31, 2002, UIL Holdings' intangible assets and related accumulated amortization consisted of the following:

                                         As of March 31, 2003
                              --------------------------------------------
                                              Accumulated         Net
(Thousands of Dollars)           Gross       Amortization       Balance
                              --------------------------------------------
Intangible assets subject to
  amortization:
Agent listing                   $5,711          $1,006          $4,705
Non-compete agreements           2,445           1,341           1,104
Backlog                            256             256               -
Employee sales force               150             125              25
Trade name                         100              84              16
Finder fee                         200              83             117
                              --------------------------------------------
Total                           $8,862          $2,895          $5,967
                              ============================================


                                        As of December 31, 2002
                              --------------------------------------------
                                             Accumulated          Net
(Thousands of Dollars)           Gross       Amortization       Balance
                              --------------------------------------------
Intangible assets subject to
  amortization:
Agent listing                   $5,577         $   687          $4,890
Non-compete agreements           1,485           1,057             428
Backlog                            256             214              42
Employee sales force               150             113              37
Trade name                         100              76              24
Finder fee                         200              67             133
                              --------------------------------------------
  Total                         $7,768          $2,214          $5,554
                              ============================================


The intangible asset balance is included in Other Deferred Charges on the Consolidated Balance Sheet.

                       UIL HOLDINGS CORPORATION

UIL Holdings recorded amortization expense of $0.5 million and $0.4 million for the three months ended March 31, 2003 and 2002, respectively related to these intangible assets. Assuming there are no acquisitions or dispositions that occur in the future, the estimated amortization expense for the years 2003 through 2007 is as follows:

        2003           2004          2005          2006          2007
        ----           ----          ----          ----          ----
                               (In Thousands)
       $1,413         $1,301         $962          $962          $666

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

The loss of key personnel or the inability to hire and retain qualified employees could have an adverse effect on the business, financial condition and results of operations for UIL Holdings' and its operating subsidiaries: UI, Xcelecom and APS. These operations depend on the continued efforts of its current and future executive officers, senior management and management personnel. Xcelecom has acquired a number of companies in the past. The success of these acquisitions is dependent on the continued involvement of the operating management of these entities. UIL Holdings cannot guarantee that any member of management at the corporate or subsidiary level will continue to serve in any capacity for any particular period of time. If UIL Holdings were to lose a number of key personnel, its operations could be adversely affected.

                         THE UNITED ILLUMINATING COMPANY

UI is an electric transmission and distribution utility, whose rates and allowed return on equity are regulated by the Federal Energy Regulatory Commission
(FERC) and the Connecticut Department of Public Utility Control (DPUC). The primary factors affecting the financial results of UI are sales volume, ability to control expenses, and regulatory policies and decisions. The two primary factors that affect electric utility sales volume are economic conditions and weather. The weather can also have an impact on expenses dependent on the level of maintenance required to deal with storms or other extreme conditions. The major expense components are (1) purchased power; (2) amortization of stranded costs; (3) wages and benefits; (4) depreciation; and (5) interest.

On September 26, 2002, the DPUC issued a final decision in UI's retail customer ratemaking (Rate Case) proceeding. The decision provides for a $30.9 million reduction in UI's annual revenue requirements, including (1) a $20.3 million reduction to UI's customer rates, (2) $2.0 million to be applied annually for additional funding of conservation programs, (3) $8.3 million to be applied annually to reduce stranded costs, and (4) $0.3 million to be applied to a combination of uncollectibles, taxes and rate base changes. Customer rates were reduced by 3.0% overall. The final Rate Case decision establishes rates on the basis of an authorized return on equity of 10.45%, excluding UI's investment in transmission rate base. Earnings above the authorized return are to be shared 50% to customers and 50% to net income, with the customers' share divided equally between bill reductions and an accelerated amortization of stranded costs. The Rate Case decision recognizes that the revenue requirements determination for transmission rate base, including the applicable return on equity, is within the jurisdiction of the FERC. UI's authorized return on equity for transmission rate base is 10.75%.

Following a work stoppage by UI's unionized employees from May 16, 2002 to June 9, 2002, UI and the Union entered into a three-year contract that provides for average annual wage increases of 4.8%. In addition to wage and salary increases, the cost of health care and pension benefits have increased and are expected to continue to increase in the future.

On March 26, 2003, the DPUC issued a decision granting UI's request to reopen its September 2002 rate decision, to examine increased pension and postretirement benefits expenses of UI for 2003. The March 26, 2003 decision states that "1) there are various changed conditions that have affected the pension related expenses of UI, 2) the underlying causes of such changed conditions were largely beyond UI's control, and 3) the impact on UI of the changed conditions is of a magnitude that could affect UI's financial integrity." Hearings were held in April 2003. A final decision is currently scheduled for May 2003. UI has filed a separate request for an accounting order allowing it to defer the increased pension and postretirement benefits expenses until a final decision is rendered. A decision has not yet been received on the request for accounting ruling, and UI accordingly has fully expensed its first quarter pension and postretirement benefits costs.

In April 1998, the Connecticut legislature enacted Public Act 98-28 (the Restructuring Act), a statute designed to restructure the regulated electric utility industry. Under the Restructuring Act, all Connecticut electricity customers are able to choose their electricity suppliers. Through December 31, 2003, UI is required to offer retail service to its customers under a regulated "standard offer" rate to each customer who does not choose an alternate electricity supplier, even though UI is no longer in the business of power generation. UI is also required under the Restructuring Act to provide back-up power supply service to customers whose alternate electricity supplier fails to provide power supply services for reasons other than the customers' failure to pay for such services. On December 28, 2001, UI entered into an agreement with Virginia Electric and Power Company (VEPCO) for the supply of all of UI's standard offer generation service needs from January 1, 2002 through December 31, 2003, and for the supply of all of UI's generation service requirements for special contract customers through 2008. VEPCO assigned its obligations under the terms of the agreement to Dominion Energy Marketing (Dominion) on February 1, 2003. As a result of the implementation of standard market design in New England in 2003, the price of generation in transmission-constrained areas may increase. Until December 31, 2003, such costs are included in the contractual price paid by UI under its contract with Dominion. The Connecticut General Assembly, in its session that began in January 2003, is considering whether to require electric distribution companies to provide "fully bundled" electricity, like the standard offer, beyond 2003 and, if so, under what terms, and is also considering whether to make other changes to the 1998 restructuring legislation. If standard offer type requirements are extended, UI would attempt to enter into a long-term power supply agreement similar to the current agreement, consistent with statutory requirements that are expected to be determined by mid-2003. The outcome of the legislative process could impact earnings and cash flow.

UI's agreement with Dominion for standard offer generation service replaces an earlier wholesale power agreement and other related agreements with Enron Power Marketing, Inc. (EPMI), originally intended to supply all of the power needed to meet UI's standard offer obligations until the end of the standard offer period (the Agreements). Following EPMI's bankruptcy filing on December 2, 2001, UI terminated the Agreements in accordance with their terms, effective January 1, 2002, in reliance upon provisions of the Bankruptcy Code that permit termination of such contracts. The Agreements permitted UI to calculate its gains and losses resulting from the termination, and globally to net these gains and losses against one another, and against any other amounts that UI owed to EPMI under the Agreements, to arrive at a single sum. EPMI, however, commenced on January 31, 2003 an adversary proceeding against UI and UIL Holdings in the EPMI bankruptcy. UIL Holdings was sued as the guarantor of UI's financial obligations under the Agreements. EPMI contends that UI was not entitled to offset, against any losses UI suffered from the termination of the Agreements, any amounts owing to EPMI for power delivered to UI after the date EPMI filed for bankruptcy. The amount of the allegedly improper setoff that EPMI seeks to recover in the adversary proceeding is approximately $8.2 million, plus interest and attorneys' fees. In the event that UI is determined to owe EPMI a portion or all of such amount for power delivered after EPMI filed for bankruptcy, UI will seek recovery of such amount through the regulatory process.

Under the Restructuring Act, UI is allowed to collect a competitive transition assessment (CTA) to recover costs that have been reasonably incurred, or will be incurred to meet its public service obligations, and that will likely not otherwise be recoverable in a competitive generation and supply market. These costs include above-market long-term purchased power contract obligations, regulatory asset recovery and above-market investments in power plants (so-called stranded costs). A significant amount of UI's earnings are generated by the allowed return on the equity portion of the CTA rate base. The CTA rate base earns exactly that return, no more and no less, by adjustments made to amortization expense in each period. A significant portion of UI's cash flow from operations is also generated from those earnings and from the recovery of the CTA rate base. CTA rate base has declined from year to year for a number of reasons including: amortization of CTA rate base components, the sale of the nuclear units, and any adjustments made through the annual DPUC review process. The original rate base component of stranded costs, as of January 1, 2000, was $433 million. It has since declined to $413 million at year-end 2000, $373 million in 2001, and $309 million at year-end 2002. Of the $64 million decrease from 2001 to 2002, approximately $43 million was due to the sale of UI's interests in Seabrook Station. The 2002 result is subject to DPUC review during 2003, pursuant to an annual review of UI's CTA revenues and expenses, and may be adjusted in accordance with that review. From 2003 on, CTA rate base will likely decline at an accelerating rate due to increasing levels of amortization. UI's CTA earnings will decrease while, based on UI's current projections, cash flow will remain fairly constant until stranded costs are fully amortized by 2010.

In order to maintain and improve its transmission and distribution system and to provide quality customer service, UI is required to spend a significant amount each year on capital projects. A large portion of the funds required for capital projects is provided internally through the recovery of depreciation and from amortization of stranded costs. The remainder must be financed externally.

                         AMERICAN PAYMENT SYSTEMS, INC.

The four primary risk factors affecting the financial results of APS and its subsidiaries are (1) the ability to recruit and retain agents, (2) the ability to manage and control agent fraud to ensure that the agents are depositing the funds collected from the consumers in a timely fashion, (3) the maintenance of internal control systems and procedures to account for the movement of significant amounts of cash from the agents to APS and on to the biller, on whose behalf the funds are collected, and (4) compliance with increasingly complex regulatory requirements applicable to its businesses. An additional risk factor is the recoverability and potential for impairment of goodwill.

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

APS intends to reduce banking costs by reducing the number of bank accounts it maintains and, instead, requiring agents to deposit payments into their own bank accounts. Agents who maintain their own bank accounts are contractually obligated to hold the collected funds in trust for the benefit of the biller. This strategy will result in a delay of monitoring timely deposits by the agent, which may increase agent fraud risk. The processing of bill payments also requires APS to implement and maintain a rigorously controlled record-keeping system, which is dependent on the employment of a reliable and secure information technology system.

APS is subject to numerous state and federal banking regulations and is required in states where it conducts business to have and maintain money transmitter licenses. Most of APS's business consists of transmitting customer payments to domestic utilities as agent of the utilities. APS's money transmitter and stored value businesses are subject to licensing, operating and reporting requirements imposed by many state money transmitter laws, and its operations are subject to examination by state regulators. These state licensing laws may impose penalties for conducting such activities without a license. APS has applied for or obtained licenses for its businesses in all states in which it is offering these services and has been advised that it is required to do so.

The number and complexity of regulatory requirements have increased significantly following passage of the USA PATRIOT ACT in October 2001, to detect and prevent money transfers to or from terrorists and other criminals. Federal and state regulators have revised, imposed or are considering the imposition of a variety of implementing regulations. Among other things, APS is required under the federal Bank Secrecy Act to make certain filings with regulators, keep certain records, maintain an anti-money laundering compliance program and be examined for regulatory compliance. A failure to comply with such requirements could result in sanctions, including civil or criminal penalties against APS and/or its agents. APS has been reviewing its compliance program and its procedures are being enhanced to meet the requirements of all applicable laws and regulations. APS expects the trend toward additional regulation to continue and will update its compliance program to reflect such changes as they occur.

Other factors affecting the financial results of APS and its subsidiaries are the pace of technological changes, competition, and attracting and retaining management expertise.

APS's subsidiaries include APS Card Services, Inc. (CSI), which is 100% owned, and CellCards of Illinois, LLC (CCI), which is currently 51% owned. CSI has been organized by APS to market a prepaid stored value card to consumers through the APS agent network. APS intends to merge CSI with APS during the second quarter 2003. CCI, in which APS acquired its ownership interest in April 2001, sells prepaid long distance telephone service, prepaid telephone calling cards and prepaid wireless telephone service in check cashing and convenience store locations nationwide, as well as through APS's network of agents. APS has the option (a call option) to purchase the remaining 49% of CCI beginning in May 2004, at a price to be determined by a formula based on future sales and earnings performance. The other owners of CCI have the option (a put option) to require APS to purchase such remaining 49%, beginning in May 2004, or earlier if certain change of control events or management changes occur. The put and call options together provide a synthetic forward option for the purchase of the remaining 49% of CCI by APS.

UCI's $1.0 million investment in Bill Matrix, a provider of a bill payment by phone service, was transferred to APS during the first quarter 2003. APS also has a joint marketing agreement with Bill Matrix.

APS acquired point of sale activation (POSA) technology from a vendor. In conjunction with this technology acquisition, APS entered into a Loan and Security Agreement with this vendor. Under this agreement, APS made three loans to the vendor and its affiliates totaling $3.0 million. In the fourth quarter 2002, APS declared the borrower in default of all loans and seized the borrower's accounts receivable, inventory, assignment of contracted arrangements with the borrower's retailer network, and POSA terminals for a value of $0.8 million. APS is negotiating the sale of the collateral seized to CCI, and APS expects to receive a note from CCI as payment. APS expects the sale to be completed by May 15, 2003. As part of the foreclosure, the remaining outstanding loan balance of $2.2 million was restructured. The Amended and Restated Loan Agreement matures on November 19, 2006. APS has established an appropriate reserve against the remaining loan balance with regard to the collectibility of the loan.

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

More than half of Xcelecom's business is the installation of electrical, mechanical and integrated network information systems in newly constructed and renovated buildings and plants. Downturns in levels of construction starts can have a material adverse effect on Xcelecom's business, financial condition and results of operations. In addition, Xcelecom's business is subject to seasonal variations in operations and demand that affect the construction business, particularly in new construction. Quarterly results may also be affected by regional economic conditions and weather. Accordingly, Xcelecom's performance in any particular quarter may not be indicative of the results that can be expected for any other quarter or for the entire year.

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

Xcelecom had a backlog as of March 31, 2003 of approximately $120 million, compared with comparable backlog, including the effects of 2002 acquisitions, of approximately $136 million as of March 31, 2002.

                        UNITED CAPITAL INVESTMENTS, INC.

UCI's investments in venture funds were viewed as an opportunity to earn an appropriate return and a means of promoting local economic development. Due to the type of investments and market conditions, the value of the Zero Stage VI fund has decreased substantially in 2002 and 2001. The other two funds have been established more recently and are not yet fully invested. These funds have experienced a smaller decrease in value, principally due to fund management fees and syndication costs.

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

The project received all necessary permits prior to the cable being installed in the spring of 2002. After installation, it was determined that several sections of the cable in New Haven Harbor do not currently meet the burial depths required by the permits. The authorized depth was not achieved due to the obstruction of rock ledge, sediment and other more movable types of obstruction, such as tree stumps and metal plate debris. The Department of Environmental Protection (DEP) and United States Army Corp of Engineers have raised no environmental or navigational concerns related to operation of the cable as currently buried; however, the DEP has indicated that the permit depth must be reached before commercial operation can begin. Cross-Sound is developing proposals for achieving the required burial depth. However, the DEP could determine that a new permitting process is required for some or all of the work. Currently, there is a Connecticut legislative moratorium on installing new utility lines across Long Island Sound through June 2003. The Connecticut General Assembly, in its session that began January 2003, is likely to enact legislation that would impose a moratorium through June 2004. Work in New Haven Harbor is prohibited from mid-January through March and from June through September, due to concerns related to fish and shellfish.

In January 2003, Cross-Sound sought to modify its DEP permit. The requested modifications would change the burial depth requirement to provide that current burial depth is acceptable and would allow operation of the cable while Cross-Sound works to meet the permit depth requirements. The DEP refused to consider the request, citing the legislative moratorium. Cross-Sound then filed in Connecticut Superior Court a request that the court issue an order requiring the DEP to consider the request for permit modification without regard to the moratorium, which Cross-Sound asserts does not apply to the Cross-Sound request. The Superior Court heard argument in February 2003, and issued a decision on April 9, 2003, determining that the moratorium applies to Cross-Sound and denying Cross-Sound's request for a court order requiring the DEP to consider Cross-Sound's request. On April 23, 2003, Cross-Sound filed an application for certification with the Connecticut Supreme Court, seeking permission to appeal the Superior Court decision. On April 30, 2003, the Connecticut Supreme Court denied the request. Cross-Sound is currently reviewing its legal options. When the moratorium ends, Cross-Sound expects again to request the DEP to modify the method of achieving the required depth, or to permit the cable to operate at the current depth while Cross-Sound works to achieve the permit depth requirements.

As of March 31, 2003, UCI's 25% share of the actual project cost for the Cross-Sound cable was $32.2 million. UCI provided a guarantee to Hydro-Quebec for UCI's participating share of the construction costs, and UIL Holdings provided a separate guarantee of UCI's obligation. The bulk of the project costs had been financed through the constructor of the project. As of March 31, 2003, UCI's 25% share of the estimated total final cost of the project was $34.6 million. In December 2002, UCI provided an equity infusion of $2.9 million. In February 2003, UCI provided an additional equity infusion of $6.9 million, and UIL Holdings loaned the project $22.7 million to repay the constructor financing. The guarantees described above were terminated when the constructor financing was repaid. A new guarantee of $3.8 million, in support of Hydro-Quebec's guarantees to third parties in connection with the construction of the project have been provided. It is expected that any obligations of Cross-Sound that are supported by the guarantee would be funded by capital contributions from the guarantors in amounts in proportion to their respective ownership shares of Cross-Sound. No liability was recorded related to the guarantee, as the likelihood of UIL Holdings having to perform under the guarantee is remote. Upon commercial operation, the UIL Holdings' loan is expected to be refinanced with external project financing. UCI will be responsible for 25% of any additional cost of project completion over the estimated amount.

UCI has no current plans to make additional, new, minority ownership interest investments.

                         UNITED BRIDGEPORT ENERGY, INC.

Due to the relatively low wholesale price for electricity and generation capacity during the past two years, UBE's investment in Bridgeport Energy LLC
(BE) has not produced the returns initially anticipated. BE projects 2003 operating income to be near breakeven. This estimate reflects the uncertainty of energy and capacity pricing, as new market rules are instituted and further refined. The facility is located in a transmission-constrained area and may benefit from the implementation of standard market design changes in New England. Although BE's projections for 2003 are expected to be near breakeven, UBE is projecting a loss for 2003, reflecting intercompany financing costs. See "Looking Forward - United Resources, Inc. (URI) Earnings Estimates for 2003 - URI Minority Ownership Interest Investments - United Bridgeport Energy, Inc."

                         LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, UIL Holdings had $79.1 million of cash and temporary cash investments, of which $56.9 million was restricted cash; the majority of restricted cash was funds collected by APS's agents that had not been forwarded to APS's clients. This represents an increase of $12.1 million from the corresponding balance at December 31, 2002. The components of this increase, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

                                                                   (In Millions)

Balance, December 31, 2002                                              $67.0
                                                                   -------------

Net cash provided by operating activities:
  Net cash provided by operating activities before net settlements        9.1
  Net settlements  (1)                                                   14.8
                                                                   -------------
                                                                         23.9
                                                                   -------------
Net cash provided by (used in) investing activities:
-   Investment in debt securities, net                                   25.0
-   Cash invested in plant                                              (12.6)
-   Deferred payments in prior acquisitions                              (2.3)
                                                                   -------------
                                                                         10.1
                                                                   -------------

Net cash used in financing activities:
-   Financing activities, excluding dividend payments                   (11.6)
-   Dividend payments                                                   (10.3)
                                                                   -------------
                                                                        (21.9)

       Net Change in Cash                                                12.1
                                                                   -------------

Balance, March 31, 2003                                                 $79.1
                                                                   =============

(1) The net settlements reflected above as a component of cash provided by operating activities represent the change in net accounts receivable due from APS's agents, as well as net payables due to APS's clients.

There have been no material changes in UIL Holdings' capital resources or capital requirements from those reported in UIL Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 2002, except that APS has repaid the $3.0 million outstanding balance under its $10 million revolving credit agreement with a bank, and the agreement was not renewed when it expired on April 11, 2003. All capital requirements that exceed available cash will have to be provided by external financing. Although there is no commitment to provide such financing from any source of funds, other than a $100 million revolving credit agreement that UIL Holdings has with a group of banks and a $35 million revolving credit agreement that Xcelecom has with two banks, future external financing needs are expected to be satisfied by the issuance of additional short-term and long-term debt. The continued availability of these methods of financing will be dependent on many factors, including conditions in the securities markets, economic conditions, and future income and cash flow. See Item 1, "Financial Statements - Notes to Consolidated Financial Statements - Note (B), Capitalization and Note (D), Short-Term Credit Arrangements" for a discussion of UIL Holdings' credit arrangements.

                     CONTRACTUAL AND CONTINGENT OBLIGATIONS

At March 31, 2003 there was no material change in UIL Holdings' and its subsidiaries contractual and contingent obligations from those reported in UIL Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

                          CRITICAL ACCOUNTING POLICIES

The discussion of Results of Operations and financial condition relies on UIL Holdings' Consolidated Financial Statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. UIL Holdings believes that investors need to be aware of these policies and how they impact UIL Holdings' financial reporting to gain a more complete understanding of UIL Holdings' Consolidated Financial Statements as a whole, as well as UIL Holdings' related discussion and analysis presented herein. While UIL Holdings believes that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in UIL Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 2002 are those that depend most heavily on these judgments and estimates. At March 31, 2003, there have been no material changes to any of the Critical Accounting Policies contained therein.

                              RESULTS OF OPERATIONS

UIL HOLDINGS CORPORATION RESULTS OF OPERATIONS:  FIRST QUARTER 2003 VS.
-----------------------------------------------------------------------
PREVIOUS ESTIMATE
-----------------

Net Income for UIL Holdings Corporation (UIL Holdings) was $5.3 million in the first quarter of 2003, or $0.37 per share. This was higher than the $0.25-$0.35 per share range estimated in UIL Holdings' Annual Report on Form 10-K for 2002. The improvement was due primarily to higher than expected retail sales at United Illuminating (UI), much of which was due to colder than normal weather. The results of UIL Holdings' non-utility businesses, under United Resources, Inc.
(URI), were within the overall range estimated for those units.

FIRST QUARTER 2003 VS. FIRST QUARTER 2002
-----------------------------------------

UIL HOLDINGS CORPORATION RESULTS OF OPERATIONS:  FIRST QUARTER 2003 VS. FIRST
-----------------------------------------------------------------------------
QUARTER 2002
------------

UIL Holdings' earnings for the first quarter of 2003 decreased by $4.3 million, or $0.31 per share, compared to the first quarter of 2002. The decrease in earnings was due to the absence of earnings from the Nuclear Division and lower earnings at UI, partly offset by lower losses at URI. The remaining operating assets of the Nuclear Division (Seabrook nuclear generating station) were sold on November 1, 2002, resulting in the absence in the first quarter of 2003 of the $0.24 per share contribution of that division in the first quarter of 2002. The lower earnings at UI were due primarily to the impact of the Department of Public Utility Control's (DPUC) Rate Case decision, that was rendered on September 26, 2002 and effective on that date, and higher pension and postretirement benefits expenses. Overall, the decision reduced UI's allowed return on utility common equity to 10.45% from the previous allowed return on equity of 11.5%. From the effective date to the end of 2002, the decision was implemented entirely through additional accelerated amortization of stranded costs. Effective January 1, 2003, the decision was implemented by an overall 3% reduction of UI's retail rates, and accelerated amortization of stranded costs. The retail rate reduction applied to UI's Distribution Division, and was offset only partly by increased retail sales, mostly from colder weather in the first quarter of 2003 compared to the first quarter of 2002. The Rate Case decision did not include provisions for significantly higher pension and postretirement benefits expenses that were not known at the time of the proceeding. These costs are currently being expensed by UI and are included in the first quarter of 2003 results. The DPUC has reopened UI's Rate Case as a result of the changed conditions regarding pension and postretirement benefits expenses and is currently reviewing UI's estimate of these costs for 2003. It is expected that a decision on recovery of these costs will be made by the DPUC in the second quarter of 2003. The earnings improvement at URI was due to improvements at Xcelecom, Inc. More details are supplied below.

The table below represents a comparison of UIL Holdings' Net Income and Earnings per Share (EPS) for the first quarter of 2003 and the first quarter of 2002.

-----------------------------------------------------------------------------------------------------
                                                                          2003 more (less) than 2002
                                         Quarter Ended   Quarter Ended    ---------------------------
                                         March 31, 2003  March 31, 2002    Amount       Percent
-----------------------------------------------------------------------------------------------------
NET INCOME (IN MILLIONS EXCEPT PERCENTS)
   UI                                         $8.5            $10.7        $(2.2)        (21)%
   Nuclear Division                            0.0              3.5         (3.5)       (100)%
   United Resources (Non-Utility)             (3.2)            (4.6)         1.4         - -
                                               ---              ---          ---
     TOTAL NET INCOME FROM OPERATIONS         $5.3             $9.6        $(4.3)        (45)%
                                               ===              ===          ===

EPS FROM OPERATIONS
   UI                                        $0.60            $0.76       $(0.16)        - -
   Nuclear Division                           0.00             0.24        (0.24)       (100)%
   United Resources (Non-Utility)            (0.23)           (0.32)        0.09         - -
                                              ----             ---          ----
     TOTAL EPS - BASIC                       $0.37            $0.68       $(0.31)        (46)%
                                              ====             ====         ====
     TOTAL EPS - DILUTED (NOTE A)            $0.37            $0.67       $(0.30)        (45)%
                                              ====             ====         ====
-----------------------------------------------------------------------------------------------------

Note A: Reflecting the effect of unexercised dilutive stock options.

The following table is a line-by-line breakdown of certain line items of UIL Holdings' Consolidated Statement of Income by subsidiary, including comparisons between the first quarter of 2003 and the first quarter of 2002. Significant variances are explained in the individual subsidiary sections that follow.

                                                      QUARTER            QUARTER
                                                       ENDED              ENDED       2003 MORE (LESS)
(IN MILLIONS - UNAUDITED)                           MAR. 31, 2003     MAR. 31, 2002       THAN 2002
-------------------------                           -------------     -------------       ---------
OPERATING REVENUES
UI from operations, before sharing                     $165.3            $158.0               $7.3
Nuclear                                                   0.0              14.0              (14.0)
Xcelecom                                                 68.9              64.6                4.3
APS                                                      29.4              21.7                7.7
Minority Ownership Interest Investment and Other          0.0               0.0                0.0
                                                         ----              ----                ---
  TOTAL OPERATING REVENUES                              263.6             258.3                5.3
                                                        =====             =====                ===

FUEL AND ENERGY EXPENSES
UI                                                       66.5              62.0                4.5
Nuclear                                                   0.0               2.0               (2.0)
                                                         ----              ----                ---
  TOTAL FUEL AND ENERGY EXPENSES                         66.5              64.0                2.5
                                                         ====              ====                ===

OPERATION AND MAINTENANCE EXPENSES
UI                                                       43.0              41.3                1.7
Nuclear                                                   0.0               5.3               (5.3)
Xcelecom                                                 67.7              66.6                1.1
APS                                                      28.5              20.9                7.6
Minority Ownership Interest Investment and Other          0.7               0.9               (0.2)
                                                        -----              ----                ---
  TOTAL OPERATION AND MAINTENANCE EXPENSES              139.9             135.0                4.9
                                                        =====             =====                ===

DEPRECIATION AND AMORTIZATION EXPENSES
UI                                                        7.0               7.2               (0.2)
Nuclear                                                   0.0               0.4               (0.4)
Xcelecom                                                  0.9               0.6                0.3
APS                                                       0.9               0.6                0.3
Minority Ownership Interest Investment and Other          0.0               0.0                0.0
                                                          ---               ---                ---
   Subtotal depreciation                                  8.8               8.8               (0.0)
Amortization of regulatory assets (UI)                   18.2              10.3                7.9
Amortization Xcelecom                                     0.3               0.3                0.0
Amortization APS                                          0.3               0.1                0.2
                                                         ----              ----                ---
  TOTAL DEPRECIATION AND AMORTIZATION EXPENSES           27.6              19.5                8.1
                                                         ====              ====                ===

TAXES - OTHER THAN INCOME TAXES
UI - State gross earnings tax                             6.4               6.4                0.0
UI - other                                                3.9               4.6               (0.7)
Nuclear - other                                           0.0               0.3               (0.3)
Xcelecom                                                  0.6               0.4                0.2
APS                                                       0.3               0.2                0.1
Minority Ownership Interest Investment and Other          0.0               0.0                0.0
                                                         ----              ----                ---
  TOTAL TAXES - OTHER THAN INCOME TAXES                  11.2              11.9               (0.7)
                                                         ====              ====                ===


                                                           QUARTER           QUARTER
                                                            ENDED             ENDED        2003 MORE (LESS)
(IN MILLIONS - UNAUDITED)                               MAR. 31, 2003     MAR. 31, 2002        THAN 2002
-------------------------                               -------------     -------------        ---------
OTHER INCOME (DEDUCTIONS)
UI                                                            1.7              1.4                0.3
Nuclear                                                       0.0              0.1               (0.1)
Xcelecom                                                      0.2              0.2                0.0
APS                                                           0.2              0.1                0.1
Minority Ownership Interest Investment and Other             (2.3)            (2.0)              (0.3)
                                                              ---              ---                ---
  TOTAL OTHER INCOME (DEDUCTIONS)                            (0.2)            (0.2)               0.0
                                                              ===              ===                ===

EARNINGS BEFORE INTEREST AND TAXES (EBIT)
UI                                                           21.9             27.6               (5.7)
Nuclear                                                       0.0              6.2               (6.2)
Xcelecom                                                     (0.3)            (3.1)               2.8
APS                                                          (0.4)             0.0               (0.4)
Minority Ownership Interest Investment and Other             (3.0)            (2.9)              (0.1)
                                                             ----             ----                ---
  TOTAL EARNINGS BEFORE INTEREST AND TAXES (EBIT)            18.2             27.8               (9.6)
                                                             ====             ====                ===

INTEREST CHARGES
UI                                                            5.2              9.1               (3.9)
UI - Interest on Seabrook obligation bonds owned by UI        0.0             (1.5)               1.5
UI - Amortization: debt expense, redemption premiums          0.3              0.6               (0.3)
Nuclear                                                       0.0              0.3               (0.3)
Xcelecom                                                      0.1              0.5               (0.4)
APS                                                           0.0              0.1               (0.1)
Minority Ownership Interest Investment and Other              1.5              1.1                0.4
                                                              ---             ----                ---
   TOTAL INTEREST CHARGES                                     7.1             10.2               (3.1)
                                                              ===             ====                ===

INCOME TAXES
UI                                                            8.0              8.7               (0.7)
Nuclear                                                       0.0              2.3               (2.3)
Xcelecom                                                     (0.2)            (1.4)               1.2
APS                                                          (0.1)            (0.1)               0.0
Minority Ownership Interest Investment and Other             (1.9)            (1.6)              (0.3)
                                                              ---              ---                ---
  TOTAL INCOME TAXES                                          5.8              7.9               (2.1)
                                                              ===              ===                ===

NET INCOME
UI                                                            8.5             10.7               (2.2)
Nuclear                                                       0.0              3.5               (3.5)
Xcelecom                                                     (0.3)            (2.2)               1.9
APS                                                          (0.3)             0.0               (0.3)
Minority Ownership Interest Investment and Other             (2.6)            (2.4)              (0.2)
                                                              ---              ---                ---
  TOTAL NET INCOME                                           $5.3             $9.6              ($4.3)
                                                              ===              ===                ===

THE UNITED ILLUMINATING COMPANY RESULTS OF OPERATIONS:  FIRST QUARTER OF 2003
-----------------------------------------------------------------------------
VS. FIRST QUARTER OF 2002
-------------------------

------------------------------------------------------------------------------------------------------
                                                                            2002 more (less) than 2001
                                           Quarter Ended     Quarter Ended  --------------------------
                                           March 31, 2003    March 31, 2002    Amount         Percent
------------------------------------------------------------------------------------------------------
EPS FROM OPERATIONS (BASIC)
   UI before Nuclear Division and Sharing        $0.60           $0.76         $(0.16)         (21)%
   Nuclear Division                               0.00            0.24          (0.24)        (100)%
                                                  ----            ----          ------
     Total UI EPS from operations                $0.60           $1.00         $(0.40)         (40)%
                                                  ====            ====          ======
RETAIL SALES (MILLIONS OF KWH)                   1,449           1,377             72            5%
------------------------------------------------------------------------------------------------------

                        UI EXCLUDING THE NUCLEAR DIVISION

Excluding the Nuclear Division, UI's net income was $8.5 million, or $0.60 per share, in the first quarter of 2003, compared to $10.7 million, or $0.76 per share, in the first quarter of 2002. The decrease of $0.16 per share was due to lower revenues, resulting from the September 26, 2002 Rate Case decision, and higher pension and postretirement benefits expenses.

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

Overall, UI's revenue increased by $7.3 million, from $158.0 million in the first quarter of 2002 to $165.3 million in the first quarter of 2003. Details of this change in revenue are as follows:

-------------------------------------------------------------------------------
                                                                      From
                          In Millions                              Operations
-------------------------------------------------------------------------------
      Revenue Increase/(Decrease)
-------------------------------------------------------------------------------
 REVENUE FROM DISTRIBUTION DIVISION:
 Estimate of operating Distribution Division component of
   "weather normalized" retail sales growth, 1.8%                     $1.0
 Estimate of operating Distribution Division component of
   weather effect on retail sales, 3.4%                                1.9
 Impact of rate  decrease  and mix of sales on  average  price
and other                                                             (4.4)
                                                                       ---
   TOTAL RETAIL REVENUE FROM DISTRIBUTION DIVISION                    (1.5)
RETAIL REVENUE FROM OTHER UTILITY DIVISIONS                            4.2
                                                                       ---
        TOTAL UI RETAIL REVENUE                                        2.7
OTHER OPERATING REVENUE INCREASE (DECREASE)
 NEPOOL transmission revenues                                          0.8
 Other                                                                 0.0
                                                                       ---
        TOTAL UI OTHER OPERATING REVENUES                              0.8

 UI WHOLESALE REVENUE                                                  3.8
                                                                       ---

         TOTAL UI REVENUES                                            $7.3
                                                                       ===
-------------------------------------------------------------------------------

Retail fuel and energy expense increased by $3.8 million in the first quarter of 2003, compared to the first quarter of 2002. UI has received, and expects to receive through 2003, electricity to satisfy its standard offer retail customer service requirements through a fixed-price purchased power agreement. These costs are recovered through the GSC portion of UI's unbundled retail customer rates. UI's financial results are not affected by its customers' selection of alternate suppliers to provide generation services. UI's wholesale energy expense increased by $0.7 million, but these costs are recovered from customers through the CTA.

UI's operation and maintenance (O&M) expenses increased by $1.7 million, from $41.3 million in the first quarter of 2002 to $43.0 million in the first quarter of 2003. The principal components of these expense changes included:

--------------------------------------------------------------------------------
                                                                     Increase/
                              In Millions                            (Decrease)
--------------------------------------------------------------------------------
Operating Division:
--------------------------------------------------------------------------------
  Net pension expense and postretirement benefits expenses (Note A)    $4.2
  Incentive Costs                                                      (1.8)
  NEPOOL transmission expense                                           0.5
  Other                                                                (1.2)
                                                                        ---
     TOTAL OPERATING DISTRIBUTION DIVISION                             $1.7
     NON-DISTRIBUTION O&M                                               0.0
                                                                        ---
     TOTAL O&M EXPENSE                                                 $1.7
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

Amortization of regulatory assets, as booked, increased by $7.9 million, from $10.3 million in the first quarter of 2002 to $18.2 million in the first quarter of 2003. The principal components of these changes were:

-------------------------------------------------------------------------------
             Increase (Decrease) In Millions        As Booked       After-tax
-------------------------------------------------------------------------------
AMORTIZATION OF REGULATORY ASSETS:
-------------------------------------------------------------------------------
  Accelerated amortization in Distribution Division    $0.8              $0.6
  Amortization in CTA and SBC                           7.1               4.2
                                                        ---               ---
    TOTAL AMORTIZATION OF REGULATORY ASSETS            $7.9              $4.8
                                                        ===               ===
-------------------------------------------------------------------------------

Note: "As booked" presents amounts as they appear on the income statement.
      After-tax amounts are provided because only part of the as booked amounts are tax deductible.

Other pre-tax income increased by $0.3 million in the first quarter of 2003 compared to the first quarter of 2002.

Taxes - other than income taxes decreased by $0.7 million, from $4.6 million in the first quarter of 2002 to $3.9 million in the first quarter of 2003. The decrease was due to the absence of Seabrook property taxes due to the sale of Seabrook Station on November 1, 2002. Approximately 90% of these taxes were being recovered through the CTA.

Interest charges decreased by $2.7 million, from $8.2 million in the first quarter of 2002 to $5.5 million in the first quarter of 2003. About $1.9 million of this decrease occurred in the Distribution Division and $0.8 million occurred in the CTA. Overall, the decrease was due primarily to the termination of the Seabrook lease obligation resulting from the sale of Seabrook Station on November 1, 2002.

                                NUCLEAR DIVISION

The remaining operating assets of the Nuclear Division (Seabrook Station) were sold on November 1, 2002. The Nuclear Division contributed net income of $3.5 million, or $0.24 per share in the first quarter of 2002.

UNITED RESOURCES, INC. RESULTS OF OPERATIONS:  FIRST QUARTER 2003 VS.
---------------------------------------------------------------------
FIRST QUARTER 2002
------------------

-----------------------------------------------------------------------------------------------------------
                                                                                2003 more (less) than 2002
                                              Quarter Ended     Quarter Ended   ---------------------------
                                              March 31, 2003    March 31, 2002     Amount       Percent
-----------------------------------------------------------------------------------------------------------
EPS FROM OPERATIONS (BASIC)
   Operating Businesses
     American Payment Systems, Inc. (APS)        $(0.02)           $0.00        $(0.02)            - -
     Xcelecom, Inc. (Xcelecom)                    (0.02)           (0.15)         0.13             - -
                                                  ------           ------         ----
       SUBTOTAL OPERATING BUSINESSES              (0.04)           (0.15)         0.11             - -
   Minority Ownership Interest Investments
     United Bridgeport Energy, Inc. (UBE)         (0.11)           (0.07)        (0.04)            - -
     United Capital Investments, Inc. (UCI)       (0.01)           (0.03)         0.02             - -
                                                   ----             ----          ----
       SUBTOTAL MINORITY OWNERSHIP INTEREST
       INVESTMENTS                                (0.12)           (0.10)        (0.02)            - -

   URI HEADQUARTERS (NOTE A)                      (0.07)           (0.07)         0.00             - -
                                                   ----             ----          ----

       TOTAL NON-UTILITY EPS FROM OPERATIONS     $(0.23)          $(0.32)        $0.09             - -
                                                   ====             ====          ====
-----------------------------------------------------------------------------------------------------------

Note A: Includes interest charges on intercompany and unallocated debt and strategic and administrative costs associated with the non-utility holding company.

Overall, the consolidated non-utility businesses operating under the parent, URI, lost approximately $3.2 million, or $0.23 per share, in the first quarter of 2003, compared to losses of about $4.6 million, or $0.32 per share, in the first quarter of 2002, for an improvement of $1.4 million, or $0.09 per share. Operating revenue for the URI businesses increased by $12.0 million, or 14%. Expenses for the URI businesses, including losses on minority ownership interest investments but excluding income taxes, increased by $9.3 million, and income taxes increased by $1.3 million.

The results of each of the subsidiaries of URI for the first quarter of 2003 and the first quarter of 2002, as presented below, reflect the allocation of debt costs from the parent based on a capital structure, including an equity component, and an interest rate deemed appropriate for that type of business. The targeted capital structures for each of URI's subsidiaries are: 100% equity for APS and UCI, 65% equity and 35% debt for Xcelecom for all periods prior to the second quarter of 2002 and 100% equity beginning in the second quarter of 2002, and 30% equity and 70% debt for UBE. See the Xcelecom section for an explanation on the change to Xcelecom's capital structure. URI absorbs interest charges on the equity portion of its investments in its subsidiaries to the extent those investments are financed with debt. URI may incur other expenses necessary to manage its investments from time to time.

The following is a detailed explanation of the quarterly variances by URI subsidiary.

     URI OPERATING BUSINESSES

                         AMERICAN PAYMENT SYSTEMS, INC.

APS lost $0.3 million, or $0.02 per share, in the first quarter of 2003, compared to breakeven results in the first quarter of 2002. Revenues increased by $7.7 million, to $29.4 million. Cost of Sales increased at a greater pace than revenues increased, as much of the sales increase was in lower margin products. Additional expenses were incurred to expand the infrastructure of the organization in order to enhance the bill payment business and introduce and sell new products and services which are not yet profitable. Depreciation and amortization expenses were also higher due to the purchase and installation of additional field equipment and contract costs.

                                 XCELECOM, INC.

Xcelecom lost $0.3 million, or $0.02 per share, in the first quarter of 2003, compared to a loss of $2.2 million, or $0.15 per share in the first quarter of 2002. Revenues increased by $4.3 million including $10.3 million from an acquisition completed in the second quarter of 2002. While revenues increased in the systems integration business line, revenues in the construction business line decreased, for an overall net reduction of $6.0 million. Gross margins improved at most of Xcelecom's businesses, adding $4.3 million overall. Gross margins would have increased by about $6.4 million, but cost overruns and slower completion rates at some projects, partly due to severe winter weather, reduced margins by about $2.1 million. Interest charges were reduced due to the conversion, in the second quarter of 2002, to a 100% equity capital structure from the 65% equity and 35% intercompany debt structure used previously. This conversion contributed $0.01 per share to Xcelecom in the first quarter of 2003, but was offset by an earnings decrease in URI Headquarters, which received less interest income from Xcelecom. These improvements were partly offset by higher selling, general and administrative expenses (SG&A). SG&A expenses would have decreased absent the acquisition mentioned above. Depreciation expenses also increased, due primarily to the acquisition.

As with other companies in the construction and systems integration industries, there is a very evident and continuing decline in economic activity in Xcelecom's markets. Xcelecom is experiencing customer postponements and cancellations of projects, a reduction in new project orders, and increased competition for fewer jobs.

     URI MINORITY OWNERSHIP INTEREST INVESTMENTS

                         UNITED BRIDGEPORT ENERGY, INC.

UBE owns a 33 1/3% interest in Bridgeport Energy, LLC (BE). UBE lost $1.5 million, or $0.11 per share, in the first quarter of 2003, compared to a loss of $1.0 million, or $0.07 per share in the first quarter of 2002. The $0.04 per share decrease was due to several factors: a $0.11 reduction was due to lower installed capability (ICAP) revenues, a $0.01 reduction was due to lower energy revenues and higher gas prices, a $0.08 increase was due to reduced expenses, mostly the absence of overhaul costs incurred in the first quarter of 2002.

Effective March 1, 2003, Standard Market Design was implemented by ISO New England. This had a minimal impact on energy sales prices during the month of March.

                        UNITED CAPITAL INVESTMENTS, INC.

UCI lost $0.1 million, or $0.01 per share, in the first quarter of 2003, compared to a loss of $0.4 million, or $0.03 per share in the first quarter of 2002. The improvement was due to lower mark to market losses on minority ownership interest investments.

In March 2003, Souwestcon Properties, Inc. completed the sale of a parcel of land in North Haven, CT for $0.8 million. An impairment loss of $0.4 million had been expensed in 2002 to adjust the book value to reflect the sales price.

     URI HEADQUARTERS

URI Headquarters incurred an after-tax loss of $1.0 million, or $0.07 per share, in the first quarter of 2003, compared to a loss of $1.1 million, or $0.07 per share, in the first quarter of 2002. The results of each of the subsidiaries of URI, as presented above, reflect interest expense on allocated debt from URI, based on a capital structure, including an equity component, and an interest rate deemed appropriate for that type of business. Some intercompany debt and strategic and administrative costs for the subsidiaries of URI are retained by URI. In the first quarter of 2003 compared to the first quarter of 2002, slightly lower administrative expenses incurred for managing investments were offset by lower interest income from the reclassification of Xcelecom's intercompany debt to equity, beginning in the second quarter of 2002.

                                 LOOKING FORWARD

A LOOK AT 2003
--------------

     UIL HOLDINGS' CONSOLIDATED EARNINGS ESTIMATES FOR 2003

UIL Holdings is reaffirming its earnings guidance for 2003 of $2.45-$2.65 per share.

UIL Holdings' current earnings range estimate for 2003 is less than UIL Holdings' current dividend rate of $2.88 per common share. However, UIL Holdings continues to have strong cash flow from operations. This strong cash flow comes primarily from UI, and includes, in addition to strong cash flow from the Distribution Division, the accelerated recovery of stranded costs built into the CTA rate base. UIL Holdings' non-utility subsidiary, Xcelecom, also generated positive cash from operations in 2002, and continued to do so in the first quarter of 2003. These internally generated cash flows are being used by UIL Holdings to pay its dividends to shareowners and to fund most, if not all, of its investing activities, including its utility capital expenditure program. UIL Holdings may borrow funds for its investment program to finance short-term needs from time to time, but expects to keep such borrowings at a reasonable level.

Based on current cash projections, UIL Holdings expects that, at its quarterly reviews of the dividend, maintenance of the annual dividend of $2.88 per share will be justified, absent adverse events that materially affect projected results.

     THE UNITED ILLUMINATING COMPANY (UI)

                         UI EARNINGS ESTIMATES FOR 2003

If UI were to earn in 2003 the 10.45% return on regulated utility common stock equity allowed in the Rate Case decision, that level of earnings would generate $2.45-$2.60 per share for UIL Holdings. Earning this level will be a challenge for UI under the terms of the DPUC's Rate Case decision. The decision did not include provision for significantly higher pension and postretirement benefits that are now being incurred by UI. UI has filed for regulatory treatment of the additional $15.7 million (annual) that is being recorded in 2003. The DPUC has reopened the Rate Case for this issue and is currently reviewing UI's estimate of these costs for 2003. Reductions of other expenses will be required if UI's increased pension and postretirement benefits expenses are not addressed by the DPUC. Since any changes UI makes to its operations to lower expenses must take into account the interests of customers, there is no assurance that UI will achieve the authorized return on equity.

UI has contracted with Dominion/VEPCO for the supply, on a fixed-price basis, of all of UI's retail customer standard offer service requirements through December 31, 2003, and for the supply of all of UI's special contract customer service requirements through 2008. This arrangement is intended to protect UI's retail customers and UIL Holdings' shareowners from market and pricing volatility.

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

Several DPUC proceedings that are either currently under way or that are scheduled or likely to occur in 2003 could materially affect the earnings and cash flow estimates for UI in 2003 or beyond. These include, but are not limited to:

  o UI Rate Case Reopening for Pension and Postretirement Benefits Expense.
  o Seabrook Disposition of Proceeds.
  o Annual CTA/SBC Reconciliation. This will be the normal annual review of accounting for the CTA.

See Item 1, "Financial Statements - Notes to Consolidated Financial Statements - Note (C), Rate-Related Regulatory Proceedings" for details.

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

     URI OPERATING BUSINESSES

                      AMERICAN PAYMENTS SYSTEMS, INC. (APS)

APS is expected to earn $0.15-$0.20 per share for UIL Holdings in 2003. This improvement from the 2002 loss of $0.13 per share is due to the addition of a major new customer, cross selling of APS products and services through its agent base, reduction of banking costs by converting the agents from APS-owned bank accounts to agent-owned bank accounts, and operational efficiencies.

                                 XCELECOM, INC.

Earnings for Xcelecom are expected to be approximately $0.20-$0.35 per share for UIL Holdings in 2003. This improvement from the 2002 earnings of $0.10 per share is due primarily to the absence of a $0.16 per share loss reserve charge, taken in the first quarter of 2002, for a specific contract. As with other companies in the construction and systems integration industries, Xcelecom is experiencing customer postponements and cancellations of projects, a reduction in new project orders, a continuing slowdown in spending for technology by its customers, and increased competition for fewer projects, resulting in both lower demand and lower margins. Xcelecom is taking action to offset the negative impact of these items by working to reduce operating and overhead related costs. Generally, the economic activity of the construction markets in which Xcelecom participates lags the general economy by six to eighteen months, both in economic downturns and recoveries. A return to growth in Xcelecom's primary markets is therefore likely to lag any general upturn in the economy, and the timing of any recovery remains uncertain. The 2003 earnings estimate assumes no material difference in economic conditions in Xcelecom's markets between 2003 and 2002.

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

Effective March 1, 2003, Standard Market Design (SMD) was implemented by ISO New England. This had a minimal impact on energy sales prices during the month of March. In the longer term, the new market design is expected to benefit Bridgeport Energy because BE is located in the southwest region of Connecticut, which has energy supply problems due primarily to transmission congestion.

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

UIL Holdings' current overall estimate of earnings per share from operations for 2003 is a range of $2.45-$2.65. The estimates of quarterly results are as follows:

Earnings per share from operations:

                       Estimated               Actual                 Actual
Quarter               2003 Range*               2003                   2002
-------               ----------                ----                   ----
   1                  $0.25-$0.35              $0.37                  $0.68
   2                  $0.40-$0.50                                     $0.64
   3                  $1.30-$1.40                                     $1.53
   4                  $0.40-$0.50                                     $0.24
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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

          Exhibit
         Table Item  Exhibit
          Number     Number                             Description
         ----------  -------                            -----------

           (10)       10.16c*  Copy of UIL Holdings Corporation 1999 Amended and Restated Stock
                               Plan.

           (10)       10.20*   Copy of UIL Holdings Corporation Deferred Compensation Plan, as
                               originally adopted effective January 27, 2003, reflecting
                               amendments through March 24, 2003.

           (99)       99       Certification of Periodic Financial Report.

*Management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K.

           Item          Financial
          Reported       Statements        Date of Report
          --------       ----------        --------------

              5            None            March 12, 2003

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    UIL HOLDINGS CORPORATION




Date    05/09/2003                     /s/ Louis J. Paglia
    ------------------            ----------------------------------
                                           Louis J. Paglia
                                      Executive Vice President
                                      and Chief Financial Officer

                                  CERTIFICATION


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



Date   05/09/2003                          /s/ Nathaniel D. Woodson
    ----------------                   ------------------------------------
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



Date   05/09/2003                             /s/ Louis J. Paglia
    ----------------                  --------------------------------------
                                              Louis J. Paglia
                                          Executive Vice President
                                         and Chief Financial Officer