Form 10-Q
period 2003-06-30
UIL HOLDINGS CORP
filed 2003-08-08
CIK 1082510

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from              to
                                        ----------   -------------



Commission file number 1-15995

                            UIL HOLDINGS CORPORATION

             (Exact name of registrant as specified in its charter)

           CONNECTICUT                                 06-1541045
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

157 CHURCH STREET, NEW HAVEN, CONNECTICUT                   06506
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


   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                               YES  X   NO
                                   ---     ---

The number of shares outstanding of the issuer's only class of common stock, as of July 31, 2003, was 14,460,680.

                                      INDEX

                           PART I. FINANCIAL INFORMATION
                                                                          PAGE
                                                                         NUMBER
                                                                         ------
Item 1.  Financial Statements...............................................3
         Consolidated Statement of Income for the three and six months ended June 30, 2003 and 2002.....................................3
         Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2003 and 2002......................3
         Consolidated Balance Sheet as of June 30, 2003 and
           December 31, 2002................................................4
         Consolidated Statement of Cash Flows for the three and six months ended June 30, 2003 and 2002..............................6

         Notes to Consolidated Financial Statements.........................7
           -   Statement of Accounting Policies.............................7
           -   Capitalization...............................................8
           -   Rate-Related Regulatory Proceedings..........................9
           -   Short-term Credit Arrangements..............................12
           -   Income Taxes................................................13
           -   Supplementary Information...................................14
           -   Commitments and Contingencies...............................15
               -  Other Commitments and Contingencies......................15
                  -  Connecticut Yankee Atomic Power Company...............15
                  -  Hydro-Quebec..........................................16
                  -  Environmental Concerns................................16
                  -  Site Decontamination, Demolition and Remediation
                       Costs...............................................16
                  -  Claim of Enron Power Marketing, Inc...................17
                  -  Cross-Sound Cable Company, LLC........................17
                  -  American Payment Systems, Inc.........................17
           -   Segment Information.........................................18
           -   Goodwill and Other Intangible Assets........................19
           -   Subsequent Events...........................................20

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................21
           -   Major Influences on Financial Condition.....................21
               -  UIL Holdings Corporation.................................21
               -  The United Illuminating Company..........................21
               -  American Payment Systems, Inc............................23
               -  Xcelecom, Inc............................................25
               -  United Capital Investments, Inc..........................26
               -  United Bridgeport Energy, Inc............................27
           -   Liquidity and Capital Resources.............................28
               -  Contractual and Contingent Obligations...................28
           -   Critical Accounting Policies................................28
           -   Results of Operations.......................................29
           -   Looking Forward.............................................45

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.........48

Item 4.  Controls and Procedures...........................................48

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders...............49

Item 6.  Exhibits and Reports on Form 8-K..................................50

         SIGNATURES AND CERTIFICATIONS.....................................51


                         PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                            UIL HOLDINGS CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                      (THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                      Three Months Ended                      Six Months Ended
                                                                         June 30,                                June 30,
                                                                    2003              2002                2003              2002
                                                                    ----              ----                ----              ----
OPERATING REVENUES (NOTE F)
  Utility                                                         $ 156,083         $ 168,471           $ 321,375         $ 340,496
  Non-utility businesses                                            106,069           115,817             204,406           202,128
                                                              --------------    --------------     ---------------   ---------------
       Total Operating Revenues                                     262,152           284,288             525,781           542,624
                                                              --------------    --------------     ---------------   ---------------
OPERATING EXPENSES
  Operation
     Fuel and energy                                                 62,366            62,020             128,848           125,975
     Operation and maintenance                                      150,742           159,165             290,599           294,116
  Depreciation and amortization (Note F)                             22,903            20,137              50,527            39,646
  Taxes - other than income taxes (Note F)                           10,626            11,478              21,826            23,426
                                                              --------------    --------------     ---------------   ---------------
       Total Operating Expenses                                     246,637           252,800             491,800           483,163
                                                              --------------    --------------     ---------------   ---------------
OPERATING INCOME                                                     15,515            31,488              33,981            59,461
                                                              --------------    --------------     ---------------   ---------------

OTHER INCOME (DEDUCTIONS), NET (NOTE F)                                 821            (3,746)                576            (3,955)
                                                              --------------    --------------     ---------------   ---------------

INCOME BEFORE INTEREST CHARGES AND INCOME TAXES                      16,336            27,742              34,557            55,506
                                                              --------------    --------------     ---------------   ---------------

INTEREST CHARGES, NET
  Interest on long-term debt                                          6,610            10,814              13,144            21,643
  Interest on Seabrook Lease Obligation Bonds owned by UI                 -            (1,541)                  -            (3,083)
  Other interest, net (Note F)                                          319               553                 623               982
                                                              --------------    --------------     ---------------   ---------------
                                                                      6,929             9,826              13,767            19,542
  Amortization of debt expense and redemption premiums                  316               532                 625             1,063
                                                              --------------    --------------     ---------------   ---------------
       Interest Charges, net                                          7,245            10,358              14,392            20,605
                                                              --------------    --------------     ---------------   ---------------

INCOME BEFORE INCOME TAXES                                            9,091            17,384              20,165            34,901
                                                              --------------    --------------     ---------------   ---------------

INCOME TAXES (NOTE E)                                                 4,790             8,244              10,598            16,192
                                                              --------------    --------------     ---------------   ---------------

NET INCOME AND INCOME AVAILABLE TO COMMON STOCK                     $ 4,301           $ 9,140             $ 9,567          $ 18,709
                                                              ==============    ==============     ===============   ===============

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC                  14,286            14,253              14,283            14,209
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED                14,302            14,324              14,290            14,290

EARNINGS PER SHARE OF COMMON STOCK - BASIC                           $ 0.30            $ 0.64              $ 0.67            $ 1.32
EARNINGS PER SHARE OF COMMON STOCK - DILUTED                         $ 0.30            $ 0.64              $ 0.67            $ 1.31

CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                    $ 0.72            $ 0.72              $ 1.44            $ 1.44

------------------------------------------------------------------------------------------------------------------------------------

                          UIL HOLDINGS CORPORATION
              CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                           (THOUSANDS OF DOLLARS)
                                 (UNAUDITED)
                                                                   Three Months Ended                     Six Months Ended
                                                                        June 30,                              June 30,
                                                                    2003              2002                2003              2002
                                                                    ----              ----                ----              ----

NET INCOME                                                          $ 4,301           $ 9,140             $ 9,567          $ 18,709
OTHER COMPREHENSIVE INCOME, NET OF TAX:
  UNREALIZED LOSS ON INVESTMENT                                           -              (388)                  -              (519)
                                                              --------------    --------------     ---------------   ---------------
COMPREHENSIVE INCOME                                                $ 4,301           $ 8,752             $ 9,567          $ 18,190
                                                              ==============    ==============     ===============   ===============

              The accompanying Notes to Consolidated Financial
         Statements are an integral part of the financial statements.

                          UIL HOLDINGS CORPORATION
                         CONSOLIDATED BALANCE SHEET

                                   ASSETS
                           (Thousands of Dollars)

                                                                      June 30,      December 31,
                                                                        2003            2002*
                                                                        ----            -----
                                                                    (Unaudited)
Current Assets
  Unrestricted cash and temporary cash investments                    $ 11,035        $ 20,568
  Restricted cash                                                       48,154          46,430
  Utility accounts receivable less allowance of $1,654 and $1,654       50,040          58,171
  Other accounts receivable less allowance of $2,989 and $2,471         88,970          94,161
  Settlement assets                                                     70,977          44,770
  Unbilled revenues                                                     39,629          38,403
  Materials and supplies, at average cost                                9,055           6,203
  Prepayments                                                            2,805           2,348
  Other                                                                  2,996           1,105
                                                                   ------------    ------------
     Total Current Assets                                              323,661         312,159
                                                                   ------------    ------------

Other Property and Investments
  Investment in United Bridgeport Energy facility                       81,123          83,677
  Investment in debt securities                                              -          25,000
  Other                                                                 20,525          13,450
                                                                   ------------    ------------
     Total Other Property and Investments                              101,648         122,127
                                                                   ------------    ------------

Property, Plant and Equipment at original cost
  In service                                                           774,733         755,281
  Less, accumulated depreciation                                       302,028         287,610
                                                                   ------------    ------------
                                                                       472,705         467,671
Construction work in progress                                           59,193          49,411
                                                                   ------------    ------------
     Net Property, Plant and Equipment                                 531,898         517,082
                                                                   ------------    ------------

Regulatory Assets (FUTURE AMOUNTS DUE FROM CUSTOMERS
                   THROUGH THE RATEMAKING PROCESS)
  Nuclear plant investments-above market                               446,728         456,950
  Income taxes due principally to book-tax differences                  67,189          69,115
  Long-term purchase power contracts-above market                       92,014         100,379
  Connecticut Yankee                                                    31,800          33,821
  Unamortized redemption costs                                          17,840          18,245
  Other                                                                 34,133          40,804
                                                                   ------------    ------------
     Total Regulatory Assets                                           689,704         719,314
                                                                   ------------    ------------

Deferred Charges
  Goodwill - net of amortization of $4,758 and $4,758                   78,457          76,093
  Unamortized debt issuance expenses                                     4,969           4,509
  Long-term receivable - Cross Sound Cable Project                      22,940               -
  Other long-term receivables                                           12,958          10,766
  Other                                                                 17,045          18,761
                                                                   ------------    ------------
     Total Deferred Charges                                            136,369         110,129
                                                                   ------------    ------------

     Total Assets                                                  $ 1,783,280     $ 1,780,811
                                                                   ============    ============

*Derived from audited financial statements



                    The accompanying Notes to Consolidated Financial
              Statements are an integral part of the financial statements.

                            UIL HOLDINGS CORPORATION
                           CONSOLIDATED BALANCE SHEET

                         LIABILITIES AND CAPITALIZATION
                             (Thousands of Dollars)
                                                                  June 30,       December 31,
                                                                    2003            2002*
                                                                    ----            -----
                                                                 (Unaudited)
Current Liabilities
  Notes payable                                                    $ 23,679         $ 46,315
  Current portion of long-term debt                                 100,000          100,000
  Accounts payable                                                   33,680           44,007
  Settlement obligations                                            113,360           82,659
  Dividends payable                                                  10,286           10,275
  Accrued liabilities                                                73,935           72,723
  Deferred revenues - non-utility businesses                         20,838           25,553
  Taxes accrued                                                      10,691            7,314
  Interest accrued                                                    7,283            7,457
  Obligations under capital leases                                   15,056              473
                                                              --------------    -------------
          Total Current Liabilities                                 408,808          396,776
                                                              --------------    -------------

Noncurrent Liabilities
  Purchase power contract obligation                                 92,014          100,379
  Pension accrued                                                    53,539           44,857
  Connecticut Yankee contract obligation                             26,465           28,442
  Long-term notes payable                                            13,551           14,408
  Obligations under capital leases                                        -           14,815
  Other                                                              16,376           13,680
                                                              --------------    -------------
          Total Noncurrent Liabilities                              201,945          216,581
                                                              --------------    -------------

Deferred Income Taxes (FUTURE TAX LIABILITIES OWED
                       TO TAXING AUTHORITIES)                       241,575          225,904
                                                              --------------    -------------

Regulatory Liabilities (FUTURE AMOUNTS OWED TO CUSTOMERS
                        THROUGH THE RATEMAKING PROCESS)
  Accumulated deferred investment tax credits                        12,906           13,201
  Deferred gains on sale of property                                 33,612           33,130
  Customer refund                                                     5,902            6,820
  Other                                                              11,057           10,615
                                                              --------------    -------------
          Total Regulatory Liabilities                               63,477           63,766
                                                              --------------    -------------

Commitments and Contingencies (Note L)

Capitalization (Note B)
  Long-term debt                                                    395,447          395,432
  Common Stock Equity
    Common Stock                                                    296,951          296,501
    Paid-in capital                                                   3,910            3,749
    Capital stock expense                                            (2,170)          (2,170)
    Unearned employee stock ownership plan equity                    (5,936)          (6,411)
    Unearned compensation restricted stock                             (410)               -
    Other comprehensive income (loss)                               (26,694)         (26,694)
    Retained earnings                                               206,377          217,377
                                                              --------------    -------------
          Net Common Stock Equity                                   472,028          482,352

          Total Capitalization                                      867,475          877,784
                                                              --------------    -------------

          Total Liabilities and Capitalization                  $ 1,783,280      $ 1,780,811
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


                        UIL HOLDINGS CORPORATION
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                        (THOUSANDS OF DOLLARS)
                              (UNAUDITED)

                                                                Three Months Ended            Six Months Ended
                                                                      June 30,                     June 30,
                                                                2003           2002           2003         2002
                                                                -----          -----          -----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                   $ 4,301        $ 9,140        $ 9,567     $ 18,709
                                                           ------------   ------------    -----------  -----------
  Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation and amortization                              17,833         16,592         35,767       32,762
     Deferred income taxes                                        (907)           718         (5,084)      (1,064)
     Deferred investment tax credits - net                        (147)          (107)          (295)        (214)
     Future tax benefits (Note E)                                9,100              -         19,400            -
     Amortization of nuclear fuel                                    -          1,031              -        2,585
     Allowance for funds used during construction                 (643)          (391)        (1,299)      (1,068)
     CTA and SBC regulatory deferral                              (607)        (2,472)         3,467       (5,261)
     Changes in:
       Accounts receivable - net                                   409         (5,272)        13,321        7,598
       Materials and supplies                                   (1,731)           826         (2,852)         605
       Prepayments                                               2,387          2,056           (457)         306
       Settlements assets                                        5,929         (5,534)       (26,207)     (20,602)
       Accounts payable                                         (1,470)         3,031        (10,327)      (9,129)
       Interest accrued                                         (1,437)         5,258           (174)       7,201
       Taxes accrued                                            (6,406)        (5,493)         3,377        3,567
       Settlements obligations                                 (16,200)         1,444         30,701       (7,968)
       Other assets and liabilities                              9,575         (9,543)        (2,260)     (12,708)
                                                           ------------   ------------    -----------  -----------
     Total Adjustments                                          15,685          2,144         57,078       (3,390)
                                                           ------------   ------------    -----------  -----------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                      19,986         11,284         66,645       15,319
                                                           ------------   ------------    -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of businesses, net of cash acquired                  -         (8,200)             -      (13,849)
    Investment in non-utility business                               -         (2,250)             -       (2,250)
    Loan to Cross Sound Cable Project                             (190)             -        (22,940)           -
    Deferred payments in prior acquisitions                       (460)          (742)        (2,757)      (3,718)
    Plant expenditures, including nuclear fuel                 (17,571)       (12,063)       (30,167)     (24,101)
    Investment in debt securities, net                               -              -         25,000        5,043
                                                           ------------   ------------    -----------  -----------
 NET CASH USED IN INVESTING ACTIVITIES                         (18,221)       (23,255)       (30,864)     (38,875)
                                                           ------------   ------------    -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuances of common stock                                       441          1,676            677        5,608
   Notes payable                                               (11,697)         1,390        (23,478)     (10,780)
   Capital lease obligations                                      (117)          (179)          (232)        (285)
   Payment of common stock dividend                            (10,281)       (10,219)       (20,557)     (20,381)
                                                           ------------   ------------    -----------  -----------
 NET CASH USED IN FINANCING ACTIVITIES                         (21,654)        (7,332)       (43,590)     (25,838)
                                                           ------------   ------------    -----------  -----------

CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD                                      (19,889)       (19,303)        (7,809)     (49,394)
BALANCE AT BEGINNING OF PERIOD                                  79,078         56,005         66,998       86,096
                                                           ------------   ------------    -----------  -----------
BALANCE AT END OF PERIOD                                        59,189         36,702         59,189       36,702
LESS: RESTRICTED CASH                                           48,154         29,855         48,154       29,855
                                                           ------------   ------------    -----------  -----------
BALANCE: UNRESTRICTED CASH AND                                $ 11,035        $ 6,847       $ 11,035      $ 6,847
 TEMPORARY CASH INVESTMENTS                                ============   ============    ===========  ===========

CASH PAID DURING THE PERIOD FOR:
   Interest (net of amount capitalized)                        $ 8,057        $ 5,990       $ 13,395     $ 11,966
                                                           ============   ============    ===========  ===========
   Income taxes                                                $ 1,900       $ 11,200        $ 3,000     $ 12,800
                                                           ============   ============    ===========  ===========


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

The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain information and footnote disclosures that are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. UIL Holdings believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments that, in the opinion of UIL Holdings, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. All such adjustments are of a normal and recurring nature. The results for the six months ended June 30, 2003 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2003.

Certain amounts previously reported have been reclassified to conform to the current presentation.

STOCK-BASED COMPENSATION

Effective January 1, 2003, UIL Holdings adopted the fair value recognition provisions of Statement of Financial Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No. 123, "Accounting for Stock-Based Compensation." Under this statement, UIL Holdings will record compensation expense prospectively for stock options granted after January 1, 2003. There were 302,000 stock options granted during the second quarter of 2003 at an exercise price of $36.125, and, as a result, compensation expense was recorded in the determination of net income during the second quarter of 2003. No compensation expense was recorded prior to 2003, as UIL Holdings accounted for employee stock-based compensation in accordance with Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees," as permitted by SFAS No. 123. The following table illustrates the effect on net income and earnings per share as if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

                            UIL HOLDINGS CORPORATION

(A)      Statement of Accounting Policies

Stock-Based Compensation

                                                         Three Months Ended              Six Months Ended
                                                              June 30,                        June 30,
                                                        2003              2002           2003         2002
                                                        ----              ----           ----         ----

Net Income, as reported                               $4,301           $9,140          $9,567      $18,709
Add: Stock-based compensation
 expense included in reported
 net income, net of related tax
 effects                                                  97            -----              97       -----
Deduct: Total stock-based compensation
 determined under fair value based
 method for all stock grants, net of
 related tax effect                                     (286)            (267)           (476)        (362)
                                                       -----            -----           -----        -----

Pro forma net income                                  $4,112           $8,873          $9,188      $18,347
                                                      ------           ------          ------      -------

Earnings per share:
 Basis - as reported                                   $0.30            $0.64           $0.67        $1.32
                                                       -----            -----           -----        -----

 Basis - proforma                                      $0.29            $0.62           $0.64        $1.29
                                                       -----            -----           -----        -----

 Diluted - as reported                                 $0.30            $0.64           $0.67        $1.31
                                                       -----            -----           -----        -----

 Diluted - proforma                                    $0.29            $0.62           $0.64        $1.28
                                                       -----            -----           -----        -----

On March 25, 2003, UIL Holdings granted 13,200 shares of restricted stock to directors. The average market price on the date of grant was $34.11. Such shares were approved by shareowners at the UIL Holdings Annual Meeting on May 14, 2003.

COMPREHENSIVE INCOME

Comprehensive income for the three and six months ended June 30, 2003 was equal to net income as reported. Comprehensive income for the three and six months ended June 30, 2002 included unrealized pre-tax losses of $645,342, ($388,012 after-tax) and $862,500, ($518,578 after-tax), respectively, on a convertible note held by APS.

(B)  CAPITALIZATION

COMMON STOCK

UIL Holdings had 14,460,680 shares of its common stock, without par value, outstanding at June 30, 2003, of which 174,630 shares were unallocated shares held by UI's 401(k)/Employee Stock Ownership Plan (KSOP) and not recognized as outstanding for accounting purposes.

In 1998, UI entered into an arrangement under which it loaned $11.5 million to the KSOP. The trustee for the KSOP used the funds to purchase 328,300 shares of UI common stock in open market transactions. On July 20, 2000, effective with the formation of a holding company structure, unallocated shares held by the KSOP were converted into shares of UIL Holdings' common stock. The shares will be allocated to employees' KSOP accounts, as the loan is

                            UIL HOLDINGS CORPORATION
repaid, to cover a portion of the required KSOP contributions. The loan will be repaid by the KSOP over a twelve-year period, using employer contributions and UIL Holdings' dividends paid on the unallocated shares of the stock held by the KSOP. As of June 30, 2003, 174,630 shares, with a fair market value of $7.1 million, had been purchased by the KSOP and had not been committed to be released or allocated to KSOP participants.

On June 28, 1999, UI's shareowners approved a stock option plan for directors, officers and key employees of UI, providing for the awarding of options to purchase up to 650,000 shares of common stock over periods from one to ten years following the dates when the options are granted. The exercise price of each option cannot be less than the market value of the stock on the date of the grant. Effective with the formation of the holding company structure on July 20, 2000, all options were converted into options to purchase shares of UIL Holdings' common stock. On March 25, 2002, the Board of Directors recommended to the shareowners that the plan be amended to increase the maximum number of shares of UIL Holdings' common stock for which stock options may be granted from 650,000 to 1,350,000, and to increase the limit on the number of shares that may be covered by options granted in any one year to any employee from 50,000 to 150,000. The shareowners approved this amendment at the UIL Holdings Annual Meeting on May 15, 2002. On March 24, 2003, the Board of Directors recommended to the shareowners that the 1999 Stock Option Plan be amended and restated as the UIL Holdings Corporation 1999 Amended and Restated Stock Plan (Stock Plan). Under the Stock Plan, a maximum of 1,350,000 shares of UIL Holdings' common stock is authorized for issuance upon exercise or granting of stock options, stock appreciation rights (SARS), restricted stock, restricted stock units, performance shares and other awards (collectively, Awards). No more than 200,000 shares of stock may be issued pursuant to Awards of restricted stock, restricted stock units and performance share awards. Shareowners approved the Stock Plan at the UIL Holdings Annual Meeting on May 14, 2003.

RETAINED EARNINGS RESTRICTIOn

The indenture under which UI has issued $100 million principal amount of Notes places limitations on UI relative to the payment of cash dividends on its common stock, which is wholly-owned by UIL Holdings, and the purchase or redemption of said common stock. Retained earnings in the amount of $64.6 million were free from such limitations at June 30, 2003.

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

(C)  RATE-RELATED REGULATORY PROCEEDINGS

RATE CASE

On September 26, 2002, the Connecticut Department of Public Utility Control
(DPUC) issued a final decision in UI's retail customer ratemaking (Rate Case) proceeding. The decision provides for a $30.9 million reduction in UI's annual revenue requirements, including (1) a $20.3 million reduction to UI's customer rates, (2) $2.0 million to be applied annually for additional funding of conservation programs, (3) $8.3 million to be applied annually to reduce stranded costs, and (4) $0.3 million to be applied to a combination of uncollectibles, taxes and rate base changes. In accordance with the decision, and after converting from a revenue requirements basis to stranded cost treatment, UI took accelerated amortization of stranded costs of $5.6 million before-tax ($4.7 million after-tax) in the fourth quarter of 2002, and reduced customer rates by 3.0% overall and is continuing accelerated amortization at $1.4 million before-tax ($1.2 million after-tax) per quarter commencing January 1, 2003. The rate reductions, approved

                            UIL HOLDINGS CORPORATION
by the DPUC, are applied with no significant rate design changes, although the generation services charge (GSC)component of customers' rates is increased and the competitive transition assessment (CTA) component is decreased in a dollar amount equal to the GSC increase. The final Rate Case decision establishes rates on the basis of an authorized return on equity of 10.45% for non-transmission rate base. Earnings above the authorized return are to be shared 50% to customers and 50% to net income, with the customers' share divided equally between bill reductions and accelerated amortization of stranded costs. The Rate Case decision recognizes that the revenue requirements determination for transmission rate base,including the applicable return on equity, is within the jurisdiction of the Federal Energy Regulatory Commission (FERC). UI's authorized return on equity for transmission rate base is 10.75%.

On January 8, 2003, in a reopened proceeding requested by UI, the DPUC issued a decision making a technical change to the Rate Case decision, approving UI's proposed revenue transfer of $3.9 million annually from the CTA to the delivery component of rates beginning with the September 26, 2002 effective date and continuing until the decision in UI's next rate case proceeding.

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

On June 25, 2003, the DPUC issued a decision denying, without prejudice, UI's request for recovery of $15.5 million in increased pension and postretirement benefits expenses. The DPUC stated that although "UI demonstrated increased expenses related to those items, the Company's current earning at or near its allowed return on equity indicates that no ratemaking relief is necessary at present." On August 8, 2003, UI filed an administrative appeal from that decision in the Connecticut Superior Court, asserting that the DPUC's decision was contrary to law and should be reversed.

The DPUC's June 25, 2003 decision noted "that the Company may request regulatory treatment for this specific expense in the future by filing a motion to reopen." On July 29, 2003 UI filed a motion to reopen the docket to request recovery of the increased pension and postretirement benefits expense on a going-forward basis, based upon UI's earnings for the first six months of 2003 and for the nine months since the Rate Case decision. A ruling on this motion has not been made at this time.

SALE OF NUCLEAR GENERATION

The sale of UI's investment in Seabrook Station and the termination of the sale/leaseback of a portion of its interest in Seabrook Unit 1 were consummated on November 1, 2002. In compliance with the Connecticut Public Act 98-28 (Restructuring Act), the net-of-tax gain on these transactions, after adjusting for transaction costs and sale-related costs, was used to reduce UI's stranded costs. In UI's compliance filing with the DPUC on April 30, 2003, UI reported a net-of-tax gain of approximately $5.0 million. This calculation is subject to review and true-up by the DPUC with a final decision currently scheduled for December 2003.

OTHER REGULATORY MATTERS

                      DEPARTMENT OF PUBLIC UTILITY CONTROL

UI generally has several regulatory proceedings open and pending at the DPUC at any given time. Examples of such proceedings include an annual DPUC review and reconciliation of UI's competitive transition assessment and systems benefits charge revenues and expenses, dockets to consider specific restructuring or electricity market issues, consideration of specific rate or customer issues, and review of conservation programs.

                            UIL HOLDINGS CORPORATION

TAX CREDITS RELATED TO THE SALE OF GENERATION

On March 3, 2003, the Internal Revenue Service (IRS) issued proposed regulations that would allow electric utilities to return certain tax benefits pertaining to divested generation assets to customers. Specifically, these regulations deal with accumulated deferred investment tax credits (ADITC) and excess deferred federal income taxes (EDFIT) associated with generation assets.

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

Although the IRS has not officially responded to UI's PLR request, these proposed regulations provide authoritative guidance with respect to the IRS' position as to the treatment of these tax benefits. The IRS allowed for the submission of written comments during a public comment period ended June 2, 2003, as well as at a public hearing that was held at the IRS National Office on June 25, 2003. In the event the final regulations remain in their current form, there would be no resulting material impact on UI's earnings or cash flow.

BRIDGEPORT RESCO GENERATING FACILITY

Effective January 1, 2003, UI began selling its energy entitlement from its long-term purchase power contract with the Bridgeport RESCO generating facility into the New England wholesale market at market prices. To the extent that UI receives revenue from these sales that exceed the amount it pays to Bridgeport RESCO for this energy on a cumulative basis, the difference is used to adjust the above market portion of purchase power expense recovered through UI's competitive transition assessment (CTA). This methodology has been approved by the DPUC, with all relevant data and calculations subject to review in the next CTA reconciliation docket. To the extent that expenses paid for this energy exceed revenues on a cumulative basis, UI would advise the DPUC and propose an alternative recovery mechanism.

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

                            UIL HOLDINGS CORPORATION

(D)  SHORT-TERM CREDIT ARRANGEMENTS

UIL Holdings has a money market loan arrangement with JPMorgan Chase Bank. This is an uncommitted short-term borrowing arrangement under which JPMorgan Chase Bank may make loans to UIL Holdings for fixed maturities from one day up to six months. JPMorgan Securities, Inc. acts as an agent and sells the loans to investors. The fixed interest rates on the loans are determined based on conditions in the financial markets at the time of each loan. As of June 30, 2003, UIL Holdings had $2.5 million outstanding under this arrangement.

UIL Holdings has a revolving credit agreement with a group of banks that was amended on July 31, 2002 and extended to July 29, 2004. The borrowing limit of this facility is $100 million. The facility permits UIL Holdings to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits UIL Holdings to borrow money for fixed periods of time specified by UIL Holdings at fixed interest rates determined by the Eurodollar interbank market in London (LIBOR). If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of UIL Holdings and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to UIL Holdings under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of June 30, 2003, UIL Holdings had $20.0 million in short-term borrowings outstanding under this facility.

Xcelecom has a revolving credit agreement with two banks that expires on June 30, 2004. This agreement provides for a $35 million revolving loan facility, available to meet working capital needs and up to $5 million in capital equipment needs, and to support standby letters of credit issued by Xcelecom in the normal course of its business. Capital equipment loans under this facility can be converted to amortizing term loans with a maturity of up to four years. This agreement also provides for the payment of interest at a rate, at the option of Xcelecom, based on the agent bank's prime interest rate or LIBOR. As of June 30, 2003, there was no outstanding revolving working capital balance under this facility. In addition, Xcelecom had $1.6 million of capital equipment funding that had been converted to term notes outstanding and standby letters of credit of $7.6 million outstanding at June 30, 2003. All borrowings outstanding under this agreement are secured solely by assets of Xcelecom and its subsidiaries.

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

                     UIL HOLDINGS CORPORATION

(E) INCOME TAXES

                                                     Three Months Ended                  Six Months Ended
                                                           June 30,                           June 30,
                                                    2003             2002               2003           2002
                                                    ----             ----               ----           ----
                                                        (In Thousands)                     (In Thousands)
Income tax expense consists of:
Income tax provisions (benefit):
  Current
              Federal                                $ 4,128          $ 6,170           $ 11,629       $ 14,155
              State                                    1,716            1,463              4,348          3,315
                                                   ----------       ----------         ----------      ---------
                 Total current                         5,844            7,633             15,977         17,470
                                                   ----------       ----------         ----------      ---------
  Deferred
              Federal                                   (234)             872             (3,076)          (286)
              State                                     (673)            (154)            (2,008)          (778)
                                                   ----------       ----------         ----------      ---------
                 Total deferred                         (907)             718             (5,084)        (1,064)
                                                   ----------       ----------         ----------      ---------

  Investment tax credits                                (147)            (107)              (295)          (214)
                                                   ----------       ----------         ----------      ---------

     Total income tax expense                        $ 4,790          $ 8,244           $ 10,598       $ 16,192
                                                   ==========       ==========         ==========      =========

Income tax components charged as follows:
  Operating tax expense                              $ 5,293          $ 8,890           $ 10,706       $ 17,178
  Nonoperating tax benefit                              (503)            (646)              (108)          (986)
                                                   ----------       ----------         ----------      ---------

     Total income tax expense                        $ 4,790          $ 8,244           $ 10,598       $ 16,192
                                                   ==========       ==========         ==========      =========


As a result of the sale of UI's ownership and leasehold interest in Seabrook Station and the termination of the associated Seabrook Lease Obligation on November 1, 2002, UIL Holdings incurred a net operating loss for the year 2002 of approximately $73 million for tax purposes that was carried forward and is being utilized in 2003. This has resulted in the realization of cash tax benefits for the three and six months ended June 30, 2003 of $9.1 and $19.4 million, respectively.

Legislation enacted in Connecticut on February 28, 2003 imposes a 20% surcharge on the corporation business tax for the year 2003 only. This surcharge, which was made retroactive to January 1, 2003, effectively increases the statutory rate of the Connecticut corporation business tax from 7.5% to 9.0% for the year 2003. Due to this change, the combined effective statutory federal and state income tax rate for UIL Holdings' Connecticut-based entities will increase slightly from 39.875% to 40.85% for the year 2003.

In addition, legislation is currently being considered by the Connecticut legislature which would impose a 25% surcharge on the corporation business tax for the year 2004, which would effectively increase the statutory rate from 7.5% to 9.375% for the year 2004 only.

The effective income tax rates for the three and six months ended June 30, 2003 were 52.7% and 52.5%, respectively, as compared to 47.7% and 46.4% for the three and six months ended June 30, 2002, respectively. The increases in the 2003 rates are due primarily to: (1) the imposition of a 20% surcharge on the Connecticut corporation business tax for the year 2003, (2) differences in the amounts of amortization of regulatory assets, and (3) differences in the amounts of book depreciation in excess of non-normalized tax depreciation.

                       UIL HOLDINGS CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(F)  SUPPLEMENTARY INFORMATION

                                                             Three Months Ended                 Six Months Ended
                                                                   June 30,                         June 30,
                                                              2003          2002              2003              2002
                                                              ----          ----              ----              ----
                                                                (In Thousands)                   (In Thousands)
OPERATING REVENUES
------------------
Utility
  Retail                                                   $ 143,107      $ 148,700         $ 293,081         $ 295,987
  Wholesale                                                    5,409         13,334            12,971            31,118
  Other                                                        7,567          6,437            15,323            13,391
Non-utility businesses
  American Payment Systems                                    31,531         23,661            60,921            45,351
  Xcelecom                                                    74,532         92,152           143,474           156,768
  Other                                                            6              4                11                 9
                                                          -----------    -----------      ------------      ------------
       Total Operating Revenues                            $ 262,152      $ 284,288         $ 525,781         $ 542,624
                                                          ===========    ===========      ============      ============

SALES BY CLASS(MEGAWATT-HOURS)
-----------------------------
 Retail
  Residential                                                473,389        472,575         1,074,022         1,019,924
  Commercial                                                 603,725        592,700         1,212,112         1,172,202
  Industrial                                                 237,410        256,484           464,335           493,345
  Other                                                        9,640          9,695            22,473            22,580
                                                          -----------    -----------      ------------      ------------
                                                           1,324,164      1,331,454         2,772,942         2,708,051
 Wholesale                                                   117,263        416,481           231,927           970,856
                                                          -----------    -----------      ------------      ------------
       Total Sales by Class                                1,441,427      1,747,935         3,004,869         3,678,907
                                                          ===========    ===========      ============      ============

DEPRECIATION AND AMORTIZATION
-----------------------------
 Utility property, plant, and equipment                      $ 6,779        $ 6,910          $ 13,785          $ 13,837
 Non-utility business property, plant and equipment            1,831          1,549             3,571             2,710
 Nuclear Decommissioning                                           -            673                 -             1,345
                                                          -----------    -----------      ------------      ------------
       Total Depreciation                                      8,610          9,132            17,356            17,892
                                                          -----------    -----------      ------------      ------------
 Amortization of intangibles                                     659            510             1,314               946
 Amortization of nuclear plant regulatory assets               5,923          3,277            16,524             6,239
 Amortization of purchase power contracts                      5,992          5,987            11,918            11,909
 Amortization of other regulatory assets                       1,426            938             2,829             2,074
 Amortization of cancelled plant                                 293            293               586               586
                                                          -----------    -----------      ------------      ------------
       Total Amortization                                     14,293         11,005            33,171            21,754
                                                          -----------    -----------      ------------      ------------
       Total Depreciation and Amortization                  $ 22,903       $ 20,137          $ 50,527          $ 39,646
                                                          ===========    ===========      ============      ============

TAXES - OTHER THAN INCOME TAXES
-------------------------------
  Operating:
     Connecticut gross earnings                              $ 6,095        $ 6,531          $ 12,516          $ 12,954
     Local real estate, personal property and sales tax        2,668          3,174             5,287             6,587
     Payroll taxes                                             1,863          1,773             4,023             3,885
                                                          -----------    -----------      ------------      ------------
       Total Taxes - Other than Income Taxes                $ 10,626       $ 11,478          $ 21,826          $ 23,426
                                                          ===========    ===========      ============      ============

OTHER INCOME (EXPENSE), NET
---------------------------
  Interest income                                              $ 398          $ 430             $ 640             $ 728
  Allowance for funds used during construction                   643            391             1,299             1,068
  Equity earnings (loss) from Connecticut Yankee                  71            101               156               185
  Non-utility business passive income (expense)                 (632)        (4,149)           (2,778)           (5,673)
  Miscellaneous other income and (expense) - net                 341           (519)            1,259              (263)
                                                          -----------    -----------      ------------      ------------
       Total Other Income (expense), net                       $ 821       $ (3,746)            $ 576          $ (3,955)
                                                          ===========    ===========      ============      ============

OTHER INTEREST, NET
-------------------
  Notes Payable                                                $ 146          $ 106             $ 270             $ 209
  Other                                                          173            447               353               773
                                                          -----------    -----------      ------------      ------------
       Total Other Interest, net                               $ 319          $ 553             $ 623             $ 982
                                                          ===========    ===========      ============      ============


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

In 2002, as part of an ongoing review process, management of Connecticut Yankee prepared revised estimates of the cost of decommissioning the Connecticut Yankee Unit. The estimated costs of decommissioning the Connecticut Yankee Unit have increased by approximately $150 million over prior estimates. The new estimates are attributable mainly to increases in the projected costs of spent fuel storage, security, and liability and property insurance. UI's 9.5% ownership share of the increased costs would be approximately $14.25 million.

To the extent that the estimates described above are related to spent fuel storage, they could be affected by the outcome of an ongoing dispute between the federal Department of Energy (DOE) and several utilities and states. Under the Nuclear Waste Policy Act of 1982 (the Act), the DOE is required to design, license, construct and operate a permanent repository for high-level radioactive waste and spent nuclear fuel. The Act requires the DOE to provide for the disposal of spent nuclear fuel and high-level waste from commercial nuclear plants through contracts with the owners. In return for payment of established disposal fees, the federal government was required to take title to and dispose of the utilities' high-level waste and spent nuclear fuel beginning no later than January 1998. After the DOE announced that its first high-level waste repository will not be in operation earlier than 2010, several utilities and states obtained a judicial declaration that the DOE has a statutory responsibility to take title to and dispose of high-level waste and spent nuclear fuel beginning in January 1998. Although the federal government now concedes that its failure to begin disposing of high-level waste and spent nuclear fuel in January 1998 constituted a breach of contract, it continues to dispute that the entities with which it had contracts are entitled to damages.

On June 13, 2003, Connecticut Yankee terminated its fixed-price decommissioning contract with Bechtel Power Corporation (Bechtel), subject to Bechtel's right to cure various defaults in its obligations. Bechtel then filed a lawsuit in Connecticut Superior Court against Connecticut Yankee alleging breach of contract and other claims seeking compensatory and punitive damages. Connecticut Yankee is considering claims against Bechtel and pursuing its rights under a $36 million performance bond. The termination became effective on July 14, 2003, after Bechtel failed to cure its defaults. After winding up Bechtel's work, Connecticut Yankee will perform the remaining decommissioning work. Bechtel's defaults and the resulting termination may delay decommissioning of the Connecticut Yankee Unit. Absent recovery from Bechtel and under the performance bond, UI's decommissioning costs may increase.

The estimates of the cost of decommissioning the Connecticut Yankee Unit will be revised from time to time based on information available to Connecticut Yankee regarding future costs. Prior cost estimates have been included in Connecticut Yankee's FERC approved rates. UI expects Connecticut Yankee to seek recovery of these increases in rate applications to be filed in due course with the FERC, with any resulting adjustments being charged to their respective sponsors including UI. The timing, amount and outcome of these filings cannot be predicted at this time. UI would expect in turn to seek recovery of its respective share of any allowed increases from its customers through appropriate state and federal rate proceedings.

                            UIL HOLDINGS CORPORATION

                                  HYDRO-QUEBEC

UI is a participant in the Hydro-Quebec transmission intertie facility linking New England and Quebec, Canada. UI has a 5.45% participating share in Phase I and Phase II of this facility, which in aggregate have a maximum 2000 megawatt equivalent generation capacity value. UI is obligated to furnish a guarantee for its participating share of the debt financing for the Phase II facility. As of June 30, 2003, UI's guarantee liability for this debt was approximately $4.1 million.

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

             SITE DECONTAMINATION, DEMOLITION AND REMEDIATION COSTS

As a result of a 1992 DPUC retail rate decision, since January 1, 1993, UI had been recovering through retail rates $1.075 million per year of environmental remediation costs for the demolition and decontamination of its Steel Point Station property in Bridgeport. As a result of the Rate Case decision dated September 26, 2002, UI will recover the remaining $3.0 million of these costs ratably during the 2002 through 2004 time period. This reflects the remaining cost of cleaning up the property, assuming a zero sales value. Final costs will be offset by any sale price realized, and will be subject to regulatory adjustment upon disposition of the property. UI is also replacing portions of the bulkhead at the Steel Point Station property. The work is expected to cost approximately $6.4 million and is currently expected to be completed in 2004. UI is entitled to reimbursement of these costs from the City of Bridgeport pursuant to UI's contract with the City.

Subsequent to the demolition of Steel Point Station, the adjacent East Main Street Substation was removed at the request of the City of Bridgeport. UI will undertake an environmental subsurface investigation of the former substation site, but potential environmental remediation costs, if any, cannot be estimated at this time. Concurrent with the removal of the East Main Street Substation in 2000, the Congress Street Substation was expanded to replace it. Of the total cost, $10.6 million is reimbursable from the City of Bridgeport. UI has initiated arbitration proceedings to collect these funds from the City of Bridgeport.

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

On April 16, 1999, UI closed on the sale of its Bridgeport Harbor Station and New Haven Harbor Station generating plants in compliance with Connecticut's electric utility industry restructuring legislation. Environmental assessments performed in connection with the marketing of these plants indicate that substantial remediation expenditures will be required in order to bring the plant sites into compliance with applicable minimum Connecticut environmental standards. The purchaser of the plants has agreed to undertake and pay for the remediation of the purchased properties. With respect to the portion of the New Haven Harbor Station site that UI has retained, UI has performed an additional

                            UIL HOLDINGS CORPORATION
environmental analysis and estimates that approximately $3.2 million in remediation expenses will be incurred. The required remediation is virtually all on transmission-related property; and UI accrued these estimated expenses during the third quarter of 2002.

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

                         CROSS-SOUND CABLE COMPANY, LLC

 As of June 30, 2003, UCI's 25% share of the actual project cost for the Cross-Sound Cable Company, LLC (Cross-Sound) cable was $33.4 million. UCI's 25% share of the estimated total final cost of the project is $35.4 million. UCI has provided an equity infusion of $9.9 million to Cross-Sound and UIL Holdings loaned $22.7 million to Cross-Sound. In addition, a guarantee of $3.8 million, in support of Hydro-Quebec's guarantees to third parties in connection with the construction of the project has been provided. It is expected that any obligations of Cross-Sound that are supported by the guarantee would be funded by capital contributions from the owners, who are affiliates of the guarantors, in amounts in proportion to their respective ownership shares of Cross-Sound. No liability was recorded related to the guarantee, as the likelihood of UIL Holdings having to perform under the guarantee is remote. Absent other developments, UCI anticipates that the cable will become operational in 2005. Upon commercial operation, the loan from UIL Holdings is expected to be refinanced with external project financing. UCI will be responsible for 25% of any additional cost of project completion over the estimated amount.

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

                            UIL HOLDINGS CORPORATION

The number and complexity of regulatory requirements have increased significantly following passage of the USA PATRIOT ACT in October 2001, to detect and prevent money laundering and terrorist financing. Federal and state regulators have revised, imposed or are considering the imposition of a variety of implementing regulations. Among other things, APS is required under the federal Bank Secrecy Act to make certain filings with regulators, keep certain records, maintain an anti-money laundering compliance program and be examined for regulatory compliance. A failure to comply with such requirements could result in sanctions, including civil or criminal penalties against APS and/or its agents. APS is continually reviewing and enhancing its compliance program to meet the requirements of all applicable laws and regulations. At this time, management is unable to determine the full impact compliance with such regulatory requirements will have on APS's operations.

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

                                      JUNE 30, 2003         DECEMBER 31, 2002
                                      -------------         -----------------
Total Assets                                       (In Thousands)
------------
 UI                                    $1,397,983               $1,403,283
 Xcelecom                                 188,264                  195,721
 APS (Note)                               160,716                  123,037
 Other                                     36,317                   58,770
                                   ---------------------------------------------
   Total UIL Holdings                  $1,783,280               $1,780,811
                                   =============================================



                                          THREE MONTHS      THREE MONTHS          SIX MONTHS           SIX MONTHS
                                              ENDED            ENDED                ENDED                ENDED
                                          JUNE 30, 2003     JUNE 30, 2002       JUNE 30, 2003        JUNE 30, 2002
                                          -------------     -------------       -------------        -------------
Revenues from External Customers                   (In Thousands)                          (In Thousands)
--------------------------------
    UI                                        $156,083           $168,471          $321,375              $340,496
    Xcelecom                                    74,532             92,152           143,474               156,768
    APS                                         31,532             23,660            60,921                45,351
    Other                                            5                  5                11                     9
                                         -----------------------------------------------------------------------------
       Total UIL Holdings                     $262,152           $284,288          $525,781              $542,624
                                         =============================================================================


Income (Loss) before Income Taxes
---------------------------------
    UI                                         $15,256            $22,474           $31,706               $47,701
    Xcelecom                                    (1,631)             2,621            (2,108)                 (983)
    APS                                         (1,121)              (516)           (1,532)                 (543)
    Other                                       (3,413)            (7,195)           (7,901)              (11,274)
                                         -----------------------------------------------------------------------------
       Total UIL Holdings                       $9,091            $17,384           $20,165               $34,901
                                         =============================================================================

Note: Includes settlement assets and restricted cash of $115,860 and $85,221 as of June 30, 2003 and December 31, 2002, respectively.

                            UIL HOLDINGS CORPORATION

(N)  GOODWILL AND OTHER INTANGIBLE ASSETS

As of June 30, 2003 and December 31, 2002, UIL Holdings maintains $78.5 million and $76.1 million, respectively, of goodwill related to its non-utility businesses that, in accordance with the Statement of Financial Accounting Standard 142, is no longer being amortized, and $8.8 million and $7.8 million, at June 30, 2003 and December 31, 2002, respectively, of identifiable intangible assets that continue to be amortized.

A summary of UIL Holdings' goodwill as of June 30, 2003 is as follows:


                                                                                     American
  (Thousands of Dollars)                                              Xcelecom     Payment Systems     Total
                                                                    -------------------------------------------

  Balance, December 31, 2002                                           $66,957        $9,136          $76,093

  Goodwill acquired during the six months ended June 30, 2003            2,113           251            2,364
                                                                    -------------------------------------------
  Balance, June 30, 2003                                               $69,070        $9,387          $78,457
                                                                    ===========================================

There were no impairments to the goodwill balances recognized during the six months ended June 30, 2003.

As of June 30, 2003 and December 31, 2002, UIL Holdings' intangible assets and related accumulated amortization consisted of the following:

                                                                          As of June 30, 2003
                                                      -------------------------------------------------------------
         (Thousands of Dollars)                          Gross       Accumulated Amortization       Net Balance
                                                      -------------------------------------------------------------
         Intangible assets subject to amortization:
         Agent listing                                  $5,603                   $1,312                $4,291
         Non-compete agreements                          2,445                    1,657                   788
         Backlog                                           256                      256                     -
         Employee sales force                              150                      138                    12
         Trade name                                        100                       92                     8
         Finder fee                                        200                      100                   100
                                                      -------------------------------------------------------------
         Total                                          $8,754                   $3,555                $5,199
                                                      =============================================================


                                                                        As of December 31, 2002
                                                      -------------------------------------------------------------
         (Thousands of Dollars)                          Gross       Accumulated Amortization       Net Balance
                                                      -------------------------------------------------------------
         Intangible assets subject to amortization:
         Agent listing                                  $5,577                  $   687                $4,890
         Non-compete agreements                          1,485                    1,057                   428
         Backlog                                           256                      214                    42
         Employee sales force                              150                      113                    37
         Trade name                                        100                       76                    24
         Finder fee                                        200                       67                   133
                                                      -------------------------------------------------------------
         Total                                          $7,768                   $2,214                $5,554
                                                      =============================================================

The intangible asset balance is included in Other Deferred Charges on the Consolidated Balance Sheet.

UIL Holdings recorded amortization expense of $1.3 million and $0.8 million for the six months ended June 30, 2003 and 2002, respectively related to these intangible assets. Assuming there are no acquisitions or dispositions that occur in the future, the estimated amortization expense for the years 2003 through 2007 is as follows:

     2003           2004          2005          2006          2007
     ----           ----          ----          ----          ----
                             (In Thousands)
    $1,461         $1,350        $1,010        $1,010         $714

                            UIL HOLDINGS CORPORATION

(O)  SUBSEQUENT EVENTS

On July 11, 2003, three UI employees were burned while assessing work to be performed on electrical equipment at a customer's premises, which resulted in one fatality. The cause of the event has not yet been determined and is under investigation. UI has notified the Occupational Safety and Health Administration
(OSHA) and the DPUC. UI cannot evaluate at this time what impact, if any, this may have on its financial condition.

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

On June 25, 2003, the DPUC issued a decision denying, without prejudice, UI's request for recovery of $15.5 million in increased pension and postretirement benefits expenses. The DPUC stated that although "UI demonstrated increased expenses related to those items, the Company's current earning at or near its allowed return on equity indicates that no ratemaking relief is necessary at present." On August 8, 2003, UI filed an administrative appeal from that decision in the Connecticut Superior Court, asserting that the DPUC's decision was contrary to law and should be reversed.

The DPUC's June 25, 2003 decision noted "that the Company may request regulatory treatment for this specific expense in the future by filing a motion to reopen." On July 29, 2003 UI filed a motion to reopen the docket to request recovery of the increased pension and postretirement benefits expense on a going-forward basis, based upon UI's earnings for the first six months of 2003 and for the nine months since the Rate Case decision. A ruling on this motion has not been made at this time.

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

In June 2003, the Connecticut General Assembly enacted Public Act 03-135, subsequently amended in part by Public Act 03-221, to provide for electric distribution companies to provide "transitional standard offer service," beginning January 1, 2004 and continuing through December 31, 2006, to each customer who does not choose an alternate energy supplier. The 2003 legislation also makes other changes to restructuring on a going forward basis, including a provision for "federally mandated congestion costs" to be shown separately on customer bills. The legislation provides that the DPUC will establish the transitional standard offer in a contested proceeding later in 2003, with the expected transitional standard offer price (which excludes federally mandated congestion costs) to be not greater than 1996 price levels, taking into account a subsequent ratemaking decision. The legislation also provides for the electric distribution companies to recover their costs of procuring and providing transitional standard offer service. Public Act 03-135 provides for a fee of $0.005 per kilowatt-hour to be collected by the electric distribution company as further compensation for the procurement of transitional standard offer supply. Renewable energy portfolio standards will be in effect as of January 1, 2004, pursuant to the legislation, for generation services provided to retail customers. UI expects to include the requirement to meet these standards in a long-term power supply agreement similar to the current agreement, consistent with statutory requirements. The legislation will be implemented through several DPUC proceedings, including a proceeding to establish the transitional standard offer rates by December 15, 2003. In addition, the legislation requires that any new rate case filings include a four-year rate plan.

At the end of July 2003, the Connecticut General Assembly enacted legislation, now awaiting the signature of the Governor, that would provide, for the period February 1, 2003 through July 31, 2005, for certain of the funds collected by electric distribution companies from retail customers pursuant to Public Act 98-28 for conservation and load management programs to be transferred to the general funds of the state. The General Assembly is also considering the enactment of legislation that would provide that the transfer of funds would not occur provided that the electric distribution companies securitize the conservation and load management and renewable energy investment funds for the two fiscal years beginning July 1, 2003 through rate reduction bonds secured by customer revenue streams. This process would result in the state receiving the net proceeds from the rate reduction bonds. The legislation would provide for the collection of the companies' costs with respect to the bonds to be collected through the competitive transition assessment on customers' bills. If legislation were enacted similar in substance to that under consideration, UI would intend to request a financing order from the DPUC, providing for the issuance of rate reduction bonds, adjustment of the conservation and renewable investment charges, and increase in the competitive transition assessment on customers' bills. It is UI's expectation that if legislation is enacted, it would provide that the securitization would not adversely impact the electric distribution companies and that there would be no material impact on UI's financial condition.

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

Under the Restructuring Act, UI is allowed to collect a competitive transition assessment (CTA) to recover costs that have been reasonably incurred, or will be incurred to meet its public service obligations, and that will likely not otherwise be recoverable in a competitive generation and supply market. These costs include above-market long-term purchased power contract obligations, regulatory asset recovery and above-market investments in power plants (so-called stranded costs). A significant amount of UI's earnings are generated by the allowed return on the equity portion of the CTA rate base. The CTA rate base earns exactly that return, no more and no less, by adjustments made to amortization expense in each period. A significant portion of UI's cash flow from operations is also generated from those earnings and from the recovery of the CTA rate base. CTA rate base has declined from year to year for a number of reasons including: amortization of CTA rate base components, the sale of the nuclear units, and any adjustments made through the annual DPUC review process. The original rate base component of stranded costs, as of January 1, 2000, was $433 million. It has since declined to $413 million at year-end 2000, $373 million at year-end 2001, and $309 million at year-end 2002. Of the $64 million decrease from 2001 to 2002, approximately $43 million was due to the sale of UI's interests in Seabrook Station. The 2002 result is subject to DPUC review during 2003, pursuant to an annual review of UI's CTA revenues and expenses, and may be adjusted in accordance with that review. From 2003 on, CTA rate base will likely decline at an accelerating rate due to increasing levels of amortization. UI's CTA earnings will decrease while, based on UI's current projections, cash flow will remain fairly constant until stranded costs are fully amortized by 2011.

In order to maintain and improve its transmission and distribution system and to provide quality customer service, UI is required to spend a significant amount each year on capital projects. UI expects to fund capital projects internally through the recovery of depreciation and from amortization of stranded costs. To the extent that the cost of future capital projects exceeds internally generated funds, the remainder must be financed externally.

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

APS's ability to make accurate banking transactions is critical to conducting its business and eliminating risk. APS reviews its internal control systems and investigates advances in technology as part of its efforts to make improvements in its systems and procedures.

APS intends to reduce banking costs by reducing the number of bank accounts it maintains and, instead, requiring agents to deposit payments into their own bank accounts. Agents who maintain their own bank accounts are contractually obligated to hold the collected funds in trust for the benefit of the biller. This strategy will result in a delay of monitoring timely deposits by the agent, which may increase agent fraud risk. The processing of bill payments also requires APS to maintain a record-keeping system, and a reliable and secure information technology system.

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

The number and complexity of regulatory requirements have increased significantly following passage of the USA PATRIOT ACT in October 2001, to detect and prevent money laundering and terrorist financing. Federal and state regulators have revised, imposed or are considering the imposition of a variety of implementing regulations. Among other things, APS is required under the federal Bank Secrecy Act to make certain filings with regulators, keep certain records, maintain an anti-money laundering compliance program and be examined for regulatory compliance. A failure to comply with such requirements could result in sanctions, including civil or criminal penalties against APS and/or its agents. APS is continually reviewing and enhancing its compliance program to meet the requirements of all applicable laws and regulations.

Other factors affecting the financial results of APS and its subsidiaries are the pace of technological changes, competition, and attracting and retaining management expertise.

APS's subsidiaries have included APS Card Services, Inc. (CSI), which was 100% owned, and CellCards of Illinois, LLC (CCI), which is currently 51% owned. CSI was organized by APS to market a prepaid stored value card to consumers through the APS agent network. CSI was merged into APS on July 31, 2003. CCI, in which APS acquired its ownership interest in April 2001, sells prepaid long distance telephone service, prepaid telephone calling cards and prepaid wireless telephone service in check cashing and convenience store locations nationwide, as well as through APS's network of agents. APS has the option (a call option) to purchase the remaining 49% of CCI beginning in May 2004, at a price to be determined by a formula based on future sales and earnings performance. The other owners of CCI have the option (a put option) to require APS to purchase such remaining 49%, beginning in May 2004, or earlier if certain change of control events or management changes occur. The put and call options together provide a synthetic forward option for the purchase of the remaining 49% of CCI by APS.

UCI's $1.0 million investment in Bill Matrix, a provider of a bill payment by phone service, was transferred to APS during the first quarter 2003. APS also has a joint marketing agreement with Bill Matrix.

APS acquired point of sale activation (POSA) technology from a vendor. In conjunction with this technology acquisition, APS entered into a Loan and Security Agreement with this vendor. Under this agreement, APS made three loans to the vendor and its affiliates totaling $3.0 million. In the fourth quarter 2002, APS declared the borrower in default of all loans and seized assets valued at $0.8 million, including the borrower's accounts receivable, inventory, assignment of contracted arrangements with the borrower's retailer network, and POSA terminals. APS is negotiating the sale of the collateral seized to CCI, and APS expects to receive a note from CCI as payment. APS expects the sale to be completed by August 15, 2003. As part of the foreclosure, the remaining outstanding loan balance of $2.2 million was restructured. The Amended and Restated Loan Agreement matures on November 19, 2006. APS has established an appropriate reserve against the remaining loan balance with regard to the collectibility of the loan.

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

Xcelecom had a backlog as of June 30, 2003 of approximately $125 million, compared with backlog, including the effects of 2002 acquisitions, of approximately $121 million as of June 30, 2002.

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

UCI also has a 25% interest in Cross-Sound Cable Company, LLC (Cross-Sound). Cross-Sound owns and proposes to operate a 330 megawatt transmission line (cable) connecting Connecticut and Long Island under Long Island Sound. TransEnergieUS Ltd., the project developer and majority owner, is a Delaware corporation and a subsidiary of TransEnergie HQ Inc., the transmission affiliate of Hydro-Quebec (HQ). Cross-Sound has a twenty year contract with the Long Island Power Authority for the entire capacity of the transmission line.

The Cross-Sound project has been opposed on environmental, safety, and economic concerns by a number of public officials and private groups who have participated actively in governmental permitting proceedings relative to the project. In January 2002, the Connecticut Siting Council (CSC) granted a certificate of environmental compatibility and public need to construct the cable. The Connecticut Attorney General and the City of New Haven appealed the CSC's decision to the Connecticut Superior Court. In August 2002, the Superior Court upheld the CSC's decision, and the Connecticut Attorney General has appealed the Superior Court's decision. That appeal has been briefed and is pending at the Connecticut Supreme Court. It is expected that the appeal will be argued in the fall of 2003 and a decision issued by the Connecticut Supreme Court in the first half of 2004. UCI management believes that the CSC decision will be upheld on appeal, although there can be no assurance that it will.

The project received all necessary permits prior to the cable being installed in the spring of 2002. After installation, it was determined that several sections of the cable in New Haven Harbor do not currently meet the burial depths required by the permits. The authorized depth was not achieved due to the obstruction of rock ledge, sediment and other more movable types of obstruction, such as tree stumps and metal plate debris. The Department of Environmental Protection (DEP) and United States Army Corp of Engineers have raised no environmental or navigational concerns related to operation of the cable as currently buried; however, the DEP has indicated that under the current permit, the permit depth must be reached before commercial operation can begin. Cross-Sound is developing proposals for achieving the required burial depth. On June 12, 2003 Cross-Sound submitted a new Permit Application to the DEP requesting that the DEP issue a permit to allow Cross-Sound to operate the cable as installed in its current location through December 31, 2007.

Moreover, a Connecticut legislative moratorium on installing new gas and utility lines across Long Island Sound through early June 2004 has been enacted. This moratorium has impacted the permitting process. Cross-Sound expects the DEP to act on Cross-Sound's new Permit Application no later than when the moratorium expires. Absent other developments, UCI anticipates that the cable will become operational in 2005.

As of June 30, 2003, UCI's 25% share of the actual project cost for the Cross-Sound Cable was $33.4 million. UCI's 25% share of the estimated total final cost of the project is $35.4 million. UCI has provided an equity infusion of $9.9 million to Cross-Sound and UIL Holdings loaned $22.7 million to Cross-Sound. In addition, a guarantee of $3.8 million, in support of Hydro-Quebec's guarantees to third parties in connection with the construction of the project has been provided. It is expected that any obligations of Cross-Sound that are supported by the guarantee would be funded by capital contributions from the owners, who are affiliates of the guarantors, in amounts in proportion to their respective ownership shares of Cross-Sound. No liability was recorded related to the guarantee, as the likelihood of UIL Holdings having to perform under the guarantee is remote. Upon commercial operation, the loan from UIL Holdings is expected to be refinanced with external project financing. UCI will be responsible for 25% of any additional cost of project completion over the estimated amount.

                         UNITED BRIDGEPORT ENERGY, INC.

Due to the relatively low wholesale price for both electricity and generation capacity, and high natural gas prices during the past two years, UBE's investment in Bridgeport Energy LLC (BE) has not produced the returns initially anticipated. The facility is located in a transmission-constrained area and may benefit from the implementation of standard market design changes in New England. See "Looking Forward - United Resources, Inc. (URI) Earnings Estimates for 2003 - URI Minority Ownership Interest Investments - United Bridgeport Energy, Inc."

                         LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, UIL Holdings had $59.2 million of cash and temporary cash investments, of which $48.2 million was restricted cash; the majority of restricted cash was funds collected by APS's agents that had not been forwarded to APS's clients. This represents a decrease of $7.8 million from the corresponding balance at December 31, 2002. The components of this decrease, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

                                                          (In Millions)
                                                           -----------

Balance, December 31, 2002                                     $67.0
                                                          --------------

Net cash provided by operating activities:
    Net cash provided by operating activities
     before net settlements                                     39.2
    Net settlements  (1)                                         4.5
                                                          --------------
                                                                43.7
                                                          --------------
Net cash provided by (used in) investing activities:
-   Investment in debt securities, net                          25.0
-   Cash invested in plant                                     (30.2)
-   Deferred payments in prior acquisitions                     (2.7)
                                                          --------------
                                                                (7.9)
                                                          --------------

Net cash used in financing activities:
-   Financing activities, excluding dividend payments          (23.0)
-   Dividend payments                                          (20.6)
                                                          --------------
                                                               (43.6)

       Net Change in Cash                                       (7.8)
                                                          --------------

Balance, June 30, 2003                                         $59.2
                                                          ==============


(1) The net settlements reflected above as a component of cash provided by operating activities represent the change in net accounts receivable due from APS's agents, as well as net payables due to APS's clients.

There have been no material changes in UIL Holdings' capital resources or capital requirements from those reported in UIL Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 2002, except that APS has repaid the $3.0 million outstanding balance under its $10 million revolving credit agreement with a bank, and the agreement was not renewed when it expired on April 11, 2003. All capital requirements that exceed available cash will have to be provided by external financing. Although there is no commitment to provide such financing from any source of funds, other than a $100 million revolving credit agreement that UIL Holdings has with a group of banks and a $35 million revolving credit agreement that Xcelecom has with two banks, future external financing needs are expected to be satisfied by the issuance of additional short-term and long-term debt. The continued availability of these methods of financing will be dependent on many factors, including conditions in the financial markets, economic conditions, and future income and cash flow. See
Item 1, "Financial Statements - Notes to Consolidated Financial Statements - Note (B), Capitalization and Note (D), Short-Term Credit Arrangements" for a discussion of UIL Holdings' credit arrangements.

                     CONTRACTUAL AND CONTINGENT OBLIGATIONS

At June 30, 2003 there was no material change in UIL Holdings' and its subsidiaries contractual and contingent obligations from those reported in UIL Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

                          CRITICAL ACCOUNTING POLICIES

The discussion of Results of Operations and financial condition relies on UIL Holdings' Consolidated Financial Statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. UIL Holdings believes that investors need to be aware of these policies and how they impact UIL Holdings' financial reporting to gain a more complete understanding of UIL Holdings' Consolidated Financial Statements as a whole, as well as UIL Holdings' related discussion and analysis presented herein. While UIL Holdings believes that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in UIL Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 2002 are those that depend most heavily on these judgments and estimates. At June 30, 2003, there have been no material changes to any of the Critical Accounting Policies contained therein.

                              RESULTS OF OPERATIONS

UIL HOLDINGS CORPORATION RESULTS OF OPERATIONS:  SECOND QUARTER 2003 VS.
------------------------------------------------------------------------
PREVIOUS ESTIMATE
-----------------

Net Income for UIL Holdings Corporation (UIL Holdings) was $4.3 million in the second quarter of 2003, or $0.30 per share. This was lower than the $0.40-$0.50 per share range estimated in UIL Holdings' Annual Report on Form 10-K for 2002. The unanticipated shortfall was due to lower than expected results at UIL Holdings' non-utility businesses, under United Resources, Inc. (URI), only partly offset by improvements at the utility, The United Illuminating Company
(UI). Non-utility results were as follows. APS reported lower than anticipated revenues in its non-bill payment businesses, and higher expenses partly because of slower than expected conversion of agents to their own bank accounts from APS-owned bank accounts. Xcelecom's results were lower than expected because of the continuing economic slowdown in the non-residential construction industry and to an unanticipated recording of a project loss reserve. UBE reported lower than expected results because of the continuing negative impact of high gas prices on its sales.

SECOND QUARTER 2003 VS. SECOND QUARTER 2002
-------------------------------------------

UIL HOLDINGS CORPORATION RESULTS OF OPERATIONS:  SECOND QUARTER 2003
--------------------------------------------------------------------
VS. SECOND QUARTER 2002
-----------------------

UIL Holdings' earnings for the second quarter of 2003 decreased by $4.8 million, or $0.34 per share, compared to the second quarter of 2002. The decrease in earnings was due to lower earnings at UI and URI. The lower earnings at UI were due primarily to the impact of the Department of Public Utility Control's (DPUC) Rate Case decision, that was effective on September 26, 2002, and higher pension and postretirement benefits expenses. Overall, the decision reduced UI's allowed return on utility common equity to 10.45% from the previous allowed return on equity of 11.5%. From the effective date to the end of 2002, the decision was implemented entirely through additional accelerated amortization of stranded costs. Effective January 1, 2003, the decision was implemented by an overall 3% reduction of UI's retail rates, and accelerated amortization of stranded costs. The retail rate reduction applied to UI's Distribution Division. UI's retail sales decreased in the second quarter of 2003 compared to the second quarter of 2002 by 0.5 percent. This reflects decreases of 2.0 percent from milder weather and 1.4 percent in weather corrected sales, mostly offset by the absence in 2003 of an adjustment made in the second quarter of 2002 that reduced sales by 2.9 percent in that quarter, reflecting the resolution of a station service dispute with a generating plant owner. The Rate Case decision did not include provisions for increases in pension and postretirement benefits expenses, $15.5 million annually or $3.9 million per quarter of 2003, that became known after the hearings in the Rate Case proceeding were concluded. These costs are currently being expensed by UI and are included in the second quarter of 2003 results. The earnings decrease at URI was due primarily to lower earnings at Xcelecom, Inc., which continues to be impacted by the economic slowdown in its markets, partly offset by smaller decreases in valuations of minority ownership interest investments. More details are supplied below.

The table below represents a comparison of UIL Holdings' Net Income and Earnings per Share (EPS) for the second quarter of 2003 and the second quarter of 2002.


------------------------------------------------------------------------------------------------------
                                                                            2003 more (less) than 2002
                                                                            --------------------------
                                          Quarter Ended      Quarter Ended
                                          June 30, 2003      June 30, 2002      Amount      Percent
------------------------------------------------------------------------------------------------------
NET INCOME (IN MILLIONS EXCEPT PERCENTS)
   UI                                           $8.0              $12.1         $(4.1)        (34)%
   Nuclear Division                              0.0                0.1          (0.1)       (100)%
   United Resources (Non-Utility)               (3.7)              (3.1)         (0.6)        - -
                                               -----              -----         -----
     TOTAL NET INCOME FROM OPERATIONS           $4.3               $9.1         $(4.8)        (53)%
                                                 ===                ===           ===

EPS FROM OPERATIONS
   UI                                          $0.56              $0.85        $(0.29)        (34)%
   Nuclear Division                             0.00               0.01         (0.01)       (100)%
   United Resources (Non-Utility)              (0.26)             (0.22)        (0.04)        - -
                                               -----              -----         -----
     TOTAL EPS - BASIC                         $0.30              $0.64        $(0.34)        (53)%
                                                ====               ====          ====
     TOTAL EPS - DILUTED (NOTE A)              $0.30              $0.64        $(0.34)        (53)%
                                                ====               ====          ====
------------------------------------------------------------------------------------------------------

Note A: Reflecting the effect of unexercised dilutive stock options.

The following table is a line-by-line breakdown of certain line items of UIL Holdings' Consolidated Statement of Income by subsidiary, including comparisons between the second quarter of 2003 and the second quarter of 2002. Significant variances are explained in the individual subsidiary sections that follow.


                                              UIL HOLDINGS CORPORATION
                                       SEGMENTED CONSOLIDATED INCOME STATEMENT


                                                           QUARTER ENDED     QUARTER ENDED   2003 MORE (LESS)
(IN MILLIONS - UNAUDITED)                                  JUNE 30, 2003     JUNE 30, 2002       THAN 2002
-------------------------                                  -------------     -------------       ---------
OPERATING REVENUES
  UI from operations, before sharing                           $156.1           $159.0             ($2.9)
  Nuclear                                                         0.0              9.5              (9.5)
  Xcelecom                                                       74.6             92.2             (17.6)
  APS                                                            31.6             23.7               7.9
  Minority Ownership Interest Investment and Other               (0.1)            (0.1)              0.0
                                                                -----            -----               ---
     TOTAL OPERATING REVENUES                                   262.2            284.3             (22.1)
                                                               ======           ======            ======

FUEL AND ENERGY EXPENSES
  UI                                                             62.3             60.7               1.6
  Nuclear                                                         0.0              1.3              (1.3)
                                                                 ----             ----             -----
     TOTAL FUEL AND ENERGY EXPENSES                              62.3             62.0               0.3
                                                                =====            =====               ===

OPERATION AND MAINTENANCE EXPENSES
  UI                                                             44.3             40.0               4.3
  Nuclear                                                         0.0              6.7              (6.7)
  Xcelecom                                                       74.6             87.8             (13.2)
  APS                                                            30.8             23.4               7.4
  Minority Ownership Interest Investment and Other                1.0              1.2              (0.2)
                                                                 ----             ----              -----
     TOTAL OPERATION AND MAINTENANCE EXPENSES                   150.7            159.1              (8.4)
                                                               ======           ======             =====

DEPRECIATION AND AMORTIZATION EXPENSES
  UI                                                              6.8              7.3              (0.5)
  Nuclear                                                         0.0              0.3              (0.3)
  Xcelecom                                                        0.8              0.8               0.0
  APS                                                             0.9              0.7               0.2
  Minority Ownership Interest Investment and Other                0.0              0.0               0.0
                                                                 ----             ----               ---
    Subtotal depreciation                                         8.5              9.1              (0.6)
  Amortization of regulatory assets (UI)                         13.7             10.5               3.2
  Amortization Xcelecom                                           0.4              0.3               0.1
  Amortization APS                                                0.3              0.2               0.1
                                                                 ----             ----               ---
     TOTAL DEPRECIATION AND AMORTIZATION EXPENSES                22.9             20.1               2.8
                                                                =====            =====               ===

TAXES - OTHER THAN INCOME TAXES
  UI - State gross earnings tax                                   6.1              6.6              (0.5)
  UI - other                                                      3.4              4.0              (0.6)
  Nuclear - other                                                 0.0              0.3              (0.3)
  Xcelecom                                                        0.4              0.4               0.0
  APS                                                             0.7              0.2               0.5
  Minority Ownership Interest Investment and Other                0.0              0.0               0.0
                                                                 ----             ----               ---
     TOTAL TAXES - OTHER THAN INCOME TAXES                       10.6             11.5              (0.9)
                                                                =====            =====             =====

                                                           QUARTER ENDED     QUARTER ENDED   2003 MORE (LESS)
(IN MILLIONS - UNAUDITED)                                  JUNE 30, 2003     JUNE 30, 2002       THAN 2002
-------------------------                                  -------------     -------------       ---------
OTHER INCOME (DEDUCTIONS)
  UI                                                              1.3               0.2               1.1
  Nuclear                                                         0.0              (0.1)              0.1
  Xcelecom                                                        0.2               0.1               0.1
  APS                                                             0.0               0.3              (0.3)
  Minority Ownership Interest Investment and Other               (0.8)             (4.3)              3.5
                                                                -----             -----               ---
     TOTAL OTHER INCOME (DEDUCTIONS)                              0.7              (3.8)              4.5
                                                                 ====             =====               ===

EARNINGS BEFORE INTEREST AND TAXES (EBIT)
  UI                                                             20.8              30.1              (9.3)
  Nuclear                                                         0.0               0.8              (0.8)
  Xcelecom                                                       (1.4)              3.0              (4.4)
  APS                                                            (1.1)             (0.5)             (0.6)
  Minority Ownership Interest Investment and Other               (1.9)             (5.6)              3.7
                                                                -----             -----               ---
     TOTAL EARNINGS BEFORE INTEREST AND TAXES (EBIT)             16.4              27.8             (11.4)
                                                                =====             =====            ======

INTEREST CHARGES
  UI                                                              5.3               9.0              (3.7)
  UI - Interest on Seabrook obligation bonds owned by UI          0.0              (1.6)              1.6
  UI - Amortization: debt expense, redemption premiums            0.3               0.5              (0.2)
  Nuclear                                                         0.0               0.6              (0.6)
  Xcelecom                                                        0.2               0.3              (0.1)
  APS                                                             0.0              (0.1)              0.1
  Minority Ownership Interest Investment and Other                1.5               1.7              (0.2)
                                                                 ----              ----              -----
     TOTAL INTEREST CHARGES                                       7.3              10.4              (3.1)
                                                                 ====             =====             =====

INCOME TAXES
  UI                                                              7.2              10.1              (2.9)
  Nuclear                                                         0.0               0.1              (0.1)
  Xcelecom                                                       (0.6)              1.1              (1.7)
  APS                                                            (0.5)             (0.1)             (0.4)
  Minority Ownership Interest Investment and Other               (1.3)             (2.9)              1.6
                                                                -----             -----               ---
     TOTAL INCOME TAXES                                           4.8               8.3              (3.5)
                                                                 ====              ====              =====

NET INCOME
  UI                                                              8.0              12.1              (4.1)
  Nuclear                                                         0.0               0.1              (0.1)
  Xcelecom                                                       (1.0)              1.6              (2.6)
  APS                                                            (0.6)             (0.3)             (0.3)
  Minority Ownership Interest Investment and Other               (2.1)             (4.4)              2.3
                                                                -----             -----               ---
     TOTAL NET INCOME                                            $4.3              $9.1             ($4.8)
                                                                =====             =====            ======

                                                        - 32 -

THE UNITED ILLUMINATING COMPANY RESULTS OF OPERATIONS:  SECOND QUARTER OF 2003
------------------------------------------------------------------------------
VS. SECOND QUARTER OF 2002
--------------------------

-------------------------------------------------------------------------------------------------
                                                                       2003 more (less) than 2002
                                                                       --------------------------
                                         Quarter Ended  Quarter Ended
                                         June 30, 2003  June 30, 2002     Amount        Percent
-------------------------------------------------------------------------------------------------
EPS FROM OPERATIONS (BASIC)
   UI before Nuclear Division and Sharing    $0.56           $0.85        $(0.29)         (34)%
   Nuclear Division                           0.00            0.01         (0.01)        (100)%
                                              ----            ----         ------
     Total UI EPS from operations            $0.56           $0.86        $(0.30)         (35)%
                                              ====            ====         ======
RETAIL SALES (MILLIONS OF KWH)               1,324           1,331            (7)        (0.5)%
-------------------------------------------------------------------------------------------------

                        UI EXCLUDING THE NUCLEAR DIVISION

Excluding the Nuclear Division, UI's net income was $8.0 million, or $0.56 per share, in the second quarter of 2003, compared to $12.1 million, or $0.85 per share, in the second quarter of 2002. The decrease of $0.29 per share was due to the results of the September 26, 2002 Rate Case decision, and higher pension and postretirement benefits expenses.

The details below explain the variances for all of UI, excluding the Nuclear Division. It should be noted that changes to income and expense items in the Distribution Division have an immediate net income and earnings per share impact, while changes to those items in "other unbundled utility divisions" do not. The other divisions are the Competitive Transition Assessment (CTA), the Systems Benefits Charge (SBC), the Generation Services Charge (GSC), the Conservation and Load Management program assessment (C&LM), and the Renewable Energy Investment Fund charge (REI). The CTA and SBC both earned an 11.5% return on the equity portion of their respective rate bases until the September 26, 2002 effective date of the Rate Case decision, and 10.45% thereafter in accordance with that decision. Those returns were achieved, after all revenue and expense considerations, either by accruing additional amortization expenses, or by deferring such expenses, as required to achieve the authorized return. Amortization expenses in the CTA and SBC divisions impact earnings indirectly also through changes to rate base. The GSC, C&LM and REI are pass-through divisions. Except for a small management fee earned in the C&LM division, expenses are either accrued or deferred or revenues are transferred such that there is no net income associated with these three unbundled divisions.

Overall, UI's revenue decreased by $2.9 million, from $159.0 million in the second quarter of 2002 to $156.1 million in the second quarter of 2003. Details of this change in revenue are as follows:

--------------------------------------------------------------------------------
                          In Millions                         From Operations
--------------------------------------------------------------------------------
      Revenue Increase/(Decrease)
--------------------------------------------------------------------------------
 RETAIL REVENUE FROM DISTRIBUTION DIVISION:
 Estimate of operating Distribution Division component of
   "weather normalized" retail sales growth, (1.4)%                $(0.7)
 Estimate of operating Distribution Division component of
   weather effect on retail sales, (2.0)%                           (1.2)
 Impact of rate decrease and mix of sales on average price
 and other                                                          (2.9)
                                                                    -----
   TOTAL RETAIL REVENUE FROM DISTRIBUTION DIVISION                  (4.8)
 RETAIL REVENUE FROM OTHER UTILITY DIVISIONS (NOTE A)               (0.8)
                                                                    -----
        TOTAL UI RETAIL REVENUE                                     (5.6)
OTHER OPERATING REVENUE INCREASE (DECREASE)
 NEPOOL transmission revenues                                        0.5
 Other                                                               0.7
                                                                     ---
        TOTAL UI OTHER OPERATING REVENUES                            1.2

 UI WHOLESALE REVENUE                                                1.5
                                                                     ---

         TOTAL UI REVENUES                                         $(2.9)
                                                                     ===
--------------------------------------------------------------------------------

Note A: Includes a 2.9% increase in electricity sales and a corresponding
        $2.4 million revenue increase resulting from the absence of adjustments made in the second quarter of 2002 resulting from the resolution of a station service dispute with a generating plant owner.

UI's total fuel and energy expense increased by $1.6 million in the second quarter of 2003, compared to the second quarter of 2002. Retail fuel and energy expense increased by $2.0 million. UI has received, and expects to receive through 2003, electricity to satisfy its standard offer retail customer service requirements through a fixed-price purchased power agreement. These costs are recovered through the GSC portion of UI's unbundled retail customer rates. UI's financial results are not affected by its customers' selection of alternate suppliers to provide generation services. UI's wholesale energy expense decreased by $0.4 million.

UI's operation and maintenance (O&M) expenses increased by $4.3 million, from $40.0 million in the second quarter of 2002 to $44.3 million in the second quarter of 2003. The principal components of these expense changes included:


--------------------------------------------------------------------------------
                                                                       Increase/
                              In Millions                             (Decrease)
--------------------------------------------------------------------------------
Operating Division:
--------------------------------------------------------------------------------
 Net pension expense and postretirement benefits expenses (Note A)       $3.7
 Other                                                                    0.3
                                                                          ---
    TOTAL OPERATING DISTRIBUTION DIVISION                                $4.0
    NON-DISTRIBUTION O&M                                                  0.3
                                                                          ---
    TOTAL O&M EXPENSE                                                    $4.3
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

Amortization of regulatory assets, as booked, increased by $3.2 million, from $10.5 million in the second quarter of 2002 to $13.7 million in the second quarter of 2003. The principal components of these changes were:

--------------------------------------------------------------------------------
             Increase (Decrease) In Millions          As Booked       After-tax
--------------------------------------------------------------------------------
AMORTIZATION OF REGULATORY ASSETS:
--------------------------------------------------------------------------------
  Accelerated amortization in Distribution Division      $0.8              $0.6
  Amortization in CTA and SBC                             2.4               1.4
                                                          ---               ---
    TOTAL AMORTIZATION OF REGULATORY ASSETS              $3.2              $2.0
                                                          ===               ===
--------------------------------------------------------------------------------

Note: "As booked"  presents amounts as they appear on the income statement.
       After-tax amounts are provided because only part of the as booked amounts are tax deductible.

Other income increased by $1.1 million in the second quarter of 2003 compared to the second quarter of 2002 due to improvement in the market value of investments.

Taxes - other than income taxes decreased by $0.6 million, from $4.0 million in the second quarter of 2002 to $3.4 million in the second quarter of 2003. The decrease was due to the absence of Seabrook property taxes due to the sale of Seabrook Station on November 1, 2002. Approximately 90% of these taxes were being recovered through the CTA.

Interest charges decreased by $2.4 million, from $8.0 million in the second quarter of 2002 to $5.6 million in the second quarter of 2003. About $1.5 million of this decrease occurred in the Distribution Division and $0.9 million occurred in the CTA. Overall, the decrease was due primarily to the redemption of the Seabrook lease obligation bonds in connection with the sale of UI's interest in Seabrook Station on November 1, 2002.

                                NUCLEAR DIVISION

The remaining operating assets of the Nuclear Division (Seabrook Station) were sold on November 1, 2002. The Nuclear Division contributed net income of only $0.1 million, or $0.01 per share in the second quarter of 2002 due to an outage in that quarter.

UNITED RESOURCES, INC. RESULTS OF OPERATIONS:  SECOND QUARTER 2003 VS.
----------------------------------------------------------------------
SECOND QUARTER 2002
-------------------

-------------------------------------------------------------------------------------------------
                                                                                 2003 more (less)
                                              Quarter Ended     Quarter ended       than 2002
                                                                                 ----------------
                                              June 30, 2003     June 30, 2002         Amount
-------------------------------------------------------------------------------------------------
EPS FROM OPERATIONS (BASIC)
   Operating Businesses
     American Payment Systems, Inc. (APS)         $(0.05)           $(0.02)           $(0.03)
     Xcelecom, Inc. (Xcelecom)                     (0.07)             0.11             (0.18)
                                                   ------             ----             ------
       SUBTOTAL OPERATING BUSINESSES               (0.12)             0.09             (0.21)
   Minority Ownership Interest Investments
     United Bridgeport Energy, Inc. (UBE)          (0.04)            (0.03)            (0.01)
     United Capital Investments, Inc. (UCI)        (0.01)            (0.18)             0.17
                                                    ----              ----              ----
       SUBTOTAL MINORITY OWNERSHIP INTEREST
       INVESTMENTS                                 (0.05)            (0.21)             0.16

   URI HEADQUARTERS (NOTE A)                       (0.09)            (0.10)             0.01
                                                    ----              ----              ----

       TOTAL NON-UTILITY EPS FROM OPERATIONS      $(0.26)           $(0.22)           $(0.04)
                                                    ====              =====             =====
-------------------------------------------------------------------------------------------------

Note A: Includes interest charges on intercompany and unallocated debt and strategic and administrative costs associated with the non-utility holding company.

Overall, the consolidated non-utility businesses operating under the parent, URI, lost approximately $3.7 million, or $0.26 per share, in the second quarter of 2003, compared to losses of about $3.1 million, or $0.22 per share, in the second quarter of 2002, for a decrease of $0.6 million, or $0.04 per share. Operating revenue for the URI businesses decreased by $9.7 million, or 8%. Expenses for the URI businesses, including losses on minority ownership interest investments but excluding income taxes, decreased by $8.7 million, and income taxes decreased by $0.4 million.

The results of each of the subsidiaries of URI for the second quarter of 2003 and the second quarter of 2002, as presented below, reflect the allocation of debt costs from the parent based on a capital structure, including an equity component, and an interest rate deemed appropriate for that type of business. The targeted capital structures for each of URI's subsidiaries are: 100% equity for APS, UCI and Xcelecom, and 30% equity and 70% debt for UBE. URI absorbs interest charges on the equity portion of its investments in its subsidiaries to the extent those investments are financed with debt. URI may incur other expenses necessary to manage its investments from time to time.

The following is a detailed explanation of the quarterly variances by URI subsidiary.

     URI OPERATING BUSINESSES

                         AMERICAN PAYMENT SYSTEMS, INC.

APS lost $0.6 million, or $0.05 per share, in the second quarter of 2003, compared to a loss of $0.3 million, or $0.02 per share, in the second quarter of 2002. Revenues increased by $7.9 million, to $31.6 million, reflecting gains in both the bill payment business and in the sale of other products and services. Cost of Sales increased, and additional administrative expenses were incurred for legal services to meet increased regulatory compliance requirements in APS' lines of business, and to expand the infrastructure of the organization in order to enhance the bill payment business and introduce and sell new products and services which are not yet profitable. These cost increases, and an increase in depreciation and amortization expenses, which were higher due to the purchase and installation of additional field equipment and contract costs, more than offset the revenue gains.

                                 XCELECOM, INC.

Xcelecom lost $0.07 per share in the second quarter of 2003, compared to earnings of $0.11 per share in the second quarter of 2002. Margin degradation and the necessity to record a loss reserve relating to a project at one Xcelecom subsidiary reduced earnings by about $0.08 per share from levels that would have otherwise been recorded. As with other companies in the non-residential construction industry, there continues to be a very evident decline in economic activity in Xcelecom's markets. Xcelecom is experiencing a continuation of customer postponements and cancellations of projects, a reduction in new project orders, and increased competition for fewer jobs, resulting in both lower demand and lower margins. These general economic factors reduced earnings by $.05 per share from levels in the second quarter of 2002. Additionally, the completion of two large, profitable, non-recurring contracts in 2002 that have not been replaced in 2003 has resulted in an earnings decline of $0.08 per share. These decreases were partly offset by improved performance in the systems integration segment, which added about $0.03 in the second quarter of 2003 compared to the second quarter of 2002.

     URI MINORITY OWNERSHIP INTEREST INVESTMENTS

                         UNITED BRIDGEPORT ENERGY, INC.

UBE owns a 33 1/3% interest in Bridgeport Energy, LLC (BE). UBE lost $0.7 million, or $0.05 per share, in the second quarter of 2003, compared to a loss of $0.4 million, or $0.03 per share in the second quarter of 2002. The $0.02 per share decrease was due to two major factors: a $0.08 per share reduction was due to lower installed capability (ICAP) revenues, and a $0.06 per share increase was due to reduced expenses, mostly the absence of overhaul costs incurred in the second quarter of 2002.

Effective March 1, 2003, Standard Market Design was implemented by ISO New England. This had a minimal impact on energy sales prices during the second quarter of 2003.

                        UNITED CAPITAL INVESTMENTS, INC.

UCI lost $0.1 million, or $0.01 per share, in the second quarter of 2003, compared to a loss of $2.6 million, or $0.18 per share in the second quarter of 2002. The improvement was due to the absence of a $0.16 per share impairment loss recorded in the second quarter of 2002, and the remainder was due to smaller decreases in valuations of minority ownership interest investments.

     URI HEADQUARTERS

URI Headquarters incurred unallocated expenses of $1.3 million, after-tax, or $0.08 per share, in the second quarter of 2003, compared to unallocated expenses of $1.4 million, after-tax, or $0.10 per share, in the second quarter of 2002. The results of each of the subsidiaries of URI, as presented above, reflect interest expense on allocated debt from URI, based on a capital structure, including an equity component, and an interest rate deemed appropriate for that type of business. Some intercompany debt and strategic and administrative costs for the subsidiaries of URI are retained by URI.

UIL HOLDINGS CORPORATION RESULTS OF OPERATIONS:  FIRST SIX MONTHS 2003 ACTUAL
-----------------------------------------------------------------------------
EARNINGS VS. PREVIOUS ESTIMATE
------------------------------

Net Income for UIL Holdings Corporation (UIL Holdings) was $9.6 million in the first six months of 2003, or $0.67 per share. This was slightly above the sum of the low-end earnings estimates for the first two quarters estimated in UIL Holdings' Annual Report on Form 10-K for 2002, but was negatively impacted by the results of the second quarter.

FIRST SIX MONTHS 2003 VS. FIRST SIX MONTHS 2002
-----------------------------------------------

UIL HOLDINGS CORPORATION RESULTS OF OPERATIONS:  FIRST SIX MONTHS 2003 VS.
--------------------------------------------------------------------------
FIRST SIX MONTHS 2002
---------------------

UIL Holdings' earnings for the first six months of 2003 decreased by $9.1 million, or $0.65 per share, compared to the first six months of 2002. The decrease in earnings was due to the absence of earnings from the Nuclear Division and lower earnings at UI, partly offset by lower losses at URI. The remaining operating assets of the Nuclear Division (Seabrook nuclear generating station) were sold on November 1, 2002, resulting in the absence in the first six months of 2003 of the $0.25 per share contribution of that division in the first six months of 2002. The lower earnings at UI were due primarily to the impact of the DPUC Rate Case decision, that was effective on September 26, 2002, and higher pension and postretirement benefits expenses. Overall, the decision reduced UI's allowed return on utility common equity to 10.45% from the previous allowed return on equity of 11.5%. From the effective date to the end of 2002, the decision was implemented entirely through additional accelerated amortization of stranded costs. Effective January 1, 2003, the decision was implemented by an overall 3% reduction of UI's retail rates, and accelerated amortization of stranded costs. The retail rate reduction applied to UI's Distribution Division. Partly offsetting these impacts, UI's retail sales increased in the first six months of 2003 compared to the first six months of 2002 by 2.4 percent. This reflects increases of 0.7 percent from colder weather in the first quarter, 0.3 percent in weather corrected sales, and the absence in 2003 of an adjustment made in the first six months of 2002 that reduced sales by
1.4 percent in that period, reflecting the resolution of a station service dispute with a generating plant owner. The Rate Case decision did not include provisions for increases in pension and postretirement benefits expenses, $15.5 million annually or $7.8 million for six months, that became known after the hearings in the Rate Case proceeding were concluded. These costs are currently being expensed by UI and are included in the first six months of 2003 results. The earnings improvement at URI was due to smaller decreases in valuations of minority ownership interest investments, that more than offset decreased earnings at its operating businesses. Xcelecom continues to be impacted by the economic slowdown in its markets, and APS' earnings decreased due to higher expenses. More details are supplied below.

The table below represents a comparison of UIL Holdings' Net Income and Earnings per Share (EPS) for the first six months of 2003 and the first six months of 2002.

----------------------------------------------------------------------------------------------------
                                           Six Months     Six Months     2003 more (less) than 2002
                                                                         ---------------------------
                                              Ended         Ended
                                         June 30, 2003  June 30, 2002       Amount      Percent
----------------------------------------------------------------------------------------------------
NET INCOME (IN MILLIONS EXCEPT PERCENTS)
   UI                                        $16.5          $22.8           $(6.3)        (28)%
   Nuclear Division                            0.0            3.6            (3.6)       (100)%
   United Resources (Non-Utility)             (6.9)          (7.7)            0.8         - -
                                             -----          -----            ----
     TOTAL NET INCOME FROM OPERATIONS         $9.6          $18.7           $(9.1)        (49)%
                                               ===           ====             ===

EPS FROM OPERATIONS
   UI                                        $1.16          $1.61          $(0.45)        (28)%
   Nuclear Division                           0.00           0.25           (0.25)       (100)%
   United Resources (Non-Utility)            (0.49)         (0.54)           0.05         - -
                                             ------         ------           ----
     TOTAL EPS - BASIC                       $0.67          $1.32          $(0.65)        (46)%
                                              ====           ====            ====
     TOTAL EPS - DILUTED (NOTE A)            $0.67          $1.31          $(0.64)        (49)%
                                              ====           ====            ====
----------------------------------------------------------------------------------------------------

Note A: Reflecting the effect of unexercised dilutive stock options.

The following table is a line-by-line breakdown of certain line items of UIL Holdings' Consolidated Statement of Income by subsidiary, including comparisons between the first six months of 2003 and the first six months of 2002. Significant variances are explained in the individual subsidiary sections that follow.

                                               UIL HOLDINGS CORPORATION
                                        SEGMENTED CONSOLIDATED INCOME STATEMENT


                                                          YEAR TO DATE   YEAR TO DATE  2003 MORE (LESS)
(IN MILLIONS - UNAUDITED)                                 JUNE 30, 2003  JUNE 30, 2002     THAN 2002
-------------------------                                 -------------  -------------     ---------
OPERATING REVENUES
  UI from operations, before sharing                           $321.4         $317.0           $4.4
  Nuclear                                                         0.0           23.5          (23.5)
  Xcelecom                                                      143.5          156.8          (13.3)
  APS                                                            61.0           45.4           15.6
  Minority Ownership Interest Investment and Other               (0.1)          (0.1)           0.0
                                                                -----          -----            ---
     TOTAL OPERATING REVENUES                                   525.8          542.6          (16.8)
                                                               ======         ======         ======

FUEL AND ENERGY EXPENSES
  UI                                                            128.8          122.7            6.1
  Nuclear                                                         0.0            3.3           (3.3)
                                                                 ----           ----          -----
     TOTAL FUEL AND ENERGY EXPENSES                             128.8          126.0            2.8
                                                               ======         ======            ===

OPERATION AND MAINTENANCE EXPENSES
  UI                                                             87.3           81.3             6.0
  Nuclear                                                         0.0           12.0           (12.0)
  Xcelecom                                                      142.3          154.4           (12.1)
  APS                                                            59.3           44.3            15.0
  Minority Ownership Interest Investment and Other                1.7            2.1            (0.4)
                                                                 ----           ----           -----
     TOTAL OPERATION AND MAINTENANCE EXPENSES                   290.6          294.1            (3.5)
                                                               ======         ======           =====

DEPRECIATION AND AMORTIZATION EXPENSES
  UI                                                             13.8           14.5            -0.7
  Nuclear                                                         0.0            0.7            -0.7
  Xcelecom                                                        1.7            1.4             0.3
  APS                                                             1.8            1.3             0.5
  Minority Ownership Interest Investment and Other                0.0            0.0             0.0
                                                                  ---            ---             ---
   Subtotal depreciation                                         17.3           17.9            -0.6
  Amortization of regulatory assets (UI)                         31.9           20.8            11.1
  Amortization Xcelecom                                           0.7            0.6             0.1
  Amortization APS                                                0.6            0.3             0.3
                                                                  ---            ---             ---
     TOTAL DEPRECIATION AND AMORTIZATION EXPENSES                50.5           39.6            10.9
                                                                 ====           ====            ====

TAXES - OTHER THAN INCOME TAXES
  UI - State gross earnings tax                                  12.5           13.0            -0.5
  UI - other                                                      7.3            8.6            -1.3
  Nuclear - other                                                 0.0            0.6            -0.6
  Xcelecom                                                        1.0            0.8             0.2
  APS                                                             1.0            0.4             0.6
  Minority Ownership Interest Investment and Other                0.0            0.0             0.0
                                                                  ---            ---             ---
     TOTAL TAXES - OTHER THAN INCOME TAXES                       21.8           23.4            -1.6
                                                                 ====           ====            ====

                                                          YEAR TO DATE    YEAR TO DATE    2003 MORE (LESS)
(IN MILLIONS - UNAUDITED)                                 JUNE 30, 2003   JUNE 30, 2002       THAN 2002
-------------------------                                 -------------   -------------       ---------
OTHER INCOME (DEDUCTIONS)
  UI                                                           3.0            1.6                1.4
  Nuclear                                                      0.0            0.0                0.0
  Xcelecom                                                     0.4            0.3                0.1
  APS                                                          0.2            0.4               -0.2
  Minority Ownership Interest Investment and Other            -3.1           -6.3                3.2
                                                              ----           ----                ---
     TOTAL OTHER INCOME (DEDUCTIONS)                           0.5           -4.0                4.5
                                                               ===           ====                ===

EARNINGS BEFORE INTEREST AND TAXES (EBIT)
  UI                                                          42.8           57.7              (14.9)
  Nuclear                                                      0.0            6.9               (6.9)
  Xcelecom                                                    (1.8)          (0.1)              (1.7)
  APS                                                         (1.5)          (0.5)              (1.0)
  Minority Ownership Interest Investment and Other            (4.9)          (8.5)               3.6
                                                             -----          -----                ---
     TOTAL EARNINGS BEFORE INTEREST AND TAXES (EBIT)          34.6           55.5              (20.9)
                                                             =====          =====             ======

INTEREST CHARGES
  UI                                                          10.5           18.1               (7.6)
  UI - Interest on Seabrook obligation bonds owned by UI       0.0           (3.1)               3.1
  UI - Amortization: debt expense, redemption premiums         0.6            1.1               (0.5)
  Nuclear                                                      0.0            0.9               (0.9)
  Xcelecom                                                     0.3            0.8               (0.5)
  APS                                                          0.0            0.0                0.0
  Minority Ownership Interest Investment and Other             3.0            2.8                0.2
                                                              ----           ----                ---
     TOTAL INTEREST CHARGES                                   14.4           20.6               (6.2)
                                                             =====          =====              =====

INCOME TAXES
  UI                                                          15.2           18.8              (3.6)
  Nuclear                                                      0.0            2.4              (2.4)
  Xcelecom                                                    (0.8)          (0.3)             (0.5)
  APS                                                         (0.6)          (0.2)             (0.4)
  Minority Ownership Interest Investment and Other            (3.2)          (4.5)              1.3
                                                             -----          -----               ---
     TOTAL INCOME TAXES                                       10.6           16.2              (5.6)
                                                             =====          =====             =====

NET INCOME
  UI                                                          16.5           22.8              (6.3)
  Nuclear                                                      0.0            3.6              (3.6)
  Xcelecom                                                    (1.3)          (0.6)             (0.7)
  APS                                                         (0.9)          (0.3)             (0.6)
  Minority Ownership Interest Investment and Other            (4.7)          (6.8)              2.1
                                                             -----          -----               ---
TOTAL NET INCOME                                              $9.6          $18.7             ($9.1)
                                                             =====         ======            ======

THE UNITED ILLUMINATING COMPANY RESULTS OF OPERATIONS:  FIRST SIX MONTHS 2003
-----------------------------------------------------------------------------
VS. FIRST SIX MONTHS 2002
-------------------------

--------------------------------------------------------------------------------------------------
                                            Six Months     Six Months   2003 more (less) than 2002
                                                                        --------------------------
                                              Ended          Ended
                                          June 30, 2003   June 30, 2002     Amount       Percent
--------------------------------------------------------------------------------------------------
EPS FROM OPERATIONS (BASIC)
   UI before Nuclear Division and Sharing      $1.16             $1.61     $(0.45)         (28)%
   Nuclear Division                             0.00              0.25      (0.25)        (100)%
                                                ----              ----      ------
     Total UI EPS from operations              $1.16             $1.86     $(0.70)         (38)%
                                                ====              ====      ======
RETAIL SALES (MILLIONS OF KWH)                 2,773             2,708         65           2.4%
--------------------------------------------------------------------------------------------------

                        UI EXCLUDING THE NUCLEAR DIVISION

Excluding the Nuclear Division, UI's net income was $16.5 million, or $1.16 per share, in the first six months of 2003, compared to $22.8 million, or $1.61 per share, in the first six months of 2002. The decrease of $0.45 per share was due to the results of the September 26, 2002 Rate Case decision, and higher pension and postretirement benefits expenses.

The details below explain the variances for all of UI, excluding the Nuclear Division. It should be noted that changes to income and expense items in the Distribution Division have an immediate net income and earnings per share impact, while changes to those items in "other unbundled utility divisions" do not. The other divisions are the Competitive Transition Assessment (CTA), the Systems Benefits Charge (SBC), the Generation Services Charge (GSC), the Conservation and Load Management program assessment (C&LM), and the Renewable Energy Investment Fund charge (REI). The CTA and SBC both earned an 11.5% return on the equity portion of their respective rate bases until the September 26, 2002 effective date of the Rate Case decision, and 10.45% thereafter in accordance with that decision. Those returns were achieved, after all revenue and expense considerations, either by accruing additional amortization expenses, or by deferring such expenses, as required to achieve the authorized return. Amortization expenses in the CTA and SBC divisions impact earnings indirectly also through changes to rate base. The GSC, C&LM and REI are pass-through divisions. Except for a small management fee earned in the C&LM division, expenses are either accrued or deferred or revenues are transferred such that there is no net income associated with these three unbundled divisions.

Overall, UI's revenue increased by $4.4 million, from $317.0 million in the first six months of 2002 to $321.4 million in the first six months of 2003. Details of this change in revenue are as follows:

--------------------------------------------------------------------------------
                                                                      From
                          In Millions                              Operations
--------------------------------------------------------------------------------
       Revenue Increase/(Decrease)
--------------------------------------------------------------------------------
 REVENUE FROM DISTRIBUTION DIVISION:
 Estimate of operating Distribution Division component of
   "weather normalized" retail sales growth, 0.3%                     $0.3
 Estimate of operating Distribution Division component of
   weather effect on retail sales, 0.7%                                0.7
 Impact of rate  decrease  and mix of sales on  average  price
and other                                                             (7.4)
                                                                       ---
   TOTAL RETAIL REVENUE FROM DISTRIBUTION DIVISION                    (6.4)
 RETAIL REVENUE FROM OTHER UTILITY DIVISIONS (NOTE A)                  3.5
                                                                       ---
        TOTAL UI RETAIL REVENUE                                       (2.9)
OTHER OPERATING REVENUE INCREASE (DECREASE)
 NEPOOL transmission revenues                                          0.9
 Other                                                                 1.0
                                                                       ---
        TOTAL UI OTHER OPERATING REVENUES                              1.9

 UI WHOLESALE REVENUE                                                  5.4
                                                                       ---
         TOTAL UI REVENUES                                            $4.4
                                                                       ===
--------------------------------------------------------------------------------

Note A: Includes a 1.4% increase in electricity sales and a corresponding
        $2.4 million revenue increase resulting from the absence of adjustments made in the second quarter of 2002 resulting from the resolution of a station service dispute with a generating plant owner.

Total fuel and energy expenses increased by $6.1 million in the first six months of 2003, compared to the first six months of 2002. Retail fuel and energy expense increased by $5.8 million. UI has received, and expects to receive through 2003, electricity to satisfy its standard offer retail customer service requirements through a fixed-price purchased power agreement. These costs are recovered through the GSC portion of UI's unbundled retail customer rates. UI's financial results are not affected by its customers' selection of alternate suppliers to provide generation services. UI's wholesale energy expense increased by $0.3 million.

UI's operation and maintenance (O&M) expenses increased by $6.0 million, from $81.3 million in the first six months of 2002 to $87.3 million in the first six months of 2003. The principal components of these expense changes included:

--------------------------------------------------------------------------------
                                                                       Increase/
                      In Millions                                     (Decrease)
--------------------------------------------------------------------------------
Operating Division:
--------------------------------------------------------------------------------
  Net pension expense and postretirement benefits expenses (Note A)      $7.8
  Incentive Costs                                                        (1.8)
  NEPOOL transmission expense                                             0.4
  Other                                                                  (0.5)
                                                                         -----
     TOTAL OPERATING DISTRIBUTION DIVISION                               $5.9
     NON-DISTRIBUTION O&M                                                 0.1
                                                                          ---
     TOTAL O&M EXPENSE                                                   $6.0
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

Amortization of regulatory assets, as booked, increased by $11.1 million, from $20.8 million in the first six months of 2002 to $31.9 million in the first six months of 2003. The principal components of these changes were:

--------------------------------------------------------------------------------
             Increase (Decrease) In Millions          As Booked       After-tax
--------------------------------------------------------------------------------
AMORTIZATION OF REGULATORY ASSETS:
--------------------------------------------------------------------------------
  Accelerated amortization in Distribution Division      $1.6           $1.3
  Amortization in CTA and SBC                             9.5            5.5
                                                          ---            ---
    Total Amortization of Regulatory Assets             $11.1           $6.8
                                                         ====            ===
--------------------------------------------------------------------------------

Note: "As booked"  presents amounts as they appear on the income statement.
       After-tax amounts are provided because only part of the as booked amounts are tax deductible.

Other income increased by $1.4 million in the first six months of 2003 compared to the first six months of 2002 due primarily to improvement in the market value of investments.

Taxes - other than income taxes decreased by $1.3 million, from $8.6 million in the first six months of 2002 to $7.3 million in the first six months of 2003. The decrease was due to the absence of Seabrook property taxes due to the sale of Seabrook Station on November 1, 2002. Approximately 90% of these taxes were being recovered through the CTA.

Interest charges decreased by $5.1 million, from $16.2 million in the first six months of 2002 to $11.1 million in the first six months of 2003. About $3.4 million of this decrease occurred in the Distribution Division and $1.7 million occurred in the CTA. Overall, the decrease was due primarily to the redemption of the Seabrook lease obligation bonds in connection with the sale of UI's interest in Seabrook Station on November 1, 2002.

                                NUCLEAR DIVISION

The remaining operating assets of the Nuclear Division (Seabrook Station) were sold on November 1, 2002. The Nuclear Division contributed net income of $3.6 million, or $0.25 per share in the first six months of 2002.

UNITED RESOURCES, INC. RESULTS OF OPERATIONS:  FIRST SIX MONTHS 2003 VS.
------------------------------------------------------------------------
FIRST SIX MONTHS 2002
---------------------

----------------------------------------------------------------------------------------------
                                              Six Months       Six Months     2003 more (less)
                                                 Ended           Ended           than 2002
                                                                              ----------------
                                             June 30, 2003   June 30, 2002         Amount
----------------------------------------------------------------------------------------------
EPS FROM OPERATIONS (BASIC)
   Operating Businesses
     American Payment Systems, Inc. (APS)       $(0.07)          $(0.02)           $(0.05)
     Xcelecom, Inc. (Xcelecom)                   (0.09)           (0.04)            (0.05)
                                                 ------           ------            ------
       SUBTOTAL OPERATING BUSINESSES             (0.16)           (0.06)            (0.10)
   Minority Ownership Interest Investments
     United Bridgeport Energy, Inc. (UBE)        (0.15)           (0.10)            (0.05)
     United Capital Investments, Inc. (UCI)      (0.02)           (0.21)             0.19
                                                  ----             ----              ----
       SUBTOTAL MINORITY OWNERSHIP INTEREST
       INVESTMENTS                               (0.17)           (0.31)             0.14

   URI HEADQUARTERS (NOTE A)                     (0.16)           (0.17)             0.01
                                                  ----             ----              ----

       TOTAL NON-UTILITY EPS FROM OPERATIONS    $(0.49)          $(0.54)            $0.05
                                                  ====            =====              ====
-----------------------------------------------------------------------------------------------

Note A: Includes interest charges on intercompany and unallocated debt and strategic and administrative costs associated with the non-utility holding company.

Overall, the consolidated non-utility businesses operating under the parent, URI, lost approximately $6.9 million, or $0.49 per share, in the first six months of 2003, compared to losses of about $7.7 million, or $0.54 per share, in the first six months of 2002, for an improvement of $0.8 million, or $0.05 per share. Operating revenue for the URI businesses increased by $2.3 million, or 1%. Expenses for the URI businesses, including losses on minority ownership interest investments but excluding income taxes, increased by $1.0 million, and income taxes increased by $0.5 million.

The results of each of the subsidiaries of URI for the first six months of 2003 and the first six months of 2002, as presented below, reflect the allocation of debt costs from the parent based on a capital structure, including an equity component, and an interest rate deemed appropriate for that type of business. The targeted capital structures for each of URI's subsidiaries are: 100% equity for APS, Xcelecom and UCI, and 30% equity and 70% debt for UBE. URI absorbs interest charges on the equity portion of its investments in its subsidiaries to the extent those investments are financed with debt. URI may incur other expenses necessary to manage its investments from time to time.

The following is a detailed explanation of the quarterly variances by URI subsidiary.

     URI OPERATING BUSINESSES

                         AMERICAN PAYMENT SYSTEMS, INC.

APS lost $0.9 million, or $0.07 per share, in the first six months of 2003, compared to a loss of $0.03 million, or $0.02 per share, in the first six months of 2002. Revenues increased by $16.6 million, to $61.1 million, reflecting gains in both the bill payment business and in the sale of other products and services. Cost of sales increased, and additional administrative expenses were incurred for legal services to meet increased regulatory compliance requirements in APS' lines of business, and to expand the infrastructure of the organization in order to enhance the bill payment business and introduce and sell new products and services which are not yet profitable. These cost increases, and an increase in depreciation and amortization expenses, which were higher due to the purchase and installation of additional field equipment and contract costs, more than offset the revenue gains.

                                 XCELECOM, INC.

Xcelecom lost $.09 per share in the first six months of 2003, compared to a loss of $0.04 per share in the first six months of 2002. As with other companies in the non-residential construction industry, there continues to be a very evident decline in economic activity in Xcelecom's markets. Xcelecom is experiencing a continuation of customer postponements and cancellations of projects, a reduction in new project orders, and increased competition for fewer jobs, resulting in both lower demand and lower margins. These general economic factors reduced earnings by $0.06 per share from 2002 levels, but a lower net overall requirement for loss reserves on construction projects in 2003 improved earnings by $0.04 per share from levels a year earlier. Additionally, the completion of several large, profitable, non-recurring contracts in 2002 that have not been replaced in 2003 has resulted in an earnings decline of $0.09 per share. These decreases were partly offset by improved performance in the systems integration segment, which added about $0.06 in the first six months of 2003 compared to the first six months of 2002.

     URI MINORITY OWNERSHIP INTEREST INVESTMENTS

                         UNITED BRIDGEPORT ENERGY, INC.

UBE owns a 33 1/3% interest in Bridgeport Energy, LLC (BE). UBE lost $2.2 million, or $0.15 per share, in the first six months of 2003, compared to a loss of $1.4 million, or $0.10 per share in the first six months of 2002. The $0.05 per share decrease was due to several factors: a $0.20 per share reduction was due to lower installed capability (ICAP) revenues, a $0.02 per share reduction was due to lower energy revenues and higher gas prices, and a $0.16 per share increase was due to reduced expenses, mostly the absence of overhaul costs incurred in the first six months of 2002.

Effective March 1, 2003, Standard Market Design was implemented by ISO New England. This has had a minimal impact on energy sales prices to date.

                        UNITED CAPITAL INVESTMENTS, INC.

UCI lost $0.2 million, or $0.02 per share, in the first six months of 2003, compared to a loss of $3.0 million, or $0.21 per share in the first six months of 2002. The improvement was due to the absence of a $0.16 per share impairment loss recorded in the second quarter of 2002, reduced administrative costs contributing $0.01 per share, and the remainder due to lower mark to market losses on minority ownership interest investments.

In March 2003, Souwestcon Properties, Inc. completed the sale of a parcel of land in North Haven, CT for $0.8 million. An impairment loss of $0.4 million had been expensed in 2002 to adjust the book value to reflect the sales price.

     URI HEADQUARTERS

URI Headquarters incurred unallocated expenses of $2.3 million, after-tax, or $0.16 per share, in the first six months of 2003, compared to unallocated expenses of $2.4 million, after-tax, or $0.17 per share, in the first six months of 2002. The results of each of the subsidiaries of URI, as presented above, reflect interest expense on allocated debt from URI, based on a capital structure, including an equity component, and an interest rate deemed appropriate for that type of business. Some intercompany debt and strategic and administrative costs for the subsidiaries of URI are retained by URI.

                                 LOOKING FORWARD

A LOOK AT 2003
--------------

     UIL HOLDINGS' CONSOLIDATED EARNINGS ESTIMATES FOR 2003

UIL Holdings is reducing its earnings guidance for 2003 from $2.45-$2.65 per share to $2.20-$2.35 per share. The primary reasons for the decrease are lowered expectations for URI's non-utility subsidiaries. More detail is provided below.

UIL Holdings' current earnings range estimate for 2003 is less than UIL Holdings' current dividend rate of $2.88 per common share. However, UIL Holdings continues to have positive cash flow from operations. This cash flow comes primarily from UI, and includes, in addition to positive cash flow from the Distribution Division, the accelerated recovery of stranded costs built into the CTA rate base. APS and Xcelecom also generate positive cash flow from operations. These internally generated cash flows are being used by UIL Holdings to pay its dividends to shareowners and to fund most, if not all, of its investing activities. UIL Holdings may borrow funds for its investment program to finance short-term needs from time to time, but expects to keep such borrowings at a reasonable level.

Based on current cash projections, UIL Holdings expects that, at its quarterly reviews of the dividend, maintenance of the annual dividend of $2.88 per share will be justified, absent adverse events that materially affect projected cash flow results.

     THE UNITED ILLUMINATING COMPANY (UI)

                         UI EARNINGS ESTIMATES FOR 2003

UI is expected to earn $2.50-$2.60 per share in 2003, as compared to the previous estimate of $2.45-$2.60 per share. Achieving the high end of this range will be a challenge for UI under the terms of the DPUC Rate Case decision. UI is incurring approximately $15.5 million of additional pension and postretirement benefits expenses not presently recovered in rates under the September 26, 2002 Rate Case decision. In response to UI's November 2002 request, in March 2003 the DPUC reopened the 2002 Rate Case docket for the limited purpose of examining these increased costs. In its decision on June 25, 2003, the DPUC denied the request for recovery of these increased expenses but noted, "that the Company may request regulatory treatment for this specific expense in the future by filing a motion to reopen." Through the second quarter of 2003, UI had not achieved the allowed return on common stock equity and therefore filed a motion to reopen the docket on July 29, 2003. A ruling from the DPUC on this motion has not been made at this time. Reductions of other expenses will be required if UI's increased pension and postretirement benefits expenses are not allowed for recovery by the DPUC. Since UI must take into account the interests of its customers in making any changes to its operations to lower expenses, there is no assurance that UI will achieve the authorized return on equity.

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

See Item 1, "Financial Statements - Notes to Consolidated Financial Statements - Note (C), Rate-Related Regulatory Proceedings" for details.

     UNITED RESOURCES, INC. (URI) EARNINGS ESTIMATES FOR 2003

Earnings from UIL Holdings' non-utility businesses, under the parent wholly-owned subsidiary URI, are expected to range from losses of $0.45 per share to losses of $0.30 per share in 2003. This is a $0.40 per share reduction from the previous range estimate of losses of $0.05 per share to earnings of $0.10 per share, and reflects estimated reductions in all of the non-utility businesses.

     URI OPERATING BUSINESSES

                      AMERICAN PAYMENTS SYSTEMS, INC. (APS)

APS is expected to earn $0.00-$0.10 per share for UIL Holdings in 2003, reduced from the previous estimate of $0.15-$0.20 per share. APS has incurred significantly higher than anticipated legal expenses to meet regulatory compliance requirements in its lines of business in the first six months of 2003. APS has also experienced delays in achieving, to the degree and the timing anticipated, banking fee savings derived from switching to agent owned bank accounts from APS owned bank accounts, but significant progress has been made and is expected to continue. The new estimate for 2003 includes improvements in the second half of the year compared to the first six months due to reduced legal expenses, continued reduction of bank fees, increased revenues from higher transaction fees, and reduced sales, general and administrative expenses. The new estimate for 2003 is also an improvement from the 2002 loss of $0.13 per share, and the improvement is due to the addition of a major new customer in late 2002, higher revenues and improved margins for the bill payment business, continued reduction of bank fees, and operational efficiencies.

                                 XCELECOM, INC.

Due to the project loss recorded in the first six months of 2003, and the continuation of reduced economic activity in Xcelecom's markets, earnings for Xcelecom are expected to be approximately $0.10-$0.20 per share for UIL Holdings in 2003, reduced from the previous 2003 estimate of $0.20-$0.35 per share. As with other companies in the construction and systems integration industries, Xcelecom is experiencing customer postponements and cancellations of projects, a reduction in new project orders, a continuing slowdown in spending for technology by its customers, and increased competition for fewer jobs, resulting in both lower demand and lower margins. Xcelecom is taking action to offset the negative impact of these items by working to reduce operating and overhead related costs. Generally, the economic activity of the non-residential construction markets in which Xcelecom participates lags the general economy by six to eighteen months, both in economic downturns and recoveries. A return to growth in Xcelecom's primary markets is therefore likely to lag any general upturn in the economy, and the timing of any recovery remains uncertain. However, Xcelecom's estimates for earnings in the second half of 2003 reflect sales and gross margin performance based on current backlog levels and expected customer orders, a continuation of insurance claims savings based on strong safety performance, successful resolution of certain pending claims and change orders, and the addition of new monthly fee income based on a subcontract to complete open projects for another company.

     URI MINORITY OWNERSHIP INTEREST INVESTMENTS

Losses from URI's minority ownership interest investments, including United Bridgeport Energy, Inc. (UBE) and United Capital Investments, Inc. (UCI), and from URI Headquarters' costs, are expected to be $0.45-$0.55 per share in 2003, revised from the previous 2003 estimated loss of $0.40-$0.45 per share due to a lower estimate for UBE and decreases in the valuations of minority ownership interest investments. URI Headquarters' costs include interest expense on intercompany loans from URI to UBE, based on a capital structure, including an equity component, and an interest rate deemed appropriate for that type of business. Some unallocated corporate and administrative costs for the subsidiaries of URI are retained by the parent URI.

                         UNITED BRIDGEPORT ENERGY, INC.

The earnings estimate for UBE for 2003 is a loss of $0.15-$0.20 per share, revised from the previous 2003 estimated loss of $0.10-$0.15 per share. Results at UBE continue to be hampered by high gas prices reducing both margins and sales levels. The 2003 estimate also reflects significantly lower installed capability (ICAP) revenues than those recorded in 2002, as a result of the termination of a long-term contract, but it also reflects the absence of overhauls that occurred in 2002.

Bridgeport Energy, LLC (BE) will continue to market ICAP in the open market, and UBE will share in any proceeds from that activity. The results will be subject to market conditions for ICAP.

Effective March 1, 2003, Standard Market Design (SMD) was implemented by ISO New England. This had a minimal impact on energy sales prices to date. In the longer term, the new market design is expected to benefit BE because BE is located in the southwest region of Connecticut, which has energy supply problems due primarily to transmission congestion.

                        UNITED CAPITAL INVESTMENTS, INC.

UCI is expected to lose up to $0.10 per share in 2003, a reduction from the previous breakeven estimate, reflecting decreases in minority ownership interest investments. This is still an improvement from the losses in 2002 of $0.31 per share, due principally to the absence of the $0.16 per share impairment loss taken by UCI in the second quarter of 2002.

UIL HOLDINGS' QUARTERLY EARNINGS PATTERN FOR 2003
-------------------------------------------------

The 2003 quarterly earnings pattern for UIL Holdings is expected to be somewhat different than the 2002 pattern primarily because the DPUC decision in UI's Rate Case was effective September 26, 2002, and Seabrook Station was sold on November 1, 2002. These factors have or will lower earnings in the first three quarters of 2003 compared to the first three quarters of 2002. The absence of expenses associated with regulatory treatment for the sale of Millstone and Seabrook that UIL Holdings recorded in the Nuclear Division in the fourth quarter of 2002 will increase earnings in the fourth quarter of 2003 compared to the fourth quarter of 2002.

Actual 2003 results may vary from estimates depending on factors that could affect some or all of UIL Holdings' businesses to varying degrees. The factors are discussed in the "Major Influences on Financial Condition" section, and their impacts can change from quarter to quarter.

UIL Holdings' current overall estimate of earnings per share from operations for 2003 is a range of $2.20-$2.35. The estimates of quarterly results are as follows:

Earnings per share from operations:

                            Estimated             Actual             Actual
         Quarter           2003 Range*             2003               2002
         -------           ----------              ----               ----
            1              $0.25-$0.35            $0.37              $0.68
            2              $0.40-$0.50             0.30              $0.64
            3              $1.15-$1.30                               $1.53
            4              $0.35-$0.45                               $0.24
                                                                      ----
                                                                     $3.09


* Quarterly high and low range estimates are not additive, that is, the sums of the low and high range values should not be construed as representing any estimate other than UIL Holdings' annual estimate of $2.20-$2.35 per share.

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

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of the Shareowners of UIL Holdings was held on May 14, 2003, for the purpose of electing a Board of Directors for the ensuing year, voting on approval of the employment of PricewaterhouseCoopers LLP as the firm of independent public accountants to audit the books and affairs of UIL Holdings for the fiscal year 2003, voting on approval of the UIL Holdings Corporation 1999 Amended and Restated Stock Plan, and voting on approval of the UIL Holdings Corporation Deferred Compensation Plan. The shareowner proposal concerning "poison pills" described in the Corporation's proxy statement dated April 4, 2003, was not properly brought before the meeting and was thus not voted upon at the meeting.

All of the nominees for election as Directors listed in UIL Holdings' proxy statement for the meeting were elected by the following votes:

                                            NUMBER OF SHARES
                                       ---------------------------
                                           VOTED          NOT
               NOMINEE                     "FOR"         VOTED
               -------                     -----         -----
          Thelma R. Albright             12,094,459     202,611
          Marc C. Breslawsky             12,097,948     199,121
          David E. A. Carson             12,096,278     200,789
          Arnold L. Chase                11,304,371     992,698
          John F. Croweak                12,096,481     200,586
          Betsy Henley-Cohn              12,084,241     212,827
          John L. Lahey                  12,108,015     189,052
          F. Patrick McFadden, Jr.       12,104,887     192,181
          Daniel J. Miglio               12,101,912     195,156
          William F. Murdy               12,106,575     190,494
          James A. Thomas                12,106,002     191,066
          Nathaniel D. Woodson           12,095,747     201,321


The employment of PricewaterhouseCoopers LLP as the firm of independent public accountants to audit the books and affairs of UIL Holdings for the fiscal year 2003 was approved by the following vote:

                          NUMBER OF SHARES
               ---------------------------------------
                   VOTED         VOTED        NOT
                   "FOR"       "AGAINST"     VOTED
                   -----       ---------     -----
                12,089,877      143,433      63,753


The proposal to approve the UIL Holdings Corporation 1999 Amended and Restated Stock Plan was approved by the following vote:

                           NUMBER OF SHARES
               ---------------------------------------
                  VOTED          VOTED        NOT
                  "FOR"        "AGAINST"     VOTED
                  -----        ---------     -----
                11,243,289      876,894     176,879


The proposal to approve the UIL Holdings Corporation Deferred Compensation Plan was approved by the following vote:

                           NUMBER OF SHARES
               ---------------------------------------
                  VOTED          VOTED        NOT
                  "FOR"        "AGAINST"     VOTED
                  -----        ---------     -----
                11,263,504      808,599     224,962

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

      Exhibit
    Table Item         Exhibit
      Number            Number                       Description
     ---------          ------                       -----------
      (99)                99        Certification of Periodic Financial Report.


(b) Reports on Form 8-K.

      Item                    Financial
     Reported                 Statements                Date of Report
     --------                 ----------                --------------

         5                      None                    April 1, 2003
         7, 9                   None                    April 28, 2003
         5                      None                    May 19, 2003
         5                      None                    June 25, 2003
         5                      None                    June 30, 2003

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      UIL HOLDINGS CORPORATION




Date      08/08/2003                        /s/ Louis J. Paglia
     --------------------             ---------------------------------
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



Date     08/08/2003                          /s/ Nathaniel D. Woodson
     ---------------------              ----------------------------------------
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



Date     08/08/2003                                /s/ Louis J. Paglia
     ------------------                        ---------------------------------
                                                       Louis J. Paglia
                                                   Executive Vice President
                                                 and Chief Financial Officer