Form 10-Q
period 2003-09-30
UIL HOLDINGS CORP
filed 2003-11-07
CIK 1082510

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

The number of shares outstanding of the issuer's only class of common stock, as of October 31, 2003, was 14,465,480.

                                      INDEX

                           PART I. FINANCIAL INFORMATION
                                                                          PAGE
                                                                         NUMBER
                                                                         ------
Item 1.  Financial Statements...............................................3
         Consolidated Statement of Income for the three and
          nine months ended September 30, 2003 and 2002.....................3
         Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2003 and 2002.................3
         Consolidated Balance Sheet as of September 30, 2003
          and December 31, 2002.............................................4
         Consolidated Statement of Cash Flows for the three and
          nine months ended September 30, 2003 and 2002.....................6

         Notes to Consolidated Financial Statements.........................7
           -   Statement of Accounting Policies.............................7
           -   Capitalization...............................................9
           -   Rate-Related Regulatory Proceedings.........................10
           -   Short-term Credit Arrangements..............................13
           -   Income Taxes................................................14
           -   Supplementary Information...................................15
           -   Commitments and Contingencies...............................16
               -  Other Commitments and Contingencies......................16
                  -  Connecticut Yankee Atomic Power Company...............16
                  -  Hydro-Quebec..........................................17
                  -  Environmental Concerns................................17
                  -  Site Decontamination, Demolition and Remediation
                      Costs................................................17
                  -  Claim of Enron Power Marketing, Inc...................18
                  -  Cross-Sound Cable Company, LLC........................18
                  -  American Payment Systems, Inc.........................19
           -   Segment Information.........................................20
           -   Goodwill and Other Intangible Assets........................21
           -   Subsequent Events...........................................22

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................23
           -   Major Influences on Financial Condition.....................23
               -  UIL Holdings Corporation.................................23
               -  The United Illuminating Company..........................23
               -  American Payment Systems, Inc............................25
               -  Xcelecom, Inc............................................27
               -  United Capital Investments, Inc..........................28
               -  United Bridgeport Energy, Inc............................30
           -   Liquidity and Capital Resources.............................30
               -  Contractual and Contingent Obligations...................31
           -   Critical Accounting Policies................................31
           -   Results of Operations.......................................31
           -   Looking Forward.............................................47

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.........51

Item 4.  Controls and Procedures...........................................51
                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..................................52

         SIGNATURES........................................................53





                                                PART 1: FINANCIAL INFORMATION
                                                ITEM 1: FINANCIAL STATEMENTS
                                                  UIL HOLDINGS CORPORATION
                                              CONSOLIDATED STATEMENT OF INCOME
                                            (THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                         (UNAUDITED)

                                                                         Three Months Ended             Nine Months Ended
                                                                            September 30,                 September 30,
                                                                         2003           2002           2003           2002
                                                                         ----           ----           ----           ----
OPERATING REVENUES (NOTE F)
  Utility                                                               $194,948      $219,655        $516,323     $560,151

  Non-utility businesses                                                  97,160       101,428         301,566      303,556
                                                                      -----------    -----------    -----------    -----------
     Total Operating Revenues                                            292,108       321,083         817,889      863,707
                                                                      -----------    -----------    -----------    -----------
OPERATING EXPENSES
  Operation
   Fuel and energy                                                        77,394        78,164         206,242      204,139
   Operation and maintenance                                             144,124       152,270         434,723      446,386
  Depreciation and amortization (Note F)                                  22,681        30,613          73,208       70,259
  Taxes - other than income taxes (Note F)                                11,144        13,030          32,970       36,456
                                                                      -----------    -----------    -----------    -----------
     Total Operating Expenses                                            255,343       274,077         747,143      757,240
                                                                      -----------    -----------    -----------    -----------
OPERATING INCOME                                                          36,765        47,006          70,746      106,467
                                                                      -----------    -----------    -----------    -----------

OTHER INCOME (DEDUCTIONS), NET (NOTE F)                                    2,098         2,525           2,674       (1,430)
                                                                      -----------    -----------    -----------    -----------

INCOME BEFORE INTEREST CHARGES AND INCOME TAXES                           38,863        49,531          73,420      105,037
                                                                      -----------    -----------    -----------    -----------

INTEREST CHARGES, NET
  Interest on long-term debt                                               6,611        10,843          19,755       32,486
  Interest on Seabrook Lease Obligation Bonds owned by UI                      -        (1,542)              -       (4,625)
  Other interest, net (Note F)                                               950           699           1,573        1,681
                                                                      -----------    -----------    -----------    -----------
                                                                           7,561        10,000          21,328       29,542
  Amortization of debt expense and redemption premiums                       316           484             941        1,547
                                                                      -----------    -----------    -----------    -----------
     Interest Charges, net                                                 7,877        10,484          22,269       31,089
                                                                      -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAXES                                                30,986        39,047          51,151       73,948
                                                                      -----------    -----------    -----------    -----------

INCOME TAXES (NOTE E)                                                     14,033        17,240          24,631       33,432
                                                                      -----------    -----------    -----------    -----------

NET INCOME AND INCOME AVAILABLE TO COMMON STOCK                         $ 16,953      $ 21,807        $ 26,520     $ 40,516
                                                                      ===========    ===========    ===========    ===========



AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC                       14,295        14,265          14,287       14,228
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED                     14,303        14,274          14,295       14,309

EARNINGS PER SHARE OF COMMON STOCK - BASIC                                 $1.19         $1.53           $1.86        $2.85
EARNINGS PER SHARE OF COMMON STOCK - DILUTED                               $1.19         $1.53           $1.86        $2.83

CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                          $0.72         $0.72           $2.16        $2.16

------------------------------------------------------------------------------------------------------------------------------

                                                  UIL HOLDINGS CORPORATION
                                       CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                                   (THOUSANDS OF DOLLARS)
                                                         (UNAUDITED)
                                                                         Three Months Ended             Nine Months Ended
                                                                            September 30,                 September 30,
                                                                         2003           2002           2003           2002
                                                                         ----           ----           ----           ----

NET INCOME                                                            $ 16,953        $ 21,807      $  26,520      $   40,516

OTHER COMPREHENSIVE INCOME, NET OF TAX:
  UNREALIZED LOSS ON INVESTMENT                                              -               -              -            (519)
                                                                      -----------    -----------    -----------    -----------
COMPREHENSIVE INCOME                                                  $ 16,953        $ 21,807      $  26,520      $   39,997
                                                                      ===========    ===========    ===========    ===========

              The accompanying Notes to the Consolidated Financial Statements are an integral part of the financial statements.

                                                  UIL HOLDINGS CORPORATION
                                                 CONSOLIDATED BALANCE SHEET

                                                           ASSETS
                                                   (Thousands of Dollars)
                                                         (Unaudited)

                                                                    September 30,       December 31,
                                                                        2003                2002
                                                                        ----                ----
Current Assets
  Unrestricted cash and temporary cash investments                 $      43,542     $       20,568
  Restricted cash                                                         47,874             46,430
  Utility accounts receivable less allowance of $1,654 and $1,654         57,276             58,171
  Other accounts receivable less allowance of $2,706 and $2,471           87,359             94,161
  Settlement assets                                                       60,829             44,770
  Unbilled revenues                                                       39,474             38,403
  Materials and supplies, at average cost                                  7,394              6,203
  Prepayments                                                              4,878              2,348
  Other                                                                    2,748              1,105
                                                                   ----------------   -----------------
    Total Current Assets                                                 351,374            312,159
                                                                   ----------------   -----------------

Other Property and Investments
  Investment in United Bridgeport Energy facility                         82,588             83,677
  Investment in debt securities                                                -             25,000
  Other                                                                   20,162             13,450
                                                                   ----------------   -----------------
    Total Other Property and Investments                                 102,750            122,127
                                                                   ----------------   -----------------

Property, Plant and Equipment at original cost
  In service                                                             791,756            755,281
  Less, accumulated depreciation                                         308,148            287,610
                                                                   ----------------   -----------------
                                                                         483,608            467,671
Construction work in progress                                             54,853             49,411
                                                                   ----------------   -----------------
    Net Property, Plant and Equipment                                    538,461            517,082
                                                                   ----------------   -----------------

Regulatory Assets (FUTURE AMOUNTS DUE FROM CUSTOMERS
                   THROUGH THE RATEMAKING PROCESS)
  Nuclear plant investments-above market                                 441,616            456,950
  Income taxes due principally to book-tax differences                    66,244             69,115
  Long-term purchase power contracts-above market                         87,832            100,379
  Connecticut Yankee                                                      30,623             33,821
  Unamortized redemption costs                                            18,927             18,245
  Other                                                                   33,801             40,804
                                                                   ----------------   -----------------
    Total Regulatory Assets                                              679,043            719,314
                                                                   ----------------   -----------------

Deferred Charges
  Goodwill - net of amortization of $4,758 and $4,758                     78,013             76,093
  Unamortized debt issuance expenses                                       6,900              4,509
  Long-term receivable - Cross-Sound Cable Project                        23,465                  -
  Other long-term receivables                                             14,963             10,766
  Other                                                                   14,711             18,761
                                                                   ----------------   -----------------
    Total Deferred Charges                                               138,052            110,129
                                                                   ----------------   -----------------

    Total Assets                                                   $   1,809,680      $   1,780,811
                                                                   ================   =================

            The accompanying Notes to the Consolidated Financial Statements are an integral part of the financial statements.



                                          UIL HOLDINGS CORPORATION
                                         CONSOLIDATED BALANCE SHEET

                                        LIABILITIES AND CAPITALIZATION
                                            (Thousands of Dollars)
                                                   (Unaudited)

                                                               September 30,                December 31,
                                                                   2003                         2002
                                                                  ----                         ----
Current Liabilities
  Notes payable                                               $     40,976               $       46,315
  Current portion of long-term debt                                100,000                      100,000
  Accounts payable                                                  36,652                       44,007
  Settlement obligations                                           106,320                       82,659
  Dividends payable                                                 10,294                       10,275
  Accrued liabilities                                               66,971                       72,723
  Deferred revenues - non-utility businesses                        16,230                       25,553
  Taxes accrued                                                     13,259                        7,314
  Interest accrued                                                   6,950                        7,457
  Obligations under capital leases                                  14,937                          473
                                                              ----------------            -----------------
      Total Current Liabilities                                    412,589                      396,776
                                                              ----------------            -----------------

Noncurrent Liabilities
  Purchase power contract obligation                                87,832                      100,379
  Pension accrued                                                   57,880                       44,857
  Connecticut Yankee contract obligation                            25,409                       28,442
  Long-term notes payable                                           11,890                       14,061
  Obligations under capital leases                                       -                       14,815
  Other                                                             17,517                       13,680
                                                              ----------------            -----------------
      Total Noncurrent Liabilities                                 200,528                      216,234
                                                              ----------------            -----------------

Deferred Income Taxes   (FUTURE TAX LIABILITIES OWED
                         TO TAXING AUTHORITIES)                    255,251                      225,904
                                                              ----------------            -----------------

Regulatory Liabilities  (FUTURE AMOUNTS OWED TO CUSTOMERS
                         THROUGH THE RATEMAKING PROCESS)
  Accumulated deferred investment tax credits                       12,758                       13,201
  Deferred gains on sale of property                                33,655                       33,130
  Customer refund                                                    2,758                        6,820
  Other                                                             17,456                       10,962
                                                              ----------------            -----------------
       Total Regulatory Liabilities                                 66,627                       64,113
                                                              ----------------            -----------------

Commitments and Contingencies (Note L)

Capitalization (Note B)
  Long-term debt                                                   395,454                      395,432
  Common Stock Equity
   Common Stock                                                    296,951                      296,501
   Paid-in capital                                                   4,180                        3,749
   Capital stock expense                                            (2,170)                      (2,170)
   Unearned employee stock ownership plan equity                    (5,699)                      (6,411)
   Unearned compensation restricted stock                             (372)                           -
   Accumulated other comprehensive income (loss)                   (26,694)                     (26,694)
   Retained earnings                                               213,035                      217,377
                                                              ----------------            -----------------
       Net Common Stock Equity                                     479,231                      482,352

       Total Capitalization                                        874,685                      877,784
                                                              ----------------            -----------------

       Total Liabilities and Capitalization                   $  1,809,680                $   1,780,811
                                                              ================            =================

             The accompanying Notes to the Consolidated Financial Statements are an integral part of the financial statements.


                                                    UIL HOLDINGS CORPORATION
                                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                                     (THOUSANDS OF DOLLARS)
                                                          (UNAUDITED)

                                                                          Three Months Ended              Nine Months Ended
                                                                             September 30,                  September 30,
                                                                         2003           2002            2003            2002
                                                                         -----          -----           -----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                           $  16,953       $ 21,807      $  26,520         $ 40,516
                                                                       -----------    -----------    -------------    -----------
   Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                         18,187         20,981         53,954           53,743
    Deferred income taxes                                                 (2,196)        (3,518)        (7,280)          (4,582)
    Future tax benefits (Note E)                                          15,400              -         34,800                -
    Deferred investment tax credits - net                                   (147)          (174)          (442)            (388)
    Amortization of nuclear fuel                                               -          1,536              -            4,121
    Allowance for funds used during construction                            (676)          (543)        (1,975)          (1,611)
    CTA and SBC regulatory deferral                                         (661)         3,293          2,806           (1,968)
    Changes in:
     Accounts receivable - net                                            (5,625)         2,872          7,697           10,470
     Materials and supplies                                                1,661            132         (1,191)             737
     Prepayments                                                          (2,073)        (2,309)        (2,530)          (2,003)
     Settlements assets                                                   10,148          3,846        (16,059)         (16,756)
     Accounts payable                                                      2,972         (7,453)        (7,355)         (16,582)
     Interest accrued                                                       (332)        (3,714)          (507)           3,487
     Taxes accrued                                                         2,568         22,453          5,945           26,020
     Settlements obligations                                              (7,040)        24,248         23,661           16,280
     Other assets and liabilities                                         (9,338)        (1,041)       (11,598)         (13,749)
                                                                       -----------    -----------    -------------    -----------
     Total Adjustments                                                    22,848         60,609         79,926           57,219
                                                                       -----------    -----------    -------------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 39,801         82,416        106,446           97,735
                                                                       -----------    -----------    -------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of businesses, net of cash acquired                             -              -              -          (13,849)
   Investment in non-utility business                                          -           (271)             -           (2,521)
   Loan to Cross-Sound Cable Project                                        (525)             -        (23,465)               -
   Deferred payments in prior acquisitions                                     -         (1,249)        (2,757)          (4,967)
   Plant expenditures, including nuclear fuel                            (12,604)       (16,386)       (42,771)         (40,487)
   Investment in debt securities, net                                          -              -         25,000            5,043
                                                                       -----------    -----------    -------------    -----------
NET CASH USED IN INVESTING ACTIVITIES                                    (13,129)       (17,906)       (43,993)         (56,781)
                                                                       -----------    -----------    -------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuances of common stock                                                  545            290          1,222            5,898
  Notes payable                                                           15,415        (19,096)        (8,063)         (29,876)
  Capital lease obligations                                                 (119)          (111)          (351)            (396)
  Payment of common stock dividend                                       (10,286)       (10,265)       (30,843)         (30,646)
                                                                       -----------    -----------    -------------    -----------
NET CASH USED IN FINANCING ACTIVITIES                                      5,555        (29,182)       (38,035)         (55,020)
                                                                       -----------    -----------    -------------    -----------

CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD                                                 32,227         35,328         24,418          (14,066)
BALANCE AT BEGINNING OF PERIOD                                            59,189         36,702         66,998           86,096
                                                                       -----------    -----------    -------------    -----------
BALANCE AT END OF PERIOD                                                  91,416         72,030         91,416           72,030
LESS: RESTRICTED CASH                                                     47,874         56,414         47,874           56,414
                                                                       -----------    -----------    -------------    -----------
BALANCE: UNRESTRICTED CASH AND TEMPORARY CASH INVESTMENTS              $  43,542       $ 15,616      $  43,542        $  15,616
                                                                       ===========    ===========    =============    ===========

CASH PAID DURING THE PERIOD FOR:
   Interest (net of amount capitalized)                                $   7,638     $   11,881      $  21,033        $  23,847
                                                                       ===========    ===========    =============    ===========
   Income taxes                                                                -              -      $   3,000       $   12,800
                                                                       ===========    ===========    =============    ===========

      The accompanying Notes to the Consolidated Financial Statements are an integral part of the financial statements.

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

The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain information and footnote disclosures that are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. UIL Holdings believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments that, in the opinion of UIL Holdings, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. All such adjustments are of a normal and recurring nature. The results for the nine months ended September 30, 2003 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2003.

Certain amounts previously reported have been reclassified to conform to the current presentation.

STOCK-BASED COMPENSATION

Effective January 1, 2003, UIL Holdings adopted the fair value recognition provisions of Statement of Financial Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No. 123, "Accounting for Stock-Based Compensation." Under this statement, UIL Holdings will record compensation expense prospectively for stock options granted after January 1, 2003. There were no new stock options granted during the third quarter of 2003. There were 302,000 stock options granted during the first nine months of 2003 at an exercise price of $36.125, and, as a result, compensation expense was recorded in the determination of net income for the three and nine months ended September 30, 2003. No compensation expense was recorded prior to 2003, as UIL Holdings accounted for employee stock-based compensation in accordance with Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees," as permitted by SFAS No. 123. The following table illustrates the effect on net income and earnings per share as if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

                            UIL HOLDINGS CORPORATION

STOCK-BASED COMPENSATION

                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                         SEPTEMBER 30,                   SEPTEMBER 30,
                                                      2003            2002           2003            2002
                                                 ---------------------------------------------------------------
                                                            (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net Income, as reported                             $16,953         $21,807        $26,520          $40,516
Add: Stock-based compensation
 expense included in reported
 net income, net of related tax effects                 145               -            242                -
Deduct: Total stock-based compensation
 determined under fair value based
 method for all stock grants, net of
 related tax effect                                    (336)           (180)          (812)            (542)
                                                      -----           -----          -----            -----

Pro forma net income                                $16,762         $21,627        $25,950          $39,974
                                                    -------         -------        -------          -------

Earnings per share:
 Basic - as reported                                  $1.19           $1.53          $1.86            $2.85
                                                      -----           -----          -----            -----

 Basic - proforma                                     $1.17           $1.52          $1.82            $2.81
                                                      -----           ------         ------           -----

 Diluted - as reported                                $1.19           $1.53          $1.86            $2.83
                                                      -----           -----          -----            -----

 Diluted - proforma                                   $1.17           $1.52          $1.82            $2.79
                                                      ------          -----          -----            -----

The board of directors of UIL Holdings (the Board) granted 13,200 shares of restricted stock to directors on March 25, 2003. Such shares were subject to approval, and were pursuant to the Board's proposed amendment of the 1999 Stock Option Plan (details of this amendment are discussed in Note B). The average market price on the date of grant was $34.11. The shares were approved by shareowners at the UIL Holdings Annual Meeting on May 14, 2003.

COMPREHENSIVE INCOME

Comprehensive income for the three months ended September 30, 2003 and 2002 was equal to net income as reported. Additionally, comprehensive income for the nine months ended September 30, 2003 was equal to net income. Comprehensive income for the nine months ended September 30, 2002 included an unrealized pre-tax loss of $862,500, ($518,578 after-tax) on a convertible note held by APS.

NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) has issued interpretation No.46 (FIN 46), "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin (ARB) 51 which is effective immediately for variable interest entities as defined in ARB 51, or interests therein, established after January 31, 2003. Additionally, variable interest entities or interests therein established prior to February 1, 2003 will be subject to the provisions of FIN 46 at a future point in time to be determined by the FASB upon issuance of final guidance. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities or VIEs) and how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary). UIL Holdings does not have any VIEs, and therefore the adoption of this standard has not, and is not expected to, have any impact on UIL Holdings' consolidated financial position, results of operations or liquidity.

                            UIL HOLDINGS CORPORATION

UIL Holdings adopted the provisions of SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" which are effective as of July 2003. This accounting standard requires accounting for minority interests in limited-life subsidiaries to be reclassified to liabilities and measured at settlement value. Many of the characteristics include financial instruments in the form of shares that are mandatorily redeemable, share repurchase agreements and required share issuances. UIL Holdings does not expect the adoption of this standard to have any impact on its consolidated financial position, results of operations or liquidity, as no such instruments are currently held by UIL Holdings or its subsidiaries.

(B)  CAPITALIZATION

COMMON STOCK

UIL Holdings had 14,465,480 shares of its common stock, without par value, outstanding at September 30, 2003, of which 167,643 shares were unallocated shares held by UI's 401(k)/Employee Stock Ownership Plan (KSOP) and not recognized as outstanding for accounting purposes.

UI has an arrangement under which it loaned $11.5 million to the KSOP. The trustee for the KSOP used the funds to purchase 328,300 shares of UI common stock in open market transactions. On July 20, 2000, effective with the formation of a holding company structure, unallocated shares held by the KSOP were converted into shares of UIL Holdings' common stock. The shares will be allocated to employees' KSOP accounts, as the loan is repaid, to cover a portion of the required KSOP contributions. The loan will be repaid by the KSOP over a twelve-year period ending October 1, 2009, using employer contributions and UIL Holdings' dividends paid on the unallocated shares of the stock held by the KSOP. As of September 30, 2003, 167,643 shares, with a fair market value of $5.9 million, had been purchased by the KSOP and had not been committed to be released or allocated to KSOP participants.

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

RETAINED EARNINGS RESTRICTION

The indenture under which UI has issued $100 million principal amount of Notes places limitations on UI relative to the payment of cash dividends on its common stock, which is wholly-owned by UIL Holdings, and the purchase or redemption of said common stock. Retained earnings in the amount of $72 million were free from such limitations at September 30, 2003.

                            UIL HOLDINGS CORPORATION

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

On September 4, 2003, $64.5 million principal amount of Pollution Control Refunding Revenue Bonds, 2003 Series, due October 1, 2033 (the 2003 Bonds), were issued by the Business Finance Authority of the State of New Hampshire (BFA). The 2003 Bonds were issued to refinance $64.5 million principal amount of 5 7/8%, Pollution Control Refunding Revenue Bonds, 1993 Series, due October 1, 2033, which were redeemed on October 6, 2003. The 2003 Bonds were issued in an "Auction Rate Mode," and will be repriced through an auction held every 35 days. The interest rate on the 2003 Bonds during the initial period and as a result of the first auction was 0.85% and 0.90%, respectively. UI is obligated, under its borrowing agreement with the BFA, to pay interest on the 2003 Bonds.

(C)  RATE-RELATED REGULATORY PROCEEDINGS

RATE CASE

On September 26, 2002, the Connecticut Department of Public Utility Control
(DPUC) issued a final decision in UI's retail customer ratemaking (Rate Case) proceeding. The decision provided for a $30.9 million reduction in UI's annual revenue requirements, including (1) a $20.3 million reduction to UI's customer rates, (2) $2 million to be applied annually for additional funding of conservation programs, (3) $8.3 million to be applied annually to reduce stranded costs, and (4) $0.3 million to be applied to a combination of uncollectibles, taxes and rate base changes. In accordance with the decision, and after converting from a revenue requirements basis to stranded cost treatment, UI recorded accelerated amortization of stranded costs of $5.6 million before-tax ($4.7 million after-tax) in the fourth quarter of 2002, and reduced customer rates by 3% overall and is continuing accelerated amortization at $1.4 million before-tax ($1.2 million after-tax) per quarter commencing January 1, 2003. The rate reductions, approved by the DPUC, were applied with no significant rate design changes, although the generation services charge (GSC) component of customers' rates was increased and the competitive transition assessment (CTA) component was decreased in a dollar amount equal to the GSC increase. The final Rate Case decision established rates on the basis of an authorized return on equity of 10.45% for non-transmission rate base. Earnings above the authorized return are to be shared 50% to customers and 50% to net income, with the customers' share divided equally between bill reductions and accelerated amortization of stranded costs. The Rate Case decision recognizes that the revenue requirements determination for transmission, including the applicable return on equity, is within the jurisdiction of the Federal Energy Regulatory Commission (FERC). UI's authorized return on equity for transmission is 10.75%.

On January 8, 2003, in a reopened proceeding requested by UI, the DPUC issued a decision making a technical change to the Rate Case decision, approving UI's proposed revenue transfer of $3.9 million annually from the CTA to the delivery component of rates beginning with the September 26, 2002 effective date and continuing until the decision in UI's next rate case proceeding.

On March 26, 2003, the DPUC issued a decision granting UI's request to reopen its September 2002 Rate Case decision, to examine increased pension and postretirement benefits expenses of UI for 2003. The March 26, 2003 decision states that "1) there are various changed conditions that have affected the pension related expenses of UI, 2) the underlying causes of such changed conditions were largely beyond UI's control, and 3) the impact on UI of the changed conditions is of a magnitude that could affect UI's financial integrity."

                            UIL HOLDINGS CORPORATION

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

The DPUC's June 25, 2003 decision also noted "that the Company may request regulatory treatment for this specific expense in the future by filing a motion to reopen." On July 29, 2003 UI filed a motion to reopen the docket to request recovery of the increased pension and postretirement benefits expense on a going-forward basis, based upon UI's earnings for the first six months of 2003 and for the nine months since the Rate Case decision. On September 10, 2003, the DPUC reopened the docket, and a technical meeting on this matter was held on November 6, 2003. Hearings are scheduled for early December and settlement discussions are ongoing.

SALE OF NUCLEAR GENERATION

The sale of UI's investment in Seabrook Station and the termination of the sale/leaseback of a portion of its interest in Seabrook Unit 1 were consummated on November 1, 2002. In compliance with Connecticut restructuring legislation, the net-of-tax gain on these transactions, after adjusting for transaction costs and sale-related costs, was used to reduce UI's stranded costs. In UI's compliance filing with the DPUC on April 30, 2003, UI reported a net-of-tax gain of approximately $5.0 million. This calculation was reviewed by the DPUC with a final decision currently scheduled for December 2003.

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

Although the IRS has not officially responded to UI's PLR request, these proposed regulations provide authoritative guidance with respect to the IRS' position as to the treatment of these tax benefits. The IRS allowed for the submission of written comments during a public comment period ended June 2, 2003, as well as at a public hearing

                            UIL HOLDINGS CORPORATION
that was held at the IRS National Office on June 25, 2003. In the event the final regulations remain in their current form, there would be no resulting material impact on UI's earnings or cash flow.

BRIDGEPORT RESCO GENERATING FACILITY

Effective January 1, 2003, UI began selling its energy entitlement from its long-term purchase power contract with the Bridgeport RESCO generating facility into the New England wholesale market at market prices. To the extent that UI receives revenue from these sales that exceed the amount it pays to Bridgeport RESCO for this energy on a cumulative basis, the difference is used to adjust the above market portion of purchase power expense recovered through UI's CTA. This methodology has been approved by the DPUC, with all relevant data and calculations subject to review in the next CTA reconciliation docket. To the extent that expenses paid for this energy exceed revenues on a cumulative basis, UI would advise the DPUC and propose an alternative recovery mechanism.

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

EXCESS GSC

Public Act 03-135 requires the DPUC to allocate the proceeds of the electric distribution company's retail adder (excess GSC revenues over GSC costs) to the utility's cost of procuring power, then to mitigate the increase in cost relative to the existing standard offer that would be recovered from the customer and then to stranded cost recovery. As a result, the DPUC ordered UI to cease any further application of the retail adder toward accelerated stranded cost reduction, pending DPUC determination of the use of the funds in future proceedings. As of September 30, 2003, UI has deferred $5.8 million of excess GSC.

                      FEDERAL ENERGY REGULATORY COMMISSION

UI has constructed transmission facilities to connect the 330-megawatt transmission cable, connecting Connecticut and Long Island under Long Island Sound, owned by Cross Sound Cable Company, LLC (Cross-Sound) to the New England Power Pool (NEPOOL) transmission grid. Cross-Sound has paid UI $2 million for the construction costs. The FERC has clarified its recent order directing UI to reclassify a portion of this construction as transmission network upgrades noting UI will not be required to reimburse Cross-Sound for any of the construction monies received. The annual facilities charge will continue to be reviewed by the FERC.

               REGIONAL TRANSMISSION ORGANIZATION FOR NEW ENGLAND

On October 31, 2003, ISO New England Inc. (ISO-NE) filed a joint proposal with the New England Transmission Owners at the FERC for the creation of a Regional Transmission Organization (RTO). ISO-NE expects that the creation of an RTO for New England will strengthen the independent oversight of the region's bulk power system and wholesale electricity marketplace. UI is a signatory to the filing and, if approved by the FERC, would have the opportunity to join the New England RTO and become eligible for the FERC's return on equity joining incentive (50 basis points). If approved, the RTO could become operational in 2004.

                            UIL HOLDINGS CORPORATION

(D)  SHORT-TERM CREDIT ARRANGEMENTS

UIL Holdings has a money market loan arrangement with JPMorgan Chase Bank. This is an uncommitted short-term borrowing arrangement under which JPMorgan Chase Bank may make loans to UIL Holdings for fixed maturities from one day up to six months. JPMorgan Securities, Inc. acts as an agent and sells the loans to investors. The fixed interest rates on the loans are determined based on conditions in the financial markets at the time of each loan. As of September 30, 2003, UIL Holdings had $21 million outstanding under this arrangement.

UIL Holdings has a revolving credit agreement with a group of banks that was amended on July 31, 2003 and extended to July 29, 2004. The borrowing limit of this facility is $100 million. The facility permits UIL Holdings to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits UIL Holdings to borrow money for fixed periods of time specified by UIL Holdings at fixed interest rates determined by the Eurodollar interbank market in London (LIBOR). If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of UIL Holdings and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to UIL Holdings under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of September 30, 2003, UIL Holdings had $15 million in short-term borrowings outstanding under this facility.

Xcelecom has a revolving credit agreement with two banks that expires on June 30, 2004. This agreement provides for a $35 million revolving loan facility, available to meet working capital needs and up to $5 million in capital equipment needs, and to support standby letters of credit issued by Xcelecom in the normal course of its business. Capital equipment loans under this facility can be converted to amortizing term loans with a maturity of up to four years. This agreement also provides for the payment of interest at a rate, at the option of Xcelecom, based on the agent bank's prime interest rate or LIBOR. As of September 30, 2003, there was a $3.9 million revolving working capital balance outstanding. In addition, Xcelecom had $1.5 million of capital equipment funding that had been converted to term notes outstanding and standby letters of credit of $7.6 million outstanding at September 30, 2003. For the quarter ended September 30, 2003, Xcelecom did not comply with the leverage ratio covenant under this agreement and received a waiver of non-compliance from the banks. All borrowings outstanding under this agreement are secured solely by assets of Xcelecom and its subsidiaries.

APS had a revolving credit agreement with a bank that expired on April 11, 2003. This agreement provided for a $10 million working capital facility for APS and its subsidiaries, available for working capital needs, acquisitions of fixed assets in an aggregate amount not to exceed $4 million, and to make additional equity investments in acquired subsidiaries in an aggregate amount not to exceed $1 million. On April 11, 2003 APS repaid all borrowings outstanding under this agreement. The funds for such repayment were provided by UIL Holdings. APS expects to meet its short-term capital requirements from funds from operations. All short-term capital requirements that exceed available cash will be provided by UIL Holdings, under a short-term loan arrangement, until APS replaces the revolving credit agreement that expired. At September 30, 2003, the outstanding balance under this arrangement was $3.5 million.

                            UIL HOLDINGS CORPORATION

(E) INCOME TAXES

                                                          Three Months Ended                     Nine Months Ended
                                                             September 30,                         September 30,
                                                        2003               2002               2003               2002
                                                        ----               ----               ----               ----
                                                            (In Thousands)                         (In Thousands)
Income tax expense consists of:
Income tax provisions (benefit):
  Current

         Federal                                   $     12,429        $    16,957        $   24,058          $  31,112
         State                                            3,947              3,975             8,295              7,290
                                                   ---------------     --------------     --------------     --------------
           Total current                                 16,376             20,932            32,353             38,402
                                                   ---------------     --------------     --------------     --------------
  Deferred
         Federal                                         (1,324)            (2,704)           (4,400)            (2,990)
         State                                             (872)              (814)           (2,880)            (1,592)
                                                   ---------------     --------------     --------------     --------------
           Total deferred                                (2,196)            (3,518)           (7,280)            (4,582)
                                                   ---------------     --------------     --------------     --------------

  Investment tax credits                                   (147)              (174)             (442)              (388)
                                                   ---------------     --------------     --------------     --------------

    Total income tax expense                       $     14,033        $    17,240        $   24,631         $   33,432
                                                   ===============     ==============     ==============     ==============

Income tax components charged as follows:
  Operating tax expense                            $     15,218        $    18,233        $   25,924          $  35,411
  Nonoperating tax benefit                               (1,185)              (993)           (1,293)            (1,979)
                                                   ---------------     --------------     --------------     --------------

    Total income tax expense                       $     14,033        $    17,240        $   24,631          $  33,432
                                                   ===============     ==============     ==============     ==============


As a result of the sale of UI's interests in Seabrook Station and the termination of the associated Seabrook Lease Obligation on November 1, 2002, UIL Holdings incurred a net operating loss for federal income tax purposes for the year 2002 of approximately $78 million that was carried forward and is being utilized in 2003. This has resulted in the realization of cash tax benefits for the three and nine months ended September 30, 2003 of $15.4 million and $34.8 million, respectively.

Legislation enacted in Connecticut on February 28, 2003 imposes a 20% surcharge on the corporation business tax for the year 2003 only. This surcharge, which was made retroactive to January 1, 2003, effectively increases the statutory rate of Connecticut corporation business tax from 7.5% to 9.0% for the year 2003. Due to this change, the combined effective statutory federal and state income tax rate for UIL Holdings' Connecticut-based entities will increase slightly from 39.875% to 40.85% for the year 2003.

In addition, legislation was also enacted in Connecticut on August 16, 2003 which imposes a 25% surcharge on the corporation business tax for the year 2004, which will increase the statutory rate from 7.5% to 9.375% for the year 2004 only.

The effective income tax rates for the three and nine months ended September 30, 2003 were 45.3% and 48.2%, respectively, as compared to 44.2% and 45.2% for the three and nine months ended September 30, 2002, respectively. The increases in the 2003 rates are due primarily to: (1) the imposition of a 20% surcharge on the Connecticut corporation business tax for the year 2003, (2) an increase in the amortization of regulatory assets, and (3) differences in the amounts of book depreciation in excess of non-normalized tax depreciation.

                            UIL HOLDINGS CORPORATION

(F)  SUPPLEMENTARY INFORMATION

                                                             Three Months Ended                Nine Months Ended
                                                               September 30,                     September 30,
                                                          2003              2002             2003             2002
                                                          ----              ----             ----             ----
                                                                (In Thousands)                   (In Thousands)
OPERATING REVENUES
------------------
Utility
   Retail                                              $ 180,295        $  192,252        $ 473,376         $488,239
   Wholesale                                               6,053            18,254           19,024           49,372
   Other                                                   8,600             9,149           23,923           22,540
Non-utility businesses
   American Payment Systems                               22,405            22,691           83,326           68,042
   Xcelecom                                               74,750            78,732          218,224          235,500
   Other                                                       5                 5               16               14
                                                       ------------     --------------    ------------     ------------
      Total Operating Revenues                         $ 292,108        $  321,083        $ 817,889        $ 863,707
                                                       ============     ==============    ============     ============

SALES BY CLASS(MEGAWATT-HOURS)
-----------------------------
   Retail
    Residential                                          658,757           681,781        1,732,779        1,701,705
    Commercial                                           693,967           691,040        1,906,079        1,863,242
    Industrial                                           254,426           284,510          718,761          777,855
    Other                                                 10,176            10,238           32,649           32,818
                                                       ------------     --------------    ------------     ------------
                                                       1,617,326         1,667,569        4,390,268        4,375,620
   Wholesale                                             124,001           570,263          355,928        1,541,119
                                                       ------------     --------------    ------------     ------------
      Total Sales by Class                             1,741,327         2,237,832        4,746,196        5,916,739
                                                       ============     ==============    ============     ============

DEPRECIATION AND AMORTIZATION
-----------------------------
   Utility property, plant, and equipment              $   7,276        $    6,934        $  21,061        $  20,771
   Non-utility business property, plant and equipment      1,765             1,613            5,336            4,323
   Nuclear Decommissioning                                     -               672                -            2,017
                                                       ------------     --------------    ------------     ------------
      Total Depreciation                                   9,041             9,219           26,397           27,111
                                                       ------------     --------------    ------------     ------------
   Amortization of intangibles                                26               413            1,340            1,359
   Amortization of nuclear plant regulatory assets         5,867            13,488           22,391           19,727
   Amortization of purchase power contracts                6,058             6,052           17,976           17,961
   Amortization of other regulatory assets                 1,426             1,148            4,255            3,222
   Amortization of cancelled plant                           263               293              849              879
                                                       ------------     --------------    ------------     ------------
      Total Amortization                                  13,640            21,394           46,811           43,148
                                                       ------------     --------------    ------------     ------------
      Total Depreciation and Amortization              $  22,681        $   30,613        $  73,208        $  70,259
                                                       ============     ==============    ============     ============

TAXES - OTHER THAN INCOME TAXES
-------------------------------
   Operating:
    Connecticut gross earnings                         $   7,791        $    8,516        $  20,307        $  21,470
    Local real estate, personal property and sales tax     2,358             3,085            7,645            9,672
    Payroll taxes                                            995             1,429            5,018            5,314
                                                       ------------     --------------    ------------     ------------
      Total Taxes - Other than Income Taxes            $  11,144        $   13,030        $  32,970        $  36,456
                                                       ============     ==============    ============     ============

OTHER INCOME (EXPENSE), NET
---------------------------
   Interest income                                     $     363        $     (207)       $   1,003        $     521
   Allowance for funds used during construction              676               543            1,975            1,611
   Equity earnings (loss) from Connecticut Yankee             77               539              233              724
   Non-utility business passive income (expense)             875             2,192           (1,903)          (3,481)
   Miscellaneous other income and (expense) - net            107              (542)           1,366             (805)
                                                       ------------     --------------    ------------     ------------
      Total Other Income (expense), net                $   2,098        $    2,525        $   2,674        $  (1,430)
                                                       ============     ==============    ============     ============

OTHER INTEREST, NET
-------------------
   Notes Payable                                       $     151        $      123        $     421        $     332
   Other                                                     799               576            1,152            1,349
                                                       ------------     --------------    ------------     ------------
      Total Other Interest, net                        $     950        $      699        $   1,573        $   1,681
                                                       ============     ==============    ============     ============

                            UIL HOLDINGS CORPORATION

(J)  COMMITMENTS AND CONTINGENCIES

OTHER COMMITMENTS AND CONTINGENCIES

                     CONNECTICUT YANKEE ATOMIC POWER COMPANY

On December 4, 1996, the Board of Directors of the Connecticut Yankee Atomic Power Company (Connecticut Yankee) voted unanimously to retire the Connecticut Yankee nuclear plant (the Connecticut Yankee Unit) from commercial operation. UI has a 9.5% stock ownership share in Connecticut Yankee. The power purchase contract under which UI had purchased its 9.5% entitlement to the Connecticut Yankee Unit's power output permits Connecticut Yankee to recover 9.5% of all of its costs from UI. A decision by the FERC that became effective on August 1, 2000 allows Connecticut Yankee to collect through the power contracts with the unit's owners the FERC approved decommissioning costs, other costs associated with the permanent shutdown of the Connecticut Yankee Unit, the unrecovered investment in the Connecticut Yankee Unit, and a return on equity of 6%.

In 2002, as part of an ongoing review process, management of Connecticut Yankee prepared revised estimates of the cost of decommissioning the Connecticut Yankee Unit. The estimated costs of decommissioning the Connecticut Yankee Unit have increased by approximately $150 million over prior estimates. The new estimates are attributable mainly to increases in the projected costs of spent fuel storage, security, and liability and property insurance. UI's 9.5% ownership share of the increased costs would be approximately $14.3 million.

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

On June 13, 2003, Connecticut Yankee terminated its fixed-price decommissioning contract with Bechtel Power Corporation (Bechtel), subject to Bechtel's right to cure various defaults in its obligations. Bechtel then filed a lawsuit in Connecticut Superior Court against Connecticut Yankee alleging breach of contract and other claims seeking compensatory and punitive damages. On August 22, 2003, Connecticut Yankee filed its response to the lawsuit denying Bechtel's claims and asserting counterclaims against Bechtel. In addition, Connecticut Yankee is pursuing its rights under a $36 million performance bond. The termination became effective on July 14, 2003, after Bechtel failed to cure its defaults. Connecticut Yankee will perform the remaining decommissioning work. Bechtel's defaults and the resulting termination may delay decommissioning of the Connecticut Yankee Unit. Absent recovery from Bechtel and recovery under the performance bond, Connecticut Yankee's decommissioning costs may increase.

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

                            UIL HOLDINGS CORPORATION

                                  HYDRO-QUEBEC

UI is a participant in the Hydro-Quebec transmission intertie facility linking New England and Quebec, Canada. UI has a 5.45% participating share in Phase I and Phase II of this facility, which in aggregate have a maximum 2000 megawatt equivalent generation capacity value. UI is obligated to furnish a guarantee for its participating share of the debt financing for the Phase II facility. As of September 30, 2003, UI's guarantee liability for this debt was approximately $4 million. The underlying outstanding debt, upon which the guarantee is based, is being paid over time with the final payment scheduled in 2015.

                             ENVIRONMENTAL CONCERNS

In complying with existing environmental statutes and regulations and further developments in areas of environmental concern, including legislation and studies in the fields of water quality, hazardous waste handling and disposal, toxic substances, and electric and magnetic fields, UIL Holdings and its wholly-owned direct and indirect subsidiaries may incur substantial capital expenditures for equipment modifications and additions, monitoring equipment and recording devices, and may incur additional operating expenses. The total amount of these expenditures is not now determinable. Environmental damage claims may also arise from the operations of UIL Holdings' subsidiaries. Significant environmental issues known to UIL Holdings at this time are described below.

             SITE DECONTAMINATION, DEMOLITION AND REMEDIATION COSTS

As a result of a 1992 DPUC retail rate decision, since January 1, 1993, UI had been recovering through retail rates $1.1 million per year of environmental remediation costs for the demolition and decontamination of its Steel Point Station property in Bridgeport. As a result of the Rate Case decision dated September 26, 2002, UI will recover the remaining $3 million of these costs ratably during the 2002 through 2004 time period. This reflects the remaining cost of cleaning up the property, assuming a zero sales value. Final costs will be offset by any sale price realized, and will be subject to regulatory adjustment upon disposition of the property. UI is also replacing portions of the bulkhead at the Steel Point Station property. The work is expected to cost approximately $6.4 million and is currently expected to be completed in 2004. UI is entitled to reimbursement of these costs from the City of Bridgeport pursuant to UI's contract with the City.

Subsequent to the demolition of Steel Point Station, the adjacent East Main Street Substation was removed at the request of the City of Bridgeport. UI will undertake an environmental subsurface investigation of the former substation site, but potential environmental remediation costs, if any, cannot be estimated at this time. Concurrent with the removal of the East Main Street Substation in 2000, the Congress Street Substation was expanded to replace it. As of September 30, 2003, $10.6 million of the total cost is reimbursable from the City of Bridgeport. UI has initiated arbitration proceedings to collect these funds from the City of Bridgeport.

UI has completed the replacement of the bulkhead surrounding a site, bordering the Mill River in New Haven, that contains transmission facilities and deactivated generation facilities, at a cost of $13.5 million. Of this amount, $4.2 million represents the portion of the costs to protect UI's transmission facilities and has been capitalized as plant in service; the remaining estimated cost of $9.3 million has been expensed. UI has conveyed to an unaffiliated entity, Quinnipiac Energy LLC (QE), this entire site, reserving to UI permanent easements for the operation of its transmission facilities on the site. UI has also funded 61% (approximately $1.2 million) of the estimated environmental remediation costs that will be incurred by QE to bring the site into compliance with applicable minimum Connecticut environmental standards.

On April 16, 1999, UI closed on the sale of its Bridgeport Harbor Station and New Haven Harbor Station generating plants in compliance with Connecticut's electric utility industry restructuring legislation. Environmental assessments performed in connection with the marketing of these plants indicate that substantial remediation expenditures will be required in order to bring the plant sites into compliance with applicable minimum Connecticut

                            UIL HOLDINGS CORPORATION
environmental standards. The purchaser of the plants has agreed to undertake and pay for the remediation of the purchased properties. With respect to the portion of the New Haven Harbor Station site that UI has retained, UI has performed an additional environmental analysis and estimates that approximately $3.2 million in remediation expenses will be incurred. The required remediation is virtually all on transmission-related property; and UI accrued these estimated expenses during the third quarter of 2002.

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

                         CROSS-SOUND CABLE COMPANY, LLC

As of September 30, 2003, UCI's 25% share of the actual project cost for the Cross-Sound Cable Company, LLC (Cross-Sound) cable was $33 million. UCI's 25% share of the estimated total final cost of the project is $34.3 million. UCI has provided an equity infusion of $10 million to Cross-Sound and UIL Holdings loaned $23.5 million to Cross-Sound. In addition, a guarantee of $3.8 million, in support of Hydro-Quebec's guarantees to third parties in connection with the construction of the project has been provided. It is expected that any obligations of Cross-Sound that are supported by the guarantee would be funded by capital contributions from the owners, who are affiliates of the guarantors, in amounts in proportion to their respective ownership shares of Cross-Sound. No liability was recorded related to the guarantee, as the likelihood of UIL Holdings having to perform under the guarantee is remote. Absent other developments, UCI anticipates that the cable will achieve commercial operation in 2005. Although commercial operation has not yet been achieved, the cable has been operating under a Department of Energy Emergency Order since the August 14, 2003 blackout and is expected to remain operational under this order until such time as the Emergency identified in the Order ceases to exist. Upon commercial operation, the loan from UIL Holdings is expected to be refinanced with external project financing. UCI will be responsible for 25% of any additional cost of project completion over the estimated amount.

                            UIL HOLDINGS CORPORATION

                         AMERICAN PAYMENT SYSTEMS, INC.

The majority of APS's business consists of transmitting data and money for bill payments to domestic utilities and telecommunication companies, as agent of these companies. The customer payments are processed through a retail network managed by APS. APS's bill payment and stored value businesses are subject to state and federal money transmitter laws, which require APS to be licensed in the states in which it conducts business and to be federally registered as a money services business. The state and federal governments may impose penalties for conducting such activities without a license. APS has applied for or obtained licenses for its businesses in all states in which it is offering these services and has been advised that it is required to do so.

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

                            UIL HOLDINGS CORPORATION

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

                             SEPTEMBER 30, 2003      DECEMBER 31, 2002
                             ------------------      -----------------
Total Assets                                (In Thousands)
------------
    UI                           $1,429,713               $1,403,283
    Xcelecom                        182,099                  195,721
    APS (Note)                      147,486                  123,037
    Other                            50,382                   58,770
                             -----------------------------------------
       Total UIL Holdings        $1,809,680               $1,780,811
                             =========================================

Note: Includes settlement assets and restricted cash of $106,652 and $85,221 as of September 30, 2003 and December 31, 2002, respectively.


                                          THREE MONTHS      THREE MONTHS         NINE MONTHS         NINE MONTHS
                                              ENDED             ENDED               ENDED               ENDED
                                         SEPT. 30, 2003     SEPT. 30, 2002      SEPT. 30, 2003      SEPT. 30, 2002
                                         --------------     --------------      --------------      --------------
Revenues from External Customers                   (In Thousands)                         (In Thousands)
--------------------------------
    UI                                        $194,948           $219,655          $516,323              $560,151
    Xcelecom                                    74,750             78,732           218,224               235,500
    APS                                         22,404             22,691            83,326                68,042
    Other                                            6                  5                16                    14
                                         ------------------ ----------------- ------------------- --------------------
       Total UIL Holdings                     $292,108           $321,083          $817,889              $863,707
                                         ================== ================= =================== ====================

Income (Loss) before Income Taxes
---------------------------------
    UI                                         $32,412            $37,903           $64,118               $85,604
    Xcelecom                                      (170)             1,783            (2,278)                  800
    APS                                            574               (253)             (958)                 (796)
    Other                                       (1,830)              (386)           (9,731)              (11,660)
                                         ------------------ ----------------- ------------------- --------------------
       Total UIL Holdings                      $30,986            $39,047           $51,151               $73,948
                                         ================== ================= =================== ====================


                            UIL HOLDINGS CORPORATION

(N)  GOODWILL AND OTHER INTANGIBLE ASSETS

As of September 30, 2003 and December 31, 2002, UIL Holdings maintained $78 million and $76.1 million, respectively, of goodwill related to its non-utility businesses that, in accordance with SFAS 142, is no longer being amortized, and $8.8 million and $7.8 million, at September 30, 2003 and December 31, 2002, respectively, of identifiable intangible assets that continue to be amortized.

A summary of UIL Holdings' goodwill as of September 30, 2003 is as follows:

                                                       American
(Thousands of Dollars)                Xcelecom      Payment Systems      Total
                                     -------------------------------------------

Balance, December 31, 2002            $66,957           $9,136           $76,093

Goodwill additions during the nine
months ended September 30, 2003         1,669              251             1,920
                                     -------------------------------------------
Balance, September 30, 2003           $68,626           $9,387           $78,013
                                     ===========================================

There were no impairments to the goodwill balances recognized during the nine months ended September 30, 2003.

As of September 30, 2003 and December 31, 2002, UIL Holdings' intangible assets and related accumulated amortization consisted of the following:

                                                               As of September 30, 2003
                                             -------------------------------------------------------------
(Thousands of Dollars)                          Gross       Accumulated Amortization       Net Balance
                                             -------------------------------------------------------------
Intangible assets subject to amortization:
Agent listing                                  $5,603                   $1,627                $3,976
Non-compete agreements                          2,465                    1,936                   529
Backlog                                           256                      256                     -
Employee sales force                              150                      138                    12
Trade name                                        100                       92                     8
Finder fee                                        200                      117                    83
                                             -------------------------------------------------------------
Total                                          $8,774                   $4,166                $4,608
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

                            UIL HOLDINGS CORPORATION

UIL Holdings recorded amortization expense of $0.5 million and $1.2 million, respectively, for the three and nine months ended September 30, 2003, and $0.6 million and $1.4 million, respectively, for the three and nine months ended September 30, 2002, related to these intangible assets. Assuming there are no acquisitions or dispositions that occur in the future, the estimated amortization expense for the years 2003 through 2007 is as follows:

  2003           2004          2005          2006          2007
  ----           ----          ----          ----          ----
                           (In Thousands)
 $1,461         $1,350        $1,010        $1,010         $714

(O)  SUBSEQUENT EVENTS

TRANSITIONAL STANDARD OFFER

UI entered into an agreement on October 22, 2003 with PSEG Energy & Resources Trade LLC (PSEG) for the supply of all of UI's transitional standard offer generation service needs for the entire transitional standard offer period in Connecticut, from January 1, 2004 through December 31, 2006. The contract with PSEG is a fixed price contract under which PSEG is responsible for the risks of delivery to UI associated with the implementation of New England's standard market design, including congestion costs and marginal line losses. The agreement excludes UI's generation service requirements for special contract customers through 2008, which are provided through an existing contract with Dominion. On October 23, 2003 the DPUC issued a decision approving the procurement process and the resulting prices and material terms of the agreement. The DPUC decision provides that the results of the procurement process will be considered in the formulation of UI's retail transitional standard offer "without change or alteration." The DPUC's retail Transitional Standard Offer proceeding is required by legislation to be completed by December 15, 2003 for implementation on January 1, 2004. UI anticipates that the retail prices will meet all legislative requirements.

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

                         THE UNITED ILLUMINATING COMPANY

UI is an electric transmission and distribution utility, whose rates and allowed return on equity are regulated by the Federal Energy Regulatory commission
(FERC) and the Connecticut Department of Public Utility Control (DPUC). The primary factors affecting the financial results of UI are sales volume, ability to control expenses and capital expenditures, and regulatory policies and decisions. The two primary factors that affect electric utility sales volume are economic conditions and weather. The weather can also have an impact on expenses dependent on the level of work required to deal with storms or other extreme conditions. The major expense components are (1) purchased power; (2) amortization of stranded costs; (3) wages and benefits; (4) depreciation; and
(5) interest.

On September 26, 2002, the DPUC issued a final decision in UI's retail customer ratemaking (Rate Case) proceeding. The decision provided for a $30.9 million reduction in UI's annual revenue requirements, including (1) a $20.3 million reduction to UI's customer rates, (2) $2 million to be applied annually for additional funding of conservation programs, (3) $8.3 million to be applied annually to reduce stranded costs, and (4) $0.3 million to be applied to a combination of uncollectibles, taxes and rate base changes. Customer rates were reduced by 3% overall. The final Rate Case decision established rates on the basis of an authorized return on equity of 10.45%, excluding UI's investment in transmission rate base. Earnings above the authorized return are to be shared 50% to customers and 50% to net income, with the customers' share divided equally between bill reductions and an accelerated amortization of stranded costs. The Rate Case decision recognizes that the revenue requirements determination for transmission, including the applicable return on equity, is within the jurisdiction of the FERC. UI's authorized return on equity for transmission is 10.75%.

Following a work stoppage by UI's unionized employees from May 16, 2002 to June 9, 2002, UI and the Union entered into a three-year contract that provides for average annual wage increases of 4.8%. In addition to wage and salary increases, the cost of health care and pension benefits have increased and are expected to continue to increase in the future.

On March 26, 2003, the DPUC issued a decision granting UI's request to reopen its September 2002 Rate Case decision, to examine increased pension and postretirement benefits expenses of UI for 2003. The March 26, 2003 decision stated that "1) there are various changed conditions that have affected the pension related expenses of UI, 2) the underlying causes of such changed conditions were largely beyond UI's control, and 3) the impact on UI of the changed conditions is of a magnitude that could affect UI's financial integrity."

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

The DPUC's June 25, 2003 decision also noted "that the Company may request regulatory treatment for this specific expense in the future by filing a motion to reopen." On July 29, 2003 UI filed a motion to reopen the docket to request recovery of the increased pension and postretirement benefits expense on a going-forward basis, based upon UI's earnings for the first six months of 2003 and for the nine months since the Rate Case decision. On September 10, 2003, the DPUC reopened the docket and a technical meeting on this matter was held on November 6, 2003. Hearings are scheduled for early December and settlement discussions are ongoing.

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

In June 2003, the Connecticut General Assembly enacted Public Act 03-135, subsequently amended in part by Public Act 03-221, to provide for electric distribution companies to provide "transitional standard offer service," beginning January 1, 2004 and continuing through December 31, 2006, to each customer who does not choose an alternate energy supplier. The 2003 legislation also makes other changes to restructuring on a going forward basis, including a provision for information on "federally mandated congestion costs" to be on customer bills. The legislation provides that the DPUC will establish the transitional standard offer rates in a contested proceeding by December 15, 2003, with the expected transitional standard offer price (which excludes federally mandated congestion costs) to be not greater than 1996 price levels, taking into account a subsequent ratemaking decision. The legislation also provides for the electric distribution companies to recover their costs of procuring and providing transitional standard offer service. Public Act 03-135 provides for a fee of $0.005 per kilowatt-hour to be collected by the electric distribution company as further compensation for the procurement of transitional standard offer supply. Renewable energy portfolio standards will be in effect as of January 1, 2004, pursuant to the legislation, for generation services provided to retail customers. UI has included the requirement to meet these standards for transitional standard offer customers in its power supply agreement, consistent with statutory requirements. The legislation is being implemented through several DPUC proceedings. In addition, the legislation requires that any new rate case filings include a four-year rate plan.

Public Act 03-6 of the June 30 special session and Public Act 03-1 of the September 8 special session provides for the period February 1, 2003 through July 31, 2005, for certain of the funds collected by electric distribution companies from retail customers pursuant to Public Act 98-28 for conservation and load management programs to be transferred to the general funds of the state. The legislation provides that the transfer of funds would not occur provided that the conservation and load management and renewable energy investment funds are securitized for two fiscal years beginning July 1, 2003, through the state's issuance of rate reduction bonds secured by customer revenue streams. This process would result in the state receiving the net proceeds from the rate reduction bonds. The legislation provides for the companies' costs with respect to the bonds to be collected through the competitive transition assessment on customers' bills. On September 15, 2003, UI requested a financing order from the DPUC, providing for the issuance of rate reduction bonds, adjustment of the conservation and renewable investment charges, and increase in the competitive transition assessment on customers' bills. The financing order was issued by the DPUC on October 28, 2003. The rate reduction bonds are expected to be issued early in the first quarter of 2004. Management believes that the securitization will not adversely impact the electric distribution companies and that there will be no material impact on UI's financial condition.

UI's agreement with Dominion for standard offer generation service replaced an earlier wholesale power agreement and other related agreements with Enron Power Marketing, Inc. (EPMI), originally intended to supply all of the power needed to meet UI's standard offer obligations until the end of the standard offer period (the Agreements). Following EPMI's bankruptcy filing on December 2, 2001, UI terminated the Agreements in accordance with their terms, effective January 1, 2002, in reliance upon provisions of the Bankruptcy Code that permit termination of such contracts. The Agreements permitted UI to calculate its gains and losses resulting from the termination, and globally to net these gains and losses against one another, and against any other amounts that UI owed to EPMI under the Agreements, to arrive at a single sum. EPMI, however, commenced on January 31, 2003 an adversary proceeding against UI and UIL Holdings in the EPMI bankruptcy. UIL Holdings was sued as the guarantor of UI's financial obligations under the Agreements. EPMI contends that UI was not entitled to offset, against any losses UI suffered from the termination of the Agreements, any amounts owing to EPMI for power delivered to UI after the date EPMI filed for bankruptcy. The amount of the allegedly improper setoff that EPMI seeks to recover in the adversary proceeding is approximately $8.2 million, plus interest and attorneys' fees. In the event that UI is determined to owe EPMI a portion or all of such amount for power delivered after EPMI filed for bankruptcy, UI will seek recovery of such amount through the regulatory process.

Under the Restructuring Act, UI is allowed to collect a competitive transition assessment (CTA) to recover costs that have been reasonably incurred, or will be incurred to meet its public service obligations, and that will likely not otherwise be recoverable in a competitive market. These costs include above-market long-term purchased power contract obligations, regulatory asset recovery and above-market investments in power plants (so-called stranded costs). A significant amount of UI's earnings are generated by the allowed return on the equity portion of the CTA rate base. The CTA rate base earns exactly that return, no more and no less, by adjustments made to amortization expense in each period. A significant portion of UI's cash flow from operations is also generated from those earnings and from the recovery of the CTA rate base. CTA rate base has declined from year to year for a number of reasons including: amortization of CTA rate base components, the sale of the nuclear units, and any adjustments made through the annual DPUC review process. The original rate base component of stranded costs, as of January 1, 2000, was $433 million. It has since declined to $413 million at year-end 2000, $373 million at year-end 2001, and $309 million at year-end 2002. Of the $64 million decrease from year-end 2001 to year-end 2002, approximately $43 million was due to the sale of UI's interests in Seabrook Station. The 2002 result is subject to DPUC review during 2003, pursuant to an annual review of UI's CTA revenues and expenses, and may be adjusted in accordance with that review. From 2003 on, CTA rate base will likely decline at an accelerating rate due to increasing levels of amortization. However, during July 2003, the DPUC issued an order requiring that the reduction of CTA rate base utilizing excess generation services charge
(GSC) revenues be discontinued until further determination. Subject to the ultimate use of these excess GSC revenues as ordered by the DPUC, UI's CTA earnings will decrease while, based on UI's current projections, cash flow will remain fairly constant until stranded costs are fully amortized between 2011 and 2015, depending upon the DPUC's decisions.

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

UCI's $1 million investment in Bill Matrix, a provider of a bill payment by phone service, was transferred to APS during the first quarter 2003. APS also has a joint marketing agreement with Bill Matrix.

APS acquired point of sale activation (POSA) technology from a vendor. In conjunction with this technology acquisition, APS entered into a Loan and Security Agreement with this vendor. Under this agreement, APS made three loans to the vendor and its affiliates totaling $3 million. In the fourth quarter 2002, APS declared the borrower in default of all loans and seized assets valued at $0.8 million, including the borrower's accounts receivable, inventory, assignment of contracted arrangements with the borrower's retailer network, and POSA terminals. APS has sold a portion of the seized assets to CCI. As part of the foreclosure, the remaining outstanding loan balance of $2.2 million was restructured. The Amended and Restated Loan Agreement matures on November 19, 2006. APS has established an appropriate reserve against the remaining loan balance with regard to the collectibility of the loan.

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

Xcelecom had a backlog as of September 30, 2003 of approximately $128 million, compared with backlog, including the effects of 2002 acquisitions, of approximately $113 million as of September 30, 2002.

On October 21, 2003, UIL Holdings announced the appointment of a new President of Xcelecom, John Conroy, Xcelecom's former Senior Vice President and Chief Financial Officer.

                        UNITED CAPITAL INVESTMENTS, INC.

UCI's investments in venture funds were viewed as an opportunity to earn an appropriate return and a means of promoting local economic development. Due to the type of investments and market conditions, the value of the Zero Stage VI fund has decreased substantially in 2002 and 2001. The other two funds have been established more recently and are not yet fully invested. These funds have experienced a smaller decrease in value, principally due to fund management fees and syndication costs. UCI has no current plans to make additional, new, minority interest investments.

UCI also has a 25% interest in Cross-Sound Cable Company, LLC (Cross-Sound). Cross-Sound owns and proposes to commercially operate a 330 megawatt transmission line (cable) connecting Connecticut and Long Island under Long Island Sound. TransEnergieUS Ltd., the project developer and majority owner, is a Delaware corporation and a subsidiary of TransEnergie HQ Inc., the transmission affiliate of Hydro-Quebec (HQ). Cross-Sound has a twenty year contract with the Long Island Power Authority (LIPA) for the entire capacity of the transmission line.

The Cross-Sound project has been opposed on environmental, safety, and economic concerns by a number of public officials and private groups who have participated actively in governmental permitting proceedings relative to the project. In January 2002, the Connecticut Siting Council (CSC) granted a certificate of environmental compatibility and public need to construct the cable. The Connecticut Attorney General and the City of New Haven appealed the CSC's decision to the Connecticut Superior Court. In August 2002, the Superior Court upheld the CSC's decision, and the Connecticut Attorney General appealed the Superior Court decision to the Connecticut Supreme Court. In September 2003 the Connecticut Attorney General withdrew this appeal, leaving intact the Superior Court's decision upholding the CSC approval.

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

A Connecticut legislative moratorium on installing new gas and utility lines across Long Island Sound through early June 2004 has been enacted. This moratorium has impacted the permitting process. Cross-Sound expects the DEP to act on Cross-Sound's new permit application no later than when the moratorium expires. Absent other developments, UCI anticipates that the cable will achieve commercial operation in 2005.

On August 14, 2003, the day of the blackout that affected the Northeast and the Upper Midwest areas of the United States as well as portions of Canada, the Department of Energy (DOE) declared a federal emergency and issued an Emergency Order to allow immediate operation of the Cross-Sound cable through September 1, 2003. On August 28, 2003 the DOE issued a new Order for the cable to operate until the causes of the blackout are conclusively determined and the factors that caused it mitigated. On August 29, 2003 the Connecticut Attorney General and the DEP filed a request for Stay or Rehearing to the DOE of the August 28 DOE Emergency Order. Briefs were due by November 3, 2003 and a decision by the DOE is not expected before December 2003. On September 23, 2003 the Connecticut Attorney General also filed an appeal to the Federal Circuit Court of Appeals in New York of the August 28 DOE Emergency Order. This appeal cannot proceed before the DOE issues its decision on Stay or Rehearing.

Also, since the DOE Emergency Order, the DEP announced that it plans to issue a request for proposal to hire an independent consultant to compare the environmental impacts of cable operation in the current location with the impacts that would result from reburying the cable to the permitted depth.

As of September 30, 2003, UCI's 25% share of the actual project cost for the Cross-Sound cable was $33 million. UCI's 25% share of the estimated total final cost of the project is $34.3 million. UCI has provided an equity infusion of $10 million to Cross-Sound and UIL Holdings loaned $23.5 million to Cross-Sound. In addition, a guarantee of $3.8 million, in support of Hydro-Quebec's guarantees to third parties in connection with the construction of the project has been provided. It is expected that any obligations of Cross-Sound that are supported by the guarantee would be funded by capital contributions from the owners, who are affiliates of the guarantors, in amounts in proportion to their respective ownership shares of Cross-Sound. No liability was recorded related to the guarantee, as the likelihood of UIL Holdings having to perform under the guarantee is remote. Upon commercial operation, the loan from UIL Holdings is expected to be refinanced with external project financing. UCI will be responsible for 25% of any additional cost of project completion over the estimated amount. Currently Cross-Sound and LIPA are working on a compensation agreement which will cover all time periods for which DOE Emergency Orders are, or were, in place. UCI has recorded no income for the project in 2003. The FERC will have to approve any of the amounts that will be paid for the operation of the cable during this period.

                         UNITED BRIDGEPORT ENERGY, INC.

Due to the relatively low wholesale price for both electricity and generation capacity, and high natural gas prices during the past two years, UBE's investment in Bridgeport Energy LLC (BE) has not produced the returns initially anticipated. The facility is located in a transmission-constrained area and may benefit from the implementation of standard market design changes in New England. See "Looking Forward - United Resources, Inc. (URI) Earnings Estimates for 2003 - URI Minority Interest Investments - United Bridgeport Energy, Inc."

                         LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, UIL Holdings had $91.4 million of cash and temporary cash investments, of which $47.9 million was restricted cash; the majority of restricted cash was funds collected by APS's agents that had not been forwarded to APS's clients. This represents an increase of $24.4 million from the corresponding cash balance at December 31, 2002. The components of this increase, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

                                                        (In Millions)
                                                         -----------

Balance, December 31, 2002                                   $67.0
                                                        --------------

Net cash provided by operating activities:
-   Net cash provided by operating activities before
    net settlements                                           98.8
-   Net settlements  (1)                                       7.6
                                                        --------------
                                                             106.4
                                                        --------------
Net cash provided by (used in) investing activities:
-   Investment in debt securities, net                        25.0
-   Loan to Cross-Sound cable project                        (23.5)
-   Cash invested in plant                                   (42.8)
-   Deferred payments in prior acquisitions                   (2.7)
                                                        --------------
                                                             (44.0)
                                                        --------------

Net cash used in financing activities:
-   Financing activities, excluding dividend payments         (7.2)
-   Dividend payments                                        (30.8)
                                                        --------------
                                                             (38.0)

       Net Change in Cash                                     24.4
                                                        --------------

Balance, September 30, 2003                                  $91.4
                                                        ==============

(1) The net settlements reflected above as a component of cash provided by operating activities represent the change in net accounts receivable due from APS's agents, as well as net payables due to APS's clients.

There have been no material changes in UIL Holdings' capital resources or capital requirements from those reported in UIL Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 2002, except that APS has repaid the $3 million outstanding balance under its $10 million revolving credit agreement with a bank, and the agreement was not renewed when it expired on April 11, 2003. All capital requirements that exceed available cash will have to be provided by external financing. Although there is no commitment to provide such financing from any source of funds, other than a $100 million revolving credit agreement that UIL Holdings has with a group of banks and a $35 million revolving credit agreement that Xcelecom has with two banks, future external financing needs are expected to be satisfied by the issuance of additional short-term and long-term debt. The continued availability of these methods of financing will be dependent on many factors, including conditions in the financial markets, economic conditions, and future income and cash flow. See
Item 1, "Financial Statements - Notes to Consolidated Financial Statements - Note (B), Capitalization and Note (D), Short-Term Credit Arrangements" for a discussion of UIL Holdings' credit arrangements.

                     CONTRACTUAL AND CONTINGENT OBLIGATIONS

At September 30, 2003 there was no material change in UIL Holdings' and its subsidiaries contractual and contingent obligations from those reported in UIL Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

                          CRITICAL ACCOUNTING POLICIES

The discussion of Results of Operations and financial condition relies on UIL Holdings' Consolidated Financial Statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. UIL Holdings believes that investors need to be aware of these policies and how they impact UIL Holdings' financial reporting to gain a more complete understanding of UIL Holdings' Consolidated Financial Statements as a whole, as well as UIL Holdings' related discussion and analysis presented herein. While UIL Holdings believes that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in UIL Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 2002 are those that depend most heavily on these judgments and estimates. At September 30, 2003, there have been no material changes to any of the Critical Accounting Policies contained therein.

                              RESULTS OF OPERATIONS

UIL HOLDINGS CORPORATION RESULTS OF OPERATIONS:  THIRD QUARTER 2003 VS. PREVIOUS
--------------------------------------------------------------------------------
ESTIMATE
--------

Net Income for UIL Holdings was $17 million in the third quarter of 2003, or $1.19 per share. This was within the $1.15-$1.30 per share range estimated in UIL Holdings' Form 10-Q for the quarterly period ended June 30, 2003. UI's earnings exceeded third quarter expectations somewhat due to a warmer August than had been anticipated in the previous estimate. That was offset by Xcelecom's results which were lower than expected because of the continuing economic slowdown in the non-residential construction industry.

THIRD QUARTER 2003 VS. THIRD QUARTER 2002
-----------------------------------------

UIL HOLDINGS CORPORATION RESULTS OF OPERATIONS:  THIRD QUARTER 2003 VS. THIRD
-----------------------------------------------------------------------------
QUARTER 2002
------------

UIL Holdings' earnings for the third quarter of 2003 decreased by $4.8 million, or $0.34 per share, compared to the third quarter of 2002. The decrease in earnings was due to lower earnings at UI and URI. The UI earnings decrease was mainly attributable to the absence of Nuclear Division earnings resulting from the sale of Seabrook nuclear generating station in November of 2002, and the impact of the Department of Public Utility Control's (DPUC) Rate Case decision.

The earnings decrease at URI was due primarily to lower earnings at Xcelecom, Inc., which continues to be impacted by the economic slowdown in its markets, and lower results from continuing increases in gas prices affecting UBE's minority interest in BE.

The table below represents a comparison of UIL Holdings' Net Income and Earnings per Share (EPS) for the third quarter of 2003 and the third quarter of 2002.

-------------------------------------------------------------------------------------------------------------------
                                                                                         2003 more (less) than 2002
                                                    Quarter Ended      Quarter Ended     --------------------------
                                                   Sept. 30, 2003     Sept. 30, 2002         Amount         Percent
-------------------------------------------------------------------------------------------------------------------
NET INCOME (IN MILLIONS EXCEPT PERCENTS)
   UI                                                    $17.8              $17.3               $0.5           3%
   Nuclear Division                                        0.0                3.8               (3.8)       (100)%
   United Resources (Non-Utility)                         (0.8)               0.7               (1.5)       (214%)
                                                        ------             ------               -----
     TOTAL NET INCOME FROM OPERATIONS                    $17.0              $21.8              $(4.8)        (22)%
                                                         =====              =====                ===

EPS FROM OPERATIONS
   UI                                                    $1.25              $1.21               $.04           3%
   Nuclear Division                                       0.00               0.27              (0.27)       (100)%
   United Resources (Non-Utility)                        (0.06)              0.05               (.11)       (220)%
                                                         ------              ----               -----
     TOTAL EPS - BASIC                                   $1.19              $1.53             $(0.34)        (22)%
                                                         =====              =====               ====
     TOTAL EPS - DILUTED (NOTE A)                        $1.19              $1.53             $(0.34)        (22)%
                                                         =====              =====               ====
-------------------------------------------------------------------------------------------------------------------

Note A: Reflecting the effect of unexercised dilutive stock options.

The following table is a line-by-line breakdown of certain line items of UIL Holdings' Consolidated Statement of Income by subsidiary, including comparisons between the third quarter of 2003 and the third quarter of 2002. Significant variances are explained in the individual subsidiary sections that follow.


                            UIL HOLDINGS CORPORATION
                      SEGMENTED CONSOLIDATED INCOME STATEMENT

                                                             QUARTER ENDED      QUARTER ENDED     2003 MORE (LESS)
(IN MILLIONS)                                                SEPT. 30, 2003     SEPT. 30, 2002        THAN 2002
-------------                                                --------------     --------------        ---------
OPERATING REVENUES

   UI from operations, before sharing                             $194.9             $212.0             ($17.1)
   UI Sharing from operations                                        0.0               (6.6)               6.6
   Nuclear                                                           0.0               14.3              (14.3)
   Xcelecom                                                         74.8               78.7               (3.9)
   APS                                                              22.5               22.7               (0.2)
   Minority Interest Investment and Other                           (0.1)               0.0               (0.1)
                                                                   -----              -----              -----
       TOTAL OPERATING REVENUES                                    292.1              321.1              (29.0)
                                                                   =====              =====              =====

FUEL AND ENERGY EXPENSES
   UI                                                               77.4               76.2                1.2
   Nuclear                                                           0.0                2.0               (2.0)
                                                                    ----               ----               ----
       TOTAL FUEL AND ENERGY EXPENSES                               77.4               78.2               (0.8)
                                                                    ====               ====               ====

OPERATION AND MAINTENANCE EXPENSES
   UI                                                               48.5               49.7               (1.2)
   Nuclear                                                           0.0                4.9               (4.9)
   Xcelecom                                                         73.3               75.4               (2.1)
   APS                                                              21.5               21.8               (0.3)
   Minority Interest Investment and Other                            0.8                0.5                0.3
                                                                   -----              -----               ----
       TOTAL OPERATION AND MAINTENANCE EXPENSES                    144.1              152.3               (8.2)
                                                                   =====              =====               ====

DEPRECIATION AND AMORTIZATION EXPENSES
  UI                                                                 7.3                7.3                0.0
  Nuclear                                                            0.0                0.3               (0.3)
  Xcelecom                                                           0.9                0.8                0.1
  APS                                                                0.9                0.8                0.1
                                                                    ----               ----               ----
    Subtotal depreciation                                            9.1                9.2               (0.1)
  Amortization of regulatory assets (UI)                            13.6               21.0               (7.4)
  Amortization Xcelecom                                              0.3                0.3                0.0
  Amortization APS                                                  (0.3)               0.1               (0.4)
                                                                    ----               ----               ----
       TOTAL DEPRECIATION AND AMORTIZATION EXPENSES                 22.7               30.6               (7.9)
                                                                    ====               ====               ====

TAXES - OTHER THAN INCOME TAXES
  UI - State gross earnings tax                                      7.8                8.5               (0.7)
  UI - other                                                         3.1                3.7               (0.6)
  Nuclear - other                                                    0.0                0.2               (0.2)
  Xcelecom                                                           0.4                0.3                0.1
  APS                                                               (0.2)               0.3               (0.5)
                                                                    ----               ----               ----
       TOTAL TAXES - OTHER THAN INCOME TAXES                        11.1               13.0               (1.9)
                                                                    ====               ====               ====



                                                                    QUARTER ENDED       QUARTER ENDED      2003 MORE (LESS)
(IN MILLIONS)                                                       SEPT. 30, 2003      SEPT. 30, 2002        THAN 2002
-------------                                                       --------------      --------------        ---------
OTHER INCOME (DEDUCTIONS)
   UI                                                                      1.1                 0.5                 0.6
   Xcelecom                                                                0.1                 0.1                 0.0
   APS                                                                     0.1                (0.1)                0.2
   Minority Interest Investment and Other                                  0.8                 2.0                (1.2)
                                                                           ---                 ---                ----
       TOTAL OTHER INCOME (DEDUCTIONS)                                     2.1                 2.5                (0.4)
                                                                           ===                 ===                ====

EARNINGS BEFORE INTEREST AND TAXES (EBIT)
   UI                                                                     38.3                39.5                (1.2)
   Nuclear                                                                 0.0                 6.9                (6.9)
   Xcelecom                                                                0.0                 2.0                (2.0)
   APS                                                                     0.7                (0.4)                1.1
   Minority Interest Investment and Other                                 (0.1)                1.5                (1.6)
                                                                          ----                ----                ----
       TOTAL EARNINGS BEFORE INTEREST AND TAXES (EBIT)                    38.9                49.5               (10.6)
                                                                          ====                ====               =====

INTEREST CHARGES
   UI                                                                      5.6                 9.1                (3.5)
   UI - Interest on Seabrook obligation bonds owned by UI                  0.0                (1.5)                1.5
   UI - Amortization: debt expense, redemption premiums                    0.3                 0.5                (0.2)
   Nuclear                                                                 0.0                 0.5                (0.5)
   Xcelecom                                                                0.1                 0.2                (0.1)
   APS                                                                     0.0                (0.1)                0.1
   Minority Interest Investment and Other                                  1.9                 1.8                 0.1
                                                                           ---                ----                ----
      TOTAL INTEREST CHARGES                                               7.9                10.5                (2.6)
                                                                           ===                ====                ====

INCOME TAXES
   UI                                                                     14.6                14.1                 0.5
   Nuclear                                                                 0.0                 2.6                (2.6)
   Xcelecom                                                                0.0                 0.7                (0.7)
   APS                                                                     0.2                (0.1)                0.3
   Minority Interest Investment and Other                                 (0.8)               (0.1)               (0.7)
                                                                          ----                ----                ----
       TOTAL INCOME TAXES                                                 14.0                17.2                (3.2)
                                                                          ====                ====                ====

NET INCOME
   UI                                                                     17.8                17.3                 0.5
   Nuclear                                                                 0.0                 3.8                (3.8)
   Xcelecom                                                               (0.1)                1.1                (1.2)
   APS                                                                     0.4                (0.2)                0.6
   Minority Interest Investment and Other                                 (1.1)               (0.2)               (0.9)
                                                                          ----                ----                ----
      TOTAL NET INCOME                                                   $17.0               $21.8               ($4.8)
                                                                         =====               =====               =====


THE UNITED ILLUMINATING COMPANY RESULTS OF OPERATIONS:  THIRD QUARTER OF 2003
-----------------------------------------------------------------------------
VS. THIRD QUARTER OF 2002
-------------------------

-------------------------------------------------------------------------------------------------------------------
                                                                                         2003 more (less) than 2002
                                                  Quarter Ended       Quarter Ended      --------------------------
                                                  Sept. 30, 2003      Sept. 30, 2002         Amount        Percent
-------------------------------------------------------------------------------------------------------------------
EPS FROM OPERATIONS
   UI before Nuclear Division and Sharing              $1.25               $1.73             $(0.48)         (28)%
   Sharing                                              0.00               (0.52)              0.52          100%
                                                        ----               ------              ----
        Subtotal UI excluding Nuclear                   1.25                1.21               0.04            3%
   Nuclear Division                                     0.00                0.27              (0.27)        (100)%
                                                        ----                ----              ------
     TOTAL UI EPS FROM OPS.-BASIC                      $1.25               $1.48             $(0.23)         (16)%
                                                        ====                ====              ======
     TOTAL UI EPS FROM OPS.-DILUTED                    $1.25               $1.48             $(0.23)         (16)%
                                                        ====                ====              ======
-------------------------------------------------------------------------------------------------------------------
RETAIL SALES (MILLIONS OF KWH)                         1,617               1,668                (51)          (3)%
-------------------------------------------------------------------------------------------------------------------

                        UI EXCLUDING THE NUCLEAR DIVISION

Excluding the Nuclear Division, UI's net income was $17.8 million, or $1.25 per share, in the third quarter of 2003, compared to $17.3 million, or $1.21 per share, in the third quarter of 2002. Before sharing, UI's earnings were $1.73 per share in the third quarter of 2002. The sharing of $0.52 per share in 2002 was a nine month adjustment distributing $0.26 per share to customers and allocating $0.26 per share to stranded costs for the earnings above the authorized return on equity of 11.5%. The primary causes for the pre-sharing decrease in 2003 were the DPUC Rate Case decision and lower sales compared to the third quarter of 2002. These were slightly more than offset by the absence of sharing in the third quarter of 2003, and slightly lower O&M expense. The lower O&M expenses were a result of temporary cost reductions UI introduced to mitigate the effect of increases in pension and postretirement benefits expenses.

The details below explain the variances for all of UI, excluding the Nuclear Division. It should be noted that changes to income and expense items in the Distribution Division have an immediate net income and earnings per share impact, while changes to those items in "other unbundled utility divisions" do not. The other divisions are the CTA, the Systems Benefits Charge (SBC), the GSC, the Conservation and Load Management program assessment (C&LM), and the Renewable Energy Investment Fund charge (REI). The CTA and SBC both were allowed to earn an 11.5% return on the equity portion of their respective rate bases until the September 26, 2002 effective date of the Rate Case decision, and 10.45% thereafter in accordance with that decision. Those returns were achieved, after all revenue and expense considerations, either by expensing additional amortization, or by deferring such expenses, as required to achieve the authorized return. Amortization expenses in the CTA and SBC divisions impact earnings indirectly also through changes to rate base. The GSC, C&LM and REI are pass-through divisions. Except for a small management fee earned in the C&LM division, expenses are either accrued or deferred or revenues are transferred between divisions such that there is no net income associated with these three unbundled divisions.

UI's revenue decreased by $17.1 million, from $212 million in the third quarter of 2002 to $194.9 million in the third quarter of 2003. A decrease of $23.7 million was offset partially by revenue sharing of $6.6 million in the same quarter of 2002. In 2003, the lower revenue at UI was due to the impact of the DPUC Rate Case decision that was effective on September 26, 2002.

Overall, the decision reduced UI's allowed return on utility common equity from 11.50% to 10.45%, reduced overall retail rates by 3%, and increased stranded cost amortization expense. In 2002, UI earned $0.78 per share more in its allowed return, $0.52 per share of which was shared with customers. In summary, the Rate Case decision, lower retail sales and other factors reduced UI's earnings by $0.48 per share in the third quarter of 2003 compared to the third quarter of 2002. The absence of sharing in 2003 increased earnings by $0.52 per share. Details of this change in revenue are as follows:

--------------------------------------------------------------------------------
                          In Millions                           From Operations
--------------------------------------------------------------------------------
      Revenue Increase/(Decrease)
--------------------------------------------------------------------------------
RETAIL REVENUE FROM DISTRIBUTION DIVISION:
Estimate of operating Distribution Division component of
  "weather normalized" retail sales growth, (0.5)%                  $(0.4)
Estimate of operating Distribution Division component of
  weather effect on retail sales, (2.5)%                             (2.3)
Sharing (2002)                                                        6.6
Impact of rate decrease and mix of sales on average price
and other                                                           (12.8)
                                                                    -----
  TOTAL RETAIL REVENUE FROM DISTRIBUTION DIVISION                    (8.9)
RETAIL REVENUE FROM OTHER UTILITY DIVISIONS                          (9.7)
                                                                    -----
       TOTAL UI RETAIL REVENUE                                      (18.6)
OTHER OPERATING REVENUE INCREASE (DECREASE)
NEPOOL transmission revenues                                         (0.2)
Other                                                                (0.4)
                                                                    -----
       TOTAL UI OTHER OPERATING REVENUES                             (0.6)

UI WHOLESALE REVENUE (CTA)                                            2.1
                                                                    -----

        TOTAL UI REVENUES                                          $(17.1)
                                                                    =====
--------------------------------------------------------------------------------

UI's total fuel and energy expense increased by $1.2 million in the third quarter of 2003, compared to the third quarter of 2002. Retail fuel and energy expense increased by $1.2 million. UI has received, and expects to receive through 2003, electricity to satisfy its standard offer retail customer service requirements through a fixed-price purchased power agreement. These costs are recovered through the GSC portion of UI's unbundled retail customer rates. UI's financial results are not affected by its customers' selection of alternate suppliers to provide generation services.

UI's O&M expenses decreased by $1.2 million, from $49.7 million in the third quarter of 2002 to $48.5 million in the third quarter of 2003. The principal components of these expense changes included:


--------------------------------------------------------------------------------
                                                                      Increase/
                             In Millions                             (Decrease)
--------------------------------------------------------------------------------
Operating Division:
--------------------------------------------------------------------------------
Net pension expense and postretirement benefits expenses (Note A)       $3.2
Environmental remediation                                               (3.2)
Mark-to-Market Stock Compensation adjustments                            0.6
Other                                                                   (1.9)
                                                                        -----
TOTAL OPERATING DISTRIBUTION DIVISION                                   (1.3)
NON-DISTRIBUTION O&M                                                     0.1
                                                                         ---
TOTAL O&M EXPENSE                                                      $(1.2)
                                                                        =====
--------------------------------------------------------------------------------

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

Amortization of regulatory assets decreased by $7.4 million, from $21.0 million in the third quarter of 2002 to $13.6 million in the third quarter of 2003. The primary reason for the reduction was the DPUC order in July 2003 requiring that the amortization of CTA rate base utilizing excess GSC revenues be discontinued until further determination.

Other taxes (excluding State gross earnings tax) decreased by $0.6 million, from $3.7 million in the third quarter of 2002 to $3.1 million in the third quarter of 2003. The decrease was due to the absence of Seabrook property taxes due to the sale of Seabrook Station on November 1, 2002.

Other income increased by $0.6 million in the third quarter of 2003 compared to the third quarter of 2002 due to a higher level of short-term investments.

Interest charges decreased by $2.2 million, from $8.1 million in the third quarter of 2002 to $5.9 million in the third quarter of 2003. Overall, the decrease was due to the refinancing of certain UI debt issues and the termination of the Seabrook Lease Obligation bonds in connection with the sale of UI's interest in Seabrook Station on November 1, 2002.

The effective income tax rate was 45.3% for the third quarter of 2003 as compared to 44.2% for the third quarter of 2002. This increase is due, in part, to the imposition of a 20% surcharge on the Connecticut corporation business tax for the year 2003, differences in the amounts of amortization of regulatory assets, and differences in the amounts of book depreciation in excess of non-normalized tax depreciation.

                                NUCLEAR DIVISION

The remaining operating assets of the Nuclear Division (Seabrook Station) were sold on November 1, 2002. The Nuclear Division contributed net income of $3.8 million, or $0.27 per share in the third quarter of 2002.

UNITED RESOURCES, INC. RESULTS OF OPERATIONS:  THIRD QUARTER 2003 VS. THIRD
---------------------------------------------------------------------------
QUARTER 2002
------------

---------------------------------------------------- ----------------- ---------------- ---------------------------
                                                                                         2003 more (less) than 2002
                                                      Quarter Ended     Quarter Ended    --------------------------
                                                      Sept. 30, 2003   Sept. 30, 2002             Amount
---------------------------------------------------- ----------------- ---------------- ---------------------------
EPS FROM OPERATIONS
   Operating Businesses
     American Payment Systems, Inc. (APS)                  $0.02            $(0.01)                $0.03
     Xcelecom, Inc. (Xcelecom)                             (0.01)             0.08                 (0.09)
                                                           ------             ----                 ------
       SUBTOTAL OPERATING BUSINESSES                        0.01              0.07                 (0.06)
   Minority Interest Investments
     United Bridgeport Energy, Inc. (UBE)                   0.04              0.07                 (0.03)
     United Capital Investments, Inc. (UCI)                (0.03)            (0.02)                (0.01)
                                                            ----              ----                 ------
       SUBTOTAL MINORITY INTEREST
       INVESTMENTS                                          0.01              0.05                 (0.04)

   URI HEADQUARTERS (NOTE A)                               (0.08)            (0.07)                (0.01)
                                                            ----              ----                 ------

       TOTAL NON-UTILITY EPS FROM OPS.-BASIC              $(0.06)            $0.05                $(0.11)
                                                            ====              ====                  =====
       TOTAL NON-UTILITY EPS FROM OPS.-
         DILUTED (NOTE B)                                 $(0.06)            $0.05                $(0.11)
                                                            ====              ====                  ====

------------------------------------------------------------------------------------------------------------------

Note A: Includes interest charges on intercompany and unallocated debt and administrative costs associated with the non-utility holding company. Note B: Reflecting the effect of unexercised dilutive stock options.

Overall, the consolidated non-utility businesses operating under the parent, URI, lost approximately $0.8 million, or $0.06 per share, in the third quarter of 2003, compared to earnings of about $0.7 million, or $0.05 per share, in the third quarter of 2002, for a decrease of $1.5 million, or $0.11 per share. Operating revenue for the URI businesses decreased by $4.2 million, or 4%. Expenses for the URI businesses, including losses on minority interest investments but excluding income taxes decreased nearly $1.6 million in the third quarter of 2003 compared to the third quarter of 2002. Income taxes decreased by $1.1 million.

The results of each of the subsidiaries of URI for the third quarter of 2003 and the third quarter of 2002, as presented below, reflect the allocation of debt costs from the parent based on a capital structure, including an equity component, and an interest rate deemed appropriate for that type of business. The targeted capital structures for each of URI's subsidiaries are: 100% equity for APS, UCI and Xcelecom, and 30% equity and 70% debt for UBE. URI absorbs interest charges on the equity portion of its investments in its subsidiaries to the extent those investments are financed with debt. URI may incur other expenses necessary to manage its investments from time to time.

The following is a detailed explanation of the quarterly variances by URI subsidiary.

     URI OPERATING BUSINESSES

                         AMERICAN PAYMENT SYSTEMS, INC.

APS earned $0.4 million, or $0.02 per share, in the third quarter of 2003, compared to a loss of $0.2 million, or $0.01 per share, in the third quarter of 2002. APS's core bill payment business continued to grow, with net revenues, after agent fees, increasing by 33% in the third quarter of 2003 compared to the third quarter of 2002, and margins increasing primarily from higher transaction fees. Decreasing revenues and margins in the telephony products and low sales volumes in the stored value card products have continued to produce weak results. Overall, APS' revenues decreased by $0.2 million, to $22.5 million. Administrative expenses were incurred in the third quarter of 2003, at a continued high level for legal service to meet increased regulatory compliance requirements, and to continue expanding the infrastructure and marketing of the organization in order to enhance the bill payment business and introduce and sell new products.

                                 XCELECOM, INC.

Xcelecom lost $0.1 million or $0.01 per share in the third quarter, which was $1.2 million or $0.08 per share less than third quarter earnings of $1.1 million in 2002. Revenues decreased by $3.9 million or 5% from the third quarter of 2002 to $74.8 million. Overall, Xcelecom has experienced a construction market economic slowdown in its Northeast region that has decreased revenues. As with other companies in the non-residential construction industry, there has been a very evident decline in economic activity in Xcelecom's markets. Xcelecom has experienced project postponements and cancellations, a reduction in new project orders, and increased competition for fewer jobs, resulting in both lower demand and lower margins.

     URI MINORITY INTEREST INVESTMENTS

                         UNITED BRIDGEPORT ENERGY, INC.

UBE owns a 33 1/3% interest in Bridgeport Energy, LLC (BE). UBE earned $0.6 million, or $0.04 per share, in the third quarter of 2003, compared to an earnings of $1.1 million, or $0.07 per share in the third quarter of 2002. The $0.03 per share decrease was due to three major factors: a $0.05 per share reduction was due to lower installed capability (ICAP) revenues and $0.05 per share was due to lower energy prices and increased gas prices which were offset by reduced expenses of $0.07 per share mostly due to overhaul costs incurred in 2002.

Effective March 1, 2003, standard market design was implemented by ISO New England. This had a minimal impact on energy sales prices during the third quarter of 2003.

                        UNITED CAPITAL INVESTMENTS, INC.

UCI lost $0.4 million, or $0.03 per share, in the third quarter of 2003, compared to a loss of $0.2 million, or $0.02 per share in the third quarter of 2002. The decrease was due to higher valuation losses of minority interest investments. No earnings have been recorded relating to the temporary DOE Emergency Order for the Cross-Sound cable operation. The FERC will have to approve any amounts that will be paid for operation of the cable during this period.

     URI HEADQUARTERS

URI Headquarters incurred unallocated expenses of $1.3 million, after-tax, or $0.08 per share, in the third quarter of 2003, compared to unallocated expenses of $1.0 million, after-tax, or $0.07 per share, in the third quarter of 2002. The results of each of the subsidiaries of URI, as presented above, reflect interest expense on allocated debt from URI, based on a capital structure, including an equity component, and an interest rate deemed appropriate for that type of business. Some intercompany debt and strategic and administrative costs for the subsidiaries of URI are retained by URI.

UIL HOLDINGS CORPORATION RESULTS OF OPERATIONS:  FIRST NINE MONTHS 2003 ACTUAL
------------------------------------------------------------------------------
EARNINGS VS. PREVIOUS ESTIMATE
------------------------------

Net Income for UIL Holdings was $26.5 million in the first nine months of 2003, or $1.86 per share. This was within the $1.80-$2.15 per share range estimated in UIL Holdings' Form 10-Q for the quarterly period ended June 30, 2003.

FIRST NINE MONTHS 2003 VS. FIRST NINE MONTHS 2002
-------------------------------------------------

UIL HOLDINGS CORPORATION RESULTS OF OPERATIONS:  FIRST NINE MONTHS 2003 VS.
---------------------------------------------------------------------------
FIRST NINE MONTHS 2002
----------------------

UIL Holdings' earnings for the first nine months of 2003 decreased by $14 million, or $0.99 per share, compared to the first nine months of 2002. The decrease in earnings was due to lower earnings at UI and URI. The UI earnings decrease was mainly attributable to the absence of Nuclear Division earnings resulting from the sale of Seabrook nuclear generating station in November of 2002, and the impact of the DPUC Rate Case decision. These decreases were partially offset by reduced earnings in the third quarter 2002 resulting from earnings sharing as calculated in accordance with the then-existing rate plan.

The earnings decrease at URI was due to decreased earnings at its operating businesses partly offset by smaller decreases in valuations of minority interest investments. Xcelecom continues to be impacted by the economic slowdown in its markets, and APS' earnings decreased due to higher expenses.

The table below represents a comparison of UIL Holdings' Net Income and Earnings per Share (EPS) for the first nine months of 2003 and the first nine months of 2002.

-------------------------------------------------------------------------------------------------------------------
                                                                                         2003 more (less) than 2002
                                                     Nine Months        Nine Months      --------------------------
                                                        Ended              Ended
                                                   Sept. 30, 2003     Sept. 30, 2002        Amount         Percent
-------------------------------------------------------------------------------------------------------------------
NET INCOME (IN MILLIONS EXCEPT PERCENTS)
   UI                                                    $34.4              $40.1              $(5.7)        (14)%
   Nuclear Division                                        0.0                7.4               (7.4)       (100)%
   United Resources (Non-Utility)                         (7.9)              (7.0)              (0.9)        (13)%
                                                          ----               ----              -----
     TOTAL NET INCOME FROM OPERATIONS                    $26.5              $40.5             $(14.0)        (35)%
                                                          ====               ====              ======

EPS FROM OPERATIONS
   UI                                                    $2.41              $2.82             $(0.41)        (15)%
   Nuclear Division                                       0.00               0.52              (0.52)       (100)%
   United Resources (Non-Utility)                        (0.55)             (0.49)             (0.06)        (12)%
                                                          ----               ----               ----
     TOTAL EPS - BASIC                                   $1.86              $2.85             $(0.99)        (35)%
                                                          ====               ====               ====
     TOTAL EPS - DILUTED (NOTE A)                        $1.86              $2.83             $(0.97)        (34)%
                                                          ====               ====               ====
-------------------------------------------------------------------------------------------------------------------

Note A: Reflecting the effect of unexercised dilutive stock options.

The following table is a line-by-line breakdown of certain line items of UIL Holdings' Consolidated Statement of Income by subsidiary, including comparisons between the first nine months of 2003 and the first nine months of 2002. Significant variances are explained in the individual subsidiary sections that follow.

                            UIL HOLDINGS CORPORATION
                     SEGMENTED CONSOLIDATED INCOME STATEMENT

                                                              YEAR TO DATE      YEAR TO DATE     2003 MORE (LESS)
(IN MILLIONS)                                                SEPT. 30, 2003    SEPT. 30, 2002       THAN 2002
-------------                                                --------------    --------------       ---------
OPERATING REVENUES
  UI from operations, before sharing                               $516.3         $529.0              ($12.7)
  UI sharing from operations                                          0.0           (6.6)                6.6
  Nuclear                                                             0.0           37.8               (37.8)
  Xcelecom                                                          218.2          235.5               (17.3)
  APS                                                                83.5           68.2                15.3
  Minority Interest Investment and Other                             (0.1)          (0.2)                0.1
                                                                    -----          -----               -----
       TOTAL OPERATING REVENUES                                     817.9          863.7               (45.8)
                                                                    =====          =====               =====

FUEL AND ENERGY EXPENSES
   UI                                                               206.2          198.9                 7.3
   Nuclear                                                            0.0            5.2                (5.2)
                                                                    -----          -----                ----
       TOTAL FUEL AND ENERGY EXPENSES                               206.2          204.1                 2.1
                                                                    =====          =====                ====

OPERATION AND MAINTENANCE EXPENSES
  UI                                                                135.8          131.1                 4.7
  Nuclear                                                             0.0           16.8               (16.8)
  Xcelecom                                                          215.6          229.8               (14.2)
  APS                                                                80.9           66.2                14.7
  Minority Interest Investment and Other                              2.4            2.5                (0.1)
                                                                    -----          -----                ----
       TOTAL OPERATION AND MAINTENANCE EXPENSES                     434.7          446.4               (11.7)
                                                                    =====          =====                ====

DEPRECIATION AND AMORTIZATION EXPENSES
   UI                                                                21.1           21.7                (0.6)
   Nuclear                                                            0.0            1.1                (1.1)
   Xcelecom                                                           2.6            2.2                 0.4
   APS                                                                2.7            2.1                 0.6
                                                                     ----           ----                ----
     Subtotal depreciation                                           26.4           27.1                (0.7)
   Amortization of regulatory assets (UI)                            45.5           41.8                 3.7
   Amortization Xcelecom                                              1.0            1.0                 0.0
   Amortization APS                                                   0.3            0.4                (0.1)
                                                                     ----           ----                ----
      TOTAL DEPRECIATION AND AMORTIZATION EXPENSES                   73.2           70.3                 2.9
                                                                     ====           ====                ====

TAXES - OTHER THAN INCOME TAXES
  UI - State gross earnings tax                                      20.3           21.5                (1.2)
  UI - other                                                         10.5           12.4                (1.9)
  Nuclear - other                                                     0.0            0.9                (0.9)
  Xcelecom                                                            1.4            1.2                 0.2
  APS                                                                 0.8            0.5                 0.3
                                                                     ----           ----                ----
      TOTAL TAXES - OTHER THAN INCOME TAXES                          33.0           36.5                (3.5)
                                                                     ====           ====                ====


                                                                      YEAR TO DATE      YEAR TO DATE     2003 MORE (LESS)
(IN MILLIONS)                                                        SEPT. 30, 2003    SEPT. 30, 2002        THAN 2002
-------------                                                        --------------    --------------        ---------
OTHER INCOME (DEDUCTIONS)
   UI                                                                        4.2              2.2               2.0
   Xcelecom                                                                  0.5              0.5               0.0
   APS                                                                       0.4              0.3               0.1
   Minority Interest Investment and Other                                   (2.5)            (4.4)              1.9
                                                                            ----             ----               ---
      TOTAL OTHER INCOME (DEDUCTIONS)                                        2.6             (1.4)              4.0
                                                                            ====             ====               ===

EARNINGS BEFORE INTEREST AND TAXES (EBIT)
   UI                                                                       81.1             97.2             (16.1)
   Nuclear                                                                   0.0             13.8             (13.8)
   Xcelecom                                                                 (1.9)             1.8              (3.7)
   APS                                                                      (0.8)            (0.7)             (0.1)
   Minority Interest Investment and Other                                   (5.0)            (7.1)              2.1
                                                                            ----            -----              ----
      TOTAL EARNINGS BEFORE INTEREST AND TAXES (EBIT)                       73.4            105.0             (31.6)
                                                                            ====            =====              ====

INTEREST CHARGES
  UI                                                                        16.4             27.2             (10.8)
  UI - Interest on Seabrook obligation bonds owned by UI                     0.0             (4.6)              4.6
  UI - Amortization: debt expense, redemption premiums                       0.6              1.5              (0.9)
  Nuclear                                                                    0.0              1.3              (1.3)
  Xcelecom                                                                   0.4              1.0              (0.6)
  APS                                                                        0.1              0.1               0.0
  Minority Interest Investment and Other                                     4.8              4.6               0.2
                                                                            ----             ----              ----
      TOTAL INTEREST CHARGES                                                22.3             31.1              (8.8)
                                                                            ====             ====              ====

INCOME TAXES
   UI                                                                       29.7             33.0              (3.3)
   Nuclear                                                                   0.0              5.1              (5.1)
   Xcelecom                                                                 (0.8)             0.3              (1.1)
   APS                                                                      (0.3)            (0.3)              0.0
   Minority Interest Investment and Other                                   (4.0)            (4.7)              0.7
                                                                            ----             ----              ----
      TOTAL INCOME TAXES                                                    24.6             33.4              (8.8)
                                                                            ====             ====              ====

NET INCOME
   UI                                                                       34.4             40.1              (5.7)
   Nuclear                                                                   0.0              7.4              (7.4)
   Xcelecom                                                                 (1.5)             0.5              (2.0)
   APS                                                                      (0.6)            (0.5)             (0.1)
   Minority Interest Investment and Other                                   (5.8)            (7.0)              1.2
                                                                           -----            -----             -----
     TOTAL NET INCOME                                                      $26.5            $40.5            ($14.0)
                                                                           =====            =====             =====

THE UNITED ILLUMINATING COMPANY RESULTS OF OPERATIONS:  FIRST NINE MONTHS 2003
------------------------------------------------------------------------------
VS. FIRST NINE MONTHS 2002
--------------------------

-------------------------------------------------------------------------------------------------------------------
                                                                                         2003 more (less) than 2002
                                                      Nine Months       Nine Months      --------------------------
                                                         Ended             Ended
                                                    Sept. 30, 2003     Sept. 30, 2002       Amount         Percent
-------------------------------------------------------------------------------------------------------------------
EPS FROM OPERATIONS
   UI before Nuclear Division and Sharing                 $2.41             $3.34            $(0.93)         (28)%
    Sharing                                                0.00             (0.52)             0.52          100%
                                                           ----             ------             ----
       Subtotal UI excluding Nuclear Division              2.41              2.82             (0.41)         (15)%
   Nuclear Division                                        0.00              0.52             (0.52)        (100)%
                                                           ----              ----             ------
    TOTAL UI EPS FROM OPS.-BASIC                          $2.41             $3.34            $(0.93)         (28)%
                                                           ====              ====              ====
    TOTAL UI EPS FROM OPS-DILUTED (NOTE A)                $2.41             $3.32            $(0.91)         (27)%
                                                           ====              ====              ====
-------------------------------------------------------------------------------------------------------------------
RETAIL SALES (MILLIONS OF KWH)                            4,390             4,376                14           0.3%
-------------------------------------------------------------------------------------------------------------------

Note A: Reflecting the effect of unexercised dilutive stock options.

                        UI EXCLUDING THE NUCLEAR DIVISION

Excluding the Nuclear Division, UI's net income was $34.4 million, or $2.41 per share, in the first nine months of 2003, compared to $40.1 million, or $2.82 per share, in the first nine months of 2002. Before sharing, UI's earnings were $3.34 per share in the first nine months of 2002. Included in the $3.34 per share 2002 earnings was $0.78 per share for earnings greater than the authorized return on equity of 11.5%. The $0.78 per share is comprised of $0.26 per share retained by shareowners, $0.26 per share returned to customers and $0.26 per share allocated to reduce stranded costs. The primary cause for the pre-sharing decrease was the DPUC Rate Case decision. This was partly offset by the absence of sharing in the third quarter of 2003, also due to the rate decision, and slightly lower O&M expense. UI has introduced temporary cost reductions to mitigate the effect of increases in pension and postretirement benefits expenses.

The decrease of $0.41 per share was due to the results of the September 26, 2002 Rate Case decision, and higher pension and postretirement benefits expenses. The 2002 net income of $2.82 per share reflects a $6.6 million reduction in revenue for revenue sharing.

The details below explain the variances for all of UI, excluding the Nuclear Division. It should be noted that changes to income and expense items in the Distribution Division have an immediate net income and earnings per share impact, while changes to those items in "other unbundled utility divisions" do not. The other divisions are the CTA, the SBC, the GSC, the C&LM, and the REI. The CTA and SBC both earned an 11.5% return on the equity portion of their respective rate bases until the September 26, 2002 effective date of the Rate Case decision, and 10.45% allowed return on equity thereafter in accordance with that decision. Those returns were achieved, after all revenue and expense considerations, either by expensing additional amortization, or by deferring such expenses, as required to achieve the authorized return. Amortization expenses in the CTA and SBC divisions impact earnings indirectly also through changes to rate base. The GSC, C&LM and REI are pass-through divisions. Except for a small management fee earned in the C&LM division, expenses are either accrued or deferred or revenues are transferred such that there is no net income associated with these three unbundled divisions.

UI revenue decreased by $12.7 million, from $529 million in the first nine months of 2002 to $516.3 million in the first nine months of 2003. A decrease of $19.3 million was offset partially by revenue sharing of $6.6 million in the third quarter of 2002. In 2003, the lower revenue at UI was due to the impact of the DPUC's Rate Case decision, that was effective on September 26, 2002. Overall, the decision reduced UI's allowed return on utility common equity from 11.50% to 10.45%, reduced overall retail rates by 3%, and increased stranded cost amortization expense. In 2002, UI earned $0.78 per share more than its allowed return, $0.52 per share of which was shared with customers. In summary, the Rate Case decision, and other factors reduced UI's earnings by $0.41 per share in the third quarter of 2003 compared to the third quarter of 2002. The absence of sharing in 2003 increased earnings by $0.52 per share.

Details of the change in revenue are as follows:

--------------------------------------------------------------------------------
                                                                      From
                          In Millions                              Operations
--------------------------------------------------------------------------------
      Revenue Increase/(Decrease)
--------------------------------------------------------------------------------
REVENUE FROM DISTRIBUTION DIVISION:
Estimate of operating Distribution Division component of
  "weather normalized" retail sales growth, (0.0)%                   $0.0
Estimate of operating Distribution Division component of
  weather effect on retail sales, 0.5%                               (1.7)
Impact of rate decrease and mix of sales on average price
and other                                                            (13.6)
                                                                    ------
  TOTAL RETAIL REVENUE FROM DISTRIBUTION DIVISION                   (15.3)
RETAIL REVENUE FROM OTHER UTILITY DIVISIONS (NOTE A)                 (6.2)
                                                                    ------
       TOTAL UI RETAIL REVENUE                                      (21.5)
OTHER OPERATING REVENUE INCREASE (DECREASE)
NEPOOL transmission revenues                                          0.7
Other                                                                 0.7
                                                                     -----
       TOTAL UI OTHER OPERATING REVENUES                              1.4

UI WHOLESALE REVENUE                                                  7.4
                                                                     -----
        TOTAL UI REVENUES                                          $(12.7)
                                                                     =====
--------------------------------------------------------------------------------
Note A: Includes a 0.9% increase in electricity sales and a corresponding
        $2.4 million revenue increase due to the absence of adjustments made in the second quarter of 2002 resulting from the resolution of a station service dispute with a generating plant owner.

Total fuel and energy expenses increased by $7.3 million in the first nine months of 2003, compared to the first nine months of 2002. Retail fuel and energy expense increased by $7.0 million. UI has received, and expects to receive through 2003, electricity to satisfy its standard offer retail customer service requirements through a fixed-price purchased power agreement. These costs are recovered through the GSC portion of UI's unbundled retail customer rates. UI's financial results are not affected by its customers' selection of alternate suppliers to provide generation services. UI's wholesale energy expense increased by $0.3 million.

UI's O&M expenses increased by $4.7 million, from $131.1 million in the first nine months of 2002 to $135.8 million in the first nine months of 2003. The principal components of these expense changes included:

--------------------------------------------------------------------------------
                                                                     Increase/
                              In Millions                            (Decrease)
--------------------------------------------------------------------------------
Operating Division:
--------------------------------------------------------------------------------
Net pension expense and postretirement benefits expenses (Note A)      $11.4
Environmental remediation                                               (3.2)
Incentive and medical costs                                             (1.2)
Mark-to-Market Stock compensation expense                                0.7
Other                                                                   (3.1)
                                                                        -----
TOTAL OPERATING DISTRIBUTION DIVISION                                   $4.6
NON-DISTRIBUTION O&M                                                     0.1
                                                                        -----
TOTAL O&M EXPENSE                                                       $4.7
                                                                        =====
--------------------------------------------------------------------------------
Note A: The increase in pension expense reflects the lower returns being generated since approximately the beginning of 2000 by the equity investments held by the UI pension plan, a portion of which must be recognized immediately with the remainder deferred and amortized over time. These returns, when combined with the lower market value of the assets in the pension fund and the increase in projected liabilities caused by lower discount rates, may, depending on the actual performance of the fund, require increased cash contributions to the pension fund in the future.

Amortization of regulatory assets increased by $3.7 million, from $41.8 million in the first nine months of 2002 to $45.5 million in the first nine months of 2003. The primary reason for the increase is $8.3 million of accelerated amortization ordered in the Rate Case decision, partially offset by the reduction resulting from the DPUC order in July 2003 requiring that the amortization of CTA rate base utilizing excess GSC revenues be discontinued until further determination.

Other taxes (excluding State gross earnings tax) decreased by $1.9 million, from $12.4 million in the first nine months of 2002 to $10.5 million in the first nine months of 2003. The decrease was due to the absence of Seabrook property taxes due to the sale of Seabrook Station on November 1, 2002.

Other income increased by $2 million in the first nine months of 2003 compared to the first nine months of 2002 due primarily to a higher level of short-term investments.

Interest charges decreased by $7.1 million, from $24.1 million in the first nine months of 2002 to $17 million in the first nine months of 2003. Overall, the decrease was due to the refinancing of certain UI debt issues and the termination of the Seabrook Lease Obligation bonds in connection with the sale of UI's interest in Seabrook Station on November 1, 2002.

The effective income tax rate was 48.2% as compared to 45.2% for the nine months ending September 30, 2003 and 2002, respectively. This increase is due, in part, to the imposition of a 20% surcharge on the Connecticut corporation business tax for the year 2003, differences in the amounts of amortization of regulatory assets, and differences in the amounts of book depreciation in excess of non-normalized tax depreciation.

                                NUCLEAR DIVISION

The remaining operating assets of the Nuclear Division (Seabrook Station) were sold on November 1, 2002. The Nuclear Division contributed net income of $7.4 million, or $0.52 per share in the first nine months of 2002.

UNITED RESOURCES, INC. RESULTS OF OPERATIONS:  FIRST NINE MONTHS 2003 VS.
-------------------------------------------------------------------------
FIRST NINE MONTHS 2002
----------------------

----------------------------------------------------------------------------------------------------------------------
                                                          Nine Months       Nine Months    2003 more (less) than 2002
                                                             Ended             Ended       ---------------------------
                                                        Sept. 30, 2003     Sept. 30,2002               Amount
----------------------------------------------------------------------------------------------------------------------
EPS FROM OPERATIONS
   Operating Businesses
     American Payment Systems, Inc. (APS)                   $(0.04)            $(0.03)                 $(0.01)
     Xcelecom, Inc. (Xcelecom)                               (0.10)              0.03                   (0.13)
                                                             ------              ----                   ------
       SUBTOTAL OPERATING BUSINESSES                         (0.14)             (0.00)                  (0.14)
   Minority Interest Investments
     United Bridgeport Energy, Inc. (UBE)                    (0.11)             (0.02)                  (0.09)
     United Capital Investments, Inc. (UCI)                  (0.05)             (0.23)                   0.18
                                                              ----               ----                    ----
       SUBTOTAL MINORITY INTEREST
       INVESTMENTS                                           (0.16)             (0.25)                   0.09

   URI HEADQUARTERS (NOTE A)                                 (0.25)             (0.24)                  (0.01)
                                                              ----               ----                   ------

       TOTAL NON-UTILITY EPS FROM OPS.-BASIC                $(0.55)            $(0.49)                 $(0.06)
                                                              ====               =====                   =====
       TOTAL NON-UTILITY EPS FROM OPS.-DILUTED
       (NOTE B)                                             $(0.55)            $(0.49)                 $(0.06)
                                                              ====               ====                    =====
----------------------------------------------------------------------------------------------------------------------

Note A: Includes interest charges on intercompany and unallocated debt and administrative costs associated with the non-utility holding company. Note B: Reflecting the effect of unexercised dilutive stock options.

Overall, the consolidated non-utility businesses operating under the parent, URI, lost approximately $7.9 million, or $0.55 per share, in the first nine months of 2003, compared to losses of about $7 million, or $0.49 per share, in the first nine months of 2002, for a decrease of $0.9 million, or $0.06 per share. Operating revenue for the URI businesses decreased by $1.9 million, or 1%. Expenses for the URI businesses, including losses on minority interest investments but excluding income taxes, decreased by $0.6 million, and income taxes decreased by $0.4 million.

The results of each of the subsidiaries of URI for the first nine months of 2003 and the first nine months of 2002, as presented below, reflect the allocation of debt costs from the parent based on a capital structure, including an equity component, and an interest rate deemed appropriate for that type of business. The targeted capital structures for each of URI's subsidiaries are: 100% equity for APS, Xcelecom and UCI, and 30% equity and 70% debt for UBE. URI absorbs interest charges on the equity portion of its investments in its subsidiaries to the extent those investments are financed with debt. URI may incur other expenses necessary to manage its investments from time to time.

The following is a detailed explanation of the first nine months variances by URI subsidiary to prior year.

     URI OPERATING BUSINESSES

                         AMERICAN PAYMENT SYSTEMS, INC.

APS lost $0.6 million, or $0.04 per share, in the first nine months of 2003, compared to a loss of $0.5 million, or $0.03 per share, in the first nine months of 2002. Revenues increased by $15.3 million, to $83.5 million, reflecting gains in both the bill payment business and in the sale of other products and services. Cost of sales increased, and additional administrative expenses were incurred for legal services to meet increased regulatory compliance requirements in APS' lines of business, and to expand the infrastructure of the organization in order to enhance the bill payment business and introduce and sell new products and services to generate future profits. These cost increases, and an increase in depreciation and amortization expenses, which were higher due to the purchase and installation of additional field equipment and contract costs, more than offset the revenue gains.

                                 XCELECOM, INC.

Xcelecom lost $1.5 million or $0.10 per share in the first nine months of 2003, compared to earnings of $0.5 million or $0.03 per share in the first nine months of 2002. Revenue decreased by $17.3 million or 8% to $218.2 million for the first nine months of 2003 from $235.5 million for the same period of 2002. As with other companies in the non-residential construction industry, there has been a very evident decline in economic activity in Xcelecom's markets. Xcelecom has been experiencing customer postponements and cancellations of projects, a reduction in new project orders, and increased competition for fewer jobs, resulting in both lower demand and lower margins. These general economic factors reduced earnings by $0.14 per share from 2002 levels, but a lower net overall requirement for loss reserves on construction projects in 2003 improved earnings by $0.02 per share from levels a year earlier. Additionally, the completion of several large, profitable, non-recurring contracts in 2002 that have not been replaced in 2003 has resulted in an earnings decline of $0.09 per share. These decreases were partly offset by improved performance in the systems integration segment, which added about $0.08 in the first nine months of 2003 compared to the first nine months of 2002.

                        URI MINORITY INTEREST INVESTMENTS

                         UNITED BRIDGEPORT ENERGY, INC.

UBE owns a 33 1/3% interest in Bridgeport Energy, LLC (BE). UBE lost $1.6 million, or $0.11 per share, in the first nine months of 2003, compared to a loss of $0.3 million, or $0.02 per share in the first nine months of 2002. The $0.09 per share decrease was due to several factors: a $0.20 per share reduction of lower installed capability (ICAP) revenues, a $0.06 per share reduction of lower energy revenues and higher gas prices, a $0.03 per share one-time insurance payment in 2002, offset by a $0.20 per share increase from reduced expenses, mostly the absence of overhaul costs incurred in the first nine months of 2002.

Effective March 1, 2003, standard market design was implemented by ISO New England. This has had a minimal impact on energy sales prices to date.

                        UNITED CAPITAL INVESTMENTS, INC.

UCI lost $0.6 million, or $0.05 per share, in the first nine months of 2003, compared to a loss of $3.2 million, or $0.23 per share in the first nine months of 2002. The improvement was due to the absence of a $0.16 per share impairment loss recorded in the second quarter of 2002, reduced administrative costs contributing $0.01 per share, and the remainder due to lower valuation losses on minority interest investments No earnings have been recorded relating to the temporary DOE Emergency Order for the Cross-Sound cable operation. The FERC will have to approve any amounts that will be paid for operation of the cable during this period.

In March 2003, Souwestcon Properties, Inc. completed the sale of a parcel of land in North Haven, CT for $0.8 million.

     URI HEADQUARTERS

URI Headquarters incurred unallocated expenses of $3.6 million, after-tax, or $0.25 per share, in the first nine months of 2003, compared to unallocated expenses of $3.4 million, after-tax, or $0.24 per share, in the first nine months of 2002. The results of each of the subsidiaries of URI, as presented above, reflect interest expense on allocated debt from URI, based on a capital structure, including an equity component, and an interest rate deemed appropriate for that type of business. Some intercompany debt and administrative costs for the subsidiaries of URI are retained by URI.

                                 LOOKING FORWARD

A LOOK AT 2003
--------------

     UIL HOLDINGS' CONSOLIDATED EARNINGS ESTIMATES FOR 2003

UIL Holdings has reduced its earnings guidance for 2003 from $2.20-$2.35 per share to $1.90-$2.00 per share. The primary reason for the decrease is lowered 2003 expectations for URI's non-utility subsidiaries, particularly Xcelecom, Inc.

UIL Holdings' current earnings range estimate for 2003 is less than UIL Holdings' current dividend rate of $2.88 per common share. However, UIL Holdings continues to have positive cash flow from operating activities. This cash flow comes primarily from UI, and includes, in addition to positive cash flow from the Distribution Division, the accelerated recovery of stranded costs built into the CTA rate base. UIL Holdings has sufficient internally generated cash flows to pay its dividends to shareowners and to fund most, if not all, of its investing activities. UIL Holdings may borrow funds for its investment program to finance short-term needs from time to time, but expects to keep such borrowings at a reasonable level.

Based on current earnings projections, UIL Holdings expects that, at its quarterly reviews of the dividend, maintenance of the annual dividend of $2.88 per share will be justified, absent adverse events that materially affect earnings projections.

     THE UNITED ILLUMINATING COMPANY (UI)

                         UI EARNINGS ESTIMATES FOR 2003

UI is expected to earn $2.55-$2.65 per share in 2003, as compared to the previous estimate of $2.50-$2.60 per share. The increase is due to a warmer August than had been expected when UIL Holdings last issued earnings guidance.

For 2003, UI will incur approximately $15.5 million of additional pension and postretirement benefits expenses not presently recovered in rates under the September 26, 2002 Rate Case decision. In response to UI's November 2002 request, on March 26, 2003, the DPUC reopened the 2002 Rate Case docket for the limited purpose of examining these increased costs. In its decision on June 25, 2003, the DPUC denied the request for recovery of these increased expenses but noted that, "the Company may request regulatory treatment for this specific expense in the future by filing a motion to reopen." On July 29, 2003, UI filed a motion to reopen the June 25, 2003 decision, and on September 10, 2003, the DPUC agreed to reopen the docket. A technical meeting was held by the DPUC on November 6, 2003. Hearings are scheduled for early December and settlement discussions are ongoing. The additional pension and postretirement benefits expenses have been recorded, pro rata, by UI during 2003, and UI has taken short-term actions to mitigate their effects. Since UI must take into account the interests of its customers in making any changes to its operations to lower expenses, there is no assurance that UI will continue these short-term actions, or that UI will be able to achieve the authorized return on equity in 2003 or beyond.

UI has contracted with Dominion/VEPCO for the supply, on a fixed-price basis, of all of UI's retail customer standard offer service requirements through December 31, 2003, and for the supply of all of UI's special contract generation services requirements through 2008. This arrangement is intended to protect UI's retail customers and UIL Holdings' shareowners from market and pricing volatility.

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

Several DPUC proceedings that are currently pending could materially affect the earnings and cash flow estimates for UI in 2003 or beyond. These include, but are not limited to:

o  UI Rate Case Reopening for Pension and Postretirement Benefits Expense.
o  Seabrook Disposition of Proceeds.
o Annual CTA/SBC Reconciliation. This is the normal annual review of accounting for the CTA.
o  Establishment of the Transitional Standard Offer.

See Item 1, "Financial Statements - Notes to Consolidated Financial Statements - Note (C), Rate-Related Regulatory Proceedings" for details.

     UNITED RESOURCES, INC. (URI) EARNINGS ESTIMATES FOR 2003

Earnings from UIL Holdings' non-utility businesses, under the parent wholly-owned subsidiary URI, are expected to range from losses of $0.65 to $0.75 per share in 2003. This is a reduction from the previous range estimate of losses of $0.30 to $0.45 per share, and reflects estimated reductions in Xcelecom and minority interest investments.

     URI OPERATING BUSINESSES

                      AMERICAN PAYMENTS SYSTEMS, INC. (APS)

APS is expected to earn $0.00-$0.10 per share for UIL Holdings in 2003, unchanged from the previous earnings estimate. APS has incurred significantly higher than anticipated legal expenses to meet regulatory compliance requirements in its lines of business in the first nine months of 2003. APS has also experienced delays in achieving, to the degree and the timing anticipated, bank fees savings derived from switching to agent owned bank accounts from APS owned bank accounts, but significant progress has been made and is expected to continue. The estimate for 2003 includes improvements in the fourth quarter of the year compared to the first nine months due to reduced legal expenses, continued reduction of bank fees, increased revenues from higher transaction fees, and reduced sales, general and administrative expenses. The estimate for 2003 is an improvement from the 2002 loss of $0.13 per share due to the addition of a major new customer in late 2002, higher revenues and improved margins for the bill payment business, continued reduction of bank fees, and operational efficiencies.

                                 XCELECOM, INC.

Due to a large loss on a project recorded in the first nine months of 2003, and the continuation of reduced economic activity in Xcelecom's markets, Xcelecom is expected to lose $0.05-$0.15 per share for UIL Holdings in 2003, reduced from the previous 2003 earnings estimate of $0.10-$0.20 per share. As with other companies in the construction and systems integration industries, Xcelecom has experienced customer postponements and cancellations of projects, slowdown in spending for technology by its customers, and increased competition for fewer jobs, resulting in both lower demand and lower margins. Xcelecom has taken actions to reduce the negative impact of these items by working to reduce operating and overhead related costs. Generally, the economic activity of the non-residential construction markets in which Xcelecom participates lags the general economy by six to eighteen months, both in economic downturns and recoveries. A return to growth in Xcelecom's primary markets is therefore likely to lag any general upturn in the economy, and the timing of any recovery remains uncertain. Xcelecom is beginning to see some recovery in certain of its markets, but not in all, and Xcelecom's backlog at the end of September 2003 is up 13% compared to the same time last year. This is not expected to have any effect on results for the remainder of 2003, however.

     URI MINORITY INTEREST INVESTMENTS

Losses from URI's minority interest investments, including United Bridgeport Energy, Inc. (UBE) and United Capital Investments, Inc. (UCI), and from URI Headquarters' costs, are expected to be $0.55-$0.65 per share in 2003, revised from the previous 2003 estimated loss of $0.45-$0.55 per share. URI Headquarters' costs include unallocated interest and administrative costs.

                         UNITED BRIDGEPORT ENERGY, INC.

The earnings estimate for UBE for 2003 is a loss of $0.15-$0.20 per share, unchanged from the previous estimate. Results at UBE continue to be hampered by high natural gas prices reducing both margins and sales levels. The 2003 estimate also reflects significantly lower installed capability (ICAP) revenues than those recorded in 2002, as a result of the termination of a long-term contract, but it also reflects the absence of overhauls that occurred in 2002.

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

                        UNITED CAPITAL INVESTMENTS, INC.

UCI is expected to lose up to $0.10 per share in 2003, unchanged from the previous estimate. This is an improvement from the losses in 2002 of $0.31 per share, due principally to the absence of the $0.16 per share impairment loss taken by UCI in the second quarter of 2002.

UIL HOLDINGS' QUARTERLY EARNINGS PATTERN FOR 2003
-------------------------------------------------

The 2003 quarterly earnings pattern for UIL Holdings is expected to be somewhat different than the 2002 pattern primarily because the DPUC decision in UI's Rate Case was effective September 26, 2002, and Seabrook Station was sold on November 1, 2002. These factors have lowered earnings in the first three quarters of 2003 compared to the first three quarters of 2002. As a result of the lowered expectations for the year for the non-utility businesses, particularly Xcelecom, as explained above, UIL Holdings is expected to earn $0.00-$0.15 per share in the fourth quarter of 2004, compared to the previous estimate of $0.35-$0.45 per share.

Actual 2003 results may vary from estimates depending on factors that could affect some or all of UIL Holdings' businesses to varying degrees. The factors are discussed in the "Major Influences on Financial Condition" section, and their impacts can change from quarter to quarter.

UIL Holdings' current overall estimate of earnings per share from operations for 2003 is a range of $1.90-$2.00. The estimates of quarterly results are as follows:

Earnings per share from operations:

                              Estimated       Actual        Actual
                  Quarter    2003 Range*       2003          2002
                  -------    ----------        ----          ----
                     1       $0.25-$0.35       $0.37         $0.68
                     2       $0.40-$0.50        0.30         $0.64
                     3       $1.15-$1.30        1.19         $1.53
                     4       $0.00-$0.15                     $0.24
                                                              ----
                                                             $3.09

* Quarterly high and low range estimates are not additive, that is, the sums of the low and high range values should not be construed as representing any estimate other than UIL Holdings' annual estimate of $1.90-$2.00 per share.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

UIL Holdings believes that it has no material quantitative or qualitative exposure to market risk associated with activities in derivative financial instruments, other financial instruments or derivative commodity instruments.

ITEM 4.  CONTROLS AND PROCEDURES.

UIL Holdings Corporation (UIL Holdings) maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports to the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to UIL Holdings' management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, through United Capital Investments, Inc. and United Bridgeport Energy, Inc., UIL Holdings has minority investments in certain other entities. As UIL Holdings does not control or manage these entities, its disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those it maintains with respect to its subsidiaries.

UIL Holdings carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of UIL Holdings' disclosure controls and procedures as of September 30, 2003. Based on the foregoing, UIL Holdings' Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective.

There have been no changes in UIL Holdings' internal control over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect UIL Holdings' internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

          Exhibit
         Table Item     Exhibit
          Number        Number                 Description
         ---------      ------                 -----------
           (31)            31.1    Certification of Periodic Financial Report.
           (31)            31.2    Certification of Periodic Financial Report.
           (32)            32      Certification of Periodic Financial Report.


     (b) Reports on Form 8-K.

           Item           Financial
          Reported        Statements         Date of Report
          --------        ----------         --------------
            7, 9            None             July 28, 2003

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    UIL HOLDINGS CORPORATION




Date      11/07/2003                         /s/ Louis J. Paglia
    -----------------------         --------------------------------------------
                                            Louis J. Paglia
                                          Executive Vice President
                                          and Chief Financial Officer