Form 10-K
period 2003-12-31
UIL HOLDINGS CORP
filed 2004-03-01
CIK 1082510

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR
[   ]    TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from              to
                                        -------------   -----------

                         COMMISSION FILE NUMBER 1-15995

                            UIL HOLDINGS CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CONNECTICUT                         06-1541045
(State or other jurisdiction of
incorporation or organization)           (I.R.S.  Employer  Identification No.)

157 CHURCH STREET, NEW HAVEN, CONNECTICUT             06506
(Address of principal executive offices)             (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 203-499-2000
       ----------------------------------------------------------------


SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                 NAME OF EACH EXCHANGE ON
      REGISTRANT       TITLE OF EACH CLASS           WHICH REGISTERED
      ---------        -------------------       ------------------------

UIL Holdings Corporation  Common Stock, no par value    New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:   NONE
            -----------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ----
Indicate  by check  mark  whether  the  Registrant  is an  accelerated  filer
(as  defined  in Rule 12b-2 of the Exchange Act).  Yes   X   No
                                                       -----    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's voting stock held by non-affiliates on June 30, 2003 was $587,826,642 computed on the basis of the average of the high and low sale prices of said stock reported in the listing of composite transactions for New York Stock Exchange listed securities, published in The Wall Street Journal on July 1, 2003.

The number of shares outstanding of the registrant's only class of common stock, as of February 25, 2004 was 14,487,295.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                              Part of this Form 10-K into
 Document                                     which document is incorporated
---------------                               ------------------------------
DEFINITIVE PROXY STATEMENT
FOR ANNUAL MEETING OF THE SHAREHOLDERS
TO BE HELD ON MAY 12, 2004                                   III

                            UIL HOLDINGS CORPORATION
                                    FORM 10-K
                                DECEMBER 31, 2003

                                TABLE OF CONTENTS
                                                                    PAGE
Glossary.............................................................3

PART I
    Item 1.  Business................................................6
       General.......................................................6
       Utility Business..............................................6
          Franchises.................................................6
          Regulation.................................................6
          Rates......................................................7
          Power Supply Arrangements..................................9
          Arrangements with Other Industry Participants..............9
              New England Power Pool and ISO-New England.............9
              Hydro-Quebec..........................................10
          Environmental Regulation..................................10
       Non-Utility Businesses.......................................11
          American Payment Systems, Inc.............................11
          Xcelecom, Inc.............................................11
          United Capital Investments, Inc...........................14
              Cross-Sound Cable Company, LLC........................14
              Zero Stage Capital....................................14
              Ironbridge Mezzanine Fund.............................14
          United Bridgeport Energy, Inc.............................14
       Financing....................................................15
       Employees....................................................15
    Item 2.  Properties.............................................15
       Transmission and Distribution Plant..........................15
       Administrative and Service Facilities........................15
    Item 3.  Legal Proceedings......................................16
    Item 4.  Submission of Matters to a Vote of Security Holders....16
       Executive Officers...........................................16
PART II
   Item 5.  Market for UIL Holdings' Common Equity and Related
             Stockholder Matters....................................17
   Item 6.  Selected Financial Data.................................19
   Item 7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................20
       Overview and Strategy........................................20
       Major Influences on Financial Condition......................22
          UIL Holdings Corporation..................................22
          The United Illuminating Company...........................22
          American Payment Systems, Inc.............................26
          Xcelecom, Inc.............................................26
          United Capital Investments, Inc...........................29
          United Bridgeport Energy, Inc.............................31
       Capital Expenditure Program..................................32

                                                                         PAGE
PART II (CONTINUED)
       Liquidity and Capital Resources....................................33
          Financial Covenants.............................................36
          Contractual and Contingent Obligations..........................39
       Critical Accounting Practices......................................40
       Results of Operations..............................................44
       Looking Forward....................................................60
   Item 7a.  Quantitative and Qualitative Disclosures
              About Market Risk.......................................... 63
   Item 8.  Financial Statements and Supplementary Data...................64
       Consolidated Financial Statements..................................64
          Statement of Income for the Years 2003, 2002 and 2001...........64
          Statement of Comprehensive Income for
           the Years 2003, 2002 and 2001..................................64
          Statement of Cash Flows for the Years 2003, 2002 and 2001.......65
          Balance Sheet as of December 31, 2003 and 2002..................66
          Statement of Changes in Shareholders' Equity for
           the Years 2003, 2002 and 2001..................................68
       Notes to Consolidated Financial Statements.........................69
          Statement of Accounting Policies................................69
          Capitalization..................................................78
          Regulatory Proceedings..........................................82
          Short-Term Credit Arrangements..................................86
          Income Taxes....................................................88
          Supplementary Information.......................................91
          Pension and Other Benefits......................................92
          Unamortized Cancelled Nuclear Project...........................96
          Lease Obligations...............................................96
          Commitments and Contingencies...................................97
              Other Commitments and Contingencies.........................97
                 Connecticut Yankee.......................................97
                 Hydro-Quebec.............................................98
                 Environmental Concerns...................................98
                 Site Decontamination, Demolition and Remediation Costs...99
                 Claim of Enron Power Marketing, Inc.....................100
                 Cross-Sound Cable Company, LLC..........................100
          Fair Value of Financial Instruments............................101
          Quarterly Financial Data (Unaudited)...........................102
          Segment Information............................................103
          Goodwill and Other Intangible Assets...........................104
          Discontinued Operations........................................105
   Report of Independent Auditors........................................106
   Item 9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosures........................108
   Item 9a.  Controls and Procedures.....................................108
PART III
   Item 10.  Directors and Executive Officers............................108
   Item 11.  Executive Compensation......................................108
   Item 12.  Security Ownership of Certain Beneficial
              Owners and Management......................................109
   Item 13.  Certain Relationships and Related Transactions..............109
   Item 14.  Principal Accounting Fees and Services......................109
PART IV
   Item 15.  Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K........................................110
Signatures...............................................................115

                       GLOSSARY OF TERMS AND ABBREVIATIONS

ABO (Accumulated Benefit Obligation) - the actuarial present value of benefits
---
(whether vested or nonvested) attributed by the pension benefit formula to employee service rendered before a specified date and based on employee service and compensation prior to that date. The accumulated benefit obligation differs from the projected benefit obligation in that the ABO excludes consideration of future compensation levels.

AFUDC (Allowance for Funds Used During Construction) - the cost of utility
-----
equity and debt funds used to finance construction projects that is capitalized as part of construction cost.

C&LM (ASSESSMENT/CHARGE) (Conservation and Load Management) - statutory
----
assessment on utility retail customer bills placed in a State of Connecticut fund used to support energy conservation and load management programs.

CTA (Competitive transition assessment) - the component of electric utility
---
retail customer bills, in the state of Connecticut, to recover allowable Stranded Costs as determined by the DPUC.

CDEP  Connecticut Department of Environmental Protection.
----

DISTRIBUTION DIVISION The operating division of the utility that provides
---------------------
distribution services to the utility's retail electric customers and manages all components including the C&LM, CTA, GSC, REI. Excludes transmission operations.

DOE  United States Department of Energy.
---

DPUC (Connecticut Department of Public Utility Control) - state agency that
----
regulates certain ratemaking, services, accounting, plant and operations of Connecticut utilities.

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

FIN  FASB Interpretation Number.
---

GAAP Generally accepted accounting principles in the United States of America.
----

GSC Generation services charge, as determined by the DPUC, represents the rate
---
charged to retail customers for the generation service purchased at wholesale and delivered by UI as part of fully bundled services.

ISO-NE (ISO-New England Inc.) - an independent entity contracting with NEPOOL as
------
an independent system operator to operate the regional bulk power system (generation and ancillary products, and transmission) in New England.

ITC  Investment tax credit.
---

KV (kilovolt) - 1000 volts. A volt is a unit of electromotive force.
--

KVA (kilovoltampere) - 1,000 voltamperes. A voltampere is the basic unit of
---
apparent power of a circuit.

KW (kilowatt) - 1,000 watts.
--

KWH (kilowatthour) - the basic unit of electric energy equal to one kilowatt of
---
power supplied to or taken from an electric circuit steadily for one hour.

KSOP  401(k)/Employee Stock Ownership Plan.
----

LIBOR  London Interbank Offered Rate.
-----

MVA (megavoltampere) - 1,000 kilovoltamperes.
---

MW  (Megawatt) - 1,000 kilowatts.
--

NEPOOL (New England Power Pool) - entity operating in accordance with the New
------
England Power Pool Agreement, as amended, as approved by the FERC, to provide economic, reliable operation of the bulk power system in the New England region.

NRC (Nuclear Regulatory Commission) - federal agency that regulates operation of
---
nuclear power facilities.

O&M (Operation and maintenance) - Costs incurred in running the daily business
---
activities and maintaining the infrastructure.

OPEB (Other Post-employment benefits) - Benefits (other than pension) consisting
----
principally of health care and life insurance paid to retired employees and their dependents.

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

RCRA  The federal Resource Conservation and Recovery Act.
----

REI (Renewable Energy Investment) - statutory assessment on utility retail
---
customer bills which is transferred to a State of Connecticut fund to support renewable energy projects.

RTO (Regional Transmission Organization) - organization proposed to be created
---
jointly by ISO-NE and the New England transmission owners to strengthen the independent oversight of the region's bulk power system and wholesale electricity marketplace.

SMD (Standard market design) - marketplace changes implemented by ISO-NE
---
including the implementation of a transmission congestion management system and a multi-settlement system.

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

TRANSMISSION DIVISION The operating division of the utility that provides
---------------------
transmission services and manages all related transmission operations.

TSO (Transitional Standard Offer) - UI's obligation under Connecticut Public Act
---
03-135, subsequently amended in part by Public Act 03-221, to offer a regulated "transitional standard offer" retail service to each customer who does not choose an alternate electricity supplier.

VEBA (Voluntary Employee Benefit Association Trust) - trust accounts for health
----
and welfare plans for future payments to employees, retirees or their beneficiaries.

WATT - A unit of electrical power equal to one joule per second.
----

                                     PART I

ITEM 1.  BUSINESS.

                                     GENERAL

UIL Holdings Corporation (UIL Holdings) was formed in July 2000 and is an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935. Through its various subsidiaries, UIL Holdings operates in two principal lines of business: utility and non-utility. The utility business consists of the electric transmission and distribution operations of The United Illuminating Company (UI), while the non-utility businesses consist of the operations of American Payment Systems, Inc. (APS) and Xcelecom, Inc. (Xcelecom), and passive investments in United Capital Investments, Inc. (UCI), and United Bridgeport Energy, Inc. (UBE). UIL Holdings is headquartered in New Haven, Connecticut, where its senior management maintains offices and is responsible for overall planning, operating and financial functions. Information regarding UIL Holdings may be requested, viewed, or downloaded on-line at www.uil.com.

Due to financial information required by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," UIL Holdings has also divided its business into operating segments for financial reporting purposes. Information about the operating segments is incorporated by reference from Note (M), "Segment Information" of the Notes to Consolidated Financial Statements of this document.

                                UTILITY BUSINESS

UI is a regulated operating electric public utility established in 1899. It is engaged principally in the purchase, transmission, distribution and sale of electricity for residential, commercial and industrial purposes in a service area of about 335 square miles in the southwestern part of the State of Connecticut. The population of this area is approximately 730,000, which represents approximately 21% of the population of the State. The service area, largely urban and suburban, includes the principal cities of Bridgeport (population approximately 140,000) and New Haven (population approximately 124,000) and their surrounding areas. Situated in the service area are retail trade and service centers, as well as large and small industries producing a wide variety of products, including helicopters and other transportation equipment, electrical equipment, chemicals and pharmaceuticals. Of UI's 2003 retail electric revenues, approximately 45% were derived from residential sales, 40% from commercial sales, 13% from industrial sales and 2% from street lighting and other sales. UI's retail electric revenues are affected seasonally, primarily dependent upon the weather, with highest revenues typically in the third quarter of the year reflecting seasonal rates, hotter weather and air conditioning use. In connection with the 1998 restructuring legislation relating to the regulated electric utility industry in Connecticut, UI divested its ownership interests in generation facilities, a process which was completed in 2002 with the sale of UI's interests in the Seabrook Station nuclear generating plant.

                                   FRANCHISES

UI has valid franchises to engage in the purchase, transmission, distribution and sale of electricity in the area served by it, the right to erect and maintain certain facilities over, on and under public highways and grounds, and the power of eminent domain. These franchises are subject to alteration, amendment or revocation by the Connecticut legislature, and revocation by the Connecticut Department of Public Utility Control (DPUC) under circumstances specified by statute, and subject to certain approvals, permits and consents of public authorities and others prescribed by statute.

                                   REGULATION

UI is subject to regulation by several regulatory bodies, including the DPUC, which has jurisdiction with respect to, among other things, retail electric service rates, accounting procedures, certain dispositions of property and plant, mergers and consolidations, the issuance of securities, the condition of plant, equipment and the manner of operation in relation to the safety, adequacy and suitability to provide service to customers, including efficiency, and the location and construction of certain electric facilities. The Federal Energy Regulatory Commission (FERC) approves UI's transmission revenue requirements, which are collected through UI's transmission retail rates.

The location and construction of certain electric facilities, including electric transmission lines and bulk substations, is subject to regulation by the Connecticut Siting Council with respect to environmental compatibility and public need.

UI is a "public utility" within the meaning of Part II of the Federal Power Act and is subject to regulation by the FERC, which has jurisdiction with respect to interconnection and coordination of facilities, wholesale electric service rates, transmission tariffs and accounting procedures, among other things. See "Arrangements with Other Industry Participants."

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

The primary revenue components of UI's retail customer bills as of January 1, 2004 are as follows:

                                                                                                  Authorized     Average
                                                                                                  Return on     Price Per
Unbundled Revenue Component                              Description                                Equity       KWH (10)
---------------------------------------------------------------------------------------------------------------------------

Distribution                          The process of delivering electricity through local         10.45% (1)     $0.0355
                                      lines to the customer's home or business.
---------------------------------------------------------------------------------------------------------------------------
Transmission                          The process of delivering electricity over high voltage     10.75% (2)     $0.0054
                                      lines to local distribution lines.
---------------------------------------------------------------------------------------------------------------------------
Competitive Transition                Component of retail customer bills to recover Stranded        10.45%       $0.0139
Assessment (CTA) (3)                  Costs as determined by the DPUC.
---------------------------------------------------------------------------------------------------------------------------
Generation Services Charge (GSC) (4)  The rate charged, as determined by the DPUC, to retail         None        $0.0482
                                      customers for the generation services purchased at
                                      wholesale by UI for transitional standard offer
                                      customers.
---------------------------------------------------------------------------------------------------------------------------
Bypassable Federally Mandated         Federally mandated charge, as defined by Connecticut           None        $0.0095
Congestion Costs (BFMCC) (5)          restructuring legislation, related to the supply of
                                      electricity.
---------------------------------------------------------------------------------------------------------------------------
Systems Benefits Charge (SBC)         Charges on retail customer bills representing public        10.45% (6)     $0.0005
                                      policy costs such as generation decommissioning and
                                      displaced worker protection costs, as determined by the
                                      DPUC.
---------------------------------------------------------------------------------------------------------------------------
Conservation & Load Management        Statutory assessment on retail customer bills placed in        None        $0.0030
(C&LM) (7)                            a State of Connecticut fund used to support energy
                                      conservation and load management programs.
---------------------------------------------------------------------------------------------------------------------------
Non-Bypassable Federally Mandated     Federally mandated charge, as defined by Connecticut           None        $0.0015
Congestion Costs (NBFMCC) (8)         restructuring legislation, related to the reliability of
                                      supply delivered by the electric system.
---------------------------------------------------------------------------------------------------------------------------
Renewable Energy Investment (REI)     Statutory assessment on retail customer bills which is         None        $0.0010
(9)                                   transferred to a State of Connecticut fund to support
                                      renewable energy projects.
---------------------------------------------------------------------------------------------------------------------------

(1) DPUC authorized return on equity. As of the February 18, 2004 DPUC decision regarding UI's recovery of pension and postretirement benefits expenses, earnings above 10.45% will be shared 100% to customers in the form of accelerated amortization of stranded costs.
(2)   FERC authorized return on equity.
(3) UI earns the authorized distribution return on equity on CTA rate base. UI defers or accrues additional amortization to achieve the authorized return on equity on unamortized CTA rate base. The DPUC has approved a financing order which, when the State of Connecticut issues rate reduction bonds, will increase the CTA, and decrease the C&LM and REI by an offsetting amount, with no impact on financial results.
(4) This rate also includes a procurement fee to UI for providing transitional standard offer service and an opportunity to earn an additional incentive procurement fee if UI meets certain pricing thresholds. Except for the fees, GSC has no impact on financial results as revenue collected equals expense incurred ("pass through").
(5) BFMCC has no impact on financial results as BFMCC billing is a "pass through". It is "bypassable" because it may not be charged to customers if they choose to buy their electricity from an alternate supplier.
(6) UI earns the authorized distribution return on equity on SBC rate base. UI defers or accrues additional amortization to achieve the authorized return on equity on unamortized SBC rate base.
(7) UI has the opportunity to earn a nominal "incentive" for managing the C&LM programs. Except for the incentive, C&LM has no impact on financial results, as C&LM billing is a "pass through".
(8) NBFMCC has no impact on financial results as NBFMCC billing is a "pass through".
(9) REI has no impact on financial results as REI billing is a "pass through".
(10)  The total average price per KWH is $0.1185.

For further information refer to PART II, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (C), Regulatory Proceedings," of this Form 10-K which is hereby incorporated by reference.

                            POWER SUPPLY ARRANGEMENTS

Pursuant to Connecticut's 1998 electric industry restructuring legislation, UI's retail electricity customers are able to choose their electricity supplier. Through December 31, 2003, UI was required to offer fully bundled retail service under a regulated "standard offer" rate to each customer who did not choose an alternate electricity supplier, and to provide back-up power supply service to customers whose alternate electricity supplier failed to provide generation services for reasons other than the customers' failure to pay for such services. Beginning January 1, 2004 and continuing through December 31, 2006, UI is required to offer retail service under a regulated "transitional standard offer" rate to each customer who does not choose an alternate electricity supplier.

On December 28, 2001, UI entered into an agreement with Virginia Electric and Power Company, subsequently assigned to its affiliate Dominion Energy Marketing (Dominion), for the supply of all of UI's standard offer generation service needs from January 1, 2002 through December 31, 2003. Dominion is also contracted to supply all of UI's generation service requirements through 2008 for certain customers who entered into long-term special contracts with UI prior to the 1998 legislation.

On October 22, 2003, UI entered into an agreement with PSEG Energy Resources & Trade LLC (PSEG) for the supply of all of UI's transitional standard offer (TSO) generation service needs, excluding requirements for special contract customers, from January 1, 2004 through December 31, 2006, the end of the transitional standard offer period in Connecticut.

For further information regarding power supply arrangements, refer to PART II,
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is hereby incorporated by reference.

                  ARRANGEMENTS WITH OTHER INDUSTRY PARTICIPANTS

NEW ENGLAND POWER POOL AND ISO-NEW ENGLAND

UI has been a member of the New England Power Pool (NEPOOL) since 1971. NEPOOL was formed to assure reliable and economic operation of the bulk power system in the New England region.

The NEPOOL membership includes entities engaged in the electricity business in New England. NEPOOL has contracted with an independent entity, ISO New England Inc. (ISO-NE), for the operation of the regional bulk power system, to assure that the bulk power system will continue to be operated in accordance with the NEPOOL, the North America Reliability Council (NERC), and the Northeast Power Coordinating Council (NPCC) reliability objectives and also to assure that the wholesale power markets will be workably competitive and non-discriminatory. Various energy, capacity, and ancillary services products are purchased in the NEPOOL market; in addition, participants may enter into bilateral contracts for purchase/sale of these products.

On March 1, 2003, NEPOOL and ISO-NE implemented substantial marketplace changes, referred to as standard market design (SMD), as approved by the FERC. These SMD changes included the implementation of a transmission congestion management system and a multi-settlement system. The SMD processes employed in New England are based on systems that are currently operational in the Pennsylvania-New Jersey-Maryland control area.

On October 31, 2003, ISO-NE filed a joint proposal with the New England transmission owners at the FERC for the creation of a regional transmission organization (RTO). ISO-NE expects that the creation of an RTO for New England will strengthen the independent oversight of the region's bulk power system and wholesale electricity marketplace. UI is a signatory to the filing and, if the filing is approved by the FERC, UI would have the opportunity to join the New England RTO and become eligible for the FERC's transmission return on equity joining incentive (50 basis points above the approved transmission return on equity). If approved, the RTO could become operational in 2004.

HYDRO-QUEBEC

UI is a participant in the Hydro-Quebec transmission tie facility linking New England and Quebec, Canada. UI has a 5.45% participating share in this facility, which has a maximum 2000 megawatt equivalent generation capacity value.

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

In accordance with applicable regulations, UI has disposed of residues from operations at landfills. In recent years it has been determined that such disposal practices, under certain circumstances, can cause groundwater contamination. Although UI has no knowledge of the existence of any such contamination, if UI or regulatory agencies determine that remedial actions must be taken in relation to past disposal practices, UI may experience substantial costs prior to seeking regulatory recovery.

In complying with existing environmental statutes and regulations and further developments in these and other areas of environmental concern, including legislation and studies in the fields of water and air quality, hazardous waste handling and disposal, toxic substances, and electric and magnetic fields, UI may incur substantial capital expenditures for equipment modifications and additions, monitoring equipment and recording devices, and it may incur additional operating expenses. Litigation expenditures may also increase as a result of ongoing scientific investigations, and speculation and debate, concerning the possibility of harmful health effects of electric and magnetic fields. The total amount of these expenditures is not now determinable.

UI's January 2004 purchase of its Electric System Work Center property, located in Shelton, Connecticut, initiated a review by the Connecticut Department of Environmental Protection's (CDEP) Transfer Act Program. Under this review, the

CDEP has an opportunity to examine the current environmental conditions at the site and direct remediation, or further remediation, of any areas of concern. Possible areas of concern include locations where previous oil spills had been reported and remediated. The CDEP may investigate events that are currently listed as "closed" (meaning that the CDEP had previously determined that no further action was required). It is expected that the CDEP will complete its review by the end of the first quarter of 2004.

UI sold property to Bridgeport Energy LLC (BE) on April 16, 1999. In connection with the sale of the property, UI entered into an environmental indemnity agreement with BE, in which UBE holds a minority interest, to provide indemnification related to certain environmental conditions specific to the site where BE's generation facilities were constructed. Because of soil management and other environmental remediation activities that were performed during construction of the generation facilities, UI does not regard its exposure under the environmental indemnity agreement as material.

Additional discussion regarding environmental issues may be found in PART II,
Item 8 of this Form 10-K under the caption, "Financial Statements and Supplementary Data" - Notes to Consolidated Financial Statements - Note (J), Commitments and Contingencies - Site Decontamination, Demolition and Remediation Costs", which information is hereby incorporated by reference.

                             NON-UTILITY BUSINESSES

UIL Holdings serves as the parent corporation for several non-utility businesses, each of which is incorporated separately to participate in business ventures that are intended to provide incremental earnings to UIL Holdings' shareowners.

                         AMERICAN PAYMENT SYSTEMS, INC.

APS provides a variety of financial products and services throughout the United States through its network of approximately 10,000 retailers (agents) in locations in grocery stores, pharmacies, banks and check-cashing stores in 47 states. APS' products and services are targeted at persons who do not have banking relationships or are infrequent users of non-cash methods of payment. These products and services include: (1) walk-in bill payments; (2) prepaid telephony products; and (3) prepaid stored value cards.

On December 16, 2003, UIL Holdings entered into an agreement to sell APS to CheckFree Corporation (CheckFree), a leading provider of financial electronic commerce services and products. Under the terms of the agreement, and pending receipt of regulatory approvals and satisfaction of customary closing conditions, CheckFree will pay approximately $110 million in cash for the outstanding stock of APS. The transaction is expected to close during the second quarter of 2004, with the resulting gain on the sale to be recognized at that time.

CheckFree will not acquire APS' telephony assets, which include APS' 51% ownership interest in CellCards of Illinois, LLC (CCI). Following execution of the agreement to sell APS, management determined that the telephony business is not part of UIL Holdings' overall strategic business focus, and therefore developed a plan to pursue the sale of APS' telephony assets. As part of that plan, CCI was sold for book value to an independent third party on February 13, 2004.

As a result of the events described above, APS has been categorized as "held for sale" as of December 31, 2003 for financial accounting purposes, and as such, its results are included in discontinued operations in the accompanying consolidated statements of income included herein, for all periods presented.

                                 XCELECOM, INC.

Xcelecom and its subsidiaries operate in two primary lines of business in certain regional markets of the Eastern United States. The specialty construction trade services line of business, which accounts for approximately 90% of Xcelecom's annual revenues, provides general and specialty electrical, mechanical and voice-data-video design, construction, and related services. The computer network system integration services line of business provides computer system local and wide area network integration design, installation and consulting services. Xcelecom's subsidiaries include Allan Electric Co., Inc., Brite-Way Electrical Contractors, Inc., JBL Electric, Inc. and The Datastore, Incorporated, all in New Jersey, Orlando Diefenderfer Electrical Contractors, Inc., in Pennsylvania, 4Front Systems, Inc., in North Carolina, J. E. Richards, Inc. and Richards Electric, Inc., in Maryland, Terry's Electric, Inc., in Florida, and Johnson Electric Co., Inc., M. J. Daly & Sons, Inc., McPhee Electric Ltd., LLC and McPhee Utility Power and Signal, Ltd., all in Connecticut. Xcelecom also owns and operates two heating and cooling energy centers, through its Thermal Energies, Inc. subsidiary, providing service to two of New Haven, Connecticut's largest office and government complexes.

Xcelecom is the eighth largest provider of electrical contracting services in the United States according to Engineering News Record Magazine. Xcelecom provides a broad range of services including designing, building, maintaining and servicing electrical, data communications and utilities systems for commercial, industrial and residential customers. Xcelecom's electrical contracting services include design of the electrical distribution systems within a building or complex, procurement and installation of wiring and connection to power sources, end-use equipment and fixtures, as well as long-term contract maintenance. Xcelecom's mechanical contracting services include the design, procurement and installation systems for heating, ventilation, air conditioning, refrigeration and clean room ventilation systems, along with plumbing, process and fire protection piping systems. Xcelecom's customer base is diverse and includes general contractors, property managers and developers, corporations, government agencies and municipalities, utilities, gaming facilities and homeowners. Xcelecom provides these specialty construction trade services in most major markets along the U.S. eastern seaboard.

Demand for Xcelecom's specialty construction trade services is driven by construction and renovation activity levels, as well as changes to local and national electrical codes.

Xcelecom's service and maintenance revenues are derived from service calls and routine maintenance contracts, which tend to be recurring and less sensitive to economic fluctuations. Service and maintenance is supplied on a long-term and per-call basis. Long-term service and maintenance is provided through contracts that require the customer to pay an annual or semi-annual fee for periodic diagnostic services at a specific discount from standard prices for repair and replacement services. Per-call service and maintenance is initiated when a customer requests emergency repair service.

The computer network systems integration business line is a full-service provider of enterprise-wide network solutions. Specialties include design, installation, management and support of a variety of network needs ranging from point-to-point data and communications installations to complex Wide Area data and communication networks. Xcelecom's clients include medium size local and regional businesses, leading healthcare and educational facilities, and selected Fortune 100 technology, financial services and pharmaceutical companies. Xcelecom's computer network systems integration business operates primarily in certain regional markets in the Eastern United States.

Xcelecom manages operations based on business lines. Within the specialty construction trade services business line, the subsidiaries are managed by two corporate-based senior operating officers reporting directly to Xcelecom's President. The computer network system integration services business line reports directly to a corporate-based senior operating officer, who in turn reports directly to the President. This operating structure provides a platform for strong operating and financial controls, allows for efficient management of the business, and fosters implementation of best practices across the organization. This structure also provides the ability to manage certain customer and vendor relationships above the local level. Utilizing this structure enables Xcelecom to continue to expand the services and expertise it offers in each market by using specialized technical and marketing skills to maintain and strengthen relationships with general contractors and other customers; build positive relationships with engineers, architects and key suppliers; and continuously improve project execution, sales, administrative, safety, and training practices.

MARKET DATA

Using the most recently available data from F. W. Dodge, the largest provider of project news, plans and analysis service for construction professionals in the United States and Canada, it is estimated that the electrical contracting industry, Xcelecom's primary source of revenues, will generate annual revenues in excess of $80 billion in 2004. The electrical contracting industry is highly fragmented, with more than 70,000 companies, most of which are small, owner-operated businesses. The most recent ranking of U.S. electrical contractors by the Engineering News Record magazine indicates that there are only 12 U.S. electrical contractors with revenues in excess of $200 million. F.
W. Dodge data indicates total non-residential construction industry revenues in the markets served by Xcelecom have grown at an average compound rate of approximately two percent from 1997 through 2003. This includes a decline in the market from 2001 to 2003 of over thirteen percent, where commercial and industrial construction spending was down due to the slowdown in the U.S. economy during that period.

Xcelecom had a backlog of contractually obligated work to be completed as of December 31, 2003 of approximately $147 million, as compared with backlog of approximately $108 million as of December 31, 2002. This increase in backlog is predominantly due to a number of new contract awards in several local geographic markets in the latter part of 2003. However, because of increased competition, the overall expected gross margin related to the year end 2003 backlog is slightly lower, in percentage terms, than the expected gross margin percentage carried in the year end 2002 backlog balance. There has been a shift in the composition of backlog from time to time, based on market demand and economic trends in Xcelecom's geographic markets. During 2003, the backlog of work in progress for commercial and industrial work declined in the areas of commercial office buildings, hotels and condominiums, manufacturing facilities and transportation industry work, while areas of backlog growth included institutions, utility work and projects for state and local government.

COMPETITION

The specialty construction trade services and computer network systems integration industries are highly fragmented and competitive. In the specialty construction trade services business line, most of Xcelecom's competitors are small, owner-operated companies that typically operate in a limited geographic area. However, Xcelecom also faces competition from several larger regional and national firms, some of which are publicly owned. Competition is based primarily on price, technical capability, workforce size and ability, and experience and reputation.

The computer network systems integration industry is intensely competitive. Competition is based primarily on price, product availability, speed of delivery, credit availability, the ability to tailor specific solutions to customer needs, and quality and breadth of product lines. Within the business line, there is also competition from numerous large publicly owned entities, including technology and telecommunications companies, along with smaller regional and local owner-operated entities. These marketers and resellers include national direct marketers and national and regional resellers, including value-added resellers and specialty retailers, aggregators, distributors, national computer retailers, computer superstores, Internet-only computer providers, consumer electronics and office supply superstores and mass merchandisers. Product manufacturers, in particular, have increased their efforts to sell directly to the business customer, particularly larger corporate customers and, thus, have become more of a competitive threat than in the past.

Certain competitors have longer operating histories and greater financial, technical, marketing and other resources than Xcelecom. In addition, some of these competitors may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Many current and potential competitors also have greater name recognition and engage in more extensive promotional activities, offer more attractive terms to customers and adopt more aggressive pricing policies than Xcelecom does. Additionally, some of Xcelecom's competitors have lower operating cost structures, allowing them to profitably employ more aggressive pricing strategies. There can be no assurance that Xcelecom will be able to compete effectively with current or future competitors or that the competitive pressures will not have a material adverse effect on Xcelecom's business, results of operations and financial condition.

Decreasing prices of Xcelecom's products and services offerings will require Xcelecom to sell a greater number of products and services to achieve the same level of net sales and gross profit, and to effectively manage its fixed and variable overhead costs to maintain a similar level of earnings before interest and taxes. In the future, competition may be encountered from new market entrants.

Further discussion regarding Xcelecom's business may be found in PART II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K, which information is hereby incorporated by reference.

                        UNITED CAPITAL INVESTMENTS, INC.

UCI was established to make passive or minority interest investments, and its investments include:

CROSS-SOUND CABLE COMPANY, LLC (CROSS-SOUND) - UCI has a 25% interest in Cross-Sound, which owns and operates a 330-megawatt transmission line (cable) connecting Connecticut and Long Island under Long Island Sound. The value of UCI's share of the Cross-Sound cable project as of December 31, 2003 was $33 million. TransEnergieUS Ltd., the project developer and majority owner, is a Delaware corporation and a subsidiary of TransEnergie HQ Inc., the transmission affiliate of Hydro-Quebec (HQ). Cross-Sound has a twenty-year contract with the Long Island Power Authority for the entire capacity of the transmission line for its commercial operation. The cable has been installed and is operating under a Department of Energy (DOE) Emergency Order, although it has yet to achieve commercial operation status pending the resolution of permit issues. An interim operating agreement, structured similarly to the twenty-year contract, has been developed to cover operation until commercial status is achieved.

See PART II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Major Influences on Financial Condition," for further information regarding Cross-Sound.

ZERO STAGE CAPITAL - UCI has invested $3.2 million in Zero Stage VI, a Small Business Investment Company (SBIC) fund targeting the Northeast region of the United States. UCI has also funded $3.5 million of a $4 million commitment to Zero Stage VII, a national technology venture capital fund. UCI expects to invest the final $0.5 million in Zero Stage VII in 2004. Along with the opportunity to earn returns, UIL Holdings views these funds as a means of promoting local economic development. These funds have made no distributions to date. Due to the nature of its investments and market conditions, the carrying value of Zero Stage VI has decreased substantially over the past two years. The value of UCI's investments in Zero Stage VI and VII as of December 31, 2003 were $0.1 million and $2.9 million, respectively.

IRONBRIDGE MEZZANINE FUND - In 2001, UCI committed $1 million to Ironbridge Mezzanine Fund, of which it has funded $0.5 million as of December 31, 2003. UCI expects to fund the remaining capital commitment over the next several years. Ironbridge is a regional SBIC fund committed to investing a portion of its capital in women and minority-owned businesses and businesses located in low and moderate income areas. The value of UCI's investment in Ironbridge Mezzanine Fund as of December 31, 2003 was $0.4 million.

UCI has no current plans to make additional minority interest investments.

                         UNITED BRIDGEPORT ENERGY, INC.

UBE holds a 33 1/3% ownership interest, as a minority investor, in Bridgeport Energy LLC (BE), the owner of a gas-fired 520 MW merchant wholesale electric generating facility located in Bridgeport, Connecticut. The remainder of BE is owned, and the facility is operated by, an affiliate of Duke Energy. BE began commercial operation in 1999 and sells energy and generation capacity into the wholesale market. The plant has an agreement through August 2018 with Duke Energy Trading and Marketing (DETM), a joint venture between Duke Energy and Exxon Mobil, which gives DETM the right to deliver natural gas to the facility and market all of the electricity generated by the facility. DETM reimburses BE under a formula based on the difference between gas costs and electric prices. In January 2004, Duke Energy announced plans to wind down DETM as part of a plan to restructure its merchant energy business. UBE does not anticipate these plans to have a negative impact on the operations of BE. As of December 31, 2003, UBE's investment in BE had a carrying value of $82.1 million.

                                    FINANCING

Information regarding UIL Holdings' capital requirements and resources and its financings and financial commitments may be found in PART II, Item 7 of this Form 10-K under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," which information is hereby incorporated by reference.

                                    EMPLOYEES

As of December 31, 2003, UIL Holdings and its subsidiaries had a total of 2,912 employees, consisting of 31 in UIL Holdings, 820 in UI and 2,061 in the non-utility subsidiaries. Of the 820 UI employees, 363 were members of Local 470-1, Utility Workers Union of America, AFL-CIO. UI and its unionized employees entered into a three-year agreement which expires on May 15, 2005. Of the 2,061 employees of the non-utility subsidiaries, 224 were employed by APS, 1,835 by Xcelecom and its subsidiaries, and 2 by UCI. Certain of Xcelecom's subsidiaries have collective bargaining agreements that cover, in the aggregate, approximately 932 employees. Substantially all of these collective bargaining agreements contain "no-strike" clauses. Xcelecom has not experienced any significant strikes or work stoppages.


ITEM 2.  PROPERTIES.

                       TRANSMISSION AND DISTRIBUTION PLANT

The transmission lines of UI consist of approximately 102 circuit miles of overhead lines and approximately 15 circuit miles of underground lines, all operated at 345 KV or 115 KV and located within or immediately adjacent to the territory served by UI. These transmission lines are part of the New England transmission grid. A major portion of UI's transmission lines is constructed on railroad right-of-way pursuant to two Transmission Line Agreements. One of the agreements expired in May 2000 and a new agreement was reached in June 2003 and applied retroactively. The new agreement expires in May 2030 and will be automatically extended for up to two successive renewal periods of fifteen years each, unless UI provides timely written notice of its election to reject the automatic extension. The other agreement will expire in May 2040.

UI owns and operates 25 bulk electric supply substations with a capacity of 1,784 MVA, and 26 distribution substations with a capacity of 132 MVA. UI has 3,233 pole-line miles of overhead distribution lines and 130 conduit-bank miles of underground distribution lines.

See PART II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Expenditure Program" concerning the estimated cost of additions to UI's transmission and distribution facilities, which information is hereby incorporated by reference.

                      ADMINISTRATIVE AND SERVICE FACILITIES

Both UIL Holdings' and UI's corporate headquarters are located in New Haven, Connecticut. Additionally, UI occupies several facilities within its service territory for administrative and operational purposes.

APS currently leases office space in Wallingford, Connecticut, which is the site of its corporate headquarters.

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

ITEM 3.  LEGAL PROCEEDINGS.

UCI has a 25% interest in Cross-Sound Cable Company, LLC (Cross-Sound), whose cable operation may be affected by the outcome of a request by the Connecticut Attorney General and the Connecticut Department of Environmental Protection to the United States Department of Energy (DOE) for stay or rehearing of the August 28 DOE Emergency Order that directed the Cross-Sound cable to operate. Neither UIL Holdings nor any of its subsidiaries is a party to the DOE proceeding.

See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Major Influences," for further discussion, which information is hereby incorporated by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2003.

                               EXECUTIVE OFFICERS

The names and ages of all executive officers of UIL Holdings and all such persons chosen to become executive officers, all positions and offices with UIL Holdings held by each such person, and the period during which he or she has served as an officer in the office indicated, are as follows:


NAME                            AGE*     POSITION                                            EFFECTIVE DATE
----                            ---      --------                                            --------------

Nathaniel D. Woodson            62       Chairman of the Board of Directors, President and   March 22, 1999
                                         Chief Executive Officer
Louis J. Paglia                 46       Executive Vice President and Chief Financial        July 1, 2002
                                         Officer
Susan E. Allen                  44       Vice President Investor Relations, Corporate        August 28, 2000
                                         Secretary and Assistant Treasurer
Charles J. Pepe                 55       Treasurer and Assistant Secretary                   August 28, 2000
Gregory W. Buckis               43       Controller                                          June 30, 2003

-----------------------
*As of December 31, 2003

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

A brief account of the business experience during the past five years of each executive officer of UIL Holdings is as follows:

NATHANIEL D. WOODSON. Mr. Woodson served as Chairman of the Board of Directors, President and Chief Executive Officer of The United Illuminating Company during the period January 1, 1999 to January 31, 2001. He has served as Chairman of the Board of Directors and Chief Executive Officer of The United Illuminating Company since February 1, 2001 and Chairman of the Board of Directors, President and Chief Executive Officer of UIL Holdings Corporation since its inception on March 22, 1999.

LOUIS J. PAGLIA. Mr. Paglia served as Executive Vice President and Chief Financial Officer of ECredit.com, Inc. from 1999 to 2001. Mr. Paglia joined UIL Holdings Corporation in April 2002 and has served as Executive Vice President and Chief Financial Officer since July 1, 2002.

SUSAN E. ALLEN. Ms. Allen served as Manager of Financing and Corporate Secretary Administration of The United Illuminating Company during the period January 1, 1999 to June 30, 1999 and Director Finance and Corporate Secretary Administration of The United Illuminating Company from July 1, 1999 to June 25, 2000. She has served as Vice President Investor Relations, Corporate Secretary and Assistant Treasurer of The United Illuminating Company since June 26, 2000 and of UIL Holdings Corporation since August 28, 2000.

CHARLES J. PEPE. Mr. Pepe served as Assistant Treasurer and Assistant Secretary of The United Illuminating Company during the period January 1, 1999 to June 25, 2000. He has served as Treasurer and Assistant Secretary of The United Illuminating Company since June 26, 2000 and of UIL Holdings Corporation since August 28, 2000.

GREGORY W. BUCKIS. Mr. Buckis served as Vice President of Administration and Group Controller for Science Applications International Corporation from January 1, 1999 to September 11, 2000. He served as Vice President and Controller for the NASDAQ Stock Market Inc. from September 12, 2000 to June 29, 2003. He has served as Controller of UIL Holdings Corporation since June 30, 2003.


                                     PART II

ITEM 5.  MARKET FOR UIL HOLDINGS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

UIL Holdings' Common Stock is traded on the New York Stock Exchange, where the high and low closing sale prices during 2003 and 2002 were as follows:

                                2003 SALE PRICE        2002 SALE PRICE
                                ---------------        ---------------
                                HIGH        LOW        HIGH        LOW
                                ----        ---        ----        ---

     First Quarter             $37.70     $31.01     $58.10      $51.65
     Second Quarter             45.65      34.67      58.53       52.75
     Third Quarter              40.77      34.98      56.35       35.35
     Fourth Quarter             46.07      36.12      35.50       29.06

Quarterly dividends on the Common Stock have been paid since 1900. The quarterly cash dividends declared in 2003 and 2002 were at a rate of $0.72 per share.

UIL Holdings expects to continue its policy of paying regular cash dividends, although there is no assurance as to the amount of future dividends because they depend on future earnings, capital requirements, and financial condition.

Further information regarding payment of dividends is provided in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

As of December 31, 2003, there were 10,760 Common Stock shareowners of record.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                       NUMBER OF SECURITIES
                                                                                      REMAINING AVAILABLE FOR
                               NUMBER OF SECURITIES TO                                 FUTURE ISSUANCE UNDER
                               BE ISSUED UPON EXERCISE        WEIGHTED AVERAGE       EQUITY COMPENSATION PLANS
                               OF OUTSTANDING OPTIONS,       EXERCISE PRICE OF         (EXCLUDING SECURITIES
                                 WARRANTS AND RIGHTS        OUTSTANDING OPTIONS,     REFLECTED IN COLUMN (A))
                                         (A)                WARRANTS AND RIGHTS                 (C)
         PLAN CATEGORY                                              (B)
   -------------------------- --------------------------- ------------------------- ----------------------------
   Equity Compensation
   Plans Approved by
   Security Holders                    884,535                     $45.17                   358,492 (1)

   Equity Compensation
   Plans Not Approved by
   Security Holders                      None                        -                           -

   Total                               884,535                     $45.17                   358,492 (1)


(1) Includes 40,086 shares authorized for issuance under the UIL Holdings Deferred Compensation Plan, which is a non-qualified benefit plan.

ITEM 6. SELECTED FINANCIAL DATA
                                                            2003           2002          2001           2000          1999
===================================================================================================================================
FINANCIAL RESULTS OF OPERATION ($000'S)
Sales of electricity
  Utility
    Retail
        Residential                                       $  273,230    $ 281,307     $ 266,585      $ 252,730     $ 271,605
        Commercial                                           248,257      256,077       254,842        242,075       256,246
        Industrial                                            82,087       91,129        95,250         96,955       100,437
        Other                                                 10,311       10,512        10,501         10,587        11,308
                                                         ------------  -------------  ------------  ------------- -------------
    Total Retail                                             613,885      639,025       627,178        602,347       639,596
    Wholesale                                                 24,591       58,249        61,570         67,990        24,334
    Other operating revenues                                  31,144       30,259        26,070         34,354        16,045
Non-utility businesses                                       294,057      310,063       312,642        138,491        35,510
                                                         ------------  -------------  ------------  ------------- -------------
    Total operating revenues                                 963,677    1,037,596     1,027,460        843,182       715,485
                                                         ------------  -------------  ------------  ------------- -------------
Operating income                                              88,957      124,702       144,594        146,673       154,167
                                                         ------------  -------------  ------------  ------------- -------------
Income from Continuing Operations, net of tax                 29,537       45,751        59,563         58,723        50,677
Discontinued Operations, net of tax (Note O)                  (6,251)      (1,804)         (200)         2,034         1,547
                                                         ------------  -------------  ------------  ------------- -------------
Net income                                                    23,286       43,947        59,363         60,757        52,224
Premium (Discount) on preferred stock redemption                 -            -             -              -              53
Preferred and preference stock dividends                         -            -             -              -              66
                                                         ------------  -------------  ------------  ------------- -------------
Income applicable to common stock                         $   23,286    $  43,947      $ 59,363       $ 60,757      $ 52,105
===================================================================================================================================
FINANCIAL CONDITION ($000'S)
Property, Plant and Equipment in service - net (1)        $  512,327    $ 471,670     $ 499,470      $ 503,340     $ 488,675
Deferred charges and regulatory assets                       895,640      813,299       839,161        897,504       924,807 (2)
Assets of discontinued operations                            120,261      123,005       123,610        110,329        69,888
Total Assets (3)                                           1,879,074    1,793,759     1,876,264      1,880,076     1,808,717
Current portion of long-term debt                                -        100,000       100,000            -          25,000
Net long-term debt excluding current portion                 495,460      395,432       498,557        522,221       518,228
Preferred stock & company-obligated mandatorily redeemable
  securities of subsidiaries holding solely parent debentures    -            -             -              -          50,000
Net common stock equity                                      492,774      482,352       499,995        479,045       458,298
===================================================================================================================================
COMMON STOCK DATA
 Average number of shares outstanding - basic (000's)         14,291       14,239        14,097         14,073        14,052
 Number of shares outstanding at year-end (000's)             14,315       14,272        14,116         14,077        14,063
 Earnings per share  - basic:
  Continuing Operations                                   $     2.07    $    3.22        $ 4.22         $ 4.18        $ 3.60
  Discontinued Operations (Note O)                        $    (0.44)   $   (0.13)      $ (0.01)        $ 0.14        $ 0.11
                                                         ------------  -------------  ------------  ------------- -------------
  Net Earnings                                            $     1.63    $    3.09        $ 4.21         $ 4.32        $ 3.71
 Earnings per share  - diluted
  Continuing Operations                                   $     2.07    $    3.21        $ 4.20         $ 4.17        $ 3.60
  Discontinued Operations (Note O)                        $    (0.44)   $   (0.13)      $ (0.01)        $ 0.14        $ 0.11
                                                         ------------  -------------  ------------  ------------- -------------
  Net Earnings                                            $     1.63    $    3.08        $ 4.19         $ 4.31        $ 3.71

 Book value per share                                     $    34.44    $   33.80       $ 35.42        $ 34.03       $ 32.59
 Dividends declared per share                             $     2.88    $    2.88        $ 2.88         $ 2.88        $ 2.88
 Market Price:
    High                                                  $    46.07    $   58.53       $ 52.42        $ 55.13       $ 53.19
    Low                                                   $    31.01    $   29.06       $ 44.25        $ 38.13       $ 39.31
    Year-end                                              $    45.10    $   34.87       $ 51.30        $ 49.75       $ 51.38
===================================================================================================================================
OTHER FINANCIAL AND STATISTICAL DATA (UTILITY ONLY) (UNAUDITED)
Sales by class (millions of kWh's)
      Residential                                              2,262        2,247         2,120          2,057         2,054
      Commercial                                               2,502        2,466         2,476          2,403         2,388
      Industrial                                                 952        1,022         1,082          1,146         1,162
      Other                                                       47           46            46             48            48
                                                         ------------  -------------  ------------  ------------- -------------
        Total                                                  5,763        5,781         5,724          5,654         5,652
                                                         ------------  -------------  ------------  ------------- -------------
Number of retail customers by class (average)
      Residential                                            288,405      287,632       286,331        284,955       282,986
      Commercial                                              29,687       29,757        29,889         29,776        29,757
      Industrial                                               1,595        1,630         1,707          1,725         1,746
      Other                                                    1,306        1,267         1,250          1,207         1,185
                                                         ------------  ------------  ------------- -------------  -------------
        Total                                                320,993      320,286       319,177        317,663       315,674
                                                         ------------  ------------- ------------- -------------  -------------
Average price per kilowatt hour by class (cents)
      Residential                                              12.08        12.52         12.57          12.29         13.22
      Commercial                                                9.92        10.39         10.29          10.07         10.73
      Industrial                                                8.62         8.92          8.80           8.46          8.64

Revenues - retail sales per kWh                                10.65        11.05         10.96          10.65         11.31
===================================================================================================================================

  (1) Reflects 1999 reclassification of $518.3 million of nuclear assets from plant in-service to regulatory asset, as well as reclassification of asset removal costs from accumulated depreciation to regulatory liabilities for all years presented.
  (2) Reflects reclassification of $518.3 million of nuclear assets from plant in-service to regulatory asset.
  (3) Reflects reclassification of asset removal costs from accumulated depreciation to regulatory liabilities for all years presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


CERTAIN STATEMENTS CONTAINED HEREIN, REGARDING MATTERS THAT ARE NOT HISTORICAL FACTS, ARE FORWARD-LOOKING STATEMENTS (AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995). SUCH FORWARD-LOOKING STATEMENTS INCLUDE RISKS AND UNCERTAINTIES; CONSEQUENTLY, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED THEREBY, DUE TO IMPORTANT FACTORS INCLUDING, BUT NOT LIMITED TO, GENERAL ECONOMIC CONDITIONS, LEGISLATIVE AND REGULATORY CHANGES, DEMAND FOR ELECTRICITY AND OTHER PRODUCTS AND SERVICES, CHANGES IN ACCOUNTING PRINCIPLES, POLICIES OR GUIDELINES, AND OTHER ECONOMIC, COMPETITIVE, GOVERNMENTAL, AND TECHNOLOGICAL FACTORS AFFECTING THE OPERATIONS, MARKETS, PRODUCTS, SERVICES AND PRICES OF THE SUBSIDIARIES OF UIL HOLDINGS CORPORATION (UIL HOLDINGS). MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. YOU SHOULD CONSIDER THE AREAS OF RISK DESCRIBED IN CONNECTION WITH ANY FORWARD-LOOKING STATEMENTS THAT MAY BE MADE HEREIN. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF.

                              OVERVIEW AND STRATEGY

UIL Holdings Corporation (UIL Holdings) operates in two principal lines of business: utility and non-utility. The utility business consists of the operations of The United Illuminating Company (UI), while the non-utility business consists of the direct operations of Xcelecom, Inc. (Xcelecom) and American Payment Systems, Inc. (APS; Discontinued Operations). The non-utility business also includes United Capital Investments, Inc. (UCI), and United Bridgeport Energy, Inc. (UBE), entities which indirectly support the operations of their respective passive investments.

As a result of Connecticut's 1998 electric industry restructuring legislation, UI divested its ownership interests in generation facilities. Over the past four years UIL Holdings invested the proceeds of the sale of UI's generation facilities in non-utility businesses to offset the expected reduction in utility earnings resulting from this restructuring. Some of these investments have not generated expected results due to a number of factors including the following: a slow economy resulting in less construction business with lower margins for Xcelecom, poor investment market conditions offsetting the value of UCI's passive investments, high natural gas prices affecting the value of UBE, and contract issues related to certain Xcelecom projects. UIL Holdings' overall corporate strategy is to create shareholder value by actively managing the UI and Xcelecom operating businesses to maximize earnings and cash flow, while providing superior reliability and customer satisfaction within its service territory. UIL Holdings plans to improve the value of both the utility and non-utility businesses and investments through operating initiatives designed to improve results and strategic objectives designed to increase value. In particular, UIL Holdings plans to actively manage its costs, capitalize on synergies within the Xcelecom operating segment to improve performance, and evaluate the possible restructuring or refinancing of certain of the passive investments.

                         THE UNITED ILLUMINATING COMPANY

UI, the largest business unit of UIL Holdings, is a transmission and distribution electric utility whose primary objective is to provide reliable, cost-effective service to the customers in the seventeen towns or cities in which it operates. To provide reliable service, management will prudently invest in, and maintain, its transmission and distribution infrastructure. As such, UI, together with The Connecticut Light and Power Company (which also provides electric transmission and distribution service in Connecticut) has applied for siting approval to construct a major transmission upgrade in southwest Connecticut. UI plans to manage operating and maintenance costs to optimize return on equity, earnings and cash flow. While revenues are expected to remain level, earnings from UI's CTA component are expected to decline over time due to the planned amortization and resulting reduction in the stranded cost rate base. UI's investment in infrastructure may not offset the decline of the stranded cost rate base, as the opportunity to invest in transmission infrastructure is limited by the size of its service territory.

                                 XCELECOM, INC.

Xcelecom, the second largest business unit of UIL Holdings, is an electrical and mechanical contractor and voice-data-video design company that operates in the eastern portion of the United States. Xcelecom was built through a series of acquisitions over the past four years. Xcelecom's primary objective is to continue to improve its operating performance in the markets that it serves. Xcelecom expects to improve performance, in part, by capitalizing on synergies throughout its network of subsidiaries, including best practices for safety and risk management, project management and estimation, information systems, cross-sales development and cash management and banking. Through these and other initiatives, Xcelecom plans to manage operating costs to maximize earnings and cash flow that will be used to meet substantially all of the operating and most contractual commitments of its business.

Over the last several years, Xcelecom has expanded its business by pursuing an aggressive acquisition program. Due to the effects of the economic downturn on Xcelecom's business, in addition to the lack of available and potentially desirable acquisitions, Xcelecom has curtailed its acquisition program. Xcelecom currently does not intend to grow materially through acquisitions in the foreseeable future; however, it will continually evaluate acquisition prospects that could complement and expand its existing business platforms.

                        UNITED CAPITAL INVESTMENTS, INC.

As a minority partner in Cross-Sound Cable Company, LLC (Cross-Sound), UCI will continue to work to maximize the value of its investment in Cross-Sound. To achieve this objective, UCI will support the majority owner and project developer, TransEnergieUS Ltd., in the efforts to get the interim operating contract between Cross-Sound and the Long Island Power Authority (LIPA) approved by all required authorities, as this contract provides Cross-Sound's compensation for operation of the cable under the Department of Energy Emergency Order enacted on August 28, 2003. UCI will also focus on resolving all permit issues so the cable can achieve commercial operation.

UCI is a limited partner in three investment funds; its equity participation in such funds ranges from 3%-7%. Two funds are venture capital funds that invest in emerging growth companies, of which one is also licensed by the U.S. Small Business Administration (SBA) as a Small Business Investment Company (SBIC). The third fund is also a SBIC that focuses on mezzanine financing while also investing a portion of its capital in women and minority-owned small businesses and businesses located in low and moderate income areas. As a mezzanine fund, it provides growth and acquisition capital to privately held businesses committed to sustainable long-term growth; its focus on more mature companies means that UCI's investment is subject to less risk, and also smaller potential returns, in comparison to the venture capital funds.

                         UNITED BRIDGEPORT ENERGY, INC.

As a minority owner of Bridgeport Energy, LLC, (BE), UBE will continue to work to maximize the commercial value of the plant. To achieve this objective, UBE will work with the majority owner and project manager, a Duke Energy affiliate, to optimize factors affecting the plant. Two major factors of focus are the procurement of natural gas to be used by BE and maximizing the installed capacity market revenues.

                         AMERICAN PAYMENT SYSTEMS, INC.

APS is a walk-in bill payment and financial services company that operates in 47 states. Through UIL Holdings' investment, APS became a nationwide leader in the walk-in bill payment business. While APS was successful under UIL Holdings' ownership, management believes that a company specializing in payment processing or financial services, such as CheckFree Corporation (CheckFree), could accelerate the future success of APS. Accordingly, on December 16, 2003, UIL Holdings entered into an agreement to sell APS to CheckFree, a leading provider of financial electronic commerce services and products. Under the terms of the agreement, and pending receipt of regulatory approvals and satisfaction of customary closing conditions, CheckFree will pay approximately $110 million in cash for the outstanding stock of APS. The transaction is expected to close during the second quarter of 2004, with the resulting gain on sale to be recognized at that time. UIL Holdings currently plans to use the proceeds from the sale to pay down short-term debt and for general corporate purposes.

CheckFree will not be acquiring APS' telephony assets, which includes APS' 51% ownership interest in CellCards of Illinois, LLC (CCI). Following execution of the agreement to sell APS, management determined that the telephony business is not part of UIL Holdings' overall strategic business focus, and therefore developed a plan to pursue the sale of APS' telephony assets. As part of that plan, on February 13, 2004, CCI was sold for book value to an independent third party.

The effects of the decision to dispose of APS' telephony assets, along with the agreements to sell APS and CCI, will eliminate the APS reporting segment. Accordingly, APS has been categorized as "held for sale" for financial accounting purposes as of December 31, 2003, and as such, its results are included in discontinued operations in the accompanying consolidated statements of operations for all periods presented.


                     MAJOR INFLUENCES ON FINANCIAL CONDITION

                            UIL HOLDINGS CORPORATION

UIL Holdings' financial condition and financing capability will be dependent on many factors, including the level of income and cash flow of UIL Holdings' subsidiaries, conditions in the securities markets, economic conditions, interest rates, legislative and regulatory developments, and the ability to retain key personnel.

The loss of key personnel or the inability to hire and retain qualified employees could have an adverse effect on the business, financial condition and results of operations for UIL Holdings' operating subsidiaries: UI, Xcelecom and APS. These operations depend on the continued efforts of their respective current and future executive officers, senior management and management personnel. Xcelecom has acquired a number of companies in the past. The success of these acquisitions is dependent on the continued involvement of the operating management of these entities. UIL Holdings cannot guarantee that any member of management at the corporate or subsidiary level will continue to serve in any capacity for any particular period of time. If UIL Holdings were to lose a number of key personnel, its operations could be adversely affected.

                         THE UNITED ILLUMINATING COMPANY

UI is an electric transmission and distribution utility whose structure and operations are significantly affected by legislation and regulation. UI's rates and authorized return on equity are regulated by the Federal Energy Regulation Commission (FERC) and the Connecticut Department of Public Utility Control
(DPUC). Legislation and regulatory decisions implementing the legislation establish a framework for UI's operations. Primary factors affecting UI's financial results, in addition to legislation and regulation, are operational matters such as sales volume, major weather disturbances, ability to control expenses, and capital expenditures. UI expects significant growth in its capital investment in transmission, and has applied for siting approval to construct a major transmission project in southwest Connecticut.

LEGISLATION

State legislation has significantly restructured the electric utility industry in Connecticut. The primary restructuring legislation includes Public Act 98-28 (the 1998 Restructuring Legislation) and Public Act 03-135, as amended in part by Public Act 03-221 (the 2003 Restructuring Legislation). As a result of the 1998 Restructuring Legislation, UI divested its non-nuclear generation assets in 1999, and divested its nuclear generation assets in 2001 and 2002. Since 2000, UI's retail customers have been able to choose their electricity suppliers. During 2000-2003, the 1998 Restructuring Legislation required UI to offer retail service to its customers under a regulated "standard offer" rate to retail customers who did not choose an alternate electricity supplier. The 2003 Restructuring Legislation requires that UI offer a "transitional standard offer" rate during the period January 1, 2004 - December 31, 2006 to retail customers who do not choose an alternate electric supplier. The 2003 Restructuring Legislation provides for UI to recover its costs of acquiring and providing generation services, and directed the DPUC to establish each electric distribution company's transitional standard offer rates.

As part of the restructuring pursuant to the 1998 Restructuring Legislation, UI's distribution and transmission rates were "unbundled" on customers' bills, which also included separate charges as of January 1, 2000 for a competitive transition assessment (CTA), generation services charge (GSC), conservation and load management (C&LM) charge, renewable energy investment (REI) charge, and systems benefits charge (SBC). As of January 1, 2004, federally-mandated congestion costs, defined by the 2003 Restructuring Legislation to include the costs of regional standard market design, are also identified separately on customers' bills in accordance with the legislation. The 2003 Restructuring Legislation makes other changes to the 1998 Restructuring Legislation, such as the imposition of renewable portfolio standards, the support of the development of renewable energy resources, and supplier of last resort service after the transitional standard offer period ends, and a requirement that any new rate case filings include a four-year rate plan proposal.

The 2003 Restructuring Legislation provides for UI to collect a fee of $0.0005/kilowatt-hour from transitional standard offer service customers, beginning January 1, 2004, as compensation for providing transitional standard offer service. This fee is included in the amounts charged to transitional standard offer customers, and is excluded by the legislation from determinations of whether UI's rates are just and reasonable. For 2004, this fee is expected to generate approximately $2.5 million to $3.0 million in revenue. The 2003 Restructuring Legislation also provides for the DPUC to establish an incentive plan for the procurement of long-term contracts for transitional standard offer service that compares UI's actual average contract price to a regional average price for electricity, making adjustments as deemed appropriate by the DPUC. If UI's price is lower than the average, the legislation provides for the plan to allocate $0.00025/kilowatt-hour of transitional standard offer service to the distribution company. The DPUC has not yet established an incentive plan or made any determination with respect to the incentive fee.

REGULATION

In December 2003, the DPUC established UI's transitional standard offer rates to be effective January 1, 2004, in accordance with the 2003 Restructuring Legislation. During 2004, it is expected that the DPUC will continue its implementation of other provisions of the 2003 Restructuring Legislation.

The DPUC's decision establishing the transitional standard offer rates determined that UI's rates complied in all respects with the 2003 Restructuring Legislation. The transitional standard offer rates increase the GSC charged to customers for generation services compared to the standard offer GSC, modify the CTA (for some retail rates), and provide for the collection of federally-mandated congestion costs. The GSC rate changes reflect an increase, compared to the 2003 GSC, in the cost of generation services and related market costs, as well as a reduction in the "adder" included in the GSC (expected charge in excess of expected cost). The GSC for the transitional standard offer is designed to collect all of the costs of procuring and providing transitional standard offer service. Distribution and transmission rates remain unchanged from the levels established in September 2002.

On September 26, 2002, the DPUC had reduced UI's customer rates in UI's retail customer ratemaking (Rate Case) proceeding. The DPUC's decision provided for a $30.9 million reduction in UI's annual revenue requirements, including (1) a $20.3 million reduction to UI's customer rates (a 3% reduction), (2) $2 million to be applied annually for additional funding of conservation programs, (3) $8.3 million to be applied annually for accelerated amortization to reduce stranded costs, and (4) $0.3 million to be applied to a combination of uncollectibles, taxes and rate base changes. The final Rate Case decision established rates on the basis of an authorized return on equity of 10.45%, excluding UI's investment in transmission rate base. The decision further provided that earnings above the authorized return would be shared 50% to customers and 50% to net income, with the customers' share divided equally between bill reductions and an accelerated amortization of stranded costs. The Rate Case decision recognizes that the revenue requirements determination for transmission, including the applicable return on equity, is within the jurisdiction of the FERC. UI's authorized return on equity for transmission is 10.75%.

On March 26, 2003, the DPUC issued a decision granting UI's request to reopen the September 2002 Rate Case decision, to examine increased pension and postretirement benefits expenses of UI for 2003. On June 25, 2003, the DPUC issued a decision denying, without prejudice, UI's request for recovery of $15.5 million in increased pension and postretirement benefits expenses. On September 10, 2003, the DPUC granted UI's request to reopen the June 25, 2003 decision. On November 24, 2003, UI and the Prosecutorial Division of the DPUC (PRO) reached a settlement agreement, which was filed with the DPUC providing for the annual recovery by UI of an additional $10.5 million of expenses effective with final DPUC approval of the agreement.

The settlement also would have modified the earnings sharing mechanism from 50% to shareholders and 50% to customers, to 25% to shareholders and 75% to customers, with the entire customer portion being utilized to reduce stranded costs. The settlement agreement also stipulated that UI will not file a rate case before January 1, 2005. On February 9, 2004, the DPUC issued a draft decision that accepted the settlement agreement provided that UI and PRO agreed to reduce the $10.5 million annual recovery to $5.2 million and to increase the customer portion of shared earnings in excess of the authorized return to 100% from 75%. While UI believes $5.2 million is not sufficient to offset the increased costs, it will offer some level of relief above what is currently included in rates. As such, UI accepted the changes required by the draft decision. On February 18, 2004, the DPUC issued a final decision approving the settlement with the specified modifications.

OPERATIONS

In implementing the 1998 Restructuring Legislation, UI established a Distribution Division and other "unbundled" components for accounting purposes, to reflect other unbundled components on customer bills. Initially, the Distribution Division included both transmission and distribution. UI has now separated transmission from distribution into separate divisions for accounting purposes. Changes to income and expense items related to transmission and distribution have an immediate net income and earnings per share impact, while changes to items in "other unbundled utility components" do not. The other components are the CTA, the SBC, the GSC, the C&LM charge, and REI charge. The CTA and SBC both earned an 11.5% return on the equity portion of their respective rate bases until the September 26, 2002 effective date of the Rate Case decision, and 10.45% thereafter in accordance with that decision. Those returns were achieved either by accruing additional amortization expenses, or by deferring such expenses, as required to achieve the authorized return. Amortization expenses in the CTA and SBC components impact earnings indirectly through changes to rate base. The GSC, C&LM and REI are essentially pass-through components (revenues are matched to recover costs). Except for the procurement fee in GSC previously discussed, and a small management fee earned in the C&LM component, expenses are either accrued or deferred or revenues are transferred such that there is no net income associated with these three unbundled components.

UI's CTA collection recovers costs that have been reasonably incurred, or will be incurred, to meet its public service obligations and that will likely not otherwise be recoverable in a competitive market. These "stranded costs" include above-market long-term purchased power contract obligations, regulatory asset recovery and above-market investments in power plants. Subject to future regulatory changes to the CTA rate or to the level of amortization, CTA revenues are expected to remain relatively constant, with amortization increasing over time as the allowed earnings trend downward due to the decreasing rate base. A significant amount of UI's earnings is generated by the authorized return on the equity portion of as yet unamortized stranded costs in the CTA rate base. The CTA rate base earns exactly that return, no more and no less, by adjustments made to amortization expense in each period. UI's earnings per share attributable to CTA for the years ended December 31, 2003, 2002 and 2001 were $1.00, $1.27, and $1.38, respectively. A significant portion of UI's cash flow from operations is also generated from those earnings and from the recovery of the CTA rate base. Cash flow from operations related to CTA for the years ended December 31, 2003, 2002 and 2001 amounted to $36 million, $45 million and $32 million, respectively. CTA rate base has declined from year to year for a number of reasons, including: amortization of stranded costs, the sale of the nuclear units, and any adjustments made through the annual DPUC review process. The original rate base component of stranded costs, as of January 1, 2000, was $433 million. It has since declined to $413 million at year-end 2000, $373 million at year-end 2001, $303 million at year-end 2002, and $279 million at year-end 2003. The 2003 result is subject to DPUC review, pursuant to an annual review of UI's CTA revenues and expenses, and may be adjusted in accordance with that review. During July 2003, the DPUC issued an order requiring that the reduction of CTA rate base utilizing excess GSC revenues be discontinued pursuant to the 2003 Restructuring Legislation. UI's CTA earnings will decrease while, based on UI's current projections, cash flow will remain fairly constant until stranded costs are fully amortized between 2014 and 2016, depending upon the DPUC's future decisions which could affect future rates of stranded cost amortization.

The primary Distribution Division operational factors affecting UI's financial results are sales volume, ability to control expenses and capital expenditures. Retail electric sales volume can be significantly affected by economic growth and weather. The weather can also have an impact on expenses, dependent on the level of work required as a result of storms or other extreme conditions. UI's major expense components are (1) purchased power, (2) amortization of stranded costs; (3) wages and benefits; (4) depreciation; and (5) regional network service (RNS) transmission costs.

Purchased power expenses are a pass-through expense, collected from customers in the GSC and as federally mandated congestion costs. On October 22, 2003, UI entered into an agreement with PSEG Energy Resources & Trade LLC (PSEG) for the supply of all of UI's transitional standard offer generation service needs, excluding requirements for special contract customers, from January 1, 2004 through December 31, 2006, the end of the transitional standard offer period. UI continues to purchase generation services pursuant to a December 28, 2001 agreement with Dominion Energy Marketing (Dominion) to supply special contract customers through December 31, 2008. The contract with PSEG contains numerous financial assurances including a guaranty from PSEG's parent company, PSEG Power, various credit requirements including maintaining a minimum Moody's credit rating of Baa3 or equivalent, and a letter of credit to secure performance through the initial stages of the contract. UI is also required to maintain a minimum credit rating of Baa3 or equivalent. UI's current Moody's credit rating is A3, which is three levels above the required minimum.

Prior to January 1, 2004, UI purchased generation services to supply standard offer service pursuant to the agreement with Dominion. UI's agreement with Dominion replaced an earlier wholesale power agreement and other related agreements with Enron Power Marketing, Inc. (EPMI). Refer to Note (J), "Commitments and Contingencies," of the Notes to Consolidated Financial Statements for further information.

In order to maintain and improve its electricity delivery system and to provide quality customer service, UI is required to spend a significant amount each year on capital projects in the Distribution and Transmission Divisions. A large portion of the funds required for capital projects is provided internally through the recovery of depreciation and from amortization of stranded costs. The remainder must be financed externally. For more information, see "Capital Expenditure Program" and "Liquidity and Capital Resources" included later in this item of this Form 10-K.

UI, together with The Connecticut Light and Power Company, has filed with the Connecticut Siting Council an application for a Certificate of Environmental Compatibility and Public Need to construct a 345-kiloVolt transmission line from Middletown, Connecticut to Norwalk, Connecticut. This approximately $600 million project is necessary to improve the reliability of the transmission system in southwest Connecticut. The two companies are working together for permitting, and will each construct, own and operate its respective portion of the transmission line and related facilities. UI will construct, own, and operate transmission and substation facilities comprising approximately 20% of the total project. A decision by the Connecticut Siting Council is presently expected in October 2004. Other governmental permitting, together with approvals from ISO-New England, will be required for the project, and the total project cost could change depending on final permit requirements and final specifications. UI's costs for the project are expected to be included in and recovered through transmission rates under FERC jurisdiction.

RISK MANAGEMENT AND INSURANCE

UI's primary risk management and insurance exposures include bodily injury, property damage, fiduciary responsibility, and injured workers' compensation. UI is insured for general liability, automobile liability, property loss, fiduciary liability and workers' compensation liability. UI's general liability and automobile liability programs provide insurance coverage for third party liability claims for bodily injury (including "pain and suffering") and property damage, subject to a deductible. Losses up to the deductible amounts are accrued based upon our estimates of the liability for claims incurred and an estimate of claims incurred but not reported. UI reviews the general liability reserves quarterly to ensure that UI is adequately reserved. The reserve is based on historical claims, business events, industry averages and actuarial studies. Insurance liabilities are difficult to assess and estimate due to unknown factors such as incidents incurred but not reported and awards greater than expected, therefore reserve adjustments may become necessary as cases unfold. UI insures its own property subject to deductibles depending on the type of property. UI's fiduciary liability program and workers' compensation program provides insurance coverage, subject to deductibles as well.

                         AMERICAN PAYMENT SYSTEMS, INC.

As a result of the pending sale of APS to CheckFree, and management's decision to dispose of APS' telephony assets, there are now two principal risks affecting the financial condition of APS and UIL Holdings: operating risk and disposition risk. Operating risk relates to the risk factors inherent in APS' business operations, whereas disposition risk relates to the risk factors that could impact the outcome of the potential sale of APS, and separately the sale of APS' remaining telephony assets.

The four primary operating risk factors affecting the financial results of APS and its subsidiaries are (1) the ability to recruit and retain agents, (2) the ability to manage and control agent fraud to ensure that the agents are depositing the funds collected from the consumers in a timely fashion (3) the maintenance of internal control systems and procedures to account for the movement of significant amounts of cash from the agents to APS and on to the biller, on whose behalf the funds are collected, and (4) compliance with increasingly complex regulatory requirements applicable to its business. APS has programs and procedures in place to mitigate the operating risk factors described above. These include a formal program to recruit and train agents, as well as processes to monitor cash movements and reconcile high dollar volume accounts on a daily basis. In addition, APS reviews its internal control systems and procedures to ensure that these controls are maintained in an effective manner and regularly evaluates, and when deemed appropriate implements new technologies to improve the existing internal control systems and procedures. These operating risks will no longer affect UIL Holdings upon closing of the sale of APS to CheckFree.

There are significant disposition risks relating to the potential sale of APS to CheckFree. UIL Holdings and CheckFree made the required filings under the federal Hart-Scott-Rodino Antitrust Improvements Act, and as of January 30, 2004, the mandatory waiting periods thereunder expired. In addition, the parties have made notice filings or submitted applications for approval of the transaction to state regulatory authorities in more than thirty states in which APS holds licenses in connection with its money transmittal business. The sale of APS to CheckFree will not close until certain of those state regulatory authorities have approved the transaction.

APS' telephony assets primarily consist of its 51% ownership interest in CCI, and point of sale activation (POSA) technology. CCI sells prepaid long distance telephone service, prepaid telephone calling cards and prepaid wireless telephone service in check cashing and convenience store locations nationwide, as well as through APS' network of agents. As part of management's plan to divest APS' telephony assets, CCI was sold for book value to an independent third party on February 13, 2004. As a result of the sale, neither APS, nor UIL Holdings will be subject to the put option previously in place with respect to CCI pursuant to which the other owners of CCI had a put option to require APS to purchase the remaining 49% of CCI beginning in May 2004.

Separately, in connection with the acquisition of the POSA technology in 2002, APS loaned money to the vendor from which the technology was acquired. Subsequently the vendor defaulted under the loan and as part of the foreclosure procedures the remaining loan balance was restructured. As consideration for an accelerated payment schedule, APS agreed to forgive a portion of the outstanding loan balance, bringing the restructured amount due to $1 million. The accelerated payment schedule calls for three principal payments, all to be received within the first quarter of 2004. If any of the payments are delinquent, interest will be charged daily at graduated rates, beginning on the day after the payment was due. Any interest payments are due weekly, with full settlement of any delinquent principal due before the end of the second quarter of 2004. In January 2004, all POSA assets, including the aforementioned loan receivable, were transferred from APS to one of UIL Holdings' non-utility subsidiaries.

                                 XCELECOM, INC.

The principal factors affecting the financial results of Xcelecom and its subsidiaries are (1) construction and technology spending; (2) competition; (3) fixed-priced contract estimation and bidding; (4) work-related hazards and insurance; (5) attracting and retaining management expertise; (6) overall liquidity and ability to obtain surety bonding, and (7) risks of attaining required labor productivity levels to meet or exceed contract estimates. Additional risk factors include general economic conditions, the pace of technological changes, recoverability and potential for impairment of goodwill, and collectibility of receivables.

More than half of Xcelecom's business involves the installation of electrical, mechanical and integrated network information systems in newly constructed and renovated buildings and plants. Downturns in levels of construction starts and business spending can have a material adverse effect on Xcelecom's business, financial condition and results of operations. In addition, Xcelecom's business is subject to seasonal variations in operations and demand that affect the construction business, particularly in new construction. Quarterly results may also be affected by regional economic conditions. Accordingly, Xcelecom's performance in any particular quarter may not be indicative of the results that can be expected for any other quarter or for the entire year. The competitive bidding process for new business contracts normally intensifies during economic downturns, leading to lower profit margins and an increased potential for project cost overruns or losses.

Xcelecom's contracts are entered into principally on the basis of competitive bids. The final terms and prices of those contracts are frequently negotiated with the customer. Although contract terms vary considerably, most are made on either a fixed price or unit price basis in which Xcelecom agrees to do the work for a fixed amount for the entire project (fixed price) or for units of work performed (unit price), although services are sometimes performed on a cost-plus or time and materials basis. Xcelecom's most significant cost drivers are the cost of labor, including employee benefits, the cost of products and materials, and the cost of casualty insurance. These costs may vary from the costs originally estimated. Variations from estimated contract costs along with other risks inherent in performing fixed price and unit price contracts may result in actual revenue and gross profits for a project differing from those originally estimated and could result in losses on projects. Depending on the size of a particular project, variations from estimated project costs could have a significant impact on operating results for any fiscal quarter or year.

Hazards related to Xcelecom's industry include, but are not limited to, electrocutions, fires, mechanical failures, and transportation accidents. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment, and may result in suspension of operations. Xcelecom's third-party insurance is subject to large deductibles for which reserves are established. Accordingly, Xcelecom self-insures for this exposure. Xcelecom believes its insurance and provisions for self-insurance of deductibles are adequate to cover reasonably foreseeable losses and liabilities. Losses impacting self-insurance provisions or exceeding insurance limits could impact Xcelecom's operating results.

The loss of key personnel or the inability to hire and retain qualified employees could have an adverse effect on Xcelecom's business, financial condition and results of operations. Xcelecom's operations depend on the continued efforts of current and future executive officers, senior management and management personnel at the companies which have been acquired. Certain steps taken to mitigate the risk of loss of key personnel of acquired companies were the use of earn-out payments, promissory notes, and covenant not to compete agreements. A criterion used in evaluating acquisition candidates was the quality of their management. There is no guarantee that any member of management at the corporate or subsidiary level will continue in their capacity for any particular period of time. The loss of a group of key personnel could adversely affect Xcelecom's operations.

Billings under fixed price contracts are generally based upon achieving certain benchmarks and will be accepted by the customer once it is demonstrated that those benchmarks have been met. If Xcelecom is unable to show the compliance with billing requests, or fails to issue a project billing, the likelihood of collection could be delayed or impaired, which could have a materially adverse effect on operations. An allowance for doubtful accounts for unknown collection issues is maintained, in addition to reserves for specific accounts receivable where collection is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, customers' access to capital, customers' willingness to pay, general economic conditions and the ongoing relationships with customers.

Surety market conditions are currently difficult as a result of significant losses incurred by many sureties in recent periods, both in the construction industry as well as in certain larger corporate bankruptcies. As a result, less bonding capacity is available in the market and terms have become more restrictive. Further, under standard terms in the surety market, sureties issue bonds on a project by project basis, and can decline to issue bonds at any time. Historically, approximately one third of Xcelecom's construction related business has required bonds. While Xcelecom has enjoyed a longstanding relationship with its surety, current market conditions as well as changes in the surety's assessment of Xcelecom's operating and financial risk could cause the surety to decline to issue bonds for work. If that were to occur, alternatives include doing more business that does not require bonds, posting other forms of collateral for project performance such as letters of credit or cash, and seeking bonding capacity from other sureties. There can be no assurance that such alternatives could be easily achieved. Accordingly, if Xcelecom were to experience an interruption in the availability of bonding capacity, its operating results could be adversely impacted.

Xcelecom's business is primarily driven by labor. The ability to perform contracts at acceptable margins depends on the ability to deliver substantial labor productivity. It cannot be guaranteed that productivity will continue at acceptable levels for a particular period of time. The loss of productivity could adversely affect the margins on existing contracts or the ability to obtain new contracts.

Historically, a significant amount of Xcelecom's growth has come through acquisitions. From July of 1999 to Xcelecom's last significant acquisition in April of 2002, Xcelecom made 12 acquisitions. Xcelecom currently does not intend to grow materially through acquisitions in the foreseeable future; however, it will continually evaluate acquisition prospects to complement and expand its existing business platforms. The timing, size or success of any acquisition effort and the associated potential capital commitments cannot be predicted. Each acquisition involves a number of risks. These risks include the diversion of management's attention from existing businesses to integrating the operations and personnel of the acquired business; possible adverse effects on operating results during the integration process; and possible inability to achieve the intended objectives of the combination. If future acquisitions do not perform as expected, Xcelecom may be required to write-off some or all of the value of any goodwill and intangible assets associated with the acquisitions. Financial results may also be impacted by the degree of integration of acquisitions, including the ability to achieve synergies over the network of subsidiaries. Xcelecom's revenue growth over the past several years has been generated principally through acquisitions. In the absence of economic improvement in the regional markets in which Xcelecom operates, Xcelecom does not expect any material revenue growth in 2004.

The computer industry in general has felt the effects of the slowdown in the United States economy, and Xcelecom has specifically seen a decrease in demand for the products and services it sells. Sales can be dependent on specific product categories, and any change in demand for or supply of such products could have a material adverse effect on Xcelecom's sales if they failed to react in a timely manner to such changes. Operating results are also highly dependent upon the level of gross profit as a percentage of net sales which fluctuates due to numerous factors, including changes in prices from suppliers, reductions in the amount of supplier reimbursements that are made available, changes in customer mix, the relative mix of products sold during the period, general competitive conditions, the availability of opportunistic purchases and opportunities to increase market share. In addition, expense levels, including the costs and salaries incurred in connection with the hiring of sales and technical services personnel, are based, in part, on anticipated sales. Therefore, Xcelecom may not be able to reduce spending in a timely manner to compensate for any unexpected sales or margin shortfalls. As a result, comparisons of Xcelecom's quarterly financial results should not be relied upon as an indication of future performance.

COST DRIVERS

As a service business, Xcelecom's cost structure is highly variable. Primary costs include labor, materials and insurance. Approximately 40% of costs are derived from labor and related expenses. For the years ended December 31, 2001, 2002 and 2003, labor-related expenses totaled $105.9 million, $122.6 million and $122.7 million, respectively.

Approximately 50% of Xcelecom's costs incurred are for materials installed on projects and equipment and other products sold to customers. This component of the expense structure is variable based on the demand for services. Costs are generally incurred for materials once work begins on a project or a customer order is received. Materials are ordered when needed, shipped directly to the jobsite or customer facility, and installed within 30 days. Materials consist of commodity-based items such as conduit, pipe, data cabling, wire and fuses as well as specialty items such as fixtures, switchgear, switches and routers, servers and control panels. For the years ended December 31, 2001, 2002 and 2003, material and equipment expenses totaled $177.7 million, $165.0 million and $149.7 million, respectively.

REGULATIONS

Xcelecom's operations are subject to various federal, state and local laws and regulations, including:

- licensing requirements applicable to electricians, steamfitters and plumbers;
- building, mechanical and electrical codes;
- regulations relating to consumer protection, including those governing residential service agreements; and
- regulations relating to worker safety and protection of the environment.

Xcelecom believes they have all licenses required to conduct operations and are in substantial compliance with applicable regulatory requirements. Failure to comply with applicable regulations could result in substantial fines or revocation of operating licenses or an inability to perform government work. Many state and local regulations governing electricians, steamfitters and plumbers require permits and licenses to be held by individuals. In some cases, a required permit or license held by a single individual may be sufficient to authorize specified activities for all employees who work in the state or county that issued the permit or license. It is Xcelecom's policy to ensure that, where possible, any permits or licenses that may be material to its operations in a particular geographic area are held by multiple Xcelecom employees within that area.

RISK MANAGEMENT AND INSURANCE

The primary risks in Xcelecom's operations include health, bodily injury, property damage and injured workers' compensation. Xcelecom is insured for workers' compensation, automobile liability, general liability and employee-related health care claims, subject to large deductibles. A general liability program provides coverage for bodily injury and property damage neither expected nor intended. Losses up to the deductible amounts are accrued based upon our estimates of the liability for claims incurred and an estimate of claims incurred but not reported. The accruals are derived from actuarial studies, known facts, historical trends and industry averages utilizing the assistance of an actuary to determine the best estimate of the ultimate expected loss. Xcelecom believes such accruals to be adequate. However, insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of liability in proportion to other parties, the number of incidents not reported and the effectiveness of Xcelecom's safety programs. Therefore, if actual experience differs from the assumptions used in the actuarial valuation, adjustments to the reserve may be required and would be recorded in the period that the experience becomes known.

                        UNITED CAPITAL INVESTMENTS, INC.

UCI's investments in the venture funds described at "Overview and Strategy" were viewed as an opportunity to earn reasonable returns and promote local economic development. Due to the nature of its investments and market conditions, the value of the Zero Stage VI fund has decreased substantially since the end of 2000. The other two funds have been established more recently and are not yet fully invested. Excluding the effects of fund management fees and syndication costs, these funds have retained their market value.

The Cross-Sound project has been opposed on environmental, safety, and economic concerns by a number of public officials and private groups who have participated actively in governmental permitting proceedings relative to the project. In January 2002, the Connecticut Siting Council (CSC) granted a certificate of environmental compatibility and public need to construct the cable. The Connecticut Attorney General appealed the CSC's decision without success to the Connecticut Superior Court. He also appealed the Superior Court's decision to the Connecticut Supreme Court, but in September 2003 withdrew the appeal, leaving intact the Superior Court's decision upholding the CSC approval.

The project received all necessary permits prior to the cable being installed in the spring of 2002. After installation, it was determined that several sections of the cable in New Haven Harbor were not buried to the depths required by the permits. The authorized depth was not achieved due to the obstruction of rock ledge, sediment and other more movable types of obstruction, such as tree stumps and metal plate debris. The Connecticut

Department of Environmental Protection (CDEP) and United States Army Corp of Engineers have raised no environmental or navigational concerns related to operation of the cable as currently buried; however, the CDEP has indicated that under the current permit, the permit depth must be reached before commercial operation can begin. Cross-Sound is developing proposals for achieving the required burial depth. On June 12, 2003 Cross-Sound submitted a new Permit Application to the CDEP requesting that the CDEP issue a permit to allow Cross-Sound to operate the cable as installed in its current location through December 31, 2007.

A Connecticut legislative moratorium on installing new gas and utility lines across Long Island Sound through early June 2004 has been enacted. This moratorium has impacted the permitting process. Cross-Sound expects the CDEP to act on Cross-Sound's new permit application no later than when the moratorium expires.

On August 14, 2003, the day of the blackout that affected the Northeast and the Upper Midwest areas of the United States as well as portions of Canada, the Department of Energy (DOE) declared a federal emergency and issued an Emergency Order to allow immediate operation of the Cross-Sound cable through September 1, 2003. On August 28, 2003 the DOE issued a new Order for the cable to operate until all of the appropriate actions that should be taken to prevent future power outages in the region have been identified and implemented. On August 29, 2003, the Connecticut Attorney General and the CDEP filed a request for stay or rehearing to the DOE of the August 28 DOE Emergency Order. Briefs were filed in October and November 2003 and a decision by the DOE is expected sometime in the first half of 2004. On September 23, 2003, the Connecticut Attorney General also filed an appeal to the Federal Circuit Court of Appeals in New York of the August 28 DOE Emergency Order. This appeal cannot proceed before the DOE issues its decision on stay or rehearing. The range of outcomes from the DOE decision and future court, agency and legislative actions that may affect the operation of the cable, includes: (1) the DOE order continues in effect, and the cable continues to operate; (2) the DOE order is revoked, and Connecticut's moratorium is extended and not struck down on legal grounds, thus preventing operation; (3) the DOE order is revoked, and the CDEP grants a permit modification or approves remediation, enabling the cable to operate; and (4) federal legislation requires that the cable be permitted to continue to operate.

On October 31, 2003, the CDEP issued a request for proposal to hire an independent consultant to compare the environmental impacts of cable operation in the current location with the impacts that would result from reburying the cable to the permitted depth. The study results are due by June 25, 2004. UCI expects the study results will show that the cable, operating in its current location, poses no harm to the environment. Such conclusion could potentially help Cross-Sound achieve commercial operation at a faster pace.

UCI's 25% share of the estimated total final cost of the project is $34.4 million. As of December 31, 2003, UCI's 25% share of the actual project cost for the Cross-Sound cable was $33 million. UCI has provided an equity infusion of $10 million to Cross-Sound and UIL Holdings loaned $23.5 million to Cross-Sound. In addition, a guarantee of $3.8 million, in support of Hydro-Quebec's guarantees to third parties in connection with the construction of the project has been provided. It is expected that any obligations of Cross-Sound that are supported by the guarantee would be funded by capital contributions from the owners, who are affiliates of the guarantors, in amounts in proportion of their respective ownership shares of Cross-Sound. No liability was recorded related to the guarantee, as the likelihood of UIL Holdings having to perform under the guarantee is remote. Upon commercial operation, the loan from UIL Holdings is expected to be refinanced with external project financing. UCI will be responsible for 25% of any additional cost of project completion over the estimated amount.

UCI has recorded $0.1 million in income for the project in 2003 under the provisions of an interim operating contract that covers Cross-Sound's compensation for the operation of the cable under the Emergency Order. Although the terms of the interim contract have been approved by the Long Island Power Authority's (LIPA) board of trustees, approval by the New York State Comptroller's office is still required. In addition, FERC approval is required for the interim operating contract. Resolution of permit issues for commercial operation of the cable is still pending.

                         UNITED BRIDGEPORT ENERGY, INC.

The principal factors which affect the financial condition of UBE are natural gas prices, maintenance costs, installed capability (ICAP) revenues, and intercompany financing costs. As UBE holds a minority interest in BE, there are additional risk factors associated with the activities of the majority owner, an affiliate of Duke Energy.

Results at UBE continue to be hampered by high natural gas prices that drive down both margins and sales volumes at BE. Although natural gas prices have remained at elevated levels in recent years, DOE Annual Energy Outlook projections show improving conditions in the future. Based on these projections no conditions were noted to give rise to an impairment with respect to the current $82.1 million carrying value of the investment in BE. UBE will continue to monitor its investment in BE for recoverability, as changes in the assumptions noted could have a negative impact on the carrying value of the investment in the future.

Although routine maintenance is performed on the plant on a regular basis, from time to time the plant must be brought offline for a major overhaul. The 2003 results did not include any significant major overhaul expenses. The next major overhaul is planned for 2005. Under the current contract, the plant has begun incurring some of these costs, and they are being accrued until the outage occurs. BE has sufficient cash to fund these costs in 2004, however, based on the current 2004 earnings estimate, BE will require additional capital calls from the owners to cover the additional costs in 2005 when the outage occurs. Based on current projections, UBE's additional capital call could be as great as $7 million.

The ICAP market is designed to offer an incentive to developers to build adequate generating capacity. BE receives ICAP revenues based on the plant's installed capacity. The plant began initial operation with a multi-year contract for ICAP. Since the contract ended in 2002, BE has only been able to sell its ICAP in the forward month market at a much lower price, reducing ICAP revenues by approximately 75% to 85%. FERC has directed ISO-NE to develop a Locational Installed Capacity Market, with the intent to provide higher capacity payments to generators within designated congestion areas; this is scheduled to enter the market in June 2004. The full impact that Locational ICAP will have is not known at this time, although it is expected to have a positive effect on BE.

Through the end of 2003, any capital requirements, including amounts which were invested in BE, that exceeded UBE's available cash were provided by UIL Holdings in the form of capital contributions and intercompany loans. Any amounts loaned to UBE by UIL Holdings were interest bearing. Due to the relatively low amounts of cash available at UBE to pay interest, the intercompany loans have been restructured to 100% equity in 2004.

The majority owner of BE, an affiliate of Duke Energy, has a 60% interest in Duke Energy Trading and Marketing (DETM) which is a joint venture with Exxon Mobil Corporation. BE has an agreement through August 2018 with DETM that gives DETM the right to deliver natural gas to the facility and market all the electricity generated by the facility. DETM reimburses BE under a formula based on the difference between gas costs and electric prices. In early January 2004, Duke Energy announced it plans to wind down DETM as part of a plan to restructure its merchant energy business. UBE does not anticipate these plans to have a negative impact on the operations of BE at this time.

                           CAPITAL EXPENDITURE PROGRAM

UIL Holdings' 2004-2008 estimated capital expenditure program is budgeted as follows:

                                                             2004       2005       2006       2007       2008      TOTAL
                                                             ----       ----       ----       ----       ----      -----
                                                                                   (In Millions)

UI
   Distribution                                              $25.7      $18.9      $26.8     $26.3      $30.7     $128.4
   Transmission                                                4.9        7.7        5.4       3.0        7.4       28.4
   Southwest Connecticut Reliability Project (1)               8.9       31.9       40.2      27.6          -      108.6
   Information Technology                                      9.7        3.0        1.2       6.9        3.1       23.9
   Real Estate (2)                                            19.8        5.0          -       2.2       14.8       41.8
   Other                                                       3.7        1.9        5.5       3.3        1.7       16.1
                                                         ---------- ---------- ---------- ---------- --------- ----------
       Total UI                                               72.7       68.4       79.1      69.3       57.7      347.2

Non-Utility
   Xcelecom
     Capital Expenditures                                      2.2        2.3        2.4       2.5        2.5       11.9
     Earn-Out Payments (3)                                     1.4        3.8        1.3       2.3          -        8.8
     Promissory Note Payments (4)                              3.3        3.3          -       0.2          -        6.8
     Non-Compete Payments (5)                                  1.1        1.1        0.2       0.1          -        2.5
                                                         ---------- ---------- ---------- ---------- --------- ----------
        Xcelecom Subtotal                                      8.0       10.5        3.9       5.1        2.5       30.0

   UBE
       Capital Call - net (6)                                    -        3.1          -         -        1.2        4.3

   UCI
     Other                                                     0.8        0.2          -         -          -        1.0

                                                         ---------- ---------- ---------- ---------- --------- ----------
  Subtotal Continuing Operations                              81.5       82.2       83.0      74.4       61.4      382.5

   Discontinued Operations
     Capital Expenditures (7)                                  2.1          -          -         -          -        2.1
                                                         ---------- ---------- ---------- ---------- --------- ----------

Total UIL Holdings                                           $83.6      $82.2      $83.0     $74.4      $61.4     $384.6
                                                         ========== ========== ========== ========== ========= ==========


(1) These amounts represent UI's current estimates based upon the proposed configuration of the transmission lines. There has been opposition to the planned configuration as proposed, particularly the overhead portions, and it has yet to be approved by the Connecticut Siting Council. If the project is approved in a form different than proposed, these estimates will change accordingly.
(2) In January 2004, UI exercised the $16 million purchase option in connection with its capital lease for the Electric System Work Center property located in Shelton, Connecticut. UI is considering the replacement of this property in 2008, but the potential sale of the existing property is not included in the above amounts.
(3) Xcelecom's earn-out payments are payable to the former owners of certain acquired companies and are contingent on various future financial results of each company. The actual payments may vary widely from these estimated amounts.
(4) Xcelecom's promissory note payments are amounts payable to the former owners of certain acquired companies. Several of the promissory notes have indemnification provisions that may cause the principal balance to change.
(5) Xcelecom's non-compete payments are amounts payable to the former owners of certain acquired companies.
(6) The net capital calls at UBE are payable in the years when the plant is scheduled for major overhaul work.
(7) Represents required capital expenditures of APS, primarily computer related equipment, through the first half of 2004. The APS sale transaction is expected to close by the end of the second quarter of 2004, at which time any future capital expenditure obligations would transfer to the new owner.

                         LIQUIDITY AND CAPITAL RESOURCES

UIL Holdings' capital requirements are presently projected as follows:


                                                                         2004     2005      2006      2007      2008
                                                                         ----     ----      ----      ----      ----
                                                                                        (In Millions)
Unrestricted Cash and Temporary Cash Investments on
Hand-Beginning of Year (1)                                                $35.3     $9.0     $   -    $   -     $   -
Short Term Debt - Beginning of Year (2)                                    64.5        -      17.4     48.9      76.5
Funds from Operations before Dividends (3)
      UI                                                                   96.3     75.9      97.9     90.6      96.8
      Xcelecom                                                              2.8      6.4       3.9      6.4       3.4
      Minority Interest Investment & Other                                  1.2      0.5       1.0      1.1       0.3
      UIL Corporate (unallocated)                                          (3.8)    (5.4)     (5.6)    (5.5)     (5.6)
                                                                        --------- -------- -------- --------- ---------
         Subtotal from Operating                                           96.5     77.4      97.2     92.6      94.9
      Discontinued Operations                                              (2.5)       -         -        -         -
                                                                        -------- -------- --------- --------- ---------
         Total Funds from Operations before Dividends                      94.0     77.4      97.2     92.6      94.9
                                                                        --------- -------- -------- --------- ---------
Less: Capital Expenditures and Investing Activities (3)
      UI                                                                   72.7     68.4      79.1     69.3      57.7
      Xcelecom                                                              8.0     10.5       3.9      5.1       2.5
      Minority Interest Investment & Other                                    -        -         -        -         -
      UIL Corporate (unallocated)                                           0.8      3.3         -        -       1.2
                                                                        --------- -------- -------- --------- ---------
         Subtotal from Operating                                           81.5     82.2      83.0     74.4      61.4
      Discontinued Operations                                               2.1        -         -       -          -
                                                                        --------- -------- -------- --------- ---------
         Total Capital Expenditures                                        83.6     82.2      83.0     74.4      61.4
      Proceeds from Cross-Sound Cable Project Loan                            -    (24.0)        -       -          -
                                                                        --------- -------- --------- --------- -------
         Total Capital Expenditures and Investing Activities               83.6     58.2      83.0     74.4      61.4
                                                                        --------- -------- -------- --------- ---------
Plus: Intercompany Dividends
      UI (4)                                                              (41.3)   (41.3)    (41.4)   (41.5)    (41.6)
      UCI                                                                  (1.1)    (0.6)     (0.7)    (0.7)     (0.1)
      UIL Corporate (unallocated)                                          42.4     41.9      42.1     42.2      42.2
                                                                        --------- -------- -------- --------- ---------
         Total Intercompany Dividends                                         -        -         -        -       0.5
Less Common Dividends to Shareowners                                       41.3     41.3      41.4     41.5      41.6
Plus Net Cash (after-tax) from APS Sale and Telephony Assets Sale          69.1        -         -        -         -
                                                                        --------- -------- -------- --------- ---------
Cash Available (Required) to pay Debt Maturities and Redemptions           73.5    (13.1)    (27.2)   (23.3)     (7.6)
Less:
Maturities and Mandatory Redemptions - UIL                                    -      4.3       4.3      4.3       4.3
Maturities and Mandatory Redemptions - UI                                     -        -         -     74.0     100.0
                                                                        --------- -------- -------- --------- ---------
      External Financing Requirements (Surplus) (3)                       (73.5)    17.4      31.5    101.6     111.9
                                                                        --------- -------- -------- --------- ---------
Plus:
Issuance of Long-term Debt                                                    -        -         -     74.0     100.0
                                                                        --------- -------- -------- --------- ---------
Increase (Decrease) in Short-Term Borrowings                              (73.5)    17.4      31.5     27.6      11.9
                                                                        --------- -------- -------- --------- ---------
Short Term Borrowings/(Temp Cash Investments)
      UI End of Year (5)                                                  (15.6)    17.9      40.5     59.9      62.3
      UIL Corporate and Other End of Year (2)                               6.6     (0.5)      8.4     16.6      26.1
                                                                        --------- -------- -------- --------- ---------
Total End of Year Balance                                                 ($9.0)   $17.4     $48.9    $76.5     $88.4
                                                                        ========= ======== ======== ========= =========

 (1) Excludes restricted cash in UI of $1.1 million, Xcelecom of $0.3 million and APS (Discontinued Operations) of $25.4 million. The Unrestricted Cash and Temporary Cash Investments on Hand at the beginning of 2004 include $0.1 million at UIL Corporate, $24.5 at UI, $6.7 million at APS and $4.0 million at Xcelecom.

 (2) The short-term borrowing balance at December 31, 2003 was $64.5 million, all of it borrowings by UIL Corporate.
 (3) "Funds from Operations before Dividends", "Capital Expenditures and Investing Activities" and "External Financing Requirements (Surplus)" are estimates based on current earnings, dividend levels and cash flow projections. All of these estimates are subject to continual review by the UIL Holdings' Board of Directors and change due to future events and conditions that may be substantially different from those used in developing the projections.
 (4) The ability of UI to maintain the shareholder level of dividends to UIL Holdings, while maintaining its service and reliability levels to its customers, depends on UI's free cash flow (cash flow from operation activities less capital expenditures), and, to some extent, UI's net income level. If UI continues to pay dividends to UIL Holdings that are in excess of UI's net income, then UI's equity capitalization ratio, ultimately used to determine the equity portion of UI's regulated rate base and, therefore, UI's regulated earnings for common stock, will continue to decline. Under that circumstance, UI can avoid a decrease in its equity ratio only if it generates enough cash to pay the dividend and to reduce long term debt by a proportionate amount. The ability of UI to achieve such results cannot be assured. See the "Major Influences on Financial Condition" section for more information.
(5) UI will issue short term debt to finance a portion of its SWCT Reliability project. During the construction period, UI would earn AFUDC on the construction work-in-process balance for this project. When the project is completed and placed in service, currently anticipated in 2008, UI would likely procure permanent financing for the asset.

In 2005 and beyond, UI is currently expected to continue to pay dividends to UIL Holdings in the amount necessary for UIL Holdings to pay a dividend to shareholders, approximately $41-$42 million ($2.88 per share). This amount is not as much as the $80 million and $51 million UI provided in 2002 and 2003, respectively. In those years, UI was generating more cash than it needed, primarily through the CTA, and UI was able to dividend extra amounts to UIL Holdings while maintaining an appropriate equity capitalization ratio because UI eliminated approximately $128 million of long-term debt through the termination of the Seabrook Sale/Leaseback agreement at the time of the sale of the plant.

Primarily due to UI's projected capital expenditure program, particularly for transmission projects, UI may have to borrow additional funds in 2005 and beyond. Also, the currently expected future dividend amounts from UI to UIL Holdings, at the rate of UIL Holdings' external dividend payments, could be in excess of UI's expected earnings for those years. This could reduce UI's equity capitalization ratio from the current 47%. These factors could impact UI's ability to continue providing, through dividends from earnings to UIL Holdings, the amount of UIL Holdings' dividends to shareholders. Additionally, UIL Corporate will continue to be entirely dependent on dividends from its subsidiaries and from external borrowings to provide the cash necessary for debt service, to pay administrative costs, to meet other contractual obligations that cannot be met by the non-utility subsidiaries, and to pay common dividends to UIL Holdings' shareholders.

The amount of UIL Holdings' cash dividends in 2005 and beyond is expected to be equal to the current dividend of $2.88 per share, with the number of shares growing slightly, through the issuance of ESOP shares, from the 14.3 million shares outstanding at year-end 2003. Maintenance of the dividend beyond 2004, both from a payout ratio perspective and from a cash flow perspective, will be dependent on the ability of UI and/or UIL Holdings' non-utility businesses to generate cash and pay dividends to UIL Holdings at an appropriate level, and to improve earnings to a level above the dividend, as well as UIL Holdings' ability to borrow for capital needs.

UIL Holdings' current strategy for Xcelecom and its minority interest investments calls for those entities to be largely cash self-sufficient going forward. However, the ability of these entities, particularly the minority interest investments, to improve earnings, cash flow, and their ability to dividend cash to UIL Holdings without causing harm to their own operations or financial conditions cannot be assured. See the "Major Influences on Financial Condition" section of this item for more information.

UIL Holdings and its subsidiaries will continue their efforts to improve the earnings and cash flow position of UIL Holdings, to strengthen its financial position, and improve its dividend to earnings payout ratio to a more robust level.

All capital requirements that exceed available cash will have to be provided by external financing. Although there is no commitment to provide such financing from any source of funds, other than a $100 million revolving credit agreement that UIL Holdings has with a group of banks, and a $25 million revolving credit agreement that Xcelecom has with two banks, future external financing needs are expected to be satisfied by the issuance of additional short-term and long-term debt. The continued availability of these methods of financing will be dependent on many factors, including conditions in the securities markets, economic conditions, and future income and cash flow. See Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (B), Capitalization and Note (D), Short-Term Credit Arrangements" for a discussion of UIL Holdings' credit arrangements.

At December 31, 2003, UIL Holdings had $28.6 million of unrestricted cash and temporary cash investments, excluding $6.7 million of cash held by APS which has been categorized as current assets of discontinued operations held for sale in the accompanying Consolidated Balance Sheet. This represents an increase of $9.7 million from the corresponding balance at December 31, 2002. The components of this increase, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:
                                                         (In Millions)

Balance, December 31, 2002                                    $18.9
                                                         --------------

Net cash provided by operating activities
  of continuing operations                                     88.5

Net cash provided by (used in) investing
  activities of continuing operations:
- Loan to Cross-Sound Cable Project                           (24.0)
- Cash invested in plant                                      (52.3)
- Proceeds from sale of pollution control
   refunding revenue bonds                                     25.0
- Changes in restricted cash (1)                                4.6
- Deferred payments in prior acquisitions                      (2.8)
                                                         --------------
                                                               (49.5)
                                                         --------------

Net cash provided by (used in) financing activities
 of continuing operations:
- Financing activities, excluding dividend payments             12.0
- Dividend payments                                            (41.1)
                                                         --------------
                                                               (29.1)

Net cash provided by (used in) discontinued operations:
- Net cash provided by discontinued operations                   4.8
- Change in unrestricted cash balance of discontinued
   operations                                                   (5.0)
                                                         --------------
                                                                (0.2)
      Net Change in Cash                                         9.7
                                                         --------------

Balance, December 31, 2003                                     $28.6
                                                         ==============

(1) As of December 31, 2003, UIL Holdings had $1.4 million in restricted cash, representing $1.1 million held in escrow to cover operating expenses accrued at the time of the sale of Seabrook Station, and $0.3 million related to future debt payments of Xcelecom.


                                    XCELECOM

The primary source of liquidity for Xcelecom has been, and is expected to continue to be, cash generated by operating activities. Xcelecom maintains a revolving credit facility that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient. Xcelecom may also increase liquidity through additional infusions of equity or inter-company debt from UIL Holdings. In general, Xcelecom is not expected to dividend funds to UIL Holdings.

Short-term changes in macroeconomic trends may have an effect, positively or negatively, on liquidity. Short-term liquidity is also impacted by the type and length of construction contracts in place. During economic downturns, such as the 2001 through 2003 period, construction contracts trend away from short-cycle contracts toward larger long-term infrastructure and public sector contracts. Performance of long duration contracts typically require working capital until initial billing milestones are achieved. While Xcelecom strives to maintain a net over-billed position with its customers, there can be no assurance that a net over-billed position can be maintained. Xcelecom's net over-billings, defined as the balance sheet accounts billings in excess of costs and estimated earnings on uncompleted contracts less cost and estimated earnings in excess of billings on uncompleted contracts, was $7.0 million and $12.9 million as of December 31, 2003 and December 31, 2002, respectively.

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

Long-term liquidity requirements can be expected to be met through cash generated from operating activities, the revolving credit facility, and if necessary long term capitalization efforts of UIL Holdings. Over the long term, Xcelecom's primary revenue risk factor continues to be the level of demand for non-residential construction services, which is in turn influenced by macroeconomic trends including interest rates and governmental economic policy. In order to provide protection against negative demand cycles in private sector construction services, Xcelecom has increased its participation, and its backlog of contracts, in the public sector, and continues efforts to expand its computer systems network integration business line and the service content of all business lines.

Many customers require subcontractors to post performance and payment bonds issued by a surety. These bonds provide a guarantee to the customer that Xcelecom will perform under the terms of a contract and that it will pay subcontractors and vendors. If Xcelecom fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. Xcelecom must reimburse the surety for any expenses or outlays it incurs. Xcelecom has maintained a relationship with the same surety since inception in 1999. To date, Xcelecom has not had any situation in which its surety has been required to incur expenses on Xcelecom's behalf. As of December 31, 2003, the expected cost to complete projects covered by surety bonds was approximately $67.2 million.

Some of the underwriters of our casualty insurance programs require Xcelecom to post letters of credit as collateral. This is common in the insurance industry. To date, Xcelecom has not had a situation where an underwriter has had reasonable cause to effect payment under a letter of credit. At December 31, 2003, letters of credit in place to collateralize insurance programs amounted to $4.6 million.


                               FINANCIAL COVENANTS

UIL Holdings and its subsidiaries are required to comply with certain covenants in connection with their respective loan agreements. The covenants are normal and customary in bank and loan agreements. The covenants below describe only the financial covenants in the agreements.

UIL HOLDINGS

Under the Note Purchase Agreement in connection with the 7.23% Senior Notes, Series A, due February 15, 2011, in the principal amount of $30 million, and 7.38% Senior Notes, Series B, due February 15, 2011, in the principal amount of $45 million, issued by UIL Holdings, UIL Holdings is required to (i) maintain a ratio of consolidated debt to consolidated capital of not greater than 65% (debt ratio); (ii) maintain a ratio of consolidated earnings available for interest charges to consolidated interest charges for any period of four consecutive fiscal quarters of at least 2.00 to 1.00 (interest coverage ratio); and (iii) maintain consolidated net worth of at least $345 million plus 25% of consolidated net income on a cumulative basis for each fiscal quarter for which consolidated net income is positive. At December 31, 2003, UIL Holdings' debt ratio was 55%; its interest coverage ratio was 2.72 to 1.00; and it had consolidated net worth in excess of the requirement in the amount of $116.1 million.

Under the terms of the Note Purchase Agreement, an event of default shall occur if UIL Holdings, UI, APS, Xcelecom, or the direct parent of the non-utility subsidiaries defaults on indebtedness in the aggregate principal amount of at least $10 million due to (i) a default in payment or payments due on the indebtedness, or (ii) default in the performance of or compliance with any term or condition of the indebtedness, which could result in the requirement that such indebtedness be repaid, or (iii) the occurrence of any event or condition that could require the purchase or repayment of the indebtedness prior to maturity.

The revolving credit agreement described in Part II, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (D), Short-Term Credit Arrangements," requires that UIL Holdings (i) maintain a ratio of consolidated debt to consolidated capital, as of the last day of each March, June, September and December, of not greater than 0.65 to 1.00; and (ii) shall not cause the debt of UIL Holdings (excluding debt of its subsidiaries) to exceed $200 million in the aggregate principal amount outstanding at any time. At December 31, 2003, UIL Holdings' consolidated debt to consolidated capital ratio was 0.55 to 1.00; and its aggregate principal debt outstanding (excluding debt of its subsidiaries) was $152.8 million (including an inter-company loan from UI to UIL Holdings).

Under the terms of the Revolving Credit Agreement, an event of default shall occur if UIL Holdings, UI or the direct parent of the non-utility subsidiaries defaults on indebtedness in the aggregate principal amount of at least $10 million due to (i) a default in payment or payments due on the indebtedness, or
(ii) default in the performance of or compliance with any term or condition of the indebtedness, which could result in the requirement that such indebtedness be repaid, or (iii) the occurrence of any event or condition that could require the purchase or repayment of the indebtedness prior to maturity.

There are no dividend restrictions or ratings triggers in connection with the above agreements.

UI

Under the Note Purchase Agreement in connection with the 4.42% Senior Notes, Series A, due December 12, 2007, in the principal amount of $74 million, and 4.89% Senior Notes, Series B, due December 12, 2009, in the principal amount of $51 million, and the Note Purchase Agreement in connection with the 3.95% Senior Notes, due December 9, 2008, in the principal amount of $100 million, UI is required to (i) maintain a ratio of consolidated debt to consolidated capital of not greater than 65% (debt ratio); and (ii) maintain a ratio of consolidated earnings available for interest charges to consolidated interest charges for any period of four consecutive fiscal quarters of at least 2.00 to 1.00 (interest coverage ratio). As of December 31, 2003, UI's debt ratio was 54%; and its interest coverage ratio was 4.36 to 1.00.

Under the terms of the Note Purchase Agreement, an event of default shall occur if UI defaults on indebtedness in the aggregate principal amount of at least $10 million due to (i) a default in payment or payments due on the indebtedness, or
(ii) default in the performance of or compliance with any term or condition of the indebtedness, which could result in the requirement that such indebtedness be repaid, or (iii) the occurrence of any event or condition that could require the purchase or repayment of the indebtedness prior to maturity.

There are no ratings triggers in connection with the above agreements.

XCELECOM

The revolving credit agreement Xcelecom has described in Part II, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (D), Short-Term Credit Arrangements," was renegotiated to amend certain financial covenant requirements for the quarters ending December 31, 2003, March 31, 2004, and June 30, 2004, respectively. The new covenants require that Xcelecom maintain the following financial coverage ratios: (1) the ratio of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated fixed charges (fixed charge coverage ratio) of at least 3.00 to 1.00; (2) the ratio of consolidated liabilities to consolidated net worth (liabilities to net worth ratio) of 1.00 to 1.00 or less;
(3) the ratio of consolidated debt, including inter-company debt, to consolidated EBITDA (leverage ratio) of 3.00 to 1.00 or less; and (4) the ratio of consolidated debt to consolidated EBITDA (senior leverage ratio) of 1.75 to
1.00 or less. At December 31, 2003, Xcelecom's fixed charge coverage ratio was
3.30 to 1.00; liabilities to net worth ratio was 0.32 to 1.00; leverage ratio was 2.10 to 1.00; and senior leverage ratio was 1.16 to 1.00. All borrowings outstanding under this agreement are secured solely by assets of Xcelecom and its subsidiaries.

There are no ratings triggers in connection with the above agreement.

DISCONTINUED OPERATIONS

APS had a revolving credit agreement that expired on April 11, 2003, at which time APS repaid all borrowings outstanding under the agreement. The funds for the repayment were provided by UIL Holdings. All short-term capital requirements that exceed available cash from operations are currently provided by UIL Holdings, under a short-term loan arrangement. Any outstanding balance under this short-term loan arrangement will be paid to UIL Holdings in connection with the closing of the APS sale transaction. As of December 31, 2003, the outstanding balance under this arrangement was $3.5 million.

                     CONTRACTUAL AND CONTINGENT OBLIGATIONS

The following are contractual and contingent obligations of UIL Holdings and its subsidiaries as of December 31, 2003.


                                                                       (IN MILLIONS)
                                               2004      2005     2006     2007     2008   THEREAFTER      TOTAL
                                               ----      ----     ----     ----     ----   ----------      -----
   Debt Maturities:
       UIL Holdings                          $    -      $4.3     $4.3    $ 4.3   $  4.3      $ 57.8      $ 75.0
       UI                                         -         -        -     74.0    100.0       246.5       420.5
                                            -------- --------- -------- -------- -------- ------------- ---------
             Total                           $    -      $4.3     $4.3    $78.3   $104.3      $304.3      $495.5
                                            ======== ========= ======== ======== ======== ============= =========

   Contractual Obligations:
       UI
         Lease Payments (1)                   $25.4     $10.4    $10.5    $11.3    $11.4       $41.6      $110.6
           Pension Contribution (2)            11.2                                                         11.2
       UCI
         Zero Stage                             0.5         -        -        -        -           -         0.5
         Ironbridge                             0.3       0.2        -        -        -           -         0.5
       Xcelecom
         Earn-Out Payments (3)                  1.4       3.8      1.3      2.3        -           -         8.8
         Promissory Note Payments (4)           3.3       3.3        -      0.2        -           -         6.8
         Non-Compete Payments (5)               1.1       1.1      0.2      0.1        -           -         2.5
         Notes Payable                          1.0       0.8      0.5      0.3      0.3         0.7         3.6
         Lease Payments                         2.2       2.0      1.2      0.8      0.8         0.4         7.4
       Discontinued Operations
         Lease Payments (6)                     0.7         -        -        -        -           -         0.7
                                            -------- --------- -------- -------- -------- ------------- ---------
            Total                             $47.1     $21.6    $13.7    $15.0    $12.5       $42.7      $152.6
                                            ======== ========= ======== ======== ======== ============= =========

                                  As of December 31, 2003
                                  -----------------------
                                       (In Millions)
       Guarantees:
         UI-Hydro-Quebec                       $3.8
         UCI-Hydro-Quebec (7)                  $3.8

       Letters of Credit:
         Xcelecom (8)                          $4.6
         Cross-Sound (9)                       $0.3

(1) Includes purchase option payment of $16 million in 2004 in connection with the Electric System Work Center property.
(2) The pension contribution for 2004 is estimated at $11.2 million depending on the allowed maximum contribution for tax purposes and fluctuations in the discount rate and return on plan assets. Contribution projections beyond 2004 are not provided due to the volatility of the factors mentioned.
(3) Xcelecom's earn-out payments are payable to the former owners of certain acquired companies and are contingent on various future financial results of each company. The actual payments may vary from these estimated amounts.
(4) Xcelecom's promissory note payments are amounts payable to the former owners of certain acquired companies. Several of the promissory notes have indemnification provisions that may cause the principal balance to change.
(5) Xcelecom's non-compete payments are amounts payable to the former owners of certain acquired companies.
(6) Reflects lease payments through the second quarter of 2004, as future lease obligations will not be retained by UIL Holdings subsequent to the closing of the APS sale transaction.
(7) This amount represents UCI's and UIL Holdings' collective guarantee to Hydro-Quebec in support of Hydro-Quebec's guarantees to third parties in connection with the construction of the project.

(8) This amount represents Xcelecom's letters of credit that support certain insurance and acquisition related obligations, $2.0 million of which is recorded on the Consolidated Balance Sheet and included in Promissory Note Payments above, $1.4 million of which is included in the Consolidated Balance Sheet under the caption Accrued Liabilities, and $1.7 million of which supports contingent obligations for potential growth in insurance claim reserves for which Xcelecom is obligated and certain potential deferred performance based payments, included in the Earn-out Payments above, for one of Xcelecom's acquisitions. See Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (D), Short-Term Credit Arrangements," which information is hereby incorporated by reference.
(9) This amount represents UCI's participating share of Cross-Sound's letter of credit to regulatory agencies.

In general, UI purchases all of the electric power it sells to customers from two fixed price (per KWH) sources, PSEG and Dominion. UI expects that these suppliers will be adequate to meet the requirements of its customers. The power to be purchased from 2004 to 2008 is estimated to cost approximately $1.1 billion. UI will be obligated to pay only for power actually delivered by its suppliers. UI recovers prudently incurred purchase power costs pursuant to rate provisions approved by the DPUC. UI does not foresee any material risks from the terms of the contract and rate structure to recover costs. Refer to Part I, Item 1, "Business - Power Supply Arrangements," for further information.

                          CRITICAL ACCOUNTING POLICIES

The discussion of Results of Operations and financial condition relies on UIL Holdings' Consolidated Financial Statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. UIL Holdings believes that investors need to be aware of these policies and how they impact UIL Holdings' financial reporting to gain a more complete understanding of UIL Holdings' Consolidated Financial Statements as a whole, as well as management's related discussion and analysis presented herein. While UIL Holdings believes that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts.

ACCOUNTING FOR REGULATED PUBLIC UTILITIES - SFAS NO. 71

Generally accepted accounting principles for regulated entities in the United States of America allow UI to give accounting recognition to the actions of regulatory authorities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." In accordance with SFAS No. 71, UI has deferred recognition of costs (a regulatory asset) or has recognized obligations (a regulatory liability) if it is probable that such costs will be recovered or obligations relieved in the future through the ratemaking process. In addition to the Regulatory Assets and Liabilities separately identified on the Consolidated Balance Sheet, there are other regulatory assets and liabilities such as certain deferred tax assets and liabilities. UI also has obligations under long-term power contracts, the recovery of which is subject to regulation. If UI, or a portion of its assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met, if such deferred costs are not recoverable in the portion of the business that continues to meet the criteria for application of SFAS No. 71.

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

As of December 31, 2003, UIL Holdings changed its discount rate from 6.75% to 6.00% to reflect the reduction in the rate of return for long-term fixed-income securities, which serves as the basis for this assumption. UIL Holdings plans to monitor the expected return on plan assets of 8.0% for 2004, based on projections of future expected performance developed in conjunction with UIL Holdings actuaries and investment advisors.

There is a significant possibility that the assumptions listed above will be revised over time as economic and market conditions change. Changes in those assumptions could have a material impact on pension and postretirement expenses. For example, if there is a plus or minus 1/4% change in the discount rate assumed at 6%, the pension expense would change by minus or plus $0.8 million, respectively. If there were a 1% change in the expected return on assets, the pension expense would change by plus or minus $2.5 million.

The projected, long-term average wage increase is being maintained at 4.5% in 2004. Due to increases in projected health care costs, UIL Holdings increased its health care cost trend rate to 13%, declining by 1.0% annually to a steady-state growth rate of 5.0%. For 2002, the health care cost trend rate assumption was a 7% growth rate, declining by 0.5% annually to a long-term rate of 4.5%.

UIL Holdings' 2003 pension and postretirement benefits expenses were $17.5 million and $5.2 million, respectively.

The assumptions are used to predict the net periodic expense on a look-forward basis. To the extent actual investment earnings, actual wage increases and other items differ from the assumptions, a gain or loss is created, and subsequently amortized into expense.

GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, UIL Holdings adopted SFAS No. 142, "Goodwill and Other Intangible Assets." This statement modified the accounting and reporting of goodwill and intangible assets. Under this new standard, UIL Holdings is no longer amortizing its existing goodwill. In addition, UIL Holdings is required to measure goodwill for impairment annually or more frequently if circumstances indicate possible impairment.

SFAS No. 142 requires goodwill to be allocated to reporting units (Xcelecom and APS) and measured for impairment under a two-step test at least annually unless another event triggers an earlier assessment. Goodwill attributable to each of UIL Holdings' reporting units was tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined by applying discounted cash flows to revenue and profit forecasts and comparing those estimated fair values with carrying values which includes the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of impairment by determining an "implied fair value" of goodwill. Implied fair value is determined by allocating the assets and liabilities with anything left unallocated being goodwill. As of December 31, 2003, such testing indicated that there was no impairment related to the Xcelecom reporting unit.

A 1% change in the discount rate impacts the implied fair value of goodwill at December 31, 2003 for Xcelecom by approximately $2 million. This level of change in valuation would not trigger an impairment charge. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each of the reportable units. UIL Holdings subjected the testing analysis to a broad range of possible outcomes and scenarios, and in each case the determinations noted above were confirmed.

A goodwill impairment charge of $7.2 million was recorded during the fourth quarter of 2003 to bring the carrying value of goodwill associated with APS' telephony assets in line with estimated fair value. This charge is included in the results of discontinued operations in the accompanying consolidated statement of income.

Under SFAS No. 142, entities are also required to determine the useful life of other intangible assets and amortize the value over the useful life. Such intangible assets are required to be tested for impairment in a manner similar to goodwill. In accordance with SFAS No. 142, UIL Holdings has determined the useful life of other intangible assets and is amortizing the value over the useful life. In 2003, other intangible assets were tested and no impairment was found.

UNBILLED REVENUE

At the end of each accounting period, UI accrues an estimated amount for services rendered but not billed. The calculation is primarily based upon UI's system requirements or kilowatt-hour usage less distribution losses and company use for a given period, reduced by kilowatt-hours already billed to customers. Certain factors are taken into account in the calculation of unbilled revenue, any of which can have a significant impact, such as changes in or problems with metering, the number of days in a billing cycle, seasonality, price changes and billing adjustments.

ACCOUNTING FOR RECEIVABLES DUE FROM APS' AGENTS

Given the substantial amounts of cash transferred in APS' bill payment business, agent losses is a significant risk. While APS maintains controls to monitor and manage the risk of agent losses, the possibility of such losses exists. Insurance coverage for such risks is prohibitively expensive or unavailable. Therefore, APS self-insures this risk. A loss reserve equal to the estimate of expected annual loss due to agent losses is developed based on past history and APS management's expectation of future results. Receivables due from APS' agents are included in the assets of discontinued operations held for sale.

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

Xcelecom completes most projects within one year. Service and maintenance work is frequently provided under agreements which are renewable annually. Revenues are recognized on service and time and material work when services are performed. Work performed under a construction contract generally provides that the customers accept completion of progress to date and provide compensation for services rendered measured in terms of units installed, hours expended or some other measure of progress. Revenues from construction contracts are recognized on the percentage-of-completion method as described above.

In general contracts are considered to be substantially complete upon departure from the work site and acceptance by the customer. Contract costs include all direct material and labor costs and those indirect costs related to specific contract performance, such as indirect labor, supplies, and tools. Changes in job performance, job conditions, estimated contract costs and profitability and final contract settlements may result in revisions to costs and income and the effects of these revisions are recognized in the period in which the revisions are determined. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined.

IMPAIRMENT OF LONG-LIVED ASSETS

Based on the significant amount of assets recorded for both the utility and non-utility businesses, monitoring of these assets for impairment losses is critical. SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires the recognition of impairment losses on long-lived assets when the book value of an asset exceeds the sum of the expected future undiscounted cash flows that result from the use of the asset and its eventual disposition. This standard also requires that rate-regulated companies recognize an impairment loss when a regulator excludes all or part of a cost from rates, even if the regulator allows the company to earn a return on the remaining costs allowed. Under this standard, the probability of recovery and the recognition of regulatory assets under the criteria of SFAS No. 71 must be assessed on an ongoing basis. As described in "Accounting for Regulated Public Utilities - SFAS No. 71" earlier in this section, determination that certain regulatory assets no longer qualify for accounting as such could have a material impact on both UI's and UIL Holdings' financial condition. At December 31, 2003 and December 31, 2002, UI did not have any assets that were impaired under this standard.

With respect to long-lived assets of the non-utility businesses, certain assumptions must be made to project the future undiscounted cash flows resulting from the use and eventual disposition of such long-lived assets. Examples of such assumptions include the estimated useful life of the asset, projections of future revenues and costs associated with the asset, projections of certain market conditions, estimates of future commodity prices, and assumptions regarding the outcome of certain legislative and regulatory processes. Although management believes the assumptions made measuring the recoverability of assets were reasonable based on the most currently available data at the time, no guarantee can be made that actual results will equal estimates. Differences in the actual outcome of events, as compared to the assumptions made, could have a material effect on financial condition.

The most significant long-lived assets of the non-utility businesses are UBE's $82.1 million investment in BE, and UCI's $33 million share of the Cross-Sound cable project. Both assets were reviewed for impairment as of December 31, 2003. With respect to UBE, based on natural gas and electricity forward price projections derived from the most recent DOE Annual Energy Outlook report, no conditions were noted to give rise to an impairment. UCI's share of the Cross-Sound cable project was evaluated for impairment under the assumption that all pending permit issues surrounding the cable would be resolved, thus allowing for commercial operation of the cable. Cross-Sound has a twenty year contract in place for the entire capacity of the cable once commercial operation is achieved, the expected cash flows from which are in excess of the carrying value of the asset. For further discussion regarding BE and Cross-Sound, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Major Influences".

                              RESULTS OF OPERATIONS

UIL HOLDINGS CORPORATION RESULTS OF OPERATIONS:  2003 ACTUAL EARNINGS VS.
-------------------------------------------------------------------------
ORIGINAL ESTIMATE
-----------------

Net income for UIL Holdings was $23.3 million in 2003, or $1.63 per share. This was lower than the $2.45-$2.65 per share range originally estimated in UIL Holdings' Form 10-K for the year ended December 31, 2002. As indicated in revised earnings guidance projections throughout 2003, the primary reason for the decline from the original earnings estimate was performance related to UIL Holdings' non-utility businesses. Results at Xcelecom were lower than originally forecast due to a large project loss, executive severance costs and the effects of an economic downturn in Xcelecom's markets. One-time charges incurred by APS, primarily the revaluing of the telephony assets, was another major factor for the shortfall from the original earnings guidance. These declines were partially offset by slightly better than expected results at UI, as UI was able to mitigate the effects of increased pension and postretirement benefits costs due to the positive impact of weather and other short-term actions taken by UI.

2003 VS. 2002
-------------

UIL HOLDINGS CORPORATION RESULTS OF OPERATIONS:  2003 VS. 2002
--------------------------------------------------------------

UIL Holdings' earnings from continuing operations for 2003 decreased by $16.2 million, or $1.15 per share, compared to 2002. The net loss from discontinued operations increased by $4.4 million, or $0.31 per share, from the 2002 net loss of $1.8 million, or $0.13 per share. Total earnings for 2003, including discontinued operations, decreased by $20.6 million, or $1.46 per share.

Several major factors contributed to the decline in earnings from continuing operations, including the absence of income from the nuclear division due to the sale of the Seabrook nuclear generating station (Seabrook) in November 2002, effects of the DPUC's 2002 Rate Case decision for UI, increased pension and postretirement benefits costs, and a slow economic recovery affecting the non-utility businesses. Results of discontinued operations were affected by an impairment charge of $4.9 million, after-tax, taken in the fourth quarter of 2003. This impairment charge was mainly a result of UIL Holdings' reassessment of the value of APS' telephony assets as a stand-alone operation after announcing the pending sale of APS, excluding the telephony assets.

The table below presents a comparison of UIL Holdings' Net Income and Earnings Per Share (EPS) for 2003 and 2002.



                                                    Twelve Months      Twelve Months    2003 more (less) than 2002
                                                        Ended              Ended        --------------------------
                                                    Dec. 31, 2003      Dec. 31, 2002         Amount         Percent
                                                  ------------------ ------------------ ---------------- ------------
NET INCOME (IN MILLIONS EXCEPT PERCENTS)
   UI                                                    $38.7              $48.1              ($9.4)        (20)%
   Nuclear Division                                        -                  5.8               (5.8)       (100)%
   Non-Utility                                            (9.2)              (8.2)              (1.0)        (12)%
                                                       --------           --------              -----
     TOTAL NET INCOME FROM CONTINUING
         OPERATIONS                                      $29.5              $45.7             $(16.2)        (35)%
   Discontinued Operations                                (6.2)              (1.8)              (4.4)       (244)%
                                                       --------           --------              -----
     TOTAL NET INCOME                                    $23.3              $43.9              $20.6         (47)%

EPS
   UI                                                    $2.71              $3.38             $(0.67)        (20)%
   Nuclear Division                                       -                  0.41              (0.41)       (100)%
   Non-Utility                                           (0.64)             (0.57)             (0.07)        (12)%
                                                         ------             ------             ------
     TOTAL EPS FROM CONTINUING
         OPERATIONS - BASIC                              $2.07              $3.22             $(1.15)        (35)%
   Discontinued Operations                               (0.44)             (0.13)             (0.31)       (238)%
                                                         ------             ------             ------
     TOTAL EPS - BASIC                                   $1.63              $3.09             $(1.46)        (47)%
                                                          ====               ====              ======
     TOTAL EPS - DILUTED (NOTE A)                        $1.63              $3.08             $(1.45)        (47)%
                                                          ====               ====              ======

Note A: Reflecting the effect of unexercised dilutive stock options.

The following table presents a line-by-line breakdown of revenue and expenses from UIL Holdings' Consolidated Statement of Income by subsidiary, including comparisons between 2003 and 2002. Significant variances are explained in the discussion and analysis of individual subsidiary results that follow.


                                                                  YEAR ENDED DECEMBER 31,         2003 MORE
(IN MILLIONS)                                                      2003             2002       (LESS) THAN 2002
-------------                                                      ----             ----       ----------------
OPERATING REVENUE
  UI from operations, before sharing                               $669.6          $691.3          $(21.7)
  UI sharing from operations                                          -              (6.6)            6.6
  Nuclear                                                             -              42.8           (42.8)
  Xcelecom                                                          294.0           310.0           (16.0)
  Minority Interest Investment & Other                                0.1             0.1             -
                                                                ------------    ------------- -------------------
    TOTAL OPERATING REVENUE                                        $963.7        $1,037.6          $(73.9)
                                                                ============    ============= ===================

FUEL AND ENERGY EXPENSE
  UI                                                               $272.7          $263.1            $9.6
  Nuclear                                                             -               6.1            (6.1)
                                                                ------------    ------------- -------------------
    TOTAL FUEL AND ENERGY EXPENSE                                  $272.7          $269.2            $3.5
                                                                ============    ============= ===================

OPERATION AND MAINTENANCE EXPENSE
  UI                                                               $185.5          $176.7            $8.8
  Nuclear                                                             -              23.8           (23.8)
  Xcelecom                                                          290.0           301.1           (11.1)
  Minority Interest Investment & Other                                3.2             3.6            (0.4)
                                                                ------------    ------------- -------------------
    TOTAL OPERATION AND MAINTENANCE EXPENSE                        $478.7          $505.2          $(26.5)
                                                                ============    ============= ===================

DEPRECIATION AND AMORTIZATION
  UI                                                                $28.3           $27.4            $0.9
  Nuclear                                                             -               1.2            (1.2)
  Xcelecom                                                            3.5             3.2             0.3
  Minority Interest Investment & Other                                0.1             -               0.1
                                                                ------------    ------------- -------------------
    Subtotal depreciation                                            31.9            31.8             0.1
  Amortization of regulatory assets (UI)                             49.2            59.5           (10.3)
  Amortization Xcelecom                                               1.2             1.3            (0.1)
                                                                ------------    ------------- -------------------
    TOTAL DEPRECIATION AND AMORTIZATION                             $82.3           $92.6          $(10.3)
                                                                ============    ============= ===================

TAXES - OTHER THAN INCOME TAXES
  UI - State gross earnings tax                                     $25.8           $28.3           $(2.5)
  UI - other                                                         13.5            15.8            (2.3)
  Nuclear - other                                                     -               0.4            (0.4)
  Xcelecom                                                            1.8             1.5             0.3
                                                               -------------    ------------ --------------------
    TOTAL TAXES - OTHER THAN INCOME TAXES                           $41.1           $46.0           $(4.9)
                                                               =============    ============ ====================



                                                                 YEAR ENDED DECEMBER 31,         2003 MORE
(IN MILLIONS)                                                     2003             2002      (LESS) THAN 2002
-------------                                                     ----             ----      ----------------
OTHER INCOME AND (DEDUCTIONS)
   UI                                                              $5.6            $3.7              $1.9
   Xcelecom                                                         0.5             0.7              (0.2)
   Minority Interest Investment & Other                            (2.8)           (6.7)              3.9
                                                               ------------    ------------- ------------------
     TOTAL OTHER INCOME AND (DEDUCTIONS)                           $3.3           ($2.3)             $5.6
                                                               ============    ============= ==================

EARNINGS BEFORE INTEREST AND TAXES (EBIT)
   UI                                                            $100.2          $117.6            $(17.4)
   Nuclear                                                          -              11.3             (11.3)
   Xcelecom                                                        (2.0)            3.6              (5.6)
   Minority Interest Investments & Other                           (6.0)          (10.2)              4.2
                                                               ------------     ------------- -------------------
     TOTAL EBIT FROM CONTINUING OPERATIONS                        $92.2          $122.3            $(30.1)
                                                               ============     ============= ===================

INTEREST CHARGES
  UI                                                              $20.7           $33.8            $(13.1)
  UI - Interest on Seabrook obligation bonds owned by UI            -              (5.1)              5.1
  UI - Amortization: debt expense, redemption premiums              1.3             1.9              (0.6)
  Nuclear                                                           -               1.5              (1.5)
  Xcelecom                                                          0.6             1.3              (0.7)
  Minority Interest Investment & Other                              6.6             5.7               0.9
                                                               ------------    ------------- ------------------
     TOTAL INTEREST CHARGES                                       $29.2           $39.1             $(9.9)
                                                               ============    ============= ==================

INCOME TAXES
  UI                                                              $39.5           $38.9              $0.6
  Nuclear                                                           -               4.0              (4.0)
  Xcelecom                                                         (0.9)            0.9              (1.8)
  Minority Interest Investment & Other                             (5.1)           (6.3)              1.2
                                                               ------------    ------------- ------------------
     TOTAL INCOME TAXES                                           $33.5           $37.5             $(4.0)
                                                               ============    ============= ==================

NET INCOME
  UI                                                              $38.7           $48.1             $(9.4)
  Nuclear                                                           -               5.8              (5.8)
  Xcelecom                                                         (1.7)            1.4              (3.1)
  Minority Interest Investment & Other                             (7.5)           (9.6)              2.1
                                                               ------------    ------------- ------------------
     SUBTOTAL NET INCOME FROM CONTINUING OPERATIONS                29.5            45.7             (16.2)
  Discontinued Operations                                          (6.2)           (1.8)             (4.4)
                                                               ------------    ------------- ------------------
     TOTAL NET INCOME                                             $23.3           $43.9            $(20.6)
                                                               ============    ============= ==================

THE UNITED ILLUMINATING COMPANY RESULTS OF OPERATIONS:  2003 VS. 2002
---------------------------------------------------------------------

                                                    Twelve Months      Twelve Months      2003 more (less) than 2002
                                                        Ended              Ended          --------------------------
                                                    Dec. 31, 2003      Dec. 31, 2002           Amount         Percent
                                                   ----------------- ------------------ ---------------- ------------
EPS FROM OPERATIONS
   UI before Nuclear Division and Sharing                 $2.71             $3.90            $(1.19)         (31)%
   Sharing                                                 0.00             (0.52)             0.52          100%
                                                         ------              ----              ----
     Subtotal UI excluding Nuclear                         2.71              3.38             (0.67)         (20)%
   Nuclear Division                                        0.00              0.41             (0.41)        (100)%
                                                           ----              ----             ------
     Total UI EPS from operations - basic                 $2.71             $3.79            $(1.08)         (29)%
                                                          =====              ====             ======
     Total UI EPS from operations -
          diluted (Note A)                                $2.71             $3.78            $(1.07)         (28)%
                                                          =====              ====             ======

RETAIL SALES (MILLIONS OF KWH)                            5,763             5,781               (18)           -

Note A: Reflecting the effect of unexercised dilutive stock options.

                        UI EXCLUDING THE NUCLEAR DIVISION

Excluding the Nuclear Division, UI's net income was $38.7 million, or $2.71 per share, in 2003, compared to $48.1 million, or $3.38 per share, in 2002. The 2002 earnings of $3.38 per share included an adjustment of $0.78 per share for earnings which were in excess of the allowed 11.50% return on equity. In accordance with the DPUC earnings sharing mechanism, the $0.78 per share was allocated, or "shared", equally between shareowners, customers, and to reduce stranded costs, resulting in a reduction of 2002 net income by $0.52 per share. On a pre-sharing basis, earnings per share decreased by $1.19 per share, primarily due to effects of the DPUC's 2002 Rate Case decision, which reduced authorized return on utility common stock equity by the DPUC from 11.50% to 10.45%, effective September 26, 2002, reduced overall rates by 3%, and increased stranded cost amortization. UI has also been affected by increased pension and postretirement benefit costs that have not to date been included for recovery in rates. The effect of these additional costs on earnings was mitigated by the positive impact of weather on revenues and by short-term actions taken by UI. See discussion included in Item 7, "Major Influences On Financial Condition - The United Illuminating Company," for further information regarding recovery of increased pension and postretirement benefit costs.

Overall, UI's total revenue decreased by $15.1 million, from $684.7 million in 2002 to $669.6 million in 2003. Details of this change in revenue are as follows:

                                                                      From
                          In Millions                              Operations
--------------------------------------------------------------------------------
 2003 Revenues more (less) than 2002 Revenues
--------------------------------------------------------------------------------
 REVENUE FROM DISTRIBUTION DIVISION:
 Estimate of operating Distribution Division component of
   "weather normalized" retail sales growth                          $(0.3)
 Estimate of operating Distribution Division component of
   weather effect on retail sales                                    (20.2)
 Sharing (2002)                                                        6.6
 Impact of rate  decrease,  mix of sales on average  price and
  other                                                               (2.8)
                                                                      -----
   TOTAL RETAIL REVENUE FROM DISTRIBUTION DIVISION                   (16.7)
 RETAIL REVENUE FROM OTHER UTILITY DIVISIONS                          (8.5)
                                                                      -----
        TOTAL UI RETAIL REVENUE                                      (25.2)
 OTHER OPERATING REVENUE INCREASE (DECREASE)
 NEPOOL transmission revenues                                          0.7
 Other                                                                 0.2
                                                                       ---
        TOTAL UI OTHER OPERATING REVENUES                              0.9

 UI WHOLESALE REVENUE                                                  9.2
                                                                      -----

         TOTAL UI REVENUES                                          $(15.1)
                                                                     ======

Retail fuel and energy expense increased by $9.2 million in 2003, compared to 2002. UI received electricity to satisfy its standard offer retail customer service requirements through a fixed-price purchased power agreement. These costs are recovered through the GSC portion of UI's unbundled retail customer rates. UI's financial results are not materially affected by its customers' selection of alternate suppliers to provide generation service. UI's wholesale energy expense increased by $0.4 million, but these costs are recovered from customers through the CTA.

UI's O&M expenses increased by $8.8 million, from $176.7 million in 2002 to $185.5 million in 2003. The increase was due primarily to increased pension and postretirement expenses of $13.0 million, offset by decreased environmental remediation costs of $3.2 million and a decrease in other expenses of $1.0 million.

Amortization of regulatory assets decreased by $10.3 million in 2003 compared to 2002. The primary reasons for the reduction were due to the DPUC order in July 2003 requiring that the amortization of CTA rate base utilizing excess GSC revenues be discontinued until further determination and the absence of 2002 sharing amortization.

Other taxes (excluding State gross earnings tax) decreased by $2.3 million, from $15.8 million in 2002 to $13.5 million in 2003. The decrease was due to lower property taxes in 2003 as a result of the sale of Seabrook Station in November 2002.

Other income increased by $1.9 million in 2003, compared to 2002, primarily due to interest income due to a higher level of short-term investments throughout 2003.

Interest charges decreased by $8.6 million, from $30.6 million in 2002 to $22 million in 2003. Overall, the decrease was due to the refinancing of certain UI debt issues and the termination of the Seabrook Lease Obligation Bonds in connection with the sale of UI's interest in Seabrook Station on November 1, 2002.

                                NUCLEAR DIVISION

The remaining operation assets of the Nuclear Division (Seabrook Station) were sold on November 1, 2002. The Nuclear Division contributed net income of $5.8 million, or $0.41 per share, in 2002.

NON-UTILITY BUSINESSES RESULTS OF OPERATIONS:  2003 VS. 2002
------------------------------------------------------------



                                                          Twelve Months     Twelve Months     2003 more (less) than 2002
                                                              Ended             Ended         --------------------------
                                                          Dec. 31, 2003     Dec. 31,2002          Amount        Percent
                                                         ----------------- ---------------- ----------------- -----------
EPS
   Operating Business
     Xcelecom                                                 $(0.12)            $0.10           $(0.22)         (220)%

   Minority Interest Investments
     UBE                                                       (0.15)            (0.07)           (0.08)         (114)%
     UCI                                                       (0.05)            (0.31)            0.26            84%
                                                                ----              ----             ----
       Subtotal Minority Interest
       Investments                                             (0.20)            (0.38)            0.18            47%

   UIL Corporate (Note A)                                      (0.32)            (0.29)           (0.03)          (10)%
                                                                ----              ----             ----

       TOTAL NON-UTILITY EPS FROM CONTINUING
           OPERATIONS                                          (0.64)            (0.57)           (0.07)          (12)%
   Discontinued Operations                                     (0.44)            (0.13)           (0.31)         (238)%
                                                               ------            ------            ----
       TOTAL NON-UTILITY EPS - BASIC                          $(1.08)           $(0.70)          $(0.38)          (54)%
                                                               ======            ======            ====
       TOTAL NON-UTILITY EPS - DILUTED (NOTE B)               $(1.08)           $(0.70)          $(0.38)          (54)%
                                                               ======            ======            ====


Note A: Includes interest charges on intercompany debt and strategic and administrative costs of the non-utility holding company.
Note B: Reflecting the effect of unexercised dilutive stock options.

The consolidated non-utility businesses reported a loss from continuing operations, including unallocated holding company costs, of $9.2 million, or $0.64 per share, in 2003, an increased loss of $1.0 million, or $0.07 per share, compared to a loss of about $8.2 million, or $0.57 per share, in 2002. The slow economic recovery in the east coast region continued to have a negative impact on the results of Xcelecom, which was the primary driver for the decrease in earnings from continuing operations as compared to 2002. Results at UBE were hampered by the effects of high natural gas prices, and lower installed capability revenues. The decreases at Xcelecom and UBE were partially offset by lower losses from continuing operations at UCI for 2003, due to the absence of an impairment charge which affected 2002, and improved valuations of minority interest investments. Results from discontinued operations for 2003 amounted to a loss of $6.2 million, or $0.44 per share, compared to a loss of $1.8 million, or $0.13 per share in 2002. The increased loss from discontinued operations was mainly due to an impairment charge recognized in the fourth quarter of 2003 related to APS' telephony assets.

Operating revenue for the non-utility businesses decreased by $16 million, or 5%. All of the decrease in revenues came from Xcelecom. Total operating expenses for the non-utility businesses decreased by $10.9 million, or 3%, due to the decrease in business at Xcelecom. Other deductions of $2.3 million in 2003 decreased from 2002 by $3.7 million, or 61%, due to lower valuation losses on minority interest investments and the absence of an impairment charge recognized in 2002.

The results of each of the non-utility subsidiaries for 2003 and 2002, as presented below, reflect the allocation of debt costs from the parent based on a capital structure, including an equity component, and an interest rate deemed appropriate for that type of business. The targeted capital structures for each of the non-utility subsidiaries are: 100% equity for APS and UCI, 65% equity and

35% debt for Xcelecom for all periods prior to the second quarter of 2002 and 100% equity beginning in the second quarter of 2002, and 30% equity and 70% debt for UBE through the end of 2003 and 100% equity beginning in 2004. UIL Holdings absorbs interest charges on the equity portion of its investments in its subsidiaries to the extent those investments are financed with debt. UIL Holdings may incur other corporate level expenses necessary to manage its investments from time to time.

The following is a detailed explanation of the change in results between 2002 and 2003 for each of UIL Holdings' non-utility businesses.

     NON-UTILITY BUSINESSES

                                 XCELECOM, INC.

Xcelecom lost $1.7 million, or $0.12 per share, in 2003, compared to earnings of $1.4 million, or $0.10 per share in 2002. A slow economic recovery in the east coast region has been the primary driver for the lower results in 2003. This has caused contract postponements and cancellations, increased competition for fewer jobs, and decreasing project margins. Executive severance costs also affected performance at Xcelecom in 2003 (by approximately $0.03 per share). Additionally, the completion of several large, profitable non-recurring contracts in 2002 that have not been replaced with comparable contracts in 2003 has contributed to the earnings decline. The negative earnings impact of these items was partly offset by improved performance in the systems integration division in 2003 compared to 2002.

     MINORITY INTEREST INVESTMENTS

                         UNITED BRIDGEPORT ENERGY, INC.

UBE owns a 33 1/3% interest in Bridgeport Energy, LLC (BE). UBE lost $2.2 million, or $0.15 per share in 2003, compared to losses of $1.0 million, or $0.07 per share in 2002. UBE results were hampered by high natural gas prices which kept both margins and sales levels low in 2003, resulting in a $0.06 per share decline in earnings from energy revenues as compared to 2002. Installed capability (ICAP) revenues reduced 2003 earnings by $0.21 per share compared to 2002. A non-recurring insurance benefit of $0.05 per share recognized in 2002 also contributed to the decline in earnings from the prior year. These decreases were partially offset by the absence of major overhaul expenses in 2003, which amounted to $0.25 per share in 2002.

                        UNITED CAPITAL INVESTMENTS, INC.

UCI lost $0.6 million, or $0.05 per share in 2003, compared to a loss of $4.4 million, or $0.31 per share in 2002. An impairment of UCI's investment in Gemini Networks, Inc., (Gemini) a broadband fiber-optic business, caused a one-time charge of $0.16 per share in 2002. The remaining improvement in earnings from 2002 of $0.15 per share was due to better performance of minority interest investments and reduced administrative costs. UCI recorded $0.1 million in income from the Cross-Sound Cable project in 2003 based on the terms of an interim operating agreement. The cable will achieve commercial operation when all pending permit issues are resolved. See PART II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for further discussion regarding Cross-Sound.

     UIL CORPORATE

UIL Holdings retains certain costs at the holding company level which are not allocated to the various non-utility subsidiaries. These costs generally include interest charges and strategic and other administrative costs. UIL Holdings' unallocated costs amounted to $4.7 million, after-tax, or $0.32 per share, in 2003, compared to $4.2 million, or $0.29 per share, in 2002. The increase in expenses was due to increased administrative costs in 2003.

     DISCONTINUED OPERATIONS

On December 16, 2003, UIL Holdings entered into an agreement to sell APS to CheckFree Corporation (CheckFree), a leading provider of financial electronic commerce services and products. Under the terms of the agreement, and pending receipt of regulatory approvals and satisfaction of customary closing conditions, CheckFree will pay approximately $110 million in cash for the outstanding stock of APS. The transaction is expected to close during the second quarter of 2004, with the resulting gain on the sale, net of transaction costs, to be recognized at that time.

CheckFree will not acquire APS' telephony assets, which include APS' 51% ownership interest in CellCards of Illinois, LLC (CCI). Following execution of the agreement to sell APS, management determined that the telephony business is not part of UIL Holdings' overall strategic business focus, and therefore authorized the sale of APS' telephony assets. Accordingly, APS, inclusive of the telephony business, has been categorized as "held for sale" as of December 31, 2003 for financial accounting purposes, and as such, its results are included in discontinued operations for all periods presented.

Net loss from discontinued operations amounted to $6.2 million, or $0.44 per share in 2003, compared to a net loss of $1.8 million, or $0.13 per share in 2002. The results of 2003 were affected by an after-tax impairment charge of $4.9 million, or $0.34 per share. This impairment charge was a result of UIL Holdings' reassessment of the value of APS' telephony assets as a stand-alone operation after announcing the pending sale of the remainder of APS. In addition to the impairment charge, transaction costs incurred in 2003 associated with the sale of APS amounted to $0.2 million, after-tax, or $0.01 per share. The results of 2003 were also affected by other non-recurring charges totaling $1.0 million, after-tax, or $0.07 per share. These charges were comprised of a write-down of equipment values, a liability associated with vacated leased property, and a loss on the sale of the investment in Bill Matrix. In accordance with SFAS No. 144, depreciation of assets classified as "held for sale" was ceased as of December 16, 2003. As such, 2003 depreciation and amortization expense was $0.1 million, after-tax, lower than it would have been if the assets of APS had been depreciated through the end of 2003.

2002 VS. 2001
-------------

UIL HOLDINGS CORPORATION RESULTS OF OPERATIONS:  2002 VS. 2001
--------------------------------------------------------------

UIL Holdings' earnings from continuing operations for 2002 decreased by $13.9 million, or $1.00 per share, compared to 2001. The net loss from discontinued operations for 2002 was $1.8 million, or $0.13 per share, an increased loss of $1.6 million, or $0.12 per share, from 2001. The decrease in earnings from continuing operations was due to a $0.74 per share decrease in the non-utility businesses, a $0.03 per share decrease at UI, excluding the Nuclear Division, and a $0.23 per share decrease in Nuclear Division earnings.

The table below presents a comparison of UIL Holdings' Net Income and Earnings Per Share (EPS) for 2002 and 2001.


                                                    Twelve Months      Twelve Months      2002 more (less) than 2001
                                                        Ended              Ended          --------------------------
                                                    Dec. 31, 2002      Dec. 31, 2001          Amount        Percent
                                                  ------------------ ------------------ ---------------- ------------
NET INCOME (IN MILLIONS EXCEPT PERCENTS)
   UI                                                    $48.1              $48.0            $   0.1          --
   Nuclear Division                                        5.8                9.1               (3.3)        (36)%
   Non-Utility                                            (8.2)               2.5              (10.7)       (428)%
                                                       --------            ------              ------
     TOTAL NET INCOME FROM CONTINUING
         OPERATIONS                                      $45.7              $59.6             $(13.9)        (23)%
   Discontinued Operations                                (1.8)              (0.2)              (1.6)       (800)%
                                                       --------           --------              -----
     TOTAL NET INCOME                                    $43.9              $59.4             $(15.5)        (26)%

EPS
   UI                                                    $3.38              $3.41             $(0.03)         (1)%
   Nuclear Division                                       0.41               0.64              (0.23)        (36)%
   Non-Utility                                           (0.57)              0.17              (0.74)       (435)%
                                                         ------              ----              ------
     TOTAL EPS FROM CONTINUING
         OPERATIONS - BASIC                              $3.22              $4.22             $(1.00)        (24)%
   Discontinued Operations                               (0.13)             (0.01)             (0.12)     (1,200)%
                                                         ------             ------             ------
     TOTAL EPS - BASIC                                   $3.09              $4.21             $(1.12)        (27)%
                                                          ====               ====              ======
     TOTAL EPS - DILUTED (NOTE A)                        $3.08              $4.19             $(1.11)        (26)%
                                                          ====               ====              ======


Note A: Reflecting the effect of unexercised dilutive stock options.

The following table presents a line-by-line breakdown of certain line items from UIL Holdings' Consolidated Statement of Income by subsidiary, including comparisons between 2002 and 2001. Significant variances are explained in the discussion and analysis of individual subsidiary results that follow.


                                                                  YEAR ENDED DECEMBER 31,         2002 MORE
(IN MILLIONS)                                                      2002             2001       (LESS) THAN 2001
-------------                                                      ----             ----       ----------------
OPERATING REVENUE
  UI from operations, before sharing                               $691.3          $669.5           $21.8
  UI sharing from operations                                         (6.6)           (3.9)           (2.7)
  Nuclear                                                            42.8            49.2            (6.4)
  Xcelecom                                                          310.0           312.6            (2.6)
  Minority Interest Investment & Other                                0.1             0.1             0.0
                                                                -----------------------------------------------
    TOTAL OPERATING REVENUE                                      $1,037.6        $1,027.5           $10.1
                                                                ===============================================

FUEL AND ENERGY EXPENSE
  UI                                                               $263.1          $265.0           ($1.9)
  Nuclear                                                             6.1             6.9            (0.8)
                                                                ------------------------------------------------
    TOTAL FUEL AND ENERGY EXPENSE                                  $269.2          $271.9           ($2.7)
                                                                ================================================

OPERATION AND MAINTENANCE EXPENSE
  UI                                                               $176.7          $154.5           $22.2
  Nuclear                                                            23.8            22.7             1.1
  Xcelecom                                                          301.1           292.2             8.9
  Minority Interest Investment & Other                                3.6             3.7            (0.1)
                                                                -----------------------------------------------
    TOTAL OPERATION AND MAINTENANCE EXPENSE                        $505.2          $473.1           $32.1
                                                                ===============================================

DEPRECIATION AND AMORTIZATION
  UI                                                                $27.4           $27.4            $0.0
  Nuclear                                                             1.2             1.5            (0.3)
  Xcelecom                                                            3.2             1.7             1.5
  Minority Interest Investment & Other                                0.0             1.0            (1.0)
                                                                ----------------------------------------------
    Subtotal depreciation                                            31.8            31.6             0.2
  Amortization of regulatory assets (UI)                             59.5            58.9             0.6
  Amortization Xcelecom                                               1.3             3.7            (2.4)
  Amortization Minority Interest Investment & Other                   0.0            (0.9)            0.9
                                                                ----------------------------------------------
    TOTAL DEPRECIATION AND AMORTIZATION                             $92.6           $93.3           $(0.7)
                                                                ==============================================


TAXES - OTHER THAN INCOME TAXES
  UI - State gross earnings tax                                     $28.3           $26.7            $1.6
  UI - other                                                         15.8            15.4             0.4
  Nuclear - other                                                     0.4             1.2            (0.8)
  Xcelecom                                                            1.5             1.5             0.0
  Minority Interest Investment & Other                                0.0            (0.2)            0.2
                                                               -----------------------------------------------
    TOTAL TAXES - OTHER THAN INCOME TAXES                           $46.0           $44.6            $1.4
                                                               ===============================================




                                                                 YEAR ENDED DECEMBER 31,        2002 MORE
(IN MILLIONS)                                                     2002             2001     (LESS) THAN 2001
-------------                                                     ----             ----     ----------------
OTHER INCOME AND (DEDUCTIONS)
   UI                                                            $  3.7            $3.5           $0.2
   Nuclear                                                          0.0             0.2           (0.2)
   Xcelecom                                                         0.7             0.7            0.0
   Minority Interest Investment & Other                            (6.7)            2.3           (9.0)
                                                               ---------------------------------------------
    TOTAL OTHER INCOME AND (DEDUCTIONS)                           ($2.3)           $6.7          ($9.0)
                                                               =============================================

EARNINGS BEFORE INTEREST AND TAXES (EBIT)
   UI                                                            $117.6          $121.3          ($3.7)
   Nuclear                                                         11.3            17.0           (5.7)
   Xcelecom                                                         3.6            14.2          (10.6)
   Minority Interest Investments & Other                          (10.2)           (1.2)          (9.0)
                                                                ---------------------------------------------
    TOTAL EBIT FROM CONTINUING OPERATIONS                        $122.3          $151.3         ($29.0)
                                                                =============================================

INTEREST CHARGES
  UI                                                              $33.8           $37.5          ($3.7)
  UI - Interest on Seabrook obligation bonds owned by UI           (5.1)           (6.3)           1.2
  UI - Amortization: debt expense, redemption premiums              1.9             2.2           (0.3)
  Nuclear                                                           1.5             1.9           (0.4)
  Xcelecom                                                          1.3             3.3           (2.0)
  Minority Interest Investment & Other                              5.7             4.9            0.8
                                                               ---------------------------------------------
    TOTAL INTEREST CHARGES                                        $39.1           $43.5          ($4.4)
                                                               =============================================

INCOME TAXES
  UI                                                              $38.9           $39.8          ($0.9)
  Nuclear                                                           4.0             6.1           (2.1)
  Xcelecom                                                          0.9             4.7           (3.8)
  Minority Interest Investment & Other                             (6.3)           (2.4)          (3.9)
                                                               ---------------------------------------------
    TOTAL INCOME TAXES                                            $37.5           $48.2         ($10.7)
                                                               =============================================

NET INCOME
  UI                                                              $48.1           $48.0           $0.1
  Nuclear                                                           5.8             9.1           (3.3)
  Xcelecom                                                          1.4             6.2           (4.8)
  Minority Interest Investment & Other                             (9.6)           (3.7)          (5.9)
                                                               ---------------------------------------------
    SUBTOTAL NET INCOME FROM CONTINUING OPERATIONS                 45.7            59.6          (13.9)
  Discontinued Operations                                          (1.8)           (0.2)          (1.6)
                                                               ---------------------------------------------
    TOTAL NET INCOME                                              $43.9           $59.4         ($15.5)
                                                               =============================================


THE UNITED ILLUMINATING COMPANY RESULTS OF OPERATIONS:  2002 VS. 2001
---------------------------------------------------------------------

                                                    Twelve Months      Twelve Months     2002 more (less) than 2001
                                                        Ended              Ended         --------------------------
                                                    Dec. 31, 2002      Dec. 31, 2001         Amount         Percent
                                                   ----------------- ------------------ ---------------- ------------
EPS FROM OPERATIONS
   UI before Nuclear Division and Sharing                 $3.90             $3.72             $0.18            5%
   Sharing                                                (0.52)            (0.31)            (0.21)         (68)%
                                                           ----              ----              ----
     Subtotal UI excluding Nuclear                         3.38              3.41             (0.03)          (1)%
   Nuclear Division                                        0.41              0.64             (0.23)         (36)%
                                                           ----              ----             ------
     Total UI EPS from operations - basic                 $3.79             $4.05            $(0.26)          (6)%
                                                           ====              ====             ======
     Total UI EPS from operations - diluted               $3.78             $4.03            $(0.25)          (6)%
                                                           ====              ====             ======

RETAIL SALES (MILLIONS OF KWH)                            5,781             5,724                57            1%

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

Overall, UI's total revenue increased by $19.1 million, from $665.6 million in 2001 to $684.7 million in 2002. Details of this change in revenue are as follows:

                                                                      From
                          In Millions                              Operations
--------------------------------------------------------------------------------
 2002 Revenues more (less) than 2001 Revenues
--------------------------------------------------------------------------------
 REVENUE FROM DISTRIBUTION DIVISION:
 Estimate of operating Distribution Division component of
   "weather normalized" retail sales growth, 0.6%                     $1.3
 Estimate of operating Distribution Division component of
   weather effect on retail sales, 1.1%                                3.0
 Impact of mix of sales on average price and other                     6.1
 Sharing                                                              (2.7)
                                                                       ---
   TOTAL RETAIL REVENUE FROM DISTRIBUTION DIVISION                     7.7
 RETAIL REVENUE FROM OTHER UTILITY DIVISIONS (NOTE A)                  4.1
                                                                      ----
        TOTAL UI RETAIL REVENUE                                       11.8
OTHER OPERATING REVENUE INCREASE (DECREASE)
 NEPOOL transmission revenues                                          4.0
 Other                                                                 0.2
                                                                       ---
        TOTAL UI OTHER OPERATING REVENUES                              4.2

 UI WHOLESALE REVENUE                                                  3.1
                                                                      ----

         TOTAL UI REVENUES                                           $19.1
                                                                      ====

 Note A: The impact of increased retail sales on the retail revenues of the other utility divisions was partially offset by a 0.7% reduction in electricity sales and a corresponding $2.4 million revenue reduction resulting from the resolution of a station service dispute with a generating plant owner.

Retail fuel and energy expense decreased by $4.1 million in 2002, compared to 2001. UI received through 2003, electricity to satisfy its standard offer retail customer service requirements through a fixed-price purchased power agreement. These costs are recovered through the GSC portion of UI's unbundled retail customer rates. It should be noted that a small number of customers had selected alternate suppliers to provide generation services, but this had no effect on UI's financial results. UI's wholesale energy expense increased by $2.2 million, but these costs are recovered from customers through the CTA.

UI's O&M expenses increased by $22.2 million, from $154.5 million in 2001 to $176.7 million in 2002. The principal components of these expense changes included:

                                                              Increase/
                           In Millions                       (Decrease)
-------------------------------------------------------------------------
Operating Division:
-------------------------------------------------------------------------
  Net pension expense and post retirement benefits (Note A)      $6.6
  Environmental remediation                                       3.2
  NEPOOL transmission expense                                     2.4
  Other                                                           5.9
                                                                  ---
     TOTAL OPERATING DISTRIBUTION DIVISION                      $18.1
     NON-DISTRIBUTION O&M                                         4.1
                                                                  ---
     TOTAL O&M EXPENSE                                          $22.2
                                                                 ====

Note A: The increase in pension expense reflected the lower returns being generated since approximately the beginning of 2000 by the equity investments held by the UI pension plan, a portion of which must be recognized immediately with the remainder deferred and amortized over time. These returns, when combined with the lower market value of the assets in the pension fund and the increase in projected liabilities caused by lower discount rates, may, depending on the actual performance of the fund, require increased cash contributions to the pension fund in the future.

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

                                NUCLEAR DIVISION

The Nuclear Division contributed net income of $5.8 million, or $0.41 per share, in 2002 compared to $9.1 million, or $0.64 per share, in 2001. The overall earnings decline was $0.23 per share. The Seabrook nuclear generating unit was sold on November 1, 2002. The absence of two months of earnings (post sale) reduced earnings by $0.14 per share compared to 2001. The combination of the accounting treatment of certain nuclear disposition expenses, improved unit performance and lower general O&M expense in October of 2002 compared to October 2001 reduced earnings by $0.09 per share.

NON-UTILITY BUSINESSES RESULTS OF OPERATIONS:  2002 VS. 2001
------------------------------------------------------------

                                                          Twelve Months     Twelve Months    2002 more (less) than 2001
                                                              Ended             Ended        --------------------------
                                                          Dec. 31, 2002     Dec. 31,2001         Amount        Percent
                                                          ----------------- ---------------- ----------------- -----------
EPS
   Operating Business
     Xcelecom                                                  $0.10             $0.44           $(0.34)          (77)%

   Minority Interest Investments
     UBE                                                       (0.07)             0.26            (0.33)         (127)%
     UCI                                                       (0.31)            (0.28)           (0.03)          (11)%
                                                                ----              ----            ------
       Subtotal Minority Interest
       Investments                                             (0.38)            (0.02)           (0.36)       (1,800)%

   UIL Corporate (Note A)                                      (0.29)            (0.25)           (0.04)          (16)%
                                                                ----              ----

       TOTAL NON-UTILITY EPS FROM CONTINUING
           OPERATIONS                                          (0.57)             0.17            (0.74)         (435)%
   Discontinued Operations                                     (0.13)            (0.01)           (0.12)       (1,200)%
                                                               ------            ------
       TOTAL NON-UTILITY EPS - BASIC                          $(0.70)            $0.16           $(0.86)         (538)%
                                                               ======             ====            ======
       TOTAL NON-UTILITY EPS - DILUTED (Note B)               $(0.70)            $0.16           $(0.86)         (538)%
                                                               ======             ====            ======


Note A: Includes interest charges on intercompany debt and strategic and administrative costs of the non-utility holding company.
Note B: Reflecting the effect of unexercised dilutive stock options.

Overall, the consolidated non-utility businesses had losses from continuing operations of approximately $8.2 million, or $0.57 per share, in 2002, compared to earnings of about $2.5 million, or $0.17 per share, in 2001. Operating revenue for the non-utility businesses decreased by $2.6 million, or 1%. All of the decrease in revenues came from Xcelecom. Expenses for the non-utility businesses, including losses on minority interest investments, but excluding income taxes, increased by $15.9 million, and income taxes decreased by $7.7 million.

The results of each of the non-utility subsidiaries for 2002 and 2001, as presented below, reflect the allocation of debt costs from the parent based on a capital structure, including an equity component, and an interest rate deemed appropriate for that type of business. The targeted capital structures for each of the non-utility subsidiaries are: 100% equity for APS and UCI, 65% equity and 35% debt for Xcelecom for all periods prior to the second quarter of 2002 and 100% equity beginning in the second quarter of 2002, and 30% equity and 70% debt for UBE. See the Xcelecom section for an explanation on the change to Xcelecom's capital structure. UIL Holdings absorbs interest charges on the equity portion of its investments in its subsidiaries to the extent those investments are financed with debt. URI may incur other expenses necessary to manage its investments from time to time.

The following is a detailed explanation of the change in results between 2001 and 2002 for UIL Holdings' non-utility businesses.

     NON-UTILITY BUSINESSES

                                 XCELECOM, INC.

Xcelecom earned $1.4 million, or $0.10 per share, in 2002, compared to $6.2 million, or $0.44 per share in 2001. Higher loss reserve charges relating to projects at several Xcelecom subsidiaries reduced earnings by about $0.05 per share in 2002 compared to 2001. Also, as with other companies in the construction and systems integration industries, there was a very evident decline in economic activity in Xcelecom's markets. Xcelecom also experienced customer postponements and cancellations of projects, reductions in new project orders, a continued slowdown in spending for technology by its customers, and increased competition for fewer jobs, resulting in both lower demand and lower margins. Additionally, the completion of several large, non-recurring contracts in 2001 that were not replaced contributed to the earnings decline. The negative earnings impact of these items, about $0.57 per share in 2002 compared to 2001, was partly offset by an increase of about $0.06 per share from acquisitions made during 2001 and 2002, and an increase of $0.15 per share due to the change in accounting for goodwill mandated by SFAS No. 142, "Goodwill and Other Intangible Assets." The negative impact was also partly offset by the conversion, in the second quarter of 2002, to a 100% equity capital structure from the 65% equity and 35% intercompany debt structure used previously. This conversion contributed $0.07 per share to Xcelecom in 2002, but was offset by an earnings decrease in URI Headquarters, which received less interest income from Xcelecom.

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

     UIL CORPORATE

UIL Holdings incurred unallocated costs of $4.2 million, after-tax, or $0.29 per share, in 2002, compared to unallocated costs of $3.4 million, after-tax, or $0.25 per share, in 2001. The results of each of the non-utility subsidiaries, as presented above, reflect interest expense on allocated debt from UIL Holdings, based on a capital structure, including an equity component, and an interest rate deemed appropriate for that type of business. Some unallocated interest charges and strategic and administrative costs for the non-utility subsidiaries are retained UIL Holdings. The increase in unallocated costs at UIL Holdings reflects additional administrative expenses incurred for managing investments. Lower interest income from the reclassification of Xcelecom's intercompany debt to equity, beginning in the second quarter of 2002, was mostly offset by lower interest charges from reduced interest rates.

     DISCONTINUED OPERATIONS

APS lost $1.8 million, or $0.13 per share, in 2002, compared to a loss of $0.2 million, or $0.01 per share, in 2001. The increased loss of $0.12 per share was due to expenses that were incurred to expand the infrastructure of the organization in order to enhance the bill payment business and introduce and sell new products and services, such as prepaid stored value cards and prepaid telephony products, partly offset by an increase of $0.02 per share due to the change in accounting for goodwill mandated by Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." In addition, APS incurred infrastructure and installation costs associated with a multi-year contract with BellSouth, and a $0.05 per share loss recorded in the fourth quarter of 2002 to write down a portion of an outstanding loan APS had made to the entities from which APS acquired the point of sale activation technology.

                                 LOOKING FORWARD

UIL HOLDINGS' CONSOLIDATED EARNINGS ESTIMATES FOR 2004 AND CASH FLOW DISCUSSION

UIL Holdings estimates that earnings per share from continuing operations for 2004 will be $2.40-$2.60 per share, compared to 2003 results of $2.07 per share. UIL Holdings' previous earnings estimate of $2.20-$2.40 was provided in UIL Holdings' earnings release of January 26, 2004. The increase is due to the increase in the C&LM incentive approved by the DPUC in February 2004 and the effect of the DPUC's decision regarding UI's pension and postretirement expenses described below. These amounts exclude the impact of discontinued operations, based on the expected closing of the sale of APS by the end of June 2004. The primary reasons for the expected increase in earnings from operations is an expected improvement at UIL Holdings' non-utility subsidiary, Xcelecom and reduced interest charges resulting from the application of the proceeds from the APS sale to reduce UIL Holdings' short-term debt.

On February 18, 2004, the DPUC issued a decision approving a modified settlement regarding UI's request for recovery of increased pension and postretirement expenses. The DPUC approved recovery of an annualized $5.2 million, as opposed to the original proposed settlement amount of $10.5 million, and increased from 75% to 100% the customers' share of any Distribution Division earnings in excess of UI's allowed return on utility common equity of 10.45%.

UIL Holdings' current earnings range estimate for 2004 is less than its current dividend rate of $2.88 per common share. However, UIL Holdings continues to have sufficient positive cash flow to pay the dividend from operating activities, and generated $89 million of cash from operating activities in 2003, after making a pension fund contribution of $45 million. This cash flow for the dividend comes from UI, and includes, in addition to positive cash flow from the Distribution Division, the recovery of stranded costs in the CTA rate base. See the sections below for more information on funding the dividend and other UIL Corporate expenses.

Approximately $26.8 million of the 2003 cash flow from operating activities for UIL Holdings was due to the use of net operating losses, which reduced cash tax payments, and the receipt of tax refunds. At the end of 2003, there were net operating loss carryforwards of $51 million, the taxes on which are expected to be recovered in 2004.

                         THE UNITED ILLUMINATING COMPANY

UI is expected to earn $2.75-$2.85 per share in 2004, as compared to $2.71 per share earned in 2003. The 2004 estimate includes the effect of recent decisions from the DPUC regarding the increase to the 2003 C&LM incentive program, and the recovery of a portion of increased pension and postretirement expenses. Absent other actions or abnormal weather, UI is not expected to achieve the authorized return on the equity portion of its Distribution Division rate base. Implementation of the February 18, 2004 DPUC decision will reduce accelerated amortization in the Distribution Division in 2004. It will not have an impact on UI's cash flow, or on prices charged to UI's retail customers.

The major sources of UI's earnings in 2003 were the Distribution and Transmission Divisions and the CTA. In 2003, the CTA earned $1.00 per share on the equity portion of UI's average rate base of approximately $290 million. The remaining $1.71 per share, except for immaterial amounts earned for CL&M and SBC, was earned by the Distribution and Transmission Divisions. The CTA is expected to earn approximately $0.95 per share in 2004, the Distribution and Transmission Divisions combined are expected to earn $1.68-$1.78 per share, and the GSC is expected to earn $0.12 per share from the $0.0005 per kilowatt-hour procurement fee provided for in Public Act 03-135. Earnings from the Distribution Division are expected to increase in 2004 compared to 2003 primarily due to the regulatory relief supplied by the DPUC, and an expected decrease in interest charges. Those improvements will be partly offset by increases in other expenses. Depreciation expenses are increasing due to increases in plant-in-service balances, particularly UI's new customer information system. O&M expenses are expected to increase due to higher internal and external labor costs, partly as a result of shifting internal workload from temporary assignment on capital projects back to expense activities, and increases in general expenses. Retail sales were enhanced in 2003 due to abnormal weather. Sales estimated for 2004 are weather normalized.

Earnings from the CTA are expected to continue to decline beyond 2004 as the CTA rate base is amortized. Currently, it is estimated that the CTA rate base will be fully amortized between 2014 and 2016, at which time revenues and earnings from the CTA will be eliminated. This estimate is predicated on the DPUC maintaining the current CTA retail rate charged to customers until the CTA rate base is fully amortized, and assumptions about a number of other factors that could impact the rate of amortization. Therefore, no assurance can be given that revenues and earnings from the CTA will continue as expected.

The CTA produces significant cash flow for UI. Funds collected for the CTA from retail customers cover the amortization of CTA rate base, the return earned on the equity portion of that rate base, and other mostly cash stranded cost expenses. In 2001, 2002 and 2003, the CTA produced approximately $32 million, $45 million, and $36 million respectively of funds from operations, and it is expected to produce approximately $20 million in 2004. Beginning in 2000 and continuing through December 2003, UI collected GSC revenues from customers, as approved by the DPUC, that were greater than the cost of purchased power costs for standard offer service. The DPUC provided this higher pricing and additional revenues to provide customers with an incentive to switch from standard offer service to independent suppliers. These revenues did not result in earnings for UI. Through June of 2003, the excess GSC revenue amounts were transferred to the CTA for accounting purposes, allowing for faster amortization of CTA stranded cost rate base balances, and contributing to CTA cash flow. The DPUC required UI to defer such transfers beginning in July 2003. In 2004, and through the TSO period, purchased power costs will be higher under UI's contract with PSEG than they were previously, and the GSC retail rates charged to customers will more closely match those costs and the procurement fees that UI will earn, eliminating most of that source of cash. CTA should continue to produce cash flow at the 2004 level in future years, if the pricing factors in the CTA and GSC, and other factors beyond UI's control do not change. Once the CTA rate base is fully amortized, the CTA will cease to generate cash flow.

UI is currently expected to dividend to UIL Holdings, in 2004, the cash necessary for UIL Holdings to pay a dividend to shareholders equal to that paid in 2003, approximately $41-$42 million ($2.88 per share). This amount is not currently expected to require UI to borrow additional funds in 2004, primarily because UI had about $24 million of cash on hand at the end of 2003. Since UI's earnings range estimate for 2004 is expected to be only slightly less than the external dividend amount, UI's equity ratio is expected to be close, at the end of 2004, to the 47% ratio used for ratemaking. This ratio was 47% at year-end 2003. For additional information, see the "Liquidity and Capital Resources" section of this item.

                                    XCELECOM

Xcelecom is expected to earn $0.05-$0.15 per share in 2004, compared to a loss of $0.12 per share in 2003, reflecting anticipated improvement in certain of Xcelecom's markets in 2004. As with other companies in the construction and systems-integration industries, Xcelecom has experienced contract postponements and cancellations of projects, a slowdown in spending for technology by its customers, and increased competition for fewer jobs, resulting in both lower demand and lower margins. Xcelecom has taken actions to reduce the negative impact of these items by working to reduce operating and overhead related costs. Generally, the economic activity of the non-residential construction markets in which Xcelecom participates lags the general economy by six to eighteen months, both in economic downturns and recoveries. Activity levels in Xcelecom operations in the southeast and mid-Atlantic states are improving, but Xcelecom continues to observe depressed levels of activity in the northeast, and increased competition for less work. Xcelecom's backlog of contractually obligated work to be completed at the end of December 2003 was $147 million, compared to a December 2002 backlog of $108 million, an increase of 36%. This backlog is expected to have some positive effect on results for 2004, even though, due to increased competition, the overall expected gross margin related to the backlog at the end of 2003 is slightly lower, in percentage terms, than the expected gross margin percentage carried in the year end 2002 backlog balance.

Xcelecom is expected to generate enough cash from operations in 2004 to fund its operating activity, pay for capital expenditures, and fund some of its contractual obligations, but is not expected to pay dividends to UIL Holdings. Certain other contractual obligations, related to acquisitions made by Xcelecom in previous years, are paid for by UIL Holdings. Xcelecom maintains a revolving credit facility that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient. UIL Holdings may also make infusions of capital to enhance Xcelecom's liquidity.

         MINORITY INTEREST INVESTMENT & OTHER

                         UNITED BRIDGEPORT ENERGY, INC.

The earnings estimate for UBE for 2004 is a loss of $0.05-$0.15 per share, compared to a loss of $0.15 per share in 2003. The expected improvement relates to the 2004 restructuring of UIL Holdings' intercompany loan to UBE to 100% equity. The improvements recognized at UBE will be offset by reduced intercompany interest income at UIL Corporate; thus, this restructuring will have no effect on UIL Holdings' consolidated results. Results at UBE continue to be hampered by high natural gas prices, keeping both margins and sales levels low. The 2004 estimate also reflects low installed capability (ICAP) revenues, and the absence of any major overhaul expenses. Although natural gas prices have remained at elevated levels in recent years, DOE Annual Energy Outlook projections show improving conditions in the future. Based on this information, UBE expects its $82.1 million investment in Bridgeport Energy to be fully recoverable, but will continue to monitor the investment. UBE is expected to be cash neutral in 2004.

                        UNITED CAPITAL INVESTMENTS, INC.

UCI is expected to breakeven in 2004, compared to a loss of $0.05 per share in 2003. Part of the expected improvement relates to the expectation of a minor amount of income from the Cross-Sound investment which will offset administrative costs. Cross-Sound continues to operate under federal emergency orders and is producing some income for UIL Holdings based on a LIPA approved interim operating agreement. UCI's $33 million share of the Cross-Sound cable project would be negatively impacted if the Cross-Sound cable does not achieve commercial operation. Refer to the "Major Influences on Financial Condition - United Capital Investments, Inc." section of this item for additional information regarding the Cross-Sound cable permit issues. Income from UCI's other passive investments is not expected at this time. UCI, including Cross-Sound, is expected to be cash neutral in 2004.

                                  UIL CORPORATE

UIL Corporate will report unallocated corporate administrative costs and unallocated interest charges. UIL Corporate is expected to lose $0.25-$0.35 per share in 2004, compared to a loss of $0.32 per share in 2003. Administrative costs are expected to be similar in 2004 as in 2003. Interest charges are expected to decrease in the second half of 2004 when UIL Holdings expects to pay down a portion of its short-term borrowings with the proceeds from the APS sale, which is currently planned in the second quarter of 2004.

UIL Corporate has, and will continue to have, negative cash flow from operating activities. UIL Corporate is entirely dependent on dividends from its subsidiaries and from external borrowings to provide the cash necessary to service debt, to pay administrative costs, to meet other contractual obligations not funded by UIL Holdings' subsidiaries, and to pay cash dividends to UIL Holdings' shareholders. In 2004, UI is expected to dividend to UIL Holdings the amount necessary to pay a cash dividend to UIL Holdings' shareholders equal to that paid in 2003, approximately $41-$42 million ($2.88 per share). This amount is not enough to cover UIL Corporate's other expenses. The remaining funding requirements for UIL Corporate are expected to come from external borrowings, under UIL Holdings' short-term revolving credit agreement and from the proceeds of the sale of APS. See the "Liquidity and Capital Resources" section of this Item for more information, including UIL Holdings' debt retirement schedule.

Based on current cash projections for 2004, including the net proceeds from the pending sale of APS of $65-$70 million, UIL Holdings expects that, at its quarterly reviews of the dividend, maintenance of the annual dividend of $2.88 per share will be justified, absent adverse events that materially affect projected results.

EARNINGS FROM DISCONTINUED OPERATIONS

UIL Holdings expects the sale of APS to close in the second quarter of 2004, subject to the receipt of regulatory approvals. Discontinued operations, including the gain on the sale, are expected to contribute $3.00-$3.10 per share in 2004. Exclusive of the proceeds from the pending sale of APS and the sale of CCI, Discontinued Operations are expected to be cash neutral in 2004. The sale of APS is expected to produce pre-tax proceeds, net of sale transaction costs, of $95-$100 million for UIL Holdings. The pre-tax gain from the sale of APS is expected to be $70-$75 million, and will be treated as a capital gain for income tax purposes. Capital losses, if any, incurred by UIL Holdings either in 2004 or the following three years could be utilized as an offset to the APS capital gain.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

UIL Holdings and UI's primary market risk is the interest rate risk that occurs in the refinancing of fixed rate debt at maturity and in the remarketing of multi-annual tax-exempt bonds. The weighted average remaining fixed rate period of outstanding long-term debt obligations of UIL Holdings and UI is 4.2 years at an average interest rate of 4.0%. Given the term of the fixed rate debt, UIL Holdings believes that it has no material quantitative or qualitative exposure to market risk. In addition, historically, UI has been able to include its interest costs in revenue requirements for recovery through rates.

UIL Holdings and Xcelecom have short-term revolving credit agreements that permit borrowings for fixed periods of time at fixed interest rates determined by the London Interbank Offered Rate (LIBOR), and also borrowings at fluctuating interest rates determined by the prime lending market. Changes in LIBOR or the prime lending market will have an impact on interest expense, but due to the relatively low level of short-term borrowings under these credit facilities, the impact of changes in short-term interest rates is not expected to be material.

Market risk also represents the risks of changes in the value of a financial instrument, derivative or non-derivative, caused by fluctuation in interest rates, and equity prices. UIL Holdings does not have any derivative instruments or any material investments in financial instruments at this time.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       UIL HOLDINGS CORPORATION
                   CONSOLIDATED STATEMENT OF INCOME
         FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                 (THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                              2003         2002         2001
                                                                              ----         ----         ----
OPERATING REVENUES (NOTE F)
Utility                                                                     $ 669,620    $ 727,533    $ 714,818
Non-utility businesses                                                        294,057      310,063      312,642
                                                                            ----------  -----------  -----------
       Total Operating Revenues                                               963,677    1,037,596    1,027,460
                                                                            ----------  -----------  -----------
OPERATING EXPENSES
  Operation
     Fuel and energy (Note F)                                                 272,673      269,195      271,907
     Operation and maintenance                                                478,720      505,162      473,080
  Depreciation and amortization (Note F)                                       82,239       92,567       93,306
  Taxes - other than income taxes (Note F)                                     41,088       45,970       44,573
                                                                            ----------  -----------  -----------
       Total Operating Expenses                                               874,720      912,894      882,866
                                                                            ----------  -----------  -----------
OPERATING INCOME FROM CONTINUING OPERATIONS                                    88,957      124,702      144,594
                                                                            ----------  -----------  -----------

OTHER INCOME AND (DEDUCTIONS), NET (NOTE F)                                     3,290       (2,327)       6,700
                                                                            ----------  -----------  -----------

INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST CHARGES AND INCOME TAXES     92,247      122,375      151,294
                                                                            ----------  -----------  -----------

INTEREST CHARGES, NET
  Interest on long-term debt                                                   25,590       40,582       42,848
  Interest on Seabrook Lease Obligation Bonds owned by UI                           -       (5,122)      (6,319)
  Other interest, net (Note F)                                                  2,403        1,717        4,831
                                                                            ----------  -----------  -----------
                                                                               27,993       37,177       41,360
  Amortization of debt expense and redemption premiums                          1,267        1,969        2,156
                                                                            ----------  -----------  -----------
       Interest Charges, net                                                   29,260       39,146       43,516
                                                                            ----------  -----------  -----------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                          62,987       83,229      107,778
                                                                            ----------  -----------  -----------

INCOME TAXES (NOTE E)                                                          33,450       37,478       48,215
                                                                            ----------  -----------  -----------

NET INCOME FROM CONTINUING OPERATIONS                                          29,537       45,751       59,563
DISCONTINUED OPERATIONS, NET OF TAX (NOTE O)                                   (6,251)      (1,804)        (200)
                                                                            ----------  -----------  -----------

NET INCOME AND INCOME APPLICABLE TO COMMON STOCK                             $ 23,286     $ 43,947     $ 59,363
                                                                            ==========  ===========  ===========

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC                            14,291       14,239       14,097
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED                          14,304       14,282       14,159

EARNINGS PER SHARE OF COMMON STOCK - BASIC:
  CONTINUING OPERATIONS                                                        $ 2.07       $ 3.22       $ 4.22
  DISCONTINUED OPERATIONS                                                      $(0.44)      $(0.13)      $(0.01)
                                                                            ----------  -----------  -----------
  NET EARNINGS                                                                 $ 1.63       $ 3.09       $ 4.21

EARNINGS PER SHARE OF COMMON STOCK - DILUTED:
  CONTINUING OPERATIONS                                                        $ 2.07       $ 3.21       $ 4.20
  DISCONTINUED OPERATIONS                                                      $(0.44)      $(0.13)      $(0.01)
                                                                            ----------  -----------  -----------
  NET EARNINGS                                                                 $ 1.63       $ 3.08       $ 4.19

CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                              $ 2.88       $ 2.88       $ 2.88

----------------------------------------------------------------------------------------------------------------

                       UIL HOLDINGS CORPORATION
            CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
        FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                        (THOUSANDS OF DOLLARS)

                                                                               2003         2002         2001
                                                                               ----         ----         ----

NET INCOME                                                                   $ 23,286     $ 43,947     $ 59,363
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
  Unrealized gain (loss) on marketable securities
  (net of tax benefit (expense) of $344)                                                      (519)         519
  Minimum pension liability (net of tax deferred
  benefit (expense) of $(18,802) and $17,703)                                  26,198      (26,694)           -
                                                                            ----------  -----------  -----------
    OTHER COMPREHENSIVE INCOME (LOSS)                                          26,198      (27,213)         519
                                                                            ----------  -----------  -----------
COMPREHENSIVE INCOME  (NOTE A)                                               $ 49,484     $ 16,734     $ 59,882
                                                                            ==========  ===========  ===========

         The accompanying Notes to the Consolidated Financial Statements are an integral part of the financial statements.

                            UIL HOLDINGS CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                             (THOUSANDS OF DOLLARS)

                                                                          2003           2002           2001
                                                                          ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Income from continuing operations                                       $ 29,537       $ 45,751       $ 59,563
                                                                       ------------   ------------   ------------
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                          59,472         65,972         63,851
     Purchase power contract amortization (Note F)                          24,034         24,014         26,114
     Purchase Power above market fuel expense credit (Note F)              (24,034)       (24,014)       (26,114)
     Deferred income taxes                                                  17,715         67,716        (18,053)
     Future tax benefits (Note E)                                           36,976        (45,192)             -
     Deferred investment tax credits - net                                    (387)          (564)          (658)
     Amortization of nuclear fuel                                                -          4,640          5,497
     Allowance for funds used during construction                           (2,491)        (2,220)        (1,913)
     Changes in:
       Accounts receivable - net                                             8,529         14,307        (23,336)
       Materials and supplies                                                 (425)           100         (2,722)
       Prepayments                                                             521            998           (187)
       Accounts payable                                                     (7,492)         1,878        (13,335)
       Interest accrued                                                     (1,098)         3,139          2,591
       Taxes accrued                                                       (14,100)         1,767          1,755
       Prepaid Pension                                                     (45,000)             -              -
       Other assets and liabilities                                          6,781        (18,916)        18,360
                                                                       ------------   ------------   ------------
       Total Adjustments                                                    59,001         93,625         31,850
                                                                       ------------   ------------   ------------
     Cash provided by Continuing Operations                                 88,538        139,376         91,413
     Cash provided by (used in) Discontinued Operations                       (403)         8,249         10,533
                                                                        -----------   ------------   ------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                 88,135        147,625        101,946
                                                                        -----------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of businesses, net of cash acquired                              -         (7,691)       (15,532)
    Non-utility passive investments                                              -         (5,126)        (3,773)
    Net proceeds from sale of generation facilities                              -         79,214         32,314
    Loan to Cross-Sound Cable Project                                      (23,986)             -              -
    Deferred payments in prior acquisitions                                 (2,757)        (4,967)        (1,475)
    Plant expenditures, including nuclear fuel                             (52,309)       (52,909)       (43,615)
    Purchase / sale of pollution control refunding revenue bonds            25,000        (25,000)             -
    Redemption of investment in Seabrook Lease Obligation Bonds                  -         80,794          1,928
    Investment (retirement) in debt securities, net                              -          5,043         (3,090)
    Changes in restricted cash                                               4,595         (2,348)          (365)
                                                                       ------------   ------------   ------------
    Cash provided by (used in) Continuing Operations                       (49,457)        67,010        (33,608)
    Cash (used in) Discontinued Operations                                    (119)       (10,824)       (11,218)
                                                                       ------------   ------------   ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                        (49,576)        56,186        (44,826)
                                                                       ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuances of:
      Common stock                                                           2,099          6,132          2,536
      Long-term debt                                                        98,711        125,000         75,000
   Notes payable                                                            14,411          7,195        (78,741)
   Long-term debt securities redeemed and retired                         (100,000)      (100,000)          (665)
   Termination of Seabrook Lease Obligation                                      -       (208,900)             -
   Expenses of issuances                                                    (2,765)          (526)          (825)
   Lease obligations                                                          (473)          (509)          (405)
   Payment of common stock dividend                                        (41,137)       (40,917)       (40,576)
                                                                       ------------   ------------   ------------
   Cash (used in) Continuing Operation                                     (29,154)      (212,525)       (43,676)
   Cash provided by Discontinued Operations                                    299          2,575            685
                                                                       ------------   ------------   ------------
NET CASH (USED IN) FINANCING ACTIVITIES                                    (28,855)      (209,950)       (42,991)
                                                                       ------------   ------------   ------------

CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD                                                    9,704         (6,139)        14,129
BALANCE AT BEGINNING OF PERIOD                                              18,910         25,049         10,920
                                                                       ------------   ------------   ------------
BALANCE AT END OF PERIOD                                                  $ 28,614       $ 18,910       $ 25,049
                                                                       ============   ============   ============

CASH PAID DURING THE PERIOD FOR:
   Interest (net of amount capitalized)                                   $ 28,079       $ 36,782       $ 37,980
                                                                       ============   ============   ============
   Income taxes                                                            $ 3,000       $ 12,800       $ 64,300
                                                                       ============   ============   ============

                   The accompanying Notes to the Consolidated
       Financial Statements are an integral part of the financial statements.

                    UIL HOLDINGS CORPORATION
                   CONSOLIDATED BALANCE SHEET
                   DECEMBER 31, 2003 AND 2002

                             ASSETS
                     (Thousands of Dollars)

                                                                             2003                 2002
                                                                             ----                 ----
Current Assets
  Unrestricted cash and temporary cash investments                        $ 28,614             $ 18,910
  Restricted cash                                                            1,384                5,979
  Utility accounts receivable less allowance of $1,654 and $1,654           54,780               58,171
  Other accounts receivable less allowance of $1,648 and $1,530             80,532               85,683
  Unbilled revenues                                                         32,246               38,403
  Materials and supplies, at average cost                                    4,458                4,033
  Prepayments                                                                8,669                1,973
  Current assets of discontinued operations held for sale                  102,331               97,912
  Other                                                                      1,323                1,095
                                                                  -----------------     ----------------
     Total Current Assets                                                  314,337              312,159
                                                                  -----------------     ----------------

Other Property and Investments
  Investment in United Bridgeport Energy facility                           82,090               83,677
  Investment in debt securities                                                  -               25,000
  Other                                                                     20,283               13,450
                                                                  -----------------     ----------------
     Total Other Property and Investments                                  102,373              122,127
                                                                  -----------------     ----------------

Property, Plant and Equipment at original cost
  In service                                                               784,409              727,867
  Less, accumulated depreciation                                           272,082              256,197
                                                                  -----------------     ----------------
                                                                           512,327              471,670
Construction work in progress                                               36,467               49,411
                                                                  -----------------     ----------------
     Net Property, Plant and Equipment                                     548,794              521,081
                                                                  -----------------     ----------------

Regulatory Assets (FUTURE AMOUNTS DUE FROM CUSTOMERS
                   THROUGH THE RATEMAKING PROCESS)
  Nuclear plant investments-above market                                   436,505              456,950
  Income taxes due principally to book-tax differences                      98,116               69,115
  Long-term purchase power contracts-above market                           88,024              100,379
  Connecticut Yankee                                                        51,579               33,821
  Unamortized redemption costs                                              19,325               18,245
  Other                                                                     43,259               40,804
                                                                  -----------------     ----------------
     Total Regulatory Assets                                               736,808              719,314
                                                                  -----------------     ----------------

Deferred Charges
  Goodwill                                                                  68,554               66,957
  Unamortized debt issuance expenses                                         6,670                4,509
  Prepaid Pension                                                           43,927                    -
  Long-term receivable - Cross-Sound Cable Project                          23,986                    -
  Other long-term receivable                                                13,575               10,766
  Other                                                                      2,120               11,753
                                                                  -----------------     ----------------
     Total Deferred Charges                                                158,832               93,985
                                                                  -----------------     ----------------

Long-term assets of discontinued operations held for sale                   17,930               25,093
                                                                  -----------------     ----------------

     Total Assets                                                      $ 1,879,074          $ 1,793,759
                                                                  =================     ================

      The accompanying Notes to the Consolidated Financial Statements are an integral part of the financial statements.

                       UIL HOLDINGS CORPORATION
                      CONSOLIDATED BALANCE SHEET
                      DECEMBER 31, 2003 AND 2002

                         LIABILITIES AND CAPITALIZATION
                             (Thousands of Dollars)

                                                                        2003               2002
                                                                        ----               ----
Current Liabilities
  Notes payable                                                       $ 65,161           $ 43,055
  Current portion of long-term debt                                          -            100,000
  Accounts payable                                                      36,729             44,007
  Dividends payable                                                     10,299             10,275
  Accrued liabilities                                                   62,639             62,524
  Deferred revenues - non-utility businesses                            14,957             25,553
  Taxes accrued                                                          1,214              8,096
  Interest accrued                                                       6,358              7,457
  Obligations under capital leases                                      14,815                473
  Current liabilities of discontinued operations held for sale          92,901             95,336
                                                                 ---------------    ---------------
          Total Current Liabilities                                    305,073            396,776
                                                                 ---------------    ---------------

Noncurrent Liabilities
  Purchase power contract obligation                                    88,024            100,379
  Pension accrued                                                        8,166             44,857
  Connecticut Yankee contract obligation                                47,213             28,442
  Long-term notes payable                                               10,478             14,408
  Obligations under capital leases                                           -             14,815
  Other                                                                 17,574             13,596
                                                                 ---------------    ---------------
          Total Noncurrent Liabilities                                 171,455            216,497
                                                                 ---------------    ---------------

Deferred Income Taxes, Net   (FUTURE TAX LIABILITIES OWED
                              TO TAXING AUTHORITIES)                   333,239            225,928
                                                                ---------------    ---------------

Regulatory Liabilities   (FUTURE AMOUNTS OWED TO CUSTOMERS
                          THROUGH THE RATEMAKING PROCESS)
  Accumulated deferred investment tax credits                           12,813             13,201
  Deferred gains on sale of property                                    33,679             33,130
  Customer refund                                                            5              6,820
  Asset removal cost                                                    14,071             12,948
  Other                                                                 19,584             10,615
                                                                ---------------    ---------------
          Total Regulatory Liabilities                                  80,152             76,714
                                                                ---------------    ---------------

Long-term liabilities of discontinued operations held for sale             921                 60
                                                                ---------------    ---------------

Commitments and Contingencies (Note L)

Capitalization (Note B)
      Net long-term debt                                               495,460            395,432

  Common Stock Equity
    Common stock (no par value, 14,314,599 and 14,272,080
           shares outstanding at December 31, 2003 and 2002)           297,321            296,501
    Paid-in capital                                                      4,413              3,749
    Capital stock expense                                               (2,170)            (2,170)
    Unearned employee stock ownership plan equity                       (5,461)            (6,411)
    Unearned compensation                                                 (335)                 -
    Accumulated other comprehensive loss                                  (496)           (26,694)
    Retained earnings                                                  199,502            217,377
                                                                ---------------    ---------------
          Net Common Stock Equity                                      492,774            482,352

          Total Capitalization                                         988,234            877,784
                                                                ---------------    ---------------

          Total Liabilities and Capitalization                     $ 1,879,074        $ 1,793,759
                                                                ===============    ===============

     The accompanying Notes to the Consolidated Financial Statements are an integral part of the financial statements.

                            UIL HOLDINGS CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                        DECEMBER 31, 2003, 2002 AND 2001
                             (THOUSANDS OF DOLLARS)

                                                                                                  ACCUMULATED
                                                                    CAPITAL UNEARNED                OTHER
                                        COMMON STOCK        PAID-IN  STOCK   ESOP     UNEARNED   COMPREHENSIVE    RETAINED
                                     SHARES (A)  AMOUNT     CAPITAL EXPENSE  EQUITY  COMPENSATION INCOME (LOSS)   EARNINGS    TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 2000      14,076,697  $291,342  $2,483  ($2,170)  ($8,310)  $    -             $   -   $195,700 $479,045
------------------------------------------------------------------------------------------------------------------------------------

Net income for 2001                                                                                                 59,363   59,363
Cash dividends on common stock
 - $2.88 per share                                                                                                 (40,604) (40,604)
Issuance of 11,144 shares common
 stock - no par value                    11,144       446      40                                                               486
Unrealized gain on investment
 (net of tax expense of $344)                                                                               519                 519
Allocation of benefits - ESOP            27,940               237                949                                          1,186
------------------------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 2001      14,115,781   291,788   2,760   (2,170)   (7,361)       -               519    214,459  499,995
------------------------------------------------------------------------------------------------------------------------------------

Net income for 2002                                                                                                 43,947   43,947
Cash dividends on common stock
 - $2.88 per share                                                                                                 (41,029) (41,029)
Issuance of 128,359 shares common
 stock - no par value                   128,359     4,713     764                                                             5,477
Unrealized loss on investment
 (net of tax benefit of $344)                                                                              (519)               (519)
Minimum pension liability adjustment
 (net of deferred tax benefit of $17,703)                                                               (26,694)            (26,694)
Allocation of benefits - ESOP            27,940               225                950                                          1,175
------------------------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 2002      14,272,080   296,501   3,749   (2,170)   (6,411)       -           (26,694)   217,377  482,352
------------------------------------------------------------------------------------------------------------------------------------

Net income for 2003                                                                                                 23,286   23,286
Cash dividends on common stock
 - $2.88 per share                                                                                                 (41,161) (41,161)
Issuance of 14,579 shares common
 stock - no par value                    14,579       820      24                                                               844
Stock compensation earned                                     611                                                               611
Unearned stock compensation                                                                (335)                               (335)
Minimum pension liability adjustment
 (net of deferred tax expense of $18,802)                                                                26,198              26,198
Allocation of benefits - ESOP            27,940                29                950                                            979
------------------------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 2003      14,314,599  $297,321  $4,413  ($2,170)  ($5,461)     ($335)          ($496)  $199,502 $492,774
------------------------------------------------------------------------------------------------------------------------------------

(a) There were 30,000,000 shares authorized in 2003, 2002 and 2001.


     The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

                          UIL HOLDINGS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A)  STATEMENT OF ACCOUNTING POLICIES

UIL Holdings Corporation (UIL Holdings) was formed in July 2000 and is an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935. Through its various subsidiaries, UIL Holdings operates in two principal lines of business: utility and non-utility. The utility business consists of the electric transmission and distribution operations of The United Illuminating Company (UI), while the non-utility businesses consist of the operations of American Payment Systems, Inc. (APS) and Xcelecom, Inc. (Xcelecom), and passive investments in United Capital Investments, Inc. (UCI) and United Bridgeport Energy, Inc. (UBE). UIL Holdings is headquartered in New Haven, Connecticut, where its senior management maintains offices and is responsible for overall planning, operating and financial functions.

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

BASIS OF PRESENTATION

The Consolidated Financial Statements include the accounts of UIL Holdings and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

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

REGULATORY ACCOUNTING

Generally accepted accounting principles for regulated entities in the United States of America allow UI to give accounting recognition to the actions of regulatory authorities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." In accordance with SFAS No. 71, UI has deferred recognition of costs (a regulatory asset) or has recognized obligations (a regulatory liability) if it is probable that such costs will be recovered or obligations relieved in the future through the ratemaking process. The Restructuring Act enacted in Connecticut in 1998 provides for UI to recover previously deferred costs through ongoing assessments to be included in future regulated service rates. See Note (C), "Regulatory Proceedings" for a discussion of the recovery of UI's stranded costs associated with the generation portion of its assets and operations, as well as a discussion of the regulatory decisions that provide for such recovery. In addition to the Regulatory Assets and Liabilities separately identified on the Consolidated Balance Sheet, there are other regulatory assets and liabilities such as certain deferred tax liabilities. UI also has obligations under long-term power contracts, the recovery of which is subject to regulation. If UI, or a portion of its assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met, if such deferred costs are not recoverable in the

                                 UIL HOLDINGS CORPORATION
portion of the business that continues to meet the criteria for application of SFAS No. 71. UI expects to continue to meet the criteria for application of SFAS No. 71 for the foreseeable future. If a change in accounting were to occur, it could have a material adverse effect on UI's earnings and retained earnings in that year and could have a material adverse effect on UI's ongoing financial condition as well.

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

UIL Holdings' property, plant and equipment as of December 31, 2003 and 2002 was comprised as follows:

                                                    2003          2002
                                                    ----          ----
                                                      (In Thousands)
 Utility:
       Transmission plant                          $141,870      $151,674
       Distribution plant                           497,233       460,590
       General plant                                 59,662        52,605
       Software                                      51,147        30,271
       Other plant                                    1,847         1,841
                                                ------------ -------------
          Subtotal                                  751,759       696,981
 Non-utility business units                          32,650        30,886
                                                ------------ -------------
                                                   $784,409      $727,867
                                                ============ =============

DEPRECIATION

Provisions for depreciation on utility plant for book purposes are computed on a straight-line basis, using estimated service lives determined by independent engineers and subject to review and approval by the DPUC. One-half year's depreciation is taken in the year of addition and disposition of utility plant, except in the case of major operating units on which depreciation commences in the month they are placed in service and ceases in the month they are removed from service. The aggregate annual provisions for depreciation for the years 2003, 2002 and 2001 were approximately 4.5%, 3.8%, and 3.1%, respectively, of the original cost of depreciable property.

Depreciation on non-utility businesses' plant for book purposes is recorded on a straight-line basis over the estimated useful lives of the assets, which range from three to seven years.

Depreciation of assets classified as "held for sale" ceases on the date the assets meet the criteria to be classified as such (see Discontinued Operations section of this footnote, and Note (O)).

INCOME TAXES

In accordance with SFAS No. 109, "Accounting for Income Taxes," UIL Holdings has provided deferred taxes for all temporary book-tax differences using the liability method. The liability method requires that deferred tax balances be adjusted to reflect enacted future tax rates that are anticipated to be in effect when the temporary differences reverse. In accordance with generally

                                 UIL HOLDINGS CORPORATION
accepted accounting principles for regulated industries, UI has established a regulatory asset for the net revenue requirements to be recovered from customers for the related future tax expense associated with certain of these temporary differences.

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

Revenues generated by other business units are recognized when earned, generally when the earnings process is complete and an exchange has taken place.

CASH AND TEMPORARY CASH INVESTMENTS

For cash flow purposes, UIL Holdings considers all highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash and temporary cash investments.

RESTRICTED CASH

Prior to the sale of its 17.5% ownership interest in Seabrook Station, UI was required to maintain an operating deposit with the project disbursing agent for operating expenses. With the sale, these funds were placed in escrow to cover operating expenses accrued at the time of sale. Such funds are restricted for use and totaled $1.1 million and $5.6 million at December 31, 2003 and 2002, respectively.

Xcelecom maintained restricted cash, related to future debt payments, of $0.3 million and $0.4 million at December 31, 2003 and 2002, respectively.

INVESTMENTS

UI's investment in the Connecticut Yankee Atomic Power Company, a retired nuclear generating company in which UI has a 9.5% stock interest, is accounted for on an equity basis. This net investment amounted to $4.4 million and $5.4 million at December 31, 2003 and 2002, respectively, and is included on the Consolidated Balance Sheet as a regulatory asset. The Connecticut Yankee nuclear unit was retired in 1996 and is currently being decommissioned. See Note (J), "Commitments and Contingencies - Other Commitments and Contingencies - Connecticut Yankee."

UIL Holdings (through UCI and UBE) accounts for certain minority interest investments, such as Cross-Sound Cable Company, LLC, Bridgeport Energy, LLC
(BE), Zero Stage and Ironbridge, using the equity accounting method. The results of operations of these investments are reflected in Other Income and (Deductions) on the Consolidated Statement of Income.

                                 UIL HOLDINGS CORPORATION

On December 2, 2002, UI purchased the $25 million principal amount of Pollution Control Revenue Refunding Bonds, 1999 Series, due December 1, 2029, issued by the Business Finance Authority of the State of New Hampshire. See Note (B), "Capitalization" for further discussion.

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

During 2001, Anthem Insurance Companies, Inc. (Anthem) completed a conversion from a mutual company, owned by policyholders, to a publicly traded company, owned by shareholders. As a result of this conversion, UIL Holdings received 62,435 shares of Anthem common stock, a portion of which was allocated to employees based on the employees' share of the premiums paid to Anthem during the period used to determine the number of shares issued to UIL Holdings. At December 31, 2001, the closing price for Anthem common stock was $49.50 per share. UIL Holdings recorded an investment and realized a gain of approximately $3.1 million, which represented the value of the shares at December 31, 2001. In January 2002, UIL Holdings sold the 62,435 shares of Anthem common stock at a price of $50.66 and recorded a realized gain of approximately $72,000.

On August 9, 2001, APS entered into a secured convertible note agreement with Q Comm International, Inc. (Q Comm), in the amount of $0.2 million. As of December 31, 2001, APS recorded an investment and unrealized gain of approximately $0.9 million in comprehensive income, which represented the difference between the market price of the shares as of December 31, 2001 and the conversion price. The secured convertible note was repaid in May 2002.

GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, UIL Holdings adopted SFAS No. 142, "Goodwill and Other Intangible Assets." This statement modifies the accounting and reporting of goodwill and intangible assets. Under this standard, UIL Holdings is no longer amortizing its existing goodwill. In addition, UIL Holdings is required to measure goodwill for impairment annually or more frequently if circumstances indicate a possible impairment. SFAS No. 142 requires goodwill to be allocated to reporting units (Xcelecom and APS) and measured for impairment under a two-step test.

UIL Holdings has completed the necessary tests to determine if impairment existed under the prescribed standard and has determined that there was no goodwill impairment related to Xcelecom. A goodwill impairment charge of $7.2 million was recorded during the fourth quarter of 2003 to bring the carrying value of goodwill associated with APS' telephony assets in line with estimated fair value. This impairment charge is included in the results of discontinued operations.

Under SFAS No. 142, UIL Holdings has determined the useful life of other intangible assets and is amortizing the value over the useful life. Other intangible assets are required to be tested for impairment in a manner similar to goodwill. In 2003 and 2002, other intangible assets were not impaired.

For further information regarding this standard, see Note (N), "Goodwill and Other Intangible Assets," to the consolidated financial statements.

                                 UIL HOLDINGS CORPORATION

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

The sale of UI's interest in Seabrook Station was consummated on November 1, 2002. UI's share of the Seabrook decommissioning trust funds was transferred to the buyer, along with UI's decommissioning and decommissioning fund obligation, at the closing of the sale. UI made payments totaling $18.7 million to extinguish its decommissioning obligations in 2002.

                                 UIL HOLDINGS CORPORATION

IMPAIRMENT OF LONG-LIVED ASSETS

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires the recognition of impairment losses on long-lived assets when the book value of an asset exceeds the sum of the expected future undiscounted cash flows that result from the use of the asset and its eventual disposition. If an impairment arises, then the amount of any impairment is measured based on discounted cash flows. This standard also requires that rate-regulated companies recognize an impairment loss when a regulator excludes all or part of a cost from rates, even if the regulator allows the company to earn a return on the remaining costs allowed. Under this standard, the probability of recovery and the recognition of regulatory assets under the criteria of SFAS No. 71 must be assessed on an ongoing basis. At December 31, 2003 and December 31, 2002, UI did not have any assets that were impaired under this standard.

Based on natural gas and electricity forward price projections derived from the most recent Department of Energy Annual Outlook report, no conditions were noted to give rise to an impairment of UBE's $82.1 million investment in BE.

As of December 31, 2003, UCI had $33 million invested in Cross-Sound. There was no impairment related to this investment as of December 31, 2003 or 2002 as there is a twenty-year contract in place for the entire capacity of the cable once commercial operation is achieved. Cash flow projections based on this contract exceed the carrying value of the investment. These projections are based on the assumption that all permit issues regarding the Cross-Sound cable will be resolved and the cable will achieve commercial operation.

A pre-tax impairment loss of $1.0 million was recorded during the fourth quarter of 2003 to bring the carrying value of APS' telephony assets in line with their estimated fair value. In accordance with the provisions of SFAS No. 144, this impairment charge excludes goodwill, which is accounted for under the requirements of SFAS No. 142 (see "Goodwill and Other Intangible Assets" section of Note (A) and Note (N)). This impairment loss is included in the results of discontinued operations.

DISCONTINUED OPERATIONS

SFAS No. 144 also addresses the accounting for and disclosure of long-lived assets to be disposed of by sale. Under SFAS No. 144, when a long-lived asset or group of assets (disposal group) meets certain criteria set forth in the statement, including a commitment by the company to a plan to sell the long-lived asset (disposal group) within one year:

    o the long lived-asset (disposal group) will be measured at the lower of its carrying value or fair value less costs to sell, and will be classified as held for sale on the Consolidated Balance Sheet;
    o the long-lived asset (disposal group) shall not be depreciated (amortized) while it is classified as held for sale; and
    o the related operations of the long-lived asset (disposal group) will be reported as discontinued operations in the consolidated statement of operations, with all comparable periods restated.

At December 31, 2003, APS met the criteria set forth in SFAS No. 144 to be classified as held for sale (see Note (O)).

                                 UIL HOLDINGS CORPORATION

EARNINGS PER SHARE

The following table presents a reconciliation of the basic and diluted earnings per share calculations for the years 2003, 2002 and 2001:

                                                       INCOME APPLICABLE TO      AVERAGE NUMBER OF      EARNINGS
                                                           COMMON STOCK         SHARES OUTSTANDING     PER SHARE
                                                           ------------         ------------------     ---------
                                                                (In Thousands, except per share amounts)
2003
----
Basic earnings from continuing operations                       $29,537                 14,291            $2.07
Basic earnings from discontinued operations                      (6,251)                14,291            (0.44)
                                                      ------------------------ ---------------------- -------------
Basic earnings                                                   23,286                 14,291             1.63
Effect of dilutive stock options (1)                                  -                     13                -
                                                      ------------------------ ---------------------- -------------
Diluted earnings                                                $23,286                 14,304            $1.63
                                                      ======================== ====================== =============

2002
----
Basic earnings from continuing operations                       $45,751                 14,239            $3.22
Basic earnings from discontinued operations                      (1,804)                14,239            (0.13)
                                                      ------------------------ ---------------------- -------------
Basic earnings                                                   43,947                 14,239             3.09
Effect of dilutive stock options (1)                                  -                     43            (0.01)
                                                      ------------------------ ---------------------- -------------
Diluted earnings                                                $43,947                 14,282            $3.08
                                                      ======================== ====================== =============

2001
----
Basic earnings from continuing operations                       $59,563                 14,097            $4.22
Basic earnings from discontinued operations                        (200)                14,097            (0.01)
                                                      ------------------------ ---------------------- -------------
Basic earnings                                                   59,363                 14,097             4.21
Effect of dilutive stock options (1)                                  -                     62            (0.02)
                                                      ------------------------ ---------------------- -------------
Diluted earnings                                                $59,363                 14,159            $4.19
                                                      ======================== ====================== =============

(1) Dilutive stock options only impact the earnings from continuing operations.

STOCK-BASED COMPENSATION

Effective January 1, 2003, UIL Holdings adopted the fair value recognition provisions, under the prospective method, of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No. 123, "Accounting for Stock-Based Compensation." Under this statement, UIL Holdings has recorded compensation expense prospectively for stock options granted after January 1, 2003. There were 310,964 stock options granted during 2003 at an average exercise price of $36.26, and, as a result, compensation expense was recorded in the determination of net income for the year ended December 31, 2003. Of the total 310,964 stock options granted during 2003, 3,104 were "reloaded" options, as allowed by the plan. According to SFAS No. 123, options granted using a reload feature should be accounted for as new options granted on the reload date at the current market price. No compensation expense was recorded prior to 2003, as UIL Holdings accounted for employee stock-based compensation in accordance with Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees," as permitted by SFAS No. 123. The following table illustrates the effect on net income and earnings per share as if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

                                 UIL HOLDINGS CORPORATION

STOCK-BASED COMPENSATION

                                                                                YEAR ENDED DECEMBER 31,
                                                                      2003             2002               2001
                                                                 --------------- ----------------- --------------------
                                                                        (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net Income, as reported                                             $23,286          $43,947             $59,363
Add:  Stock-based compensation expense included
       in reported net income, net of related tax effects               362                -                   -

Deduct:  Total stock-based compensation determined
         under fair value based method for all stock option
         grants, net of related tax effect                             (930)          (1,764)               (631)
                                                                 --------------- ----------------- --------------------

Pro forma net income                                                $22,718          $42,183             $58,732
                                                                 --------------- ----------------- --------------------

Earnings per share:
  Basic - as reported                                                 $1.63            $3.09              $4.21
                                                                 --------------- ----------------- --------------------

  Basic - proforma                                                    $1.59            $2.96              $4.17
                                                                 --------------- ----------------- --------------------

  Diluted - as reported                                               $1.63            $3.08              $4.19
                                                                 --------------- ----------------- --------------------

  Diluted - proforma                                                  $1.59            $2.95              $4.15
                                                                 --------------- ----------------- --------------------


The board of directors of UIL Holdings granted 13,200 shares of restricted stock to directors on March 25, 2003. Such shares were granted pursuant to the amendment to the 1999 Stock Option Plan that was approved by shareowners at the UIL Holdings Annual Meeting on May 14, 2003 (details of this amendment are discussed in Note (B), "Capitalization"). The average market price on the date of grant was $34.11, resulting in expense of $0.1 million recognized during 2003.

COMPREHENSIVE INCOME

Comprehensive income for 2003 included the reversal of approximately $26.2 million, after-tax, of a minimum pension liability adjustment recorded in 2002. UIL Holdings was able to reverse this adjustment as the market value of the UI Pension Plan assets exceeded the accumulated benefit obligation of the plan at the end of 2003, primarily due to a $45 million contribution made to the pension plan on December 31, 2003. The remaining $0.5 million other comprehensive loss was unable to be reversed, as it relates to the non-qualified pension plan which cannot be funded due to personal tax consequences to its participants.

Comprehensive income in 2002 included a pre-tax loss of $44.4 million (after-tax $26.7 million) representing the minimum pension liability regarding the UI pension plans, calculated in accordance with the requirements of SFAS No. 87. In addition, UIL Holdings reversed an unrealized pre-tax gain of $0.9 million (after-tax $0.5 million) recorded in 2001 on a convertible note receivable that was repaid in May 2002.

Comprehensive income for 2001 included an unrealized pre-tax gain of $0.9 million (after-tax $0.5 million) on APS' convertible note receivable (see "Marketable Securities").

                                 UIL HOLDINGS CORPORATION

NEW ACCOUNTING STANDARDS

The FASB has issued interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin (ARB) 51 which is effective immediately for variable interest entities as defined in ARB 51, or interests therein, established after January 31, 2003. Additionally, variable interest entities or interests therein established prior to February 1, 2003 will be subject to the provisions of FIN 46 at a future point in time to be determined by the FASB upon issuance of final guidance. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities or VIEs) and how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary). UIL Holdings does not have any VIEs, and therefore the adoption of this standard has not, and is not expected to, have any impact on UIL Holdings' consolidated financial position, results of operations or liquidity.

UIL Holdings adopted the provisions of SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" which became effective as of July 2003. This accounting standard requires accounting for minority interests in limited-life subsidiaries to be reclassified to liabilities and measured at settlement value. Many of the characteristics include financial instruments in the form of shares that are mandatorily redeemable, share repurchase agreements and required share issuances. The adoption of this standard has not had any impact on UIL Holdings' consolidated financial position, results of operations or liquidity, as no such instruments are currently held by UIL Holdings or its subsidiaries.

The FASB has issued a new staff position FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act introduces prescription drug benefits under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Act introduces a subsidy of 28 percent of an individual beneficiary's annual prescription drug cost between $250 and $5,000 subject to allowable retiree Medicare costs. The Act is effective for claims on or after January 15, 2006. However, UI's Periodic Postretirement benefits costs in the financial statements or accompanying notes do not reflect the effect of the Act on the plan because the authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require UI to change previously reported information. This will not have any material financial impact because UI does not cover prescriptions for Medicare eligible employees in its postretirement healthcare plans.

The FASB issued SFAS No. 132 (Revised), "Employer's Disclosure about Pensions and Other Postretirement Benefits," which replaces the previously issued SFAS No. 132. The statement retains the disclosures required under the original SFAS No. 132, but also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Specifically, companies are required to include information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, and components of net periodic benefit cost recognized during interim periods. This statement is effective for fiscal years ending after December 15, 2003. UIL Holdings has adopted the provisions of this standard and the required disclosures are included in Note (G), "Pension and Other Benefits."

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. UIL Holdings has adopted this standard effective January 1, 2003. A charge of approximately $0.5 million

                                 UIL HOLDINGS CORPORATION
was recognized in the results of discontinued operations under this standard in 2003 due to relocation of APS' headquarters.

The FASB has issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). This statement, which is effective for fiscal years beginning after June 15, 2002, requires that an asset retirement obligation be recognized at the time when an entity faces a legal obligation to retire an asset. UI accrues for estimated costs of removal for certain of its plant-in-service. Such removal costs are included in the approved rates used to depreciate these assets. At the end of the service life of the applicable assets, the accumulated depreciation in excess of the historical cost of the asset provides for the estimated cost of removal. In accordance with SFAS No. 143, UI's accrued costs of removal have been reclassified to a regulatory liability. This reclassification is based upon UI's best estimate developed from previous depreciation studies. In 2004, UI will contract for a new independent study to update its cost of removal accrual and amounts to be accrued in future years.

In December 2003, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition," which supercedes SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 104's primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements. UIL Holdings does not generally enter into multiple element revenue arrangements, and as such, has determined SAB No. 104 does not have a material impact on UIL Holdings' consolidated statement of financial position, results of operations or liquidity.

(B)  CAPITALIZATION

COMMON STOCK

UIL Holdings had 14,475,259 shares of its common stock, no par value, outstanding at December 31, 2003 and 14,460,680 shares of its common stock, no par value, outstanding at December 31, 2002, of which 160,660 shares and 188,600 shares were unallocated shares held by UI's 401(k)/Employee Stock Ownership Plan
(KSOP) and not recognized as outstanding for accounting purposes as of December 31, 2003 and 2002, respectively.

UI has an arrangement under which it loaned $11.5 million to the KSOP. Prior to the formation of UIL Holdings, the trustee for the KSOP used the funds to purchase 328,300 shares of UI common stock in open market transactions. On July 20, 2000, effective with the formation of a holding company structure, unallocated shares held by the KSOP were converted into shares of UIL Holdings' common stock. The shares will be allocated to employees' KSOP accounts, as the loan is repaid, to cover a portion of the required KSOP contributions. The loan will be repaid by the KSOP over a twelve-year period ending October 1, 2009, using employer contributions and UIL Holdings' dividends paid on the unallocated shares of the stock held by the KSOP. As of December 31, 2003, 160,660 shares, with a fair market value of $7.2 million, had been purchased by the KSOP and had not been committed to be released or allocated to KSOP participants.

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

                                 UIL HOLDINGS CORPORATION

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


Stock option transactions for 2003, 2002 and 2001 are as follows:

                                                                                             WEIGHTED
                                                                                             AVERAGE
                                              NUMBER                 OPTION PRICE            EXERCISE
                                            OF OPTIONS                 PER SHARE              PRICE
                                            ----------               ------------           ----------
 Balance - December 31, 2000                  332,730                $30.00-$53.13            $41.00
 Granted                                      176,633     (1)        $43.22-$49.84            $45.30
 Forfeited                                     (5,333)               $39.41-$43.22            $40.48
 Exercised                                    (12,023)               $39.41-$43.22            $41.00
                                           --------------
 Balance - December 31, 2001                  492,007                $30.00-$53.13            $42.55
 Granted                                      302,017     (1)        $52.16-$57.99            $56.30
 Forfeited                                    (21,633)               $39.41-$56.61            $50.66
 Exercised                                   (185,937)               $30.00-$45.18            $41.18
                                           --------------
 Balance - December 31, 2002                  586,454                $39.41-$57.99            $49.77
 Granted                                      310,964     (1)        $36.13-$44.65            $36.26
 Forfeited                                          -                      -                    -
 Exercised                                    (12,883)                  $39.41                $39.41
                                           --------------
 Balance - December 31, 2003                  884,535                $36.13-$57.99            $45.17
                                           ==============

 Exercisable at December 31, 2001             186,822                $30.00-$53.13            $41.38
 Exercisable at December 31, 2002             223,698                $39.41-$57.99            $46.37
 Exercisable at December 31, 2003             374,249                $39.41-$57.99            $47.84

(1) One-third of the options granted became exercisable on each of the first three anniversaries of the grant date.

The fair value of stock options granted has been estimated on the date of grant using the binomial option-pricing model for 2003 and 2002 and the Black-Scholes option-pricing model for 2001 using the assumptions below. The binomial option-pricing model is more appropriate for valuing options on stocks with high dividend yields, such as UIL Holdings. In 2002, UIL Holdings changed its method of option valuation. The Black-Scholes option-pricing model, if used for 2002, would have produced a lower option value.

                                    2003             2002              2001
                                    ----             ----              ----
Risk-free interest rate             4.31%            5.40%            5.75%
Expected volatility                24.65%           22.53%           21.92%
Expected lives                      7.20 years       6.80 years       7.59 years
Expected dividend yield             6.37%            6.01%            6.11%

                                 UIL HOLDINGS CORPORATION

The weighted average fair value of options granted during 2003, 2002 and 2001 were $6.25, $9.71, and $6.09 per share, respectively. As of December 31, 2003, 2002 and 2001, the weighted average remaining contractual lives for those options outstanding were 7.2 years, 6.8 years, and 7.6 years, respectively.

On February 23, 1998, UI's Board of Directors granted 80,000 "phantom" stock options to Nathaniel D. Woodson upon his appointment as President of UI. Effective with the formation of the holding company structure on July 20, 2000, all outstanding phantom stock options were converted to UIL Holdings' phantom stock options. At December 31, 2003, 80,000 phantom stock options were exercisable and can be exercised at any time within Mr. Woodson's period of employment with UI by means of UI paying him the difference between the prevailing market price for each share of UIL Holdings' common stock and the phantom stock option price of $45.16 per share. On February 23, 2008 any unexercised phantom stock options will expire. During 2002 $448,000 was recognized as income with regard to phantom stock options due to a decrease in the stock price during 2002, which resulted in a reduction in previously recognized cumulative expense. There was no income or expense recognized in 2003 related to these phantom stock options.

LONG-TERM DEBT

                                                                              DECEMBER 31,
                                                                          2003          2002
                                                                          ----          ----
                                                                              (In Thousands)
Pollution Control Revenue Refunding Bonds:
     4.35%, 1996 Series, due June 1, 2026  (1)                         $   7,500       $   7,500
     5 7/8%, 1993 Series, due October 1, 2033                                  -          64,460
     3.75%, 1997 Series, due July 1, 2027  (2)                            27,500          27,500
     4.55%, 1997 Series, due July 1, 2027  (1)                            71,000          71,000
     3.25%, 1999 Series, due December 1, 2029  (3)                        25,000          25,000
     Auction Rate, 2003 Series, due October 1, 2033  (4)                  64,460               -

Notes:
     6.00%, 1998 Series J, due December 15, 2003                               -         100,000
     4.42% Senior Notes, Series A, due December 12, 2007                  74,000          74,000
     3.95% Senior Notes, due December 9, 2008                            100,000               -
     4.89% Senior Notes, Series B, due December 12, 2009                  51,000          51,000
     7.23% Senior Notes, Series A, due February 15, 2011                  30,000          30,000
     7.38% Senior Notes, Series B, due February 15, 2011                  45,000          45,000
                                                                   --------------- ---------------

         Long-Term Debt                                                  495,460         495,460

Unamortized debt discount less premium                                         -             (28)
                                                                   --------------- ---------------
                                                                         495,460         495,432
Less:
      Current portion of long-term debt                                        -         100,000
                                                                   --------------- ---------------

         Net Long-Term Debt                                             $495,460        $395,432
                                                                   =============== ===============

                                 UIL HOLDINGS CORPORATION

(1) The interest rate on these Bonds was fixed on February 1, 1999 for the five-year period ending February 1, 2004. On February 2, 2004, the interest rate was reset for a five-year period ending February 1, 2009.
(2) The interest rate on these Bonds was fixed on February 1, 2002 for the two-year period ending February 1, 2004. On February 2, 2004, the interest rate was reset for a one-year period ending February 1, 2005.
(3) The interest rate on these Bonds was fixed on February 5, 2003 for a four-year, ten-month period ending December 3, 2007.
(4) The interest rate on these Bonds will be reset through an auction held every 35 days. On December 31, 2003, the interest rate on the Bonds was 1.1%.

On December 2, 2002, UI purchased $25 million principal amount of Pollution Control Revenue Refunding Bonds, 1999 Series, due December 1, 2029 (the 1999 Series Bonds), issued by the Business Finance Authority of the State of New Hampshire (BFA). The 1999 Series Bonds were held by UI as an investment while the borrowing agreement with the BFA was amended to provide more remarketing flexibility. On February 5, 2003, the 1999 Series Bonds were sold to investors and the interest rate was fixed at 3.25%. The new interest rate will remain in effect for a four-year ten-month period to December 3, 2007. UI is obligated, under its borrowing agreement with the BFA, to pay the interest on the Bonds. Interest is payable semi-annually on June 1st and December 1st.

On September 4, 2003, $64.5 million principal amount of Pollution Control Revenue Refunding Bonds, 2003 Series, due October 1, 2033 (the 2003 Bonds), were issued by the BFA. The 2003 Bonds were issued to refinance $64.5 million principal amount of 5 7/8%, Pollution Control Revenue Refunding Bonds, 1993 Series, due October 1, 2033, which were redeemed on October 6, 2003. The 2003 Bonds were issued in an "Auction Rate Mode," and the interest rate will be reset through an auction held every 35 days. The interest rate on the 2003 Bonds, as of December 31, 2003, was 1.1%. UI is obligated, under its borrowing agreement with the BFA, to pay interest on the 2003 Bonds.

On December 9, 2003, UI issued and sold $100 million of Senior Notes to several institutional investors in a private sale. The Senior Notes must be repaid on December 9, 2008. Interest due under the Senior Notes is payable semi-annually on June 9th and December 9th. The net proceeds of the sale were used to repay the maturing 6% Notes, 1998 Series J, due December 15, 2003.

On February 2, 2004, the interest rate on $7.5 million principal amount of Pollution Control Revenue Refunding Bonds, 1996 Series, due June 1, 2026, issued by the Connecticut Development Authority (CDA), was reset from 4.35% to 3.00%. The new interest rate will remain in effect for a five-year period to February 1, 2009. UI is obligated, under its borrowing agreement with the CDA, to pay the interest on the Bonds. Interest is payable semi-annually on August 1st and February 1st.

On February 2, 2004, the interest rate on $98.5 million principal amount of Pollution Control Revenue Refunding Bonds, 1997 Series, due July 1, 2027, issued by the BFA, was reset. The interest rate on $27.5 million principal amount of the Bonds was reset from 3.75% to 2.05% for a one-year period to February 1, 2005. The interest rate on $71 million principal amount of the Bonds was reset from 4.55% to 3.50% for a five-year period to February 1, 2009. UI is obligated, under its borrowing agreement with the BFA, to pay the interest on the Bonds. Interest is payable semi-annually on August 1st and February 1st.

The expenses to issue long-term debt are deferred and amortized over the life of the respective debt issue.

Maturities and mandatory redemptions/repayments are set forth below:

                 2004         2005         2006         2007         2008
                 ----         ----         ----         ----         ----
                                     (In Thousands)
    Maturities  $  -         $4,286       $4,286      $78,286     $104,286

                                 UIL HOLDINGS CORPORATION

(C)  REGULATORY PROCEEDINGS

RATE CASE

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

On January 8, 2003, in a reopened proceeding requested by UI, the DPUC issued a decision making a technical change to the Rate Case decision, approving UI's proposed revenue transfer of $3.9 million annually from CTA to the delivery component of rates beginning with the September 26, 2002 effective date and continuing until the decision in UI's next rate case proceeding.

On March 26, 2003, the DPUC issued a decision granting UI's request to reopen the September 2002 Rate Case decision, to examine increased pension and postretirement benefits expenses of UI for 2003. On June 25, 2003, the DPUC issued a decision denying, without prejudice, UI's request for recovery of $15.5 million in increased pension and postretirement benefits expenses. On September 10, 2003, the DPUC granted UI's request to reopen the June 25, 2003 decision. On November 24, 2003, UI and the Prosecutorial Division of the DPUC (PRO) reached a settlement agreement, which was filed with the DPUC providing for the annual recovery by UI of an additional $10.5 million of expenses effective with final DPUC approval of the agreement.

The settlement also would have modified the earnings sharing mechanism from 50% to shareholders and 50% to customers, to 25% to shareholders and 75% to customers, with the entire customer portion being utilized to reduce stranded costs. The settlement agreement also stipulated that UI will not file a rate case before January 1, 2005. On February 9, 2004, the DPUC issued a draft decision that accepted the settlement agreement provided that UI and PRO agreed to reduce the $10.5 million annual recovery to $5.2 million and to increase the customer portion of shared earnings in excess of the authorized return to 100% from 75%. While UI believes $5.2 million is not sufficient to offset the increased costs, it will offer some level of relief above what is currently included in rates. As such, UI accepted the changes required by the draft decision. On February 18, 2004, the DPUC issued a final decision approving the settlement with the specified modifications.

PUBLIC ACT 98-28

In April 1998, the Connecticut legislature enacted Public Act 98-28 (the Restructuring Act), a statute designed to restructure the regulated electric utility industry. As a result of the Restructuring Act, the business of selling

                                 UIL HOLDINGS CORPORATION
electricity directly to consumers has been opened to competition since January 2000. The business of delivering electricity remains with the incumbent franchised utility companies (including UI).

A major component of the Restructuring Act is the collection, by distribution companies, of a "competitive transition assessment," a "systems benefits charge," an "energy conservation and load management program charge" and a "renewable energy investment charge." The competitive transition assessment represents costs that have been reasonably incurred, or will be incurred, by distribution companies to meet their public service obligations, and that will likely not otherwise be recoverable in a competitive generation and supply market. These costs include above-market long-term purchased power contract obligations, regulatory asset recovery and above-market investments in power plants (stranded costs). The systems benefits charge represents public policy costs, such as generation decommissioning and displaced worker protection costs. Beginning in 2000, UI has collected the competitive transition assessment, the systems benefits charge, the energy conservation and load management program charge and the renewable energy investment charge from customers. The DPUC has an annual proceeding to review UI's collection of the competitive transition assessment and systems benefits charge for the prior year, and to establish the applicable competitive transition assessment charge and systems benefits charge for the next year. Because of overcollection of systems benefits charge revenues in 2002, and an expectation that such revenues will exceed systems benefits charge costs in 2003 and 2004, the DPUC has ordered that UI's systems benefits charge on customers' bills be reduced for 2004.

Under the Restructuring Act, all Connecticut electricity customers are able to choose their electricity suppliers. Through December 31, 2003, UI was required to offer retail service to its customers under a regulated "standard offer" rate to each customer who did not choose an alternate electricity supplier, even though UI is no longer in the business of power generation. UI was also required under the Restructuring Act to provide back-up power supply service to customers whose alternate electricity supplier failed to provide power supply services for reasons other than the customers' failure to pay for such services. On December 28, 2001, UI entered into an agreement with Virginia Electric and Power Company, which was subsequently assigned to its affiliate Dominion Energy Marketing, for the supply of all of UI's standard offer generation service needs from January 1, 2002 through December 31, 2003, and for the supply of all of UI's generation service requirements for special contract customers through 2008.

In June 2003, the Connecticut General Assembly enacted Public Act 03-135, subsequently amended in part by Public Act 03-221, to provide for electric distribution companies to provide "transitional standard offer service," beginning January 1, 2004 and continuing through December 31, 2006, to each customer who does not choose an alternate energy supplier. On October 22, 2003, UI entered into an agreement with PSEG Energy Resources & Trade LLC (PSEG) for the supply of all of UI's transitional standard offer generation service needs, excluding requirements for special contract customers, from January 1, 2004 through December 31, 2006, the end of the transitional standard offer period in Connecticut. The 2003 legislation also makes other changes to restructuring on a going forward basis, including a provision for information on "federally mandated congestion costs" to be on customer bills. In addition, the legislation requires that any new rate case filings include a four-year rate plan. The legislation also provides for the electric distribution companies to recover their costs of procuring and providing transitional standard offer service. Public Act 03-135 provides for a fee of $0.0005 per kilowatt-hour to be collected by the electric distribution company as further compensation for the procurement of transitional standard offer supply. Renewable energy portfolio standards will be in effect as of January 1, 2004, pursuant to the legislation, for generation services provided to retail customers. UI has included the requirement to meet these standards for transitional standard offer customers in its power supply agreement, consistent with statutory requirements. The legislation is being implemented through several DPUC proceedings. In December 2003, the DPUC established UI's transitional standard offer rates to be effective January 1, 2004, in accordance with the 2003 Restructuring Legislation.

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

The sale of UI's ownership in Millstone Unit 3 was consummated on March 31, 2001. UI's share of the proceeds from the sale, including nuclear fuel, was $34.4 million, before settlement of its decommissioning obligation. On February 27, 2003, the DPUC issued a final decision on the Millstone Divestiture Plan Disposition of Proceeds authorizing UI to reduce its stranded cost balances by $15.4 million.

The sale of UI's investment in Seabrook Station and the termination of the sale/leaseback of a portion of its interest in Seabrook Unit 1 was consummated on November 1, 2002. In compliance with the Connecticut electric industry restructuring legislation, the net-of-tax gain on these transactions, after adjusting for transaction costs and sale-related costs, was used to reduce UI's stranded costs. In UI's compliance filing with the DPUC on April 30, 2003, UI reported a net-of-tax gain of approximately $5.0 million. A draft decision was issued on February 3, 2004, approving UI's calculation without modification. A final decision is scheduled for the beginning of March 2004.

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

Public Act 03-6 of the June 30, 2003 special session and Public Act 03-1 of the September 8, 2003 special session of the Connecticut General Assembly provides for the period February 1, 2003 through July 31, 2005, for certain of the funds collected by electric distribution companies from retail customers in the Conservation and Load Management (C&LM) charge to be transferred to the general funds of the state. The legislation provides that the transfer of funds would not occur provided that the C&LM and Renewable Energy Investment (REI) funds are securitized for two fiscal years beginning July 1, 2003, through the state's issuance of rate reduction bonds secured by customer revenue streams. On October 28, 2003, the DPUC issued a financing order providing for the issuance of rate reduction bonds, adjustment of the C&LM and REI charges, and an increase in the corresponding CTA charge on customers' bills.

The rate reduction bonds are expected to be issued by the state by the end of the first quarter of 2004. The amounts collected through the CTA for servicing of the rate reduction bonds will not be revenue to UI. As a result, the securitization will have the effect of reducing UI's revenue by approximately $6.5 million annually. Absent securitization, these amounts would otherwise have been utilized for C&LM or REI and recorded as expense. UI's management does not expect there to be any material effect on UI's earnings or financial conditions as a result of such securitization.

TAX CREDITS RELATED TO THE SALE OF GENERATION

On March 3, 2003, the Internal Revenue Service (IRS) issued proposed regulations that would allow electric utilities to return certain tax benefits pertaining to divested generation assets to customers. Specifically, these regulations deal

                                 UIL HOLDINGS CORPORATION
with accumulated deferred investment tax credits (ADITC) and excess deferred federal income taxes (EDFIT) associated with generation assets.

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

Although the IRS has not officially responded to UI's PLR request, these proposed regulations provide authoritative guidance with respect to the IRS' position as to the treatment of these tax benefits. The IRS allowed for the submission of written comments during a public comment period ended June 2, 2003, as well as at a public hearing that was held at the IRS National Office on June 25, 2003. To date, the IRS has not issued final regulations with respect to this matter. In the event the final regulations remain in their current form, there would be no resulting material impact on UI's earnings or cash flow.

BRIDGEPORT RESCO GENERATING FACILITY

Effective January 1, 2003, UI began selling its energy entitlement from its long-term purchase power contract with the Bridgeport RESCO generating facility into the New England wholesale market at market prices. To the extent that UI receives revenue from these sales that exceed the amount it pays to Bridgeport RESCO for this energy on a cumulative basis, the difference is used to adjust the above market portion of purchase power expense recovered through UI's CTA. This methodology has been approved by the DPUC, with all relevant data and calculations subject to review in the annual CTA reconciliation docket. To the extent that expenses paid for this energy exceed revenues on a cumulative basis, UI would advise the DPUC and propose an alternative recovery mechanism.

EXCESS GSC

Public Act 03-135 requires the DPUC to allocate the proceeds of the electric distribution company's retail adder (excess GSC revenues over GSC costs) to the utility's cost of procuring power, then to mitigate the increase in cost relative to the existing standard offer that would be recovered from the customer and then to stranded cost recovery. As a result, the DPUC ordered UI to cease any further application of the retail adder toward accelerated stranded cost reduction, pending DPUC determination of the use of the funds in future proceedings. Until such review, UI was to "bank" such excess GSC amounts in a liability account. As of December 31, 2003, $7.5 million was recorded as a liability for excess GSC. On December 18, 2003, the DPUC issued a final decision on the Transitional Standard Offer docket which, among other things, ordered UI to amortize $3.6 million of the banked amount over the next three years, with the remainder to be used to offset temporary cash flow shortfalls resulting from the difference between the GSC collected from customers through rates and the monthly cost for transitional standard offer supply.

                      FEDERAL ENERGY REGULATORY COMMISSION

UI has constructed transmission facilities to connect the 330-megawatt transmission cable, connecting Connecticut and Long Island under Long Island Sound, owned by Cross Sound Cable Company, LLC (Cross-Sound) to the New England Power Pool (NEPOOL) transmission grid. Cross-Sound has paid UI $2 million for the construction costs. The FERC has clarified its recent order directing UI to reclassify a portion of this construction as transmission network upgrades noting UI will not be required to reimburse Cross-Sound for any of the construction monies received. Cross-Sound has requested the FERC for a rehearing

                                 UIL HOLDINGS CORPORATION
of the Commission's latest order. A FERC response to Cross-Sound's rehearing request is expected soon. The annual facilities charge will continue to be reviewed by the FERC.

UI is required to file information regarding Regional Network Service transmission on an annual basis with the FERC.

               REGIONAL TRANSMISSION ORGANIZATION FOR NEW ENGLAND

On October 31, 2003, ISO New England Inc. (ISO-NE) filed a joint proposal with the New England Transmission Owners at the FERC for the creation of a Regional Transmission Organization (RTO). ISO-NE expects that the creation of an RTO for New England will strengthen the independent oversight of the region's bulk power system and wholesale electricity marketplace. UI is a signatory to the filing and, if approved by the FERC, would have the opportunity to join the New England RTO and become eligible for the FERC's transmission return on equity joining incentive (50 basis points above the approved transmission return on equity). If approved, the RTO could become operational in 2004.

(D)  SHORT-TERM CREDIT ARRANGEMENTS

UIL Holdings has a money market loan arrangement with JPMorgan Chase Bank. This is an uncommitted short-term borrowing arrangement under which JPMorgan Chase Bank may make loans to UIL Holdings for fixed maturities from one day up to six months. JPMorgan Securities, Inc. acts as an agent and sells the loans to investors. The fixed interest rates on the loans are determined based on conditions in the financial markets at the time of each loan. As of December 31, 2003, UIL Holdings had $24.5 million outstanding under this arrangement.

UIL Holdings has a revolving credit agreement with a group of banks that was amended July 31, 2003 and extended to July 29, 2004. The borrowing limit of this facility is $100 million. The facility permits UIL Holdings to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits UIL Holdings to borrow money for fixed periods of time specified by UIL Holdings at fixed interest rates determined by the Eurodollar interbank market in London (LIBOR). If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of UIL Holdings and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to UIL Holdings under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of December 31, 2003, UIL Holdings had $40.0 million in short-term borrowings outstanding under this facility.

Xcelecom has a revolving credit agreement with two banks that expires on June 30, 2004. This agreement provides for a $25 million revolving loan facility, available to meet working capital needs and up to $5 million in capital equipment needs, and to support standby letters of credit issued by Xcelecom in the normal course of its business. Capital equipment loans under this facility can be converted to amortizing term loans with a maturity of up to four years. This agreement also provides for the payment of interest at a rate, at the option of Xcelecom, based on the agent bank's prime interest rate or LIBOR. As of December 31, 2003, there were no borrowings outstanding on the revolving working capital balance of this facility. Xcelecom had $1.4 million of capital equipment funding that had been converted to term notes outstanding and standby letters of credit of $4.6 million outstanding at December 31, 2003. All borrowings outstanding under this agreement are secured solely by assets of Xcelecom and its subsidiaries.

APS had a revolving credit agreement with a bank that expired on April 11, 2003, at which time APS repaid all borrowings outstanding under the agreement. The funds for the repayment were provided by UIL Holdings. All short-term capital requirements that exceed available cash from operations are currently provided by UIL Holdings, under a short-term loan arrangement. In connection with the

                                 UIL HOLDINGS CORPORATION
close of the APS sale transaction, UIL Holdings will be paid any amounts due under this short-term loan arrangement. As of December 31, 2003, the outstanding balance under this arrangement was $3.5 million.

Information with respect to short-term borrowings of UIL Holdings and Xcelecom are as follows:

                                                                         2003             2002           2001
                                                                         ----             ----           ----
                                                                                  (In Thousands)
UIL HOLDINGS
------------
Maximum aggregate principal amount of short-term borrowings
   outstanding at any month-end                                          $64,500         $50,000       $129,000
Average aggregate short-term borrowings outstanding during the year*     $32,471         $19,771        $43,421
Weighted average interest rate*                                             1.8%            2.3%           5.8%
Principal amounts outstanding at year-end                                $64,500         $39,000        $18,000
Annualized interest rate on principal amounts outstanding at year-end       1.9%            2.1%           2.9%
Fees*                                                                       $462            $365           $297

XCELECOM
--------
Maximum aggregate principal amount of short-term borrowings
   outstanding at any month-end                                           $4,740         $13,965        $13,800
Average aggregate short-term borrowings outstanding during the year*      $2,175          $6,804         $7,746
Weighted average interest rate*                                             2.5%            2.6%           3.3%
Principal amounts outstanding at year-end                                      -          $3,050        $12,930
Annualized interest rate on principal amounts outstanding at year-end          -            3.1%           2.7%
Fees*                                                                       $157            $119            $25


* Average short-term borrowings represent the sum of daily borrowings outstanding, weighted for the number of days outstanding and divided by the number of days in the period. The weighted average interest rate is determined by dividing interest expense by the amount of average borrowings. Fees are excluded from the calculation of the weighted average interest rate.

                         UIL HOLDINGS CORPORATION

(E) INCOME TAXES

                                                                   2003              2002              2001
                                                                   ----              ----              ----
                                                                               (In Thousands)
Income tax expense for continuing operations consists of:
Income tax provisions:
  Current
             Federal                                                $ 11,151         $ (24,524)         $ 55,814
             State                                                     4,971            (5,150)           11,112
                                                                 --------------    --------------    --------------
                  Total current                                       16,122           (29,674)           66,926
                                                                 --------------    --------------    --------------
  Deferred
             Federal                                                  16,401            56,363           (14,083)
             State                                                     1,314            11,353            (3,970)
                                                                 --------------    --------------    --------------
                Total deferred                                        17,715            67,716           (18,053)
                                                                 --------------    --------------    --------------

  Investment tax credits                                                (387)             (564)             (658)
                                                                 --------------    --------------    --------------

     Total income tax expense for continuing operations             $ 33,450          $ 37,478          $ 48,215
                                                                 ==============    ==============    ==============

Income tax components charged as follows:
  Operating tax expense                                             $ 36,130          $ 39,455          $ 52,392
  Nonoperating tax expense                                            (2,680)           (1,976)           (4,177)
                                                                 --------------    --------------    --------------

     Total income tax expense                                       $ 33,450          $ 37,479          $ 48,215
                                                                 ==============    ==============    ==============


The following table details the components
  of the deferred income taxes:
     Gain on sale of utility property                                    (51)             (280)           (9,680)
     Seabrook sale/leaseback transaction                                   -             8,525            (2,546)
     Seabrook lease buyout                                                 -            28,156                 -
     Seabrook II Sale                                                      -            (1,885)                -
     Pension benefits                                                 11,238             2,189               729
     Accelerated depreciation                                          6,646              (335)           (2,891)
     Tax depreciation on unrecoverable plant investment                    -            34,805               202
     Unit overhaul and replacement power costs                             -                 -               939
     Conservation and load management                                   (107)             (107)             (107)
     Displaced worker protection costs                                  (353)             (956)             (333)
     Bond redemption costs                                            (1,026)           (1,026)           (1,026)
     Cancelled nuclear project                                          (300)             (467)             (467)
     Restructuring costs                                                (538)             (538)             (538)
     Regulatory deferrals                                              2,345             1,570               804
     Other - net                                                        (139)           (1,935)           (3,139)
                                                                 --------------    --------------    --------------

Deferred income taxes - net                                         $ 17,715          $ 67,716         $ (18,053)
                                                                 ==============    ==============    ==============


                                 UIL HOLDINGS CORPORATION

Total income taxes differ from the amounts computed by applying the federal statutory tax rate to income before taxes. The reasons for the differences are as follows:

                                                                          2003             2002             2001
                                                                          ----             ----             ----
                                                                                      (In Thousands)
Computed tax at federal statutory rate                                   $22,046          $29,130         $37,733
Increases (reductions) resulting from:
  ITC taken into income                                                     (387)            (564)           (658)
  Allowance for equity funds used during construction                       (531)            (433)           (393)
  Amortization of regulatory asset                                         7,925           11,345          14,000
  Book depreciation in excess of non-normalized tax depreciation            (150)          (3,000)         (3,445)
  State income taxes, net of federal income tax benefits                   4,085            4,033           4,642
  Other items - net                                                          462           (3,033)         (3,664)
                                                                     ---------------- ---------------- ----------------

       Total income tax expense                                          $33,450          $37,478         $48,215
                                                                     ================ ================ ================

Book income before income taxes                                          $62,987          $83,229        $107,778
                                                                     ================ ================ ================

Effective income tax rates                                                 53.1%            45.0%           44.7%
                                                                     ================ ================ ================

As a result of the sale of UI's interests in Seabrook Station and the termination of the associated Seabrook Lease Obligation on November 1, 2002, UIL Holdings incurred a net operating loss for federal income tax purposes for the year 2002 of approximately $78 million that was carried forward to the year 2003. On December 31, 2003, UIL Holdings made a $45 million contribution to the pension plan. This contribution will be claimed as a current income tax deduction for the year 2003 and thereby takes the place of $45 million of the 2002 net operating loss carry forward which otherwise would have been utilized in 2003. Therefore, during the year 2003 only approximately $27 million of the net operating loss carry forward was utilized, leaving a balance of $51 million of unutilized net operating losses to be carried forward and utilized against future taxable income.

Legislation enacted in Connecticut on February 28, 2003 imposed a 20% surcharge on the corporation business tax for the year 2003 only. This surcharge, which was made retroactive to January 1, 2003, effectively increased the statutory rate of Connecticut corporation business tax from 7.5% to 9.0% for the year 2003. Due to this change, the combined effective statutory federal and state income tax rate for UIL Holdings' Connecticut-based entities will increase slightly from 39.875% to 40.85% for the year 2003.

In addition, legislation was also enacted in Connecticut on August 16, 2003 which imposes a 25% surcharge on the corporation business tax for the year 2004, which will increase the statutory rate of Connecticut corporation business tax from 7.5% to 9.375% for the year 2004 only. Due to this change, the combined effective statutory federal and state income tax rate for UIL Holdings' Connecticut based entities will increase slightly from 40.85% to 41.094% for the year 2004.

The effective income tax rate for the year ended December 31, 2003 was 53.1% as compared to 45.0% for the year ended December 31, 2002. The increase in the 2003 rates is due primarily to: (1) the imposition of a 20% surcharge on the Connecticut corporation business tax for the year 2003, (2) one-time adjustments to deferred income tax reserves associated with CTA, and (3) differences in the amounts of book depreciation in excess of non-normalized tax depreciation.

                                 UIL HOLDINGS CORPORATION

At December 31, 2003, UIL Holdings had deferred tax liabilities for taxable temporary differences of $359 million and deferred tax assets for deductible temporary differences of $26 million, resulting in a net deferred tax liability of $333 million. Significant components of deferred tax liabilities and assets were as follows: tax liabilities on book/tax plant basis differences and on the cumulative amount of income taxes on temporary differences previously flowed through to ratepayers, $198 million, tax liabilities on accelerated depreciation timing differences, $113 million, and tax assets on 2002 net operating loss carryforward, $8 million.

                         UIL HOLDINGS CORPORATION

(F) SUPPLEMENTARY INFORMATION - CONTINUING OPERATIONS
                                                       2003           2002          2001
                                                       ----           ----          ----
                                                                (In Thousands)
OPERATING REVENUES
------------------
Utility
    Retail                                           $ 613,885      $ 639,025     $ 627,178
    Wholesale                                           24,591         58,249        61,570
    Other                                               31,144         30,259        26,070
Non-utility business unit revenues
    Xcelecom                                           294,036        310,044       312,556
    Other                                                   21             19            86
                                                    -----------    -----------   -----------

         Total Operating Revenues                    $ 963,677     $1,037,596    $1,027,460
                                                    ===========    ===========   ===========

SALES BY CLASS (MEGAWATT-HOURS) - UNAUDITED
-------------------------------------------
    Retail
    Residential                                      2,261,954      2,247,196     2,119,976
    Commercial                                       2,501,996      2,465,711     2,476,027
    Industrial                                         951,746      1,021,586     1,082,394
    Other                                               47,356         46,517        46,073
                                                    -----------    -----------   -----------
                                                     5,763,052      5,781,010     5,724,470
    Wholesale                                          478,185      1,812,540     2,030,365
                                                    -----------    -----------   -----------
         Total Sales by Class                        6,241,237      7,593,550     7,754,835
                                                    ===========    ===========   ===========

FUEL AND ENERGY
---------------
    Fuel and Energy Expense (1)                      $ 296,707      $ 293,209     $ 298,021
    Purchase Power above market fuel expense credit    (24,034)       (24,014)      (26,114)
                                                    -----------    -----------   -----------
         Total Fuel and Energy Expense               $ 272,673      $ 269,195     $ 271,907
                                                    ===========    ===========   ===========

DEPRECIATION AND AMORTIZATION
-----------------------------
    Utility property, plant, and equipment            $ 28,274       $ 26,336      $ 25,549
    Non-utility business property, plant and equipment   3,540          3,155         1,696
    Nuclear Decommissioning                                  -          2,241         3,384
                                                    -----------    -----------   -----------
         Total Depreciation                             31,814         31,732        30,629
                                                    -----------    -----------   -----------
    Amortization of nuclear plant regulatory assets     20,197         30,690        15,657
    Amortization of purchase power contracts (1)        24,034         24,014        26,114
    Amortization of other CTA regulatory assets          1,109          1,336         1,196
    Amortization of cancelled plant                        850          1,172         1,172
                                                    -----------    -----------   -----------
       Subtotal CTA Amortization                        46,190         57,212        44,139
    Amortization of intangibles                          1,236          1,297         3,816
    Amortization of other regulatory assets              2,999          2,326        14,722
                                                    -----------    -----------   -----------
         Total Amortization                             50,425         60,835        62,677
                                                    -----------    -----------   -----------
         Total Depreciation and Amortization          $ 82,239       $ 92,567      $ 93,306
                                                    ===========    ===========   ===========

TAXES - OTHER THAN INCOME TAXES
-------------------------------
    Operating:
       Connecticut gross earnings                     $ 25,842       $ 28,293      $ 26,661
       Local real estate and personal property           9,027         11,726        12,278
       Payroll taxes                                     6,219          5,951         5,634
                                                    -----------    -----------   -----------
         Total Taxes - Other than Income Taxes        $ 41,088       $ 45,970      $ 44,573
                                                    ===========    ===========   ===========

OTHER INCOME AND (DEDUCTIONS), NET
----------------------------------
    Interest income                                    $ 1,197          $ 679       $ 1,249
    Allowance for funds used during construction         2,491          2,220         1,913
    Equity earnings from Connecticut Yankee                317            818           288
    Non-utility business passive income (expense)       (2,385)        (5,299)        4,734
    Non-utility business opportunities                       -              -          (403)
    Miscellaneous other income and (deductions) - net    1,670           (745)       (1,081)
                                                    -----------    -----------   -----------
         Total Other Income and (Deductions), net      $ 3,290       $ (2,327)      $ 6,700
                                                    ===========    ===========   ===========

OTHER INTEREST, NET
-------------------
    Notes Payable                                        $ 612          $ 459       $ 2,507
    Other                                                1,791          1,258         2,324
                                                    -----------    -----------   -----------
         Total Other Interest, net                     $ 2,403        $ 1,717       $ 4,831
                                                    ===========    ===========   ===========

(1) The amortization of this regulatory asset is a cash neutral item, as there is an offsetting liability which is relieved through a credit to fuel and energy expense.

                                 UIL HOLDINGS CORPORATION

(G)  PENSION AND OTHER BENEFITS

UI's qualified pension plan covers substantially all of its employees, the employees of UIL Holdings and APS, and certain management employees of Xcelecom and UCI. APS and Xcelecom employees no longer benefit from contributions under the plan, but any benefits accrued to them, through April 2003 for APS, and December 2003 for Xcelecom, remain in the plan. UI also has a non-qualified supplemental plan for certain executives and a non-qualified retiree-only plan for certain early retirement benefits. The net pension expense for these plans for 2003, 2002 and 2001 was $17.5 million, $6.7 million, and $0.8 million, respectively.

According to SFAS No. 132 (Revised), "Employer's Disclosure about Pensions and Other Postretirement Benefits" disclosures have been increased to include investment strategy, asset allocation mix, contributions, the assumptions for the expected rate of return on assets, measurement dates and accumulated benefit obligation levels for all pension plans. The below discussion pertains to The United Illuminating Company Pension Plan (the "Plan"). UI set forth an investment policy to delegate the oversight and management of pension assets and procedures for monitoring and control. UI has engaged Frank Russell Trust Company as the trustee and investment manager to assist in areas of asset allocation and rebalancing, portfolio strategy implementation, and performance monitoring and evaluation.

The goals of the asset investment strategy are to:

    o Achieve long-term capital growth while maintaining sufficient liquidity to provide for current benefit payments and Plan operating expenses.

    o Provide a total return that, over the long-term, provides sufficient assets to fund its liabilities subject to an appropriate level of risk, contributions and pension expense.

    o Maximize the return on assets, over the long-term, by investing primarily in equities. The inclusion of additional asset classes with differing rates of return, volatility and correlation are utilized to reduce risk by providing diversification relative to equities.

    o Diversify investments within asset classes to maximize preservation of principal and minimize over-exposure to any one investment, thereby minimizing the impact of losses in single investments.

The Plan will maintain compliance with the Employee Retirement Income Security Act 1974 (ERISA) as amended, and any applicable regulations and laws.

The Pension Committee of the board of directors that oversees the investment of Plan assets in conjunction with management has conducted a review of the Investment Strategies and Policies of Plan in the fourth quarter of 2003. This included a review of the strategic asset allocation, including the relationship of Plan assets to Plan liabilities and portfolio structure. The Pension Committee has adopted a target asset allocation with ranges as follows for both pension and other postretirement employee benefit funds:

                            Low   Target   High
                            ---   ------   ----
  Equity securities         68%    70%     72%
  Debt securities           28%    30%     32%

The above allocations may be revised by the Pension Committee of the board of directors. The Pension Committee of the board of directors recently approved an asset allocation change to shift 5% from equity and debt to alternative strategies which would include hedge funds. This change will become effective during the first quarter of 2004.

                                 UIL HOLDINGS CORPORATION

Funding policy for the qualified plan is to make annual contributions that satisfy the minimum funding requirements of ERISA but that do not exceed the maximum deductible limits of the Internal Revenue Code. These amounts are determined each year as a result of an actuarial valuation of the plan. In 2001, $2.6 million was contributed for 2000 funding requirements. Due to IRS limitations regarding tax deductibility, UI did not make a contribution for the 2001 plan year. In 2002, $12.2 million was contributed for the 2002 funding requirements. In 2003, a $45 million contribution was made to the plan which increased the total plan assets to a level which exceeded the accumulated benefit obligations and thereby reduced the Other Comprehensive Loss of $26.5 million, after-tax, recorded in 2002.

UI has established a supplemental retirement benefit trust and through this trust purchased life insurance policies on officers of UI to fund the future liability under the non-qualified supplemental plan. The cash surrender value of these policies is included in Other Property and Investments on the Consolidated Balance Sheet.

The contribution to the pension plan for 2004 is expected to be $11.2 million, assuming that the amount will be equal to, or less than, the maximum contribution allowable per the Internal Revenue Code. The Accumulated Benefit Obligation for the qualified and nonqualified plans is $254.6 million and $6.6 million, respectively. UIL Holdings has the option to contribute an additional amount to the plan for the 2003 tax year, prior to filing its 2003 federal income tax return.

If there is a plus or minus 1/4% change in the discount rate assumed at 6%, the pension expense would change by minus or plus $0.8 million, respectively. If there were a 1% change in the expected return on assets, the pension expense would change by plus or minus $2.5 million.

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

For funding purposes, UI established a Voluntary Employees' Benefit Association Trust (VEBA) to fund OPEB for UI's union employees. The funding strategy for the VEBA is to select funds that most clearly mirror the pension allocation strategy. Approximately 43% of UI's employees are represented by Local 470-1, Utility Workers Union of America, AFL-CIO, for collective bargaining purposes. UI established a 401(h) account in connection with the qualified pension plan to fund OPEB for UI's non-union employees who retire on or after January 1, 1994. In accordance with this policy, UI did not make contributions to the union VEBA in 2003, 2002, or 2001. In 2002, UI contributed $0.8 million to the 401(h) account. UI did not make a contribution to the 401(h) account in 2001 or 2003. Plan assets for the union VEBA consist primarily of equity and fixed-income securities. If there is a plus or minus 1/4% change in the discount rate assumed, the OPEB plans expenses would change by plus or minus $0.1 million. If there were a 1% change in the expected return on VEBA assets, the OPEB plans expenses would change by plus or minus $0.2 million. The 401(h) account was closed at the end of 2003, as the contribution payouts became so frequent that the account effectively became a revolving account.

To develop the expected long-term rate of return on assets assumption, UI considered the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio. This resulted in the selection of the 8.0% return on plan assets.

                                 UIL HOLDINGS CORPORATION

The following table represents the change in benefit obligation, change in plan assets and the respective funded status of UI's pension and postretirement plans as of December 31, 2003 and 2002.



                                                                          AT DECEMBER 31,
                                                        PENSION BENEFITS        OTHER POSTRETIREMENT BENEFITS
                                                      2003           2002            2003              2002
                                                      ----           ----            ----              ----
                                                                        (In Thousands)
CHANGE IN BENEFIT OBLIGATION
   Benefit obligation at beginning of year            $272,938       $247,992          $48,341          $34,187
   Service cost                                          6,214          5,043              777              528
   Interest cost                                        17,820         17,768            3,154            2,811
   Amendments                                           (1,333)         1,312                -           (2,118)
   Actuarial (gain) loss                                30,318         19,836            4,124           16,154
   Settlements, curtailments and other                     (98)        (1,146)               -                -
   Benefits paid (including expenses)                  (16,686)       (17,867)          (3,884)          (3,221)
                                                  -------------- -------------- ---------------- -----------------
   Benefit obligation at end of year                  $309,173       $272,938          $52,512          $48,341
                                                  ============== ============== ================ =================


CHANGE IN PLAN ASSETS
   Fair value of plan assets at beginning of year     $186,613       $212,000          $16,388          $19,327
   Actual return on plan assets                         44,251        (19,957)           3,085           (1,342)
   Employer contributions                               45,233         12,437            1,373            1,624
   Benefits paid (including expenses)                  (16,687)       (17,867)          (3,883)          (3,221)
                                                  -------------- -------------- ---------------- -----------------
   Fair value of plan assets at end of year           $259,410       $186,613          $16,963          $16,388
                                                  ============== ============== ================ =================

Funded Status at December 31:
   Projected benefits (less than) greater than
        plan assets                                    $49,763        $86,325         $(35,549)         $31,953
   Unrecognized prior service cost                      (7,701)       (10,213)          (1,557)           1,737
   Unrecognized transition asset                         1,578          2,632            8,819           (9,878)
   Unrecognized net gain (loss) from past
        experience                                     (81,318)       (88,684)          16,927          (16,308)
                                                  -------------- -------------- ---------------- -----------------
   (Prepaid)/accrued benefit obligation               $(37,678)       $(9,940)        $(11,360)          $7,504
                                                  ============== ============== ================ =================

Amounts recognized in the Consolidated Balance
Sheet consist of:
   Prepaid benefit cost                               $(43,927)       $     -         $      -           $    -
   Accrued benefit liability                             8,166         44,857          (11,360)           7,504
   Intangible asset                                     (1,093)       (10,400)               -                -
   Accumulated other comprehensive income                 (824)       (44,397)               -                -
                                                  -------------- -------------- ---------------- -----------------
Net amount recognized                                 $(37,678)       $(9,940)        $(11,360)          $7,504
                                                  ============== ============== ================ =================


The following actuarial weighted average
assumptions were used in calculating
the benefit obligations at December 31:
   Discount rate                                         6.00%          6.75%            6.00%            6.75%
   Average wage increase                                 4.50%          4.50%             N/A              N/A


                                 UIL HOLDINGS CORPORATION

         The components of net periodic benefit cost are:

                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                        PENSION BENEFITS        OTHER POSTRETIREMENT BENEFITS
                                                      2003           2002            2003              2002
                                                      ----           ----            ----              ----
                                                                         (In Thousands)
Components of net periodic benefit cost:
   Service cost                                        $ 6,214         $5,043           $  777           $  528
   Interest cost                                        17,820         17,768            3,154            2,811
   Expected return on plan assets                      (14,180)       (19,311)          (1,211)          (1,810)
   Amortization of:
      Prior service costs                                1,179          1,125             (180)            (122)
      Transition obligation (asset)                     (1,054)        (1,054)           1,058            1,058
      Actuarial (gain) loss                              7,514          2,527            1,631              493
   Settlements and curtailments                              1            653                -                -
                                                  -------------- -------------- ---------------- -----------------
   Net periodic benefit cost                           $17,494         $6,751           $5,229           $2,958
                                                  ============== ============== ================ =================

The following actuarial weighted average
assumptions were used in calculating
net periodic benefit cost:
   Discount rate                                         6.75%          6.75%            6.75%            6.75%
   Average wage increase                                 4.50%          4.50%             N/A              N/A
   Return on plan assets                                 8.00%          9.50%            8.00%            9.50%


A one percentage point change in the assumed health care cost trend rate would have the following effects:

                                                1% INCREASE         1% DECREASE
                                                -----------         -----------
                                                         (In Thousands)
Aggregate service and interest cost components       $583                $(465)

Accumulated postretirement benefit obligation      $6,639              $(5,372)

UI has a 401(k)/Employee Stock Ownership Plan (KSOP) in which substantially all of its employees and the employees of UIL Holdings, APS and UCI, are eligible to participate. The KSOP enables employees to defer receipt of a portion of their compensation, up to statutory limits, and to invest such funds in a number of investment alternatives. Matching contributions are made to the KSOP, in the form of UIL Holdings' common stock, based on each employee's salary deferrals in the KSOP. Through December 31, 2002, the matching contribution equaled fifty cents for each dollar of the employee's compensation deferred, but not more than 3 3/8% of the employee's annual salary. As of January 1, 2003, the matching contribution to the KSOP is 100% of the first 3% of employee compensation deferred and 50% of the next 2% deferred. The maximum match is 4% of annual salary and all matching contributions continue to be made in the form of UIL Holdings' common stock. Matching contributions to the KSOP during 2003, 2002 and 2001 were $2.1 million, $1.7 million and $1.6 million, respectively.

UIL Holdings pays dividends on the shares of stock in the KSOP to the participant and UIL Holdings receives a tax deduction for the dividends paid. Prior to 2003, to distribute this tax benefit to participants, contributions made to the KSOP were equal to 25% of the dividends paid to each participant. These contributions amounted to $0.3 million in 2002 and 2001. Commencing in 2003, UIL Holdings ceased making such contributions and does not plan to make such contributions in the future.

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

In December of 2001, Xcelecom established the Xcelecom, Inc. 401(k) Plan. Upon establishment, Xcelecom merged each of the separate subsidiary non-union retirement plans into this single company-wide plan in a staged manner. Beginning on January 1, 2002, Xcelecom non-union employees in subsidiaries merged into this plan are eligible to participate upon completing six months of service and attaining age twenty-one. Participants become vested in matching contributions immediately upon entry into the plan. Xcelecom makes matching contributions equal to 100% of the first 3% of employee salary deferred and 50% of any salary deferrals that exceed 3% but do not exceed 5% of the participant's compensation.

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

(H)  UNAMORTIZED CANCELLED NUCLEAR PROJECT

From December 1984 through December 1992, UI had been recovering its investment in Seabrook Unit 2, a partially constructed nuclear generating unit that was cancelled in 1984, over a regulatory approved ten-year period without a return on its unamortized investment. In a 1992 rate decision, the DPUC adopted a proposal by UI to write off its remaining investment in Seabrook Unit 2, beginning January 1, 1993, over a 24-year period, corresponding with the flowback of certain Connecticut Corporation Business Tax (CCBT) credits. This decision allows UI to retain the Seabrook Unit 2/CCBT amounts for ratemaking purposes, with the accumulated CCBT credits not deducted from rate base during the 24-year period of amortization in recognition of a longer period of time for amortization of the Seabrook Unit 2 balance. Unit 2 was sold on November 1, 2002. As a result of reducing its remaining unamortized investment in Seabrook Unit 2 with related proceeds from the sale, UI's investment has been fully amortized. A draft decision was issued on February 3, 2004, approving UI's calculation without modification. A final decision is scheduled for the beginning of March 2004.

(I)  LEASE OBLIGATIONS

UIL Holdings and its wholly-owned direct and indirect subsidiaries have lease arrangements for data processing equipment, office equipment, vehicles and office space, including the lease of the Electric System Work Center (ESWC) facility that is recognized as a capital lease. On January 20, 2004, UI exercised the $16 million purchase option in connection with the capital lease for the ESWC facility.

The gross amount of assets recorded under the capital lease and the related obligation of this lease as of December 31, 2003 are recorded on the Consolidated Balance Sheet.

Capitalization of leases on UI's books has no impact on income, since the sum of the amortization of a leased asset and the interest on the lease obligation equals the rental expense allowed for ratemaking purposes.

Operating leases, which are charged to operating expense, consist principally of leases of office space and facilities and a wide variety of equipment. The most significant operating lease is that of UI and UIL Holdings' corporate

                                 UIL HOLDINGS CORPORATION
headquarters. Operating leases of discontinued operations have been excluded from the following table. The future minimum lease payments under these operating leases is estimated to be as follows:

                                          (In Thousands)

                       2004                     $ 11,639
                       2005                       12,311
                       2006                       11,712
                       2007                       12,010
                       2008 - after               54,294
                                         ----------------
                         Total                  $101,966
                                         ================

Rental payments charged to operating expenses in 2003, 2002 and 2001, including rental payments for its corporate headquarters, were $13.8 million, $13.0 million, and $12.4 million, respectively.

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

As part of an ongoing review process, management of Connecticut Yankee has prepared an updated estimate of the cost of decommissioning its nuclear unit, as part of its transition to self performance of decommissioning. Connecticut Yankee's updated cost estimate includes an increase of approximately $273 million over the cost estimate reported in November 2002.

The $273 million increase in the decommissioning cost estimate primarily reflects the impacts of the termination of the turnkey decommissioning contractor, Bechtel Power Corporation, (Bechtel) in July 2003. Connecticut Yankee terminated its decommissioning contract with Bechtel in July 2003 due to Bechtel's history of incomplete and untimely performance and refusal to perform remaining decommissioning work. In June 2003, Bechtel filed a complaint against Connecticut Yankee in Connecticut Superior Court asserting a number of claims, including wrongful termination. In August, 2003, Connecticut Yankee filed a counterclaim, including counts for breach of contract, negligent misrepresentation and breach of duty of good faith and fair dealing. Bechtel has departed the site and the decommissioning responsibility has been transitioned to Connecticut Yankee, which has recommenced the decommissioning process.

As part of the Connecticut Yankee April 2000 rate case settlement with the FERC, remaining decommissioning costs were originally estimated at $410 million. The original estimate was updated in November 2002 to increase the estimated decommissioning costs by approximately $140 million. The $140 million increase stemmed primarily from additional security costs, as well as the corollary economic impacts of increased insurance costs and other factors. Consequently, the total current cost estimate of approximately $823 million represents an

                                 UIL HOLDINGS CORPORATION
aggregate increase of approximately $413 million over the April 2000 FERC rate case settlement. Connecticut Yankee is required to update its decommissioning cost estimate through a filing with the FERC by no later than July 1, 2004.

UI's share of the estimated increased cost of $273 million over the estimate reported in November 2002 would be approximately $25.9 million. This increase will not impact current period earnings as the amounts will be deferred on the balance sheet pending resolution of the litigation and regulatory proceedings described herein. Ultimately, if this issue is resolved favorably, the costs will be recovered and therefore would not likely have a financial impact on the results of operations.

Connecticut Yankee is seeking recovery of additional decommissioning costs and other damages from Bechtel and, if necessary, its surety. In addition to pursuing this recovery through pending litigation, Connecticut Yankee is also preparing a rate application with the FERC, with any resulting Connecticut Yankee rate increase being charged to its wholesale power customers (including UI, which is responsible for 9.5% of the costs of the Connecticut Yankee nuclear unit). In turn, UI would seek to recover any FERC-allowed rate increase from its retail customers through appropriate regulatory proceedings. The timing, amount and outcome of such regulatory proceedings cannot be predicted at this time.

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

                                  HYDRO-QUEBEC

UI is a participant in the Hydro-Quebec transmission tie facility linking New England and Quebec, Canada. UI has a 5.45% participating share in this facility, which in aggregate have a maximum 2000 megawatt equivalent generation capacity value. UI is obligated to furnish a guarantee for its participating share of the debt financing for one phase of this facility. As of December 31, 2003, UI's guarantee liability for this debt was approximately $3.8 million.

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

                                 UIL HOLDINGS CORPORATION

             SITE DECONTAMINATION, DEMOLITION AND REMEDIATION COSTS

As a result of a 1992 DPUC retail rate decision, since January 1, 1993, UI had been recovering through retail rates $1.1 million per year of environmental remediation costs for the demolition and decontaminating of its Steel Point Station property in Bridgeport. As a result of the Rate Case decision dated September 26, 2002, UI will recover the remaining $3 million of these costs ratably during the 2002 through 2004 time period. This amount reflects the remaining cost of cleaning up the property, assuming a zero sales value. Final costs will be offset by any sale price realized, and will be subject to regulatory true-up upon disposition of the property. UI is also replacing portions of the bulkhead at the Steel Point Station property. The work is expected to cost approximately $6.4 million and is currently expected to be completed in 2004. UI is entitled to reimbursement of these costs from the City of Bridgeport pursuant to UI's contract with the City.

Subsequent to the demolition of Steel Point Station, the adjacent East Main Street Substation was removed at the request of the City of Bridgeport. UI will undertake an environmental subsurface investigation of the former substation site, but potential environmental remediation costs, if any, cannot be estimated at this time. Concurrent with the removal of the East Main Street Substation in 2000, the Congress Street Substation was expanded to replace it. As of December 31, 2003, $9.2 million of the total cost is reimbursable from the City of Bridgeport. An additional $1.4 million of costs related to the Substation are transmission assets recoverable through regional transmission rates. UI is currently negotiating with the City of Bridgeport to settle all outstanding issues between the parties. In the event that an agreement cannot be reached, UI will move forward with previously initiated arbitration proceedings to collect these funds from the City of Bridgeport.

UI has completed the replacement of the bulkhead surrounding a site, bordering the Mill River in New Haven, that contains transmission facilities and deactivated generation facilities, at a cost of $13.5 million. Of this amount, $4.2 million represents the portion of the costs to protect UI's transmission facilities and has been capitalized as plant in service; the remaining estimated cost of $9.3 million has been expensed. UI has conveyed to an unaffiliated entity, Quinnipiac Energy LLC (QE), this entire site, reserving to UI permanent easements for the operation of its transmission facilities on the site. UI has also funded 61% (approximately $1.2 million) of the estimated environmental remediation costs that will be incurred by QE to bring the site into compliance with applicable minimum Connecticut environmental standards. The City of New Haven is currently considering foreclosing on the property, as QE is not current with property tax payments. If the City of New Haven forecloses on the property and it is determined that QE has not performed appropriate environmental remediation at the site, UI could be required by applicable environmental laws to finish remediating any contamination at the site. The scope of any required remediation efforts by UI is not now determinable.

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

From 1961 to 1976, UI owned a parcel of property in Derby, Connecticut, on which it operated an oil-fired electric generating unit. For several years, the Connecticut Department of Environmental Protection has been remediating a migration of fuel oil contamination from a neighboring parcel of property into the adjacent Housatonic River. Although, based on its own investigation to date, UI believes it has no responsibility for this contamination, if regulatory

                                 UIL HOLDINGS CORPORATION
agencies determine that UI is responsible for the cost of these remediation activities, UI may experience substantial costs, no estimate of which is currently available.

                      CLAIM OF ENRON POWER MARKETING, INC.

UI has an agreement for standard offer generating service with Dominion Energy Marketing (Dominion), assignee of Virginia Electric and Power Company (VEPCO). The Dominion/VEPCO agreement replaced an earlier wholesale power agreement and other related agreements with Enron Power Marketing, Inc. (EPMI), originally intended to supply all of the power needed to meet UI's standard offer obligations until the end of the standard offer period (the Agreements). Following EPMI's bankruptcy filing on December 2, 2001, UI terminated the Agreements in accordance with their terms, effective January 1, 2002, in reliance upon provisions of the Bankruptcy Code that permit termination of such contracts. The Agreements permitted UI to calculate its gains and losses resulting from the termination, and globally to net these gains and losses against one another, and against any other amounts that UI owed to EPMI under the Agreements, to arrive at a single sum. EPMI, however, commenced on January 31, 2003 an adversary proceeding against UI and UIL Holdings in the EPMI bankruptcy. UIL Holdings was sued as the guarantor of UI's financial obligations under the Agreements. EPMI contends that UI was not entitled to offset, against any losses UI suffered from the termination of the Agreements, any amounts owing to EPMI for power delivered to UI after the date EPMI filed for bankruptcy. The amount of the allegedly improper setoff that EPMI seeks to recover in the adversary proceeding is approximately $8.2 million, plus interest and attorneys' fees. The bankruptcy court has referred this and other similar cases to mediation and stayed the cases while mediation is conducted. Following the initial mediation session, EPMI indicated it is considering theories for increasing the amount it claimed from UI. In the event that UI is determined to owe EPMI a portion or all of the amount claimed, UI will seek recovery of such amount through the regulatory process.

                         CROSS-SOUND CABLE COMPANY, LLC

UCI's 25% share of the estimated total final cost of the Cross-Sound project is $34.4 million. As of December 31, 2003, UCI's 25% share of the actual project cost for the Cross-Sound cable was $33 million. UCI has provided an equity infusion of $10 million to Cross-Sound and UIL Holdings loaned $23.5 million to Cross-Sound. In addition, a guarantee of $3.8 million, in support of Hydro-Quebec's guarantees to third parties in connection with the construction of the project has been provided. It is expected that any obligations of Cross-Sound that are supported by the guarantee would be funded by capital contributions from the owners, who are affiliates of the guarantors, in amounts in proportion to their respective ownership shares of Cross-Sound. No liability was recorded related to the guarantee, as the likelihood of UIL Holdings having to perform under the guarantee is remote. Although commercial operation has not yet been achieved, the cable has been operating under a DOE Emergency Order since the August 14, 2003 blackout and is expected to remain operational under this order until such time as the Emergency identified in the Order ceases to exist. Upon commercial operation, the loan from UIL Holdings is expected to be refinanced with external project financing. UCI will be responsible for 25% of any additional cost of project completion over the estimated amount.

                                 UIL HOLDINGS CORPORATION

(K)  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of UIL Holdings' financial instruments are as follows:

                                                               2003                       2002
                                                               ----                       ----
                                                      CARRYING       FAIR         CARRYING      FAIR
                                                      AMOUNT        VALUE          AMOUNT      VALUE
                                                      --------      -----          ------      -----
                                                         (In Thousands)               (In Thousands)
Unrestricted cash and temporary cash investments      $28,614      $28,614       $18,910      $18,910

Long-term debt (1)(2)                                $495,460     $511,184      $495,432     $512,297

(1) The fair value of UIL Holdings' long-term debt is estimated by investment bankers based on market conditions at December 31, 2003 and 2002, respectively.
(2)  See Note (B), "Capitalization - Long-Term Debt."

                                 UIL HOLDINGS CORPORATION

(L)  QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for 2003 and 2002 are set forth below:

                                                               1ST          2ND         3RD          4TH
                                                             QUARTER      QUARTER     QUARTER      QUARTER
                                                            --------------------------------------------------
                                                                 (In Thousands Except Per Share Amounts)
2003
----
    Operating Revenues                                       $234,239    $230,621     $269,703    $229,114
    Operating Income from Continuing Operations                19,030      16,694       36,277      16,956
    Income from Continuing Operations                           5,518       5,005       16,601       2,413
    Income from Discontinued Operations                          (252)       (703)         351      (5,647)
    Net Income                                                  5,266       4,302       16,952      (3,234)

    Earnings Per Share on Common Stock - Basic: (1)
    Continued Operations                                     $   0.39    $   0.35     $   1.16    $   0.17
    Discontinued Operations                                     (0.02)      (0.05)        0.03       (0.40)
    Net Earnings                                             $   0.37    $   0.30     $   1.19    $  (0.23)

    Earnings Per Share on Common Stock - Diluted: (1)
    Continued Operations                                     $   0.39    $   0.35     $   1.16    $   0.17
    Discontinued Operations                                     (0.02)      (0.05)        0.03       (0.40)
    Net Earnings                                             $   0.37    $   0.30     $   1.19    $  (0.23)

2002
----
    Operating Revenues                                       $236,645    $260,628     $298,392    $241,931
    Operating Income from Continuing Operations                28,092      32,232       47,172      17,206
    Income from Continuing Operations                           9,571       9,439       21,959       4,782
    Income from Discontinued Operations                            (2)       (299)        (152)     (1,351)
    Net Income                                                  9,569       9,140       21,807       3,431

    Earnings Per Share on Common Stock - Basic: (1)
    Continued Operations                                     $   0.68    $    0.66    $    1.54   $    0.34
    Discontinued Operations                                        -        (0.02)       (0.01)      (0.10)
    Net Earnings                                             $   0.68    $    0.64    $    1.53   $    0.24

    Earnings Per Share on Common Stock - Diluted: (1)
    Continued Operations                                     $   0.67    $   0.66     $   1.54    $    0.34
    Discontinued Operations                                        -        (0.02)       (0.01)       (0.10)
    Net Earnings                                             $   0.67    $   0.64     $   1.53    $    0.24

(1) Based on weighted average number of shares outstanding each quarter.

                                 UIL HOLDINGS CORPORATION

(M)  SEGMENT INFORMATION

As described in Note (O), "Discontinued Operations," to the consolidated financial statements, APS has been classified as "held for sale" and its results of operations are reported as discontinued operations. Accordingly, UIL Holdings now has two segments, UI, its regulated electric utility business engaged in the purchase, transmission, distribution and sale of electricity, and Xcelecom, its non-utility, indirect, wholly-owned subsidiary, which provides specialized contracting services in the electrical, mechanical, communications and data network infrastructure industries. Revenues from inter-segment transactions are not material. All of UIL Holdings' revenues are derived in the United States.

The following table reconciles certain segment information with that provided in UIL Holdings' Consolidated Financial Statements. In the table, Other includes the information for the remainder of UIL Holdings' non-utility businesses and inter-segment eliminations.

                                                            2003         2002
                                                            ----         ----
Total Assets                                                  (In Thousands)
------------
    UI                                                 $1,465,859     $1,403,283
    Xcelecom                                              176,759        195,721
    Assets of discontinued operations held for sale       120,261        123,005
    Other                                                 102,124         58,802
                                                     ---------------------------
       Total UIL Holdings                              $1,865,003     $1,780,811
                                                     ===========================



                                     2003            2002            2001
                                     ----            ----            ----
Revenues from External Customers                (In Thousands)
--------------------------------
    UI                               $669,620       $727,533       $714,818
    Xcelecom                          294,036        310,044        312,556
    Other                                  21             19             86
                                  ---------------------------------------------
       Total UIL Holdings            $963,677     $1,037,596     $1,027,460
                                  =============================================



                                            2003           2002           2001
                                            ----          ----            ----
Income (Loss) from Continuing Operations             (In Thousands)
----------------------------------------
before Income Taxes
------------------
    UI                                      $78,188        $96,865     $102,971
    Xcelecom                                 (2,618)         2,387       10,869
    Other                                   (12,583)       (16,023)      (6,062)
                                         ---------------------------------------
       Total UIL Holdings                   $62,987        $83,229     $107,778
                                         =======================================

                                 UIL HOLDINGS CORPORATION

(N)  GOODWILL AND OTHER INTANGIBLE ASSETS

As of December 31, 2003, and 2002, UIL Holdings maintains $68.6 million and $67 million, respectively, of goodwill related to Xcelecom that is no longer being amortized, and $2.7 million and $1.7 million, at December 31, 2003 and 2002, respectively, of identifiable intangible assets that continue to be amortized.

A summary of UIL Holdings' goodwill as of December 31, 2003 is as follows:

(Thousands of Dollars)                                         Total
                                                           --------------

Balance, January 1, 2002                                      $56,974
Goodwill acquired during the year ended December 31, 2002       9,983
                                                           --------------
Balance, December 31, 2002                                     66,957
Goodwill acquired during the year ended December 31, 2003       1,597
                                                           --------------
Balance, December 31, 2003                                    $68,554
                                                           ==============

An impairment charge of $7.2 million was recognized during the fourth quarter of 2003 to bring the goodwill balance associated with APS' telephony assets in line with the estimated fair value. This impairment loss is included in the results of discontinued operations. The remaining APS goodwill balance of $2.1 million is reported as long-term assets of discontinued operations held for sale in the accompanying Consolidated Balance Sheet. There were no other impairments to the goodwill balances recognized during the year ended December 31, 2003.

As of December 31, 2003 and 2002, UIL Holdings' intangible assets and related accumulated amortization consisted of the following:

                                          As of December 31, 2003
                                ------------------------------------------
                                                Accumulated         Net
(Thousands of Dollars)             Gross       Amortization       Balance
                                ------------------------------------------
Intangible assets subject to
  amortization:
Non-compete agreements            $2,485          $2,178            $307
Backlog                              256             256               -
                                ------------------------------------------
Total                             $2,741          $2,434            $307
                                ==========================================


                                           As of December 31, 2002
                                 ------------------------------------------
                                                 Accumulated         Net
(Thousands of Dollars)              Gross       Amortization       Balance
                                 ------------------------------------------
 Intangible assets subject to
   amortization:
Non-compete agreements             $1,485          $1,057            $428
Backlog                               256             214              42
                                 ------------------------------------------
Total                              $1,741          $1,271            $470
                                 ==========================================

The intangible asset balance is included in Other Deferred Charges on the Consolidated Balance Sheet.

                                 UIL HOLDINGS CORPORATION

UIL Holdings recorded amortization expense of $1.2 million for 2003 related to these intangible assets. Assuming there are no acquisitions or dispositions that occur in the future, the estimated amortization expense for the years 2004 through 2008 is as follows:

         2004           2005          2006          2007          2008
         ----           ----          ----          ----          ----
                               (In Thousands)
         $307            -             -             -              -

For 2001, UIL Holdings' net income, adjusted to exclude the effect of amortization of goodwill during those periods, was $61.6 million. Basic and diluted earnings per share for UIL Holdings, adjusted to exclude the effect of amortization of goodwill during 2001, were $4.37 and $4.35 per share, respectively.

(O)  DISCONTINUED OPERATIONS

On December 16, 2003, UIL Holdings entered into an agreement to sell APS to CheckFree Corporation (CheckFree), a leading provider of financial electronic commerce services and products. Under the terms of the agreement, and pending receipt of regulatory approvals and satisfaction of customary closing conditions, CheckFree will pay approximately $110 million in cash for the outstanding stock of APS. The transaction is expected to close during the second quarter of 2004, with any resulting gain on sale, net of transaction costs, to be recognized at that time.

CheckFree will not acquire APS' telephony assets, which include APS' 51% ownership interest in CellCards of Illinois, LLC (CCI). Following execution of the agreement to sell APS, management determined that the telephony business is not part of UIL Holdings' overall strategic business focus, and therefore authorized the sale of APS' telephony assets. On February 13, 2004, CCI was sold for book value to an independent third party.

As a result of the aforementioned events, the APS segment is considered to be a "disposal group" held for sale as defined in SFAS No. 144. Accordingly, the assets and liabilities of APS have been categorized as "held for sale" in the accompanying Consolidated Balance Sheet and the assets of APS are no longer being depreciated. The related asset carrying values were adjusted, if appropriate, to reflect the lower of either the carrying amounts or the current estimated fair values less costs to sell. The results of operations of APS for all periods presented, as well as the write-downs to estimated fair values less costs to sell, have been reported as discontinued operations in the accompanying Consolidated Statements of Income and Consolidated Statements of Cash Flows.

A summary of the discontinued operations of APS for the years ended December 31 follows (in thousands):

                                               2003         2002       2001
                                               ----         ----       ----

    Net operating revenues                   $109,570     $93,426    $58,386
                                         =====================================
    Impairment loss                          $ (8,220)    $     -    $     -
                                         =====================================
    Operating income (loss)                  $  1,082     $(3,376)   $   111
                                         =====================================
    Loss before income taxes                 $(10,249)    $(3,019)   $  (224)
    Income tax benefit                          3,998       1,215         24
                                         -------------------------------------
    Net loss from discontinued operations    $ (6,251)    $(1,804)   $  (200)
                                         =====================================

PRICEWATERHOUSE COOPERS
-------------------------------------------------------------------------------
                                                 PricewaterhouseCoopers LLP
                                                 1301 Avenue of the Americas
                                                 New York, NY  10019-6013
                                                 Telephone (646) 471 4000
                                                 Facsimile (646) 394 5324





                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of UIL Holdings Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of UIL Holdings Corporation and its subsidiaries (the "Company") at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note A to the financial statements, the Company changed its accounting for goodwill and other intangible assets as of January 1, 2002.


/s/ PricewaterhouseCoopers LLP

January 26, 2004

PRICEWATERHOUSE COOPER
-------------------------------------------------------------------------------
                                                 PricewaterhouseCoopers LLP
                                                 1301 Avenue of the Americas
                                                 New York, NY  10019-6013
                                                 Telephone (646) 471 4000
                                                 Facsimile (646) 394 5324






                        REPORT OF INDEPENDENT AUDITORS ON
                          FINANCIAL STATEMENT SCHEDULES



To the Board of Directors and Shareholders of UIL Holdings Corporation:

Our audits of the consolidated financial statements referred to in our report dated January 26, 2004 appearing in the 2003 Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP

January 26, 2004

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Not Applicable

ITEM  9A. CONTROLS AND PROCEDURES.

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

UIL Holdings carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of UIL Holdings' disclosure controls and procedures as of December 31, 2003. Based on the foregoing, UIL Holdings' Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective.

There have been no changes in UIL Holdings' internal control over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect UIL Holdings' internal control over financial reporting.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.

The information appearing under the captions "NOMINEES FOR ELECTION AS DIRECTORS" AND "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in UIL Holdings Corporation's (UIL Holdings') definitive Proxy Statement for the Annual Meeting of the Shareowners to be held on May 12, 2004, which Proxy Statement will be filed with the Securities and Exchange Commission on or about April 9, 2004, is incorporated by reference in partial answer to this item. See also "EXECUTIVE OFFICERS", following Part I, Item 4 herein. The UIL Holdings Code of Ethics for the Chief Executive Officer, Presidents, and Senior Financial Officers is available on UIL Holdings' website (www.uil.com), and a copy has also been filed as Exhibit 14 to this filing on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

The information appearing under the captions "EXECUTIVE COMPENSATION," "OPTIONS/SAR GRANTS IN LAST FISCAL YEAR," "STOCK OPTION EXERCISES IN 2003 AND YEAR-END OPTION VALUES," "RETIREMENT PLANS," "BOARD OF DIRECTORS COMPENSATION AND EXECUTIVE DEVELOPMENT COMMITTEE REPORT ON EXECUTIVE COMPENSATION," "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION," "DIRECTOR COMPENSATION" and "SHAREOWNER RETURN PRESENTATION" in UIL Holdings' definitive Proxy Statement for the Annual Meeting of the Shareowners to be held on May 12, 2004, which Proxy Statement will be filed with the Securities and Exchange Commission on or about April 9, 2004, is incorporated by reference in answer to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information appearing under the captions "PRINCIPAL SHAREOWNERS" and "STOCK OWNERSHIP OF DIRECTORS AND OFFICERS" in UIL Holdings' definitive Proxy Statement for the Annual Meeting of the Shareowners to be held on May 12, 2004, which Proxy Statement will be filed with the Securities and Exchange Commission on or about April 9, 2004, is incorporated by reference in answer to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Under a lease agreement dated May 7, 1991, The United Illuminating Company (UI) leased its corporate headquarters offices in New Haven from Connecticut Financial Center Associates Limited Partnership (CFCALP). CFCALP is a limited partnership controlled by the David T. Chase family, including Arnold L. Chase, a Director of UIL Holdings since June 28, 1999, and members of his immediate family. During 2003, UI's lease payments to CFCALP totaled $8.7 million.

A subsidiary of UIL Holdings, Inc., United Capital Investments, Inc. (UCI), invested $3.9 million in 2000 and 2001 to purchase a minority ownership interest in Gemini Networks, Inc. (Gemini). Gemini proposes to develop, build, and operate an open-access, hybrid fiber coaxial communications network serving business and residential customers in the northeastern United States. Gemini is a corporation controlled by the David T. Chase family, and Arnold L. Chase is the President and a Director of Gemini. In June 2002, UCI wrote its investment in Gemini down to one dollar, because the telecommunications sector had suffered substantial losses in value, and because UCI concluded that Gemini was unlikely to continue its network development in the absence of additional financing. In December 2003, Gemini completed a restructuring transaction in connection with which the Chase family came to own 100% of the equity of Gemini. In connection with that transaction, UCI is entitled to a cash payment of approximately $17,500 in exchange for its ownership interest in Gemini, and expects to receive that amount in the first quarter of 2004.

Since January 1, 2002, there has been no other transaction, relationship or indebtedness of the kinds described in Item 404 of Regulation S-K.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information appearing under the captions "BOARD OF DIRECTORS REPORT OF THE AUDIT COMMITTEE" in UIL Holdings' definitive Proxy Statement for the Annual Meeting of the Shareowners to be held on May 12, 2004, which Proxy Statement will be filed with the Securities and Exchange Commission on or about April 9, 2004, is incorporated by reference in answer to this item.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (a) The following documents are filed as a part of this report:

      Financial Statements (see Item 8):

         Consolidated statement of income for the years ended December 31, 2003, 2002 and 2001

         Consolidated statement of comprehensive income for the years ended December 31, 2003, 2002 and 2001

         Consolidated statement of cash flows for the years ended December 31, 2003, 2002 and 2001

         Consolidated Balance Sheet, December 31, 2003 and 2002

         Consolidated statement of changes in shareholders' equity for the years ended December 31, 2003, 2002 and 2001

         Notes to consolidated financial statements

         Report of independent auditors


      Financial Statement Schedule (see S-1)

         Schedule II - Valuation and qualifying accounts for the years ended December 31, 2003, 2002 and 2001.

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

(18) Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended March 31, 2003.

The exhibit number in the statement or report referenced is set forth in the parenthesis following the description of the exhibit. Those of the following exhibits not so identified are filed herewith.

Exhibit
 Table        Exhibit      Reference
Item No.        No.           No.                    Description
-------       -------      ---------                 -----------
    (2)         2**                   Copy of Stock  Purchase  Agreement by and among UIL Holdings  Corporation,
                                       United  Resources,  Inc. and CheckFree  Corporation,  dated  December 16,
                                       2003.
    (3)         3.1          (1)      Copy of  Certificate  of  Incorporation  of UIL Holdings  Corporation,  as
                                       amended through July 20, 2000.   (Exhibit 3.3)
    (3)         3.2          (2)      Copy of Bylaws of UIL Holdings  Corporation,  as amended through  July 22,
                                       2002. (Exhibit 3.2a)
    (4)         4.1          (3)      Copy  of  Indenture,   dated  as  of  August  1,  1991,  from  The  United
                                       Illuminating Company to The Bank of New York, Trustee.   (Exhibit 4)
   (10)        10.1          (4)      Copy  of  Stockholder  Agreement,  dated  as of July 1,  1964,  among  the
                                       various   stockholders  of  Connecticut   Yankee  Atomic  Power  Company,
                                       including The United Illuminating Company.   (Exhibit 5.1-1)
   (10)        10.2a         (4)      Copy of Power  Contract,  dated as of July 1,  1964,  between  Connecticut
                                       Yankee  Atomic  Power  Company  and  The  United  Illuminating   Company.
                                       (Exhibit 5.1-2)
   (10)        10.2b         (5)      Copy of Additional Power Contract, dated as of April 30, 1984, between
                                       Connecticut Yankee Atomic Power Company and The United Illuminating
                                       Company. (Exhibit 10.2f)
   (10)        10.2c         (6)      Copy of 1987  Supplementary  Power  Contract,  dated as of April 1,  1987,
                                       supplementing Exhibits 10.2a and 10.2b.   (Exhibit 10.2c)
   (10)        10.2d         (6)      Copy of 1996 Amendatory Agreement, dated as of December 4,  1996, amending
                                       Exhibits 10.2b and 10.2c.   (Exhibit 10.2d)
   (10)        10.2e         (6)      Copy  of  First  Supplement  to 1996  Amendatory  Agreement,  dated  as of
                                       February 10, 1997, supplementing Exhibit 10.2d.   (Exhibit 10.2e)
   (10)        10.3          (4)      Copy of Capital Funds  Agreement,  dated as of September 1, 1964,  between
                                       Connecticut  Yankee  Atomic  Power  Company  and The United  Illuminating
                                       Company. (Exhibit 5.1-3)
   (10)        10.4          (7)      Copy of Capital Contributions  Agreement,  dated October 16, 1967, between
                                       The United  Illuminating  Company and  Connecticut  Yankee  Atomic  Power
                                       Company. (Exhibit 5.1-5)
   (10)        10.5a         (7)      Copy of Transmission Line Agreement,  dated January 13, 1966,  between the
                                       Trustees  of the  Property  of The  New  York,  New  Haven  and  Hartford
                                       Railroad Company and The United Illuminating Company.   (Exhibit 5.4)
   (10)        10.5b         (8)      Notice,  dated  April  24,  1978,  of The  United  Illuminating  Company's
                                       intention to extend term of  Transmission  Line  Agreement  dated January
                                       13, 1966, Exhibit 10.5a.   (Exhibit 10.9b)
   (10)        10.5c         (8)      Copy of  Letter  Agreement,  dated  March 28,  1985,  between  The  United
                                       Illuminating   Company  and  National  Railroad  Passenger   Corporation,
                                       supplementing and modifying Exhibit 10.5a.   (Exhibit 10.9c)
   (10)        10.5d         (9)      Copy  of  Notice,  dated  April 22,   1997,  of  The  United  Illuminating
                                       Company's  intention  to  extend  term of  Transmission  Line  Agreement,
                                       Exhibit   10.5a,   as   supplemented   and  modified  by  Exhibit  10.5c.
                                       (Exhibit 10.9d)
   (10)        10.5e                  Copy of  Transmission  Line  Agreement,  dated May 15,  2003,  between the
                                       State  of  Connecticut   Department  of  Transportation  and  The  United
                                       Illuminating Company, amending and restating Exhibit 10.5a.

Exhibit
 Table        Exhibit      Reference
Item No.        No.           No.                    Description
-------       -------      ---------                 -----------
   (10)        10.6a        (10)      Copy of Agreement and  Supplemental  Agreement,  effective  June 9,  2002,
                                       between  The  United  Illuminating   Company  and  Local  470-1,  Utility
                                       Workers Union of America, AFL-CIO.   (Exhibit 10.7d)
   (10)        10.7a*       (11)      Copy of  Employment  Agreement,  dated as of  March 1,  1997,  between The
                                       United Illuminating Company and Charles J. Pepe.   (Exhibit 10.31)
   (10)        10.7b*       (12)      Copy of  First  Amendment  to  Employment  Agreement  between  The  United
                                       Illuminating  Company  and  Charles J. Pepe,  dated  as  of  December 13,
                                       1999.   (Exhibit 10.19b*)
   (10)        10.7c*       (13)      Copy of  Third  Amendment  to  Employment  Agreement  between  The  United
                                       Illuminating  Company  and  Charles J. Pepe,  dated as of  June 1,  2001.
                                       (Exhibit 10.11c*)
   (10)        10.8a*       (14)      Copy of Employment Agreement,  dated as of February 23,  1998, between The
                                       United Illuminating Company and Nathaniel D. Woodson.   (Exhibit 10.28)
   (10)        10.8b*       (12)      Copy of  First  Amendment  to  Employment  Agreement  between  The  United
                                       Illuminating Company and  Nathaniel D. Woodson,  dated as of December 13,
                                       1999.   (Exhibit 10.20b*)
   (10)        10.9a*       (14)      Copy of The United  Illuminating  Company Phantom Stock Option  Agreement,
                                       dated as of February 23,  1998, between The United  Illuminating  Company
                                       and Nathaniel D. Woodson.   (Exhibit 10.29)
   (10)        10.9b*        (1)      Copy of First  Amendment,  made as of the close of  business  on  July 20,
                                       2000,   to  The  United   Illuminating   Company   Phantom  Stock  Option
                                       Agreement,   dated  as  of  February   28,   1998,   between  The  United
                                       Illuminating Company and Nathaniel D. Woodson.   (Exhibit 10.21b+)
   (10)        10.10*        (1)      Copy of  Employment  Agreement,  made as of June  26,  2000,  between  The
                                       United Illuminating Company and Susan E. Allen.   (Exhibit 10.29+)
   (10)        10.11*        (1)      Copy of  Resolution  adopted  by the  Board  of  Directors  of The  United
                                       Illuminating  Company on June 26,  2000,  and  effective  at the close of business on July 20,  2000,  amending Section 7 of each of the Employment
                                       Exhibits 10.7a*, 10.8a* and 10.10*.   (Exhibit 10.30+)
   (10)        10.12*        (2)      Copy of  Employment  Agreement,  dated as of April 22,  2002,  between UIL
                                       Holdings Corporation and Louis J. Paglia.   (Exhibit 10.22+)
   (10)        10.13a*       (6)      Copy of The  United  Illuminating  Company  1990  Stock  Option  Plan,  as
                                       amended on December  20,  1993,  January 24,  1994 and  August 22,  1994.
                                       (Exhibit 10.18*)
   (10)        10.13b*       (1)      Copy of First  Amendment  to The United  Illuminating  Company  1990 Stock
                                       Option Plan, as previously  amended  through  August 22, 1994,  effective immediately  prior to the close of business on  July 20,  2000.  (Exhibit
                                       10.23b+)
   (10)        10.13c*       (1)      Copy of  Instrument  of  Assumption  of  Stock  Option  Plans,  made as of
                                       July 21,   2000,   between  UIL  Holdings   Corporation  and  The  United
                                       Illuminating  Company,  with  respect to Exhibits  10.13a*  and  10.13b*.
                                       (Exhibit 10.23c+ and 10.24a+)
   (10)        10.14*       (18)      Copy of UIL Holdings  Corporation 1999 Amended and Restated Stock Plan, as
                                       Amended and Restated effective March 24, 2003.   (Exhibit 10.16c*)
   (10)        10.15*       (16)      Copy of UIL  Holdings  Corporation  Change In Control  Severance  Plan (As
                                       Amended and Restated Effective September 24, 2001).   (Exhibit 10.21+)
   (10)        10.16*       (17)      Copy of  Non-Employee  Directors'  Common Stock and Deferred  Compensation
                                       Plan  of  UIL  Holdings  Corporation,  as  amended  through  December 31,
                                       2000. (Exhibit 10.19*)
   (10)        10.17*        (1)      Copy of UIL Holdings Corporation  Non-Employee Directors Change in Control
                                       Severance Plan.   (Exhibit 10.32+)


Exhibit
 Table        Exhibit      Reference
Item No.        No.           No.                    Description
-------       -------      ---------                 -----------
   (10)        10.18*        (18)     Copy  of  UIL  Holdings   Corporation   Deferred   Compensation  Plan,  as
                                       originally  adopted  effective  January 27, 2003,  reflecting  amendments
                                       through March 24, 2003.   (Exhibit 10.20*)
   (14)        14                     Copy of UIL Holdings  Corporation  Code of Ethics for the Chief  Executive
                                       Officer, Presidents, and Senior Financial Officers.
   (21)        21             (2)     List of subsidiaries of UIL Holdings Corporation.   (Exhibit 21a)
   (23)        23                     Consent of Independent Accountants.
   (31)        31.1                   Certification of Periodic Financial Report.
   (31)        31.2                   Certification of Periodic Financial Report.
   (32)        32                     Certification of Periodic Financial Report.

----------------------
*  Management contract or compensatory plan or arrangement.
** UIL Holdings agrees to furnish supplementary a copy of any omitted schedules to this Agreement to the Securities and Exchange Commission upon request.

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

(b) Reports on Form 8-K.

           Item            Financial
          Reported         Statements            Date of Report
          --------         ----------            --------------
             7,9             None              October 24, 2003
             5,7,9           None              November 24, 2003
                                               (Amended November 26, 2003)
             5               None              December 5, 2003
             5,7             None              December 16, 2003

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

DATE:  MARCH 1, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                            TITLE                        DATE
     ---------                            -----                        ----
                              Director, Chairman of the
                              Board of Directors, President
 /s/ Nathaniel D. Woodson     and Chief Executive Officer     March 1, 2004
------------------------------
   (Nathaniel D. Woodson)
(Principal Executive Officer)



                              Executive Vice President and
 /s/ Louis J. Paglia          Chief Financial Officer         March 1, 2004
------------------------------
   (Louis J. Paglia)
(Principal Financial and
   Accounting Officer)



 /s/ John F. Croweak           Director                       March 1, 2004
-------------------------------
   (John F. Croweak)


 /s/ F. Patrick McFadden, Jr.  Director                       March 1, 2004
-------------------------------
   (F. Patrick McFadden, Jr.)



 /s/ Betsy Henley-Cohn         Director                       March 1, 2004
-------------------------------
   (Betsy Henley-Cohn)



 /s/ James A. Thomas           Director                       March 1, 2004
-------------------------------
   (James A. Thomas)



 /s/ David E.A. Carson         Director                       March 1, 2004
-------------------------------
   (David E.A. Carson)



 /s/ John L. Lahey             Director                       March 1, 2004
-------------------------------
   (John L. Lahey)



 /s/ Marc C. Breslawsky        Director                       March 1, 2004
-------------------------------
   (Marc C. Breslawsky)

     SIGNATURE                         TITLE                           DATE
     ---------                         -----                           ----


 /s/ Thelma R. Albright        Director                       March 1, 2004
-------------------------------
   (Thelma R. Albright)



 /s/ Arnold L. Chase           Director                       March 1, 2004
-------------------------------
   (Arnold L. Chase)



 /s/ Daniel J. Miglio          Director                       March 1, 2004
-------------------------------
   (Daniel J. Miglio)



 /s/ William F. Murdy          Director                       March 1, 2004
-------------------------------
   (William F. Murdy)

                                UIL HOLDINGS CORPORATION
                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                     FOR THE YEAR ENDED DECEMBER 31, 2003 AND 2002
                               (Thousands of Dollars)



             COL. A.                          COL. B.                    COL. C                   COL. D.            COL. E.
             -------                          -------                    ------                   -------            -------
                                                                       Additions
                                                              -------------------------------
                                             Balance at       Charged to         Charged to                          Balance at
                                             Beginning        Costs and            Other                                End
         Classification                      of Period        Expenses            Accounts        Deductions         of Period
----------------------------------           ---------        --------            --------        ----------         ---------
RESERVE DEDUCTION FROM
  ASSETS TO WHICH IT APPLIES:

   Reserve for uncollectible
    accounts (consolidated):
                                    2003     $ 3,184           $ 6,253               $ -            $ 6,135            $ 3,302
                                    2002     $ 2,669           $ 6,320               $ -            $ 5,805 (A)        $ 3,184



NOTE:
(A) Accounts written off, less recoveries.