Form 10-Q
period 2004-03-31
UIL HOLDINGS CORP
filed 2004-05-07
CIK 1082510

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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


The number of shares outstanding of the issuer's only class of common stock, as of April 30, 2004, was 14,501,919.

                                      INDEX

                           PART I. FINANCIAL INFORMATION
                                                                          PAGE
                                                                         NUMBER
                                                                         ------
Item 1.  Financial Statements.................................................3
         Consolidated Statement of Income for the three months ended
           March 31, 2004 and 2003............................................3
         Consolidated Balance Sheet as of March 31, 2004 and
           December 31, 2003..................................................4
         Consolidated Statement of Cash Flows for the three months ended
           March 31, 2004 and 2003............................................6
         Notes to the Consolidated Financial Statements.......................7
           -   Statement of Accounting Policies...............................7
           -   Capitalization................................................10
           -   Regulatory Proceedings........................................10
           -   Short-term Credit Arrangements................................12
           -   Income Taxes..................................................13
           -   Supplementary Information.....................................14
           -   Pension and Other Benefits....................................15
           -   Commitments and Contingencies.................................16
               -  Other Commitments and Contingencies........................16
                  -  Connecticut Yankee Atomic Power Company.................16
                  -  Hydro-Quebec............................................18
                  -  Environmental Concerns..................................18
                  -  Site Decontamination, Demolition and Remediation Costs..18
                  -  Electric System Work Center.............................19
                  -  Claim of Enron Power Marketing, Inc.....................19
                  -  Independent System Operator - New England...............20
                  -  Cross-Sound Cable Company, LLC..........................20
                  -  Xcelecom, Inc...........................................21
           -   Segment Information...........................................21
           -   Goodwill and Other Intangible Assets..........................22
           -   Discontinued Operations.......................................22
           -   Related Party Transactions....................................23

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................24
           -   Major Influences on Financial Condition.......................24
               -  UIL Holdings Corporation...................................24
               -  The United Illuminating Company............................24
               -  American Payment Systems, Inc..............................27
               -  Xcelecom, Inc..............................................28
               -  United Capital Investments, Inc............................30
               -  United Bridgeport Energy, Inc..............................32
           -   Liquidity and Capital Resources...............................33
               -  Contractual and Contingent Obligations.....................34
           -   Critical Accounting Policies..................................35
           -   Results of Operations.........................................36

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........42

Item 4.  Controls and Procedures.............................................42

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K....................................44
         SIGNATURES..........................................................45

                  PART 1: FINANCIAL INFORMATION

                   ITEM 1: FINANCIAL STATEMENTS
                     UIL HOLDINGS CORPORATION
                 CONSOLIDATED STATEMENT OF INCOME
               (Thousands except per share amounts)
                           (Unaudited)
                                                                 Three Months Ended
                                                                      March 31,
                                                             2004               2003
Operating Revenues (Note F)
  Utility                                                     $ 181,843          $ 165,292
  Non-utility businesses                                         67,584             68,947
                                                        ----------------   ----------------

       Total Operating Revenues                                 249,427            234,239
                                                        ----------------   ----------------
Operating Expenses
  Operation
     Fuel and energy (Note F)                                    87,938             66,482
     Operation and maintenance                                  116,728            111,404
  Depreciation and amortization (Note F)                         17,490             26,435
  Taxes - other than income taxes (Note F)                       10,745             10,888
                                                        ----------------   ----------------
       Total Operating Expenses                                 232,901            215,209
                                                        ----------------   ----------------
Operating Income From Continuing Operations                      16,526             19,030
                                                        ----------------   ----------------

Other Income (Deductions), net (Note F)                           1,400               (435)
                                                        ----------------   ----------------

Interest Charges, net
  Interest on long-term debt                                      5,110              6,534
  Other interest, net (Note F)                                      722                267
                                                        ----------------   ----------------
                                                                  5,832              6,801
  Amortization of debt expense and redemption premiums              336                309
                                                        ----------------   ----------------
       Total Interest Charges, net                                6,168              7,110
                                                        ----------------   ----------------

Income From Continuing Operations Before Income Taxes            11,758             11,485
                                                        ----------------   ----------------

Income Taxes (Note E)                                             6,066              5,967
                                                        ----------------   ----------------

Net Income From Continuing Operations                             5,692              5,518
Discontinued Operations, Net of Tax (Note O)                      1,443               (252)
                                                        ----------------   ----------------

Net Income and Income Applicable to Common Stock                $ 7,135            $ 5,266
                                                        ================   ================

Average Number of Common Shares Outstanding - Basic              14,335             14,279
Average Number of Common Shares Outstanding - Diluted            14,426             14,279

Earnings Per Share of Common Stock - Basic:
  Continuing Operations                                          $ 0.40             $ 0.39
  Discontinued Operations                                          0.10              (0.02)
                                                        ----------------   ----------------
  Net Earnings                                                   $ 0.50             $ 0.37
                                                        ================   ================

Earnings Per Share of Common Stock - Diluted:
  Continuing Operations                                          $ 0.39             $ 0.39
  Discontinued Operations                                          0.10              (0.02)
                                                        ----------------   ----------------
  Net Earnings                                                   $ 0.49             $ 0.37
                                                        ================   ================

Cash Dividends Declared per share of Common Stock                $ 0.72             $ 0.72
                                                        ================   ================


       The accompanying Notes to the Consolidated Financial
   Statements are an integral part of the financial statements.

                       UIL HOLDINGS CORPORATION
                      CONSOLIDATED BALANCE SHEET

                                ASSETS
                        (Thousands of Dollars)
                              (Unaudited)
                                                                           March 31,            December 31,
                                                                             2004                  2003
                                                                             ----                  ----
Current Assets
  Unrestricted cash and temporary cash investments                              $ 29,039               $ 28,614
  Restricted cash                                                                  1,418                  1,384
  Utility accounts receivable less allowance of $1,654 and $1,654                 58,592                 54,780
  Other accounts receivable less allowance of $1,835 and $1,648                   81,230                 80,532
  Unbilled revenues                                                               37,213                 32,246
  Materials and supplies, at average cost                                          5,170                  4,458
  Deferred and refundable income taxes                                            20,081                 24,944
  Prepayments                                                                      6,513                  1,451
  Current assets of discontinued operations held for sale                         98,704                103,697
  Other                                                                              258                  1,323
                                                                        -----------------     ------------------
     Total Current Assets                                                        338,218                333,429
                                                                        -----------------     ------------------

Other Property and Investments
  Investment in United Bridgeport Energy facility                                 79,319                 82,090
  Other                                                                           20,139                 20,283
                                                                        -----------------     ------------------
     Total Other Property and Investments                                         99,458                102,373
                                                                        -----------------     ------------------

Property, Plant and Equipment at original cost
  In service                                                                     793,191                784,409
  Less, accumulated depreciation                                                 279,268                272,082
                                                                        -----------------     ------------------
                                                                                 513,923                512,327
Construction work in progress                                                     33,317                 36,467
                                                                        -----------------     ------------------
     Net Property, Plant and Equipment                                           547,240                548,794
                                                                        -----------------     ------------------


Regulatory Assets (future amounts due from customers
                                  through the ratemaking process)
  Nuclear plant investments-above market                                         431,394                436,505
  Income taxes due principally to book-tax differences                            97,541                 98,116
  Long-term purchase power contracts-above market                                 84,154                 88,024
  Connecticut Yankee                                                              51,375                 51,579
  Unamortized redemption costs                                                    19,125                 19,325
  Other                                                                           49,181                 43,259
                                                                        -----------------     ------------------
     Total Regulatory Assets                                                     732,770                736,808
                                                                        -----------------     ------------------

Deferred Charges
  Goodwill                                                                        68,635                 68,554
  Unamortized debt issuance expenses                                               7,062                  6,670
  Prepaid pension                                                                 43,927                 43,927
  Long-term receivable - Cross-Sound Cable Project                                24,181                 23,986
  Other long-term receivable                                                      14,450                 13,575
  Other                                                                            2,980                  2,120
                                                                        -----------------     ------------------
     Total Deferred Charges                                                      161,235                158,832
                                                                        -----------------     ------------------

Long-term assets of discontinued operations held for sale                         13,868                 17,930
                                                                        -----------------     ------------------

     Total Assets                                                            $ 1,892,789            $ 1,898,166
                                                                        =================     ==================

         The accompanying Notes to the Consolidated Financial
     Statements are an integral part of the financial statements.

                      UIL HOLDINGS CORPORATION
                     CONSOLIDATED BALANCE SHEET

                   LIABILITIES AND CAPITALIZATION
                       (Thousands of Dollars)
                            (Unaudited)
                                                                         March 31,         December 31,
                                                                            2004                 2003
                                                                            ----                 ----
Current Liabilities
  Notes payable                                                               $ 68,472             $ 65,161
  Current portion of long-term debt                                              4,286                    -
  Accounts payable                                                              64,352               36,729
  Dividends payable                                                             10,325               10,299
  Accrued liabilities                                                           58,103               69,142
  Deferred revenues - non-utility businesses                                    15,489               14,957
  Interest accrued                                                               6,217                6,358
  Obligations under capital leases                                                   -               14,815
  Current liabilities of discontinued operations held for sale                  91,286               94,267
                                                                      -----------------    -----------------
          Total Current Liabilities                                            318,530              311,728
                                                                      -----------------    -----------------

Noncurrent Liabilities
  Purchase power contract obligation                                            84,154               88,024
  Pension accrued                                                               10,789                8,166
  Connecticut Yankee contract obligation                                        47,176               47,213
  Long-term notes payable                                                        9,232               10,478
  Other                                                                         18,904               17,574
                                                                      -----------------    -----------------
          Total Noncurrent Liabilities                                         170,255              171,455
                                                                      -----------------    -----------------

Deferred Income Taxes (future tax liabilities owed
                             to taxing authorities)                            347,209              345,676
                                                                      -----------------    -----------------

Regulatory Liabilities (future amounts owed to customers
                             through the ratemaking process)
  Accumulated deferred investment tax credits                                   12,709               12,813
  Deferred gains on sale of property                                            31,261               33,679
  Asset removal cost                                                            14,162               14,071
  Other                                                                         18,736               19,589
                                                                      -----------------    -----------------
          Total Regulatory Liabilities                                          76,868               80,152
                                                                      -----------------    -----------------

Long-term liabilities of discontinued operations held for sale                     612                  921
                                                                      -----------------    -----------------

Commitments and Contingencies (Note L)

Capitalization (Note B)
    Net long-term debt                                                         491,174              495,460
  Common Stock Equity
    Common Stock                                                               298,578              297,321
    Paid-in capital                                                              4,666                4,413
    Capital stock expense                                                       (2,170)              (2,170)
    Unearned employee stock ownership plan equity                               (5,224)              (5,461)
    Unearned compensation                                                         (908)                (335)
    Accumulated other comprehensive income (loss)                               (1,013)                (496)
    Retained earnings                                                          194,212              199,502
                                                                      -----------------    -----------------
          Net Common Stock Equity                                              488,141              492,774

          Total Capitalization                                                 979,315              988,234
                                                                      -----------------    -----------------
          Total Liabilities and Capitalization                             $ 1,892,789          $ 1,898,166
                                                                      =================    =================

        The accompanying Notes to the Consolidated Financial
    Statements are an integral part of the financial statements.

                                        UIL HOLDINGS CORPORATION
                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                         (Thousands of Dollars)
                                              (Unaudited)

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                             2004              2003
                                                                             ----              ----
Cash Flows From Operating Activities
  Net Income                                                                   $ 7,135           $ 5,266
                                                                           --------------    --------------
  Adjustments to reconcile net income
    to net cash provided by operating activities:
     (Income) Loss from discontinued operations, net of tax                     (1,443)              252
     Depreciation and amortization                                              12,133            20,818
     Purchase power contract amortization (Note F)                               5,693             5,926
     Purchase power above market fuel expense credit (Note F)                   (5,693)           (5,926)
     Deferred income taxes                                                       1,904            (4,290)
     Deferred investment tax credits - net                                        (105)             (148)
     Allowance for funds used during construction                                 (467)             (656)
     Undistributed (earnings) losses of minority interest investments            2,900             2,089
     Changes in:
       Accounts receivable - net                                                (4,492)           (8,494)
       Materials and supplies                                                     (712)             (415)
       Prepayments                                                              (5,062)           (2,330)
       Accounts payable                                                         27,708            (8,223)
       Interest accrued                                                           (142)            1,263
       Taxes accrued                                                             3,103             9,146
       Other assets                                                             (9,052)            5,067
       Other liabilities                                                        (5,784)          (10,661)
                                                                         --------------    --------------
     Total Adjustments                                                          20,489             3,418
                                                                         --------------    --------------
   Cash provided by Continuing Operations                                       27,624             8,684
   Cash provided by Discontinued Operations                                      1,225             1,852
                                                                         --------------    --------------
Net Cash provided by Operating Activities                                       28,849            10,536
                                                                         --------------    --------------

Cash Flows from Investing Activities
    Loan to Cross-Sound Cable Project                                             (194)                -
    Deferred payments in prior acquisitions                                     (1,140)           (2,297)
    Acquisition of Electric System Work Center facility                        (16,210)                -
    Plant expenditures                                                          (4,548)          (10,753)
    Sale of pollution control refunding revenue bonds                                -            25,000
    Changes in restricted cash                                                     (34)            3,246
                                                                         --------------    --------------
    Cash provided by (used in) Continuing Operations                           (22,126)           15,196
    Cash provided by (used in) Discontinued Operations                              30            (1,843)
                                                                         --------------    --------------
Net Cash provided by (used in) Investing Activities                            (22,096)           13,353
                                                                         --------------    --------------

Cash Flows from Financing Activities
   Issuances of Common stock                                                     1,174               236
   Notes payable                                                                 4,297           (11,771)
   Lease obligations                                                                 -              (115)
   Payment of common stock dividend                                            (10,299)          (10,276)
                                                                         --------------    --------------
   Cash (used in) Continuing Operations                                         (4,828)          (21,926)
   Cash (used in) Discontinued Operations                                       (1,500)              (10)
                                                                         --------------    --------------
Net Cash (used in) Financing Activities                                         (6,328)          (21,936)
                                                                         --------------    --------------

Cash and Temporary Cash Investments:
Net change for the period                                                          425             1,953
Balance at beginning of period                                                  28,614            18,910
                                                                         --------------    --------------

Balance at end of period                                                      $ 29,039          $ 20,863
                                                                         ==============    ==============

                          The accompanying Notes to the Consolidated Financial
                      Statements are an integral part of the financial statements.

                            UIL HOLDINGS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(A)  STATEMENT OF ACCOUNTING POLICIES

BASIS OF PRESENTATION

UIL Holdings Corporation (UIL Holdings) was formed in July 2000 and is an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935. Through its various subsidiaries, UIL Holdings operates in two principal lines of business: utility and non-utility. The utility business consists of the electric transmission and distribution operations of The United Illuminating Company (UI). The non-utility business includes the operations of Xcelecom, Inc. (Xcelecom) and American Payment Systems, Inc. (APS), and two entities which indirectly support the operations of their respective passive investments, United Capital Investments, Inc. (UCI) and United Bridgeport Energy, Inc. (UBE). UIL Holdings is headquartered in New Haven, Connecticut, where its senior management maintains offices and is responsible for overall planning, operating and financial functions. UIL Holdings' Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements included in UIL Holdings' Annual Report on Form 10-K for the year ended December 31, 2003. Such notes are supplemented below.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. UIL Holdings believes that the disclosures made are adequate to make the information presented not misleading. The information presented in the consolidated financial statements reflects all adjustments which, in the opinion of UIL Holdings, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. All such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2004 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2004.

Certain amounts previously reported have been reclassified to conform to the current presentation.

PROPERTY, PLANT AND EQUIPMENT

UI accrues for estimated costs of removal for certain of its plant-in-service. Such removal costs are included in the approved rates used to depreciate these assets. At the end of the service life of the applicable assets, the accumulated depreciation in excess of the historical cost of the asset provides for the estimated cost of removal. In accordance with Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," UI's accrued costs of removal have been reclassified to a regulatory liability. This reclassification is based upon UI's best estimate developed from its previous depreciation studies. UI has contracted for a new independent study to update its cost of removal accrual and amounts to be accrued in future years. The study is expected to be completed by the end of the third quarter of 2004.

REVENUES

Historically, UI has estimated its accrual for unbilled revenue based upon its system requirements less an estimated loss factor. Beginning in 2004, UI began utilizing a new customer accounting software package integrated with the network meter reading system to estimate unbilled revenue. This allows for the calculation of unbilled revenue on a customer-by-customer basis, utilizing actual daily meter readings at the end of each month to calculate consumption and pricing for each customer. Customers aggregating to approximately 70% of utility retail kilowatt-hour consumption are currently part of the network meter reading system. For those customers still requiring manual meter readings, consumption is estimated based upon historical usage and actual pricing for each customer. Conversion to the new methodology resulted in a non-recurring increase to unbilled revenue of approximately $2.6 million and a non-recurring increase to consolidated earnings per share of approximately $0.07 for the quarter.

NOTES RECEIVABLE

In January 2004, all telephony assets of APS were transferred to one of UIL Holdings' non-utility subsidiaries. One of the assets transferred was a loan receivable related to the acquisition of Point of Sale Activation (POSA) technology in 2002. In connection with the acquisition of the POSA technology, APS loaned money to the vendor from which the technology was acquired. Subsequently the vendor defaulted under the loan and as part of the foreclosure procedures the remaining loan balance was restructured. As consideration for an accelerated payment schedule, APS agreed to forgive a portion of the outstanding loan balance, bringing the restructured amount due to $1 million. At the end of the first quarter of 2004, the vendor was in default under the restructured agreement, as only $0.1 million in principal had been paid. On March 31, 2004, the vendor and one of UIL Holdings' non-utility subsidiaries entered into a forbearance agreement, where UIL Holdings' non-utility subsidiary agreed to forbear any collection actions. As consideration for such forbearance, the vendor made a principal payment of $0.3 million on April 2, 2004 and agreed to have the remaining outstanding loan balance secured by real property owned by one of the vendor's affiliated companies.

EARNINGS PER SHARE

The following table presents a reconciliation of the basic and diluted earnings per share calculations for the quarters ended March 31:


                                                       INCOME APPLICABLE TO      AVERAGE NUMBER OF      EARNINGS
                                                           COMMON STOCK         SHARES OUTSTANDING     PER SHARE
                                                           ------------         ------------------     ---------
                                                                (In Thousands, except per share amounts)
2004
Basic earnings from continuing operations                        $5,692                 14,335            $0.40
Basic earnings from discontinued operations                       1,443                 14,335             0.10
                                                      ------------------------ ---------------------- -------------
Basic earnings                                                    7,135                 14,335             0.50
Effect of dilutive stock options (1)                                  -                     91            (0.01)
                                                      ------------------------ ---------------------- -------------
Diluted earnings                                                 $7,135                 14,426            $0.49
                                                      ======================== ====================== =============

2003
Basic earnings from continuing operations                        $5,518                 14,279            $0.39
Basic earnings from discontinued operations                        (252)                14,279            (0.02)
                                                      ------------------------ ---------------------- -------------
Basic earnings                                                    5,266                 14,279             0.37
Effect of dilutive stock options (1)                                  -                      -               -
                                                      ------------------------ ---------------------- -------------
Diluted earnings                                                 $5,266                 14,279            $0.37
                                                      ======================== ====================== =============

(1) Dilutive stock options only impact the earnings from continuing operations.

STOCK-BASED COMPENSATION

Effective January 1, 2003, UIL Holdings adopted the fair value recognition provisions, under the prospective method, of SFAS No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No. 123, "Accounting for Stock-Based Compensation." Under this statement, UIL Holdings has recorded compensation expense prospectively for stock options granted after January 1, 2003. There were 37,919 stock options granted during the first quarter of 2004 at an average exercise price of $47.44. UIL Holdings records compensation expense related to stock options based on the most recently available fair-value estimates calculated by an independent party utilizing the binomial option-pricing model. In 2004, UIL Holdings received updated calculations which more accurately reflected the fair-value estimates of stock options granted throughout 2003 and 2004. As a result, UIL Holdings recorded an adjustment in the first quarter of 2004 reducing compensation expense by $0.2 million, after tax, to properly reflect the amount of compensation expense which would have been recorded to date if the more accurate fair-value estimates had been used since the date of grant. No compensation expense was recorded prior to January 1, 2003 as UIL Holdings accounted for employee stock-based compensation in accordance with Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees," as permitted by SFAS No. 123.

The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                    2004        2003
                                                                                  (In thousands, except
                                                                                   per share amounts)
      Net Income, as reported                                                      $7,135      $5,266
      Add: Stock-based compensation expense included in reported
        net income, net of related tax effects                                          -           -
      Deduct: Total stock-based compensation determined under fair
        value based method for all stock grants, net of related tax effect           (150)       (190)
                                                                                 ----------- ------------

      Pro forma net income                                                         $6,985      $5,076
                                                                                 ----------- ------------

      Earnings per share:
        Basic - as reported                                                         $0.50       $0.37
                                                                                 ----------- ------------

        Basic - proforma                                                            $0.48       $0.36
                                                                                 ----------- ------------

        Diluted - as reported                                                       $0.49       $0.37
                                                                                 ----------- ------------

        Diluted - proforma                                                          $0.48       $0.36
                                                                                 ----------- ------------

On March 22, 2004, UIL Holdings granted 13,200 shares of restricted stock to directors. The average market price on the date of grant was $46.67 per share.

COMPREHENSIVE INCOME

Comprehensive income for the three months ended March 31, 2004 and 2003 was equal to net income as reported.

                            UIL HOLDINGS CORPORATION

 (B)  CAPITALIZATION

COMMON STOCK

UIL Holdings had 14,496,319 shares of its common stock, without par value, outstanding at March 31, 2004, of which 153,670 shares were unallocated shares held by UI's 401(k)/Employee Stock Ownership Plan (KSOP) and not recognized as outstanding for the purpose of calculating earnings per share.

UI has an arrangement under which it loaned $11.5 million to the KSOP. Prior to the formation of UIL Holdings, the trustee for the KSOP used the funds to purchase 328,300 shares of UI common stock in open market transactions. On July 20, 2000, effective with the formation of a holding company structure, unallocated shares held by the KSOP were converted into shares of UIL Holdings' common stock. The shares will be allocated to employees' KSOP accounts, as the loan is repaid, to cover a portion of the required KSOP contributions. Compensation expense is recorded when shares are committed to be allocated based on the fair market value of the stock. The loan will be repaid by the KSOP over a twelve-year period ending October 1, 2009, using employer contributions and UIL Holdings' dividends paid on the unallocated shares of the stock held by the KSOP. Dividends on allocated shares are charged to retained earnings. As of March 31, 2004, 153,670 shares, with a fair market value of $7.4 million, had been purchased by the KSOP and had not been committed to be released or allocated to KSOP participants.

LONG-TERM DEBT

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

On February 2, 2004, the interest rate on $98.5 million principal amount of Pollution Control Revenue Refunding Bonds, 1997 Series, due July 1, 2027, issued by the Business Finance Authority of the State of New Hampshire (BFA), was reset. The interest rate on $27.5 million principal amount of the bonds was reset from 3.75% to 2.05% for a one-year period to February 1, 2005. The interest rate on $71 million principal amount of the bonds was reset from 4.55% to 3.50% for a five-year period to February 1, 2009. UI is obligated, under its borrowing agreement with the BFA, to pay the interest on the bonds. Interest is payable semi-annually on August 1st and February 1st.

(C)  REGULATORY PROCEEDINGS

RATE CASE

On February 18, 2004, the DPUC issued a final decision related to UI's request for recovery of increased pension and postretirement benefits expenses. The decision approved, with DPUC-required modifications, a settlement agreement reached between UI and the Prosecutorial Division of the DPUC providing for the annual recovery by UI of an additional $5.2 million of expenses. The settlement also modified the earnings sharing mechanism from 50% to shareholders and 50% to customers, to 100% to customers, with the entire customer portion being utilized to reduce stranded costs. The settlement agreement also stipulated that UI will not file a rate case before January 1, 2005. Although $5.2 million is not sufficient to offset the increased costs fully, it does provide for recovery of expenses above the level previously included in rates. The recovery provided for in this decision was provided prospectively and is reflected in the results of operations effective as of the date of the decision. On April 2, 2004, the Office of Consumer Counsel appealed the DPUC decision to the Connecticut Superior Court. In late April 2004, the DPUC reopened the docket related to UI's recovery of increased pension costs.

SALE OF NUCLEAR GENERATION

Public Act 98-28 enacted by the Connecticut legislature (the Restructuring Act) required that, in order for UI to recover any stranded costs, it must attempt to divest its ownership interests in two nuclear-fueled power plants prior to 2004.

The sale of UI's 3.685% ownership interest in Millstone Unit 3 was consummated on March 31, 2001. UI's share of the proceeds from the sale, including nuclear fuel, was $34.4 million, before settlement of its decommissioning obligation. On February 27, 2003, the DPUC issued a final decision on the Millstone Divestiture Plan Disposition of Proceeds authorizing UI to reduce its stranded cost balances by $15.4 million.

The sale of UI's 17.5% interest in Seabrook Station and the termination of the sale/leaseback of a portion of its interest in Seabrook Unit 1 was consummated on November 1, 2002. In compliance with the Connecticut electric industry restructuring legislation, the net-of-tax gain on these transactions, after adjusting for transaction costs and sale-related costs, was used to reduce UI's stranded costs. In UI's compliance filing with the DPUC on April 30, 2003, UI reported a net-of-tax gain of approximately $5 million. A final decision was issued on March 3, 2004, approving UI's calculation without modification. As a result, UI reduced its reserves by approximately $1.4 million during the first quarter of 2004.

OTHER REGULATORY MATTERS

                      DEPARTMENT OF PUBLIC UTILITY CONTROL

UI generally has several regulatory proceedings open and pending at the DPUC at any given time. Examples of such proceedings include an annual DPUC review and reconciliation of UI's competitive transition assessment and systems benefits charge revenues and expenses, dockets to consider specific restructuring or electricity market issues, consideration of specific rate or customer issues, and review of conservation programs. In a specific restructuring docket, the DPUC, on April 21, 2004, issued an interim decision with respect to the framework for developing a process to lead to electric suppliers' offering an alternative transition standard offer as contemplated in Public Act 03-135. UI's management does not expect there to be any material effect on UI's earnings or financial condition as a result of an alternative transitional standard offer.

Public Act 03-6 of the June 30, 2003 special session and Public Act 03-1 of the September 8, 2003 special session of the Connecticut General Assembly provides for the period February 1, 2003 through July 31, 2005, for certain of the funds collected by electric distribution companies from retail customers in the Conservation and Load Management (C&LM) charge to be transferred to the general funds of the state. The legislation provides that the transfer of funds would not occur provided that the C&LM and Renewable Energy Investment (REI) funds are securitized for two fiscal years beginning July 1, 2003, through the state's issuance of rate reduction bonds secured by customer revenue streams. On October 28, 2003, the DPUC issued a financing order providing for the issuance of rate reduction bonds by the State of Connecticut, adjustment of the C&LM and REI charges, and an increase in the corresponding competitive transition assessment
(CTA) charge on customers' bills.

The rate reduction bonds are expected to be issued by the state during the second quarter of 2004. The amounts collected through the CTA for servicing of the rate reduction bonds will not be revenue to UI. As a result, the securitization will have the effect of reducing UI's revenue by approximately $6.5 million annually, with such amounts to be utilized for debt service. Absent securitization, these amounts would otherwise have been utilized for C&LM or REI and recorded as expense. UI's management does not expect there to be any material effect on UI's earnings or financial condition as a result of such securitization.

                   FEDERAL ENERGY REGULATORY COMMISSION (FERC)

UI has constructed transmission facilities to connect the 330-megawatt transmission cable, connecting Connecticut and Long Island under Long Island Sound, owned by Cross Sound Cable Company, LLC (Cross-Sound) to the New England Power Pool (NEPOOL) transmission grid. Cross-Sound has paid UI $2.6 million for the construction costs. The FERC has clarified its recent order directing UI to reclassify a portion of this construction as transmission network upgrades noting UI will not be required to reimburse Cross-Sound for any of the construction monies received. A request by Cross-Sound for a rehearing was rejected by the FERC. On March 31, 2004 Cross-Sound and UI reached a tentative settlement agreement on the annual facilities charge issue and settlement documents are being prepared for filing with the FERC. The settlement agreement, if approved by the FERC, will not have a material impact on UI's results of operation or financial condition.

               REGIONAL TRANSMISSION ORGANIZATION FOR NEW ENGLAND

On March 24, 2004, the FERC conditionally approved ISO New England Inc.'s (ISO-NE) joint proposal with the New England Transmission Owners for the creation of a Regional Transmission Organization (RTO). ISO-NE expects that the creation of an RTO for New England will strengthen the independent oversight of the region's bulk power system and wholesale electricity marketplace. UI is a signatory to the filing and has the opportunity to join the New England RTO and become eligible for the FERC's transmission return on equity (ROE) joining incentive (50 basis points above the approved transmission base return on equity). The RTO could become operational in the third quarter 2004. The FERC has sent to mediation the base ROE requested by the Transmission Owners (TOs), including UI, of 12.88%. If mediation is not successfully completed, the issue will go to hearing. The TOs will be allowed to charge the requested ROE from the time the RTO becomes operational until the final FERC decision, subject to refund. The TOs have filed a request for clarification on several items in the FERC decision and expect to file a request for rehearing regarding several others.

(D)  SHORT-TERM CREDIT ARRANGEMENTS

UIL Holdings has a money market loan arrangement with JPMorgan Chase Bank. This is an uncommitted short-term borrowing arrangement under which JPMorgan Chase Bank may make loans to UIL Holdings for fixed maturities from one day up to six months. JPMorgan Securities, Inc. acts as an agent and sells the loans to investors. The fixed interest rates on the loans are determined based on conditions in the financial markets at the time of each loan. As of March 31, 2004, UIL Holdings had $32 million outstanding under this arrangement.

UIL Holdings has a revolving credit agreement with a group of banks that was amended July 31, 2003 and extended to July 29, 2004. The borrowing limit of this facility is $100 million. The facility permits UIL Holdings to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits UIL Holdings to borrow money for fixed periods of time specified by UIL Holdings at fixed interest rates determined by the Eurodollar interbank market in London (LIBOR). If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of UIL Holdings and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to UIL Holdings under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of March 31, 2004, UIL Holdings had $35 million in short-term borrowings outstanding under this facility.

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

This agreement also provides for the payment of interest at a rate, at the option of Xcelecom, based on the agent bank's prime interest rate or LIBOR. As of March 31, 2004, there was $0.5 million outstanding on the revolving working capital balance under this facility. In addition, Xcelecom had $0.8 million of capital equipment funding that had been converted to term notes outstanding and standby letters of credit of $5 million outstanding at March 31, 2004. All borrowings outstanding under this agreement are secured solely by assets of Xcelecom and its subsidiaries. Xcelecom is currently exploring the options of either extending or replacing the current credit facility.

APS owed UIL Holdings $2 million as of March 31, 2004 under a short-term loan arrangement. In April 2004, APS paid the balance owed to UIL Holdings in full.

(E) INCOME TAXES

                                                                         Three Months Ended
                                                                              March 31,
                                                                       2004              2003
                                                                       ----              ----
                                                                           (In Thousands)
Income tax expense consists of:
Income tax provisions (benefit):
  Current
         Federal                                                   $     2,848       $    7,728
         State                                                           1,419            2,677
                                                                   -------------     --------------
           Total current                                                 4,267           10,405
                                                                   -------------     --------------
  Deferred
         Federal                                                         2,169           (2,934)
         State                                                            (265)          (1,356)
                                                                   -------------     --------------
           Total deferred                                                1,904           (4,290)
                                                                   -------------     --------------

  Investment tax credits                                                  (105)            (148)
                                                                   -------------     --------------

    Total income tax expense                                       $     6,066       $    5,967
                                                                   =============     ==============

Income tax components charged as follows:
  Operating tax expense                                            $     5,720       $    5,572
  Nonoperating tax expense                                                 346              395
                                                                   -------------     --------------

    Total income tax expense                                       $     6,066       $    5,967
                                                                   =============     ==============


Legislation was enacted in Connecticut on August 16, 2003 which imposes a 25% surcharge on the corporation business tax for the year 2004. This surcharge increases the statutory rate of Connecticut corporation business tax from 7.5% to 9.375% for the year 2004 only. Due to this change, the combined effective statutory federal and state income tax rate for UIL Holdings' Connecticut based entities has increased slightly from 40.85% to 41.094% for the year 2004.

Differences in the treatment of certain transactions for book and tax purposes occur which cause the rate of UIL Holdings' reported income tax expense to differ from the statutory tax rate described above. The effective book income tax rate for the quarter ended March 31, 2004 was 52.1% as compared to 51.3% for the quarter ended March 31, 2003. The increase in the 2004 rates is due primarily to: (1) the imposition of the 25% surcharge described above, and (2) differences in the amounts of book depreciation in excess of non-normalized tax depreciation.

                                  UIL HOLDINGS CORPORATION

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(F)  SUPPLEMENTARY INFORMATION
                                                                        Three Months Ended
                                                                             March 31,
                                                                        2004           2003
                                                                          (In Thousands)
Operating Revenues
Utility
     Retail                                                            $ 167,771      $ 149,974
     Wholesale                                                             6,214          7,562
     Other                                                                 7,859          7,756
Non-utility businesses
     Xcelecom                                                             67,548         68,942
     Other                                                                    35              5
                                                                      -----------     -----------
          Total Operating Revenues                                     $ 249,427      $ 234,239
                                                                      ===========     ===========

Sales by Class (megawatt-hours)
    Retail
     Residential                                                         638,286        600,633
     Commercial                                                          637,811        608,387
     Industrial                                                          234,970        226,925
     Other                                                                11,881         12,833
                                                                       ----------     ----------
                                                                       1,522,948      1,448,778
    Wholesale                                                            110,649        114,664
                                                                       ----------     ----------
          Total Sales by Class                                         1,633,597      1,563,442
                                                                       ==========     ==========
Fuel and Energy
     Fuel and Energy Expense                                             $93,631        $72,408
     Purchase Power above market fuel expense credit (1)                  (5,693)        (5,926)
                                                                       ----------     ----------
          Total Fuel and Energy Expense                                 $ 87,938       $ 66,482
                                                                       ==========     ==========
Depreciation and Amortization
    Utility property, plant, and equipment                               $ 7,495        $ 7,006
    Non-utility business property, plant and equipment                       872            871
                                                                       ----------     ----------
          Total Depreciation                                               8,367          7,877
                                                                       ----------     ----------
    Amortization of nuclear plant regulatory assets                        2,647         10,601
    Amortization of purchase power contracts (1)                           5,693          5,926
    Amortization of other CTA regulatory assets                `             283            260
    Amortization of cancelled plant                                            -            293
                                                                       ----------     ----------
          Subtotal CTA Amortization                                        8,623         17,080
    Amortization of intangibles                                              313            335
    Amortization of other regulatory assets                                  187          1,143
                                                                       ----------     ----------
          Total Amortization                                               9,123         18,558
                                                                       ----------     ----------
          Total Depreciation and Amortization                           $ 17,490       $ 26,435
                                                                       ==========     ==========

Taxes - Other than Income Taxes
     Operating:
        Connecticut gross earnings                                       $ 6,026        $ 6,421
        Local real estate and personal property                            2,542          2,592
        Payroll taxes                                                      2,177          1,875
                                                                       ----------     ----------
          Total Taxes - Other than Income Taxes                         $ 10,745       $ 10,888
                                                                       ==========     ==========

Other Income (Expense), net
     Interest income                                                       $ 373          $ 189
     Allowance for funds used during construction                            466            656
     Equity earnings from Connecticut Yankee                                  66             85
     Non-utility business passive expense                                 (2,937)        (2,146)
     Seabrook reserve reduction                                            1,355              -
     Miscellaneous other income and (expense) - net                        2,077            781
                                                                       ----------     ----------
          Total Other Income (Expense), net                              $ 1,400         $ (435)
                                                                       ==========     ==========

Other Interest, net
     Notes payable                                                         $ 291          $ 124
     Other                                                                   431            143
                                                                       ----------     ----------
          Total Other Interest, net                                        $ 722          $ 267
                                                                       ==========     ==========

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

The funding policy for the qualified plan is to make annual contributions that satisfy the minimum funding requirements of ERISA but that do not exceed the maximum deductible limits of the Internal Revenue Code. These amounts are determined each year as a result of an actuarial valuation of the plan. The contribution to the pension plan for 2004 is expected to be $11.2 million.

There is potential variability depending on changes in the pension rate components: if there were a plus or minus 1/4% change in the discount rate assumed at 6%, the pension expense would change by minus or plus $0.8 million, respectively; if there were a 1% change in the expected return on assets, the pension expense would change by plus or minus $2.5 million.

In addition to providing pension benefits, UI also provides other postretirement benefits (OPEB), consisting principally of health care and life insurance benefits, for retired employees and their dependents. Employees whose sum of age and years of service at time of retirement is equal to or greater than 85 (or who are 62 with at least 20 years of service) are eligible for benefits partially subsidized by UI. The amount of benefits subsidized by UI is determined by age and years of service at retirement. For funding purposes, UI established a Voluntary Employees' Benefit Association Trust (VEBA) to fund OPEB for UI's union employees. No contribution is expected in 2004 for this fund. There is potential variability depending on changes in the major rate components of the VEBA: if there were a plus or minus 1/4% change in the discount rate assumed, the OPEB plan expenses would change by plus or minus $0.1 million; if there were a 1% change in the expected return on VEBA assets, the OPEB plan expenses would change by plus or minus $0.2 million.

The following table represents the components of net periodic benefit cost for the pension and OPEB for the 2004 plan projections.

                                                                  FOR THE QUARTER ENDED MARCH 31,
                                                        PENSION BENEFITS        OTHER POSTRETIREMENT BENEFITS
                                                       Q1 2004        Q1 2003         Q1 2004          Q1 2003
                                                       -------        -------         -------          -------
                                                                         (In Thousands)
Components of net periodic benefit cost:
   Service cost                                         $1,586         $1,554          $   231           $  194
   Interest cost                                         4,508          4,455              764              789
   Expected return on plan assets                       (5,012)        (3,545)            (327)            (303)
   Amortization of:
      Prior service costs                                  266            295              (45)             (45)
      Transition obligation (asset)                       (264)          (264)             265              265
      Actuarial (gain) loss                              1,666          1,879              422              407
   Settlements and curtailments                              -              -                -                -
                                                  -------------- -------------- ---------------- -----------------
    Net periodic benefit cost                            $2,750         $4,374           $1,310           $1,307
                                                  ============== ============== ================ =================

The following actuarial weighted average assumptions were used in calculating net periodic benefit cost:
   Discount rate                                        6.00%          6.00%            6.00%            6.00%
   Average wage increase                                4.50%          4.50%             N/A              N/A
   Return on plan assets                                8.00%          8.00%            8.00%            8.00%
   Pre-65 health care trend rate (2004)                  N/A            N/A            13.00%           13.00%
   Pre-65 health care trend rate (2012+)                 N/A            N/A             5.50%            5.50%
   Post-65 health care trend rate (2004)                 N/A            N/A             7.00%            7.00%
   Post-65 health care trend rate (2009+)                N/A            N/A             5.00%            5.00%


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

The $273 million increase in the decommissioning cost estimate primarily reflects the impacts of the termination of the turnkey decommissioning contractor, Bechtel Power Corporation, (Bechtel) in July 2003. Connecticut Yankee terminated its decommissioning contract with Bechtel in July 2003 due to Bechtel's history of incomplete and untimely performance and refusal to perform remaining decommissioning work. In June 2003, Bechtel filed a complaint against Connecticut Yankee in Connecticut Superior Court asserting a number of claims, including wrongful termination. In August 2003, Connecticut Yankee filed a counterclaim, including counts for breach of contract, negligent misrepresentation and breach of duty of good faith and fair dealing. Bechtel has departed the site and the decommissioning responsibility has been transitioned to Connecticut Yankee, which has recommenced the decommissioning process.

As part of the Connecticut Yankee April 2000 rate case settlement with the FERC, remaining decommissioning costs were originally estimated at $410 million. The original estimate was updated in November 2002 to increase the estimated decommissioning costs by approximately $140 million. The $140 million increase stemmed primarily from additional security costs, as well as the corollary economic impacts of increased insurance costs and other factors. Consequently, the total current cost estimate of approximately $823 million represents an aggregate increase of approximately $413 million over the April 2000 FERC rate case settlement. Connecticut Yankee is required to update its decommissioning cost estimate through a filing with the FERC by no later than July 1, 2004.

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

Connecticut Yankee updates its cost to decommission the unit annually, or as needed, and provides UI with a projected recovery schedule depicting annual costs expected to be billed to UI, including a return on investment over the term of the projected recovery period. The present value of these costs are calculated using UI's weighted average cost of capital and, after consideration of recoverability, booked as a Connecticut Yankee Contract Obligation and a corresponding regulatory asset. At March 31, 2004, UI has regulatory approval to recover in future rates $23.9 million of its regulatory asset for Connecticut Yankee over a term ending in 2007. The remaining portion of the regulatory asset, as of March 31, 2004, was $27.5 million, consisting of $4.2 million of equity investment and $23.3 million of costs subject to a regulatory review and approval process in 2004. The $23.3 million subject to regulatory review and approval includes the present value of the revenue requirements to fund the increased costs described in the preceding paragraphs. The regulatory review and approval process may extend the recovery period beyond 2007. UI believes full regulatory recovery is probable because these costs are similar in nature to the costs already afforded regulatory treatment. Such costs include increased security and insurance costs as a result of the terrorist attacks of September 11, 2001, as well as other cost increases to complete the decommissioning of the plant.

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

                                  HYDRO-QUEBEC

UI is a participant in the Hydro-Quebec transmission tie facility linking New England and Quebec, Canada. UI has a 5.45% participating share in this facility, which in aggregate has a maximum 2000 megawatt equivalent generation capacity value. UI is obligated to furnish a guarantee for its participating share of the debt financing for one phase of this facility. The original guarantee was entered into in April 1991 in the amount of $11.7 million. The amount of this guarantee is reduced monthly, proportionate with principal paid on the underlying debt. As of March 31, 2004, UI's guarantee for this debt was approximately $3.7 million.

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

UI has completed the replacement of the bulkhead surrounding a site, bordering the Mill River in New Haven, that contains transmission facilities and deactivated generation facilities, at a cost of $13.5 million. Of this amount, $4.2 million represents the portion of the costs to protect UI's transmission facilities and has been capitalized as plant in service; the remaining estimated cost of $9.3 million has been expensed. UI has conveyed to an unaffiliated entity, Quinnipiac Energy LLC (QE), this entire site, reserving to UI permanent easements for the operation of its transmission facilities on the site. UI has also funded 61% (approximately $1.2 million) of the estimated environmental remediation costs that will be incurred by QE to bring the site into compliance with applicable minimum Connecticut environmental standards. The City of New Haven is currently foreclosing on the property, as QE is not current with property tax payments. If it is determined that QE has not performed appropriate environmental remediation at the site, UI could be required by applicable environmental laws to finish remediating any contamination at the site. The scope of any required remediation efforts by UI is not now determinable.

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

                           ELECTRIC SYSTEM WORK CENTER

UI's January 2004 purchase of its Electric System Work Center property, located in Shelton, Connecticut, initiated a review under the Connecticut Department of Environmental Protection's (CDEP) Transfer Act Program. Under this review, the CDEP has an opportunity to examine the current environmental conditions at the site and direct remediation, or further remediation, of any areas of concern. Possible areas of concern include locations where previous oil spills had been previously reported and remediated. The CDEP may reinvestigate historical events that are currently listed as "closed" (meaning that the CDEP had previously determined that no further action was required). It is expected that the CDEP will complete its review in the second quarter of 2004.

                      CLAIM OF ENRON POWER MARKETING, INC.

UI had a wholesale power agreement and other related agreements with Enron Power Marketing, Inc. (EPMI), originally intended to supply all of the power needed to meet UI's standard offer obligations until December 31, 2003, the end of the standard offer period (the Agreements). Following EPMI's bankruptcy filing on December 2, 2001, UI terminated the Agreements in accordance with their terms, effective January 1, 2002, in reliance upon provisions of the Bankruptcy Code that permit termination of such contracts. The Agreements permitted UI to calculate its gains and losses resulting from the termination, and globally to net these gains and losses against one another, and against any other amounts that UI owed to EPMI under the Agreements, to arrive at a single sum. EPMI, however, commenced on January 31, 2003 an adversary proceeding against UI and UIL Holdings in the EPMI bankruptcy. UIL Holdings was sued as the guarantor of UI's financial obligations under the Agreements. EPMI contends that UI was not entitled to offset, against any losses UI suffered from the termination of the Agreements, any amounts owing to EPMI for power delivered to UI after the date EPMI filed for bankruptcy. The amount of the allegedly improper setoff that EPMI seeks to recover in the adversary proceeding is approximately $8.2 million, plus interest and attorneys' fees. The bankruptcy court has referred this and other similar cases to mediation and stayed the cases while mediation is conducted. Following the initial mediation session, EPMI indicated it is considering theories for increasing the amount of its claims against UI. In the event that UI is determined to owe EPMI a portion or all of the amount claimed, UI will seek recovery of such amount through the regulatory process.

                    INDEPENDENT SYSTEM OPERATOR - NEW ENGLAND

On April 16, 2004, UI announced its participation in the ISO-NE program to secure emergency energy resources in Southwestern Connecticut. Under the four-year contract, UI has committed to a load reduction of 30 megawatts when requested by ISO-NE. UI has partnered with several large customers who have agreed to reduce their electricity demand when the region's electric grid is stressed. The agreement has been signed by the parties and was filed with the FERC on April 27, 2004. The filing requests expedited approval and a decision is expected by the end of May 2004. As part of the agreement, UI will initially be required to provide credit assurance of $720,000 in the form of a guarantee, letter of credit or escrow account, in the event UI is unable to reduce demand when requested by ISO-NE.

                         CROSS-SOUND CABLE COMPANY, LLC

UCI's 25% share of the estimated total final cost of the Cross-Sound project is $35 million. As of March 31, 2004, UCI's 25% share of the actual project cost for the Cross-Sound cable was $34.3 million. UCI has provided an equity infusion of $10 million to Cross-Sound and UIL Holdings loaned $23.4 million to Cross-Sound. In addition, two guarantees, in the amounts of $2.5 million and $1.3 million, have been provided in support of Hydro-Quebec's (HQ) guarantees to third parties in connection with the construction of the project.

The $2.5 million guarantee is in support of an HQ guarantee to the Long Island Power Authority (LIPA) to provide for damages in the event of a delay in the date of achieving commercial operation. Although there is currently a delay in achieving commercial operation status, the guarantee does not require performance if the delay is due to an event beyond HQ's or Cross-Sound's reasonable control, which has been defined to include, among other items, "action or inaction of governmental, regulatory, or judicial bodies." The Connecticut legislative moratorium on installing new gas and utility lines across the Long Island Sound qualifies as an event beyond reasonable control as defined in the contract. No liability has been recorded related to this guarantee as Cross-Sound has filed a new permit application to allow for commercial operation of the cable at its current depth and expects the application to be acted upon once the moratorium is lifted.

The $1.3 million guarantee is in support of an agreement for which Cross-Sound is providing compensation to shell fisherman for loss of income as a result of the installation of the cable. The payments to the fisherman are being made over a 10 year period, and the obligation under this guarantee reduces proportionately with each payment made. No liability has been recorded in UIL Holdings' consolidated balance sheet, as UCI does not believe it will have to perform under this guarantee. As the cable continues to operate under a federal DOE Emergency Order, sufficient income is being provided to support the payments to the shell fisherman. In addition, once the cable achieves commercial operation, Cross-Sound will be compensated under the terms of a twenty-year contract with LIPA, which will also provide sufficient funding to make the payments to shell fisherman.

In the event that Cross-Sound could not meet any obligations that are supported by the previously mentioned guarantees, it is expected that such obligations would be funded by capital contributions from the owners, who are affiliates of the guarantors, in amounts in proportion to their respective ownership shares of Cross-Sound. As such, UCI does not expect to be required to perform under either guarantee.

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

For further discussion regarding the Cross-Sound cable, see "Management's Discussion and Analysis - Major Influences - United Capital Investments, Inc."

                                 XCELECOM, INC.

Xcelecom, through one of its subsidiaries, has filed suit in the District Court for New Jersey against Paquet, a general contractor doing business in the state of New Jersey. Xcelecom contends that it is owed approximately $2 million in overdue payments and back charges related to the electrical work for the construction of a bridge in New Jersey. The defendant has asserted a counterclaim against Xcelecom for an unspecified amount. Pleadings are not yet closed and discovery is just beginning. Xcelecom intends to vigorously pursue its suit against the defendant and defend against its counterclaim. No amount has been accrued for this matter in the financial statements. There has been no reserve established against the receivable of approximately $2 million, as Xcelecom expects to collect the entire amount of this receivable, either directly from Paquet, or through Paquet's surety.

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

The following table reconciles certain segment information with that provided in UIL Holdings' Consolidated Financial Statements. In the table, "Other" includes the information for the remainder of UIL Holdings' non-utility businesses, including minority interest investments, administrative costs, and inter-segment eliminations.


                                                      MARCH 31, 2004        DECEMBER 31, 2003
                                                      --------------        -----------------
Total Assets                                                     (In Thousands)
------------
    UI                                                 $1,491,096               $1,492,144
    Xcelecom                                              179,576                  178,906
    Assets of discontinued operations held
         for sale                                         112,572                  121,627
    Other                                                 109,545                  105,489
                                                  ----------------------------------------------
       Total UIL Holdings                              $1,892,789               $1,898,166
                                                  ==============================================

                                                      THREE MONTHS           THREE MONTHS
                                                         ENDED                   ENDED
                                                     MARCH 31, 2004         MARCH 31, 2003
                                                     --------------         --------------
Revenues from External Customers                                 (In Thousands)
--------------------------------
    UI                                                   $181,843                 $165,292
    Xcelecom                                               67,548                   68,942
    Other                                                      36                        5
                                                  ----------------------------------------------
       Total UIL Holdings                                $249,427                 $234,239
                                                  ==============================================

Income (Loss) from Continuing Operations before
Income Taxes
    UI                                                    $18,441                 $16,450
    Xcelecom                                               (1,028)                   (477)
    Other                                                  (5,655)                 (4,488)
                                                  ----------------------------------------------
       Total UIL Holdings                                 $11,758                 $11,485
                                                  ==============================================

(N)  GOODWILL AND OTHER INTANGIBLE ASSETS

As of March 31, 2004 and December 31, 2003, UIL Holdings maintains $68.6 million of goodwill related to Xcelecom that is no longer being amortized, and $3.7 million and $2.7 million, at March 31, 2004 and December 31, 2003, respectively, of identifiable intangible assets that continue to be amortized.

A summary of UIL Holdings' goodwill as of December 31, 2003 is as follows:

    (Thousands of Dollars)                                 Total
                                                       --------------

    Balance, January 1, 2004                              $68,554
    Goodwill acquired during the quarter
     ended March 31, 2004                                      81
                                                       --------------
    Balance, March 31, 2004                               $68,635
                                                       ==============

There were no impairments to the goodwill balances recognized during the quarters ended March 31, 2004 and 2003.

As of March 31, 2004 and December 31, 2003, UIL Holdings' intangible assets and related accumulated amortization consisted of the following:

                                                           As of March 31, 2004
                                                --------------------------------------------
                                                                Accumulated         Net
 (Thousands of Dollars)                            Gross       Amortization       Balance
                                                ------------ ------------------ ------------

 Intangible assets subject to amortization:
 Non-compete agreements                           $3,435          $2,491            $944
 Backlog                                             256             256               -
                                                ------------ ------------------ ------------
 Total                                            $3,691          $2,747            $944
                                                ============ ================== ============


                                                          As of December 31, 2003
                                                --------------------------------------------
                                                                Accumulated         Net
 (Thousands of Dollars)                            Gross       Amortization       Balance
                                                ------------ ------------------ ------------
 Intangible assets subject to amortization:
 Non-compete agreements                           $2,485          $2,178            $307
 Backlog                                             256             256               -
                                                ------------ ------------------ ------------
 Total                                            $2,741          $2,434            $307
                                                ============ ================== ============

The intangible asset balance is included in Other Deferred Charges on the Consolidated Balance Sheet.

UIL Holdings recorded amortization expense of $0.3 million for both the three months ended March 31, 2004 and 2003, respectively related to these intangible assets. Assuming there are no acquisitions or dispositions that occur in the future, the remaining intangible assets will be fully amortized in 2004.

(O)  DISCONTINUED OPERATIONS

On December 16, 2003, UIL Holdings entered into an agreement to sell APS to CheckFree Corporation (CheckFree), a leading provider of financial electronic commerce services and products. Under the terms of the agreement, and pending receipt of regulatory approvals and satisfaction of customary closing conditions, CheckFree will pay approximately $110 million in cash for the outstanding stock of APS. The transaction is expected to close during the second quarter of 2004, with the resulting gain on sale, net of transaction costs, to be recognized at that time.

CheckFree will not acquire APS' telephony assets, which included a 51% ownership interest in CellCards of Illinois, LLC (CCI). Following execution of the agreement to sell APS, management determined that the telephony business was not part of UIL Holdings' overall strategic business focus, and therefore authorized the sale of APS' telephony assets. On February 13, 2004, CCI was sold for book value, excluding transaction costs, to an independent third party.

As a result of the aforementioned events, the APS segment is considered to be a "disposal group" held for sale as defined in SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets". Accordingly, the assets and liabilities of APS have been categorized as "held for sale" in the accompanying Consolidated Balance Sheet and the assets of APS are no longer being depreciated. The related asset carrying values were adjusted, if appropriate, to reflect the lower of either the carrying amounts or the current estimated fair values less costs to sell. The results of operations of APS for all periods presented have been reported as discontinued operations in the accompanying Consolidated Statements of Income and Consolidated Statements of Cash Flows.

A summary of the discontinued operations of APS for the periods ended March 31 follows (in thousands):

                                                    2004            2003
                                                    ----            ----

Net operating revenues                            $21,191         $29,390
                                               ==============  ==============
Operating income (loss)                            $2,106          $ (564)
                                               ==============  ==============
Income (loss) before income taxes                  $2,260          $ (411)
Income tax (expense) benefit                         (817)            159
                                               --------------  --------------
Net income (loss) from discontinued operations     $1,443          $ (252)
                                               ==============  ==============

(P)  RELATED PARTY TRANSACTIONS

Arnold L. Chase, a Director of UIL Holdings since June 28, 1999, holds a beneficial interest in the building known as 157 Church Street, where UI leases office space for its corporate headquarters. UI's lease payments for this office space for the quarters ended March 31, 2004 and 2003 totaled $2.2 million and $2 million, respectively.

UCI invested a total of $3.9 million in 2000 and 2001 to purchase a minority ownership interest in Gemini Networks, Inc. (Gemini). Gemini proposes to develop, build, and operate an open-access, hybrid fiber coaxial communications network serving business and residential customers in the northeastern United States. Gemini is a corporation controlled by the David T. Chase family, and Arnold L. Chase is the President and a Director of Gemini. In June 2002, UCI wrote its investment in Gemini down to one dollar, because the telecommunications sector had suffered substantial losses in value, and because UCI concluded that Gemini was unlikely to continue its network development in the absence of additional financing. In December 2003, Gemini completed a restructuring transaction in connection with which the Chase family came to own 100% of the equity of Gemini. In connection with that transaction, UCI received a cash payment in May 2004 of approximately $17,500 in exchange for its ownership interest in Gemini.

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

The loss of key personnel or the inability to hire and retain qualified employees could have an adverse effect on the business, financial condition and results of operations for UIL Holdings' operating subsidiaries: UI, Xcelecom and APS. These operations depend on the continued efforts of their respective current and future executive officers, senior management and management personnel. In an effort to minimize the loss of key personnel as a result of the announced sale of APS, select employees will receive retention bonuses if they are still employed by APS at the end of a transition period following the sale. Xcelecom has acquired a number of companies in the past. The success of these acquisitions is dependent on the continued involvement of the operating management of these entities. UIL Holdings cannot guarantee that any member of management at the corporate or subsidiary level will continue to serve in any capacity for any particular period of time. In an effort to enhance UIL Holdings' ability to attract and retain qualified personnel, UIL Holdings continually evaluates the overall compensation packages offered to all levels of employees. If UIL Holdings were to lose a number of key personnel, its operations could be adversely affected.

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

The 2003 Restructuring Legislation provides for UI to collect a fee of $0.0005/kilowatt-hour from transitional standard offer service customers, beginning January 1, 2004, as compensation for providing transitional standard offer service. This fee is included in the amounts charged to transitional standard offer customers, and is excluded by the legislation from determinations of whether UI's rates are just and reasonable. For 2004, this fee is expected to generate approximately $2.5 million to $3 million in revenue. The 2003 Restructuring Legislation also provides for the DPUC to establish an incentive plan for the procurement of long-term contracts for transitional standard offer service that compares UI's actual average contract price to a regional average price for electricity, making adjustments as deemed appropriate by the DPUC. If UI's price is lower than the average, the legislation provides for the plan to allocate $0.00025/kilowatt-hour of transitional standard offer service to the distribution company. The DPUC has not yet established an incentive plan or made any determination with respect to the incentive fee.

REGULATION

In December 2003, the DPUC established UI's transitional standard offer rates that became effective January 1, 2004, in accordance with the 2003 Restructuring Legislation. During 2004, it is expected that the DPUC will continue its implementation of other provisions of the 2003 Restructuring Legislation.

The DPUC's decision establishing the transitional standard offer rates determined that UI's rates complied in all respects with the 2003 Restructuring Legislation. The transitional standard offer rates increased the GSC charged to customers for generation services compared to the standard offer GSC, modified the CTA (for some retail rates), and provided for the collection of federally-mandated congestion costs. The GSC rate changes reflect an increase, compared to the 2003 GSC, in the cost of generation services and related market costs, as well as a reduction in the "adder" included in the GSC (expected charge in excess of expected cost). The GSC for the transitional standard offer is designed to collect all of the costs of procuring and providing transitional standard offer service. Distribution and transmission rates remain unchanged from the levels established in September 2002.

On February 18, 2004, the DPUC issued a final decision related to UI's request for recovery of increased pension and postretirement benefits expenses. The decision approved, with DPUC-required modifications, a settlement agreement reached between UI and the Prosecutorial Division of the DPUC providing for the annual recovery by UI of an additional $5.2 million of expenses. The settlement also modified the earnings sharing mechanism from 50% to shareholders and 50% to customers, to 100% to customers, with the entire customer portion being utilized to reduce stranded costs. The settlement agreement also stipulated that UI will not file a rate case before January 1, 2005. Although $5.2 million is not sufficient to offset the increased costs fully, it does provide for recovery of expenses above the level previously included in rates. On April 2, 2004, the Office of Consumer Counsel appealed the DPUC decision to the Connecticut Superior Court. In late April 2004, the DPUC reopened the docket related to UI's recovery of increased pension costs.

OPERATIONS

In implementing the 1998 Restructuring Legislation, UI established a Distribution Division and other "unbundled" components for accounting purposes, to reflect other unbundled components on customer bills. Initially, the Distribution Division included both transmission and distribution. UI has now separated transmission from distribution into separate divisions for accounting purposes. Changes to income and expense items related to transmission and distribution have an immediate net income and earnings per share impact, while changes to items in "other unbundled utility components" do not. The other components are the CTA, the SBC, the GSC, the C&LM charge, and REI charge. The CTA and SBC are both allowed to earn a 10.45% return on the equity portion of their respective rate bases in accordance with the Rate Case decision that became effective on September 26, 2002. Those returns are achieved either by accruing additional amortization expenses, or by deferring such expenses, as required to achieve the authorized return. Amortization expenses in the CTA and SBC components impact earnings indirectly through changes to rate base. The GSC, C&LM and REI are essentially pass-through components (revenues are matched to recover costs). Except for the procurement fee in GSC previously discussed, and a small management fee earned in the C&LM component, expenses are either accrued or deferred or revenues are transferred such that there is no net income associated with these three unbundled components.

UI's CTA collection recovers costs that have been reasonably incurred, or will be incurred, to meet its public service obligations and that will likely not otherwise be recoverable in a competitive market. These "stranded costs" include above-market long-term purchased power contract obligations, regulatory asset recovery and above-market investments in power plants. Subject to future regulatory changes to the CTA rate, significant load growth, or to the level of amortization, CTA revenues are expected to remain relatively constant, with amortization increasing over time as the allowed earnings trend downward due to the decreasing rate base. A significant amount of UI's earnings is generated by the authorized return on the equity portion of as yet unamortized stranded costs in the CTA rate base. The CTA rate base earns exactly that return, no more and no less, by adjustments made to amortization expense in each period. UI's earnings per share attributable to CTA for the quarters ended March 31, 2004 and 2003 were $0.24 and $0.26, respectively. A significant portion of UI's cash flow from operations is also generated from those earnings and from the recovery of the CTA rate base. Cash flow from operations related to CTA for the quarters ended March 31, 2004 and 2003 amounted to $7 million and $11 million, respectively. CTA rate base has declined from year to year for a number of reasons, including: amortization of stranded costs, the sale of the nuclear units, and adjustments made through the annual DPUC review process. The original rate base component of stranded costs, as of January 1, 2000, was $433 million. It has since declined to $413 million at year-end 2000, $373 million at year-end 2001, $303 million at year-end 2002, $279 million at year-end 2003 and $278 as of March 31, 2004. The 2003 result is subject to an annual review by the DPUC of UI's CTA revenues and expenses, and may be adjusted in accordance with that review. During July 2003, the DPUC issued an order requiring that the reduction of CTA rate base utilizing excess GSC revenues be discontinued pursuant to the 2003 Restructuring Legislation. UI's CTA earnings will decrease while, based on UI's current projections, cash flow will remain fairly constant until stranded costs are fully amortized. Stranded costs are expected to be fully amortized between 2014 and 2016, depending upon the DPUC's future decisions which could affect future rates of stranded cost amortization.

The primary Distribution Division operational factors affecting UI's financial results are sales volume, ability to control expenses and capital expenditures. Retail electric sales volume can be significantly affected by economic conditions and weather. The level of economic growth can be reflected in many ways; job growth or workforce reductions, plant relocations into or out of UI territory, and facilities expansions or contractions, all of which can affect demand for electricity. The weather can also have an impact on expenses, dependent on the level of work required as a result of storms or other extreme conditions. UI's major expense components are (1) purchased power, (2) amortization of stranded costs; (3) wages and benefits; (4) depreciation; and
(5) regional network service transmission costs.

Purchased power expenses are a pass-through expense, collected from customers in the GSC and as federally mandated congestion costs. On October 22, 2003, UI entered into an agreement with PSEG Energy Resources & Trade LLC (PSEG) for the supply of all of UI's transitional standard offer generation service needs, excluding requirements for special contract customers, from January 1, 2004 through December 31, 2006, the end of the transitional standard offer period. UI continues to purchase generation services pursuant to a December 28, 2001 agreement with Dominion Energy Marketing (Dominion) to supply special contract customers through December 31, 2008. While purchased power expenses are a pass-through expense in terms of the regulatory methodology which facilitates how customers fund these costs, UI is a principal in its relationships with these suppliers, and is the primary obligor in these arrangements. The contract with PSEG contains numerous financial assurances including a guaranty from

PSEG's parent company, PSEG Power, various credit requirements including maintaining a minimum Moody's credit rating of Baa3 or equivalent, and a letter of credit to secure performance through the initial stages of the contract. UI is also required to maintain a minimum credit rating of Baa3 or equivalent. UI's current Moody's credit rating is Baa1, which is two levels above the required minimum.

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

UI, together with The Connecticut Light and Power Company, has filed with the Connecticut Siting Council (CSC) an application for a Certificate of Environmental Compatibility and Public Need to construct a 345-kiloVolt transmission line from Middletown, Connecticut to Norwalk, Connecticut. This approximately $600 million project is necessary to improve the reliability of the transmission system in southwest Connecticut. The two companies are working together for permitting, and will each construct, own and operate its respective portion of the transmission line and related facilities. UI will construct, own, and operate transmission and substation facilities comprising approximately 20% of the total project. The CSC has issued a press release proposing that a final decision be rescheduled to December 2004. Other governmental permitting, together with approvals from ISO-New England, will be required for the project, and the total project cost could change depending on final permit requirements and final specifications. UI's costs for the project are expected to be included in and recovered through transmission rates under FERC jurisdiction.

RISK MANAGEMENT AND INSURANCE

UI's primary risk management and insurance exposures include bodily injury, property damage, fiduciary responsibility, and injured workers' compensation. UI is insured for general liability, automobile liability, property loss, fiduciary liability and workers' compensation liability. UI's general liability and automobile liability programs provide insurance coverage for third party liability claims for bodily injury (including "pain and suffering") and property damage, subject to a deductible. Losses up to the deductible amounts are accrued based upon our estimates of the liability for claims incurred and an estimate of claims incurred but not reported. UI reviews the general liability reserves quarterly to ensure that UI is adequately reserved. The reserve is based on historical claims, business events, industry averages and actuarial studies. Insurance liabilities are difficult to assess and estimate due to unknown factors such as incidents incurred but not reported and awards greater than expected, therefore reserve adjustments may become necessary as cases unfold. UI insures its property subject to deductibles depending on the type of property. UI's fiduciary liability program and workers' compensation program provides insurance coverage, subject to deductibles as well. As with other companies, UI has seen significant increases in its workers' compensation premiums from its carrier since the terrorist attacks of September 11, 2001.


                         AMERICAN PAYMENT SYSTEMS, INC.

As a result of the pending sale of APS to CheckFree, and management's decision to dispose of APS' telephony assets, there are now two principal risks affecting the financial condition of APS and UIL Holdings: operating risk and disposition risk. Operating risk relates to the risk factors inherent in APS' business operations, whereas disposition risk relates to the risk factors that could impact the outcome of the potential sale of APS.

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

Billings under fixed price contracts are generally based upon achieving certain benchmarks and will be accepted by the customer once it is demonstrated that those benchmarks have been met. If Xcelecom is unable to show the compliance with billing requests, or fails to issue a timely project billing, the likelihood of collection could be delayed or impaired, which could have a material adverse effect on operations. An allowance for doubtful accounts for unknown collection issues is maintained, in addition to reserves for specific accounts receivable where collection is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, customers' access to capital, customers' willingness to pay, general economic conditions and the ongoing relationships with customers.

Surety market conditions are currently difficult as a result of significant losses incurred by many sureties in recent periods, both in the construction industry as well as in certain large corporate bankruptcies. As a result, less bonding capacity is available in the market and terms have become more restrictive. Further, under standard terms in the surety market, sureties issue bonds on a project by project basis, and can decline to issue bonds at any time. Historically, approximately one third of Xcelecom's construction related business has required bonds. While Xcelecom has enjoyed a longstanding relationship with its surety, current market conditions as well as changes in the surety's assessment of Xcelecom's operating and financial risk could cause the surety to decline to issue bonds for work. If that were to occur, alternatives include doing more business that does not require bonds, posting other forms of collateral for project performance such as letters of credit or cash, and seeking bonding capacity from other sureties. There can be no assurance that such alternatives could be easily achieved. Accordingly, if Xcelecom were to experience an interruption in the availability of bonding capacity, its operating results could be adversely impacted.

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

Historically, a significant amount of Xcelecom's growth has come through acquisitions. From July of 1999 to Xcelecom's last significant acquisition in April of 2002, Xcelecom made 12 acquisitions. Xcelecom currently does not intend to grow materially through acquisitions in the foreseeable future; however, it will continually evaluate acquisition prospects to complement and expand its existing business platforms. The timing, size or success of any acquisition effort and the associated potential capital commitments cannot be predicted. Each acquisition involves a number of risks. These risks include the diversion of management's attention from existing businesses to integrating the operations and personnel of the acquired business; possible adverse effects on operating results during the integration process; and possible inability to achieve the intended objectives of the combination. If acquisitions do not perform as expected, Xcelecom may be required to write-off some or all of the value of any goodwill and intangible assets associated with the acquisitions. Financial results may also be impacted by the degree of integration of acquisitions, including the ability to achieve synergies over the network of subsidiaries. Xcelecom's revenue growth over the past several years has been generated principally through acquisitions. In the absence of economic improvement in the regional markets in which Xcelecom operates, Xcelecom does not expect any material revenue growth in 2004.

The computer industry in general has felt the effects of the slowdown in the United States economy, and Xcelecom has specifically seen a decrease in demand for the products and services it sells. Xcelecom sales can be dependent on demand for specific product categories, and any change in demand for, or supply of, such products could have a material adverse effect on Xcelecom's sales if it fails to react in a timely manner to such changes. One crucial measure of performance, gross profit as a percentage of net sales, can fluctuate due to numerous factors, including changes in prices from suppliers, reductions in the amount of supplier reimbursements that are made available, changes in customer mix, the relative mix of products sold during the period, general competitive conditions, the availability of opportunistic purchases and opportunities to increase market share. In addition, expense levels, including the costs and salaries incurred in connection with the hiring of sales and technical services personnel, are based, in part, on anticipated sales. Therefore, Xcelecom may not be able to reduce spending in a timely manner to compensate for any unexpected sales or margin shortfalls. As a result, comparisons of Xcelecom's quarterly financial results should not be relied upon as an indication of future performance.

COST DRIVERS

As a service business, Xcelecom's cost structure is highly variable. Primary costs include labor, materials and insurance. Approximately 50% of costs are derived from labor and related expenses. For the periods ended March 31, 2004 and 2003, labor-related expenses totaled $35.7 million and $37.4 million, respectively.

Approximately 35% of Xcelecom's costs incurred are for materials installed on projects and equipment and other products sold to customers. This component of the expense structure is variable based on the demand for services. Costs are generally incurred for materials once work begins on a project or a customer order is received. Materials are ordered when needed, shipped directly to the jobsite or customer facility, and installed within 30 days. Materials consist of commodity-based items such as conduit, pipe, data cabling, wire and fuses as well as specialty items such as fixtures, switchgear, switches and routers, servers and control panels. For the periods ended March 31, 2004 and 2003, material and equipment expenses totaled $22.3 million and $22.6 million, respectively.

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

Xcelecom believes it has all licenses required to conduct operations and is in substantial compliance with applicable regulatory requirements. Failure to comply with applicable regulations could result in substantial fines or revocation of operating licenses or an inability to perform government work. Many state and local regulations governing electricians, steamfitters and plumbers require permits and licenses to be held by individuals. In some cases, a required permit or license held by a single individual may be sufficient to authorize specified activities for all employees who work in the state or county that issued the permit or license. It is Xcelecom's policy to ensure that, where possible, any permits or licenses that may be material to its operations in a particular geographic area are held by multiple Xcelecom employees within that area.

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

                        UNITED CAPITAL INVESTMENTS, INC.

UCI has a 25% interest in Cross-Sound, which owns and operates a 330-megawatt transmission line (cable) connecting Connecticut and Long Island under the Long Island Sound. The Cross-Sound project has been opposed on environmental, safety, and economic grounds by a number of public officials and private groups who have participated actively in governmental permitting proceedings relative to the project. In January 2002, the CSC granted a certificate of environmental compatibility and public need to construct the cable. The Connecticut Attorney General (AG) appealed the CSC's decision without success to the Connecticut Superior Court. He also appealed the Superior Court's decision to the Connecticut Supreme Court, but in September 2003 withdrew the appeal, leaving intact the Superior Court's decision upholding the CSC approval.

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

Currently there is a Connecticut legislative moratorium on installing new gas and utility lines across Long Island Sound through early June 2004. In early May 2004 the Connecticut General Assembly passed a bill, subject to approval by the Governor, extending the moratorium for another year to early June 2005. This legislation would also allow for a waiver of the moratorium by means of an applicant submitting a petition to the following: the chairpersons and ranking members of the joint standing committees of the General Assembly having cognizance of matters relating to energy and the environment, the chairman of the CSC, the chairperson of the DPUC, the Commissioner of the CDEP, and any other state agency head with jurisdiction over the subject of the petition. Under the legislation (upon its effective date), a waiver can only be granted upon receiving unanimous approval of the petition. This moratorium has prevented Cross-Sound from resolving its permitting issues. Once this bill becomes law, Cross-Sound expects to prepare a petition to state agencies for waiver as set forth in the legislation in an effort to resolve permitting issues and gain commercial operation status. Cross-Sound expects the CDEP to begin processing Cross-Sound's new permit application when the moratorium expires or is otherwise no longer in effect.

On August 14, 2003, the day of the blackout that affected the Northeast and the Upper Midwest areas of the United States as well as portions of Canada, the federal Department of Energy (DOE) declared a federal emergency and issued an Emergency Order to allow immediate operation of the Cross-Sound cable, and subsequently issued a new Order for the cable to operate until all of the appropriate actions that should be taken to prevent future power outages in the region have been identified and implemented. The AG and the CDEP challenged the DOE Emergency Order by filing a request for stay or rehearing with the DOE. A decision by the DOE is expected sometime in 2004. Furthermore, the AG filed a petition for review and a motion for stay with the Federal Second Circuit Court of Appeals in New York of the August 28, 2003 DOE Emergency Order. The DOE simultaneously filed a motion with the same court to dismiss the AG's petition on the grounds that the judicial appeal should not proceed before the AG exhausts his administrative remedies before the DOE. Currently briefs are being submitted on both motions and oral arguments are scheduled for early May 2004.

The range of outcomes from the DOE decision and future court, agency and legislative actions that may affect the operation of the cable, includes, but is not limited to: (1) the DOE order continues in effect, and the cable continues to operate; (2) the DOE order is revoked, and Connecticut's moratorium is extended and not struck down on legal grounds, thus preventing operation; (3) the DOE order is revoked, and the CDEP grants a permit modification or approves remediation, enabling the cable to operate; (4) the DOE order is revoked, the moratorium is not extended, and the CDEP denies a permit modification or remediation, preventing cable operation; and (5) federal legislation requires that the cable be permitted to continue to operate.

Since mid-August 2003 and pursuant to an Emergency Order issued by the DOE, the Cross-Sound cable has been operating full time, either transferring power, or available to transfer power, across the Long Island Sound. Cross-Sound has responded to frequent requests by ISO-New England and ISO-New York to help maintain a steady operating voltage in their respective systems. It also has provided reactive power voltage support and has responded automatically to system instability caused by lightning strikes and equipment outages.

On October 31, 2003, the CDEP issued a request for proposal (RFP) to hire an independent consultant to compare the environmental and navigational impacts of cable operation in the current location with the impacts that would result from reburying the cable to the permitted depth. Although the study results, according to the RFP, are due by June 25, 2004, to this date a consultant has not been hired. A recent environmental monitoring survey of the Long Island Sound seabed on and around the cable system, conducted as part of state and federal permit requirements, has shown that cable operation causes no harm to the environment, and does not impact navigation. Accordingly, UCI expects the results of the independent study to show that the cable, operating in its current location, poses no harm to the environment, and does not impact navigation. Such conclusion could potentially help Cross-Sound achieve commercial operation at a faster pace.

UCI's 25% share of the estimated total final cost of the project is $35 million. As of March 31, 2004, UCI's 25% share of the actual project cost for the Cross-Sound cable was $34.3 million. UCI has provided an equity infusion of $10 million to Cross-Sound and UIL Holdings loaned $23.4 million to Cross-Sound. In addition, two guarantees totaling $3.8 million, in support of Hydro-Quebec's guarantees to third parties in connection with the construction of the project have been provided (see "Notes to the Consolidated Financial Statements - Note (J), Commitments and Contingencies - Cross Sound Cable Company, LLC", for further discussion of these guarantees). It is expected that any obligations of Cross-Sound that are supported by the guarantee would be funded by capital contributions from the owners, who are affiliates of the guarantors, in amounts in proportion of their respective ownership shares of Cross-Sound. UIL Holdings did not record a liability related to the guarantee, as the likelihood of UIL Holdings having to perform under the guarantee is remote. Upon commercial operation, the loan from UIL Holdings is expected to be refinanced with external project financing. UCI will be responsible for 25% of any additional cost of project completion over the estimated amount.

UCI has recorded $0.1 million in income for the project in the first quarter of 2004 under the provisions of an interim operating contract that covers Cross-Sound's compensation for the operation of the cable under the 2004 Emergency Order. The interim operating contract has received all required approvals. In addition to the interim operating contract, a settlement agreement relating to Cross-Sound's compensation for a 2002 DOE Emergency Order has been approved by the Long Island Power Authority's board of trustees and the New York State Comptroller's office, however, FERC approval is still required for the settlement agreement.

UCI's investments in the venture funds in which it holds equity interests were viewed as an opportunity to earn reasonable returns and promote local economic development. Due to the nature of its investments and market conditions, the value of the Zero Stage VI fund has decreased substantially since the end of 2000. In fact, the liabilities of the fund are currently in excess of the market value of its assets, and as such, UCI has written its investment in Zero Stage VI to zero as of March 31, 2004. There have been no material changes since December 31, 2003 in the values of the other venture funds in which UCI holds equity interests.

                         UNITED BRIDGEPORT ENERGY, INC.

UBE holds a 33 1/3% ownership interest in Bridgeport Energy LLC (BE), the owner of a gas-fired 520 MW merchant wholesale electric generating facility located in Bridgeport, Connecticut. The principal factors which affect the financial condition of UBE are natural gas prices, maintenance costs and installed capability (ICAP) revenues. As UBE holds a minority interest in BE, there are additional risk factors associated with the activities of the majority owner, an affiliate of Duke Energy.

Results at UBE continue to be hampered by high natural gas prices that drive down both margins and sales volumes at BE. Although natural gas prices have remained at elevated levels in recent years, DOE Annual Energy Outlook projections show improving conditions in the future. Based on these projections no conditions were noted to give rise to an impairment with respect to the current $79.3 million carrying value of the investment in BE. UBE will continue to monitor its investment in BE for recoverability, as changes in the projections considered could have a negative impact on the carrying value of the investment in the future.

Although routine maintenance is performed on the plant on a regular basis, from time to time the plant must be brought offline for a major overhaul. The next major overhaul is planned for 2005. Under the current contract, the plant has begun incurring some of these costs, and they are being accrued until the outage occurs. BE has sufficient cash to fund these costs in 2004, however, based on the current 2004 earnings estimate, BE will require additional capital from the owners to cover the additional costs in 2005 when the outage occurs. Based on current projections, UBE's additional capital requirements could be as great as $7 million.

The ICAP market is designed to offer an incentive to developers to build adequate generating capacity. BE receives ICAP revenues based on the plant's installed capacity. The plant began initial operation with a multi-year contract for ICAP. Since the contract ended in 2002, BE has only been able to sell its ICAP in the forward month market at a much lower price, reducing ICAP revenues by approximately 75% to 85%. FERC has directed ISO-NE to develop a Locational ICAP Market, with the intent to provide higher capacity payments to generators within designated congestion areas; this is scheduled to enter the market in June 2004. The full impact that Locational ICAP will have is not known at this time, although it is expected to have a positive effect on BE.

The majority owner of BE, an affiliate of Duke Energy, has a 60% interest in Duke Energy Trading and Marketing (DETM) which is a joint venture with Exxon Mobil Corporation. BE has an agreement through August 2018 with DETM that gives DETM the right to deliver natural gas to the facility and market all the electricity generated by the facility. DETM reimburses BE under a formula based on the difference between gas costs and electric prices. In early January 2004, Duke Energy announced it plans to wind down DETM as part of a plan to restructure its merchant energy business. UBE does not anticipate these plans, or the potential changes to the DETM agreement, to have a negative impact on the operations of BE at this time.

                         LIQUIDITY AND CAPITAL RESOURCES

Moody's Investors Service recently downgraded UIL Holdings' Issuer Rating from Baa1 to Baa2. Moody's also downgraded UI's Issuer Rating and senior unsecured debt rating from A3 to Baa1. Moody's has stated that the ratings of both UIL Holdings and UI remain under review for possible further downgrade. The financial impact of this action is minimal. Other than the re-pricing of $27.5 million of pollution control revenue bonds on February 1, 2005, neither UIL Holdings nor UI expect to issue or refinance any long-term debt prior to December 2007. Also, the downgrade will increase the interest rate on short-term borrowings under the revolving credit facility that UIL Holdings has with a group of banks by 7.5 basis points. UIL Holdings plans to pay down short-term borrowings once the APS sale transaction is complete. Based on projected cash requirements, UIL Holdings' projected short-term borrowings (if any) are not expected to be significant through the end of 2004.

The amount of UIL Holdings' quarterly cash dividends in 2004 is expected to be equal to the cash dividend of $0.72 per share paid in each quarter of 2003. UIL Corporate will continue to be entirely dependent on dividends from its subsidiaries and from external borrowings to provide the cash necessary for debt service, to pay administrative costs, to meet other contractual obligations that cannot be met by the non-utility subsidiaries, and to pay common dividends to UIL Holdings' shareholders. UIL Holdings' current strategy for Xcelecom and its minority interest investments calls for those entities to be largely cash self-sufficient going forward. However, the ability of these entities, particularly the minority interest investments, to improve earnings, cash flow, and their ability to dividend cash to UIL Corporate without causing harm to their own operations or financial conditions cannot be assured. See the "Major Influences on Financial Condition" section of this item for more information.

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

At March 31, 2004, UIL Holdings had $29 million of unrestricted cash and temporary cash investments, excluding $6.4 million of cash held by APS which has been categorized as current assets of discontinued operations held for sale in the accompanying Consolidated Balance Sheet. This represents an increase of $0.4 million from the corresponding balance at December 31, 2003. The components of this increase, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

                                                                         (In Millions)
  Balance, December 31, 2003                                                  $28.6
                                                                         --------------

  Net cash provided by operating activities of continuing operations           27.6

  Net cash (used in) investing activities of continuing operations:
  -   Loan to Cross-Sound Cable Project                                        (0.2)
  -   Acquisition of Electric System Work Center facility                     (16.2)
  -   Cash invested in plant                                                   (4.6)
  -   Changes in restricted cash (1)                                           (0.1)
  -   Deferred payments in prior acquisitions                                  (1.1)
                                                                         --------------
                                                                              (22.2)

  Net cash (used in) financing activities of continuing operations:
  -   Financing activities, excluding dividend payments                         5.5
  -   Dividend payments                                                       (10.3)
                                                                         --------------
                                                                               (4.8)

  Net cash provided by (used in) discontinued operations                       (0.2)


         Net Change in Cash                                                     0.4
                                                                         --------------

  Balance, March 31, 2004                                                     $29.0
                                                                         ==============

(1) As of March 31, 2004, UIL Holdings had $1.4 million in restricted cash, representing $1.1 million held in escrow to cover certain expenses accrued at the time of the sale of Seabrook Station, and $0.3 million related to future debt payments of Xcelecom.

The net change in UIL Holdings' unrestricted cash position at March 31, 2004, as compared to December 31, 2003, was minimal. Cash provided by operating activities was utilized to fund a variety of investing and financing activities including UI's purchase of the Electric System Work Center facility for $16.2 million under the purchase option of the capital lease previously in place for that facility, the payment of UIL Holdings' quarterly dividend amounting to $10.3 million, and $1.1 million of deferred payments related to prior acquisitions made by Xcelecom.

There have been no material changes in UIL Holdings' capital resources or capital requirements from those reported in UIL Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

                     CONTRACTUAL AND CONTINGENT OBLIGATIONS

At March 31, 2004 there was no material change in UIL Holdings' and its subsidiaries contractual and contingent obligations from those reported in UIL Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

                          CRITICAL ACCOUNTING POLICIES

UIL Holdings' Consolidated Financial Statements are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. UIL Holdings believes that investors need to be aware of these policies and how they impact UIL Holdings' financial reporting to gain a more complete understanding of UIL Holdings' Consolidated Financial Statements as a whole, as well as management's related discussion and analysis presented herein. While UIL Holdings believes that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in UIL Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 2003 are those that depend most heavily on these judgments and estimates. At March 31, 2004, there have been no material changes to any of the Critical Accounting Policies contained therein, with the exception of UI's calculation of unbilled revenue as described below:

UNBILLED REVENUE

At the end of each accounting period, UI accrues an estimated amount for services rendered but not billed. Through the end of 2003, the calculation was based upon UI's system requirements or kilowatt-hour usage less distribution losses and UI use for a given period, reduced by kilowatt-hours already billed to customers (requirements method). Beginning in 2004, UI began utilizing a new customer accounting software package integrated with the network meter reading system to estimate unbilled revenue (installation method). This allows for the calculation of unbilled revenue on a customer-by-customer basis, utilizing actual daily meter readings at the end of each month to calculate consumption and pricing for each customer. Customers aggregating to approximately 70% of utility retail kilowatt-hour consumption are currently part of the network meter reading system. For those customers still requiring manual meter readings, consumption is estimated based upon historical usage and actual pricing for each customer.

This implementation of the new system addressed above provides a more precise method of calculating estimated unbilled revenue at the customer level in that the system can consider changes to rates, prices, devices, registers, meter reading results and other installation specific data. It also mitigates the potential variability inherent in the requirements method from estimating distribution losses. The installation method remains sensitive to numerous factors, any of which can have a significant impact on the estimate of unbilled revenue, such as estimated consumption for those customers not a part of the network meter reading system, changes in or problems with metering, seasonality, price changes and billing adjustments. Conversion to the new system resulted in a change in estimate that yielded a non-recurring increase to unbilled revenue of approximately $2.6 million and consolidated earnings per share of approximately $0.07 for the quarter.

                              RESULTS OF OPERATIONS

FIRST QUARTER 2004 VS. FIRST QUARTER 2003
-----------------------------------------

UIL HOLDINGS CORPORATION RESULTS OF OPERATIONS:  FIRST QUARTER 2004 VS.
-----------------------------------------------------------------------
 FIRST QUARTER 2003
-------------------

UIL Holdings' earnings from continuing operations for the first quarter of 2004 increased by $0.1 million, or $0.01 per share, compared to the first quarter of 2003. Net income from discontinued operations increased by $1.7 million, or $0.12 per share, in the first quarter of 2004 from the first quarter 2003 net loss of $0.3 million, or $0.02 per share. Total earnings for the first quarter of 2004, including discontinued operations, increased by $1.8 million, or $0.13 per share, from the same period of 2003.

The increase in earnings from continuing operations was mainly due to non-recurring gains at UI related to a change in accounting estimate adjustment to unbilled revenues, as well as the impact of final decisions by the DPUC regarding the disposition of proceeds from UI's investment in nuclear generating facilities. The impact of these gains was diminished by the effect of high natural gas prices affecting UBE and the continued slow economic recovery in certain regions affecting Xcelecom.

The table below represents a comparison of UIL Holdings' Net Income and Earnings per Share (EPS) for the first quarter of 2004 and the first quarter of 2003.

                                                                                         2004 more (less) than 2003
                                                                                        ------------------------------
                                                     Quarter Ended     Quarter Ended
                                                    March 31, 2004     March 31, 2003         Amount        Percent
                                                   ----------------   ----------------- ---------------- ------------
NET INCOME (IN MILLIONS EXCEPT PERCENTS AND PER
SHARE AMOUNTS)

   UI                                                     $9.6               $8.5               $1.1          13%
   Non-Utility                                            (3.9)              (2.9)              (1.0)        (34)%
                                                          -----              -----              -----
     TOTAL NET INCOME FROM CONTINUING OPERATIONS          $5.7               $5.6               $0.1           2%
   Discontinued Operations                                 1.4               (0.3)               1.7         566%
                                                           ---               -----               ---
     TOTAL NET INCOME                                     $7.1               $5.3               $1.8          34%
                                                           ===                ===                ===

EPS
   UI                                                    $0.67              $0.60              $0.07          12%
   Non-Utility                                           (0.27)             (0.21)             (0.06)        (29)%
                                                         ------             ------             ------
     TOTAL EPS FROM CONTINUING OPERATIONS - BASIC        $0.40              $0.39              $0.01           3%
   Discontinued Operations                                0.10              (0.02)              0.12         600%
                                                          ----              ------              ----
     TOTAL EPS - BASIC                                   $0.50              $0.37              $0.13          35%
                                                          ====               ====               ====
     TOTAL EPS - DILUTED (NOTE A)                        $0.49              $0.37              $0.12          32%
                                                          ====               ====               ====


Note A: Reflecting the effect of unexercised dilutive stock options.

The following table presents a line-by-line breakdown of revenue and expenses from UIL Holdings' Consolidated Statement of Income by subsidiary, including comparisons between the first quarter of 2004 and the first quarter of 2003. Significant variances are explained in the discussion and analysis of individual subsidiary results that follow.

                                                  QUARTER ENDED     QUARTER ENDED    2004 MORE (LESS)
(IN MILLIONS)                                     MAR. 31, 2004     MAR. 31, 2003       THAN 2003
-------------                                     -------------     -------------       ---------
OPERATING REVENUES

UI from operations                                   $181.8             $165.3             $16.5
Xcelecom                                               67.6               68.9              (1.3)
                                                     ------             ------             ------
  TOTAL OPERATING REVENUES                           $249.4             $234.2             $15.2
                                                     ======             ======             ======

FUEL AND ENERGY EXPENSES - UI                         $87.9              $66.5             $21.4
                                                     ======             ======             ======

OPERATION AND MAINTENANCE EXPENSES
UI                                                    $48.4              $43.0              $5.4
Xcelecom                                               66.9               67.7              (0.8)
Minority Interest Investment & Other                    1.4                0.7               0.7
                                                     ------             ------             ------
  TOTAL OPERATION AND MAINTENANCE EXPENSES           $116.7             $111.4              $5.3
                                                     ======             ======             ======

DEPRECIATION AND AMORTIZATION EXPENSES
UI                                                     $7.5               $7.0              $0.5
Xcelecom                                                0.9                0.9               0.0
                                                     ------             ------             ------
       Subtotal depreciation                            8.4                7.9               0.5
Amortization of regulatory assets (UI)                  8.8               18.2              (9.4)
Amortization Xcelecom                                   0.3                0.3               0.0
                                                     ------             ------             ------
  TOTAL DEPRECIATION AND AMORTIZATION EXPENSES        $17.5              $26.4             $(8.9)
                                                     ======             ======             ======

TAXES - OTHER THAN INCOME TAXES
UI - State gross earnings tax                          $6.0               $6.4             $(0.4)
UI - other                                              4.0                3.9               0.1
Xcelecom                                                0.7                0.6               0.1
                                                     ------             ------             ------
  TOTAL TAXES - OTHER THAN INCOME TAXES               $10.7              $10.9             $(0.2)
                                                     ======             ======             ======



                                                         QUARTER ENDED     QUARTER ENDED    2004 MORE (LESS)
(IN MILLIONS)                                            MAR. 31, 2004     MAR. 31, 2003        THAN 2003
-------------                                            -------------     -------------        ---------
OTHER INCOME (DEDUCTIONS)
UI                                                            $3.7              $1.7              $2.0
Xcelecom                                                       0.3               0.2               0.1
Minority Interest Investment & Other                          (2.6)             (2.3)             (0.3)
                                                             ------            ------            ------
  TOTAL OTHER INCOME (DEDUCTIONS)                             $1.4             $(0.4)             $1.8
                                                             ======            ======            ======

EARNINGS BEFORE INTEREST AND TAXES (EBIT)
UI                                                           $22.9             $22.0              $0.9
Xcelecom                                                      (0.9)             (0.4)             (0.5)
Minority Interest Investment & Other                          (4.0)             (3.0)             (1.0)
                                                             ------            ------            ------
  TOTAL EBIT FROM CONTINUING OPERATIONS                       18.0              18.6              (0.6)
Discontinued Operations                                        2.3              (0.4)              2.7
                                                             ------            ------            ------
  TOTAL EBIT                                                 $20.3             $18.2              $2.1
                                                             ======            ======            ======

INTEREST CHARGES
UI                                                            $4.1              $5.2             $(1.1)
UI - Amortization: debt expense, redemption premiums           0.3               0.3               0.0
Xcelecom                                                       0.1               0.1               0.0
Minority Interest Investment & Other                           1.7               1.5               0.2
                                                             ------            ------            ------
   TOTAL INTEREST CHARGES                                     $6.2              $7.1             $(0.9)
                                                             ======            ======            ======

INCOME TAXES
UI                                                            $8.9              $8.0              $0.9
Xcelecom                                                      (0.4)             (0.2)             (0.2)
Minority Interest Investment & Other                          (2.4)             (1.9)             (0.5)
                                                             ------            ------            ------
  TOTAL INCOME TAXES                                          $6.1              $5.9              $0.2
                                                             ======            ======            ======

NET INCOME
UI                                                            $9.6              $8.5              $1.1
Xcelecom                                                      (0.6)             (0.3)             (0.3)
Minority Interest Investment & Other                          (3.3)             (2.6)             (0.7)
                                                             ------            ------            ------
  SUBTOTAL NET INCOME FROM CONTINUING OPERATIONS               5.7               5.6               0.1
Discontinued Operations                                        1.4              (0.3)              1.7
                                                             ------            ------            ------
  TOTAL NET INCOME                                            $7.1              $5.3              $1.8
                                                             ======            ======            ======


THE UNITED ILLUMINATING COMPANY RESULTS OF OPERATIONS:  FIRST QUARTER OF 2004 VS. FIRST QUARTER OF 2003
-------------------------------------------------------------------------------------------------------------
                                                                          2004 more (less) than 2003
                                     Quarter Ended     Quarter Ended
                                     March 31, 2004    March 31, 2003         Amount         Percent
                                     --------------  ----------------     -------------   ------------
EPS FROM OPERATIONS
   Total UI - basic                        $0.67             $0.60             $0.07           12%
                                            ====              ====              ====
   Total UI - diluted (Note A)             $0.67             $0.60             $0.07           12%
                                            ====              ====              ====
RETAIL SALES (MILLIONS OF KWH)             1,523             1,449                74            5%


Note A: Reflecting the effect of unexercised dilutive stock options.

UI's net income was $9.6 million, or $0.67 per share, in the first quarter of 2004, compared to $8.5 million, or $0.60 per share, in the first quarter of 2003. The increase from the first quarter of 2003 was mainly attributable to non-recurring gains associated with a change in accounting estimate adjustment to unbilled revenues and the impact of final decisions by the DPUC regarding the disposition of proceeds from UI's investment in nuclear generating facilities. In addition, the improvement was due in part to the DPUC's decision allowing partial recovery of increased pension and postretirement benefits expenses, partially offset by higher operating expenses and increases in uncollectible accounts over the comparable period of 2003.

Overall, UI's revenue increased by $16.5 million, from $165.3 million in the first quarter of 2003 to $181.8 million in the first quarter of 2004. Retail revenue increased $17.8 million due mainly to an overall increase in kilowatt-hour volume of 5.1%, along with the impact of an average 9.9% price increase effective January 1, 2004 resulting from the transitional standard offer final decision (see "Major Influences - The Untied Illuminating Company - Regulation", for further discussion). The price increase allowed UI to collect certain federally mandated charges from customers to offset higher costs of procuring energy (see fuel and energy expense discussion below). Approximately 3.2%, or 46 million kilowatt-hours, of this increase was attributable to the non-recurring adjustment associated with a change in accounting estimate to unbilled revenue. The impact of weather as compared to the same period of 2003 was minimal. Wholesale revenue decreased by $1.3 million, as compared to the first quarter of 2003, due to lower volume and lower market prices in the New England wholesale market.

Retail fuel and energy expense increased by $22.3 million in the first quarter of 2004, compared to the same period of 2003. The increase was primarily due to increased supplier costs providing transitional standard offer service. UI received electricity to satisfy its transitional standard offer retail customer service requirements through a fixed-price purchased power agreement. These costs are recovered through the GSC portion of UI's unbundled retail customer rates. UI's wholesale energy expense in the first quarter of 2004 decreased by $0.9 million compared to the same period of 2003. Wholesale energy costs are recovered from customers through the CTA.

UI's operation and maintenance (O&M) expenses increased by $5.4 million, from $43 million in the first quarter of 2003 to $48.4 million in the first quarter of 2004. The increase was attributable to a variety of factors including increases in labor, benefits, legal and bad debt expenses.

Amortization of regulatory assets decreased by $9.4 million in the first quarter 2004 compared to the same period of 2003. The primary reason for the reduction was due to a DPUC order in July 2003 requiring that the amortization of CTA rate base utilizing excess GSC revenues be discontinued. Pursuant to the DPUC final decision in the transitional standard offer proceedings, such excess GSC revenues are now banked and used primarily to offset monthly working capital differences between the cost of providing transitional standard offer service and the revenue collected from customers.

Other income increased by $2 million in the first quarter of 2004, compared to the first quarter of 2003, mainly due to the reduction of reserves associated with UI's investment in Seabrook Station resulting from a March 2004 DPUC decision.

Interest charges decreased by $1.1 million in the first quarter of 2004, as compared to the same period of 2003, due to the refinancing of certain UI debt issues late in 2003 at lower interest rates.

NON-UTILITY RESULTS OF OPERATIONS:  FIRST QUARTER 2004 VS. FIRST QUARTER 2003
-----------------------------------------------------------------------------

                                                                                     2004 more (less) than 2003
                                                    Quarter Ended     Quarter Ended  --------------------------
                                                    March 31, 2004   March 31, 2003       Amount       Percent
                                                  ----------------- ----------------  -------------  -----------
EPS
   Operating Business

     Xcelecom                                          $(0.04)           $(0.02)          $(0.02)       (100)%

   Minority Interest Investments
     UBE                                                (0.11)            (0.11)            -              -
     UCI                                                (0.01)            (0.01)            -              -
                                                        ------            ------
       Subtotal Minority Interest
       Investments                                      (0.12)            (0.12)            -              -

   UIL Corporate (Note A)                               (0.11)            (0.07)           (0.04)        (57)%
                                                        ------            ------           ------

       TOTAL NON-UTILITY EPS FROM CONTINUING
           OPERATIONS                                   (0.27)            (0.21)           (0.06)        (29)%
   Discontinued Operations                               0.10             (0.02)            0.12         600%
                                                         ----             ------            ----
       TOTAL NON-UTILITY EPS - BASIC                   $(0.17)           $(0.23)           $0.06          26%
                                                        ======            ======            ====
       TOTAL NON-UTILITY EPS - DILUTED (NOTE B)        $(0.18)           $(0.23)           $0.05          22%
                                                        ======            ======            ====


Note A: Includes interest charges on intercompany debt and strategic and administrative costs of the non-utility holding company.
Note B: Reflecting the effect of unexercised dilutive stock options.

The consolidated non-utility businesses reported a loss from continuing operations, including unallocated holding company costs, of $3.9 million, or $0.29 per share, in the first quarter of 2004, an increased loss of $1 million, or $0.06 per share, compared to the same period of 2003. The results of Xcelecom were hampered by the continued slow economic recovery in the Northeast. UBE continues to be affected by high natural gas prices, which drive down results at BE. Net income from discontinued operations for the first quarter of 2004 amounted to $1.4 million, or $0.10 per share, compared to a loss of $0.3 million, or $0.02 per share, in the first quarter of 2003. The improved results from discontinued operations were mainly the result of increased stored value card and non-contracted bill payment business of APS, as well as the implementation of cost reduction initiatives in the first quarter of 2004.

Operating revenue for the non-utility businesses decreased by $1.3 million, or 2% compared to the first quarter of 2003. All of the decrease in revenues came from Xcelecom. First quarter 2004 operating expenses for the non-utility businesses were flat with the same period of 2003, as lower expenses at Xcelecom, due to the decrease in business, were offset by higher administrative costs at UIL Corporate. Other deductions of $2.6 million in the first quarter of 2004 were $0.3 million, or 13% higher than the first quarter of 2003, as the favorable impact of decreased interest charges at UBE was offset by the effect of high natural gas prices on the results of BE.

The results of each of the non-utility subsidiaries for the first quarter of 2004 and the first quarter of 2003, as presented below, reflect the allocation of debt costs from the parent based on a capital structure, including an equity component, and an interest rate deemed appropriate for that type of business. The capital structure for all of the non-utility subsidiaries is 100% equity as of January 1, 2004. In 2003 the capital structure of UBE was 70% debt. UIL Holdings absorbs interest charges on the equity portion of its investments in its subsidiaries to the extent those investments are financed with debt. UIL Holdings may incur other corporate level expenses necessary to manage its investments from time to time.

The following is a detailed explanation of the quarterly variances for each of UIL Holdings' non-utility businesses.

     NON-UTILITY BUSINESSES

                                 XCELECOM, INC.

Xcelecom lost $0.6 million, or $0.04 per share, in the first quarter of 2004, compared to a loss of $0.3 million, or $0.02 per share in the first quarter of 2003. A continued slow economic recovery in the Northeast, as well as soft demand for the computer network systems integration services business, are the primary drivers of the lower results in the first quarter of 2004. The first quarter of 2003 also included income related to the completion of a large project. The effect of these items was partially offset by improved sales in the Southeast region. Although demand for Xcelecom's computer network systems integration services, as well as demand for Xcelecom's construction services in the Northeast, has been soft, there are signs of improving conditions. Xcelecom's backlog of work to be completed as of March 31, 2004 amounted to $171 million, an increase of $51 million, or 43%, from the same period of 2003.

     MINORITY INTEREST INVESTMENTS

                         UNITED BRIDGEPORT ENERGY, INC.

UBE owns a 33 1/3% interest in Bridgeport Energy, LLC (BE). UBE lost $1.6 million, or $0.11 per share, in the first quarter of 2004, compared to a loss of $1.5 million, or $0.11 per share in the first quarter of 2003. UBE results continue to be hampered by high natural gas prices which kept both margins and sales levels low at BE in the first quarter of 2004. This was offset by lower interest expenses as a result of the restructuring of UIL Holdings' intercompany loan to UBE to 100% equity beginning in 2004. The improvements recognized at UBE related to this restructuring had no effect on overall UIL Holdings' results, as all intercompany transactions are eliminated in consolidation.

                        UNITED CAPITAL INVESTMENTS, INC.

UCI lost $0.1 million, or $0.01 per share, in the first quarter of 2004, compared to a loss of $0.1 million, or $0.01 per share in the first quarter of 2003. The increase in valuation losses of UCI's venture funds as compared to the first quarter of 2003 was offset by income from Cross-Sound. Cross-Sound is currently being compensated for the operation of the cable under the Emergency Order under the provisions of an interim operating contract. See the "Major Influences on Financial Condition" section of this item for more information.

     UIL CORPORATE

UIL Holdings retains certain costs at the holding company level which are not allocated to the various non-utility subsidiaries. These costs generally include interest charges and strategic and other administrative costs. UIL Holdings' unallocated costs amounted to $1.6 million, after-tax, or $0.11 per share, in the first quarter of 2004, compared to $1 million, after-tax, or $0.07 per share, in 2003. The increase in expenses was mainly due to increased administrative costs in 2004.

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

CheckFree will not acquire APS' telephony assets, which included a 51% ownership interest in CellCards of Illinois, LLC (CCI). Following execution of the agreement to sell APS, management determined that the telephony business is not part of UIL Holdings' overall strategic business focus, and therefore authorized the sale of APS' telephony assets. As part of that plan, on February 13, 2004 CCI was sold for book value, excluding transaction costs, to an independent third party. Accordingly, APS, inclusive of the telephony business, has been categorized as "held for sale" since December 31, 2003 for financial accounting purposes, and as such, its results are included in discontinued operations for all periods presented.

Net income from discontinued operations amounted to $1.4 million, or $0.10 per share, compared to a net loss of $0.3 million, or $0.02 per share, in the same period of 2003. The improvement was mainly due to increased stored value card and non-contracted bill payment business of APS and the implementation of cost reduction initiatives in the first quarter of 2004. Also, in accordance with SFAS No. 144, the assets of APS ceased being depreciated when it was categorized as "held for sale", which has resulted in increased earnings of $0.5 million, or $0.03 per share, as compared to the first quarter of 2003. Transaction costs associated with the sale of APS reduced first quarter 2004 earnings from discontinued operations by $0.3 million, or $0.02 per share.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

UIL Holdings' and UI's primary market risk is the interest rate risk associated with the need to refinance fixed rate debt at maturity and the remarketing of multi-annual tax-exempt bonds. The weighted average remaining fixed rate period of outstanding long-term debt obligations of UIL Holdings and UI is 4.2 years at an average interest rate of 4%. Given the term of the fixed rate debt, UIL Holdings believes that it has no material quantitative or qualitative exposure to market risk in the near term. In addition, historically, UI has been able to include its interest costs in revenue requirements for recovery through rates.

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

ITEM 4.  CONTROLS AND PROCEDURES.

UIL Holdings maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports to the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to UIL Holdings' management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, through United Capital Investments, Inc. and United Bridgeport Energy, Inc., UIL Holdings has minority investments in certain other entities. As UIL Holdings does not control or manage these entities, its disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those it maintains with respect to its subsidiaries.

UIL Holdings carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of UIL Holdings' disclosure controls and procedures as of March 31, 2004. Based on the foregoing, UIL Holdings' Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective.

There have been no changes in UIL Holdings' internal control over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect UIL Holdings' internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits.

       Exhibit
      Table Item      Exhibit
       Number         Number                                   Description

        (10)           10.19*       Copy  of UIL  Holdings  Corporation  Senior
                                     Executive  Incentive Compensation Program

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

     (b) Reports on Form 8-K.

       Item                 Financial
     Reported               Statements                        Date of Report
     --------               ----------                        --------------

         7,12                 None                            January 13, 2004
         7,12                 None                            January 26, 2004
         5,7                  None                            February 18, 2004

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     UIL HOLDINGS CORPORATION




Date      05/07/2004                          /s/ Louis J. Paglia
    -----------------------          -----------------------------------------
                                              Louis J. Paglia
                                         Executive Vice President
                                         and Chief Financial Officer