Form 10-Q
period 2004-06-30
UIL HOLDINGS CORP
filed 2004-08-06
CIK 1082510

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

The number of shares outstanding of the issuer's only class of common stock, as of July 30, 2004, was 14,520,809.

                                      INDEX

                          PART I. FINANCIAL INFORMATION
                                                                          PAGE
                                                                         NUMBER
Item 1.  Financial Statements - Unaudited....................................4
         Consolidated Statement of Income for the three
              and six months ended June 30, 2004 and 2003....................4
         Consolidated Statement of Comprehensive Income for the
              three and six months ended June 30, 2004 and 2003..............4
         Consolidated Balance Sheet as of June 30, 2004
              and December 31, 2003..........................................5
         Consolidated Statement of Cash Flows for the
              six months ended June 30, 2004 and 2003........................7
         Notes to the Consolidated Financial Statements......................8
           -   Statement of Accounting Policies..............................8
           -   Capitalization...............................................12
           -   Regulatory Proceedings.......................................14
           -   Short-term Credit Arrangements...............................16
           -   Income Taxes.................................................17
           -   Supplementary Information....................................19
           -   Pension and Other Benefits...................................20
           -   Commitments and Contingencies................................22
               -  Other Commitments and Contingencies.......................22
                  -  Connecticut Yankee Atomic Power Company................22
                  -  Hydro-Quebec...........................................25
                  -  Environmental Concerns.................................25
                  -  Site Decontamination, Demolition and
                       Remediation Costs....................................25
                  -  Electric System Work Center............................26
                  -  Claim of Enron Power Marketing, Inc....................26
                  -  Independent System Operator - New England..............27
                  -  Cross-Sound Cable Company, LLC.........................27
                  -  Xcelecom, Inc..........................................28
           -   Segment Information..........................................29
           -   Goodwill and Other Intangible Assets.........................30
           -   Discontinued Operations......................................31
           -   Related Party Transactions...................................32

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................33
           -   Major Influences on Financial Condition......................33
               -  UIL Holdings Corporation..................................33
               -  The United Illuminating Company...........................33
               -  Xcelecom, Inc.............................................37
               -  United Capital Investments, Inc...........................40
               -  United Bridgeport Energy, Inc.............................42
               -  American Payment Systems, Inc.............................42
           -   Liquidity and Capital Resources..............................43
               -  Contractual and Contingent Obligations....................44
           -   Critical Accounting Policies.................................45
           -   Results of Operations........................................46

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........59

Item 4.  Controls and Procedures............................................59

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..................................................60

Item 4.  Submission of Matters to Vote of Security Holders..................60

Item 6.  Exhibits and Reports on Form 8-K...................................61
         SIGNATURES.........................................................62

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                            UIL HOLDINGS CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                      (THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                 Three Months Ended                Six Months Ended
                                                                       June 30,                         June 30,
                                                                2004            2003             2004            2003
                                                                ----            ----             ----            ----

OPERATING REVENUES (NOTE F)
  Utility                                                      $ 175,593        $ 156,083       $ 357,436       $ 321,375
  Non-utility businesses                                          85,142           74,538         152,726         143,485
                                                            -------------   --------------   -------------   -------------
       Total Operating Revenues                                  260,735          230,621         510,162         464,860
                                                            -------------   --------------   -------------   -------------
OPERATING EXPENSES
  Operation
     Fuel and energy (Note F)                                     81,328           62,366         169,266         128,848
     Operation and maintenance                                   131,127          120,013         247,855         231,417
  Depreciation and amortization (Note F)                          16,147           21,606          33,637          48,041
  Taxes - other than income taxes (Note F)                         9,941            9,941          20,686          20,829
                                                            -------------   --------------   -------------   -------------
       Total Operating Expenses                                  238,543          213,926         471,444         429,135
                                                            -------------   --------------   -------------   -------------
OPERATING INCOME FROM CONTINUING OPERATIONS                       22,192           16,695          38,718          35,725
                                                            -------------   --------------   -------------   -------------

OTHER INCOME (DEDUCTIONS), NET (NOTE F)                            1,431              726           2,831             291
                                                            -------------   --------------   -------------   -------------

INTEREST CHARGES, NET
  Interest on long-term debt                                       4,952            6,610          10,062          13,144
  Other interest, net (Note F)                                       768              311           1,490             578
                                                            -------------   --------------   -------------   -------------
                                                                   5,720            6,921          11,552          13,722
  Amortization of debt expense and redemption premiums               377              316             713             625
                                                            -------------   --------------   -------------   -------------
       Total Interest Charges, net                                 6,097            7,237          12,265          14,347
                                                            -------------   --------------   -------------   -------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES             17,526           10,184          29,284          21,669

INCOME TAXES (NOTE E)                                              7,160            5,208          13,226          11,175
                                                            -------------   --------------   -------------   -------------

INCOME FROM CONTINUING OPERATIONS                                 10,366            4,976          16,058          10,494
DISCONTINUED OPERATIONS, NET OF TAX (NOTE O)                      48,365             (675)         49,808            (927)
                                                            -------------   --------------   -------------   -------------

NET INCOME                                                      $ 58,731          $ 4,301        $ 65,866         $ 9,567
                                                            =============   ==============   =============   =============

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC               14,359           14,286          14,347          14,283
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED             14,392           14,302          14,386          14,290

EARNINGS PER SHARE OF COMMON STOCK - BASIC:
  CONTINUING OPERATIONS                                           $ 0.72           $ 0.35          $ 1.12          $ 0.74
  DISCONTINUED OPERATIONS                                           3.37            (0.05)           3.47           (0.07)
                                                            -------------   --------------   -------------   -------------
  NET EARNINGS                                                    $ 4.09           $ 0.30          $ 4.59          $ 0.67
                                                            =============   ==============   =============   =============

EARNINGS PER SHARE OF COMMON STOCK - DILUTED:
  CONTINUING OPERATIONS                                           $ 0.72           $ 0.35          $ 1.12          $ 0.74
  DISCONTINUED OPERATIONS                                           3.36            (0.05)           3.46           (0.07)
                                                            -------------   --------------   -------------   -------------
  NET EARNINGS                                                    $ 4.08           $ 0.30          $ 4.58          $ 0.67
                                                            =============   ==============   =============   =============

CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                 $ 0.72           $ 0.72          $ 1.44          $ 1.44
                                                            =============   ==============   =============   =============

-------------------------------------------------------------------------------


                            UIL HOLDINGS CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                 Three Months Ended                Six Months Ended
                                                                       June 30,                         June 30,
                                                                2004            2003             2004            2003
                                                                ----            ----             ----            ----
NET INCOME                                                      $ 58,731          $ 4,301        $ 65,866         $ 9,567
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
  Minimum pension liability
     (net of tax deferred benefit of $76)                              -                -            (517)              -
                                                            -------------   --------------   -------------   -------------
COMPREHENSIVE INCOME  (NOTE A)                                  $ 58,731          $ 4,301        $ 65,349         $ 9,567
                                                            =============   ==============   =============   =============


         The accompanying Notes to the Consolidated Financial Statements are an integral part of the financial statements.

                         UIL HOLDINGS CORPORATION
                        CONSOLIDATED BALANCE SHEET

                                  ASSETS
                          (Thousands of Dollars)
                               (Unaudited)

                                                                                 June 30,             December 31,
                                                                                   2004                   2003
                                                                                  ------                 ------
Current Assets
  Unrestricted cash and temporary cash investments                               $    90,107            $    28,614
  Restricted cash                                                                        413                  1,384
  Utility accounts receivable less allowance of $1,654 and $1,654                     60,470                 54,780
  Other accounts receivable less allowance of $1,801 and $1,648                       90,092                 80,532
  Unbilled revenues                                                                   41,993                 32,246
  Materials and supplies, at average cost                                              5,264                  4,458
  Deferred and refundable income taxes                                                12,178                 24,944
  Prepayments                                                                          4,821                  1,451
  Current assets of discontinued operations held for sale                                  -                103,697
  Other                                                                                  218                  1,323
                                                                           ------------------     ------------------
     Total Current Assets                                                            305,556                333,429
                                                                           ------------------     ------------------

Investments
  Investment in United Bridgeport Energy facility                                     78,478                 82,090
  Other                                                                               19,799                 20,283
                                                                           ------------------     ------------------
     Total Investments                                                                98,277                102,373
                                                                           ------------------     ------------------

Property, Plant and Equipment at original cost
  In service                                                                         801,180                784,409
  Less, accumulated depreciation                                                     286,026                272,082
                                                                           ------------------     ------------------
                                                                                     515,154                512,327
Construction work in progress                                                         31,735                 36,467
                                                                           ------------------     ------------------
     Net Property, Plant and Equipment                                               546,889                548,794
                                                                           ------------------     ------------------

Regulatory Assets (future amounts due from customers
                        through the ratemaking process)
  Nuclear plant investments-above market                                             426,282                436,505
  Income taxes due principally to book-tax differences                                97,271                 98,116
  Long-term purchase power contracts-above market                                     80,203                 88,024
  Connecticut Yankee                                                                  51,170                 51,579
  Unamortized redemption costs                                                        18,924                 19,325
  Other                                                                               50,917                 43,259
                                                                           ------------------     ------------------
     Total Regulatory Assets                                                         724,767                736,808
                                                                           ------------------     ------------------

Deferred Charges
  Goodwill                                                                            69,569                 68,554
  Unamortized debt issuance expenses                                                   6,869                  6,670
  Prepaid pension                                                                     43,927                 43,927
  Long-term receivable - Cross-Sound Cable Project                                    24,369                 23,986
  Other long-term receivable                                                          14,754                 13,575
  Other                                                                                2,194                  2,120
                                                                           ------------------     ------------------
     Total Deferred Charges                                                          161,682                158,832
                                                                           ------------------     ------------------

Long-term assets of discontinued operations held for sale                                  -                 17,930
                                                                           ------------------     ------------------

     Total Assets                                                                $ 1,837,171            $ 1,898,166
                                                                           ==================     ==================


       The accompanying Notes to the Consolidated Financial Statements are an integral part of the financial statements.

                      UIL HOLDINGS CORPORATION
                     CONSOLIDATED BALANCE SHEET

                   LIABILITIES AND CAPITALIZATION
                        (Thousands of Dollars)
                             (Unaudited)

                                                                          June 30,           December 31,
                                                                            2004                 2003
                                                                           ------               ------

Current Liabilities

  Notes payable                                                           $     859             $ 65,161
  Current portion of long-term debt                                           4,286                    -
  Accounts payable                                                           77,202               36,729
  Dividends payable                                                          10,343               10,299
  Accrued liabilities                                                        58,264               69,142
  Deferred revenues - non-utility businesses                                 18,101               14,957
  Interest accrued                                                            5,797                6,358
  Taxes accrued                                                              34,700                    -
  Obligations under capital leases                                                -               14,815
  Current liabilities of discontinued operations held for sale                    -               94,267
                                                                    ----------------    -----------------
          Total Current Liabilities                                         209,552              311,728
                                                                    ----------------    -----------------

Noncurrent Liabilities
  Purchase power contract obligation                                         80,203               88,024
  Pension accrued                                                            13,558                8,166
  Connecticut Yankee contract obligation                                     47,138               47,213
  Long-term notes payable                                                     8,693               10,478
  Other                                                                      19,505               17,574
                                                                    ----------------    -----------------
          Total Noncurrent Liabilities                                      169,097              171,455
                                                                    ----------------    -----------------

Deferred Income Taxes   (future tax liabilities owed
                           to taxing authorities)                           347,852              345,676
                                                                    ----------------    -----------------

Regulatory Liabilities   (future amounts owed to customers
                           through the ratemaking process)
  Accumulated deferred investment tax credits                                12,608               12,813
  Deferred gains on sale of property                                         31,248               33,679
  Asset removal cost                                                         14,493               14,071
  Other                                                                      20,792               19,589
                                                                    ----------------    -----------------
          Total Regulatory Liabilities                                       79,141               80,152
                                                                    ----------------    -----------------

Long-term liabilities of discontinued operations held for sale                    -                  921
                                                                    ----------------    -----------------

Commitments and Contingencies (Note J)

Capitalization (Note B)
    Net long-term debt                                                      491,174              495,460
  Common Stock Equity
    Common Stock                                                            299,117              297,321
    Paid-in capital                                                           5,526                4,413
    Capital stock expense                                                    (2,170)              (2,170)
    Unearned employee stock ownership plan equity                            (4,986)              (5,461)
    Unearned compensation                                                      (819)                (335)
    Accumulated other comprehensive income (loss)                            (1,013)                (496)
    Retained earnings                                                       244,700              199,502
                                                                    ----------------    -----------------
          Net Common Stock Equity                                           540,355              492,774

          Total Capitalization                                            1,031,529              988,234
                                                                    ----------------    -----------------

          Total Liabilities and Capitalization                          $ 1,837,171          $ 1,898,166
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

                            UIL HOLDINGS CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                                 Six Months Ended
                                                                                      June 30,
                                                                                              (Restated)
                                                                               2004              2003
                                                                               ----              ----
Cash Flows From Operating Activities
  Net Income                                                                  $ 65,866          $ 9,567
                                                                         --------------    -------------
  Adjustments to reconcile net income to net cash provided
    by operating activities:
     (Income) Loss from discontinued operations, net of tax                    (49,808)             955
     Depreciation and amortization                                              22,965           36,748
     Purchase power contract amortization (Note F)                              11,386           11,918
     Purchase power above market fuel expense credit (Note F)                  (11,386)         (11,918)
     Deferred income taxes                                                       1,555           (5,309)
     Deferred investment tax credits - net                                        (205)            (295)
     Future tax benefits                                                                         19,400
     Allowance for funds used during construction                                 (823)          (1,299)
     Undistributed (earnings) losses of minority interest investments            4,098            2,623
     Changes in:
       Accounts receivable - net                                               (12,172)          13,500
       Materials and supplies                                                     (806)          (1,407)
       Prepayments                                                              (3,368)            (351)
       Accounts payable                                                         28,428          (10,538)
       Interest accrued                                                           (561)            (174)
       Taxes accrued                                                             9,388            2,915
       Other assets                                                            (21,847)         (10,937)
       Other liabilities                                                        20,097            3,409
                                                                         --------------    -------------
     Total Adjustments                                                          (3,059)          49,240
                                                                         --------------    -------------
   Cash provided by Continuing Operations                                       62,807           58,807
   Cash provided by Discontinued Operations                                      3,375              470
                                                                         --------------    -------------
Net Cash provided by Operating Activities                                       66,182           59,277
                                                                         --------------    -------------

Cash Flows from Investing Activities
    Loan to Cross-Sound Cable Project                                             (383)         (22,940)
    Deferred payments in prior acquisitions                                     (2,084)          (2,757)
    Acquisition of Electric System Work Center facility                        (16,210)               -
    Plant expenditures                                                         (12,005)         (26,694)
    Changes in restricted cash                                                     971            3,374
                                                                         --------------    -------------
    Cash provided by (used in) Continuing Operations                           (29,711)         (49,017)
    Cash provided by (used in) Discontinued Operations                         108,163           (3,473)
                                                                         --------------    -------------
Net Cash provided by (used in) Investing Activities                             78,452          (52,490)
                                                                         --------------    -------------

Cash Flows from Financing Activities
   Issuances of Common stock                                                     2,898              677
   Sale of pollution control refunding revenue bonds                                 -           25,000
   Notes payable                                                               (65,355)         (26,479)
   Lease obligations                                                                 -             (232)
   Payment of common stock dividend                                            (20,625)         (20,557)
                                                                         --------------    -------------
   Cash (used in) Continuing Operations                                        (83,082)         (21,591)
   Cash (used in) Discontinued Operations                                          (59)           3,001
                                                                         --------------    -------------
Net Cash (used in) Financing Activities                                        (83,141)         (18,590)
                                                                         --------------    -------------

Cash and Temporary Cash Investments:
Net change for the period                                                       61,493          (11,803)
Balance at beginning of period                                                  28,614           18,910
                                                                         --------------    -------------
Balance at end of period                                                      $ 90,107          $ 7,107
                                                                         ==============    =============


                 The accompanying Notes to the Consolidated Financial
              Statements are an integral part of the financial statements.

                            UIL HOLDINGS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(A)  STATEMENT OF ACCOUNTING POLICIES

BASIS OF PRESENTATION

UIL Holdings Corporation (UIL Holdings) was formed in July 2000 and is an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935. Through its various subsidiaries, UIL Holdings operates in two principal lines of business: utility and non-utility. The utility business consists of the electric transmission and distribution operations of The United Illuminating Company (UI). The non-utility business consists of the operations of Xcelecom, Inc. (Xcelecom), two entities which indirectly support the operations of their respective passive investments, United Capital Investments, Inc. (UCI) and United Bridgeport Energy, Inc. (UBE), and until the completion of its sale to CheckFree Corporation (CheckFree) on June 22, 2004, included the operations of American Payment Systems, Inc. (APS). UIL Holdings is headquartered in New Haven, Connecticut, where its senior management maintains offices and is responsible for overall planning, operating and financial functions. UIL Holdings' Consolidated Financial Statements should be read in conjunction with the restated consolidated financial statements and the notes to the restated consolidated financial statements which will be included in UIL Holdings' Annual Report on Form 10-K/A for the year ended December 31, 2003, which will be filed prior to September 30, 2004. Such notes are supplemented below.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. UIL Holdings believes that the disclosures made are adequate to make the information presented not misleading. The information presented in the consolidated financial statements reflects all adjustments which, in the opinion of UIL Holdings, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. All such adjustments are of a normal and recurring nature. The results for the six months ended June 30, 2004 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2004.

Certain amounts previously reported have been reclassified to conform to the current presentation.

RESTATEMENT

See "Note (B) - Capitalization - Long Term Debt" for discussion of the restatement of the consolidated statement of cash flows for the six month period ended June 30, 2003 included in this Form 10-Q. Additionally, as a result of such restatement as discussed in Note (B), UIL Holdings will be filing, prior to September 30, 2004, restated financial statements for this matter of 1) an amended Form 10-K for the year ended December 31, 2003 (such restatement reflecting adjustments of the same amount and nature as discussed in Note (B) for the consolidated balance sheet at December 31, 2002 and the consolidated statement of cash flows for the years ended December 31, 2003 and 2002) and 2) an amended Form 10-Q for the quarter ended March 31, 2004 (such restatements reflecting adjustment of the consolidated statement of cash flows for the three month period ended March 31, 2003).

                            UIL HOLDINGS CORPORATION

                                   (UNAUDITED)


PROPERTY, PLANT AND EQUIPMENT

UI accrues for estimated costs of removal for certain of its plant-in-service. Such removal costs are included in the approved rates used to depreciate these assets. At the end of the service life of the applicable assets, the accumulated depreciation in excess of the historical cost of the asset provides for the estimated cost of removal. In accordance with Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," UI's accrued costs of removal have been reclassified to a regulatory liability. The amount of accrued costs of removal reclassified to a regulatory liability as of June 30, 2004 amounted to $14.5 million. This reclassification is based upon UI's best estimate developed from its previous depreciation studies. UI has contracted for a new independent study to update its cost of removal accrual and amounts to be accrued in future years. The study is now underway and is expected to be completed by the end of the third quarter of 2004.

REVENUES

Prior to January 1, 2004, UI estimated its accrual for unbilled revenue based upon its system requirements less an estimated loss factor. Beginning in the first quarter of 2004, UI began utilizing a new customer accounting software package integrated with the network meter reading system to estimate unbilled revenue. This allows for the calculation of unbilled revenue on a customer-by-customer basis, utilizing actual daily meter readings at the end of each month to calculate consumption and pricing for each customer. Customers aggregating to approximately 70% of utility retail kilowatt-hour consumption are currently part of the network meter reading system. For those customers still requiring manual meter readings, consumption is estimated based upon historical usage and actual pricing for each customer. Conversion to the new methodology resulted in a non-recurring increase to unbilled revenue of approximately $2.6 million and a non-recurring increase to consolidated earnings per share of approximately $0.07 during the first quarter of 2004.

NOTES RECEIVABLE

In January 2004, all telephony assets of APS were transferred to one of UIL Holdings' non-utility subsidiaries. One of the assets transferred was a loan receivable related to the acquisition of Point of Sale Activation (POSA) technology in 2002. In connection with the acquisition of the POSA technology, APS loaned money to the vendor from which the technology was acquired. Subsequently, the vendor defaulted under the loan and as part of the foreclosure procedures the remaining loan balance was restructured. As consideration for an accelerated payment schedule, APS agreed to forgive a portion of the outstanding loan balance, bringing the restructured amount due to $1 million. As of June 30, 2004 the principal balance of the restructured loan was paid.

EARNINGS PER SHARE

The following tables present a reconciliation of the basic and diluted earnings per share calculations for the three and six months ended June 30, 2003 and 2004:

                                                   INCOME APPLICABLE TO      AVERAGE NUMBER OF      EARNINGS
                                                       COMMON STOCK         SHARES OUTSTANDING     PER SHARE
                                                       ------------         ------------------     ---------
                                                            (In Thousands, except per share amounts)
SIX MONTHS ENDED JUNE 30:
2004
----
Basic earnings from continuing operations                   $16,058                 14,347            $1.12
Basic earnings from discontinued operations                  49,808                 14,347             3.47
                                                  ------------------------ ---------------------- -------------
Basic earnings                                               65,866                 14,347             4.59
Effect of dilutive stock options (1)                              -                     39            (0.01)
                                                  ------------------------ ---------------------- -------------
Diluted earnings                                            $65,866                 14,386            $4.58
                                                  ======================== ====================== =============

2003
----
Basic earnings from continuing operations                   $10,494                 14,283            $0.74
Basic earnings from discontinued operations                    (927)                14,283            (0.07)
                                                  ------------------------ ---------------------- -------------
Basic earnings                                                9,567                 14,283             0.67
Effect of dilutive stock options                                  -                      7               -
                                                  ------------------------ ---------------------- -------------
Diluted earnings                                             $9,567                 14,290            $0.67
                                                  ======================== ====================== =============

THREE MONTHS ENDED JUNE 30:
2004
----
Basic earnings from continuing operations                   $10,366                 14,359            $0.72
Basic earnings from discontinued operations                  48,365                 14,359             3.37
                                                  ------------------------ ---------------------- -------------
Basic earnings                                               58,731                 14,359             4.09
Effect of dilutive stock options (1)                              -                     33            (0.01)
                                                  ------------------------ ---------------------- -------------
Diluted earnings                                            $58,731                 14,392            $4.08
                                                  ======================== ====================== =============

2003
----
Basic earnings from continuing operations                    $4,976                 14,286            $0.35
Basic earnings from discontinued operations                    (675)                14,286            (0.05)
                                                  ------------------------ ---------------------- -------------
Basic earnings                                                4,301                 14,286             0.30
Effect of dilutive stock options                                  -                     16               -
                                                  ------------------------ ---------------------- -------------
Diluted earnings                                             $4,301                 14,302            $0.30
                                                  ======================== ====================== =============

(1) Dilutive stock options do not impact the earnings from continuing operations, but dilute the earnings from discontinued operations by $0.01 per share.

STOCK-BASED COMPENSATION

Effective January 1, 2003, UIL Holdings adopted the fair value recognition provisions, under the prospective method, of SFAS No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No. 123, "Accounting for Stock-Based Compensation." Under this statement, UIL Holdings has recorded compensation expense prospectively for stock options granted, modified, or settled after January 1, 2003. There were 37,919 stock options granted during the first half of 2004 at an average exercise price of $47.44. All stock options granted during 2004 were granted pursuant to the "reload" feature of the UIL Holdings 1999 Amended and Restated Stock Plan
(Plan). UIL Holdings records compensation expense related to stock options based on the most recently available fair-value estimates calculated by an independent party utilizing the binomial option-pricing model. In 2004, UIL Holdings received updated calculations which more accurately reflected the fair-value estimates of stock options granted throughout 2003 and 2004. As a result, UIL Holdings recorded an adjustment in the first quarter of 2004 reducing compensation expense by $0.2 million, after tax, to properly reflect the amount of compensation expense which would have been recorded to date if the more accurate fair-value estimates had been used since the date of grant. No compensation expense was recorded prior to January 1, 2003 as UIL Holdings accounted for employee stock-based compensation in accordance with Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees," as permitted by SFAS No. 123.

Beginning in 2004, UIL Holdings will no longer grant new stock options, other than new grants pursuant to the "reload" feature of the Plan. Although new stock options will not be granted, compensation expense related to options granted during 2003, as well as any new stock options granted under the "reload" feature of the Plan, will continue to be recorded ratably over the vesting periods associated with such options. In 2004, UIL Holdings implemented a performance-based long term incentive arrangement under the Plan pursuant to which certain members of management have the opportunity to earn no more than a pre-determined number of "performance" shares of stock, the number of which is predicated upon the achievement of various pre-defined performance measures. These "performance" shares of stock vest over a three year cycle with the actual issuance of stock following the end of each three year cycle. A new three year cycle begins in January of each year. UIL Holdings records compensation expense for these "performance" shares ratably over the three year period, based on the value of the expected payout at the end of each year relative to the performance measures achieved.

The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                 THREE MONTHS ENDED               SIX MONTHS ENDED
                                                      JUNE 30,                        JUNE 30,
                                                 2004            2003           2004            2003
                                                 ----            ----           ----            ----
                                                       (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net Income, as reported                        $58,731          $4,301        $65,866           $9,567
Add: Stock-based compensation
 expense included in reported
 net income, net of related tax effects            181              97            181               97
Deduct: Total stock-based compensation
 determined under fair value based
 method for all stock grants, net of
 related tax effect                                353             286            503              476
                                            ---------------- ------------- --------------- ----------------

Pro forma net income                           $58,559          $4,112        $65,544           $9,188
                                            ================ ============= =============== ================

Earnings per share:
 Basic - as reported                             $4.09           $0.30         $4.59             $0.67
                                            ================ ============= =============== ================

 Basic - proforma                                $4.08           $0.29         $4.57             $0.64
                                            ================ ============= =============== ================

 Diluted - as reported                           $4.08           $0.30         $4.58             $0.67
                                            ================ ============= =============== ================

 Diluted - proforma                              $4.07           $0.29         $4.56             $0.64
                                            ================ ============= =============== ================

On March 22, 2004, UIL Holdings granted 13,200 shares of restricted stock to directors. The average market price on the date of grant was $46.67 per share. Compensation expense for this restricted stock is recorded ratably over the three year vesting period for such restricted stock.

COMPREHENSIVE INCOME

Comprehensive income for the six months ended June 30, 2004 included net income less a minimum pension liability adjustment of approximately $0.5 million, after-tax, related to the non-qualified pension plans. Comprehensive income for the three months ended June 30, 2004, as well as for the three and six months ended June 30, 2003, was equal to net income as reported.

(B)  CAPITALIZATION

COMMON STOCK

UIL Holdings had 14,515,822 shares of its common stock, without par value, outstanding at June 30, 2004, of which 146,687 shares were unallocated shares held by UI's 401(k)/Employee Stock Ownership Plan (KSOP) and not recognized as outstanding for the purpose of calculating earnings per share.

UI has an arrangement under which it loaned $11.5 million to the KSOP. Prior to the formation of UIL Holdings, the trustee for the KSOP used the funds to purchase 328,300 shares of UI common stock in open market transactions. On July 20, 2000, effective with the formation of a holding company structure, unallocated shares held by the KSOP were converted into shares of UIL Holdings' common stock. The shares will be allocated to employees' KSOP accounts, as the loan is repaid, to cover a portion of the required KSOP contributions. Compensation expense is recorded when shares are committed to be allocated based on the fair market value of the stock. The loan will be repaid by the KSOP over a twelve-year period ending October 1, 2009, using employer contributions and UIL Holdings' dividends paid on the unallocated shares of the stock held by the KSOP. Dividends on allocated shares are charged to retained earnings. As of June 30, 2004, 146,687 shares, with a fair market value of $7.1 million, had been purchased by the KSOP and had not been committed to be released or allocated to KSOP participants.

LONG-TERM DEBT

On December 2, 2002, UI purchased $25 million principal amount of Pollution Control Revenue Refunding Bonds, 1999 Series, due December 1, 2029 (the 1999 Series Bonds), issued by the Business Finance Authority of the State of New Hampshire (BFA) in connection with a loan by the BFA to UI. Under a borrowing agreement between UI and the BFA, UI is required to pay to the BFA, via a trust established for such purpose, an amount equal to the principal and interest on the 1999 Series Bonds. UI held the 1999 Series Bonds during the period when the borrowing agreement between UI and the BFA was amended to provide UI more remarketing flexibility. On February 5, 2003, the 1999 Series Bonds were sold to investors at a fixed interest rate of 3.25% that will remain in effect until December 3, 2007.

UIL Holdings originally accounted for the purchase of the 1999 Series Bonds as an investment, and continued to carry a $25 million liability for the bonds. Upon further review of this transaction, and in accordance with the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," UIL Holdings has determined that during the period from December 2002 through February 2003 that the 1999 Series Bonds were held by UI as an investment, it should have presented the transaction as an extinguishment of debt, because UI is the primary obligor of the bonds. This would have resulted in UI extinguishing the liability upon purchase of the $25 million principal amount of BFA bonds, rather than showing both an investment and offsetting liability for such amount. This change in presentation would have had no impact on the results of operations for either 2002 or 2003. The impact to the consolidated statement of cash flows results in a reclassification of the use of $25 million for the purchase of the bonds in December 2002, and the subsequent source of $25 million when the bonds were sold to investors in February 2003, to a financing activity as opposed to prior presentation as an investing activity. The consolidated statement of cash flows presented herein reflects this reclassification.

The following table presents a reconciliation of the amounts originally reported in the financing and investing sections of the consolidated statement of cash flows to the amounts currently reported, as restated, for the six months ended June 30, 2003:

                                                   SIX MONTHS ENDED                               SIX MONTHS ENDED
                                                     JUNE 30, 2003                                  JUNE 30, 2003
                                               (AS ORIGINALLY REPORTED)       RESTATEMENT           (AS RESTATED)
                                               -------------------------- --------------------- ----------------------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Loan to Cross-Sound Cable Project                    $(22,940)          $           -                $(22,940)
  Deferred payments in prior acquisitions                (2,757)                      -                  (2,757)
  Sale of pollution control refunding
     revenue bonds                                       25,000                 (25,000)                      -
  Plant expenditures                                    (26,694)                                        (26,694)
                                                                                      -
  Changes in restricted cash                              3,374                       -                   3,374
                                               -------------------------- --------------------- ----------------------
  Cash used in Continuing Operations                    (24,017)                (25,000)                (49,017)
  Cash used in Discontinued Operations                   (3,473)                      -                  (3,473)
                                               -------------------------- --------------------- ----------------------
NET CASH USED IN INVESTING ACTIVITIES                  $(27,490)               $(25,000)               $(52,490)
                                               ========================== ===================== ======================

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Issuances of common stock                          $      677             $         -              $      677
  Sale of pollution control refunding
     revenue bonds                                            -                  25,000                  25,000
  Notes payable                                         (26,479)                      -                 (26,479)
  Lease obligations                                        (232)                      -                    (232)
  Payment of common stock dividend                      (20,557)                      -                 (20,557)
                                               -------------------------- --------------------- ----------------------
  Cash used in Continuing Operations                    (46,591)                 25,000                 (21,591)
  Cash provided by Discontinued
     Operations                                           3,001                       -                   3,001
                                               -------------------------- --------------------- ----------------------
NET CASH USED IN FINANCING ACTIVITIES                  $(43,590)                $25,000                $(18,590)
                                               ========================== ===================== ======================


On February 2, 2004, the interest rate on $7.5 million principal amount of Pollution Control Revenue Refunding Bonds, 1996 Series, due June 1, 2026, issued by the Connecticut Development Authority (CDA), was reset from 4.35% to 3.00%. The new interest rate will remain in effect for a five-year period to February 1, 2009. UI is obligated, under its borrowing agreement with the CDA, to pay to the CDA an amount equal to the principal and interest on the bonds. Interest is payable semi-annually on August 1st and February 1st.

On February 2, 2004, the interest rate on $98.5 million principal amount of Pollution Control Revenue Refunding Bonds, 1997 Series, due July 1, 2027, issued by the Business Finance Authority of the State of New Hampshire (BFA), was reset. The interest rate on $27.5 million principal amount of the bonds was reset from 3.75% to 2.05% for a one-year period to February 1, 2005. The interest rate on $71 million principal amount of the bonds was reset from 4.55% to 3.50% for a five-year period to February 1, 2009. UI is obligated, under its borrowing agreement with the BFA, to pay the BFA an amount equal to the principal and interest on the bonds. Interest is payable semi-annually on August 1st and February 1st.

(C)  REGULATORY PROCEEDINGS

RATE CASE

On February 18, 2004, the Connecticut Department of Public Utility Control
(DPUC) issued a final decision related to UI's request for recovery of increased pension and postretirement benefits expenses. The decision approved, with DPUC-required modifications, a settlement agreement reached between UI and the Prosecutorial Division of the DPUC providing for the annual recovery by UI of an additional $5.2 million of expenses. The settlement also modified the earnings sharing mechanism from 50% to shareholders and 50% to customers, to 100% to customers, with the entire customer portion being utilized to reduce stranded costs. The settlement agreement also stipulated that UI will not file a rate case before January 1, 2005. Although $5.2 million is not sufficient to offset the increased costs fully, it does provide for recovery of expenses above the level previously included in rates. The recovery provided for in this decision was provided prospectively and is reflected in the results of operations effective as of the date of the decision.

On April 2, 2004, the Office of Consumer Counsel (OCC) appealed the DPUC decision to the Connecticut Superior Court. In late April 2004, the DPUC, on its own motion, reopened the docket related to UI's recovery of increased pension costs, and at the end of June 2004, the DPUC issued an "interim draft decision" that, if adopted as a final decision, states that it "rescinds" the February 18, 2004 decision. Written exceptions have been filed by participants in the docket. UI's written exceptions assert that the "interim draft decision" could not lawfully be adopted, without change, as the final decision. Oral arguments have been scheduled, and a final decision is expected to be issued in the third quarter of 2004.

UI has taken substantial actions in 2003 and 2004 to mitigate the effect of these increased pension and postretirement benefits expenses and also to reduce the increases themselves through contributing $57 million in cash to the pension plan since the docket was initially reopened in November 2002. These actions, along with unanticipated sales growth, have allowed UI to mitigate the effect of the increased pension and postretirement expenses to date. However, this issue continues to generate administrative and court litigation, along with regulatory uncertainty. As a result, in its written exceptions filed, UI has proposed that the DPUC modify the February 18, 2004 decision to provide for a termination date of the ratemaking set forth in that decision as of the date of the final decision in this reopened docket. UI proposed that as of such date, UI's ratemaking would return to the ratemaking in effect on February 17, 2004, the day before the February 18, 2004 decision, effectively eliminating the annualized $5.2 million of incremental recovery on a going forward basis. This proposal would also include restoration of accelerated amortizations, sharing at 50% to customers and 50% retained by UI for earnings in excess of 10.45%, and no restrictions regarding the filing of a rate case. The 50% sharing to customers includes 25% used to reduce stranded costs and 25% returned to customers via bill surcredits.

UI believes that any attempt by the DPUC to retroactively adjust such recoveries would be unlawful. Draft decisions may change, and do not necessarily indicate the ultimate outcome of the DPUC's final decision. As of June 30, 2004, UI has recovered approximately $2 million in accordance with the February 18, 2004 decision, which equates to approximately $0.08 per share, after-tax.

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

The sale of UI's 17.5% interest in Seabrook Station and the termination of the sale/leaseback of a portion of its interest in Seabrook Unit 1 was consummated on November 1, 2002. In compliance with the Connecticut electric industry restructuring legislation, the net-of-tax gain on these transactions, after adjusting for transaction costs and sale-related costs, was used to reduce UI's stranded costs. In UI's compliance filing with the DPUC on April 30, 2003, UI reported a net-of-tax gain of approximately $5 million. A final decision was issued on March 3, 2004, approving UI's calculation without modification. As a result, UI reduced its reserves by approximately $1.4 million during the first quarter of 2004. In the second quarter of 2004, UI also reduced certain expense reserves by $1.1 million related to the sale due to the resolution of tax and other post-closing issues.

OTHER REGULATORY MATTERS

                      DEPARTMENT OF PUBLIC UTILITY CONTROL

UI generally has several regulatory proceedings open and pending at the DPUC at any given time. Examples of such proceedings include an annual DPUC review and reconciliation of UI's competitive transition assessment (CTA) and systems benefits charge revenues and expenses, dockets to consider specific restructuring or electricity market issues, consideration of specific rate or customer issues, and review of conservation programs. In a specific restructuring docket, the DPUC, on April 21, 2004, issued an interim decision with respect to the framework for developing a process to lead to electric suppliers' offering an alternative transition standard offer as contemplated in Public Act 03-135. UI's management does not expect there to be any material effect on UI's earnings or financial condition as a result of an alternative transitional standard offer.

Public Act 03-6 of the June 30, 2003 special session and Public Act 03-1 of the September 8, 2003 special session of the Connecticut General Assembly provide for the period February 1, 2003 through July 31, 2005, for certain of the funds collected by electric distribution companies from retail customers in the Conservation and Load Management (C&LM) charge to be transferred to the general funds of the state. The legislation provides that the transfer of funds would not occur provided that the C&LM and Renewable Energy Investment (REI) funds are securitized for two fiscal years beginning July 1, 2003, through the state's issuance of rate reduction bonds secured by customer revenue streams. On October 28, 2003, the DPUC issued a financing order providing for the issuance of rate reduction bonds by the State of Connecticut, adjustment of the C&LM and REI charges, and an increase in the corresponding CTA charge on customers' bills.

The rate reduction bonds were issued by the state during the second quarter of 2004. The amounts collected through the CTA for servicing of the rate reduction bonds will not be revenue to UI. As a result, the securitization will have the effect of reducing UI's revenue by approximately $6.5 million annually, with such amounts to be utilized for debt service for the state's rate reduction bonds. Absent securitization, these amounts would otherwise have been utilized for C&LM or REI and recorded as expense. UI's management does not expect there to be any material effect on UI's earnings or financial condition as a result of such securitization.

On June 23, 2004, the DPUC approved UI's request to amend its Purchase Power Adjustment Clause to allow UI to apply the clause to special contract customers. The DPUC also approved a Purchased Power Adjustment rate of $0.00264 per kWh to be applied against special contract load to reflect the increased cost to serve these customers. This will allow UI to recover changes in the cost to procure energy as it relates to special contract customers. The decision does not explicitly order the accounting for the increased costs of $0.8 million related to UI's special contract customers for the period from January 1, 2004 through June 22, 2004 (the day before the effective date of the final decision). These actual costs to procure power for UI's special contract customers are being accounted for as a generation services charge (GSC) expense, which will flow through the annual CTA/SBC Reconciliation filing for 2004. This treatment is consistent with the final decision in this regulatory docket and with the statements in the 1998 and 2003 restructuring legislation (PA 98-28 and PA 03-135, as amended in part by PA 03-221) that the distribution company is entitled to recover its full cost of procuring power for customers who do not choose an alternate supplier. UI has filed a request for clarification with the DPUC regarding this treatment. This is not expected to impact net income as the CTA and GSC are pass-through components.

                   FEDERAL ENERGY REGULATORY COMMISSION (FERC)

UI has constructed transmission facilities to connect the 330-megawatt transmission cable, connecting Connecticut and Long Island under Long Island Sound, owned by Cross-Sound Cable Company, LLC (Cross-Sound) to the New England Power Pool (NEPOOL) transmission grid. Cross-Sound has paid UI $2.6 million for the construction costs. The FERC has clarified that UI will not be required to reimburse Cross-Sound for any of the construction monies received. A request by Cross-Sound for a rehearing was rejected by the FERC. On March 31, 2004 Cross-Sound and UI reached a tentative settlement agreement on the annual facilities charge issue. The settlement has been filed with the FERC and the FERC staff has recommended commission approval.

               REGIONAL TRANSMISSION ORGANIZATION FOR NEW ENGLAND

On March 24, 2004, the FERC conditionally approved ISO New England Inc.'s (ISO-NE) joint proposal with the New England Transmission Owners for the creation of a Regional Transmission Organization (RTO). ISO-NE expects that the creation of an RTO for New England will strengthen the independent oversight of the region's bulk power system and wholesale electricity marketplace. UI is a signatory to the filing and has the opportunity to join the New England RTO and become eligible for the FERC's transmission return on equity (ROE) joining incentive (50 basis points above the approved transmission base return on equity). The RTO could become operational by the end of 2004. The FERC has scheduled hearing dates in the fourth quarter of 2004, for consideration of the ROE of 12.8% requested by the Transmission Owners (TOs). The TOs will be allowed to charge the requested ROE from the time the RTO becomes operational until the final FERC decision, subject to refund. The TOs have filed a request for clarification on several items in the FERC decision and a request for rehearing regarding several others. The TOs have reached a tentative agreement, subject to final contract language and FERC approval, with RTO opponents regarding a number of outstanding issues.


(D)  SHORT-TERM CREDIT ARRANGEMENTS

UIL Holdings has a money market loan arrangement with JPMorgan Chase Bank. This is an uncommitted short-term borrowing arrangement under which JPMorgan Chase Bank may make loans to UIL Holdings for fixed maturities from one day up to six months. JPMorgan Securities, Inc. acts as an agent and sells the loans to investors. The fixed interest rates on the loans are determined based on conditions in the financial markets at the time of each loan. As of June 30, 2004, UIL Holdings did not have any borrowings outstanding under this arrangement.

On July 29, 2004, UIL Holdings entered into a revolving credit agreement with a group of banks that extends to July 28, 2007. The borrowing limit of this facility is $100 million. The facility permits UIL Holdings to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits UIL Holdings to borrow money for fixed periods of time specified by UIL Holdings at fixed interest rates determined by the Eurodollar interbank market in London (LIBOR). If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of UIL Holdings and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to UIL Holdings under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of June 30, 2004, UIL Holdings did not have any short-term borrowings outstanding under a revolving credit agreement that expired on July 29, 2004.

On July 30, 2004, Xcelecom amended its existing revolving credit agreement with two banks to extend the term to June 30, 2005. This agreement, as amended, provides for a $30 million revolving loan facility available to meet working capital needs, and up to $5 million in capital equipment needs, and to support standby letters of credit issued by Xcelecom in the normal course of its business. Capital equipment loans under this facility can be converted to amortizing term loans with a maturity of up to four years. This agreement also provides for the payment of interest at a rate, at the option of Xcelecom, based on the agent bank's prime interest rate or LIBOR. All borrowings outstanding under this agreement are secured solely by assets of Xcelecom and its subsidiaries. As of June 30, 2004, Xcelecom did not have any borrowings outstanding under the revolving working capital balance under this facility. Xcelecom had $1.1 million of capital equipment funding that had been converted to term notes outstanding and standby letters of credit of $5 million outstanding at June 30, 2004 under the facility.

(E) INCOME TAXES

                                                          Three Months Ended                      Six Months Ended
                                                               June 30,                               June 30,
                                                        2004               2003               2004               2003
                                                        ----               ----               ----               ----
                                                            (In Thousands)                         (In Thousands)
Income tax expense for continuing operations consists of:
Income tax provisions (benefit):
  Current
         Federal                                        $5,404         $    4,597             $8,252          $  12,325
         State                                           2,205              1,777              3,624              4,454
                                                   ---------------     --------------     --------------     --------------
           Total current                                 7,609              6,374             11,876             16,779
                                                   ---------------     --------------     --------------     --------------
  Deferred
         Federal                                           334               (325)             2,503             (3,259)
         State                                            (683)              (694)              (948)            (2,050)
                                                   ---------------     --------------     --------------     --------------
           Total deferred                                 (349)            (1,019)             1,555             (5,309)
                                                   ---------------     --------------     --------------     --------------
  Investment tax credits                                  (100)              (147)              (205)              (295)
                                                   ---------------     --------------     --------------     --------------
    Total income tax expense                            $7,160         $    5,208            $13,226         $   11,175
                                                   ===============     ==============     ==============     ==============

Income tax components charged as follows:
  Operating tax expense                                 $9,080         $    5,711            $14,800           $ 11,283
  Nonoperating tax benefit                              (1,920)              (503)            (1,574)              (108)
                                                   ---------------     --------------     --------------     --------------
    Total income tax expense                            $7,160         $    5,208            $13,226          $  11,175
                                                   ===============     ==============     ==============     ==============

Legislation enacted in Connecticut on February 28, 2003 imposed a 20% surcharge on the corporation business tax for the year 2003 only. This surcharge, which was made retroactive to January 1, 2003, effectively increased the statutory rate of the Connecticut corporation business tax from 7.5% to 9.0% for the year 2003. Due to this change, the combined effective federal and state income tax rate for UIL Holdings' Connecticut-based entities was 40.85% for the year 2003.

In addition, legislation was also enacted in Connecticut on August 16, 2003 which imposes a 25% surcharge on the corporation business tax for the year 2004. This surcharge increases the statutory rate of Connecticut corporation business tax from 7.5% to 9.375% for the year 2004 only. Due to this change, the combined effective statutory federal and state income tax rate for UIL Holdings' Connecticut based entities increases slightly from 40.85% for the year 2003 to 41.094% for the year 2004.

The effective income tax rates for the three and six months ended June 30, 2004 were 40.60% and 45.16%, respectively, as compared to 51.00% and 51.50% for the three and six months ended June 30, 2003, respectively. The decreases in the 2004 rates are due primarily to (1) adjustments to deferred income tax reserves associated with CTA and (2) differences in the amounts of book depreciation in excess of non-normalized tax depreciation.

                          UIL HOLDINGS CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                   (Unaudited)
(F) SUPPLEMENTARY INFORMATION

                                                                    Three Months Ended          Six Months Ended
                                                                         June 30,                   June 30,
                                                                    2004          2003         2004          2003
                                                                    ----          ----         ----          ----
                                                                      (In Thousands)             (In Thousands)
Operating Revenues
------------------
Utility
    Retail                                                         $ 159,977     $ 143,107   $ 327,748     $ 293,081
    Wholesale                                                          6,144         5,409      12,358        12,971
    Other                                                              9,472         7,567      17,330        15,323
Non-utility businesses
    Xcelecom                                                          85,119        74,532     152,668       143,474
    Other                                                                 23             6          58            11
                                                                  ----------     ---------   ----------    ----------
         Total Operating Revenues                                  $ 260,735     $ 230,621   $ 510,162     $ 464,860
                                                                  ===========    =========   ==========    ==========
Sales by Class (megawatt-hours)
-------------------------------
    Retail (1)
    Residential                                                      508,044       473,389   1,146,330     1,074,022
    Commercial                                                       633,333       603,725   1,271,144     1,212,112
    Industrial                                                       234,414       237,410     469,384       464,335
    Other                                                              9,518         9,640      21,399        22,473
                                                                  -----------    ---------   ----------    ----------
                                                                   1,385,309     1,324,164   2,908,257     2,772,942
    Wholesale                                                        122,765       117,263     233,414       231,927
                                                                  -----------    ---------   ----------    ----------
         Total Sales by Class                                      1,508,074     1,441,427   3,141,671     3,004,869
                                                                  ===========    =========   ==========    ==========
Fuel and Energy
---------------
    Fuel and Energy Expense                                          $87,021       $68,358    $180,652      $140,766
    Purchase Power above market fuel expense credit (2)               (5,693)       (5,992)    (11,386)      (11,918)
                                                                  -----------    ----------   ---------    ----------
         Total Fuel and Energy Expense                              $ 81,328      $ 62,366   $ 169,266     $ 128,848
                                                                  ===========    ==========   =========    ==========
Depreciation and Amortization
-----------------------------
    Utility property, plant, and equipment                           $ 7,262       $ 6,779    $ 14,757      $ 13,785
    Non-utility business property, plant and equipment                   884           853       1,756         1,724
                                                                   ----------    ----------   ---------    ----------
         Total Depreciation                                            8,146         7,632      16,513        15,509
                                                                   ----------    ----------   ---------    ----------
    Amortization of nuclear plant regulatory assets                    1,471         5,923       4,118        16,524
    Amortization of purchase power contracts (2)                       5,693         5,992      11,386        11,918
    Amortization of other CTA regulatory assets                          283           283         566           543
    Amortization of cancelled plant                                        -           293           -           586
                                                                   ----------    ----------   ---------    ----------
         Subtotal CTA Amortization                                     7,447        12,491      16,070        29,571
    Amortization of intangibles                                          311           340         624           675
    Amortization of other regulatory assets                              243         1,143         430         2,286
                                                                   ----------    ----------   ---------    ----------
         Total Amortization                                            8,001        13,974      17,124        32,532
                                                                   ----------    ----------   ---------    ----------
         Total Depreciation and Amortization                        $ 16,147      $ 21,606    $ 33,637      $ 48,041
                                                                   ==========    ==========   =========    ==========
Taxes - Other than Income Taxes
-------------------------------
    Operating:
       Connecticut gross earnings                                    $ 6,179       $ 6,095    $ 12,205      $ 12,516
       Local real estate and personal property                         2,497         2,611       5,039         5,203
       Payroll taxes                                                   1,265         1,235       3,442         3,110
                                                                   ----------    ----------   ---------    ----------
         Total Taxes - Other than Income Taxes                       $ 9,941       $ 9,941    $ 20,686      $ 20,829
                                                                   ==========    ==========   =========    ==========

Other Income (Expense), net
---------------------------
    Interest income                                                    $ 351         $ 320       $ 724         $ 509
    Allowance for funds used during construction                         357           643         823         1,299
    Equity earnings from Connecticut Yankee                               65            71         131           156
    Non-utility business passive expense                              (1,218)         (632)     (4,155)       (2,778)
    Seabrook reserve reduction                                         1,122             -       2,477             -
    Miscellaneous other income and (expense) - net                       754           324       2,831         1,105
                                                                   ----------    ----------   ---------    ----------
         Total Other Income (Expense), net                           $ 1,431         $ 726     $ 2,831         $ 291
                                                                   ==========    ==========   =========    ==========

Other Interest, net
-------------------
    Notes payable                                                      $ 246         $ 146       $ 537         $ 270
    Other                                                                522           165         953           308
                                                                   ----------    ----------   ---------    ----------
         Total Other Interest, net                                     $ 768         $ 311     $ 1,490         $ 578
                                                                   ==========    ==========   =========    ==========

(1) Includes 46 thousand megawatt hour non-recurring adjustment associated with a change in accounting estimate to unbilled revenue recognized in the first quarter of 2004.
(2) The amortization of this regulatory asset is a cash neutral item, as there is an offsetting liability which is relieved through a credit to fuel and energy expense.

(G)  PENSION AND OTHER BENEFITS

UI's qualified pension plan covers substantially all of its employees, the employees of UIL Holdings and APS, and certain management employees of Xcelecom and UCI. APS and Xcelecom employees no longer benefit from contributions under the plan, but any benefits accrued to them, through April 2003 for APS, and December 2003 for Xcelecom, remain in the plan. Effective on June 22, 2004 with the completion of the sale of APS, those active APS employees who had not vested in the amount of their benefits accrued through April 2003 were granted full vesting in those benefits. UI also has a non-qualified supplemental plan for certain executives and a non-qualified retiree-only plan for certain early retirement benefits.

The funding policy for the qualified plan is to make annual contributions that satisfy the minimum funding requirements of ERISA but that do not exceed the maximum deductible limits of the Internal Revenue Code. These amounts are determined each year as a result of an actuarial valuation of the plan. The contribution to the pension plan for 2004 is expected to be $11.2 million.

There is potential variability to the pension expense calculation depending on changes in the pension rate components: if there were a plus or minus 1/4% change in the discount rate assumed at 6%, the pension expense would change by minus or plus $0.8 million, respectively; if there were a 1% change in the expected return on assets, the pension expense would change by plus or minus $2.5 million.

In addition to providing pension benefits, UI also provides other postretirement benefits (OPEB), consisting principally of health care and life insurance benefits, for retired employees and their dependents. Employees whose sum of age and years of service at time of retirement is equal to or greater than 85 (or who are 62 with at least 20 years of service) are eligible for benefits partially subsidized by UI. The amount of benefits subsidized by UI is determined by age and years of service at retirement. For funding purposes, UI established a Voluntary Employees' Benefit Association Trust (VEBA) to fund OPEB for UI's union employees. No contribution is expected in 2004 for this fund. There is potential variability in the calculation of OPEB plan expenses depending on changes in the major rate components of the VEBA: if there were a plus or minus 1/4% change in the discount rate assumed, the OPEB plan expenses would change by plus or minus $0.1 million; if there were a 1% change in the expected return on VEBA assets, the OPEB plan expenses would change by plus or minus $0.2 million.

The following tables represent the components of net periodic benefit cost for the pension and OPEB for the 2004 plan projections.

                                                                    THREE MONTHS ENDED JUNE 30,
                                                        PENSION BENEFITS        OTHER POSTRETIREMENT BENEFITS
                                                      2004           2003            2004              2003
                                                      ----           ----            ----              ----
                                                                         (In Thousands)
Components of net periodic benefit cost:
   Service cost                                         $1,586         $1,554          $   231          $   194
   Interest cost                                         4,508          4,455              764              789
   Expected return on plan assets                       (5,012)        (3,545)            (327)            (303)
   Amortization of:
      Prior service costs                                  266            295              (45)             (45)
      Transition obligation (asset)                       (264)          (264)             265              265
      Actuarial (gain) loss                              1,666          1,879              422              407
   Settlements and curtailments                              -              -                -                -
                                                  -------------- -------------- ---------------- -----------------
   Net periodic benefit cost                            $2,750         $4,374           $1,310           $1,307
                                                  ============== ============== ================ =================

The following actuarial weighted average assumptions were used in calculating net periodic benefit cost:
   Discount rate                                        6.00%          6.75%            6.00%            6.75%
   Average wage increase                                4.50%          4.50%             N/A              N/A
   Return on plan assets                                8.00%          8.00%            8.00%            8.00%
   Pre-65 health care trend rate (current year)          N/A            N/A            13.00%           14.00%
   Pre-65 health care trend rate (2012+)                 N/A            N/A             5.50%            5.50%
   Post-65 health care trend rate (current year)         N/A            N/A             7.00%            7.50%
   Post-65 health care trend rate (2009+)                N/A            N/A             5.00%            5.00%
   N/A - not applicable.


                                                                     SIX MONTHS ENDED JUNE 30,
                                                        PENSION BENEFITS        OTHER POSTRETIREMENT BENEFITS
                                                      2004           2003            2004              2003
                                                      ----           ----            ----              ----
                                                                        (In Thousands)
Components of net periodic benefit cost:
   Service cost                                         $3,172         $3,108          $   462          $   388
   Interest cost                                         9,016          8,910            1,528            1,578
   Expected return on plan assets                      (10,024)        (7,090)            (654)            (606)
   Amortization of:
      Prior service costs                                  532            590              (90)             (90)
      Transition obligation (asset)                       (528)          (528)             530              530
      Actuarial (gain) loss                              3,332          3,758              844              814
   Settlements and curtailments                              -              -                -                -
                                                  -------------- -------------- ---------------- -----------------
   Net periodic benefit cost                            $5,500         $8,748           $2,620           $2,614
                                                  ============== ============== ================ =================

The following actuarial weighted average assumptions were used in calculating net periodic benefit cost:
   Discount rate                                        6.00%          6.75%            6.00%            6.75%
   Average wage increase                                4.50%          4.50%             N/A              N/A
   Return on plan assets                                8.00%          8.00%            8.00%            8.00%
   Pre-65 health care trend rate (current year)          N/A            N/A            13.00%           14.00%
   Pre-65 health care trend rate (2012+)                 N/A            N/A             5.50%            5.50%
   Post-65 health care trend rate (current year)         N/A            N/A             7.00%            7.50%
   Post-65 health care trend rate (2009+)                N/A            N/A             5.00%            5.00%
   N/A - not applicable.


(J)  COMMITMENTS AND CONTINGENCIES

OTHER COMMITMENTS AND CONTINGENCIES

                     CONNECTICUT YANKEE ATOMIC POWER COMPANY

On December 4, 1996, the Board of Directors of the Connecticut Yankee Atomic Power Company (Connecticut Yankee) voted unanimously to retire the Connecticut Yankee nuclear plant (the Connecticut Yankee Unit) from commercial operation. UI has a 9.5% stock ownership share in Connecticut Yankee, the value of which was $4 million as of June 30, 2004. The power purchase contract under which UI had purchased its 9.5% entitlement to the Connecticut Yankee Unit's power output permits Connecticut Yankee to recover 9.5% of all of its costs from UI. A decision by the FERC that became effective on August 1, 2000 allows Connecticut Yankee to collect through the power contracts with the unit's owners the FERC-approved decommissioning costs, other costs associated with the permanent shutdown of the Connecticut Yankee Unit, the unrecovered investment in the Connecticut Yankee Unit, and a return on equity of 6%.

As part of an ongoing review process, management of Connecticut Yankee has prepared an updated estimate of the cost of decommissioning its nuclear unit, as part of its transition to self performance of decommissioning. Connecticut Yankee's updated cost estimate (2003 Estimate) includes an increase of approximately $273 million over the cost estimate reported in November 2002.

The $273 million increase in the decommissioning cost estimate primarily reflects the impacts of the termination of the turnkey decommissioning contractor, Bechtel Power Corporation, (Bechtel) in July 2003. Connecticut Yankee terminated its decommissioning contract with Bechtel in July 2003 due to Bechtel's history of incomplete and untimely performance and refusal to perform remaining decommissioning work. In June 2003, Bechtel filed a complaint against Connecticut Yankee in Connecticut Superior Court asserting a number of claims, including wrongful termination. In August 2003, Connecticut Yankee filed a counterclaim, including counts for breach of contract, negligent misrepresentation and breach of duty of good faith and fair dealing. Bechtel has departed the site and the decommissioning responsibility has been transitioned to Connecticut Yankee, which has recommenced the decommissioning process. Connecticut Yankee continues to prosecute its counterclaims for excess completion costs and other damages against Bechtel in Connecticut Superior Court. Discovery is underway and a trial has been scheduled for May 2006. The 2003 Estimate does not include any allowance for cost recovery in this matter.

On June 18, 2004, Bechtel filed a Pre-Judgment Remedy Application (PJR) requesting a $93 million garnishment of the Decommissioning Trust (Trust), Connecticut Yankee shareholder payments to the Trust and any proceeds from the fuel disposal contract litigation pending between Connecticut Yankee and the U.S. Department of Energy as well as attachment of any Connecticut Yankee assets, including the Haddam Neck real property. On July 16, 2004, Connecticut Yankee filed its Objection to the PJR, which include a challenge to the legal availability of the remedies requested by Bechtel. On July 20, 2004 the court allowed the DPUC to intervene in the PJR proceeding for the limited purpose of objecting to Bechtel's requested garnishment of the Trust and related payments. The court scheduled an August 26, 2004 hearing on the legal availability of the remedies requested by Bechtel. A hearing on the other PJR issues, if necessary, has been scheduled to begin on October 19, 2004.

As part of the Connecticut Yankee April 2000 rate case settlement with the FERC, remaining decommissioning costs were originally estimated at $410 million. The original estimate was updated in November 2002 to increase the estimated decommissioning costs by approximately $140 million. The $140 million increase stemmed primarily from additional security costs, as well as the corollary economic impacts of increased insurance costs and other factors. Consequently, the total current cost estimate of approximately $823 million represents an aggregate increase of approximately $413 million over the April 2000 FERC rate case settlement. In addition, prior to the approval of the cost estimate in the 2000 FERC settlement, Connecticut Yankee had incurred approximately $184 million of decommissioning costs in the 1997-1999 time period.

UI's share of the estimated increased cost of $413 million over the estimate reported in November 2002 would be approximately $39.2 million. This increase will not impact current period earnings as the amounts will be deferred on the balance sheet pending resolution of the litigation and regulatory proceedings described herein. Ultimately, if this issue is resolved favorably, the costs will be recovered and therefore would not likely have a financial impact on the results of operations.

The 2003 Estimate has now been filed with the FERC as part of a July 1, 2004 rate application (the Filing) seeking additional funding to complete the decommissioning project and for storage of spent fuel through 2023. The filing (docket ER04-981), which was required to be made as part of the terms of the April 2000 rate case settlement agreement, requested that new rates take effect on January 1, 2005 (after suspension). The filing includes proposed increased decommissioning charges, based on the 2003 Estimate, as well as new annual charges for pension expense and costs of funding post-employment benefits other than pensions. The proposed $93 million annual decommissioning collection represents a significant increase in annual charges compared to the existing FERC approved decommissioning collection rate of $16.7 million per year. The FERC issued a notice of the Filing on July 6, 2004 indicating initially that intervention and protest filings would be due by July 22; however that date was extended to July 30, at the request of the DPUC. As of the date of this statement three non-utility interventions have been filed at the FERC by the DPUC, the OCC and the Massachusetts Attorney General. The process of resolving the matters in the Filing is likely to be contentious and lengthy.

On June 10, 2004, the DPUC and the OCC filed a petition (Petition) with the FERC seeking a declaratory order that Connecticut Yankee can recover all decommissioning costs from wholesale purchasers, including UI, but that those purchasers may not recover in their retail rates any costs that FERC might determine to have been imprudently incurred. UI, as well as Connecticut Yankee's other wholesale purchasers, have responded in opposition to the Petition, indicating that the order sought by the DPUC and OCC would violate the Federal Power Act and decisions of the U.S. Supreme Court, other federal and state courts, and FERC. The New Hampshire Public Service Commission filed an intervention notice in support of the Petition and Bechtel has filed an AMICUS brief in support of the Petition. The FERC has not acted on the Petition. UI would seek to recover any FERC-allowed rate increase from its retail customers through appropriate regulatory proceedings. The timing, amount and outcome of such regulatory proceedings cannot be predicted at this time.

Connecticut Yankee updates its cost to decommission the unit annually, or as needed, and provides UI with a projected recovery schedule depicting annual costs expected to be billed to UI, including a return on investment over the term of the projected recovery period. The present value of these costs is calculated using UI's weighted average cost of capital and, after consideration of recoverability, booked as a Connecticut Yankee Contract Obligation and a corresponding regulatory asset. At June 30, 2004, UI has regulatory approval to recover in future rates $23.8 million of its regulatory asset for Connecticut Yankee over a term ending in 2007. The remaining portion of the regulatory asset, as of June 30, 2004, was $27.4 million, consisting of $4 million of equity investment and $23.4 million of costs subject to a regulatory review and approval process in 2004. The $23.4 million subject to regulatory review and approval includes the present value of the revenue requirements to fund the increased costs described in the preceding paragraphs. The regulatory review and approval process may extend the recovery period beyond 2007. Although UI believes full regulatory recovery is probable because these costs are similar in nature to the costs already afforded regulatory treatment, the actual amounts subject to recovery may be different and will result from the legal and regulatory proceeding described herein. Such costs include increased security and insurance costs as a result of the terrorist attacks of September 11, 2001, as well as other cost increases to complete the decommissioning of the plant.

To the extent that the new estimates described above are related to spent fuel storage, they could be affected by the outcome of an ongoing dispute between the federal Department of Energy (DOE) and several utilities and states. Under the Nuclear Waste Policy Act of 1982 (the Act), the DOE is required to design, license, construct and operate a permanent repository for high-level radioactive waste and spent nuclear fuel. The Act requires the DOE to provide for the disposal of spent nuclear fuel and high-level waste from commercial nuclear plants through contracts with the owners. In return for payment of established disposal fees, the federal government was required to take title to and dispose of the utilities' high-level waste and spent nuclear fuel beginning no later than January 1998. After the DOE announced that its first high-level waste repository will not be in operation earlier than 2010, several utilities and states obtained a judicial declaration that the DOE has a statutory responsibility to take title to and dispose of high-level waste and spent nuclear fuel beginning in January 1998. Although the federal government now concedes that its failure to begin disposing of high-level waste and spent nuclear fuel in January 1998 constituted a breach of contract, it continues to dispute that the entities with which it had contracts are entitled to damages. Connecticut Yankee, together with two other New England based owners of shutdown nuclear generating plants, is seeking recovery of damages stemming from the breach by the U.S. Department of Energy under the 1983 contracts that were mandated by the U.S. Congress under the High Level Waste Act for purposes of disposal of spent fuel and high level waste including greater than class C waste. The trial for the damage claim, which had been pending in the Federal Court of Claims since March 1998, commenced on July 12, 2004 and is expected to continue for at least seven weeks. The amount of the claim for damages incurred through 2010 is approximately $197-$210 million depending on the discount rate applied. In addition, damages that will be incurred for periods beyond 2010 are being sought based on an annual dollar value for those incremental damages. The 2003 Estimate discussed above does not include any allowance for recovery of damages in this matter.

                                  HYDRO-QUEBEC

UI is a participant in the Hydro-Quebec transmission tie facility linking New England and Quebec, Canada. UI has a 5.45% participating share in this facility, which in aggregate has a maximum 2000 megawatt equivalent generation capacity value. UI is obligated to furnish a guarantee for its participating share of the debt financing for one phase of this facility. The original guarantee was entered into in April 1991 in the amount of $11.7 million. The amount of this guarantee is reduced monthly, proportionate with principal paid on the underlying debt. As of June 30, 2004, UI's guarantee for this debt was approximately $3.5 million.

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

             SITE DECONTAMINATION, DEMOLITION AND REMEDIATION COSTS

As a result of a 1992 DPUC retail rate decision, since January 1, 1993, UI had been recovering through retail rates $1.1 million per year of environmental remediation costs for the demolition and decontamination of its Steel Point Station property in Bridgeport. As a result of the Rate Case decision dated September 26, 2002, UI will recover the remaining $3 million of these costs ratably during the 2002 through 2004 time period. This amount reflects the remaining cost of cleaning up the property, assuming a zero sales value. Final costs will be offset by any sale price realized, and will be subject to regulatory true-up upon disposition of the property. UI is also replacing portions of the bulkhead at the Steel Point Station property. The work is expected to cost approximately $7.4 million and is currently expected to be completed in 2005. These costs are estimates based on the most current information available. Actual remediation and bulkhead replacement costs may be higher, or lower, than what is currently estimated. UI is entitled to reimbursement of these costs from the City of Bridgeport pursuant to UI's contract with the City.

Subsequent to the demolition of Steel Point Station, the adjacent East Main Street Substation was removed at the request of the City of Bridgeport. UI will undertake an environmental subsurface investigation of the former substation site, but potential environmental remediation costs, if any, cannot be estimated at this time. Concurrent with the removal of the East Main Street Substation in 2000, the Congress Street Substation was expanded to replace it. As of June 30, 2004, $8.9 million of the total cost is reimbursable from the City of Bridgeport. An additional $1.4 million of costs related to the Substation are transmission assets recoverable through regional transmission rates. UI is currently negotiating with the City of Bridgeport to settle all outstanding issues between the parties. In the event that an agreement cannot be reached, UI will move forward with previously initiated arbitration proceedings to collect these funds from the City of Bridgeport.

UI has completed the replacement of the bulkhead surrounding a site, bordering the Mill River in New Haven, that contains transmission facilities and deactivated generation facilities, at a cost of $13.5 million. Of this amount, $4.2 million represents the portion of the costs to protect UI's transmission facilities and has been capitalized as plant in service; the remaining estimated cost of $9.3 million has been expensed. UI has conveyed to an unaffiliated entity, Quinnipiac Energy LLC (QE), this entire site, reserving to UI permanent easements for the operation of its transmission facilities on the site. UI has also jointly funded (61%) with QE a remediation fund for the purpose of bringing the site into environmental compliance. The funds were placed into an escrow account to ensure they were used for only remediation purposes. In addition, UI required that QE obtain an insurance policy, with UI named an additional insured, to provide coverage for limited remediation cost overruns. The City of New Haven is currently foreclosing on the property, as QE is not current with property tax payments. If it is determined that QE has not performed appropriate environmental remediation at the site, UI could be required by applicable environmental laws to finish remediating any contamination at the site. The scope of any required remediation efforts by UI is not now determinable. The escrow fund and insurance policy proceeds would be used for this purpose.

On April 16, 1999, UI closed on the sale of its Bridgeport Harbor Station and New Haven Harbor Station generating plants in compliance with Connecticut's electric utility industry restructuring legislation. Environmental assessments performed in connection with the marketing of these plants indicate that substantial remediation expenditures will be required in order to bring the plant sites into compliance with applicable minimum Connecticut environmental standards. The purchaser of the plants has agreed to undertake and pay for the remediation of the purchased properties. With respect to the portion of the New Haven Harbor Station site that UI has retained, UI has performed an additional environmental analysis and estimates that approximately $3.2 million in remediation expenses will be incurred. These costs are estimates based on the most current information available. Actual remediation costs may be higher, or lower, than what is currently estimated. The required remediation is virtually all on transmission-related property; and UI accrued these estimated expenses during the third quarter of 2002.

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

                           ELECTRIC SYSTEM WORK CENTER

UI's January 2004 purchase of its Electric System Work Center property, located in Shelton, Connecticut, initiated a review under the Connecticut Department of Environmental Protection's (CDEP) Transfer Act Program. Under this review, the CDEP had an opportunity to examine the current environmental conditions at the site and direct remediation, or further remediation, of any areas of concern. At the conclusion of its review, the CDEP elected not to oversee any further site investigation or remediation at the site and directed UI to undertake any necessary evaluation and/or remediation (verification work) using an independent Licensed Environmental Professional (LEP). UI has hired an LEP and has submitted a schedule to the CDEP for the verification work. Implementation of the verification work is not expected to have a material impact on the financial condition of UI.

                      CLAIM OF ENRON POWER MARKETING, INC.

UI had a wholesale power agreement and other related agreements with Enron Power Marketing, Inc. (EPMI), originally intended to supply all of the power needed to meet UI's standard offer obligations until December 31, 2003, the end of the standard offer period (the Agreements). Following EPMI's bankruptcy filing on December 2, 2001, UI terminated the Agreements in accordance with their terms, effective January 1, 2002, in reliance upon provisions of the Bankruptcy Code that permit termination of such contracts. The Agreements permitted UI to calculate its gains and losses resulting from the termination, and globally to net these gains and losses against one another, and against any other amounts that UI owed to EPMI under the Agreements, to arrive at a single sum. EPMI, however, commenced on January 31, 2003 an adversary proceeding against UI and UIL Holdings in the EPMI bankruptcy. UIL Holdings was sued as the guarantor of UI's financial obligations under the Agreements. EPMI contends that UI was not entitled to offset, against any losses UI suffered from the termination of the Agreements, any amounts owing to EPMI for power delivered to UI after the date

EPMI filed for bankruptcy. The amount of the allegedly improper setoff that EPMI seeks to recover in the adversary proceeding is approximately $8.2 million, plus interest and attorneys' fees. The bankruptcy court has referred this and other similar cases to mediation and stayed the cases while mediation is conducted. Following the initial mediation session, EPMI indicated it is considering theories for increasing the amount of its claims against UI. In the event that UI is determined to owe EPMI a portion or all of the amount claimed, UI will seek appropriate treatment of such amount through the regulatory process.

                    INDEPENDENT SYSTEM OPERATOR - NEW ENGLAND

On April 16, 2004, UI announced its participation in the ISO-NE program to secure emergency energy resources in Southwestern Connecticut. Under the four-year contract, UI has committed to a load reduction of 30 megawatts when requested by ISO-NE. UI has partnered with several large customers who have agreed to reduce their electricity demand when the region's electric grid is stressed. The agreement was approved by the FERC in May 2004. As part of the agreement, UI has provided a performance guarantee for the commitment of $0.7 million in the form of a letter of credit in the event UI is unable to reduce demand when requested by ISO-NE. The letter of credit expires on October 31, 2004, at which time it will be replaced by a new letter of credit in the amount of $0.4 million. No liability has been recorded in the UIL Holdings' consolidated balance sheet as of June 30, 2004 for this guarantee provided under this letter of credit. The probability that the letter of credit would be utilized is very low due to the fact that the customers that UI has partnered with for this program are among UI's largest, thus reducing the likelihood of nonperformance in terms of both the requested kWh reductions and the ability to pay any financial penalties. Furthermore, if the letter of credit were to be utilized to cover nonperformance of UI's customers, the amount paid by UI would be recovered directly from the customers who did not perform by deducting the amount from the funds that would be remitted to such customers for their performance in this program.

                         CROSS-SOUND CABLE COMPANY, LLC

UCI's 25% share of the estimated total final cost of the Cross-Sound project is $35 million. As of June 30, 2004, UCI's 25% share of the actual project cost for the Cross-Sound cable was $34.3 million. UCI has provided an equity infusion of $10 million to Cross-Sound and UIL Holdings loaned $24.4 million, including capitalized interest, to Cross-Sound.

In addition to the funding noted above, a guarantee, in the amount of $1.3 million, has been provided by UIL Holdings and UCI in support of Hydro-Quebec's
(HQ) guarantee to third parties in connection with the construction of the project. The guarantee is in support of an agreement under which Cross-Sound is providing compensation to shell fisherman for loss of income as a result of the installation of the cable. The payments to the fisherman are being made over a 10 year period, and the obligation under this guarantee reduces proportionately with each payment made. As of June 30, 2004, the remaining amount of the guarantee was $1.2 million. UIL Holdings has completed a probability weighted analysis based on the likelihood of certain events occurring which would cause UIL Holdings to be required to perform under this guarantee. The result of this analysis resulted in a liability amount that was inconsequential, and as such, no liability has been recorded in UIL Holdings' consolidated balance sheet as of June 30, 2004.

In the event that Cross-Sound could not meet any obligations that are supported by the previously mentioned guarantee, it is expected that such obligation would be funded by capital contributions from the owners, who are affiliates of the guarantors, in amounts in proportion to their respective ownership shares of Cross-Sound. As such, UCI does not expect to be required to perform under the guarantee.

On June 24, 2004, Cross-Sound reached a settlement agreement with various regulatory authorities and other parties with an interest in the cable that allowed for immediate commercial operation of the cable. In connection with that settlement agreement, the existing contract Cross-Sound has with the Long Island Power Authority (LIPA) for the entire capacity of the transmission line is being reviewed and negotiations are taking place to increase the overall term of the agreement from 20 years to 28 years by means of adding an initial three year period at reduced rates, and an additional five years to the end of the contract term, at full rates. As part of this amendment, the $2.5 million guarantee in support of an HQ guarantee to LIPA to provide for damages in the event of a delay in the date of achieving commercial operation is proposed to be eliminated.

Although the settlement agreement allows for commercial operation of the cable, such status is contingent upon the satisfaction of certain provisions set forth in the agreement. In particular, Cross-Sound must bring the cable into compliance with permit conditions as directed by the CDEP. This remediation consists primarily of achieving the originally required burial depth in those areas deemed as "soft spots", meaning the obstructions which originally prevented achievement of such depth can generally be removed without the use of techniques such as blasting. The costs of this remediation are currently estimated at $1 million and are within the estimated final cost of the project. Additionally, the settlement agreement calls for the parties to fund a collective amount of $6 million, of which Cross-Sound's commitment is $2 million, to a research and restoration fund for the Long Island Sound. For a complete description of the settlement agreement, as well as additional discussion regarding the Cross-Sound cable, see "Management's Discussion and Analysis - Major Influences - United Capital Investments, Inc."

Upon satisfaction of all provisions of the settlement agreement, the loan from UIL Holdings is expected to be refinanced with external project financing. UCI will be responsible for 25% of any additional cost of project completion over the estimated amount.

                                 XCELECOM, INC.

Xcelecom, through one of its subsidiaries, has filed suit in New Jersey Superior Court against M. J. Paquet (Paquet), a general contractor doing business in the state of New Jersey, and Paquet's surety, United States Fidelity & Guaranty Company. Paquet is the general contractor on a project with the New Jersey Department of Transportation which is in the final stages of completion, where one of Xcelecom's subsidiary is the electrical subcontractor. Xcelecom's portion of the project is expected to be substantially complete by the end of the summer of 2004. Xcelecom alleges in its suit, among other causes of action, breach of contract, failure to comply with New Jersey's Prompt Pay Act, and breach of trust. Xcelecom seeks to recover approximately $2 million in overdue payments, plus damages for delay and failure by Paquet to comply with New Jersey state law. Paquet has asserted numerous defenses to the suit, as well as various counterclaims. Pleadings are closed and discovery is in process. Xcelecom intends to vigorously pursue its suit against Paquet and its surety, and to defend against Paquet's counterclaims. Paquet has recently announced it was ceasing operations and the State of New Jersey recently withdrew two contracts it awarded to Paquet earlier in the year. No amount has been accrued for this matter in the financial statements. There has been no reserve established against the receivable of approximately $2 million, as Xcelecom expects to collect the entire amount due on this contract, either directly from Paquet, or through Paquet's surety.

(M)  SEGMENT INFORMATION

As described in Note (O), "Discontinued Operations," to the consolidated financial statements, the sale of APS was completed in June of 2004 and its results of operations are reported as discontinued operations. Accordingly, UIL Holdings now has two segments, UI, its regulated electric utility business engaged in the purchase, transmission, distribution and sale of electricity, and Xcelecom, its non-utility, indirect, wholly-owned subsidiary, which provides specialized contracting services in the electrical, mechanical, communications and data network infrastructure industries. Revenues from inter-segment transactions are not material. All of UIL Holdings' revenues are derived in the United States.

The following table reconciles certain segment information with that provided in UIL Holdings' Consolidated Financial Statements. In the table, "Other" includes the information for the remainder of UIL Holdings' non-utility businesses, including minority interest investments, administrative costs, and inter-segment eliminations.

                                                         JUNE 30, 2004         DECEMBER 31, 2003
                                                         -------------         -----------------
   Total Assets                                                     (In Thousands)
   ------------
       UI                                                 $1,507,412               $1,492,144
       Xcelecom                                              185,969                  178,906
       Assets of discontinued operations held
        for sale                                                  -                   121,627
       Other                                                 143,790                  105,489
                                                     ----------------------- ----------------------
          Total UIL Holdings                              $1,837,171               $1,898,166
                                                     ======================= ======================


                                                 THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                      JUNE 30,                              JUNE 30,
                                               2004               2003               2004               2003
                                               ----               ----               ----               ----
Revenues from External Customers                                       (In Thousands)
--------------------------------
    UI                                        $175,593          $156,083             $357,436         $321,375
    Xcelecom                                    85,119            74,532              152,668          143,474
    Other                                           23                 6                   58               11
                                         ------------------ ----------------- ------------------- ------------------
       Total UIL Holdings                     $260,735          $230,621             $510,162         $464,860
                                         ================== ================= =================== ==================

Income (Loss) from Continuing
Operations before Income Taxes
    UI                                         $21,654           $15,256              $40,095          $31,706
    Xcelecom                                      (147)           (1,631)              (1,175)          (2,108)
    Other                                       (3,981)           (3,441)              (9,636)          (7,929)
                                         ------------------ ----------------- ------------------  ------------------
       Total UIL Holdings                      $17,526           $10,184              $29,284          $21,669
                                         ================== ================= =================== ==================


 (N)  GOODWILL AND OTHER INTANGIBLE ASSETS

As of June 30, 2004 and December 31, 2003, UIL Holdings maintains $69.6 million and $68.6 million, respectively, of goodwill related to Xcelecom that is no longer being amortized, and $3.7 million and $2.7 million, at June 30, 2004 and December 31, 2003, respectively, of identifiable intangible assets that continue to be amortized.

A summary of UIL Holdings' goodwill as of June 30, 2004 is as follows:

     (Thousands of Dollars)                                           Total
                                                                 --------------
     Balance, January 1, 2004                                        $68,554
     Goodwill acquired during the six months
          ended June 30, 2004                                          1,015
                                                                 --------------
     Balance, June 30, 2004                                          $69,569
                                                                 ==============

There were no impairments to the goodwill balances recognized during the six months ended June 30, 2004 and 2003.

As of June 30, 2004 and December 31, 2003, UIL Holdings' intangible assets and related accumulated amortization consisted of the following:

                                               As of June 30, 2004
                                   --------------------------------------------
                                                   Accumulated         Net
(Thousands of Dollars)                Gross       Amortization       Balance
                                   ------------ ------------------ ------------
Intangible assets subject to
    amortization:
Non-compete agreements               $3,435          $2,802            $633
Backlog                                 256             256               -
                                   ------------ ------------------ ------------
Total                                $3,691          $3,058            $633
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

UIL Holdings recorded amortization expense of $0.6 million for the six months ended June 30, 2004 and 2003, respectively related to these intangible assets. Assuming there are no acquisitions or dispositions that occur in the future, the remaining intangible assets will be fully amortized in 2004.

(O)  DISCONTINUED OPERATIONS

On June 22, 2004, UIL Holdings completed the sale of APS to CheckFree Corporation (CheckFree), a leading provider of financial electronic commerce services and products, pursuant to the purchase agreement entered into between the parties on December 16, 2003. Accordingly, the results of discontinued operations for the three and six months ended June 30, 2004 included the after-tax gain, net of transaction costs, of $46.5 million and $46.2 million, respectively, recognized from the sale of APS. The overall after-tax gain on the sale of APS, net of transaction costs, was $46 million and was calculated based upon the purchase price of $110 million and estimates relating to certain post-closing adjustments. The difference in the reported gain for each of the aforementioned periods is due to transaction costs incurred in the fourth quarter of 2003 and first quarter of 2004. Total transaction costs associated with the sale of APS amounted to approximately $14 million and include $8 million of payments to be made to employees of APS based on a long-term incentive plan and retention bonuses, both of which will be paid by CheckFree, but funded by UIL Holdings. The payments to be made to APS employees are subject to the completion of post-closing procedures, and in the case of the retention bonuses, payments will only be made if the employees are still employed by APS at the end of a transition period. UIL Holdings has recorded a liability of $8 million for these payments in the consolidated balance sheet and the amount will be paid to APS upon satisfaction of the previously mentioned conditions.

CheckFree did not acquire APS' telephony assets, which included a 51% ownership interest in CellCards of Illinois, LLC (CCI). Following execution of the agreement to sell APS, management determined that the telephony business was not part of UIL Holdings' overall strategic business focus, and therefore authorized the sale of APS' telephony assets. On February 13, 2004, CCI was sold for book value, excluding transaction costs, to an independent third party.

As a result of the aforementioned events, the APS segment was considered to be a "disposal group" held for sale as defined in SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets." Accordingly, the assets and liabilities of APS have been categorized as "held for sale" in the accompanying Consolidated Balance Sheet and the assets of APS ceased being depreciated as of December 16, 2003. The related asset carrying values were not required to be adjusted, as the carrying amounts were lower than the estimated fair values less costs to sell. The results of operations of APS for all periods presented have been reported as discontinued operations in the accompanying Consolidated Statements of Income and Consolidated Statements of Cash Flows.

A summary of the discontinued operations of APS follows (in thousands):

                                                          Three Months Ended                 Six Months Ended
                                                               June 30,                        June 30,
                                                         2004            2003           2004             2003
                                                   --------------- --------------- -------------- -----------------
Net operating revenues                                  $14,468        $31,531         $36,659        $60,921
                                                   =============== =============== ============== =================
Operating income (loss) (1)                               3,077       $ (1,180)          5,643       $ (1,744)
                                                   =============== =============== ============== =================
Income (loss) before income taxes (1)                     2,356       $ (1,093)          5,076       $ (1,504)
Income tax (expense) benefit (1)                           (518)           418          (1,524)           577
                                                   --------------- --------------- -------------- -----------------
Income (loss) from discontinued operations,
  net of tax, excluding gain on sale                      1,838           (675)          3,552           (927)
Gain on sale of discontinued operations,
  net of tax (2)                                         46,527              -          46,256              -
                                                   --------------- --------------- -------------- -----------------
Net income (loss) from discontinued operations          $48,365         $ (675)        $49,808         $ (927)
                                                   =============== =============== ============== =================

(1) Excludes transaction costs and related income tax impact, which are included in the gain on sale of discontinued operations.
(2) Gain on sale of discontinued operations is reported net of transaction costs of $14 million and net of income taxes of $32 million.

(P)  RELATED PARTY TRANSACTIONS

Arnold L. Chase, a Director of UIL Holdings since June 28, 1999, holds a beneficial interest in the building known as 157 Church Street, where UI leases office space for its corporate headquarters. UI's lease payments for this office space for the six months ended June 30, 2004 and 2003 totaled $4.8 million and $4.2 million, respectively and for the three months ended June 30, 2004 and 2003 totaled $2.6 and $2.2, respectively.

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

Cross-Sound, in which UCI holds a 25% minority interest investment, leases a parcel of land from UI. Cross-Sound's lease payments to UI for this parcel amount to $0.1 million on an annual basis.

In connection with certain of the acquisitions of Xcelecom, certain of Xcelecom's subsidiaries have entered into a number of related party lease arrangements for facilities with the former owners of companies acquired (or persons or entities related thereto), some of whom are current employees of Xcelecom. These lease agreements are for periods generally ranging from three to five years. Xcelecom's payments related to these lease arrangements totaled $0.8 million and $0.7 for the six months ended June 30, 2004 and 2003, respectively, and $0.4 and $0.3 for the three months ended June 30, 2004 and 2003, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CERTAIN STATEMENTS CONTAINED HEREIN, REGARDING MATTERS THAT ARE NOT HISTORICAL FACTS, ARE FORWARD-LOOKING STATEMENTS (AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995). THESE INCLUDE STATEMENTS REGARDING MANAGEMENT'S INTENTIONS, PLANS, BELIEFS, EXPECTATIONS OR FORECASTS FOR THE FUTURE. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON THE CORPORATION'S EXPECTATIONS AND INVOLVE RISKS AND UNCERTAINTIES; CONSEQUENTLY, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN THE STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, GENERAL ECONOMIC CONDITIONS, LEGISLATIVE AND REGULATORY CHANGES, CHANGES IN DEMAND FOR ELECTRICITY AND OTHER PRODUCTS AND SERVICES, UNANTICIPATED WEATHER CONDITIONS, CHANGES IN ACCOUNTING PRINCIPLES, POLICIES OR GUIDELINES, AND OTHER ECONOMIC, COMPETITIVE, GOVERNMENTAL, AND TECHNOLOGICAL FACTORS AFFECTING THE OPERATIONS, MARKETS, PRODUCTS, SERVICES AND PRICES OF THE CORPORATION'S SUBSIDIARIES. THE FOREGOING AND OTHER FACTORS ARE DISCUSSED AND SHOULD BE REVIEWED IN THE CORPORATION'S MOST RECENT ANNUAL REPORT ON FORM 10-K AND OTHER SUBSEQUENT PERIODIC FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. FORWARD-LOOKING STATEMENTS INCLUDED HEREIN SPEAK ONLY AS OF THE DATE HEREOF AND THE CORPORATION UNDERTAKES NO OBLIGATION TO REVISE OR UPDATE SUCH STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS OR CIRCUMSTANCES.


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

The loss of key personnel or the inability to hire and retain qualified employees could have an adverse effect on the business, financial condition and results of operations for UIL Holdings and its operating subsidiaries, UI and Xcelecom. These operations depend on the continued efforts of their respective current and future executive officers, senior management and management personnel. Xcelecom has acquired a number of companies in the past. The success of these acquisitions is dependent on the continued involvement of the operating management of these entities. UIL Holdings cannot guarantee that any member of management at the corporate or subsidiary level will continue to serve in any capacity for any particular period of time. In an effort to enhance UIL Holdings' ability to attract and retain qualified personnel, UIL Holdings continually evaluates the overall compensation packages offered to all levels of employees.

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

On April 2, 2004, the Office of Consumer Counsel (OCC) appealed the DPUC decision to the Connecticut Superior Court. In late April 2004, the DPUC, on its own motion, reopened the docket related to UI's recovery of increased pension costs. At the end of June 2004, the DPUC issued an "interim draft decision" that, if adopted as a final decision, states that it "rescinds" the February 18, 2004 decision. Written exceptions have been filed by participants in the docket. UI's written exceptions assert that the "interim draft decision" could not lawfully be adopted, without change, as the final decision. Oral arguments have been scheduled, and a final decision is expected to be issued in the third quarter of 2004.

UI has taken substantial actions in 2003 and 2004 to mitigate the effect of these increased pension and postretirement benefits expenses and also to reduce the increases themselves through contributing $57 million in cash to the pension plan since the docket was initially reopened in November 2002. These actions, along with unanticipated sales growth, have allowed UI to mitigate the effect of the increased pension and postretirement expenses to date. However, this issue continues to generate administrative and court litigation, along with regulatory uncertainty. As a result, in its written exceptions, UI has proposed that the DPUC modify the February 18, 2004 decision to provide for a termination date of the ratemaking set forth in that decision as of the date of the final decision in this reopened docket. UI proposed that, as of such date, UI's ratemaking would return to the ratemaking in effect on February 17, 2004, the day before the February 18, 2004 decision, effectively eliminating the annualized $5.2 million of incremental recovery on a going forward basis. This proposal would also include restoration of accelerated amortizations, sharing at 50% to customers and 50% retained by UI for earnings in excess of 10.45%, and no restrictions regarding the filing of a rate case. The 50% sharing to customers includes 25% used to reduce stranded costs and 25% returned to customers via bill surcredits.

UI believes that any attempt by the DPUC to retroactively adjust such recoveries would be unlawful. Draft decisions may change, and do not necessarily indicate the ultimate outcome of the DPUC's final decision. As of June 30, 2004, UI has recovered approximately $2 million in accordance with the February 18, 2004 decision, which equates to approximately $0.08 per share, after-tax.

On June 23, 2004, the DPUC approved UI's request to amend its Purchase Power Adjustment Clause to allow UI to apply the clause to special contract customers. The DPUC also approved a Purchased Power Adjustment rate of $0.00264 per kWh to be applied against special contract load to reflect the increased cost to serve these customers. This will allow UI to recover changes in the cost to procure energy as it relates to special contract customers. The decision does not explicitly order the accounting for the increased costs of $0.8 million related to UI's special contract customers for the period from January 1, 2004 through June 22, 2004 (the day before the effective date of the final decision). These actual costs to procure power for UI's special contract customers are being accounted for as a GSC expense, which will flow through the annual CTA/SBC Reconciliation filing for 2004. This treatment is consistent with the final decision in this regulatory docket and with the statements in the 1998 and 2003 restructuring legislation (PA 98-28 and PA 03-135, as amended in part by PA 03-221) that the distribution company is entitled to recover its full cost of procuring power for customers who do not choose an alternate supplier. UI has filed a request for clarification with the DPUC regarding this treatment. This is not expected to impact net income as the CTA and GSC are pass-through components.

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

UI's CTA collection recovers costs that have been reasonably incurred, or will be incurred, to meet its public service obligations and that will likely not otherwise be recoverable in a competitive market. These "stranded costs" include above-market long-term purchased power contract obligations, regulatory asset recovery and above-market investments in power plants. Subject to future regulatory changes to the CTA rate, significant load growth, or to the level of amortization, CTA revenues are expected to remain relatively constant, with amortization increasing over time as the allowed earnings trend downward due to the decreasing rate base. A significant amount of UI's earnings is generated by the authorized return on the equity portion of as yet unamortized stranded costs in the CTA rate base. The CTA rate base earns exactly that return, no more and no less, by adjustments made to amortization expense in each period. UI's earnings per share attributable to CTA for the six months ended June 30, 2004 and 2003 were $0.48 and $0.51, respectively. A significant portion of UI's cash flow from operations is also generated from those earnings and from the recovery of the CTA rate base. Cash flow from operations related to CTA for the six months ended June 30, 2004 and 2003 amounted to $13 million and $20 million, respectively. CTA rate base has declined from year to year for a number of reasons, including: amortization of stranded costs, the sale of the nuclear units, and adjustments made through the annual DPUC review process. The original rate base component of stranded costs, as of January 1, 2000, was $433 million. It has since declined to $413 million at year-end 2000, $373 million at year-end 2001, $303 million at year-end 2002, $279 million at year-end 2003 and $276 million as of June 30, 2004. In July 2004, the DPUC issued a final decision approving the year-end 2003 rate base component of stranded costs. During
July 2003, the DPUC issued an order requiring that the reduction of CTA rate base utilizing excess GSC revenues be discontinued pursuant to the 2003 Restructuring Legislation. UI's CTA earnings will decrease while, based on UI's current projections, cash flow will remain fairly constant until stranded costs are fully amortized. Stranded costs are expected to be fully amortized between 2014 and 2016, depending upon the DPUC's future decisions which could affect future rates of stranded cost amortization.

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

On October 22, 2003, UI entered into an agreement with PSEG Energy Resources & Trade LLC (PSEG) for the supply of all of UI's transitional standard offer generation service needs, excluding requirements for special contract customers, from January 1, 2004 through December 31, 2006, the end of the transitional standard offer period. UI continues to purchase generation services pursuant to a December 28, 2001 agreement with Dominion Energy Marketing (Dominion) to supply special contract customers through December 31, 2008. While purchased power expenses are a pass-through expense in terms of the regulatory methodology which facilitates how customers fund these costs (collected from customers in the GSC and as federally mandated congestion costs), UI is a principal in its relationships with these suppliers, and is the primary obligor in these arrangements. The contract with PSEG contains numerous financial assurances including a guaranty from PSEG's parent company, PSEG Power, various credit requirements including maintaining a minimum Moody's credit rating of Baa3 or equivalent, and a letter of credit to secure performance through the initial stages of the contract. UI is also required to maintain a minimum credit rating of Baa3 or equivalent. UI's current Moody's credit rating is Baa1, which is two levels above the required minimum.

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

UI, together with The Connecticut Light and Power Company, has filed with the Connecticut Siting Council (CSC) an application for a Certificate of Environmental Compatibility and Public Need to construct a 345-kiloVolt transmission line from Middletown, Connecticut to Norwalk, Connecticut. This project is necessary to improve the reliability of the transmission system in southwest Connecticut. The two companies are working together for permitting, and will each construct, own and operate its respective portion of the transmission line and related facilities. UI will construct, own, and operate transmission and substation facilities comprising approximately 20% of the total project. UI's current estimate for its share of the project cost is approximately $112 million (excluding allowance for funds used during construction). The CSC has issued a press release proposing that a final decision be rescheduled to December 2004. Based on the currently projected schedule of construction, the project would be completed by the end of 2007. Other governmental permitting, together with approvals from ISO-New England, will be required for the project, and the total project cost and timing of completion could change depending on final permit requirements and final specifications. UI's costs for the project are expected to be included in and recovered through transmission rates under FERC jurisdiction.

RISK MANAGEMENT AND INSURANCE

UI's primary risk management and insurance exposures include bodily injury, property damage, fiduciary responsibility, and injured workers' compensation. UI is insured for general liability, automobile liability, property loss, fiduciary liability and workers' compensation liability. UI's general liability and automobile liability programs provide insurance coverage for third party liability claims for bodily injury (including "pain and suffering") and property damage, subject to a deductible. Losses up to the deductible amounts are accrued based upon our estimates of the liability for claims incurred and an estimate of claims incurred but not reported. UI reviews the general liability reserves quarterly to ensure that UI is appropriately reserved. The reserve is based on historical claims, business events, industry averages and actuarial studies. Insurance liabilities are difficult to assess and estimate due to unknown factors such as claims incurred but not reported and awards greater than expected, therefore reserve adjustments may become necessary as cases unfold. UI insures its property subject to deductibles depending on the type of property. UI's fiduciary liability program and workers' compensation program provides insurance coverage, subject to deductibles as well. As with other companies, UI has seen significant increases in its workers' compensation premiums from its carrier since the terrorist attacks of September 11, 2001.

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

The loss of key personnel or the inability to hire and retain qualified employees could have an adverse effect on Xcelecom's business, financial condition and results of operations. Xcelecom's operations depend on the continued efforts of current and future executive officers, senior management and management personnel at the companies acquired by Xcelecom. Certain steps taken to mitigate the risk of loss of key personnel of acquired companies were the use of earn-out payments, promissory notes, and covenant not to compete agreements. A criterion used in evaluating acquisition candidates was the quality of their management. There is no guarantee that any member of management of Xcelecom or any of its subsidiaries will continue in their capacity for any particular period of time. The loss of a group of key personnel could adversely affect Xcelecom's operations.

Billings under fixed price contracts are generally based upon achieving certain benchmarks and will only be accepted by the customer once it is demonstrated that those benchmarks have been met. If Xcelecom is unable to show compliance with billing requests, or fails to issue a timely project billing, the likelihood of collection could be delayed or impaired, which could have a material adverse effect on operations. An allowance for doubtful accounts for unknown collection issues is maintained, in addition to reserves for specific accounts receivable where collection is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, customers' access to capital, customers' willingness to pay, general economic conditions and the ongoing relationships with customers.

Surety market conditions are currently difficult as a result of significant losses incurred by many sureties in recent periods, both in the construction industry as well as in certain large corporate bankruptcies. As a result, less bonding capacity is available in the market and terms have become more restrictive. Further, under standard terms in the surety market, sureties issue bonds on a project by project basis, and can decline to issue bonds at any time. Historically, approximately one third of Xcelecom's construction related business has required bonds. While Xcelecom has enjoyed a longstanding relationship with its surety, current market conditions as well as changes in the surety's assessment of Xcelecom's operating and financial risk could cause the surety to decline to issue bonds for future projects. If that were to occur, alternatives include doing more business that does not require bonds, posting other forms of collateral for project performance such as letters of credit or cash, and seeking bonding capacity from other sureties. There can be no assurance that such alternatives could be easily achieved. Accordingly, if Xcelecom were to experience an interruption in the availability of bonding capacity, its operating results could be adversely impacted.

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

COST DRIVERS

As a service business, Xcelecom's cost structure is highly variable. Primary costs include labor, materials and insurance. Approximately 51% of costs are derived from labor and related expenses. For the six months ended June 30, 2004 and 2003, labor-related expenses totaled $78.4 million and $75.4 million, respectively.

Approximately 34% of Xcelecom's costs incurred are for materials installed on projects and equipment and other products sold to customers. This component of the expense structure is variable based on the demand for services. Costs are generally incurred for materials once work begins on a project or a customer order is received. Materials are ordered when needed, shipped directly to the jobsite or customer facility, and installed within 30 days. Materials consist of commodity-based items such as conduit, pipe, data cabling, wire and fuses as well as specialty items such as fixtures, switchgear, switches and routers, servers and control panels. For the six months ended June 30, 2004 and 2003, material and equipment expenses totaled $53 million and $47.6 million, respectively.

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

RISK MANAGEMENT AND INSURANCE

The primary risks in Xcelecom's operations include health, bodily injury, property damage and injured workers' compensation. Xcelecom is insured for workers' compensation, automobile liability, general liability and employee-related health care claims, subject to large deductibles. A general liability program provides coverage for bodily injury and property damage neither expected nor intended. Losses up to the deductible amounts are accrued based upon our estimates of the liability for claims incurred and an estimate of claims incurred but not reported. The accruals are derived from actuarial studies, known facts, historical trends and industry averages utilizing the assistance of an actuary to determine the best estimate of the ultimate expected loss. Xcelecom believes such accruals to be adequate. However, insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of liability in proportion to other parties, the number of claims incurred but not reported and the effectiveness of Xcelecom's safety programs. Therefore, if actual experience differs from the assumptions used in the actuarial valuation, adjustments to the reserve may be required and would be recorded in the period that the experience becomes known.

                        UNITED CAPITAL INVESTMENTS, INC.

UCI has a 25% interest in Cross-Sound Cable Company, LLC (Cross-Sound), which owns and operates a 330-megawatt transmission line (cable) connecting Connecticut and Long Island under the Long Island Sound. The Cross-Sound project has been opposed on environmental, safety, and economic grounds by a number of public officials and private groups who have participated actively in governmental permitting proceedings relative to the project. In January 2002, the CSC granted a certificate of environmental compatibility and public need to construct the cable. The Connecticut Attorney General (AG) appealed the CSC's decision without success to the Connecticut Superior Court. He also appealed the Superior Court's decision to the Connecticut Supreme Court, but in September 2003 withdrew the appeal, leaving intact the Superior Court's decision upholding the CSC approval.

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

On August 14, 2003, the day of the blackout that affected the Northeast and the Upper Midwest areas of the United States as well as portions of Canada, the federal Department of Energy (DOE) declared a federal emergency and issued an Emergency Order to allow immediate operation of the Cross-Sound cable, and subsequently issued a new Order for the cable to operate until all of the appropriate actions that should be taken to prevent future power outages in the region have been identified and implemented. The cable operated full time pursuant to the Emergency Order until May 2004, either transferring power, or available to transfer power, across the Long Island Sound. During the operation under the Emergency Order, Cross-Sound responded to frequent requests by ISO-New England and ISO-New York to help maintain a steady operating voltage in their respective systems. It also provided reactive power voltage support and responded automatically to system instability caused by lightning strikes and equipment outages. On May 7, 2004, the DOE issued Order No. 202-03-4 which terminated the Emergency Order. In this Order, the DOE noted that the final report issued by the U.S. - Canada Power System Outage Task Force that investigated the August 14, 2003 outage did not identify any particular role that the Cross-Sound cable would have played in preventing the outage, or stopping the spread of the outage, had the cable been in operation on August 14, 2003. Pursuant with the Order, the cable ceased operations.

There has been a Connecticut legislative moratorium on installing new gas and utility lines across Long Island Sound which had prevented Cross-Sound from resolving outstanding permitting issues. In early May 2004, the Connecticut General Assembly passed a bill extending the moratorium for another year to early June 2005. This legislation also allowed for a waiver of the moratorium by means of an applicant receiving unanimous approval of a petition to certain specified legislative and regulatory officials. In June 2004, Cross-Sound obtained a waiver of the Connecticut Legislative moratorium on installing new gas and utility lines across Long Island Sound. In addition, a settlement agreement was executed by Cross-Sound, the CDEP, the DPUC, Long Island Power Authority, Long Island Lighting Company d/b/a LIPA (LILCO/LIPA), and Northeast

Utilities Service Company, as agent for The Connecticut Light and Power Company (CL&P), which allowed for immediate commercial operation of the cable. Retention of commercial operation is contingent upon the satisfaction of certain provisions of the settlement agreement which include: (1) Cross-Sound coming into compliance with permit conditions as directed by the CDEP; (2) LILCO/LIPA and CL&P reaching an agreement by October 1, 2004 for the replacement of an existing transmission line (the "1385 line" which is operationally unrelated to the Cross-Sound cable) and implementing such agreed upon replacement on a schedule approved by the Commissioner of Environmental Protection; and (3) Cross-Sound, CL&P and LILCO/LIPA committing a collective amount of $6 million, of which Cross-Sound's commitment is $2 million, to a research and restoration fund for the Long Island Sound to be administered jointly by the entities of New York and Connecticut. On June 28, 2004, the Cross-Sound cable began transmitting power in accordance with the settlement agreement.

The remediation required to bring the Cross-Sound cable in compliance with the permit conditions as directed by the CDEP consists primarily of achieving the originally required burial depth in those areas deemed as "soft spots", meaning the obstructions which originally prevented achievement of such depth can generally be removed without the use of techniques such as blasting. The costs of this remediation are currently estimated at $1 million and are within the estimated final cost of the project. The remediation work is scheduled to begin in the fourth quarter of 2004. The permit conditions do not require the original burial depth to be achieved in those areas where rock ledge obstruction prevented meeting the original burial depth.

UCI's 25% share of the estimated total final cost of the Cross-Sound project is $35 million. As of June 30, 2004, UCI's 25% share of the actual project cost for the Cross-Sound cable was $34.3 million. UCI has provided an equity infusion of $10 million to Cross-Sound. Additionally, UIL Holdings loaned $24.4 million, including capitalized interest, to Cross-Sound. A guarantee of $1.3 million, in support of a Hydro-Quebec guarantee to third parties in connection with the construction of the project has also been provided (see "Notes to the Consolidated Financial Statements - Note (J), Commitments and Contingencies - Cross-Sound Cable Company, LLC", for further discussion of this guarantee). It is expected that any obligations of Cross-Sound that are supported by the guarantee would be funded by capital contributions from the owners, who are affiliates of the guarantors, in amounts in proportion of their respective ownership shares of Cross-Sound. UIL Holdings has completed a probability weighted analysis based on the likelihood of certain events occurring which would cause UIL Holdings to be required to perform under this guarantee. The result of this analysis resulted in a liability amount that was inconsequential, and as such, no liability has been recorded in UIL Holdings' consolidated balance sheet as of June 30, 2004.

Upon satisfaction of all provisions of the settlement agreement, the loan from UIL Holdings is expected to be refinanced with external project financing. UCI will be responsible for 25% of any additional cost of project completion over the estimated amount.

In connection with the settlement agreement, the existing contract Cross-Sound has with the Long Island Power Authority for the entire capacity of the transmission line is being reviewed and negotiations are taking place to increase the overall term of the agreement from 20 years to 28 years by means of adding an initial three year period at reduced rates, and an additional five years to the end of the contract term, at full rates.

UCI's investments in the venture funds in which it holds equity interests were viewed as an opportunity to earn reasonable returns and promote local economic development. Due to the nature of its investments and market conditions, the value of the Zero Stage VI fund has decreased substantially since the end of 2000. In fact, the liabilities of the fund are currently in excess of the market value of its assets, and as such, UCI wrote down its investment in Zero Stage VI to zero in the first quarter of 2004. In July 2004, UCI funded its remaining capital commitment of $0.5 million to Zero Stage VII. There have been no material changes since December 31, 2003 in the values of the other venture funds in which UCI holds equity interests.

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

Results at UBE continue to be hampered by high natural gas prices that drive down both margins and sales volumes at BE. Although natural gas prices have remained at elevated levels in recent years, DOE Annual Energy Outlook projections show improving conditions in the future. Based on these projections, no conditions were noted to give rise to an impairment with respect to the current $78.5 million carrying value of UBE's investment in BE. UBE will continue to monitor its investment in BE for recoverability, as changes in the projections considered could have a negative impact on the carrying value of the investment in the future.

Although routine maintenance is performed on the plant on a regular basis, from time to time the plant must be brought offline for a major overhaul. The next major overhaul is planned for 2005. Under an existing maintenance contract, the plant has begun incurring some of these costs, and they are being accrued until the outage occurs. BE has sufficient cash to fund these costs in 2004, however, based on the current 2004 earnings estimate, BE will require additional capital from the owners to cover the additional costs in 2005 when the outage occurs. Based on current projections, UBE's additional capital requirements could be as great as $7 million.

The ICAP market is designed to offer an incentive to developers to build adequate generating capacity. BE receives ICAP revenues based on the plant's installed capacity. The plant began initial operation with a multi-year contract for ICAP. Since the contract ended in 2002, BE has only been able to sell its ICAP in the forward month market at a much lower price, reducing ICAP revenues by approximately 75% to 85%. The FERC has directed ISO-NE to develop a Locational ICAP Market, with the intent to provide higher capacity payments to generators within designated congestion areas. The FERC has delayed the decision on Locational ICAP until January 2006 to allow more time to study the issue. The full impact that Locational ICAP will have is not known at this time.

The majority owner of BE, an affiliate of Duke Energy, has a 60% interest in Duke Energy Trading and Marketing (DETM) which is a joint venture with Exxon Mobil Corporation. BE has an agreement through August 2018 with DETM that gives DETM the right to deliver natural gas to the facility and market all the electricity generated by the facility. DETM reimburses BE under a formula based on the difference between gas costs and electric prices. In early January 2004, Duke Energy announced it plans to wind down DETM as part of a plan to restructure its merchant energy business. UBE is currently working with Duke Energy and DETM to restructure the DETM agreement to more accurately reflect the current energy market. UBE does not anticipate at this time that these plans, or the potential changes to the DETM agreement, will have a negative impact on the operations of BE.

As the majority owner of BE, Duke Energy's affiliate is responsible for the daily operations and administration of the plant, including all accounting and financial reporting functions of BE. As a minority interest owner, UBE relies on the financial reports provided by BE to record its appropriate share of income or losses of BE. During 2004, results at BE have been negatively impacted by a number of accounting adjustments related to prior years. The impact of these adjustments on UBE's results for the six months ended June 30, 2004 was $0.4 million.

                         AMERICAN PAYMENT SYSTEMS, INC.

As a result of the completion of the sale of APS to CheckFree on June 22, 2004, UIL Holdings is no longer subject to the operating risk factors that affected the financial results of APS in prior reporting periods. UIL Holdings' exposure regarding APS is now governed by the indemnity provisions of the Stock Purchase Agreement pursuant to which APS was sold to CheckFree. Those provisions require UIL Holdings to indemnify CheckFree for breaches of the representations and warranties contained in the agreement (subject to certain limitations), as well as certain specified matters relating to the operations of APS prior to the sale.

                         LIQUIDITY AND CAPITAL RESOURCES

There have been no material changes in UIL Holdings' capital resources or capital requirements from those reported in UIL Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Moody's Investors Service downgraded UIL Holdings' Issuer Rating from Baa1 to Baa2 in the first quarter of 2004. Moody's also downgraded UI's Issuer Rating and senior unsecured debt rating from A3 to Baa1. Moody's has stated that the ratings of both UIL Holdings and UI remain under review for possible further downgrade. The financial impact of this action is minimal. Other than the re-pricing of $27.5 million of pollution control revenue bonds on February 1, 2005, neither UIL Holdings nor UI expect to issue or refinance any long-term debt prior to December 2007.

The amount of UIL Holdings' quarterly cash dividends in 2004 is expected to be equal to the cash dividend of $0.72 per share paid in each quarter of 2003. UIL Corporate will continue to be entirely dependent on dividends from its subsidiaries and from external borrowings to provide the cash necessary for debt service, to pay administrative costs, to meet other contractual obligations that cannot be met by the non-utility subsidiaries, and to pay common stock dividends to UIL Holdings' shareholders. As UIL Corporate's sources of cash are limited to dividends from its subsidiaries and external borrowings, the ability to maintain future cash dividends at the level currently paid to shareholders will be dependent upon 1) growth in the earnings of UI, 2) the ability of Xcelecom and UIL Holdings' minority interest investments to begin providing dividends to UIL Corporate, or 3) a reduction in the number of shares outstanding. In order to achieve growth in earnings, UI will need to increase its rate base through capital investments, as without substantial additions to the rate base, UI's earnings would gradually decline over time due to the amortization of the CTA rate base. UIL Holdings' current strategy for Xcelecom and the minority interest investments calls for those entities to be largely cash self-sufficient going forward. However, the ability of these entities, particularly the minority interest investments, to improve earnings, cash flow, and their ability to dividend cash to UIL Corporate without causing harm to their own operations or financial conditions cannot be assured. UIL Holdings does not expect to receive dividends from Xcelecom or its minority interest investments in 2004. See the "Major Influences on Financial Condition" section of this Item 2 for more information.

UIL Holdings and its subsidiaries will continue their efforts to improve the earnings and cash flow position of UIL Holdings, to strengthen its financial position, and improve its dividend to earnings payout ratio.

All capital requirements that exceed available cash will have to be provided by external financing. Although there is no commitment to provide such financing from any source of funds, other than a $100 million revolving credit agreement that UIL Holdings has with a group of banks, and a $30 million revolving credit agreement that Xcelecom has with two banks, future external financing needs are expected to be satisfied by the issuance of additional short-term and long-term debt. The continued availability of these methods of financing will be dependent on many factors, including conditions in the securities markets, economic conditions, and future income and cash flow. See Item 1, "Financial Statements - Notes to Consolidated Financial Statements - Note (B), Capitalization and Note
(D), Short-Term Credit Arrangements" for a discussion of UIL Holdings' credit arrangements.

At June 30, 2004, UIL Holdings had $90.1 million of unrestricted cash and temporary cash investments. This represents an increase of $61.5 million from the corresponding balance at December 31, 2003. The components of this increase, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

                                                                (In Millions)

    Balance, December 31, 2003                                      $28.6
                                                               --------------
    Net cash provided by operating activities
         of continuing operations                                    62.8

    Net cash (used in) investing activities of
         continuing operations:
    -   Acquisition of Electric System Work Center facility         (16.2)
    -   Cash invested in plant                                      (12.0)
    -   Changes in restricted cash (1)                                1.0
    -   Deferred payments in prior acquisitions                      (2.1)
    -   Loan to Cross-Sound Cable Project                            (0.4)
                                                               --------------
                                                                    (29.7)

    Net cash (used in) financing activities
         of continuing operations:
    -   Financing activities, excluding dividend payments           (62.5)
    -   Dividend payments                                           (20.6)
                                                               --------------
                                                                    (83.1)

    Net cash provided by (used in) discontinued operations          111.5

           Net Change in Cash                                        61.5
                                                               --------------

    Balance, June 30, 2004                                          $90.1
                                                               ==============

(1) As of June 30, 2004, UIL Holdings had $0.4 million in restricted cash related to future debt payments of Xcelecom.

The net change in UIL Holdings' unrestricted cash position at June 30, 2004, as compared to December 31, 2003, was due to a combination of cash provided by operating activities of continuing operations, as well as the proceeds provided by discontinued operations due to the completion of the sale of APS in June 2004. Cash provided by operating activities of continuing operations was driven mainly by the utility business and was more than sufficient to cover the payment of UIL Holdings' quarterly dividends amounting to $20.6 million, as well as a variety of investing activities including UI's purchase of the Electric System Work Center facility for $16.2 million in January 2004. UIL Holdings' cash position as of June 30, 2004 was bolstered by the $109 million of proceeds received from the completion of the sale of APS in June 2004, a portion of which was used to payoff $65 million of short-term borrowings. Based on the level of the current cash balance and projected cash requirements, UIL Holdings' projected short-term borrowings (if any) are not expected to be significant through the end of 2004.

                     CONTRACTUAL AND CONTINGENT OBLIGATIONS

At June 30, 2004 there was no material change in UIL Holdings' and its subsidiaries contractual and contingent obligations from those reported in UIL Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

                          CRITICAL ACCOUNTING POLICIES

UIL Holdings' Consolidated Financial Statements are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. UIL Holdings believes that investors need to be aware of these policies and how they impact UIL Holdings' financial reporting to gain a more complete understanding of UIL Holdings' Consolidated Financial Statements as a whole, as well as management's related discussion and analysis presented herein. While UIL Holdings believes that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in UIL Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 2003 are those that depend most heavily on these judgments and estimates. At June 30, 2004, there have been no material changes to any of the Critical Accounting Policies contained therein, with the exception of UI's calculation of unbilled revenue as described below:

UNBILLED REVENUE

At the end of each accounting period, UI accrues an estimated amount for services rendered but not billed. Through the end of 2003, the calculation was based upon UI's system requirements or kilowatt-hour usage less distribution losses and UI use for a given period, reduced by kilowatt-hours already billed to customers (requirements method). Beginning in the first quarter of 2004, UI began utilizing a new customer accounting software package integrated with the network meter reading system to estimate unbilled revenue (installation method). This allows for the calculation of unbilled revenue on a customer-by-customer basis, utilizing actual daily meter readings at the end of each month to calculate consumption and pricing for each customer. Customers aggregating to approximately 70% of utility retail kilowatt-hour consumption are currently part of the network meter reading system. For those customers still requiring manual meter readings, consumption is estimated based upon historical usage and actual pricing for each customer.

This implementation of the new system addressed above provides a more precise method of calculating estimated unbilled revenue at the customer level in that the system can consider changes to rates, prices, devices, registers, meter reading results and other installation specific data. It also mitigates the potential variability inherent in the requirements method from estimating distribution losses. The installation method remains sensitive to numerous factors, any of which can have a significant impact on the estimate of unbilled revenue, such as estimated consumption for those customers not a part of the network meter reading system, changes in or problems with metering, seasonality, price changes and billing adjustments. Conversion to the new system resulted in a change in estimate that yielded a non-recurring increase to unbilled revenue of approximately $2.6 million and consolidated earnings per share of approximately $0.07 during the first quarter of 2004.

                              RESULTS OF OPERATIONS

SECOND QUARTER 2004 VS. SECOND QUARTER 2003
-------------------------------------------

UIL HOLDINGS CORPORATION RESULTS OF OPERATIONS:  SECOND QUARTER 2004
--------------------------------------------------------------------
 VS. SECOND QUARTER 2003
------------------------

UIL Holdings' earnings from continuing operations for the second quarter of 2004 increased by $5.4 million, or $0.37 per share, compared to the second quarter of 2003. Net income from discontinued operations, including the gain on the sale of APS, increased by $49.1 million, or $3.42 per share, in the second quarter of 2004 from the second quarter 2003 net loss of $0.7 million, or $0.05 per share. Total earnings for the second quarter of 2004, including discontinued operations, increased by $54.5 million, or $3.79 per share, from the same period of 2003.

The increase in earnings from continuing operations was mainly due to non-recurring gains at UI from a settlement by ISO-NE related to a review of the allocation of New England Power Pool transmission revenues to member companies, and the resolution of tax and other post-closing issues related to UI's sale of Seabrook Station. Results at UI also benefited from an increase in kilowatt-hour consumption as compared to the same period of 2003. Improved results from Xcelecom's electrical contracting business also contributed to the increase in earnings from the second quarter of 2003.

The table below represents a comparison of UIL Holdings' Net Income and Earnings per Share (EPS) for the second quarter of 2004 and the second quarter of 2003.

                                                    Quarter Ended      Quarter Ended     2004 more (less) than 2003
                                                    June 30, 2004      June 30, 2003        Amount         Percent
                                                 ------------------ ------------------ ---------------- ------------
NET INCOME (IN MILLIONS EXCEPT PERCENTS AND PER
SHARE AMOUNTS)
   UI                                                    $12.3               $8.0               $4.3          54%
   Non-Utility                                            (1.9)              (3.0)               1.1          37%
                                                          -----              -----               ---
     TOTAL NET INCOME FROM CONTINUING
         OPERATIONS                                      $10.4               $5.0               $5.4         108%
   Discontinued Operations                                48.4               (0.7)              49.1       7,000%
                                                          ----               -----              ----
     TOTAL NET INCOME                                    $58.8               $4.3              $54.5       1,267%
                                                          ====                ===               ====

EPS
   UI                                                    $0.85              $0.56              $0.29          52%
   Non-Utility                                           (0.13)             (0.21)              0.08          38%
                                                         ------             ------              ----
     TOTAL EPS FROM CONTINUING
         OPERATIONS - BASIC                              $0.72              $0.35              $0.37         106%
   Discontinued Operations                                3.37              (0.05)              3.42       6,840%
                                                          ----              ------              ----
     TOTAL EPS - BASIC                                   $4.09              $0.30              $3.79       1,263%
                                                          ====               ====               ====
     TOTAL EPS - DILUTED (NOTE A)                        $4.08              $0.30              $3.78       1,260%
                                                          ====               ====               ====

Note A: Reflecting the effect of unexercised dilutive stock options. Such dilution does not impact the earnings from continuing operations, but dilutes the earnings from discontinued operations by $0.01 per share.

The following table presents a line-by-line breakdown of revenue and expenses from UIL Holdings' Consolidated Statement of Income by subsidiary, including comparisons between the second quarter of 2004 and the second quarter of 2003. Significant variances are explained in the discussion and analysis of individual subsidiary results that follow.

                                                    QUARTER ENDED     QUARTER ENDED    2004 MORE (LESS)
(IN MILLIONS)                                       JUN. 30, 2004     JUN. 30, 2003       THAN 2003
-------------                                       -------------     -------------       ---------
OPERATING REVENUES
UI from operations                                     $175.6             $156.1             $19.5
Xcelecom                                                 85.1               74.6              10.5
Minority Interest Investment & Other                      0.1               (0.1)              0.2
                                                          ---               ----               ---
  TOTAL OPERATING REVENUES                             $260.8             $230.6             $30.2
                                                       ======             =======            =====

FUEL AND ENERGY EXPENSES - UI                           $81.4              $62.3             $19.1
                                                        =====              ======            =====

OPERATION AND MAINTENANCE EXPENSES
UI                                                      $46.2              $44.3              $1.9
Xcelecom                                                 83.8               74.6               9.2
Minority Interest Investment & Other                      1.1                1.0               0.1
                                                          ---                ----              ---
  TOTAL OPERATION AND MAINTENANCE EXPENSES             $131.1             $119.9             $11.2
                                                       ======             =======            =====

DEPRECIATION AND AMORTIZATION EXPENSES
UI                                                       $7.3               $6.8              $0.5
Xcelecom                                                  0.8                0.8               0.0
                                                          ---                ----              ---
       Subtotal depreciation                              8.1                7.6               0.5
Amortization of regulatory assets (UI)                    7.7               13.7              (6.0)
Amortization Xcelecom                                     0.3                0.4              (0.1)
                                                          ---                ----             -----
  TOTAL DEPRECIATION AND AMORTIZATION EXPENSES          $16.1              $21.7             $(5.6)
                                                        ======             ======            ======

TAXES - OTHER THAN INCOME TAXES
UI - State gross earnings tax                            $6.2               $6.1              $0.1
UI - other                                                3.4                3.4               0.0
Xcelecom                                                  0.4                0.4               0.0
                                                          ---                ----              ---
  TOTAL TAXES - OTHER THAN INCOME TAXES                 $10.0               $9.9              $0.1
                                                        =====               =====             ====


                                                          QUARTER ENDED     QUARTER ENDED    2004 MORE (LESS)
(IN MILLIONS)                                             JUN. 30, 2004     JUN. 30, 2003        THAN 2003
-------------                                             -------------     -------------        ---------
OTHER INCOME (DEDUCTIONS)
UI                                                             $2.4              $1.3              $1.1
Xcelecom                                                        0.2               0.2               0.0
Minority Interest Investment & Other                           (1.2)             (0.8)             (0.4)
                                                               -----             -----             -----
  TOTAL OTHER INCOME (DEDUCTIONS)                              $1.4              $0.7              $0.7
                                                               ====              ====              ====

INTEREST CHARGES
UI                                                             $3.8              $5.3             $(1.5)
UI - Amortization: debt expense, redemption premiums            0.4               0.3               0.1
Xcelecom                                                        0.2               0.2               0.0
Minority Interest Investment & Other                            1.6               1.5               0.1
                                                                ---               ----              ---
   TOTAL INTEREST CHARGES                                      $6.0              $7.3             $(1.3)
                                                               ====              =====            ======

INCOME TAXES
UI                                                             $9.3              $7.2              $2.1
Xcelecom                                                       (0.1)             (0.6)              0.5
Minority Interest Investment & Other                           (2.1)             (1.3)             (0.8)
                                                               -----             -----             -----
  TOTAL INCOME TAXES                                           $7.1              $5.3              $1.8
                                                               ====              =====             ====

NET INCOME
UI                                                            $12.3              $8.0              $4.3
Xcelecom                                                       (0.1)             (1.0)              0.9
Minority Interest Investment & Other                           (1.8)             (2.0)              0.2
                                                               -----             -----              ---
  SUBTOTAL NET INCOME FROM CONTINUING OPERATIONS               10.4               5.0               5.4
Discontinued Operations                                        48.4              (0.7)             49.1
                                                               ----              -----             ----
  TOTAL NET INCOME                                            $58.8              $4.3             $54.5
                                                              =====              =====            =====

THE UNITED ILLUMINATING COMPANY RESULTS OF OPERATIONS:  SECOND QUARTER OF 2004
-------------------------------------------------------------------------------
 VS. SECOND QUARTER OF 2003
 --------------------------

                                       Quarter Ended      Quarter Ended     2004 more (less) than 2003
                                       June 30, 2004      June 30, 2003        Amount         Percent
                                     ----------------- ------------------ ---------------- ------------
EPS FROM OPERATIONS
   Total UI - basic                          $0.85             $0.56             $0.29           52%
                                              ====              ====              ====
   Total UI - diluted (Note A)               $0.85             $0.56             $0.29           52%
                                              ====              ====              ====
RETAIL SALES (MILLIONS OF KWH)               1,385             1,324                61            5%


Note A: Reflecting the effect of unexercised dilutive stock options.


UI's net income was $12.3 million, or $0.85 per share, in the second quarter of 2004, compared to $8 million, or $0.56 per share, in the second quarter of 2003. The increase from the second quarter of 2003 was due to a variety of factors including non-recurring gains from a settlement by ISO-NE related to a review of the allocation of New England Power Pool transmission revenues to member companies, and the resolution of tax and other post-closing issues related to UI's sale of Seabrook Station, as well as increased sales volume and lower interest expenses. In addition, the improvement was due in part to the DPUC's decision allowing partial recovery of increased pension and postretirement benefits expenses, partially offset by higher operating expenses and increases in uncollectible accounts over the comparable period of 2003.

Overall UI's revenue increased by $19.5 million, from $156.1 million in the second quarter of 2003, to $175.6 million in the second quarter of 2004. Retail revenue increased $16.9 million due mainly to an overall increase in kilowatt-hour volume of 5%, along with the impact of an average 9.9% price increase effective January 1, 2004 resulting from the transitional standard offer final decision (see "Major Influences on Financial Condition - The United Illuminating Company - Regulation", for further discussion). The price increase allowed UI to collect certain federally mandated charges from customers to offset higher costs of procuring energy (see fuel and energy expense discussion below). The impact of weather as compared to the same period of 2003 was minimal. Wholesale revenue increased by $0.7 million, as compared to the second quarter of 2003. Other revenues increased $1.9 million as compared to the second quarter of 2003, primarily due to the settlement adjustment from ISO-NE.

Retail fuel and energy expense increased by $18.2 million in the second quarter of 2004, compared to the same period of 2003. The increase was primarily due to increased supplier costs providing transitional standard offer service. UI received electricity to satisfy its transitional standard offer retail customer service requirements through a fixed-price purchased power agreement. These costs are recovered through the GSC portion of UI's unbundled retail customer rates. UI's wholesale energy expense in the second quarter of 2004 increased by $0.9 million compared to the same period of 2003. Wholesale energy costs are recovered from customers through the CTA.

UI's operation and maintenance (O&M) expenses increased by $1.9 million, from $44.3 million in the second quarter of 2003 to $46.2 million in the second quarter of 2004. The increase was attributable to a variety of factors including increases in labor, benefits, legal and bad debt expenses.

Amortization of regulatory assets decreased by $6 million in the second quarter 2004 compared to the same period of 2003. The primary reason for the reduction was due to a DPUC order in July 2003 requiring that the amortization of CTA rate base utilizing excess GSC revenues be discontinued. Pursuant to the DPUC final decision in the transitional standard offer proceedings, such excess GSC revenues are now banked and used primarily to offset monthly working capital differences between the cost of providing transitional standard offer service and the revenue collected from customers.

Other income increased by $1.1 million in the second quarter of 2004, compared to the second quarter of 2003, due to the reduction of reserves based on the resolution of tax and other post-closing issues related to UI's sale of Seabrook Station.

Interest charges decreased by $1.4 million in the second quarter of 2004, as compared to the same period of 2003, due to the refinancing of certain UI debt issues late in 2003 at lower interest rates.

NON-UTILITY RESULTS OF OPERATIONS:  SECOND QUARTER 2004 VS. SECOND QUARTER 2003
-------------------------------------------------------------------------------

                                                         Quarter Ended       Quarter Ended    2004 more (less) than 2003
                                                         June 30, 2004       June 30, 2003        Amount       Percent
                                                         ----------------   ----------------  --------------  ------------
EPS
   Operating Business
     Xcelecom                                               $(0.01)             $(0.07)             $0.06          86%

   Minority Interest Investments
     UBE                                                     (0.04)              (0.04)              -              -
     UCI                                                     (0.02)              (0.01)             (0.01)       (100)%
                                                             ------              ------
       Subtotal Minority Interest
       Investments                                           (0.06)              (0.05)             (0.01)        (20)%

   UIL Corporate (Note A)                                    (0.06)              (0.09)              0.03          33%
                                                             ------              ------              ----

       TOTAL NON-UTILITY EPS FROM CONTINUING
           OPERATIONS                                        (0.13)              (0.21)              0.08          38%
   Discontinued Operations                                    3.37               (0.05)              3.42       6,840%
                                                              ----               ------              ----
       TOTAL NON-UTILITY EPS - BASIC                         $3.24              $(0.26)             $3.50       1,346%
                                                              ====               ======              ====
       TOTAL NON-UTILITY EPS - DILUTED (NOTE B)              $3.23              $(0.26)             $3.49       1,342%
                                                              ====               ======              ====


Note A: Includes interest charges on intercompany debt and strategic and administrative costs of the non-utility holding company.
Note B: Reflecting the effect of unexercised dilutive stock options. Such dilution does not impact the earnings from continuing operations, but dilutes the earnings from discontinued operations by $0.01 per share.

The consolidated non-utility businesses reported a loss from continuing operations, including unallocated holding company costs, of $1.9 million, or $0.13 per share, in the second quarter of 2004, an improvement of $1.1 million, or $0.08 per share, compared to the same period of 2003. The improved results at Xcelecom were attributable to performance of the electrical contracting business. Net income from discontinued operations for the second quarter of 2004, including the gain on the sale of APS, amounted to $48.4 million, or $3.37 per share, compared to a loss of $0.7 million, or $0.05 per share, in the second quarter of 2003. Excluding the $46.5 million after-tax gain on the sale of APS, net of transaction costs, results of discontinued operations for the second quarter of 2004 improved by approximately $0.18 per share as compared to the same period of 2003. The improved results from discontinued operations, excluding the gain on the sale of APS, were mainly the result of increased stored value card and non-contracted bill payment business of APS, as well as the implementation of cost reduction initiatives in the second quarter of 2004.

Operating revenue for the non-utility businesses increased by $10.7 million, or 14% compared to the second quarter of 2003. The increase in revenues was primarily from Xcelecom. Second quarter 2004 operating expenses for the non-utility businesses increased $9.3 million, or 12% from the same period of 2003, as expenses at Xcelecom rose due to the increase in business. Other deductions of $1 million in the second quarter of 2004 were $0.4 million, or 67% higher than the second quarter of 2003, as the favorable impact of the elimination of interest charges at UBE in 2004 was offset by the effect of high natural gas prices on the results of BE.

The results of each of the non-utility subsidiaries for the second quarter of 2004 and the second quarter of 2003, as presented below, reflect the allocation of debt costs from the parent based on a capital structure, including an equity component, and an interest rate deemed appropriate for that type of business. The capital structure for all of the non-utility subsidiaries is 100% equity as of January 1, 2004. In 2003 the capital structure of UBE was 70% debt. UIL

Holdings absorbs interest charges on the equity portion of its investments in its subsidiaries to the extent those investments are financed with debt. UIL Holdings may incur other corporate level expenses necessary to manage its investments from time to time.

The following is a detailed explanation of the quarterly variances for each of UIL Holdings' non-utility businesses.

     NON-UTILITY BUSINESS

                                 XCELECOM, INC.

Xcelecom lost $0.1 million, or $0.01 per share, in the second quarter of 2004, compared to a loss of $1.0 million, or $0.07 per share in the second quarter of 2003. The improvement in earnings from prior year was mainly due to the absence of $0.05 per share of project losses incurred in the prior year. Xcelecom has also seen increases in sales among all regions of the electrical contracting business. These increases were partially offset by lagging performance in the systems integration business.

Xcelecom's backlog of work to be completed as of June 30, 2004 amounted to $205 million, an increase of $80 million, or 64%, from the same period of 2003. While backlog has grown significantly, Xcelecom continues to experience pressure on gross margin. Additionally, the composition of this backlog is weighted towards larger projects, which have historically produced lower margins than smaller projects. On a project size basis, 17% of the backlog is attributable to projects with values of $0.5 million or less, 60% is attributable to projects with values between $0.5 million and $5 million, and 23% is attributable to projects with values in excess of $5 million. On a regional basis, 75% of this backlog is attributable to the Northeast, with the remaining 25% attributable to the mid-Atlantic and Southeast regions.

     MINORITY INTEREST INVESTMENTS

                         UNITED BRIDGEPORT ENERGY, INC.

UBE owns a 33 1/3% interest in Bridgeport Energy, LLC (BE). UBE lost $0.6 million, or $0.04 per share, in the second quarter of 2004, compared to a loss of $0.7 million, or $0.04 per share in the second quarter of 2003. UBE results continue to be hampered by high natural gas prices which continue to depress both margins and sales levels at BE. This was offset by the elimination of interest expenses in 2004 as a result of the restructuring of UIL Holdings' intercompany loan to UBE to 100% equity beginning in 2004. The improvements recognized at UBE related to this restructuring had no effect on overall UIL Holdings' results, as all intercompany transactions are eliminated in consolidation.

                        UNITED CAPITAL INVESTMENTS, INC.

UCI lost $0.3 million, or $0.02 per share, in the second quarter of 2004, compared to a loss of $0.1 million, or $0.01 per share in the second quarter of 2003. The decline in earnings was mainly due to decreased revenues and increased legal fees at Cross-Sound during the second quarter of 2004, resulting from a May 7, 2004 order by the federal Department of Energy terminating the Emergency Order under which the Cross-Sound cable had been operating. See the "Major Influences on Financial Condition" section of Item 2 for more information.

     UIL CORPORATE

UIL Holdings retains certain costs at the holding company level which are not allocated to the various non-utility subsidiaries. These costs generally include interest charges and strategic and other administrative costs. UIL Holdings' unallocated costs amounted to $0.9 million, after-tax, or $0.06 per share, in the second quarter of 2004, compared to $1.2 million, after-tax, or $0.09 per share, in 2003. The improvement from the prior year was due to the realization of deferred tax benefits of $0.03 per share in the second quarter of 2004.

     DISCONTINUED OPERATIONS

On June 22, 2004, UIL completed the sale of APS to CheckFree, pursuant to the purchase agreement entered into between the parties on December 16, 2003. APS, and its 51% ownership interest in CellCards of Illinois, LLC (CCI), were classified as discontinued operations in the fourth quarter of 2003. On February 13, 2004, CCI was sold to an independent third party for book value, excluding transaction costs.

The results of discontinued operations for the second quarter of 2004 include the gain on the sale of APS. The overall after-tax gain on the sale, net of all transaction costs incurred was $46 million, or $3.21 per share. However, the after-tax effect of the sale, net of transaction costs, for the second quarter of 2004 was $3.24 per share, as certain transaction costs were incurred in the fourth quarter of 2003 and the first quarter of 2004. Excluding the gain on the sale, net income from discontinued operations for the second quarter of 2004 was $1.8 million, or $0.13 per share, compared to a net loss of $0.7 million, or $0.05 per share, in the same period of 2003. The improvement was mainly due to APS' increased stored value card and non-contracted bill payment business and the implementation of cost reduction initiatives in 2004. Also, in accordance with SFAS 144, the assets of APS, including the telephony assets, ceased being depreciated when it was categorized as "held for sale," which resulted in increased earnings of $1.1 million, or $0.08 per share, as compared to the second quarter of 2003.

FIRST SIX MONTHS 2004 VS. FIRST SIX MONTHS 2003
-----------------------------------------------

UIL HOLDINGS CORPORATION RESULTS OF OPERATIONS:  FIRST SIX MONTHS 2004
----------------------------------------------------------------------
 VS. FIRST SIX MONTHS 2003
 -------------------------

UIL Holdings' earnings from continuing operations for the first six months of 2004 increased by $5.6 million, or $0.38 per share, compared to the first six months of 2003. Net income from discontinued operations, including the gain on the sale of APS, increased by $50.7 million, or $3.54 per share, in the first six months of 2004 compared to the net loss of $0.9 million, or $0.07 per share, in the first six months 2003. Total earnings for the first six months of 2004, including discontinued operations, increased by $56.3 million, or $3.92 per share, from the same period of 2003.

The increase in earnings from continuing operations was mainly due to non-recurring gains at UI related to a change in accounting estimate adjustment to unbilled revenues, a settlement by ISO-NE related to a review of the allocation of New England Power Pool transmission revenues to member companies, the resolution of tax and other post-closing issues related to UI's sale of Seabrook Station, and the impact of final decisions by the DPUC regarding the disposition of proceeds from UI's investment in nuclear generating facilities. Results at UI also benefited from the DPUC's decision allowing partial recovery of increased pension and postretirement benefits expenses, as well as an increase in kilowatt-hour consumption as compared to the same period of 2003. Improved results from Xcelecom's electrical contracting business also contributed to the increase in earnings from the first six months of 2003.

The table below represents a comparison of UIL Holdings' Net Income and Earnings per Share (EPS) for the first six months of 2004 and the first six months of 2003.



                                                  Six Months Ended   Six Months Ended    2004 more (less) than 2003
                                                    June 30, 2004      June 30, 2003        Amount         Percent
                                                 ------------------ ------------------ ---------------- ------------
NET INCOME (IN MILLIONS EXCEPT PERCENTS AND PER
SHARE AMOUNTS)
   UI                                                    $21.9              $16.5               $5.4          33%
   Non-Utility                                            (5.8)              (6.0)               0.2           3%
                                                          -----              -----               ---
     TOTAL NET INCOME FROM CONTINUING
         OPERATIONS                                      $16.1              $10.5               $5.6          53%
   Discontinued Operations                                49.8               (0.9)              50.7       5,633%
                                                          ----               -----              ----
     TOTAL NET INCOME                                    $65.9               $9.6              $56.3         586%
                                                          ====                ===               ====

EPS
   UI                                                    $1.52              $1.16              $0.36          31%
   Non-Utility                                           (0.40)             (0.42)              0.02           5%
                                                         ------             ------              ----
     TOTAL EPS FROM CONTINUING
         OPERATIONS - BASIC                              $1.12              $0.74              $0.38          51%
   Discontinued Operations                                3.47              (0.07)              3.54       5,057%
                                                          ----              ------              ----
     TOTAL EPS - BASIC                                   $4.59              $0.67              $3.92         585%
                                                          ====               ====               ====
     TOTAL EPS - DILUTED (NOTE A)                        $4.58              $0.67              $3.91         584%
                                                          ====               ====               ====

Note A: Reflecting the effect of unexercised dilutive stock options. Such dilution does not impact the earnings from continuing operations, but dilutes the earnings from discontinued operations by $0.01 per share.

The following table presents a line-by-line breakdown of revenue and expenses from UIL Holdings' Consolidated Statement of Income by subsidiary, including comparisons between the first six months of 2004 and the first six months of 2003. Significant variances are explained in the discussion and analysis of individual subsidiary results that follow.

                                                        SIX MONTHS ENDED  SIX MONTHS ENDED   2004 MORE (LESS)
(IN MILLIONS)                                             JUN. 30, 2004     JUN. 30, 2003       THAN 2003
-------------                                             -------------     -------------       ---------
OPERATING REVENUES
UI from operations                                           $357.4             $321.4             $36.0
Xcelecom                                                      152.7              143.5               9.2
Minority Interest Investment & Other                            0.1               (0.1)              0.2
                                                                ---                ---               ---
  TOTAL OPERATING REVENUES                                   $510.2             $464.8             $45.4
                                                             ======             =======            =====

FUEL AND ENERGY EXPENSES - UI                                $169.3             $128.8             $40.5
                                                             ======             =======            =====

OPERATION AND MAINTENANCE EXPENSES
UI                                                            $94.6              $87.3              $7.3
Xcelecom                                                      150.7              142.3               8.4
Minority Interest Investment & Other                            2.5                1.7               0.8
                                                                ---                ---               ---
  TOTAL OPERATION AND MAINTENANCE EXPENSES                   $247.8             $231.3             $16.5
                                                             ======             =======            =====

DEPRECIATION AND AMORTIZATION EXPENSES
UI                                                            $14.8              $13.8              $1.0
Xcelecom                                                        1.7                1.7               0.0
                                                                ---                ---               ---
       Subtotal depreciation                                   16.5               15.5               1.0
Amortization of regulatory assets (UI)                         16.5               31.9             (15.4)
Amortization Xcelecom                                           0.6                0.7              (0.1)
                                                                ---                ---                ---
  TOTAL DEPRECIATION AND AMORTIZATION EXPENSES                $33.6              $48.1            $(14.5)
                                                              ======             ======           =======

TAXES - OTHER THAN INCOME TAXES
UI - State gross earnings tax                                 $12.2              $12.5             $(0.3)
UI - other                                                      7.4                7.3               0.1
Xcelecom                                                        1.1                1.0               0.1
                                                                ---                ---               ---
  TOTAL TAXES - OTHER THAN INCOME TAXES                       $20.7              $20.8             $(0.1)
                                                              =====              ======            ======



                                                          SIX MONTHS ENDED   SIX MONTHS ENDED  2004 MORE (LESS)
(IN MILLIONS)                                              JUN. 30, 2004      JUN. 30, 2003       THAN 2003
-------------                                              -------------      -------------       ---------
OTHER INCOME (DEDUCTIONS)
UI                                                              $6.1              $3.0              $3.1
Xcelecom                                                         0.5               0.4               0.1
Minority Interest Investment & Other                            (3.8)             (3.1)             (0.7)
                                                                 ---               ---               ---
  TOTAL OTHER INCOME (DEDUCTIONS)                               $2.8              $0.3              $2.5
                                                                ====              ====              ====

INTEREST CHARGES
UI                                                              $7.9             $10.5             $(2.6)
UI - Amortization: debt expense, redemption premiums             0.7               0.6               0.1
Xcelecom                                                         0.3               0.3               0.0
Minority Interest Investment & Other                             3.3               3.0               0.3
                                                                 ---               ---               ---
   TOTAL INTEREST CHARGES                                      $12.2             $14.4             $(2.2)
                                                               =====             ======            ======

INCOME TAXES
UI                                                             $18.2             $15.2              $3.0
Xcelecom                                                        (0.5)             (0.8)              0.3
Minority Interest Investment & Other                            (4.5)             (3.1)             (1.4)
                                                                 ---               ---               ---
  TOTAL INCOME TAXES                                           $13.2             $11.3              $1.9
                                                               =====             ======             ====

NET INCOME
UI                                                             $21.9             $16.5              $5.4
Xcelecom                                                        (0.7)             (1.3)              0.6
Minority Interest Investment & Other                            (5.1)             (4.7)             (0.4)
                                                                 ---               ---               ---
  SUBTOTAL NET INCOME FROM CONTINUING OPERATIONS                16.1              10.5               5.6
Discontinued Operations                                         49.8              (0.9)             50.7
                                                                 ---               ---               ---
  TOTAL NET INCOME                                             $65.9              $9.6             $56.3
                                                               =====              =====            =====

THE UNITED ILLUMINATING COMPANY RESULTS OF OPERATIONS: FIRST SIX MONTHS OF 2004
-------------------------------------------------------------------------------
 VS. FIRST SIX MONTHS OF 2003
----------------------------

                                                   Six Months Ended  Six Months Ended    2004 more (less) than 2003
                                                    June 30, 2004      June 30, 2003        Amount         Percent
                                                   ----------------- ------------------ ---------------- ------------
EPS FROM OPERATIONS
   Total UI - basic                                       $1.52             $1.16             $0.36           31%
                                                           ====              ====              ====
   Total UI - diluted (Note A)                            $1.52             $1.16             $0.36           31%
                                                           ====              ====              ====
RETAIL SALES - ADJUSTED (MILLIONS OF KWH)
(NOTE B)                                                  2,862             2,773                89            3%

Note A: Reflecting the effect of unexercised dilutive stock options.
Note B: Excludes 46 million KWH non-recurring adjustment associated with a change in accounting estimate to unbilled revenue recognized in the first quarter of 2004. Including this adjustment KWH volume increased by approximately 135 million KWH, or 5% from the same period of 2003.

UI's net income was $21.9 million, or $1.52 per share, in the first six months of 2004, compared to $16.5 million, or $1.16 per share, in the first six months of 2003. The increase from the first six months of 2003 was mainly attributable to non-recurring gains associated with a change in accounting estimate adjustment to unbilled revenues, a settlement by ISO-NE related to a review of the allocation of New England Power Pool transmission revenues to member companies, the resolution of tax and other post-closing issues related to UI's sale of Seabrook Station, and the impact of final decisions by the DPUC regarding the disposition of proceeds from UI's investment in nuclear generating facilities. Results at UI also benefited from an increased sales volume as compared to the same period of 2003. In addition, the improvement was due in part to the DPUC's decision allowing partial recovery of increased pension and postretirement benefits expenses, partially offset by higher operating expenses and increases in uncollectible accounts over the comparable period of 2003.

Overall, UI's revenue increased by $36 million, from $321.4 million in the first six months of 2003 to $357.4 million in the first six months of 2004. Retail revenue increased $34.6 million due mainly to an overall increase in kilowatt-hour volume of 5%, along with the impact of an average 9.9% price increase effective January 1, 2004 resulting from the transitional standard offer final decision (see "Major Influences on Financial Condition - The United Illuminating Company - Regulation", for further discussion). The price increase allowed UI to collect certain federally mandated charges from customers to offset higher costs of procuring energy (see fuel and energy expense discussion below). Of the overall 5% increase in kilowatt-hour volume, approximately 1.7%, or 46 million kilowatt-hours, is attributable to the non-recurring adjustment associated with a change in accounting estimate to unbilled revenue recognized in the first quarter of 2004. The impact of weather as compared to the same period of 2003 was minimal. Wholesale revenue decreased by $0.6 million, as compared to the first six months of 2003, due to lower market prices in the New England wholesale market. Other revenues increased $2 million as compared to the first six months of 2003, primarily due to the settlement adjustment from ISO-NE.

Retail fuel and energy expense increased by $40.4 million in the first six months of 2004, compared to the same period of 2003. The increase was primarily due to increased supplier costs providing transitional standard offer service. UI received electricity to satisfy its transitional standard offer retail customer service requirements through a fixed-price purchased power agreement. These costs are recovered through the GSC portion of UI's unbundled retail customer rates. UI's wholesale energy expense in the first six months of 2004 increased by $0.1 million compared to the same period of 2003. Wholesale energy costs are recovered from customers through the CTA.

UI's operation and maintenance (O&M) expenses increased by $7.3 million, from $87.3 million in the first six months of 2003 to $94.6 million in the first six months of 2004. The increase was attributable to a variety of factors including increases in labor, benefits, legal and bad debt expenses.

Amortization of regulatory assets decreased by $15.4 million in the first six months of 2004 compared to the same period of 2003. The primary reason for the reduction was due to a DPUC order in July 2003 requiring that the amortization of CTA rate base utilizing excess GSC revenues be discontinued. Pursuant to the

DPUC final decision in the transitional standard offer proceedings, such excess GSC revenues are now banked and used primarily to offset monthly working capital differences between the cost of providing transitional standard offer service and the revenue collected from customers.

Other income increased by $3.1 million in the first six months of 2004, compared to the first six months of 2003, mainly due to the reduction of reserves associated with UI's investment in Seabrook Station resulting from a March 2004 DPUC decision and the resolution of tax and other post-closing issues related to its sale.

Interest charges decreased by $2.5 million in the first six months of 2004, as compared to the same period of 2003, due to the refinancing of certain UI debt issues late in 2003 at lower interest rates.

NON-UTILITY RESULTS OF OPERATIONS:  FIRST SIX MONTHS 2004
----------------------------------------------------------
 VS. FIRST SIX MONTHS 2003
--------------------------



                                                        Six Months Ended   Six Months Ended   2004 more (less) than 2003
                                                         June 30, 2004       June 30, 2003       Amount       Percent
                                                       ------------------- ------------------ --------------- -----------
EPS
   Operating Business
     Xcelecom                                               $(0.05)             $(0.09)             $0.04          44%

   Minority Interest Investments
     UBE                                                     (0.15)              (0.15)              -              -
     UCI                                                     (0.03)              (0.02)             (0.01)        (50)%
                                                             ------              ------
       Subtotal Minority Interest
       Investments                                           (0.18)              (0.17)             (0.01)         (6)%

   UIL Corporate (Note A)                                    (0.17)              (0.16)             (0.01)         (6)%
                                                             ------              ------             ------

       TOTAL NON-UTILITY EPS FROM CONTINUING
           OPERATIONS                                        (0.40)              (0.42)              0.02           5%
   Discontinued Operations                                    3.47               (0.07)              3.54       5,057%
                                                              ----               ------              ----
       TOTAL NON-UTILITY EPS - BASIC                         $3.07              $(0.49)             $3.56         727%
                                                              ====               ======              ====
       TOTAL NON-UTILITY EPS - DILUTED (NOTE B)              $3.06              $(0.49)             $3.55         724%
                                                              ====               ======              ====


Note A: Includes interest charges on intercompany debt and strategic and administrative costs of the non-utility holding company.
Note B: Reflecting the effect of unexercised dilutive stock options. Such dilution does not impact the earnings from continuing operations, but dilutes the earnings from discontinued operations by $0.01 per share.

The consolidated non-utility businesses reported a loss from continuing operations, including unallocated holding company costs, of $5.8 million, or $0.40 per share, in the first six months of 2004, an improvement of $0.2 million, or $0.02 per share, compared to the same period of 2003. The improved results at Xcelecom were attributable to the performance of the electrical contracting business. Net income from discontinued operations for the first six months of 2004, including the gain on the sale of APS, amounted to $49.8 million, or $3.47 per share, compared to a loss of $0.9 million, or $0.07 per share, in the first six months of 2003. Excluding the $46.2 million after-tax gain on the sale of APS, net of transaction costs, results of discontinued operations for the first six months of 2004 improved by approximately $0.32 per share as compared to the same period of 2003. The improved results from discontinued operations, excluding the gain on the sale of APS, were mainly the result of increased stored value card and non-contracted bill payment business of APS, as well as the implementation of cost reduction initiatives in the first six months of 2004.

Operating revenue for the non-utility businesses increased by $9.4 million, or 7% compared to the first six months of 2003. The increase in revenues was primarily from Xcelecom. Operating expenses in the first six months of 2004 for the non-utility businesses increased $9.2 million, or 6% from the same period of 2003, as expenses at Xcelecom rose due to the increase in business. Other deductions of $3.3 million in the first six months of 2004 were $0.6 million, or 22% higher than the first six months of 2003, as the favorable impact of the elimination of interest charges at UBE in 2004 was offset by the effect of high natural gas prices on the results of BE.

The results of each of the non-utility subsidiaries for the first six months of 2004 and the first six months of 2003, as presented below, reflect the allocation of debt costs from the parent based on a capital structure, including an equity component, and an interest rate deemed appropriate for that type of business. The capital structure for all of the non-utility subsidiaries is 100% equity as of January 1, 2004. In 2003 the capital structure of UBE was 70% debt. UIL Holdings absorbs interest charges on the equity portion of its investments in its subsidiaries to the extent those investments are financed with debt. UIL Holdings may incur other corporate level expenses necessary to manage its investments from time to time.

The following is a detailed explanation of the variances for each of UIL Holdings' non-utility businesses.

     NON-UTILITY BUSINESS

                                 XCELECOM, INC.

Xcelecom lost $0.7 million, or $0.05 per share, in the first six months of 2004, compared to a loss of $1.3 million, or $0.09 per share in the first six months of 2003. The improvement in earnings from prior year was mainly due to the absence of $0.08 per share of project losses incurred in the prior year, partially offset by income in the prior year related to the completion of a large contract. The slow economic recovery in the Northeast, as well as soft demand for the computer network systems integration services business, continued to hamper the results for the first six months of 2004 as compared to the same period of 2003, although there have been signs of improving conditions in the second quarter of 2004 as evidenced by the level of backlog attributable to the Northeast. See the "Results of Operations: Second Quarter of 2004 vs. Second Quarter of 2003 - Xcelecom" section of Item 2 for discussion of Xcelecom's backlog as of June 30, 2004.

     MINORITY INTEREST INVESTMENTS

                         UNITED BRIDGEPORT ENERGY, INC.

UBE owns a 33 1/3% interest in Bridgeport Energy, LLC (BE). UBE lost $2.2 million, or $0.15 per share, in the first six months of 2004, which was equal to the loss reported in the same period of 2003. UBE results continue to be hampered by high natural gas prices which continue to depress both margins and sales levels at BE. Results for the first six months of 2004 have also been affected by approximately $0.4 million of pre-tax accounting adjustments related to prior years. This was offset by the elimination of interest expenses in 2004 as a result of the restructuring of UIL Holdings' intercompany loan to UBE to 100% equity beginning in 2004. The improvements recognized at UBE related to this restructuring had no effect on overall UIL Holdings' results, as all intercompany transactions are eliminated in consolidation.

                        UNITED CAPITAL INVESTMENTS, INC.

UCI lost $0.4 million, or $0.03 per share, in the first six months of 2004, compared to a loss of $0.2 million, or $0.02 per share in the first six months of 2003. The decline in earnings was mainly due to decreased revenues and increased legal fees at Cross-Sound during the second quarter of 2004, resulting from a May 7, 2004 order by the federal Department of Energy terminating the Emergency Order under which the Cross-Sound cable had been operating. See the "Major Influences on Financial Condition" section of this Item 2 for more information.

     UIL CORPORATE

UIL Holdings retains certain costs at the holding company level which are not allocated to the various non-utility subsidiaries. These costs generally include interest charges and strategic and other administrative costs. UIL Holdings' unallocated costs amounted to $2.5 million, after-tax, or $0.17 per share, in the first six months of 2004, compared to $2.3 million, after-tax, or $0.16 per share, in 2003. Higher administrative costs in 2004 were partially offset by the realization of deferred tax benefits of $0.03 per share in the second quarter of 2004.

     DISCONTINUED OPERATIONS

On June 22, 2004, UIL completed the sale of APS to CheckFree, pursuant to the purchase agreement entered into between the parties on December 16, 2003. APS, and its 51% ownership interest in CellCards of Illinois, LLC (CCI), were classified as discontinued operations in the fourth quarter of 2003. On February 13, 2004, CCI was sold to an independent third party for book value, excluding transaction costs.

The results of discontinued operations for the first six months of 2004 include the gain on the sale of APS. The overall after-tax gain on the sale, net of all transaction costs incurred was $46 million, or $3.21 per share. However, the after-tax effect of the sale, net of transaction costs, for the first six months of 2004 was $3.22 per share, as certain transaction costs were incurred in the fourth quarter of 2003. Excluding the gain on the sale, net income from discontinued operations for the first six months of 2004 was $3.5 million, or $0.25 per share, compared to a net loss of $0.9 million, or $0.07 per share, in the same period of 2003. The improvement was mainly due to APS' increased stored value card and non-contracted bill payment business and the implementation of cost reduction initiatives in 2004. Also, in accordance with SFAS 144, the assets of APS, including the telephony assets, ceased being depreciated when it was categorized as "held for sale," which resulted in increased earnings of $1.6 million, or $0.11 per share, as compared to the first six months of 2003.

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

UIL Holdings carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of UIL Holdings' disclosure controls and procedures as of June 30, 2004. Based on the foregoing, UIL Holdings' Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective.

There have been no changes in UIL Holdings' internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect UIL Holdings' internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

UCI has a 25% interest in Cross-Sound Cable Company, LLC (Cross-Sound), whose cable operation was the subject of a request by the Connecticut Attorney General
(AG) and the Connecticut Department of Environmental Protection (CDEP) to the United States Department of Energy (DOE) for stay or rehearing of the August 28, 2003 DOE Emergency Order that directed the Cross-Sound cable to operate. In May of 2004, the DOE terminated the Emergency Order under which the cable had been operating, thus making moot the request by the AG and CDEP for a stay or rehearing of the Emergency Order. Neither UIL Holdings nor any of its subsidiaries was a party to the DOE proceeding.

See Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Major Influences," for further discussion, which information is hereby incorporated by reference.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

The Annual Meeting of the Shareowners of UIL Holdings was held on May 12, 2004, for the purpose of electing a Board of Directors for the ensuing year, voting on approval of the employment of PricewaterhouseCoopers LLP as the firm of independent public accountants to audit the books and affairs of UIL Holdings for the fiscal year 2004, and voting on approval of the UIL Holdings Corporation Senior Executive Incentive Compensation Program.

All of the nominees for election as Directors listed in UIL Holdings' proxy statement for the meeting were elected by the following votes:

                                           NUMBER OF SHARES
                                      ---------------------------
                                          VOTED          NOT
                   NOMINEE                "FOR"         VOTED
                   -------                -----         -----
         Thelma R. Albright             12,046,578     194,256
         Marc C. Breslawsky             11,999,299     241,536
         David E. A. Carson             11,964,553     276,282
         Arnold L. Chase                11,944,412     296,420
         John F. Croweak                11,964,692     276,143
         Betsy Henley-Cohn              11,960,157     280,675
         John L. Lahey                  12,031,408     209,426
         F. Patrick McFadden, Jr.       11,964,655     276,182
         Daniel J. Miglio               12,034,401     206,432
         William F. Murdy               12,046,206     194,689
         James A. Thomas                11,964,865     275,971
         Nathaniel D. Woodson           11,950,141     290,695

The employment of PricewaterhouseCoopers LLP as the firm of independent public accountants to audit the books and affairs of UIL Holdings for the fiscal year 2004 was ratified by the following vote:

                         NUMBER OF SHARES
              ---------------------------------------
                  VOTED         VOTED         NOT
                  "FOR"       "AGAINST"      VOTED
              ------------  -------------  -----------
                12,008,823      170,894      69,112

The proposal to adopt the UIL Holdings Corporation Senior Executive Incentive Compensation Program was approved by the following vote:

                         NUMBER OF SHARES
              ---------------------------------------
                  VOTED         VOTED        NOT
                  "FOR"       "AGAINST"     VOTED
              -------------- ------------ -----------
                10,904,198     1,064,416    272,202



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

  Exhibit
 Table Item    Exhibit
  Number       Number                               Description
 -----------   ---------                            ------------
    (2)          2.1a    First Amendment to Stock Purchase Agreement by and
                         among UIL Holdings Corporation, United Resources, Inc.
                         and CheckFree Corporation, dated December 16, 2003
    (2)          2.1b    Second Amendment to Stock Purchase Agreement by and
                         among UIL Holdings Corporation, United Resources, Inc.
                         and CheckFree Corporation, dated December 16, 2003
   (31)         31.1     Certification of Periodic Financial Report.
   (31)         31.2     Certification of Periodic Financial Report.
   (32)         32       Certification of Periodic Financial Report.


*Management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K.

           Item                         Financial
          Reported                      Statements           Date of Report
          ---------                     ----------           ---------------
              7,12                        None               April 26, 2004
              5                           None               May 10, 2004
              2,7                         None               June 22, 2004
              5                           None               June 24, 2004

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          UIL HOLDINGS CORPORATION




Date      08/06/2004                       /s/ Louis J. Paglia
---------------------------                ----------------------------------
                                                  Louis J. Paglia
                                             Executive Vice President
                                             and Chief Financial Officer