Form 10-K/A
period 2003-12-31
UIL HOLDINGS CORP
filed 2004-09-29
CIK 1082510

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K/A
                                  Amendment No. 1

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

The number of shares outstanding of the registrant's only class of common stock, as of September 10, 2004 was 14,556,206.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                              Part of this Form 10-K into
 Document                                     which document is incorporated
---------------                               ------------------------------
DEFINITIVE PROXY STATEMENT
FOR ANNUAL MEETING OF THE SHAREHOLDERS
TO BE HELD ON MAY 12, 2004                                   III

                                EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A constitutes an amendment to our Annual Report on Form 10-K for the year ended December 31, 2003, which was previously filed with the Securities and Exchange Commission on March 1, 2004. We are amending the consolidated balance sheet as of December 31, 2002 and the consolidated statement of cash flows for the years ended December 31, 2003 and 2002, as explained in Note B of Item 8. "Financial Statements - Notes to the Consolidated Financial Statements" of this filing.

                            UIL HOLDINGS CORPORATION
                                    FORM 10-K/A
                                DECEMBER 31, 2003

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

                                                                         PAGE
PART II (CONTINUED)
       Liquidity and Capital Resources....................................33
          Financial Covenants.............................................36
          Contractual and Contingent Obligations..........................39
       Critical Accounting Practices......................................40
       Results of Operations..............................................44
       Looking Forward....................................................60
   Item 7a.  Quantitative and Qualitative Disclosures
              About Market Risk.......................................... 63
   Item 8.  Financial Statements and Supplementary Data...................64
       Consolidated Financial Statements..................................64
          Statement of Income for the Years 2003, 2002 and 2001...........64
          Statement of Comprehensive Income for
           the Years 2003, 2002 and 2001..................................64
          Statement of Cash Flows for the Years 2003, 2002 and 2001.......65
          Balance Sheet as of December 31, 2003 and 2002..................66
          Statement of Changes in Shareholders' Equity for
           the Years 2003, 2002 and 2001..................................68
       Notes to Consolidated Financial Statements.........................69
          Statement of Accounting Policies................................69
          Capitalization..................................................78
          Regulatory Proceedings..........................................85
          Short-Term Credit Arrangements..................................89
          Income Taxes....................................................91
          Supplementary Information.......................................94
          Pension and Other Benefits......................................95
          Unamortized Cancelled Nuclear Project...........................99
          Lease Obligations...............................................99
          Commitments and Contingencies..................................100
              Other Commitments and Contingencies........................100
                 Connecticut Yankee......................................100
                 Hydro-Quebec............................................101
                 Environmental Concerns..................................101
                 Site Decontamination, Demolition and Remediation Costs..102
                 Claim of Enron Power Marketing, Inc.....................103
                 Cross-Sound Cable Company, LLC..........................103
          Fair Value of Financial Instruments............................104
          Quarterly Financial Data (Unaudited)...........................105
          Segment Information............................................106
          Goodwill and Other Intangible Assets...........................107
          Discontinued Operations........................................108
   Report of Independent Registered Public Accounting Firm...............109
   Item 9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosures........................111
   Item 9a.  Controls and Procedures.....................................111
PART III
   Item 10.  Directors and Executive Officers............................112
   Item 11.  Executive Compensation......................................112
   Item 12.  Security Ownership of Certain Beneficial
              Owners and Management......................................112
   Item 13.  Certain Relationships and Related Transactions..............112
   Item 14.  Principal Accounting Fees and Services......................113
PART IV
   Item 15.  Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K........................................114
Signatures...............................................................119

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

As of December 31, 2003, there were 10,760 Common Stock shareowners of record.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                       NUMBER OF SECURITIES
                                                                                      REMAINING AVAILABLE FOR
                               NUMBER OF SECURITIES TO                                 FUTURE ISSUANCE UNDER
                               BE ISSUED UPON EXERCISE        WEIGHTED AVERAGE       EQUITY COMPENSATION PLANS
                               OF OUTSTANDING OPTIONS,       EXERCISE PRICE OF         (EXCLUDING SECURITIES
                                 WARRANTS AND RIGHTS        OUTSTANDING OPTIONS,     REFLECTED IN COLUMN (A))
                                         (A)                WARRANTS AND RIGHTS                 (C)
         PLAN CATEGORY                                              (B)
   -------------------------- --------------------------- ------------------------- ----------------------------
   Equity Compensation
   Plans Approved by
   Security Holders                    884,535                     $45.17                   358,492 (1)

   Equity Compensation
   Plans Not Approved by
   Security Holders                      None                        -                           -

   Total                               884,535                     $45.17                   358,492 (1)


(1) Includes 40,086 shares authorized for issuance under the UIL Holdings Deferred Compensation Plan, which is a non-qualified benefit plan.

ITEM 6. SELECTED FINANCIAL DATA
                                                            2003           2002          2001           2000          1999
===================================================================================================================================
FINANCIAL RESULTS OF OPERATION ($000'S)
Sales of electricity
  Utility
    Retail
        Residential                                       $  273,230    $ 281,307     $ 266,585      $ 252,730     $ 271,605
        Commercial                                           248,257      256,077       254,842        242,075       256,246
        Industrial                                            82,087       91,129        95,250         96,955       100,437
        Other                                                 10,311       10,512        10,501         10,587        11,308
                                                         ------------  -------------  ------------  ------------- -------------
    Total Retail                                             613,885      639,025       627,178        602,347       639,596
    Wholesale                                                 24,591       58,249        61,570         67,990        24,334
    Other operating revenues                                  31,144       30,259        26,070         34,354        16,045
Non-utility businesses                                       294,057      310,063       312,642        138,491        35,510
                                                         ------------  -------------  ------------  ------------- -------------
    Total operating revenues                                 963,677    1,037,596     1,027,460        843,182       715,485
                                                         ------------  -------------  ------------  ------------- -------------
Operating income                                              88,957      124,702       144,594        146,673       154,167
                                                         ------------  -------------  ------------  ------------- -------------
Income from Continuing Operations, net of tax                 29,537       45,751        59,563         58,723        50,677
Discontinued Operations, net of tax (Note O)                  (6,251)      (1,804)         (200)         2,034         1,547
                                                         ------------  -------------  ------------  ------------- -------------
Net income                                                    23,286       43,947        59,363         60,757        52,224
Premium (Discount) on preferred stock redemption                 -            -             -              -              53
Preferred and preference stock dividends                         -            -             -              -              66
                                                         ------------  -------------  ------------  ------------- -------------
Income applicable to common stock                         $   23,286    $  43,947      $ 59,363       $ 60,757      $ 52,105
===================================================================================================================================
FINANCIAL CONDITION ($000'S)
Property, Plant and Equipment in service - net (1)        $  512,327    $ 471,670     $ 499,470      $ 503,340     $ 488,675
Deferred charges and regulatory assets                       895,640      813,299       839,161        897,504       924,807 (2)
Assets of discontinued operations                            120,261      123,005       123,610        110,329        69,888
Total Assets (3), (4)                                      1,879,074    1,768,759     1,876,264      1,880,076     1,808,717
Current portion of long-term debt                                -        100,000       100,000            -          25,000
Net long-term debt excluding current portion (4)             495,460      370,432       498,557        522,221       518,228
Preferred stock & company-obligated mandatorily redeemable
  securities of subsidiaries holding solely parent debentures    -            -             -              -          50,000
Net common stock equity                                      492,774      482,352       499,995        479,045       458,298
===================================================================================================================================
COMMON STOCK DATA
 Average number of shares outstanding - basic (000's)         14,291       14,239        14,097         14,073        14,052
 Number of shares outstanding at year-end (000's)             14,315       14,272        14,116         14,077        14,063
 Earnings per share  - basic:
  Continuing Operations                                   $     2.07    $    3.22        $ 4.22         $ 4.18        $ 3.60
  Discontinued Operations (Note O)                        $    (0.44)   $   (0.13)      $ (0.01)        $ 0.14        $ 0.11
                                                         ------------  -------------  ------------  ------------- -------------
  Net Earnings                                            $     1.63    $    3.09        $ 4.21         $ 4.32        $ 3.71
 Earnings per share  - diluted
  Continuing Operations                                   $     2.07    $    3.21        $ 4.20         $ 4.17        $ 3.60
  Discontinued Operations (Note O)                        $    (0.44)   $   (0.13)      $ (0.01)        $ 0.14        $ 0.11
                                                         ------------  -------------  ------------  ------------- -------------
  Net Earnings                                            $     1.63    $    3.08        $ 4.19         $ 4.31        $ 3.71

 Book value per share                                     $    34.44    $   33.80       $ 35.42        $ 34.03       $ 32.59
 Dividends declared per share                             $     2.88    $    2.88        $ 2.88         $ 2.88        $ 2.88
 Market Price:
    High                                                  $    46.07    $   58.53       $ 52.42        $ 55.13       $ 53.19
    Low                                                   $    31.01    $   29.06       $ 44.25        $ 38.13       $ 39.31
    Year-end                                              $    45.10    $   34.87       $ 51.30        $ 49.75       $ 51.38
===================================================================================================================================
OTHER FINANCIAL AND STATISTICAL DATA (UTILITY ONLY) (UNAUDITED)
Sales by class (millions of kWh's)
      Residential                                              2,262        2,247         2,120          2,057         2,054
      Commercial                                               2,502        2,466         2,476          2,403         2,388
      Industrial                                                 952        1,022         1,082          1,146         1,162
      Other                                                       47           46            46             48            48
                                                         ------------  -------------  ------------  ------------- -------------
        Total                                                  5,763        5,781         5,724          5,654         5,652
                                                         ------------  -------------  ------------  ------------- -------------
Number of retail customers by class (average)
      Residential                                            288,405      287,632       286,331        284,955       282,986
      Commercial                                              29,687       29,757        29,889         29,776        29,757
      Industrial                                               1,595        1,630         1,707          1,725         1,746
      Other                                                    1,306        1,267         1,250          1,207         1,185
                                                         ------------  ------------  ------------- -------------  -------------
        Total                                                320,993      320,286       319,177        317,663       315,674
                                                         ------------  ------------- ------------- -------------  -------------
Average price per kilowatt hour by class (cents)
      Residential                                              12.08        12.52         12.57          12.29         13.22
      Commercial                                                9.92        10.39         10.29          10.07         10.73
      Industrial                                                8.62         8.92          8.80           8.46          8.64

Revenues - retail sales per kWh                                10.65        11.05         10.96          10.65         11.31
===================================================================================================================================

  (1) Reflects 1999 reclassification of $518.3 million of nuclear assets from plant in-service to regulatory asset, as well as reclassification of asset removal costs from accumulated depreciation to regulatory liabilities for all years presented.
  (2) Reflects reclassification of $518.3 million of nuclear assets from plant in-service to regulatory asset.
  (3) Reflects reclassification of asset removal costs from accumulated depreciation to regulatory liabilities for all years presented.
  (4) 2002 reflects the restatement of $25 million as described in Note (A) and Note (B) of Item 8.

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
                                                         (In Millions)

Balance, December 31, 2002                                    $18.9
                                                         --------------

Net cash provided by operating activities
  of continuing operations                                     88.5

Net cash provided by (used in) investing
  activities of continuing operations:
- Loan to Cross-Sound Cable Project                           (24.0)
- Cash invested in plant                                      (52.3)
- Changes in restricted cash (1)                                4.6
- Deferred payments in prior acquisitions                      (2.8)
                                                         --------------
                                                               (74.5)
                                                         --------------

Net cash provided by (used in) financing activities
 of continuing operations:
- Financing activities, excluding dividend payments             37.0
- Dividend payments                                            (41.1)
                                                         --------------
                                                                (4.1)

Net cash provided by (used in) discontinued operations:
- Net cash provided by discontinued operations                   4.8
- Change in unrestricted cash balance of discontinued
   operations                                                   (5.0)
                                                         --------------
                                                                (0.2)
      Net Change in Cash                                         9.7
                                                         --------------

Balance, December 31, 2003                                     $28.6
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

                            UIL HOLDINGS CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                             (THOUSANDS OF DOLLARS)
                                                                       (Restated)     (Restated)
                                                                          2003           2002           2001
                                                                          ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Income from continuing operations                                       $ 29,537       $ 45,751       $ 59,563
                                                                       ------------   ------------   ------------
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                          59,472         65,972         63,851
     Purchase power contract amortization (Note F)                          24,034         24,014         26,114
     Purchase Power above market fuel expense credit (Note F)              (24,034)       (24,014)       (26,114)
     Deferred income taxes                                                  17,715         67,716        (18,053)
     Future tax benefits (Note E)                                           36,976        (45,192)             -
     Deferred investment tax credits - net                                    (387)          (564)          (658)
     Amortization of nuclear fuel                                                -          4,640          5,497
     Allowance for funds used during construction                           (2,491)        (2,220)        (1,913)
     Changes in:
       Accounts receivable - net                                             8,529         14,307        (23,336)
       Materials and supplies                                                 (425)           100         (2,722)
       Prepayments                                                             521            998           (187)
       Accounts payable                                                     (7,492)         1,878        (13,335)
       Interest accrued                                                     (1,098)         3,139          2,591
       Taxes accrued                                                       (14,100)         1,767          1,755
       Prepaid Pension                                                     (45,000)             -              -
       Other assets and liabilities                                          6,781        (18,916)        18,360
                                                                       ------------   ------------   ------------
       Total Adjustments                                                    59,001         93,625         31,850
                                                                       ------------   ------------   ------------
     Cash provided by Continuing Operations                                 88,538        139,376         91,413
     Cash provided by (used in) Discontinued Operations                       (403)         8,249         10,533
                                                                        -----------   ------------   ------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                 88,135        147,625        101,946
                                                                        -----------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of businesses, net of cash acquired                              -         (7,691)       (15,532)
    Non-utility passive investments                                              -         (5,126)        (3,773)
    Net proceeds from sale of generation facilities                              -         79,214         32,314
    Loan to Cross-Sound Cable Project                                      (23,986)             -              -
    Deferred payments in prior acquisitions                                 (2,757)        (4,967)        (1,475)
    Plant expenditures, including nuclear fuel                             (52,309)       (52,909)       (43,615)
    Redemption of investment in Seabrook Lease Obligation Bonds                  -         80,794          1,928
    Investment (retirement) in debt securities, net                              -          5,043         (3,090)
    Changes in restricted cash                                               4,595         (2,348)          (365)
                                                                       ------------   ------------   ------------
    Cash provided by (used in) Continuing Operations                       (74,457)        92,010        (33,608)
    Cash (used in) Discontinued Operations                                    (119)       (10,824)       (11,218)
                                                                       ------------   ------------   ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                        (74,576)        81,186        (44,826)
                                                                       ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuances of:
      Common stock                                                           2,099          6,132          2,536
      Long-term debt                                                        98,711        125,000         75,000
   Purchase/sale of pollution control refunding revenue bonds               25,000        (25,000)             -
   Notes payable                                                            14,411          7,195        (78,741)
   Long-term debt securities redeemed and retired                         (100,000)      (100,000)          (665)
   Termination of Seabrook Lease Obligation                                      -       (208,900)             -
   Expenses of issuances                                                    (2,765)          (526)          (825)
   Lease obligations                                                          (473)          (509)          (405)
   Payment of common stock dividend                                        (41,137)       (40,917)       (40,576)
                                                                       ------------   ------------   ------------
   Cash (used in) Continuing Operations                                     (4,154)      (237,525)       (43,676)
   Cash provided by Discontinued Operations                                    299          2,575            685
                                                                       ------------   ------------   ------------
NET CASH (USED IN) FINANCING ACTIVITIES                                     (3,855)      (234,950)       (42,991)
                                                                       ------------   ------------   ------------

CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD                                                    9,704         (6,139)        14,129
BALANCE AT BEGINNING OF PERIOD                                              18,910         25,049         10,920
                                                                       ------------   ------------   ------------
BALANCE AT END OF PERIOD                                                  $ 28,614       $ 18,910       $ 25,049
                                                                       ============   ============   ============

CASH PAID DURING THE PERIOD FOR:
   Interest (net of amount capitalized)                                   $ 28,079       $ 36,782       $ 37,980
                                                                       ============   ============   ============
   Income taxes                                                            $ 3,000       $ 12,800       $ 64,300
                                                                       ============   ============   ============

                   The accompanying Notes to the Consolidated
       Financial Statements are an integral part of the financial statements.

                    UIL HOLDINGS CORPORATION
                   CONSOLIDATED BALANCE SHEET
                   DECEMBER 31, 2003 AND 2002

                             ASSETS
                     (Thousands of Dollars)

                                                                                               (Restated)
                                                                             2003                 2002
                                                                             ----                 ----
Current Assets
  Unrestricted cash and temporary cash investments                        $ 28,614             $ 18,910
  Restricted cash                                                            1,384                5,979
  Utility accounts receivable less allowance of $1,654 and $1,654           54,780               58,171
  Other accounts receivable less allowance of $1,648 and $1,530             80,532               85,683
  Unbilled revenues                                                         32,246               38,403
  Materials and supplies, at average cost                                    4,458                4,033
  Prepayments                                                                8,669                1,973
  Current assets of discontinued operations held for sale                  102,331               97,912
  Other                                                                      1,323                1,095
                                                                  -----------------     ----------------
     Total Current Assets                                                  314,337              312,159
                                                                  -----------------     ----------------

Other Property and Investments
  Investment in United Bridgeport Energy facility                           82,090               83,677
  Other                                                                     20,283               13,450
                                                                  -----------------     ----------------
     Total Other Property and Investments                                  102,373               97,127
                                                                  -----------------     ----------------

Property, Plant and Equipment at original cost
  In service                                                               784,409              727,867
  Less, accumulated depreciation                                           272,082              256,197
                                                                  -----------------     ----------------
                                                                           512,327              471,670
Construction work in progress                                               36,467               49,411
                                                                  -----------------     ----------------
     Net Property, Plant and Equipment                                     548,794              521,081
                                                                  -----------------     ----------------

Regulatory Assets (FUTURE AMOUNTS DUE FROM CUSTOMERS
                   THROUGH THE RATEMAKING PROCESS)
  Nuclear plant investments-above market                                   436,505              456,950
  Income taxes due principally to book-tax differences                      98,116               69,115
  Long-term purchase power contracts-above market                           88,024              100,379
  Connecticut Yankee                                                        51,579               33,821
  Unamortized redemption costs                                              19,325               18,245
  Other                                                                     43,259               40,804
                                                                  -----------------     ----------------
     Total Regulatory Assets                                               736,808              719,314
                                                                  -----------------     ----------------

Deferred Charges
  Goodwill                                                                  68,554               66,957
  Unamortized debt issuance expenses                                         6,670                4,509
  Prepaid Pension                                                           43,927                    -
  Long-term receivable - Cross-Sound Cable Project                          23,986                    -
  Other long-term receivable                                                13,575               10,766
  Other                                                                      2,120               11,753
                                                                  -----------------     ----------------
     Total Deferred Charges                                                158,832               93,985
                                                                  -----------------     ----------------

Long-term assets of discontinued operations held for sale                   17,930               25,093
                                                                  -----------------     ----------------

     Total Assets                                                      $ 1,879,074          $ 1,768,759
                                                                  =================     ================

      The accompanying Notes to the Consolidated Financial Statements are an integral part of the financial statements.

                       UIL HOLDINGS CORPORATION
                      CONSOLIDATED BALANCE SHEET
                      DECEMBER 31, 2003 AND 2002

                         LIABILITIES AND CAPITALIZATION
                             (Thousands of Dollars)
                                                                                        (Restated)
                                                                        2003               2002
                                                                        ----               ----
Current Liabilities
  Notes payable                                                       $ 65,161           $ 43,055
  Current portion of long-term debt                                          -            100,000
  Accounts payable                                                      36,729             44,007
  Dividends payable                                                     10,299             10,275
  Accrued liabilities                                                   62,639             62,524
  Deferred revenues - non-utility businesses                            14,957             25,553
  Taxes accrued                                                          1,214              8,096
  Interest accrued                                                       6,358              7,457
  Obligations under capital leases                                      14,815                473
  Current liabilities of discontinued operations held for sale          92,901             95,336
                                                                 ---------------    ---------------
          Total Current Liabilities                                    305,073            396,776
                                                                 ---------------    ---------------

Noncurrent Liabilities
  Purchase power contract obligation                                    88,024            100,379
  Pension accrued                                                        8,166             44,857
  Connecticut Yankee contract obligation                                47,213             28,442
  Long-term notes payable                                               10,478             14,408
  Obligations under capital leases                                           -             14,815
  Other                                                                 17,574             13,596
                                                                 ---------------    ---------------
          Total Noncurrent Liabilities                                 171,455            216,497
                                                                 ---------------    ---------------

Deferred Income Taxes, Net   (FUTURE TAX LIABILITIES OWED
                              TO TAXING AUTHORITIES)                   333,239            225,928
                                                                ---------------    ---------------

Regulatory Liabilities   (FUTURE AMOUNTS OWED TO CUSTOMERS
                          THROUGH THE RATEMAKING PROCESS)
  Accumulated deferred investment tax credits                           12,813             13,201
  Deferred gains on sale of property                                    33,679             33,130
  Customer refund                                                            5              6,820
  Asset removal cost                                                    14,071             12,948
  Other                                                                 19,584             10,615
                                                                ---------------    ---------------
          Total Regulatory Liabilities                                  80,152             76,714
                                                                ---------------    ---------------

Long-term liabilities of discontinued operations held for sale             921                 60
                                                                ---------------    ---------------

Commitments and Contingencies (Note L)

Capitalization (Note B)
      Net long-term debt                                               495,460            370,432

  Common Stock Equity
    Common stock (no par value, 14,314,599 and 14,272,080
           shares outstanding at December 31, 2003 and 2002)           297,321            296,501
    Paid-in capital                                                      4,413              3,749
    Capital stock expense                                               (2,170)            (2,170)
    Unearned employee stock ownership plan equity                       (5,461)            (6,411)
    Unearned compensation                                                 (335)                 -
    Accumulated other comprehensive loss                                  (496)           (26,694)
    Retained earnings                                                  199,502            217,377
                                                                ---------------    ---------------
          Net Common Stock Equity                                      492,774            482,352

          Total Capitalization                                         988,234            877,784
                                                                ---------------    ---------------

          Total Liabilities and Capitalization                     $ 1,879,074        $ 1,768,759
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

RESTATEMENT

See "Note (B) - Capitalization - Long Term Debt" for discussion of the restatement of the consolidated balance sheet as of December 31, 2002 and the consolidated statement of cash flows for the years ended December 31, 2003 and 2002 included in this Amendment No. 1 on Form 10-K/A.

REGULATORY ACCOUNTING

Generally accepted accounting principles for regulated entities in the United States of America allow UI to give accounting recognition to the actions of regulatory authorities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." In accordance with SFAS No. 71, UI has deferred recognition of costs (a regulatory asset) or has recognized obligations (a regulatory liability) if it is probable that such costs will be recovered or obligations relieved in the future through the ratemaking process. The Restructuring Act enacted in Connecticut in 1998 provides for UI to recover previously deferred costs through ongoing assessments to be included in future regulated service rates. See Note (C), "Regulatory Proceedings" for a discussion of the recovery of UI's stranded costs associated with the generation portion of its assets and operations, as well as a discussion of the regulatory decisions that provide for such recovery. In addition to the Regulatory Assets and Liabilities separately identified on the Consolidated Balance Sheet, there are

                             UIL HOLDINGS CORPORATION
other regulatory assets and liabilities such as certain deferred tax liabilities. UI also has obligations under long-term power contracts, the recovery of which is subject to regulation. If UI, or a portion of its assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met, if such deferred costs are not recoverable in the portion of the business that continues to meet the criteria for application of SFAS No. 71. UI expects to continue to meet the criteria for application of SFAS No. 71 for the foreseeable future. If a change in accounting were to occur, it could have a material adverse effect on UI's earnings and retained earnings in that year and could have a material adverse effect on UI's ongoing financial condition as well.

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

                             UIL HOLDINGS CORPORATION

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

                             UIL HOLDINGS CORPORATION

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

LONG-TERM DEBT

                                                                              DECEMBER 31,
                                                                          2003          2002
                                                                          ----          ----
                                                                              (In Thousands)
Pollution Control Revenue Refunding Bonds:
     4.35%, 1996 Series, due June 1, 2026  (1)                         $   7,500       $   7,500
     5 7/8%, 1993 Series, due October 1, 2033                                  -          64,460
     3.75%, 1997 Series, due July 1, 2027  (2)                            27,500          27,500
     4.55%, 1997 Series, due July 1, 2027  (1)                            71,000          71,000
     3.25%, 1999 Series, due December 1, 2029  (3)                        25,000               -
     Auction Rate, 2003 Series, due October 1, 2033  (4)                  64,460               -

Notes:
     6.00%, 1998 Series J, due December 15, 2003                               -         100,000
     4.42% Senior Notes, Series A, due December 12, 2007                  74,000          74,000
     3.95% Senior Notes, due December 9, 2008                            100,000               -
     4.89% Senior Notes, Series B, due December 12, 2009                  51,000          51,000
     7.23% Senior Notes, Series A, due February 15, 2011                  30,000          30,000
     7.38% Senior Notes, Series B, due February 15, 2011                  45,000          45,000
                                                                   --------------- ---------------

         Long-Term Debt                                                  495,460         470,460

Unamortized debt discount less premium                                         -             (28)
                                                                   --------------- ---------------
                                                                         495,460         470,432
Less:
      Current portion of long-term debt                                        -         100,000
                                                                   --------------- ---------------

         Net Long-Term Debt                                             $495,460        $370,432
                                                                   =============== ===============

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

                                 UIL HOLDINGS CORPORATION

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

UIL Holdings originally accounted for the purchase of the 1999 Series Bonds as an investment, and continued to carry a $25 million liability for the bonds. Upon further review of this transaction, and in accordance with the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," UIL Holdings has determined that during the period from December 2002 through February 2003 that the 1999 Series Bonds were held by UI as an investment, it should have presented the transaction as an extinguishment of debt, because UI is the primary obligor of the bonds. This would have resulted in UI extinguishing the liability upon purchase of the $25 million principal amount of BFA bonds, rather than showing both an investment and offsetting liability for such amount. This change in presentation would have had no impact on the results of operations for either 2002 or 2003. The impact to the consolidated statement of cash flows results in a reclassification of the use of $25 million for the purchase of the bonds in December 2002, and the subsequent source of $25 million when the bonds were sold to investors in February 2003, to a financing activity as opposed to prior presentation as an investing activity. The consolidated balance sheet and consolidated statement of cash flows presented herein reflect this reclassification.

The following table presents a reconciliation of amounts originally reported in the consolidated balance sheet to the amounts currently reported, as restated, for the year ended December 31, 2002:


                                                   December 31, 2002                             December 31, 2002
                                               (as originally reported)      Restatement           (as restated)
                                               -------------------------- ------------------- ------------------------
                                                                            (in thousands)
Other Property and Investments:
  Investment in United Bridgeport Energy
    Facility                                          $  83,677           $           -               $83,677
  Investment in debt securities                          25,000                 (25,000)                    -
  Other                                                  13,450                       -                13,450
                                               -------------------------- ------------------- ------------------------
Total Other Property and Investments                   $122,127                $(25,000)              $97,127
                                               ========================== =================== ========================

Total Assets                                         $1,793,759                $(25,000)           $1,768,759
                                               ========================== =================== ========================

Capitalization:
  Net long-term debt                                   $395,432                $(25,000)             $370,432
  Net Common Stock Equity                               482,352                       -               482,352
                                               -------------------------- ------------------- ------------------------
Total Capitalization                                   $877,784                $(25,000)             $852,784
                                               ========================== =================== ========================

Total Liabilities and Capitalization                 $1,793,759                $(25,000)           $1,768,759
                                               ========================== =================== ========================

                                 UIL HOLDINGS CORPORATION

The following table presents a reconciliation of the amounts originally reported in the financing and investing sections of the consolidated statement of cash flows to the amounts currently reported, as restated, for the years ended December 31, 2003 and 2002:

                                                      Year Ended                                    Year Ended
                                                   December 31, 2003                             December 31, 2003
                                               (as originally reported)      Restatement           (as restated)
                                               -------------------------- ------------------- ------------------------
                                                                            (in thousands)
Cash Flows from Investing
  Activities:
  Loan to Cross-Sound Cable Project                  $  (23,986)          $           -            $  (23,986)
  Deferred payments in prior acquisitions                (2,757)                      -                (2,757)
  Sale of pollution control refunding
     revenue bonds                                       25,000                 (25,000)                    -
  Plant expenditures                                    (52,309)                      -               (52,309)
  Changes in restricted cash                              4,595                       -                 4,595
                                               -------------------------- ------------------- ------------------------
  Cash used in Continuing Operations                    (49,457)                (25,000)              (74,457)
  Cash used in Discontinued Operations                     (119)                      -                  (119)
                                               -------------------------- ------------------- ------------------------
Net Cash used in Investing Activities                  $(49,576)               $(25,000)             $(74,576)
                                               ========================== =================== ========================

Cash Flows from Financing
  Activities:
  Issuances of common stock                          $    2,099             $         -         $       2,099
  Issuances of long-term debt                            98,711                       -                98,711
  Sale of pollution control refunding
     revenue bonds                                            -                  25,000                25,000
  Notes payable                                          14,411                       -                14,411
  Long-term debt securities redeemed
     and retired                                       (100,000)                      -              (100,000)
  Expenses of issuances                                  (2,765)                      -                (2,765)
  Lease obligations                                        (473)                      -                  (473)
  Payment of common stock dividend                      (41,137)                      -               (41,137)
                                               -------------------------- ------------------- ------------------------
  Cash used in Continuing Operations                    (29,154)                 25,000                (4,154)
  Cash provided by Discontinued
     Operations                                             299                       -                   299
                                               -------------------------- ------------------- ------------------------
Net Cash used in Financing Activities                  $(28,855)                $25,000               $(3,855)
                                               ========================== =================== ========================


                                                      Year Ended                                    Year Ended
                                                   December 31, 2002                             December 31, 2002
                                               (as originally reported)      Restatement           (as restated)
                                               -------------------------- ------------------- ------------------------
                                                                            (in thousands)
Cash Flows from Investing
  Activities:
  Acquisition of businesses, net of cash
     acquired                                         $  (7,691)          $           -             $  (7,691)
  Non-utility passive investments                        (5,126)                      -                (5,126)
  Net proceeds from sale of generating
     facilities                                          79,214                       -                79,214
  Deferred payments in prior acquisitions                (4,967)                      -                (4,967)
  Purchase of pollution control refunding
     revenue bonds                                      (25,000)                 25,000                     -
  Plant expenditures                                    (52,909)                      -               (52,909)
  Redemption of investment in Seabrook
     Lease Obligation Bonds                              80,794                       -                80,794
  Investment in debt securities, net                      5,043                       -                 5,043
  Changes in restricted cash                             (2,348)                      -                (2,348)
                                               -------------------------- ------------------- ------------------------
  Cash provided by Continuing Operations                 67,010                  25,000                92,010
  Cash used in Discontinued Operations                  (10,824)                      -               (10,824)
                                               -------------------------- ------------------- ------------------------
Net Cash provided by Investing Activities               $56,186                 $25,000               $81,186
                                               ========================== =================== ========================

Cash Flows from Financing
  Activities:
  Issuances of common stock                          $    6,132             $         -           $     6,132
  Issuances of long-term debt                           125,000                       -               125,000
  Notes payable                                           7,195                       -                 7,195
  Long-term debt securities redeemed
     and retired                                       (100,000)                      -              (100,000)
  Purchase of pollution control refunding
     revenue bonds                                            -                 (25,000)              (25,000)
  Termination of Seabrook Lease
      Obligation                                       (208,900)                      -              (208,900)
  Expenses of issuances                                    (526)                      -                  (526)
  Lease obligations                                        (509)                      -                  (509)
  Payment of common stock dividend                      (40,917)                      -               (40,917)
                                               -------------------------- ------------------- ------------------------
  Cash used in Continuing Operations                   (212,525)                (25,000)             (237,525)
  Cash provided by Discontinued
     Operations                                           2,575                       -                 2,575
                                               -------------------------- ------------------- ------------------------
Net Cash used in Financing Activities                 $(209,950)               $(25,000)            $(234,950)
                                               ========================== =================== ========================



On September 4, 2003, $64.5 million principal amount of Pollution Control Revenue Refunding Bonds, 2003 Series, due October 1, 2033 (the 2003 Bonds), were issued by the BFA. The 2003 Bonds were issued to refinance $64.5 million principal amount of 5 7/8%, Pollution Control Revenue Refunding Bonds, 1993 Series, due October 1, 2033, which were redeemed on October 6, 2003. The 2003 Bonds were issued in an "Auction Rate Mode," and the interest rate will be reset

                                 UIL HOLDINGS CORPORATION
through an auction held every 35 days. The interest rate on the 2003 Bonds, as of December 31, 2003, was 1.1%. UI is obligated, under its borrowing agreement with the BFA, to pay interest on the 2003 Bonds.

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

                                 UIL HOLDINGS CORPORATION

(K)  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of UIL Holdings' financial instruments are as follows:

                                                               2003                       2002
                                                               ----                       ----
                                                      CARRYING       FAIR         CARRYING      FAIR
                                                      AMOUNT        VALUE          AMOUNT      VALUE
                                                      --------      -----          ------      -----
                                                         (In Thousands)               (In Thousands)
Unrestricted cash and temporary cash investments      $28,614      $28,614       $18,910      $18,910

Long-term debt (1)(2)                                $495,460     $511,184      $470,432     $487,297

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

                                                            2003         2002
                                                            ----         ----
Total Assets                                                  (In Thousands)
------------
    UI                                                 $1,479,930     $1,391,231
    Xcelecom                                              176,759        195,721
    Assets of discontinued operations held for sale       120,261        123,005
    Other                                                 102,124         58,802
                                                     ---------------------------
       Total UIL Holdings                              $1,879,074     $1,768,759
                                                     ===========================



                                     2003            2002            2001
                                     ----            ----            ----
Revenues from External Customers                (In Thousands)
--------------------------------
    UI                               $669,620       $727,533       $714,818
    Xcelecom                          294,036        310,044        312,556
    Other                                  21             19             86
                                  ---------------------------------------------
       Total UIL Holdings            $963,677     $1,037,596     $1,027,460
                                  =============================================



                                            2003           2002           2001
                                            ----          ----            ----
Income (Loss) from Continuing Operations             (In Thousands)
----------------------------------------
before Income Taxes
------------------
    UI                                      $78,188        $96,865     $102,971
    Xcelecom                                 (2,618)         2,387       10,869
    Other                                   (12,583)       (16,023)      (6,062)
                                         ---------------------------------------
       Total UIL Holdings                   $62,987        $83,229     $107,778
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
                                         =====================================

PRICEWATERHOUSE COOPERS
-------------------------------------------------------------------------------
                                                 PricewaterhouseCoopers LLP
                                                 300 Atlantic Street
                                                 P.O. Box 9316
                                                 Stamford, CT  06904-9316
                                                 Telephone (203) 539 3000
                                                 Facsimile (203) 539 3001




                REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders
Of UIL Holdings Corporation:


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of UIL Holdings Corporation and its subsidiaries (the "Company") at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes A and B to the financial statements, the consolidated balance sheet as of December 31, 2002 and the consolidated statements of cash flows for the years ended December 31, 2003 and 2002 were restated to conform with the provisions of Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities."

As discussed in Note A to the financial statements, the Company changed its accounting for goodwill and other intangible assets as of January 1, 2002.

PricewaterhouseCoopers LLP



January 26, 2004,
except for Note A, paragraph 4 ("Restatement"), and Note B as to which the date is July 27, 2004

PRICEWATERHOUSE COOPERS
-------------------------------------------------------------------------------
                                                 PricewaterhouseCoopers LLP
                                                 300 Atlantic Street
                                                 P.O. Box 9316
                                                 Stamford, CT  06904-9316
                                                 Telephone (203) 539 3000
                                                 Facsimile (203) 539 3001



               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                                       ON
                          FINANCIAL STATEMENT SCHEDULES



  To the Board of Directors and Shareholders
  Of UIL Holdings Corporation:

  Our audits of the consolidated financial statements referred to in our report dated January 26, 2004, except for Note A, paragraph 4 ("Restatement") and Note B, as to which the date is July 27, 2004 (which contains an explanatory paragraph relating to the restatement of the consolidated balance sheet as of December 31, 2002 and the consolidated statements of cash flows for the years ended December 31, 2003 and 2002 to conform with the provisions of Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities"), appearing in this Annual Report on Form 10-K/A also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K/A. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

  PricewaterhouseCoopers LLP



January 26, 2004,
except for Note A, paragraph 4 ("Restatement"), and Note B as to which the date is July 27, 2004

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Not Applicable

ITEM  9A. CONTROLS AND PROCEDURES.

UIL Holdings Corporation (UIL Holdings) maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports to the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to UIL Holdings' management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e)and Rule 15d-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, through United Capital Investments, Inc. and United Bridgeport Energy, Inc., UIL Holdings has minority investments in certain other entities. As UIL Holdings does not control or manage these entities, its disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those it maintains with respect to its subsidiaries.

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

In December 2002, the United Illuminating Company (UI) purchased $25 million principal amount of Pollution Control Revenue Refunding Bonds, 1999 Series, due December 1, 2029 (the 1999 Series Bonds), issued by the Business Finance Authority of the State of New Hampshire (BFA) in connection with a loan by the BFA to UI. UIL Holdings originally accounted for the purchase of the 1999 Series Bonds as an investment, and continued to carry a $25 million liability for the bonds, because the bonds were technically issued by the BFA, not UI. Upon further review of this transaction, and in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," UIL Holdings determined that during the period in which the 1999 Series Bonds were held by UI as an investment (December 2002 through February 2003), it should have presented the transaction as an extinguishment of debt, because UI is the primary obligor of the bonds. See Note B of Item 8. "Financial Statements
- Notes to Consolidated Financial Statements" of this filing for additional information.

Although UIL Holdings has determined that the transaction noted above was not properly accounted for in accordance with SFAS No. 140, UIL Holdings does not believe the error affects the overall conclusion that its disclosure controls and procedures are effective as of December 31, 2003. The aforementioned transaction occurred in 2002, subsequent to which UIL Holdings strengthened its internal controls over accounting pronouncement applications and interpretations by forming a Corporate Controller Department, under which the research, interpretation and application of accounting pronouncements is now centralized.

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

         Report of independent registered public accounting firm


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

(19) Filed with UIL Annual Report (Form 10-K) for fiscal year ended December 31, 2003.

The exhibit number in the statement or report referenced is set forth in the parenthesis following the description of the exhibit. Those of the following exhibits not so identified are filed herewith.

Exhibit
 Table        Exhibit      Reference
Item No.        No.           No.                    Description
-------       -------      ---------                 -----------
    (2)         2**          (19)     Copy of Stock  Purchase  Agreement by and among UIL Holdings  Corporation,
                                       United  Resources,  Inc. and CheckFree  Corporation,  dated  December 16,
                                       2003.
    (3)         3.1          (1)      Copy of  Certificate  of  Incorporation  of UIL Holdings  Corporation,  as
                                       amended through July 20, 2000.   (Exhibit 3.3)
    (3)         3.2          (2)      Copy of Bylaws of UIL Holdings  Corporation,  as amended through  July 22,
                                       2002. (Exhibit 3.2a)
    (4)         4.1          (3)      Copy  of  Indenture,   dated  as  of  August  1,  1991,  from  The  United
                                       Illuminating Company to The Bank of New York, Trustee.   (Exhibit 4)
   (10)        10.1          (4)      Copy  of  Stockholder  Agreement,  dated  as of July 1,  1964,  among  the
                                       various   stockholders  of  Connecticut   Yankee  Atomic  Power  Company,
                                       including The United Illuminating Company.   (Exhibit 5.1-1)
   (10)        10.2a         (4)      Copy of Power  Contract,  dated as of July 1,  1964,  between  Connecticut
                                       Yankee  Atomic  Power  Company  and  The  United  Illuminating   Company.
                                       (Exhibit 5.1-2)
   (10)        10.2b         (5)      Copy of Additional Power Contract, dated as of April 30, 1984, between
                                       Connecticut Yankee Atomic Power Company and The United Illuminating
                                       Company. (Exhibit 10.2f)
   (10)        10.2c         (6)      Copy of 1987  Supplementary  Power  Contract,  dated as of April 1,  1987,
                                       supplementing Exhibits 10.2a and 10.2b.   (Exhibit 10.2c)
   (10)        10.2d         (6)      Copy of 1996 Amendatory Agreement, dated as of December 4,  1996, amending
                                       Exhibits 10.2b and 10.2c.   (Exhibit 10.2d)
   (10)        10.2e         (6)      Copy  of  First  Supplement  to 1996  Amendatory  Agreement,  dated  as of
                                       February 10, 1997, supplementing Exhibit 10.2d.   (Exhibit 10.2e)
   (10)        10.3          (4)      Copy of Capital Funds  Agreement,  dated as of September 1, 1964,  between
                                       Connecticut  Yankee  Atomic  Power  Company  and The United  Illuminating
                                       Company. (Exhibit 5.1-3)
   (10)        10.4          (7)      Copy of Capital Contributions  Agreement,  dated October 16, 1967, between
                                       The United  Illuminating  Company and  Connecticut  Yankee  Atomic  Power
                                       Company. (Exhibit 5.1-5)
   (10)        10.5a         (7)      Copy of Transmission Line Agreement,  dated January 13, 1966,  between the
                                       Trustees  of the  Property  of The  New  York,  New  Haven  and  Hartford
                                       Railroad Company and The United Illuminating Company.   (Exhibit 5.4)
   (10)        10.5b         (8)      Notice,  dated  April  24,  1978,  of The  United  Illuminating  Company's
                                       intention to extend term of  Transmission  Line  Agreement  dated January
                                       13, 1966, Exhibit 10.5a.   (Exhibit 10.9b)
   (10)        10.5c         (8)      Copy of  Letter  Agreement,  dated  March 28,  1985,  between  The  United
                                       Illuminating   Company  and  National  Railroad  Passenger   Corporation,
                                       supplementing and modifying Exhibit 10.5a.   (Exhibit 10.9c)
   (10)        10.5d         (9)      Copy  of  Notice,  dated  April 22,   1997,  of  The  United  Illuminating
                                       Company's  intention  to  extend  term of  Transmission  Line  Agreement,
                                       Exhibit   10.5a,   as   supplemented   and  modified  by  Exhibit  10.5c.
                                       (Exhibit 10.9d)
   (10)        10.5e         (19)     Copy of  Transmission  Line  Agreement,  dated May 15,  2003,  between the
                                       State  of  Connecticut   Department  of  Transportation  and  The  United
                                       Illuminating Company, amending and restating Exhibit 10.5a.

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


Exhibit
 Table        Exhibit      Reference
Item No.        No.           No.                    Description
-------       -------      ---------                 -----------
   (10)        10.18*        (18)     Copy  of  UIL  Holdings   Corporation   Deferred   Compensation  Plan,  as
                                       originally  adopted  effective  January 27, 2003,  reflecting  amendments
                                       through March 24, 2003.   (Exhibit 10.20*)
   (14)        14            (19)     Copy of UIL Holdings  Corporation  Code of Ethics for the Chief  Executive
                                       Officer, Presidents, and Senior Financial Officers.
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

DATE: September 27 , 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                            TITLE                        DATE
     ---------                            -----                        ----
                              Director, Chairman of the
                              Board of Directors, President
 /s/ Nathaniel D. Woodson     and Chief Executive Officer     September 27, 2004
------------------------------
   (Nathaniel D. Woodson)
(Principal Executive Officer)



                              Executive Vice President and
 /s/ Louis J. Paglia          Chief Financial Officer         September 27, 2004
------------------------------
   (Louis J. Paglia)
(Principal Financial and
   Accounting Officer)



 /s/ John F. Croweak           Director                       September 27, 2004
-------------------------------
   (John F. Croweak)


 /s/ F. Patrick McFadden, Jr.  Director                       September 27, 2004
-------------------------------
   (F. Patrick McFadden, Jr.)



 /s/ Betsy Henley-Cohn         Director                       September 27, 2004
-------------------------------
   (Betsy Henley-Cohn)



 /s/ James A. Thomas           Director                       September 27, 2004
-------------------------------
   (James A. Thomas)



 /s/ David E.A. Carson         Director                       September 27, 2004
-------------------------------
   (David E.A. Carson)



 /s/ John L. Lahey             Director                       September 27, 2004
-------------------------------
   (John L. Lahey)



 /s/ Marc C. Breslawsky        Director                       September 27, 2004
-------------------------------
   (Marc C. Breslawsky)

     SIGNATURE                         TITLE                           DATE
     ---------                         -----                           ----


 /s/ Thelma R. Albright        Director                       September 27, 2004
-------------------------------
   (Thelma R. Albright)



 /s/ Arnold L. Chase           Director                       September 27, 2004
-------------------------------
   (Arnold L. Chase)



 /s/ Daniel J. Miglio          Director                       September 27, 2004
-------------------------------
   (Daniel J. Miglio)



 /s/ William F. Murdy          Director                       September 27, 2004
-------------------------------
   (William F. Murdy)

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