Form 10-Q/A
period 2004-03-31
UIL HOLDINGS CORP
filed 2004-09-29
CIK 1082510

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q/A
                                  Amendment No. 1

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


The number of shares outstanding of the issuer's only class of common stock, as of September 10, 2004, was 14,556,206.

                                Explanatory Note
                                ----------------

This Amendment No. 1 on Form 10-Q/A constitutes an amendment to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, which was previously filed with the Securities and Exchange Commission on May 7, 2004. We are amending the consolidated statement of cash flows for the quarterly period ended March 31, 2003 as explained in Note B of Item 1. "Financial Statements-Notes to the Consolidated Financial Statements" of this filing.

                                      INDEX

                           PART I. FINANCIAL INFORMATION
                                                                          PAGE
                                                                         NUMBER
                                                                         ------
Item 1.  Financial Statements.................................................3
         Consolidated Statement of Income for the three months ended
           March 31, 2004 and 2003............................................3
         Consolidated Balance Sheet as of March 31, 2004 and
           December 31, 2003..................................................4
         Consolidated Statement of Cash Flows for the three months ended
           March 31, 2004 and 2003............................................6
         Notes to the Consolidated Financial Statements.......................7
           -   Statement of Accounting Policies...............................7
           -   Capitalization................................................11
           -   Regulatory Proceedings........................................13
           -   Short-term Credit Arrangements................................14
           -   Income Taxes..................................................15
           -   Supplementary Information.....................................17
           -   Pension and Other Benefits....................................18
           -   Commitments and Contingencies.................................19
               -  Other Commitments and Contingencies........................19
                  -  Connecticut Yankee Atomic Power Company.................19
                  -  Hydro-Quebec............................................21
                  -  Environmental Concerns..................................21
                  -  Site Decontamination, Demolition and Remediation Costs..21
                  -  Electric System Work Center.............................22
                  -  Claim of Enron Power Marketing, Inc.....................22
                  -  Independent System Operator - New England...............23
                  -  Cross-Sound Cable Company, LLC..........................23
                  -  Xcelecom, Inc...........................................24
           -   Segment Information...........................................24
           -   Goodwill and Other Intangible Assets..........................25
           -   Discontinued Operations.......................................25
           -   Related Party Transactions....................................26

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................27
           -   Major Influences on Financial Condition.......................27
               -  UIL Holdings Corporation...................................27
               -  The United Illuminating Company............................27
               -  American Payment Systems, Inc..............................30
               -  Xcelecom, Inc..............................................31
               -  United Capital Investments, Inc............................33
               -  United Bridgeport Energy, Inc..............................35
           -   Liquidity and Capital Resources...............................36
               -  Contractual and Contingent Obligations.....................37
           -   Critical Accounting Policies..................................38
           -   Results of Operations.........................................39

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........45

Item 4.  Controls and Procedures.............................................45

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K....................................47
         SIGNATURES..........................................................48

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

                                        UIL HOLDINGS CORPORATION
                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                         (Thousands of Dollars)
                                              (Unaudited)

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                                              (Restated)
                                                                             2004                2003
                                                                             ----                ----
Cash Flows From Operating Activities
  Net Income                                                                   $ 7,135           $ 5,266
                                                                           --------------    --------------
  Adjustments to reconcile net income
    to net cash provided by operating activities:
     (Income) Loss from discontinued operations, net of tax                     (1,443)              252
     Depreciation and amortization                                              12,133            20,818
     Purchase power contract amortization (Note F)                               5,693             5,926
     Purchase power above market fuel expense credit (Note F)                   (5,693)           (5,926)
     Deferred income taxes                                                       1,904            (4,290)
     Deferred investment tax credits - net                                        (105)             (148)
     Allowance for funds used during construction                                 (467)             (656)
     Undistributed (earnings) losses of minority interest investments            2,900             2,089
     Changes in:
       Accounts receivable - net                                                (4,492)           (8,494)
       Materials and supplies                                                     (712)             (415)
       Prepayments                                                              (5,062)           (2,330)
       Accounts payable                                                         27,708            (8,223)
       Interest accrued                                                           (142)            1,263
       Taxes accrued                                                             3,103             9,146
       Other assets                                                             (9,052)            5,067
       Other liabilities                                                        (5,784)          (10,661)
                                                                         --------------    --------------
     Total Adjustments                                                          20,489             3,418
                                                                         --------------    --------------
   Cash provided by Continuing Operations                                       27,624             8,684
   Cash provided by Discontinued Operations                                      1,225             1,852
                                                                         --------------    --------------
Net Cash provided by Operating Activities                                       28,849            10,536
                                                                         --------------    --------------

Cash Flows from Investing Activities
    Loan to Cross-Sound Cable Project                                             (194)                -
    Deferred payments in prior acquisitions                                     (1,140)           (2,297)
    Acquisition of Electric System Work Center facility                        (16,210)                -
    Plant expenditures                                                          (4,548)          (10,753)
    Changes in restricted cash                                                     (34)            3,246
                                                                         --------------    --------------
    Cash provided by (used in) Continuing Operations                           (22,126)           (9,804)
    Cash provided by (used in) Discontinued Operations                              30            (1,843)
                                                                         --------------    --------------
Net Cash provided by (used in) Investing Activities                            (22,096)          (11,647)
                                                                         --------------    --------------

Cash Flows from Financing Activities
   Issuances of Common stock                                                     1,174               236
   Sale of pollution control refunding revenue bonds                                 -            25,000
   Notes payable                                                                 4,297           (11,771)
   Lease obligations                                                                 -              (115)
   Payment of common stock dividend                                            (10,299)          (10,276)
                                                                         --------------    --------------
   Cash (used in) Continuing Operations                                         (4,828)            3,074
   Cash (used in) Discontinued Operations                                       (1,500)              (10)
                                                                         --------------    --------------
Net Cash (used in) Financing Activities                                         (6,328)            3,064
                                                                         --------------    --------------

Cash and Temporary Cash Investments:
Net change for the period                                                          425             1,953
Balance at beginning of period                                                  28,614            18,910
                                                                         --------------    --------------

Balance at end of period                                                      $ 29,039          $ 20,863
                                                                         ==============    ==============

                          The accompanying Notes to the Consolidated Financial
                      Statements are an integral part of the financial statements.

                            UIL HOLDINGS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(A)  STATEMENT OF ACCOUNTING POLICIES

BASIS OF PRESENTATION

UIL Holdings Corporation (UIL Holdings) was formed in July 2000 and is an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935. Through its various subsidiaries, UIL Holdings operates in two principal lines of business: utility and non-utility. The utility business consists of the electric transmission and distribution operations of The United Illuminating Company (UI). The non-utility business includes the operations of Xcelecom, Inc. (Xcelecom) and American Payment Systems, Inc. (APS), and two entities which indirectly support the operations of their respective passive investments, United Capital Investments, Inc. (UCI) and United Bridgeport Energy, Inc. (UBE). UIL Holdings is headquartered in New Haven, Connecticut, where its senior management maintains offices and is responsible for overall planning, operating and financial functions. UIL Holdings' Consolidated Financial Statements should be read in conjunction with the restated consolidated financial statements and the notes to the restated consolidated financial statements included in UIL Holdings' Annual Report on Form 10-K/A for the year ended December 31, 2003. Such notes are supplemented below.

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

RESTATEMENT

See "Note(B)- Capitalization - Long Term Debt" for discussion of the restatement of the consolidated statement of cash flows for the three month period ended March 31, 2003 included in this Amendment No. 1 on Form 10-Q/A. As a result of the restatement discussed in Note (B), UIL Holdings filed restated financial statements for this matter in Amendment No. 1 on Form 10-K/A for the year ended December 31, 2003 (such restatement reflecting adjustments of the same amount and nature as discussed in Note (B) for the consolidated balance sheet at December 31, 2002 and the consolidated statement of cash flows for the years ended December 31, 2003 and 2002).

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

The following table presents a reconciliation of the amounts originally reported in the financing and investing sections of the consolidated statement of cash flows to the amounts currently reported, as restated, for the three months ended March 31, 2003:

                                                 THREE MONTHS ENDED                            THREE MONTHS ENDED
                                                    MARCH 31, 2003                                MARCH 31, 2003
                                               (AS ORIGINALLY REPORTED)      RESTATEMENT           (AS RESTATED)
                                               -------------------------- ------------------- ------------------------
                                                                            (in thousands)
  CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Deferred payments in prior acquisitions             $  (2,297)          $           -             $  (2,297)
  Sale of pollution control refunding
     revenue bonds                                       25,000                 (25,000)                    -
  Plant expenditures                                    (10,753)                      -               (10,753)
  Changes in restricted cash                              3,246                       -                 3,246
                                               -------------------------- ------------------- ------------------------
  Cash provided by (used in) Continuing
     Operations                                          15,196                 (25,000)               (9,804)
  Cash used in Discontinued Operations                   (1,843)                      -                (1,843)
                                               -------------------------- ------------------- ------------------------
NET CASH PROVIDED BY (USED IN)
     INVESTING ACTIVITIES                               $13,353                $(25,000)             $(11,647)
                                               ========================== =================== ========================

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Issuances of common stock                          $      236             $         -            $      236
  Sale of pollution control refunding
     revenue bonds                                            -                  25,000                25,000
  Notes payable                                         (11,771)                      -               (11,771)
  Lease obligations                                        (115)                      -                  (115)
  Payment of common stock dividend                      (10,276)                      -               (10,276)
                                               -------------------------- ------------------- ------------------------
  Cash provided by (used in) Continuing                 (21,926)                 25,000                 3,074
     Operations
  Cash used in Discontinued Operations                      (10)                      -                   (10)
                                               -------------------------- ------------------- ------------------------
NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES                              $(21,936)                $25,000                $3,064
                                               ========================== =================== ========================


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

Although commercial operation has not yet been achieved, the cable has been operating under a DOE Emergency Order since the August 14, 2003 blackout and is expected to remain operational under this order until such time as the Emergency identified in the Order ceases to exist. Upon commercial operation, the loan from UIL Holdings is expected to be refinanced with external project financing. UCI will be responsible for 25% of any additional cost of project completion over the estimated amount.For further discussion regarding the Cross-Sound cable, see "Management's Discussion and Analysis - Major Influences - United Capital Investments, Inc."

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

In December 2002, the United Illuminating Company (UI) purchased $25 million principal amount of Pollution Control Revenue Refunding Bonds, 1999 Series, due December 1, 2029 (the 1999 Series Bonds), issued by the Business Finance Authority of the State of New Hampshire (BFA) in connection with a loan by the BFA to UI. UIL Holdings originally accounted for the purchase of the 1999 Series Bonds as an investment, and continued to carry a $25 million liability for the bonds, because the bonds were technically issued by the BFA, not UI. Upon further review of this transaction, and in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," UIL Holdings determined that during the period in which the 1999 Series Bonds were held by UI as an investment (December 2002 through February 2003), it should have presented the transaction as an extinguishment of debt, because UI is the primary obligor of the bonds. See Note B of Item 1. "Financial Statements
- Notes to Consolidated Financial Statements" of this filing for additional information.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits.

       Exhibit
      Table Item      Exhibit
       Number         Number                                   Description

        (10)           10.19*       Copy of UIL Holdings Corporation Senior
                                     Executive Incentive Compensation Program**

        (31)           31.1         Certification of Periodic Financial Report.
        (31)           31.2         Certification of Periodic Financial Report.
        (32)           32           Certification of Periodic Financial Report.


*Management contract or compensatory plan or arrangement.
**Filed on May 7, 2004 with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended March 31, 2004.

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




Date      09/27/2004                          /s/ Louis J. Paglia
    -----------------------          -----------------------------------------
                                              Louis J. Paglia
                                         Executive Vice President
                                         and Chief Financial Officer