Form 10-Q/A
period 2004-06-30
UIL HOLDINGS CORP
filed 2004-11-02
CIK 1082510

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A

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

                                    YES  X   NO
                                        ----    -----
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                    YES  X   NO
                                        ----    -----


The number of shares outstanding of the issuer's only class of common stock, as of October 29, 2004, was 14,556,206.

                                EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A constitutes an amendment to our quarterly report on Form 10-Q for the period ended June 30, 2004, which was previously filed with the Securities and Exchange Commission (SEC) on August 6, 2004. This amendment is being filed for the purpose of adding information required under
Part II "Other Information," Item 2, "Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities", which was inadvertently omitted from the previous filing.

During the quarterly period covered by this report, a subsidiary of UIL Holdings Corporation (UIL Holdings) purchased 10,204 shares of UIL Holdings common stock to satisfy a contractual earn-out obligation related to a previous acquisition by the subsidiary. In addition, Part I "Financial Information", Item 4 "Controls and Procedures" has been amended to address this omission. The certifications required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002 are also provided.

Except for the information set forth in this Amendment No. 1 on Form 10-Q/A, no other information included in UIL Holdings' quarterly report on Form 10-Q for the period ended June 30, 2004, which was filed with the SEC on August 6, 2004, is hereby updated or amended, and such report is hereby incorporated by reference. The filing of this Form 10-Q/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary in order to make the statements made therein not misleading.

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

UIL Holdings carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of UIL Holdings' disclosure controls and procedures as of June 30, 2004. Based on the foregoing, UIL Holdings' Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures contained a deficiency and was therefore not effective as of June 30, 2004. Management has found that it failed to gather some information regarding a stock repurchase and subsequent unregistered issuance for disclosure required in Form 10-Q. Management has deemed this omission to be a deficiency and has subsequently corrected its disclosure control process via better dissemination of new SEC regulations and required feedback to and from all pertinent company parties.

There have been no changes in UIL Holdings' internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect UIL Holdings' internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.


UIL Holdings issued 10,204 shares of common stock on April 30, 2004 to satisfy a contractual earn-out obligation arising from the acquisition of 4Front Systems, Inc. (4Front) by UIL Holdings' indirect subsidiary Xcelecom. The shares were issued in reliance on an exemption from the registration requirements of the Securities Act of 1933 pursuant to Section 3(a)(10) in connection with which the State of North Carolina approved the issuance of shares under the acquisition agreement between Xcelecom and 4Front.




                                                                            TOTAL NUMBER OF       MAXIMUM NUMBER OF
                                                                          SHARES PURCHASED AS    SHARES THAT MAY YET
                             TOTAL NUMBER OF       AVERAGE PRICE PAID      PART OF PUBLICLY      BE PURCHASED UNDER
         PERIOD             SHARES PURCHASED*          PER SHARE            ANNOUNCED PLANS           THE PLANS
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
April                           10,204                   $46.68                  None                   None
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
May                                  -                        -                  None                   None
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
June                                 -                        -                  None                   None
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Total                           10,204                   $46.68                  None                   None
------------------------- ---------------------- ----------------------- ---------------------- ----------------------

*All shares were purchased in open market transactions to satisfy a contractual earn-out obligation arising from the acquisition of 4Front. All shares purchased by Xcelecom were subsequently transferred to former stockholders of 4Front to whom the earn-out payment was due. The effects of this transaction did not change the number of outstanding shares of UIL Holdings common stock.


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

                                    UIL HOLDINGS CORPORATION




Date      11/02/2004                         /s/ Louis J. Paglia
    -----------------------         ------------------------------------------
                                             Louis J. Paglia
                                        Executive Vice President
                                        and Chief Financial Officer