Form 10-Q
period 2004-09-30
UIL HOLDINGS CORP
filed 2004-11-04
CIK 1082510

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

                                      INDEX

                          PART I. FINANCIAL INFORMATION
                                                                          PAGE
                                                                         NUMBER
                                                                         ------
Item 1.  Financial Statements - Unaudited.....................................4
         Consolidated Statement of Income for the three and nine
            months ended September 30, 2004 and 2003..........................4
         Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2004 and 2003 ................4
         Consolidated Balance Sheet as of September 30, 2004
            and December 31, 2003.............................................5
         Consolidated Statement of Cash Flows for the nine
            months ended September 30, 2004 and 2003..........................7
         Notes to the Consolidated Financial Statements.......................8
           -   Statement of Accounting Policies...............................8
           -   Capitalization................................................12
           -   Regulatory Proceedings........................................13
           -   Short-term Credit Arrangements................................16
           -   Income Taxes..................................................17
           -   Supplementary Information.....................................18
           -   Pension and Other Benefits....................................19
           -   Commitments and Contingencies.................................22
               -  Other Commitments and Contingencies........................22
                  -  Connecticut Yankee Atomic Power Company.................22
                  -  Hydro-Quebec............................................25
                  -  Environmental Concerns..................................25
                  -  Site Decontamination, Demolition and Remediation Costs..25
                  -  Electric System Work Center.............................26
                  -  Utility Operations......................................27
                  -  Claim of Enron Power Marketing, Inc.....................27
                  -  Independent System Operator - New England...............28
                  -  Cross-Sound Cable Company, LLC..........................28
                  -  Xcelecom, Inc...........................................29
           -   Segment Information...........................................30
           -   Goodwill and Other Intangible Assets..........................31
           -   Discontinued Operations.......................................32
           -   Related Party Transactions....................................33

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............................34
           -   Major Influences on Financial Condition.......................34
               -  UIL Holdings Corporation...................................34
               -  The United Illuminating Company............................34
               -  Xcelecom, Inc..............................................38
               -  United Capital Investments, Inc............................41
               -  United Bridgeport Energy, Inc..............................43
               -  American Payment Systems, Inc..............................44
           -   Liquidity and Capital Resources...............................44
               -  Contractual and Contingent Obligations.....................45
           -   Critical Accounting Policies..................................46
           -   Results of Operations.........................................47

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........61

Item 4.  Controls and Procedures.............................................61

                           PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.........62

Item 6.  Exhibits............................................................62

         SIGNATURES..........................................................63

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                            UIL HOLDINGS CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                       AND
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME


                        CONSOLIDATED STATEMENT OF INCOME
                      (Thousands except per share amounts)
                                   (Unaudited)

                                                                 Three Months Ended                Nine Months Ended
                                                                    September 30,                    September 30,
                                                                  2004            2003             2004            2003
                                                                  ----            ----             ----            ----
Operating Revenues (Note F)
  Utility                                                      $ 231,421        $ 194,948       $ 588,857       $ 516,323
  Non-utility businesses                                          91,999           74,755         244,725         218,240
                                                            -------------   --------------   -------------   -------------
       Total Operating Revenues                                  323,420          269,703         833,582         734,563
                                                            -------------   --------------   -------------   -------------
Operating Expenses
  Operation
     Fuel and energy (Note F)                                    119,748           77,394         289,014         206,242
     Operation and maintenance                                   138,515          122,669         386,370         354,086
  Depreciation and amortization (Note F)                          18,189           22,056          51,826          70,097
  Taxes - other than income taxes (Note F)                        11,467           11,308          32,153          32,137
                                                            -------------   --------------   -------------   -------------
       Total Operating Expenses                                  287,919          233,427         759,363         662,562
                                                            -------------   --------------   -------------   -------------
Operating Income From Continuing Operations                       35,501           36,276          74,219          72,001
                                                            -------------   --------------   -------------   -------------

Other Income (Deductions), net (Note F)                            1,034            1,975           3,865           2,266
                                                            -------------   --------------   -------------   -------------

Interest Charges, net
  Interest on long-term debt                                       5,064            6,611          15,126          19,755
  Other interest, net (Note F)                                      (857)             950             633           1,528
                                                            -------------   --------------   -------------   -------------
                                                                   4,207            7,561          15,759          21,283
  Amortization of debt expense and redemption premiums               377              316           1,090             941
                                                            -------------   --------------   -------------   -------------
       Total Interest Charges, net                                 4,584            7,877          16,849          22,224
                                                            -------------   --------------   -------------   -------------

Income From Continuing Operations Before Income Taxes             31,951           30,374          61,235          52,043

Income Taxes (Note E)                                             15,632           13,809          28,858          24,984
                                                            -------------   --------------   -------------   -------------

Income From Continuing Operations                                 16,319           16,565          32,377          27,059
Discontinued Operations, Net of Tax (Note O)                          16              388          49,824            (539)
                                                            -------------   --------------   -------------   -------------

Net Income                                                      $ 16,335         $ 16,953        $ 82,201        $ 26,520
                                                            =============   ==============   =============   =============

Average Number of Common Shares Outstanding - Basic               14,394           14,295          14,363          14,287
Average Number of Common Shares Outstanding - Diluted             14,436           14,303          14,411          14,295

Earnings Per Share of Common Stock - Basic:
  Continuing Operations                                           $ 1.13           $ 1.16          $ 2.25          $ 1.90
  Discontinued Operations                                           0.00             0.03            3.47           (0.04)
                                                            -------------   --------------   -------------   -------------
  Net Earnings                                                    $ 1.13           $ 1.19          $ 5.72          $ 1.86
                                                            =============   ==============   =============   =============

Earnings Per Share of Common Stock - Diluted:
  Continuing Operations                                           $ 1.13           $ 1.16          $ 2.25          $ 1.90
  Discontinued Operations                                           0.00             0.03            3.45           (0.04)
                                                            -------------   --------------   -------------   -------------
  Net Earnings                                                    $ 1.13           $ 1.19          $ 5.70          $ 1.86
                                                            =============   ==============   =============   =============

Cash Dividends Declared per share of Common Stock                 $ 0.72           $ 0.72          $ 2.16          $ 2.16
                                                            =============   ==============   =============   =============

--------------------------------------------------------------------------------------------------------------------------

                            UIL HOLDINGS CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                 Three Months Ended               Nine Months Ended
                                                                    September 30,                    September 30,
                                                                2004            2003             2004            2003
                                                                ----            ----             ----            ----
Net Income                                                      $ 16,335         $ 16,953        $ 82,201        $ 26,520
Other comprehensive income (loss), net of tax:
  Minimum pension liability (Note A)                                 160                -            (357)              -
                                                            -------------   --------------   -------------   -------------
Comprehensive Income  (Note A)                                  $ 16,495         $ 16,953        $ 81,844        $ 26,520
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

                            UIL HOLDINGS CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                              September 30,          December 31,
                                                                                   2004                   2003
                                                                                   ----                   ----
Current Assets
  Unrestricted cash and temporary cash investments                                  $ 34,021               $ 28,614
  Restricted cash                                                                        232                  1,384
  Utility accounts receivable less allowance of $1,654 and $1,654                     81,004                 54,780
  Other accounts receivable less allowance of $1,618 and $1,648                       92,423                 80,532
  Unbilled revenues                                                                   39,340                 32,246
  Materials and supplies, at average cost                                              5,555                  4,458
  Deferred and refundable income taxes                                                 3,471                 24,944
  Prepayments                                                                          6,138                  1,451
  Current assets of discontinued operations held for sale                                  -                103,697
  Other                                                                                  374                  1,323
                                                                           ------------------     ------------------
     Total Current Assets                                                            262,558                333,429
                                                                           ------------------     ------------------

Investments
  Investment in United Bridgeport Energy facility                                     77,710                 82,090
  Other                                                                               24,325                 20,283
                                                                           ------------------     ------------------
     Total Investments                                                               102,035                102,373
                                                                           ------------------     ------------------

Property, Plant and Equipment at original cost
  In service                                                                         786,656                784,409
  Less, accumulated depreciation                                                     279,708                272,082
                                                                           ------------------     ------------------
                                                                                     506,948                512,327
Construction work in progress                                                         35,963                 36,467
                                                                           ------------------     ------------------
     Net Property, Plant and Equipment                                               542,911                548,794
                                                                           ------------------     ------------------

Regulatory Assets (future amounts due from customers
                                  through the ratemaking process)
  Nuclear plant investments-above market                                             421,171                436,505
  Income taxes due principally to book-tax differences                                96,101                 98,116
  Long-term purchase power contracts-above market                                     76,104                 88,024
  Connecticut Yankee                                                                  47,099                 51,579
  Unamortized redemption costs                                                        18,724                 19,325
  Other                                                                               53,178                 43,259
                                                                           ------------------     ------------------
     Total Regulatory Assets                                                         712,377                736,808
                                                                           ------------------     ------------------

Deferred Charges
  Goodwill                                                                            69,605                 68,554
  Unamortized debt issuance expenses                                                   6,676                  6,670
  Prepaid pension                                                                     53,540                 43,927
  Long-term receivable - Cross-Sound Cable Project                                    24,575                 23,986
  Other long-term receivable                                                          14,944                 13,575
  Other                                                                                1,525                  2,120
                                                                           ------------------     ------------------
     Total Deferred Charges                                                          170,865                158,832
                                                                           ------------------     ------------------

Long-term assets of discontinued operations held for sale                                  -                 17,930
                                                                           ------------------     ------------------


     Total Assets                                                                $ 1,790,746            $ 1,898,166
                                                                           ==================     ==================

     The accompanying Notes to the Consolidated Financial Statements are an integral part of the financial statements.

                            UIL HOLDINGS CORPORATION
                           CONSOLIDATED BALANCE SHEET

                         LIABILITIES AND CAPITALIZATION
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                          September 30,        December 31,
                                                                               2004                2003
                                                                               ----                ----
Current Liabilities
  Notes payable                                                                $ 6,785             $ 65,161
  Current portion of long-term debt                                              4,286                    -
  Accounts payable                                                              70,687               36,729
  Dividends payable                                                             10,379               10,299
  Accrued liabilities                                                           59,781               69,142
  Deferred revenues - non-utility businesses                                    16,438               14,957
  Interest accrued                                                               4,560                6,358
  Taxes accrued                                                                  7,986                    -
  Obligations under capital leases                                                   -               14,815
  Current liabilities of discontinued operations held for sale                       -               94,267
                                                                      -----------------    -----------------
          Total Current Liabilities                                            180,902              311,728
                                                                      -----------------    -----------------

Noncurrent Liabilities
  Purchase power contract obligation                                            76,104               88,024
  Pension accrued                                                                8,777                8,166
  Connecticut Yankee contract obligation                                        47,099               47,213
  Long-term notes payable                                                        2,501               10,478
  Other                                                                         18,371               17,574
                                                                      -----------------    -----------------
          Total Noncurrent Liabilities                                         152,852              171,455
                                                                      -----------------    -----------------

Deferred Income Taxes (future tax liabilities owed
                        to taxing authorities)                                 355,475              345,676
                                                                      -----------------    -----------------

Regulatory Liabilities (future amounts owed to customers
                         through the ratemaking process)
  Accumulated deferred investment tax credits                                   12,495               12,813
  Deferred gains on sale of property                                            30,655               33,679
  Asset removal cost                                                             7,714               14,071
  Other                                                                         10,260               19,589
                                                                      -----------------    -----------------
          Total Regulatory Liabilities                                          61,124               80,152
                                                                      -----------------    -----------------

Long-term liabilities of discontinued operations held for sale                       -                  921
                                                                      -----------------    -----------------

Commitments and Contingencies (Note J)

Capitalization (Note B)
    Net long-term debt                                                         491,174              495,460
  Common Stock Equity
    Common Stock                                                               300,431              297,321
    Paid-in capital                                                              6,633                4,413
    Capital stock expense                                                       (2,170)              (2,170)
    Unearned employee stock ownership plan equity                               (4,749)              (5,461)
    Unearned compensation                                                         (730)                (335)
    Accumulated other comprehensive income (loss)                                 (853)                (496)
    Retained earnings                                                          250,657              199,502
                                                                      -----------------    -----------------
          Net Common Stock Equity                                              549,219              492,774

          Total Capitalization                                               1,040,393              988,234
                                                                      -----------------    -----------------

          Total Liabilities and Capitalization                             $ 1,790,746          $ 1,898,166
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

                            UIL HOLDINGS CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                             2004               2003
                                                                             ----               ----
Cash Flows From Operating Activities
  Net Income                                                                  $ 82,201           $ 26,520
                                                                         --------------     --------------
  Adjustments to reconcile net income to net cash provided by operating activities:
     (Income) Loss from discontinued operations, net of tax                    (49,824)               539
     Depreciation and amortization                                              35,774             53,062
     Purchase power contract amortization (Note F)                              17,142             17,976
     Purchase power above market fuel expense credit (Note F)                  (17,142)           (17,976)
     Deferred income taxes                                                      10,650             (7,396)
     Deferred investment tax credits - net                                        (318)              (442)
     Future tax benefits                                                         6,800             34,800
     Allowance for funds used during construction                               (1,251)            (1,975)
     Undistributed (earnings) losses of minority interest investments            4,354              1,670
     Changes in:
       Accounts receivable - net                                               (38,923)             7,515
       Materials and supplies                                                   (1,097)              (886)
       Prepayments                                                              (4,686)            (2,459)
       Accounts payable                                                         32,874             (7,549)
       Interest accrued                                                         (1,798)              (507)
       Taxes accrued                                                             6,233              5,294
       Other assets                                                            (10,159)           (18,398)
       Other liabilities                                                       (15,971)             6,199
                                                                         --------------     --------------
     Total Adjustments                                                         (27,342)            69,467
                                                                         --------------     --------------
   Cash provided by Continuing Operations                                       54,859             95,987
   Cash provided by Discontinued Operations                                      3,375              3,442
                                                                         --------------     --------------
Net Cash provided by Operating Activities                                       58,234             99,429
                                                                         --------------     --------------

Cash Flows from Investing Activities
    Loan to Cross-Sound Cable Project                                             (589)           (23,465)
    Deferred payments in prior acquisitions                                     (2,140)            (2,757)
    Acquisition of Electric System Work Center facility                        (16,210)                 -
    Plant expenditures                                                         (21,448)           (39,144)
    Changes in restricted cash                                                   1,152              3,928
                                                                         --------------     --------------
    Cash (used in) Continuing Operations                                       (39,235)           (61,438)
    Cash provided by (used in) Discontinued Operations                          77,408             (3,627)
                                                                         --------------     --------------
Net Cash provided by (used in) Investing Activities                             38,173            (65,065)
                                                                         --------------     --------------

Cash Flows from Financing Activities
   Issuances of Common stock                                                     5,647              1,222
   Sale of pollution control refunding revenue bonds                                 -             25,000
   Notes payable                                                               (65,620)            (8,248)
   Lease obligations                                                                 -               (351)
   Payment of common stock dividend                                            (30,968)           (30,843)
                                                                         --------------     --------------
   Cash (used in) Continuing Operations                                        (90,941)           (13,220)
   Cash provided by (used in) Discontinued Operations                              (59)               185
                                                                         --------------     --------------
Net Cash (used in) Financing Activities                                        (91,000)           (13,035)
                                                                         --------------     --------------

Cash and Temporary Cash Investments:
Net change for the period                                                        5,407             21,329
Balance at beginning of period                                                  28,614             18,910
                                                                         --------------     --------------
Balance at end of period                                                      $ 34,021           $ 40,239
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

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. UIL Holdings believes that the disclosures made are adequate to make the information presented not misleading. The information presented in the consolidated financial statements reflects all adjustments which, in the opinion of UIL Holdings, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. All such adjustments are of a normal and recurring nature. The results for the nine months ended September 30, 2004 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2004.

Certain amounts previously reported have been reclassified to conform to the current presentation.

PROPERTY, PLANT AND EQUIPMENT

UI accrues for estimated costs of removal for certain of its plant-in-service. Such removal costs are included in the approved rates used to depreciate these assets. At the end of the service life of the applicable assets, the accumulated depreciation in excess of the historical cost of the asset provides for the estimated cost of removal. In accordance with Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," UI's accrued costs of removal have been reclassified to a regulatory liability. The amount of accrued costs of removal reclassified to a regulatory liability as of December 31, 2003 totaled $14.1 million and was based upon UI's best estimate developed from its previous depreciation studies. In the third quarter of 2004, a new independent third party study was completed to update UI's cost of removal accrual and amounts to be accrued in future years. Based on the results of this study and activity for the first nine months of 2004, accrued costs of removal as of September 30, 2004 totaled $7.7 million.

                            UIL HOLDINGS CORPORATION

                                   (UNAUDITED)




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

NOTES RECEIVABLE

In January 2004, all telephony assets of APS were transferred to one of UIL Holdings' non-utility subsidiaries. One of the assets transferred was a loan receivable related to the acquisition of Point of Sale Activation (POSA) technology in 2002. In connection with the acquisition of the POSA technology, APS loaned money to the vendor from which the technology was acquired. Subsequently, the vendor defaulted under the loan and as part of the foreclosure procedures the remaining loan balance was restructured. As consideration for an accelerated payment schedule, APS agreed to forgive a portion of the outstanding loan balance, bringing the restructured amount due to $1 million. As of June 30, 2004, the principal balance of the restructured loan was paid.

EARNINGS PER SHARE

The following tables present a reconciliation of the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2003 and 2004:

                                                       INCOME APPLICABLE TO      AVERAGE NUMBER OF      EARNINGS
                                                           COMMON STOCK         SHARES OUTSTANDING     PER SHARE
                                                           ------------         ------------------     ---------
                                                                (In Thousands, except per share amounts)
NINE MONTHS ENDED SEPTEMBER 30:
2004
----
Basic earnings from continuing operations                       $32,377                 14,363            $2.25
Basic earnings from discontinued operations                      49,824                 14,363             3.47
                                                      ------------------------ ---------------------- -------------
Basic earnings                                                   82,201                 14,363             5.72
Effect of dilutive stock options (1)                                  -                     48            (0.02)
                                                      ------------------------ ---------------------- -------------
Diluted earnings                                                $82,201                 14,411            $5.70
                                                      ======================== ====================== =============

2003
----
Basic earnings from continuing operations                       $27,059                 14,287            $1.90
Basic earnings from discontinued operations                        (539)                14,287            (0.04)
                                                      ------------------------ ---------------------- -------------
Basic earnings                                                   26,520                 14,287             1.86
Effect of dilutive stock options                                      -                      8               -
                                                      ------------------------ ---------------------- -------------
Diluted earnings                                                $26,520                 14,295            $1.86
                                                      ======================== ====================== =============

THREE MONTHS ENDED SEPTEMBER 30:
2004
----
Basic earnings from continuing operations                       $16,319                 14,394            $1.13
Basic earnings from discontinued operations                          16                 14,394               -
                                                      ------------------------ ---------------------- -------------
Basic earnings                                                   16,335                 14,394             1.13
Effect of dilutive stock options (1)                                  -                     42               -
                                                      ------------------------ ---------------------- -------------
Diluted earnings                                                $16,335                 14,436            $1.13
                                                      ======================== ====================== =============

2003
----
Basic earnings from continuing operations                       $16,565                 14,295            $1.16
Basic earnings from discontinued operations                         388                 14,295             0.03
                                                      ------------------------ ---------------------- -------------
Basic earnings                                                   16,953                 14,295             1.19
Effect of dilutive stock options                                      -                      8               -
                                                      ------------------------ ---------------------- -------------
Diluted earnings                                                $16,953                 14,303            $1.19
                                                      ======================== ====================== =============

(1) Dilutive stock options do not impact the earnings from continuing operations, but dilute the earnings from discontinued operations for the nine months ended September 30, 2004 by $0.02 per share.

STOCK-BASED COMPENSATION

Effective January 1, 2003, UIL Holdings adopted the fair value recognition provisions, under the prospective method, of SFAS No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No. 123, "Accounting for Stock-Based Compensation." Under this statement, UIL Holdings has recorded compensation expense prospectively for stock options granted, modified, or settled after January 1, 2003. There were 80,987 stock options granted during the first nine months of 2004 at an average exercise price of $47.90. Nearly all of the stock options granted during 2004 were granted pursuant to the "reload" feature of the UIL Holdings 1999 Amended and Restated Stock Plan (Plan). UIL Holdings records compensation expense related to stock options based on the most recently available fair-value estimates calculated by an independent party utilizing the binomial option-pricing model. In 2004, UIL Holdings received updated calculations which more accurately reflected the fair-value estimates of stock options granted throughout 2003 and 2004. As a result, UIL Holdings recorded an adjustment in the first quarter of 2004 reducing compensation expense by $0.2 million, after tax, to properly reflect the amount of compensation expense which would have been recorded to date if the more accurate fair-value estimates had been used since the date of grant. No compensation expense was recorded prior to January 1, 2003 as UIL Holdings accounted for employee stock-based compensation in accordance with Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees," as permitted by SFAS No. 123.

In the first quarter 2004, UIL Holdings decided to cease granting new stock options, other than new grants pursuant to the "reload" feature of the Plan. Although new stock options will not be granted, compensation expense related to options granted after January 1, 2003, including any new stock options granted under the "reload" feature of the Plan, will continue to be recorded ratably over the vesting periods associated with such options. In 2004, UIL Holdings implemented a performance-based long-term incentive arrangement under the Plan pursuant to which certain members of management have the opportunity to earn no more than a pre-determined number of "performance" shares of stock, the number of which is predicated upon the achievement of various pre-defined performance measures. These "performance" shares of stock vest over a three year cycle with the actual issuance of stock following the end of each three year cycle. A new three year cycle begins in January of each year. UIL Holdings records compensation expense for these "performance" shares ratably over the three year period, based on the value of the expected payout at the end of each year relative to the performance measures achieved.

The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.


                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                         SEPTEMBER 30,                   SEPTEMBER 30,
                                                      2004            2003           2004            2003
                                                      ----            ----           ----            ----
                                                            (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net Income, as reported                             $16,335         $16,953        $82,201          $26,520
Add: Stock-based compensation
 expense included in reported
 net income, net of related tax effects                 591             145          1,217              242
Deduct: Total stock-based compensation
 determined under fair value based
 method for all stock grants, net of
 related tax effect                                     736             336          1,684              812
                                                 ---------------- ------------- --------------- ----------------

Pro forma net income                                $16,190         $16,762        $81,734          $25,950
                                                 ================ ============= =============== ================

Earnings per share:
 Basic - as reported                                  $1.13           $1.19         $5.72             $1.86
                                                 ================ ============= =============== ================

 Basic - proforma                                     $1.12           $1.17         $5.69             $1.82
                                                 ================ ============= =============== ================

 Diluted - as reported                                $1.13           $1.19         $5.70             $1.86
                                                 ================ ============= =============== ================

 Diluted - proforma                                   $1.12           $1.17         $5.67             $1.82
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

COMPREHENSIVE INCOME

Comprehensive income for the three months ended September 30, 2004 included net income plus a minimum pension liability adjustment associated with the non-qualified pension plan of approximately $0.2 million to adjust the deferred tax benefit related to the minimum pension liability associated with the non-qualified pension plan. Comprehensive income for the nine months ended September 30, 2004 included net income less an after-tax minimum pension liability adjustment of approximately $0.4 million (net of $0.2 million deferred tax benefit) related to the non-qualified pension plans. Comprehensive income for the three and nine months ended September 30, 2003 was equal to net income as reported.

(B)  CAPITALIZATION

COMMON STOCK

UIL Holdings had 14,556,206 shares of its common stock, without par value, outstanding at September 30, 2004, of which 139,702 shares were unallocated shares held by UI's 401(k)/Employee Stock Ownership Plan (KSOP) and not recognized as outstanding for the purpose of calculating earnings per share.

UI has an arrangement under which it loaned $11.5 million to the KSOP. Prior to the formation of UIL Holdings, the trustee for the KSOP used the funds to purchase 328,300 shares of UI common stock in open market transactions. On July 20, 2000, effective with the formation of a holding company structure, unallocated shares held by the KSOP were converted into shares of UIL Holdings' common stock. The shares will be allocated to employees' KSOP accounts, as the loan is repaid, to cover a portion of the required KSOP contributions. Compensation expense is recorded when shares are committed to be allocated based on the fair market value of the stock. The loan will be repaid by the KSOP over a twelve-year period ending October 1, 2009, using employer contributions and UIL Holdings' dividends paid on the unallocated shares of the stock held by the KSOP. Dividends on allocated shares are charged to retained earnings. As of September 30, 2004, 139,702 shares, with a fair market value of $6.9 million, had been purchased by the KSOP and had not been committed to be released or allocated to KSOP participants.

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

(C)  REGULATORY PROCEEDINGS

RATE CASE

On February 18, 2004, the Connecticut Department of Public Utility Control
(DPUC) issued a final decision related to UI's request for recovery of increased pension and post-retirement benefits expenses. The decision approved, with DPUC-required modifications, a settlement agreement reached between UI and the Prosecutorial Division of the DPUC providing for the annual recovery by UI of an additional $5.2 million of expenses. The settlement also modified the earnings sharing mechanism from 50% to shareholders and 50% to customers, to 100% to customers, with the entire customer portion being utilized to reduce stranded costs. The settlement agreement also stipulated that UI would not file a rate case before January 1, 2005.

On April 2, 2004, the Office of Consumer Counsel (OCC) appealed the DPUC decision to the Connecticut Superior Court. In late April 2004, the DPUC, on its own motion, reopened the docket related to UI's recovery of increased pension costs, and on August 11, 2004 issued a final decision which reversed the February 18, 2004 decision. As a result of an October 2004 court order issued by the State Superior Court in the appeal of the February 18th decision, UI has ceased recovery of the increased pension and post-retirement benefits expenses effective June 24, 2004. In addition, the sharing mechanism for any UI earnings in excess of its allowed equity return of 10.45% has returned to 50% to customers and 50% to shareholders and there will be no restrictions on UI's ability to file a rate case. In accordance with the DPUC decision and Superior Court enforcement order, UI recorded a pre-tax adjustment of approximately $0.1 million in the third quarter of 2004 to reverse recovery for increased pension and postretirement benefits expenses previously recorded for the period June 24, 2004 through June 30, 2004. On October 26, 2004, the OCC formally withdrew its appeal.

UI has taken substantial actions since December 2002 to mitigate the effect of these increased pension and postretirement benefits expenses and also to reduce the increases itself through contributing $74 million in cash to the pension plan since the docket was initially reopened in November 2002. These actions, along with unanticipated sales growth, have allowed UI to mitigate the effect of the increased pension and postretirement expenses to date. Through June 24, 2004, UI had recovered approximately $1.8 million in accordance with the February 18, 2004 decision, which equates to approximately $0.08 per share, after-tax.

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

The sale of UI's 17.5% interest in Seabrook Station and the termination of the sale/leaseback of a portion of its interest in Seabrook Unit 1 was consummated on November 1, 2002. In compliance with the Connecticut electric industry restructuring legislation, the net-of-tax gain on these transactions, after adjusting for transaction costs and sale-related costs, was used to reduce UI's stranded costs. In UI's compliance filing with the DPUC on April 30, 2003, UI reported a net-of-tax gain of approximately $5 million. A final decision was issued on March 3, 2004, approving UI's calculation without modification. As a result, UI reduced its reserves by approximately $1.4 million during the first quarter of 2004. In the second quarter of 2004, UI also reduced certain expense reserves by $1.1 million related to the sale due to the resolution of tax and other post-closing issues. These true-ups and other subsequent post-closing adjustments will be included in the 2004 annual competitive transition assessment (CTA)/ systems benefits charge (SBC) reconciliation for approval.

OTHER REGULATORY MATTERS

                      DEPARTMENT OF PUBLIC UTILITY CONTROL

UI generally has several regulatory proceedings open and pending at the DPUC at any given time. Examples of such proceedings include an annual DPUC review and reconciliation of UI's CTA and SBC revenues and expenses, dockets to consider specific restructuring or electricity market issues, consideration of specific rate or customer issues, and review of conservation programs. In a specific restructuring docket, the DPUC, on October 20, 2004, issued a final decision with respect to the framework for developing a process to lead to electric suppliers' offering an alternative transition standard offer as contemplated in Public Act 03-135. UI's management does not expect there to be any material effect on UI's earnings or financial condition as a result of an alternative transitional standard offer.

On October 20, 2004, the DPUC issued a final decision requiring electric distribution companies to enter into contracts for the purchase of long-term renewable energy. In accordance with the terms of this decision, UI will be required to enter into such contracts by July 1, 2007, and will be required to provide status reports to the DPUC at defined intervals beginning in July 2005, until such time that at least 100 megawatts of renewable energy has been procured statewide. This is not expected to have a material impact on UI's results of operations or financial condition.

On October 25, 2004, UI filed a request with the DPUC seeking to reopen the regulatory docket in which the non-bypassable Federally Mandated Congestion Costs (NBFMCC) charge was established by the DPUC. The NBFMCC charge relates to "congestion costs" associated with not having adequate transmission infrastructure to move energy into the state from outside the state. Because the purpose of the NBFMCC charge is for the electric distribution company to recover its actual NBFMCC costs on a pass-through basis, the DPUC decision provided for a true-up of NBFMCC costs and revenues on a semi-annual basis and an adjustment of the associated amounts deferred for future recovery. The charge established for 2004 was based upon estimates that were made in 2003, and reflects estimated NBFMCC lower than have actually been incurred. UI's filing proposes to increase the NBFMCC charge from $0.001652 per kWh to $0.008251 per kWh, effective November 1, 2004. This will enable UI to recover both the forecasted ongoing NBFMCC costs and the deficit that has resulted from the current charge being below the incurred costs. UI's proposal would collect the accumulated deficit over the November 2004 - June 2005 time period.

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

The rate reduction bonds were issued by the state during the second quarter of 2004. The amounts collected through the CTA for servicing of the rate reduction bonds are not revenue to UI. As a result, the securitization will have the effect of reducing UI's revenue by approximately $6.5 million annually, with such amounts to be utilized for debt service for the state's rate reduction bonds. Absent securitization, these amounts would otherwise have been utilized for C&LM or REI expenditures. UI's management does not expect there to be any material effect on UI's earnings or financial condition as a result of such securitization.

On June 23, 2004, the DPUC approved UI's request to amend its Purchased Power Adjustment Clause to allow UI to apply the clause to special contract customers. The DPUC also approved a Purchased Power Adjustment rate of $0.00264 per kWh to be applied against special contract load to reflect the increased cost to serve these customers. This will allow UI to recover changes in the cost to procure energy as it relates to special contract customers through the generation services charge (GSC). The decision does not explicitly order the accounting for the increased costs of $0.8 million related to UI's special contract customers for the period from January 1, 2004 through June 22, 2004 (the day before the effective date of the final decision). The actual costs for that period to procure power for UI's special contracts will flow through the annual CTA/SBC Reconciliation filing for 2004. The 1998 and 2003 restructuring legislation (PA 98-28 and PA 03-135, as amended in part by PA 03-221) provides that the distribution company is entitled to recover its full cost of procuring power for customers who do not choose an alternate supplier.

                   FEDERAL ENERGY REGULATORY COMMISSION (FERC)

UI has constructed transmission facilities to connect the 330-megawatt transmission cable, connecting Connecticut and Long Island under Long Island Sound, owned by Cross-Sound Cable Company, LLC (Cross-Sound) to the New England Power Pool (NEPOOL) transmission grid. Cross-Sound has paid UI $2.6 million for the construction costs. The FERC has clarified that UI will not be required to reimburse Cross-Sound for any of the construction monies received. A request by Cross-Sound for a rehearing was rejected by the FERC. In September 2004, the FERC approved a settlement agreement reached by Cross-Sound and UI related to annual facilities charges. Cross-Sound has paid all amounts outstanding related to construction and the settlement agreement.

               REGIONAL TRANSMISSION ORGANIZATION FOR NEW ENGLAND

On March 24, 2004, the FERC conditionally approved ISO New England Inc.'s (ISO-NE) joint proposal with the New England Transmission Owners for the creation of a Regional Transmission Organization (RTO). ISO-NE expects that the creation of an RTO for New England will strengthen the independent oversight of the region's bulk power system and wholesale electricity marketplace. UI is a signatory to the filing and has the opportunity to join the New England RTO and become eligible for the FERC's transmission return on equity (ROE) joining incentive (50 basis points above the approved transmission base return on equity). The FERC has scheduled hearing dates in the fourth quarter of 2004, for consideration of the ROE of 12.8% requested by the Transmission Owners (TOs). The TOs will be allowed to charge the requested ROE from the time the RTO becomes operational until the final FERC decision, subject to refund. The TOs have filed a request for clarification on several items in the FERC decision and a request for rehearing regarding several others. ISO-NE, NEPOOL, and the TOs reached a settlement agreement that was submitted to the FERC on September 14, 2004 and was approved subject to conditions by the FERC on November 3, 2004. The settlement agreement, as conditioned, resolves many of the outstanding issues before the FERC. While the FERC order does not determine the ROE, which continues to be scheduled for hearing, the order does make comments on aspects of the ROE calculation. The RTO could become operational by the end of 2004.

(D)  SHORT-TERM CREDIT ARRANGEMENTS

UIL Holdings has a money market loan arrangement with JPMorgan Chase Bank. This is an uncommitted short-term borrowing arrangement under which JPMorgan Chase Bank may make loans to UIL Holdings for fixed maturities from one day up to six months. JPMorgan Securities, Inc. acts as an agent and sells the loans to investors. The fixed interest rates on the loans are determined based on conditions in the financial markets at the time of each loan. As of September 30, 2004, UIL Holdings did not have any borrowings outstanding under this arrangement.

On July 29, 2004, UIL Holdings entered into a revolving credit agreement with a group of banks that extends to July 28, 2007. The borrowing limit of this facility is $100 million. The facility permits UIL Holdings to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits UIL Holdings to borrow money for fixed periods of time specified by UIL Holdings at fixed interest rates determined by the Eurodollar interbank market in London (LIBOR). If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of UIL Holdings and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to UIL Holdings under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of September 30, 2004, UIL Holdings did not have any short-term borrowings outstanding under this arrangement.

On July 30, 2004, Xcelecom amended its existing revolving credit agreement with two banks to extend the term to June 30, 2005. This agreement, as amended, provides for a $30 million revolving loan facility available to meet working capital needs, and up to $5 million in capital equipment needs, and to support standby letters of credit issued by Xcelecom in the normal course of its business. Capital equipment loans under this facility can be converted to amortizing term loans with a maturity of up to four years. This agreement also provides for the payment of interest at a rate, at the option of Xcelecom, based on the agent bank's prime interest rate or LIBOR. All borrowings outstanding under this agreement are secured solely by assets of Xcelecom and its subsidiaries. As of September 30, 2004, Xcelecom had $0.1 million of borrowings outstanding under the revolving working capital balance under this facility. Xcelecom had $1 million of capital equipment funding that had been converted to term notes outstanding and standby letters of credit of $5 million outstanding at September 30, 2004 under the facility.

(E) INCOME TAXES

                                                          Three Months Ended                     Nine Months Ended
                                                             September 30,                         September 30,
                                                        2004               2003               2004               2003
                                                        ----               ----               ----               ----
                                                            (In Thousands)                         (In Thousands)
Income tax expense for continuing operations consists of:
Income tax provisions (benefit):
  Current
         Federal                                        $4,641            $12,153            $12,893            $24,478
         State                                           2,009              3,890              5,633              8,344
                                                   ---------------     --------------     --------------     --------------
           Total current                                 6,650             16,043             18,526             32,822
                                                   ---------------     --------------     --------------     --------------
  Deferred
         Federal                                         7,302             (1,235)             9,805             (4,494)
         State                                           1,793               (852)               845             (2,902)
                                                   ---------------     --------------     --------------     --------------
           Total deferred                                9,095             (2,087)            10,650             (7,396)
                                                   ---------------     --------------     --------------     --------------

  Investment tax credits                                  (113)              (147)              (318)              (442)
                                                   ---------------     --------------     --------------     --------------

    Total income tax expense                           $15,632            $13,809            $28,858            $24,984
                                                   ===============     ==============     ==============     ==============

Income tax components charged as follows:
  Operating tax expense                                $15,609            $14,994            $30,409            $26,277
  Non-operating tax expense (benefit)                       23             (1,185)            (1,551)            (1,293)
                                                   ---------------     --------------     --------------     --------------

    Total income tax expense                           $15,632            $13,809            $28,858            $24,984
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

The effective income tax rates for the three and nine months ended September 30, 2004 were 48.9% and 47.1%, respectively, as compared to 45.5% and 48% for the three and nine months ended September 30, 2003, respectively. The changes in the 2004 rates are due primarily to (1) adjustments to deferred income tax reserves associated with CTA and (2) differences in the amounts of book depreciation in excess of non-normalized tax depreciation.

(F) SUPPLEMENTARY INFORMATION

                                                                      Three Months Ended               Nine Months Ended
                                                                          September 30,                    September 30,
                                                                       2004            2003            2004             2003
                                                                       ----            ----            ----             -----
                                                                          (In Thousands)                   (In Thousands)
Operating Revenues
Utility
    Retail                                                             $ 209,389       $ 180,295       $ 537,137         $ 473,376
    Wholesale                                                              5,711           6,053          18,069            19,024
    Other                                                                 16,321           8,600          33,651            23,923
Non-utility businesses
    Xcelecom                                                              91,993          74,750         244,661           218,224
    Other                                                                      6               5              64                16
                                                                 ---------------  --------------  --------------  ----------------
         Total Operating Revenues                                      $ 323,420       $ 269,703       $ 833,582         $ 734,563
                                                                 ===============  ==============  ==============  ================

Sales by Class (megawatt-hours)
    Retail (1)
    Residential                                                          636,279         658,757       1,782,609         1,732,779
    Commercial                                                           711,811         693,967       1,982,955         1,906,079
    Industrial                                                           262,392         254,426         731,776           718,761
    Other                                                                 10,142          10,176          31,541            32,649
                                                                 ---------------  --------------  --------------  ----------------
                                                                       1,620,624       1,617,326       4,528,881         4,390,268
    Wholesale                                                            122,925         124,001         356,339           355,928
                                                                 ---------------  --------------  --------------  ----------------
         Total Sales by Class                                          1,743,549       1,741,327       4,885,220         4,746,196
                                                                 ===============  ==============  ==============  ================
Fuel and Energy
    Fuel and Energy Expense                                            $ 125,504       $  83,452       $ 306,156         $ 224,218
    Purchase Power above market fuel expense credit (2)                   (5,756)         (6,058)        (17,142)          (17,976)
                                                                 ---------------  --------------  --------------  ----------------
         Total Fuel and Energy Expense                                 $ 119,748       $  77,394       $ 289,014         $ 206,242
                                                                 ===============  ==============  ==============  ================
Depreciation and Amortization
    Utility property, plant, and equipment                             $   7,238       $   7,276       $  21,995         $  21,061
    Non-utility business property, plant and equipment                       903             872           2,659             2,596
                                                                 ---------------  --------------  --------------  ----------------
         Total Depreciation                                                8,141           8,148          24,654            23,657
                                                                 ---------------  --------------  --------------  ----------------
    Amortization of nuclear plant regulatory assets                        3,414           5,867           7,532            22,391
    Amortization of purchase power contracts (2)                           5,756           6,058          17,142            17,976
    Amortization of other CTA regulatory assets                              283             283             849               826
    Amortization of cancelled plant                                            -             263               -               849
                                                                 ---------------  --------------  --------------  ----------------
         Subtotal CTA Amortization                                         9,453          12,471          25,523            42,042
    Amortization of intangibles                                              311             294             935               969
    Amortization of other regulatory assets                                  284           1,143             714             3,429
                                                                 ---------------  --------------  --------------  ----------------
         Total Amortization                                               10,048          13,908          27,172            46,440
                                                                 ---------------  --------------  --------------  ----------------
         Total Depreciation and Amortization                           $  18,189       $  22,056       $  51,826         $  70,097
                                                                 ===============  ==============  ==============  ================
Taxes - Other than Income Taxes
    Operating:
       Connecticut gross earnings                                      $   7,355         $ 7,791        $ 19,560         $  20,307
       Local real estate and personal property                             2,785           2,370           7,824             7,573
       Payroll taxes                                                       1,327           1,147           4,769             4,257
                                                                 ---------------  --------------  --------------  ----------------
         Total Taxes - Other than Income Taxes                         $  11,467        $ 11,308        $ 32,153         $  32,137
                                                                 ===============  ==============  ==============  ================
Other Income (Expense), net
    Interest income                                                    $     526           $ 291         $ 1,250             $ 800
    Allowance for funds used during construction                             428             676           1,251             1,975
    Equity earnings from Connecticut Yankee                                   59              77             190               233
    Non-utility business passive expense                                    (389)            875          (4,544)           (1,903)
    Seabrook reserve reduction                                                 -               -           2,477                 -
    Miscellaneous other income and (expense) - net                           410              56           3,241             1,161
                                                                 ---------------  --------------  --------------  ----------------
         Total Other Income (Expense), net                             $   1,034         $ 1,975         $ 3,865           $ 2,266
                                                                 ===============  ==============  ==============  ================
Other Interest, net
    Notes payable                                                      $     136           $ 151           $ 998             $ 878
    Other                                                                   (993)            799            (365)              650
                                                                 ---------------  --------------  --------------  ----------------
         Total Other Interest, net                                     $    (857)          $ 950           $ 633           $ 1,528
                                                                 ===============  ==============  ==============  ================

(1) Includes 46,000 megawatt hour non-recurring adjustment associated with a change in accounting estimate to unbilled revenue recognized in the first quarter of 2004.
(2) The amortization of this regulatory asset is a cash neutral item, as there is an offsetting liability which is relieved through a credit to fuel and energy expense.

(G)  PENSION AND OTHER BENEFITS

UI's qualified pension plan covers substantially all of its employees, the employees of UIL Holdings and APS, and certain management employees of Xcelecom and UCI. APS and Xcelecom employees no longer accrue benefits under the plan, but any benefits accrued to them, through April 2003 for APS, and December 2003 for Xcelecom, remain in the plan. Effective on June 22, 2004 with the completion of the sale of APS, those active APS employees who had not vested in the amount of their benefits accrued through April 2003 were granted full vesting in those benefits. UI also has a non-qualified supplemental plan for certain executives and a non-qualified retiree-only plan for certain early retirement benefits.

The funding policy for the qualified plan is to make annual contributions that satisfy the minimum funding requirements of ERISA but that do not exceed the maximum deductible limits of the Internal Revenue Code. These amounts are determined each year as a result of an actuarial valuation of the plan. In September 2004, UI contributed $16.7 million to the qualified pension plan, the entire amount of which is attributable to the 2003 plan year for income tax purposes.

There is potential variability to the pension expense calculation depending on changes in certain assumptions: if there were a 1/4% change in the discount rate assumed at 6%, the pension expense would increase or decrease inversely by $0.8 million; if there were a 1% change in the expected return on assets, the pension expense would increase or decrease inversely by $2.5 million.

In addition to providing pension benefits, UI also provides other post-retirement benefits (OPEB), consisting principally of health care and life insurance benefits, for retired employees and their dependents. Employees whose sum of age and years of service at time of retirement is equal to or greater than 85 (or who are 62 with at least 20 years of service) are eligible for benefits partially subsidized by UI. The amount of benefits subsidized by UI is determined by age and years of service at retirement. For funding purposes, UI established a Voluntary Employees' Benefit Association Trust (VEBA) to fund OPEB for UI's union employees. In September 2004, UI contributed $1.9 million to this fund. There is potential variability in the calculation of OPEB plan expenses depending on changes in certain assumptions: if there were a 1/4% change in the discount rate assumed, the OPEB plan expenses would increase or decrease inversely by $0.1 million; if there were a 1% change in the expected return on VEBA assets, the OPEB plan expenses would increase or decrease inversely by $0.2 million.

The following tables represent the components of net periodic benefit cost for the pension and OPEB for the 2004 plan projections.

                                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                                        PENSION BENEFITS         OTHER POST-RETIREMENT BENEFITS
                                                         2004           2003              2004             2003
                                                         ----           ----              ----             ----
                                                                          (In Thousands)
Components of net periodic benefit cost:
   Service cost                                         $1,290         $1,553             $230             $195
   Interest cost                                         4,495          4,455              763              787
   Expected return on plan assets                       (5,012)        (3,545)            (328)            (302)
   Amortization of:
      Prior service costs                                  263            294              (45)             (45)
      Transition obligation (asset)                       (263)          (263)             264              264
      Actuarial (gain) loss                              1,441          1,878              426              409
   Settlements and curtailments                              -              -                -                -
                                                  -------------- -------------- ---------------- -----------------
   Net periodic benefit cost                            $2,214         $4,372           $1,310           $1,308
                                                  ============== ============== ================ =================

The following actuarial weighted average assumptions were used in calculating net periodic benefit cost:
   Discount rate                                        6.00%          6.75%            6.00%            6.75%
   Average wage increase                                4.50%          4.50%             N/A              N/A
   Return on plan assets                                8.00%          8.00%            8.00%            8.00%
   Pre-65 health care trend rate (current year)        N/A            N/A              13.00%           14.00%
   Pre-65 health care trend rate (2012+)               N/A            N/A               5.50%            5.50%
   Post-65 health care trend rate (current year)       N/A            N/A               7.00%            7.50%
   Post-65 health care trend rate (2009+)              N/A            N/A               5.00%            5.00%

   N/A - not applicable



                                                                  NINE MONTHS ENDED SEPTEMBER 30,

                                                        PENSION BENEFITS         OTHER POST-RETIREMENT BENEFITS
                                                         2004           2003            2004              2003
                                                         ----           ----            ----              ----
                                                                          (In Thousands)
Components of net periodic benefit cost:
   Service cost                                         $4,462         $4,661             $692             $583
   Interest cost                                        13,511         13,365            2,291            2,365
   Expected return on plan assets                      (15,036)       (10,635)            (982)            (908)
   Amortization of:
      Prior service costs                                  795            884             (135)            (135)
      Transition obligation (asset)                       (791)          (791)             794              794
      Actuarial (gain) loss                              4,773          5,636            1,270            1,223
   Settlements and curtailments                              -              -                -                -
                                                  -------------- -------------- ---------------- -----------------
   Net periodic benefit cost                            $7,714        $13,120           $3,930           $3,922
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

   N/A - not applicable


(J)  COMMITMENTS AND CONTINGENCIES

OTHER COMMITMENTS AND CONTINGENCIES

                     CONNECTICUT YANKEE ATOMIC POWER COMPANY

UI has a 9.5% stock ownership share in the Connecticut Yankee Atomic Power Company (Connecticut Yankee), the carrying value of which was $4.1 million as of September 30, 2004. On December 4, 1996, the Board of Directors of Connecticut Yankee voted unanimously to retire the Connecticut Yankee nuclear plant (the Connecticut Yankee Unit) from commercial operation. A decision by the FERC that became effective on August 1, 2000 allows Connecticut Yankee to collect, through the power contracts with the unit's owners, the FERC-approved decommissioning costs, other costs associated with the permanent shutdown of the Connecticut Yankee Unit, the unrecovered investment in the Connecticut Yankee Unit, and a return on equity of 6%. Connecticut Yankee may recover 9.5% of these costs from UI.

Connecticut Yankee updates its cost to decommission the unit annually, or as needed, and provides UI with a projected recovery schedule depicting annual costs expected to be billed to UI, including a return on investment over the term of the projected recovery period. The present value of these costs is calculated using UI's weighted average cost of capital and, after consideration of recoverability, recorded as a Connecticut Yankee Contract Obligation and a corresponding regulatory asset. At September 30, 2004, UI has regulatory approval to recover in future rates $22.6 million of its regulatory asset for Connecticut Yankee over a term ending in 2007. The remaining portion of the regulatory asset, as of September 30, 2004, was $24.5 million, which consists of costs subject to a regulatory review and approval process and reflects the present value of the revenue requirements to fund the increased costs described in the following paragraphs. The regulatory review and approval process may extend the recovery period beyond 2007. Although UI believes full regulatory recovery is probable because these costs are similar in nature to the costs already afforded regulatory treatment, the actual amounts subject to recovery may be different.

CURRENT COST ESTIMATE
---------------------

As part of the Connecticut Yankee April 2000 rate case settlement with the FERC, remaining decommissioning costs were originally estimated at $436 million. The original estimate was updated in November 2002 to increase the estimated decommissioning costs by approximately $130 million. The $130 million increase stemmed primarily from additional security costs, as well as the corollary economic impacts of increased insurance costs and other factors. In December 2003 the estimate was increased by $265 million, reflecting the fact that Connecticut Yankee is now directly managing the work necessary to complete decommissioning of the plant following termination of the contractor that had been managing such work in July 2003. Consequently, the total current cost estimate of approximately $831 million (2003 Estimate) represents an aggregate increase of approximately $395 million over the April 2000 FERC rate case settlement. The above financial information has been adjusted to 2003 dollars.

UI's share of the estimated increased cost of $395 million over the 2000 FERC settlement is approximately $37.5 million. This increase will not impact current period earnings, as the amounts will be deferred on the balance sheet pending resolution of the litigation and regulatory proceedings described herein. Ultimately, if this issue is resolved favorably, the costs will be recovered and therefore would not likely have a financial impact on the results of operations. If the outcome is not favorable, there could be a negative material impact to UI's results of operations.

BECHTEL LITIGATION
------------------

Connecticut Yankee terminated its decommissioning contract with Bechtel Power Corporation (Bechtel) in July 2003 due to Bechtel's history of incomplete and untimely performance of decommissioning work. In June 2003, Bechtel filed a complaint against Connecticut Yankee in Connecticut Superior Court asserting a number of claims, including wrongful termination. In August 2003, Connecticut Yankee filed a counterclaim, including counts for breach of contract, negligent misrepresentation and breach of duty of good faith and fair dealing. Connecticut Yankee is now managing the decommissioning process and continues to prosecute its counterclaims for excess completion costs and other damages against Bechtel in Connecticut Superior Court. Discovery is underway and a trial has been scheduled for May 2006. The 2003 Estimate does not include any allowance for cost recovery in this matter.

On June 18, 2004, Bechtel filed a Pre-Judgment Remedy Application ("PJR") requesting a $93 million garnishment of the Decommissioning Trust ("Trust"), Connecticut Yankee shareholder payments to the Trust and any proceeds from the fuel disposal contract litigation pending between Connecticut Yankee and the U.
S. Department of Energy (DOE), as well as attachment of any Connecticut Yankee assets, including real property located in Haddam Neck, Connecticut. On July 16, 2004, Connecticut Yankee filed its objection to the PJR, including challenging the legal availability of the remedies requested by Bechtel. On July 20, 2004 the Court allowed the DPUC to intervene in the PJR proceeding for the limited purpose of objecting to Bechtel's requested garnishment of the Trust and related payments. On August 26, 2004, the Court held oral arguments on the legal availability of the remedies requested by Bechtel but has not issued a decision. An evidentiary hearing on the other PJR issues began on October 19, 2004. On November 1, 2004, the Judge in the PJR proceedings signed a Stipulation reached between Connecticut Yankee and Bechtel. In the Stipulation Bechtel agrees:
(a) to waive and relinquish its right to seek prejudgment attachment of the Trust or any future payments into the Trust, including any proceeds of Connecticut Yankee's currently pending litigation with the DOE regarding spent fuel storage costs; and (b) not to file in any forum any additional or amended applications for prejudgment remedy or other preliminary relief seeking to attach or garnish any assets of Connecticut Yankee or of any of its shareholders or power purchasers. Further, Bechtel amends its Application to provide that it seeks only: (i) to attach real property owned by Connecticut Yankee in Connecticut with a value of up to $7.9 million; and (ii) to garnish a portion of the stream of monthly payments to be made through June 2007 to Connecticut Yankee under the wholesale power contracts between Connecticut Yankee and its power purchasers, up to an aggregate amount of $41.7 million. In the proposed Stipulation it is further agreed that any attachment of the real property authorized by the Court will not prevent Connecticut Yankee from continuing plant decommissioning, and Connecticut Yankee will be entitled to continue with all deconstruction, demolition, decontamination, remediation and related activities. This Stipulation does not constitute an admission of liability by Connecticut Yankee, nor an acknowledgement of any damage calculation in any respect, and is not admissible in any subsequent legal or administrative proceeding not related to enforcement of the Application, including any alternative dispute resolution proceedings. The parties have not reached agreement as to whether the real property and the purchaser payments referenced above may be lawfully attached or garnished. Connecticut Yankee and the DPUC continue to dispute that the assets may be lawfully attached or garnished and the parties agree to submit these legal issues to the Court for decision.

FERC MATTERS
------------

2004 RATE CASE FILING
---------------------

Connecticut Yankee filed the 2003 Estimate with the FERC as part of a July 1, 2004 rate application (the Filing) seeking additional funding to complete the decommissioning project and for storage of spent fuel through 2023. The Filing was required as part of the terms of Connecticut Yankee's April 2000 rate case settlement agreement with the FERC and requests that new rates take effect on

January 1, 2005. The Filing includes proposed increased decommissioning charges, based on the 2003 Estimate, as well as $4.0 million and $2.4 million of new charges for pension and post-retirement benefits (other than pensions), respectively. The proposed $93 million annual decommissioning collection represents a significant increase in annual charges compared to the existing FERC-approved decommissioning collection rate of $16.7 million per year that had been approved as part of the April 2000 rate case settlement. The Filing proposes extending the collection period for decommissioning from June 30, 2007 to December 31, 2010.

Notices of intervention or protest were filed in July and August at the FERC by several utility parties and by non-utility parties including the DPUC, the OCC, the Massachusetts Attorney General, the Massachusetts Department of Telecommunications and Energy, the Rhode Island Attorney General, and the Maine Public Advocate. Bechtel Power Corporation also filed a motion to intervene and protest.

On August 30, 2004, FERC issued an order: (1) accepting for filing Connecticut Yankee's proposed new charges for decommissioning, pension expense and post-retirement benefits (other than pensions) expense; (2) suspending the revised charges for a period of five months, to February 1, 2005 at which time the proposed rates will go into effect subject to refund; (3) establishing hearing procedures, to commence with a pre-hearing conference before an administrative law judge (ALJ) in September; (4) denying the request of the DPUC and OCC for an accelerated hearing schedule and for a bond or other security for potential refunds; (5) denying the declaratory ruling requested by the DPUC and OCC (see paragraph below), and (6) granting Bechtel's motion to intervene as well as allowing the interventions by the other applying parties including UI and the other Connecticut Yankee power purchasers. At the pre-hearing conference on September 21, 2004, the ALJ issued a schedule for the docket leading up to a hearing commencing on May 16, 2005. The process of resolving the matters in the Filing is likely to be contentious and lengthy.

FERC ORDER ON REQUEST FOR DECLARATORY ORDER
-------------------------------------------

On June 10, 2004, the DPUC and the OCC filed a petition (Petition) with FERC seeking a declaratory order that Connecticut Yankee can recover all decommissioning costs from its wholesale purchasers, but that those purchasers may not recover in their retail rates any costs that FERC might determine to have been imprudently incurred. Connecticut Yankee, as well as its wholesale purchasers, responded in opposition to the Petition, indicating that the order sought by the DPUC and OCC would violate the Federal Power Act and decisions of the U.S. Supreme Court, other federal and state courts, and the FERC. As noted above, the FERC rejected this petition as part of its initial ruling on Connecticut Yankee's rate filing. The DPUC and OCC filed a petition for rehearing on the matter which is pending before the FERC. Connecticut Yankee filed a motion on October 14, 2004 requesting permission to respond, as well as a response to the rehearing petition.

DOE LITIGATION
--------------
To the extent that the new estimates described above are related to spent fuel storage, they could be affected by the outcome of an ongoing dispute between the DOE and several utilities and states. Under the Nuclear Waste Policy Act of 1982 (the Act), the DOE is required to design, license, construct and operate a permanent repository for high-level radioactive waste and spent nuclear fuel. The Act requires the DOE to provide for the disposal of spent nuclear fuel and high-level waste from commercial nuclear plants through contracts with the owners. In return for payment of established disposal fees, the federal government was required to take title to and dispose of the utilities' high-level waste and spent nuclear fuel beginning no later than January 1998. After the DOE announced that its first high-level waste repository will not be in operation earlier than 2010, several utilities and states obtained a judicial declaration that the DOE has a statutory responsibility to take title to and dispose of high-level waste and spent nuclear fuel beginning in January 1998. Although the federal government now concedes that its failure to begin disposing of high-level waste and spent nuclear fuel in January 1998 constituted a breach of contract, it continues to dispute that the entities with which it had contracts are entitled to damages.

Connecticut Yankee, together with two other New England-based owners of shutdown nuclear generating plants, is seeking recovery of damages stemming from the breach by the DOE under the 1983 contracts that were mandated by the U.S. Congress under the High Level Waste Act for purposes of disposal of spent fuel and high-level waste, including greater than class C waste. The trial for the damage claim, which had been pending in the Federal Court of Claims since March 1998, commenced on July 12, 2004 and ended August 31, 2004. The post-trial schedule includes a briefing schedule that concludes with final oral arguments on January 14, 2005.

The amount of the claim for damages incurred through 2010, net of adjustments made as part of the trial record, is approximately $186-198 million depending on the discount rate applied. In addition, incremental continuing damages that will be incurred for periods beyond 2010 are being sought based on an annual dollar value. The 2003 Estimate discussed above does not include an allowance for recovery of damages in this matter. The Department of Justice submitted a motion to the court during the damage trial which raises the issue of whether Connecticut Yankee's pre-1983 spent fuel fee obligation of approximately $155 million should be treated as an offset to any payment of damages. The Court's ruling on that matter is expected to be issued in the same time frame as its overall ruling in the case, which is expected in the Spring of 2005.

                                  HYDRO-QUEBEC

UI is a participant in the Hydro-Quebec transmission tie facility linking New England and Quebec, Canada. UI has a 5.45% participating share in this facility, which in aggregate has a maximum 2000 megawatt equivalent generation capacity value. UI is obligated to furnish a guarantee for its participating share of the debt financing for one phase of this facility. The original guarantee was entered into in April 1991 in the amount of $11.7 million. The amount of this guarantee is reduced monthly, proportionate with principal paid on the underlying debt. As of September 30, 2004, UI's guarantee for this debt was approximately $3.4 million.

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

             SITE DECONTAMINATION, DEMOLITION AND REMEDIATION COSTS

As a result of a 1992 DPUC retail rate decision, since January 1, 1993, UI had been recovering through retail rates $1.1 million per year of environmental remediation costs for the demolition and decontamination of its Steel Point Station property in Bridgeport. As a result of the Rate Case decision dated September 26, 2002, UI will recover the remaining $3 million of these costs ratably during the 2002 through 2004 time period. This amount reflects the remaining cost of cleaning up the property, except for capping contaminated soils that are legally allowed to remain on site, assuming a zero sales value. Final costs will be offset by any sale price realized, and will be subject to regulatory true-up upon disposition of the property. UI is also replacing portions of the bulkhead at the Steel Point Station property. The work is expected to cost approximately $7.4 million and is currently expected to be completed in 2005. These costs are estimates based on the most current information available. Actual remediation and bulkhead replacement costs may be higher, or lower, than what is currently estimated. UI is entitled to reimbursement of these costs from the City of Bridgeport pursuant to UI's contract with the City.

Subsequent to the demolition of Steel Point Station, the adjacent East Main Street Substation was removed at the request of the City of Bridgeport. UI has undertaken an environmental subsurface investigation of the former substation site and the estimated environmental remediation cost is $0.2 million. Concurrent with the removal of the East Main Street Substation in 2000, the Congress Street Substation was expanded to replace it. As of September 30, 2004, $8.9 million is reimbursable from the City of Bridgeport. An additional $1.4 million of costs related to the Substation are transmission assets recoverable through regional transmission rates. UI is currently negotiating with the City of Bridgeport to settle all outstanding issues between the parties. In the event that an agreement cannot be reached, UI will move forward with previously initiated arbitration proceedings to collect these funds from the City of Bridgeport.

UI has completed the replacement, at a cost of $13.5 million, of the bulkhead surrounding a site on the Mill River in New Haven, containing transmission facilities and deactivated generation facilities. Of this amount, $4.2 million represents the portion of the costs to protect UI's transmission facilities and has been capitalized as plant in service; the remaining estimated cost of $9.3 million has been expensed. UI has conveyed to an unaffiliated entity, Quinnipiac Energy LLC (QE), this entire site, reserving to UI permanent easements for the operation of its transmission facilities on the site. UI has also jointly funded (61%) with QE a remediation fund for the purpose of bringing the site into environmental compliance. The funds were placed into an escrow account to ensure they were used for only remediation purposes. In addition, UI required that QE obtain an insurance policy, with UI named as an additional insured, to provide coverage for limited remediation cost overruns. The City of New Haven is currently foreclosing on the property, as QE is not current with property tax payments. If it is determined that QE has not performed appropriate environmental remediation at the site, UI could be required by applicable environmental laws to finish remediating any contamination at the site. The scope of any required remediation efforts by UI is not now determinable. The amount remaining in the escrow fund, as well as any insurance policy proceeds received, would be used for this purpose.

On April 16, 1999, UI closed on the sale of its Bridgeport Harbor Station and New Haven Harbor Station generating plants in compliance with Connecticut's electric utility industry restructuring legislation. Environmental assessments performed in connection with the marketing of these plants indicate that substantial remediation expenditures will be required in order to bring the plant sites into compliance with applicable minimum Connecticut environmental standards. The purchaser of the plants agreed to undertake and pay for the remediation of the purchased properties. With respect to the portion of the New Haven Harbor Station site that UI retained, UI has performed an additional environmental analysis and estimates that approximately $3.2 million in remediation expenses will be incurred. These costs are estimates based on the most current information available. Actual remediation costs may be higher, or lower, than what is currently estimated. The required remediation is virtually all on transmission-related property; and UI accrued these estimated expenses during the third quarter of 2002.

From 1961 to 1976, UI owned a parcel of property in Derby, Connecticut, on which it operated an oil-fired electric generating unit. For several years, the Connecticut Department of Environmental Protection (CDEP) has been remediating a migration of fuel oil contamination from a neighboring parcel of property into the adjacent Housatonic River. Although, based on its own investigation to date, UI believes it has no responsibility for this contamination, if regulatory agencies determine that UI is responsible for the cost of these remediation activities, UI may experience substantial costs, no estimate of which is currently available.

                           ELECTRIC SYSTEM WORK CENTER

UI's January 2004 purchase of its Electric System Work Center property, located in Shelton, Connecticut, caused a review under the CDEP's Transfer Act Program. Under this review, the CDEP had an opportunity to examine the current environmental conditions at the site and direct remediation, or further remediation, of any areas of concern. At the conclusion of its review, the CDEP elected not to oversee any further site investigation or remediation at the site and directed UI to undertake any necessary evaluation and/or remediation (verification work) using an independent Licensed Environmental Professional
(LEP). UI has hired an LEP and has submitted a schedule to the CDEP for the verification work. Implementation of the verification work is not expected to have a material impact on the financial condition of UI.

                               UTILITY OPERATIONS

With respect to UI's general operations, UI has received a Notice of Violation
(NOV) from the CDEP, dated September 22, 2004. This NOV alleges that UI is not in compliance with inspection, recordkeeping and labeling requirements under certain state and federal waste and used oil regulations. UI has corrected the deficiencies and believes it is in compliance with the cited regulations. Although the CDEP may elect to seek penalties for the alleged violations, which can be up to $25,000, per incident, per day for non-compliance, UI has no reason to believe that the CDEP will pursue penalty assessment under a consent order in connection with the NOV. No fines have been assessed in connection with this NOV. Any such financial penalties related to this NOV, if pursued by the CDEP, are not expected to have a material impact on the financial condition of UI.

                      CLAIM OF ENRON POWER MARKETING, INC.

UI had a wholesale power agreement and other agreements with Enron Power Marketing, Inc. (EPMI) (the Agreements). Following EPMI's bankruptcy filing on December 2, 2001, UI terminated the Agreements in accordance with their terms, effective January 1, 2002, in reliance upon provisions of the Bankruptcy Code that permit termination of such contracts. The Agreements permitted UI to calculate its gains and losses resulting from the termination, and globally to net these gains and losses against one another, and against any other amounts that UI owed to EPMI under the Agreements, to arrive at a single sum. EPMI, however, commenced on January 31, 2003 an adversary proceeding against UI and UIL Holdings in the EPMI bankruptcy. UIL Holdings was sued as the guarantor of UI's financial obligations under the Agreements. EPMI contends that UI was not entitled to offset, against any losses UI suffered from the termination of the Agreements, any amounts owing to EPMI for power delivered to UI after the date EPMI filed for bankruptcy. The amount of the allegedly improper setoff that EPMI seeks to recover in the adversary proceeding is approximately $8.2 million, plus interest and attorneys' fees. The bankruptcy court has referred this and other similar cases to mediation and stayed the cases while mediation is conducted. During mediation sessions, EPMI indicated it has theories for increasing the amount of its claims against UI. In the event that UI is determined to owe EPMI a portion or all of the amount claimed, UI will seek appropriate treatment of such amount through the regulatory process.

                    INDEPENDENT SYSTEM OPERATOR - NEW ENGLAND

On April 16, 2004, UI announced its participation in the ISO-NE program to secure emergency energy resources in Southwestern Connecticut. Under the four-year contract, UI has committed to a load reduction of 30 megawatts when requested by ISO-NE. UI has partnered with several large customers who have agreed to reduce their electricity demand when the region's electric grid is stressed. The agreement was approved by the FERC in May 2004. As part of the agreement, UI provided a performance guarantee for the commitment of $0.7 million in the form of a letter of credit in the event UI was unable to reduce demand when requested by ISO-NE. Through the end of October 2004, UI was not required to perform under the $0.7 million letter of credit. In October 2004, the letter of credit was reduced to $0.4 million, representing UI's remaining performance guarantee under the agreement, and the term was extended until October 31, 2005. No liability has been recorded in the UIL Holdings' consolidated balance sheet as of September 30, 2004 for this guarantee provided under this letter of credit. The probability that the letter of credit would be utilized is very low due to the fact that the customers that UI has partnered with for this program are among UI's largest, thus reducing the likelihood of nonperformance in terms of both the requested kWh reductions and the ability to pay any financial penalties. Furthermore, if the letter of credit were to be utilized to cover nonperformance of UI's customers, the amount paid by UI would be recovered directly from the customers who did not perform by deducting the amount from the funds that would be remitted to such customers for their performance in this program.

                         CROSS-SOUND CABLE COMPANY, LLC

UCI's 25% share of the actual project cost for the Cross-Sound cable was $34.3 million as of September 30, 2004. UCI has provided an equity infusion of $10 million to Cross-Sound and UIL Holdings loaned $24.6 million, including capitalized interest, to Cross-Sound. In addition, two guarantees, in the amounts of $2.5 million and $1.3 million, have been provided in support of Hydro-Quebec's (HQ) guarantees to third parties in connection with the construction of the project.

The $2.5 million guarantee is in support of an HQ guarantee to the Long Island Power Authority (LIPA) to provide for damages in the event of a delay in the date of achieving commercial operation. As discussed below, on June 24, 2004 Cross-Sound executed a settlement agreement allowing for immediate commercial operation of the cable. Although retaining commercial operating status is contingent upon the satisfaction of certain provisions of the settlement agreement, no liability has been recorded related to this guarantee as UIL Holdings expects all provisions to be satisfied in accordance with the agreement.

The $1.3 million guarantee is in support of an agreement under which Cross-Sound is providing compensation to shell fishermen for loss of income as a result of the installation of the cable (Shellfish Agreement). The payments to the fishermen are being made over a 10 year period, and the obligation under this guarantee reduces proportionately with each payment made. As of September 30, 2004, the remaining amount of the guarantee was $1.2 million.
UIL Holdings has completed a probability weighted analysis based on the likelihood of certain events occurring that would cause UIL Holdings to be required to perform under this guarantee. The result of this analysis resulted in a liability amount that was inconsequential, and as such, no liability has been recorded in UIL Holdings' consolidated balance sheet as of September 30, 2004. In late October 2004, one of the parties to the Shellfish Agreement interfered with remediation work activities being conducted by Cross-Sound. On November 1, 2004, Cross-Sound sought a temporary restraining order to prevent continued interference. One of the shell fishermen has in turn requested a temporary injunction against use of certain equipment being employed in the remediation work. Cross-Sound will seek a court order permitting the remediation work to continue.

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

On June 24, 2004, Cross-Sound reached a settlement agreement with various regulatory authorities and other parties with an interest in the cable that allowed for immediate commercial operation of the cable. In connection with that settlement agreement, the existing contract Cross-Sound has with the LIPA for the entire capacity of the transmission line is being reviewed and negotiations are taking place to increase the overall term of the agreement from 20 years to 28 years by means of adding an initial three year period at the current reduced rates, and an additional five years to the end of the contract term, at full rates.

Although the settlement agreement allows for commercial operation of the cable, such status is contingent upon the satisfaction of certain provisions set forth in the agreement. In particular, Cross-Sound must bring the cable into compliance with permit conditions as directed by the CDEP. This remediation consists primarily of achieving the originally required burial depth in those areas deemed as "soft spots," meaning the obstructions which originally prevented achievement of such depth can generally be removed without the use of techniques such as blasting. The costs of this remediation are currently estimated at $1.5 million and are within the estimated final cost of the project. Additionally, the settlement agreement calls for the parties to fund a collective amount of $6 million, of which Cross-Sound's commitment is $2 million, to a research and restoration fund for the Long Island Sound. For a complete description of the settlement agreement, as well as additional discussion regarding the Cross-Sound cable, see "Management's Discussion and Analysis - Major Influences - United Capital Investments, Inc."

Upon satisfaction of all provisions of the settlement agreement, the loan from UIL Holdings is expected to be refinanced with external project financing. UCI will be responsible for 25% of any additional cost of project completion over the estimated amount.

                                 XCELECOM, INC.

Xcelecom, through one of its subsidiaries, has filed suit in New Jersey Superior Court against M. J. Paquet (Paquet), a general contractor doing business in the state of New Jersey, and Paquet's surety, United States Fidelity & Guaranty Company. Paquet is the general contractor on a project with the New Jersey Department of Transportation which is in the final stages of completion, where one of Xcelecom's subsidiaries is the electrical subcontractor. Xcelecom's portion of the project is not yet complete, as the general contractor continues to experience delays completing its work, which has, in turn, delayed Xcelecom's ability to complete its contract work. Xcelecom's portion of the project is expected to be substantially complete by the end of 2004. Xcelecom alleges in its suit, among other causes of action, breach of contract, failure to comply with New Jersey's Prompt Pay Act, and breach of trust. Xcelecom seeks to recover approximately $2 million in overdue payments, plus damages for delay and failure by Paquet to comply with New Jersey state law. Paquet has asserted numerous defenses to the suit, as well as various counterclaims. Pleadings are closed and discovery is in process. Xcelecom intends to vigorously pursue its suit against Paquet and its surety, and to defend against Paquet's counterclaims. Paquet has recently announced it was ceasing operations and the State of New Jersey recently withdrew two contracts it awarded to Paquet earlier in the year. Xcelecom does not believe there is a likelihood of an adverse outcome as a result of Paquet's counterclaims, and as such, no amount has been accrued for this matter in the financial statements. There has been no reserve established against the receivable of approximately $2 million, as Xcelecom expects to collect the entire amount due on this contract, either directly from Paquet, or through the payment and performance bonds of Paquet's surety.

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

The following table reconciles certain segment information to that provided in UIL Holdings' Consolidated Financial Statements. In the table, "Other" includes the information for the remainder of UIL Holdings' non-utility businesses, including minority interest investments, administrative costs, and inter-segment eliminations.

                                                          SEPTEMBER 30, 2004      DECEMBER 31, 2003
                                                          ------------------      -----------------
  Total Assets                                                          (In Thousands)
  ------------
     UI                                                      $1,487,704               $1,492,144
     Xcelecom                                                   190,454                  178,906
     Assets of discontinued operations held for sale                  -                  121,627
     Other                                                      112,588                  105,489
                                                          ------------------      -----------------
        Total UIL Holdings                                   $1,790,746               $1,898,166
                                                          ==================      =================


                                                 THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                    SEPTEMBER 30,                         SEPTEMBER 30,
                                               2004               2003               2004               2003
                                               ----               ----               ----               ----
Revenues from External Customers                                       (In Thousands)
--------------------------------
    UI                                        $231,421          $194,948             $588,857         $516,323
    Xcelecom                                    91,994            74,750              244,661          218,224
    Other                                            5                 5                   64               16
                                         ------------------ ----------------- ------------------- ------------------
       Total UIL Holdings                     $323,420          $269,703             $833,582         $734,563
                                         ================== ================= =================== ==================

Income (Loss) from Continuing
Operations before Income Taxes
------------------------------
    UI                                         $34,009           $32,412              $74,104          $64,118
    Xcelecom                                     1,048              (170)                (126)          (2,278)
    Other                                       (3,106)           (1,868)             (12,743)          (9,797)
                                         ------------------ ----------------- ------------------- ------------------
       Total UIL Holdings                      $31,951           $30,374              $61,235          $52,043
                                         ================== ================= =================== ==================


(N)  GOODWILL AND OTHER INTANGIBLE ASSETS

As of September 30, 2004 and December 31, 2003, UIL Holdings maintains $69.6 million and $68.6 million, respectively, of goodwill related to Xcelecom that is no longer being amortized, and $3.7 million and $2.7 million, at September 30, 2004 and December 31, 2003, respectively, of identifiable intangible assets that continue to be amortized.


A summary of UIL Holdings' goodwill as of September 30, 2004 is as follows:

  (Thousands of Dollars)                                     Total
                                                          -------------
  Balance, January 1, 2004                                   $68,554
  Goodwill acquired during the nine months
     ended September 30, 2004                                  1,051
                                                          -------------
  Balance, September 30, 2004                                $69,605
                                                          =============

There were no impairments to the goodwill balances recognized during the nine months ended September 30, 2004 and 2003.

As of September 30, 2004 and December 31, 2003, UIL Holdings' intangible assets and related accumulated amortization consisted of the following:

                                             As of September 30, 2004
                                    --------------------------------------------
                                                    Accumulated         Net
  (Thousands of Dollars)               Gross       Amortization       Balance
                                    ------------ ------------------ ------------
  Intangible assets subject to
     amortization:
  Non-compete agreements              $3,455          $3,122            $333
  Backlog                                256             256               -
                                    ------------ ------------------ ------------
  Total                               $3,711          $3,378            $333
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

UIL Holdings recorded amortization expense of $0.9 million for the nine months ended September 30, 2004 and 2003, respectively, related to these intangible assets. Assuming there are no acquisitions or dispositions that occur in the future, the remaining intangible assets will be fully amortized in 2005. The estimated annual amortization expense is shown in the table below.

      2004           2005          2006          2007          2008
      ----           ----          ----          ----          ----
                             (In Thousands)
     $1,264          $13            -             -              -

(O)  DISCONTINUED OPERATIONS

On June 22, 2004, UIL Holdings completed the sale of APS to CheckFree Corporation (CheckFree), a leading provider of financial electronic commerce services and products, pursuant to the purchase agreement entered into between the parties on December 16, 2003. Accordingly, the results of discontinued operations for the nine months ended September 30, 2004 included the after-tax gain, net of transaction costs and post-closing adjustments, of $46.2 million recognized from the sale of APS. Post-closing review procedures were completed during the third quarter of 2004 and the resulting adjustments net to an insignificant increase in the gain on the sale of APS. The difference between the overall gain and the reported gain for the nine months ended September 30, 2004 was due to transaction costs incurred in the fourth quarter of 2003. Total transaction costs associated with the sale of APS amounted to approximately $14 million and included $8.1 million paid to cover amounts owed to employees of APS based on a long-term incentive plan and retention bonuses.

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

As a result of the aforementioned events, the APS segment was considered to be a "disposal group" held for sale as defined in SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets." Accordingly, the assets and liabilities of APS have been categorized as "held for sale" in the accompanying Consolidated Balance Sheet and the assets of APS ceased being depreciated as of December 16, 2003. The related asset carrying values were not required to be adjusted, as the carrying amounts were lower than the estimated fair values less costs to sell. The results of operations of APS for all periods presented have been reported as discontinued operations in the accompanying Consolidated Statements of Income and Consolidated Statements of Cash Flows.

A summary of the discontinued operations of APS follows (in thousands):

                                                          Three Months Ended                Nine Months Ended
                                                            September 30,                    September 30,
                                                         2004            2003           2004             2003
                                                   --------------- --------------- -------------- -----------------
Net operating revenues                                $       -      $  22,405       $  36,659       $ 83,326
                                                   =============== =============== ============== =================
Operating income (loss) (1)                           $    (135)     $     489       $   5,508       $ (1,255)
                                                   =============== =============== ============== =================
Income (loss) before income taxes (1)                 $    (135)     $     612       $   4,941       $   (892)
Income tax (expense) benefit (1)                      $      55           (224)         (1,469)           353
                                                   --------------- --------------- -------------- -----------------
Income (loss) from discontinued operations,
net of tax, excluding gain on sale                          (80)           388           3,472           (539)
Gain on sale of discontinued operations,  net
of tax (2)                                                   96              -          46,352              -
                                                   --------------- --------------- -------------- -----------------
Net income (loss) from discontinued operations        $      16       $    388       $  49,824       $   (539)
                                                   =============== =============== ============== =================

(1) Excludes transaction costs and related income tax impact, which are included in the gain on sale of discontinued operations.
(2) Gain on sale of discontinued operations is reported net of transaction costs of $14 million and net of income taxes of $32 million.

(P)  RELATED PARTY TRANSACTIONS

Arnold L. Chase, a Director of UIL Holdings since June 28, 1999, holds a beneficial interest in the building known as 157 Church Street, where UI leases office space for its corporate headquarters. UI's lease payments for this office space for the nine months ended September 30, 2004 and 2003 totaled $7.1 million and $6.5 million, respectively and for the three months ended September 30, 2004 and 2003 totaled $2.3 and $2.2, respectively.

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

In connection with certain of the acquisitions of Xcelecom, certain of Xcelecom's subsidiaries have entered into a number of related party lease arrangements for facilities with the former owners of companies acquired (or persons or entities related thereto), some of whom are current employees of Xcelecom. These lease agreements are for periods generally ranging from three to five years. Xcelecom's payments related to these lease arrangements totaled $1.1 million for the nine months ended September 30, 2004 and 2003, respectively, and $0.4 million for the three months ended September 30, 2004 and 2003, respectively.

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

                         THE UNITED ILLUMINATING COMPANY

UI is an electric transmission and distribution utility whose structure and operations are significantly affected by legislation and regulation. UI's rates and authorized return on equity are regulated by the Federal Energy Regulation Commission (FERC) and the Connecticut Department of Public Utility Control
(DPUC). Legislation and regulatory decisions implementing the legislation establish a framework for UI's operations. Primary factors affecting UI's financial results, in addition to legislation and regulation, are operational matters such as sales volume, major weather disturbances, ability to control expenses, and capital expenditures. UI expects significant growth in its capital investment in transmission, and has applied for siting approval to construct a major transmission line in southwest Connecticut.

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

REGULATION

In December 2003, the DPUC established UI's transitional standard offer rates that became effective January 1, 2004, in accordance with the 2003 Restructuring Legislation. During 2004, the DPUC has continued its implementation of other provisions of the 2003 Restructuring Legislation.

The DPUC's decision establishing the transitional standard offer rates determined that UI's rates complied in all respects with the 2003 Restructuring Legislation. The transitional standard offer rates increased the GSC charged to customers for generation services compared to the standard offer GSC, modified the CTA (for some retail rates), and provided for the collection of federally-mandated congestion costs. The GSC rate changes reflect an increase, compared to the 2003 GSC, in the cost of generation services and related market costs, as well as a reduction in the "adder" included in the GSC (charge in excess of expected cost). The GSC for the transitional standard offer is designed to collect all of the costs of procuring and providing transitional standard offer service. Distribution and transmission rates remain unchanged from the levels established in September 2002.

On February 18, 2004, the DPUC issued a final decision related to UI's request for recovery of increased pension and post-retirement benefits expenses. The decision approved, with DPUC-required modifications, a settlement agreement reached between UI and the Prosecutorial Division of the DPUC providing for the annual recovery by UI of an additional $5.2 million of expenses. The settlement also modified the earnings sharing mechanism from 50% to shareholders and 50% to customers, to 100% to customers, with the entire customer portion being utilized to reduce stranded costs. The settlement agreement also stipulated that UI would not file a rate case before January 1, 2005.

On April 2, 2004, the Office of Consumer Counsel (OCC) appealed the DPUC decision to the Connecticut Superior Court. In late April 2004, the DPUC, on its own motion, reopened the docket related to UI's recovery of increased pension costs, and on August 11, 2004 issued a final decision which reversed the February 18, 2004 decision. As a result of an October 2004 court order issued by the State Superior Court in the appeal of the February 18th decision, UI has ceased recovery of the increased pension and post-retirement benefits expenses effective June 24, 2004. In addition, the sharing mechanism for any UI earnings in excess of its authorized equity return of 10.45% has returned to 50% to customers and 50% to shareholders and there are no restrictions on UI's ability to file a rate case. In accordance with the DPUC decision and Superior Court enforcement order, UI recorded a pre-tax adjustment of approximately $0.1 million in the third quarter of 2004 to reverse recovery for increased pension and postretirement benefits expenses previously recorded for the period June 24, 2004 through June 30, 2004. On October 26, 2004, the OCC formally withdrew its appeal.

UI has taken substantial actions in 2003 and 2004 to mitigate the effect of these increased pension and postretirement benefits expenses and also to reduce the increases themselves through contributing $74 million in cash to the pension plan since the docket was initially reopened in November 2002. These actions, along with unanticipated sales growth, have allowed UI to mitigate the effect of the increased pension and postretirement expenses to date. Through June 24, 2004, UI had recovered approximately $1.8 million in accordance with the February 18, 2004 decision, which equates to approximately $0.08 per share, after-tax.

On June 23, 2004, the DPUC approved UI's request to amend its Purchased Power Adjustment Clause to allow UI to apply the clause to special contract customers. The DPUC also approved a Purchased Power Adjustment rate of $0.00264 per kWh to be applied against special contract load to reflect the increased cost to serve these customers. This will allow UI to recover changes in the cost to procure energy as it relates to special contract customers through the GSC. The decision does not explicitly order the accounting for the increased costs of $0.8 million related to UI's special contract customers for the period from January 1, 2004 through June 22, 2004 (the day before the effective date of the final decision). The actual costs for that period to procure power for UI's special contracts will flow through the annual CTA/SBC Reconciliation filing for 2004. The 1998 and 2003 restructuring legislation (PA 98-28 and PA 03-135, as amended in part by PA 03-221) provides that the distribution company is entitled to recover its full cost of procuring power for customers who do not choose an alternate supplier.

On October 25, 2004, UI filed a request with the DPUC seeking to reopen the regulatory docket in which the non-bypassable Federally Mandated Congestion Costs (NBFMCC) charge was established by the DPUC. The NBFMCC charge relates to "congestion costs" associated with not having adequate transmission infrastructure to move energy into the state from outside the state. Because the purpose of the NBFMCC charge is for the electric distribution company to recover its actual NBFMCC costs on a pass-through basis, the DPUC decision provided for a true-up of NBFMCC costs and revenues on a semi-annual basis and an adjustment of the associated amounts deferred for future recovery. The charge established for 2004 was based upon estimates that were made in 2003, and reflects estimated NBFMCC lower than have actually been incurred. UI's filing proposes to increase the NBFMCC charge from $0.001652 per kWh to $0.008251 per kWh, effective November 1, 2004. This will enable UI to recover both the forecasted ongoing NBFMCC costs and the deficit that has resulted from the current charge being below the incurred costs. UI's proposal would collect the accumulated deficit over the November 2004 - June 2005 time period.

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

UI's CTA collection recovers costs that have been reasonably incurred, or will be incurred, to meet its public service obligations and that will likely not otherwise be recoverable in a competitive market. These "stranded costs" include above-market long-term purchased power contract obligations, regulatory asset recovery and above-market investments in power plants. Subject to future regulatory changes to the CTA rate, significant load growth, or to the level of amortization, CTA revenues are expected to remain relatively constant, with amortization increasing over time as the earnings trend downward due to the decreasing rate base. A significant amount of UI's earnings is generated by the authorized return on the equity portion of as yet unamortized stranded costs in the CTA rate base. The CTA rate base earns exactly that return, no more and no less, by adjustments made to amortization expense in each period. UI's earnings per share attributable to CTA for the nine months ended September 30, 2004 and 2003 were $0.71 and $0.76, respectively. A significant portion of UI's cash flow from operations is also generated from those earnings and from the recovery of the CTA rate base. Cash flow from operations related to CTA for the nine months ended September 30, 2004 and 2003 amounted to $19.9 million and $29.1 million, respectively. CTA rate base has declined from year to year for a number of reasons, including: amortization of stranded costs, the sale of the nuclear units, and adjustments made through the annual DPUC review process. The original rate base component of stranded costs, as of January 1, 2000, was $433 million. It has since declined to $413 million at year-end 2000, $373 million at year-end 2001, $303 million at year-end 2002, $279 million at year-end 2003 and $273 million as of September 30, 2004. In July 2004, the DPUC issued a final decision approving the year-end 2003 CTA rate base component of stranded costs. During July 2003, the DPUC issued an order requiring that the reduction of CTA rate base utilizing excess GSC revenues be discontinued pursuant to the 2003 Restructuring Legislation. UI's CTA earnings will decrease while, based on UI's current projections, cash flow will remain fairly constant until stranded costs are fully amortized. Stranded costs are expected to be fully amortized between 2013 and 2015, depending primarily upon the DPUC's future decisions which could affect future rates of stranded cost amortization.

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

On October 22, 2003, UI entered into an agreement with PSEG Energy Resources & Trade LLC (PSEG) for the supply of all of UI's transitional standard offer generation service needs, excluding requirements for special contract customers, from January 1, 2004 through December 31, 2006, the end of the transitional standard offer period. UI continues to purchase generation services pursuant to a December 28, 2001 agreement with Dominion Energy Marketing (Dominion) to supply special contract customers through December 31, 2008. While purchased power expenses are a pass-through expense in terms of the regulatory methodology which facilitates how customers fund these costs (collected from customers in the GSC and as federally mandated congestion costs), UI is a principal in its relationships with these suppliers, and is the primary obligor in these arrangements. The contract with PSEG contains numerous financial assurances, including a guaranty from PSEG's parent company, PSEG Power, various credit requirements including maintaining a minimum Moody's credit rating of Baa3 or equivalent, and a letter of credit to secure performance through the initial stages of the contract. UI is also required to maintain a minimum credit rating of Baa3 or equivalent. UI's current Moody's credit rating is Baa2, which is one level above the required minimum.

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

UI, together with The Connecticut Light and Power Company (CL&P), has filed with the Connecticut Siting Council (CSC) an application for a Certificate of Environmental Compatibility and Public Need to construct a 345-kiloVolt transmission line from Middletown, Connecticut to Norwalk, Connecticut. This project is necessary to improve the reliability of the transmission system in southwest Connecticut. The two companies are working together for permitting, and will each construct, own and operate its respective portion of the transmission line and related facilities. UI will construct, own, and operate transmission and substation facilities comprising approximately 20% of the total project. UI's current estimate for its share of the project cost is approximately $112 million (excluding allowance for funds used during construction). The CSC has requested, and UI and CL&P have granted, a six month extension of the date for the final decision to April 2005. Based on the original projected schedule of construction, and barring any delays in approval by the CSC, the project would be completed by the end of 2007, although a decision closer to the end of the extension period could delay the project completion into 2008. Other governmental permitting, together with approvals from ISO-New England, will be required for the project. The total project cost and timing of completion could change depending on final CSC decision specifications and timing and other permit requirements. UI's costs for the project are expected to be included in and recovered through transmission rates under FERC jurisdiction.

UI is dependent on the knowledge, training and abilities of its workforce. Retaining key employees and maintaining the ability to attract new employees are important to both UI's operational and financial performance. A significant portion of UI's workforce, including many workers with specialized skills maintaining and servicing the electrical infrastructure, will be eligible to retire over the next five years. Such highly skilled individuals cannot be quickly replaced due to the technically complex work they perform and the time it takes to hire and train replacements. The inability to retain or replace these employees could have an adverse effect on UI's financial condition and results of operations. In recognition of this situation, UI has several recruiting and training initiatives underway to mitigate the expected future attrition and maintain the skill sets required to service customers.

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

More than half of Xcelecom's business involves the installation of electrical, mechanical and integrated network information systems in newly constructed and renovated buildings and plants. Downturns in levels of construction starts and business spending can have a material adverse effect on Xcelecom's business, financial condition and results of operations. In addition, Xcelecom's business is subject to seasonal variations in operations and demand that affect the construction business, particularly in new construction. Quarterly results may also be affected by regional economic conditions. Accordingly, Xcelecom's performance in any particular quarter may not be indicative of the results that can be expected for any other quarter or for the entire year. The competitive bidding process for new business contracts normally intensifies during economic downturns, leading to lower profit margins and an increased potential for project cost overruns or losses. One of Xcelecom's subsidiaries serves the region affected by the recent hurricanes in the Southeast. As a result of the hurricane damage in the region, certain projects have been delayed due to the necessity for commercial and residential repair work. The near and long-term impact of the hurricane damage on this market will not be known for some time.

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

Hazards related to Xcelecom's industry include, but are not limited to, electrocutions, fires, mechanical failures, and transportation accidents. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment, and may result in suspension of operations. Xcelecom's third-party insurance is subject to large deductibles for which reserves are established. Accordingly, Xcelecom self-insures for exposure related to insurance deductibles. Xcelecom believes its insurance and provisions for self-insurance of deductibles are adequate to cover reasonably foreseeable losses and liabilities. Losses impacting self-insurance provisions or exceeding insurance limits could impact Xcelecom's operating results. One of Xcelecom's subsidiaries has been affected by the recent hurricanes in Florida and expects full recovery from insurance policies for physical premises damage and is pursuing claims for business interruption.

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

The computer technology industry in general has begun to see the start of an improving business environment in the United States. Xcelecom's systems integration business generally experiences the positive effects of an economic rebound prior to Xcelecom's other lines of business. Xcelecom sales can be dependent on demand for specific technology categories offered through particular vendor partners, and any change in demand for, or supply of, such technology or change in relationships with such partners, could have a material adverse effect on Xcelecom's sales if it fails to react in a timely manner to such changes or manage such relationships. One crucial measure of performance, gross profit as a percentage of net sales, can fluctuate due to numerous factors, including changes in prices from suppliers, reductions in the amount of supplier reimbursements that are made available, changes in customer mix, the relative mix of products sold during the period, general competitive conditions, the availability of opportunistic purchases and opportunities to increase market share. In addition, expense levels, including the costs and salaries incurred in connection with the hiring of sales and technical services personnel, are based, in part, on anticipated sales. Therefore, Xcelecom may not be able to reduce spending in a timely manner to compensate for any unexpected sales or margin shortfalls. As a result, comparisons of Xcelecom's quarterly financial results should not be relied upon as an indication of future performance.

COST DRIVERS

As a service business, Xcelecom's cost structure is highly variable. Primary costs include labor, materials and insurance. Approximately 50% of costs are derived from labor and related expenses. For the nine months ended September 30, 2004 and 2003, labor-related expenses totaled $122 million and $113.4 million, respectively.

Approximately 34% of Xcelecom's costs incurred are for materials installed on projects and equipment and other products sold to customers. This component of the expense structure is variable based on the demand for services. Costs are generally incurred for materials once work begins on a project or a customer order is received. Materials are ordered when needed, shipped directly to the jobsite or customer facility, and installed within 30 days. Materials consist of commodity-based items such as conduit, pipe, data cabling, wire and fuses as well as specialty items such as fixtures, switchgear, switches and routers, servers and control panels. For the nine months ended September 30, 2004 and 2003, material and equipment expenses totaled $83.6 million and $72.3 million, respectively.

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

                        UNITED CAPITAL INVESTMENTS, INC.

UCI has a 25% interest in Cross-Sound Cable Company, LLC (Cross-Sound), which owns and operates a 330-megawatt transmission line (cable) connecting Connecticut and Long Island under the Long Island Sound. In January 2002, the CSC granted a certificate of environmental compatibility and public need to construct the cable. In the spring of 2002 the cable was installed, and after installation it was determined that several sections of the cable in New Haven Harbor were not buried to the depths required by the permits issued. The authorized depth was not achieved due to the obstruction of rock ledge, sediment and other more movable types of obstruction.

In June 2003 Cross-Sound submitted a request for a certificate of permission to modify the existing permit and filed a new permit application with the Connecticut Department of Environmental Protection (CDEP) seeking to operate the cable as installed in its current location through December 31, 2007. Also in June 2003, a Connecticut legislative moratorium on installing new gas and utility lines across Long Island Sound was enacted, which precluded the CDEP from considering applications related to submarine cables under Long Island Sound for a year, until June 2004.

The federal Department of Energy (DOE) issued an Emergency Order following the August 2003 blackout that affected the Northeast region of the United States allowing immediate operation of the Cross-Sound cable, and subsequently issued a new Order for the cable to operate until all of the appropriate actions that should be taken to prevent future power outages in the region have been identified and implemented. The cable operated pursuant to the Emergency Order until it was terminated in May 2004. The cable then ceased operations for approximately seven weeks.

In June 2004, legislation was signed into law extending the moratorium for another year to early June 2005. This legislation also allowed for a waiver of the moratorium by means of an applicant receiving unanimous approval from certain specified legislative and regulatory officials. In June 2004, Cross-Sound obtained a waiver of the Connecticut moratorium by means of a settlement agreement that was executed by Cross-Sound, the CDEP, the DPUC, Long Island Power Authority, Long Island Lighting Company d/b/a LIPA (LILCO/LIPA), and Northeast Utilities Service Company, as agent for The Connecticut Light and Power Company (CL&P). This allowed immediate commercial operation of the cable. Continuation of commercial operation is contingent upon the satisfaction of certain conditions in the settlement agreement which include: (1) Cross-Sound coming into compliance with permit conditions as directed by the CDEP; (2) LILCO/LIPA and CL&P reaching an agreement by October 1, 2004 for the replacement of an existing transmission line (the "1385 line" which is otherwise unrelated to the Cross-Sound cable) and implementing such replacement on a schedule approved by the CDEP; and (3) Cross-Sound, CL&P and LILCO/LIPA committing a collective amount of $6 million, of which Cross-Sound's commitment is $2 million, to a research and restoration fund for the Long Island Sound to be administered jointly by the States of New York and Connecticut.

On June 25, 2004, Cross-Sound submitted a request for a certificate of permission to the CDEP in which it sought permission to change its methods of burying the cable so as to fully achieve the currently required burial depth. The CDEP approved the request, and on June 28, 2004, the Cross-Sound cable began transmitting power in accordance with the settlement agreement.

Cross-Sound is working to satisfy the provisions of the agreement for which it is responsible. Specifically, in October 2004 remediation work began in the federal navigation channel in New Haven Harbor to bring the Cross-Sound cable into compliance with the permit conditions set forth by the CDEP. The remediation required consists of achieving the originally required burial depth in those areas deemed as "soft spots," meaning the obstructions which originally prevented achievement of such depth can generally be removed without the use of techniques such as blasting. The cost of this remediation is currently estimated at $1.5 million and is within the estimated final cost of the project. The Cross-Sound cable is being brought off-line for approximately 12 hours each day, to allow for remediation activities. The remediation work is expected to be completed during the fourth quarter of 2004. The permit conditions do not require the original burial depth to be achieved in those areas where rock ledge obstruction prevented meeting the original burial depth until such time, if any, that the United States Army Corp of Engineers is authorized to deepen the federal navigation channel in the New Haven Harbor.

During the third quarter of 2004, CL&P and LILCO/LIPA reached the necessary agreements, as required by the settlement agreement, for the replacement of the existing 1385 line. Such agreements included a schedule for implementation which has been approved by the CDEP.

In late September 2004, Cross-Sound funded its $2 million commitment to the research and restoration fund for the Long Island Sound, as required by the settlement agreement. CL&P has also funded its $2 million commitment, and LILCO/LIPA has received approval from its Board of Trustees to fund its $2 million commitment.

UCI's 25% share of the actual project cost for the Cross-Sound cable was $34.3 million as of September 30, 2004. UCI has provided an equity contribution of $10 million to Cross-Sound and UIL Holdings loaned $24.6 million, including capitalized interest, to Cross-Sound. In addition, two guarantees totaling $3.8 million, in support of Hydro-Quebec's guarantees to third parties in connection with the construction of the project, have been provided (see "Notes to the Consolidated Financial Statements - Note (J), Commitments and Contingencies - Cross-Sound Cable Company, LLC," for further discussion of these guarantees).

Upon satisfaction of all provisions of the settlement agreement for which Cross-Sound is responsible, the loan from UIL Holdings is expected to be refinanced with external project financing. UCI will be responsible for 25% of any additional cost of project completion over the estimated amount.

In connection with the settlement agreement, the existing contract Cross-Sound has with the Long Island Power Authority for the entire capacity of the transmission line is being reviewed and negotiations are taking place to increase the overall term of the agreement from 20 years to 28 years by means of adding an initial three year period at the current reduced rates, and an additional five years to the end of the contract term, at full rates.

UCI's investments in the venture funds in which it holds equity interests were viewed as an opportunity to earn reasonable returns and promote local economic development. Due to the nature of its investments and market conditions, the value of the Zero Stage VI fund has decreased substantially since the end of 2000. In fact, the liabilities of the fund are currently in excess of the market value of its assets, and as such, UCI wrote down its investment in Zero Stage VI to zero in the first quarter of 2004. In July 2004, UCI funded its remaining capital commitment of $0.5 million to Zero Stage VII. There has been no material change since December 31, 2003 in the value of the Ironbridge Mezzanine fund, which is the other venture fund in which UCI holds an equity interest.

                         UNITED BRIDGEPORT ENERGY, INC.

UBE holds a 33 1/3% ownership interest in Bridgeport Energy LLC (BE), the owner of a gas-fired 520 MW merchant wholesale electric generating facility located in Bridgeport, Connecticut. The principal factors which affect the financial condition of UBE are natural gas prices, Connecticut energy prices, maintenance costs and installed capability (ICAP) revenues. As UBE holds a minority interest in BE, there are additional risk factors associated with the activities of the majority owner, an affiliate of Duke Energy.

Results at UBE continue to be hampered by high natural gas prices that drive down both margins and sales volumes at BE. Although natural gas prices have remained at elevated levels in recent years, DOE Annual Energy Outlook projections show improving conditions in the future. Based on these projections, no conditions were noted to give rise to an impairment with respect to the current $77.7 million carrying value of UBE's investment in BE. UBE will continue to monitor its investment in BE for recoverability, as changes in the projections considered could have a negative impact on the carrying value of the investment in the future.

Although routine maintenance is performed on the plant on a regular basis, from time to time the plant must be brought offline for a major overhaul. The next major overhaul is planned for 2005. Under an existing maintenance contract, the plant has begun incurring some of these costs, and they are being accrued until the outage occurs. BE has sufficient cash to fund these costs in 2004, however, based on the current 2004 earnings estimate, BE will require additional capital from the owners to cover the additional costs in 2005 when the outage occurs. Based on current projections, UBE's additional capital requirements could be as great as $7 million. Under the terms of the BE LLC agreement, if UBE does not meet a capital call the sole recourse of the other owner, is the right, but not the obligation, to fund the capital for UBE and to adjust each entity's ownership interest in BE accordingly.

The ICAP market is designed to offer an incentive to developers to build adequate generating capacity. BE receives ICAP revenues from energy marketers based on the plant's installed capacity. The plant began initial operation with a multi-year contract for ICAP. Since the contract ended in 2002, BE has only been able to sell its ICAP in the forward month market at a much lower price, reducing ICAP revenues by approximately 75% to 85%. The FERC has directed ISO-NE to develop a Locational ICAP Market, with the intent to provide higher capacity payments to generators within designated congestion areas. The FERC has delayed the decision on Locational ICAP until January 2006 to allow more time to study the issue. The full impact that Locational ICAP will have is not known at this time.

The majority owner of BE, an affiliate of Duke Energy, has a 60% interest in Duke Energy Trading and Marketing (DETM) which is a joint venture with Exxon Mobil Corporation. BE has an agreement through August 2018 with DETM that gives DETM the right to deliver natural gas to the facility and market all the electricity generated by the facility. DETM reimburses BE under a formula based on the difference between gas costs and electric prices. In early January 2004, Duke Energy announced it plans to wind down DETM as part of a plan to restructure its merchant energy business. UBE is currently in negotiations with Duke Energy and DETM to restructure the DETM agreement to more accurately reflect the current energy market. UBE does not anticipate at this time that these plans, or the potential changes to the DETM agreement, will have a negative impact on the operations of BE.

As the majority owner of BE, Duke Energy's affiliate is responsible for the daily operations and administration of the plant, including all accounting and financial reporting functions of BE. As a minority interest owner, UBE relies on the financial reports provided by BE to record its appropriate share of income or losses of BE. During 2004, results at BE have been negatively impacted by a number of accounting adjustments related to prior years. The impact of these adjustments on UBE's results for the nine months ended September 30, 2004 was $0.4 million. In the third quarter of 2004 Duke Energy paid UBE $0.3 million to reimburse UBE for the impact of an adjustment related to property taxes which dated back to a period in which UBE was only a 4% owner of BE. The completion of the annual independent audit of BE's 2003 financial statements is still pending and there could be additional adjustments as a result of the audit.

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

Moody's Investors Service (Moody's) downgraded UIL Holdings' Issuer Rating from Baa2 to Baa3 in September 2004. Moody's also downgraded UI's Issuer Rating and senior unsecured debt rating from Baa1 to Baa2. In the first quarter of 2004, Moody's had downgraded UIL Holdings' Issuer Rating from Baa1 to Baa2 and had also downgraded UI's Issuer Rating and senior unsecured debt rating from A3 to Baa1. Moody's has stated that the outlook for the ratings of both UIL Holdings and UI is stable. The financial impact of this action is minimal. Other than the re-pricing of $27.5 million of pollution control revenue bonds on February 1, 2005, neither UIL Holdings nor UI expect to issue or refinance any long-term debt prior to December 2007.

The amount of UIL Holdings' quarterly per share cash dividend in 2004 is expected to be equal to the cash dividend of $0.72 per share paid in each quarter of 2003. UIL Corporate will continue to be entirely dependent on dividends from its subsidiaries and from external borrowings to provide the cash necessary for debt service, to pay administrative costs, to meet other contractual obligations that cannot be met by the non-utility subsidiaries, and to pay common stock dividends to UIL Holdings' shareholders. As UIL Corporate's sources of cash are limited to dividends from its subsidiaries and external borrowings, the ability to maintain future cash dividends at the level currently paid to shareholders will be dependent upon 1) growth in the earnings of UI, 2) the ability of Xcelecom and UIL Holdings' minority interest investments to begin providing dividends to UIL Corporate, or 3) a reduction in the number of shares outstanding. In order to achieve long-term growth in earnings, UI will need to increase its rate base through capital investments, as without substantial additions to the rate base, UI's earnings would gradually decline over time due to the amortization of the CTA rate base. UIL Holdings' current strategy for Xcelecom and the minority interest investments calls for those entities to be largely cash self-sufficient going forward. However, the ability of these entities, particularly the minority interest investments, to improve earnings, cash flow, and their ability to dividend cash to UIL Corporate without causing harm to their own operations or financial conditions cannot be assured. UIL Holdings does not expect to receive dividends from Xcelecom or its minority interest investments in 2004. See the "Major Influences on Financial Condition" section of this Item 2 for more information.

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

At September 30, 2004, UIL Holdings had $34 million of unrestricted cash and temporary cash investments. This represents an increase of $5.4 million from the corresponding balance at December 31, 2003. The components of this increase, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:
                                                              (In Millions)
                                                              -------------

  Balance, December 31, 2003                                      $28.6
                                                              --------------

  Net cash provided by operating activities of
      continuing operations                                        54.8

  Net cash provided by (used in) investing activities
      of continuing operations:
    - Acquisition of Electric System Work Center facility         (16.2)
    - Cash invested in plant                                      (21.5)
    - Changes in restricted cash (1)                                1.2
    - Deferred payments in prior acquisitions                      (2.1)
    - Loan to Cross-Sound Cable Project                            (0.6)
                                                               --------------
                                                                  (39.2)

  Net cash (used in) financing activities of continuing operations:
    -   Financing activities, excluding dividend payments         (59.9)
    -   Dividend payments                                         (31.0)
                                                               --------------
                                                                  (90.9)

  Net cash provided by discontinued operations                     80.7


           Net Change in Cash                                       5.4
                                                               --------------

  Balance, September 30, 2004                                     $34.0
                                                               ==============
(1) As of September 30, 2004, UIL Holdings had $0.2 million in restricted cash related to future debt payments of Xcelecom.

The net change in UIL Holdings' unrestricted cash position at September 30, 2004, as compared to December 31, 2003, was due to a combination of cash provided by operating activities of continuing operations, as well as the proceeds provided by discontinued operations due to the completion of the sale of APS in June 2004. Cash provided by operating activities of continuing operations was driven mainly by the utility business and was sufficient to cover the payment of UIL Holdings' quarterly dividends amounting to $31 million, funding of $18.6 million to the UI pension and post-retirement plans, and various investing activities, including UI's purchase of the Electric System Work Center facility for $16.2 million in January 2004. Cash provided by discontinued operations was primarily due to $112 million of proceeds received for the sale of APS, which was utilized to payoff $65 million in short-term borrowings, to pay for $14 million of costs associated with the sale of APS and to fund the $23.8 million portion of the estimated income tax payments made in September 2004 related to the gain on the sale of APS. In the event that UIL Holdings were to incur capital losses during the next three years that could not be offset with current period capital gains, such losses could be carried back to 2004 for income tax purposes and applied against the APS capital gain. This scenario would result in UIL Holdings receiving a refund of 2004 income taxes paid. Based on the level of the current cash balance and projected cash requirements, UIL Holdings' projected short-term borrowings (if any) are not expected to be significant through the end of 2004.

                     CONTRACTUAL AND CONTINGENT OBLIGATIONS
At September 30, 2004 there was no material change in UIL Holdings' and its subsidiaries contractual and contingent obligations from those reported in UIL Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

                          CRITICAL ACCOUNTING POLICIES

UIL Holdings' Consolidated Financial Statements are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. UIL Holdings believes that investors need to be aware of these policies and how they impact UIL Holdings' financial reporting to gain a more complete understanding of UIL Holdings' Consolidated Financial Statements as a whole, as well as management's related discussion and analysis presented herein. While UIL Holdings believes that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in UIL Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 2003 are those that depend most heavily on these judgments and estimates. At September 30, 2004, there have been no material changes to any of the Critical Accounting Policies contained therein, with the exception of UI's calculation of unbilled revenue as described below:

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

                              RESULTS OF OPERATIONS

THIRD QUARTER 2004 VS. THIRD QUARTER 2003
-----------------------------------------

UIL HOLDINGS CORPORATION RESULTS OF OPERATIONS:  THIRD QUARTER 2004 VS.
-----------------------------------------------------------------------
THIRD QUARTER 2003
------------------

UIL Holdings' earnings from continuing operations for the third quarter of 2004 decreased by $0.3 million, or $0.03 per share, compared to the third quarter of 2003. Net income from discontinued operations, decreased by $0.4 million, or $0.03 per share, in the third quarter of 2004 as compared to the same period of the prior year due to the the sale of APS in June 2004. Total earnings for the third quarter of 2004, including discontinued operations, decreased by $0.7 million, or $0.06 per share, from the same period of 2003.

Improved performance at Xcelecom and UCI was offset by poor performance at UBE. Results at UI benefited from an increase in kilowatt-hour consumption, excluding the effects of weather, as compared to the same period of 2003, but was offset by the impact of the cooler summer in 2004 as compared to 2003 and higher uncollectible customer accounts.

The table below represents a comparison of UIL Holdings' Net Income and Earnings per Share (EPS) for the third quarter of 2004 and the third quarter of 2003.



                                                                                         2004 more (less) than 2003
                                                                                         ----------------------------
                                                   Quarter Ended      Quarter Ended
                                                    September 30,      September 30,
                                                        2004                2003             Amount         Percent
------------------------------------------------- ------------------ ------------------ ---------------- ------------
NET INCOME (IN MILLIONS EXCEPT PERCENTS AND PER
SHARE AMOUNTS)
   UI                                                    $17.6              $17.8              $(0.2)         (1)%
   Non-Utility                                            (1.3)              (1.2)              (0.1)         (8)%
                                                         ------             ------             ------
     TOTAL NET INCOME FROM CONTINUING
         OPERATIONS                                      $16.3              $16.6              $(0.3)         (2)%
   Discontinued Operations                                 0.0                0.4               (0.4)       (100)%
                                                         ------             ------             ------
     TOTAL NET INCOME                                    $16.3              $17.0              $(0.7)         (4)%
                                                         ======             ======             ======

EPS
   UI                                                    $1.23              $1.25             $(0.02)         (2)%
   Non-Utility                                           (0.10)             (0.09)             (0.01)        (11)%
                                                         ------             ------             ------
     TOTAL EPS FROM CONTINUING
         OPERATIONS - BASIC                              $1.13              $1.16             $(0.03)         (3)%
   Discontinued Operations                                0.00               0.03              (0.03)       (100)%
                                                         ------             ------             ------
     TOTAL EPS - BASIC                                   $1.13              $1.19             $(0.06)         (5)%
                                                         ======             ======             ======
     TOTAL EPS - DILUTED (NOTE A)                        $1.13              $1.19             $(0.06)         (5)%
                                                         ======             ======             ======


Note A: Reflecting the effect of unexercised dilutive stock options.

The following table presents a line-by-line breakdown of revenue and expenses from UIL Holdings' Consolidated Statement of Income by subsidiary, including comparisons between the third quarter of 2004 and the third quarter of 2003. Significant variances are explained in the discussion and analysis of individual subsidiary results that follow.


                                                               QUARTER ENDED     QUARTER ENDED    2004 MORE (LESS)
(IN MILLIONS)                                                  SEP. 30, 2004     SEP. 30, 2003       THAN 2003
-------------                                                  -------------     -------------       ---------
OPERATING REVENUES
UI from operations                                                $231.5             $194.9             $36.6
Xcelecom                                                            92.0               74.8              17.2
Minority Interest Investment & Other                                (0.1)               0.0              (0.1)
                                                                  ------             ------            ------
  TOTAL OPERATING REVENUES                                        $323.4             $269.7             $53.7
                                                                  ======             ======            ======

FUEL AND ENERGY EXPENSES - UI                                     $119.7              $77.4             $42.3
                                                                  ======             ======            ======

OPERATION AND MAINTENANCE EXPENSES
UI                                                                 $48.1              $48.5             $(0.4)
Xcelecom                                                            89.3               73.3              16.0
Minority Interest Investment & Other                                 1.2                0.8               0.4
                                                                  ------             ------            ------
  TOTAL OPERATION AND MAINTENANCE EXPENSES                        $138.6             $122.6             $16.0
                                                                  ======             ======            ======

DEPRECIATION AND AMORTIZATION EXPENSES
UI                                                                  $7.2               $7.3             $(0.1)
Xcelecom                                                             1.0                0.9               0.1
                                                                  ------             ------            ------
       Subtotal depreciation                                         8.2                8.2               0.0
Amortization of regulatory assets (UI)                               9.7               13.6              (3.9)
Amortization Xcelecom                                                0.3                0.3               0.0
                                                                  ------             ------            ------
  TOTAL DEPRECIATION AND AMORTIZATION EXPENSES                     $18.2              $22.1             $(3.9)
                                                                  ======             ======            ======

TAXES - OTHER THAN INCOME TAXES
UI - State gross earnings tax                                       $7.4               $7.8             $(0.4)
UI - other                                                           3.7                3.1               0.6
Xcelecom                                                             0.4                0.4               0.0
                                                                  ------             ------            ------
  TOTAL TAXES - OTHER THAN INCOME TAXES                            $11.5              $11.3              $0.2
                                                                  ======             ======            ======



                                                               QUARTER ENDED     QUARTER ENDED    2004 MORE (LESS)
(IN MILLIONS)                                                  SEP. 30, 2004     SEP. 30, 2003        THAN 2003
-------------                                                  -------------     -------------        ---------
OTHER INCOME (DEDUCTIONS)
UI                                                                  $1.0              $1.1             $(0.1)
Xcelecom                                                             0.1               0.1               0.0
Minority Interest Investment & Other                                 0.0               0.8              (0.8)
                                                                  ------             ------            ------
  TOTAL OTHER INCOME (DEDUCTIONS)                                   $1.1              $2.0             $(0.9)
                                                                  ======             ======            ======

INTEREST CHARGES
UI                                                                  $2.3              $5.6             $(3.3)
UI - Amortization: debt expense, redemption premiums                 0.4               0.3               0.1
Xcelecom                                                             0.1               0.1               0.0
Minority Interest Investment & Other                                 1.8               1.9              (0.1)
                                                                  ------             ------            ------
   TOTAL INTEREST CHARGES                                           $4.6              $7.9             $(3.3)
                                                                  ======             ======            ======

INCOME TAXES
UI                                                                 $16.4             $14.6              $1.8
Xcelecom                                                             0.4               0.0               0.4
Minority Interest Investment & Other                                (1.1)             (0.8)             (0.3)
                                                                  ------             ------            ------
  TOTAL INCOME TAXES                                               $15.7             $13.8              $1.9
                                                                  ======             ======            ======

NET INCOME
UI                                                                 $17.6             $17.8             $(0.2)
Xcelecom                                                             0.6              (0.1)              0.7
Minority Interest Investment & Other                                (1.9)             (1.1)             (0.8)
                                                                  ------             ------            ------
  SUBTOTAL NET INCOME FROM CONTINUING OPERATIONS                    16.3              16.6              (0.3)
Discontinued Operations                                              0.0               0.4              (0.4)
                                                                  ------             ------            ------
  TOTAL NET INCOME                                                 $16.3             $17.0             $(0.7)
                                                                  ======             ======            ======


THE UNITED ILLUMINATING COMPANY RESULTS OF OPERATIONS:  THIRD QUARTER OF 2004
-----------------------------------------------------------------------------
VS. THIRD QUARTER OF 2003
-------------------------

                                                                                         2004 more (less) than 2003
                                                                                         ----------------------------
                                                    Quarter Ended     Quarter Ended
                                                     September 30,     September 30,
                                                         2004              2003              Amount         Percent
-------------------------------------------------- ----------------- ------------------ ---------------- ------------
EPS FROM OPERATIONS
   Total UI - basic                                       $1.23             $1.25            $(0.02)          (2)%
                                                         ======             ======            ======
   Total UI - diluted (Note A)                            $1.23             $1.25            $(0.02)          (2)%
                                                         ======             ======            ======

RETAIL SALES*                                             1,621             1,617                 4            -
WEATHER IMPACT* (NOTE B)                                    (11)              (50)               39            3%
-------------------------------------------------- ----------------- ------------------ ---------------- ------------
RETAIL SALES - NORMALIZED*                                1,610             1,567                43            3%
-------------------------------------------------- ----------------- ------------------ ---------------- ------------

* Millions of kilowatt-hours
Note A: Reflecting the effect of unexercised dilutive stock options. Note B: Percentage change reflects the impact to total retail sales.

UI's net income was $17.6 million, or $1.23 per share, in the third quarter of 2004, compared to $17.8 million, or $1.25 per share, in the third quarter of 2003. UI's third quarter results were positively impacted by economic growth and unanticipated increased kilowatt-hour volume consumption, excluding the effects of weather, as compared to the same period of 2003. UI also benefited from lower interest charges in the third quarter of 2004, as compared to the third quarter of 2003, due to the refinancing of certain debt issues late in 2003 at lower interest rates and the reversal of certain reserves following the resolution of prior year Internal Revenue Service audits. The favorable impact of economic growth during the quarter was mitigated by the relatively cool summer in 2004 compared to 2003, largely offsetting the kilowatt-hour growth compared to the same period in 2003.

Overall UI's revenue increased by $36.6 million, from $194.9 million in the third quarter of 2003, to $231.5 million in the third quarter of 2004. Retail revenue increased $29.2 million due mainly to the impact of an average 9.9% price increase effective January 1, 2004 resulting from the transitional standard offer final decision (see "Major Influences on Financial Condition - The United Illuminating Company - Regulation," for further discussion). The price increase allowed UI to collect certain federally mandated charges from customers to offset higher costs of procuring energy (see fuel and energy expense discussion below). Economic growth in the third quarter of 2004 resulted in increased kilowatt-hour volume of approximately 3% as compared to the prior year, although this increase was largely offset by the effects of the relatively cool summer in 2004, as compared to 2003. Wholesale revenue decreased by $0.3 million, as compared to the third quarter of 2003. Other revenues increased $7.7 million as compared to the third quarter of 2003. This was primarily due to a reclassification of $8.2 million from retail to other revenue representing net activity reducing the GSC "bank" for the year as such revenues do not relate to actual retail sales of kilowatt-hours during the period and are more properly reported as other.

Retail fuel and energy expense increased by $42.0 million in the third quarter of 2004, compared to the same period of 2003. The increase was primarily due to increased supplier costs for transitional standard offer service. UI received electricity to satisfy its transitional standard offer retail customer service requirements through a fixed-price purchased power agreement. These costs are recovered through the GSC portion of UI's unbundled retail customer rates. UI's wholesale energy expense in the third quarter of 2004 increased by $0.3 million compared to the same period of 2003.

UI's operation and maintenance (O&M) expenses decreased by $0.4 million, from $48.5 million in the third quarter of 2003 to $48.1 million in the third quarter of 2004. The net decrease was primarily attributable to lower pension expense in the third quarter of 2004 as compared to the same period of 2003, as UI contributed $45 million to the qualified plan at the end of 2003 and received the favorable amortization of last year's actual asset performance above assumed. This was partially offset by higher uncollectible customer accounts and other employee benefit expenses. The increase in uncollectible customer accounts has been largely driven by higher customer bills due to kilowatt-hour consumption and rates, along with the difficulties many customers are facing in dealing with higher energy costs.

Amortization of regulatory assets decreased by $3.9 million in the third quarter 2004 compared to the same period of 2003. The primary reason for the reduction was due to a DPUC order in July 2003 requiring that the amortization of CTA rate base utilizing excess GSC revenues be discontinued. Pursuant to the DPUC final decision in the transitional standard offer proceedings, such excess GSC revenues are now "banked" and used primarily to offset monthly working capital differences between the cost of providing transitional standard offer service and the revenue collected from customers.

Interest charges decreased by $3.2 million in the third quarter of 2004, as compared to the same period of 2003, due to the refinancing of certain UI debt issues late in 2003 at lower interest rates and the reversal of approximately $1.7 million of reserves due to the resolution of prior year Internal Revenue Service audits.

Other income was negatively impacted by the write-off of a net operating loss receivable from the State of New Hampshire of approximately $0.6 million in the third quarter of 2004.

NON-UTILITY RESULTS OF OPERATIONS:  THIRD QUARTER 2004 VS. THIRD QUARTER 2003
-----------------------------------------------------------------------------


                                                                                              2004 more (less) than 2003
                                                                                              ---------------------------
                                                          Quarter Ended       Quarter Ended
                                                          September 30,       September 30,
                                                              2004                2003             Amount       Percent
------------------------------------------------------ ------------------- ------------------ --------------- -----------
EPS
Operating Business
     Xcelecom                                                $0.04              $(0.01)             $0.05         500%

   Minority Interest Investments
     UBE                                                     (0.02)               0.04              (0.06)       (150)%
     UCI                                                      0.00               (0.03)              0.03         100%
                                                             ------              ------             ------
       Subtotal Minority Interest
       Investments                                           (0.02)               0.01              (0.03)       (300)%

   UIL Corporate (Note A)                                    (0.12)              (0.09)             (0.03)        (33)%
                                                             ------              ------             ------

       TOTAL NON-UTILITY EPS FROM CONTINUING
           OPERATIONS                                        (0.10)              (0.09)             (0.01)        (11)%
   Discontinued Operations                                    0.00                0.03              (0.03)       (100)%
                                                             ------              ------             ------
       TOTAL NON-UTILITY EPS - BASIC                        $(0.10)             $(0.06)            $(0.04)        (67)%
                                                             ======              ======             ======
       TOTAL NON-UTILITY EPS - DILUTED (NOTE B)             $(0.10)             $(0.06)            $(0.04)        (67)%
                                                             ======              ======             ======
------------------------------------------------------ ------------------- ------------------ --------------- -----------

Note A: Includes interest charges on intercompany debt and strategic and administrative costs of the non-utility holding company.
Note B: Reflecting the effect of unexercised dilutive stock options.

The consolidated non-utility businesses reported a loss from continuing operations, including unallocated holding company costs, of $1.3 million, or $0.10 per share, in the third quarter of 2004, a decrease of $0.1 million, or $0.01 per share, compared to the same period of 2003. The improved results at Xcelecom were attributable to performance of the electrical contracting business. Net income from discontinued operations, decreased by $0.4 million, or $0.03 per share, in the third quarter of 2004 from the third quarter 2003, as APS was sold in June 2004.

Operating revenue for the non-utility businesses increased by $17.1 million, or 23% compared to the third quarter of 2003. The increase in revenues was primarily from Xcelecom. Third quarter 2004 operating expenses for the non-utility businesses increased $16.5 million, or 22% from the same period of

2003, as expenses at Xcelecom rose due to the increase in business. Other income of $0.1 million in the third quarter of 2004 was $0.8 million, or 89% lower than the third quarter of 2003, as the favorable impact of income at UCI from Cross-Sound was offset by poor results at UBE due to the effect of high natural gas prices on the results of BE.

The results of each of the non-utility subsidiaries for the third quarter of 2004 and the third quarter of 2003, as presented below, reflect the allocation of debt costs from the parent based on a capital structure, including an equity component, and an interest rate deemed appropriate for that type of business. The capital structure for all of the non-utility subsidiaries is 100% equity as of January 1, 2004. In 2003 the capital structure of UBE was 70% debt. UIL Holdings absorbs interest charges on the equity portion of its investments in its subsidiaries to the extent those investments are financed with debt. UIL Holdings may incur other corporate level expenses necessary to manage its investments from time to time.

The following is a detailed explanation of the quarterly variances for each of UIL Holdings' non-utility businesses.

     NON-UTILITY BUSINESS

                                 XCELECOM, INC.

Xcelecom reported net income of $0.6 million, or $0.04 per share, in the third quarter of 2004, compared to a loss of $0.1 million, or $0.01 per share in the third quarter of 2003. The improvement in earnings from prior year was mainly due to an increase in sales among all regions of the electrical contracting business of $19 million. While the majority of Xcelecom's operating entities have been profitable, some operating entities are not meeting profit targets. Xcelecom has been able to reduce administrative costs by enhancing operating efficiencies. These increases were partially offset by lagging performance in Xcelecom's systems integration business.

Xcelecom's backlog of work to be completed as of September 30, 2004 amounted to $215.5 million, an increase of $87.7 million, or 69%, from the same period of 2003. While backlog has grown significantly, Xcelecom continues to experience pressure on gross margin. Additionally, the composition of this backlog is weighted towards larger projects, which have historically produced lower margins than smaller projects. On a project size basis, 17% of the backlog is attributable to projects with values of $0.5 million or less, 57% is attributable to projects with values between $0.5 million and $5 million, and 26% is attributable to projects with values in excess of $5 million. On a regional basis, 78% of this backlog is attributable to the Northeast, with the remaining 22% attributable to the mid-Atlantic and Southeast regions.

     MINORITY INTEREST INVESTMENTS

                         UNITED BRIDGEPORT ENERGY, INC.

UBE owns a 33 1/3% interest in Bridgeport Energy, LLC (BE). UBE lost $0.3 million, or $0.02 per share, in the third quarter of 2004, compared to earnings of $0.6 million, or $0.04 per share, in the third quarter of 2003. UBE results continue to be hampered by high natural gas prices and low energy prices in Connecticut, which continue to depress both margins and sales levels at BE. The relatively cooler summer in 2004, as compared to 2003, also had a negative impact on UBE's results for the third quarter of 2004. These factors were partially offset by the elimination of interest expenses in 2004 as a result of the restructuring of UIL Holdings' intercompany loan to UBE to 100% equity beginning in 2004. The improvements recognized at UBE related to this restructuring had no effect on overall UIL Holdings' results, as all intercompany transactions are eliminated in consolidation.

                        UNITED CAPITAL INVESTMENTS, INC.

UCI broke even in the third quarter of 2004, compared to a loss of $0.4 million, or $0.03 per share, in the third quarter of 2003. The improvement from prior year was mainly due to income from Cross-Sound of $0.2 million, after-tax, or $0.01 per share, and lower valuation losses of other minority interest investments. UCI received an ordinary course of business distribution of $0.1 from Zero Stage VII in the third quarter of 2004.

     UIL CORPORATE

UIL Holdings retains certain costs at the holding company level which are not allocated to the various non-utility subsidiaries. These costs generally include interest charges and strategic and other administrative costs. UIL Holdings' unallocated costs amounted to $1.6 million, after-tax, or $0.12 per share, in the third quarter of 2004, compared to $1.3 million, after-tax, or $0.09 per share, in 2003. The increased costs were mainly due to administrative expenses such as stock option expense and costs associated with complying with Sarbanes Oxley requirements. Unallocated costs at UIL Corporate were partially offset by interest income earned on the loan to Cross-Sound totaling $0.1 million after-tax, or $0.01 per share, for both the quarters ended September 30, 2004 and 2003, respectively. See the "Major Influences on Financial Condition - United Capital Investments" section of this Item 2 for more information regarding the loan to Cross-Sound.

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

Post-closing review procedures related to the sale of APS were completed during the third quarter of 2004 and the resulting adjustments net to an insignificant increase in the gain on the sale of APS. Net income from discontinued operations for the second quarter of 2003 was $0.4 million, or $0.03 per share.

FIRST NINE MONTHS 2004 VS. FIRST NINE MONTHS 2003
-------------------------------------------------

UIL HOLDINGS CORPORATION RESULTS OF OPERATIONS:  FIRST NINE MONTHS 2004
-----------------------------------------------------------------------
VS. FIRST NINE MONTHS 2003
--------------------------

UIL Holdings' earnings from continuing operations for the first nine months of 2004 increased by $5.4 million, or $0.35 per share, compared to the first nine months of 2003. Net income from discontinued operations, including the gain on the sale of APS, increased by $50.3 million, or $3.51 per share, in the first nine months of 2004 compared to the net loss of $0.5 million, or $0.04 per share, in the first nine months 2003. Total earnings for the first nine months of 2004, including discontinued operations, increased by $55.7 million, or $3.86 per share, from the same period of 2003.

The increase in earnings from continuing operations was mainly due to non-recurring gains at UI related to a change in accounting estimate adjustment to unbilled revenues, a settlement by ISO-NE related to a review of the allocation of New England Power Pool transmission revenues to member companies, the resolution of tax and other post-closing issues related to UI's sale of Seabrook Station, and the impact of final decisions by the DPUC regarding the disposition of proceeds from UI's investment in nuclear generating facilities. Results at UI also benefited from lower interest charges, the DPUC's decision allowing partial recovery of increased pension and postretirement benefits expenses from February 18, 2004 through June 24, 2004, and an increase in kilowatt-hour consumption as compared to the same period of 2003. Improved results from Xcelecom's electrical contracting business also contributed to the increase in earnings from the first nine months of 2003.

The table below represents a comparison of UIL Holdings' Net Income and Earnings per Share (EPS) for the first nine months of 2004 and the first nine months of 2003.



                                                                                        2004 more (less) than 2003
                                                                                        -----------------------------
                                                      Nine Months        Nine Months
                                                         Ended               Ended
                                                     September 30,       September 30,
                                                          2004                2003            Amount        Percent
------------------------------------------------- ------------------ ------------------ ---------------- ------------
NET INCOME (IN MILLIONS EXCEPT PERCENTS AND PER
SHARE AMOUNTS)
   UI                                                    $39.5              $34.4               $5.1          15%
   Non-Utility                                            (7.1)              (7.4)               0.3           4%
                                                         ------             ------             ------
     TOTAL NET INCOME FROM CONTINUING
         OPERATIONS                                      $32.4              $27.0               $5.4          20%
   Discontinued Operations                                49.8               (0.5)              50.3      10,060%
                                                         ------             ------             ------
     TOTAL NET INCOME                                    $82.2              $26.5              $55.7         210%
                                                         ======             ======             ======

EPS
   UI                                                    $2.75              $2.41              $0.34          14%
   Non-Utility                                           (0.50)             (0.51)              0.01           2%
                                                         ------             ------             ------
     TOTAL EPS FROM CONTINUING
         OPERATIONS - BASIC                              $2.25              $1.90              $0.35          18%
   Discontinued Operations                                3.47              (0.04)              3.51       8,775%
                                                         ------             ------             ------
     TOTAL EPS - BASIC                                   $5.72              $1.86              $3.86         208%
                                                         ======             ======             ======
     TOTAL EPS - DILUTED (NOTE A)                        $5.70              $1.86              $3.84         206%
                                                         ======             ======             ======


Note A: Reflecting the effect of unexercised dilutive stock options. Such dilution does not impact the earnings from continuing operations, but dilutes the 2004 earnings from discontinued operations by $0.02 per share.

The following table presents a line-by-line breakdown of revenue and expenses from UIL Holdings' Consolidated Statement of Income by subsidiary, including comparisons between the first nine months of 2004 and the first nine months of 2003. Significant variances are explained in the discussion and analysis of individual subsidiary results that follow.

                                                                NINE MONTHS       NINE MONTHS     2004 MORE (LESS)
                                                                   ENDED             ENDED
(IN MILLIONS)                                                  SEP. 30, 2004     SEP. 30, 2003       THAN 2003
-------------                                                  -------------     -------------       ---------
OPERATING REVENUES
UI from operations                                                $588.9             $516.3             $72.6
Xcelecom                                                           244.7              218.2              26.5
Minority Interest Investment & Other                                 0.0                0.1              (0.1)
                                                                  ------             ------             ------
  TOTAL OPERATING REVENUES                                        $833.6             $734.6             $99.0
                                                                  ======             ======             ======

FUEL AND ENERGY EXPENSES - UI                                     $289.0             $206.2             $82.8
                                                                  ======             ======             ======

OPERATION AND MAINTENANCE EXPENSES
UI                                                                $142.7             $135.8              $6.9
Xcelecom                                                           240.0              215.6              24.4
Minority Interest Investment & Other                                 3.7                2.7               1.0
                                                                  ------             ------             ------
  TOTAL OPERATION AND MAINTENANCE EXPENSES                        $386.4             $354.1             $32.3
                                                                  ======             ======             ======

DEPRECIATION AND AMORTIZATION EXPENSES
UI                                                                 $22.0              $21.1              $0.9
Xcelecom                                                             2.7                2.6               0.1
                                                                  ------             ------             ------
       Subtotal depreciation                                        24.7               23.7               1.0
Amortization of regulatory assets (UI)                              26.2               45.5             (19.3)
Amortization Xcelecom                                                0.9                1.0              (0.1)
                                                                  ------             ------             ------
  TOTAL DEPRECIATION AND AMORTIZATION EXPENSES                     $51.8              $70.2            $(18.4)
                                                                  ======             ======             ======

TAXES - OTHER THAN INCOME TAXES
UI - State gross earnings tax                                      $19.6              $20.3             $(0.7)
UI - other                                                          11.1               10.5               0.6
Xcelecom                                                             1.5                1.3               0.2
                                                                  ------             ------             ------
  TOTAL TAXES - OTHER THAN INCOME TAXES                            $32.2              $32.1              $0.1
                                                                  ======             ======             ======



                                                                NINE MONTHS       NINE MONTHS
                                                                   ENDED             ENDED        2004 MORE (LESS)
(IN MILLIONS)                                                  SEP. 30, 2004     SEP. 30, 2003        THAN 2003
-------------                                                  -------------     -------------        ---------
OTHER INCOME (DEDUCTIONS)
UI                                                                  $7.1              $4.2              $2.9
Xcelecom                                                             0.6               0.4               0.2
Minority Interest Investment & Other                                (3.8)             (2.4)             (1.4)
                                                                   ------            ------            ------
  TOTAL OTHER INCOME (DEDUCTIONS)                                   $3.9              $2.2              $1.7
                                                                   ======            ======            ======

INTEREST CHARGES
UI                                                                 $10.2             $16.4             $(6.2)
UI - Amortization: debt expense, redemption premiums                 1.1               0.6               0.5
Xcelecom                                                             0.4               0.4               0.0
Minority Interest Investment & Other                                 5.1               4.8               0.3
                                                                   ------            ------            ------
   TOTAL INTEREST CHARGES                                          $16.8             $22.2             $(5.4)
                                                                   ======            ======            ======

INCOME TAXES
UI                                                                 $34.6             $29.7              $4.9
Xcelecom                                                            (0.1)             (0.8)              0.7
Minority Interest Investment & Other                                (5.6)             (4.0)             (1.6)
                                                                   ------            ------            ------
  TOTAL INCOME TAXES                                               $28.9             $24.9              $4.0
                                                                   ======            ======            ======

NET INCOME
UI                                                                 $39.5             $34.4              $5.1
Xcelecom                                                            (0.1)             (1.5)              1.4
Minority Interest Investment & Other                                (7.0)             (5.9)             (1.1)
                                                                   ------            ------            ------
  SUBTOTAL NET INCOME FROM CONTINUING OPERATIONS                    32.4              27.0               5.4
Discontinued Operations                                             49.8              (0.5)             50.3
                                                                   ------            ------            ------
  TOTAL NET INCOME                                                 $82.2             $26.5             $55.7
                                                                   ======            ======            ======


THE UNITED ILLUMINATING COMPANY RESULTS OF OPERATIONS:  FIRST NINE MONTHS OF
----------------------------------------------------------------------------
2004 VS. FIRST NINE MONTHS OF 2003
----------------------------------

                                                                                         2004 more (less) than 2003
                                                                                        -----------------------------
                                                      Nine Months        Nine Months
                                                         Ended              Ended
                                                      September 30,      September 30,
                                                          2004               2003             Amount         Percent
-------------------------------------------------- ----------------- ------------------ ---------------- ------------
EPS FROM OPERATIONS
   Total UI - basic                                       $2.75             $2.41             $0.34           14%
                                                         ======            ======            ======
   Total UI - diluted (Note A)                            $2.75             $2.41             $0.34           14%
                                                         ======            ======            ======
-------------------------------------------------- ----------------- ------------------ ---------------- ------------
RETAIL SALES*                                             4,529             4,390               139            3%
UNBILLED ADJUSTMENT* (NOTE B)                               (46)                -               (46)          (1)%
LEAP YEAR ADJUSTMENT* (NOTE C)                              (16)                -               (16)           -
WEATHER IMPACT* (NOTE D)                                    (13)              (54)               41            1%
-------------------------------------------------- ----------------- ------------------ ---------------- ------------
RETAIL SALES - NORMALIZED*                                4,454             4,336               118            3%
-------------------------------------------------- ----------------- ------------------ ---------------- ------------

* Millions of kilowatt-hours
Note A: Reflecting the effect of unexercised dilutive stock options.
Note B: 46 million kilowatt-hour non-recurring adjustment associated with a change in accounting estimate to unbilled revenue recognized in the first quarter of 2004. Percentage change reflects impact to total retail sales.
Note C: 16 million kilowatt-hour adjustment to reflect the impact of leap year in 2004. Percentage change reflects impact to total retail sales.
Note D: Percentage change reflects impact to total retail sales.

UI's net income was $39.5 million, or $2.75 per share, in the first nine months of 2004, compared to $34.4 million, or $2.41 per share, in the first nine months of 2003. The results for the first nine months of 2004 were improved as compared to the same period in 2003 due to economic growth and an unanticipated increase in kilowatt-hour volume consumption. As indicated above in connection with third quarter results of operations, the benefits of this growth were mitigated by milder weather in 2004 as compared to the same period in 2003. The results of the first nine months of 2004 also benefited from various non-recurring gains attributable to (1) a change in the accounting estimate for unbilled revenues resulting from the implementation of a new integrated software package which provides a more precise estimate of unbilled revenue, $0.07 per share, (2) a settlement by ISO-NE related to a review of the allocation of New England Power Pool transmission revenues to member companies, $0.09 per share, and (3) the resolution of post-closing issues and DPUC decisions related to UI's sale of Seabrook Station, $0.08 per share. UI also benefited from lower interest charges for the first nine months of 2004 as compared to the first nine months of 2003, due to the refinancing of certain debt issues late in 2003 at lower interest rates and the reversal of reserves due to the resolution of prior year Internal Revenue Service audits. These favorable variances were partially offset by higher operating expenses and increases in uncollectible customer accounts over the comparable period in 2003.

Overall, UI's revenue increased by $72.6 million, from $516.3 million in the first nine months of 2003 to $588.9 million in the first nine months of 2004. Retail revenue increased $63.7 million due mainly to an overall increase in kilowatt-hour volume of 3%, along with the impact of an average 9.9% price increase effective January 1, 2004 resulting from the transitional standard offer final decision (see "Major Influences on Financial Condition - The United Illuminating Company - Regulation," for further discussion). The price increase allowed UI to collect certain federally mandated charges from customers to offset higher costs of procuring energy (see fuel and energy expense discussion below). Of the overall 3% increase in kilowatt-hour volume, approximately 1%, or 46 million kilowatt-hours, is attributable to the non-recurring adjustment associated with a change in accounting estimate to unbilled revenue recognized in the first quarter of 2004. The impact of weather as compared to the same period of 2003 was minimal. Wholesale revenue decreased by $0.9 million, as compared to the first nine months of 2003, due to lower market prices in the New England wholesale market. Other revenues increased $9.8 million as compared to the first nine months of 2003, primarily due to the settlement adjustment from ISO-NE and the reclassification of $8.2 million from retail to other revenue representing net activity reducing the GSC "bank" for the year.

Retail fuel and energy expense increased by $82.5 million in the first nine months of 2004, compared to the same period of 2003. The increase was primarily due to increased supplier costs providing transitional standard offer service. UI received electricity to satisfy its transitional standard offer retail customer service requirements through a fixed-price purchased power agreement. These costs are recovered through the GSC portion of UI's unbundled retail customer rates. UI's wholesale energy expense in the first nine months of 2004 increased by $0.3 million compared to the same period of 2003.

UI's operation and maintenance (O&M) expenses increased by $6.9 million, from $135.8 million in the first nine months of 2003 to $142.7 million in the first nine months of 2004. The increase was attributable to a variety of factors including increases in labor, employee benefits, GSC procurement fees and bad debt expenses, partially offset by lower pension expense. The increase in bad debt expense has been largely driven by higher customer bills due to kilowatt-hour consumption and rates, along with the difficulties many customers are facing in dealing with higher energy costs.


Amortization of regulatory assets decreased by $19.3 million in the first nine months of 2004 compared to the same period of 2003. The primary reason for the reduction was due to a DPUC order in July 2003 requiring that the amortization of CTA rate base utilizing excess GSC revenues be discontinued. Pursuant to the DPUC final decision in the transitional standard offer proceedings, such excess GSC revenues are now banked and used primarily to offset monthly working capital differences between the cost of providing transitional standard offer service and the revenue collected from customers.

Other income increased by $2.9 million in the first nine months of 2004, compared to the first nine months of 2003, mainly due to the reduction of reserves associated with UI's investment in Seabrook Station resulting from a March 2004 DPUC decision and the resolution of tax and other post-closing issues related to its sale.

Interest charges decreased by $5.7 million in the first nine months of 2004, as compared to the same period of 2003, due to the refinancing of certain UI debt issues late in 2003 at lower interest rates and the reversal of reserves due to the resolution of prior year Internal Revenue Service audits.

NON-UTILITY RESULTS OF OPERATIONS:  FIRST NINE MONTHS 2004 VS. FIRST
--------------------------------------------------------------------
NINE MONTHS 2003
----------------

                                                                                              2004 more (less) than 2003
                                                                                              ---------------------------
                                                       Nine Months Ended   Nine Months Ended
                                                       September 30, 2004    September 30,
                                                                                 2003              Amount       Percent
------------------------------------------------------ ------------------- ------------------ --------------- -----------
EPS
   Operating Business
     Xcelecom                                               $(0.01)             $(0.10)             $0.09          90%

   Minority Interest Investments
     UBE                                                     (0.17)              (0.11)             (0.06)        (55)%
     UCI                                                     (0.03)              (0.05)              0.02          40%
                                                             ------              ------
       Subtotal Minority Interest
       Investments                                           (0.20)              (0.16)             (0.04)        (25)%

   UIL Corporate (Note A)                                    (0.29)              (0.25)             (0.04)        (16)%
                                                             ------              ------             ------

       TOTAL NON-UTILITY EPS FROM CONTINUING
           OPERATIONS                                        (0.50)              (0.51)              0.01           2%
   Discontinued Operations                                    3.47               (0.04)              3.51       8,775%
                                                             ------              ------             ------
       TOTAL NON-UTILITY EPS - BASIC                         $2.97              $(0.55)             $3.52         640%
                                                             ======              ======             ======
       TOTAL NON-UTILITY EPS - DILUTED (NOTE B)              $2.95              $(0.55)             $3.50         636%
                                                             ======              ======             ======
------------------------------------------------------ ------------------- ------------------ --------------- -----------

Note A: Includes interest charges on intercompany debt and strategic and administrative costs of the non-utility holding company.
Note B: Reflecting the effect of unexercised dilutive stock options. Such dilution does not impact the earnings from continuing operations, but dilutes the 2004 earnings from discontinued operations by $0.02 per share.

The consolidated non-utility businesses reported a loss from continuing operations, including unallocated holding company costs, of $7.1 million, or $0.50 per share, in the first nine months of 2004, an improvement of $0.3 million, or $0.01 per share, compared to the same period of 2003. The improved results at Xcelecom were attributable to the performance of the electrical contracting business. Net income from discontinued operations for the first nine months of 2004, including the $46.2 million after-tax gain on the sale of APS, net of transaction costs, amounted to $49.8 million, or $3.47 per share, compared to a loss of $0.5 million, or $0.04 per share, in the first nine months of 2003.

Operating revenue for the non-utility businesses increased by $26.4 million, or 12% compared to the first nine months of 2003. The increase in revenues was primarily from Xcelecom. Operating expenses in the first nine months of 2004 for the non-utility businesses increased $25.6 million, or 11% from the same period of 2003, as expenses at Xcelecom rose due to the increase in business. Other deductions of $3.2 million in the first nine months of 2004 were $1.2 million, or 60% higher than the first nine months of 2003, as the favorable impact of the elimination of interest charges at UBE in 2004 was offset by the effect of high natural gas prices on the results of BE.

The results of each of the non-utility subsidiaries for the first nine months of 2004 and the first nine months of 2003, as presented below, reflect the allocation of debt costs from the parent based on a capital structure, including an equity component, and an interest rate deemed appropriate for that type of business. The capital structure for all of the non-utility subsidiaries is 100% equity as of January 1, 2004. In 2003 the capital structure of UBE was 70% debt. UIL Holdings absorbs interest charges on the equity portion of its investments in its subsidiaries to the extent those investments are financed with debt. UIL Holdings may incur other corporate level expenses necessary to manage its investments from time to time.

The following is a detailed explanation of the variances for each of UIL Holdings' non-utility businesses.

     NON-UTILITY BUSINESS

                                 XCELECOM, INC.

Xcelecom lost $0.1 million, or $0.01 per share, in the first nine months of 2004, compared to a loss of $1.5 million, or $0.10 per share in the first nine months of 2003. The improvement in earnings from prior year was mainly due to the absence of $0.08 per share on losses for two large projects incurred in the prior year, partially offset by income in the prior year related to the completion of a large contract. Activity in the Northeast, which had been affected by a slow economic recovery earlier in the year, continues to improve. See the "Results of Operations: Third Quarter of 2004 vs. Third Quarter of 2003
- Xcelecom" section of Item 2 for discussion of Xcelecom's backlog as of September 30, 2004.

     MINORITY INTEREST INVESTMENTS

                         UNITED BRIDGEPORT ENERGY, INC.

UBE owns a 33 1/3% interest in Bridgeport Energy, LLC (BE). UBE lost $2.5 million, or $0.17 per share, in the first nine months of 2004, compared to a loss of $1.6 million, or $0.11 per share, in the same period of 2003. UBE results continue to be hampered by high natural gas prices and low energy prices in Connecticut, which continue to depress both margins and sales levels at BE. The relatively cooler summer in 2004, as compared to 2003, also had a negative impact on UBE for the first nine months of 2004. Results for the first nine months of 2004 have also been affected by approximately $0.4 million of pre-tax accounting adjustments related to prior years. These factors were partially offset by the elimination of interest expenses in 2004 as a result of the restructuring of UIL Holdings' intercompany loan to UBE to 100% equity beginning in 2004. The improvements recognized at UBE related to this restructuring had no effect on overall UIL Holdings' results, as all intercompany transactions are eliminated in consolidation.

Although energy and gas prices continue to hamper the results of BE, the plant has been able to manage cash flow and has not required any capital contributions from UBE through the first nine months of 2004.

                        UNITED CAPITAL INVESTMENTS, INC.

UCI lost $0.4 million, or $0.03 per share, in the first nine months of 2004, compared to a loss of $0.6 million, or $0.05 per share in the first nine months of 2003. The improvement in earnings was mainly due to lower valuation losses from passive investments. For the first nine months of 2004, income from Cross-Sound was break even, as results were affected by decreased revenues and increased legal fees at Cross-Sound during the second quarter of 2004, resulting from a May 7, 2004 order by the federal Department of Energy terminating the Emergency Order under which the Cross-Sound cable had been operating. See the "Major Influences on Financial Condition" section of this Item 2 for more information.

Cross-Sound has not required additional capital funding from its owners for the first nine months of 2004.

     UIL CORPORATE

UIL Holdings retains certain costs at the holding company level which are not allocated to the various non-utility subsidiaries. These costs generally include interest charges and strategic and other administrative costs. UIL Holdings' unallocated costs amounted to $4.1million, after-tax, or $0.29 per share, in the first nine months of 2004, compared to $3.6 million, after-tax, or $0.25 per share, in 2003. The increased costs were mainly due to administrative expenses such as stock option expense and costs associated with complying with Sarbanes Oxley requirements. Unallocated costs at UIL Corporate were partially offset by after-tax interest income earned on the loan to Cross-Sound totaling $0.4 million, or $0.02 per share, and $0.3 million, or $0.02 per share, as of September 30, 2004 and 2003, respectively. See the "Major Influences on Financial Condition - United Capital Investments" section of this Item 2 for more information regarding the loan to Cross-Sound.

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

The results of discontinued operations for the first nine months of 2004, including the gain on the sale of APS, amounted to earnings of $49.8 million, or $3.47 per share. The overall after-tax gain on the sale, net of all transaction costs incurred was $46 million, or $3.21 per share. However, the after-tax effect of the sale, net of transaction costs, for the first nine months of 2004 was $3.22 per share, as certain transaction costs were incurred in the fourth quarter of 2003. Post-closing review procedures related to the sale were completed during the third quarter of 2004 and the resulting adjustments net to an insignificant increase in the gain on the sale of APS. Discontinued operations reported a loss of $0.5 million, or $0.04 per share, in the first nine months of 2003.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

UIL Holdings' and UI's primary market risk is the interest rate risk associated with the need to refinance fixed rate debt at maturity and the remarketing of multi-annual tax-exempt bonds. The weighted average remaining fixed rate period of outstanding long-term debt obligations of UIL Holdings and UI is 3.5 years at an average interest rate of 4%. Given the term of the fixed rate debt, UIL Holdings believes that it has no material quantitative or qualitative exposure to market risk in the near term. In addition, historically, UI has been able to include its interest costs in revenue requirements for recovery through rates.

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

UIL Holdings carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of UIL Holdings' disclosure controls and procedures as of September 30, 2004. Based on the foregoing, UIL Holdings' Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective.

There have been no changes in UIL Holdings' internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect UIL Holdings' internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

From time to time UIL Holdings issues unregistered shares pursuant to its Non-Employee Director Common Stock and Deferred Compensation Plan. On July 14, 2004, UIL Holdings Corporation (UIL Holdings) issued 702 unregistered shares of UIL Holdings' common stock, which qualified as an exempt private placement transaction pursuant to Section 4 (2) of the Securities Act of 1933, to a former director of The United Illuminating Company (UI) to satisfy the provisions of a deferred compensation arrangement. The shares issued were obtained by UIL Holdings through open market transactions, as noted in the table below.

------------- -------------------- -------------------- ---------------------- ----------------------
                                                          TOTAL NUMBER OF       MAXIMUM NUMBER OF
                                                         SHARES PURCHASED AS    SHARES THAT MAY YET
                 TOTAL NUMBER OF    AVERAGE PRICE PAID    PART OF PUBLICLY      BE PURCHASED UNDER
   PERIOD       SHARES PURCHASED*       PER SHARE          ANNOUNCED PLANS           THE PLANS
------------- -------------------- -------------------- ---------------------- ----------------------
July                    702                  $47.82             None                   None
------------- -------------------- -------------------- ---------------------- ----------------------
August                    -                       -             None                   None
------------- -------------------- -------------------- ---------------------- ----------------------
September                 -                       -             None                   None
------------- -------------------- -------------------- ---------------------- ----------------------
Total                   702                  $47.82             None                   None
------------- -------------------- -------------------- ---------------------- ----------------------

*All shares were purchased in open market transactions by UIL Holdings' to satisfy the provisions of a deferred compensation arrangement with a former director of UI. The effects of this transaction did not change the number of outstanding shares of UIL Holdings common stock.

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

                                  UIL HOLDINGS CORPORATION




Date      11/04/2004                        /s/ Louis J. Paglia
    -----------------------          ------------------------------------
                                            Louis J. Paglia
                                       Executive Vice President
                                       and Chief Financial Officer