Form 10-K
period 2004-12-31
UIL HOLDINGS CORP
filed 2005-02-22
CIK 1082510

+                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

       FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
       For the transition period from              to
                                       -----------    -----------

                         COMMISSION FILE NUMBER 1-15052

                            UIL HOLDINGS CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         CONNECTICUT                                   06-1541045
(State or other jurisdiction of
incorporation or organization              (I.R.S. Employer Identification No.)

157 CHURCH STREET, NEW HAVEN, CONNECTICUT                06506
(Address of principal executive offices)               (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 203-499-2000
      -----------------------------------------------------------------


SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

   TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
   -------------------               -----------------------------------------

Common Stock, no par value                     New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:   NONE

                    ---------------------------------

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

Indicate by check mark whether the  Registrant  is an  accelerated  filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes   X   No
                                                     -----    -----

The aggregate market value of the registrant's voting stock held by non-affiliates on June 30, 2004 was $702,057,731 computed on the basis of the average of the high and low sale prices of said stock reported in the listing of composite transactions for New York Stock Exchange listed securities, published in The Wall Street Journal on July 1, 2004.

The number of shares outstanding of the registrant's only class of common stock, as of February 11, 2005 was 14,638,613.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                             Part of this Form 10-K into
   Document                                which document is incorporated
------------                          ------------------------------------
DEFINITIVE PROXY STATEMENT                               III
FOR ANNUAL MEETING OF THE
SHAREHOLDERS TO BE HELD
ON MAY 11, 2005

                            UIL HOLDINGS CORPORATION
                                    FORM 10-K
                                DECEMBER 31, 2004

                                TABLE OF CONTENTS
                                                                       PAGE
                                                                       ----
Glossary..................................................................4
PART I
   Item 1. Business.......................................................7
           General........................................................7
       Utility Business...................................................7
           Franchises.....................................................8
           Regulation.....................................................8
           Rates..........................................................8
           Power Supply Arrangements.....................................10
           Arrangements with Other Industry Participants.................10
              New England Power Pool and ISO-New England.................10
              Middletown/Norwalk Transmission Project....................11
              Hydro-Quebec...............................................11
           Environmental Regulation......................................11
       Non-Utility Businesses............................................12
           Xcelecom, Inc.................................................12
           United Capital Investments, Inc...............................14
              Cross-Sound Cable Company, LLC.............................14
              Zero Stage Capital.........................................15
              Ironbridge Mezzanine Fund..................................15
           United Bridgeport Energy, Inc.................................15
           American Payment Systems, Inc.................................15
       Financing.........................................................16
       Employees.........................................................16
   Item 2. Properties....................................................16
       Transmission and Distribution Plant...............................16
       Administrative and Service Facilities.............................16
   Item 3. Legal Proceedings.............................................17
   Item 4. Submission of Matters to a Vote of Security Holders...........17
       Executive Officers................................................17
PART II
   Item 5. Market for UIL Holdings' Common Equity and Related
           Stockholder Matters...........................................19
   Item 6. Selected Financial Data.......................................21
   Item 7. Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................22
       Overview and Strategy.............................................22
       Major Influences on Financial Condition...........................24
           UIL Holdings Corporation......................................24
           The United Illuminating Company...............................24
           Xcelecom, Inc.................................................28
           United Capital Investments, Inc...............................31
           United Bridgeport Energy, Inc.................................33
           American Payment Systems, Inc.................................34
       Liquidity and Capital Resources...................................35
           Financial Covenants...........................................36
           2005 Capital Resource Projections.............................38
           Contractual and Contingent Obligations........................42
       Critical Accounting Policies......................................43

PART II (CONTINUED)........                                            PAGE
                                                                       ----
       Off-Balance Sheet Arrangements....................................47
       New Accounting Standards..........................................47
       Results of Operations.............................................48
   Item 7a.  Quantitative and Qualitative Disclosures About Market Risk..63
   Item 8.  Financial Statements and Supplementary Data..................64
       Consolidated Financial Statements.................................64
          Statement of Income for the Years 2004, 2003 and 2002..........64
          Statement of Comprehensive Income for the Years 2004,
          2003 and 2002..................................................64
          Statement of Cash Flows for the Years 2004, 2003 and 2002......65
          Balance Sheet as of December 31, 2004 and 2003.................66
          Statement of Changes in Shareholders' Equity for the Years
          2004, 2003 and 2002............................................68
       Notes to Consolidated Financial Statements........................69
          Statement of Accounting Policies...............................69
          Capitalization.................................................80
          Regulatory Proceedings.........................................84
          Short-Term Credit Arrangements.................................89
          Income Taxes...................................................91
          Supplementary Information......................................94
          Pension and Other Benefits.....................................95
          Unamortized Cancelled Nuclear Project.........................100
          Lease Obligations.............................................101
          Commitments and Contingencies.................................102
              Other Commitments and Contingencies.......................102
                 Connecticut Yankee Atomic Power Company................102
                 Hydro-Quebec...........................................105
                 Environmental Concerns.................................105
                 Claim of Enron Power Marketing, Inc....................107
                 Claim of Dominion Energy Marketing, Inc................107
                 Independent System Operator - New England..............108
                 Cross-Sound Cable Company, LLC.........................108
                 Xcelecom, Inc..........................................109
          Fair Value of Financial Instruments...........................110
          Quarterly Financial Data (Unaudited)..........................111
          Segment Information...........................................112
          Goodwill and Other Intangible Assets..........................114
          Discontinued Operations.......................................115
          Related Party Transactions....................................116
          Extraordinary Gain............................................117
   Report of Independent Registered Public Accounting Firm..............118
   Item 9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosures........................120
   Item 9A.  Controls and Procedures....................................120
   Item 9B.  Other Information..........................................121

PART III                                                               PAGE
                                                                       ----

   Item 10.  Directors and Executive Officers...........................121
   Item 11.  Executive Compensation.....................................121
   Item 12.  Security Ownership of Certain Beneficial Owners
             and Management and Related Stockholder Matters.............121
   Item 13.  Certain Relationships and Related Transactions.............122
   Item 14.  Principal Accounting Fees and Services.....................122
PART IV
   Item 15.  Exhibits, Financial Statement Schedules....................123
   Signatures...........................................................128

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

BFMCC (Bypassable Federally Mandated Congestion Costs) - a federally mandated
-----
charge, as defined by Connecticut restructuring legislation, related to the supply of electricity.

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

CDEP  Connecticut Department of Environmental Protection.
----

DISTRIBUTION DIVISION The operating division of the utility that provides
---------------------
distribution services to the utility's retail electric customers and manages all components including the C&LM, CTA, GSC and REI. Excludes transmission operations.

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

KSOP  401(k)/Employee Stock Ownership Plan.
----

LIBOR  London Interbank Offered Rate.
-----

MVA (megavoltampere) - 1,000 kilovoltamperes.
---

MW  (Megawatt) - 1,000 kilowatts.
--

NBFMCC (Non-Bypassable Federally Mandated Congestion Costs) - a federally
------
mandated charge, as defined by Connecticut restructuring legislation, related to the reliability of supply delivered by the electric system.

NEPOOL (New England Power Pool) - entity operating in accordance with the New
------
England Power Pool Agreement, as amended, as approved by the FERC, to provide economic, reliable operation of the bulk power system in the New England region.

O&M (Operation and maintenance) - Costs incurred in running the daily business
---
activities and maintaining the infrastructure.

OPEB (Other post-retirement benefits) - Benefits (other than pension) consisting
----
principally of health care and life insurance paid to retired employees and their dependents.

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

RTO (Regional Transmission Organization) - organization jointly proposed by
---
ISO-NE and the New England transmission owners to strengthen the independent oversight of the region's bulk power system and wholesale electricity marketplace. The FERC has approved the RTO and its implementation date of February 1, 2005.

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

WATT - A unit of electrical power equal to one joule per second.
----

                                PART I

ITEM 1.  BUSINESS.

                               GENERAL

UIL Holdings Corporation (UIL Holdings) was formed in July 2000 and is an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935. Through its various subsidiaries, UIL Holdings operates in two principal lines of business: utility and non-utility. The utility business consists of the electric transmission and distribution operations of The United Illuminating Company (UI). The non-utility business consists of the operations of Xcelecom, Inc. (Xcelecom) and two entities, United Capital Investments, Inc. (UCI) and United Bridgeport Energy, Inc. (UBE), which hold minority ownership interests in their respective investments. The non-utility businesses also included the operations of American Payment Systems, Inc. (APS) until the completion of its sale to CheckFree Corporation (CheckFree) on June 22, 2004. UIL Holdings is headquartered in New Haven, Connecticut, where its senior management maintains offices and is responsible for overall planning, operating and financial functions.

UIL Holdings files electronically with the Securities and Exchange Commission
(SEC) required reports on Form 8-K, Form 10-Q and Form 10-K; proxy materials; ownership reports for insiders as required by Section 16 of the Securities and Exchange Act of 1934; and registration statements on Forms S-3 and S-8, as necessary. The public may read and copy any materials UIL Holdings has filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of UIL Holdings' annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed with the SEC may be requested, viewed, or downloaded on-line free of charge at www.uil.com.

UIL Holdings makes available on its website (www.uil.com) the charters of its Corporate Governance and Nominating Committee, Compensation and Executive Development Committee and Audit Committee, as well as its corporate governance guidelines.

Due to financial information required by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," UIL Holdings has also divided its business into operating segments for financial reporting purposes. See PART II, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (M), Segment Information," of this Form 10-K, which is hereby incorporated by reference.

                                UTILITY BUSINESS

UI is a regulated operating electric public utility established in 1899. It is engaged principally in the purchase, transmission, distribution and sale of electricity for residential, commercial and industrial purposes in a service area of about 335 square miles in the southwestern part of the State of Connecticut. The population of this area is approximately 730,000, which represents approximately 21% of the population of the State. The service area, largely urban and suburban, includes the principal cities of Bridgeport (population approximately 140,000) and New Haven (population approximately 124,000) and their surrounding areas. Situated in the service area are retail trade and service centers, as well as large and small industries producing a wide variety of products, including helicopters and other transportation equipment, electrical equipment, chemicals and pharmaceuticals. Of UI's 2004 retail electric revenues, approximately 45% were derived from residential sales, 41% from commercial sales, 13% from industrial sales and 1% from street lighting and other sales. UI's retail electric revenues vary by season, with the highest revenues typically in the third quarter of the year reflecting seasonal rates, hotter weather and air conditioning use. For additional information regarding UI's revenues refer to PART II, Item 6, "Selected Financial Data," of this Form 10-K which is hereby incorporated by reference. In connection with the 1998 restructuring legislation relating to the regulated electric utility industry in Connecticut, UI divested its ownership interests in generation facilities, a process which was completed in 2002 with the sale of UI's interests in the Seabrook Station nuclear generating plant.

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

The location and construction of certain electric facilities, including electric transmission lines and bulk substations, are subject to regulation by the Connecticut Siting Council with respect to environmental compatibility and public need.

UI is a "public utility" within the meaning of Part II of the Federal Power Act and is subject to regulation by the FERC, which has jurisdiction with respect to interconnection and coordination of facilities, wholesale electric service rates, transmission tariffs and accounting procedures, among other things. See "Arrangements with Other Industry Participants."

Connecticut Yankee Atomic Power Company, in which UI has a 9.5% common stock ownership interest, is subject to the jurisdiction of the United States Nuclear Regulatory Commission and the FERC. The Connecticut Yankee nuclear unit was retired in 1996 and is currently being decommissioned. See PART II, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (J), Commitments and Contingencies - Other Commitments and Contingencies - Connecticut Yankee," of this Form 10-K, which is hereby incorporated by reference.

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

The primary revenue components of UI's retail customer bills as of January 1, 2005 are as follows:

------------------------------------- ---------------------------------------------------------- ------------- -------------
                                                                                                  Authorized     Average
                                                                                                   Return on    Price Per
    Unbundled Revenue Component                              Description                            Equity       KWH (10)
------------------------------------- ---------------------------------------------------------- ------------- -------------
Distribution                          The process of delivering electricity through local
                                      lines to the customer's home or business.                    10.45% (1)     $0.0353
------------------------------------- ---------------------------------------------------------- ------------- -------------
Transmission                          The process of delivering electricity over high voltage      10.75% (2)     $0.0054
                                      lines to local distribution lines.
------------------------------------- ---------------------------------------------------------- ------------- -------------
Competitive Transition Assessment     Component of retail customer bills to recover Stranded         10.45%       $0.0134
(CTA) (3)                             Costs as determined by the DPUC.
------------------------------------- ---------------------------------------------------------- ------------- -------------
Generation Services Charge            The rate charged, as determined by the DPUC, to retail          None        $0.0469
(GSC) (4)                             customers for the generation services purchased at
                                      wholesale by UI for transitional standard offer
                                      customers.
------------------------------------- ---------------------------------------------------------- ------------- -------------
Bypassable Federally Mandated         Federally mandated charge, as defined by Connecticut            None        $0.0109
Congestion Costs (BFMCC) (5)          restructuring legislation, related to the supply of
                                      electricity.
------------------------------------- ---------------------------------------------------------- ------------- -------------
Systems Benefits Charge (SBC)         Charges on retail customer bills representing public         10.45% (6)     $0.0005
                                      policy costs such as generation decommissioning and
                                      displaced worker protection costs, as determined by the
                                      DPUC.
------------------------------------- ---------------------------------------------------------- ------------- -------------
Conservation & Load Management        Statutory assessment on retail customer bills placed in         None        $0.0022
(C&LM) (7)                            a State of Connecticut fund used to support energy
                                      conservation and load management programs.
------------------------------------- ---------------------------------------------------------- ------------- -------------
Non-Bypassable Federally Mandated     Federally mandated charge, as defined by Connecticut            None        $0.0110
Congestion Costs (NBFMCC) (8)         restructuring legislation, related to the reliability of
                                      supply delivered by the electric system.
------------------------------------- ---------------------------------------------------------- ------------- -------------
Renewable Energy Investment           Statutory assessment on retail customer bills which is          None        $0.0007
(REI)(9)                              transferred to a State of Connecticut fund to support
                                      renewable energy projects.
------------------------------------- ---------------------------------------------------------- ------------- -------------
Purchase Power Adjustment Clause      Adjustment to special contract rates.                           None        $0.0003
(PPAC)
------------------------------------- ---------------------------------------------------------- ------------- -------------
(1)   DPUC  authorized  return on  equity.  Earnings  above  10.45%  will be shared 50% to customers and 50% to shareholders.
(2)   FERC authorized return on equity.
(3)   UI earns the authorized distribution return on equity on CTA rate base. UI defers or accrues additional amortization to achieve the authorized return on equity on unamortized CTA rate base. The DPUC approved a financing order under which State of Connecticut rate reduction bonds were issued, which increased the CTA, and decreased the C&LM and REI by offsetting amounts, with no impact on income statement results.
(4)   This rate also includes a procurement fee to UI for providing transitional standard offer service and an opportunity to earn an additional incentive procurement fee if UI meets certain pricing thresholds. Except for the fees, GSC has no impact on income statement results as revenue collected equals expense incurred (which is referred to as a "pass-through" in this filing on Form 10-K).
(5)   BFMCC has no impact on financial results as BFMCC billing is a
      "pass-through". It is "bypassable" because it may not be charged to customers if they choose to buy their electricity from an alternate supplier.
(6)   UI earns the authorized distribution return on equity on SBC rate base. UI defers or accrues additional amortization to achieve the authorized return on equity on unamortized SBC rate base.
(7)   UI has the opportunity to earn a nominal "incentive" for managing the C&LM programs. Except for the incentive, C&LM has no impact on income statement results, as C&LM billing is a "pass-through".
(8)   NBFMCC has no impact on financial results as NBFMCC billing is a "pass through". The rate is estimated based on a DPUC decision dated December
      22, 2004.
(9)   REI has no impact on income statement results as REI billing is a
      "pass-through".
(10)  The total average price per KWH is $0.1266.

For further information refer to PART II, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (C), Regulatory Proceedings," of this Form 10-K, which information is hereby incorporated by reference.

                            POWER SUPPLY ARRANGEMENTS

Pursuant to Connecticut's 1998 electric industry restructuring legislation (the 1998 Legislation), UI's retail electricity customers are able to choose their electricity supplier. Through December 31, 2003, UI was required to offer fully bundled retail service under a regulated "standard offer" rate to each customer who did not choose an alternate electricity supplier, and to provide back-up power supply service to customers whose alternate electricity supplier failed to provide generation services for reasons other than the customers' failure to pay for such services. Beginning January 1, 2004 and continuing through December 31, 2006, UI is required to offer retail service under a regulated "transitional standard offer" rate to each customer who does not choose an alternate electricity supplier.

On December 28, 2001, UI entered into an agreement with Virginia Electric and Power Company, subsequently assigned to its affiliate Dominion Energy Marketing (Dominion), for the supply of all of UI's standard offer generation service needs from January 1, 2002 through December 31, 2003. Dominion is also contracted to supply all of UI's generation service requirements through 2008 for certain customers who entered into long-term special contracts with UI prior to the enactment of the 1998 Legislation. For further information refer to PART II, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (J), Commitments and Contingencies - Claim of Dominion Energy Marketing, Inc.," of this Form 10-K, which information is hereby incorporated by reference.

On October 22, 2003, UI entered into an agreement with PSEG Energy Resources & Trade LLC (PSEG) for the supply of all of UI's transitional standard offer (TSO) generation service needs, excluding requirements for special contract customers, from January 1, 2004 through December 31, 2006, the end of the transitional standard offer period in Connecticut.

For further information regarding power supply arrangements, refer to PART II,
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K, which information is hereby incorporated by reference.

                  ARRANGEMENTS WITH OTHER INDUSTRY PARTICIPANTS

NEW ENGLAND POWER POOL AND ISO-NEW ENGLAND

UI has been a member of the New England Power Pool (NEPOOL) since 1971. NEPOOL was formed to assure reliable and economic operation of the bulk power system in the New England region.

The NEPOOL membership includes entities engaged in the electricity business in New England. NEPOOL has contracted with an independent entity, ISO New England Inc. (ISO-NE), for the operation of the regional bulk power system, to ensure that the bulk power system will continue to be operated in accordance with the reliability objectives of NEPOOL, the North America Reliability Council (NERC), and the Northeast Power Coordinating Council (NPCC) and also to ensure that the wholesale power markets will be competitive and non-discriminatory. Various energy, capacity, and ancillary services products are purchased in the NEPOOL market; in addition, participants may enter into bilateral contracts for purchase/sale of these products.

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

On March 24, 2004, the FERC conditionally approved ISO-NE's joint proposal with the New England Transmission Owners (TOs) for the creation of a Regional Transmission Organization (RTO). The creation of an RTO for New England (RTO-NE) will strengthen the independent oversight of the region's bulk power system and wholesale electricity marketplace. UI is a party to all of the agreements that establish RTO-NE and a signatory to the joint RTO filing with the FERC. RTO-NE commenced operation effective February 1, 2005. As a member of RTO-NE, UI is eligible for the FERC's participation incentive adder (50 basis points above the approved transmission base return on equity) for joining RTO-NE. The 50 basis point participation adder is applicable to UI's pool transmission facilities
(PTF). The common base ROE of 12.8% requested by the TOs became effective on February 1, 2005 when RTO-NE commenced operation. All of the TOs, including UI, will be able to earn the common base ROE of 12.8% plus the 50 basis point participation adder (or 13.3%) on their PTF and the common base ROE of 12.8% on their non-PTF, subject to refund, pending a final FERC decision on the justness and reasonableness of the common base ROE.

MIDDLETOWN/NORWALK TRANSMISSION PROJECT

UI, together with The Connecticut Light and Power Company (CL&P), has filed with the Connecticut Siting Council (CSC) an application for a Certificate of Environmental Compatibility and Public Need to construct a 345-kiloVolt transmission line from Middletown, Connecticut to Norwalk, Connecticut. This project is expected to improve the reliability of the transmission system in southwest Connecticut. The two companies are working together for permitting, and will each construct, own and operate its respective portion of the transmission line and related facilities. UI will construct, own, and operate transmission and substation facilities comprising approximately 20% of the total project. For further information see PART II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Major Influences on Financial Condition - The United Illuminating Company," which information is hereby incorporated by reference.

HYDRO-QUEBEC

UI is a participant in the Hydro-Quebec transmission tie facility linking New England and Quebec, Canada. UI has a 5.45% participating share in this facility, which has a maximum 2,000 megawatt equivalent generation capacity value.

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

RCRA also regulates underground tanks storing petroleum products or hazardous substances, and Connecticut has adopted state regulations governing underground tanks storing petroleum and petroleum products that, in some respects, are more stringent than the federal requirements. UI currently owns eight underground storage tanks, which are used primarily for gasoline and fuel oil, which are subject to these regulations. A testing program has been implemented to detect leakage from any of these tanks, and substantial costs may be incurred for future actions taken to prevent tanks from leaking, to remedy any contamination of groundwater, and to modify, remove and/or replace older tanks in compliance with federal and state regulations.

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

Additional discussion regarding environmental issues may be found in PART II,
Item 8 of this Form 10-K under the caption, "Financial Statements and Supplementary Data" - Notes to Consolidated Financial Statements - Note (J), Commitments and Contingencies - Site Decontamination, Demolition and Remediation Costs," which information is hereby incorporated by reference.

                             NON-UTILITY BUSINESSES

UIL Holdings serves as the parent corporation for several non-utility businesses, each of which is incorporated separately to participate in business ventures that are intended to provide incremental earnings to UIL Holdings' shareowners.

                                 XCELECOM, INC.

Xcelecom and its subsidiaries operate in two primary lines of business in certain regional markets of the Eastern United States. The specialty construction trade services line of business, which accounts for approximately 90% of Xcelecom's annual revenues, provides general and specialty electrical, mechanical and voice-data-video design, construction, and related services. The computer network system integration services line of business provides computer system local and wide area network integration design, installation and consulting services. Xcelecom's subsidiaries include Allan Electric Co., Inc. (Allan), Brite-Way Electrical Contractors, Inc. (Brite-Way), JBL Electric, Inc. and The Datastore, Incorporated, all in New Jersey, Orlando Diefenderfer Electrical Contractors, Inc., in Pennsylvania, 4Front Systems, Inc. and Datanet Services, Inc. in North Carolina, J. E. Richards, Inc. in Maryland, Terry's Electric, Inc., in Florida, and Johnson Electric Co., Inc. (Johnson), M. J. Daly & Sons, Inc. and McPhee Electric Ltd., LLC (McPhee), all in Connecticut. In January 2005, Allan and Brite-Way were combined and Johnson was merged into McPhee in an effort to gain operating efficiencies. Xcelecom also owns and operates two heating and cooling energy centers, through its Thermal Energies, Inc. subsidiary, providing service to two of New Haven, Connecticut's largest office and government complexes.

Xcelecom is the ninth largest provider of electrical contracting services in the United States according to ENGINEERING NEWS RECORD magazine. Xcelecom provides a broad range of services including designing, building, maintaining and servicing electrical, data communications and utilities systems for commercial, industrial and residential customers. Xcelecom's electrical contracting services include design of the electrical distribution systems within a building or complex, procurement and installation of wiring and connection to power sources, end-use equipment and fixtures, as well as long-term contract maintenance. Xcelecom's mechanical contracting services include the design, procurement and installation systems for heating, ventilation, air conditioning, refrigeration and clean room ventilation systems, along with plumbing, process and fire protection piping systems. Xcelecom's customer base is diverse and includes general contractors, property managers and developers, corporations, government agencies and municipalities, utilities, gaming facilities and homeowners. Xcelecom provides these specialty construction trade services in most major markets along the U.S. Eastern seaboard.

Demand for Xcelecom's specialty construction trade services is driven by construction and renovation activity levels, as well as changes to local and national electrical codes. Xcelecom's service and maintenance revenues, derived from service calls and routine maintenance contracts, tend to be recurring and less sensitive to economic fluctuations than those derived from its specialty construction trade services. Service and maintenance is supplied on a long-term and per-call basis. Long-term service and maintenance is provided through contracts that require the customer to pay an annual or semi-annual fee for periodic diagnostic services at a specific discount from standard prices for repair and replacement services. Per-call service and maintenance is initiated when a customer requests emergency repair service.

The computer network systems integration business line is a full-service provider of enterprise-wide network solutions. Specialties include design, installation, management and support of a variety of network needs ranging from point-to-point data and communications installations to complex wide area data and communication networks. Xcelecom's clients include medium-size local and regional businesses, leading healthcare and educational facilities, and selected Fortune 100 technology, financial services and pharmaceutical companies. Xcelecom's computer network systems integration business operates primarily in certain regional markets in the Eastern United States.

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

MARKET DATA

Using the most recently available data from F. W. Dodge, the largest provider of project news, plans and analysis services for construction professionals in the United States and Canada, it is estimated that the electrical contracting industry, Xcelecom's primary source of revenues, generated annual revenues in excess of $80 billion in 2004. The electrical contracting industry is highly fragmented, with more than 70,000 companies, most of which are small, owner-operated businesses. The most recent ranking of U.S. electrical contractors by the Engineering News Record magazine indicates that there are only 11 U.S. electrical contractors with revenues in excess of $200 million. F.
W. Dodge data indicates total non-residential construction industry revenues in the markets served by Xcelecom have grown at an average compound rate of approximately two percent from 1997 through 2004. This includes a decline in the market from 2001 to 2003 of over 13 percent, where commercial and industrial construction spending was down due to the slowdown in the U.S. economy during that period. Xcelecom's revenues amounted to $337 million, $294 million, and $310 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Xcelecom had a backlog of contractually obligated work to be completed as of December 31, 2004 of approximately $199 million, as compared with backlog of approximately $147 million as of December 31, 2003. This increase in backlog is predominantly due to a number of new contract awards in the latter part of 2004. The overall expected gross margin related to the year end 2004 backlog is slightly higher, in percentage terms, than the expected gross margin percentage carried in the year end 2003 backlog balance. There has been a shift in the composition of backlog from time to time, based on market demand and economic trends in Xcelecom's geographic markets. At December 31, 2004, the backlog of work was predominantly for education and commercial projects. On a project size basis, 19% of the backlog is attributable to projects with values of $0.5 million or less, 75% is attributable to projects with values between $0.5 million and $5 million, and 6% is attributable to projects with values in excess of $5 million. On a regional basis, 76% of this backlog is attributable to the Northeast, with the remaining 24% attributable to the mid-Atlantic and Southeast regions.

COMPETITION

The specialty construction trade services and computer network systems integration industries are highly fragmented and competitive. In the specialty construction trade services business line, most of Xcelecom's competitors are small, owner-operated companies that typically operate in limited geographic areas. However, Xcelecom also faces competition from several larger regional and national firms, some of which are publicly owned. Competition is based primarily on price, technical capability, workforce size and ability, and experience and reputation.

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

Certain competitors have longer operating histories and greater financial, technical, marketing and other resources than Xcelecom. In addition, some of these competitors may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Many current and potential competitors also have greater name recognition, engage in more extensive promotional activities and offer more attractive terms to customers. Additionally, some of Xcelecom's competitors have lower operating cost structures, allowing them to profitably employ more aggressive pricing strategies. Decreasing prices of Xcelecom's products and services offerings will require Xcelecom to sell a greater number of products and services to achieve the same level of net sales and gross profit, and to effectively manage its fixed and variable overhead costs to maintain a similar level of earnings before interest and taxes. In the future, competition may be encountered from new market entrants. There can be no assurance that Xcelecom will be able to compete effectively with current or future competitors or that the competitive pressures will not have a material adverse effect on Xcelecom's business, results of operations and financial condition.

Further discussion regarding Xcelecom's business may be found in PART II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K, which information is hereby incorporated by reference.

                        UNITED CAPITAL INVESTMENTS, INC.

UCI was established to make passive or minority interest investments and its investments include:

 CROSS-SOUND CABLE COMPANY, LLC (CROSS-SOUND) - UCI has a 25% interest in Cross-Sound, which owns and operates a 330-megawatt transmission line (cable) connecting Connecticut and Long Island under Long Island Sound. UCI has provided an equity infusion of $10 million to Cross-Sound and UIL Holdings loaned $24.8 million, including capitalized interest, to Cross-Sound. TransEnergieUS Ltd., the project developer and majority owner, is a

Delaware corporation and a subsidiary of TransEnergie HQ Inc., the transmission affiliate of Hydro-Quebec (HQ). The cable has been operating commercially since June 2004, under the terms of a settlement agreement with various parties, including the Connecticut Department of Environmental Protection and the DPUC. Although the settlement agreement allows for commercial operation of the cable, such status is contingent upon the satisfaction of certain provisions set forth in the agreement. Following execution of the settlement agreement, the existing contract Cross-Sound has with the Long Island Power Authority for the entire capacity of the transmission line has been amended, subject to formal approval by the New York State Comptroller, to increase the overall term of the agreement from 20 years to 28 years by means of adding an initial three-year period at the current reduced rates, and an additional five years to the end of the contract term, at full rates.

See PART II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Major Influences on Financial Condition," and Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (J) Commitments and Contingencies - Cross-Sound Cable Company, LLC," for further information regarding Cross-Sound.

ZERO STAGE CAPITAL - UCI has invested $3.2 million in Zero Stage VI, a Small Business Investment Company (SBIC) fund targeting the Northeast region of the United States. Due to the nature of its investments and market conditions, the carrying value of Zero Stage VI has decreased substantially since the end of 2000, and in the first quarter of 2004 UCI wrote down the carrying value to zero as the liabilities of the fund are in excess of the market value of its assets. UCI has also invested $4 million in Zero Stage VII, a national technology venture capital fund. In July 2004, UCI funded its remaining capital commitment of $0.5 million to Zero Stage VII, which represented UCI's final payment of amounts committed to the Zero Stage funds. UCI received an ordinary course of business distribution of $0.1 million from Zero Stage VII in 2004. The carrying value of UCI's investment in Zero Stage VII as of December 31, 2004 was $2.8 million. UIL Holdings views these funds as an opportunity to earn returns, as well as a means of promoting local economic development.

IRONBRIDGE MEZZANINE FUND - In 2001, UCI committed $1 million to Ironbridge Mezzanine Fund, of which it has funded $0.6 million as of December 31, 2004. UCI expects to fund the remaining capital commitment in 2005. Ironbridge is a regional SBIC fund committed to investing a portion of its capital in women and minority-owned businesses and businesses located in low and moderate income areas. The carrying value of UCI's investment in Ironbridge Mezzanine Fund as of December 31, 2004 was $0.5 million.

UCI has no current plans to make additional minority interest investments.

                         UNITED BRIDGEPORT ENERGY, INC.

UBE holds a 33 1/3% ownership interest in Bridgeport Energy LLC (BE), the owner of a gas-fired 520 MW merchant wholesale electric generating facility located in Bridgeport, Connecticut. The remainder of BE is owned, and the facility is operated, by an affiliate of Duke Energy. BE began commercial operation in 1999 and sells energy and generation capacity into the wholesale market. The plant has an agreement through August 2018 with Duke Energy Trading and Marketing
(DETM), a joint venture between Duke Energy and Exxon Mobil, which gives DETM the right to deliver natural gas to the facility and market all of the electricity generated by the facility. DETM reimburses BE under a formula based on the difference between gas costs and electric prices. As of December 31, 2004, UBE's investment in BE had a carrying value of $76.5 million.

See PART II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Major Influences on Financial Condition - United Bridgeport Energy, Inc.," of this Form 10-K for further information regarding BE.

                         AMERICAN PAYMENT SYSTEMS, INC.

On June 22, 2004, UIL Holdings completed the sale of APS to CheckFree, pursuant to the purchase agreement entered into between the parties on December 16, 2003. CheckFree did not acquire APS' telephony assets, which included APS' 51% ownership interest in CellCards of Illinois, LLC (CCI). On February 13, 2004, CCI was sold to an independent third party for book value, excluding transaction costs.

As a result of the events described above, the results of APS are included in discontinued operations in the accompanying consolidated statements of income included herein, for all periods presented. For further information regarding the sale of APS refer to PART II, Item 8 of this Form 10-K under the caption, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (O), Discontinued Operations," which information is hereby incorporated by reference.

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

                                    EMPLOYEES

As of December 31, 2004, UIL Holdings and its subsidiaries had a total of 2,882 employees, consisting of 29 in UIL Holdings, 829 in UI and 2,024 in the non-utility subsidiaries. Of the 829 UI employees, 365 were members of Local 470-1, Utility Workers Union of America, AFL-CIO. UI and its unionized employees entered into a three-year agreement which expires on May 15, 2005. Of the 2,024 employees of the non-utility subsidiaries, 2,022 were employed by Xcelecom and its subsidiaries and 2 by UCI. Certain of Xcelecom's subsidiaries have collective bargaining agreements that cover, in the aggregate, approximately 1,694 employees. Substantially all of these collective bargaining agreements contain "no-strike" clauses. Xcelecom has not experienced any significant strikes or work stoppages.

ITEM 2.  PROPERTIES.

                       TRANSMISSION AND DISTRIBUTION PLANT

The transmission lines of UI consist of approximately 102 circuit miles of overhead lines and approximately 15 circuit miles of underground lines, all operated at 345 KV or 115 KV and located within or immediately adjacent to the territory served by UI. These transmission lines are part of the New England transmission grid. A major portion of UI's transmission lines is constructed on railroad rights-of-way pursuant to two Transmission Line Agreements. One of the agreements expired in May 2000 and a new agreement was reached in June 2003 and applied retroactively. The new agreement expires in May 2030 and will be automatically extended for up to two successive renewal periods of 15 years each, unless UI provides timely written notice of its election to reject the automatic extension. The other agreement will expire in May 2040.

UI owns and operates 25 bulk electric supply substations with a capacity of 1,784 MVA, and 24 distribution substations with a capacity of 121 MVA. UI has 3,008 pole-line miles of overhead distribution lines and 131 conduit-bank miles of underground distribution lines.

See PART II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," of this Form 10-K concerning the estimated cost of additions to UI's transmission and distribution facilities, which information is hereby incorporated by reference.

                      ADMINISTRATIVE AND SERVICE FACILITIES

Both UIL Holdings' and UI's corporate headquarters are located in New Haven, Connecticut. Additionally, UI occupies several facilities within its service territory for administrative and operational purposes.

Xcelecom leases office space in Hamden, Connecticut, which is the site of its corporate headquarters. Xcelecom's operating subsidiaries own or lease real property, buildings and equipment in Connecticut, Florida, Maryland, New Jersey, North Carolina and Pennsylvania necessary for the management and operation of their businesses.

ITEM 3.  LEGAL PROCEEDINGS.

There were no legal proceedings required to be reported under this item.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2004.

                               EXECUTIVE OFFICERS

The names and ages of all executive officers of UIL Holdings and all such persons chosen to become executive officers, all positions and offices with UIL Holdings held by each such person, and the period during which he or she has served as an officer in the office indicated, are as follows:


NAME                            AGE(1)    POSITION                                           EFFECTIVE DATE
----                            -----     --------                                           --------------
Nathaniel D. Woodson            63        Chairman of the Board of Directors, President      March 22, 1999
                                          and Chief Executive Officer
Louis J. Paglia                 47        Executive Vice President and Chief Financial       July 1, 2002
                                          Officer(2)
Susan E. Allen                  45        Vice President Investor Relations, Corporate       August 28, 2000
                                          Secretary and Assistant Treasurer(3)
Charles J. Pepe                 56        Treasurer and Assistant Secretary(4)               August 28, 2000
Gregory W. Buckis               44        Vice President and Controller(5)                   June 30, 2003
Richard J. Nicholas             49        Executive Vice President and Chief Financial       (2)
                                          Officer(2)
Deborah C. Hoffman              50        Vice President of Audit Services and Chief         (6)
                                          Compliance Officer (6)

-----------------------
(1) As of December 31, 2004
(2) As previously disclosed in UIL Holdings' filing on Form 8-K dated December
    21, 2004, Louis J. Paglia will leave UIL Holdings in 2005 in connection with the reorganization of UIL Holdings' Finance organization. Following a transition period during the first quarter of 2005, Richard J. Nicholas will assume the role of Executive Vice President and Chief Financial Officer of UIL Holdings, in
    addition to his current role as Vice President, Finance and Chief Financial
    Officer of UI.
(3) As previously disclosed in UIL Holdings' filing on Form 8-K dated December
    21, 2004, in connection with the reorganization of UIL Holdings' Finance organization, Susan E. Allen, in addition to her current responsibilities, will assume the role of Treasurer of both UIL Holdings and UI following the retirement of Charles J. Pepe in 2005.
(4) As previously disclosed in UIL Holdings' filing on Form 8-K dated December
    21, 2004, Charles J. Pepe will retire in 2005 following the reorganization of
    UIL Holdings' Finance organization.
(5) As previously disclosed in UIL Holdings' filing on Form 8-K dated
    December 21, 2004, in connection with the reorganization of UIL Holdings'
    Finance organization, Gregory W. Buckis, in addition to his current responsibilities, will assume the role of Vice President and Controller of UI in 2005.
(6) As previously disclosed in UIL Holdings' filing on Form 8-K dated
    December 21, 2004, in connection with the reorganization of UIL Holdings'
    Finance organization, Deborah C. Hoffman, currently UIL Holdings' Director of
    Internal Audit, will be promoted to Vice President of Audit Services and Chief
    Compliance Officer in 2005.

There is no family relationship between any director, executive officer, or person nominated or chosen to become a director or executive officer of UIL Holdings. All executive officers of UIL Holdings hold office at the pleasure of UIL Holdings' Board of Directors. All of the above executive officers and persons chosen to become executive officers have entered into employment agreements, some of which may be modified to reflect the revised responsibilities described above. There is no arrangement or understanding between any executive officer of UIL Holdings and any other person pursuant to which such officer was selected as an officer.

A brief account of the business experience during the past five years of each executive officer of UIL Holdings is as follows:

NATHANIEL D. WOODSON. Mr. Woodson served as Chairman of the Board of Directors, President and Chief Executive Officer of The United Illuminating Company during the period January 1, 2000 to January 31, 2001. He has served as Chairman of the Board of Directors and Chief Executive Officer of The United Illuminating Company since February 1, 2001 and Chairman of the Board of Directors, President and Chief Executive Officer of UIL Holdings Corporation since July 1, 2000.

LOUIS J. PAGLIA. Mr. Paglia served as Executive Vice President and Chief Financial Officer of ECredit.com, Inc. from 2000 to 2001. Mr. Paglia joined UIL Holdings Corporation in April 2002 and has served as Executive Vice President and Chief Financial Officer since July 1, 2002.
Mr. Paglia will leave UIL Holdings in 2005 in connection with the reorganization of UIL Holdings' Finance organization.

SUSAN E. ALLEN. Ms. Allen served as Director Finance and Corporate Secretary Administration of The United Illuminating Company from January 1, 2000 to June 25, 2000. She has served as Vice President Investor Relations, Corporate Secretary and Assistant Treasurer of The United Illuminating Company since June 26, 2000 and of UIL Holdings Corporation since August 28, 2000. In addition to her current roles of Vice President Investor Relations and Corporate Secretary of both The United Illuminating Company and UIL Holdings Corporation, Ms. Allen will assume the role of Treasurer of both entities following the retirement of Charles J. Pepe in 2005.

CHARLES J. PEPE. Mr. Pepe served as Assistant Treasurer and Assistant Secretary of The United Illuminating Company during the period January 1, 2000 to June 25, 2000. He has served as Treasurer and Assistant Secretary of The United Illuminating Company since June 26, 2000 and of UIL Holdings Corporation since August 28, 2000. Mr. Pepe will retire in 2005 following the reorganization of UIL Holdings' Finance organization.

GREGORY W. BUCKIS. Mr. Buckis served as Vice President of Administration and Group Controller for Science Applications International Corporation from January 1, 2000 to September 11, 2000. He served as Vice President and Controller for the NASDAQ Stock Market Inc. from September 12, 2000 to June 29, 2003. He has served as Vice President and Controller of UIL Holdings Corporation since June 30, 2003. In addition to his current role, Mr. Buckis will assume the role of Vice President and Controller of The United Illuminating Company during 2005.

RICHARD J. NICHOLAS. Mr. Nicholas served as Assistant Vice President - Regulatory Affairs and Public Policy of Southern New England Telecommunications Corp. from January 1, 2000 to March 2000. From March 2000 to April 2001, Mr. Nicholas was an independent consultant to the telecommunications industry. Mr. Nicholas joined UIL Holdings in May 2001 and served as Vice President and Chief Operating Officer of United Capital Investments until January 2002. He served as Vice President - Corporate Development and Administration of UIL Holdings, President of United Capital Investments and President of United Bridgeport Energy from January 2002 to November 2002. Mr. Nicholas has served as Vice President, Finance and Chief Financial Officer of The United Illuminating Company since November 2002. In addition to his current role, Mr. Nicholas will assume the role of Executive Vice President and Chief Financial Officer of UIL Holdings during 2005.

DEBORAH HOFFMAN. Ms. Hoffman served as Director of Internal Audit of The United Illuminating Company during the period January 1, 2000 to June 2000. She has served as Director of Internal Audit of UIL Holdings since June 2000. Ms. Hoffman will be promoted to Vice President of Audit Services and Chief Compliance Officer in 2005.

                                     PART II

ITEM 5. MARKET FOR UIL HOLDINGS' COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

UIL Holdings' Common Stock is traded on the New York Stock Exchange, where the high and low closing sale prices during 2004 and 2003 were as follows:


                              2004 SALE PRICE        2003 SALE PRICE
                              ---------------        ---------------
                              HIGH        LOW        HIGH        LOW
                              ----        ---        ----        ---

   First Quarter             $50.53     $44.75     $37.70      $31.01
   Second Quarter             49.38      41.95      45.65       34.67
   Third Quarter              50.10      44.99      40.77       34.98
   Fourth Quarter             54.08      49.45      46.07       36.12

Quarterly dividends on the Common Stock have been paid since 1900. The quarterly cash dividends declared in 2004 and 2003 were at a rate of $0.72 per share.

UIL Holdings expects to continue its policy of paying regular cash dividends, although there is no assurance as to the amount of future dividends because they depend on future earnings, capital requirements, and financial condition.

Further information regarding payment of dividends is provided in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," of this Form 10-K.

As of December 31, 2004, there were 10,209 Common Stock shareowners of record.


                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                     NUMBER OF SECURITIES
                                                                                   REMAINING AVAILABLE FOR
                              NUMBER OF SECURITIES TO        WEIGHTED AVERAGE        FUTURE ISSUANCE UNDER
                              BE ISSUED UPON EXERCISE       EXERCISE PRICE OF      EQUITY COMPENSATION PLANS
                              OF OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,     (EXCLUDING SECURITIES
                               WARRANTS AND RIGHTS         WARRANTS AND RIGHTS      REFLECTED IN COLUMN (a))
        PLAN CATEGORY                  (a)                         (b)                          (c)
 -------------------------- --------------------------- ------------------------ ----------------------------
   Equity Compensation
   Plans Approved by
   Security Holders                 786,282 (1)                 $47.32 (2)                 301,669 (3)

   Equity Compensation
   Plans Not Approved by
   Security Holders                    None                         -                           -

   Total                            786,282 (1)                 $47.32 (2)                 301,669 (3)

(1) Includes 669,653 shares to be issued upon exercise of outstanding options, 90,229 performance shares to be issued upon satisfaction of applicable performance and service requirements, and 26,400 shares of restricted stock subject to applicable service requirements.
(2) Weighted average exercise price is applicable to outstanding options only.
(3) Includes 30,364 shares authorized for issuance under the UIL Holdings
    Deferred Compensation Plan, which is a non-qualified benefit plan.

UIL Holdings did not issue any unregistered shares during the fourth quarter of 2004. UIL Holdings has disclosed issuances of unregistered securities made earlier in 2004 in its quarterly filings on Forms 10-Q and 10-Q/A.

UIL Holdings did not repurchase any shares of its common stock during the fourth quarter of 2004.

ITEM 6. SELECTED FINANCIAL DATA

                                                              2004          2003         2002            2001            2000
==================================================================================================================================
Financial Results of Operation ($000's)
Sales of electricity
  Utility
    Retail
        Residential                                       $  312,072    $  273,230     $  281,307     $  266,585     $  252,730
        Commercial                                           281,667       248,257        256,077        254,842        242,075
        Industrial                                            87,400        82,087         91,129         95,250         96,955
        Other                                                 10,415        10,311         10,512         10,501         10,587
                                                        -------------  ------------  -------------  -------------  -------------
    Total Retail                                             691,554       613,885        639,025        627,178        602,347
    Wholesale                                                 24,446        24,591         58,249         61,570         67,990
    Other operating revenues                                  48,027        31,144         30,259         26,070         34,354
Non-utility businesses                                       337,260       294,057        310,063        312,642        138,491
                                                        -------------  ------------  -------------  -------------  -------------
    Total operating revenues                              $1,101,287    $  963,677     $1,037,596     $1,027,460     $  843,182
                                                        -------------  ------------  -------------  -------------  -------------
Operating income                                          $   87,990    $   88,957     $  124,702     $  144,594     $  146,673
                                                        =============  ============  =============  =============  =============
Income from Continuing Operations, net of tax             $   36,918    $   29,537     $   45,751     $   59,563     $   58,723
Discontinued Operations, net of tax (Note O) (2)              49,824        (6,251)        (1,804)          (200)         2,034
Extraordinary Gain, net of tax (Note Q) (2)                      203             -              -              -              -
                                                        -------------  ------------  -------------  -------------  -------------
Net Income                                                $   86,945    $   23,286     $   43,947     $   59,363     $   60,757
==================================================================================================================================
FINANCIAL CONDITION ($000'S)
Property, Plant and Equipment in service - net            $  511,735    $  512,327     $  471,670     $  499,470     $  503,340
Deferred charges and regulatory assets                       864,975       895,640        813,299        839,161        897,504
Assets of discontinued operations                                  -       121,627        123,005        123,610        110,329
Total Assets (1)                                           1,787,608     1,898,166      1,768,759      1,876,264      1,880,076
Current portion of long-term debt                              4,286             -        100,000        100,000              -
Net long-term debt excluding current portion                 491,174       495,460        370,432        498,557        522,221
Net common stock equity                                      548,397       492,774        482,352        499,995        479,045
==================================================================================================================================
COMMON STOCK DATA
 Average number of shares outstanding - basic (000's)         14,390        14,291         14,239         14,097         14,073
 Number of shares outstanding at year-end (000's)             14,506        14,315         14,272         14,116         14,077
 Earnings per share  - basic:
  Continuing Operations                                   $     2.57    $     2.07     $     3.22     $     4.22     $     4.18
  Discontinued Operations (Note O) (2)                    $     3.46    $    (0.44)    $    (0.13)    $    (0.01)    $     0.14
  Extraordinary Gain (Note Q) (2)                         $     0.01    $        -     $        -     $        -     $        -
                                                        -------------  ------------  -------------  -------------  -------------
  Net Earnings                                            $     6.04    $     1.63     $     3.09     $     4.21     $     4.32
 Earnings per share  - diluted
  Continuing Operations                                   $     2.56    $     2.07     $     3.21     $     4.20     $     4.17
  Discontinued Operations (Note O) (2)                    $     3.44    $    (0.44)    $    (0.13)    $    (0.01)    $     0.14
  Extraordinary Gain (Note Q) (2)                         $     0.01    $        -     $        -     $        -     $        -
                                                        -------------  ------------  -------------  -------------  -------------
  Net Earnings                                            $     6.01    $     1.63     $     3.08     $     4.19     $     4.31

 Book value per share                                     $    37.80    $    34.42     $    33.80     $    35.42     $    34.03
 Dividends declared per share                             $     2.88    $     2.88     $     2.88     $     2.88     $     2.88
 Market Price:
  High                                                    $    54.08    $    46.07     $    58.53     $    52.42     $    55.13
  Low                                                     $    41.95    $    31.01     $    29.06     $    44.25     $    38.13
  Year-end                                                $    51.30    $    45.10     $    34.87     $    51.30     $    49.75
==================================================================================================================================
OTHER FINANCIAL AND STATISTICAL DATA (UTILITY ONLY)
Sales by class (millions of kWh's)
 Residential                                                   2,347         2,262          2,247          2,120          2,057
 Commercial                                                    2,604         2,502          2,466          2,476          2,403
 Industrial                                                      957           952          1,022          1,082          1,146
 Other                                                            44            47             46             46             48
                                                        -------------  ------------  -------------  -------------  -------------
  Total                                                        5,952         5,763          5,781          5,724          5,654
                                                        -------------  ------------  -------------  -------------  -------------
Number of retail customers by class (average)
 Residential                                                 289,057       288,405        287,632        286,331        284,955
 Commercial                                                   28,956        29,687         29,757         29,889         29,776
 Industrial                                                    1,497         1,595          1,630          1,707          1,725
 Other                                                         1,307         1,306          1,267          1,250          1,207
                                                        -------------  ------------  -------------  -------------  -------------
  Total                                                      320,817       320,993        320,286        319,177        317,663
                                                        -------------  ------------  -------------  -------------  -------------
Average price per kilowatt hour by class (cents)
 Residential                                                   13.30         12.08          12.52          12.57          12.29
 Commercial                                                    10.82          9.92          10.39          10.29          10.07
 Industrial                                                     9.13          8.62           8.92           8.80           8.46

Revenues - retail sales per kWh (cents)                        11.62         10.65          11.05          10.96          10.65
==================================================================================================================================
(1) Reflects reclassification of accrued asset removal costs from accumulated depreciation to regulatory liabilities for all years presented.
(2) Note refers to the Notes to the Consolidated Financial Statements included in Item 8. "Financial Statements and Supplementary Data."

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

                         OVERVIEW AND STRATEGY

UIL Holdings Corporation (UIL Holdings) operates in two principal lines of business: utility and non-utility. The utility business consists of the electric transmission and distribution operations of The United Illuminating Company
(UI). The non-utility business consists of the operations of Xcelecom, Inc. (Xcelecom) and two entities, United Capital Investments, Inc. (UCI) and United Bridgeport Energy, Inc. (UBE), which hold minority ownership interests in their respective investments. The non-utility businesses also included the operations of American Payment Systems, Inc. (APS) until the completion of its sale to CheckFree Corporation (CheckFree) on June 22, 2004.

As a result of Connecticut's 1998 electric industry restructuring legislation, UI divested its ownership interests in generation facilities. Subsequently, UIL Holdings invested the proceeds of the sale of UI's generation facilities in non-utility businesses to offset the expected reduction in utility earnings resulting from this restructuring. Some of these investments have not generated expected results due to a number of factors including the following: a slow economy resulting in less construction business with lower margins for Xcelecom, poor investment market conditions offsetting the value of UCI's passive investments and high natural gas prices affecting the value of UBE. UIL Holdings' overall corporate strategy is to create shareholder value by actively managing the UI and Xcelecom operating businesses to maximize earnings and cash flow. UIL Holdings plans to improve the value of both the utility and non-utility businesses and investments through operating and strategic initiatives designed to improve results and increase value. In particular, UIL Holdings plans to actively manage its costs, capitalize on synergies within the Xcelecom operating segment to improve performance, and evaluate the possible restructuring or refinancing of certain of the passive investments.

                         THE UNITED ILLUMINATING COMPANY

UI, the utility operating unit of UIL Holdings, is a transmission and distribution electric utility whose primary objective is to provide high-quality customer service, including the reliable, cost-effective delivery of electricity to its customers in the 17 towns or cities in which it operates. To provide reliable service, management will prudently invest in, and maintain, its transmission and distribution infrastructure. As such, UI, together with The Connecticut Light and Power Company (which also provides electric transmission and distribution service in Connecticut) has applied for siting approval to construct a major transmission upgrade in southwest Connecticut.

UI plans to manage operating and maintenance costs to optimize return on equity, earnings and cash flow. While revenues are expected to remain level, earnings from UI's CTA component are expected to decline over time due to the planned amortization of, and resulting reduction in, UI's stranded cost rate base. UI's investment in its transmission and distribution infrastructure may not offset the decline of the stranded cost rate base.

                            XCELECOM, INC.

Xcelecom, the non-utility operating unit of UIL Holdings, is an electrical and mechanical contractor and voice-data-video design company that operates in the eastern portion of the United States. Xcelecom was built through a series of acquisitions from 1999 to 2002. Xcelecom's primary objective is to continue to improve its operating performance in the markets that it serves. Xcelecom expects to improve performance, in part, by capitalizing on synergies throughout its network of subsidiaries, including best practices for safety and risk management, project management and estimation, information systems, cross-sales development and cash management and banking. Through these and other initiatives, Xcelecom plans to manage operating costs to maximize earnings and cash flow that will be used to meet substantially all of the operating and most contractual commitments of its business.

Xcelecom has expanded its business by pursuing an aggressive acquisition program. Due to the effects of the economic downturn on Xcelecom's business and a lack of desirable acquisition prospects, Xcelecom has curtailed its acquisition program. Xcelecom currently does not intend to grow materially through acquisitions in the foreseeable future; however, it will continually evaluate acquisition prospects that could complement and expand its existing business platforms.

                    UNITED CAPITAL INVESTMENTS, INC.

As a minority owner in Cross-Sound Cable Company, LLC (Cross-Sound), UCI will continue to work to maximize the value of its investment in Cross-Sound. To achieve this objective, UCI will support the majority owner and project developer, TransEnergieUS Ltd., in efforts to achieve permanent commercial operation of the Cross-Sound cable.

UCI is a limited partner in three investment funds; its equity participation in such funds ranges from 3%-7%. Two funds are venture capital funds that invest in emerging growth companies, of which one is also licensed by the U.S. Small Business Administration (SBA) as a Small Business Investment Company (SBIC). The third fund is also an SBIC that focuses on mezzanine financing while also investing a portion of its capital in women and minority-owned small businesses and businesses located in low and moderate income areas. As a mezzanine fund, it provides growth and acquisition capital to privately held businesses committed to sustainable long-term growth; its focus on more mature companies means that UCI's investment is subject to somewhat less risk, and also smaller potential returns, in comparison to the venture capital funds.

                     UNITED BRIDGEPORT ENERGY, INC.

Within the constraints applicable to being a minority owner of Bridgeport Energy, LLC (BE), UBE will continue to work to maximize the commercial value of the plant by promoting efficient operations, working to increase the installed capacity revenues, and reviewing financial data to ensure the accuracy and integrity of such information.

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

In the fourth quarter of 2004, UIL Holdings' Board of Directors approved a plan to reorganize UIL Holdings' Finance organization to reduce costs, improve process flow and better support its core utility operations. Following the sale of APS earlier in 2004, the strategic core of UIL Holdings has returned to its utility operations, along with the non-utility operations of Xcelecom. As a result, the accounting, treasury and corporate planning functions of UI and the holding company will be combined in an effort to gain operating efficiencies. In connection with this reorganization, UIL Holdings recorded employee termination costs in the fourth quarter of 2004 amounting to $2 million, which equated to approximately $0.08 per share, after-tax. These costs are expected to be paid within the first half of 2005. On an annualized basis, this reorganization is expected to yield consolidated after-tax cost savings of approximately $0.04 per share, although the impact to 2005 will be somewhat lower due to the timing of employee departures.

                      THE UNITED ILLUMINATING COMPANY

UI is an electric transmission and distribution utility whose structure and operations are significantly affected by legislation and regulation. UI's rates and authorized return on equity are regulated by the Federal Energy Regulation Commission (FERC) and the Connecticut Department of Public Utility Control
(DPUC). Legislation and regulatory decisions implementing legislation establish a framework for UI's operations. Primary factors affecting UI's financial results, in addition to legislation and regulation, are operational matters such as sales volume, major weather disturbances, ability to control expenses, and capital expenditures. UI expects significant growth in its capital investment in transmission, and has applied for siting approval to construct a major transmission line in southwest Connecticut.

LEGISLATION

State legislation has significantly restructured the electric utility industry in Connecticut. The primary restructuring legislation includes Public Act 98-28 (the 1998 Restructuring Legislation) and Public Act 03-135, as amended in part by Public Act 03-221 (collectively, the 2003 Restructuring Legislation). Since 2000, UI's retail customers have been able to choose their electricity suppliers. The 2003 Restructuring Legislation requires that UI offer a "transitional standard offer" rate during the period January 1, 2004 - December 31, 2006 to retail customers who do not choose an alternate electric supplier. The 2003 Restructuring Legislation provides for UI to recover its costs of acquiring and providing generation services, and directed the DPUC to establish each electric distribution company's transitional standard offer rates.

As part of the restructuring pursuant to the 1998 Restructuring Legislation, UI's distribution and transmission rates were "unbundled" on customers' bills, which also included separate charges as of January 1, 2000 for a competitive transition assessment (CTA), generation services charge (GSC), conservation and load management (C&LM) charge, renewable energy investment (REI) charge, and systems benefits charge (SBC). As of January 1, 2004, federally-mandated congestion costs, defined by the 2003 Restructuring Legislation to include the costs of regional standard market design, are also identified separately on customers' bills. The 2003 Restructuring Legislation makes other changes to the 1998 Restructuring Legislation, such as the imposition of renewable portfolio standards, the support of the development of renewable energy resources, and supplier of last resort service after the transitional standard offer period ends, and a requirement that any new rate case filings include a four-year rate plan proposal.

The 2003 Restructuring Legislation provides for UI to collect a fee of $0.0005/kilowatt-hour from transitional standard offer service customers, beginning January 1, 2004, as compensation for providing transitional standard offer service. This fee is included in the amounts charged to transitional standard offer customers, and is excluded by the legislation from determinations of whether UI's rates are just and reasonable. For 2004, this generated approximately $3 million in revenue. The 2003 Restructuring Legislation also provides for the DPUC to establish an incentive plan for the procurement of long-term contracts for transitional standard offer service that compares UI's actual average contract price to a regional average price for electricity, making adjustments as deemed appropriate by the DPUC. If UI's price is lower than the average, the legislation provides for the plan to allocate $0.00025/kilowatt-hour of transitional standard offer service to the distribution company. The DPUC has not yet established an incentive plan or made any determination with respect to the incentive fee.

REGULATION

In December 2003, the DPUC established UI's transitional standard offer rates that became effective January 1, 2004, in accordance with the 2003 Restructuring Legislation. During 2004, the DPUC has continued its implementation of other provisions of the 2003 Restructuring Legislation.

The DPUC's decision establishing the transitional standard offer rates determined that UI's rates complied in all respects with the 2003 Restructuring Legislation. The transitional standard offer rates increased the GSC charged to customers for generation services compared to the previous standard offer GSC, modified the CTA (for some retail rates), and provided for the collection of federally mandated congestion costs. The GSC rate changes reflect an increase, compared to the 2003 GSC, in the cost of generation services and related market costs, as well as a reduction in the "adder" included in the GSC (charge in excess of expected cost). The GSC for the transitional standard offer is designed to collect all of the costs of procuring and providing transitional standard offer service. Distribution and transmission rates remain unchanged from the levels established in September 2002.

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

On February 18, 2004, the DPUC issued a final decision related to UI's request for recovery of increased pension and post-retirement benefits expenses. As a result of this decision, a subsequent appeal by the Office of Consumer Counsel
(OCC) to the Connecticut Superior Court and a DPUC reversal of the February 18, 2004 decision, UI was allowed to recover approximately $1.8 million, or $0.08 per share, for the period from February 18, 2004 through June 24, 2004. UI ceased recovery of the increased pension and post-retirement benefits expenses effective June 24, 2004. UI has taken substantial actions in 2003 and 2004 to mitigate the effect of these increased pension and post-retirement benefits expenses and also to reduce the increases themselves through contributing $74 million in cash to the pension plan since the docket was initially reopened in November 2002. These actions, along with better performance of pension fund investments and improved sales growth, have allowed UI to largely mitigate the effect of the increased pension and post-retirement benefits expenses through the end of 2004.

On June 23, 2004, the DPUC approved UI's request to amend its Purchased Power Adjustment Clause rate component to allow UI to apply the clause to special contract customers. The DPUC also approved a Purchased Power Adjustment rate of $0.000264 per kWh to be applied against special contract load to reflect the increased cost to serve these customers. This decision will allow UI to recover changes in the cost to procure energy as it relates to special contract customers through the GSC. The decision does not explicitly order the accounting for the increased costs of $0.8 million related to UI's special contract customers for the period from January 1, 2004 through June 22, 2004 (the day before the effective date of the final decision). The actual costs for that period to procure power for UI's special contracts will flow through the annual CTA/SBC Reconciliation filing for 2004. The 1998 Restructuring Legislation and the 2003 Restructuring Legislation provide that the distribution company is entitled to recover its full cost of procuring power for customers who do not choose an alternate supplier.

On December 22, 2004, the DPUC issued a final decision increasing the non-bypassable Federally Mandated Congestion Costs (NBFMCC) charge UI is authorized to collect from customers. The NBFMCC charge relates to "congestion costs" associated with not having adequate transmission infrastructure to move energy from the generating sources to the consumer. Because the purpose of the NBFMCC charge is for the electric distribution company to recover its actual NBFMCC costs on a pass-through basis, the DPUC decision provided for a true-up of NBFMCC costs and revenues on a semi-annual basis and an adjustment of the associated amounts deferred for future recovery. The charge originally established for 2004 was based upon estimates that were made in 2003, and reflected estimated NBFMCC lower than were actually incurred. The decision increases the NBFMCC charge from $0.001652 per kWh to $0.012099 per kWh, effective January 1, 2005. This increase will enable UI to recover both the forecasted ongoing NBFMCC costs and the $14.4 million deficit that has resulted from the current charge being below the incurred costs.

OPERATIONS

In implementing the 1998 Restructuring Legislation, UI established a Distribution Division and other "unbundled" components for accounting purposes, to reflect other unbundled components on customer bills. Initially, the Distribution Division included both transmission and distribution. UI has now separated transmission and distribution into separate divisions for accounting purposes. Changes to income and expense items related to transmission and distribution have an immediate net income and earnings per share impact, while changes to items in "other unbundled utility components" do not. The other components are the CTA, the SBC, the GSC, the C&LM charge, and REI charge. The CTA and SBC both earned an 11.5% return on the equity portion of their respective rate bases until the September 26, 2002 effective date of the Rate Case decision, and 10.45% thereafter in accordance with that decision. Those returns were achieved either by accruing additional amortization expenses, or by deferring such expenses, as required to achieve the authorized return. Amortization expenses in the CTA and SBC components impact earnings indirectly through changes to rate base. The GSC, C&LM and REI are essentially pass-through components (revenues are matched to recover costs). Except for the procurement fee in the GSC previously discussed, and a small management fee earned in the C&LM component, expenses are either accrued or deferred or revenues are transferred such that there is no net income associated with these three unbundled components.

UI's CTA collection recovers costs that have been reasonably incurred, or will be incurred, to meet its public service obligations and that will likely not otherwise be recoverable in a competitive market. These "stranded costs" include above-market long-term purchased power contract obligations, regulatory asset recovery and above-market investments in power plants. Subject to future regulatory changes to the CTA rate, significant load growth, or to the level of amortization, CTA revenues are expected to remain relatively constant, with amortization increasing over time as the earnings trend downward due to the decreasing CTA rate base. A significant amount of UI's earnings is generated by the authorized return on the equity portion of as yet unamortized stranded costs in the CTA rate base. UI's earnings per share attributable to CTA for the years ended December 31, 2004, 2003 and 2002 were $0.94, $1.00, and $1.27, respectively. A significant portion of UI's cash flow from operations is also generated from those earnings and from the recovery of the CTA rate base. Cash flow from operations related to CTA for the years ended December 31, 2004, 2003 and 2002 amounted to $26 million, $36 million and $45 million, respectively. The CTA rate base has declined from year to year for a number of reasons, including: amortization of stranded costs, the sale of the nuclear units, and adjustments made through the annual DPUC review process. The original rate base component of stranded costs, as of January 1, 2000, was $433 million. It has since declined to $413 million at year-end 2000, $373 million at year-end 2001, $303 million at year-end 2002, $279 million at year-end 2003, and $267 million at year-end 2004. The 2004 result is subject to DPUC review, pursuant to an annual review of UI's CTA revenues and expenses, and may be adjusted in accordance with that review. During July 2003, the DPUC issued an order requiring that the reduction of CTA rate base utilizing excess GSC revenues be discontinued pursuant to the 2003 Restructuring Legislation. UI's CTA earnings will decrease while, based on UI's current projections, cash flow will remain fairly constant until stranded costs are fully amortized between 2013 and 2015, depending primarily upon the DPUC's future decisions which could affect future rates of stranded cost amortization.

The primary Distribution Division operational factors affecting UI's financial results are sales volume, ability to control expenses and capital expenditures. Retail electric sales volume can be significantly affected by economic conditions and weather. The level of economic growth can be reflected in many ways: job growth or workforce reductions, plant relocations into or out of UI territory, and facilities expansions or contractions, all of which can affect demand for electricity. The weather can also have an impact on expenses, dependent on the level of work required as a result of storms or other extreme conditions. UI's major expense components are (1) purchased power; (2) amortization of stranded costs; (3) wages and benefits; (4) depreciation; and
(5) regional network service (RNS) transmission costs.

On October 22, 2003, UI entered into an agreement with PSEG Energy Resources & Trade LLC (PSEG) for the supply of all of UI's transitional standard offer generation service needs, excluding requirements for special contract customers, from January 1, 2004 through December 31, 2006, the end of the transitional standard offer period. UI continues to purchase generation services pursuant to a December 28, 2001 agreement with Dominion Energy Marketing (Dominion) to supply special contract customers through December 31, 2008. While purchased power expenses are a pass-through expense in terms of the regulatory methodology which facilitates how customers fund these costs (collected from customers in the GSC and as federally mandated congestion costs), UI is a principal in its relationships with these suppliers, and is the primary obligor in these arrangements. The contract with PSEG contains numerous financial assurances, including a guaranty from PSEG's parent company, PSEG Power, various credit requirements, including maintaining a minimum Moody's credit rating of Baa3 or equivalent, and a letter of credit to secure performance through the initial stages of the contract. UI is also required to maintain a minimum credit rating of Baa3 or equivalent. UI's current Moody's credit rating is Baa2, which is one level above the required minimum.

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

In order to maintain and improve its electricity delivery system and to provide quality customer service, UI is required to spend a significant amount each year on capital projects in the Distribution and Transmission Divisions. A large portion of the funds required for capital projects is provided internally through the recovery of depreciation and from amortization of stranded costs, and the remainder must be financed externally. For more information, see "Liquidity and Capital Resources" included later in this item of this Form 10-K.

UI, together with The Connecticut Light and Power Company (CL&P), has filed with the Connecticut Siting Council (CSC) an application for a Certificate of Environmental Compatibility and Public Need to construct a 345-kiloVolt transmission line from Middletown, Connecticut, to Norwalk, Connecticut. This project is expected to improve the reliability of the transmission system in southwest Connecticut. The two companies are working together for permitting, and will each construct, own and operate its respective portion of the transmission line and related facilities. UI will construct, own, and operate transmission and substation facilities comprising approximately 20% of the total project. UI's current estimate for its share of the project cost is approximately $180 million (excluding allowance for funds used during construction). The CSC has requested, and UI and CL&P have granted, a six-month extension of the date for CSC's final decision to April 2005. Based on the current projected schedule of construction, and barring any delays in approval by the CSC, the project is expected to be completed in 2009. Other governmental permitting, together with approvals from ISO-New England (ISO-NE), will be required for the project. The total project cost and timing of completion could change depending on final CSC decision specifications and timing and other permit requirements. UI's costs for the project are expected to be included in and recovered through transmission rates under FERC jurisdiction.

UI is dependent on the knowledge, training and abilities of its workforce. Retaining key employees and maintaining the ability to attract new employees are important to both UI's operational and financial performance. A significant portion of UI's workforce, including many workers with specialized skills maintaining and servicing the electrical infrastructure, will be eligible to retire over the next five years. Such highly skilled individuals cannot be quickly replaced due to the technically complex work they perform and the time it takes to hire and train replacements. The inability to retain or replace these employees could have an adverse effect on UI's financial condition and results of operations. In recognition of this situation, UI has several recruiting and training initiatives underway to mitigate the expected future attrition and maintain the skill sets required to service customers. The current agreement between UI and its unionized employees, which covers approximately 45% of UI's workforce, expires in May 2005. The inability to enter into a new agreement could have an adverse effect on UI's operations.

RISK MANAGEMENT AND INSURANCE

UI's primary risk management and insurance exposures include bodily injury, property damage, fiduciary responsibility, and injured workers' compensation. UI is insured for general liability, automobile liability, property loss, fiduciary liability and workers' compensation liability. UI's general liability and automobile liability programs provide insurance coverage for third party liability claims for bodily injury (including "pain and suffering") and property damage, subject to a deductible. Losses up to the deductible amounts are accrued based upon our estimates of the liability for claims incurred and an estimate of claims incurred but not reported. UI reviews the general liability reserves quarterly to ensure the adequacy of those reserves. The reserve is based on historical claims, business events, industry averages and actuarial studies. Insurance liabilities are difficult to assess and estimate due to unknown factors such as claims incurred but not reported and awards greater than expected; therefore, reserve adjustments may become necessary as cases unfold. UI insures its property subject to deductibles depending on the type of property. UI's fiduciary liability program and workers' compensation program provide insurance coverage, subject to deductibles as well. As with other companies, UI has seen significant increases in its workers' compensation premiums in the past several years.

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

More than half of Xcelecom's business involves the installation of electrical, mechanical and integrated network information systems in newly constructed and renovated buildings and plants. Downturns in levels of construction starts and business spending can have a material adverse effect on Xcelecom's business, financial condition and results of operations. In addition, Xcelecom's business is subject to seasonal variations in operations and demand that affect the construction business, particularly in new construction. Quarterly results may also be affected by regional economic conditions. Accordingly, Xcelecom's performance in any particular quarter may not be indicative of the results that can be expected for any other quarter or for the entire year. The competitive bidding process for new business contracts normally intensifies during economic downturns, leading to lower profit margins and an increased potential for project cost overruns or losses. One of Xcelecom's subsidiaries serves the region affected by the hurricanes that hit the Southeast during 2004. The long-term impact of the hurricane damage on this market will not be known for some time.

Xcelecom's contracts are generally awarded on the basis of competitive bids. The final terms and prices of those contracts are frequently negotiated with the customer. Although contract terms vary considerably, most are made on either a fixed price or unit price basis in which Xcelecom agrees to do the work for a fixed amount for the entire project (fixed price) or for units of work performed (unit price), although services are sometimes performed on a cost-plus or time and materials basis. Xcelecom's most significant cost drivers are the cost of labor, including employee benefits, the cost of products and materials, and the cost of casualty insurance. These costs may vary from the costs originally estimated. Variations from estimated contract costs along with other risks inherent in performing fixed price and unit price contracts may result in actual revenue and gross profits for a project differing from those originally estimated and could result in losses on projects. Depending on the size of a particular project, variations from estimated project costs could have a significant impact on operating results for any fiscal quarter or year.

Hazards related to Xcelecom's industry include, but are not limited to, electrocutions, fires, mechanical failures, and transportation accidents. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment, and may result in suspension of operations. Xcelecom's third-party insurance is subject to large deductibles for which reserves are established. Xcelecom believes its insurance and provisions for self-insurance of deductibles are adequate to cover reasonably foreseeable losses and liabilities. Losses impacting self-insurance provisions or exceeding insurance limits could impact Xcelecom's operating results. One of Xcelecom's subsidiaries has been affected by the 2004 hurricanes in Florida and expects recovery from insurance policies for physical premises damage and is pursuing claims for business interruption. Settlement of these claims is expected by the second quarter of 2005.

The loss of key personnel or the inability to hire and retain qualified employees could have an adverse effect on Xcelecom's business, financial condition and results of operations. Xcelecom's operations depend on the continued efforts of current and future executive officers, senior management and management personnel at the companies which have been acquired. Xcelecom took certain steps to mitigate the risk of loss of key personnel of acquired companies, including the use of earn-out payments, promissory notes, and covenant not to compete agreements. There is no guarantee that any member of management of Xcelecom or any of its subsidiaries will continue in their capacity for any particular period of time.

Billings under fixed price contracts are generally based upon achieving certain benchmarks and will only be accepted by the customer once those benchmarks have been met. An allowance for doubtful accounts is maintainedfor collection issues related to accounts receivable . Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, customers' access to capital, customers' willingness to pay, general economic conditions and the ongoing relationships with customers.

Surety market conditions are currently difficult as a result of significant losses incurred by many sureties in recent periods, both in the construction industry as well as in certain large corporate bankruptcies. As a result, less bonding capacity is available in the market and terms have become more restrictive. Further, under standard terms in the surety market, sureties issue bonds on a project by project basis, and can decline to issue bonds at any time. Historically, approximately one third of Xcelecom's construction-related business has required bonds. While Xcelecom has enjoyed a longstanding relationship with its surety, current market conditions, as well as changes in the surety's assessment of Xcelecom's operating and financial risk, could cause the surety to decline to issue bonds for future projects. If that were to occur, Xcelecom could do more business that does not require bonds, post other forms of collateral for project performance such as letters of credit or cash, and seek bonding capacity from other sureties. There can be no assurance that such alternatives could be easily achieved. Accordingly, if Xcelecom were to experience an interruption in the availability of bonding capacity, its operating results could be adversely impacted.

Xcelecom's profitability is primarily driven by labor costs. The ability to perform contracts at acceptable margins depends on the ability to deliver substantial labor productivity. There can be no assurance that productivity will continue at acceptable levels for a particular period of time. Any loss of productivity could adversely affect the margins on existing contracts or the ability to obtain new contracts.

Historically, a significant amount of Xcelecom's growth has come through acquisitions. From July of 1999 to Xcelecom's last significant acquisition in April of 2002, Xcelecom made 12 acquisitions. Xcelecom currently does not intend to grow materially through acquisitions in the foreseeable future; however, it will continually evaluate acquisition prospects to complement and expand its existing business platforms. The timing, size or success of any acquisition effort and the associated potential capital commitments cannot be predicted. Each acquisition involves a number of risks. These risks include the diversion of management's attention from existing businesses to integrating the operations and personnel of the acquired business; possible adverse effects on operating results during the integration process; and possible inability to achieve the intended objectives of the combination. If future acquisitions do not perform as expected, Xcelecom may be required to write-off some or all of the value of any goodwill and intangible assets associated with the acquisitions. Financial results may also be impacted by the degree of integration of acquisitions, including the ability to achieve synergies over the network of subsidiaries. Xcelecom's revenue growth over the past several years has been generated principally through acquisitions. In December 2004, Xcelecom acquired Datanet Services, Inc. (DSI) in North Carolina. This relatively small acquisition complements Xcelecom's existing operations in North Carolina and provides the opportunity to expand both service offerings and the geographical area served. The acquisition of DSI is expected to add approximately $22 million in revenues in 2005.

The computer technology industry in general has begun to see the start of an improving business environment in the United States. Xcelecom's systems integration business generally experiences the positive effects of an economic rebound prior to Xcelecom's other lines of business. Xcelecom sales in its computer network systems integration line of business can be dependent on demand for specific technology categories offered through particular vendor partners, and any change in demand for, or supply of, such technology or change in relationships with such partners could have a material adverse effect on Xcelecom's sales if it fails to react in a timely manner to such changes or manage such relationships. One crucial measure of performance, gross profit as a percentage of net sales, can fluctuate due to numerous factors, including changes in prices from suppliers, reductions in the amount of supplier reimbursements that are made available, changes in customer mix, the relative mix of products sold during the period, general competitive conditions, the availability of opportunistic purchases and opportunities to increase market share. In addition, expense levels, including the costs and salaries incurred in connection with the hiring of sales and technical services personnel, are based, in part, on anticipated sales. Therefore, Xcelecom may not be able to reduce spending in a timely manner to compensate for any unexpected sales or margin shortfalls.

As a result of the factors mentioned above, comparisons of Xcelecom's quarterly financial results should not be relied upon as an indication of future performance.

COST DRIVERS

As a service business, Xcelecom's cost structure is highly variable. Primary costs include labor, materials and insurance. Approximately 49.6% of costs are derived from labor and related expenses. For the years ended December 31, 2004, 2003 and 2002, labor-related expenses totaled $137.3 million, $122.7 million and $122.6 million, respectively.

Approximately 34.9% of Xcelecom's costs incurred are for materials installed on projects and equipment and other products sold to customers. This component of the expense structure is variable based on the demand for services. Costs are generally incurred for materials once work begins on a project or a customer order is received. Materials are ordered when needed, shipped directly to the jobsite or customer facility, and installed within 30 days. Materials consist of commodity-based items such as conduit, pipe, data cabling, wire and fuses as well as specialty items such as fixtures, switchgear, switches and routers, servers and control panels. For the years ended December 31, 2004,

2003 and 2002, material and equipment expenses totaled $117.2 million, $149.7 million and $165.0 million, respectively.

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

RISK MANAGEMENT AND INSURANCE

The primary risks in Xcelecom's operations include health, bodily injury, property damage, and injured workers' compensation. Xcelecom is insured for workers' compensation, automobile liability, general liability and employee-related health care claims, subject to large deductibles. A general liability program provides coverage for bodily injury and property damage neither expected nor intended. Losses up to the deductible amounts are accrued based upon our estimates of the liability for claims incurred and an estimate of claims incurred but not reported. The accruals are derived from actuarial studies, known facts, historical trends and industry averages. Xcelecom believes such accruals to be adequate. However, insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of liability in proportion to other parties, the number of claims incurred but not reported and the effectiveness of Xcelecom's safety programs. Therefore, if actual experience differs from the assumptions used in the actuarial valuation, adjustments to the reserve may be required and would be recorded in the period that the experience becomes known.

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

In June 2003, Cross-Sound submitted a request for a certificate of permission to modify the existing permit and filed a new permit application with the Connecticut Department of Environmental Protection (CDEP) seeking to operate the cable as installed in its current location through December 31, 2007. Also in June 2003, a Connecticut legislative moratorium on installing new gas and utility lines across Long Island Sound was enacted, which precluded the CDEP from considering applications related to submarine cables under Long Island Sound for a year.

Following the August 2003 blackout that affected the Northeast region of the United States, the federal Department of Energy (DOE) issued an Emergency Order allowing immediate operation of the Cross-Sound cable, and subsequently issued a new Order for the cable to operate until all appropriate actions to prevent future power outages in the region were identified and implemented. The cable operated pursuant to the Emergency Order until the order was terminated in May 2004. The cable then ceased operations for approximately seven weeks.

In June 2004, legislation in Connecticut was signed into law extending the moratorium for another year. This legislation also allowed for a waiver of the moratorium by means of an applicant receiving unanimous approval from certain specified legislative and regulatory officials. In June 2004, Cross-Sound obtained a waiver of the Connecticut moratorium by means of a settlement agreement that was executed by Cross-Sound, the CDEP, the DPUC, Long Island Power Authority, Long Island Lighting Company d/b/a LIPA (LILCO/LIPA), and Northeast Utilities Service Company, as agent for The Connecticut Light and Power Company (CL&P). This allowed immediate commercial operation of the cable. Continuation of commercial operation is contingent upon the satisfaction of certain conditions in the settlement agreement which include: (1) Cross-Sound coming into compliance with permit conditions as directed by the CDEP; (2) LILCO/LIPA and CL&P reaching an agreement by October 1, 2004 for the replacement of an existing transmission line (the "1385 line" which is otherwise unrelated to the Cross-Sound cable) and implementing such replacement on a schedule approved by the CDEP; and (3) Cross-Sound, CL&P and LILCO/LIPA committing a collective amount of $6 million, of which Cross-Sound's commitment is $2 million, to a research and restoration fund for the Long Island Sound to be administered jointly by the States of New York and Connecticut.

On June 25, 2004, Cross-Sound submitted a request for a certificate of permission to the CDEP in which it sought permission to change its methods of burying the cable so as to fully achieve the currently required burial depth. The CDEP approved the request, and on June 28, 2004, the Cross-Sound cable began transmitting power in accordance with the settlement agreement.

Cross-Sound has satisfied the provisions of the settlement agreement for which it is responsible. Specifically, the remediation work required in the federal navigation channel in New Haven Harbor to bring the Cross-Sound cable into compliance with the permit conditions set forth by the CDEP was completed in January 2005. The remediation required consisted of achieving the originally required burial depth in those areas deemed as "soft spots," meaning the obstructions which originally prevented achievement of such depth could generally be removed without the use of techniques such as blasting. The cost of this remediation amounted to $4 million. The Cross-Sound cable was brought off-line for approximately 12 hours each day during the remediation activities. The permit conditions did not require the original burial depth to be achieved in the area where rock ledge obstruction prevented meeting the original burial depth until such time that the United States Army Corp of Engineers is authorized to deepen the federal navigation channel in the New Haven Harbor.

During the third quarter of 2004, CL&P and LILCO/LIPA reached the necessary agreements, as required by the settlement agreement, for the replacement of the existing 1385 line. Such agreements included a schedule for implementation, which has been approved by the CDEP. Implementation of this replacement plan, which is not within Cross-Sound's control, is now the final step to satisfy the provisions of the settlement agreement.

In late September 2004, Cross-Sound funded its $2 million commitment to the research and restoration fund for the Long Island Sound, as required by the settlement agreement. CL&P and LILCO/LIPA have also funded their commitments of $2 million each.

UCI's 25% share of the actual project cost for the Cross-Sound cable was $34.3 million as of December 31, 2004. UCI has provided an equity contribution of $10 million to Cross-Sound and UIL Holdings loaned $24.8 million, including capitalized interest, to Cross-Sound. In addition, two guarantees have been provided by UIL Holdings and UCI totaling $3.8 million, in support of Hydro-Quebec's guarantees to third parties in connection with the construction of the project (see "Notes to Consolidated Financial Statements - Note (J), Commitments and Contingencies - Cross-Sound Cable Company, LLC," for further discussion of these guarantees). UCI will be responsible for 25% of any additional capital needs of the project.

With the completion of all provisions of the settlement agreement for which Cross-Sound is responsible, the loan from UIL Holdings may be refinanced with external project financing.

Following execution of the settlement agreement, the existing contract Cross-Sound has with the Long Island Power Authority for the entire capacity of the transmission line has been amended, subject to formal approval by the New York State Comptroller, to increase the overall term of the agreement from 20 years to 28 years by means of adding an initial three-year period at the current reduced rates, and an additional five years to the end of the contract term, at full rates.

UCI's investments in the venture funds in which it holds equity interests were viewed as an opportunity to earn reasonable returns and promote local economic development. Due to the nature of its investments and market conditions, the carrying value of the Zero Stage VI fund has decreased substantially since the end of 2000 and in the first quarter of 2004 UCI wrote down the carrying value to zero, as the liabilities of the fund are in excess of the market value of its assets. In July 2004, UCI funded its remaining capital commitment of $0.5 million to Zero Stage VII. There has been no material change since December 31, 2003 in the carrying value of the Ironbridge Mezzanine Fund, which is the other venture fund in which UCI holds an equity interest.

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

The majority owner of BE is an affiliate of Duke Energy. Another affiliate of Duke Energy owns a 60% interest in Duke Energy Trading and Marketing (DETM), which is a joint venture with Exxon Mobil Corporation. BE has an agreement through August 2018 with DETM that gives DETM the right to deliver natural gas to the facility and market all the electricity generated by the facility. DETM reimburses BE under a formula based on the difference between gas costs and electric prices.

Although routine maintenance is performed on the plant on a regular basis, from time to time the plant must be brought offline for a major overhaul. The next major overhaul is planned for 2005. Under an existing maintenance contract, the plant has begun incurring some of these costs, and they are being accrued until the outage occurs. BE had sufficient cash to fund these costs in 2004; however, based on current estimates, BE will require additional capital from the owners to cover the additional costs in 2005 when the outage occurs. Based on current projections, UBE's additional capital requirement is expected to be $6 million. UBE has provided a capital contribution of $2 million in February 2005. UBE and the majority owner plan to fund the additional capital requirements either through further capital contributions or through a secured loan to the plant on market terms.

The ICAP market is designed to offer an incentive to maintain availability of adequate generating capacity. BE receives ICAP revenues from energy marketers based on the plant's installed capacity. The plant began initial operation with a multi-year contract for ICAP. Since the contract ended in 2002, BE has only been able to sell its ICAP in the forward month market at a much lower price, reducing ICAP revenues by approximately 75% to 85%. The FERC has directed ISO-NE to develop a Locational ICAP Market, with the intent to provide higher capacity payments to generators within designated congestion areas. The FERC has delayed the decision on Locational ICAP until June 2005 to allow more time to study the issue, with any decision expected to become effective in January 2006. The full impact of Locational ICAP is not known at this time.

The majority owner of BE has filed with the FERC an application for "Reliability Must Run" (RMR) status, which, if approved, could significantly increase BE's revenues in 2005. UBE agrees with the majority owner that RMR would be beneficial to BE, but objected because certain aspects of proposed related transactions between the majority owner and its affiliates, including DETM, are not in the best interests of BE. Therefore, in the first quarter of 2005, UBE notified the majority owner that it will pursue its contractual rights to sell its 33 1/3% interest to the majority owner at fair market value. The majority owner has responded to UBE's notice, asserting that the contractual preconditions for such a sale have not been met. UBE and the majority owner have commenced a dispute resolution process to resolve this disagreement over the sale rights.

Results at UBE continue to be hampered by high natural gas prices that drive down both margins and sales volumes at BE, as well as the absence of a viable capacity market to provide incentive for generating plants to remain available. Although natural gas prices have remained at elevated levels in recent years, DOE Annual Energy Outlook projections show improving conditions in the future. In addition, RMR status and Locational ICAP are expected to provide compensation to the plant for its availability Based on these projections, no conditions were noted to give rise to an impairment with respect to the current $76.5 million carrying value of UBE's investment in BE. UBE will continue to monitor its investment in BE for recoverability, as changes in the projections considered could have a negative impact on the carrying value of the investment in the future.

As the majority owner of BE, Duke Energy's affiliate is responsible for the daily operations and administration of the plant, including all accounting and financial reporting functions of BE. As a minority interest owner, UBE relies on the financial reports provided by BE to record its appropriate share of income or losses of BE. During 2004, results at BE have been negatively impacted by a number of accounting adjustments related to prior years. The impact of these adjustments on UBE's results for the year ended December 31, 2004 was $0.4 million. In the third quarter of 2004, Duke Energy paid UBE $0.3 million to reimburse UBE for the impact of an adjustment related to property taxes that dated back to a period in which UBE was only a 4% owner of BE. The completion of the annual independent audit of BE's 2003 financial statements is still pending, and there could be additional adjustments as a result of the audit. UBE conducted an audit of BE during 2004 and is discussing its findings with the majority owner. Resolution of these issues is expected in 2005 and could potentially have a favorable impact on the results of operations of UBE and may reduce the amount of capital required from UBE in 2005.

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

                      LIQUIDITY AND CAPITAL RESOURCES

UIL Holdings generates its capital resources primarily through operations. At December 31, 2004, UIL Holdings had $40.2 million of unrestricted cash and temporary cash investments. This represents an increase of $11.6 million from the corresponding balance at December 31, 2003. The components of this increase, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

                                                                                          (In Millions)
                                                                                          -------------
   Balance, December 31, 2003                                                                  $28.6
                                                                                          --------------

   Net cash provided by operating activities of continuing operations                           99.4

   Net cash provided by (used in) investing activities of continuing operations:
   -   Acquisition of Electric System Work Center facility                                     (16.2)
   -   Cash invested in plant                                                                  (48.9)
   -   Changes in restricted cash (1)                                                            1.1
   -   Deferred payments in prior acquisitions                                                  (3.0)
   -   Acquisition of business, net of cash acquired                                            (0.5)
   -   Loan to Cross-Sound Cable Project                                                        (0.8)
                                                                                          --------------
                                                                                               (68.3)
                                                                                          --------------

   Net cash (used in) financing activities of continuing operations:
   -   Financing activities, excluding dividend payments                                       (51.4)
   -   Dividend payments                                                                       (41.3)
                                                                                          --------------
                                                                                               (92.7)

   Net cash provided by discontinued operations:                                                73.2


          Net Change in Cash                                                                    11.6
                                                                                          --------------

   Balance, December 31, 2004                                                                  $40.2
                                                                                          ==============

(1) As of December 31, 2004, UIL Holdings had $0.3 million in restricted cash related to future debt payments of Xcelecom.

The net change in UIL Holdings' unrestricted cash position at December 31, 2004, as compared to December 31, 2003, was due to a combination of cash provided by operating activities of continuing operations, as well as the proceeds provided by discontinued operations due to the completion of the sale of APS in June 2004. Cash provided by operating activities of continuing operations was driven mainly by the utility business and was sufficient to cover the payment of UIL Holdings' quarterly dividends payments totaling $41 million, funding of $18.6 million to the UI pension and post-retirement plans, and various investing activities, including UI's purchase of the Electric System Work Center facility for $16.2 million in January 2004. Cash provided by discontinued operations was primarily due to $116 million of proceeds received for the sale of APS, which was utilized to payoff $65 million in short-term borrowings, to pay for $14 million of costs associated with the sale of APS and to fund the $31 million portion of the estimated income tax payments made in 2004 related to the gain on the sale of APS. In the event that UIL Holdings were to incur capital losses during the next three years that could not be offset with current period capital gains, such losses could be carried back to 2004 for income tax purposes and applied against the APS capital gain. This scenario would result in UIL Holdings receiving a refund of 2004 income taxes paid.

UIL Holdings also accesses capital through both long-term and short-term financing arrangements. Total long-term debt outstanding as of December 31, 2004 was $495.5 million, which was unchanged from year-end 2003. During 2004, Moody's Investors Service (Moody's) lowered UIL Holdings' Issuer Rating from Baa1 to Baa3 through two different downgrades of one level each in the first and third quarters of 2004, respectively. Concurrent with the UIL Holdings' downgrades, Moody's also downgraded UI's Issuer Rating and senior unsecured debt rating from A3 at the beginning of 2004 to the current rating of Baa2. At the time of the second downgrade in the third quarter of 2004, Moody's stated that the outlook for the ratings of both UIL Holdings and UI is stable. UIL Holdings believes the financial impact of the ratings changes is minimal, as other than the re-pricing of $27.5 million of pollution control revenue bonds on February 1, 2005, neither UIL Holdings nor UI expects to issue or refinance any long-term debt prior to December 2007. UIL Holdings and Xcelecom also have short-term credit facilities totaling $100 million and $30 million, respectively. The following table presents a summary of the amounts available under these credit facilities as of December 31, 2004:

                                                        UIL HOLDINGS                      XCELECOM
                                               ---------------------------------------------------------------
                                                                       (in millions)

   Credit lines available                                  $100                               $30
   Less: Credit line advances outstanding                     8                                 -
   Less: Credit facility  supporting standby
   letters of credit                                          -                                 5
   Less: Credit facility  supporting capital
   equipment funding                                          -                                 1
                                               ---------------------------------------------------------------
   Available Credit                                        $ 92                               $24
                                               ===============================================================

All capital requirements that exceed available cash will have to be provided by external financing. Although there is no commitment to provide such financing from any source of funds, other than the short-term credit facilities discussed above, future external financing needs are expected to be satisfied by the issuance of additional short-term and long-term debt. The continued availability of these methods of financing will be dependent on many factors, including conditions in the securities markets, economic conditions, and future income and cash flow. See Part II, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (B), Capitalization and Note
(D), Short-Term Credit Arrangements" of this Form 10-K for a discussion of UIL Holdings' financing arrangements.

                            FINANCIAL COVENANTS

UIL Holdings and its subsidiaries are required to comply with certain covenants in connection with their respective loan agreements. The covenants are normal and customary in bank and loan agreements. The covenants below describe only the financial covenants in the agreements.

UIL HOLDINGS

Under the Note Purchase Agreement in connection with the 7.23% Senior Notes, Series A, due February 15, 2011, in the principal amount of $30 million, and 7.38% Senior Notes, Series B, due February 15, 2011, in the principal amount of $45 million, issued by UIL Holdings, UIL Holdings is required to (i) maintain a ratio of consolidated debt to consolidated capital of not greater than 65% (debt ratio); (ii) maintain a ratio of consolidated earnings available for interest charges to consolidated interest charges for any period of four consecutive fiscal quarters of at least 2.00 to 1.00 (interest coverage ratio); and (iii) maintain consolidated net worth of at least $345 million plus 25% of consolidated net income on a cumulative basis for each fiscal quarter for which consolidated net income is positive. At December 31, 2004, UIL Holdings' debt ratio was 49%; its interest coverage ratio was 7.61 to 1.00; and it had consolidated net worth in excess of the requirement in the amount of $149.7 million.

Under the terms of the Note Purchase Agreement, an event of default shall occur if UIL Holdings, UI, Xcelecom, or the direct parent of the non-utility subsidiaries defaults on indebtedness in the aggregate principal amount of at least $10 million due to (i) a default in payment or payments due on the indebtedness, or (ii) default in the performance of or compliance with any term or condition of the indebtedness, which could result in the requirement that such indebtedness be repaid, or (iii) the occurrence of any event or condition that could require the purchase or repayment of the indebtedness prior to maturity.

The revolving credit agreement described in Part II, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (D), Short-Term Credit Arrangements," of this Form 10-K, requires that UIL Holdings (i) maintain a ratio of consolidated debt to consolidated capital, as of the last day of each March, June, September and December, of not greater than
0.65 to 1.00; (ii) shall not cause the debt of UIL Holdings (excluding debt of its subsidiaries) to exceed $200 million in the aggregate principal amount outstanding at any time; and (iii) shall not permit the ratio of consolidated earnings available for interest charges to consolidated interest charges, determined on the last day of each March, June, September and December and for the preceding four fiscal quarters, to be less than 2.00 to 1.00 (interest coverage ratio). At December 31, 2004, UIL Holdings' consolidated debt to consolidated capital ratio was 0.49 to 1.00; its aggregate principal debt outstanding (excluding debt of its subsidiaries) was $83 million; and its interest coverage ratio was 7.61 to 1.00.

Under the terms of the Revolving Credit Agreement, an event of default shall occur if UIL Holdings or UI defaults on indebtedness in the aggregate principal amount of at least $10 million due to (i) a default in payment or payments due on the indebtedness, or (ii) default in the performance of or compliance with any term or condition of the indebtedness, which could result in the requirement that such indebtedness be repaid, or (iii) the occurrence of any event or condition that could require the purchase or repayment of the indebtedness prior to maturity.

There are no dividend restrictions or ratings triggers in connection with the above agreements.

UI

Under the Note Purchase Agreement in connection with the 4.42% Senior Notes, Series A, due December 12, 2007, in the principal amount of $74 million, and 4.89% Senior Notes, Series B, due December 12, 2009, in the principal amount of $51 million, and the Note Purchase Agreement in connection with the 3.95% Senior Notes, due December 9, 2008, in the principal amount of $100 million, UI is required to (i) maintain a ratio of consolidated debt to consolidated capital of not greater than 65% (debt ratio); and (ii) maintain a ratio of consolidated earnings available for interest charges to consolidated interest charges for any period of four consecutive fiscal quarters of at least 2.00 to 1.00 (interest coverage ratio). As of December 31, 2004, UI's debt ratio was 53%; and its interest coverage ratio was 6.38 to 1.00.

Under the terms of the Note Purchase Agreements, an event of default shall occur if UI defaults on indebtedness in the aggregate principal amount of at least $10 million due to (i) a default in payment or payments due on the indebtedness, or
(ii) default in the performance of or compliance with any term or condition of the indebtedness, which could result in the requirement that such indebtedness be repaid, or (iii) the occurrence of any event or condition that could require the purchase or repayment of the indebtedness prior to maturity.

There are no ratings triggers in connection with the above agreements.

XCELECOM

Xcelecom's revolving credit agreement, described in Part II, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (D), Short-Term Credit Arrangements," of this Form 10-K, requires that Xcelecom maintain the following financial coverage ratios: (1) the ratio of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated fixed charges (fixed charge coverage ratio) of at least
1.25 to 1.00; (2) the ratio of consolidated liabilities to consolidated net worth (liabilities to net worth ratio) of 1.00 to 1.00 or less; (3) the ratio of consolidated debt, including inter-company debt, to consolidated EBITDA (leverage ratio) of 3.50 to 1.00 or less; and (4) the ratio of consolidated debt to consolidated EBITDA (senior leverage ratio) of 2.00 to 1.00 or less. At December 31, 2004, Xcelecom's fixed charge coverage ratio was 4.20 to 1.00; liabilities to net worth ratio was 0.44 to 1.00; leverage ratio was 1.92 to 1.00; and senior leverage ratio was 1.33 to 1.00. All borrowings outstanding under this agreement are secured solely by assets of Xcelecom and its subsidiaries.

There are no ratings triggers in connection with the above agreement.

                        2005 CAPITAL RESOURCE PROJECTIONS

The amount of UIL Holdings' quarterly per share cash dividend in 2005 is expected to be equal to the cash dividend of $0.72 per share paid in each quarter of 2004. UIL Corporate (which refers to the holding company level of UIL Holdings) will continue to be entirely dependent on dividends from its subsidiaries and from external borrowings to provide the cash necessary for debt service, to pay administrative costs, to meet other contractual obligations that cannot be met by the non-utility subsidiaries, and to pay common stock dividends to UIL Holdings' shareholders. As UIL Corporate's sources of cash are limited to dividends from its subsidiaries and external borrowings, the ability to maintain future cash dividends at the level currently paid to shareholders will be dependent upon 1) growth in the earnings of UI, 2) the ability of Xcelecom and UIL Holdings' minority interest investments to begin providing dividends to UIL Corporate, or 3) a reduction in the number of shares outstanding.

In order to achieve long-term growth in earnings, UI will need to increase its rate base through capital investments. Without substantial additions to the rate base, UI's earnings will gradually decline over time due to the amortization of the CTA rate base. UIL Holdings' current strategy for Xcelecom and the minority interest investments calls for those entities to be largely cash self-sufficient in 2005. However, the ability of these entities, particularly the minority interest investments, to improve earnings, cash flow, and their ability to dividend cash to UIL Corporate without causing harm to their own operations or financial conditions cannot be assured. See the "Major Influences on Financial Condition" section of this Item 7 for more information.

UIL Holdings and its subsidiaries will continue their efforts to improve the earnings and cash flow position of UIL Holdings, to strengthen its financial position, and reduce its dividend to earnings payout ratio.

The following table represents UIL Holdings' unaudited projected sources and uses of capital for 2005:

                                                                                        (In Millions)
                                                                                       --------------
    Cash balance (unrestricted), December 31, 2004                                          $40.2
                                                                                       --------------

    Cash to be provided by operating activities of continuing operations:
      Utility                                                                                93.3
      Non-Utility                                                                             9.2
                                                                                       --------------
    Net cash projected to be provided by operating activities of continuing                 102.5
    operations
                                                                                       --------------

    Cash to be provided by (used in) investing activities of continuing operations:
      Utility uses in investing activities                                                  (58.4)
      Utility proceeds from sale/leaseback of Electric System Work Center
      facility                                                                               16.2
      Non-Utility uses in investing activities                                              (13.3)
      Non-Utility proceeds from repayment of loan to Cross-Sound                             24.0
                                                                                       --------------
    Net cash projected to be (used in) investing activities of continuing
      operations                                                                            (31.5)
                                                                                       --------------

    Cash to be (used in) financing activities of continuing operations:
      Payment of common stock dividend                                                      (41.8)
      Payment for long-term debt maturities                                                  (6.1)
                                                                                       --------------
    Net cash projected to be provided by (used in) financing activities of
      continuing operations                                                                 (47.9)
                                                                                       --------------

    Projected cash balance (unrestricted), December 31, 2005                                $63.3
                                                                                       ==============

UI

UI's cash flow from operating activities is its primary source of capital and liquidity. UI is expected to continue to generate strong cash flow from operating activities in 2005, currently projected to be in excess of $90 million. UI is expected to dividend an amount equal to its net income to UIL Holdings in 2005, currently projected to be $40 - $41 million. Funds from operations will also be used to finance approximately $59 million of capital expenditures that are required for UI to maintain and improve its electrical delivery systems, improve reliability of the system and provide superior customer service. In addition, UI is currently planning to contribute a total of $17 million to its pension and post-retirement benefits plans during 2005. UI is considering a sale/leaseback transaction of its Electric System Work Center property, which would require prior regulatory approval and would yield proceeds of approximately $16 million, if completed. In the event that funds from operations and proceeds from the anticipated sale/leaseback transaction are not sufficient to finance the entire capital expenditure program, it is expected that a portion of UI's existing cash on hand, which amounted to approximately $36 million as of December 31, 2004, would be utilized.

The following table summarizes UI's estimated capital expenditures for 2005:

                                                               2005
                                                               ----
                                                           (in Millions)
    Projected UI Capital Expenditures
       Distribution
          Recloser Program (1)                                 $  5.7
          Transformers                                            4.9
          New loads/service                                       4.5
          Cables                                                  3.5
          Poles                                                   1.6
          Substations                                             1.0
          Other                                                  11.4
                                                         --------------
        Distribution Subtotal                                    32.6
                                                         --------------

       Transmission
         Middletown/Norwalk Project (2)                          10.1
         Other                                                    5.2
                                                         --------------
       Transmission Subtotal                                     15.3
                                                         --------------

       Information Technology                                     8.9
       Other                                                      1.6
                                                         --------------
           Total Projected UI Capital Expenditures              $58.4
                                                         ==============


(1) The Recloser Program is an initiative to improve reliability of the electrical distribution system.
(2) This amount represents UI's current estimate based upon the proposed configuration of the transmission lines. There has been opposition to the planned configuration as proposed, particularly the overhead portions, and it has yet to be approved by the Connecticut Siting Council. If the project is approved in a form different than proposed, these estimates will change accordingly. UI's current total estimated cost for this project is expected to be $180 million, with the completion of the project anticipated to be in 2009. Funding for this project is expected to come from internally generated funds in the early stages, with the potential use of debt, either short-term or long-term, for the later stages of the project.

XCELECOM

The primary source of capital and liquidity for Xcelecom has been, and is expected to continue to be, cash generated by operating activities. Xcelecom maintains a revolving credit facility that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient. Changes in short-term interest rates may have an effect on borrowing costs, positively or negatively, related to this facility. Xcelecom may also increase liquidity through additional infusions of equity or inter-company debt from UIL Holdings. Xcelecom is not expected to dividend funds to UIL Holdings in 2005.

Short-term liquidity is also impacted by the type and length of construction contracts in place. During economic downturns, such as the 2001 through 2003 period, construction contracts trend away from short-cycle contracts toward larger long-term infrastructure and public sector contracts. Performance of long duration contracts typically requires working capital until initial billing milestones are achieved. While Xcelecom strives to maintain a net over-billed position with its customers, there can be no assurance that a net over-billed position can be maintained. Xcelecom's net over-billings, defined as the balance sheet accounts billings in excess of costs and estimated earnings on uncompleted contracts less cost and estimated earnings in excess of billings on uncompleted contracts, were $7.6 million and $7 million as of December 31, 2004 and December 31, 2003, respectively.

Xcelecom believes that current cash balances and borrowing capacity available under lines of credit, combined with cash expected to be generated from operations, will be sufficient to provide short-term and foreseeable long-term liquidity and meet expected capital expenditure requirements. However, Xcelecom's ability to generate positive cash flow at its historical levels could be adversely impacted by numerous risks, including economic cycles, competition, cost overruns on fixed price projects, and reductions in collections. Such reductions in cash flow, together with the financial and other covenants in Xcelecom's credit facility agreements, could limit its ability to borrow additional funds. Additionally, failing to comply with those covenants could result in an event of default, which, if not cured or waived, could have a material adverse affect on Xcelecom.

Long-term liquidity requirements can be expected to be met through cash generated from operating activities, the revolving credit facility, and if necessary long-term capitalization efforts of UIL Holdings. Over the long term, Xcelecom's primary revenue risk factor continues to be the level of demand for non-residential construction services, which is in turn influenced by macroeconomic trends including interest rates and governmental economic policy. In order to provide protection against negative demand cycles in private sector construction services, Xcelecom has increased its participation, and its backlog of contracts, in the public sector, and continues efforts to expand its computer systems network integration business line and the service content of all business lines.

Many customers require subcontractors to post performance and payment bonds issued by a surety. These bonds provide a guarantee to the customer that Xcelecom will perform under the terms of a contract and that it will pay subcontractors and vendors. If Xcelecom fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. Xcelecom must reimburse the surety for any expenses or outlays it incurs. Xcelecom has maintained a relationship with the same surety since inception in 1999. To date, Xcelecom has not had any situation in which its surety has been required to incur expenses on Xcelecom's behalf. As of December 31, 2004, the expected cost to complete projects covered by surety bonds was approximately $43 million.

The underwriter of Xcelecom's casualty insurance programs requires Xcelecom to post a letter of credit as collateral. This is common in the insurance industry. To date, there have been no amounts drawn under this letter of credit. At December 31, 2004, the letter of credit in place to collateralize insurance programs amounted to $5 million.

MINORITY INTEREST INVESTMENTS AND UIL CORPORATE

UIL Holdings' current strategy and projections call for its minority interest investments to be largely cash self-sufficient in 2005, with the exception of any funding required for the planned major plant overhaul at BE. As noted in the "Major Influences on Financial Condition - United Bridgeport Energy, Inc." section of this Item 7, UBE will require additional capital from UIL Corporate, amounting to as much as $6 million, to cover costs in 2005 related to a scheduled major plant overhaul at BE. UBE has provided a capital contribution of $2 million in February 2005, which UIL Corporate funded through use of short-term borrowings. UBE and the majority owner of BE plan to fund the additional capital requirements of BE either through further capital contributions or through a secured loan to the plant on market terms.

UCI is currently expected to be cash neutral in 2005, as Cross-Sound is expected to generate sufficient cash to fund its operations in 2005. With the completion of remediation work to bring the Cross-Sound cable into compliance with CDEP permit conditions in January 2005, there will be less uncertainty concerning the operations of the cable. This may provide the opportunity for Cross-Sound to refinance the $24.8 million loan from UIL Holdings with external project financing. If this were to occur, UIL Corporate would likely be cash positive for 2005.

Absent the refinancing of the $24.8 million loan from UIL Holdings to Cross-Sound, UIL Corporate will be dependent upon dividends from its subsidiaries and from external borrowings to provide the cash necessary for debt service, to pay administrative costs, to meet other contractual obligations that cannot be met by the non-utility subsidiaries, and to pay common stock dividends to UIL Holdings' shareholders.

                     CONTRACTUAL AND CONTINGENT OBLIGATIONS

The following are contractual and contingent obligations of UIL Holdings and its subsidiaries as of December 31, 2004.

                                                                       (IN MILLIONS)
                                               2005      2006     2007     2008     2009      THEREAFTER   TOTAL
                                               ----      ----     ----     ----     ----      ----------   -----
   Debt Maturities:
       UIL Holdings                            $4.3      $4.3     $4.3    $ 4.3   $  4.3     $  53.5       $75.0
       UI                                         -         -     74.0    100.0     51.0       195.5       420.5
                                            -------- --------- -------- -------- -------- ------------- ---------
          Total                                $4.3      $4.3    $78.3    104.3    $55.3      $249.0      $495.5
                                            ======== ========= ======== ======== ======== ============= =========

   Contractual Obligations:
       UIL Holdings
           Interest on Long-Term Debt (1)    $  5.3    $  5.0   $  4.7   $  4.4   $  4.1      $  5.6       $29.1
           Purchase Orders (2)                  0.3         -        -        -        -         -           0.3
       UI
           Lease Payments                      11.3      11.5     12.0     12.2     12.3        47.1       106.4
           Interest on Long-Term Debt (1)      14.9      14.9     14.9     11.7      7.7       101.7       165.8
           Purchase Orders (2)                  8.3         -        -        -        -          -          8.3
           Pension Contribution (3)            17.4         -        -        -        -          -         17.4
       UBE
           BE Capital Requirement               6.0         -        -        -        -          -          6.0
       UCI
         Ironbridge                             0.4         -        -        -        -          -          0.4
       Xcelecom
         Earn-Out Payments (4)                  3.8       1.3      2.4        -        -          -          7.5
         Promissory Note Payments (5)           3.8         -      0.2        -        -          -          4.0
         Non-Compete Payments (6)               1.0       0.1        -        -                   -          1.1
         Notes Payable                          1.8       0.8      0.5      0.4      0.4          -          3.9
         Lease Payments                         2.0       1.3      0.8      0.9      0.9         1.6         7.5
         Purchase Orders (2)                   43.9         -        -        -        -         -          43.9
                                            -------- --------- -------- -------- -------- ------------- ---------
            Total                            $120.2     $34.9    $35.5    $29.6    $25.4      $156.0      $401.6
                                            ======== ========= ======== ======== ======== ============= =========

                                  As of December 31, 2004
                                  -----------------------
                                       (In Millions)
       Guarantees:
         UI-Hydro-Quebec (7)               $3.3
         UCI-Hydro-Quebec (8)              $3.7

       Letters of Credit:
         Xcelecom (9)                      $5.0
         Cross-Sound (10)                  $0.3
         ISO-NE (11)                       $0.4

(1) Amounts represent interest payments on long-term debt outstanding at December 31, 2004. Interest payments will change if additional long-term debt is issued, or if current long-term debt is refinanced at different rates, in the future.
(2) Amounts represent contractual obligations for material and services on order at December 31, 2004 but not yet delivered.
(3) The total contributions to pension and post-retirement benefits plans for 2005 is estimated at $17.4 million. The actual contributions may differ depending on the allowed maximum contribution for tax purposes and fluctuations in the discount rate and return on plan assets. Contribution projections beyond 2005 are not provided due to the volatility of the factors mentioned.

(4) Xcelecom's earn-out payments are payable to the former owners of certain acquired companies and are contingent on various future financial results of each company. The actual payments may vary from these estimated amounts.
(5) Xcelecom's promissory note payments are amounts payable to the former owners of certain acquired companies. Several of the promissory notes have provisions that allow Xcelecom to set-off amounts that become due to Xcelecom pursuant to indemnities from the former owners of those acquired companies.
(6) Xcelecom's non-compete payments are amounts payable to the former owners of certain acquired companies.
(7) UI is obligated to furnish a guarantee for its participating share of the debt financing for one phase of the Hydro-Quebec transmission tie facility linking New England and Quebec, Canada. See Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note
     (J), Commitments and Contingencies - Hydro-Quebec," of this Form 10-K for further information.
(8) This amount represents UCI's and UIL Holdings' collective guarantee to Hydro-Quebec in support of Hydro-Quebec's guarantees to third parties in connection with the construction of the project. See Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (J), Commitments and Contingencies - Cross-Sound Cable Company, LLC," of this Form 10-K for further information.
(9) This amount represents Xcelecom's letter of credit in support of certain insurance programs. See Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (D), Short-Term Credit Arrangements," of this Form 10-K, which information is hereby incorporated by reference.
(10) This amount represents UCI's participating share of Cross-Sound's letter of credit to regulatory agencies.
(11) This amount represents UI's performance guarantee for participation in the ISO-NE program to secure energy resources in Southwestern Connecticut. See
     Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (J), Commitments and
     Contingencies - Independent System Operator - New England," of this Form 10-K for further information.

In general, UI purchases all of the electric power it sells to customers from two fixed price (per KWH) sources, PSEG and Dominion. UI expects that these suppliers will meet the requirements of its customers. The power to be purchased from 2005 to 2008 under the existing agreements with PSEG and Dominion is estimated to cost approximately $0.7 billion. UI will be obligated to pay only for power actually delivered by its suppliers. UI recovers prudently incurred purchase power costs pursuant to rate provisions approved by the DPUC. UI does not foresee any material risks to the recovery of its costs from the terms of the contract and rate structure. Refer to Part I, Item 1, "Business - Power Supply Arrangements," and Part II, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (J), Commitments and Contingencies - Claim of Dominion Energy Marketing, Inc.," of this Form 10-K for further information.

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

ACCOUNTING FOR REGULATED PUBLIC UTILITIES - SFAS NO. 71

Generally accepted accounting principles for regulated entities in the United States of America allow UI to give accounting recognition to the actions of regulatory authorities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." In accordance with SFAS No. 71, UI has deferred recognition of costs (a regulatory asset) or has recognized obligations (a regulatory liability) if it is probable that such costs will be recovered or obligations relieved in the future through the ratemaking process. In addition to the Regulatory Assets and Liabilities separately identified on the Consolidated Balance Sheet, there are other regulatory assets and liabilities such as certain deferred tax assets and liabilities. UI also has obligations under long-term power contracts, the recovery of which is subject to regulation. If UI, or a portion of its assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs would be required in the year in which the criteria are no longer met, if such deferred costs are not recoverable in the portion of the business that continues to meet the criteria for application of SFAS No. 71.

ACCOUNTING FOR PENSIONS AND OTHER POST-RETIREMENT BENEFITS

UIL Holdings accounts for its pension and post-retirement benefit plans in accordance with SFAS No. 87, "Employers' Accounting for Pensions" and SFAS No. 106, "Employers' Accounting for Post-retirement Benefits other than Pensions." In applying these accounting practices, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets. Delayed recognition of differences between actual results and those assumed allows for a smoother recognition of changes in benefit obligations and plan performance over the working lives of the employees who benefit under the plans. The primary assumptions are as follows:

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

These assumptions are the responsibility of management, in consultation with its outside actuarial and investment advisors. A variance in the discount rate, expected return on assets or average wage increase could have a significant impact on pension costs, assets and obligations recorded under SFAS No. 87. A variance in the health care cost trend assumption could have a significant impact on post-retirement medical expense recorded under SFAS 106.

As of December 31, 2004, UIL Holdings changed its discount rate assumption that was used to estimate 2005 pension expense from 6.00% to 5.75% to reflect the reduction in the rate of return for long-term fixed-income securities, which serves as the basis for this assumption. UIL Holdings plans to continue using 8% as the expected return on plan assets for 2005, based on projections of future expected performance developed in conjunction with UIL Holdings' actuaries and investment advisors.

There is a significant possibility that the assumptions listed above will be revised over time as economic and market conditions change. Changes in those assumptions could have a material impact on pension and post-retirement expenses. For example, if there had been a 0.25% change in the discount rate assumed at 6% to estimate 2004 pension expense, the pension expense would have increased or decreased inversely by $0.8 million; if there had been a 1% change in the expected return on assets, the pension expense would have increased or decreased inversely by $2.5 million.

The projected, long-term average wage increase is being maintained at 4.5% in 2005. In 2002, due to increases in projected health care costs, UIL Holdings increased its health care cost trend rate and assumed such cost increases would decline over the next several years and then level off. The 2005 health care cost trend rate assumption for pre-65 retirees is 12%. For 2005, the health care cost trend rate assumption for post-65 retirees is 6.5%.

UIL  Holdings'  2004  pension  and  post-retirement   benefits  expenses  were
$10.3  million  and  $5.2  million, respectively.

The assumptions are used to predict the net periodic expense on a look-forward basis. To the extent actual investment earnings, actual wage increases and other items differ from the assumptions, a gain or loss is created, and subsequently amortized into expense.

GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, UIL Holdings adopted SFAS No. 142, "Goodwill and Other Intangible Assets." This statement modified the accounting and reporting of goodwill and intangible assets. Under this standard, UIL Holdings no longer amortizes its existing goodwill. In addition, UIL Holdings is required to measure goodwill for impairment annually or more frequently if circumstances indicate possible impairment.

SFAS No. 142 requires goodwill to be allocated to reporting units and measured for impairment under a two-step test at least annually unless events trigger an earlier assessment. Goodwill attributable to UIL Holdings' reporting units was tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined by applying discounted cash flows to revenue and profit forecasts and comparing those estimated fair values with carrying values, which includes the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of impairment by determining an "implied fair value" of goodwill. Implied fair value is determined by allocating the assets and liabilities with anything left unallocated being goodwill. Due to the completion of the sale of APS in June 2004, Xcelecom is the only reporting unit of UIL Holdings to which goodwill is allocated. As of December 31, 2004, such testing indicated that there was no impairment related to the Xcelecom reporting unit.

Significant estimates were used to calculate the fair value of Xcelecom for the purpose of measuring goodwill for impairment. Such estimates include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each of the reportable units. A 1% change in the discount rate impacts the implied fair value of goodwill at December 31, 2004 for Xcelecom by approximately $4 million. This level of change in valuation would not trigger an impairment charge. UIL Holdings subjected the testing analysis to a broad range of possible outcomes and scenarios, and in each case the determinations noted above were confirmed.

Under SFAS No. 142, entities are also required to determine the useful life of other intangible assets and amortize the value over the useful life. Such intangible assets are required to be tested for impairment in a manner similar to goodwill. In accordance with SFAS No. 142, UIL Holdings has determined the useful life of other intangible assets and is amortizing the value over the useful life. In 2004, other intangible assets were tested and no impairment was found.

UNBILLED REVENUE

At the end of each accounting period, UI accrues an estimated amount for services rendered but not billed. Through the end of 2003, the calculation was based upon UI's system requirements or kilowatt-hour usage less distribution losses and UI use for a given period, reduced by kilowatt-hours already billed to customers (requirements method). Beginning in the first quarter of 2004, UI began utilizing a new customer accounting software package integrated with the network meter reading system to estimate unbilled revenue (installation method). This allows for the calculation of unbilled revenue on a customer-by-customer basis, utilizing actual daily meter readings at the end of each month to calculate consumption and pricing for each customer. A significant portion of utility retail kilowatt-hour consumption is now read through the network meter reading system. For those customers still requiring manual meter readings, consumption is estimated based upon historical usage and actual pricing for each customer.

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

PERCENT-OF-COMPLETION ACCOUNTING

Xcelecom believes its most critical accounting policy is revenue recognition from long-term contracts for which Xcelecom uses the percentage-of-completion method of accounting. Percentage-of-completion accounting is one of the prescribed methods of accounting for long-term contracts in accordance with accounting principles generally accepted in the United States of America and, accordingly, the primary method used for revenue recognition within Xcelecom's industry. Percentage-of-completion is measured principally by comparing the percentage of costs incurred to date for each contract to the estimated total costs for each contract at completion. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses become known. Application of percentage-of-completion accounting results in the recognition of costs and estimated earnings in excess of billings on uncompleted contracts within the balance sheet. Costs and estimated earnings in excess of billings on uncompleted contracts reflected on the balance sheet arise when revenues have been recognized but the amounts cannot be billed under the terms of the contracts. Such amounts are recoverable from customers based on various measures of performance, including achievement of certain milestones, completion of specified units, or completion of the contract. Due to uncertainties inherent within estimates employed to apply percentage-of-completion accounting, it is possible that estimates will be revised as project work progresses. Application of percentage-of-completion accounting requires that the impact of those revised estimates be reported in the financial statements prospectively.

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

In general contracts are considered to be substantially complete upon departure from the work site and acceptance by the customer. Contract costs include all direct material and labor costs and those indirect costs related to specific contract performance, such as indirect labor, supplies, and tools. Changes in job performance, job conditions, estimated contract costs and profitability and final contract settlements may result in revisions to costs and income, and the effects of these revisions are recognized in the period in which the revisions are determined. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined.

IMPAIRMENT OF LONG-LIVED ASSETS AND INVESTMENTS

Based on the significant amount of assets recorded by UIL Holdings for both the utility and non-utility businesses, monitoring of these assets for impairment losses is critical. SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires the recognition of impairment losses on long-lived assets when the book value of an asset exceeds the sum of the expected future undiscounted cash flows that result from the use of the asset and its eventual disposition. This standard also requires that rate-regulated companies recognize an impairment loss when a regulator excludes all or part of a cost from rates, even if the regulator allows the company to earn a return on the remaining costs allowed. Under this standard, the probability of recovery and the recognition of regulatory assets under the criteria of SFAS No. 71 must be assessed on an ongoing basis. As described in "Accounting for Regulated Public Utilities - SFAS No. 71" earlier in this section, determination that certain regulatory assets no longer qualify for accounting as such could have a material impact on both UI's and UIL Holdings' financial condition. At December 31, 2004, UI did not have any assets that were impaired under this standard.

UIL Holdings has significant amounts invested in companies accounted for under the provisions of Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock" (APB No. 18). UIL Holdings monitors these investments for impairment under the provisions of APB No. 18.

With respect to long-lived assets of the non-utility businesses, certain assumptions must be made to project the future discounted cash flows resulting from the use and eventual disposition of such long-lived assets. Examples of such assumptions include the estimated useful life of the asset, projections of future revenues and costs associated with the asset, projections of certain market conditions, estimates of future commodity prices, and assumptions regarding the outcome of certain legislative and regulatory processes. Although management believes the assumptions made measuring the recoverability of assets were reasonable based on the most currently available data at the time, there can be no assurance that actual results will match estimates. Differences in the actual outcome of events, as compared to the assumptions made, could have a material effect on financial condition.

The most significant long-lived assets of the non-utility businesses are UBE's $76.5 million investment in BE, and the $35.3 million combined carrying value of UIL Holdings' loan to, and UCI's investment in, Cross-Sound. Both assets were reviewed for impairment under the provisions of APB No. 18 as of December 31, 2004. With respect to UBE, based on natural gas and electricity forward price projections derived from the most recent DOE Annual Energy Outlook report, combined with estimated incremental revenues from RMR and Locational ICAP, no conditions were noted to give rise to impairment. If there were a 0.25% change in the discount rate assumed, the valuation would increase or decrease inversely by approximately $1.4 million. This level of change in valuation would not trigger an impairment charge. The combined carrying value of UIL Holdings' loan to, and UCI's investment in, Cross-Sound was evaluated for impairment under the assumption that all provisions of the settlement agreement under which the cable has been granted commercial operating status would be satisfied, thus making the commercial operating status of the cable permanent. Cross-Sound has agreements in place, with an overall term of 28 years, for the entire capacity of the cable, the expected cash flows from which are in excess of the carrying value of the asset. If there were a 0.25% change in the discount rate assumed, the valuation would increase or decrease inversely by approximately $0.7 million. This level of change in valuation would not trigger an impairment charge. For further discussion regarding BE and Cross-Sound, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Major Influences."

                        OFF-BALANCE SHEET ARRANGEMENTS

UIL Holdings and its subsidiaries occasionally enter into guarantee contracts in the ordinary course of business. At the time a guarantee is provided, an analysis is performed to assess the expected financial impact, if any, based on the likelihood of certain events occurring that would require UIL Holdings to perform under such guarantee. Subsequent analysis is performed on a periodic basis to assess the impact of any changes in events or circumstances. If such an analysis results in an amount that is inconsequential, no liability is recorded on the balance sheet related to the guarantee. As of December 31, 2004, UIL Holdings had certain guarantee contracts outstanding for which no liability has been recorded in the Consolidated Financial Statements (see Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (J), Commitments and Contingencies," of this Form 10-K for further discussion of such guarantees).

                          NEW ACCOUNTING STANDARDS

UIL Holdings reviews new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have. As of the filing of this Annual Report on Form 10-K, there were no new accounting standards issued that were projected to have a material impact on UIL Holdings' consolidated financial position, results of operations or liquidity. Refer to
Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (A), Statement of Accounting Policies - New Accounting Standards," for further discussion regarding new accounting standards.

                          RESULTS OF OPERATIONS

2004 VS. 2003
-------------

UIL HOLDINGS CORPORATION RESULTS OF OPERATIONS:  2004 VS. 2003
--------------------------------------------------------------

UIL Holdings' earnings from continuing operations for 2004 increased by $7.4 million, or $0.50 per share, compared to 2003. UIL Holdings reported earnings from extraordinary items of $0.2 million, or $0.01 per share in 2004. Net income from discontinued operations, including the gain on the sale of APS, increased by $56 million, or $3.90 per share, compared to the 2003 net loss of $6.2 million, or $0.44 per share. Total earnings in 2004, including extraordinary items and discontinued operations, increased by $63.6 million, or $4.41 per share, as compared to 2003.

The increase in earnings from continuing operations was mainly due to various non-recurring gains at UI related to a change in accounting estimate adjustment to unbilled revenues, a settlement by ISO-NE related to a review of the allocation of New England Power Pool transmission revenues to member companies, the resolution of tax and other post-closing issues related to UI's sale of Seabrook Station, and the impact of final decisions by the DPUC regarding the disposition of proceeds from UI's investment in nuclear generating facilities. Results at UI also benefited from lower interest charges, the DPUC's decision allowing partial recovery of increased pension and post-retirement benefits expenses from February 18, 2004 through June 24, 2004, and an increase in kilowatt-hour consumption as compared to 2003. Improved results from Xcelecom's electrical contracting business also contributed to the increase in earnings from 2003.

The table below represents a comparison of UIL Holdings' net income and earnings per share (EPS) for 2004 and 2003.

---------------------------------------------------------------------------------------------------------------------
                                                                                         2004 more (less) than 2003
                                                                                         ----------------------------
                                                      Year Ended          Year Ended
                                                      December 31,       December 31,
                                                         2004                2003            Amount          Percent
------------------------------------------------- ------------------ ------------------ ---------------- ------------
NET INCOME (IN MILLIONS EXCEPT PERCENTS
AND PER SHARE AMOUNTS)
   UI                                                    $46.5              $38.7               $7.8          20%
   Non-Utility                                            (9.6)              (9.2)              (0.4)        (4)%
                                                          -----             ------             ------
     TOTAL NET INCOME FROM CONTINUING
      OPERATIONS                                          36.9               29.5                7.4          25%
   Discontinued Operations                                49.8               (6.2)              56.0         903%
   Extraordinary Gain                                      0.2                0.0                0.2         100%
                                                         -----              ------             ------
     TOTAL NET INCOME                                    $86.9              $23.3              $63.6         273%
                                                         =====              ======             ======

EPS
   UI                                                    $3.23              $2.71              $0.52          19%
   Non-Utility                                           (0.66)             (0.64)             (0.02)          3%
                                                         ------             ------             ------
     TOTAL EPS FROM CONTINUING
      OPERATIONS - BASIC                                  2.57               2.07               0.50          24%
   Discontinued Operations                                3.46              (0.44)              3.90         886%
   Extraordinary Gain                                     0.01               0.00               0.01         100%
                                                         -----              ------             ------
     TOTAL EPS - BASIC                                   $6.04              $1.63              $4.41         271%
                                                         =====              ======             ======
     TOTAL EPS - DILUTED (NOTE A)                        $6.01              $1.63              $4.38         269%
                                                         =====              ======             ======

------------------------------------------------- ------------------ ------------------ ---------------- ------------
Note A: Reflecting the effect of dilutive stock options, performance shares and restricted stock. Such dilution does not impact the extraordinary gain, but dilutes the 2004 earnings from continuing operations by $0.01 per share and dilutes earnings from discontinued operations by $0.02 per share.

The following table presents a line-by-line breakdown of revenue and expenses from UIL Holdings' Consolidated Statement of Income by subsidiary, including comparisons between 2004 and 2003. Significant variances are explained in the discussion and analysis of individual subsidiary results that follow.

                                                                  YEAR ENDED DECEMBER 31,      2004 MORE (LESS)
(IN MILLIONS)                                                      2004           2003            THAN 2003
-------------                                                   --------        --------          ---------
OPERATING REVENUES
UI from operations                                              $  764.1          $669.6             $94.5
Xcelecom                                                           337.2           294.0              43.2
Minority Interest Investment & Other                                 0.0             0.1              (0.1)
                                                                --------        --------           --------
  TOTAL OPERATING REVENUES                                      $1,101.3          $963.7            $137.6
                                                                ========        ========           ========

FUEL AND ENERGY EXPENSES - UI                                   $  377.9          $272.7            $105.2
                                                                ========        ========           ========

OPERATION AND MAINTENANCE EXPENSES
UI                                                              $  190.4          $185.5              $4.9
Xcelecom                                                           330.1           290.0              40.1
Minority Interest Investment & Other                                 5.5             3.2               2.3
                                                                --------        --------           --------
  TOTAL OPERATION AND MAINTENANCE EXPENSES                      $  526.0          $478.7             $47.3
                                                                ========        ========           ========

DEPRECIATION AND AMORTIZATION EXPENSES
UI                                                              $   28.7           $28.3              $0.4
Xcelecom                                                             3.5             3.5               0.0
                                                                --------        --------           --------
       Subtotal depreciation                                        32.2            31.8               0.4
Amortization of regulatory assets (UI)                              34.6            49.2             (14.6)
Amortization Xcelecom                                                1.3             1.2               0.1
                                                                --------        --------           --------
  TOTAL DEPRECIATION AND AMORTIZATION EXPENSES                  $   68.1           $82.2            $(14.1)
                                                                ========        ========           ========

TAXES - OTHER THAN INCOME TAXES
UI - State gross earnings tax                                   $   25.3           $25.8             $(0.5)
UI - other                                                          14.2            13.5               0.7
Xcelecom                                                             1.8             1.8               0.0
                                                                --------        --------          --------
  TOTAL TAXES - OTHER THAN INCOME TAXES                         $   41.3           $41.1             $ 0.2
                                                                ========        ========          ========

                                                                   YEAR ENDED DECEMBER 31,        2004 MORE (LESS)
(IN MILLIONS)                                                       2004             2003             THAN 2003
-------------                                                     --------         --------           ---------
OTHER INCOME (DEDUCTIONS)
UI                                                                  $6.6              $5.3              $1.3
Xcelecom                                                             0.9               0.5               0.4
Minority Interest Investment & Other                                 1.0              (0.4)              1.4
                                                                 --------          --------          --------
  TOTAL OTHER INCOME (DEDUCTIONS)                                   $8.5              $5.4              $3.1
                                                                 ========          ========          ========

INTEREST CHARGES
UI                                                                 $14.2             $20.7             $(6.5)
UI - Amortization: debt expense, redemption premiums                 1.4               1.3               0.1
Xcelecom                                                             0.6               0.6               0.0
Minority Interest Investment & Other                                 6.6               6.6               0.0
                                                                 --------          --------          --------
   TOTAL INTEREST CHARGES                                          $22.8             $29.2             $(6.4)
                                                                 ========          ========          ========

INCOME TAXES
UI                                                                 $37.8             $39.5             $(1.7)
Xcelecom                                                             0.3              (0.9)              1.2
Minority Interest Investment & Other                                (7.4)             (5.1)             (2.3)
                                                                 --------          --------          --------
  TOTAL INCOME TAXES                                               $30.7             $33.5             $(2.8)
                                                                 ========          ========          ========

INCOME (LOSSES) FROM EQUITY INVESTMENTS
UI                                                                  $0.3              $0.3              $0.0
Minority Interest Investment & Other                                (6.4)             (2.4)             (4.0)
                                                                  --------         --------          --------
TOTAL INCOME (LOSSES) FROM EQUITY INVESTMENTS                      $(6.1)            $(2.1)            $(4.0)
                                                                  ========         ========          ========

NET INCOME
UI                                                                 $46.5             $38.7              $7.8
Xcelecom                                                             0.5              (1.7)              2.2
Minority Interest Investment & Other                               (10.1)             (7.5)             (2.6)
                                                                 --------          --------          --------
  SUBTOTAL NET INCOME FROM CONTINUING OPERATIONS                    36.9              29.5               7.4
Discontinued Operations                                             49.8              (6.2)             56.0
Extraordinary Gain - Xcelecom                                        0.2               0.0               0.2
                                                                 --------          --------           --------
  TOTAL NET INCOME                                                 $86.9             $23.3             $63.6
                                                                 ========          ========           ========

THE UNITED ILLUMINATING COMPANY RESULTS OF OPERATIONS:  2004 VS. 2003
---------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
                                                                                         2004 more (less) than 2003
                                                                                         --------------------------
                                                      Year Ended        Year Ended
                                                     December 31,       December 31,
                                                         2004               2003            Amount         Percent
-------------------------------------------------------------------------------------------------------------------
EPS FROM OPERATIONS
   Total UI - basic                                     $3.23             $2.71             $0.52           19%
                                                       ======            ======            ======
   Total UI - diluted (Note A)                          $3.22             $2.71             $0.51           19%
                                                       ======            ======            ======

-------------------------------------------------------------------------------------------------------------------
RETAIL SALES*                                          5,952             5,763               189            3%
UNBILLED ADJUSTMENT* (NOTE B)                            (46)                -               (46)          (1)%
LEAP YEAR ADJUSTMENT* (NOTE C)                           (16)                -               (16)           -
WEATHER IMPACT* (NOTE D)                                   -               (47)               47            1%
-------------------------------------------------------------------------------------------------------------------
RETAIL SALES - NORMALIZED*                             5,890             5,716               174            3%
-------------------------------------------------------------------------------------------------------------------
* Millions of kilowatt-hours
Note A: Reflecting the effect of dilutive stock options, performance shares and restricted stock.
Note B: 46 million kilowatt-hour non-recurring adjustment
        associated with a change in accounting estimate to unbilled revenue recognized in the first quarter of 2004. Percentage change reflects impact to total retail sales.
Note C: 16 million kilowatt-hour adjustment to reflect the impact of leap year in 2004. Percentage change reflects impact to total retail sales.
Note D: Percentage change reflects impact to total retail sales.

UI's net income was $46.5 million, or $3.23 per share, in 2004, compared to $38.7 million, or $2.71 per share, in 2003. The results for 2004 were improved as compared to 2003 due to an increase in kilowatt-hour volume consumption mainly attributable to economic growth, although the benefits of this growth were mitigated by milder weather in 2004 as compared to 2003. The results of 2004 also included various non-recurring items which had a net positive impact to earnings of approximately $0.31 per share. These non-recurring items were attributable to (1) a change in the accounting estimate for unbilled revenues resulting from the implementation of a new integrated software package which provides a more precise estimate of unbilled revenue, $0.07 per share positive impact, (2) a settlement by ISO-NE related to a review of the allocation of New England Power Pool transmission revenues to member companies, $0.08 per share positive impact, (3) the resolution of post-closing issues and DPUC decisions related to UI's sale of Seabrook Station, $0.11 per share positive impact, (4) a fourth quarter true-up of insurance reserves, including worker's compensation and general liability insurance, based on an analysis of claim activity by an independent actuary, $0.06 per share positive impact, (5) the recovery of increased pension and post-retirement benefits costs through June 24, 2004, $0.08 per share positive impact, (6) the reversal of certain reserves following the resolution of prior year Internal Revenue Service audits, $0.06 per share positive impact, (7) the write-off of a net operating loss receivable from the State of New Hampshire, $0.06 per share negative impact, (8) costs associated with the previously announced restructuring of the UIL and UI Finance organizations, $0.05 per share negative impact, and (9) an increase to uncollectible reserves, $0.04 per share negative impact. These net favorable variances were partially offset by higher operating expenses.

Overall, UI's revenue increased by $94.5 million, from $669.6 million in 2003 to $764.1 million in 2004. Retail revenue increased $77.7 million due mainly to an overall increase in kilowatt-hour volume of 3%, along with the impact of an average 9.9% price increase effective January 1, 2004 resulting from the transitional standard offer final decision (see "Major Influences on Financial Condition - The United Illuminating Company - Regulation," for further discussion). The price increase allowed UI to collect certain federally mandated charges from customers to offset higher costs of procuring energy (see fuel and energy expense discussion below). Of the overall 3% increase in kilowatt-hour volume, approximately 1%, or 46 million kilowatt-hours, is attributable to the non-recurring adjustment associated with a change in accounting estimate to unbilled revenue recognized in the first quarter of 2004. Milder weather in 2004, as compared to 2003, reduced kilowatt-hour volume by approximately 1%, or 47 million kilowatt-hours. Wholesale revenue decreased by $0.1 million, as compared to 2003, due to lower market prices in the New England wholesale market. Other revenues increased $16.9 million as compared to the prior year, primarily due to the settlement adjustment from ISO-NE and the reclassification of $12.8 million from retail to other revenue representing net activity reducing the GSC "bank" for the year.

Retail fuel and energy expense increased by $103.6 million from 2003. The increase was primarily due to increased supplier costs providing transitional standard offer service. UI received electricity to satisfy its transitional standard offer retail customer service requirements through a fixed-price purchased power agreement. These costs are recovered through the GSC portion of UI's unbundled retail customer rates. UI's wholesale energy expense in 2004 increased by $1.6 million compared to 2003.

UI's operation and maintenance (O&M) expenses increased by $4.9 million, from $185.5 million in 2003 to $190.4 million in 2004. The increase was attributable to a variety of factors including increases in labor, employee benefits, GSC procurement fees and bad debt expenses, partially offset by lower pension expense. The increase in bad debt expense has been largely driven by higher customer bills due to kilowatt-hour consumption and rates, along with the difficulties many customers are facing in dealing with their overall higher energy costs. Costs associated with the restructuring of the UIL Holdings and UI Finance organizations in 2004 also contributed to the increase in O&M expenses.

Amortization of regulatory assets decreased by $14.6 million in 2004 as compared to 2003. The primary reason for the reduction was due to a DPUC order in July 2003 requiring that the amortization of CTA rate base utilizing excess GSC revenues be discontinued. Pursuant to the DPUC final decision in the transitional standard offer proceedings, such excess GSC revenues are now banked and used primarily to offset monthly working capital differences between the cost of providing transitional standard offer service and the revenue collected from customers.

Other income increased by $1.3 million in 2004, as compared to 2003, mainly due to the reduction of reserves associated with UI's investment in Seabrook Station resulting from a March 2004 DPUC decision and the resolution of tax and other post-closing issues related to its sale of approximately $2.5 million. These items were partially offset by $1 million of contributions made for housing credits and the $0.6 million write-off of a net operating loss receivable from the State of New Hampshire.

Interest charges decreased by $6.4 million in 2004, as compared to the prior year, due to the refinancing of certain UI debt issues late in 2003 at lower interest rates and the reversal of reserves due to the resolution of prior year Internal Revenue Service audits.

NON-UTILITY BUSINESSES RESULTS OF OPERATIONS:  2004 VS. 2003
------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
                                                                                             2004 more (less) than 2003
                                                                                             --------------------------
                                                            Year Ended       Year Ended
                                                           December 31,     December 31,
                                                               2004             2003              Amount        Percent
 ----------------------------------------------------------------------------------------------------------------------
EPS
   Operating Business
     Xcelecom                                                  $0.04             $(0.12)           $0.16           133%

   Minority Interest Investments
     UBE                                                       (0.24)             (0.15)           (0.09)         (60)%
     UCI                                                       (0.05)             (0.05)            0.00            -
                                                             --------           --------         --------
       Subtotal Minority Interest
       Investments                                             (0.29)             (0.20)           (0.09)         (45)%

   UIL Corporate (Note A)                                      (0.41)             (0.32)           (0.09)         (28)%
                                                             --------           --------

       TOTAL NON-UTILITY EPS FROM CONTINUING
           OPERATIONS                                          (0.66)             (0.64)           (0.02)          (3)%
   Discontinued Operations                                      3.46              (0.44)            3.90           886%
   Extraordinary Gain                                           0.01               0.00             0.01           100%
                                                             --------           --------         --------
       TOTAL NON-UTILITY EPS - BASIC                           $2.81             $(1.08)           $3.89           360%
                                                             ========           ========         ========
       TOTAL NON-UTILITY EPS - DILUTED (NOTE B)                $2.79             $(1.08)           $3.87           358%
                                                             ========           ========         ========
-----------------------------------------------------------------------------------------------------------------------

Note A: Includes interest charges on intercompany debt and strategic and administrative costs of the non-utility holding company.
Note B: Reflecting the effect of dilutive stock options, performance shares and restricted stock. Such dilution does not impact the earnings from continuing operations or the extraordinary gain, but dilutes the 2004 earnings from discontinued operations by $0.02 per share.

The consolidated non-utility businesses reported a loss from continuing operations, including unallocated holding company costs, of $9.6 million, or $0.66 per share, in 2004, an increased loss of $0.4 million, or $0.02 per share, compared to 2003. Improved results at Xcelecom, which were mainly attributable to the performance of the electrical contracting business, were more than offset by increased unallocated holding company costs and higher losses at UBE, as compared to 2003. The non-utility businesses also reported an after-tax extraordinary gain of $0.2 million, or $0.01 per share, in 2004. Net income from discontinued operations for 2004, including the $46.2 million after-tax gain on the sale of APS, net of transaction costs, amounted to $49.8 million, or $3.46 per share, compared to a loss of $6.2 million, or $0.44 per share, in 2003.

Operating revenue for the non-utility businesses increased by $43.1 million, or 15% compared to 2003. The increase in revenues was primarily from Xcelecom. Operating expenses in 2004 for the non-utility businesses increased $42.5 million, or 14% from 2003, as expenses at Xcelecom rose due to the increase in business. Losses from equity investments increased by $4 million, mainly due to poor performance at BE.

The results of each of the non-utility subsidiaries for 2004 and 2003, as presented below, reflect the allocation of debt costs from the parent based on a capital structure, including an equity component, and an interest rate deemed appropriate for that type of business. The capital structure for all of the non-utility subsidiaries is 100% equity as of January 1, 2004. In 2003 the capital structure of UBE was 70% debt. UIL Holdings absorbs interest charges on the equity portion of its investments in its subsidiaries to the extent those investments are financed with debt. UIL Holdings may incur other corporate level expenses necessary to manage its investments from time to time.

The following is a detailed explanation of the change in results between 2004 and 2003 for each of UIL Holdings' non-utility businesses.

     NON-UTILITY BUSINESSES

                              XCELECOM, INC.

Xcelecom reported net income from continuing operations of $0.5 million, or $0.04 per share, in 2004, compared to a loss of $1.7 million, or $0.12 per share in 2003. The improvement in earnings from 2003 was mainly due to an improvement in revenues among all geographic regions of the electrical contracting business, as well as the absence of $0.08 per share of losses incurred on two large projects in the prior year. These improvements were partially offset by the absence of income recognized in the prior year related to the completion of a large contract. The aforementioned results of 2004 exclude an extraordinary gain of $0.2 million, or $0.01 per share, due to the determination of the actual amount of deferred acquisition payments to be paid in connection with a prior acquisition. The resolution of this contingent consideration resulted in the reversal of the excess portion of the related liability that was recognized at the time of the acquisition, and in accordance with generally accepted accounting principles, was reported as an extraordinary gain.

Although overall revenues at Xcelecom increased from 2003, the gross margin on those revenues (defined as revenues divided by cost of sales) declined. Revenues from the electrical contracting business increased from $250 million in 2003, to $303 million in 2004, while the gross margin on those revenues decreased from 14.6% in 2003 to 13.3% in 2004. Revenues from the computer network systems integration line of business declined from $42 million in 2003 to $33 million in 2004, while the gross margin on those revenues increased from 19.5% in 2003 to 22.8% in 2004.

During the fourth quarter of 2004, Xcelecom completed an acquisition in its systems integration line of business for $0.5 million in cash, plus earn-out provisions over the next five year period. This acquisition had no material effect on 2004 earnings. Although Xcelecom still does not intend to grow materially though acquisitions in the near future, this acquisition supports Xcelecom's strategy of expanding existing business platforms and capitalizing on synergies among the businesses to improve operating efficiencies.

Xcelecom's backlog of work to be completed as of December 31, 2004 amounted to $199 million, an increase of $51 million, or 35%, over comparable year-end 2003 levels. While backlog has grown at virtually all of Xcelecom's construction operating entities, the composition of this backlog is weighted more towards larger, longer-term projects than pre-recession levels, which have historically produced lower margins than smaller, faster paced projects.

     MINORITY INTEREST INVESTMENTS

                      UNITED BRIDGEPORT ENERGY, INC.

UBE owns a 33 1/3% interest in Bridgeport Energy, LLC (BE). UBE lost $3.5 million, or $0.24 per share in 2004, compared to losses of $2.2 million, or $0.15 per share in 2003. Lower energy prices due to weather, high natural gas prices and the absence of a viable capacity market to provide incentive for generating plants to remain available continued to negatively impact results. Results for 2004 have also been affected by approximately $0.4 million of pre-tax accounting adjustments related to prior years. These factors were partially offset by the elimination of interest expenses in 2004 as a result of the restructuring of UIL Holdings' intercompany loan to UBE to 100% equity beginning in 2004. The improvements recognized at UBE related to this restructuring had no effect on overall UIL Holdings' results, as all intercompany transactions are eliminated in consolidation.

Although energy and natural gas prices continue to hamper the results of BE, the plant did not require any capital contributions from UBE during 2004.

                     UNITED CAPITAL INVESTMENTS, INC.

UCI lost $0.8 million, or $0.05 per share in 2004, compared to a loss of $0.6 million, or $0.05 per share in 2003. The increased loss from the prior year was primarily due to a loss incurred at Cross-Sound as a result of the Cross-Sound cable being offline for a significant portion of the fourth quarter of 2004 while remediation work was being conducted. The remediation work, which was conducted in the New Haven navigation channel section of the Long Island Sound, was required to bring the Cross-Sound cable into compliance with permit conditions set forth by the CDEP and was completed in January 2005. UCI's 25% share of Cross-Sound's income reduced 2004 earnings by $0.3 million, or $0.02 per share, in 2004, compared to increasing 2003 earnings by a nominal amount. The impact of the loss at Cross-Sound was partially offset by lower valuation losses from other passive investments. See the "Major Influences on Financial Condition" section of this Item 7 for more information.

Cross-Sound did not require additional capital funding from its owners during 2004.

     UIL CORPORATE

UIL Holdings retains certain costs at the holding company level which are not allocated to the various non-utility subsidiaries. These costs generally include interest charges and strategic and other administrative costs. UIL Holdings' unallocated costs amounted to $5.8 million, after-tax, or $0.41 per share, in 2004, compared to $4.7 million, after-tax, or $0.32 per share, in 2003. The increased costs were mainly due to administrative expenses, such as stock-based compensation expense and costs associated with complying with the requirements of the federal Sarbanes Oxley Act, as well as the unallocated portion of costs associated with the reorganization of UIL Holdings' Finance organization. Unallocated costs at UIL Corporate were partially offset by after-tax interest income earned on the loan to Cross-Sound totaling $0.5 million, or $0.04 per share, and $0.4 million, or $0.03 per share, for the years ended December 31, 2004 and 2003, respectively. See the "Major Influences on Financial Condition - United Capital Investments" section of this Item 7 for more information regarding the loan to Cross-Sound.

     DISCONTINUED OPERATIONS

On June 22, 2004, UIL Holdings completed the sale of APS to CheckFree, pursuant to the purchase agreement entered into between the parties on December 16, 2003. APS, and its 51% ownership interest in CellCards of Illinois, LLC (CCI), were classified as discontinued operations in the fourth quarter of 2003. On February 13, 2004, CCI was sold to an independent third party for book value, excluding transaction costs.

The results of discontinued operations for 2004, including the gain on the sale of APS, amounted to earnings of $49.8 million, or $3.46 per share. The overall after-tax gain on the sale, net of all transaction costs incurred, was $46 million, or $3.20 per share. However, the after-tax effect of the sale, net of transaction costs, for 2004 was $3.21 per share, as certain transaction costs were incurred in the fourth quarter of 2003. Post-closing review procedures related to the sale were completed during the third quarter of 2004. Discontinued operations reported a loss of $6.2 million, or $0.44 per share, in 2003.

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

Several major factors contributed to the decline in earnings from continuing operations, including the absence of income from the nuclear division due to the sale of the Seabrook nuclear generating station (Seabrook) in November 2002, effects of the DPUC's 2002 Rate Case decision for UI, increased pension and post-retirement benefits costs, and a slow economic recovery affecting the non-utility businesses. Results of discontinued operations were affected by an impairment charge of $4.9 million, after-tax, taken in the fourth quarter of 2003. This impairment charge was mainly a result of UIL Holdings' reassessment of the value of APS' telephony assets as a stand-alone operation after announcing the pending sale of APS, excluding the telephony assets.

The table below represents a comparison of UIL Holdings' net income and earnings per share (EPS) for 2003 and 2002.

-----------------------------------------------------------------------------------------------------------------------
                                                                                             2003 more (less) than 2002
                                                                                             --------------------------
                                                       Year Ended       Year Ended
                                                      December 31,     December 31,
                                                          2003             2002              Amount        Percent
 ----------------------------------------------------------------------------------------------------------------------
NET INCOME (IN MILLIONS EXCEPT PERCENTS)
   UI                                                    $38.7              $48.1              ($9.4)        (20)%
   Nuclear Division                                        -                  5.8               (5.8)       (100)%
   Non-Utility                                            (9.2)              (8.2)              (1.0)        (12)%
                                                       --------           --------           --------
     TOTAL NET INCOME FROM CONTINUING
      OPERATIONS                                         $29.5              $45.7             $(16.2)        (35)%
   Discontinued Operations                                (6.2)              (1.8)              (4.4)       (244)%
                                                       --------           --------           --------
     TOTAL NET INCOME                                    $23.3              $43.9              $20.6         (47)%
                                                       ========           ========           ========

EPS
   UI                                                    $2.71              $3.38             $(0.67)        (20)%
   Nuclear Division                                       -                  0.41              (0.41)       (100)%
   Non-Utility                                           (0.64)             (0.57)             (0.07)        (12)%
                                                       --------           --------           --------
     TOTAL EPS FROM CONTINUING
      OPERATIONS - BASIC                                 $2.07              $3.22             $(1.15)        (35)%
   Discontinued Operations                               (0.44)             (0.13)             (0.31)       (238)%
                                                       --------           --------           --------
     TOTAL EPS - BASIC                                   $1.63              $3.09             $(1.46)        (47)%
                                                       ========           ========           ========
     TOTAL EPS - DILUTED (NOTE A)                        $1.63              $3.08             $(1.45)        (47)%
                                                       ========           ========           ========

-----------------------------------------------------------------------------------------------------------------------
Note A: Reflecting the effect of dilutive stock options and restricted stock. Such dilution does not impact 2003 earnings, but dilutes the
        2002 earnings from continuing operations by $0.01 per share.

The following table presents a line-by-line breakdown of revenue and expenses from UIL Holdings' Consolidated Statement of Income by subsidiary, including comparisons between 2003 and 2002. Significant variances are explained in the discussion and analysis of individual subsidiary results that follow.

                                                                   YEAR ENDED DECEMBER 31,        2003 MORE
(IN MILLIONS)                                                      2003              2002      (LESS) THAN 2002
-------------                                                      ----              ----      ----------------
OPERATING REVENUES
  UI from operations, before sharing                               $669.6        $  691.3          $(21.7)
  UI sharing from operations                                          -              (6.6)            6.6
  Nuclear                                                             -              42.8           (42.8)
  Xcelecom                                                          294.0           310.0           (16.0)
  Minority Interest Investment & Other                                0.1             0.1             0.0
                                                                   ------        ---------        --------
    TOTAL OPERATING REVENUES                                       $963.7        $1,037.6          $(73.9)
                                                                   ======        =========        ========

FUEL AND ENERGY EXPENSES
  UI                                                               $272.7        $  263.1          $  9.6
  Nuclear                                                             0.0             6.1            (6.1)
                                                                   ------        ---------        --------
    TOTAL FUEL AND ENERGY EXPENSES                                 $272.7        $  269.2          $  3.5
                                                                   ======        =========        ========

OPERATION AND MAINTENANCE EXPENSES
  UI                                                               $185.5        $  176.7          $  8.8
  Nuclear                                                             -              23.8           (23.8)
  Xcelecom                                                          290.0           301.1           (11.1)
  Minority Interest Investment & Other                                3.2             3.6            (0.4)
                                                                   ------        ---------        --------
    TOTAL OPERATION AND MAINTENANCE EXPENSES                       $478.7        $  505.2          $(26.5)
                                                                   ======        =========        ========

DEPRECIATION AND AMORTIZATION EXPENSES
  UI                                                               $ 28.3        $   27.4          $  0.9
  Nuclear                                                             -               1.2            (1.2)
  Xcelecom                                                            3.5             3.2             0.3
  Minority Interest Investment & Other                                0.1             0.0             0.1
                                                                   ------        ---------        --------
    Subtotal depreciation                                            31.9            31.8             0.1
  Amortization of regulatory assets (UI)                             49.2            59.5           (10.3)
  Amortization Xcelecom                                               1.2             1.3            (0.1)
                                                                   ------        ---------        --------
    TOTAL DEPRECIATION AND AMORTIZATION EXPENSES                   $ 82.3        $   92.6          $(10.3)
                                                                   ======        =========        ========

TAXES - OTHER THAN INCOME TAXES
  UI - State gross earnings tax                                    $ 25.8        $   28.3          $ (2.5)
  UI - other                                                         13.5            15.8            (2.3)
  Nuclear - other                                                     -               0.4            (0.4)
  Xcelecom                                                            1.8             1.5             0.3
                                                                   ------        ---------        --------
    TOTAL TAXES - OTHER THAN INCOME TAXES                          $ 41.1        $   46.0          $ (4.9)
                                                                   ======        =========        ========


                                                                   YEAR ENDED DECEMBER 31,         2003 MORE
(IN MILLIONS)                                                      2003              2002       (LESS) THAN 2002
-------------                                                      ----              ----       ----------------
OTHER INCOME AND (DEDUCTIONS)
   UI                                                             $ 5.3             $ 2.9            $  2.4
   Xcelecom                                                         0.5               0.7              (0.2)
   Minority Interest Investment & Other                            (0.4)             (1.3)              0.9
                                                                  ------            ------           -------
    TOTAL OTHER INCOME AND (DEDUCTIONS)                           $ 5.4             $ 2.3            $  3.1
                                                                  ======            ======           =======

INTEREST CHARGES
  UI                                                              $20.7             $33.8            $(13.1)
  UI - Interest on Seabrook obligation bonds owned by UI            -                (5.1)              5.1
  UI - Amortization: debt expense, redemption premiums              1.3               1.9              (0.6)
  Nuclear                                                           -                 1.5              (1.5)
  Xcelecom                                                          0.6               1.3              (0.7)
  Minority Interest Investment & Other                              6.6               5.7               0.9
                                                                  ------            ------           -------
    TOTAL INTEREST CHARGES                                        $29.2             $39.1            $ (9.9)
                                                                  ======            ======           =======

INCOME TAXES
  UI                                                              $39.5             $38.9            $  0.6
  Nuclear                                                           -                 4.0              (4.0)
  Xcelecom                                                         (0.9)              0.9              (1.8)
  Minority Interest Investment & Other                             (5.1)             (6.3)              1.2
                                                                  ------            ------           -------
    TOTAL INCOME TAXES                                            $33.5             $37.5            $ (4.0)
                                                                  ======            ======           =======

INCOME (LOSSES) FROM EQUITY INVESTMENTS
UI                                                                $ 0.3             $ 0.8            $ (0.5)
Minority Interest Investment & Other                               (2.4)             (5.4)              3.0
                                                                  ------            ------           -------
TOTAL INCOME (LOSSES) FROM EQUITY INVESTMENTS                     $(2.1)            $(4.6)           $  2.5
                                                                  ======            ======           =======

NET INCOME
  UI                                                              $38.7             $48.1            $ (9.4)
  Nuclear                                                           -                 5.8              (5.8)
  Xcelecom                                                         (1.7)              1.4              (3.1)
  Minority Interest Investment & Other                             (7.5)             (9.6)              2.1
                                                                  ------            ------           -------
    SUBTOTAL NET INCOME FROM CONTINUING OPERATIONS                 29.5              45.7             (16.2)
  Discontinued Operations                                          (6.2)             (1.8)             (4.4)
                                                                  ------            ------           -------
    TOTAL NET INCOME                                              $23.3             $43.9            $(20.6)
                                                                  ======            ======           =======

THE UNITED ILLUMINATING COMPANY RESULTS OF OPERATIONS:  2003 VS. 2002
---------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
                                                                                             2003 more (less) than 2002
                                                                                             --------------------------
                                                       Year Ended       Year Ended
                                                      December 31,     December 31,
                                                          2003             2002              Amount        Percent
 ----------------------------------------------------------------------------------------------------------------------
EPS FROM OPERATIONS
   UI before Nuclear Division and Sharing                 $2.71             $3.90            $(1.19)         (31)%
   Sharing                                                 0.00             (0.52)             0.52           100%
                                                          -----             ------           -------
     Subtotal UI excluding Nuclear                         2.71              3.38             (0.67)         (20)%
   Nuclear Division                                        0.00              0.41             (0.41)        (100)%
                                                          -----             ------           -------
     Total UI - basic                                     $2.71             $3.79            $(1.08)         (29)%
                                                          =====             ======           =======
     Total UI - diluted (Note A)                          $2.71             $3.78            $(1.07)         (28)%
                                                          =====             ======           =======
-----------------------------------------------------------------------------------------------------------------------
RETAIL SALES (MILLIONS OF KWH)                            5,763             5,781               (18)           -
-----------------------------------------------------------------------------------------------------------------------
Note A: Reflecting the effect of dilutive stock options and restricted stock.


                       UI EXCLUDING THE NUCLEAR DIVISION

Excluding the Nuclear Division, UI's net income was $38.7 million, or $2.71 per share, in 2003, compared to $48.1 million, or $3.38 per share, in 2002. The 2002 earnings of $3.38 per share included an adjustment of $0.78 per share for earnings which were in excess of the allowed 11.50% return on equity. In accordance with the DPUC earnings sharing mechanism, the $0.78 per share was allocated, or "shared," equally between shareowners, customers, and to reduce stranded costs, resulting in a reduction of 2002 net income by $0.52 per share. On a pre-sharing basis, earnings per share decreased by $1.19 per share, primarily due to effects of the DPUC's 2002 Rate Case decision, which reduced authorized return on utility common stock equity by the DPUC from 11.50% to 10.45%, effective September 26, 2002, reduced overall rates by 3%, and increased stranded cost amortization. UI had also been affected by increased pension and post-retirement benefit costs that had not been included for recovery in rates. The effect of those additional costs on earnings was somewhat mitigated by short-term actions taken by UI.

Overall, UI's total revenue decreased by $15.1 million, from $684.7 million in 2002 to $669.6 million in 2003. The decrease was primarily attributable to lower retail revenue which was negatively impacted by weather as compared to 2002. The decrease in retail revenue was mitigated by the absence of sharing in 2003, as well as higher wholesale revenue as compared to 2002.

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

UI's O&M expenses increased by $8.8 million, from $176.7 million in 2002 to $185.5 million in 2003. The increase was due primarily to increased pension and post-retirement expenses of $13.0 million, offset by decreased environmental remediation costs of $3.2 million and a decrease in other expenses of $1.0 million.

Amortization of regulatory assets decreased by $10.3 million in 2003 compared to 2002. The primary reasons for the reduction were due to a DPUC order in July 2003 requiring that the amortization of CTA rate base utilizing excess GSC revenues be discontinued until further determination and the absence of 2002 sharing amortization.

Other taxes (excluding State gross earnings tax) decreased by $2.3 million, from $15.8 million in 2002 to $13.5 million in 2003. The decrease was due to lower property taxes in 2003 as a result of the sale of Seabrook Station in November 2002.

Other income increased by $2.4 million in 2003, compared to 2002, primarily due to interest income due to a higher level of short-term investments throughout 2003.

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

NON-UTILITY BUSINESSES RESULTS OF OPERATIONS:  2003 VS. 2002
------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
                                                                                             2003 more (less) than 2002
                                                                                             --------------------------
                                                       Year Ended       Year Ended
                                                      December 31,     December 31,
                                                          2003             2002              Amount        Percent
 ----------------------------------------------------------------------------------------------------------------------
EPS
   Operating Business
     Xcelecom                                          $(0.12)           $ 0.10           $(0.22)         (220)%

   Minority Interest Investments
     UBE                                                (0.15)            (0.07)           (0.08)         (114)%
     UCI                                                (0.05)            (0.31)            0.26             84%
                                                       -------           -------          -------
       Subtotal Minority Interest
       Investments                                      (0.20)            (0.38)            0.18             47%

   UIL Corporate (Note A)                               (0.32)            (0.29)           (0.03)          (10)%
                                                       -------           -------          -------

       TOTAL NON-UTILITY EPS FROM CONTINUING
        OPERATIONS                                      (0.64)            (0.57)           (0.07)          (12)%
   Discontinued Operations                              (0.44)            (0.13)           (0.31)         (238)%
                                                       -------           -------          -------
       TOTAL NON-UTILITY EPS - BASIC                   $(1.08)           $(0.70)          $(0.38)          (54)%
                                                       =======           =======          =======
       TOTAL NON-UTILITY EPS - DILUTED (NOTE B)        $(1.08)           $(0.70)          $(0.38)          (54)%
                                                       =======           =======          =======
-----------------------------------------------------------------------------------------------------------------------

Note A: Includes interest charges on intercompany debt and strategic and administrative costs of the non-utility holding company.
Note B: Reflecting the effect of dilutive stock options and restricted stock.

The consolidated non-utility businesses reported a loss from continuing operations, including unallocated holding company costs, of $9.2 million, or $0.64 per share, in 2003, an increased loss of $1.0 million, or $0.07 per share, compared to a loss of $8.2 million, or $0.57 per share, in 2002. The slow economic recovery in the East Coast region had a negative impact on the results of Xcelecom, which was the primary driver for the decrease in earnings from continuing operations as compared to 2002. Results at UBE were hampered by the effects of high natural gas prices and lower installed capability revenues. The decreases at Xcelecom and UBE were partially offset by lower losses from continuing operations at UCI for 2003, due to the absence of an impairment charge which affected 2002, and improved valuations of minority interest investments. Results from discontinued operations for 2003 amounted to a loss of $6.2 million, or $0.44 per share, compared to a loss of $1.8 million, or $0.13 per share in 2002. The increased loss from discontinued operations was mainly due to an impairment charge recognized in the fourth quarter of 2003 related to APS' telephony assets.

Operating revenue for the non-utility businesses decreased by $16 million, or 5%. All of the decrease in revenues came from Xcelecom. Total operating expenses for the non-utility businesses decreased by $10.9 million, or 3%, due to the decrease in business at Xcelecom. Losses from equity investments decreased by $3 million, or 56%, due to lower valuation losses and the absence of an impairment charge recognized in 2002.

The results of each of the non-utility subsidiaries for 2003 and 2002, as presented below, reflect the allocation of debt costs from the parent based on a capital structure, including an equity component, and an interest rate deemed appropriate for that type of business. The targeted capital structures for each of the non-utility subsidiaries are:

100% equity for UCI, 65% equity and 35% debt for Xcelecom for all periods prior to the second quarter of 2002 and 100% equity beginning in the second quarter of 2002, and 30% equity and 70% debt for UBE through the end of 2003 and 100% equity beginning in 2004. UIL Holdings absorbs interest charges on the equity portion of its investments in its subsidiaries to the extent those investments are financed with debt. UIL Holdings may incur other corporate level expenses necessary to manage its investments from time to time.

The following is a detailed explanation of the change in results between 2002 and 2003 for each of UIL Holdings' non-utility businesses.

     NON-UTILITY BUSINESSES

                              XCELECOM, INC.

Xcelecom lost $1.7 million, or $0.12 per share, in 2003, compared to earnings of $1.4 million, or $0.10 per share in 2002. A slow economic recovery in the East Coast region was the primary driver for the lower results in 2003. This had caused contract postponements and cancellations, increased competition for fewer jobs, and decreasing project margins. Executive severance costs also affected performance at Xcelecom in 2003 (by approximately $0.03 per share). Additionally, the completion of several large, profitable non-recurring contracts in 2002 that had not been replaced with comparable contracts in 2003 contributed to the earnings decline. The negative earnings impact of these items was partly offset by improved performance in the systems integration division in 2003 as compared to 2002.

     MINORITY INTEREST INVESTMENTS

                       UNITED BRIDGEPORT ENERGY, INC.

UBE owns a 33 1/3% interest in Bridgeport Energy, LLC (BE). UBE lost $2.2 million, or $0.15 per share, in 2003, compared to losses of $1.0 million, or $0.07 per share in 2002. UBE results were hampered by high natural gas prices which kept both margins and sales levels low at BE in 2003, resulting in a $0.06 per share decline in earnings from energy revenues as compared to 2002. Installed capability revenues reduced 2003 earnings by $0.21 per share compared to 2002. The absence of a non-recurring insurance benefit of $0.05 per share recognized in 2002 also contributed to the decline in earnings from the prior year. These decreases were partially offset by the absence of major overhaul expenses in 2003, which amounted to $0.25 per share in 2002.

                      UNITED CAPITAL INVESTMENTS, INC.

UCI lost $0.6 million, or $0.05 per share in 2003, compared to a loss of $4.4 million, or $0.31 per share, in 2002. An impairment of UCI's investment in Gemini Networks, Inc., a broadband fiber-optic business, caused a one-time charge of $0.16 per share in 2002. The remaining improvement in earnings from 2002 of $0.15 per share was due to better performance of minority interest investments and reduced administrative costs. UCI recorded $0.1 million in income from the Cross-Sound Cable project in 2003 based on the terms of an interim operating agreement.

     UIL CORPORATE

UIL Holdings retains certain costs at the holding company level which are not allocated to the various non-utility subsidiaries. These costs generally include interest charges and strategic and other administrative costs. UIL Holdings' unallocated costs amounted to $4.7 million, after-tax, or $0.32 per share, in 2003, compared to $4.2 million, after-tax, or $0.29 per share, in 2002. The increased costs were due to increased administrative expenses in 2003.

     DISCONTINUED OPERATIONS

On June 22, 2004, UIL Holdings completed the sale of APS to CheckFree, pursuant to the purchase agreement entered into between the parties on December 16, 2003. APS, and its 51% ownership interest in CellCards of Illinois, LLC (CCI), were classified as discontinued operations in the fourth quarter of 2003. On February 13, 2004, CCI was sold to an independent third party for book value, excluding transaction costs.

Net loss from discontinued operations amounted to $6.2 million, or $0.44 per share, in 2003, compared to a net loss of $1.8 million, or $0.13 per share in 2002. The results of 2003 were affected by an after-tax impairment charge of $4.9 million, or $0.34 per share. This impairment charge was a result of UIL Holdings' reassessment of the value of APS' telephony assets as a stand-alone operation after announcing the pending sale of the remainder of APS. In addition to the impairment charge, transaction costs incurred in 2003 associated with the sale of APS amounted to $0.2 million, after-tax, or $0.01 per share. The results of 2003 were also affected by other non-recurring charges totaling $1.0 million, after-tax, or $0.07 per share. These charges were comprised of a write-down of equipment values, a liability associated with vacated leased property, and a loss on the sale of the investment in Bill Matrix. In accordance with SFAS No. 144, depreciation of assets classified as "held for sale" was ceased as of December 16, 2003. As such, 2003 depreciation and amortization expense was $0.1 million, after-tax, lower than it would have been if the assets of APS had been depreciated through the end of 2003.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

UIL Holdings' and UI's primary market risk is the interest rate risk that occurs in the refinancing of fixed rate debt at maturity and in the remarketing of multi-annual tax-exempt bonds. The weighted average remaining fixed rate period of outstanding long-term debt obligations of UIL Holdings and UI as of December 31, 2004 is 3.3 years, at an average interest rate of 4.1%. Given the term of the fixed rate debt, UIL Holdings believes that it has no material quantitative or qualitative exposure to market risk. In addition, historically, UI has been able to include its interest costs in revenue requirements for recovery through rates.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                              UIL HOLDINGS CORPORATION
                                          CONSOLIDATED STATEMENT OF INCOME
                                  For the Years Ended December 31, 2004, 2003 and 2002
                                         (Thousands except per share amounts)

                                                                          2004        2003        2002
                                                                          ----        ----        ----
OPERATING REVENUES (NOTE F)
  Utility                                                            $  764,027   $ 669,620   $  727,533
  Non-utility businesses                                                337,260     294,057      310,063
                                                                     -----------  ----------  -----------
       Total Operating Revenues                                       1,101,287     963,677    1,037,596
                                                                     -----------  ----------  -----------
OPERATING EXPENSES
  Operation
     Fuel and energy (Note F)                                           377,905     272,673      269,195
     Operation and maintenance                                          526,021     478,720      505,162
  Depreciation and amortization (Note F)                                 68,086      82,239       92,567
  Taxes - other than income taxes (Note F)                               41,285      41,088       45,970
                                                                     -----------  ----------  -----------
       Total Operating Expenses                                       1,013,297     874,720      912,894
                                                                     -----------  ----------  -----------
OPERATING INCOME FROM CONTINUING OPERATIONS                              87,990      88,957      124,702
                                                                     -----------  ----------  -----------

OTHER INCOME AND (DEDUCTIONS), NET (NOTE F)                               8,591       5,383        2,265
                                                                     -----------  ----------  -----------

INTEREST CHARGES, NET
  Interest on long-term debt                                             20,252      25,590       40,582
  Interest on Seabrook Lease Obligation Bonds owned by UI                     -           -       (5,122)
  Other interest, net (Note F)                                            1,049       2,403        1,717
                                                                     -----------  ----------  -----------
                                                                         21,301      27,993       37,177
  Amortization of debt expense and redemption premiums                    1,490       1,267        1,969
                                                                     -----------  ----------  -----------
       Interest Charges, net                                             22,791      29,260       39,146
                                                                     -----------  ----------  -----------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                    73,790      65,080       87,821
                                                                     -----------  ----------  -----------

INCOME TAXES (NOTE E)                                                    30,735      33,450       37,478
                                                                     -----------  ----------  -----------

INCOME FROM CONTINUING OPERATIONS OF CONSOLIDATED COMPANIES              43,055      31,630       50,343
INCOME (LOSSES) FROM EQUITY INVESTMENTS                                  (6,137)     (2,093)      (4,592)
                                                                     -----------  ----------  -----------

INCOME FROM CONTINUING OPERATIONS                                        36,918      29,537       45,751
DISCONTINUED OPERATIONS, NET OF TAX (NOTE O)                             49,824      (6,251)      (1,804)
EXTRAORDINARY GAIN, NET OF TAX (NOTE Q)                                     203           -            -
                                                                     -----------  ----------  -----------

NET INCOME                                                           $   86,945   $  23,286   $   43,947
                                                                     ===========  ==========  ===========

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC                      14,390      14,291       14,239
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED                    14,473      14,304       14,282

EARNINGS PER SHARE OF COMMON STOCK - BASIC:
  CONTINUING OPERATIONS                                              $     2.57   $    2.07    $    3.22
  DISCONTINUED OPERATIONS                                            $     3.46   $   (0.44)   $   (0.13)
  EXTRAORDINARY GAIN                                                 $     0.01   $       -    $       -
                                                                     -----------  ----------  -----------
  NET EARNINGS                                                       $     6.04   $    1.63    $    3.09

EARNINGS PER SHARE OF COMMON STOCK - DILUTED:
  CONTINUING OPERATIONS                                              $    2.56    $    2.07    $    3.21
  DISCONTINUED OPERATIONS                                            $    3.44    $   (0.44)   $   (0.13)
  EXTRAORDINARY GAIN                                                 $    0.01    $       -    $       -
                                                                     ----------   ----------  -----------
  NET EARNINGS                                                       $    6.01    $    1.63    $    3.08

CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                    $    2.88    $    2.88    $    2.88
----------------------------------------------------------------------------------------------------------------

                                                 UIL HOLDINGS CORPORATION
                                     CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   For the Years Ended December 31, 2004, 2003 and 2002
                                          (Thousands except per share amounts)

                                                                         2004         2003         2002
                                                                         ----         ----         ----

NET INCOME                                                           $   86,945   $  23,286    $  43,947
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
  Unrealized gain (loss) on marketable securities (Note A)                    -           -         (519)
  Minimum pension liability (Note A)                                        (77)     26,198      (26,694)
                                                                     -----------  ----------   ----------
    OTHER COMPREHENSIVE INCOME (LOSS)                                       (77)     26,198      (27,213)
                                                                     -----------  ----------   ----------
COMPREHENSIVE INCOME  (NOTE A)                                       $   86,868   $  49,484    $  16,734
                                                                     ===========  ==========   ==========




                                  The accompanying Notes to the Consolidated Financial
                               Statements are an integral part of the financial statements.


                                       UIL HOLDINGS CORPORATION
                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                          FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                         (THOUSANDS OF DOLLARS)

                                                                          2004          2003          2002
                                                                          ----          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                          $   86,945    $   23,286    $  43,947
                                                                      -----------   -----------   ----------
  Adjustments to reconcile net income
   to net cash provided by operating activities:
     (Income) loss from discontinued operations, net of tax             (49,824)             -            -
     Extraordinary (gain) loss, net of tax (Note Q)                        (203)         6,251        1,804
     Depreciation and amortization                                       46,679         59,472       65,972
     Purchase power contract amortization (Note F)                       22,897         24,034       24,014
     Purchase Power above market fuel expense credit (Note F)           (22,897)       (24,034)     (24,014)
     Deferred income taxes                                                8,985         17,715       67,716
     Future tax benefits (Note E)                                         6,800         36,976      (45,192)
     Stock-based compensation expense (Note A)                            2,562            728            -
     Deferred investment tax credits - net                                 (430)          (387)        (564)
     Amortization of nuclear fuel                                             -              -        4,640
     Allowance for funds used during construction                        (1,761)        (2,491)      (2,220)
     Undistributed Income (Losses) from Equity Investments                6,137          2,093        4,592
     Changes in:
       Accounts receivable - net                                        (31,129)         8,529       14,307
       Materials and supplies                                              (962)          (425)         100
       Prepayments                                                         (630)           521          998
       Accounts payable                                                  37,466         (7,492)       1,878
       Interest accrued                                                  (2,205)        (1,098)       3,139
       Taxes accrued                                                     10,659        (14,100)       1,767
       Prepaid Pension                                                  (16,738)       (45,000)           -
       Other assets                                                     (17,177)        15,565      (27,887)
       Other liabilities                                                 14,184        (10,877)       4,379
                                                                     -----------    -----------   ----------
      Total Adjustments                                                  12,413         65,980       95,429
                                                                     -----------    -----------   ----------
   Cash provided by Continuing Operations                                99,358         89,266      139,376
   Cash provided by (used in) Discontinued Operations                     3,375           (403)       8,249
                                                                     -----------    -----------   ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               102,733         88,863      147,625
                                                                     -----------    -----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of businesses, net of cash acquired                         (463)             -       (7,691)
   Non-utility passive investments                                            -              -       (5,126)
   Net proceeds from sale of generation facilities                            -              -       79,214
   Loan to Cross-Sound Cable Project                                       (826)       (23,986)           -
   Deferred payments in prior acquisitions                               (2,980)        (2,757)      (4,967)
   Plant expenditures, including nuclear fuel                           (48,952)       (52,309)     (52,909)
   Acquisition of Electric System Work Center facility                  (16,210)             -            -
   Redemption of investment in Seabrook Lease Obligation Bonds                -              -       80,794
   Investment (retirement) in debt securities, net                            -              -        5,043
   Changes in restricted cash                                             1,092          4,595       (2,348)
                                                                     -----------    -----------   ----------
   Cash provided by (used in) Continuing Operations                     (68,339)       (74,457)      92,010
   Cash provided by (used in) Discontinued Operations                    69,886           (119)     (10,824)
                                                                     -----------    -----------   ----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                       1,547        (74,576)      81,186
                                                                     -----------    -----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuances of:
      Common stock                                                        7,684          1,371        6,132
      Long-term debt                                                          -         98,711      125,000
   (Purchase) sale of pollution control revenue refunding bonds               -         25,000      (25,000)
   Notes payable                                                        (59,007)        14,411        7,195
   Long-term debt securities redeemed and retired                             -       (100,000)    (100,000)
   Termination of Seabrook Lease Obligation                                   -              -     (208,900)
   Expenses of issuances                                                      -         (2,765)        (526)
   Lease obligations                                                          -           (473)        (509)
   Payment of common stock dividend                                     (41,347)       (41,137)     (40,917)
                                                                     -----------    -----------   ----------
   Cash (used in) Continuing Operations                                 (92,670)        (4,882)    (237,525)
   Cash provided by Discontinued Operations                                 (59)           299        2,575
                                                                     -----------    -----------   ----------
NET CASH (USED IN) FINANCING ACTIVITIES                                 (92,729)        (4,583)    (234,950)
                                                                     -----------    -----------   ----------

CASH AND TEMPORARY CASH INVESTMENTS:
NET CHANGE FOR THE PERIOD                                                11,551          9,704       (6,139)
BALANCE AT BEGINNING OF PERIOD                                           28,614         18,910       25,049
                                                                     -----------    -----------   ----------
BALANCE AT END OF PERIOD                                             $   40,165     $   28,614    $  18,910
                                                                     ===========    ===========   ==========

CASH PAID DURING THE PERIOD FOR:
   Interest (net of amount capitalized)                              $   22,799     $   28,079    $  36,782
                                                                     ===========    ===========   ==========
   Income taxes                                                      $   35,661     $    3,000    $  12,800
                                                                     ===========    ===========   ==========

                        The accompanying Notes to the Consolidated Financial
                    Statements are an integral part of the financial statements.

                                 UIL HOLDINGS CORPORATION
                                CONSOLIDATED BALANCE SHEET
                                December 31, 2004 and 2003

                                         ASSETS
                                 (Thousands of Dollars)

                                                                          2004                 2003
                                                                          ----                 ----
Current Assets
  Unrestricted cash and temporary cash investments                   $    40,165          $    28,614
  Restricted cash                                                            291                1,384
  Utility accounts receivable less allowance of $2,600 and $1,654         62,801               54,780
  Other accounts receivable less allowance of $1,334 and $1,648          102,832               80,532
  Unbilled revenues                                                       39,750               32,246
  Materials and supplies, at average cost                                  5,421                4,458
  Deferred and refundable income taxes                                     4,355               24,944
  Prepayments                                                              2,083                1,451
  Current assets of discontinued operations held for sale                      -              103,697
  Other                                                                      380                1,323
                                                                 ----------------     ----------------
     Total Current Assets                                                258,078              333,429
                                                                 ----------------     ----------------

Investments
  Investment in United Bridgeport Energy facility                         76,512               82,090
  Other                                                                   24,191               20,283
                                                                 ----------------     ----------------
     Total  Investments                                                  100,703              102,373
                                                                 ----------------     ----------------

Property, Plant and Equipment at original cost
  In service                                                             786,369              784,409
  Less, accumulated depreciation                                         274,634              272,082
                                                                 ----------------     ----------------
                                                                         511,735              512,327
Construction work in progress                                             52,117               36,467
                                                                 ----------------     ----------------
     Net Property, Plant and Equipment                                   563,852              548,794
                                                                 ----------------     ----------------

Regulatory Assets (FUTURE AMOUNTS DUE FROM CUSTOMERS
                   THROUGH THE RATEMAKING PROCESS)
  Nuclear plant investments-above market                                 416,060              436,505
  Income taxes due principally to book-tax differences                    85,322               98,116
  Long-term purchase power contracts-above market                         71,920               88,024
  Connecticut Yankee                                                      47,565               51,579
  Unamortized redemption costs                                            18,523               19,325
  Other                                                                   56,966               43,259
                                                                 ----------------     ----------------
     Total Regulatory Assets                                             696,356              736,808
                                                                 ----------------     ----------------

Deferred Charges
  Goodwill                                                                70,496               68,554
  Unamortized debt issuance expenses                                       7,537                6,670
  Prepaid Pension                                                         49,510               43,927
  Long-term receivable - Cross-Sound Cable Project                        24,812               23,986
  Other long-term receivable                                              15,991               13,575
  Other                                                                      273                2,120
                                                                 ----------------     ----------------
     Total Deferred Charges                                              168,619              158,832
                                                                 ----------------     ----------------

Long-term assets of discontinued operations held for sale                      -               17,930
                                                                 ----------------     ----------------

     Total Assets                                                    $ 1,787,608          $ 1,898,166
                                                                 ================     ================

                               The accompanying Notes to the Consolidated Financial
                           Statements are an integral part of the financial statements.

                             UIL HOLDINGS CORPORATION
                            CONSOLIDATED BALANCE SHEET
                            December 31, 2004 and 2003

                           LIABILITIES AND CAPITALIZATION
                               (Thousands of Dollars)

                                                                          2004                2003
                                                                          ----                ----
Current Liabilities
  Notes payable                                                      $    13,462        $    65,161
  Current portion of long-term debt                                        4,286                  -
  Accounts payable                                                        75,278             36,729
  Dividends payable                                                       10,444             10,299
  Accrued liabilities                                                     66,147             62,487
  Deferred revenues - non-utility businesses                              18,821             14,957
  Interest accrued                                                         4,153              6,358
  Taxes accrued                                                            5,033              6,655
  Obligations under capital leases                                             -             14,815
  Current liabilities of discontinued operations held for sale                 -             94,267
                                                                 ----------------    ---------------
          Total Current Liabilities                                      197,624            311,728
                                                                 ----------------    ---------------

Noncurrent Liabilities
  Purchase power contract obligation                                      71,920             88,024
  Pension accrued                                                          6,425              8,166
  Connecticut Yankee contract obligation                                  47,565             47,213
  Long-term notes payable                                                  2,587             10,478
  Other                                                                   18,937             17,574
                                                                 ----------------    ---------------
          Total Noncurrent Liabilities                                   147,434            171,455
                                                                 ----------------    ---------------

Deferred Income Taxes, Net(FUTURE TAX LIABILITIES OWED
                           TO TAXING AUTHORITIES)                        345,482            345,676
                                                                 ----------------    ---------------

Regulatory Liabilities   (FUTURE AMOUNTS OWED TO CUSTOMERS
                          THROUGH THE RATEMAKING PROCESS)
  Accumulated deferred investment tax credits                             12,383             12,813
  Deferred gains on sale of property                                      33,044             33,679
  Asset removal cost                                                       7,217             14,071
  Other                                                                    4,853             19,589
                                                                 ----------------    ---------------
          Total Regulatory Liabilities                                    57,497             80,152
                                                                 ----------------    ---------------

Long-term liabilities of discontinued operations held for sale                 -                921
                                                                 ----------------    ---------------

Commitments and Contingencies (Note J)

Capitalization (Note B)
      Net long-term debt                                                 491,174            495,460

  Common Stock Equity
    Common stock (no par value, 14,505,896 and 14,314,599
         shares outstanding at December 31, 2004 and 2003)               304,347            297,321
    Paid-in capital                                                        6,989              4,413
    Capital stock expense                                                 (2,170)            (2,170)
    Unearned employee stock ownership plan equity                         (4,512)            (5,461)
    Unearned compensation                                                   (640)              (335)
    Accumulated other comprehensive loss                                    (573)              (496)
    Retained earnings                                                    244,956            199,502
                                                                 ----------------    ---------------
          Net Common Stock Equity                                        548,397            492,774

          Total Capitalization                                         1,039,571            988,234
                                                                 ----------------    ---------------

          Total Liabilities and Capitalization                       $ 1,787,608        $ 1,898,166
                                                                 ================    ===============

                               The accompanying Notes to the Consolidated Financial Statements are an
                                          integral part of the financial statements.

                                                           UIL HOLDINGS CORPORATION
                                           Consolidated Statement of Changes in Shareholders' Equity
                                                       December 31, 2004, 2003 and 2002
                                                              (Thousands of Dollars)

                                                                                                     Accumulated
                                                                   Capital  Unearned                  Other
                                       Common Stock      Paid-in    Stock     ESOP     Unearned   Comprehensive  Retained
                                   SHARES(a)   AMOUNT    CAPITAL   EXPENSE   EQUITY  COMPENSATION  INCOME (LOSS) EARNINGS    TOTAL

------------------------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 2001   14,115,781  $291,788    $2,760   ($2,170) ($7,361)   $       -        $519     $214,459  $499,995
------------------------------------------------------------------------------------------------------------------------------------

 Net income for 2002                                                                                               43,947    43,947
 Cash dividends on common
  stock - $2.88
  per share                                                                                                       (41,029)  (41,029)
 Issuance of 128,359 shares
  common stock - no par value        128,359     4,713       764                                                              5,477
 Unrealized loss on investment
 (net of tax benefit of $344)                                                                           (519)                  (519)
 Minimum pension liability
  adjustment (net of
  deferred tax benefit of $17,703)                                                                   (26,694)               (26,694)
 Allocation of benefits - ESOP        27,940                 225                950                                           1,175
------------------------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 2002   14,272,080   296,501     3,749    (2,170)   6,411)           -     (26,694)     217,377   482,352
------------------------------------------------------------------------------------------------------------------------------------

 Net income for 2003                                                                                               23,286    23,286
 Cash dividends on common
  stock - $2.88 per share                                                                                         (41,161)  (41,161)
 Issuance of 14,579 shares
  common stock - no par value         14,579       820        24                                                                844
 Stock based compensation                                    611                              115                               726
 Unearned stock compensation                                                                 (450)                             (450)
 Minimum pension liability
  adjustment (net of deferred
  tax expense of $18,802)                                                                             26,198                 26,198
 Allocation of benefits - ESOP        27,940                  29                950                                             979
------------------------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 2003   14,314,599   297,321     4,413    (2,170)  (5,461)        (335)       (496)     199,502   492,774
------------------------------------------------------------------------------------------------------------------------------------

 Net income for 2004                                                                                               86,945    86,945
 Cash dividends on common
  stock - $2.88 per share                                                                                         (41,491)  (41,491)
 Issuance of 163,354 shares
  common stock - no par value        163,354     7,026       392                                                              7,418
 Stock based compensation                                  1,964                              311                             2,275
 Unearned stock compensation                                                                 (616)                             (616)
 Minimum pension liability
  adjustment (net of deferred
  tax benefit of $71)                                                                                    (77)                   (77)
 Allocation of benefits - ESOP        27,943                 220                949                                           1,169
------------------------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 2004   14,505,896  $304,347    $6,989   ($2,170) ($4,512)       ($640)      ($573)    $244,956  $548,397
------------------------------------------------------------------------------------------------------------------------------------

(a) There were 30,000,000 shares authorized in 2004, 2003 and 2002.


                                                        The accompanying Notes to Consolidated Financial
                                                  Statements are an integral part of the financial statements.

                          UIL HOLDINGS CORPORATION

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A)  STATEMENT OF ACCOUNTING POLICIES

UIL Holdings Corporation (UIL Holdings) was formed in July 2000 and is an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935. Through its various subsidiaries, UIL Holdings operates in two principal lines of business: utility and non-utility. The utility business consists of the electric transmission and distribution operations of The United Illuminating Company (UI). The non-utility business consists of the operations of Xcelecom, Inc. (Xcelecom) and two entities United Capital Investments, Inc. (UCI) and United Bridgeport Energy, Inc. (UBE), which hold minority ownership interests in their respective investments. The non-utility businesses also included the operations of American Payment Systems, Inc. (APS) until the completion of its sale to CheckFree Corporation (CheckFree) on June 22, 2004. UIL Holdings is headquartered in New Haven, Connecticut, where its senior management maintains offices and is responsible for overall planning, operating and financial functions.

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

REGULATORY ACCOUNTING

Generally accepted accounting principles for regulated entities in the United States of America allow UI to give accounting recognition to the actions of regulatory authorities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." In accordance with SFAS No. 71, UI has deferred recognition of costs (a regulatory asset) or has recognized obligations (a regulatory liability) if it is probable that such costs will be recovered or obligations relieved in the future through the ratemaking process. The Restructuring Act enacted in Connecticut in 1998 provides for UI to recover previously deferred costs through ongoing assessments to be included in future regulated service rates. See Note (C), "Regulatory Proceedings," for a discussion of the recovery of UI's stranded costs associated with the generation portion of its assets and operations, as well as a discussion of the regulatory decisions that provide for such recovery. In addition to the Regulatory Assets and Liabilities separately identified on the Consolidated Balance Sheet, there are other regulatory assets and liabilities such as certain deferred tax liabilities. UI also has obligations under long-term power contracts, the recovery of which is subject to regulation. If UI, or a portion of its assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs would be required in the year in which the criteria are no longer met, if such deferred costs are not recoverable in the portion of the business that

                          UIL HOLDINGS CORPORATION
continues to meet the criteria for application of SFAS No. 71. UI expects to continue to meet the criteria for application of SFAS No. 71 for the foreseeable future. If a change in accounting were to occur, it could have a material adverse effect on UI's earnings and retained earnings in that year and could have a material adverse effect on UI's ongoing financial condition as well.

PROPERTY, PLANT AND EQUIPMENT

The cost of additions to property, plant and equipment and the cost of renewals and betterments are capitalized. Cost consists of labor, materials, services and certain indirect construction costs, including an allowance for funds used during construction in the case of utility plant. The costs of current repairs, major maintenance projects and minor replacements, are charged to appropriate operating expense accounts as incurred. The original cost of utility property, plant and equipment retired or otherwise disposed of and the cost of removal, less salvage, are charged to the accumulated provision for depreciation. Upon disposal or retirement of depreciable non-utility businesses' property, the appropriate plant accounts and accumulated depreciation are reduced by the related costs. Any resulting gain or loss is recognized in the income statement.

UI accrues for estimated costs of removal for certain of its plant-in-service. Such removal costs are included in the approved rates used to depreciate these assets. At the end of the service life of the applicable assets, the accumulated depreciation in excess of the historical cost of the asset provides for the estimated cost of removal. In accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations," UI's accrued costs of removal have been reclassified to a regulatory liability. The amount of accrued costs of removal reclassified to a regulatory liability as of December 31, 2003 totaled $14.1 million and was based upon UI's best estimate developed from its previous depreciation studies. In the third quarter of 2004, a new independent third party study was completed to update UI's cost of removal accrual and amounts to be accrued in future years. Based on the results of this study and activity during 2004, accrued costs of removal as of December 31, 2004 totaled $7.2 million.

UIL Holdings' property, plant and equipment as of December 31, 2004 and 2003 was comprised as follows:

                                                        2004          2003
                                                        ----          ----
                                                          (In Thousands)
     Utility:
           Transmission plant                          $144,340      $141,870
           Distribution plant                           494,527       497,233
           General plant                                 54,402        59,662
           Software                                      56,432        51,147
           Other plant                                    1,842         1,847
                                                    -------------------------
              Subtotal                                  751,543       751,759
     Non-utility business units                          34,826        32,650
                                                    -------------------------
     Total property, plant & equipment                  786,369       784,409
     Less accumulated depreciation:
           Utility                                      250,430       251,100
           Non-utility business units                    24,204        20,982
                                                    -------------------------
       Subtotal accumulated depreciation                274,634       272,082
                                                    -------------------------
                                                        511,735       512,327
     Construction work in progress                       52,117        36,467
                                                    -------------------------
       Net property, plant & equipment                 $563,852      $548,794
                                                    =========================

                          UIL HOLDINGS CORPORATION

DEPRECIATION

Provisions for depreciation on utility plant for book purposes are computed on a straight-line basis, using estimated service lives. For utility plant other than software, service lives are determined by independent engineers and subject to review and approval by the DPUC. Software service life is based upon management's estimate of useful life. One-half year's depreciation is taken in the year of addition and disposition of utility plant, except in the case of major operating units on which depreciation commences in the month they are placed in service and ceases in the month they are removed from service. The aggregate annual provisions for depreciation for the years 2004, 2003 and 2002 were approximately 4.2%, 4.5%, and 3.8%, respectively, of the original cost of depreciable property.

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

For ratemaking purposes, UI normalizes all investment tax credits (ITC) related to recoverable plant investments.

REVENUES

Regulated utility revenues for UI are based on authorized rates applied to each customer's use of electricity. These retail rates are approved by the DPUC and can be changed only through formal proceedings. Transmission revenues are federally regulated by the FERC.

At the end of each accounting period, the estimated amount of revenues for services rendered but not billed is accrued. Prior to January 1, 2004, UI estimated its accrual for unbilled revenue based upon its system requirements less an estimated loss factor. Beginning in the first quarter of 2004, UI began utilizing a new customer accounting software package integrated with the network meter reading system to estimate unbilled revenue. This allows for the calculation of unbilled revenue on a customer-by-customer basis, utilizing actual daily meter readings at the end of each month to calculate consumption and pricing for each customer. A significant portion of utility retail kilowatt-hour consumption is now read through the network meter reading system. For those customers still requiring manual meter readings, consumption is estimated based upon historical usage and actual pricing for each customer. Conversion to the new methodology resulted in a non-recurring increase to unbilled revenue of approximately $2.6 million and a non-recurring increase to consolidated earnings per share of approximately $0.07 during the first quarter of 2004.

Revenues from construction contracts entered into by Xcelecom are recognized on a percentage-of-completion method. Percentage-of-completion accounting is one of the prescribed methods of accounting for long-term contracts in accordance with accounting principles generally accepted in the United States of America and, accordingly, the primary method used for revenue recognition within Xcelecom's industry. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract

                          UIL HOLDINGS CORPORATION
compared to the estimated total costs for each contract at completion. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses become known.

Application of percentage-of-completion accounting results in the recognition of costs and estimated earnings in excess of billings on uncompleted contracts within the balance sheet. Costs and estimated earnings in excess of billings on uncompleted contracts reflected on the balance sheet arise when revenues have been recognized but the amounts cannot be billed under the terms of the contracts. Such amounts are recoverable from customers based on various measures of performance, including achievement of certain milestones, completion of specified units, or completion of the contract. As of December 31, 2004 and 2003, approximately $11.2 million and $8 million, respectively, of costs and estimated earnings in excess of billings on uncompleted contracts were included in Unbilled Revenues on the Consolidated Balance Sheet.

Construction contracts often contain provisions under which customers can hold back or "retain" a portion of billed amounts until the contract or certain milestones are completed and accepted by the customer. Amounts billed by Xcelecom but not paid by customers pursuant to retainage provisions in construction contracts totaled $14 million and $10.1 million as of December 31, 2004 and 2003, respectively, and were included in Other Accounts Receivable on the Consolidated Balance Sheet.

Revenues generated by other business units are recognized when earned, generally when the earnings process is complete and an exchange has taken place.

CASH AND TEMPORARY CASH INVESTMENTS

For cash flow purposes, UIL Holdings considers all highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash and temporary cash investments.

RESTRICTED CASH

Prior to the sale of its 17.5% ownership interest in Seabrook Station, UI was required to maintain an operating deposit with the project disbursing agent for operating expenses. With the sale, these funds were placed in escrow to cover operating expenses accrued at the time of sale. Such funds were restricted for use and totaled $1.1 million at December 31, 2003. There were no restricted funds remaining at December 31, 2004.

Xcelecom maintained restricted cash, related to future debt payments, of $0.3 million at both December 31, 2004 and 2003.

INVESTMENTS

UI's investment in the Connecticut Yankee Atomic Power Company (Connecticut Yankee), a retired nuclear generating company in which UI has a 9.5% stock interest, is accounted for on an equity basis. This net investment amounted to $4.1 million and $4.4 million at December 31, 2004 and 2003, respectively. In 2004, the DPUC issued a final decision requiring UI to reclassify its investment in Connecticut Yankee from regulatory assets to other investments, effective as of the date of the decision. As such, UI's investment in Connecticut Yankee is included on the Consolidated Balance Sheet in Other Investments as of December 31, 2004 and in Regulatory Assets as of December 31, 2003. The Connecticut Yankee nuclear unit was retired in 1996 and is currently being decommissioned. See Note (J), "Commitments and Contingencies - Other Commitments and Contingencies - Connecticut Yankee Atomic Power Company."

UIL Holdings (through UCI and UBE) accounts for certain minority interest investments, such as Cross-Sound Cable Company, LLC, Bridgeport Energy, LLC
(BE), Zero Stage and Ironbridge, using the equity accounting method under

                          UIL HOLDINGS CORPORATION
the provisions of Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock" (APB No. 18).

UIL Holdings received dividends from equity investees of $0.5 million, $1.3 million and $1.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

During 2001, Anthem Insurance Companies, Inc. (Anthem) completed a conversion from a mutual company, owned by policyholders, to a publicly traded company, owned by shareholders. As a result of this conversion, UIL Holdings received 62,435 shares of Anthem common stock and recorded an investment and realized a gain of approximately $3.1 million, which represented the fair value of the shares at December 31, 2001. In January 2002, UIL Holdings sold the 62,435 shares of Anthem common stock at a price of $50.66 and recorded a realized gain of approximately $72,000.

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

NOTES RECEIVABLE

In January 2004, all telephony assets of APS were transferred to one of UIL Holdings' non-utility subsidiaries. One of the assets transferred was a loan receivable related to the acquisition of Point of Sale Activation (POSA) technology in 2002. In connection with the acquisition of the POSA technology, APS loaned money to the vendor from which the technology was acquired. Subsequently, the vendor defaulted under the loan and the remaining loan balance was restructured as part of the foreclosure procedures. As consideration for an accelerated payment schedule, APS agreed to forgive a portion of the outstanding loan balance, bringing the restructured amount due to $1 million. As of June 30, 2004, the principal balance of the restructured loan was paid.

GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, UIL Holdings adopted SFAS No. 142, "Goodwill and Other Intangible Assets." This statement modifies the accounting and reporting of goodwill and intangible assets. Under this standard, UIL Holdings is no longer amortizing its existing goodwill. In addition, UIL Holdings is required to measure goodwill for impairment annually or more frequently if circumstances indicate a possible impairment. SFAS No. 142 requires goodwill to be allocated to reporting units (Xcelecom) and measured for impairment under a two-step test at least annually unless events trigger an earlier assessment.

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

                          UIL HOLDINGS CORPORATION

Under SFAS No. 142, UIL Holdings has determined the useful life of other intangible assets and is amortizing the value over the useful life. Other intangible assets are required to be tested for impairment in a manner similar to goodwill. In 2004 and 2003, other intangible assets were not impaired.

For further information regarding this standard, see Note (N), "Goodwill and Other Intangible Assets," to the Consolidated Financial Statements.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs, including environmental studies, are charged to expense as incurred and are generally not material.

PENSION AND OTHER POST-RETIREMENT BENEFITS

UIL Holdings accounts for pension plan costs in accordance with the provisions of SFAS No. 87, "Employers' Accounting for Pensions."

UIL Holdings accounts for other post-retirement benefits, consisting principally of health and life insurance, under the provisions of SFAS No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions."

IMPAIRMENT OF LONG-LIVED ASSETS AND INVESTMENTS

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires the recognition of impairment losses on long-lived assets when the book value of an asset exceeds the sum of the expected future undiscounted cash flows that result from the use of the asset and its eventual disposition. If impairment arises, then the amount of any impairment is measured based on discounted cash flows. This standard also requires that rate-regulated companies recognize an impairment loss when a regulator excludes all or part of a cost from rates, even if the regulator allows the company to earn a return on the remaining costs allowed. Under this standard, the probability of recovery and the recognition of regulatory assets under the criteria of SFAS No. 71 must be assessed on an ongoing basis. At December 31, 2004 and December 31, 2003, UI did not have any assets that were impaired under this standard.

In assessing potential impairment of the carrying value of investments accounted for under the equity method, UIL Holdings follows the guidance in APB No. 18. Based on natural gas and electricity forward price projections derived from the most recent Department of Energy Annual Outlook report, combined with estimated incremental revenues from Reliability Must Run status and Locational installed capability revenues, no conditions were noted to give rise to an impairment of UBE's $76.5 million investment in BE.

As of December 31, 2004, the combined carrying value of UIL Holdings' loan to, and UCI's investment in, Cross-Sound was $35.3 million. There was no impairment related to this investment as of December 31, 2004 or 2003. UCI's share of the Cross-Sound cable project was evaluated for impairment under the assumption that all provisions of the settlement agreement under which the cable has been granted commercial operating status would be satisfied, thus making the commercial operating status of the cable permanent. Cross-Sound has agreements in place, with an overall term of 28 years, for the entire capacity of the cable, the expected cash flows from which are in excess of the carrying value of the asset.

A pre-tax impairment loss of $1.0 million was recorded during the fourth quarter of 2003 to bring the carrying value of APS' telephony assets in line with their estimated fair value. In accordance with the provisions of SFAS No. 144, this impairment charge excluded goodwill, which is accounted for under the requirements of SFAS No. 142 (see

                          UIL HOLDINGS CORPORATION

"Goodwill and Other Intangible Assets" section of Note (A) and Note (N)). This impairment loss is included in the results of discontinued operations.

DISCONTINUED OPERATIONS

SFAS No. 144 also addresses the accounting for, and disclosure of, long-lived assets to be disposed of by sale. Under SFAS No. 144, when a long-lived asset or group of assets (disposal group) meets certain criteria set forth in the statement, including a commitment by the company to a plan to sell the long-lived asset (disposal group) within one year:

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

At December 31, 2003, APS met the criteria set forth in SFAS No. 144 to be classified as held for sale and on June 22, 2004, UIL Holdings completed the sale of APS (see Note (O)).

                          UIL HOLDINGS CORPORATION

EARNINGS PER SHARE

The following table presents a reconciliation of the basic and diluted earnings per share calculations for the years 2004, 2003 and 2002:

                                                       INCOME APPLICABLE TO      AVERAGE NUMBER OF      EARNINGS
                                                           COMMON STOCK          SHARES OUTSTANDING     PER SHARE
                                                           ------------          ------------------     ---------
                                                                (In Thousands, except per share amounts)

2004
----
Basic earnings from continuing operations                      $36,918                 14,390            $2.57
Basic earnings from discontinued operations                     49,824                 14,390             3.46
Basic earnings from extraordinary items                            203                 14,390             0.01
                                                      ----------------------- ---------------------- -------------
Basic earnings                                                  86,945                 14,390             6.04
Effect of dilutive securities (1)                                    -                     83            (0.03)
                                                      ----------------------- ---------------------- -------------
Diluted earnings                                               $86,945                 14,473            $6.01
                                                      ======================= ====================== =============

2003
----
Basic earnings from continuing operations                      $29,537                 14,291            $2.07
Basic earnings from discontinued operations                     (6,251)                14,291            (0.44)
                                                      ----------------------- ---------------------- -------------
Basic earnings                                                  23,286                 14,291             1.63
Effect of dilutive securities (1)                                    -                     13                -
                                                      ----------------------- ---------------------- -------------
Diluted earnings                                               $23,286                 14,304            $1.63
                                                      ======================= ====================== =============

2002
----
Basic earnings from continuing operations                      $45,751                 14,239            $3.22
Basic earnings from discontinued operations                     (1,804)                14,239            (0.13)
                                                      ----------------------- ---------------------- -------------
Basic earnings                                                  43,947                 14,239             3.09
Effect of dilutive securities (1)                                    -                     43            (0.01)
                                                      ----------------------- ---------------------- -------------
Diluted earnings                                               $43,947                 14,282            $3.08
                                                      ======================= ====================== =============
(1) Reflecting the effect of dilutive stock options, performance shares and restricted stock. Dilutive securities dilute earnings from continuing operations by $0.01 per share in 2004 and 2002, but did not dilute earnings from continuing operations in 2003. Dilutive securities did not impact the earnings from extraordinary items. Dilutive securities dilute the earnings from discontinued operations by $0.02 per share in
    2004, but did not impact the earnings from discontinued operations in
    2003 or 2002.

Stock options to purchase 292,909, 500,766 and 229,700 shares of common stock were outstanding during 2004, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

                          UIL HOLDINGS CORPORATION

STOCK-BASED COMPENSATION

Effective January 1, 2003, UIL Holdings adopted the fair value recognition provisions, under the prospective method, of SFAS No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148), an amendment of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No.
123). Under this statement, UIL Holdings has recorded compensation expense prospectively for stock options granted, modified, or settled after January 1, 2003. UIL Holdings records compensation expense related to stock options based on the most recently available fair-value estimates calculated by an independent party utilizing the binomial option-pricing model. No compensation expense was recorded prior to January 1, 2003, as UIL Holdings accounted for employee stock-based compensation in accordance with Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees," (APB No. 25) as permitted by SFAS 123.

In the first quarter of 2004, UIL Holdings decided to cease granting new stock options, other than new grants pursuant to the "reload" feature of the UIL Holdings 1999 Amended and Restated Stock Plan (Plan). Although new stock options will not be granted, compensation expense related to options granted after January 1, 2003, including any new stock options granted under the "reload" feature of the Plan, will continue to be recorded ratably over the vesting periods associated with such options. There were 80,987 stock options granted during 2004 at an average exercise price of $47.90, nearly all of which were granted pursuant to the "reload" feature of the Plan. In 2004, UIL Holdings implemented a performance-based long-term incentive arrangement under the Plan pursuant to which certain members of management have the opportunity to earn a pre-determined number of "performance" shares of stock, the number of which is predicated upon the achievement of various pre-defined performance measures. These "performance" shares of stock vest over a three-year cycle with the actual issuance of stock following the end of each three-year cycle. A new three-year cycle begins in January of each year. UIL Holdings records compensation expense for these "performance" shares ratably over the three-year period, based on the value of the expected payout at the end of each year relative to the performance measures achieved. There was a target amount of 90,886 performance shares granted during 2004 at a weighted average market price of $44.47, of which 657 performance shares were subsequently forfeited.

On March 22, 2004, UIL Holdings granted 13,200 shares of restricted stock to directors at which time the average market price was $46.67 per share. On March 25, 2003, UIL Holdings granted 13,200 shares of restricted stock to directors at which time the average market price was $34.11 per share. Such shares were granted pursuant to the Plan. Compensation expense for this restricted stock is recorded ratably over the three-year vesting period for such restricted stock.

                          UIL HOLDINGS CORPORATION

The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.


                                                                                YEAR ENDED DECEMBER 31,
                                                                      2004             2003               2002
                                                                 ------------------------------------------------------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net Income, as reported                                             $86,945            $23,286           $43,947
Add:  Stock-based compensation expense included
       in reported net income, net of related tax effects             1,509                362                 -

Deduct: Total stock-based compensation determined under fair value based method for all stock option grants, net of related tax effect

                                                                     (2,114)              (930)           (1,764)
                                                                 ------------------------------------------------------

Pro forma net income                                                $86,340            $22,718           $42,183
                                                                 ------------------------------------------------------

Earnings per share:
  Basic - as reported                                               $  6.04            $  1.63           $  3.09
                                                                 ------------------------------------------------------

  Basic - proforma                                                  $  6.00            $  1.59           $  2.96
                                                                 ------------------------------------------------------

  Diluted - as reported                                             $  6.01            $  1.63           $  3.08
                                                                 ------------------------------------------------------

  Diluted - proforma                                                $  5.97            $  1.59           $  2.95
                                                                 ------------------------------------------------------


COMPREHENSIVE INCOME

Comprehensive income for 2004 included net income less an after-tax minimum pension liability adjustment of approximately $0.1 million (net of $0.1 million deferred tax benefit) related to the non-qualified pension plans.

Comprehensive income for 2003 included the reversal of approximately $26.2 million, after-tax, of a minimum pension liability adjustment recorded in 2002. UIL Holdings was able to reverse this adjustment as the market value of the UI Pension Plan assets exceeded the accumulated benefit obligation of the plan at the end of 2003, primarily due to a $45 million contribution made to the pension plan on December 31, 2003. The remaining $0.5 million other comprehensive loss could not be reversed, as it relates to the non-qualified pension plan which cannot be funded due to personal tax consequences to its participants.

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

RESTRUCTURING CHARGES

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance

                          UIL HOLDINGS CORPORATION
costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. In the fourth quarter of 2004, UIL Holdings recorded employee termination costs associated with the reorganization of UIL Holdings' Finance organization amounting to $2 million, which equated to approximately $0.08 per share, after-tax. These costs are reflected in the line Operation and Maintenance expenses in the Consolidated Statement of Income, and on a segment reporting basis, $1.2 million of these costs are reflected in the results of UI, with the remaining $0.8 million of unallocated costs residing in UIL Corporate. These costs are expected to be paid within the first half of 2005.

NEW ACCOUNTING STANDARDS

In December 2004, the FASB issued a new staff position FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." In this staff position, the FASB has indicated that the qualified production activities deduction authorized under the American Jobs Creation Act of 2004 should be treated as a special deduction, as opposed to a tax rate reduction, in accordance with SFAS No. 109. The guidance also states that the special deduction should be considered in measuring deferred taxes when graduated tax rates are a significant factor and in assessing whether a valuation allowance is necessary as required by SFAS No. 109. UIL Holdings will apply the guidance in this staff position in accounting for any qualified production activities deductions to which it is entitled. UIL Holdings does not anticipate that the application of this staff position will have a material impact on its financial condition, results of operations or liquidity. Under the guidelines of the American Jobs Creation Act of 2004, the operations of UIL Holdings' utility subsidiary will not qualify for this deduction and any qualified production activities deductions for the non-utility subsidiaries are not expected to be material.

The FASB has issued Interpretation No. 46R (FIN 46R), "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin (ARB) 51, which replaces the same titled FASB Interpretation No. 46 issued in January 2003. The provisions of FIN 46R are effective for all variable interest entities, as defined by ARB 51. The primary objectives of FIN 46R are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities or VIEs) and how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary). UIL Holdings does not have any VIEs, and therefore the adoption of this standard has not had, nor is it expected to have, any impact on UIL Holdings' consolidated financial position, results of operations or liquidity.

The FASB has issued a new staff position FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act introduces prescription drug benefits under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Act introduces a subsidy of 28 percent of an individual beneficiary's annual prescription drug cost between $250 and $5,000 subject to allowable retiree Medicare costs. The Act is effective for claims on or after January 15, 2006. As discussed in Note (G), "Pension and Other Benefits," the accounting for the federal subsidy does not have any impact on the calculation of UI's post-retirement health care benefit obligation, as UI does not provide prescription drug benefits for Medicare eligible employees in its post-retirement healthcare plans.

SFAS No. 123 (Revised), "Share-Based Payment" (SFAS No. 123R), which is a revision of SFAS No. 123 and supersedes APB No. 25, was issued by the FASB in December 2004. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. As noted in the "Stock-Based Compensation" section of this Note (A), effective January 1, 2003, UIL Holdings adopted the fair value recognition provisions of SFAS No. 123 under the prospective method, as permitted by SFAS No. 148. The provisions of SFAS No. 123R will become effective for UIL Holdings as of July 1, 2005, at which time UIL Holdings will not have any unvested stock options outstanding for which compensation expense has not been

                          UIL HOLDINGS CORPORATION
recognized in the consolidated financial statements. As such, adoption of this statement is not expected to have a material impact on UIL Holdings' consolidated financial position, results of operations or liquidity.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs" (SFAS No.
151), an amendment of ARB No. 43. This statement amends ARB No. 43 to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of production facilities. The provisions of this statement are to be applied prospectively, and the statement is effective for fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred in fiscal years beginning after November 2004. Adoption of this statement is not expected to have a material impact on UIL Holdings' consolidated financial position, results of operations or liquidity, as the only inventory-related items held by UIL Holdings and its subsidiaries are materials and supplies used in the operating and construction activities of UI and Xcelecom, respectively. UIL Holdings and its subsidiaries do not engage in manufacturing or production activities.

The FASB has issued SFAS No. 153, "Exchanges of Nonmonetary Assets" (SFAS No.
153), an amendment of APB Opinion No. 29 (APB No. 29). The guidance in APB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged, although such guidance included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have a commercial substance. A nonmonetary exchange is considered to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are to be applied prospectively, and the statement is effective for fiscal periods beginning after June 15, 2005, with earlier application permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 2004. Adoption of this statement is not expected to have a material impact on UIL Holdings' consolidated financial position, results of operations or liquidity, as UIL Holdings and its subsidiaries generally do not enter into nonmonetary asset exchange transactions.

(B)  CAPITALIZATION

COMMON STOCK

UIL Holdings had 14,638,613 shares of its common stock, no par value, outstanding at December 31, 2004 and 14,475,259 shares of its common stock, no par value, outstanding at December 31, 2003, of which 132,717 shares and 160,660 shares were unallocated shares held by UI's 401(k)/Employee Stock Ownership Plan
(KSOP) and not recognized as outstanding for accounting purposes as of December 31, 2004 and 2003, respectively.

UI has an arrangement under which it loaned $11.5 million to the KSOP. Prior to the formation of UIL Holdings, the trustee for the KSOP used the funds to purchase 328,300 shares of UI common stock in open market transactions. On July 20, 2000, effective with the formation of a holding company structure, unallocated shares held by the KSOP were converted into shares of UIL Holdings' common stock. The shares will be allocated to employees' KSOP accounts, as the loan is repaid, to cover a portion of the required KSOP contributions. Compensation expense is recorded when shares are committed to be allocated based on the fair market value of the stock. The loan will be repaid by the KSOP over a 12-year period ending October 1, 2009, using employer contributions and UIL Holdings' dividends paid on the unallocated shares of the stock held by the KSOP. Dividends on allocated shares are charged to retained earnings. As of December 31, 2004, 132,717 shares, with a fair market value of $6.8 million, had been purchased by the KSOP and had not been committed to be released or allocated to KSOP participants.

On June 28, 1999, UI's shareowners approved a stock option plan for directors, officers and key employees of UI, providing for the grant of options to purchase up to 650,000 shares of common stock over periods from one to ten

                          UIL HOLDINGS CORPORATION
years following the dates of grant. The exercise price of each option cannot be less than the market value of the stock on the date of the grant. Effective with the formation of the holding company structure on July 20, 2000, all options were converted into options to purchase shares of UIL Holdings' common stock. On March 25, 2002, the Board of Directors recommended to the shareowners that the plan be amended to increase the maximum number of shares of UIL Holdings' common stock for which stock options may be granted from 650,000 to 1,350,000, and to increase the limit on the number of shares that may be covered by options granted in any one year to any employee from 50,000 to 150,000. The shareowners approved this amendment at the UIL Holdings Annual Meeting on May 15, 2002. On March 24, 2003, the Board of Directors recommended to the shareowners that the 1999 Stock Option Plan be amended and restated as the UIL Holdings Corporation 1999 Amended and Restated Stock Plan (Plan). Under the Plan, a maximum of 1,350,000 shares of UIL Holdings' common stock is authorized for issuance upon exercise or grant, as applicable, of stock options, stock appreciation rights
(SARS), restricted stock, restricted stock units, performance shares and other awards (collectively, Awards). No more than 200,000 shares of stock may be issued pursuant to Awards of restricted stock, restricted stock units and performance share awards. Shareowners approved the Plan at the UIL Holdings Annual Meeting on May 14, 2003.

Stock option transactions for 2004, 2003 and 2002 are as follows:

                                                                                                WEIGHTED
                                                                                                AVERAGE
                                                 NUMBER                  OPTION PRICE           EXERCISE
                                               OF OPTIONS                 PER SHARE              PRICE
                                              --------------            -------------          ----------
    Balance - December 31, 2001                  492,007                $30.00-$53.13            $42.55
    Granted                                      302,017     (1)        $52.16-$57.99            $56.30
    Forfeited                                    (21,633)               $39.41-$56.61            $50.66
    Exercised                                   (185,937)               $30.00-$45.18            $41.18
                                              --------------
    Balance - December 31, 2002                  586,454                $39.41-$57.99            $49.77
    Granted                                      310,914     (1)        $36.13-$44.65            $36.26
    Forfeited                                          -                      -                    -
    Exercised                                    (12,883)                  $39.41                $39.41
                                              --------------
    Balance - December 31, 2003                  884,485                $36.13-$57.99            $45.17
    Granted                                       80,987     (1)        $45.42-$50.30            $47.90
    Forfeited                                    (57,945)               $36.13-$56.61            $41.75
    Exercised                                   (237,874)               $36.13-$48.55            $40.98
                                              --------------
    Balance - December 31, 2004                  669,653                $36.13-$57.99            $47.28
                                              ==============

    Exercisable at December 31, 2002             223,698                $39.41-$57.99            $46.37
    Exercisable at December 31, 2003             374,249                $39.41-$57.99            $47.84
    Exercisable at December 31, 2004             367,889                $36.13-$57.99            $50.76

(1) One-third of the options granted become exercisable on each of the first three anniversaries of the grant date, with the exception of reload grants, for which the entire grant becomes exercisable six months from the grant date.

                          UIL HOLDINGS CORPORATION

The fair values of stock options granted has been estimated on the date of grant using the binomial option-pricing model using the weighted average assumptions below. The binomial option-pricing model is appropriate for valuing options on stocks with high dividend yields, such as UIL Holdings.

                                2004             2003              2002
                                ----             ----              ----
  Risk-free interest rate       4.18%            4.31%             5.40%
  Expected volatility          28.39%           24.65%            22.53%
  Expected lives                6.59 years       7.20 years        6.80 years
  Expected dividend yield       6.70%            6.37%             6.01%

The weighted average fair value of options granted during 2004, 2003 and 2002 were $9.04, $6.25, and $9.71 per share, respectively. As of December 31, 2004, 2003 and 2002, the weighted average remaining contractual lives for those options outstanding were 6.0 years, 7.2 years, and 6.8 years, respectively.

On February 23, 1998, UI's Board of Directors granted 80,000 "phantom" stock options to Nathaniel D. Woodson upon his appointment as President of UI. Effective with the formation of the holding company structure on July 20, 2000, all outstanding phantom stock options were converted to UIL Holdings' phantom stock options. At December 31, 2004, all 80,000 phantom stock options were exercisable and can be exercised at any time within Mr. Woodson's period of employment with UI by means of UI paying him the difference between the prevailing market price for each share of UIL Holdings' common stock and the phantom stock option price of $45.16 per share. On February 23, 2008, any unexercised phantom stock options will expire. Compensation expense related to the phantom stock is recognized on a mark-to-market basis. Compensation expense of $0.5 million was recognized in 2004, due to an increase in the stock price during the year. There was no income or expense recognized in 2003 related to these phantom stock options, as the prevailing market price did not exceed the phantom stock option price. Income of $0.5 million was recognized in 2002 with regard to phantom stock options due to a decrease in the stock price during 2002, which resulted in a reduction in previously recognized cumulative expense.

                           UIL HOLDINGS CORPORATION

LONG-TERM DEBT
                                                                                              DECEMBER 31,
                                                                                          2004          2003
                                                                                          ----          ----
                                                                                             (In Thousands)
Pollution Control Revenue Refunding Bonds:
     3.00%, 1996 Series, due June 1, 2026  (1)                                          $  7,500        $  7,500
     2.05%, 1997 Series, due July 1, 2027  (2)                                            27,500          27,500
     3.50%, 1997 Series, due July 1, 2027  (3)                                            71,000          71,000
     3.25%, 1999 Series, due December 1, 2029  (4)                                        25,000          25,000
     Auction Rate, 2003 Series, due October 1, 2033  (5)                                  64,460          64,460

Notes:
     4.42% Senior Notes, Series A, due December 12, 2007                                  74,000          74,000
     3.95% Senior Notes, due December 9, 2008                                            100,000         100,000
     4.89% Senior Notes, Series B, due December 12, 2009                                  51,000          51,000
     7.23% Senior Notes, Series A, due February 15, 2011                                  30,000          30,000
     7.38% Senior Notes, Series B, due February 15, 2011                                  45,000          45,000
                                                                                   --------------- ---------------

         Long-Term Debt                                                                  495,460         495,460

Less:
      Current portion of long-term debt                                                    4,286               -
                                                                                   --------------- ---------------

         Net Long-Term Debt                                                             $491,174        $495,460
                                                                                   =============== ===============

(1) The interest rate on these Bonds was fixed at 4.35% on February 1, 1999 for the five-year period ending February 1, 2004. On February 2, 2004, the interest rate was reset from 4.35% to 3.00% for a five-year period ending
     February 1, 2009.
(2) The interest rate on these Bonds was fixed at 3.75% on February 1, 2002 for the two-year period ending February 1, 2004. On February 2, 2004, the interest rate was reset from 3.75% to 2.05% for a one-year period ending
     February 1, 2005. On February 1, 2005, the interest rate was reset from
     2.05% to 3.65% for a five-year period ending February 1, 2010.
(3) The interest rate on these Bonds was fixed at 4.55% on February 1, 1999 for a five-year period ending February 1, 2004. On February 2, 2004, the interest rate was reset from 4.55% to 3.50% for a five-year period ending
     February 1, 2009.
(4) The interest rate on these Bonds was fixed at 3.25% on February 5, 2003 for a four-year, ten-month period ending December 3, 2007.
(5) The interest rate on these Bonds is reset through an auction held every 35 days. On December 31, 2004, the interest rate on the Bonds was 1.75%.


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

On February 2, 2004, the interest rate on $98.5 million principal amount of Pollution Control Revenue Refunding Bonds, 1997 Series, due July 1, 2027, issued by the BFA, was reset. The interest rate on $27.5 million principal

                 UIL HOLDINGS CORPORATION
amount of the Bonds was reset from 3.75% to 2.05% for a one-year period to February 1, 2005, and on February 1, 2005, the interest rate was reset from 2.05% to 3.65% for a five-year period to February 1, 2010. The interest rate on $71 million principal amount of the Bonds was reset from 4.55% to 3.50% for a five-year period to February 1, 2009. UI is obligated, under its borrowing agreement with the BFA, to pay to the BFA an amount equal to the principal and interest on the Bonds. Interest is payable semi-annually on August 1st and February 1st.

The expenses to issue long-term debt are deferred and amortized over the life of the respective debt issue.

Maturities and mandatory redemptions/repayments are set forth below:

                   2005         2006         2007         2008         2009
                   ----         ----         ----         ----         ----
                                       (In Thousands)
  Maturities      $4,286       $4,286      $78,286      $104,286     $55,286

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

On February 18, 2004, the DPUC issued a final decision related to UI's request for recovery of increased pension and post-retirement benefits expenses. As a result of this decision, a subsequent appeal by the Office of Consumer Counsel
(OCC) to the Connecticut Superior Court and a DPUC reversal of the February 18, 2004 decision, UI was allowed to recover approximately $1.8 million, or $0.08 per share, for the period from February 18, 2004 through June 24, 2004. UI ceased recovery of the increased pension and post-retirement benefits expenses effective June 24, 2004. UI has taken substantial actions in 2003 and 2004 to mitigate the effect of these increased pension and post-retirement benefits expenses and also to reduce the increases themselves through contributing $74 million in cash to the pension plan since the docket was initially reopened in November 2002. These actions, along with better

                          UIL HOLDINGS CORPORATION
performance of pension fund investments and improved sales growth, have allowed UI to largely mitigate the effect of the increased pension and post-retirement benefits expenses through the end of 2004.

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

A major component of the Restructuring Act is the collection, by distribution companies, of a "CTA," a "systems benefits charge (SBC)," an "energy conservation and load management (C&LM) program charge" and a "renewable energy investment (REI) charge." The CTA represents costs that have been reasonably incurred, or will be incurred, by distribution companies to meet their public service obligations, and that will likely not otherwise be recoverable in a competitive generation and supply market. These costs include above-market long-term purchased power contract obligations, regulatory asset recovery and above-market investments in power plants (stranded costs). The SBC represents public policy costs, such as generation decommissioning and displaced worker protection costs. Beginning in 2000, UI has collected the CTA, the SBC, the C&LM charge and the REI charge from customers. The DPUC has an annual proceeding to review UI's collection of the CTA and SBC for the prior year, and to establish the applicable CTA charge and SBC for the next year. Because of overcollection of SBC revenues in 2002, and an expectation that such revenues would exceed systems benefits charge costs in 2003 and 2004, the DPUC had ordered that UI's SBC on customers' bills be reduced for 2004.

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

In June 2003, the Connecticut General Assembly enacted Public Act 03-135, subsequently amended in part by Public Act 03-221, to provide for electric distribution companies to provide "transitional standard offer service," beginning January 1, 2004 and continuing through December 31, 2006, to each customer who does not choose an alternate energy supplier. On October 22, 2003, UI entered into an agreement with PSEG Energy Resources & Trade LLC (PSEG) for the supply of all of UI's transitional standard offer generation service needs, excluding requirements for special contract customers, from January 1, 2004 through December 31, 2006, the end of the transitional standard offer period in Connecticut. The 2003 legislation also makes other changes to restructuring on a going forward basis, including a provision for information on "federally mandated congestion costs" to be on customer bills. In addition, the legislation requires that any new rate case filings include a four-year rate plan. The legislation also provides for the electric distribution companies to recover their costs of procuring and providing transitional standard offer service. Public Act 03-135 provides for a fee of $0.0005 per kilowatt-hour to be collected by the electric distribution company as further compensation for the procurement of transitional standard offer supply. Renewable energy portfolio standards also became effective as of January 1, 2004, pursuant to the legislation, for generation services provided to retail customers. UI has included the requirement to meet these standards for transitional standard offer customers in its power supply agreement, consistent with statutory requirements. The legislation is being implemented through several DPUC proceedings. In December 2003, the

                          UIL HOLDINGS CORPORATION

DPUC established UI's transitional standard offer rates, which became effective January 1, 2004, in accordance with the 2003 Restructuring Legislation.

SALE OF NUCLEAR GENERATION

The Restructuring Act required that, in order for UI to recover any stranded costs, it must attempt to divest its ownership interests in two nuclear-fueled power plants prior to 2004.

The sale of UI's 3.685% ownership in Millstone Unit 3 was consummated on March 31, 2001. UI's share of the proceeds from the sale, including nuclear fuel, was $34.4 million before settlement of its decommissioning obligation. On February 27, 2003, the DPUC issued a final decision on the Millstone Divestiture Plan Disposition of Proceeds authorizing UI to reduce its stranded cost balances by $15.4 million.

The sale of UI's 17.5% interest in Seabrook Station and the termination of the sale/leaseback of a portion of its interest in Seabrook Unit 1 was consummated on November 1, 2002. In compliance with the Restructuring Act, the net-of-tax gain on these transactions, after adjusting for transaction costs and sale-related costs, was used to reduce UI's stranded costs. In UI's compliance filing with the DPUC on April 30, 2003, UI reported a net-of-tax gain of approximately $5 million. A final decision was issued on March 3, 2004, approving UI's calculation without modification. As a result, UI reduced its reserves by approximately $1.4 million during the first quarter of 2004. In the second quarter of 2004, UI also reduced certain expense reserves by $1.1 million related to the sale due to the resolution of tax and other post-closing issues. These true-ups and other subsequent post-closing adjustments will be included for approval in the 2004 annual CTA/SBC reconciliation to be filed with the DPUC in the first quarter of 2005.

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

On October 20, 2004, the DPUC issued a final decision requiring electric distribution companies to enter into contracts for the purchase of long-term renewable energy. In accordance with the terms of this decision, UI will be required to enter into such contracts by July 1, 2007, and will be required to provide status reports to the DPUC at defined intervals beginning in July 2005, until such time that at least 100 megawatts of renewable energy has been procured statewide. This decision is not expected to have a material impact on UI's results of operations or financial condition.

On December 22, 2004, the DPUC issued a final decision increasing the non-bypassable Federally Mandated Congestion Costs (NBFMCC) charge UI is authorized to collect from customers. The NBFMCC charge relates to "congestion costs" associated with not having adequate transmission infrastructure to move energy from the generating sources to the consumer. Because the purpose of the NBFMCC charge is for the electric distribution company to recover its actual NBFMCC costs on a pass-through basis, the DPUC decision provided for a true-up of NBFMCC costs and revenues on a semi-annual basis and an adjustment of the associated amounts deferred for future

                          UIL HOLDINGS CORPORATION
recovery. The charge originally established for 2004 was based upon estimates that were made in 2003, and reflected estimated NBFMCC lower than were actually incurred. The decision increases the NBFMCC charge from $0.001652 per kWh to $0.012099 per kWh, effective January 1, 2005. This increase will enable UI to recover both the forecasted ongoing NBFMCC costs and the $14.4 million deficit that has resulted from the current charge being below the incurred costs.

Public Act 03-6 of the June 30, 2003 special session and Public Act 03-1 of the September 8, 2003 special session of the Connecticut General Assembly provide, for the period February 1, 2003 through July 31, 2005, for certain of the funds collected by electric distribution companies from retail customers in the C&LM charge to be transferred to the general funds of the state. The legislation provides that the transfer of funds would not occur provided that the C&LM and REI funds are securitized for two fiscal years beginning July 1, 2003, through the state's issuance of rate reduction bonds secured by customer revenue streams. On October 28, 2003, the DPUC issued a financing order providing for the issuance of rate reduction bonds by the State of Connecticut, adjustment of the C&LM and REI charges, and an increase in the corresponding CTA charge on customers' bills.

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

On June 23, 2004, the DPUC approved UI's request to amend its Purchased Power Adjustment Clause rate component to allow UI to apply the clause to special contract customers. The DPUC also approved a Purchased Power Adjustment rate of $0.000264 per kWh to be applied against special contract load to reflect the increased cost to serve these customers. This decision will allow UI to recover changes in the cost to procure energy as it relates to special contract customers through the generation services charge (GSC). The decision does not explicitly order the accounting for the increased costs of $0.8 million related to UI's special contract customers for the period from January 1, 2004 through June 22, 2004 (the day before the effective date of the final decision). The actual costs for that period to procure power for UI's special contracts will flow through the annual CTA/SBC Reconciliation filing for 2004. The 1998 and 2003 restructuring legislation (PA 98-28 and PA 03-135, as amended in part by PA 03-221) provides that the distribution company is entitled to recover its full cost of procuring power for customers who do not choose an alternate supplier.

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

                          UIL HOLDINGS CORPORATION

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

BRIDGEPORT RESCO GENERATING FACILITY

Effective January 1, 2003, UI began selling its energy entitlement from its long-term purchase power contract with the Bridgeport RESCO generating facility into the New England wholesale market at market prices. To the extent that UI receives revenue from these sales that exceeds the amount it pays to Bridgeport RESCO for this energy on a cumulative basis, the difference is used to adjust the above-market portion of purchase power expense recovered through UI's CTA. This methodology has been approved by the DPUC, with all relevant data and calculations subject to review in the annual CTA reconciliation docket. To the extent that expenses paid for this energy exceed revenues on a cumulative basis, UI would advise the DPUC and propose an alternative recovery mechanism. This arrangement will end on December 31, 2008.

EXCESS GSC

Public Act 03-135 requires the DPUC to allocate the proceeds of the electric distribution company's retail adder (excess GSC revenues over GSC costs) to the utility's cost of procuring power, then to mitigate the increase in cost relative to the existing standard offer that would be recovered from the customer and then to stranded cost recovery. As a result, the DPUC ordered UI to cease any further application of the retail adder toward accelerated stranded cost reduction, pending DPUC determination of the use of the funds in future proceedings. Until such review, UI was to "bank" such excess GSC amounts in a liability account. On December 18, 2003, the DPUC issued a final decision on the Transitional Standard Offer docket which, among other things, ordered UI to amortize $3.6 million of the banked amount over the next three years, with the remainder to be used to offset temporary cash flow shortfalls resulting from the difference between the GSC collected from customers through rates and the monthly cost for transitional standard offer supply. Due to UI incurring greater than anticipated NBFMCC charges, UI has paid significantly more for purchased power than it has collected from customers, resulting in a negative bank of $6.2 million as of December 31, 2004. As previously noted, on December 22, 2004, the DPUC issued a final decision increasing the NBFMCC charge UI is authorized to collect from customers. This will enable UI to recover both the forecasted ongoing NBFMCC costs and the deficit that has resulted from the current charge being below the incurred costs.

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

                          UIL HOLDINGS CORPORATION

            REGIONAL TRANSMISSION ORGANIZATION FOR NEW ENGLAND

On March 24, 2004, the FERC conditionally approved ISO-NE's joint proposal with the New England Transmission Owners (TOs) for the creation of a Regional Transmission Organization (RTO). The creation of an RTO for New England (RTO-NE) will strengthen the independent oversight of the region's bulk power system and wholesale electricity marketplace. UI is a party to all of the agreements that establish RTO-NE and a signatory to the joint RTO filing with the FERC. RTO-NE commenced operation effective February 1, 2005. As a member of RTO-NE, UI is eligible for the FERC's participation incentive adder (50 basis points above the approved transmission base return on equity) for joining RTO-NE. The 50 basis point participation adder is applicable to UI's pool transmission facilities
(PTF). The common base ROE of 12.8% requested by the TOs became effective on February 1, 2005 when RTO-NE commenced operation. All of the TOs, including UI, will be able to earn the common base ROE of 12.8% plus the 50 basis point participation adder (or 13.3%) on their PTF and the common base ROE of 12.8% on their non-PTF, subject to refund, pending a final FERC decision on the justness and reasonableness of the common base ROE.

(D)  SHORT-TERM CREDIT ARRANGEMENTS

UIL Holdings has a money market loan arrangement with JPMorgan Chase Bank. This is an uncommitted short-term borrowing arrangement under which JPMorgan Chase Bank may make loans to UIL Holdings for fixed maturities from one day up to six months. JPMorgan Securities, Inc. acts as an agent and sells the loans to investors. The fixed interest rates on the loans are determined based on conditions in the financial markets at the time of each loan. As of December 31, 2004, UIL Holdings did not have any borrowings outstanding under this arrangement.

On July 29, 2004, UIL Holdings entered into a revolving credit agreement with a group of banks that extends to July 28, 2007. The borrowing limit of this facility is $100 million. The facility permits UIL Holdings to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits UIL Holdings to borrow money for fixed periods of time specified by UIL Holdings at fixed interest rates determined by the Eurodollar interbank market in London (LIBOR). If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of UIL Holdings and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to UIL Holdings under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of December 31, 2004, UIL Holdings had $8 million of short-term borrowings outstanding under this arrangement.

On July 30, 2004, Xcelecom amended its existing revolving credit agreement with two banks to extend the term to June 30, 2005. This agreement, as amended, provides for a $30 million revolving loan facility available to meet working capital needs, and up to $5 million in capital equipment needs, and to support standby letters of credit issued by Xcelecom in the normal course of its business. Capital equipment loans under this facility can be converted to amortizing term loans with a maturity of up to four years. This agreement also provides for the payment of interest at a rate, at the option of Xcelecom, based on the agent bank's prime interest rate or LIBOR. All borrowings outstanding under this agreement are secured solely by assets of Xcelecom and its subsidiaries. As of December 31, 2004, Xcelecom did not have any borrowings outstanding under the revolving working capital balance under this facility. Xcelecom had $0.9 million of capital equipment funding that had been converted to term notes outstanding and standby letters of credit of $5 million outstanding at December 31, 2004 under the facility.

                          UIL HOLDINGS CORPORATION

Information with respect to short-term borrowings of UIL Holdings and Xcelecom are as follows:

                                                                                  2004            2003           2002
                                                                                  ----            ----           ----
                                                                                             ($ In Thousands)
UIL HOLDINGS
------------
Maximum aggregate principal amount of short-term borrowings
   outstanding at any month-end                                                 $67,500         $64,500        $50,000
Average aggregate short-term borrowings outstanding during the year*            $30,866         $32,471        $19,771
Weighted average interest rate*                                                    1.7%            1.8%           2.3%
Principal amounts outstanding at year-end                                       $ 8,000         $64,500        $39,000
Annualized interest rate on principal amounts outstanding at year-end              3.3%            1.9%           2.1%
Fees*                                                                           $   515         $   462        $   365

XCELECOM
--------
Maximum aggregate principal amount of short-term borrowings
   outstanding at any month-end                                                 $ 4,630         $ 4,740        $13,965
Average aggregate short-term borrowings outstanding during the year*            $ 2,267         $ 2,175        $ 6,804
Weighted average interest rate*                                                    3.6%            2.5%           2.6%
Principal amounts outstanding at year-end                                             -               -        $ 3,050
Annualized interest rate on principal amounts outstanding at year-end                 -               -           3.1%
Fees*                                                                           $   156         $   157        $   119


*Average short-term borrowings represent the sum of daily borrowings outstanding, weighted for the number of days outstanding and divided by the number of days in the period. The weighted average interest rate is determined by dividing interest expense by the amount of average borrowings. Fees are excluded from the calculation of the weighted average interest rate.

                          UIL HOLDINGS CORPORATION

(E) INCOME TAXES

                                                                    2004              2003              2002
                                                                    ----              ----              ----
                                                                                (In Thousands)
Income tax expense for continuing operations consists of:
Income tax provisions:
  Current
             Federal                                                $ 17,180          $ 11,151         $ (24,524)
             State                                                     5,001             4,971            (5,150)
                                                               --------------    --------------    --------------
                Total current                                         22,181            16,122           (29,674)
                                                               --------------    --------------    --------------
  Deferred
             Federal                                                   8,422            16,401            56,363
             State                                                       563             1,314            11,353
                                                               --------------    --------------    --------------
                Total deferred                                         8,985            17,715            67,716
                                                               --------------    --------------    --------------

  Investment tax credits                                                (431)             (387)             (564)
                                                               --------------    --------------    --------------

     Total income tax expense for continuing operations             $ 30,735          $ 33,450         $  37,478
                                                               ==============    ==============    ==============

Income tax components charged as follows:
  Operating tax expense                                             $ 33,812          $ 36,130         $  39,454
  Nonoperating tax expense                                            (3,077)           (2,680)           (1,976)
                                                               --------------    --------------    --------------

     Total income tax expense                                       $ 30,735          $ 33,450         $  37,478
                                                               ==============    ==============    ==============


 The following table details the components
  of the deferred income tax provision:
   Gain on sale of utility property                                      (19)              (51)             (280)
   Seabrook sale/leaseback transaction                                     -                 -             8,525
   Seabrook sale/leaseback - operating tax benefit                     1,112                 -                 -
   Seabrook lease buyout                                              (1,626)                -            28,156
   Seabrook II Sale                                                        -                 -            (1,885)
   Pension benefits                                                    2,584            11,238             2,189
   Accelerated depreciation                                            3,112             6,646              (335)
   Tax depreciation on unrecoverable plant investment                      -                 -            34,805
   Interest Expense - taxes                                              780                 -                 -
   New Hampshire NOL                                                     253                 -                 -
   Conservation and load management                                     (107)             (107)             (107)
   Displaced worker protection costs                                     222              (353)             (956)
   Bond redemption costs                                              (1,026)           (1,026)           (1,026)
   Cancelled nuclear project                                               -              (300)             (467)
   Restructuring costs                                                    (8)             (538)             (538)
   Regulatory deferrals                                                6,202             2,345             1,570
   Other - net                                                        (2,494)             (139)           (1,935)
                                                               --------------    --------------    --------------

Deferred income tax provision - net                                 $  8,985          $ 17,715         $  67,716
                                                               ==============    ==============    ==============

                          UIL HOLDINGS CORPORATION

Total income taxes differ from the amounts computed by applying the federal statutory tax rate to income before taxes. The reasons for the differences are as follows:

                                                                           2004             2003             2002
                                                                           ----             ----             ----
                                                                                      (In Thousands)
Computed tax at federal statutory rate                                   $23,679          $22,046          $29,130
Increases (reductions) resulting from:
  ITC taken into income                                                     (430)            (387)            (564)
  Allowance for equity funds used during construction                       (392)            (531)            (433)
  Amortization of regulatory asset                                         4,780            7,925           11,345
  Book depreciation in excess of non-normalized tax depreciation             130             (150)          (3,000)
  State income taxes, net of federal income tax benefits                   3,616            4,085            4,033
  Other items - net                                                         (648)             462           (3,033)
                                                                     --------------------------------------------------

       Total income tax expense                                          $30,735          $33,450          $37,478
                                                                     ==================================================

Book income from continuing operations before income taxes               $67,653          $62,987          $83,229
                                                                     ==================================================

Effective income tax rates                                                  45.4%            53.1%            45.0%
                                                                     ==================================================

As a result of the sale of UI's interests in Seabrook Station and the termination of the associated Seabrook Lease Obligation on November 1, 2002, UIL Holdings incurred a net operating loss (NOL) for federal income tax purposes for the year 2002 of approximately $78 million that was carried forward to the years 2003 and 2004. During the year 2003, approximately $27 million of the NOL carryforward was utilized, leaving a balance of $51 million of unutilized NOL that was carried forward and fully utilized against taxable income in 2004.

Legislation enacted in Connecticut on February 28, 2003 imposed a 20% surcharge on the corporation business tax for the year 2003. This surcharge, which was made retroactive to January 1, 2003, effectively increased the statutory rate of Connecticut corporation business tax from 7.5% to 9.0% for the year 2003. Due to this change, the combined effective statutory federal and state income tax rate for UIL Holdings' Connecticut-based entities increased slightly from 39.875% to 40.85% for the year 2003.

In addition, legislation was also enacted in Connecticut on August 16, 2003 that imposed a 25% surcharge on the corporation business tax for the year 2004. This surcharge increased the statutory rate of Connecticut corporation business tax from 7.5% to 9.375% for the year 2004. Due to this change, the combined effective statutory federal and state income tax rate for UIL Holdings' Connecticut-based entities increased slightly from 40.85% for the year 2003 to 41.094% for the year 2004.

The effective income tax rate for the year ended December 31, 2004 was 45.4% as compared to 53.1% for the year ended December 31, 2003. The changes in the 2004 rates are due primarily to (1) the utilization of approximately $1 million of state income tax credits associated with the Connecticut Corporation Business Tax for the year 2004, (2) non-recurring adjustments to deferred income tax reserves associated with CTA during 2003 and (3) differences in the amounts of book depreciation in excess of non-normalized tax depreciation.

At December 31, 2004, UIL Holdings had non-current deferred tax liabilities for taxable temporary differences of $372 million and non-current deferred tax assets for deductible temporary differences of $27 million, resulting in a net non-current deferred tax liability of $345 million. UIL Holdings had current deferred tax assets of $4 million at December 31, 2004. UIL Holdings did not have any current deferred tax liabilities at December 31, 2004. The

                          UIL HOLDINGS CORPORATION
following table summarizes UIL Holdings' deferred tax assets and liabilities for the years ended December 31, 2004 and 2003:

                                                                          2004                          2003
                                                                --------------------------      ----------------------
                                                                                    (in thousands)
Deferred income tax assets:
  SFAS No. 109 gross-up effect on deferred Federal ITC                 $  9,507                      $ 11,979
  Post-retirement benefits                                                4,825                         4,431
  2002 NOL carry-forward                                                      -                         8,216
  Other                                                                  16,618                        14,805
                                                                --------------------------      ----------------------
                                                                         30,950                        39,431
                                                                --------------------------      ----------------------

Deferred income tax liabilities:
  Plant basis differences                                               179,726                       190,695
  Accelerated depreciation timing differences                           116,869                       113,354
  CTA revenue adjustment                                                 20,130                        13,928
  Seabrook lease buyout                                                  26,346                        27,971
  Pension                                                                15,913                        13,164
  Bridgeport Energy basis difference                                      4,255                         4,255
  Other                                                                   8,838                         9,303
                                                                --------------------------      ----------------------
                                                                        372,077                       372,670
                                                                --------------------------      ----------------------
Deferred income taxes - net                                            $341,127                      $333,239
                                                                ==========================      ======================

SFAS No. 109, "Accounting for Income Taxes," requires that all current deferred tax assets and liabilities within each particular tax jurisdiction be offset and presented as a single amount in the Consolidated Balance Sheet. A similar procedure is followed for all non-current deferred tax assets and liabilities. Amounts in different tax jurisdictions cannot be offset against each other. The amount of deferred income taxes as of December 31, included on the following lines of the Consolidated Balance Sheet, is as follows:

                                                       2004           2003
                                                       ----           ----
Assets:
  Deferred and refundable income taxes              $  4,355       $ 12,437

Liabilities:
  Deferred income taxes                              345,482        345,676
                                                    --------       --------
  Deferred income taxes - net                       $341,127       $333,239
                                                    ========       ========

                          UIL HOLDINGS CORPORATION

(F)  SUPPLEMENTARY INFORMATION - CONTINUING OPERATIONS

                                                               2004            2003            2002
                                                               ----            ----            ----
                                                                          (In Thousands)
OPERATING REVENUES
------------------
Utility
     Retail                                                  $  691,554       $ 613,885      $  639,025
     Wholesale                                                   24,446          24,591          58,249
     Other                                                       48,027          31,144          30,259
Non-utility business unit revenues
     Xcelecom                                                   337,192         294,036         310,044
     Other                                                           68              21              19
                                                           -------------   -------------    ------------

          Total Operating Revenues                           $1,101,287       $ 963,677      $1,037,596
                                                           =============   =============    ============


FUEL AND ENERGY
---------------
     Fuel and Energy Expense                                 $  400,802       $ 296,707      $  293,209
     Purchase Power above market fuel expense credit (1)        (22,897)        (24,034)        (24,014)
                                                           -------------   -------------    ------------
          Total Fuel and Energy Expense                      $  377,905       $ 272,673      $  269,195
                                                           =============   =============    ============

DEPRECIATION AND AMORTIZATION
-----------------------------
    Utility property, plant, and equipment                   $   28,728       $  28,274      $   26,336
    Non-utility business property, plant and equipment            3,530           3,540           3,155
    Nuclear Decommissioning                                           -               -           2,241
                                                           -------------   -------------    ------------
          Total Depreciation                                     32,258          31,814          31,732
                                                           -------------   -------------    ------------
    Amortization of nuclear plant regulatory assets               9,790          20,197          30,690
    Amortization of purchase power contracts (1)                 22,897          24,034          24,014
    Amortization of other CTA regulatory assets                   1,063           1,109           1,336
    Amortization of cancelled plant                                   -             850           1,172
                                                           -------------   -------------    ------------
        Subtotal CTA Amortization                                33,750          46,190          57,212
    Amortization of intangibles                                   1,246           1,236           1,297
    Amortization of other regulatory assets                         832           2,999           2,326
                                                           -------------   -------------    ------------
          Total Amortization                                     35,828          50,425          60,835
                                                           -------------   -------------    ------------
          Total Depreciation and Amortization                $   68,086       $  82,239      $   92,567
                                                           =============   =============    ============

TAXES - OTHER THAN INCOME TAXES
-------------------------------
     Operating:
        Connecticut gross earnings                           $   25,259       $  25,842      $   28,293
        Local real estate and personal property                  10,216           9,027          11,726
        Payroll taxes                                             5,810           6,219           5,951
                                                           -------------   -------------    ------------
          Total Taxes - Other than Income Taxes              $   41,285       $  41,088      $   45,970
                                                           =============   =============    ============

OTHER INCOME AND (DEDUCTIONS), NET
----------------------------------
     Interest income                                            $ 1,802       $   1,197           $ 679
     Allowance for funds used during construction                 1,760           2,491           2,220
     Seabrook reserve reduction                                   2,661               -               -
     GSC procurement fee                                          2,622               -               -
     Miscellaneous other income and (deductions) - net             (254)          1,695            (634)
                                                           -------------   -------------    ------------
          Total Other Income and (Deductions), net           $    8,591       $   5,383      $    2,265
                                                           =============   =============    ============

OTHER INTEREST, NET
-------------------
     Notes Payable                                                $ 538           $ 612           $ 459
     Other                                                          511           1,791           1,258
                                                           -------------   -------------    ------------
          Total Other Interest, net                          $    1,049       $   2,403      $    1,717
                                                           =============   =============    ============

(1) The amortization of this regulatory asset is a cash neutral item, as there is an offsetting liability which is relieved through a credit to fuel and energy expense.

                          UIL HOLDINGS CORPORATION

(G)  PENSION AND OTHER BENEFITS

UI's qualified pension plan covers substantially all of its employees, the employees of UIL Holdings and APS, and certain management employees of Xcelecom and UCI. APS and Xcelecom employees no longer accrue benefits under the plan, but any benefits accrued to them, through April 2003 for APS, and December 2003 for Xcelecom, remain in the plan. Effective June 22, 2004, with the completion of the sale of APS, those active APS employees who had not vested in the amount of their benefits accrued through April 2003 were granted full vesting in those benefits. UI also has a non-qualified supplemental plan for certain executives and a non-qualified retiree-only plan for certain early retirement benefits. The net pension expense for these plans for 2004, 2003 and 2002 was $10.3 million, $17.5 million, and $6.7 million, respectively.

According to SFAS No. 132 (Revised), "Employer's Disclosure about Pensions and Other Post-retirement Benefits," disclosures pertaining to The United Illuminating Company Pension Plan (the "Pension Plan") include investment strategy, asset allocation mix, contributions, the assumptions for the expected rate of return on assets, measurement dates, accumulated benefit obligation levels for all pension plans and ten years of projected pension benefit payments. UI set forth an investment policy to delegate the oversight and management of pension assets and procedures for monitoring and control. UI has engaged Frank Russell Trust Company as the trustee and investment manager to assist in areas of asset allocation and rebalancing, portfolio strategy implementation, and performance monitoring and evaluation.

The goals of the asset investment strategy are to:

   o Achieve long-term capital growth while maintaining sufficient liquidity to provide for current benefit payments and Pension Plan operating expenses.

   o Provide a total return that, over the long-term, provides sufficient assets to fund Pension Plan liabilities subject to an appropriate level of risk, contributions and pension expense.

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

The Pension Plan will maintain compliance with the Employee Retirement Income Security Act of 1974 (ERISA) as amended, and any applicable regulations and laws.

The Pension and Benefits Committee of the Board of Directors (Pension Committee) that oversees the investment of Pension Plan assets in conjunction with management has conducted a review of the Investment Strategies and Policies of the Pension Plan. This included a review of the strategic asset allocation, including the relationship of Pension Plan assets to Pension Plan liabilities and portfolio structure. The Pension Committee has maintained the 2004 target asset allocation for 2005 for both the pension and other post-retirement employee benefit funds, as detailed below:

                                         Target
                                         ------
                Equity securities         65%
                Debt securities           25%
                Other                     10%


                          UIL HOLDINGS CORPORATION

The above allocations may be revised by the Pension Committee.

Funding policy for the Pension Plan is to make annual contributions that satisfy the minimum funding requirements of ERISA but that do not exceed the maximum deductible limits of the Internal Revenue Code. These amounts are determined each year as a result of an actuarial valuation of the Pension Plan. In 2002, $12.2 million was contributed for the 2002 funding requirements of the Pension Plan. In 2003, a $45 million contribution was made to the Pension Plan, which increased the total plan assets to a level which exceeded the accumulated benefit obligations and thereby reduced the Other Comprehensive Loss of $26.5 million, after-tax, recorded in 2002. In 2004, UI contributed $16.7 million to the Pension Plan, the entire amount of which was attributable to the 2003 plan year for income tax purposes.

UI has established a supplemental retirement benefit trust and through this trust purchased life insurance policies on officers of UI to fund the future liability under the non-qualified supplemental plan. The cash surrender value of these policies is included in Other Investments on the Consolidated Balance Sheet.

The contribution to the Pension Plan for 2005 is expected to be approximately $7.8 million, assuming that the amount will be equal to, or less than, the maximum contribution allowable per the Internal Revenue Code. The Accumulated Benefit Obligation as of December 31, 2004 for the qualified and non-qualified plans is $266.2 million and $6.1 million, respectively.

There is potential variability to the pension expense calculation depending on changes in certain assumptions: if there had been a 0.25% change in the discount rate assumed at 6% to estimate 2004 pension expense, the pension expense would have increased or decreased inversely by $0.8 million; if there had been a 1% change in the expected return on assets, the pension expense would have increased or decreased inversely by $2.5 million.

In addition to providing pension benefits, UI also provides other post-retirement benefits (OPEB), consisting principally of health care and life insurance benefits, for retired employees and their dependents. Employees whose sum of age and years of service at the time of retirement is equal to or greater than 85 (or who are 62 with at least 20 years of service) are eligible for benefits partially subsidized by UI. The amount of benefits subsidized by UI is determined by age and years of service at retirement. UI is expected to contribute approximately $9.6 million in 2005 to fund OPEB.

The FASB has issued a new staff position FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act introduces prescription drug benefits under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Act introduces a subsidy of 28 percent of an individual beneficiary's annual prescription drug cost between $250 and $5,000 subject to allowable retiree Medicare costs. The Act is effective for claims on or after January 15, 2006. The accounting for the federal subsidy does not have any impact on the calculation of UI's post-retirement health care benefit obligation, as UI does not provide prescription drug benefits for Medicare eligible employees in its post-retirement health care plans.

For funding purposes, UI established a Voluntary Employees' Benefit Association Trust (VEBA) to fund OPEB for UI's union employees. The funding strategy for the VEBA is to select funds that most clearly mirror the pension allocation strategy. Approximately 43% of UI's employees are represented by Local 470-1, Utility Workers Union of America, AFL-CIO, for collective bargaining purposes. UI established a 401(h) account in connection with the Pension Plan to fund OPEB for UI's non-union employees who retire on or after January 1, 1994. In 2002, UI contributed $0.8 million to the 401(h) account. UI did not make a contribution to the 401(h) account in 2003. The

                          UIL HOLDINGS CORPORATION

401(h) account was closed at the end of 2003, as the benefit payments exceeded the ability to make additional contributions and the account effectively became a revolving account. UI did not make contributions to the union VEBA in 2003 or 2002. In 2004, UI contributed $1.9 million to the union VEBA. Plan assets for the union VEBA consist primarily of equity and fixed-income securities. There is potential variability in the calculation of OPEB plan expenses depending on changes in certain assumptions: if there had been a 0.25% change in the discount rate assumed, the OPEB plan expenses would have increased or decreased inversely by $0.1 million; if there had been a 1% change in the expected return on VEBA assets, the OPEB plan expenses would have increased or decreased inversely by $0.2 million.

To develop the expected long-term rate of return on assets assumption, UI considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio. This resulted in the selection of the 8.0% return on plan assets.

The projected, long-term average wage increase was maintained at 4.5% in 2004. In 2002, due to increases in projected health care costs, UIL Holdings increased its health care cost trend rate and assumed such cost increases would decline over the next several years and then level off. The health care cost trend rate assumption for pre-65 retirees is 12%, declining by 1% annually to a steady-state growth rate of 5.5%. The health care cost trend rate assumption for post-65 retirees is 6.5%, declining by 0.5% annually to a long-term rate of 5.0%.

In accordance with SFAS No. 87, "Employers' Accounting for Pensions" (SFAS No.
87) and SFAS No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions" (SFAS No. 106), UI utilizes an alternative method to amortize prior service costs and unrecognized gains and losses. UI amortizes prior service costs for both the Pension Plan and OPEB plan on a straight-line basis over the average remaining service period of participants expected to receive benefits. UI utilizes an alternative method to amortize unrecognized actuarial gains and losses related to the Pension and OPEB plan over the lesser of the average remaining service period or ten years. Normally, there is a corridor of between zero and ten percent for the greater of the accumulated post-retirement benefit obligation and the market value of the assets prior to capturing gains and losses. However, for capturing the amortization of OPEB unrecognized gains and losses, there is no corridor due to the low dollar amount.

                          UIL HOLDINGS CORPORATION

The following table represents the change in benefit obligation, change in plan assets and the respective funded status of UI's pension and post-retirement plans as of December 31, 2004 and 2003.

                                                           PENSION BENEFITS        OTHER POST-RETIREMENT BENEFITS
                                                         2004           2003            2004              2003
                                                         ----           ----            ----              ----
CHANGE IN BENEFIT OBLIGATION                                              (in Thousands)
   Benefit obligation at beginning of year            $309,173       $272,938          $52,512          $48,341
   Service cost                                          5,950          6,214              923              777
   Interest cost                                        18,016         17,820            3,055            3,154
   Participant contributions                               N/A            N/A              814              437
   Amendments                                                -         (1,333)               -                -
   Actuarial (gain) loss                                 9,584         30,318            2,307            3,687
   Settlements, curtailments and other                       -            (98)               -                -
   Benefits paid (including expenses)                  (21,264)       (16,686)          (3,747)          (3,884)
                                                  ----------------------------------------------------------------
   Benefit obligation at end of year                  $321,459       $309,173          $55,864          $52,512
                                                  ================================================================

CHANGE IN PLAN ASSETS
   Fair value of plan assets at beg. of year          $259,410       $186,613          $16,963          $16,388
   Actual return on plan assets                         26,567         44,251            1,915            2,961
   Employer contributions                               17,667         45,233            3,601            1,060
   Participant contributions                               N/A            N/A              814              437
   Benefits paid (including expenses)                  (21,264)       (16,687)          (3,747)          (3,883)
                                                  ----------------------------------------------------------------
   Fair value of plan assets at end of year           $282,380       $259,410          $19,546          $16,963
                                                  ================================================================

Funded Status at December 31:
   Projected benefits (less than) greater than
        plan assets                                    $39,079        $49,763          $36,318          $35,549
   Unrecognized prior service cost                      (6,641)        (7,701)           1,377            1,557
   Unrecognized transition asset (obligation)              524          1,578           (7,761)          (8,819)
   Unrecognized net gain (loss) from past
        experience                                     (77,792)       (81,318)         (17,554)         (16,927)
                                                  ----------------------------------------------------------------
   (Prepaid)/accrued benefit obligation               $(44,830)      $(37,678)         $12,380          $11,360
                                                  ================================================================

Amounts recognized in the Consolidated Balance
Sheet consist of:
   Prepaid benefit cost                               $(49,532)      $(43,927)    $          -     $          -
   Accrued benefit liability                             6,102          8,166           12,380           11,360
   Intangible asset                                       (427)        (1,093)               -                -
   Accumulated other comprehensive income                 (973)          (824)               -                -
                                                  ----------------------------------------------------------------
Net amount recognized                                 $(44,830)      $(37,678)         $12,380          $11,360
                                                  ================================================================

The following weighted average actuarial assumptions were used in calculating the benefit obligations at December 31:
   Discount rate                                       5.75%          6.00%             5.75%            6.00%
   Average wage increase                               4.50%          4.50%              N/A              N/A
   Pre-65 healthcare trend rate(current yr)              N/A            N/A            12.00%           13.00%
   Pre-65 healthcare trend rate (2012+)                  N/A            N/A             5.50%            5.50%
   Post-65 healthcare trend rate(current yr)             N/A            N/A             6.50%            7.00%
   Post-65 healthcare trend rate (2008+)                 N/A            N/A             5.00%            5.00%

                          UIL HOLDINGS CORPORATION

         The components of net periodic benefit cost are:

                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                        PENSION BENEFITS        OTHER POST-RETIREMENT BENEFITS
                                                      2004           2003            2004              2003
                                                      ----           ----            ----              ----
                                                                         (In Thousands)
Components of net periodic benefit cost:
   Service cost                                        $ 5,950        $ 6,214          $   923           $  777
   Interest cost                                        18,016         17,820            3,055            3,154
   Expected return on plan assets                      (20,048)       (14,180)          (1,310)          (1,211)
   Amortization of:
      Prior service costs                                1,060          1,179             (180)            (180)
      Transition obligation (asset)                     (1,054)        (1,054)           1,058            1,058
      Actuarial (gain) loss                              6,591          7,514            1,693            1,631
   Settlements and curtailments                              -              1                -                -
                                                  ----------------------------------------------------------------
   Net periodic benefit cost                           $10,515        $17,494           $5,239           $5,229
                                                  ================================================================

The following actuarial weighted average assumptions were used in calculating net periodic benefit cost:

   Discount rate                                        6.00%          6.75%            6.00%            6.75%
   Average wage increase                                4.50%          4.50%             N/A              N/A
   Return on plan assets                                8.00%          8.00%            8.00%            8.00%
   Pre-65 health care trend rate (current year)          N/A            N/A            13.00%           14.00%
   Pre-65 health care trend rate (2012+)                 N/A            N/A             5.50%            5.50%
   Post-65 health care trend rate (current year)         N/A            N/A             7.00%            7.50%
   Post-65 health care trend rate (2009+)                N/A            N/A             5.00%            5.00%

   N/A - not applicable

A one percentage point change in the assumed health care cost trend rate would have the following effects:

                                                1% INCREASE         1% DECREASE
                                                -----------         -----------
                                                         (In Thousands)
Aggregate service and interest cost components    $  611              $  (488)
Accumulated post-retirement benefit obligation    $7,489              $(6,156)

The following table summarizes the expected future benefit payments to be paid:

      YEAR            PENSION BENEFITS          OTHER POST-RETIREMENT BENEFITS
      ----            ----------------          ------------------------------
                                     (in Thousands)
      2005                $ 19,532                       $ 2,940
      2006                  17,708                         3,138
      2007                  18,144                         3,168
      2008                  19,146                         3,231
      2009                  22,451                         3,390
  2010 - 2014              113,001                        18,544

                          UIL HOLDINGS CORPORATION

UI has a 401(k)/Employee Stock Ownership Plan (KSOP) in which substantially all of its employees and the employees of UIL Holdings and UCI are eligible to participate. The KSOP enables employees to defer receipt of a portion of their compensation, up to statutory limits, and to invest such funds in a number of investment alternatives. Matching contributions are made to the KSOP, in the form of UIL Holdings' common stock, based on each employee's salary deferrals in the KSOP. Through December 31, 2002, the matching contribution equaled 50 cents for each dollar of the employee's compensation deferred, but not more than 3 3/8% of the employee's annual salary. As of January 1, 2003, the matching contribution to the KSOP is 100% of the first 3% of employee compensation deferred and 50% of the next 2% deferred. The maximum match is 4% of annual salary and all matching contributions continue to be made in the form of UIL Holdings' common stock. Matching contributions to the KSOP during 2004, 2003 and 2002 were $2.2 million, $2.1 million and $1.7 million, respectively.

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

In December of 2001, Xcelecom established the Xcelecom, Inc. 401(k) Plan. Upon establishment, Xcelecom merged each of the separate subsidiary non-union retirement plans into this single company-wide plan in a staged manner. Beginning on January 1, 2002, non-union employees of Xcelecom's subsidiaries merged into this plan became eligible to participate upon completing six months of service and attaining age 21. Participants become vested in matching contributions immediately upon entry into the plan. Xcelecom makes matching contributions equal to 100% of the first 3% of employee salary deferred and 50% of any salary deferrals that exceed 3% but do not exceed 5% of the participant's compensation. Matching contributions to the Xcelecom 401(k) during 2004, 2003 and 2002 were $0.6 million, $0.6 million and $1 million, respectively.

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

(H)  UNAMORTIZED CANCELLED NUCLEAR PROJECT

From December 1984 through December 1992, UI had been recovering its investment in Seabrook Unit 2, a partially constructed nuclear generating unit that was cancelled in 1984, over a regulatory approved ten-year period without a return on its unamortized investment. In a 1992 rate decision, the DPUC adopted a proposal by UI to write off its remaining investment in Seabrook Unit 2, beginning January 1, 1993, over a 24-year period, corresponding with the flowback of certain Connecticut Corporation Business Tax (CCBT) credits. This decision allows UI to retain the Seabrook Unit 2/CCBT amounts for ratemaking purposes, with the accumulated CCBT credits not deducted from the rate base during the 24-year period of amortization in recognition of a longer period of time for amortization of the Seabrook Unit 2 balance. Unit 2 was sold on November 1, 2002. As a result of reducing its remaining unamortized investment in Seabrook Unit 2 with related proceeds from the sale, UI's investment has been fully amortized. A final decision was issued in March 2004 approving UI's calculation without modification.

                          UIL HOLDINGS CORPORATION

(I)  LEASE OBLIGATIONS

UIL Holdings and its wholly-owned direct and indirect subsidiaries have lease arrangements for data processing equipment, office equipment, vehicles and office space. Prior to January 20, 2004, UI leased its Electric System Work Center (ESWC) facility, and recognized such lease as a capital lease. On January 20, 2004, UI exercised the $16 million purchase option in connection with the capital lease for the ESWC facility.

The gross amount of assets recorded under the capital lease for the ESWC facility and the related obligation as of December 31, 2003 was $14.8 million. UIL Holdings did not have any other capital leases as of December 31, 2004 or 2003.

Capitalization of leases on UI's books has no impact on income, since the sum of the amortization of a leased asset and the interest on the lease obligation equals the rental expense allowed for ratemaking purposes.

Operating leases, which are charged to operating expense, consist principally of leases of office space and facilities, railroad rights of way and a wide variety of equipment. The most significant operating lease is that of UI and UIL Holdings' corporate headquarters. Most of the operating leases for office space and facilities contain options to either 1) purchase the leased space for a stipulated amount at the end of the initial lease term, or 2) renew the lease at the end of the initial lease term, at the then fair value, or stipulated amounts, as defined in the lease, for periods ranging from 1 to 15 years. The future minimum lease payments under these operating leases are estimated to be as follows:



                                          (In Thousands)

                       2005                     $ 13,362
                       2006                       12,760
                       2007                       12,857
                       2008                       13,002
                       2009                       13,203
                       2010 - after               48,725
                                         ----------------
                         Total                  $113,909
                                         ================

Rental payments charged to operating expenses in 2004, 2003 and 2002, including rental payments for its corporate headquarters, were as follows:

                                                                       YEAR ENDED DECEMBER 31,
                                                              2004               2003              2002
                                                        ------------------------------------------------------
                                                                           (in Thousands)

 Rental payments                                            $13,118            $14,509            $13,710
 Less: Sublease rental payments received                        380                712                685
                                                        ------------------------------------------------------
 Rental payments charged to operating expenses              $12,738            $13,797            $13,025
                                                        ======================================================

                          UIL HOLDINGS CORPORATION

(J)  COMMITMENTS AND CONTINGENCIES

OTHER COMMITMENTS AND CONTINGENCIES

                    CONNECTICUT YANKEE ATOMIC POWER COMPANY

UI has a 9.5% stock ownership share in the Connecticut Yankee Atomic Power Company (Connecticut Yankee), the carrying value of which was $4.1 million as of December 31, 2004. On December 4, 1996, the Board of Directors of Connecticut Yankee voted unanimously to retire the Connecticut Yankee nuclear plant (the Connecticut Yankee Unit) from commercial operation. A decision by the FERC that became effective on August 1, 2000 allows Connecticut Yankee to collect, through the power contracts with the unit's owners, the FERC-approved decommissioning costs, other costs associated with the permanent shutdown of the Connecticut Yankee Unit, the unrecovered investment in the Connecticut Yankee Unit, and a return on equity of 6%. Connecticut Yankee may recover 9.5% of these costs from UI.

Connecticut Yankee updates its cost to decommission the unit annually, or as needed, and provides UI with a projected recovery schedule depicting annual costs expected to be billed to UI, including a return on investment over the term of the projected recovery period. The present value of these costs is calculated using UI's weighted average cost of capital and, after consideration of recoverability, recorded as a Connecticut Yankee Contract Obligation and a corresponding regulatory asset. At December 31, 2004, UI has regulatory approval to recover in future rates $21.3 million of its regulatory asset for Connecticut Yankee over a term ending in 2007. The remaining portion of the regulatory asset, as of December 31, 2004, was $26.2 million, which consists of costs subject to a regulatory review and approval process and reflects the present value of the revenue requirements to fund the increased costs described in the following paragraphs. The regulatory review and approval process may extend the recovery period beyond 2007. Although UI believes full regulatory recovery is probable because these costs are similar in nature to the costs for which UI already has regulatory approval to recover in future rates, the actual amounts subject to recovery may be different.

CURRENT COST ESTIMATE
---------------------

As part of the Connecticut Yankee April 2000 rate case settlement with the FERC, remaining decommissioning costs were originally estimated at $436 million. The original estimate was updated in November 2002 to increase the estimated decommissioning costs by approximately $130 million. The $130 million increase stemmed primarily from additional security costs, increased insurance costs and other factors. In December 2003 the estimate was increased by an additional $265 million, reflecting the fact that Connecticut Yankee is now directly managing the work necessary to complete decommissioning of the plant following termination of the contractor that had been managing such work in July 2003. Consequently, the total current cost estimate of approximately $831 million (2003 Estimate) represents an aggregate increase of approximately $395 million over the April 2000 FERC rate case settlement amount. The above financial information has been adjusted to 2003 dollars.

UI's share of the estimated increased cost of $395 million over the 2000 FERC settlement is approximately $37.5 million. This increase will not impact current period earnings, as the amounts will be deferred on UI's balance sheet pending resolution of the litigation and regulatory proceedings described herein. Ultimately, if this issue is resolved favorably, the costs will be recovered in rates and therefore would not likely have a financial impact on UI's results of operations. If the outcome is not favorable, there could be a material negative impact to UI's results of operations.

                          UIL HOLDINGS CORPORATION

BECHTEL LITIGATION
------------------

Connecticut Yankee terminated its decommissioning contract with Bechtel Power Corporation (Bechtel) in July 2003 due to Bechtel's history of incomplete and untimely performance of decommissioning work. In June 2003, Bechtel filed a complaint against Connecticut Yankee in Connecticut Superior Court, asserting a number of claims, including wrongful termination. In August 2003, Connecticut Yankee filed a counterclaim, including counts for breach of contract, negligent misrepresentation and breach of duty of good faith and fair dealing. Connecticut Yankee is now managing the decommissioning process and continues to prosecute its counterclaims for excess completion costs and other damages against Bechtel in Connecticut Superior Court. Discovery is underway and a trial has been scheduled for May 2006. The 2003 Estimate does not include any allowance for cost recovery in this matter.

On June 18, 2004, Bechtel filed a Pre-Judgment Remedy Application ("PJR") requesting a $93 million garnishment of the Decommissioning Trust ("Trust"), Connecticut Yankee shareholder payments to the Trust and any proceeds from the fuel disposal contract litigation pending between Connecticut Yankee and the U.
S. Department of Energy (DOE), as well as attachment of any Connecticut Yankee assets, including real property located in Haddam Neck, Connecticut. On July 16, 2004, Connecticut Yankee filed its objection to the PJR, including challenging the legal availability of the remedies requested by Bechtel. On July 20, 2004 the Court allowed the DPUC to intervene in the PJR proceeding for the limited purpose of objecting to Bechtel's requested garnishment of the Trust and related payments. On August 26, 2004, the Court held oral arguments on the legal availability of the remedies requested by Bechtel but has not issued a decision. An evidentiary hearing on the other PJR issues began on October 19, 2004. On November 1, 2004, the Judge in the PJR proceedings signed a Stipulation reached between Connecticut Yankee and Bechtel. In the Stipulation Bechtel agrees: (a) to waive and relinquish its right to seek prejudgment attachment of the Trust or any future payments into the Trust, including any proceeds of Connecticut Yankee's currently pending litigation with the DOE regarding spent fuel storage costs; and (b) not to file in any forum any additional or amended applications for prejudgment remedy or other preliminary relief seeking to attach or garnish any assets of Connecticut Yankee or of any of its shareholders or power purchasers. Further, Bechtel amends its Application to provide that it seeks only: (i) to attach real property owned by Connecticut Yankee in Connecticut with a value of up to $7.9 million; and (ii) to garnish a portion of the stream of monthly payments to be made through June 2007 to Connecticut Yankee under the wholesale power contracts between Connecticut Yankee and its power purchasers, up to an aggregate amount of $41.7 million. In the proposed Stipulation it is further agreed that any attachment of the real property authorized by the Court will not prevent Connecticut Yankee from continuing plant decommissioning, and Connecticut Yankee will be entitled to continue with all deconstruction, demolition, decontamination, remediation and related activities. This Stipulation does not constitute an admission of liability by Connecticut Yankee, nor an acknowledgement of any damage calculation in any respect, and is not admissible in any subsequent legal or administrative proceeding not related to enforcement of the Application, including any alternative dispute resolution proceedings. The parties have not reached agreement as to whether the real property and the purchaser payments referenced above may be lawfully attached or garnished. Connecticut Yankee and the DPUC continue to dispute that the assets may be lawfully attached or garnished and the parties have agreed to submit these legal issues to the Court for decision.

FERC MATTERS
------------

2004 RATE CASE FILING
---------------------
Connecticut Yankee filed the 2003 Estimate with the FERC as part of a July 1, 2004 rate application (the Filing) seeking additional funding to complete the decommissioning project and for storage of spent fuel through 2023. The Filing was required as part of the terms of Connecticut Yankee's April 2000 rate case settlement agreement with the FERC and requests that new rates take effect on January 1, 2005. The Filing includes proposed increased decommissioning charges, based on the 2003 Estimate, as well as $4.0 million and $2.4 million of new charges for

                          UIL HOLDINGS CORPORATION
pension and post-retirement benefits (other than pensions), respectively.
The proposed $93 million annual decommissioning collection represents a significant increase in annual charges compared to the existing
FERC-approved decommissioning collection rate of $16.7 million per year that had been approved as part of the April 2000 rate case settlement. The Filing proposes extending the collection period for decommissioning from June 30, 2007 to December 31, 2010.

Notices of intervention or protest were filed in July and August at the FERC by several utility parties and by non-utility parties including the DPUC, the OCC, the Massachusetts Attorney General, the Massachusetts Department of Telecommunications and Energy, the Rhode Island Attorney General, and the Maine Public Advocate. Bechtel Power Corporation also filed a motion to intervene and protest.

On August 30, 2004, FERC issued an order: (1) accepting for filing Connecticut Yankee's proposed new charges for decommissioning, pension expense and post-retirement benefits (other than pensions) expense; (2) suspending the revised charges for a period of five months, to February 1, 2005, at which time the proposed rates went into effect subject to refund; (3) establishing hearing procedures, to commence with a pre-hearing conference before an administrative law judge (ALJ) in September 2004; (4) denying the request of the DPUC and OCC for an accelerated hearing schedule and for a bond or other security for potential refunds; (5) denying the declaratory ruling requested by the DPUC and OCC (see paragraph below), and (6) granting Bechtel's motion to intervene as well as allowing the interventions by the other applying parties including UI and the other Connecticut Yankee power purchasers. The hearing is scheduled to begin on June 1, 2005. The process of resolving the matters in the Filing is likely to be contentious and lengthy.

FERC ORDER ON REQUEST FOR DECLARATORY ORDER
-------------------------------------------

On June 10, 2004, the DPUC and the OCC filed a petition (Petition) with the FERC seeking a declaratory order that Connecticut Yankee can recover all decommissioning costs from its wholesale purchasers, but that those purchasers may not recover in their retail rates any costs that the FERC might determine to have been imprudently incurred. Connecticut Yankee, as well as its wholesale purchasers, responded in opposition to the Petition, indicating that the order sought by the DPUC and OCC would violate the Federal Power Act and decisions of the U.S. Supreme Court, other federal and state courts, and the FERC. As noted above, the FERC rejected this petition as part of its initial ruling on Connecticut Yankee's rate filing. The DPUC and OCC filed a petition for rehearing on the matter which is pending before the FERC. Connecticut Yankee filed a motion on October 14, 2004 requesting permission to respond, as well as a response to the rehearing petition.

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

                          UIL HOLDINGS CORPORATION

Connecticut Yankee, together with two other New England-based owners of shutdown nuclear generating plants, is seeking recovery of damages stemming from the breach by the DOE under the 1983 contracts that were mandated by the U.S. Congress under the High Level Waste Act for purposes of disposal of spent fuel and high-level waste, including greater than class C waste. The trial for the damage claim, which had been pending in the Federal Court of Claims since March 1998, commenced on July 12, 2004 and ended August 31, 2004. The court heard closing arguments on January 24, 2005 and the final post-trial briefs are scheduled to be filed on February 18, 2005.

The amount of the claim for damages incurred through 2010, net of adjustments made as part of the trial record, is approximately $186-$198 million depending on the discount rate applied. In addition, incremental continuing damages that will be incurred for periods beyond 2010 are being sought based on an annual dollar value. The 2003 Estimate discussed above does not include an allowance for recovery of damages in this matter. The Department of Justice submitted a motion to the court during the damage trial which raises the issue of whether Connecticut Yankee's pre-1983 spent fuel fee obligation of approximately $155 million should be treated as an offset to any payment of damages. The Court's ruling on that matter is expected to be issued in the same time frame as its overall ruling in the case, which is expected in the spring of 2005.

                             HYDRO-QUEBEC

UI is a participant in the Hydro-Quebec transmission tie facility linking New England and Quebec, Canada. UI has a 5.45% participating share in this facility, which in aggregate has a maximum 2000 megawatt equivalent generation capacity value. UI is obligated to furnish a guarantee for its participating share of the debt financing for one phase of this facility. The original guarantee was entered into in April 1991 in the amount of $11.7 million. The amount of this guarantee is reduced monthly, proportionate with principal paid on the underlying debt. As of December 31, 2004, UI's guarantee for this debt was approximately $3.3 million.

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

SITE DECONTAMINATION, DEMOLITION AND REMEDIATION COSTS
------------------------------------------------------

As a result of a 1992 DPUC retail rate decision, since January 1, 1993, UI had been recovering through retail rates $1.1 million per year of environmental remediation costs for the demolition and decontamination of its Steel Point Station property in Bridgeport. As a result of the Rate Case decision dated September 26, 2002, UI recovered the remaining $3 million of these costs ratably during the 2002 through 2004 time period. Except for capping contaminated soils that are legally allowed to remain on site, this amount reflects the remaining costs to remediate the property. Final costs will be offset by any sale price realized, and will be subject to regulatory true-up upon disposition of the property. UI is also replacing portions of the bulkhead at the Steel Point Station property. The work is expected to cost approximately $7.4 million and is currently expected to be completed in 2005. UI is entitled to reimbursement of the bulkhead costs from the City of Bridgeport pursuant to UI's contract with the City. The cost estimates for the remediation and bulkhead are based on the most current information available. Actual remediation and bulkhead replacement costs may be higher, or lower, than what is currently estimated.

                          UIL HOLDINGS CORPORATION

Subsequent to the demolition of Steel Point Station, the adjacent East Main Street Substation was removed at the request of the City of Bridgeport and UI expanded the Congress Street Substation to replace it. As of December 31, 2004, UI is entitled to $8.9 million from the City of Bridgeport for such removal and expansion. An additional $1.4 million of costs related to the Substation are transmission assets recoverable through regional transmission rates. In the event that UI is unable to reach a negotiated agreement with the City of Bridgeport, UI will move forward with previously initiated arbitration proceedings to collect these funds from the City.

A site on the Mill River in New Haven was conveyed by UI to an unaffiliated entity, Quinnipiac Energy LLC (QE), reserving to UI permanent easements for the operation of its transmission facilities on the site. At the time of the sale, a fund of approximately $1.9 million, an amount equal to the then-current estimate for remediation, was placed in escrow for purposes of bringing soil and groundwater on the site into environmental compliance. Approximately $0.8 million of the escrow fund remains unexpended. UI also required that QE obtain an insurance policy to provide coverage for limited remediation cost overruns. QE's environmental consultant reports that approximately $1.9 million of remediation remains to be performed. The City of New Haven has foreclosed on the property, as QE is not current with property tax payments and the foreclosure sale is scheduled in May 2005. UI could be required by applicable environmental laws to finish remediating any ground contamination at the site if it is determined that QE has not performed appropriate environmental remediation at the site and the following events occur (1) insurance proceeds are not adequate to cover remediation cost overruns or (2) the property is sold through a foreclosure sale.

On April 16, 1999, UI closed on the sale of its Bridgeport Harbor Station and New Haven Harbor Station generating plants in compliance with Connecticut's electric utility industry restructuring legislation. Environmental assessments performed in connection with the marketing of these plants indicate that substantial remediation expenditures will be required in order to bring the plant sites into compliance with applicable minimum Connecticut environmental standards. The purchaser of the plants agreed to undertake and pay for the remediation of the purchased properties. With respect to the portion of the New Haven Harbor Station site that UI retained, UI has performed an additional environmental analysis, indicating that approximately $3.2 million in remediation expenses will be incurred. Actual remediation costs may be higher, or lower, than what is currently estimated. The required remediation is virtually all on transmission-related property; and UI accrued these estimated expenses during the third quarter of 2002.

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

From 1961 to 1976, UI owned a parcel of property in Derby, Connecticut, on which it operated an oil-fired electric generating unit. For several years, the Connecticut Department of Environmental Protection (CDEP) has been monitoring and remediating a migration of fuel oil contamination from a neighboring parcel of property into the adjacent Housatonic River. Although, based on its own investigation to date, UI believes it has no responsibility for this contamination, if regulatory agencies determine that UI is responsible for the cost of these remediation activities, UI may experience substantial costs, no estimate of which is currently available.

ELECTRIC SYSTEM WORK CENTER
---------------------------

UI's January 2004 purchase of its Electric System Work Center property, located in Shelton, Connecticut, caused a review under the CDEP's Transfer Act Program. Under this review, the CDEP had an opportunity to examine the current environmental conditions at the site and direct remediation, or further remediation, of any areas of concern. At the conclusion of its review, the CDEP elected not to oversee any further site investigation or remediation at the site and directed UI to undertake any necessary evaluation and/or remediation (verification work) using an

                          UIL HOLDINGS CORPORATION
independent Licensed Environmental Professional (LEP). UI has hired an LEP and has submitted a schedule to the CDEP for the verification work. Implementation of the verification work is not expected to have a material impact on the financial condition of UI.

UTILITY OPERATIONS
------------------

With respect to UI's general operations, UI received a Notice of Violation (NOV) from the CDEP, dated September 22, 2004. This NOV alleges that UI is not in compliance with inspection, recordkeeping and labeling requirements under certain state and federal waste and used oil regulations. UI has corrected the deficiencies and believes it is in compliance with the cited regulations. Although the CDEP may elect to seek penalties for the alleged violations, which can be up to $25,000, per incident, per day for non-compliance, UI has no reason to believe that the CDEP will pursue penalty assessment under a consent order in connection with the NOV. No fines have been assessed in connection with this NOV. Any such financial penalties related to this NOV, if pursued by the CDEP, are not expected to have a material impact on the financial condition of UI.

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

                    CLAIM OF DOMINION ENERGY MARKETING, INC.

On December 28, 2001, UI entered into an agreement with Virginia Electric and Power Company, which was subsequently assigned to its affiliate Dominion Energy Marketing, Inc. (DEMI), for the supply of all of UI's standard offer generation service needs from January 1, 2002 through December 31, 2003, and for the supply of all of UI's generation service requirements for special contract customers through 2008 (Power Supply Agreement or PSA). In December 2004, UI received a letter from DEMI claiming that under the terms of this agreement, DEMI should not have been responsible for a currently estimated amount of $8.2 million, plus interest, of certain "CT Reliability COS" charges related to Reliability Must Run agreements between ISO-NE and NRG (the owner of power plants located in Connecticut that were formerly owned by Northeast Utilities). DEMI claims that such charges are fixed operation and maintenance costs and not "Transmission Congestion Costs," for which DEMI would be responsible under the terms of the PSA. DEMI has indicated that it does not intend to terminate the PSA prior to resolution of the dispute, but the parties have not agreed to a dispute resolution process. On February 14, 2005, DEMI filed a complaint in Connecticut District Court that seeks the court's interpretation of the contract and an order compelling UI to pay the claimed damages. UI does not believe that the court has jurisdiction, as the dispute pertains to a contract that was approved by, and falls under jurisdiction of, the FERC. UI believes its interpretation of the PSA is

                          UIL HOLDINGS CORPORATION
correct. If UI is unable to recover these amounts from DEMI, UI would seek recovery of these amounts through the regulatory process.

               INDEPENDENT SYSTEM OPERATOR - NEW ENGLAND

On April 16, 2004, UI announced its participation in the ISO-NE program to secure emergency energy resources in Southwestern Connecticut. Under the four-year contract, UI has committed to a load reduction of 30 megawatts when requested by ISO-NE. UI has partnered with several large customers who have agreed to reduce their electricity demand when the region's electric grid is stressed. The agreement was approved by the FERC in May 2004. As part of the agreement, UI provided a performance guarantee for the commitment of $0.7 million in the form of a letter of credit in the event UI was unable to reduce demand when requested by ISO-NE. Through the end of October 2004, UI was not required to perform under the $0.7 million letter of credit. In October 2004, the letter of credit was reduced to $0.4 million, representing UI's remaining performance guarantee under the agreement, and the term was extended until October 31, 2005. No liability has been recorded in the UIL Holdings' consolidated balance sheet as of December 31, 2004 for this guarantee provided under this letter of credit. The probability that the letter of credit would be utilized is very low due to the fact that the customers that UI has partnered with for this program are among UI's largest, thus reducing the likelihood of nonperformance in terms of both the requested kWh reductions and the ability to pay any financial penalties. Furthermore, if the letter of credit were to be utilized to cover nonperformance of UI's customers, the amount paid by UI would be recovered directly from the customers who did not perform by deducting the amount from the funds that would be remitted to such customers for their performance in this program.

                       CROSS-SOUND CABLE COMPANY, LLC

UCI's 25% share of the actual project cost for the Cross-Sound cable was $34.3 million as of December 31, 2004. UCI has provided an equity infusion of $10 million to Cross-Sound and UIL Holdings loaned $24.8 million, including capitalized interest, to Cross-Sound. In addition, UIL Holdings and UCI have provided two guarantees, in the amounts of $2.5 million and $1.3 million, in support of Hydro-Quebec's (HQ) guarantees to third parties in connection with the construction of the project.

The $2.5 million guarantee is in support of an HQ guarantee to the Long Island Power Authority (LIPA) to provide for damages in the event of a delay in the date of achieving commercial operation. There had been a delay in achieving the originally agreed upon date of commercial operation, primarily due to a Connecticut legislative moratorium on installing new gas and utility lines across Long Island Sound, which precluded the CDEP from considering applications related to submarine cables under Long Island Sound. UCI believes action or inaction of governmental, regulatory or judicial bodies qualify as events beyond the party's control and performance under the guarantee is not required. Further, as discussed below, on June 24, 2004 Cross-Sound executed a settlement agreement allowing for immediate commercial operation of the cable. Although retaining commercial operating status is contingent upon the satisfaction of certain provisions of the settlement agreement, no liability has been recorded related to this guarantee as UIL Holdings expects all provisions to be satisfied in accordance with the agreement.

The $1.3 million guarantee is in support of an agreement under which Cross-Sound is providing compensation to shell fishermen for all losses, including loss of income, as a result of the installation of the cable (Shellfish Agreement). The payments to the fishermen are being made over a 10-year period, and the obligation under this guarantee reduces proportionately with each payment made. As of December 31, 2004, the remaining amount of the guarantee was $1.2 million. UIL Holdings has completed a probability weighted analysis based on the likelihood of certain events occurring that would cause UIL Holdings to be required to perform under this guarantee. This analysis resulted in a liability amount that was inconsequential, and as such, no liability has been recorded in UIL Holdings' Consolidated Balance Sheet as of December 31, 2004.

                          UIL HOLDINGS CORPORATION

In the event that Cross-Sound could not meet any obligations that are supported by the previously mentioned guarantees, it is expected that such obligation would be funded by capital contributions from the owners, who are affiliates of the guarantors, in amounts in proportion to their respective ownership shares of Cross-Sound. As such, UCI does not expect to be required to perform under the guarantee.

On June 24, 2004, Cross-Sound reached a settlement agreement with various regulatory authorities and other parties with an interest in the cable that allowed for immediate commercial operation of the cable. Following execution of the settlement agreement, the existing contract Cross-Sound has with the Long Island Power Authority for the entire capacity of the transmission line has been amended, subject to formal approval by the New York State Comptroller, to increase the overall term of the agreement from 20 years to 28 years by means of adding an initial three-year period at the current reduced rates, and an additional five years to the end of the contract term, at full rates.

Although the settlement agreement allows for commercial operation of the cable, such status is contingent upon the satisfaction of certain provisions set forth in the agreement. In particular, Cross-Sound was required to bring the cable into compliance with permit conditions as directed by the CDEP. This remediation was completed in January 2005 and consisted primarily of achieving the originally required burial depth in those areas deemed as "soft spots," meaning the obstructions which originally prevented achievement of such depth were able to be removed without the use of techniques such as blasting. The cost of this remediation amounted to $4 million. Additionally, the settlement agreement calls for the parties to fund a collective amount of $6 million, of which Cross-Sound's commitment is $2 million, to a research and restoration fund for the Long Island Sound. Cross-Sound funded its $2 million commitment in September 2004.

With completion of all provisions of the settlement agreement for which Cross-Sound is responsible, the loan from UIL Holdings may be refinanced with external project financing. UCI will be responsible for 25% of any additional cost of project completion over the estimated amount.

                             XCELECOM, INC.

Xcelecom, through one of its subsidiaries, has filed suit in New Jersey Superior Court against M. J. Paquet (Paquet), a general contractor doing business in the state of New Jersey, and Paquet's surety, United States Fidelity & Guaranty Company. Paquet is the general contractor on a project with the New Jersey Department of Transportation and one of Xcelecom's subsidiaries is the electrical subcontractor on the project. The project is substantially complete with minor items remaining. Xcelecom alleges in its suit, among other causes of action, breach of contract, failure to comply with New Jersey's Prompt Pay Act, and breach of trust. Xcelecom seeks to recover approximately $2 million in overdue payments, plus damages for delay and failure by Paquet to comply with New Jersey state law. Paquet has asserted numerous defenses to the suit, as well as various counterclaims. Pleadings are closed and discovery is in process. Xcelecom intends to vigorously pursue its suit against Paquet and its surety, and to defend against Paquet's counterclaims. Paquet has announced it was ceasing operations and the State of New Jersey withdrew two contracts it awarded to Paquet earlier in 2004. Xcelecom does not believe there is a likelihood of an adverse outcome as a result of Paquet's counterclaims, and as such, no amount has been accrued for this matter in the financial statements. There has been no reserve established against the receivable of approximately $2 million, as Xcelecom expects to collect the entire amount due on this contract, either directly from Paquet, or through the payment and performance bonds of Paquet's surety.

                          UIL HOLDINGS CORPORATION

(K)  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of UIL Holdings' financial instruments are as follows:

                                                               2004                       2003
                                                               ----                       ----
                                                      CARRYING       FAIR         CARRYING      FAIR
                                                       AMOUNT        VALUE         AMOUNT       VALUE
                                                      --------       -----        --------      -----
                                                          (In Thousands)              (In Thousands)
Unrestricted cash and temporary cash investments       $ 40,165     $ 40,165      $ 28,614      $ 28,614

Long-term debt (1)(2)                                  $495,460     $507,248      $495,460      $511,184
(1) The fair value of UIL Holdings'  long-term debt is estimated by investment bankers based on market conditions at December 31, 2004 and 2003, respectively.
(2) See Note (B), "Capitalization - Long-Term Debt."

                          UIL HOLDINGS CORPORATION

(L)  QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for 2004 and 2003 are set forth below:

                                                               1ST          2ND         3RD          4TH
                                                             QUARTER      QUARTER     QUARTER      QUARTER
                                                            --------------------------------------------------
                                                                 (In Thousands, Except Per Share Amounts)
2004
----
    Operating Revenues                                       $249,427    $260,735     $323,420    $267,705
    Operating Income from Continuing Operations                16,526      22,192       35,501      13,771
    Income from Continuing Operations                           5,692      10,366       16,319       4,541
    Income from Discontinued Operations (Note O)                1,443      48,365           16           -
    Extraordinary Gain, net of tax (Note Q)                         -           -            -         203
    Net Income                                                  7,135      58,731       16,335       4,744

    Earnings Per Share on Common Stock - Basic: (1)
    Continuing Operations                                    $   0.40    $   0.72     $   1.13    $   0.32
    Discontinued Operations (Note O)                             0.10        3.37            -           -
    Extraordinary Gain (Note Q)                                     -           -            -        0.01
    Net Earnings                                             $   0.50    $   4.09     $   1.13    $   0.33

    Earnings Per Share on Common Stock - Diluted: (2)
    Continuing Operations                                    $   0.39    $   0.72     $   1.13    $   0.32
    Discontinued Operations (Note O)                             0.10        3.36            -           -
    Extraordinary Gain (Note Q)                                     -           -            -        0.01
    Net Earnings                                             $   0.49    $   4.08     $   1.13    $   0.33

2003
----
    Operating Revenues                                       $234,239    $230,621     $269,703    $229,114
    Operating Income from Continuing Operations                19,030      16,694       36,277      16,956
    Income from Continuing Operations                           5,518       5,005       16,601       2,413
    Income from Discontinued Operations (Note O)                 (252)       (703)         351      (5,647)
    Net Income                                                  5,266       4,302       16,952      (3,234)

    Earnings Per Share on Common Stock - Basic: (1)
    Continuing Operations                                    $   0.39    $   0.35     $   1.16    $   0.17
    Discontinued Operations (Note O)                            (0.02)      (0.05)        0.03       (0.40)
    Net Earnings                                             $   0.37    $   0.30     $   1.19    $  (0.23)

    Earnings Per Share on Common Stock - Diluted: (2)
    Continuing Operations                                    $   0.39    $   0.35     $   1.16    $   0.17
    Discontinued Operations (Note O)                            (0.02)      (0.05)        0.03       (0.40)
    Net Earnings                                             $   0.37    $   0.30     $   1.19    $  (0.23)

(1) Based on weighted average number of shares outstanding each quarter.
(2) Based on weighted average number of shares outstanding each quarter.
    Reflecting the effect of dilutive stock options, performance shares and restricted stock.

                          UIL HOLDINGS CORPORATION

(M)  SEGMENT INFORMATION

As described in Note (O), "Discontinued Operations," to the Consolidated Financial Statements, the sale of APS was completed in June 2004 and its results of operations are reported as discontinued operations. Accordingly, UIL Holdings now has two segments, UI, its regulated electric utility business engaged in the purchase, transmission, distribution and sale of electricity, and Xcelecom, its non-utility, indirect, wholly-owned subsidiary, which provides specialized contracting services in the electrical, mechanical, communications and data network infrastructure industries. Revenues from inter-segment transactions are not material. All of UIL Holdings' revenues are derived in the United States.

The following table reconciles certain segment information with that provided in UIL Holdings' Consolidated Financial Statements. In the table, Other includes the information for the remainder of UIL Holdings' non-utility businesses, including minority interest investments, administrative costs, and inter-segment eliminations.

                          UIL HOLDINGS CORPORATION

     (M)  SEGMENT INFORMATION

                                                           FOR THE YEAR ENDED DECEMBER 31, 2004
                                                     -------------------------------------------------
                                                                            ELIMINATIONS
                                                        UI       XCELECOM     AND OTHER       TOTAL
                                                    ----------  ----------  ------------   ----------
     Operating Revenues                             $  764,027   $ 337,192    $     68     $1,101,287
     Fuel and Energy                                   377,905           -           -        377,905
     Operation and maintenance                         190,377     330,070       5,574        526,021
     Depreciation and amortization                      63,310       4,776           -         68,086
     Taxes - other than income taxes                    39,435       1,827          23         41,285
                                                    ----------  ----------   ----------    -----------
     Operating Income From Continuing Operations        93,000         519      (5,529)        87,990
                                                    ----------  ----------   ----------    -----------
     Other Income and (Deductions), net                  6,663         902       1,026          8,591
                                                    ----------  ----------   ----------    -----------
     Interest Expense, net                              15,571         575       6,645         22,791
                                                    ----------  ----------   ----------    -----------

     Income From Continuing Operations
      Before Income Tax                                 84,092         846     (11,148)        73,790
     Income taxes                                       37,830         352      (7,447)        30,735
                                                    ----------  ----------   ----------    -----------
     Income From Continuing Operations of
      Consolidated Companies                            46,262         494      (3,701)        43,055
     Income (Losses) from Equity Investments               249           -      (6,386)        (6,137)
                                                    ----------  ----------   ----------    -----------
     Income From Continuing Operations                  46,511         494     (10,087)        36,918
     Discontinued Operations, Net of Tax                     -           -      49,824         49,824
     Extraordinary Gain, Net of Tax                          -         203           -            203
                                                    ----------  ----------   ----------    -----------
     Net Income                                     $   46,511   $     697    $ 39,737      $  86,945
                                                    ==========  ==========   ==========    ===========
     Total Assets                                   $1,475,782   $ 197,234    $114,592     $1,787,608
                                                    ----------  ----------   ----------    -----------

                                                           FOR THE YEAR ENDED DECEMBER 31, 2003
                                                     -------------------------------------------------
                                                                             ELIMINATIONS
                                                         UI       XCELECOM      AND OTHER     TOTAL
                                                    -----------  ----------  ------------  -----------
     Operating Revenues                             $  669,620    $294,036    $     21     $  963,677
     Fuel and Energy                                   272,673           -           -        272,673
     Operation and maintenance                         185,457     290,022       3,241        478,720
     Depreciation and amortization                      77,463       4,776           -         82,239
     Taxes - other than income taxes                    39,310       1,756          22         41,088
                                                    -----------  ----------  ----------    -----------
     Operating Income From Continuing Operations        94,717      (2,518)     (3,242)        88,957
                                                    -----------  ----------  ----------    -----------

     Other Income and (Deductions), net                  5,209         475        (301)         5,383
                                                    -----------  ----------  ----------    -----------
     Interest Expense, net                              22,055         575       6,630         29,260
                                                    -----------  ----------  ----------    -----------

     Income From Continuing Operations
      Before Income Tax                                 77,871      (2,618)    (10,173)        65,080
     Income taxes                                       39,519        (938)     (5,131)        33,450
                                                    -----------  ----------  ----------    -----------
     Income From Continuing Operations of
      Consolidated Cmpanies                             38,352      (1,680)     (5,042)        31,630
     Income (Losses) from Equity Investments               317           -      (2,410)        (2,093)
                                                    -----------  ----------  ----------    -----------
     Income From Continuing Operations                  38,669      (1,680)     (7,452)        29,537
     Discontinued Operations, Net of Tax                     -           -      (6,251)        (6,251)
                                                    -----------  ----------  ----------    -----------
     Net Income                                     $   38,669    $ (1,680)   $(13,703)    $   23,286
                                                    ===========  ==========  ==========    ===========

                                                    ----------   ----------  ----------    -----------
     Total Assets                                   $1,492,144   $ 178,906    $227,116 (1) $1,898,166
                                                    ----------   ----------  ----------    -----------

  (1)Includes assets of discontinued operations held for sale of $121,627.

                                                           FOR THE YEAR ENDED DECEMBER 31, 2002
                                                      -------------------------------------------------
                                                                             ELIMINATIONS
                                                         UI       XCELECOM     AND OTHER     TOTAL
                                                    -----------  ----------  ------------  -----------
     Operating Revenues                             $  727,533    $310,044    $     19     $1,037,596
     Fuel and Energy                                   269,195           -           -        269,195
     Operation and maintenance                         200,531     301,141       3,490        505,162
     Depreciation and amortization                      88,115       4,452                     92,567
     Taxes - other than income taxes                    44,488       1,482           -         45,970
                                                    -----------  ----------  ----------    -----------
     Operating Income From Continuing Operations       125,204       2,969      (3,471)       124,702
                                                    -----------  ----------  ----------    -----------

     Other Income and (Deductions), net                  2,927         732      (1,394)         2,265
                                                    -----------  ----------  ----------    -----------
     Interest Expense, net                              32,084       1,314       5,748         39,146
                                                    -----------  ----------  ----------    -----------
      Income From Continuing Operations
      Before Income Tax                                 96,047       2,387     (10,613)        87,821
     Income taxes                                       42,921         947      (6,390)        37,478
                                                    -----------  ----------  ----------    -----------
     Income From Continuing Operations of
      Consolidated Companies                            53,126       1,440      (4,223)        50,343
     Income (Losses) from Equity Investments               818           -      (5,410)        (4,592)
                                                    -----------  ----------  ----------    -----------
     Income From Continuing Operations                  53,944       1,440      (9,633)        45,751
     Discontinued Operations, Net of Tax                     -           -      (1,804)        (1,804)
                                                    -----------  ----------  ----------    -----------
     Net Income                                     $   53,944    $  1,440    $(11,437)    $   43,947
                                                    ===========  ==========  ==========    ===========

                                                    -----------  ----------  ----------    -----------
     Total Assets                                   $1,391,231    $195,721    $181,807 (2) $1,768,759
                                                    -----------  ----------  ----------    -----------

  (2)Includes assets of discontinued operations held for sale of $123,005.

                          UIL HOLDINGS CORPORATION

(N)  GOODWILL AND OTHER INTANGIBLE ASSETS

As of December 31, 2004, and 2003, UIL Holdings maintains $70.5 million and $68.6 million, respectively, of goodwill related to Xcelecom that is no longer being amortized, and $3.7 million and $2.7 million, at December 31, 2004 and 2003, respectively, of identifiable intangible assets that continue to be amortized.

A summary of UIL Holdings' goodwill as of December 31, 2004 is as follows:

  (Thousands of Dollars)                                             Total
                                                                 --------------

  Balance, January 1, 2003                                          $66,957
  Goodwill acquired during the year ended December 31, 2003           1,597
                                                                 --------------
  Balance, December 31, 2003                                         68,554
  Goodwill acquired during the year ended December 31, 2004           1,942
                                                                 --------------
  Balance, December 31, 2004                                        $70,496
                                                                 ==============

As of December 31, 2004 and 2003, UIL Holdings' intangible assets and related accumulated amortization consisted of the following:

                                                             As of December 31, 2004
                                                   --------------------------------------------
                                                                   Accumulated         Net
    (Thousands of Dollars)                            Gross       Amortization       Balance
                                                   --------------------------------------------
    Intangible assets subject to amortization:
    Non-compete agreements                           $3,455          $3,442             $13
    Backlog                                             256             256               -
                                                   ------------ ------------------ ------------
    Total                                            $3,711          $3,698             $13
                                                   ============================================

                                                             As of December 31, 2003
                                                   --------------------------------------------
                                                                    Accumulated         Net
    (Thousands of Dollars)                            Gross       Amortization       Balance
                                                   --------------------------------------------
    Intangible assets subject to amortization:
    Non-compete agreements                           $2,485          $2,178            $307
    Backlog                                             256             256               -
                                                   --------------------------------------------
    Total                                            $2,741          $2,434            $307
                                                   ============================================

The intangible asset balance is included in Other Deferred Charges on the Consolidated Balance Sheet.

UIL Holdings recorded amortization expense of $1.3 million, $1.2 million and $1.2 million for years ended December 31, 2004, 2003 and 2002, respectively, related to these intangible assets. Assuming there are no acquisitions or dispositions that occur in the future, the remaining intangible assets will be fully amortized in 2005.

                          UIL HOLDINGS CORPORATION

(O)  DISCONTINUED OPERATIONS

On June 22, 2004, UIL Holdings completed the sale of APS to CheckFree Corporation (CheckFree), a leading provider of financial electronic commerce services and products, pursuant to the purchase agreement entered into between the parties on December 16, 2003. Accordingly, the results of discontinued operations for the nine months ended September 30, 2004 included the after-tax gain, net of transaction costs and post-closing adjustments, of $46.2 million recognized from the sale of APS. Post-closing review procedures were completed during the third quarter of 2004 and the resulting adjustments net to an insignificant increase in the gain on the sale of APS. The difference between the overall gain and the reported gain for the year ended December 31, 2004 was due to transaction costs incurred in the fourth quarter of 2003. Total transaction costs associated with the sale of APS amounted to approximately $14 million and included $8.1 million paid to cover amounts owed to employees of APS based on a long-term incentive plan and retention bonuses.

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

As a result of the aforementioned events, the APS segment was considered to be a "disposal group" held for sale as defined in SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets." Accordingly, the assets and liabilities of APS have been categorized as "held for sale" in the accompanying Consolidated Balance Sheet and the assets of APS ceased being depreciated as of December 16, 2003. As of December 31, 2003, approximately $32.1 million of cash, $57.7 million of settlement assets and $13.8 million of other current assets were included in the line item Current Assets of Discontinued Operations Held for Sale on the Consolidated Balance Sheet and approximately $84.6 million of settlement liabilities and $9.7 million of other current liabilities were included in the line item Current Liabilities of Discontinued Operations Held for Sale on the Consolidated Balance Sheet. The related asset carrying values were not required to be adjusted, as the carrying amounts were lower than the estimated fair values less costs to sell. The results of operations of APS for all periods presented have been reported as discontinued operations in the accompanying Consolidated Statements of Income and Consolidated Statements of Cash Flows.

                          UIL HOLDINGS CORPORATION

A summary of the discontinued operations of APS for the years ended December 31 follows (in thousands):

                                                        2004              2003             2002
                                                        ----              ----             ----

  Net operating revenues                               $36,659          $109,570          $93,426
                                                  ====================================================
  Impairment loss (1)                                  $     -          $ (8,220)         $     -
                                                  ====================================================
  Operating income (loss) (2)                          $ 5,508          $  1,082          $(3,376)
                                                  ====================================================
  Income (loss) before income taxes (2)                $ 4,941          $(10,249)         $(3,019)
  Income tax (expense) benefit (2)                      (1,469)            3,998            1,215
                                                  ----------------------------------------------------
  Income (loss) from discontinued operations,
    net of tax, excluding gain on sale                   3,472            (6,251)          (1,804)
  Gain on sale of discontinued operations, net
    of tax (3)                                          46,352                 -                -
                                                  ----------------------------------------------------
  Net loss from discontinued operations                $49,824          $ (6,251)         $(1,804)
                                                  ====================================================
(1) Impairment charges of $1 million and $7.2 million were recorded in 2003 to bring the carrying values of APS' telephony assets and goodwill associated with such telephony assets, respectively, in line with their estimated fair values.
(2) Excludes transaction costs and related income tax impact, which are included in the gain on sale of discontinued operations. (3) Gain on sale of discontinued
    operations is reported net of transaction costs of $14 million and net of income taxes of $32 million.

(P) RELATED PARTY TRANSACTIONS

Arnold L. Chase, a Director of UIL Holdings since June 28, 1999, holds a beneficial interest in the building known as 157 Church Street, where UI leases office space for its corporate headquarters. UI's lease payments for this office space for the years ended December 31, 2004, 2003 and 2002 totaled $9.4 million, $8.7 million and $7.8 million, respectively.

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

In connection with certain of the acquisitions of Xcelecom, certain of Xcelecom's subsidiaries have entered into a number of related party lease arrangements for facilities with the former owners of companies acquired (or persons or entities related thereto), some of whom are current employees of Xcelecom. These lease agreements are for periods generally ranging from three to five years. Xcelecom's payments related to these lease arrangements totaled $1.6 million , $2 million and $2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

                          UIL HOLDINGS CORPORATION

(Q)  EXTRAORDINARY GAIN

In accordance with SFAS No. 141, "Business Combinations" (SFAS No. 141), at the time of a prior acquisition, Xcelecom had recorded a liability for an amount equal to the excess fair value of the acquired net assets over the cost of such acquisition. This amount was not recognized as an extraordinary gain at the time of the acquisition, as there was a provision in the acquisition agreement that would result in an additional cost element if certain earning milestones were achieved in future years (earnout provision). The agreement also called for cancellation of such provision if cumulative earnings fell below a specified threshold. The earnings of the acquired company fell below the specified threshold, thus eliminating the earnout provision. SFAS No. 141 states that when the amount of contingent consideration to be issued or issuable in a business combination is resolved, the amount initially recognized as a liability that exceeds the fair value of the total consideration issued or issuable shall be allocated on a pro rata basis to reduce the amounts assigned to assets acquired, in accordance with the standard, and any remaining excess shall be recognized as an extraordinary gain. In accordance with SFAS No. 141, Xcelecom recognized an extraordinary gain of $0.2 million in the fourth quarter of 2004, net of income taxes of $0.1 million.

PRICEWATERHOUSE COOPERS
-------------------------------------------------------------------------------
                                                 PricewaterhouseCoopers LLP
                                                 300 Atlantic Street
                                                 Stamford, CT  06901
                                                 Telephone (203) 539 3000
                                                 Facsimile (813) 207 3999


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders of UIL Holdings Corporation:

We have completed an integrated audit of UIL Holdings Corporation's 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule
------------------------------------------------------------------

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of UIL Holdings Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting
-----------------------------------------

Also, in our opinion, management's assessment, included in the Report of Management in Internal Control over Financial Reporting appearing under Item 9a, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of

December 31, 2004, based on criteria established in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.


/s/PricewaterhouseCoopers LLP

Stamford, Connecticut
February 11, 2005

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Not Applicable

ITEM  9A. CONTROLS AND PROCEDURES.

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

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

UIL Holdings carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of UIL Holdings' disclosure controls and procedures as of December 31, 2004. Based on the foregoing, UIL Holdings' Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective as of December 31, 2004.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in UIL Holdings' internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, UIL Holdings' internal control over financial reporting.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of UIL Holdings is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. UIL Holdings' internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of UIL Holdings; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America; (3) provide reasonable assurance that receipts and expenditures of UIL Holdings are being made only in accordance with authorization of management and directors of UIL Holdings; and (4) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Internal control over financial reporting includes the controls themselves, monitoring (including internal auditing practices) and actions taken to correct deficiencies as identified.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of UIL Holdings' internal control over financial reporting as of December 31, 2004. Management based this assessment on criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2004, UIL Holdings maintained effective internal control over financial reporting.

PricewaterhouseCoopers LLP, UIL Holdings' independent registered public accounting firm who audited the consolidated financial statements of UIL Holdings included in this report has audited management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 as stated in their report which appears herein.

ITEM  9B. OTHER INFORMATION.

None

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.

The information appearing under the captions "ELECTION OF DIRECTORS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in UIL Holdings Corporation's (UIL Holdings') definitive Proxy Statement for the Annual Meeting of the Shareowners to be held on May 11, 2005, which Proxy Statement will be filed with the Securities and Exchange Commission on or about April 7, 2005, is incorporated by reference in partial answer to this item. See also "EXECUTIVE OFFICERS," following Part I, Item 4 herein. The UIL Holdings Code of Ethics for the Chief Executive Officer, Presidents, and Senior Financial Officers is available on UIL Holdings' website (www.uil.com), and is included as Exhibit 14
                                    -----------
to this filing on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

The information appearing under the captions "EXECUTIVE COMPENSATION," "OPTIONS/SAR GRANTS IN LAST FISCAL YEAR," "STOCK OPTION EXERCISES IN 2004 AND YEAR-END OPTION VALUES," "LONG-TERM INCENTIVE PLAN AWARDS IN LAST FISCAL YEAR," "RETIREMENT PLANS," "BOARD OF DIRECTORS COMPENSATION AND EXECUTIVE DEVELOPMENT COMMITTEE REPORT ON EXECUTIVE COMPENSATION," "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION," "DIRECTOR COMPENSATION" and "SHAREOWNER RETURN PRESENTATION" in UIL Holdings' definitive Proxy Statement for the Annual Meeting of the Shareowners to be held on May 11, 2005, which Proxy Statement will be filed with the Securities and Exchange Commission on or about April 7, 2005, is incorporated by reference in answer to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing under the captions "PRINCIPAL SHAREOWNERS" and "STOCK OWNERSHIP OF DIRECTORS AND OFFICERS" in UIL Holdings' definitive Proxy Statement for the Annual Meeting of the Shareowners to be held on May 11, 2005, which Proxy Statement will be filed with the Securities and Exchange Commission on or about April 7, 2005, is incorporated by reference in partial answer to this item. The information appearing in Item 5, "Market for UIL Holdings' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Equity Compensation Plan Information," is incorporated by reference in partial answer to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Under a lease agreement dated May 7, 1991, The United Illuminating Company (UI) leased its corporate headquarters offices in New Haven from Connecticut Financial Center Associates Limited Partnership (CFCALP). CFCALP is a limited partnership controlled by the David T. Chase family, including Arnold L. Chase, a Director of UIL Holdings since June 28, 1999, and members of his immediate family. During 2004, UI's lease payments to CFCALP totaled $9.4 million.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information appearing under the caption "BOARD OF DIRECTORS REPORT OF THE AUDIT COMMITTEE" in UIL Holdings' definitive Proxy Statement for the Annual Meeting of the Shareowners to be held on May 11, 2005, which Proxy Statement will be filed with the Securities and Exchange Commission on or about April 7, 2005, is incorporated by reference in answer to this item.

                               PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

          (a) The following documents are filed as a part of this report:

          Financial Statements (see Item 8):

             Consolidated statement of income for the years ended
             December 31, 2004, 2003 and 2002

             Consolidated statement of comprehensive income for the years ended December 31, 2004, 2003 and 2002

             Consolidated statement of cash flows for the years ended December 31, 2004, 2003 and 2002

             Consolidated Balance Sheet, December 31, 2004 and 2003

             Consolidated statement of changes in shareholders' equity for the years ended December 31, 2004, 2003 and 2002

             Notes to consolidated financial statements

             Report of independent registered public accounting firm


          Financial Statement Schedule (see S-1)

             Schedule II - Valuation and qualifying accounts for the years ended December 31, 2004, 2003 and 2002.

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

(15) Filed with UI Quarterly Report (Form 10-Q) for fiscal quarter ended June 30, 1999.

(16) Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended September 30, 2001.

(17) Filed with UI Annual Report (Form 10-K) for fiscal year ended December 31, 2000.

(18) Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended March 31, 2003.

(19) Filed with UI Annual Report (Form 10-K) for fiscal year ended December 31, 2003.

(20) Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended March 31, 2004.

(21) Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended June 30, 2004.

(22) Filed with UIL Current Report (Form 8-K) dated November 8, 2004.

The exhibit number in the statement or report referenced is set forth in the parenthesis following the description of the exhibit. Those of the following exhibits not so identified are filed herewith.

Exhibit
 Table        Exhibit      Reference
Item No.        No.           No.           Description
--------      -------      ---------        -----------
   (2)         2**           (19)           Copy of Stock  Purchase  Agreement  by and  among UIL  Holdings  Corporation,
                                             United Resources,  Inc. and CheckFree Corporation,  dated December 16, 2003.
                                             (Exhibit 2)
   (2)         2.1a          (21)           Copy of First Amendment to Stock Purchase Agreement by and among UIL
                                             Holdings Corporation, United Resources, Inc. and CheckFree Corporation,
                                             dated December 16, 2003. (Exhibit 2.1a)
   (2)         2.1b          (21)           Copy of Second Amendment to Stock Purchase Agreement by and among UIL
                                             Holdings Corporation, United Resources, Inc. and CheckFree Corporation,
                                             dated December 16, 2003. (Exhibit 2.1b)
   (3)         3.1           (1)            Copy  of  Certificate  of  Incorporation  of  UIL  Holdings  Corporation, as
                                             amended through July 20, 2000.   (Exhibit 3.3)
   (3)         3.2           (2)            Copy of Bylaws of UIL  Holdings  Corporation,  as  amended  through  July 22,
                                             2002. (Exhibit 3.2a)
   (4)         4.1           (3)            Copy of Indenture,  dated as of August 1, 1991, from The United  Illuminating
                                             Company to The Bank of New York, Trustee.   (Exhibit 4)
  (10)        10.1           (4)            Copy of Stockholder  Agreement,  dated as of July 1, 1964,  among the various stockholders  of  Connecticut  Yankee  Atomic Power  Company,  including The
                                             United Illuminating Company.   (Exhibit 5.1-1)
  (10)        10.2a          (4)            Copy  of  Power  Contract,  dated  as of July 1,  1964,  between  Connecticut
                                             Yankee   Atomic  Power   Company  and  The  United   Illuminating   Company.
                                             (Exhibit 5.1-2)
  (10)        10.2b          (5)            Copy of  Additional  Power  Contract,  dated as of April  30,  1984,  between
                                             Connecticut  Yankee  Atomic  Power  Company  and  The  United   Illuminating
                                             Company. (Exhibit 10.2f)
  (10)        10.2c          (6)            Copy of  1987  Supplementary  Power  Contract,  dated  as of  April 1,  1987,
                                             supplementing Exhibits 10.2a and 10.2b.   (Exhibit 10.2c)
  (10)        10.2d          (6)            Copy of 1996 Amendatory  Agreement,  dated as of December 4,  1996,  amending
                                             Exhibits 10.2b and 10.2c.   (Exhibit 10.2d)
  (10)        10.2e          (6)            Copy  of  First  Supplement  to  1996  Amendatory  Agreement,   dated  as  of
                                             February 10, 1997, supplementing Exhibit 10.2d.   (Exhibit 10.2e)
  (10)        10.3           (4)            Copy of Capital  Funds  Agreement,  dated as of  September  1, 1964,  between
                                             Connecticut  Yankee  Atomic  Power  Company  and  The  United   Illuminating
                                             Company. (Exhibit 5.1-3)
  (10)        10.4           (7)            Copy of Capital  Contributions  Agreement,  dated  October 16, 1967,  between
                                             The  United  Illuminating   Company  and  Connecticut  Yankee  Atomic  Power
                                             Company. (Exhibit 5.1-5)
  (10)        10.5a          (7)            Copy of  Transmission  Line  Agreement,  dated January 13, 1966,  between the
                                             Trustees of the Property of The New York,  New Haven and  Hartford  Railroad
                                             Company and The United Illuminating Company.   (Exhibit 5.4)
  (10)        10.5b          (8)            Notice,   dated  April  24,  1978,  of  The  United  Illuminating   Company's
                                             intention to extend term of  Transmission  Line Agreement  dated January 13,
                                             1966, Exhibit 10.5a.   (Exhibit 10.9b)
  (10)        10.5c          (8)            Copy  of  Letter  Agreement,   dated  March  28,  1985,  between  The  United
                                             Illuminating   Company  and   National   Railroad   Passenger   Corporation,
                                             supplementing and modifying Exhibit 10.5a.   (Exhibit 10.9c)

Exhibit
 Table        Exhibit      Reference
Item No.        No.           No.           Description
--------      -------      ---------        -----------
  (10)        10.5d          (9)            Copy of Notice,  dated April 22,  1997, of The United Illuminating  Company's intention to extend term of Transmission  Line Agreement,  Exhibit 10.5a, as
                                             supplemented and modified by Exhibit 10.5c.   (Exhibit 10.9d)
  (10)        10.5e         (19)            Copy of Transmission  Line Agreement,  dated May 15, 2003,  between the State of  Connecticut  Department of  Transportation  and The United  Illuminating
                                             Company, amending and restating Exhibit 10.5a. (Exhibit 10.5e)
  (10)        10.6a         (10)            Copy  of  Agreement  and  Supplemental  Agreement,  effective  June 9,  2002, between The United  Illuminating  Company and Local 470-1,  Utility  Workers
                                             Union of America, AFL-CIO.   (Exhibit 10.7d)
  (10)        10.7*         (22)            Copy of  Employment  Agreement,  dated as of  November  8, 2004,  between UIL
                                             Holdings Corporation and Charles J. Pepe.   (Exhibit 10.11)
  (10)        10.8*         (22)            Copy of Performance Share Agreement for Annual Performance  Shares,  dated as
                                             of   November 8, 2004, between UIL Holdings Corporation and Charles J. Pepe.
                                             (Exhibit 10.12)
  (10)        10.9*         (22)            Copy of  Employment  Agreement,  dated as of  November  8, 2004,  between UIL
                                             Holdings Corporation and Nathaniel D. Woodson.   (Exhibit 10.1)
  (10)        10.10*        (22)            Copy of Performance Share Agreement for Annual Performance  Shares,  dated as of November 8, 2004, between UIL Holdings Corporation and Nathaniel D. Woodson.
                                             (Exhibit 10.2)
  (10)        10.11*        (22)            Copy of Performance Share Agreement for TSR Performance  Shares,  dated as of
                                             November 8, 2004, between UIL Holdings Corporation and Nathaniel D. Woodson.
                                             (Exhibit 10.3)
  (10)        10.12a*       (14)            Copy of The United  Illuminating  Company  Phantom  Stock  Option  Agreement,
                                             dated as of February 23,  1998, between The United Illuminating  Company and
                                             Nathaniel D. Woodson.   (Exhibit 10.29)
  (10)        10.12b*        (1)            Copy of First Amendment,  made as of the close of business on July 20,  2000, to The United  Illuminating  Company Phantom Stock Option  Agreement,  dated as of  February  28,  1998,  between  The United  Illuminating  Company  and
                                             Nathaniel D. Woodson.   (Exhibit 10.21b+)
  (10)        10.13*        (22)            Copy of  Employment  Agreement,  dated as of  November  8, 2004,  between UIL
                                             Holdings Corporation and Susan E. Allen.   (Exhibit 10.9)
  (10)        10.14*        (22)            Copy of Performance Share Agreement for Annual Performance  Shares,  dated as of  November  8,  2004,  between  UIL  Holdings  Corporation  and  Susan  E.
                                             Allen. (Exhibit 10.10)
  (10)        10.15*        (22)            Copy of  Employment  Agreement,  dated as of  November  8, 2004,  between UIL
                                             Holdings Corporation and Louis J. Paglia.   (Exhibit 10.4)
  (10)        10.16*        (22)            Copy of Performance Share Agreement for Annual Performance  Shares,  dated as of  November  8,  2004,  between  UIL  Holdings  Corporation  and  Louis  J.
                                             Paglia. (Exhibit 10.5)
  (10)        10.17*        (22)            Copy of Performance Share Agreement for TSR Performance  Shares,  dated as of
                                             November 8, 2004,  between UIL  Holdings  Corporation  and Louis J.  Paglia.
                                             (Exhibit 10.6)
  (10)        10.18*        (22)            Copy of  Employment  Agreement,  dated as of  November  8, 2004,  between UIL
                                             Holdings Corporation and Gregory W. Buckis.   (Exhibit 10.7)
  (10)        10.19*        (22)            Copy of Performance Share Agreement for Annual Performance  Shares,  dated as of  November  8, 2004,  between  UIL  Holdings  Corporation  and  Gregory W.
                                             Buckis. (Exhibit 10.8)
  (10)        10.20a*        (6)            Copy of The United Illuminating Company 1990 Stock Option Plan, as amended on
                                             December 20, 1993, January 24, 1994 and August 22, 1994. (Exhibit 10.18*)

Exhibit
 Table        Exhibit      Reference
Item No.        No.           No.           Description
--------      -------      ---------        -----------
  (10)        10.20b*        (1)            Copy of  First  Amendment  to The  United  Illuminating  Company  1990  Stock
                                             Option Plan,  as  previously  amended  through  August 22,  1994,  effective immediately  prior to the  close of  business  on  July 20,  2000.
                                             (Exhibit 10.23b+)
  (10)        10.20c*        (1)            Copy of Instrument  of Assumption of Stock Option Plans,  made as of July 21,
                                             2000,  between  UIL  Holdings   Corporation  and  The  United   Illuminating
                                             Company,  with  respect to Exhibits  10.20a* and 10.20b*.
                                             (Exhibit 10.23c+ and 10.24a+)
  (10)        10.21*        (18)            Copy of UIL Holdings  Corporation  1999 Amended and Restated  Stock Plan,  as
                                             Amended and Restated effective March 24, 2003.   (Exhibit 10.16c*)
  (10)        10.22*        (16)            Copy of UIL  Holdings  Corporation  Change  In  Control  Severance  Plan  (As
                                             Amended and Restated Effective September 24, 2001).   (Exhibit 10.21+)
  (10)        10.23*        (17)            Copy of Non-Employee  Directors' Common Stock and Deferred  Compensation Plan
                                             of  UIL  Holdings  Corporation, as amended through December 31, 2000.
                                             (Exhibit 10.19*)
  (10)        10.24*         (1)            Copy of UIL Holdings  Corporation  Non-Employee  Directors  Change in Control
                                             Severance Plan.   (Exhibit 10.32+)
  (10)        10.25*        (18)            Copy of UIL Holdings  Corporation  Deferred  Compensation Plan, as originally adopted  effective  January 27, 2003, reflecting amendments through
                                             March 24, 2003.   (Exhibit 10.20*)
  (10)        10.26*        (20)            Copy of UIL Holdings  Corporation Senior Executive Incentive Compensation
                                             Program.   (Exhibit 10.19*)
  (10)        10.27a*                       Copy of UIL Holdings Corporation Executive Incentive Compensation Program.
  (10)        10.27b*                       Copy of First  Amendment  to UIL  Holdings  Corporation  Executive  Incentive
                                             Compensation Program.
  (10)        10.28*                        Copy of Form of Annual  Performance  Share  Agreement  under the UIL Holdings
                                             Corporation 1999 Amended and Restated Stock Plan.
  (14)        14            (19)            Copy of UIL  Holdings  Corporation  Code of Ethics  for the  Chief  Executive
                                            Officer, Presidents, and Senior Financial Officers. (Exhibit 14)
  (21)        21             (2)            List of subsidiaries of UIL Holdings Corporation.   (Exhibit 21a)
  (23)        23                            Consent of Independent Accountants.
  (31)        31.1                          Certification of Periodic Financial Report.
  (31)        31.2                          Certification of Periodic Financial Report.
  (32)        32                            Certification of Periodic Financial Report.
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

                                      UIL HOLDINGS CORPORATION



                                      By      /s/ Nathaniel D. Woodson
                                        --------------------------------------
                                                Nathaniel D. Woodson
                                         Chairman of the Board of Directors,
                                         President and Chief Executive Officer

DATE:  FEBRUARY 22, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                                       TITLE                                DATE
     ---------                                       -----                                ----

                                            Director, Chairman of the
                                            Board of Directors, President
 /s/ Nathaniel D. Woodson                   and Chief Executive Officer             February 22, 2005
-------------------------------------
     (Nathaniel D. Woodson)
  (Principal Executive Officer)


                                            Executive Vice President and
 /s/ Louis J. Paglia                        Chief Financial Officer                 February 22, 2005
-------------------------------------
      (Louis J. Paglia)
   (Principal Financial and
      Accounting Officer)



 /s/ John F. Croweak                        Director                                February 22, 2005
-------------------------------------
   (John F. Croweak)



 /s/ F. Patrick McFadden, Jr.               Director                                February 22, 2005
-------------------------------------
   (F. Patrick McFadden, Jr.)



 /s/ Betsy Henley-Cohn                      Director                                February 22, 2005
-------------------------------------
   (Betsy Henley-Cohn)



 /s/ James A. Thomas                        Director                                February 22, 2005
-------------------------------------
   (James A. Thomas)



 /s/ David E.A. Carson                      Director                                February 22, 2005
-------------------------------------
   (David E.A. Carson)



 /s/ John L. Lahey                          Director                                February 22, 2005
-------------------------------------
   (John L. Lahey)


 /s/ Marc C. Breslawsky                     Director                                February 22, 2005
-------------------------------------
   (Marc C. Breslawsky)

     SIGNATURE                                       TITLE                                DATE
     ---------                                       -----                                ----

 /s/ Thelma R. Albright                     Director                                February 22, 2005
-------------------------------------
   (Thelma R. Albright)



 /s/ Arnold L. Chase                        Director                                February 22, 2005
-------------------------------------
   (Arnold L. Chase)



 /s/ Daniel J. Miglio                       Director                                February 22, 2005
-------------------------------------
   (Daniel J. Miglio)



 /s/ William F. Murdy                       Director                                February 22, 2005
-------------------------------------
   (William F. Murdy)


                                                          UIL HOLDINGS CORPORATION
                                           Schedule II - Valuation and Qualifying Accounts
                                            For the Year Ended December 31, 2004 and 2003
                                                           (Thousands of Dollars)

         COL. A.                       COL. B.                         COL. C                    COL. D.         COL. E.
         -------                       -------                         ------                    -------         -------
                                                                     Additions
                                                           -------------------------------
                                      Balance at           Charged to           Charged to                      Balance at
                                      Beginning            Costs and              Other                             End
      Classification                  of Period            Expenses              Accounts       Deductions       of Period
------------------------              ---------            --------             ----------      ----------       ----------

RESERVE DEDUCTION FROM
  ASSETS TO WHICH IT APPLIES:

   Reserve for uncollectible
    accounts (consolidated):
                              2004    $ 3,302             $ 9,257                $   -           $ 8,625          $ 3,934
                              2003    $ 3,184             $ 6,253                $   -           $ 6,135          $ 3,302