Form 10-Q
period 2005-05-04
UIL HOLDINGS CORP
filed 2005-05-05
CIK 1082510

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission file number 1-15995

(Exact name of registrant as specified in its charter)

Connecticut	06-1541045
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

157 Church Street, New Haven, Connecticut	06506
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 203-499-2000

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

Yes ☒ No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No  ☐

The number of shares outstanding of the issuer’s only class of common stock, as of April 29, 2005, was 14,644,613.

                                          INDEX

                                      Part I. FINANCIAL INFORMATION

                            Part II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 5.	Other Information	46

Item 6.	Exhibits	47

	SIGNATURES	48

PART 1: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Thousands except per share amounts)
(Unaudited)
	Three Months Ended
	March 31,
	2005	2004

Operating Revenues (Note F)
Utility	$186,916	$181,843
Non-utility businesses	91,624	67,584
Total Operating Revenues	278,540	249,427
Operating Expenses
Operation
Fuel and energy (Note F)	95,167	87,938
Operation and maintenance	139,464	116,728
Depreciation and amortization (Note F)	18,418	17,490
Taxes - other than income taxes (Note F)	10,888	10,745
Total Operating Expenses	263,937	232,901
Operating Income From Continuing Operations	14,603	16,526

Other Income (Deductions), net (Note F)	2,712	4,300

Interest Charges, net
Interest on long-term debt	5,080	5,110
Other interest, net (Note F)	549	722
	5,629	5,832
Amortization of debt expense and redemption premiums	384	336
Total Interest Charges, net	6,013	6,168

Income From Continuing Operations Before Income Taxes
and Equity Earnings	11,302	14,658

Income Taxes (Note E)	4,342	6,066

Income From Continuing Operations Before Equity Earnings	6,960	8,592
Income (Losses) from Equity Investments	(3,732)	(2,900)
Income From Continuing Operations	3,228	5,692
Discontinued Operations, Net of Tax (Note O)	-	1,443

Net Income	$3,228	$7,135

Average Number of Common Shares Outstanding - Basic	14,503	14,335
Average Number of Common Shares Outstanding - Diluted	14,593	14,426

Earnings Per Share of Common Stock - Basic:
Continuing Operations	$0.22	$0.40
Discontinued Operations	-	0.10
Net Earnings	$0.22	$0.50

Earnings Per Share of Common Stock - Diluted:
Continuing Operations	$0.22	$0.39
Discontinued Operations	-	0.10
Net Earnings	$0.22	$0.49

Cash Dividends Declared per share of Common Stock	$0.72	$0.72

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Thousands of Dollars)
(Unaudited)

Net Income	$3,228	$7,135
Other comprehensive income (loss), net of tax:
Minimum pension liability (net of tax deferred benefit of $76)	-	(517)
Comprehensive Income (Note A)	$3,228	$6,618

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET

ASSETS
(Thousands of Dollars)
(Unaudited)
	March 31,	December 31,
	2005	2004
Current Assets
Unrestricted cash and temporary cash investments	$26,466	$40,165
Restricted cash	329	291
Utility accounts receivable less allowance of $2,600 and $2,600	65,996	62,801
Other accounts receivable less allowance of $1,328 and $1,334	98,083	102,832
Unbilled revenues	43,958	39,750
Materials and supplies, at average cost	5,342	5,421
Deferred income taxes	4,448	4,355
Prepayments	5,438	2,083
Other	232	380
Total Current Assets	250,292	258,078

Investments
Investment in United Bridgeport Energy facility	74,404	76,512
Other	24,554	24,191
Total Other Property and Investments	98,958	100,703

Property, Plant and Equipment at original cost
In service	794,531	786,369
Less, accumulated depreciation	280,381	274,634
	514,150	511,735
Construction work in progress	51,423	52,117
Net Property, Plant and Equipment	565,573	563,852

Regulatory Assets (future amounts due from customers
through the ratemaking process)
Nuclear plant investments-above market	410,948	416,060
Income taxes due principally to book-tax differences	84,348	85,322
Long-term purchase power contracts-above market	68,042	71,920
Connecticut Yankee	45,823	47,565
Unamortized redemption costs	18,323	18,523
Other	58,387	56,966
Total Regulatory Assets	685,871	696,356

Deferred Charges
Goodwill	71,367	70,496
Unamortized debt issuance expenses	8,101	7,537
Prepaid pension	47,548	49,510
Long-term receivable - Cross-Sound Cable Project	25,091	24,812
Other long-term receivable	16,132	15,991
Other	1,542	273
Total Deferred Charges	169,781	168,619

Total Assets	$1,770,475	$1,787,608

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET

LIABILITIES AND CAPITALIZATION
(Thousands of Dollars)
(Unaudited)
	March 31,	December 31,
	2005	2004
Current Liabilities
Notes payable	$23,799	$13,462
Current portion of long-term debt	4,286	4,286
Accounts payable	63,585	75,278
Dividends payable	10,449	10,444
Accrued liabilities	60,479	66,147
Deferred revenues - non-utility businesses	17,216	18,821
Interest accrued	4,594	4,153
Taxes accrued	9,517	5,033
Total Current Liabilities	193,925	197,624

Noncurrent Liabilities
Purchase power contract obligation	68,042	71,920
Pension accrued	6,290	6,425
Connecticut Yankee contract obligation	45,823	47,565
Long-term notes payable	2,524	2,587
Other	20,037	18,937
Total Noncurrent Liabilities	142,716	147,434

Deferred Income Taxes, Net (future tax liabilities owed
to taxing authorities)	345,437	345,482

Regulatory Liabilities (future amounts owed to customers
through the ratemaking process)
Accumulated deferred investment tax credits	12,270	12,383
Deferred gains on sale of property	32,018	33,044
Asset removal cost	6,711	7,217
Other	8,308	4,853
Total Regulatory Liabilities	59,307	57,497

Commitments and Contingencies (Note J)

Capitalization (Note B)
Net long-term debt	486,888	491,174
Common Stock Equity
Common stock	305,013	304,347
Paid-in capital	7,685	6,989
Capital stock expense	(2,170)	(2,170)
Unearned employee stock ownership plan equity	(4,275)	(4,512)
Unearned compensation	(1,213)	(640)
Accumulated other comprehensive loss	(573)	(573)
Retained earnings	237,735	244,956
Net Common Stock Equity	542,202	548,397

Total Capitalization	1,029,090	1,039,571

Total Liabilities and Capitalization	$1,770,475	$1,787,608

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Cash Flows From Operating Activities
Net Income	$3,228	$7,135
Adjustments to reconcile net income
to net cash provided by operating activities:
(Income) Loss from discontinued operations, net of tax	-	(1,443)
Depreciation and amortization	13,439	12,133
Purchase power contract amortization (Note F)	5,363	5,693
Purchase power above market fuel expense credit (Note F)	(5,363)	(5,693)
Deferred income taxes	(1,492)	1,904
Stock-based compensation expense (Note A)	721	45
Deferred investment tax credits - net	(113)	(105)
Allowance for funds used during construction	(688)	(467)
Undistributed (earnings) losses of minority interest investments	3,732	2,900
Changes in:
Accounts receivable - net	1,554	(4,492)
Materials and supplies	79	(712)
Prepayments	(3,355)	(5,062)
Accounts payable	(11,693)	27,708
Interest accrued	441	(142)
Taxes accrued	4,484	3,103
Other assets	5,667	(9,052)
Other liabilities	(11,973)	(5,580)
Total Adjustments	803	20,738
Cash provided by Continuing Operations	4,031	27,873
Cash provided by Discontinued Operations	-	1,225
Net Cash provided by Operating Activities	4,031	29,098

Cash Flows from Investing Activities
Loan to Cross-Sound Cable Project	(278)	(194)
Deferred payments in prior acquisitions	(1,831)	(1,140)
Non-utility minority interest investments	(2,144)	-
Acquisition of Electric System Work Center facility	-	(16,210)
Plant expenditures	(9,090)	(4,548)
Sale of pollution control refunding revenue bonds	-	-
Changes in restricted cash	(38)	(34)
Cash used in Continuing Operations	(13,381)	(22,126)
Cash provided by Discontinued Operations	-	30
Net Cash used in Investing Activities	(13,381)	(22,096)

Cash Flows from Financing Activities
Issuances of Common stock	305	1,129
Payments on long-term debt	(4,286)	-
Notes payable - short-term, net	10,698	4,463
Payments on notes payable - long-term	(577)	(166)
Proceeds from notes payable - long-term	153	-
Payment of common stock dividend	(10,444)	(10,299)
Other	(198)	(204)
Cash used in Continuing Operations	(4,349)	(5,077)
Cash used in Discontinued Operations	-	(1,500)
Net Cash used in Financing Activities	(4,349)	(6,577)

Cash and Temporary Cash Investments:
Net change for the period	(13,699)	425
Balance at beginning of period	40,165	28,614
Balance at end of period	$26,466	$29,039

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A) STATEMENT OF ACCOUNTING POLICIES

Basis of Presentation

UIL Holdings Corporation (UIL Holdings) was formed in July 2000 and is an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935. Through its various subsidiaries, UIL Holdings operates in two principal lines of business: utility and non-utility. The utility business consists of the electric transmission and distribution operations of The United Illuminating Company (UI). The non-utility business consists of the operations of Xcelecom, Inc. (Xcelecom) and two entities, United Capital Investments, Inc. (UCI) and United Bridgeport Energy, Inc. (UBE), which hold minority ownership interests in their respective investments. The non-utility businesses also included the operations of American Payment Systems, Inc. (APS) until the completion of its sale to CheckFree Corporation (CheckFree) on June 22, 2004. UIL Holdings is headquartered in New Haven, Connecticut, where its senior management maintains offices and is responsible for overall planning, operating and financial functions. UIL Holdings’ Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements included in UIL Holdings’ Annual Report on Form 10-K for the year ended December 31, 2004. Such notes are supplemented below.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. UIL Holdings believes that the disclosures made are adequate to make the information presented not misleading. The information presented in the consolidated financial statements reflects all adjustments which, in the opinion of UIL Holdings, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. All such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2005 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2005.

Certain amounts previously reported have been reclassified to conform to the current presentation.

Property, Plant and Equipment

UI accrues for estimated costs of removal for certain of its plant-in-service. Such removal costs are included in the approved rates used to depreciate these assets. At the end of the service life of the applicable assets, the accumulated depreciation in excess of the historical cost of the asset provides for the estimated cost of removal. In accordance with Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” UI’s accrued costs of removal have been reclassified to a regulatory liability. Accrued costs of removal as of March 31, 2005 totaled $6.7 million and were based on an independent third party study completed in the third quarter of 2004 and activity since that time. Accrued costs of removal as of December 31, 2004 totaled $7.2 million.

Revenues

In 2004, UI began utilizing a new customer accounting software package integrated with the network meter reading system to estimate unbilled revenue. This allows for the calculation of unbilled revenue on a customer-by-customer basis, utilizing actual daily meter readings at the end of each month to calculate consumption and pricing for each customer. A significant portion of utility retail kilowatt-hour consumption is now read through the network meter reading system. For those customers still requiring manual meter readings, consumption is estimated based upon historical usage and actual pricing for each customer. Conversion to this methodology resulted in a non-recurring increase to unbilled revenue of approximately $2.6 million and a non-recurring increase to consolidated earnings per share of approximately $0.07 during the first quarter of 2004.

Restructuring Charges

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. In the fourth quarter of 2004, UIL Holdings recorded employee termination costs associated with the reorganization of UIL Holdings’ Finance organization amounting to $2 million, which equated to approximately $0.08 per share, after-tax. These costs were reflected in the line “Operation and Maintenance expenses” in the Consolidated Statement of Income, and on a segment reporting basis, $1.2 million of these costs were reflected in the results of UI, with the remaining $0.8 million of unallocated costs residing in UIL Corporate. The liability balance associated with this restructuring remained at $2 million as of March 31, 2005, as no additional items were charged to expense, nor were any costs paid or otherwise settled during the first quarter of 2005. These accrued restructuring costs are expected to be settled later in 2005.

Earnings per Share

The following table presents a reconciliation of the basic and diluted earnings per share calculations for the quarters ended March 31:

	Income Applicable to Common Stock	Average Number of Shares Outstanding	Earnings per Share
	(In Thousands, except per share amounts)

2005
Basic earnings from continuing operations	$3,228	14,503	$0.22
Basic earnings from discontinued operations	-	14,503	-
Basic earnings	$3,228	14,503	0.22
Effect of dilutive stock options (1)	-	90	-
Diluted earnings	$3,228	14,593	$0.22

2004
Basic earnings from continuing operations	$5,692	14,335	$0.40
Basic earnings from discontinued operations	1,443	14,335	0.10
Basic earnings	7,135	14,335	0.50
Effect of dilutive stock options (1)	-	91	(0.01)
Diluted earnings	$7,135	14,426	$0.49
(1)
Reflecting the effect of dilutive stock options, performance shares and restricted stock. Dilutive securities did not dilute earnings from continuing operations for the three months ended March 31, 2005. Dilutive securities diluted the earnings from continuing operations by $0.01 per share for the three months ended March 31, 2004, but did not dilute the earnings from discontinued operations for the same period of 2004.

Stock options to purchase 277,190  and 310,493 shares of common stock were outstanding but not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares during the first quarter of 2005 and 2004, respectively.

Stock-Based Compensation

Effective January 1, 2003, UIL Holdings adopted the fair value recognition provisions, under the prospective method, of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). Under this statement, UIL Holdings has recorded compensation expense prospectively for stock options granted, modified, or settled after

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

January 1, 2003. UIL Holdings records compensation expense related to stock options based on the most recently available fair-value estimates calculated by an independent party utilizing the binomial option-pricing model. In 2004, UIL Holdings received updated calculations which more accurately reflected the fair-value estimates of stock options granted throughout 2003 and 2004. As a result, UIL Holdings recorded an adjustment in the first quarter of 2004 reducing compensation expense by $0.2 million, after tax, to properly reflect the amount of compensation expense which would have been recorded to date if the more accurate fair-value estimates had been used since the date of grant. No compensation expense was recorded prior to January 1, 2003, as UIL Holdings accounted for employee stock-based compensation in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123.

In the first quarter of 2004, UIL Holdings decided to cease granting new stock options, other than new grants pursuant to the “reload” feature of the UIL Holdings 1999 Amended and Restated Stock Plan (Plan). Although new stock options will not be granted, compensation expense related to options granted after January 1, 2003, including any new stock options granted under the “reload” feature of the Plan, will continue to be recorded ratably over the vesting periods associated with such options.  No stock options have been granted during the first quarter 2005. In 2004, UIL Holdings implemented a performance-based long-term incentive arrangement under the Plan pursuant to which certain members of management have the opportunity to earn a pre-determined number of “performance” shares of stock, the number of which is predicated upon the achievement of various pre-defined performance measures. These “performance” shares of stock vest over a three-year cycle with the actual issuance of stock following the end of each three-year cycle. A new three-year cycle begins in January of each year. UIL Holdings records compensation expense for these “performance” shares ratably over the three-year period, based on the value of the expected payout at the end of each year relative to the performance measures achieved. A target amount of 46,232 performance shares have been granted during 2005 at an average market price of $50.49.

On March 28, 2005, UIL Holdings granted 13,200 shares of restricted stock to directors at which time the average market price was $50.49 per share. Such shares were granted pursuant to the Plan. Compensation expense for this restricted stock is recorded ratably over the three-year vesting period for such restricted stock.

The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended March 31,

	2005	2004
	(In thousands, except per share amounts)
Net Income, as reported	$3,228	$7,135
Add: Stock-based compensation expense included in reported
net income, net of related tax effects	434	26
Deduct: Total stock-based compensation determined under fair
value based method for all stock grants, net of related tax effect	(563)	(176)

Pro forma net income	$3,099	$6,985

Earnings per share:
Basic - as reported	$0.22	$0.50

Basic - proforma	$0.21	$0.48

Diluted - as reported	$0.22	$0.49

Diluted - proforma	$0.21	$0.48

Comprehensive Income

Comprehensive income for the three months ended March 31, 2005 was equal to net income as reported. Comprehensive income for the three months ended March 31, 2004 was equal to net income less a minimum pension liability adjustment of approximately $0.5 million, after-tax, related to the non-qualified pension plans.

New Accounting Standards

The FASB has issued Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations,” an interpretation of SFAS No. 143. The interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred, generally upon acquisition, construction or development of the asset, if the liability’s fair value can be reasonably estimated. FIN 47 also clarifies that the term “conditional asset retirement obligation,” as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective no later than the end of December 31, 2005 for calendar year enterprises. Adoption of this interpretation is not expected to have a material impact on UIL Holdings’ consolidated financial position, results of operations or liquidity, as UI accrues for estimated costs of removal for applicable plant-in-service through use of approved rates used to depreciate these assets. Although adoption of this standard is not anticipated to have a material impact on UIL Holdings’ consolidated financial position, results of operations or liquidity, UIL Holdings will continue to assess the potential impacts of this standard.

(B) CAPITALIZATION

Common Stock

UIL Holdings had 14,644,613 shares of its common stock, without par value, outstanding at March 31, 2005. Of those shares, 125,732 were unallocated shares held by UI's 401(k)/Employee Stock Ownership Plan (KSOP) and 15,600 were shares of restricted stock, none of which are recognized as outstanding for the purpose of calculating earnings per share.

UI has an arrangement under which it loaned $11.5 million to the KSOP. Prior to the formation of UIL Holdings, the trustee for the KSOP used the funds to purchase 328,300 shares of UI common stock in open market transactions. On July 20, 2000, effective with the formation of a holding company structure, unallocated shares held by the KSOP were converted into shares of UIL Holdings’ common stock. The shares will be allocated to employees’ KSOP accounts, as the loan is repaid, to cover a portion of the required KSOP contributions. Compensation expense is recorded when shares are committed to be allocated based on the fair market value of the stock. The loan will be repaid by the KSOP over a twelve-year period ending October 1, 2009, using employer contributions and UIL Holdings’ dividends paid on the unallocated shares of the stock held by the KSOP. Dividends on allocated shares are charged to retained earnings. As of March 31, 2005, 125,732 shares, with a fair market value of $6.4 million, had been purchased by the KSOP and had not been committed to be released or allocated to KSOP participants.

Long-Term Debt

On February 1, 2005, the interest rate on $27.5 million principal amount of Pollution Control Revenue Refunding Bonds, 1997 Series, due July 1, 2027, issued by the BFA, was reset from 2.05% to 3.65% for a five-year period to February 1, 2010. UI is obligated, under its borrowing agreement with the BFA, to pay to the BFA an amount equal to the principal and interest on the Bonds. Interest is payable semi-annually on August 1st and February 1st.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(C) REGULATORY PROCEEDINGS

Sale of Nuclear Generation

The sale of UI’s 17.5% interest in Seabrook Station and the termination of the sale/leaseback of a portion of its interest in Seabrook Unit 1 was consummated on November 1, 2002. In compliance with Public Act 98-28, enacted by the Connecticut legislature in April 1998, the net-of-tax gain on these transactions, after adjusting for transaction costs and sale-related costs, was used to reduce UI’s stranded costs. In UI’s compliance filing with the Department of Public Utility Control (DPUC) on April 30, 2003, UI reported a net-of-tax gain of approximately $5 million. A final decision was issued on March 3, 2004, approving UI’s calculation without modification. As a result, UI reduced its reserves by approximately $1.4 million during the first quarter of 2004. In the second quarter of 2004, UI also reduced certain expense reserves by $1.1 million related to the sale due to the resolution of tax and other post-closing issues. These true-ups and other subsequent post-closing adjustments are included for approval in the revised 2004 annual competitive transition assessment (CTA)/systems benefits charge (SBC) reconciliation which was filed with the DPUC in April 2005.

Other Regulatory Matters

Department of Public Utility Control

UI generally has several regulatory proceedings open and pending at the DPUC at any given time. Examples of such proceedings include an annual DPUC review and reconciliation of UI’s CTA and SBC revenues and expenses, dockets to consider specific restructuring or electricity market issues, consideration of specific rate or customer issues, and review of conservation programs.

On December 22, 2004, the DPUC issued a final decision increasing the non-bypassable Federally Mandated Congestion Costs (NBFMCC) charge UI is authorized to collect from customers. The NBFMCC charge relates to “congestion costs” associated with not having adequate transmission infrastructure to move energy from the generating sources to the consumer. Because the purpose of the NBFMCC charge is for the electric distribution company to recover its actual NBFMCC costs on a pass-through basis, the DPUC decision provided for a true-up of NBFMCC costs and revenues on a semi-annual basis such that UI would recover all such charges incurred. The charge originally established for 2004 was based upon estimates that were made in 2003, and reflected estimated NBFMCC lower than were actually incurred. The decision increased the NBFMCC charge from $0.001652 per kWh to $0.012099 per kWh, effective January 1, 2005. This increase will enable UI to recover both the forecasted ongoing NBFMCC costs and the $14.4 million deficit that resulted from the charge originally established being below the incurred costs. In February 2005, the DPUC initiated a semi-annual reconciliation relating to Federally Mandated Congestion Costs and Generation Services Charges (GSC). Based upon the results of the previous semi-annual reconciliation, UI did not make a filing for another rate adjustment. However, the DPUC has included UI in the docket. Hearings were held on April 25, 2005 and a final decision is scheduled for June 2005.

On June 23, 2004, the DPUC approved UI’s request to amend its Purchased Power Adjustment Clause rate component to allow UI to apply the clause to special contract customers. The DPUC also approved a Purchased Power Adjustment rate of $0.000264 per kWh to be applied against special contract load to reflect the increased cost to serve these customers. This decision will allow UI to recover changes in the cost to procure energy as it relates to special contract customers through the GSC. The decision does not explicitly order the accounting for the increased costs of $0.8 million related to UI’s special contract customers for the period from January 1, 2004 through June 22, 2004 (the day before the effective date of the final decision). The actual costs for that period to procure power for UI’s special contracts are included in the revised annual CTA/SBC Reconciliation filing for 2004 which was filed with the DPUC in April 2005. The 1998 and 2003 Connecticut restructuring legislation (PA 98-28 and PA 03-135,

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as amended in part by PA 03-221) provides that the distribution company is entitled to recover its full cost of procuring power for customers who do not choose an alternate supplier.

Regional Transmission Organization for New England

On March 24, 2004, the FERC conditionally approved Independent System Operator - New England’s (ISO-NE’s) joint proposal with the New England Transmission Owners (TOs) for the creation of a Regional Transmission Organization (RTO). The creation of an RTO for New England (RTO-NE) will strengthen the independent oversight of the region’s bulk power system and wholesale electricity marketplace. UI is a party to all of the agreements that establish RTO-NE and a signatory to the joint RTO filing with the FERC. RTO-NE commenced operation effective February 1, 2005. As a member of RTO-NE, UI is eligible for the FERC’s participation incentive adder (50 basis points above the approved transmission base return on equity) for joining RTO-NE. The 50 basis point participation adder is applicable to UI’s Pool transmission facilities (PTF). The common base ROE of 12.8% requested by the TOs became effective on February 1, 2005 when RTO-NE commenced operation. All of the TOs, including UI, will be able to earn the common base ROE of 12.8% plus the 50 basis point participation adder (or 13.3%) on their PTF and the common base ROE of 12.8% on their non-PTF, subject to refund, pending a final FERC decision on the justness and reasonableness of the common base ROE.

(D) SHORT-TERM CREDIT ARRANGEMENTS

UIL Holdings has a money market loan arrangement with JPMorgan Chase Bank. This is an uncommitted short-term borrowing arrangement under which JPMorgan Chase Bank may make loans to UIL Holdings for fixed maturities from one day up to six months. JPMorgan Securities, Inc. acts as an agent and sells the loans to investors. The fixed interest rates on the loans are determined based on conditions in the financial markets at the time of each loan. As of March 31, 2005, UIL Holdings had $2 million of short-term borrowings outstanding under this arrangement.

On July 29, 2004, UIL Holdings entered into a revolving credit agreement with a group of banks that extends to July 28, 2007. The borrowing limit of this facility is $100 million. The facility permits UIL Holdings to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits UIL Holdings to borrow money for fixed periods of time specified by UIL Holdings at fixed interest rates determined by the Eurodollar interbank market in London (LIBOR). If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of UIL Holdings and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to UIL Holdings under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of March 31, 2005, UIL Holdings had $14 million of short-term borrowings outstanding under this arrangement.

On July 30, 2004, Xcelecom amended its existing revolving credit agreement with two banks to extend the term to June 30, 2005. This agreement, as amended, provides for a $30 million revolving loan facility available to meet working capital needs, and up to $5 million in capital equipment needs, and to support standby letters of credit issued by Xcelecom in the normal course of its business. Capital equipment loans under this facility can be converted to amortizing term loans with a maturity of up to four years. This agreement also provides for the payment of interest at a rate, at the option of Xcelecom, based on the agent bank’s prime interest rate or LIBOR. All borrowings outstanding under this agreement are secured solely by assets of Xcelecom and its subsidiaries. As of March 31, 2005, there was $3.5 million outstanding under the revolving working capital balance under this facility. Xcelecom had $0.8 million of capital equipment funding that had been converted to term notes outstanding and standby letters of credit of $6.1 million outstanding at March 31, 2005 under the facility. Xcelecom is currently exploring the options of either extending or replacing the current credit facility.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(E) INCOME TAXES

	Three Months Ended
	March 31,
	2005	2004
	(In Thousands)
Income tax expense for continuing operations consists of:
Income tax provisions (benefit):
Current
Federal	$4,847	$2,848
State	1,100	1,419
Total current	5,947	4,267
Deferred
Federal	(1,055)	2,169
State	(437)	(265)
Total deferred	(1,492)	1,904

Investment tax credits	(113)	(105)

Total income tax expense	$4,342	$6,066

Income tax components charged as follows:
Operating tax expense	$5,761	$6,912
Nonoperating tax expense	69	346
Equity investments tax (benefit)	(1,488)	(1,192)

Total income tax expense	$4,342	$6,066

Legislation was enacted in Connecticut on August 16, 2003 which imposed a 25% surcharge on the corporation business tax for the year 2004. This surcharge increased the statutory rate of Connecticut corporation business tax from 7.5% to 9.375% for the year 2004 only. Due to the elimination of the surcharge, the combined effective statutory federal and state income tax rate for UIL Holdings’ Connecticut-based entities decreased from 41.094% for the year 2004 to 39.875% for the year 2005.

Differences in the treatment of certain transactions for book and tax purposes occur which cause the rate of UIL Holdings’ reported income tax expense to differ from the statutory tax rate described above. The effective book income tax rate for the quarter ended March 31, 2005 was 57.4% as compared to 52.1% for the quarter ended March 31, 2004. The increase in the 2005 rates is due primarily to: (1) differences in the amounts of book depreciation in excess of non-normalized tax depreciation, and (2) non-recurring adjustments to deferred income tax reserves primarily associated with bond redemption premiums and expenses.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(F) SUPPLEMENTARY INFORMATION

	Three Months Ended
	March 31,
	2005	2004
	(In Thousands)
Operating Revenues
Utility
Retail	$176,842	$167,771
Wholesale	5,449	6,214
Other	4,625	7,858
Non-utility businesses
Xcelecom	91,620	67,548
Other	4	36
Total Operating Revenues	$278,540	$249,427

Fuel and Energy
Fuel and Energy Expense	$100,530	$93,631
Purchase Power above market fuel expense credit (1)	(5,363)	(5,693)
Total Fuel and Energy Expense	$95,167	$87,938

Depreciation and Amortization
Utility property, plant, and equipment	$7,496	$7,495
Non-utility business property, plant and equipment	871	872
Total Depreciation	8,367	8,367
Amortization of nuclear plant regulatory assets	4,551	2,647
Amortization of purchase power contracts (1)	5,363	5,693
Amortization of other CTA regulatory assets	(157)	283
Subtotal CTA Amortization	9,757	8,623
Amortization of intangibles	274	313
Amortization of other regulatory assets	20	187
Total Amortization	10,051	9,123
Total Depreciation and Amortization	$18,418	$17,490

Taxes - Other than Income Taxes
Operating:
Connecticut gross earnings	$5,891	$6,026
Local real estate and personal property	2,717	2,542
Payroll taxes	2,280	2,177
Total Taxes - Other than Income Taxes	$10,888	$10,745

Other Income (Expense), net
Interest Income	$628	$373
Allowance for funds used during construction	688	466
Seabrook reserve reduction	-	1,355
C&LM incentive	204	746
GSC procurement fees	659	779
ISO load response	711	-
Miscellaneous other income and (expense) - net	(178)	581
Total Other Income (Expense), net	$2,712	$4,300

Other Interest, net
Notes Payable	$89	$291
Other	460	431
Total Other Interest, net	$549	$722

(1) The amortization of this regulatory asset is a cash neutral item, as there is an offsetting liability which is relieved through a credit to fuel and energy expense.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(G) PENSION AND OTHER BENEFITS

UI’s qualified pension plan covers substantially all of its employees, the employees of UIL Holdings and certain management employees of Xcelecom. Xcelecom employees no longer accrue benefits under the plan, but any benefits accrued to them through December 2003 remain in the plan. UI also has a non-qualified supplemental pension plan for certain executives and a non-qualified retiree-only pension plan for certain early retirement benefits.

The funding policy for the qualified pension plan is to make annual contributions that satisfy the minimum funding requirements of ERISA but that do not exceed the maximum deductible limits of the Internal Revenue Code. These amounts are determined each year as a result of an actuarial valuation of the qualified pension plan. Based upon preliminary actuarial calculations, the contribution to the qualified pension plan for 2005 is expected to be $7.9 million.

There is potential variability to the pension expense calculation depending on changes in certain assumptions: if there is a 0.25% change in the discount rate used , the pension expense would increase or decrease inversely by $0.9 million; if there is a 1% change in the expected return on assets, the pension expense would increase or decrease inversely by $2.8 million.

In addition to providing pension benefits, UI also provides other post-retirement benefits (OPEB), consisting principally of health care and life insurance benefits, for retired employees and their dependents. Employees who are 55 years of age and whose sum of age and years of service at time of retirement is equal to or greater than 65 are eligible for benefits partially subsidized by UI. The amount of benefits subsidized by UI is determined by age and years of service at retirement. UI is expected to contribute approximately $9.6 million in 2005 to fund OPEB.

There is potential variability in the calculation of OPEB plan expenses depending on changes in certain assumptions: if there is a 0.25% change in the discount rate used, the OPEB plan expenses would increase or decrease inversely by $0.2 million; if there is a 1% change in the expected return on Voluntary Employees’ Benefit Association Trust assets, the OPEB plan expenses would increase or decrease inversely by $0.2 million.

A new retirement plan is being implemented for new employees. The new plan, which replaces the existing qualified pension plan and retiree medical plan benefits, became effective on April 1, 2005 for those hired into the bargaining unit and May 1, 2005 for all other new employees. It does not affect employees hired prior to the effective dates noted above. The new retirement plan, which is a “defined contribution plan”, consists of the current provisions of the KSOP plus the following benefits:

•	An additional cash contribution of 4.0% of total annual compensation (as defined in the KSOP Plan) to a separate account in the KSOP of new hires.
•	An additional cash contribution of $1,000 per year (pro rata per pay period) into a separate Retiree Medical Fund within the KSOP account for new hires.
•	New employees do not need to contribute to the KSOP to receive these additional contribution amounts, they only need to enroll in the KSOP Plan.
•	Both additional contributions to the KSOP will vest 100% after 5 years of service.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table represents the components of net periodic benefit cost for the pension and OPEB in the 2005 plan projections.

	For the Quarter Ended March 31,
	Pension Benefits		Other Postretirement Benefits
	Q1 2005	Q1 2004	Q1 2005	Q1 2004
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$1,574	$1,586	$245	$231
Interest cost	4,496	4,508	782	764
Expected return on plan assets	(5,565)	(5,012)	(380)	(327)
Amortization of:
Prior service costs	265	266	(45)	(45)
Transition obligation (asset)	(131)	(264)	265	265
Actuarial (gain) loss	1,579	1,666	415	422
Net periodic benefit cost	$2,218	$2,750	$1,282	$1,310

The following actuarial weighted average assumptions were used in calculating net periodic benefit cost:
Discount rate	5.75%	6.00%	5.75%	6.00%
Average wage increase	4.50%	4.50%	N/A	N/A
Return on plan assets	8.00%	8.00%	8.00%	8.00%
Pre-65 health care trend rate (current yr.)	N/A	N/A	12.00%	13.00%
Pre-65 health care trend rate (2012+)	N/A	N/A	5.50%	5.50%
Post-65 health care trend rate (current yr.)	N/A	N/A	6.50%	7.00%
Post-65 health care trend rate (2008+)	N/A	N/A	5.00%	5.00%

(J) COMMITMENTS AND CONTINGENCIES

Other Commitments and Contingencies

Connecticut Yankee Atomic Power Company

UI has a 9.5% stock ownership share in the Connecticut Yankee Atomic Power Company (Connecticut Yankee), the carrying value of which was $4.2 million as of March 31, 2005. On December 4, 1996, the Board of Directors of Connecticut Yankee voted unanimously to retire the Connecticut Yankee nuclear plant (the Connecticut Yankee Unit) from commercial operation. A decision by the FERC that became effective on August 1, 2000 allows Connecticut Yankee to collect, through the power contracts with the unit’s owners, the FERC-approved decommissioning costs, other costs associated with the permanent shutdown of the Connecticut Yankee Unit, the unrecovered investment in the Connecticut Yankee Unit, and a return on equity of 6%. Connecticut Yankee may recover 9.5% of these costs from UI.

Connecticut Yankee updates its cost to decommission the unit annually, or as needed, and provides UI with a projected recovery schedule depicting annual costs expected to be billed to UI, including a return on investment over the term of the projected recovery period. The present value of these costs is calculated using UI’s weighted average cost of capital and, after consideration of recoverability, recorded as a Connecticut Yankee Contract Obligation and a corresponding regulatory asset. At March 31, 2005, UI has regulatory approval to recover in future rates $19.4 million of its regulatory asset for Connecticut Yankee over a term ending in 2007. The remaining portion of the regulatory asset, as of March 31, 2005, was $26.4 million, which consists of costs subject to a regulatory review and approval process and reflects the present value of the revenue requirements to fund the increased costs described in the following paragraphs.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The regulatory review and approval process may extend the recovery period beyond 2007. Although UI believes full regulatory recovery is probable because these costs are similar in nature to the costs for which UI already has regulatory approval to recover in future rates, the actual amounts subject to recovery may be different.

Current Cost Estimate

As part of the Connecticut Yankee April 2000 rate case settlement with the FERC, remaining decommissioning costs were originally estimated at $436 million. The original estimate was updated in November 2002 to increase the estimated decommissioning costs by approximately $130 million. The $130 million increase stemmed primarily from additional security costs, increased insurance costs and other factors. In December 2003 the estimate was increased by an additional $265 million, reflecting the fact that Connecticut Yankee is now directly managing the work necessary to complete decommissioning of the plant following termination in July 2003 of the contractor that had been managing such work. Consequently, the total current cost estimate of approximately $831 million (2003 Estimate) represents an aggregate increase of approximately $395 million over the April 2000 FERC rate case settlement amount. The above financial information has been adjusted to 2003 dollars.

UI’s share of the estimated increased cost of $395 million over the 2000 FERC settlement is approximately $37.5 million. This increase will not impact current period earnings, as the amounts will be deferred on UI’s balance sheet pending resolution of the litigation and regulatory proceedings described herein. Ultimately, if this issue is resolved favorably, the costs will be recovered in rates and therefore would not have a financial impact on UI’s results of operations. If the outcome is not favorable, there could be a material negative impact to UI’s results of operations.

Bechtel Litigation

Connecticut Yankee terminated its decommissioning contract with Bechtel Power Corporation (Bechtel) in July 2003 due to Bechtel’s history of incomplete and untimely performance of decommissioning work. In June 2003, Bechtel filed a complaint against Connecticut Yankee in Connecticut Superior Court, asserting a number of claims, including wrongful termination. In August 2003, Connecticut Yankee filed a counterclaim, including counts for breach of contract, negligent misrepresentation and breach of duty of good faith and fair dealing. Connecticut Yankee is now managing the decommissioning process and continues to prosecute its counterclaims for excess completion costs and other damages against Bechtel in Connecticut Superior Court. Discovery is underway and a trial has been scheduled for May 2006. The 2003 Estimate does not include any allowance for cost recovery in this matter.

On June 18, 2004, Bechtel filed a Pre-Judgment Remedy Application (PJR) requesting a $93 million garnishment of the Decommissioning Trust (Trust), Connecticut Yankee shareholder payments to the Trust and any proceeds from the fuel disposal contract litigation pending between Connecticut Yankee and the U. S. Department of Energy (DOE), as well as attachment of any Connecticut Yankee assets, including real property located in Haddam Neck, Connecticut. On July 16, 2004, Connecticut Yankee filed its objection to the PJR, including challenging the legal availability of the remedies requested by Bechtel. On July 20, 2004, the Court allowed the DPUC to intervene in the PJR proceeding for the limited purpose of objecting to Bechtel’s requested garnishment of the Trust and related payments. On August 26, 2004, the Court held oral arguments on the legal availability of the remedies requested by Bechtel but has not issued a decision. On November 1, 2004, the Judge in the PJR proceedings signed a Stipulation reached between Connecticut Yankee and Bechtel. In the Stipulation, Bechtel agrees: (a) to waive and relinquish its right to seek prejudgment attachment of the Trust or any future payments into the Trust, including any proceeds of Connecticut Yankee’s currently pending litigation with the DOE regarding spent fuel storage costs; and (b) not to file in any forum any additional or amended applications for prejudgment remedy or other preliminary relief seeking to attach or garnish any assets of Connecticut Yankee or of any of its shareholders or power purchasers. Further, Bechtel amends its Application to provide that it seeks only: (i) to attach real property owned by Connecticut Yankee in Connecticut with a value of up to $7.9 million; and (ii) to garnish a portion of the stream of monthly payments to be made through June 2007 to Connecticut Yankee under the wholesale power contracts between Connecticut Yankee and its power purchasers, up to an aggregate amount of $41.7 million.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In the proposed Stipulation, it is further agreed that any attachment of the real property authorized by the Court will not prevent Connecticut Yankee from continuing plant decommissioning, and Connecticut Yankee will be entitled to continue with all deconstruction, demolition, decontamination, remediation and related activities. This Stipulation does not constitute an admission of liability by Connecticut Yankee, nor an acknowledgement of any damage calculation in any respect, and is not admissible in any subsequent legal or administrative proceeding not related to enforcement of the application, including any alternative dispute resolution proceedings. The parties have not reached agreement as to whether the real property and the purchaser payments referenced above may be lawfully attached or garnished. Connecticut Yankee and the DPUC continue to dispute that the assets may be lawfully attached or garnished and the parties submitted briefs to the Court in November 2004. The Court has taken no further action.

FERC Matters

2004 Rate Case Filing

Connecticut Yankee filed the 2003 Estimate with the FERC as part of a July 1, 2004 rate application (the Filing) seeking additional funding to complete the decommissioning project and for storage of spent fuel through 2023. The Filing was required as part of the terms of Connecticut Yankee’s April 2000 rate case settlement agreement with the FERC and requests that new rates take effect on January 1, 2005. The Filing includes proposed increased decommissioning charges, based on the 2003 Estimate, as well as $4.0 million and $2.4 million of new charges for pension and post-retirement benefits (other than pensions), respectively. The proposed $93 million annual decommissioning collection represents a significant increase in annual charges compared to the existing FERC-approved decommissioning collection rate of $16.7 million per year that had been approved as part of the April 2000 rate case settlement. The Filing proposes extending the collection period for decommissioning from June 30, 2007 to December 31, 2010.

Notices of intervention or protest were filed in July and August at the FERC by several utility parties and by non-utility parties including the DPUC, the Office of Consumer Councel (OCC), the Massachusetts Attorney General, the Massachusetts Department of Telecommunications and Energy, the Rhode Island Attorney General, and the Maine Public Advocate. Bechtel Power Corporation also filed a motion to intervene and protest.

On August 30, 2004, FERC issued an order: (1) accepting for filing Connecticut Yankee’s proposed new charges for decommissioning, pension expense and post-retirement benefits (other than pensions) expense; (2) suspending the revised charges for a period of five months, to February 1, 2005, at which time the proposed rates went into effect subject to refund; (3) establishing hearing procedures, which commenced with a pre-hearing conference before an administrative law judge (ALJ) in September 2004; (4) denying the request of the DPUC and OCC for an accelerated hearing schedule and for a bond or other security for potential refunds; (5) denying the declaratory ruling requested by the DPUC and OCC (see paragraph below), and (6) granting Bechtel’s motion to intervene as well as allowing the interventions by the other applying parties including UI and the other Connecticut Yankee power purchasers. The hearing is scheduled to begin on June 1, 2005. The process of resolving the matters in the Filing is likely to be contentious and lengthy.

FERC Order on Request for Declaratory Order

On June 10, 2004, the DPUC and the OCC filed a petition (Petition) with the FERC seeking a declaratory order that Connecticut Yankee can recover all decommissioning costs from its wholesale purchasers, but that those purchasers may not recover in their retail rates any costs that the FERC might determine to have been imprudently incurred. Connecticut Yankee, as well as its wholesale purchasers, responded in opposition to the Petition, indicating that the order sought by the DPUC and OCC would violate the Federal Power Act and decisions of the U.S. Supreme Court, other federal and state courts, and the FERC. As noted above, the FERC rejected this petition as part of its initial ruling on Connecticut Yankee’s rate filing. The DPUC and OCC filed a petition for rehearing on the matter which is pending before the FERC. Connecticut Yankee filed a motion on October 14, 2004 requesting permission to respond, as well as a response to the rehearing petition.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DOE Litigation

To the extent that the new estimates described above are related to spent fuel storage, they could be affected by the outcome of an ongoing dispute between the DOE and several utilities and states. Under the Nuclear Waste Policy Act of 1982 (the Act), the DOE is required to design, license, construct and operate a permanent repository for high-level radioactive waste and spent nuclear fuel. The Act requires the DOE to provide for the disposal of spent nuclear fuel and high-level waste from commercial nuclear plants through contracts with the owners. In return for payment of established disposal fees, the federal government was required to take title to and dispose of the utilities’ high-level waste and spent nuclear fuel beginning no later than January 1998. After the DOE announced that its first high-level waste repository will not be in operation earlier than 2010, several utilities and states obtained a judicial declaration that the DOE has a statutory responsibility to take title to and dispose of high-level waste and spent nuclear fuel beginning in January 1998. Although the federal government now concedes that its failure to begin disposing of high-level waste and spent nuclear fuel in January 1998 constituted a breach of contract, it continues to dispute that the entities with which it had contracts are entitled to damages.

Connecticut Yankee, together with two other New England-based owners of shutdown nuclear generating plants, is seeking recovery of damages stemming from the breach by the DOE under the 1983 contracts that were mandated by the U.S. Congress under the High Level Waste Act for purposes of disposal of spent fuel and high-level waste, including greater than class C waste. The trial for the damage claim, which had been pending in the Federal Court of Claims since March 1998, commenced on July 12, 2004 and ended August 31, 2004. The court heard closing arguments on January 24, 2005 and the final post-trial briefs were filed on February 18, 2005.

The amount of the claim for damages incurred through 2010, net of adjustments made as part of the trial record, is approximately $186-$198 million depending on the discount rate applied. In addition, incremental continuing damages that will be incurred for periods beyond 2010 are being sought based on an annual dollar value. The 2003 Estimate discussed above does not include an allowance for recovery of damages in this matter. The Department of Justice submitted a motion to the court during the damage trial which raises the issue of whether Connecticut Yankee’s pre-1983 spent fuel fee obligation of approximately $155 million should be treated as an offset to any payment of damages. The Court’s ruling on that matter is expected to be issued in the same time frame as its overall ruling in the case, which is expected by the end of 2005.

Hydro-Quebec

UI is a participant in the Hydro-Quebec transmission tie facility linking New England and Quebec, Canada. UI has a 5.45% participating share in this facility, which in aggregate has a maximum 2000 megawatt equivalent generation capacity value. UI is obligated to furnish a guarantee for its participating share of the debt financing for one phase of this facility. UI’s original guarantee was entered into in April 1991 in the amount of $11.7 million. The amount of this guarantee is reduced monthly, proportionate with principal paid on the underlying debt. As of March 31, 2005, the amount of UI’s guarantee for this debt totaled approximately $3.2 million.

Environmental Concerns

In complying with existing environmental statutes and regulations and further developments in areas of environmental concern, including legislation and studies in the fields of water quality, hazardous waste handling and disposal, toxic substances, and electric and magnetic fields, UIL Holdings and its wholly-owned direct and indirect subsidiaries may incur substantial capital expenditures for equipment modifications and additions, monitoring equipment and recording devices, and it may incur additional operating expenses. The total amount of these expenditures is not now determinable. Environmental damage claims may also arise from the operations of UIL Holdings’ subsidiaries. Significant environmental issues known to UIL Holdings at this time are described below.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Site Decontamination, Demolition and Remediation Costs

As a result of a 1992 DPUC retail rate decision, since January 1, 1993, UI had been recovering through retail rates $1.1 million per year of environmental remediation costs for the demolition and decontamination of its Steel Point Station property in Bridgeport. As a result of the DPUC’s Rate Case decision dated September 26, 2002, UI recovered the remaining $3 million of these costs ratably during the 2002 through 2004 time period. Except for capping contaminated soils that are legally allowed to remain on site, this amount reflects the estimated remaining costs to remediate the property. Final costs will be offset by any sale price realized, and will be subject to regulatory true-up upon disposition of the property. UI is also replacing portions of the bulkhead at the Steel Point Station property. The work is expected to cost approximately $7.4 million and is currently expected to be completed in 2005. UI is entitled to reimbursement of the bulkhead costs from the City of Bridgeport pursuant to UI’s contract with the City. The cost estimates for the remediation and bulkhead are based on the most current information available. Actual remediation and bulkhead replacement costs may be higher, or lower, than what is currently estimated.

Subsequent to the demolition of Steel Point Station, the adjacent East Main Street Substation was removed at the request of the City of Bridgeport and UI expanded the Congress Street Substation to replace it. As of March 31, 2005, UI is entitled to $8.9 million from the City of Bridgeport for such removal and expansion. An additional $1.4 million of costs related to the Substation are transmission assets recoverable through regional transmission rates. In the event that UI is unable to reach a negotiated agreement with the City of Bridgeport, UI will proceed with previously initiated arbitration proceedings to collect these funds from the City.

A site on the Mill River in New Haven was conveyed by UI to an unaffiliated entity, Quinnipiac Energy LLC (QE), reserving to UI permanent easements for the operation of its transmission facilities on the site. At the time of the sale, a fund of approximately $1.9 million, an amount equal to the then-current estimate for remediation, was placed in escrow for purposes of bringing soil and groundwater on the site into environmental compliance. Approximately $0.6 million of the escrow fund remains unexpended. QE’s environmental consultant reports that approximately $2 million of remediation remains to be performed. The City of New Haven has foreclosed on the property, as QE is not current with property tax payments and the foreclosure sale is scheduled to occur in May 2005. UI could be required by applicable environmental laws to finish remediating any subsurface contamination at the site if it is determined that QE has not completed the appropriate environmental remediation at the site and the property is sold through a foreclosure sale.

On April 16, 1999, UI closed on the sale of its Bridgeport Harbor Station and New Haven Harbor Station generating plants in compliance with Connecticut’s electric utility industry restructuring legislation. Environmental assessments performed in connection with the marketing of these plants indicate that substantial remediation expenditures will be required in order to bring the plant sites into compliance with applicable minimum Connecticut environmental standards. The purchaser of the plants agreed to undertake and pay for the remediation of the purchased properties. With respect to the portion of the New Haven Harbor Station site that UI retained, UI has performed an additional environmental analysis, indicating that approximately $3.2 million in remediation expenses will be incurred. Actual remediation costs may be higher or lower than what is currently estimated. The required remediation is virtually all on transmission-related property and UI accrued these estimated expenses during the third quarter of 2002.

UI sold property to Bridgeport Energy LLC (BE) on April 16, 1999. In connection with the sale of the property, UI entered into an environmental indemnity agreement with BE, in which UBE holds a minority interest, to provide indemnification related to certain environmental conditions specific to the site where BE’s generation facilities were constructed. Because of soil management and other environmental remediation activities that were performed during construction of the generation facilities, UI does not regard its exposure under the environmental indemnity agreement as material.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Electric System Work Center

UI’s January 2004 purchase of its Electric System Work Center property, located in Shelton, Connecticut, caused a review under the CDEP’s Transfer Act Program. Under this review, the CDEP had an opportunity to examine the current environmental conditions at the site and direct remediation, or further remediation, of any areas of concern. At the conclusion of its review, the CDEP elected not to oversee any further site investigation or remediation at the site and directed UI to undertake any necessary evaluation and/or remediation (verification work) using an independent Licensed Environmental Professional (LEP). UI has hired a LEP and has submitted a schedule to the CDEP for the verification work. The schedule has been approved by the CDEP and implementation of the verification work has begun. Implementation of the verification work is not expected to have a material impact on the financial condition of UI.

Utility Operations

With respect to UI’s general operations, UI received a Notice of Violation (NOV) from the CDEP, dated September 22, 2004. This NOV alleged that UI was not in compliance with inspection, recordkeeping and labeling requirements under certain state and federal waste and used oil regulations. UI has corrected the deficiencies identified in the NOV and the NOV is now “closed” with no penalties assessed.

Claim of Enron Power Marketing, Inc.

UI had a wholesale power agreement and other agreements with Enron Power Marketing, Inc. (EPMI) (the Agreements). Following EPMI’s bankruptcy filing on December 2, 2001, UI terminated the Agreements in accordance with their terms, effective January 1, 2002, in reliance upon provisions of the Bankruptcy Code that permit termination of such contracts. The Agreements permitted UI to calculate its gains and losses resulting from the termination, and globally to net these gains and losses against one another, and against any other amounts that UI owed to EPMI under the Agreements, to arrive at a single sum. EPMI, however, commenced on January 31, 2003 an adversary proceeding against UI and UIL Holdings in the EPMI bankruptcy. UIL Holdings was sued as the guarantor of UI’s financial obligations under the Agreements. EPMI contends that UI was not entitled to offset, against any losses UI suffered from the termination of the Agreements, any amounts owing to EPMI for power delivered to UI after the date EPMI filed for bankruptcy. The amount of the allegedly improper setoff that EPMI seeks to recover in the adversary proceeding is approximately $8.2 million, plus interest and attorneys’ fees. The bankruptcy court has referred this and other similar cases to mediation and stayed the cases while mediation is conducted. During mediation sessions, EPMI indicated it has theories for increasing the amount of its claims against UI. In the event that UI is determined to owe EPMI a portion or all of the amount claimed, UI will seek appropriate treatment of such amount through the regulatory process.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Claim of Dominion Energy Marketing, Inc.

On December 28, 2001, UI entered into an agreement with Virginia Electric and Power Company, which was subsequently assigned to its affiliate Dominion Energy Marketing, Inc. (DEMI), for the supply of all of UI’s standard offer generation service needs from January 1, 2002 through December 31, 2003, and for the supply of all of UI’s generation service requirements for special contract customers through 2008 (Power Supply Agreement or PSA). In December 2004, UI received a letter from DEMI claiming that under the terms of this agreement, DEMI should not have been responsible for a currently estimated amount of $8.2 million, plus interest, of certain “CT Reliability COS” charges related to Reliability Must Run agreements between ISO-NE and NRG (the owner of power plants located in Connecticut that were formerly owned by Northeast Utilities). DEMI claims that such charges are fixed operation and maintenance costs and not “Transmission Congestion Costs,” for which DEMI would be responsible under the terms of the PSA. DEMI has indicated that it does not intend to terminate the PSA prior to resolution of the dispute, but the parties have not agreed to a dispute resolution process. On February 14, 2005, DEMI filed a complaint in Connecticut District Court that seeks the court’s interpretation of the PSA and an order compelling UI to pay the claimed damages. UI does not believe that the court has jurisdiction, as the dispute pertains to a contract that was approved by, and falls under jurisdiction of, the FERC. Consequently, on March 14, 2005, UI filed a complaint with the FERC requesting that it exercise jurisdiction under Section 206 of the Federal Power Act and order DEMI to abide by the terms and conditions of the PSA. Further, on May 2, 2005, UI filed a motion to dismiss the DEMI complaint with the Connecticut District Court. UI believes its interpretation of the PSA is correct. If UI is unable to recover these amounts from DEMI, UI would seek recovery of these amounts through the regulatory process.

Independent System Operator - New England

On April 16, 2004, UI announced its participation in the ISO-NE program to secure emergency energy resources in Southwestern Connecticut. Under a four-year contract, UI has committed to a load reduction of 30 megawatts when requested by ISO-NE. UI has partnered with several large customers who have agreed to reduce their electricity demand when the region’s electric grid is stressed. The agreement was approved by the FERC in May 2004. As part of the agreement, UI provided a performance guarantee for the commitment of $0.7 million in the form of a letter of credit in the event UI was unable to reduce demand when requested by ISO-NE. Through the end of October 2004, UI was not required to perform under the $0.7 million letter of credit. In October 2004, the letter of credit was reduced to $0.4 million, representing UI’s remaining performance guarantee under the agreement, and the term was extended until October 31, 2005. No liability has been recorded in the UIL Holdings’ consolidated balance sheet as of March 31, 2005 for the guarantee provided under this letter of credit. The probability that the letter of credit would be utilized is very low due to the fact that the customers that UI has partnered with for this program are among UI’s largest, thus reducing the likelihood of nonperformance in terms of both the requested kWh reductions and the ability to pay any financial penalties. Furthermore, if the letter of credit were to be utilized to cover nonperformance of UI’s customers, the amount paid by UI would be recovered directly from the customers who did not perform by deducting the amount from the funds that would be remitted to such customers for their performance in this program.

Cross-Sound Cable Company, LLC

UCI’s 25% share of the actual project cost for the Cross-Sound cable was $34.3 million as of March 31, 2005. UCI has provided an equity infusion of $10 million to Cross-Sound and UIL Holdings loaned $25.1 million, including capitalized interest, to Cross-Sound. In addition, UIL Holdings and UCI have provided two guarantees, in the amounts of $2.5 million and $1.3 million, in support of Hydro-Quebec’s (HQ) guarantees to third parties in connection with the construction of the project.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The $2.5 million guarantee is in support of an HQ guarantee to the Long Island Power Authority (LIPA) to provide for damages in the event of a delay in the date of achieving commercial operation.  There had been a delay in achieving the originally agreed upon date of commercial operation, primarily due to a Connecticut legislative moratorium on installing new gas and utility lines across Long Island Sound, which precluded the CDEP from considering applications related to submarine cables under Long Island Sound. UCI believes action or inaction of governmental, regulatory or judicial bodies qualify as events beyond the party’s control and performance under the guarantee is not required. Further on June 24, 2004, Cross-Sound executed a settlement agreement allowing for immediate commercial operation of the cable as discussed below. Although retaining commercial operating status is contingent upon the satisfaction of certain provisions of the settlement agreement, no liability has been recorded related to this guarantee as UIL Holdings expects all provisions to be satisfied in accordance with the agreement.

The $1.3 million guarantee is in support of an agreement under which Cross-Sound is providing compensation to shell fishermen for all losses, including loss of income, as a result of the installation of the cable (Shellfish Agreement). The payments to the fishermen are being made over a 10-year period, and the obligation under this guarantee reduces proportionately with each payment made. As of March 31, 2005, the remaining amount of the guarantee was $1.2 million. UIL Holdings has completed a probability weighted analysis based on the likelihood of certain events occurring that would cause UIL Holdings to be required to perform under this guarantee. This analysis resulted in a liability amount that was inconsequential, and as such, no liability has been recorded in UIL Holdings’ Consolidated Balance Sheet as of March 31, 2005.

In the event that Cross-Sound is unable to meet any obligations that are supported by the previously mentioned guarantees, UCI expects that such obligations would be funded by capital contributions from the owners, who are affiliates of the guarantors, in amounts in proportion to their respective ownership shares of Cross-Sound. As such, UCI does not expect to be required to perform under the guarantee.

On June 24, 2004, Cross-Sound reached a settlement agreement with various regulatory authorities and other parties with an interest in the cable that allowed for immediate commercial operation of the cable. Following execution of the settlement agreement, the existing contract between Cross-Sound and the Long Island Power Authority for the entire capacity of the transmission line has been amended to increase the overall term of the agreement from 20 years to 28 years by means of adding an initial three-year period at the current reduced rates, and an additional five years to the end of the contract term, at full rates. This amendment was formally approved by the New York State Comptroller in the first quarter of 2005.

Although the settlement agreement allows for commercial operation of the cable, such status is contingent upon the satisfaction of certain provisions set forth in the agreement. In particular, Cross-Sound was required to bring the cable into compliance with permit conditions as directed by the CDEP. This remediation was completed in January 2005 and consisted primarily of achieving the originally required burial depth in those areas deemed as “soft spots,” meaning the obstructions which originally prevented achievement of such depth were able to be removed without the use of techniques such as blasting. The cost of this remediation amounted to $4 million. Additionally, the settlement agreement calls for the parties to fund a collective amount of $6 million to a research and restoration fund for the Long Island Sound all of which was funded.

With completion of all provisions of the settlement agreement for which Cross-Sound is responsible, the loan from UIL Holdings may be refinanced with external project financing. UCI will be responsible for 25% of any additional costs of project completion.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Xcelecom, Inc.

Xcelecom, through one of its subsidiaries, has filed suit in New Jersey Superior Court against M. J. Paquet (Paquet), a general contractor doing business in the state of New Jersey, and Paquet’s surety, United States Fidelity & Guaranty Company. Paquet is the general contractor on a project with the New Jersey Department of Transportation and one of Xcelecom’s subsidiaries is the electrical subcontractor on the project. The project is substantially complete. Xcelecom alleges in its suit, among other causes of action, breach of contract, failure to comply with New Jersey’s Prompt Pay Act, and breach of trust. Xcelecom seeks to recover approximately $2.4 million in overdue payments, plus damages for delay and failure by Paquet to comply with New Jersey state law. Paquet has asserted numerous defenses to the suit, as well as various counterclaims. Pleadings are closed and discovery is in process. Xcelecom intends to vigorously pursue its suit against Paquet and its surety, and to defend against Paquet’s counterclaims. Xcelecom does not believe there is a likelihood of an adverse outcome as a result of Paquet’s counterclaims, and as such, no amount has been accrued for this matter in UIL Holdings’ Consolidated Financial Statements. There has been no reserve established against the receivable of approximately $2 million, as Xcelecom expects to collect the entire amount due on this contract, either directly from Paquet, or through the payment and performance bonds of Paquet’s surety.

(M) SEGMENT INFORMATION

As described in Note (O), “Discontinued Operations,” to the Consolidated Financial Statements, the sale of APS was completed in June 2004 and its results of operations are reported as discontinued operations. Accordingly, UIL Holdings now has two segments, UI, its regulated electric utility business engaged in the purchase, transmission, distribution and sale of electricity, and Xcelecom, its non-utility, indirect, wholly-owned subsidiary, which provides specialized contracting services in the electrical, mechanical, communications and data network infrastructure industries. Revenues from inter-segment transactions are not material. All of UIL Holdings’ revenues are derived in the United States.

The following table reconciles certain segment information with that provided in UIL Holdings’ Consolidated Financial Statements. In the table, “Other” includes the information for the remainder of UIL Holdings’ non-utility businesses, including minority interest investments, administrative costs, and inter-segment eliminations.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(M) SEGMENT INFORMATION
(in Thousands)
	For the quarter ended March 31, 2005
			Eliminations
	UI	Xcelecom	And Other	Total
Operating Revenues	$186,916	$91,620	$4	$278,540
Fuel and Energy	95,167	-	-	95,167
Operation and maintenance	46,971	90,980	1,513	139,464
Depreciation and amortization	17,273	1,123	22	18,418
Taxes - other than income taxes	10,147	738	3	10,888
Operating Income From Continuing Operations	17,358	(1,221)	(1,534)	14,603

Other Income and (Deductions), net	2,102	268	342	2,712
Interest Expense, net	4,261	240	1,512	6,013

Income From Continuing Operations Before Income Taxes
and Equity Earnings	15,199	(1,193)	(2,704)	11,302
Income taxes	7,419	(489)	(2,588)	4,342
Income From Continuing Operations Before Equity Earnings	7,780	(704)	(116)	6,960
Income (Losses) from Equity Investments	55	-	(3,787)	(3,732)
Income From Continuing Operations	7,835	(704)	(3,903)	3,228
Discontinued Operations, Net of Tax	-	-	-	-
Net Income	$7,835	$(704)	$(3,903)	$3,228

For the quarter ended March 31, 2004
			Eliminations
	UI	Xcelecom	And Other	Total
Operating Revenues	$181,843	$67,548	$36	$249,427
Fuel and Energy	87,938	-	-	87,938
Operation and maintenance	48,441	66,910	1,377	116,728
Depreciation and amortization	16,304	1,186	-	17,490
Taxes - other than income taxes	10,005	726	14	10,745
Operating Income From Continuing Operations	19,155	(1,274)	(1,355)	16,526

Other Income and (Deductions), net	3,609	365	326	4,300
Interest Expense, net	4,390	119	1,659	6,168

Income From Continuing Operations Before Income Taxes
and Equity Earnings	18,374	(1,028)	(2,688)	14,658
Income taxes	8,826	(447)	(2,313)	6,066
Income From Continuing Operations Before Equity Earnings	9,548	(581)	(375)	8,592
Income (Losses) from Equity Investments	66	-	(2,966)	(2,900)
Income From Continuing Operations	9,614	(581)	(3,341)	5,692
Discontinued Operations, Net of Tax	-	-	1,443	1,443
Net Income	$9,614	$(581)	$(1,898)	$7,135

			Eliminations
	UI	Xcelecom	And Other	Total
Total Assets at March 31, 2005	$1,461,433	$195,948	$113,094	$1,770,475

Total Assets at December 31, 2004	$1,475,782	$197,234	$114,592	$1,787,608

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(N) GOODWILL AND OTHER INTANGIBLE ASSETS

As of March 31, 2005 and December 31, 2004, UIL Holdings maintains $71.4 million and $70.5 million, respectively, of goodwill related to Xcelecom that is no longer being amortized, and $4.7 million and $3.7 million, at March 31, 2005 and December 31, 2004, respectively, of identifiable intangible assets that continue to be amortized.

A summary of the change in UIL Holdings’ goodwill from December 31, 2004 to March 31, 2005 is as follows:

(Thousands of Dollars)	Total

Balance, January 1, 2005	$70,496
Goodwill acquired during the quarter ended March 31, 2005	871
Balance, March 31, 2005	$71,367

There were no impairments to the goodwill balances recognized during the quarters ended March 31, 2005 and 2004.

As of March 31, 2005 and December 31, 2004, UIL Holdings’ intangible assets and related accumulated amortization consisted of the following:

	As of March 31, 2005
(Thousands of Dollars)	Gross	Accumulated Amortization	Net Balance
Intangible assets subject to amortization:
Non-compete agreements	$4,405	$3,685	$720
Backlog	256	256	-
Total	$4,661	$3,941	$720

	As of December 31, 2004
(Thousands of Dollars)	Gross	Accumulated Amortization	Net Balance
Intangible assets subject to amortization:
Non-compete agreements	$3,455	$3,442	$13
Backlog	256	256	-
Total	$3,711	$3,698	$13

The intangible asset balance is included in “Other Deferred Charges” on the Consolidated Balance Sheet.

UIL Holdings recorded amortization expense related to these intangible assets of $0.3 million for both the three months ended March 31, 2005 and 2004, respectively. Assuming there are no acquisitions or dispositions that occur in the future, the remaining intangible assets will be fully amortized in 2006. The estimated annual amortization expense is shown in the table below.

2005	2006	2007	2008	2009
(In Thousands)
$719	$1	-	-	-

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(O) DISCONTINUED OPERATIONS

On June 22, 2004, UIL Holdings completed the sale of APS to CheckFree Corporation (CheckFree), a leading provider of financial electronic commerce services and products, pursuant to the purchase agreement entered into between the parties on December 16, 2003. Accordingly, the results of APS for the three months ended March 31, 2004 have been reported as discontinued operations in the accompanying Consolidated Statements of Income and Consolidated Statements of Cash Flows.

A summary of the discontinued operations of APS for the period ended March 31, 2004 follows (in thousands):

Net operating revenues	$21,191
Operating income	$2,106
Income before income taxes	$2,260
Income tax expense	(817)
Net income from discontinued operations	$1,443

In the first quarter of 2005, CheckFree elected to treat its purchase of APS as an asset purchase for tax purposes rather than as a stock purchase. Any adjustment resulting from this tax election will be reflected when UIL Holdings files its 2004 income tax returns.

(P) RELATED PARTY TRANSACTIONS

Arnold L. Chase, a Director of UIL Holdings since June 28, 1999, holds a beneficial interest in the building located at 157 Church Street, New Haven, Connecticut, where UI leases office space for its corporate headquarters. UI’s lease payments for this office space for the three months ended March 31, 2005 and 2004 totaled $2.3 million and $2.2 million, respectively.

Cross-Sound, in which UCI holds a 25% minority interest investment, leases a parcel of land from UI. Cross-Sound’s lease payments to UI for this parcel amount to $0.1 million on an annual basis.

In connection with certain of the acquisitions of Xcelecom, certain of Xcelecom’s subsidiaries have entered into related party lease arrangements for facilities with the former owners of companies acquired (or persons or entities related thereto), some of whom are current employees of Xcelecom. These lease agreements are for periods generally ranging from three to five years. Xcelecom’s payments related to these lease arrangements totaled $0.4 million for each of the three months ended March 31, 2005 and 2004, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained herein, regarding matters that are not historical facts, are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). These include statements regarding management’s intentions, plans, beliefs, expectations or forecasts for the future. Such forward-looking statements are based on UIL Holdings’ expectations and involve risks and uncertainties; consequently, actual results may differ materially from those expressed or implied in the statements. Such risks and uncertainties include, but are not limited to, general economic conditions, legislative and regulatory changes, changes in demand for electricity and other products and services, unanticipated weather conditions, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental, and technological factors affecting the operations, markets, products, services and prices of UIL Holdings’ subsidiaries. The foregoing and other factors are discussed and should be reviewed in the UIL Holdings’ most recent Annual Report on Form 10-K and other subsequent periodic filings with the Securities and Exchange Commission. Forward-looking statements included herein speak only as of the date hereof and UIL Holdings undertakes no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or circumstances.

MAJOR INFLUENCES ON FINANCIAL CONDITION

UIL Holdings Corporation

UIL Holdings’ financial condition and financing capability will be dependent on many factors, including the level of income and cash flow of UIL Holdings’ subsidiaries, conditions in the securities markets, economic conditions, interest rates, legislative and regulatory developments, and its ability to retain key personnel.

The loss of key personnel or the inability to hire and retain qualified employees could have an adverse effect on the business, financial condition and results of operations for UIL Holdings and its operating subsidiaries, UI and Xcelecom. These operations depend on the continued efforts of their respective current and future executive officers, senior management and management personnel. UIL Holdings cannot guarantee that any member of management at the corporate or subsidiary level will continue to serve in any capacity for any particular period of time. In an effort to enhance UIL Holdings’ ability to attract and retain qualified personnel, UIL Holdings continually evaluates the overall compensation packages offered to all levels of employees.

In the fourth quarter of 2004, UIL Holdings’ Board of Directors approved a plan to reorganize UIL Holdings’ Finance organization to reduce costs, improve process flow and better support its core utility operations. Following the sale of APS in June 2004, the strategic core of UIL Holdings has returned to its utility operations, along with the non-utility operations of Xcelecom. As a result, the accounting, treasury and corporate planning functions of UI and the holding company have been combined in an effort to gain operating efficiencies. In connection with this reorganization, UIL Holdings recorded employee termination costs in the fourth quarter of 2004 amounting to $2 million, which equated to approximately $0.08 per share, after-tax. These accrued restructuring costs are expected to be settled later in 2005. On an annualized basis, this reorganization is expected to yield consolidated after-tax cost savings of approximately $0.04 per share, although the impact to 2005 will be somewhat lower due to the timing of employee departures.

The United Illuminating Company

UI is an electric transmission and distribution utility whose structure and operations are significantly affected by legislation and regulation. UI’s rates and authorized return on equity are regulated by the Federal Energy Regulation Commission (FERC) and the Connecticut Department of Public Utility Control (DPUC). Legislation and regulatory decisions implementing legislation establish a framework for UI’s operations. Primary factors affecting UI’s financial results, in addition to legislation and regulation, are operational matters such as sales volume, major weather disturbances, ability to control expenses, and capital expenditures. UI expects significant growth in its capital investment in transmission, and has received siting approval to construct its portion of a major transmission line in southwest Connecticut.

Legislation & Regulation

Since 1998, State legislation has significantly restructured the electric utility industry in Connecticut. The primary restructuring legislation includes Public Act 98-28 (the 1998 Restructuring Legislation) and Public Act 03-135, as amended in part by Public Act 03-221 (collectively, the 2003 Restructuring Legislation). The DPUC has initiated proceedings, some of which have been completed and others of which are ongoing, to implement provisions of the 2003 Restructuring Legislation.

On June 23, 2004, the DPUC approved UI’s request to amend its Purchased Power Adjustment Clause rate component to allow UI to apply the clause to special contract customers. The DPUC also approved a Purchased Power Adjustment rate of $0.000264 per kWh to be applied against special contract load to reflect the increased cost to serve these customers. This decision will allow UI to recover changes in the cost to procure energy as it relates to special contract customers through the generation service charge (GSC). The decision does not explicitly order the accounting for the increased costs of $0.8 million related to UI’s special contract customers for the period from January 1, 2004 through June 22, 2004 (the day before the effective date of the final decision). The actual costs for that period to procure power for UI’s special contracts are included in the revised annual competitive transition assessment (CTA)/systems benefits charge (SBC) Reconciliation filing for 2004 which was filed with the DPUC in April 2005. The 1998 Restructuring Legislation and the 2003 Restructuring Legislation provide that the distribution company is entitled to recover its full cost of procuring power for customers who do not choose an alternate supplier.

On December 22, 2004, the DPUC issued a final decision increasing the non-bypassable Federally Mandated Congestion Costs (NBFMCC) charge UI is authorized to collect from customers. The NBFMCC charge relates to “congestion costs” associated with not having adequate transmission infrastructure to move energy from the generating sources to the consumer. Because the purpose of the NBFMCC charge is for the electric distribution company to recover its actual NBFMCC costs on a pass-through basis, the DPUC decision provided for a true-up of NBFMCC costs and revenues on a semi-annual basis and an adjustment of the associated amounts deferred for future recovery. The charge originally established for 2004 was based upon estimates that were made in 2003, and reflected estimated NBFMCC lower than were actually incurred. The decision increased the NBFMCC charge from $0.001652 per kWh to $0.012099 per kWh, effective January 1, 2005. This increase will enable UI to recover both the forecasted ongoing NBFMCC costs and the $14.4 million deficit that resulted from the charge originally established being below the incurred costs. In February 2005, the DPUC initiated a semi-annual reconciliation relating to Federally Mandated Congestion Costs and GSC. Based upon the results of the previous semi-annual reconciliation, UI did not make a filing for another rate adjustment. However, the DPUC has included UI in the docket. Hearings were held on April 25, 2005 and a final decision is scheduled for June 2005.

UI expects to file a revised transmission tariff with the FERC in the second quarter of 2005. UI will seek to recover its transmission revenue requirements on a prospective basis, subject to reconciliation with actual revenue requirements. Under UI’s current transmission tariff, the annual period during which wholesale transmission rates are effective begins after the annual period used to calculate the required transmission rates. The proposed changes to the tariff are expected to reduce the lag between the time transmission-related costs are incurred and the period in which rates are effective.

Operations

In implementing the 1998 Restructuring Legislation, UI established a Distribution Division and other “unbundled” components for accounting purposes, to reflect other unbundled components on customer bills. Initially, the Distribution Division included both transmission and distribution. UI has now separated transmission and distribution into separate divisions for accounting purposes. Changes to income and expense items related to transmission and distribution have an immediate net income and earnings per share impact, while changes to items in “other unbundled utility components” do not. The other components are the CTA, the SBC, the GSC, the conservation and load management (C&LM) charge, and renewable energy investment (REI) charge. In accordance with the September 26, 2002 Rate Case decision, the CTA and SBC both earn a 10.45% return on the equity portion of their respective rate bases. Those returns were achieved either by accruing additional amortization expenses, or by deferring such expenses, as required to achieve the authorized return. Amortization expenses in the CTA and SBC components impact earnings indirectly through changes to rate base. The GSC, C&LM and REI are essentially pass-through components (revenues are matched to recover costs). Except for the procurement fee in the GSC previously discussed, and a small management fee earned in the C&LM component, expenses are either accrued or deferred or revenues are transferred such that there is no net income associated with these three unbundled components.

UI’s CTA collection recovers costs that have been reasonably incurred, or will be incurred, to meet its public service obligations and that will likely not otherwise be recoverable in a competitive market. These “stranded costs” include above-market long-term purchased power contract obligations, regulatory asset recovery and above-market investments in power plants. Subject to future regulatory changes to the CTA rate, significant load growth, or to the level of amortization, CTA revenues are expected to remain relatively constant, with amortization increasing over time as the earnings trend downward due to the decreasing CTA rate base. A significant amount of UI’s earnings is generated by the authorized return on the equity portion of as yet unamortized stranded costs in the CTA rate base. UI’s earnings per share attributable to CTA for the three months ended March 31, 2005 and 2004 were $0.23 and $0.24, respectively. A significant portion of UI’s cash flow from operations is also generated from those earnings and from the recovery of the CTA rate base. Cash flow from operations related to CTA amounted to $7 million for each of the three months ended March 31, 2005 and 2004, respectively. The CTA rate base has declined from year to year for a number of reasons, including: amortization of stranded costs, the sale of the nuclear units, and adjustments made through the annual DPUC review process. The original rate base component of stranded costs, as of January 1, 2000, was $433 million. It has since declined to $413 million at year-end 2000, $373 million at year-end 2001, $303 million at year-end 2002, $279 million at year-end 2003, $267 million at year-end 2004 and $264 million as of March 31, 2005. The 2004 result is subject to DPUC review, pursuant to an annual review of UI’s CTA revenues and expenses, and may be adjusted in accordance with that review. UI’s CTA earnings will decrease while, based on UI’s current projections, cash flow will remain fairly constant until stranded costs are fully amortized between 2013 and 2015, depending primarily upon the DPUC’s future decisions which could affect future rates of stranded cost amortization.

The primary Distribution Division operational factors affecting UI’s financial results are sales volume, ability to control expenses and capital expenditures. Retail electric sales volume can be significantly affected by economic conditions and weather. The level of economic growth can be reflected in many ways: job growth or workforce reductions, plant relocations into or out of UI territory, and facilities expansions or contractions, all of which can affect demand for electricity. The weather can also have an impact on expenses, dependent on the level of work required as a result of storms or other extreme conditions. UI’s major expense components are (1) purchased power; (2) amortization of stranded costs; (3) wages and benefits; (4) depreciation; and (5) regional network service (RNS) transmission costs.

In order to maintain and improve its electricity delivery system and to provide quality customer service, UI is required to spend a significant amount each year on capital projects in the Distribution and Transmission Divisions. A large portion of the funds required for capital projects is provided internally, through the recovery of depreciation and from amortization of stranded costs, and the remainder must be financed externally. For more information, see “Liquidity and Capital Resources” included later in this item of this Form 10-Q.

In April 2005, the Connecticut Siting Council (CSC) approved a project to construct a 345-kiloVolt transmission line from Middletown, Connecticut, to Norwalk, Connecticut, which was jointly proposed by UI and The Connecticut Light and Power Company (CL&P). This project is expected to improve the reliability of the transmission system in southwest Connecticut. The two companies are working together for certain permitting, and will each construct, own and operate its respective portion of the transmission line and related facilities. UI will construct, own, and operate transmission and substation facilities comprising approximately 20% of the total project. UI’s current estimate for its share of the project cost is approximately $180 million to $215 million (excluding allowance for funds used during construction). Based on the current projected schedule of construction, the project is expected to be completed in 2009. Upon project completion, UI’s rate base will increase by approximately $220 million to $260 million, at which time UI would begin to earn a return on, and commence recovery of, its investment. Other governmental permitting, together with approvals from ISO-New England (ISO-NE), will be required for the project. The total project cost and timing of completion could change depending on other permit requirements. UI’s costs for the project are expected to be included in and recovered through transmission rates under FERC jurisdiction.

UI is dependent on the knowledge, training and abilities of its workforce. Retaining key employees and maintaining the ability to attract new employees are important to both UI’s operational and financial performance. A significant portion of UI’s workforce, including many workers with specialized skills maintaining and servicing the electrical infrastructure, will be eligible to retire over the next five years. Such highly skilled individuals cannot be quickly replaced due to the technically complex work they perform and the time it takes to hire and train replacements.

The inability to retain or replace these employees could have an adverse effect on UI’s financial condition and results of operations. In recognition of this situation, UI has several recruiting and training initiatives underway to mitigate the expected future attrition and maintain the skill sets required to service customers. In April 2005, UI and its unionized employees entered into a six-year agreement which expires on May 15, 2011. Approximately 45% of UI’s workforce is covered by this agreement. See Part II, Item 5 “Other Information” of this Form 10-Q for further information.

Risk Management and Insurance

UI’s primary risk management and insurance exposures include bodily injury, property damage, fiduciary responsibility, and injured workers’ compensation. UI is insured for general liability, automobile liability, property loss, fiduciary liability and workers’ compensation liability. UI’s general liability and automobile liability programs provide insurance coverage for third party liability claims for bodily injury (including “pain and suffering”) and property damage, subject to a deductible. Losses up to the deductible amounts are accrued based upon our estimates of the liability for claims incurred and an estimate of claims incurred but not reported. UI reviews the general liability reserves quarterly to ensure the adequacy of those reserves. The reserve is based on historical claims, business events, industry averages and actuarial studies. Insurance liabilities are difficult to assess and estimate due to unknown factors such as claims incurred but not reported and awards greater than expected; therefore, reserve adjustments may become necessary as cases unfold. UI insures its property subject to deductibles depending on the type of property. UI’s fiduciary liability program and workers’ compensation program provide insurance coverage, subject to deductibles as well. As with other companies, UI has seen significant increases in its workers’ compensation premiums in the past several years.

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

More than half of Xcelecom’s business involves the installation of electrical, mechanical and integrated network information systems in newly constructed and renovated buildings and plants. Downturns in levels of construction starts and business spending can have a material adverse effect on Xcelecom’s business, financial condition and results of operations. In addition, Xcelecom’s business is subject to seasonal variations in operations and demand that affect the construction business, particularly in new construction. Quarterly results may also be affected by regional economic conditions. Accordingly, Xcelecom’s performance in any particular quarter may not be indicative of the results that can be expected for any other quarter or for the entire year. The competitive bidding process for new business contracts normally intensifies during economic downturns, leading to lower profit margins and an increased potential for project cost overruns or losses.

Xcelecom’s contracts are generally awarded on the basis of competitive bids. The final terms and prices of those contracts are frequently negotiated with the customer. Although contract terms vary considerably, most are made on either a fixed price or unit price basis in which Xcelecom agrees to do the work for a fixed amount for the entire project (fixed price) or for units of work performed (unit price), although services are sometimes performed on a cost-plus or time and materials basis. Xcelecom’s most significant cost drivers are the cost of labor, including employee benefits, the cost of products and materials, and the cost of casualty insurance. These costs may vary from the costs originally estimated. Variations from estimated contract costs along with other risks inherent in performing fixed price and unit price contracts may result in actual revenue and gross profits for a project differing from those originally estimated and could result in losses on projects. Depending on the size of a particular project, variations from estimated project costs could have a significant impact on operating results for any fiscal quarter or year.

Hazards related to Xcelecom's industry include, but are not limited to, electrocutions, fires, mechanical failures, and transportation accidents. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment, and may result in suspension of operations. Xcelecom's third-party insurance is subject to large deductibles for which reserves are established. Xcelecom believes its insurance and provisions for self-insurance of deductibles are adequate to cover reasonably foreseeable losses and liabilities. Losses impacting self-insurance provisions or exceeding insurance limits could impact Xcelecom's operating results. One of Xcelecom’s subsidiaries has been affected by the 2004 hurricanes in Florida and expects recovery from insurance policies for physical premises damage and is pursuing claims for business interruption. Settlement of these claims is expected by the second quarter of 2005.

Billings under fixed price contracts are generally based upon achieving certain benchmarks and will only be accepted by the customer once those benchmarks have been met. An allowance for doubtful accounts is maintained for collection issues related to accounts receivable. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, customers' access to capital, customers' willingness to pay, general economic conditions and the ongoing relationships with customers.

Surety market conditions are currently difficult as a result of significant losses incurred by many sureties in recent periods, both in the construction industry as well as in certain large corporate bankruptcies. As a result, less bonding capacity is available in the market and terms have become more restrictive. Further, under standard terms in the surety market, sureties issue bonds on a project by project basis, and can decline to issue bonds at any time. Historically, approximately one third of Xcelecom’s construction-related business has required bonds. While Xcelecom has enjoyed a longstanding relationship with its surety, current market conditions, as well as changes in the surety’s assessment of Xcelecom’s operating and financial risk, could cause the surety to decline to issue bonds for future projects. If that were to occur, Xcelecom could do more business that does not require bonds, post other forms of collateral for project performance such as letters of credit or cash, and seek bonding capacity from other sureties. There can be no assurance that such alternatives could be easily achieved. Accordingly, if Xcelecom were to experience an interruption in the availability of bonding capacity, its operating results could be adversely impacted.

Xcelecom’s profitability is primarily driven by labor costs. The ability to perform contracts at acceptable margins depends on the ability to deliver substantial labor productivity. There can be no assurance that productivity will continue at acceptable levels for a particular period of time. Any loss of productivity could adversely affect the margins on existing contracts or the ability to obtain new contracts.

Historically, a significant amount of Xcelecom's growth has come through acquisitions. From July of 1999 to Xcelecom's last significant acquisition in April of 2002, Xcelecom made 12 acquisitions. Xcelecom currently does not intend to grow materially through acquisitions in the foreseeable future; however, it will continually evaluate acquisition prospects to complement and expand its existing business platforms. The timing, size or success of any acquisition effort and the associated potential capital commitments cannot be predicted. Each acquisition involves a number of risks. These risks include the diversion of management's attention from existing businesses to integrating the operations and personnel of the acquired business; possible adverse effects on operating results during the integration process; and possible inability to achieve the intended objectives of the combination. If future acquisitions do not perform as expected, Xcelecom may be required to write-off some or all of the value of any goodwill and intangible assets associated with the acquisitions. Financial results may also be impacted by the degree of integration of acquisitions, including the ability to achieve synergies over the network of subsidiaries. Xcelecom's revenue growth over the past several years has been generated principally through acquisitions. In December 2004, Xcelecom acquired Datanet Services, Inc. (DSI) in North Carolina. This relatively small acquisition complements Xcelecom’s existing operations in North Carolina and provides the opportunity to expand both service offerings and the geographical area served. The acquisition of DSI is expected to add approximately $22 million in revenues in 2005.

The loss of key personnel or the inability to hire and retain qualified employees could have an adverse effect on Xcelecom’s business, financial condition and results of operations. Xcelecom’s operations depend on the continued efforts of current and future executive officers, senior management and management personnel at the companies Xcelecom has acquired. Xcelecom has taken certain steps to mitigate the risk of loss of key personnel of acquired companies, including the use of earn-out payments, promissory notes, and covenant not to compete agreements. There is no guarantee that any member of management of Xcelecom or any of its subsidiaries will continue in their capacity for any particular period of time.

The computer technology industry in general has continued to see an improving business environment in the United States. Xcelecom sales in its computer network systems integration line of business can be dependent on demand for specific technology categories offered through particular vendor partners, and any change in demand for, or supply of, such technology or change in relationships with such partners could have a material adverse effect on Xcelecom’s sales if it fails to react in a timely manner to such changes or manage such relationships. One crucial measure of performance, gross profit as a percentage of net sales, can fluctuate due to numerous factors, including changes in prices from suppliers, reductions in the amount of supplier reimbursements that are made available, changes in customer mix, the relative mix of products sold during the period, general competitive conditions, the availability of opportunistic purchases and opportunities to increase market share. In addition, expense levels, including the costs and salaries incurred in connection with the hiring of sales and technical services personnel, are based, in part, on anticipated sales. Therefore, Xcelecom may not be able to reduce spending in a timely manner to compensate for any unexpected sales or margin shortfalls.

As a result of the factors mentioned above, comparisons of Xcelecom’s quarterly financial results should not be relied upon as an indication of future performance.

Cost Drivers

As a service business, Xcelecom’s cost structure is highly variable. Primary costs include labor, materials and insurance. Approximately 48.9% of costs are derived from labor and related expenses. For the three months ended March 31, 2005 and 2004, labor-related expenses totaled $45.4 million and $35.7 million, respectively.

Approximately 41.9% of Xcelecom’s costs incurred are for materials installed on projects and equipment and other products sold to customers. This component of the expense structure is variable based on the demand for services. Costs are generally incurred for materials once work begins on a project or a customer order is received. Materials are ordered when needed, shipped directly to the jobsite or customer facility, and installed within 30 days. Materials consist of commodity-based items such as conduit, pipe, data cabling, wire and fuses as well as specialty items such as fixtures, switchgear, switches and routers, servers and control panels. For the three months ended March 31, 2005 and 2004, material and equipment expenses totaled $33.2 million and $22.3 million, respectively.

Regulations

Xcelecom’s operations are subject to various federal, state and local laws and regulations, including:

- licensing requirements applicable to electricians, steamfitters and plumbers;
- building, mechanical and electrical codes;
- regulations relating to consumer protection, including those governing residential service agreements; and
- regulations relating to worker safety and protection of the environment.

Xcelecom believes it has all licenses required to conduct operations and is in substantial compliance with applicable regulatory requirements. Failure to comply with applicable regulations could result in substantial fines or revocation of operating licenses or an inability to perform government work. Many state and local regulations governing electricians, steamfitters and plumbers require permits and licenses to be held by individuals. In some cases, a required permit or license held by a single individual may be sufficient to authorize specified activities for all employees who work in the state or county that issued the permit or license. It is Xcelecom’s policy to ensure that, where possible, any permits or licenses that may be material to its operations in a particular geographic area are held by multiple Xcelecom employees within that area.

Risk Management and Insurance

The primary risks in Xcelecom’s operations include health, bodily injury, property damage, and injured workers compensation. Xcelecom is insured for workers compensation, automobile liability, general liability and employee-related health care claims, subject to large deductibles. A general liability program provides coverage for bodily injury and property damage neither expected nor intended. Losses up to the deductible amounts are accrued based upon our estimates of the liability for claims incurred and an estimate of claims incurred but not reported. The accruals are derived from actuarial studies, known facts, historical trends and industry averages. Xcelecom believes such accruals to be adequate. However, insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of liability in proportion to other parties, the number of claims incurred but not reported and the effectiveness of Xcelecom’s safety programs. Therefore, if actual experience differs from the assumptions used in the actuarial valuation, adjustments to the reserve may be required and would be recorded in the period that the experience becomes known.

United Capital Investments, Inc.

UCI has a 25% interest in Cross-Sound Cable Company, LLC (Cross-Sound), which owns and operates a 330-megawatt transmission line (cable) connecting Connecticut and Long Island under the Long Island Sound.

In June 2004, Cross-Sound achieved commercial operation of the cable by means of a settlement agreement that was executed by Cross-Sound, the Connecticut Department of Environmental Protection (CDEP), the DPUC, Long Island Power Authority, Long Island Lighting Company d/b/a LIPA (LILCO/LIPA), and Northeast Utilities Service Company, as agent for The Connecticut Light and Power Company (CL&P). Continuation of commercial operation is contingent upon the satisfaction of certain conditions in the settlement agreement which include: (1) Cross-Sound coming into compliance with permit conditions as directed by the CDEP; (2) LILCO/LIPA and CL&P reaching an agreement by October 1, 2004 for the replacement of an existing transmission line (the “1385 line” which is otherwise unrelated to the Cross-Sound cable) and implementing such replacement on a schedule approved by the CDEP; and (3) Cross-Sound, CL&P and LILCO/LIPA committing a collective amount of $6 million, of which Cross-Sound’s commitment is $2 million, to a research and restoration fund for the Long Island Sound to be administered jointly by the States of New York and Connecticut.

Cross-Sound has satisfied the provisions of the settlement agreement for which it is responsible. Specifically, the remediation work required in the federal navigation channel in New Haven Harbor to bring the Cross-Sound cable into compliance with the permit conditions set forth by the CDEP was completed in January 2005. The remediation required consisted of achieving the originally required burial depth in those areas deemed as “soft spots,” meaning the obstructions which originally prevented achievement of such depth could generally be removed without the use of destructive techniques such as blasting. The cost of this remediation amounted to $4 million. The Cross-Sound cable was brought off-line for approximately 12 hours each day during the remediation activities. The permit conditions did not require the original burial depth to be achieved in the area where rock ledge obstruction prevented meeting the original burial depth until such time that the United States Army Corp of Engineers is authorized to deepen the federal navigation channel in the New Haven Harbor. During the third quarter of 2004, CL&P and LILCO/LIPA reached the necessary agreements, as required by the settlement agreement, for the replacement of the existing 1385 line. Such agreements included a schedule for implementation, which has been approved by the CDEP. Implementation of this replacement plan, which is not within Cross-Sound’s control, is now the final step to satisfy the provisions of the settlement agreement. In late September 2004, Cross-Sound funded its $2 million commitment to the research and restoration fund for the Long Island Sound, as required by the settlement agreement. CL&P and LILCO/LIPA have also funded their commitments of $2 million each.

UCI’s 25% share of the actual project cost for the Cross-Sound cable was $34.3 million as of March 31, 2005. UCI has provided an equity contribution of $10 million to Cross-Sound and UIL Holdings loaned $25.1 million, including capitalized interest, to Cross-Sound. With the completion of all provisions of the settlement agreement for which Cross-Sound is responsible, the loan from UIL Holdings may be refinanced with external project financing. In addition, two guarantees have been provided by UIL Holdings and UCI totaling $3.8 million, in support of Hydro-Quebec’s guarantees to third parties in connection with the construction of the project (see “Notes to Consolidated Financial Statements - Note (J), Commitments and Contingencies - Cross-Sound Cable Company, LLC,” for further discussion of these guarantees). UCI will be responsible for 25% of any additional capital needs of the project.

Following execution of the settlement agreement, the existing contract Cross-Sound has with the Long Island Power Authority for the entire capacity of the transmission line has been amended to increase the overall term of the agreement from 20 years to 28 years by means of adding an initial three-year period at the current reduced rates, and an additional five years to the end of the contract term, at full rates. This amendment was formally approved by the New York State Comptroller in the first quarter of 2005.

UCI also has passive, minority equity positions in several venture funds. UCI viewed these investments as an opportunity to earn reasonable returns and promote local economic development. In March 2005, UCI funded $0.2 million to the Ironwood Mezzanine Fund (formerly the Ironbridge Mezzanine Fund). There has been no material change since December 31, 2004 in the carrying value of UCI’s investments in venture funds.

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

The majority owner of BE has filed with the FERC an application for “Reliability Must Run” (RMR) status, which, if approved, could significantly increase BE’s revenues in 2005. UBE agrees with the majority owner that RMR would be beneficial to BE, but objected to the application because certain aspects of proposed related transactions between the majority owner and its affiliates, including DETM, are not in the best interests of BE. Therefore, in the first quarter of 2005, UBE notified the majority owner that it will pursue its contractual rights to sell its 33 1/3% interest to the majority owner at fair market value. The majority owner has responded to UBE’s notice, asserting that the contractual preconditions for such a sale have not been met. UBE and the majority owner have commenced a dispute resolution process to resolve this disagreement over the sale rights, and hearings before an arbitrator commenced on April 29, 2005. The arbitrator is expected to issue a decision within 30 days after conclusion of the hearing. On April 20, 2005, the FERC responded to the RMR application by issuing a deficiency letter in which it requested an effective date for the RMR proposal and asked whether, under BE’s governance procedures, BE has been authorized to proceed with the application. The deadline for responding to the deficiency letter is May 20, 2005.

Although routine maintenance is performed on the plant on a regular basis, in March 2005 the plant was brought offline for the first phase of a major scheduled overhaul which was completed on April 2, 2005. The second phase is expected to be completed in the fall of 2005. As a result of the outage, BE will require additional capital from its owners to cover 2005 costs associated with this overhaul. UBE provided a capital contribution of $2 million in February 2005. Based on current projections, UBE’s additional capital requirement is expected to be approximately $2 million. UBE and the majority owner plan to fund the additional capital requirements either through further capital contributions or through a secured loan to the plant on market terms.

The ICAP market is designed to offer an incentive to maintain availability of adequate generating capacity. BE receives ICAP revenues from energy marketers based on the plant’s installed capacity. The plant began initial operation with a multi-year contract for ICAP. Since the contract ended in 2002, BE has only been able to sell its ICAP in the forward month market at a much lower price, reducing ICAP revenues by approximately 75% to 85%. The FERC has directed ISO-NE to develop a Locational ICAP Market, with the intent to provide higher capacity payments to generators within designated congestion areas. The FERC has delayed the decision on Locational ICAP until June 2005 to allow more time to study the issue, with any decision expected to become effective in January 2006. The full impact of Locational ICAP is not known at this time.

Results at UBE continue to be hampered by high natural gas prices that drive down both margins and sales volumes at BE, as well as the absence of a viable capacity market to provide incentive for generating plants to remain available. Although natural gas prices have remained at elevated levels in recent years, DOE Annual Energy Outlook projections show improving conditions in the future. In addition, RMR status and Locational ICAP are expected to provide compensation to the plant for its availability. Based on these projections, no conditions were noted to give rise to an impairment with respect to the current $74.4 million carrying value of UBE’s investment in BE. UBE will continue to monitor its investment in BE for recoverability, as changes in the projections considered could have a negative impact on the carrying value of the investment in the future.

As the majority owner of BE, Duke Energy’s affiliate is responsible for the daily operations and administration of the plant, including all accounting and financial reporting functions of BE. As a minority interest owner, UBE relies on the financial reports provided by BE to record its appropriate share of income or losses of BE. During 2004, results at BE were negatively impacted by a number of accounting adjustments related to prior years. The completion of the annual independent audit of BE’s 2003 and 2004 financial statements is still pending, and there could be additional adjustments as a result of the audit. UBE conducted an audit of BE during 2004 and is discussing its findings with the majority owner and DETM. Resolution of these issues is expected in 2005 and could potentially have a favorable impact on the results of operations of UBE and may reduce the amount of capital required from UBE in 2005.

LIQUIDITY AND CAPITAL RESOURCES

UIL Holdings generates its capital resources primarily through operations. At March 31, 2005, UIL Holdings had $26.5 million of unrestricted cash and temporary cash investments. This represents a decrease of $13.7 million from the corresponding balance at December 31, 2004. The components of this decrease, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

(In Millions)

Balance, December 31, 2004	$40.2

Net cash provided by operating activities of continuing operations	4.0

Net cash (used in) investing activities of continuing operations:
- Non-utility minority interest investments	(2.2)
- Cash invested in plant	(9.1)
- Deferred payments in prior acquisitions	(1.8)
- Loan to Cross-Sound Cable Project	(0.3)
(13.4)

Net cash provided by (used in) financing activities of continuing operations:
- Financing activities, excluding dividend payments	6.1
- Dividend payments	(10.4)
(4.3)

Net Change in Cash	(13.7)

Balance, March 31, 2005	$26.5

The unrestricted cash position of UIL Holdings decreased by $13.7 million from December 31, 2004 to March 31, 2005, as cash provided by operations and net proceeds from short-term borrowings was supplemented by existing cash on hand to cover a variety of investing and financing activities. Cash used in investing activities during the first quarter of 2005 consisted primarily of capital expenditures of $9.1 million, mainly by UI. In addition, a $2 million contribution was made to BE, which represented UBE’s share of additional capital required by the plant to cover costs associated with an outage related to the first phase of a scheduled major overhaul. First quarter 2005 investing activities also included $1.8 million of deferred non-compete and earn-out provision payments related to prior Xcelecom acquisitions. Financing activities during the first quarter of 2005 included the quarterly dividend payment on UIL Holdings common stock totaling $10.4 million and a $4.3 million principal payment on UIL Holdings’ long-term debt.

The following table presents a summary of the amounts available under these credit facilities as of March 31, 2005:
	UIL Holdings	Xcelecom
	(in millions)

Credit lines available	$100	$30
Less: Credit line advances outstanding	16	3
Less: Credit facility supporting standby letters of credit	-	6
Less: Credit facility supporting capital equipment funding	-	1
Available Credit	$84	$20

All capital requirements that exceed available cash will have to be provided by external financing. Although there is no commitment to provide such financing from any source of funds, other than the short-term credit facilities discussed above, future external financing needs are expected to be satisfied by the issuance of additional short-term and long-term debt. The continued availability of these methods of financing will be dependent on many factors, including conditions in the securities markets, economic conditions, and future income and cash flow. See Part I, Item 1, “Financial Statements - Notes to Consolidated Financial Statements - Note (B), Capitalization and Note (D), Short-Term Credit Arrangements” of this Form 10-Q and UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2004 for a discussion of UIL Holdings’ financing arrangements.

There have been no material changes in UIL Holdings’ 2005 capital resource projections from those reported in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Contractual and Contingent Obligations

At March 31, 2005 there was no material change in contractual and contingent obligations of UIL Holdings and its subsidiaries from those reported in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

CRITICAL ACCOUNTING POLICIES

UIL Holdings’ Consolidated Financial Statements are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. UIL Holdings believes that investors need to be aware of these policies and how they impact UIL Holdings’ financial reporting to gain a more complete understanding of UIL Holdings’ Consolidated Financial Statements as a whole, as well as management’s related discussion and analysis presented herein. While UIL Holdings believes that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2004 are those that depend most heavily on these judgments and estimates. At March 31, 2005, there have been no material changes to any of the Critical Accounting Policies described therein.

OFF-BALANCE SHEET ARRANGEMENTS

UIL Holdings and its subsidiaries occasionally enter into guarantee contracts in the ordinary course of business. At the time a guarantee is provided, an analysis is performed to assess the expected financial impact, if any, based on the likelihood of certain events occurring that would require UIL Holdings to perform under such guarantee. Subsequent analysis is performed on a periodic basis to assess the impact of any changes in events or circumstances. If such an analysis results in an amount that is inconsequential, no liability is recorded on the balance sheet related to the guarantee. As of March 31, 2005, UIL Holdings had certain guarantee contracts outstanding for which no liability has been recorded in the Consolidated Financial Statements (see Part I, Item 1, “Financial Statements - Notes

 to Consolidated Financial Statements - Note (J), Commitments and Contingencies,” of this Form 10-Q for further discussion of such guarantees).

NEW ACCOUNTING STANDARDS

UIL Holdings reviews new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have. As of the filing of this Quarterly Report on Form 10-Q, there were no new accounting standards issued that were projected to have a material impact on UIL Holdings’ consolidated financial position, results of operations or liquidity. Refer to Part I, Item 1, “Financial Statements - Notes to Consolidated Financial Statements - Note (A), Statement of Accounting Policies - New Accounting Standards,” for further discussion regarding new accounting standards.

RESULTS OF OPERATIONS

First Quarter 2005 vs. First Quarter 2004

UIL Holdings Corporation Results of Operations: First Quarter 2005 vs. First Quarter 2004

UIL Holdings’ earnings from continuing operations for the first quarter of 2005 decreased by $2.5 million, or $0.18 per share, compared to the first quarter of 2004. Net income from discontinued operations decreased by $1.4 million, or $0.10 per share, in the first quarter of 2005 from the first quarter 2004. Total earnings for the first quarter of 2005, including discontinued operations, decreased by $3.9 million, or $0.28 per share, from the same period of 2004.

The decrease in earnings from continuing operations was mainly due to the absence of 2004 non-recurring gains at UI related to a change in accounting estimate adjustment to unbilled revenues, a DPUC decision allowing partial recovery of increased pension and post-retirement benefit expense, and the impact of final decisions by the DPUC regarding the disposition of proceeds from UI’s investment in nuclear generating facilities. In addition, first quarter 2005 results at UBE were impacted by a scheduled maintenance-related plant outage.

The table below represents a comparison of UIL Holdings’ Net Income and Earnings per Share (EPS) for the first quarter of 2005 and the first quarter of 2004.

	Quarter Ended March 31, 2005	Quarter Ended March 31, 2004	2005 more (less) than 2004
			Amount	Percent
Net Income (In Millions except Percents and Per Share Amounts)
UI	$7.8	$9.6	$(1.8)	(19)%
Non-Utility	(4.6)	(3.9)	(0.7)	(18)%
Total Net Income from Continuing Operations	$3.2	$5.7	(2.5)	(44)%
Discontinued Operations	-	1.4	(1.4)	(100)%
Total Net Income	$3.2	$7.1	(3.9)	(55)%

EPS
UI	$0.54	$0.67	(0.13)	(19)%
Non-Utility	(0.32)	(0.27)	(0.05)	(19)%
Total EPS from Continuing Operations - Basic	$0.22	$0.40	(0.18)	(45)%
Discontinued Operations	-	0.10	(0.10)	(100)%
Total EPS - Basic	$0.22	$0.50	$(0.28)	(56)%
Total EPS - Diluted (Note A)	$0.22	$0.49	$(0.27)	(55)%

Note A:  Reflecting the effect of dilutive stock options, performance shares and restricted stock. Dilutive securities did not dilute earnings from continuing operations for the three months ended March 31, 2005. Dilutive securities diluted the earnings from continuing operations by $0.01 per share for the three months ended March 31, 2004, but did not dilute the earnings from discontinued operations for the same period of 2004.

The following table presents a line-by-line breakdown of revenue and expenses from UIL Holdings’ Consolidated Statement of Income by subsidiary, including comparisons between the first quarter of 2005 and the first quarter of 2004. Significant variances are explained in the discussion and analysis of individual subsidiary results that follow.

	Quarter Ended	Quarter Ended	2005 more (less)
(In Millions)	Mar. 31, 2005	Mar. 31, 2004	than 2004
Operating Revenues
UI from operations	$186.9	$181.8	$5.1
Xcelecom	91.6	67.6	24.0
Total Operating Revenues	$278.5	$249.4	$29.1

Fuel and energy expenses - UI	$95.2	$87.9	$7.3

Operation and maintenance expenses
UI	$47.0	$48.4	$(1.4)
Xcelecom	91.0	66.9	24.1
Minority Interest Investment & Other (1)	1.5	1.4	0.1
Total operation and maintenance expenses	$139.5	$116.7	$22.8

Depreciation and amortization expenses
UI	$7.5	$7.5	$-
Xcelecom	0.9	0.9	-
Subtotal depreciation	8.4	8.4	-
Amortization of regulatory assets (UI)	9.8	8.8	1.0
Amortization Xcelecom	0.2	0.3	(0.1)
Total depreciation and amortization expenses	$18.4	$17.5	$0.9

Taxes - other than income taxes
UI - State gross earnings tax	$5.9	$6.0	$(0.1)
UI - other	4.3	4.0	0.3
Xcelecom	0.7	0.7	-
Total taxes - other than income taxes	$10.9	$10.7	$0.2

	Quarter Ended	Quarter Ended	2005 more (less)
(In Millions)	Mar. 31, 2005	Mar. 31, 2004	than 2004
Other Income (Deductions)
UI	$2.1	$3.6	$(1.5)
Xcelecom	0.3	0.3	-
Minority Interest Investment & Other (1)	0.3	0.4	(0.1)
Total Other Income (Deductions)	$2.7	$4.3	$(1.6)

Interest Charges
UI	$3.9	$4.1	$(0.2)
UI - Amortization: debt expense, redemption premiums	0.3	0.3	-
Xcelecom	0.3	0.1	0.2
Minority Interest Investment & Other (1)	1.5	1.7	(0.2)
Total Interest Charges	$6.0	$6.2	$(0.2)

Income Taxes
UI	$7.4	$8.9	$(1.5)
Xcelecom	(0.5)	(0.4)	(0.1)
Minority Interest Investment & Other (1)	(2.6)	(2.4)	(0.2)
Total Income Taxes	$4.3	$6.1	$(1.8)

Income (Losses) from Equity Investment
UI	$0.1	$0.1	$-
Minority Interest Investment (2)	(3.8)	(3.0)	(0.8)
Total Income (Losses) from Equity Investment	$(3.7)	$(2.9)	$(0.8)

Net Income
UI	$7.8	$9.6	$(1.8)
Xcelecom	(0.7)	(0.6)	(0.1)
Minority Interest Investment & Other (1) (2)	(3.9)	(3.3)	(0.6)
Subtotal Net Income from Continuing Operations	3.2	5.7	(2.5)
Discontinued Operations	-	1.4	(1.4)
Total Net Income	$3.2	$7.1	$(3.9)
(1)
The category "Minority Interest Investment and Other" includes amounts recognized at the non-utility businesses in relation to their minority interest investments, as well as unallocated holding company costs.

(2)	Includes income (losses) recognized at the non-utility businesses in relation to their minority interest investments.

The United Illuminating Company Results of Operations: First Quarter of 2005 vs. First Quarter of 2004

	Quarter Ended March 31, 2005	Quarter Ended March 31, 2004	2005 more (less) than 2004
			Amount	Percent
EPS from operations
Total UI - basic	$0.54	$0.67	$(0.13)	(19)%
Total UI - diluted (Note A)	$0.54	$0.67	$(0.13)	(19)%
Retail Sales*	1,474	1,523	(49)	(3)%
Unbilled Adjustment* (Note B)	-	(46)	46	3%
Leap Year Adjustment* (Note C)	-	(16)	16	1%
Weather Impact* (Note D)	(3)	(18)	15	1%
Retail Sales - Normalized*	1,471	1,443	28	2%
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

UI’s net income was $7.8 million, or $0.54 per share, in the first quarter of 2005, compared to $9.6 million, or $0.67 per share, in the first quarter of 2004. The decrease from the first quarter of 2004 was mainly attributable to the absence of $0.13 per share of non-recurring gains associated with a change in accounting estimate adjustment to unbilled revenues ($0.07 per share), a DPUC decision allowing partial recovery of increased pension and post-retirement benefits expenses for a portion of 2004 ($0.03 per share), and the impact of final decisions by the DPUC regarding the disposition of proceeds from UI’s investment in nuclear generating facilities ($0.03 per share).

Overall, UI’s revenue increased by $5.1 million, from $181.8 million in the first quarter of 2004 to $186.9 million in the first quarter of 2005. Retail revenue increased $9.1 million due mainly to the impact of an average 7.9% price increase effective January 1, 2005 resulting from various DPUC decisions (see “Major Influences - The United Illuminating Company - Legislation & Regulation,” for further discussion). The price increase allowed UI to collect certain Federally Mandated Congestion Cost charges from customers to offset higher costs of procuring energy (see fuel and energy expense discussion below). The effect of the price increase was partially offset by an overall decrease in kilowatt-hour volume. Of the 49 million kilowatt-hour decrease in volume in the quarter, compared to the first quarter of 2004, approximately 3%, or 46 million kilowatt-hours, of this decrease was attributable to a non-recurring adjustment associated with a change in accounting estimate to unbilled revenue. Milder weather in the first quarter of 2005, as compared to the first quarter of 2004, reduced kilowatt-hour volume by 1%. Wholesale revenue decreased by $0.8 million, as compared to the first quarter of 2004, due to lower volume. Other revenue decreased $3.2 million primarily due to the reclassification from retail to other revenue representing net activity increasing the GSC “working capital allowance,” established in a DPUC decision, for the quarter.

Retail fuel and energy expense increased by $7.3 million, from $87.9 million in the first quarter of 2004, to $95.2 million in the first quarter of 2005. The increase was primarily due to increased costs of transitional standard offer service supply as well as UI’s portion of costs related to RMR agreements between ISO-NE and NRG. UI receives electricity to satisfy its transitional standard offer retail customer service requirements through a fixed-price purchased power agreement. These costs are recovered through the GSC portion of UI’s unbundled retail customer rates. UI’s wholesale energy expense in the first quarter of 2005 decreased by $1.6 million compared to the same period of 2004, mainly due to lower volume as a result of a scheduled and unscheduled outage in 2005.

UI’s operation and maintenance (O&M) expenses decreased by $1.4 million, from $48.4 million in the first quarter of 2004 to $47 million in the first quarter of 2005. The decrease was attributable to a variety of factors including decreases in bad debt expenses and C&LM program costs partially offset by increases in decommissioning expenses. Changes to the C&LM program costs and decommissioning expenses do not impact net income, as they are offset by revenues and amortization expense, respectively.

Amortization of regulatory assets increased by $1 million, from $8.8 million in the first quarter of 2004 to $9.8 million in the first quarter of 2005. The primary reason for the increase was due to CTA amortization. UI accrues or defers additional amortization to achieve the authorized return on equity of 10.45% on unamortized CTA rate base.

Other income decreased by $1.5 million in the first quarter of 2005, compared to the first quarter of 2004, mainly due to the absence of a reduction of reserves associated with UI’s investment in Seabrook Station resulting from a March 2004 DPUC decision.

Non-Utility Results of Operations: First Quarter 2005 vs. First Quarter 2004

	Quarter Ended March 31, 2005	Quarter Ended March 31, 2004	2005 more (less) than 2004
			Amount	Percent
EPS
Operating Business
Xcelecom	$(0.05)	$(0.04)	$(0.01)	(25)%

Minority Interest Investments
UBE	(0.19)	(0.11)	(0.08)	(73)%
UCI	0.01	(0.01)	0.02	200%
Subtotal Minority Interest Investments	(0.18)	(0.12)	(0.06)	(50)%

UIL Corporate (Note A)	(0.09)	(0.11)	0.02	18%

Total Non-Utility EPS from Continuing Operations	(0.32)	(0.27)	(0.05)	(19)%
Discontinued Operations	-	0.10	(0.10)	(100)%
Total Non-Utility EPS - Basic	$(0.32)	$(0.17)	$(0.15)	(88)%
Total Non-Utility EPS - Diluted (Note B)	$(0.32)	$(0.18)	$(0.14)	(78)%

Note A:	Includes interest charges and strategic and administrative costs of the non-utility holding company.
Note B:
Reflecting the effect of dilutive stock options, performance shares and restricted stock. Dilutive securities did not dilute earnings from continuing operations for the three months ended March 31, 2005. Dilutive securities diluted the earnings from continuing operations by $0.01 per share for the three months ended March 31, 2004, but did not dilute the earnings from discontinued operations for the same period of 2004.

The consolidated non-utility businesses reported a loss from continuing operations, including unallocated holding company costs, of $4.6 million, or $0.32 per share, in the first quarter of 2005, an increased loss of $0.7 million, or $0.05 per share, compared to the same period of 2004. The increased loss was mainly attributed to results at UBE which were impacted by a scheduled maintenance-related plant outage. Net income from discontinued operations for the first quarter of 2004 amounted to $1.4 million, or $0.10 per share.

Operating revenue for the non-utility businesses increased by $24 million, or 35% compared to the first quarter of 2004. The entire increase in revenues came from Xcelecom. First quarter 2005 operating expenses for the non-utility businesses increased $24.2 million, mainly from higher expenses at Xcelecom due to the increase in business. Losses from Equity investments increased by $0.8 million compared to the first quarter 2004 mainly due to the costs of a planned outage at UBE’s investment that occurred in March and continued into April 2005.

The following is a detailed explanation of the quarterly variances for each of UIL Holdings’ non-utility businesses.

Non-Utility Businesses

Xcelecom, Inc.

Xcelecom lost $0.7 million, or $0.05 per share, in the first quarter of 2005, compared to a loss of $0.6 million, or $0.04 per share in the first quarter of 2004. Although overall revenues at Xcelecom increased by approximately $24 million as compared to the first quarter of 2004, the profitability realized on 2005 revenues was lower due to customer and project mix, and a lower proportion of service and smaller project revenues. Increases in selling and administrative costs in the first quarter of 2005 were primarily driven by the impacts of an acquisition made in 2004, along with hiring of additional personnel in the systems integration businesses to meet the needs of certain large projects. These overhead cost increases fully offset the positive impact of higher sales volume in the quarter.

Xcelecom’s backlog of work to be completed as of March 31, 2005 amounted to $186 million, an increase of $15 million, or 9%, from the same period of 2004. The overall expected profitability related to the March 31, 2005 backlog is slightly higher, in percentage terms, than the expected profitability percentage carried in the March 31, 2004 backlog balance. There has been a shift in the composition of backlog from time to time, based on market demand and economic trends in Xcelecom’s geographic markets. At March 31, 2005, the backlog of work was predominantly for education and commercial projects. On a project size basis, 19% of the backlog is attributable to projects with values of $0.5 million or less, 78% is attributable to projects with values between $0.5 million and $5 million, and 3% is attributable to projects with values in excess of $5 million. On a regional basis, 72% of this backlog is attributable to the Northeast, with the remaining 28% attributable to the mid-Atlantic and Southeast regions.

Minority Interest Investments

United Bridgeport Energy, Inc.

UBE owns a 33 1/3% interest in Bridgeport Energy, LLC (BE). UBE lost $2.7 million, or $0.19 per share, in the first quarter of 2005, compared to a loss of $1.6 million, or $0.11 per share in the first quarter of 2004. First quarter 2005 results were approximately $0.12 per share lower than the same period of 2004 due to the costs of a planned outage that occurred in March and continued into April 2005. Excluding the impact of the outage, first quarter 2005 results were $0.04 per share better than the first quarter of 2004 due to higher revenues at the plant. In general, lower energy prices, high natural gas prices and the absence of a viable capacity market to provide incentive for generating plants to remain available, continue to negatively impact results. BE’s first quarter 2005 results were also impacted by legal fees associated with resolving a dispute between UBE and the majority owner of BE regarding UBE’s contractual rights to sell its 33 1/3% interest in BE to the majority owner at fair market value, which reduced earnings by approximately $0.02 per share.

United Capital Investments, Inc.

UCI earned $0.1 million, or $0.01 per share, in the first quarter of 2005, compared to a loss of $0.1 million, or $0.01 per share in the first quarter of 2004. The improvement from the prior year was due to increased income from Cross-Sound of $0.01 per share and better performance from UCI’s passive investments.

UIL Corporate

UIL Holdings retains certain costs at the holding company, or “corporate” level which are not allocated to the various non-utility subsidiaries. UIL Corporate incurred unallocated after-tax costs of $1.3 million, or $0.09 per share in the first quarter of 2005, compared to unallocated after-tax costs of $1.6 million, or $0.11 per share in the same quarter of 2004. The improvement from the first quarter of 2004 was mainly due to lower interest and administrative costs. Unallocated costs at UIL Corporate were partially offset by after-tax interest income earned on the loan to Cross-Sound totaling $0.2 million, or $0.01 per share, and $0.1 million, or $0.01 per share, for the first quarter of 2005 and 2004, respectively.

  Discontinued Operations

On June 22, 2004, UIL completed the sale of APS to CheckFree, a leading provider of financial electronic commerce services and products, pursuant to the purchase agreement entered into between the parties on December 16, 2003. APS, and its 51% ownership interest in CellCards of Illinois, LLC (CCI) were classified as discontinued operations in the fourth quarter of 2003. On February 13, 2004, CCI was sold to an independent third party for book value, excluding transaction costs.

Net income from discontinued operations amounted to $1.4 million, or $0.10 per share, in the first quarter of 2004. No operations were classified as discontinued during the first quarter of 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

UIL Holdings’ and UI’s primary market risk is the interest rate risk associated with the need to refinance fixed rate debt at maturity and the remarketing of multi-annual tax-exempt bonds. The weighted average remaining fixed rate period of outstanding long-term debt obligations of UIL Holdings and UI is 3.4 years at an average interest rate of 4.3%. Given the term of the fixed rate debt, UIL Holdings believes that it has no material quantitative or qualitative exposure to market risk in the near term. In addition, historically, UI has been able to include its interest costs in revenue requirements for recovery through rates.

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

Item 4. Controls and Procedures.

UIL Holdings maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports to the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to UIL Holdings’ management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, through United Capital Investments, Inc. and United Bridgeport Energy, Inc., UIL Holdings has minority investments in certain other entities. As UIL Holdings does not control or manage these entities, its disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those it maintains with respect to its subsidiaries.

UIL Holdings carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of UIL Holdings’ disclosure controls and procedures as of March 31, 2005. Based on the foregoing, UIL Holdings’ Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective.

There have been no changes in UIL Holdings’ internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect UIL Holdings’ internal control over financial reporting. In connections with the previously announced restructuring of UIL Holdings’ Finance organization, effective March 1, 2005, Richard J. Nicholas assumed the role of Executive Vice President and Chief Financial Officer (CFO) of UIL Holdings, in addition to his current role of Vice President Finance and

CFO of UI, UIL Holdings utility subsidiary. UIL Holdings’ internal control over financial reporting has not changed as a result of this personnel change, but key personnel, such as the CFO, are an integral part of the internal control environment.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From time to time, UIL Holdings issues unregistered shares pursuant to its Non-Employee Director Common Stock and Deferred Compensation Plan. On March 17, 2005, UIL Holdings issued 376 unregistered shares of UIL Holdings’ common stock, which qualified as an exempt private placement transaction pursuant to Section 4 (2) of the Securities Act of 1933, to a director of UIL Holdings to satisfy the provisions of a deferred compensation arrangement. The shares issued were obtained by UIL Holdings through open market transactions, as noted in the table below.

Period	Total Number of Shares Purchased*	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
January	-	-	None	None
February	-	-	None	None
March	376	$50.89	None	None
Total	376	$50.89	None	None
*All shares were purchased in open market transactions by UIL Holdings’ to satisfy the provisions of a deferred compensation arrangement with a director of UIL Holdings. The effects of this transaction did not change the number of outstanding shares of UIL Holdings common stock.

Item 5. Other Information

On May 3, 2005, The United Illuminating Company (UI) and Local 470-1, Utility Workers Union of America, AFL-CIO executed a six-year agreement effective April 1, 2005, which expires on May 15, 2011. The material terms of the agreement provide for general annual wage increases for all members of the bargaining unit as follows: a 3.50% general increase effective April 1, 2005, a 3.75% general increase effective each April 1 of 2006 through 2008, and a 3.50% general increase effective each April 1 of 2009 and 2010. The agreement also provides a no-layoff guarantee (1) for all current employees who are members of the bargaining unit through May 15, 2006, (2) effective May 15, 2006 through the remaining term of the agreement for all employees who are members of the bargaining unit hired prior to May 15, 2003, and (3) effective May 15, 2010 through the remaining term of the contract for all employees who are members of the bargaining unit hired prior to May 15, 2004. The agreement also calls for continuation of the current core health insurance plan through December 31, 2005, with a switch to a new core plan effective January 1, 2006. Cost-sharing related to health insurance premiums for members of the bargaining unit will remain at 13% through December 31, 2007 and then increase to 13.5% for 2008, 15% for 2009, 15.75% for 2010 and 16.5% for 2011. In addition, the agreement provides for changes to the retirement and post-retirement medical benefits that will be offered to members hired into the bargaining unit on or after April 1, 2005 (see Part I, Item 1, “Financial Statements - Notes to Consolidated Financial Statements - Note (G), Pension and Other Benefits” of this Form 10-Q for further discussion of the new retirement plan). The information provided herein under Item 5. “Other Information” is being provided in lieu of a current filing on Form 8-K. A copy of the agreement is attached to this filing on Form 10-Q as exhibit 10.29.

Item 6. Exhibits

(a) Exhibits.

Exhibit Table Item Number	Exhibit Number	Description

(10)	10.29	Copy of Agreement, dated May 3, 2005, between The United Illuminating Company and Local 470-1, Utility Workers Union of America, AFL-CIO.
(31)	31.1	Certification of Periodic Financial Report.
(31)	31.2	Certification of Periodic Financial Report.
(32)	32	Certification of Periodic Financial Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UIL HOLDINGS CORPORATION

Date 05/05/2005	/s/ Richard J. Nicholas
Richard J. Nicholas
Executive Vice President
and Chief Financial Officer