Form 10-Q
period 2005-08-09
UIL HOLDINGS CORP
filed 2005-08-09
CIK 1082510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission file number 1-15052

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

Yes ☒ No  ☐

The number of shares outstanding of the issuer’s only class of common stock, as of July 29, 2005, was 14,698,841.

 INDEX

Part I. FINANCIAL INFORMATION

Part II. OTHER INFORMATION

 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF INCOME
AND
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Thousands except per share amounts)
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Operating Revenues (Note F)
Utility	$185,913	$175,593	$372,829	$357,436
Non-utility businesses	93,974	85,142	185,598	152,726
Total Operating Revenues	279,887	260,735	558,427	510,162
Operating Expenses
Operation
Fuel and energy (Note F)	93,911	81,328	189,078	169,266
Operation and maintenance	149,167	131,127	288,631	247,855
Depreciation and amortization (Note F)	16,538	16,147	34,956	33,637
Taxes - other than income taxes (Note F)	9,939	9,941	20,827	20,686
Total Operating Expenses	269,555	238,543	533,492	471,444
Operating Income From Continuing Operations	10,332	22,192	24,935	38,718

Other Income (Deductions), net (Note F)	4,275	2,612	6,987	6,912

Interest Charges, net
Interest on long-term debt	5,344	4,952	10,424	10,062
Other interest, net (Note F)	516	768	1,065	1,490
	5,860	5,720	11,489	11,552
Amortization of debt expense and redemption premiums	385	377	769	713
Total Interest Charges, net	6,245	6,097	12,258	12,265

Income From Continuing Operations Before Income
Taxes and Equity Earnings	8,362	18,707	19,664	33,365

Income Taxes (Note E)	3,653	7,160	7,995	13,226

Income From Continuing Operations Before Equity Earnings	4,709	11,547	11,669	20,139
Income (Losses) from Equity Investments	(1,350)	(1,181)	(5,082)	(4,081)
Income From Continuing Operations	3,359	10,366	6,587	16,058
Discontinued Operations, Net of Tax (Note O)	-	48,365	-	49,808

Net Income	$3,359	$58,731	$6,587	$65,866

Average Number of Common Shares Outstanding - Basic	14,529	14,359	14,516	14,347
Average Number of Common Shares Outstanding - Diluted	14,631	14,392	14,617	14,386

Earnings Per Share of Common Stock - Basic:
Continuing Operations	$0.23	$0.72	$0.45	$1.12
Discontinued Operations	-	3.37	-	3.47
Net Earnings	$0.23	$4.09	$0.45	$4.59

Earnings Per Share of Common Stock - Diluted:
Continuing Operations	$0.23	$0.72	$0.45	$1.12
Discontinued Operations	-	3.36	-	3.46
Net Earnings	$0.23	$4.08	$0.45	$4.58

Cash Dividends Declared per share of Common Stock	$0.72	$0.72	$1.44	$1.44

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Thousands of Dollars)
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net Income	$3,359	$58,731	$6,587	$65,866
Other comprehensive income (loss), net of tax:
Minimum pension liability (net of tax deferred benefit of $76)	-	-	-	(517)
Comprehensive Income (Note A)	$3,359	$58,731	$6,587	$65,349

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET

ASSETS
(Thousands of Dollars)
(Unaudited)
	June 30,	December 31,
	2005	2004
Current Assets
Unrestricted cash and temporary cash investments	$13,953	$40,165
Restricted cash	421	291
Utility accounts receivable less allowance of $2,600 and $2,600	65,804	62,801
Other accounts receivable less allowance of $1,356 and $1,334	101,032	102,832
Unbilled revenues	51,744	39,750
Materials and supplies, at average cost	5,530	5,421
Deferred income taxes	4,563	4,355
Prepayments	4,335	2,083
Other	232	380
Total Current Assets	247,614	258,078

Investments
Investment in United Bridgeport Energy facility	73,531	76,512
Other	24,313	24,191
Total Investments	97,844	100,703

Property, Plant and Equipment at original cost
In service	806,206	786,369
Less, accumulated depreciation	286,951	274,634
	519,255	511,735
Construction work in progress	51,284	52,117
Net Property, Plant and Equipment	570,539	563,852

Regulatory Assets (future amounts due from customers
through the ratemaking process)
Nuclear plant investments-above market	405,837	416,060
Income taxes due principally to book-tax differences	83,337	85,322
Long-term purchase power contracts-above market	64,021	71,920
Connecticut Yankee	44,044	47,565
Unamortized redemption costs	18,122	18,523
Other	62,367	56,966
Total Regulatory Assets	677,728	696,356

Deferred Charges
Goodwill	73,212	70,496
Unamortized debt issuance expenses	7,933	7,537
Prepaid pension	53,500	49,510
Long-term receivable - Cross-Sound Cable Project	24,661	24,812
Other long-term receivable	16,202	15,991
Other	1,240	273
Total Deferred Charges	176,748	168,619

Total Assets	$1,770,473	$1,787,608

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

 UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET

LIABILITIES AND CAPITALIZATION
(Thousands of Dollars)
(Unaudited)
	June 30,	December 31,
	2005	2004
Current Liabilities
Notes payable	$21,851	$13,462
Current portion of long-term debt	4,286	4,286
Accounts payable	69,246	75,278
Dividends payable	10,497	10,444
Accrued liabilities	61,255	66,147
Deferred revenues - non-utility businesses	19,724	18,821
Interest accrued	4,217	4,153
Taxes accrued	2,579	5,033
Total Current Liabilities	193,655	197,624

Noncurrent Liabilities
Purchase power contract obligation	64,021	71,920
Pension accrued	6,967	6,425
Connecticut Yankee contract obligation	44,044	47,565
Long-term notes payable	2,058	2,587
Other	21,208	18,937
Total Noncurrent Liabilities	138,298	147,434

Deferred Income Taxes (future tax liabilities owed
to taxing authorities)	349,114	345,482

Regulatory Liabilities (future amounts owed to customers
through the ratemaking process)
Accumulated deferred investment tax credits	12,158	12,383
Deferred gains on sale of property	32,055	33,044
Asset removal cost	6,370	7,217
Other	13,658	4,853
Total Regulatory Liabilities	64,241	57,497

Commitments and Contingencies (Note J)

Capitalization (Note B)
Net long-term debt	486,888	491,174
Common Stock Equity
Common Stock	306,922	304,347
Paid-in capital	8,607	6,989
Capital stock expense	(2,170)	(2,170)
Unearned employee stock ownership plan equity	(4,037)	(4,512)
Unearned compensation	(1,069)	(640)
Accumulated other comprehensive loss	(573)	(573)
Retained earnings	230,597	244,956
Net Common Stock Equity	538,277	548,397

Total Capitalization	1,025,165	1,039,571

Total Liabilities and Capitalization	$1,770,473	$1,787,608

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

 UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash Flows From Operating Activities
Net Income	$6,587	$65,866
Adjustments to reconcile net income
to net cash provided by operating activities:
(Income) Loss from discontinued operations, net of tax	-	(49,808)
Depreciation and amortization	24,939	22,965
Purchase power contract amortization (Note F)	10,786	11,386
Purchase power above market fuel expense credit (Note F)	(10,786)	(11,386)
Deferred income taxes	1,647	1,555
Stock-based compensation expense (Note A)	1,506	883
Deferred investment tax credits - net	(225)	(205)
Allowance for funds used during construction	(1,323)	(823)
Undistributed (earnings) losses of minority interest investments	5,082	4,081
Changes in:
Accounts receivable - net	(1,203)	(12,172)
Materials and supplies	(109)	(806)
Prepayments	(2,252)	(3,368)
Accounts payable	(6,032)	28,428
Interest accrued	64	(561)
Taxes accrued	(2,085)	9,388
Other assets	(4,724)	(21,830)
Other liabilities	(5,975)	20,097
Total Adjustments	9,310	(2,176)
Cash provided by Continuing Operations	15,897	63,690
Cash provided by Discontinued Operations	-	3,375
Net Cash provided by Operating Activities	15,897	67,065

Cash Flows from Investing Activities
Loan to Cross-Sound Cable Project	151	(383)
Deferred payments in prior acquisitions	(4,099)	(2,084)
Non-utility minority interest investments	(2,342)	-
Acquisition of Electric System Work Center facility	-	(16,210)
Plant expenditures	(20,663)	(12,005)
Changes in restricted cash	(130)	971
Cash provided by (used in) Continuing Operations	(27,083)	(29,711)
Cash provided by (used in) Discontinued Operations	-	108,163
Net Cash provided by (used in) Investing Activities	(27,083)	78,452

Cash Flows from Financing Activities
Issuances of Common stock	2,002	2,015
Payments on long-term debt	(4,286)	-
Notes payable - short-term, net	8,866	(64,047)
Payments on notes payable - long-term	(735)	(1,308)
Proceeds from notes payable - long-term	153	-
Payment of common stock dividend	(20,894)	(20,625)
Other	(132)	-
Cash (used in) Continuing Operations	(15,026)	(83,965)
Cash (used in) Discontinued Operations	-	(59)
Net Cash (used in) Financing Activities	(15,026)	(84,024)

Cash and Temporary Cash Investments:
Net change for the period	(26,212)	61,493
Balance at beginning of period	40,165	28,614
Balance at end of period	$13,953	$90,107

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

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in accordance with Securities and Exchange Commission rules and regulations. UIL Holdings believes that the disclosures made are adequate to make the information presented not misleading. The information presented in the consolidated financial statements reflects all adjustments which, in the opinion of UIL Holdings, are necessary for a fair statement of the financial position and results of operations for the interim periods described herein. All such adjustments are of a normal and recurring nature. The results for the six months ended June 30, 2005 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2005.

Certain amounts previously reported have been reclassified to conform to the current presentation.

Property, Plant and Equipment

UI accrues for estimated costs of removal for certain of its plant-in-service. Such removal costs are included in the approved rates used to depreciate these assets. At the end of the service life of the applicable assets, the accumulated depreciation in excess of the historical cost of the asset provides for the estimated cost of removal. In accordance with Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” UI’s accrued costs of removal have been reclassified to a regulatory liability. Accrued costs of removal as of June 30, 2005 totaled $6.4 million and were based on an independent third party study completed in the third quarter of 2004 and activity since that time. Accrued costs of removal as of December 31, 2004 totaled $7.2 million.

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

 UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Restructuring Charges

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. In the fourth quarter of 2004, UIL Holdings recorded employee termination costs associated with the reorganization of UIL Holdings’ Finance organization amounting to $2 million, which equated to approximately $0.08 per share, after-tax. Of the total $2 million of restructuring costs recognized in 2004, approximately $1.5 million was recorded as a restructuring reserve, $0.3 million was recorded as equity (due to the anticipated vesting of stock based compensation units), with the remainder recorded as liabilities for payroll taxes and employee benefits. These costs were reflected in the line “Operation and Maintenance expenses” in the Consolidated Statement of Income, and on a segment reporting basis, $1.2 million of these costs were reflected in the results of UI, with the remaining $0.8 million of unallocated costs residing in UIL Corporate. The restructuring reserve as of June 30, 2005 was $1.2 million. These accrued restructuring costs are expected to be settled later in 2005. A reconciliation of the changes in the restructuring reserve liability balance since December 31, 2004 is presented below.

(In Thousands)	Total
Restructuring Accrual December 31, 2004	$1,471
Settlement - reclassification to pension accounts (1)	(440)
Increase in reserve - reclassification from equity (2)	150
Restructuring Accrual June 30, 2005	$1,181

(1)	Amount reclassified to pension accounts as certain affected employees elected to receive termination pay in the form of enhanced retirement benefits.
(2)	Net amount reclassified from equity as certain amounts originally expected to be paid in the form of stock will be paid in cash.

Business Interruption Insurance Recoveries

During 2004, one of Xcelecom’s subsidiaries was affected by the hurricanes in Florida. In the second quarter of 2005, $1.2 million was recovered from insurance policies for business interruption. This recovery, along with $0.7 million of additional recoveries is reflected in the line “Other Income (Deductions), net” in the Consolidated Statement of Income.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Earnings per Share

The following tables present a reconciliation of the basic and diluted earnings per share calculations for each of the three and six month periods ended June 30, 2005 and 2004:

	Income Applicable to Common Stock	Average Number of Shares Outstanding	Earnings per Share
	(In Thousands, except per share amounts)
Six Months Ended June 30:
2005
Basic earnings from continuing operations	$6,587	14,516	$0.45
Basic earnings from discontinued operations	-	14,516	-
Basic earnings	6,587	14,516	0.45
Effect of dilutive stock options (1)	-	101	-
Diluted earnings	$6,587	14,617	$0.45

2004
Basic earnings from continuing operations	$16,058	14,347	$1.12
Basic earnings from discontinued operations	49,808	14,347	3.47
Basic earnings	65,866	14,347	4.59
Effect of dilutive stock options (1)	-	39	(0.01)
Diluted earnings	$65,866	14,386	$4.58

Three Months Ended June 30:
2005
Basic earnings from continuing operations	$3,359	14,529	$0.23
Basic earnings from discontinued operations	-	14,529	-
Basic earnings	3,359	14,529	0.23
Effect of dilutive stock options (1)	-	102	-
Diluted earnings	$3,359	14,631	$0.23

2004
Basic earnings from continuing operations	$10,366	14,359	$0.72
Basic earnings from discontinued operations	48,365	14,359	3.37
Basic earnings	58,731	14,359	4.09
Effect of dilutive stock options (1)	-	33	(0.01)
Diluted earnings	$58,731	14,392	$4.08
(1)
Reflecting the effect of dilutive stock options, performance shares and restricted stock. Dilutive securities did not impact the earnings from continuing operations for the three and six months ended June 30, 2005. Dilutive securities did not impact the earnings from continuing operations for the three and six months ended June 30, 2004, but diluted the earnings from discontinued operations by $0.01 per share for the three and six months ended June 30, 2004.

Stock options to purchase 280,965  and 320,145 shares of common stock were outstanding but not included in the computation of diluted earnings per share for the three and six months ended June 30, 2005 and 2004, respectively because the options’ exercise prices were greater than the average market price of the common shares during such periods.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Stock-Based Compensation

Effective January 1, 2003, UIL Holdings adopted the fair value recognition provisions, under the prospective method, of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). Under this statement, UIL Holdings has recorded compensation expense prospectively for stock options granted, modified, or settled after January 1, 2003. UIL Holdings records compensation expense related to stock options based on the most recently available fair-value estimates calculated by an independent party utilizing the binomial option-pricing model. In 2004, UIL Holdings received updated calculations which more accurately reflected the fair-value estimates of stock options granted during 2003 and 2004. As a result, UIL Holdings recorded an adjustment in the first quarter of 2004 reducing compensation expense by $0.2 million, after tax, to properly reflect the amount of compensation expense which would have been recorded to date if the more accurate fair-value estimates had been used since the date of grant. No compensation expense was recorded prior to January 1, 2003, as UIL Holdings accounted for employee stock-based compensation prior to such date in accordance with Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123.

In the first quarter of 2004, UIL Holdings ceased granting new stock options, other than new grants pursuant to the “reload” feature of the UIL Holdings 1999 Amended and Restated Stock Plan (Plan). Although new stock options generally will not be granted, compensation expense related to options granted after January 1, 2003, including any new stock options granted under the “reload” feature of the Plan, will continue to be recorded ratably over the vesting periods associated with such options. There were 51,671 stock options granted during the six months of 2005 at a weighted average exercise price of $51.50, all of which were granted pursuant to the reload feature of the Plan. In 2004, UIL Holdings implemented a performance-based long-term incentive arrangement under the Plan pursuant to which certain members of management have the opportunity to earn a pre-determined number of “performance shares”, the number of which is predicated upon the achievement of various pre-defined performance measures. These “performance shares” vest over a three-year cycle with the actual issuance of UIL Holdings common stock in respect of such shares following the end of each three-year cycle. A new three-year cycle begins in January of each year. UIL Holdings records compensation expense for these “performance shares” ratably over the three-year period, based on the value of the expected payout at the end of each year relative to the performance measures achieved. A target amount of 46,232 performance shares have been granted during 2005 at which time the average of the high and low market price was $50.49.

On March 28, 2005, UIL Holdings granted a total of 13,200 shares of restricted stock to directors at which time the average of the high and low market price was $50.49 per share. Such shares were granted pursuant to the Plan. Compensation expense for this restricted stock is recorded ratably over the three-year vesting period for such restricted stock.

 UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The following table illustrates the effect on net income and earnings per share for each of the three and six month periods ended June 30, 2005 and 2004, of applying the fair value-based method to all outstanding and unvested awards in each period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands except per share amounts)
Net Income, as reported	$3,359	$58,731	$6,587	$65,866
Add: Stock-based compensation
expense included in reported
net income, net of related tax effects	472	494	906	520
Deduct: Total stock-based compensation
determined under fair value based
method for all stock grants, net of
related tax effect	(475)	(666)	(1,038)	(842)

Pro forma net income	$3,356	$58,559	$6,455	$65,544

Earnings per share:
Basic - as reported	$0.23	$4.09	$0.45	$4.59

Basic - proforma	$0.23	$4.08	$0.45	$4.57

Diluted - as reported	$0.23	$4.08	$0.45	$4.58

Diluted - proforma	$0.23	$4.07	$0.44	$4.56

On May 11, 2005, UIL Holdings’ shareowners approved an amendment to an agreement under which Nathaniel D. Woodson, UIL Holdings’ Chairman of the Board of Directors, President and Chief Executive Officer, was granted 80,000 “phantom” stock options. The amendment provides that the “phantom” stock options will be settled in shares of UIL Holdings’ common stock rather than in cash. Specifically, upon exercise of the “phantom” stock options, payment will be in shares of UIL Holdings’ common stock, in an amount equal to the excess of the fair market value of the common stock of UIL Holdings on that date over the exercise price of $45.16, multiplied by the number of “phantom” stock options exercised. As a result of this amendment, compensation expense related to these “phantom” stock options is no longer required to be recognized on a mark-to-market basis and the corresponding liability that had been recognized through the date of the amendment has been reclassified to equity. No additional compensation expense was required to be recognized as there was no change in the fair value of the “phantom” stock options as a result of the amendment. Mr. Woodson’s existing employment agreement was also amended to reflect this approved change.

Comprehensive Income

Comprehensive income for each of the three and six month periods ended June 30, 2005, as well as for the three months ended June 30, 2004, was equal to net income as reported. Comprehensive income for the six months ended June 30, 2004 was equal to net income less a minimum pension liability adjustment of approximately $0.5 million, after-tax, related to the non-qualified pension plans.

 UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

New Accounting Standards

The Financial Accounting Standards Board (FASB) has issued Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations,” an interpretation of SFAS No. 143. The interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred, generally upon acquisition, construction or development of the asset, if the liability’s fair value can be reasonably estimated. FIN 47 also clarifies that the term “conditional asset retirement obligation,” as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective no later than the end of December 31, 2005 for calendar year enterprises. UI has performed an analysis to determine the potential exposure related to conditional asset retirement obligations, which included determining the classes of assets for which conditional asset retirement obligations could exist and assessing the expected costs associated with those obligations. Based on the results of this assessment, adoption of this interpretation is not expected to have a material impact on UIL Holdings’ consolidated financial position, results of operations or liquidity.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS No. 154), a replacement of APB No. 20 and SFAS No. 3. This statement applies to all voluntary changes in accounting principle adopted by an entity, as well as changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine the period-specific effects of the cumulative effect of the change. This statement also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets, be accounted for as a change in estimate. SFAS No. 154 carries forward, without change, the guidance contained in APB No. 20 for reporting the correction of an error in previously issued financial statements and change in accounting estimate. This statement is effective for fiscal years beginning after December 15, 2005, with early adoption permitted for accounting changes and corrections or errors made in fiscal years beginning after the date the statement was issued. Absent a voluntary change in accounting principle, adoption of this statement is not expected to have a material impact on UIL Holding’s consolidated financial position, results of operations or liquidity.

(B) CAPITALIZATION

Common Stock

UIL Holdings had 14,698,841 shares of its common stock, without par value, outstanding at June 30, 2005, of which 118,747 shares were unallocated shares held by UI's 401(k)/Employee Stock Ownership Plan (KSOP) and 15,600 were shares of restricted stock, none of which are recognized as outstanding for the purpose of calculating earnings per share.

UI has an arrangement under which it loaned $11.5 million to the KSOP. Prior to the formation of UIL Holdings, the trustee for the KSOP used the funds to purchase 328,300 shares of UI common stock in open market transactions. On July 20, 2000, effective with the formation of a holding company structure, unallocated shares held by the KSOP were converted into shares of UIL Holdings’ common stock. The shares will be allocated to employees’ KSOP accounts, as the loan is repaid, to cover a portion of the required KSOP contributions. Compensation expense is recorded when shares are committed to be allocated based on the fair market value of the stock. The loan will be repaid by the KSOP over a twelve-year period ending October 1, 2009, using employer contributions and UIL Holdings’ dividends paid on the unallocated shares of the stock held by the KSOP. Dividends on allocated shares are charged to retained earnings. As of June 30, 2005, 118,747 shares, with a fair market value of $6.4 million, had been purchased by the KSOP and had not been committed to be released or allocated to KSOP participants.

 UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Long-Term Debt

On February 1, 2005, the interest rate on $27.5 million principal amount of Pollution Control Revenue Refunding Bonds, 1997 Series, due July 1, 2027, issued by the Business Finance Authority of the State of New Hampshire (BFA), was reset from 2.05% to 3.65% for a five-year period to February 1, 2010. UI is obligated, under its borrowing agreement with the BFA, to pay to the BFA an amount equal to the principal and interest on the Bonds. Interest is payable semi-annually on August 1st and February 1st.

(C) REGULATORY PROCEEDINGS

Department of Public Utility Control

Rate Case

On July 18, 2005, UI filed an application with the Connecticut Department of Public Utility Control (DPUC), requesting an increase to UI’s electricity distribution rate for the first time in more than 10 years. The application also requests an increase in UI’s Competitive Transmission Assessment (CTA) rate. If approved by the DPUC as filed by UI, and by way of example only, the bills of residential customers using 500 kilowatt-hours per month would rise by approximately $4 per month in 2006.

The rate case filing supports UI’s application for a four-year plan under Conn. Gen. Stat. § 16-244c(b)(2)(C) that requires an electric distribution company to include in its application to amend rates, a “four-year plan for the provision of electric transmission and distribution services.”

In this case, UI is proposing that rates be set separately for each of the years 2006, 2007, 2008 and 2009. The need to increase rates results from the need to strengthen UI’s financial integrity and address workforce attrition issues, increases in operating costs and infrastructure planning and investment. UI requests that rates be established to reflect an increase in revenue requirements for its distribution rate component and applicable portion of CTA, compared to revenue requirements at then-current rates (i.e., what rates are expected to be absent this rate request), of approximately, $37.0 million in 2006, $4.4 million in 2007, $12.6 million in 2008, and $7.0 million in 2009. This approach would result in an average increase to overall bundled retail rates of 5.1% in 2006, 0.6% in 2007, 1.8% in 2008 and 1.0% in 2009. The increases in 2007, 2008 and 2009 are incremental to the prior year.

The Standard Filing Requirements (SFRs), submitted by UI in the filing, reflect an 11.6% return on equity (ROE) for 2006 through 2009, and a ratemaking capital structure of 52% equity and 48% debt. Currently, UI has an approved ROE of 10.45% and a ratemaking capital structure of 47% equity and 53% debt.

 UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The basic elements of the proposed plan are as follows:

•
Rates are established for each year separately, in accordance with the ratemaking principles of Connecticut General Statute § 16-19e, based upon the costs, revenues and capital structure set forth in the SFRs for each year.

•
In accordance with past practice, the equity return and capital structure for the CTA is adjusted to the approved distribution equity return and capital structure, and CTA rates are adjusted accordingly.

•	CTA rates are also adjusted for the impacts associated with the newly enacted Connecticut Corporation Business Tax surcharge.
•
Transmission rates will be set and adjusted in a separate proceeding in accordance with Federal Energy Regulatory Commission (FERC) requirements and recently-enacted legislation in the State of Connecticut that provides for the retail transmission rate-setting process to track the FERC approved transmission revenue requirements.

•
UI retains actual earnings (measured on a calendar year basis) above the authorized return, for the first 100 basis points, and shares with customers on a 50/50 basis thereafter. The customers’ share is credited to accelerated amortization of stranded cost balances.

•
UI absorbs the adverse impact of actual earnings below the authorized return except as the Company may seek rate relief in accordance with Connecticut statutes and constitutional ratemaking principles.

The DPUC will establish a schedule, including public hearings, as the next steps in the rate request process. Given the time necessary to conduct a rate case, UI has assumed the proceeding will be concluded in December and the new rates will be charged beginning January 2006.

Sale of Nuclear Generation

The sale of UI’s 17.5% interest in Seabrook Station and the termination of the sale/leaseback of a portion of its interest in Seabrook Unit 1 was consummated on November 1, 2002. In compliance with Public Act 98-28, enacted by the Connecticut legislature in April 1998, the net-of-tax gain on these transactions, after adjusting for transaction costs and sale-related costs, was used to reduce UI’s stranded costs. In UI’s compliance filing with the DPUC on April 30, 2003, UI reported a net-of-tax gain of approximately $5 million. A final decision was issued on March 3, 2004, approving UI’s calculation without modification. As a result, UI reduced its reserves by approximately $1.4 million during the first quarter of 2004. In the second quarter of 2004, UI also reduced certain expense reserves related to the sale by $1.1 million due to the resolution of tax and other post-closing issues. These true-ups and other subsequent post-closing adjustments are included for approval in the revised 2004 annual CTA/Systems Benefits Charge (SBC) reconciliation which was filed with the DPUC in April 2005.

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

The DPUC’s December 18, 2003 final decision establishing UI’s transitional standard offer also included the DPUC’s approval of the implementation of Federally Mandated Congestion Costs (FMCC) charges on its customers’ bills. The decision established bypassable Federally Mandated Congestion Costs (BFMCC) charges and non-bypassable Federally Mandated Congestion Costs (NBFMCC) charges based on estimates, and indicated that the DPUC would true-up these estimated costs to UI’s actual expenditures through a semi-annual proceeding. By

 UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

decision dated November 24, 2004, the DPUC authorized an FMCC cost recovery mechanism for the electric distribution companies. That decision recognizes that FMCC costs change from time to time, and that it is appropriate to provide a mechanism for the electric distribution companies to adjust the charges to customers that recover the companies’ FMCC costs. On December 22, 2004, the DPUC issued a final decision increasing the NBFMCC charge UI is authorized to collect from customers. The NBFMCC charge relates to “congestion costs” associated with not having adequate transmission infrastructure to move energy from the generating sources to the consumer. Because the purpose of the NBFMCC charge is for the electric distribution company to recover its actual NBFMCC costs on a pass-through basis, the DPUC decision provided for a true-up of NBFMCC costs and revenues on a semi-annual basis such that UI would recover all such charges incurred. The charge originally established for 2004 was based upon estimates that were made in 2003, and reflected estimated NBFMCC lower than were actually incurred. The decision increased the NBFMCC charge from $0.001652 per kWh to $0.012099 per kWh, effective January 1, 2005. This increase is intended to enable UI to recover both the forecasted ongoing NBFMCC costs and the $13.8 million deficit that resulted from the charge originally established being below the incurred costs. In February 2005, the DPUC initiated a semi-annual reconciliation proceeding relating to FMCCs and Generation Services Charges (GSC). Based upon the increases for 2005 authorized in the December 22, 2004 decision, UI did not make a filing for another rate adjustment. The DPUC nonetheless included UI in the docket, and UI provided information on its actual FMCC costs and recovery. UI did not request a change to the FMCC charges. Hearings were held on April 25, 2005 and a draft decision was issued on July 29, 2005. The next reconciliation filing is to be made in August, for changes to be effective January 1, 2006.

On June 23, 2004, the DPUC approved UI’s request to amend its Purchased Power Adjustment Clause rate component to allow UI to apply the clause to special contract customers. The DPUC also approved a Purchased Power Adjustment rate of $0.000264 per kWh to be applied against special contract load to reflect the increased cost to serve these customers. This decision will allow UI to recover changes in the cost to procure energy as it relates to special contract customers through the GSC. The decision does not explicitly order the accounting for the increased costs of $0.8 million related to UI’s special contract customers for the period from January 1, 2004 through June 22, 2004 (the day before the effective date of the final decision). The actual costs for that period to procure power for UI’s special contracts are included in the revised annual CTA/SBC Reconciliation filing for 2004. UI believes that it is entitled to recovery of these amounts, because the 1998 and 2003 Connecticut restructuring legislation (PA 98-28 and PA 03-135, as amended in part by PA 03-221) provides that the distribution company is entitled to recover its full cost of procuring power for customers who do not choose an alternate supplier.

Federal Energy Regulatory Commission

UI expects to file a revised local network service transmission tariff with the FERC in the third quarter of 2005. UI will seek to recover its transmission revenue requirements on a prospective basis, subject to reconciliation with actual revenue requirements. Under UI’s current transmission tariff, the annual period during which wholesale transmission rates are effective begins after the annual period used to calculate the required transmission rates. The proposed changes to the tariff are expected to reduce the lag between the time transmission-related costs are incurred and the period in which the costs begin to be recovered in rates. In addition, UI will seek to include 50% of construction work in progress in transmission rate base to improve cash flow during design and construction of transmission facilities.

Regional Transmission Organization for New England

On March 24, 2004, the FERC conditionally approved Independent System Operator - New England’s (ISO-NE’s) joint proposal with the New England Transmission Owners (TOs) for the creation of a Regional Transmission Organization (RTO). The creation of an RTO for New England (RTO-NE) will strengthen the independent oversight of the region’s bulk power system and wholesale electricity marketplace. UI is a party to all of the agreements that establish RTO-NE and a signatory to the joint RTO filing with the FERC. RTO-NE commenced operation effective February 1, 2005. As a member of RTO-NE, UI is eligible for the FERC’s participation

 UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

incentive adder (50 basis points above the approved transmission base return on equity) for joining RTO-NE. The 50 basis point participation adder is applicable to UI’s pool transmission facilities (PTF). The common base ROE of 12.8% requested by the TOs became effective on February 1, 2005 when RTO-NE commenced operation. All of the TOs, including UI, will be able to earn the common base ROE of 12.8% plus the 50 basis point participation adder (or 13.3%) on their PTF and the common base ROE of 12.8% on their non-PTF, subject to refund, pending a final FERC decision on the justness and reasonableness of the common base ROE. On May 27, 2005, an Administrative Law Judge issued a draft decision that would set the base ROE at 10.72% (plus the 50 basis point adder). Reply briefs have been filed and a final decision is expected in the third quarter of 2005. Meanwhile, the TOs continue to collect rates based on the requested 12.8% (plus 50 basis point adder) pending the final decision, subject to refund. In the event that refunds are required as a result of a final decision, UI expects to administer such refunds on a prospective basis.

(D) SHORT-TERM CREDIT ARRANGEMENTS

UIL Holdings has a money market loan arrangement with JPMorgan Chase Bank. This is an uncommitted short-term borrowing arrangement under which JPMorgan Chase Bank may make loans to UIL Holdings for fixed maturities from one day up to six months. JPMorgan Securities, Inc. acts as an agent and sells the loans to investors. The fixed interest rates on the loans are determined based on conditions in the financial markets at the time of each loan. As of June 30, 2005, UIL Holdings did not have any borrowings outstanding under this arrangement.

On July 29, 2004, UIL Holdings entered into a revolving credit agreement with a group of banks that extends to July 28, 2007. The borrowing limit of this facility is $100 million. The facility permits UIL Holdings to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits UIL Holdings to borrow money for fixed periods of time specified by UIL Holdings at fixed interest rates determined by the Eurodollar inter-bank market in London (LIBOR). If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of UIL Holdings and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to UIL Holdings under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of June 30, 2005, UIL Holdings had $15 million of short-term borrowings outstanding under this arrangement. This amount is included in the line item “Notes Payable” in the Consolidated Balance Sheet.

On June 30, 2005, Xcelecom amended its existing revolving credit agreement with two banks to extend the term to June 30, 2007. This agreement, as amended, provides for a $30 million revolving loan facility available to meet working capital needs and to support standby letters of credit issued by Xcelecom in the normal course of its business, and up to $5 million to meet capital equipment needs. Capital equipment loans under this facility can be converted to amortizing term loans with a maturity of up to four years. This agreement also provides for the payment of interest at a rate, at the option of Xcelecom, based on the agent bank’s prime interest rate or LIBOR. All borrowings outstanding under this agreement are secured solely by assets of Xcelecom and its subsidiaries. As of June 30, 2005, there was $2.7 million outstanding under the revolving working capital balance under this facility. This amount is included in the line item “Notes Payable” in the Consolidated Balance Sheet. Xcelecom had $0.7 million of capital equipment funding that had been converted to term notes outstanding and standby letters of credit of $6.2 million outstanding at June 30, 2005 under the facility. Of the total $0.7 million of capital equipment funding converted to term notes, approximately $0.1 million in included in the line item “Notes Payable” in the Consolidated Balance Sheet, and the remaining $0.6 million is included in the line item “Long-term notes payable” in the Consolidated Balance Sheet, UIL Holdings provided a capital contribution of $5 million to Xcelecom to ensure Xcelecom maintains compliance with its borrowing covenants under the facility.

 UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(E) INCOME TAXES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In Thousands)		(In Thousands)
Income tax expense for continuing operations consists of:
Income tax provisions (benefit):
Current
Federal	$714	$5,404	$5,561	$8,252
State	(88)	2,205	1,012	3,624
Total current	626	7,609	6,573	11,876
Deferred
Federal	2,678	334	1,623	2,503
State	461	(683)	24	(948)
Total deferred	3,139	(349)	1,647	1,555

Investment tax credits	(112)	(100)	(225)	(205)

Total income tax expense	$3,653	$7,160	$7,995	$13,226

Income tax components charged as follows:
Operating tax expense	$4,295	$9,619	$10,056	$16,531
Nonoperating tax expense (benefit)	(104)	(1,974)	(35)	(1,628)
Equity investments tax (benefit)	(538)	(485)	(2,026)	(1,677)

Total income tax expense	$3,653	$7,160	$7,995	$13,226

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

Differences in the treatment of certain transactions for book and tax purposes occur which cause the rate of UIL Holdings’ reported income tax expense to differ from the statutory tax rate described above. The effective book income tax rate for the three and six months ended June 30, 2005 were 52.1% and 54.8%, respectively, as compared to 40.60% and 45.16% for the three and six months ended June 30, 2004, respectively.

The increase in the 2005 six month effective book income tax rate over the 2005 effective statutory income tax rate is due primarily to: (1) non-normalized effects associated with CTA which accounts for approximately 13% of the increase, and (2) differences in the amounts of book depreciation in excess of non-normalized tax depreciation which accounts for approximately 1% of the increase.

 UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(F) SUPPLEMENTARY INFORMATION

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In Thousands)		(In Thousands)
Operating Revenues
Utility
Retail	$176,366	$159,977	$353,208	$327,748
Wholesale	7,306	6,144	12,755	12,358
Other	2,241	9,472	6,866	17,330
Non-utility businesses
Xcelecom	93,969	85,120	185,589	152,668
Other	5	22	9	58
Total Operating Revenues	$279,887	$260,735	$558,427	$510,162

Fuel and Energy
Fuel and Energy	$99,334	$87,021	$199,864	$180,652
Purchase Power above market fuel expense credit (1)	(5,423)	(5,693)	(10,786)	(11,386)
Total Fuel and Energy	$93,911	$81,328	$189,078	$169,266

Depreciation and Amortization
Utility property, plant, and equipment	$7,543	$7,262	$15,039	$14,757
Non-utility business property, plant and equipment	885	884	1,756	1,756
Total Depreciation	8,428	8,146	16,795	16,513
Amortization of nuclear plant regulatory assets	2,396	1,471	6,947	4,118
Amortization of purchase power contracts (1)	5,423	5,693	10,786	11,386
Amortization of other CTA regulatory assets	1	283	(156)	566
Subtotal CTA Amortization	7,820	7,447	17,577	16,070
Amortization of intangibles	266	311	540	624
Amortization of other regulatory assets	24	243	44	430
Total Amortization	8,110	8,001	18,161	17,124
Total Depreciation and Amortization	$16,538	$16,147	$34,956	$33,637

Taxes - Other than Income Taxes
Operating:
Connecticut gross earnings	$5,987	$6,179	$11,878	$12,205
Local real estate and personal property	2,402	2,497	5,119	5,039
Payroll taxes	1,550	1,265	3,830	3,442
Total Taxes - Other than Income Taxes	$9,939	$9,941	$20,827	$20,686

Other Income (Deductions), net
Interest income	$665	$351	$1,293	$724
Allowance for funds used during construction	635	357	1,323	823
Seabrook reserve reduction	-	1,122	-	2,477
C&LM incentive	213	124	417	870
GSC procurement fees	623	688	1,282	1,467
ISO load response, net	281	(50)	616	(50)
Insurance recovery gain	1,864	-	1,864	-
Miscellaneous other income and (deductions) - net	(6)	20	192	601
Total Other Income (Deductions), net	$4,275	$2,612	$6,987	$6,912

Other Interest, net
Notes payable	$149	$246	$238	$537
Other	367	522	827	953
Total Other Interest, net	$516	$768	$1,065	$1,490

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

The funding policy for the qualified pension plan is to make annual contributions that satisfy the minimum funding requirements of ERISA but that do not exceed the maximum deductible limits of the Internal Revenue Code. These amounts are determined each year as a result of an actuarial valuation of the qualified pension plan. In June 2005, UI contributed $7.9 million to the qualified pension plan, the entire amount of which was applicable to the 2005 plan year for income tax purposes.

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

A new retirement plan has been implemented for new employees. The new plan replaces the existing qualified pension plan and retiree medical plan benefits and became effective on April 1, 2005 for those hired into the bargaining unit and May 1, 2005 for all other new employees. It does not affect employees hired prior to the effective dates noted above. The new retirement plan, which is a “defined contribution plan”, consists of the current provisions of UI's 401(k)/Employee Stock Ownership Plan (KSOP) plus the following benefits:

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

 UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

 The following tables represent the components of net periodic benefit cost for the pension and OPEB for the three and six months ended June 30, 2005 and 2004:
	Three Months Ended June 30,
	Pension Benefits		Other Post-retirement Benefits
	2005	2004	2005	2004
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$1,572	$1,586	$245	$231
Interest cost	4,494	4,508	782	764
Expected return on plan assets	(5,564)	(5,012)	(379)	(327)
Amortization of:
Prior service costs	265	266	(45)	(45)
Transition obligation (asset)	(131)	(264)	264	265
Actuarial (gain) loss	1,580	1,666	416	422
Settlements, curtailments and special termination benefits	488	-	37	-
Net periodic benefit cost	$2,704	$2,750	$1,320	$1,310

The following actuarial weighted average assumptions were used in calculating net periodic benefit cost:
Discount rate	5.75%*	6.00%	5.75%*	6.00%
Average wage increase	4.50%	4.50%	N/A	N/A
Return on plan assets	8.00%	8.00%	8.00%	8.00%
Pre-65 health care trend rate (current yr)	N/A	N/A	12.00%	13.00%
Pre-65 health care trend rate (2012+)	N/A	N/A	5.50%	5.50%
Post-65 health care trend rate (current yr)	N/A	N/A	6.50%	7.00%
Post-65 health care trend rate (2008+)	N/A	N/A	5.00%	5.00%
N/A - not applicable.
*5% discount rate used at June 30, 2005 for non-qualified plan.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	Six Months Ended June 30,
	Pension Benefits		Other Post-retirement Benefits
	2005	2004	2005	2004
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$3,146	$3,172	$490	$462
Interest cost	8,990	9,016	1,564	1,528
Expected return on plan assets	(11,129)	(10,024)	(759)	(654)
Amortization of:
Prior service costs	530	532	(90)	(90)
Transition obligation (asset)	(262)	(528)	529	530
Actuarial (gain) loss	3,159	3,332	831	844
Settlements, curtailments and special termination benefits	488	-	37	-
Net periodic benefit cost	$4,922	$5,500	$2,602	$2,620

The following actuarial weighted average assumptions were used in calculating net periodic benefit cost:
Discount rate	5.75%*	6.00%	5.75%*	6.00%
Average wage increase	4.50%	4.50%	N/A	N/A
Return on plan assets	8.00%	8.00%	8.00%	8.00%
Pre-65 health care trend rate (current yr)	N/A	N/A	12.00%	13.00%
Pre-65 health care trend rate (2012+)	N/A	N/A	5.50%	5.50%
Post-65 health care trend rate (current yr)	N/A	N/A	6.50%	7.00%
Post-65 health care trend rate (2008+)	N/A	N/A	5.00%	5.00%
N/A - not applicable.
*5% discount rate used at June 30, 2005 for non-qualified plan.

The preceding tables reflect curtailment and special termination benefits charges resulting from the departure of an employee as part of the reorganization of UIL Holdings’ Finance organization. Approximately $0.4 million of these charges were previously recognized as employee termination costs and have now been reclassified to the pension and other post-retirement benefits accounts due to the employee’s election to receive enhanced retirement benefits rather than a lump sum termination payment. See “Note (A), Statement of Accounting Policies - Restructuring Charges” for additional information.

 UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(J) COMMITMENTS AND CONTINGENCIES

Other Commitments and Contingencies

Connecticut Yankee Atomic Power Company

UI has a 9.5% stock ownership share in the Connecticut Yankee Atomic Power Company (Connecticut Yankee), the carrying value of which was $4.3 million as of June 30, 2005. On December 4, 1996, the Board of Directors of Connecticut Yankee voted unanimously to retire the Connecticut Yankee nuclear plant (the Connecticut Yankee Unit) from commercial operation. A decision by the FERC that became effective on August 1, 2000 allows Connecticut Yankee to collect, through the power contracts with the unit’s owners, the FERC-approved decommissioning costs, other costs associated with the permanent shutdown of the Connecticut Yankee Unit, the unrecovered investment in the Connecticut Yankee Unit, and a return on equity of 6%. Connecticut Yankee may recover 9.5% of these costs from UI.

Connecticut Yankee updates its cost to decommission the unit at least annually, and more often as needed, and provides UI with a projected recovery schedule depicting annual costs expected to be billed to UI, including a return on investment over the term of the projected recovery period. The present value of these costs is calculated using UI’s weighted average cost of capital and, after consideration of recoverability, recorded as a Connecticut Yankee Contract Obligation and a corresponding regulatory asset. At June 30, 2005, UI has regulatory approval to recover in future rates (through the CTA) $17.4 million of its regulatory asset for Connecticut Yankee over a term ending in 2007. The remaining portion of the regulatory asset, as of June 30, 2005, was $26.6 million, which consists of costs subject to a regulatory review and approval process and reflects the present value of the revenue requirements to fund the increased costs described in the following paragraphs. The regulatory review and approval process may extend the recovery period beyond 2007. Although UI believes full regulatory recovery is probable because these costs are similar in nature to the costs for which UI already has regulatory approval to recover in future rates, the actual amounts subject to recovery may be different.

Current Cost Estimate

As part of the Connecticut Yankee April 2000 rate case settlement with the FERC (2000 FERC Settlement), remaining decommissioning costs were originally estimated at $436 million. The original estimate was updated in November 2002 to increase the estimated decommissioning costs by approximately $130 million. The $130 million increase stemmed primarily from additional security costs, increased insurance costs and other factors. In December 2003, the estimate was increased by an additional $265 million, reflecting the fact that Connecticut Yankee is now directly managing the work necessary to complete decommissioning of the plant following termination in July 2003 of the contractor that had been managing such work. Consequently, the total current cost estimate of approximately $831 million (2003 Estimate) represents an aggregate increase of approximately $395 million over the 2000 FERC Settlement amount. The above financial information has been adjusted to 2003 dollars.

UI’s share of the estimated increased cost of $395 million over the 2000 FERC Settlement amount is approximately $37.5 million. This increase will not impact current period earnings, as the amounts will be deferred on UI’s balance sheet pending resolution of the litigation and regulatory proceedings described herein. Ultimately, if this issue is resolved favorably, the costs will be recovered in rates and therefore would not have a financial impact on UI’s results of operations. If the outcome is not favorable, there could be a material negative impact to UI’s results of operations.

 UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

On June 18, 2004, Bechtel filed a Pre-Judgment Remedy Application (PJR) requesting a $93 million garnishment of the Decommissioning Trust (Trust), Connecticut Yankee shareholder payments to the Trust and any proceeds from the fuel disposal contract litigation pending between Connecticut Yankee and the U. S. Department of Energy (DOE), as well as attachment of any Connecticut Yankee assets, including real property located in Haddam Neck, Connecticut. On July 16, 2004, Connecticut Yankee filed its objection to the PJR, including challenging the legal availability of the remedies requested by Bechtel. On July 20, 2004, the Court allowed the DPUC to intervene in the PJR proceeding for the limited purpose of objecting to Bechtel’s requested garnishment of the Trust and related payments. On August 26, 2004, the Court held oral arguments on the legal availability of the remedies requested by Bechtel but has not issued a decision. On November 1, 2004, the Judge in the PJR proceedings signed a Stipulation reached between Connecticut Yankee and Bechtel. In the Stipulation, Bechtel agrees: (a) to waive and relinquish its right to seek prejudgment attachment of the Trust or any future payments into the Trust, including any proceeds of Connecticut Yankee’s currently pending litigation with the DOE regarding spent fuel storage costs; and (b) not to file in any forum any additional or amended applications for prejudgment remedy or other preliminary relief seeking to attach or garnish any assets of Connecticut Yankee or of any of its shareholders or power purchasers. Further, Bechtel amends its PJR to provide that it seeks only: (i) to attach real property owned by Connecticut Yankee in Connecticut with a value of up to $7.9 million; and (ii) to garnish a portion of the stream of monthly payments to be made through June 2007 to Connecticut Yankee under the wholesale power contracts between Connecticut Yankee and its power purchasers, up to an aggregate amount of $41.7 million. In the proposed Stipulation, it is further agreed that any attachment of the real property authorized by the Court will not prevent Connecticut Yankee from continuing plant decommissioning, and Connecticut Yankee will be entitled to continue with all deconstruction, demolition, decontamination, remediation and related activities. This Stipulation does not constitute an admission of liability by Connecticut Yankee, nor an acknowledgement of any damage calculation in any respect, and is not admissible in any subsequent legal or administrative proceeding not related to enforcement of the application, including any alternative dispute resolution proceedings. The parties have not reached agreement as to whether the real property and the purchaser payments referenced above may be lawfully attached or garnished. Connecticut Yankee and the DPUC continue to dispute that the assets may be lawfully attached or garnished and the parties submitted briefs to the Court in November 2004. The Court has taken no further action. If the outcome is unfavorable, there could be a material negative impact to UI’s results of operations.

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

 UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

On August 30, 2004, FERC issued an order: (1) accepting for filing Connecticut Yankee’s proposed new charges for decommissioning, pension expense and post-retirement benefits (other than pensions) expense; (2) suspending the revised charges for a period of five months, to February 1, 2005, at which time the proposed rates went into effect subject to refund; (3) establishing hearing procedures, which commenced with a pre-hearing conference before an administrative law judge (ALJ) in September 2004; (4) denying the request of the DPUC and OCC for an accelerated hearing schedule and for a bond or other security for potential refunds; (5) denying the declaratory ruling requested by the DPUC and OCC (see paragraph below), and (6) granting Bechtel’s motion to intervene as well as allowing the interventions by the other applying parties including UI and the other Connecticut Yankee power purchasers. The evidentiary hearings commenced on June 1, 2005 and concluded on June 22, 2005. Following post-hearing briefs, the ALJ is scheduled to issue an Initial Decision by December 16, 2005. The process of resolving the matters in the Filing is likely to be contentious and lengthy.

FERC Order on Request for Declaratory Order

On June 10, 2004, the DPUC and the OCC filed a petition (Petition) with the FERC seeking a declaratory order that Connecticut Yankee can recover all decommissioning costs from its wholesale purchasers, but that those purchasers may not recover in their retail rates any costs that the FERC might determine to have been imprudently incurred. Connecticut Yankee, as well as its wholesale purchasers, responded in opposition to the Petition, indicating that the order sought by the DPUC and OCC would violate the Federal Power Act and decisions of the U.S. Supreme Court, other federal and state courts, and the FERC. As noted above, the FERC rejected this Petition as part of its initial ruling on Connecticut Yankee’s rate filing. The DPUC and OCC filed a petition for rehearing on the matter which is pending before the FERC. On October 14, 2004, Connecticut Yankee filed a motion requesting permission to respond, as well as a response to the rehearing petition.

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

 UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

The amount of the claim for damages incurred through 2010, net of adjustments made as part of the trial record, is approximately $186-$198 million, depending on the discount rate applied. In addition, incremental continuing damages that will be incurred for periods beyond 2010 are being sought based on an annual dollar value. The 2003 Estimate discussed above does not include an allowance for recovery of damages in this matter. The Department of Justice submitted a motion to the court during the damage trial which raises the issue of whether Connecticut Yankee’s pre-1983 spent fuel fee obligation of approximately $155 million should be treated as an offset to any payment of damages. The Court’s ruling on that matter is expected to be issued in the same time frame as its overall ruling in the case, which is expected by the end of 2005.

Hydro-Quebec

UI is a participant in the Hydro-Quebec (HQ) transmission tie facility linking New England and Quebec, Canada. UI has a 5.45% participating share in this facility, which has a maximum 2000 megawatt equivalent generation capacity value. UI is obligated to furnish a guarantee for its participating share of the debt financing for one phase of this facility. UI’s original guarantee was entered into in April 1991 in the amount of $11.7 million. The amount of this guarantee is reduced monthly, proportionate with principal paid on the underlying debt. As of June 30, 2005, the amount of UI’s guarantee for this debt totaled approximately $3.1 million.

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

Site Decontamination, Demolition and Remediation Costs

As a result of a 1992 DPUC retail rate decision, since January 1, 1993, UI had been recovering through retail rates $1.1 million per year of environmental remediation costs for the demolition and decontamination of its Steel Point Station property in Bridgeport. As a result of the DPUC’s Rate Case decision dated September 26, 2002, UI recovered the remaining $3 million of these costs ratably during the 2002 through 2004 time period. Except for capping contaminated soils that are legally allowed to remain on site, this amount reflects the estimated remaining costs to remediate the property. Final costs will be offset by any sale proceeds realized, and will be subject to regulatory true-up upon disposition of the property. UI is also replacing portions of the bulkhead at the Steel Point Station property. The work is expected to cost approximately $8.2 million and is currently expected to be completed in 2005. UI is entitled to reimbursement of the bulkhead costs from the City of Bridgeport pursuant to UI’s contract with the City. The cost estimates for the remediation and bulkhead are based on the most current information available. Actual remediation and bulkhead replacement costs may be higher, or lower, than what is currently estimated.

Subsequent to the demolition of Steel Point Station, the adjacent East Main Street Substation was removed at the request of the City of Bridgeport and UI expanded the Congress Street Substation to replace it. As of June 30, 2005, UI is entitled to $8.9 million from the City of Bridgeport for such removal and expansion. An additional $1.4 million of costs related to the Substation are transmission assets recoverable through regional transmission rates. In

 UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

July 2005, the Connecticut General Assembly passed, and the Governor signed, legislation establishing a new taxing district for the Steel Point peninsula. This taxing district could provide Tax Increment Financing for infrastructure improvements on the Steel Point site and adjacent properties in an amount sufficient to fund the City of Bridgeport’s payment of amounts owed by the City to UI for the bulkhead and substation. In the event that UI is unable to reach a settlement agreement with the City of Bridgeport, UI will proceed with previously initiated arbitration proceedings to collect the bulkhead replacement and substation removal funds from the City. UI expects to prevail in the arbitration proceedings and establish its right to collect the entire amounts due from the City.

A site on the Mill River in New Haven was conveyed by UI to an unaffiliated entity, Quinnipiac Energy LLC (QE), reserving to UI permanent easements for the operation of its transmission facilities on the site. At the time of the sale, a fund of approximately $1.9 million, an amount equal to the then-current estimate for remediation, was placed in escrow for purposes of bringing soil and groundwater on the site into environmental compliance. Approximately $0.6 million of the escrow fund remains unexpended. QE’s environmental consultant reports that approximately $2 million of remediation remains to be performed. The City of New Haven had foreclosed on the property, as QE was not current with property tax payments. In May 2005, QE paid the back taxes prior to a scheduled foreclosure sale. UI could be required by applicable environmental laws to finish remediating any subsurface contamination at the site if it is determined that QE has not completed the appropriate environmental remediation at the site and the property is sold through a foreclosure sale.

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

UI sold property to Bridgeport Energy LLC (BE), in which UBE holds a minority interest, on April 16, 1999. In connection with the sale of the property, UI entered into an environmental indemnity agreement with BE to provide indemnification related to certain environmental conditions specific to the site where BE’s generation facilities were constructed. Because of soil management and other environmental remediation activities that were performed during construction of the generation facilities, UI does not regard its exposure under the environmental indemnity agreement as material.

From 1961 to 1976, UI owned a parcel of property in Derby, Connecticut, on which it operated an oil-fired electric generating unit. For several years, the Connecticut Department of Environmental Protection (CDEP) has been monitoring and remediating a migration of fuel oil contamination from a neighboring parcel of property into the adjacent Housatonic River. Although, based on its own investigation to date, UI believes it has no responsibility for this contamination, if regulatory agencies determine that UI is responsible for the cost of these remediation activities, UI may incur substantial costs, no estimate of which is currently available.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

Claim of Enron Power Marketing, Inc.

UI had a wholesale power agreement and other agreements with Enron Power Marketing, Inc. (EPMI) (the Agreements). Following EPMI’s bankruptcy filing on December 2, 2001, UI terminated the Agreements in accordance with their terms, effective January 1, 2002, in reliance upon provisions of the Bankruptcy Code that permit termination of such contracts. The Agreements permitted UI to calculate its gains and losses resulting from the termination, and globally to net these gains and losses against one another, and against any other amounts that UI owed to EPMI under the Agreements, to arrive at a single sum. EPMI, however, commenced on January 31, 2003 an adversary proceeding against UI and UIL Holdings in the EPMI bankruptcy. UIL Holdings was sued as the guarantor of UI’s financial obligations under the Agreements. EPMI contends that UI was not entitled to offset, against any losses UI suffered from the termination of the Agreements, any amounts owing to EPMI for power delivered to UI after the date EPMI filed for bankruptcy. The amount of the allegedly improper setoff that EPMI seeks to recover in the adversary proceeding is approximately $8.2 million, plus interest and attorneys’ fees. The bankruptcy court has referred this and other similar cases to mediation and stayed the cases while mediation is conducted. During mediation sessions, EPMI indicated it has theories for increasing the amount of its claims against UI. UI has a reserve of $8.2 million established for this claim. If it was determined that UI did not owe EPMI the amount claimed, the relief of such reserve under regulatory accounting would not have an impact on net income. In the event that UI is determined to owe EPMI a portion, or all, of the amount claimed, UI expects to be able to recover such amount through the GSC as a cost of wholesale power procurement. Accordingly, UI does not expect this claim to have a material impact on its results of operations or financial condition.

Claim of Dominion Energy Marketing, Inc.

On December 28, 2001, UI entered into an agreement with Virginia Electric and Power Company, which was subsequently assigned to its affiliate Dominion Energy Marketing, Inc. (DEMI), for the supply of all of UI’s standard offer generation service needs from January 1, 2002 through December 31, 2003, and for the supply of all of UI’s generation service requirements for special contract customers through 2008 (Power Supply Agreement or PSA). In December 2004, UI received a letter from DEMI claiming that under the terms of this agreement, DEMI should not have been responsible for a currently estimated amount of $8.2 million, plus interest, of certain “CT Reliability COS” charges related to Reliability Must Run agreements between ISO-NE and NRG (the owner of power plants located in Connecticut that were formerly owned by Northeast Utilities). DEMI claims that such charges are fixed operation and maintenance costs and not “Transmission Congestion Costs,” for which DEMI would be responsible under the terms of the PSA. DEMI has indicated that it does not intend to terminate the PSA prior to resolution of the dispute, but the parties have not agreed to a dispute resolution process. On February 14, 2005, DEMI filed a complaint in United States District Court for the District of Connecticut (USDC-CT) seeking the court’s interpretation of the PSA and an order to compel UI to pay the claimed damages. Consequently, on March 14, 2005, UI filed a complaint with the FERC requesting that it exercise jurisdiction under Section 206 of the Federal Power Act and order DEMI to abide by the terms and conditions of the PSA. On May 13, 2005, the FERC issued an order granting UI’s request, noting that DEMI is responsible for the “CT Reliability COS” charges. Subsequently, DEMI filed a notice of voluntary dismissal of the complaint filed with the USDC-CT, which was

 UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

granted. DEMI also filed a request for rehearing with the FERC. UI believes its interpretation of the PSA is correct. If it is determined that DEMI is not responsible for “CT Reliability COS” charges, UI would seek recovery of these amounts through the regulatory process.

Independent System Operator - New England

On April 16, 2004, UI announced its participation in the ISO-NE program to secure emergency energy resources in Southwestern Connecticut. Under a four-year contract, UI has committed to a load reduction of 30 megawatts when requested by ISO-NE. UI has partnered with several large customers who have agreed to reduce their electricity demand when the region’s electric grid is stressed. The agreement was approved by the FERC in May 2004. As part of the agreement, UI provided a performance guarantee for the commitment of $0.7 million in the form of a letter of credit in the event UI was unable to reduce demand when requested by ISO-NE. Through the end of October 2004, UI was not required to perform under the $0.7 million letter of credit. In October 2004, the letter of credit was reduced to $0.4 million, representing UI’s remaining performance guarantee under the agreement, and the term was extended until October 31, 2005. No liability has been recorded in the UIL Holdings’ consolidated balance sheet as of June 30, 2005 for the guarantee provided under this letter of credit. The probability that the letter of credit would be utilized is very low due to the fact that the customers that UI has partnered with for this program are among UI’s largest, thus reducing the likelihood of nonperformance in terms of both the requested kWh reductions and the ability to pay any financial penalties. Furthermore, if the letter of credit were to be utilized to cover nonperformance of UI’s customers, the amount paid by UI would be recovered directly from the customers who did not perform by deducting the amount from the funds that would be remitted to such customers for their performance in this program.

Cross-Sound Cable Company, LLC

UCI’s 25% share of the actual project cost for the Cross-Sound cable was $34.3 million as of June 30, 2005. UCI has provided an equity infusion of $10 million to Cross-Sound and UIL Holdings has a loan balance of $24.7 million, including capitalized interest, due from Cross-Sound as of June 30, 2005. In addition, UIL Holdings and UCI have provided two guarantees, in original amounts of $2.5 million and $1.3 million, in support of HQ guarantees to third parties in connection with the construction of the project.

The $2.5 million guarantee is in support of an HQ guarantee to the Long Island Power Authority (LIPA) to provide for damages in the event of a delay in the date of achieving commercial operation. There had been a delay in achieving the originally agreed upon date of commercial operation, primarily due to a Connecticut legislative moratorium on installing new gas and utility lines across Long Island Sound, which precluded the CDEP from considering applications related to submarine cables under Long Island Sound. UCI believes action or inaction of governmental, regulatory or judicial bodies qualify as events beyond its control and performance under the guarantee is not required. Further, on June 24, 2004, Cross-Sound executed a settlement agreement allowing for immediate commercial operation of the cable, as discussed below. Although retaining commercial operating status is contingent upon the satisfaction of certain provisions of the settlement agreement, no liability has been recorded related to this guarantee as UIL Holdings expects all provisions of the settlement agreement to be satisfied.

The $1.3 million guarantee is in support of an agreement under which Cross-Sound is providing compensation to shell fishermen for all losses, including loss of income, as a result of the installation of the cable (Shellfish Agreement). The payments to the fishermen are being made over a 10-year period, and the obligation under this guarantee reduces proportionately with each payment made. As of June 30, 2005, the remaining amount of the guarantee was $1.1 million. UIL Holdings has completed a probability weighted analysis based on the likelihood of certain events occurring that would cause UIL Holdings to be required to perform under this guarantee. This analysis resulted in a liability amount that was inconsequential, and as such, no liability has been recorded in UIL Holdings’ Consolidated Balance Sheet as of June 30, 2005.

 UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

Although the settlement agreement allows for commercial operation of the cable, such status is contingent upon the satisfaction of certain provisions set forth in the agreement. In particular, Cross-Sound was required to bring the cable into compliance with permit conditions as directed by the CDEP. This remediation was completed in January 2005 and consisted primarily of achieving the originally required burial depth in those areas deemed as “soft spots,” meaning the obstructions which originally prevented achievement of such depth were able to be removed without the use of techniques such as blasting. The cost of this remediation amounted to approximately $4 million. Additionally, the settlement agreement called for the parties to fund a collective amount of $6 million to a research and restoration fund for the Long Island Sound, all of which was funded.

With completion of all provisions of the settlement agreement for which Cross-Sound is responsible, the loan from UIL Holdings may be refinanced with external project financing. UCI will be responsible for 25% of any additional capital needs of the project.

Xcelecom, Inc.

Xcelecom, through one of its subsidiaries, has filed suit in New Jersey Superior Court against M. J. Paquet (Paquet), a general contractor doing business in the state of New Jersey, and Paquet’s surety, United States Fidelity & Guaranty Company. Paquet is the general contractor on a project with the New Jersey Department of Transportation and one of Xcelecom’s subsidiaries is the electrical subcontractor on the project. The project has been completed. Xcelecom alleges in its suit, among other causes of action, breach of contract, failure to comply with New Jersey’s Prompt Pay Act, and breach of trust. Xcelecom seeks to recover approximately $2.4 million in overdue payments, plus damages for delay and failure by Paquet to comply with New Jersey state law. Paquet has asserted numerous defenses to the suit, as well as various counterclaims. Pleadings are closed and discovery is in process. Xcelecom intends to vigorously pursue its suit against Paquet and its surety, and to defend against Paquet’s counterclaims. Xcelecom does not believe there is a likelihood of an adverse outcome as a result of Paquet’s counterclaims, and as such, no amount has been accrued for this matter in UIL Holdings’ Consolidated Financial Statements. There has been no reserve established against the receivable of approximately $2 million, as Xcelecom expects to collect the entire amount due on this contract, either directly from Paquet, or through the payment and performance bonds of Paquet’s surety.

 UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

The majority owner of BE has filed with the FERC an application for “Reliability Must Run” (RMR) status, which, if approved, could significantly increase BE’s revenues in 2005. UBE agrees with the majority owner that RMR would be beneficial to BE, but objected to the application because certain aspects of proposed related transactions between the majority owner and its affiliates, including DETM, are not in the best interests of BE. Therefore, in the first quarter of 2005, UBE notified the majority owner that it would pursue its contractual rights to sell its 33 1/3% interest to the majority owner at fair market value. The majority owner denied that the contractual preconditions for such a sale had been met, but on May 12, 2005, an arbitrator issued a decision determining that the contractual preconditions were met to allow UBE to sell its 33 1/3% interest to the majority owner at fair market value and that UBE effectively exercised its right to sell following a vote taken by BE’s management committee on February 9, 2005. The parties are now in the process of clarifying the methodology to be followed in appraising the fair market value of BE. The potential timing to complete, expenses associated with, and results of the appraisal of fair market value are not known at this time.

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

 UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(M) SEGMENT INFORMATION
(in Thousands)
	For the six months ended June 30, 2005
			Eliminations
	UI	Xcelecom	And Other	Total
Operating Revenues	$372,829	$185,589	$9	$558,427
Fuel and Energy	189,078	-	-	189,078
Operation and maintenance	95,148	190,272	3,211	288,631
Depreciation and amortization	32,660	2,267	29	34,956
Taxes - other than income taxes	19,560	1,264	3	20,827
Operating Income (Loss) From Continuing Operations	36,383	(8,214)	(3,234)	24,935

Other Income and (Deductions), net	4,130	2,107	750	6,987
Interest Charges, net	8,644	570	3,044	12,258

Income (Loss) From Continuing Operations Before Income
Taxes and Equity Earnings	31,869	(6,677)	(5,528)	19,664
Income tax expense (benefit)	15,097	(2,823)	(4,279)	7,995
Income (Loss) From Continuing Operations Before Equity Earnings	16,772	(3,854)	(1,249)	11,669
Income (Losses) from Equity Investments	121	-	(5,203)	(5,082)
Income (Loss) From Continuing Operations	16,893	(3,854)	(6,452)	6,587
Discontinued Operations, Net of Tax	-	-	-	-
Net Income (Loss)	$16,893	$(3,854)	$(6,452)	$6,587

	For the six months ended June 30, 2004
			Eliminations
	UI	Xcelecom	And Other	Total
Operating Revenues	$357,436	$152,668	$58	$510,162
Fuel and Energy	169,266	-	-	169,266
Operation and maintenance	94,643	150,658	2,554	247,855
Depreciation and amortization	31,257	2,380	-	33,637
Taxes - other than income taxes	19,604	1,065	17	20,686
Operating Income (Loss) From Continuing Operations	42,666	(1,435)	(2,513)	38,718

Other Income and (Deductions), net	5,936	510	466	6,912
Interest Charges, net	8,639	250	3,376	12,265

Income (Loss) From Continuing Operations Before Income
Taxes and Equity Earnings	39,963	(1,175)	(5,423)	33,365
Income tax expense (benefit)	18,233	(478)	(4,529)	13,226
Income (Loss) From Continuing Operations Before Equity Earnings	21,730	(697)	(894)	20,139
Income (Losses) from Equity Investments	132	-	(4,213)	(4,081)
Income (Loss) From Continuing Operations	21,862	(697)	(5,107)	16,058
Discontinued Operations, Net of Tax	-	-	49,808	49,808
Net Income (Loss)	$21,862	$(697)	$44,701	$65,866

 UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(M) SEGMENT INFORMATION
(in Thousands)

	For the three months ended June 30, 2005
			Eliminations
	UI	Xcelecom	And Other	Total
Operating Revenues	$185,913	$93,969	$5	$279,887
Fuel and Energy	93,911	-	-	93,911
Operation and maintenance	48,177	99,292	1,698	149,167
Depreciation and amortization	15,387	1,144	7	16,538
Taxes - other than income taxes	9,413	526	-	9,939
Operating Income (Loss) From Continuing Operations	19,025	(6,993)	(1,700)	10,332

Other Income and (Deductions), net	2,028	1,839	408	4,275
Interest Charges, net	4,383	330	1,532	6,245

Income (Loss) From Continuing Operations Before Income
Taxes Equity Earnings	16,670	(5,484)	(2,824)	8,362
Income tax expense (benefit)	7,678	(2,334)	(1,691)	3,653
Income (Loss) From Continuing Operations Before Equity Earnings	8,992	(3,150)	(1,133)	4,709
Income (Losses) from Equity Investments	66	-	(1,416)	(1,350)
Income (Loss) From Continuing Operations	9,058	(3,150)	(2,549)	3,359
Discontinued Operations, Net of Tax	-	-	-	-
Net Income (Loss)	$9,058	$(3,150)	$(2,549)	$3,359

	For the three months ended June 30, 2004
			Eliminations
	UI	Xcelecom	And Other	Total
Operating Revenues	$175,593	$85,120	$22	$260,735
Fuel and Energy	81,328	-	-	81,328
Operation and maintenance	46,202	83,748	1,177	131,127
Depreciation and amortization	14,953	1,194	-	16,147
Taxes - other than income taxes	9,599	339	3	9,941
Operating Income (Loss) From Continuing Operations	23,511	(161)	(1,158)	22,192

Other Income and (Deductions), net	2,326	145	141	2,612
Interest Charges, net	4,249	131	1,717	6,097

Income (Loss) From Continuing Operations Before Income
Taxes and Equity Earnings	21,588	(147)	(2,734)	18,707
Income tax expense (benefit)	9,407	(31)	(2,216)	7,160
Income (Loss) From Continuing Operations Before Equity Earnings	12,181	(116)	(518)	11,547
Income (Losses) from Equity Investments	66	-	(1,247)	(1,181)
Income (Loss) From Continuing Operations	12,247	(116)	(1,765)	10,366
Discontinued Operations, Net of Tax	-	-	48,365	48,365
Net Income (Loss)	$12,247	$(116)	$46,600	$58,731

Total Assets at June 30, 2005	$1,459,647	$199,992	$110,834	$1,770,473

Total Assets at December 31, 2004	$1,475,782	$197,234	$114,592	$1,787,608

 UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(N) GOODWILL AND OTHER INTANGIBLE ASSETS

As of June 30, 2005 and December 31, 2004, UIL Holdings maintains $73.2 million and $70.5 million, respectively, of goodwill related to Xcelecom that is no longer being amortized, and $4.7 million and $3.7 million, at June 30, 2005 and December 31, 2004, respectively, of identifiable intangible assets related to Xcelecom that continue to be amortized.

A summary of the change in UIL Holdings’ goodwill from December 31, 2004 to June 30, 2005 is as follows:

(Thousands of Dollars)	Total

Balance, January 1, 2005	$70,496
Goodwill acquired during the six months ended June 30, 2005	2,716
Balance, June 30, 2005	$73,212

The goodwill acquired during the six months ended June 30, 2005 pertains to deferred earn-out provision payments related to prior Xcelecom acquisitions. There were no impairments to the goodwill balances recognized during the six months ended June 30, 2005 and 2004.

As of June 30, 2005 and December 31, 2004, UIL Holdings’ intangible assets and related accumulated amortization consisted of the following:

	As of June 30, 2005
(Thousands of Dollars)	Gross	Accumulated Amortization	Net Balance
Intangible assets subject to amortization:
Non-compete agreements	$4,405	$3,928	$477
Backlog	256	256	-
Total	$4,661	$4,184	$477

	As of December 31, 2004
(Thousands of Dollars)	Gross	Accumulated Amortization	Net Balance
Intangible assets subject to amortization:
Non-compete agreements	$3,455	$3,442	$13
Backlog	256	256	-
Total	$3,711	$3,698	$13

The intangible asset balance is included in “Other Deferred Charges” on the Consolidated Balance Sheet.

UIL Holdings recorded amortization expense related to these intangible assets of $0.5 million and $0.6 million for the six months ended June 30, 2005 and 2004, respectively. Assuming there are no acquisitions or dispositions that occur in the future, the remaining intangible assets will be fully amortized in 2006. The estimated annual amortization expense is shown in the table below.

2005	2006	2007	2008	2009
(In Thousands)
$475	$2	-	-	-

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(O) DISCONTINUED OPERATIONS

On June 22, 2004, UIL Holdings completed the sale of APS to CheckFree, a leading provider of financial electronic commerce services and products, pursuant to the purchase agreement entered into between the parties on December 16, 2003. Accordingly, the results of APS for the three and six months ended June 30, 2004 have been reported as discontinued operations in the accompanying Consolidated Statement of Income and Consolidated Statement of Cash Flows.

A summary of the discontinued operations of APS follows (in thousands):

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004

Net operating revenues	$14,468	$36,659
Operating income (1)	3,077	5,643
Income before income taxes (1)	2,356	5,076
Income tax expense (1)	(518)	(1,524)
Income from discontinued operations, net of tax, excluding gain on sale	1,838	3,552
Gain on sale of discontinued operations, net of tax (2)	46,527	46,256
Net income from discontinued operations	$48,365	$49,808
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

(P) RELATED PARTY TRANSACTIONS

Arnold L. Chase, a Director of UIL Holdings since June 28, 1999, holds a beneficial interest in the building located at 157 Church Street, where UI leases office space for its corporate headquarters. UI’s lease payments for this office space for the six months ended June 30, 2005 and 2004 totaled $4.6 million and $4.8 million, respectively and for the three months ended June 30, 2005 and 2004 totaled $2.3 million and $2.6 million, respectively.

Cross-Sound, in which UCI holds a 25% minority interest investment, leases a parcel of land from UI. Cross-Sound’s lease payments to UI for this parcel amount to $0.1 million on an annual basis.

In connection with certain of the acquisitions of Xcelecom, certain of Xcelecom’s subsidiaries have entered into a number of related party lease arrangements for facilities with the former owners of companies acquired (or persons or entities related thereto), some of whom are current employees of Xcelecom. These lease agreements are for periods generally ranging from three to five years. Xcelecom’s payments related to these lease arrangements totaled $0.7 million and $0.8 million for the six months ended June 30, 2005 and 2004, respectively, and $0.4 million for each of the three months ended June 30, 2005 and 2004, respectively.

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

In the fourth quarter of 2004, UIL Holdings’ Board of Directors approved a plan to reorganize UIL Holdings’ Finance organization to reduce costs, improve process flow and better support its core utility operations. Following the sale of APS in June 2004, the strategic core of UIL Holdings has returned to its utility operations, along with the non-utility operations of Xcelecom. As a result, the accounting, treasury and corporate planning functions of UI and the holding company have been combined in an effort to gain operating efficiencies. In connection with this reorganization, UIL Holdings recorded employee termination costs in the fourth quarter of 2004 amounting to $2 million, which equated to approximately $0.08 per share, after-tax. As of June 30, 2005, a portion of these accrued restructuring costs have been reclassified to the accounts for UI’s non-qualified pension plan, as certain effected employees have elected to receive termination pay in the form of enhanced retirement benefits. The remaining accrued restructuring costs are expected to be settled later in 2005. On an annualized basis, this reorganization is expected to yield consolidated after-tax cost savings of approximately $0.04 per share, although the impact to 2005 will be somewhat lower due to the timing of employee departures.

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

On June 23, 2004, the DPUC approved UI’s request to amend its Purchased Power Adjustment Clause rate component to allow UI to apply the clause to special contract customers. The DPUC also approved a Purchased Power Adjustment rate of $0.000264 per kWh to be applied against special contract load to reflect the increased cost to serve these customers. This decision will allow UI to recover changes in the cost to procure energy as it relates to special contract customers through the generation service charge (GSC). The decision does not explicitly order the accounting for the increased costs of $0.8 million related to UI’s special contract customers for the period from January 1, 2004 through June 22, 2004 (the day before the effective date of the final decision). The actual costs for that period to procure power for UI’s special contracts are included in the revised annual competitive transition assessment (CTA)/systems benefits charge (SBC) reconciliation filing for 2004 which was filed with the DPUC in April 2005. UI believes that it is entitled to recovery of these amounts, as the 1998 Restructuring Legislation and the 2003 Restructuring Legislation provide that the distribution company is entitled to recover its full cost of procuring power for customers who do not choose an alternate supplier.

The DPUC’s December 18, 2003 final decision establishing UI’s transitional standard offer also included the DPUC’s approval of the implementation of Federally Mandated Congestion Costs (FMCC) charges on its customers’ bills. The decision established bypassable Federally Mandated Congestion Costs (BFMCC) charges and non-bypassable Federally Mandated Congestion Costs (NBFMCC) charges based on estimates, and indicated that the DPUC would true-up these estimated costs to UI’s actual expenditures through a semi-annual proceeding. By decision dated November 24, 2004, the DPUC authorized an FMCC cost recovery mechanism for the electric distribution companies. That decision recognizes that FMCC costs change from time to time, and that it is appropriate to provide a mechanism for the electric distribution companies to adjust the charges to customers that recover the companies’ FMCC costs. On December 22, 2004, the DPUC issued a final decision increasing the NBFMCC charge UI is authorized to collect from customers. The NBFMCC charge relates to “congestion costs” associated with not having adequate transmission infrastructure to move energy from the generating sources to the consumer. Because the purpose of the NBFMCC charge is for the electric distribution company to recover its actual NBFMCC costs on a pass-through basis, the DPUC decision provided for a true-up of NBFMCC costs and revenues on a semi-annual basis such that UI would recover all such charges incurred. The charge originally established for 2004 was based upon estimates that were made in 2003, and reflected estimated NBFMCC lower than were actually incurred. The decision increased the NBFMCC charge from $0.001652 per kWh to $0.012099 per kWh, effective January 1, 2005. This increase is intended to enable UI to recover both the forecasted ongoing NBFMCC costs and the $13.8 million deficit that resulted from the charge originally established being below the incurred costs. In February 2005, the DPUC initiated a semi-annual reconciliation proceeding relating to FMCCs and GSC. Based upon the increases for 2005 authorized in the December 22, 2004 decision, UI did not make a filing for another rate adjustment. The DPUC nonetheless included UI in the docket, and UI provided information on its actual FMCC costs and recovery. UI did not request a change to the FMCC charges. Hearings were held on April 25, 2005 and a draft decision was issued on July 29, 2005. The next reconciliation filing is to be made in August, for changes to be effective January 1, 2006.

On July 22, 2005, Connecticut’s Governor signed An Act Concerning Energy Independence, June Special Session, Public Act No. 05-1, which had been passed by the General Assembly in its June 2005 Special Session (“the Energy Independence Act”). The Energy Independence Act, which consists of forty sections varying in effective date from the date of enactment to October 1, 2005, adds to the items included in the definition of Federally Mandated Congestion Charges (“FMCCs,” formerly known as Federally Mandated Congestion Costs) and provides for incentives to promote the development of projects and resources that will reduce FMCCs and for the recovery of the costs of such incentives through the FMCC rate component on retail customers’ bills, makes certain changes to the prior electric restructuring legislation in the state, and makes other changes to the statutes administered by the DPUC. The DPUC has initiated proceedings, both uncontested and contested, to implement The Energy Independence Act. The DPUC will be required to determine what measures will reduce FMCCs, and to approve measures whose contribution to reduction of FMCCs is expected to outweigh the measures’ cost. These potential measures include “grid-side distributed resources,”“customer-side distributed resources,” new generation, and contracts with generation for capacity rights. In addition, the Energy Independence Act establishes Class III renewable energy resources, and related portfolio standards for generation services, in addition to the existing Class I and Class II renewable energy resources and portfolio standards. The Energy Independence Act provides for the waiving of electric back-up rates and gas delivery charges for qualifying customer-side distributed resources, with recovery of electric distribution company lost revenues through the FMCC rate component of bills. In order to encourage electric distribution companies to promote measures to reduce FMCCs, the Energy Independence Act provides for monetary awards to the electric distribution companies in whose service areas such measures are located. There is also provision for electric distribution companies to earn an incentive fee for procuring standard service and default service for the period 2007 and beyond, with the DPUC to establish the criteria for earning such incentive. While the ultimate impact of this legislation will be determined through the series of regulatory proceedings described above, UI will continue to assess the potential impacts of this legislation on its results of operations and financial condition.

On July 18, 2005, UI filed an application with the DPUC requesting an increase to UI’s electricity distribution rate for the first time in more than 10 years. The application also requests an increase in UI’s CTA rate. If approved by the DPUC as filed by UI, and by way of example only, the bills of residential customers using 500 kilowatt-hours per month would rise by approximately $4 per month in 2006.

The rate case filing supports UI’s application for a four-year plan under Conn. Gen. Stat. § 16-244c(b)(2)(C) that requires an electric distribution company to include in its application to amend rates, a “four-year plan for the provision of electric transmission and distribution services.”

In this case, UI is proposing that rates be set separately for each of the years 2006, 2007, 2008 and 2009. The need to increase rates results from the need to strengthen UI’s financial integrity and address workforce attrition issues, increases in operating costs and infrastructure planning and investment. UI requests that rates be established to reflect an increase in revenue requirements for its distribution rate component and applicable portion of CTA, compared to revenue requirements at then-current rates (i.e., what rates are expected to be absent this rate request), of approximately, $37.0 million in 2006, $4.4 million in 2007, $12.6 million in 2008, and $7.0 million in 2009. This approach would result in an average increase to overall bundled retail rates of 5.1% in 2006, 0.6% in 2007, 1.8% in 2008 and 1.0% in 2009. The increases in 2007, 2008 and 2009 are incremental to the prior year.

The Standard Filing Requirements (SFRs), submitted by UI in the filing, reflect an 11.6% return on equity (ROE) for 2006 through 2009, and a ratemaking capital structure of 52% equity and 48% debt. Currently, UI has an approved ROE of 10.45% and a ratemaking capital structure of 47% equity and 53% debt.

 The basic elements of the proposed plan are as follows:

•
Rates are established for each year separately, in accordance with the ratemaking principles of Connecticut General Statute § 16-19e, based upon the costs, revenues and capital structure set forth in the SFRs for each year.

•
In accordance with past practice, the equity return and capital structure for the CTA is adjusted to the approved distribution equity return and capital structure, and CTA rates are adjusted accordingly.

•	CTA rates are also adjusted for the impacts associated with the newly enacted Connecticut Corporation Business Tax surcharge.
•
Transmission rates will be set and adjusted in a separate proceeding in accordance with FERC requirements and recently-enacted legislation in the State of Connecticut that provides for the retail transmission rate-setting process to track the FERC approved transmission revenue requirements.

•
UI retains actual earnings (measured on a calendar year basis) above the authorized return, for the first 100 basis points, and shares with customers on a 50/50 basis thereafter. The customers’ share is credited to accelerated amortization of stranded cost balances.

•
UI absorbs the adverse impact of actual earnings below the authorized return except as the Company may seek rate relief in accordance with Connecticut statutes and constitutional ratemaking principles.

The DPUC will establish a schedule, including public hearings, as the next steps in the rate request process. Given the time necessary to conduct a rate case, UI has assumed the proceeding will be concluded in December and the new rates will be charged beginning January 2006. Additional information regarding this rate request can be viewed on the DPUC’s website at www.state.ct.us/dpuc/ by selecting docket number 05-06-04.

UI expects to file a revised local network service transmission tariff with the FERC in the third quarter of 2005. UI will seek to recover its transmission revenue requirements on a prospective basis, subject to reconciliation with actual revenue requirements. Under UI’s current transmission tariff, the annual period during which wholesale transmission rates are effective begins after the annual period used to calculate the required transmission rates. The proposed changes to the tariff are expected to reduce the lag between the time transmission-related costs are incurred and the period in which rates are effective. In addition, UI will seek to include 50% of construction work in progress in transmission rate base to improve cash flow during design and construction of transmission facilities.

On July 6, 2005, the Governor signed An Act Concerning the Department of Transportation, Public Act No. 05-210 (the 2005 Transportation Act), which had been passed by the General Assembly in June 2005. Section 28 of this legislation, effective from enactment, amends § 13a-126 of the Connecticut statutes. This section provides that the state shall bear no part of the cost to readjust, relocate or remove an electric transmission line buried within a public highway right-of-way where such action is required by a state highway project, but also provides that the state shall consider such costs in selecting a final project design in order to minimize the overall cost incurred by the state and the electric distribution company. As a result, the electric distribution company’s costs of readjustment, relocation or removal will be included in tariffs, for collection from customers. Section 30 of the 2005 Transportation Act amends § 16-19b of the Connecticut statutes to establish a “transmission tracker” mechanism, much like the existing adjustment mechanisms under this statutory section. Section 30 provides for the DPUC to adjust an electric distribution company’s retail transmission rate periodically to “track” and recover the transmission costs, rates, tariffs and charges approved by the FERC. This section will allow UI to make an annual filing with the DPUC to reset UI’s retail transmission rate shortly after UI’s annual FERC transmission revenue requirements filing. This legislation mitigates the existing lag between changes in UI’s FERC-approved transmission revenue requirements and its retail transmission rate. UI expects to file an application with the DPUC during the third quarter of 2005 seeking to implement this legislation, establishing a transmission adjustment mechanism and utilizing the most recent FERC-approved transmission revenue requirements to establish UI’s retail transmission rate. UI anticipates that its new retail transmission rate can be determined, and UI will begin to charge the new rate, as of January 1, 2006.

In August 2005, President Bush signed the Energy Policy Act of 2005 (Energy Act).  The Energy Act repeals the Public Utility Holding Company Act, which will impact UIL Holdings, and includes numerous provisions which may affect UI, some of which include 1) reducing depreciable lives for newly constructed electric transmission lines, 2) establishing an electric reliability organization responsible for reliability standards, subject to FERC jurisdiction, approval and enforcement, 3) authorizing limited FERC backstop siting authority for interstate transmission projects in federally-designated transmission corridors, and 4) requiring the FERC to issue a rule that provides transmission rate incentives to promote capital investment and provides for recovery of all prudent costs of complying with mandatory reliability standards and costs related to transmission infrastructure development. UI is in the process of assessing the potential impact this legislation may have on its financial condition, capital improvement plan and future results of operations.

Operations

In implementing the 1998 Restructuring Legislation, UI established a Distribution Division and other “unbundled” components for accounting purposes, to reflect other unbundled components on customer bills. Initially, the Distribution Division included both transmission and distribution. For regulatory purposes, UI has now separated transmission and distribution into separate divisions for accounting purposes. Changes to income and expense items related to transmission and distribution have an immediate net income and earnings per share impact, while changes to items in “other unbundled utility components” do not. The other components are the CTA, the SBC, the GSC, the conservation and load management (C&LM) charge, and renewable energy investment (REI) charge. In accordance with the September 26, 2002 Rate Case decision, the CTA and SBC both earn a 10.45% return on the equity portion of their respective rate bases. Those returns were achieved either by accruing additional amortization expenses, or by deferring such expenses, as required to achieve the authorized return. Amortization expenses in the CTA and SBC components impact earnings indirectly through changes to rate base. The GSC, C&LM and REI are essentially pass-through components (revenues are matched to recover costs). Except for the procurement fee in the GSC, which is discussed in further detail in UIL Holdings’ Annual Report on Form 10-K for the year ended December 31, 2004, and a small management fee earned in the C&LM component, expenses are either accrued or deferred or revenues are transferred such that there is no net income associated with these three unbundled components.

UI’s CTA collection recovers costs that have been reasonably incurred, or will be incurred, to meet its public service obligations and that will likely not otherwise be recoverable in a competitive market. These “stranded costs” include above-market long-term purchased power contract obligations, regulatory asset recovery and above-market investments in power plants. Subject to future regulatory changes to the CTA rate, significant load growth, or to the level of amortization, CTA revenues are expected to remain relatively constant, with amortization increasing over time as the earnings trend downward due to the decreasing CTA rate base. A significant amount of UI’s earnings is generated by the authorized return on the equity portion of as yet unamortized stranded costs in the CTA rate base. UI’s earnings per share attributable to CTA for the six months ended June 30, 2005 and 2004 were $0.45 and $0.48, respectively. A significant portion of UI’s cash flow from operations is also generated from those earnings and from the recovery of the CTA rate base. Cash flow from operations related to CTA amounted to $13 million for each of the six months ended June 30, 2005 and 2004, respectively. The CTA rate base has declined from year to year for a number of reasons, including: amortization of stranded costs, the sale of the nuclear units, and adjustments made through the annual DPUC review process. The original rate base component of stranded costs, as of January 1, 2000, was $433 million. It has since declined to $413 million at year-end 2000, $373 million at year-end 2001, $303 million at year-end 2002, $279 million at year-end 2003, $267 million at year-end 2004 and $261 million as of June 30, 2005. The 2004 result is subject to DPUC review, pursuant to an annual review of UI’s CTA revenues and expenses, and may be adjusted in accordance with that review. Based upon UI’s filings and the DPUC’s decisions in prior annual CTA reconciliation dockets, UI does not expect the results of this reconciliation docket to have a material effect on UI. In the future, UI’s CTA earnings will decrease while, based on UI’s current projections, cash flow will remain fairly constant until stranded costs are fully amortized between 2013 and 2015, depending primarily upon the DPUC’s future decisions which could affect future rates of stranded cost amortization.

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

In April 2005, the Connecticut Siting Council (CSC) approved a project to construct a 345-kiloVolt transmission line from Middletown, Connecticut, to Norwalk, Connecticut, which was jointly proposed by UI and The Connecticut Light and Power Company (CL&P). This project is expected to improve the reliability of the transmission system in southwest Connecticut. The two companies are working together for certain permitting, and will each construct, own and operate its respective portion of the transmission line and related facilities. UI will construct, own, and operate transmission and substation facilities comprising approximately 20% of the total project. UI’s current estimate for its share of the project cost is approximately $180 million to $215 million (excluding allowance for funds used during construction). Based on the current projected schedule of construction, the project is expected to be completed in 2009. Upon project completion, UI’s rate base will have increased by approximately $220 million to $260 million, an increase of more than 200% relative to UI’s current net transmission assets. When UI’s investment is included in rate base for ratemaking purposes, UI will begin to earn a return on, and commence recovery of, its investment. Other governmental permitting, together with approvals from ISO-New England (ISO-NE), will be required for the project. The total project cost and timing of completion could change depending on other permit requirements. UI’s costs for the project are expected to be included in and recovered through transmission rates under FERC jurisdiction.

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

Risk Management and Insurance

UI’s primary risk management and insurance exposures include bodily injury, property damage, fiduciary responsibility, and injured workers’ compensation. UI is insured for general liability, automobile liability, property loss, fiduciary liability and workers’ compensation liability. UI’s general liability and automobile liability programs provide insurance coverage for third party liability claims for bodily injury (including “pain and suffering”) and property damage, subject to a deductible. Losses up to the deductible amounts are accrued based upon UI’s estimates of the liability for claims incurred and an estimate of claims incurred but not reported. UI reviews the general liability reserves quarterly to ensure the adequacy of those reserves. The reserve is based on historical claims, business events, industry averages and actuarial studies. Insurance liabilities are difficult to assess and estimate due to unknown factors such as claims incurred but not reported and awards greater than expected; therefore, reserve adjustments may become necessary as cases unfold. UI insures its property subject to deductibles depending on the type of property. UI’s fiduciary liability program and workers’ compensation program provide insurance coverage, subject to deductibles as well. As with other companies, UI has seen significant increases in its workers’ compensation premiums in the past several years.

Xcelecom, Inc.

The principal factors affecting the financial results of Xcelecom and its subsidiaries are (1) construction and technology spending in Xcelecom markets; (2) competition; (3) fixed-priced contract estimation and bidding; (4) work-related hazards and insurance; (5) attracting and retaining management expertise; (6) overall liquidity and ability to obtain surety bonding, and (7) risks of attaining required labor productivity levels to meet or exceed contract estimates. Additional risk factors include general economic conditions, the pace of technological changes, recoverability and potential for impairment of goodwill, and collectibility of receivables. These factors are discussed in further detail in UIL Holdings’ Annual Report on Form 10-K for the year ended December 31, 2004. Those factors which have had significant developments since December 31, 2004 are discussed further below.

Xcelecom’s contracts are generally awarded on the basis of competitive bids. The final terms and prices of those contracts are frequently negotiated with the customer. Although contract terms vary considerably, most are made on either a fixed price or unit price basis in which Xcelecom agrees to do the work for a fixed amount for the entire project (fixed price) or for units of work performed (unit price), although services are sometimes performed on a cost-plus or time and materials basis. Xcelecom’s most significant cost drivers are the cost of labor, including employee benefits, the cost of products and materials, and the cost of casualty insurance. These costs may vary from the costs originally estimated. Variations from estimated contract costs along with other risks inherent in performing fixed price and unit price contracts may result in actual revenue and gross profits for a project differing from those originally estimated and could result in losses on projects. Depending on the size of a particular project, variations from estimated project costs could have a significant impact on operating results for any fiscal quarter or year. During the first six months of 2005, Xcelecom recognized approximately $9 million in pre-tax project losses due to cost overruns. The project losses were incurred on projects at Allan/Briteway Electrical Contractors, Inc. (Allan/Briteway), a New Jersey based subsidiary of Xcelecom. Management has reviewed these projects and determined that the write-downs resulted mainly from operational problems associated with merging the Allan and Briteway organizations in early 2005. One of the major reasons for the decision to merge the entities was the expected synergies that would be realized in the workforce. There had been rapid growth in Briteway’s work volume in the year prior to that merger, while during the same period, Allan’s growth lagged. As a result of the merger, however, there were unforeseen staffing turnovers which led to overburdened project management. The result was a breakdown in project oversight. Labor cost overruns were the principal source of the project write-downs. Management is taking actions to remediate this operational issue at Allan/Briteway which include 1) establishing project budgets in sufficient detail to track work categories by task, system or phase, 2) incorporating a turn-over of the awarded job estimate to the project manager with the appropriate detail, scope and schedule in order to manage the project, and 3) ensuring adequate levels of management staffing and oversight are maintained. Upon discovery of this operational weakness, UIL Holdings performed additional analysis regarding the project write-downs and determined that approximately $1.9 million of the project write-downs incurred at Xcelecom should have been recognized in the first quarter of 2005. Although it was determined that $1.9 million of project write-downs should have been recognized in the first quarter of 2005, as discussed below, there was a gain related to an insurance recovery settlement that also should have been recorded in the first quarter of 2005. The net amount of these two items is not material to the financial results of UIL Holdings for the first quarter of 2005. The project losses may be partially offset by pending change orders and claims, for which all costs have been recognized, but which have not been included in projected earnings.

Hazards related to Xcelecom's industry include, but are not limited to, electrocutions, fires, mechanical failures, and transportation accidents. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment, and may result in suspension of operations. Xcelecom's third-party insurance is subject to large deductibles for which reserves are established. Xcelecom believes its insurance and provisions for self-insurance of deductibles are adequate to cover reasonably foreseeable losses and liabilities. Losses impacting self-insurance provisions or exceeding insurance limits could impact Xcelecom's operating results. One of Xcelecom’s subsidiaries was affected by the 2004 hurricanes in Florida and in the second quarter of 2005 it received final settlement of claims related to the hurricanes. Total recovery from insurance policies for physical premises damage and business interruption amounted to $2.5 million.  In performing additional analysis related to this insurance recovery, it was determined that approximately $1.7 million of this insurance recovery settlement should have been recognized as a gain at Xcelecom in the first quarter of 2005.

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

Cost Drivers

As a service business, Xcelecom’s cost structure is highly variable. Primary costs include labor, materials and insurance. Approximately 50% of costs are derived from labor and related expenses. For the six months ended June 30, 2005 and 2004, labor-related expenses totaled $95.2 million and $78.4 million, respectively.

Approximately 37% of Xcelecom’s costs incurred are for materials installed on projects and equipment and other products sold to customers. This component of the expense structure is variable based on the demand for services. Costs are generally incurred for materials once work begins on a project or a customer order is received. Materials are ordered when needed, shipped directly to the jobsite or customer facility, and installed within 30 days. Materials consist of commodity-based items such as conduit, pipe, data cabling, wire and fuses as well as specialty items such as fixtures, switchgear, switches and routers, servers and control panels. For the six months ended June 30, 2005 and 2004, material and equipment expenses totaled $70 million and $53 million, respectively.

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

UCI’s 25% share of the actual project cost for the Cross-Sound cable was $34.3 million as of June 30, 2005. UCI has provided an equity infusion of $10 million to Cross-Sound and UIL Holdings has a loan balance of $24.7 million, including capitalized interest, due from Cross-Sound as of June 30, 2005. With the completion of all provisions of the settlement agreement for which Cross-Sound is responsible, the loan from UIL Holdings may be refinanced with external project financing. In addition, two guarantees have been provided by UIL Holdings and UCI with original amounts totaling $3.8 million, in support of Hydro-Quebec’s guarantees to third parties in connection with the construction of the project (see “Notes to Consolidated Financial Statements - Note (J), Commitments and Contingencies - Cross-Sound Cable Company, LLC,” for further discussion of these guarantees). UCI will be responsible for 25% of any additional capital needs of the project.

Following execution of the settlement agreement, the existing contract between Cross-Sound and Long Island Power Authority for the entire capacity of the transmission line has been amended to increase the overall term of the agreement from 20 years to 28 years by means of adding an initial three-year period at the current reduced rates, and an additional five years to the end of the contract term, at full rates. This amendment was formally approved by the New York State Comptroller in the first quarter of 2005.

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

United Bridgeport Energy, Inc.

UBE holds a 33 1/3% ownership interest in Bridgeport Energy LLC (BE), the owner of a gas-fired 520 MW merchant wholesale electric generating facility located in Bridgeport, Connecticut. The principal factors which affect the financial condition of UBE are natural gas prices, Connecticut energy prices, maintenance costs and installed capability (ICAP) revenues. As UBE holds a minority interest in BE, there are additional risk factors associated with the activities of the majority owner. The majority owner of BE is an affiliate of Duke Energy. Another affiliate of Duke Energy owns a 60% interest in Duke Energy Trading and Marketing (DETM), which is a joint venture with Exxon Mobil Corporation. BE has an agreement through August 2018 with DETM that gives DETM the right to deliver natural gas to the facility and market all the electricity generated by the facility. DETM reimburses BE under a formula based on the difference between gas costs and electric prices.

The majority owner of BE has filed with the FERC an application for “Reliability Must Run” (RMR) status, which, if approved, could significantly increase BE’s revenues in 2005. UBE agrees with the majority owner that RMR would be beneficial to BE, but objected to the application because certain aspects of proposed related transactions between the majority owner and its affiliates, including DETM, are not in the best interests of BE. Therefore, in the first quarter of 2005, UBE notified the majority owner that it would pursue its contractual rights to sell its 33 1/3% interest to the majority owner at fair market value. The majority owner denied that the contractual preconditions for such a sale had been met, but on May 12, 2005, an arbitrator issued a decision determining that the contractual preconditions were met to allow UBE to sell its 33 1/3% interest to the majority owner at fair market value and that UBE effectively exercised its right to sell following a vote taken by BE’s management committee on February 9, 2005. The parties are now in the process of clarifying the methodology to be followed in appraising the fair market value of BE. The potential timing to complete, expenses associated with, and results of the appraisal of fair market value are not known at this time.

On May 20, 2005, BE requested a June 1, 2005 effective date for RMR from the FERC. DETM had announced that it was unwilling under RMR to continue to purchase gas and market electricity generated by the facility. Therefore, without terminating the DETM contract, BE engaged another Duke affiliate, Duke Energy Marketing America (DEMA), which is 100% owned by Duke, to purchase gas and market the electricity produced by BE during RMR. Until the DETM agreement is terminated, or DETM is reinstated as gas purchaser and energy marketer, BE must pay DETM a “bypass” fee each month based upon energy produced.

On July 19, 2005, the FERC conditionally accepted the proposed RMR Agreement, made it effective June 1, 2005, subject to refund, and established hearing and settlement judge procedures to determine the benefit, if any, BE would receive under RMR. Consequently, effective June 1, 2005, BE has been paying the “bypass” fee to DETM, which amounts to approximately $0.5 million per month. Hearing and settlement-judge procedures at the FERC are to address issues of whether BE has realized true losses each year since commencing operation in 1999; and whether the proposed RMR Agreement is necessary to prevent deactivation of the plant. The FERC found, however, that the plant is needed for reliability. Other issues affecting the RMR cost-of-service calculation include whether corporate income taxes are proper to include in plant costs, whether rates should be set using a level basis, and whether the energy management fee is appropriate.

Although routine maintenance is performed on the plant on a regular basis, in March 2005 the plant was brought offline for the first phase of a major scheduled overhaul which was completed on April 2, 2005. The second phase is expected to be completed in the fall of 2005. As a result of the outage, BE required additional capital from its owners to cover 2005 costs associated with this overhaul. UBE provided a capital contribution of $2 million in February 2005 and an additional $0.3 million in the second quarter of 2005. Based on current projections, no additional capital contributions are expected in 2005.

The ICAP market is designed to offer an incentive to maintain availability of adequate generating capacity. BE receives ICAP revenues from energy marketers based on the plant’s installed capacity. The plant began initial operation with a multi-year contract for ICAP. Since the contract ended in 2002, BE has only been able to sell its ICAP in the forward month market at a much lower price, reducing ICAP revenues by approximately 75% to 85%. The FERC has directed ISO-NE to develop a Locational ICAP Market, with the intent to provide higher capacity payments to generators within designated congestion areas. The FERC referred certain matters for determination by an Administrative Law Judge (ALJ) and that ALJ issued a decision on June 16, 2005 that supported the ISO-NE Locational ICAP proposal and the January 1, 2006 implementation date. The FERC process includes a period for rebuttal and response before this decision is implemented. The decision concerning Locational ICAP is being contested by various parties. The full impact of Locational ICAP is not known at this time.

Results at UBE continue to be hampered by high natural gas prices that drive down both margins and sales volumes at BE, as well as the absence of a viable capacity market to provide incentive for generating plants to remain available. Although natural gas prices have remained at elevated levels in recent years, DOE Annual Energy Outlook projections show improving conditions in the future. In addition, Locational ICAP is expected to provide compensation to the plant for its availability. Based on these projections, no conditions were noted to give rise to an impairment with respect to the current $73.5 million carrying value of UBE’s investment in BE. UBE will continue to monitor its investment in BE for recoverability, as changes in the projections considered could have a negative impact on the carrying value of the investment in the future.

As the majority owner of BE, Duke Energy’s affiliate is responsible for the daily operations and administration of the plant, including all accounting and financial reporting functions of BE. As a minority interest owner, UBE relies on the financial reports provided by BE to record its appropriate share of income or losses of BE. During 2004, results at BE were negatively impacted by a number of accounting adjustments related to prior years. The completion of the annual independent audit of BE’s 2003 and 2004 financial statements is still pending, and there could be additional adjustments as a result of the audit. UBE conducted an audit of BE during 2004 and is discussing its findings with the majority owner and DETM. Resolution of these issues is expected in 2005 and could potentially have a favorable impact on the results of operations of UBE.

 LIQUIDITY AND CAPITAL RESOURCES

UIL Holdings generates its capital resources primarily through operations. At June 30, 2005, UIL Holdings had $14 million of unrestricted cash and temporary cash investments. This represents a decrease of $26.2 million from the corresponding balance at December 31, 2004. The components of this decrease, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

(In Millions)

Balance, December 31, 2004	$40.2

Net cash provided by operating activities of continuing operations	15.9

Net cash provided by (used in) investing activities of continuing operations:
- Non-utility minority interest investments	(2.3)
- Cash invested in plant	(20.7)
- Deferred payments in prior acquisitions	(4.1)
- Change in restricted cash	(0.2)
- Loan to Cross-Sound Cable Project	0.2
(27.1)

Net cash provided by (used in) financing activities of continuing operations:
- Financing activities, excluding dividend payments	5.9
- Dividend payments	(20.9)
(15.0)

Net Change in Cash	(26.2)

Balance, June 30, 2005	$14.0

The unrestricted cash position of UIL Holdings decreased by $26.2 million from December 31, 2004 to June 30, 2005, as cash provided by operations and net proceeds from short-term borrowings was supplemented by existing cash on hand to cover a variety of investing and financing activities. Cash used in investing activities during the first six months of 2005 consisted primarily of capital expenditures of $21.5 million, mainly by UI for distribution infrastructure. In addition, a $2.3 million contribution was made to BE, which represented UBE’s share of additional capital required by the plant to cover costs associated with an outage related to the first phase of a scheduled major overhaul. Investing activities also included $4.1 million of deferred non-compete and earn-out provision payments related to prior Xcelecom acquisitions. Financing activities during the first six months of 2005 included the quarterly dividend payments on UIL Holdings common stock totaling $20.9 million and a $4.3 million principal payment on UIL Holdings’ long-term debt. In addition to these investing and financing activities, UI made a contribution of $7.9 million to the qualified pension plan, which is included in the cash provided by operating activities presented above.

The following table presents a summary of the amounts available under the credit facilities of UIL Holdings and Xcelecom as of June 30, 2005:

	UIL Holdings	Xcelecom
	(in millions)

Credit lines available	$100	$30
Less: Credit line advances outstanding	15	3
Less: Credit facility supporting standby letters of credit	-	6
Less: Credit facility supporting capital equipment funding	-	1
Available Credit	$85	$20

UIL Holdings provided a capital contribution to Xcelecom in the amount of $5 million to ensure Xcelecom would maintain compliance with its borrowing covenants. Funding for this contribution was provided through an advance on UIL Holdings’ credit line.

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

Contractual and Contingent Obligations

At June 30, 2005 there was no material change in contractual and contingent obligations of UIL Holdings and its subsidiaries from those reported in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

CRITICAL ACCOUNTING POLICIES

UIL Holdings’ Consolidated Financial Statements are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. UIL Holdings believes that investors need to be aware of these policies and how they impact UIL Holdings’ financial reporting to gain a more complete understanding of UIL Holdings’ Consolidated Financial Statements as a whole, as well as management’s related discussion and analysis presented herein. While UIL Holdings believes that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2004 are those that depend most heavily on these judgments and estimates. At June 30, 2005, there have been no material changes to any of the Critical Accounting Policies described therein.

OFF-BALANCE SHEET ARRANGEMENTS

UIL Holdings and its subsidiaries occasionally enter into guarantee contracts in the ordinary course of business. At the time a guarantee is provided, an analysis is performed to assess the expected financial impact, if any, based on the likelihood of certain events occurring that would require UIL Holdings to perform under such guarantee. Subsequent analysis is performed on a periodic basis to assess the impact of any changes in events or circumstances. If such an analysis results in an amount that is inconsequential, no liability is recorded on the balance sheet related to the guarantee. As of June 30, 2005, UIL Holdings had certain guarantee contracts outstanding for which no liability has been recorded in the Consolidated Financial Statements (see Part I, Item 1, “Financial Statements - Notes to Consolidated Financial Statements - Note (J), Commitments and Contingencies,” of this Form 10-Q for further discussion of such guarantees).

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

RESULTS OF OPERATIONS

Second Quarter 2005 vs. Second Quarter 2004

UIL Holdings Corporation Results of Operations: Second Quarter 2005 vs. Second Quarter 2004

UIL Holdings’ earnings from continuing operations for the second quarter of 2005 decreased by $7 million, or $0.49 per share, compared to the second quarter of 2004. Net income from discontinued operations decreased by $48.4 million, or $3.37 per share, as the sale of APS was completed in the second quarter of 2004. Total earnings for the second quarter of 2005, including discontinued operations, decreased by $55.4 million, or $3.86 per share, from the same period of 2004.

The decrease in earnings from continuing operations was mainly due to the absence of 2004 non-recurring gains at UI related to a DPUC decision allowing partial recovery of increased pension and post-retirement benefit expense, a settlement by ISO-NE related to a review of the allocation of New England Power Pool transmission revenues to member companies, and the resolution of tax and other post-closing issues related to UI’s sale of Seabrook Station. In addition, second quarter 2005 results at Xcelecom were negatively impacted by project losses.

The table below represents a comparison of UIL Holdings’ Net Income and Earnings per Share (EPS) for the second quarter of 2005 and the second quarter of 2004. The information presented in this table is a non-GAAP presentation. UIL Holdings believes this information is useful in understanding the fluctuations in earnings per share between the current and prior year periods. The amounts presented show the earnings per share from continuing operations for each of UIL Holdings’ lines of business, calculated by dividing the income from continuing operations of each line of business by the number of average shares of UIL Holdings common stock outstanding for the periods presented. The earnings per share tables presented in “The United Illuminating Company Results of Operations” and “Non-Utility Results of Operations” for all periods presented are calculated on the same basis and reconcile to the amounts presented in this table. The total earnings per share from continuing operations and discontinued operations in this table are presented on a GAAP basis.

	Quarter Ended June 30, 2005	Quarter Ended June 30, 2004	2005 more (less) than 2004
			Amount	Percent
Net Income (In Millions except Percents and Per Share Amounts)
UI	$9.1	$12.3	$(3.2)	(26)%
Non-Utility	(5.7)	(1.9)	(3.8)	(200)%
Total Net Income from Continuing Operations	$3.4	$10.4	$(7.0)	(67)%
Discontinued Operations	-	48.4	(48.4)	(100)%
Total Net Income	$3.4	$58.8	$(55.4)	(94)%

EPS
UI	$0.62	$0.85	$(0.23)	(27)%
Non-Utility	(0.39)	(0.13)	(0.26)	(200)%
Total EPS from Continuing Operations - Basic	$0.23	$0.72	$(0.49)	(68)%
Discontinued Operations	-	3.37	(3.37)	(100)%
Total EPS - Basic	$0.23	$4.09	$(3.86)	(94)%
Total EPS - Diluted (Note A)	$0.23	$4.08	$(3.85)	(94)%

Note A: Reflecting the effect of dilutive stock options, performance shares and restricted stock. Dilutive securities did not dilute earnings from continuing operations for the three months ended June 30, 2005 or 2004. Dilutive securities diluted the earnings from discontinued operations by $0.01 per share for the three months ended June 30, 2004.

The following table presents a line-by-line breakdown of revenue and expenses from UIL Holdings’ Consolidated Statement of Income by subsidiary, including comparisons between the second quarter of 2005 and the second quarter of 2004. Significant variances are explained in the discussion and analysis of individual subsidiary results that follow.

	Quarter Ended	Quarter Ended	2005 more (less)
(In Millions)	Jun. 30, 2005	Jun. 30, 2004	than 2004
Operating Revenues
UI from operations	$185.9	$175.6	$10.3
Xcelecom	94.0	85.1	8.9
Minority Interest Investment & Other (1)	-	0.1	(0.1)
Total Operating Revenues	$279.9	$260.8	$19.1

Fuel and energy expenses - UI	$93.9	$81.4	$12.5

Operation and maintenance expenses
UI	$48.1	$46.2	$1.9
Xcelecom	99.3	83.8	15.5
Minority Interest Investment & Other (1)	1.7	1.1	0.6
Total operation and maintenance expenses	$149.1	$131.1	$18.0

Depreciation and amortization expenses
UI	$7.5	$7.3	$0.2
Xcelecom	0.9	0.8	0.1
Subtotal depreciation	8.4	8.1	0.3
Amortization of regulatory assets - UI	7.8	7.7	0.1
Amortization - Xcelecom	0.3	0.3	-
Total depreciation and amortization expenses	$16.5	$16.1	$0.4

Taxes - other than income taxes
UI - State gross earnings tax	$6.0	$6.2	$(0.2)
UI - other	3.4	3.4	-
Xcelecom	0.5	0.4	0.1
Total taxes - other than income taxes	$9.9	$10.0	$(0.1)

	Quarter Ended	Quarter Ended	2005 more (less)
(In Millions)	Jun. 30, 2005	Jun. 30, 2004	than 2004
Other Income (Deductions)
UI	$2.0	$2.4	$(0.4)
Xcelecom	1.8	0.2	1.6
Minority Interest Investment & Other (1)	0.5	(0.1)	0.6
Total Other Income (Deductions)	$4.3	$2.5	$1.8

Interest Charges
UI	$4.0	$3.8	$0.2
UI - Amortization: debt expense, redemption premiums	0.4	0.4	-
Xcelecom	0.3	0.2	0.1
Minority Interest Investment & Other (1)	1.6	1.6	-
Total Interest Charges	$6.3	$6.0	$0.3

Income Taxes
UI	$7.7	$9.3	$(1.6)
Xcelecom	(2.3)	(0.1)	(2.2)
Minority Interest Investment & Other (1)	(1.7)	(2.1)	0.4
Total Income Taxes	$3.7	$7.1	$(3.4)

Income (Losses) from Equity Investments
UI	$-	$-	$-
Minority Interest Investment (2)	(1.4)	(1.2)	(0.2)
Total Income (Losses) from Equity Investments	$(1.4)	$(1.2)	$(0.2)

Net Income
UI	$9.1	$12.3	$(3.2)
Xcelecom	(3.2)	(0.1)	(3.1)
Minority Interest Investment & Other (1) (2)	(2.5)	(1.8)	(0.7)
Subtotal Net Income from Continuing Operations	3.4	10.4	(7.0)
Discontinued Operations	-	48.4	(48.4)
Total Net Income	$3.4	$58.8	$(55.4)

(1)
The category "Minority Interest Investment and Other" includes amounts recognized at the non-utility businesses in relation to their minority interest investments, as well as unallocated holding company costs.

(2)	Includes income (losses) recognized at the non-utility businesses in relation to their minority interest investments.

The United Illuminating Company Results of Operations: Second Quarter of 2005 vs. Second Quarter of 2004

	Quarter Ended June 30, 2005	Quarter Ended June 30, 2004	2005 more (less) than 2004
			Amount	Percent
EPS from operations
Total UI - basic	$0.62	$0.85	$(0.23)	(27)%
Total UI - diluted (Note A)	$0.62	$0.85	$(0.23)	(27)%
Retail Sales*	1,396	1,385	11	1%
Weather Impact* (Note B)	(4)	16	(20)	(2)%
Retail Sales - Normalized*	1,392	1,401	(9)	(1)%
* Millions of kilowatt-hours
Note A: Reflecting the effect of dilutive stock options, performance shares and restricted stock.
Note B: Percentage change reflects impact to total retail sales.

UI’s net income was $9.1 million, or $0.62 per share, in the second quarter of 2005, compared to $12.3 million, or $0.85 per share, in the second quarter of 2004. The decrease in earnings as compared to the second quarter of 2004 is mainly attributable to a number of non-recurring items recognized in the second quarter of 2004, specifically: (1) a $0.08 per share gain from a settlement by ISO-NE related to a review of the allocation of New England Power Pool transmission revenues to member companies, (2) a $0.05 per share gain due to the resolution of tax and other post-closing issues related to UI’s sale of Seabrook Station and (3) $0.05 per share related to the DPUC’s decision allowing partial recovery of increased pension and post-retirement benefits expenses for a portion of 2004.

Overall UI’s revenue increased by $10.3 million, from $175.6 million in the second quarter of 2004, to $185.9 million in the second quarter of 2005. Retail revenue increased $16.3 million due mainly to the impact of an average 7.9% price increase effective January 1, 2005 resulting from various DPUC decisions (see “Major Influences - The United Illuminating Company - Legislation & Regulation,” for further discussion). The price increase allowed UI to collect certain FMCC charges from customers to offset higher costs of procuring energy (see fuel and energy expense discussion below). In addition, prior year retail revenues reflected the net activity increasing the GSC “working capital allowance,” established in a DPUC decision which reduced 2004 retail revenues by $2.4 million. In 2005, changes in the GSC working capital allowance are classified as other revenues, as noted below. Weather had a favorable impact on kilowatt-hour volume consumption in the second quarter of 2005, as compared to the same period of 2004. However, excluding the impact of weather, retail kilowatt-hour volume consumption was approximately 0.7% lower than the second quarter of 2004. Wholesale revenue increased by $1.2 million, as compared to the second quarter of 2004. Other revenues decreased $7.2 million as compared to the second quarter of 2004, primarily due to the net activity increasing the GSC working capital allowance, which reduced 2005 other revenues by $5.5 million and the settlement adjustment from ISO-NE recognized in 2004 as discussed above.

Retail fuel and energy expense increased by $12.5 million in the second quarter of 2005, compared to the same period of 2004. The increase was primarily due to increased costs of transitional standard offer service supply as well as UI’s portion of costs related to RMR agreements between ISO-NE and NRG. UI receives electricity to satisfy its transitional standard offer retail customer service requirements through a fixed-price purchased power agreement. These costs are recovered through the GSC and BFMCC portion of UI’s unbundled retail customer rates. UI’s wholesale energy expense in the second quarter of 2004 increased by $0.7 million compared to the same period of 2004.

UI’s operation and maintenance (O&M) expenses increased by $1.9 million, from $46.2 million in the second quarter of 2004 to $48.1 million in the second quarter of 2005. The increase was attributable primarily to higher decommissioning expenses related to Connecticut Yankee. Changes to decommissioning expenses do not impact net income, as the charge is offset by a reduction in amortization expense.

Other income decreased by $0.4 million in the second quarter of 2005, compared to the second quarter of 2004, mainly due to the absence of amounts recognized in the prior year based on the resolution of tax and other post-closing issues related to UI’s sale of Seabrook Station.

Non-Utility Results of Operations: Second Quarter 2005 vs. Second Quarter 2004

	Quarter Ended June 30, 2005	Quarter Ended June 30, 2004	2005 more (less) than 2004
			Amount	Percent
EPS
Operating Business
Xcelecom	$(0.22)	$(0.01)	$(0.21)	(2100)%

Minority Interest Investments
UBE	(0.08)	(0.04)	(0.04)	(100)%
UCI	(0.01)	(0.02)	0.01	50%
Subtotal Minority Interest Investments	(0.09)	(0.06)	(0.03)	(50)%

UIL Corporate (Note A)	(0.08)	(0.06)	(0.02)	(33)%

Total Non-Utility EPS from Continuing Operations	(0.39)	(0.13)	(0.26)	(200)%
Discontinued Operations	-	3.37	(3.37)	(100)%
Total Non-Utility EPS - Basic	$(0.39)	$3.24	$(3.63)	(112)%
Total Non-Utility EPS - Diluted (Note B)	$(0.39)	$3.23	$(3.62)	(112)%

Note A:	Includes interest charges and strategic and administrative costs of the non-utility holding company.
Note B:
Reflecting the effect of dilutive stock options, performance shares and restricted stock. Dilutive securities did not dilute earnings from continuing operations for the three months ended June 30, 2005 or 2004. Dilutive securities diluted the earnings from discontinued operations by $0.01 per share for the three months ended June 30, 2004.

The consolidated non-utility businesses reported a loss from continuing operations, including unallocated holding company costs, of $5.7 million, or $0.39 per share, in the second quarter of 2005, compared to a loss of $1.9 million, or $0.13 per share, in the same period of 2004. The deterioration in earnings was mainly due to the impact of project losses incurred at Xcelecom.

Operating revenue for the non-utility businesses increased by $8.8 million, or 10% compared to the second quarter of 2004. The increase in revenues was attributable to Xcelecom. Second quarter 2005 operating expenses for the non-utility businesses increased $16.2 million, or 19% from the same period of 2004, as expenses at Xcelecom rose due to the increase in business and project cost overruns.

The following is a detailed explanation of the quarterly variances for each of UIL Holdings’ non-utility businesses.

Non-Utility Business

Xcelecom, Inc.

Xcelecom lost $3.2 million, or $0.22 per share, in the second quarter of 2005, compared to a loss of $0.1 million, or $0.01 per share in the second quarter of 2004. The decline in earnings from prior year was mainly due to $0.33 per share of project losses incurred in the second quarter of 2005. The project losses were incurred on projects at Allan/Briteway Electrical Contractors, Inc., a New Jersey based subsidiary of Xcelecom. Management has reviewed these projects and determined that the write-downs resulted mainly from operational problems associated with merging the Allan and Briteway organizations in early 2005. One of the major reasons for the decision to merge the entities was the expected synergies that would be realized in the workforce. There had been rapid growth in Briteway’s work volume in the year prior to that merger, while during the same period, Allan’s growth lagged. As a result of the merger, however, there were unforeseen staffing turnovers which led to overburdened project management. The result was a breakdown in project oversight. Management believes that this lack of effective project management oversight was the principal source of the substantial cost overruns, primarily labor, experienced on the projects. These project losses may be partially offset by pending change orders and claims, for which all costs have been recognized, but which have not been included in the projected earnings. These project losses more than offset improved performance at the other electrical contracting businesses.

Xcelecom’s backlog of work to be completed as of June 30, 2005 amounted to $200.1 million, a decrease of $5.4 million, or 2.6%, from the same period of 2004. The overall expected profitability related to the June 30, 2005 backlog is slightly lower, in percentage terms, than the expected profitability percentage carried in the June 30, 2004 backlog balance. There has been a shift in the composition of backlog from time to time, based on market demand and economic trends in Xcelecom’s geographic markets. At June 30, 2005, the backlog of work was predominantly for education and commercial projects. On a project size basis, 22% of the backlog is attributable to projects with values of $0.5 million or less, 72% is attributable to projects with values between $0.5 million and $5 million, and 6% is attributable to projects with values in excess of $5 million. On a regional basis, 71% of this backlog is attributable to the Northeast, with the remaining 29% attributable to the mid-Atlantic and Southeast regions.

Minority Interest Investments

United Bridgeport Energy, Inc.

UBE owns a 33 1/3% interest in Bridgeport Energy, LLC (BE). UBE had a loss of $1.2 million, or $0.08 per share in the second quarter of 2005, compared to a loss of $0.6 million, or $0.04 per share in the same quarter of 2004. Higher revenues at the plant in second quarter of 2005, which accounted for a $0.07 per share increase over the second quarter of 2004, were offset by costs attributable to the planned outage for plant maintenance, which reduced earnings by approximately $0.07 per share and legal and consultant fees associated with proceedings regarding UBE’s contractual rights to sell its 33 1/3% interest in BE to the majority owner at fair value, which reduced earnings by approximately $0.04 per share.

United Capital Investments, Inc.

During the second quarter of 2005, UCI lost $0.1million, or $0.01 per share, compared to a net loss of $0.3 million, or $0.02 per share, in the second quarter of 2004. The improvement in earnings, as compared to the prior year, was mainly due to increased earnings from Cross-Sound, as the prior year results from Cross-Sound were affected by decreased revenues and increased legal fees resulting from a May 7, 2004 order by the federal Department of Energy terminating the Emergency Order under which the Cross-Sound cable had been operating. UCI’s share of earnings from Cross-Sound amounted to $0.01 per share in the second quarter of 2005.

UIL Corporate

UIL retains certain costs at the holding company, or “corporate,” level which are not allocated to the various subsidiaries. These costs generally include interest charges, and strategic and other administrative costs. UIL Corporate incurred unallocated after-tax costs of $1.2 million, or $0.08 per share in the second quarter of 2005, compared to unallocated after-tax costs of $0.9 million, or $0.06 per share in the same quarter of 2004. The increase in costs from the prior year was mainly due to the absence of the realization of deferred tax benefits of $0.03 per share recognized in the second quarter of 2004. Unallocated costs at UIL Corporate were partially offset by after-tax interest income earned on the loan to Cross-Sound totaling $0.2 million, or $0.01 per share, and $0.1 million, or $0.01 per share, for the second quarter of 2005 and 2004, respectively.

Discontinued Operations

On June 22, 2004, UIL completed the sale of APS to CheckFree Corporation, a leading provider of financial electronic commerce services and products, pursuant to the purchase agreement entered into between the parties on December 16, 2003. APS, and its 51% ownership interest in CellCards of Illinois, LLC (CCI) were classified as discontinued operations in the fourth quarter of 2003. On February 13, 2004, CCI was sold to an independent third party for book value, excluding transaction costs.

Net income from discontinued operations amounted to $48.4 million, or $3.37 per share, in the second quarter of 2004. The results of discontinued operations for the second quarter of 2004 included the gain on the sale of APS. No operations were classified as discontinued during the second quarter of 2005.

UIL Holdings Corporation Results of Operations: First Six Months 2005 vs. First Six Months 2004

UIL Holdings’ earnings from continuing operations for the first six months of 2005 decreased by $9.5 million, or $0.67 per share, compared to the first six months of 2004. Net income from discontinued operations, including the gain on the sale of APS, decreased by $49.8 million, or $3.47 per share, in the first six months of 2005. Total earnings for the first six months of 2005, including discontinued operations, decreased by $59.3 million, or $4.14 per share, from the same period of 2004.

The decrease in earnings from continuing operations was mainly due to the absence of 2004 non-recurring gains at UI related to a change in accounting estimate adjustment to unbilled revenues, a DPUC decision allowing partial recovery of increased pension and post-retirement benefit expense, a settlement by ISO-NE related to a review of the allocation of New England Power Pool transmission revenues to member companies, the resolution of tax and other post-closing issues related to UI’s sale of Seabrook Station, and the impact of final decisions by the DPUC regarding the disposition of proceeds from UI’s investment in nuclear generating facilities. In addition, results at Xcelecom were negatively impacted by project losses.

The table below represents a comparison of UIL Holdings’ Net Income and Earnings per Share (EPS) for the first six months of 2005 and the first six months of 2004.

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004	2005 more (less) than 2004
			Amount	Percent
Net Income (In Millions except Percents and Per Share Amounts)
UI	$16.9	$21.9	$(5.0)	(23)%
Non-Utility	(10.3)	(5.8)	(4.5)	(78)%
Total Net Income from Continuing Operations	$6.6	$16.1	$(9.5)	(59)%
Discontinued Operations	-	49.8	(49.8)	(100)%
Total Net Income	$6.6	$65.9	$(59.3)	(90)%

EPS
UI	$1.16	$1.52	$(0.36)	(24)%
Non-Utility	(0.71)	(0.40)	(0.31)	(78)%
Total EPS from Continuing Operations - Basic	$0.45	$1.12	$(0.67)	(60)%
Discontinued Operations	-	3.47	(3.47)	(100)%
Total EPS - Basic	$0.45	$4.59	$4.14	(90)%
Total EPS - Diluted (Note A)	$0.45	$4.58	$4.14	(90)%

Note A: Reflecting the effect of dilutive stock options, performance shares and restricted stock. Dilutive securities did not dilute earnings from continuing operations for the six months ended June 30, 2005 or 2004. Dilutive securities diluted the earnings from discontinued operations by $0.01 per share for the six months ended June 30, 2004.

The following table presents a line-by-line breakdown of revenue and expenses from UIL Holdings’ Consolidated Statement of Income by subsidiary, including comparisons between the first six months of 2005 and the first six months of 2004. Significant variances are explained in the discussion and analysis of individual subsidiary results that follow.

	Six Months Ended	Six Months Ended	2005 more (less)
(In Millions)	Jun. 30, 2005	Jun. 30, 2004	than 2004
Operating Revenues
UI from operations	$372.8	$357.4	$15.4
Xcelecom	185.6	152.7	32.9
Minority Interest Investment & Other (1)	0.0	0.1	(0.1)
Total Operating Revenues	$558.4	$510.2	$48.2

Fuel and energy expenses - UI	$189.1	$169.3	$19.8

Operation and maintenance expenses
UI	$95.1	$94.6	$0.5
Xcelecom	190.3	150.7	39.6
Minority Interest Investment & Other (1)	3.2	2.5	0.7
Total operation and maintenance expenses	$288.6	$247.8	$40.8

Depreciation and amortization expenses
UI	$15.0	$14.8	$0.2
Xcelecom	1.8	1.7	0.1
Subtotal depreciation	16.8	16.5	0.3
Amortization of regulatory assets - UI	17.6	16.5	1.1
Amortization - Xcelecom	0.5	0.6	(0.1)
Total depreciation and amortization expenses	$34.9	$33.6	$1.3

Taxes - other than income taxes
UI - State gross earnings tax	$11.9	$12.2	$(0.3)
UI - other	7.7	7.4	0.3
Xcelecom	1.2	1.1	0.1
Total taxes - other than income taxes	$20.8	$20.7	$0.1

	Six Months Ended	Six Months Ended	2005 more (less)
(In Millions)	Jun. 30, 2005	Jun. 30, 2004	than 2004
Other Income (Deductions)
UI	$4.1	$6.0	$(1.9)
Xcelecom	2.1	0.5	1.6
Minority Interest Investment & Other (1)	0.8	0.3	0.5
Total Other Income (Deductions)	$7.0	$6.8	$0.2

Interest Charges
UI	$7.9	$7.9	$0.0
UI - Amortization: debt expense, redemption premiums	0.7	0.7	0.0
Xcelecom	0.6	0.3	0.3
Minority Interest Investment & Other (1)	3.1	3.3	(0.2)
Total Interest Charges	$12.3	$12.2	$0.1

Income Taxes
UI	$15.1	$18.2	$(3.1)
Xcelecom	(2.8)	(0.5)	(2.3)
Minority Interest Investment & Other (1)	(4.3)	(4.5)	0.2
Total Income Taxes	$8.0	$13.2	$(5.2)

Income (Losses) from Equity Investments
UI	$0.1	$0.1	$0.0
Minority Interest Investment (2)	(5.2)	(4.2)	(1.0)
Total Income (Losses) from Equity Investments	$(5.1)	$(4.1)	$(1.0)

Net Income
UI	$16.9	$21.9	$(5.0)
Xcelecom	(3.9)	(0.7)	(3.2)
Minority Interest Investment & Other (1) (2)	(6.4)	(5.1)	(1.3)
Subtotal Net Income from Continuing Operations	6.6	16.1	(9.5)
Discontinued Operations	0.0	49.8	(49.8)
Total Net Income	$6.6	$65.9	$(59.3)

(1)
The category "Minority Interest Investment and Other" includes amounts recognized at the non-utility businesses in relation to their minority interest investments, as well as unallocated holding company costs.

(2)	Includes income (losses) recognized at the non-utility businesses in relation to their minority interest investments.

The United Illuminating Company Results of Operations: First Six Months of 2005 vs. First Six Months of 2004

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004	2005 more (less) than 2004
			Amount	Percent
EPS from operations
Total UI - basic	$1.16	$1.52	$0.36	(24)%
Total UI - diluted (Note A)	$1.16	$1.52	$0.36	(24)%
Retail Sales*	2,871	2,908	(37)	(1)%
Unbilled Adjustment* (Note B)	-	(46)	46	2%
Leap Year Adjustment* (Note C)	-	(16)	16	-
Weather Impact* (Note D)	(8)	(2)	(6)	-
Retail Sales - Normalized	2,863	2,844	19	1%
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

UI’s net income was $16.9 million, or $1.16 per share, in the first six months of 2005, compared to $21.9 million, or $1.52 per share, in the first six months of 2004. The decrease from the first six months of 2005 was mainly attributable to the absence of $0.31 per share of non-recurring gains associated with a change in accounting estimate adjustment to unbilled revenues ($0.07 per share), a settlement by ISO-NE related to a review of the allocation of New England Power Pool transmission revenues to member companies ($0.08 per share), a DPUC decision allowing partial recovery of increased pension and post-retirement benefit expense ($0.08 per share), the resolution of tax and other post-closing issues related to UI’s sale of Seabrook Station ($0.05 per share), and the impact of final decisions by the DPUC regarding the disposition of proceeds from UI’s investment in nuclear generating facilities ($0.03 per share).

Overall, UI’s revenue increased by $15.4 million, from $357.4 million in the first six months of 2004 to $372.8 million in the first six months of 2005. Retail revenue increased $25.5 million due mainly to the impact of an average 7.9% price increase effective January 1, 2005 resulting from various DPUC decisions (see “Major Influences - The United Illuminating Company - Legislation & Regulation,” for further discussion). The price increase allowed UI to collect certain FMCC charges from customers to offset higher costs of procuring energy (see fuel and energy expense discussion below). In addition, prior year retail revenue reflected the net activity increasing the GSC “working capital allowance,” established in a DPUC decision, which reduced 2004 retail revenue by $1.9 million. In 2005, changes in the GSC working capital allowance are classified as other revenues, as noted below. The effect of the price increase was partially offset by an overall decrease in kilowatt-hour volume. Of the 38 million kilowatt-hour decrease in volume for 2005, compared to 2004, approximately 2%, or 46 million kilowatt-hours, of this decrease was attributable to a non-recurring adjustment associated with a change in accounting estimate to unbilled revenue. The impact of weather as compared to the same period of 2004 was minimal. Wholesale revenue increased by $0.4 million, as compared to the first six months of 2004. Other revenues decreased $10.5 million as compared to the first six months of 2004, primarily due to the net activity increasing the GSC working capital allowance, which reduced 2005 other revenues by $9.2 million for the year and the settlement adjustment from ISO-NE recognized in 2004, as discussed above.

Retail fuel and energy expense increased by $19.8 million in the first six months of 2005, compared to the same period of 2004. The increase was primarily due to increased costs of transitional standard offer service supply as well as UI’s portion of costs related to RMR agreements between ISO-NE and NRG. UI receives electricity to satisfy its transitional standard offer retail customer service requirements through a fixed-price purchased power agreement. These costs are recovered through the GSC and BFMCC portion of UI’s unbundled retail customer rates. UI’s wholesale energy expense in the second quarter of 2005 decreased by $0.8 million compared to the same period of 2004, mainly due to lower volume as a result of a scheduled and unscheduled outage in 2005 at the Bridgeport RESCO generating plant.

UI’s O&M expenses increased by $0.5 million, from $94.6 million in the first six months of 2004 to $95.1 million in the first six months of 2005. The increase was mainly attributable to increases in decommissioning expenses related to Connecticut Yankee and maintenance expenses partially offset by decreases in bad debt expenses and C&LM program costs. Changes to the decommissioning expenses and C&LM program costs do not impact net income, as they are offset by amortization expense and revenues, respectively.

Amortization of regulatory assets increased by $1.1 million in the first six months of 2005 compared to the same period of 2004. Most of the increase was attributable to CTA amortization. UI accrues or defers additional amortization to achieve the authorized return on equity of 10.45% on unamortized CTA rate base.

Other income decreased by $1.9 million in the first six months of 2005, compared to the first six months of 2004, mainly due to the absence of a reduction of reserves associated with UI’s investment in Seabrook Station resulting from a March 2004 DPUC decision.

Non-Utility Results of Operations: First Six Months 2005 vs. First Six Months 2004

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004	2005 more (less) than 2004
			Amount	Percent
EPS
Operating Business
Xcelecom	$(0.27)	$(0.05)	$(0.22)	(4400)%

Minority Interest Investments
UBE	(0.27)	(0.15)	(0.12)	(80)%
UCI	(0.00)	(0.03)	0.03	100%
Subtotal Minority Interest Investments	(0.27)	(0.18)	(0.09)	(50)%

UIL Corporate (Note A)	(0.17)	(0.17)	(0.00)	-

Total Non-Utility EPS from Continuing Operations	(0.71)	(0.40)	(0.31)	(78)%
Discontinued Operations	-	3.47	(3.47)	(100)%
Total Non-Utility EPS - Basic	$(0.71)	$3.07	$(3.78)	(123)%
Total Non-Utility EPS - Diluted (Note B)	$(0.71)	$3.06	$(3.78)	(124)%

Note A:	Includes interest charges and strategic and administrative costs of the non-utility holding company.
Note B:
Reflecting the effect of dilutive stock options, performance shares and restricted stock. Dilutive securities did not dilute earnings from continuing operations for the six months ended June 30, 2005 or 2004. Dilutive securities diluted the earnings from discontinued operations by $0.01 per share for the six months ended June 30, 2004.

The consolidated non-utility businesses reported a loss from continuing operations, including unallocated holding company costs, of $10.3 million, or $0.71 per share, in the first six months of 2005, compared to a loss of $5.8 million, or $0.40 per share, in the same period of 2004. The deterioration in earnings was mainly due to the impact of project losses incurred at Xcelecom.

Operating revenue for the non-utility businesses increased by $32.9 million, or 22% compared to 2004. The increase in revenues was attributable to Xcelecom. 2005 operating expenses for the non-utility businesses increased $40.3 million, or 27% from the same period of 2004, as expenses at Xcelecom rose due to the increase in business and project cost overruns.

The following is a detailed explanation of the year-to-date variances for each of UIL Holdings’ non-utility businesses.

Non-Utility Business

Xcelecom, Inc.

Xcelecom lost $3.9 million, or $0.27 per share, for the first six months of 2005, compared to a loss of $0.7 million, or $0.05 per share in the same period of 2004. The decline in earnings from prior year was mainly due to $0.37 per share of project losses incurred in the first six months of 2005. The project losses were incurred on projects at Allan/Briteway, as discussed in further detail in the section “Non-Utility Results of Operations: Second Quarter 2005 vs. Second Quarter 2004 - Xcelecom” presented earlier. Overall, Xcelecom has seen an increase in sales of approximately $20 million among the electrical contracting businesses for the first six months of 2005, as compared to same period of 2004.

Minority Interest Investments

United Bridgeport Energy, Inc.

UBE owns a 33 1/3% interest in Bridgeport Energy, LLC (BE). UBE had a loss of $3.9 million, or $0.27 per share for the first six months of 2005, compared to a loss of $2.2 million, or $0.15 per share in the same period 2004. to Higher revenues at the plant in the first six months of 2005, which accounted for a $0.12 per share increase over the same period of 2004, were offset by costs of the planned outage for plant maintenance, which reduced earnings by approximately $0.19 per share and legal and consultant fees associated with proceedings regarding UBE’s contractual rights to sell its 33 1/3% interest in BE to the majority owner at fair value, which reduced earnings by approximately $0.05 per share.

United Capital Investments, Inc.

UCI results were breakeven for the first six months of 2005 compared to a loss $0.4 million, or $0.03 per share, in the same period 2004. The improvement in earnings, as compared to the prior year, was mainly due to increased earnings from Cross-Sound, as the prior year results from Cross-Sound were affected by decreased revenues and increased legal fees resulting from a May 7, 2004 order by the federal Department of Energy terminating the Emergency Order under which the Cross-Sound cable had been operating. UCI’s share of earnings from Cross-Sound amounted to $0.02 per share for the first six months of 2005.

UIL Corporate

UIL retains certain costs at the holding company, or “corporate,” level which are not allocated to the various subsidiaries. These costs generally include interest charges, and strategic and other administrative costs. UIL Corporate incurred unallocated after-tax costs of $2.5 million, or $0.17 per share for the first six months of 2005, which was even with the unallocated after-tax costs incurred in the same period 2004. Unallocated costs at UIL Corporate were partially offset by after-tax interest income earned on the loan to Cross-Sound totaling $0.4 million, or $0.03 per share, and $0.2 million, or $0.02 per share, for the first six months of 2005 and 2004, respectively.

 Discontinued Operations

On June 22, 2004, UIL completed the sale of APS to CheckFree Corporation, a leading provider of financial electronic commerce services and products, pursuant to the purchase agreement entered into between the parties on December 16, 2003. APS, and its 51% ownership interest in CCI were classified as discontinued operations in the fourth quarter of 2003. On February 13, 2004, CCI was sold to an independent third party for book value, excluding transaction costs.

Net income from discontinued operations amounted to $49.8 million, or $3.47 per share, for the first six months of 2004. The results of discontinued operations for the first six months of 2004 included the gain on the sale of APS. No operations were classified as discontinued during the first six months of 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

UIL Holdings’ and UI’s primary market risk is the interest rate risk associated with the need to refinance fixed rate debt at maturity and the remarketing of multi-annual tax-exempt bonds. The weighted average remaining fixed rate period of outstanding long-term debt obligations of UIL Holdings and UI is 3.18 years at an average interest rate of 4.28%. Given the term of the fixed rate debt, UIL Holdings believes that it has no material quantitative or qualitative exposure to market risk in the near term. In addition, historically, UI has been able to include its interest costs in revenue requirements for recovery through rates.

UIL Holdings and Xcelecom have short-term revolving credit agreements that permit borrowings for fixed periods of time at fixed interest rates determined by the London Interbank Offered Rate (LIBOR), and also permit borrowings at fluctuating interest rates determined by the prime lending market. Changes in LIBOR or the prime lending market will have an impact on interest expense, but due to the relatively low level of short-term borrowings under these credit facilities, the impact of changes in short-term interest rates is not expected to be material.

UIL Holdings does not have any derivative instruments or any material investments in financial instruments at this time.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

UIL Holdings maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports to the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to UIL Holdings’ management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognized that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Also, through United Capital Investments, Inc. and United Bridgeport Energy, Inc., UIL Holdings has minority investments in certain other entities. As UIL Holdings does not control or manage these entities, its disclosure controls and procedures with respect to such entities are substantially more limited than those it maintains with respect to its subsidiaries.

UIL Holdings carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of UIL Holdings’ disclosure controls and procedures as of June 30, 2005. Because of the material weaknesses described below, UIL Holdings’ Chief Executive Officer and Chief Financial Officer concluded that UIL Holdings’ disclosure controls and procedures were not effective as of June 30, 2005. In light of the material weaknesses, UIL Holdings performed additional analysis and other post-closing procedures in connection with the preparation of its consolidated financial statements in accordance with generally accepted accounting principles. Accordingly, UIL Holdings believes that the financial statements included in this quarterly filing on Form 10-Q fairly present, in all material respects, UIL Holdings’ financial position, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. The following material weaknesses were identified in UIL Holdings’ assessment of the effectiveness of disclosure controls and procedures as of June 30, 2005:

1.
UIL Holdings did not maintain effective control over the completeness of non-utility unbilled revenue, accrued liabilities, non-utility revenue and operations and maintenance expense recognized. Specifically, UIL Holdings’ processes, procedures and controls related to ensuring revisions to contract cost estimates are complete and recorded in the proper period were not adequate to ensure that contract costs were recognized in accordance with generally accepted accounting principles. This control deficiency resulted in an adjustment to UIL Holdings’ June 30, 2005 financial statements prior to their issuance. Further, this control deficiency could result in a misstatement of non-utility unbilled revenue, accrued liabilities, non-utility revenue and operations and maintenance expense that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Therefore, UIL Holdings has concluded that this control deficiency constitutes a material weakness.

2.
UIL Holdings did not maintain effective control over the completeness of other accounts receivable and other income to be recognized. Specifically, controls at UIL Holdings failed to ensure recognition of an insurance receivable in the proper period. This control deficiency resulted in an adjustment to UIL Holdings’ June 30, 2005 financial statements prior to their issuance. Further, this control deficiency could result in a misstatement of other accounts receivable and other income that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Therefore, UIL Holdings has concluded that this control deficiency constitutes a material weakness.

Remediation Steps to Address the Material Weaknesses

Subsequent to the end of the quarter ended June 30, 2005, as a result of the identification of the material weaknesses described above, UIL Holdings instituted a remediation plan which requires the submission of financial certifications from UI and Xcelecom management and the analysis of those certifications by senior management of UIL Holdings. Xcelecom’s certifications include the assessment of sub-certifications received by Xcelecom’s senior management from the presidents and controllers of the individual subsidiaries of Xcelecom. These certifications will cover the period from the last day of the quarterly/annual period for which the report is being filed, through a date as close as reasonably possible to the filing of the UIL Holdings’ quarterly and annual reports with the SEC. These certifications include requests for disclosure of any significant subsequent events, transactions (including consideration of insurance receivables), changes in estimates (with specific consideration of contract cost estimates for projects at Xcelecom), and known amounts related to a prior period that may be material, individually or in the aggregate, to the interim or annual consolidated financial statements of UIL Holdings. Upon receipt of the certifications, members of UIL Holdings’ senior management will assess the information provided to determine (1) if the financial statements to be included in the quarterly filing present fairly, in all material respects, the financial position, results of operations and cash flows of UIL Holdings for all periods presented and (2) whether disclosure of any events occurring subsequent to the end of the completed fiscal quarter is required in such filing.

Changes in Internal Control Over Financial Reporting

There were no changes in UIL Holdings’ internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect UIL Holdings’ internal control over financial reporting. The changes discussed above were made subsequent to June 30, 2005 and were applied in preparing the financial statements for the quarter ended June 30, 2005.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
UIL Holdings issued 40,289 shares of common stock on May 2, 2005 to satisfy a contractual earn-out obligation arising from the acquisition of 4Front Systems, Inc. (4Front) by UIL Holdings’ indirect subsidiary Xcelecom. The shares were issued in reliance on an exemption from the registration requirements of the Securities Act of 1933 pursuant to Section 3(a)(10) in connection with which the State of North Carolina approved the issuance of shares under the acquisition agreement between Xcelecom and 4Front.

(c)	UIL Holdings repurchased 40,289 shares of common stock in open market transactions as follows:

Period	Total Number of Shares Purchased*	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
March	-	-	None	None
April	40,289	$51.75	None	None
May	-	-	None	None
Total	40,289	$51.75	None	None
* All shares were purchased in open market transactions. As noted above in paragraph (a), an equal number of shares were issued to former stockholders of 4Front to whom a contractual earn-out payment was due. The effects of this transaction did not change the number of outstanding shares of UIL Holdings common stock.

Item 4. Submission of Matters to Vote of Security Holders.

The Annual Meeting of the Shareowners of UIL Holdings was held on May 11, 2005, for the purpose of electing a Board of Directors for the ensuing year, ratifying the selection of PricewaterhouseCoopers LLP as the firm of independent public accountants to audit the books and affairs of UIL Holdings for the fiscal year 2005, and voting on approval of the proposed amendment to the employment agreement of Nathaniel D. Woodson and phantom stock options award thereunder and second amendment to The United Illuminating Company Phantom Stock Option Agreement dated February 23, 1998, as amended on July 20, 2000.

All of the nominees for election as Directors listed in UIL Holdings' proxy statement for the meeting were elected by the following votes:

	Number of Shares
	Voted	Not
Nominee	"For"	Voted
Thelma R. Albright	11,546,637	523,644
Marc C. Breslawsky	10,590,171	1,480,110
Arnold L. Chase	11,448,295	621,986
John F. Croweak	11,461,936	608,345
Betsy Henley-Cohn	11,473,794	596,487
John L. Lahey	11,467,505	602,776
F. Patrick McFadden, Jr.	11,461,127	609,154
Daniel J. Miglio	11,556,747	513,534
William F. Murdy	11,562,642	507,639
James A. Thomas	11,469,582	600,699
Nathaniel D. Woodson	11,458,953	611,328

The selection of PricewaterhouseCoopers LLP as the firm of independent public accountants to audit the books and affairs of UIL Holdings for the fiscal year 2005 was ratified by the following vote:

Number of Shares
Voted	Voted	Not
"For"	"Against"	Voted
11,951,331	59,839	59,110

The proposal to approve the amendment to the employment agreement of Nathaniel D. Woodson and phantom stock options award thereunder and second amendment to The United Illuminating Company Phantom Stock Option Agreement dated February 23, 1998, as amended on July 20, 2000 was approved by the following vote:

Number of Shares
Voted	Voted	Not
"For"	"Against"	Voted
6,178,319	802,139	198,150

Item 6. Exhibits

(a) Exhibits.

Exhibit Table Item Number	Exhibit Number	Description
(31)	31.1	Certification of Periodic Financial Report.
(31)	31.2	Certification of Periodic Financial Report.
(32)	32	Certification of Periodic Financial Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UIL HOLDINGS CORPORATION

Date August 9, 2005	/s/ Richard J. Nicholas
Richard J. Nicholas
Executive Vice President
and Chief Financial Officer