Form 10-Q
period 2005-11-01
UIL HOLDINGS CORP
filed 2005-11-01
CIK 1082510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Yes ☒ No  ☐

The number of shares outstanding of the issuer’s only class of common stock, as of October 28, 2005 was 14,709,907.

INDEX

Part I. FINANCIAL INFORMATION

Part II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	66
Item 6.	Exhibits	66

	SIGNATURES	67

PART I. FINANCIAL INFORMATION3

Item 1. Financial Statements

UIL HOLDINGS CORPORATION

CONSOLIDATED STATEMENT OF INCOME
(Thousands except per share amounts)
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Operating Revenues (Note F)
Utility	$259,442	$231,421	$632,271	$588,857
Non-utility businesses	109,949	91,999	295,547	244,725
Total Operating Revenues	369,391	323,420	927,818	833,582
Operating Expenses
Operation
Fuel and energy (Note F)	130,919	119,748	319,997	289,014
Operation and maintenance	165,520	138,515	454,151	386,370
Depreciation and amortization (Note F)	23,212	18,189	58,168	51,826
Taxes - other than income taxes (Note F)	12,962	11,467	33,789	32,153
Total Operating Expenses	332,613	287,919	866,105	759,363
Operating Income From Continuing Operations	36,778	35,501	61,713	74,219

Other Income (Deductions), net (Note F)	3,076	1,393	10,063	8,305

Interest Charges, net
Interest on long-term debt	5,158	5,064	15,582	15,126
Other interest, net (Note F)	1,429	(857)	2,494	633
	6,587	4,207	18,076	15,759
Amortization of debt expense and redemption premiums	387	377	1,156	1,090
Total Interest Charges, net	6,974	4,584	19,232	16,849

Income From Continuing Operations Before Income Taxes
and Equity Earnings	32,880	32,310	52,544	65,675

Income Taxes (Note E)	14,143	15,632	22,138	28,858

Income From Continuing Operations Before Equity Earnings	18,737	16,678	30,406	36,817
Losses from Equity Investments	(183)	(359)	(5,265)	(4,440)
Income From Continuing Operations	18,554	16,319	25,141	32,377
Discontinued Operations, Net of Tax (Note O)	(102)	16	(102)	49,824

Net Income	$18,452	$16,335	$25,039	$82,201

Average Number of Common Shares Outstanding - Basic	14,570	14,394	14,534	14,363
Average Number of Common Shares Outstanding - Diluted	14,694	14,436	14,665	14,411

Earnings Per Share of Common Stock - Basic:
Continuing Operations	$1.28	$1.13	$1.73	$2.25
Discontinued Operations	(0.01)	-	(0.01)	3.47
Net Earnings	$1.27	$1.13	$1.72	$5.72

Earnings Per Share of Common Stock - Diluted:
Continuing Operations	$1.27	$1.13	$1.72	$2.25
Discontinued Operations	(0.01)	-	(0.01)	3.45
Net Earnings	$1.26	$1.13	$1.71	$5.70

Cash Dividends Declared per share of Common Stock	$0.72	$0.72	$2.16	$2.16

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Thousands of Dollars)
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net Income	$18,452	$16,335	$25,039	$82,201
Other comprehensive income (loss), net of tax:
Minimum pension liability (Note A)	-	160	-	(357)
Comprehensive Income (Note A)	$18,452	$16,495	$25,039	$81,844

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET

ASSETS
(Thousands of Dollars)
(Unaudited)
	September 30,	December 31,
	2005	2004
Current Assets
Unrestricted cash and temporary cash investments	$5,011	$40,165
Restricted cash	205	291
Utility accounts receivable less allowance of $2,600 and $2,600	89,400	62,801
Other accounts receivable less allowance of $1,404 and $1,334	112,404	102,832
Unbilled revenues	50,500	39,750
Materials and supplies, at average cost	5,770	5,421
Deferred income taxes	4,593	4,355
Prepayments	6,721	2,083
Other	232	380
Total Current Assets	274,836	258,078

Investments
Investment in United Bridgeport Energy facility	73,058	76,512
Other	24,527	24,191
Total Investments	97,585	100,703

Property, Plant and Equipment at original cost
In service	809,319	786,369
Less, accumulated depreciation	291,375	274,634
	517,944	511,735
Construction work in progress	59,152	52,117
Net Property, Plant and Equipment	577,096	563,852

Regulatory Assets (future amounts due from customers
through the ratemaking process)
Nuclear plant investments-above market	400,726	416,060
Income taxes due principally to book-tax differences	82,385	85,322
Long-term purchase power contracts-above market	59,856	71,920
Connecticut Yankee	42,227	47,565
Unamortized redemption costs	17,922	18,523
Other	60,030	56,966
Total Regulatory Assets	663,146	696,356

Deferred Charges
Goodwill	76,027	70,496
Unamortized debt issuance expenses	7,730	7,537
Prepaid pension	51,521	49,510
Long-term receivable - Cross-Sound Cable Project	24,425	24,812
Other long-term receivable	16,305	15,991
Other	1,506	273
Total Deferred Charges	177,514	168,619

Total Assets	$1,790,177	$1,787,608

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET

LIABILITIES AND CAPITALIZATION
(Thousands of Dollars)
(Unaudited)
	September 30,	December 31,
	2005	2004
Current Liabilities
Notes payable	$27,155	$13,462
Current portion of long-term debt	4,286	4,286
Accounts payable	68,484	75,278
Dividends payable	-	10,444
Accrued liabilities	66,199	66,147
Deferred revenues - non-utility businesses	26,036	18,821
Interest accrued	4,653	4,153
Taxes accrued	6,745	5,033
Total Current Liabilities	203,558	197,624

Noncurrent Liabilities
Purchase power contract obligation	59,856	71,920
Pension accrued	7,130	6,425
Connecticut Yankee contract obligation	42,227	47,565
Long-term notes payable	1,750	2,587
Other	22,281	18,937
Total Noncurrent Liabilities	133,244	147,434

Deferred Income Taxes (future tax liabilities owed
to taxing authorities)	351,146	345,482

Regulatory Liabilities (future amounts owed to customers
through the ratemaking process)
Accumulated deferred investment tax credits	12,045	12,383
Deferred gains on sale of property	32,055	33,044
Asset removal cost	6,066	7,217
Other	17,097	4,853
Total Regulatory Liabilities	67,263	57,497

Commitments and Contingencies (Note J)

Capitalization (Note B)
Net long-term debt	486,888	491,174
Common Stock Equity
Common Stock	307,397	304,347
Paid-in capital	9,518	6,989
Capital stock expense	(2,170)	(2,170)
Unearned employee stock ownership plan equity	(3,800)	(4,512)
Unearned compensation	(839)	(640)
Accumulated other comprehensive loss	(573)	(573)
Retained earnings	238,545	244,956
Net Common Stock Equity	548,078	548,397

Total Capitalization	1,034,966	1,039,571

Total Liabilities and Capitalization	$1,790,177	$1,787,608

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

PART 1: FINANCIAL INFORMATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Cash Flows From Operating Activities
Net Income	$25,039	$82,201
Adjustments to reconcile net income
to net cash provided by operating activities:
(Income) Loss from discontinued operations, net of tax	102	(49,824)
Depreciation and amortization	43,056	35,774
Purchase power contract amortization (Note F)	16,268	17,142
Purchase power above market fuel expense credit (Note F)	(16,268)	(17,142)
Deferred income taxes	3,170	10,650
Stock-based compensation expense (Note A)	2,577	1,725
Deferred investment tax credits - net	(338)	(318)
Future tax benefits	-	6,800
Allowance for funds used during construction	(2,045)	(1,251)
Undistributed losses of minority interest investments	5,265	4,440
Changes in:
Accounts receivable - net	(36,171)	(38,923)
Materials and supplies	(349)	(1,097)
Prepayments	(4,638)	(4,686)
Accounts payable	(6,794)	32,874
Interest accrued	500	(1,798)
Taxes accrued	2,121	6,233
Other assets	7,144	(10,245)
Other liabilities	(7,193)	(15,971)
Total Adjustments	6,407	(25,617)
Cash provided by Continuing Operations	31,446	56,584
Cash provided by (used in) Discontinued Operations	(102)	3,375
Net Cash provided by Operating Activities	31,344	59,959

Cash Flows from Investing Activities
Loan to Cross-Sound Cable Project	387	(589)
Deferred payments in prior acquisitions	(6,934)	(2,140)
Non-utility minority interest investments	(2,096)	-
Acquisition of Electric System Work Center facility	-	(16,210)
Plant expenditures	(33,105)	(21,448)
Changes in restricted cash	86	1,152
Cash used in Continuing Operations	(41,662)	(39,235)
Cash provided by Discontinued Operations	-	77,408
Net Cash provided by (used in) Investing Activities	(41,662)	38,173

Cash Flows from Financing Activities
Issuances of Common stock	2,744	3,922
Payments on long-term debt	(4,286)	-
Notes payable - short-term, net	13,913	(64,414)
Payments on notes payable - long-term	(786)	(1,206)
Proceeds from notes payable - long-term	153	-
Payment of common stock dividend	(41,894)	(30,968)
Other	5,320	-
Cash used in Continuing Operations	(24,836)	(92,666)
Cash used in Discontinued Operations	-	(59)
Net Cash (used in) Financing Activities	(24,836)	(92,725)

Cash and Temporary Cash Investments:
Net change for the period	(35,154)	5,407
Balance at beginning of period	40,165	28,614
Balance at end of period	$5,011	$34,021

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

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in accordance with Securities and Exchange Commission rules and regulations. UIL Holdings believes that the disclosures made are adequate to make the information presented not misleading. The information presented in the consolidated financial statements reflects all adjustments which, in the opinion of UIL Holdings, are necessary for a fair statement of the financial position and results of operations for the interim periods described herein. All such adjustments are of a normal and recurring nature. The results for the nine months ended September 30, 2005 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2005.

Certain amounts previously reported have been reclassified to conform to the current presentation.

Property, Plant and Equipment

UI accrues for estimated costs of removal for certain of its plant-in-service. Such removal costs are included in the approved rates used to depreciate these assets. At the end of the service life of the applicable assets, the accumulated depreciation in excess of the historical cost of the asset provides for the estimated cost of removal. In accordance with Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” UI’s accrued costs of removal have been reclassified to a regulatory liability. Accrued costs of removal as of September 30, 2005 totaled $6.1 million and were based on an independent third party study completed in the third quarter of 2004 and activity since that time. Accrued costs of removal as of December 31, 2004 totaled $7.2 million.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Application of percentage-of-completion accounting results in the recognition of costs and estimated earnings in excess of billings on uncompleted contracts within the balance sheet. Costs and estimated earnings in excess of billings on Xcelecom’s uncompleted contracts are included in the line item “Unbilled Revenues” on the Consolidated Balance Sheet and arise when revenues have been recognized but the amounts cannot be billed under the terms of the contracts. Such amounts are recoverable from customers based on various measures of performance, including achievement of certain milestones, completion of specified units, or completion of the contract. Also included in costs and estimated earnings in excess of billings on uncompleted contracts are amounts Xcelecom seeks or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price, or other customer-related causes of unanticipated additional contract costs. Xcelecom recognizes certain significant claims for recovery of incurred costs when it is probable that the claim will result in additional contract revenue, when the amount of the claim can be reliably estimated and when it is determined that there is legal basis for the claim. Such amounts are recorded at estimated net realizable value and take into account factors that may affect Xcelecom’s ability to bill unbilled revenues and collect amounts after billing. Costs, related to claims, of approximately $0.9 million and $0.7 million are included in costs and estimated earnings in excess of billings as of September 30, 2005 and December 31, 2004, respectively.

Restructuring Charges

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. In the fourth quarter of 2004, UIL Holdings recorded employee termination costs associated with the reorganization of UIL Holdings’ Finance organization amounting to $2 million, which equated to approximately $0.08 per share, after-tax. Of the total $2 million of restructuring costs recognized in 2004, approximately $1.5 million was recorded as a restructuring reserve, $0.3 million was recorded as equity (due to the anticipated vesting of stock-based compensation units), with the remainder recorded as liabilities for payroll taxes and employee benefits. These costs were reflected in the line “Operation and Maintenance expenses” in the Consolidated Statement of Income, and on a segment reporting basis, $1.2 million of these costs were reflected in the results of UI, with the remaining $0.8 million of unallocated costs residing in UIL Corporate. The restructuring reserve as of September 30, 2005 was $1.2 million. These accrued restructuring costs are expected to be settled in late 2005 or early 2006. A reconciliation of the changes in the restructuring reserve liability balance since December 31, 2004 is presented below.

(In Thousands)	Total
Restructuring Accrual December 31, 2004	$1,471
Settlement - reclassification to pension accounts (1)	(440)
Increase in reserve - reclassification from equity (2)	150
Restructuring Accrual September 30, 2005	$1,181
(1)	Amount reclassified to pension accounts as a certain affected employee elected to receive termination pay in the form of enhanced retirement benefits.
(2)	Net amount reclassified from equity as certain amounts originally expected to be paid in the form of stock will be paid in cash.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Business Interruption Insurance Recoveries

During 2004, one of Xcelecom’s subsidiaries was affected by the hurricanes in Florida. In the second quarter of 2005, $1.2 million was recovered from insurance policies for business interruption. This recovery, along with $0.7 million of additional recoveries also recorded in the second quarter is reflected in the line “Other Income (Deductions), net” in the Consolidated Statement of Income.

Earnings per Share

The following tables present a reconciliation of the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2005 and 2004:
	Income Applicable to Common Stock	Average Number of Shares Outstanding	Earnings per Share
	(In Thousands, except per share amounts)
Nine Months Ended September 30:
2005
Basic earnings from continuing operations	$25,141	14,534	$1.73
Basic earnings from discontinued operations	(102)	14,534	(0.01)
Basic earnings	25,039	14,534	1.72
Effect of dilutive stock options (1)	-	131	(0.01)
Diluted earnings	$25,039	14,665	$1.71

2004
Basic earnings from continuing operations	$32,377	14,363	$2.25
Basic earnings from discontinued operations	49,824	14,363	3.47
Basic earnings	82,201	14,363	5.72
Effect of dilutive stock options (1)	-	48	(0.02)
Diluted earnings	$82,201	14,411	$5.70

Three Months Ended September 30:
2005
Basic earnings from continuing operations	$18,554	14,570	$1.28
Basic earnings from discontinued operations	(102)	14,570	(0.01)
Basic earnings	18,452	14,570	1.27
Effect of dilutive stock options (1)	-	124	(0.01)
Diluted earnings	$18,452	14,694	$1.26

Three Months Ended September 30:
2004
Basic earnings from continuing operations	$16,319	14,394	$1.13
Basic earnings from discontinued operations	16	14,394	-
Basic earnings	16,335	14,394	1.13
Effect of dilutive stock options (1)	-	42	-
Diluted earnings	$16,335	14,436	$1.13
(1)
Reflecting the effect of dilutive stock options, performance shares and restricted stock. Dilutive securities diluted earnings from continuing operations by $0.01 per share for the three and nine months ended September 30, 2005, but did not impact earnings from continuing operations for the three and nine months ended September 30, 2004. Dilutive securities did not impact the earnings from discontinued operations for the three and nine months ended September 30, 2005 or the three months ended September 30, 2004, but diluted the earnings from discontinued operations by $0.02 per share for the nine months ended September 30, 2004.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Stock options to purchase 227,118  and 259,940 shares of common stock were outstanding but not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2005, respectively and stock options to purchase 331,246 and 360,479 shares of common stock were outstanding but not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2004, respectively because the options’ exercise prices were greater than the average market price of the common shares during such periods.

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

In the first quarter of 2004, UIL Holdings decided to generally cease granting new stock options, other than new grants pursuant to the “reload” feature of the UIL Holdings 1999 Amended and Restated Stock Plan (Plan). Although new stock options generally will not be granted, compensation expense related to options granted after January 1, 2003, including any new stock options granted under the “reload” feature of the Plan, will continue to be recorded ratably over the vesting periods associated with such options. There were 56,671 stock options granted during the first nine months of 2005 at a weighted average exercise price of $51.55, 51,671 of which were granted pursuant to the reload feature of the Plan. In 2004, UIL Holdings implemented a performance-based long-term incentive arrangement under the Plan pursuant to which certain members of management have the opportunity to earn a pre-determined number of “performance shares”, the number of which is predicated upon the achievement of various pre-defined performance measures. These “performance shares” vest over a three-year cycle with the actual issuance of UIL Holdings common stock in respect of such shares following the end of each three-year cycle. A new three-year cycle begins in January of each year. UIL Holdings records compensation expense for these “performance shares” ratably over the three-year period, based on the value of the expected payout at the end of each year relative to the performance measures achieved. A target amount of 46,800 performance shares have been granted during 2005 at which time the average of the high and low market price was $50.49.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The following table illustrates the effect on net income and earnings per share for each of the three and nine month periods ended September 30, 2005 and 2004, of applying the fair value-based method to all outstanding and unvested awards in each period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands except per share amounts)
Net Income, as reported	$18,452	$16,335	$25,039	$82,201
Add: Stock-based compensation
expense included in reported
net income, net of related tax effects	643	496	1,549	1,016
Deduct: Total stock-based compensation
determined under fair value based
method for all stock grants, net of
related tax effect	(643)	(641)	(1,681)	(1,483)

Pro forma net income	$18,452	$16,190	$24,907	$81,734

Earnings per share:
Basic - as reported	$1.27	$1.13	$1.72	$5.72

Basic - proforma	$1.27	$1.12	$1.71	$5.69

Diluted - as reported	$1.26	$1.13	$1.71	$5.70

Diluted - proforma	$1.26	$1.12	$1.64	$5.67

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

Comprehensive Income

Comprehensive income for each of the three and nine month periods ended September 30, 2005 was equal to net income as reported. Comprehensive income for the three months ended September 30, 2004 included net income plus a minimum pension liability adjustment associated with the non-qualified pension plan of approximately $0.2 million to adjust the deferred tax benefit related to such minimum pension liability. Comprehensive income for the nine months ended September 30, 2004 included net income less an after-tax minimum pension liability adjustment of approximately $0.4 million (net of $0.2 million deferred tax benefit) related to the non-qualified pension plans.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

New Accounting Standards

The Financial Accounting Standards Board (FASB) has issued Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations,” an interpretation of SFAS No. 143. The interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred, generally upon acquisition, construction or development of the asset, if the liability’s fair value can be reasonably estimated. FIN 47 also clarifies that the term “conditional asset retirement obligation,” as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. UIL Holdings will adopt FIN 47 effective as of December 31, 2005. UI has performed an analysis to determine the potential exposure related to conditional asset retirement obligations, which included determining the classes of assets for which conditional asset retirement obligations could exist and assessing the expected costs associated with those obligations. Based on the results of this assessment, adoption of this interpretation is not expected to have a material impact on UIL Holdings’ consolidated financial position, results of operations or liquidity.

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

(B) CAPITALIZATION

Common Stock

UIL Holdings had 14,709,907 shares of its common stock, without par value, outstanding at September 30, 2005, of which 111,762 shares were unallocated shares held by UI's 401(k)/Employee Stock Ownership Plan (KSOP) and not recognized as outstanding for the purpose of calculating earnings per share, and 15,600 of which were shares of restricted stock not recognized as outstanding for purposes of calculating basic earnings per share.

UI has an arrangement under which it loaned $11.5 million to the KSOP. Prior to the formation of UIL Holdings, the trustee for the KSOP used the funds to purchase 328,300 shares of UI common stock in open market transactions. On July 20, 2000, effective with the formation of a holding company structure, unallocated shares held by the KSOP were converted into shares of UIL Holdings’ common stock. The shares will be allocated to employees’ KSOP accounts, as the loan is repaid, to cover a portion of the required KSOP contributions. Compensation expense is recorded when shares are committed to be allocated based on the fair market value of the stock. The loan will be repaid by the KSOP over a twelve-year period ending October 1, 2009, using employer contributions and UIL Holdings’ dividends paid on the unallocated shares of the stock held by the KSOP. Dividends on allocated shares are charged to retained earnings. As of September 30, 2005, 111,762 shares, with a fair market value of $5.8 million, had been purchased by the KSOP and had not been committed to be released or allocated to KSOP participants.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Long-Term Debt

On February 1, 2005, the interest rate on $27.5 million principal amount of Pollution Control Revenue Refunding Bonds, 1997 Series, due July 1, 2027, issued by the Business Finance Authority of the State of New Hampshire (BFA), was reset from 2.05% to 3.65% for a five-year period to February 1, 2010. UI is obligated, under its borrowing agreement with the BFA, to pay to the BFA an amount equal to the principal and interest on such bonds. Interest is payable semi-annually on August 1st and February 1st.

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

In this case, UI is proposing that rates be set separately for each of the years 2006, 2007, 2008 and 2009. The need to increase rates results from the need to strengthen UI’s financial integrity and address workforce attrition issues, increases in operating costs and infrastructure planning and investment. UI requests that rates be established to reflect an increase in revenue requirements for its distribution rate component and CTA, compared to revenue requirements at then-current rates (i.e., what rates are expected to be absent this rate request), of approximately, $37.0 million in 2006, $4.4 million in 2007, $12.6 million in 2008, and $7.0 million in 2009. This approach would result in an average increase to overall bundled retail rates of 5.1% in 2006, 0.6% in 2007, 1.8% in 2008 and 1.0% in 2009. The increases in 2007, 2008 and 2009 are incremental to the prior year. The aforementioned amounts may be revised by UI during the rate case proceedings.

The Standard Filing Requirements (SFRs), submitted by UI in the filing, reflect an 11.6% return on equity (ROE) for 2006 through 2009, and a ratemaking capital structure of 52% equity and 48% debt. Currently, UI has an approved ROE of 10.45% and a ratemaking capital structure of 47% equity and 53% debt.

The basic elements of the proposed plan are as follows:

•
Rates are established for each year separately, in accordance with the ratemaking principles of Connecticut General Statute § 16-19e, based upon the costs, revenues and capital structure set forth in the SFRs for such year.

•
In accordance with past practice, the equity return and capital structure for the CTA is adjusted to the approved distribution equity return and capital structure, and CTA rates are adjusted accordingly.

•	CTA rates are also adjusted for the impacts associated with the newly enacted Connecticut Corporation Business Tax surcharge affecting 2006 and 2007.
•
Transmission rates will be set and adjusted in a separate proceeding in accordance with Federal Energy Regulatory Commission (FERC) requirements and recently-enacted legislation in the State of Connecticut that provides for the retail transmission rate-setting process to track the FERC approved transmission revenue requirements.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

The DPUC has established a schedule, including public hearings, regarding the rate request process. Hearings are underway and are expected to be completed in November 2005. Based on the current schedule, a draft decision is expected in late December, with a final decision expected in early January 2006.

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

Other Regulatory Matters

UI generally has several regulatory proceedings open and pending at the DPUC at any given time. Examples of such proceedings include an annual DPUC review and reconciliation of UI’s CTA and SBC revenues and expenses, dockets to consider specific restructuring or electricity market issues, consideration of specific rate or customer issues, and review of conservation programs. An Act Concerning Energy Independence (Energy Independence Act) became law in Connecticut on July 22, 2005, the general intention of which is to reduce congestion costs in Connecticut. The DPUC has initiated more than ten dockets to implement the Energy Independence Act. The Energy Independence Act provides that electric distribution companies will recover their costs and investments resulting from the Energy Independence Act provisions through a number of mechanisms, including the Federally Mandated Congestion Costs (FMCC) charges on customers’ bills. Therefore, UI does not expect that this legislation will have a material impact on its results of operations or financial condition.

The DPUC’s December 18, 2003 final decision establishing UI’s transitional standard offer also included the DPUC’s approval of the implementation of FMCC charges on its customers’ bills. The decision established bypassable Federally Mandated Congestion Costs (BFMCC) charges and non-bypassable Federally Mandated Congestion Costs (NBFMCC) charges based on estimates, and indicated that the DPUC would true-up these estimated costs to UI’s actual expenditures through a semi-annual proceeding. By decision dated November 24, 2004, the DPUC authorized an FMCC cost recovery mechanism for the electric distribution companies. That decision recognizes that FMCC costs change from time to time, and that it is appropriate to provide a mechanism for the electric distribution companies to adjust the charges to customers that recover the companies’ FMCC costs. On December 22, 2004, the DPUC issued a final decision increasing the NBFMCC charge UI is authorized to collect from customers. The NBFMCC charge relates to “congestion costs” associated with not having adequate transmission infrastructure to move energy from the generating sources to the consumer and to costs associated with maintaining the reliability of electric service, such as reliability-must-run contracts with generators. Because the purpose of the NBFMCC charge is for the electric distribution company to recover its actual NBFMCC costs on a pass-through basis, the DPUC decision provided for a true-up of NBFMCC costs and revenues on a semi-annual

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

basis such that UI would recover all such charges incurred. The charge originally established for 2004 was based upon estimates that were made in 2003, and reflected estimated NBFMCC lower than were actually incurred. The decision increased the NBFMCC charge from $0.001652 per kWh to $0.012099 per kWh, effective January 1, 2005. This increase is intended to enable UI to recover both the forecasted ongoing NBFMCC costs and the $13.8 million deficit that resulted because the charge originally established was below the incurred costs. In February 2005, the DPUC initiated a semi-annual reconciliation proceeding relating to FMCCs and Generation Services Charges (GSC). Based upon the increases for 2005 authorized in the December 22, 2004 decision, UI did not make a filing for another rate adjustment. The DPUC nonetheless included UI in the docket, and UI provided information on its actual FMCC costs and recovery. UI did not request a change to the FMCC charges. Hearings were held on April 25, 2005 and a final decision was issued on August 24, 2005, which did not result in a change to UI’s rates. The next reconciliation filing was submitted in August 2005. Any changes resulting from the August 2005 reconciliation submission would be effective January 1, 2006.

On June 23, 2004, the DPUC approved UI’s request to amend its Purchased Power Adjustment Clause rate component to allow UI to apply the clause to special contract customers. The DPUC also approved a Purchased Power Adjustment rate of $0.000264 per kWh to be applied against special contract load to reflect the increased cost to serve these customers. This decision will allow UI to recover changes in the cost to procure energy as it relates to special contract customers through the GSC. The decision does not explicitly order the accounting for the increased costs of $0.8 million related to UI’s special contract customers for the period from January 1, 2004 through June 22, 2004 (the day before the effective date of the final decision). The actual costs for that period to procure power for UI’s special contracts are included in the revised annual CTA/SBC Reconciliation filing for 2004. UI believes that it is entitled to recovery of the $0.8 million under ratemaking principles, because these costs were required to be incurred to procure power for customers and the 1998 and 2003 Connecticut restructuring legislation (PA 98-28 and PA 03-135, as amended in part by PA 03-221) provides that the distribution company is entitled to recover its full cost of procuring power for customers who do not choose an alternate supplier.

Federal Energy Regulatory Commission

UI filed a revised local network service transmission tariff with the FERC in the third quarter of 2005. UI is seeking to recover its transmission revenue requirements on a prospective basis, subject to reconciliation with actual revenue requirements. Under UI’s current transmission tariff, the annual period during which wholesale transmission rates are effective begins after the annual period used to calculate the required transmission rates. The proposed changes to the tariff are expected to reduce the lag between the time transmission-related costs are incurred and the period in which the costs begin to be recovered in rates. In addition, UI is seeking to include 50% of new construction work in progress in transmission rate base to improve cash flow during design and construction of transmission facilities.

Regional Transmission Organization for New England

On March 24, 2004, the FERC conditionally approved Independent System Operator - New England’s (ISO-NE’s) joint proposal with the New England Transmission Owners (TOs) for the creation of a Regional Transmission Organization (RTO). The creation of an RTO for New England (RTO-NE) will strengthen the independent oversight of the region’s bulk power system and wholesale electricity marketplace. UI is a party to all of the agreements that establish RTO-NE and a signatory to the joint RTO filing with the FERC. RTO-NE commenced operation effective February 1, 2005. As a member of RTO-NE, UI is eligible for the FERC’s participation incentive adder (50 basis points above the approved transmission base return on equity) for joining RTO-NE. The 50 basis point participation adder is applicable to UI’s pool transmission facilities (PTF). The common base ROE of 12.8% requested by the TOs became effective on February 1, 2005 when RTO-NE commenced operation. All of the TOs, including UI, will be able to earn the common base ROE of 12.8% plus the 50 basis point participation adder (or 13.3%) on their PTF and the common base ROE of 12.8% on their non-PTF, subject to refund, pending a final FERC decision on the justness and reasonableness of the common base ROE. On May 27, 2005, an Administrative Law Judge issued a draft decision that would set the base ROE at 10.72% (plus the 50 basis point adder). Reply

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

briefs have been filed and a final decision is expected in the fourth quarter of 2005. Meanwhile, the TOs continue to collect rates based on the requested 12.8% (plus 50 basis point adder) pending the final decision, subject to refund. In the event that refunds are required as a result of a final decision, UI expects to administer such refunds on a prospective basis.

(D) SHORT-TERM CREDIT ARRANGEMENTS

UIL Holdings has a money market loan arrangement with JPMorgan Chase Bank. This is an uncommitted short-term borrowing arrangement under which JPMorgan Chase Bank may make loans to UIL Holdings for fixed maturities from one day up to six months. JPMorgan Securities, Inc. acts as an agent and sells the loans to investors. The fixed interest rates on the loans are determined based on conditions in the financial markets at the time of each loan. As of September 30, 2005, UIL Holdings had $1 million of short-term borrowings outstanding under this arrangement. This amount is included in the line item “Notes Payable” in the Consolidated Balance Sheet.

On July 29, 2004, UIL Holdings entered into a revolving credit agreement with a group of banks that extends to July 28, 2007. The borrowing limit of this facility is $100 million. The facility permits UIL Holdings to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits UIL Holdings to borrow money for fixed periods of time specified by UIL Holdings at fixed interest rates determined by the Eurodollar inter-bank market in London (LIBOR). If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of UIL Holdings and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to UIL Holdings under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of September 30, 2005, UIL Holdings had $20 million of short-term borrowings outstanding under this arrangement. This amount is included in the line item “Notes Payable” in the Consolidated Balance Sheet.

On June 30, 2005, Xcelecom amended its existing revolving credit agreement with two banks to extend the term to June 30, 2007. This agreement, as amended, provides for a $30 million revolving loan facility available to meet working capital needs and to support standby letters of credit issued by Xcelecom in the normal course of its business, and up to $5 million to meet capital equipment needs. Capital equipment loans under this facility can be converted to amortizing term loans with a maturity of up to four years. This agreement also provides for the payment of interest at a rate, at the option of Xcelecom, based on the agent bank’s prime interest rate or LIBOR. All borrowings outstanding under this agreement are secured solely by assets of Xcelecom and its subsidiaries. As of September 30, 2005, there was $2 million outstanding under the revolving working capital balance under this facility. This amount is included in the line item “Notes Payable” in the Consolidated Balance Sheet. Xcelecom had $0.6 million of capital equipment funding that had been converted to term notes outstanding and standby letters of credit of $6.2 million outstanding at September 30, 2005 under the facility. Of the total $0.6 million of capital equipment funding converted to term notes, approximately $0.4 million is included in the line item “Notes Payable” in the Consolidated Balance Sheet, and the remaining $0.2 million is included in the line item “Long-term notes payable” in the Consolidated Balance Sheet.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(E) INCOME TAXES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In Thousands)		(In Thousands)
Income tax expense for continuing operations consists of:
Income tax provisions (benefit):
Current
Federal	$10,478	$4,641	$16,039	$12,893
State	2,255	2,009	3,267	5,633
Total current	12,733	6,650	19,306	18,526
Deferred
Federal	1,372	7,302	2,995	9,805
State	151	1,793	175	845
Total deferred	1,523	9,095	3,170	10,650

Investment tax credits	(113)	(113)	(338)	(318)

Total income tax expense	$14,143	$15,632	$22,138	$28,858

Income tax components charged as follows:
Operating tax expense	$14,959	$15,780	$25,015	$32,312
Non-operating tax benefit	(742)	(1)	(777)	(1,629)
Equity investments tax benefit	(74)	(147)	(2,100)	(1,825)

Total income tax expense	$14,143	$15,632	$22,138	$28,858

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

Differences in the treatment of certain transactions for book and tax purposes occur which cause the rate of UIL Holdings’ reported income tax expense to differ from the statutory tax rate described above. The effective book income tax rate for the three and nine months ended September 2005 were 43.1% and 46.8%, respectively, as compared to 48.9% and 47.1% for the three and nine months ended September 30, 2004, respectively.

The increase in the 2005 nine month effective book income tax rate over the 2005 effective statutory income tax rate is due primarily to: (1) non-normalized effects associated with CTA which accounts for approximately 6% of the increase, and (2) differences in the amounts of book depreciation in excess of non-normalized tax depreciation which accounts for approximately 1% of the increase.

UIL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(F) SUPPLEMENTARY INFORMATION
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In Thousands)		(In Thousands)
Operating Revenues
Utility
Retail	$240,692	$209,389	$593,900	$537,137
Wholesale	11,311	5,711	24,066	18,069
Other	7,439	16,321	14,305	33,651
Non-utility businesses
Xcelecom	109,944	91,993	295,533	244,661
Other	5	6	14	64
Total Operating Revenues	$369,391	$323,420	$927,818	$833,582

Fuel and Energy
Fuel and Energy	$136,401	$125,504	$336,265	$306,156
Purchase Power above market fuel expense credit (1)	(5,482)	(5,756)	(16,268)	(17,142)
Total Fuel and Energy	$130,919	$119,748	$319,997	$289,014

Depreciation and Amortization
Utility property, plant, and equipment	$7,799	$7,238	$22,838	$21,995
Non-utility business property, plant and equipment	928	903	2,684	2,659
Total Depreciation	8,727	8,141	25,522	24,654
Amortization of nuclear plant regulatory assets	8,713	3,414	15,660	7,532
Amortization of purchase power contracts (1)	5,482	5,756	16,268	17,142
Amortization of other CTA regulatory assets	-	283	(156)	849
Subtotal CTA Amortization	14,195	9,453	31,772	25,523
Amortization of intangibles	267	311	807	935
Amortization of other regulatory assets	23	284	67	714
Total Amortization	14,485	10,048	32,646	27,172
Total Depreciation and Amortization	$23,212	$18,189	$58,168	$51,826

Taxes - Other than Income Taxes
Operating:
Connecticut gross earnings	$8,970	$7,355	$20,848	$19,560
Local real estate and personal property	2,534	2,785	7,653	7,824
Payroll taxes	1,458	1,327	5,288	4,769
Total Taxes - Other than Income Taxes	$12,962	$11,467	$33,789	$32,153

Other Income (Deductions), net
Interest income	$728	$526	$2,021	$1,250
Allowance for funds used during construction	722	428	2,045	1,251
Seabrook reserve reduction	-	-	-	2,477
C&LM incentive	229	214	646	1,084
GSC procurement fees	802	803	2,084	2,270
ISO load response, net	405	107	1,021	57
Insurance recovery gain	-	-	1,864	-
Miscellaneous other income and (deductions) - net	190	(685)	382	(84)
Total Other Income (Deductions), net	$3,076	$1,393	$10,063	$8,305

Other Interest, net
Notes payable	$903	$136	$1,711	$998
Other	526	(993)	783	(365)
Total Other Interest, net	$1,429	$(857)	$2,494	$633

(1) The amortization of this regulatory asset is a cash neutral item, as there is an offsetting liability which is relieved through a credit to fuel and energy expense.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(G) PENSION AND OTHER BENEFITS

UI’s qualified pension plan covers substantially all of its employees, the employees of UIL Holdings and certain management employees of Xcelecom, in each case other than newly hired employees as described below in this Note (G). Xcelecom employees no longer accrue benefits under the plan, but any benefits accrued to them through December 2003 remain in the plan. UI also has a non-qualified supplemental pension plan for certain employees and a non-qualified retiree-only pension plan for certain early retirement benefits.

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

In addition to providing pension benefits, UI also provides other post-retirement benefits (OPEB), consisting principally of health care and life insurance benefits, for retired employees and their dependents. Employees who are 55 years of age and whose sum of age and years of service at time of retirement is equal to or greater than 65 are eligible for benefits partially subsidized by UI. The amount of benefits subsidized by UI is determined by age and years of service at retirement. UI is expected to contribute approximately $9.6 million in 2005 to fund OPEB, subject to approval by the Internal Revenue Service of the funding vehicle.

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

A new retirement plan has been implemented for new employees. The new plan replaces the existing qualified pension plan and retiree medical plan benefits and became effective on April 1, 2005 for those hired into the bargaining unit and May 1, 2005 for all other new employees. The new retirement plan, which is a “defined contribution plan”, consists of the current provisions of UI's 401(k)/Employee Stock Ownership Plan (KSOP) plus the following benefits:

•	An additional cash contribution of 4.0% of total annual compensation (as defined in the KSOP Plan) to a separate account in the KSOP of new hires.
•	An additional cash contribution of $1,000 per year (pro rata per pay period) into a separate Retiree Medical Fund within the KSOP account for new hires.
•	New employees do not need to contribute to the KSOP to receive these additional cash contribution amounts, they only need to enroll in the KSOP Plan.
•	Both additional cash contributions to the KSOP will vest 100% after 5 years of service.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

 The following tables represent the components of net periodic benefit cost for the pension and OPEB for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,
	Pension Benefits		Other Post-Retirement Benefits
	2005	2004	2005	2004
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$1,582	$1,290	$245	$230
Interest cost	4,495	4,495	776	763
Expected return on plan assets	(5,565)	(5,012)	(380)	(328)
Amortization of:
Prior service costs	246	263	(45)	(45)
Transition obligation (asset)	(131)	(263)	265	264
Actuarial (gain) loss	1,589	1,441	418	426
Net periodic benefit cost	$2,216	$2,214	$1,279	$1,310

The following actuarial weighted average assumptions were used in calculating net periodic benefit cost:
Discount rate	5.75%*	6.00%	5.75%*	6.00%
Average wage increase	4.50%	4.50%	N/A	N/A
Return on plan assets	8.00%	8.00%	8.00%	8.00%
Pre-65 health care trend rate (current yr)	N/A	N/A	12.00%	13.00%
Pre-65 health care trend rate (2012+)	N/A	N/A	5.50%	5.50%
Post-65 health care trend rate (current yr)	N/A	N/A	6.50%	7.00%
Post-65 health care trend rate (2008+)	N/A	N/A	5.00%	5.00%
N/A - not applicable
*5% discount rate used at June 30, 2005 for non-qualified plan.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	Nine Months Ended September 30,
	Pension Benefits		Other Post-Retirement Benefits
	2005	2004	2005	2004
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$4,728	$4,462	$735	$692
Interest cost	13,485	13,511	2,340	2,291
Expected return on plan assets	(16,694)	(15,036)	(1,139)	(982)
Amortization of:
Prior service costs	776	795	(135)	(135)
Transition obligation (asset)	(393)	(791)	794	794
Actuarial (gain) loss	4,748	4,773	1,249	1,270
Settlements, curtailments and special termination benefits	488	-	37	-
Net periodic benefit cost	$7,138	$7,714	$3,881	$3,930

The following actuarial weighted average assumptions were used in calculating net periodic benefit cost:
Discount rate	5.75%*	6.00%	5.75%*	6.00%
Average wage increase	4.50%	4.50%	N/A	N/A
Return on plan assets	8.00%	8.00%	8.00%	8.00%
Pre-65 health care trend rate (current yr)	N/A	N/A	12.00%	13.00%
Pre-65 health care trend rate (2012+)	N/A	N/A	5.50%	5.50%
Post-65 health care trend rate (current yr)	N/A	N/A	6.50%	7.00%
Post-65 health care trend rate (2009+)	N/A	N/A	5.00%	5.00%
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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(J) COMMITMENTS AND CONTINGENCIES

Other Commitments and Contingencies

Connecticut Yankee Atomic Power Company

UI has a 9.5% stock ownership share in the Connecticut Yankee Atomic Power Company (Connecticut Yankee), the carrying value of which was $4.3 million as of September 30, 2005. On December 4, 1996, the Board of Directors of Connecticut Yankee voted unanimously to retire the Connecticut Yankee nuclear plant (the Connecticut Yankee Unit) from commercial operation. A decision by the FERC that became effective on August 1, 2000 allows Connecticut Yankee to collect, through the power contracts with the unit’s owners, the FERC-approved decommissioning costs, other costs associated with the permanent shutdown of the Connecticut Yankee Unit, the unrecovered investment in the Connecticut Yankee Unit, and a return on equity of 6%. Connecticut Yankee may recover 9.5% of these costs from UI.

Connecticut Yankee updates its cost to decommission the unit at least annually, and more often as needed, and provides UI with a projected recovery schedule depicting annual costs expected to be billed to UI, including a return on investment over the term of the projected recovery period. The present value of these costs is calculated using UI’s weighted average cost of capital and, after consideration of recoverability, recorded as a Connecticut Yankee Contract Obligation and a corresponding regulatory asset. At September 30, 2005, UI has regulatory approval to recover in future rates (through the CTA) $15.4 million of its regulatory asset for Connecticut Yankee over a term ending in 2007. The remaining portion of the regulatory asset, as of September 30, 2005, was $26.8 million, which consists of costs subject to a regulatory review and approval process and reflects the present value of the revenue requirements to fund the increased costs described in the following paragraphs. The regulatory review and approval process may extend the recovery period beyond 2007. Although UI believes full regulatory recovery is probable because these costs are similar in nature to the costs for which UI already has regulatory approval to recover in future rates, the actual amounts subject to recovery may be different.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Bechtel Litigation

Connecticut Yankee terminated its decommissioning contract with Bechtel Power Corporation (Bechtel) in July 2003 due to Bechtel’s history of incomplete and untimely performance of decommissioning work. In June 2003, Bechtel filed a complaint against Connecticut Yankee in Connecticut Superior Court, asserting a number of claims, including wrongful termination and negligent misrepresentation. On September 6, 2005, Connecticut Yankee submitted a summary judgment motion for dismissal of Bechtel’s negligent misrepresentation claim and on October 7, 2005 Bechtel filed a motion withdrawing that claim.

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

On June 18, 2004, Bechtel filed a Pre-Judgment Remedy Application (PJR) requesting a $93 million garnishment of the Decommissioning Trust (Trust), Connecticut Yankee shareholder payments to the Trust and any proceeds from the fuel disposal contract litigation pending between Connecticut Yankee and the U. S. Department of Energy (DOE), as well as attachment of any Connecticut Yankee assets, including real property located in Haddam Neck, Connecticut. On July 16, 2004, Connecticut Yankee filed its objection to the PJR, including challenging the legal availability of the remedies requested by Bechtel. On July 20, 2004, the Court allowed the DPUC to intervene in the PJR proceeding for the limited purpose of objecting to Bechtel’s requested garnishment of the Trust and related payments. On August 26, 2004, the Court held oral arguments on the legal availability of the remedies requested by Bechtel but has not issued a decision. On November 1, 2004, the Judge in the PJR proceedings signed a Stipulation reached between Connecticut Yankee and Bechtel. In the Stipulation, Bechtel agrees: (a) to waive and relinquish its right to seek prejudgment attachment of the Trust or any future payments into the Trust, including any proceeds of Connecticut Yankee’s currently pending litigation with the DOE regarding spent fuel storage costs; and (b) not to file in any forum any additional or amended applications for prejudgment remedy or other preliminary relief seeking to attach or garnish any assets of Connecticut Yankee or of any of its shareholders or power purchasers. Further, Bechtel amends its PJR to provide that it seeks only: (i) to attach real property owned by Connecticut Yankee in Connecticut with a value of up to $7.9 million; and (ii) to garnish a portion of the stream of monthly payments to be made through June 2007 to Connecticut Yankee under the wholesale power contracts between Connecticut Yankee and its power purchasers, up to an aggregate amount of $41.7 million. In the proposed Stipulation, it is further agreed that any attachment of the real property authorized by the Court will not prevent Connecticut Yankee from continuing plant decommissioning, and Connecticut Yankee will be entitled to continue with all deconstruction, demolition, decontamination, remediation and related activities. This Stipulation does not constitute an admission of liability by Connecticut Yankee, nor an acknowledgement of any damage calculation in any respect, and is not admissible in any subsequent legal or administrative proceeding not related to enforcement of the application, including any alternative dispute resolution proceedings. The parties have not reached agreement as to whether the real property and the purchaser payments referenced above may be lawfully attached or garnished. Connecticut Yankee and the DPUC continue to dispute that the assets may be lawfully attached or garnished and although the parties submitted briefs in November 2004, the Court has taken no further action. If the outcome is unfavorable, there could be a material negative impact to UI’s results of operations.

FERC Matters

2004 Rate Case Filing

Connecticut Yankee filed the 2003 Estimate with the FERC as part of a July 1, 2004 rate application (the Filing) seeking additional funding to complete the decommissioning project and for storage of spent fuel through 2023. The Filing was required as part of the terms of Connecticut Yankee’s April 2000 rate case settlement agreement

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

Notices of intervention or protest were filed in July and August 2004 at the FERC by several utility parties and by non-utility parties including the DPUC, the Office of Consumer Counsel (OCC), the Massachusetts Attorney General, the Massachusetts Department of Telecommunications and Energy, the Rhode Island Attorney General, and the Maine Public Advocate. Bechtel Power Corporation also filed a motion to intervene and protest.

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

FERC Order on Request for Declaratory Order

On June 10, 2004, the DPUC and the OCC filed a petition (Petition) with the FERC seeking a declaratory order that Connecticut Yankee can recover all decommissioning costs from its wholesale purchasers, but that those purchasers may not recover in their retail rates any costs that the FERC might determine to have been imprudently incurred. Connecticut Yankee, as well as its wholesale purchasers, responded in opposition to the Petition, indicating that the order sought by the DPUC and OCC would violate the Federal Power Act and decisions of the U.S. Supreme Court, other federal and state courts, and the FERC. As noted above, the FERC rejected this Petition as part of its initial ruling on Connecticut Yankee’s rate filing. The DPUC and OCC filed a petition for rehearing on the matter which was denied by the FERC on October 20, 2005. The FERC also rejected the October 14, 2004 motion filed by Connecticut Yankee requesting permission to respond, as well as its response to the rehearing petition.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

On September 9, 2005 the US Court of Appeals for the Federal Circuit issued its appeal decision in the Indiana Michigan vs. DOE spent fuel litigation case. The opinion affirmed the lower Court’s ruling that Indiana Michigan is entitled to no damages. Additionally, the Court also held that Plaintiffs in “partial breach” cases (such as Connecticut Yankee’s case) were not entitled to future damages, although the actual date or event beyond which damages are considered “future damages” was not clarified by the Court. This decision may limit Connecticut Yankee’s recovery of damages in the current case to those damages which actually occurred through 1998, 2004 or potentially 2006. The Court’s ruling does not bar Connecticut Yankee from attempting to recover, at a later date, damages after they have occurred. Therefore, to the extent that the damages collected by Connecticut Yankee in the current case are limited, due to the application of the reasoning from the Indiana Michigan decision, Connecticut Yankee could file an additional claim in 2011 and seek recovery of additional damages.

The Judge in Connecticut Yankee’s case has asked for supplemental briefing on the impact of the Indiana Michigan decision. Initial briefs are due on November 17, 2005 and reply briefs are due December 8, 2005. Oral arguments are scheduled for December 19, 2005. UI cannot predict the impact to its results of operations or financial condition at this time.

Hydro-Quebec

UI is a participant in the Hydro-Quebec (HQ) transmission tie facility linking New England and Quebec, Canada. UI has a 5.45% participating share in this facility, which has a maximum 2000 megawatt equivalent generation capacity value. UI is obligated to furnish a guarantee for its participating share of the debt financing for one phase of this facility. UI’s original guarantee was entered into in April 1991 in the amount of $11.7 million. The amount of this guarantee is reduced monthly, proportionate with principal paid on the underlying debt. As of September 30, 2005, the amount of UI’s guarantee for this debt totaled approximately $3 million.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

Subsequent to the demolition of Steel Point Station, the adjacent East Main Street Substation was removed at the request of the City of Bridgeport and UI expanded the Congress Street Substation to replace it. As of September 30, 2005, UI is entitled to $8.9 million from the City of Bridgeport for such removal and expansion. An additional $1.4 million of costs related to the Substation are transmission assets recoverable through regional transmission rates. In July 2005, the Connecticut General Assembly passed, and the Governor signed, legislation establishing a new taxing district for the Steel Point peninsula. This taxing district could provide Tax Increment Financing for infrastructure improvements on the Steel Point site and adjacent properties in an amount sufficient to fund the City of Bridgeport’s payment of amounts owed by the City to UI for the bulkhead and substation. UI has been unable to reach a settlement agreement with the City of Bridgeport and is moving forward with (1) previously initiated arbitration proceedings to collect the bulkhead replacement and substation removal funds from the City and (2) the public sale of the property. In September 2005 the Mayor of the City of Bridgeport asked the Bridgeport City Council to authorize the taking of the Steel Point property by eminent domain. To date there has been no such action by the City. UI expects to prevail in the arbitration proceedings and establish its right to collect the entire amounts due from the City.

A site on the Mill River in New Haven was conveyed by UI to an unaffiliated entity, Quinnipiac Energy LLC (QE), reserving to UI permanent easements for the operation of its transmission facilities on the site. At the time of the sale, a fund of approximately $1.9 million, an amount equal to the then-current estimate for remediation, was placed in escrow for purposes of bringing soil and groundwater on the site into environmental compliance. Approximately $0.5 million of the escrow fund remains unexpended. QE’s environmental consultant reports that approximately $2 million of remediation remains to be performed. The City of New Haven had foreclosed on the property, as QE was not current with property tax payments. In May 2005, QE paid the back taxes prior to a scheduled foreclosure sale. Subsequently, QE entered into a long-term agreement to lease the property to a Long Island developer (Evergreen Power). UI could be required by applicable environmental laws to finish remediating any subsurface contamination at the site if it is determined that QE and/or Evergreen Power have not completed the appropriate environmental remediation at the site and the property is sold through a foreclosure sale.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

Claim of Enron Power Marketing, Inc.

UI had a wholesale power agreement and other agreements with Enron Power Marketing, Inc. (EPMI) (the Agreements). Following EPMI’s bankruptcy filing on December 2, 2001, UI terminated the Agreements in accordance with their terms, effective January 1, 2002, in reliance upon provisions of the Bankruptcy Code that permit termination of such contracts. The Agreements permitted UI to calculate its gains and losses resulting from the termination, and globally to net these gains and losses against one another, and against any other amounts that UI owed to EPMI under the Agreements, to arrive at a single sum. EPMI, however, commenced on January 31, 2003

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

an adversary proceeding against UI and UIL Holdings in the EPMI bankruptcy. UIL Holdings was sued as the guarantor of UI’s financial obligations under the Agreements. EPMI contends that UI was not entitled to offset, against any losses UI suffered from the termination of the Agreements, any amounts owing to EPMI for power delivered to UI after the date EPMI filed for bankruptcy. The amount of the allegedly improper setoff that EPMI seeks to recover in the adversary proceeding is approximately $8.2 million, plus interest and attorneys’ fees. The bankruptcy court has referred this and other similar cases to mediation and stayed the cases while mediation is conducted. During mediation sessions, EPMI indicated it has theories for increasing the amount of its claims against UI. UI has a reserve of $8.2 million established for this claim. If it is determined that UI does not owe EPMI the amount claimed, the relief of such reserve under regulatory accounting would not have an impact on net income. In the event that UI is determined to owe EPMI a portion, or all, of the amount claimed, UI expects to be able to recover such amount through the GSC as a cost of wholesale power procurement. Accordingly, UI does not expect this claim to have a material impact on its results of operations or financial condition.

Claim of Dominion Energy Marketing, Inc.

On December 28, 2001, UI entered into an agreement with Virginia Electric and Power Company, which was subsequently assigned to its affiliate Dominion Energy Marketing, Inc. (DEMI), for the supply of all of UI’s standard offer generation service needs from January 1, 2002 through December 31, 2003, and for the supply of all of UI’s generation service requirements for special contract customers through 2008 (Power Supply Agreement or PSA). In December 2004, UI received a letter from DEMI claiming that under the terms of this agreement, DEMI should not have been responsible for a currently estimated amount of $8.2 million, plus interest, of certain “CT Reliability COS” charges related to Reliability Must Run agreements between ISO-NE and NRG (the owner of power plants located in Connecticut that were formerly owned by Northeast Utilities). DEMI claims that such charges are fixed operation and maintenance costs and not “Transmission Congestion Costs,” for which DEMI would be responsible under the terms of the PSA. DEMI has indicated that it does not intend to terminate the PSA prior to resolution of the dispute, but the parties have not agreed to a dispute resolution process. On February 14, 2005, DEMI filed a complaint in United States District Court for the District of Connecticut (USDC-CT) seeking the court’s interpretation of the PSA and an order to compel UI to pay the claimed damages. Consequently, on March 14, 2005, UI filed a complaint with the FERC requesting that it exercise jurisdiction under Section 206 of the Federal Power Act and order DEMI to abide by the terms and conditions of the PSA. On May 13, 2005, the FERC issued an order granting UI’s request, noting that DEMI is responsible for the “CT Reliability COS” charges. Subsequently, DEMI filed a notice of voluntary dismissal of the complaint filed with the USDC-CT, which was granted. DEMI also filed a request for rehearing with the FERC, which was granted on September 15, 2005, and hearings have been scheduled for the fourth quarter of 2005. UI believes its interpretation of the PSA is correct. If it is determined that DEMI is not responsible for “CT Reliability COS” charges, UI would seek recovery of these amounts through the regulatory process.

Independent System Operator - New England

On April 16, 2004, UI announced its participation in the ISO-NE program to secure emergency energy resources in Southwestern Connecticut. Under a four-year contract, UI has committed to a load reduction of 30 megawatts when requested by ISO-NE. UI has partnered with several large customers who have agreed to reduce their electricity demand when the region’s electric grid is stressed. The agreement was approved by the FERC in May 2004. As part of the agreement, UI provided a performance guarantee for the commitment of $0.7 million in the form of a letter of credit in the event UI was unable to reduce demand when requested by ISO-NE. Through the end of October 2004, UI was not required to perform under the $0.7 million letter of credit. In October 2004, the letter of credit was reduced to $0.4 million, representing UI’s remaining performance guarantee under the agreement, and the term was extended until October 31, 2005, at which time the letter of credit expired. Through the expiration date of October 31, 2005, UI was not required to perform under the $0.4 million letter of credit and no additional performance guarantee is required. No liability has been recorded in the UIL Holdings’ Consolidated Balance Sheet as of September 30, 2005 for the guarantee that was provided under the letter of credit. The probability that the letter of credit would have been utilized

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

was very low due to the fact that the customers that UI has partnered with for this program are among UI’s largest, thus reducing the likelihood of nonperformance in terms of both the requested kWh reductions and the ability to pay any financial penalties. Furthermore, if the letter of credit had been utilized to cover nonperformance of UI’s customers, the amount paid by UI would have been recovered directly from the customers who did not perform by deducting the amount from the funds that would have been remitted to such customers for their performance in this program.

Gross Earnings Tax Assessment

On September 20, 2005, UI was notified by the Appellate Division of the Connecticut Department of Revenue Services (DRS) that it has ruled against UI’s appeal of a gross earnings tax assessment made by the DRS as the result of an audit examination which covered the period July 1, 1998 through December 31, 2000. The assessment, in the amount of $0.1 million (including interest) is entirely attributable to activity within the year 2000 only and arose as a result of changes to the gross earnings tax statutes enacted pursuant to Connecticut’s 1998 electric industry restructuring legislation, Public Act 98-28, which became effective on January 1, 2000. UI believes that the DRS has erroneously determined that the gross earnings tax statutes, as amended, apply to the following three specific categories of revenues: (1) late payment fees imposed on customers that do not pay their bills within the time specified in their terms of service; (2) returned check fees imposed on customers whose checks were returned to UI due to insufficient funds; and (3) reconnection fees paid by customers who request to have their premises reconnected to UI’s system.

UI has not paid the assessment on the basis that it believes its claim to be meritorious and, on October 18, 2005, filed a lawsuit with the Superior Court for the State of Connecticut in order to appeal the DRS’s ruling. Because this issue has not been previously adjudicated, during the third quarter of 2005 a reserve in the amount $0.7 million was recorded, representing UI’s total estimated liability for additional tax and interest covering: (1) the original audit period of July 1, 1998 through December 31, 2000; (2) a subsequent audit period of July 1, 2001 through June 30, 2004 (for which an audit report has not yet been received); and (3) the remaining unaudited period of July 1, 2004 through September 30, 2005.

Cross-Sound Cable Company, LLC

UCI’s 25% share of the actual project cost for the Cross-Sound cable was $36.3 million as of September 30, 2005. UCI has provided an equity infusion of $10 million to Cross-Sound and UIL Holdings has a loan balance of $24.4 million, including capitalized interest, due from Cross-Sound as of September 30, 2005. In addition, UIL Holdings and UCI have provided two guarantees, in original amounts of $2.5 million and $1.3 million, in support of HQ guarantees to third parties in connection with the construction of the project.

The $2.5 million guarantee is in support of an HQ guarantee to the Long Island Power Authority (LIPA) to provide for damages in the event of a delay in the date of achieving commercial operation. There had been a delay in achieving the originally agreed upon date of commercial operation, primarily due to a Connecticut legislative moratorium on installing new gas and utility lines across Long Island Sound, which precluded the CDEP from considering applications related to submarine cables under Long Island Sound. UCI believes action or inaction of governmental, regulatory or judicial bodies qualify as events beyond its control and performance under the guarantee is not required. Further, on June 24, 2004, Cross-Sound executed a settlement agreement allowing for immediate commercial operation of the cable, as discussed below. Although retaining commercial operating status is contingent upon the satisfaction of certain provisions of the settlement agreement, no liability has been recorded related to this guarantee as UIL Holdings expects commercial operating status to be maintained.

The $1.3 million guarantee is in support of an agreement under which Cross-Sound is providing compensation to shell fishermen for all losses, including loss of income, as a result of the installation of the cable (Shellfish Agreement). The payments to the fishermen are being made over a 10-year period, and the obligation under this guarantee reduces proportionately with each payment made. As of September 30, 2005, the remaining amount of

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

the guarantee was $1.1 million. UIL Holdings has completed a probability weighted analysis based on the likelihood of certain events occurring that would cause UIL Holdings to be required to perform under this guarantee. This analysis resulted in a liability amount that was inconsequential, and as such, no liability has been recorded in UIL Holdings’ Consolidated Balance Sheet as of September 30, 2005.

In the event that Cross-Sound is unable to meet any obligations that are supported by the previously mentioned guarantees, UCI expects that such obligations would be funded by capital contributions from the owners, who are affiliates of the guarantors, in amounts in proportion to their respective ownership shares of Cross-Sound. As such, UCI does not expect to be required to perform under the guarantees.

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

Although the settlement agreement allows for commercial operation of the cable, such status is contingent upon the satisfaction of certain provisions set forth in the agreement. In particular, Cross-Sound was required to bring the cable into compliance with permit conditions as directed by the CDEP. This remediation was completed in January 2005 and consisted primarily of achieving the originally required burial depth in those areas deemed as “soft spots,” meaning the obstructions which originally prevented achievement of such depth were able to be removed without the use of techniques such as blasting. The cost of this remediation amounted to approximately $4 million. In September 2005, the CDEP and the United States Army Corp of Engineers confirmed that Cross-Sound was in compliance with all currently applicable provisions of the permit. Additionally, the settlement agreement called for the parties to fund a collective amount of $6 million to a research and restoration fund for the Long Island Sound, all of which was funded.

With completion of all provisions of the settlement agreement for which Cross-Sound is responsible, the loan from UIL Holdings may be refinanced with external project financing. UCI will be responsible for 25% of any additional capital needs of the project.

Xcelecom, Inc.

M. J. Paquet

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Performance and Payment Bonds

Xcelecom is contingently liable to sureties in respect of performance and payment bonds issued by sureties, all relating to construction projects entered into in the normal course of business. These bonds provide a guarantee to the customer that Xcelecom will perform under the terms of a contract and that it will pay subcontractors and vendors. If Xcelecom fails to perform under a contract or to pay subcontractors or vendors, the customer may demand that the surety make payments or provide services under the bond. Xcelecom must reimburse the surety for any expenses or outlays it incurs. Xcelecom has maintained a relationship with its primary surety since inception in 1999. To date, Xcelecom has not had any situation in which any of its sureties has been required to incur expenses on Xcelecom’s behalf. As of September 30, 2005, sureties had issued bonds for the account of Xcelecom in the aggregate amount of approximately $193.6 million. The expected cost to complete projects covered by such surety bonds was approximately $50.1 million as of September 30, 2005.

UIL Holdings indemnifies the respective surety bond companies against any exposure under the bonds. The purpose of UIL Holdings’ indemnification is to allow Xcelecom to obtain bonding at competitive rates. In the event that Xcelecom does not fulfill its obligations in relation to its bonded contracts or obligations, UIL Holdings may be required to make payments under its indemnification agreements with Xcelecom’s sureties. The majority of these contingent commitments will expire within the next 12 months; however, UIL Holdings will likely continue to enter into surety bond indemnification arrangements for Xcelecom in the future. Since Xcelecom’s inception, sureties have never been required to make payments on Xcelecom’s behalf under the bonds. Accordingly, UIL Holdings concluded that it need not record a liability in connection with these obligations in its Consolidated Balance Sheet as of September 30, 2005.

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

The majority owner of BE has filed with the FERC an application for “Reliability Must Run” (RMR) status. UBE agrees with the majority owner that RMR would be beneficial to BE, but objected to the application because certain aspects of proposed related transactions between the majority owner and its affiliates, including DETM, are not in the best interests of BE. Therefore, in the first quarter of 2005, UBE notified the majority owner that it would pursue its contractual rights to sell its 33 1/3% interest to the majority owner at fair market value. The majority owner denied that the contractual preconditions for such a sale had been met, but on May 12, 2005, an arbitrator issued a decision determining that the contractual preconditions were met to allow UBE to sell its 33 1/3% interest to the majority owner at fair market value and that UBE effectively exercised its right to sell following a vote taken by BE’s management committee on February 9, 2005. The parties are now in the appraisal process to determine the fair market value of BE. The potential timing to complete, expenses associated with, and results of the appraisal of fair market value are not known at this time. On September 13, 2005, Duke Energy announced a plan to sell some electric generating stations, including its ownership position in BE, to be completed in early 2006. Duke Energy’s decision to sell its ownership interest in BE does not affect its responsibility to purchase UBE’s ownership interest in BE, but could affect the timing to settle this obligation, as the settlement date could converge with the timing of Duke Energy’s future sale of its interest in BE.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(M) SEGMENT INFORMATION
(in Thousands)
	For the nine months ended September 30, 2005
			Eliminations
	UI	Xcelecom	And Other	Total
Operating Revenues	$632,271	$295,533	$14	$927,818
Fuel and Energy	319,997	-	-	319,997
Operation and maintenance	151,760	297,987	4,404	454,151
Depreciation and amortization	54,676	3,455	37	58,168
Taxes - other than income taxes	32,040	1,746	3	33,789
Operating Income (Loss) From Continuing Operations	73,798	(7,655)	(4,430)	61,713

Other Income and (Deductions), net	6,571	2,325	1,167	10,063
Interest Charges, net	13,332	1,244	4,656	19,232

Income (Loss) From Continuing Operations Before Income Taxes
and Equity Earnings	67,037	(6,574)	(7,919)	52,544
Income tax expense (benefit)	30,266	(2,789)	(5,339)	22,138
Income (Loss) From Continuing Operations Before Equity Earnings	36,771	(3,785)	(2,580)	30,406
Income (Losses) from Equity Investments	192	-	(5,457)	(5,265)
Income (Loss) From Continuing Operations	36,963	(3,785)	(8,037)	25,141
Discontinued Operations, Net of Tax	-	-	(102)	(102)
Net Income (Loss)	$36,963	$(3,785)	$(8,139)	$25,039

	For the nine months ended September 30, 2004
			Eliminations
	UI	Xcelecom	And Other	Total
Operating Revenues	$588,857	$244,661	$64	$833,582
Fuel and Energy	289,014	-	-	289,014
Operation and maintenance	142,680	239,927	3,763	386,370
Depreciation and amortization	48,232	3,594	-	51,826
Taxes - other than income taxes	30,648	1,477	28	32,153
Operating Income (Loss) From Continuing Operations	78,283	(337)	(3,727)	74,219

Other Income and (Deductions), net	6,913	598	794	8,305
Interest Charges, net	11,282	387	5,180	16,849

Income (Loss) From Continuing Operations Before Income Taxes
and Equity Earnings	73,914	(126)	(8,113)	65,675
Income tax expense (benefit)	34,568	(50)	(5,660)	28,858
Income (Loss) From Continuing Operations Before Equity Earnings	39,346	(76)	(2,453)	36,817
Income (Losses) from Equity Investments	190	-	(4,630)	(4,440)
Income (Loss) From Continuing Operations	39,536	(76)	(7,083)	32,377
Discontinued Operations, Net of Tax	-	-	49,824	49,824
Net Income (Loss)	$39,536	$(76)	$42,741	$82,201

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(M) SEGMENT INFORMATION
(in Thousands)

	For the three months ended September 30, 2005
			Eliminations
	UI	Xcelecom	And Other	Total
Operating Revenues	$259,442	$109,944	$5	$369,391
Fuel and Energy	130,919	-	-	130,919
Operation and maintenance	56,612	107,715	1,193	165,520
Depreciation and amortization	22,016	1,188	8	23,212
Taxes - other than income taxes	12,480	482	-	12,962
Operating Income (Loss) From Continuing Operations	37,415	559	(1,196)	36,778

Other Income and (Deductions), net	2,441	218	417	3,076
Interest Charges, net	4,688	674	1,612	6,974

Income (Loss) From Continuing Operations Before Income Taxes
and Equity Earnings	35,168	103	(2,391)	32,880
Income tax expense (benefit)	15,169	34	(1,060)	14,143
Income (Loss) From Continuing Operations Before Equity Earnings	19,999	69	(1,331)	18,737
Income (Losses) from Equity Investments	71	-	(254)	(183)
Income (Loss) From Continuing Operations	20,070	69	(1,585)	18,554
Discontinued Operations, Net of Tax	-	-	(102)	(102)
Net Income (Loss)	$20,070	$69	$(1,687)	$18,452

	For the three months ended September 30, 2004
			Eliminations
	UI	Xcelecom	And Other	Total
Operating Revenues	$231,421	$91,993	$6	$323,420
Fuel and Energy	119,748	-	-	119,748
Operation and maintenance	48,037	89,269	1,209	138,515
Depreciation and amortization	16,975	1,214	-	18,189
Taxes - other than income taxes	11,044	412	11	11,467
Operating Income (Loss) From Continuing Operations	35,617	1,098	(1,214)	35,501

Other Income and (Deductions), net	977	88	328	1,393
Interest Charges, net	2,643	137	1,804	4,584

Income (Loss) From Continuing Operations Before Income Taxes
and Equity Earnings	33,951	1,049	(2,690)	32,310
Income tax expense (benefit)	16,335	428	(1,131)	15,632
Income (Loss) From Continuing Operations Before Equity Earnings	17,616	621	(1,559)	16,678
Income (Losses) from Equity Investments	58	-	(417)	(359)
Income (Loss) From Continuing Operations	17,674	621	(1,976)	16,319
Discontinued Operations, Net of Tax	-	-	16	16
Net Income (Loss)	$17,674	$621	$(1,960)	$16,335

Total Assets at September 30, 2005	$1,464,271	$213,546	$112,360	$1,790,177

Total Assets at December 31, 2004	$1,475,782	$197,234	$114,592	$1,787,608

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(N) GOODWILL AND OTHER INTANGIBLE ASSETS

As of September 30, 2005 and December 31, 2004, UIL Holdings maintains $76 million and $70.5 million, respectively, of goodwill related to Xcelecom that is no longer being amortized, and $4.7 million and $3.7 million, at September 30, 2005 and December 31, 2004, respectively, of identifiable intangible assets related to Xcelecom that continue to be amortized.

A summary of the change in UIL Holdings’ goodwill from December 31, 2004 to September 30, 2005 is as follows:

(Thousands of Dollars)	Total

Balance, January 1, 2005	$70,496
Goodwill acquired during the nine months ended September 30, 2005	5,531
Balance, September 30, 2005	$76,027

The goodwill acquired during the nine months ended September 30, 2005 pertains to deferred earn-out provision payments related to prior Xcelecom acquisitions. There were no impairments to the goodwill balances recognized during the nine months ended September 30, 2005 and 2004.

As of September 30, 2005 and December 31, 2004, UIL Holdings’ intangible assets and related accumulated amortization consisted of the following:

	As of September 30, 2005
(Thousands of Dollars)	Gross	Accumulated Amortization	Net Balance
Intangible assets subject to amortization:
Non-compete agreements	$4,425	$4,171	$254
Backlog	256	256	-
Total	$4,681	$4,427	$254

	As of December 31, 2004
(Thousands of Dollars)	Gross	Accumulated Amortization	Net Balance
Intangible assets subject to amortization:
Non-compete agreements	$3,455	$3,442	$13
Backlog	256	256	-
Total	$3,711	$3,698	$13

The intangible asset balance is included in “Other Deferred Charges” on the Consolidated Balance Sheet.

UIL Holdings recorded amortization expense related to these intangible assets of $0.8 million and $0.9 million for the nine months ended September 30, 2005 and 2004, respectively. Assuming there are no acquisitions or dispositions that occur in the future, the remaining intangible assets will be fully amortized in 2006. The estimated annual amortization expense is shown in the table below.

2005	2006	2007	2008	2009
(In Thousands)
$243	$11	-	-	-

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(O) DISCONTINUED OPERATIONS

On June 22, 2004, UIL Holdings completed the sale of APS to CheckFree, a leading provider of financial electronic commerce services and products, pursuant to the purchase agreement entered into between the parties on December 16, 2003. Accordingly, the results of APS for the three and nine months ended September 30, 2004 and 2005 have been reported as discontinued operations in the accompanying Consolidated Statement of Income and Consolidated Statement of Cash Flows.

A summary of the discontinued operations of APS follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net operating revenues	$-	$-	$-	$36,659
Operating income (loss) (1)	$-	$(135)	$-	$5,508
Income (loss) before income taxes (1)	$-	$(135)	$-	$4,941
Income tax (expense) benefit (1)	-	55	-	(1,469)
Income (loss) from discontinued operations, net of tax, excluding gain on sale	-	(80)	-	3,472
Gain (loss) on sale of discontinued operations, net of tax (2)	(102)	96	(102)	46,352
Net income (loss) from discontinued operations	$(102)	$16	$(102)	$49,824
(1) Excludes transaction costs and related income tax impact, which are included in the gain on sale of discontinued operations.
(2) The gain on sale of discontinued operations for the nine months ended September 30, 2004 is reported net of transaction costs of $14 million and net of income taxes of $32 million. The loss on sale of discontinued operations for the three and nine months ended September 30, 2005 is reported net of transaction costs of $0.4 million and net of income taxes of $0.3 million.

In 2005, CheckFree elected to treat its purchase of APS as an asset purchase for tax purposes rather than as a stock purchase. The resulting adjustment from the evaluation of the treatment of this tax election, along with additional third party costs associated with the preparation of the final APS tax returns, lowering the overall gain on the sale of APS by $0.1 million was recognized in the third quarter of 2005 upon the filing of the final 2004 APS tax returns.

(P) RELATED PARTY TRANSACTIONS

Arnold L. Chase, a Director of UIL Holdings since June 28, 1999, holds a beneficial interest in the building located at 157 Church Street, where UI leases office space for its corporate headquarters. UI’s lease payments for this office space for each of the nine months ended September 30, 2005 and 2004 totaled $7.1 million, respectively and for the three months ended September 30, 2005 and 2004 totaled $2.4 million and $2.3 million, respectively.

Cross-Sound, in which UCI holds a 25% minority interest investment, leases a parcel of land from UI. Cross-Sound’s lease payments to UI for this parcel amount to $0.1 million on an annual basis.

In connection with certain of the acquisitions of Xcelecom, certain of Xcelecom’s subsidiaries have entered into a number of related party lease arrangements for facilities with the former owners of companies acquired (or persons or entities related thereto), some of whom are current employees of Xcelecom. These lease agreements are for periods generally ranging from three to five years. Xcelecom’s payments related to these lease arrangements totaled $1.1 million for each of the nine months ended September 30, 2005 and 2004, respectively, and $0.4 million for each of the three months ended September 30, 2005 and 2004, respectively.

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

In the fourth quarter of 2004, UIL Holdings’ Board of Directors approved a plan to reorganize UIL Holdings’ Finance organization to reduce costs, improve process flow and better support its core utility operations. Following the sale of APS in June 2004, the strategic core of UIL Holdings has returned to its utility operations, along with the non-utility operations of Xcelecom. As a result, the accounting, treasury and corporate planning functions of UI and the holding company have been combined in an effort to gain operating efficiencies. In connection with this reorganization, UIL Holdings recorded employee termination costs in the fourth quarter of 2004 amounting to $2 million, which equated to approximately $0.08 per share, after-tax. As of September 30, 2005, a portion of these accrued restructuring costs have been reclassified to the accounts for UI’s non-qualified pension plan, as certain effected employees have elected to receive termination pay in the form of enhanced retirement benefits. The remaining accrued restructuring costs are expected to be settled in late 2005 or early 2006. On an annualized basis, this reorganization is expected to yield consolidated after-tax cost savings of approximately $0.04 per share, although the impact to 2005 will be somewhat lower due to the timing of employee departures.

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

Current Rate Case

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

In this case, UI is proposing that rates be set separately for each of the years 2006, 2007, 2008 and 2009. The need to increase rates results from the need to strengthen UI’s financial integrity and address workforce attrition issues, increases in operating costs and infrastructure planning and investment. UI requests that rates be established to reflect an increase in revenue requirements for its distribution rate component and applicable portion of CTA, compared to revenue requirements at then-current rates (i.e., what rates are expected to be absent this rate request), of approximately, $37.0 million in 2006, $4.4 million in 2007, $12.6 million in 2008, and $7.0 million in 2009. This approach would result in an average increase to overall bundled retail rates of 5.1% in 2006, 0.6% in 2007, 1.8% in 2008 and 1.0% in 2009. The increases in 2007, 2008 and 2009 are incremental to the prior year. The aforementioned amounts may be revised by UI during the rate case proceedings.

The Standard Filing Requirements (SFRs), submitted by UI in the filing, reflect an 11.6% return on equity (ROE) for 2006 through 2009, and a ratemaking capital structure of 52% equity and 48% debt. Currently, UI has an approved ROE of 10.45% and a ratemaking capital structure of 47% equity and 53% debt.

The basic elements of the proposed plan are as follows:

•
Rates are established for each year separately, in accordance with the ratemaking principles of Connecticut General Statute § 16-19e, based upon the costs, revenues and capital structure set forth in the SFRs for such year.

•
In accordance with past practice, the equity return and capital structure for the CTA is adjusted to the approved distribution equity return and capital structure, and CTA rates are adjusted accordingly.

•	CTA rates are also adjusted for the impacts associated with the newly enacted Connecticut Corporation Business Tax surcharge affecting 2006 and 2007.
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

The DPUC has established a schedule, including public hearings, regarding the rate request process. Hearings are underway and are expected to be completed in November 2005. Based on the current schedule, a draft decision is expected in late December, with a final decision expected in early January 2006. Additional information regarding this rate request can be viewed on the DPUC’s website at www.state.ct.us/dpuc/ by selecting docket number 05-06-04.

Recent Legislation

On July 6, 2005, An Act Concerning the Department of Transportation, Public Act No. 05-210 (the 2005 Transportation Act), became law in Connecticut. Section 28 of this legislation, effective from enactment, amends § 13a-126 of the Connecticut statutes. This section provides that the state shall bear no part of the cost to readjust, relocate or remove an electric transmission line buried within a public highway right-of-way where such action is required by a state highway project, but also provides that the state shall consider such costs in selecting a final project design in order to minimize the overall cost incurred by the state and the electric distribution company. As a result, the electric distribution company’s costs of readjustment, relocation or removal will be included in tariffs, for collection from customers. Section 30 of the 2005 Transportation Act amends § 16-19b of the Connecticut statutes to establish a “transmission tracker” mechanism, much like the existing adjustment mechanisms under this statutory section. Section 30 provides for the DPUC to adjust an electric distribution company’s retail transmission rate periodically to “track” and recover the transmission costs, rates, tariffs and charges approved by the FERC. This section will allow UI to make an annual filing with the DPUC to reset UI’s retail transmission rate shortly after UI’s annual FERC transmission revenue requirements filing. This legislation mitigates the existing lag between changes in UI’s FERC-approved transmission revenue requirements and its retail transmission rate. UI expects to file an application with the DPUC during the fourth quarter of 2005 seeking to implement this legislation, establishing a transmission adjustment mechanism and utilizing the most recent FERC-approved transmission revenue requirements to establish UI’s retail transmission rate. UI anticipates that its new retail transmission rate can be determined, and UI will begin to charge the new rate, in the first quarter of 2006.

On July 22, 2005, An Act Concerning Energy Independence, June Special Session, Public Act No. 05-1 (“the Energy Independence Act”), became law in Connecticut, the general intention of which is to reduce congestion costs in Connecticut. The Energy Independence Act, which consists of forty sections varying in effective date from the date of enactment to October 1, 2005, adds to the items included in the definition of Federally Mandated Congestion Charges (“FMCCs,” formerly known as Federally Mandated Congestion Costs) and provides for incentives to promote the development of projects and resources that will reduce FMCCs and for the recovery of the costs of such incentives through the FMCC rate component on retail customers’ bills, makes certain changes to the prior electric restructuring legislation in the state, and makes other changes to the statutes administered by the DPUC. The DPUC has initiated more than ten dockets, both uncontested and contested, to implement the many provisions of The Energy Independence Act. The DPUC will be required to determine what measures will reduce FMCCs, and to approve measures whose contribution to reduction of FMCCs is expected to outweigh the measures’ cost. These potential measures include “grid-side distributed resources,”“customer-side distributed resources,” new generation, and contracts with generation for capacity rights. In addition, the Energy Independence Act establishes Class III renewable energy resources, and related portfolio standards for generation services, in addition to the existing Class I and Class II renewable energy resources and portfolio standards. The Energy Independence Act provides for the waiving of electric back-up rates and gas delivery charges for qualifying customer-side distributed resources, with recovery of electric distribution company lost revenues through the FMCC rate component of bills. In order to encourage electric distribution companies to promote measures to reduce FMCCs, the Energy Independence Act provides for monetary awards to the electric distribution companies in whose service areas such measures are located. There is also provision for electric distribution companies to earn an incentive fee for procuring standard service and default service for the period 2007 and beyond, with the DPUC to establish the criteria for earning such incentive. While the ultimate impact of this legislation will be determined through the series of regulatory proceedings described above, UI does not expect this legislation will have a material impact on its results of operations or financial condition, as the Energy Independence Act provides that electric distribution companies will recover their costs and investments resulting from the Energy Independence Act provisions through a number of mechanisms, including the FMCC charges on customers’ bills.

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

Other Regulation

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

On June 23, 2004, the DPUC approved UI’s request to amend its Purchased Power Adjustment Clause rate component to allow UI to apply the clause to special contract customers. The DPUC also approved a Purchased Power Adjustment rate of $0.000264 per kWh to be applied against special contract load to reflect the increased cost to serve these customers. This decision will allow UI to recover changes in the cost to procure energy as it relates to special contract customers through the generation service charge (GSC). The decision does not explicitly order the accounting for the increased costs of $0.8 million related to UI’s special contract customers for the period from January 1, 2004 through June 22, 2004 (the day before the effective date of the final decision). The actual costs for that period to procure power for UI’s special contracts are included in the revised annual competitive transition assessment (CTA)/systems benefits charge (SBC) reconciliation filing for 2004 which was filed with the DPUC in April 2005. UI believes that it is entitled to recovery of the $0.8 million under ratemaking principles, because these costs were required to be incurred to procure power for customers and the 1998 Restructuring Legislation and the 2003 Restructuring Legislation provide that the distribution company is entitled to recover its full cost of procuring power for customers who do not choose an alternate supplier.

The DPUC’s December 18, 2003 final decision establishing UI’s transitional standard offer also included the DPUC’s approval of the implementation of Federally Mandated Congestion Costs (FMCC) charges on its customers’ bills. The decision established bypassable Federally Mandated Congestion Costs (BFMCC) charges and non-bypassable Federally Mandated Congestion Costs (NBFMCC) charges based on estimates, and indicated that the DPUC would true-up these estimated costs to UI’s actual expenditures through a semi-annual proceeding. By decision dated November 24, 2004, the DPUC authorized an FMCC cost recovery mechanism for the electric distribution companies. That decision recognizes that FMCC costs change from time to time, and that it is appropriate to provide a mechanism for the electric distribution companies to adjust the charges to customers that recover the companies’ FMCC costs. On December 22, 2004, the DPUC issued a final decision increasing the NBFMCC charge UI is authorized to collect from customers. The NBFMCC charge relates to “congestion costs” associated with not having adequate transmission infrastructure to move energy from the generating sources to the consumer and to costs associated with maintaining the reliability of electric service, such as reliability-must-run contracts with generators. Because the purpose of the NBFMCC charge is for the electric distribution company to recover its actual NBFMCC costs on a pass-through basis, the DPUC decision provided for a true-up of NBFMCC costs and revenues on a semi-annual basis such that UI would recover all such charges incurred. The charge originally established for 2004 was based upon estimates that were made in 2003, and reflected estimated NBFMCC lower than were actually incurred. The decision increased the NBFMCC charge from $0.001652 per kWh to $0.012099 per kWh, effective January 1, 2005. This increase is intended to enable UI to recover both the forecasted ongoing NBFMCC costs and the $13.8 million deficit that resulted because the charge originally established was below the incurred costs. In February 2005, the DPUC initiated a semi-annual reconciliation proceeding relating to FMCCs and GSC. Based upon the increases for 2005 authorized in the December 22, 2004 decision, UI did not make a filing for another rate adjustment. The DPUC nonetheless included UI in the docket, and UI provided information on its actual FMCC costs and recovery. UI did not request a change to the FMCC charges. Hearings were held on April 25, 2005 and a final decision was issued on August 24, 2005, which did not result in a change to UI’s rates. The next reconciliation filing was submitted in August 2005. Any changes resulting from the August 2005 reconciliation submission would be effective January 1, 2006.

UI filed a revised local network service transmission tariff with the FERC in the third quarter of 2005. UI is seeking to recover its transmission revenue requirements on a prospective basis, subject to reconciliation with actual revenue requirements. Under UI’s current transmission tariff, the annual period during which wholesale transmission rates are effective begins after the annual period used to calculate the required transmission rates. The proposed changes to the tariff are expected to reduce the lag between the time transmission-related costs are incurred and the period in which rates are effective. In addition, UI is seeking to include 50% of new construction work in progress in transmission rate base to improve cash flow during design and construction of transmission facilities.

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

UI’s CTA collection recovers costs that have been reasonably incurred, or will be incurred, to meet its public service obligations and that will likely not otherwise be recoverable in a competitive market. These “stranded costs” include above-market long-term purchased power contract obligations, regulatory asset recovery and above-market investments in power plants. Subject to future regulatory changes to the CTA rate, significant load growth, or to the level of amortization, CTA revenues are expected to remain relatively constant, with amortization increasing over time as the earnings trend downward due to the decreasing CTA rate base. A significant amount of UI’s earnings is generated by the authorized return on the equity portion of as yet unamortized stranded costs in the CTA rate base. UI’s earnings per share attributable to CTA for the nine months ended September 30, 2005 and 2004 were $0.66 and $0.71, respectively. A significant portion of UI’s cash flow from operations is also generated from those earnings and from the recovery of the CTA rate base. Cash flow from operations related to CTA amounted to $22.9 million and $19.9 million for the nine months ended September 30, 2005 and 2004, respectively. The CTA rate base has declined from year to year for a number of reasons, including: amortization of stranded costs, the sale of the nuclear units, and adjustments made through the annual DPUC review process. The original rate base component of stranded costs, as of January 1, 2000, was $433 million. It has since declined to $413 million at year-end 2000, $373 million at year-end 2001, $303 million at year-end 2002, $279 million at year-end 2003, $267 million at year-end 2004 and $254 million as of September 30, 2005. The 2004 result is subject to DPUC review, pursuant to an annual review of UI’s CTA revenues and expenses, and may be adjusted in accordance with that review. Based upon UI’s filings and the DPUC’s decisions in prior annual CTA reconciliation dockets, UI does not expect the results of this reconciliation docket to have a material effect on UI. In the future, UI’s CTA earnings will decrease while, based on UI’s current projections, cash flow will remain fairly constant until stranded costs are fully amortized between 2013 and 2015, depending primarily upon the DPUC’s future decisions which could affect future rates of stranded cost amortization.

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

In April 2005, the Connecticut Siting Council (CSC) approved a project to construct a 345-kiloVolt transmission line from Middletown, Connecticut, to Norwalk, Connecticut, which was jointly proposed by UI and The Connecticut Light and Power Company (CL&P). Appeals to the Connecticut Superior Court have been taken by entities who are contesting the CSC’s decision with respect to the location and construction of the line in two areas along the project route. These appeals do not contest the need for the project or other locations and construction methodology, and do not seek a stay of the CSC decision. This project is expected to improve the reliability of the transmission system in southwest Connecticut. The two companies are working together for certain permitting, and will each construct, own and operate its respective portion of the transmission line and related facilities. UI will construct, own, and operate transmission and substation facilities comprising approximately 20% of the total project. UI’s current estimate for its share of the project cost is approximately $180 million to $215 million (excluding allowance for funds used during construction). Based on the current projected schedule of construction, the project is expected to be completed in 2009. Upon project completion, UI’s rate base will have increased by approximately $220 million to $260 million, an increase of more than 200% relative to UI’s current net transmission assets. When UI’s investment is included in rate base for ratemaking purposes, UI will begin to earn a return on, and commence recovery of, its investment. Other governmental permitting, together with approvals from ISO-New England (ISO-NE), will be required for the project. The total project cost and timing of completion could change depending on other permit requirements. UI’s costs for the project are expected to be included in and recovered through transmission rates under FERC jurisdiction.

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

Risk Management and Insurance

UI’s primary risk management and insurance exposures include bodily injury, property damage, fiduciary responsibility, and injured workers’ compensation. UI is insured for general liability, automobile liability, property loss, fiduciary liability and workers’ compensation liability. UI’s general liability and automobile liability programs provide insurance coverage for third party liability claims for bodily injury (including “pain and suffering”) and property damage, subject to a deductible. Losses are accrued based upon UI’s estimates of the liability for claims incurred and an estimate of claims incurred but not reported. UI reviews the general liability reserves quarterly to ensure the adequacy of those reserves. The reserve is based on historical claims, business events, industry averages and actuarial studies. Insurance liabilities are difficult to assess and estimate due to unknown factors such as claims incurred but not reported and awards greater than expected; therefore, reserve adjustments may become necessary as cases unfold. UI insures its property subject to deductibles depending on the type of property. UI’s fiduciary liability program and workers’ compensation program provide insurance coverage, subject to deductibles as well. As with other companies, UI has seen significant increases in its workers’ compensation premiums in the past several years.

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

During the first nine months of 2005, Xcelecom recognized approximately $5 million in after-tax project losses due to cost overruns. The project losses were incurred on projects at Allan/Briteway Electrical Contractors, Inc. (Allan/Briteway), a New Jersey based subsidiary of Xcelecom. Management has reviewed these projects and determined that the write-downs resulted mainly from operational problems associated with merging the Allan and Briteway organizations in early 2005. One of the major reasons for the decision to merge the entities was the expected synergies that would be realized in the workforce. There had been rapid growth in Briteway’s work volume in the year prior to that merger, while during the same period, Allan’s growth lagged. As a result of the merger, however, there were unforeseen staffing turnovers which led to overburdened project management. The result was a breakdown in project oversight. Labor cost overruns were the principal source of the project write-downs. Management has taken actions to remediate this operational issue at Allan/Briteway which include 1) establishing project budgets in sufficient detail to track work categories by task, system or phase, 2) incorporating a turn-over of the awarded job estimate to the project manager with the appropriate detail, scope and schedule in order to manage the project, and 3) ensuring adequate levels of management staffing and oversight are maintained. The project losses may be partially offset by pending change orders and claims, for which all costs have been recognized, but which have not been included in projected earnings.

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

Cost Drivers

As a service business, Xcelecom’s cost structure is highly variable. Primary costs include labor, materials and insurance. Approximately 49% of costs are derived from labor and related expenses. For the nine months ended September 30, 2005 and 2004, labor-related expenses totaled $149.5 million and $122 million, respectively.

Approximately 37% of Xcelecom’s costs incurred are for materials installed on projects and equipment and other products sold to customers. This component of the expense structure is variable based on the demand for services. Costs are generally incurred for materials once work begins on a project or a customer order is received. Materials are ordered when needed, shipped directly to the jobsite or customer facility, and installed within 30 days. Materials consist of commodity-based items such as conduit, pipe, data cabling, wire and fuses as well as specialty items such as fixtures, switchgear, switches and routers, servers and control panels. For the nine months ended September 30, 2005 and 2004, material and equipment expenses totaled $111.2 million and $83.6 million, respectively.

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

Cross-Sound has satisfied the provisions of the settlement agreement for which it is responsible. Specifically, the remediation work required in the federal navigation channel in New Haven Harbor to bring the Cross-Sound cable into compliance with the permit conditions set forth by the CDEP was completed in January 2005. The remediation required consisted of achieving the originally required burial depth in those areas deemed as “soft spots,” meaning the obstructions which originally prevented achievement of such depth could generally be removed without the use of destructive techniques such as blasting. The cost of this remediation amounted to $4 million. The permit conditions did not require the original burial depth to be achieved in the area where rock ledge obstruction prevented meeting the original burial depth until such time that the United States Army Corp of Engineers is authorized to deepen the federal navigation channel in the New Haven Harbor. In September 2005, the CDEP and the United States Army Corp of Engineers confirmed that Cross-Sound was in compliance with all currently applicable provisions of the permit. During the third quarter of 2004, CL&P and LILCO/LIPA reached the necessary agreements, as required by the settlement agreement, for the replacement of the existing 1385 line. Such agreements included a schedule for implementation, which has been approved by the CDEP. Completing the replacement of the existing 1385 line, which is not within Cross-Sound’s control, is now the final step to satisfy the provisions of the settlement agreement. In late September 2004, Cross-Sound funded its $2 million commitment to the research and restoration fund for the Long Island Sound, as required by the settlement agreement. CL&P and LILCO/LIPA have also funded their commitments of $2 million each.

UCI’s 25% share of the actual project cost for the Cross-Sound cable was $36.3 million as of September 30, 2005. UCI has provided an equity infusion of $10 million to Cross-Sound and UIL Holdings has a loan balance of $24.4 million, including capitalized interest, due from Cross-Sound as of September 30, 2005. With the completion of all provisions of the settlement agreement for which Cross-Sound is responsible, the loan from UIL Holdings may be refinanced with external project financing. In addition, two guarantees have been provided by UIL Holdings and UCI with original amounts totaling $3.8 million, in support of Hydro-Quebec’s guarantees to third parties in connection with the construction of the project (see “Notes to Consolidated Financial Statements - Note (J), Commitments and Contingencies - Cross-Sound Cable Company, LLC,” for further discussion of these guarantees). UCI will be responsible for 25% of any additional capital needs of the project.

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

UCI also has passive, minority equity positions in several venture funds. UCI viewed these investments as an opportunity to earn reasonable returns and promote local economic development. During 2005, UCI funded $0.2 million to the Ironwood Mezzanine Fund (formerly the Ironbridge Mezzanine Fund) and has received distributions from this fund of $0.1 million. During the first nine months of 2005, UCI has recorded unrealized losses of $0.5 million related to its investment in Zero Stage VII. In October 2005, UCI received a distribution of $0.4 million from Zero Stage VII. In September 2005 the unrealized losses previously recognized by UCI to write the carrying value of its investment in the Zero Stage VI fund to zero became realized, as the fund issued a final Schedule K-1 (noting each partner’s share of current year taxable income, deductions, credits and other items) indicating a total loss of investment.

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

As further discussed below, the majority owner of BE has filed with the FERC an application for “Reliability Must Run” (RMR) status. UBE agrees with the majority owner that RMR would be beneficial to BE, but objected to the application because certain aspects of proposed related transactions between the majority owner and its affiliates, including DETM, are not in the best interests of BE. Therefore, in the first quarter of 2005, UBE notified the majority owner that it would pursue its contractual rights to sell its 33 1/3% interest to the majority owner at fair market value. The majority owner denied that the contractual preconditions for such a sale had been met, but on May 12, 2005, an arbitrator issued a decision determining that the contractual preconditions were met to allow UBE to sell its 33 1/3% interest to the majority owner at fair market value and that UBE effectively exercised its right to sell following a vote taken by BE’s management committee on February 9, 2005. The parties are now in the appraisal process to determine the fair market value of BE. The potential timing to complete, expenses associated with, and results of the appraisal of fair market value are not known at this time. On September 13, 2005, Duke Energy announced a plan to sell some electric generating stations, including its ownership position in BE, to be completed in early 2006. Duke Energy’s decision to sell its ownership interest in BE does not affect its responsibility to purchase UBE’s ownership interest in BE, but could affect the timing to settle this obligation, as the settlement date could converge with the timing of Duke Energy’s future sale of its interest in BE.

On May 20, 2005, BE requested a June 1, 2005 effective date for RMR from the FERC. DETM had announced that it was unwilling under RMR to continue to purchase gas and market electricity generated by the facility. Therefore, without terminating the DETM contract, BE engaged another Duke affiliate, Duke Energy Marketing America (DEMA), which is 100% owned by Duke, to purchase gas and market the electricity produced by BE during RMR. Until the DETM agreement is terminated, or DETM is reinstated as gas purchaser and energy marketer, BE must pay DETM a “bypass” fee each month based upon energy produced. On July 19, 2005, the FERC conditionally accepted the proposed RMR Agreement since it found that the plant is needed for reliability, made it effective June 1, 2005, subject to refund, and established hearing and settlement judge procedures to determine the benefit, if any, BE would receive under RMR. Consequently, effective June 1, 2005, BE has been paying the “bypass” fee to DETM, which amounts to approximately $0.5 million per month. Hearing and settlement-judge procedures at the FERC are to address issues the FERC has identified as necessary for unconditional RMR status including, 1) whether BE has realized true losses each year since commencing operation in 1999; and 2) whether the proposed RMR Agreement is necessary to prevent deactivation of the plant. The majority owner of BE filed with the FERC in August 2005 for a rehearing of the BE RMR petition. That request is still pending at the FERC. Until the FERC rules on the request for rehearing, the hearings on the original RMR benefit are postponed. As the plant has only been granted conditional RMR status subject to refund, BE has established a reserve to offset any increased revenues resulting from RMR.

Although routine maintenance is performed on the plant on a regular basis, in March 2005 the plant was brought offline for the first phase of a major scheduled overhaul which was completed on April 2, 2005. The second phase was conducted in the fall and was completed on October 18, 2005. As a result of the first outage, BE required additional capital from its owners to cover 2005 costs associated with this overhaul. UBE provided a capital contribution of $2 million in February 2005 and an additional $0.3 million in the second quarter of 2005. In August 2005, BE paid a dividend of $0.3 million to UBE. Based on current projections, no additional capital contributions are expected in 2005.

The ICAP market is designed to offer an incentive to maintain availability of adequate generating capacity. BE receives ICAP revenues from energy marketers based on the plant’s installed capacity. The plant began initial operation with a multi-year contract for ICAP. Since the contract ended in 2002, BE has only been able to sell its ICAP in the forward month market at a much lower price, reducing ICAP revenues by approximately 75% to 85%. The FERC has directed ISO-NE to develop a Locational ICAP Market, with the intent to provide higher capacity payments to generators within designated congestion areas. The FERC referred certain matters for determination by an Administrative Law Judge (ALJ) and that ALJ issued a decision on June 15, 2005 that supported the ISO-NE Locational ICAP proposal and the January 1, 2006 implementation date. The FERC process includes a period for rebuttal and response before this decision is implemented. The ALJ’s decision concerning Locational ICAP is being contested by various parties.

Several parties to the Locational ICAP proceeding requested that the FERC hear oral arguments on exceptions to the ALJ’s decision. In addition, the Energy Policy Act of 2005 included a “Sense of Congress” provision stating that the FERC should “carefully consider” the New England States’ objections to Locational ICAP. On August 10, 2005 the FERC issued an order granting oral arguments. In the August 10 order, the FERC also stated that it could not commit to a date by which it would issue its order on Locational ICAP. The FERC therefore delayed implementation of Locational ICAP, stating that implementation, if it proceeds, will be no earlier than October 1, 2006. Oral arguments, including arguments regarding potential alternatives to Locational ICAP, were held before the FERC on September 20, 2005. On October 7, 2005, several parties, through the NEPOOL Participants Committee, filed a motion asking the FERC to appoint a settlement judge in the proceedings. On October 21, 2005, the FERC issued an order appointing a settlement judge “to guide the process of developing a proposed alternative to LICAP.” The FERC ordered the settlement judge to submit a status report to the FERC every 30 days and further ordered that any alternative to Locational ICAP that is developed should be filed with the FERC by January 31, 2006. In its October 21, 2005 order, the FERC stated that, in parallel with the settlement effort, it will continue to evaluate the ALJ’s Locational ICAP decision and the record in the Locational ICAP proceeding so that it will be prepared to move promptly if the parties cannot agree on a workable alternative.

Results at UBE continue to be hampered by high natural gas prices that drive down both margins and sales volumes at BE, as well as the absence of a viable capacity market to provide incentive for generating plants to remain available. Although natural gas prices have remained at elevated levels in recent years, DOE Annual Energy Outlook projections show improving conditions over the long term. In addition, Locational ICAP is expected to provide compensation to the plant for its availability. Based on these projections, no conditions were noted to give rise to an impairment with respect to the current $73.1 million carrying value of UBE’s investment in BE. UBE will continue to monitor its investment in BE for recoverability, as changes in the projections considered could have a negative impact on the carrying value of the investment in the future.

As the majority owner of BE, Duke Energy’s affiliate is responsible for the daily operations and administration of the plant, including all accounting and financial reporting functions of BE. As a minority interest owner, UBE relies on the financial reports provided by BE to record its appropriate share of income or losses of BE. During 2004, results at BE were negatively impacted by a number of accounting adjustments related to prior years. The completion of the annual independent audit of BE’s 2003 and 2004 financial statements is still pending, and there could be additional adjustments as a result of the audit. UBE conducted an audit of BE during 2004 and is discussing its findings with the majority owner and DETM. The parties are currently in a dispute resolution process that is expected to be completed in 2006. Resolution of these issues could potentially have a favorable impact on the results of operations of UBE.

LIQUIDITY AND CAPITAL RESOURCES

UIL Holdings generates its capital resources primarily through operations. At September 30, 2005, UIL Holdings had $5 million of unrestricted cash and temporary cash investments. This represents a decrease of $35.2 million from the corresponding balance at December 31, 2004. The components of this decrease, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

(In Millions)

Balance, December 31, 2004	$40.2

Net cash provided by operating activities of continuing operations	31.5

Net cash provided by (used in) investing activities of continuing operations:
- Non-utility minority interest investments	(2.1)
- Cash invested in plant	(33.1)
- Deferred payments in prior acquisitions	(7.0)
- Change in restricted cash	0.1
- Loan to Cross-Sound Cable Project	0.4
(41.7)

Net cash provided by (used in) financing activities of continuing operations:
- Financing activities, excluding dividend payments	17.0
- Dividend payments	(41.9)
(24.9)

Net cash used in discontinued operations	(0.1)

Net Change in Cash	(35.2)

Balance, September 30, 2005	$5.0

The unrestricted cash position of UIL Holdings decreased by $35.2 million from December 31, 2004 to September 30, 2005, as cash provided by operations and net proceeds from short-term borrowings was supplemented by existing cash on hand to cover a variety of investing and financing activities. Cash used in investing activities during the first nine months of 2005 consisted primarily of capital expenditures of $33.1 million, mainly by UI for distribution infrastructure. In addition, a net $2 million contribution was made to BE, which represented UBE’s share of additional capital required by the plant to cover costs associated with an outage related to the first phase of a scheduled major overhaul. Investing activities also included $7 million of deferred non-compete and earn-out provision payments related to prior Xcelecom acquisitions. Financing activities during the first nine months of 2005 included the quarterly dividend payments on UIL Holdings common stock totaling $41.9 million and a $4.3 million principal payment on UIL Holdings’ long-term debt. In addition to these investing and financing activities, UI made a contribution of $7.9 million to the qualified pension plan, which is included in the cash provided by operating activities presented above.

The following table presents a summary of the amounts available under the credit facilities of UIL Holdings and Xcelecom as of September 30, 2005:

	UIL Holdings	Xcelecom
	(in millions)

Credit lines available	$100	$30
Less: Credit line advances outstanding	21	2
Less: Credit facility supporting standby letters of credit	-	6
Less: Credit facility supporting capital equipment funding	-	1
Available Credit	$79	$21

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

Contractual and Contingent Obligations

At September 30, 2005 there was no material change in contractual and contingent obligations of UIL Holdings and its subsidiaries from those reported in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

CRITICAL ACCOUNTING POLICIES

UIL Holdings’ Consolidated Financial Statements are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. UIL Holdings believes that investors need to be aware of these policies and how they impact UIL Holdings’ financial reporting to gain a more complete understanding of UIL Holdings’ Consolidated Financial Statements as a whole, as well as management’s related discussion and analysis presented herein. While UIL Holdings believes that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2004 are those that depend most heavily on these judgments and estimates. At September 30, 2005, there have been no material changes to any of the Critical Accounting Policies described therein.

OFF-BALANCE SHEET ARRANGEMENTS

UIL Holdings and its subsidiaries occasionally enter into guarantee contracts in the ordinary course of business. At the time a guarantee is provided, an analysis is performed to assess the expected financial impact, if any, based on the likelihood of certain events occurring that would require UIL Holdings to perform under such guarantee. Subsequent analysis is performed on a periodic basis to assess the impact of any changes in events or circumstances. If such an analysis results in an amount that is inconsequential, no liability is recorded on the balance sheet related to the guarantee. As of September 30, 2005, UIL Holdings had certain guarantee contracts outstanding for which no liability has been recorded in the Consolidated Financial Statements (see Part I, Item 1, “Financial Statements - Notes to Consolidated Financial Statements - Note (J), Commitments and Contingencies,” of this Form 10-Q for further discussion of such guarantees).

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

RESULTS OF OPERATIONS

Third Quarter 2005 vs. Third Quarter 2004

UIL Holdings Corporation Results of Operations: Third Quarter 2005 vs. Third Quarter 2004

UIL Holdings’ earnings from continuing operations for the third quarter of 2005 increased by $2.3 million, or $0.15 per share, compared to the third quarter of 2004. Net income from discontinued operations, decreased by $0.1 million, or $0.01 per share, in the third quarter of 2005 as compared to the same period of the prior year due to a net adjustment recognized in the third quarter of 2005 upon filing of the final APS 2004 tax returns. Total earnings for the third quarter of 2005, including discontinued operations, increased by $2.2 million, or $0.14 per share, from the same period of 2004. The increase in earnings from continuing operations was mainly due to the impact of weather on the results of UI.

The table below represents a comparison of UIL Holdings’ Net Income and Earnings per Share (EPS) for the third quarter of 2005 and the third quarter of 2004. UIL Holdings believes this information is useful in understanding the fluctuations in earnings per share between the current and prior year periods. The amounts presented show the earnings per share from continuing operations for each of UIL Holdings’ lines of business, calculated by dividing the income from continuing operations of each line of business by the number of average shares of UIL Holdings common stock outstanding for the periods presented. The earnings per share tables presented in “The United Illuminating Company Results of Operations” and “Non-Utility Results of Operations” for all periods presented are calculated on the same basis and reconcile to the amounts presented in this table. The total earnings per share from continuing operations and discontinued operations in this table are presented on a GAAP basis.

	Quarter Ended September 30, 2005	Quarter Ended September 30, 2004	2005 more (less) than 2004
			Amount	Percent
Net Income (In Millions except Percents and Per Share Amounts)
UI	$20.1	$17.6	$(2.5)	14%
Non-Utility	(1.5)	(1.3)	(0.2)	(15)%
Total Income from Continuing Operations	$18.6	$16.3	$2.3	14%
Discontinued Operations	(0.1)	-	(0.1)	(100)%
Total Net Income	$18.5	$16.3	$2.2	13%

EPS
UI	$1.38	$1.23	$0.15	12%
Non-Utility	(0.10)	(0.10)	-	-
Total EPS from Continuing Operations - Basic	$1.28	$1.13	$0.15	13%
Discontinued Operations	(0.01)	-	(0.01)	(100)%
Total EPS - Basic	$1.27	$1.13	$0.14	12%
Total EPS - Diluted (Note A)	$1.26	$1.13	$0.13	12%

Note A: Reflecting the effect of dilutive stock options, performance shares and restricted stock. Dilutive securities diluted earnings from continuing operations by $0.01 per share for the three months ended September 30, 2005. Dilutive securities did not dilute earnings from continuing operations for the three months ended September 30, 2004 or earnings from discontinued operations for the three months ended September 30, 2005 or 2004.

The following table presents a line-by-line breakdown of revenue and expenses from UIL Holdings’ Consolidated Statement of Income by subsidiary, including comparisons between the third quarter of 2005 and the third quarter of 2004. Significant variances are explained in the discussion and analysis of individual subsidiary results that follow.

	Quarter Ended	Quarter Ended	2005 more (less)
(In Millions)	Sep. 30, 2005	Sep. 30, 2004	than 2004
Operating Revenues
UI from operations	$259.5	$231.4	$28.1
Xcelecom	109.9	92.0	17.9
Total Operating Revenues	$369.4	$323.4	$46.0

Fuel and energy expenses - UI	$130.9	$119.7	$11.2

Operation and maintenance expenses
UI	$56.6	$48.0	$8.6
Xcelecom	107.7	89.3	18.4
Minority Interest Investment & Other (1)	1.2	1.2	-
Total operation and maintenance expenses	$165.5	$138.5	$27.0

Depreciation and amortization expenses
UI	$7.8	$7.2	$0.6
Xcelecom	0.9	1.0	(0.1)
Subtotal depreciation	8.7	8.2	0.5
Amortization of regulatory assets - UI	14.3	9.7	4.6
Amortization - Xcelecom	0.3	0.3	-
Total depreciation and amortization expenses	$23.3	$18.2	$5.1

Taxes - other than income taxes
UI - State gross earnings tax	$9.0	$7.4	$1.6
UI - other	3.5	3.7	(0.2)
Xcelecom	0.5	0.4	0.1
Total taxes - other than income taxes	$13.0	$11.5	$1.5

	Quarter Ended	Quarter Ended	2005 more (less)
(In Millions)	Sep. 30, 2005	Sep. 30, 2004	than 2004
Other Income (Deductions)
UI	$2.5	$0.9	$1.6
Xcelecom	0.2	0.1	0.1
Minority Interest Investment & Other (1)	0.4	0.4	-
Total Other Income (Deductions)	$3.1	$1.4	$1.7

Interest Charges
UI	$4.3	$2.3	$2.0
UI - Amortization: debt expense, redemption premiums	0.4	0.4	-
Xcelecom	0.6	0.1	0.5
Minority Interest Investment & Other (1)	1.6	1.8	(0.2)
Total Interest Charges	$6.9	$4.6	$2.3

Income Taxes
UI	$15.2	$16.4	$(1.2)
Xcelecom	-	0.4	(0.4)
Minority Interest Investment & Other (1)	(1.1)	(1.1)	-
Total Income Taxes	$14.1	$15.7	$(1.6)

Income (Losses) from Equity Investments
UI	$0.1	$0.1	$-
Minority Interest Investment (2)	(0.3)	(0.4)	0.1
Total Income (Losses) from Equity Investments	$(0.2)	$(0.3)	$0.1

Net Income
UI	$20.1	$17.6	$2.5
Xcelecom	0.1	0.6	(0.5)
Minority Interest Investment & Other (1) (2)	(1.6)	(1.9)	0.3
Subtotal Net Income from Continuing Operations	18.6	16.3	2.3
Discontinued Operations	(0.1)	-	(0.1)
Total Net Income	$18.5	$16.3	$2.2

(1)
The category "Minority Interest Investment and Other" includes amounts recognized at the non-utility businesses in relation to their minority interest investments, as well as unallocated holding company costs.

(2)	Includes income (losses) recognized at the non-utility businesses in relation to their minority interest investments.

The United Illuminating Company Results of Operations: Third Quarter of 2005 vs. Third Quarter of 2004

	Quarter Ended September 30, 2005	Quarter Ended September 30, 2004	2005 more (less) than 2004
			Amount	Percent
EPS from operations
Total UI - basic	$1.38	$1.23	$0.15	12%
Total UI - diluted (Note A)	$1.37	$1.23	$0.14	11%
Retail Sales*	1,779	1,621	158	10%
Weather Impact* (Note B)	(90)	(11)	(79)	(5)%
Retail Sales - Normalized*	1,689	1,610	79	5%
 * Millions of kilowatt-hours
Note A:	Reflecting the effect of dilutive stock options, performance shares and restricted stock.
Note B:	Percentage change reflects the impact to total retail sales.

UI’s net income was $20.1 million, or $1.38 per share, in the third quarter of 2005, compared to $17.6 million, or $1.23 per share, in the third quarter of 2004. The increase in earnings as compared to the third quarter of 2004 is mainly attributable to increased kilowatt hour volume consumption primarily due to the favorable impact of weather which resulted in an increase of $0.15 per share when compared to the third quarter of 2004.

Overall UI’s revenue increased by $28.1 million, from $231.4 million in the third quarter of 2004, to $259.5 million in the third quarter of 2005. Retail revenue increased $31.3 million due mainly to the favorable impact of the weather which resulted in higher customer consumption and the impact of an average 7.9% price increase effective January 1, 2005 resulting from various DPUC decisions (see “Major Influences - The United Illuminating Company - Legislation & Regulation,” for further discussion). The price increase allowed UI to collect certain FMCC charges from customers to offset higher costs of procuring energy (see fuel and energy expense discussion below). In addition, prior year retail revenues reflected a reclassification from retail to other revenue, as discussed further below, representing the net activity of the GSC “working capital allowance” established in a DPUC decision for the first six months of 2004. Wholesale revenue increased by $5.6 million, as compared to the third quarter of 2004 primarily due to increased volume and higher wholesale market price. Other revenues decreased $8.8 million as compared to the third quarter of 2004, primarily due the net activity of the GSC “working capital allowance,” which reduced third quarter 2005 other revenues by $3.5 million, as compared to an increase in other revenues of $10.1 million in the third quarter of 2004. In addition, the third quarter of 2004 reflected a reclassification of $1.9 million from retail to other revenue representing the net activity of the GSC “working capital allowance” for the first six months of 2004 which had the impact of reducing other revenues. The net $11.7 million decrease attributable to the net activity of the GSC “working capital allowance” was partially offset by increased transmission revenue of $3 million due to higher transmission loads.

Retail fuel and energy expense increased by $11.2 million in the third quarter of 2005, compared to the same period of 2004. The increase was primarily due to increased costs of transitional standard offer service supply as well as UI’s portion of costs related to RMR agreements between ISO-NE and NRG. UI receives electricity to satisfy its transitional standard offer retail customer service requirements through a fixed-price purchased power agreement. These costs are recovered through the GSC and BFMCC portion of UI’s unbundled retail customer rates. Additionally, UI’s wholesale energy expense in the third quarter of 2005 increased by $2.4 million compared to the same period of 2004 primarily due to increased volume and a higher contracted price.

UI’s operation and maintenance (O&M) expenses increased by $8.6 million in the third quarter of 2005, as compared to the same period of 2004. The increase was attributable to higher decommissioning expenses related to Connecticut Yankee, increased transmission expenses due to higher transmission loads, higher uncollectible expenses due to increased customer account write-offs and increased overhead line maintenance expenses. Changes to decommissioning expenses do not impact net income, as the charge is offset by a reduction in amortization expense.

Amortization of regulatory assets increased by $4.6 million in the third quarter of 2005, as compared to the same period of 2004. Most of the increase was attributable to CTA amortization. UI accrues or defers additional amortization to achieve the authorized return on equity of 10.45% on unamortized CTA rate base.

UI’s taxes other than income taxes increased by $1.4 million in the third quarter of 2005 as compared to the third quarter of 2004, primarily due to a reserve of $0.7 million that was established in the third quarter of 2005 related to a gross earnings tax assessment received from the Connecticut Department of Revenue Services. See Part I, Item 1, “Financial Statements - Notes to Consolidated Financial Statements - Note (J), Commitments and Contingencies - Gross Earnings Tax Assessment,” of this Form 10-Q for further discussion.

Other income increased by $1.6 million in the third quarter of 2005, as compared to the same period of 2004, mainly due to increased ISO-NE load response activity, and the absence of a write-off of a net operating loss receivable from the State of New Hampshire of approximately $0.6 million in the third quarter of 2004.

Interest charges increased by $2 million in the third quarter of 2005, as compared to the same period of 2004, primarily due to the absence of a 2004 reversal of approximately $1.7 million of reserves due to the resolution of prior year Internal Revenue Service audits.

Non-Utility Results of Operations: Third Quarter 2005 vs. Third Quarter 2004

	Quarter Ended September 30, 2005	Quarter Ended September 30, 2004	2005 more (less) than 2004
			Amount	Percent
EPS
Operating Business
Xcelecom	$0.01	$(0.04)	$(0.03)	(75)%

Minority Interest Investments
UBE	(0.04)	(0.02)	(0.02)	(100)%
UCI	(0.01)	-	(0.01)	-
Subtotal Minority Interest Investments	(0.05)	(0.02)	(0.03)	(150)%

UIL Corporate (Note A)	(0.06)	(0.12)	0.06	50%

Total Non-Utility EPS from Continuing Operations	(0.10)	(0.10)	-	-
Discontinued Operations	(0.01)	-	(0.01)	-
Total Non-Utility EPS - Basic	$(0.11)	$(0.10)	$(0.01)	(10)%
Total Non-Utility EPS - Diluted (Note B)	$(0.11)	$(0.10)	$(0.01)	(10)%

Note A:	Includes interest charges and strategic and administrative costs of the non-utility holding company.
Note B:	Reflecting the effect of dilutive stock options, performance shares and restricted stock.

The consolidated non-utility businesses reported a loss from continuing operations, including unallocated holding company costs, of $1.5 million, or $0.10 per share, in the third quarter of 2005, a decrease of $0.2 million as compared to the same period of 2004. However, due to the increase in the number of shares of common stock outstanding in the third quarter of 2005, as compared to the third quarter of 2004, the consolidated non-utility businesses loss from continuing operations of $0.10 per share for the quarter was unchanged from the prior year.

Operating revenue for the non-utility businesses increased by $17.9 million, or 19% compared to the third quarter of 2004. The increase in revenues was attributable to Xcelecom. Third quarter 2005 operating expenses for the non-utility businesses increased $18.4 million, or 20% from the same period of 2004, as expenses at Xcelecom rose due to the increase in business.

The following is a detailed explanation of the quarterly variances for each of UIL Holdings’ non-utility businesses.

Non-Utility Business

Xcelecom, Inc.

Xcelecom reported net income of $0.1 million, or $0.01 per share, in the third quarter of 2005, compared to net income of $0.6 million, or $0.04 per share, in the third quarter of 2004. The decline from the third quarter of 2004 was primarily due to net after-tax project losses of $0.5 million, or $0.03 per share, recognized in the third quarter of 2005.

Xcelecom’s backlog of work to be completed as of September 30, 2005 amounted to $184.2 million, a decrease of $31.3 million, or 14.5%, from the same period of 2004. The overall expected profitability related to the September 30, 2005 backlog is slightly lower, in percentage terms, than the expected profitability percentage carried in the September 30, 2004 backlog balance. There has been a shift in the composition of backlog from time to time, based on market demand and economic trends in Xcelecom’s geographic markets. At September 30, 2005, the backlog of work was predominantly for education and commercial projects. On a project size basis, 24.6% of the backlog is attributable to projects with values of $0.5 million or less, 72.2% is attributable to projects with values between $0.5 million and $5 million, and 3.2% is attributable to projects with values in excess of $5 million. On a regional basis, 65.7% of this backlog is attributable to the Northeast, with the remaining 34.3% attributable to the mid-Atlantic and Southeast regions.

Minority Interest Investments

United Bridgeport Energy, Inc.

UBE holds a 33 1/3% ownership interest in Bridgeport Energy, LLC (BE). UBE had a loss of $0.5 million, or $0.04 per share, in the third quarter of 2005, compared to a loss of $0.3 million, or $0.02 per share, in the same quarter of 2004. Higher revenues in the third quarter of 2005, which accounted for a $0.07 per share increase over the third quarter of 2004. These higher revenues were offset by outage costs of $0.03 per share and additional energy management services costs of $0.02 per share. Costs associated with proceedings regarding UBE’s contractual rights to sell its 33 1/3% interest in BE to the majority owner at fair market value reduced earnings by approximately $0.03 per share in the third quarter for 2005. In addition, a favorable non-recurring property tax adjustment of $0.01 per share was recognized in the third quarter of 2004.

United Capital Investments, Inc.

During the third quarter of 2005, UCI had a net loss of $0.1 million, or $0.01 per share, compared to break even results in the third quarter of 2004. The decline from the prior year was primarily due to lower income from Cross-Sound. UCI’s share of earnings from Cross-Sound amounted to $0.01 per share in the third quarter of 2005, as compared to $0.02 per share for the same period of 2004.

UIL Corporate

UIL retains certain costs at the holding company, or “corporate,” level which are not allocated to the various subsidiaries. These costs generally include interest charges, and strategic and other administrative costs. UIL Corporate incurred unallocated after-tax costs of $1 million, or $0.06 per share, in the third quarter of 2005, compared to unallocated after-tax costs of $1.6 million, or $0.12 per share, in the same quarter of 2004. Unallocated costs at UIL Corporate were partially offset by interest income earned on the loan to Cross-Sound totaling $0.2 million after-tax, or $0.01 per share, and $0.1 million, or $0.01 per share, for the third quarter of 2005 and 2004, respectively. See the “Major Influences on Financial Condition - United Capital Investments” section of this Item 2 for more information regarding the loan to Cross-Sound.

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

Post-closing review procedures related to the sale of APS were completed during the third quarter of 2004 and the resulting adjustments net to an insignificant increase in the gain on the sale of APS. In 2005, CheckFree elected to treat its purchase of APS as an asset purchase for tax purposes rather than as a stock purchase. The resulting adjustment from the evaluation of the treatment of this tax election, along with additional third party costs associated with the preparation of the final APS tax returns, lowering the overall gain on the sale of APS by $0.1 million, or $0.01 per share, was recognized in the third quarter of 2005 upon the filing of the final 2004 APS tax returns.

First Nine Months 2005 vs. First Nine Months 2004

UIL Holdings Corporation Results of Operations: First Nine Months 2005 vs. First Nine Months 2004

UIL Holdings’ earnings from continuing operations for the first nine months of 2005 decreased by $7.2 million, or $0.52 per share, compared to the first nine months of 2004. Net income from discontinued operations, including the gain on the sale of APS, decreased by $49.9 million, or $3.48 per share, in the first nine months of 2005, as compared to the same period of 2004. Total earnings for the first nine months of 2005, including discontinued operations, decreased by $57.1 million, or $4.00 per share, from the same period of 2004.

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

The table below represents a comparison of UIL Holdings’ Net Income and Earnings per Share (EPS) for the first nine months of 2005 and the first nine months of 2004.

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004	2005 more (less) than 2004
			Amount	Percent
Net Income (In Millions except Percents and Per Share Amounts)
UI	$37.0	$39.5	$(2.5)	(6)%
Non-Utility	(11.8)	(7.1)	(4.7)	(66)%
Total Income from Continuing Operations	$25.2	$32.4	$(7.2)	(22)%
Discontinued Operations	(0.1)	49.8	(49.9)	(100)%
Total Net Income	$25.1	$82.2	$(57.1)	(69)%

EPS
UI	$2.54	$2.75	$(0.21)	(8)%
Non-Utility	(0.81)	(0.50)	(0.31)	(62)%
Total EPS from Continuing Operations - Basic	$1.73	$2.25	$(0.52)	(23)%
Discontinued Operations	(0.01)	3.47	(3.48)	(100)%
Total EPS - Basic	$1.72	$5.72	$4.00	(70)%
Total EPS - Diluted (Note A)	$1.71	$5.70	$3.99	(70)%

Note A: Reflecting the effect of dilutive stock options, performance shares and restricted stock. Dilutive securities diluted the earnings from continuing operations by $0.01 per share for the nine months ended September 30, 2005, but did not dilute earnings from continuing operations for the first nine months of 2004. Dilutive securities did not dilute earning from discontinued operations for the nine months ended September 30, 2005, but diluted the earnings from discontinued operations by $0.02 per share for the nine months ended September 30, 2004.

The following table presents a line-by-line breakdown of revenue and expenses from UIL Holdings’ Consolidated Statement of Income by subsidiary, including comparisons between the first nine months of 2005 and the first nine months of 2004. Significant variances are explained in the discussion and analysis of individual subsidiary results that follow.

	Nine Months Ended	Nine Months Ended	2005 more (less)
(In Millions)	Sep. 30, 2005	Sep. 30, 2004	than 2004
Operating Revenues
UI from operations	$632.3	$588.9	$43.4
Xcelecom	295.5	244.7	50.8
Total Operating Revenues	$927.8	$833.6	$94.2

Fuel and energy expenses - UI	$320.0	$289.0	$31.0

Operation and maintenance expenses
UI	$151.7	$142.7	$9.0
Xcelecom	298.0	240.0	58.0
Minority Interest Investment & Other (1)	4.4	3.7	0.7
Total operation and maintenance expenses	$454.1	$386.4	$67.7

Depreciation and amortization expenses
UI	$22.8	$22.0	$0.8
Xcelecom	2.7	2.7	-
Subtotal depreciation	25.5	24.7	0.8
Amortization of regulatory assets - UI	31.9	26.2	5.7
Amortization - Xcelecom	0.8	0.9	(0.1)
Total depreciation and amortization expenses	$58.2	$51.8	$6.4

Taxes - other than income taxes
UI - State gross earnings tax	$20.9	$19.6	$1.3
UI - other	11.2	11.1	0.1
Xcelecom	1.7	1.5	0.2
Total taxes - other than income taxes	$33.8	$32.2	$1.6

	Nine Months Ended	Nine Months Ended	2005 more (less)
(In Millions)	Sep. 30, 2005	Sep. 30, 2004	than 2004
Other Income (Deductions)
UI	$6.6	$6.9	$(0.3)
Xcelecom	2.3	0.6	1.7
Minority Interest Investment & Other (1)	1.2	0.8	0.4
Total Other Income (Deductions)	$10.1	$8.3	$1.8

Interest Charges
UI	$12.2	$10.2	$2.0
UI - Amortization: debt expense, redemption premiums	1.1	1.1	-
Xcelecom	1.2	0.4	0.8
Minority Interest Investment & Other (1)	4.7	5.1	(0.4)
Total Interest Charges	$19.2	$16.8	$2.4

Income Taxes
UI	$30.3	$34.6	$(4.3)
Xcelecom	(2.8)	(0.1)	(2.7)
Minority Interest Investment & Other (1)	(5.4)	(5.6)	0.2
Total Income Taxes	$22.1	$28.9	$(6.8)

Income (Losses) from Equity Investments
UI	$0.2	$0.2	$-
Minority Interest Investment (2)	(5.5)	(4.6)	(0.9)
Total Income (Losses) from Equity Investments	$(5.3)	$(4.4)	$(0.9)

Net Income
UI	$37.0	$39.5	$(2.5)
Xcelecom	(3.8)	(0.1)	(3.7)
Minority Interest Investment & Other (1) (2)	(8.0)	(7.0)	(1.0)
Subtotal Net Income from Continuing Operations	25.2	32.4	(7.2)
Discontinued Operations	(0.1)	49.8	(49.9)
Total Net Income	$25.1	$82.2	$(57.1)

(1)
The category "Minority Interest Investment and Other" includes amounts recognized at the non-utility businesses in relation to their minority interest investments, as well as unallocated holding company costs.

(2)	Includes income (losses) recognized at the non-utility businesses in relation to their minority interest investments.

The United Illuminating Company Results of Operations: First Nine Months of 2005 vs. First Nine Months of 2004

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004	2005 more (less) than 2004
			Amount	Percent
EPS from operations
Total UI - basic	$2.54	$2.75	$(0.21)	(8)%
Total UI - diluted (Note A)	$2.53	$2.75	$(0.22)	(8)%
Retail Sales*	4,649	4,529	120	3%
Unbilled Adjustment* (Note B)	-	(46)	46	1%
Leap Year Adjustment* (Note C)	-	(16)	16	-
Weather Impact* (Note D)	(98)	(13)	(85)	(2)%
Retail Sales - Normalized*	4,551	4,454	97	2%
 * Millions of kilowatt-hours
Note A:	Reflecting the effect of dilutive stock options, performance shares and restricted stock.
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

UI’s net income was $37 million, or $2.54 per share, in the first nine months of 2005, compared to $39.5 million, or $2.75 per share, in the first nine months of 2004. The decrease for the first nine months of 2005 was mainly attributable to the absence of $0.31 per share of non-recurring gains recognized in the first nine months of 2004 associated with a change in accounting estimate adjustment to unbilled revenues ($0.07 per share), a settlement by ISO-NE related to a review of the allocation of New England Power Pool transmission revenues to member companies ($0.08 per share), a DPUC decision allowing partial recovery of increased pension and post-retirement benefit expense ($0.08 per share), the resolution of tax and other post-closing issues related to UI’s sale of Seabrook Station ($0.05 per share), and the impact of final decisions by the DPUC regarding the disposition of proceeds from UI’s investment in nuclear generating facilities ($0.03 per share), partially offset by the favorable impact of the weather and other items.

Overall, UI’s revenue increased by $43.4 million, from $588.9 million in the first nine months of 2004 to $632.3 million in the first nine months of 2005. Retail revenue increased $56.8 million due mainly to increased volume due to the favorable impact of the weather and higher customer consumption and the impact of an average 7.9% price increase effective January 1, 2005 resulting from various DPUC decisions (see “Major Influences - The United Illuminating Company - Legislation & Regulation,” for further discussion). The price increase allowed UI to collect certain FMCC charges from customers to offset higher costs of procuring energy (see fuel and energy expense discussion below Wholesale revenue increased by $6 million, as compared to the first nine months of 2004 primarily due to increased volume and higher wholesale market price. Other revenues decreased $19.4 million as compared to the first nine months of 2004, primarily due to the net activity of the GSC “working capital allowance,” which reduced 2005 other revenues by $12.7 million for the year, as compared to an increase in other revenues of $8.2 million in 2004. In addition, the prior year included the recognition of a settlement adjustment from ISO-NE, as discussed above.

Retail fuel and energy expense increased by $31 million in the first nine months of 2005, compared to the same period of 2004. The increase was primarily due to increased costs of transitional standard offer service supply as well as UI’s portion of costs related to RMR agreements between ISO-NE and NRG. UI receives electricity to satisfy its transitional standard offer retail customer service requirements through a fixed-price purchased power agreement. These costs are recovered through the GSC and BFMCC portion of UI’s unbundled retail customer rates. UI’s wholesale energy expense in the nine months of 2005 increased by $1.4 million compared to the same period of 2004, primarily due to increased volume and a higher contracted price.

UI’s O&M expenses increased by $9 million, from $142.7 million in the first nine months of 2004 to $151.7 million in the first nine months of 2005. The increase was mainly attributable to increases in decommissioning expenses related to Connecticut Yankee, increased transmission expenses due to higher transmission loads, higher uncollectible expenses due to increased customer account write offs and increased overhead line maintenance expenses. Changes to decommissioning expenses do not impact net income, as the charge is offset by a reduction in amortization expense.

Amortization of regulatory assets increased by $5.7 million in the first nine months of 2005 compared to the same period of 2004. Most of the increase was attributable to CTA amortization. UI accrues or defers additional amortization to achieve the authorized return on equity of 10.45% on unamortized CTA rate base.

UI’s taxes other than income taxes increased by $1.4 million in the first nine month of 2005 as compared to the first nine months of 2004, primarily due to a reserve of $0.7 million that was established in the third quarter of 2005 related to a gross earnings tax assessment received from the Connecticut Department of Revenue Services. See Part I, Item 1, “Financial Statements - Notes to Consolidated Financial Statements - Note (J), Commitments and Contingencies - Gross Earnings Tax Assessment,” of this Form 10-Q for further discussion.

Other income decreased by $0.3 million in the first nine months of 2005, compared to the first nine months of 2004, mainly due to the absence of a 2004 reduction of reserves associated with UI’s investment in Seabrook Station resulting from a March 2004 DPUC decision, partially offset by increased income from ISO-NE load response activity and increased income from allowance for funds used during construction primarily due to cost incurred on the Middletown/Norwalk project.

Interest charges increased by $2 million in the first nine months of 2005, as compared to the same period of 2004, primarily due to the absence of a 2004 reversal of approximately $1.7 million of reserves due to the resolution of prior year Internal Revenue Service audits.

Non-Utility Results of Operations: First Nine Months 2005 vs. First Nine Months 2004

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2005	2005 more (less) than 2004
			Amount	Percent
EPS
Operating Business
Xcelecom	$(0.26)	$(0.01)	$(0.25)	(2500)%

Minority Interest Investments
UBE	(0.31)	(0.17)	(0.14)	(82)%
UCI	(0.01)	(0.03)	0.02	67%
Subtotal Minority Interest Investments	(0.32)	(0.20)	(0.12)	(60)%

UIL Corporate (Note A)	(0.23)	(0.29)	(0.06)	21%

Total Non-Utility EPS from Continuing Operations	(0.81)	(0.50)	(0.31)	(62)%
Discontinued Operations	(0.01)	3.47	(3.48)	(100)%
Total Non-Utility EPS - Basic	$(0.82)	$2.97	$(3.79)	(128)%
Total Non-Utility EPS - Diluted (Note B)	$(0.82)	$2.95	$(3.77)	(128)%

Note A:	Includes interest charges and strategic and administrative costs of the non-utility holding company.
Note B:
Reflecting the effect of dilutive stock options, performance shares and restricted stock. Dilutive securities did not dilute earnings from continuing operations for the nine months ended September 30, 2005 or 2004. Dilutive securities did not dilute the earnings from discontinued operations for the nine months ended September 30, 2005, but diluted the earnings from discontinued operations by $0.02 per share for the nine months ended September 30, 2004.

The consolidated non-utility businesses reported a loss from continuing operations, including unallocated holding company costs, of $11.8 million, or $0.81 per share, in the first nine months of 2005, compared to a loss of $7.1 million, or $0.50 per share, in the same period of 2004. The deterioration in earnings was mainly due to the impact of project losses incurred at Xcelecom and lower results at UBE.

Operating revenue for the non-utility businesses increased by $50.8 million, or 21% compared to the first nine months of 2004. The increase in revenues was attributable to Xcelecom. Operating expenses in the first nine months of 2005 for the non-utility businesses increased $58.8 million, or 24% from the same period of 2004, as expenses at Xcelecom rose due to the increase in business and project cost overruns and expenses at UBE rose due to costs associated with the proceedings regarding UBE’s contractual rights to sell its interest in BE to the majority owner.

The following is a detailed explanation of the variances for each of UIL Holdings’ non-utility businesses.

Non-Utility Business

Xcelecom, Inc.

Xcelecom reported a loss of $3.8 million, or $0.26 per share, for the first nine months of 2005, compared to a loss of $0.1 million, or $0.01 per share, for the same period of 2004. The decrease in earnings from the prior year was primarily due to after-tax project write-downs of $5 million, or $0.36 per share, recognized in the first nine months of 2005. The write-downs were incurred on projects at Allan/Briteway and resulted mainly from operational problems associated with merging the Allan and Briteway organizations in early 2005. Labor costs overruns were the principal source of the project write-downs.

See the “Results of Operations: Third Quarter of 2005 vs. Third Quarter of 2004 - Xcelecom” section of Item 2 for discussion of Xcelecom’s backlog as of September 30, 2005.

Minority Interest Investments

United Bridgeport Energy, Inc.

For the first nine months of 2005, UBE had a loss of $4.4 million, or $0.31 per share, compared to a loss of $2.5 million, or $0.17 per share, in the first nine months of 2004. Although plant revenues for the first nine months of 2005 were approximately $0.20 per share better than the same period of 2004, the improvement was offset by costs of the planned outage for plant maintenance, which reduced earnings by approximately $0.23 per share, additional energy management service costs of $0.03 per share and costs associated with proceedings to sell UBE’s interest in BE, which reduced earnings by approximately $0.08 per share.

United Capital Investments, Inc.

UCI reported a net loss of $0.1 million, or $0.01 per share, for the first nine months of 2005, compared to a net loss of $0.4 million, or $0.03 per share, in the same period of 2004. The improvement in earnings was mainly due to increased earnings from Cross-Sound, as the prior year results from Cross-Sound were affected by decreased revenues and increased legal fees resulting from a May 7, 2004 order by the federal Department of Energy terminating the Emergency Order under which the Cross-Sound cable had been operating. UCI’s share of earnings from Cross-Sound amounted to $0.04 per share for the first nine months of 2005, as compared to breakeven results for the first nine months of 2004.

UIL Corporate

For the first nine months of 2005 UIL Corporate incurred unallocated after-tax costs of $3.5 million, or $0.23 per share, compared to unallocated after-tax costs of $4.1 million, or $0.29 per share, in the first nine months of 2004. Unallocated costs at UIL Corporate were partially offset by after-tax interest income earned on the loan to Cross-Sound totaling $0.6 million, or $0.04 per share, and $0.4 million, or $0.03 per share, for the first nine months of 2005 and 2004, respectively. See the “Major Influences on Financial Condition - United Capital Investments” section of this Item 2 for more information regarding the loan to Cross-Sound.

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

The results of discontinued operations for the first nine months of 2004, including the gain on the sale of APS, amounted to earnings of $49.8 million, or $3.47 per share. In 2005, CheckFree elected to treat its purchase of APS as an asset purchase for tax purposes rather than as a stock purchase. The resulting adjustment from the evaluation of the treatment of this tax election, along with additional third party costs associated with the preparation of the final APS tax returns, lowering the overall gain on the sale of APS by $0.1 million, or $0.01 per share, was recognized in the third quarter of 2005 upon the filing of the final 2004 APS tax returns.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

UIL Holdings’ and UI’s primary market risk is the interest rate risk associated with the need to refinance fixed rate debt at maturity and the remarketing of multi-annual tax-exempt bonds. The weighted average remaining fixed rate period of outstanding long-term debt obligations of UIL Holdings and UI is 3 years at an average interest rate of 4.3%. Given the term of the fixed rate debt, UIL Holdings believes that it has no material quantitative or qualitative exposure to market risk in the near term. In addition, historically, UI has been able to include its interest costs in revenue requirements for recovery through rates.

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

UIL Holdings carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of UIL Holdings’ disclosure controls and procedures as of September 30, 2005. Based on the foregoing, UIL Holdings’ Chief Executive Officer and its Chief Financial Officer concluded that its disclosure controls and procedures were effective as of September 30, 2005.

Changes in Internal Control Over Financial Reporting

As reported in Part I, Item 4, “Controls and Procedures,” of UIL Holdings’ quarterly report on Form 10-Q for the quarter ended June 30, 2005, remedial actions were taken in the third quarter of 2005, which were applied in preparing the financial statements for the quarter ended June 30, 2005, to address the material weaknesses in UIL

Holdings’ internal control over financial reporting with respect to recognition of revisions in contract cost estimates and insurance receivables in the proper accounting period. Specifically, UIL Holdings implemented the following actions to ensure accounting transactions are recognized in the proper accounting period:

•
Submission of financial certifications from UI and Xcelecom management covering the period from the last day of the quarterly/annual period for which the report is being filed, through a date as close as reasonably possible to the filing of the UIL Holdings’ quarterly and annual reports with the SEC. These certifications include requests for disclosure of any significant subsequent events, transactions, changes in estimates and known amounts related to a prior period that may be material, individually or in the aggregate, to the interim or annual consolidated financial statements of UIL Holdings. The information provided via these certifications is assessed by members of UIL Holdings’ senior management to determine (1) if the financial statements to be included in the quarterly filing present fairly, in all material respects, the financial position, results of operations and cash flows of UIL Holdings for all periods presented, and (2) whether disclosure of any events occurring subsequent to the end of the completed fiscal quarter is required in such filing.

•
Improved communication, education and training regarding financial statement cut-off procedures, accrual accounting and subsequent events, which included the establishment of a formalized policy and management training sessions.

UIL Holdings has concluded that the controls as modified are appropriate and are designed and operating effectively for the achievement of financial reporting objectives. Other than the aforementioned remedial actions, there have been no changes in UIL Holdings’ internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect UIL Holdings’ internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
From time to time UIL Holdings issues unregistered shares pursuant to its Non-Employee Director Common Stock and Deferred Compensation Plan. On July 14, 2005 and July 21, 2005, UIL Holdings issued 21,799 and 643 unregistered shares of UIL Holdings’ common stock, respectively, which qualified as exempt private placement transactions pursuant to Section 4 (2) of the Securities Act of 1933. These unregistered shares were issued to former directors of UIL Holdings and UI to satisfy the provisions of deferred compensation arrangements.

UIL Holdings issued 14,501 shares of common stock on August 24, 2005 to satisfy a contractual earn-out obligation arising from the acquisition of The Datastore, Inc. (Datastore) by UIL Holdings’ indirect subsidiary Xcelecom. The shares were issued in reliance on an exemption from the registration requirements of the Securities Act of 1933 pursuant to Section 4 (2) thereof.

(c)	UIL Holdings repurchased 36,943 shares of common stock in open market transactions as follows:

Period	Total Number of Shares Purchased*	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
July	22,442	$55.17	None	None
August	15,043	$49.51	None	None
September	4,145	$51.86	None	None
Total	41,630	$52.80	None	None

*All shares were purchased in open market transactions. As noted above in paragraph (a), a portion of these shares were issued to former directors of UIL Holdings and UI to satisfy the provisions of deferred compensation arrangements, as well as to former stockholders of Datastore to whom a contractual earn-out payment was due. The effects of these transactions did not change the number of outstanding shares of UIL Holdings common stock.

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

                                   UIL HOLDINGS CORPORATION

Date: November 1, 2005	/s/ Richard J. Nicholas
Richard J. Nicholas
Executive Vice President
and Chief Financial Officer