Form 10-K
UIL HOLDINGS CORP
filed 2006-02-21
CIK 1082510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the registrant’s voting stock held by non-affiliates on June 30, 2005 was $790,678,508 computed on the basis of the average of the high and low sale prices of said stock reported in the listing of composite transactions for New York Stock Exchange listed securities, published in The Wall Street Journal on July 1, 2005.

The number of shares outstanding of the registrant’s only class of common stock, as of February 10, 2006 was 14,721,240.

DOCUMENTS INCORPORATED BY REFERENCE

Document                                     Part of this Form 10-K into which document is incorporated
Definitive Proxy Statement
for Annual Meeting of the Shareholders to be held on May 10, 2006                                 III

UIL HOLDINGS CORPORATION
FORM 10-K
December 31, 2005

TABLE OF CONTENTS
                                  Page
Glossary		4
Part I		7
Item 1.	Business	7
	General	7
	Utility Business	7
	Franchises	8
	Regulation	8
	Rates	8
	Power Supply Arrangements	10
	Arrangements with Other Industry Participants	10
	New England Power Pool and ISO-New England	10
	Middletown/Norwalk Transmission Project	11
	Hydro-Quebec	12
	Environmental Regulation	12
	Non-Utility Businesses	13
	Xcelecom, Inc.	13
	United Capital Investments, Inc.	15
	Cross-Sound Cable Company, LLC	15
	Zero Stage Capital	16
	Ironwood Mezzanine Fund	16
	United Bridgeport Energy, Inc.	16
	American Payment Systems, Inc.	16
	Financing	17
	Employees	17
Item 1A.	Risk Factors	17
Item 1B.	Unresolved Staff Comments	20
Item 2.	Properties	20
	Transmission and Distribution Plant	20
	Administrative and Service Facilities	21
Item 3.	Legal Proceedings	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
	Executive Officers	21
Part II		23
Item 5.	Market for UIL Holdings’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	23
Item 6.	Selected Financial Data	25
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
	Overview and Strategy	26
	Major Influences on Financial Condition	28
	UIL Holdings Corporation	28
	The United Illuminating Company	28
	Xcelecom, Inc.	34
	United Capital Investments, Inc.	37
	United Bridgeport Energy, Inc.	38
	Liquidity and Capital Resources	39
	Financial Covenants	40
	2006 Capital Resource Projections	42

TABLE OF CONTENTS (continued)

Part II (continued)
	Contractual and Contingent Obligations	46
	Critical Accounting Policies	47
	Off-Balance Sheet Arrangements	51
	New-Accounting Standards	51
	Results of Operations	52
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	68
Item 8	Financial Statements and Supplementary Data	70
	Consolidated Financial Statements	70
	Statement of Income for the Years 2005, 2004 and 2003	70
	Statement of Comprehensive Income for the Years 2005, 2004 and 2003	70
	Statement of Cash Flows for the Years 2005, 2004 and 2003	71
	Balance Sheet as of December 31, 2005 and 2004	72
	Statement of Changes in Shareholders’ Equity for the Years 2005, 2004 and 2003	74
	Notes to Consolidated Financial Statements	75
	Statement of Accounting Policies	75
	Capitalization	85
	Regulatory Proceedings	88
	Short-Term Credit Arrangements	94
	Income Taxes	96
	Supplementary Information	99
	Pension and Other Benefits	100
	Goodwill and Other Intangible Assets	106
	Lease Obligations	107
	Commitments and Contingencies	108
	Other Commitments and Contingencies	108
	Connecticut Yankee Atomic Power Company	108
	Hydro-Quebec	112
	Environmental Concerns	112
	Claim of Enron Power Marketing Inc.	114
	Claim of Dominion Energy Marketing, Inc.	114
	Gross Earnings Tax Assessment	115
	Cross-Sound Cable Company, LLC	115
	Xcelecom, Inc.	116
	United Bridgeport Energy, Inc.	117
	Fair Value of Financial Instruments	117
	Quarterly Financial Data (Unaudited)	118
	Segment Information	119
	Discontinued Operations	121
	Related party Transactions	122
	Extraordinary Gain	124
	Report of Independent Registered Public Accounting Firm	122
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	125
Item 9A.	Controls and Procedures	125
Item 9B.	Other Information	126
Part III		126
Item 10.	Directors and Executive Officers	126
Item 11.	Executive Compensation	126
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	126
Item 13.	Certain Relationships and Related Transactions	127
Item 14.	Principal Accounting Fees and Services	127

TABLE OF CONTENTS (continued)

Part IV
Item 15.	Exhibits, Financial Statement Schedules	127
	Signatures	133

GLOSSARY OF TERMS AND ABBREVIATIONS

ABO (Accumulated Benefit Obligation) - the actuarial present value of benefits (whether vested or nonvested) attributed by the pension benefit formula to employee service rendered before a specified date and based on employee service and compensation prior to that date. The accumulated benefit obligation differs from the projected benefit obligation in that the ABO excludes consideration of future compensation levels.

AFUDC (Allowance for Funds Used During Construction) - the cost of utility equity and debt funds used to finance construction projects that is capitalized as part of construction cost.

BFMCC (Bypassable Federally Mandated Congestion Charges) - a federally mandated charge, as defined by Connecticut restructuring legislation, related to the supply of electricity.

C&LM (assessment/charge) (Conservation and Load Management) - statutory assessment on utility retail customer bills placed in a State of Connecticut fund used to support energy conservation and load management programs.

CTA (Competitive transition assessment) - the component of electric utility retail customer bills, in the State of Connecticut, to recover allowable Stranded Costs, as determined by the DPUC.

CDEP Connecticut Department of Environmental Protection.

Distribution Division The operating division of the utility that provides distribution services to the utility’s retail electric customers and manages all components related to such service, including the C&LM, CTA, GSC and REI. The Distribution Division excludes transmission operations.

DOE United States Department of Energy.

DPUC (Connecticut Department of Public Utility Control) - state agency that regulates certain ratemaking, services, accounting, plant and operations of Connecticut utilities.

EPA United States Environmental Protection Agency.

EPS Earnings per share.

ESOP Employee Stock Ownership Plan.

FASB (Financial Accounting Standards Board) - a rulemaking organization that establishes financial accounting and reporting standards.

FERC (Federal Energy Regulatory Commission) - federal agency that regulates interstate transmission and wholesale sales of electricity and related matters.

FIN FASB Interpretation Number.

FMCC (Federally Mandated Congestion Charges) - a federally mandated charge, as defined by Connecticut restructuring legislation, related to the supply of electricity or the reliability of supply in the electricity market.

GAAP Generally accepted accounting principles in the United States of America.

GSC (Generation services charge) - the rate, as determined by the DPUC, charged to retail customers for the generation service and ancillary products purchased at wholesale and delivered by UI as part of fully bundled services.

ISO-NE (ISO-New England Inc.) - an independent entity contracting with NEPOOL as an independent system operator to operate the regional bulk power system (generation and ancillary products, and transmission) in New England.

ITC Investment tax credit.

KV (kilovolt) - 1000 volts. A volt is a unit of electromotive force.

KVA (kilovoltampere) - 1,000 voltamperes. A voltampere is the basic unit of apparent power of a circuit.

KW (kilowatt) - 1,000 watts.

KWH (kilowatthour) - the basic unit of electric energy equal to one kilowatt of power supplied to or taken from an electric circuit steadily for one hour.

KSOP 401(k)/Employee Stock Ownership Plan.

LIBOR London Interbank Offered Rate.

MVA (megavoltampere) - 1,000 kilovoltamperes.

MW (Megawatt) - 1,000 kilowatts.

NBFMCC (Non-Bypassable Federally Mandated Congestion Charges) - a federally mandated charge, as defined by Connecticut restructuring legislation, related to the reliability of supply delivered by the electric system.

NEPOOL (New England Power Pool) - entity operating in accordance with the New England Power Pool Agreement, as amended, as approved by the FERC, to provide economic, reliable operation of the bulk power system in the New England region.

O&M (Operation and maintenance) - Costs incurred in running the daily business activities and maintaining the infrastructure.

OPEB (Other post-retirement benefits) - Benefits (other than pension) consisting principally of health care and life insurance provided to retired employees and their dependents.

PCB (Polychlorinated Biphenyl) - additive to oil used in certain electrical equipment up to the late-1970s. Now classified as a hazardous chemical.

RCRA The federal Resource Conservation and Recovery Act.

REI (Renewable Energy Investment) - statutory assessment on utility retail customer bills which is transferred to a State of Connecticut fund to support renewable energy projects.

RTO (Regional Transmission Organization) - organization jointly proposed by ISO-NE and the New England transmission owners to strengthen the independent oversight of the region’s bulk power system and wholesale electricity marketplace. The RTO commenced operation effective February 1, 2005.

SBC (Systems benefits charge) - the component of electric utility retail customer bills, in the State of Connecticut, representing public policy costs such as generation decommissioning and displaced worker protection costs, as determined by the DPUC.

SEC United States Securities and Exchange Commission.

SFAS (Statement of Financial Accounting Standards) - accounting and financial reporting rules issued by the FASB.

SMD (Standard market design) - marketplace changes implemented by ISO-NE, including the implementation of a transmission congestion management system and a multi-settlement system.

Standard Offer UI’s obligation from January 1, 2000 through December 31, 2003 under Connecticut Public Act 98-28 (the Restructuring Act) to offer retail service to its customers under a regulated “standard offer” to each customer who did not choose an alternate electricity supplier.

Stranded Costs Costs that are recoverable from retail customers, as determined by the DPUC, including above-market long-term purchased power obligations, regulatory assets, and above-market investments in power plants.

Transmission Division The operating division of the utility that provides transmission services and manages all related transmission operations.

TSO  (Transitional Standard Offer) - UI’s obligation under Connecticut Public Act 03-135, subsequently amended in part by Public Act 03-221, to offer a regulated “transitional standard offer” retail service from January 1, 2004 through December 31, 2006 to each customer who does not choose an alternate electricity supplier.

VEBA (Voluntary Employee Benefit Association Trust) - trust accounts for health and welfare plans for future payments to employees, retirees or their beneficiaries.

Watt - A unit of electrical power equal to one joule per second.

PART I

Item 1. Business.

GENERAL

UIL Holdings Corporation (UIL Holdings) was formed in July 2000 and was an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935 until the effective date of that federal act’s repeal, at which time it became a holding company under the provisions of the Public Utility Holding Company Act of 2005 (PUHCA 2005). UIL Holdings intends to seek an exemption from the requirements of the new federal law and the regulations promulgated thereunder by the Federal Energy Regulatory Commission (FERC), by filing an exemption request with the FERC in March 2006. Through its various subsidiaries, UIL Holdings operates in two principal lines of business: utility and non-utility. The utility business consists of the electric transmission and distribution operations of The United Illuminating Company (UI). The non-utility business consists of the operations of Xcelecom, Inc. (Xcelecom) and two entities, United Capital Investments, Inc. (UCI) and United Bridgeport Energy, Inc. (UBE), which hold minority ownership interests in their respective investments. The non-utility businesses also included the operations of American Payment Systems, Inc. (APS) until the completion of its sale to CheckFree Corporation (CheckFree) on June 22, 2004. UIL Holdings is headquartered in New Haven, Connecticut, where its senior management maintains offices, and is responsible for overall planning, operating and financial functions.

UIL Holdings files electronically with the Securities and Exchange Commission (SEC): required reports on Form 8-K, Form 10-Q and Form 10-K; proxy materials; ownership reports for insiders as required by Section 16 of the Securities and Exchange Act of 1934; and registration statements on Forms S-3 and S-8, as necessary. The public may read and copy any materials UIL Holdings has filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of UIL Holdings’ annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed with the SEC may be requested, viewed, or downloaded on-line, free of charge, at www.uil.com.

UIL Holdings makes available on its website (www.uil.com) the charters of its Corporate Governance and Nominating Committee, Compensation and Executive Development Committee and Audit Committee, as well as its corporate governance guidelines, code of business conduct for its employees, code of ethics for financial officers, and code of business conduct for the Board of Directors.

Due to the requirements of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” UIL Holdings has also divided its business into operating segments for financial reporting purposes. See PART II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (M), Segment Information,” of this Form 10-K, which is hereby incorporated by reference.

UTILITY BUSINESS

UI is a regulated operating electric public utility established in 1899. It is engaged principally in the purchase, transmission, distribution and sale of electricity for residential, commercial and industrial purposes in a service area of about 335 square miles in the southwestern part of the State of Connecticut. The population of this area is approximately 730,000, which represents approximately 21% of the population of the State. The service area, largely urban and suburban, includes the principal cities of Bridgeport (population approximately 140,000) and New Haven (population approximately 124,000) and their surrounding areas. Situated in the service area are retail trade and service centers, as well as large and small industries producing a wide variety of products, including helicopters and other transportation equipment, electrical equipment, chemicals and pharmaceuticals. Of UI’s 2005 retail electric revenues, approximately 47% were derived from residential sales, 41% from commercial sales, 11% from industrial sales and 1% from street lighting and other sales. UI’s retail electric revenues vary by season, with the highest revenues typically in the third quarter of the year reflecting seasonal rates, hotter weather and air conditioning use. For additional information regarding UI’s revenues refer to PART II, Item 6, “Selected Financial Data,” of this Form 10-K which is hereby incorporated by reference. In connection with the 1998 restructuring legislation relating to the regulated electric utility industry in Connecticut, UI divested its ownership interests in generation facilities, a process which was completed in 2002 with the sale of UI’s interests in the Seabrook Station nuclear generating plant.

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

Regulation

UI is subject to regulation by several regulatory bodies, including the DPUC, which has jurisdiction with respect to, among other things, retail electric service rates, accounting procedures, certain dispositions of property and plant, construction of certain electric facilities, mergers and consolidations, the issuance of securities, the condition of plant and equipment and the manner of operation in relation to safety, adequacy and suitability to provide service to customers, including efficiency. The FERC approves UI’s transmission revenue requirements, which are collected through UI’s transmission retail rates.

The location and construction of certain electric facilities, including electric transmission lines and bulk substations, are subject to regulation by the Connecticut Siting Council with respect to environmental compatibility and public need.

UI is a “public utility” within the meaning of Part II of the Federal Power Act and is subject to regulation by the FERC, which has jurisdiction with respect to interconnection and coordination of facilities, wholesale electric service rates, transmission tariffs and accounting procedures, among other things. See “Arrangements with Other Industry Participants.”

Connecticut Yankee Atomic Power Company, in which UI has a 9.5% common stock ownership interest, is subject to the jurisdiction of the United States Nuclear Regulatory Commission and the FERC. The Connecticut Yankee nuclear unit was retired in 1996 and is currently being decommissioned. See PART II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (J), Commitments and Contingencies - Other Commitments and Contingencies - Connecticut Yankee,” of this Form 10-K, which is hereby incorporated by reference.

Rates

UI’s retail electric service rates are subject to regulation by the DPUC. UI’s present general retail rate structure consists of various rate and service classifications covering residential, commercial, industrial and street lighting services.

Utilities are entitled by Connecticut law to charge rates that are sufficient to allow them an opportunity to cover their reasonable operating and capital costs, to attract needed capital and maintain their financial integrity, while also protecting relevant public interests.

The revenue components of UI’s retail customer bills that will become effective in 2006 in accordance with the most recent DPUC final decisions are as follows:

Unbundled Revenue Component	Description	Authorized Return on Equity	Average Price Per KWH (10)
Distribution	The process of delivering electricity through local lines to the customer’s home or business.	9.75%(1)	$0.0370
Transmission	The process of delivering electricity over high voltage lines to local distribution lines.	13.3%(2)	$0.0071
Competitive Transition Assessment (CTA) (3)	Component of retail customer bills determined by the DPUC to recover Stranded Costs.	9.75%(3)	$0.0149
Generation Services Charge (GSC) (4)	The rate charged, as determined by the DPUC, to retail customers for the generation services purchased at wholesale by UI for transitional standard offer customers.	None	$0.0475
Bypassable Federally Mandated Congestion Charges (BFMCC) (5)	Federally mandated charge, as defined by Connecticut restructuring legislation, related to the supply of electricity.	None	$0.0113
Systems Benefits Charge (SBC)	Charges on retail customer bills representing public policy costs, such as generation decommissioning and displaced worker protection costs, as determined by the DPUC.	9.75%(6)	$0.0005
Conservation & Load Management (C&LM) (7)	Statutory assessment on retail customer bills placed in a State of Connecticut fund used to support energy conservation and load management programs.	None	$0.0022
Non-Bypassable Federally Mandated Congestion Charges (NBFMCC) (8)	Federally mandated charge, as defined by Connecticut restructuring legislation, related to the reliability of supply delivered by the electric system.	None	$0.0112
Renewable Energy Investment (REI) (9)	Statutory assessment on retail customer bills which is transferred to a State of Connecticut fund to support renewable energy projects.	None	$0.0007
Purchase Power Adjustment Clause (PPAC)	Adjustment to collect/charge the differential between the cost and base charges for electricity supply, presently charged to special contract customers.	None	$0.0002

(1) DPUC authorized return on equity. Earnings above 9.75% will be shared 50% to customers and 50% to shareholders.
(2) FERC authorized return on equity of 13.3%, subject to refund.
(3) UI earns the authorized distribution return on equity on CTA rate base. UI defers or accrues additional amortization to achieve the authorized return on equity on unamortized CTA rate base. The DPUC approved a financing order under which State of Connecticut rate reduction bonds were issued, which increased the CTA, and decreased the C&LM and REI by offsetting amounts, with no impact on results of operations.
(4) This rate also includes a procurement fee to UI for providing transitional standard offer service and an opportunity to earn an additional incentive procurement fee if UI meets certain pricing thresholds. Except for the fees, GSC has no impact on results of operations, because revenue collected equals expense incurred (which is referred to as a “pass-through” in this filing on Form 10-K).
(5) BFMCC has no impact on results of operations, because BFMCC billing is a “pass-through”. It is “bypassable” because it may not be charged to customers if they choose to buy their electricity from an alternate supplier.
(6) Over or under recoveries are trued-up through accruals or deferrals in the CTA as ordered by the DPUC.
(7) UI has the opportunity to earn a nominal “incentive” for managing the C&LM programs. Except for the incentive, C&LM has no impact on results of operations, because C&LM billing is a “pass-through”.
(8) NBFMCC has no impact on results of operations, because NBFMCC billing is a “pass through”.
(9) REI has no impact on results of operations, because REI billing is a “pass-through”.
(10) The total average price per KWH is $0.1326.

For further information refer to PART II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (C), Regulatory Proceedings,” of this Form 10-K, which information is hereby incorporated by reference.

Power Supply Arrangements

Pursuant to Connecticut’s 1998 electric industry restructuring legislation (the 1998 Legislation), UI’s retail electricity customers are able to choose their electricity supplier. Through December 31, 2003, UI was required to offer fully bundled retail service under a regulated “standard offer” rate to each customer who did not choose an alternate electricity supplier, and to provide back-up power supply service to customers whose alternate electricity supplier failed to provide generation services for reasons other than the customers’ failure to pay for such services. Beginning January 1, 2004 and continuing through December 31, 2006, UI is required to offer retail service under a regulated “transitional standard offer” rate to each customer who does not choose an alternate electricity supplier.

On December 28, 2001, UI entered into an agreement with Virginia Electric and Power Company, subsequently assigned to its affiliate Dominion Energy Marketing, Inc. (Dominion), for the supply of all of UI’s standard offer generation service needs from January 1, 2002 through December 31, 2003. Dominion is also contracted to supply all of UI’s generation service requirements through 2008 for certain customers who entered into long-term special contracts with UI prior to the enactment of the 1998 Legislation. For further information refer to PART II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (J), Commitments and Contingencies - Claim of Dominion Energy Marketing, Inc.,” of this Form 10-K, which information is hereby incorporated by reference.

On October 22, 2003, UI entered into an agreement with PSEG Energy Resources & Trade LLC (PSEG) for the supply of all of UI’s transitional standard offer (TSO) generation service needs, excluding requirements for special contract customers, from January 1, 2004 through December 31, 2006, the end of the transitional standard offer period in Connecticut.

For further information regarding power supply arrangements, refer to PART II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Major Influences on Financial Conditions - The United Illuminating Company” of this Form 10-K, which information is hereby incorporated by reference.

Arrangements with Other Industry Participants

New England Power Pool and ISO-New England

UI has been a member of the New England Power Pool (NEPOOL) since 1971. NEPOOL was formed to assure reliable and economic operation of the bulk power system in the New England region.

The NEPOOL membership includes entities engaged in the electricity business in New England. NEPOOL has contracted with an independent entity, ISO New England Inc. (ISO-NE), for the operation of the regional bulk power system, to ensure that (1) the bulk power system will continue to be operated in accordance with the reliability objectives of NEPOOL, the North America Reliability Council, and the Northeast Power Coordinating Council and (2) the wholesale power markets will be competitive and non-discriminatory. Various energy and capacity products and ancillary services are purchased in the NEPOOL market; in addition, participants may enter into bilateral contracts for purchase/sale of these products and services.

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

The installed capability (ICAP) market is designed to offer an incentive to maintain availability of adequate generating capacity. The FERC has directed ISO-NE to develop a Locational ICAP Market to provide higher capacity payments to generators within designated congestion areas. The FERC referred certain matters for determination by an Administrative Law Judge (ALJ) and that ALJ issued a decision in June 2005 that supported the ISO-NE Locational ICAP proposal and a January 1, 2006 implementation date. The FERC process includes a period for rebuttal and response before this decision is implemented. The ALJ’s decision concerning Locational ICAP is being contested by various parties.

Several parties to the Locational ICAP proceeding requested that the FERC hear oral arguments on exceptions to the ALJ’s decision. In addition, the Energy Policy Act of 2005 included a “Sense of Congress” provision stating that the FERC should “carefully consider” the New England States’ objections to Locational ICAP. In August 2005, the FERC issued an order granting oral arguments and therefore delayed implementation of Locational ICAP, stating that implementation, if it proceeds, will be no earlier than October 1, 2006. Oral arguments, including arguments regarding potential alternatives to Locational ICAP, were held before the FERC in September 2005. In October 2005, in response to a motion filed by several parties through the NEPOOL Participants Committee, the FERC issued an order appointing a settlement judge “to guide the process of developing a proposed alternative to LICAP.”

On January 31, 2006, the settlement judge issued a report to the FERC announcing an agreement in principle that “will resolve all issues in this proceeding.” The parties and the settlement judge requested that the FERC extend the proceeding until April 12, 2006 so that detailed legal documents could be drafted. In the short-term, the agreement provides for fixed capacity payments during a multi-year transition period beginning December 1, 2006. Over the longer term, the agreement will result in a capacity market that will acquire generating resources through an auction mechanism held in advance of when capacity would be needed. Although a vast majority of parties agreed to support the settlement, a small number of parties have indicated that they would oppose it.

On March 24, 2004, the FERC conditionally approved ISO-NE’s joint proposal with the New England Transmission Owners (TOs) for the creation of a Regional Transmission Organization (RTO). The creation of an RTO for New England (RTO-NE) will strengthen the independent oversight of the region’s bulk power system and wholesale electricity marketplace. UI is a party to all of the agreements that establish RTO-NE and a signatory to the joint RTO filing with the FERC. RTO-NE commenced operation effective February 1, 2005. As a member of RTO-NE, UI is eligible for the FERC’s participation incentive adder (50 basis points above the approved transmission base return on equity) for joining RTO-NE. The 50 basis point participation adder is applicable to UI’s pool transmission facilities (PTF). The common base return on equity (ROE) of 12.8% requested by the TOs became effective on February 1, 2005 when RTO-NE commenced operation. All of the TOs, including UI, will be able to earn the common base ROE of 12.8% plus the 50 basis point participation adder (or 13.3%) on their PTF and the common base ROE of 12.8% on their non-PTF, subject to refund, pending a final FERC decision on the justness and reasonableness of the common base ROE. On May 27, 2005, an Administrative Law Judge issued a draft decision that would set the base ROE at 10.72% (plus the 50 basis point adder). Reply briefs have been filed and a final decision is pending. Meanwhile, the TOs continue to collect rates based on the requested 12.8% (plus 50 basis point adder) pending the final decision, subject to refund. In the event that refunds are required as a result of a final decision, UI expects to administer such refunds on a prospective basis.

Middletown/Norwalk Transmission Project

In April 2005, the Connecticut Siting Council approved a project to construct a 345-kiloVolt transmission line from Middletown, Connecticut, to Norwalk, Connecticut, which was jointly proposed by UI and The Connecticut Light and Power Company (CL&P). This project is expected to improve the reliability of the transmission system in southwest Connecticut. The two companies are working together on certain siting and permitting, and will each construct, own and operate its respective portion of the transmission line and related facilities. UI will construct, own, and operate transmission and substation facilities comprising approximately 20% of the total project. For further information see PART II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Major Influences on Financial Condition - The United Illuminating Company,” which information is hereby incorporated by reference.

Hydro-Quebec

UI is a participant in the Hydro-Quebec transmission tie facility linking New England and Quebec, Canada. UI has a 5.45% participating share in this facility, which has a maximum 2,000 megawatt equivalent generation capacity value.

Environmental Regulation

The National Environmental Policy Act requires that detailed statements of the environmental effect of UI’s facilities be prepared in connection with the issuance of various federal permits and licenses. Federal agencies are required by that Act to make an independent environmental evaluation of the facilities as part of their actions during proceedings with respect to these permits and licenses.

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

Under the federal Resource Conservation and Recovery Act (RCRA), the generation, transportation, treatment, storage and disposal of hazardous wastes are subject to regulations adopted by the EPA. Connecticut has adopted state regulations that parallel RCRA regulations but are more stringent in some respects. UI has complied with the notification and application requirements of present regulations, and the procedures by which UI handles, stores, treats and disposes of hazardous waste products comply with these regulations.

RCRA also regulates underground tanks storing petroleum products or hazardous substances, and Connecticut has adopted state regulations governing underground tanks storing petroleum and petroleum products that, in some respects, are more stringent than the federal requirements. UI currently owns eight underground storage tanks, used primarily for gasoline and fuel oil, which are subject to these regulations. A testing program has been implemented to detect leakage from any of these tanks, and substantial costs may be incurred for future actions taken to prevent tanks from leaking, to remedy any contamination of groundwater, and to modify, remove and/or replace older tanks in compliance with federal and state regulations.

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

Additional discussion regarding environmental issues may be found in PART II, Item 8 of this Form 10-K under the caption, “Financial Statements and Supplementary Data” - Notes to Consolidated Financial Statements - Note (J), Commitments and Contingencies - Environmental Concerns,” which information is hereby incorporated by reference.

NON-UTILITY BUSINESSES

UIL Holdings serves as the parent corporation for several non-utility businesses, each of which is incorporated separately to participate in business ventures that are intended to provide incremental earnings to UIL Holdings. Although UIL Holdings manages its businesses along the lines of utility and non-utility, UIL Holdings’ non-utility subsidiary Xcelecom manages operations along its business lines.

Xcelecom, Inc.

Xcelecom and its subsidiaries operate in two primary lines of business in certain regional markets of the Eastern United States. The specialty construction trade services line of business, which accounted for approximately 84% of Xcelecom’s 2005 revenues, provides general and specialty electrical, mechanical and voice-data-video design, construction and related services. The computer network systems integration services line of business provides computer system local and wide area network integration design, installation and consulting services. Xcelecom’s subsidiaries include Allan/Brite-Way Electrical Contractors, Inc. (formed upon the completion of the merger of Allan Electric Co, Inc. and Brite-Way Electrical Contractors, Inc. in January 2005), JBL Electric, Inc. and The Datastore, Incorporated, all in New Jersey, Orlando Diefenderfer Electrical Contractors, Inc., in Pennsylvania, 4Front Systems, Inc. and Datanet Services, Inc. in North Carolina, J. E. Richards, Inc. in Maryland, Terry’s Electric, Inc., in Florida, and M. J. Daly & Sons, Inc. and McPhee Electric Ltd., LLC (McPhee), in Connecticut. In January 2005, Johnson Electric Co., Inc. was merged into McPhee in an effort to gain operating efficiencies. Xcelecom also owns and operates two heating and cooling energy centers, through its Thermal Energies, Inc. subsidiary, providing service to two of New Haven, Connecticut’s largest office and government complexes.

Xcelecom is the ninth largest provider of electrical contracting services in the United States according to Engineering News Record magazine. Xcelecom provides a broad range of services including designing, building, maintaining and servicing electrical, data communications and utilities systems for commercial, industrial and residential customers. Xcelecom’s electrical contracting services include design of the electrical distribution systems within a building or complex, procurement and installation of wiring and connection to power sources, end-use equipment and fixtures, as well as long-term contract maintenance. Xcelecom’s mechanical contracting services include the design, procurement and installation systems for heating, ventilation, air conditioning, refrigeration and clean room ventilation systems, along with plumbing, process and fire protection piping systems. Xcelecom’s customer base is diverse and includes general contractors, property managers and developers, corporations, government agencies and municipalities, utilities, gaming facilities and homeowners. Xcelecom provides these specialty construction trade services in most major markets along the U.S. Eastern seaboard.

Demand for Xcelecom’s specialty construction trade services is driven by construction and renovation activity levels, as well as changes to local and national electrical codes. Xcelecom’s service and maintenance revenues, derived from service calls and routine maintenance contracts, tend to be recurring and less sensitive to economic fluctuations than those derived from its specialty construction trade services. Service and maintenance is supplied on a long-term and per-call basis. Long-term service and maintenance is provided through contracts that require the customer to pay an annual or semi-annual fee for periodic diagnostic services at a specific discount from standard prices for repair and replacement services. Per-call service and maintenance is initiated when a customer requests emergency repair service.

The computer network systems integration business line is a full-service provider of enterprise-wide network solutions. Specialties include design, installation, management and support of a variety of network needs ranging from point-to-point data and communications installations to complex wide area data and communication networks. Xcelecom’s clients include medium-size local and regional businesses, leading healthcare and educational facilities, and selected Fortune 100 technology, financial services and pharmaceutical companies. Xcelecom’s computer network systems integration business operates primarily in certain regional markets in the Eastern United States.

Xcelecom manages operations based on business lines. Within the specialty construction trade services business line, the subsidiaries are managed by two corporate-based senior operating officers reporting directly to Xcelecom’s President. The computer network systems integration services business line reports directly to a corporate-based senior operating officer, who in turn reports directly to the President. This operating structure provides a platform for strong operating and financial controls, allows for efficient management of the business, and fosters implementation of best practices across the organization. This structure also provides the ability to manage certain customer and vendor relationships above the local level. Utilizing this structure enables Xcelecom to: continue to expand the services and expertise it offers in each market by using specialized technical and marketing skills to maintain and strengthen relationships with general contractors and other customers; build positive relationships with engineers, architects and key suppliers; and continuously improve project execution, sales, administrative, safety, and training practices.

Market Data

Using the most recently available data from F. W. Dodge, the largest provider of project news, plans and analysis services for construction professionals in the United States and Canada, it is estimated that the electrical contracting industry, Xcelecom’s primary source of revenues, generated annual revenues in excess of $82 billion in 2005. The electrical contracting industry is highly fragmented, with more than 70,000 companies in the United States, most of which are small, owner-operated businesses. The most recent ranking of U.S. electrical contractors by the Engineering News Record magazine indicates that there are only 13 U.S. electrical contractors with revenues in excess of $200 million. F. W. Dodge data indicates total non-residential construction industry revenues in the markets served by Xcelecom have grown at an average compound rate of approximately 2.3 percent from 1997 through 2005. This includes a decline in the market from 2001 to 2003 of over 13 percent, during which time commercial and industrial construction spending declined due to the slowdown in the U.S. economy during that period. Xcelecom’s revenues amounted to $401 million, $337 million, and $294 million for the years ended December 31, 2005, 2004 and 2003, respectively. The specialty construction trade services line of business accounted for approximately 84%, 90% and 85% of Xcelecom’s total revenues for the years ended December 31, 2005, 2004 and 2003, respectively.

Xcelecom had a backlog of contractually obligated work to be completed as of December 31, 2005 of approximately $179 million, as compared with backlog of approximately $199 million as of December 31, 2004. The overall expected profitability related to the year end 2005 backlog is slightly lower, in percentage terms, than the expected profitability percentage carried in the year end 2004 backlog balance. There has been a shift in the composition of backlog from time to time, based on market demand and economic trends in Xcelecom’s geographic markets. At December 31, 2005, the backlog of work was predominantly for education and commercial projects. On a project size basis, 25% of the backlog is attributable to projects with values of $0.5 million or less, 61% is attributable to projects with values between $0.5 million and $5 million, and 14% is attributable to projects with values in excess of $5 million. On a regional basis, 62.6% of this backlog is attributable to the Northeast, with the remaining 37.4% attributable to the mid-Atlantic and Southeast regions.

Competition

The specialty construction trade services and computer network systems integration industries are highly fragmented and competitive. In the specialty construction trade services business line, most of Xcelecom’s competitors are small, owner-operated companies that typically operate in limited geographic areas. However, Xcelecom also faces competition from several larger regional and national firms, some of which are publicly owned. Competition is based primarily on price, technical capability, workforce size and ability, and experience and reputation.

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

Certain competitors have longer operating histories and greater financial, technical, marketing and other resources than Xcelecom. In addition, some of these competitors may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Many current and potential competitors also have greater name recognition, engage in more extensive promotional activities and offer more attractive terms to customers. Additionally, some of Xcelecom’s competitors have lower operating cost structures, allowing them to profitably employ more aggressive pricing strategies. Decreasing prices of Xcelecom’s products and services offerings will require Xcelecom to sell a greater number of products and services to achieve the same level of net sales and gross profit, and to effectively manage its fixed and variable overhead costs to maintain a similar level of earnings before interest and taxes. In the future, competition may be encountered from new market entrants. There can be no assurance that Xcelecom will be able to compete effectively with current or future competitors or that the competitive pressures will not have a material adverse effect on Xcelecom’s business, results of operations and financial condition.

Further discussion regarding Xcelecom’s business may be found in PART II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K, which information is hereby incorporated by reference.

United Capital Investments, Inc.

UCI is a holding company under the provisions of PUHCA 2005. UCI intends to seek an exemption from the requirements of PUHCA 2005 by filing an exemption request with the FERC in March 2006. Upon the completion of the sale of UCI’s ownership interest in Cross-Sound Cable Company, LLC (Cross-Sound), as discussed further below, UCI will no longer be a holding company for purposes of PUHCA 2005. UCI was established to make passive or minority interest investments and its investments include:

Cross-Sound - UCI has a 25% interest in Cross-Sound, which owns and operates a 330-megawatt transmission line (cable) connecting Connecticut and Long Island under Long Island Sound. On November 8, 2005, UCI, together with the majority owner, entered into an agreement to sell Cross-Sound to Babcock & Brown Infrastructure Ltd. UCI and UIL Holdings expect to receive proceeds of $53.3 million, subject to a working capital adjustment, in exchange for UCI’s equity interest in Cross-Sound and the repayment of the loan made by UIL Holdings to Cross-Sound. The sale is subject to certain regulatory and other approvals and is expected to be completed in the first quarter of 2006.

UCI has provided an equity infusion of $10 million to Cross-Sound and UIL Holdings has a loan balance of $23.8 million, including capitalized interest, to Cross-Sound. TransEnergieUS Ltd., the project developer and majority owner, is a Delaware corporation and a subsidiary of TransEnergie HQ Inc., the transmission affiliate of Hydro-Quebec (HQ). The cable has been operating commercially since June 2004, under the terms of a settlement agreement with various parties, including the Connecticut Department of Environmental Protection and the DPUC. Although the settlement agreement allows for commercial operation of the cable, such status is contingent upon the satisfaction of certain provisions set forth in the agreement. Following execution of the settlement agreement, Cross-Sound’s existing contract with the Long Island Power Authority for the entire capacity of the transmission line has been amended to increase the overall term of the agreement from 20 years to 28 years by means of adding an initial three-year period at the current reduced rates, and an additional five years to the end of the contract term, at full rates.

See PART II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Major Influences on Financial Condition,” and Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (J) Commitments and Contingencies - Cross-Sound Cable Company, LLC,” for further information regarding Cross-Sound.

Zero Stage Capital - UCI invested $3.2 million in Zero Stage VI, a Small Business Investment Company (SBIC) fund targeting the Northeast region of the United States. Due to the nature of its investments and market conditions, the carrying value of Zero Stage VI had decreased substantially since the end of 2000, and in the first quarter of 2004 UCI wrote down the carrying value to zero as the liabilities of the fund were in excess of the market value of its assets. In September 2005, the unrealized losses previously recognized by UCI to write-off the carrying value of its investment in the Zero Stage VI fund became realized, as the fund issued a final Schedule K-1 (noting each partner’s share of current year taxable income, deductions, credits and other items) indicating a total loss of investment. UCI has also invested $4 million in Zero Stage VII, a national technology venture capital fund. UCI received an ordinary course of business distribution of $0.4 million from Zero Stage VII in 2005. The carrying value of UCI’s investment in Zero Stage VII as of December 31, 2005 was $1.9 million. UIL Holdings invested in these funds to earn returns and promote local economic development.

Ironwood Mezzanine Fund (formerly the Ironbridge Mezzanine Fund) - In 2001, UCI committed $1 million to Ironwood Mezzanine Fund, of which it has funded $0.7 million as of December 31, 2005. Of the remaining capital commitment of $0.3 million, UCI funded $0.1 million in the first quarter of 2006 and expects to fund the remainder later in 2006. Ironwood is a regional SBIC fund committed to investing a portion of its capital in women and minority-owned businesses and businesses located in low and moderate income areas. The carrying value of UCI’s investment in Ironwood Mezzanine Fund as of December 31, 2005 was $0.7 million.

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

In the first quarter of 2005, UBE notified the majority owner that it would pursue its contractual rights to sell its 33 1/3% interest to the majority owner at fair market value. On January 31, 2006, the majority owner agreed to purchase UBE’s 33 1/3% interest for $71 million, which includes a release of all claims by the parties upon closing of the transaction. The sale is subject to approval of the FERC and is expected to be completed in the first quarter of 2006. As of December 31, 2005, UBE’s investment in BE had a carrying value of $70.3 million.

See PART II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Major Influences on Financial Condition - United Bridgeport Energy, Inc.,” of this Form 10-K for further information regarding BE.

American Payment Systems, Inc.

On June 22, 2004, UIL Holdings completed the sale of APS to CheckFree, pursuant to the purchase agreement entered into between the parties on December 16, 2003. CheckFree did not acquire APS’ telephony assets, which included APS’ 51% ownership interest in CellCards of Illinois, LLC (CCI). On February 13, 2004, CCI was sold to an independent third party for book value, excluding transaction costs.

As a result of the events described above, the results of APS are included in discontinued operations in the accompanying consolidated statements of income included herein, for all periods presented. For further information regarding the sale of APS refer to PART II, Item 8 of this Form 10-K under the caption, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (N), Discontinued Operations,” which information is hereby incorporated by reference.

FINANCING

Information regarding UIL Holdings’ capital requirements and resources and its financings and financial commitments may be found in PART II, Item 7 of this Form 10-K under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” which information is hereby incorporated by reference.

EMPLOYEES

As of December 31, 2005, UIL Holdings and its subsidiaries had a total of 2,865 employees, consisting of 11 in UIL Holdings, 888 in UI and 1,966 in Xcelecom. Of the 888 UI employees, 388 were members of Local 470-1, Utility Workers Union of America, AFL-CIO. UI and its unionized employees entered into a six-year agreement which expires on May 15, 2011. Certain of Xcelecom’s subsidiaries have collective bargaining agreements that cover, in the aggregate, approximately 1,212 employees. Substantially all of these collective bargaining agreements contain “no-strike” clauses. Xcelecom has not experienced any significant strikes or work stoppages.

Item 1A. Risk Factors.

The financial condition and results of operations of UIL Holdings are subject to various risks, uncertainties and other factors, some of which are described below. Additional risks, uncertainties and other factors not presently known or currently deemed to not be material may also affect UIL Holdings’ financial condition and results of operations.

The structure and operations of UIL Holdings’ utility line of business can be significantly affected by legislation and regulation.

UI is an electric transmission and distribution utility whose structure and operations are significantly affected by legislation and regulation. UI’s rates and authorized return on equity are regulated by the FERC and the DPUC. Legislation and regulatory decisions implementing legislation establish a framework for UI’s operations. For a further discussion of legislative and regulatory actions refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Major Influences on Financial Condition - The United Illuminating Company - Legislation & Regulation,” of this Form 10-K.

Weather conditions may cause fluctuations in the results of operations of the utility line of business.

Weather conditions can significantly impact retail electric sales volumes at UI, either positively or negatively. In addition, weather can cause fluctuations in expenditures, dependent upon the level of work required to restore the delivery of electricity as a result of storms or other extreme conditions.

The loss of key personnel or the inability to hire and retain qualified employees could have an adverse affect on the business, financial condition and results of operations of UIL Holdings and its operating subsidiaries, UI and Xcelecom.

The operations of UIL Holdings and its subsidiaries depend on the continued efforts of their respective current and future executive officers, senior management and management personnel. UIL Holdings cannot guarantee that any member of management at the corporate or subsidiary level will continue to serve in any capacity for any particular period of time. In addition, a significant portion of UI’s workforce, including many workers with specialized skills maintaining and servicing the electrical infrastructure, will be eligible to retire over the next five years. For further discussion refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Major Influences on Financial Condition,” of this Form 10-K.

The inability of management to effectively negotiate collective bargaining agreements and maintain good relations with the respective bargaining units could have a material adverse impact on either UI’s or Xcelecom’s financial condition and results of operations.
A significant portion of the workforce at UIL Holdings’ operating subsidiaries, UI and Xcelecom, are covered by collective bargaining agreements. The inability of management to effectively negotiate collective bargaining agreements and maintain good relations with the respective bargaining units could have a material adverse impact on either UI’s or Xcelecom’s financial condition and results of operations, as a result of increased expenses related to wages and benefits, poor working performance or organized work stoppages. For further discussion refer to Part I, Item 1, “Business - Employees,” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Major Influences on Financial Condition - The United Illuminating Company - Operations,” of this Form 10-K.

The ability of UIL Holdings to maintain future cash dividends at the level currently paid to shareholders is dependent upon the ability of its subsidiaries to pay dividends to UIL Holdings.

UIL Holdings is entirely dependent on dividends from its subsidiaries and from external borrowings to provide the cash necessary for debt service, to pay administrative costs, to meet contractual obligations that cannot be met by the non-utility subsidiaries and to pay common stock dividends to UIL Holdings’ shareholders. As UIL Holdings’ sources of cash are limited to dividends from its subsidiaries and external borrowings, the ability to maintain future cash dividends at the level currently paid to shareholders will be dependent upon 1) growth in the earnings of UI, 2) the ability of Xcelecom to begin providing dividends to UIL Holdings, 3) proceeds received from the sale of certain minority ownership interests, or 4) a reduction in the number of shares outstanding.

UIL Holdings’ ability to fund its capital requirements may be limited by its ability to obtain external financing.

All capital requirements that exceed available cash will have to be provided by external financing. Although there is no commitment to provide such financing from any source of funds, other than the short-term credit facilities currently in place at UIL Holdings and Xcelecom, future external financing needs are expected to be satisfied by the issuance of additional short-term and long-term debt. The continued availability of these methods of financing will be dependent on many factors, including conditions in the securities markets, economic conditions, debt ratings, and future income and cash flow. See Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (B), Capitalization and Note (D), Short-Term Credit Arrangements” of this Form 10-K for a discussion of UIL Holdings’ financing arrangements.

Financial results may be affected by economic conditions.

With respect to UI, electricity sales volumes can be significantly impacted by economic conditions. Workforce reductions, plant relocations out of UI service territory and facilities contractions can all weaken demand for electricity. In addition, rising energy prices can impact demand for electricity and may also cause increases in the time to collect accounts receivable and bad debt expenses.

Xcelecom’s results of operations and financial condition can also be significantly impacted by economic conditions. More than half of Xcelecom’s business involves the installation of electrical, mechanical and integrated network information systems in newly constructed and renovated buildings and plants. Downturns in levels of construction starts and business spending can have a material adverse effect on Xcelecom’s business, financial condition and results of operations. The competitive bidding process for new business contracts normally intensifies during economic downturns, leading to lower profit margins and an increased potential for project cost overruns or losses.

Xcelecom’s operating results could be significantly impacted by variations from estimated project costs.

Xcelecom’s contracts are generally awarded on the basis of competitive bids. Although contract terms vary considerably, most are made on either a fixed price or unit price basis in which Xcelecom agrees to do the work for a fixed amount for the entire project (fixed price) or for units of work performed (unit price), although services are sometimes performed on a cost-plus or time and materials basis. Xcelecom’s most significant cost drivers affecting estimates are the cost of labor, including employee benefits, the cost of products and materials, and the cost of casualty insurance. These costs may vary from the costs originally estimated. Variations from estimated contract costs along with other risks inherent in performing fixed price and unit price contracts may result in actual revenue and gross profits for a project differing from those originally estimated and could result in losses on projects. Depending on the size of a particular project, variations from estimated project costs could have a significant impact on operating results for any fiscal period.

Xcelecom’s operating results could be adversely impacted if it cannot obtain bonding for projects.

As a result of significant losses incurred by many sureties in recent years, both in the construction industry as well as in certain large corporate bankruptcies, less bonding capacity is available in the market and terms have become more restrictive. Further, under standard terms in the surety market, sureties issue bonds on a project by project basis, and can decline to issue bonds at any time. Historically, approximately one third of Xcelecom’s construction-related business has required bonds. Current market conditions, as well as changes in the surety’s assessment of Xcelecom’s operating and financial risk, could cause the surety to decline to issue bonds for future projects.

Xcelecom’s operating results could be adversely impacted by competitive conditions.

Certain competitors have longer operating histories and greater financial, technical, marketing and other resources than Xcelecom. In addition, some of these competitors may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Many current and potential competitors also have greater name recognition, engage in more extensive promotional activities and offer more attractive terms to customers. Additionally, some of Xcelecom’s competitors have lower operating cost structures, allowing them to profitably employ more aggressive pricing strategies. Decreasing prices of Xcelecom’s products and services offerings will require Xcelecom to (1) sell a greater number of products and services to achieve the same level of net sales and gross profit, and (2) effectively manage its fixed and variable overhead costs to maintain a similar level of earnings before interest and taxes.

UIL Holdings may be required to make payments under its indemnification agreements with Xcelecom’s sureties, which could adversely impact UIL Holdings’ financial condition.

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

UIL Holdings indemnifies the respective surety bond companies against any exposure under the bonds. The purpose of UIL Holdings’ indemnification is to allow Xcelecom to obtain bonding at competitive rates. In the event that Xcelecom does not fulfill its obligations in relation to its bonded contracts or obligations, UIL Holdings may be required to make payments under its indemnification agreements with Xcelecom’s sureties. For further discussion see Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (J), Commitments and Contingencies - Xcelecom, Inc.,” of this Form 10-K.

UIL Holdings and its subsidiaries may incur substantial capital expenditures and operating expenses in complying with environmental regulations which could have an adverse impact on the results of operations and financial condition of UIL Holdings.

In complying with existing environmental statutes and regulations and further developments in areas of environmental concern, UIL Holdings and its subsidiaries may incur substantial capital expenditures for equipment modifications and additions, monitoring equipment and recording devices, and it may incur additional operating expenses. Environmental damage claims may also arise from the operations of UIL Holdings’ subsidiaries. For further discussion of significant environmental issues known to UIL Holdings at this time see Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (J), Commitments and Contingencies - Environmental Concerns,” of this Form 10-K.

Increases in interest rates could have an adverse impact on the results of operations of UIL Holdings.

UIL Holdings accesses capital through both long-term and short-term financing arrangements. Increases in interest rates could result in increased cost of capital in the refinancing of fixed rate debt at maturity and in the remarketing of multi-annual tax-exempt bonds. In addition, UIL Holdings and Xcelecom have short-term revolving credit agreements that permit borrowings for fixed periods of time at fixed interest rates determined by the London Interbank Offered Rate (LIBOR), and also borrowings at fluctuating interest rates determined by the prime lending market. Changes in LIBOR or the prime lending market will have an impact on interest expense. For further discussion of UIL Holdings cost of capital and interest rate risk see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of this Form 10-K.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Transmission and Distribution Plant

The transmission lines of UI consist of approximately 100 circuit miles of overhead lines and approximately 17 circuit miles of underground lines, all operated at 345 KV or 115 KV and located within or immediately adjacent to the territory served by UI. These transmission lines are part of the New England transmission grid. A major portion of UI’s transmission lines is constructed on railroad rights-of-way pursuant to two Transmission Line Agreements. One of the agreements expires in May 2030 and will be automatically extended for up to two successive renewal periods of 15 years each, unless UI provides timely written notice of its election to reject the automatic extension. The other agreement will expire in May 2040.

UI owns and operates 25 bulk electric supply substations with a capacity of 1,798 MVA, and 24 distribution substations with a capacity of 121 MVA. UI has 3,013 pole-line miles of overhead distribution lines and 131 conduit-bank distribution miles.

See PART II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” of this Form 10-K concerning the estimated cost of additions to UI’s transmission and distribution facilities, which information is hereby incorporated by reference.

Administrative and Service Facilities

The corporate headquarters of both UIL Holdings and UI are located in New Haven, Connecticut. Additionally, UI occupies several facilities within its service territory for administrative and operational purposes.

Xcelecom leases office space in Hamden, Connecticut, which is the site of its corporate headquarters. Xcelecom’s operating subsidiaries own or lease real property, buildings and equipment in Connecticut, Florida, Maryland, New Jersey, North Carolina and Pennsylvania necessary for the management and operation of their businesses.

Item 3. Legal Proceedings.

There were no legal proceedings required to be reported under this item.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2005.

EXECUTIVE OFFICERS

The names and ages of all executive officers of UIL Holdings and all such persons chosen to become executive officers, all positions and offices with UIL Holdings held by each such person, and the period during which he or she has served as an officer in the office indicated, are as follows:

Name	Age(1)	Position	Effective Date

Nathaniel D. Woodson	64	Chairman of the Board of Directors and Chief Executive Officer (2)	March 22, 1999
James P. Torgerson	53	President (2)	January 23, 2006
Richard J. Nicholas	50	Executive Vice President and Chief Financial Officer	March 1, 2005
Louis J. Paglia	48	Executive Vice President	July 1, 2002
Susan E. Allen	46	Vice President Investor Relations, Corporate Secretary and Treasurer	(3)
Gregory W. Buckis	45	Vice President and Controller	June 30, 2003
Deborah C. Hoffman	51	Vice President of Audit Services and Chief Compliance Officer	July 8, 2005
_______________________
(1) As of December 31, 2005
(2) As previously disclosed in UIL Holdings’ filing on Form 8-K dated January 10, 2005, effective January 23, 2006, James P. Torgerson assumed the duties of President of UIL Holdings from Nathaniel D. Woodson.
(3) As previously disclosed in UIL Holdings’ filing on Form 8-K dated June 30, 2005, in connection with the reorganization of UIL Holdings’ Finance organization, Susan E. Allen assumed the role of Treasurer of UIL Holdings effective June 30, 2005. Ms. Allen assumed the role of Treasurer in addition to her responsibilities as Vice President Investor Relations and Corporate Secretary, positions which she has held since August 28, 2000.

There is no family relationship between any director, executive officer, or person nominated or chosen to become a director or executive officer of UIL Holdings. All executive officers of UIL Holdings hold office at the pleasure of UIL Holdings’ Board of Directors. All of the above executive officers and persons chosen to become executive officers have entered into employment agreements, some of which may be modified to reflect the revised responsibilities described above. There is no arrangement or understanding between any executive officer of UIL Holdings and any other person pursuant to which such officer was selected as an officer.

A brief account of the business experience during the past five years of each executive officer of UIL Holdings is as follows:

Nathaniel D. Woodson. Mr. Woodson served as Chairman of the Board of Directors, President and Chief Executive Officer of The United Illuminating Company during the period January 1, 2001 to January 31, 2001. He has served as Chairman of the Board of Directors and Chief Executive Officer of The United Illuminating Company since February 1, 2001 and Chairman of the Board of Directors and Chief Executive Officer of UIL Holdings Corporation since January 1, 2001. Mr. Woodson also served as President of UIL Holdings Corporation during the period January 1, 2001 to January 23, 2006.

James P. Torgerson. Mr. Torgerson served as President and Chief Executive Officer of the Midwest Independent Transmission System Operator, Inc., during the period January 1, 2001 to January 22, 2006. Mr. Torgerson assumed the duties of President of UIL Holdings Corporation on January 23, 2006.

Richard J. Nicholas. Mr. Nicholas served as an independent consultant to the telecommunications industry from January 2001 to April 2001. Mr. Nicholas joined UIL Holdings in May 2001 and served as Vice President and Chief Operating Officer of United Capital Investments until January 2002. He served as Vice President - Corporate Development and Administration of UIL Holdings, President of United Capital Investments and President of United Bridgeport Energy from January 2002 to November 2002. Mr. Nicholas has served as Vice President, Finance and Chief Financial Officer of The United Illuminating Company since November 2002. Mr. Nicholas assumed the role of Executive Vice President and Chief Financial Officer of UIL Holdings on March 1, 2005.

Louis J. Paglia. Mr. Paglia served as Executive Vice President and Chief Financial Officer of ECredit.com, Inc. in 2001. Mr. Paglia has served as Executive Vice President of UIL Holdings Corporation since he joined UIL Holdings Corporation in April 2002 and served as Chief Financial Officer of UIL Holdings Corporation from July 1, 2002 to February 28, 2005.

Susan E. Allen. Ms. Allen has served as Vice President Investor Relations and Corporate Secretary of The United Illuminating Company and of UIL Holdings Corporation since January 1, 2001. Ms. Allen served as Assistant Treasurer of The United Illuminating Company and of UIL Holdings Corporation from January 1, 2001 to June 30, 2005, at which time she assumed the role of Treasurer of The United Illuminating Company and of UIL Holdings Corporation.

Gregory W. Buckis. Mr. Buckis served as Vice President and Controller for the NASDAQ Stock Market Inc. from January 2001 to June 29, 2003. He has served as Vice President and Controller of UIL Holdings Corporation since June 30, 2003 and Vice President and Controller of The United Illuminating Company since July 8, 2005.

Deborah C. Hoffman. Ms. Hoffman served as Director of Internal Audit of UIL Holdings from January 1, 2001 to July 7, 2005. She has served as Vice President of Audit Services and Chief Compliance Officer since July 8, 2005.

PART II

Item 5. Market for UIL Holdings’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

UIL Holdings’ Common Stock is traded on the New York Stock Exchange, where the high and low closing sale prices during 2005 and 2004 were as follows:
	2005 Sale Price		2004 Sale Price
	High	Low	High	Low

First Quarter	$51.75	$48.21	$50.53	$44.75
Second Quarter	$54.01	$50.79	49.38	41.95
Third Quarter	$56.10	$48.57	50.10	44.99
Fourth Quarter	$53.36	$45.95	54.08	49.45

Quarterly dividends on the Common Stock have been paid since 1900. The quarterly cash dividends declared in 2005 and 2004 were at a rate of $0.72 per share.

UIL Holdings expects to continue its policy of paying regular cash dividends, although there is no assurance as to the amount of future dividends because they depend on future earnings, capital requirements, and financial condition.

Further information regarding payment of dividends is provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” of this Form 10-K.

As of December 31, 2005, there were 8,181 Common Stock shareowners of record.

Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity Compensation Plans Approved by Security Holders	735,423 (1)	$49.17 (2)	278,064 (3)

Equity Compensation Plans Not Approved by Security Holders	None	-	-

Total	735,423 (1)	$49.17 (2)	278,064 (3)

(1) Includes 575,128 shares to be issued upon exercise of outstanding options (573,461 of which include reload rights), 123,095 performance shares to be issued upon satisfaction of applicable performance and service requirements, and 37,200 shares of restricted stock subject to applicable service requirements.
(2) Weighted average exercise price is applicable to outstanding options only.
(3) Includes 22,527 shares authorized for issuance under the UIL Holdings Deferred Compensation Plan, which is a non-qualified benefit plan.

UIL Holdings issued 14,655 of common stock on December 22, 2005 to satisfy a contractual earn-out obligation arising from the acquisition of 4Front Systems, Inc. (4Front) by UIL Holdings’ indirect subsidiary Xcelecom. The shares were issued in reliance on an exemption from the registration requirements of the Securities Act of 1933 pursuant to Section 3(a)(10) in connection with which the State of North Carolina approved the issuance of shares under the acquisition agreement between Xcelecom and 4Front.

From time to time UIL Holdings issues unregistered shares pursuant to its Non-Employee Director Common Stock and Deferred Compensation Plan. On December 28, 2005, UIL Holdings issued 1,305 unregistered shares of UIL Holdings’ common stock which qualified as exempt private placement transaction pursuant to Section 4 (2) of the Securities Act of 1933. These unregistered shares were issued to a former director of UIL Holdings to satisfy the provisions of a deferred compensation arrangement.

UIL Holdings repurchased 20,021 shares of common stock in open market transactions as follows:

Period	Total Number of Shares Purchased*	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans

October	187	$48.58	None	None
November	3,874	$48.90	None	None
December	15,960	$46.55	None	None
Total	20,021	$47.02	None	None

* All shares were purchased in open market transactions. As noted above, a portion of these shares were issued to a former director of UIL Holdings to satisfy the provisions of a deferred compensation arrangement, as well as to former stockholders of 4Front to whom a contractual earn-out payment was due. The effects of these transactions did not change the number of outstanding shares of UIL Holdings common stock.

Item 6. Selected Financial Data

	2005	2004	2003	2002	2001
Financial Results of Operation ($000's)
Sales of electricity
Utility
Retail
Residential	$357,351	$312,072	$273,230	$281,307	$266,585
Commercial	312,239	281,667	248,257	256,077	254,842
Industrial	87,558	87,400	82,087	91,129	95,250
Other	10,397	10,415	10,311	10,512	10,501
Total Retail	767,545	691,554	613,885	639,025	627,178
Wholesale	35,782	24,446	24,591	58,249	61,570
Other operating revenues	9,068	48,027	31,144	30,259	26,070
Non-utility businesses	400,701	337,260	294,057	310,063	312,642
Total operating revenues	$1,213,096	$1,101,287	$963,677	$1,037,596	$1,027,460
Operating income from Continuing Operations	$76,299	$87,990	$88,957	$124,702	$144,594
Income from Continuing Operations, net of tax	$31,356	$36,918	$29,537	$45,751	$59,563
Discontinued Operations, net of tax (Note N) (2)	(102)	49,824	(6,251)	(1,804)	(200)
Extraordinary Gain, net of tax (Note P) (2)	-	203	-	-	-
Net Income	$31,254	$86,945	$23,286	$43,947	$59,363
Financial Condition ($000's)
Property, Plant and Equipment in service - net	$526,537	$511,735	$512,327	$471,670	$499,470
Deferred charges and regulatory assets	809,040	871,211	895,640	813,299	839,161
Assets of discontinued operations	-	-	121,627	123,005	123,610
Total Assets (1)	1,799,055	1,793,844	1,898,166	1,768,759	1,876,264
Current portion of long-term debt	4,286	4,286	-	100,000	100,000
Net long-term debt excluding current portion	486,889	491,174	495,460	370,432	498,557
Net common stock equity	544,578	548,397	492,774	482,352	499,995
Common Stock Data
Average number of shares outstanding - basic (000's)	14,547	14,390	14,291	14,239	14,097
Number of shares outstanding at year-end (000's)	14,592	14,496	14,315	14,272	14,116
Earnings per share - basic:
Continuing Operations	$2.16	$2.57	$2.07	$3.22	$4.22
Discontinued Operations (Note N) (2)	$(0.01)	$3.46	$(0.44)	$(0.13)	$(0.01)
Extraordinary Gain (Note P) (2)	$-	$0.01	$-	$-	$-
Net Earnings	$2.15	$6.04	$1.63	$3.09	$4.21
Earnings per share - diluted
Continuing Operations	$2.14	$2.56	$2.07	$3.21	$4.20
Discontinued Operations (Note N) (2)	$(0.01)	$3.44	$(0.44)	$(0.13)	$(0.01)
Extraordinary Gain (Note P) (2)	$-	$0.01	$-	$-	$-
Net Earnings	$2.13	$6.01	$1.63	$3.08	$4.19

Book value per share	$37.32	$37.83	$34.42	$33.80	$35.42
Dividends declared per share	$2.88	$2.88	$2.88	$2.88	$2.88
Market Price:
High	$56.10	$54.08	$46.07	$58.53	$52.42
Low	$48.21	$41.95	$31.01	$29.06	$44.25
Year-end	$45.99	$51.30	$45.10	$34.87	$51.30
Other Financial and Statistical Data (Utility only)
Sales by class (millions of kWh's)
Residential	2,458	2,347	2,262	2,247	2,120
Commercial	2,702	2,604	2,502	2,466	2,476
Industrial	902	957	952	1,022	1,082
Other	44	44	47	46	46
Total	6,106	5,952	5,763	5,781	5,724
Number of retail customers by class (average)
Residential	289,122	289,057	288,405	287,632	286,331
Commercial	28,934	28,956	29,687	29,757	29,889
Industrial	1,356	1,497	1,595	1,630	1,707
Other	1,260	1,307	1,306	1,267	1,250
Total	320,672	320,817	320,993	320,286	319,177
Average price per kilowatt hour by class (cents)
Residential	14.54	13.30	12.08	12.52	12.57
Commercial	11.55	10.82	9.92	10.39	10.29
Industrial	9.70	9.13	8.62	8.92	8.80

Revenues - retail sales per kWh (cents)	12.57	11.62	10.65	11.05	10.96

(1) Reflects reclassification of accrued asset removal costs from accumulated depreciation to regulatory liabilities for all years presented.
(2) Note refers to the Notes to the Consolidated Financial Statements included in Item 8. "Financial Statements and Supplementary Data."

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained herein, regarding matters that are not historical facts, are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). These include statements regarding management’s intentions, plans, beliefs, expectations or forecasts for the future. Such forward-looking statements are based on UIL Holdings’ expectations and involve risks and uncertainties; consequently, actual results may differ materially from those expressed or implied in the statements. Such risks and uncertainties include, but are not limited to, general economic conditions, legislative and regulatory changes, changes in demand for electricity and other products and services, unanticipated weather conditions, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental, and technological factors affecting the operations, markets, products and services of UIL Holdings’ subsidiaries. The foregoing and other factors are discussed and should be reviewed in this Annual Report on Form 10-K and other subsequent periodic filings with the Securities and Exchange Commission. Forward-looking statements included herein speak only as of the date hereof and UIL Holdings undertakes no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or circumstances.

OVERVIEW AND STRATEGY

UIL Holdings Corporation (UIL Holdings) operates in two principal lines of business: utility and non-utility. The utility business consists of the electric transmission and distribution operations of The United Illuminating Company (UI). The non-utility business consists of the operations of Xcelecom, Inc. (Xcelecom) and two entities, United Capital Investments, Inc. (UCI) and United Bridgeport Energy, Inc. (UBE), which hold minority ownership interests in their respective investments. The non-utility business also included the operations of American Payment Systems, Inc. (APS) until the completion of its sale to CheckFree Corporation (CheckFree) on June 22, 2004.

As a result of Connecticut’s 1998 electric industry restructuring legislation, UI divested its ownership interests in generation facilities. Subsequently, UIL Holdings invested the proceeds of the sale of UI’s generation facilities in non-utility businesses to offset the expected reduction in utility earnings resulting from this restructuring. Some of these investments have not generated expected results due to a number of factors, including the following: a change in market conditions resulting in lower profitability for construction business, as well as challenges in realizing operational synergies, for Xcelecom; poor investment market conditions offsetting the value of UCI’s passive investments; and high natural gas prices affecting the value of UBE. UIL Holdings’ overall corporate strategy is to create shareholder value by actively managing the UI and Xcelecom operating businesses to maximize earnings and cash flow. UIL Holdings plans to improve the value of both the utility and non-utility businesses and investments through operating and strategic initiatives designed to improve results and increase value. In particular, UIL Holdings plans to actively manage its costs, capitalize on synergies to improve performance and pursue strategic initiatives within the Xcelecom operating segment, and divest certain of its minority ownership interests.

The United Illuminating Company

UI, the utility operating unit of UIL Holdings, is a transmission and distribution electric utility, the primary objective of which is to provide high-quality customer service, including the reliable, cost-effective delivery of electricity to its customers in the 17 towns or cities in which it operates. To provide reliable service, UI will prudently invest in, and maintain, its transmission and distribution infrastructure. As part of this effort, UI and The Connecticut Light and Power Company (which also provides electric transmission and distribution service in Connecticut) have been working together on certain aspects of a jointly proposed major transmission upgrade in southwest Connecticut.

UI plans to manage operating and maintenance costs to optimize return on equity, earnings and cash flow. While revenues are expected to remain relatively level, earnings from UI’s CTA component are expected to decline over time due to the planned amortization of, and resulting reduction in, UI’s stranded cost rate base.

Xcelecom, Inc.

Xcelecom, the non-utility operating unit of UIL Holdings, is an electrical and mechanical contractor and voice-data-video design company that operates in the eastern portion of the United States. Xcelecom was built through a series of acquisitions, largely from 1999 to 2002. Xcelecom’s primary objective is to continue to improve its operating performance in the markets that it serves. Xcelecom expects to improve performance, in part, by capitalizing on synergies throughout its network of subsidiaries, including best practices for safety and risk management, project management and estimation, information systems, cross-sales development and cash management and banking. Through these and other strategic initiatives, Xcelecom plans to manage operating costs to maximize earnings and cash flow that will be used to meet substantially all of the operating and most contractual commitments of its business.

Historically, Xcelecom has expanded its business by pursuing an aggressive acquisition program. In recent years, due to the effects of the economic downturn on Xcelecom’s business and a lack of desirable acquisition prospects, Xcelecom has curtailed its acquisition program. Xcelecom currently does not intend to grow materially through acquisitions in the foreseeable future.

United Capital Investments, Inc.

On November 8, 2005, UCI, together with the majority owner, entered into an agreement to sell Cross-Sound Cable Company, LLC (Cross-Sound) to Babcock & Brown Infrastructure Ltd. The sale is subject to regulatory and other approvals and is expected to be completed in the first quarter of 2006. Further information regarding the sale of Cross-Sound is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Major Influences on Financial Condition - United Capital Investments, Inc.,” of this Form 10-K.

UCI is a limited partner in two investment funds with equity participation of approximately 4%. One fund, Zero Stage VII, is a venture capital fund that invests in emerging growth companies. The second fund, Ironwood Mezzanine Fund, is a Small Business Investment Company that focuses on mezzanine financing and invests a portion of its capital in women and minority-owned small businesses and businesses located in low and moderate income areas. As a mezzanine fund, it provides growth and acquisition capital to privately held businesses committed to sustainable long-term growth; its focus on more mature companies means that UCI’s investment is subject to somewhat less risk, and also smaller potential returns, in comparison to the venture capital fund.

United Bridgeport Energy, Inc.

In the first quarter of 2005, UBE notified the majority owner of Bridgeport Energy, LLC (BE) that it would pursue its contractual rights to sell its 33 1/3% interest in BE to the majority owner at fair market value. On January 31, 2006, the majority owner agreed to purchase UBE’s 33 1/3% interest for $71 million, which includes a release of all claims by the parties upon closing of the transaction. The sale is subject to approval of the FERC and is expected to be completed in the first quarter of 2006. Further information regarding the sale of BE is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Major Influences on Financial Condition - United Bridgeport Energy, Inc.,” of this Form 10-K.

MAJOR INFLUENCES ON FINANCIAL CONDITION

UIL Holdings Corporation

UIL Holdings’ financial condition and financing capability will be dependent on many factors, including the level of income and cash flow of UIL Holdings’ subsidiaries, conditions in the securities markets, economic conditions, interest rates, legislative and regulatory developments, and its ability to retain key personnel.

The loss of key personnel or the inability to hire and retain qualified employees could have an adverse effect on the business, financial condition and results of operations for UIL Holdings and its operating subsidiaries, UI and Xcelecom. These operations depend on the continued efforts of their respective current and future executive officers, senior management and management personnel. UIL Holdings cannot guarantee that any member of management at the corporate or subsidiary level will continue to serve in any capacity for any particular period of time. In an effort to enhance UIL Holdings’ ability to attract and retain qualified personnel, UIL Holdings continually evaluates the overall compensation packages offered to employees at all levels of the organization.

In the fourth quarter of 2004, UIL Holdings’ Board of Directors approved a plan to reorganize UIL Holdings’ Finance organization to reduce costs, improve process flow and better support its core utility operations. Following the sale of APS in June 2004, the strategic core of UIL Holdings has returned to its utility operations, along with the non-utility operations of Xcelecom. As a result, the accounting, treasury and corporate planning functions of UI and the holding company have been combined in an effort to gain operating efficiencies. In connection with this reorganization, UIL Holdings recorded employee termination costs in the fourth quarter of 2004 amounting to $2 million. As of December 31, 2005, a portion of these accrued restructuring costs have been reclassified to the accounts for UI’s non-qualified pension plan, as certain effected employees have elected to receive termination pay in the form of enhanced retirement benefits. The remaining accrued restructuring costs are expected to be settled in early 2006. On an annualized basis, this reorganization is expected to yield consolidated pre-tax cost savings of approximately $1 million, although the impact to 2005 was somewhat lower due to the timing of employee departures.

The United Illuminating Company

UI is an electric transmission and distribution utility whose structure and operations are significantly affected by legislation and regulation. UI’s rates and authorized return on equity are regulated by the Federal Energy Regulation Commission (FERC) and the Connecticut Department of Public Utility Control (DPUC). Legislation and regulatory decisions implementing legislation establish a framework for UI’s operations. Other factors affecting UI’s financial results are operational matters such as sales volume and ability to control expenses, major weather disturbances, and capital expenditures. UI expects significant growth in its capital investment in transmission infrastructure, and has received siting approval to construct its portion of a major transmission line in southwest Connecticut.

Legislation & Regulation

Background

State legislation has significantly restructured the electric utility industry in Connecticut. The primary restructuring legislation includes Public Act 98-28 (the 1998 Restructuring Legislation) and Public Act 03-135, as amended in part by Public Act 03-221 (collectively, the 2003 Restructuring Legislation). Since 2000, UI’s retail customers have been able to choose their electricity suppliers. The 2003 Restructuring Legislation requires that UI offer a “transitional standard offer” rate during the period January 1, 2004 - December 31, 2006 to retail customers who do not choose an alternate electric supplier. The 2003 Restructuring Legislation provides for UI to recover its costs of acquiring and providing generation services, and directs the DPUC to establish each electric distribution company’s transitional standard offer rates.

As part of the restructuring pursuant to the 1998 Restructuring Legislation, UI’s distribution and transmission rates were “unbundled” on customers’ bills, which also included separate charges as of January 1, 2000 for a competitive transition assessment (CTA), generation services charge (GSC), conservation and load management (C&LM) charge, renewable energy investment (REI) charge, and systems benefits charge (SBC). As of January 1, 2004, federally-mandated congestion costs, defined by the 2003 Restructuring Legislation to include the costs of regional standard market design, are also identified separately on customers’ bills. The 2003 Restructuring Legislation made other changes to the 1998 Restructuring Legislation, such as the imposition of renewable portfolio standards, the support of the development of renewable energy resources, and supplier of last resort service after the transitional standard offer period ends. The 2003 Restructuring Legislation also requires that any new rate case filings include a four-year rate plan proposal.

The 2003 Restructuring Legislation provides for UI to collect a fee of $0.0005/kilowatt-hour from transitional standard offer service customers, beginning January 1, 2004, as compensation for providing transitional standard offer service. This fee is included in the GSC amounts charged to transitional standard offer customers, and is excluded by the legislation from determinations of whether UI’s rates are just and reasonable. For 2005, these fees generated approximately $2.8 million in revenue. The 2003 Restructuring Legislation also provides for the DPUC to establish an incentive plan for the procurement of long-term contracts for transitional standard offer service that compares UI’s actual average contract price to a regional average price for electricity, making adjustments as deemed appropriate by the DPUC. If UI’s price is lower than the average, the legislation provides for the plan to allocate $0.00025/kilowatt-hour of transitional standard offer service to the distribution company. The DPUC issued a draft decision on December 8, 2005 approving UI’s proposed methodology for calculating the incentive fee and noting that UI has earned the incentive fee applicable to the year 2004, which amounted to approximately $1.4 million. The draft decision did not address the incentive related to 2005. The final decision is expected to be issued in the first quarter of 2006.

2005 Rate Case

On July 18, 2005, UI filed an application with the Connecticut Department of Public Utility Control (DPUC), requesting an increase to UI’s electricity distribution rate for the first time in more than 10 years. UI requires a rate increase to strengthen its financial integrity and address workforce attrition issues, increases in operating costs and infrastructure planning and investment. UI also requested an increase in its Competitive Transmission Assessment (CTA) rate.

On January 27, 2006, the DPUC issued a final decision in the 2005 Rate Case proceeding. The DPUC set UI's distribution rates at levels that will increase revenues by $14.3 million in 2006. The DPUC set incremental distribution rate increases for 2007, 2008 and 2009, so that revenues will increase a total of $35.6 million, or 4.9%, by 2009 compared to current rates.  Under the four-year plan, the total allowed annual and cumulative revenue increases versus 2005 rates are as follows (in millions of dollars):

	2006	2007	2008	2009
Annual revenue increase	$14.3	$4.3	$10.3	$6.7
Percentage increase from prior year revenues	2.0%	0.6%	1.4%	0.9%

Cumulative revenue increase	$14.3	$18.6	$28.9	$35.6
Cumulative percentage increase from 2005	2.0%	2.6%	4.0%	4.9%

The decision establishes rates on the basis of an authorized return on equity of 9.75%, a decrease from the 10.45% in effect prior to the decision. UI’s cost of capital will be based on an allowed capital structure containing a 48% common equity component and 52% debt capitalization component, a 1% increase in the common equity component as compared to previous allowed capital structure. Earnings above the authorized return will continue to be shared 50% to customers and 50% to retained earnings, with the customers' share divided equally between bill reductions and an accelerated amortization of stranded costs. The CTA rates have not been adjusted in this decision, but the equity return and capital structure for the CTA will be adjusted to the approved distribution equity return and capital structure. This decision does not affect the revenue requirements determination for transmission, including the applicable return on equity, which are within the jurisdiction of the FERC. UI’s authorized return on equity for transmission is currently 13.3%, a portion of which is subject to refund (see Part II, Item 8, “Financial Statements and

Supplementary Data - Notes to Consolidated Financial Statements - Note (C), Regulatory Proceedings - Other Regulatory Matters - Regional Transmission Organization for New England,” of this Form 10-K for further information).

On February 10, 2006, UI filed a Petition for Reconsideration with the DPUC requesting that it reconsider the final decision to correct errors in the decision with respect to employee compensation and the pension/post-retirement discount rate. These corrections, if accepted by the DPUC, would increase revenues by approximately $3.5 million in 2006, and $2.4 million in each of the years 2007 through 2009, versus 2005 rates. Dependent upon the outcome of the Petition for Reconsideration, UI will evaluate its other options, as appropriate.

Recent Legislation

On July 6, 2005, An Act Concerning the Department of Transportation, Public Act No. 05-210 (the 2005 Transportation Act), became law in Connecticut. Section 28 of this legislation, effective from enactment, amends § 13a-126 of the Connecticut statutes to provide that the state shall bear no part of the cost to readjust, relocate or remove an electric transmission line buried within a public highway right-of-way where such action is required by a state highway project, but also provides that the state shall consider such costs in selecting a final project design in order to minimize the overall cost incurred by the state and the electric distribution company. As a result, the electric distribution company’s costs of readjustment, relocation or removal will be included in tariffs, for collection from customers. Section 30 of the 2005 Transportation Act amends § 16-19b of the Connecticut statutes to establish a “transmission tracker” mechanism, much like the existing adjustment mechanisms under this statutory section. Section 30 provides for the DPUC to adjust an electric distribution company’s retail transmission rate periodically to “track” and recover the transmission costs, rates, tariffs and charges approved by the FERC. This section will allow UI to make an annual filing with the DPUC to reset UI’s retail transmission rate shortly after UI’s annual FERC transmission revenue requirements filing. This legislation mitigates the existing lag between changes in UI’s FERC-approved transmission revenue requirements and its retail transmission rate. UI filed an application with the DPUC during the fourth quarter of 2005 seeking to implement this legislation, establishing a transmission adjustment mechanism and utilizing the most recent FERC-approved transmission revenue requirements to establish UI’s retail transmission rate. The application was approved by the DPUC and a new retail transmission rate became effective on January 1, 2006.

On July 22, 2005, An Act Concerning Energy Independence, June Special Session, Public Act No. 05-1 (the Energy Independence Act), became law in Connecticut, the general intention of which is to reduce congestion costs in the state. The Energy Independence Act consists of forty sections, all of which became effective by October 1, 2005. The act: adds to the items included in the definition of Federally Mandated Congestion Charges (“FMCCs,” formerly known as Federally Mandated Congestion Costs); provides for incentives to promote the development of projects and resources that will reduce FMCCs and for the recovery of the costs of such incentives through the FMCC rate component on retail customers’ bills; makes certain changes to the prior electric restructuring legislation in the state; and makes other changes to the statutes administered by the DPUC. The DPUC has initiated numerous dockets, both uncontested and contested, to implement the many provisions of the Energy Independence Act. The DPUC will be required to determine what measures will reduce FMCCs, and to approve measures whose contribution to reduction of FMCCs is expected to outweigh the measures’ cost. These potential measures include “grid-side distributed resources,” “customer-side distributed resources,” new generation, and contracts with generation for capacity rights. In addition, the Energy Independence Act establishes Class III renewable energy resources, and related portfolio standards for generation services, in addition to the existing Class I and Class II renewable energy resources and portfolio standards. The Energy Independence Act provides for the waiving of electric back-up rates and gas delivery charges for qualifying customer-side distributed resources, with recovery of electric distribution company lost revenues through the FMCC rate component of bills. In order to encourage electric distribution companies to promote measures to reduce FMCCs, the Energy Independence Act provides for monetary awards to the electric distribution companies in whose service areas such measures are located. There is also provision for electric distribution companies to earn an incentive fee for procuring standard service and default service for the period 2007 and beyond, with the DPUC to establish the criteria for earning such incentive fees. While the ultimate impact of this legislation will be determined through the series of regulatory proceedings described above, UI does not expect this legislation to have a material impact on its results of operations or financial condition, because the Energy

Independence Act provides that electric distribution companies will recover their costs and investments resulting from the law through a number of mechanisms, including the FMCC charges on customers’ bills.

In August 2005, President Bush signed the Energy Policy Act of 2005 (Energy Act). The Energy Act repeals the Public Utility Holding Company Act, which will impact UIL Holdings, and includes numerous provisions which may affect UI, some of which include 1) reducing depreciable lives for newly constructed electric transmission lines, 2) establishing an electric reliability organization responsible for reliability standards, subject to FERC jurisdiction, approval and enforcement, 3) authorizing limited FERC backstop siting authority for interstate transmission projects in federally-designated transmission corridors, and 4) requiring the FERC to issue a rule that provides transmission rate incentives to promote capital investment and provides for recovery of all prudent costs of complying with mandatory reliability standards and costs related to transmission infrastructure development. The FERC is currently receiving comments on its Notice of Proposed Ratemaking on the subject of incentives. UI will continue to assess the potential impact this legislation, as implemented by the FERC, may have on its financial condition, capital expenditure plan and future results of operations.

Other Regulation

UI generally has several regulatory proceedings open and pending at the DPUC at any given time. Examples of such proceedings include an annual DPUC review and reconciliation of UI’s CTA and SBC revenues and expenses, dockets to consider specific restructuring or electricity market issues, consideration of specific rate or customer issues, and review of conservation programs.

On June 23, 2004, the DPUC approved UI’s request to amend its Purchased Power Adjustment Clause rate component to allow UI to apply the clause to special contract customers. The DPUC also approved a Purchased Power Adjustment rate of $0.000264 per kWh to be applied against special contract load to reflect the increased cost to serve these customers. This decision will allow UI to recover through the GSC, changes in the cost to procure energy as it relates to special contract customers.

The DPUC’s December 18, 2003 final decision establishing UI’s transitional standard offer rate also included the DPUC’s approval of the implementation of FMCC charges on its customers’ bills. The decision established bypassable Federally Mandated Congestion Costs (BFMCC) charges and non-bypassable Federally Mandated Congestion Costs (NBFMCC) charges based on estimates, and indicated that the DPUC would true-up these estimated costs to UI’s actual expenditures through a semi-annual proceeding. By decision dated November 24, 2004, the DPUC authorized an FMCC cost recovery mechanism for the electric distribution companies. That decision recognizes that FMCC costs change from time to time, and that it is appropriate to provide a mechanism for the electric distribution companies to adjust the charges to customers that allow the companies to recover their FMCC costs. On December 22, 2004, the DPUC issued a final decision increasing the NBFMCC charge UI is authorized to collect from customers. The NBFMCC charge relates to “congestion costs” associated with not having adequate transmission infrastructure to move energy from the generating sources to the consumer and to costs associated with maintaining the reliability of electric service, such as reliability-must-run contracts with generators. Because the purpose of the NBFMCC charge is for the electric distribution company to recover its actual NBFMCC on a pass-through basis, the DPUC decision provided for a true-up of NBFMCC and revenues on a semi-annual basis such that UI would recover all such charges incurred. The charge originally established for 2004 was based upon estimates that were made in 2003, and reflected estimated NBFMCC lower than were actually incurred. The decision increased the NBFMCC charge from $0.001652 per kWh to $0.012099 per kWh, effective January 1, 2005. This increase is intended to enable UI to recover both the forecasted ongoing NBFMCC and the $13.8 million deficit that resulted because the charge originally established was below the incurred costs. In February 2005, the DPUC initiated a semi-annual reconciliation proceeding relating to FMCCs and GSC. Based upon the increases for 2005 authorized in the December 22, 2004 decision, UI did not seek another rate adjustment in the first such proceeding. UI made a reconciliation filing in August 2005, with a follow-up letter filed on December 29, 2005. The DPUC held a proceeding on February 9, 2006 to address the filing which resulted in a reduction in the NBFMCC charge, equivalent to approximately $15 million per year.

UI filed a revised local network service transmission tariff which was approved by the FERC in the fourth quarter of 2005. The revised transmission tariff will allow UI to recover its transmission revenue requirements on a prospective basis, subject to reconciliation with actual revenue requirements. Under UI’s previous transmission tariff, the annual period during which wholesale transmission rates were effective began after the annual period used to calculate the required transmission rates. The revised tariff will reduce the lag between the time transmission-related costs are incurred and the period in which rates are effective. In addition, UI received approval to include in transmission rate base 50% of new construction work in progress related to the project to construct a 345-kiloVolt transmission line from Middletown, Connecticut, to Norwalk, Connecticut which will improve cash flow during design and construction of that transmission facility.

Operations

In implementing the 1998 Restructuring Legislation, UI established a Distribution Division and other “unbundled” components for accounting purposes, to reflect the various unbundled components on customer bills. Initially, the Distribution Division included both transmission and distribution. For regulatory purposes, UI has now separated transmission and distribution into separate divisions for accounting purposes. Changes to income and expense items related to transmission and distribution have a direct impact on net income and earnings per share, while changes to items in “other unbundled utility components” do not have such an impact. The other components are the CTA, the SBC, the GSC, the C&LM charge, and REI charge. In accordance with the September 26, 2002 Rate Case decision, the CTA and SBC both earned a 10.45% return on the equity portion of their respective rate bases until the January 13, 2006 effective date of the 2005 Rate Case decision, at which time the authorized return on equity became 9.75%. Those returns are achieved either by accruing additional amortization expenses, or by deferring such expenses, as required to achieve the authorized return. Amortization expenses in the CTA and SBC components impact earnings indirectly through changes to rate base. The GSC, C&LM and REI are essentially pass-through components (revenues are matched to recover costs). Except for the procurement fee in the GSC previously discussed in the “Legislation & Regulation - Background” section of this item, and a small management fee earned in the C&LM component, expenses are either accrued or deferred, or revenues are transferred, such that there is no net income associated with these three unbundled components.

The primary Distribution Division operational factors affecting UI’s financial results are sales volume, ability to control expenses and capital expenditures. Retail electric sales volume can be significantly affected by economic conditions and weather. The level of economic growth can be reflected in many ways: job growth or workforce reductions, plant relocations into or out of UI service territory, and facilities expansions or contractions, all of which can affect demand for electricity. The weather can also have an impact on expenses, dependent on the level of work required as a result of storms or other extreme conditions. UI’s major expense components are (1) purchased power; (2) amortization of stranded costs; (3) wages and benefits; (4) depreciation; and (5) regional network service (RNS) transmission costs.

Power Supply Arrangements

On October 22, 2003, UI entered into an agreement with PSEG Energy Resources & Trade LLC (PSEG) for the supply of all of UI’s transitional standard offer generation service needs, excluding requirements for special contract customers, from January 1, 2004 through the end of the transitional standard offer period on December 31, 2006. UI continues to purchase generation services pursuant to an agreement with Dominion Energy Marketing (Dominion) to supply special contract customers through December 31, 2008. While purchased power expenses are a pass-through expense in terms of the regulatory methodology which facilitates how customers fund these costs (collected from customers in the GSC and as federally mandated congestion costs), UI is a principal in its relationships with these suppliers, and is the primary obligor in these arrangements. The contract with PSEG contains financial assurances by PSEG, including a guaranty from PSEG’s parent company, PSEG Power, a requirement that PSEG maintain a minimum Moody’s credit rating of Baa3 or equivalent, and a letter of credit to secure performance through the initial stages of the contract. UI is also required to maintain a minimum credit rating of Baa3 or equivalent. UI’s current Moody’s credit rating is Baa2, which is one level above the required minimum.

Prior to January 1, 2004, UI purchased generation services to supply standard offer service pursuant to the agreement with Dominion. UI’s agreement with Dominion replaced an earlier wholesale power agreement and other related agreements with Enron Power Marketing, Inc. (EPMI). Refer to Note (J), “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements for further information.

Competitive Transition Assessment

UI’s CTA collection recovers costs that have been reasonably incurred, or will be incurred, to meet its public service obligations and that will likely not otherwise be recoverable in a competitive market. These “stranded costs” include above-market long-term purchased power contract obligations, regulatory asset recovery and above-market investments in power plants. Based on current conditions, CTA revenues are expected to remain relatively constant, with amortization increasing over time as the earnings trend downward due to the decreasing CTA rate base. A significant amount of UI’s earnings is generated by the authorized return on the equity portion of as yet unamortized stranded costs in the CTA rate base. UI’s after-tax earnings attributable to CTA for the years ended December 31, 2005, 2004 and 2003 were $12.7 million, $13.5 million and $14.2 million, respectively. A significant portion of UI’s cash flow from operations is also generated from those earnings and from the recovery of the CTA rate base. Cash flow from operations related to CTA amounted to $25 million, $26 million and $36 million for the years ended December 31, 2005, 2004 and 2003, respectively. The CTA rate base has declined from year to year for a number of reasons, including: amortization of stranded costs, the sale of UI’s nuclear units, and adjustments made through the annual DPUC review process. The original rate base component of stranded costs, as of January 1, 2000, was $433 million. It has since declined to $413 million at year-end 2000, $373 million at year-end 2001, $303 million at year-end 2002, $279 million at year-end 2003, $267 million at year-end 2004 and $254 million at year-end 2005. The 2005 result is subject to DPUC review, pursuant to an annual review of UI’s CTA revenues and expenses, and may be adjusted in accordance with that review. The 2005 annual CTA/SBC reconciliation to be filed with the DPUC in the first quarter of 2006 will include a request for recovery of amounts related to the misallocation of gross earnings taxes between distribution and CTA. Customer bills were not affected by this misallocation. Although UI believes it is entitled to recovery of such amounts, the amount to be requested for recovery related to periods prior to 2005 has not been recognized as a regulatory asset based on the estimated likelihood for recovery as of December 31, 2005. Based upon UI’s filings and the DPUC’s decisions in prior annual CTA reconciliation dockets, UI does not expect the results of this reconciliation docket to have a material effect on UI, with the exception of the request for recovery of the gross earnings tax item, which could have a positive impact. In the future, UI’s CTA earnings will decrease while, based on UI’s current projections, cash flow will remain fairly constant until stranded costs are fully amortized between 2013 and 2015, depending primarily upon the DPUC’s future decisions which could affect future rates of stranded cost amortization.

Capital Projects

In order to maintain and improve its electricity delivery system and to provide quality customer service, UI is required to spend a significant amount each year on capital projects in the Distribution and Transmission Divisions. A large portion of the funds required for capital projects is provided by operating activities, and the remainder must be financed externally. For more information, see “Liquidity and Capital Resources” included later in this item of this Form 10-K.

In April 2005, the Connecticut Siting Council (CSC) approved a project to construct a 345-kiloVolt transmission line from Middletown, Connecticut, to Norwalk, Connecticut, which was jointly proposed by UI and The Connecticut Light and Power Company (CL&P). This project is expected to improve the reliability of the transmission system in southwest Connecticut. The two companies have been working together on certain siting and permitting issues, and will each construct, own and operate its respective portion of the transmission line and related facilities. UI will construct, own, and operate transmission and substation facilities comprising approximately 20% of the total project. UI’s current estimate for its share of the project cost is approximately $210 million to $250 million (excluding allowance for funds used during construction). Based on the current projected schedule of construction, the project is expected to be completed in 2009. Upon project completion, UI’s rate base will have increased by approximately $245 million to $275 million, an increase of more than 200% relative to UI’s current net transmission assets.

Appeals to the Connecticut Superior Court have been taken by three groups of entities, each of whom is contesting the CSC’s decision with respect to the location and construction of the line in two areas along the project route. These appeals do not contest the need for the project and do not seek a stay of the CSC decision. UI recently received unanimous approval for the proposed plan application submitted to the Reliability Committee of NEPOOL, and received a determination from ISO-NE that implementation of the project will not have a significant adverse effect on the stability, reliability or operating characteristics of the transmission system, subject to certain conditions. The procurement process for some of the major project components is presently under way. The FERC recently approved UI’s request to include 50% of construction work in progress (CWIP) expenditures in rate base, allowing early recovery on a portion of UI’s investment. The remaining 50% of CWIP will commence earning when it is added to rate base in conjunction with the improvements being placed in service. Other governmental permitting, together with additional approvals from ISO-NE, will be required for the project. The total project cost and timing of completion could change depending on other permit requirements. UI’s costs for the project are expected to be included in and recovered through transmission rates under FERC jurisdiction.

Workforce

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

Xcelecom, Inc.

The principal factors affecting the financial results of Xcelecom and its subsidiaries are (1) construction and technology spending; (2) competition; (3) fixed-priced contract estimation and bidding; (4) work-related hazards and insurance; (5) attracting and retaining management expertise; (6) overall liquidity and ability to obtain surety bonding, and (7) risks of attaining required labor productivity levels to meet or exceed contract estimates. Additional risk factors include general economic conditions, the pace of technological changes, recoverability and potential for impairment of goodwill, and the ability to collect receivables.

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

During 2005, Xcelecom recognized approximately $5.9 million in after-tax project losses due to cost overruns incurred on projects at Allan/Briteway Electrical Contractors, Inc. (Allan/Briteway), a New Jersey based subsidiary of Xcelecom. Management has reviewed these projects and determined that the write-downs resulted mainly from operational problems associated with merging the Allan and Briteway organizations in early 2005. One of the major reasons for the decision to merge the entities was the expected synergies that would be realized in the workforce. There had been rapid growth in Briteway’s work volume in the year prior to that merger, while during the same period, Allan’s growth lagged. As a result of the merger, however, there were unforeseen staffing turnovers which led to overburdened project management. The result was a breakdown in project oversight. Labor cost overruns were the principal source of the project write-downs. Management has taken actions to remediate this operational issue at Allan/Briteway including 1) establishing project budgets in sufficient detail to track work categories by task, system or phase, 2) incorporating a turn-over of the awarded job estimate to the project manager with the appropriate detail, scope and schedule in order to manage the project, and 3) ensuring adequate levels of management staffing and oversight. The project losses may be partially offset by pending change orders and claims, for which all costs have been recognized, but which have not been included in projected earnings.

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

As a result of significant losses incurred by many sureties in recent periods, both in the construction industry as well as in certain large corporate bankruptcies, less bonding capacity is available in the market and terms have become more restrictive. Historically, approximately one third of Xcelecom’s construction-related business has required bonds. While Xcelecom has enjoyed a longstanding relationship with its surety, current market conditions, as well as changes in the surety’s assessment of Xcelecom’s operating and financial risk, could cause the surety to decline to issue bonds for future projects. If that were to occur, Xcelecom could do more business that does not require bonds, post other forms of collateral for project performance such as letters of credit or cash, and seek bonding capacity from other sureties. There can be no assurance that such alternatives could be easily achieved. Accordingly, if Xcelecom were to experience an interruption in the availability of bonding capacity, its operating results could be adversely impacted.

Historically, a significant amount of Xcelecom's growth has come through acquisitions. Since July of 1999 Xcelecom has made a total of 13 acquisitions, with the last significant acquisition completed in April of 2002. Xcelecom currently does not intend to grow materially through acquisitions in the foreseeable future. If companies previously acquired through acquisitions do not perform as expected, Xcelecom may be required to write-off some or all of the value of any goodwill and intangible assets associated with the acquisitions.

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

Cost Drivers

As a service business, Xcelecom’s cost structure is highly variable. Primary costs include labor, materials and insurance. Approximately 49.6% of costs are derived from labor and related expenses. For the years ended December 31, 2005, 2004 and 2003, labor-related expenses totaled $159.4 million, $137.3 million and $122.7 million, respectively.

Approximately 35.9% of Xcelecom’s costs incurred are for materials installed on projects and equipment and other products sold to customers. This component of the expense structure is variable based on the demand for services. Costs are generally incurred for materials once work begins on a project or a customer order is received. Materials are ordered when needed, shipped directly to the jobsite or customer facility, and installed within 30 days. Materials consist of commodity-based items such as conduit, pipe, data cabling, wire and fuses as well as specialty items such as fixtures, switchgear, switches and routers, servers and control panels. For the years ended December 31, 2005, 2004 and 2003, material and equipment expenses totaled $144.7 million, $117.2 million and $149.7 million, respectively.

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

Risk Management and Insurance

The primary risks in Xcelecom’s operations include health, bodily injury, property damage, and injured workers' compensation. Xcelecom is insured for workers' compensation, automobile liability, general liability and employee-related health care claims, subject to large deductibles. A general liability program provides coverage for bodily injury and property damage neither expected nor intended. Losses are accrued based upon estimates of the liability for claims incurred and an estimate of claims incurred but not reported. The accruals are derived from actuarial studies, known facts, historical trends and industry averages. Xcelecom believes such accruals to be adequate. However, insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of liability in proportion to other parties, the number of claims incurred but not reported and the effectiveness of Xcelecom’s safety programs. Therefore, if actual experience differs from the assumptions used in the actuarial valuation, adjustments to the reserve may be required and would be recorded in the period that the experience becomes known.

United Capital Investments, Inc.

UCI has a 25% interest in Cross-Sound Cable Company, LLC (Cross-Sound), which owns and operates a 330-megawatt transmission line (cable) connecting Connecticut and Long Island under the Long Island Sound. On November 8, 2005, UCI, together with the majority owner, entered into an agreement to sell Cross-Sound to Babcock & Brown Infrastructure Ltd (Babcock & Brown). UCI and UIL Holdings expect to receive proceeds of $53.3 million, subject to a working capital adjustment, in exchange for UCI’s equity interest in Cross-Sound and the repayment of loan made by UIL Holdings to Cross-Sound. After transaction costs and taxes, UCI and UIL Holdings expect to recognize a gain of approximately $10 million and net proceeds of approximately $46 million. The sale is subject to regulatory and other approvals and is expected to be completed in the first quarter of 2006.

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

Cross-Sound has satisfied the provisions of the settlement agreement for which it is responsible. Specifically, the remediation work required in the federal navigation channel in New Haven Harbor to bring the Cross-Sound cable into compliance with the permit conditions set forth by the CDEP was completed in January 2005at a cost of $4 million. During the third quarter of 2004, CL&P and LILCO/LIPA reached the necessary agreements, as required by the settlement agreement, for the replacement of the existing 1385 line. Such agreements included a schedule for implementation, which has been approved by the CDEP. Completing the replacement of the existing 1385 line, which is not within Cross-Sound’s control, is now the final step to satisfy the provisions of the settlement agreement. In late September 2004, Cross-Sound funded its $2 million commitment to the research and restoration fund for the Long Island Sound, as required by the settlement agreement. CL&P and LILCO/LIPA have also funded their commitments of $2 million each.

Following execution of the settlement agreement, the existing contract between Cross-Sound and Long Island Power Authority for the entire capacity of the transmission line was amended to increase the overall term of the agreement from 20 years to 28 years by means of adding an initial three-year period at the current reduced rates, and an additional five years to the end of the contract term, at full rates. This amendment was formally approved by the New York State Comptroller in the first quarter of 2005.

UCI’s 25% share of the actual project cost for the Cross-Sound cable was $36.4 million as of December 31, 2005. UCI has provided an equity infusion of $10 million to Cross-Sound and as of December 31, 2005 UIL Holdings had an outstanding loan balance of $23.8 million due from Cross-Sound, including capitalized interest. In addition, two guarantees have been provided by UIL Holdings and UCI with original amounts totaling $3.8 million, in support of Hydro-Quebec’s guarantees to third parties in connection with the construction of the project (see “Notes to Consolidated Financial Statements - Note (J), Commitments and Contingencies - Cross-Sound Cable Company, LLC,” for further discussion of these guarantees). Upon completion of the sale of Cross-Sound, the guarantees discussed above will remain in place, although Babcock & Brown will indemnify Hydro-Quebec from liabilities incurred under the existing guarantees and will post a letter of credit to support such indemnification. In the event Hydro-Quebec was called on to perform on the guarantees, UIL Holdings expects that Hydro-Quebec would first seek recovery through the indemnification from Babcock & Brown, with UIL Holdings and UCI being secondarily liable to Hydro-Quebec.

UCI also has passive, minority equity positions in two investment funds. UCI viewed these investments as an opportunity to earn reasonable returns and promote local economic development. During 2005, UCI funded $0.2 million to the Ironwood Mezzanine Fund (formerly the Ironbridge Mezzanine Fund) and has received distributions from this fund of $0.1 million. During 2005, UCI recorded unrealized losses of $0.5 million related to its investment in Zero Stage VII. In October 2005, UCI received a distribution of $0.4 million from Zero Stage VII. In September 2005, the unrealized losses previously recognized by UCI to write the carrying value of its investment in the Zero Stage VI fund to zero became realized, as the fund issued a final Schedule K-1 (noting each partner’s share of current year taxable income, deductions, credits and other items) indicating a total loss of investment.

United Bridgeport Energy, Inc.

UBE holds a 33 1/3% ownership interest in Bridgeport Energy LLC (BE), the owner of a gas-fired 520 MW merchant wholesale electric generating facility located in Bridgeport, Connecticut. The principal factors which affect the financial condition of UBE are natural gas prices, Connecticut energy prices, maintenance costs and installed capability revenues.

In the first quarter of 2005, UBE notified the majority owner that it would pursue its contractual rights to sell its 33 1/3% interest to the majority owner at fair market value. On January 31, 2006, the majority owner agreed to purchase UBE’s 33 1/3% interest for $71 million, which includes a release of all claims by the parties upon closing of the transaction. The sale is subject to approval by the FERC and is expected to be completed in the first quarter of 2006. As of the date of the agreement, UBE does not have the ability to exercise significant influence over BE and will no longer be affected by the factors which impact BE’s financial condition and results of operations, pending approval of the sale transaction by the FERC.

LIQUIDITY AND CAPITAL RESOURCES

UIL Holdings generates its capital resources primarily through operations. At December 31, 2005, UIL Holdings had $28.9 million of unrestricted cash and temporary cash investments. This represents a decrease of $11.3 million from the corresponding balance at December 31, 2004. The components of this decrease, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

(In Millions)

Balance, December 31, 2004	$40.2

Net cash provided by operating activities of continuing operations	80.6

Net cash provided by (used in) investing activities of continuing operations:
- Cash invested in plant	(54.6)
- Non-utility minority interest investments	(1.7)
- Deferred payments in prior acquisitions	(7.6)
- Loan to Cross-Sound Cable Project	1.0
(62.9)

Net cash (used in) financing activities of continuing operations:
- Financing activities, excluding dividend payments	13.0
- Dividend payments	(41.9)
(28.9)

Net cash used in discontinued operations:	(0.1)

Net Change in Cash	(11.3)

Balance, December 31, 2005	$28.9

(1)	As of December 31, 2005, UIL Holdings had $0.3 million in restricted cash related to future debt payments of Xcelecom.

The unrestricted cash position of UIL Holdings decreased by $11.3 million from December 31, 2004 to December 31, 2005, as cash provided by operations and net proceeds from short-term borrowings was supplemented by existing cash on hand to cover a variety of investing and financing activities. Cash used in investing activities during 2005 consisted primarily of capital expenditures of $54.6 million, mainly by UI for distribution and transmission infrastructure, as well as information technology. In addition, a net $2 million contribution was made to BE, which represented UBE’s share of additional capital required by the plant to cover costs associated with an outage related to the first phase of a scheduled major overhaul. Investing activities also included $7.6 million of deferred non-compete and earn-out provision payments related to prior Xcelecom acquisitions. Financing activities during 2005 included the quarterly dividend payments on UIL Holdings common stock totaling $41.9 million and a $4.3 million principal payment on UIL Holdings’ long-term debt, partially offset by net proceeds received from short-term borrowings. In addition to these investing and financing activities, UI made contributions totaling $14.9 million to its qualified pension plan, which is included in the amount of “Net cash provided by operating activities of continuing operations” presented above.

UIL Holdings also accesses capital through both long-term and short-term financing arrangements. Total long-term debt outstanding as of December 31, 2005 was $491.2 million, as compared to $495.5 million at year-end 2004. During 2004, Moody’s Investors Service (Moody’s) lowered UIL Holdings’ Issuer Rating from Baa1 to Baa3 through two different downgrades of one level each in the first and third quarters, respectively. Concurrent with the UIL Holdings’ downgrades, Moody’s also downgraded UI’s Issuer Rating and senior unsecured debt rating from A3 to Baa2. At the time of the second downgrade in the third quarter of 2004, Moody’s stated that the outlook for the ratings of both UIL Holdings and UI is stable. There have been no changes to the ratings of UIL Holdings or UI since that time. UIL Holdings believes the financial impact of the ratings changes is minimal, as neither UIL Holdings nor UI expects to issue or refinance any long-term debt prior to December 2007 at which time $74 million principal amount of senior notes outstanding will mature. UIL Holdings and Xcelecom also have short-term credit facilities totaling $100 million and $30 million, respectively. The following table presents a summary of the amounts available under these credit facilities as of December 31, 2005:

	UIL Holdings	Xcelecom
	(in millions)

Credit lines available	$100	$30
Less: Credit line advances outstanding	20	5
Less: Credit facility supporting standby letters of credit	-	6
Less: Credit facility supporting capital equipment funding	-	1
Available Credit	$80	$18

All capital requirements that exceed available cash will have to be provided by external financing. Although there is no commitment to provide such financing from any source of funds, other than the short-term credit facilities discussed above, future external financing needs are expected to be satisfied by the issuance of additional short-term and long-term debt. The continued availability of these methods of financing will be dependent on many factors, including conditions in the securities markets, economic conditions, and UIL Holdings’ future income and cash flow. See Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (B), Capitalization and Note (D), Short-Term Credit Arrangements” of this Form 10-K for a discussion of UIL Holdings’ financing arrangements.

Financial Covenants

UIL Holdings and its subsidiaries are required to comply with certain covenants in connection with their respective loan agreements. The covenants are normal and customary in bank and loan agreements. The covenants below describe only the financial covenants in the agreements.

UIL Holdings

Under the Note Purchase Agreement in connection with the 7.23% Senior Notes, Series A, due February 15, 2011, in the principal amount of $30 million, and 7.38% Senior Notes, Series B, due February 15, 2011, in the principal amount of $45 million, issued by UIL Holdings, UIL Holdings is required to (i) maintain a ratio of consolidated debt to consolidated capital of not greater than 65% (debt ratio); (ii) maintain a ratio of consolidated earnings available for interest charges to consolidated interest charges for any period of four consecutive fiscal quarters of at least 2.00 to 1.00 (interest coverage ratio); and (iii) maintain consolidated net worth of at least $345 million plus 25% of consolidated net income on a cumulative basis for each fiscal quarter for which consolidated net income is positive. At December 31, 2005, UIL Holdings’ debt ratio was 50%; its interest coverage ratio was 3.13 to 1.00; and it had consolidated net worth in excess of the requirement in the amount of $138 million. Under the terms of this Note Purchase Agreement, an event of default occurs if UIL Holdings, UI, Xcelecom, or the direct parent of the non-utility subsidiaries defaults on indebtedness in the aggregate principal amount of at least $10 million due to (i) a default in payment or payments due on the indebtedness, or (ii) default in the performance of or compliance with any term or condition of the indebtedness, which could result in the requirement that such indebtedness be repaid, or (iii) the occurrence of any event or condition that could require the purchase or repayment of the indebtedness prior to maturity.

The revolving credit agreement described in Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (D), Short-Term Credit Arrangements,” of this Form 10-K, requires that UIL Holdings (i) maintain a ratio of consolidated debt to consolidated capital, as of the last day of each March, June, September and December, of not greater than 0.65 to 1.00; (ii) shall not cause the debt of UIL Holdings (excluding debt of its subsidiaries) to exceed $200 million in the aggregate principal amount outstanding at any time; and (iii) shall not permit the ratio of consolidated earnings available for interest charges to consolidated interest charges, determined on the last day of each March, June, September and December and for the preceding four fiscal quarters, to be less than 2.00 to 1.00 (interest coverage ratio). At December 31, 2005, UIL Holdings’ consolidated debt to consolidated capital ratio was 0.50 to 1.00; its aggregate principal debt outstanding (excluding debt of its subsidiaries) was $91 million; and its interest coverage ratio was 3.13 to 1.00. Under the terms of this revolving credit agreement, an event of default occurs if UIL Holdings or UI defaults on indebtedness in the aggregate principal amount of at least $10 million due to (i) a default in payment or payments due on the indebtedness, or (ii) default in the performance of or compliance with any term or condition of the indebtedness, which could result in the requirement that such indebtedness be repaid, or (iii) the occurrence of any event or condition that could require the purchase or repayment of the indebtedness prior to maturity.

There are no dividend restrictions or repayment triggers based on changes in UIL Holdings’ Issuer Rating in connection with the agreements described above.

UI

Under the Note Purchase Agreement in connection with the 4.42% Senior Notes, Series A, due December 12, 2007, in the principal amount of $74 million, and 4.89% Senior Notes, Series B, due December 12, 2009, in the principal amount of $51 million, and the Note Purchase Agreement in connection with the 3.95% Senior Notes, due December 9, 2008, in the principal amount of $100 million, UI is required to (i) maintain a ratio of consolidated debt to consolidated capital of not greater than 65% (debt ratio); and (ii) maintain a ratio of consolidated earnings available for interest charges to consolidated interest charges for any period of four consecutive fiscal quarters of at least 2.00 to 1.00 (interest coverage ratio). As of December 31, 2005, UI’s debt ratio was 52%; and its interest coverage ratio was 5.28 to 1.00. Under the terms of these Note Purchase Agreements, an event of default occurs if UI defaults on indebtedness in the aggregate principal amount of at least $10 million due to (i) a default in payment or payments due on the indebtedness, or (ii) default in the performance of or compliance with any term or condition of the indebtedness, which could result in the requirement that such indebtedness be repaid, or (iii) the occurrence of any event or condition that could require the purchase or repayment of the indebtedness prior to maturity.

There are no repayment triggers based on changes in UI’s Issuer Rating in connection with the above agreements.

Xcelecom

Xcelecom’s revolving credit agreement, described in Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (D), Short-Term Credit Arrangements,” of this Form 10-K, requires that Xcelecom maintain the following financial coverage ratios: (1) the ratio of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated fixed charges (fixed charge coverage ratio) of at least 1.25 to 1.00; (2) the ratio of consolidated liabilities to consolidated net worth (liabilities to net worth ratio) of 1.00 to 1.00 or less; and (3) the ratio of consolidated debt, including inter-company debt, to consolidated EBITDA (leverage ratio) of 2.75 to 1.00 or less. At December 31, 2005, Xcelecom’s fixed charge coverage ratio was 3.57 to 1.00; liabilities to net worth ratio was 0.47 to 1.00; and the leverage ratio was 2.05 to 1.00. All borrowings outstanding under this agreement are secured solely by assets of Xcelecom and its subsidiaries.

Changes in UIL Holdings’ Issuer Rating have no impact on Xcelecom’s credit agreement discussed above.

2006 Capital Resource Projections

The amount of UIL Holdings’ quarterly per share cash dividend in 2006 is expected to be equal to the cash dividend of $0.72 per share paid in each quarter of 2005. UIL Corporate (which refers to the holding company level of UIL Holdings) will continue to be entirely dependent on dividends from its subsidiaries and from external borrowings to provide the cash necessary for debt service, to pay administrative costs, to meet other contractual obligations that cannot be met by the non-utility subsidiaries, and to pay common stock dividends to UIL Holdings’ shareholders. As UIL Corporate’s sources of cash are limited to dividends from its subsidiaries and external borrowings, the ability to maintain future cash dividends at the level currently paid to shareholders will be dependent upon 1) growth in the earnings of UI, 2) the ability of Xcelecom to begin providing dividends to UIL Corporate, 3) proceeds received from the sale of certain minority ownership interests, or 4) a reduction in the number of shares outstanding.

In order to achieve long-term growth in earnings, UI will need to increase its rate base through capital investments. Without substantial additions to the rate base, UI’s earnings will gradually decline over time due to the amortization of the CTA rate base. UIL Holdings’ current strategy for Xcelecom calls for it to be largely cash self-sufficient in 2006. However, the ability of Xcelecom to improve earnings, cash flow, and its ability to dividend cash to UIL Corporate cannot be assured. See the “Major Influences on Financial Condition” section of this Item 7 for more information.

UIL Holdings and its subsidiaries will continue their efforts to improve the earnings and cash flow position of UIL Holdings, to strengthen its financial position, and reduce its dividend to earnings payout ratio.

The following table represents UIL Holdings’ projected sources and uses of capital for 2006:

(In Millions)

Cash balance (unrestricted), December 31, 2005	$28.9

Cash to be provided by (used in) operating activities of continuing operations:
Utility	77.9
Non-Utility	(7.2)
Net cash projected to be provided by operating activities of continuing operations	70.7

Cash to be provided by (used in) investing activities of continuing operations:
Utility uses in investing activities	(102.1)
Non-Utility uses in investing activities	(8.0)
Non-Utility proceeds from sale of minority interest investments	99.1
Non-Utility proceeds from repayment of loan to Cross-Sound	24.0
Net cash projected to be provided by investing activities of continuing operations	13.0

Cash to be (used in) financing activities of continuing operations:
Payment of common stock dividend	(42.1)
Payment for long-term debt maturities	(4.3)
Other financing activities	(3.3)

Net cash projected to be used in financing activities of continuing operations	(49.7)

Projected cash balance (unrestricted), December 31, 2006	$62.9

UI

UI’s cash flow from operating activities is its primary source of capital and liquidity. UI is expected to continue to generate strong cash flow from operating activities in 2006, currently projected to be in excess of $77 million. UI is expected to continue to provide dividends to UIL Holdings in 2006, currently projected to be $45 - $55 million to maintain its capital structure at the allowed level of 48% equity. Funds from operations, along with short-term borrowings, will also be used to finance approximately $102 million of capital expenditures. In addition, UI is currently planning to contribute a total of $5 million to its post-retirement benefit plans, other than pension, during 2006.

The following table summarizes UI’s estimated capital expenditures for 2006:

2006
(in Millions)
Projected UI Capital Expenditures
Distribution
Recloser Program (1)	$2.7
Transformers	4.1
New loads/service	15.3
Cables	4.6
Poles	2.1
Substations	4.5
Fleet	1.8
Other	21.3
Distribution Subtotal	56.4

Transmission
Middletown/Norwalk Project (2)	14.3
Other	7.3
Transmission Subtotal	21.6

Information Technology	15.4
Central Facility (3)	8.0
Other	0.7
Total Projected UI Capital Expenditures	$102.1

(1)	The Recloser Program is an initiative to improve reliability of the electrical distribution system.
(2)
This amount represents UI’s current estimate based upon the current projected schedule of construction. UI’s current total estimated cost for this project is approximately $210 million to $250 million, with the completion of the project anticipated to be in 2009. Funding for this project is expected to come from internally generated funds in the early stages, with the potential use of debt, either short-term or long-term, for the later stages of the project. Refer to the “Major Influences on Financial Condition - The United Illuminating Company - Operations - Capital Projects” section of this item for further details.

(3)	The Central Facility project is a plan to consolidate UI’s corporate and operational offices to one facility located in the central part of UI’s service territory.

Xcelecom

The primary source of capital and liquidity for Xcelecom has been, and is expected to continue to be, cash generated by operating activities. Xcelecom maintains a revolving credit facility that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient. Changes in short-term interest rates may have an effect on borrowing costs, positively or negatively, related to this facility. Xcelecom may also increase liquidity through additional infusions of equity or inter-company debt from UIL Holdings. Xcelecom is not expected to generate sufficient funds from operating activities to provide dividends to UIL Holdings in 2006.

Short-term liquidity is also impacted by the type and length of construction contracts in place. During economic downturns, such as the 2001 through 2003 period, construction contracts trend away from short-cycle contracts toward larger long-term infrastructure and public sector contracts. Performance of long duration contracts typically requires working capital until initial billing milestones are achieved. While Xcelecom strives to maintain a net over-billed position with its customers, there can be no assurance that a net over-billed position can be maintained. Xcelecom’s net over-billings, defined as the balance sheet accounts billings in excess of costs and estimated earnings on uncompleted contracts less cost and estimated earnings in excess of billings on uncompleted contracts, were $8.5 million and $7.6 million as of December 31, 2005 and December 31, 2004, respectively.

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

Long-term liquidity requirements can be expected to be met through cash generated from operating activities, the revolving credit facility, and if necessary long-term capitalization efforts of UIL Holdings. Over the long term, Xcelecom’s primary revenue risk factor continues to be the level of demand for non-residential construction services, which is in turn influenced by macroeconomic trends including interest rates and governmental economic policy. In order to provide protection against negative demand cycles in private sector construction services, Xcelecom has increased its participation, and its backlog of contracts, in the public sector.

Many customers require subcontractors to post performance and payment bonds issued by a surety. These bonds provide a guarantee to the customer that Xcelecom will perform under the terms of a contract and that it will pay subcontractors and vendors. If Xcelecom fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. Xcelecom must reimburse the surety for any expenses or outlays it incurs. Xcelecom has maintained a relationship with the same surety since inception in 1999. To date, Xcelecom has not had any situation in which any of its sureties have been required to incur expenses on Xcelecom’s behalf. As of December 31, 2005, sureties had issued bonds for the account of Xcelecom in the aggregate amount of approximately $182.7 million. The expected cost to complete projects covered by surety bonds was approximately $41.7 million as of December 31, 2005. UIL Holdings indemnifies the respective surety bond companies against any exposure under the bonds.

The underwriter of Xcelecom’s casualty insurance programs requires Xcelecom to post a letter of credit as collateral. This is common in the insurance industry. To date, there have been no amounts drawn under this letter of credit. At December 31, 2005, the letter of credit in place to collateralize insurance programs amounted to $6.2 million and is expected to be reduced to $3.8 million in the first quarter of 2006.

Minority Interest Investments and UIL Corporate

UIL Holdings expects to receive substantial net proceeds in 2006 upon the completion of the sales of its minority ownership interests in Cross-Sound and BE. The proceeds are expected to be utilized to pay common stock dividends, for short-term financial investments and to pay administrative costs.

Upon the completion of the sale of UCI’s minority ownership interest in Cross-Sound, UCI and UIL Holdings expect to receive proceeds of $53.3 million, subject to a working capital adjustment. This amount represents consideration for both UCI’s equity interest in Cross-Sound and the repayment of a loan made by UIL Holdings to Cross-Sound, the balance of which was $23.8 million at December 31, 2005. After transaction costs and taxes, UCI and UIL Holdings expect to net proceeds of approximately $46 million. The sale is subject to regulatory and other approvals and is expected to be completed in the first quarter of 2006.

The sale of UBE’s minority ownership interest in BE to the majority owner for $71 million is also expected to be completed in the first quarter of 2006. After transaction costs and taxes, UBE expects to net proceeds of approximately $66 million. The sale is subject to approval by the FERC.

Other than the proceeds from the sale of the minority interests in BE and Cross-Sound (which includes repayment of the $23.8 million loan made from UIL Holdings to Cross-Sound), UIL Corporate will be dependent upon dividends from its subsidiaries and from external borrowings to provide the cash necessary for debt service, to pay administrative costs, to meet contractual obligations of Xcelecom that cannot be met by Xcelecom, and to pay common stock dividends to UIL Holdings’ shareholders.

Contractual and Contingent Obligations

The following are contractual and contingent obligations of UIL Holdings and its subsidiaries as of December 31, 2005.

	(In Millions)
	2006	2007	2008	2009	2010	Thereafter	Total
Debt Maturities:
UIL Holdings	$4.3	$4.3	$4.3	$4.3	$4.3	$49.2	$70.7
UI	-	74.0	100.0	51.0	-	195.5	420.5
Total	$4.3	$78.3	$104.3	$55.3	$4.3	$244.7	$491.2

Contractual Obligations:
UIL Holdings
Interest on Long-Term Debt (1)	$4.9	4.6	4.3	4.0	3.7	0.5	$22.0
Purchase Orders (2)	0.3	-	-	-	-	-	0.3
UI
Lease Payments	11.5	12.1	12.3	12.4	12.6	34.7	95.6
Interest on Long-Term Debt (1)	17.1	17.0	13.7	9.8	7.4	140.7	205.7
Purchase Orders (2)	4.0	-	-	-	-	-	4.0
Pension Contribution (3)	5.0	-	-	-	-	-	5.0
UCI
Ironwood	0.3	-	-	-	-	-	0.3
Xcelecom
Earn-Out Payments (4)	5.5	0.3	-	-	-	-	5.8
Promissory Note Payments (5)	0.4	2.4					2.8
Non-Compete Payments (6)	0.1	-	-	-	-	-	0.1
Notes Payable	6.9	0.5	0.5	0.5	-	-	8.4
Lease Payments	1.9	1.3	1.3	1.4	0.8	0.8	7.5
Purchase Orders (2)	29.5	-	-	-	-	-	29.5
Total	$87.4	$38.2	$32.1	$28.1	$24.5	$176.7	$387.0

As of December 31, 2005
(In Millions)
Guarantees:
UI-Hydro-Quebec (7)	$2.9
UCI-Hydro-Quebec (8)	$3.6

Letters of Credit:
Xcelecom (9)	$6.2
Cross-Sound (10)	$0.3

(1)   Amounts represent interest payments on long-term debt outstanding at December 31, 2005. Interest payments will change if additional long-term debt is issued, or if current long-term debt is refinanced at different rates, in the future.
(2)   Amounts represent contractual obligations for material and services on order but not yet delivered at December 31, 2005.
(3)   UI is not expected to make a contribution to the pension plan in 2006, but expects to make total estimated contributions to its post-retirement benefits plans in 2006 of $5 million. The actual contributions may differ depending on the allowed maximum contribution for tax purposes and fluctuations in the discount rate and return on plan assets. Contribution projections beyond 2006 are not provided due to the volatility of the factors mentioned.
(4)
Xcelecom’s earn-out payments are payable to the former owners of certain acquired companies and are contingent on various future financial results of each company. The actual payments may vary from these estimated amounts.

(5)	Xcelecom’s promissory note payments are amounts payable to the former owners of certain acquired companies.
(6)	Xcelecom’s non-compete payments are amounts payable to the former owners of certain acquired companies.
(7)
UI furnished a guarantee for its participating share of the debt financing for one phase of the Hydro-Quebec transmission tie facility linking New England and Quebec, Canada. See Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (J), Commitments and Contingencies - Hydro-Quebec,” of this Form 10-K for further information.

(8)
This amount represents UCI’s and UIL Holdings’ collective guarantee to Hydro-Quebec in support of Hydro-Quebec’s guarantees to third parties in connection with the construction of the project. See Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (J), Commitments and Contingencies - Cross-Sound Cable Company, LLC,” of this Form 10-K for further information.

(9)
This amount represents Xcelecom’s letter of credit in support of certain insurance programs. See Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (D), Short-Term Credit Arrangements,” of this Form 10-K, which information is hereby incorporated by reference.

(10)	This amount represents UCI’s participating share of Cross-Sound’s letter of credit to regulatory agencies.

In general, UI purchases all of the electric power it sells to customers from two fixed price (per KWH) sources, PSEG and Dominion. UI expects that these suppliers will meet the requirements of its customers. The power to be purchased from 2006 to 2008 under the existing agreements with PSEG and Dominion is estimated to cost approximately $400 million. UI will be obligated to pay only for power actually delivered by its suppliers. UI recovers prudently incurred purchase power costs pursuant to rate provisions approved by the DPUC. UI does not foresee any material risks to the recovery of its costs from the terms of the contract and rate structure. Refer to Part I, Item 1, “Business - Power Supply Arrangements,” and Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (J), Commitments and Contingencies - Claim of Dominion Energy Marketing, Inc.,” of this Form 10-K for further information.

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

Accounting for Regulated Public Utilities - SFAS No. 71

Generally accepted accounting principles (GAAP) for regulated entities in the United States of America allow UI to give accounting recognition to the actions of regulatory authorities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.” In accordance with SFAS No. 71, UI has deferred recognition of costs (a regulatory asset) or has recognized obligations (a regulatory liability) if it is probable that such costs will be recovered or obligations relieved in the future through the ratemaking process. In addition to the Regulatory Assets and Liabilities separately identified on the Consolidated Balance Sheet, there are other regulatory assets and liabilities such as certain deferred tax assets and liabilities. UI also has obligations under long-term power contracts, the recovery of which is subject to regulation. If UI, or a portion of its assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs would be required in the year in which the criteria are no longer met (if such deferred costs are not recoverable in the portion of the business that continues to meet the criteria for application of SFAS No. 71).

Accounting for Pensions and Other Post-retirement Benefits

UIL Holdings accounts for its pension and post-retirement benefit plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Post-retirement Benefits other than Pensions.” In applying these accounting practices, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets. Delayed recognition of differences between actual results and those assumed allows for a smoother recognition of changes in benefit obligations and plan performance over the working lives of the employees who benefit under the plans. The primary assumptions are as follows:

•	Discount rate - this rate is used to determine the current value of future benefits. This rate is adjusted based on movement of long-term interest rates.

•
Expected return on plan assets - the expected return is based upon a combination of historical performance and anticipated future returns for a portfolio reflecting the mix of equity, debt and other investments included in plan assets.

•	Average wage increase - projected annual pay increases, which are used to determine the wage base used to project employees’ pension benefits at retirement.

•	Health care cost trend rate - projections of expected increases in health care costs.

These assumptions are the responsibility of management, in consultation with its outside actuarial and investment advisors. A variance in the discount rate, expected return on assets or average wage increase could have a significant impact on pension costs, assets and obligations recorded under SFAS No. 87. In addition to a change in the discount rate and the expected return on assets, a variance in the health care cost trend assumption could have a significant impact on post-retirement medical expense recorded under SFAS 106.

As of December 31, 2005, UIL Holdings changed its discount rate assumption that will be used to calculate the 2006 pension expense from 5.75% to 5.50% to reflect the reduction in the rate of return for long-term fixed-income securities, which serves as the basis for this assumption. UIL Holdings plans to use 8.25% as the expected return on plan assets for 2006, based on projections of future expected performance developed in conjunction with UIL Holdings’ actuaries and investment advisors.

There is a significant possibility that the assumptions listed above will be revised over time as economic and market conditions change. Changes in those assumptions could have a material impact on pension and post-retirement expenses. For example, if there had been a 0.25% change in the discount rate assumed at 5.75%, the 2005 pension expense would have increased or decreased inversely by $0.9 million; if there had been a 1% change in the expected return on assets, the 2005 pension expense would have increased or decreased inversely by $2.8 million.

The projected, long-term average wage decreased from 4.5% in 2005 to 4.4% in 2006. The 2006 health care cost trend rate assumption for pre-65 retirees is 11% grading to 5.5% in 2012. For 2006, the health care cost trend rate assumption for post-65 retirees is 6% grading to 5.0% in 2008.

UIL Holdings’ 2005 pension and post-retirement benefits expenses were $9.4 million and $6.1 million, respectively.

The assumptions are used to predict the net periodic expense on a look-forward basis. To the extent actual investment earnings, actual wage increases and other items differ from the assumptions, a gain or loss is created, and subsequently amortized into expense.

Goodwill and Other Intangible Assets

Effective January 1, 2002, UIL Holdings adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement modified the accounting and reporting of goodwill and intangible assets. Under this standard, UIL Holdings no longer amortizes its existing goodwill. In addition, UIL Holdings is required to measure goodwill for impairment annually or more frequently if circumstances indicate possible impairment.

SFAS No. 142 requires goodwill to be allocated to reporting units and measured for impairment under a two-step test annually or more frequently if circumstances indicate possible impairment. Goodwill attributable to UIL Holdings’ reporting units is tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined by applying discounted cash flows to revenue and profit forecasts and comparing those estimated fair values with carrying values, which includes the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of impairment by determining an “implied fair value” of goodwill. Implied fair value is determined by allocating the assets and liabilities with anything left unallocated being goodwill. Due to the completion of the sale of APS in June 2004, Xcelecom is the only reporting unit of UIL Holdings to which goodwill is allocated. As of December 31, 2005, such testing indicated that there was no impairment related to the Xcelecom reporting unit.

Significant estimates were used to calculate the fair value of Xcelecom for the purpose of measuring goodwill for impairment. Such estimates include estimates of future cash flows, future short-term and long-term growth rates and weighted average cost of capital. A 1% change in the discount rate impacts the implied fair value of goodwill at December 31, 2005 for Xcelecom by approximately $5 million. This level of change in valuation would not trigger an impairment charge. UIL Holdings subjected the testing analysis to a broad range of possible outcomes and scenarios, and in each case the determinations noted above were confirmed.

Under SFAS No. 142, entities are also required to determine the useful life of other intangible assets and amortize the value over the useful life. Such intangible assets are required to be tested for impairment in a manner similar to goodwill. In accordance with SFAS No. 142, UIL Holdings has determined the useful life of other intangible assets and is amortizing the value over the useful life. In 2005, other intangible assets were tested and no impairment was found.

Unbilled Revenue

At the end of each accounting period, UI accrues an estimated amount for services rendered but not billed. Through the end of 2003, the calculation was based upon UI’s system requirements or kilowatt-hour usage less distribution losses and UI use for a given period, reduced by kilowatt-hours already billed to customers (requirements method). Beginning in the first quarter of 2004, UI began utilizing a new customer accounting software package integrated with the network meter reading system to estimate unbilled revenue (installation method). The installation method allows for the calculation of unbilled revenue on a customer-by-customer basis, utilizing actual daily meter readings at the end of each month to calculate consumption and pricing for each customer. A significant portion of utility retail kilowatt-hour consumption is now read through the network meter reading system. For those customers still requiring manual meter readings, consumption is estimated based upon historical usage and actual pricing for each customer.

The installation method provides a more precise method of calculating estimated unbilled revenue at the customer level in that the system can consider changes to rates, prices, devices, registers, meter reading results and other installation specific data. It also mitigates the potential variability inherent in the requirements method from estimating distribution losses. The installation method remains sensitive to numerous factors, any of which can have a significant impact on the estimate of unbilled revenue, such as estimated consumption for those customers not a part of the network meter reading system, changes in or problems with metering, seasonality, price changes and billing adjustments. Conversion to the new system resulted in a change in estimate that yielded a non-recurring increase to unbilled revenue of approximately $2.6 million during the first quarter of 2004.

Percent-of-Completion Accounting

Xcelecom believes its most critical accounting policy is revenue recognition from long-term contracts for which Xcelecom uses the percentage-of-completion method of accounting. Percentage-of-completion accounting is one of the prescribed methods of accounting for long-term contracts in accordance with accounting principles generally accepted in the United States of America and, accordingly, the primary method used for revenue recognition within Xcelecom’s industry. Percentage-of-completion is measured principally by comparing the percentage of costs incurred to date for each contract to the estimated total costs for each contract at completion. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses become known. Application of percentage-of-completion accounting results in the recognition of costs and estimated earnings in excess of billings on uncompleted contracts within the balance sheet. Costs and estimated earnings in excess of billings on uncompleted contracts reflected on the balance sheet arise when revenues have been recognized but the amounts cannot be billed under the terms of the contracts. Such amounts are recoverable from customers based on various measures of performance, including achievement of certain milestones, completion of specified units, or completion of the contract. Due to uncertainties inherent within estimates employed to apply percentage-of-completion accounting, it is possible that estimates will be revised as project work progresses. Application of percentage-of-completion accounting requires that the impact of those revised estimates be reported in the financial statements prospectively.

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

Impairment of Long-Lived Assets and Investments

Based on the significant amount of assets recorded by UIL Holdings for both the utility and non-utility businesses, monitoring of these assets for impairment losses is critical. SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires the recognition of impairment losses on long-lived assets when the book value of an asset exceeds the sum of the expected future undiscounted cash flows that result from the use of the asset and its eventual disposition. This standard also requires that rate-regulated companies recognize an impairment loss when a regulator excludes all or part of a cost from rates, even if the regulator allows the company to earn a return on the remaining costs allowed. Under this standard, the probability of recovery and the recognition of regulatory assets under the criteria of SFAS No. 71 must be assessed on an ongoing basis. As described in “Accounting for Regulated Public Utilities - SFAS No. 71” earlier in this section, determination that certain regulatory assets no longer qualify for accounting as such could have a material impact on the financial condition of both UI and UIL Holdings. At December 31, 2005, UIL Holdings did not have any assets that were impaired under this standard.

Accounting for Contingencies

SFAS No. 5, “Accounting for Contingencies,” applies to an existing condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one of more future events occur or fail to occur. In accordance with SFAS No. 5, UIL Holdings accrues estimated losses related to each contingency as to which a loss is probable and can be reasonably estimated and no liability is accrued for any contingency as to which a loss is not probable or cannot be reasonably estimated. With respect to amounts accrued for contingencies related to UI, if it is probable that such estimated costs would be recovered through the ratemaking process, recognition of such costs are deferred in accordance with the provisions of SFAS No. 71 (see “Accounting for Regulated Public Entities - SFAS No. 71.” of this item). Refer to Part II, Item 8, “Financial Statements and Supplementary Date - Notes to Consolidated Financial Statements - Note (J), Commitments and Contingencies” of this Form 10-K for a detailed discussion of UIL Holdings current known material contingencies.

OFF-BALANCE SHEET ARRANGEMENTS

UIL Holdings and its subsidiaries occasionally enter into guarantee contracts in the ordinary course of business. At the time a guarantee is provided, an analysis is performed to assess the expected financial impact, if any, based on the likelihood of certain events occurring that would require UIL Holdings to perform under such guarantee. Subsequent analysis is performed on a periodic basis to assess the impact of any changes in events or circumstances. If such an analysis results in an amount that is inconsequential, no liability is recorded on the balance sheet related to the guarantee. As of December 31, 2005, UIL Holdings had certain guarantee contracts outstanding for which no liability has been recorded in the Consolidated Financial Statements (see Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (J), Commitments and Contingencies,” of this Form 10-K for further discussion of such guarantees).

NEW ACCOUNTING STANDARDS

UIL Holdings reviews new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have. As of the filing of this Annual Report on Form 10-K, there were no new accounting standards issued that were projected to have a material impact on UIL Holdings’ consolidated financial position, results of operations or liquidity. Refer to Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (A), Statement of Accounting Policies - New Accounting Standards,” for further discussion regarding new accounting standards.

RESULTS OF OPERATIONS

Use of Non-GAAP Measures

Within the “Results of Operations” section of this Form 10-K, tabular presentations showing a comparison of UIL Holdings’ net income and earnings per share (EPS) for 2005 and 2004, as well as 2004 and 2003, are provided. UIL Holdings believes this information is useful in understanding the fluctuations in earnings per share between the current and prior year periods. The amounts presented show the earnings per share from continuing operations for each of UIL Holdings’ lines of business, calculated by dividing the income from continuing operations of each line of business by the average number of shares of UIL Holdings common stock outstanding for the periods presented. The earnings per share tables presented in “The United Illuminating Company Results of Operations” and “Non-Utility Results of Operations” for all periods presented are calculated on the same basis and reconcile to the amounts presented in the table under the heading “UIL Holdings Corporation Results of Operations.” The total earnings per share from continuing operations and discontinued operations in the table presented under the heading “UIL Holdings Corporation Results of Operations” are presented on a GAAP basis.

In discussing the results of operations, UIL Holdings also believes that a breakdown, presented on a per share basis, of how particular significant items contributed to the change in income from continuing operations by line of business (Item Variance EPS Presentation) is useful in understanding the overall change in the consolidated results of operations for UIL Holdings from one reporting period to another. UIL Holdings presents such per share amounts by taking the dollar amount of the applicable change for the revenue or expense item, booked in accordance with GAAP, and applying UIL Holdings’ combined effective statutory federal and state tax rate (see Part II. Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (E), Income Taxes” of this Form 10-K for details of UIL Holdings combined effective statutory tax rate) to obtain the after-tax impact of the item. The after-tax amount is then divided by the average number of shares of UIL Holdings common stock outstanding for the period presented. Any amounts provided as Item Variance EPS Presentation are provided for informational purposes only and are not intended to be used to calculate “Pro-forma” amounts.

2005 vs. 2004

UIL Holdings Corporation Results of Operations: 2005 vs. 2004

UIL Holdings’ earnings from continuing operations for 2005 decreased by $5.5 million, or $0.41 per share, compared to 2004. Net income from discontinued operations, decreased by $49.9 million, or $3.47 per share, compared to 2004 and net income from extraordinary items decreased $0.2 million, or $0.01 per share, compared to 2004. Total earnings in 2005, including extraordinary items and discontinued operations, decreased by $55.6 million, or $3.89 per share, as compared to 2004.

The table below represents a comparison of UIL Holdings’ net income and earnings per share (EPS) for 2005 and 2004.

Year Ended December 31, 2005	Year Ended December 31, 2004	2005 more (less) than 2004
Net Income (In Millions except Percent and Per Share Amounts)			Amount	Percent
UI	$44.8	$46.5	$(1.7)	(4)%
Non-Utility	(13.4)	(9.6)	(3.8)	(40)%
Total Income from Continuing Operations	31.4	36.9	(5.5)	(15)%
Discontinued Operations	(0.1)	49.8	(49.9)	(100)%
Extraordinary Gain	-	0.2	(0.2)	(100)%
Total Net Income	$31.3	$86.9	$(55.6)	(64)%

EPS
UI	$3.08	$3.23	$(0.15)	(5)%
Non-Utility	(0.92)	(0.66)	(0.26)	(39)%
Total EPS from Continuing Operations - Basic	2.16	2.57	(0.41)	(16)%
Discontinued Operations	(0.01)	3.46	(3.47)	(100)%
Extraordinary Gain	-	0.01	(0.01)	(100)%
Total EPS - Basic	$2.15	$6.04	$(3.89)	(64)%
Total EPS - Diluted (Note A)	$2.13	$6.01	$(3.88)	(65)%

Note A: Reflecting the effect of dilutive stock options, performance shares and restricted stock. Dilutive securities dilute the 2005 earnings from continuing operations by $0.02 per share but do not dilute earnings from discontinued operations.

The following table presents a line-by-line breakdown of revenue and expenses from UIL Holdings’ Consolidated Statement of Income by subsidiary, including comparisons between 2005 and 2004. Significant variances are explained in the discussion and analysis of individual subsidiary results that follow.

	Year Ended December 31,		2005 more (less)
(In Millions)	2005	2004	than 2004
Operating Revenues
UI from operations	$812.4	$764.1	$48.3
Xcelecom	400.7	337.2	63.5
Total Operating Revenues	$1,213.1	$1,101.3	$111.8

Fuel and energy expenses - UI	$413.9	$377.9	$36.0

Operation and maintenance expenses
UI	$206.4	$190.4	$16.0
Xcelecom	397.7	330.1	67.6
Minority Interest Investment & Other (1)	6.3	5.5	0.8
Total operation and maintenance expenses	$610.4	$526.0	$84.4

Depreciation and amortization expenses
UI	$29.5	$28.7	$0.8
Xcelecom	3.6	3.5	0.1
Subtotal depreciation	33.1	32.2	0.9
Amortization of regulatory assets - UI	34.9	34.6	0.3
Amortization - Xcelecom	1.0	1.3	(0.3)
Total depreciation and amortization expenses	$69.0	$68.1	$0.9

Taxes - other than income taxes
UI - State gross earnings tax	$26.8	$25.3	$1.5
UI - other	14.5	14.2	0.3
Xcelecom	2.1	1.8	0.3
Total taxes - other than income taxes	$43.4	$41.3	$2.1

	Year Ended December 31,		2005 more (less)
(In Millions)	2005	2004	than 2004
Other Income (Deductions)
UI	$9.3	$6.6	$2.7
Xcelecom	2.6	0.9	1.7
Minority Interest Investment & Other (1)	1.2	0.4	0.8
Total Other Income (Deductions)	$13.1	$7.9	$5.2

Interest Charges
UI	$16.7	$14.2	$2.5
UI - Amortization: debt expense, redemption premiums	1.5	1.4	0.1
Xcelecom	1.7	0.6	1.1
Minority Interest Investment & Other (1)	6.3	6.6	(0.3)
Total Interest Charges	$26.2	$22.8	$3.4

Income Taxes
UI	$33.0	$37.8	$(4.8)
Xcelecom	(0.7)	0.3	(1.0)
Minority Interest Investment & Other (1)	(7.5)	(7.4)	(0.1)
Total Income Taxes	$24.8	$30.7	$(5.9)

Income (Losses) from Equity Investments
UI	$0.3	$0.3	$0.0
Minority Interest Investment & Other (2)	(7.4)	(5.8)	(1.6)
Total Income (Losses) from Equity Investments	$(7.1)	$(5.5)	$(1.6)

Net Income
UI	$44.8	$46.5	$(1.7)
Xcelecom	(2.1)	0.5	(2.6)
Minority Interest Investment & Other (1) (2)	(11.3)	(10.1)	(1.2)
Subtotal Income from Continuing Operations	31.4	36.9	(5.5)
Discontinued Operations	(0.1)	49.8	(49.9)
Extraordinary Gain - Xcelecom	0.0	0.2	(0.2)
Total Net Income	$31.3	$86.9	$(55.6)

(1)
The category "Minority Interest Investment and Other" includes amounts recognized at the non-utility businesses in relation to their minority interest investments, as well as unallocated holding company costs.

(2)	Includes income (losses) recognized at the non-utility businesses in relation to their minority interest investments.

The United Illuminating Company Results of Operations: 2005 vs. 2004

Year Ended December 31, 2005	Year Ended December 31, 2004	2005 more (less) than 2004
EPS from operations			Amount	Percent
Total UI - basic	$3.08	$3.23	$(0.15)	(5)%
Total UI - diluted (Note A)	$3.06	$3.22	$(0.16)	(5)%

Retail Sales*	6,106	5,952	154	3%
Unbilled Adjustment* (Note B)	-	(46)	46	1%
Leap Year Adjustment* (Note C)	-	(16)	16	-
Weather Impact* (Note D)	(111)	-	(111)	(2)%

Retail Sales - Normalized*	5,995	5,890	105	2%

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

UI’s net income was $44.8 million, or $3.08 per share, in 2005, compared to $46.5 million, or $3.23 per share, in 2004. The decrease in 2005 was mainly attributable to the absence of $0.31 per share of non-recurring gains recognized in 2004 associated with a change in accounting estimate adjustment to unbilled revenues ($0.07 per share), a settlement by ISO-NE related to a review of the allocation of New England Power Pool transmission revenues to member companies ($0.08 per share), a DPUC decision allowing partial recovery of increased pension and post-retirement benefit expense ($0.08 per share), the resolution of tax and other post-closing issues related to UI’s sale of Seabrook Station ($0.05 per share), and the impact of final decisions by the DPUC regarding the disposition of proceeds from UI’s investment in nuclear generating facilities ($0.03 per share). The absence of these non-recurring gains was partially offset by the favorable impact of the weather and other items.

Overall, UI’s revenue increased by $48.3 million, from $764.1 million in 2004 to $812.4 million in 2005. Retail revenue increased $76 million due mainly to (1) increased volume arising from weather conditions and higher customer consumption and (2) the impact of an average 7.9% price increase effective January 1, 2005 (see “Major Influences - The United Illuminating Company - Legislation & Regulation,” for further discussion). The price increase allowed UI to collect certain FMCC charges from customers to offset higher costs of procuring energy (see fuel and energy expense discussion below). Wholesale revenue increased by $11.3 million as compared to 2004, primarily due to increased volume and higher wholesale market price. Other revenues decreased $39 million as compared to 2004, primarily due to the net activity of the GSC “working capital allowance,” which reduced 2005 other revenues by $22.8 million for the year, as compared to an increase in other revenues of $14 million in 2004. In addition, the prior year included the recognition of a settlement adjustment from ISO-NE, as discussed above.

Retail fuel and energy expense increased by $36 million from $377.9 million in 2004 to $413.9 million in 2005. The increase was primarily due to increased costs of transitional standard offer service supply as well as UI’s portion of costs related to RMR agreements between ISO-NE and NRG. UI receives electricity to satisfy its transitional standard offer retail customer service requirements through a fixed-price purchased power agreement. These costs are recovered through the GSC and BFMCC portion of UI’s unbundled retail customer rates. UI’s wholesale energy expense in 2005 increased by $5.7 million compared to the same period of 2004, primarily due to a higher contracted price.

UI’s operation and maintenance (O&M) expenses increased by $16 million, from $190.4 million in 2004 to $206.4 million in 2005. The increase was mainly attributable to (1) increases in decommissioning expenses related to Connecticut Yankee, (2) increases in transmission expenses due to higher transmission loads, (3) higher uncollectible expenses due to increased customer account write offs, (4) increased workers compensation claims and (5) increased overhead line maintenance expenses. Changes to decommissioning expenses do not impact net income, as the charge is offset by a reduction in amortization expense.

UI’s taxes other than income taxes increased by $1.8 million from $39.5 million in 2004 to $41.3 million in 2005. The increase was primarily due to a reserve of $0.7 million that was established in 2005 related to a gross earnings tax assessment received from the Connecticut Department of Revenue Services. See Part I, Item 1, “Financial Statements - Notes to Consolidated Financial Statements - Note (J), Commitments and Contingencies - Gross Earnings Tax Assessment,” of this Form 10-Q for further discussion.

Other income increased by $2.7 million from $6.6 million in 2004 to $9.3 million in 2005. The increase was mainly due to (1) income from GSC procurement fees, (2) increased income from ISO-NE load response activity and (3) increased income from allowance for funds used during construction arising from costs incurred on the Middletown/Norwalk project. These increases were partially offset by the absence of a 2004 reduction of reserves associated with UI’s investment in Seabrook Station resulting from a March 2004 DPUC decision.

Interest charges increased by $2.6 million from $15.6 million in 2004 to $18.2 million in 2005. The increase was primarily due to the absence of a 2004 reversal of approximately $1.7 million of reserves due to the resolution of prior year Internal Revenue Service audits.

Non-Utility Businesses Results of Operations: 2005 vs. 2004

Year Ended December 31, 2005	Year Ended December 31, 2004	2005 more (less) than 2004
EPS	Amount	Percent
Operating Business
Xcelecom	$(0.15)	$0.04	$(0.19)	(475)%

Minority Interest Investments
UBE	(0.43)	(0.24)	(0.19)	(79)%
UCI	(0.03)	(0.05)	0.02	40%
Subtotal Minority Interest Investments	(0.46)	(0.29)	(0.17)	(59)%

UIL Corporate (Note A)	(0.31)	(0.41)	0.10	24%

Total Non-Utility EPS from Continuing Operations	(0.92)	(0.66)	(0.26)	(39)%
Discontinued Operations	(0.01)	3.46	(3.47)	(100)%
Extraordinary Gain	-	0.01	(0.01)	(100)%
Total Non-Utility EPS - Basic	$(0.93)	$2.81	$(3.74)	(133)%
Total Non-Utility EPS - Diluted (Note B)	$(0.93)	$2.79	$(3.72)	(133)%

Note A:	Includes interest charges and strategic and administrative costs of the non-utility holding company.
Note B:	Reflecting the effect of dilutive stock options, performance shares and restricted stock. Such dilution does not impact the earnings from continuing operations or discontinued operations.

The consolidated non-utility businesses reported a loss from continuing operations, including unallocated holding company costs, of $13.4 million, or $0.92 per share, in 2005, compared to a loss of $9.6 million, or $0.66 per share, in 2004. The deterioration in earnings was mainly due to the impact of project losses incurred at Xcelecom and lower results at UBE.

Operating revenue for the non-utility businesses increased by $63.5 million, or 19% compared to 2004. The increase in revenues was attributable to Xcelecom. Operating expenses in 2005 for the non-utility businesses increased $68.5 million, or 20% from 2004, as expenses at Xcelecom rose due to the increase in business and project cost overruns, and expenses at UBE rose due to costs associated with the pending sale of BE.

The following is a detailed explanation of the change in results between 2005 and 2004 for each of UIL Holdings’ non-utility businesses.

Non-Utility Businesses

Xcelecom, Inc.

Xcelecom reported a loss from continuing operations of $2.1 million, or $0.15 per share, in 2005, compared to income from continuing operations of $0.5 million, or $0.04 per share, in 2004. The decrease in earnings from the prior year was primarily due to after-tax project write-downs of $5.9 million, or $0.41 per share, recognized in 2005. The write-downs were incurred on projects at Allan/Briteway Electrical Contractors, Inc., a New Jersey based subsidiary of Xcelecom, and resulted mainly from operational problems associated with merging the Allan and Briteway organizations in early 2005. Labor cost overruns were the principal source of the project write-downs.

The aforementioned results of 2004 exclude an extraordinary gain of $0.2 million, or $0.01 per share, recognized in the fourth quarter which was due to the determination of the actual amount of deferred acquisition payments to be paid in connection with a prior acquisition.

Minority Interest Investments

United Bridgeport Energy, Inc.

UBE had a loss of $6.3 million, or $0.43 per share, during 2005, compared to a loss of $3.5 million, or $0.24 per share, in 2004. Plant revenues in 2005 were $0.15 per share better than 2004. The impact of higher revenues was more than offset by outage costs and costs associated with proceedings regarding UBE’s contractual rights to sell its 33 1/3% interest in BE to the majority owner at fair market value, which reduced 2005 earnings by $0.26 per share and $0.08 per share, respectively.

On January 31, 2006, the majority owner of BE agreed to purchase UBE’s 33 1/3% interest for $71 million, which includes a release of all claims by the parties upon closing of the transaction. The sale is subject to approval by the FERC and is expected to be completed in the first quarter of 2006. As of the date of the agreement, UBE does not have the ability to exercise significant influence over BE and will no longer be affected by the factors which impact BE’s financial condition and results of operations, pending approval of the sale transaction by the FERC.

United Capital Investments, Inc.

UCI lost $0.4 million, or $0.03 per share, in 2005 compared to a net loss of $0.8 million, or $0.05 per share, in 2004. The prior year results from Cross-Sound were affected by decreased revenues and increased legal fees resulting from a May 7, 2004 order by the U.S. Department of Energy terminating the Emergency Order under which the Cross-Sound cable had been operating. On June 24, 2004, Cross-Sound reached a settlement agreement with various regulatory authorities and other parties with an interest in the cable that allowed for immediate commercial operation of the cable.

On November 8, 2005, UCI, together with TransEnergie HQ, Inc., which owns 75% of Cross-Sound, entered into an agreement to sell Cross-Sound to Babcock & Brown Infrastructure Ltd. UCI and UIL expect to receive proceeds of approximately $53 million, subject to a working capital adjustment, in exchange for UCI’s twenty-five percent equity interest in CSC, and the repayment of loans made by UIL to CSC. After transaction costs and taxes, UCI and UIL expect to net approximately $46 million. The transaction is subject to regulatory and other approvals and is expected to close in the first quarter of 2006.

UIL Corporate

UIL Corporate incurred unallocated after-tax costs of $4.7 million, or $0.31 per share, in 2005, compared to unallocated after-tax costs of $5.8 million, or $0.41 per share, in 2004. The after-tax costs for 2005 were lower due to decreased administrative costs.

Discontinued Operations

On June 22, 2004, UIL completed the sale of APS to CheckFree Corporation (CheckFree), a leading provider of financial electronic commerce services and products, pursuant to the purchase agreement entered into between the parties on December 16, 2003. APS, and its 51% ownership interest in CellCards of Illinois, LLC (CCI) were classified as discontinued operations in the fourth quarter of 2003. On February 13, 2004, CCI was sold to an independent third party for book value, excluding transaction costs.

The results of discontinued operations for 2004, including the gain on the sale of APS, amounted to earnings of $49.8 million, or $3.46 per share. In the first quarter of 2005, CheckFree elected to treat its purchase of APS as an asset purchase for tax purposes rather than as a stock purchase. The resulting adjustment from this tax election, along with additional costs associated with the preparation of the final APS tax returns, was recognized in 2005 and amounted to a net loss from discontinued operations of $0.1 million, or $0.01 per share.

2004 vs. 2003

UIL Holdings Corporation Results of Operations: 2004 vs. 2003

UIL Holdings’ earnings from continuing operations for 2004 increased by $7.4 million, or $0.50 per share, compared to 2003. UIL Holdings reported earnings from extraordinary items of $0.2 million, or $0.01 per share in 2004. Net income from discontinued operations, including the gain on the sale of APS, increased by $56 million, or $3.90 per share, compared to the 2003 net loss of $6.2 million, or $0.44 per share. Total earnings in 2004, including extraordinary items and discontinued operations, increased by $63.6 million, or $4.41 per share, as compared to 2003.

The increase in earnings from continuing operations was mainly due to various non-recurring gains at UI related to a change in accounting estimate adjustment to unbilled revenues, a settlement by ISO-NE related to a review of the allocation of New England Power Pool transmission revenues to member companies, the resolution of tax and other post-closing issues related to UI’s sale of Seabrook Station, and the impact of final decisions by the DPUC regarding the disposition of proceeds from UI’s investment in nuclear generating facilities. Results at UI also benefited from lower interest charges, the DPUC’s decision allowing partial recovery of increased pension and post-retirement benefits expenses from February 18, 2004 through June 24, 2004, and an increase in kilowatt-hour consumption as compared to 2003. Improved results from Xcelecom’s electrical contracting business also contributed to the increase in earnings from 2003.

The table below represents a comparison of UIL Holdings’ net income and earnings per share (EPS) for 2004 and 2003.

Year Ended December 31, 2004	Year Ended December 31, 2003	2004 more (less) than 2003
Net Income (In Millions except Percent and Per Share Amounts)			Amount	Percent
UI	$46.5	$38.7	$7.8	20%
Non-Utility	(9.6)	(9.2)	(0.4)	(4)%
Total Income from Continuing Operatons	36.9	29.5	7.4	25%
Discontinued Operations	49.8	(6.2)	56.0	903%
Extraordinary Gain	0.2	0.0	0.2	100%
Total Net Income	$86.9	$23.3	$63.6	273%

EPS
UI	$3.23	$2.71	$0.52	19%
Non-Utility	(0.66)	(0.64)	(0.02)	3%
Total EPS from Continuing Operations - Basic	2.57	2.07	0.50	24%
Discontinued Operations	3.46	(0.44)	3.90	886%
Extraordinary Gain	0.01	0.00	0.01	100%
Total EPS - Basic	$6.04	$1.63	$4.41	271%
Total EPS - Diluted (Note A)	$6.01	$1.63	$4.38	269%

Note A: Reflecting the effect of dilutive stock options, performance shares and restricted stock. Such dilution does not impact the extraordinary gain, but dilutes the 2004 earnings from continuing operations by $0.01 per share and dilutes earnings from discontinued operations by $0.02 per share.

The following table presents a line-by-line breakdown of revenue and expenses from UIL Holdings’ Consolidated Statement of Income by subsidiary, including comparisons between 2004 and 2003. Significant variances are explained in the discussion and analysis of individual subsidiary results that follow.

	Year Ended December 31,		2004 more (less)
(In Millions)	2004	2003	than 2003
Operating Revenues
UI from operations	$764.1	$669.6	$94.5
Xcelecom	337.2	294.0	43.2
Minority Interest Investment & Other (1)	0.0	0.1	(0.1)
Total Operating Revenues	$1,101.3	$963.7	$137.6

Fuel and energy expenses - UI	$377.9	$272.7	$105.2

Operation and maintenance expenses
UI	$190.4	$185.5	$4.9
Xcelecom	330.1	290.0	40.1
Minority Interest Investment & Other (1)	5.5	3.2	2.3
Total operation and maintenance expenses	$526.0	$478.7	$47.3

Depreciation and amortization expenses
UI	$28.7	$28.3	$0.4
Xcelecom	3.5	3.5	0.0
Subtotal depreciation	32.2	31.8	0.4
Amortization of regulatory assets - UI	34.6	49.2	(14.6)
Amortization - Xcelecom	1.3	1.2	0.1
Total depreciation and amortization expenses	$68.1	$82.2	$(14.1)

Taxes - other than income taxes
UI - State gross earnings tax	$25.3	$25.8	$(0.5)
UI - other	14.2	13.5	0.7
Xcelecom	1.8	1.8	0.0
Total taxes - other than income taxes	$41.3	$41.1	$0.2

	Year Ended December 31,		2004 more (less)
(In Millions)	2004	2003	than 2003
Other Income (Deductions)
UI	$6.6	$5.3	$1.3
Xcelecom	0.9	0.5	0.4
Minority Interest Investment & Other (1)	0.4	(1.3)	1.7
Total Other Income (Deductions)	$7.9	$4.5	$3.4

Interest Charges
UI	$14.2	$20.7	$(6.5)
UI - Amortization: debt expense, redemption premiums	1.4	1.3	0.1
Xcelecom	0.6	0.6	0.0
Minority Interest Investment & Other (1)	6.6	6.6	0.0
Total Interest Charges	$22.8	$29.2	$(6.4)

Income Taxes
UI	$37.8	$39.5	$(1.7)
Xcelecom	0.3	(0.9)	1.2
Minority Interest Investment & Other (1)	(7.4)	(5.1)	(2.3)
Total Income Taxes	$30.7	$33.5	$(2.8)

Income (Losses) from Equity Investments
UI	$0.3	$0.3	$0.0
Minority Interest Investment & Other (2)	(5.8)	(1.5)	(4.3)
Total Income (Losses) from Equity Investments	$(5.5)	$(1.2)	$(4.3)

Net Income
UI	$46.5	$38.7	$7.8
Xcelecom	0.5	(1.7)	2.2
Minority Interest Investment & Other (1) (2)	(10.1)	(7.5)	(2.6)
Subtotal Income from Continuing Operations	36.9	29.5	7.4
Discontinued Operations	49.8	(6.2)	56.0
Extraordinary Gain - Xcelecom	0.2	0.0	0.2
Total Net Income	$86.9	$23.3	$63.6

(1)
The category "Minority Interest Investment and Other" includes amounts recognized at the non-utility businesses in relation to their minority interest investments, as well as unallocated holding company costs.

(2)	Includes income (losses) recognized at the non-utility businesses in relation to their minority interest investments.

The United Illuminating Company Results of Operations: 2004 vs. 2003

Year Ended December 31, 2004	Year Ended December 31, 2003	2004 more (less) than 2003
EPS from operations			Amount	Percent
Total UI - basic	$3.23	$2.71	$0.52	19%
Total UI - diluted (Note A)	$3.22	$2.71	$0.51	19%

Retail Sales*	5,952	5,763	189	3%
Unbilled Adjustment* (Note B)	(46)	-	(46)	(1)%
Leap Year Adjustment* (Note C)	(16)	-	(16)	-
Weather Impact* (Note D)	-	(47)	47	1%

Retail Sales - Normalized*	5,890	5,716	174	3%
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

UI’s net income was $46.5 million, or $3.23 per share, in 2004, compared to $38.7 million, or $2.71 per share, in 2003. The results for 2004 were improved as compared to 2003 due to an increase in kilowatt-hour volume consumption mainly attributable to economic growth, although the benefits of this growth were mitigated by milder weather in 2004 as compared to 2003. The results of 2004 also included various non-recurring items which had a net positive impact to earnings of approximately $0.31 per share. These non-recurring items were attributable to (1) a change in the accounting estimate for unbilled revenues resulting from the implementation of a new integrated software package which provides a more precise estimate of unbilled revenue, $0.07 per share positive impact, (2) a settlement by ISO-NE related to a review of the allocation of New England Power Pool transmission revenues to member companies, $0.08 per share positive impact, (3) the resolution of post-closing issues and DPUC decisions related to UI’s sale of Seabrook Station, $0.11 per share positive impact, (4) a fourth quarter true-up of insurance reserves, including worker’s compensation and general liability insurance, based on an analysis of claim activity by an independent actuary, $0.06 per share positive impact, (5) the recovery of increased pension and post-retirement benefits costs through June 24, 2004, $0.08 per share positive impact, (6) the reversal of certain reserves following the resolution of prior year Internal Revenue Service audits, $0.06 per share positive impact, (7) the write-off of a net operating loss receivable from the State of New Hampshire, $0.06 per share negative impact, (8) costs associated with the previously announced restructuring of the UIL and UI Finance organizations, $0.05 per share negative impact, and (9) an increase to uncollectible reserves, $0.04 per share negative impact. These net favorable variances were partially offset by higher operating expenses.

Overall, UI’s revenue increased by $94.5 million, from $669.6 million in 2003 to $764.1 million in 2004. Retail revenue increased $77.7 million due mainly to an overall increase in kilowatt-hour volume of 3%, along with the impact of an average 9.9% price increase effective January 1, 2004 resulting from the transitional standard offer final decision (see “Major Influences on Financial Condition - The United Illuminating Company - Regulation,” for further discussion). The price increase allowed UI to collect certain federally mandated charges from customers to offset higher costs of procuring energy (see fuel and energy expense discussion below). Of the overall 3% increase in kilowatt-hour volume, approximately 1%, or 46 million kilowatt-hours, is attributable to the non-recurring adjustment associated with a change in accounting estimate to unbilled revenue recognized in the first quarter of 2004. Milder weather in 2004, as compared to 2003, reduced kilowatt-hour volume by approximately 1%, or 47 million kilowatt-hours. Wholesale revenue decreased by $0.1 million, as compared to 2003, due to lower market prices in the New England wholesale market. Other revenues increased $16.9 million as compared to the prior year, primarily due to the settlement adjustment from ISO-NE and the reclassification of $12.8 million from retail to other revenue representing net activity reducing the GSC “bank” for the year.

Retail fuel and energy expense increased by $103.6 million from 2003. The increase was primarily due to increased supplier costs providing transitional standard offer service. UI received electricity to satisfy its transitional standard offer retail customer service requirements through a fixed-price purchased power agreement. These costs are recovered through the GSC portion of UI’s unbundled retail customer rates. UI’s wholesale energy expense in 2004 increased by $1.6 million compared to 2003.

UI’s operation and maintenance (O&M) expenses increased by $4.9 million, from $185.5 million in 2003 to $190.4 million in 2004. The increase was attributable to a variety of factors including increases in labor, employee benefits, GSC procurement fees and bad debt expenses, partially offset by lower pension expense. The increase in bad debt expense has been largely driven by higher customer bills due to kilowatt-hour consumption and rates, along with the difficulties many customers are facing in dealing with their overall higher energy costs. Costs associated with the restructuring of the UIL Holdings and UI Finance organizations in 2004 also contributed to the increase in O&M expenses.

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

Other income increased by $1.3 million in 2004, as compared to 2003, mainly due to the reduction of reserves associated with UI’s investment in Seabrook Station resulting from a March 2004 DPUC decision and the resolution of tax and other post-closing issues related to its sale of approximately $2.5 million. These items were partially offset by $1 million of contributions made for housing credits and the $0.6 million write-off of a net operating loss receivable from the State of New Hampshire.

Interest charges decreased by $6.4 million in 2004, as compared to the prior year, due to the refinancing of certain UI debt issues late in 2003 at lower interest rates and the reversal of reserves due to the resolution of prior year Internal Revenue Service audits.

Non-Utility Businesses Results of Operations: 2004 vs. 2003

Year Ended December 31, 2004	Year Ended December 31, 2003	2004 more (less) than 2003
EPS			Amount	Percent
Operating Business
Xcelecom	$0.04	$(0.12)	$0.16	133%

Minority Interest Investments
UBE	(0.24)	(0.15)	(0.09)	(60)%
UCI	(0.05)	(0.05)	0.00	-
Subtotal Minority Interest Investments	(0.29)	(0.20)	(0.09)	(45)%

UIL Corporate (Note A)	(0.41)	(0.32)	(0.09)	(28)%

Total Non-Utility EPS from Continuing Operations	(0.66)	(0.64)	(0.02)	(3)%
Discontinued Operations	3.46	(0.44)	3.90	886%
Extraordinary Gain	0.01	0.00	0.01	100%
Total Non-Utility EPS - Basic	$2.81	$(1.08)	$3.89	360%
Total Non-Utility EPS - Diluted (Note B)	$2.79	$(1.08)	$3.87	358%

Note A:	Includes interest charges on intercompany debt and strategic and administrative costs of the non-utility holding company.
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

The following is a detailed explanation of the change in results between 2004 and 2003 for each of UIL Holdings’ non-utility businesses.

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

Although overall revenues at Xcelecom increased from 2003, the gross margin on those revenues (defined as revenues divided by cost of sales) declined. Revenues from the electrical contracting business increased from $250 million in 2003, to $303 million in 2004, while the profitability on those revenues decreased from 2003 to 2004. Revenues from the computer network systems integration line of business declined from $42 million in 2003 to $33 million in 2004, while the profitability on those revenues increased from 2003 to 2004.

During the fourth quarter of 2004, Xcelecom completed an acquisition in its systems integration line of business for $0.5 million in cash, plus earn-out provisions over the next five year period. This acquisition had no material effect on 2004 earnings. Although Xcelecom still does not intend to grow materially though acquisitions in the near future, this acquisition supports Xcelecom’s strategy of expanding existing business platforms and capitalizing on synergies among the businesses to improve operating efficiencies.

Xcelecom’s backlog of work to be completed as of December 31, 2004 amounted to $199 million, an increase of $51 million, or 35%, over comparable year-end 2003 levels. While backlog had grown at virtually all of Xcelecom’s construction operating entities, the composition of the backlog was weighted more towards larger, longer-term projects than pre-recession levels, which have historically produced lower margins than smaller, faster paced projects.

Minority Interest Investments

United Bridgeport Energy, Inc.

UBE owns a 33 1/3% interest in Bridgeport Energy, LLC (BE). UBE lost $3.5 million, or $0.24 per share in 2004, compared to losses of $2.2 million, or $0.15 per share in 2003. Lower energy prices due to weather, high natural gas prices and the absence of a viable capacity market to provide incentive for generating plants to remain available continued to negatively impact results.  Results for 2004 have also been affected by approximately $0.4 million of pre-tax accounting adjustments related to prior years. These factors were partially offset by the elimination of interest expenses in 2004 as a result of the restructuring of UIL Holdings’ intercompany loan to UBE to 100% equity beginning in 2004. The improvements recognized at UBE related to this restructuring had no effect on overall UIL Holdings’ results, as all intercompany transactions are eliminated in consolidation.

Although energy and natural gas prices continue to hamper the results of BE, the plant did not require any capital contributions from UBE during 2004.

United Capital Investments, Inc.

UCI lost $0.8 million, or $0.05 per share in 2004, compared to a loss of $0.6 million, or $0.05 per share in 2003. The increased loss from the prior year was primarily due to a loss incurred at Cross-Sound as a result of the Cross-Sound cable being offline for a significant portion of the fourth quarter of 2004 while remediation work was being conducted. The remediation work, which was conducted in the New Haven navigation channel section of the Long Island Sound, was required to bring the Cross-Sound cable into compliance with permit conditions set forth by the CDEP and was completed in January 2005. UCI’s 25% share of Cross-Sound’s income reduced 2004 earnings by $0.3 million, or $0.02 per share, in 2004, compared to increasing 2003 earnings by a nominal amount. The impact of the loss at Cross-Sound was partially offset by lower valuation losses from other passive investments. See the “Major Influences on Financial Condition” section of this Item 7 for more information.

Cross-Sound did not require additional capital funding from its owners during 2004.

UIL Corporate

UIL Holdings retains certain costs at the holding company level which are not allocated to the various non-utility subsidiaries. These costs generally include interest charges and strategic and other administrative costs. UIL Holdings’ unallocated costs amounted to $5.8 million, after-tax, or $0.41 per share, in 2004, compared to $4.7 million, after-tax, or $0.32 per share, in 2003. The increased costs were mainly due to administrative expenses, such as stock-based compensation expense and costs associated with complying with the requirements of the federal Sarbanes Oxley Act, as well as the unallocated portion of costs associated with the reorganization of UIL Holdings’ Finance organization. Unallocated costs at UIL Corporate were partially offset by after-tax interest income earned on the loan to Cross-Sound totaling $0.5 million, or $0.04 per share, and $0.4 million, or $0.03 per share, for the years ended December 31, 2004 and 2003, respectively. See the “Major Influences on Financial Condition - United Capital Investments” section of this Item 7 for more information regarding the loan to Cross-Sound.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

UIL Holdings’ and UI’s primary market risk is the interest rate risk that occurs in the refinancing of fixed rate debt at maturity and in the remarketing of multi-annual tax-exempt bonds. The weighted average remaining fixed rate period of outstanding long-term debt obligations of UIL Holdings and UI as of December 31, 2005 is 3.2 years, at an average interest rate of 4.6%. Given the term of the fixed rate debt, UIL Holdings believes that it has no material quantitative or qualitative exposure to market risk in 2006. In addition, historically, UI has been able to include its interest costs in revenue requirements for recovery through rates.

UIL Holdings and Xcelecom have short-term revolving credit agreements that permit borrowings for fixed periods of time at fixed interest rates determined by the London Interbank Offered Rate (LIBOR), and also borrowings at fluctuating interest rates determined by the prime lending market. In addition, UI has $64.5 million principal amount of Pollution Control Revenue Refunding Bonds for which the interest rate is reset through an auction held every 35 days. The interest rate on these bonds at December 31, 2005 was 3.22%. Changes in LIBOR or the prime lending market will have an impact on interest expense, but due to the relatively low level of borrowings with fluctuating interest rates, the impact of changes in short-term interest rates is not expected to be material. For example, if there was a 100 basis point increase or decrease in the December 31, 2005 auction rate of 3.22%, interest expense for UI would increase or decrease on an annualized basis by $0.6 million.

Market risk also represents the risks of changes in the value of a financial instrument, derivative or non-derivative, caused by fluctuation in interest rates, and equity prices. UIL Holdings did not have any derivative instruments or any material investments in financial instruments at December 31, 2005.

Item 8. Financial Statements and Supplementary Data.

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF INCOME
For the Years Ended December 31, 2005, 2004 and 2003
(Thousands except per share amounts)

	2005	2004	2003
Operating Revenues (Note F)
Utility	$812,395	$764,027	$669,620
Non-utility businesses	400,701	337,260	294,057
Total Operating Revenues	1,213,096	1,101,287	963,677
Operating Expenses
Operation
Fuel and energy (Note F)	413,930	377,905	272,673
Operation and maintenance	610,430	526,021	478,720
Depreciation and amortization (Note F)	69,035	68,086	82,239
Taxes - other than income taxes (Note F)	43,402	41,285	41,088
Total Operating Expenses	1,136,797	1,013,297	874,720
Operating Income From Continuing Operations	76,299	87,990	88,957

Other Income and (Deductions), net (Note F)	13,117	7,936	4,473

Interest Charges, net
Interest on long-term debt	20,932	20,252	25,590
Other interest, net (Note F)	3,683	1,049	2,403
	24,615	21,301	27,993
Amortization of debt expense and redemption premiums	1,543	1,490	1,267
Total Interest Charges, net	26,158	22,791	29,260

Income From Continuing Operations Before Income Taxes and Equity Earnings	63,258	73,135	64,170

Income Taxes (Note E)	24,776	30,735	33,450

Income From Continuing Operations Before Equity Earnings	38,482	42,400	30,720
Losses From Equity Investments	(7,126)	(5,482)	(1,183)

Income From Continuing Operations	31,356	36,918	29,537
Discontinued Operations, Net of Tax (Note N)	(102)	49,824	(6,251)
Extraordinary Gain, Net of Tax (Note P)	-	203	-

Net Income	$31,254	$86,945	$23,286

Average Number of Common Shares Outstanding - Basic	14,547	14,390	14,291
Average Number of Common Shares Outstanding - Diluted	14,695	14,473	14,304

Earnings Per Share of Common Stock - Basic:
Continuing Operations	$2.16	$2.57	$2.07
Discontinued Operations	$(0.01)	$3.46	$(0.44)
Extraordinary Gain	$-	$0.01	$-
Net Earnings	$2.15	$6.04	$1.63

Earnings Per Share of Common Stock - Diluted:
Continuing Operations	$2.14	$2.56	$2.07
Discontinued Operations	$(0.01)	$3.44	$(0.44)
Extraordinary Gain	$-	$0.01	$-
Net Earnings	$2.13	$6.01	$1.63

Cash Dividends Declared per share of Common Stock	$2.88	$2.88	$2.88

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2005, 2004 and 2003
(Thousands of Dollars)

	2005	2004	2003

Net Income	$31,254	$86,945	$23,286
Other comprehensive income (loss), net of tax:
Minimum pension liability (Note A)	(367)	(77)	26,198
Other Comprehensive Income (Loss)	(367)	(77)	26,198
Comprehensive Income (Note A)	$30,887	$86,868	$49,484

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2005, 2004 and 2003
(Thousands of Dollars)

	2005	2004	2003
Cash Flows From Operating Activities
Net Income	$31,254	$86,945	$23,286
Adjustments to reconcile net income
to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	102	(49,824)	6,251
Extraordinary (gain) loss, net of tax (Note P)	-	(203)	-
Depreciation and amortization	48,827	46,679	59,472
Purchase power contract amortization (Note F)	21,751	22,897	24,034
Purchase Power above market fuel expense credit (Note F)	(21,751)	(22,897)	(24,034)
Deferred income taxes	5,842	8,985	17,715
Future tax benefits (Note E)	-	6,800	36,976
Stock-based compensation expense (Note A)	3,445	2,562	728
Deferred investment tax credits - net	(450)	(430)	(387)
Allowance for funds used during construction	(2,815)	(1,761)	(2,491)
Undistributed losses of minority interest investments	7,126	5,482	1,183
Changes in:
Accounts receivable - net	(19,481)	(31,129)	8,529
Materials and supplies	(1,113)	(962)	(425)
Prepayments	(2,064)	(630)	521
Accounts payable	1,946	37,466	(7,492)
Interest accrued	38	(2,205)	(1,098)
Taxes accrued	14	10,659	(14,100)
Prepaid Pension	(7,022)	(5,583)	(43,927)
Other assets	11,613	(16,522)	16,475
Other liabilities	3,316	3,029	(11,950)
Total Adjustments	49,324	12,413	65,980
Cash provided by Continuing Operations	80,578	99,358	89,266
Cash provided by (used in) Discontinued Operations	(102)	3,375	(403)
Net Cash provided by Operating Activities	80,476	102,733	88,863

Cash Flows from Investing Activities
Acquisition of businesses, net of cash acquired	-	(463)	-
Non-utility minority interest investments	(1,723)	-	-
Loan to Cross-Sound Cable Project	1,025	(826)	(23,986)
Deferred payments in prior acquisitions	(7,614)	(2,980)	(2,757)
Plant expenditures, including nuclear fuel	(54,619)	(48,952)	(52,309)
Acquisition of Electric System Work Center facility	-	(16,210)	-
Changes in restricted cash	(5)	1,092	4,595
Cash (used in) Continuing Operations	(62,936)	(68,339)	(74,457)
Cash provided by (used in) Discontinued Operations	-	69,886	(119)
Net Cash provided by (used in) Investing Activities	(62,936)	1,547	(74,576)

Cash Flows from Financing Activities
Issuances of:
Common stock	3,051	7,684	1,371
Long-term debt	-	-	98,711
Sale of pollution control revenue refunding bonds	-	-	25,000
Payments on long-term debt	(4,286)	-	(100,000)
Notes payable - short-term, net	17,169	(54,905)	18,465
Payments on notes payable - long-term	(4,577)	(4,106)	(4,360)
Proceeds from notes payable - long-term	153	4	306
Expenses of issuances	-	-	(2,765)
Lease obligations	-	-	(473)
Payment of common stock dividend	(41,894)	(41,347)	(41,137)
Other	1,539	-	-
Cash (used in) Continuing Operations	(28,845)	(92,670)	(4,882)
Cash provided by (used in) Discontinued Operations	-	(59)	299
Net Cash (used in) Financing Activities	(28,845)	(92,729)	(4,583)

Cash and Temporary Cash Investments:
Net change for the period	(11,305)	11,551	9,704
Balance at beginning of period	40,165	28,614	18,910
Balance at end of period	$28,860	$40,165	$28,614

Cash paid during the period for:
Interest (net of amount capitalized)	$23,776	$22,799	$28,079
Income taxes	$23,800	$35,661	$3,000

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET
December 31, 2005 and 2004

ASSETS
(Thousands of Dollars)

	2005	2004
Current Assets
Unrestricted cash and temporary cash investments	$28,860	$40,165
Restricted cash	296	291
Utility accounts receivable less allowance of $2,600 and $2,600	69,547	62,801
Other accounts receivable less allowance of $1,495 and $1,334	115,567	102,832
Unbilled revenues	46,905	39,750
Current regulatory assets	36,961	46,131
Loan receivable - Cross-Sound Cable Project	23,787	-
Materials and supplies, at average cost	6,533	5,421
Deferred income taxes	6,641	4,355
Prepayments	4,147	2,083
Other	554	380
Total Current Assets	339,798	304,209

Investments
Investment in United Bridgeport Energy facility	70,344	76,512
Other	24,753	24,191
Total Investments	95,097	100,703

Property, Plant and Equipment at original cost
In service	824,530	786,369
Less, accumulated depreciation	297,993	274,634
	526,537	511,735
Construction work in progress	65,544	52,117
Net Property, Plant and Equipment	592,081	563,852

Regulatory Assets (future amounts due from customers
through the ratemaking process)
Nuclear plant investments-above market	375,169	395,614
Income taxes due principally to book-tax differences	72,951	91,047
Long-term purchase power contracts-above market	38,242	55,602
Connecticut Yankee	31,552	40,414
Unamortized redemption costs	16,919	17,721
Other	69,116	56,063
Total Regulatory Assets	603,949	656,461

Deferred Charges and Other Assets
Goodwill	85,004	70,496
Unamortized debt issuance expenses	7,527	7,537
Prepaid Pension	56,532	49,510
Long-term receivable - Cross-Sound Cable Project	-	24,812
Other long-term receivable	16,579	15,991
Other	2,488	273
Total Deferred Charges and Other Assets	168,130	168,619

Total Assets	$1,799,055	$1,793,844

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET
December 31, 2005 and 2004

LIABILITIES AND CAPITALIZATION
(Thousands of Dollars)

	2005	2004
Current Liabilities
Notes payable	$27,302	$13,462
Current portion of long-term debt	4,286	4,286
Accounts payable	77,224	75,278
Dividends payable	10,517	10,444
Accrued liabilities	66,211	66,147
Deferred revenues - non-utility businesses	23,397	18,821
Current regulatory liabilities	17,430	922
Interest accrued	4,191	4,153
Taxes accrued	4,636	5,033
Total Current Liabilities	235,194	198,546

Noncurrent Liabilities
Purchase power contract obligation	55,602	71,920
Pension accrued	8,272	6,425
Connecticut Yankee contract obligation	40,414	47,565
Long-term notes payable	3,834	2,587
Other	23,255	19,010
Total Noncurrent Liabilities	131,377	147,507

Deferred Income Taxes (future tax liabilities owed
to taxing authorities)	340,953	345,482

Regulatory Liabilities (future amounts owed to customers
through the ratemaking process)
Accumulated deferred investment tax credits	11,432	11,933
Deferred gains on sale of property	32,183	33,044
Asset removal cost	5,828	7,217
Other	10,621	10,544
Total Regulatory Liabilities	60,064	62,738

Commitments and Contingencies (Note J)

Capitalization (Note B)
Net long-term debt	486,889	491,174

Common Stock Equity
Common stock (no par value, 14,592,063 and 14,496,296
shares outstanding at December 31, 2005 and 2004)	307,398	304,347
Paid-in capital	10,307	6,989
Capital stock expense	(2,170)	(2,170)
Unearned employee stock ownership plan equity	(3,562)	(4,512)
Unearned compensation	(699)	(640)
Accumulated other comprehensive loss	(940)	(573)
Retained earnings	234,244	244,956
Net Common Stock Equity	544,578	548,397

Total Capitalization	1,031,467	1,039,571

Total Liabilities and Capitalization	$1,799,055	$1,793,844

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
Consolidated Statement of Changes in Shareholders' Equity
December 31, 2005, 2004 and 2003
(Thousands of Dollars)

							Accumulated
				Capital	Unearned		Other
	Common Stock		Paid-in	Stock	ESOP	Unearned	Comprehensive	Retained
	Shares (a)	Amount	Capital	Expense	Equity	Compensation	Income (Loss)	Earnings	Total

Balance as of December 31, 2002	14,272,080	$296,501	$3,749	$(2,170)	$(6,411)	$-	$(26,694)	$217,377	$482,352

Net income for 2003								23,286	23,286
Cash dividends on common stock - $2.88 per share								(41,161)	(41,161)
Issuance of 14,579 shares common stock - no par value	9,779	820	24						844
Stock based compensation			611			115			726
Unearned stock compensation						(450)			(450)
Minimum pension liability adjustment (net of deferred tax expense of $18,802)							26,198		26,198
Allocation of benefits - ESOP	27,940		29		950				979
Balance as of December 31, 2003	14,309,799	297,321	4,413	(2,170)	(5,461)	(335)	(496)	199,502	492,774

Net income for 2004								86,945	86,945
Cash dividends on common stock - $2.88 per share								(41,491)	(41,491)
Issuance of 163,354 shares common stock - no par value	158,554	7,026	392						7,418
Stock based compensation			1,964			311			2,275
Unearned stock compensation						(616)			(616)
Minimum pension liability adjustment (net of deferred tax benefit of $71)							(77)		(77)
Allocation of benefits - ESOP	27,943		220		949				1,169
Balance as of December 31, 2004	14,496,296	304,347	6,989	(2,170)	(4,512)	(640)	(573)	244,956	548,397

Net income for 2005								31,254	31,254
Cash dividends on common stock - $2.88 per share								(41,966)	(41,966)
Issuance of 72,627 shares common stock - no par value	67,827	3,051	65						3,116
Stock based compensation			2,965			552			3,517
Unearned stock compensation						(611)			(611)
Minimum pension liability adjustment (net of deferred tax benefit of $223)							(367)		(367)
Allocation of benefits - ESOP	27,940		288		950				1,238
Balance as of December 31, 2005	14,592,063	$307,398	$10,307	($2,170)	($3,562)	($699)	($940)	$234,244	$544,578

(a) There were 30,000,000 shares authorized in 2005, 2004 and 2003.
The accompanying Notes to Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A) STATEMENT OF ACCOUNTING POLICIES

UIL Holdings Corporation (UIL Holdings) was formed in July 2000 and was an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935 until the effective date of its repeal, at which time it became a holding company under the provisions of the Public Utility Holding Company Act of 2005 (PUHCA 2005). UIL Holdings intends to seek an exemption from the requirements of the new federal law and the regulations promulgated thereunder by the Federal Energy Regulatory Commission (FERC), by filing an exemption request with the FERC in March 2006. Through its various subsidiaries, UIL Holdings operates in two principal lines of business: utility and non-utility. The utility business consists of the electric transmission and distribution operations of The United Illuminating Company (UI). The non-utility business consists of the operations of Xcelecom, Inc. (Xcelecom) and two entities, United Capital Investments, Inc. (UCI) and United Bridgeport Energy, Inc. (UBE), which hold minority ownership interests in their respective investments. The non-utility businesses also included the operations of American Payment Systems, Inc. (APS) until the completion of its sale to CheckFree Corporation (CheckFree) on June 22, 2004. UIL Holdings is headquartered in New Haven, Connecticut, where its senior management maintains offices and is responsible for overall planning, operating and financial functions.

Accounting Records

The accounting records for UI are maintained in accordance with the uniform systems of accounts prescribed by the FERC and the Connecticut Department of Public Utility Control (DPUC).

The accounting records of UIL Holdings’ non-utility subsidiaries are maintained in conformity with accounting principles generally accepted in the United States of America.

Basis of Presentation

The Consolidated Financial Statements include the accounts of UIL Holdings and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to use estimates and assumptions that affect (1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and (2) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain amounts previously reported have been reclassified to conform to the current year presentation .

Regulatory Accounting

Generally accepted accounting principles for regulated entities in the United States of America allow UI to give accounting recognition to the actions of regulatory authorities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.” In accordance with SFAS No. 71, UI has deferred recognition of costs (a regulatory asset) or has recognized obligations (a regulatory liability) if it is probable that such costs will be recovered or obligations relieved in the future through the ratemaking process. The Restructuring Act enacted in Connecticut in 1998 provides for UI to recover previously deferred costs through ongoing assessments to be included in future regulated service rates. See Note (C), “Regulatory Proceedings,” for a discussion of the recovery of UI’s stranded costs associated with the generation portion of its assets and operations, as well as a discussion of the regulatory decisions that provide for such recovery.  In addition to the Regulatory Assets and Liabilities separately identified on the Consolidated Balance Sheet, there are other regulatory assets and liabilities such as certain deferred tax liabilities. UI also has obligations under long-term

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

power contracts, the recovery of which is subject to regulation. If UI, or a portion of its assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs would be required in the year in which the criteria are no longer met (if such deferred costs are not recoverable in the portion of the business that continues to meet the criteria for application of SFAS No. 71). UI expects to continue to meet the criteria for application of SFAS No. 71 for the foreseeable future. If a change in accounting were to occur, it could have a material adverse effect on UI’s earnings and retained earnings in that year and could also have a material adverse effect on UI’s ongoing financial condition.

Property, Plant and Equipment

The cost of additions to property, plant and equipment and the cost of renewals and betterments are capitalized. Cost consists of labor, materials, services and certain indirect construction costs, including an allowance for funds used during construction in the case of utility plant. The costs of current repairs, major maintenance projects and minor replacements, are charged to appropriate operating expense accounts as incurred. The original cost of utility property, plant and equipment retired or otherwise disposed of and the cost of removal, less salvage, are charged to the accumulated provision for depreciation. Upon disposal or retirement of depreciable non-utility businesses’ property, the appropriate plant accounts and accumulated depreciation are reduced by the related costs. Any resulting gain or loss is recognized in the income statement.

UI accrues for estimated costs of removal for certain of its plant-in-service. Such removal costs are included in the approved rates used to depreciate these assets. At the end of the service life of the applicable assets, the accumulated depreciation in excess of the historical cost of the asset provides for the estimated cost of removal. In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” UI’s accrued costs of removal have been recorded as a regulatory liability. Accrued costs of removal as of December 31, 2005 totaled $5.8 million and were based on an independent third party study completed in the third quarter of 2004 and activity since that time. Accrued costs of removal as of December 31, 2004 totaled $7.2 million.

Effective December 31, 2005, UIL Holdings adopted Financial Accounting Standards Board (FASB) Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations,” an interpretation of SFAS No. 143. FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred, generally upon acquisition, construction or development of the asset, if the liability’s fair value can be reasonably estimated. FIN 47 also clarifies that the term “conditional asset retirement obligation (conditional ARO),” as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Upon adoption of FIN 47, UI recognized a conditional ARO of $0.2 million. Since UI is a regulated entity that applies the provisions of SFAS No. 71, an offsetting regulatory asset was recognized as the amounts are probable of recovery through the ratemaking process.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

UIL Holdings’ property, plant and equipment as of December 31, 2005 and 2004 was comprised as follows:

	2005	2004
	(In Thousands)

Transmission plant	$147,136	$144,340
Distribution plant	518,358	494,527
General plant	62,674	54,402
Software	58,791	56,432
Other plant	1,719	1,842
Subtotal	788,678	751,543
Non-utility business units	35,852	34,826
Total property, plant & equipment	824,530	786,369
Less accumulated depreciation:
Utility	272,442	250,430
Non-utility business units	25,551	24,204
Subtotal accumulated depreciation	297,993	274,634
	526,537	511,735
Construction work in progress	65,544	52,117
Net property, plant & equipment	$592,081	$563,852

Depreciation

Provisions for depreciation on utility plant for book purposes are computed on a straight-line basis, using estimated service lives. For utility plant other than software, service lives are determined by independent engineers and subject to review and approval by the DPUC. Software service life is based upon management’s estimate of useful life. One-half year’s depreciation is taken in the year of addition and disposition of utility plant, except in the case of major operating units on which depreciation commences in the month they are placed in service and ceases in the month they are removed from service. The aggregate annual provisions for depreciation for the years 2005, 2004 and 2003 were approximately 4.1%, 4.2%, and 4.5%, respectively, of the original cost of depreciable property.

Depreciation on non-utility businesses’ plant for book purposes is recorded on a straight-line basis over the estimated useful lives of the assets, which range from three to seven years.

Income Taxes

In accordance with SFAS No. 109, “Accounting for Income Taxes,” UIL Holdings has provided deferred taxes for all temporary book-tax differences using the liability method. The liability method requires that deferred tax balances be adjusted to reflect enacted future tax rates that are anticipated to be in effect when the temporary differences reverse. In accordance with generally accepted accounting principles for regulated industries, UI has established a regulatory asset for the net revenue requirements to be recovered from customers for the related future tax expense associated with certain of these temporary differences.

For ratemaking purposes, UI normalizes all investment tax credits (ITC) related to recoverable plant investments.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Revenues

Regulated utility revenues for UI are based on authorized rates applied to each customer’s use of electricity. These retail rates are approved by the DPUC and can be changed only through formal proceedings. Transmission revenues are federally regulated by the FERC.

At the end of each accounting period, the estimated amount of revenues for services rendered but not billed is accrued. Prior to January 1, 2004, UI estimated its accrual for unbilled revenue based upon its system requirements less an estimated loss factor. Beginning in the first quarter of 2004, UI began utilizing a new customer accounting software package integrated with the network meter reading system to estimate unbilled revenue. This allows for the calculation of unbilled revenue on a customer-by-customer basis, utilizing actual daily meter readings at the end of each month to calculate consumption and pricing for each customer. A significant portion of utility retail kilowatt-hour consumption is now read through the network meter reading system. For those customers still requiring manual meter readings, consumption is estimated based upon historical usage and actual pricing for each customer. Conversion to this methodology resulted in a non-recurring increase to unbilled revenue of approximately $2.6 million during the first quarter of 2004.

Revenues from construction contracts entered into by Xcelecom are recognized on a percentage-of-completion method. Percentage-of-completion accounting is one of the prescribed methods of accounting for long-term contracts in accordance with accounting principles generally accepted in the United States of America and the primary method used for revenue recognition within Xcelecom’s industry. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract compared to the estimated total costs for each contract at completion. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses become known.

Application of percentage-of-completion accounting results in the recognition of costs and estimated earnings in excess of billings on uncompleted contracts within the balance sheet. Costs and estimated earnings in excess of billings on Xcelecom’s uncompleted contracts are included in the line item “Unbilled Revenues” on the Consolidated Balance Sheet and arise when revenues have been recognized but the amounts cannot be billed under the terms of the contracts. Such amounts are recoverable from customers based on various measures of performance, including achievement of certain milestones, completion of specified units, or completion of the contract. As of December 31, 2005 and 2004, approximately $14.9 million and $11.2 million, respectively, of costs and estimated earnings in excess of billings on uncompleted contracts were included in Unbilled Revenues on the Consolidated Balance Sheet.

Also included in costs and estimated earnings in excess of billings on uncompleted contracts are amounts Xcelecom seeks or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price, or other customer-related causes of unanticipated additional contract costs. Xcelecom recognizes certain significant claims for recovery of incurred costs when it is probable that the claim will result in additional contract revenue, when the amount of the claim can be reliably estimated and when it is determined that there is legal basis for the claim. Such amounts are recorded at estimated net realizable value and take into account factors that may affect Xcelecom’s ability to bill unbilled revenues and collect amounts after billing. Costs, related to claims, of approximately $1.2 million and $0.7 million are included in costs and estimated earnings in excess of billings as of December 31, 2005 and 2004, respectively.

Construction contracts often contain provisions under which customers can hold back or “retain” a portion of billed amounts until the contract or certain milestones are completed and accepted by the customer. Amounts billed by Xcelecom but not paid by customers pursuant to retainage provisions in construction contracts totaled $17.3 million and $14 million as of December 31, 2005 and 2004, respectively, and were included in Other Accounts Receivable on the Consolidated Balance Sheet.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Revenues generated by other business units are recognized when the earnings process is complete and an exchange has taken place.

Cash and Temporary Cash Investments

For cash flow purposes, UIL Holdings considers all highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash and temporary cash investments.

Restricted Cash

Xcelecom maintained restricted cash, related to future debt payments, of $0.3 million at both December 31, 2005 and 2004.

Investments

UI’s investment in the Connecticut Yankee Atomic Power Company (Connecticut Yankee), a retired nuclear generating company in which UI has a 9.5% stock interest, is accounted for on an equity basis. This net investment amounted to $4.4 million and $4.1 million at December 31, 2005 and 2004, respectively. The Connecticut Yankee nuclear unit was retired in 1996 and is currently being decommissioned. See Note (J), “Commitments and Contingencies - Other Commitments and Contingencies - Connecticut Yankee Atomic Power Company.”

UIL Holdings (through UCI and UBE) accounts for certain minority interest investments, such as its interest in Cross-Sound Cable Company, LLC and Bridgeport Energy, LLC (BE), using the equity accounting method under the provisions of Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (APB No. 18).

UIL Holdings received dividends from equity investees of $0.4 million, $0.5 million and $1.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005, approximately $14.6 million of undistributed losses from minority interest investments was included in the line item “Retained Earnings” in the Consolidated Balance Sheet.

Goodwill and Other Intangible Assets

Effective January 1, 2002, UIL Holdings adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement modifies the accounting and reporting of goodwill and intangible assets. Under this standard, UIL Holdings is no longer amortizing its existing goodwill. In addition, UIL Holdings is required to measure goodwill for impairment annually or more frequently if events trigger an earlier assessment. SFAS No. 142 requires goodwill to be allocated to reporting units (Xcelecom) and measured for impairment under a two-step test annually or more frequently if events trigger an earlier assessment.

UIL Holdings has completed the necessary tests to determine if impairment existed under the prescribed standard and has determined that there was no goodwill impairment related to Xcelecom. A goodwill impairment charge of $7.2 million was recorded during the fourth quarter of 2003 to bring the carrying value of goodwill associated with APS’ telephony assets in line with estimated fair value. This impairment charge is included in the results of discontinued operations.

Under SFAS No. 142, UIL Holdings has determined the useful life of other intangible assets and is amortizing the value over the useful life. Other intangible assets are required to be tested for impairment in a manner similar to goodwill. In 2005 and 2004, UIL Holdings concluded that none of its other intangible assets were impaired.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

For further information regarding this standard, see Note (H), “Goodwill and Other Intangible Assets,” to the Consolidated Financial Statements.

Pension and Other Post-retirement Benefits

UIL Holdings accounts for pension plan costs in accordance with the provisions of SFAS No. 87, “Employers’ Accounting for Pensions.”

UIL Holdings accounts for other post-retirement benefits, consisting principally of health and life insurance, under the provisions of SFAS No. 106, “Employers’ Accounting for Post-retirement Benefits Other Than Pensions.”

Impairment of Long-Lived Assets and Investments

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires the recognition of impairment losses on long-lived assets when the book value of an asset exceeds the sum of the expected future undiscounted cash flows that result from the use of the asset and its eventual disposition. If impairment arises, then the amount of any impairment is measured based on discounted cash flows. This standard also requires that rate-regulated companies recognize an impairment loss when a regulator excludes all or part of a cost from rates, even if the regulator allows the company to earn a return on the remaining costs allowed. Under this standard, the probability of recovery and the recognition of regulatory assets under the criteria of SFAS No. 71 must be assessed on an ongoing basis. At December 31, 2005 and December 31, 2004, UIL Holdings did not have any assets that were impaired under this standard.

A pre-tax impairment loss of $1 million was recorded during the fourth quarter of 2003 to bring the carrying value of APS’ telephony assets in line with their estimated fair value. In accordance with the provisions of SFAS No. 144, this impairment charge excluded goodwill, which is accounted for under the requirements of SFAS No. 142 (see “Goodwill and Other Intangible Assets” section of Note (A) and Note (H)). This impairment loss is included in the results of discontinued operations.

Discontinued Operations

SFAS No. 144 also addresses the accounting for, and disclosure of, long-lived assets to be disposed of by sale. Under SFAS No. 144, when a long-lived asset or group of assets (disposal group) meets certain criteria set forth in the statement, including a commitment by the company to a plan to sell the long-lived asset (disposal group) within one year:

•	the long lived-asset (disposal group) will be measured at the lower of its carrying value or fair value less costs to sell, and will be classified as held for sale on the Consolidated Balance Sheet;
•	the long-lived asset (disposal group) shall not be depreciated (amortized) while it is classified as held for sale; and
•	the related operations of the long-lived asset (disposal group) will be reported as discontinued operations in the consolidated statement of operations, with all comparable periods restated.

At December 31, 2003, APS met the criteria set forth in SFAS No. 144 to be classified as held for sale and on June 22, 2004, UIL Holdings completed the sale of APS (see Note (N)).

Business Interruption Insurance Recoveries

During 2004, one of Xcelecom’s subsidiaries was affected by the hurricanes in Florida. In the second quarter of 2005, $1.2 million was recovered from insurance policies for business interruption. This recovery, along with $0.7

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

million of additional recoveries also recorded in the second quarter is reflected in the line “Other Income (Deductions), net” in the Consolidated Statement of Income.

Earnings per Share

The following table presents a reconciliation of the basic and diluted earnings per share calculations for the years 2005, 2004 and 2003:

	Income Applicable to Common Stock	Average Number of Shares Outstanding	Earnings per Share
	(In Thousands, except per share amounts)

2005
Basic earnings from continuing operations	$31,356	14,547	$2.16
Basic earnings from discontinued operations	(102)	14,547	(0.01)
Basic earnings	31,254	14,547	2.15
Effect of dilutive securities (1)	-	148	(0.02)
Diluted earnings	$31,254	14,695	$2.13

2004
Basic earnings from continuing operations	$36,918	14,390	$2.57
Basic earnings from discontinued operations	49,824	14,390	3.46
Basic earnings from extraordinary items	203	14,390	0.01
Basic earnings	86,945	14,390	6.04
Effect of dilutive securities (1)	-	83	(0.03)
Diluted earnings	$86,945	14,473	$6.01

2003
Basic earnings from continuing operations	$29,537	14,291	$2.07
Basic earnings from discontinued operations	(6,251)	14,291	(0.44)
Basic earnings	23,286	14,291	1.63
Effect of dilutive securities (1)	-	13	-
Diluted earnings	$23,286	14,304	$1.63
(1)
Reflecting the effect of dilutive stock options, performance shares and restricted stock. Dilutive securities diluted earnings from continuing operations by $0.02 per share and $0.01 per share in 2005 and 2004, respectively, but did not dilute earnings from continuing operations in 2003. Dilutive securities did not impact the earnings from discontinued operations in 2005 or 2003, but diluted the earnings from discontinued operations by $0.02 per share in 2004. Dilutive securities did not impact the earnings from extraordinary items.

Stock options to purchase 227,118 shares, 292,909 shares and 500,766 shares of common stock were outstanding during 2005, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares during such period.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Stock-Based Compensation

Effective January 1, 2003, UIL Holdings adopted the fair value recognition provisions, under the prospective method, of SFAS No.148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS No. 148), an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). Under this statement, UIL Holdings has recorded compensation expense prospectively for stock options granted, modified, or settled after January 1, 2003. UIL Holdings records compensation expense related to stock options based on the most recently available fair-value estimates calculated by an independent party utilizing the binomial option-pricing model. No compensation expense was recorded prior to January 1, 2003, as UIL Holdings accounted for employee stock-based compensation in accordance with Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) as permitted by SFAS 123.

In the first quarter of 2004, UIL Holdings decided to generally cease granting new stock options, other than new grants pursuant to the reload feature of the UIL Holdings 1999 Amended and Restated Stock Plan (Plan). Although new stock options generally will not be granted, compensation expense related to options granted after January 1, 2003, including any new stock options granted under the reload feature of the Plan, will continue to be recorded ratably over the vesting periods associated with such options. The reload feature provides for an automatic grant of additional stock options whenever the holder exercises previously granted stock options and utilizes shares of UIL Holdings stock, rather than cash, to satisfy the exercise price. There were 56,671 stock options granted during 2005 at a weighted average exercise price of $51.55, 51,671 of which were granted pursuant to the reload feature of the Plan. Compensation expense of $1.0 million, $1.1 million and $0.6 million was recognized for the years ended December 31, 2005, 2004 and 2003, respectively, related to stock options, of which $0.7 million and $0.5 million for the years ended December 31, 2005 and 2004, respectively, was related to stock options granted pursuant to the reload feature. There was no compensation expense recognized in 2003 related to stock options granted pursuant to the reload feature.

In 2004, UIL Holdings implemented a performance-based long-term incentive arrangement under the Plan pursuant to which certain members of management have the opportunity to earn a pre-determined number of performance shares, the number of which is predicated upon the achievement of various pre-defined performance measures. These performance shares vest over a three-year cycle with the actual issuance of UIL Holdings common stock in respect of such shares following the end of each three-year cycle. A new three-year cycle begins in January of each year. UIL Holdings records compensation expense for these performance shares ratably over the three-year period, based on the value of the expected payout at the end of each year relative to the performance measures achieved. A target amount of 46,800 performance shares were granted during 2005; the average of the high and low market price on the date of grant was $50.49. Compensation expense of $1.8 million and $1.2 million was recognized for the years ended December 31, 2005 and 2004, respectively, related to performance shares.

In March 2005, 2004 and 2003, UIL Holdings granted a total of 13,200 shares of restricted stock to directors; the average of the high and low market price on the date of grant was $50.49, $46.67 and $34.11 per share, respectively. Such shares were granted pursuant to the Plan. Compensation expense for this restricted stock is recorded ratably over the three-year vesting period for such restricted stock. For the years ended December 31, 2005, 2004 and 2003, compensation expense of $0.6 million, $0.3 million and $0.1 million, respectively, was recognized related to restricted stock.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share amounts)
Net Income, as reported	$31,254	$86,945	$23,286
Add: Stock-based compensation expense included
in reported net income, net of related tax effects	2,071	1,509	362

Deduct: Total stock-based compensation determined under fair value based method for all stock option grants, net of related tax effect	(2,203)	(2,114)	(930)

Pro forma net income	$31,122	$86,340	$22,718

Earnings per share:
Basic - as reported	$2.15	$6.04	$1.63

Basic - proforma	$2.14	$6.00	$1.59

Diluted - as reported	$2.13	$6.01	$1.63

Diluted - proforma	$2.12	$5.97	$1.59

Comprehensive Income

Comprehensive income for 2005 included net income less an after-tax minimum pension liability adjustment of approximately $0.4 million (net of $0.2 million deferred tax benefit) related to the non-qualified pension plans.

Comprehensive income for 2004 included net income less an after-tax minimum pension liability adjustment of approximately $0.1 million (net of $0.1 million deferred tax benefit) related to the non-qualified pension plans.

Comprehensive income for 2003 included the reversal of approximately $26.2 million, after-tax, of a minimum pension liability adjustment recorded in 2002. UIL Holdings was able to reverse this adjustment as the market value of the UI Pension Plan assets exceeded the accumulated benefit obligation of the plan at the end of 2003, primarily due to a $45 million contribution made to the plan on December 31, 2003. The remaining $0.5 million other comprehensive loss could not be reversed, as it relates to UI’s non-qualified supplemental pension plan which cannot be funded due to personal tax consequences to its participants.

Restructuring Charges

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. In the fourth quarter of 2004, UIL Holdings recorded employee termination costs associated with the reorganization

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

of UIL Holdings’ Finance organization amounting to $2 million. Of the total $2 million of restructuring costs recognized in 2004, approximately $1.5 million was recorded as a restructuring reserve, $0.3 million was recorded as equity (due to the anticipated vesting of stock-based compensation units), with the remainder recorded as liabilities for payroll taxes and employee benefits. These costs were reflected in the line “Operation and Maintenance expenses” in the Consolidated Statement of Income, and on a segment reporting basis, $1.2 million of these costs were reflected in the results of UI, with the remaining $0.8 million of unallocated costs residing in UIL Corporate. The restructuring reserve as of December 31, 2005 was $1.2 million. These accrued restructuring costs are expected to be settled in early 2006. A reconciliation of the changes in the restructuring reserve liability balance since December 31, 2004 is presented below.

(In Thousands)	Total
Restructuring Accrual December 31, 2004	$1,471
Settlement - reclassification to pension accounts (1)	(440)
Increase in reserve - reclassification from equity (2)	150
Restructuring Accrual December 31, 2005	$1,181
(1)	Amount reclassified to pension accounts as a certain affected employee elected to receive termination pay in the form of enhanced retirement benefits.
(2)	Net amount reclassified from equity as certain amounts originally expected to be paid in the form of stock will be paid in cash.

New Accounting Standards

SFAS No. 123 (Revised), “Share-Based Payment” (SFAS No. 123R), which is a revision of SFAS No. 123 and supersedes APB No. 25, was issued by the FASB in December 2004. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. As noted in the “Stock-Based Compensation” section of this Note (A), effective January 1, 2003, UIL Holdings adopted the fair value recognition provisions of SFAS No. 123 under the prospective method, as permitted by SFAS No. 148. In April 2005, the SEC adopted a new rule amending the compliance dates for SFAS No. 123R. In accordance with this new rule, the provisions of SFAS No. 123R became effective for UIL Holdings as of January 1, 2006. Adoption of SFAS No. 123R is not expected to have a material impact on UIL Holdings’ consolidated financial position, results of operations or liquidity, because UIL Holdings will not have any unvested stock options outstanding for which compensation expense has not been recognized in the consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS No. 154), a replacement of APB No. 20 and SFAS No. 3. This statement applies to all voluntary changes in accounting principle adopted by an entity, as well as changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine the period-specific effects of the cumulative effect of the change. This statement also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets, be accounted for as a change in estimate. SFAS No. 154 carries forward, without change, the guidance contained in APB No. 20 for reporting the correction of an error in previously issued financial statements and change in accounting estimate. The provisions of this statement became effective for UIL Holdings as of January 1, 2006. Absent a voluntary change in accounting principle, adoption of this statement is not expected to have a material impact on UIL Holding’s consolidated financial position, results of operations or liquidity.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(B) CAPITALIZATION

Common Stock

UIL Holdings had 14,711,240 shares of its common stock, no par value, outstanding at December 31, 2005 and 14,638,613 shares of its common stock, no par value, outstanding at December 31, 2004, of which (1)104,777 shares and 132,717 shares were unallocated shares held by UI’s 401(k)/Employee Stock Ownership Plan (KSOP) as of December 31, 2005 and 2004, respectively and (2) 14,400 shares and 9,600 shares of which were shares of restricted stock as of December 31, 2005 and 2004, respectively. The unallocated shares held by the KSOP and shares of restricted stock are not recognized as outstanding for purposes of calculating basic earnings per share.

UI has an arrangement under which it loaned $11.5 million to the KSOP. Prior to the formation of UIL Holdings, the trustee for the KSOP used the funds to purchase 328,300 shares of UI common stock in open market transactions. On July 20, 2000, effective with the formation of a holding company structure, unallocated shares held by the KSOP were converted into shares of UIL Holdings’ common stock. The shares will be allocated to employees’ KSOP accounts, as the loan is repaid, to cover a portion of the required KSOP contributions. Compensation expense is recorded when shares are committed to be allocated based on the fair market value of the stock. The loan will be repaid by the KSOP over a 12-year period ending October 1, 2009, using employer contributions and UIL Holdings’ dividends paid on the unallocated shares of the stock held by the KSOP. Dividends on allocated shares are charged to retained earnings. As of December 31, 2005, 104,777 shares, with a fair market value of $4.8 million, had been purchased by the KSOP and had not been committed to be released or allocated to KSOP participants.

On June 28, 1999, UI’s shareowners approved a stock option plan for directors, officers and key employees of UI, providing for the grant of options to purchase up to 650,000 shares of common stock over periods from one to ten years following the dates of grant. The exercise price of each option cannot be less than the market value of the stock on the date of the grant. Effective with the formation of the holding company structure on July 20, 2000, all options were converted into options to purchase shares of UIL Holdings’ common stock. On March 25, 2002, the Board of Directors recommended to the shareowners that the plan be amended to increase the maximum number of shares of UIL Holdings’ common stock for which stock options may be granted from 650,000 to 1,350,000, and to increase the limit on the number of shares that may be covered by options granted in any one year to any employee from 50,000 to 150,000. The shareowners approved this amendment at the UIL Holdings Annual Meeting on May 15, 2002. On March 24, 2003, the Board of Directors recommended to the shareowners that the 1999 Stock Option Plan be amended and restated as the UIL Holdings Corporation 1999 Amended and Restated Stock Plan (Plan). Under the Plan, a maximum of 1,350,000 shares of UIL Holdings’ common stock is authorized for issuance upon exercise or grant, as applicable, of stock options, stock appreciation rights (SARS), restricted stock, restricted stock units, performance shares and other awards (collectively, Awards). No more than 200,000 shares of stock may be issued pursuant to Awards of restricted stock, restricted stock units and performance share awards. Shareowners approved the Plan at the UIL Holdings Annual Meeting on May 14, 2003.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Stock option transactions for 2005, 2004 and 2003 are as follows:

	Number of Options		Option Price per Share	Weighted Average Exercise Price
Balance - December 31, 2002	586,454		$39.41-$57.99	$49.77
Granted	310,914	(1)	$36.13-$44.65	$36.26
Forfeited	-		-	-
Exercised	(12,883)		$39.41	$39.41
Balance - December 31, 2003	884,485		$36.13-$57.99	$45.17
Granted	80,987	(1)	$45.42-$50.30	$47.90
Forfeited	(57,945)		$36.13-$56.61	$41.75
Exercised	(237,874)		$36.13-$48.55	$40.98
Balance - December 31, 2004	669,653		$36.13-$57.99	$47.28
Granted	56,671	(1)	$51.43-$52.40	$51.55
Forfeited	(32,898)		$36.13-$57.99	$54.44
Exercised	(118,298)		$36.13-$45.42	$38.22
Balance - December 31, 2005	575,128		$36.13-$57.60	$49.17

Exercisable at December 31, 2003	374,249		$39.41-$57.99	$47.84
Exercisable at December 31, 2004	367,889		$36.13-$57.99	$50.76
Exercisable at December 31, 2005	482,417		$36.13-$57.60	$51.46

(1) One-third of the options granted become exercisable on each of the first three anniversaries of the grant date, with the exception of reload grants, for which the entire grant becomes exercisable six months from the grant date.

The fair values of stock options granted have been estimated on the date of grant using the binomial option-pricing model using the weighted average assumptions below. The binomial option-pricing model is appropriate for valuing options on stocks with high dividend yields, such as UIL Holdings.

	2005	2004	2003
Risk-free interest rate	4.09%	4.18%	4.31%
Expected volatility	24.80%	28.39%	24.65%
Expected lives	6.75 years	6.59 years	7.20 years
Expected dividend yield	6.55%	6.70%	6.37%

The weighted average fair value of options granted during 2005, 2004 and 2003 were $8.41, $9.04, and $6.25 per share, respectively. As of December 31, 2005, 2004 and 2003, the weighted average remaining contractual lives for those options outstanding were 5.9 years, 6.0 years, and 7.2 years, respectively.

On February 23, 1998, UI’s Board of Directors granted 80,000 “phantom” stock options to Nathaniel D. Woodson upon his appointment as President of UI. Effective with the formation of the holding company structure on July 20, 2000, all outstanding phantom stock options were converted to UIL Holdings’ phantom stock options. On May 11, 2005, UIL Holdings’ shareowners approved an amendment which provides that the “phantom” stock options will be settled in shares of UIL Holdings’ common stock rather than in cash. Specifically, upon exercise of the “phantom” stock options, payment will be in shares of UIL Holdings’ common stock, in an amount equal to the excess of the fair market value of the common stock of UIL Holdings on that date over the exercise price of $45.16, multiplied by the number of “phantom” stock options exercised. As a result of this amendment, compensation expense related to these “phantom”

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

stock options is no longer required to be recognized on a mark-to-market basis and the corresponding liability that had been recognized through the date of the amendment has been reclassified to equity. No additional compensation expense was required to be recognized as there was no change in the fair value of the “phantom” stock options as a result of the amendment. Mr. Woodson’s existing employment agreement was also amended to reflect this approved change. All 80,000 phantom stock options are exercisable and any unexercised phantom stock options will expire on February 23, 2008. Prior to this amendment, compensation expense of $0.5 million was recognized in 2004, due to an increase in the stock price during the year. There was no income or expense recognized in 2003 related to these phantom stock options, as the prevailing market price did not exceed the phantom stock option price.

Long-Term Debt
	December 31,
	2005	2004
	(In Thousands)
Pollution Control Revenue Refunding Bonds:
3.00%, 1996 Series, due June 1, 2026 (1)	$7,500	$7,500
3.65%, 1997 Series, due July 1, 2027 (2)	27,500	27,500
3.50%, 1997 Series, due July 1, 2027 (3)	71,000	71,000
3.25%, 1999 Series, due December 1, 2029 (4)	25,000	25,000
Auction Rate, 2003 Series, due October 1, 2033 (5)	64,460	64,460

Notes:
4.42% Senior Notes, Series A, due December 12, 2007	74,000	74,000
3.95% Senior Notes, due December 9, 2008	100,000	100,000
4.89% Senior Notes, Series B, due December 12, 2009	51,000	51,000
7.23% Senior Notes, Series A, due February 15, 2011	25,714	30,000
7.38% Senior Notes, Series B, due February 15, 2011	45,000	45,000

Long-Term Debt	491,174	495,460

Less:
Current portion of long-term debt	4,286	4,286

Net Long-Term Debt	$486,888	$491,174

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

(4)	The interest rate on these Bonds was fixed at 3.25% on February 5, 2003 for a four-year, ten-month period ending December 3, 2007.
(5)	The interest rate on these Bonds is reset through an auction held every 35 days. On December 31, 2005, the interest rate on the Bonds was 3.22%.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The expenses to issue long-term debt are deferred and amortized over the life of the respective debt issue.

Maturities and mandatory redemptions/repayments are set forth below:

	2006	2007	2008	2009	2010
(In Thousands)
Maturities	$4,286	$78,286	$104,286	$55,286	$4,286

(C) REGULATORY PROCEEDINGS

2005 Rate Case

On July 18, 2005, UI filed an application with the Connecticut Department of Public Utility Control (DPUC), requesting an increase to UI’s electricity distribution rate for the first time in more than 10 years. UI requires a rate increase to strengthen its financial integrity and address workforce attrition issues, increases in operating costs and infrastructure planning and investment. UI also requested an increase in its Competitive Transmission Assessment (CTA) rate.

On January 27, 2006, the DPUC issued a final decision in the 2005 Rate Case proceeding. The DPUC set UI's distribution rates at levels that will increase revenues by $14.3 million in 2006. The DPUC set incremental distribution rate increases for 2007, 2008 and 2009, so that revenues will increase a total of $35.6 million, or 4.9%, by 2009 compared to current rates.  Under the four-year plan, the total allowed annual and cumulative revenue increases versus 2005 rates are as follows (in millions of dollars):

	2006	2007	2008	2009
Annual revenue increase	$14.3	$4.3	$10.3	$6.7
Percentage increase from prior year revenues	2.0%	0.6%	1.4%	0.9%

Cumulative revenue increase	$14.3	$18.6	$28.9	$35.6
Cumulative percentage increase from 2005	2.0%	2.6%	4.0%	4.9%

The decision establishes rates on the basis of an authorized return on equity of 9.75%, a decrease from the 10.45% in effect prior to the decision. UI’s cost of capital will be based on an allowed capital structure containing a 48% common equity component and 52% debt capitalization component, a 1% increase in the common equity component as compared to previous allowed capital structure. Earnings above the authorized return will continue to be shared 50% to customers and 50% to retained earnings, with the customers' share divided equally between bill reductions and an accelerated amortization of stranded costs. The CTA rates have not been adjusted in this decision, but the equity return and capital structure for the CTA will be adjusted to the approved distribution equity return and capital structure. This decision does not affect the revenue requirements determination for transmission, including the applicable return on equity, which are within the jurisdiction of the FERC. UI’s authorized return on equity for transmission is currently 13.3%, a portion of which is subject to refund (see “Other Regulatory Matters - Regional Transmission Organization for New England,” of this Note (C) for further information).

On February 10, 2006, UI filed a Petition for Reconsideration with the DPUC requesting that it reconsider the final decision to correct errors in the decision with respect to employee compensation and the pension/post-retirement discount rate. These corrections, if accepted by the DPUC, would increase revenues by approximately $3.5 million in 2006, and $2.4 million in each of the years 2007 through 2009, versus 2005 rates. Dependent upon the outcome of the Petition for Reconsideration, UI will evaluate its other options, as appropriate.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

2002 Rate Case

Prior to the 2005 Rate Case, UI’s rates were based on a September 26, 2002 final decision issued by the DPUC in UI’s 2002 retail customer ratemaking (2002 Rate Case) proceeding. That decision provided for a $30.9 million reduction in UI’s annual revenue requirements, including (1) a $20.3 million reduction to UI’s customer rates, (2) $2.0 million applied annually for additional funding of conservation programs, (3) $8.3 million applied annually to reduce stranded costs, and (4) $0.3 million applied to a combination of uncollectibles, taxes and rate base changes. In accordance with the decision, and after converting from a revenue requirements basis to stranded cost treatment, UI recorded accelerated amortization of stranded costs of $5.6 million before-tax ($4.7 million after-tax) in the fourth quarter of 2002, and reduced customer rates by 3% overall and continued accelerated amortization at $1.4 million before-tax ($1.2 million after-tax) per quarter as of January 1, 2003. The rate reductions, approved by the DPUC, were applied with no significant rate design changes, although the generation services charge (GSC) component of customers’ rates was increased and the competitive transition assessment (CTA) component was decreased in a dollar amount equal to the GSC increase. The final 2002 Rate Case decision established rates on the basis of an authorized return on equity of 10.45% for non-transmission rate base. Earnings above the authorized return were to be shared 50% to customers and 50% to net income, with the customers’ share divided equally between bill reductions and an accelerated amortization of stranded costs. The 2002 Rate Case decision recognized that the revenue requirements determination for transmission, including the applicable return on equity, is within the jurisdiction of the FERC.

On January 8, 2003, in a reopened proceeding requested by UI, the DPUC issued a decision making a technical change to the Rate Case decision, approving UI’s proposed revenue transfer of $3.9 million annually from CTA to the delivery component of rates beginning with the September 26, 2002 effective date and continuing until the decision in UI’s next rate case proceeding.

On February 18, 2004, the DPUC issued a final decision related to UI’s request for recovery of increased pension and post-retirement benefits expenses. As a result of this decision, a subsequent appeal by the Office of Consumer Counsel (OCC) to the Connecticut Superior Court and a DPUC reversal of the February 18, 2004 decision, UI was allowed to recover approximately $1.8 million for the period from February 18, 2004 through June 24, 2004. UI ceased recovery of the increased pension and post-retirement benefits expenses effective June 24, 2004. UI had taken substantial actions in 2003 and 2004 to mitigate the effect of these increased pension and post-retirement benefits expenses and also to reduce the increases themselves through contributing $89 million in cash to the pension plan since the docket was initially reopened in November 2002. These actions, along with better performance of pension fund investments, improved sales growth and changes in pension plan eligibility (See Note G) allowed UI to largely mitigate the effect of the increased pension and post-retirement benefits expenses through the end of 2005.

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

A major component of the Restructuring Act is the collection, by distribution companies, of a “CTA,” a “systems benefits charge (SBC),” an “energy conservation and load management (C&LM) program charge” and a “renewable energy investment (REI) charge.” The CTA represents costs that have been reasonably incurred, or will be incurred, by distribution companies to meet their public service obligations, and that will likely not otherwise be recoverable in a competitive generation and supply market. These costs include above-market long-term purchased power contract obligations, regulatory asset recovery and above-market investments in power plants (stranded costs). The SBC represents public policy costs, such as generation decommissioning and displaced worker protection costs.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Beginning in 2000, UI has collected the CTA, the SBC, the C&LM charge and the REI charge from customers. The DPUC has an annual proceeding to review UI’s collection of the CTA and SBC for the prior year, and to establish the applicable CTA charge and SBC for the next year. Because of overcollection of SBC revenues in 2002, which UI had recognized as a regulatory liability, and an expectation that such revenues would exceed systems benefits charge costs in 2003 and 2004, the DPUC had ordered that SBC on the bills of UI’s customers be reduced for 2004. The 2005 annual CTA/SBC reconciliation to be filed with the DPUC in the first quarter of 2006 will include a request for recovery of amounts related to the misallocation of gross earnings taxes between distribution and CTA. Customer bills were not affected by this misallocation. Although UI believes it is entitled to recovery of such amounts, under the criteria of SFAS No. 71, the amount to be requested for recovery related to periods prior to 2005 has not been recognized as a regulatory asset based on the estimated likelihood for recovery as of December 31, 2005.

Under the Restructuring Act, all Connecticut electricity customers are able to choose their electricity suppliers. Through December 31, 2003, UI was required to offer retail service to its customers under a regulated “standard offer” rate to each customer who did not choose an alternate electricity supplier, even though UI is no longer in the business of power generation. UI was also required under the Restructuring Act to provide back-up power supply service to customers whose alternate electricity supplier failed to provide power supply services for reasons other than the customers’ failure to pay for such services. On December 28, 2001, UI entered into an agreement with Virginia Electric and Power Company, which was subsequently assigned to its affiliate Dominion Energy Marketing, for the supply of all of UI’s standard offer generation service needs from January 1, 2002 through December 31, 2003, and for the supply of all of UI’s generation service requirements for special contract customers through 2008.

In June 2003, the Connecticut General Assembly enacted Public Act 03-135, subsequently amended in part by Public Act 03-221, to provide for electric distribution companies to provide “transitional standard offer service,” beginning January 1, 2004 and continuing through December 31, 2006, to each customer who does not choose an alternate energy supplier. On October 22, 2003, UI entered into an agreement with PSEG Energy Resources & Trade LLC (PSEG) for the supply of all of UI’s transitional standard offer generation service needs, excluding requirements for special contract customers, from January 1, 2004 through December 31, 2006, the end of the transitional standard offer period in Connecticut. The 2003 legislation also makes other changes to restructuring on a going forward basis, including a provision for information on “federally mandated congestion costs” to be on customer bills. In addition, the legislation requires that any new rate case filings include a four-year rate plan. The legislation also provides for the electric distribution companies to recover their costs of procuring and providing transitional standard offer service. Public Act 03-135 provides for a fee of $0.0005 per kilowatt-hour to be collected by the electric distribution company as further compensation for the procurement of transitional standard offer supply. This fee is included in the GSC amounts charged to transitional standard offer customers, and is excluded by the legislation from determinations of whether UI’s rates are just and reasonable. For 2005, this fee generated approximately $2.8 million in revenue. Renewable energy portfolio standards also became effective as of January 1, 2004, pursuant to the legislation, for generation services provided to retail customers. UI has included the requirement to meet these standards for transitional standard offer customers in its power supply agreement, consistent with statutory requirements. In December 2003, the DPUC established UI’s transitional standard offer rates, which became effective January 1, 2004, in accordance with the 2003 Restructuring Legislation.

The 2003 Restructuring Legislation also provides for the DPUC to establish an incentive plan for the procurement of long-term contracts for transitional standard offer service that compares UI’s actual average contract price to a regional average price for electricity, making adjustments as deemed appropriate by the DPUC. If UI’s price is lower than the average, the legislation provides for the plan to allocate $0.00025/kilowatt-hour of transitional standard offer service to the distribution company. The DPUC issued a draft decision on December 8, 2005 approving UI’s proposed methodology for calculating the incentive fee and noting that UI has earned the incentive fee applicable to the year 2004, which amounted to approximately $1.4 million. The draft decision did not address

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

the incentive related to 2005. The final decision related to the 2004 incentive is expected to be issued in the first quarter of 2006.

Sale of Nuclear Generation

The Restructuring Act required that, in order for UI to recover any stranded costs, it must attempt to divest its ownership interests in two nuclear-fueled power plants prior to 2004.

The sale of UI’s 17.5% interest in Seabrook Station and the termination of the sale/leaseback of a portion of its interest in Seabrook Unit 1 was consummated on November 1, 2002. In compliance with Public Act 98-28, enacted by the Connecticut legislature in April 1998, the net-of-tax gain on these transactions, after adjusting for transaction costs and sale-related costs, was used to reduce UI’s stranded costs. In UI’s compliance filing with the DPUC on April 30, 2003, UI reported a net-of-tax gain of approximately $5 million. A final decision was issued on March 3, 2004, approving UI’s calculation without modification. As a result, UI reduced its reserves by approximately $2.5 million during 2004 due to the resolution of tax and other post-closing issues. These true-ups and other subsequent post-closing adjustments were included for approval in the revised 2004 annual CTA/Systems Benefits Charge (SBC) reconciliation which was approved by the DPUC in December 2005.

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

The DPUC’s December 18, 2003 final decision establishing UI’s transitional standard offer also included the DPUC’s approval of the implementation of Federally Mandated Congestion Costs (FMCC) charges on its customers’ bills. The decision established bypassable Federally Mandated Congestion Costs (BFMCC) charges and non-bypassable Federally Mandated Congestion Costs (NBFMCC) charges based on estimates, and indicated that the DPUC would true-up these estimated costs to UI’s actual expenditures through a semi-annual proceeding. By decision dated November 24, 2004, the DPUC authorized an FMCC cost recovery mechanism for the electric distribution companies. That decision recognizes that FMCC costs change from time to time, and that it is appropriate to provide a mechanism for the electric distribution companies to adjust the charges to customers that recover the companies’ FMCC costs. On December 22, 2004, the DPUC issued a final decision increasing the NBFMCC charge UI is authorized to collect from customers. The NBFMCC charge relates to “congestion costs” associated with not having adequate transmission infrastructure to move energy from the generating sources to the consumer and to costs associated with maintaining the reliability of electric service, such as reliability-must-run contracts with generators. Because the purpose of the NBFMCC charge is for the electric distribution company to recover its actual NBFMCC costs on a pass-through basis, the DPUC decision provided for a true-up of NBFMCC costs and revenues on a semi-annual basis such that UI would recover all such charges incurred. The charge originally established for 2004 was based upon estimates that were made in 2003, and reflected estimated NBFMCC lower than were actually incurred. The decision increased the NBFMCC charge from $0.001652 per kWh to

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

$0.012099 per kWh, effective January 1, 2005. This increase is intended to enable UI to recover both the forecasted ongoing NBFMCC costs and the $13.8 million deficit that resulted because the charge originally established was below the incurred costs. In February 2005, the DPUC initiated a semi-annual reconciliation proceeding relating to FMCCs and GSC. Based upon the increases for 2005 authorized in the December 22, 2004 decision, UI did not seek another rate adjustment in the first such proceeding. UI made a reconciliation filing in August 2005, with a follow-up letter filed on December 29, 2005. The DPUC held a proceeding on February 9, 2006 to address the filing which resulted in a reduction in the NBFMCC charge, equivalent to approximately $15 million per year.

On June 23, 2004, the DPUC approved UI’s request to amend its Purchased Power Adjustment Clause rate component to allow UI to apply the clause to special contract customers. The DPUC also approved a Purchased Power Adjustment rate of $0.000264 per kWh to be applied against special contract load to reflect the increased cost to serve these customers. This decision will allow UI to recover changes in the cost to procure energy as it relates to special contract customers through the GSC. The decision did not explicitly order the accounting for the increased costs of $0.8 million related to UI’s special contract customers for the period from January 1, 2004 through June 22, 2004 (the day before the effective date of the final decision). The actual costs for that period to procure power for UI’s special contracts were included in the revised annual CTA/SBC reconciliation filing for 2004 which was approved by the DPUC in December 2005.

On October 20, 2004, the DPUC issued a final decision requiring electric distribution companies to enter into contracts for the purchase of long-term renewable energy. In accordance with the terms of this decision, UI will be required to enter into such contracts by July 1, 2007, and will be required to provide status reports to the DPUC at defined intervals beginning in July 2005, until such time that at least 100 megawatts of renewable energy has been procured statewide. This decision is not expected to have a material impact on UI’s results of operations or financial condition.

Public Act 03-6 of the June 30, 2003 special session and Public Act 03-1 of the September 8, 2003 special session of the Connecticut General Assembly provide, for the period February 1, 2003 through July 31, 2005, for certain of the funds collected by electric distribution companies from retail customers in the C&LM charge to be transferred to the general funds of the state. The legislation provides that the transfer of funds would not occur provided that the C&LM and REI funds are securitized for two fiscal years beginning July 1, 2003, through the state’s issuance of rate reduction bonds secured by customer revenue streams. On October 28, 2003, the DPUC issued a financing order providing for the issuance of rate reduction bonds by the State of Connecticut, adjustment of the C&LM and REI charges, and an increase in the corresponding CTA charge on customers’ bills. The rate reduction bonds were issued by the state during the second quarter of 2004. The amounts collected through the CTA for servicing of the rate reduction bonds are not revenue to UI. As a result, the securitization will have the effect of reducing UI’s revenue by approximately $6.5 million annually, with such amounts to be utilized for debt service for the state’s rate reduction bonds. Absent securitization, these amounts would otherwise have been utilized for C&LM or REI expenditures. UI’s management does not expect there to be any material effect on UI’s earnings or financial condition as a result of such securitization.

Tax Credits Related to the Sale of Generation

On December 21, 2005, the Internal Revenue Service (IRS) issued proposed regulations that would allow public utilities, in certain circumstances, to return certain tax benefits pertaining to divested or deregulated public utility property to customers. Specifically, these regulations deal with accumulated deferred investment tax credits (ADITC) and excess deferred federal income taxes (EDFIT) associated with public utility property. These regulations take the place of previously issued proposed regulations, dated March 3, 2003, which have now been withdrawn by the IRS.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

UI had been previously ordered by the DPUC to seek a Private Letter Ruling (PLR) from the IRS requesting permission to immediately flow-through to customers $3.2 million of ADITC and $0.2 million of EDFIT relating to fossil-fueled generating stations formerly owned by UI.

The proposed regulations would only allow public utilities to return ADITC and EDFIT to customers under certain specific and limited circumstances. Under the proposed guidance provided in these new regulations, none of the ADITC or the EDFIT related to the generating stations previously sold could be flowed-through.

Although the IRS has not officially responded to UI’s PLR request, these proposed regulations indicate the IRS’ current position as to the treatment of these tax benefits. The IRS is providing for the submission of written comments during a public comment period which will end on March 21, 2006, and will hold a public hearing on this matter at the IRS National Office on April 5, 2006. In the event the final regulations are issued in their current form, or if UI were to receive a PLR from the IRS consistent with the proposed regulations, UI anticipates recording a positive earnings adjustment of approximately $6.4 million (including $3.0 million related to UI’s former ownership interest in the Millstone Unit 3 nuclear generating facility) representing the balance of ADITC and EDFIT related to the generating stations previously sold. This adjustment would have no current impact on cash flow.

Bridgeport RESCO Generating Facility

Effective January 1, 2003, UI began selling its energy entitlement from its long-term purchase power contract with the Bridgeport RESCO generating facility into the New England wholesale market at market prices. To the extent that UI receives revenue from these sales that exceeds the amount it pays to Bridgeport RESCO for this energy on a cumulative basis, the difference is used to adjust the above-market portion of purchase power expense recovered through UI’s CTA. This methodology has been approved by the DPUC, with all relevant data and calculations subject to review in the annual CTA reconciliation docket. To the extent that expenses paid for this energy exceed revenues on a cumulative basis, UI would advise the DPUC and propose an alternative recovery mechanism. This arrangement will end on December 31, 2008.

Excess GSC

Public Act 03-135 requires the DPUC to allocate the proceeds of the electric distribution company’s retail adder (excess GSC revenues over GSC costs) to the utility’s cost of procuring power, then to mitigate the increase in cost relative to the existing standard offer that would be recovered from the customer and then to stranded cost recovery. As a result, the DPUC ordered UI to cease any further application of the retail adder toward accelerated stranded cost reduction, pending DPUC determination of the use of the funds in future proceedings. Until such review, UI was to “bank” such excess GSC amounts in a liability account. On December 18, 2003, the DPUC issued a final decision on the Transitional Standard Offer docket which, among other things, ordered UI to amortize $3.6 million of the banked amount over the next three years, with the remainder to be used to offset temporary cash flow shortfalls resulting from the difference between the GSC collected from customers through rates and the monthly cost for transitional standard offer supply. Due to UI incurring greater than anticipated NBFMCC charges, UI had paid significantly more for purchased power than it had collected from customers, resulting in a negative bank of $6.2 million as of December 31, 2004. As previously noted, on December 22, 2004, the DPUC issued a final decision increasing the NBFMCC charge UI is authorized to collect from customers. This will enable UI to recover both the forecasted ongoing NBFMCC costs and the deficit that had resulted from the current charge being below the incurred costs.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Federal Energy Regulatory Commission

UI filed a revised local network service transmission tariff which was approved by the FERC in the fourth quarter of 2005. The revised transmission tariff will allow UI to recover its transmission revenue requirements on a prospective basis, subject to reconciliation with actual revenue requirements. Under UI’s previous transmission tariff, the annual period during which wholesale transmission rates were effective began after the annual period used to calculate the required transmission rates. The revised tariff will reduce the lag between the time transmission-related costs are incurred and the period in which rates are effective. In addition, UI received approval to include in transmission rate base 50% of new construction work in progress related to the project to construct a 345-kiloVolt transmission line from Middletown, Connecticut, to Norwalk, Connecticut which will improve cash flow during design and construction of that transmission facility.

UI is required to file information regarding Regional Network Service transmission on an annual basis with the FERC.

Regional Transmission Organization for New England

On March 24, 2004, the FERC conditionally approved Independent System Operator - New England’s (ISO-NE’s) joint proposal with the New England Transmission Owners (TOs) for the creation of a Regional Transmission Organization (RTO). The creation of an RTO for New England (RTO-NE) will strengthen the independent oversight of the region’s bulk power system and wholesale electricity marketplace. UI is a party to all of the agreements that establish RTO-NE and a signatory to the joint RTO filing with the FERC. RTO-NE commenced operation effective February 1, 2005. As a member of RTO-NE, UI is eligible for the FERC’s participation incentive adder (50 basis points above the approved transmission base return on equity) for joining RTO-NE. The 50 basis point participation adder is applicable to UI’s pool transmission facilities (PTF). The common base ROE of 12.8% requested by the TOs became effective on February 1, 2005 when RTO-NE commenced operation. All of the TOs, including UI, will be able to earn the common base ROE of 12.8% plus the 50 basis point participation adder (or 13.3%) on their PTF and the common base ROE of 12.8% on their non-PTF, subject to refund, pending a final FERC decision on the justness and reasonableness of the common base ROE. On May 27, 2005, an Administrative Law Judge issued a draft decision that would set the base ROE at 10.72% (plus the 50 basis point adder). Reply briefs have been filed and a final decision is pending. Meanwhile, the TOs continue to collect rates based on the requested 12.8% (plus 50 basis point adder) pending the final decision, subject to refund. In the event that refunds are required as a result of a final decision, UI expects to administer such refunds on a prospective basis.

(D) SHORT-TERM CREDIT ARRANGEMENTS

UIL Holdings has a money market loan arrangement with JPMorgan Chase Bank. This is an uncommitted short-term borrowing arrangement under which JPMorgan Chase Bank may make loans to UIL Holdings for fixed maturities from one day up to six months. JPMorgan Securities, Inc. acts as an agent and sells the loans to investors. The fixed interest rates on the loans are determined based on conditions in the financial markets at the time of each loan. As of December 31, 2005, UIL Holdings had $4 million of short-term borrowings outstanding under this arrangement. This amount is included in the line item “Notes Payable” in the Consolidated Balance Sheet.

On July 29, 2004, UIL Holdings entered into a revolving credit agreement with a group of banks that extends to July 28, 2007. The borrowing limit of this facility is $100 million. The facility permits UIL Holdings to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits UIL Holdings to borrow money for fixed periods of time specified by UIL Holdings at fixed interest rates determined by the Eurodollar inter-bank market in London (LIBOR). If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of UIL Holdings and its subsidiaries, on a consolidated basis,

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

should occur, the banks may decline to lend additional money to UIL Holdings under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not then become due and payable. As of December 31, 2005, UIL Holdings had $16 million of short-term borrowings outstanding under this arrangement. This amount is included in the line item “Notes Payable” in the Consolidated Balance Sheet.

On June 30, 2005, Xcelecom amended its existing revolving credit agreement with two banks to extend the term to June 30, 2007. This agreement, as amended, provides for a $30 million revolving loan facility available to meet working capital needs and to support standby letters of credit issued by Xcelecom in the normal course of its business, and up to $5 million to meet capital equipment needs. Capital equipment loans under this facility can be converted to amortizing term loans with a maturity of up to four years. This agreement also provides for the payment of interest at a rate, at the option of Xcelecom, based on the agent bank’s prime interest rate or LIBOR. All borrowings outstanding under this agreement are secured solely by assets of Xcelecom and its subsidiaries. As of December 31, 2005, there was $5.1 million outstanding under the revolving working capital balance under this facility. This amount is included in the line item “Notes Payable” in the Consolidated Balance Sheet. Xcelecom had $0.5 million of capital equipment funding that had been converted to term notes outstanding and standby letters of credit of $6.2 million outstanding at December 31, 2005 under the facility. Of the total $0.5 million of capital equipment funding converted to term notes, approximately $0.1 million is included in the line item “Notes Payable” in the Consolidated Balance Sheet, and the remaining $0.4 million is included in the line item “Long-term notes payable” in the Consolidated Balance Sheet.

Information with respect to short-term borrowings of UIL Holdings and Xcelecom is set forth below:

	2005	2004	2003
	($ In Thousands)
UIL Holdings
Maximum aggregate principal amount of short-term borrowings outstanding at any month-end	$24,000	$67,500	$64,500
Average aggregate short-term borrowings outstanding during the year*	$15,890	$30,866	$32,471
Weighted average interest rate*	4.35%	1.7%	1.8%
Principal amounts outstanding at year-end	$20,000	$8,000	$64,500
Annualized interest rate on principal amounts outstanding at year-end	5.19%	3.3%	1.9%
Fees*	$263	$515	$462

Xcelecom
Maximum aggregate principal amount of short-term borrowings outstanding at any month-end	$11,170	$4,630	$4,740
Average aggregate short-term borrowings outstanding during the year*	$7,751	$2,267	$2,175
Weighted average interest rate*	6.8%	3.6%	2.5%
Principal amounts outstanding at year-end	$5,100	-	-
Annualized interest rate on principal amounts outstanding at year-end	6.5%	-	-
Fees*	$140	$156	$157

*Average short-term borrowings represent the sum of daily borrowings outstanding, weighted for the number of days outstanding and divided by the number of days in the period. The weighted average interest rate is determined by dividing interest expense by the amount of average borrowings. Fees are excluded from the calculation of the weighted average interest rate.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(E) INCOME TAXES

	2005	2004	2003
	(In Thousands)
Income tax expense for continuing operations consists of:
Income tax provisions:
Current
Federal	$17,505	$17,180	$11,151
State	1,879	5,001	4,971
Total current	19,384	22,181	16,122
Deferred
Federal	4,652	8,422	16,401
State	1,190	563	1,314
Total deferred	5,842	8,985	17,715

Investment tax credits	(450)	(431)	(387)

Total income tax expense for continuing operations	$24,776	$30,735	$33,450

Income tax components charged as follows:
Operating tax expense	$29,406	$36,167	$36,743
Nonoperating tax benefit	(1,789)	(3,179)	(2,810)
Equity investment tax benefit	(2,841)	(2,253)	(483)

Total income tax expense	$24,776	$30,735	$33,450

The following table details the components
of the deferred income tax provision:
Gain on sale of utility property	(70)	(19)	(51)
Seabrook sale/leaseback - operating tax benefit	-	1,112	-
Seabrook lease buyout	(1,717)	(1,626)	-
Pension benefits	5,135	2,584	11,238
Accelerated depreciation	(1,851)	3,112	6,646
Interest Expense - taxes	(1,908)	780	-
New Hampshire NOL	255	253	-
Conservation and load management	(107)	(107)	(107)
Displaced worker protection costs	-	222	(353)
Bond redemption costs	73	(1,026)	(1,026)
Cancelled nuclear project	-	-	(300)
Restructuring costs	-	(8)	(538)
Regulatory deferrals	5,238	6,202	2,345
Other - net	794	(2,494)	(139)

Deferred income tax provision - net	$5,842	$8,985	$17,715

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Total income taxes differ from the amounts computed by applying the federal statutory tax rate to income before taxes. The reasons for the differences are as follows:

	2005	2004	2003
	(In Thousands)
Computed tax at federal statutory rate	$19,646	$23,679	$22,046
Increases (reductions) resulting from:
ITC taken into income	(450)	(430)	(387)
Allowance for equity funds used during construction	(705)	(392)	(531)
Amortization of nuclear plant regulatory assets	4,703	4,780	7,925
Book depreciation in excess of non-normalized tax depreciation	(484)	130	(150)
State income taxes, net of federal income tax benefits	1,995	3,616	4,085
Other items - net	71	(648)	462

Total income tax expense	$24,776	$30,735	$33,450

Book income from continuing operations before income taxes	$56,132	$67,653	$62,987

Effective income tax rates	$44.1%	45.4%	53.1%

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

Legislation enacted in Connecticut on February 28, 2003 imposed a 20% surcharge on the corporation business tax for the year 2003. This surcharge, which was made retroactive to January 1, 2003, effectively increased the statutory rate of Connecticut corporation business tax from 7.5% to 9.0% for the year 2003. Due to this change, the combined effective statutory federal and state income tax rate for UIL Holdings’ Connecticut-based entities was 40.85% for the year 2003.

In addition, legislation was also enacted in Connecticut on August 16, 2003 that imposed a 25% surcharge on the corporation business tax for the year 2004. This surcharge increased the statutory rate of Connecticut corporation business tax from 7.5% to 9.375% for the year 2004. Due to this change, the combined effective statutory federal and state income tax rate for UIL Holdings’ Connecticut-based entities increased slightly from 40.85% for the year 2003 to 41.094% for the year 2004. Due to the elimination of the surcharge effective January 1, 2005, the combined effective statutory federal and state income tax rate for UIL Holdings’ Connecticut-based entities decreased from 41.094% for the year 2004 to 39.875% for the year 2005.

The effective income tax rate for the year ended December 31, 2005 was 44.1% as compared to 45.4% for the year ended December 31, 2004. The decrease in the 2005 rates is due primarily to: (1) the utilization of approximately $1.6 million of state income tax credits associated with the Connecticut Corporation Business Tax for the year 2005, (2) differences in the amounts of non-normalized tax depreciation in excess of book depreciation, and (3) non-normalized effects associated with CTA.

At December 31, 2005, UIL Holdings had non-current deferred tax liabilities for taxable temporary differences of $370.9 million and non-current deferred tax assets for deductible temporary differences of $29.9 million, resulting in a net non-current deferred tax liability of $341.0 million. UIL Holdings had current deferred tax assets of $6.6

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

million at December 31, 2005. UIL Holdings did not have any current deferred tax liabilities at December 31, 2005. At the end of 2005, subsidiaries of UIL Holdings had state tax net operating losses of $23.6 million which are subject to carryforward only and expire at various times between 2007 and 2012. UIL Holdings has recorded a deferred tax benefit of $1.3 million for state net operating loss carryforwards which is included in the line “Other” in the “Deferred income tax assets” section of the table below. Realization of income tax loss carryforwards is dependent on generating sufficient taxable income prior to the expiration of these carryforwards. UIL Holdings has concluded that it is more likely than not that it will realize all but $0.6 million of the tax benefit of the state net operating losses, and accordingly a valuation allowance of $0.6 million was established in the fourth quarter of 2005. The following table summarizes UIL Holdings’ deferred tax assets and liabilities for the years ended December 31, 2005 and 2004:

	2005	2004
	(in thousands)
Deferred income tax assets:
SFAS No. 109 gross-up effect on deferred taxes	$8,594	$9,507
Post-retirement benefits	6,444	4,825
Valuation allowance for deferred tax assets	(600)	-
Other	22,138	16,618
	36,576	30,950

Deferred income tax liabilities:
Plant basis differences	166,442	179,726
Accelerated depreciation timing differences	115,019	116,869
CTA revenue adjustment	25,368	20,130
Seabrook lease buyout	24,628	26,346
Pension	21,591	15,913
Bridgeport Energy basis difference	4,255	4,255
Other	13,585	8,838
	370,888	372,077
Deferred income taxes - net	$334,312	$341,127

SFAS No. 109, “Accounting for Income Taxes,” requires that all current deferred tax assets and liabilities within each particular tax jurisdiction be offset and presented as a single amount in the Consolidated Balance Sheet. A similar procedure is followed for all non-current deferred tax assets and liabilities. Amounts in different tax jurisdictions cannot be offset against each other. The amount of deferred income taxes as of December 31, included on the following lines of the Consolidated Balance Sheet, is as follows:

	2005	2004
Assets:
Deferred and refundable income taxes	$6,641	$4,355

Liabilities:
Deferred income taxes	340,953	345,482
Deferred income taxes - net	$334,312	$341,127

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(F) SUPPLEMENTARY INFORMATION

	2005	2004	2003
	(In Thousands)
Operating Revenues
Utility
Retail	$767,545	$691,554	$613,885
Wholesale	35,782	24,446	24,591
Other	9,068	48,027	31,144
Non-utility business unit revenues
Xcelecom	400,682	337,192	294,036
Other	19	68	21

Total Operating Revenues	$1,213,096	$1,101,287	$963,677

Fuel and Energy
Fuel and Energy Expense	$435,681	$400,802	$296,707
Purchase Power above market fuel expense credit (1)	(21,751)	(22,897)	(24,034)
Total Fuel and Energy Expense	$413,930	$377,905	$272,673

Depreciation and Amortization
Utility property, plant, and equipment	$29,535	$28,728	$28,274
Non-utility business property, plant and equipment	3,572	3,530	3,540
Total Depreciation	33,107	32,258	31,814
Amortization of nuclear plant regulatory assets	13,034	9,790	20,197
Amortization of purchase power contracts (1)	21,751	22,897	24,034
Amortization of other CTA regulatory assets	(157)	1,063	1,109
Amortization of cancelled plant	-	-	850
Subtotal CTA Amortization	34,628	33,750	46,190
Amortization of intangibles	1,073	1,246	1,236
Amortization of other regulatory assets	227	832	2,999
Total Amortization	35,928	35,828	50,425
Total Depreciation and Amortization	$69,035	$68,086	$82,239

Taxes - Other than Income Taxes
Operating:
Connecticut gross earnings	$26,763	$25,259	$25,842
Local real estate and personal property	10,217	10,216	9,027
Payroll taxes	6,422	5,810	6,219
Total Taxes - Other than Income Taxes	$43,402	$41,285	$41,088

Other Income and (Deductions), net
Interest income	$2,956	$1,802	$1,197
Allowance for funds used during construction	2,815	1,760	2,491
Seabrook reserve reduction	-	2,661	-
C&LM incentive	820	1,298	196
GSC procurement fee	4,063	2,622	-
ISO load response, net	1,362	141	-
Insurance Recovery gain	1,864	-	-
Miscellaneous other income and (deductions) - net	(763)	(2,348)	589
Total Other Income and (Deductions), net	$13,117	$7,936	$4,473

Other Interest, net
Notes Payable	$691	$538	$612
Other	2,991	511	1,791
Total Other Interest, net	$3,682	$1,049	$2,403

(1) The amortization of this regulatory asset is a cash neutral item, as there is an offsetting liability which is relieved through a credit to fuel and energy expense.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(G) PENSION AND OTHER BENEFITS

The United Illuminating Company Pension Plan (the “Pension Plan”) covers substantially all employees of UIL Holdings and UI and certain management employees of Xcelecom, in each case other than newly hired employees as described below in this Note (G). Xcelecom employees no longer accrue benefits under the Pension Plan, but any benefits accrued to them through December 2003 remain in the Pension Plan. UI also has a non-qualified supplemental pension plan for certain employees and a non-qualified retiree-only pension plan for certain early retirement benefits. The net pension expense for these plans for 2005, 2004 and 2003 was $9.4 million, $10.3 million, and $17.5 million, respectively.

According to SFAS No. 132 (Revised), “Employer’s Disclosure about Pensions and Other Post-retirement Benefits,” disclosures pertaining to the Pension Plan include investment strategy, asset allocation mix, contributions, the assumptions for the expected rate of return on assets, measurement dates, accumulated benefit obligation levels for all pension plans and ten years of projected pension benefit payments. UI set forth an investment policy to delegate the oversight and management of pension assets and procedures for monitoring and control. UI has engaged Frank Russell Trust Company as the trustee and investment manager to assist in areas of asset allocation and rebalancing, portfolio strategy implementation, and performance monitoring and evaluation.

The goals of the asset investment strategy are to:
•	Achieve long-term capital growth while maintaining sufficient liquidity to provide for current benefit payments and Pension Plan operating expenses.
•	Provide a total return that, over the long-term, provides sufficient assets to fund Pension Plan liabilities subject to an appropriate level of risk, contributions and pension expense.
•
Maximize the return on assets, over the long-term, by investing primarily in equities. The inclusion of additional asset classes with differing rates of return, volatility and correlation are utilized to reduce risk by providing diversification relative to equities.

•	Diversify investments within asset classes to maximize preservation of principal and minimize over-exposure to any one investment, thereby minimizing the impact of losses in single investments.

The Pension Plan will maintain compliance with the Employee Retirement Income Security Act of 1974 (ERISA) as amended, and any applicable regulations and laws.

The Finance Committee of the Board of Directors (Finance Committee) oversees the investment of Pension Plan assets in conjunction with management and has conducted a review of the Investment Strategies and Policies of the Pension Plan. This review included an analysis of the strategic asset allocation, including the relationship of Pension Plan assets to Pension Plan liabilities, and portfolio structure. The Finance Committee has left the target asset allocation for 2006 unchanged from 2005 for both the pension and other post-retirement employee benefit funds. The other post-retirement employee benefit fund assets are invested in a balanced mutual fund and, accordingly, the asset allocation mix of the balanced mutual fund may differ from the target asset allocation mix from time to time. A breakdown of the 2006 target asset allocation, as well as the actual asset allocation as of December 31, 2005 and 2004 is detailed below:

		Percentage of Plan Assets at Year-End
	Target	Pension Benefits		Other Post-retirement Benefits
	Allocation	2005	2004	2005	2004
Equity securities	65%	66%	66%	65%	64%
Debt securities	25%	25%	24%	32%	34%
Other	10%	9%	10%	3%	2%

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The above allocations may be revised by the Finance Committee.

Funding policy for the Pension Plan is to make annual contributions that satisfy the minimum funding requirements of ERISA but that do not exceed the maximum deductible limits of the Internal Revenue Code. These amounts are determined each year as a result of an actuarial valuation of the Pension Plan. In 2003, a $45 million contribution was made to the Pension Plan, which increased the total plan assets to a level which exceeded the accumulated benefit obligations and thereby reduced the Other Comprehensive Loss of $26.5 million, after-tax, recorded in 2002. In 2004, UI contributed $16.7 million to the Pension Plan, the entire amount of which was attributable to the 2003 plan year for income tax purposes. In 2005, UI contributed $14.9 million to the Pension Plan, the entire amount of which was attributable to the 2005 plan year for income tax purposes.

UI has established a supplemental retirement benefit trust and through this trust purchased life insurance policies on officers of UI to fund the future liability under the non-qualified supplemental plan. The cash surrender value of these policies is included in Other Investments on the Consolidated Balance Sheet.

UI does not expect to make a contribution to the Pension Plan for 2006. The Accumulated Benefit Obligation as of December 31, 2005 for the qualified and non-qualified plans is $285.8 million and $8.3 million, respectively.

There is potential variability to the pension expense calculation depending on changes in certain assumptions: if there had been a 0.25% change in the discount rate used, the pension expense would have increased or decreased inversely by $0.9 million; if there had been a 1% change in the expected return on assets, the pension expense would have increased or decreased inversely by $2.8 million.

In addition to providing pension benefits, UI also provides other post-retirement benefits (OPEB), consisting principally of health care and life insurance benefits, for retired employees and their dependents. UI does not provide prescription drug benefits for Medicare eligible employees in its post-retirement health care plans. Non-Union employees who are 55 years of age and whose sum of age and years of service at time of retirement is equal to or greater than 65 are eligible for benefits partially subsidized by UI. Union employees whose sum of age and years of service at the time of retirement is equal to or greater than 85 (or who are 62 with at least 20 years of service) are eligible for benefits partially subsidized by UI. The amount of benefits subsidized by UI is determined by age and years of service at retirement. UI is expected to contribute approximately $5 million in 2006 to fund OPEB for non-union employees, subject to approval by the Internal Revenue Service of the funding vehicle.

For funding purposes, UI established a Voluntary Employees’ Benefit Association Trust (VEBA) to fund OPEB for UI’s union employees. The funding strategy for the VEBA is to select funds that most clearly mirror the pension allocation strategy. Approximately 43% of UI’s employees are represented by Local 470-1, Utility Workers Union of America, AFL-CIO, for collective bargaining purposes. UI established a 401(h) account in connection with the Pension Plan to fund OPEB for UI’s non-union employees who retire on or after January 1, 1994. UI did not make a contribution to the 401(h) account in 2003. The 401(h) account was closed at the end of 2003, as the benefit payments exceeded the ability to make additional contributions and the account effectively became a revolving account. UI did not make contributions to the union VEBA in 2003 or 2005. In 2004, UI contributed $1.9 million to the union VEBA. Plan assets for the union VEBA consist primarily of equity and fixed-income securities. There is potential variability in the calculation of OPEB plan expenses depending on changes in certain assumptions: if there had been a 0.25% change in the discount rate assumed, the OPEB plan expenses would have increased or decreased inversely by $0.2 million; if there had been a 1% change in the expected return on VEBA assets, the OPEB plan expenses would have increased or decreased inversely by $0.2 million.

To develop the expected long-term rate of return on assets assumption, UI considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio. This resulted in the selection of the 8.0% return on plan assets.

The projected, long-term average wage increase was reduced slightly from 4.5% to 4.4% in 2005 based upon the 2005 Rate Case decision and projected salary data. The discount rate has historically been established by using the Moody’s Aa Long-Term Corporate bond rate as of the prior year-end and rounding to the nearest 25 basis points. The Moody’s Aa Long-Term Corporate bond rate as of December 31, 2004 was 5.66% and thus rounding to the nearest 25 basis point brought the rate to 5.75%. The Moody’s Aa Long-Term Corporate bond rate as of December 31, 2005 was 5.41% (a semiannual rate) and thus rounding to the nearest 25 basis point and compounding to a full year computes to a 5.5% discount rate for 2005. A cash flow correlation analysis was also performed to support the use of a 5.5% discount rate. The health care cost trend rate assumption for 2005 for pre-65 retirees is 12%, declining by 1% annually to a steady-state growth rate of 5.5%. The health care cost trend rate assumption for 2005 for post-65 retirees is 6.5%, declining by 0.5% annually to a long-term rate of 5.0%.

In accordance with SFAS No. 87, “Employers’ Accounting for Pensions” (SFAS No. 87) and SFAS No. 106, “Employers’ Accounting for Post-retirement Benefits Other Than Pensions” (SFAS No. 106), UI utilizes an alternative method to amortize prior service costs and unrecognized gains and losses. UI amortizes prior service costs for both the Pension Plan and OPEB plan on a straight-line basis over the average remaining service period of participants expected to receive benefits. UI utilizes an alternative method to amortize unrecognized actuarial gains and losses related to the Pension and OPEB plan over the lesser of the average remaining service period or ten years. For SFAS No. 87 purposes there is a five percent corridor established equal to the greater of the projected benefit obligation or the market-related value of assets prior to capturing gains and losses. However, for capturing the amortization of OPEB unrecognized gains and losses, there is no corridor due to the low dollar amount.

A new retirement plan became effective on April 1, 2005 for new employees hired into the bargaining unit and May 1, 2005 for all other new employees. Such new employees will not participate in the Pension Plan or receive retiree medical plan benefits. The new retirement plan, which is a “defined contribution plan”, consists of the current provisions of UI's 401(k)/Employee Stock Ownership Plan (KSOP) plus the following benefits:

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The following table represents the change in benefit obligation, change in plan assets and the respective funded status of UI’s pension and post-retirement plans as of December 31, 2005 and 2004.

	Pension Benefits		Other Post-retirement Benefits
	2005	2004	2005	2004
Change in Benefit Obligation	(in Thousands)
Benefit obligation at beginning of year	$321,459	$309,173	$55,864	$52,512
Service cost	6,310	5,950	980	923
Interest cost	17,978	18,016	3,116	3,055
Participant contributions	N/A	N/A	886	814
Amendments	741	-	534	-
Actuarial (gain) loss	17,761	9,584	7,335	2,307
Settlements, curtailments and other	327	-	37	-
Benefits paid (including expenses)	(18,261)	(21,264)	(4,190)	(3,747)
Benefit obligation at end of year	$346,315	$321,459	$64,562	$55,864

Change in Plan Assets
Fair value of plan assets at beg. of year	$282,380	$259,410	$19,546	$16,963
Actual return on plan assets	19,594	26,567	1,259	1,915
Employer contributions	15,225	17,667	2,018	3,601
Participant contributions	-	N/A	886	814
Benefits paid (including expenses)	(18,261)	(21,264)	(4,190)	(3,747)
Fair value of plan assets at end of year	$298,938	$282,380	$19,519	$19,546

Funded Status at December 31:
Projected benefits (less than) greater than plan assets	$47,377	$39,079	$45,043	$36,318
Unrecognized prior service cost	(6,229)	(6,641)	663	1,377
Unrecognized transition asset (obligation)	-	524	(6,702)	(7,761)
Unrecognized net gain (loss) from past experience	(91,851)	(77,792)	(22,549)	(17,554)
(Prepaid)/accrued benefit obligation	$(50,703)	$(44,830)	$16,454	$12,380

Amounts recognized in the Consolidated Balance Sheet consist of:
Prepaid benefit cost	$(56,532)	$(49,532)	$-	$-
Accrued benefit liability	8,272	6,102	16,454	12,380
Intangible asset	(880)	(427)	-	-
Accumulated other comprehensive income	(1,563)	(973)	-	-
Net amount recognized	$(50,703)	$(44,830)	$16,454	$12,380

The following weighted average actuarial assumptions were used in calculating the benefit obligations at December 31:
Discount rate	5.50%	5.75%	5.50%	5.75%
Average wage increase	4.40%	4.50%	N/A	N/A
Pre-65 healthcare trend rate(current yr)	N/A	N/A	11.00%	12.00%
Pre-65 healthcare trend rate (2012+)	N/A	N/A	5.50%	5.50%
Post-65 healthcare trend rate(current yr)	N/A	N/A	6.00%	6.50%
Post-65 healthcare trend rate (2008+)	N/A	N/A	5.00%	5.00%

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The components of net periodic benefit cost are:

	For the Year Ended December 31,
	Pension Benefits			Other Post-retirement Benefits
	2005	2004	2003	2005	2004	2003
	(In Thounsands)
Components of net periodic benefit cost:
Service cost	$6,310	$5,950	$6,214	$979	$923	$777
Interest cost	17,978	18,016	17,820	3,116	3,055	3,154
Expected return on plan assets	(22,258)	(20,048)	(14,180)	(1,518)	(1,310)	(1,211)
Amortization of:
Prior service costs	1,021	1,060	1,179	(180)	(180)	(180)
Transition obligation (asset)	(524)	(1,054)	(1,054)	1,058	1,058	1,058
Actuarial (gain) loss	6,338	6,591	7,514	1,668	1,693	1,631
Settlements and curtailments	488	-	1	968	-	-
Net periodic benefit cost	$9,353	$10,515	$17,494	$6,091	$5,239	$5,229

The following actuarial weighted average assumptions were used in calculating net periodic benefit cost:
Discount rate	5.75%	*	6.00%	6.75%	5.75%	*	6.00%	6.75%
Average wage increase	4.50%		4.50%	4.50%	N/A		N/A	N/A
Return on plan assets	8.00%		8.00%	8.00%	8.00%		8.00%	8.00%
Pre-65 health care trend rate (current year)	N/A		N/A	N/A	12.00%		13.00%	14.00%
Pre-65 health care trend rate (2012+)	N/A		N/A	N/A	5.50%		5.50%	5.50%
Post-65 health care trend rate (current year)	N/A		N/A	N/A	6.50%		7.00%	7.50%
Post-65 health care trend rate (2008+)	N/A		N/A	N/A	5.00%		5.00%	5.00%

N/A - not applicable
*5% discount rate used at June 30, 2005 for non-qualified plan and unfunded life plan.

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

A one percentage point change in the assumed health care cost trend rate would have the following effects:

	1% Increase	1% Decrease
	(In Thousands)
Aggregate service and interest cost components	$657	$(530)
Accumulated post-retirement benefit obligation	$8,758	$(7,184)

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The following table summarizes the expected future benefit payments to be paid:

Year	Pension Benefits	Other Post-retirement Benefits
	(in Thousands)
2006	$22,996	$3,458
2007	18,726	3,488
2008	22,515	3,547
2009	20,354	3,703
2010	20,465	3,796
2011 - 2015	$117,272	$20,628

UI has a 401(k)/Employee Stock Ownership Plan (KSOP) in which substantially all of its employees and the employees of UIL Holdings and UCI are eligible to participate. The KSOP enables employees to defer receipt of a portion of their compensation, up to statutory limits, and to invest such funds in a number of investment alternatives. Matching contributions are made to the KSOP, in the form of UIL Holdings’ common stock, based on each employee’s salary deferrals in the KSOP. As of January 1, 2003, the matching contribution to the KSOP is 100% of the first 3% of employee compensation deferred and 50% of the next 2% deferred. The maximum match is 4% of annual salary and all matching contributions continue to be made in the form of UIL Holdings’ common stock. Matching contributions to the KSOP during 2005, 2004 and 2003 were $2.4 million, $2.2 million and $2.1 million, respectively.

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

Certain of Xcelecom’s subsidiaries make contributions to union-administered benefit funds, which cover the majority of the subsidiaries’ union employees. Governmental regulations require that, in the event of plan termination or employer withdrawal, an employer may be liable for a portion of the plan’s unfunded vested benefits, if any. Xcelecom is not aware of any liabilities resulting from unfunded vested benefits related to union-administered benefit plans. Xcelecom does not anticipate withdrawal from the plans, nor is Xcelecom aware of any expected plan terminations.
In December of 2001, Xcelecom established the Xcelecom, Inc. 401(k) Plan. Upon establishment, Xcelecom merged each of the separate subsidiary non-union retirement plans into this single company-wide plan in a staged manner. Beginning on January 1, 2002, non-union employees of Xcelecom’s subsidiaries merged into this plan became eligible to participate upon completing six months of service and attaining age 21. Participants become vested in matching contributions immediately upon entry into the plan. Xcelecom makes matching contributions equal to 100% of the first 3% of employee salary deferred and 50% of any salary deferrals that exceed 3% but do not exceed 5% of the participant’s compensation. Matching contributions to the Xcelecom 401(k) during 2005, 2004 and 2003 were $0.6 million, $0.6 million and $0.6 million, respectively.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(H) GOODWILL AND OTHER INTANGIBLE ASSETS

As of December 31, 2005, and 2004, UIL Holdings maintains $85.0 million and $70.5 million, respectively, of goodwill related to Xcelecom that is no longer being amortized, and $4.7 million and $3.7 million, at December 31, 2005 and 2004, respectively, of identifiable intangible assets that continue to be amortized.

A summary of UIL Holdings’ goodwill as of December 31, 2005 is as follows:

(Thousands of Dollars)	Total

Balance, January 1, 2004	$68,554
Goodwill acquired during the year ended December 31, 2004	1,942
Balance, December 31, 2004	70,496
Goodwill acquired during the year ended December 31, 2005	14,508
Balance, December 31, 2005	$85,004

The goodwill acquired during 2005 and 2004 primarily pertains to deferred earn-out provision payments related to prior Xcelecom acquisitions. The $14.5 million of goodwill acquired during 2005 is net of a reduction to goodwill of $0.4 million resulting from a negotiated decrease of an acquisition promissory note payment. There were no impairments to the goodwill balances recognized during the year ended December 2005 and 2004.

As of December 31, 2005 and 2004, UIL Holdings’ intangible assets and related accumulated amortization consisted of the following:

	As of December 31, 2005
(Thousands of Dollars)	Gross	Accumulated Amortization	Net Balance

Intangible assets subject to amortization:
Non-compete agreements	$4,425	$4,414	$11
Backlog	256	256	-
Total	$4,681	$4,670	$11

	As of December 31, 2004
(Thousands of Dollars)	Gross	Accumulated Amortization	Net Balance

Intangible assets subject to amortization:
Non-compete agreements	$3,455	$3,442	$13
Backlog	256	256	-
Total	$3,711	$3,698	$13

The intangible asset balance is included in line item “Other” in the “Deferred Charges and Other Assets” section on the Consolidated Balance Sheet.

UIL Holdings recorded amortization expense of $1 million, $1.3 million and $1.2 million for years ended December 31, 2005, 2004 and 2003, respectively, related to these intangible assets. Assuming there are no acquisitions or dispositions that occur in the future, the remaining intangible assets will be fully amortized in 2006.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(I) LEASE OBLIGATIONS

UIL Holdings and its wholly-owned direct and indirect subsidiaries have lease arrangements for data processing equipment, office equipment, vehicles and office space. Prior to January 20, 2004, UI leased its Electric System Work Center (ESWC) facility, and recognized such lease as a capital lease. On January 20, 2004, UI exercised the $16 million purchase option in connection with the capital lease for the ESWC facility. UIL Holdings did not have any other capital leases as of December 31, 2005 or 2004.

Operating leases, which are charged to operating expense, consist principally of leases of office space and facilities, railroad rights of way and a wide variety of equipment. The most significant operating lease is that relating to the corporate headquarters of UI and UIL Holdings. Most of the operating leases for office space and facilities contain options to either 1) purchase the leased space for a stipulated amount at the end of the initial lease term, or 2) renew the lease at the end of the initial lease term, at the then fair value, or stipulated amounts, as defined in the lease, for periods ranging from 1 to 15 years. The future minimum lease payments under these operating leases are estimated to be as follows:

(In Thousands)

2006	$13,431
2007	13,455
2008	13,572
2009	13,781
2010	13,346
2011 - after	35,493
Total	$103,078

Rental payments charged to operating expenses in 2005, 2004 and 2003, including rental payments for its corporate headquarters, were as follows:

	Year Ended December 31,
	2005	2004	2003
	(in Thousands)

Rental payments	$13,449	$13,118	$14,509
Less: Sublease rental payments received	269	380	712
Rental payments charged to operating expenses	$13,180	$12,738	$13,797

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(J) COMMITMENTS AND CONTINGENCIES

Other Commitments and Contingencies

Connecticut Yankee Atomic Power Company

UI has a 9.5% stock ownership share in the Connecticut Yankee Atomic Power Company (Connecticut Yankee), the carrying value of which was $4.4 million as of December 31, 2005. On December 4, 1996, the Board of Directors of Connecticut Yankee voted unanimously to retire the Connecticut Yankee nuclear plant (the Connecticut Yankee Unit) from commercial operation. A decision by the FERC that became effective on August 1, 2000 allows Connecticut Yankee to collect, through the power contracts with the unit’s owners, the FERC-approved decommissioning costs, other costs associated with the permanent shutdown of the Connecticut Yankee Unit, the unrecovered investment in the Connecticut Yankee Unit, and a return on equity of 6%. Connecticut Yankee may recover 9.5% of these costs from UI.

There are currently three significant unresolved legal and regulatory matters regarding the decommissioning of the Connecticut Yankee Unit which could have an impact on the results of operations and financial condition of UI: 1) litigation regarding the termination of the turnkey decommissioning contract with Bechtel Power Corporation (Bechtel) 2) the review and approval process by the FERC of the request by Connecticut Yankee to recover increased decommissioning costs, and 3) litigation between the U. S Department of Energy (DOE) and Connecticut Yankee, together with two other New England-based owners of retired nuclear generating plants, regarding disposal of spent nuclear fuel. Each of these items is discussed in further detail below.

Connecticut Yankee updates its cost to decommission the unit at least annually, and more often as needed, and provides UI with a projected recovery schedule depicting annual costs expected to be billed to UI, including a return on investment over the term of the projected recovery period. The present value of these costs is calculated using UI’s weighted average cost of capital and, after consideration of recoverability, recorded as a Connecticut Yankee Contract Obligation and a corresponding regulatory asset. At December 31, 2005, UI has regulatory approval to recover in future rates (through the CTA) $13.3 million of its regulatory asset for Connecticut Yankee over a term ending in 2007. The remaining portion of the regulatory asset, as of December 31, 2005, was $27.1 million, which consists of costs subject to a regulatory review and approval process and reflects the present value of the revenue requirements to fund the increased costs described in the following paragraphs. The regulatory review and approval process may extend the recovery period beyond 2007. Although UI believes full regulatory recovery is probable because these costs are similar in nature to the costs for which UI already has regulatory approval to recover in future rates, the actual amounts subject to recovery may be different.

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

UI’s share of the estimated increased cost of $395 million over the 2000 FERC Settlement amount is approximately $37.5 million. This increase will not impact current period earnings, because the amounts will be deferred on UI’s

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

balance sheet pending resolution of the litigation and regulatory proceedings described herein. Ultimately, if this issue is resolved favorably, the costs will be recovered in rates and therefore would not have a financial impact on UI’s results of operations. If the outcome is not favorable, there could be a material negative impact to UI’s results of operations.

Bechtel Litigation

Connecticut Yankee terminated its decommissioning contract with Bechtel in July 2003 due to Bechtel’s history of incomplete and untimely performance of decommissioning work. In June 2003, Bechtel filed a complaint against Connecticut Yankee in Connecticut Superior Court, asserting a number of claims, including wrongful termination and negligent misrepresentation. On September 6, 2005, Connecticut Yankee submitted a summary judgment motion for dismissal of Bechtel’s negligent misrepresentation claim and on October 7, 2005, Bechtel filed a motion withdrawing that claim.

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

On June 18, 2004, Bechtel filed a Pre-Judgment Remedy Application (PJR) requesting a $93 million garnishment of the Decommissioning Trust (Trust), Connecticut Yankee shareholder payments to the Trust and any proceeds from the fuel disposal contract litigation pending between Connecticut Yankee and the U. S. Department of Energy (DOE), as well as attachment of any Connecticut Yankee assets, including real property located in Haddam Neck, Connecticut. On July 16, 2004, Connecticut Yankee filed its objection to the PJR, including challenging the legal availability of the remedies requested by Bechtel. On July 20, 2004, the Court allowed the DPUC to intervene in the PJR proceeding for the limited purpose of objecting to Bechtel’s requested garnishment of the Trust and related payments. On August 26, 2004, the Court held oral arguments on the legal availability of the remedies requested by Bechtel but has not issued a decision. On November 1, 2004, the Judge in the PJR proceedings approved a Stipulation reached between Connecticut Yankee and Bechtel. In the Stipulation, Bechtel agrees: (a) to waive and relinquish its right to seek prejudgment attachment of the Trust or any future payments into the Trust, including any proceeds of Connecticut Yankee’s currently pending litigation with the DOE regarding spent fuel storage costs; and (b) not to file in any forum any additional or amended applications for prejudgment remedy or other preliminary relief seeking to attach or garnish any assets of Connecticut Yankee or of any of its shareholders or power purchasers. Further, Bechtel amends its PJR to provide that it seeks only: (i) to attach real property owned by Connecticut Yankee in Connecticut with a value of up to $7.9 million; and (ii) to garnish a portion of the stream of monthly payments to be made through June 2007 to Connecticut Yankee under the wholesale power contracts between Connecticut Yankee and its power purchasers, up to an aggregate amount of $41.7 million. In the Stipulation, it is further agreed that any attachment of the real property authorized by the Court will not prevent Connecticut Yankee from continuing plant decommissioning, and Connecticut Yankee will be entitled to continue with all deconstruction, demolition, decontamination, remediation and related activities. This Stipulation does not constitute an admission of liability by Connecticut Yankee, nor an acknowledgement of any damage calculation in any respect, and is not admissible in any subsequent legal or administrative proceeding not related to enforcement of the application, including any alternative dispute resolution proceedings. On January 27, 2006, the court granted Bechtel’s PJR in an amount not to exceed $49.6 million which is to include the attachment of the Connecticut Yankee’s real property up to a value of $7.9 million, plus the garnishment of the purchasers’ payments in the amount of $41.7 million plus earned interest.

UI cannot predict the ultimate outcome of the Bechtel litigation, but if the outcome is unfavorable, there could be a material negative impact to UI’s results of operations.

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

Following post-hearing briefs, the ALJ issued an Initial Decision on November 22, 2005. The Initial Decision found that Connecticut Yankee acted prudently in all respects and denied all prudence-related claims for disallowance of decommissioning costs. The only adjustment to Connecticut Yankee’s decommissioning charges required by the Initial Decision relates to the escalation rate, which is the factor used to translate the 2003 Estimate, which is stated in constant 2003 dollars, into spending projections and decommissioning charges. The Initial Decision found that Connecticut Yankee should recalculate its decommissioning charges to reflect a lower escalation rate.

The Initial Decision is subject to review by the FERC and no adjustments to Connecticut Yankee’s decommissioning charges are required at the present time. Briefs on exceptions, through which parties may seek such review, were due on January 6, 2006 and responsive briefs were due on February 6, 2006. The FERC must now issue a decision on the contested issues, which decision will be subject to rehearing by the FERC and to judicial review.

FERC Order on Request for Declaratory Order

On June 10, 2004, the DPUC and the OCC filed a petition (Petition) with the FERC seeking a declaratory order that Connecticut Yankee can recover all decommissioning costs from its wholesale purchasers, but that those purchasers may not recover in their retail rates any costs that the FERC might determine to have been imprudently incurred. Connecticut Yankee, as well as its wholesale purchasers, responded in opposition to the Petition, indicating that the order sought by the DPUC and OCC would violate the Federal Power Act and decisions of the U.S. Supreme Court, other federal and state courts, and the FERC. As noted above, the FERC ALJ rejected this Petition as part of its

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

initial ruling on Connecticut Yankee’s rate filing. The DPUC and OCC filed a petition for rehearing on the matter which was denied by the FERC on October 20, 2005. The FERC also rejected the October 14, 2004 motion filed by Connecticut Yankee requesting permission to respond, as well as its response to the rehearing petition. On December 12, 2005, the DPUC and OCC filed a petition for review of the FERC’s orders on the Petition with the U.S Court of Appeals for the D.C. Circuit.

DOE Litigation

To the extent that the new estimates described above are related to spent fuel storage, they could be affected by the outcome of an ongoing dispute between the DOE and several utilities and states. Under the Nuclear Waste Policy Act of 1982 (the Act), the DOE is required to design, license, construct and operate a permanent repository for high-level radioactive waste and spent nuclear fuel. The Act requires the DOE to provide for the disposal of spent nuclear fuel and high-level waste from commercial nuclear plants through contracts with the owners. In return for payment of established disposal fees, the federal government was required to take title to and dispose of the utilities’ high-level waste and spent nuclear fuel beginning no later than January 1998. After the DOE announced that its first high-level waste repository will not be in operation earlier than 2010, several utilities and states obtained a judicial declaration that the DOE has a statutory responsibility to take title to and dispose of high-level waste and spent nuclear fuel beginning in January 1998. Although the federal government now concedes that its failure to begin disposing of high-level waste and spent nuclear fuel in January 1998 constituted a breach of contract, it continues to dispute that the entities with which it had contracts are entitled to damages. Connecticut Yankee, together with two other New England-based owners of retired nuclear generating plants, is seeking recovery of damages stemming from the breach by the DOE under the 1983 contracts that were mandated by the U.S. Congress under the High Level Waste Act for purposes of disposal of spent fuel and high-level waste, including greater than class C waste. The trial for the damage claim, which had been pending in the Federal Court of Claims since March 1998, commenced on July 12, 2004 and ended August 31, 2004. The court heard closing arguments on January 24, 2005 and the final post-trial briefs were filed on February 18, 2005.

The amount of the claim for damages incurred through 2010, net of adjustments made as part of the trial record, is approximately $186-$198 million, depending on the discount rate applied. In addition, incremental continuing damages that will be incurred for periods beyond 2010 are being sought based on an annual dollar value. The 2003 Estimate discussed above does not include an allowance for recovery of damages in this matter. The Department of Justice submitted a motion to the court during the damage trial which raises the issue of whether Connecticut Yankee’s pre-1983 spent fuel fee obligation of approximately $155 million should be treated as an offset to any payment of damages. The Court’s ruling on that matter is expected to be issued in the same time frame as its overall ruling in the case.

On September 9, 2005 the US Court of Appeals for the Federal Circuit issued its decision in the Indiana Michigan vs. United States spent fuel litigation case. The opinion affirmed the lower Court’s ruling that Indiana Michigan is entitled to no damages. Additionally, the Court also held that Plaintiffs in “partial breach” cases (such as Connecticut Yankee’s case) were not entitled to future damages, although the actual date or event beyond which damages are considered “future damages” was not clarified by the Court. This decision may limit Connecticut Yankee’s recovery of damages in the current case to those damages which actually occurred through 1998, 2004 or potentially 2006. The Court’s ruling does not bar Connecticut Yankee from attempting to recover, at a later date, damages after they have occurred.

The Judge in Connecticut Yankee’s case has asked for supplemental briefing on the impact of the Indiana Michigan decision. In response to the Judge’s request, Connecticut Yankee has explained that the Court should award Connecticut Yankee damages through 2002 now, and direct the parties to promptly pursue additional proceedings in which Connecticut Yankee may recover its post 2002 damages to the extent already incurred. In its supplemental brief, Connecticut Yankee claims damages through 2002 of $82.8 million. The government has initially taken the

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

position that Connecticut Yankee can only recover its damages through the date it filed suit (April 1998). In other similar cases, however, the government has acknowledged that courts have flexibility to award damages after the date suit was filed. Connecticut Yankee expects the issue of the date through which damages may be awarded in the current proceedings to be decided together with the Court’s overall ruling on other damage issues. If the DOE litigation is decided in Connecticut Yankee’s favor, any damages recovered would be used to reduce customer rates, with no impact to UI’s results of operations.

Hydro-Quebec

UI is a participant in the Hydro-Quebec (HQ) transmission tie facility linking New England and Quebec, Canada. UI has a 5.45% participating share in this facility, which has a maximum 2000 megawatt equivalent generation capacity value. UI furnished a guarantee for its participating share of the debt financing for one phase of this facility in April 1991 in the amount of $11.7 million. The amount of this guarantee is reduced monthly, proportionate with principal paid on the underlying debt. As of December 31, 2005, the amount of UI’s guarantee for this debt totaled approximately $2.9 million.

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

Site Decontamination, Demolition and Remediation Costs

As a result of a 1992 DPUC retail rate decision, since January 1, 1993, UI had been recovering through retail rates $1.1 million per year of environmental remediation costs for the demolition and decontamination of its Steel Point Station property in Bridgeport. As a result of the DPUC’s Rate Case decision dated September 26, 2002, UI recovered the remaining $3 million of these costs ratably during the 2002 through 2004 time period. Except for capping contaminated soils that are legally allowed to remain on site, this amount reflects the estimated remaining costs to remediate the property. Final costs will be offset by any sale proceeds realized, and will be subject to regulatory true-up upon disposition of the property. UI is also replacing portions of the bulkhead at the Steel Point Station property. The work is expected to cost approximately $8.2 million and is currently expected to be completed in 2006. UI is entitled to reimbursement of the bulkhead costs from the City of Bridgeport pursuant to UI’s contract with the City. The cost estimates for the remediation and bulkhead are based on the most current information available. Actual remediation and bulkhead replacement costs may be higher, or lower, than what is currently estimated.

Subsequent to the demolition of Steel Point Station, the adjacent East Main Street Substation was removed at the request of the City of Bridgeport and UI expanded the Congress Street Substation to replace it. As of December 31, 2005, UI is entitled to $8.9 million from the City of Bridgeport for such removal and expansion. An additional $1.4 million of costs related to the Substation are transmission assets recoverable through regional transmission rates. In July 2005, the Connecticut General Assembly passed, and the Governor signed, legislation establishing a new taxing district for the Steel Point peninsula. This taxing district could provide Tax Increment Financing for infrastructure improvements on the Steel Point site and adjacent properties in an amount sufficient to fund the City of Bridgeport’s payment of amounts owed by the City to UI for the bulkhead and substation. UI has been unable to reach a settlement agreement with the City of Bridgeport. UI expects to move forward in the arbitration proceedings and establish its right to collect the entire amounts due from the City.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

On February 15, 2006, the City of Bridgeport filed a request with the DPUC to approve the City’s taking of the Steel Point property by eminent domain. The City’s application to the DPUC does not include the amount that the City claims to be fair value for the property, which would be the amount the City would be required to pay UI if the City prevailed, but states that an appraisal will be filed in a court action to be initiated by the City to determine the valuation.

A site on the Mill River in New Haven was conveyed by UI to an unaffiliated entity, Quinnipiac Energy LLC (QE), reserving to UI permanent easements for the operation of its transmission facilities on the site. At the time of the sale, a fund of approximately $1.9 million, an amount equal to the then-current estimate for remediation, was placed in escrow for purposes of bringing soil and groundwater on the site into compliance with applicable environmental laws. Approximately $0.5 million of the escrow fund remains unexpended. QE’s environmental consultant reports that approximately $2 million of remediation remains to be performed. The City of New Haven foreclosed on the property, because QE was not current with property tax payments. In May 2005, QE paid the back taxes prior to a scheduled foreclosure sale. Subsequently, QE entered into a long-term agreement to lease the property to a Long Island developer (Evergreen Power). UI could be required by applicable environmental laws to finish remediating any subsurface contamination at the site if it is determined that QE and/or Evergreen Power have not completed the appropriate environmental remediation at the site and the property is sold through a foreclosure sale.

On April 16, 1999, UI completed the sale of its Bridgeport Harbor Station and New Haven Harbor Station generating plants in compliance with Connecticut’s electric utility industry restructuring legislation. Environmental assessments performed in connection with the marketing of these plants indicate that substantial remediation expenditures will be required in order to bring the plant sites into compliance with applicable minimum Connecticut environmental standards. The purchaser of the plants agreed to undertake and pay for the remediation of the purchased properties. With respect to the portion of the New Haven Harbor Station site that UI retained, UI has performed an additional environmental analysis, indicating that approximately $3.2 million in remediation expenses will be incurred. Actual remediation costs may be higher or lower than what is currently estimated. The required remediation is virtually all on transmission-related property and UI accrued these estimated expenses during the third quarter of 2002.

UI sold property to Bridgeport Energy LLC (BE) on April 16, 1999. In connection with the sale of the property, UI entered into an environmental indemnity agreement with BE to provide indemnification related to certain environmental conditions specific to the site where BE’s generation facilities were constructed. This environmental indemnification will remain in place following the sale of UBE’s interest in BE. Because of soil management and other environmental remediation activities that were performed during construction of the generation facilities, UI does not regard its exposure under the environmental indemnity agreement as material.

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

Electric System Work Center

UI’s January 2004 purchase of its Electric System Work Center property, located in Shelton, Connecticut, caused a review under the CDEP’s Transfer Act Program. Under this review, the CDEP had an opportunity to examine the current environmental conditions at the site and direct remediation, or further remediation, of any areas of concern. At the conclusion of its review, the CDEP elected not to oversee any further site investigation or remediation at the site and directed UI to undertake any necessary evaluation and/or remediation (verification work) using an independent Licensed Environmental Professional (LEP). UI hired a LEP and submitted a schedule to the CDEP for

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

the verification work. The schedule was approved by the CDEP and implementation of the verification work has begun. Implementation of the verification work is not expected to have a material impact on the financial condition of UI.

Claim of Enron Power Marketing, Inc.

UI had a wholesale power agreement and other agreements with Enron Power Marketing, Inc. (EPMI) (the Agreements). Following EPMI’s bankruptcy filing on December 2, 2001, UI terminated the Agreements in accordance with their terms, effective January 1, 2002, in reliance upon provisions of the Bankruptcy Code that permit termination of such contracts. The Agreements permitted UI to calculate its gains and losses resulting from the termination, and globally to net these gains and losses against one another, and against any other amounts that UI owed to EPMI under the Agreements, to arrive at a single sum. On January 31, 2003, EPMI commenced an adversary proceeding against UI and UIL Holdings in the EPMI bankruptcy. UIL Holdings was sued as the guarantor of UI’s financial obligations under the Agreements. EPMI contends that UI was not entitled to offset, against any losses UI suffered from the termination of the Agreements, any amounts owing to EPMI for power delivered to UI after the date EPMI filed for bankruptcy. The amount of the allegedly improper setoff that EPMI seeks to recover in the adversary proceeding is approximately $8.2 million, plus interest and attorneys’ fees. The bankruptcy court has referred this and other similar cases to mediation and stayed the cases while mediation is conducted. During mediation sessions, EPMI indicated it has theories for increasing the amount of its claims against UI. UI has a reserve of $8.2 million established for this claim. If it is determined that UI does not owe EPMI the amount claimed, the relief of such reserve under regulatory accounting would not have an impact on net income. In the event that UI is determined to owe EPMI a portion, or all, of the amount claimed, UI expects to be able to recover such amount through the GSC as a cost of wholesale power procurement. Accordingly, UI does not expect this claim to have a material impact on its results of operations or financial condition.

Claim of Dominion Energy Marketing, Inc.

On December 28, 2001, UI entered into an agreement with Virginia Electric and Power Company, which was subsequently assigned to its affiliate Dominion Energy Marketing, Inc. (DEMI), for the supply of all of UI’s standard offer generation service needs from January 1, 2002 through December 31, 2003, and for the supply of all of UI’s generation service requirements for special contract customers through 2008 (Power Supply Agreement or PSA). In December 2004, UI received a letter from DEMI claiming that under the terms of this agreement, DEMI should not have been responsible for certain “CT Reliability COS” charges related to Reliability Must Run agreements between ISO-NE and NRG (the owner of power plants located in Connecticut that were formerly owned by Northeast Utilities) in an amount currently estimated at $8.2 million, plus interest. DEMI claims that such charges are fixed operation and maintenance costs and not “Transmission Congestion Costs,” for which DEMI would be responsible under the terms of the PSA. DEMI has indicated that it does not intend to terminate the PSA prior to resolution of the dispute, but the parties have not agreed to a dispute resolution process. On February 14, 2005, DEMI filed a complaint in United States District Court for the District of Connecticut (USDC-CT) seeking the court’s interpretation of the PSA and an order to compel UI to pay the claimed damages. On March 14, 2005, UI filed a complaint with the FERC requesting that it exercise jurisdiction under Section 206 of the Federal Power Act and order DEMI to abide by the terms and conditions of the PSA. On May 13, 2005, the FERC issued an order granting UI’s request, noting that DEMI is responsible for the “CT Reliability COS” charges. Subsequently, DEMI filed a notice of voluntary dismissal of the complaint filed with the USDC-CT, which was granted. DEMI also filed a request for rehearing with the FERC, which was granted on September 15, 2005, and hearings have been scheduled for February 2006. UI believes its interpretation of the PSA is correct. If it is determined that DEMI is not responsible for “CT Reliability COS” charges, UI would seek recovery of these amounts through the regulatory process.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Gross Earnings Tax Assessment

On September 20, 2005, the Appellate Division of the Connecticut Department of Revenue Services (DRS) ruled against UI’s appeal of a gross earnings tax assessment made by the DRS as the result of an audit examination which covered the period July 1, 1998 through December 31, 2000. The assessment, in the amount of $0.1 million (including interest), is entirely attributable to activity within the year 2000 and arose as a result of changes to the gross earnings tax statutes enacted pursuant to Connecticut’s 1998 electric industry restructuring legislation, Public Act 98-28, which became effective on January 1, 2000. UI believes that the DRS has erroneously determined that the gross earnings tax statutes, as amended, apply to the following three specific categories of revenues: (1) late payment fees imposed on customers that do not pay their bills within the time specified in their terms of service; (2) returned check fees imposed on customers whose checks were returned to UI due to insufficient funds; and (3) reconnection fees paid by customers who request to have their premises reconnected to UI’s system.

UI has not paid the assessment on the basis that it believes its claim to be meritorious and, on October 18, 2005, filed a lawsuit with the Superior Court for the State of Connecticut in order to appeal the DRS’s ruling. Because this issue has not been previously adjudicated, UI recorded a reserve of $0.7 million during the third quarter of 2005, representing UI’s total estimated liability for additional tax and interest covering: (1) the original audit period of July 1, 1998 through December 31, 2000; (2) a subsequent audit period of July 1, 2001 through June 30, 2004; and (3) the unaudited period of July 1, 2004 through September 30, 2005.

Based on an assessment of the current litigation status of this matter as of December 31, 2005, UI believes that the reserve amount established during the third quarter of 2005 appropriately reflects any potential liability UI may incur with respect to this issue and, accordingly, has not recorded any further adjustments to this reserve during the fourth quarter of 2005.

Cross-Sound Cable Company, LLC

UCI’s 25% share of the actual project cost for the Cross-Sound cable was $36.4 million as of December 31, 2005. UCI has provided an equity infusion of $10 million to Cross-Sound and as of December 31, 2005 UIL Holdings had an outstanding loan balance of $23.8 million due from Cross-Sound, including capitalized interest. In addition, UIL Holdings and UCI have provided two guarantees, in original amounts of $2.5 million and $1.3 million, in support of HQ guarantees to third parties in connection with the construction of the project.

The $2.5 million guarantee supports an HQ guarantee to the Long Island Power Authority (LIPA) to provide for damages in the event of a delay in the date of achieving commercial operation. There had been a delay in achieving the originally agreed upon date of commercial operation, primarily due to a Connecticut legislative moratorium on installing new gas and utility lines across Long Island Sound, which precluded the CDEP from considering applications related to submarine cables under Long Island Sound. UCI believes action or inaction of governmental, regulatory or judicial bodies qualify as events beyond its control and performance under the guarantee is not required. Further, on June 24, 2004, Cross-Sound executed a settlement agreement allowing for immediate commercial operation of the cable, as discussed below. Although retaining commercial operating status is contingent upon the satisfaction of certain provisions of the settlement agreement, UIL Holdings expects commercial operating status to be maintained and, accordingly, it has not recorded a liability related to this guarantee in its Consolidated Balance Sheet as of December 31, 2005.

The $1.3 million guarantee supports an agreement under which Cross-Sound is providing compensation to shell fishermen for their losses, including loss of income, incurred as a result of the installation of the cable (Shellfish Agreement). The payments to the fishermen are being made over a 10-year period, and the obligation under this guarantee reduces proportionately with each payment made. As of December 31, 2005, the remaining amount of the guarantee was $1.1 million. UIL Holdings has completed a probability weighted analysis based on the likelihood of

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

certain events occurring that would cause UIL Holdings to be required to perform under this guarantee. This analysis resulted in a liability amount that was inconsequential, and, accordingly, UIL Holdings has not recorded a liability related to this guarantee in its Consolidated Balance Sheet as of December 31, 2005.

On November 8, 2005, UCI, together with the majority owner, entered into an agreement to sell Cross-Sound to Babcock & Brown Infrastructure Ltd. UCI and UIL Holdings expect to receive proceeds of $53.3 million, subject to a working capital adjustment, in exchange for UCI’s equity interest in Cross-Sound and the repayment of a loan made by UIL Holdings to Cross-Sound. The sale is subject to regulatory and other approvals and is expected to be completed in the first quarter of 2006. Upon completion of the sale transaction, the guarantees discussed above will remain in place, although Babcock & Brown will indemnify Hydro-Quebec from liabilities incurred under the existing guarantees and post a letter of credit in favor of Hydro-Quebec. In the event Hydro-Quebec was called on to perform on the guarantees, UIL Holdings expects that Hydro-Quebec would first seek recovery through the indemnification from Babcock & Brown before requiring UIL Holdings and UCI to perform under its guarantees.

On June 24, 2004, Cross-Sound reached a settlement agreement with various regulatory authorities and other parties with an interest in the cable that allowed for immediate commercial operation of the cable. Following execution of the settlement agreement, the existing contract between Cross-Sound and the Long Island Power Authority for the entire capacity of the transmission line was amended to increase the overall term of the agreement from 20 years to 28 years by means of adding an initial three-year period at the current reduced rates, and an additional five years to the end of the contract term, at full rates. This amendment was formally approved by the New York State Comptroller in the first quarter of 2005.

Although the settlement agreement allows for commercial operation of the cable, such status is contingent upon the satisfaction of certain provisions set forth in the agreement. In particular, Cross-Sound was required to bring the cable into compliance with permit conditions as directed by the CDEP. This remediation was completed in January 2005 at a cost of approximately $4 million. In September 2005, the CDEP and the United States Army Corp of Engineers confirmed that Cross-Sound was in compliance with all currently applicable provisions of the permit. Additionally, the settlement agreement called for the parties to fund a collective amount of $6 million to a research and restoration fund for the Long Island Sound, all of which was funded.

Xcelecom, Inc.

M. J. Paquet

Xcelecom, through one of its subsidiaries, has filed suit in New Jersey Superior Court against M. J. Paquet (Paquet), a general contractor doing business in the state of New Jersey, and Paquet’s surety, United States Fidelity & Guaranty Company. Paquet is the general contractor on a completed project for the New Jersey Department of Transportation and one of Xcelecom’s subsidiaries is the electrical subcontractor on the project. Xcelecom alleges in its suit, among other causes of action, breach of contract, failure to comply with New Jersey’s Prompt Pay Act, and breach of trust. Xcelecom seeks to recover approximately $2.4 million in overdue payments, plus damages for delay and failure by Paquet to comply with New Jersey state law. Paquet has asserted numerous defenses to the suit, as well as various counterclaims. Pleadings are closed and discovery is in process. Xcelecom intends to vigorously pursue its suit against Paquet and its surety, and to defend against Paquet’s counterclaims. Xcelecom does not believe there is a likelihood of an adverse outcome as a result of Paquet’s counterclaims, and, accordingly, no amount has been accrued for this matter in UIL Holdings’ Consolidated Financial Statements as of December 31, 2005. There has been no reserve established against the receivable of approximately $2 million, because Xcelecom expects to collect the entire amount due on this contract, either directly from Paquet, or through the payment and performance bonds of Paquet’s surety.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Performance and Payment Bonds

Xcelecom is contingently liable to sureties in respect of performance and payment bonds issued by sureties, all relating to construction projects entered into in the normal course of business. These bonds provide a guarantee to the customer that Xcelecom will perform under the terms of a contract and that it will pay subcontractors and vendors. If Xcelecom fails to perform under a contract or to pay subcontractors or vendors, the customer may demand that the surety make payments or provide services under the bond. Xcelecom must reimburse the surety for any expenses or outlays it incurs. Xcelecom has maintained a relationship with its primary surety since 1999. To date, Xcelecom has not had any situation in which any of its sureties has been required to incur expenses on Xcelecom’s behalf. As of December 31, 2005, sureties had issued bonds for the account of Xcelecom in the aggregate amount of approximately $182.7 million. The expected cost to complete projects covered by such surety bonds was approximately $41.7 million as of December 31, 2005.

UIL Holdings indemnifies the respective surety bond companies against any exposure under the bonds described above. The purpose of UIL Holdings’ indemnification is to allow Xcelecom to obtain bonding at competitive rates. In the event that Xcelecom does not fulfill its obligations in relation to its bonded contracts or obligations, UIL Holdings may be required to make payments under its indemnification agreements with Xcelecom’s sureties. The majority of these contingent commitments will expire within the next 12 months, but UIL Holdings will likely continue to enter into surety bond indemnification arrangements for Xcelecom in the future. Since Xcelecom’s inception, sureties have never been required to make payments on Xcelecom’s behalf under the bonds. Accordingly, UIL Holdings concluded that it need not record a liability in connection with these obligations in its Consolidated Balance Sheet as of December 31, 2005.

United Bridgeport Energy, Inc.

UBE holds a 33 1/3% ownership interest in Bridgeport Energy LLC (BE), the owner of a gas-fired 520 MW merchant wholesale electric generating facility located in Bridgeport, Connecticut. The principal factors which affect the financial condition of UBE are natural gas prices, Connecticut energy prices, maintenance costs and installed capability revenues.

In the first quarter of 2005, UBE notified the majority owner that it would pursue its contractual rights to sell its 33 1/3% interest to the majority owner at fair market value. On January 31, 2006, the majority owner agreed to purchase UBE’s 33 1/3% interest for $71 million, which includes a release of all claims by the parties upon closing of the transaction. As of the date of the agreement, UBE does not have the ability to exercise significant influence over BE and will no longer have any financial or management responsibility for BE, pending approval of the sale transaction by the FERC, which is expected in the first quarter of 2006.

(K) FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of UIL Holdings’ financial instruments are as follows:

	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)		(In Thousands)
Unrestricted cash and temporary cash investments	$28,860	$28,860	$40,165	$40,165
Long-term debt (1)(2)	$491,174	$489,798	$495,460	$507,248
(1)	The fair value of UIL Holdings’ long-term debt is estimated by UIL Holdings’ investment bankers based on market conditions at December 31, 2005 and 2004, respectively.
(2) See Note (B), “Capitalization - Long-Term Debt.”

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(L) QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for 2005 and 2004 are set forth below:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In Thousands, Except Per Share Amounts)
2005
Operating Revenues	$278,540	$279,887	$369,391	$285,278
Operating Income from Continuing Operations	14,603	10,332	36,778	14,586
Income from Continuing Operations	3,228	3,359	18,554	6,215
Income from Discontinued Operations (Note O)	-	-	(102)	-
Net Income	3,228	3,359	18,452	6,215

Earnings Per Share of Common Stock - Basic: (1)
Continuing Operations	$0.22	$0.23	$1.28	$0.43
Discontinued Operations (Note O)	-	-	(0.01)	-
Net Earnings	$0.22	$0.23	$1.27	$0.43

Earnings Per Share of Common Stock - Diluted: (2)
Continuing Operations	$0.22	$0.23	$1.27	$0.42
Discontinued Operations (Note O)	-	-	(0.01)	-
Net Earnings	$0.22	$0.23	$1.26	$0.42

2004
Operating Revenues	$249,427	$260,735	$323,420	$267,705
Operating Income from Continuing Operations	16,526	22,192	35,501	13,771
Income from Continuing Operations	5,692	10,366	16,319	4,541
Income from Discontinued Operations (Note O)	1,443	48,365	16	-
Extraordinary Gain, net of tax (Note Q)	-	-	-	203
Net Income	7,135	58,731	16,335	4,744

Earnings Per Share of Common Stock - Basic: (1)
Continuing Operations	$0.40	$0.72	$1.13	$0.32
Discontinued Operations (Note O)	0.10	3.37	-	-
Extraordinary Gain (Note Q)	-	-	-	0.01
Net Earnings	$0.50	$4.09	$1.13	$0.33

Earnings Per Share of Common Stock - Diluted: (2)
Continuing Operations	$0.39	$0.72	$1.13	$0.32
Discontinued Operations (Note O)	0.10	3.36	-	-
Extraordinary Gain (Note Q)	-	-	-	0.01
Net Earnings	$0.49	$4.08	$1.13	$0.33

(1) Based on weighted average number of shares outstanding each quarter.
(2) Based on weighted average number of shares outstanding each quarter. Reflecting the effect of dilutive stock options, performance shares and restricted stock.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(M) SEGMENT INFORMATION

As described in Note (N), “Discontinued Operations,” to the Consolidated Financial Statements, the sale of APS was completed in June 2004 and its results of operations are reported as discontinued operations. Accordingly, UIL Holdings now has two segments: (1) UI, its regulated electric utility business engaged in the purchase, transmission, distribution and sale of electricity; and (2) Xcelecom, its non-utility, indirect, wholly-owned subsidiary, which provides specialized contracting services in the electrical, mechanical, communications and data network infrastructure industries. Revenues from inter-segment transactions are not material. All of UIL Holdings’ revenues are derived in the United States.

The following table reconciles certain segment information with that provided in UIL Holdings’ Consolidated Financial Statements. In the table, “Eliminations and Other” includes the information for the remainder of UIL Holdings’ non-utility businesses, including minority interest investments, administrative costs, and inter-segment eliminations.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(M) SEGMENT INFORMATION

For the year ended December 31, 2005
Eliminations
UI	Xcelecom	And Other	Total
Operating Revenues	$812,395	$400,682	$19	$1,213,096
Fuel and Energy	413,930	-	-	413,930
Operation and maintenance	206,405	397,668	6,357	610,430
Depreciation and amortization	64,391	4,600	44	69,035
Taxes - other than income taxes	41,251	2,148	3	43,402
Operating Income From Continuing Operations	86,418	(3,734)	(6,385)	76,299

Other Income and (Deductions), net	9,347	2,581	1,189	13,117
Interest Expense, net	18,191	1,703	6,264	26,158

Income From Continuing Operations Before Income Taxes	77,574	(2,856)	(11,460)	63,258
Income taxes	33,021	(727)	(7,518)	24,776
Income From Continuing Operations of Consolidated Companies	44,553	(2,129)	(3,942)	38,482
Income (Losses) from Equity Investments	256	-	(7,382)	(7,126)
Income From Continuing Operations	44,809	(2,129)	(11,324)	31,356
Discontinued Operations, Net of Tax	-	-	(102)	(102)
Net Income	$44,809	$(2,129)	$(11,426)	$31,254

Total Assets	$1,466,356	$225,085	$107,614	$1,799,055

	For the year ended December 31, 2004
	UI	Xcelecom	Eliminations And Other	Total
Operating Revenues	$764,027	$337,192	$68	$1,101,287
Fuel and Energy	377,905	-	-	377,905
Operation and maintenance	190,377	330,070	5,574	526,021
Depreciation and amortization	63,310	4,776	-	68,086
Taxes - other than income taxes	39,435	1,827	23	41,285
Operating Income From Continuing Operations	93,000	519	(5,529)	87,990

Other Income and (Deductions), net	6,663	902	371	7,936
Interest Expense, net	15,571	575	6,645	22,791

Income From Continuing Operations Before Income Taxes	84,092	846	(11,803)	73,135
Income taxes	37,830	352	(7,447)	30,735
Income From Continuing Operations of Consolidated Companies	46,262	494	(4,356)	42,400
Income (Losses) from Equity Investments	249	-	(5,731)	(5,482)
Income From Continuing Operations	46,511	494	(10,087)	36,918
Discontinued Operations, Net of Tax	-	-	49,824	49,824
Extraordinary Gain, Net of Tax	-	203	-	203
Net Income	$46,511	$697	$39,737	$86,945

Total Assets	$1,482,018	$197,234	$114,592	$1,793,844

	For the year ended December 31, 2003
	UI	Xcelecom	Elminations And Other	Total
Operating Revenues	$669,620	$294,036	$21	$963,677
Fuel and Energy	272,673	-	-	272,673
Operation and maintenance	185,457	290,022	3,241	478,720
Depreciation and amortization	77,463	4,776	-	82,239
Taxes - other than income taxes	39,310	1,756	22	41,088
Operating Income From Continuing Operations	94,717	(2,518)	(3,242)	88,957

Other Income and (Deductions), net	5,209	475	(1,211)	4,473
Interest Expense, net	22,055	575	6,630	29,260

Income From Continuing Operations Before Income Taxes	77,871	(2,618)	(11,083)	64,170
Income taxes	39,519	(938)	(5,131)	33,450
Income From Continuing Operations of Consolidated Companies	38,352	(1,680)	(5,952)	30,720
Income (Losses) from Equity Investments	317	-	(1,500)	(1,183)
Income From Continuing Operations	38,669	(1,680)	(7,452)	29,537
Discontinued Operations, Net of Tax	-	-	(6,251)	(6,251)
Net Income	$38,669	$(1,680)	$(13,703)	$23,286

Total Assets	$1,492,144	$178,906	$227,116 (1)	$1,898,166

(1) Includes assets of discontinued operations held for sale of $121,627.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(N) DISCONTINUED OPERATIONS

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

CheckFree did not acquire APS’ telephony assets, which included a 51% ownership interest in CellCards of Illinois, LLC (CCI). Following execution of the agreement to sell APS, management determined that the telephony business was not part of UIL Holdings’ overall strategic business focus, and therefore authorized the sale of APS’ telephony assets. On February 13, 2004, CCI was sold for book value, excluding transaction costs, to an independent third party.

A summary of the discontinued operations of APS for the years ended December 31 follows (in thousands):

	2005	2004	2003

Net operating revenues	$-	$36,659	$109,570
Impairment loss (1)	$-	$-	$(8,220)
Operating income (loss) (2)	$-	$5,508	$1,082
Income (loss) before income taxes (2)	$-	$4,941	$(10,249)
Income tax (expense) benefit (2)	-	(1,469)	3,998
Income (loss) from discontinued operations, net of tax, excluding gain on sale	-	3,472	(6,251)
Gain (loss) on sale of discontinued operations, net of tax (3)	(102)	46,352	-
Net gain (loss) from discontinued operations	$(102)	$49,824	$(6,251)

(1) Impairment charges of $1 million and $7.2 million were recorded in 2003 to bring the carrying values of APS’ telephony assets and goodwill associated with such telephony assets, respectively, in line with their estimated fair values.
(2) Excludes transaction costs and related income tax impact, which are included in the gain on sale of discontinued operations.
(3) The gain on sale of discontinued operations for 2004 is reported net of transaction costs of $14 million and net of income taxes of $32 million. The loss on sale of discontinued operations for 2005 is reported net of transaction costs of $0.4 million and net of income taxes of $0.3 million.

In 2005, CheckFree elected to treat its purchase of APS as an asset purchase for tax purposes rather than as a stock purchase. The resulting adjustment from the evaluation of the treatment of this tax election, along with additional third party costs associated with the preparation of the final APS tax returns, decreased the overall gain on the sale of APS by $0.1 million. This adjustment was recognized in the third quarter of 2005 upon the filing of the final 2004 APS tax returns.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(O) RELATED PARTY TRANSACTIONS

Arnold L. Chase, a Director of UIL Holdings since June 28, 1999, holds a beneficial interest in the building known as 157 Church Street, where UI leases office space for its corporate headquarters. UI’s lease payments for this office space for the years ended December 31, 2005, 2004 and 2003 totaled $9.5 million, $9.4 million and $8.7 million, respectively.

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

Cross-Sound, in which UCI holds a 25% minority interest investment, leases a parcel of land from UI. Cross-Sound’s lease payments to UI for this parcel amount to $0.1 million on an annual basis. In addition, UIL Holdings has an outstanding loan balance of $23.8 million, including capitalized interest, due from Cross-Sound. UIL Holdings’ interest income from this loan amounted to $1.3 million, $0.9 million and $0.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. See Note (J), “Commitments and Contingencies - Other Commitments and Contingencies - Cross-Sound Cable Company, LLC,” to the Consolidated Financial Statements for further information.

In connection with certain of the acquisitions of Xcelecom, certain of Xcelecom’s subsidiaries have entered into a number of related party lease arrangements for facilities with the former owners of companies acquired (or persons or entities related thereto), some of whom are current employees of Xcelecom. These lease agreements are for periods generally ranging from three to five years. Xcelecom’s payments related to these lease arrangements totaled $1.5 million , $1.6 million and $2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

(P) EXTRAORDINARY GAIN

In accordance with SFAS No. 141, “Business Combinations” (SFAS No. 141), at the time of a prior acquisition, Xcelecom had recorded a liability for an amount equal to the excess fair value of the acquired net assets over the cost of such acquisition. This amount was not recognized as an extraordinary gain at the time of the acquisition, because there was a provision in the acquisition agreement that would result in an additional cost element if certain earning milestones were achieved in future years (earnout provision). The agreement also called for cancellation of such provision if cumulative earnings fell below a specified threshold. The earnings of the acquired company fell below the specified threshold, thus eliminating the earnout provision. SFAS No. 141 states that when the amount of contingent consideration to be issued or issuable in a business combination is resolved, the amount initially recognized as a liability that exceeds the fair value of the total consideration issued or issuable shall be allocated on a pro rata basis to reduce the amounts assigned to assets acquired, in accordance with the standard, and any remaining excess shall be recognized as an extraordinary gain. In accordance with SFAS No. 141, Xcelecom recognized an extraordinary gain of $0.2 million in the fourth quarter of 2004, net of income taxes of $0.1 million.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of UIL Holdings Corporation:

We have completed integrated audits of UIL Holdings Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of UIL Holdings Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Report of Management on Internal Control Over Financial Reporting appearing under Item 9a, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Boston, Massachusetts
February 17, 2006

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

UIL Holdings maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports to the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to UIL Holdings’ management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognized that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Also, through United Capital Investments, Inc. and United Bridgeport Energy, Inc., UIL Holdings has minority investments in certain other entities. Since UIL Holdings does not control or manage these entities, its disclosure controls and procedures with respect to such entities are substantially more limited than those it maintains with respect to its subsidiaries.

UIL Holdings carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of UIL Holdings’ disclosure controls and procedures as of December 31, 2005. Based on the foregoing, UIL Holdings’ Chief Executive Officer and its Chief Financial Officer concluded that its disclosure controls and procedures were effective as of December 31, 2005.

Changes in Internal Control Over Financial Reporting

There have been no changes in UIL Holdings’ internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, UIL Holdings’ internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

Management of UIL Holdings is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. UIL Holdings’ internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of UIL Holdings; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America; (3) provide reasonable assurance that receipts and expenditures of UIL Holdings are being made only in accordance with authorization of management and directors of UIL Holdings; and (4) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Internal control over financial reporting includes the controls themselves, monitoring (including internal auditing practices) and actions taken to correct deficiencies as identified.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, one cannot assume that existing internal control over financial reporting will be effective in future periods due to changes in conditions, or deterioration in the degree of compliance with existing policies or procedures.

Management assessed the effectiveness of UIL Holdings’ internal control over financial reporting as of December 31, 2005. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2005, UIL Holdings maintained effective internal control over financial reporting.

PricewaterhouseCoopers LLP, UIL Holdings’ independent registered public accounting firm who audited the consolidated financial statements of UIL Holdings included in this report has audited management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 as stated in their report which appears herein.

Item 9B. Other Information.

None

PART III

Item 10. Directors and Executive Officers.

The information appearing under the captions “ELECTION OF DIRECTORS” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in UIL Holdings Corporation’s (UIL Holdings’) definitive Proxy Statement for the Annual Meeting of the Shareowners to be held on May 10, 2006, which Proxy Statement will be filed with the Securities and Exchange Commission on or about April 6, 2006, is incorporated by reference in partial answer to this item. See also “EXECUTIVE OFFICERS,” following Part I, Item 4 herein. The UIL Holdings Code of Ethics for the Chief Executive Officer, Presidents, and Senior Financial Officers is available on UIL Holdings’ website (www.uil.com), and is included as Exhibit 14 to this filing on Form 10-K.

Item 11. Executive Compensation.

The information appearing under the captions “EXECUTIVE COMPENSATION,” “OPTIONS/SAR GRANTS IN LAST FISCAL YEAR,” “STOCK OPTION EXERCISES IN 2005 AND YEAR-END OPTION VALUES,” “LONG-TERM INCENTIVE PLAN AWARDS IN LAST FISCAL YEAR,” “RETIREMENT PLANS,” “BOARD OF DIRECTORS COMPENSATION AND EXECUTIVE DEVELOPMENT COMMITTEE REPORT ON EXECUTIVE COMPENSATION,” “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION,” “DIRECTOR COMPENSATION” and “SHAREOWNER RETURN PRESENTATION” in UIL Holdings’ definitive Proxy Statement for the Annual Meeting of the Shareowners to be held on May 10, 2006, which Proxy Statement will be filed with the Securities and Exchange Commission on or about April 6, 2006, is incorporated by reference in answer to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information appearing under the captions “PRINCIPAL SHAREOWNERS” and “STOCK OWNERSHIP OF DIRECTORS AND OFFICERS” in UIL Holdings’ definitive Proxy Statement for the Annual Meeting of the Shareowners to be held on May 10, 2006, which Proxy Statement will be filed with the Securities and Exchange Commission on or about April 6, 2006, is incorporated by reference in partial answer to this item. The information appearing in Item 5, “Market for UIL Holdings’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Equity Compensation Plan Information,” is incorporated by reference in partial answer to this item.

Item 13. Certain Relationships and Related Transactions.

Under a lease agreement dated May 7, 1991, The United Illuminating Company (UI) leased its corporate headquarters offices in New Haven from Connecticut Financial Center Associates Limited Partnership (CFCALP). CFCALP is a limited partnership controlled by the David T. Chase family, including Arnold L. Chase, a Director of UIL Holdings since June 28, 1999, and members of his immediate family. During 2005, UI’s lease payments to CFCALP totaled $9.5 million.

Item 14. Principal Accounting Fees and Services.

The information appearing under the caption “BOARD OF DIRECTORS REPORT OF THE AUDIT COMMITTEE” in UIL Holdings’ definitive Proxy Statement for the Annual Meeting of the Shareowners to be held on May 10, 2006, which Proxy Statement will be filed with the Securities and Exchange Commission on or about April 6, 2006, is incorporated by reference in answer to this item.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as a part of this report:

Financial Statements (see Item 8):

Consolidated statement of income for the years ended December 31, 2005, 2004 and 2003

Consolidated statement of comprehensive income for the years ended December 31, 2005, 2004 and 2003

Consolidated statement of cash flows for the years ended December 31, 2005, 2004 and 2003

Consolidated Balance Sheet, December 31, 2005 and 2004

Consolidated statement of changes in shareholders’ equity for the years ended December 31, 2005, 2004 and 2003

Notes to consolidated financial statements

Report of independent registered public accounting firm

Financial Statement Schedule (see S-1)

Schedule II - Valuation and qualifying accounts for the years ended December 31, 2005, 2004 and 2003.

Exhibits:

Pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, certain of the following listed exhibits, which are annexed as exhibits to previous statements and reports filed by UIL Holdings Corporation (Commission File Number 1-15052) (UIL) and/or The United Illuminating Company (Commission File Number 1-6788) (UI), are hereby incorporated by reference as exhibits to this report. Such statements and reports are identified by reference numbers as follows:

(1)	Filed with UI and UIL Quarterly Report (Form 10-Q) for fiscal quarter ended September 30, 2000.
(2)	Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended June 30, 2002.
(3)	Filed with UI Registration Statement No. 33-40169, effective August 12, 1991.
(4)	Filed with UI Registration Statement No. 2-57275, effective October 19, 1976.
(5)	Filed with UI Annual Report (Form 10-K) for fiscal year ended December 31, 1995.
(6)	Filed with UI Annual Report (Form 10-K) for fiscal year ended December 31, 1996.
(7)	Filed with UI Registration Statement No. 2-60849, effective July 24, 1978.
(8)	Filed with UI Annual Report (Form 10-K) for fiscal year ended December 31, 1991.
(9)	Filed with UI Quarterly Report (Form 10-Q) for fiscal quarter ended June 30, 1997.
(10)	Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended September 30, 2002.
(11)	Filed with UI Quarterly Report (Form 10-Q) for fiscal quarter ended September 30, 1997.
(12)	Filed with UI Annual Report (Form 10-K) for fiscal year ended December 31, 1999.
(13)	Filed with UI Quarterly Report (Form 10-Q) for fiscal quarter ended June 30, 2001.
(14)	Filed with UI Quarterly Report (Form 10-Q) for fiscal quarter ended March 31, 1998.
(15)	Filed with UI Quarterly Report (Form 10-Q) for fiscal quarter ended June 30, 1999.
(16)	Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended September 30, 2001.
(17)	Filed with UI Annual Report (Form 10-K) for fiscal year ended December 31, 2000.
(18)	Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended March 31, 2003.
(19)	Filed with UI Annual Report (Form 10-K) for fiscal year ended December 31, 2003.
(20)	Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended March 31, 2004.
(21)	Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended June 30, 2004.
(22)	Filed with UIL Current Report (Form 8-K) dated November 8, 2004.
(23)	Filed with UIL Current Report (Form 8-K) dated June 30, 2005.
(24)	Filed with UIL Current Report (Form 8-K) dated July 8, 2005.
(25)	Filed with UIL Current Report (Form 8-K) dated January 10, 2006.
(26)	Filed with UIL Current Report (Form 8-K) dated July 25, 2005.
(27)	Filed with UIL Annual Report (Form 10-K) for fiscal year ended December 31, 2004.
(28)	Filed with UIL Current Report (Form 8-K) dated September 26, 2005.
(29)	Filed with UIL Current Report (Form 8-K) dated November 28, 2005.

The exhibit number in the statement or report referenced is set forth in the parenthesis following the description of the exhibit. Those of the following exhibits not so identified are filed herewith.

Exhibit Table Item No.	Exhibit No.	Reference No.	Description
(2)	2**	(19)	Copy of Stock Purchase Agreement by and among UIL Holdings Corporation, United Resources, Inc. and CheckFree Corporation, dated December 16, 2003. (Exhibit 2)
(2)	2.1a	(21)	Copy of First Amendment to Stock Purchase Agreement by and among UIL Holdings Corporation, United Resources, Inc. and CheckFree Corporation, dated December 16, 2003. (Exhibit 2.1a)
(2)	2.1b	(21)	Copy of Second Amendment to Stock Purchase Agreement by and among UIL Holdings Corporation, United Resources, Inc. and CheckFree Corporation, dated December 16, 2003. (Exhibit 2.1b)
(2)	2.2#
Copy of Purchase Agreement by and among TransEnergie HQ, Inc., TransEnergie U.S. Ltd., United Capital Investments, Inc., Cross-Sound Cable Company, LLC, BBI CSC LLC, Babcock & Brown Infrastructure Limited, Babcock & Brown Investor Services Ltd., Hydro-Quebec, and United Resources, Inc. dated November 8, 2005

(3)	3.1	(1)	Copy of Certificate of Incorporation of UIL Holdings Corporation, as amended through July 20, 2000. (Exhibit 3.3)
(3)	3.2a	(2)	Copy of Bylaws of UIL Holdings Corporation, as amended through July 22, 2002. (Exhibit 3.2a)
(3)	3.2b	(26)	Copy of Amendment to Bylaws of UIL Holdings Corporation, dated July 27, 2005. (Exhibit 3)
(4)	4.1	(3)	Copy of Indenture, dated as of August 1, 1991, from The United Illuminating Company to The Bank of New York, Trustee. (Exhibit 4)
(10)	10.1	(4)	Copy of Stockholder Agreement, dated as of July 1, 1964, among the various stockholders of Connecticut Yankee Atomic Power Company, including The United Illuminating Company. (Exhibit 5.1-1)
(10)	10.2a	(4)	Copy of Power Contract, dated as of July 1, 1964, between Connecticut Yankee Atomic Power Company and The United Illuminating Company. (Exhibit 5.1-2)
(10)	10.2b	(5)	Copy of Additional Power Contract, dated as of April 30, 1984, between Connecticut Yankee Atomic Power Company and The United Illuminating Company. (Exhibit 10.2f)
(10)	10.2c	(6)	Copy of 1987 Supplementary Power Contract, dated as of April 1, 1987, supplementing Exhibits 10.2a and 10.2b. (Exhibit 10.2c)
(10)	10.2d	(6)	Copy of 1996 Amendatory Agreement, dated as of December 4, 1996, amending Exhibits 10.2b and 10.2c. (Exhibit 10.2d)
(10)	10.2e	(6)	Copy of First Supplement to 1996 Amendatory Agreement, dated as of February 10, 1997, supplementing Exhibit 10.2d. (Exhibit 10.2e)
(10)	10.3	(4)	Copy of Capital Funds Agreement, dated as of September 1, 1964, between Connecticut Yankee Atomic Power Company and The United Illuminating Company. (Exhibit 5.1-3)
(10)	10.4	(7)	Copy of Capital Contributions Agreement, dated October 16, 1967, between The United Illuminating Company and Connecticut Yankee Atomic Power Company. (Exhibit 5.1-5)
(10)	10.5a	(7)
Copy of Transmission Line Agreement, dated January 13, 1966, between the Trustees of the Property of The New York, New Haven and Hartford Railroad Company and The United Illuminating Company. (Exhibit 5.4)

(10)	10.5b	(8)	Notice, dated April 24, 1978, of The United Illuminating Company’s intention to extend term of Transmission Line Agreement dated January 13, 1966, Exhibit 10.5a. (Exhibit 10.9b)

Exhibit Table Item No.	Exhibit No.	Reference No.	Description
(10)	10.5c	(8)	Copy of Letter Agreement, dated March 28, 1985, between The United Illuminating Company and National Railroad Passenger Corporation, supplementing and modifying Exhibit 10.5a. (Exhibit 10.9c)
(10)	10.5d	(9)
Copy of Notice, dated April 22, 1997, of The United Illuminating Company’s intention to extend term of Transmission Line Agreement, Exhibit 10.5a, as supplemented and modified by Exhibit 10.5c. (Exhibit 10.9d)

(10)	10.5e	(19)
Copy of Transmission Line Agreement, dated May 15, 2003, between the State of Connecticut Department of Transportation and The United Illuminating Company, amending and restating Exhibit 10.5a. (Exhibit 10.5e)

(10)	10.6a	(10)	Copy of Agreement and Supplemental Agreement, effective June 9, 2002, between The United Illuminating Company and Local 470-1, Utility Workers Union of America, AFL-CIO. (Exhibit 10.7d)
(10)	10.7a*	(22)	Copy of Employment Agreement, dated as of November 8, 2004, between UIL Holdings Corporation and Charles J. Pepe. (Exhibit 10.11)
(10)	10.7b*	(23)	Copy of First Amendment, made as of June 30, 2005, to Employment Agreement, dated as of November 8, 2004, between UIL Holdings Corporation and Charles J. Pepe. (Exhibit 10.1)
(10)	10.8*	(23)	Copy of Separation and Release Agreement, dated June 30, 2005, among UIL Holdings Corporation, The United Illuminating Company and Charles J. Pepe. (Exhibit 10.2)
(10)	10.9*	(22)	Copy of Performance Share Agreement for Annual Performance Shares, dated as of November 8, 2004, between UIL Holdings Corporation and Charles J. Pepe. (Exhibit 10.12)
(10)	10.10a*	(22)	Copy of Employment Agreement, dated as of November 8, 2004, between UIL Holdings Corporation and Nathaniel D. Woodson. (Exhibit 10.1)
(10)	10.10b*	(24)	Copy of First Amendment, made July 8, 2005, to Employment Agreement, dated as of November 8, 2004, between UIL Holdings Corporation and Nathaniel D. Woodson. (Exhibit 10.1)
(10)	10.10c*	(24)	Copy of Second Amendment, made July 8, 2005, to Employment Agreement, dated as of November 8, 2004, between UIL Holdings Corporation and Nathaniel D. Woodson. (Exhibit 10.2)
(10)	10.10d*		Copy of Amendment, made November 28, 2005, to Employment Agreement, dated as of November 8, 2004, between UIL Holdings Corporation and Nathaniel D. Woodson.
(10)	10.11*	(22)	Copy of Performance Share Agreement for Annual Performance Shares, dated as of November 8, 2004, between UIL Holdings Corporation and Nathaniel D. Woodson. (Exhibit 10.2)
(10)	10.12*	(22)	Copy of Performance Share Agreement for TSR Performance Shares, dated as of November 8, 2004, between UIL Holdings Corporation and Nathaniel D. Woodson. (Exhibit 10.3)
(10)	10.13a*	(14)	Copy of The United Illuminating Company Phantom Stock Option Agreement, dated as of February 23, 1998, between The United Illuminating Company and Nathaniel D. Woodson. (Exhibit 10.29)
(10)	10.13b*	(1)
Copy of First Amendment, made as of the close of business on July 20, 2000, to The United Illuminating Company Phantom Stock Option Agreement, dated as of February 28, 1998, between The United Illuminating Company and Nathaniel D. Woodson. (Exhibit 10.21b+)

(10)	10.13c*	(24)
Copy of Second Amendment, dated July 8, 2005, to The United Illuminating Company Phantom Stock Option Agreement, dated as of February 28, 1998, between The United Illuminating Company and Nathaniel D. Woodson. (Exhibit 10.3)

Exhibit Table Item No.	Exhibit No.	Reference No.	Description
(10)	10.14*	(24)	Copy of Employment Agreement, dated as of July 8, 2005, between The United Illuminating Company and Richard J. Nicholas. (Exhibit 10.4)
(10)	10.15*	(24)	Copy of Performance Share Agreement for TSR Performance Shares, dated July 8, 2005, between UIL Holdings Corporation and Richard J. Nicholas. (Exhibit 10.5)
(10)	10.16*	(28)	Copy of Stock Option Agreement, dated September 26, 2005, between UIL Holdings Corporation and Richard J. Nicholas. (Exhibit 10.1)
(10)	10.17*	(24)	Copy of Employment Agreement, dated as of July 8, 2005, between The United Illuminating Company and Susan E. Allen. (Exhibit 10.6)
(10)	10.18*	(22)	Copy of Performance Share Agreement for Annual Performance Shares, dated as of November 8, 2004, between UIL Holdings Corporation and Susan E. Allen. (Exhibit 10.10)
(10)	10.19a*	(22)	Copy of Employment Agreement, dated as of November 8, 2004, between UIL Holdings Corporation and Louis J. Paglia. (Exhibit 10.4)
(10)	10.19b*		Copy of Amendment, made November 28, 2005, to Employment Agreement, dated as of November 8, 2004, between UIL Holdings Corporation and Louis J. Paglia.
(10)	10.20*	(22)	Copy of Performance Share Agreement for Annual Performance Shares, dated as of November 8, 2004, between UIL Holdings Corporation and Louis J. Paglia. (Exhibit 10.5)
(10)	10.21*	(22)	Copy of Performance Share Agreement for TSR Performance Shares, dated as of November 8, 2004, between UIL Holdings Corporation and Louis J. Paglia. (Exhibit 10.6)
(10)	10.22*	(24)	Copy of Employment Agreement, dated as of July 8, 2005, between The United Illuminating Company and Gregory W. Buckis. (Exhibit 10.7)
(10)	10.23*	(22)	Copy of Performance Share Agreement for Annual Performance Shares, dated as of November 8, 2004, between UIL Holdings Corporation and Gregory W. Buckis. (Exhibit 10.8)
(10)	10.24*	(24)	Copy of Employment Agreement, dated as of November 8, 2004, between UIL Holdings Corporation and Deborah C. Hoffman. (Exhibit 10.8)
(10)	10.25*	(24)	Copy of First Amendment, dated July 8, 2005, to Employment Agreement, dated as of November 8, 2004, between UIL Holdings Corporation and Deborah C. Hoffman. (Exhibit 10.9)
(10)	10.26*	(25)	Copy of Employment Agreement, dated as of January 10, 2006, between UIL Holdings Corporation and James P. Torgerson. (Exhibit 10.1)
(10)	10.27a*	(18)	Copy of UIL Holdings Corporation 1999 Amended and Restated Stock Plan, as Amended and Restated effective March 24, 2003. (Exhibit 10.16c)
(10)	10.27b*	(26)	Copy of First Amendment to the UIL Holdings Corporation 1999 Amended and Restated Stock Plan, dated July 26, 2005. (Exhibit 10)
(10)	10.28*	(16)	Copy of UIL Holdings Corporation Change In Control Severance Plan (As Amended and Restated Effective September 24, 2001). (Exhibit 10.21+)
(10)	10.29*	(17)	Copy of Non-Employee Directors’ Common Stock and Deferred Compensation Plan of UIL Holdings Corporation, as amended through December 31, 2000. (Exhibit 10.19*)
(10)	10.30*	(1)	Copy of UIL Holdings Corporation Non-Employee Directors Change in Control Severance Plan. (Exhibit 10.32+)
(10)	10.31a*	(18)	Copy of UIL Holdings Corporation Deferred Compensation Plan, as originally adopted effective January 27, 2003, reflecting amendments through March 24, 2003. (Exhibit 10.20)
(10)	10.31b*	(29)	Copy of Second Amendment to the UIL Holdings Corporation Deferred Compensation Plan. (Exhibit 10.1)

Exhibit Table Item No.	Exhibit No.	Reference No.	Description
(10)	10.32*	(20)	Copy of UIL Holdings Corporation Senior Executive Incentive Compensation Program. (Exhibit 10.19)
(10)	10.33a*	(27)	Copy of UIL Holdings Corporation Executive Incentive Compensation Program (Exhibit 10.27a).
(10)	10.33b*	(27)	Copy of First Amendment to UIL Holdings Corporation Executive Incentive Compensation Program (Exhibit 10.27b).
(10)	10.34*	(27)	Copy of Form of Annual Performance Share Agreement under the UIL Holdings Corporation 1999 Amended and Restated Stock Plan (Exhibit 10.28).
(14)	14	(19)	Copy of UIL Holdings Corporation Code of Ethics for the Chief Executive Officer, Presidents, and Senior Financial Officers. (Exhibit 14)
(21)	21	(2)	List of subsidiaries of UIL Holdings Corporation. (Exhibit 21a)
(23)	23		Consent of Independent Accountants.
(31)	31.1		Certification of Periodic Financial Report.
(31)	31.2		Certification of Periodic Financial Report.
(32)	32		Certification of Periodic Financial Report.
______________________
* Management contract or compensatory plan or arrangement.
**	UIL Holdings agrees to furnish supplementary a copy of any omitted schedules to this Agreement to the Securities and Exchange Commission upon request.
# Redacted version of agreement attached.

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

UIL HOLDINGS CORPORATION

Date: February 17, 2006	By /s/ Nathaniel D. Woodson
Nathaniel D. Woodson
Chairman of the Board of Directors
And Chief Executive Officer

Date: February 17, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nathaniel D. Woodson	Director, Chairman of the	February 17, 2006
(Nathaniel D. Woodson) (Principal Executive Officer)	Board of Directors and Chief Executive Officer

/s/ Richard J. Nicholas	Executive Vice President and	February 17, 2006
(Richard J. Nicholas)	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ John F. Croweak	Director	February 17, 2006
(John F. Croweak)

/s/ F. Patrick McFadden, Jr.	Director	February 17, 2006
(F. Patrick McFadden, Jr.)

/s/ Betsy Henley-Cohn	Director	February 17, 2006
(Betsy Henley-Cohn)

/s/ James A. Thomas	Director	February 17, 2006
(James A. Thomas)

/s/ John L. Lahey	Director	February 17, 2006
(John L. Lahey)

/s/ Marc C. Breslawsky	Director	February 17, 2006
(Marc C. Breslawsky)

Signature	Title	Date

/s/ Thelma R. Albright	Director	February 17, 2006
(Thelma R. Albright)

/s/ Arnold L. Chase	Director	February 17, 2006
(Arnold L. Chase)

/s/ Daniel J. Miglio	Director	February 17, 2006
(Daniel J. Miglio)

/s/ William F. Murdy	Director	February 17, 2006
(William F. Murdy)

UIL Holdings Corporation
Schedule II - Valuation and Qualifying Accounts
For the Year Ended December 31, 2005, 2004 and 2003
(Thousands of Dollars)

Col. A.		Col. B.	Col. C			Col. D.		Col. E.
				Additions
		Balance at	Charged to		Charged to			Balance at
		Beginning	Costs and		Other			End
Classification		of Period	Expenses		Accounts	Deductions		of Period

RESERVE DEDUCTION FROM
ASSETS TO WHICH IT APPLIES:

Reserve for uncollectible
accounts (consolidated):
	2005	$3,934	$11,027		$-	$10,866	(A)	$4,095
	2004	$3,302	$9,257		$-	$8,625	(A)	$3,934
	2003	$3,184	$6,253		$-	$6,135	(A)	$3,302

(A) Accounts written off, net of recoveries

- S1 -