Form 10-Q
period 2006-05-03
UIL HOLDINGS CORP
filed 2006-05-03
CIK 1082510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

The number of shares outstanding of the issuer’s only class of common stock, as of April 28, 2006 was 14,728,040.

INDEX

Part I. FINANCIAL INFORMATION

Part II. OTHER INFORMATION

Item 1a	Risk Factors	47
Item 6.	Exhibits	48
	SIGNATURES	49

PART 1: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF INCOME (LOSS)
(Thousands except per share amounts)
(Unaudited)
	Three Months Ended
	March 31,
	2006	2005

Operating Revenues (Note F)
Utility	$200,285	$186,916
Non-utility businesses	98,202	91,624
Total Operating Revenues	298,487	278,540
Operating Expenses
Operation
Fuel and energy (Note F)	103,146	95,167
Operation and maintenance	159,774	139,464
Depreciation and amortization (Note F)	17,362	18,418
Goodwill impairment (Note H)	85,004	-
Taxes - other than income taxes (Note F)	11,562	10,888
Total Operating Expenses	376,848	263,937
Operating Income (Loss)	(78,361)	14,603

Other Income and (Deductions), net (Note F)	4,387	2,801

Interest Charges, net
Interest on long-term debt	5,413	5,080
Other interest, net (Note F)	1,094	549
	6,507	5,629
Amortization of debt expense and redemption premiums	386	384
Total Interest Charges, net	6,893	6,013

Income (Loss) Before Gain on Sale of Equity Investments,
Income Taxes and Equity Earnings	(80,867)	11,391

Gain on Sale of Equity Investments (Note A)	18,908	-

Income (Loss) Before Income Taxes and Equity Earnings	(61,959)	11,391

Income Taxes (Benefit) (Note E)	(23,630)	4,342

Income (Loss) Before Equity Earnings	(38,329)	7,049
Income (Losses) from Equity Investments	541	(3,821)
Net Income (Loss)	$(37,788)	$3,228

Average Number of Common Shares Outstanding - Basic	14,595	14,503
Average Number of Common Shares Outstanding - Diluted	14,718	14,593

Earnings Per Share of Common Stock - Basic:	$(2.59)	$0.22

Earnings Per Share of Common Stock - Diluted:	$(2.57)	$0.22

Cash Dividends Declared per share of Common Stock	$0.72	$0.72

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET

ASSETS
(Thousands of Dollars)
(Unaudited)
	March 31,	December 31,
	2006	2005
Current Assets
Unrestricted cash and temporary cash investments	$121,433	$28,860
Restricted cash	89	296
Utility accounts receivable less allowance of $2,600 and $2,600	59,600	69,547
Other accounts receivable less allowance of $1,535 and $1,495	113,142	115,567
Unbilled revenues	50,336	46,905
Current regulatory assets	44,229	36,961
Loan receivable - Cross-Sound Cable Project	-	23,787
Materials and supplies, at average cost	6,979	6,533
Deferred income taxes	40,903	6,641
Prepayments	5,915	4,147
Other	554	554
Total Current Assets	443,180	339,798

Investments
Investment in United Bridgeport Energy facility	-	70,344
Other	13,824	24,753
Total Investments	13,824	95,097

Property, Plant and Equipment at original cost
In service	828,182	824,530
Less, accumulated depreciation	300,515	297,993
	527,667	526,537
Construction work in progress	67,544	65,544
Net Property, Plant and Equipment	595,211	592,081

Regulatory Assets (future amounts due from customers
through the ratemaking process)
Nuclear plant investments-above market	370,058	375,169
Income taxes due principally to book-tax differences	67,627	72,951
Long-term purchase power contracts-above market	34,300	38,242
Connecticut Yankee	30,372	31,552
Unamortized redemption costs	16,718	16,919
Other	72,359	69,116
Total Regulatory Assets	591,434	603,949

Deferred Charges and Other Assets
Goodwill	-	85,004
Unamortized debt issuance expenses	7,325	7,527
Prepaid Pension	54,307	56,532
Other long-term receivable	17,158	16,579
Other	1,671	2,488
Total Deferred Charges and Other Assets	80,461	168,130

Total Assets	$1,724,110	$1,799,055

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET

LIABILITIES AND CAPITALIZATION
(Thousands of Dollars)
(Unaudited)
	March 31,	December 31,
	2006	2005
Current Liabilities
Notes payable	$2,113	$27,302
Current portion of long-term debt	4,286	4,286
Accounts payable	74,861	77,224
Dividends payable	10,529	10,517
Accrued liabilities	63,176	66,211
Deferred revenues - non-utility businesses	27,832	23,397
Current regulatory liabilities	14,871	17,430
Interest accrued	4,516	4,191
Taxes accrued	18,488	4,636
Total Current Liabilities	220,672	235,194

Noncurrent Liabilities
Purchase power contract obligation	52,545	55,602
Pension accrued	8,566	8,272
Connecticut Yankee contract obligation	39,525	40,414
Long-term notes payable	2,870	3,834
Other	23,340	23,255
Total Noncurrent Liabilities	126,846	131,377

Deferred Income Taxes (future tax liabilities owed
to taxing authorities)	336,299	340,953

Regulatory Liabilities (future amounts owed to customers
through the ratemaking process)
Accumulated deferred investment tax credits	11,396	11,432
Deferred gains on sale of property	32,183	32,183
Asset removal cost	5,426	5,828
Other	10,755	10,621
Total Regulatory Liabilities	59,760	60,064

Commitments and Contingencies (Note J)

Capitalization (Note B)
Net long-term debt	482,603	486,889

Common Stock Equity
Common stock	308,572	307,398
Paid-in capital	11,599	10,307
Capital stock expense	(2,170)	(2,170)
Unearned employee stock ownership plan equity	(3,324)	(3,562)
Unearned compensation	(1,734)	(699)
Accumulated other comprehensive loss	(940)	(940)
Retained earnings	185,927	234,244
Net Common Stock Equity	497,930	544,578

Total Capitalization	980,533	1,031,467

Total Liabilities and Capitalization	$1,724,110	$1,799,055

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash Flows From Operating Activities
Net Income	$(37,788)	$3,228
Adjustments to reconcile net income
to net cash provided by operating activities:
Gain on sale of investment	(18,908)	-
Goodwill impairment	85,004	-
Depreciation and amortization	12,476	13,439
Purchase power contract amortization (Note F)	5,272	5,363
Purchase power above market fuel expense credit (Note F)	(5,272)	(5,363)
Deferred income taxes	(38,895)	(1,492)
Stock-based compensation expense (Note A)	1,375	721
Deferred investment tax credits - net	(37)	(113)
Allowance for funds used during construction	(849)	(688)
Undistributed (earnings) losses of minority interest investments	(541)	3,821
Changes in:
Accounts receivable - net	12,372	1,554
Materials and supplies	(446)	79
Prepayments	(1,768)	(3,355)
Accounts payable	1,805	(11,693)
Interest accrued	326	441
Taxes accrued	13,853	4,484
Other assets	4,198	5,667
Other liabilities	(10,178)	(12,062)
Total Adjustments	59,787	803
Net Cash provided by Operating Activities	21,999	4,031

Cash Flows from Investing Activities
Proceeds from (loan to) Cross-Sound Cable Project	23,787	(278)
Proceeds from sale of investments	100,949	-
Deferred payments in prior acquisitions	(5,277)	(1,831)
Non-utility minority interest investments	(108)	(2,144)
Plant expenditures	(9,869)	(9,090)
Changes in restricted cash	207	(38)
Net Cash provided by (used in) Investing Activities	109,689	(13,381)

Cash Flows from Financing Activities
Issuances of common stock	293	305
Payments on long-term debt	(4,286)	(4,286)
Notes payable - short-term, net	(25,189)	10,698
Payments on notes payable - long-term	-	(577)
Proceeds from notes payable - long-term	-	153
Payment of common stock dividend	(10,517)	(10,444)
Bank overdraft	426	1,328
Other	158	(198)
Net Cash used in Financing Activities	(39,115)	(3,021)

Cash and Temporary Cash Investments:
Net change for the period	92,573	(12,371)
Balance at beginning of period	28,860	40,165
Balance at end of period	$121,433	$27,794

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

(A) STATEMENT OF ACCOUNTING POLICIES

Basis of Presentation

UIL Holdings Corporation (UIL Holdings) was formed in July 2000 and was an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935 until the effective date of its repeal, at which time it became a holding company under the provisions of the Public Utility Holding Company Act of 2005 (PUHCA 2005). Through its various subsidiaries, UIL Holdings operates in two principal lines of business: utility and non-utility. The utility business consists of the electric transmission and distribution operations of The United Illuminating Company (UI). The non-utility business consists of the operations of Xcelecom, Inc. (Xcelecom) and United Capital Investments, Inc. (UCI), which holds a minority ownership interest in two investment funds. The non-utility businesses also included a minority ownership interest in Bridgeport Energy, LLC (BE) held by United Bridgeport Energy, Inc. (UBE) until the completion of the sale of that interest to an affiliate of Duke Energy on March 28, 2006, as well as UCI’s minority ownership interest in Cross-Sound Cable Company, LLC (Cross-Sound) until the completion of the sale of that interest to Babcock and Brown Infrastructure Ltd. on February 27, 2006. As discussed further in “Note P - Subsequent Events” of this Form 10Q, on April 26, 2006, UIL Holdings announced its intention to divest its wholly-owned subsidiary, Xcelecom, completing its corporate strategic realignment to focus on its regulated electric utility, UI. UIL Holdings is headquartered in New Haven, Connecticut, where its senior management maintains offices and is responsible for overall planning, operating and financial functions. UIL Holdings’ Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements included in UIL Holdings’ Annual Report on Form 10-K for the year ended December 31, 2005. Such notes are supplemented below.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted in accordance with Securities and Exchange Commission rules and regulations. UIL Holdings believes that the disclosures made are adequate to make the information presented not misleading. The information presented in the consolidated financial statements reflects all adjustments which, in the opinion of UIL Holdings, are necessary for a fair statement of the financial position and results of operations for the interim periods described herein. All such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2006 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2006.

Certain amounts previously reported have been reclassified to conform to the current presentation.

Property, Plant and Equipment

UI accrues for estimated costs of removal for certain of its plant-in-service. Such removal costs are included in the approved rates used to depreciate these assets. At the end of the service life of the applicable assets, the accumulated depreciation in excess of the historical cost of the asset provides for the estimated cost of removal. In accordance with Statement of Financial Accounting Standard (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” UI’s accrued costs of removal have been recorded as a regulatory liability. Accrued costs of removal as of March 31, 2006 and December 31, 2005 totaled $5.4 million and $5.8 million, respectively.

Restructuring Charges

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. In the fourth quarter of 2004, UIL Holdings recorded employee termination costs associated with the reorganization of UIL Holdings’ Finance organization amounting to $2 million. Of the total $2 million of restructuring costs recognized in 2004, approximately $1.5 million was recorded as a restructuring reserve, $0.3 million was recorded as equity (due to the anticipated vesting of stock-based compensation units), with the remainder recorded as

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

liabilities for payroll taxes and employee benefits. These costs were reflected in the line “Operation and Maintenance expenses” in the Consolidated Statement of Income, and on a segment reporting basis, $1.2 million of these costs were reflected in the results of UI, with the remaining $0.8 million of unallocated costs residing in UIL Corporate. The restructuring reserve as of March 31, 2006 was approximately $1.3 million. These accrued restructuring costs are expected to be settled throughout 2006 and 2007 in accordance with the employee’s severance agreement. A reconciliation of the changes in the restructuring reserve liability balance since December 31, 2005 is presented below.

(In Thousands)	Total
Restructuring Accrual December 31, 2005	$1,181
Adjustment for final employee severance payout	76
Restructuring Accrual March 31, 2006	$1,257

Goodwill and Other Intangible Assets

Effective January 1, 2002, UIL Holdings adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement modifies the accounting and reporting of goodwill and intangible assets. Under this standard, UIL Holdings is no longer amortizing its existing goodwill. In addition, SFAS No. 142 requires goodwill to be allocated to reporting units (Xcelecom) and measured for impairment under a two-step test annually or more frequently if events trigger an earlier assessment.

UIL Holdings announced on April 26, 2006, its intention to divest its wholly-owned subsidiary, Xcelecom, completing its corporate strategic realignment to focus on its regulated electric utility, UI. Due to the announcement regarding Xcelecom, a pre-tax goodwill impairment charge of $85.0 million was recorded during the first quarter of 2006 based on UIL Holdings intent to divest, estimates of fair value as determined by an outside advisory firm and indicative third party bids. At December 31, 2005, UIL Holdings’ impairment testing was based upon circumstances in effect at that time. Potential impairment was measured based on a long term outlook to hold and operate Xcelecom and, therefore, evaluated the net present value of estimated future cash flows. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the impairment is included in UIL Holdings consolidated results for the three months ended March 31, 2006, but will be reclassified to discontinued operations beginning in the second quarter of 2006. See this “Note (A) section - Impairment of Long-Lived Assets and Investments and Discontinued Operations.”

Under SFAS No. 142, UIL Holdings has determined the useful life of other intangible assets and is amortizing the value over the useful life. Other intangible assets are required to be tested for impairment in a manner similar to goodwill. Due to the announcement regarding Xcelecom, a pre-tax impairment charge of $0.1 million was recorded during the first quarter of 2006. The impairment is included in UIL Holdings’ consolidated results for the three months ended March 31, 2006, but will be reclassified to discontinued operations beginning in the second quarter of 2006. For further information regarding this standard, see “Note (H), Goodwill and Other Intangible Assets.”

Impairment of Long-Lived Assets and Investments

SFAS No. 144 requires the recognition of impairment losses on long-lived assets when the book value of an asset exceeds the sum of the expected future undiscounted cash flows that result from the use of the asset and its eventual disposition. If impairment arises, then the amount of any impairment is measured based on discounted cash flows. This standard also requires that rate-regulated companies recognize an impairment loss when a regulator excludes all or part of a cost from rates, even if the regulator allows the company to earn a return on the remaining costs allowed. Under this standard, the probability of recovery and the recognition of regulatory assets under the criteria of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” must be assessed on an ongoing basis. At March 31, 2006 and December 31, 2005, UIL Holdings did not have any assets that were impaired under this standard.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

Discontinued Operations

SFAS No. 144 also addresses the accounting for, and disclosure of, long-lived assets to be disposed of by sale. Under SFAS No. 144, when a long-lived asset or group of assets (disposal group) meets certain criteria set forth in the statement, including a commitment by the company to a plan to sell the long-lived asset (disposal group) within a twelve month period:

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
•
management believes the operations and cash flows of Xcelecom will be eliminated from ongoing operations of UIL Holdings after divestiture and there will be no significant continuing involvement following the sale.

UIL Holdings announced on April 26, 2006, its intentions to divest its wholly-owned subsidiary, Xcelecom. With the announcement, Xcelecom meets the criteria set forth in SFAS No. 144 to be classified as held for sale and will be reported as such in UIL Holdings’ Form 10Q for the period ending June 30, 2006. The disposal is expected to be completed within twelve months. See“Note (P) - Subsequent Events.”

Major classes of assets and liabilities of Xcelecom consist of current assets of $160.9 million, property, plant & equipment of $10.0 million, other assets of $3 million, current liabilities of $73.3 million and non current liabilities of $7.6 million. When the sale is completed, $34.0 million of deferred tax assets related to the impairment of goodwill will be transferred to UIL Holdings and utilized with the filing of UIL Holdings’ consolidated tax returns. If the deferred tax asset transfer had occurred on March 31, 2006, the book value of Xcelecom would have been approximately $59 million.

Earnings per Share

The following table presents a reconciliation of the basic and diluted earnings per share calculations for the quarters ended March 31, 2006 and March 31, 2005:

	Income (Loss) Applicable to Common Stock	Average Number of Shares Outstanding	Earnings per Share
	(In Thousands, except per share amounts)
2006
Basic earnings (loss)	$(37,788)	14,595	$(2.59)
Effect of dilutive stock options (1)	-	123	0.02
Diluted earnings (loss)	$(37,788)	14,718	$(2.57)

2005
Basic earnings	$3,228	14,503	0.22
Effect of dilutive stock options (1)	-	90	-
Diluted earnings	$3,228	14,593	$0.22

(1) Reflecting the effect of dilutive stock options, performance shares and restricted stock. Dilutive securities diluted the loss by $0.02 per share for the three months ended March 31, 2006, but did not dilute earnings for the three months ended March 31, 2005.

Stock options to purchase 325,439  and 277,190 shares of common stock were outstanding but not included in the computation of diluted earnings per share, because the options’ exercise prices were greater than the average market price of the common shares during the first quarter of 2006 and 2005, respectively.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

Stock-Based Compensation

On January 1, 2006, UIL Holdings adopted SFAS No. 123 (Revised), “Share-Based Payment” (SFAS No. 123R), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) and supersedes Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25). Under the modified prospective method of adoption, pursuant to SFAS No. 123R, options granted after December 31, 2005 are expensed based on their fair value at date of grant over the vesting period, following the non-substantive vesting approach. Prior to January 1, 2006, UIL Holdings followed the fair value recognition provisions, under the prospective method, of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS No. 148), an amendment of SFAS No. 123. Under SFAS No. 148, UIL Holdings records compensation expense related to stock options based on the most recently available fair-value estimates calculated by an independent party utilizing the binomial option-pricing model following the nominal vesting approach. No compensation expense was recorded prior to January 1, 2003, as UIL Holdings accounted for employee stock-based compensation in accordance with APB No. 25 as permitted by SFAS No. 123.

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

In 2004, UIL Holdings implemented a performance-based long-term incentive arrangement under the Plan pursuant to which certain members of management have the opportunity to earn a pre-determined number of performance shares, the number of which is predicated upon the achievement of various pre-defined performance measures. Except in the case of retirement eligible employees, for whom vesting is immediate in accordance with SFAS No. 123R, these performance shares vest over a three-year cycle with the actual issuance of UIL Holdings common stock in respect of such shares following the end of each three-year cycle. A new three-year cycle begins in January of each year. UIL Holdings records compensation expense for these performance shares ratably over the three-year period, except in the case of retirement eligible employees, for whom compensation expense is immediately recognized in accordance with SFAS No. 123R, based on the value of the expected payout at the end of each year relative to the performance measures achieved. An additional $0.7 million of compensation expense was recorded in the first quarter of 2006 in regards to retirement eligible employees based on the adoption of SFAS No. 123R retirement eligible provisions. UIL Holdings records stock compensation expense in the current period based on quarterly projected performance against formal plans over the performance period. A target amount of 49,100 performance shares were granted during the first quarter of 2006; the average of the high and low market price on the date of grant was $50.91 per share.

In January 2006, UIL Holdings granted a total of 10,000 shares of restricted stock to its new President, James P. Torgerson, pursuant to his employment agreement; the average of the high and low market price on the date of grant was $48.50 per share. In March 2006, UIL Holdings granted another 1,547 shares of restricted stock to Mr. Torgerson pursuant to his employment agreement; the high and low market price on the date of grant was $50.91 per share. Such shares were granted pursuant to the Plan. Compensation expense for this restricted stock is recorded ratably over the five-year vesting period for such restricted stock.

In March 2006, UIL Holdings granted a total of 12,000 shares of restricted stock to directors; the average of the high and low market price on the date of grant was $50.91 per share. Such shares were granted pursuant to the Plan. Compensation expense for this restricted stock is recorded ratably over the three-year vesting period for such restricted stock, except in the case of retirement eligible directors, for whom vesting and compensation expense is accelerated in accordance with SFAS No. 123R.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

As of December 31, 2005 and March 31, 2006, UIL Holdings had 36,000 and 47,547 shares of restricted stock which had not vested with a weighted average exercise price of $43.75 and $49.22, respectively. In March 2006, 12,000 shares of previously granted restricted stock grants to directors vested, of which the intrinsic value was $0.2 million.

The following table sets forth information regarding stock option transactions for the year ended December 31, 2005 and the quarter ended March 31, 2006.

	Number of Options		Option Price per Share	Weighted Average Exercise Price
Balance - December 31, 2004	669,653		$36.13-$57.99	$47.28
Granted	56,671	(1)	$51.43-$52.40	$51.55
Forfeited	(32,898)		$36.13-$57.99	$54.44
Exercised	(118,298)		$36.13-$45.42	$38.22
Balance - December 31, 2005	575,128		$36.13-$57.60	$49.17
Granted	-	(1)	-	-
Forfeited	-		-	-
Exercised	-		-	-
Balance - March 31, 2006	575,128		$36.13-$57.60	$49.17

Exercisable at December 31, 2005	482,417		$36.13-$57.60	$51.46
Exercisable at March 31, 2006	482,972	(2)	$36.13-$57.60	$51.45

(1)
One-third of the options granted become exercisable on each of the first three anniversaries of the grant date, with the exception of reload grants, for which the entire grant becomes exercisable six months from the grant date.

(2)	The intrinsic value of excercisable stock options at March 31, 2006 was $1.4 million.

Total stock based compensation expenses for the quarters ended March 31, 2006 and 2005 were $1.4 million, after-tax of $0.8 million, and $0.7 million, after-tax of $0.4 million, respectively. No share based compensation costs were capitalized as part of the costs of an asset during the quarters ended.

As of March 31, 2006, total stock option compensation costs, performance-base costs and restricted stock costs related to non-vested awards not yet recognized was $0.2 million, $3.6 million and $1.7 million, respectively. The weighted-average period over which the stock option compensation costs, performance-base cost and restricted stock cost will be recognized in four months, thirteen months and twenty months, respectively.

The non-employee director’s shares issued for services rendered are usually met from the Non-Employee Director Common Stock and Deferred Compensation Plan.  Employee performance shares and options are met from the approved 1999 Amended and restated UIL Holdings Stock Plan.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)
The following table illustrates the effect on net income and earnings per share of applying the fair value based method to all outstanding and unvested awards in each period.

	Three Months Ended March 31,

	2006	2005
	(In thousands, except per share amounts)
Net Income (Loss), as reported	$(37,788)	$3,228
Add: Stock-based compensation expense included in reported
net income, net of related tax effects	813	434
Deduct: Total stock-based compensation determined under fair
value based method for all stock grants, net of related tax effect	(813)	(563)

Pro forma Net Income, (Loss)	$(37,788)	$3,099

Earnings per share:
Basic - as reported	$(2.59)	$0.22

Basic - proforma	$(2.59)	$0.21

Diluted - as reported	$(2.57)	$0.22

Diluted - proforma	$(2.57)	$0.21

Comprehensive Income

Comprehensive income for the three months ended March 31, 2006 and 2005 was equal to net income as reported.

Equity Investment Sales

On February 27, 2006, UCI completed the sale of its ownership interest in Cross-Sound. UCI received proceeds of $29.9 million for its $11.4 million investment in Cross-Sound. Excluding transaction costs, UCI recognized a pre-tax gain on the sale of approximately $18.5 million.

On March 28, 2006, UBE completed the sale of its ownership interest in BE. UBE received proceeds of $71 million for its $70.6 million investment in BE. Excluding transaction costs, UBE recognized a pre-tax gain on the sale of approximately $0.4 million.

These gains on sale of ownership interests are included in gain on sale of equity investments on the UIL Consolidated Statement of Income for the three months ended March 31, 2006.

New Accounting Standards

In March 2006, the Financial Accounting Standard Board (FASB) issued a Proposed Statement on Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits. The proposed Statement requires an employer that sponsors one or more defined benefit pension or other postretirement plans to recognize an asset or liability for the overfunded or underfunded status of the plan. For a pension plan, the asset or liability is the

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)
difference between the fair value of the plan’s assets and the projected benefit obligation. For any other postretirement benefit plan, the asset or liability is the difference between the fair value of the plan’s assets and the accumulated postretirement benefit obligation. In addition, employers must record all unrecognized prior service costs and credits and unrecognized actuarial gains and losses in accumulated other comprehensive income. Such amounts will then be reclassified into earnings as components of net periodic benefit cost/income pursuant to the current recognition and amortization provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” UIL Holdings has not completed its evaluation of the impact of this proposed statement at this time.

(B) CAPITALIZATION

Common Stock

UIL Holdings had 14,721,240 shares of its common stock, without par value, outstanding at March 31, 2006. Of those shares, 97,791 were unallocated shares held by UI's 401(k)/Employee Stock Ownership Plan (KSOP) and 26,400 were shares of restricted stock, none of which are recognized as outstanding for the purpose of calculating earnings per share.

UI has an arrangement under which it loaned $11.5 million to the KSOP. Prior to the formation of UIL Holdings, the trustee for the KSOP used the funds to purchase 328,300 shares of UI common stock in open market transactions. On July 20, 2000, effective with the formation of a holding company structure, unallocated shares held by the KSOP were converted into shares of UIL Holdings’ common stock. The shares will be allocated to employees’ KSOP accounts, as the loan is repaid, to cover a portion of the required KSOP contributions. Compensation expense is recorded when shares are committed to be allocated based on the fair market value of the stock. The loan will be repaid by the KSOP over a twelve-year period ending October 1, 2009, using employer contributions and UIL Holdings’ dividends paid on the unallocated shares of the stock held by the KSOP. Dividends on allocated shares are charged to retained earnings. As of March 31, 2006, 97,791 shares, with a fair market value of $5.1 million, had been purchased by the KSOP and had not been committed to be released or allocated to KSOP participants.

Long-Term Debt

On March 9, 2006, UI entered into an interest rate cap (rate cap) transaction to mitigate interest rate risk with respect to the $64.5 million principal amount of Pollution Control Refunding Revenue Bonds, 2003 Series, due October  1, 2033, issued by the Business Finance Authority of the State of New Hampshire (the “Bonds”). The Bonds are currently in an auction rate mode by which the interest rate is established at auction every 35 days. As of the last auction on April 3, 2006, the interest rate on the bonds was 3.25%. The rate cap was set at 3.68% and became effective March 30, 2006. The rate cap will terminate on August 5, 2009. The rate cap is tied to the U.S. Dollar - Bond Market Association (USD-BMA) Municipal Swap Index. If the average of the index for the calculation period exceeds the rate cap, UI will be paid an amount based on such difference. At the end of each quarter, changes in the market value of the rate cap are marked-to-market, which resulted in an immaterial amount at March 31, 2006. UI paid $0.6 million to enter into the rate cap transaction which is being amortized over the life of the rate cap based upon quarterly fair market value analysis. As such, the above transaction constitutes hedge accounting and is marked-to-market in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

UIL Holdings amended its Note Purchase Agreement, dated as of February 15, 2001, effective March 30, 2006, to define consolidated net income without regard to any reduction in net income resulting from any impairment of goodwill in connection with a decision by UIL Holdings to divest of Xcelecom or its subsidiaries.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

(C) REGULATORY PROCEEDINGS

2005 Rate Case

On July 18, 2005, UI filed an application with the Connecticut Department of Public Utility Control (DPUC), requesting an increase to UI’s electricity distribution rate and its Competitive Transmission Assessment (CTA) rate.

On January 27, 2006, the DPUC issued a final decision in the 2005 Rate Case proceeding. The DPUC set UI's distribution rates at levels that will increase revenues by $14.3 million in 2006. The DPUC set incremental distribution rate increases for 2007, 2008 and 2009, so that revenues will increase a total of $35.6 million, or 4.9%, by 2009 compared to 2005 rates.

On February 10, 2006, UI filed a Petition for Reconsideration with the DPUC requesting that it reconsider the final decision to correct errors in the decision with respect to employee compensation and the pension/post-retirement discount rate. These corrections, if accepted by the DPUC, would increase revenues by approximately $3.5 million in 2006, and $2.4 million in each of the years 2007 through 2009, versus 2005 rates. On March 1, 2006, the DPUC granted UI’s Petition to reopen the proceeding for the limited purpose of reconsidering the record with regards to employee compensation and denied UI’s request to reconsider the pension/post-retirement discount rate. A hearing has been scheduled for May 22, 2006 and a final decision on the Petition for Reconsideration is scheduled during the second quarter of 2006. Dependent upon the outcome of the Petition for Reconsideration, UI will evaluate its other options, as appropriate.

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

On February 15, 2006, the City of Bridgeport filed a request with the DPUC to approve the City’s taking of the Steel Point property, a site of a former UI generation station, by eminent domain. The City claims the fair value for the property is $3.2 million. Based upon outside appraisals, UI disputes the City’s determination of fair value. Hearings are in progress and a final decision is currently scheduled for June 2006. Additionally, UI has requested a temporary injunction in Connecticut Superior Court to prevent the eminent domain process from moving forward until the DPUC has made a determination as to the fair value of the property. Hearings regarding the temporary injunction have been completed and a decision is pending.

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

The proposed regulations would only allow public utilities to return ADITC and EDFIT to customers under certain specific and limited circumstances. Under the proposed guidance provided in these new regulations, none of the ADITC or the EDFIT related to the generating stations previously sold could be flowed-through to customers.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

Although the IRS has not officially responded to UI’s PLR request, these proposed regulations indicate the IRS’ current position as to the treatment of these tax benefits. The IRS provided for the submission of written comments during a public comment period which ended on March 21, 2006, and held a public hearing on this matter at the IRS National Office on April 5, 2006. In the event the final regulations are issued in their current form, or if UI were to receive a PLR from the IRS consistent with the proposed regulations, UI anticipates recording a positive earnings adjustment of approximately $6.4 million (including $3.0 million related to UI’s former ownership interest in the Millstone Unit 3 nuclear generating facility) representing the balance of ADITC and EDFIT related to the generating stations previously sold. This adjustment would have no impact on cash flow.

(D) SHORT-TERM CREDIT ARRANGEMENTS

UIL Holdings has a money market loan arrangement with JPMorgan Chase Bank. This is an uncommitted short-term borrowing arrangement under which JPMorgan Chase Bank may make loans to UIL Holdings for fixed maturities from one day up to six months. JPMorgan Securities, Inc. acts as an agent and sells the loans to investors. The fixed interest rates on the loans are determined based on conditions in the financial markets at the time of each loan. As of March 31, 2006, UIL Holdings did not have any short-term borrowings outstanding under this arrangement.

On July 29, 2004, UIL Holdings entered into a revolving credit agreement with a group of banks that extends to July 28, 2007. The borrowing limit of this facility is $100 million. The facility permits UIL Holdings to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits UIL Holdings to borrow money for fixed periods of time specified by UIL Holdings at fixed interest rates determined by the Eurodollar inter-bank market in London (LIBOR). If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of UIL Holdings and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to UIL Holdings under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not necessarily then become due and payable. As of March 31, 2006, UIL Holdings did not have any short-term borrowings outstanding under this arrangement. UIL Holdings amended its Revolving Credit Agreement, dated as of July 29, 2004, effective March 30, 2006, to define consolidated net income without regard to any reduction in net income resulting from any impairment of goodwill in connection with a decision by UIL Holdings to divest of Xcelecom or its subsidiaries.

On June 30, 2005, Xcelecom amended its existing revolving credit agreement with two banks to extend the term to June 30, 2007. This agreement, as amended, provides for a $30 million revolving loan facility available to meet working capital needs and to support standby letters of credit issued by Xcelecom in the normal course of its business, and up to $5 million to meet capital equipment needs. Capital equipment loans under this facility can be converted to amortizing term loans with a maturity of up to four years. This agreement also provides for the payment of interest at a rate, at the option of Xcelecom, based on the agent bank’s prime interest rate or LIBOR. All borrowings outstanding under this agreement are secured solely by assets of Xcelecom and its subsidiaries. As of March 31, 2006, Xcelecom did not have any borrowings outstanding under the revolving working capital balance under this facility. Xcelecom had $0.3 million of capital equipment funding that had been converted to term notes outstanding and standby letters of credit of $3.8 million outstanding at March 31, 2006 under the facility. Of the total $0.3 million of capital equipment funding converted to term notes, approximately $0.2 million is included in the line item “Notes Payable” in the Consolidated Balance Sheet, and the remaining $0.1 million is included in the line item “Long-term notes payable” in the Consolidated Balance Sheet.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

(E) INCOME TAXES

	Three Months Ended
	March 31,
	2006	2005
	(In Thousands)
Income tax expense for continuing operations consists of:
Income tax provisions (benefit):
Current
Federal	$11,909	$4,847
State	3,393	1,100
Total current	15,302	5,947
Deferred
Federal	(31,119)	(1,055)
State	(7,776)	(437)
Total deferred	(38,895)	(1,492)

Investment tax credits	(37)	(113)

Total income tax expense (benefit)	$(23,630)	$4,342

Income tax components charged as follows:
Operating tax expense (benefit)	$(31,487)	$5,761
Non-operating tax expense (benefit)	(88)	47
Equity investments tax expense (benefit)	7,945	(1,524)

Total income tax expense (benefit)	$(23,630)	$4,342

Legislation enacted in Connecticut in 2005 imposed a 20% surcharge on the corporation business tax for the year 2006. This surcharge effectively increased the statutory rate of Connecticut corporation business tax from 7.5% to 9.0% for the year 2006. Due to this change, the combined statutory federal and state income tax rate for UIL Holdings’ Connecticut-based entities increased from 39.875% for the year 2005 to 40.85% for the year 2006.

At December 31, 2005, UIL Holdings recorded a valuation allowance of $0.6 million associated with the future benefit of net operating loss at the state level which it concluded were not likely to be realized. During the quarter ended March 31, 2006, UIL Holdings increased this valuation allowance by $1.1 million due to additional losses incurred during the quarter, as well as the remaining portion of the 2005 state tax benefit for which a valuation allowance was not previously established, for a cumulative valuation allowance of $1.7 million as of March 31, 2006.

Differences in the treatment of certain transactions for book and tax purposes occur which cause the rate of UIL Holdings’ reported income tax expense to differ from the statutory tax rate described above. The effective income tax rate for the quarter ended March 31, 2006 is 38.47% as compared to 57.4% for the quarter ended March 31, 2005. The decrease in the 2006 rate is due primarily to the effect of the goodwill impairment described in “Note (H), Goodwill and Other Intangible Assets.”

Any capital losses that UIL Holdings may incur associated with the planned divestiture of Xcelecom can be applied against previously incurred capital gains totaling approximately $92 million from the prior sale of American Payment Systems in 2004 and Cross-Sound earlier this year. By doing so, UIL Holdings will receive a cash benefit from the tax impacts of approximately 40% of the capital loss upon completion of the sale.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

(F) SUPPLEMENTARY INFORMATION
	Three Months Ended
	March 31,
	2006	2005
	(In Thousands)
Operating Revenues
Utility
Retail	$180,434	$176,842
Wholesale	7,922	5,449
Other	11,929	4,625
Non-utility businesses
Xcelecom	98,198	91,620
Other	4	4
Total Operating Revenues	$298,487	$278,540

Fuel and Energy
Fuel and Energy Expense	$108,418	$100,530
Purchase Power above market fuel expense credit (1)	(5,272)	(5,363)
Total Fuel and Energy Expense	$103,146	$95,167

Depreciation and Amortization
Utility property, plant, and equipment	$7,755	$7,496
Non-utility business property, plant and equipment	855	871
Total Depreciation	8,610	8,367
Amortization of nuclear plant regulatory assets	3,138	4,551
Amortization of purchase power contracts (1)	5,272	5,363
Amortization of other CTA regulatory assets	-	(157)
Subtotal CTA Amortization	8,410	9,757
Amortization of intangibles	37	274
Amortization of other regulatory assets	305	20
Total Amortization	8,752	10,051
Total Depreciation and Amortization	$17,362	$18,418

Taxes - Other than Income Taxes
Operating:
Connecticut gross earnings	$6,451	$5,891
Local real estate and personal property	2,744	2,717
Payroll taxes	2,367	2,280
Total Taxes - Other than Income Taxes	$11,562	$10,888

Other Income (Expense), net
Interest income	$887	$628
Allowance for funds used during construction	849	688
C&LM incentive	151	204
GSC procurement fees	657	659
ISO load response, net	565	335
Miscellaneous other income and (expense) - net	1,278	287
Total Other Income (Expense), net	$4,387	$2,801

Other Interest, net
Notes payable	$151	$89
Other	943	460
Total Other Interest, net	$1,094	$549

(1) The amortization of this regulatory asset is a cash neutral item, as there is an offsetting liability which is relieved through a credit to fuel and energy expense.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

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

The funding policy for the qualified pension plan is to make annual contributions that satisfy the minimum funding requirements of ERISA but that do not exceed the maximum deductible limits of the Internal Revenue Code. These amounts are determined each year as a result of an actuarial valuation of the qualified pension plan. Based upon preliminary actuarial calculations, UI does not expect to make a contribution to the Pension Plan for the 2006 plan year.

There is potential variability to the pension expense calculation depending on changes in certain assumptions: if there is a 0.25% change in the discount rate used, the pension expense would increase or decrease inversely by $0.9 million; if there is a 1% change in the expected return on assets, the pension expense would increase or decrease inversely by $2.8 million.

In addition to providing pension benefits, UI also provides other post-retirement benefits (OPEB), consisting principally of health care and life insurance benefits, for retired employees and their dependents. Employees who are 55 years of age and whose sum of age and years of service at time of retirement is equal to or greater than 65 are eligible for benefits partially subsidized by UI. The amount of benefits subsidized by UI is determined by age and years of service at retirement. UI contributed $1.8 million to a 401(h) account in connection with the Pension Plan to fund OPEB for UI’s non-union employees. In addition, UI expects to contribute approximately $3.2 million in 2006, to fund OPEB for non-union employees, subject to approval by the Internal Revenue Service of the funding vehicle.

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

A new retirement plan became effective on April 1, 2005 for new employees hired into the bargaining unit, and May 1, 2005 for all other new employees. Such new employees will not participate in the Pension Plan or receive retiree medical plan benefits. The new retirement plan is a “defined contribution plan”, and consists of the current provisions of UI's 401(k)/Employee Stock Ownership Plan (KSOP), plus the following benefits:

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

The following table represents the components of net periodic benefit cost for the pension and OPEB in the 2006 plan projections.

	For the Quarter Ended March 31,
	Pension Benefits		Other Postretirement Benefits
	Q1 2006	Q1 2005	Q1 2006	Q1 2005
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$1,761	$1,574	$318	$245
Interest cost	4,635	4,496	864	782
Expected return on plan assets	(5,966)	(5,565)	(409)	(380)
Amortization of:
Prior service costs	263	265	(32)	(45)
Transition obligation (asset)	-	(131)	265	265
Actuarial (gain) loss	1,888	1,579	564	415
Net periodic benefit cost	$2,581	$2,218	$1,570	$1,282

The following actuarial weighted average assumptions were used in calculating net periodic benefit cost:
Discount rate	5.50%	5.75%	5.50%	5.75%
Average wage increase	4.40%	4.50%	N/A	N/A
Return on plan assets	8.25%	8.00%	8.25%	8.00%
Pre-65 health care trend rate (current yr.)	N/A	N/A	11.00%	12.00%
Pre-65 health care trend rate (2012+)	N/A	N/A	5.50%	5.50%
Post-65 health care trend rate (current yr.)	N/A	N/A	6.00%	6.50%
` Post-65 health care trend rate (2008+)	N/A	N/A	5.00%	5.00%

(H) GOODWILL AND OTHER INTANGIBLE ASSETS

As of December 31, 2005, UIL Holdings maintained $85 million of goodwill related to Xcelecom that was no longer being amortized, and $4.7 million of identifiable intangible assets that continued to be amortized.

A summary of UIL Holdings’ goodwill as of March 31, 2006 is as follows:

(Thousands of Dollars)	Total

Balance, January 1, 2006	$85,004
Goodwill acquired during the quarter ended March 31, 2006	-
Goodwill impairment	(85,004)
Balance, March 31, 2006	$-

On April 26, 2006, UIL Holdings announced its intention to divest its wholly-owned subsidiary, Xcelecom, completing its corporate strategic realignment to focus on its regulated electric utility, UI. A pretax goodwill impairment charge of $85.0 million was recorded during the first quarter of 2006 based upon UIL Holdings’ intent to divest, estimates of fair value as determined by an outside advisory firm and indicative third party bids. At December 31, 2005, UIL Holdings’ impairment testing was based upon circumstances in effect at that time. Potential impairment was measured based on a long term outlook to hold and operate Xcelecom and, therefore, evaluated the net present value of estimated future cash flows. In accordance with SFAS No. 144, the impairment is included in UIL Holdings’ consolidated results for the three months ended March 31, 2006, but will be reclassified to discontinued operations beginning in the second quarter of 2006. See “Note A, Impairment of Long-Lived Assets and Investments and Discontinued Operations.”

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

Under SFAS No. 142, UIL Holdings has determined the useful life of other intangible assets and is amortizing the value over the useful life. Other intangible assets are required to be tested for impairment in a manner similar to goodwill. Due to the announcement regarding Xcelecom, an impairment charge of $0.1 million was recorded during the first quarter of 2006. The impairment is included in UIL Holdings’ consolidated results for the three months ended March 31, 2006, but will be reclassified to discontinued operations beginning in the second quarter of 2006 in accordance with SFAS No. 144.

(J) COMMITMENTS AND CONTINGENCIES

Other Commitments and Contingencies

Connecticut Yankee Atomic Power Company

UI has a 9.5% stock ownership share in the Connecticut Yankee Atomic Power Company (Connecticut Yankee), the carrying value of which was $4.5 million as of March 31, 2006. On December 4, 1996, the Board of Directors of Connecticut Yankee voted unanimously to retire the Connecticut Yankee nuclear plant (the Connecticut Yankee Unit) from commercial operation. A decision by the FERC that became effective on August 1, 2000 allows Connecticut Yankee to collect, through the power contracts with the unit’s owners, the FERC-approved decommissioning costs, other costs associated with the permanent shutdown of the Connecticut Yankee Unit, the unrecovered investment in the Connecticut Yankee Unit, and a return on equity of 6%. Connecticut Yankee may recover 9.5% of these costs from UI.

There are currently two significant unresolved legal and regulatory matters regarding the decommissioning of the Connecticut Yankee Unit which could have an impact on the results of operations and financial condition of UI: 1) the review and approval process by the FERC of the request by Connecticut Yankee to recover increased decommissioning costs, and 2) litigation between the U.S. Department of Energy (DOE) and Connecticut Yankee, together with two other New England-based owners of retired nuclear generating plants, regarding disposal of spent nuclear fuel. Each of these items is discussed in further detail below.

Connecticut Yankee updates its cost to decommission the unit at least annually, and more often as needed, and provides UI with a projected recovery schedule depicting annual costs expected to be billed to UI, including a return on investment over the term of the projected recovery period. The present value of these costs is calculated using UI’s weighted average cost of capital and, after consideration of recoverability, recorded as a Connecticut Yankee Contract Obligation and a corresponding regulatory asset. At March 31, 2006, UI has regulatory approval to recover in future rates (through the CTA) $11.2 million of its regulatory asset for Connecticut Yankee over a term ending in 2007. The remaining portion of the regulatory asset, as of March 31, 2006, was $28.3 million, which consists of costs subject to a regulatory review and approval process and reflects the present value of the revenue requirements to fund the increased costs described in the following paragraphs. The regulatory review and approval process may extend the recovery period beyond 2007. Although UI believes full regulatory recovery is probable, because these costs are similar in nature to the costs for which UI already has regulatory approval to recover in future rates, the actual amounts subject to recovery may be different.

Current Cost Estimate

As part of Connecticut Yankee’s April 2000 rate case settlement with the FERC (2000 FERC Settlement), remaining decommissioning costs were originally estimated at $436 million. The original estimate was updated in November 2002 to increase the estimated decommissioning costs by approximately $130 million. The $130 million increase stemmed primarily from additional security costs, increased insurance costs and other factors. In December 2003, the estimate was increased by an additional $265 million, reflecting the fact that Connecticut Yankee is now directly managing the work necessary to complete decommissioning of the plant following termination in July 2003 of the contractor that had been managing such work. Consequently, the total current cost estimate of approximately $831 million (2003 Estimate) represents an aggregate increase of approximately $395 million over the 2000 FERC Settlement amount. The above financial information has been adjusted to 2003 dollars.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

UI’s share of the estimated increased cost of $395 million over the 2000 FERC Settlement amount is approximately $37.5 million. This increase will not impact current period earnings, because the amounts will be deferred on UI’s balance sheet pending resolution of the litigation and regulatory proceedings described herein. Ultimately, if this issue is resolved favorably, the costs will be recovered in rates and therefore would not have a financial impact on UI’s results of operations. If the outcome is not favorable, there could be a material negative impact to UI’s results of operations.

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

Notices of intervention or protest were filed in July and August 2004 at the FERC by several utility parties and by non-utility parties, including the DPUC, the Office of Consumer Counsel (OCC), the Massachusetts Attorney General, the Massachusetts Department of Telecommunications and Energy, the Rhode Island Attorney General, and the Maine Public Advocate. Bechtel Power Corporation also filed a motion to intervene and protest.

On August 30, 2004, FERC issued an order: (1) accepting for filing Connecticut Yankee’s proposed new charges for decommissioning, pension expense and post-retirement benefits (other than pensions) expense; (2) suspending the revised charges for a period of five months, to February 1, 2005, at which time the proposed rates went into effect subject to refund; (3) establishing hearing procedures, which commenced with a pre-hearing conference before an administrative law judge (ALJ) in September 2004; (4) denying the request of the DPUC and OCC for an accelerated hearing schedule and for a bond or other security for potential refunds; (5) denying the declaratory ruling requested by the DPUC and OCC (see paragraph below), and (6) granting Bechtel’s motion to intervene as well as allowing the interventions by the other applying parties, including UI and the other Connecticut Yankee power purchasers. The evidentiary hearings commenced on June 1, 2005 and concluded on June 22, 2005.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)
Connecticut Yankee, as well as its wholesale purchasers, responded in opposition to the Petition, indicating that the order sought by the DPUC and OCC would violate the Federal Power Act and decisions of the U.S. Supreme Court, other federal and state courts, and the FERC. As noted above, the ALJ rejected this Petition as part of its initial ruling on Connecticut Yankee’s rate filing. The DPUC and OCC filed a petition for rehearing on the matter which was denied by the FERC on October 20, 2005. On December 12, 2005, the DPUC and OCC filed a petition for review of the FERC’s orders on the Petition with the U.S. Court of Appeals for the D.C. Circuit (D.C. Circuit). On January 12, 2006, FERC responded to the DPUC petition arguing that the D.C. Circuit should dismiss or hold the matter in abeyance until the completion of the FERC proceeding and FERC’s orders become final. The matter remains pending before the D.C. Circuit.

DOE Litigation

The new estimates described above relate in part, to spent fuel storage, and could be affected by the outcome of an ongoing dispute between the DOE and several utilities and states. Under the Nuclear Waste Policy Act of 1982 (the Act), the DOE is required to design, license, construct and operate a permanent repository for high-level radioactive waste and spent nuclear fuel. The Act requires the DOE to provide for the disposal of spent nuclear fuel and high-level waste from commercial nuclear plants through contracts with the owners. In return for payment of established disposal fees, the federal government was required to take title to and dispose of the utilities’ high-level waste and spent nuclear fuel beginning no later than January 1998. After the DOE announced that its first high-level waste repository will not be in operation earlier than 2010, several utilities and states obtained a judicial declaration that the DOE has a statutory responsibility to take title to and dispose of high-level waste and spent nuclear fuel beginning in January 1998. Although the federal government now concedes that its failure to begin disposing of high-level waste and spent nuclear fuel in January 1998 constituted a breach of contract, it continues to dispute that the entities with which it had contracts are entitled to damages. Connecticut Yankee, together with two other New England-based owners of retired nuclear generating plants, is seeking recovery of damages stemming from the breach by the DOE under the 1983 contracts that were mandated by the U.S. Congress under the High Level Waste Act for purposes of disposal of spent fuel and high-level waste, including greater than class C waste. The trial for the damage claim, which had been pending in the Federal Court of Claims since March 1998, commenced on July 12, 2004 and ended August 31, 2004. The court heard closing arguments on January 24, 2005 and the final post-trial briefs were filed on February 18, 2005.

The amount of the claim for damages incurred through 2010, net of adjustments made as part of the trial record, is approximately $186 to $198 million, depending on the discount rate applied. In addition, incremental continuing damages that will be incurred for periods beyond 2010 are being sought based on an annual dollar value. The 2003 Estimate discussed above does not include an allowance for recovery of damages in this matter. The Department of Justice submitted a motion to the court during the damage trial which raises the issue of whether Connecticut Yankee’s pre-1983 spent fuel fee obligation of approximately $155 million should be treated as an offset to any payment of damages. The Court’s ruling on that matter is expected to be issued in the same time frame as its overall ruling in the case.

On September 9, 2005, the U.S. Court of Appeals for the Federal Circuit issued its decision in the Indiana Michigan vs. United States spent fuel litigation case. The opinion affirmed the lower Court’s ruling that Indiana Michigan is entitled to no damages. Additionally, the Court also held that Plaintiffs in “partial breach” cases (such as Connecticut Yankee’s case) are not entitled to future damages, although the actual date or event beyond which damages are considered “future damages” was not clarified by the Court. This decision may limit Connecticut Yankee’s recovery of damages in the current case to those damages which actually occurred through 1998, 2004 or potentially 2006. The Court’s ruling does not bar Connecticut Yankee from attempting to recover, at a later date, damages after they have occurred.

The Judge in Connecticut Yankee’s case has asked for supplemental briefing on the impact of the Indiana Michigan decision. In response to the Judge’s request, Connecticut Yankee has explained that the Court should award Connecticut Yankee damages through 2002 now, and direct the parties to promptly pursue additional proceedings in which Connecticut Yankee may recover its post-2002 damages to the extent already incurred. In its supplemental brief, Connecticut Yankee claims damages through 2002 of $82.8 million. The government has initially taken the position that Connecticut Yankee can only recover its damages through the date it filed suit (April 1998). In other

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)
similar cases, however, the government has acknowledged that courts have flexibility to award damages after the date suit was filed. Connecticut Yankee expects the issue of the date through which damages may be awarded in the current proceedings to be decided together with the Court’s overall ruling on other damage issues. If the DOE litigation is decided in Connecticut Yankee’s favor, any damages recovered would be used to reduce customer rates, with no impact to UI’s results of operations.

Connecticut Yankee believes it is entitled to substantial damages for the failure of the DOE to remove the Company’s nuclear waste covered by the 1983 contract, but due to the novelty and complexity of the issues and the possibility of appeals, cannot predict the amount of damages it will receive or the timing of the final determination of such damages.

Bechtel Litigation

Connecticut Yankee terminated its decommissioning contract with Bechtel Power Corporation (Bechtel) in July 2003, due to Bechtel’s history of incomplete and untimely performance of decommissioning work. In June 2003, Bechtel filed a complaint against Connecticut Yankee in Connecticut Superior Court, asserting a number of claims, including wrongful termination and negligent misrepresentation.

In August 2003, Connecticut Yankee filed a counterclaim, including counts for breach of contract, negligent misrepresentation and breach of duty of good faith and fair dealing. Connecticut Yankee has been managing the decommissioning process and was continuing to prosecute its counterclaims for excess completion costs and other damages against Bechtel in Connecticut Superior Court.

On March 7, 2006, Connecticut Yankee and Bechtel entered into a binding settlement agreement regarding this litigation. The agreement includes provisions providing that (1) all disputes between the parties are fully and finally settled and the decommissioning contract is deemed to be terminated by agreement, (2) the parties shall exchange a mutual general release of all claims, including any liens, garnishments and attachments, and (3) Bechtel shall pay Connecticut Yankee $15 million. Connecticut Yankee and Bechtel executed more complete implementing documentation relating to this settlement on March 17, 2006. Connecticut Yankee expects to credit net proceeds of the settlement against decommissioning costs recoverable under the power contracts in a superseding rate application at FERC.

On January 27, 2006, the Connecticut Superior Court granted Bechtel a Prejudgment Remedy that included attachment of Connecticut Yankee’s real property in an amount not to exceed $7.9 million and garnishment of power purchasers’ payments in the amount of $41.7 million. These measures were never implemented by Bechtel. As a result of the settlement with Bechtel on March 7, 2006, the attachment and garnishment have been released.

Hydro-Quebec

UI is a participant in the Hydro-Quebec (HQ) transmission tie facility linking New England and Quebec, Canada. UI has a 5.45% participating share in this facility, which has a maximum 2000 megawatt equivalent generation capacity value. UI furnished a guarantee for its participating share of the debt financing for one phase of this facility in April 1991, in the amount of $11.7 million. The amount of this guarantee is reduced monthly, proportionate with principal paid on the underlying debt. As of March 31, 2006, the amount of UI’s guarantee for this debt totaled approximately $2.9 million.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)
devices, and it may incur additional operating expenses. The total amount of these expenditures is not now determinable. Environmental damage claims may also arise from the operations of UIL Holdings’ subsidiaries. Significant environmental issues known to UIL Holdings at this time are described below.

Site Decontamination, Demolition and Remediation Costs

As a result of a 1992 DPUC retail rate decision, since January 1, 1993, UI had been recovering through retail rates $1.1 million per year of environmental remediation costs for the demolition and decontamination of its Steel Point Station property in Bridgeport. As a result of the DPUC’s Rate Case decision dated September 26, 2002, UI recovered the remaining $3 million of these costs ratably during the 2002 through 2004 time period. Except for capping contaminated soils that are legally allowed to remain on site, this amount reflects the estimated remaining costs to remediate the property. Final costs will be offset by any sale proceeds realized, and will be subject to regulatory true-up upon disposition of the property. UI is also replacing portions of the bulkhead at the Steel Point Station property. The work is expected to cost approximately $8 million and is currently expected to be completed in 2006. UI is entitled to reimbursement of the bulkhead costs from the City of Bridgeport pursuant to UI’s contract with the City. The cost estimates for the remediation and bulkhead are based on the most current information available. Actual remediation and bulkhead replacement costs may be higher, or lower, than what is currently estimated.

Subsequent to the demolition of Steel Point Station, the adjacent East Main Street Substation was removed at the request of the City of Bridgeport and UI expanded the Congress Street Substation to replace it. As of March 31, 2006, UI is entitled to $8.9 million from the City of Bridgeport for such removal and expansion. An additional $1.4 million of costs related to the Substation are transmission assets recoverable through regional transmission rates. In July 2005, the Connecticut General Assembly passed, and the Governor signed, legislation establishing a new taxing district for the Steel Point peninsula. This taxing district could provide Tax Increment Financing for infrastructure improvements on the Steel Point site and adjacent properties in an amount sufficient to fund the City of Bridgeport’s payment of amounts owed by the City to UI for the bulkhead and substation. UI has been unable to reach a settlement agreement with the City of Bridgeport. UI expects to move forward in the arbitration proceedings and establish its right to collect the entire amounts due from the City.

On February 15, 2006, the City of Bridgeport filed a request with the DPUC to approve the City’s taking of the Steel Point property by eminent domain. The City claims the fair value for the property is $3.2 million. Based upon outside appraisals, UI disputes the City’s determination of fair value. Hearings are in progress and a final decision is currently scheduled for June 2006. Additionally, UI has requested a temporary injunction in Connecticut Superior Court to prevent the eminent domain process from moving forward until the DPUC has made a determination as to the fair value of the property. Hearings regarding the temporary injunction have been completed and a decision is pending.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)
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

Electric System Work Center

UI’s January 2004 purchase of its Electric System Work Center property, located in Shelton, Connecticut, caused a review under the CDEP’s Transfer Act Program. Under this review, the CDEP had an opportunity to examine the current environmental conditions at the site and direct remediation, or further remediation, of any areas of concern. At the conclusion of its review, the CDEP elected not to oversee any further site investigation or remediation at the site and directed UI to undertake any necessary evaluation and/or remediation (verification work) using an independent Licensed Environmental Professional (LEP). UI hired a LEP and submitted a schedule to the CDEP for the verification work. The schedule was approved by the CDEP and implementation of the verification work has begun. Implementation of the verification work is not expected to have a material impact on the financial condition of UI.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)
Claim of Dominion Energy Marketing, Inc.

On December 28, 2001, UI entered into an agreement with Virginia Electric and Power Company, which was subsequently assigned to its affiliate Dominion Energy Marketing, Inc. (DEMI), for the supply of all of UI’s standard offer generation service needs from January 1, 2002 through December 31, 2003, and for the supply of all of UI’s generation service requirements for special contract customers through 2008 (Power Supply Agreement or PSA). In December 2004, UI received a letter from DEMI claiming that under the terms of this agreement, DEMI should not have been responsible for certain “CT Reliability COS” charges related to Reliability Must Run agreements between ISO-NE and NRG (the owner of power plants located in Connecticut that were formerly owned by Northeast Utilities) in an amount currently estimated at $8.2 million, plus interest. DEMI claims that such charges are fixed operation and maintenance costs and not “Transmission Congestion Costs,” for which DEMI would be responsible under the terms of the PSA. DEMI has indicated that it does not intend to terminate the PSA prior to resolution of the dispute, but the parties have not agreed to a dispute resolution process. On February 14, 2005, DEMI filed a complaint in United States District Court for the District of Connecticut (USDC-CT) seeking the court’s interpretation of the PSA and an order to compel UI to pay the claimed damages. On March 14, 2005, UI filed a complaint with the FERC requesting that it exercise jurisdiction under Section 206 of the Federal Power Act and order DEMI to abide by the terms and conditions of the PSA. On May 13, 2005, the FERC issued an order granting UI’s request, noting that DEMI is responsible for the “CT Reliability COS” charges. Subsequently, DEMI filed a notice of voluntary dismissal of the complaint filed with the USDC-CT, which was granted. DEMI also filed a request for rehearing with the FERC, which was granted on September 15, 2005. Hearings were held and completed in February 2006 and a final decision is expected later this year. UI believes its interpretation of the PSA is correct. If it is determined that DEMI is not responsible for “CT Reliability COS” charges, UI would seek recovery of these amounts through the regulatory process.

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

On April 17, 2006, the DRS filed a petition with the DPUC with respect to this matter, specifically seeking a declaratory ruling from the DPUC as to their position regarding the applicability of the gross earnings tax statutes for periods on and after January 1, 2000 to the three specific categories of revenue in question noted above.

Based on an assessment of the current litigation status of this matter as of March 31, 2006, UI believes that the reserve amount established during the third quarter of 2005 appropriately reflects a potential liability UI may incur with respect to this issue.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

Cross-Sound Cable Company, LLC

On February 27, 2006, UIL Holdings and UCI completed the sale of UCI’s 25% ownership interest in Cross-Sound to Babcock & Brown Infrastructure Ltd. The gross proceeds were approximately $53.2 million, subject to a working capital adjustment, in exchange for UCI’s equity interest in Cross-Sound and the repayment of a loan made by UIL Holdings to Cross-Sound.

Upon completion of the sale transaction, UIL Holdings and UCI will continue to provide two guarantees, in original amounts of $2.5 million and $1.3 million, in support of guarantees by Hydro-Quebec (HQ), the former majority owner of Cross-Sound, to third parties in connection with the construction of the project. Babcock & Brown will indemnify Hydro-Quebec from liabilities incurred under the existing guarantees and post a letter of credit in favor of Hydro-Quebec. Accordingly, in the event Hydro-Quebec is called on to perform on the guarantees; UIL Holdings expects that Hydro-Quebec would first seek recovery through the indemnification from Babcock & Brown before requiring UIL Holdings and UCI to perform under its guarantees.

The $2.5 million guarantee supports an HQ guarantee to the Long Island Power Authority (LIPA) to provide for damages in the event of a delay in the date of achieving commercial operation of the Cross-Sound Cable. There had been a delay in achieving the originally agreed upon date of commercial operation, primarily due to a Connecticut legislative moratorium on installing new gas and utility lines across Long Island Sound, which precluded the CDEP from considering applications related to submarine cables under Long Island Sound. UCI believes action or inaction of governmental, regulatory or judicial bodies qualify as events beyond its control and performance under the guarantee is not required. Further, on June 24, 2004, Cross-Sound executed a settlement agreement allowing for immediate commercial operation of the cable. Although retaining commercial operating status is contingent upon the satisfaction of certain provisions of the settlement agreement, UIL Holdings expects commercial operating status to be maintained and, accordingly, it has not recorded a liability related to this guarantee in its Consolidated Balance Sheet as of March 31, 2006.

The $1.3 million guarantee supports an agreement under which Cross-Sound is providing compensation to shell fishermen for their losses, including loss of income, incurred as a result of the installation of the cable (Shellfish Agreement). The payments to the fishermen are being made over a 10-year period, and the obligation under this guarantee reduces proportionately with each payment made. As of March 31, 2006, the remaining amount of the guarantee was $1.1 million. UIL Holdings has completed a probability weighted analysis based on the likelihood of certain events occurring that would cause UIL Holdings to be required to perform under this guarantee. This analysis resulted in a liability amount that was inconsequential, and, accordingly, UIL Holdings has not recorded a liability related to this guarantee in its Consolidated Balance Sheet as of March 31, 2006.

Xcelecom, Inc.

M. J. Paquet

Xcelecom, through one of its subsidiaries, has filed suit in New Jersey Superior Court against M. J. Paquet (Paquet), a general contractor doing business in the state of New Jersey, and Paquet’s surety, United States Fidelity & Guaranty Company. Paquet is the general contractor on a completed project for the New Jersey Department of Transportation and one of Xcelecom’s subsidiaries is the electrical subcontractor on the project. Xcelecom alleges in its suit, among other causes of action, breach of contract, failure to comply with New Jersey’s Prompt Pay Act, and breach of trust. Xcelecom seeks to recover approximately $2.4 million in overdue payments, plus damages for delay and failure by Paquet to comply with New Jersey state law. Paquet has asserted numerous defenses to the suit, as well as various counterclaims. Pleadings are closed and a trial is scheduled to begin in June 2006. Xcelecom intends to vigorously pursue its suit against Paquet and its surety, and to defend against Paquet’s counterclaims. Xcelecom does not believe there is a likelihood of an adverse outcome as a result of Paquet’s counterclaims, and, accordingly, no amount has been accrued for this matter in UIL Holdings’ Consolidated Financial Statements as of March 31, 2006. There has been no reserve established against the receivable of approximately $2 million, because Xcelecom expects to collect the entire amount due on this contract, either directly from Paquet, or through the payment and performance bonds of Paquet’s surety.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)
Performance and Payment Bonds

Xcelecom is contingently liable to sureties with respect to performance and payment bonds issued by sureties, all relating to construction projects entered into in the normal course of business. These bonds provide a guarantee to the customer that Xcelecom will perform under the terms of a contract and that it will pay subcontractors and vendors. If Xcelecom fails to perform under a contract or to pay subcontractors or vendors, the customer may demand that the surety make payments or provide services under the bond. Xcelecom must reimburse the surety for any expenses or outlays it incurs. Xcelecom has maintained a relationship with its primary surety since 1999. To date, Xcelecom has not had any situation in which any of its sureties has been required to incur expenses on Xcelecom’s behalf. As of March 31, 2006, sureties had issued bonds for the account of Xcelecom in the aggregate amount of approximately $190.8 million. The expected cost to complete projects covered by such surety bonds was approximately $42.3 million as of March 31, 2006.

UIL Holdings indemnifies the respective surety bond companies against any exposure under the bonds described above. The purpose of UIL Holdings’ indemnification is to allow Xcelecom to obtain bonding at competitive rates. In the event that Xcelecom does not fulfill its obligations in relation to its bonded contracts or obligations, UIL Holdings may be required to make payments under its indemnification agreements with Xcelecom’s sureties. The majority of these contingent commitments will expire within the next 12 months, but UIL Holdings will continue to enter into surety bond indemnification arrangements for Xcelecom in the future, as necessary. As noted above, since Xcelecom’s inception, sureties have never been required to make payments on Xcelecom’s behalf under the bonds. Accordingly, UIL Holdings concluded that it need not record a liability in connection with these obligations in its Consolidated Balance Sheet as of March 31, 2006.

United Bridgeport Energy, Inc.

UBE held a 33 1/3% ownership interest in Bridgeport Energy LLC (BE), the owner of a gas-fired 520 MW merchant wholesale electric generating facility located in Bridgeport, Connecticut. On March 28, 2006, UBE sold that interest to the majority owner in exchange for $71 million and a release of all claims by the parties.

(M) SEGMENT INFORMATION

UIL Holdings has two segments, UI, its regulated electric utility business engaged in the purchase, transmission, distribution and sale of electricity, and Xcelecom, its non-utility, indirect, wholly-owned subsidiary, which provides specialized contracting services in the electrical, mechanical, communications and data network infrastructure industries. Revenues from inter-segment transactions are not material. All of UIL Holdings’ revenues are derived in the United States. The following measures of segment profit and loss are utilized by management for purposes of making decisions about allocating resources to the segments and assessing performance.

The following table reconciles certain segment information with that provided in UIL Holdings’ Consolidated Financial Statements. In the table, “Other” includes the information for the remainder of UIL Holdings’ non-utility businesses, including minority interest investments, administrative costs, and inter-segment eliminations.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)
(M) SEGMENT INFORMATION
(in Thousands)
	For the quarter ended March 31, 2006
			Eliminations
	UI	Xcelecom	And Other	Total
Operating Revenues	$200,285	$98,198	$4	$298,487
Fuel and Energy	103,146	-	-	103,146
Operation and maintenance	53,886	103,271	2,617	159,774
Depreciation and amortization	16,470	887	5	17,362
Goodwill impairment	-	85,004	-	85,004
Taxes - other than income taxes	10,839	723	-	11,562
Operating Income (Loss)	15,944	(91,687)	(2,618)	(78,361)

Other Income and (Deductions), net	2,520	1,569	298	4,387
Interest Charges, net	4,947	452	1,494	6,893

Income (Loss) Before Gain on Sale of Equity Investments,
Income Taxes and Equity Earnings	13,517	(90,570)	(3,814)	(80,867)
Gain on sale of Equity Investments	-	-	18,908	18,908
Income (Loss) Before Income Taxes and Equity Earnings	13,517	(90,570)	15,094	(61,959)
Income Taxes (Benefits)	5,973	(35,962)	6,359	(23,630)
Income (Loss) Before Equity Earnings	7,544	(54,608)	8,735	(38,329)
Income (Losses) from Equity Investments	68	-	473	541
Net Income (Loss)	$7,612	$(54,608)	$9,208	$(37,788)

	For the quarter ended March 31, 2005
			Eliminations
	UI	Xcelecom	And Other	Total
Operating Revenues	$186,916	$91,620	$4	$278,540
Fuel and Energy	95,167	-	-	95,167
Operation and maintenance	46,971	90,980	1,513	139,464
Depreciation and amortization	17,273	1,123	22	18,418
Taxes - other than income taxes	10,147	738	3	10,888
Operating Income (Loss)	17,358	(1,221)	(1,534)	14,603

Other Income and (Deductions), net	2,102	268	431	2,801
Interest Charges, net	4,261	240	1,512	6,013

Income (Loss) Before Gain on Sale of Equity Investments,
Income Taxes and Equity Earnings	15,199	(1,193)	(2,615)	11,391
Gain on sale of Equity Investments	-	-	-	-
Income (Loss) Before Income Taxes and Equity Earnings	15,199	(1,193)	(2,615)	11,391
Income Taxes (Benefits)	7,419	(489)	(2,588)	4,342
Income (Loss) Before Equity Earnings	7,780	(704)	(27)	7,049
Income (Losses) from Equity Investments	55	-	(3,876)	(3,821)
Net Income (Loss)	$7,835	$(704)	$(3,903)	$3,228

			Eliminations
	UI	Xcelecom	And Other	Total
Total Assets at March 31, 2006	$1,457,106	$173,923	$93,081	$1,724,110

Total Assets at December 31, 2005	$1,466,356	$225,085	$107,614	$1,799,055

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

(O) RELATED PARTY TRANSACTIONS

Arnold L. Chase, a Director of UIL Holdings since June 28, 1999, holds a beneficial interest in the building located at 157 Church Street, New Haven, Connecticut, where UI leases office space for its corporate headquarters. UI’s lease payments for this office space totaled $2.3 million for the three months ended March 31, 2006 and 2005, respectively.

On March 31, 2006, a subsidiary of Xcelecom sold its 52% partnership interest in Government Center Thermal Energy Partnership for $0.7 million to an entity with an indirect affiliation to Arnold L. Chase, a Director of UIL Holdings. The gain on the sale is included in Other income.

In connection with certain of the acquisitions of Xcelecom, certain of Xcelecom’s subsidiaries have entered into related party lease arrangements for facilities with the former owners of companies acquired (or persons or entities related thereto), some of whom are current employees of Xcelecom. These lease agreements are for periods generally ranging from three to five years. Xcelecom’s payments related to these lease arrangements totaled $0.4 million for each of the three months ended March 31, 2006 and 2005, respectively.

(P) SUBSEQUENT EVENTS

On April 26, 2006, UIL Holdings announced its intention to divest its wholly-owned subsidiary, Xcelecom, completing its corporate strategic realignment to focus on its regulated electric utility, UI. In accordance with the requirements of SFAS No. 142, this event triggered a review for goodwill impairment based upon a reduction in the estimated fair value of Xcelecom below its carrying amount. As a result, a pretax goodwill impairment charge of $85.0 million was recorded during the first quarter of 2006 based upon UIL Holdings’ intent to divest, estimates of fair value as determined by an outside advisory firm and indicative third party bids. At December 31, 2005, UIL Holdings’ impairment testing was based upon circumstances in effect at that time. Potential impairment was measured based on a long term outlook to hold and operate Xcelecom and, therefore, evaluated the net present value of estimated future cash flows. In accordance with SFAS No. 144, the impairment is included in UIL Holdings’ consolidated results for the three months ended March 31, 2006, but will be reclassified to discontinued operations beginning in the second quarter of 2006. See “Note (A), Impairment of Long-Lived Assets and Investments and Discontinued Operations.”

UIL Holdings amended its Revolving Credit Agreement, dated as of July 29, 2004, and Note Purchase Agreement, dated as of February 15, 2001, in each case effective as of March 30, 2006, to define consolidated net income without regard to any reduction in net income resulting from any impairment of goodwill in connection with a decision by UIL Holdings to divest of Xcelecom or its subsidiaries.

On April 24, 2006, the Board of Directors declared a five-for-three stock split of UIL Holdings common stock. The stock split will be payable on July 3, 2006 to all shareholders of record as of June 6, 2006. Since the split will not be effective until July, share and per share data have not been restated in the accompanying financial statements and notes to the consolidated financial statements. This information will be presented beginning with UIL Holdings’ second quarter filing on Form 10Q.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

Pro forma shares and earnings per share, reflecting the impact of this split for the period ending March 31, 2006 and 2005 is as follows:

	Income (Loss) Applicable to Common Stock	Average Number of Shares Outstanding	Earnings per Share
	(In Thousands, except per share amounts)
2006
Basic earnings (loss)	$(37,788)	24,325	$(1.56)
Effect of dilutive stock options (1)	-	205	(0.02)
Diluted earnings (loss)	$(37,788)	24,530	$(1.54)
2005
Basic earnings	$3,228	24,172	0.13
Effect of dilutive stock options (1)	-	150	-
Diluted earnings	$3,228	24,322	$0.13
(1)
Reflecting the effect of dilutive stock options, performance shares and restricted stock. Dilutive securities diluted the loss by $0.02 per share for the three months ended March 31, 2006, but did not dilute earnings for the three months ended March 31, 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained herein, regarding matters that are not historical facts, are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). These include statements regarding management’s intentions, plans, beliefs, expectations or forecasts for the future. Such forward-looking statements are based on UIL Holdings’ expectations and involve risks and uncertainties; consequently, actual results may differ materially from those expressed or implied in the statements. Such risks and uncertainties include, but are not limited to, general economic conditions, legislative and regulatory changes, changes in demand for electricity and other products and services, unanticipated weather conditions, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental, and technological factors affecting the operations, markets, products, services and prices of UIL Holdings’ subsidiaries. The foregoing and other factors are discussed and should be reviewed in UIL Holdings’ most recent Annual Report on Form 10-K and other subsequent periodic filings with the Securities and Exchange Commission. Forward-looking statements included herein speak only as of the date hereof and UIL Holdings undertakes no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or circumstances.

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

In the fourth quarter of 2004, UIL Holdings’ Board of Directors approved a plan to reorganize UIL Holdings’ Finance organization to reduce costs, improve process flow and better support its core utility operations. Following the sale of its subsidiary American Payment Systems, Inc. in June 2004, the strategic core of UIL Holdings returned to its utility operations, along with the non-utility operations of Xcelecom. As a result, the accounting, treasury and corporate planning functions of UI and the holding company have been combined in an effort to gain operating efficiencies. In connection with this reorganization, UIL Holdings recorded employee termination costs in the fourth quarter of 2004 amounting to $2 million. In 2005, a portion of these accrued restructuring costs have been reclassified to the accounts for UI’s non-qualified pension plan, as certain effected employees have elected to receive termination pay in the form of enhanced retirement benefits. The remaining accrued restructuring costs are expected to be settled throughout 2006 and 2007 in accordance with the employee’s severance agreement. On an annualized basis, this reorganization is expected to yield consolidated pre-tax cost savings of approximately $1 million, although the impact to 2005 was somewhat lower due to the timing of employee departures.

On April 26, 2006, UIL Holdings announced its intention to divest its wholly-owned subsidiary, Xcelecom, completing its corporate strategic realignment to focus on its regulated electric utility, UI. In accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” this event triggered a review for goodwill impairment based upon a reduction in the estimated fair value of Xcelecom below its carrying amount. As a result, a pretax goodwill impairment charge of $85.0 million was recorded during the first quarter of 2006 based upon UIL Holdings’ intent to divest, estimates of fair value as determined by an outside advisory firm and indicative third party bids. At December 31, 2005, UIL Holdings’ impairment testing was based upon circumstances in effect at that time. Potential impairment was measured based on a long term outlook to hold and operate Xcelecom and, therefore, evaluated the net present value of estimated future cash flows. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the impairment is included in UIL Holdings’ consolidated results for the three months ended March 31, 2006, but will be reclassified to discontinued operations beginning in the second quarter of 2006. See Notes to Financial Statements, “Note (A), Impairment of Long-Lived Assets and Investments and Discontinued Operations.”

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

The 2003 Restructuring Legislation provides for UI to collect a fee of $0.0005/kilowatt-hour from transitional standard offer service customers, beginning January 1, 2004, as compensation for providing transitional standard offer service. This fee is included in the GSC amounts charged to transitional standard offer customers, and is excluded by the legislation from determinations of whether UI’s rates are just and reasonable. For 2005, these fees generated approximately $2.8 million in revenue. The 2003 Restructuring Legislation also provides for the DPUC to establish an incentive plan for the procurement of long-term contracts for transitional standard offer service that compares UI’s actual average contract price to a regional average price for electricity, making adjustments as deemed appropriate by the DPUC. If UI’s price is lower than the average, the legislation provides for the plan to allocate $0.00025/kilowatt-hour of transitional standard offer service to the distribution company. The DPUC issued a draft decision on December 8, 2005 approving UI’s proposed methodology for calculating the incentive fee and noting that UI has earned the incentive fee applicable to the year 2004, which amounted to approximately $1.4 million. The draft decision did not address the incentive related to 2005. The final decision is scheduled to be issued in the second quarter of 2006.

2005 Rate Case

On July 18, 2005, UI filed an application with the DPUC, requesting an increase to UI’s electricity distribution rate and its Competitive Transmission Assessment (CTA) rate.

On January 27, 2006, the DPUC issued a final decision in the 2005 Rate Case proceeding. The DPUC set UI's distribution rates at levels that will increase revenues by $14.3 million in 2006. The DPUC set incremental distribution rate increases for 2007, 2008 and 2009, so that revenues will increase a total of $35.6 million, or 4.9%, by 2009 compared to 2005 rates.

On February 10, 2006, UI filed a Petition for Reconsideration with the DPUC requesting that it reconsider the final decision to correct errors in the decision with respect to employee compensation and the pension/post-retirement discount rate. These corrections, if accepted by the DPUC, would increase revenues by approximately $3.5 million in 2006, and $2.4 million in each of the years 2007 through 2009, versus 2005 rates. On March 1, 2006, the DPUC granted UI’s Petition to reopen the proceeding for the limited purpose of reconsidering the record with regards to employee compensation and denied UI’s request to reconsider the pension/post-retirement discount rate. A hearing has been scheduled for May 22, 2006 and a final decision on the Petition for Reconsideration is scheduled during the second quarter of 2006. Dependent upon the outcome of the Petition for Reconsideration, UI will evaluate its other options, as appropriate.

Other Regulation

UI generally has several regulatory proceedings open and pending at the DPUC at any given time. Examples of such proceedings include an annual DPUC review and reconciliation of UI’s CTA and SBC revenues and expenses, dockets to consider specific restructuring or electricity market issues, consideration of specific rate or customer issues, and review of conservation programs.

Competitive Transition Assessment

UI’s CTA collection recovers costs that have been reasonably incurred, or will be incurred, to meet its public service obligations and that will likely not otherwise be recoverable in a competitive market. These “stranded costs” include above-market long-term purchased power contract obligations, regulatory asset recovery and above-market investments in power plants. Based on current conditions, CTA revenues are expected to remain relatively constant, with amortization increasing over time as the earnings trend downward due to the decreasing CTA rate base. A significant amount of UI’s earnings is generated by the authorized return on the equity portion of as yet unamortized stranded costs in the CTA rate base. UI’s after-tax earnings attributable to CTA for the three months ended March 31, 2006 and 2005 were $3.0 million and $3.3 million, respectively. A significant portion of UI’s cash flow from operations is also generated from those earnings and from the recovery of the CTA rate base. Cash flow from operations related to CTA amounted to $6 million and $7.2 million for the three months ended March 31, 2006 and 2005 respectively. The CTA rate base has declined from year to year for a number of reasons, including: amortization of stranded costs, the sale of UI’s nuclear units, and adjustments made through the annual DPUC review process. The original rate base component of stranded costs, as of January 1, 2000, was $433 million. It has since declined to $413 million at year-end 2000, $373 million at year-end 2001, $303 million at year-end 2002, $279 million at year-end 2003, $267 million at year-end 2004, $254 million at year-end 2005, and $250 million as of March 31, 2006. The 2005 result is subject to DPUC review, pursuant to an annual review of UI’s CTA revenues and expenses, and may be adjusted in accordance with that review. The 2005 annual CTA/SBC reconciliation was filed with the DPUC in the first quarter of 2006 and included a request for recovery of amounts related to the misallocation of gross earnings taxes between distribution and CTA. Customer bills were not affected by this misallocation. Although UI believes it is entitled to recovery of such amounts, the amount requested for recovery related to periods prior to 2005 has not been recognized as a regulatory asset based on the estimated likelihood for recovery as of December 31, 2005. Based upon UI’s filings and the DPUC’s decisions in prior annual CTA reconciliation dockets, UI does not expect the results of this reconciliation docket to have a material effect on UI, with the exception of the request for recovery of the gross earnings tax item, which could have a positive impact. In the future, UI’s CTA earnings will decrease while, based on UI’s current projections, cash flow will remain fairly constant until stranded costs are fully amortized between 2013 and 2015, depending primarily upon the DPUC’s future decisions which could affect future rates of stranded cost amortization.

Xcelecom, Inc.

During 2006, Xcelecom recognized approximately $4.8 million in after-tax project losses (excluding charges related due to the goodwill impairment,) from cost overruns incurred on seven large projects at Allan/Briteway Electrical Contractors, Inc. (Allan/Briteway), a New Jersey based subsidiary of Xcelecom. Management has reviewed these projects and determined that the write-downs resulted mainly from projects that experienced underperformance driven by margin degradation. In addition, the current state tax benefit that would result from these project losses at Allan/Briteway cannot be recognized in the financial statements as UIL Holdings has concluded that these state tax benefits, along with previously-recorded state net operating losses, will not likely be realized through the generation of future taxable income at Allan/Briteway. Of the seven projects with losses, only the project consisting of 75% of the losses was in its early stages. This project was re-estimated for costs to complete and estimates were revised based on productivity reviews of work performed to date, discovery of expectations from job complexity, duration of manpower requirements, and resulting extensive upward revisions to the expected costs to complete. The other projects, in their final completion stage, also have margin degradation as a result of higher than planned complexity, lower than expected productivity, extensive re-work, and missed scope items. Management continues to monitor projects to assess cost issues at Allan/Briteway. Management identified margin degradation on other jobs in the first quarter of 2006, as well as improvement on certain jobs, through the continuing monthly process of reviewing work progress, achieved and projected productivity, cost levels and remaining estimates to complete. Management has taken actions to remediate the operational issues at Allan/Briteway including 1) establishing project budgets in sufficient detail to track work categories by task, system or phase, 2) incorporating a turn-over of the awarded job estimate to the project manager with the appropriate detail, scope and schedule in order to manage the project, and 3) ensuring adequate levels of management staffing and oversight. As a result of UIL’s announcement to divest of Xcelecom, the task of monitoring staffing and management levels will continue to be a challenge. The project losses may be partially offset by pending change orders and claims, for which all costs have been recognized, but which have not been included in projected earnings. There is no assurance that these claims will be recovered.

As discussed previously in the Notes to the financial statements, on April 26, 2006, UIL Holdings announced its intention to divest its wholly-owned subsidiary, Xcelecom, completing its corporate strategic realignment to focus on its regulated electric utility, UI. A pretax goodwill impairment charge of $85.0 million was recorded during the first quarter of 2006 based upon UIL Holdings’ intent to divest, estimates of fair value as determined by an outside advisory firm and indicative third party bids. At December 31, 2005, UIL Holdings’ impairment testing was based upon circumstances in effect at that time. Potential impairment was measured based on a long term outlook to hold and operate Xcelecom and, therefore, evaluated the net present value of estimated future cash flows. In accordance with SFAS No. 144, the impairment is included in UIL Holdings’ consolidated results for the three months ended March 31, 2006, but will be reclassified to discontinued operations beginning in the second quarter of 2006. See Notes to Financial Statements, “Note (A), Impairment of Long-Lived Assets and Investments and Discontinued Operations.”

Cost Drivers

As a service business, Xcelecom’s cost structure is highly variable. Primary costs include labor, materials and insurance. Approximately 46.6% of costs are derived from labor and related expenses. For the three months ended March 31, 2006 and 2005, labor-related expenses totaled $48.5 million and $45.4 million, respectively.

Approximately 37.6% of Xcelecom’s costs incurred are for materials installed on projects and equipment and other products sold to customers. This component of the expense structure is variable based on the demand for services. Costs are generally incurred for materials once work begins on a project or a customer order is received. Materials are ordered when needed, shipped directly to the jobsite or customer facility, and installed within 30 days. Materials consist of commodity-based items such as conduit, pipe, data cabling, wire and fuses as well as specialty items such as fixtures, switchgear, switches and routers, servers and control panels. For the three months March 31, 2006 and 2005, material and equipment expenses totaled $39.1 million and $33.2 million, respectively.

United Capital Investments, Inc.

UCI had a 25% interest in Cross-Sound Cable Company, LLC (Cross-Sound), which owns and operates a 330-megawatt transmission line (cable) connecting Connecticut and Long Island under the Long Island Sound. On February 27, 2006, UCI, together with the majority owner Hydro-Quebec (HQ), sold Cross-Sound to Babcock & Brown Infrastructure Ltd. (Babcock & Brown). UCI and UIL Holdings received proceeds of $53.2 million, subject to a working capital adjustment, in exchange for UCI’s equity interest in Cross-Sound and the repayment of loan made by UIL Holdings to Cross-Sound. After transaction costs and taxes, UCI and UIL Holdings recognized a gain of approximately $10.6 million and net proceeds of approximately $46 million.

UIL Holdings and UCI continue to provide two guarantees, in original amounts of $2.5 million and $1.3 million, in support of HQ guarantees to third parties in connection with the construction of the project. Babcock & Brown will indemnify Hydro-Quebec from liabilities incurred under the existing guarantees and post a letter of credit in favor of Hydro-Quebec. Accordingly, in the event Hydro-Quebec was called on to perform on the guarantees, UIL Holdings expects that Hydro-Quebec would first seek recovery from Babcock & Brown before requiring UIL Holdings and UCI to perform under its guarantees.

The $2.5 million guarantee supports an HQ guarantee to the Long Island Power Authority (LIPA) to provide for damages in the event of a delay in the date of achieving commercial operation of the cross sound cable. There had been a delay in achieving the originally agreed upon date of commercial operation, primarily due to a Connecticut legislative moratorium on installing new gas and utility lines across Long Island Sound, which precluded the CDEP from considering applications related to submarine cables under Long Island Sound. UCI believes action or inaction of governmental, regulatory or judicial bodies qualify as events beyond its control and performance under the guarantee is not required. Further, on June 24, 2004, Cross-Sound executed a settlement agreement allowing for immediate commercial operation of the cable. Although retaining commercial operating status is contingent upon the satisfaction of certain provisions of the settlement agreement, UIL Holdings expects commercial operating status to be maintained and, accordingly, it has not recorded a liability related to this guarantee in its Consolidated Balance Sheet as of March 31, 2006.

The $1.3 million guarantee supports an agreement under which Cross-Sound is providing compensation to shell fishermen for their losses, including loss of income, incurred as a result of the installation of the cable (Shellfish Agreement). The payments to the fishermen are being made over a 10-year period, and the obligation under this guarantee reduces proportionately with each payment made. As of March 31, 2006, the remaining amount of the guarantee was $1.1 million. UIL Holdings has completed a probability weighted analysis based on the likelihood of certain events occurring that would cause UIL Holdings to be required to perform under this guarantee. This analysis resulted in a liability amount that was inconsequential, and, accordingly, UIL Holdings has not recorded a liability related to this guarantee in its Consolidated Balance Sheet as of March 31, 2006.

UCI also has passive, minority equity positions in two investment funds. UCI viewed these investments as an opportunity to earn reasonable returns and promote local economic development. In January 2006, UCI funded $0.1 million of its remaining $0.3 million commitment to the Ironwood Mezzanine Fund.

United Bridgeport Energy, Inc.

UBE held a 33 1/3% ownership interest in Bridgeport Energy LLC (BE), the owner of a gas-fired 520 MW merchant wholesale electric generating facility located in Bridgeport, Connecticut. On March 28, 2006, UBE sold its interest to the majority owner for $71 million and a release of all claims, and recognized a gain of approximately $0.2 million after-tax.

LIQUIDITY AND CAPITAL RESOURCES

UIL Holdings generates its capital resources primarily through operations. At March 31, 2006, UIL Holdings had $121.4 million of unrestricted cash and temporary cash investments. This represents an increase of $92.5 million from the corresponding balance at December 31, 2005. The components of this increase, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

(In Millions)
Balance, December 31, 2005	$28.9

Net cash provided by operating activities	22.0

Net cash (used in) investing activities:
- Non-utility minority interest investments	(0.1)
Restricted Cash	0.2
- Cash invested in plant	(9.9)
- Deferred payments in prior acquisitions	(5.3)
Proceeds from sale of investments	100.9
Proceeds from the Cross-Sound Cable Project	23.8
109.6

Net cash provided by (used in) financing activities:
- Financing activities, excluding dividend payments	(28.6)
- Dividend payments	(10.5)
(39.1)

Net Change in Cash	92.5

Balance, March 31, 2006	$121.4

The unrestricted cash position of UIL Holdings increased by $92.5 million from December 31, 2005 to March 31, 2006, as cash provided by investment activities from proceeds from the sale of minority ownership interests in Cross-Sound and BE as well as the repayment of the UIL Holdings loan to Cross-Sound supplemented cash provided by operations. Cash used in financing activities during the first quarter included the quarterly dividend payment on UIL Holdings common stock totaling $10.5 million, a $4.3 million principal payment on UIL Holdings’ long-term debt and repayment of UIL short term debt totaling $20 million. Cash used in investing activities during the first quarter of 2006 consisted primarily of capital expenditures of $9.9 million, mainly by UI.

UIL Holdings also accesses capital through both long-term and short-term financing arrangements. Total long-term debt outstanding as of March 31, 2006 was $486.9 million, as compared to $491.2 million at year-end December 31, 2005. UIL Holdings and Xcelecom also have short-term credit facilities totaling $100 million and $30 million, respectively. The following table presents a summary of the amounts available under these credit facilities as of March 31, 2006:

	UIL Holdings	Xcelecom
	(in millions)
Credit lines available	$100	$30
Less: Credit line advances outstanding	-	-
Less: Credit facility supporting standby letters of credit	-	4
Less: Credit facility supporting capital equipment funding	-	1
Available Credit	$100	$25

All capital requirements that exceed available cash will have to be provided by external financing. Although there is no commitment to provide such financing from any source of funds, other than the short-term credit facilities discussed above, future external financing needs are expected to be satisfied by the issuance of additional short-term and long-term debt. The continued availability of these methods of financing will be dependent on many factors, including conditions in the securities markets, economic conditions, and future income and cash flow. See Part I, Item 1, “Financial Statements - Notes to Consolidated Financial Statements - Note (B), Capitalization and Note (D), Short-Term Credit Arrangements” of this Form 10-Q and UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2005 for a discussion of UIL Holdings’ financing arrangements.

Financial Covenants

UIL Holdings and its subsidiaries are required to comply with certain covenants in connection with their respective loan agreements. The covenants are normal and customary in bank and loan agreements. UIL Holdings amended its Note Purchase Agreement and Revolving Credit Agreement, in each case, effective March 30, 2006, to define consolidated net income without regard to any reduction in net income resulting from any impairment of goodwill in connection with a decision by UIL Holdings to divest of Xcelecom or its subsidiaries.

There have been no material changes in UIL Holdings’ 2006 capital resource projections from those reported in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2005. UIL holdings will re-evaluate those projections as it proceeds with the divestiture of Xcelecom, the results of which may have a material impact on such projections.

Contractual and Contingent Obligations

At March 31, 2006 there was no material change in contractual and contingent obligations of UIL Holdings and its subsidiaries from those reported in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

CRITICAL ACCOUNTING POLICIES

UIL Holdings’ Consolidated Financial Statements are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. UIL Holdings believes that investors need to be aware of these policies and how they impact UIL Holdings’ financial reporting to gain a more complete understanding of UIL Holdings’ Consolidated Financial Statements as a whole, as well as management’s related discussion and analysis presented herein. While UIL Holdings believes that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2005 are those that depend most heavily on these judgments and estimates. At March 31, 2006, there have been no material changes to any of the Critical Accounting Policies described therein, except for the adoption of SFAS No. 123R. See.- “New Accounting Standards.”

OFF-BALANCE SHEET ARRANGEMENTS

UIL Holdings and its subsidiaries occasionally enter into guarantee contracts in the ordinary course of business. At the time a guarantee is provided, an analysis is performed to assess the expected financial impact, if any, based on the likelihood of certain events occurring that would require UIL Holdings to perform under such guarantee. Subsequent analysis is performed on a periodic basis to assess the impact of any changes in events or circumstances. If such an analysis results in an amount that is inconsequential, no liability is recorded on the balance sheet related to the guarantee. As of March 31, 2006, UIL Holdings had certain guarantee contracts outstanding for which no liability has been recorded in the Consolidated Financial Statements (see Part I, Item 1, “Financial Statements - Notes to Consolidated Financial Statements - Note (J), Commitments and Contingencies,” of this Form 10-Q for further discussion of such guarantees).

NEW ACCOUNTING STANDARDS

UIL Holdings reviews new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have. As of the filing of this Quarterly Report on Form 10-Q, SFAS No. 123 (Revised), “Share-Based Payment” (SFAS No. 123R), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation” (SFAS No. 123) and supersedes Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25), adopted January 1, 2006, is a new accounting standard that is projected to have a material impact on UIL Holdings’ consolidated financial position, results of operations or liquidity. Refer to Part I, Item 1, “Financial Statements - Notes to Consolidated Financial Statements - Note (A), Statement of Accounting Policies - Stock Based Compensation,” for further discussion regarding new accounting standards.

RESULTS OF OPERATIONS

Use of Non-GAAP Measures

Within the “Results of Operations” section of this Form 10-Q, tabular presentations showing a comparison of UIL Holdings’ net income and earnings per share (EPS) for the first quarter of each of 2006 and 2005 are provided. UIL Holdings believes this information is useful in understanding the fluctuations in earnings per share between the current and prior year periods. The amounts presented show the earnings per share from continuing operations for each of UIL Holdings’ lines of business, calculated by dividing the income from continuing operations of each line of business by the average number of shares of UIL Holdings common stock outstanding for the periods presented. The earnings per share tables presented in “The United Illuminating Company Results of Operations” and “Non-Utility Results of Operations” for all periods presented are calculated on the same basis and reconcile to the amounts presented in the table under the heading “UIL Holdings Corporation Results of Operations.” The total earnings per share from continuing operations and discontinued operations in the table presented under the heading “UIL Holdings Corporation Results of Operations” are presented on a GAAP basis.

In discussing the results of operations, UIL Holdings also believes that a breakdown, presented on a per share basis, of how particular significant items contributed to the change in income from continuing operations by line of business (Item Variance EPS Presentation) is useful in understanding the overall change in the consolidated results of operations for UIL Holdings from one reporting period to another. UIL Holdings presents such per share amounts by taking the dollar amount of the applicable change for the revenue or expense item, booked in accordance with GAAP, and applying UIL Holdings’ combined effective statutory federal and state tax rate (see Item 1, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (E), Income Taxes” of this Form 10-Q for details of UIL Holdings combined effective statutory tax rate) to obtain the after-tax impact of the item. The after-tax amount is then divided by the average number of shares of UIL Holdings common stock outstanding for the period presented. Any amounts provided as Item Variance EPS Presentation are provided for informational purposes only and are not intended to be used to calculate “Pro-forma” amounts.

First Quarter 2006 vs. First Quarter 2005

UIL Holdings Corporation Results of Operations: First Quarter 2006 vs. First Quarter 2005

UIL Holdings’ earnings for the first quarter of 2006 decreased by $41.0 million, or $2.81 per share, compared to the first quarter of 2005.

The decrease in earnings was mainly due to the announcement of UIL Holdings’ intention to divest its wholly-owned subsidiary, Xcelecom, completing its corporate strategic realignment to focus on its regulated electric utility, UI. A pretax goodwill impairment charge of $85.0 million was recorded during the first quarter of 2006 based upon UIL Holdings’ intent to divest, estimates of fair value as determined by an outside advisory firm and indicative third party bids. In accordance with SFAS No. 144, the impairment is included in UIL Holdings’ consolidated results for the three months ended March 31, 2006, but will be reclassified to discontinued operations beginning in the second quarter of 2006. Absent the goodwill impairment charge UIL Holdings’ earnings for the first quarter of 2006 increased $9.5 million or $0.65 per share mainly due to the sale of UIL Holdings’ ownership interest in Cross-Sound, and the absence of costs related to a scheduled outage in 2005 at Bridgeport Energy. However, results at Xcelecom continue to be negatively impacted by project cost overruns at one of Xcelecom’s electrical contracting subsidiaries.

The table below represents a comparison of UIL Holdings’ Net Income and Earnings per Share (EPS) for the first quarter of 2006 and the first quarter of 2005.

			2006 more (less) than 2005
	Quarter Ended March 31, 2006	Quarter Ended March 31, 2005	Amount	Percent
Net Income (In Millions except Percents and Per Share Amounts)
UI	$7.6	$7.8	$(0.2)	(3)%
Non-Utility	(45.4)	(4.6)	(40.8)	(887)%
Total Net Income	$(37.8)	$3.2	$(41.0)	(1,281)%

EPS
UI	$0.52	$0.54	(0.02)	(4)%
Non-Utility	(3.11)	(0.32)	(2.79)	(872)%
Total EPS - Basic	$(2.59)	$0.22	$(2.81)	(1,277)%
Total EPS - Diluted (Note A)	$(2.57)	$0.22	$(2.79)	(1,268)%

Note A: Reflecting the effect of dilutive stock options, performance shares and restricted stock. Dilutive securities diluted the loss by $0.02 per share for the three months ended March 31, 2006, but did not dilute earnings for the three months ended March 31, 2005.

The following table presents a line-by-line breakdown of revenue and expenses from UIL Holdings’ Consolidated Statement of Income by subsidiary, including comparisons between the first quarter of 2006 and the first quarter of 2005. Significant variances are explained in the discussion and analysis of individual subsidiary results that follow.

	Quarter Ended	Quarter Ended	2006 more (less)
(In Millions)	Mar. 31, 2006	Mar. 31, 2005	than 2005
Operating Revenues
UI from operations	$200.3	$186.9	$13.4
Xcelecom	98.2	91.6	6.6
Total Operating Revenues	$298.5	$278.5	$20.0

Fuel and energy expenses - UI	$103.1	$95.2	$7.9

Operation and maintenance expenses
UI	$53.9	$47.0	$6.9
Xcelecom	103.3	91.0	12.3
Minority Interest Investment & Other (1)	2.6	1.5	1.1
Total operation and maintenance expenses	$159.8	$139.5	$20.3

Depreciation and amortization expenses
UI	$7.8	$7.5	$0.3
Xcelecom	0.9	0.9	-
Subtotal depreciation	8.7	8.4	0.3
Amortization of regulatory assets (UI)	8.7	9.8	(1.1)
Amortization Xcelecom	0.0	0.2	(0.2)
Total depreciation and amortization expenses	$17.4	$18.4	$(1.0)

Goodwill Impairment - Xcelecom	$85.0	$-	$85.0

Taxes - other than income taxes
UI - State gross earnings tax	$6.5	$5.9	$0.6
UI - other	4.4	4.3	0.1
Xcelecom	0.7	0.7	-
Total taxes - other than income taxes	$11.6	$10.9	$0.7

	Quarter Ended	Quarter Ended	2006 more (less)
(In Millions)	Mar. 31, 2006	Mar. 31, 2005	than 2005
Other Income (Deductions)
UI	$2.5	$2.1	$0.4
Xcelecom	1.6	0.3	1.3
Minority Interest Investment & Other (1)	0.3	0.4	(0.1)
Total Other Income (Deductions)	$4.4	$2.8	$1.6

Interest Charges
UI	$4.6	$3.9	$0.7
UI - Amortization: debt expense, redemption premiums	0.4	0.3	0.1
Xcelecom	0.4	0.3	0.1
Minority Interest Investment & Other (1)	1.5	1.5	-
Total Interest Charges	$6.9	$6.0	$0.9

Gain on Sale of Equity Investments -Minority Interest & Other (1)	$18.9	$-	$18.9

Income Taxes
UI	$5.9	$7.4	$(1.5)
Xcelecom	(35.9)	(0.5)	(35.4)
Minority Interest Investment & Other (1)	6.4	(2.6)	9.0
Total Income Taxes	$(23.6)	$4.3	$(27.9)

Income (Losses) from Equity Investment
UI	$0.1	$0.1	$-
Minority Interest Investment (2)	0.5	(3.9)	4.4
Total Income (Losses) from Equity Investment	$0.6	$(3.8)	$4.4

Net Income
UI	$7.6	$7.8	$(0.2)
Xcelecom	(54.6)	(0.7)	(53.9)
Minority Interest Investment & Other (1) (2)	9.2	(3.9)	13.1
Total Net Income	$(37.8)	$3.2	$(41.0)
(1)
The category "Minority Interest Investment and Other" includes amounts recognized at the non-utility businesses in relation to their minority interest investments, as well as unallocated holding company costs.

(2)	Includes income (losses) recognized at the non-utility businesses in relation to their minority interest investments.

The United Illuminating Company Results of Operations: First Quarter of 2006 vs. First Quarter of 2005

			2006 more (less) than 2005
	Quarter Ended March 31, 2006	Quarter Ended March 31, 2005	Amount	Percent
EPS from operations
Total UI - basic	$0.52	$0.54	$(0.02)	(4)%
Total UI - diluted (Note A)	$0.52	$0.54	$(0.02)	(4)%
Retail Sales*	1,457	1,474	(17)	(1)%
Weather Impact* (Note B)	(19)	(3)	(16)	(1)%
Retail Sales - Normalized*	1,438	1,471	(33)	(2)%
* Millions of kilowatt-hours
Note A: Reflecting the effect of dilutive stock options, performance shares and restricted stock. Dilutive securities did not dilute the earnings for the three months ended March 31, 2006, and 2005, respectively.
Note B: Percentage change reflects impact to total retail sales.

UI’s net income was $7.6 million, or $0.52 per share, in the first quarter of 2006, compared to $7.8 million, or $0.54 per share, in the first quarter of 2005. The decrease in earnings was primarily due to increased outside services, stock based compensation and uncollectible expenses as well as lower retail volume, partially offset by higher retail price.

Overall, UI’s revenue increased by $13.4 million, from $186.9 million in the first quarter of 2005 to $200.3 million in the first quarter of 2006. Retail revenue increased $3.6 million due mainly to increases in customer prices partially offset by lower volume arising from weather conditions and lower customer consumption. The price increase allowed UI to collect certain FMCC charges from customers to offset higher costs of procuring energy (see fuel and energy expense discussion below). Wholesale revenue increased by $2.5 million as compared to 2005, primarily due to increased generation at the Bridgeport RESCO generating plant and higher wholesale market price. Other revenues increased $7.3 million as compared to 2005, largely due to the net activity of the GSC “working capital allowance,” which increased 2006 other revenues by $3.2 million for the year, as compared to a decrease in other revenues of $3.7 million in 2005.

Fuel and energy expense increased by $7.9 million from $95.2 million in the first quarter of 2005 to $103.1 million in the first quarter of 2006. Retail fuel expense in the first quarter of 2006 increased by $3.2 million compared to the first quarter of 2005, primarily due to UI’s portion of costs related to reliability must run agreements between ISO-NE and generators as well as increased costs of transitional standard offer service supply, partially offset by lower volume. UI receives electricity to satisfy its transitional standard offer retail customer service requirements through a fixed-price purchased power agreement. These costs are recovered through the GSC and BFMCC portion of UI’s unbundled retail customer rates. UI’s wholesale energy expense in the first quarter of 2006 increased by $4.7 million compared to the first quarter of 2005, primarily due to increased volume from the absence of a scheduled and unscheduled outage in 2005 at the Bridgeport RESCO generating plant.

UI’s operation and maintenance (O&M) expenses increased by $6.9 million, from $47.0 million in the first quarter of 2005 to $53.9 million in the first quarter of 2006. The increase was primarily attributable to (1) increases in outside services mainly due to higher consulting fees, (2) increases in stock based compensation mainly due to expenses related to retirement eligible employees as a result of the adoption of SFAS No. 123R, (3) higher uncollectible expenses due to increased customer account write offs, (4) and higher legal fees related to various regulatory matters.

UI’s amortization of regulatory assets decreased by $1.1 million, from $9.8 million in the first quarter of 2005 to $8.7 million in the first quarter of 2006. The decrease was primarily attributable to the absence of amortization related to regulatory assets no longer required under the 2005 Rate Case.

UI’s interest expense increased by $0.7 million, from $3.9 million in the first quarter of 2005 to $4.6 million in the first quarter of 2006. The increase was mainly attributable to higher interest rates in 2006.

Non-Utility Results of Operations: First Quarter 2006 vs. First Quarter 2005

			2006 more (less) than 2005
	Quarter Ended March 31, 2006	Quarter Ended March 31, 2005	Amount	Percent
EPS
Operating Business
Xcelecom	$(3.74)	$(0.05)	$(3.69)	(7,380)%

Minority Interest Investments
UBE	(0.01)	(0.19)	0.18	95%
UCI	0.73	0.01	0.72	7,200%
Subtotal Minority Interest Investments	0.72	(0.18)	0.90	500%

UIL Corporate (Note A)	(0.09)	(0.09)	0.00	-

Total Non-Utility EPS - Basic	$(3.11)	$(0.32)	$(2.79)	(872)%
Total Non-Utility EPS - Diluted (Note B)	$(3.09)	$(0.32)	$(2.77)	(866)%
Note A:	Includes interest charges and strategic and administrative costs of the non-utility holding company.
Note B:
Reflecting the effect of dilutive stock options, performance shares and restricted stock. Dilutive securities diluted the loss by $0.02 per share for the three months ended March 31, 2006, but did not dilute earnings for the three months ended March 31, 2005.

The consolidated non-utility businesses reported a net loss, including unallocated holding company costs, of $45.4 million, or $3.11 per share, in the first quarter of 2006, compared to a net loss of $4.6 million, or $0.32 per share, in the first quarter of 2005. The decrease in earnings was mainly due to the announcement by UIL Holdings’ intentions to divest its wholly-owned subsidiary, Xcelecom, completing its corporate strategic realignment to focus on its regulated electric utility, UI. An after-tax goodwill impairment charge of $50.5 million was recorded during the first quarter of 2006 based upon UIL Holdings’ intent to divest, estimates of fair value as determined by an outside advisory firm and indicative third party bids. In accordance with SFAS No. 144, the impairment is included in UIL Holdings’ consolidated results for the three months ended March 31, 2006, but will be reclassified to discontinued operations beginning in the second quarter of 2006. Absent the goodwill impairment charge, the consolidated non-utility businesses earnings for the first quarter of 2006 increased $9.7 million or $0.67 per share mainly due to the sale of UIL Holdings’ ownership interest in Cross-Sound, and the absence of costs related to a scheduled outage in 2005 at Bridgeport Energy. However, results at Xcelecom continue to be negatively impacted by project cost overruns at one of Xcelecom’s electrical contracting subsidiaries.

The following is a detailed explanation of the quarterly variances for each of UIL Holdings’ non-utility businesses.

Non-Utility Businesses

Xcelecom, Inc.

Xcelecom lost $54.6 million, or $3.74 per share, in the first quarter of 2006, compared to a loss of $0.7 million, or $0.05 per share in the first quarter of 2005. The decrease in earnings as described above was primarily due to an after-tax goodwill impairment charge of $50.5 million recorded during the first quarter of 2006. In addition, results at Xcelecom continue to be negatively impacted by project degradation at one of Xcelecom’s New Jersey based electrical contracting subsidiaries, Allan/Briteway ElectricalContractors, Inc. (Allan/Briteway). Allan/Briteway incurred $4.8 million in after-tax project losses due to cost overruns on seven large projects. Management has reviewed these projects and determined that the write-downs resulted mainly from projects that experienced underperformance driven by margin degradation. Of the seven projects with losses, only the project consisting of 75% of the losses was in its early stages. This project was re-estimated for costs to complete and estimates were revised based on productivity reviews of work performed to date, discovery of expectations from job complexity, duration of manpower requirements, and resulting extensive upward revisions to the expected costs to complete. Absent the goodwill impairment charge, and losses at Allan/Briteway, Xcelecom had net income of $0.7 million or $0.04 per share, an increase of $1.4 million or $0.09 per share from 2005.

Minority Interest Investments

United Bridgeport Energy, Inc.

UBE owned a 33 1/3% interest in Bridgeport Energy, LLC (BE) until the completion of its sale to an affiliate of Duke Energy on March 28, 2006. UBE lost $0.2 million, or $0.01 per share, in the first quarter of 2006, compared to a loss of $2.7 million, or $0.19 per share in the first quarter of 2005. The improvement from the prior year was mainly due to the absence of costs related to a scheduled outage in 2005, as well as higher revenues from the plant in 2006 compared to 2005.

United Capital Investments, Inc.

UCI earned $10.7 million, or $0.73 per share, in the first quarter of 2006, compared to income of $0.1 million, or $0.01 per share in the first quarter of 2005. The improvement from the prior year was mainly due to the sale of Cross-Sound.

UIL Corporate

UIL Holdings retains certain costs at the holding company, or “corporate” level which are not allocated to the various non-utility subsidiaries. UIL Corporate incurred unallocated after-tax costs of $1.3 million, or $0.09 per share in each first quarter of 2006 and 2005, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

UIL Holdings’ and UI’s primary market risk is the interest rate risk associated with the need to refinance fixed rate debt at maturity and the remarketing of multi-annual tax-exempt bonds. The weighted average remaining fixed rate period of outstanding long-term debt obligations of UIL Holdings and UI is 2.9 years at an average interest rate of 4.5%. Given the term of the fixed rate debt, UIL Holdings believes that it has no material quantitative or qualitative exposure to market risk in the near term. In addition, historically, UI has been able to include its interest costs in revenue requirements for recovery through rates.

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

UI entered into an interest rate cap (rate cap) transaction to mitigate interest rate risk with respect to the $64.5 million principal amount of Pollution Control Refunding Revenue Bonds, 2003 Series, due October  1, 2033, issued by the Business Finance Authority of the State of New Hampshire (the “Bonds”). The Bonds are currently in an auction rate mode by which the interest rate is established at auction every 35 days. As of the last auction on April 3, 2006, the interest rate on the bonds was 3.25%. The rate cap was set at 3.68% and became effective March 30, 2006. The rate cap will terminate on August 5, 2009. The rate cap is tied to the US Dollar - Bond Market Association (USD-BMA) Municipal Swap Index.

Item 4. Controls and Procedures.

UIL Holdings maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports to the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to UIL Holdings’ management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, ca n provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, through United Capital Investments, Inc. and

United Bridgeport Energy, Inc., UIL Holdings has minority investments in certain other entities. As UIL Holdings does not control or manage these entities, its disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those it maintains with respect to its subsidiaries.

UIL Holdings carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of UIL Holdings’ disclosure controls and procedures as of March 31, 2006. Based on the foregoing, UIL Holdings’ Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective as of March 31, 2006.

There have been no changes in UIL Holdings’ internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect UIL Holdings’ internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A - Risk Factors

UIL Holdings may be unable to complete its divestiture of Xcelecom on reasonable terms.

As previously described in UIL Holdings’ Annual Report on Form 10K for the year ended December 31, 2005, there are numerous risks inherent in Xcelecom’s businesses. With the announcement by UIL Holdings of its decision to divest of Xcelecom, certain operating risks related to Xcelecom may be magnified including the following: maintaining key customer contracts, attracting new business and hiring and retaining employees may become more difficult and costly during the period through divestiture.

There is also considerable risk related to the divestiture itself. There is no assurance that Xcelecom will be sold at the current book value and, given the potential operating risks noted above, additional reductions in the carrying value of Xcelecom may become necessary. If UIL Holdings cannot sell Xcelecom on reasonable terms, the subsidiary would return to a hold and operate status. All of the above divestiture related risks could have a negative effect on UIL Holdings’ financial position and results of operations.

Item 6. Exhibits

(a) Exhibits.

Exhibit Table Item Number	Exhibit Number	Description

(2)	2.2(b)
Copy of Restated Purchase Agreement by and among TransEnergie HQ, Inc., TransEnergie U.S. Ltd., United Capital Investments, Inc. Cross-Sound Cable Company, LLC, BBI CSC LLC, Babcock & Brown Infrastructure Limited, Babcock & Brown Investor Services Ltd., Hydro-Quebec, and United Resources, Inc., dated February 14, 2006

(2)	2.2(c)
Copy of Amendment No. 1 to Restated Purchase Agreement by and among TransEnergie HQ, Inc., TransEnergie U.S. Ltd., United Capital Investments, Inc. Cross-Sound Cable Company, LLC, BBI CSC LLC, Babcock & Brown Infrastructure Limited, Babcock & Brown Investor Services Ltd., Hydro-Quebec, and United Resources, Inc., dated February 22, 2006

(2)	2.2(d)
Copy of Amendment No. 2 to Restated Purchase Agreement by and among TransEnergie HQ, Inc., TransEnergie U.S. Ltd., United Capital Investments, Inc. Cross-Sound Cable Company, LLC, BBI CSC LLC, Babcock & Brown Infrastructure Limited, Babcock & Brown Investor Services Ltd., Hydro-Quebec, and United Resources, Inc., dated February 24, 2006

(2)	2.3
Copy of Settlement Agreement and Release by and among United Bridgeport Energy, Inc., Duke Bridgeport Energy, LLC, UIL Holdings Corporation, Duke Capital, LLC, Bridgeport Energy LLC, and NC Development and Design Company, LLC, dated January 31, 2006

(31)	31.1	Certification of Periodic Financial Report.
(31)	31.2	Certification of Periodic Financial Report.
(32)	32	Certification of Periodic Financial Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UIL HOLDINGS CORPORATION

Date 05/03/2006	/s/ Richard J. Nicholas
Richard J. Nicholas
Executive Vice President
and Chief Financial Officer