Form 10-Q
period 2006-08-02
UIL HOLDINGS CORP
filed 2006-08-02
CIK 1082510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

The number of shares outstanding of the issuer’s only class of common stock, as of July 31, 2006 was 24,635,521.

INDEX

Part I. FINANCIAL INFORMATION

Part II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statement

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF INCOME
AND
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In Thousands except per share amounts)
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Operating Revenues (Note F)
Utility	$199,729	$185,913	$400,014	$372,829
Non-utility businesses	5	5	9	9
Total Operating Revenues	199,734	185,918	400,023	372,838
Operating Expenses
Operation
Fuel and energy (Note F)	96,571	93,911	199,717	189,078
Operation and maintenance	54,551	49,875	111,056	98,359
Depreciation and amortization (Note F)	17,023	15,394	33,497	32,689
Taxes - other than income taxes (Note F)	10,147	9,413	20,986	19,563
Total Operating Expenses	178,292	168,593	365,256	339,689
Operating Income	21,442	17,325	34,767	33,149

Other Income and (Deductions), net (Note F)	3,374	2,059	6,192	4,592

Interest Charges, net
Interest on long-term debt	5,330	5,344	10,743	10,424
Other interest, net (Note F)	84	186	726	495
	5,414	5,530	11,469	10,919
Amortization of debt expense and redemption premiums	384	385	770	769
Total Interest Charges, net	5,798	5,915	12,239	11,688

Income Before Gain on Sale of Equity Investments, Income
Taxes, Equity Earnings and Discontinued Operations	19,018	13,469	28,720	26,053

Gain on Sale of Equity Investments (Note A)	-	-	18,908	-

Income Before Income Taxes, Equity Earnings and
Discontinued Operations	19,018	13,469	47,628	26,053

Income Taxes (Note E)	7,884	5,987	20,215	10,818

Income Before Equity Earnings and Discontinued Operations	11,134	7,482	27,413	15,235
Loss from Equity Investments	(883)	(973)	(342)	(4,794)
Income from Continuing Operations	10,251	6,509	27,071	10,441
Discontinued Operations, Net of Tax (Note P)	(7,251)	(3,150)	(61,859)	(3,854)

Net Income (Loss)	$3,000	$3,359	$(34,788)	$6,587

Average Number of Common Shares Outstanding - Basic	24,365	24,214	24,345	24,193
Average Number of Common Shares Outstanding - Diluted	24,683	24,386	24,648	24,362

Earnings Per Share of Common Stock - Basic:
Continuing Operations	$0.42	$0.27	$1.11	$0.43
Discontinued Operations	(0.30)	(0.13)	(2.54)	(0.16)
Net Earnings (Loss)	$0.12	$0.14	$(1.43)	$0.27

Earnings Per Share of Common Stock - Diluted:
Continuing Operations	$0.42	$0.27	$1.10	$0.43
Discontinued Operations	(0.30)	(0.13)	(2.51)	(0.16)
Net Earnings (Loss)	$0.12	$0.14	$(1.41)	$0.27

Cash Dividends Declared per share of Common Stock	$0.43	$0.43	$0.86	$0.86

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Thousands of Dollars)
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net Income (Loss)	$3,000	$3,359	$(34,788)	$6,587
Other comprehensive income, net of tax:
Interest rate cap mark-to-market	238	-	238	-
Comprehensive Income (Loss) (Note A)	$3,238	$3,359	$(34,550)	$6,587

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET

ASSETS
(Thousands of Dollars)
(Unaudited)
	June 30,	December 31,
	2006	2005
Current Assets
Unrestricted cash and temporary cash investments	$101,655	$28,860
Utility accounts receivable less allowance of $2,600 and $2,600	60,327	69,547
Other accounts receivable	7,585	10,440
Unbilled revenues	46,050	31,956
Current regulatory assets	45,283	36,961
Loan receivable - Cross-Sound Cable Project	-	23,787
Materials and supplies, at average cost	2,040	2,104
Deferred income taxes	6,218	6,641
Prepayments	3,747	2,718
Current assets of discontinued operations held for sale	141,978	126,784
Total Current Assets	414,883	339,798

Investments
Investment in United Bridgeport Energy facility	-	70,344
Other	12,901	24,753
Total Investments	12,901	95,097

Property, Plant and Equipment at original cost
In service	804,937	788,678
Less, accumulated depreciation	282,289	272,470
	522,648	516,208
Construction work in progress	71,409	65,544
Net Property, Plant and Equipment	594,057	581,752

Regulatory Assets (future amounts due from customers
through the ratemaking process)
Nuclear plant investments-above market	364,948	375,169
Income taxes due principally to book-tax differences	68,175	72,951
Long-term purchase power contracts-above market	29,627	38,242
Connecticut Yankee	28,248	31,552
Unamortized redemption costs	16,517	16,919
Other	73,683	69,116
Total Regulatory Assets	581,198	603,949

Deferred Charges and Other Assets
Unamortized debt issuance expenses	7,141	7,527
Prepaid Pension	52,082	56,532
Other long-term receivable	14,787	13,799
Other	1,875	2,300
Total Deferred Charges and Other Assets	75,885	80,158

Long-term assets of discontinued operations held for sale	17,471	98,301

Total Assets	$1,696,395	$1,799,055

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET

LIABILITIES AND CAPITALIZATION
(Thousands of Dollars)
(Unaudited)
	June 30,	December 31,
	2006	2005
Current Liabilities
Notes payable	$-	$20,000
Current portion of long-term debt	4,286	4,286
Accounts payable	51,491	57,023
Dividends payable	10,554	10,517
Accrued liabilities	27,448	38,257
Current regulatory liabilities	12,759	17,430
Interest accrued	4,037	4,147
Taxes accrued	22,452	7,962
Current liabilities of discontinued operations held for sale	69,727	75,572
Total Current Liabilities	202,754	235,194

Noncurrent Liabilities
Purchase power contract obligation	48,093	55,602
Pension accrued	8,860	8,272
Connecticut Yankee contract obligation	37,211	40,414
Other	23,000	23,415
Total Noncurrent Liabilities	117,164	127,703

Deferred Income Taxes (future tax liabilities owed
to taxing authorities)	331,239	336,871

Regulatory Liabilities (future amounts owed to customers
through the ratemaking process)
Accumulated deferred investment tax credits	11,359	11,432
Deferred gains on sale of property	32,183	32,183
Asset removal cost	5,207	5,828
Other	17,492	10,621
Total Regulatory Liabilities	66,241	60,064

Long-term liabilities of discontinued operations held for sale	3,359	7,756

Commitments and Contingencies (Note J)

Capitalization (Note B)
Net long-term debt	482,603	486,889

Common Stock Equity
Common stock	308,279	306,699
Paid-in capital	12,343	10,307
Capital stock expense	(2,170)	(2,170)
Unearned employee stock ownership plan equity	(3,087)	(3,562)
Accumulated other comprehensive loss	(702)	(940)
Retained earnings	178,372	234,244
Net Common Stock Equity	493,035	544,578

Total Capitalization	975,638	1,031,467

Total Liabilities and Capitalization	$1,696,395	$1,799,055

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash Flows From Operating Activities
Net Income	$(34,788)	$6,587
Adjustments to reconcile net income
to net cash provided by operating activities:
Gain on sale of equity investments	(18,908)	-
Loss on sale of assets of discontinued operations held for sale	860	-
Goodwill impairment	85,004	-
Depreciation and amortization	24,584	24,939
Purchase power contract amortization (Note F)	10,603	10,786
Purchase power above market fuel expense credit (Note F)	(10,603)	(10,786)
Deferred income taxes	(38,069)	1,647
Stock-based compensation expense (Note A)	2,580	1,506
Excess tax benefits from share-based compensation	(315)	-
Deferred investment tax credits - net	(73)	(225)
Allowance for funds used during construction	(1,642)	(1,323)
Undistributed losses of minority interest investments	342	5,082
Changes in:
Accounts receivable - net	16,379	(1,203)
Materials and supplies	(2,700)	(109)
Prepayments	(2,960)	(2,252)
Accounts payable	(3,224)	(6,032)
Interest accrued	(154)	64
Taxes accrued	7,161	(2,085)
Other assets	12,666	(4,724)
Other liabilities	(22,583)	(5,975)
Total Adjustments	58,948	9,310
Net Cash provided by Operating Activities	24,160	15,897

Cash Flows from Investing Activities
Repayments from loan receivable Cross-Sound Cable Project	23,787	151
Proceeds from sale of equity investments	100,949	-
Proceeds from sale of assets of discontinued operations held for sale	2,450	-
Deferred payments in prior acquisitions	(9,382)	(4,099)
Non-utility minority interest investments	(153)	(2,342)
Plant expenditures	(26,219)	(20,663)
Changes in restricted cash	207	(130)
Net Cash provided by (used in) Investing Activities	91,639	(27,083)

Cash Flows from Financing Activities
Issuances of Common stock	1,511	2,002
Excess tax benefits from share-based compensation	315	-
Payments on long-term debt	(4,286)	(4,286)
Notes payable - short-term, net	(25,577)	8,866
Payments on notes payable - long-term	-	(735)
Proceeds from notes payable - long-term	-	153
Payment of common stock dividend	(21,046)	(20,894)
Bank overdraft	5,919	276
Other	160	(132)
Net Cash (used in) Financing Activities	(43,004)	(14,750)

Cash and Temporary Cash Investments:
Net change for the period	72,795	(25,936)
Balance at beginning of period	28,860	40,165
Balance at end of period	$101,655	$14,229

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

(A) STATEMENT OF ACCOUNTING POLICIES

Basis of Presentation

UIL Holdings Corporation (UIL Holdings) was formed in July 2000 and was an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935 until the effective date of its repeal, at which time it became a holding company under the provisions of the Public Utility Holding Company Act of 2005 (PUHCA 2005). Through its various subsidiaries, UIL Holdings operates in two principal lines of business: utility and non-utility. The utility business consists of the electric transmission and distribution operations of The United Illuminating Company (UI). The non-utility business consists of United Capital Investments, Inc. (UCI), which holds minority ownership interests in two investment funds. The non-utility businesses also included a minority ownership interest in Bridgeport Energy, LLC (BE) held by United Bridgeport Energy, Inc. (UBE) until the completion of the sale of that interest to an affiliate of Duke Energy on March 28, 2006, as well as UCI’s minority ownership interest in Cross-Sound Cable Company, LLC (Cross-Sound) until the completion of the sale of that interest to Babcock and Brown Infrastructure Ltd. on February 27, 2006, as well as the operations of Xcelecom, Inc. (Xcelecom). As discussed further in “Note (P) - Discontinued Operations” of this Form 10Q, on April 26, 2006, UIL Holdings announced its intention to divest its wholly-owned subsidiary, Xcelecom, completing its corporate strategic realignment to focus on its regulated electric utility, UI. UIL Holdings is headquartered in New Haven, Connecticut, where its senior management maintains offices and is responsible for overall planning, operating and financial functions. UIL Holdings’ Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements included in UIL Holdings’ Annual Report on Form 10-K for the year ended December 31, 2005. Such notes are supplemented below.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted in accordance with Securities and Exchange Commission rules and regulations. UIL Holdings believes that the disclosures made are adequate to make the information presented not misleading. The information presented in the consolidated financial statements reflects all adjustments which, in the opinion of UIL Holdings, are necessary for a fair statement of the financial position and results of operations for the interim periods described herein. All such adjustments are of a normal and recurring nature. The results for the six months ended June 30, 2006 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2006.

All earnings per share (EPS) amounts and references to common stock share numbers reflect the previously announced 5 for 3 common stock split, which occurred on July 3, 2006 for shareowners of record as of June 6, 2006.

Certain amounts previously reported have been reclassified to conform to the current presentation, including the reporting of Xcelecom results as discontinued operations and the impact on EPS and common stock share numbers of the aforementioned stock split.

Property, Plant and Equipment

UI accrues for estimated costs of removal for certain of its plant-in-service. Such removal costs are included in the approved rates used to depreciate these assets. At the end of the service life of the applicable assets, the accumulated depreciation in excess of the historical cost of the asset provides for the estimated cost of removal. In accordance with Statement of Financial Accounting Standard (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” UI’s accrued costs of removal have been recorded as a regulatory liability. Accrued costs of removal as of June 30, 2006 and December 31, 2005 totaled $5.2 million and $5.8 million, respectively.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

Restructuring Charges

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. In the fourth quarter of 2004, UIL Holdings recorded employee termination costs associated with the reorganization of UIL Holdings’ Finance organization amounting to $2 million and the balance in the restructuring reserve as of June 30, 2006 was approximately $0.9 million. These accrued restructuring costs are expected to be settled throughout 2006 and 2007 in accordance with the applicable employee’s severance agreement. A reconciliation of the changes in the restructuring reserve liability balance since December 31, 2005 is presented below.

(In Thousands)	Total
Restructuring Accrual December 31, 2005	$1,181
Adjustment for final employee severance payout	76
Severance Payment	(341)
Restructuring Accrual June 30, 2006	$916

Goodwill and Other Intangible Assets

Effective January 1, 2002, UIL Holdings adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement modifies the accounting and reporting of goodwill and intangible assets. On April 26, 2006, UIL Holdings announced its intention to divest its wholly-owned subsidiary, Xcelecom, completing its corporate strategic realignment to focus on its regulated electric utility, UI. This event required goodwill to be measured for impairment and a pre-tax goodwill impairment charge of $85.0 million was recorded during the first quarter of 2006 based on UIL Holdings’ intent to divest, estimates of fair value as determined by an outside advisory firm and indicative third party bids. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the impairment is included in discontinued operations as of June 30, 2006. See below “Note (A) - Impairment of Long-Lived Assets and Investments and Discontinued Operations.”

Impairment of Long-Lived Assets and Investments

SFAS No. 144 requires the recognition of impairment losses on long-lived assets when the book value of an asset exceeds the sum of the expected future undiscounted cash flows that result from the use of the asset and its eventual disposition. If impairment arises, then the amount of any impairment is measured based on discounted cash flows. This standard also requires that rate-regulated companies recognize an impairment loss when a regulator excludes all or part of a cost from rates, even if the regulator allows the company to earn a return on the remaining costs allowed. Under this standard, the probability of recovery and the recognition of regulatory assets under the criteria of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” must be assessed on an ongoing basis. At June 30, 2006 and December 31, 2005, UIL Holdings did not have any assets that were impaired under this standard.

Discontinued Operations

SFAS No. 144 also addresses the accounting for, and disclosure of, long-lived assets to be disposed of by sale. Under SFAS No. 144, when a long-lived asset or group of assets (disposal group) meets certain criteria set forth in the statement, including a commitment by the company to a plan to sell the long-lived asset (disposal group) within a twelve month period:

•	the long lived-asset (disposal group) will be measured at the lower of its carrying value or fair value, less costs to sell, and will be classified as held for sale on the Consolidated Balance Sheet;
•	the long-lived asset (disposal group) shall not be depreciated (amortized) while it is classified as held for sale;
•	the related operations of the long-lived asset (disposal group) will be reported as discontinued operations in the consolidated statement of operations, with all comparable periods restated; and
•	management will eliminate the operations and cash flows of the disposal group from ongoing operations after divestiture and there will be no significant continuing involvement following the sale.

UIL Holdings announced on April 26, 2006, its intentions to divest its wholly-owned subsidiary, Xcelecom. With the announcement, Xcelecom meets the criteria set forth in SFAS No. 144 to be classified as held for sale and is reported as such in UIL Holdings’ Form 10Q for the period ending June 30, 2006. The disposal is expected to be completed within twelve months.

Major classes of assets and liabilities of Xcelecom consist of current assets of $142 million, property, plant & equipment of $10.1 million, other assets of $7.3 million, current liabilities of $69.7 million and non current liabilities of $3.4 million. When the sale is completed, $29.3 million of net deferred tax assets, including amounts related to the impairment of goodwill will be realized through the filing of UIL Holdings’ consolidated income tax returns.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

Earnings per Share

The following table presents a reconciliation of the basic and diluted earnings per share calculations for the three and six months ended June 30, 2006 and June 30, 2005:

	Income Applicable to Common Stock	Average Number of Shares Outstanding	Earnings per Share
	(In Thousands, except per share amounts)
Six Months Ended June 30:
2006
Basic earnings from continuing operations	$27,071	24,345	$1.11
Basic earnings (loss) from discontinued operations	(61,859)	24,345	(2.54)
Basic earnings (loss)	(34,788)	24,345	(1.43)
Effect of dilutive stock options (1)	-	303	0.02
Diluted earnings (loss)	$(34,788)	24,648	$(1.41)

2005
Basic earnings from continuing operations	$10,441	24,193	$0.43
Basic earnings (loss) from discontinued operations	(3,854)	24,193	(0.16)
Basic earnings	6,587	24,193	0.27
Effect of dilutive stock options (1)	-	169	-
Diluted earnings	$6,587	24,362	$0.27

Three Months Ended June 30:
2006
Basic earnings from continuing operations	$10,251	24,365	$0.42
Basic earnings (loss) from discontinued operations	(7,251)	24,365	(0.30)
Basic earnings	3,000	24,365	0.12
Effect of dilutive stock options (1)	-	318	-
Diluted earnings	$3,000	24,683	$0.12

2005
Basic earnings from continuing operations	$6,509	24,214	0.27
Basic earnings (loss) from discontinued operations	(3,150)	24,214	(0.13)
Basic earnings	3,359	24,214	0.14
Effect of dilutive stock options (1)	-	172	-
Diluted earnings	$3,359	24,386	$0.14

(1)
Reflecting the effect of dilutive stock options, performance shares and restricted stock. Dilutive securities did not impact the earnings from continuing operations or loss from discontinued operations for the three months ended June 30, 2006 or the three or six months ended June 30, 2005. Dilutive securities diluted earnings from continuing operations by $0.01 per share and diluted the loss from discontinued operations by $0.03 per share for the six months ended June 30, 2006.

Stock options to purchase 471,757  and 468,275 shares of common stock were outstanding but not included in the computation of diluted earnings per share for the three and six months ended June 30, 2006 and 2005, respectively because the options’ exercise prices were greater than the average market price of the common shares during such periods.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

Stock-Based Compensation

On January 1, 2006, UIL Holdings adopted SFAS No. 123 (Revised), “Share-Based Payment” (SFAS No. 123R), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) and supersedes Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25). Under the modified prospective method of adoption, pursuant to SFAS No. 123R, options granted after December 31, 2005 are expensed based on their fair value at date of grant over the vesting period, following the non-substantive vesting approach. Prior to January 1, 2006, UIL Holdings followed the fair value recognition provisions, under the prospective method, of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS No. 148), an amendment of SFAS No. 123. Under SFAS No. 148, UIL Holdings recorded compensation expense related to stock options based on the most recently available fair-value estimates calculated by an independent party utilizing the binomial option-pricing model following the nominal vesting approach. No compensation expense was recorded prior to January 1, 2003, as UIL Holdings accounted for employee stock-based compensation in accordance with APB No. 25 as permitted by SFAS No. 123.

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

In 2004, UIL Holdings implemented a performance-based long-term incentive arrangement under the Plan pursuant to which certain members of management have the opportunity to earn a pre-determined number of performance shares, the number of which is predicated upon the achievement of various pre-defined performance measures. Except in the case of retirement eligible employees, for whom vesting is immediate in accordance with SFAS No. 123R, these performance shares vest over a three-year cycle with the actual issuance of UIL Holdings common stock in respect of such shares following the end of each three-year cycle. A new three-year cycle begins in January of each year. UIL Holdings records compensation expense for these performance shares ratably over the three-year period, except in the case of retirement eligible employees, for whom compensation expense is immediately recognized in accordance with SFAS No. 123R, based on the value of the expected payout at the end of each year relative to the performance measures achieved. An additional $1.2 million of compensation expense was recorded in the first six months of 2006 in regards to retirement eligible employees based on the adoption of SFAS No. 123R retirement eligible provisions. UIL Holdings records stock compensation expense in the current period based on quarterly projected performance against formal plans over the performance period. A target amount of 81,833 performance shares were granted during the first quarter of 2006; the average of the high and low market price on the date of grant was $30.55 per share.

In January 2006, UIL Holdings granted a total of 16,667 shares of restricted stock to its new President, James P. Torgerson, pursuant to his employment agreement; the average of the high and low market price on the date of grant was $29.10 per share. In March 2006, UIL Holdings granted another 2,578 shares of restricted stock to Mr. Torgerson pursuant to his employment agreement; the high and low market price on the date of grant was $30.55 per share. Such shares were granted pursuant to the Plan. Compensation expense for this restricted stock is recorded ratably over the five-year vesting period for such restricted stock.

In March 2006, UIL Holdings granted a total of 20,000 shares of restricted stock to directors; the average of the high and low market price on the date of grant was $30.55 per share. Such shares were granted pursuant to the Plan. Compensation expense for this restricted stock is recorded ratably over the three-year vesting period for such restricted stock, except in the case of retirement eligible directors, for whom vesting and compensation expense is accelerated in accordance with SFAS No. 123R.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

As of December 31, 2005 and June 30, 2006, UIL Holdings had 60,000 and 79,245 shares of restricted stock which had not vested with a weighted average exercise price of $26.25 and $29.53, respectively. In March 2006, 20,000 shares of previously granted restricted stock grants to directors vested, of which the intrinsic value was $0.2 million.

The following table sets forth information regarding stock option transactions for the year ended December 31, 2005 and the quarter ended June 30, 2006.

	Number of Options		Option Price per Share	Weighted Average Exercise Price
Balance - December 31, 2004	1,116,088		$21.68-$34.79	$28.37
Granted	94,452	(1)	$30.86-$31.44	$30.93
Forfeited	(54,830)		$21.68-$34.79	$32.66
Exercised	(197,163)		$21.68-$27.25	$22.93
Balance - December 31, 2005	958,547		$21.68-$34.56	$29.50
Granted	94,388	(1)	$32.98	$32.98
Forfeited	(13,888)		$21.68	$21.68
Exercised	(154,772)		$21.68-$28.76	$23.94
Balance - June 30, 2006	884,275

Exercisable at December 31, 2005	804,028		$21.68-$34.56	$30.88
Exercisable at June 30, 2006	777,400	(2)	$21.68-$34.56	$30.74

(1)
One-third of the options granted become exercisable on each of the first three anniversaries of the grant date, with the exception of reload grants, for which the entire grant becomes exercisable six months from the grant date.

(2)	The intrinsic value of exercisable stock options at June 30, 2006 was $1.5 million.

Total stock-based compensation expenses were $2.6 million, after-tax of $1.5 million, and $1.5 million, after-tax of $0.9 million, for the six months ended June 30, 2006 and 2005, respectively, and $1.2 million, after-tax of $0.7 million, and $0.8 million, after-tax of $0.5 million for the three months ended June 30, 2006 and 2005, respectively. No share based compensation costs were capitalized as part of the costs of an asset during the six months ended June 30, 2006.

As of June 30, 2006, total stock option compensation costs, performance-base costs and restricted stock costs related to non-vested awards not yet recognized was an immaterial amount, $2.3 million and $1.5 million, respectively. The weighted-average period over which the stock option compensation costs, performance-base cost and restricted stock cost will be recognized is 12 months, 11 months and 19 months, respectively.

The non-employee director’s shares issued for services rendered are usually drawn from the Non-Employee Director Common Stock and Deferred Compensation Plan.  Employee performance shares and options are drawn from the approved 1999 Amended and Restated UIL Holdings Stock Plan.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

The following table illustrates the effect on net income and earnings per share of applying the fair value based method to all outstanding and unvested awards in each period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands except per share amounts)
Net Income (loss), as reported	$3,000	$3,359	$(34,788)	$6,587
Add: Stock-based compensation
expense included in reported
net income (loss), net of related tax effects	713	472	1,526	906
Deduct: Total stock-based compensation
determined under fair value based
method for all stock grants, net of
related tax effect	(713)	(475)	(1,526)	(1,038)

Pro forma net income (loss)	$3,000	$3,356	$(34,788)	$6,455

Earnings (loss) per share:
Basic - as reported	$0.12	$0.14	$(1.43)	$0.27

Basic - proforma	$0.12	$0.14	$(1.43)	$0.27

Diluted - as reported	$0.12	$0.14	$(1.41)	$0.27

Diluted - proforma	$0.12	$0.14	$(1.41)	$0.26

Comprehensive Income

Comprehensive income for the three and six months ended June 30, 2006 was equal to net income plus an interest rate cap mark-to-market adjustment of approximately $0.2 million, after-tax, related to the $64.5 million principal amount of Pollution Control Refunding Revenue Bonds. For further information regarding this transaction, see “Note (B) - Long-Term Debt.” Comprehensive income for the three and six month periods ended June 30, 2005, was equal to net income as reported.

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

These gains on sale of ownership interests are included in gain on sale of equity investments on the UIL Consolidated Statement of Income (loss) for the six months ended June 30, 2006.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

New Accounting Standards

In March 2006, the Financial Accounting Standard Board (FASB) issued a Proposed Statement on Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits. The proposed Statement requires an employer that sponsors one or more defined benefit pension or other postretirement plans to recognize an asset or liability for the overfunded or underfunded status of the plan. For a pension plan, the asset or liability is the difference between the fair value of the plan’s assets and the projected benefit obligation. For any other postretirement benefit plan, the asset or liability is the difference between the fair value of the plan’s assets and the accumulated postretirement benefit obligation. In addition, employers must record all unrecognized prior service costs and credits and unrecognized actuarial gains and losses in accumulated other comprehensive income. Such amounts will then be reclassified into earnings as components of net periodic benefit cost/income pursuant to the current recognition and amortization provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” On July 26, 2006, FASB affirmed this proposal to make the recognition provisions part of its proposed standard effective for fiscal years ending after December 15, 2006. UIL Holdings is currently assessing the impact of this proposed statement.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of SFAS No. 109, “Accounting for Income Taxes”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return which has a level of uncertainty of being sustained on audit by the taxing authority. The interpretation provides guidance on derecognition of a previously recognized liability for an uncertain tax position, the classification of liabilities for uncertain tax positions, and the potential recognition of interest and penalties by taxing authorities. In addition, the interpretation prescribes additional disclosure requirements including i) a reconciliation of beginning and ending balances of the total amounts of unrecognized tax benefits from uncertain tax positions for the annual reporting periods presented, ii) a discussion of the nature of the uncertain tax position taken if any of those positions will significantly increase or decrease in the twelve months following the reporting date, iii) the amount of interest and penalties recognized in the statement of operations and the total amount of interest and penalties recognized in the statement of financial position, and iv) a description of the tax years that remain subject to examination by major taxing authorities. The provisions of this interpretation are effective for UIL Holdings as of January 1, 2007. The adoption of this interpretation is not expected to have a material impact on UIL Holdings’ financial position, results of operations or liquidity.

(B) CAPITALIZATION

Common Stock

UIL Holdings had 24,606,362 shares of its common stock, without par value, outstanding at June 30, 2006. Of those shares, 151,344 were unallocated shares held by UI's 401(k)/Employee Stock Ownership Plan (KSOP) and 43,245 were shares of restricted stock, none of which are recognized as outstanding for the purpose of calculating basic earnings per share.

UI has an arrangement under which it loaned $11.5 million to the KSOP. Prior to the formation of UIL Holdings, the trustee for the KSOP used the funds to purchase 547,167 shares of UI common stock in open market transactions. On July 20, 2000, effective with the formation of a holding company structure, unallocated shares held by the KSOP were converted into shares of UIL Holdings’ common stock. The shares will be allocated to employees’ KSOP accounts, as the loan is repaid, to cover a portion of the required KSOP contributions. Compensation expense is recorded when shares are committed to be allocated based on the fair market value of the stock. The loan will be repaid by the KSOP over a twelve-year period ending October 1, 2009, using employer contributions and UIL Holdings’ dividends paid on the unallocated shares of the stock held by the KSOP. Dividends on allocated shares are charged to retained earnings. As of June 30, 2006, 151,344 shares, with a fair market value of $5.1 million, had been purchased by the KSOP and had not been committed to be released or allocated to KSOP participants.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

Long-Term Debt

On March 9, 2006, UI entered into an interest rate cap (rate cap) transaction to mitigate interest rate risk with respect to the $64.5 million principal amount of Pollution Control Refunding Revenue Bonds, 2003 Series, due October  1, 2033, issued by the Business Finance Authority of the State of New Hampshire (the “Bonds”). The Bonds are currently in an auction rate mode by which the interest rate is established at auction every 35 days. As of the last auction on July 17, 2006, the interest rate on the bonds was 3.60%. The rate cap was set at 3.68% and became effective March 30, 2006. The rate cap will terminate on August 5, 2009. The rate cap is tied to the U.S. Dollar - Bond Market Association (USD-BMA) Municipal Swap Index. If the average of the index for the calculation period exceeds the rate cap, UI will be paid an amount based on such difference. At the end of each quarter, changes in the market value of the rate cap are marked-to-market, which resulted in an immaterial amount charged to expense at June 30, 2006. UI paid $0.6 million to enter into the rate cap transaction which is being amortized over the life of the rate cap based upon quarterly fair market value analysis. As such, the above transaction constitutes hedge accounting and is marked-to-market in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

UIL Holdings amended its Note Purchase Agreement, dated as of February 15, 2001, effective March 30, 2006, to define consolidated net income without regard to any reduction in net income resulting from any impairment of goodwill in connection with a decision by UIL Holdings to divest of Xcelecom or its subsidiaries.

(C) REGULATORY PROCEEDINGS

2005 Rate Case

On January 27, 2006, the DPUC issued a final decision in the 2005 Rate Case proceeding. The DPUC set UI's distribution rates at levels that will increase revenues by $14.3 million in 2006. The DPUC set incremental distribution rate increases for 2007, 2008 and 2009, so that revenues will increase a total of $35.6 million, or 4.9%, by 2009 compared to 2005 rates.

On February 10, 2006, UI filed a Petition for Reconsideration with the DPUC requesting that it reconsider the final decision to correct errors in the decision with respect to employee compensation and the pension/post-retirement discount rate. On March 1, 2006, the DPUC granted UI’s Petition to reopen the proceeding for the limited purpose of reconsidering the record with regards to employee compensation and denied UI’s request to reconsider the pension/post-retirement discount rate. Hearings were held on July 7 and July 19, 2006. On July 28, 2006, a settlement was reached between UI and the Prosecutorial unit of the DPUC staff. The settlement agreement allows UI to recover additional distribution revenue requirements of $1.5 million in 2007, $1.8 million in 2008 and $2.3 million in 2009. The settlement was filed with the DPUC on August 1, 2006 and is subject to approval by the DPUC.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

On June 16, 2006, UI announced its agreement with the City of Bridgeport and its Redevelopment Authority (the “City”) for the transfer of title to UI’s Steel Point property to the City and settlement of all claims against the City with respect to relocation of a substation and repair/replacement of a bulkhead, in exchange for payment to UI of $14.9 million, which represents the commercial value of the property and cost to replace the bulkhead. Pursuant to the Memorandum of Understanding (MOU), the City must also provide to UI, within one year and free of charge, a substation site within a reasonable proximity to the Steel Point property. A MOU among UI, the City of Bridgeport, and the City’s selected developer for the property was filed with the DPUC. On July 12, 2006, the DPUC approved the proposed transfer of property and all of the terms of the MOU. The DPUC also accepted the proposed ratemaking treatment submitted by UI with respect to the property, the substation, and the bulkhead, which provides for UI to recover costs related to the Steel Point property through the CTA, subject to DPUC approval in the annual CTA/SBC reconciliation filing. The MOU provides for the filing of a stipulated judgment incorporating the MOU’s terms in the eminent domain proceeding currently pending in the Connecticut Superior Court, and for title to the property to transfer as part of that judgment upon the City’s payment of $10.3 million, with the remaining $4.6 million to be paid by June 30, 2007.

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

On May 17, 2006, UI received the requested PLR from the IRS. The PLR is consistent with the proposed regulations and indicates that none of the ADITC or EDFIT relating to the fossil-fueled generating stations formerly owned by UI could be returned to customers, either directly or indirectly, without violating the normalization provisions of the Internal Revenue Code. As required by a DPUC order, UI has submitted a copy of the PLR to the DPUC. The DPUC is in the process of reviewing the PLR and has ordered that UI keep the ADITC and EDFIT, which was the subject of the PLR, in their existing accounts on UI’s books pending the outcome of the review.

Based upon the consistent positions set forth in both the proposed regulations and the PLR, if the DPUC rescinds its current order requiring UI to keep the ADITC and EDFIT in their existing accounts on the books, UI would record a positive earnings adjustment of approximately $6.4 million (including $3.0 million related to UI’s former ownership interest in the Millstone Unit 3 nuclear generating facility) representing the balance of ADITC and EDFIT related to the generating stations previously sold. This adjustment would have no impact on cash flow.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

Other Transmission

On May 31, 2006, Northeast Utilities (NU) filed proposed amendments to its local transmission service tariff at the FERC. The proposed revisions would have the effect of charging UI customers a prorated portion of the construction cost of NU’s Bethel to Norwalk 345KV transmission line that ISO-NE deems not justified to be included in the New England regional transmission rate. On June 21, 2006, UI filed a motion at the FERC protesting on the grounds that UI’s customers neither caused nor benefit from these costs. On July 28, 2006, the FERC approved the NU filing. UI intends to seek rehearing. If the FERC ultimately decides in NU’s favor, and FERC’s decision is ultimately upheld, these costs will be included in UI’s local transmission tariff and will have no impact on UI’s financial statements.

(D) SHORT-TERM CREDIT ARRANGEMENTS

UIL Holdings has a money market loan arrangement with JPMorgan Chase Bank. This is an uncommitted short-term borrowing arrangement under which JPMorgan Chase Bank may make loans to UIL Holdings for fixed maturities from one day up to six months. JPMorgan Securities, Inc. acts as an agent and sells the loans to investors. The fixed interest rates on the loans are determined based on conditions in the financial markets at the time of each loan. As of June 30, 2006, UIL Holdings did not have any short-term borrowings outstanding under this arrangement.

On July 29, 2004, UIL Holdings entered into a revolving credit agreement with a group of banks that extends to July 28, 2007 (Revolving Credit Agreement). The borrowing limit of this facility is $100 million. The facility permits UIL Holdings to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits UIL Holdings to borrow money for fixed periods of time specified by UIL Holdings at fixed interest rates determined by the Eurodollar inter-bank market in London (LIBOR). If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of UIL Holdings and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to UIL Holdings under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not necessarily then become due and payable. As of June 30, 2006, UIL Holdings did not have any short-term borrowings outstanding under this arrangement. UIL Holdings amended its Revolving Credit Agreement, effective March 30, 2006, to define consolidated net income without regard to any reduction in net income resulting from any impairment of goodwill in connection with a decision by UIL Holdings to divest of Xcelecom or its subsidiaries.

Xcelecom has a revolving credit agreement with a bank that extends to the earlier of June 30, 2007 and the date on which UIL Holdings’ divestiture of Xcelecom is substantially completed. In connection with an amendment of this agreement, dated as of July 28, 2006, UIL Holdings has guaranteed the obligations under the agreement. This agreement provides for a $20 million revolving loan facility available to meet working capital needs and to support standby letters of credit issued by Xcelecom in the normal course of its business (such amount to be reduced as UIL Holdings’ divestiture of Xcelecom is completed), and to meet capital equipment needs of up to $1 million. Capital equipment loans under this facility can be converted to amortizing term loans with a maturity of up to four years. This agreement also provides for the payment of interest at a rate, at the option of Xcelecom, based on the agent bank’s prime interest rate or LIBOR. As of June 30, 2006, Xcelecom did not have any borrowings outstanding under the revolving working capital balance under this facility. Xcelecom had $0.8 million of capital equipment funding that had been converted to term notes outstanding and standby letters of credit of $3.8 million outstanding at June 30, 2006 under the facility.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

(E) INCOME TAXES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In Thousands)		(In Thousands)
Income tax expense for continuing operations consists of:
Income tax provisions (benefit):
Current
Federal	$6,781	$2,656	$20,886	$8,110
State	1,922	609	5,909	1,872
Total current	8,703	3,265	26,795	9,982
Deferred
Federal	(324)	2,432	(4,592)	1,151
State	(459)	402	(1,915)	(90)
Total deferred	(783)	2,834	(6,507)	1,061

Investment tax credits	(36)	(112)	(73)	(225)

Total income tax expense	$7,884	$5,987	$20,215	$10,818

Income tax components charged as follows:
Operating tax expense	$7,868	$6,456	$12,342	$12,764
Nonoperating tax expense (benefit)	377	(82)	289	(35)
Equity investments tax (benefit)	(361)	(387)	7,584	(1,911)

Total income tax expense	$7,884	$5,987	$20,215	$10,818

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

Differences in the treatment of certain transactions for book and tax purposes occur which cause the rate of UIL Holdings’ reported income tax expense to differ from the statutory tax rate described above. The effective book income tax rates for the three and six months ended June 30, 2006 were 43.5% and 42.8%, respectively, as compared to 47.9% and 50.9% for the three and six months ended June 30, 2005. The decrease in the 2006 effective book income tax rates from the rates for the 2005 periods is primarily due to: (1) differences in the amount of book depreciation in excess of non-normalized tax depreciation, and (2) non-recurring adjustments to deferred income tax reserves primarily associated with bond redemption premiums and expenses that were recorded during the first six months of 2005.

The 2006 six month effective book income tax rate is higher than the 2006 effective statutory tax rate due primarily to: (1) non-normalized effects associated with CTA, and (2) differences in the amount of book depreciation in excess of non-normalized tax depreciation.

Any capital losses that UIL Holdings may incur associated with the planned divestiture of Xcelecom can be applied against previously incurred capital gains totaling approximately $92 million from the prior sales of American Payment Systems in June 2004 and Cross-Sound in February 2006. By doing so, UIL Holdings will receive a cash benefit from the tax impacts of approximately 40% of the capital loss upon completion of the sale of Xcelecom.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

(F) SUPPLEMENTARY INFORMATION
(In Thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In Thousands)		(In Thousands)
Operating Revenues
Utility
Retail	$181,096	$176,366	$361,530	$353,208
Wholesale	6,875	7,306	14,797	12,755
Other	11,758	2,241	23,687	6,866
Non-utility businesses
Other	5	5	9	9
Total Operating Revenues	$199,734	$185,918	$400,023	$372,838

Fuel and Energy
Fuel and Energy	$101,902	$99,334	$210,320	$199,864
Purchase Power above market fuel expense credit (1)	(5,331)	(5,423)	(10,603)	(10,786)
Total Fuel and Energy	$96,571	$93,911	$199,717	$189,078

Depreciation and Amortization
Utility property, plant, and equipment depreciation	$7,699	$7,543	$15,454	$15,039
Amortization of nuclear plant regulatory assets	3,699	2,396	6,837	6,947
Amortization of purchase power contracts (1)	5,331	5,423	10,603	10,786
Amortization of other CTA regulatory assets	-	1	-	(156)
Subtotal CTA Amortization	9,030	7,820	17,440	17,577
Amortization of intangibles	-	7	4	29
Amortization of other regulatory assets	294	24	599	44
Total Amortization	9,324	7,851	18,043	17,650
Total Depreciation and Amortization	$17,023	$15,394	$33,497	$32,689

Taxes - Other than Income Taxes
Operating:
Connecticut gross earnings	$6,678	$5,987	$13,129	$11,878
Local real estate and personal property	2,461	2,392	5,194	5,090
Payroll taxes	1,008	1,034	2,663	2,595
Total Taxes - Other than Income Taxes	$10,147	$9,413	$20,986	$19,563

Other Income (Deductions), net
Interest income	$1,136	$512	$1,762	$1,015
Allowance for funds used during construction	793	635	1,642	1,323
C&LM incentive	156	213	307	417
GSC procurement fees	642	623	1,299	1,282
ISO load response, net	360	281	925	616
Miscellaneous other income and (deductions) - net	287	(205)	257	(61)
Total Other Income (Deductions), net	$3,374	$2,059	$6,192	$4,592

Other Interest, net
Notes payable	$-	$149	$151	$238
Other	84	37	575	257
Total Other Interest, net	$84	$186	$726	$495

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

In addition to providing pension benefits, UI also provides other post-retirement benefits (OPEB), consisting principally of health care and life insurance benefits, for retired employees and their dependents. Employees who are 55 years of age and whose sum of age and years of service at time of retirement is equal to or greater than 65 are eligible for benefits partially subsidized by UI. The amount of benefits subsidized by UI is determined by age and years of service at retirement. In the first six months of 2006, UI contributed $1.8 million to a 401(h) account in connection with the Pension Plan to fund OPEB for UI’s non-union employees. In addition, UI expects to contribute approximately $3.2 million in 2006, to fund OPEB for non-union employees, subject to approval by the Internal Revenue Service of the funding vehicle.

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

A new retirement plan became effective on April 1, 2005 for new employees hired into the bargaining unit, and May 1, 2005 for all other new employees. Such new employees will not participate in the Pension Plan or receive retiree medical plan benefits. The new retirement plan is a “defined contribution plan”, and consists of the current provisions of UI's 401(k)/Employee Stock Ownership Plan (KSOP), plus the following benefits:

•	An additional cash contribution of 4.0% of total annual compensation (as defined in the KSOP Plan) is made to a separate account in the KSOP for new hires.
•	An additional cash contribution of $1,000 per year (pro rata per pay period) is made to a separate Retiree Medical Fund account within the KSOP for new hires.
•	New employees do not need to contribute to the KSOP to receive these additional cash contribution amounts; they only need to enroll in the KSOP Plan.
•	Both types of additional cash contributions to the KSOP vest 100% after 5 years of service.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

The following tables represent the components of net periodic benefit cost for pension and OPEB for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,
	Pension Benefits		Other Post-retirement Benefits
	2006	2005	2006	2005
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$1,761	$1,572	$318	$245
Interest cost	4,635	4,494	864	782
Expected return on plan assets	(5,965)	(5,564)	(409)	(379)
Amortization of:
Prior service costs	263	265	(32)	(45)
Transition obligation (asset)	-	(131)	264	264
Actuarial (gain) loss	1,888	1,580	563	416
Settlements, curtailments and special termination benefits	-	488	-	37
Net periodic benefit cost	$2,582	$2,704	$1,568	$1,320

The following actuarial weighted average assumptions were used in calculating net periodic benefit cost:
Discount rate	5.50%	5.75%*	5.50%	5.75%*
Average wage increase	4.40%	4.50%	N/A	N/A
Return on plan assets	8.25%	8.00%	8.25%	8.00%
Pre-65 health care trend rate (current yr)	N/A	N/A	11.00%	12.00%
Pre-65 health care trend rate (2012+)	N/A	N/A	5.50%	5.50%
Post-65 health care trend rate (current yr)	N/A	N/A	6.00%	6.50%
Post-65 health care trend rate (2008+)	N/A	N/A	5.00%	5.00%

N/A - not applicable.
*5% discount rate used at June 30, 2005 for non-qualified plan.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

	Six Months Ended June 30,
	Pension Benefits		Other Post-retirement Benefits
	2006	2005	2006	2005
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$3,522	$3,146	$636	$490
Interest cost	9,270	8,990	1,728	1,564
Expected return on plan assets	(11,931)	(11,129)	(818)	(759)
Amortization of:
Prior service costs	526	530	(64)	(90)
Transition obligation (asset)	-	(262)	529	529
Actuarial (gain) loss	3,776	3,159	1,127	831
Settlements, curtailments and special termination benefits	-	488	-	37
Net periodic benefit cost	$5,163	$4,922	$3,138	$2,602

The following actuarial weighted average assumptions were used in calculating net periodic benefit cost:
Discount rate	5.50%	5.75%*	5.50%	5.75%*
Average wage increase	4.40%	4.50%	N/A	N/A
Return on plan assets	8.25%	8.00%	8.25%	8.00%
Pre-65 health care trend rate (current yr)	N/A	N/A	11.00%	12.00%
Pre-65 health care trend rate (2012+)	N/A	N/A	5.50%	5.50%
Post-65 health care trend rate (current yr)	N/A	N/A	6.00%	6.50%
Post-65 health care trend rate (2008+)	N/A	N/A	5.00%	5.00%

N/A - not applicable.
*5% discount rate used at June 30, 2005 for non-qualified plan.

The preceding tables reflect curtailment and special termination benefits charges resulting from the departure of an employee as part of the reorganization of UIL Holdings’ Finance organization. Approximately $0.4 million of these charges were previously recognized as employee termination costs and have now been reclassified to the pension and other post-retirement benefits accounts due to the employee’s election to receive enhanced retirement benefits rather than a lump sum termination payment. See “Note (A) - Statement of Accounting Policies - Restructuring Charges” for additional information.

(J) COMMITMENTS AND CONTINGENCIES

Other Commitments and Contingencies

Connecticut Yankee Atomic Power Company

UI has a 9.5% stock ownership share in the Connecticut Yankee Atomic Power Company (Connecticut Yankee), the carrying value of which was $3.6 million as of June 30, 2006. On December 4, 1996, the Board of Directors of Connecticut Yankee voted unanimously to retire the Connecticut Yankee nuclear plant (the “Connecticut Yankee Unit”) from commercial operation. A decision by the FERC that became effective on August 1, 2000 allows Connecticut Yankee to collect, through the power contracts with the unit’s owners, the FERC-approved decommissioning costs, other costs associated with the permanent shutdown of the Connecticut Yankee Unit, the unrecovered investment in the Connecticut Yankee Unit, and a return on equity of 6%. Connecticut Yankee may recover 9.5% of these costs from UI.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

There are currently two significant unresolved legal and regulatory matters regarding the decommissioning of the Connecticut Yankee Unit which could have an impact on the results of operations and financial condition of UI: (1) the review and approval process by the FERC of the request by Connecticut Yankee to recover increased decommissioning costs, and (2) litigation between the U.S. Department of Energy (DOE) and Connecticut Yankee, together with two other New England-based owners of retired nuclear generating plants, regarding disposal of spent nuclear fuel. Each of these items is discussed in further detail below.

Connecticut Yankee updates its cost to decommission the unit at least annually, and more often as needed, and provides UI with a projected recovery schedule depicting annual costs expected to be billed to UI, including a return on investment over the term of the projected recovery period. The present value of these costs is calculated using UI’s weighted average cost of capital and, after consideration of recoverability, recorded as a Connecticut Yankee Contract Obligation and a corresponding regulatory asset. At June 30, 2006, UI has regulatory approval to recover in future rates (through the CTA) $9.1 million of its regulatory asset for Connecticut Yankee over a term ending in 2007. The remaining portion of the regulatory asset, as of June 30, 2006, was $28.1 million, which consists of costs subject to a regulatory review and approval process and reflects the present value of the revenue requirements to fund the increased costs described in the following paragraphs. The regulatory review and approval process may extend the recovery period beyond 2007. Although UI believes full regulatory recovery is probable, because these costs are similar in nature to the costs for which UI already has regulatory approval to recover in future rates, the actual amounts subject to recovery may be different.

Current Cost Estimate

As part of Connecticut Yankee’s April 2000 rate case settlement with the FERC (2000 FERC Settlement), remaining decommissioning costs were estimated at $436 million. The original estimate was updated in November 2002 to increase the estimated decommissioning costs by approximately $130 million. The $130 million increase stemmed primarily from additional security costs, increased insurance costs and other factors. In December 2003, the estimate was increased by an additional $265 million, reflecting the fact that Connecticut Yankee is now directly managing the work necessary to complete decommissioning of the plant following termination in July 2003 of the contractor that had been managing such work. Consequently, the total current cost estimate of approximately $831 million (2003 Estimate) represents an aggregate increase of approximately $395 million over the 2000 FERC Settlement amount. The above financial information has been adjusted to 2003 dollars. UI’s share of the estimated increased cost of $395 million over the 2000 FERC Settlement amount is approximately $37.5 million. The 2000 FERC Settlement specified that if Connecticut Yankee’s costs for the physical decommissioning of the plant exceeded a specified level, then, subject to certain conditions, Connecticut Yankee would not bill its wholesale purchasers for 10 percent of the overage, up to a maximum of $10 million, even if the higher costs were prudently incurred. Connecticut Yankee has determined that although neither the regulatory proceeding nor the physical decommissioning of the plant are complete, it can no longer conclude that it is probable that it will recover this portion of the decommissioning costs in its wholesale decommissioning charges. Connecticut Yankee has recognizing the after-tax impact of $6 million as a reduction in its equity. UI’s share of this write-off is approximately $0.6 million on an after tax basis. The balance of the increased costs will not impact current period earnings, because the amounts will be deferred on UI’s balance sheet pending resolution of the litigation and regulatory proceedings described herein. Ultimately, if this issue is resolved favorably, the costs will be recovered in rates and therefore would not have a financial impact on UI’s results of operations. If the outcome is not favorable, there could be a material negative impact to UI’s results of operations.

FERC Matters

2004 Rate Case Filing

Connecticut Yankee filed the 2003 Estimate with the FERC as part of a July 1, 2004 rate application (the “Filing”) seeking additional funding to complete the decommissioning project and for storage of spent fuel through 2023. The Filing was required as part of the terms of the 2000 FERC Settlement and requests that new rates take effect on January 1, 2005. The Filing includes proposed increased decommissioning charges, based on the 2003 Estimate, as well as $4.0 million and $2.4 million of new charges for pension and post-retirement benefits (other than pensions), respectively. The proposed $93 million annual decommissioning collection represents a significant increase in

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

annual charges compared to the existing FERC-approved decommissioning collection rate of $16.7 million per year that had been approved as part of the 2000 FERC Settlement. The Filing proposes extending the collection period for decommissioning from June 30, 2007 to December 31, 2010.

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

On August 30, 2004, FERC issued an order: (1) accepting for filing Connecticut Yankee’s proposed new charges for decommissioning, pension expense and post-retirement benefits (other than pensions) expense; (2) suspending the revised charges for a period of five months, to February 1, 2005, at which time the proposed rates went into effect subject to refund; (3) establishing hearing procedures, which commenced with a pre-hearing conference before an administrative law judge (ALJ) in September 2004; (4) denying the request of the DPUC and OCC for an accelerated hearing schedule and for a bond or other security for potential refunds; (5) denying the declaratory ruling requested by the DPUC and OCC (see paragraph below); and (6) granting Bechtel’s motion to intervene as well as allowing the interventions by the other applying parties, including UI and the other Connecticut Yankee power purchasers. The evidentiary hearings concluded on June 22, 2005.

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

The Initial Decision is subject to review by the FERC and no adjustments to Connecticut Yankee’s decommissioning charges are required at the present time. Briefing with the FERC has concluded and the FERC must now issue a decision on the contested issues, which decision will be subject to rehearing by the FERC and to judicial review.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

DOE Litigation

The new estimates described above relate in part, to spent fuel storage, and could be affected by the outcome of an ongoing dispute between the DOE and several utilities and states. Under the Nuclear Waste Policy Act of 1982 (the “Act”), the DOE is required to design, license, construct and operate a permanent repository for high-level radioactive waste and spent nuclear fuel. The Act requires the DOE to provide for the disposal of spent nuclear fuel and high-level waste from commercial nuclear plants through contracts with the owners. In return for payment of established disposal fees, the federal government was required to take title to and dispose of the utilities’ high-level waste and spent nuclear fuel beginning no later than January 1998. After the DOE announced that its first high-level waste repository will not be in operation earlier than 2010, several utilities and states obtained a judicial declaration that the DOE has a statutory responsibility to take title to and dispose of high-level waste and spent nuclear fuel beginning in January 1998. Although the federal government now concedes that its failure to begin disposing of high-level waste and spent nuclear fuel in January 1998 constituted a breach of contract, it continues to dispute that the entities with which it had contracts are entitled to damages. Connecticut Yankee, together with two other New England-based owners of retired nuclear generating plants, is seeking recovery of damages stemming from the breach by the DOE under the 1983 contracts that were mandated by the U.S. Congress under the High Level Waste Act for purposes of disposal of spent fuel and high-level waste, including greater than class C waste. The trial for the damage claim ended August 31, 2004. The court heard closing arguments on January 24, 2005 and the final post-trial briefs were filed on February 18, 2005.

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

The Judge in Connecticut Yankee’s case asked for supplemental briefing on the impact of the Indiana Michigan decision. In response to the Judge’s request, Connecticut Yankee argued that the Court should award Connecticut Yankee damages through 2002 now, and direct the parties to promptly pursue additional proceedings in which Connecticut Yankee may recover its post-2002 damages to the extent already incurred. In its supplemental brief, Connecticut Yankee claims damages through 2002 of $82.8 million. The government has initially taken the position that Connecticut Yankee can only recover its damages through the date it filed suit (April 1998). In other similar cases, however, the government has acknowledged that courts have flexibility to award damages after the date suit was filed. Connecticut Yankee expects the issue of the date through which damages may be awarded in the current proceedings to be decided together with the Court’s overall ruling on other damage issues. If the DOE litigation is decided in Connecticut Yankee’s favor, any damages recovered would be used to reduce customer rates, with no impact to UI’s results of operations.

Connecticut Yankee believes it is entitled to substantial damages for the failure of the DOE to remove the Company’s nuclear waste covered by the 1983 contract, but due to the novelty and complexity of the issues and the possibility of appeals, cannot predict the amount of damages it will receive or the timing of the final determination of such damages.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

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

In August 2003, Connecticut Yankee filed a counterclaim, including counts for breach of contract, negligent misrepresentation and breach of duty of good faith and fair dealing. Connecticut Yankee has been managing the decommissioning process and was continuing to prosecute its counterclaims for excess completion costs and other damages against Bechtel in Connecticut Superior Court until completion of the settlement described below.

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

Hydro-Quebec

UI is a participant in the Hydro-Quebec (HQ) transmission tie facility linking New England and Quebec, Canada. UI has a 5.45% participating share in this facility, which has a maximum 2000 megawatt equivalent generation capacity value. UI furnished a guarantee for its participating share of the debt financing for one phase of this facility in April 1991, in the amount of $11.7 million. The amount of this guarantee is reduced monthly, proportionate with principal paid on the underlying debt. As of June 30, 2006, the amount of UI’s guarantee for this debt totaled approximately $2.8 million.

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

Site Decontamination, Demolition and Remediation Costs

On June 16, 2006, UI announced its agreement with the City of Bridgeport and its Redevelopment Authority (the “City”) for the transfer of title to UI’s Steel Point property to the City and settlement of all claims against the City with respect to relocation of a substation and repair/replacement of a bulkhead, in exchange for payment to UI of $14.9 million, which represents the commercial value of the property and cost to replace the bulkhead. Pursuant to the Memorandum of Understanding (MOU), the City must also provide to UI, within one year and free of charge, a substation site within a reasonable proximity to the Steel Point property. A MOU among UI, the City of Bridgeport,

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

and the City’s selected developer for the property was filed with the DPUC. On July 12, 2006, the DPUC approved the proposed transfer of property and all of the terms of the MOU. The DPUC also accepted the proposed ratemaking treatment submitted by UI with respect to the property, the substation, and the bulkhead, which provides for UI to recover costs related to the Steel Point property through the CTA, subject to DPUC approval in the annual CTA/SBC reconciliation filing. The MOU provides for the filing of a stipulated judgment incorporating the MOU’s terms in the eminent domain proceeding currently pending in the Connecticut Superior Court, and for title to the property to transfer as part of that judgment upon the City’s payment of $10.3 million, with the remaining $4.6 million to be paid by June 30, 2007.

UI may be required to remove additional soil on the Steel Point property to achieve environmental compliance prior to the transfer of title to the property. Under the MOU, the City and developer release UI from any further liability with respect to the Steel Point property after title transfers, and the City and/or developer must indemnify UI for environmental matters related to the Steel Point property once title transfers to the City. The sole exception to the indemnity is for personal injury claims brought against UI by UI employees or contractors hired by UI relating to incidents occurring on the site before title transfers to the City. In addition, the MOU provides that there is no indemnity for liability related to contaminated harbor sediments. UI would seek to recover all costs related to such sediments that are UI’s responsibility, to the extent incurred, through the CTA in accordance with the ratemaking treatment approved in the DPUC’s July 12, 2006 decision.

Subsequent to the demolition of Steel Point Station, the adjacent East Main Street Substation was removed at the request of the City of Bridgeport and UI expanded the Congress Street Substation to replace it. Such removal and expansion costs totaled $10.3 million of which UI was entitled to $8.9 million from the City of Bridgeport. As a result of the approved ratemaking described above, $8.5 million will be added to UI’s distribution rate base and the remaining $0.4 in removal costs will be recovered through the annual CTA/SBC reconciliation filing. The remaining $1.4 million of costs related to the Substation are transmission assets recoverable through regional transmission rates.

A site on the Mill River in New Haven was conveyed by UI to an unaffiliated entity, Quinnipiac Energy LLC (QE), reserving to UI permanent easements for the operation of its transmission facilities on the site. At the time of the sale, a fund of approximately $1.9 million, an amount equal to the then-current estimate for remediation, was placed in escrow for purposes of bringing soil and groundwater on the site into compliance with applicable environmental laws. Approximately $0.5 million of the escrow fund remains unexpended. QE’s environmental consultant reports that approximately $2 million of remediation remains to be performed. QE has entered into a long-term agreement to lease the property to a Long Island developer (Evergreen Power). UI could be required by applicable environmental laws to finish remediating any subsurface contamination at the site if it is determined that QE and/or Evergreen Power have not completed the appropriate environmental remediation at the site.

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

UI sold property to Bridgeport Energy LLC (BE) on April 16, 1999. UIL Holdings, through its subsidiary United Bridgeport Energy, Inc. (UBE) held a minority ownership interest in BE at that time and until the sale of that interest to the majority owner in March 2006. In connection with the sale of the property, UI entered into an environmental indemnity agreement with BE to provide indemnification related to certain environmental conditions specific to the site where BE’s generation facilities were constructed. This environmental indemnification remains in place following the sale of UBE’s interest in BE. Because of soil management and other environmental remediation

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

activities that were performed during construction of the generation facilities, UI does not regard its exposure under the environmental indemnity agreement as material.

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

Claim of Enron Power Marketing, Inc.

UI had a wholesale power agreement and other agreements with Enron Power Marketing, Inc. (EPMI) (the “Agreements”). Following EPMI’s bankruptcy filing on December 2, 2001, UI terminated the Agreements in accordance with their terms, effective January 1, 2002, in reliance upon provisions of the Bankruptcy Code that permit termination of such contracts. The Agreements permitted UI to calculate its gains and losses resulting from the termination, and globally to net these gains and losses against one another, and against any other amounts that UI owed to EPMI under the Agreements, to arrive at a single sum. On January 31, 2003, EPMI commenced an adversary proceeding against UI and UIL Holdings in the EPMI bankruptcy. UIL Holdings was sued as the guarantor of UI’s financial obligations under the Agreements. EPMI contended that UI was not entitled to offset, against any losses UI suffered from the termination of the Agreements, any amounts owing to EPMI for power delivered to UI after the date EPMI filed for bankruptcy. The amount of the allegedly improper setoff that EPMI sought to recover in the adversary proceeding was approximately $8.2 million, plus interest and attorneys’ fees. UI retained a reserve of $8.2 million for this claim.

In June 2006, UI reached a settlement agreement with EMPI in connection with which UI paid $7.9 million to fully settle all outstanding claims. In conjunction with this settlement, UI entered into a separate agreement with an investment banking firm to purchase UI’s claim against EPMI for $5.7 million. As a result of the settlements, the remaining $6.0 million in the reserve will be applied to the benefit of customers through the CTA.

Claim of Dominion Energy Marketing, Inc.

On December 28, 2001, UI entered into an agreement with Virginia Electric and Power Company, which was subsequently assigned to its affiliate Dominion Energy Marketing, Inc. (DEMI), for the supply of all of UI’s standard offer generation service needs from January 1, 2002 through December 31, 2003, and for the supply of all of UI’s generation service requirements for special contract customers through 2008 (Power Supply Agreement or PSA). In December 2004, UI received a letter from DEMI claiming that under the terms of this agreement, DEMI should not have been responsible for certain “CT Reliability COS” charges related to Reliability Must Run agreements between ISO-NE and NRG (the owner of power plants located in Connecticut that were formerly owned by Northeast Utilities) in an amount currently estimated at $8.2 million, plus interest. DEMI claims that such charges are fixed operation and maintenance costs and not “Transmission Congestion Costs,” for which DEMI would be responsible under the terms of the PSA. DEMI has indicated that it does not intend to terminate the PSA

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

prior to resolution of the dispute, but the parties have not agreed to a dispute resolution process. On February 14, 2005, DEMI filed a complaint in United States District Court for the District of Connecticut (USDC-CT) seeking the court’s interpretation of the PSA and an order to compel UI to pay the claimed damages. On March 14, 2005, UI filed a complaint with the FERC requesting that it exercise jurisdiction under Section 206 of the Federal Power Act and order DEMI to abide by the terms and conditions of the PSA. On May 13, 2005, the FERC issued an order granting UI’s request, noting that DEMI is responsible for the “CT Reliability COS” charges. Subsequently, DEMI filed a notice of voluntary dismissal of the complaint filed with the USDC-CT, which was granted. DEMI also filed a request for rehearing with the FERC, which was granted on September 15, 2005. On May 26, 2006 an initial decision was issued by the FERC administrative law judge denying DEMI’s motion to dismiss UI’s claim and granting UI’s request, again, noting that DEMI is responsible for the “CT Reliability COS” charges. DEMI has requested reconsideration of the initial decision by the full Commission.

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

On April 17, 2006, the DRS filed a petition with the DPUC with respect to this matter, specifically seeking a declaratory ruling from the DPUC as to its position regarding the applicability of the gross earnings tax statutes for periods on and after January 1, 2000 to the three specific categories of revenue in question noted above. The DPUC plans to conduct a hearing to consider the views of the parties involved in this matter, and issue a response to the DRS petition in the form of a final decision thereafter.

Based on an assessment of the current litigation status of this matter as of June 30, 2006, UI believes that the reserve amount established during the third quarter of 2005 appropriately reflects a potential liability UI may incur with respect to this issue.

Cross-Sound Cable Company, LLC

On February 27, 2006, UIL Holdings and UCI completed the sale of UCI’s 25% ownership interest in Cross-Sound to Babcock & Brown Infrastructure Ltd. The gross proceeds were approximately $53.2 million in exchange for UCI’s equity interest in Cross-Sound and the repayment of a loan made by UIL Holdings to Cross-Sound.

After completion of the sale transaction, UIL Holdings and UCI continue to provide two guarantees, in original amounts of $2.5 million and $1.3 million, in support of guarantees by Hydro-Quebec (HQ), the former majority owner of Cross-Sound, to third parties in connection with the construction of the project. Babcock & Brown will indemnify Hydro-Quebec from liabilities incurred under the existing guarantees and post a letter of credit in favor of Hydro-Quebec. Accordingly, in the event Hydro-Quebec is called on to perform on the guarantees; UIL Holdings expects that Hydro-Quebec would first seek recovery from Babcock & Brown before requiring UIL Holdings and

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

UCI to perform under its guarantees.

The $2.5 million guarantee supports an HQ guarantee to the Long Island Power Authority (LIPA) to provide for damages in the event of a delay in the date of achieving commercial operation of the Cross-Sound Cable. There had been a delay in achieving the originally agreed upon date of commercial operation, primarily due to a Connecticut legislative moratorium on installing new gas and utility lines across Long Island Sound, which precluded the CDEP from considering applications related to submarine cables under Long Island Sound. UCI believes action or inaction of governmental, regulatory or judicial bodies qualify as events beyond its control and performance under the guarantee is not required. Further, on June 24, 2004, Cross-Sound executed a settlement agreement allowing for immediate commercial operation of the cable. Although retaining commercial operating status is contingent upon the satisfaction of certain provisions of the settlement agreement, UIL Holdings expects commercial operating status to be maintained and, accordingly, it has not recorded a liability related to this guarantee in its Consolidated Balance Sheet as of June 30, 2006.

The $1.3 million guarantee supports an agreement under which Cross-Sound is providing compensation to shell fishermen for their losses, including loss of income, incurred as a result of the installation of the cable (Shellfish Agreement). The payments to the fishermen are being made over a 10-year period, and the obligation under this guarantee reduces proportionately with each payment made. As of June 30, 2006, the remaining amount of the guarantee was $1.1 million. UIL Holdings has completed a probability weighted analysis based on the likelihood of certain events occurring that would cause UIL Holdings to be required to perform under this guarantee. This analysis resulted in a liability amount that was inconsequential, and, accordingly, UIL Holdings has not recorded a liability related to this guarantee in its Consolidated Balance Sheet as of June 30, 2006.

United Bridgeport Energy, Inc.

UBE held a 33 1/3% ownership interest in Bridgeport Energy LLC (BE), the owner of a gas-fired 520 MW merchant wholesale electric generating facility located in Bridgeport, Connecticut. On March 28, 2006, UBE sold that interest to the majority owner in exchange for $71 million and a release of all claims by the parties.

Discontinued Operations

Xcelecom has a revolving credit agreement with a bank that extends to the earlier of June 30, 2007 and the date on which UIL Holdings’ divestiture of Xcelecom is substantially completed. In connection with an amendment of this agreement, dated as of July 28, 2006, UIL Holdings has guaranteed the obligations under the agreement. This agreement provides for a $20 million revolving loan facility available to meet working capital needs and to support standby letters of credit issued by Xcelecom in the normal course of its business (such amount to be reduced as UIL Holdings’ divestiture of Xcelecom is completed), and to meet capital equipment needs of up to $1 million. Capital equipment loans under this facility can be converted to amortizing term loans with a maturity of up to four years. This agreement also provides for the payment of interest at a rate, at the option of Xcelecom, based on the agent bank’s prime interest rate or LIBOR. As of June 30, 2006, Xcelecom did not have any borrowings outstanding under the revolving working capital balance under this facility. Xcelecom had $0.8 million of capital equipment funding that had been converted to term notes outstanding and standby letters of credit of $3.8 million outstanding at June 30, 2006 under the facility.

(M) SEGMENT INFORMATION

As described in “Note (P) - Discontinued Operations,” to the Consolidated Financial Statements, Xcelecom has been classified as held for sale and its results of operations have been reported as discontinued operations. Accordingly, UIL Holdings has one segment, UI, its regulated electric utility business engaged in the purchase, transmission, distribution and sale of electricity. All of UIL Holdings’ revenues are derived in the United States. The following measures of segment profit and loss are utilized by management for purposes of making decisions about allocating resources to the segments and assessing performance.

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

(In Thousands)
	For the three months ended June 30, 2006			For the six months ended June 30, 2006
		Eliminations			Eliminations
	UI	And Other	Total	UI	And Other	Total
Operating Revenues	$199,729	$5	$199,734	$400,014	$9	$400,023
Fuel and Energy	96,571	-	96,571	199,717	-	199,717
Operation and maintenance	53,641	910	54,551	107,530	3,526	111,056
Depreciation and amortization	17,023	-	17,023	33,493	4	33,497
Taxes - other than income taxes	10,146	1	10,147	20,985	1	20,986
Operating Income (Loss)	22,348	(906)	21,442	38,289	(3,522)	34,767

Other Income and (Deductions), net	2,186	1,188	3,374	4,707	1,485	6,192
Interest Charges, net	4,531	1,267	5,798	9,478	2,761	12,239

Income (Loss) Before Sale of Equity Investments, Income Taxes, Equity Earnings and Discontinued
Operations	20,003	(985)	19,018	33,518	(4,798)	28,720
Gain on Sale of Equity Investments	-	-	-	-	18,908	18,908

Income (Loss) Before Income Taxes, Equity Earnings and Discontinued Operations	20,003	(985)	19,018	33,518	14,110	47,628
Income Taxes	8,286	(402)	7,884	14,258	5,957	20,215
Income (Loss) Before Equity Earnings and Discontinued Operations	11,717	(583)	11,134	19,260	8,153	27,413
Income (Loss) from Equity Investments	(883)	-	(883)	(815)	473	(342)
Income (Loss) from Continuing Operations	10,834	(583)	10,251	18,445	8,626	27,071
Discountinued Operations, Net of Tax	-	(7,251)	(7,251)	-	(61,859)	(61,859)
Net Income (Loss)	$10,834	$(7,834)	$3,000	$18,445	$(53,233)	$(34,788)

	For the three months ended June 30, 2005			For the six months ended June 30, 2005
		Eliminations			Eliminations
	UI	And Other	Total	UI	And Other	Total
Operating Revenues	$185,913	$5	$185,918	$372,829	$9	$372,838
Fuel and Energy	93,911	-	93,911	189,078	-	189,078
Operation and maintenance	48,177	1,698	49,875	95,148	3,211	98,359
Depreciation and amortization	15,387	7	15,394	32,660	29	32,689
Taxes - other than income taxes	9,413	-	9,413	19,560	3	19,563
Operating Income (Loss)	19,025	(1,700)	17,325	36,383	(3,234)	33,149

Other Income and (Deductions), net	2,028	31	2,059	4,130	462	4,592
Interest Charges, net	4,383	1,532	5,915	8,644	3,044	11,688

Income (Loss) Before Sale of Equity Investments, Income Taxes, Equity Earnings and Discontinued
Operations	16,670	(3,201)	13,469	31,869	(5,816)	26,053
Gain on Sale of Equity Investments	-	-	-	-	-	-

Income (Loss) Before Income Taxes, Equity Earnings and Discontinued Operations	16,670	(3,201)	13,469	31,869	(5,816)	26,053
Income Taxes	7,678	(1,691)	5,987	15,097	(4,279)	10,818
Income (Loss) Before Equity Earnings and Discontinued Operations	8,992	(1,510)	7,482	16,772	(1,537)	15,235
Income (Loss) from Equity Investments	66	(1,039)	(973)	121	(4,915)	(4,794)
Income (Loss) from Continuing Operations	9,058	(2,549)	6,509	16,893	(6,452)	10,441
Discountinued Operations, Net of Tax	-	(3,150)	(3,150)	-	(3,854)	(3,854)
Net Income (Loss)	$9,058	$(5,699)	$3,359	$16,893	$(10,306)	$6,587

		Eliminations
	UI	And Other (1)	Total
Total Assets at June 30, 2006	$1,438,902	$257,493	$1,696,395

Total Assets at December 31, 2005	$1,466,356	$332,699	$1,799,055

(1) includes assets of discontinued operations.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

(O) RELATED PARTY TRANSACTIONS

Arnold L. Chase, a Director of UIL Holdings since June 28, 1999, holds a beneficial interest in the building located at 157 Church Street, where UI leases office space for its corporate headquarters. UI’s lease payments for this office space for the six months ended June 30, 2006 and 2005 totaled $4.9 million and $4.6 million, respectively and for the three months ended June 30, 2006 and 2005 totaled $2.6 million and $2.3 million, respectively.

On March 31, 2006, a subsidiary of Xcelecom sold its 52% partnership interest in Government Center Thermal Energy Partnership for $0.7 million to an entity with an indirect affiliation to Arnold L. Chase, a Director of UIL Holdings. The gain on the sale is included in Discontinued Operations. The sale was approved at the Board of Directors meeting in March 2006 at which time Mr. Chase disclosed his interest in the buyer. Mr. Chase stated that he had not participated in negotiations of the transaction, nor did he participate in the Board of Directors’ discussion or vote concerning the sale.

(P) DISCONTINUED OPERATIONS

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

In accordance with the provisions of SFAS No. 144, the results of Xcelecom for the three and six months ended June 30, 2006 and 2005 have been reported as discontinued operations in the accompanying Consolidated Statement of Income (Loss), and as discontinued operations held for sale in the Consolidated Balance Sheet as of June 30, 2006 and December 31, 2005.

A summary of the discontinued operations of Xcelecom follows (in thousands):

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005

Net operating revenues	$97,370	$93,969	$195,568	$185,589
Operating loss	$(9,065)	$(6,993)	(100,752)	$(8,214)
Loss before income taxes	$(9,071)	$(5,485)	$(100,834)	$(6,678)
Income tax benefit	3,034	2,335	39,484	2,824
Income from discontinued operations, net of tax, excluding loss on sale	$(6,037)	$(3,150)	$(61,350)	$(3,854)
Gain on sale of Government Center Thermal Energy Partnership, net of tax	-	-	705	-
Loss on sale of subsidiary, M.J. Daly & Sons, Incorporated, net of tax	(1,214)	-	(1,214)	-
Net loss from discontinued operations	$(7,251)	$(3,150)	$(61,859)	$(3,854)

Xcelecom, through one of its subsidiaries, filed suit in New Jersey Superior Court against M. J. Paquet (Paquet), a general contractor doing business in the state of New Jersey, and Paquet’s surety, United States Fidelity & Guaranty Company. Paquet was the general contractor on a completed project for the New Jersey Department of Transportation and one of Xcelecom’s subsidiaries was the electrical subcontractor on the project. Xcelecom alleged in its suit, among other causes of action, breach of contract, failure to comply with New Jersey’s Prompt Pay Act, and breach of trust. Xcelecom sought to recover approximately $2.4 million in overdue payments, plus

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

damages for delay and failure by Paquet to comply with New Jersey state law. Paquet had asserted numerous defenses to the suit, as well as various counterclaims. In June 2006, a settlement agreement was reached in which Xcelecom received $2.2 million for release of all claims, resulting in an immaterial impact on net income.

Xcelecom is contingently liable to sureties with respect to performance and payment bonds issued by sureties, all relating to construction projects entered into in the normal course of business. These bonds provide a guarantee to the customer that Xcelecom will perform under the terms of a contract and that it will pay subcontractors and vendors. If Xcelecom fails to perform under a contract or to pay subcontractors or vendors, the customer may demand that the surety make payments or provide services under the bond. Xcelecom must reimburse the surety for any expenses or outlays it incurs. Xcelecom has maintained a relationship with its primary surety since 1999. To date, Xcelecom has not had any situation in which any of its sureties has been required to incur expenses on Xcelecom’s behalf. As of June 30, 2006, sureties had issued bonds for the account of Xcelecom in the aggregate amount of approximately $177.8 million. The expected cost to complete projects covered by such surety bonds was approximately $41.2 million as of June 30, 2006.

UIL Holdings indemnifies the respective surety bond companies against any exposure under the bonds described above. The purpose of UIL Holdings’ indemnity is to allow Xcelecom to obtain bonding at competitive rates. In the event that Xcelecom does not fulfill its obligations in relation to its bonded contracts or obligations, UIL Holdings may be required to make payments under its indemnification agreements with Xcelecom’s sureties. The majority of these contingent commitments will expire within the next 12 months, but UIL Holdings will continue to enter into surety bond indemnification arrangements for Xcelecom in the future, as necessary. As noted above, since Xcelecom’s inception, sureties have never been required to make payments on Xcelecom’s behalf under the bonds. Accordingly, UIL Holdings concluded that it need not record a liability in connection with these obligations in its Consolidated Balance Sheet as of June 30, 2006.

Xcelecom has a revolving credit agreement with a bank that extends to the earlier of June 30, 2007 and the date on which UIL Holdings’ divestiture of Xcelecom is substantially completed. This agreement provides for a revolving loan facility available to meet working capital needs and to support standby letters of credit issued by Xcelecom in the normal course of its business, and to meet capital equipment needs. Capital equipment loans under this facility can be converted to amortizing term loans with a maturity of up to four years. This agreement also provides for the payment of interest at a rate, at the option of Xcelecom, based on the agent bank’s prime interest rate or LIBOR. On July 28, 2006, the agreement was amended to reduce the amount of the facility from $30 million to $20 million, with subsequent reductions in the amount of the facility taking effect as UIL Holdings executes on its plans to divest of Xcelecom. The agreement was further amended to reduce the capital equipment loans from an amount of up to $5 million to $1 million and, effective June 30, 2006, to eliminate all financial covenants under the agreement. As of June 30, 2006, Xcelecom did not have any borrowings outstanding under the revolving working capital balance under this facility. Xcelecom had $0.8 million of capital equipment funding that had been converted to term notes outstanding and standby letters of credit of $3.8 million outstanding at June 30, 2006 under the facility.

In connection with certain of the acquisitions of Xcelecom, certain of Xcelecom’s subsidiaries have entered into related party lease arrangements for facilities with the former owners of companies acquired (or persons or entities related thereto), some of whom are current employees of Xcelecom. These lease agreements are for periods generally ranging from three to five years. Xcelecom’s payments related to these lease arrangements totaled $0.7 million for each of the six months ended June 30, 2006 and 2005, respectively, and $0.4 million for each of the three months ended June 30, 2006 and 2005, respectively.

Xcelecom recognizes certain significant claims for recovery of incurred costs when it is probable that the claim will result in additional contract revenue, when the amount of the claim can be reliably estimated and when it is determined that there is legal basis for the claim. Such amounts are recorded at estimated net realizable value and take into account factors that may affect Xcelecom’s ability to bill unbilled revenues and collect amounts after billing. Costs, related to claims, of approximately $1 million and $1.2 million are included in current assets of discontinued operations held for sale as of June 30, 2006 and December 31, 2005, respectively.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

On March 31, 2006, a subsidiary of Xcelecom, Thermal Energies, Inc. sold its 52% partnership interest in Government Center Thermal Energy Partnership for $0.7 million to an entity with an indirect affiliation to Arnold L. Chase, a Director of UIL Holdings, resulting in an after tax gain on sale of approximately $0.7 million.

On June, 30 2006, Xcelecom entered into an agreement to sell a substantial portion of the assets, including all of the operating assets, of its wholly owned subsidiary, M.J. Daly & Sons, Incorporated. Xcelecom sold assets with a book value of $3.8 million for approximately $1.8 million, resulting in an after tax loss on sale of approximately $1.2 million.

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

On April 26, 2006, UIL Holdings announced its intention to divest its wholly-owned subsidiary, Xcelecom, completing its corporate strategic realignment to focus on its regulated electric utility, UI. In accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” this event triggered a review for goodwill impairment based upon a reduction in the estimated fair value of Xcelecom below its carrying amount. As a result, a pretax goodwill impairment charge of $85.0 million was recorded during the first quarter of 2006 based upon UIL Holdings’ intent to divest, estimates of fair value as determined by an outside advisory firm and indicative third party bids. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the impairment is included in UIL Holdings’ discontinued operations at June 30, 2006. See Notes to Financial Statements, “Note (A) - Impairment of Long-Lived Assets and Investments and Discontinued Operations.”

The United Illuminating Company

UI is an electric transmission and distribution utility whose structure and operations are significantly affected by legislation and regulation. UI’s rates and authorized return on equity are regulated by the Federal Energy Regulatory Commission (FERC) and the Connecticut Department of Public Utility Control (DPUC). Legislation and regulatory decisions implementing legislation establish a framework for UI’s operations. Other factors affecting UI’s financial results are operational matters such as sales volume and ability to control expenses, major weather disturbances, and capital expenditures. UI expects significant growth in its capital investment in transmission infrastructure, and has received siting approval to construct its portion of a major transmission line in southwest Connecticut.

Legislation & Regulation

Background

State legislation has significantly restructured the electric utility industry in Connecticut. The primary restructuring legislation includes Public Act 98-28 (the “1998 Restructuring Legislation”) and Public Act 03-135, as amended in part by Public Act 03-221 (collectively, the “2003 Restructuring Legislation”). Since 2000, UI’s retail customers have been able to choose their electricity suppliers. The 2003 Restructuring Legislation requires that UI offer a “transitional standard offer” rate during the period January 1, 2004 - December 31, 2006 to retail customers who do not choose an alternate electric supplier. The 2003 Restructuring Legislation provides for UI to recover its costs of acquiring and providing generation services, and directs the DPUC to establish each electric distribution company’s transitional standard offer rates.

The 2003 Restructuring Legislation provides for UI to collect a fee of $0.0005/kilowatt-hour from transitional standard offer service customers, beginning January 1, 2004, as compensation for providing transitional standard offer service. This fee is included in the GSC amounts charged to transitional standard offer customers, and is excluded by the legislation from determinations of whether UI’s rates are just and reasonable. For 2005, these fees generated approximately $2.8 million in revenue. The 2003 Restructuring Legislation also provides for the DPUC to establish an incentive plan for the procurement of long-term contracts for transitional standard offer service that compares UI’s actual average contract price to a regional average price for electricity, making adjustments as deemed appropriate by the DPUC. If UI’s price is lower than the average, the legislation provides for the plan to allocate $0.00025/kilowatt-hour of transitional standard offer service to the distribution company. The DPUC issued a draft decision on December 8, 2005 approving UI’s proposed methodology for calculating the incentive fee and noting that UI has earned the incentive fee applicable to the year 2004, which amounted to approximately $1.4 million. The draft decision did not address the incentive related to 2005. The final decision is scheduled to be issued in the third quarter of 2006.

2005 Rate Case

On January 27, 2006, the DPUC issued a final decision in the 2005 Rate Case proceeding. The DPUC set UI's distribution rates at levels that will increase revenues by $14.3 million in 2006. The DPUC set incremental distribution rate increases for 2007, 2008 and 2009, so that revenues will increase a total of $35.6 million, or 4.9%, by 2009 compared to 2005 rates.

On February 10, 2006, UI filed a Petition for Reconsideration with the DPUC requesting that it reconsider the final decision to correct errors in the decision with respect to employee compensation and the pension/post-retirement discount rate. On March 1, 2006, the DPUC granted UI’s Petition to reopen the proceeding for the limited purpose of reconsidering the record with regards to employee compensation and denied UI’s request to reconsider the pension/post-retirement discount rate. Hearings were held on July 7 and July 19, 2006. On July 28, 2006, a settlement was reached between UI and the Prosecutorial unit of the DPUC staff. The settlement agreement allows UI to recover additional distribution revenue requirements of $1.5 million in 2007, $1.8 million in 2008 and $2.3 million in 2009. The settlement was filed with the DPUC on August 1, 2006 and is subject to approval by the DPUC.

Recent Legislation

On July 6, 2005, An Act Concerning the Department of Transportation, Public Act No. 05-210 (the “2005 Transportation Act”), became law in Connecticut. Section 28 of this legislation, effective from enactment, amends § 13a-126 of the Connecticut statutes to provide that the state shall bear no part of the cost to readjust, relocate or remove an electric transmission line buried within a public highway right-of-way where such action is required by a state highway project, but also provides that the state shall consider such costs in selecting a final project design in order to minimize the overall cost incurred by the state and the electric distribution company. As a result, the electric distribution company’s costs of readjustment, relocation or removal will be included in tariffs, for collection from customers.

The DPUC has approved a transmission adjustment clause (TAC) for UI, implementing the provisions of Section 30 of the 2005 Transportation Act, which amended § 16-19b of the Connecticut statutes to establish a “transmission tracker” mechanism by which the DPUC adjusts an electric distribution company’s retail transmission rate periodically to “track” and recover the transmission costs, rates, tariffs and charges approved by the FERC. In accordance with the DPUC’s December 14, 2005 decision in Docket No. 05-08-03, UI has filed a TAC tariff with the DPUC. UI makes a semi-annual filing with the DPUC, setting forth its actual transmission revenues, projected transmission revenue requirement, and the required TAC charge or credit so that any under- or over-collections of transmission revenues from prior periods are reconciled along with the expected revenue requirements for the next six months form filing. The DPUC holds an administrative proceeding to approve the TAC charge or credit, and holds a hearing to determine the accuracy of customer billings under the TAC. The TAC tariff and this semi-annual change of the TAC charge or credit mitigates the lag between changes in UI’s FERC-approved transmission revenue requirements and its retail transmission rate, and facilitates the timely matching of transmission revenues and transmission revenue requirements.

On July 22, 2005, An Act Concerning Energy Independence, June Special Session, Public Act No. 05-1 (the “Energy Independence Act”), became law in Connecticut, the general intention of which is to reduce congestion costs in the state. The Energy Independence Act consists of forty sections, all of which became effective by October 1, 2005. The Energy Independence Act: adds to the items included in the definition of Federally Mandated Congestion Charges (FMCCs, formerly known as Federally Mandated Congestion Costs); provides for incentives to promote the development of projects and resources that are intended to reduce FMCCs and for the recovery of the costs of such incentives through the FMCC rate component on retail customers’ bills; makes certain changes to the prior electric restructuring legislation in the state; and makes other changes to the statutes administered by the DPUC. The DPUC has initiated numerous dockets, both uncontested and contested, to implement the many provisions of the Energy Independence Act. Some of these proceedings are currently pending, while others have been concluded. In general, the DPUC is authorized to identify and implement measures intended to reduce FMCCs. These potential measures include “grid-side distributed resources,” “customer-side distributed resources,” new generation, and contracts for capacity rights from generation, conservation and energy efficiency measures, to be entered into by electric distribution companies such as UI after a request for proposal process administered by the DPUC. In addition, the Energy Independence Act establishes Class III renewable energy resources, and related portfolio standards for generation services, in addition to the existing Class I and Class II renewable energy resources and portfolio standards. The Energy Independence Act provides for the waiving of electric back-up rates and gas delivery charges for qualifying customer-side distributed resources, with recovery of electric distribution company costs through the FMCC rate component of bills. In order to encourage electric distribution companies to promote measures to reduce FMCCs, the Energy Independence Act provides for monetary awards to the electric distribution companies in whose service areas such measures are located. There is also provision for the DPUC to determine whether electric distribution companies should have the opportunity to earn an incentive fee for procuring standard service and default service for the period 2007 and beyond; the DPUC has determined in a proceeding that there should be no such opportunity. While the ultimate impact of this legislation will be determined through the series of regulatory proceedings described above, and the implementation of the measures approved in the proceedings, UI does not expect this legislation to have a material impact on its results of operations or financial condition, because the Energy Independence Act provides that electric distribution companies will recover their costs and investments resulting from the law through a number of mechanisms, including the FMCC charges on customers’ bills.

In August 2005, President Bush signed the Energy Policy Act of 2005 (Energy Act). The Energy Act repeals the Public Utility Holding Company Act, which will impact UIL Holdings, and includes numerous provisions which may affect UI, some of which include (1) reducing depreciable lives for newly constructed electric transmission lines, (2) establishing an electric reliability organization responsible for reliability standards, subject to FERC jurisdiction, approval and enforcement, (3) authorizing limited FERC backstop siting authority for interstate transmission projects in federally-designated transmission corridors, and (4) requiring the FERC to issue a rule that provides transmission rate incentives to promote capital investment and provides for recovery of all prudent costs of complying with mandatory reliability standards and costs related to transmission infrastructure development. In July 2006, the FERC issued a final ruling which provides transmission rate incentives to promote capital investment and provides for recovery of all prudent costs of complying with mandatory reliability standards and costs related to transmission infrastructure development. Among other items, the ruling includes provisions to allow an incentive return on equity for new infrastructure and 100% construction work-in-process expenditures in rate base and accelerated book depreciation. Utilities must apply for these incentives and the FERC will make its determinations on a case by case basis. UI anticipates filing an application in the near future for appropriate treatment of the Middletown/Norwalk transmission line.

Other Regulation

UI generally has several regulatory proceedings open and pending at the DPUC at any given time. Examples of such proceedings include an annual DPUC review and reconciliation of UI’s CTA and SBC revenues and expenses, dockets to consider specific restructuring or electricity market issues, consideration of specific rate or customer issues, and review of conservation programs.

Competitive Transition Assessment

UI’s CTA collection recovers costs that have been reasonably incurred, or will be incurred, to meet its public service obligations and that will likely not otherwise be recoverable in a competitive market. These “stranded costs” include above-market long-term purchased power contract obligations, regulatory asset recovery and above-market investments in power plants. Based on current conditions, CTA revenues are expected to remain relatively constant, with amortization increasing over time as the earnings trend downward due to the decreasing CTA rate base. A significant amount of UI’s earnings is generated by the authorized return on the equity portion of as yet unamortized stranded costs in the CTA rate base. UI’s after-tax earnings attributable to CTA for the six months ended June 30, 2006 and 2005 were $5.8 million and $6.5 million, respectively. A significant portion of UI’s cash flow from operations is also generated from those earnings and from the recovery of the CTA rate base. Cash flow from operations related to CTA amounted to $12 million and $13 million for the six months ended June 30, 2006 and 2005, respectively. The CTA rate base has declined from year to year for a number of reasons, including: amortization of stranded costs, the sale of UI’s nuclear units, and adjustments made through the annual DPUC review process. The original rate base component of stranded costs, as of January 1, 2000, was $433 million. It has since declined to $413 million at year-end 2000, $373 million at year-end 2001, $303 million at year-end 2002, $279 million at year-end 2003, $267 million at year-end 2004, $254 million at year-end 2005, and $240 million as of June 30, 2006. The 2005 result is subject to DPUC review, pursuant to an annual review of UI’s CTA revenues and expenses, and may be adjusted in accordance with that review. The 2005 annual CTA/SBC reconciliation was filed with the DPUC in the first quarter of 2006 and included a request for recovery of amounts related to the misallocation of gross earnings taxes between distribution and CTA. Customer bills were not affected by this misallocation. Although UI believes it is entitled to recovery of such amounts, the amount requested for recovery related to periods prior to 2005 has not been recognized as a regulatory asset based on the estimated likelihood for recovery as of December 31, 2005. Based upon UI’s filings and the DPUC’s decisions in prior annual CTA reconciliation dockets, UI does not expect the results of this reconciliation docket to have a material effect on UI, with the exception of the request for recovery of the gross earnings tax item, which could have a positive impact. In the future, UI’s CTA earnings will decrease while, based on UI’s current projections, cash flow will remain fairly constant until stranded costs are fully amortized between 2013 and 2015, depending primarily upon the DPUC’s future decisions which could affect future rates of stranded cost amortization.

Capital Projects

In order to maintain and improve its electricity delivery system and to provide quality customer service, UI is required to spend a significant amount each year on capital projects in the Distribution and Transmission Divisions. A large portion of the funds required for capital projects is provided by operating activities, and the remainder must be financed externally.

In April 2005, the Connecticut Siting Council (CSC) approved a project to construct a 345-kiloVolt transmission line from Middletown, Connecticut, to Norwalk, Connecticut, which was jointly proposed by UI and The Connecticut Light and Power Company (CL&P). Additionally, UI has received CSC approval of its Singer Substation (and 115-kV Interconnections) and 345-kV underground transmission line Development and Management (D&M) plans. This project is expected to improve the reliability of the transmission system in southwest Connecticut. The two companies have been working together on certain siting and permitting issues, and will each construct, own and operate its respective portion of the transmission line and related facilities. UI will construct, own, and operate transmission and substation facilities comprising approximately 20% of the total project. UI’s current estimate for its share of the project cost is approximately $210 million to $250 million (excluding allowance for funds used during construction). Based on the current projected schedule of construction, the project is expected to be completed in 2009. Upon project completion, UI’s rate base will have increased by approximately $245 million to $275 million, an increase of more than 200% relative to UI’s current net transmission assets.

Appeals to the Connecticut Superior Court have been taken by three groups of entities, each of whom is contesting the CSC’s decision with respect to the location and construction of the line in two areas along the project route. These appeals do not contest the need for the project and do not seek a stay of the CSC decision. UI has received unanimous approval for the proposed plan application submitted to the Reliability Committee of NEPOOL, and received a determination from ISO-NE that implementation of the project will not have a significant adverse effect on the stability, reliability or operating characteristics of the transmission system, subject to certain conditions. The procurement process for most of the major project components is presently under way. This past April, UI executed a major turn-key contract with Siemens Power Transmission & Distribution (USA) for the construction of Singer Substation, which is the largest 345-kV gas insulated substation (GIS) in North America.

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

Discontinued Operations

As a result of the divestiture of Xcelceom, Inc., there are now two principal risks affecting the financial condition of Xcelecom: operating risk and disposition risk. Operating risk relates to the risk factors inherent in Xcelecom’s business operations, whereas disposition risk relates to the risk factors that could impact the outcome of the divestiture.

When UIL Holdings announced its intention to divest of Xcelecom, its wholly-owned subsidiary, the event triggered a review for goodwill impairment based upon a reduction in the estimated fair value of Xcelecom below its carrying amount. As a result, a pretax goodwill impairment charge of $85.0 million was recorded during the first quarter of 2006 based upon UIL Holdings’ intent to divest, estimates of fair value as determined by an outside advisory firm and indicative third party bids.

The significant disposition risks related to Xcelecom are described in “Part II, Other Information, Item 1A - Risk Factors,” of this Form 10Q.

The principal factors affecting the operating results of Xcelecom and its subsidiaries are (1) construction and technology spending in Xcelecom markets; (2) competition; (3) fixed-priced contract estimation and bidding; (4) work-related hazards and insurance; (5) attracting and retaining management expertise; (6) overall liquidity and ability to obtain surety bonding; and (7) risks of attaining required labor productivity levels to meet or exceed contract estimates. Additional risk factors include general economic conditions, the pace of technological changes, recoverability, and collectibility of receivables. These factors are discussed in further detail in UIL Holdings’ Annual Report on Form 10-K for the year ended December 31, 2005.

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

During 2006, Xcelecom recognized approximately $11.8 million in after-tax project losses (excluding charges related to the goodwill impairment,) from cost overruns incurred on several large projects at Allan/Briteway Electrical Contractors, Inc. (Allan/Briteway), a New Jersey based subsidiary of Xcelecom. In addition, the current state tax benefit that would result from these project losses at Allan/Briteway cannot be recognized in the financial statements as UIL Holdings has concluded that these state tax benefits, along with previously-recorded state net operating losses, will not likely be realized through the generation of future taxable income at Allan/Briteway. Contracts in their early stages changed project managers resulting in new estimates based on new experience, which made up the majority of the project losses. The projects in their final completion stages that resulted in losses were from commodity price changes and better estimates from recent project experience due to higher complexity of work and some required rework. Management has taken actions to improve the operational issues at Allan/Briteway including (1) establishing project budgets in sufficient detail to track work categories by task, system or phase, (2) incorporating a turn-over of the awarded job estimate to the project manager with the appropriate detail, scope and schedule in order to manage the project, and (3) ensuring adequate levels of management staffing and oversight. As a result of UIL’s announcement to divest of Xcelecom, the task of monitoring staffing and management levels will continue to be a challenge. The project losses may be partially offset by pending change orders and claims, for which all costs have been recognized, but which have not been included in projected earnings. There is no assurance that these claims will be recovered.

As discussed previously in the Notes to the financial statements, on April 26, 2006, UIL Holdings announced its intention to divest its wholly-owned subsidiary, Xcelecom, completing its corporate strategic realignment to focus on its regulated electric utility, UI. A pretax goodwill impairment charge of $85.0 million was recorded during the first quarter of 2006 based upon UIL Holdings’ intent to divest, estimates of fair value as determined by an outside advisory firm and indicative third party bids. In accordance with SFAS No. 144, the impairment is included in discontinued operations. See Notes to Financial Statements, “Note (A) - Impairment of Long-Lived Assets and Investments and Discontinued Operations.”

Cost Drivers

As a service business, Xcelecom’s cost structure is highly variable. Primary costs include labor, materials and insurance. Approximately 53% of costs are derived from labor and related expenses. For the six months ended June 30, 2006 and 2005, labor-related expenses totaled $96.8 million and $95.2 million, respectively.

Approximately 27.8% of Xcelecom’s costs incurred are for materials installed on projects and equipment and other products sold to customers. This component of the expense structure is variable based on the demand for services. Costs are generally incurred for materials once work begins on a project or a customer order is received. Materials are ordered when needed, shipped directly to the jobsite or customer facility, and installed within 30 days. Materials consist of commodity-based items such as conduit, pipe, data cabling, wire and fuses as well as specialty items such as fixtures, switchgear, switches and routers, servers and control panels. For the six months ended June 30, 2006 and 2005, material and equipment expenses totaled $83.1 million and $70.3 million, respectively.

United Capital Investments, Inc.

UCI had a 25% interest in Cross-Sound Cable Company, LLC (Cross-Sound), which owns and operates a 330-megawatt transmission line (cable) connecting Connecticut and Long Island under the Long Island Sound. On February 27, 2006, UCI, together with the majority owner Hydro-Quebec (HQ), sold Cross-Sound to Babcock & Brown Infrastructure Ltd. (Babcock & Brown). UCI and UIL Holdings received proceeds of $53.2 million in exchange for UCI’s equity interest in Cross-Sound and the repayment of loan made by UIL Holdings to Cross-Sound. After transaction costs and taxes, UCI and UIL Holdings recognized a gain of approximately $10.6 million and net proceeds of approximately $46 million.

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

The $2.5 million guarantee supports an HQ guarantee to the Long Island Power Authority (LIPA) to provide for damages in the event of a delay in the date of achieving commercial operation of the cross sound cable. There had been a delay in achieving the originally agreed upon date of commercial operation, primarily due to a Connecticut legislative moratorium on installing new gas and utility lines across Long Island Sound, which precluded the CDEP from considering applications related to submarine cables under Long Island Sound. UCI believes action or inaction of governmental, regulatory or judicial bodies qualify as events beyond its control and performance under the guarantee is not required. Further, on June 24, 2004, Cross-Sound executed a settlement agreement allowing for immediate commercial operation of the cable. Although retaining commercial operating status is contingent upon the satisfaction of certain provisions of the settlement agreement, UIL Holdings expects commercial operating status to be maintained and, accordingly, it has not recorded a liability related to this guarantee in its Consolidated Balance Sheet as of June 30, 2006.

The $1.3 million guarantee supports an agreement under which Cross-Sound is providing compensation to shell fishermen for their losses, including loss of income, incurred as a result of the installation of the cable (Shellfish Agreement). The payments to the fishermen are being made over a 10-year period, and the obligation under this guarantee reduces proportionately with each payment made. As of June 30, 2006, the remaining amount of the guarantee was $1.1 million. UIL Holdings has completed a probability weighted analysis based on the likelihood of certain events occurring that would cause UIL Holdings to be required to perform under this guarantee. This analysis resulted in a liability amount that was inconsequential, and, accordingly, UIL Holdings has not recorded a liability related to this guarantee in its Consolidated Balance Sheet as of June 30, 2006.

UCI also has passive, minority equity positions in two investment funds. UCI viewed these investments as an opportunity to earn reasonable returns and promote local economic development. In 2006, UCI funded $0.2 million of its remaining $0.3 million commitment to the Ironwood Mezzanine Fund.

United Bridgeport Energy, Inc.

UBE held a 33 1/3% ownership interest in Bridgeport Energy LLC (BE), the owner of a gas-fired 520 MW merchant wholesale electric generating facility located in Bridgeport, Connecticut. On March 28, 2006, UBE sold its interest to the majority owner for $71 million and a release of all claims, and recognized a gain of approximately $0.2 million after-tax.

LIQUIDITY AND CAPITAL RESOURCES

UIL Holdings generates its capital resources primarily through operations. At June 30, 2006, UIL Holdings had $101.7 million of unrestricted cash and temporary cash investments. This represents an increase of $72.8 million from the corresponding balance at December 31, 2005. The components of this increase, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

(In Millions)

Balance, December 31, 2005	$28.9

Net cash provided by operating activities	24.2

Net cash (used in) investing activities:
- Non-utility minority interest investments	(0.2)
- Restricted Cash	0.2
- Cash invested in plant	(26.2)
- Deferred payments in prior acquisitions	(9.4)
- Proceeds from sale of equity investments	100.9
- Proceeds from sale of assets of discontinued operations held for sale	2.5
- Repayments from (loan to) loan receivable Cross-Sound Cable Project, net	23.8
91.6

Net cash provided by (used in) financing activities:
- Financing activities, excluding dividend payments	(22.0)
- Dividend payments	(21.0)
(43.0)

Net Change in Cash	72.8

Balance, June 30, 2006	$101.7

The unrestricted cash position of UIL Holdings increased by $72.8 million from December 31, 2005 to June 30, 2006, as cash provided by investment activities from proceeds from the sale of minority ownership interests in Cross-Sound and BE as well as the repayment of the UIL Holdings loan to Cross-Sound supplemented cash provided by operations which was partly driven by strong accounts receivable collections at both UI and Xcelecom. Cash used in financing activities during the first six months included the quarterly dividend payments on UIL Holdings common stock totaling $21.0 million, a $4.3 million principal payment on UIL Holdings’ long-term debt and repayment of UIL short term debt totaling $20 million. Cash used in investing activities during the first six months of 2006 includes capital expenditures of $26.2 million, mainly by UI.

UIL Holdings also accesses capital through both long-term and short-term financing arrangements. Total long-term debt outstanding as of June 30, 2006 was $486.9 million, as compared to $491.2 million at year-end December 31, 2005. UIL Holdings and Xcelecom also have short-term credit facilities totaling $100 million and $30 million, respectively (reduced from $30 million to $20 million on July 28, 2006). See Notes to Financial Statements, “Note (P) -- Discontinued Operations.” The following table presents a summary of the amounts available under these credit facilities as of June 30, 2006:

	UIL Holdings	Xcelecom
	(In Millions)

Credit lines available	$100	$30
Less: Credit line advances outstanding	-	-
Less: Credit facility supporting standby letters of credit	-	4
Less: Credit facility supporting capital equipment funding	-	1
Available Credit	$100	$25

All capital requirements that exceed available cash will have to be provided by external financing. Although there is no commitment to provide such financing from any source of funds, other than the short-term credit facilities discussed above, future external financing needs are expected to be satisfied by the issuance of additional short-term and long-term debt. The continued availability of these methods of financing will be dependent on many factors, including conditions in the securities markets, economic conditions, and future income and cash flow. See Part I, Item 1, “Financial Statements - Notes to Consolidated Financial Statements - Note (B) - Capitalization and Note (D), Short-Term Credit Arrangements” of this Form 10-Q and UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2005 for a discussion of UIL Holdings’ financing arrangements.

Financial Covenants

UIL Holdings and its subsidiaries are required to comply with certain covenants in connection with their respective loan agreements. The covenants are normal and customary in bank and loan agreements and UIL Holdings and its subsidiaries were in compliance at June 30, 2006. UIL Holdings amended its Note Purchase Agreement and Revolving Credit Agreement, in each case, effective March 30, 2006, to define consolidated net income without regard to any reduction in net income resulting from any impairment of goodwill in connection with a decision by UIL Holdings to divest of Xcelecom or its subsidiaries.

Xcelecom has a revolving credit agreement with a bank that extends to the earlier of June 30, 2007 and the date on which UIL Holdings’ divestiture of Xcelecom is substantially completed. In connection with an amendment of this agreement, dated as of July 28, 2006, UIL Holdings has guaranteed the obligations under the agreement. This agreement provides for a $20 million revolving loan facility available to meet working capital needs and to support standby letters of credit issued by Xcelecom in the normal course of its business (such amount to be reduced as UIL Holdings’ divestiture of Xcelecom is completed), and to meet capital equipment needs of up to $1 million. Capital equipment loans under this facility can be converted to amortizing term loans with a maturity of up to four years. This agreement also provides for the payment of interest at a rate, at the option of Xcelecom, based on the agent bank’s prime interest rate or LIBOR. Effective June 30, 2006, all financial covenants were eliminated in connection with the amendment of the agreement. As of June 30, 2006, Xcelecom did not have any borrowings outstanding under the revolving working capital balance under this facility. Xcelecom had $0.8 million of capital equipment funding that had been converted to term notes outstanding and standby letters of credit of $3.8 million outstanding at June 30, 2006 under the facility.

2006 Capital Resource Projections

There have been no material changes in UIL Holdings’ 2006 capital resource projections from those reported in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2005. UIL holdings will re-evaluate those projections as it proceeds with the divestiture of Xcelecom, the results of which may have a material impact on such projections.

Contractual and Contingent Obligations

At June 30, 2006, there was no material change in contractual and contingent obligations of UIL Holdings and its subsidiaries from those reported in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

CRITICAL ACCOUNTING POLICIES

UIL Holdings’ Consolidated Financial Statements are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. UIL Holdings believes that investors need to be aware of these policies and how they impact UIL Holdings’ financial reporting to gain a more complete understanding of UIL Holdings’ Consolidated Financial Statements as a whole, as well as management’s related discussion and analysis presented herein. While UIL Holdings believes that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2005 are those that depend most heavily on these judgments and estimates. At June 30, 2006, there have been no material changes to any of the Critical Accounting Policies described therein, except for the adoption of SFAS No. 123R. See “Note (A) - Stock Based Compensation.”

OFF-BALANCE SHEET ARRANGEMENTS

UIL Holdings and its subsidiaries occasionally enter into guarantee contracts in the ordinary course of business. At the time a guarantee is provided, an analysis is performed to assess the expected financial impact, if any, based on the likelihood of certain events occurring that would require UIL Holdings to perform under such guarantee. Subsequent analysis is performed on a periodic basis to assess the impact of any changes in events or circumstances. If such an analysis results in an amount that is inconsequential, no liability is recorded on the balance sheet related to the guarantee. As of June 30, 2006, UIL Holdings had certain guarantee contracts outstanding for which no liability has been recorded in the Consolidated Financial Statements (see Part I, Item 1, “Financial Statements - Notes to Consolidated Financial Statements - Note (J), Commitments and Contingencies,” of this Form 10-Q for further discussion of such guarantees).

NEW ACCOUNTING STANDARDS

UIL Holdings reviews new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have. As of the filing of this Quarterly Report on Form 10-Q, SFAS No. 123 (Revised), “Share-Based Payment” (SFAS No. 123R), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation” (SFAS No. 123) and supersedes Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25), adopted January 1, 2006, is a new accounting standard that is projected to have a material impact on UIL Holdings’ consolidated financial position, results of operations or liquidity. Refer to Part I, Item 1, “Financial Statements - Notes to Consolidated Financial Statements - Note (A), Statement of Accounting Policies - Stock Based Compensation,” for further discussion regarding this adoption.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. The provisions of this interpretation are effective for UIL Holdings as of January 1, 2007 and the adoption of this interpretation is not expected to have a material impact on UIL Holdings’ financial position, results of operations or liquidity. See “Note (A) - New Accounting Standards.”

RESULTS OF OPERATIONS

Use of Non-GAAP Measures

Within the “Results of Operations” section of this Form 10-Q, tabular presentations showing a comparison of UIL Holdings’ net income and earnings per share (EPS) for the three and six months ended June 30, 2006 and 2005 are provided. UIL Holdings believes this information is useful in understanding the fluctuations in earnings per share between the current and prior year periods. The amounts presented show the earnings per share for each of UIL Holdings’ lines of business, calculated by dividing the income from each line of business by the average number of shares of UIL Holdings common stock outstanding for the periods presented. The earnings per share tables presented in “The United Illuminating Company Results of Operations” and “Non-Utility Results of Operations” for all periods presented are calculated on the same basis and reconcile to the amounts presented in the table under the heading “UIL Holdings Corporation Results of Operations.” The total earnings per share from continuing operations and discontinued operations in the table presented under the heading “UIL Holdings Corporation Results of Operations” are presented on a GAAP basis.

In discussing the results of operations, UIL Holdings also believes that a breakdown, presented on a per share basis, of how particular significant items contributed to the change in income by line of business (Item Variance EPS Presentation) is useful in understanding the overall change in the consolidated results of operations for UIL Holdings from one reporting period to another. UIL Holdings presents such per share amounts by taking the dollar amount of the applicable change for the revenue or expense item, booked in accordance with GAAP, and applying UIL Holdings’ combined effective statutory federal and state tax rate (see Item 1, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (E), Income Taxes” of this Form 10-Q for details of UIL Holdings combined effective statutory tax rate) to obtain the after-tax impact of the item. The after-tax amount is then divided by the average number of shares of UIL Holdings common stock outstanding for the period presented. Any amounts provided as Item Variance EPS Presentation are provided for informational purposes only and are not intended to be used to calculate “Pro-forma” amounts.

All EPS amounts and references to common stock share numbers reflect the previously announced 5 for 3 common stock split, which occurred on July 3, 2006 for shareowners of record as of June 6, 2006.

Second Quarter 2006 vs. Second Quarter 2005

UIL Holdings Corporation Results of Operations: Second Quarter 2006 vs. Second Quarter 2005

UIL Holdings’ earnings from continuing operations increased by $3.7 million, or $0.15 per share. Net income from discontinued operations decreased by $4.1 million, or $0.17 per share. Total earnings, including discontinued operations, decreased by $0.4 million, or $0.02 per share.

The increase in earnings from continuing operations was mainly due to the improved results from UI as well as the absence of losses incurred in the second quarter of 2005 at UBE (due to the sale of Bridgeport Energy, LLC, (BE) in the first quarter of 2006).

			2006 more (less) than 2005
	Quarter Ended June 30, 2006	Quarter Ended June 30, 2005	Amount	Percent
Net Income (In Millions except Percents and Per Share Amounts)
UI	$10.9	$9.1	$1.8	20%
Non-Utility	(0.6)	(2.5)	1.9	(76)%
Total Net Income from Continuing Operations	$10.3	$6.6	$3.7	56%
Discontinued Operations	(7.3)	(3.2)	(4.1)	128%
Total Net Income	$3.0	$3.4	$(0.4)	(12)%

EPS
UI	$0.45	$0.37	$0.08	22%
Non-Utility	(0.03)	(0.10)	0.07	(70)%
Total EPS from Continuing Operations - Basic	$0.42	$0.27	$0.15	56%
Discontinued Operations	(0.30)	(0.13)	(0.17)	131%
Total EPS - Basic	$0.12	$0.14	$(0.02)	(14)%
Total EPS - Diluted (Note A)	$0.12	$0.14	$(0.02)	(14)%

Note A: Reflecting the effect of dilutive stock options, performance shares and restricted stock. Dilutive securities did not dilute earnings from continuing operations or discontinued operations for the three months ended June 30, 2006 or 2005, respectively.

The following table presents a line-by-line breakdown of revenue and expenses from UIL Holdings’ Consolidated Statement of Income by subsidiary, including comparisons between the second quarter of 2006 and the second quarter of 2005. Significant variances are explained in the discussion and analysis of individual subsidiary results that follow.

	Quarter Ended	Quarter Ended	2006 more (less)
(In Millions)	Jun. 30, 2006	Jun. 30, 2005	than 2005

Operating Revenues - UI	$199.7	$185.9	$13.8

Fuel and energy expenses - UI	$96.6	$93.9	$2.7

Operation and maintenance expenses
UI	$53.6	$48.1	$5.5
Minority Interest Investment & Other (1)	0.9	1.7	(0.8)
Total operation and maintenance expenses	$54.5	$49.8	$4.7

Depreciation and amortization expenses
UI	$7.7	$7.5	$0.2
Amortization of regulatory assets - UI	9.3	7.8	1.5
Total depreciation and amortization expenses	$17.0	$15.3	$1.7

Taxes - other than income taxes
UI - State gross earnings tax	$6.6	$6.0	$0.6
UI - other	3.5	3.4	0.1
Total taxes - other than income taxes	$10.1	$9.4	$0.7

	Quarter Ended	Quarter Ended	2006 more (less)
(In Millions)	Jun. 30, 2006	Jun. 30, 2005	than 2005
Other Income (Deductions)
UI	$2.2	$2.0	$0.2
Minority Interest Investment & Other (1)	1.2	0.1	1.1
Total Other Income (Deductions)	$3.4	$2.1	$1.3

Interest Charges
UI	$4.1	$4.0	$0.1
UI - Amortization: debt expense, redemption premiums	0.3	0.4	(0.1)
Minority Interest Investment & Other (1)	1.3	1.6	(0.3)
Total Interest Charges	$5.7	$6.0	$(0.3)

Income Taxes
UI	$8.4	$7.7	$0.7
Minority Interest Investment & Other (1)	(0.4)	(1.7)	1.3
Total Income Taxes	$8.0	$6.0	$2.0

Income (Losses) from Equity Investments
UI	$(0.9)	$-	$(0.9)
Minority Interest Investment (2)	-	(1.0)	1.0
Total Income (Losses) from Equity Investments	$(0.9)	$(1.0)	$0.1

Net Income
UI	$10.9	$9.1	$1.8
Minority Interest Investment & Other (1) (2)	(0.6)	(2.5)	1.9
Subtotal Net Income from Continuing Operations	10.3	6.6	3.7
Discontinued Operations	(7.3)	(3.2)	(4.1)
Total Net Income	$3.0	$3.4	$(0.4)

(1)
The category "Minority Interest Investment and Other" includes amounts recognized at the non-utility businesses in relation to their minority interest investments, as well as unallocated holding company costs.

(2)	Includes income (losses) recognized at the non-utility businesses in relation to their minority interest investments.

The United Illuminating Company Results of Operations: Second Quarter of 2006 vs. Second Quarter of 2005

			2006 more (less) than 2005
	Quarter Ended June 30, 2006	Quarter Ended June 30, 2005	Amount	Percent
EPS from operations
Total UI - basic	$0.45	$0.37	$0.08	22%
Total UI - diluted (Note A)	$0.45	$0.37	$0.08	22%
Retail Sales*	1,400	1,396	4	-
Weather Impact* (Note B)	7	(4)	11	1%
Retail Sales - Normalized*	1,407	1,392	15	1%

* Millions of kilowatt-hours
Note A:
Reflecting the effect of dilutive stock options, performance shares and restricted stock. Dilutive securities did not dilute earnings from for the three months ended June 30, 2006 or 2005, respectively.

Note B: Percentage change reflects impact to total retail sales.

UI’s net income was $10.9 million, or $0.45 per share, in the second quarter of 2006, compared to $9.1 million, or $0.37 per share, in the second quarter of 2005. The increase in earnings was primarily due to higher retail rates partially offset by increased outside services, stock based compensation and pension expense.

Overall, UI’s revenue increased by $13.8 million, from $185.9 million in the second quarter of 2005 to $199.7 million in the second quarter of 2006. Retail revenue increased $4.7 million due mainly to increases in customer prices and volume primarily due to the positive impact of the weather. The price increase allowed UI to collect certain FMCC charges from customers to offset higher costs of procuring energy (see fuel and energy expense discussion below). Wholesale revenue decreased by $0.4 million as compared to second quarter 2005, primarily due to lower wholesale market price. “Other” revenues increased $9.5 million as compared to second quarter 2005, largely due to the net activity of the GSC “working capital allowance,” which increased 2006 “other” revenues by $1.9 million for the second quarter, as compared to a decrease in “other” revenues of $5.5 million in the second quarter 2005.

Fuel and energy expense increased by $2.7 million from $93.9 million in the second quarter of 2005 to $96.6 million in the second quarter of 2006. Retail fuel expense in the second quarter of 2006 increased by $2.5 million compared to the second quarter of 2005, primarily due to UI’s portion of costs related to reliability must run agreements between ISO-NE and generators as well as increased costs of transitional standard offer service supply. UI receives electricity to satisfy its transitional standard offer retail customer service requirements through a fixed-price purchased power agreement. These costs are recovered through the GSC and BFMCC portion of UI’s unbundled retail customer rates. UI’s wholesale energy expense in the second quarter of 2006 increased by $0.2 million compared to the second quarter of 2005, primarily due to increased volume from the Bridgeport RESCO generating plant.

UI’s operation and maintenance expenses increased by $5.5 million, from $48.1 million in the second quarter of 2005 to $53.6 million in the second quarter of 2006. The increase was primarily attributable to (1) increases in outside services mainly due to higher consulting fees, mainly due to upgrades to the customer billing system, (2) increases in stock based compensation largely due to expenses related to retirement eligible employees, (3) increases in pension expense, (4) higher transmission expense mainly due to increased tariffs, and (5) increases in overhead line maintenance.

UI’s amortization of regulatory assets increased by $1.5 million, from $7.8 million in the second quarter of 2005 to $9.3 million in the second quarter of 2006. The increase was mainly due to CTA amortization. UI accrues or defers additional amortization to achieve the authorized return on equity of 9.75% on unamortized CTA rate base. The increase was partially offset by the absence of amortization related to regulatory assets no longer required under the 2005 Rate Case.

Non-Utility Results of Operations: Second Quarter 2006 vs. Second Quarter 2005

			2006 more (less) than 2005
	Quarter Ended June 30, 2006	Quarter Ended June 30, 2005	Amount	Percent
EPS
Minority Interest Investments
UBE	0.00	(0.05)	(0.05)	100%
UCI	0.00	0.00	-	-
Subtotal Minority Interest Investments	0.00	(0.05)	(0.05)	100%

UIL Corporate (Note A)	(0.03)	(0.05)	0.02	(40)%

Total Non-Utility EPS from Continuing Operations	(0.03)	(0.10)	0.07	(70)%
Discontinued Operations	(0.30)	(0.13)	(0.17)	131%
Total Non-Utility EPS - Basic	$(0.33)	$(0.23)	$(0.10)	43%
Total Non-Utility EPS - Diluted (Note B)	$(0.33)	$(0.23)	$(0.10)	43%

Note A:	Includes interest charges and strategic and administrative costs of the non-utility holding company.
Note B:
Reflecting the effect of dilutive stock options, performance shares and restricted stock. Dilutive securities did not dilute earnings from continuing operations or discontinued operations for the three months ended June 30, 2006 or 2005.

The consolidated non-utility businesses reported a loss from continuing operations, including unallocated holding company costs, of $0.6 million, or $0.03 per share, in the second quarter of 2006, compared to a loss of $2.5 million, or $0.10 per share, in the same period of 2005. The increase in earnings was mainly due to the absence of losses incurred in the second quarter of 2005 at UBE (due to the sale of Bridgeport Energy, LLC, (BE) in the first quarter of 2006) and lower losses at UIL Corporate due to increased interest income earned on short term investments.

The following is a detailed explanation of the quarterly variances for each of UIL Holdings’ non-utility businesses.

Non-Utility Business

Minority Interest Investments

United Bridgeport Energy, Inc.

UBE owned a 33 1/3% interest in Bridgeport Energy, LLC (BE) until the completion of its sale to an affiliate of Duke Energy on March 28, 2006. With the sale of its interest in BE, no operations were reported at UBE for the second quarter of 2006. UBE lost $1.2 million, or $0.05 per share, in the second quarter of 2005.

United Capital Investments, Inc.

UCI earned $0.1 million, with no impact on earnings per share, in the second quarter of 2006, compared to a loss of $0.1 million, with no impact on earnings per share in the second quarter of 2005. The improvement from the prior year was primarily due to positive results from its passive investments.

UIL Corporate

UIL Holdings retains certain costs at the holding company, or “corporate” level which are not allocated to the various non-utility subsidiaries. UIL Corporate incurred unallocated after-tax costs of $0.7 million, or $0.03 per share in the second quarter of 2006, compared to a loss of $1.2 million, or $0.05 per share in the second quarter of 2005. The improvement was largely due to increased interest income on short term investments.

Discontinued Operations

Xcelecom, Inc.

Xcelecom lost $7.3 million, or $0.30 per share, in the second quarter of 2006, compared to a loss of $3.2 million, or $0.13 per share in the second quarter of 2005. The decline in earnings from prior year was largely due to (1) increases in project losses incurred in the second quarter of 2006, partially due to increases in commodity prices and from refinements to previous job costs and project loss estimates as work in progress continues toward completion, (2) a recognized loss on the partial asset sale of Xcelecom subsidiary, M.J. Daly & Sons, Incorporated, and (3) severance and other divestiture-related costs incurred due to the divestiture announcement. In accordance with SFAS No. 144, depreciation of assets classified as “held for sale” was ceased in April 2006. As such, 2006 depreciation and amortization expense was $0.6 million, after tax, lower than it would have been if the assets of Xcelecom had been depreciated through June 30, 2006.

UIL Holdings Corporation Results of Operations: First Six Months 2006 vs. First Six Months 2005

UIL Holdings’ earnings from continuing operations increased by $16.6 million, or $0.68 per share. Net income from discontinued operations decreased by $58 million, or $2.38 per share. Total earnings, including discontinued operations, decreased by $41.4 million, or $1.70 per share.

The increase in earnings from continuing operations was mainly due to the sale of UIL Holdings’ ownership interest in Cross-Sound, absence of costs related to a scheduled outage in 2005 at Bridgeport Energy, and improved results from UI.

The table below represents a comparison of UIL Holdings’ Net Income and Earnings per Share (EPS) for the first six months of 2006 and the first six months of 2005.

			2006 more (less) than 2005
	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005	Amount	Percent
Net Income (In Millions except Percents and Per Share Amounts)
UI	$18.5	$16.9	$1.6	9%
Non-Utility	8.6	(6.4)	15.0	(234)%
Total Net Income from Continuing Operations	$27.1	$10.5	$16.6	158%
Discontinued Operations	(61.9)	(3.9)	(58.0)	1,487%
Total Net Income (Loss)	$(34.8)	$6.6	$(41.4)	(627)%

EPS
UI	$0.76	$0.69	$0.07	10%
Non-Utility	0.35	(0.26)	0.61	(235)%
Total EPS from Continuing Operations - Basic	$1.11	$0.43	$0.68	158%
Discontinued Operations	(2.54)	(0.16)	(2.38)	1,488%
Total EPS - Basic	$(1.43)	$0.27	$(1.70)	(630)%
Total EPS - Diluted (Note A)	$(1.41)	$0.27	$(1.70)	(630)%

Note A: Reflecting the effect of dilutive stock options, performance shares and restricted stock. Dilutive securities diluted earnings from continuing operations by $0.01 per share and diluted the loss from discontinued operations by $0.03 per share for the six months ended June 30, 2006. Dilutive securities did not dilute earnings from continuing operations or discontinued operations for the six months ended June 30, 2005.

The following table presents a line-by-line breakdown of revenue and expenses from UIL Holdings’ Consolidated Statement of Income by subsidiary, including comparisons between the first six months of 2006 and the first six months of 2005. Significant variances are explained in the discussion and analysis of individual subsidiary results that follow.

	Six Months Ended	Six Months Ended	2006 more (less)
(In Millions)	Jun. 30, 2006	Jun. 30, 2005	than 2005
Operating Revenues

Operating Revenues - UI	$400.0	$372.8	$27.2

Fuel and energy expenses - UI	$199.7	$189.1	$10.6

Operation and maintenance expenses
UI	$107.5	$95.1	$12.4
Minority Interest Investment & Other (1)	3.5	3.2	0.3
Total operation and maintenance expenses	$111.0	$98.3	$12.7

Depreciation and amortization expenses
UI	$15.5	$15.0	$0.5
Amortization of regulatory assets - UI	18.0	17.6	0.4
Total depreciation and amortization expenses	$33.5	$32.6	$0.9

Taxes - other than income taxes
UI - State gross earnings tax	$13.1	$11.9	$1.2
UI - other	7.9	7.7	0.2
Total taxes - other than income taxes	$21.0	$19.6	$1.4

	Six Months Ended	Six Months Ended	2006 more (less)
(In Millions)	Jun. 30, 2006	Jun. 30, 2005	than 2005
Other Income (Deductions)
UI	$4.7	$4.1	$0.6
Minority Interest Investment & Other (1)	1.5	0.5	1.0
Total Other Income (Deductions)	$6.2	$4.6	$1.6

Interest Charges
UI	$8.7	$7.9	$0.8
UI - Amortization: debt expense, redemption premiums	0.7	0.7	0.0
Minority Interest Investment & Other (1)	2.8	3.1	(0.3)
Total Interest Charges	$12.2	$11.7	$0.5

Gain on Sale of Equity Investments - UIL & Other	$18.9	-	$18.9

Income Taxes
UI	$14.3	$15.1	$(0.8)
Minority Interest Investment & Other (1)	6.0	(4.3)	10.3
Total Income Taxes	$20.3	$10.8	$9.5

Income (Losses) from Equity Investments
UI	$(0.8)	$0.1	$(0.9)
Minority Interest Investment (2)	0.5	(4.9)	5.4
Total Income (Losses) from Equity Investments	$(0.3)	$(4.8)	$4.5

Net Income
UI	$18.5	$16.9	$1.6
Minority Interest Investment & Other (1) (2)	8.6	(6.4)	15.0
Subtotal Net Income from Continuing Operations	27.1	10.5	16.6
Discontinued Operations	(61.9)	(3.9)	(58.0)
Total Net Income (Loss)	$(34.8)	$6.6	$(41.4)

(1)
The category "Minority Interest Investment and Other" includes amounts recognized at the non-utility businesses in relation to their minority interest investments, as well as unallocated holding company costs.

(2)	Includes income (losses) recognized at the non-utility businesses in relation to their minority interest investments.

The United Illuminating Company Results of Operations: First Six Months of 2006 vs. First Six Months of 2005

			2006 more (less) than 2005
	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005	Amount	Percent
EPS from operations
Total UI - basic	$0.76	$0.69	$0.07	10%
Total UI - diluted (Note A)	$0.75	$0.69	$0.06	9%
Retail Sales* Weather Impact* (Note B)	2,838 26	2,870 (7)	(32 33)	(1 1	%) %
Retail Sales - Normalized*	2,864	2,863	1	-

* Millions of kilowatt-hours
Note A: Reflecting the effect of dilutive stock options, performance shares and restricted stock. Dilutive securities diluted earnings from operations by $0.01 per share for the six months ended June 30, 2006 and did not dilute earnings from operations for the six months ended June 30, 2005.
Note B: Percentage change reflects impact to total retail sales.

UI’s net income was $18.5 million, or $0.76 per share, in the first six months of 2006, compared to $16.9 million, or $0.69 per share, in the first six months of 2005. The increase in earnings was primarily due to higher retail rates partially offset by increased outside services, stock based compensation, uncollectible expenses and pension expense.

Overall, UI’s revenue increased by $27.2 million, from $372.8 million in the first six months of 2005 to $400 million in the first six months of 2006. Retail revenue increased $8.3 million due mainly to increases in customer prices, partially offset by lower customer volume largely arising from weather conditions. The price increase allowed UI to collect certain FMCC charges from customers to offset higher costs of procuring energy (see fuel and energy expense discussion below). Wholesale revenue increased by $2.1 million as compared to the first six months of 2005, primarily due to generation at the Bridgeport RESCO generating plant. “Other” revenues increased $16.8 million as compared to the first six months of 2005, largely due to the net activity of the GSC “working capital allowance,” which increased 2006 “other” revenues by $5.1 million for the first six months, as compared to a decrease in “other” revenues of $9.2 million in the first six months of 2005.

Fuel and energy expense increased by $10.6 million from $189.1 million in the first six months of 2005 to $199.7 million in the first six months of 2006. Retail fuel expense in the first six months of 2006 increased by $5.7 million compared to the first six months of 2005, primarily due to UI’s portion of costs related to reliability must run agreements between ISO-NE and generators as well as increased costs of transitional standard offer service supply, partially offset by lower volume. UI receives electricity to satisfy its transitional standard offer retail customer service requirements through a fixed-price purchased power agreement. These costs are recovered through the GSC and BFMCC portion of UI’s unbundled retail customer rates. UI’s wholesale energy expense in the first six months of 2006 increased by $4.9 million compared to the first six months of 2005, primarily due to increased volume from the Bridgeport RESCO generating plant.

UI’s operation and maintenance expenses increased by $12.4 million, from $95.1 million in the first six months of 2005 to $107.5 million in the first six months of 2006. The increase was primarily attributable to (1) increases in outside services mainly due to higher consulting fees, mainly due to upgrades to the customer billing system, (2) increases in stock based compensation largely due to expenses related to retirement eligible employees, (3) increases in pension expense, (4) higher transmission expense mainly due to increased tariffs, and (5) increases in uncollectible expenses, partly due to the impact of customers dealing with higher bills.

Non-Utility Results of Operations: First Six Months 2006 vs. First Six Months 2005

			2006 more (less) than 2005
	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005	Amount	Percent
EPS
Minority Interest Investments
UBE	(0.01)	(0.16)	0.15	(94)%
UCI	0.44	-	0.44	-
Subtotal Minority Interest Investments	0.43	(0.16)	0.59	(369)%

UIL Corporate (Note A)	(0.08)	(0.10)	0.02	(20)%

Total Non-Utility EPS from Continuing Operations	0.35	(0.26)	(0.09)	35%
Discontinued Operations	(2.54)	(0.16)	(2.38)	1,488%
Total Non-Utility EPS - Basic	$(2.19)	$(0.42)	$(1.77)	421%
Total Non-Utility EPS - Diluted (Note B)	$(2.16)	$(0.42)	$(1.74)	414%

Note A:	Includes interest charges and strategic and administrative costs of the non-utility holding company.
Note B:
Reflecting the effect of dilutive stock options, performance shares and restricted stock. Dilutive securities did not dilute earnings from continuing operations and diluted the loss from discontinued operations by $0.03 per share for the six months ended June 30, 2006. Dilutive securities did not dilute earnings from continuing operations or discontinued operations for the six months ended June 30, 2005.

The consolidated non-utility businesses reported income from continuing operations, including unallocated holding company costs, of 8.6 million, or $0.35 per share, in the first six months of 2006, compared to a loss of $6.4 million, or $0.26 per share, in the first six months of 2005. The increase in earnings was mainly due the sale of UIL Holdings’ ownership interest in Cross-Sound in the first quarter of 2006, and the absence of costs related to a scheduled outage in 2005 at Bridgeport Energy.

The following is a detailed explanation of the year-to-date variances for each of UIL Holdings’ non-utility businesses.

Non-Utility Business

Minority Interest Investments

United Bridgeport Energy, Inc.

UBE owned a 33 1/3% interest in Bridgeport Energy, LLC (BE) until the completion of its sale to an affiliate of Duke Energy on March 28, 2006. UBE lost $0.2 million, or $0.01 per share, in the first six months of 2006, compared to a loss of $3.9 million, or $0.16 per share in the first six months of 2005. The improvement from the prior year was mainly due to the absence of costs related to a scheduled outage in 2005.

United Capital Investments, Inc.

UCI earned $10.8 million, or $0.44 per share, in the first six months of 2006, compared to breakeven for the first six months of 2005. The improvement from the prior year was mainly due to the sale of Cross-Sound which occurred on February 27, 2006.

UIL Corporate

UIL Holdings retains certain costs at the holding company, or “corporate” level which are not allocated to the various non-utility subsidiaries. UIL Corporate incurred unallocated after-tax costs of $2 million, or $0.08 per share in the first six months of 2006, compared to a loss of $2.5 million, or $0.10 per share in the first six months of 2005. The improvement was largely due to increased interest income on short term investments.

Discontinued Operations

Xcelecom, Inc.

Xcelecom lost $61.9 million, or $2.54 per share, in the first six months of 2006, compared to a loss of $3.9 million, or $0.16 per share in the first six months of 2005. The decrease in earnings was largely due to the announcement of UIL Holdings’ intention to divest its wholly-owned subsidiary, Xcelecom, completing its corporate strategic realignment to focus on its regulated electric utility, UI. An after-tax goodwill impairment charge of $50.5 million was recorded during the first quarter of 2006 based upon UIL Holdings’ intent to divest, estimates of fair value as determined by an outside advisory firm and indicative third party bids. Additionally, the decline in earnings from prior year was partially due to (1) increases in project losses incurred in the first six months of 2006 partially due to increases in commodity prices and from refinements to previous job costs and project loss estimates as work in progress continues toward completion, (2) a recognized loss on the partial asset sale of Xcelecom subsidiary, M.J. Daly & Sons, Incorporated, and (3) severance and other divestiture-related costs incurred due to the divestiture announcement. In accordance with SFAS No. 144, depreciation of assets classified as “held for sale” was ceased in April 2006. As such, 2006 depreciation and amortization expense was $0.6 million, after tax, lower than it would have been if the assets of Xcelecom had been depreciated through June 30, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

UIL Holdings’ and UI’s primary market risk is the interest rate risk associated with the need to refinance fixed rate debt at maturity and the remarketing of multi-annual tax-exempt bonds. The weighted average remaining fixed rate period of outstanding long-term debt obligations of UIL Holdings and UI is 2.7 years at an average interest rate of 4.5%. Given the term of the fixed rate debt, UIL Holdings believes that it has no material quantitative or qualitative exposure to market risk in the near term. In addition, historically, UI has been able to include its interest costs in revenue requirements for recovery through rates.

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

UI entered into an interest rate cap (rate cap) transaction to mitigate interest rate risk with respect to the $64.5 million principal amount of Pollution Control Refunding Revenue Bonds, 2003 Series, due October 1, 2033, issued by the Business Finance Authority of the State of New Hampshire (the “Bonds”). The Bonds are currently in an auction rate mode by which the interest rate is established at auction every 35 days. As of the last auction on July 17, 2006, the interest rate on the bonds was 3.60%. The rate cap was set at 3.68% and became effective March 30, 2006. The rate cap will terminate on August 5, 2009. The rate cap is tied to the US Dollar - Bond Market Association (USD-BMA) Municipal Swap Index.

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

UIL Holdings carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of UIL Holdings’ disclosure controls and procedures as of June 30, 2006. Based on the foregoing, UIL Holdings’

Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective as of June 30, 2006.

There have been no changes in UIL Holdings’ internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect UIL Holdings’ internal control over financial reporting. In connection with the previously announced pending retirement of Nathanial D. Woodson, effective July 1, 2006, James P. Torgerson assumed the role of Chief Executive Officer (CEO) of UIL Holdings, in addition to his current role as President of UIL Holdings. UIL Holdings’ internal control over financial reporting has not changed as a result of this personnel change, but key personnel, such as the CEO, are an integral part of the internal control environment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
UIL Holdings issued 11,540 shares of common stock on April 26, 2006 to satisfy a contractual earn-out obligation arising from the acquisition of 4Front Systems, Inc. (4Front) by UIL Holdings’ indirect subsidiary Xcelecom. The shares were issued in reliance on an exemption from the registration requirements of the Securities Act of 1933 pursuant to Section 3(a)(10) in connection with which the State of North Carolina approved the issuance of shares under the acquisition agreement between Xcelecom and 4Front.

(c)	UIL Holdings repurchased 11,540 shares of common stock in open market transactions as follows:

Period	Total Number of Shares Purchased*	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
March	-	-	None	None
April	11,540	$31.97	None	None
May	-	-	None	None
Total	11,540	$31.97	None	None

* All shares were purchased in open market transactions. As noted above in paragraph (a), an equal number of shares were issued to former stockholders of 4Front to whom a contractual earn-out payment was due. The effects of this transaction did not change the number of outstanding shares of UIL Holdings common stock.

Total number of shares purchased and average price paid per share amounts reflect the previously announced 5 for 3 common stock split, which occurred on July 3, 2006 for shareowners of record as of June 6, 2006.

Item 4. Submission of Matters to Vote of Security Holders.

The Annual Meeting of the Shareowners of UIL Holdings was held on May 10, 2006, for the purpose of electing a Board of Directors for the ensuing year and ratifying the selection of PricewaterhouseCoopers LLP as the firm of independent public accountants to audit the books and affairs of UIL Holdings for the fiscal year 2006.

All of the nominees for election as Directors listed in UIL Holdings' proxy statement for the meeting were elected by the following votes:

	Number of Shares
	Voted	Not
Nominee	"For"	Voted
Thelma R. Albright	20,866,722	384,135
Marc C. Breslawsky	20,628,420	622,437
Arnold L. Chase	20,680,135	570,722
John F. Croweak	20,597,480	653,377
Betsy Henley-Cohn	20,871,128	379,728
John L. Lahey	20,813,712	437,143
F. Patrick McFadden, Jr.	20,720,340	530,515
Daniel J. Miglio	20,817,795	433,060
William F. Murdy	20,714,288	536,568
James A. Thomas	20,634,072	616,785
Nathaniel D. Woodson	20,867,553	383,295

The selection of PricewaterhouseCoopers LLP as the firm of independent registered public accounting firm to audit the books and affairs of UIL Holdings for the fiscal year 2006 was ratified by the following vote:

Number of Shares
Voted	Voted	Not Voted/
"For"	"Against"	Abstain
20,713,547	466,202	71,108

Item 5. Other Information

Xcelecom has a revolving credit agreement with a bank that extends to the earlier of June 30, 2007 and the date on which UIL Holdings’ divestiture of Xcelecom is substantially completed. In connection with an amendment of this agreement, dated as of July 28, 2006, UIL Holdings has guaranteed the obligations under the agreement. This agreement provides for a $20 million revolving loan facility available to meet working capital needs and to support standby letters of credit issued by Xcelecom in the normal course of its business (such amount to be reduced as UIL Holdings’ divestiture of Xcelecom is completed), and to meet capital equipment needs of up to $1 million. Capital equipment loans under this facility can be converted to amortizing term loans with a maturity of up to four years. This agreement also provides for the payment of interest at a rate, at the option of Xcelecom, based on the agent bank’s prime interest rate or LIBOR.

Item 6. Exhibits

(a) Exhibits.

Exhibit Table Item Number	Exhibit Number	Description
(10)	10.35	Copy of Severance and Release Agreement, dated April 10, 2006, among UIL Holdings Corporation and Louis J. Paglia.
(31)	31.1	Certification of Periodic Financial Report.
(31)	31.2	Certification of Periodic Financial Report.
(32)	32	Certification of Periodic Financial Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UIL HOLDINGS CORPORATION

Date 08/02/2006	/s/ Richard J. Nicholas
Richard J. Nicholas
Executive Vice President
and Chief Financial Officer