Form 10-Q
period 2006-11-03
UIL HOLDINGS CORP
filed 2006-11-03
CIK 1082510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

The number of shares outstanding of the issuer’s only class of common stock, as of November 1, 2006 was 24,687,530.

INDEX

Part I. FINANCIAL INFORMATION

Part II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statement

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF INCOME (LOSS)
AND
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(In Thousands except per share amounts)
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Operating Revenues (Note F)
Utility	$261,140	$259,442	$661,154	$632,271
Non-utility businesses	4	5	13	14
Total Operating Revenues	261,144	259,447	661,167	632,285
Operating Expenses
Operation
Fuel and energy (Note F)	124,699	130,919	324,416	319,997
Operation and maintenance	63,071	57,805	174,127	156,164
Depreciation and amortization (Note F)	21,065	22,024	54,562	54,713
Taxes - other than income taxes (Note F)	12,616	12,480	33,602	32,043
Total Operating Expenses	221,451	223,228	586,707	562,917
Operating Income	39,693	36,219	74,460	69,368

Other Income and (Deductions), net (Note F)	4,816	2,610	11,008	7,202

Interest Charges, net
Interest on long-term debt	5,332	5,158	16,075	15,582
Other interest, net (Note F)	374	755	1,100	1,250
	5,706	5,913	17,175	16,832
Amortization of debt expense and redemption premiums	393	387	1,163	1,156
Total Interest Charges, net	6,099	6,300	18,338	17,988

Income Before Gain on Sale of Equity Investments, Income
Taxes, Equity Earnings and Discontinued Operations	38,410	32,529	67,130	58,582

Gain on Sale of Equity Investments (Note A)	-	-	18,908	-

Income Before Income Taxes, Equity Earnings and
Discontinued Operations	38,410	32,529	86,038	58,582

Income Taxes (Note E)	9,199	14,109	29,414	24,927

Income Before Equity Earnings and Discontinued Operations	29,211	18,420	56,624	33,655
Gain (Loss) from Equity Investments	446	65	104	(4,729)
Income from Continuing Operations	29,657	18,485	56,728	28,926
Discontinued Operations, Net of Tax (Note P)	(17,858)	(33)	(79,717)	(3,887)

Net Income (Loss)	$11,799	$18,452	$(22,989)	$25,039

Average Number of Common Shares Outstanding - Basic	24,455	24,283	24,382	24,223
Average Number of Common Shares Outstanding - Diluted	24,852	24,490	24,760	24,442

Earnings Per Share of Common Stock - Basic:
Continuing Operations	$1.21	$0.76	$2.33	$1.19
Discontinued Operations	(0.73)	-	$(3.27)	(0.16)
Net Earnings (Loss)	$0.48	$0.76	$(0.94)	$1.03

Earnings Per Share of Common Stock - Diluted:
Continuing Operations	$1.19	$0.75	$2.29	$1.18
Discontinued Operations	(0.72)	-	(3.22)	(0.16)
Net Earnings (Loss)	$0.47	$0.75	$(0.93)	$1.02

Cash Dividends Declared per share of Common Stock	$0.43	$0.43	$1.29	$1.29

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Thousands of Dollars)
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net Income (Loss)	$11,799	$18,452	$(22,989)	$25,039
Other comprehensive income, net of tax:
Interest rate cap mark-to-market	(169)	-	69	-
Comprehensive Income (Loss) (Note A)	$11,630	$18,452	$(22,920)	$25,039

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET

ASSETS

(Thousands of Dollars)
(Unaudited)
	September 30,	December 31,
	2006	2005
Current Assets
Unrestricted cash and temporary cash investments	$107,806	$28,860
Utility accounts receivable less allowance of $2,600 and $2,600	81,836	69,547
Other accounts receivable	9,001	10,440
Unbilled revenues	39,097	31,956
Current regulatory assets	44,262	36,961
Loan receivable - Cross-Sound Cable Project	-	23,787
Materials and supplies, at average cost	2,241	2,104
Deferred income taxes	4,286	6,641
Prepayments	5,100	2,718
Current assets of discontinued operations held for sale	103,472	126,784
Total Current Assets	397,101	339,798

Investments
Investment in United Bridgeport Energy facility	-	70,344
Other	13,536	24,753
Total Investments	13,536	95,097

Property, Plant and Equipment at original cost
In service	815,699	788,678
Less, accumulated depreciation	287,245	272,470
	528,454	516,208
Construction work in progress	79,705	65,544
Net Property, Plant and Equipment	608,159	581,752

Regulatory Assets (future amounts due from customers
through the ratemaking process)
Nuclear plant investments-above market	359,833	375,169
Income taxes due principally to book-tax differences	73,046	72,951
Long-term purchase power contracts-above market	29,627	38,242
Connecticut Yankee	26,086	31,552
Unamortized redemption costs	16,315	16,919
Other	71,252	69,116
Total Regulatory Assets	576,159	603,949

Deferred Charges and Other Assets
Unamortized debt issuance expenses	6,933	7,527
Prepaid pension	49,856	56,532
Other long-term receivable	18,712	13,799
Other	2,318	2,300
Total Deferred Charges and Other Assets	77,819	80,158

Long-term assets of discontinued operations held for sale	10,086	98,301

Total Assets	$1,682,860	$1,799,055

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET

CAPITALIZATION AND LIABILITIES

(Thousands of Dollars)
(Unaudited)
	September 30,	December 31,
	2006	2005
Current Liabilities
Notes payable	$-	$20,000
Current portion of long-term debt	4,286	4,286
Accounts payable	55,275	57,023
Dividends payable	10,601	10,517
Accrued liabilities	29,953	38,257
Current regulatory liabilities	11,277	17,430
Interest accrued	4,528	4,147
Taxes accrued	33,047	7,962
Current liabilities of discontinued operations held for sale	50,363	75,572
Total Current Liabilities	199,330	235,194

Noncurrent Liabilities
Purchase power contract obligation	43,504	55,602
Pension accrued	9,154	8,272
Connecticut Yankee contract obligation	34,856	40,414
Other	21,846	23,415
Total Noncurrent Liabilities	109,360	127,703

Deferred Income Taxes (future tax liabilities owed
to taxing authorities)	332,044	336,871

Regulatory Liabilities (future amounts owed to customers
through the ratemaking process)
Accumulated deferred investment tax credits	5,027	11,432
Deferred gains on sale of property	32,183	32,183
Asset removal cost	4,624	5,828
Other	17,671	10,621
Total Regulatory Liabilities	59,505	60,064

Long-term liabilities of discontinued operations held for sale	1,053	7,756

Commitments and Contingencies (Note J)

Capitalization (Note B)
Net long-term debt	482,603	486,889

Common Stock Equity
Common stock	311,014	306,699
Paid-in capital	14,272	10,307
Capital stock expense	(2,170)	(2,170)
Unearned employee stock ownership plan equity	(2,850)	(3,562)
Accumulated other comprehensive loss	(870)	(940)
Retained earnings	179,569	234,244
Net Common Stock Equity	498,965	544,578

Total Capitalization	981,568	1,031,467

Total Liabilities and Capitalization	$1,682,860	$1,799,055

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

(Thousands of Dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash Flows From Operating Activities
Net Income (Loss)	$(22,989)	$25,039
Adjustments to reconcile net income
to net cash provided by operating activities:
Gain on sale of equity investments	(18,908)	-
Gain on sale of assets of discontinued operations held for sale	(602)	-
Impairment of remaining assets of discontinued operations held for sale	24,829	-
Goodwill impairment	85,004	-
Depreciation and amortization	40,654	43,056
Purchase power contract amortization (Note F)	15,992	16,268
Purchase power above market fuel expense credit (Note F)	(15,992)	(16,268)
Investment tax credits (Note C)	(6,495)	-
Deferred income taxes	(32,282)	3,170
Stock-based compensation expense (Note A)	4,581	2,577
Excess tax benefits from share-based compensation	(490)	-
Deferred investment tax credits - net	(6,405)	(338)
Allowance for funds used during construction	(2,544)	(2,045)
Undistributed (earnings) losses of minority interest investments	(105)	5,265
Changes in:
Accounts receivable - net	1,273	(36,171)
Materials and supplies	1,023	(349)
Prepayments	(4,081)	(4,638)
Accounts payable	(12,563)	(6,794)
Interest accrued	338	500
Taxes accrued	8,198	2,121
Other assets	17,691	7,144
Other liabilities	(22,536)	(7,193)
Total Adjustments	76,580	6,305
Net Cash provided by Operating Activities	53,591	31,344

Cash Flows from Investing Activities
Proceeds from (loan to) Cross-Sound Cable Project	23,787	387
Proceeds from sale of equity investments	100,949	-
Proceeds from sale of assets of discontinued operations held for sale	9,125	-
Deferred payments in prior acquisitions	(9,382)	(6,934)
Non-utility minority interest investments, net	(109)	(2,096)
Plant expenditures	(45,464)	(33,105)
Changes in restricted cash	207	86
Net Cash provided by (used in) Investing Activities	79,113	(41,662)

Cash Flows from Financing Activities
Issuances of common stock	4,410	2,744
Excess tax benefits from share-based compensation	490	-
Payments on long-term debt	(4,286)	(4,286)
Notes payable - short-term, net	(26,219)	13,913
Payments on notes payable - long-term	-	(786)
Proceeds from notes payable - long-term	-	153
Payment of common stock dividend	(31,600)	(41,894)
Bank overdraft	3,287	5,417
Other	160	(97)
Net Cash used in Financing Activities	(53,758)	(24,836)

Cash and Temporary Cash Investments:
Net change for the period	78,946	(35,154)
Balance at beginning of period	28,860	40,165
Balance at end of period	$107,806	$5,011

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

(A) CRITICAL ACCOUNTING POLICIES

Basis of Presentation

UIL Holdings Corporation (UIL Holdings) operates in two principal lines of business: utility and non-utility. The utility business consists of the electric transmission and distribution operations of The United Illuminating Company (UI). The non-utility business consists of United Capital Investments, Inc. (UCI), which holds minority ownership interests in two investment funds. The non-utility businesses also included a minority ownership interest in Bridgeport Energy, LLC (BE) held by United Bridgeport Energy, Inc. (UBE) until the completion of the sale of that interest to an affiliate of Duke Energy on March 28, 2006, as well as UCI’s minority ownership interest in Cross-Sound Cable Company, LLC (Cross-Sound) until the completion of the sale of that interest to Babcock and Brown Infrastructure Ltd. on February 27, 2006, as well as the operations of Xcelecom, Inc. (Xcelecom). As discussed further in “Note (P) - Discontinued Operations” of this Form 10-Q, on April 26, 2006, UIL Holdings announced its intention to divest its wholly-owned subsidiary, Xcelecom, completing its corporate strategic realignment to focus on its regulated electric utility, UI. UIL Holdings is headquartered in New Haven, Connecticut, where its senior management maintains offices and is responsible for overall planning, operating and financial functions. UIL Holdings’ Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements included in UIL Holdings’ Annual Report on Form 10-K for the year ended December 31, 2005. Such notes are supplemented below.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted in accordance with Securities and Exchange Commission rules and regulations. UIL Holdings believes that the disclosures made are adequate to make the information presented not misleading. The information presented in the consolidated financial statements reflects all adjustments which, in the opinion of UIL Holdings, are necessary for a fair statement of the financial position and results of operations for the interim periods described herein. All such adjustments are of a normal and recurring nature. The results for the nine months ended September 30, 2006 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2006.

All earnings per share (EPS) amounts and references to common stock share numbers reflect a 5 for 3 common stock split, which occurred on July 3, 2006 for shareowners of record as of June 6, 2006.

Certain amounts previously reported have been reclassified to conform to the current presentation, including the reporting of Xcelecom results as discontinued operations and the impact on EPS and common stock share numbers of the aforementioned stock split.

Restructuring Charges

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. In the fourth quarter of 2004, UIL Holdings recorded employee termination costs associated with the reorganization of UIL Holdings’ Finance organization amounting to $2 million and the balance in the restructuring reserve as of September 30, 2006 was approximately $0.9 million. These accrued restructuring costs are expected to be settled throughout the remainder of 2006 and 2007 in accordance with the applicable employee’s severance agreement.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

A reconciliation of the changes in the restructuring reserve liability balance since December 31, 2005 is presented below.

(In Thousands)	Total
Restructuring Accrual December 31, 2005	$1,181
Adjustment for final employee severance payout	76
Severance Payment	(341)
Restructuring Accrual September 30, 2006	$916

Goodwill and Other Intangible Assets

Effective January 1, 2002, UIL Holdings adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement modifies the accounting and reporting of goodwill and intangible assets. On April 26, 2006, UIL Holdings announced its intention to divest its wholly-owned subsidiary, Xcelecom, completing its corporate strategic realignment to focus on its regulated electric utility, UI. This event required goodwill to be remeasured for impairment and a pre-tax goodwill impairment charge of $85.0 million was recorded during the first quarter of 2006 based on UIL Holdings’ intent to divest, estimates of fair value as determined by an outside advisory firm and indicative third party bids. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the impairment is included in discontinued operations as of September 30, 2006. See below “Note (A) - Impairment of Long-Lived Assets and Investments and Discontinued Operations/Assets Held for Sale.”

Impairment of Long-Lived Assets and Investments

SFAS No. 144 requires the recognition of impairment losses on long-lived assets when the book value of an asset exceeds the sum of the expected future undiscounted cash flows that result from the use of the asset and its eventual disposition. If impairment arises, then the amount of any impairment is measured based on discounted cash flows or estimated fair value. To the extent that an asset is held for sale, SFAS 144 requires that the asset be recorded at the lower of carrying value or the asset’s fair value less cost to sell.

A pre-tax impairment charge of $24.8 million was recorded in the third quarter of 2006 to bring the carrying value of the remaining Xcelecom businesses in line with their estimated fair value based on indicative third party bids.

SFAS No. 144 also requires that rate-regulated companies recognize an impairment loss when a regulator excludes all or part of a cost from rates, even if the regulator allows the company to earn a return on the remaining costs allowed. Under this standard, the probability of recovery and the recognition of regulatory assets under the criteria of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” must be assessed on an ongoing basis. At September 30, 2006 and December 31, 2005, UI, as a rate-regulated entity, did not have any assets that were impaired under this standard.

Discontinued Operations/Assets Held for Sale

SFAS No. 144 also addresses the accounting for, and disclosure of, long-lived assets to be disposed of by sale. Under SFAS No. 144, a long-lived asset or group of assets (disposal group) is classified as discounted operations when the company commits to a plan to sell the long-lived asset (disposal group) within a twelve month period, there will be no significant continuing involvement following the sale, and certain other criteria set forth in the statement are satisfied. In such a case:

•	the long lived-asset (disposal group) will be measured at the lower of its carrying value or fair value, less costs to sell, and will be classified as held for sale on the Consolidated Balance Sheet;
•	the long-lived asset (disposal group) shall not be depreciated (amortized) while it is classified as held for sale;
•	the related operations of the long-lived asset (disposal group) will be reported as discontinued operations in the consolidated statement of operations, with all comparable periods restated; and
•	the operations and cash flows of the disposal group are expected to be eliminated from ongoing operations.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

UIL Holdings announced on April 26, 2006, its intentions to divest its wholly-owned subsidiary, Xcelecom. With the announcement, Xcelecom meets the criteria set forth in SFAS No. 144 to be classified as held for sale and is reported as such in UIL Holdings’ Form 10-Q for the period ending September 30, 2006. The disposal is expected to be completed within twelve months of the April 26, 2006 announcement.

Major classes of assets and liabilities of Xcelecom consist of current assets of $--103.5 million, property, plant & equipment of $9.1 million, other assets of $1.0 million, current liabilities of $50.4 million and non current liabilities of $1.0 million. When the sale is completed, $28.3 million of net deferred tax assets, including amounts related to the impairment of goodwill will be realized through the filing of UIL Holdings’ consolidated income tax returns.

Earnings per Share

The following table presents a reconciliation of the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2006 and 2005:

	Income Applicable to Common Stock	Average Number of Shares Outstanding	Earnings per Share
	(In Thousands, except per share amounts)
Nine Months Ended September 30:
2006
Basic earnings from continuing operations	$56,728	24,382	$2.33
Basic earnings (loss) from discontinued operations	(79,717)	24,382	(3.27)
Basic earnings (loss)	(22,989)	24,382	(0.94)
Effect of dilutive stock options (1)	-	378	0.01
Diluted earnings (loss)	$(22,989)	24,760	$(0.93)

2005
Basic earnings from continuing operations	$28,926	24,223	$1.19
Basic earnings (loss) from discontinued operations	(3,887)	24,223	(0.16)
Basic earnings	25,039	24,223	1.03
Effect of dilutive stock options (1)	-	219	(0.01)
Diluted earnings	$25,039	24,442	$1.02

Three Months Ended September 30:
2006
Basic earnings from continuing operations	$29,657	24,455	$1.21
Basic earnings (loss) from discontinued operations	(17,858)	24,455	(0.73)
Basic earnings	11,799	24,455	0.48
Effect of dilutive stock options (1)	-	397	(0.01)
Diluted earnings	$11,799	24,852	$0.47

2005
Basic earnings from continuing operations	$18,485	24,283	$0.76
Basic earnings (loss) from discontinued operations	(33)	24,283	-
Basic earnings	18,452	24,283	0.76
Effect of dilutive stock options (1)	-	207	(0.01)
Diluted earnings	$18,452	24,490	$0.75

(1)
Reflecting the effect of dilutive stock options, performance shares and restricted stock. Dilutive securities diluted earnings from continuing operations by $0.02 per share and diluted the loss from discontinued operations by $0.01 per share for the three months ended September 30, 2006. Dilutive securities diluted earnings from continuing operations by $0.04 per share and diluted the loss from discontinued operations by $0.05 per share for the nine months ended September 30, 2006. Dilutive securities diluted earnings from continuing operations by $0.01 per share and had no impact on the loss from discontinued operations for the three and nine months ended September 30, 2005.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

There were no stock options to purchase shares of common stock outstanding and not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2006. Stock options to purchase 378,530 and 433,233 shares of common stock were outstanding but not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2005 because the options’ exercise prices were greater than the average market price of the common shares during such periods.

Stock-Based Compensation

On January 1, 2006, UIL Holdings adopted SFAS No. 123 (Revised), “Share-Based Payment” (SFAS No. 123R), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) and supersedes Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25). Under the modified prospective method of adoption, pursuant to SFAS No. 123R, options granted after December 31, 2005 are expensed based on their fair value at date of grant over the vesting period, following the non-substantive vesting approach. Prior to January 1, 2006, UIL Holdings followed the fair value recognition provisions, under the prospective method, of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS No. 148), an amendment of SFAS No. 123. Under SFAS No. 148, UIL Holdings recorded compensation expense related to stock options based on the most recently available fair-value estimates calculated by an independent party utilizing the binomial option-pricing model following the nominal vesting approach. No compensation expense was recorded prior to January 1, 2003, as UIL Holdings accounted for employee stock-based compensation in accordance with APB No. 25.

In the first quarter of 2004, UIL Holdings decided to generally cease granting new stock options, other than new grants pursuant to the reload feature of the UIL Holdings 1999 Amended and Restated Stock Plan (Plan). Although new stock options generally will not be granted, compensation expense related to options granted after January 1, 2003, including any new stock options granted under the reload feature of the Plan, will continue to be recorded ratably over the vesting periods associated with such options. For reloads, compensation expense is calculated on the date of the reload, utilizing the binomial option-pricing model described above.  The reload feature provides for an automatic grant of additional stock options whenever the holder exercises previously granted stock options and utilizes shares of UIL Holdings stock, rather than cash, to satisfy the exercise price.

In 2004, UIL Holdings implemented a performance-based long-term incentive arrangement under the Plan pursuant to which certain members of management have the opportunity to earn a pre-determined number of performance shares, the number of which is predicated upon the achievement of various pre-defined performance measures. These performance shares vest over a three-year cycle with the actual issuance of UIL Holdings common stock in respect of such shares following the end of each three-year cycle. A new three-year cycle begins in January of each year. UIL Holdings records compensation expense for these performance shares ratably over the three-year period, except in the case of retirement eligible employees, for whom compensation expense is immediately recognized in accordance with SFAS No. 123R, based on the value of the expected payout at the end of each year relative to the performance measures achieved. An additional $0.8 million of compensation expense was recorded in the first nine months of 2006 in regards to retirement eligible employees based on the adoption of SFAS No. 123R retirement eligible provisions. UIL Holdings records stock compensation expense in the current period based on quarterly projected performance against formal plans over the performance period. A target amount of 81,833 performance shares were granted during the first quarter of 2006; the average of the high and low market price on the date of grant was $30.55 per share.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

Compensation expense for this restricted stock is recorded ratably over the three-year vesting period for such restricted stock, except in the case of retirement eligible directors, for whom compensation expense is accelerated in accordance with SFAS No. 123R.

As of December 31, 2005 and September 30, 2006, UIL Holdings had 60,000 and 79,245 shares of restricted stock which had not vested with a weighted average exercise price of $26.25 and $29.53, respectively. In March 2006, 20,000 shares of restricted stock previously granted to directors vested, for which the intrinsic value was $0.3 million.

The following table sets forth information regarding stock option transactions for the year ended December 31, 2005 and the nine months ended September 30, 2006.

	Number of Options		Option Price per Share	Weighted Average Exercise Price
Balance - December 31, 2004	1,116,088		$21.68-$34.79	$28.37
Granted	94,452	(1)	$30.86-$31.44	$30.93
Forfeited	(54,830)		$21.68-$34.79	$32.66
Exercised	(197,163)		$21.68-$27.25	$22.93
Balance - December 31, 2005	958,547		$21.68-$34.56	$29.50
Granted	94,387	(1)	$32.98	$32.98
Forfeited	(13,888)		$21.68	$21.68
Exercised	(239,099)		$21.68-$34.56	$25.50
Balance - September 30, 2006	799,947

Exercisable at December 31, 2005	804,028		$21.68-$34.56	$30.88
Exercisable at September 30, 2006	793,295	(2)	$21.68-$34.79	$31.24

(1)
One-third of the options granted become exercisable on each of the first three anniversaries of the grant date, with the exception of reload grants, for which the entire grant becomes exercisable six months from the grant date.

(2)	The intrinsic value of exercisable stock options at September 30, 2006 was $5.0 million.

The fair values of stock options granted have been estimated on the date of grant using the binomial option-pricing model using the weighted average assumptions below. The binomial option-pricing model is appropriate for valuing options on stocks with high dividend yields, such as UIL Holdings.

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Risk-free interest rate	5.08%	4.09%
Expected volatility	19.31%	24.80%
Expected lives	7.06 years	6.75 years
Expected dividend yield	5.65%	6.55%

The weighted-average grant date fair value of stock options granted during the first nine months ended September 30, 2006 and 2005 was $8.23 and $8.41, respectively.

Total stock-based compensation expenses were $4.6 million, after-tax of $2.7 million, and $2.6 million, after-tax of $1.5 million, for the nine months ended September 30, 2006 and 2005, respectively. Total shared-based compensation expenses were $2.0 million, after-tax of $1.2 million, and $1.1 million, after-tax of $0.6 million for the three months ended September 30, 2006 and 2005, respectively. No share based compensation costs were capitalized as part of the costs of an asset during the nine months ended September 30, 2006.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

As of September 30, 2006, total stock option compensation costs, performance share costs and restricted stock costs related to non-vested awards not yet recognized was an immaterial amount, $2.1 million and $1.4 million, respectively. The weighted-average period over which the stock option compensation costs, performance-base cost and restricted stock cost will be recognized is 12 months, 11 months and 18 months, respectively.

The non-employee director’s shares issued for services rendered are usually drawn from the Non-Employee Director Common Stock and Deferred Compensation Plan.  Employee performance shares and options are drawn from the 1999 Amended and Restated UIL Holdings Corporation Stock Plan.

The following table illustrates the effect on net income and earnings per share of applying the fair value based method to all outstanding and unvested awards in each period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands except per share amounts)
Net Income (loss), as reported	$11,799	$18,452	$(22,989)	$25,039
Add: Stock-based compensation
expense included in reported
net income (loss), net of related tax effects	1,184	643	2,710	1,549
Deduct: Total stock-based compensation
determined under fair value based
method for all stock grants, net of
related tax effect	(1,184)	(643)	(2,710)	(1,681)

Pro forma net income (loss)	$11,799	$18,452	$(22,989)	$24,907

Earnings (loss) per share:
Basic - as reported	$0.48	$0.76	$(0.94)	$1.03

Basic - proforma	$0.48	$0.76	$(0.94)	$1.02

Diluted - as reported	$0.47	$0.75	$(0.93)	$1.02

Diluted - proforma	$0.47	$0.75	$(0.93)	$1.01

Comprehensive Income

Comprehensive income for the three months ended September 30, 2006 was equal to net income less an interest rate cap mark-to-market adjustment of approximately $0.2 million, after-tax, related to the $64.5 million principal amount of Pollution Control Refunding Revenue Bonds. Comprehensive income for the nine months ended September 30, 2006 was equal to net income plus an interest rate cap mark-to-market adjustment of approximately $0.1 million, after-tax, related to the $64.5 million principal amount of Pollution Control Refunding Revenue Bonds. For further information regarding this interest rate cap transaction, see “Note (B) - Long-Term Debt.” Comprehensive income for the three and nine month periods ended September 30, 2005, was equal to net income as reported.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

These gains on sale of ownership interests are included in gain on sale of equity investments on the UIL Consolidated Statement of Income (Loss) for the nine months ended September 30, 2006.

New Accounting Standards

In July 2006, the Financial Accounting Standard Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of SFAS No. 109, “Accounting for Income Taxes”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return which has a level of uncertainty of being sustained on audit by the taxing authority. The interpretation provides guidance on derecognition of a previously recognized liability for an uncertain tax position, the classification of liabilities for uncertain tax positions, and the potential recognition of interest and penalties by taxing authorities. In addition, the interpretation prescribes additional disclosure requirements including i) a reconciliation of beginning and ending balances of the total amounts of unrecognized tax benefits from uncertain tax positions for the annual reporting periods presented, ii) a discussion of the nature of the uncertain tax position taken if any of those positions will significantly increase or decrease in the twelve months following the reporting date, iii) the amount of interest and penalties recognized in the statement of operations and the total amount of interest and penalties recognized in the statement of financial position, and iv) a description of the tax years that remain subject to examination by major taxing authorities. The provisions of this interpretation are effective for UIL Holdings as of January 1, 2007. Management is currently evaluating the impact of this statement, but the adoption of this interpretation is not expected to have a material impact on UIL Holdings’ consolidated financial position, results of operations or liquidity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement and establishes a fair value hierarchy that distinguishes between market participant assumptions and the reporting entity’s own assumptions. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. This statement is not expected to have a material impact on UIL Holdings’ consolidated financial position or liquidity.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits an amendment of FASB No. 87, 88, 106 and 132(R) (SFAS 158). The Statement requires an employer that sponsors one or more defined benefit pension or other postretirement plans to recognize an asset or liability for the overfunded or underfunded status of the plan. For a pension plan, the asset or liability is the difference between the fair value of the plan’s assets and the projected benefit obligation. For any other postretirement benefit plan, the asset or liability is the difference between the fair value of the plan’s assets and the accumulated postretirement benefit obligation. In addition, employers must record all unrecognized prior service costs and credits and unrecognized actuarial gains and losses in accumulated other comprehensive income. Such amounts will then be recognized in earnings as components of net periodic benefit cost/income pursuant to the current recognition and amortization provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” This statement is effective for fiscal years ending after December 15, 2006. UIL Holdings will adopt SFAS No. 158 effective December 31, 2006 on a prospective basis. In addition, management arranged for an amendment of UIL Holdings’ Note Purchase Agreement to remove the impact of SFAS No. 158 on the financial covenant calculation made quarterly thereunder. See “Note (B) - Long Term Debt.” Management is currently evaluating the impact of this statement, but the adoption of this interpretation is not expected to have a material impact on UIL Holdings’ consolidated financial position or liquidity.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

In September 2006, the U.S. Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. Management is currently evaluating the impact of this statement, but the adoption of this interpretation is not expected to have a material impact on UIL Holdings’ consolidated financial position, results of operations or liquidity.

(B) CAPITALIZATION

Common Stock

UIL Holdings had 24,687,530 shares of its common stock, without par value, outstanding at September 30, 2006. Of those shares, 139,702 were unallocated shares held by UI's 401(k)/Employee Stock Ownership Plan (KSOP) and 43,245 were shares of restricted stock, none of which are recognized as outstanding for the purpose of calculating basic earnings per share.

UI has an arrangement under which it loaned $11.5 million to the KSOP. Prior to the formation of UIL Holdings, the trustee for the KSOP used the funds to purchase 547,167 shares of UI common stock in open market transactions. On July 20, 2000, effective with the formation of a holding company structure, unallocated shares held by the KSOP were converted into shares of UIL Holdings’ common stock. The shares will be allocated to employees’ KSOP accounts, as the loan is repaid, to cover a portion of the required KSOP contributions. Compensation expense is recorded when shares are committed to be allocated based on the fair market value of the stock. The loan will be repaid by the KSOP over a twelve-year period ending October 1, 2009, using employer contributions and UIL Holdings’ dividends paid on the unallocated shares of the stock held by the KSOP. Dividends on allocated shares are charged to retained earnings. As of September 30, 2006, 139,702 shares, with a fair market value of $5.3 million, had been purchased by the KSOP and had not been committed to be released or allocated to KSOP participants.

Long-Term Debt

On March 9, 2006, UI entered into an interest rate cap (rate cap) transaction to mitigate interest rate risk with respect to the $64.5 million principal amount of Pollution Control Refunding Revenue Bonds, 2003 Series, due October  1, 2033, issued by the Business Finance Authority of the State of New Hampshire (the “Bonds”). The Bonds are currently in an auction rate mode by which the interest rate is established at auction every 35 days. As of the last auction on October 30, 2006, the interest rate on the bonds was 3.55%. The rate cap was set at 3.68% and became effective March 30, 2006. The rate cap will terminate on August 5, 2009. The rate cap is tied to the U.S. Dollar - Bond Market Association (USD-BMA) Municipal Swap Index. If the average of the index for the calculation period exceeds the rate cap, UI will be paid an amount based on such difference. At the end of each quarter, changes in the market value of the rate cap are marked-to-market, which resulted in $0.1 million charged to income at September 30, 2006. UI paid $0.6 million to enter into the rate cap transaction which is being amortized over the life of the rate cap based upon quarterly fair market value analysis. As such, the above transaction constitutes hedge accounting and is marked-to-market in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

UIL Holdings is a party to a Note Purchase Agreement, dated as of February 15, 2001 (the “NPA”). UIL Holdings amended the NPA, effective March 30, 2006, to define consolidated net income without regard to any reduction in net income resulting from any impairment of goodwill in connection with a decision by UIL Holdings to divest of Xcelecom or its subsidiaries.

UIL Holdings amended the NPA a second time, effective October 20, 2006, to exclude the anticipated impact to comprehensive income at December 31, 2006 of SFAS No. 158 from two of the three financial covenants under the Agreement.

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

On February 10, 2006, UI filed a Petition for Reconsideration with the DPUC requesting that it reconsider the final decision to correct calculations in the decision with respect to employee compensation and the pension/post-retirement discount rate. On March 1, 2006, the DPUC granted UI’s Petition to reopen the proceeding for the limited purpose of reconsidering the record with regards to employee compensation and denied UI’s request to reconsider the pension/post-retirement discount rate. On July 28, 2006, a settlement was reached between UI and the Prosecutorial unit of the DPUC staff. The settlement agreement allows UI to recover additional distribution revenue requirements of $1.5 million in 2007, $1.8 million in 2008 and $2.3 million in 2009. The settlement agreement had no impact in 2006. The settlement was approved by the DPUC on August 21, 2006 and results in a total revenue increase of $37.9 million or 5.3% by 2009 compared to 2005 rates.

Department of Public Utility Control

UI generally has several regulatory proceedings open and pending at the DPUC at any given time. Examples of such proceedings include an annual DPUC review and reconciliation of UI’s CTA and SBC revenues and expenses, a semi-annual transmission adjustment clause proceeding to adjust retail transmission rates to true up to wholesale transmission revenue requirements, dockets to consider specific restructuring or electricity market issues, consideration of specific rate or customer issues, and review of conservation programs.

On June 16, 2006, UI announced its agreement with the City of Bridgeport and its Redevelopment Authority (the “City”) for the transfer of title to UI’s Steel Point property to the City and settlement of all claims against the City with respect to relocation of a substation and repair/replacement of a bulkhead, in exchange for payment to UI of $14.9 million, which represents the commercial value of the property and cost to replace the bulkhead. Pursuant to a Memorandum of Understanding among UI, the City of Bridgeport, and the City’s selected developer for the property (MOU), the City must also provide to UI, within one year and free of charge, a substation site within a reasonable proximity to the Steel Point property. On July 12, 2006, the DPUC approved the proposed transfer of property and all of the terms of the MOU. The DPUC also accepted the proposed ratemaking treatment submitted by UI with respect to the property, the substation, and the bulkhead, which provides for UI to recover costs related to the Steel Point property through the CTA, subject to DPUC approval in the annual CTA/SBC reconciliation filing. The MOU provides for the filing of a stipulated judgment incorporating the MOU’s terms in the eminent domain proceeding currently pending in the Connecticut Superior Court, and for title to the property to transfer as part of that judgment upon the City’s payment of $10.3 million, with the remaining $4.6 million to be paid by June 30, 2007.

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

UI had been previously ordered by the DPUC to seek a Private Letter Ruling (PLR) from the IRS requesting permission to immediately flow-through to customers $3.3 million of ADITC and $0.2 million of EDFIT relating to fossil-fueled generating stations formerly owned by UI.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

The proposed regulations would only allow public utilities to return ADITC and EDFIT to customers under certain specific and limited circumstances. Under the proposed guidance provided in these new regulations, none of the ADITC or the EDFIT related to the generating stations previously sold could be flowed-through to customers.

On May 17, 2006, UI received the requested PLR from the IRS. The PLR is consistent with the proposed regulations and indicates that none of the ADITC or EDFIT relating to the fossil-fueled generating stations formerly owned by UI could be returned to customers, either directly or indirectly, without violating the normalization provisions of the Internal Revenue Code. On September 8, 2006, the DPUC issued a decision to UI releasing its previously-imposed hold on the accounting and regulatory treatment of the ADITC and EDFIT. Accordingly, UI recorded non-recurring earnings of approximately $6.5 million as a reduction to income tax expense (including $3.0 million related to UI’s former ownership interest in the Millstone Unit 3 nuclear generating facility) representing the balance of ADITC and EDFIT related to the generating stations previously sold. This adjustment had no impact on cash flow.

Regional Transmission Organization for New England

On March 24, 2004, the FERC conditionally approved Independent System Operator - New England’s (ISO-NE’s) joint proposal with the New England Transmission Owners (TOs) for the creation of a Regional Transmission Organization (RTO). The creation of an RTO for New England (RTO-NE) will strengthen the independent oversight of the region’s bulk power system and wholesale electricity marketplace. UI is a party to all of the agreements that establish RTO-NE and a signatory to the joint RTO filing with the FERC. RTO-NE commenced operation effective February 1, 2005. As a member of RTO-NE, UI is eligible for the FERC’s participation incentive adder (50 basis points above the approved transmission base return on equity (ROE)) for joining RTO-NE. The 50 basis point participation adder is applicable to UI’s pool transmission facilities (PTF transmission projects). The base ROE of 12.8% requested by the TOs became effective on February 1, 2005 when RTO-NE commenced operation. All of the TOs, including UI, were able to earn the base ROE of 12.8% plus the 50 basis point participation adder (or 13.3%) on their PTF transmission projects and the base ROE of 12.8% on their non-PTF projects, subject to refund, pending a final FERC decision on the justness and reasonableness of the common base ROE.

On October 31, 2006, the FERC issued a final decision. The order sets a base ROE of 10.20%, based on a proxy group made up of northeast utility companies. In addition, the FERC approved three ROE adders as follows: (i) a 50 basis point incentive for RTO participation; (ii) a 100 basis point incentive for new transmission investment; and (iii) a 74 basis point adjustment reflecting updated bond data, applicable to the period commencing with the date of the order. The new ROEs are effective February 1, 2005, with the exception of the adder related to updated bond data, which is effective prospectively from the date of the decision.

For UI, the ROE will differ depending on whether or not the asset or new investment is a PTF transmission project, which benefits the regional grid, or a non-PTF project, which is primarily a local transmission cost. As an owner of the ISO New England transmission grid, UI qualifies for the 50 basis point adder for its PTF projects. The 100 basis point incentive is available for new PTF transmission projects which are identified as necessary by ISO New England in its regional planning process. Non-PTF projects would not be eligible for either the 50 basis point adder or the 100 basis point adder. A summary of the ROEs for UI’s transmission projects under the guidelines in the FERC order, as it is currently understood, would be as follows:

	Existing Transmission		New Transmission
	PTF	Non-PTF	PTF (1)	Non-PTF
2/1/05 to 10/30/06	10.70%	10.20%	11.70%	10.20%
10/31/06 and forward	11.44%	10.94%	12.44%	10.94%

(1) ROE available for new PTF transmission projects which are identified as necessary by ISO-NE in its regional planning process.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

With the issuance of this decision, UI’s preliminary analysis indicates that the approved ROEs will result in customer refunds of approximately $3.3 million. This covers the period from February 1, 2005 through September 30, 2006. Correspondingly, these refunds will also result in a reduction to net income of approximately $1.9 million. These entries have been recorded in the third quarter of 2006. UI expects to administer such refunds on a prospective basis. The FERC decision is complex and subject to interpretation and clarification. UI, with its legal counsel, will continue to evaluate the impact of this decision and will revise these entries, if necessary, in the fourth quarter of 2006, depending on the outcome of its final evaluation.

Other Transmission

On May 31, 2006, Northeast Utilities (NU) filed proposed amendments to its local transmission service tariff at the FERC. The proposed revisions would have the effect of charging UI customers a prorated portion of the construction cost of NU’s Bethel to Norwalk 345KV transmission line that ISO-NE deems not justified to be included in the New England regional transmission rate. On June 21, 2006, UI filed a motion at the FERC protesting on the grounds that UI’s customers neither caused nor benefit from these costs. On July 28, 2006, the FERC approved the NU filing. UI has filed to seek rehearing. If the FERC ultimately decides in NU’s favor, and FERC’s decision is ultimately upheld, these costs will be included in UI’s local transmission tariff and, therefore, recovered through rates.

(D) SHORT-TERM CREDIT ARRANGEMENTS

UIL Holdings has a money market loan arrangement with JPMorgan Chase Bank. This is an uncommitted short-term borrowing arrangement under which JPMorgan Chase Bank may make loans to UIL Holdings for fixed maturities from one day up to six months. JPMorgan Securities, Inc. acts as an agent and sells the loans to investors. The fixed interest rates on the loans are determined based on conditions in the financial markets at the time of each loan. As of September 30, 2006, UIL Holdings did not have any short-term borrowings outstanding under this arrangement.

On July 29, 2004, UIL Holdings entered into a revolving credit agreement with a group of banks that extends to July 28, 2007 (Revolving Credit Agreement). The borrowing limit of this facility is $100 million. The facility permits UIL Holdings to borrow funds at a fluctuating interest rate determined by the prime lending market in New York, and also permits UIL Holdings to borrow money for fixed periods of time specified by UIL Holdings at fixed interest rates determined by the Eurodollar inter-bank market in London (LIBOR). If a material adverse change in the business, operations, affairs, assets or condition, financial or otherwise, or prospects of UIL Holdings and its subsidiaries, on a consolidated basis, should occur, the banks may decline to lend additional money to UIL Holdings under this revolving credit agreement, although borrowings outstanding at the time of such an occurrence would not necessarily then become due and payable. As of September 30, 2006, UIL Holdings did not have any short-term borrowings outstanding under this arrangement. UIL Holdings amended its Revolving Credit Agreement, effective March 30, 2006, to define consolidated net income without regard to any reduction in net income resulting from any impairment of goodwill in connection with a decision by UIL Holdings to divest of Xcelecom or its subsidiaries.

Xcelecom has a revolving credit agreement with a bank that extends to the earlier of June 30, 2007 and the date on which UIL Holdings’ divestiture of Xcelecom is substantially completed. In connection with an amendment of this agreement, dated as of July 28, 2006, UIL Holdings has guaranteed Xcelecom’s obligations under the agreement. This agreement provides for a $20 million revolving loan facility available to meet working capital needs and to support standby letters of credit issued by Xcelecom in the normal course of its business (such amount to be reduced as UIL Holdings’ divestiture of Xcelecom is completed), and to meet capital equipment needs of up to $1 million. Capital equipment loans under this facility can be converted to amortizing term loans with a maturity of up to four years. This agreement also provides for the payment of interest at a rate, at the option of Xcelecom, based on the agent bank’s prime interest rate or LIBOR. As of September 30, 2006, there was $3.0 million outstanding under the revolving working capital balance under this facility. Xcelecom had $0.2 million of capital equipment funding that had been converted to term notes outstanding and standby letters of credit of $3.8 million outstanding at September 30, 2006 under the facility.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

(E) INCOME TAXES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In Thousands)		(In Thousands)
Income tax expense for continuing operations consists of:
Income tax provisions (benefit):
Current
Federal	$14,673	$10,648	$35,560	$18,758
State	2,874	2,336	8,783	4,208
Total current	17,547	12,984	44,343	22,966
Deferred
Federal	(7,685)	1,143	(12,278)	2,294
State	(626)	95	(2,541)	5
Total deferred	(8,311)	1,238	(14,819)	2,299

Investment tax credits	(37)	(113)	(110)	(338)

Total income tax expense	$9,199	$14,109	$29,414	$24,927

Income tax components charged as follows:
Operating tax expense	$14,317	$14,826	$26,659	$27,590
Non-operating tax expense (benefit)	(5,291)	(742)	(5,002)	(777)
Equity investments tax (benefit)	173	25 538)	7,757	(1,886)

Total income tax expense	$9,199	$14,109	$29,414	$24,927

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

Differences in the treatment of certain transactions for book and tax purposes occur which cause the rate of UIL Holdings’ reported income tax expense to differ from the statutory tax rate described above. The effective book income tax rates for the three and nine months ended September 30, 2006 were 23.7% and 34.2%, respectively, as compared to 43.1% and 46.8% for the three and nine months ended September 30, 2005. The decrease in the 2006 effective book income tax rates from the rates for the 2005 periods is primarily due to: (1) the reversal of accumulated deferred investment tax credits (ADITC) and excess deferred federal income taxes (EDFIT) based on the IRS private letter ruling, See “Note (C) - Tax Credits Related to the Sale of Generation.” (2) differences in the amount of book depreciation in excess of non-normalized tax depreciation, and (3) non-recurring adjustments to deferred income tax reserves primarily associated with bond redemption premiums and expenses that were recorded during the first nine months of 2005.

The 2006 nine month effective book income tax rate is lower than the 2006 effective statutory tax rate due primarily to the reversal of $6.5 million in ADITC and EDFIT based on the IRS private letter ruling. See “Note (C) - Tax Credits Related to the Sale of Generation.”

For federal income tax purposes, any capital losses that UIL Holdings may incur associated with the planned divestiture of Xcelecom are expected to be applied against previously incurred capital gains totaling approximately $101 million from the prior sales of American Payment Systems in June 2004, its ownership interest in Cross-Sound in February 2006, and its ownership interest in Bridgeport Energy in March 2006.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

For state income tax purposes, UIL Holdings is not able to recognize any state income tax benefits for capital losses associated with the divestiture of Xcelecom incurred during the first nine months of 2006. As a result, UIL Holdings has recorded a valuation allowance of $3.3 million associated with future state income tax benefits from capital losses in connection with which the realization is uncertain as of September 30, 2006. These future state income tax benefits may be recognized over the course of the next five years to the extent that capital gains are realized by Xcelecom.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

(F) SUPPLEMENTARY INFORMATION

(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In Thousands)		(In Thousands)
Operating Revenues
Utility
Retail	$236,427	$240,692	$597,957	$593,900
Wholesale	7,469	11,311	22,266	24,066
Other	17,244	7,439	40,931	14,305
Non-utility businesses
Other	4	5	13	14
Total Operating Revenues	$261,144	$259,447	$661,167	$632,285

Fuel and Energy
Fuel and Energy	$130,088	$136,401	$340,408	$336,265
Purchase Power above market fuel expense credit (1)	(5,389)	(5,482)	(15,992)	(16,268)
Total Fuel and Energy	$124,699	$130,919	$324,416	$319,997

Depreciation and Amortization
Utility property, plant, and equipment depreciation	$7,888	$7,799	$23,342	$22,838
Amortization of nuclear plant regulatory assets	7,459	8,713	14,296	15,660
Amortization of purchase power contracts (1)	5,389	5,482	15,992	16,268
Amortization of other CTA regulatory assets	-	-	-	(156)
Subtotal CTA Amortization	12,848	14,195	30,288	31,772
Amortization of intangibles	-	7	4	36
Amortization of other regulatory assets	329	23	928	67
Total Amortization	13,177	14,225	31,220	31,875
Total Depreciation and Amortization	$21,065	$22,024	$54,562	$54,713

Taxes - Other than Income Taxes
Operating:
Connecticut gross earnings	$9,126	$8,970	$22,255	$20,848
Local real estate and personal property	2,498	2,477	7,692	7,567
Payroll taxes	992	1,033	3,655	3,628
Total Taxes - Other than Income Taxes	$12,616	$12,480	$33,602	$32,043

Other Income (Deductions), net
Interest income	$1,395	$540	$3,157	$1,555
Allowance for funds used during construction	902	722	2,544	2,045
C&LM incentive	289	229	596	646
GSC procurement fees	943	802	2,242	2,084
ISO load response, net	1,092	405	2,017	1,021
Miscellaneous other income and (deductions) - net	195	(88)	452	(149)
Total Other Income (Deductions), net	$4,816	$2,610	$11,008	$7,202

Other Interest, net
Notes payable	$-	$229	$151	$467
Other	374	526	949	783
Total Other Interest, net	$374	$755	$1,100	$1,250

(1) The amortization of this regulatory asset is a cash neutral item, as there is an offsetting liability which is relieved through a credit to fuel and energy expense.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

(G) PENSION AND OTHER BENEFITS

The United Illuminating Company Pension Plan (the “Pension Plan”) covers the majority of employees of UIL Holdings and UI and certain management employees of Xcelecom, in each case other than newly hired employees as described below in this Note (G). Xcelecom employees no longer accrue benefits under the Pension Plan, but any benefits accrued to them through December 2003 remain in the Pension Plan. UI also has a non-qualified supplemental pension plan for certain employees and a non-qualified retiree-only pension plan for certain early retirement benefits.

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

In addition to providing pension benefits, UI also provides other post-retirement benefits (OPEB), consisting principally of health care and life insurance benefits, for retired employees and their dependents. Employees who are 55 years of age and whose sum of age and years of service at time of retirement is equal to or greater than 65 are eligible for benefits partially subsidized by UI. The amount of benefits subsidized by UI is determined by age and years of service at retirement. In the first nine months of 2006, UI contributed $1.8 million to a 401(h) account in connection with the Pension Plan to fund OPEB for UI’s non-union employees. In addition, UI expects to contribute approximately $5.3 million to the Voluntary Employees’ Benefit Association (VEBA) in the fourth quarter, to provide additional OPEB funding for non-union employees.

There is potential variability in the calculation of OPEB plan expenses depending on changes in certain assumptions: if there is a 0.25% change in the discount rate used, the OPEB plan expenses would increase or decrease inversely by $0.2 million; if there is a 1% change in the expected return on VEBA assets, the OPEB plan expenses would increase or decrease inversely by $0.2 million.

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

In the third quarter, certain changes were made to the Pension Plan pursuant to which all employees who are participants in the Pension Plan were given the opportunity to elect whether to continue to earn benefits under the Pension Plan or, instead, to stop earning benefits under the Pension Plan and begin earning additional benefits under the KSOP. If an employee elects to earn benefits under the KSOP, any benefits earned under the Pension Plan will continue to be held in trust, and will be paid when the employee retires or terminates service. The election is available to employees from November 1, 2006 through December 15, 2006.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

The following tables represent the components of net periodic benefit cost for pension and OPEB for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,
	Pension Benefits		Other Post-retirement Benefits
	2006	2005	2006	2005
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$1,760	$1,582	$319	$245
Interest cost	4,635	4,495	864	776
Expected return on plan assets	(5,966)	(5,565)	(409)	(380)
Amortization of:
Prior service costs	263	246	(32)	(45)
Transition obligation (asset)	-	(131)	265	265
Actuarial (gain) loss	1,889	1,589	564	418
Net periodic benefit cost	$2,581	$2,216	$1,571	$1,279

The following actuarial weighted average assumptions were used in calculating net periodic benefit cost:
Discount rate	5.50%	5.75%*	5.50%	5.75%*
Average wage increase	4.40%	4.50%	N/A	N/A
Return on plan assets	8.25%	8.00%	8.25%	8.00%
Pre-65 health care trend rate (current yr)	N/A	N/A	11.00%	12.00%
Pre-65 health care trend rate (2012+)	N/A	N/A	5.50%	5.50%
Post-65 health care trend rate (current yr)	N/A	N/A	6.00%	6.50%
Post-65 health care trend rate (2008+)	N/A	N/A	5.00%	5.00%

N/A - not applicable.
*5% discount rate used at June 30, 2005 for non-qualified plan.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

	Nine Months Ended September 30,
	Pension Benefits		Other Post-retirement Benefits
	2006	2005	2006	2005
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$5,282	$4,728	$955	$735
Interest cost	13,905	13,485	2,592	2,340
Expected return on plan assets	(17,897)	(16,694)	(1,227)	(1,139)
Amortization of:
Prior service costs	789	776	(96)	(135)
Transition obligation (asset)	-	(393)	794	794
Actuarial (gain) loss	5,665	4,748	1,691	1,249
Settlements, curtailments and special termination benefits	-	488	-	37
Net periodic benefit cost	$7,744	$7,138	$4,709	$3,881

The following actuarial weighted average assumptions were used in calculating net periodic benefit cost:
Discount rate	5.50%	5.75%*	5.50%	5.75%*
Average wage increase	4.40%	4.50%	N/A	N/A
Return on plan assets	8.25%	8.00%	8.25%	8.00%
Pre-65 health care trend rate (current yr)	N/A	N/A	11.00%	12.00%
Pre-65 health care trend rate (2012+)	N/A	N/A	5.50%	5.50%
Post-65 health care trend rate (current yr)	N/A	N/A	6.00%	6.50%
Post-65 health care trend rate (2008+)	N/A	N/A	5.00%	5.00%

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

(J) COMMITMENTS AND CONTINGENCIES

Other Commitments and Contingencies

Connecticut Yankee Atomic Power Company

UI has a 9.5% stock ownership share in the Connecticut Yankee Atomic Power Company (Connecticut Yankee), the carrying value of which was $4.0 million as of September 30, 2006. On December 4, 1996, the Board of Directors of Connecticut Yankee voted unanimously to retire the Connecticut Yankee nuclear plant (the “Connecticut Yankee Unit”) from commercial operation. A decision by the FERC that became effective on August 1, 2000 allows Connecticut Yankee to collect, through the power contracts with the unit’s owners, the FERC-approved decommissioning costs, other costs associated with the permanent shutdown of the Connecticut Yankee Unit, the unrecovered investment in the Connecticut Yankee Unit, and a return on equity of 6%. Connecticut Yankee may recover 9.5% of these costs from UI. As of the end of September 2006, the decommissioning project is approximately 96% complete and the physical component of that work is expected to be completed in the first quarter of 2007.

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

Connecticut Yankee updates its cost to decommission the unit at least annually, and more often as needed, and provides UI with a projected recovery schedule depicting annual costs expected to be billed to UI, including a return on investment over the term of the projected recovery period. The present value of these costs is calculated using UI’s weighted average cost of capital and, after consideration of recoverability, recorded as a Connecticut Yankee Contract Obligation and a corresponding regulatory asset. At September 30, 2006, UI has regulatory approval to recover in future rates (through the CTA) $6.9 million of its regulatory asset for Connecticut Yankee over a term ending in 2007. The remaining portion of the regulatory asset, as of September 30, 2006, was $27.9 million, which consists of costs subject to a regulatory review and approval process and reflects the present value of the revenue requirements to fund the increased costs described in the following paragraphs. The regulatory review and approval process may extend the recovery period beyond 2007. Although UI believes full regulatory recovery is probable, because these costs are similar in nature to the costs for which UI already has regulatory approval to recover in future rates, the actual amounts subject to recovery may be different.

Current Cost Estimate

As part of Connecticut Yankee’s April 2000 rate case settlement with the FERC (2000 FERC Settlement), remaining decommissioning costs were estimated at $436 million. The original estimate was updated in November 2002 to increase the estimated decommissioning costs by approximately $130 million. The $130 million increase stemmed primarily from additional security costs, increased insurance costs and other factors. In December 2003, the estimate was increased by an additional $265 million, reflecting the fact that Connecticut Yankee is now directly managing the work necessary to complete decommissioning of the plant following termination in July 2003 of the contractor that had been managing such work. Consequently, the total current cost estimate of approximately $831 million (2003 Estimate) represents an aggregate increase of approximately $395 million over the 2000 FERC Settlement amount. The above financial information has been adjusted to 2003 dollars. UI’s share of the estimated increased cost of $395 million over the 2000 FERC Settlement amount is approximately $37.5 million. The 2000 FERC Settlement specified that if Connecticut Yankee’s costs for the physical decommissioning of the plant exceeded a specified level, then, subject to certain conditions, Connecticut Yankee would not bill its wholesale purchasers for 10 percent of the overage, up to a maximum of $10 million, even if the higher costs were prudently incurred. Connecticut Yankee has determined that although neither the regulatory proceeding nor the physical decommissioning of the plant are complete, it can no longer conclude that it is probable that it will recover this $10 million portion of the decommissioning costs in its wholesale decommissioning charges. Connecticut Yankee recognized the after-tax impact of $6 million as a reduction in its equity in the second quarter of 2006. UI’s share of this write-off is approximately $0.3 million on an after tax basis. The balance of the increased costs will not impact current period earnings, because the amounts will be deferred on UI’s balance sheet pending resolution of the litigation and regulatory proceedings described herein. Ultimately, if this issue is resolved favorably, the costs will be recovered in rates and therefore would not have a financial impact on UI’s results of operations. If the outcome is not favorable, there could be a material negative impact to UI’s results of operations.

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

Following post-hearing briefs, the ALJ issued an Initial Decision on November 22, 2005. The Initial Decision found that Connecticut Yankee acted prudently in all respects and denied all prudence-related claims for disallowance of decommissioning costs. The only adjustment to Connecticut Yankee’s decommissioning charges required by the Initial Decision relates to the escalation rate, which is the factor used to translate the 2003 Estimate, which is stated in constant 2003 dollars, into spending projections and decommissioning charges. The Initial Decision found that Connecticut Yankee should recalculate its decommissioning charges to reflect a lower escalation rate. The Initial Decision is subject to review by the FERC.

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

Settlement Agreement

On August 15, 2006, Connecticut Yankee submitted to the FERC a settlement agreement in connection with the above-referenced Connecticut Yankee FERC rate case proceedings. The agreement is jointly sponsored by the DPUC, OCC, the Maine Public Advocate and the Maine Public Utilities Commission. If accepted by the Commission, this Settlement Agreement would resolve all of the issues raised in these proceedings, including, (a) Connecticut Yankee’s filing of increased decommissioning charges and charges for pension and post-employment benefit other than pension (PBOP) expenses; (b) the DPUC’s and OCC’s request for a declaratory order noted above, and the related petition for review; (c) the rights and obligations of the parties under incentive mechanisms contained in the 2000 FERC Settlement that requires the disallowance of $10 million of decommissioning costs (See discussion in “Current Cost Estimate” section above); (d) Connecticut Yankee’s reflection in its decommissioning

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

trust fund and its wholesale decommissioning charges of the net proceeds it received in the settlement of the civil litigation with Bechtel; (e) Connecticut Yankee’s recovery in its wholesale rates of the costs of completing the decontamination and dismantlement (D&D) phase of the decommissioning of the Plant; and (f) Connecticut Yankee’s payment of dividends and return of equity capital to its shareholders and its right to earn a return on equity on the remaining equity capital. In particular, and without limiting the generality of the foregoing, the Settlement Agreement resolves any claims that Connecticut Yankee incurred D&D costs imprudently. The Commission has not yet responded to the submittal.

DOE Litigation

The new estimates described above relate in part, to spent fuel storage, and could be affected by the outcome of an ongoing dispute between the DOE and several utilities and states. Under the Nuclear Waste Policy Act of 1982 (the “Act”), the DOE is required to design, license, construct and operate a permanent repository for high-level radioactive waste and spent nuclear fuel. The Act requires the DOE to provide for the disposal of spent nuclear fuel and high-level waste from commercial nuclear plants through contracts with the owners. In return for payment of established disposal fees, the federal government was required to take title to and dispose of the utilities’ high-level waste and spent nuclear fuel beginning no later than January 1998. After the DOE announced that its first high-level waste repository will not be in operation earlier than 2010, several utilities and states obtained a judicial declaration that the DOE has a statutory responsibility to take title to and dispose of high-level waste and spent nuclear fuel beginning in January 1998. Although the federal government now concedes that its failure to begin disposing of high-level waste and spent nuclear fuel in January 1998 constituted a breach of contract, it continues to dispute that the entities with which it had contracts are entitled to damages. Connecticut Yankee, together with two other New England-based owners of retired nuclear generating plants, is seeking recovery of damages stemming from the breach by the DOE under the 1983 contracts that were mandated by the U.S. Congress under the High Level Waste Act for purposes of disposal of spent fuel and high-level waste, including greater than class C waste (GTCC).

The amount of the claim for damages incurred through 2010, net of adjustments made as part of the trial record, is approximately $186 to $198 million, depending on the discount rate applied. In addition, incremental continuing damages that will be incurred for periods beyond 2010 are being sought based on an annual dollar value. The 2003 Estimate discussed above does not include an allowance for recovery of damages in this matter. The Department of Justice submitted a motion to the court during the damage trial which raises the issue of whether Connecticut Yankee’s pre-1983 spent fuel fee obligation of approximately $155 million should be treated as an offset to any payment of damages. On October 4, 2006, the Court released a judgment in the amount of $34.2 million.

The decision awards Connecticut Yankee the above stated damages for spent fuel storage related costs that it incurred through 2001. Connecticut Yankee had sought $37.7 million of damages through the same period and is still evaluating whether it will seek an appeal.

Since it is expected that the DOE will seek an appeal, Connecticut Yankee has not recognized the damage award on its books. Connecticut Yankee’s FERC settlement requires such damage awards once realized, net of litigation expenses and taxes, to be applied to decommissioning costs and then credited to ratepayers.

The decision, if upheld, establishes the DOE’s responsibility for reimbursing Connecticut Yankee for its actual costs through 2001 for the construction of the independent spent fuel storage installation (ISFSI). Although the decision leaves open the question regarding damages in subsequent years, the decision does support future claims for the remaining ISFSI construction costs. The decision also awards Connecticut Yankee all costs of re-racking completed in 1996. The decision denies Connecticut Yankee wet fuel storage costs for the period through 2001 and calls into question claims for subsequent operational costs until a future time period. The order bases these conclusions on findings that Connecticut Yankee would have had to incur fuel storage costs for some time period beyond 2001 and therefore did not incur these during the period through 2001 as a result of the Government’s failure to remove fuel.

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

Hydro-Quebec

UI is a participant in the Hydro-Quebec (HQ) transmission tie facility linking New England and Quebec, Canada. UI has a 5.45% participating share in this facility, which has a maximum 2000 megawatt equivalent generation capacity value. UI furnished a guarantee for its participating share of the debt financing for one phase of this facility in April 1991, in the amount of $11.7 million. The amount of this guarantee is reduced monthly, proportionate with principal paid on the underlying debt. As of September 30, 2006, the amount of UI’s guarantee for this debt totaled approximately $2.7 million.

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

Site Decontamination, Demolition and Remediation Costs

On June 16, 2006, UI announced its agreement with the City of Bridgeport and its Redevelopment Authority (the “City”) for the transfer of title to UI’s Steel Point property to the City and settlement of all claims against the City with respect to relocation of a substation and repair/replacement of a bulkhead, in exchange for payment to UI of $14.9 million, which represents the commercial value of the property and cost to replace the bulkhead. Pursuant to a Memorandum of Understanding among UI, the City of Bridgeport, and the City’s selected developer for the property (MOU), the City must also provide to UI, within one year and free of charge, a substation site within a reasonable proximity to the Steel Point property. On July 12, 2006, the DPUC approved the proposed transfer of property and all of the terms of the MOU. The DPUC also accepted the proposed ratemaking treatment submitted by UI with respect to the property, the substation, and the bulkhead, which provides for UI to recover costs related to the Steel Point property through the CTA, subject to DPUC approval in the annual CTA/SBC reconciliation filing. The MOU provides for the filing of a stipulated judgment incorporating the MOU’s terms in the eminent domain proceeding currently pending in the Connecticut Superior Court, and for title to the property to transfer as part of that judgment upon the City’s payment of $10.3 million, with the remaining $4.6 million to be paid by June 30, 2007.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

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

In June 2006, UI reached a settlement agreement with EPMI under which UI paid $7.9 million to fully settle all of EPMI’s claims, and in return received a claim of $7.9 million as a general-creditor in EPMI’s bankruptcy proceeding. UI then entered into a separate agreement with an investment banking firm to sell UI’s general-creditor claim against EPMI for $5.7 million. The net effect of these two transactions reduced UI’s previously established reserve from $8.2 million to $6.0 million. The remaining balance in the reserve has been applied to the benefit of customers through the CTA.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

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

UI has not paid the assessment on the basis that it believes its claim to be meritorious and, on October 18, 2005, filed a lawsuit with the Superior Court for the State of Connecticut in order to appeal the DRS’s ruling. Because this issue has not been previously adjudicated, UI has recorded a reserve of $1.2 million, of which $0.4 million was recorded in the third quarter of 2006, representing UI’s total estimated liability for additional tax and interest covering: (1) the original audit period of July 1, 1998 through December 31, 2000; (2) a subsequent audit period of July 1, 2001 through June 30, 2004; and (3) the unaudited period of July 1, 2004 through September 30, 2006.

On April 17, 2006, the DRS filed a petition with the DPUC with respect to this matter, specifically seeking a declaratory ruling from the DPUC as to its position regarding the applicability of the gross earnings tax statutes for periods on and after January 1, 2000 to the three specific categories of revenue in question noted above. On August 30, 2006, the DPUC issued its final decision which stated that although the applicable tax statute does not fall within the DPUC’s jurisdiction, the DPUC reads the language of the applicable tax statute as referring to “all income of an electric distribution company that is subject to being regulated by the Department for the purposes of setting rates,” in which the specific categories of revenue would be included as being taxable for gross earnings tax purposes. UI disagrees with this interpretation of the applicable tax statute and, as mentioned above, is contesting the DRS’s ruling vigorously in the Superior Court of the State of Connecticut.

Cross-Sound Cable Company, LLC

On February 27, 2006, UIL Holdings and UCI completed the sale of UCI’s 25% ownership interest in Cross-Sound to Babcock & Brown Infrastructure Ltd. The gross proceeds were approximately $53.2 million in exchange for UCI’s equity interest in Cross-Sound and the repayment of a loan made by UIL Holdings to Cross-Sound.

After completion of the sale transaction, UIL Holdings and UCI continue to provide two guarantees, in original amounts of $2.5 million and $1.3 million, in support of guarantees by Hydro-Quebec (HQ), the former majority owner of Cross-Sound, to third parties in connection with the construction of the project. Babcock & Brown is obligated to indemnify Hydro-Quebec from liabilities incurred under the existing guarantees and post a letter of credit in favor of Hydro-Quebec. Accordingly, in the event Hydro-Quebec is called on to perform on the guarantees, UIL Holdings expects that Hydro-Quebec would first seek recovery from Babcock & Brown before requiring UIL Holdings and UCI to perform under its guarantees.

The $2.5 million guarantee supports an HQ guarantee to the Long Island Power Authority (LIPA) to provide for damages in the event of a delay in the date of achieving commercial operation of the Cross-Sound Cable. There had been a delay in achieving the originally agreed upon date of commercial operation, primarily due to a Connecticut legislative moratorium on installing new gas and utility lines across Long Island Sound, which precluded the CDEP from considering applications related to submarine cables under Long Island Sound. UCI believes action or inaction of governmental, regulatory or judicial bodies qualify as events beyond its control and performance under the guarantee is not required. Further, on June 24, 2004, Cross-Sound executed a settlement agreement allowing for

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

immediate commercial operation of the cable. Although retaining commercial operating status is contingent upon the satisfaction of certain provisions of the settlement agreement, UIL Holdings expects commercial operating status to be maintained and, accordingly, it has not recorded a liability related to this guarantee in its Consolidated Balance Sheet as of September 30, 2006.

The $1.3 million guarantee supports an agreement under which Cross-Sound is providing compensation to shell fishermen for their losses, including loss of income, incurred as a result of the installation of the cable (Shellfish Agreement). The payments to the fishermen are being made over a 10-year period, and the obligation under this guarantee reduces proportionately with each payment made. As of September 30, 2006, the remaining amount of the guarantee was $1.1 million. UIL Holdings has completed a probability weighted analysis based on the likelihood of certain events occurring that would cause UIL Holdings to be required to perform under this guarantee. This analysis resulted in a liability amount that was inconsequential, and, accordingly, UIL Holdings has not recorded a liability related to this guarantee in its Consolidated Balance Sheet as of September 30, 2006.

United Bridgeport Energy, Inc.

UBE held a 33 1/3% ownership interest in Bridgeport Energy LLC (BE), the owner of a gas-fired 520 MW merchant wholesale electric generating facility located in Bridgeport, Connecticut. On March 28, 2006, UBE sold that interest to the majority owner in exchange for $71 million and a release of all claims by the parties.

Discontinued Operations

Xcelecom has a revolving credit agreement with a bank that extends to the earlier of June 30, 2007 and the date on which UIL Holdings’ divestiture of Xcelecom is substantially completed. In connection with an amendment of this agreement, dated as of July 28, 2006, UIL Holdings has guaranteed Xcelecom’s obligations under the agreement. This agreement provides for a $20 million (reduced to $15 million on September 30, 2006 pursuant to the terms of the agreement) revolving loan facility available to meet working capital needs and to support standby letters of credit issued by Xcelecom in the normal course of its business (such amount to be reduced as UIL Holdings’ divestiture of Xcelecom is completed), and to meet capital equipment needs of up to $1 million. Capital equipment loans under this facility can be converted to amortizing term loans with a maturity of up to four years. This agreement also provides for the payment of interest at a rate, at the option of Xcelecom, based on the agent bank’s prime interest rate or LIBOR. As of September 30, 2006, there was $3.0 million outstanding under the revolving working capital balance under this facility. Xcelecom had $0.8 million of capital equipment funding that had been converted to term notes outstanding and standby letters of credit of $3.8 million outstanding at September 30, 2006 under the facility.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

(M) SEGMENT INFORMATION
(In Thousands)
	For the three months ended September 30, 2006			For the nine months ended September 30, 2006
		Eliminations			Eliminations
	UI	And Other	Total	UI	And Other	Total
Operating Revenues	$261,140	$4	$261,144	$661,154	$13	$661,167
Fuel and Energy	124,699	-	124,699	324,416	-	324,416
Operation and maintenance	61,959	1,112	63,071	169,489	4,638	174,127
Depreciation and amortization	21,064	1	21,065	54,557	5	54,562
Taxes - other than income taxes	12,602	14	12,616	33,587	15	33,602
Operating Income (Loss)	40,816	(1,123)	39,693	79,105	(4,645)	74,460

Other Income and (Deductions), net	3,591	1,225	4,816	8,298	2,710	11,008
Interest Charges, net	5,026	1,073	6,099	14,504	3,834	18,338

Income (Loss) Before Sale of Equity Investments, Income Taxes, Equity Earnings and Discontinued Operations	39,381	(971)	38,410	72,899	(5,769)	67,130
Gain on Sale of Equity Investments	-	-	-	-	18,908	18,908
Income (Loss) Before Income Taxes, Equity Earnings and
Discontinued Operations	39,381	(971)	38,410	72,899	13,139	86,038
Income Taxes	9,596	(397)	9,199	23,854	5,560	29,414
Income (Loss) Before Equity Earnings and Discontinued Operations	29,785	(574)	29,211	49,045	7,579	56,624
Income (Loss) from Equity Investments	446	-	446	(369)	473	104
Income (Loss) from Continuing Operations	30,231	(574)	29,657	48,676	8,052	56,728
Discountinued Operations, Net of Tax	-	(17,858)	(17,858)	-	(79,717)	(79,717)
Net Income (Loss)	$30,231	$(18,432)	$11,799	$48,676	$(71,665)	$(22,989)

	For the three months ended September 30, 2005			For the nine months ended September 30, 2005
		Eliminations			Eliminations
	UI	And Other	Total	UI	And Other	Total
Operating Revenues	$259,442	$5	$259,447	$632,271	$14	$632,285
Fuel and Energy	130,919	-	130,919	319,997	-	319,997
Operation and maintenance	56,612	1,193	57,805	151,760	4,404	156,164
Depreciation and amortization	22,016	8	22,024	54,676	37	54,713
Taxes - other than income taxes	12,480	-	12,480	32,040	3	32,043
Operating Income (Loss)	37,415	(1,196)	36,219	73,798	(4,430)	69,368

Other Income and (Deductions), net	2,441	169	2,610	6,571	631	7,202
Interest Charges, net	4,688	1,612	6,300	13,332	4,656	17,988

Income (Loss) Before Sale of Equity Investments, Income Taxes, Equity Earnings and Discontinued Operations	35,168	(2,639)	32,529	67,037	(8,455)	58,582
Gain on Sale of Equity Investments	-	-	-	-	-	-
Income (Loss) Before Income Taxes, Equity Earnings and
Discontinued Operations	35,168	(2,639)	32,529	67,037	(8,455)	58,582
Income Taxes	15,169	(1,060)	14,109	30,266	(5,339)	24,927
Income (Loss) Before Equity Earnings and Discontinued Operations	19,999	(1,579)	18,420	36,771	(3,116)	33,655
Income (Loss) from Equity Investments	71	(6)	65	192	(4,921)	(4,729)
Income (Loss) from Continuing Operations	20,070	(1,585)	18,485	36,963	(8,037)	28,926
Discountinued Operations, Net of Tax	-	(33)	(33)	-	(3,887)	(3,887)
Net Income (Loss)	$20,070	$(1,618)	$18,452	$36,963	$(11,924)	$25,039

		Eliminations
	UI	And Other (1)	Total
Total Assets at September 30, 2006	$1,470,917	$211,943	$1,682,860

Total Assets at December 31, 2005	$1,466,356	$332,699	$1,799,055

(1) includes assets of discontinued operations.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

(O) RELATED PARTY TRANSACTIONS

Arnold L. Chase, a Director of UIL Holdings since June 28, 1999, holds a beneficial interest in the building located at 157 Church Street, where UI leases office space for its corporate headquarters. UI’s lease payments for this office space for the nine months ended September 30, 2006 and 2005 totaled $7.4 million and $7.1 million, respectively and for the three months ended September 30, 2006 and 2005 totaled $2.5 million and $2.4 million, respectively.

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

(P) DISCONTINUED OPERATIONS

On April 26, 2006, UIL Holdings announced its intention to divest its wholly-owned subsidiary, Xcelecom, completing its corporate strategic realignment to focus on its regulated electric utility, UI. In accordance with the requirements of SFAS No. 142, this event triggered a review for goodwill impairment based upon a reduction in the estimated fair value of Xcelecom below its carrying amount. As a result, a pretax goodwill impairment charge of $85.0 million was recorded during the first quarter of 2006 based upon UIL Holdings’ intent to divest, estimates of fair value as determined by an outside advisory firm, and indicative third party bids.

A pre-tax impairment charge of $24.8 million was recorded in the third quarter of 2006 to bring the carrying value of the remaining Xcelecom businesses in line with their estimated fair value based on indicative third party bids.

On June 22, 2004, UIL Holdings completed the sale of American Payment Systems, Inc. (APS) to CheckFree Corporation (CheckFree), a leading provider of financial electronic commerce services and products, pursuant to the purchase agreement entered into between the parties on December 16, 2003. In 2005, CheckFree elected to treat its purchase of APS as an asset purchase for tax purposes rather than as a stock purchase. The resulting adjustment from the evaluation of the treatment of this tax election, along with additional third party costs associated with the preparation of the final APS tax returns, lowering the overall gain on the sale of APS by $0.1 million, was recognized in the third quarter of 2005 upon the filing of the final 2004 APS tax returns.

In accordance with the provisions of SFAS No. 144, the results of Xcelecom and APS for the three and nine months ended September 30, 2006 and 2005 have been reported as discontinued operations in the accompanying Consolidated Statement of Income (Loss), and as discontinued operations held for sale in the Consolidated Balance Sheet as of September 30, 2006 and December 31, 2005.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

A summary of the discontinued operations of Xcelecom and APS follows (in thousands):

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005

Net operating revenues	$88,537	$109,944	$284,105	$295,533
Operating income (loss)	$(3,050)	$559	(103,802)	$(7,655)
Income (loss) before income taxes	$(26,462)	$103	$(127,646)	$(6,574)
Income (taxes) benefit	8,031	(34)	47,865	2,789
Income (loss) from discontinued operations, net of tax, excluding gain (loss) on sale	$(18,431)	$69	$(79,781)	$(3,785)
Loss on sale of APS, net of tax	-	(102)	-	(102)
Gain on sale of Government Center Thermal Energy Partnership, net of tax	-	-	705	-
Loss on sale of subsidiary, M.J. Daly & Sons, Incorporated, net of tax	(174)	-	(1,388)	-
Gain on sale of subsidiary, the Systems Integration companies, net of tax	747		747
Net loss from discontinued operations	$(17,858)	$(33)	$(79,717)	$(3,887)

Xcelecom, through one of its subsidiaries, filed suit in New Jersey Superior Court against M. J. Paquet (Paquet), a general contractor doing business in the state of New Jersey, and Paquet’s surety, United States Fidelity & Guaranty Company. Paquet was the general contractor on a completed project for the New Jersey Department of Transportation and one of Xcelecom’s subsidiaries was the electrical subcontractor on the project. Xcelecom alleged in its suit, among other causes of action, breach of contract, failure to comply with New Jersey’s Prompt Pay Act, and breach of trust. Xcelecom sought to recover approximately $2.4 million in overdue payments, plus damages for delay and failure by Paquet to comply with New Jersey state law. Paquet had asserted numerous defenses to the suit, as well as various counterclaims. In June 2006, a settlement agreement was reached in which Xcelecom received $2.2 million for release of all claims, resulting in an immaterial impact on net income.

Xcelecom is contingently liable to sureties with respect to performance and payment bonds issued by sureties, all relating to construction projects entered into in the normal course of business. These bonds provide a guarantee to the customer that Xcelecom will perform under the terms of a contract and that it will pay subcontractors and vendors. If Xcelecom fails to perform under a contract or to pay subcontractors or vendors, the customer may demand that the surety make payments or provide services under the bond. Xcelecom must reimburse the surety for any expenses or outlays it incurs. Xcelecom has maintained a relationship with its primary surety since 1999. To date, Xcelecom has not had any situation in which any of its sureties has been required to incur expenses on Xcelecom’s behalf. As of September 30, 2006, sureties had issued bonds for the account of Xcelecom in the aggregate amount of approximately $203.1 million. The expected cost to complete projects covered by such surety bonds was approximately $61.6 million as of September 30, 2006.

UIL Holdings indemnifies the respective surety bond companies against any exposure under the bonds described above. The purpose of UIL Holdings’ indemnity is to allow Xcelecom to obtain bonding at competitive rates. In the event that Xcelecom does not fulfill its obligations in relation to its bonded contracts or obligations, UIL Holdings may be required to make payments under its indemnification agreements with Xcelecom’s sureties. The majority of these contingent commitments will expire within the next 12 months, but UIL Holdings will continue to enter into surety bond indemnification arrangements for Xcelecom in the future, as necessary. As noted above, since Xcelecom’s inception, sureties have never been required to make payments on Xcelecom’s behalf under the bonds. Accordingly, UIL Holdings concluded that it need not record a liability in connection with these obligations in its Consolidated Balance Sheet as of September 30, 2006.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

Xcelecom has a revolving credit agreement with a bank that extends to the earlier of June 30, 2007 and the date on which UIL Holdings’ divestiture of Xcelecom is substantially completed. This agreement provides for a revolving loan facility available to meet working capital needs and to support standby letters of credit issued by Xcelecom in the normal course of its business, and to meet capital equipment needs. Capital equipment loans under this facility can be converted to amortizing term loans with a maturity of up to four years. This agreement also provides for the payment of interest at a rate, at the option of Xcelecom, based on the agent bank’s prime interest rate or LIBOR. On July 28, 2006, the agreement was amended to reduce the amount of the facility from $30 million to $20 million, with subsequent reductions in the amount of the facility taking effect as UIL Holdings executes on its plans to divest of Xcelecom. The agreement was further amended to reduce the capital equipment loans from an amount of up to $5 million to $1 million and, effective June 30, 2006, to eliminate all financial covenants under the agreement. As of September 30, 2006, there was $3.0 million outstanding under the revolving working capital balance under this facility. Xcelecom had $0.2 million of capital equipment funding that had been converted to term notes outstanding and standby letters of credit of $3.8 million outstanding at September 30, 2006 under the facility.

In connection with certain of the acquisitions of Xcelecom, certain of Xcelecom’s subsidiaries have entered into related party lease arrangements for facilities with the former owners of companies acquired (or persons or entities related thereto), some of whom are current employees of Xcelecom. These lease agreements are for periods generally ranging from three to five years. Xcelecom’s payments related to these lease arrangements totaled $1.1 million for each of the nine months ended September 30, 2006 and 2005, respectively, and $0.4 million for each of the three months ended September 30, 2006 and 2005, respectively.

Xcelecom recognizes certain significant claims for recovery of incurred costs when it is probable that the claim will result in additional contract revenue, when the amount of the claim can be reliably estimated and when it is determined that there is legal basis for the claim. Such amounts are recorded at estimated net realizable value and take into account factors that may affect Xcelecom’s ability to bill unbilled revenues and collect amounts after billing. Costs, related to claims, of approximately $1.2 million are included in current assets of discontinued operations held for sale as of September 30, 2006 and December 31, 2005, respectively.

On March 31, 2006, a subsidiary of Xcelecom, Thermal Energies, Inc. sold its 52% partnership interest in Government Center Thermal Energy Partnership for $0.7 million to an entity with an indirect affiliation to Arnold L. Chase, a Director of UIL Holdings, resulting in an after tax gain on sale of approximately $0.7 million.

On June 30, 2006, Xcelecom entered into an agreement to sell a substantial portion of the assets, including all of the operating assets, of its wholly owned subsidiary, M.J. Daly & Sons, Incorporated. Upon closing, Xcelecom sold assets with a book value of $3.8 million for approximately $1.8 million, resulting in an after tax loss on the sale of approximately $1.2 million. During the third quarter of 2006, Xcelecom booked an additional after tax loss on the sale of approximately $0.2 million due to certain post closing adjustments.

On August 29, 2006, Xcelecom sold all of the capital stock of three companies comprising Xcelecom’s Systems Integration business for approximately $16.5 million, which included $2.6 million in closing adjustments, mainly attributed to changes in cash levels prior to closing. The remaining purchase price consisted of $7.4 million in cash, $4.2 million in notes receivable and $2.3 due upon the collection by the buyer of certain accounts receivable existing as of the closing date. This resulted in an after tax gain of approximately $0.7 million. For state income tax purposes, UIL Holdings is not able to recognize any state income tax benefits for capital losses associated with this sale. As a result, a $1.4 million valuation allowance was recorded during the third quarter of 2006. These future state income tax benefits may be recognized over the course of the next five years to the extent that capital gains are realized by Xcelecom. The System Integration companies are The Datastore, Inc., 4-Front Systems, Inc, and Datanet Services, Inc. In connection with this agreement, UIL Holdings agreed to indemnify the buyer for certain losses arising out of the breach of representations and warranties and certain pre-closing liabilities of the companies.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

(Q) SUBSEQUENT EVENTS

On October 30, 2006, UIL Holdings and its wholly owned subsidiary Xcelecom, Inc. entered into an agreement to sell all of the outstanding capital stock of Orlando Diefenderfer Electrical Contractors, Inc. to ODEC Holding Corporation for approximately $3.3 million. The $3.3 million sale price includes $1 million in cash and a right to receive approximately $2.3 million of net outstanding receivables. After transaction costs, an additional reserve for potential bad debt, and income taxes, UIL expects to recognize an after-tax loss of approximately $7 million, subject to October operating results. This projected loss has been recognized through an impairment charge recorded in the third quarter of 2006. See “Note (A) - Impairment of Long-Lived Assets and Investments and Discontinued Operations/Assets Held for Sale.”

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

The loss of key personnel or the inability to hire and retain qualified employees could have an adverse effect on the business, financial condition and results of operations for UIL Holdings and its operating subsidiaries. These operations depend on the continued efforts of their respective current and future executive officers, senior management and management personnel. UIL Holdings cannot guarantee that any member of management at the corporate or subsidiary level will continue to serve in any capacity for any particular period of time. In an effort to enhance UIL Holdings’ ability to attract and retain qualified personnel, UIL Holdings continually evaluates the overall compensation packages offered to employees at all levels of the organization.

On April 26, 2006, UIL Holdings announced its intention to divest its wholly-owned subsidiary, Xcelecom, completing its corporate strategic realignment to focus on its regulated electric utility, UI. In accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” this event triggered a review for goodwill impairment based upon a reduction in the estimated fair value of Xcelecom below its carrying amount. As a result, a pretax goodwill impairment charge of $85.0 million was recorded during the first quarter of 2006 based upon UIL Holdings’ intent to divest, estimates of fair value as determined by an outside advisory firm and indicative third party bids. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” an additional pretax impairment charge of $24.8 million was recording during the third quarter of 2006 to bring the carrying value of the remaining Xcelecom businesses in line with their estimated fair value, These impairments are included in UIL Holdings’ discontinued operations at September 30, 2006. See Notes to Financial Statements, “Note (A) - Impairment of Long-Lived Assets and Investments and Discontinued Operations.”

The United Illuminating Company

UI is an electric transmission and distribution utility whose structure and operations are significantly affected by legislation and regulation. UI’s rates and authorized return on equity are regulated by the Federal Energy Regulatory Commission (FERC) and the Connecticut Department of Public Utility Control (DPUC). Legislation and regulatory decisions implementing legislation establish a framework for UI’s operations. Other factors affecting UI’s financial results are operational matters such as sales volume and ability to control expenses, major weather disturbances, and capital expenditures. UI expects significant capital investment in transmission and distribution infrastructure. UI has begun to construct its portion of a major transmission line in southwest Connecticut.

Legislation & Regulation

Background

State legislation has significantly restructured the electric utility industry in Connecticut. The primary restructuring legislation includes Public Act 98-28 (the “1998 Restructuring Legislation”) and Public Act 03-135, as amended in part by Public Act 03-221 (collectively, the “2003 Restructuring Legislation”). Since 2000, UI’s retail customers have been able to choose their electricity suppliers. The 2003 Restructuring Legislation requires that UI offer a “transitional standard offer” rate during the period January 1, 2004 - December 31, 2006 to retail customers who do not choose an alternate electric supplier. UI has begun procuring power to serve its standard service and supplier of last resort service requirements as of January 1, 2007 for retail customers who do not choose an alternate electric supplier. The procurement and availability of these services are undertaken in accordance with statutory and DPUC requirements. The 2003 Restructuring Legislation provides for UI to recover its costs of acquiring and providing generation services, and directs the DPUC to establish each electric distribution company’s transitional standard offer rates, standard service rates, and supplier of last resort rates.

The 2003 Restructuring Legislation provides for UI to collect a fee of $0.0005/kilowatt-hour from transitional standard offer service customers, beginning January 1, 2004, as compensation for providing transitional standard offer service. This fee is included in the GSC amounts charged to transitional standard offer customers, and is excluded by the legislation from determinations of whether UI’s rates are just and reasonable. For 2005, these fees generated approximately $2.8 million in revenue. The 2003 Restructuring Legislation also provides for the DPUC to establish an incentive plan for the procurement of long-term contracts for transitional standard offer service that compares UI’s actual average contract price to a regional average price for electricity, making adjustments as deemed appropriate by the DPUC. If UI’s price is lower than the average, the legislation provides for the plan to allocate $0.00025/kilowatt-hour of transitional standard offer service to the distribution company. The DPUC issued a draft decision on December 8, 2005 approving UI’s proposed methodology for calculating the incentive fee and noting that UI has earned the incentive fee applicable to the year 2004, which amounted to approximately $1.4 million. The draft decision did not address the incentive related to 2005. The hearing was subsequently reopened to consider objections raised by the Office of Consumer Counsel (OCC). A draft decision has not yet been issued.

2005 Rate Case

On January 27, 2006, the DPUC issued a final decision in the 2005 Rate Case proceeding. The DPUC set UI's distribution rates at levels that will increase revenues by $14.3 million in 2006. The DPUC set incremental distribution rate increases for 2007, 2008 and 2009, so that revenues will increase a total of $35.6 million, or 4.9%, by 2009 compared to 2005 rates.

On February 10, 2006, UI filed a Petition for Reconsideration with the DPUC requesting that it reconsider the final decision to correct calculations in the decision with respect to employee compensation and the pension/post-retirement discount rate. On March 1, 2006, the DPUC granted UI’s Petition to reopen the proceeding for the limited purpose of reconsidering the record with regards to employee compensation and denied UI’s request to reconsider the pension/post-retirement discount rate. On July 28, 2006, a settlement was reached between UI and the Prosecutorial unit of the DPUC staff. The settlement agreement allows UI to recover additional distribution revenue requirements of $1.5 million in 2007, $1.8 million in 2008 and $2.3 million in 2009. The settlement agreement had no impact in 2006. The settlement was approved by the DPUC on August 21, 2006 and results in a total revenue increase of $37.9 million or 5.3% by 2009 compared to 2005 rates.

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

The DPUC has approved a transmission adjustment clause (TAC) for UI, implementing the provisions of Section 30 of the 2005 Transportation Act, which amended § 16-19b of the Connecticut statutes to establish a “transmission tracker” mechanism by which the DPUC adjusts an electric distribution company’s retail transmission rate periodically to “track” and recover the transmission costs, rates, tariffs and charges approved by the FERC. In accordance with the DPUC’s December 14, 2005 decision in Docket No. 05-08-03, UI has filed TAC tariff revisions with the DPUC. UI makes a semi-annual filing with the DPUC, setting forth its actual transmission revenues, projected transmission revenue requirement, and the required TAC charge or credit so that any under- or over-collections of transmission revenues from prior periods are reconciled along with the expected revenue requirements for the next six months from filing. The DPUC holds an administrative proceeding to approve the TAC charge or credit, and holds a hearing to determine the accuracy of customer billings under the TAC. The TAC tariff and this semi-annual change of the TAC charge or credit mitigates the lag between changes in UI’s FERC-approved transmission revenue requirements and its retail transmission rate, and facilitates the timely matching of transmission revenues and transmission revenue requirements.

On July 22, 2005, An Act Concerning Energy Independence, June Special Session, Public Act No. 05-1 (the “Energy Independence Act”), became law in Connecticut, the general intention of which is to reduce congestion costs in the state. The Energy Independence Act consists of forty sections, all of which became effective by October 1, 2005. The Energy Independence Act: adds to the items included in the definition of Federally Mandated Congestion Charges (FMCCs, formerly known as Federally Mandated Congestion Costs); provides for incentives to promote the development of projects and resources that are intended to reduce FMCCs and for the recovery of the costs of such incentives through the FMCC rate component on retail customers’ bills; makes certain changes to the prior electric restructuring legislation in the state; and makes other changes to the statutes administered by the DPUC. The DPUC has initiated numerous dockets, both uncontested and contested, to implement the many provisions of the Energy Independence Act. Some of these proceedings are currently pending, while others have been concluded. In general, the DPUC is authorized to identify and implement measures intended to reduce FMCCs. These potential measures include “grid-side distributed resources,” “customer-side distributed resources,” new generation, and contracts for capacity rights from generation, conservation and energy efficiency measures, to be entered into by electric distribution companies such as UI after a request for proposal process administered by the DPUC. In addition, the Energy Independence Act establishes Class III renewable energy resources, and related portfolio standards for generation services, in addition to the existing Class I and Class II renewable energy resources and portfolio standards. The Energy Independence Act provides for the waiving of electric back-up rates and gas delivery charges for qualifying customer-side distributed resources, with recovery of electric distribution company costs through the FMCC rate component of bills. In order to encourage electric distribution companies to promote measures to reduce FMCCs, the Energy Independence Act provides for monetary awards to the electric distribution companies in whose service areas such measures are located. There is also provision for the DPUC to determine whether electric distribution companies should have the opportunity to earn an incentive fee for procuring standard service and default service for the period 2007 and beyond; the DPUC has determined in a proceeding that there should be no such opportunity. The DPUC has ordered capital grants for measures to reduce FMCCs, and is developing a request for proposals and draft contracts for capacity and demand resources as long-term measures to reduce FMCCs, expected to be issued in the fourth quarter of 2006. While the ultimate impact of this legislation will be determined through the series of regulatory proceedings described above, and the implementation of the measures approved in the proceedings, UI does not expect this legislation to have a material impact on its results of operations or financial condition, because the Energy Independence Act provides that electric distribution companies will recover their costs and investments resulting from the law through a number of mechanisms, including the FMCC charges on customers’ bills.

In August 2005, President Bush signed the Energy Policy Act of 2005 (Energy Act). The Energy Act repeals the Public Utility Holding Company Act, which will impact UIL Holdings, and includes numerous provisions which may affect UI, some of which include (1) reducing depreciable lives for newly constructed electric transmission lines, (2) establishing an electric reliability organization responsible for reliability standards, subject to FERC jurisdiction, approval and enforcement, (3) authorizing limited FERC backstop siting authority for interstate transmission projects in federally-designated transmission corridors, and (4) requiring the FERC to issue a rule that provides transmission rate incentives to promote capital investment and provides for recovery of all prudent costs of complying with mandatory reliability standards and costs related to transmission infrastructure development. In July 2006, the FERC issued a final ruling which provides transmission rate incentives to promote capital investment and provides for recovery of all prudent costs of complying with mandatory reliability standards and costs related to transmission infrastructure development. Among other items, the ruling includes provisions to allow an incentive return on equity for new infrastructure and 100% construction work-in-process expenditures in rate base and accelerated book depreciation. Utilities must apply for these incentives and the FERC will make its determinations on a case by case basis. Certain public parties have requested rehearing of the order. UI anticipates filing an application in the near future for appropriate treatment of the Middletown/Norwalk transmission line.

Other Regulation

UI generally has several regulatory proceedings open and pending at the DPUC at any given time. Examples of such proceedings include an annual DPUC review and reconciliation of UI’s CTA and SBC revenues and expenses, a semi-annual transmission adjustment clause proceeding to adjust retail transmission rates to true up to wholesale transmission revenue requirements, dockets to consider specific restructuring or electricity market issues, consideration of specific rate or customer issues, and review of conservation programs.

Competitive Transition Assessment

UI’s CTA collection recovers costs that have been reasonably incurred, or will be incurred, to meet its public service obligations and that will likely not otherwise be recoverable in a competitive market. These “stranded costs” include above-market long-term purchased power contract obligations, regulatory asset recovery and above-market investments in power plants. Based on current conditions, CTA revenues are expected to remain relatively constant, with amortization increasing over time as the earnings trend downward due to the decreasing CTA rate base. A significant amount of UI’s earnings is generated by the authorized return on the equity portion of as yet unamortized stranded costs in the CTA rate base. UI’s after-tax earnings attributable to CTA for the nine months ended September 30, 2006 and 2005 were $8.6 million and $9.6 million, respectively. A significant portion of UI’s cash flow from operations is also generated from those earnings and from the recovery of the CTA rate base. Cash flow from operations related to CTA amounted to $20.6 million and $22.9 million for the nine months ended September 30, 2006 and 2005, respectively. The CTA rate base has declined from year to year for a number of reasons, including: amortization of stranded costs, the sale of UI’s nuclear units, and adjustments made through the annual DPUC review process. The original rate base component of stranded costs, as of January 1, 2000, was $433 million. It has since declined to $413 million at year-end 2000, $373 million at year-end 2001, $303 million at year-end 2002, $279 million at year-end 2003, $267 million at year-end 2004, $254 million at year-end 2005, and $234 million as of September 30, 2006. During the third quarter of 2006, the DPUC issued its final decision regarding UI’s 2005 CTA reconciliation filing with the DPUC. In that decision, the DPUC approved UI’s 2005 reconciliation filing and UI’s request to recover $4.8 million of gross earnings tax. Customer bills were not affected by this recovery. In the future, UI’s CTA earnings will decrease while, based on UI’s current projections, cash flow will remain fairly constant until stranded costs are fully amortized between 2013 and 2015, subject to future regulatory or legislative action, if any, which could affect future rates of stranded cost amortization.

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

UI will construct, own, and operate transmission and substation facilities comprising approximately 20% of the total project. UI’s current estimate for its share of the project cost is approximately $230 million to $260 million (excluding allowance for funds used during construction). Based on the current projected schedule of construction, the project is expected to be completed in 2009. Upon project completion, UI’s transmission rate base will have increased by approximately $255 million to $285 million, an increase of more than 200% relative to UI’s current net transmission assets. FERC recently approved UI’s request to include 50% of construction work in progress (CWIP) expenditures in rate base, allowing early recovery on a portion of UI’s investment. UI will commence earning a return on the remaining 50% of CWIP when it is added to rate base in conjunction with the improvements being placed in service. UI’s costs for the project are expected to be included in and recovered through transmission rates under FERC jurisdiction.

The procurement process for most of the major project components is presently under way. In April 2006, UI executed a major turn-key contract for the construction of Singer Substation, which is the largest 345-kV gas insulated substation (GIS) in North America; and in September, UI executed a contract for the construction of the 345kv underground cable system.

Approvals obtained thus far include: CSC approval of UI’s Singer Substation and 345kV underground transmission line Development and Management (D&M) plans; unanimous approval for the proposed plan application submitted to the Reliability Committee of NEPOOL; and a determination from ISO-NE that implementation of the project will not have a significant adverse effect on the stability, reliability or operating characteristics of the transmission system, subject to certain conditions. Appeals to the Connecticut Superior Court were taken by three groups of entities, each of whom contested the CSC’s decision with respect to the location and construction of the line in two areas along the project route; however, these appeals do not contest the need for the project and do not seek a stay of the CSC decision. The appeal by one group of entities has been resolved and withdrawn. A new appeal, which does not name UI as a defendant, has been recently filed by two homeowners relating to their specific property along one portion of the line. Other governmental permitting, together with additional approvals from ISO-NE, will be required for the project. The total project cost and timing of completion could change depending on other permit requirements.

Discontinued Operations

As a result of the divestiture of Xcelceom, Inc., there are now two principal risks affecting the financial condition of Xcelecom: operating risk and disposition risk. Operating risk relates to the risk factors inherent in Xcelecom’s business operations, whereas disposition risk relates to the risk factors that could impact the outcome of the divestiture.

The significant disposition risks related to Xcelecom are described in “Part II, Other Information, Item 1A - Risk Factors,” of this Form 10-Q.

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

During 2006, Xcelecom recognized approximately $13.1 million in after-tax project losses (excluding charges related to the goodwill impairment,) from cost overruns incurred on several large projects at Allan/Briteway Electrical Contractors, Inc. (Allan/Briteway), a New Jersey based subsidiary of Xcelecom. In addition, the current state tax benefit that would result from these project losses at Allan/Briteway cannot be recognized in the financial statements as UIL Holdings has concluded that these state tax benefits, along with previously-recorded state net operating losses, will not likely be realized through the generation of future taxable income at Allan/Briteway. Contracts in their early stages changed project managers resulting in new estimates based on new experience, which made up the majority of the project losses. The projects in their final completion stages that resulted in losses were from commodity price changes and better estimates from recent project experience due to higher complexity of work and some required rework. Management has taken actions to improve the operational issues at Allan/Briteway including (1) establishing project budgets in sufficient detail to track work categories by task, system or phase, (2) incorporating a turn-over of the awarded job estimate to the project manager with the appropriate detail, scope and schedule in order to manage the project, (3) ensuring adequate levels of management staffing and oversight, and (4) hiring a construction management consultant to assist in the completion of projects. On October 12, 2006, Allan/Briteway entered into a fee agreement with a construction manager in connection with the completion of certain electrical projects for which Allan/Briteway has contracts as of such date. The construction manager will provide among other things, consultation on planning, guidance in the preparation of construction schedules, budgeting and review. Allan/Briteway has the right to terminate the construction manager for convenience up to November 30, 2006. UIL Holdings has guaranteed the performance and payment obligations of Allan/Briteway under this agreement. As a result of UIL’s announcement to divest of Xcelecom, the task of monitoring staffing and management levels will continue to be a challenge. The project losses may be partially offset by pending change orders and claims, for which all costs have been recognized, but which have not been included in projected earnings. There is no assurance that these claims will be recovered.

As discussed previously in the Notes to the financial statements, on April 26, 2006, UIL Holdings announced its intention to divest its wholly-owned subsidiary, Xcelecom, completing its corporate strategic realignment to focus on its regulated electric utility, UI. A pretax goodwill impairment charge of $85.0 million was recorded during the first quarter of 2006 based upon UIL Holdings’ intent to divest, estimates of fair value as determined by an outside advisory firm, and indicative third party bids. In accordance with SFAS No. 144, an additional pre-tax impairment charge of $24.8 million was recorded in the third quarter of 2006 to bring the carrying value of the remaining Xcelecom businesses in line with their estimated fair value based on indicative third party bids. These impairments are included in discontinued operations. See Notes to Financial Statements, “Note (A) - Impairment of Long-Lived Assets and Investments and Discontinued Operations/Assets Held for Sale”.

Cost Drivers

As a service business, Xcelecom’s cost structure is highly variable. Primary costs include labor, materials and insurance. Approximately 35.6% of costs are derived from labor and related expenses. For the nine months ended September 30, 2006 and 2005, labor-related expenses totaled $138.2 million and $149.5 million, respectively.

Approximately 31.7% of Xcelecom’s costs incurred are for materials installed on projects and equipment and other products sold to customers. This component of the expense structure is variable based on the demand for services. Costs are generally incurred for materials once work begins on a project or a customer order is received. Materials are ordered when needed, shipped directly to the jobsite or customer facility, and installed within 30 days. Materials consist of commodity-based items such as conduit, pipe, data cabling, wire and fuses as well as specialty items such as fixtures, switchgear, switches and routers, servers and control panels. For the nine months ended September 30, 2006 and 2005, material and equipment expenses totaled $123.1 million and $111.2 million, respectively.

United Capital Investments, Inc.

UCI had a 25% interest in Cross-Sound Cable Company, LLC (Cross-Sound), which owns and operates a 330-megawatt transmission line (cable) connecting Connecticut and Long Island under the Long Island Sound. On February 27, 2006, UCI, together with the majority owner Hydro-Quebec (HQ), sold Cross-Sound to Babcock & Brown Infrastructure Ltd. (Babcock & Brown). UCI and UIL Holdings received proceeds of $53.2 million in exchange for UCI’s equity interest in Cross-Sound and the repayment of loans made by UIL Holdings to Cross-Sound. After transaction costs and taxes, UCI and UIL Holdings recognized a gain of approximately $10.6 million and net proceeds of approximately $46 million.

UIL Holdings and UCI continue to provide two guarantees, in original amounts of $2.5 million and $1.3 million, in support of HQ guarantees to third parties in connection with the construction of the project. Babcock & Brown is obligated to indemnify Hydro-Quebec from liabilities incurred under the existing guarantees and post a letter of credit in favor of Hydro-Quebec. Accordingly, in the event Hydro-Quebec was called on to perform on the guarantees, UIL

Holdings expects that Hydro-Quebec would first seek recovery from Babcock & Brown before requiring UIL Holdings and UCI to perform under its guarantees.

The $2.5 million guarantee supports an HQ guarantee to the Long Island Power Authority (LIPA) to provide for damages in the event of a delay in the date of achieving commercial operation of the cross sound cable. There had been a delay in achieving the originally agreed upon date of commercial operation, primarily due to a Connecticut legislative moratorium on installing new gas and utility lines across Long Island Sound, which precluded the CDEP from considering applications related to submarine cables under Long Island Sound. UCI believes action or inaction of governmental, regulatory or judicial bodies qualify as events beyond its control and performance under the guarantee is not required. Further, on June 24, 2004, Cross-Sound executed a settlement agreement allowing for immediate commercial operation of the cable. Although retaining commercial operating status is contingent upon the satisfaction of certain provisions of the settlement agreement, UIL Holdings expects commercial operating status to be maintained and, accordingly, it has not recorded a liability related to this guarantee in its Consolidated Balance Sheet as of September 30, 2006.

The $1.3 million guarantee supports an agreement under which Cross-Sound is providing compensation to shell fishermen for their losses, including loss of income, incurred as a result of the installation of the cable (Shellfish Agreement). The payments to the fishermen are being made over a 10-year period, and the obligation under this guarantee reduces proportionately with each payment made. As of September 30, 2006, the remaining amount of the guarantee was $1.1 million. UIL Holdings has completed a probability weighted analysis based on the likelihood of certain events occurring that would cause UIL Holdings to be required to perform under this guarantee. This analysis resulted in a liability amount that was inconsequential, and, accordingly, UIL Holdings has not recorded a liability related to this guarantee in its Consolidated Balance Sheet as of September 30, 2006.

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

LIQUIDITY AND CAPITAL RESOURCES

UIL Holdings generates its capital resources primarily through operations. At September 30, 2006, UIL Holdings had $107.8 million of unrestricted cash and temporary cash investments. This represents an increase of $78.9 million from the corresponding balance at December 31, 2005. The components of this increase, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

(In Millions)

Balance, December 31, 2005	$28.9

Net cash provided by operating activities	53.6

Net cash (used in) investing activities:
- Non-utility minority interest investments, net	(0.1)
- Restricted Cash	0.2
- Cash invested in plant	(45.5)
- Deferred payments in prior acquisitions	(9.4)
- Proceeds from sale of equity investments	100.9
- Proceeds from sale of assets of discontinued operations held for sale	9.2
- Repayments from (loan to) loan receivable Cross-Sound Cable Project, net	23.8
79.1

Net cash used in financing activities:
- Financing activities, excluding dividend payments	(22.2)
- Dividend payments	(31.6)
(53.8)

Net Change in Cash	78.9

Balance, September 30, 2006	$107.8

The unrestricted cash position of UIL Holdings increased by $78.9 million from December 31, 2005 to September 30, 2006, as cash provided by investment activities from proceeds from the sale of minority ownership interests in Cross-Sound and BE as well as the repayment of the UIL Holdings loan to Cross-Sound supplemented cash provided by operations which was partly driven by strong accounts receivable collections at both UI and Xcelecom. Cash used in financing activities during the first nine months included the quarterly dividend payments on UIL Holdings common stock totaling $31.6 million, a $4.3 million principal payment on UIL Holdings’ long-term debt and repayment of UIL short term debt totaling $26.2 million. Cash used in investing activities during the first nine months of 2006 includes capital expenditures of $45.5 million, mainly by UI.

UIL Holdings also accesses capital through both long-term and short-term financing arrangements. Total long-term debt outstanding as of September 30, 2006 was $486.9 million, as compared to $491.2 million at year-end December 31, 2005. UIL Holdings and Xcelecom also have short-term credit facilities totaling $100 million and $20 million, respectively (reduced from $20 million to $15 million on September 30, 2006 pursuant to the terms of the agreement). See Notes to Financial Statements, “Note (P) -- Discontinued Operations.” The following table presents a summary of the amounts available under these credit facilities as of September 30, 2006:

	UIL Holdings	Xcelecom
	(In Millions)

Credit lines available	$100	$15
Less: Credit line advances outstanding	-	3
Less: Credit facility supporting standby letters of credit	-	4
Less: Credit facility supporting capital equipment funding	-	1
Available Credit	$100	$7

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

Financial Covenants

UIL Holdings and its subsidiaries are required to comply with certain covenants in connection with their respective loan agreements. The covenants are normal and customary in bank and loan agreements and UIL Holdings and its subsidiaries were in compliance at September 30, 2006. UIL Holdings amended its Note Purchase Agreement and Revolving Credit Agreement, in each case, effective March 30, 2006, to define consolidated net income without regard to any reduction in net income resulting from any impairment of goodwill in connection with a decision by UIL Holdings to divest of Xcelecom or its subsidiaries.

UIL Holdings also amended its Note Purchase Agreement effective October 20, 2006, to exclude the impact to comprehensive income of the recently adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of SFAS Nos. 87, 88, 106 and 132(R), effective December 2006, from two of the three financial covenants under the Agreement.

Xcelecom has a revolving credit agreement with a bank that extends to the earlier of June 30, 2007 and the date on which UIL Holdings’ divestiture of Xcelecom is substantially completed. In connection with an amendment of this agreement, dated as of July 28, 2006, UIL Holdings has guaranteed the obligations under the agreement. This agreement provides for a $20 million revolving loan facility available to meet working capital needs and to support standby letters of credit issued by Xcelecom in the normal course of its business (such amount to be reduced as UIL Holdings’ divestiture of Xcelecom is completed), and to meet capital equipment needs of up to $1 million. Capital equipment loans under this facility can be converted to amortizing term loans with a maturity of up to four years. This agreement also provides for the payment of interest at a rate, at the option of Xcelecom, based on the agent bank’s prime interest rate or LIBOR. Effective June 30, 2006, all financial covenants were eliminated in connection with the amendment of the agreement. As of September 30, 2006, there was $3.0 million outstanding under the revolving working capital balance under this facility. Xcelecom had $0.2 million of capital equipment funding that had been converted to term notes outstanding and standby letters of credit of $3.8 million outstanding at September 30, 2006 under the facility.

2006 Capital Resource Projections

There have been no material changes in UIL Holdings’ 2006 capital resource projections from those reported in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2005. UIL holdings will re-evaluate those projections as it proceeds with the divestiture of Xcelecom, the results of which may have a material impact on such projections.

Contractual and Contingent Obligations

At September 30, 2006, there was no material change in contractual and contingent obligations of UIL Holdings and its subsidiaries from those reported in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

CRITICAL ACCOUNTING POLICIES

UIL Holdings’ Consolidated Financial Statements are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. UIL Holdings believes that investors need to be aware of these policies and how they impact UIL Holdings’ financial reporting to gain a more complete understanding of UIL Holdings’ Consolidated Financial Statements as a whole, as well as management’s related discussion and analysis presented herein. While UIL Holdings believes that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2005 are those that depend most heavily on these judgments and estimates. At September 30, 2006, there have been no material changes to any of the Critical Accounting Policies described therein, except for the adoption of SFAS No. 123R. See Part I, Item 1, “Financial Statements - Notes to Consolidated Financial Statements“Note (A) - Stock Based Compensation.”

OFF-BALANCE SHEET ARRANGEMENTS

UIL Holdings and its subsidiaries occasionally enter into guarantee contracts in the ordinary course of business. At the time a guarantee is provided, an analysis is performed to assess the expected financial impact, if any, based on the likelihood of certain events occurring that would require UIL Holdings to perform under such guarantee. Subsequent analysis is performed on a periodic basis to assess the impact of any changes in events or circumstances. If such an analysis results in an amount that is inconsequential, no liability is recorded on the balance sheet related to the guarantee. As of September 30, 2006, UIL Holdings had certain guarantee contracts outstanding for which no liability has been recorded in the Consolidated Financial Statements (see Part I, Item 1, “Financial Statements - Notes to Consolidated Financial Statements - Note (J), Commitments and Contingencies,” of this Form 10-Q for further discussion of such guarantees).

NEW ACCOUNTING STANDARDS

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. The provisions of this interpretation will be effective for UIL Holdings as of January 1, 2007. Management is currently evaluating the impact of this statement, but the adoption of this interpretation is not expected to have a material impact on UIL Holdings’ consolidated financial position, results of operations and liquidity. See “Note (A) - New Accounting Standards.”

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. This statement is not expected to have a material impact on UIL Holdings’ consolidated financial position or liquidity.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits an amendment of FASB No. 87, 88, 106 and 132(R) (SFAS 158). The Statement requires an employer that sponsors one or more defined benefit pension or other postretirement plans to recognize an asset or liability for the overfunded or underfunded status of the plan. For a pension plan, the asset or liability is the difference between the fair value of the plan’s assets and the projected benefit obligation. For any other postretirement benefit plan, the asset or liability is the difference between the fair value of the plan’s assets and the accumulated postretirement benefit obligation. In addition, employers must record all unrecognized prior service costs and credits and unrecognized actuarial gains and losses in accumulated other comprehensive income. Such amounts will then be recognized in earnings as components of net periodic benefit cost/income pursuant to the current recognition and amortization provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” This statement is effective for fiscal years ending after December 15, 2006. UIL Holdings will adopt SFAS No. 158 effective December 31, 2006 on a prospective basis. In addition, management arranged for an amendment of UIL Holdings’ Note Purchase Agreement to remove the impact of SFAS No. 158 on the financial covenant calculation made quarterly thereunder. See “Note (B) - Long Term Debt.” Management is currently evaluating the impact of this statement, but the adoption of this interpretation is not expected to have a material impact on UIL Holdings’ consolidated financial position or liquidity.

In September 2006, the U.S. Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. Management is currently evaluating the impact of this statement, but the adoption of this interpretation is not expected to have a material impact on UIL Holdings’ consolidated financial position, results of operations or liquidity.

RESULTS OF OPERATIONS

Use of Non-GAAP Measures

Within the “Results of Operations” section of this Form 10-Q, tabular presentations showing a comparison of UIL Holdings’ net income and earnings per share (EPS) for the three and nine months ended September 30, 2006 and 2005 are provided. UIL Holdings believes this information is useful in understanding the fluctuations in earnings per share between the current and prior year periods. The amounts presented show the earnings per share for each of UIL Holdings’ lines of business, calculated by dividing the income from each line of business by the average number of shares of UIL Holdings common stock outstanding for the periods presented. The earnings per share tables presented in “The United Illuminating Company Results of Operations” and “Non-Utility Results of Operations” for all periods presented are calculated on the same basis and reconcile to the amounts presented in the table under the heading “UIL Holdings Corporation Results of Operations.” The total earnings per share from continuing operations and discontinued operations in the table presented under the heading “UIL Holdings Corporation Results of Operations” are presented on a GAAP basis.

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

All EPS amounts and references to common stock share numbers reflect a 5 for 3 common stock split, which occurred on July 3, 2006 for shareowners of record as of June 6, 2006.

Third Quarter 2006 vs. Third Quarter 2005

UIL Holdings Corporation Results of Operations: Third Quarter 2006 vs. Third Quarter 2005

UIL Holdings’ earnings from continuing operations increased by $11.1 million, or $0.45 per share. Net income from discontinued operations decreased by $17.8 million, or $0.73 per share. Total earnings, including discontinued operations, decreased by $6.7 million, or $0.28 per share.

The increase in earnings from continuing operations was mainly due to the improved results from UI due to non-recurring earnings resulting from final decisions from the DPUC, as well as the absence of losses incurred in the third quarter of 2005 at UBE (due to the sale of Bridgeport Energy, LLC, (BE) in the first quarter of 2006).

			2006 more (less) than 2005
	Quarter Ended September 30, 2006	Quarter Ended September 30, 2005	Amount	Percent
Net Income (In Millions except Percents and Per Share Amounts)
UI	$30.1	$20.1	$10.0	50%
Non-Utility	(0.5)	(1.6)	1.1	69%
Total Net Income from Continuing Operations	$29.6	$18.5	$11.1	60%
Discontinued Operations	(17.8)	-	(17.8)	-%
Total Net Income	$11.8	$18.5	$(6.7)	(36)%

EPS
UI	$1.23	$0.83	$0.40	48%
Non-Utility	(0.02)	(0.07)	0.05	71%
Total EPS from Continuing Operations - Basic	$1.21	$0.76	$0.45	59%
Discontinued Operations	(0.73)	-	(0.73)	-%
Total EPS - Basic	$0.48	$0.76	$(0.28)	(37)%
Total EPS - Diluted (Note A)	$0.47	$0.75	$(0.28)	(37)%

Note A: Reflecting the effect of dilutive stock options, performance shares and restricted stock. Dilutive securities diluted earnings from continuing operations by $0.02 per share and the loss from discontinued operations by $0.01 per share for the three months ended September 30, 2006. Dilutive securities diluted earning from continuing operations by $0.01 per share and did not dilute the loss from discontinued operations for the three months ended September 30, 2005.

The following table presents a line-by-line breakdown of revenue and expenses from UIL Holdings’ Consolidated Statement of Income by line of business, including comparisons between the third quarter of 2006 and the third quarter of 2005. Significant variances are explained in the discussion and analysis of individual line of business results that follow.

	Quarter Ended	Quarter Ended	2006 more (less)
(In Millions)	Sep. 30, 2006	Sep. 30, 2005	than 2005

Operating Revenues - UI	$261.1	$259.5	$1.6

Fuel and energy expenses - UI	$124.7	$130.9	$(6.2)

Operation and maintenance expenses
UI	$62.0	$56.6	$5.4
Minority Interest Investment & Other (1)	1.1	1.2	(0.1)
Total operation and maintenance expenses	$63.1	$57.8	$5.3

Depreciation and amortization expenses
UI	$7.9	$7.8	$0.1
Amortization of regulatory assets - UI	13.2	14.3	(1.1)
Total depreciation and amortization expenses	$21.1	$22.1	$(1.0)

Taxes - other than income taxes
UI - State gross earnings tax	$9.2	$9.0	$0.2
UI - other	3.4	3.5	(0.1)
Total taxes - other than income taxes	$12.6	$12.5	$0.1

	Quarter Ended	Quarter Ended	2006 more (less)
(In Millions)	Sep. 30, 2006	Sep. 30, 2005	than 2005
Other Income (Deductions)
UI	$3.6	$2.5	$1.1
Minority Interest Investment & Other (1)	1.2	0.1	1.1
Total Other Income (Deductions)	$4.8	$2.6	$2.2

Interest Charges
UI	$4.7	$4.3	$0.4
UI - Amortization: debt expense, redemption premiums	0.4	0.4	-
Minority Interest Investment & Other (1)	1.0	1.6	(0.6)
Total Interest Charges	$6.1	$6.3	$(0.2)

Income Taxes
UI	$9.5	$15.2	$(5.7)
Minority Interest Investment & Other (1)	(0.4)	(1.1)	0.7
Total Income Taxes	$9.1	$14.1	$(5.0)

Income (Loss) from Equity Investments
UI	$0.4	$0.1	$0.3
Minority Interest Investment (2)	-	-	-
Total Income (Loss) from Equity Investments	$0.4	$0.1	$0.3

Net Income
UI	$30.1	$20.1	$10.0
Minority Interest Investment & Other (1) (2)	(0.5)	(1.6)	1.1
Subtotal Net Income from Continuing Operations	29.6	18.5	11.1
Discontinued Operations	(17.8)	-	(17.8)
Total Net Income	$11.8	$18.5	$(6.7)

(1)
The category "Minority Interest Investment and Other" includes amounts recognized at the non-utility businesses in relation to their minority interest investments, as well as unallocated holding company costs.

(2)	Includes income (losses) recognized at the non-utility businesses in relation to their minority interest investments.

The United Illuminating Company Results of Operations: Third Quarter of 2006 vs. Third Quarter of 2005

			2006 more (less) than 2005
	Quarter Ended September 30, 2006	Quarter Ended September 30, 2005	Amount	Percent
EPS from operations
Total UI - basic	$1.23	$0.83	$0.40	48%
Total UI - diluted (Note A)	$1.22	$0.82	$0.40	49%

Retail Sales*	1,691	1,779	(88)	(5)%
Weather Impact* (Note B)	(2)	(90)	88	5%
Retail Sales - Normalized*	1,689	1,689	-	-%

* Millions of kilowatt-hours
Note A: Reflecting the effect of dilutive stock options, performance shares and restricted stock. Dilutive securities diluted earnings from operations by $0.01 per share for the three months ended September 30, 2006 and 2005.
Note B: Percentage change reflects impact to total retail sales.

UI’s net income was $30.1 million, or $1.23 per share, in the third quarter of 2006, compared to $20.1 million, or $0.83 per share, in the third quarter of 2005. The increase in earnings was primarily due to non-recurring earnings resulting from final decisions from the DPUC.

Overall, UI’s revenue increased by $1.6 million, from $259.5 million in the third quarter of 2005 to $261.1 million in the third quarter of 2006. Retail revenue decreased $4.3 million due mainly to decreases in volume resulting from milder weather as compared to the third quarter of 2005. Wholesale revenue decreased by $3.8 million as compared to third quarter 2005, primarily due to lower wholesale energy market price. “Other” revenues increased $9.7 million as compared to third quarter 2005, largely due to (1) the net activity of the GSC “working capital allowance,” which increased 2006 “other” revenues by $3.9 million for the third quarter, as compared to a decrease in “other” revenues of $3.5 million in the third quarter 2005, (2) $4.8 million from the DPUC approval of UI’s request to recover amounts related to gross earnings tax in the 2005 SBC/CTA reconciliation filing, and (3) increased transmission revenue of $0.8 million mainly due to higher billings.

Fuel and energy expense decreased by $6.2 million from $130.9 million in the third quarter of 2005 to $124.7 million in the third quarter of 2006. Retail fuel expense in the third quarter of 2006 decreased by $4.6 million compared to the third quarter of 2005, primarily due to lower volume and UI’s portion of costs related to reliability must run agreements between ISO-NE and generators, partially offset by increased costs of transitional standard offer service supply. UI receives electricity to satisfy its transitional standard offer retail customer service requirements through a fixed-price purchased power agreement. These costs are recovered through the GSC and BFMCC portion of UI’s unbundled retail customer rates. UI’s wholesale energy expense in the third quarter of 2006 decreased by $1.6 million compared to the third quarter of 2005, primarily due to decreased volume from the Bridgeport RESCO generating plant.

UI’s operation and maintenance expenses increased by $5.4 million, from $56.6 million in the third quarter of 2005 to $62.0 million in the third quarter of 2006. The increase was primarily attributable to (1) increases in payroll and incentive compensation of $1.9 million, and (2) higher transmission expense of $3.0 million mainly due to increased tariffs.

UI’s amortization of regulatory assets decreased by $1.1 million, from $14.3 million in the third quarter of 2005 to $13.2 million in the third quarter of 2006. The decrease was mainly due to the absence of amortization related to regulatory assets no longer required under the 2005 Rate Case.

UI’s income taxes decreased by $5.7 million, from $15.2 million in the third quarter of 2005 to $9.5 million in the third quarter of 2006. The decrease was primarily due to non-recurring earnings of $6.5 million resulting from a final decision from the DPUC in regards to a Private Letter Ruling (PLR) issued by the IRS associated with accumulated deferred investment tax credits (ADITC) and excess deferred federal income taxes (EDFIT) related to generation assets formerly owned by UI.

Non-Utility Results of Operations: Third Quarter 2006 vs. Third Quarter 2005

			2006 more (less) than 2005
	Quarter Ended September 30, 2006	Quarter Ended September 30, 2005	Amount	Percent
EPS
Minority Interest Investments
UBE	-	(0.02)	0.02	100%
UCI	-	-	-	-%
Subtotal Minority Interest Investments	-	(0.02)	0.02	100%

UIL Corporate (Note A)	(0.02)	(0.05)	0.03	60%

Total Non-Utility EPS from Continuing Operations	(0.02)	(0.07)	0.05	71%
Discontinued Operations	(0.73)	-	(0.73)	-%
Total Non-Utility EPS - Basic	$(0.75)	$(0.07)	$(0.68)	(971)%
Total Non-Utility EPS - Diluted (Note B)	$(0.75)	$(0.07)	$(0.68)	(971)%

Note A:	Includes interest charges and strategic and administrative costs of the non-utility holding company.
Note B:
Reflecting the effect of dilutive stock options, performance shares and restricted stock. Dilutive securities did not dilute earnings from continuing operations or discontinued operations for the three months ended September 30, 2006 or 2005.

The consolidated non-utility businesses reported a loss from continuing operations, including unallocated holding company costs, of $0.5 million, or $0.02 per share, in the third quarter of 2006, compared to a loss of $1.6 million, or $0.07 per share, in the same period of 2005. The increase in earnings was mainly due to the absence of losses incurred in the third quarter of 2005 at UBE (due to the sale of Bridgeport Energy, LLC, (BE) in the first quarter of 2006) and lower losses at UIL Corporate due to increased interest income earned on short term investments.

The following is a detailed explanation of the quarterly variances for each of UIL Holdings’ non-utility businesses.

Non-Utility Business

Minority Interest Investments

United Bridgeport Energy, Inc.

UBE owned a 33 1/3% interest in Bridgeport Energy, LLC (BE) until the completion of its sale to an affiliate of Duke Energy on March 28, 2006. With the sale of its interest in BE, no operations were reported at UBE for the third quarter of 2006. UBE lost $0.5 million, or $0.02 per share, in the third quarter of 2005.

United Capital Investments, Inc.

UCI earned an immaterial amount, with no impact on earnings per share, in the third quarter of 2006, compared to a loss of $0.1 million, with no impact on earnings per share in the third quarter of 2005. The improvement from the prior year was primarily due to the absence of negative results from its passive investments in 2005.

UIL Corporate

UIL Holdings retains certain costs at the holding company, or “corporate” level which are not allocated to the various non-utility subsidiaries. UIL Corporate incurred unallocated after-tax costs of $0.5 million, or $0.02 per share in the third quarter of 2006, compared to a loss of $1.0 million, or $0.05 per share in the third quarter of 2005. The improvement was largely due to increased interest income on short term investments.

Discontinued Operations

Xcelecom, Inc.

Xcelecom lost $17.8 million, or $0.73 per share, in the third quarter of 2006, compared to income of $0.1 million with no impact on earnings per share in the third quarter of 2005. The decrease in earnings was largely due to an after-tax impairment charge of $16.8 million to bring the carrying value of the remaining Xcelecom businesses in line with their estimated fair value based on indicative third party bids, Additionally, the decline in earnings from prior year was largely due to (1) increases in project losses incurred in the third quarter of 2006, partially due to increases in commodity prices and from refinements to previous job costs and project loss estimates as work in progress continues toward completion, and (2) severance and other divestiture-related costs incurred due to the divestiture announcement, partially offset by an after-tax gain of $0.7 million on the sale of Xcelecom’s Systems Integration businesses. In accordance with SFAS No. 144, depreciation of assets classified as “held for sale” was ceased in April 2006. As such, 2006 depreciation and amortization expense was $0.5 million, after tax, lower than it would have been if the assets of Xcelecom had been depreciated during the three months ended September 30, 2006.

American Payment Systems, Inc.

On June 22, 2004, UIL Holdings completed the sale of American Payment Systems, Inc. (APS) to CheckFree Corporation (CheckFree), a leading provider of financial electronic commerce services and products, pursuant to the purchase agreement entered into between the parties on December 16, 2003. In 2005, CheckFree elected to treat its purchase of APS as an asset purchase for tax purposes rather than as a stock purchase. The resulting adjustment from the evaluation of the treatment of this tax election, along with additional third party costs associated with the preparation of the final APS tax returns, lowering the overall gain on the sale of APS by $0.1 million, was recognized in the third quarter of 2005 upon the filing of the final 2004 APS tax returns.

UIL Holdings Corporation Results of Operations: First Nine Months 2006 vs. First Nine Months 2005

UIL Holdings’ earnings from continuing operations increased by $27.7 million, or $1.14 per share. Net income from discontinued operations decreased by $75.8 million, or $3.11 per share. Total earnings, including discontinued operations, decreased by $48.1 million, or $1.97 per share.

The increase in earnings from continuing operations was mainly due to the sale of UIL Holdings’ ownership interest in Cross-Sound, absence of costs related to a scheduled outage in 2005 at Bridgeport Energy, and improved results from UI due to non-recurring earnings resulting from final decisions from the DPUC.

The table below represents a comparison of UIL Holdings’ Net Income and Earnings per Share (EPS) for the first nine months of 2006 and 2005.

			2006 more (less) than 2005
	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	Amount	Percent
Net Income (In Millions except Percents and Per Share Amounts)
UI	$48.6	$37.0	$11.6	31%
Non-Utility	8.1	(8.0)	16.1	201%
Total Net Income from Continuing Operations	$56.7	$29.0	$27.7	96%
Discontinued Operations	(79.7)	(3.9)	(75.8)	(1,944)%
Total Net Income (Loss)	$(23.0)	$25.1	$(48.1)	(192)%

EPS
UI	$2.00	$1.53	$0.47	31%
Non-Utility	0.33	(0.34)	0.67	197%
Total EPS from Continuing Operations - Basic	$2.33	$1.19	$1.14	96%
Discontinued Operations	(3.27)	(0.16)	(3.11)	(1,944)%
Total EPS - Basic	$(0.94)	$1.03	$(1.97)	(191)%
Total EPS - Diluted (Note A)	$(0.93)	$1.02	$(1.95)	(191)%

Note A: Reflecting the effect of dilutive stock options, performance shares and restricted stock. Dilutive securities diluted earnings from continuing operations by $0.04 per share and diluted the loss from discontinued operations by $0.05 per share for the nine months ended September 30, 2006. Dilutive securities diluted earnings from continuing operations by $0.01 per share and did not dilute the loss from discontinued operations for the nine months ended September 30, 2005.

The following table presents a line-by-line breakdown of revenue and expenses from UIL Holdings’ Consolidated Statement of Income by line of business, including comparisons between the first nine months of 2006 and the first nine months of 2005. Significant variances are explained in the discussion and analysis of individual line of business results that follow.

	Nine Months Ended	Nine Months Ended	2006 more (less)
(In Millions)	Sep. 30, 2006	Sep. 30, 2005	than 2005
Operating Revenues

Operating Revenues - UI	$661.1	$632.3	$28.8

Fuel and energy expenses - UI	$324.4	$320.0	$4.4

Operation and maintenance expenses
UI	$169.5	$151.7	$17.8
Minority Interest Investment & Other (1)	4.6	4.4	0.2
Total operation and maintenance expenses	$174.1	$156.1	$18.0

Depreciation and amortization expenses
UI	$23.4	$22.8	$0.6
Amortization of regulatory assets - UI	31.2	31.9	(0.7)
Total depreciation and amortization expenses	$54.6	$54.7	$(0.1)

Taxes - other than income taxes
UI - State gross earnings tax	$22.3	$20.9	$1.4
UI - other	11.3	11.2	0.1
Total taxes - other than income taxes	$33.6	$32.1	$1.5

	Nine Months Ended	Nine Months Ended	2006 more (less)
(In Millions)	Sep. 30, 2006	Sep. 30, 2005	than 2005
Other Income and (Deductions), net
UI	$8.3	$6.6	$1.7
Minority Interest Investment & Other (1)	2.7	0.6	2.1
Total Other Income and (Deductions), net	$11.0	$7.2	$3.8

Interest Charges
UI	$13.4	$12.2	$1.2
UI - Amortization: debt expense, redemption premiums	1.1	1.1	-
Minority Interest Investment & Other (1)	3.8	4.7	(0.9)
Total Interest Charges	$18.3	$18.0	$0.3

Gain on Sale of Equity Investments - UIL & Other	$18.9	$-	$18.9

Income Taxes
UI	$23.8	$30.3	$(6.5)
Minority Interest Investment & Other (1)	5.6	(5.4)	11.0
Total Income Taxes	$29.4	$24.9	$4.5

Income (Loss) from Equity Investments
UI	$(0.4)	$0.2	$(0.6)
Minority Interest Investment (2)	0.5	(4.9)	5.4
Total Income (Loss) from Equity Investments	$0.1	$(4.7)	$4.8

Net Income
UI	$48.6	$37.0	$11.6
Minority Interest Investment & Other (1) (2)	8.1	(8.0)	16.1
Subtotal Net Income from Continuing Operations	56.7	29.0	27.7
Discontinued Operations	(79.7)	(3.9)	(75.8)
Total Net Income (Loss)	$(23.0)	$25.1	$(48.1)

(1)
The category "Minority Interest Investment and Other" includes amounts recognized at the non-utility businesses in relation to their minority interest investments, as well as unallocated holding company costs.

(2)	Includes income (losses) recognized at the non-utility businesses in relation to their minority interest investments.

The United Illuminating Company Results of Operations: First Nine Months of 2006 vs. First Nine Months of 2005

			2006 more (less) than 2005
	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	Amount	Percent
EPS from operations
Total UI - basic	$2.00	$1.53	$0.47	31%
Total UI - diluted (Note A)	$1.96	$1.51	$0.46	30%

Retail Sales*	4,529	4,649	(120)	(3)%
Weather Impact* (Note B)	24	(98)	122	3%
Retail Sales - Normalized*	4,553	4,551	2	-%

* Millions of kilowatt-hours
Note A: Reflecting the effect of dilutive stock options, performance shares and restricted stock. Dilutive securities diluted earnings from operations by $0.04 per share for the nine months ended September 30, 2006 and diluted earnings from operations by $0.02 per share for the nine months ended September 30, 2005.
Note B: Percentage change reflects impact to total retail sales.

UI’s net income was $48.6 million, or $2.00 per share, in the first nine months of 2006, compared to $37.0 million, or $1.53 per share, in the first nine months of 2005. The increase in earnings was primarily due to higher retail rates and non-recurring earnings resulting from final decisions from the DPUC, partially offset by decrease in customer volume and increased outside services, payroll and incentive compensation, and pension expense.

Overall, UI’s revenue increased by $28.8 million, from $632.3 million in the first nine months of 2005 to $661.1 million in the first nine months of 2006. Retail revenue increased $4.1 million due mainly to increases in customer prices, partially offset by lower customer volume resulting from mild weather. The price increase allowed UI to collect certain FMCC charges from customers to offset higher costs of procuring energy (see fuel and energy expense discussion below). Wholesale revenue decreased by $1.8 million as compared to the first nine months of 2005, primarily due to lower wholesale energy market price. “Other” revenues increased $26.5 million as compared to the first nine months of 2005, largely due to (1) the net activity of the GSC “working capital allowance,” which increased 2006 “other” revenues by $9.0 million for the first nine months, as compared to a decrease in “other” revenues of $12.7 million in the first nine months of 2005, (2) $4.8 million from the recovery of amounts related to gross earnings tax in the 2005 SBC/CTA reconciliation filing, and (3) increased transmission revenue of $2.9 million mainly due to higher billings.

Fuel and energy expense increased by $4.4 million from $320.0 million in the first nine months of 2005 to $324.4 million in the first nine months of 2006. Retail fuel expense in the first nine months of 2006 increased by $1.0 million compared to the first nine months of 2005, primarily due to UI’s portion of costs related to reliability must run agreements between ISO-NE and generators as well as increased costs of transitional standard offer service supply, partially offset by lower volume. UI receives electricity to satisfy its transitional standard offer retail customer service requirements through a fixed-price purchased power agreement. These costs are recovered through the GSC and BFMCC portion of UI’s unbundled retail customer rates. UI’s wholesale energy expense in the first nine months of 2006 increased by $3.4 million compared to the first nine months of 2005, primarily due to increased volume from the Bridgeport RESCO generating plant.

UI’s operation and maintenance expenses increased by $17.8 million, from $151.7 million in the first nine months of 2005 to $169.5 million in the first nine months of 2006. The increase was primarily attributable to (1) increases in outside services of $2.8 million mainly due to higher consulting fees, mainly due to upgrades to the customer billing system, (2) increases in payroll and incentive compensation of $3.8 million largely due to expenses related to retirement eligible employees, (3) increases in pension expense of $1.2 million, and (4) higher transmission expense of $4.0 million mainly due to increased tariffs.

UI’s income taxes decreased by $6.5 million, from $30.3 million in the first nine months of 2005 to $23.8 million in the first nine months of 2006. The decrease was primarily due to non-recurring earnings of $6.5 million resulting from a final decision from the DPUC in regards to a PLR issued by the IRS associated with ADITC and EDFIT related to generation assets formerly owned by UI.

Non-Utility Results of Operations: First Nine Months 2006 vs. First Nine Months 2005

			2006 more (less) than 2005
	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	Amount	Percent
EPS
Minority Interest Investments
UBE	(0.01)	(0.18)	0.17	94%
UCI	0.44	-	0.44	-%
Subtotal Minority Interest Investments	0.43	(0.18)	0.61	339%

UIL Corporate (Note A)	(0.10)	(0.16)	0.06	38%

Total Non-Utility EPS from Continuing Operations	0.33	(0.34)	0.67	197%
Discontinued Operations	(3.27)	(0.16)	(3.11)	(1,944)%
Total Non-Utility EPS - Basic	$(2.94)	$(0.50)	$(2.44)	(488)%
Total Non-Utility EPS - Diluted (Note B)	$(2.89)	$(0.49)	$(2.40)	(490)%

Note A:	Includes interest charges and strategic and administrative costs of the non-utility holding company.
Note B:
Reflecting the effect of dilutive stock options, performance shares and restricted stock. Dilutive securities did not dilute earnings from continuing operations and diluted the loss from discontinued operations by $0.05 per share for the nine months ended September 30, 2006. Dilutive securities did not dilute earnings from continuing operations or discontinued operations for the nine months ended September 30, 2005.

The consolidated non-utility businesses reported income from continuing operations, including unallocated holding company costs, of $8.1 million, or $0.33 per share, in the first nine months of 2006, compared to a loss of $8.0 million, or $0.34 per share, in the first nine months of 2005. The increase in earnings was mainly due the sale of UIL Holdings’ ownership interest in Cross-Sound in the first quarter of 2006, and the absence of costs related to a scheduled outage in 2005 at Bridgeport Energy.

The following is a detailed explanation of the year-to-date variances for each of UIL Holdings’ non-utility businesses.

Non-Utility Business

Minority Interest Investments

United Bridgeport Energy, Inc.

UBE owned a 33 1/3% interest in Bridgeport Energy, LLC (BE) until the completion of its sale to an affiliate of Duke Energy on March 28, 2006. UBE lost $0.2 million, or $0.01 per share, in the first nine months of 2006, compared to a loss of $4.4 million, or $0.18 per share in the first nine months of 2005. The improvement from the prior year was mainly due to the absence of costs related to a scheduled outage in 2005.

United Capital Investments, Inc.

UCI earned $10.8 million, or $0.44 per share, in the first nine months of 2006, compared to a loss of $0.1 million, with no impact on earnings per share, for the first nine months of 2005. The improvement from the prior year was mainly due to the sale of Cross-Sound which occurred on February 27, 2006.

UIL Corporate

UIL Holdings retains certain costs at the holding company, or “corporate” level which are not allocated to the various non-utility subsidiaries. UIL Corporate incurred unallocated after-tax costs of $2.5 million, or $0.10 per share in the first nine months of 2006, compared to a loss of $3.5 million, or $0.16 per share in the first nine months of 2005. The improvement was largely due to increased interest income on short term investments.

Discontinued Operations

Xcelecom, Inc.

Xcelecom lost $79.7 million, or $3.27 per share, in the first nine months of 2006, compared to a loss of $3.8 million, or $0.16 per share in the first nine months of 2005. The decrease in earnings was largely due to the announcement of UIL Holdings’ intention to divest its wholly-owned subsidiary, Xcelecom, completing its corporate strategic realignment to focus on its regulated electric utility, UI. An after-tax goodwill impairment charge of $50.5 million was recorded during the first quarter of 2006 based upon UIL Holdings’ intent to divest, estimates of fair value as determined by an outside advisory firm and indicative third party bids. During the third quarter of 2006, an after-tax impairment charge of $16.8 million was recorded to bring the carrying value of the remaining Xcelecom businesses in line with their estimated fair value based on indicative third party bids. Additionally, the decline in earnings from prior year was partially due to (1) increases in project losses incurred in the first nine months of 2006 partially due to increases in commodity prices and from refinements to previous job costs and project loss estimates as work in progress continues toward completion, (2) a recognized loss on the partial asset sale of Xcelecom subsidiary, M.J. Daly & Sons, Incorporated, and (3) severance and other divestiture-related costs incurred due to the divestiture announcement, partially offset by an after-tax gain of $0.7 million on the sale of Xcelecom’s Systems Integration businesses. In accordance with SFAS No. 144, depreciation of assets classified as “held for sale” was ceased in April 2006. As such, 2006 depreciation and amortization expense was $1.1 million, after tax, lower than it would have been if the assets of Xcelecom had been depreciated through September 30, 2006.

American Payment Systems, Inc.

On June 22, 2004, UIL Holdings completed the sale of American Payment Systems, Inc. (APS) to CheckFree Corporation (CheckFree), a leading provider of financial electronic commerce services and products, pursuant to the purchase agreement entered into between the parties on December 16, 2003. In 2005, CheckFree elected to treat its purchase of APS as an asset purchase for tax purposes rather than as a stock purchase. The resulting adjustment from the evaluation of the treatment of this tax election, along with additional third party costs associated with the preparation of the final APS tax returns, lowering the overall gain on the sale of APS by $0.1 million, was recognized in the third quarter of 2005 upon the filing of the final 2004 APS tax returns.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

UIL Holdings’ and UI’s primary market risk is the interest rate risk associated with the need to refinance fixed rate debt at maturity and the remarketing of multi-annual tax-exempt bonds. The weighted average remaining fixed rate period of outstanding long-term debt obligations of UIL Holdings and UI is 2.4 years at an average interest rate of 4.5%. Given the term of the fixed rate debt, UIL Holdings believes that it has no material quantitative or qualitative exposure to market risk in the near term. In addition, historically, UI has been able to include its interest costs in revenue requirements for recovery through rates.

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

UI entered into an interest rate cap (rate cap) transaction to mitigate interest rate risk with respect to the $64.5 million principal amount of Pollution Control Refunding Revenue Bonds, 2003 Series, due October 1, 2033, issued by the Business Finance Authority of the State of New Hampshire (the “Bonds”). The Bonds are currently in an auction rate mode by which the interest rate is established at auction every 35 days. As of the last auction on October 30, 2006, the interest rate on the bonds was 3.55%. The rate cap was set at 3.68% and became effective

March 30, 2006. The rate cap will terminate on August 5, 2009. The rate cap is tied to the US Dollar - Bond Market Association (USD-BMA) Municipal Swap Index.

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

UIL Holdings carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of UIL Holdings’ disclosure controls and procedures as of September 30, 2006. Based on the foregoing, UIL Holdings’ Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective as of September 30, 2006.

There have been no changes in UIL Holdings’ internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect UIL Holdings’ internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A - Risk Factors

UIL Holdings may be unable to complete its divestiture of Xcelecom on reasonable terms.

As previously described in UIL Holdings’ Annual Report on Form 10-K for the year ended December 31, 2005, there are numerous risks inherent in Xcelecom’s businesses. With the announcement by UIL Holdings of its decision to divest of Xcelecom, certain operating risks related to Xcelecom may be magnified including the following: maintaining key customer contracts, attracting new business and hiring and retaining employees may become more difficult and costly during the period through divestiture.

There is also considerable risk related to the divestiture itself. There is no assurance that Xcelecom will be sold at the current book value and, given the potential operating risks noted above, additional reductions in the carrying value of Xcelecom may become necessary. As such, a further after-tax impairment charge of $16.8 was recorded in the third quarter of 2006 to bring the carrying value of the remaining Xcelecom businesses in line with their estimated fair value based on indicative third party bids. In addition, there is risk of post closing adjustments related to the sale of certain Xcelecom subsidiaries. If UIL Holdings cannot sell Xcelecom on reasonable terms, the subsidiary would return to a hold and operate status. All of the above divestiture related risks could have a negative effect on UIL Holdings’ financial position and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
UIL Holdings issued 68,346 shares of common stock in August 2006 to satisfy a contractual earn-out obligation arising from the acquisition of 4Front Systems, Inc. (4Front) by UIL Holdings’ indirect subsidiary Xcelecom. The shares were issued in reliance on an exemption from the registration requirements of the Securities Act of 1933 pursuant to Section 3(a)(10) in connection with which the State of North Carolina approved the issuance of shares under the acquisition agreement between Xcelecom and 4Front.

(c)	UIL Holdings repurchased 68,346 shares of common stock in open market transactions as follows:

Period	Total Number of Shares Purchased*	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
July	-	-	None	None
August	68,346	$35.55	None	None
September	-	-	None	None
Total	68,346	$35.55	None	None

* All shares were purchased in open market transactions. As noted above in paragraph (a), an equal number of shares were issued to former stockholders of 4Front to whom a contractual earn-out payment was due. The effects of this transaction did not change the number of outstanding shares of UIL Holdings common stock.

Item 5. Other Information

On October 30, 2006, UIL Holdings and its wholly owned subsidiary Xcelecom, Inc. entered into an agreement to sell all of the outstanding capital stock of Orlando Diefenderfer Electrical Contractors, Inc. to ODEC Holding Corporation for approximately $3.3 million. The $3.3 million sale price includes $1 million in cash and a right to receive approximately $2.3 million of net outstanding receivables. After transaction costs, an additional reserve for potential bad debt, and income taxes, UIL expects to recognize an after-tax loss of approximately $7 million, subject to October operating results. This projected loss has been recognized through an impairment charge recorded in the third quarter of 2006. See Notes to Financial Statements, “Note (A) - Impairment of Long-Lived Assets and Investments and Discontinued Operations/Assets Held for Sale.”

Item 6. Exhibits

(a) Exhibits.

Exhibit Table Item Number	Exhibit Number	Description
(2)	2.4
Copy of Stock Purchase Agreement by and among UIL Holdings Corporation, Xcelecom, Inc. and NWN Corporation for all of the outstanding stock of 4Front Systems, Inc., The Datastore, Incorporated, and Datanet Services, Inc. dated August 29, 2006

(31)	31.1	Certification of Periodic Financial Report.
(31)	31.2	Certification of Periodic Financial Report.
(32)	32	Certification of Periodic Financial Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UIL HOLDINGS CORPORATION

Date 11/03/2006	/s/ Richard J. Nicholas
Richard J. Nicholas
Executive Vice President
and Chief Financial Officer