Form 10-K
UIL HOLDINGS CORP
filed 2007-02-20
CIK 1082510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X ] No [ ]

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

The aggregate market value of the registrant’s voting stock held by non-affiliates on June 30, 2006 was $826,824,170 computed on the basis of the average of the high and low sale prices of said stock reported in the listing of composite transactions for New York Stock Exchange listed securities, published in The Wall Street Journal on July 1, 2006.

The number of shares outstanding of the registrant’s only class of common stock, as of February 16, 2007 was 25,058,247.

DOCUMENTS INCORPORATED BY REFERENCE

Document                                     Part of this Form 10-K into which document is incorporated
Definitive Proxy Statement
for Annual Meeting of the Shareholders to be held on May 9, 2007                             III

UIL HOLDINGS CORPORATION
FORM 10-K
December 31, 2006

                              Page
Glossary		4
Part I		7
Item 1.	Business	7
	General	7
	Utility Business	7
	Franchises	8
	Regulation	8
	Rates	8
	Power Supply Arrangements	10
	Arrangements with Other Industry Participants	10
	New England Power Pool and ISO-New England	10
	Other Transmission	12
	Middletown/Norwalk Transmission Project	12
	Hydro-Quebec	12
	Environmental Regulation	13
	Non-Utility Businesses	13
	Retained Investments	14
	United Capital Investments, Inc.	14
	Zero Stage Capital	14
	Ironwood Mezzanine Fund	14
	Investment in Lease	14
	Divested Businesses	14
	Cross-Sound	14
	United Bridgeport Energy, Inc.	14
	Xcelecom, Inc.	15
	American Payment Systems, Inc.	15
	Financing	15
	Employees	15
Item 1A.	Risk Factors	15
Item 1B.	Unresolved Staff Comments	18
Item 2.	Properties	18
	Transmission and Distribution Plant	18
	Administrative and Service Facilities	18
Item 3.	Legal Proceedings	18
Item 4.	Submission of Matters to a Vote of Security Holders	19
	Executive Officers	19
Part II		20
Item 5.	Market for UIL Holdings’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20
Item 6.	Selected Financial Data	22
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
	Overview and Strategy	23
	The United Illuminating Company	23
	United Capital Investments, Inc.	24
	Xcelecom, Inc.	24
	Major Influences on Financial Condition	24
	UIL Holdings Corporation	24

TABLE OF CONTENTS (continued)

                              Page
Part II (continued)
	The United Illuminating Company	25
	UIL Holdings Corporation	31
	United Capital Investments, Inc.	31
	United Bridgeport Energy, Inc.	31
	Xcelecom, Inc.	32
	Liquidity and Capital Resources	32
	Financial Covenants	33
	2007 Capital Resource Projections	34
	Contractual and Contingent Obligations	37
	Critical Accounting Policies	38
	Off-Balance Sheet Arrangements	40
	New-Accounting Standards	41
	Results of Operations	41
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	51
Item 8	Financial Statements and Supplementary Data	53
	Consolidated Financial Statements	53
	Consolidated Statement of Income (Loss) for the Years 2006, 2005 and 2004	53
	Consolidated Statement of Comprehensive Income (Loss) for the Years 2006, 2005 and 2004	53
	Consolidated Statement of Cash Flows for the Years 2006, 2005 and 2004	54
	Consolidated Balance Sheet as of December 31, 2006 and 2005	55
	Consolidated Statement of Changes in Shareholders’ Equity for the Years 2006, 2005 and 2004	57
	Notes to Consolidated Financial Statements	58
	Statement of Accounting Policies	58
	Capitalization	67
	Regulatory Proceedings	72
	Short-Term Credit Arrangements	77
	Income Taxes	79
	Supplementary Information	82
	Pension and Other Benefits	83
	Related Party Transactions	90
	Lease Obligations	90
	Commitments and Contingencies	91
	Other Commitments and Contingencies	91
	Connecticut Yankee Atomic Power Company	91
	Hydro-Quebec	94
	Environmental Concerns	95
	Claim of Enron Power Marketing Inc.	96
	Claim of Dominion Energy Marketing, Inc.	97
	Gross Earnings Tax Assessment	97
	Cross-Sound Cable Company, LLC	98
	United Bridgeport Energy, Inc.	99
	Discontinued Operations	99
	Fair Value of Financial Instruments	99
	Quarterly Financial Data (Unaudited)	100
	Segment Information	101
	Discontinued Operations	103
	Report of Independent Registered Public Accounting Firm	106
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	108
Item 9A.	Controls and Procedures	108
Item 9B.	Other Information	109

TABLE OF CONTENTS (continued)

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

CDEP - Connecticut Department of Environmental Protection.

Distribution Division - The operating division of the utility that provides distribution services to the utility’s retail electric customers and manages all components related to such service, including the C&LM, CTA, GSC and REI. The Distribution Division excludes transmission operations.

DOE - United States Department of Energy.

DPUC (Connecticut Department of Public Utility Control) - State agency that regulates certain ratemaking, services, accounting, plant and operations of Connecticut utilities.

EIA - Energy Independence Act.

EPA - United States Environmental Protection Agency.

EPS - Earnings Per Share.

ESOP - Employee Stock Ownership Plan.

FASB (Financial Accounting Standards Board) - A rulemaking organization that establishes financial accounting and reporting standards.

FERC (Federal Energy Regulatory Commission) - Federal agency that regulates interstate transmission and wholesale sales of electricity and related matters.

FIN - FASB Interpretation Number.

FMCC (Federally Mandated Congestion Charges) - A federally mandated charge, as defined by Connecticut restructuring legislation, related to the supply of electricity or the reliability of supply in the electricity market.

GAAP - Generally accepted accounting principles in the United States of America.

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

ITC - Investment tax credit.

kV (kilovolt) - 1000 volts. A volt is a unit of electromotive force.

kVA (kilovoltampere) - 1,000 voltamperes. A voltampere is the basic unit of apparent power of a circuit.

kW (kilowatt) - 1,000 watts.

KWH (kilowatt-hour) - The basic unit of electric energy equal to one kilowatt of power supplied to or taken from an electric circuit steadily for one hour.

KSOP - 401(k)/Employee Stock Ownership Plan.

LIBOR - Eurodollar Interbank Market in London.

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

PTR - Pool Transmission Facilities.

RCRA - The federal Resource Conservation and Recovery Act.

REI (Renewable Energy Investment) - Statutory assessment on utility retail customer bills which is transferred to a State of Connecticut fund to support renewable energy projects.

RMR - (Reliability-Must-Run) - Resources scheduled to operate out-of-merit order and identified by ISO New England as necessary to preserve the reliability of a Reliability Region. RMR resources provide local voltage or VAR support or meet local regulation or operating-reserve requirements.

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

SEC - United States Securities and Exchange Commission.

SFAS (Statement of Financial Accounting Standards) - Accounting and financial reporting rules issued by the FASB.

SMD (Standard Market Design) - Marketplace changes implemented by ISO-NE, including the implementation of a transmission congestion management system and a multi-settlement system.

Stranded Costs - Costs that are recoverable from retail customers, as determined by the DPUC, including above-market long-term purchased power obligations, regulatory assets, and above-market investments in power plants.

Transmission Division - The operating division of the utility that provides transmission services and manages all related transmission operations.

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

Part I

Item 1. Business.

GENERAL

UIL Holdings Corporation (UIL Holdings) primarily operates its regulated utility business. The utility business consists of the electric transmission and distribution operations of The United Illuminating Company (UI). UIL Holdings also has a non-utility business, United Capital Investments, Inc. (UCI), which primarily holds passive minority ownership interests in two investment funds. The non-utility businesses also recently included (1) a minority ownership interest in Bridgeport Energy, LLC (BE) held by United Bridgeport Energy, Inc. (UBE) until the completion of the sale of that interest to an affiliate of Duke Energy on March 28, 2006, (2) UCI’s minority ownership interest in Cross-Sound Cable Company, LLC (Cross-Sound) until the completion of the sale of that interest to Babcock & Brown Infrastructure Ltd. on February 27, 2006, and (3) the operations of Xcelecom, Inc. (Xcelecom), until the substantial completion of the sale of that business effective December 31, 2006. The Xcelecom sale transactions are discussed further in “Note (N) - Discontinued Operations” of this Form 10-K. The non-utility businesses also included the operations of American Payment Systems, Inc. (APS) until the completion of its sale to CheckFree Corporation (CheckFree) on June 22, 2004. UIL Holdings is headquartered in New Haven, Connecticut, where its senior management maintains offices and is responsible for overall planning, operating and financial functions.

UIL Holdings files electronically with the Securities and Exchange Commission (SEC): required reports on Form 8-K, Form 10-Q and Form 10-K; proxy materials; ownership reports for insiders as required by Section 16 of the Securities and Exchange Act of 1934; and registration statements on Forms S-3 and S-8, as necessary. The public may read and copy any materials UIL Holdings has filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of UIL Holdings’ annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed with the SEC may be requested, viewed, or downloaded on-line, free of charge, at (www.uil.com).

UIL Holdings makes available on its website (www.uil.com) the charters of its Corporate Governance and Nominating Committee, Compensation and Executive Development Committee and Audit Committee, as well as its corporate governance guidelines, code of business conduct for its employees, code of ethics for financial officers, and code of business conduct for the Board of Directors.

Due to the requirements of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” UIL Holdings has also divided its regulated business into distribution and transmission operating segments for financial reporting purposes. See Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (M), Segment Information,” of this Form 10-K, which is hereby incorporated by reference.

UTILITY BUSINESS

UI is a regulated operating electric public utility established in 1899. It is engaged principally in the purchase, transmission, distribution and sale of electricity for residential, commercial and industrial purposes in a service area of about 335 square miles in the southwestern part of the State of Connecticut. The population of this area is approximately 730,000, which represents approximately 21% of the population of the State. The service area, largely urban and suburban, includes the principal cities of Bridgeport (population approximately 140,000) and New Haven (population approximately 124,000) and their surrounding areas. Situated in the service area are retail trade and service centers, as well as large and small industries producing a wide variety of products, including helicopters and other transportation equipment, electrical equipment, chemicals and pharmaceuticals. As of December 31, 2006, UI had approximately 320,000 customers. Of UI’s 2006 retail electric revenues, approximately 46.3% were derived from residential sales, 41.1% from commercial sales, 11.2% from industrial sales and 1.4% from street lighting and other sales. UI’s retail electric revenues vary by season, with the highest revenues typically in the third quarter of the year reflecting seasonal rates, hotter weather and air conditioning use. For additional information regarding UI’s revenues refer to PART II, Item 6, “Selected Financial Data,” of this Form 10-K which is hereby incorporated by reference. In connection with the 1998 restructuring legislation relating to the regulated electric utility industry in Connecticut, UI divested its ownership interests in generation facilities.

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

Regulation

UI is subject to regulation by several regulatory bodies, including the DPUC, which has jurisdiction with respect to, among other things, retail electric service rates, accounting procedures, certain dispositions of property and plant, construction of certain electric facilities, mergers and consolidations, the issuance of securities, the condition of plant and equipment and the manner of operation in relation to safety, adequacy and suitability to provide service to customers, including efficiency. The Federal Energy Regulatory Commission (FERC) approves UI’s transmission revenue requirements, which are collected through UI’s retail transmission rates.

The location and construction of certain electric facilities, including electric transmission lines and bulk substations, are subject to regulation by the Connecticut Siting Council with respect to environmental compatibility and public need.

UI is a “public utility” within the meaning of Part II of the Federal Power Act (“FPA”) and is subject to regulation by the FERC. Under the FPA, FERC governs the rates, terms and conditions of transmission of electric energy in interstate commerce (including transmission service provided by UI), interconnection service in interstate commerce (which applies to independent power generators, for example), and the rates, terms and conditions of wholesale sales of electric energy in interstate commerce (which includes cost-based rates and market-based rates and regional capacity and electric energy markets administered by ISO-NE). The FERC also has authority to ensure the reliability of the high voltage electric transmission system, monitor and investigate wholesale electric energy markets and entities that have been authorized to sell wholesale power at market-based rates, impose civil and criminal penalties for violations of the FPA (including market manipulation) and require public utilities subject to its jurisdiction to comply with a variety of accounting, reporting and record-keeping requirements. See Part I, Item 1, “Arrangements with Other Industry Participants.” UIL Holdings is a “holding company” within the meaning of the Public Utility Holding Company Act of 2005 (PUHCA 2005). The FERC’s jurisdiction under PUHCA 2005 vests it with access to the books and records of, and imposes certain record retention and reporting requirements on, holding companies and their public utility subsidiaries, unless an exemption or waiver is granted. UIL was granted a waiver from these PUHCA 2005 requirements in August 2006.

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

The revenue components of UI’s retail charges to customers, effective as of January 1, 2007, reflect a total average price per KWH of $0.2032 and are detailed as follows:
Unbundled Revenue Component	Description	Authorized Return on Equity	Average Price Per KWH
Distribution	The process of delivering electricity through local lines to the customer’s home or business.	9.75%(1)	$0.0386
Transmission	The process of delivering electricity over high voltage lines to local distribution lines.	11.85%(2)	$0.0085
Competitive Transition Assessment (CTA) (3)	Component of retail customer bills determined by the DPUC to recover Stranded Costs.	9.75%(3)	$0.0153
Generation Services Charge (GSC) (4)	The average rate charged, as determined by the DPUC, to retail customers for the generation services purchased at wholesale by UI for standard service and last resort service.	None	$0.1291
Systems Benefits Charge (SBC)	Charges representing public policy costs, such as generation decommissioning and displaced worker protection costs, as determined by the DPUC.	9.75%(5)	$0.0007
Conservation & Load Management (C&LM) (6)	Statutory assessment placed in a State of Connecticut fund used to support energy conservation and load management programs.	None	$0.0021
Non-Bypassable Federally Mandated Congestion Charges (NBFMCC) (7)	Federally mandated charge, as defined by Connecticut restructuring legislation, related to the reliability of supply delivered by the electric system.	None	$0.0081
Renewable Energy Investment (REI) (8)	Statutory assessment which is transferred to a State of Connecticut fund to support renewable energy projects.	None	$0.0007
Purchase Power Adjustment Clause (PPAC)	Adjustment to collect/charge the differential between the cost and base charges for electricity supply, presently charged to special contract customers.	None	$0.0001
(1) DPUC authorized return on equity. Earnings above 9.75% will be shared 50% to customers and 50% to shareholders.
(2) Weighted average estimate based upon FERC authorized rates. (See Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (C), Regulatory Proceedings - 2005 Rate Case and Other Regulatory Matters - Regional Transmission Organization for New England,” of this Form 10-K for further information.)
(3) UI earns the authorized distribution return on equity on CTA rate base. UI defers or accrues additional amortization to achieve the authorized return on equity on unamortized CTA rate base. The DPUC approved a financing order under which State of Connecticut rate reduction bonds were issued, which increased the CTA and decreased the C&LM and REI by offsetting amounts, with no impact on results of operations.
(4) This rate includes $0.001 per KWH for retail access and load settlement costs. GSC has no impact on results of operations, because revenue collected equals expense incurred (which is referred to as a “pass-through” in this filing on Form 10-K).
(5) UI defers or accrues additional amortization to achieve the authorized return on equity as ordered by the DPUC.
(6) UI has the opportunity to earn a nominal “incentive” for managing the C&LM programs. Except for the incentive, C&LM has no impact on results of operations, because C&LM billing is a “pass-through.”
(7) NBFMCC rate includes funding of customer initiatives such as distributed generation resulting from the 2005 Energy Independence Act. Part of the funding is an incentive to UI helping to bring those customer initiatives on-line. Except for the incentive, NBFMCC has no impact on results of operations, because NBFMCC billing is a “pass-through.”
(8) REI has no impact on results of operations, because REI billing is a “pass-through.”

For further information refer to Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (C), Regulatory Proceedings,” of this Form 10-K, which information is hereby incorporated by reference.

Power Supply Arrangements

UI’s retail electricity customers are able to choose their electricity supplier. Beginning January 1, 2004 and continuing through December 31, 2006, UI was required to offer retail service under a regulated “transitional standard offer” rate to each customer who did not choose an alternate electricity supplier. Pursuant to section 16-244c of the Connecticut statutes, beginning January 1, 2007, UI is required to offer standard service to those of its customers who do not choose a retail electric supplier and who use a demand meter or have a maximum demand of less than 500 kilowatts. In addition, UI is required to offer supplier of last resort service to customers who are not eligible for standard service and who do not choose to purchase electric generation service from a retail electric supplier licensed in Connecticut.

On December 28, 2001, UI entered into an agreement with Virginia Electric and Power Company, subsequently assigned to its affiliate Dominion Energy Marketing, Inc. (Dominion), for the supply of all of UI’s generation service requirements through 2008 for certain customers who entered into long-term special contracts with UI prior to the enactment of the 1998 restructuring legislation.

Section 16-244c provides that UI must procure its standard service power pursuant to a procurement plan approved by the DPUC, and that the procurement plan must provide for a portfolio of service contracts procured in an overlapping pattern over fixed time periods (a “laddering” approach). In its decision dated June 21, 2006, the DPUC approved a procurement plan for UI. As required by the statute, a third party consultant was retained by the DPUC to work closely with UI in the procurement process and to provide a joint recommendation to the DPUC as to selected bids. The DPUC’s decision also provided that UI would receive bids for supplier of last resort service through a separately conducted auction process, and the supplier of last resort service would be bid every six months.

UI conducted its first round of standard service and supplier of last resort service solicitations in August 2006, beginning with its issuance of requests for proposals (RFPs). Final bids were received on August 29, 2006 with respect to both the standard service and supplier of last resort service RFPs. Bids were independently evaluated by UI, the DPUC’s consultant and the Office of Consumer Counsel, and a joint recommendation was provided to the DPUC with respect to both RFPs by UI and the DPUC consultant on August 29, 2006. The DPUC issued a decision dated August 31, 2006 (and clarified on September 1, 2006) finding that the auction was conducted in accordance with the UI procurement plan and in a fair and impartial manner, and approving the prices and material terms of contracts for all recommended bids with the exception of the highest price recommended standard service tranche. UI conducted a substantially similar auction process commencing with the issuance of an RFP in October 2006, requesting full requirements standard service bids. Again, there was a joint recommendation provided to the DPUC, which on November 8, 2006, issued a decision approving the price and material terms of the contracts entered into by UI with the winning bidders, and finding that the auction process was conducted in accordance with the UI procurement plan and in a fair and impartial manner.

As a result of these procurements, UI has wholesale power supply agreements in place for the supply of all of UI’s standard service and supplier of last resort service to customers for the period January 1, 2007 through June 30, 2007, and also has contracted for a portion of the standard service requirements for the remainder of 2007 and 2008.

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

Arrangements with Other Industry Participants

New England Power Pool and ISO-New England

UI has been a member of the New England Power Pool (NEPOOL) since 1971. NEPOOL was formed to ensure reliable and economic operation of the bulk power system in New England.

NEPOOL membership includes entities engaged in the electricity business in New England. NEPOOL has contracted with an independent entity, ISO New England, Inc. (ISO-NE), for the operation of the regional bulk power system, to ensure, among other things, that (1) the bulk power system will continue to be operated in accordance with the reliability objectives of NEPOOL, the North American Electric Reliability Corporation, and the Northeast Power Coordinating Council and (2) the wholesale power markets will be competitive and non-discriminatory. Market participants purchase various electric and capacity products and ancillary services in the NEPOOL market; in addition, participants may enter into bilateral contracts for the purchase/sale of these products and services.

On June 16, 2006, the FERC approved the creation of a Forward Capacity Market (FCM) in New England as part of a settlement of proceedings relating to ISO-NE’s proposal to implement a locational installed capacity market. The FCM is intended to address reliability and congestion issues that have plagued certain parts of New England, including southwest Connecticut, and have resulted in the approval of several cost of service based RMR agreements. The FCM will use an annual “descending clock” auction to be held three or more years in advance of the power year. Bidding for the initial Forward Capacity Auction (FCA) will begin at a price which is twice the Cost of New Entry (CONE) established in the settlement agreement. In subsequent FCAs, CONEs will be determined mathematically. The plan approved by the FERC also includes “transition payments” to generators prior to implementation of the FCM. These payments began December 1, 2006, and will be $3.05/kW-month through May 31, 2008. On June 1, 2008, the payments will increase to $3.75/kW-month, and on June 1, 2009, they will increase to $4.10/kW-month. The transition payments are scheduled to end on May 31, 2010. However, if the FCM cannot be implemented by June 1, 2010, the settlement provides for default capacity payments of $4.70/kW-month for an additional year. Transition payments will be netted against RMR payments unless otherwise agreed in a FERC-approved settlement. On October 31, 2006, the FERC denied requests for rehearing of its order approving the settlement. On December 28, 2006, the Attorneys General of Connecticut and Massachusetts filed a petition with the United States Court of Appeals for the D.C. Circuit seeking judicial review of the FERC’s June 16, 2006 order approving the settlement and its October 31, 2006 order on rehearing. ISO-NE has begun to take steps to implement the FCM, including proposing rule changes to implement the transition mechanism and proposing a mechanism for determining the Installed Capacity Requirement that will underlie each FCA.

On March 24, 2004, the FERC conditionally approved ISO-NE’s joint proposal with the New England Transmission Owners (TOs) for the creation of a Regional Transmission Organization (RTO). The creation of an RTO for New England (RTO-NE) will strengthen the independent oversight of the region’s bulk power system and wholesale electricity marketplace. UI is a party to all of the agreements that establish RTO-NE, which commenced operation effective February 1, 2005.

In conjunction with the RTO-NE filing, the TOs submitted a filing, on November 4, 2003, requesting FERC authorization of a common base ROE of 12.8% to become effective on February 1, 2005. The TOs also proposed a 50 basis point ROE adder for RTO-NE participation and a 100 basis point ROE adder for new transmission investment. The FERC accepted the 50 basis point ROE adder as applicable to Pool Transmission Facilities (PTFs). The FERC accepted the 100 basis point ROE adder for new PTF investment and the common base ROE for filing, made them effective on February 1, 2005, subject to refund, and set these issues for hearing. Thus, all of the TOs, including UI, were able to earn the following, subject to refund, pending the hearing and an initial FERC order: (i) common base ROE of 12.8% plus a 50 basis point RTO participation adder (or 13.3%) on their PTF, (ii) the 13.3% plus the 100 basis point ROE adder on new PTF investment, and (iii) the base ROE of 12.8% on their non-PTF.

On October 31, 2006, the FERC issued its initial order (ROE Order). The ROE Order sets a base ROE of 10.20%, based on a proxy group made up of utility companies in the Northeast and approves two ROE adders as follows: (i) a 50 basis point ROE adder for RTO participation; and (ii) a 100 basis point ROE adder for new transmission investment. The base ROE and the ROE adders were effective February 1, 2005. In addition, the FERC approved a ROE adjustment reflecting updated U.S. Treasury bond data, applicable prospectively from the date of the order.

As a result, UI’s ROE on a transmission facility will depend on whether it constitutes PTF or non-PTF. As a member of RTO-NE, UI qualifies for the 50 basis point ROE adder for its PTF. The 100 basis point ROE adder is available for new PTFs which are identified by ISO-NE in its regional system plan. Non-PTF are not eligible for either the 50 basis point ROE adder or the 100 basis point ROE new investment adder. A summary of the ROEs for UI’s PTF and non-PTF as authorized by the FERC in its initial order, as it is currently understood, is as follows:

	Existing Transmission		New Transmission
	PTF	Non-PTF	PTF (1)	Non-PTF
2/1/05 to 10/30/06	10.7%	10.2%	11.7%	10.2%
10/31/06 and forward	11.4%	10.9%	12.4%	10.9%
(1) ROE available for new PTF identified by ISO-NE in its Regional System Plan (RSP).

UI’s overall transmission return on equity will be determined by the mix of UI’s transmission rate base between new and existing transmission assets, and whether such assets are PTF or non-PTF. UI’s transmission assets are primarily PTF assets. For 2007, UI is estimating an overall weighted average return on equity for its transmission business of 11.85%.

Various state agencies and public officials have filed requests for rehearing of the FERC ROE Order. They argue that there was no legitimate basis for the FERC to use the yield on U.S. Treasury bonds to increase the TOs’ common base ROE from 10.2% to 10.9%. In addition, they argue that the evidentiary record showed that a 100 basis point ROE adder for new PTF investment would not improve the TOs’ performance and would produce no benefit for customers. The TOs also filed a request for hearing contending that there is no record evidence to support the FERC’s reliance on Exhibit NETO-15, which resulted in a mid-point and common base ROE of 10.20% (instead of 10.50%). The FERC has not yet issued an order on rehearing, and it is under no deadline to do so.

UI’s preliminary analysis of the FERC ROE Order indicates that the authorized ROEs will result in customer refunds of approximately $3.7 million, covering the period from February 1, 2005 through December 31, 2006. These refunds reduced net income by approximately $2.2 million, of which $1.9 million was recorded in the third quarter of 2006 on the issuance of the FERC ROE Order and $0.3 million was recorded in the fourth quarter of 2006 reflecting the period from October 1, 2006 through December 31, 2006. UI expects to administer such refunds on a prospective basis.

Other Transmission

On May 31, 2006, Northeast Utilities (NU) filed proposed amendments to its local transmission service tariff at the FERC. The proposed revisions would have the effect of charging UI customers a prorated portion of the construction cost of NU’s Bethel to Norwalk 345-kiloVolt (KV) transmission line that ISO-NE deems not justified to be included in the New England regional transmission rate (“Localized Costs”). On June 21, 2006, UI filed a motion at the FERC protesting on the grounds that UI’s customers neither caused nor benefit from these costs. On July 28, 2006, the FERC approved the NU filing. UI filed a request for rehearing, which was denied by the FERC on December 26, 2006. Petitions for review of the FERC’s order denying rehearing are due in the U.S. Court of Appeals on February 23, 2007. These Localized Costs are included in UI’s local transmission tariff and, therefore, recovered through rates.

Middletown/Norwalk Transmission Project

In April 2005, the Connecticut Siting Council approved a project to construct a 345-kV transmission line from Middletown, Connecticut, to Norwalk, Connecticut, which was jointly proposed by UI and The Connecticut Light and Power Company (CL&P). This project is expected to improve the reliability of the transmission system in southwest Connecticut. The two companies are working together on certain siting and permitting activities, and each will construct, own and operate its respective portion of the transmission line and related facilities. UI is constructing and will own and operate transmission and substation facilities comprising approximately 20% of the total project cost. For further information see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Major Influences on Financial Condition - The United Illuminating Company,” which information is hereby incorporated by reference.

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

In accordance with applicable regulations, UI has disposed of residues from operations at landfills. In recent years it has been determined that such disposal practices, under certain circumstances, can cause groundwater contamination. Although UI has no current knowledge of the existence of any such contamination, UI or regulatory agencies may determine that remedial actions must be taken in relation to past disposal practices.

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

If any of the aforementioned events occurs, UI may experience substantial costs prior to seeking regulatory recovery. Additional discussion regarding environmental issues may be found in Part II, Item 8 of this Form 10-K under the caption, “Financial Statements and Supplementary Data” - Notes to Consolidated Financial Statements - Note (J), Commitments and Contingencies - Environmental Concerns,” which information is hereby incorporated by reference.

NON-UTILITY BUSINESSES

Through 2006, UIL Holdings served as the parent corporation for several non-utility businesses, each of which is incorporated separately to participate in business ventures that were intended to provide incremental earnings to UIL Holdings. With the substantial completion of the sale of the Xcelecom business, effective December 31, 2006, UIL completed its previously announced corporate strategic realignment to focus on its regulated subsidiary, UI. The following discussion summarizes those investments to be retained and those businesses that have been sold.

Retained Investments

United Capital Investments, Inc.

United Capital Investments, Inc. (UCI) has passive, minority equity positions in two investment funds. UCI made these investments to earn reasonable returns and promote local economic development. UCI has no current plans to make additional minority interest investments.

Zero Stage Capital - Zero Stage Capital is a private equity firm that invests in small capitalization private and public companies in its areas of expertise: IT and telecommunications, life sciences, energy and homeland security technologies. UCI invested $4 million in Zero Stage VII, with contributions of $1 million annually in 2000, 2001, and 2002, and $0.5 million in 2003 and 2004. UCI received a distribution of $0.2 million as a return on investment from Zero Stage VII in 2006. Due to the nature of its investments and market conditions, UCI recorded an impairment charge of $0.9 million during 2006 reducing the carrying value of Zero Stage VII to $1.0 million as of December 31, 2006 as the carrying value of UCI’s investment was greater than the estimated fair market value and the impairment was determined to be other than temporary.

Ironwood Mezzanine Fund (formerly the Ironbridge Mezzanine Fund) - Ironwood is a regional Small Business Investment Company (SBIC) fund committed to investing a portion of its capital in women-owned and minority-owned businesses and businesses located in low and moderate income areas. In 2001, UCI committed $1 million to Ironwood Mezzanine Fund, of which it has funded $0.9 million as of December 31, 2006. UCI received a distribution of $0.3 million from Ironwood in 2006 as a result of the sale of a portfolio company. The remaining capital commitment of $0.1 million is expected to be funded by 2009. The carrying value of UCI’s investment in Ironwood Mezzanine Fund as of December 31, 2006 was $0.8 million.

Investment in Lease - UCI has a lease agreement that conveys the right to a third party to a specific area located in New Haven, Connecticut. UCI’s investment represents the net present value of future cash flows related to a portion of the area. In 1999, UCI paid $1.5 million for the net future lease payments and is amortizing the amount over the life of the lease. UCI’s investment in the lease at December 31, 2006 was $1.3 million.

Divested Businesses

Cross-Sound

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
United Bridgeport Energy, Inc.

UBE held a 33 1/3% ownership interest in Bridgeport Energy LLC (BE), the owner of a gas-fired 520 MW merchant wholesale electric generating facility located in Bridgeport, Connecticut. The remainder of BE was owned, and the facility was operated, by an affiliate of Duke Energy. BE began commercial operation in 1999 and sells energy and generation capacity into the wholesale market. On March 28, 2006, UBE sold its interest to the majority owner for $71 million and a release of all claims.

See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Major Influences on Financial Condition - United Bridgeport Energy, Inc.,” of this Form 10-K for further information regarding BE.

Xcelecom, Inc.

Effective December 31, 2006, UIL Holdings substantially completed the divestiture of the business of its wholly owned subsidiary, Xcelecom, completing its corporate strategic realignment to focus on its regulated electric utility, UI. The remaining Xcelecom entities consist of Thermal Energies, Inc., a central heating and cooling business, Xcel Services, Inc. (formerly M.J. Daly and Sons, Inc.), which retained management responsibility for certain projects which are now in the final stages of completion, and the remaining assets and liabilities of Xcelecom Corporate. UIL Holdings is continuing to seek a buyer for Thermal Energies, Inc. and has substantially completed the remaining Xcel Services projects.

As a result of the events described above, the results of Xcelecom are included in discontinued operations in the accompanying consolidated statements of income included herein, for all periods presented. Further discussion regarding Xcelecom’s divestiture may be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8 of this Form 10-K under the caption, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (N), Discontinued Operations,” which information is hereby incorporated by reference.

American Payment Systems, Inc.

On June 22, 2004, UIL Holdings completed the sale of APS to CheckFree Corporation (Check Free), pursuant to the purchase agreement entered into between the parties on December 16, 2003. CheckFree did not acquire APS’s telephony assets, which included APS’s 51% ownership interest in CellCards of Illinois, LLC (CCI). On February 13, 2004, CCI was sold to an independent third party for book value, excluding transaction costs.

As a result of the events described above, the results of APS are included in discontinued operations in the accompanying consolidated statements of income included herein, for all periods through the date of sale. For further information regarding the sale of APS refer to Part II, Item 8 of this Form 10-K under the caption, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (N), Discontinued Operations,” which information is hereby incorporated by reference.

FINANCING

Information regarding UIL Holdings’ capital requirements and resources and its financings and financial commitments may be found in Part II, Item 7 of this Form 10-K under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” which information is hereby incorporated by reference.

EMPLOYEES

As of December 31, 2006, UIL Holdings and its subsidiaries had a total of 920 employees, consisting of nine in UIL Holdings, 908 in UI and three in Xcelecom. Of the 908 UI employees, 391 were members of Local 470-1, Utility Workers Union of America, AFL-CIO. UI and Union Local 470-1 are parties to a six-year collective bargaining agreement which expires on May 15, 2011.

Item 1A. Risk Factors.

The financial condition and results of operations of UIL Holdings are subject to various risks, uncertainties and other factors, some of which are described below. Additional risks, uncertainties and other factors not presently known or currently deemed not to be material may also affect UIL Holdings’ financial condition and results of operations.

The structure and operations of UIL Holdings’ utility line of business can be significantly affected by legislation and regulation.

UI is an electric transmission and distribution utility whose structure and operations are significantly affected by legislation and regulation. UI’s rates and authorized return on equity are regulated by the FERC and the DPUC. Legislation and regulatory decisions implementing legislation establish a framework for UI’s operations. For a further discussion of legislative and regulatory actions, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Major Influences on Financial Condition - The United Illuminating Company - Legislation & Regulation,” of this Form 10-K.

Weather conditions may cause fluctuations in the results of operations of the regulated utility.

Weather conditions can significantly impact retail electric sales volumes at UI, either positively or negatively. In addition, weather can cause fluctuations in expenditures, dependent upon the level of work required to restore the delivery of electricity as a result of storms or other extreme conditions.

The loss of key personnel or the inability to hire and retain qualified employees could have an adverse effect on the business, financial condition and results of operations of UIL Holdings and its operating subsidiary UI.

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

The inability of management to maintain good relations and effectively negotiate future collective bargaining agreements with the bargaining unit could have a material adverse impact on UI’s financial condition and results of operations.

A significant portion of the workforce at UIL Holdings’ operating subsidiary UI are covered by collective bargaining agreements. The inability of management to maintain good relations and effectively negotiate future collective bargaining agreements with the bargaining unit could have a material adverse impact on UI’s financial condition and results of operations, as a result of increased expenses related to wages and benefits, poor working performance or organized work stoppages. For further discussion refer to Part I, Item 1, “Business - Employees,” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Major Influences on Financial Condition - The United Illuminating Company - Operations,” of this Form 10-K.

The ability of UIL Holdings to maintain future cash dividends at the level currently paid to shareholders is dependent upon the ability of its subsidiaries to pay dividends to UIL Holdings.

UIL Holdings is dependent on dividends from its subsidiaries and from external borrowings to provide the cash in excess of the amount currently on hand that is necessary for debt service, to pay administrative costs, to meet contractual obligations that cannot be met by the non-utility subsidiaries, and to pay common stock dividends to UIL Holdings’ shareholders. As UIL Holdings’ sources of cash are limited to dividends from its subsidiaries and external borrowings, the ability to maintain future cash dividends at the level currently paid to shareholders will be primarily dependent upon sustained earnings from current operations of UI.

UIL Holdings’ ability to fund its capital requirements may be limited by its ability to obtain external financing.

All capital requirements that exceed available cash will have to be provided by external financing. Although there is no commitment to provide such financing from any source of funds, other than the short-term credit facility currently available to UI and UIL Holdings, future external financing needs are expected to be satisfied by the issuance of additional short-term and long-term debt. The continued availability of these methods of financing will be dependent on many factors, including conditions in the securities markets, economic conditions, debt ratings, and future income and cash flow. See Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (B), Capitalization and Note (D), Short-Term Credit Arrangements” of this Form 10-K for a discussion of UIL Holdings’ financing arrangements.

Financial results may be affected by economic conditions.

UI’s electricity sales volumes can be significantly impacted by economic conditions. Workforce reductions, plant relocations out of UI service territory and contractions of facilities within the UI service territory can all weaken demand for electricity. In addition, rising energy prices can impact demand for electricity and may also cause increases in the time to collect accounts receivable and bad debt expenses.

UIL Holdings and its subsidiaries may incur substantial capital expenditures and operating expenses in complying with environmental regulations, which could have an adverse impact on the results of operations and financial condition of UIL Holdings.

In complying with existing environmental statutes and regulations and further developments in areas of environmental concern, UIL Holdings and its subsidiaries may incur substantial capital expenditures for equipment modifications and additions, monitoring equipment and recording devices, and it may incur additional operating expenses. Environmental damage claims may also arise from the operations of UIL Holdings’ subsidiaries. For further discussion of significant environmental issues known to UIL Holdings at this time, see Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (J), Commitments and Contingencies - Environmental Concerns,” of this Form 10-K.

Increases in interest rates could have an adverse impact on the results of operations of UIL Holdings.

UIL Holdings accesses capital through both long-term and short-term financing arrangements. Increases in interest rates could result in increased cost of capital in the refinancing of fixed rate debt at maturity and in the remarketing of multi-annual tax-exempt bonds. In addition, UI and UIL Holdings have a joint short-term revolving credit agreement that permits borrowings (1) for fixed periods of time at fixed interest rates determined by the London Interbank Offered Rate (LIBOR), and (2) at fluctuating interest rates determined by the prime lending market. Changes in LIBOR or the prime lending market will have an impact on interest expense. For further discussion of UIL Holdings’ cost of capital and interest rate risk, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of this Form 10-K.

The inability to collect certain accounts receivable of the divested Xcelecom companies and amounts due under promissory notes from the buyers of those companies could adversely impact UIL Holdings’ financial condition.

The buyers of the former Xcelecom companies are responsible for the collection of certain outstanding accounts receivable on behalf of UIL Holdings, which total $9.8 million as of December 31, 2006. If those accounts receivable are not collected, UIL Holdings will recognize additional losses (to the extent existing reserves related to those accounts are insufficient) and weaker than expected cash flows.

The buyers of certain former Xcelecom companies have signed promissory notes payable to Xcelecom or UIL Holdings, which total $13.8 million as of December 31, 2006. If those notes payable are not collected, UIL Holdings could recognize additional losses and weaker than expected cash flows.

UIL Holdings could suffer additional losses from the completion of certain outstanding projects by Xcelecom’s former operating companies.

UIL Holdings has financial responsibility for outstanding projects being completed by certain of Xcelecom’s former operating companies, whose costs to complete total approximately $36 million as of December 31, 2006. The buyers of those companies are responsible for the management and completion of outstanding projects and are operating based on estimates of the cost to complete those projects. Variations from the estimated contract costs along with other risks inherent in performing fixed price and unit price contracts may result in actual costs and billings differing from those estimated and could result in additional losses and negatively impact UIL Holdings’ cash flow. Cost overruns on these projects could also reduce the potential return of escrowed funds deposited to cover such overruns.

UIL Holdings may be required to make payments under its indemnification agreements with Xcelecom’s sureties, which could adversely impact UIL Holdings’ financial condition.

UIL Holdings is contingently liable to sureties on performance and payment bonds issued by those sureties, relating to construction projects entered into by Xcelecom and its subsidiaries in the normal course of business. These bonds provide a guarantee to the customer that Xcelecom or its subsidiaries will perform under the terms of a contract and that it will pay subcontractors and vendors.

Surety bonds remain outstanding on certain projects being completed by Xcelecom’s former companies. If Xcelecom’s former companies and the buyers of those companies fail to perform under a contract or to pay subcontractors or vendors, the customer may demand that the surety make payments or provide services under the bond. UIL Holdings must reimburse the surety for any expenses or outlays it incurs and seek recoupment of those expenses from the buyers of Xcelecom’s former companies. An inability to obtain reimbursement from those buyers could result in additional losses and negatively impact UIL Holdings’ cash flow.

UIL Holdings may be required to make payments under its indemnification agreements with the buyers of former Xcelecom companies, which could adversely impact UIL Holdings’ financial condition.

UIL Holdings is obligated to indemnify the buyers of Xcelecom’s former companies for breaches of representations, warranties and covenants made in the transaction documents with those buyers, and for certain actions by, and obligations of, the companies. A requirement that UIL Holdings pay an indemnity claim could result in additional losses and negatively impact UIL Holdings’ cash flow.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Transmission and Distribution Plant

The transmission lines of UI consist of approximately 100 circuit miles of overhead lines and approximately 17 circuit miles of underground lines, all operated at 345-kV or 115-kV and located within or immediately adjacent to the territory served by UI. These transmission lines are part of the New England transmission grid. A major portion of UI’s transmission lines is constructed on railroad rights-of-way pursuant to two Transmission Line Agreements. One of the agreements expires in May 2030 and will be automatically extended for up to two successive renewal periods of 15 years each, unless UI provides timely written notice of its election to reject the automatic extension. The other agreement will expire in May 2040.

UI owns and operates 25 bulk electric supply substations with a capacity of 1,830 MVA, and 23 distribution substations with a capacity of 116 MVA. UI has 3,025 pole-line miles of overhead distribution lines and 131 conduit-bank distribution miles.

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

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2006.

EXECUTIVE OFFICERS

The names and ages of all executive officers of UIL Holdings and all such persons chosen to become executive officers, all positions and offices with UIL Holdings held by each such person, and the period during which he or she has served as an officer in the office indicated, are as follows:

Name	Age(1)	Position	Effective Date

James P. Torgerson	54	President and Chief Executive Officer	(2)
Richard J. Nicholas	51	Executive Vice President and Chief Financial Officer	March 1, 2005
Susan E. Allen	47	Vice President Investor Relations, Corporate Secretary and Treasurer	June 30, 2005 (3)
Gregory W. Buckis	46	Vice President and Controller	June 30, 2003
Deborah C. Hoffman	52	Vice President of Audit Services and Chief Compliance Officer	July 8, 2005
_______________________
(1) As of December 31, 2006
(2) As previously disclosed in UIL Holdings’ filing on Form 8-K dated January 10, 2006, effective January 23, 2006, James P. Torgerson assumed the duties of President of UIL Holdings from Nathaniel D. Woodson. As previously disclosed in UIL Holdings’ filing on Form 8-K dated July 3, 2006, effective July 1, 2006, James P. Torgerson assumed the duties of Chief Executive Officer of UIL Holdings from Nathaniel D. Woodson.
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

There is no family relationship between any director, executive officer, or person nominated or chosen to become a director or executive officer of UIL Holdings. All of the above executive officers and persons chosen to become executive officers have entered into employment agreements. There is no arrangement or understanding between any executive officer of UIL Holdings and any other person pursuant to which such officer was selected as an officer.

A brief account of the business experience during the past five years of each executive officer of UIL Holdings is as follows:

James P. Torgerson. Mr. Torgerson served as President and Chief Executive Officer of the Midwest Independent Transmission System Operator, Inc., during the period January 1, 2002 to January 22, 2006. Mr. Torgerson assumed the duties of President of UIL Holdings on January 23, 2006, Chief Executive Officer of The United Illuminating Company on April 24, 2006 and Chief Executive Officer of UIL Holdings on July 1, 2006.

Richard J. Nicholas. Mr. Nicholas served as Vice President - Corporate Development and Administration of UIL Holdings, President of United Capital Investments and President of United Bridgeport Energy from January 2002 to November 2002. Mr. Nicholas has served as Vice President, Finance and Chief Financial Officer of The United Illuminating Company since November 2002. Mr. Nicholas assumed the role of Executive Vice President and Chief Financial Officer of UIL Holdings on March 1, 2005.

Susan E. Allen. Ms. Allen has served as Vice President Investor Relations and Corporate Secretary of The United Illuminating Company and of UIL Holdings since January 1, 2002. Ms. Allen served as Assistant Treasurer of The United Illuminating Company and of UIL Holdings from January 1, 2002 to June 30, 2005, at which time she assumed the role of Treasurer of The United Illuminating Company and of UIL Holdings.

Gregory W. Buckis. Mr. Buckis served as Vice President and Controller for the NASDAQ Stock Market Inc. from January 2002 to June 29, 2003. He has served as Vice President and Controller of UIL Holdings since June 30, 2003 and Vice President and Controller of The United Illuminating Company since July 8, 2005.

Deborah C. Hoffman. Ms. Hoffman served as Director of Internal Audit of UIL Holdings from January 1, 2002 to July 7, 2005. She has served as Vice President of Audit Services and Chief Compliance Officer since July 8, 2005.

Part II

Item 5. Market for UIL Holdings’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

UIL Holdings’ Common Stock is traded on the New York Stock Exchange, where the high and low closing sale prices during 2006 and 2005 were as follows:

	2006 Sale Price		2005 Sale Price
	High	Low	High	Low

First Quarter	$30.08	$26.45	$31.05	$28.93
Second Quarter	$32.95	$29.20	$32.41	$30.47
Third Quarter	$38.14	$32.29	$33.66	$29.14
Fourth Quarter	$43.15	$37.83	$32.02	$27.57

UIL Holdings effected a 5 for 3 common stock split effective July 3, 2006. All of the per share prices listed above are presented on a post-split basis.

Quarterly dividends on the Common Stock have been paid since 1900. The quarterly cash dividends declared in 2006 and 2005 were at a rate of $0.432 per share.

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

The information appearing under the captions “SHAREOWNERS RETURN PRESENTATION” in UIL Holdings Corporation’s (UIL Holdings’) definitive Proxy Statement for the Annual Meeting of the Shareowners to be held on May 9, 2007, which Proxy Statement will be filed with the Securities and Exchange Commission on or about April 5, 2007, is incorporated by reference in partial answer to this item.

As of December 31, 2006, there were 7,621 Common Stock shareowners of record.

Equity Compensation Plan Information
Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans [Excluding Securities Reflected in Column (a)] (c)

Equity Compensation Plans Approved by Security Holders	824,583 (1)	$31.40 (2)	362,443 (3)

Equity Compensation Plans Not Approved by Security Holders	None	-	-

Total	824,583 (1)	$31.40 (2)	362,443 (3)

(1) Includes 458,346 shares to be issued upon exercise of outstanding options (238,419 of which include reload rights), 286,992 performance shares to be issued upon satisfaction of applicable performance and service requirements, and 79,245 shares of restricted stock subject to applicable service requirements.
(2) Weighted average exercise price is applicable to outstanding options only.
(3) Includes 21,696 shares authorized for issuance under the UIL Holdings Deferred Compensation Plan, which is a non-qualified benefit plan.

UIL Holdings repurchased 3,257 shares of common stock in open market transactions to satisfy matching contributions for participants’ contributions into UIL Holdings 401(k) in the form of UIL Holdings stock as follows:

Period	Total Number of Shares Purchased*	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
October	-	-
November	3,257	$43.15	None	None
December	-	-

Total	3,257	$43.15	None	None
* All shares were purchased in open market transactions. The effects of these transactions did not change the number of outstanding shares of UIL Holdings common stock.

Item 6. Selected Financial Data
	2006	2005	2004	2003	2002
Financial Results of Operation ($000's)
Sales of electricity
Utility
Retail
Residential	$356,652	$357,351	$312,072	$273,230	$281,307
Commercial	316,866	312,239	281,667	248,257	256,077
Industrial	86,055	87,558	87,400	82,087	91,129
Other	10,810	10,397	10,415	10,311	10,512
Total Retail	770,383	767,545	691,554	613,885	639,025
Wholesale	29,355	35,782	24,446	24,591	58,249
Other operating revenues	46,194	9,068	48,027	31,144	30,259
Non-utility businesses	18	19	68	21	19
Total operating revenues	$845,950	$812,414	$764,095	$669,641	$727,552
Operating income from Continuing Operations	$78,945	$80,034	$87,471	$91,475	$121,735
Income from Continuing Operations, net of tax	$58,618	$33,486	$36,424	$31,217	$44,312
Discontinued Operations, net of tax (Note N) (2)	(123,782)	(2,232)	50,521	(7,931)	(365)
Net Income (Loss)	$(65,164)	$31,254	$86,945	$23,286	$43,947
Financial Condition ($000's)
Property, Plant and Equipment in service - net	$647,014	$581,752	$553,087	$537,126	$509,413
Deferred charges and regulatory assets	722,644	721,068	771,801	795,221	734,575
Assets of discontinued operations	10,081	225,085	196,741	194,648	220,813
Total Assets (1)	1,631,493	1,799,055	1,793,844	1,898,166	1,768,759
Current portion of long-term debt	78,286	4,286	4,286	-	100,000
Net long-term debt excluding current portion	408,603	486,889	491,174	495,460	370,432
Net common stock equity	460,581	544,578	548,397	492,774	482,352
Common Stock Data
Average number of shares outstanding - basic (000's)	24,441	24,245	23,983	23,818	23,732
Number of shares outstanding at year-end (000's)	24,856	24,320	24,160	23,858	23,787
Earnings per share - basic:
Continuing Operations	$2.40	$1.38	$1.52	$1.31	$1.87
Discontinued Operations (Note N) (2)	$(5.06)	$(0.09)	$2.11	$(0.33)	$(0.02)
Net Earnings (Loss)	$(2.66)	$1.29	$3.63	$0.98	$1.85
Earnings per share - diluted
Continuing Operations	$2.36	$1.37	$1.51	$1.31	$1.86
Discontinued Operations (Note N) (2)	$(4.99)	$(0.09)	$2.09	$(0.33)	$(0.02)
Net Earnings (Loss)	$(2.63)	$1.28	$3.60	$0.98	$1.84

Book value per share	$18.53	$22.39	$22.70	$20.65	$20.28
Dividends declared per share	$1.728	$1.728	$1.728	$1.728	$1.728
Market Price:
High	$43.15	$33.66	$32.45	$27.64	$35.12
Low	$26.45	$27.57	$25.17	$18.61	$17.44
Year-end	$42.19	$27.59	$30.78	$27.06	$20.92
Other Financial and Statistical Data (Utility only)
Sales by class (millions of kWh's)
Residential	2,360	2,458	2,347	2,262	2,247
Commercial	2,676	2,702	2,604	2,502	2,466
Industrial	840	902	957	952	1,022
Other	43	44	44	47	46
Total	5,919	6,106	5,952	5,763	5,781
Number of retail customers by class (average)
Residential	289,913	289,122	289,057	288,405	287,632
Commercial	29,067	28,934	28,956	29,687	29,757
Industrial	1,278	1,356	1,497	1,595	1,630
Other	1,242	1,260	1,307	1,306	1,267
Total	321,500	320,672	320,817	320,993	320,286
Average price per kilowatt hour by class (cents)
Residential	15.12	14.54	13.30	12.08	12.52
Commercial	11.84	11.55	10.82	9.92	10.39
Industrial	10.24	9.70	9.13	8.62	8.92

Revenues - retail sales per kWh (cents)	13.02	12.57	11.62	10.65	11.05

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

OVERVIEW AND STRATEGY

UIL Holdings Corporation (UIL Holdings) primarily operates its regulated utility business. The utility business consists of the electric transmission and distribution operations of The United Illuminating Company (UI). UIL Holdings also has a non-utility business, United Capital Investments, Inc. (UCI), which primarily holds passive minority ownership interests in two investment funds. The non-utility businesses recently included (1) a minority ownership interest in Bridgeport Energy, LLC (BE) held by United Bridgeport Energy, Inc. (UBE) until the completion of the sale of that interest to an affiliate of Duke Energy on March 28, 2006, (2) UCI’s minority ownership interest in Cross-Sound Cable Company, LLC (Cross-Sound) until the completion of the sale of that interest to Babcock & Brown Infrastructure Ltd. on February 27, 2006, and (3) the operations of Xcelecom, Inc. (Xcelecom). Effective December 31, 2006, UIL Holdings substantially completed the sale of the Xcelecom business, completing its corporate strategic realignment to focus on its regulated electric utility, UI. The non-utility business also included the operations of American Payment Systems, Inc. (APS) until the completion of its sale to CheckFree Corporation (CheckFree) on June 22, 2004.

As a result of Connecticut’s 1998 electric industry restructuring legislation, UI divested its ownership interests in generation facilities. Subsequently, UIL Holdings invested the proceeds of the sale of UI’s generation facilities in non-utility businesses to offset the expected reduction in utility earnings resulting from this restructuring. Some of these investments did not generate expected results due to a number of factors, including the following: a change in market conditions resulting in lower profitability for construction business, as well as challenges in realizing operational synergies, for Xcelecom; poor investment market conditions offsetting the value of UCI’s passive investments; and high natural gas prices and change in capacity markets affecting the value of UBE. UIL Holdings’ current overall corporate strategy is to create shareholder value by investing in the utility business to grow earnings and cash flow through operating and strategic initiatives. The divestiture of the non-utility businesses described above has provided significant financial flexibility in funding the future utility investments.

The United Illuminating Company

UI, the utility operating unit of UIL Holdings, is a transmission and distribution electric utility, the primary objective of which is to provide high-quality customer service, including the reliable, cost-effective delivery of electricity to its customers in the 17 towns or cities in Southwest Connecticut in which it operates. To provide reliable service, UI will prudently invest in, and maintain, its transmission and distribution infrastructure. As part of this effort, UI and The Connecticut Light and Power Company (CL&P) (which provides electric transmission and distribution service in other Connecticut municipalities) have been working together on certain aspects of a major transmission upgrade in southwest Connecticut.

UI plans to manage operating and maintenance costs to optimize return on equity, earnings and cash flow, consistent with maintaining reliable service to customers. While distribution revenues are expected to remain relatively level, earnings from UI’s CTA component are expected to decline over time due to the planned amortization of, and resulting reduction in, UI’s stranded cost rate base. The decline in CTA revenues is expected to be offset by higher transmission revenues, resulting from planned transmission infrastructure investments.

With the new rate plan in effect as of January 2006, revenues from the distribution business should be predictable through 2009. Future growth opportunities include capital projects that will be focused on the electric system (infrastructure replacement, operations and system integrity), technology (customer service improvements and business continuity planning), and a centralized operating facility.

The transmission division was formed in 2006. It will explore future transmission opportunities, vigorously pursue FERC incentives, as appropriate, and seek to influence the ISO planning process, and develop additional transmission infrastructure projects. As part of this effort, UI and CL&P have been working together on the Middletown/Norwalk transmission upgrade in southwest Connecticut. From 2007 through 2009, the Middletown/Norwalk project will result in an estimated $208 million in capital expenditures by UI.

United Capital Investments, Inc.

UCI is a limited partner in two investment funds with equity participation in each of approximately 4%. One fund, Zero Stage VII, is a venture capital fund that invests in emerging growth companies. The second fund, Ironwood Mezzanine Fund, is a Small Business Investment Company that focuses on mezzanine financing and invests a portion of its capital in women-owned and minority-owned small businesses and businesses located in low and moderate income areas. As a mezzanine fund, it provides growth and acquisition capital to privately held businesses committed to sustainable long-term growth; its focus on more mature companies means that UCI’s investment is subject to somewhat less risk, and also smaller potential returns, in comparison to the venture capital fund. UCI also has a lease agreement that conveys the right to a third party to a specific area located in New Haven, Connecticut. UCI’s investment represents the net present value of future cash flows related to a portion of the area. UCI’s total investments’ value as of December 31, 2006 is $3.1 million.

Xcelecom, Inc.

Xcelecom, was an electrical and mechanical contractor and voice-data-video design company that was built through a series of acquisitions, largely from 1999 to 2002. Effective December 31, 2006, UIL Holdings substantially completed its sale of the business of Xcelecom, completing its corporate strategic realignment to focus on its regulated electric utility, UI. Although the divestiture of Xcelecom through a series of transactions is substantially complete, UIL Holdings has certain rights and obligations that will continue throughout 2007 and beyond related to former Xcelecom companies.

MAJOR INFLUENCES ON FINANCIAL CONDITION

UIL Holdings Corporation

UIL Holdings’ financial condition and financing capability will be dependent on many factors, including the level of income and cash flow of UIL Holdings’ subsidiaries, conditions in the securities markets, economic conditions, interest rates, legislative and regulatory developments, and its ability to retain key personnel.

The loss of key personnel or the inability to hire and retain qualified employees could have an adverse effect on the business, financial condition and results of operations for UIL Holdings and its operating subsidiary, UI. These operations depend on the continued efforts of their respective current and future executive officers, senior management and management personnel. UIL Holdings cannot guarantee that any member of management at the corporate or subsidiary level will continue to serve in any capacity for any particular period of time. In an effort to enhance UIL Holdings’ ability to attract and retain qualified personnel, UIL Holdings continually evaluates the overall compensation packages offered to employees at all levels of the organization.

On April 26, 2006, UIL Holdings announced its intention to divest its wholly owned subsidiary, Xcelecom, completing its corporate strategic realignment to focus on its regulated electric utility, UI. As a result of that decision, UIL Holdings recognized an after-tax goodwill impairment charge of $50.5 million. In addition, UIL Holdings recognized after-tax losses of approximately $49.1 million related to the sales of the Xcelecom entities.

The United Illuminating Company

UI is an electric transmission and distribution utility whose structure and operations are significantly affected by legislation and regulation. UI’s rates and authorized return on equity are regulated by the Federal Energy Regulation Commission (FERC) and the Connecticut Department of Public Utility Control (DPUC). Legislation and regulatory decisions implementing legislation establish a framework for UI’s operations. Other factors affecting UI’s financial results are operational matters such as sales volume and ability to control expenses, major weather disturbances, and capital expenditures. UI expects significant growth in its capital investment in its distribution and transmission infrastructure. UI has begun constructing its portion of a major transmission line in southwest Connecticut and has received approval to construct a substation in Trumbull, Connecticut.

Legislation & Regulation

Background

State legislation has significantly restructured the electric utility industry in Connecticut, commencing with Public Act 98-28, continuing with Public Act 03-135, as amended in part by Public Act 03-221, and most recently with Public Act 05-1 (June Special Session) (collectively, the “Restructuring Legislation”). Since 2000, UI’s retail customers have been able to choose their electricity suppliers. Also since 2000, UI has been required to procure generation services necessary to provide service to customers who do not choose an alternate retail electric supplier. UI procured power supply and provided standard offer service from January 1, 2000 - December 31, 2003, and transitional standard offer service during the period January 1, 2004 - December 31, 2006, to retail customers who did not choose an alternate retail electric supplier. On and after January 1, 2007, UI is required to provide standard service to customers who do not purchase power from an alternate retail electric supplier and who do not have demand meters or whose maximum demand is less than 500 kilowatts, and supplier of last resort service to customers who are not eligible for standard service and who do not choose an alternate electric supplier. UI has procured power to serve its standard service requirements for the period January 1, 2007 - June 30, 2007, and a portion of its standard service requirements for July 1, 2007 - December 31, 2007 and 2008. UI has procured supplier of last resort service for the period January 1, 2007 - June 30, 2007. The procurement and availability of these services was undertaken in accordance with statutory and DPUC requirements. The Restructuring Legislation provides for UI to recover its costs of acquiring and providing generation services to customers who do not choose an alternate electric supplier. Electric suppliers must meet renewable portfolio standards.

As part of the restructuring pursuant to the Restructuring Legislation, UI’s distribution and transmission rates are “unbundled” on customers’ bills, which also include separate charges for the competitive transition assessment (CTA), generation services charge (GSC), a combined public benefits charge that includes the conservation and load management (C&LM) charge, renewable energy investment (REI) charge, and systems benefits charge (SBC), and federally mandated congestion charges (“FMCCs”), each as defined in the legislation. The restructured Connecticut electric industry is the subject of current proposed legislation, and additional changes may or may not be made, depending on the outcome of future legislative sessions and any related regulatory proceedings.

The 2003 legislation provided for UI to collect a fee of $0.0005/kilowatt-hour from transitional standard offer service customers, beginning January 1, 2004, and continuing through December 31, 2006, as compensation for providing transitional standard offer service. This fee was included in the GSC amounts charged to transitional standard offer customers, and is excluded by the legislation from determinations of whether UI’s rates are just and reasonable. For 2006, these fees generated approximately $2.8 million in revenue. The legislation also provided for the DPUC to establish an incentive plan for the procurement of long-term contracts for transitional standard offer service that compares UI’s actual average contract price to a regional average price for electricity, making adjustments as deemed appropriate by the DPUC. If UI’s price was lower than the average, the legislation provided for the plan to allocate $0.00025/kilowatt-hour of transitional standard offer service to the distribution company. The DPUC issued a draft decision on December 8, 2005 approving UI’s proposed methodology for calculating the incentive fee and noting that UI had earned the incentive fee applicable to the year 2004, which amounted to approximately $1.4 million. The draft decision did not address the incentive related to 2005. The hearing was subsequently reopened to consider objections raised by the Office of Consumer Counsel (OCC). A second draft decision has not yet been issued, and the DPUC is engaging a consultant to assist the DPUC in making the statutory determinations. No application has yet been submitted for 2006.

Public Act 05-01 (the “Energy Independence Act” or “EIA”) became law on July 22, 2005. The EIA adds to the items included in the definition of FMCCs; provides for incentives to promote the development of projects and resources that are intended to reduce FMCCs; provides for the recovery by UI of the costs of such incentives through the FMCC rate component on retail customers’ bills; makes certain changes to the prior electric restructuring legislation in the state; and makes other changes to the statutes administered by the DPUC. In general, the DPUC is authorized by the EIA to identify and implement measures intended to reduce FMCCs, both in the near- and long-term. These measures can include incentives for the development of distributed resources, new generation, and contracts for capacity rights from generation, conservation and energy efficiency measures to be entered into by electric distribution companies such as UI after a request for proposal process administered by the DPUC. The EIA establishes Class III renewable energy resources and related portfolio standards for generation services, in addition to the existing Class I and Class II renewable energy resources and portfolio standards. The EIA provides for the waiving of electric back-up rates and gas delivery charges for qualifying customer-side distributed resources, with recovery of electric distribution company costs through the FMCC rate component of bills. There is also provision for the DPUC to determine whether electric distribution companies should have the opportunity to earn an incentive fee for procuring standard service and default service for the period 2007 and beyond; however, the DPUC has determined in a proceeding that there should be no such opportunity.

There have been a series of DPUC proceedings in 2005 and 2006 to implement the many provisions of the EIA. Some programs established under the EIA and DPUC proceedings commenced in 2006 and some are still to be finalized. However, UI does not expect the programs developed under this legislation to have a material impact in 2007 on its results of operations or financial condition because the Energy Independence Act provides that electric distribution companies will recover their costs and investments resulting from the law through a number of mechanisms, including the FMCC charges on customers’ bills.

In July 2005, An Act Concerning the Department of Transportation, Public Act No. 05-210 (the “2005 Transportation Act”), became law in Connecticut. Section 28 of this legislation, effective from enactment, amended § 13a-126 of the Connecticut statutes to provide that the state shall bear no part of the cost to readjust, relocate or remove an electric transmission line buried within a public highway right-of-way where such action is required by a state highway project, but also provides that the state shall consider such costs in selecting a final project design in order to minimize the overall cost incurred by the state and the electric distribution company. As a result, the electric distribution company’s costs of readjustment, relocation or removal will be included in tariffs, for collection from customers.

The DPUC has approved a transmission adjustment clause (TAC) for UI, implementing the provisions of Section 30 of the 2005 Transportation Act, which amended § 16-19b of the Connecticut statutes to establish a “transmission tracker” mechanism by which the DPUC adjusts an electric distribution company’s retail transmission rate periodically to “track” and recover the transmission costs, rates, tariffs and charges approved by the FERC. In accordance with the DPUC’s December 14, 2005, UI makes a semiannual filing with the DPUC, setting forth its actual transmission revenues, projected transmission revenue requirement, and the required TAC charge or credit so that any under- or over-collections of transmission revenues from prior periods are reconciled along with the expected revenue requirements for the next six months from filing. The DPUC holds an administrative proceeding to approve the TAC charge or credit and holds a hearing to determine the accuracy of customer billings under the TAC. The TAC tariff and this semiannual change of the TAC charge or credit mitigates the lag between changes in UI’s FERC-approved transmission revenue requirements and its retail transmission rate and facilitates the timely matching of transmission revenues and transmission revenue requirements.

In August 2005, President Bush signed the Energy Policy Act of 2005 (Energy Act). Title XII of the Energy Act included provisions that impact UIL Holdings, such as the repeal of the Public Utility Holding Company Act of 1935 and the enactment of PUHCA 2005, and numerous provisions that may affect UI, some of which include (1) reducing depreciable lives for newly constructed electric transmission lines, (2) establishing an electric reliability organization responsible for reliability standards, subject to FERC jurisdiction, approval and enforcement, (3) authorizing limited FERC backstop siting authority for interstate transmission projects in federally designated transmission corridors, (4) requiring the FERC to issue a rule that provides transmission rate incentives to promote capital investment and provides for recovery of all prudent costs of complying with mandatory reliability standards and costs related to transmission infrastructure development, (5) prohibiting energy market manipulation and vesting the FERC with enhanced authority to impose penalties for violations of the FPA; and (6) revising the regulation of Cogeneration and Qualifying Facilities under the

Public Utility Regulatory Policies Act of 1978 (“PURPA”). In July 2006, the FERC issued a final ruling which provides transmission rate incentives to promote capital investment and provides for recovery of all prudent costs of complying with mandatory reliability standards and costs related to transmission infrastructure development. Among other items, the ruling includes provisions to allow an incentive return on equity for new infrastructure, 100% construction work-in-process expenditures in rate base, and accelerated book depreciation. Utilities must apply for these incentives, and the FERC will make its determinations on a case by case basis. Certain public parties requested rehearing of the FERC’s order, and the FERC issued an order on rehearing in December 2006. Certain public parties have requested further rehearing. UI anticipates filing an application in the near future for appropriate treatment of the Middletown/Norwalk transmission line. The FERC has implemented and is considering a number of other regulations to implement the Energy Act applicable to UIL Holdings or UI, including revising its merger, acquisition and disposition regulations; implementing PUHCA 2005; certifying the North American Electric Reliability Corporation as an Electric Reliability Organization and issuing orders to adopt mandatory reliability standards applicable to users of the bulk power system; establishing standards for an electric utility to demonstrate that it no longer should be subject to a mandatory purchase obligation under PURPA; providing long-term firm transmission rights for load-serving entities to hedge against the cost of transmission congestion; issuing a policy statement on the implementation of civil penalties; codifying market manipulation prohibitions; and pursuing revision of its open access transmission service rules.

2005 Rate Case

On January 27, 2006, the DPUC issued a final decision in the 2005 Rate Case proceeding. As required by Restructuring Legislation, UI included a four-year plan proposal in its rate case filing. The DPUC set UI's distribution rates at levels that would increase revenues by $14.3 million in 2006, effective January 13, 2006. The DPUC set incremental distribution rate increases for 2007, 2008 and 2009 so that revenues will increase a total of $35.6 million, or 4.9%, by 2009 compared to 2005 rates. On March 1, 2006, the DPUC reopened the proceeding for the limited purpose of reconsidering the record with regard to employee compensation. On July 28, 2006, a settlement was reached between UI and the Prosecutorial unit of the DPUC staff, allowing UI to recover additional distribution revenue requirements of $1.5 million in 2007, $1.8 million in 2008 and $2.3 million in 2009. The settlement agreement had no impact in 2006. The settlement was approved by the DPUC on August 21, 2006, and resulted in a total distribution revenue increase of $37.9 million or 5.3% by 2009 compared to 2005 rates.

The decisions establish rates on the basis of an authorized return on equity of 9.75%, a decrease from the 10.45% in effect prior to the decision. UI’s cost of capital is based on an allowed capital structure containing a 48% common equity component and a 52% debt capitalization component, a 1% increase in the common equity component as compared to the previous allowed capital structure. Earnings above the authorized return continue to be shared 50% to customers and 50% to retained earnings, with the customers' share divided equally between bill reductions and an accelerated amortization of stranded costs. The CTA rates were not adjusted in this decision, but the equity return and capital structure for the CTA have been adjusted to the approved distribution equity return and capital structure. This decision does not affect the revenue requirements determination for transmission, including the applicable return on equity, which are within the jurisdiction of the FERC. UI’s authorized return on equity for transmission in 2007 is currently a weighted average of 11.85%. (See Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (C), Regulatory Proceedings - Other Regulatory Matters - Regional Transmission Organization for New England,” of this Form 10-K for further information.)

2007 Rates

On December 19, 2006, the DPUC issued a decision implementing UI’s 2007 rate increase resulting from the 2005 Rate Case and established customers’ GSC charge for the first six months of 2007 to reflect the cost of wholesale power supply procured by UI to provide standard service and supplier of last resort service. The decision implements a settlement between UI and the Prosecutorial unit of the DPUC staff that, in addition to implementation of new distribution and GSC rates, provides short-term measures to mitigate the impact of these rate increases on residential customers through the acceleration of certain revenue requirement reductions and a temporary reduction in the working capital balance used to manage the monthly dollar amount difference between the GSC retail price charged to customers and monthly prices that UI is required to pay to its wholesale power suppliers. Under the settlement and decision, UI will recover its power procurement costs and distribution rates in their entirety, along with the costs associated with these mitigation measures, including carrying charges calculated at UI’s pre-tax weighted cost of capital, and will restore the working capital balance to $9.1 million by the end of 2007.

Other Regulation

UI generally has several regulatory proceedings open and pending at the DPUC at any given time. Examples of such proceedings include an annual DPUC review and reconciliation of UI’s CTA and SBC revenues and expenses, dockets to consider specific restructuring or electricity market issues, consideration of specific rate or customer issues, and review of conservation programs.

On June 23, 2004, the DPUC approved UI’s request to amend its Purchased Power Adjustment Clause rate component to allow UI to apply the clause to special contract customers. The DPUC also approved a Purchased Power Adjustment rate of $0.000264 per kWh to be applied against special contract load to reflect the increased cost to serve these customers. This decision will allow UI to recover, through the GSC, changes in the cost to procure energy as it relates to special contract customers.

UI files semiannual true-ups with the DPUC regarding Bypassable Federally Mandated Congestion Costs (BFMCC) and Non-Bypassable Federally Mandated Congestion Costs (NBFMCC). These customer charges relate to “congestion costs” associated with not having adequate transmission infrastructure to move energy from the generating sources to the consumer and costs associated with maintaining the reliability of electric service, such as RMR contracts with generators. These costs change from time to time and the semiannual true-ups provide a mechanism for the electric distribution companies to adjust the charges to customers that allow the companies to recover their FMCC costs. UI made its first semiannual filing for 2006 on February 15, 2006. The DPUC issued a final decision on October 25, 2006 which, as requested in UI’s filing, made no adjustment to rates. UI made its second semiannual filing on September 8, 2006, recommending that any rate adjustments be incorporated into the Standard Service/Last Resort Service GSC rate setting proceedings. A final decision is still pending.

UI filed a revised local network service transmission tariff which was approved by the FERC in the fourth quarter of 2005. The revised transmission tariff will allow UI to recover its transmission revenue requirements on a prospective basis, subject to reconciliation with actual revenue requirements. Under UI’s previous transmission tariff, the annual period during which wholesale transmission rates were effective began after the annual period used to calculate the required transmission rates. The revised tariff will reduce the lag between the time transmission-related costs are incurred and the period in which rates are effective. In addition, UI received approval to include in the transmission rate base 50% of new construction work in progress related to new transmission facilities, which include the project to construct a 345-kV transmission line from Middletown, Connecticut, to Norwalk, Connecticut, and which will improve cash flow during design and construction of that transmission facility.

UI anticipates submitting a filing to the FERC in the near future to obtain incentive rate treatment for costs associated with the Middletown/Norwalk project. In particular, UI anticipates seeking approval for (1) the inclusion of 100% of construction work in progress in the transmission rate base, as opposed to the 50% currently approved, and (2) a 50 basis point ROE adder for the project’s use of advanced transmission technologies.

Operations

In implementing the Restructuring Legislation, UI established a Distribution Division and other “unbundled” components for accounting purposes, to reflect the various unbundled components on customer bills. Initially, the Distribution Division included both transmission and distribution. For regulatory and accounting purposes, UI has now separated transmission and distribution into separate divisions. Changes to income and expense items related to transmission and distribution have a direct impact on net income and earnings per share, while changes to items in “other unbundled utility components” do not have such an impact. The other components are the CTA, the SBC, the GSC, the C&LM charge, and REI charge. The CTA and SBC both earned a 10.45% return on the equity portion of their respective rate bases until the January 13, 2006 effective date of the 2005 Rate Case decision, at which time the authorized return on equity became 9.75%. Those returns are achieved either by accruing additional amortization expenses, or by deferring such expenses, as required to achieve the authorized return. Amortization expenses in the CTA and SBC components impact earnings indirectly through changes to the rate base. The GSC, C&LM and REI are essentially pass-through components (revenues are matched to recover costs). Except for the procurement fee in the GSC previously discussed in the “Legislation & Regulation - Background” section of this item, and a small management fee earned in the C&LM component, expenses are either accrued or deferred, or revenues are transferred, such that there is no net income associated with these three unbundled components.

The primary operational factors affecting UI’s financial results are sales volume, ability to control expenses and capital expenditures. Retail electric sales volume can be significantly affected by economic conditions and weather. The level of economic growth can be reflected in many ways: job growth or workforce reductions, plant relocations into or out of UI service territory, and expansions or contractions of facilities within UI’s service territory, all of which can affect demand for electricity. The weather can also have an impact on expenses, dependent on the level of work required as a result of storms or other extreme conditions. UI’s major expense components are (1) purchased power, (2) amortization of stranded costs, (3) wages and benefits, (4) depreciation, and (5) regional network service (RNS) transmission costs.

Power Supply Arrangements

UI conducted its first round of standard service and supplier of last resort service solicitations in August 2006, beginning with its issuance of a request for proposals (RFP). The RFP identified tranches of standard service load, with each tranche representing one-third of the full requirements for the UI standard service load for specific time periods, beginning with the six months January 1, 2007 - June 30, 2007, and including all or portions of the remainder of 2007, 2008 and 2009. UI also issued an RFP for supplier of last resort service, requesting bids for full requirements service for all of UI’s supplier of last resort requirements for the six months January 1, 2007 - June 30, 2007.

Final bids were received on August 29, 2006 with respect to both the standard service and supplier of last resort service RFPs. Bids were independently evaluated by UI, the DPUC’s consultant and the Office of Consumer Counsel, and a joint recommendation was provided with respect to both RFPs by UI and the DPUC consultant to the DPUC on August 29, 2006, with respect to the tranches to be filled in that solicitation. The DPUC issued a decision dated August 31, 2006 (and clarified on September 1, 2006) finding that the auction was conducted in accordance with the UI procurement plan and in a fair and impartial manner, and approving the prices and material terms of contracts for all recommended bids with the exception of the highest price recommended standard service tranche. UI conducted a substantially similar auction process commencing with the issuance of an RFP in October 2006, requesting full requirements standard service bids. Once again, there was a joint recommendation of bids to the DPUC, which on November 8, 2006, issued a decision approving the price and material terms of the contracts entered into by UI with the winning bidders and finding that the auction process was conducted in accordance with the UI procurement plan and in a fair and impartial manner.

As a result of these procurements, UI has wholesale power supply agreements in place for the supply of all of UI’s standard service and supplier of last resort service to customers for the period January 1, 2007 - June 30, 2007, and also has contracted for a portion of the standard service requirements for the remainder of 2007 and 2008.
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

These contracts are derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and they qualify for the “normal purchase, normal sale” exception under SFAS No. 133.

Competitive Transition Assessment

UI’s CTA collection recovers costs that have been reasonably incurred, or will be incurred, to meet its public service obligations and that will likely not otherwise be recoverable in a competitive market. These “stranded costs” include above-market long-term purchased power contract obligations, regulatory asset recovery and above-market investments in power plants. A significant amount of UI’s earnings is generated by the authorized return on the equity portion of as yet unamortized stranded costs in the CTA rate base. UI’s after-tax earnings attributable to CTA for the years ended December 31, 2006, 2005 and 2004 were $11.4 million, $12.7 million and $13.5 million, respectively. A significant portion of UI’s cash flow from operations is also generated from those earnings and from the recovery of the CTA rate base. Cash flow from operations related to CTA amounted to $26 million, $25 million and $26 million for the years ended December 31, 2006, 2005 and 2004, respectively. The CTA rate base has declined from year to year for a number of reasons, including: amortization of stranded costs, the sale of UI’s nuclear units, and adjustments made through the annual DPUC review process. The original rate base component of stranded costs, as of January 1, 2000, was $433 million. It has since declined to $237 million at year-end 2006. During the third quarter of 2006, the DPUC issued its final decision regarding UI’s 2005 CTA reconciliation filing with the DPUC. In that decision, the DPUC approved UI’s 2005 reconciliation filing and UI’s request to recover $4.8 million of gross earnings tax. Customer bills were not affected by this recovery. In the future, UI’s CTA earnings will decrease while, based on UI’s current projections, cash flow will remain fairly constant until stranded costs are fully amortized between 2013 and 2015. The date by which stranded costs are fully amortized depends primarily upon the DPUC’s future decisions which could affect future rates of stranded cost amortization.

Capital Projects

In order to maintain and improve its electricity delivery system and to provide quality customer service, UI is required to spend a significant amount each year on capital projects in the Distribution and Transmission Divisions. A large portion of the funds required for capital projects is provided by operating activities, and the remainder must be financed externally.

In April 2005, the Connecticut Siting Council (CSC) approved a project to construct a 345-kV transmission line from Middletown, Connecticut, to Norwalk, Connecticut, which was jointly proposed by UI and The Connecticut Light and Power Company (CL&P). This project is expected to improve the reliability of the transmission system in southwest Connecticut. The two companies have been working together on certain siting and permitting issues, and are each constructing, and will own and operate its respective portion of the transmission line and related facilities.

UI will construct, own, and operate transmission and substation facilities comprising approximately 20% of the total project cost. UI’s current estimate for its share of the project cost is approximately $230 million to $260 million (excluding allowance for funds used during construction). Based on the current projected schedule of construction, the project is expected to be complete in 2009. Upon project completion, UI’s transmission rate base will have increased by approximately $255 million to $285 million, an increase of more than 200% relative to UI’s current net transmission assets. FERC recently approved UI’s request to include 50% of construction work in progress (CWIP) expenditures in the rate base, allowing recovery on a portion of UI’s investment before the project is completed. UI will commence earning a return on the remaining 50% of CWIP when it is added to the rate base in conjunction with the improvements being placed in service. UI’s costs for the project are expected to be included in and recovered through transmission revenues requirements, which are under FERC jurisdiction.

Procurement of most of the major project components is now complete. In April 2006, UI executed a major turn-key contract for the construction of Singer Substation, which is the largest 345-kV gas insulated substation (GIS) in North America. In September 2006, UI executed a contract for the civil construction associated with the 345-kV underground cable system. In December 2006 and January 2007, UI executed contracts with two suppliers for the design, supply and installation of the 345-kV underground electric cable.

Approvals obtained thus far include: CSC approval of the project and subsequent approval of UI’s Singer Substation, water crossings and 345-kV underground transmission line Development and Management (D&M) plans; permits from the Connecticut Department of Environmental Protection and the U.S. Army Corps of Engineers ; various municipal approvals; Connecticut Department of Transportation Encroachment Agreement; unanimous approval for the proposed plan application submitted to the Reliability Committee of NEPOOL; and a determination from ISO-NE that implementation of the project will not have a significant adverse effect on the stability, reliability or operating characteristics of the transmission system, subject to certain conditions. Appeals to the Connecticut Superior Court were taken by three groups of entities, each of whom contested the CSC’s decision with respect to the location and construction of the line in two areas along the project route; however, these appeals do not contest the need for the project and do not seek a stay of the CSC decision. The appeal by one group of entities has been resolved and withdrawn. Settlement agreements have been executed with the other two entities. Two recent appeals, which do not name UI as a defendant, were filed by property owners along one portion of the line. Other governmental permitting, together with additional approvals from ISO-NE, will be required for the project. The total project cost and timing of completion could change depending on other permit requirements.

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

UIL Holdings Corporation

Risk Management and Insurance

With the substantial completion of the divestiture of Xcelecom, UIL Holdings has retained primary risk management and insurance exposures on Xcelecom’s completed operations in the area of bodily injury, property damage, uncompleted projects, professional, employment practice and fiduciary responsibility. To assist in minimizing the risk exposures, UIL Holdings has secured completed operations insurance coverage for third party liability claims subject to a deductible. Losses will be accrued based upon UIL Holdings’ estimates of the liability for claims incurred and an estimate of claims incurred but not reported. UIL Holdings will review the general liability reserves quarterly to ensure the adequacy of those reserves.

United Capital Investments, Inc.

UCI had a 25% interest in Cross-Sound Cable Company, LLC (Cross-Sound), which owns and operates a 330-megawatt transmission line (cable) connecting Connecticut and Long Island under the Long Island Sound. On February 27, 2006, UCI, together with the majority owner Hydro-Quebec (HQ), sold Cross-Sound to Babcock & Brown Infrastructure Ltd. (Babcock & Brown). UCI and UIL Holdings received proceeds of $53.2 million in exchange for UCI’s equity interest in Cross-Sound and the repayment of loans made by UIL Holdings to Cross-Sound. After transaction costs and taxes, UCI and UIL Holdings recognized a gain of $10.6 million and net proceeds of $46 million.

UCI also has passive, minority equity positions in two investment funds. UCI viewed these investments as an opportunity to earn reasonable returns and promote local economic development. During 2006, UCI funded $0.2 million to the Ironwood Mezzanine Fund (formerly the Ironbridge Mezzanine Fund) and received distributions from this fund of $0.3 million. During 2006, UCI received a distribution of $0.2 million and recorded an impairment of $0.9 million related to its investment in Zero Stage VII to adjust the investment’s carrying amount to its fair value of $1.0 million.

United Bridgeport Energy, Inc.

UBE held a 33 1/3% ownership interest in Bridgeport Energy LLC (BE), the owner of a gas-fired 520 MW merchant wholesale electric generating facility located in Bridgeport, Connecticut. On March 28, 2006, UBE sold its interest to the majority owner for $71 million and a release of all claims, and recognized a gain of approximately $0.2 million after-tax.

Xcelecom, Inc.

With the substantial completion of the divestiture of Xcelecom, UIL Holdings is no longer subject to the same level of operating risk factors that affected the financial results of Xcelecom in prior reporting periods. UIL Holdings‘ exposure regarding Xcelecom is now related to (1) the completion of certain outstanding projects, for which UIL Holdings retained financial responsibility, (2) the collection of certain accounts receivables and promissory notes related to the sales of certain Xcelecom companies, and (3) its indemnification obligations to the buyers of the former Xcelecom companies.

LIQUIDITY AND CAPITAL RESOURCES

UIL Holdings generates its capital resources primarily through operations. At December 31, 2006, UIL Holdings had $63.4 million of unrestricted cash and temporary cash investments. This represents an increase of $34.7 million from the corresponding balance at December 31, 2005. The components of this increase, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

(In Millions)

Balance, December 31, 2005	$28.7

Net cash provided by operating activities	47.1

Net cash provided by (used in) investing activities:
- Non-utility minority interest investments, net	0.2
- Restricted cash (1)	0.1
- Dividends received from equity investments	2.9
- Cash invested in plant	(76.7)
- Deferred payments in prior acquisitions	(18.5)
- Proceeds from sale of equity investments	100.9
- Proceeds from sale of assets of discontinued operations held for sale	13.2
- Proceeds from sale of Steel Point	10.3
- Repayments from (loan to) loan receivable Cross-Sound Cable Project, net	23.8
56.2

Net cash provided by (used in) financing activities:
- Financing activities, excluding dividend payments	(15.7)
- Dividend payments	(52.9)
(68.6)

Net Change in Cash	34.7

Balance, December 31, 2006	$63.4
(1) As of December 31, 2006, UIL Holdings had $0.4 million in restricted cash related to self-insurance and a DPUC energy independence program at UI.

The unrestricted cash position of UIL Holdings increased by $34.7 million from December 31, 2005 to December 31, 2006, as cash provided by investment activities from proceeds from the sale of the Xcelecom businesses and minority ownership interests in Cross-Sound and BE, as well as the repayment of the UIL Holdings loan to Cross-Sound, supplemented cash provided by operations which was partly driven by strong accounts receivable collections at both UI and Xcelecom. Cash used in investing activities during 2006 consisted primarily of capital expenditures of $76.3 million, mainly by UI for distribution and transmission infrastructure, as well as information technology. Investing activities also included $18.5 million of deferred non-compete and earn-out provision payments related to prior Xcelecom acquisitions. Financing activities during 2006 included the quarterly dividend payments on UIL Holdings common stock totaling $52.9 million, a $4.3 million principal payment on UIL Holdings’ long-term debt and repayment of UIL Holdings’ short term debt totaling $29.8 million. In addition to these investing and financing activities, UI made contributions totaling $8.1 million to its other post-retirement benefit pension plan, which is included in the amount of “Net cash provided by operating activities” presented above.

UIL Holdings also accesses capital through both long-term and short-term financing arrangements. Total long-term debt outstanding as of December 31, 2006 was $486.9 million, as compared to $491.2 million at year-end 2005. Moody’s Investors Service (Moody’s) Issuer Rating for UIL Holdings is Baa3 and UI’s Issuer Rating and senior unsecured debt rating is Baa2. The outlook for the ratings of both UIL Holdings and UI is stable. There have been no changes to the ratings of UIL Holdings or UI since September 2004. UI and UIL Holdings have a joint short-term credit facility totaling $175 million. The following table presents a summary of the amounts available under this credit facility as of December 31, 2006:

	UI	UIL Holdings
	(in millions)	(in millions)

Maximum Credit line	$175 (1)	$50
Less: Credit facility supporting standby letters of credit	-	4
Available Credit	$171 (1)	$46
(1) The borrowing limit under the Credit Agreement for UI is $175 million with $50 million of the limit available for
UIL Holdings. Any outstanding amounts borrowed by UIL Holdings also reduce the amount of credit available for UI.

All capital requirements that exceed available cash will have to be provided by external financing. Although there is no commitment to provide such financing from any source of funds, other than the short-term credit facility discussed above, future external financing needs are expected to be satisfied by the issuance of additional short-term and long-term debt. The continued availability of these methods of financing will be dependent on many factors, including conditions in the securities markets, economic conditions, and UIL Holdings’ future income and cash flow. See Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” and Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (B), Capitalization and Note (D), Short-Term Credit Arrangements,” of this Form 10-K for a discussion of UIL Holdings’ financing arrangements.

Financial Covenants

UIL Holdings and its subsidiaries are required to comply with certain covenants in connection with their respective loan agreements. The covenants are normal and customary in bank and loan agreements. The covenants below describe only the financial covenants in the agreements.

UIL Holdings

Under the Note Purchase Agreement (NPA) in connection with the 7.23% Senior Notes, Series A, due February 15, 2011, in the original principal amount of $30 million, and 7.38% Senior Notes, Series B, due February 15, 2011, in the principal amount of $45 million, issued by UIL Holdings, UIL Holdings is required to (i) maintain a ratio of consolidated debt to consolidated capital of not greater than 65% (debt ratio); (ii) maintain a ratio of consolidated earnings available for interest charges to consolidated interest charges for any period of four consecutive fiscal quarters of at least 2.00 to 1.00 (interest coverage ratio); and (iii) maintain consolidated net worth of at least $345 million plus 25% of consolidated net income on a cumulative basis for each fiscal quarter for which consolidated net income is positive. UIL Holdings amended the NPA, (1) effective March 30, 2006, to define consolidated net income without regard to any reduction in net income resulting from any impairment of goodwill in connection with a decision by UIL Holdings to divest of Xcelecom or its subsidiaries, (2) effective October 20, 2006, to exclude the anticipated impact to comprehensive income at December 31, 2006, of SFAS No. 158 from two of the three financial covenants under the Agreement, and (3) effective December 31, 2006, to define consolidated net income without regard to losses related to fourth quarter 2006 results relating to Xcelecom, Inc., including operating results and losses on sales transactions that in each case are reported in discontinued operations. As of December 31, 2006, UIL Holdings’ debt ratio was 52%; its interest coverage ratio was 2.65 to 1.00; and it had consolidated net worth in excess of the requirement in the amount of $47 million. The Note Purchase Agreement describes typical events of default, including the situation in which UIL Holdings, UI, or the direct parent of the non-utility subsidiaries defaults on indebtedness in the aggregate principal amount of at least $10 million due to (i) a default in payment or payments due on the indebtedness, or (ii) default in the performance of or compliance with any term or condition of the indebtedness, which could result in the requirement that such indebtedness be repaid, or (iii) the occurrence of any event or condition that could require the purchase or repayment of the indebtedness prior to maturity.

There are no repayment triggers based on changes in UIL Holdings’ Issuer Rating in connection with the agreements described above.

UI

Under the Note Purchase Agreement in connection with the 4.42% Senior Notes, Series A, due December 12, 2007, in the principal amount of $74 million, and 4.89% Senior Notes, Series B, due December 12, 2009, in the principal amount of $51 million, and the Note Purchase Agreement in connection with the 3.95% Senior Notes, due December 9, 2008, in the principal amount of $100 million, UI is required to (i) maintain a ratio of consolidated debt to consolidated capital of not greater than 65% (debt ratio); and (ii) maintain a ratio of consolidated earnings available for interest charges to consolidated interest charges for any period of four consecutive fiscal quarters of at least 2.00 to 1.00 (interest coverage ratio). As of December 31, 2006, UI’s debt ratio was 51%; and its interest coverage ratio was 4.80 to 1.00. The Note Purchase Agreement describes typical events of default, including the situation in which UI defaults on indebtedness in the aggregate principal amount of at least $10 million due to (i) a default in payment or payments due on the indebtedness, or (ii) default in the performance of or compliance with any term or condition of the indebtedness, which could result in the requirement that such indebtedness be repaid, or (iii) the occurrence of any event or condition that could require the purchase or repayment of the indebtedness prior to maturity.

There are no dividend restrictions or repayment triggers based on changes in UI’s Issuer Rating in connection with the above agreements.

UIL Holdings / UI

UI and UIL Holdings entered into a joint revolving credit agreement (the “Credit Agreement”) on December 22, 2006, with a group of banks that extends to December 22, 2011. The borrowing limit under the Credit Agreement for UI is $175 million with $50 million of the limit available for UIL Holdings. Under the Credit Agreement, UIL Holdings and UI are each required to maintain a ratio of consolidated debt to consolidated capital of not greater than 65% (debt ratio). As of December 31, 2006, UIL Holdings’ debt ratio was 52% and UI’s debt ratio was 51%.

The Credit Agreement describes typical events of default, including the situation in which UIL Holdings or UI fails to pay when due any interest or principal due on indebtedness in the principal amount of at least $10 million or any interest or premium thereon in the aggregate amount of at least $10 million; or any other default or other event shall occur related to such indebtedness if the effect of such default or event is to accelerate, or to permit the acceleration of, the maturity of such indebtedness, or any such indebtedness shall be declared due and payable, or required to be prepaid, prior to the stated maturity. Notwithstanding anything to the contrary in the foregoing, a default by UIL Holdings generally does not create a cross-default in respect of outstanding indebtedness of UI (except in the case of a default arising from a Change of Control of UIL Holdings, as defined in the Credit Agreement).

There are no dividend restrictions or repayment triggers based on changes in UIL Holdings’ Issuer Rating or UI’s Issuer Rating or senior unsecured debt rating in connection with the Credit Agreement.

2007 Capital Resource Projections

For financial planning purposes, the amount of UIL Holdings’ quarterly per share cash dividend in 2007 is currently projected to be equal to the cash dividend of $0.432 per share paid in each quarter of 2006. UIL Corporate (which refers to the holding company level of UIL Holdings) will continue to be dependent on dividends from its subsidiaries and from external borrowings to provide the cash in excess of the amount currently on hand that is necessary for debt service, to pay administrative costs, to meet other contractual obligations that cannot be met by the non-utility subsidiaries, and to pay common stock dividends to UIL Holdings’ shareholders. As UIL Corporate’s sources of cash are limited to cash on hand, dividends from its subsidiaries and external borrowings, the ability to maintain future cash dividends at the level currently paid to shareholders will be dependent primarily upon sustained earnings from current operations of UI.

In order to achieve long-term growth in earnings, UI will need to increase its rate base through distribution and transmission reliability enhancement capital investments program to fulfill this growth requirement. Without substantial additions to the rate base, UI’s earnings will gradually decline over time due to the amortization of the CTA rate base. See the “Major Influences on Financial Condition” section of this Item 7 for more information.

UIL Holdings and its subsidiaries will continue their efforts to improve the earnings and cash flow position of UIL Holdings, to strengthen its financial position, and to reduce its dividend to earnings payout ratio.

The following table represents UIL Holdings’ projected sources and uses of capital for 2007:

(In Millions)

Cash balance (unrestricted), December 31, 2006	$63.4

Cash to be provided by (used in) operating activities of continuing operations:
Utility	84.7
Non-Utility	0.2
Xcelecom Divestiture	(5.1)
Net cash projected to be provided by operating activities of continuing operations	79.8

Cash to be provided by (used in) investing activities of continuing operations:
Utility uses in investing activities	(255.6)
Non-Utility proceeds from sale of minority interest investments	4.6
Net cash projected to be (used in) investing activities of continuing operations	(251.0)

Cash to be provided by (used in) financing activities of continuing operations:
Payment of common stock dividend	(43.0)
Issuance of Utility long-term debt	111.0
Payment for long-term debt maturities	(4.3)
Other financing activities	45.3
Net cash projected to be provided by financing activities of continuing operations	109.0

Projected cash balance (unrestricted), December 31, 2007	$1.2

UI

UI is expected to continue to generate strong cash flow from operating activities in 2007, currently projected to be in excess of $84 million. UI is expected to provide dividends to UIL Holdings in 2007. To maintain its capital structure at the allowed level of equity of 48%, the amount is currently projected to be $45 - $55 million. Funds from operations, equity infusions from UIL Holdings and short-term and long-term borrowings will be used to finance approximately $253.7 million of capital expenditures. In addition, UI is currently planning to contribute a total of $3.7 million to its post-retirement benefit plans, other than pension, during 2007.

The following table summarizes UI’s estimated capital expenditures for 2007:

2007
(in Millions)
Projected UI Capital Expenditures
Distribution
Recloser Program	$2.0
Cable Replacement	2.1
Transformers & Meters	4.4
Trumbull Substation	9.0
New loads/service	7.6
Poles	3.0
Splice Chambers	2.3
Lighting	2.2
Other	16.6
Distribution Subtotal	49.2

Transmission
Middletown/Norwalk Project (1)	165.6
Trumbull Substation	6.0
Other	5.0
Transmission Subtotal	176.6

Information Technology	14.2
Central Facility (2)	11.4
Other	2.3
27.9
Total Projected UI Capital Expenditures	$253.7

(1)
This amount represents UI’s current estimate based upon the current projected schedule of construction. UI’s current total estimated cost for this project is approximately $230 million to $260 million (excluding allowance for funds used during construction), with the completion of the project anticipated to be in 2009. Funding for this project is expected to come from internally generated funds, equity infusions from UIL Holdings, and short-term and long-term borrowings. Refer to the “Major Influences on Financial Condition - The United Illuminating Company - Operations - Capital Projects” section of this item for further details.

(2)	The Central Facility project is a plan to consolidate UI’s corporate and operational offices in one facility located in the central part of UI’s service territory.

Minority Interest Investments and UIL Corporate

UIL Corporate will be dependent upon dividends from its subsidiaries, promissory note payments and accounts receivable collections related to the divestiture of Xcelecom and from external borrowings to provide the cash in excess of the amounts currently on hand necessary for debt service, to pay administrative costs, to meet contractual obligations of Xcelecom related to the completion of certain Xcelecom projects, and to pay common stock dividends to UIL Holdings’ shareholders.

Contractual and Contingent Obligations

The following are contractual and contingent obligations of UIL Holdings and its subsidiaries as of December 31, 2006.

	(In Millions)
	2007	2008	2009	2010	2011	Thereafter	Total
Debt Maturities:
UIL Holdings	$4.3	$4.3	$4.3	$4.3	$49.2	$-	$66.4
UI	74.0	100.0	51.0	-	-	195.5	420.5
Total	$78.3	$104.3	$55.3	$4.3	$49.2	$195.5	$486.9

Contractual Obligations:
UIL Holdings
Interest on Long-Term Debt (1)	$4.6	$4.3	$4.0	$3.7	$0.4	$-	$17.0
Purchase Orders (2)	0.1	-	-	-	-	-	0.1
UI
Lease Payments	14.5	12.3	12.4	12.6	12.7	22.0	86.5
Interest on Long-Term Debt (1)	16.7	13.8	10.9	8.9	9.0	157.6	216.9
Purchase Orders (2)	31.1	-	-	-	-	-	31.1
Other Post-retirement Benefits Contribution (3)	3.7	-	-	-	-	-	3.7
UCI
Ironwood	-	-	0.1	-	-	-	0.1
Total	$70.7	$30.4	$27.4	$25.2	$22.1	$179.6	$355.4

As of December 31, 2006
(In Millions)
Guarantees:
UI-Hydro-Quebec (4)	$2.5
UCI-Hydro-Quebec (5)	$3.6

Letters of Credit:
Xcelecom (6)	$3.8

(1) Amounts represent interest payments on long-term debt outstanding at December 31, 2006. Interest payments will change if additional long-term debt is issued, or if current long-term debt is refinanced at different rates, in the future.
(2) Amounts represent contractual obligations for material and services on order but not yet delivered at December 31, 2006 and primarily relate to the Middletown to Norwalk transmission line project.
(3) UI is not expected to make a contribution to its pension plan in 2007, but expects to make total estimated contributions to its post-retirement benefits plans in 2007 of $3.7 million. The actual contributions may differ depending on the allowed maximum contribution for tax purposes and fluctuations in the discount rate and return on plan assets. Contribution projections beyond 2007 are not provided due to the volatility of the factors mentioned.
(4)
UI furnished a guarantee for its participating share of the debt financing for one phase of the Hydro-Quebec transmission tie facility linking New England and Quebec, Canada. See Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (J), Commitments and Contingencies - Hydro-Quebec,” of this Form 10-K for further information.

(5)
This amount represents UCI’s and UIL Holdings’ collective guarantee to Hydro-Quebec in support of Hydro-Quebec’s guarantees to third parties in connection with the construction of the Cross-Sound Cable project. See Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (J), Commitments and Contingencies - Cross-Sound Cable Company, LLC,” of this Form 10-K for further information.

(6)
This amount represents Xcelecom’s letter of credit which is supported by UIL Holdings’ standby letter of credit. See Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (D), Short-Term Credit Arrangements,” of this Form 10-K, which information is hereby incorporated by reference.

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

Accounting for Regulated Public Utilities - SFAS No. 71

Generally accepted accounting principles (GAAP) for regulated entities in the United States of America allow UI to give accounting recognition to the actions of regulatory authorities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.” In accordance with SFAS No. 71, UI has deferred recognition of costs (a regulatory asset) or has recognized obligations (a regulatory liability) if it is probable that such costs will be recovered or obligations relieved in the future through the ratemaking process. In addition to the Regulatory Assets and Liabilities identified on the Consolidated Balance Sheet, and in Note A - “Regulatory Accounting,” there are other regulatory assets and liabilities included in the Consolidated Balance Sheet such as certain deferred tax assets and liabilities. UI also has obligations under power contracts, the recovery of which is subject to regulation. If UI, or a portion of its assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs would be required in the year in which such criteria are no longer met (if such deferred costs are not recoverable in the portion of the business that continues to meet the criteria for application of SFAS No. 71).

Accounting for Pensions and Other Post-retirement Benefits

UIL Holdings accounts for its pension and post-retirement benefit plans in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits an amendment of FASB No. 87, 88, 106 and 132(R) (SFAS 158).”  In applying these accounting practices, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets. Delayed recognition of differences between actual results and those assumed allows for a smoother recognition of changes in benefit obligations and plan performance over the working lives of the employees who benefit under the plans. The primary assumptions are as follows:

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

These assumptions are the responsibility of management, in consultation with its outside actuarial and investment advisors. A variance in the discount rate, expected return on assets or average wage increase could have a significant impact on pension costs, assets and obligations recorded under SFAS No. 158. In addition to a change in the discount rate and the expected return on assets, a variance in the health care cost trend assumption could have a significant impact on post-retirement medical expense recorded under SFAS No. 106.

As of December 31, 2006, UIL Holdings changed its discount rate assumption that will be used to calculate the 2007 pension expense from 5.50% to 5.75% to reflect the increase in the rate of return for long-term fixed-income securities, which serves as the basis for this assumption. UIL Holdings plans to use 8.50%, an increase of 0.25% as compared to 2006, as the expected return on plan assets for 2007, based on projections of future expected performance developed in conjunction with UIL Holdings’ actuaries and investment advisors.

The assumptions listed above will be revised over time as economic and market conditions change. Changes in those assumptions could have a material impact on pension and post-retirement expenses. For example, if there had been a 0.25% change in the discount rate assumed at 5.50%, the 2006 pension expense would have increased or decreased inversely by $0.9 million; if there had been a 1% change in the expected return on assets, the 2006 pension expense would have increased or decreased inversely by $2.9 million.

The projected, long-term average wage increases are 4.4% in 2006 and 2007. The health care cost trend rate assumption for pre-65 retirees is set at 10% in 2007, with such rate decreasing gradually to 5.5% in 2012. The health care cost trend rate assumption for post-65 retirees is set at 5.5% in 2007, with such rate decreasing to 5.0% in 2008.

UIL Holdings’ 2006 pension and post-retirement benefits expenses were $10.2 million and $6.3 million, respectively.

The assumptions are used to predict the net periodic expense on a forward-looking basis. To the extent actual investment earnings, actual wage increases and other items differ from the assumptions, a gain or loss is created, and subsequently amortized into expense.

UI will reflect all unrecognized prior service costs and credits and unrecognized actuarial gains and losses as regulatory assets rather than in accumulated other comprehensive income, as it is probable that such items are recoverable through the ratemaking process in future periods.

Goodwill and Other Intangible Assets

Effective January 1, 2002, UIL Holdings adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement modified the accounting and reporting of goodwill and intangible assets. On April 26, 2006, UIL Holdings announced its intention to divest its wholly owned subsidiary, Xcelecom, completing its corporate strategic realignment to focus on its regulated electric utility, UI. This event required goodwill to be measured for impairment and a pre-tax goodwill impairment charge of $85.0 million was recorded during the first quarter of 2006, based on UIL Holdings’ intent to divest, estimates of fair value as determined by an outside advisory firm, and indicative third party bids. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the impairment is included in discontinued operations as of December 31, 2006. See below, “Impairment of Long-Lived Assets and Investments and Discontinued Operations/Assets Held for Sale.”

Unbilled Revenue

UI utilizes a customer accounting software package integrated with the network meter reading system to estimate unbilled revenue (installation method). The installation method allows for the calculation of unbilled revenue on a customer-by-customer basis, utilizing actual daily meter readings at the end of each month to calculate consumption and pricing for each customer. A significant portion of utility retail kilowatt-hour consumption is now read through the network meter reading system. For those customers still requiring manual meter readings, consumption is estimated based upon historical usage and actual pricing for each customer.

Impairment of Long-Lived Assets and Investments and Discontinued Operations/Assets Held for Sale

Based on the significant amount of assets recorded by UIL Holdings for both the utility and non-utility businesses, monitoring of these assets for impairment losses is critical. SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires the recognition of impairment losses on long-lived assets when the book value of an asset exceeds the sum of the expected future undiscounted cash flows that result from the use of the asset and its eventual disposition. SFAS No. 144 requires the recognition of impairment losses on long-lived assets when the book value of an asset exceeds the sum of the expected future undiscounted cash flows that result from the use of the asset and the proceeds from its eventual disposition. If impairment arises, then the amount of any impairment is measured based on discounted cash flows or estimated fair value. To the extent that an asset is held for sale, SFAS No. 144 requires that the asset be recorded at the lower of carrying value or the asset’s fair value less cost to sell. In the third quarter of 2006, a pre-tax impairment charge of $24.8 million was recorded to bring the carrying value of the then remaining Xcelecom businesses in line with their estimated fair value based on indicative third party bids on hand at that time. Additionally, certain amounts previously reported have been reclassified to conform to the reporting of Xcelecom results as discontinued operations.

SFAS No. 144 also requires that rate-regulated companies recognize an impairment loss when a regulator excludes all or part of a cost from rates, even if the regulator allows the company to earn a return on the remaining costs allowed. Under this standard, the probability of recovery and the recognition of regulatory assets under the criteria of SFAS No. 71 must be assessed on an ongoing basis. As described in “Accounting for Regulated Public Utilities - SFAS No. 71” earlier in this section, determination that certain regulatory assets no longer qualify for accounting as such could have a material impact on the financial condition of both UI and UIL Holdings. At December 31, 2006, UI, as a rate-regulated entity, did not have any assets that were impaired under this standard.

Consolidation of Variable Interest Entities

FASB Interpretation No. 46R (FIN 46R), “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin (ARB) 51, which replaces the same titled FASB Interpretation No. 46 issued in January 2003, is effective for all variable interest entities, as defined by ARB 51. The primary objectives of FIN 46R are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities or VIEs) and how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary). With the sale of the Xcelecom companies, UIL Holdings performed a review of FIN 46R and determined that none of the Xcelecom businesses sold are VIEs that would have to be consolidated into UIL Holdings’ results and financial statements. In 2007, UIL will maintain responsibility for the completion of certain jobs-in-progress, collecting certain accounts receivable and pursuing outstanding claims. The resolution of these items is uncertain and, as such, can have positive or negative impacts on consolidated earnings and cash flow. UIL also has exposure to surety companies that have provided bonding to Xcelecom and to the buyers of the Xcelecom businesses in connection with indemnity obligations in the sale agreements. Results will thus be dependent on whether or not jobs-in-progress are completed within estimates, the extent to which retained receivables are collected and how successful UIL is in its pursuit of outstanding claims and whether there are indemnification claims. Xcelecom is also expected to generate additional administrative costs, comprising legal and consulting costs. Refer to Part I, Item 1A., “Risk Factors” and Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (N), Discontinued Operations” of this Form 10-K for a detailed discussion of UIL Holdings’ exposure as a result of its continuing involvement with the Xcelecom businesses sold.

Accounting for Contingencies

SFAS No. 5, “Accounting for Contingencies,” applies to an existing condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. In accordance with SFAS No. 5, UIL Holdings accrues estimated losses related to each contingency as to which a loss is probable and can be reasonably estimated and no liability is accrued for any contingency as to which a loss is not probable or cannot be reasonably estimated. With respect to amounts accrued for contingencies related to UI, if it is probable that such estimated costs would be recovered through the ratemaking process, recognition of such costs is deferred in accordance with the provisions of SFAS No. 71 (see “Accounting for Regulated Public Entities - SFAS No. 71” of this item). Refer to Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (J), Commitments and Contingencies” of this Form 10-K for a detailed discussion of UIL Holdings’ current known material contingencies.

OFF-BALANCE SHEET ARRANGEMENTS

UIL Holdings and its subsidiaries occasionally enter into guarantee contracts in the ordinary course of business. At the time a guarantee is provided, an analysis is performed to assess the expected financial impact, if any, based on the likelihood of certain events occurring that would require UIL Holdings to perform under such guarantee. Subsequent analysis is performed on a periodic basis to assess the impact of any changes in events or circumstances. If such an analysis results in an amount that is inconsequential, no liability is recorded on the balance sheet related to the guarantee. As of December 31, 2006, UIL Holdings had certain guarantee contracts outstanding for which no liability has been recorded in the Consolidated Financial Statements. Refer to Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (J), Commitments and Contingencies,” of this Form 10-K for further discussion of such guarantees.

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

RESULTS OF OPERATIONS

Use of Non-GAAP Measures

Within the “Results of Operations” section of this Form 10-K, tabular presentations showing a comparison of UIL Holdings’ net income and earnings per share (EPS) for 2006 and 2005, as well as 2005 and 2004, are provided. UIL Holdings believes this information is useful in understanding the fluctuations in earnings per share between the current and prior year periods. The amounts presented show the earnings per share from continuing operations for each of UIL Holdings’ lines of business, calculated by dividing the income from continuing operations of each line of business by the average number of shares of UIL Holdings common stock outstanding for the periods presented. The earnings per share tables presented in “The United Illuminating Company Results of Operations” and “Non-Utility Businesses Results of Operations” for all periods presented are calculated on the same basis and reconcile to the amounts presented in the table under the heading “UIL Holdings Corporation Results of Operations.” The total earnings per share from continuing operations and discontinued operations in the table presented under the heading “UIL Holdings Corporation Results of Operations” are presented on a GAAP basis.

In discussing the results of operations, UIL Holdings also believes that a breakdown, presented on a per share basis, of how particular significant items contributed to the change in income from continuing operations by line of business (Item Variance EPS Presentation) is useful in understanding the overall change in the consolidated results of operations for UIL Holdings from one reporting period to another. UIL Holdings presents such per share amounts by taking the dollar amount of the applicable change for the revenue or expense item, booked in accordance with GAAP, and applying UIL Holdings’ combined effective statutory federal and state tax rate (see Part II. Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (E), Income Taxes” of this Form 10-K for details of UIL Holdings’ combined effective statutory tax rate) to obtain the after-tax impact of the item. The after-tax amount is then divided by the average number of shares of UIL Holdings common stock outstanding for the period presented. Any amounts provided as Item Variance EPS Presentation are provided for informational purposes only and are not intended to be used to calculate “Pro-forma” amounts.

2006 vs. 2005

UIL Holdings Corporation Results of Operations: 2006 vs. 2005

UIL Holdings’ earnings from continuing operations for 2006 increased by $25.1 million, or $1.02 per share, compared to 2005. Net loss from discontinued operations decreased by $121.6 million, or $4.97 per share, compared to 2005. Total earnings in 2006, including discontinued operations, decreased by $96.5 million, or $3.95 per share, as compared to 2005.

The table below represents a comparison of UIL Holdings’ net income and earnings per share (EPS) for 2006 and 2005.

			2006 more (less) than 2005
	Year Ended December 31, 2006	Year Ended December 31, 2005	Amount	Percent
Net Income (Loss) (In Millions except Percent and Per Share Amounts)
UI	$51.7	$44.8	$6.9	15%
Non-Utility	6.9	(11.3)	18.2	161%
Total Income from Continuing Operations	58.6	33.5	25.1	75%
Discontinued Operations	(123.8)	(2.2)	(121.6	(5,527)%
Total Net Income (Loss)	$(65.2)	$31.3	$(96.5	(308)%

EPS
UI	$2.12	$1.85	$0.27	15%
Non-Utility	0.28	(0.47)	0.75	160%
Total EPS from Continuing Operations - Basic	2.40	1.38	1.02	74%
Discontinued Operations	(5.06)	(0.09)	(4.97	(5,522)%
Total EPS - Basic	$(2.66)	$1.29	$(3.95	(306)%
Total EPS - Diluted (Note A)	$(2.63)	$1.28	$(3.91	(305)%

Note A: Reflecting the effect of dilutive stock options, performance shares and restricted stock. Dilutive securities dilute the 2006 earnings from continuing operations by $0.04 per share and the 2006 loss from discontinued operations by $0.07 per share.

The following table presents a line-by-line breakdown of revenue and expenses from UIL Holdings’ Consolidated Statement of Income by subsidiary, including comparisons between 2006 and 2005. Significant variances are explained in the discussion and analysis of individual subsidiary results that follow.

	Year Ended December 31,		2006 more (less)
(In Millions)	2006	2005	than 2005

Operating Revenues	$845.9	$812.4	$33.5

Fuel and energy expenses - UI	$413.9	$413.9	$-

Operation and maintenance expenses
UI	$233.6	$206.4	$27.2
Minority Interest Investment & Other (1)	5.9	6.3	(0.4)
Total operation and maintenance expenses	$239.5	$212.7	$26.8

Depreciation and amortization expenses
Depreciation - UI	$30.8	$29.5	$1.3
Amortization of regulatory assets - UI	39.2	34.9	4.3
Minority Interest Investment & Other (1)	0.2	-	0.2
Total depreciation and amortization expenses	$70.2	$64.4	$5.8

Taxes - other than income taxes
UI - State gross earnings tax	$28.6	$26.8	$1.8
UI - other	14.8	14.5	0.3
Total taxes - other than income taxes	$43.4	$41.3	$2.1

	Year Ended December 31,		2006 more (less)
(In Millions)	2006	2005	than 2005
Other Income (Deductions)
UI	$7.7	$9.3	$(1.6)
Minority Interest Investment & Other (1)	3.5	1.2	2.3
Total Other Income (Deductions)	$11.2	$10.5	$0.7

Interest Charges
UI	$17.8	$16.7	$1.1
UI - Amortization: debt expense, redemption premiums	1.5	1.5	-
Minority Interest Investment & Other (1)	5.1	6.3	(1.2)
Total Interest Charges	$24.4	$24.5	$(0.1)

Gain on Sale of Equity Investments - UIL & Other	$18.9	$-	$18.9

Income Taxes
UI	$21.4	$33.0	$(11.6)
Minority Interest Investment & Other (1)	4.8	(7.5)	12.3
Total Income Taxes	$26.2	$25.5	$0.7

Income (Losses) from Equity Investments
UI	$(0.3)	$0.3	$(0.6)
Minority Interest Investment & Other (2)	0.5	(7.4)	7.9
Total Income (Losses) from Equity Investments	$0.2	$(7.1)	$7.3

Net Income (Loss)
UI	$51.7	$44.8	$6.9
Minority Interest Investment & Other (1) (2)	6.9	(11.3)	18.2
Subtotal Income from Continuing Operations	58.6	33.5	25.1
Discontinued Operations	(123.8)	(2.2)	(121.6)
Total Net Income (Loss)	$(65.2)	$31.3	$(96.5)

(1)
The category "Minority Interest Investment & Other" includes amounts recognized at the non-utility businesses in relation to their minority interest investments, as well as unallocated holding company costs.

(2)	Includes income (losses) recognized at the non-utility businesses in relation to their minority interest investments.

The United Illuminating Company Results of Operations: 2006 vs. 2005

			2006 more (less) than 2005
	Year Ended December 31, 2006	Year Ended December 31, 2005	Amount	Percent
EPS from operations
Total UI - basic	$2.12	$1.85	$0.27	15%
Total UI - diluted (Note A)	$2.08	$1.83	$0.25	14%

Retail Sales*	5,919	6,106	(187)	(3)%
Weather Impact* (Note B)	60	(111)	171	3%
Retail Sales - Normalized*	5,979	5,995	(16)	-%
* Millions of kilowatt-hours
Note A: Reflecting the effect of dilutive stock options, performance shares and restricted stock.
Note B: Percentage change reflects impact to total retail sales.

UI’s net income was $51.7 million, or $2.12 per share, in 2006, compared to $44.8 million, or $1.85 per share, in 2005. The increase in 2006 was primarily due to higher retail rates and non-recurring earnings resulting from final decisions from the DPUC, partially offset by a decrease in customer volume and increased outside services, payroll and incentive compensation, and pension expense.

Overall, UI’s revenue increased by $33.5 million, from $812.4 million in 2005 to $845.9 million in 2006. Retail revenue increased $2.5 million due mainly to increases in customer prices, partially offset by lower customer volume resulting from mild weather. The price increase allowed UI to collect certain FMCC charges from customers to offset higher costs of procuring energy (see fuel and energy expense discussion below). Wholesale revenue decreased by $6.4 million as compared to 2005, primarily due to a lower wholesale energy market price. “Other” revenues increased $38.1 million as compared to 2005, largely due to (1) the net activity of the GSC “working capital allowance,” which increased 2006 “other” revenues by $6.6 million, as compared to a decrease in “other” revenues of $22.8 million in 2005, (2) $4.8 million from the recovery of amounts related to the gross earnings tax in the 2005 SBC/CTA reconciliation filing, and (3) increased transmission revenue of $3.0 million mainly due to higher billings.

Fuel and energy expense remained unchanged at $413.9 million in 2005 and 2006. Retail fuel expense in 2006 increased by $0.8 million compared to 2005, primarily due to UI’s portion of costs related to reliability-must-run agreements between ISO-NE and generators as well as increased costs of transitional standard offer service supply, partially offset by lower volume. During 2005 and 2006, UI received electricity to satisfy its transitional standard offer retail customer service requirements through a fixed-price purchased power agreement. These costs are recovered through the GSC and BFMCC portion of UI’s unbundled retail customer rates. UI’s wholesale energy expense in 2006 decreased by $0.8 million compared to 2005, primarily due to decreased volume from the Bridgeport RESCO generating plant.

UI’s operation and maintenance expenses increased by $27.2 million, from $206.4 million in 2005 to $233.6 million in 2006. The increase was primarily attributable to (1) increases in outside services of $4.1 million mainly due to higher consulting fees, largely associated with the customer billing system, (2) increases in payroll and stock-based incentive compensation of $4.4 million largely due to expenses related to retirement and retirement eligible employees, (3) increases in pension expense of $2.2 million primarily due to revised actuarial data, and (4) higher transmission expense of $6.6 million mainly due to increased tariff costs.

UI’s income taxes decreased by $11.6 million, from $33.0 million in 2005 to $21.4 million in 2006. The decrease was primarily due to non-recurring earnings of $6.5 million resulting from a final decision from the DPUC regarding a private letter ruling issued by the IRS associated with ADITC and EDFIT related to generation assets formerly owned by UI. Refer to Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (C), Regulatory Proceedings - Tax Credits Related to the Sale of Generation” of this Form 10-K.

Non-Utility Businesses Results of Operations: 2006 vs. 2005

			2006 more (less) than 2005
	Year Ended December 31, 2006	Year Ended December 31, 2005	Amount	Percent
EPS
Minority Interest Investments
UBE	$(0.01)	$(0.26)	$0.25	96%
UCI	0.42	(0.02)	0.44	2,200%
Subtotal Minority Interest Investments	0.41	(0.28)	0.69	246%

UIL Corporate (Note A)	(0.13)	(0.19)	0.06	32%

Total Non-Utility EPS from Continuing Operations	0.28	(0.47)	0.75	160%
Discontinued Operations	(5.06)	(0.09)	(4.97	(5,522)%
Total Non-Utility EPS - Basic	$(4.78)	$(0.56)	$(4.22	(754)%
Total Non-Utility EPS - Diluted (Note B)	$(4.71)	$(0.55)	$(5.26	(956)%

Note A:	Includes interest charges and strategic and administrative costs of the non-utility holding company.
Note B:
Reflecting the effect of dilutive stock options, performance shares and restricted stock.  Dilutive securities do not dilute the 2006 non-utility earnings from continuing operatins and dilute the 2006 non-utility loss from discontinued operations by $0.07 per share.

The consolidated non-utility businesses reported income from continuing operations, including unallocated holding company costs, of $6.9 million, or $0.28 per share, in 2006, compared to a loss of $11.3 million, or $0.47 per share, in 2005. The increase in earnings was mainly due to the sale of UIL Holdings’ ownership interest in Cross-Sound and Bridgeport Energy in the first quarter of 2006.

The following is a detailed explanation of the change in results between 2006 and 2005 for each of UIL Holdings’ non-utility businesses.

Non-Utility Businesses

Minority Interest Investments

United Bridgeport Energy, Inc.

UBE owned a 33 1/3% interest in Bridgeport Energy, LLC (BE) until the completion of its sale to an affiliate of Duke Energy on March 28, 2006. UBE lost $0.2 million, or $0.01 per share, in 2006, compared to a loss of $6.2 million, or $0.26 per share, in 2005. The improvement from the prior year was mainly due to the absence of costs related to a scheduled outage in 2005.

United Capital Investments, Inc.

UCI earned $10.3 million, or $0.42 per share, in 2006 compared to a net loss of $0.4 million, or $0.02 per share, in 2005. The improvement from the prior year was mainly due to the sale of Cross-Sound, which occurred on February 27, 2006.

UIL Corporate

UIL Holdings retains certain costs at the holding company or “corporate” level which are not allocated to the various non-utility subsidiaries. UIL Corporate incurred unallocated after-tax costs of $3.2 million, or $0.13 per share, in 2006, compared to unallocated after-tax costs of $4.7 million, or $0.19 per share, in 2005. The improvement was largely due to increased interest income on short-term investments.

Discontinued Operations

Xcelecom, Inc.

Xcelecom lost $123.8 million, or $5.06 per share, in 2006, compared to a loss of $2.1 million, or $0.08 per share, in 2005. The decrease in earnings was largely due to (1) net after-tax losses of $49.1 million on the sale of Xcelecom subsidiaries; refer to Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (N) - Discontinued Operations,” of this Form 10-K for further information, (2) an after-tax goodwill impairment charge of $50.5 million, (3) increases in project losses incurred in 2006, and (4) severance and other divestiture-related costs incurred due to the divestiture announcement.

In accordance with SFAS No. 144, depreciation of assets classified as “held for sale” was ceased in April 2006. As such, 2006 depreciation and amortization expense was $1.4 million, after tax, lower than it would have been if the assets of Xcelecom had been depreciated through December 31, 2006.

American Payment Systems, Inc.

On June 22, 2004, UIL completed the sale of American Payment Systems, Inc. (APS) to CheckFree Corporation (CheckFree), a leading provider of financial electronic commerce services and products, pursuant to the purchase agreement entered into between the parties on December 16, 2003. In 2005, CheckFree elected to treat its purchase of APS as an asset purchase for tax purposes rather than as a stock purchase. The resulting adjustment from this tax election, along with additional costs associated with the preparation of the final APS tax returns, lowering the overall gain on the sale of APS by $0.1 million, was recognized in the third quarter of 2005 upon the filing of the final 2004 APS tax returns.

2005 vs. 2004

UIL Holdings Corporation Results of Operations: 2005 vs. 2004

UIL Holdings’ earnings from continuing operations for 2005 decreased by $2.9 million, or $0.14 per share, compared to 2004. Net income (loss) from discontinued operations decreased by $52.7 million, or $2.20 per share, compared to 2004. Total earnings in 2005, including discontinued operations, decreased by $55.6 million, or $2.34 per share, as compared to 2004.

The table below represents a comparison of UIL Holdings’ net income and earnings per share (EPS) for 2005 and 2004.

			2005 more (less) than 2004
	Year Ended December 31, 2005	Year Ended December 31, 2004	Amount	Percent
Net Income (Loss) (In Millions except Percent and Per Share Amounts)
UI	$44.8	$46.5	$(1.7)	(4)%
Non-Utility	(11.3)	(10.1)	(1.2)	(12)%
Total Income from Continuing Operations	33.5	36.4	(2.9)	(8)%
Discontinued Operations	(2.2)	50.5	(52.7)	(104)%
Total Net Income	$31.3	$86.9	$(55.6)	(64)%

EPS
UI	$1.85	$1.94	$(0.09)	(5)%
Non-Utility	(0.47)	(0.42)	(0.05)	(12)%
Total EPS from Continuing Operations - Basic	1.38	1.52	(0.14)	(9)%
Discontinued Operations	(0.09)	2.11	(2.20)	(104)%
Total EPS - Basic	$1.29	$3.63	$(2.34)	(64)%
Total EPS - Diluted (Note A)	$1.28	$3.60	$(2.32)	(64)%

Note A: Reflecting the effect of dilutive stock options, performance shares and restricted stock. Dilutive securities dilute the 2005 earnings from continuing operations by $0.01 per share but do not dilute earnings from discontinued operations.

The following table presents a line-by-line breakdown of revenue and expenses from UIL Holdings’ Consolidated Statement of Income by subsidiary, including comparisons between 2005 and 2004. Significant variances are explained in the discussion and analysis of individual subsidiary results that follow.

	Year Ended December 31,		2005 more (less)
(In Millions)	2005	2004	than 2004

Operating Revenues	$812.4	$764.1	$48.3

Fuel and energy expenses - UI	$413.9	$377.9	$36.0

Operation and maintenance expenses
UI	$206.4	$190.4	$16.0
Minority Interest Investment & Other (1)	6.3	5.5	0.8
Total operation and maintenance expenses	$212.7	$195.9	$16.8

Depreciation and amortization expenses
Depreciation - UI	$29.5	$28.7	$0.8
Amortization of regulatory assets - UI	34.9	34.6	0.3
Total depreciation and amortization expenses	$64.4	$63.3	$1.1

Taxes - other than income taxes
UI - State gross earnings tax	$26.8	$25.3	$1.5
UI - other	14.5	14.2	0.3
Total taxes - other than income taxes	$41.3	$39.5	$1.8

	Year Ended December 31,		2005 more (less)
(In Millions)	2005	2004	than 2004
Other Income (Deductions)
UI	$9.3	$6.6	$2.7
Minority Interest Investment & Other (1)	1.2	0.4	0.8
Total Other Income (Deductions)	$10.5	$7.0	$3.5

Interest Charges
UI	$16.7	$14.2	$2.5
UI - Amortization: debt expense, redemption premiums	1.5	1.4	0.1
Minority Interest Investment & Other (1)	6.3	6.6	(0.3)
Total Interest Charges	$24.5	$22.2	$2.3

Income Taxes
UI	$33.0	$37.8	$(4.8)
Minority Interest Investment & Other (1)	(7.5)	(7.4)	(0.1)
Total Income Taxes	$25.5	$30.4	$(4.9)

Income (Losses) from Equity Investments
UI	$0.3	$0.3	$0.0
Minority Interest Investment & Other (2)	(7.4)	(5.8)	(1.6)
Total Income (Losses) from Equity Investments	$(7.1)	$(5.5)	$(1.6)

Net Income (Loss)
UI	$44.8	$46.5	$(1.7)
Minority Interest Investment & Other (1) (2)	(11.3)	(10.1)	(1.2)
Subtotal Income from Continuing Operations	33.5	36.4	(2.9)
Discontinued Operations	(2.2)	50.5	(52.7)
Total Net Income	$31.3	$86.9	$(55.6)

(1)
The category "Minority Interest Investment & Other" includes amounts recognized at the non-utility businesses in relation to their minority interest investments, as well as unallocated holding company costs.

(2)	Includes income (losses) recognized at the non-utility businesses in relation to their minority interest investments.

The United Illuminating Company Results of Operations: 2005 vs. 2004

			2005 more (less) than 2004
	Year Ended December 31, 2005	Year Ended December 31, 2004	Amount	Percent
EPS from operations
Total UI - basic	$1.85	$1.94	$(0.09)	(5)%
Total UI - diluted (Note A)	$1.83	$1.93	$(0.10)	(5)%

Retail Sales*	6,106	5,952	154	3%
Unbilled Adjustment* (Note B)	-	(46)	46	1%
Leap Year Adjustment* (Note C)	-	(16)	16	-%
Weather Impact* (Note D)	(111)	-	(111)	(2)%
Retail Sales - Normalized*	5,995	5,890	105	2%
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

UI’s net income was $44.8 million, or $1.85 per share, in 2005, compared to $46.5 million, or $1.94 per share, in 2004. The decrease in 2005 was mainly attributable to the absence of $0.19 per share of non-recurring gains recognized in 2004 associated with a change in accounting estimate adjustment to unbilled revenues ($0.04 per share), a settlement by ISO-NE related to a review of the allocation of New England Power Pool transmission revenues to member companies ($0.05 per share), a DPUC decision allowing partial recovery of increased pension and post-retirement benefit expense ($0.05 per share), the resolution of tax and other post-closing issues related to UI’s sale of Seabrook Station ($0.03 per share), and the impact of final decisions by the DPUC regarding the disposition of proceeds from UI’s investment in nuclear generating facilities ($0.02 per share). The absence of these non-recurring gains was partially offset by the favorable impact of the weather and other items.

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

Fuel and energy expense increased by $36.0 million, from $377.9 million in 2004 to $413.9 million in 2005. The increase was primarily due to increased costs of transitional standard offer service supply as well as UI’s portion of costs related to RMR agreements between ISO-NE and NRG. In 2004 and 2005, UI received electricity to satisfy its transitional standard offer retail customer service requirements through a fixed-price purchased power agreement. These costs were recovered through the GSC and BFMCC portion of UI’s unbundled retail customer rates. UI’s wholesale energy expense in 2005 increased by $5.7 million compared to the same period of 2004, primarily due to a higher contract price.

UI’s operation and maintenance expenses increased by $16.0 million, from $190.4 million in 2004 to $206.4 million in 2005. The increase was mainly attributable to (1) increases in decommissioning expenses related to Connecticut Yankee, (2) increases in transmission expenses due to higher transmission loads, (3) higher uncollectible expenses due to increased customer account write-offs, (4) increased workers compensation claims and (5) increased overhead line maintenance expenses. Changes to decommissioning expenses do not impact net income, as the charge is offset by a reduction in amortization expense.

UI’s taxes other than income taxes increased by $1.8 million, from $39.5 million in 2004 to $41.3 million in 2005. The increase was primarily due to a reserve of $0.7 million that was established in 2005 related to a gross earnings tax assessment received from the Connecticut Department of Revenue Services. See Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (J), Commitments and Contingencies - Gross Earnings Tax Assessment,” of this Form 10-K for further discussion.

Other income increased by $2.7 million, from $6.6 million in 2004 to $9.3 million in 2005. The increase was mainly due to (1) income from GSC procurement fees, (2) increased income from ISO-NE load response activity and (3) increased income from allowance for funds used during construction arising from costs incurred on the Middletown/Norwalk project. These increases were partially offset by the absence of a 2004 reduction of reserves associated with UI’s investment in Seabrook Station resulting from a March 2004 DPUC decision.

Interest charges increased by $2.6 million, from $15.6 million in 2004 to $18.2 million in 2005. The increase was primarily due to the absence of a 2004 reversal of approximately $1.7 million of reserves due to the resolution of prior year Internal Revenue Service audits.

Non-Utility Businesses Results of Operations: 2005 vs. 2004

			2005 more (less) than 2004
	Year Ended December 31, 2005	Year Ended December 31, 2004	Amount	Percent
EPS
Minority Interest Investments
UBE	(0.26)	(0.15)	(0.11)	(73)%
UCI	(0.02)	(0.03)	0.01	33%
Subtotal Minority Interest Investments	(0.28)	(0.18)	(0.10)	(56)%

UIL Corporate (Note A)	(0.19)	(0.24)	0.05	21%

Total Non-Utility EPS from Continuing Operations	(0.47)	(0.42)	(0.05)	(12)%
Discontinued Operations	(0.09)	2.11	(2.20)	(104)%
Total Non-Utility EPS - Basic	$(0.56)	$1.69	$(2.25)	(133)%
Total Non-Utility EPS - Diluted (Note B)	$(0.55)	$1.67	$(2.22)	(133)%

Note A:	Includes interest charges and strategic and administrative costs of the non-utility holding company.
Note B:
Reflecting the effect of dilutive stock options, performance shares and restricted stock. Dilutive securities dilute the 2005 non-utility loss from continuing operations by $0.01 and do not dilute the 2006 non-utility loss from discontinued operations.

The consolidated non-utility businesses reported a loss from continuing operations, including unallocated holding company costs, of $11.3 million, or $0.47 per share, in 2005, compared to a loss of $10.1 million, or $0.42 per share, in 2004. The deterioration in earnings was mainly due to lower results at UBE.

The following is a detailed explanation of the change in results between 2005 and 2004 for each of UIL Holdings’ non-utility businesses.

Non-Utility Businesses

Minority Interest Investments

United Bridgeport Energy, Inc.

UBE owned a 33 1/3% interest in Bridgeport Energy, LLC (BE) until the completion of its sale to an affiliate of Duke Energy on March 28, 2006. UBE had a loss of $6.3 million, or $0.26 per share, during 2005, compared to a loss of $3.5 million, or $0.15 per share, in 2004. Plant revenues in 2005 were $0.09 per share better than 2004. The impact of higher revenues was more than offset by outage costs and costs associated with the sale of the interest in BE, which reduced 2005 earnings by $0.16 per share and $0.05 per share, respectively.

United Capital Investments, Inc.

UCI owned a 25% interest in Cross-Sound until the completion of its sale, together with the majority owner Hydro-Quebec, to Babcock & Brown Infrastructure Ltd. on February 27, 2006. UCI and UIL Holdings received proceeds of $53.2 million, subject to a working capital adjustment, in exchange for UCI’s equity interest in Cross-Sound and the repayment of a loan made by UIL Holdings to Cross-Sound. UCI lost $0.4 million, or $0.02 per share, in 2005 compared to a net loss of $0.8 million, or $0.03 per share, in 2004. The prior year results from Cross-Sound were affected by decreased revenues and increased legal fees resulting from a May 7, 2004 order by the U.S. Department of Energy terminating the Emergency Order under which the Cross-Sound cable had been operating. On June 24, 2004, Cross-Sound reached a settlement agreement with various regulatory authorities and other parties with an interest in the cable that allowed for immediate commercial operation of the cable.

UIL Corporate

UIL Corporate incurred unallocated after-tax costs of $4.7 million, or $0.19 per share, in 2005, compared to unallocated after-tax costs of $5.8 million, or $0.24 per share, in 2004. The after-tax costs for 2005 were lower due to decreased administrative costs.

Discontinued Operations

Xcelecom, Inc.

Xcelecom lost $2.1 million, or $0.08 per share, in 2005, compared to a gain of $0.7 million, or $0.03 per share, in 2004. The decrease from the prior year was primarily due to after-tax project write-downs of $5.9 million, or $0.25 per share, recognized in 2005. The write-downs were incurred on projects at Allan/Briteway Electrical Contractors, Inc., a New Jersey-based subsidiary of Xcelecom, and resulted mainly from operational problems associated with merging the Allan and Briteway organizations in early 2005. Labor cost overruns were the principal source of the project write-downs.

American Payment Systems, Inc.

On June 22, 2004, UIL completed the sale of APS to CheckFree Corporation (CheckFree), a leading provider of financial electronic commerce services and products, pursuant to the purchase agreement entered into between the parties on December 16, 2003. In 2005, CheckFree elected to treat its purchase of APS as an asset purchase for tax purposes rather than as a stock purchase. The resulting adjustment from this tax election, along with additional costs associated with the preparation of the final APS tax returns, lowering the overall gain on the sale of APS by $0.1 million, was recognized in the third quarter of 2005 upon the filing of the final 2004 APS tax returns.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

UIL Holdings’ and UI’s primary market risk is the interest rate risk that occurs in the refinancing of fixed rate debt at maturity and in the remarketing of multi-annual tax-exempt bonds. The weighted average remaining fixed rate period of outstanding long-term debt obligations of UIL Holdings and UI as of December 31, 2006 is 2.18 years, at an average interest rate of 4.52%.

The 2005 distribution Rate Case decision provides for recovery, through customer rates, of certain interest expense related to debt obligations. UI bears the interest rate risk, in the event the interest rate entered into is greater than amounts recoverable through the rate case for distribution. Interest costs for any new debt incurred as a result of capital investments for transmission will be submitted to the FERC for anticipated recovery and therefore are not expected to have a material impact on income. At the UI distribution division, to the extent there is a 0.25% interest rate change arising from (1) refinancing maturing debt, (2) remarketing of multi-annual tax exempt bonds, or (3) acquiring new debt in excess of 5.40% in the amount of $100 million, the impact to UI’s annual interest expense would be $0.25 million.

The table below provides information about long-tem debt of UIL Holdings and UI that exposes UIL Holdings to interest rate risk. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Expected Maturity Date
(In Thousands)
UIL Holdings
Long-Term Debt (1)	$4,286	$4,286	$4,286	$4,286	$49,285	$0	$66,429	$70,521
Average interest rate	7.23%	7.23%	7.23%	7.23%	7.37%	0%	7.33%
(1) Includes annual principal payments of $4.3 million related to the 7.23% Senior Notes and a $45.0 million principal payment due in 2011 related to the 7.38% Senior Notes, both of which are not subject to market rate risk, as UIL Holdings currently has no plan to refinance either debt.

	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Expected Maturity Date
(In Thousands)
UI	(1)	(2)	(3)	(4)		(5)
Long-Term Debt	$99,000	$100,000	$129,500	$27,500	$0	$64,640	$420,460	$415,934
Average interest rate	4.12%	3.95%	4.02%	3.65%	0%	3.65%	3.95%
(1) Includes pollution control revenue refunding bonds of $25.0 million with a fixed interest rate of 3.25% ending December 2007 and a $74.0 million principal payment due December 2007 related to the 4.42% Senior Notes.
(2) Includes a $100.0 million principal payment due December 2008 related to the 3.95% Senior Notes.
(3) Includes pollution control revenue refunding bonds of $71.0 million and $7.5 million with fixed interest rates of 3.50% and 3.00%, respectively, ending February 2009 and a $51.0 million principal payment due December 2009 related to the 4.89% Senior Notes.
(4) Includes pollution control revenue refunding bonds of $27.5 million with a fixed interest rate of 3.65% ending February 2010.
(5) UI entered into an interest rate cap transaction to mitigate interest rate risk. See below for further discussion.

UI and UIL Holdings entered into a joint revolving credit agreement on December 22, 2006 with a group of banks that extends to December 22, 2011. The borrowing limit under the facility for UI is $175 million with $50 million of the limit available for UIL Holdings. The facility permits borrowings at fluctuating interest rates determined by reference to Citibank’s New York bank rate and the Federal Rate (as defined in the facility), and also permits borrowings for fixed periods of time specified by UI and UIL Holdings at fixed interest rates determined by the Eurodollar interbank market in London (LIBOR). Changes in LIBOR or the prime lending market will have an impact on interest expense.

In addition, UI has a $64.5 million principal amount of Pollution Control Revenue Refunding Bonds, 2003 Series, due October 1, 2033, issued by the Business Finance Authority of the State of New Hampshire (the “Bonds”), for which the interest rate is reset through an auction held every 35 days. The interest rate on these Bonds at December 31, 2006 was 3.55%. On March 9, 2006, UI entered into an interest rate cap (rate cap) transaction to mitigate interest rate risk with respect to the Bonds. The rate cap was set at 3.68% and became effective March 30, 2006. The rate cap will terminate on August 5, 2009. The rate cap is tied to the U.S. Dollar - Bond Market Association (USD-BMA) Municipal Swap Index. If the average of the index for the calculation period exceeds the rate cap, UI will be paid an amount based on such difference.

Market risk also represents the risks of changes in the value of a financial instrument, derivative or non-derivative, caused by fluctuation in interest rates, and equity prices. At the end of each quarter, changes in the market value of the rate cap are marked-to-market, which resulted in $0.2 million charged to expense for the period ended December 31, 2006. UI paid $0.6 million to enter into the rate cap transaction, which is being amortized over the life of the rate cap based upon quarterly fair market value analysis.

Item 8. Financial Statements and Supplementary Data.

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF INCOME (LOSS)
For the Years Ended December 31, 2006, 2005 and 2004
(Thousands except per share amounts)

	2006	2005	2004

Operating Revenues (Note F)
Utility	$845,932	$812,395	$764,027
Non-utility businesses	18	19	68
Total Operating Revenues	845,950	812,414	764,095
Operating Expenses
Operation
Fuel and energy (Note F)	413,851	413,930	377,905
Operation and maintenance	239,533	212,761	195,951
Depreciation and amortization (Note F)	70,227	64,435	63,310
Taxes - other than income taxes (Note F)	43,394	41,254	39,458
Total Operating Expenses	767,005	732,380	676,624
Operating Income	78,945	80,034	87,471

Other Income and (Deductions), net (Note F)	11,153	10,537	7,034

Interest Charges, net
Interest on long-term debt	21,522	20,932	20,252
Other interest, net (Note F)	1,326	1,981	474
	22,848	22,913	20,726
Amortization of debt expense and redemption premiums	1,548	1,543	1,490
Total Interest Charges, net	24,396	24,456	22,216

Income Before Gain on Sale of Equity Investments, Income
Taxes, Equity Earnings and Discontinued Operations	65,702	66,115	72,289

Gain on Sale of Equity Investments (Note A)	18,908	-	-

Income Before Income Taxes, Equity Earnings and
Discontinued Operations	84,610	66,115	72,289

Income Taxes (Note E)	26,188	25,503	30,383

Income Before Equity Earnings and Discontinued Operations	58,422	40,612	41,906
Income (Loss) from Equity Investments	196	(7,126)	(5,482)
Income from Continuing Operations	58,618	33,486	36,424
Discontinued Operations, Net of Tax (Note N)	(123,782)	(2,232)	50,521

Net Income (Loss)	$(65,164)	$31,254	$86,945

Average Number of Common Shares Outstanding - Basic	24,441	24,245	23,983
Average Number of Common Shares Outstanding - Diluted	24,812	24,492	24,122

Earnings Per Share of Common Stock - Basic:
Continuing Operations	$2.40	$1.38	$1.52
Discontinued Operations	(5.06)	(0.09)	2.11
Net Earnings (Loss)	$(2.66)	$1.29	$3.63

Earnings Per Share of Common Stock - Diluted:
Continuing Operations	$2.36	$1.37	$1.51
Discontinued Operations	(4.99)	(0.09)	2.09
Net Earnings (Loss)	$(2.63)	$1.28	$3.60

Cash Dividends Declared per share of Common Stock	$1.728	$1.728	$1.728

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2006, 2005 and 2004
(Thousands of Dollars)

	2006	2005	2004

Net Income (Loss)	$(65,164)	$31,254	$86,945
Other comprehensive income (loss), net of tax:
Interest rate cap mark-to-market	(34)	-	-
Minimum pension liability (Note A)	556	(367)	(77)
Other Comprehensive Income (Loss)	522	(367)	(77)
Comprehensive Income (Loss) (Note A)	$(64,642)	$30,887	$86,868

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2006, 2005 and 2004
(Thousands of Dollars)

	2006	2005	2004
Cash Flows From Operating Activities
Net income (loss)	$(65,164)	$31,254	$86,945
Adjustments to reconcile net income
to net cash provided by operating activities:
(Gain) on sale of equity investments	(18,908)	-	-
(Gain) Loss on sale of assets of discontinued operations held for sale	61,561	-	(46,352)
Impairment of remaining assets of discontinued operations held for sale	586	-	-
Goodwill impairment	85,004	-	-
Impairment of non-utility minority investments	919	-	-
Gain on sale of Steel Point	(108)	-	-
Depreciation and amortization	51,314	48,827	46,679
Purchase power contract amortization (Note F)	21,381	21,751	22,897
Purchase Power above market fuel expense credit (Note F)	(21,381)	(21,751)	(22,897)
Deferred income taxes	(3,077)	5,842	11,844
Future tax benefits (Note E)	-	-	6,800
Stock-based compensation expense (Note A)	6,235	3,445	2,562
Excess tax benefits from share-based compensation	(1,753)	-	-
Pension expense	16,466	14,490	15,589
Deferred investment tax credits - net	(6,442)	(450)	(430)
Allowance for funds used during construction - equity	(2,128)	(2,815)	(1,761)
Undistributed losses of minority interest investments	(196)	7,126	5,482
Interest rate cap	222	-	-
Changes in:
Accounts receivable - net	(22,513)	(19,481)	(22,898)
Materials and supplies	(606)	(1,113)	2,001
Prepayments	(3,588)	(2,064)	(342)
Accounts payable	11,681	7,003	42,358
Interest accrued	(144)	38	(2,205)
Taxes accrued and refundable	(63,977)	14	12,636
Prepaid Pension	-	(14,934)	(15,083)
Settlement assets & obligations, net	-	-	(25,628)
Other assets	29,358	11,613	(46,681)
Other liabilities	(27,609)	(3,262)	(4,137)
Total Adjustments	112,297	54,279	19,566
Net Cash provided by Operating Activities	47,133	85,533	67,379

Cash Flows from Investing Activities
Acquisition of businesses, net of cash acquired	-	-	(463)
Non-utility minority interest investments, net	196	(1,723)	-
Proceeds from (loan to) Cross-Sound Cable Project	23,787	1,025	(826)
Proceeds from sale of equity investments	100,949	-	-
Proceeds from sale of discontinued operations held for sale	13,225	-	109,013
Proceeds from sale of Steel Point	10,300	-	-
Deferred payments in prior acquisitions	(18,490)	(7,614)	(2,980)
Plant expenditures	(76,774)	(59,676)	(52,725)
Dividents received from equity investments	2,850	-	-
Acquisition of Electric System Work Center facility	-	-	(16,210)
Changes in restricted cash	121	(211)	1,092
Net Cash provided by (used in) Investing Activities	56,164	(68,199)	36,901

Cash Flows from Financing Activities
Issuances of common stock	16,457	3,051	7,684
Excess tax benefits from share-based compensation	1,753	-	-
Payments on long-term debt	(4,286)	(4,286)	-
Notes payable - short-term, net	(29,483)	17,169	(54,964)
Payments on notes payable - long-term	-	(4,577)	(4,106)
Proceeds from notes payable - long-term	-	153	4
Expenses of issuances	(266)	-	-
Payment of common stock dividend	(52,922)	(41,894)	(41,347)
Other	160	1,539	-
Net Cash (used in) Financing Activities	(68,587)	(28,845)	(92,729)

Cash and Temporary Cash Investments:
Net change for the period	34,710	(11,511)	11,551
Balance at beginning of period	28,654	40,165	28,614
Balance at end of period	$63,364	$28,654	$40,165

Cash paid during the period for:
Interest (net of amount capitalized)	$22,919	$23,776	$22,799
Income taxes	$23,950	$23,800	$35,661

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET
December 31, 2006 and 2005

ASSETS
(Thousands of Dollars)

	2006	2005
Current Assets
Unrestricted cash and temporary cash investments	$63,364	$28,654
Restricted cash	366	206
Utility accounts receivable less allowance of $2,600 and $2,600	66,511	69,547
Other accounts receivable	33,741	10,440
Unbilled revenues	33,729	31,956
Current regulatory assets	43,755	36,961
Loan receivable - Cross-Sound Cable Project	-	23,787
Materials and supplies, at average cost	2,204	2,104
Deferred income taxes	9,303	6,641
Refundable taxes, net	29,609	-
Prepayments	2,942	2,718
Current assets of discontinued operations held for sale	9,906	126,784
Total Current Assets	295,430	339,798

Investments
Investment in United Bridgeport Energy facility	-	70,344
Other	9,985	24,753
Total Investments	9,985	95,097

Property, Plant and Equipment at original cost
In service	838,072	788,678
Less, accumulated depreciation	290,742	272,470
	547,330	516,208
Construction work in progress	99,684	65,544
Net Property, Plant and Equipment	647,014	581,752

Regulatory Assets (future amounts due from customers
through the ratemaking process)	660,174	603,949

Deferred Charges and Other Assets
Unamortized debt issuance expenses	7,105	7,527
Prepaid Pension	-	56,532
Other long-term receivable	10,468	13,799
Other	1,142	2,300
Total Deferred Charges and Other Assets	18,715	80,158

Long-term assets of discontinued operations held for sale	175	98,301

Total Assets	$1,631,493	$1,799,055

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET
December 31, 2006 and 2005

LIABILITIES AND CAPITALIZATION
(Thousands of Dollars)

	2006	2005
Current Liabilities
Notes payable	$-	$20,000
Current portion of long-term debt	78,286	4,286
Accounts payable	77,976	57,023
Dividends payable	-	10,517
Accrued liabilities	28,165	38,256
Current regulatory liabilities	21,877	17,430
Interest accrued	4,047	4,147
Taxes accrued	-	1,310
Current liabilities of discontinued operations held for sale	19,500	82,225
Total Current Liabilities	229,851	235,194

Noncurrent Liabilities
Purchase power contract obligation	38,836	55,602
Pension accrued	45,961	8,272
Connecticut Yankee contract obligation	28,923	40,414
Other post-retirement benefits accrued	35,002	16,454
Other	3,258	6,961
Total Noncurrent Liabilities	151,980	127,703

Deferred Income Taxes (future tax liabilities owed
to taxing authorities)	326,247	336,871

Regulatory Liabilities (future amounts owed to customers
through the ratemaking process)	54,125	60,064

Long-term liabilities of discontinued operations held for sale	106	7,756

Commitments and Contingencies (Note J)

Capitalization (Note B)
Net long-term debt	408,603	486,889

Common Stock Equity
Common stock (no par value, 24,856,042 and 24,320,106
shares outstanding at December 31, 2006 and 2005)	323,383	306,699
Paid-in capital	15,363	10,307
Capital stock expense	(2,170)	(2,170)
Unearned employee stock ownership plan equity	(2,612)	(3,562)
Accumulated other comprehensive loss	(57)	(940)
Retained earnings	126,674	234,244
Net Common Stock Equity	460,581	544,578

Total Capitalization	869,184	1,031,467

Total Liabilities and Capitalization	$1,631,493	$1,799,055

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
Consolidated Statement of Changes in Shareholders' Equity
December 31, 2006, 2005 and 2004
(Thousands of Dollars)

						Accumulated
				Capital	Unearned	Other
	Common Stock		Paid-in	Stock	ESOP	Comprehensive	Retained
	Shares (a)	Amount	Capital	Expense	Equity	Income (Loss)	Earnings	Total

Balance as of December 31, 2003	23,849,665	296,986	4,413	(2,170)	(5,461)	(496)	199,502	492,774

Net income for 2004							86,945	86,945
Cash dividends on common stock - $1.728 per share							(41,491)	(41,491)
Issuance of 272,257 shares common stock - no par value	264,257	6,721	392					7,113
Stock based compensation			1,964					1,964
Minimum pension liability adjustment (net of deferred tax benefit of $71)						(77)		(77)
Allocation of benefits - ESOP	46,572		220		949			1,169
Balance as of December 31, 2004	24,160,494	$303,707	$6,989	($2,170)	($4,512)	($573)	$244,956	$548,397

Net income for 2005							31,254	31,254
Cash dividends on common stock - $1.728 per share							(41,966)	(41,966)
Issuance of 121,045 shares common stock - no par value	113,045	2,992	65					3,057
Stock based compensation			2,965					2,965
Minimum pension liability adjustment (net of deferred tax benefit of $223)						(367)		(367)
Allocation of benefits - ESOP	46,567		288		950			1,238
Balance as of December 31, 2005	24,320,106	$306,699	$10,307	($2,170)	($3,562)	($940)	$234,244	$544,578

Net loss for 2006							(65,164)	(65,164)
Cash dividends on common stock - $1.728 per share							(42,406)	(42,406)
Issuance of 580,700 shares common stock - no par value	489,369	16,684	513					17,197
Stock based compensation			4,189					4,189
Minimum pension liability adjustment (net of deferred tax expense of $623)						940		940
Interest rate cap mark-to-market (net of deferred tax benefit of $39)						(57)		(57)
Allocation of benefits - ESOP	46,567		354		950			1,304
Balance as of December 31, 2006	24,856,042	$323,383	$15,363	($2,170)	($2,612)	($57)	$126,674	$460,581

(a) There were 30,000,000 shares authorized in 2006, 2005 and 2004.

The accompanying Notes to Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A) STATEMENT OF ACCOUNTING POLICIES

UIL Holdings Corporation (UIL Holdings) primarily operates its regulated utility business. The utility business consists of the electric transmission and distribution operations of The United Illuminating Company (UI). UIL Holdings also has a non-utility business, United Capital Investments, Inc. (UCI), which primarily holds passive minority ownership interests in two investment funds. The non-utility businesses also recently included (1) a minority ownership interest in Bridgeport Energy, LLC (BE) held by United Bridgeport Energy, Inc. (UBE) until the completion of the sale of that interest to an affiliate of Duke Energy on March 28, 2006, (2) UCI’s minority ownership interest in Cross-Sound Cable Company, LLC (Cross-Sound) until the completion of the sale of that interest to Babcock & Brown Infrastructure Ltd. on February 27, 2006, and (3) the operations of Xcelecom, Inc. (Xcelecom) until the substantial completion of the sale of that business effective December 31, 2006. The Xcelecom sale transactions are discussed further in “Note (N) - Discontinued Operations” of this Form 10-K. UIL Holdings is headquartered in New Haven, Connecticut, where its senior management maintains offices and is responsible for overall planning, operating and financial functions.

Accounting Records

The accounting records for UI are maintained in accordance with the uniform systems of accounts prescribed by the Federal Energy Regulatory Commission (FERC) and the Connecticut Department of Public Utility Control (DPUC).

The accounting records of UIL Holdings’ non-utility subsidiaries are maintained in conformity with accounting principles generally accepted in the United States of America (GAAP).

Basis of Presentation

The Consolidated Financial Statements include the accounts of UIL Holdings and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with GAAP requires management to use estimates and assumptions that affect (1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and (2) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

All earnings per share (EPS) amounts and references to common stock share numbers reflect a 5 for 3 common stock split, which occurred on July 3, 2006, for shareowners of record as of June 6, 2006.

Certain amounts previously reported have been reclassified to conform to the current presentation, including the reporting of Xcelecom results as discontinued operations and the impact on EPS and common stock share numbers of the aforementioned stock split.

Regulatory Accounting

Generally accepted accounting principles for regulated entities in the United States of America allow UI to give accounting recognition to the actions of regulatory authorities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.” In accordance with SFAS No. 71, UI has deferred recognition of costs (a regulatory asset) or has recognized obligations (a regulatory liability) if it is probable that such costs will be recovered or obligations relieved in the future through the ratemaking process. UI is allowed to recover all deferred costs through its regulated rates. See Note (C), “Regulatory Proceedings,” for a discussion of the recovery of UI’s stranded costs associated with the generation portion of its assets and operations, as well as a discussion of the regulatory decisions that provide for such recovery.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

In addition to the Regulatory Assets and Liabilities identified on the Consolidated Balance Sheet and described below, there are other regulatory assets and liabilities such as certain deferred tax liabilities. UI also has obligations under long-term power contracts, the recovery of which is subject to regulation. If UI, or a portion of its assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs would be required in the year in which such criteria are no longer met (if such deferred costs are not recoverable in the portion of the business that continues to meet the criteria for application of SFAS No. 71). UI expects to continue to meet the criteria for application of SFAS No. 71 for the foreseeable future. If a change in accounting were to occur, it could have a material adverse effect on UI’s earnings and retained earnings in that year and could also have a material adverse effect on UI’s ongoing financial condition.

UIL Holdings’ regulatory assets and liabilities as of December 31, 2006 and 2005 were comprised as follows:

	2006	2005
(In Thousands)
Regulatory Assets
Nuclear plant investments - above market	$375,169	$395,614
Income taxes due principally to book-tax differences	66,458	67,226
Long-term purchase power contracts-above market	38,837	55,602
Connecticut Yankee	28,923	40,414
Unamortized redemption costs	16,917	17,721
Stranded Cost Recovery	67,324	63,018
Pension and Other Post-Retirement Benefit Plans	108,248	-
Other	2,054	1,315
Total Regulatory Assets	703,930	640,910
Less current portion of regulatory assets	43,755	36,961
Regulatory Assets, Net	$660,174	$603,949

Regulatory Liabilities
Accumulated deferred investment tax credits	$5,490	$11,932
Deferred gain on sale of property	32,407	32,183
Excess generation service charge	11,021	16,924
Asset removal costs	4,383	5,828
Other	22,701	10,627
Total Regulatory Liabilities	76,002	77,494
Less current portion of regulatory liabilities	21,877	17,430
Regulatory Liabilities, Net	$54,125	$60,064

Property, Plant and Equipment

The cost of additions to property, plant and equipment and the cost of renewals and betterments are capitalized. Cost consists of labor, materials, services and certain indirect construction costs, including an allowance for funds used during construction. The costs of current repairs, major maintenance projects and minor replacements are charged to appropriate operating expense accounts as incurred. The original cost of utility property, plant and equipment retired or otherwise disposed of and the cost of removal, less salvage, are charged to the accumulated provision for depreciation.

UI accrues for estimated costs of removal for certain of its plant-in-service. Such removal costs are included in the approved rates used to depreciate these assets. At the end of the service life of the applicable assets, the accumulated depreciation in excess of the historical cost of the asset provides for the estimated cost of removal. In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” UI’s accrued costs of removal have been recorded as a

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

regulatory liability. Accrued costs of removal as of December 31, 2006 and 2005 totaled $4.4 million and $5.8 million, respectively.

UIL Holdings’ property, plant and equipment as of December 31, 2006 and 2005 were comprised as follows:

	2006	2005
	(In Thousands)
Utility:
Transmission plant	$151,589	$147,136
Distribution plant	555,056	518,358
General plant	67,141	62,674
Software	63,737	58,791
Other plant	549	1,719
Total property, plant & equipment	838,072	788.678
Less accumulated depreciation - Utility	290,742	272,470
	547,330	516,208
Construction work in progress	99,684	65,544
Net property, plant & equipment	$647,014	$581,752

Allowance for Funds Used During Construction (AFUDC)

In accordance with the uniform systems of accounts, the Company capitalizes AFUDC, which represents the approximate cost of debt and equity capital devoted to plant under construction. The portion of the allowance applicable to borrowed funds and the allowance applicable to equity funds are presented as other income in the Consolidated Statement of Income. Although the allowance does not represent current cash income, it has historically been recoverable under the ratemaking process over the service lives of the related properties. Weighted average AFUDC rates in effect for 2006, 2005 and 2004 were 6.75%, 7.25% and 8.00%, respectively.

Depreciation

Provisions for depreciation on utility plant for book purposes are computed on a straight-line basis, using estimated service lives. For utility plant other than software, service lives are determined by independent engineers and subject to review and approval by the DPUC. Software service life is based upon management’s estimate of useful life. One-half year’s depreciation is taken in the year of addition and disposition of utility plant, except in the case of major operating units on which depreciation commences in the month they are placed in service and ceases in the month they are removed from service. The aggregate annual provisions for depreciation for the years 2006, 2005 and 2004 were approximately 3.8%, 3.8%, and 3.9%, respectively, of the original cost of depreciable property.

Income Taxes

In accordance with SFAS No. 109, “Accounting for Income Taxes,” UIL Holdings has provided deferred taxes for all temporary book-tax differences using the liability method. The liability method requires that deferred tax balances be adjusted to reflect enacted future tax rates that are anticipated to be in effect when the temporary differences reverse. In accordance with generally accepted accounting principles for regulated industries, UI has established a regulatory asset for the net revenue requirements to be recovered from customers for the related future tax expense associated with certain of these temporary differences. For ratemaking purposes, UI normalizes all investment tax credits (ITCs) related to recoverable plant investments.

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

Restricted Cash

UI’s restricted cash totaled $0.4 million at December 31, 2006, related to self-insurance and a DPUC energy independence program. UI’s restricted cash at December 31, 2005, totaled $0.2 million, related to self-insurance.

Equity Investments

UI’s investment in the Connecticut Yankee Atomic Power Company (Connecticut Yankee), a retired nuclear generating company in which UI has a 9.5% stock interest, is accounted for on an equity basis. This net investment amounted to $1.3 million and $4.4 million at December 31, 2006 and 2005, respectively. For the year ended December 31, 2006, the investment balance decreased primarily due to a stock redemption dividend from Connecticut Yankee of $2.8 million. No dividends were received in 2005 or 2004. The Connecticut Yankee nuclear unit was retired in 1996 and is currently being decommissioned. See Note (J), “Commitments and Contingencies - Other Commitments and Contingencies - Connecticut Yankee Atomic Power Company.”

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

These gains on sale of ownership interests are included in gain on sale of equity investments on the UIL Consolidated Statement of Income (Loss) for the year ended December 31, 2006.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Goodwill and Other Intangible Assets

Effective January 1, 2002, UIL Holdings adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement modifies the accounting and reporting of goodwill and intangible assets. On April 26, 2006, UIL Holdings announced its intention to divest its wholly owned subsidiary, Xcelecom, completing its corporate strategic realignment to focus on its regulated electric utility, UI. This event required goodwill to be measured for impairment, and a pre-tax goodwill impairment charge of $85.0 million was recorded during the first quarter of 2006 based on UIL Holdings’ intent to divest, estimates of fair value as determined by an outside advisory firm and indicative third party bids. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the impairment is included in discontinued operations as of December 31, 2006. See below, “Note A - Impairment of Long-Lived Assets and Investments and Discontinued Operations/Assets Held for Sale.”

Pension and Other Post-Retirement Benefits

UIL Holdings accounts for pension plan costs and other post-retirement benefits, consisting principally of health and life insurance, in accordance with the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits an amendment of FASB No. 87, 88, 106 and 132(R).”  See Part II, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (G), Pension and Other Benefits," of the Form 10-K, which is hereby incorporated by reference.

Impairment of Long-Lived Assets and Investments

SFAS No. 144 requires the recognition of impairment losses on long-lived assets when the book value of an asset exceeds the sum of the expected future undiscounted cash flows that result from the use of the asset and the proceeds from its eventual disposition. If impairment arises, then the amount of any impairment is measured based on discounted cash flows or estimated fair value. To the extent that an asset is held for sale, SFAS 144 requires that the asset be recorded at the lower of carrying value or the asset’s fair value less cost to sell. In the third quarter of 2006, a pre-tax impairment charge of $24.8 million was recorded to bring the carrying value of the then remaining Xcelecom businesses in line with their estimated fair value based on indicative third party bids on hand at that time.

SFAS No. 144 also requires that rate-regulated companies recognize an impairment loss when a regulator excludes all or part of a cost from rates, even if the regulator allows the company to earn a return on the remaining costs allowed. Under this standard, the probability of recovery and the recognition of regulatory assets under the criteria of SFAS No. 71 must be assessed on an ongoing basis. As described in “Accounting for Regulated Public Utilities - SFAS No. 71” earlier in this section, determination that certain regulatory assets no longer qualify for accounting as such could have a material impact on the financial condition of both UI and UIL Holdings. At December 31, 2006, UI, as a rate-regulated entity, did not have any assets that were impaired under this standard.

Discontinued Operations / Assets Held for Sale

SFAS No. 144 also addresses the accounting for, and disclosure of, long-lived assets to be disposed of by sale. Under SFAS No. 144, a long-lived asset or group of assets (disposal group) is classified as discontinued operations when the company commits to a plan to sell the long-lived asset (disposal group) within a 12-month period, there will be no significant continuing involvement following the sale, and certain other criteria set forth in the statement are satisfied. In such a case:

•	The long lived-asset (disposal group) will be measured at the lower of its carrying value or fair value, less costs to sell, and will be classified as held for sale on the Consolidated Balance Sheet.
•	The long-lived asset (disposal group) shall not be depreciated (amortized) while it is classified as held for sale.
•	The related operations of the long-lived asset (disposal group) will be reported as discontinued operations in the consolidated statement of operations, with all comparable periods restated.
•	The operations and cash flows of the disposal group are expected to be eliminated from ongoing operations.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

UIL Holdings announced on April 26, 2006, its intentions to divest its wholly owned subsidiary, Xcelecom. With the announcement, Xcelecom met the criteria set forth in SFAS No. 144 to be classified as held for sale and is reported as such in UIL Holdings’ Form 10-K for the year ending December 31, 2006. Effective December 31, 2006, UIL Holdings substantially completed the sale of the Xcelecom subsidiaries, while one entity, Thermal Energies, Inc. continues to be held for sale and actively marketed. As such, the operating results and financial position have been included as discontinued operations held for sale in the accompanying consolidated statements of financial position and results of operations.

Major classes of assets and liabilities of Xcelecom consist of current assets of $9.9 million, property, plant and equipment, and long-term assets of $0.2 million, current liabilities of $19.5 million and non current liabilities of $0.1 million.

At December 31, 2003, APS met the criteria set forth in SFAS No. 144 to be classified as discontinued operations held for sale and on June 22, 2004, UIL Holdings completed the sale of APS (see Note (N) - “Discontinued Operations”).

Earnings per Share

The following table presents a reconciliation of the basic and diluted earnings per share calculations for the years 2006, 2005 and 2004:

	Income Applicable to Common Stock	Average Number of Shares Outstanding	Earnings per Share
	(In Thousands, except per share amounts)

2006
Basic earnings from continuing operations	$58,618	24,441	$2.40
Basic earnings from discontinued operations	(123,782)	24,441	(5.06)
Basic earnings	(65,164)	24,441	(2.66)
Effect of dilutive securities (1)	-	371	0.03
Diluted earnings	$(65,164)	24,812	$(2.63)

2005
Basic earnings from continuing operations	$33,486	24,245	$1.38
Basic earnings from discontinued operations	(2,232)	24,245	(0.09)
Basic earnings	31,254	24,245	1.29
Effect of dilutive securities (1)	-	247	(0.01)
Diluted earnings	$31,254	24,492	$1.28

2004
Basic earnings from continuing operations	$36,424	23,983	$1.52
Basic earnings from discontinued operations	50,521	23,983	2.11
Basic earnings	86,945	23,983	3.63
Effect of dilutive securities (1)	-	139	(0.03)
Diluted earnings	$86,945	24,122	$3.60
(1)
Reflecting the effect of dilutive stock options, performance shares and restricted stock. Dilutive securities diluted earnings from continuing operations by $0.04, $0.01 and $0.01 per share in 2006, 2005 and 2004, respectively. Dilutive securities diluted the income (loss) from discontinued operations by $0.07 and $0.02 per share in 2006 and 2004, respectively, but did not dilute the loss from discontinued operations in 2005.

All stock options to purchase shares of common stock outstanding were included in the computation of diluted earnings per share for the year ended December 31, 2006. Stock options to purchase 378,530 shares and 488,182 shares of common stock were outstanding during 2005 and 2004, respectively, but were not included in the computation of diluted

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

earnings per share because the options’ exercise prices were greater than the average market price of the common shares during such period.

Stock-Based Compensation

On January 1, 2006, UIL Holdings adopted SFAS No. 123 (Revised), “Share-Based Payment” (SFAS No. 123R), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) and supersedes Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). Under the modified prospective method of adoption, pursuant to SFAS No. 123R, options granted after December 31, 2005 are expensed based on their fair value at date of grant over the vesting period, following the non-substantive vesting approach. Prior to January 1, 2006, UIL Holdings followed the fair value recognition provisions, under the prospective method, of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS No. 148), an amendment of SFAS No. 123. Under SFAS No. 148, UIL Holdings recorded compensation expense related to stock options based on the most recently available fair-value estimates calculated by an independent party utilizing the binomial option-pricing model following the nominal vesting approach. No compensation expense was recorded prior to January 1, 2003, as UIL Holdings accounted for employee stock-based compensation in accordance with APB No. 25.

In the first quarter of 2004, UIL Holdings decided to generally cease granting new stock options, other than new grants pursuant to the reload feature of the UIL Holdings 1999 Amended and Restated Stock Plan (Plan). Although new stock options generally will not be granted, compensation expense related to options granted after January 1, 2003, including any new stock options granted under the reload feature of the Plan, will continue to be recorded ratably over the vesting periods associated with such options. For reloads, compensation expense is calculated on the date of the reload, utilizing the binomial option-pricing model described above.  The reload feature provides for an automatic grant of additional stock options whenever the holder exercises previously granted stock options and utilizes shares of UIL Holdings stock, rather than cash, to satisfy the exercise price. There were 94,387 stock options granted during 2006 at a weighted average exercise price of $32.98 per share, all of which were granted pursuant to the reload feature of the Plan. Compensation expense of $0.6 million, $1.0 million and $1.1 million was recognized for the years ended December 31, 2006, 2005 and 2004, respectively, related to stock options, of which $0.5 million, $0.5 million, and $0.7 million for the years ended December 31, 2006, 2005 and 2004, respectively, was related to stock options granted pursuant to the reload feature.

In 2004, UIL Holdings implemented a performance-based long-term incentive arrangement under the Plan pursuant to which certain members of management have the opportunity to earn a pre-determined number of performance shares, the number of which is predicated upon the achievement of various pre-defined performance measures. These performance shares vest over a three-year cycle with the actual issuance of UIL Holdings common stock in respect of such shares following the end of each three-year cycle. A new three-year cycle begins in January of each year. UIL Holdings records compensation expense for these performance shares ratably over the three-year period, except in the case of retirement eligible employees, for whom compensation expense is immediately recognized in accordance with SFAS No. 123R, based on the value of the expected payout at the end of each year relative to the performance measures achieved. An additional $0.4 million of compensation expense was recorded in 2006 in regards to retirement eligible employees based on the adoption of SFAS No. 123R retirement eligible provisions. UIL Holdings records stock compensation expense in the current period based on quarterly projected performance against formal plans over the performance period. A target amount of 81,833 performance shares were granted during the first quarter of 2006; the average of the high and low market price on the date of grant was $30.55 per share. Compensation expense of $4.9 million, $1.8 million and $1.2 million was recognized for the years ended December 31, 2006, 2005 and 2004, respectively, related to performance shares. No share based compensation costs were capitalized as part of the cost of an asset during the year ended December 31, 2006.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

In March 2006, 2005, and 2004, UIL Holdings granted a total of 20,000, 22,000, and 22,000 shares, respectively, of restricted stock to directors; the average of the high and low market price on the date of grant was $30.55, $30.29 and $28.00 per share, respectively. Such shares were granted pursuant to the Plan. Compensation expense for this restricted stock is recorded ratably over the three-year vesting period for such restricted stock, except in the case of retirement eligible directors, for whom compensation expense is accelerated in accordance with SFAS No. 123R. For the years ended December 31, 2006, 2005 and 2004, compensation expense of $0.7 million, $0.6 million and $0.3 million, respectively, was recognized related to restricted stock.

As of December 31, 2006, and 2005, UIL Holdings had 79,245 and 60,000 shares of restricted stock which had not vested, with a weighted average grant price of $29.53 per share and $26.25 per share, respectively. In March 2006, 20,000 shares of restricted stock previously granted to directors vested, for which the intrinsic value was $0.3 million.

The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Year Ended December 31,
	2006	2005	2004
	(In Thousands, except per share amounts)
Net income (loss), as reported	$(65,164)	$31,254	$86,945
Add: Stock-based compensation expense included
in reported net income, net of related tax effects	3,688	2,071	1,509

Deduct: Total stock-based compensation determined
under fair value based method for all stock option
grants, net of related tax effect	(3,688)	(2,203)	(2,114)

Pro-forma net income (loss)	$(65,164)	$31,122	$86,340

Earnings per share:
Basic - as reported	$(2.66)	$1.29	$3.63

Basic - proforma	$(2.66)	$1.28	$3.60

Diluted - as reported	$(2.63)	$1.28	$3.60

Diluted - proforma	$(2.63)	$1.27	$3.58

Comprehensive Income

Comprehensive income for 2006 was equal to net income plus an after-tax minimum pension liability adjustment related to the non-qualified pension plan of approximately $0.9 million (net of $0.6 million deferred tax benefit) related to the non-qualified pension plans and an interest rate cap mark-to-market adjustment of an immaterial amount, after-tax, related to the $64.5 million principal amount of Pollution Control Refunding Revenue Bonds. For further information regarding this interest rate cap transaction, see “Note (B) - Capitalization - Long-Term Debt.” For further information regarding this minimum pension liability adjustment, see “Note (G) - Pension and Other Benefits.”

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

Restructuring Charges

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. In the fourth quarter of 2004, UIL Holdings recorded employee termination costs associated with the reorganization of UIL Holdings’ Finance organization amounting to $2 million and the balance in the restructuring reserve as of December 31, 2006 is $0.4 million. These accrued restructuring costs are expected to be settled throughout 2007 in accordance with the applicable employee’s severance agreement.

A reconciliation of the changes in the restructuring reserve liability balance since December 31, 2005 is presented below.

(In Thousands)	Total
Restructuring Accrual December 31, 2005	$1,181
Adjustment for final employee severance payout	76
Severance Payment	(875)
Restructuring Accrual December 31, 2006	$382

New Accounting Standards

In July 2006, the Financial Accounting Standard Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of SFAS No. 109, “Accounting for Income Taxes.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return which has a level of uncertainty of being sustained on audit by the taxing authority. The interpretation provides guidance on derecognition of a previously recognized liability for an uncertain tax position, the classification of liabilities for uncertain tax positions, and the potential recognition of interest and penalties by taxing authorities. In addition, the interpretation prescribes additional disclosure requirements including i) a reconciliation of beginning and ending balances of the total amounts of unrecognized tax benefits from uncertain tax positions for the annual reporting periods presented, ii) a discussion of the nature of the uncertain tax position taken if any of those positions will significantly increase or decrease in the 12 months following the reporting date, iii) the amount of interest and penalties recognized in the statement of operations and the total amount of interest and penalties recognized in the statement of financial position, and iv) a description of the tax years that remain subject to examination by major taxing authorities. The provisions of this interpretation are effective for UIL Holdings as of January 1, 2007. Management is currently evaluating the impact of this interpretation, but the adoption of this interpretation is not expected to have a material impact on UIL Holdings’ consolidated financial position, results of operations or liquidity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

orderly transaction between market participants at the measurement date. The statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and establishes a fair value hierarchy that distinguishes between market participant assumptions and the reporting entity’s own assumptions. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. This statement is not expected to have a material impact on UIL Holdings’ consolidated financial position, results of operations or liquidity.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits an amendment of SFAS Nos. 87, 88, 106 and 132(R) (SFAS No. 158).” The Statement requires an employer that sponsors one or more defined benefit pension or other postretirement plans to recognize an asset or liability for the overfunded or underfunded status of the plan. For a pension plan, the asset or liability is the difference between the fair value of the plan’s assets and the projected benefit obligation. For any other postretirement benefit plan, the asset or liability is the difference between the fair value of the plan’s assets and the accumulated postretirement benefit obligation. UI will reflect all unrecognized prior service costs, credits, actuarial gains and losses, and transition obligations as regulatory assets rather than in accumulated other comprehensive income, as it is probable that such items are recoverable through the ratemaking process in future periods. This statement is effective for fiscal years ending after December 15, 2006. UIL Holdings adopted SFAS No. 158 effective December 31, 2006 on a prospective basis. See “Note (G) - Pension and Other Benefits” for the impact of adopting this standard. In addition, management arranged for an amendment of UIL Holdings’ Note Purchase Agreement to remove the impact of SFAS No. 158 on the financial covenant calculation made quarterly thereunder. See “Note (B) - Capitalization - Long Term Debt.”

In September 2006, the U.S. Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. The adoption of this interpretation did not have a material impact on UIL Holdings’ consolidated financial position, results of operations or liquidity.

(B) CAPITALIZATION

Common Stock

UIL Holdings had 25,027,347 shares of its common stock, no par value, outstanding at December 31, 2006 and 24,518,733 shares of its common stock, no par value, outstanding at December 31, 2005, of which (1) 128,060 shares and 174,628 shares were unallocated shares held by UI’s 401(k)/Employee Stock Ownership Plan (KSOP) as of December 31, 2006 and 2005, respectively, and (2) 43,245 shares and 24,000 shares of which were shares of restricted stock as of December 31, 2006 and 2005, respectively. The unallocated shares held by the KSOP and shares of restricted stock are not recognized as outstanding for purposes of calculating basic earnings per share.

UI has an arrangement under which it loaned $11.5 million to the KSOP. Prior to the formation of UIL Holdings, the trustee for the KSOP used the funds to purchase 547,167 shares of UI common stock in open market transactions. On July 20, 2000, effective with the formation of a holding company structure, unallocated shares held by the KSOP were converted into shares of UIL Holdings’ common stock. The shares will be allocated to employees’ KSOP accounts, as the loan is repaid, to cover a portion of the required KSOP contributions. Compensation expense is recorded when shares are committed to be allocated based on the fair market value of the stock. The loan will be repaid by the KSOP over a 12-year period ending October 1, 2009, using employer contributions and UIL Holdings’ dividends paid on the

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

unallocated shares of the stock held by the KSOP. Dividends on allocated shares are charged to retained earnings. As of December 31, 2006, 128,060 shares, with a fair market value of $5.4 million, had been purchased by the KSOP and had not been committed to be released or allocated to KSOP participants.

On June 28, 1999, UI’s shareowners approved a stock option plan for directors, officers and key employees of UI, providing for the grant of options to purchase up to 1,083,333 shares of common stock over periods from one to 10 years following the dates of grant. The exercise price of each option cannot be less than the market value of the stock on the date of the grant. Effective with the formation of the holding company structure on July 20, 2000, all options were converted into options to purchase shares of UIL Holdings’ common stock. On March 25, 2002, the Board of Directors recommended to the shareowners that the plan be amended to increase the maximum number of shares of UIL Holdings’ common stock for which stock options may be granted from 1,083,333 to 2,250,000, and to increase the limit on the number of shares that may be covered by options granted in any one year to any employee from 83,333 to 250,000. The shareowners approved this amendment at the UIL Holdings Annual Meeting on May 15, 2002. On March 24, 2003, the Board of Directors recommended to the shareowners that the 1999 Stock Option Plan be amended and restated as the UIL Holdings Corporation 1999 Amended and Restated Stock Plan (Plan). Under the Plan, a maximum of 2,250,000 shares of UIL Holdings’ common stock is authorized for issuance upon exercise or grant, as applicable, of stock options, stock appreciation rights (SARS), restricted stock, restricted stock units, performance shares and other awards (collectively, Awards). No more than 333,333 shares of stock may be issued pursuant to Awards of restricted stock, restricted stock units and performance share awards. Shareowners approved the Plan at the UIL Holdings Annual Meeting on May 14, 2003.

Stock option transactions for 2006, 2005 and 2004 are as follows:

	Number of Options		Option Price per Share	Weighted Average Exercise Price
Balance - December 31, 2003	1,474,142		$21.68-$34.79	$27.10
Granted	134,978	(1)	$27.25-$30.18	$28.74
Forfeited	(96,575)		$21.68-$33.97	$25.05
Exercised	(396,457)		$21.68-$29.13	$24.59
Balance - December 31, 2004	1,116,088		$21.68-$34.79	$28.37
Granted	94,452	(1)	$30.86-$31.44	$30.93
Forfeited	(54,830)		$21.68-$34.79	$32.66
Exercised	(197,163)		$21.68-$27.25	$22.93
Balance - December 31, 2005	958,547		$21.68-$34.56	$29.50
Granted	94,387	(1)	$32.98	$32.98
Forfeited	(13,888)		$21.68	$21.68
Exercised	(580,700)		$21.68-$34.56	$35.12
Balance - December 31, 2006	458,346		$21.68-$34.52	$31.40

Exercisable at December 31, 2004	613,148		$21.68-$34.79	$30.46
Exercisable at December 31, 2005	804,028		$21.68-$34.56	$30.88
Exercisable at December 31, 2006	451,865	(2)	$21.68-$34.52	$31.40

(1) One-third of the options granted become exercisable on each of the first three anniversaries of the grant date, with the exception of reload grants, for which the entire grant becomes exercisable six months from the grant date.
(2) The intrinsic value of exercisable stock options at December 31, 2006 was $4.9 million.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The fair values of stock options granted have been estimated on the date of grant using the binomial option-pricing model using the weighted average assumptions below. The binomial option-pricing model is appropriate for valuing options on stocks with high dividend yields, such as UIL Holdings.

	2006	2005	2004
Risk-free interest rate	5.08%	4.09%	4.18%
Expected volatility	19.31%	24.80%	28.39%
Expected lives	7.06 years	6.75 years	6.59 years
Expected dividend yield	5.65%	6.55%	6.70%

The weighted average fair value of options granted during 2006, 2005 and 2004 was $4.94, $5.05, and $5.42 per share, respectively. As of December 31, 2006, 2005 and 2004, the weighted average remaining contractual lives for those options outstanding were 4.2 years, 5.9 years, and 6.0 years, respectively.

As of December 31, 2006, total stock option compensation costs, performance share costs and restricted stock costs related to non-vested awards not yet recognized was an immaterial amount, $1.3 million and $1.2 million, respectively. The weighted-average period over which the stock option compensation costs, performance-base cost and restricted stock cost will be recognized is 11 months, 10 months and 17 months, respectively.

Cash received from options exercised under all share-based payment arrangements for the years ended December 31, 2006, 2005 and 2004, was $13.6 million, $1.9 million and $5.9 million, respectively. The actual tax benefit realized for the tax deductions from the exercises totaled $2.5 million, $0.6 million and $0.5 million, respectively.

The non-employee director’s shares issued for services rendered are usually drawn from the Non-Employee Director Common Stock and Deferred Compensation Plan.  Employee performance shares and options are drawn from the 1999 Amended and Restated UIL Holdings Corporation Stock Plan.

On February 23, 1998, UI’s Board of Directors granted 133,333 “phantom” stock options to Nathaniel D. Woodson upon his appointment as President of UI. Effective with the formation of the holding company structure on July 20, 2000, all outstanding phantom stock options were converted to UIL Holdings’ “phantom” stock options. On May 11, 2005, UIL Holdings’ shareowners approved an amendment which provides that the “phantom” stock options will be settled in shares of UIL Holdings’ common stock rather than in cash. Specifically, upon exercise of the “phantom” stock options, payment will be in shares of UIL Holdings’ common stock, in an amount equal to the excess of the fair market value of the common stock of UIL Holdings on that date over the exercise price of $27.10, multiplied by the number of “phantom” stock options exercised. As a result of this amendment, compensation expense related to these “phantom” stock options was no longer required to be recognized on a mark-to-market basis and the corresponding liability that had been recognized through the date of the amendment was reclassified to equity. No additional compensation expense was required to be recognized as there was no change in the fair value of the “phantom” stock options as a result of the amendment. Prior to this amendment, compensation expense of $0.5 million was recognized in 2004, due to an increase in the stock price during the year. Mr. Woodson’s then existing employment agreement was also amended to reflect this approved change. On November 28, 2006, Mr. Woodson exercised all 133,333 “phantom” stock options.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Long-Term Debt

	December 31,
	2006	2005
	(In Thousands)
Pollution Control Revenue Refunding Bonds:
3.00%, 1996 Series, due June 1, 2026 (1)	$7,500	$7,500
3.65%, 1997 Series, due July 1, 2027 (2)	27,500	27,500
3.50%, 1997 Series, due July 1, 2027 (3)	71,000	71,000
3.25%, 1999 Series, due December 1, 2029 (4)	25,000	25,000
Auction Rate, 2003 Series, due October 1, 2033 (5)	64,460	64,460

Notes:
4.42% Senior Notes, Series A, due December 12, 2007	74,000	74,000
3.95% Senior Notes, due December 9, 2008	100,000	100,000
4.89% Senior Notes, Series B, due December 12, 2009	51,000	51,000
7.23% Senior Notes, Series A, due February 15, 2011	21,429	25,714
7.38% Senior Notes, Series B, due February 15, 2011	45,000	45,000

Long-Term Debt	486,889	491,174

Less:
Current portion of long-term debt	78,286	4,286

Net Long-Term Debt	$408,603	$486,888

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

(4)	The interest rate on these Bonds was fixed at 3.25% on February 5, 2003 for a four-year, 10-month period ending December 3, 2007.
(5)
The interest rate on these Bonds is reset through an auction held every 35 days. On March 9, 2006, UI entered into an interest rate cap (rate cap) transaction to mitigate interest rate risk. On December 31, 2006, the interest rate on the Bonds was 3.55%.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The expenses to issue long-term debt are deferred and amortized over the life of the respective debt issue.

Maturities and mandatory redemptions/repayments are set forth below:

	2007	2008	2009	2010	2011
(In Thousands)
Maturities	$78,286	$104,286	$55,286	$4,286	$49,286

On March 9, 2006, UI entered into an interest rate cap (rate cap) transaction to mitigate interest rate risk with respect to the $64.5 million principal amount of Pollution Control Refunding Revenue Bonds, 2003 Series, due October  1, 2033, issued by the Business Finance Authority of the State of New Hampshire (the “Bonds”). The Bonds are currently in an auction rate mode by which the interest rate is established at auction every 35 days. As of the last auction on February 12, 2007 the interest rate on the bonds was 3.50%. The rate cap was set at 3.68% and became effective March 30, 2006. The rate cap will terminate on August 5, 2009. The rate cap is tied to the U.S. Dollar - Bond Market Association (USD-BMA) Municipal Swap Index. If the average of the index for the calculation period exceeds the rate cap, UI will be paid an amount based on such difference. At the end of each quarter, changes in the market value of the rate cap are marked-to-market, which resulted in $0.2 million charged to expense for the period ended December 31, 2006. UI paid $0.6 million to enter into the rate cap transaction, which is being amortized over the life of the rate cap based upon quarterly fair market value analysis. As such, the above transaction constitutes hedge accounting and is marked-to-market in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Over the next 12 months, the company expects to reclassify Other Comprehensive Income to earnings, resulting in recognizing an expense of an immaterial amount. This amount reflects the original intrinsic values for the rate cap that comes to term in 2007, net any intrinsic value for those portions of the rate cap as of the end of 2006. This reclassification amount excludes the impact of time decay on the cap, which is expected to amount to an additional expense of $0.1 million. Both of these estimates, however, assume that the forward interest rates in place at the end of 2006 will, in fact, be realized in 2007. This approach is a reflection of consensus market views as of the end of 2006. Given that the cap is serving as a hedge of interest expenses with (sufficiently large) declining interest rates, UI benefits to a greater extent from lower interest expenses on the associated debt being hedged than the posted losses on the cap.

UIL Holdings is a party to a Note Purchase Agreement, dated as of February 15, 2001 (the “NPA”). UIL Holdings amended the NPA, effective March 30, 2006, to define consolidated net income without regard to any reduction in net income resulting from any impairment of goodwill in connection with a decision by UIL Holdings to divest of Xcelecom or its subsidiaries.

UIL Holdings amended the NPA a second time, effective October 20, 2006, to exclude the anticipated impact to comprehensive income at December 31, 2006, of adopting SFAS No. 158 from two of the three financial covenants under the Agreement.

UIL Holdings amended the NPA a third time, effective December 31, 2006, to define consolidated net income without regard to any fourth quarter 2006 losses relating to Xcelecom, Inc., including operating results, and losses on sales transactions that, in each case, are reported in discontinued operations.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(C) REGULATORY PROCEEDINGS

2005 Rate Case

On January 27, 2006, the DPUC issued a final decision in the 2005 Rate Case proceeding. The DPUC set UI's distribution rates at levels that would increase revenues by $14.3 million in 2006. The DPUC set incremental distribution rate increases for 2007, 2008 and 2009, so that revenues will increase a total of $35.6 million, or 4.9%, by 2009 compared to 2005 rates. On March 1, 2006, the DPUC reopened the proceeding for the limited purpose of reconsidering the record with regards to employee compensation. On July 28, 2006, a settlement was reached between UI and the Prosecutorial unit of the DPUC staff, allowing UI to recover additional distribution revenue requirements of $1.5 million in 2007, $1.8 million in 2008 and $2.3 million in 2009. The settlement agreement had no impact in 2006. The settlement was approved by the DPUC on August 21, 2006, and resulted in a total revenue increase of $37.9 million or 5.3% by 2009 compared to 2005 rates.

The decisions establish rates on the basis of an authorized return on equity of 9.75%, a decrease from the 10.45% in effect prior to the decision. UI’s cost of capital is based on an allowed capital structure containing a 48% common equity component and 52% debt capitalization component, a 1% increase in the common equity component as compared to previous allowed capital structure. Earnings above the authorized return continue to be shared 50% to customers and 50% to retained earnings, with the customers' share divided equally between bill reductions and an accelerated amortization of stranded costs. The CTA rates were not adjusted in this decision, but the equity return and capital structure for the CTA have been adjusted to the approved distribution equity return and capital structure. This decision does not affect the revenue requirements determination for transmission, including the applicable return on equity, which are within the jurisdiction of the FERC. UI’s authorized return on equity for transmission in 2007 is currently a weighted average 11.85%. (See Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (C), Regulatory Proceedings - Other Regulatory Matters - Regional Transmission Organization for New England,” of this Form 10-K for further information.)

Prior to the 2005 Rate Case, UI’s rates were based on a September 26, 2002 final decision issued by the DPUC in UI’s 2002 retail customer ratemaking proceeding (2002 Rate Case) as modified by DPUC action in 2003 and 2004.

2007 Rates

On December 19, 2006, the DPUC issued a decision implementing UI’s 2007 rate increase resulting from the 2005 Rate Case and established customers’ GSC charge for the first six months of 2007 to reflect the cost of wholesale power supply procured by UI to provide standard service and supplier of last resort service. The decision implements a settlement between UI and the Prosecutorial unit of the DPUC staff that, in addition to implementation of new distribution and GSC rates, provides short-term measures to mitigate the impact of these rate increases on residential customers through the acceleration of certain revenue requirement reductions and a temporary reduction in the working capital balance used to manage the monthly dollar amount difference between the GSC retail price charged to customers and monthly prices that UI is required to pay to its wholesale power suppliers. Under the settlement and decision, UI will recover its power procurement costs and distribution rates in their entirety, along with the costs associated with these mitigation measures, including carrying charges calculated at UI’s pre-tax weighted cost of capital, and will restore the working capital balance to $9.1 million by the end of 2007.

Legislation & Regulation

State legislation has significantly restructured the electric utility industry in Connecticut, commencing with Public Act 98-28, continuing with Public Act 03-135, as amended in part by Public Act 03-221, and most recently with Public Act 05-1 (June Special Session) (collectively, the “Restructuring Legislation”). Since 2000, UI’s retail customers have been able to choose their electricity suppliers. Also since 2000, UI has been required to procure

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

generation services necessary to provide service to customers who do not choose an alternate retail electric supplier. UI procured power supply and provided standard offer service from January 1, 2000 - December 31, 2003, and transitional standard offer service during the period January 1, 2004 - December 31, 2006, to retail customers who did not choose an alternate retail electric supplier. On and after January 1, 2007, UI is required to provide standard service to customers who do not purchase power from an alternate retail electric supplier and who do not have demand meters or whose maximum demand is less than 500 kilowatts, and supplier of last resort service to customers who are not eligible for standard service and who do not choose an alternate electric supplier. UI has procured power to serve its standard service requirements for the period January 1, 2007 - June 30, 2007, and a portion of its standard service requirements for July 1, 2007 - December 31, 2007 and 2008. UI has procured supplier of last resort service for the period January 1, 2007 - June 30, 2007. The procurement and availability of these services was undertaken in accordance with statutory and DPUC requirements. The Restructuring Legislation provides for UI to recover its costs of acquiring and providing generation services to customers who do not choose an alternate electric supplier.

As part of the restructuring pursuant to the Restructuring Legislation, UI’s distribution and transmission rates are “unbundled” on customers’ bills, which also include separate charges for the competitive transition assessment (CTA), generation services charge (GSC), a combined public benefits charge that includes the conservation and load management (C&LM) charge, renewable energy investment (REI) charge, and systems benefits charge (SBC), and federally mandated congestion charges (FMCCs), each as defined in the legislation. The restructured Connecticut electric industry is the subject of current proposed legislation, and changes may or may not be made, depending on the outcome of future legislative sessions and any related regulatory proceedings.

The 2003 legislation provided for UI to collect a fee of $0.0005/kilowatt-hour from transitional standard offer service customers, beginning January 1, 2004, and continuing through December 31, 2006, as compensation for providing transitional standard offer service. This fee was included in the GSC amounts charged to transitional standard offer customers, and is excluded by the legislation from determinations of whether UI’s rates are just and reasonable. For 2006, these fees generated approximately $2.8 million in revenue. The legislation also provided for the DPUC to establish an incentive plan for the procurement of long-term contracts for transitional standard offer service that compares UI’s actual average contract price to a regional average price for electricity, making adjustments as deemed appropriate by the DPUC. If UI’s price was lower than the average, the legislation provided for the plan to allocate $0.00025/kilowatt-hour of transitional standard offer service to the distribution company. The DPUC issued a draft decision on December 8, 2005, approving UI’s proposed methodology for calculating the incentive fee and noting that UI had earned the incentive fee applicable to the year 2004, which amounted to approximately $1.4 million. The draft decision did not address the incentive related to 2005. The hearing was subsequently reopened to consider objections raised by the Office of Consumer Counsel (OCC). A second draft decision has not yet been issued, and the DPUC is engaging a consultant to assist the DPUC in making the statutory determinations. No application has yet been submitted for 2006.

Sale of Nuclear Generation

The Restructuring Act required that, in order for UI to recover any stranded costs, it must attempt to divest its ownership interests in two nuclear-fueled power plants prior to 2004.

The sale of UI’s 17.5% interest in Seabrook Station and the termination of the sale/leaseback of a portion of its interest in Seabrook Unit 1 was consummated on November 1, 2002. In compliance with Public Act 98-28, enacted by the Connecticut legislature in April 1998, the net-of-tax gain on these transactions, after adjusting for transaction costs and sale-related costs, was used to reduce UI’s stranded costs. In UI’s compliance filing with the DPUC on April 30, 2003, UI reported a net-of-tax gain of approximately $5 million. A final decision was issued on March 3, 2004, approving UI’s calculation without modification. As a result, UI reduced its reserves by approximately $2.5 million during 2004 due to the resolution of tax and other post-closing issues. These true-ups and other subsequent

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

post-closing adjustments were included for approval in the revised 2004 annual CTA/SBC reconciliation, which was approved by the DPUC in December 2005.

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

UI files semiannual true-ups with the DPUC regarding Bypassable Federally Mandated Congestion Costs (BFMCC) and Non-Bypassable Federally Mandated Congestion Costs (NBFMCC). These customer charges relate to “congestion costs” associated with not having adequate transmission infrastructure to move energy from the generating sources to the consumer and costs associated with maintaining the reliability of electric service, such as RMR contracts with generators. These costs change from time to time and the semiannual true-ups provide a mechanism for the electric distribution companies to adjust the charges to customers that allow the companies to recover their FMCC costs. UI made its first semiannual filing for 2006 on February 15, 2006. The DPUC issued a final decision on October 25, 2006 which, as requested in UI’s filing, made no adjustment to rates. UI made its second semiannual filing on September 8, 2006, recommending that any rate adjustments be incorporated in to the Standard Service/Last Resort Service GSC rate setting proceedings. A final decision is still pending.

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

Public Act 03-6 of the June 30, 2003 special session and Public Act 03-1 of the September 8, 2003 special session of the Connecticut General Assembly provide, for the period February 1, 2003 through July 31, 2005, for certain of the funds collected by electric distribution companies from retail customers in the C&LM charge to be transferred to the general funds of the state unless the C&LM and REI funds are securitized for two fiscal years beginning July 1, 2003, through the state’s issuance of rate reduction bonds secured by customer revenue streams. On October 28, 2003, the DPUC issued a financing order providing for the issuance of rate reduction bonds by the State of Connecticut, adjustment of the C&LM and REI charges, and an increase in the corresponding CTA charge on customers’ bills. The rate reduction bonds were issued by the state during the second quarter of 2004. The amounts collected through the CTA for servicing of the rate reduction bonds are not revenue to UI. As a result, the securitization will have the effect of reducing UI’s revenue by approximately $6.5 million annually, with such amounts to be utilized for debt service for the state’s rate reduction bonds. Absent securitization, these amounts would otherwise have been utilized for C&LM or REI expenditures. UI’s management does not expect there to be any material effect on UI’s earnings or financial condition as a result of such securitization.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

UI had been previously ordered by the DPUC to seek a Private Letter Ruling (PLR) from the IRS requesting permission to immediately flow through to customers $3.3 million of ADITC and $0.2 million of EDFIT relating to fossil-fueled generating stations formerly owned by UI.

The proposed regulations would only allow public utilities to return ADITC and EDFIT to customers under certain specific and limited circumstances. Under the proposed guidance provided in these new regulations, none of the ADITC or the EDFIT related to the generating stations previously sold could be flowed through to customers.

On May 17, 2006, UI received the requested PLR from the IRS. The PLR was consistent with the proposed regulations and indicated that none of the ADITC or EDFIT relating to the fossil-fueled generating stations formerly owned by UI could be returned to customers, either directly or indirectly, without violating the normalization provisions of the Internal Revenue Code. On September 8, 2006, the DPUC issued a decision to UI releasing its previously imposed hold on the accounting and regulatory treatment of the ADITC and EDFIT. Accordingly, UI recorded in September 2006, non-recurring earnings of approximately $6.5 million as a reduction to income tax expense (including $3.0 million related to UI’s former ownership interest in the Millstone Unit 3 nuclear generating facility) representing the balance of ADITC and EDFIT related to the generating stations previously sold. This adjustment had no impact on cash flow.

Bridgeport RESCO Generating Facility

Effective January 1, 2003, UI began selling its energy entitlement from its long-term purchase power contract with the Bridgeport RESCO generating facility into the New England wholesale market at market prices. To the extent that UI receives revenue from these sales that exceeds the amount it pays to Bridgeport RESCO for this energy on a cumulative basis, the difference is used to adjust the above-market portion of purchase power expense recovered through UI’s CTA. This methodology has been approved by the DPUC, with all relevant data and calculations subject to review in the annual CTA reconciliation docket. To the extent that expenses paid for this energy exceed revenues on a cumulative basis, UI would advise the DPUC and propose an alternative recovery mechanism. This arrangement will end on December 31, 2008. Special Act 06-1, enacted by the Connecticut General Assembly, provides for the DPUC to undertake a proceeding to consider an appropriate mechanism to address the financing and power generation needs of resource recovery facilities. That proceeding is presently pending at the DPUC.  These contracts are derivatives under SFAS No. 133 and they qualify for the "normal purchase, normal sale" exception under SFAS No. 133.

Excess GSC

Public Act 03-135 required the DPUC to allocate the proceeds of the electric distribution company’s retail adder (excess GSC revenues over GSC costs) to the utility’s cost of procuring power, then to mitigate the increase in cost relative to the existing standard offer that was recovered from the customer and then to stranded cost recovery. As a result, the DPUC ordered UI to cease any further application of the retail adder toward accelerated stranded cost reduction, pending DPUC determination of the use of the funds in future proceedings. Until such review, UI was to “bank” such excess GSC amounts in a liability account. On December 18, 2003, the DPUC ordered UI to amortize $3.6 million of the banked amount over the next three years, with the remainder to be used to offset temporary cash flow shortfalls resulting from the difference between the GSC collected from customers through rates and the monthly cost for transitional standard offer supply. Due to UI incurring greater than anticipated NBFMCC charges, UI paid significantly more for purchased power than it had collected from customers, resulting in a negative bank of

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

$6.2 million as of December 31, 2004. On December 22, 2004, the DPUC issued a final decision increasing the NBFMCC charge UI is authorized to collect from customers. This enabled UI to recover both the forecasted ongoing NBFMCC costs and the deficit that had resulted from the current charge being below the incurred costs.

Federal Energy Regulatory Commission

UI filed a revised local network service transmission tariff, which was approved by the FERC in the fourth quarter of 2005. The revised transmission tariff will allow UI to recover its transmission revenue requirements on a prospective basis, subject to reconciliation with actual revenue requirements. Under UI’s previous transmission tariff, the annual period during which wholesale transmission rates were effective began after the annual period used to calculate the required transmission rates. The revised tariff will reduce the lag between the time transmission-related costs are incurred and the period in which rates are effective. In addition, UI received approval to include in the transmission rate base 50% of new construction work in progress related to new transmission facilities, which include the project to construct a 345-kV transmission line from Middletown, Connecticut, to Norwalk, Connecticut, and which will improve cash flow during design and construction of that transmission facility.

UI is required to file information regarding Regional Network Service transmission on an annual basis with the FERC.

Regional Transmission Organization for New England

On March 24, 2004, the FERC conditionally approved ISO-NE’s joint proposal with the New England Transmission Owners (TOs) for the creation of a Regional Transmission Organization (RTO). The creation of an RTO for New England (RTO-NE) will strengthen the independent oversight of the region’s bulk power system and wholesale electricity marketplace. UI is a party to all of the agreements that establish RTO-NE, which commenced operation effective February 1, 2005. In conjunction with the RTO-NE filing, the TOs submitted a filing on November 4, 2003, requesting FERC authorization of a common base ROE of 12.8% to become effective on February 1, 2005. The TOs also proposed a 50 basis point ROE adder for RTO-NE participation and a 100 basis point ROE adder for new transmission investment. The FERC accepted the 50 basis point ROE adder as applicable to Pool Transmission Facilities (PTFs). The FERC accepted the 100 basis point ROE adder for new PTF investment and the common base ROE for filing, made them effective on February 1, 2005, subject to refund, and set these issues for hearing. Thus, all of the TOs, including UI, were able to earn the following subject to refund, pending the hearing and an initial FERC order: (i) the common base ROE of 12.8% plus a 50 basis point RTO participation adder (or 13.3%) on their PTF, (2) the 13.3% plus the 100 basis point ROE adder on new PTF investment, and (iii) the base ROE of 12.8% on their non-PTF.

On October 31, 2006, the FERC issued its initial order (ROE Order). The ROE Order sets a base ROE of 10.20%, based on a proxy group made up of utility companies in the Northeast and approves two ROE adders as follows: (i) a 50 basis point ROE adder for RTO participation; and (ii) a 100 basis point ROE adder for new transmission investment. The base ROE and the ROE adders are effective February 1, 2005. In addition, the FERC approved an ROE adjustment reflecting updated U.S. Treasury Bond data, applicable prospectively from the date of the order.

As a result, UI’s ROE on a transmission facility will depend on whether it constitutes PTF or non-PTF. As a member of RTO-NE, UI qualifies for the 50 basis point ROE adder for its PTF. The 100 basis point ROE adder is available for new PTFs which are identified by ISO-NE in its RSP. Non-PTFs are not eligible for either the 50 basis

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

point ROE adder or the 100 basis point ROE new investment adder. A summary of the ROEs for UI’s PTFs and non-PTFs as authorized by the FERC in its initial order, as it is currently understood, is as follows:

	Existing Transmission		New Transmission
	PTF	Non-PTF	PTF (1)	Non-PTF
2/1/05 to 10/30/06	10.7%	10.2%	11.7%	10.2%
10/31/06 and forward	11.4%	10.9%	12.4%	10.9%

(1) ROE available for new PTF identified by ISO-NE in its RSP.

UI’s overall transmission return on equity will be determined by the mix of UI’s transmission rate base between new and existing transmission assets, and whether such assets are PTF or Non-PTF. UI’s transmission assets are primarily PTF assets. For 2007, UI is estimating an overall weighted average return on equity for its transmission business of 11.85%.

Various state agencies and public officials have filed requests for rehearing of the FERC ROE Order. They argue that there was no legitimate basis for the FERC to use the yield on U.S. Treasury Bonds to increase the TOs’ common base ROE from 10.20% to 10.90%. In addition, they argue that the evidentiary record showed that a 100 basis point ROE adder for new PTF investment would not improve the TOs’ performance and would produce no benefit for customers. The TOs also filed a request for rehearing contending that there is no record evidence to support the FERC’s reliance on Exhibit NETO-15, which resulted in a mid-point and common base ROE of 10.20% (instead of 10.50%). The FERC has not yet issued an order on rehearing, and it is under no deadline to do so.

UI’s preliminary analysis of the FERC ROE Order indicates that the authorized ROEs will result in customer refunds of approximately $3.7 million, covering the period from February 1, 2005 through December 31, 2006. These refunds reduced net income by approximately $2.2 million, of which $1.9 million was recorded in the third quarter of 2006 on the issuance of the FERC ROE Order and $0.3 million was recorded in the fourth quarter of 2006 reflecting the period from October 1, 2006 through December 31, 2006. UI expects to administer such refunds on a prospective basis.

(D) SHORT-TERM CREDIT ARRANGEMENTS

UIL Holdings has a money market loan arrangement with JPMorgan Chase Bank. This is an uncommitted short-term borrowing arrangement under which JPMorgan Chase Bank may make loans to UIL Holdings for fixed maturities. The maturities may be from one day up to six months, depending on UIL Holdings’ credit rating. JPMorgan Securities, Inc. acts as an agent and sells the loans to investors. The fixed interest rates on the loans are determined based on conditions in the financial markets at the time of each loan. As of December 31, 2006, UIL Holdings did not have any short-term borrowings outstanding under this arrangement.

On December 22, 2006, UI and UIL Holdings entered into a joint revolving credit agreement with a group of banks that extends to December 22, 2011. The borrowing limit under the facility for UI is $175 million with $50 million of the limit available for UIL Holdings. The facility permits borrowings at fluctuating interest rates determined by reference to Citibank’s New York bank rate and the Federal Funds Rate (as defined in the facility), and also permits borrowings for fixed periods of time specified by UI and UIL Holdings at fixed interest rates determined by the Eurodollar interbank market in London (LIBOR). The facility also permits the issuance of letters of credit up to $50 million. UIL Holdings terminated its Three Year Revolving Credit Agreement, due to mature on July 28, 2007, simultaneously with the closing of the new facility. As of December 31 2006, UI did not have any short-term borrowings outstanding under the new facility. As of December 31, 2006, UIL Holdings had a standby letter of credit outstanding in the amount of $3.8 million, which terminated on February 2, 2007. The letter of credit

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

supported a standby letter of credit Xcelecom had outstanding in the same amount, which terminated on January 31, 2007. On January 16, 2007, UIL Holdings arranged to replace the letter of credit that terminated on February 2, 2007 with a standby letter of credit in the amount of $2.6 million. This letter of credit terminates on January 31, 2008 and is automatically extended for one year, unless terminated by the issuer bank.

On December 29, 2006, Xcelecom’s revolving credit agreement was terminated in connection with the sales that substantially completed the divestiture of Xcelecom. Xcelecom had a standby letter of credit of $3.8 million outstanding at December 31, 2006, which was supported by the standby letter of credit UIL Holdings had outstanding described above.

Information with respect to short-term borrowings of UIL Holdings and Xcelecom is set forth below:

	2006	2005	2004
	($ In Thousands)
UIL Holdings
Maximum aggregate principal amount of short-term borrowings outstanding at any month-end	$16,000	$24,000	$67,500
Average aggregate short-term borrowings outstanding during the year*	$2,795	$15,890	$30,866
Weighted average interest rate*	5.40%	4.35%	1.74%
Principal amounts outstanding at year-end	-	$20,000	$8,000
Annualized interest rate on principal amounts outstanding at year-end	-	5.19%	3.30%
Fees*	$259	$263	$515

UI
Maximum aggregate principal amount of short-term borrowings outstanding at any month-end	$-	$-	$-
Average aggregate short-term borrowings outstanding during the year*	$11	-	-
Weighted average interest rate*	8.25%	-	-
Principal amounts outstanding at year-end	-	-	-
Annualized interest rate on principal amounts outstanding at year-end	-	-	-
Fees*	$3	-	-

Xcelecom
Maximum aggregate principal amount of short-term borrowings outstanding at any month-end	$12,255	$11,170	$4,630
Average aggregate short-term borrowings outstanding during the year*	$5,482	$7,751	$2,267
Weighted average interest rate*	6.8%	6.8%	3.6%
Principal amounts outstanding at year-end	-	$5,100	-
Annualized interest rate on principal amounts outstanding at year-end	-	6.5%	-
Fees*	$204	$140	$156

*Average short-term borrowings represent the sum of daily borrowings outstanding, weighted for the number of days outstanding and divided by the number of days in the period. The weighted average interest rate is determined by dividing interest expense by the amount of average borrowings. Fees are excluded from the calculation of the weighted average interest rate.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(E) INCOME TAXES

	2006	2005	2004
	(In Thousands)
Income tax expense for continuing operations consists of:
Income tax provisions:
Current
Federal	$39,924	$19,230	$17,834
State	5,828	2,613	5,137
Total current	45,752	21,843	22,971
Deferred
Federal	(9,201)	3,740	7,502
State	(3,921)	370	341
Total deferred	(13,122)	4,110	7,843

Investment tax credits	(6,442)	(450)	(431)

Total income tax expense for continuing operations	$26,188	$25,503	$30,383

Income tax components charged as follows:
Operating tax expense	$26,709	$30,133	$35,815
Nonoperating tax benefit	(7,161)	(1,789)	(3,179)
Equity investment tax benefit	6,640	(2,841)	(2,253)

Total income tax expense	$26,188	$25,503	$30,383

The following table details the components
of the deferred income tax provision:
Gain on sale of utility property	(47)	(70)	(19)
Seabrook sale/leaseback - operating tax benefit	-	-	1,112
Seabrook lease buyout	(1,375)	(1,717)	(1,626)
Pension benefits	(4,072)	5,135	2,584
Accelerated depreciation	(442)	(1,851)	3,112
Interest Expense - taxes	1,908	(1,908)	780
New Hampshire NOL	-	255	253
Conservation and load management	(107)	(107)	(107)
Displaced worker protection costs	-	-	222
Bond redemption costs	(314)	73	(1,026)
Reversal of excess deferred federal income taxes	(200)	-	-
Regulatory deferrals	105	5,238	6,202
Sale of Bridgeport Energy	(4,255)	-	-
Sale of Steel Point property	(1,524)	-	-
Other - net	(2,799)	(938)	(3,644)

Deferred income tax provision - net	$(13,122)	$4,110	$7,843

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Total income taxes differ from the amounts computed by applying the federal statutory tax rate to income before taxes. The reasons for the differences are as follows:

	2006	2005	2004
	(In Thousands)
Computed tax at federal statutory rate	$29,682	$19,901	$23,454
Increases (reductions) resulting from:
ITC taken into income	(147)	(450)	(430)
Allowance for equity funds used during construction	(745)	(705)	(392)
Amortization of nuclear plant regulatory assets	3,754	4,703	4,780
Book depreciation in excess of non-normalized tax depreciation	(398)	(484)	130
State income taxes, net of federal income tax benefits	1,239	1,938	3,560
Accumulated deferred ITC and excess deferred federal income taxes	(6,495)	-	-
Other items - net	(702)	600	(719)

Total income tax expense	$26,188	$25,503	$30,383

Book income from continuing operations before income taxes	$84,806	$58,988	$66,807

Effective income tax rates	30.9%	43.2%	45.5%

As a result of the sale of UI's interests in Seabrook Station and the termination of the associated Seabrook Lease Obligation on November 1, 2002, UIL Holdings incurred a net operating loss (NOL) for federal income tax purposes for the year 2002 of $78 million that was carried forward to the years 2003 and 2004. Approximately $27 million and $51 million of the NOL carryforward was utilized in 2003 and 2004, respectively.

Legislation enacted in Connecticut in 2003 imposed a 25% surcharge on the corporation business tax for the year 2004. This surcharge increased the statutory rate of Connecticut corporation business tax from 7.5% to 9.375% for the year 2004. As a result, the combined effective statutory federal and state income tax rate for UIL Holdings’ Connecticut-based entities was 41.094% for the year 2004. Due to the elimination of the surcharge effective January 1, 2005, the combined effective statutory federal and state income tax rate for UIL Holdings’ Connecticut-based entities decreased from 41.094% for the year 2004 to 39.875% for the year 2005.

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

The effective book income tax rate for the year ended December 31, 2006, was 30.9% as compared to 43.2 % for the year ended December 31, 2005. The decrease in the 2006 effective book income tax rate is due primarily to: (1) the reversal of accumulated deferred investment tax credits (ADITC) and excess deferred federal income taxes (EDFIT) based on an IRS private letter ruling (see “Note C - Tax Credits Related to the Sale of Generation.”), (2) differences in the amounts of book depreciation in excess of non-normalized tax depreciation, and (3) non-recurring adjustments to deferred income tax reserves primarily associated with bond redemption premiums and expenses recorded during 2005.

At December 31, 2006, UIL Holdings had non-current deferred tax liabilities for taxable temporary differences of $355.9 million and non-current deferred tax assets for deductible temporary differences of $29.7 million, resulting in a net non-current deferred tax liability of $326.2 million. UIL Holdings had current deferred tax assets of $9.3 million at December 31, 2006. UIL Holdings did not have any current deferred tax liabilities at December 31, 2006.

UIL Holdings is not able to recognize a portion of federal income tax benefits nor any state income tax benefits for capital losses associated with the divestiture of Xcelecom and operating losses at Allan/Brite-Way Electrical Contractors, Inc. incurred during the year ended December 31, 2006. As a

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

result, UIL Holdings has recorded a valuation allowance of $7.1 million and $12.7 million, respectively, associated with future federal and state income tax benefits from capital losses in connection with which the realization is uncertain as of December 31, 2006.  These future federal and state income tax benefits may be recognized over the course of the next five years to the extent that capital gains are realized by UIL Holdings, with respect to federal income tax benefits, and by Xcelecom, with respect to the state income tax benefits.

The following table summarizes UIL Holdings’ deferred tax assets and liabilities for the years ended December 31, 2006 and 2005:

	2006	2005
	(In Thousands)
Deferred income tax assets:
Regulatory asset related to pension and other post-retirement benefits	$43,164	$-
SFAS No. 109 gross-up effect on deferred taxes	6,922	8,594
Post-retirement benefits	5,228	6,444
Connecticut Yankee equity investment	3,233	1,956
Vacation accrual	1,982	1,823
Supplemental pensions	2,723	2,287
Uncollectibles	1,108	1,108
Storm damage reserve	29	1,579
Stock compensation plans	806	1,233
Deferred compensation plan	1,515	1,259
Injuries and damages	615	603
Long-term incentive plan	3,069	1,056
Post-employment benefits	401	437
Interest during construction	521	576
Gains on sale of property	610	562
Other	10,180	6,593
	82,106	36,110

Deferred income tax liabilities:
Plant basis differences	164,378	166,442
Accelerated depreciation timing differences	114,377	115,019
Regulatory asset related to pension and other post-retirement benefits	43,164	-
CTA revenue adjustment	27,127	25,368
Seabrook lease buyout	23,254	24,628
Pension	17,954	21,591
Other	8,796	13,292
	399,050	366,340
Deferred income taxes - net	$316,944	$330,230

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

	2006	2005
	(In Thousands)
Assets:
Deferred and refundable income taxes	$9,303	$6,641

Liabilities:
Deferred income taxes	326,247	336,871
Deferred income taxes - net	$316,944	$330,230

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(F) SUPPLEMENTARY INFORMATION - continuing operations

	2006	2005	2004
	(In Thousands)
Operating Revenues
Utility
Retail	$770,383	$767,545	$691,554
Wholesale	29,355	35,782	24,446
Other	46,194	9,068	48,027
Non-utility business unit revenues
Other	18	19	68

Total Operating Revenues	$845,950	$812,414	$764,095

Fuel and Energy
Fuel and Energy Expense	$435,232	$435,681	$400,802
Purchase Power above market fuel expense credit (1)	(21,381)	(21,751)	(22,897)
Total Fuel and Energy Expense	$413,851	$413,930	$377,905

Depreciation and Amortization
Utility property, plant, and equipment depreciation	$30,839	$29,535	$28,728
Amortization of nuclear plant regulatory assets	16,515	13,034	9,790
Amortization of purchase power contracts (1)	21,381	21,751	22,897
Amortization of other CTA regulatory assets	-	(157)	1,063
Subtotal CTA Amortization	37,896	34,628	33,750
Amortization of intangibles	182	45	-
Amortization of other regulatory assets	1,310	227	832
Total Amortization	39,388	34,900	34,582
Total Depreciation and Amortization	$70,227	$64,435	$63,310

Taxes - Other than Income Taxes
Operating:
Connecticut gross earnings	$28,593	$26,763	$25,259
Local real estate and personal property	10,317	10,122	10,076
Payroll taxes	4,484	4,369	4,123
Total Taxes - Other than Income Taxes	$43,394	$41,254	$39,458

Other Income and (Deductions), net
Interest income	$4,818	$2,260	$1,532
Allowance for funds used during construction	3,648	2,815	1,760
Seabrook reserve reduction	-	-	2,661
C&LM incentive	1,188	820	1,298
GSC procurement fee	2,765	4,063	2,622
ISO load response, net	2,516	1,362	141
Miscellaneous other income and (deductions) - net	(3,782)	(783)	(2,981)
Total Other Income and (Deductions), net	$11,153	$10,537	$7,033

Other Interest, net
Notes Payable	$151	$691	$538
Other	1,175	1,290	(64)
Total Other Interest, net	$1,326	$1,981	$474

(1) The amortization of this regulatory asset is a cash neutral item, as there is an offsetting liability which is relieved through a credit to fuel and energy expense.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(G) PENSION AND OTHER BENEFITS

The United Illuminating Company Pension Plan (the “Pension Plan”) covers the majority of employees of UIL Holdings and UI and certain current and former management employees of Xcelecom, in each case other than newly hired employees as described below in this Note (G). Xcelecom employees no longer accrue benefits under the Pension Plan, but any benefits accrued to them through December 2003 remain in the Pension Plan. UI also has a non-qualified supplemental pension plan for certain employees and a non-qualified retiree-only pension plan for certain early retirement benefits. The net pension expense for these plans for 2006, 2005 and 2004 was $10.2 million, $9.4 million, and $10.5 million, respectively.

According to SFAS No. 132 (Revised), “Employer’s Disclosure about Pensions and Other Post-retirement Benefits,” disclosures pertaining to the Pension Plan include investment strategy, asset allocation mix, contributions, the assumptions for the expected rate of return on assets, measurement dates, accumulated benefit obligation levels for all pension plans and 10 years of projected pension benefit payments. UI set forth an investment policy to delegate the oversight and management of pension assets and procedures for monitoring and control. UI has engaged Frank Russell Trust Company as the trustee and investment manager to assist in areas of asset allocation and rebalancing, portfolio strategy implementation, and performance monitoring and evaluation.

The goals of the asset investment strategy are to:

•	Achieve long-term capital growth while maintaining sufficient liquidity to provide for current benefit payments and Pension Plan operating expenses.
•	Provide a total return that, over the long term, provides sufficient assets to fund Pension Plan liabilities subject to an appropriate level of risk, contributions and pension expense.
•
Maximize the return on assets, over the long term, by investing primarily in equities. The inclusion of additional asset classes with differing rates of return, volatility and correlation is utilized to reduce risk by providing diversification relative to equities.

•	Diversify investments within asset classes to maximize preservation of principal and minimize over-exposure to any one investment, thereby minimizing the impact of losses in single investments.

The Pension Plan seeks to maintain compliance with the Employee Retirement Income Security Act of 1974 (ERISA) as amended, and any applicable regulations and laws.

The Finance Committee of the Board of Directors (Finance Committee) oversees the investment of Pension Plan assets in conjunction with management and has conducted a review of the Investment Strategies and Policies of the Pension Plan. This review included an analysis of the strategic asset allocation, including the relationship of Pension Plan assets to Pension Plan liabilities, and portfolio structure. The Finance Committee has left the target asset allocation for 2006 unchanged from 2005 for both the pension and other post-retirement employee benefit funds. The other post-retirement employee benefit fund assets are invested in a balanced mutual fund and, accordingly, the asset allocation mix of the balanced mutual fund may differ from the target asset allocation mix from time to time. A breakdown of the 2007 target asset allocation, as well as the actual asset allocation as of December 31, 2006 and 2005 is detailed below:

		Percentage of Plan Assets at Year-End
	Target	Pension Benefits		Other Post-retirement Benefits
	Allocation	2006	2005	2006	2005
Equity securities	65%	66%	66%	66%	65%
Debt securities	25%	25%	25%	27%	32%
Other	10%	9%	9%	7%	3%

The above allocations may be revised by the Finance Committee.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Funding policy for the Pension Plan is to make annual contributions that satisfy the minimum funding requirements of ERISA but that do not exceed the maximum deductible limits of the Internal Revenue Code. These amounts are determined each year as a result of an actuarial valuation of the Pension Plan. In 2004, UI contributed $16.7 million to the Pension Plan, the entire amount of which was attributable to the 2003 plan year for income tax purposes. In 2005, UI contributed $14.9 million to the Pension Plan, the entire amount of which was attributable to the 2005 plan year for income tax purposes. No contributions were made in 2006. UI does not expect to make a contribution to the Pension Plan for 2007.

UI has established a supplemental retirement benefit trust and through this trust purchased life insurance policies on certain officers of UI to fund the future liability under the non-qualified supplemental plan. The cash surrender value of these policies is included in Other Investments on the Consolidated Balance Sheet. UI expects to make $4.4 million of benefit payments in 2007.

There is potential variability to the pension expense calculation depending on changes in certain assumptions. If there had been a 0.25% change in the discount rate used, the pension expense would have increased or decreased inversely by $0.9 million; if there had been a 1% change in the expected return on assets, the pension expense would have increased or decreased inversely by $2.9 million.

In addition to providing pension benefits, UI also provides other post-retirement benefits (OPEB), consisting principally of health care and life insurance benefits, for retired employees and their dependents. UI does not provide prescription drug benefits for Medicare eligible employees in its post-retirement health care plans. Non-union employees who are 55 years of age and whose sum of age and years of service at time of retirement is equal to or greater than 65 are eligible for benefits partially subsidized by UI. The amount of benefits subsidized by UI is determined by age and years of service at retirement. For funding purposes, UI established a 401(h) account in connection with the Pension Plan and Serial Voluntary Employees’ Benefit Association Trust (VEBA) accounts to fund OPEB for UI’s non-union employees who retire on or after January 1, 1994. UI is expected to contribute approximately $3.7 million in 2007 to fund OPEB for non-union employees, subject to approval by the Internal Revenue Service of the funding vehicle. In 2006, UI contributed $1.8 million and $6.3 million to the 401(h) and Serial VEBA accounts, respectively. UI did not make any contributions on behalf of non-union employees in 2005 or 2004.

Union employees whose sum of age and years of service at the time of retirement is equal to or greater than 85 (or who are 62 with at least 20 years of service) are eligible for benefits partially subsidized by UI. The amount of benefits subsidized by UI is determined by age and years of service at retirement. For funding purposes, UI established a VEBA to fund OPEB for UI’s union employees. The funding strategy for the VEBA is to select funds that most clearly mirror the pension allocation strategy. Approximately 43% of UI’s employees are represented by Local 470-1, Utility Workers Union of America, AFL-CIO, for collective bargaining purposes. Plan assets for the union VEBA consist primarily of equity and fixed-income securities. UI does not expect to make a contribution in 2007 to fund OPEB for union employees.

There is potential variability in the calculation of OPEB plan expenses depending on changes in certain assumptions. If there had been a 0.25% change in the discount rate assumed, the OPEB plan expenses would have increased or decreased inversely by $0.2 million; if there had been a 1% change in the expected return on assets, the OPEB plan expenses would have increased or decreased inversely by $0.2 million.

To develop the expected long-term rate of return on assets assumption, UI considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested, and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio. This resulted in the selection of the 8.25% return on plan assets for 2006.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The projected, long-term average wage increase was reduced slightly from 4.5% to 4.4% in 2005 based upon the 2005 Rate Case decision and projected salary data. The discount rate has historically been established by using the Moody’s Aa Long-Term Corporate bond rate as of the prior year-end and rounding to the nearest 25 basis points. The Moody’s Aa Long-Term Corporate bond rate as of December 31, 2005 was 5.41% (a semiannual rate) and thus rounding to the nearest 25 basis points and compounding to a full year computes to a 5.5% discount rate for 2005. The Moody’s Aa Long-Term Corporate bond rate as of December 31, 2006, was 5.72% (a semiannual rate) and thus rounded to the nearest 25 basis points brought the rate to 5.75%. The discount rate aligns with market conditions and the characteristics of the Company's pension obligation. Management evaluates the appropriateness of the discount rate through the modeling of a bond portfolio which approximates the Plan liabilities. Management further considers rates of high-quality corporate bonds of appropriate maturities as published by nationally recognized rating agencies consistent with the duration of the Company’s plans. The health care cost trend rate assumption for 2006 for pre-65 retirees is 11%, declining by 1% annually to a steady-state growth rate of 5.5%. The health care cost trend rate assumption for 2006 for post-65 retirees is 6.0%, declining by 0.5% annually to a long-term rate of 5.0%.

In accordance with SFAS No. 87, “Employers’ Accounting for Pensions” (SFAS No. 87) and SFAS No. 106, “Employers’ Accounting for Post-retirement Benefits Other Than Pensions” (SFAS No. 106), UI utilizes an alternative method to amortize prior service costs and unrecognized gains and losses. UI amortizes prior service costs for both the Pension Plan and OPEB plan on a straight-line basis over the average remaining service period of participants expected to receive benefits. UI utilizes an alternative method to amortize unrecognized actuarial gains and losses related to the Pension and OPEB plan over the lesser of the average remaining service period or 10 years. For SFAS No. 87 purposes, UI does not recognize gain or loss until there is a variance in an amount equal to at least 5% of the greater of the projected benefit obligation or the market-related value of assets. There is no such allowance for a variance in capturing the amortization of OPEB unrecognized gains and losses.

A new retirement plan became effective on April 1, 2005 for new employees hired into the bargaining unit and May 1, 2005 for all other new employees. Such new employees will not participate in the Pension Plan or receive retiree medical plan benefits. The new retirement plan, which is a “defined contribution plan,” consists of the current provisions of UI's 401(k)/Employee Stock Ownership Plan (KSOP) plus the following benefits:

•	An additional cash contribution of 4.0% of total annual compensation (as defined in the KSOP Plan) to a separate account in the KSOP of new hires.
•	An additional cash contribution of $1,000 per year (pro rata per pay period) into a separate Retiree Medical Fund within the KSOP account for new hires.
•	New employees do not need to contribute to the KSOP to receive these additional cash contribution amounts; they only need to enroll in the KSOP Plan.
•	Both additional cash contributions to the KSOP will vest 100% after five years of service.

On October 1, 2006, certain changes were made to the Pension Plan pursuant to which all employees who are participants in the Pension Plan and Post-Retirement Medical were given the opportunity to elect whether to continue to earn benefits under the Pension Plan or, instead, to stop earning benefits under the Pension Plan and begin earning additional benefits under the KSOP. If an employee elected to earn benefits under the KSOP, any benefits earned under the Pension Plan would continue to be held in trust, and would be paid when the employee retires or terminates service. The employee would also forfeit all post-retirement coverage. The election was available to employees from November 1, 2006 through December 15, 2006. The impact of this change to the Pension Plan and the Post-Retirement Medical Plan was insignificant.

UI adopted SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits an amendment of FASB No. 87, 88, 106 and 132(R) (SFAS 158),” as of December 31, 2006. The Statement requires an employer that sponsors one or more defined benefit pension or other postretirement plans to recognize an

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

asset or liability for the overfunded or underfunded status of the plan. For a pension plan, the asset or liability is the difference between the fair value of the plan’s assets and the projected benefit obligation. For any other postretirement benefit plan, the asset or liability is the difference between the fair value of the plan’s assets and the accumulated postretirement benefit obligation. UI will reflect all unrecognized prior service costs and credits and unrecognized actuarial gains and losses as regulatory assets rather than in accumulated other comprehensive income, as it is probable that such items are recoverable through the ratemaking process in future periods. This statement is effective for fiscal years ending after December 15, 2006. UIL Holdings adopted SFAS No. 158 effective December 31, 2006 on a prospective basis.

The following table represents the change in benefit obligation, change in plan assets and the respective funded status of UI’s pension and post-retirement plans as of December 31, 2006 and 2005. Plan assets and obligations have been measured as of December 31, 2006 and 2005.

	Pension Benefits		Other Post-Retirement Benefits
	2006	2005	2006	2005
Change in Benefit Obligation:	(In Thousands)
Benefit obligation at beginning of year	$346,315	$321,459	$64,562	$55,864
Service cost	6,989	6,310	1,273	980
Interest cost	18,486	17,978	3,456	3,116
Participant contributions	N/A	N/A	800	886
Amendments	(68)	741	(21)	534
Actuarial (gain) loss	10,960	17,761	(2,672)	7,335
Settlements, curtailments and other	(281)	327	-	37
Benefits paid (including expenses)	(20,063)	(18,261)	(4,542)	(4,190)
Benefit obligation at end of year	$362,338	$346,315	$62,856	$64,562

Change in Plan Assets:
Fair value of plan assets at beginning of year	$298,938	$282,380	$19,519	$19,546
Actual return on plan assets	37,256	19,594	2,822	1,259
Employer contributions	246	15,225	9,255	2,018
Participant contributions	-	-	800	886
Benefits paid (including expenses)	(20,063)	(18,261)	(4,542)	(4,190)
Fair value of plan assets at end of year	$316,377	$298,938	$27,854	$19,519

Funded Status at December 31:
Projected benefits (less than) greater than plan assets	$45,961	$47,377	$35,002	$45,043
Unrecognized prior service cost	N/A	(6,229)	N/A	663
Unrecognized transition asset (obligation)	N/A	-	N/A	(6,702)
Unrecognized net gain (loss) from past experience	N/A	(91,851)	N/A	(22,549)
(Prepaid)/accrued benefit obligation	$45,961	$(50,703)	$35,002	$16,455

Amounts Recognized in the Statement of Financial Position consist of:
Current liabilities	$4,352	N/A	$197	N/A
Non-current liabilities	$41,609	N/A	$34,805	N/A

Amounts Recognized as a Regulatory Asset consist of:
Transition obligation (asset)	$-	N/A	$5,644	N/A
Prior service cost	5,109	N/A	(555)	N/A
Net gain (loss)	81,614	N/A	16,435	N/A
Total recognized as a regulatory asset	$86,723	N/A	$21,524	N/A

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
	Pension Benefits		Other Post-Retirement Benefits
	2006	2005	2006	2005
Information on Pension Plans with an Accumulated Benefit Obligation in excess of Plan Assets:
Projected benefit obligation	$10,694	$10,319	N/A	N/A
Accumulated benefit obligation	$9,623	$8,272	N/A	N/A
Fair value of plan assets	$-	$-	N/A	N/A
Amounts Recognized in the Consolidated Balance Sheet consist of:
Prepaid benefit cost	N/A	$(56,532)	N/A	$-
Accrued benefit liability	N/A	8,272	N/A	16,454
Intangible asset	N/A	(880)	N/A	-
Accumulated other comprehensive income	N/A	(1,563)	N/A	-
Net amount recognized	N/A	$(50,703)	N/A	$16,454

The following weighted average actuarial assumptions were used in calculating the benefit obligations at December 31:
Discount rate	5.75%	5.50%	5.75%	5.50%
Average wage increase	4.40%	4.40%	N/A	N/A
Pre-65 health care trend rate(current yr)	N/A	N/A	10.00%	11.00%
Pre-65 health care trend rate (2012+)	N/A	N/A	5.50%	5.50%
Post-65 health care trend rate(current yr)	N/A	N/A	5.50%	6.00%
Post-65 health care trend rate (2008+)	N/A	N/A	5.00%	5.00%

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The components of net periodic benefit cost are:

	For the Year Ended December 31,
	Pension Benefits			Other Post-Retirement Benefits
	2006	2005	2004	2006	2005	2004
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$6,989	$6,310	$5,950	$1,273	$979	$923
Interest cost	18,486	17,978	18,016	3,456	3,116	3,055
Expected return on plan assets	(23,862)	(22,258)	(20,048)	(1,635)	(1,518)	(1,310)
Amortization of:
Prior service costs	1,052	1,021	1,060	(128)	(180)	(180)
Transition obligation (asset)	-	(524)	(1,054)	1,058	1,058	1,058
Actuarial (gain) loss	7,522	6,338	6,591	2,255	1,668	1,693
Settlements and curtailments		488	-	-	68	-
Net periodic benefit cost	$10,187	$9,353	$10,515	$6,279	$6,091	$5,239

Other Changes in Benefit Obligations Recognized as a Regulatory Asset:
SFAS 158 regulatory asset	$86,723	/A	N/A	$21,524	N/A	N/A
Total recognized in net periodic benefit cost and a regulatory asset	$96,910	N/A	N/A	$27,803	N/A	N/A

Estimated Amortizations from Regulatory Assets into Net Periodic Benefit Cost for the Year-Ended December 31, 2007:
Amortization of transition obligation	$-	N/A	N/A	$1,058	N/A	N/A
Amortization of prior service cost	884	N/A	N/A	(125)	N/A	N/A
Amortization of net gain (loss)	6,432	N/A	N/A	1,644	N/A	N/A
Total estimated amortizations	$7,316	N/A	N/A	$2,577	N/A	N/A

The following actuarial weighted average assumptions were used in calculating net periodic benefit cost:
Discount rate	5.50%*	5.75%**	6.00%	5.50%*	5.75%**	6.00%
Average wage increase	4.40%	4.50%	4.50%	N/A	N/A	N/A
Return on plan assets	8.25%	8.00%	8.00%	8.25%	8.00%	8.00%
Pre-65 health care trend rate (current year)	N/A	N/A	N/A	11.00%	12.00%	13.00%
Pre-65 health care trend rate (2012+)	N/A	N/A	N/A	5.50%	5.50%	5.50%
Post-65 health care trend rate (current year)	N/A	N/A	N/A	6.00%	6.50%	7.00%
Post-65 health care trend rate (2008+)	N/A	N/A	N/A	5.00%	5.00%	5.00%
N/A - not applicable
*5.75% discount rate used at September 30, 2006 for non-qualified plan.
**5% discount rate used at June 30, 2005 for the non-qualified plan and unfunded life plan.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

A one percentage point change in the assumed health care cost trend rate would have the following effects:

	1% Increase	1% Decrease
	(In Thousands)
Aggregate service and interest cost components	$777	$(624)
Accumulated post-retirement benefit obligation	$8,431	$(6,949)

The following table summarizes the expected future benefit payments to be paid:

Year	Pension Benefits	Other Post-Retirement Benefits
	(In Thousands)
2007	$23,940	$3,439
2008	$21,011	$3,541
2009	$25,012	$3,699
2010	$21,566	$3,790
2011	$23,340	$3,926
2012 - 2016	$127,360	$20,878

UI has a 401(k)/Employee Stock Ownership Plan (KSOP) in which substantially all of its employees and the employees of UIL Holdings and UCI are eligible to participate. The KSOP enables employees to defer receipt of a portion of their compensation, up to statutory limits, and to invest such funds in a number of investment alternatives. Matching contributions are made to the KSOP, in the form of UIL Holdings’ common stock, based on each employee’s salary deferrals in the KSOP. As of January 1, 2003, the matching contribution to the KSOP is 100% of the first 3% of employee compensation deferred and 50% of the next 2% deferred. The maximum match is 4% of annual salary and all matching contributions continue to be made in the form of UIL Holdings’ common stock. Matching contributions to the KSOP during 2006, 2005 and 2004 were $2.6 million, $2.4 million and $2.2 million, respectively.

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

Certain of Xcelecom’s former and remaining subsidiaries made contributions to union-administered benefit funds for the benefit of the subsidiaries’ union employees. Governmental regulations require that, in the event of plan termination or employer withdrawal, an employer may be liable for a portion of the plan’s unfunded vested pension benefits, if any. Under the terms of the agreements pursuant to which Xcelecom sold certain of its former subsidiaries, Xcelecom and UIL Holdings remain contingently liable for a portion of any unfunded vested pension benefits related to union-administered benefit plans to which such subsidiaries made contributions in the event that withdrawal liability is incurred as of, or following, the closing of such sales.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

In December of 2001, Xcelecom established the Xcelecom, Inc. 401(k) Plan. Upon establishment, Xcelecom merged each of the separate subsidiary non-union retirement plans into this single company-wide plan in a staged manner. Beginning on January 1, 2002, non-union employees of Xcelecom’s subsidiaries merged into this plan became eligible to participate upon completing six months of service and attaining age 21. Participants become vested in matching contributions immediately upon entry into the plan. Xcelecom makes matching contributions equal to 100% of the first 3% of employee salary deferred and 50% of any salary deferrals that exceed 3% but do not exceed 5% of the participant’s compensation. Matching contributions to the Xcelecom 401(k) during 2006, 2005 and 2004 were $0.9 million, $0.6 million and $0.6 million, respectively.

(H) RELATED PARTY TRANSACTIONS

Arnold L. Chase, a Director of UIL Holdings since June 28, 1999, holds a beneficial interest in the building known as 157 Church Street, where UI leases office space for its corporate headquarters. UI’s lease payments for this office space for the years ended December 31, 2006, 2005 and 2004 totaled $9.9 million, $9.5 million and $9.4 million, respectively.

UCI invested a total of $3.9 million in 2000 and 2001 to purchase a minority ownership interest in Gemini Networks, Inc. (Gemini). Gemini proposed to develop, build, and operate an open-access, hybrid fiber coaxial communications network serving business and residential customers in the northeastern United States. Gemini is a corporation controlled by the David T. Chase family, and Arnold L. Chase is the President and a Director of Gemini. In June 2002, UCI wrote its investment in Gemini down to one dollar, because the telecommunications sector had suffered substantial losses in value, and because UCI concluded that Gemini was unlikely to continue its network development in the absence of additional financing. In December 2003, Gemini completed a restructuring transaction in connection with which the Chase family came to own 100% of the equity of Gemini. In connection with that transaction, UCI received a cash payment in May 2004 of approximately $17,500 in exchange for its ownership interest in Gemini.

(I) LEASE OBLIGATIONS

UIL Holdings and its wholly owned direct and indirect subsidiaries have lease arrangements for data processing equipment, office equipment, vehicles and office space. Prior to January 20, 2004, UI leased its Electric System Work Center (ESWC) facility, and recognized such lease as a capital lease. On January 20, 2004, UI exercised the $16 million purchase option in connection with the capital lease for the ESWC facility. UIL Holdings did not have any other capital leases as of December 31, 2006, 2005, or 2004.

Operating leases, which are charged to operating expense, consist principally of leases of office space and facilities, railroad rights of way and a wide variety of equipment. The most significant operating lease is that relating to the corporate headquarters of UI and UIL Holdings. Most of the operating leases for office space and facilities contain options to either (1) purchase the leased space for a stipulated amount at the end of the initial lease term, or (2) renew the lease at the end of the initial lease term, at the then fair value, or stipulated amounts, as defined in the lease, for periods ranging from one to 15 years. The future minimum lease payments under these operating leases are estimated to be as follows:

(In Thousands)

2007	$14,556
2008	12,252
2009	12,405
2010	12,566
2011	12,660
2012 - after	22,026
Total	$86,465

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Rental payments charged to operating expenses in 2006, 2005 and 2004, including rental payments for its corporate headquarters, were as follows:

	Year Ended December 31,
	2006	2005	2004
	(In Thousands)

Rental payments	$11,907	$11,240	$10,863
Less: Sublease rental payments received	625	269	380
Rental payments charged to operating expenses	$11,282	$10,971	$10,483

(J) COMMITMENTS AND CONTINGENCIES

Other Commitments and Contingencies

Connecticut Yankee Atomic Power Company

UI has a 9.5% stock ownership share in the Connecticut Yankee Atomic Power Company (Connecticut Yankee), the carrying value of which was $1.3 million as of December 31, 2006 (see Stock Redemption below). On December 4, 1996, the Board of Directors of Connecticut Yankee voted unanimously to retire the Connecticut Yankee nuclear plant (the “Connecticut Yankee Unit”) from commercial operation. A decision by the FERC that became effective on August 1, 2000 allows Connecticut Yankee to collect, through the power contracts with the unit’s owners, the FERC-approved decommissioning costs, other costs associated with the permanent shutdown of the Connecticut Yankee Unit, the unrecovered investment in the Connecticut Yankee Unit, and a return on equity of 6%. Connecticut Yankee may recover 9.5% of these costs from UI. As of the end of December 2006, the decommissioning project is substantially complete and the physical component of that work is expected to be completed in the first quarter of 2007.

Connecticut Yankee updates its cost to decommission the unit at least annually, and more often as needed, and provides UI with a projected recovery schedule depicting annual costs expected to be billed to UI, including a return on investment over the term of the projected recovery period. The present value of these costs is calculated using UI’s weighted average cost of capital and, after consideration of recoverability, recorded as a Connecticut Yankee Contract Obligation and a corresponding regulatory asset. At December 31, 2006, UI has regulatory approval to recover in future rates (through the CTA) its $28.9 million regulatory asset for Connecticut Yankee over a term ending in 2015.

Stock Redemption

On December 21, 2006, the Connecticut Yankee Board of Directors voted to redeem $30 million of Connecticut Yankee stock. UI’s share of the redemption was $2.8 million. UI’s stock ownership share in Connecticut Yankee remains at 9.5% since the redemption was proportional for all owners’ shares. The stock redemption is part of a larger redemption program designed to align Connecticut Yankee’s equity position with provisions in the FERC Settlement (see FERC Matters below) and fund equity at levels necessary to meet expected on-going requirements with a reasonable margin for Connecticut Yankee to withstand unforeseen equity needs.

Current Cost Estimate

As part of Connecticut Yankee’s April 2000 rate case settlement with the FERC (2000 FERC Settlement), remaining decommissioning costs were estimated at $436 million. The original estimate was updated in November 2002 to increase the estimated decommissioning costs by approximately $130 million. The $130 million increase stemmed

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

primarily from additional security costs, increased insurance costs and other factors. In December 2003, the estimate was increased by an additional $265 million, reflecting the fact that Connecticut Yankee had taken over direct management of the work necessary to complete decommissioning of the plant following termination in July 2003 of the contractor that had been managing such work. Consequently, the total current cost estimate of approximately $831 million (2003 Estimate) represents an aggregate increase of approximately $395 million over the 2000 FERC Settlement amount. The above financial information has been adjusted to 2003 dollars. UI’s share of the estimated increased cost of $395 million over the 2000 FERC Settlement amount is approximately $37.5 million. The 2000 FERC Settlement specified that if Connecticut Yankee’s costs for the physical decommissioning of the plant exceeded a specified level, then, subject to certain conditions, Connecticut Yankee would not bill its wholesale purchasers for 10 percent of the overage, up to a maximum of $10 million, even if the higher costs were prudently incurred. Connecticut Yankee determined that it could no longer conclude that it is probable that it will recover this $10 million portion of the decommissioning costs in its wholesale decommissioning charges (see Settlement Agreement below). As a result, Connecticut Yankee recognized the after-tax impact of $6 million as a reduction in its equity in the second quarter of 2006. UI’s share of this write-off is approximately $0.3 million on an after-tax basis.

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

FERC Order on Request for Declaratory Order

On June 10, 2004, the DPUC and the OCC filed a petition (Petition) with the FERC seeking a declaratory order that Connecticut Yankee can recover all decommissioning costs from its wholesale purchasers, but that those purchasers may not recover in their retail rates any costs that the FERC might determine to have been imprudently incurred. Connecticut Yankee, as well as its wholesale purchasers, responded in opposition to the Petition, indicating that the

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

order sought by the DPUC and OCC would violate the Federal Power Act and decisions of the U.S. Supreme Court, other federal and state courts, and the FERC. The matter was resolved as part of a comprehensive settlement agreement approved by FERC on November 16, 2006 (see Settlement Agreement below).

Following post-hearing briefs, the ALJ issued an Initial Decision on November 22, 2005. The Initial Decision found that Connecticut Yankee acted prudently in all respects and denied all prudence-related claims for disallowance of decommissioning costs. The only adjustment to Connecticut Yankee’s decommissioning charges required by the Initial Decision relates to the escalation rate, which is the factor used to translate the 2003 Estimate, which is stated in constant 2003 dollars, into spending projections and decommissioning charges. The Initial Decision found that Connecticut Yankee should recalculate its decommissioning charges to reflect a lower escalation rate. The escalation rate issue was resolved as part of a comprehensive settlement agreement approved by FERC on November 16, 2006 (see Settlement Agreement below).

Settlement Agreement

On August 15, 2006, Connecticut Yankee submitted to the FERC a settlement agreement in connection with the above-referenced Connecticut Yankee FERC rate case proceedings. The agreement is jointly sponsored by the DPUC, OCC, the Maine Public Advocate and the Maine Public Utilities Commission. On November, 16, 2006, the settlement was accepted by the FERC and resolves all of the issues raised in these proceedings, including: (a) Connecticut Yankee’s filing of increased decommissioning charges and charges for pension and post-retirement benefit other than pension (PBOP) expenses; (b) the DPUC’s and OCC’s request for a declaratory order noted above, and the related petition for review; (c) the rights and obligations of the parties under incentive mechanisms contained in the 2000 FERC Settlement that requires the disallowance of $10 million of decommissioning costs (see discussion in “Current Cost Estimate” section above); (d) Connecticut Yankee’s inclusion in its decommissioning trust fund and its wholesale decommissioning charges of the net proceeds it received in the settlement of the civil litigation with Bechtel; (e) Connecticut Yankee’s recovery in its wholesale rates of the costs of completing the decontamination and dismantlement (D&D) phase of the decommissioning of the Plant; and (f) Connecticut Yankee’s payment of dividends and return of equity capital to its shareholders and its right to earn a return on equity on the remaining equity capital. In particular, and without limiting the generality of the foregoing, the Settlement Agreement resolves any claims that Connecticut Yankee incurred D&D costs imprudently.

DOE Litigation

The new estimates described above relate in part to spent fuel storage, and could be affected by the outcome of an ongoing dispute between the DOE and several utilities and states. Under the Nuclear Waste Policy Act of 1982 (the “Act”), the DOE is required to design, license, construct and operate a permanent repository for high-level radioactive waste and spent nuclear fuel. The Act requires the DOE to provide for the disposal of spent nuclear fuel and high-level waste from commercial nuclear plants through contracts with the owners. In return for payment of established disposal fees, the federal government was required to take title to and dispose of the utilities’ high-level waste and spent nuclear fuel beginning no later than January 1998. After the DOE announced that its first high-level waste repository will not be in operation earlier than 2010, several utilities and states obtained a judicial declaration that the DOE has a statutory responsibility to take title to and dispose of high-level waste and spent nuclear fuel beginning in January 1998. Although the federal government now concedes that its failure to begin disposing of high-level waste and spent nuclear fuel in January 1998 constituted a breach of contract, it continues to dispute that the entities with which it had contracts are entitled to damages. Connecticut Yankee, together with two other New England-based owners of retired nuclear generating plants, is seeking recovery of damages stemming from the breach by the DOE under the 1983 contracts that were mandated by the U.S. Congress under the High-Level Waste Act for purposes of disposal of spent fuel and high-level waste, including greater than class C waste (GTCC).

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The amount of the claim for damages incurred through 2010, net of adjustments made as part of the trial record, is approximately $186 to $198 million, depending on the discount rate applied. In addition, incremental continuing damages that will be incurred for periods beyond 2010 are being sought based on an annual dollar value. The 2003 Estimate discussed above does not include an allowance for recovery of damages in this matter. The Department of Justice submitted a motion to the court during the damage trial which raises the issue of whether Connecticut Yankee’s pre-1983 spent fuel fee obligation of approximately $155 million should be treated as an offset to any payment of damages. On October 4, 2006, the Court awarded Connecticut Yankee $34.2 million for spent fuel storage related costs that it incurred through 2001. Connecticut Yankee had sought $37.7 million of damages through the same period and is still evaluating whether it will seek an appeal.

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

Hydro-Quebec

UI is a participant in the Hydro-Quebec (HQ) transmission tie facility linking New England and Quebec, Canada. UI has a 5.45% participating share in this facility, which has a maximum 2000-megawatt equivalent generation capacity value. UI furnished a guarantee for its participating share of the debt financing for one phase of this facility in April
1991, in the amount of $11.7 million. The amount of this guarantee is reduced monthly, proportionate with principal paid on the underlying debt. As of December 31, 2006, the amount of UI’s guarantee for this debt totaled approximately $2.5 million.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Environmental Concerns

In complying with existing environmental statutes and regulations and further developments in areas of environmental concern, including legislation and studies in the fields of water quality, hazardous waste handling and disposal, toxic substances, and electric and magnetic fields, UIL Holdings and its wholly owned direct and indirect subsidiaries may incur substantial capital expenditures for equipment modifications and additions, monitoring equipment and recording devices, and it may incur additional operating expenses. The total amount of these expenditures is not now determinable. Environmental damage claims may also arise from the operations of UIL Holdings’ subsidiaries. Significant environmental issues known to UIL Holdings at this time are described below.

Site Decontamination, Demolition and Remediation Costs

On June 16, 2006, UI announced its agreement with the City of Bridgeport and its Redevelopment Authority (the “City”) for the transfer of title to UI’s Steel Point property to the City and settlement of all claims against the City with respect to relocation of a substation and repair/replacement of a bulkhead, in exchange for payment to UI of $14.9 million, which represents the commercial value of the property and cost to replace the bulkhead. Pursuant to a Memorandum of Understanding among UI, the City of Bridgeport, and the City’s selected developer for the property (MOU), the City must also provide to UI, within one year and free of charge, a substation site within a reasonable proximity to the Steel Point property. On July 12, 2006, the DPUC approved the proposed transfer of property and all of the terms of the MOU. The DPUC also accepted the proposed ratemaking treatment submitted by UI with respect to the property, the substation, and the bulkhead, which provides for UI to recover costs related to the Steel Point property through the CTA, subject to DPUC approval in the annual CTA/SBC reconciliation filing. Pursuant to the terms of the MOU, title transferred to the City on or about December 13, 2006 upon payment to UI of the first $10.3 million, of the $14.9 total required payment. The remaining $4.6 million is due to be paid by June 30, 2007. If the City does not pay this remaining amount by June 30, 2007, the MOU permits UI to withhold certain property tax payments up to the amount remaining.

Under the MOU, the City and developer released UI from any further liability with respect to the Steel Point property after title transferred, and the City and/or developer must now indemnify UI for environmental matters related to the Steel Point property. However, UI may be required to remove additional soil on the Steel Point property to achieve environmental compliance to remedy conditions that were discovered before title transferred. The sole exception to the indemnity is for personal injury claims brought against UI by UI employees or contractors hired by UI relating to incidents that occurred on the site before title transfers to the City. UI is not aware of any such claims. In addition, the MOU provides that there is no indemnity for liability related to contaminated harbor sediments. UI would seek to recover all costs related to such sediments that are UI’s responsibility, to the extent incurred, through the CTA in accordance with the ratemaking treatment approved in the DPUC’s July 12, 2006 decision.

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

A site on the Mill River in New Haven was conveyed by UI to an unaffiliated entity, Quinnipiac Energy LLC (QE), reserving to UI permanent easements for the operation of its transmission facilities on the site. At the time of the sale, a fund of approximately $1.9 million, an amount equal to the then-current estimate for remediation, was placed in escrow for purposes of bringing soil and groundwater on the site into compliance with applicable environmentallaws. Approximately $0.5 million of the escrow fund remains unexpended. QE’s environmental consultant reports that approximately $2 million of remediation remains to be performed. QE has entered into a

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

long-term agreement to lease the property to a Long Island developer (Evergreen Power). UI could be required by applicable environmental laws to finish remediating any subsurface contamination at the site if it is determined that QE and/or Evergreen Power has not completed the appropriate environmental remediation at the site.

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

UI sold property to Bridgeport Energy LLC (BE) on April 16, 1999. UIL Holdings, through its subsidiary United Bridgeport Energy, Inc. (UBE), held a minority ownership interest in BE at that time and until the sale of that interest to the majority owner in March 2006. In connection with the sale of the property, UI entered into an environmental indemnity agreement with BE to provide indemnification related to certain environmental conditions specific to the site where BE’s generation facilities were constructed. This environmental indemnification remains in place following the sale of UBE’s interest in BE. Because of soil management and other environmental remediation activities that were performed during construction of the generation facilities, UI does not regard its exposure under the environmental indemnity agreement as material.

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

Electric System Work Center

UI’s January 2004 purchase of its Electric System Work Center property, located in Shelton, Connecticut, caused a review under the CDEP’s Transfer Act Program. Under this review, the CDEP had an opportunity to examine the current environmental conditions at the site and direct remediation, or further remediation, of any areas of concern. At the conclusion of its review, the CDEP elected not to oversee any further site investigation or remediation at the site and directed UI to undertake any necessary evaluation and/or remediation (verification work) using an independent Licensed Environmental Professional (LEP). UI hired an LEP and submitted a schedule to the CDEP for the verification work. The schedule was approved by the CDEP and implementation of the verification work has begun. Implementation of the verification work is not expected to have a material impact on the financial condition of UI.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

Claim of Dominion Energy Marketing, Inc.

On December 28, 2001, UI entered into an agreement with Virginia Electric and Power Company, which was subsequently assigned to its affiliate Dominion Energy Marketing, Inc. (DEMI), for the supply of all of UI’s standard offer generation service needs from January 1, 2002 through December 31, 2003, and for the supply of all of UI’s generation service requirements for special contract customers through 2008 (Power Supply Agreement or PSA). In December 2004, UI received a letter from DEMI claiming that under the terms of this agreement, DEMI should not have been responsible for certain “CT Reliability COS” charges related to reliability-must-run agreements between ISO-NE and NRG (the owner of power plants located in Connecticut that were formerly owned by Northeast Utilities) in an amount currently estimated at $8.2 million, plus interest. DEMI claims that such charges are fixed operation and maintenance costs and not “Transmission Congestion Costs,” for which DEMI would be responsible under the terms of the PSA. On March 14, 2005, UI filed a complaint with the FERC requesting that it exercise jurisdiction under Section 206 of the Federal Power Act and order DEMI to abide by the terms and conditions of the PSA. On May 13, 2005, the FERC issued an order granting UI’s request, noting that DEMI is responsible for the “CT Reliability COS” charges. DEMI filed a request for rehearing with the FERC, which was granted on September 15, 2005. On May 26, 2006 an initial decision was issued by the FERC administrative law judge denying DEMI’s motion to dismiss UI’s claim and granting UI’s request, again noting that DEMI is responsible for the “CT Reliability COS” charges. DEMI has requested reconsideration of the initial decision by the full Commission.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

UI has not paid the assessment on the basis that it believes its claim to be meritorious and, on October 18, 2005, filed a lawsuit with the Superior Court for the State of Connecticut in order to appeal the DRS’s ruling. Because this issue has not been previously adjudicated, UI has recorded a reserve of $1.2 million, of which $0.5 million was recorded in 2006, representing UI’s total estimated liability for additional tax and interest covering: (1) the original audit period of July 1, 1998 through December 31, 2000; (2) a subsequent audit period of July 1, 2001 through June 30, 2004; and (3) the unaudited period of July 1, 2004 through December 31, 2006.

On April 17, 2006, the DRS filed a petition with the DPUC with respect to this matter, specifically seeking a declaratory ruling from the DPUC as to its position regarding the applicability of the gross earnings tax statutes for periods on and after January 1, 2000 to the three specific categories of revenue in question noted above. On August 30, 2006, the DPUC issued its final decision, which stated that although the applicable tax statute does not fall within the DPUC’s jurisdiction, the DPUC reads the language of the applicable tax statute as referring to “all income of an electric distribution company that is subject to being regulated by the Department for the purposes of setting rates,” in which the specific categories of revenue would be included as being taxable for gross earnings tax purposes. UI disagrees with this interpretation of the applicable tax statute and, as mentioned above, is contesting the DRS’s ruling in the Superior Court of the State of Connecticut.

Cross-Sound Cable Company, LLC

On February 27, 2006, UIL Holdings and UCI completed the sale of UCI’s 25% ownership interest in Cross-Sound to Babcock & Brown Infrastructure Ltd. The gross proceeds were $53.2 million in exchange for UCI’s equity interest in Cross-Sound and the repayment of a loan made by UIL Holdings to Cross-Sound.

After completion of the sale transaction, UIL Holdings and UCI continue to provide two guarantees, in original amounts of $2.5 million and $1.3 million, in support of guarantees by Hydro-Quebec (HQ), the former majority owner of Cross-Sound, to third parties in connection with the construction of the project. Babcock & Brown is obligated to indemnify HQ from liabilities incurred under the existing guarantees and post a letter of credit in favor of HQ. Accordingly, in the event Hydro-Quebec is called on to perform on the guarantees, UIL Holdings expects that HQ would first seek recovery from Babcock & Brown before requiring UIL Holdings and UCI to perform under its guarantees.

The $2.5 million guarantee supports an HQ guarantee to the Long Island Power Authority (LIPA) to provide for damages in the event of a delay in the date of achieving commercial operation of the Cross-Sound Cable. There had been a delay in achieving the originally agreed-upon date of commercial operation, primarily due to a Connecticut legislative moratorium on installing new gas and utility lines across Long Island Sound, which precluded the CDEP from considering applications related to submarine cables under Long Island Sound. UCI believes action or inaction of governmental, regulatory or judicial bodies qualifies as events beyond its control and performance under the guarantee is not required. Further, on June 24, 2004, Cross-Sound executed a settlement agreement allowing for immediate commercial operation of the cable. Although retaining commercial operating status is contingent upon the satisfaction of certain provisions of the settlement agreement, UIL Holdings expects commercial operating status to be maintained and, accordingly, it has not recorded a liability related to this guarantee in its Consolidated Balance Sheet as of December 31, 2006.

The $1.3 million guarantee supports an agreement under which Cross-Sound is providing compensation to shell fishermen for their losses, including loss of income, incurred as a result of the installation of the cable (Shellfish Agreement). The payments to the fishermen are being made over a 10-year period, and the obligation under this guarantee reduces proportionately with each payment made. As of December 31, 2006, the remaining amount of the guarantee was $1.1 million. UIL Holdings has completed a probability-weighted analysis based on the likelihood of certain events occurring that would cause UIL Holdings to be required to perform under this guarantee. This analysis resulted in a liability amount that was inconsequential, and, accordingly, UIL Holdings has not recorded a liability related to this guarantee in its Consolidated Balance Sheet as of December 31, 2006.

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

Discontinued Operations

On December 29, 2006, Xcelecom’s revolving credit agreement was terminated in connection with the sales that substantially completed the divestiture of Xcelecom. Xcelecom had a standby letter of credit of $3.8 million outstanding at December 31, 2006, which was supported by a standby letter of credit UIL Holdings had outstanding in the same amount.

(K) FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of UIL Holdings’ financial instruments are as follows:

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)		(In Thousands)
Unrestricted cash and temporary cash investments	$63,364	$63,364	$28,654	$28,654

Long-term debt (1)(2)	$486,889	$486,455	$491,175	$489,798

(1)	The fair value of UIL Holdings’ long-term debt is estimated by UIL Holdings’ investment bankers based on market conditions at December 31, 2006 and 2005, respectively.
(2) See Note (B), “Capitalization - Long-Term Debt.”

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(L) QUARTERLY FINANCIAL DATA (UNAUDITED)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In Thousands, Except Per Share Amounts)
2006
Operating Revenues	$200,289	$199,734	$261,144	$184,783
Operating Income from Continuing Operations	13,325	21,442	39,693	4,485
Continuing Operations	16,820	10,251	29,657	1,890
Discontinued Operations (Note N)	(54,608)	(7,251)	(17,858)	(44,065)
Net Income (Loss)	$(37,788)	$3,000	$11,799	$(42,175)

Earnings Per Share of Common Stock - Basic: (1)
Continuing Operations	$0.69	$0.42	$1.21	$0.08
Discontinued Operations (Note N)	$(2.24)	$(0.30)	$(0.73)	$(1.79)
Net Earnings (Loss)	$(1.55)	$0.12	$0.48	$(1.71)

Earnings Per Share of Common Stock - Diluted: (2)
Continuing Operations	$0.68	$0.42	$1.19	$0.07
Discontinued Operations (Note N)	$(2.21)	$(0.30)	$(0.72)	$(1.76)
Net Earnings (Loss)	$(1.53)	$0.12	$0.47	$(1.69)

2005
Operating Revenues	$186,920	$185,918	$259,447	$180,129
Operating Income from Continuing Operations	15,824	17,325	36,219	10,666
Continuing Operations	3,932	6,509	18,485	4,560
Discontinued Operations (Note N)	(704)	(3,150)	(33)	1,655
Net Income	$3,228	$3,359	$18,452	6,215

Earnings Per Share of Common Stock - Basic: (1)
Continuing Operations	$0.16	$0.27	$0.76	$0.19
Discontinued Operations (Note N)	$(0.03)	$(0.13)	$-	$0.07
Net Earnings	$0.13	$0.14	$0.76	$0.26

Earnings Per Share of Common Stock - Diluted: (2)
Continuing Operations	$0.16	$0.27	$0.75	$0.20
Discontinued Operations (Note N)	$(0.03)	$(0.13)	$-	$0.07
Net Earnings	$0.13	$0.14	$0.75	$0.27

(1) Based on weighted average number of shares outstanding each quarter.
(2) Based on weighted average number of shares outstanding each quarter. Reflecting the effect of dilutive stock options, performance shares and restricted stock.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(M) SEGMENT INFORMATION

As described in Note (N), “Discontinued Operations,” to the Consolidated Financial Statements, with the sale of APS completed in June 2004 and the divestiture of Xcelecom business substantially completed in 2006, their results of operations are reported as discontinued operations. Accordingly, UIL Holdings has completed its strategic realignment to focus on its regulated utility, UI. UIL now has two reporting segments related to UI: distribution sale of electricity and transmission sale of electricity. Revenues from inter-segment transactions are not material. All of UIL Holdings’ revenues are derived in the United States. The following measures of segment profit and loss are utilized by management for purposes of making decisions about allocating resources to the segments and assessing performance.

The following table reconciles certain segment information with that provided in UIL Holdings’ Consolidated Financial Statements. In the table, “Other” includes the information for the remainder of UIL Holdings’ non-utility businesses, including minority interest investments and administrative costs.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(M) SEGMENT INFORMATION
	December 31, 2006
	UI
	Distribution	Transmission	Total UI	Other	Total
Operating Revenues	$774,101	$71,831	$845,932	$18	$845,950
Fuel and Energy	413,851	-	413,851	-	413,851
Operation and maintenance	186,802	46,904	233,706	5,827	239,533
Depreciation and amortization	65,025	5,020	70,045	182	70,227
Goodwill impairment	-	-	-	-	-
Taxes - other than income taxes	35,152	8,226	43,378	16	43,394
Operating Income (Loss)	73,271	11,681	84,952	(6,007)	78,945

Other Income and (Deductions), net	6,075	1,647	7,722	3,431	11,153
Interest Charges, net	16,799	2,465	19,264	5,132	24,396

Income (Loss) From Continuing Operations Before Sale of
Equity Investments, Income Taxes and Equity Earnings	62,547	10,863	73,410	(7,708)	65,702
Gain (Losses) on sale of Equity Investments	-	-	-	18,908	18,908
Income (Loss) From Continuing Operations Before Income
Taxes and Equity Earnings	62,547	10,863	73,410	11,200	84,610
Income Taxes (Benefits)	17,685	3,735	21,420	4,768	26,188
Income (Loss) From Continuing Operations Before Equity Earnings	44,862	7,128	51,990	6,432	58,422
Income (Losses) from Equity Investments	(277)	-	(277)	473	196
Income (Loss) From Continuing Operations	44,585	7,128	51,713	6,905	58,618
Discounted Operations, Net of Tax	-	-	-	(123,782)	(123,782)
Net Income (Loss)	$44,585	$7,128	$51,713	$(116,877)	$(65,164)

	UI
	Distribution	Transmission (1)	Total UI	Other (2)	Total
Total Assets	$1,496,948	$-	$1,496,948	$134,545	$1,631,493

	December 31, 2005
	UI
	Distribution	Transmission	Total UI	Other	Total
Operating Revenues	$750,979	$61,416	$812,395	$19	$812,414
Fuel and Energy	413,930	-	413,930	-	413,930
Operation and maintenance	165,997	40,408	206,405	6,357	212,762
Depreciation and amortization	61,049	3,342	64,391	44	64,435
Goodwill impairment	-	-	-	-	-
Taxes - other than income taxes	33,962	7,289	41,251	3	41,254
Operating Income (Loss)	76,041	10,377	86,418	(6,385)	80,033

Other Income and (Deductions), net	8,255	1,092	9,347	1,189	10,536
Interest Charges, net	15,122	3,069	18,191	6,264	24,455

Income (Loss) From Continuing Operations Before Sale of
Equity Investments, Income Taxes and Equity Earnings	69,174	8,400	77,574	(11,460)	66,114
Gain (Losses) on sale of Equity Investments	-	-	-	-	-
Income (Loss) From Continuing Operations Before Income
Taxes and Equity Earnings	69,174	8,400	77,574	(11,460)	66,114
Income Taxes (Benefits)	30,113	2,908	33,021	(7,518)	25,503
Income (Loss) From Continuing Operations Before Equity Earnings	39,061	5,492	44,553	(3,942)	40,611
Income (Losses) from Equity Investments	256	-	256	(7,382)	(7,126)
Income (Loss) From Continuing Operations	39,317	5,492	44,809	(11,324)	33,485
Discounted Operations, Net of Tax	-	-	-	(2,231)	(2,231)
Net Income (Loss)	$39,317	$5,492	$44,809	$(13,555)	$31,254

	UI
	Distribution	Transmission (1)	Total UI	Other (2)	Total
Total Assets	$1,466,356	$-	$1,466,356	$332,699	$1,799,055

	December 31, 2004
	UI
	Distribution	Transmission	Total UI	Other	Total
Operating Revenues	$703,375	$60,652	$764,027	$68	$764,095
Fuel and Energy	377,905	-	377,905	-	377,905
Operation and maintenance	153,303	37,074	190,377	5,574	195,951
Depreciation and amortization	60,116	3,194	63,310	-	63,310
Goodwill impairment	-	-	-	-	-
Taxes - other than income taxes	32,433	7,002	39,435	23	39,458
Operating Income (Loss)	79,618	13,382	93,000	(5,529)	87,471

Other Income and (Deductions), net	5,876	787	6,663	371	7,034
Interest Charges, net	12,456	3,115	15,571	6,645	22,216

Income (Loss) From Continuing Operations Before Sale of
Equity Investments, Income Taxes and Equity Earnings	73,038	11,054	84,092	(11,803)	72,289
Gain (Losses) on sale of Equity Investments	-	-	-	-	-
Income (Loss) From Continuing Operations Before Income
Taxes and Equity Earnings	73,038	11,054	84,092	(11,803)	72,289
Income Taxes (Benefits)	33,614	4,216	37,830	(7,447)	30,383
Income (Loss) From Continuing Operations Before Equity Earnings	39,424	6,838	46,262	(4,356)	41,906
Income (Losses) from Equity Investments	249	-	249	(5,731)	(5,482)
Income (Loss) From Continuing Operations	39,673	6,838	46,511	(10,087)	36,424
Discounted Operations, Net of Tax	-	-	-	50,521	50,521
Net Income	$39,673	$6,838	$46,511	$40,434	$86,945

	UI
	Distribution	Transmission (1)	Total UI	Other (2)	Total
Total Assets	$1,482,018	$-	$1,482,018	$311,826	$1,793,844

(1)	Information for segmenting total assets between Distribution and Transmission is not available and on a consolidated basis, total UI assets are disclosed in the Total UI column.
(2)	Includes assets of discontinued operations held for sale.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(N) DISCONTINUED OPERATIONS

Effective December 31, 2006, UIL Holdings substantially completed its sale of the business of its wholly owned subsidiary, Xcelecom, completing its corporate strategic realignment to focus on its regulated electric utility, UI. The series of sales resulted in an after-tax loss of $49.1 million. See below in this Note N for additional details. Also, as part of this decision and in accordance with the requirements of SFAS No. 142, an after-tax goodwill impairment charge of $50.5 million was recorded during the first quarter of 2006 to reflect Xcelecom at its estimated fair value.

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

In accordance with the provisions of SFAS No. 144, the results of Xcelecom and APS for 2006, 2005 and 2004 have been reported as discontinued operations in the accompanying Consolidated Statement of Income (Loss), and as discontinued operations held for sale in the Consolidated Balance Sheet as of December 31, 2006 and 2005.

A summary of the discontinued operations of Xcelecom and APS follows:

	2006	2005	2004
	(In Thousands)

Net operating revenues	$356,938	$400,682	$373,851
Operating income (loss)	$(111,689)	$(3,735)	$6,027
Income (loss) before income taxes	$(122,195)	$(2,857)	$5,787
Income tax (expense) benefit	47,526	727	(1,821)
Income (loss) from discontinued operations, net of tax, excluding gains (losses) on sales	(74,669)	(2,130)	3,966
Extraordinary gain, net of tax	-	-	203
Gain (Loss) on sale of APS, net of tax	-	(102)	46,352
Gain on sale of Government Center Thermal Energy Partnership, net of tax	705	-	-
Loss on sale of subsidiary, M.J. Daly & Sons, Incorporated, net of tax	(1,388)	-	-
Gain on sale of subsidiaries, the Systems Integration companies, net of tax	1,094	-	-
Loss on sale of subsidiary, Orlando Diefenderfer Electrical Contractors, Inc., net of tax	(8,150)	-	-
Loss on sale of subsidiary, Terry’s Electric, Inc., net of tax	(5,438)	-	-
Loss on sale of subsidiaries McPhee Ltd., LLC; JBL Electric, Inc.; JE Richards, Inc., net of tax	(28,571)	-	-
Loss on sale of subsidiary, Allan/Brite-Way Electrical Contractors, Inc., net of tax	(7,365)	-	-
Net gain (loss) from discontinued operations	$(123,782)	$(2,232)	$50,521

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

UIL Holdings is contingently liable to sureties on performance and payment bonds issued by those sureties, relating to construction projects entered into by Xcelecom and its subsidiaries in the normal course of business. These bonds provide a guarantee to the customer that Xcelecom or its subsidiaries will perform under the terms of a contract and that it will pay subcontractors and vendors. Surety bonds remain outstanding on certain projects being completed by Xcelecom’s former companies. The majority of these contingent commitments will expire within the next 12 month. If Xcelecom’s former companies and the buyers of those companies fail to perform under a contract or to pay subcontractors or vendors, the customer may demand that the surety make payments or provide services under the bond. UIL Holdings must reimburse the surety for any expenses or outlays it incurs and seek recoupment of those expenses from the buyers of Xcelecom’s former companies. As noted above, since Xcelecom’s inception, sureties have never been required to make payments on Xcelecom’s behalf under the bonds. Accordingly, UIL Holdings concluded that it need not record a liability in connection with these obligations in its Consolidated Balance Sheet as of December 31, 2006. As of December 31, 2006, sureties had issued bonds for the account of Xcelecom in the aggregate amount of approximately $222.8 million. The expected cost to complete projects covered by such surety bonds was approximately $66.9 million as of December 31, 2006.

On December 29, 2006, Xcelecom’s revolving credit agreement was terminated in connection with the sales that substantially completed the divestiture of Xcelecom. Xcelecom had a standby letter of credit of $3.8 million outstanding at December 31, 2006, which was supported by a standby letter of credit UIL Holdings had outstanding in the same amount.

Xcelecom recognizes certain significant claims for recovery of incurred costs when it is probable that the claim will result in additional contract revenue, when the amount of the claim can be reliably estimated and when it is determined that there is legal basis for the claim. Such amounts are recorded at estimated net realizable value and take into account factors that may affect Xcelecom’s ability to bill unbilled revenues and collect amounts after billing. Costs, related to claims, of $1.2 million are included in current assets of discontinued operations held for sale as of each of December 31, 2006 and 2005. In addition, UIL Holdings has the right to certain claims related to the sales of the Xcelecom businesses that are not included in the accompanying statement of financial position as of December 31, 2006.

On March 31, 2006, a subsidiary of Xcelecom, Thermal Energies, Inc., sold its 52% partnership interest in Government Center Thermal Energy Partnership for $0.7 million to an entity with an indirect affiliation to Arnold L. Chase, a Director of UIL Holdings, resulting in an after-tax gain on sale of $0.7 million.

On June 30, 2006, Xcelecom entered into an agreement to sell a substantial portion of the assets, including all of the operating assets, of its wholly owned subsidiary, M.J. Daly & Sons, Incorporated. Upon closing, Xcelecom sold assets with a book value of $3.8 million for $1.8 million, resulting in an after-tax loss on sale of $1.4 million.

On August 29, 2006, Xcelecom sold all of the capital stock of three companies comprising Xcelecom’s Systems Integration business for $16.5 million, which included $2.6 million in net cash distributed to UIL by the companies prior to closing, mainly attributed to changes in cash levels prior to closing. The remaining purchase price consisted of $7.4 million in cash, $4.2 million in notes receivable and $2.3 million due upon the collection by the buyer of certain accounts receivable existing as of the closing date. As of December 31, 2006, there were $4.0 million and approximately $0.3 million due to UIL under the notes receivable and collection by the buyer of certain accounts

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

receivable, respectively. This resulted in an after-tax gain of $1.1 million. For state income tax purposes, UIL Holdings is not able to recognize any state income tax benefits for capital losses associated with this sale. As a result, a $1.4 million valuation allowance was recorded as this sale resulted in a loss for tax purposes. The Systems Integration companies are The Datastore, Inc., 4-Front Systems, Inc, and Datanet Services, Inc. In connection with this agreement, UIL Holdings agreed to indemnify the buyer for certain losses arising out of the breach of representations and warranties and certain pre-closing liabilities of the companies.

On October 30, 2006, Xcelecom sold all of the capital stock of Orlando Diefenderfer Electrical Contractors, Inc. for $3.3 million, which consisted of $1.0 million in cash and a right to receive $2.3 million of net outstanding receivables. This resulted in an after-tax loss of $8.1 million. UIL Holdings remains financially responsible for the completion of certain outstanding projects.  For state income tax purposes, UIL Holdings is not able to recognize any state income tax benefits for capital losses associated with this sale. As a result, a $1.7 million valuation allowance was recorded.

On November 30, 2006, Xcelecom sold all of the capital stock of Terry’s Electric, Inc. (Terry’s) for $3.8 million, which consisted of $1.0 million in cash and $2.8 million in the form of a note receivable. This resulted in an after-tax loss of $5.4 million. For state income tax purposes, UIL Holdings is not able to recognize any state income tax benefits for capital losses associated with this sale. As a result, a $0.8 million valuation allowance was recorded. Beginning in 2008 and continuing through 2012, UIL may earn up to $0.4 million annually or an aggregate of $1.5 million in contingent earn-out payments based on the results of Terry’s.

On December 29, 2006, Xcelecom sold all of the capital stock of JBL Electric, Inc. and JE Richards, Inc. and all of the membership units of McPhee Electric Ltd., LLC, for $15.0 million, which consisted of $1.9 million in cash, promissory notes of $7.0 million, and a right to receive outstanding receivables with a face amount of $6.1 million. This resulted in an after-tax loss of $28.6 million. UIL Holdings is not able to recognize any state income tax benefits and a portion of the federal tax benefits for capital losses associated with this sale. As a result, $5.1 million and $5.4 million of federal and state valuation allowances, respectively, were recorded.

On December 29, 2006, Xcelecom sold all of the capital stock of Allan/Brite-Way Electrical Contractors, Inc. for $0.3 million, which consisted of $0.3 million in cash. This resulted in an after-tax loss of $7.4 million. The agreement requires the buyer to perform all obligations associated with certain outstanding projects for consideration payable to the buyer in an amount equal to $3.3 million, scheduled to be paid in full by October 2007. Xcelecom also paid the buyer $4.8 million to fund accounts payable and other liabilities existing on the effective date of the closing (December 31, 2006). In addition, UIL Holdings established a $11.0 million imprest account for which amounts will be available to complete certain outstanding projects as well as for the collection of receipts on certain outstanding projects. UIL Holdings remains financially responsible for the completion of such projects. UIL Holdings is not able to recognize any federal or state income tax benefits for capital losses associated with this sale. As a result, $2.0 million and $0.4 million of federal and state valuation allowances, respectively, were recorded.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
(PRICEWATERHOUSECOOPERS FOR 2006 AND 2005)

To the Board of Directors and Shareholders of UIL Holdings Corporation:

We have completed integrated audits of UIL Holdings Corporation's consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of UIL Holdings Corporation at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note G to the accompanying consolidated financial statements, effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
(PRICEWATERHOUSECOOPERS FOR 2006 AND 2005)
(CONTINUED)

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

February 20, 2007
PricewaterhouseCoopers LLP
Boston, Massachusetts

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

UIL Holdings carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of UIL Holdings’ disclosure controls and procedures as of December 31, 2006. Based on the foregoing, UIL Holdings’ Chief Executive Officer and its Chief Financial Officer concluded that its disclosure controls and procedures were effective as of December 31, 2006. In connection with this evaluation, and in preparation for filing this Annual Report on Form 10-K for the fiscal year ended December 31, 2006, UIL Holdings further enhanced its disclosure controls and procedures through the implementation of a more rigorous review process of mergers and acquisitions (M&A) and divestitures and their financial impacts. All M&A and divestiture contracts are now subject to at least two independent internal reviews in order to ensure that the terms and conditions are fully understood and accounted for properly.  In addition, for complex deals, UIL Holdings will consult with external specialists to validate the proper accounting of the transactions.

Changes in Internal Control Over Financial Reporting

There have been no changes in UIL Holdings’ internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, UIL Holdings’ internal control over financial reporting.

As noted above in this Item 9A, in preparation for filing this Annual Report on Form 10-K for the fiscal year ended December 31, 2006, UIL Holdings further enhanced its internal controls and procedures through the implementation of a more rigorous review process of M&A and divestitures and their financial impacts. All M&A and divestiture contracts are now subject to at least two independent internal reviews in order to ensure that the terms and conditions are fully understood and accounted for properly. UIL Holdings management has created a control list for use in such reviews, which includes applicable accounting pronouncements, investment validations and tax treatments.  In addition, for complex deals, UIL Holdings will consult with external M&A and divestiture transaction experts to validate the proper accounting treatment of the transactions.

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

Management assessed the effectiveness of UIL Holdings’ internal control over financial reporting as of December 31, 2006. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2006, UIL Holdings maintained effective internal control over financial reporting.

PricewaterhouseCoopers LLP, the independent registered public accounting firm which audited the consolidated financial statements of UIL Holdings included in this report, has audited management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 as stated in their report which appears herein.

Item 9B. Other Information.

None

Part III

Item 10. Directors and Executive Officers.

The information appearing under the captions “ELECTION OF DIRECTORS” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in UIL Holdings Corporation’s (UIL Holdings’) definitive Proxy Statement for the Annual Meeting of the Shareowners to be held on May 9, 2007, which Proxy Statement will be filed with the Securities and Exchange Commission on or about April 5, 2007, is incorporated by reference in partial answer to this item. See also “EXECUTIVE OFFICERS,” following Part I, Item 4 herein. The UIL Holdings Code of Ethics for the Chief Executive Officer, Presidents, and Senior Financial Officers is available on UIL Holdings’ website (www.uil.com), and is included as Exhibit 14 to this filing on Form 10-K.

Item 11. Executive Compensation.

The information appearing under the captions “COMPENSATION DISCUSSION AND ANALYSIS,” “SUMMARY COMPENSATION TABLE,” “GRANTS OF PLAN-BASED AWARDS,” “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END,” “OPTIONS EXERCISES AND STOCK VESTED,” “QUALIFIED AND SUPPLEMENTAL EXECUTIVE DEFINED BENEFIT RETIREMENT PLANS,” “NONQUALIFIED DEFERRED COMPENSATION,” “POST-RETIREMENT PAYMENTS AND BENEFITS UPON TERMINATION OR CHANGE IN CONTROLS,” “DIRECTORS' COMPENSATION,” “COMPENSATION AND EXECUTIVE DEVELOPMENT COMMITTEE REPORT ON EXECUTIVE COMPENSATION,” “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION,” and “SHAREHOLDERS RETURN PRESENTATION,” in UIL Holdings’

definitive Proxy Statement for the Annual Meeting of the Shareowners to be held on May 9, 2007, which Proxy Statement will be filed with the Securities and Exchange Commission on or about April 5, 2007, is incorporated by reference in answer to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information appearing under the captions “PRINCIPAL SHAREOWNERS” and “STOCK OWNERSHIP OF DIRECTORS AND OFFICERS” in UIL Holdings’ definitive Proxy Statement for the Annual Meeting of the Shareowners to be held on May 9, 2007, which Proxy Statement will be filed with the Securities and Exchange Commission on or about April 5, 2007, is incorporated by reference in partial answer to this item. The information appearing in Item 5, “Market for UIL Holdings’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Equity Compensation Plan Information,” is incorporated by reference in partial answer to this item.

Item 13. Certain Relationships and Related Transactions and Directors' Independence.

The information appearing under the captions “TRANSACTIONS WITH RELATED PERSONS' ELECTION OF DIRECTORS - DIRECTORS' INDEPENDENCE” in UIL Holdings’ definitive Proxy Statement for the Annual Meeting of the Shareowners to be held on May 9, 2007, which Proxy Statement will be filed with the Securities and Exchange Commission on or about April 5, 2007, is incorporated by reference in answer to this item.

Item 14. Principal Accounting Fees and Services.

The information appearing under the caption “BOARD OF DIRECTORS REPORT OF THE AUDIT COMMITTEE” in UIL Holdings’ definitive Proxy Statement for the Annual Meeting of the Shareowners to be held on May 9, 2007, which Proxy Statement will be filed with the Securities and Exchange Commission on or about April 5, 2007, is incorporated by reference in answer to this item.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as a part of this report:

Financial Statements (see Item 8):

Consolidated statement of income for the years ended December 31, 2006, 2005 and 2004

Consolidated statement of comprehensive income for the years ended December 31, 2006, 2005 and 2004

Consolidated statement of cash flows for the years ended December 31, 2006, 2005 and 2004

Consolidated Balance Sheet, December 31, 2006 and 2005

Consolidated statement of changes in shareholders’ equity for the years ended December 31, 2006, 2005 and 2004

Notes to consolidated financial statements

Report of independent registered public accounting firm

Financial Statement Schedule (see S-1)

Schedule II - Valuation and qualifying accounts for the years ended December 31, 2006, 2005 and 2004

Exhibits:

Pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, certain of the following listed exhibits, which are annexed as exhibits to previous statements and reports filed by UIL Holdings Corporation (Commission File Number 1-15052) (UIL) and/or The United Illuminating Company (Commission File Number 1-6788) (UI), are hereby incorporated by reference as exhibits to this report. Such statements and reports are identified by reference numbers as follows:

(1)	Filed with UI and UIL Quarterly Report (Form 10-Q) for fiscal quarter ended September 30, 2000.
(2)	Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended June 30, 2002.
(3)	Filed with UI Registration Statement No. 33-40169, effective August 12, 1991.
(4)	Filed with UI Registration Statement No. 2-57275, effective October 19, 1976.
(5)	Filed with UI Annual Report (Form 10-K) for fiscal year ended December 31, 1995.
(6)	Filed with UI Annual Report (Form 10-K) for fiscal year ended December 31, 1996.
(7)	Filed with UI Registration Statement No. 2-60849, effective July 24, 1978.
(8)	Filed with UI Annual Report (Form 10-K) for fiscal year ended December 31, 1991.
(9)	Filed with UI Quarterly Report (Form 10-Q) for fiscal quarter ended June 30, 1997.
(10)	Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended September 30, 2002.
(11)	Filed with UI Quarterly Report (Form 10-Q) for fiscal quarter ended September 30, 1997.
(12)	Filed with UI Annual Report (Form 10-K) for fiscal year ended December 31, 1999.
(13)	Filed with UI Quarterly Report (Form 10-Q) for fiscal quarter ended June 30, 2001.
(14)	Filed with UI Quarterly Report (Form 10-Q) for fiscal quarter ended March 31, 1998.
(15)	Filed with UI Quarterly Report (Form 10-Q) for fiscal quarter ended June 30, 1999.
(16)	Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended September 30, 2001.
(17)	Filed with UI Annual Report (Form 10-K) for fiscal year ended December 31, 2000.
(18)	Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended March 31, 2003.
(19)	Filed with UI Annual Report (Form 10-K) for fiscal year ended December 31, 2003.
(20)	Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended March 31, 2004.
(21)	Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended June 30, 2004.
(22)	Filed with UIL Current Report (Form 8-K) dated November 8, 2004.
(23)	Filed with UIL Current Report (Form 8-K) dated June 30, 2005.
(24)	Filed with UIL Current Report (Form 8-K) dated July 8, 2005.
(25)	Filed with UIL Current Report (Form 8-K) dated January 10, 2006.
(26)	Filed with UIL Current Report (Form 8-K) dated July 25, 2005.
(27)	Filed with UIL Annual Report (Form 10-K) for fiscal year ended December 31, 2004.
(28)	Filed with UIL Current Report (Form 8-K) dated September 26, 2005.
(29)	Filed with UIL Current Report (Form 8-K) dated November 28, 2005.
(30)	Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended March 31, 2006.
(31)	Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended June 30, 2006.
(32)	Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended September 30, 2006.
(33)	Filed with UIL Annual Report (Form 10-K) for fiscal year ended December 31, 2006.

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

(2)	2.2(b)	(30)
Copy of Restated Purchase Agreement by and among TransEnergie HQ, Inc., TransEnergie U.S. Ltd., United Capital Investments, Inc., Cross-Sound Cable Company, LLC, BBI CSC LLC, Babcock & Brown Infrastructure Limited, Babcock & Brown Investor Services Ltd., Hydro-Quebec, and United Resources, Inc., dated February 14, 2006

(2)	2.2(c)	(30)
Copy of Amendment No. 1 to Restated Purchase Agreement by and among TransEnergie HQ, Inc., TransEnergie U.S. Ltd., United Capital Investments, Inc., Cross-Sound Cable Company, LLC, BBI CSC LLC, Babcock & Brown Infrastructure Limited, Babcock & Brown Investor Services Ltd., Hydro-Quebec, and United Resources, Inc., dated February 22, 2006

(2)	2.2(d)	(30)
Copy of Amendment No. 2 to Restated Purchase Agreement by and among TransEnergie HQ, Inc., TransEnergie U.S. Ltd., United Capital Investments, Inc., Cross-Sound Cable Company, LLC, BBI CSC LLC, Babcock & Brown Infrastructure Limited, Babcock & Brown Investor Services Ltd., Hydro-Quebec, and United Resources, Inc., dated February 24, 2006

(2)	2.3	(30)
Copy of Settlement Agreement and Release by and among United Bridgeport Energy, Inc., Duke Bridgeport Energy, LLC, UIL Holdings Corporation, Duke Capital, LLC, Bridgeport Energy LLC, and NC Development and Design Company, LLC, dated January 31, 2006

(2)	2.4	(32)
Copy of Stock Purchase Agreement by and among UIL Holdings Corporation, Xcelecom, Inc. and NWN Corporation for all of the outstanding stock of 4Front Systems, Inc., The Datastore, Incorporated, and Datanet Services, Inc., dated August 29, 2006

(2)	2.5	(33)
Copy of Securities Purchase Agreement by and among UIL Holdings Corporation, Xcelecom, Inc. and ODEC Holding Corporation for all of the outstanding stock of Orlando Diefenderfer Electrical Contractors, Inc., dated October 30, 2006

(2)	2.6	(33)
Copy of Securities Purchase Agreement by and among UIL Holdings Corporation, Xcelecom, Inc. and TEI Acquisition Corporation for all of the outstanding stock of Terry’s Electric, Inc., dated November 30, 2006

(2)	2.7	(33)
Copy of Securities Purchase Agreement by and among UIL Holdings Corporation, Xcelecom, Inc. and Allan Brite-Way Electrical Contractors, Inc., as a wholly owned subsidiary of SAIDS LLC, and SAIDS LLC for all of the outstanding stock of Allan Brite-Way Electrical Contractors, Inc., dated December 29, 2006

Exhibit Table Item No.	Exhibit No.	Reference No.	Description
(2)	2.8	(33)
Copy of Securities Purchase Agreement by and among UIL Holdings Corporation, Xcelecom, Inc. and Phalcon LTD. for all of the outstanding stock and membership units of McPhee Electric LTD, LLC, JBL Electric, Inc. and JE Richards, Inc., dated December 29, 2006

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

Exhibit Table Item No.	Exhibit No.	Reference No.	Description
(10)	10.6a	(10)	Copy of Agreement and Supplemental Agreement, effective June 9, 2002, between The United Illuminating Company and Local 470-1, Utility Workers Union of America, AFL-CIO. (Exhibit 10.7d)
(10)	10.7a*	(22)	Copy of Employment Agreement, dated as of November 8, 2004, between UIL Holdings Corporation and Charles J. Pepe. (Exhibit 10.11)
(10)	10.7b*	(23)	Copy of First Amendment, made as of June 30, 2005, to Employment Agreement, dated as of November 8, 2004, between UIL Holdings Corporation and Charles J. Pepe. (Exhibit 10.1)
(10)	10.8*	(23)	Copy of Separation and Release Agreement, dated June 30, 2005, among UIL Holdings Corporation, The United Illuminating Company and Charles J. Pepe. (Exhibit 10.2)
(10)	10.9*	(22)	Copy of Performance Share Agreement for Annual Performance Shares, dated as of November 8, 2004, between UIL Holdings Corporation and Charles J. Pepe. (Exhibit 10.12)
(10)	10.10a*	(22)	Copy of Employment Agreement, dated as of November 8, 2004, between UIL Holdings Corporation and Nathaniel D. Woodson. (Exhibit 10.1)
(10)	10.10b*	(24)	Copy of First Amendment, made July 8, 2005, to Employment Agreement, dated as of November 8, 2004, between UIL Holdings Corporation and Nathaniel D. Woodson. (Exhibit 10.1)
(10)	10.10c*	(24)	Copy of Second Amendment, made July 8, 2005, to Employment Agreement, dated as of November 8, 2004, between UIL Holdings Corporation and Nathaniel D. Woodson. (Exhibit 10.2)
(10)	10.10d*		Copy of Amendment, made November 28, 2005, to Employment Agreement, dated as of November 8, 2004, between UIL Holdings Corporation and Nathaniel D. Woodson.
(10)	10.11*	(22)	Copy of Performance Share Agreement for Annual Performance Shares, dated as of November 8, 2004, between UIL Holdings Corporation and Nathaniel D. Woodson. (Exhibit 10.2)
(10)	10.12*	(22)	Copy of Performance Share Agreement for TSR Performance Shares, dated as of November 8, 2004, between UIL Holdings Corporation and Nathaniel D. Woodson. (Exhibit 10.3)
(10)	10.13a*	(14)	Copy of The United Illuminating Company Phantom Stock Option Agreement, dated as of February 23, 1998, between The United Illuminating Company and Nathaniel D. Woodson. (Exhibit 10.29)
(10)	10.13b*	(1)
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

(10)	10.14*	(24)	Copy of Employment Agreement, dated as of July 8, 2005, between The United Illuminating Company and Richard J. Nicholas. (Exhibit 10.4)
(10)	10.15*	(24)	Copy of Performance Share Agreement for TSR Performance Shares, dated July 8, 2005, between UIL Holdings Corporation and Richard J. Nicholas. (Exhibit 10.5)
(10)	10.16*	(28)	Copy of Stock Option Agreement, dated September 26, 2005, between UIL Holdings Corporation and Richard J. Nicholas. (Exhibit 10.1)
(10)	10.17*	(24)	Copy of Employment Agreement, dated as of July 8, 2005, between The United Illuminating Company and Susan E. Allen. (Exhibit 10.6)

Exhibit Table Item No.	Exhibit No.	Reference No.	Description
(10)	10.18*	(22)	Copy of Performance Share Agreement for Annual Performance Shares, dated as of November 8, 2004, between UIL Holdings Corporation and Susan E. Allen. (Exhibit 10.10)
(10)	10.19a*	(22)	Copy of Employment Agreement, dated as of November 8, 2004, between UIL Holdings Corporation and Louis J. Paglia. (Exhibit 10.4)
(10)	10.19b*		Copy of Amendment, made November 28, 2005, to Employment Agreement, dated as of November 8, 2004, between UIL Holdings Corporation and Louis J. Paglia.
(10)	10.20*	(22)	Copy of Performance Share Agreement for Annual Performance Shares, dated as of November 8, 2004, between UIL Holdings Corporation and Louis J. Paglia. (Exhibit 10.5)
(10)	10.21*	(22)	Copy of Performance Share Agreement for TSR Performance Shares, dated as of November 8, 2004, between UIL Holdings Corporation and Louis J. Paglia. (Exhibit 10.6)
(10)	10.22*	(24)	Copy of Employment Agreement, dated as of July 8, 2005, between The United Illuminating Company and Gregory W. Buckis. (Exhibit 10.7)
(10)	10.23*	(22)	Copy of Performance Share Agreement for Annual Performance Shares, dated as of November 8, 2004, between UIL Holdings Corporation and Gregory W. Buckis. (Exhibit 10.8)
(10)	10.24*	(24)	Copy of Employment Agreement, dated as of November 8, 2004, between UIL Holdings Corporation and Deborah C. Hoffman. (Exhibit 10.8)
(10)	10.25*	(24)	Copy of First Amendment, dated July 8, 2005, to Employment Agreement, dated as of November 8, 2004, between UIL Holdings Corporation and Deborah C. Hoffman. (Exhibit 10.9)
(10)	10.26*	(25)	Copy of Employment Agreement, dated as of January 10, 2006, between UIL Holdings Corporation and James P. Torgerson. (Exhibit 10.1)
(10)	10.27a*	(18)	Copy of UIL Holdings Corporation 1999 Amended and Restated Stock Plan, as Amended and Restated effective March 24, 2003. (Exhibit 10.16c)
(10)	10.27b*	(26)	Copy of First Amendment to the UIL Holdings Corporation 1999 Amended and Restated Stock Plan, dated July 26, 2005. (Exhibit 10)
(10)	10.28*	(16)	Copy of UIL Holdings Corporation Change In Control Severance Plan (As Amended and Restated Effective September 24, 2001). (Exhibit 10.21+)
(10)	10.29*	(17)	Copy of Non-Employee Directors’ Common Stock and Deferred Compensation Plan of UIL Holdings Corporation, as amended through December 31, 2000. (Exhibit 10.19*)
(10)	10.30*	(1)	Copy of UIL Holdings Corporation Non-Employee Directors Change in Control Severance Plan. (Exhibit 10.32+)
(10)	10.31a*	(18)	Copy of UIL Holdings Corporation Deferred Compensation Plan, as originally adopted effective January 27, 2003, reflecting amendments through March 24, 2003. (Exhibit 10.20)
(10)	10.31b*	(29)	Copy of Second Amendment to the UIL Holdings Corporation Deferred Compensation Plan. (Exhibit 10.1)
(10)	10.32*	(20)	Copy of UIL Holdings Corporation Senior Executive Incentive Compensation Program. (Exhibit 10.19)
(10)	10.33a*	(27)	Copy of UIL Holdings Corporation Executive Incentive Compensation Program (Exhibit 10.27a).
(10)	10.33b*	(27)	Copy of First Amendment to UIL Holdings Corporation Executive Incentive Compensation Program (Exhibit 10.27b).

Exhibit Table Item No.	Exhibit No.	Reference No.	Description
(10)	10.34*	(27)	Copy of Form of Annual Performance Share Agreement under the UIL Holdings Corporation 1999 Amended and Restated Stock Plan (Exhibit 10.28).
(10)	10.35	(31)	Copy of Severance and Release Agreement, dated April 10, 2006, among UIL Holdings Corporation and Louis J. Paglia.
(14)	14	(19)	Copy of UIL Holdings Corporation Code of Ethics for the Chief Executive Officer, Presidents, and Senior Financial Officers. (Exhibit 14)
(21)	21	(2)	List of subsidiaries of UIL Holdings Corporation. (Exhibit 21a)
(23)	23		Consent of Independent Registered Public Accounting Firm.
(31)	31.1		Certification of Periodic Financial Report.
(31)	31.2		Certification of Periodic Financial Report.
(32)	32		Certification of Periodic Financial Report.
______________________
*  Management contract or compensatory plan or arrangement.
**	UIL Holdings agrees to furnish a supplementary a copy of any omitted schedules to this Agreement to the Securities and Exchange Commission upon request.
#  Redacted version of agreement attached.

The foregoing list of exhibits does not include instruments defining the rights of the holders of certain long-term debt of UIL Holdings Corporation and its subsidiaries where the total amount of securities authorized to be issued under the instrument does not exceed ten percent (10%) of the total assets of UIL Holdings Corporation and its subsidiaries on a consolidated basis; and UIL Holdings Corporation hereby agrees to furnish a copy of each such instrument to the Securities and Exchange Commission on request.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, UIL Holdings has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UIL HOLDINGS CORPORATION

Date: February 20, 2007	By /s/ James P. Torgerson
James P. Torgerson
President and Chief Executive Officer

Date: February 20, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James P. Torgerson	Director, President	February 20, 2007
(James P. Torgerson) (Principal Executive Officer)	and Chief Executive Officer

/s/ Richard J. Nicholas	Executive Vice President and	February 20, 2007
(Richard J. Nicholas)	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ F. Patrick McFadden, Jr.	Director and Chairman	February 20, 2007
(F. Patrick McFadden, Jr.)

/s/ John F. Croweak	Director	February 20, 2007
(John F. Croweak)

/s/ Betsy Henley-Cohn	Director	February 20, 2007
(Betsy Henley-Cohn)

/s/ James A. Thomas	Director	February 20, 2007
(James A. Thomas)

/s/ John L. Lahey	Director	February 20, 2007
(John L. Lahey)

/s/ Marc C. Breslawsky	Director	February 20, 2007
(Marc C. Breslawsky)

Signature	Title	Date

/s/ Thelma R. Albright	Director	February 20, 2007
(Thelma R. Albright)

/s/ Arnold L. Chase	Director	February 20, 2007
(Arnold L. Chase)

/s/ Daniel J. Miglio	Director	February 20, 2007
(Daniel J. Miglio)

/s/ William F. Murdy	Director	February 20, 2007
(William F. Murdy)

UIL Holdings Corporation
Schedule II - Valuation and Qualifying Accounts
For the Year Ended December 31, 2006, 2005 and 2004
(Thousands of Dollars)

Col. A.		Col. B.	Col. C			Col. D.			Col. E.
				Additions
		Balance at	Charged to		Charged to				Balance at
		Beginning	Costs and		Other				End
Classification		of Period	Expenses		Accounts	Deductions			of Period

RESERVE DEDUCTION FROM
ASSETS TO WHICH IT APPLIES:

Reserve for uncollectible
accounts (consolidated):
	2006	$2,600	$10,687		$-	$10,687	(A	)	$2,600
	2005	$2,600	$10,324		$-	$10,324	(A	)	$2,600
	2004	$1,669	$8,933		$-	$8,002	(A	)	$2,600

(A) Accounts written off, net of recoveries
S-1