Form 10-Q
period 2007-05-03
UIL HOLDINGS CORP
filed 2007-05-03
CIK 1082510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

The number of shares outstanding of the issuer’s only class of common stock, as of May 1, 2007 was 25,154,691.

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	39
Item 6.	Exhibits	39
	SIGNATURES	40

Index
PART I. FINANCIAL INFORMATION

Item 1. Financial Statement

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF INCOME (LOSS)
(In Thousands except per share amounts)
(Unaudited)
	Three Months Ended
	March 31,
	2007	2006
Operating Revenues (Note F)
Utility	$274,563	$200,285
Non-utility businesses	4	4
Total Operating Revenues	274,567	200,289
Operating Expenses
Operation
Fuel and energy (Note F)	176,117	103,146
Operation and maintenance	54,925	56,505
Depreciation and amortization (Note F)	19,590	16,474
Taxes - other than income taxes (Note F)	11,265	10,839
Total Operating Expenses	261,897	186,964
Operating Income	12,670	13,325

Other Income and (Deductions), net (Note F)	2,962	2,818

Interest Charges, net
Interest on long-term debt	5,278	5,413
Other interest, net (Note F)	192	642
	5,470	6,055
Amortization of debt expense and redemption premiums	404	386
Total Interest Charges, net	5,874	6,441

Income Before Gain on Sale of Equity Investments, Income
Taxes, Equity Earnings and Discontinued Operations	9,758	9,702

Gain on Sale of Equity Investments (Note A)	-	18,908

Income Before Income Taxes, Equity Earnings and
Discontinued Operations	9,758	28,610

Income Taxes (Note E)	4,422	12,331

Income Before Equity Earnings and Discontinued Operations	5,336	16,279
Income (Loss) from Equity Investments	87	541
Income from Continuing Operations	5,423	16,820
Discontinued Operations, Net of Tax (Note N)	(67)	(54,608)

Net Income (Loss)	$5,356	$(37,788)

Average Number of Common Shares Outstanding - Basic	24,910	24,325
Average Number of Common Shares Outstanding - Diluted	25,230	24,530

Earnings Per Share of Common Stock - Basic:
Continuing Operations	$0.22	$0.69
Discontinued Operations	$-	(2.24)
Net Earnings (Loss)	$0.22	$(1.55)

Earnings Per Share of Common Stock - Diluted:
Continuing Operations	$0.21	$0.69
Discontinued Operations	$-	(2.23)
Net Earnings (Loss)	$0.21	$(1.54)

Cash Dividends Declared per share of Common Stock	$0.432	$0.432

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2007 and 2006
(In Thousands)

	Three Months Ended
	March 31,
	2007	2006

Net Income (Loss)	$5,356	$(37,788)
Other comprehensive income, net of tax:
Interest rate cap mark-to-market	18	-
Other Comprehensive Income	18	-
Comprehensive Income (Loss) (Note A)	$5,374	$(37,788)

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

Index

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET

ASSETS
(Thousands of Dollars)
(Unaudited)
	March 31,	December 31,
	2007	2006
Current Assets
Unrestricted cash and temporary cash investments	$40,684	$63,364
Restricted cash	575	366
Utility accounts receivable less allowance of $2,600 and $2,600	85,402	66,511
Other accounts receivable	28,503	33,741
Unbilled revenues	38,856	33,729
Current regulatory assets	52,648	43,755
Materials and supplies, at average cost	2,477	2,204
Deferred income taxes	8,024	9,303
Refundable taxes, net	21,598	29,609
Prepayments	4,908	2,942
Other current assets	2,708	2,655
Current assets of discontinued operations held for sale	11,559	10,406
Total Current Assets	297,942	298,585

Other investments	10,166	9,985

Property, Plant and Equipment at original cost
In service	854,814	838,072
Less, accumulated depreciation	297,158	290,742
	557,656	547,330
Construction work in progress	118,860	99,684
Net Property, Plant and Equipment	676,516	647,014

Regulatory Assets (future amounts due from customers
through the ratemaking process)	648,298	660,174

Deferred Charges and Other Assets
Unamortized debt issuance expenses	6,932	7,105
Other long-term receivable	8,329	7,313
Other	934	1,142
Total Deferred Charges and Other Assets	16,195	15,560

Long-term assets of discontinued operations held for sale	411	175

Total Assets	$1,649,528	$1,631,493

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

Index

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET

CAPITALIZATION AND LIABILITIES
(Thousands of Dollars)
(Unaudited)
	March 31,	December 31,
	2007	2006
Current Liabilities
Notes payable	$38,000	$-
Current portion of long-term debt	78,286	78,286
Accounts payable	84,567	78,192
Dividends payable	10,806	-
Accrued liabilities	20,681	28,165
Current regulatory liabilities	12,842	21,877
Interest accrued	4,548	4,047
Current liabilities of discontinued operations held for sale	14,342	19,284
Total Current Liabilities	264,072	229,851

Noncurrent Liabilities
Purchase power contract obligation	34,297	38,836
Pension accrued	44,362	45,961
Connecticut Yankee contract obligation	28,126	28,923
Other post-retirement benefits accrued	35,442	35,002
Other	3,299	3,258
Total Noncurrent Liabilities	145,526	151,980

Deferred Income Taxes (future tax liabilities owed
to taxing authorities)	327,659	326,247

Regulatory Liabilities (future amounts owed to customers
through the ratemaking process)	54,179	54,125

Long-term liabilities of discontinued operations held for sale	237	106

Commitments and Contingencies (Note J)

Capitalization (Note B)
Long-term debt	404,317	408,603

Common Stock Equity
Common stock	326,846	323,383
Paid-in capital	10,051	15,363
Capital stock expense	(2,170)	(2,170)
Unearned employee stock ownership plan equity	(2,374)	(2,612)
Accumulated other comprehensive loss	(39)	(57)
Retained earnings	121,224	126,674
Net Common Stock Equity	453,538	460,581

Total Capitalization	857,855	869,184

Total Liabilities and Capitalization	$1,649,528	$1,631,493

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

Index
UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash Flows From Operating Activities
Net income (loss)	$5,356	$(37,788)
Adjustments to reconcile net income
to net cash provided by operating activities:
(Gain) on sale of equity investments	-	(18,908)
(Gain) on settlement of note receivable	(577)	-
Goodwill impairment	-	85,004
Depreciation and amortization	14,841	12,476
Purchase power contract amortization (Note F)	5,178	5,272
Purchase power above market fuel expense credit (Note F)	(5,178)	(5,272)
Deferred income taxes	2,280	(38,895)
Stock-based compensation expense (Note A)	1,170	1,375
Excess tax benefits from share-based compensation	(35)	-
Pension expense	4,171	4,152
Supplemental executive retirement plan expense	(103)	(124)
Deferred investment tax credits - net	(37)	(37)
Allowance for funds used during construction - equity	(527)	(604)
Undistributed (earnings) of minority interest investments	(87)	(541)
Interest rate cap	154	-
Changes in:
Accounts receivable - net	(19,466)	12,372
Materials and supplies	(273)	(446)
Prepayments	(1,988)	(1,768)
Accounts payable	3,976	1,805
Interest accrued	599	326
Taxes accrued and refundable	8,019	13,853
Excess generation service charge	(19,932)	(2,806)
Other assets	(5,222)	2,096
Other liabilities	(9,163)	(9,298)
Total Adjustments	(22,200)	60,032
Net Cash provided by (used in) Operating Activities	(16,844)	22,244

Cash Flows from Investing Activities
Non-utility minority interest investments, net	-	(108)
Proceeds from Cross-Sound Cable Project	-	23,787
Proceeds from sale of equity investments	-	100,949
Proceeds from settlement of note receivable	2,500	-
Deferred payments in prior acquisitions	-	(5,277)
Plant expenditures, net of AFUDC debt	(41,236)	(10,114)
Changes in restricted cash	(209)	(207)
Net Cash provided by (used in) Investing Activities	(38,945)	109,030

Cash Flows from Financing Activities
Issuances of common stock	392	293
Excess tax benefits from share-based compensation	35	-
Payments on long-term debt	(4,286)	(4,286)
Notes payable - short-term, net	38,000	(25,189)
Expenses of issuances	(35)	-
Payment of common stock dividend	-	(10,517)
Other	-	584
Net Cash provided by (used in) Financing Activities	34,106	(39,115)

Cash and Temporary Cash Investments:
Net change for the period	(21,683)	92,159
Balance at beginning of period	63,364	28,860
Balance at end of period	41,681	121,019
Less cash and temporary cash investments of
discontinued operations at end of period	997	-
Continuing operations balance at end of period	$40,684	$121,019

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

(A)  STATEMENT OF ACCOUNTING POLICIES

Basis of Presentation

UIL Holdings Corporation (UIL Holdings) primarily operates its regulated utility business. The utility business consists of the electric transmission and distribution operations of The United Illuminating Company (UI). UIL Holdings also has a non-utility business, United Capital Investments, Inc. (UCI), which primarily holds passive minority ownership interests in two investment funds. The non-utility businesses also recently included (1) a minority ownership interest in Bridgeport Energy, LLC (BE) held by United Bridgeport Energy, Inc. (UBE) until the completion of the sale of that interest to an affiliate of Duke Energy on March 28, 2006, (2) UCI’s minority ownership interest in Cross-Sound Cable Company, LLC (Cross-Sound) until the completion of the sale of that interest to Babcock & Brown Infrastructure Ltd. on February 27, 2006, and (3) the operations of Xcelecom, Inc. (Xcelecom), until the substantial completion of the sale of that business effective December 31, 2006. The remaining Xcelecom businesses are further described in Note A, “Discontinued Operations / Assets Held for Sale.” UIL Holdings is headquartered in New Haven, Connecticut, where its senior management maintains offices and is responsible for overall planning, operating and financial functions. UIL Holdings’ Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements included in UIL Holdings’ Annual Report on Form 10-K for the year ended December 31, 2006. Such notes are supplemented below.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted in accordance with Securities and Exchange Commission rules and regulations. UIL Holdings believes that the disclosures made are adequate to make the information presented not misleading. The information presented in the consolidated financial statements reflects all adjustments which, in the opinion of UIL Holdings, are necessary for a fair statement of the financial position and results of operations for the interim periods described herein. All such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2007 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2007.

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

Property, Plant and Equipment

UI accrues for estimated costs of removal for certain of its plant-in-service. Such removal costs are included in the approved rates used to depreciate these assets. At the end of the service life of the applicable assets, the accumulated depreciation in excess of the historical cost of the asset provides for the estimated cost of removal. In accordance with Statement of Financial Accounting Standard (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” UI’s accrued costs of removal have been recorded as a regulatory liability. Accrued costs of removal as of March 31, 2007 and December 31, 2006 totaled $3.9 million and $4.4 million, respectively.

Restructuring Charges

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. In the fourth quarter of 2004, UIL Holdings recorded employee termination costs associated with the reorganization of its finance organization amounting to $2 million; the balance in the restructuring reserve as of March 31, 2007 is

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

$0.3 million. These accrued restructuring costs are to be settled throughout 2007 in accordance with the applicable employee’s severance agreement.

Goodwill and Other Intangible Assets

Effective January 1, 2002, UIL Holdings adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement modified the accounting and reporting of goodwill and intangible assets. On April 26, 2006, UIL Holdings announced its intention to divest its wholly-owned subsidiary, Xcelecom, completing its corporate strategic realignment to focus on its regulated electric utility, UI. This event required goodwill to be measured for impairment, and a pretax goodwill impairment charge of $85.0 million was recorded during the first quarter of 2006, based on UIL Holdings’ intent to divest, estimates of fair value as determined by an outside advisory firm and indicative third party bids. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS No. 144) the impairment is included in discontinued operations. See below, “Note (A) - Discontinued Operations / Assets Held For Sale.”

Impairment of Long-Lived Assets and Investments

SFAS No. 144 also requires that rate-regulated companies recognize an impairment loss when a regulator excludes all or part of a cost from rates, even if the regulator allows the company to earn a return on the remaining costs allowed. Under this standard, the probability of recovery and the recognition of regulatory assets under the criteria of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”, must be assessed on an ongoing basis. Determination that certain regulatory assets no longer qualify for accounting as such could have a material impact on the financial condition of both UI and UIL Holdings. At March 31, 2007 and December 31, 2006, UI, as a rate-regulated entity, did not have any assets that were impaired under this standard.

Discontinued Operations / Assets Held for Sale

SFAS No. 144 also addresses the accounting for, and disclosure of, long-lived assets to be disposed of by sale. Under SFAS No. 144, a long-lived asset or group of assets (disposal group) is classified as discontinued operations when (1) the company commits to a plan to sell the long-lived asset (disposal group) within a 12-month period, (2) there will be no significant continuing involvement following the sale, and (3) certain other criteria set forth in the statement are satisfied. In such a case:

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

UIL Holdings announced on April 26, 2006, its intention to divest its wholly-owned subsidiary, Xcelecom. With the announcement, Xcelecom met the criteria set forth in SFAS No. 144 to be classified as held for sale and is reported as such in UIL Holdings’ Form 10-Q for the quarters ended March 31, 2007 and 2006. UIL Holdings has substantially completed the sale of the Xcelecom subsidiaries, while one entity, Thermal Energies, Inc. with a current equity value of $2.1 million, continues to be held for sale and actively marketed. As such, the operating results and financial position have been included as discontinued operations held for sale in the accompanying consolidated statements of financial position and results of operations.

Major classes of assets and liabilities of Xcelecom consist of current assets of $11.6 million, property, plant and equipment of $0.4 million, current liabilities of $14.3 million and non current liabilities of $0.2 million.

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

Earnings per Share

The following table presents a reconciliation of the basic and diluted earnings per share calculations for the quarters ended March 31, 2007 and March 31, 2006:

	Income (Loss) Applicable to Common Stock	Average Number of Shares Outstanding	Earnings per Share
	(In Thousands, except per share amounts)
2007
Basic earnings from continuing operations	$5,423	24,910	$0.22
Basic earnings (loss) from discontinued operations	(67)	24,910	-
Basic earnings (loss)	5,356	24,910	0.22
Effect of dilutive stock options (1)	-	320	(0.01)
Diluted earnings (loss)	$5,356	25,230	$0.21
2006
Basic earnings from continuing operations	$16,820	24,325	$0.69
Basic earnings (loss) from discontinued operations	(54,608)	24,325	(2.24)
Basic earnings (loss)	(37,788)	24,325	(1.55)
Effect of dilutive stock options (1)	-	205	0.01
Diluted earnings	$(37,788)	24,530	$(1.54)
(1) Reflecting the effect of dilutive stock options, performance shares and restricted stock. Dilutive securities diluted the loss by $0.01 per share for the three months ended March 31, 2006 and diluted earnings by $0.01 per share for the three months ended March 31, 2007.

All stock options to purchase shares of common stock outstanding were included in the computation of diluted earnings per share for the period ended March 31, 2007. Stock options to purchase 542,398  shares of common stock were outstanding but not included in the computation of diluted earnings per share, for the period ended March 31, 2006, because the options’ exercise prices were greater than the average market price of the common shares during the first quarter of 2006.

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

In 2004, UIL Holdings implemented a performance-based long-term incentive arrangement under the UIL Holdings 1999 Amended and Restated Stock Plan (Plan) pursuant to which certain members of management have the opportunity to earn a pre-determined number of performance shares, the number of which is predicated upon the achievement of various pre-defined performance measures. These performance shares vest at the end of the three-year cycle with the actual issuance of UIL Holdings’ common stock in respect of such shares following the end of each three-year cycle. A new three-year cycle begins in January of each year. UIL Holdings records compensation expense for these performance shares ratably over the three-year period, except in the case of retirement-eligible employees, for whom compensation expense is immediately recognized in accordance with SFAS No. 123R, based on the value of the expected payout at the end of each year relative to the performance measures achieved. An additional $0.5 million of compensation expense was recorded in the first quarter of 2007 in regards to retirement-eligible employees based on the adoption of SFAS No. 123R retirement eligible provisions. A target amount of 81,750 performance shares were granted during the first quarter of 2007; the average of the high and low market price on the date of grant was $35.585 per share. In March 2007, 84,957 vested shares were issued to members of

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

management and 40,883 vested shares were deferred. The ultimate number of deferred shares that will be issued is subject to the employees’ personal income tax election.

In March 2007, UIL Holdings granted a total of 2,213 shares of restricted stock to its President and Chief Executive Officer, James P. Torgerson, and 4,215 shares of restricted stock to its new Senior Vice-President and General Counsel, Linda L. Randell, under the Plan and in accordance with their employment agreements; the average of the high and low market price on the date of grant was $35.585 per share. Compensation expense for this restricted stock is recorded ratably over the five-year vesting period for such restricted stock.

In March 2007, UIL Holdings granted a total of 22,512 shares of restricted stock to non-executive directors under the Plan; the average of the high and low market price on the date of grant was $35.585 per share. Compensation expense for this restricted stock is recorded ratably over the three-year vesting period for such restricted stock, except in the case of retirement - eligible directors, for whom compensation expense is accelerated in accordance with SFAS No. 123R. In March 2007, 33,333 shares of previously granted restricted stock grants to directors vested, of which 8,000 shares were issued to directors who did not elect to have their vested shares deferred.

Total stock-based compensation expenses for the quarters ended March 31, 2007 and 2006 were $1.2 million and $1.4 million, respectively.

Comprehensive Income

Comprehensive income for the three months ended March 31, 2007 was equal to net income plus an interest rate cap mark-to-market adjustment of an immaterial amount, after-tax, related to the $64.5 million principal amount of Pollution Control Refunding Revenue Bonds. For further information regarding this interest rate cap transaction, see “Note (B) - Capitalization - Long-Term Debt.” Comprehensive income for the three months ended March 31, 2006 was equal to net income as reported.

Equity Investment Sales

On February 27, 2006, UCI completed the sale of its ownership interest in Cross-Sound. UCI received proceeds of $29.9 million for its $11.4 million investment in Cross-Sound. Excluding transaction costs, UCI recognized a pretax gain on the sale of approximately $18.5 million.

On March 28, 2006, UBE completed the sale of its ownership interest in BE. UBE received proceeds of $71 million for its $70.6 million investment in BE. Excluding transaction costs, UBE recognized a pre-tax gain on the sale of approximately $0.4 million.

These gains on sale of ownership interests are included in gain on sale of equity investments on the UIL Holdings’ Consolidated Statement of Income (Loss) for the three months ended March 31, 2006.

Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), an interpretation of SFAS No. 109, “Accounting for Income Taxes.” The interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. The interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that has a level of uncertainty of being sustained on audit by the taxing authority. Under FIN 48, UIL Holdings may recognize the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authority based upon the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based upon the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

UIL Holdings adopted the provisions of FIN 48 on January 1, 2007 and did not recognize any additional liability for unrecognized tax benefits or accrue any interest or penalties associated with uncertain tax benefits as of January 1, 2007. Prior to the adoption of FIN 48, UIL Holdings recognized interest associated with uncertain tax positions as interest expense and penalties as a component of operation expense and will continue this treatment after the adoption of FIN 48.

UIL Holdings and its subsidiaries are subject to the United States federal income tax statutes administered by the Internal Revenue Service (IRS). UIL Holdings and its subsidiaries are also subject to the income tax statutes of the State of Connecticut and those of other states in which the UIL Holdings subsidiaries have operated and transacted business. As of January 1, 2007, the tax years of 2003, 2004, 2005 and 2006 remain open and subject to audit for both federal income tax and state income tax purposes. Currently, the IRS is conducting an examination of the tax years 2004 and 2005. The tax year 2003 has not been examined by the IRS and the statute of limitations for the 2003 tax year will lapse on September 15, 2007.

Regulatory Accounting

UIL Holdings’ regulatory assets and liabilities as of March 31, 2007 and December 31, 2006 were comprised of the following:

(In Thousands)	March 31, 2007	December 31, 2006
Regulatory Assets
Nuclear plant investments - above market	$370,058	$375,169
Income taxes due principally to book-tax differences	67,244	66,458
Long-term purchase power contracts-above market	34,297	38,837
Connecticut Yankee	28,126	28,923
Unamortized redemption costs	16,716	16,917
Stranded Cost Recovery	67,745	67,324
Pension and Other Post-Retirement Benefit Plans	105,796	108,248
Excess generation service charge	8,911	-
Other	2,053	2,053
Total Regulatory Assets	700,946	703,929
Less current portion of regulatory assets	52,648	43,755
Regulatory Assets, Net	$648,298	$660,174

Regulatory Liabilities
Accumulated deferred investment tax credits	$5,454	$5,490
Deferred gain on sale of property	34,858	34,761
Excess generation service charge	-	11,021
Asset removal costs	3,897	4,383
Other	22,812	20,347
Total Regulatory Liabilities	67,021	76,002
Less current portion of regulatory liabilities	12,842	21,877
Regulatory Liabilities, Net	$54,179	$54,125

New Accounting Standards

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. UIL Holdings has not completed its evaluation of the impact of the proposed statement at this time.

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

(B) CAPITALIZATION

Common Stock

UIL Holdings had 25,154,229 shares of its common stock, no par value, outstanding at March 31, 2007, of which (1) 116,418 shares were unallocated shares held by UI’s 401(k)/Employee Stock Ownership Plan (KSOP), and (2) 46,270 shares of which were shares of restricted stock. The unallocated shares held by the KSOP and shares of restricted stock are not recognized as outstanding for purposes of calculating basic earnings per share.

UI has an arrangement under which it loaned $11.5 million to the KSOP. Prior to the formation of UIL Holdings, the trustee for the KSOP used the funds to purchase 547,167 shares of UI common stock in open market transactions. On July 20, 2000, effective with the formation of a holding company structure, unallocated shares held by the KSOP were converted into shares of UIL Holdings’ common stock. The shares will be allocated to employees’ KSOP accounts, as the loan is repaid, to cover a portion of the required KSOP contributions. Compensation expense is recorded when shares are committed to be allocated based on the fair market value of the stock. The loan will be repaid by the KSOP over a 12-year period ending October 1, 2009, using employer contributions and UIL Holdings’ dividends paid on the unallocated shares of the stock held by the KSOP. Dividends on allocated shares are charged to retained earnings. As of March 31, 2007, 116,418 shares, with a fair market value of $4.1 million, had been purchased by the KSOP and had not been committed to be released or allocated to KSOP participants.

Long-Term Debt

On March 9, 2006, UI entered into an interest rate cap (rate cap) transaction to mitigate interest rate risk with respect to the $64.5 million principal amount of Pollution Control Refunding Revenue Bonds, 2003 Series, due October  1, 2033, issued by the Business Finance Authority of the State of New Hampshire (the Bonds). The Bonds are currently in an auction rate mode by which the interest rate is established at auction every 35 days. As of the last auction on April 23, 2007, the interest rate on the bonds was 3.75%. The rate cap was set at 3.68% and became effective March 30, 2006. The rate cap will terminate on August 5, 2009. The rate cap is tied to the U.S. Dollar - Bond Market Association (USD-BMA) Municipal Swap Index. If the average of the index for the calculation period exceeds the rate cap, UI will be paid an amount based on such difference. For this calculation period, the index did not exceed the cap. At the end of each quarter, the carrying value of interest rate caps on the balance sheet must be adjusted to reflect their current market values. A portion of these gains or losses from this adjustment are reported in current earnings, which resulted in a $0.2 million charge to expense for the period ended March 31, 2007 and the remainder is deferred through other comprehensive income. UI paid $0.6 million to enter into the rate cap transaction, which is being amortized over the life of the rate cap based upon quarterly fair market value analysis. As such, the above transaction constitutes hedge accounting and is marked-to-market in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133).

(C) REGULATORY PROCEEDINGS

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

2007 Rates

On December 19, 2006, the DPUC issued a decision implementing UI’s 2007 rate increase resulting from the 2005 Rate Case and established customers’ GSC charge for the first six months of 2007 to reflect the cost of wholesale power supply procured by UI to provide standard service and supplier of last resort service. The decision implements a settlement between UI and the Prosecutorial unit of the DPUC staff that, in addition to implementation of new distribution and GSC rates, provides short-term measures to mitigate the impact of these rate increases on

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

residential customers. These measures consist of the acceleration of certain revenue requirement reductions and a temporary reduction in the working capital balance used to manage the monthly dollar amount difference between the GSC retail price charged to customers and monthly prices that UI is required to pay to its wholesale power suppliers. Under the settlement and decision, UI will recover its power procurement costs and distribution rates in their entirety, along with the costs associated with these mitigation measures, including carrying charges calculated at UI’s pre-tax weighted cost of capital, and will restore the working capital balance to $9.1 million by the end of 2007. During the first quarter of 2007, UI has implemented the 2007 rate increase in accordance with the terms of the final decision. The incremental increases effective January 1, 2007 and April 1, 2007 have been implemented. On April 24, 2007, UI filed revised retail rates with the DPUC, including among other changes, proposed generation services charges (GSC) for standard service and supplier of last resort, to be effective July 1, 2007. The new GSC rate is the result of UI’s most recent power procurement, as described below.

Power Supply Arrangements

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

UI has now conducted three rounds of solicitation, the most recent in March-April 2007 for standard service and supplier of last resort service. For each round there was a joint recommendation provided to the DPUC by UI and the DPUC’s consultant, regarding recommended bids. In the latest round, the DPUC issued a decision approving the price and material terms of the contracts entered into by UI with the winning bidders, and finding that the auction process was conducted in accordance with the UI procurement plan and in a fair and impartial manner.

As a result of these procurements, UI has wholesale power supply agreements in place for the supply of all of UI’s standard service and supplier of last resort service to customers for all of 2007, and also has contracted for a portion of the standard service requirements 2008. These contracts are derivatives under SFAS No. 133 and they qualify for the “normal purchase, normal sale” exception under SFAS No. 133.

Application of The United Illuminating Company for the Approval of the Issuance of Debt

On April 3, 2007, UI filed an application with the DPUC regarding its financing plan for the period from 2007 through 2009. UI is seeking approval from the DPUC to issue not more than $375 million principal amount of debt securities (the Proposed Notes). The proceeds from the sales of the Proposed Notes may be used by UI for the following purposes: (1) to refinance $225 million principal amount of maturing existing debt; (2) to finance capital expenditures; (3) for general corporate purposes; (4) to repay short-term borrowings incurred to temporarily fund these requirements; and (5) to pay issuance costs related to the Proposed Notes. The DPUC has not yet issued a schedule for this docket.

Regional Transmission Organization for New England

UI’s overall transmission return on equity will be determined by the mix of UI’s transmission rate base between new and existing transmission assets, and whether such assets are PTF (Pool Transmission Facilities) or Non-PTF. UI’s transmission assets are primarily PTF assets. For 2007, UI is estimating an overall weighted-average return on equity for its transmission business of 11.81%.

On October 31, 2006, the FERC issued an initial order establishing allowable return on equity for various types of transmission assets (ROE Order). The ROE Order set a base ROE of 10.20% and approved two ROE adders as follows: (i) a 50 basis point ROE adder for RTO participation; and (ii) a 100 basis point ROE adder for new

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

transmission investment. In addition, the FERC approved an ROE adjustment reflecting updated U.S. Treasury Bond data, applicable prospectively from the date of the order.

Various state agencies, public officials and electric cooperatives filed requests for rehearing of the FERC ROE Order. They argue that there was no legitimate basis for the FERC to use the yield on U.S. Treasury Bonds to increase the New England Transmission Owners' (TOs) common base ROE from 10.20% to 10.90%. In addition, they argue that the evidentiary record showed that a 100 basis point ROE adder for new PTF investment would not change the TOs’ behavior and would produce no benefit for customers. The TOs also filed a request for rehearing asserting that there is no record evidence supporting the FERC’s determination of base ROE of 10.20% (instead of 10.50%). The FERC has not yet issued a substantive order on rehearing. On December 29, 2006, the FERC granted rehearing for further consideration. There is no current deadline for Commission action on the request for rehearing.

Other Transmission

On May 31, 2006, Northeast Utilities (NU) filed proposed amendments to its local transmission service tariff at the FERC. The proposed revisions would have the effect of charging UI customers a prorated portion of the construction cost of NU’s Bethel to Norwalk 345-kiloVolt (KV) transmission line that ISO-NE deems not justified to be included in the New England regional transmission rate (Localized Costs). On June 21, 2006, UI protested NU’s proposed allocation of the Localized Costs to UI customers on the grounds that UI’s customers neither caused nor benefit from these costs. On July 28, 2006, the FERC accepted the NU filing. UI filed a request for rehearing, which was denied by the FERC on December 26, 2006. UI filed a petition for review of the FERC’s order denying rehearing with the U.S. Court of Appeals on February 23, 2007. These Localized Costs are included in UI’s local transmission tariff and, therefore, recovered through rates.

(D) SHORT-TERM CREDIT ARRANGEMENTS

UIL Holdings has a money market loan arrangement with JPMorgan Chase Bank. This is an uncommitted short-term borrowing arrangement under which JPMorgan Chase Bank may make loans to UIL Holdings for fixed periods. The periods may be from one day up to six months, depending on UIL Holdings’ credit rating. JPMorgan Securities, Inc. acts as an agent and sells the loans to investors. The fixed interest rates on the loans are determined based on conditions in the financial markets at the time of each loan. As of March 31, 2007, UIL Holdings did not have any short-term borrowings outstanding under this arrangement.

UI and UIL Holdings entered into a joint revolving credit agreement with a group of banks that extends to December 22, 2011. The borrowing limit under the facility for UI is $175 million, with $50 million of the limit available for UIL Holdings. The facility permits borrowings at fluctuating interest rates determined by reference to Citibank’s New York bank rate and the Federal Funds Rate (as defined in the facility), and also permits borrowings for fixed periods of time specified by UI and UIL Holdings at fixed interest rates determined by the Eurodollar interbank market in London (LIBOR). The facility also permits the issuance of letters of credit up to $50 million. As of March 31 2007, UI had $38 million outstanding under the facility. UIL Holdings had a standby letter of credit outstanding in the amount of $2.6 million, as of March 31, 2007. The standby letter of credit expires on January 31, 2008, but is automatically extended for one year from the expiration date (or any future expiration date), unless the issuer bank elects not to extend.

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

(E) INCOME TAXES

	Three Months Ended
	March 31,
	2007	2006
	(In Thousands)
Income tax expense for continuing operations consists of:
Income tax provisions (benefit):
Current
Federal	$2,728	$14,106
State	(162)	3,986
Total current	2,566	18,092
Deferred
Federal	1,722	(4,268)
State	171	(1,456)
Total deferred	1,893	(5,724)

Investment tax credits	(37)	(37)

Total income tax expense (benefit)	$4,422	$12,331

Income tax components charged as follows:
Operating tax expense (benefit)	$4,889	$4,474
Non-operating tax expense (benefit)	(502)	(88)
Equity investments tax expense (benefit)	35	7,945

Total income tax expense (benefit)	$4,422	$12,331

Legislation enacted in Connecticut in 2005 imposed a 20% surcharge on the corporation business tax for the year 2006. This surcharge effectively increased the statutory rate of Connecticut corporation business tax from 7.5% to 9.0% for the year 2006. Due to the elimination of the surcharge, the combined statutory federal and state income tax rate for UIL Holdings’ Connecticut-based entities decreased from 40.85% for the year 2006 to 39.875% for the year 2007.

Differences in the treatment of certain transactions for book and tax purposes occur which cause the rate of UIL Holdings’ reported income tax expense to differ from the statutory tax rate described above. The effective book income tax rate for the quarter ended March 31, 2007 is 44.9% as compared to 42.3% for the quarter ended March 31, 2006. The increase in the 2007 effective book income tax rate is due primarily to differences in the amount of book depreciation in excess of non-normalized tax depreciation and a decrease in pre-tax book income from continuing operations in the first quarter of 2007.

The effective book income tax rate for the three months ended March 31, 2007 is higher than the 2007 effective statutory tax rate due primarily to: (1) non-normalized effect associated with the CTA, and (2) differences in the amount of book depreciation in excess of non-normalized tax depreciation.

UIL Holdings was not able to recognize a portion of federal income tax benefits or any state income tax benefits for capital losses associated with the divestiture of Xcelecom and the state income tax benefits associated with operating losses at Allan/Brite-Way Electrical Contractors, Inc. incurred during the year ended December 31, 2006. As a result, UIL Holdings has recorded a valuation allowance of $7.1 million and $12.7 million, respectively, associated with future federal and state income tax benefits from capital losses in connection with which the realization is uncertain as of December 31, 2006. These future federal and state income tax benefits may be recognized over the course of the next five years to the extent that capital gains are realized by UIL Holdings, with respect to federal income tax benefits, and by Xcelecom, with respect to the state income tax benefits. During the first quarter of 2007, UIL Holdings was able to recognize $0.1 million of federal and state income tax benefits as a result of capital gains realized during the quarter resulting from the settlement reached with the buyer of Terry Electric, Inc. See “Note N - Discontinued Operations.”

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

(F) SUPPLEMENTARY INFORMATION

	Three Months Ended
	March 31,
	2007	2006
	(In Thousands)
Operating Revenues
Utility:
Retail	$237,016	$180,434
Wholesale	8,975	7,922
Other	28,572	11,929
Non-utility business unit revenues:
Other	4	4
Total Operating Revenues	$274,567	$200,289

Fuel and Energy
Fuel and Energy Expense	$181,295	$108,418
Purchase Power above market fuel expense credit (1)	(5,178)	(5,272)
Total Fuel and Energy Expense	$176,117	$103,146

Depreciation and Amortization
Utility property, plant, and equipment depreciation	$9,610	$7,755
Amortization of nuclear plant regulatory assets	4,692	3,138
Amortization of purchase power contracts (1)	5,178	5,272
Subtotal CTA Amortization	9,870	8,410
Amortization of intangibles	8	4
Amortization of other regulatory assets	102	305
Total Amortization	9,980	8,719
Total Depreciation and Amortization	$19,590	$16,474

Taxes - Other than Income Taxes
Operating:
Connecticut gross earnings	$6,624	$6,451
Local real estate and personal property	2,757	2,733
Payroll taxes	1,884	1,655
Total Taxes - Other than Income Taxes	$11,265	$10,839

Other Income and (Deductions), net
Interest income	$1,348	$626
Allowance for funds used during construction	987	849
C&LM incentive	145	151
GSC procurement fee	-	657
ISO load response, net	799	565
Miscellaneous other income and (deductions) - net	(317)	(30)
Total Other Income and (Deductions), net	$2,962	$2,818

Other Interest, net
Notes Payable	$160	$151
Other	32	491
Total Other Interest, net	$192	$642

(1) The amortization of this regulatory asset is a cash neutral item, as there is an offsetting liability which is relieved through a credit to fuel and energy expense.

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

(G) PENSION AND OTHER BENEFITS

The United Illuminating Company Pension Plan (the Pension Plan) covers the majority of employees of UIL Holdings and UI. UI also has a non-qualified supplemental pension plan for certain employees and a non-qualified retiree-only pension plan for certain early retirement benefits.

Funding policy for the Pension Plan is to make annual contributions that satisfy the minimum funding requirements of ERISA but that do not exceed the maximum deductible limits of the Internal Revenue Code. These amounts are determined each year as a result of an actuarial valuation of the Pension Plan. Based upon preliminary actuarial calculations, UI does not expect to make a contribution to the Pension Plan for 2007. In addition, UI did make a cash payout to the recently retired Chief Executive Officer under the Supplemental Executive Retirement Plan totaling $4.1 million, of which $2.7 million was paid in January 2007 and $1.4 million was paid in April 2007.

In addition to providing pension benefits, UI also provides other post-retirement benefits (OPEB), consisting principally of health care and life insurance benefits, for retired employees and their dependents. For funding purposes, UI is establishing Voluntary Employees’ Benefit Association Trust (VEBA) accounts for the years 2012 through 2020 to fund OPEB for UI’s non-union employees who retire on or after January 1, 1994. These VEBA’s are subject to approval by the Internal Revenue Service. Upon approval, UI is expected to contribute approximately $3.7 million in 2007 to fund OPEB for non-union employees.

Union employees whose sum of age and years of service at the time of retirement is equal to or greater than 85 (or who are 62 with at least 20 years of service) are eligible for benefits partially subsidized by UI. UI does not expect to make a contribution in 2007 to fund OPEB for union employees.

UI adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits an amendment of FASB No. 87, 88, 106 and 132(R)” (SFAS 158), as of December 31, 2006. The Statement requires an employer that sponsors one or more defined benefit pension or other postretirement plans to recognize an asset or liability for the overfunded or underfunded status of the plan. For a pension plan, the asset or liability is the difference between the fair value of the plan’s assets and the projected benefit obligation. For any other postretirement benefit plan, the asset or liability is the difference between the fair value of the plan’s assets and the accumulated postretirement benefit obligation. UI will reflect all unrecognized prior service costs and credits and unrecognized actuarial gains and losses as regulatory assets rather than in accumulated other comprehensive income, as it is probable that such items are recoverable through the ratemaking process in future periods. This statement was effective for fiscal years ending after December 15, 2006. UIL Holdings adopted SFAS No. 158 effective December 31, 2006 on a prospective basis.

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

The following table represents the components of net periodic benefit cost for the pension and OPEB in the 2007 plan projections.

	For the Quarter Ended March 31,
	Pension Benefits		Other Postretirement Benefits

	Q1 2007	Q1 2006	Q1 2007	Q1 2006
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$1,831	$1,761	$325	$318
Interest cost	5,009	4,635	879	864
Expected return on plan assets	(6,506)	(5,966)	(596)	(409)
Amortization of:
Prior service costs	221	263	(31)	(32)
Transition obligation (asset)	-	-	265	265
Actuarial (gain) loss	1,586	1,888	411	564
Net periodic benefit cost	2,141	2,581	1,253	1,570
Additional amount recognized due to settlement	776	-	-	-
	$2,917	$2,581	$1,253	$1,570

The following actuarial weighted average assumptions were used in calculating net periodic benefit cost:
Discount rate	5.75%	5.50%	5.75%	5.50%
Average wage increase	4.40%	4.40%	N/A	N/A
Return on plan assets	8.50%	8.25%	8.50%	8.25%
Pre-65 health care trend rate (current yr.)	N/A	N/A	10.00%	11.00%
Pre-65 health care trend rate (2012+)	N/A	N/A	5.50%	5.50%
Post-65 health care trend rate (current yr.)	N/A	N/A	5.50%	6.00%
Post-65 health care trend rate (2008+)	N/A	N/A	5.00%	5.00%

The proceeding table reflects $0.8 million of settlement charges resulting from a distribution to a former employee upon retirement.

(H) RELATED PARTY TRANSACTIONS

Arnold L. Chase, a Director of UIL Holdings since June 28, 1999, holds a beneficial interest in the building located at 157 Church Street, New Haven, Connecticut, where UI leases office space for its corporate headquarters. UI’s lease payments for this office space totaled $2.5 million and $2.3 million for the three months ended March 31, 2007 and 2006, respectively.

(J) COMMITMENTS AND CONTINGENCIES

Other Commitments and Contingencies

Connecticut Yankee Atomic Power Company

UI has a 9.5% stock ownership share in the Connecticut Yankee Atomic Power Company (Connecticut Yankee), the carrying value of which was $1.4 million as of March 31, 2007. On December 4, 1996, the Board of Directors of Connecticut Yankee voted unanimously to retire the Connecticut Yankee nuclear plant (the Connecticut Yankee Unit) from commercial operation. A decision by the FERC that became effective on August 1, 2000 allows Connecticut Yankee to collect, through the power contracts with the unit’s owners, the FERC-approved decommissioning costs, other costs associated with the permanent shutdown of the Connecticut Yankee Unit, the unrecovered investment in the Connecticut Yankee Unit, and a return on equity of 6%. Connecticut Yankee may recover 9.5% of these costs from UI. As of March 31, 2007, the decommissioning project was substantially

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

complete. However, Connecticut Yankee will continue to, among other things, monitor ground water for potential contamination levels and store spent nuclear fuel.

Connecticut Yankee updates its cost to decommission the unit at least annually, and more often as needed, and provides UI with a projected recovery schedule depicting annual costs expected to be billed to UI, including a return on investment over the term of the projected recovery period. The present value of these costs is calculated using UI’s weighted-average cost of capital and, after consideration of recoverability, recorded as a Connecticut Yankee Contract Obligation and a corresponding regulatory asset. At March 31, 2007, UI has regulatory approval to recover in future rates (through the CTA) its $28.1 million regulatory asset for Connecticut Yankee over a term ending in 2015.

DOE Spent Fuel Litigation

In the Nuclear Waste Policy Act of 1982, Congress provided for the DOE to dispose of spent nuclear fuel and other high-level waste, including greater-than-Class-C waste (GTCC) (hereinafter Nuclear Waste), from nuclear generating plants. In 1983, Connecticut Yankee and the DOE entered into a standard disposal contract mandated by the Act. The contract required the DOE to begin disposing of Connecticut Yankee’s Nuclear Waste by the end of January 1998. The DOE failed to honor these contract obligations.

In 1998, Connecticut Yankee, along with Maine Yankee and Yankee Atomic, two other New England-based owners of shut-down nuclear generating plants, filed claims in the United States Court of Federal Claims seeking damages resulting from the breach of the 1983 contracts by the DOE. In November of 1998, the Court ruled that the DOE had breached the contracts and was liable for damages, but left the amount of damages to be determined after a trial on the evidence. The ruling was affirmed by the United States Court of Appeals for the Federal Circuit in August of 2000.

As an interim measure until the DOE complies with its contractual obligation to dispose of Connecticut Yankee’s spent fuel, Connecticut Yankee constructed an independent spent-fuel storage installation (ISFSI), utilizing dry-cask storage, on the Plant site and completed the transfer of its Nuclear Waste to the ISFSI in 2005.

The consolidated trial to determine damages concluded in August of 2004. At the trial and in post-trial briefing, the DOE contended that GTCC was not covered by Connecticut Yankee’s contract and raised a number of additional issues, including the rate at which the DOE was required to accept the fuel, whether Connecticut Yankee’s pre-1983 monetary obligations for fuel disposal should be treated as an offset to any damages, and whether an exchange program would have developed that would change the order in which the fuel would be picked up from the various sites by the DOE, among other issues.

As a result of decisions issued in other spent fuel cases, plaintiffs were not allowed to recover future damages. Connecticut Yankee asked the trial court judge to award it damages incurred through December 31, 2001. On October 4, 2006, the Court issued judgment for Connecticut Yankee in the amount of $34.2 million for its spent-fuel-related costs through 2001, ruling in favor of Connecticut Yankee on substantially all of the major issues. Connecticut Yankee had sought $37.7 million in damages for the period covered by the decision. On December 4, 2006, the DOE appealed the decision to the United States Court of Appeals for the Federal Circuit and filed its Opening Brief on April 6, 2007.

Hydro-Quebec

UI is a participant in the Hydro-Quebec (HQ) transmission tie facility linking New England and Quebec, Canada. UI has a 5.45% participating share in this facility, which has a maximum 2000-megawatt equivalent generation capacity value. UI furnished a guarantee for its participating share of the debt financing for one phase of this facility in April 1991, ending in August 2015, in the amount of $11.7 million. The amount of this guarantee is reduced monthly, proportionate with principal paid on the underlying debt. As of March 31, 2007, the amount of UI’s guarantee for this debt totaled approximately $2.6 million.

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

Environmental Concerns

In complying with existing environmental statutes and regulations and further developments in areas of environmental concern, including legislation and studies in the fields of water quality, hazardous waste handling and disposal, toxic substances, and electric and magnetic fields, UIL Holdings and its wholly - owned direct and indirect subsidiaries may incur substantial capital expenditures for equipment modifications and additions, monitoring equipment and recording devices, and it may incur additional operating expenses. The total amount of these expenditures is not now determinable. Environmental damage claims may also arise from the operations of UIL Holdings’ subsidiaries. Significant environmental issues known to UIL Holdings at this time are described below.

Middletown/Norwalk

In April 2007, during construction of the Middletown/Norwalk project in Bridgeport, Connecticut, UI encountered soil contaminated with polychlorinated biphenyls (PCBs). UI stopped construction at the location, which was a road not owned by UI, and notified the Connecticut Department of Environmental Protection (CDEP). At the CDEP’s request, UI is determining the extent of the contamination within the limits of the Project, and no estimate of costs relating to this matter can be made at this time.

Site Decontamination, Demolition and Remediation Costs

On June 16, 2006, UI announced its agreement with the City of Bridgeport and its Redevelopment Authority (the City) for the transfer of title to UI’s Steel Point property to the City and settlement of all claims against the City with respect to relocation of a substation and repair/replacement of a bulkhead, in exchange for payment to UI of $14.9 million, which represents the commercial value of the property and cost to replace the bulkhead. Pursuant to a Memorandum of Understanding among UI, the City of Bridgeport, and the City’s selected developer for the property (MOU), the City must also provide to UI, within one year and free of charge, a substation site within a reasonable proximity to the Steel Point property. On July 12, 2006, the DPUC approved the proposed transfer of property and all of the terms of the MOU. The DPUC also accepted the proposed ratemaking treatment submitted by UI with respect to the property, the substation, and the bulkhead, which provides for UI to recover costs related to the Steel Point property through the CTA, subject to DPUC approval in the annual CTA/SBC reconciliation filing. Pursuant to the terms of the MOU, title transferred to the City on or about December 13, 2006 upon payment to UI of the first $10.3 million, of the $14.9 million total required payment. The remaining $4.6 million is due to be paid by June 30, 2007. If the City does not pay this remaining amount by June 30, 2007, the MOU permits UI to withhold certain property tax payments up to the amount remaining.

Under the MOU, the City and developer released UI from any further liability with respect to the Steel Point property after title transferred, and the City and/or developer must now indemnify UI for environmental matters related to the Steel Point property. However, UI may be required to remove additional soil on the Steel Point property to achieve environmental compliance to remedy conditions that were discovered before title transferred. The City and the developer have subsequently claimed that there is additional remediation that may be necessary. UI will investigate the claim, but cannot determine the financial impact of any such additional remediation, if any, at this time. The sole exception to the indemnity is for personal injury claims brought against UI by UI employees or contractors hired by UI relating to incidents that occurred on the site before title transfers to the City. UI is not aware of any such claims. In addition, the MOU provides that there is no indemnity for liability related to contaminated harbor sediments. UI would seek to recover all costs related to such sediments that are UI’s responsibility, to the extent incurred, through the CTA in accordance with the ratemaking treatment approved in the DPUC’s July 12, 2006 decision.

Subsequent to the demolition of Steel Point Station, the adjacent East Main Street Substation was removed at the request of the City of Bridgeport and UI expanded the Congress Street Substation to replace it. Such removal and expansion costs totaled $10.3 million of which UI was entitled to $8.9 million. As a result of the approved ratemaking described above, $8.5 million of the expansion costs were added to UI’s distribution rate base and the remaining $0.4 in removal costs will be recovered through the annual CTA/SBC reconciliation filing. The remaining $1.4 million of costs related to the Substation are transmission assets recoverable through regional transmission rates.

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

A site on the Mill River in New Haven was conveyed by UI to an unaffiliated entity in 2000, Quinnipiac Energy LLC (QE), reserving to UI permanent easements for the operation of its transmission facilities on the site. At the time of the sale, a fund of approximately $1.9 million, an amount equal to the then-current estimate for remediation, was placed in escrow for purposes of bringing soil and groundwater on the site into compliance with applicable environmental laws. Approximately $0.5 million of the escrow fund remains unexpended. QE’s environmental consultant reports that approximately $2 million of remediation remains to be performed. QE has entered into a long-term agreement to lease the property to a Long Island developer (Evergreen Power). UI could be required by applicable environmental laws to finish remediating any subsurface contamination at the site if it is determined that QE and/or Evergreen Power has not completed the appropriate environmental remediation at the site.

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

With respect to the portion of the New Haven Harbor Station site that UI retained, UI has performed an additional environmental analysis, indicating that approximately $3.2 million in remediation expenses will be incurred. Actual remediation costs may be higher or lower than what is currently estimated. The required remediation is virtually all on transmission-related property and UI has accrued these estimated expenses.

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

Electric System Work Center

UI’s January 2004 purchase of its Electric System Work Center property, located in Shelton, Connecticut, caused a review under the CDEP’s Transfer Act Program. Under this review, the CDEP had an opportunity to examine the current environmental conditions at the site and direct remediation, or further remediation, of any areas of concern. At the conclusion of its review, the CDEP elected not to oversee any further site investigation or remediation at the site and directed UI to undertake any necessary evaluation and/or remediation (verification work) using an independent Licensed Environmental Professional (LEP). UI hired an LEP and submitted a schedule to the CDEP for the verification work. The schedule was approved by the CDEP and implementation of the verification work is on-going. Implementation of the verification work is not expected to have a material impact on the financial position or results of operations of UI.

Claim of Dominion Energy Marketing, Inc.

On December 28, 2001, UI entered into an agreement with Virginia Electric and Power Company, which was subsequently assigned to its affiliate Dominion Energy Marketing, Inc. (DEMI), for the supply of all of UI’s standard offer generation service needs from January 1, 2002 through December 31, 2003, and for the supply of all

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

of UI’s generation service requirements for special contract customers through 2008 (Power Supply Agreement or PSA). In December 2004, UI received a letter from DEMI claiming that under the terms of this agreement, DEMI should not have been allocated “CT Reliability COS” charges related to reliability-must-run agreements between ISO-NE and NRG (the owner of power plants located in Connecticut that were formerly owned by Northeast Utilities) in an amount currently estimated at $8.2 million, plus interest. DEMI claims that such charges are fixed operation and maintenance costs, rather than “Transmission Congestion Costs” for which DEMI is responsible under the terms of the PSA. UI filed a complaint with the FERC requesting that it exercise jurisdiction and order DEMI to abide by the terms and conditions of the PSA and on May 13, 2005, the FERC issued an order granting UI’s request, finding that DEMI is responsible for the “CT Reliability COS” charges. DEMI filed a request for rehearing with the FERC, and on May 26, 2006, a FERC administrative law judge (ALJ) issued an initial decision finding DEMI responsible for the “CT Reliability COS” charges. DEMI subsequently took exception to the ALJ’s initial decision and requested that the Commission reconsider the initial decision. The Commission unanimously adopted the ALJ’s initial decision and held that DEMI is responsible for the “CT Reliability COS” charges. On March 22, 2007, DEMI filed a request for rehearing of the Commission’s order, and on April 23, 2007, the FERC granted DEMI’s request.

Gross Earnings Tax Assessment

On September 20, 2005, the Appellate Division of the Connecticut Department of Revenue Services (DRS) ruled against UI’s appeal of a gross earnings tax assessment made by the DRS as the result of an audit examination that covered the period July 1, 1998 through December 31, 2000. The assessment, in the amount of $0.1 million (including interest), is entirely attributable to activity within the year 2000 and arose as a result of changes to the gross earnings tax statutes enacted pursuant to Connecticut’s 1998 electric industry restructuring legislation. UI believes that the DRS has erroneously determined that the gross earnings tax statutes, as amended, apply to the following three specific categories of revenues: (1) late payment fees imposed on customers that do not pay their bills within the time specified in their terms of service; (2) returned check fees imposed on customers whose checks were returned to UI due to insufficient funds; and (3) reconnection fees paid by customers who request to have their premises reconnected to UI’s system.

UI has not paid the assessment and, on October 18, 2005, filed a lawsuit with the Superior Court for the State of Connecticut in order to appeal the DRS’s ruling. Because this issue has not been previously adjudicated, UI has recorded a reserve of $1.3 million, of which $0.1 million was recorded in 2007, representing UI’s total estimated liability for additional tax and interest covering: (1) the original audit period of July 1, 1998 through December 31, 2000; (2) a subsequent audit period of July 1, 2001 through June 30, 2004; and (3) the unaudited period of July 1, 2004 through March 31, 2007.

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

Property Tax Assessment

In the first quarter of 2007, UI received notice from the City of Bridgeport (the City) that the personal property tax assessment for October 1, 2006 had been increased from the amount declared by UI of $55,736,214 to $69,670,268, based upon the assertion by the City that UI’s property tax declaration was not timely filed. UI mailed the declarations prior to the November 1, 2006 filing deadline, but the assessor asserts that the declarations were received after November 1, 2006 and were thus not timely filed. UI appealed the increased assessment to the Bridgeport Board of Assessment Appeal which denied the appeal. The increase in the personal property tax assessment levied by the City of Bridgeport equates to approximately $0.6 million. UI believes that its property tax

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

declaration was filed on a timely basis under Connecticut law and intends to contest the increased assessment in the Superior Court of the State of Connecticut.

Cross-Sound Cable Company, LLC

UIL Holdings and UCI continue to provide two guarantees, in original amounts of $2.5 million and $1.3 million, in support of guarantees by Hydro-Quebec (HQ), the former majority owner of Cross-Sound, to third parties in connection with the construction of the project.

The $2.5 million guarantee supports an HQ guarantee to the Long Island Power Authority to provide for damages in the event of a delay in the date of achieving commercial operation of the Cross-Sound Cable. UIL Holdings expects commercial operating status to be maintained and, accordingly, it has not recorded a liability related to this guarantee in its Consolidated Balance Sheet as of March 31, 2007.

The $1.3 million guarantee supports an agreement under which Cross-Sound is providing compensation to shell fishermen for their losses, including loss of income, incurred as a result of the installation of the cable. The payments to the fishermen are being made over a 10-year period, ending October 2013, and the obligation under this guarantee reduces proportionately with each payment made. As of March 31, 2007, the remaining amount of the guarantee was $1 million. Based upon a management assessment, UIL Holdings has not recorded a liability related to this guarantee in its Consolidated Balance Sheet as of March 31, 2007.

(M) SEGMENT INFORMATION

UIL Holdings has two reporting segments related to UI: distribution sale of electricity and transmission sale of electricity. Revenues from inter-segment transactions are not material. All of UIL Holdings’ revenues are derived in the United States. The following measures of segment profit and loss are utilized by management for purposes of making decisions about allocating resources to the segments and assessing performance.

The following table reconciles certain segment information with that provided in UIL Holdings’ Consolidated Financial Statements. In the table, “Other” includes the information for the remainder of UIL Holdings’ non-utility businesses, including minority interest investments and administrative costs.

Index
UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

(M) SEGMENT INFORMATION
(In Thousands)
	March 31, 2007
	UI
	Distribution	Transmission	Total UI	Other (1)	Total
Operating Revenues	$255,586	$18,977	$274,563	$4	$274,567
Fuel and Energy	176,117	-	176,117	-	176,117
Operation and maintenance	42,803	12,023	54,826	99	54,925
Depreciation and amortization	18,339	1,243	19,582	8	19,590
Taxes - other than income taxes	9,036	2,229	11,265	-	11,265
Operating Income (Loss)	9,291	3,482	12,773	(103)	12,670

Other Income and (Deductions), net	1,505	443	1,948	1,014	2,962

Interest Charges, net	4,025	771	4,796	1,078	5,874

Income (Loss) From Continuing Operations Before Sale of
Equity Investments, Income Taxes and Equity Earnings	6,771	3,154	9,925	(167)	9,758
Gain (Losses) on sale of Equity Investments	-	-	-	-	-
Income (Loss) From Continuing Operations Before Income
Taxes and Equity Earnings	6,771	3,154	9,925	(167)	9,758
Income Taxes (Benefits)	3,567	907	4,474	(52)	4,422
Income (Loss) From Continuing Operations Before Equity Earnings	3,204	2,247	5,451	(115)	5,336
Income (Losses) from Equity Investments	87	-	87	-	87
Income (Loss) From Continuing Operations	3,291	2,247	5,538	(115)	5,423
Discounted Operations, Net of Tax	-	-	-	(67)	(67)
Net Income (Loss)	$3,291	$2,247	$5,538	$(182)	$5,356

	March 31, 2006
	UI
	Distribution	Transmission	Total UI	Other (1)	Total
Operating Revenues	$182,533	$17,752	$200,285	$4	$200,289
Fuel and Energy	103,146	-	103,146	-	103,146
Operation and maintenance	43,930	9,959	53,889	2,616	56,505
Depreciation and amortization	15,263	1,207	16,470	4	16,474
Taxes - other than income taxes	8,826	2,013	10,839	-	10,839
Operating Income (Loss)	11,368	4,573	15,941	(2,616)	13,325

Other Income and (Deductions), net	2,176	345	2,521	297	2,818

Interest Charges, net	4,364	583	4,947	1,494	6,441

Income (Loss) From Continuing Operations Before Sale of
Equity Investments, Income Taxes and Equity Earnings	9,180	4,335	13,515	(3,813)	9,702
Gain (Losses) on sale of Equity Investments	-	-	-	18,908	18,908
Income (Loss) From Continuing Operations Before Income
Taxes and Equity Earnings	9,180	4,335	13,515	15,095	28,610
Income Taxes (Benefits)	4,345	1,627	5,972	6,359	12,331
Income (Loss) From Continuing Operations Before Equity Earnings	4,835	2,708	7,543	8,736	16,279
Income (Losses) from Equity Investments	68	-	68	473	541
Income (Loss) From Continuing Operations	4,903	2,708	7,611	9,209	16,820
Discounted Operations, Net of Tax	-	-	-	(54,608)	(54,608)
Net Income (Loss)	$4,903	$2,708	$7,611	$(45,399)	$(37,788)

	UI
	Distribution	Transmission (2)	Total UI	Other (1) (3)	Total
Total Assets at March 31, 2007	$1,547,830	$-	$1,547,830	$101,698	$1,649,528

Total Assets at December 31, 2006	$1,496,948	$-	$1,496,948	$134,545	$1,631,493

(1) Include UIL Holdings Corporate and UIL Holdings' non-utility businesses.
(2) Information for segmenting total assets between Distribution and Transmission is not available and on a consolidated basis, total UI assets are disclosed in the Total UI column.
(3) Includes assets of discontinued operations held for sale.

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

(N) DISCONTINUED OPERATIONS

On April 26, 2006, UIL Holdings announced its intention to divest its wholly-owned subsidiary, Xcelecom, completing its corporate strategic realignment to focus on its regulated electric utility, UI. As a result, a pre-tax goodwill impairment charge of $85.0 million was recorded during the first quarter of 2006 to reflect Xcelecom at its estimated fair value. UIL Holdings substantially completed its sale of this business effective December 31, 2006.

In accordance with the provisions of SFAS No. 144, the results of Xcelecom for the period ended March 31, 2007 and 2006 have been reported as discontinued operations in the accompanying Consolidated Statement of Income (Loss), and as discontinued operations held for sale in the Consolidated Balance Sheet as of March 31, 2007 and December 31, 2006.

A summary of the discontinued operations of Xcelecom follows:

March 31, 2007	March 31, 2006
(In Thousands)
Net operating revenues	$343	$98,198
Goodwill impairment	$-	$85,004
Operating income (loss)	$(710)	$(91,687)
Income (loss) before income taxes	$(101)	$(90,570)
Income tax (expense) benefit	34	35,962
Net income (loss) from discontinued operations	$(67)	$(54,608)

UIL Holdings is contingently liable to sureties on performance and payment bonds issued by those sureties, relating to construction projects entered into by Xcelecom and its subsidiaries in the normal course of business. These bonds provide a guarantee to the customer that Xcelecom or its subsidiaries will perform under the terms of a contract and that it will pay subcontractors and vendors. Surety bonds remain outstanding on certain projects being completed by Xcelecom’s former companies. The majority of these contingent commitments will expire within the next 9 months. If Xcelecom’s former companies and the buyers of those companies fail to perform under a contract or to pay subcontractors or vendors, the customer may demand that the surety make payments or provide services under the bond. UIL Holdings must reimburse the surety for any expenses or outlays it incurs and seek recoupment of those expenses from the buyers of Xcelecom’s former companies. Sureties were never required to make payments on Xcelecom’s behalf under the bonds, and UIL Holdings believes that the buyers of Xcelecom’s former companies have every incentive to continue to perform their obligations on the construction projects and have adequate management and other resources to do so. Accordingly, UIL Holdings concluded that it need not record a liability in connection with these obligations in its Consolidated Balance Sheet as of March 31, 2007. As of March 31, 2007, sureties had issued bonds for the account of Xcelecom in the aggregate amount of approximately $196.7 million. The expected cost to complete projects covered by such surety bonds was approximately $59.6 million as of March 31, 2007.

Xcelecom recognizes certain significant claims for recovery of incurred costs when (1) it is probable that the claim will result in additional contract revenue, (2) when the amount of the claim can be reliably estimated, and (3) when it is determined that there is legal basis for the claim. Such amounts are recorded at estimated net realizable value and take into account factors that may affect Xcelecom’s ability to bill unbilled revenues and collect amounts after billing. Costs, related to claims, of $1.2 million are included in current assets of discontinued operations held for sale as of March 31, 2007 and December 31, 2006. In addition, UIL Holdings has the right to certain claims related to the sales of the Xcelecom businesses that are not included in the accompanying statement of financial position as of March 31, 2007.

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED) (Continued)

Financial results could be positively or negatively impacted by the following Xcelecom contractual divestiture issues: (1) the completion of certain outstanding projects for which UIL Holdings retained financial responsibility, (2) the collection of certain accounts receivables and promissory notes related to the sales of certain Xcelecom companies, and (3) resolution of certain transitional financial issues. UIL Holdings also has exposure (a) relating to its indemnification obligations to the buyers of the former Xcelecom companies under the agreements relating to the sales of those companies, and (b) to the sureties that have provided performance bonds to certain former Xcelecom companies related to projects bid or awarded prior to the sales of those companies.

In March 2007, UIL Holdings and Xcelecom entered into a prepayment agreement with the buyer of Terry’s Electric, Inc., (Terry’s) which was purchased from Xcelecom in November 2006. Under the terms of the agreement, UIL Holdings received $2.5 million in settlement of all obligations of the buyer under the agreement pursuant to which Terry’s was sold. This resulted in a pretax gain of $0.6 million, which is reported as discontinued operations in the accompanying Consolidated Statement of Income (Loss) for the three months ended March 31, 2007.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained herein, regarding matters that are not historical facts, are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). These include statements regarding management’s intentions, plans, beliefs, expectations or forecasts for the future. Such forward-looking statements are based on UIL Holdings’ expectations and involve risks and uncertainties; consequently, actual results may differ materially from those expressed or implied in the statements. Such risks and uncertainties include, but are not limited to, general economic conditions, legislative and regulatory changes, changes in demand for electricity and other products and services, unanticipated weather conditions, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental, and technological factors affecting the operations, markets, products and services of UIL Holdings’ subsidiary, The United Illuminating Company. The foregoing and other factors are discussed and should be reviewed in UIL Holdings’ most recent Annual Report on Form 10-K and other subsequent periodic filings with the Securities and Exchange Commission. Forward-looking statements included herein speak only as of the date hereof and UIL Holdings undertakes no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or circumstances.

MAJOR INFLUENCES ON FINANCIAL CONDITION

UIL Holdings Corporation

UIL Holdings’ financial condition and financing capability will be dependent on many factors, including the level of income and cash flow of UIL Holdings’ subsidiaries, conditions in the securities markets, economic conditions, interest rates, legislative and regulatory developments, and its ability to retain key personnel.

The loss of key personnel or the inability to hire and retain qualified employees could have an adverse effect on the business, financial condition and results of operations for UIL Holdings and its operating subsidiary, UI. These operations depend on the continued efforts of UI’s current and future executive officers, senior management and management personnel. UIL Holdings cannot guarantee that any member of management will continue to serve in any capacity for any particular period of time. In an effort to enhance UIL Holdings’ ability to attract and retain qualified personnel, UIL Holdings regularly evaluates the overall compensation packages offered to employees at all levels of the organization.

The United Illuminating Company

UI is an electric transmission and distribution utility whose structure and operations are significantly affected by legislation and regulation. UI’s rates and authorized return on equity are regulated by the Federal Energy Regulation Commission (FERC) and the Connecticut Department of Public Utility Control (DPUC). Legislation and regulatory decisions implementing legislation establish a framework for UI’s operations. Other factors affecting UI’s financial results are operational matters such as sales volume and ability to control expenses, major weather disturbances, and capital expenditures. UI expects significant growth in its capital investment in its distribution and transmission infrastructure. UI is constructing its portion of a major transmission line in southwest Connecticut. UI has received Connecticut Siting Council approval to construct a substation in Trumbull, Connecticut, although UI has received a copy of an appeal of the approval from the Town of Trumbull and members of a citizens group.

Legislation & Regulation

Background

State legislation significantly restructured the electric utility industry in Connecticut between 1998 and 2005, commencing with Public Act 98-28, continuing with Public Act 03-135, as amended in part by Public Act 03-221, and most recently with Public Act 05-1 (June Special Session) (collectively, the Restructuring Legislation). Since 2000, UI’s retail customers have been able to choose their electricity suppliers. On and after January 1, 2007, UI is required to provide standard service to customers who do not purchase power from an alternate retail electric supplier and who do not have demand meters or whose maximum demand is less than 500 kilowatts, and supplier of last resort service to customers who are not eligible for standard service and who do not choose an alternate electric supplier. UI has procured power to serve its standard service requirements for all of 2007, and a portion of its standard service requirements for 2008. UI has procured supplier of last resort service for all of 2007. The

Index

procurement and availability of these services was undertaken in accordance with statutory and DPUC requirements. The Restructuring Legislation provides for UI to recover its costs of acquiring and providing generation services to customers who do not choose an alternate electric supplier. Electric suppliers must meet renewable portfolio standards.

Connecticut Public Act 05-01 (the Energy Independence Act or EIA) became law on July 22, 2005. The EIA adds to the items included in the definition of Federally Mandated Congestion Charges (FMCCs); provides for incentives to promote the development of projects and resources that are intended to reduce FMCCs; provides for the recovery by UI of the costs of such incentives through the FMCC rate component on retail customers’ bills; makes certain changes to the prior electric restructuring legislation in the state; and makes other changes to the statutes administered by the DPUC. In general, the DPUC is authorized by the EIA to identify and implement measures intended to reduce FMCCs, both in the near- and long-term. These measures can include incentives for the development of distributed resources, new generation, and contracts for capacity rights from generation, conservation and energy efficiency measures to be entered into by electric distribution companies such as UI after a request for proposal process administered by the DPUC. The EIA establishes Class III renewable energy resources and related portfolio standards for generation services, in addition to the existing Class I and Class II renewable energy resources and portfolio standards. The EIA provides for the waiving of electric back-up rates and gas delivery charges for qualifying customer-side distributed resources, with recovery of electric distribution company costs through the FMCC rate component of bills.

2007 Rates

On December 19, 2006, the DPUC issued a decision implementing UI’s 2007 rate increase resulting from the 2005 Rate Case and established customers’ generation services charge (GSC) for the first six months of 2007 to reflect the cost of wholesale power supply procured by UI to provide standard service and supplier of last resort service. The decision implements a settlement between UI and the Prosecutorial unit of the DPUC staff that, in addition to implementation of new distribution and GSC rates, provides short-term measures to mitigate the impact of these rate increases on residential customers. Under the settlement and decision, UI will recover its power procurement costs and distribution rates in their entirety, along with the costs associated with these mitigation measures. During the first quarter of 2007, UI has implemented the 2007 rate increase in accordance with the terms of the final decision. The incremental increases effective January 1, 2007 and April 1, 2007 have been implemented. On April 24, 2007, UI filed revised retail rates with the DPUC, including among other changes, proposed GSC for standard service and supplier of last resort, to be effective July 1, 2007. The new GSC rate is the result of UI’s most recent power procurement, as described below.

Other Regulation

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

On March 23, 2007, UI filed with the FERC to obtain incentive rate treatment for costs associated with the Middletown/Norwalk project. In particular, UI is seeking approval for (1) the inclusion of 100% of construction work in progress in the transmission rate base, as opposed to the 50% currently approved, and (2) a 50 basis point ROE adder for the project’s use of advanced transmission technologies. UI has requested an effective date of March 26, 2007. On April 13, 2007, the DPUC and other parties made filings with the FERC challenging UI’s filing. A FERC order is expected to be issued not more than 60 days from the filing date.

Index

Operations

In implementing the Restructuring Legislation, UI established a Distribution Division and other “unbundled” components for accounting purposes, to reflect the various unbundled components on customer bills. Initially, the Distribution Division included both transmission and distribution. For regulatory and accounting purposes, UI has now separated transmission and distribution into separate divisions. Changes to income and expense items related to transmission and distribution have a direct impact on net income and earnings per share, while changes to items in “other unbundled utility components” do not have such an impact. The other unbundled utility components are the CTA, the SBC, the GSC, the C&LM charge, and the REI charge. The CTA earned a 10.45% return on the equity portion of its rate base until the January 13, 2006 effective date of the 2005 Rate Case decision, at which time the authorized return on equity became 9.75%. The return is achieved either by accruing additional amortization expenses, or by deferring such expenses, as required to achieve the authorized return. Amortization expenses in the CTA component impact earnings indirectly as a result of changes to the CTA rate base. The GSC, C&LM and REI are essentially pass-through components (revenues are matched to recover costs). The SBC does not generate any net income or earnings, because any difference between the income and expense items in the SBC are funded through a revenue transfer from the CTA. Except for a small management fee earned in the C&LM component, expenses are either accrued or deferred, or revenues are transferred, such that there is no net income associated with these three unbundled components.

Power Supply Arrangements

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

UI has now conducted three rounds of solicitation, the most recent in March-April 2007 for standard service and supplier of last resort service. For each round there was a joint recommendation provided to the DPUC by UI and the DPUC’s consultant, regarding recommended bids. In the latest round, the DPUC issued a decision approving the price and material terms of the contracts entered into by UI with the winning bidders, and finding that the auction process was conducted in accordance with the UI procurement plan and in a fair and impartial manner.

As a result of these procurements, UI has wholesale power supply agreements in place for the supply of all of UI’s standard service and supplier of last resort service to customers for all of 2007 and also has contracted for a portion of the standard service requirements for 2008.

Competitive Transition Assessment

UI’s CTA collection recovers costs that have been reasonably incurred, or will be incurred, to meet its public service obligations and that will likely not otherwise be recoverable in a competitive market. These “stranded costs” include above-market long-term purchased power contract obligations, regulatory asset recovery and above-market investments in power plants. A significant amount of UI’s earnings is generated by the authorized return on the equity portion of unamortized stranded costs in the CTA rate base. UI’s after-tax earnings attributable to CTA for the three months ended March 31, 2007 and 2006 were $2.8 million and $3 million, respectively. A significant portion of UI’s cash flow from operations is also generated from those earnings and from the recovery of the CTA rate base. Cash flow from operations related to CTA amounted to $6.7 million and $6 million for the three months ended March 31, 2007 and 2006, respectively. The CTA rate base has declined from year to year for a number of reasons, including: amortization of stranded costs, the sale of UI’s nuclear units, and adjustments made through the annual DPUC review process. The original rate base component of stranded costs, as of January 1, 2000, was $433 million. It has since declined to $233 million at March 31, 2007. In the future, UI’s CTA earnings will decrease while, based on UI’s current projections, cash flow will remain fairly constant until stranded costs are fully amortized by 2015. The date by which stranded costs are fully amortized depends primarily upon the DPUC’s future decisions which could affect future rates of stranded cost amortization.

Index

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

UI will construct, own, and operate transmission and substation facilities comprising approximately 20% of the total project cost. UI’s current estimate for its share of the project cost is approximately $240 million to $270 million (excluding allowance for funds used during construction). Based on the current projected schedule of construction, the project is expected to be complete in 2009. Upon project completion, UI’s transmission rate base will have increased by approximately $265 million to $295 million, an increase of more than 200% relative to UI’s current net transmission assets. The FERC approved UI’s request to include 50% of construction work in progress (CWIP) expenditures in the rate base, allowing a return to be earned on a portion of UI’s investment before the project is completed. UI will commence earning a return on the remaining 50% of CWIP when it is added to the rate base in conjunction with the improvements being placed in service. UI’s costs for the project are expected to be included in and recovered through transmission revenues requirements, which are under FERC jurisdiction.

Procurement of most of the major project components is now complete. In April 2006, UI executed a major turn-key contract for the construction of Singer Substation, which will be the largest 345-kV gas insulated substation (GIS) in North America. In September 2006, UI executed a contract for the civil construction associated with the 345-kV underground cable system. In December 2006 and January 2007, UI executed contracts with two suppliers for the design, supply and installation of the 345-kV underground electric cable.

All significant approvals for this project have been received. Appeals to the Connecticut Superior Court were taken by three groups of entities, each of whom contested the CSC’s decision with respect to the location and construction of the line in two areas along the project route but did not contest the need for the project and did not seek a stay of the CSC decision. Two of these appeals have been resolved and withdrawn and a settlement agreement has been executed with the third group of entities. Two more recent appeals, which were filed by property owners along one portion of the line, were dismissed by the Superior Court. As of April 30, 2007, one of the appellants has appealed that dismissal. Other governmental permitting, together with additional approvals from ISO-NE, will be required for the project. The total project cost and timing of completion could change depending on other permit requirements.

Xcelecom, Inc.

With the substantial completion of the divestiture of Xcelecom, UIL Holdings is no longer subject to the same level of operating risk factors that affected the financial results of Xcelecom in prior reporting periods. Financial results could be positively or negatively impacted by the following Xcelecom contractual divestiture issues: (1) the completion of certain outstanding projects for which UIL Holdings retained financial responsibility, (2) the collection of certain accounts receivables and promissory notes related to the sales of certain Xcelecom companies, and (3) resolution of certain transitional financial issues. UIL Holdings also has exposure (a) relating to its indemnification obligations to the buyers of the former Xcelecom companies under the agreements relating to the sales of those companies, and (b) to the sureties that have provided performance bonds to certain former Xcelecom companies related to projects bid or awarded prior to the sales of those companies.

Index

LIQUIDITY AND CAPITAL RESOURCES

UIL Holdings generates its capital resources primarily through operations. At March 31, 2007, UIL Holdings had $41.7 million of unrestricted cash and temporary cash investments. This represents a decrease of $21.7 million from the corresponding balance at December 31, 2006. The components of this decrease, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

(In Millions)

Balance, December 31, 2006	$63.4

Net cash used in operating activities	(16.9)

Net cash provided by (used in) investing activities:
Restricted Cash	(0.2)
Proceeds from TEI settlement	2.5
Cash invested in plant - net of AFUDC debt	(41.2)
(38.9)

Net cash provided by financing activities:	34.1

Net Change in Cash	(21.7)

Balance, March 31, 2007	$41.7
Less cash and temporary cash investments of discontinued operations at end of period	1.0
Continuing operations balance, March 31, 2007	$40.7

The unrestricted cash position of UIL Holdings decreased by $21.7 million from December 31, 2006 to March 31, 2007, as cash used in investing activities consisted primarily of capital expenditures of $41.2 million. Cash provided by financing activities during the first quarter included $38 million from short-term borrowings, partially offset by a $4.3 million principal payment on UIL Holdings’ long-term debt.

UIL Holdings also accesses capital through both long-term and short-term financing arrangements. Total current and long-term debt outstanding as of March 31, 2007 was $482.6 million, as compared to $486.9 million at year-end December 31, 2006. UIL Holdings and UI have a joint short-term credit facility under which UI and UIL have aggregate borrowing capacity totaling $175 million, with $50 million of the limit available for UIL Holdings. UI had $38 million outstanding under the facility and UIL Holdings had a standby letter of credit outstanding in the amount of $3 million as of March 31, 2007. The standby letter of credit also reduces the amount of credit available for UI. Available credit at March 31, 2007 for UI was $134 million, of which $47 million of that amount is available for UIL Holdings.

All capital requirements that exceed available cash will have to be provided by external financing. Although there is no commitment to provide such financing from any source of funds, other than the short-term credit facilities discussed above, future external financing needs are expected to be satisfied by the issuance of additional short-term and long-term debt. The continued availability of these methods of financing will be dependent on many factors, including conditions in the securities markets, economic conditions, and future income and cash flow. See Part I, Item 1, “Financial Statements - Notes to Consolidated Financial Statements - Note (B), Capitalization and Note (D), Short-Term Credit Arrangements” of this Form 10-Q and UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for a discussion of UIL Holdings’ financing arrangements.

Financial Covenants

UIL Holdings and its operating subsidiary, UI, are required to comply with certain covenants in connection with their respective loan agreements. The covenants are normal and customary in bank and loan agreements.

Index

There have been no material changes in UIL Holdings’ 2007 capital resource projections from those reported in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Contractual and Contingent Obligations

There have been no material changes in UIL Holdings’ 2007 contractual and contingent obligations from those reported in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

CRITICAL ACCOUNTING POLICIES

UIL Holdings’ Consolidated Financial Statements are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. UIL Holdings believes that investors need to be aware of these policies and how they impact UIL Holdings’ financial reporting to gain a more complete understanding of UIL Holdings’ Consolidated Financial Statements as a whole, as well as management’s related discussion and analysis presented herein. While UIL Holdings believes that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2006 are those that depend most heavily on these judgments and estimates. At March 31, 2007, there have been no material changes to any of the Critical Accounting Policies described therein, except for the adoption of FIN 48. See “Note (A) - Income Taxes.”

OFF-BALANCE SHEET ARRANGEMENTS

UIL Holdings and its subsidiaries occasionally enter into guarantee contracts in the ordinary course of business. At the time a guarantee is provided, an analysis is performed to assess the expected financial impact, if any, based on the likelihood of certain events occurring that would require UIL Holdings to perform under such guarantee. Subsequent analysis is performed on a periodic basis to assess the impact of any changes in events or circumstances. If such an analysis results in an amount that is inconsequential, no liability is recorded on the balance sheet related to the guarantee. As of March 31, 2007, UIL Holdings had certain guarantee contracts outstanding for which no liability has been recorded in the Consolidated Financial Statements. See Part I, Item 1, “Financial Statements - Notes to Consolidated Financial Statements - Note (J), Commitments and Contingencies,” of this Form 10-Q for further discussion of such guarantees.

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

Index

RESULTS OF OPERATIONS

Use of Non-GAAP Measures

Within the “Results of Operations” section of this Quarterly Report on Form 10-Q, tabular presentations showing a comparison of UIL Holdings’ net income and earnings per share (EPS) for the first quarter of each of 2007 and 2006 are provided. UIL Holdings believes this information is useful in understanding the fluctuations in earnings per share between the current and prior year periods. The amounts presented show the earnings per share from continuing operations for each of UIL Holdings’ lines of business, calculated by dividing the income from continuing operations of each line of business by the average number of shares of UIL Holdings common stock outstanding for the periods presented. The earnings per share tables presented in “The United Illuminating Company Results of Operations” and “Non-Utility Results of Operations” for all periods presented are calculated on the same basis and reconcile to the amounts presented in the table under the heading “UIL Holdings Corporation Results of Operations.” The total earnings per share from continuing operations and discontinued operations in the table presented under the heading “UIL Holdings Corporation Results of Operations” are presented on a GAAP basis.

In discussing the results of operations, UIL Holdings also believes that a breakdown, presented on a per share basis, of how particular significant items contributed to the change in income from continuing operations by line of business (Item Variance EPS Presentation) is useful in understanding the overall change in the consolidated results of operations for UIL Holdings from one reporting period to another. UIL Holdings presents such per share amounts by taking the dollar amount of the applicable change for the revenue or expense item, booked in accordance with GAAP, and applying UIL Holdings’ combined effective statutory federal and state tax rate. See Item 1, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (E), Income Taxes” of this Form 10-Q for details of UIL Holdings’ combined effective statutory tax rate to obtain the after-tax impact of the item. The after-tax amount is then divided by the average number of shares of UIL Holdings’ common stock outstanding for the period presented. Any amounts provided as Item Variance EPS Presentation are provided for informational purposes only and are not intended to be used to calculate “Pro-Forma” amounts.

First Quarter 2007 vs. First Quarter 2006

UIL Holdings Corporation Results of Operations: First Quarter 2007 vs. First Quarter 2006

UIL Holdings’ earnings from continuing operations were $5.4 million, or $0.22 per share, for the first quarter of 2007, a decrease of $11.4 million or $0.47 per share, compared to the first quarter of 2006. Earnings from discontinued operations were a minimal amount for the first quarter of 2007, an increase of $54.6 million or $2.24 per share, compared to the first quarter of 2006. Total earnings, including discontinued operations, were $5.4 million, or $0.22 per share, an increase of $43.2 million, or $1.77 per share, compared to the first quarter of 2006.

Index

The table below represents a comparison of UIL Holdings’ Net Income (Loss) and Earnings per Share (EPS) for the first quarter of 2007 and the first quarter of 2006.

			2007 more (less) than 2006
	Quarter Ended March 31, 2007	Quarter Ended March 31, 2006	Amount	Percent
(In Millions except Percents and Per Share Amounts)
Net Income (Loss)
UI	$5.5	$7.6	$(2.1)	(28)%
Non-Utility	(0.1)	9.2	(9.3)	(101)%
Total Net Income from Continuing Operations	$5.4	$16.8	$(11.4)	(68)%
Discontinued Operations	-	(54.6)	54.6	100%
Total Net Income (Loss)	$5.4	$(37.8)	$43.2	114%

EPS
UI	$0.22	$0.31	(0.09)	(29)%
Non-Utility	-	0.38	(0.38)	(100)%
Total EPS from Continuing Operations - Basic	0.22	0.69	(0.47)	(68)%
Discontinued Operations	-	(2.24)	2.24	100%
Total EPS - Basic	$0.22	$(1.55)	$1.77	114%
Total EPS - Diluted (Note A)	$0.21	$(1.54)	$1.75	114%

Note A: Reflecting the effect of dilutive stock options, performance shares and restricted stock. Dilutive securities diluted earnings by $0.01 per share for the three months ended March 31, 2007, and diluted the loss by $0.01 per share for the three months ended March 31, 2006.

The following table presents a line-by-line breakdown of revenue and expenses from UIL Holdings’ Consolidated Statement of Income by subsidiary, including comparisons between the first quarter of 2007 and the first quarter of 2006. Significant variances are explained in the discussion and analysis of individual subsidiary results that follow.

	Quarter Ended	Quarter Ended	2007 more (less)
(In Millions)	Mar. 31, 2007	Mar. 31, 2006	than 2006

Operating Revenues - UI	$274.6	$200.3	$74.3

Fuel and energy expenses - UI	$176.1	$103.1	$73.0

Operation and maintenance expenses
UI	$54.8	$53.9	$0.9
Minority Interest Investment & Other (1)	0.1	2.6	(2.5)
Total operation and maintenance expenses	$54.9	$56.5	$(1.6)

Depreciation and amortization expenses
Depreciation - UI	$9.6	$7.8	$1.8
Amortization of regulatory assets (UI)	10.0	8.7	1.3
Total depreciation and amortization expenses	$19.6	$16.5	$3.1

Taxes - other than income taxes
UI - State gross earnings tax	$6.6	$6.5	$0.1
UI - other	4.7	4.4	0.3
Total taxes - other than income taxes	$11.3	$10.9	$0.4

Index

	Quarter Ended	Quarter Ended	2007 more (less)
(In Millions)	Mar. 31, 2007	Mar. 31, 2006	than 2006
Other Income (Deductions)
UI	$1.9	$2.5	$(0.6)
Minority Interest Investment & Other (1)	1.0	0.3	0.7
Total Other Income (Deductions)	$2.9	$2.8	$0.1

Interest Charges
UI	$4.4	$4.6	$(0.2)
UI - Amortization: debt expense, redemption premiums	0.4	0.4	-
Minority Interest Investment & Other (1)	1.1	1.5	(0.4)
Total Interest Charges	$5.9	$6.5	$(0.6)

Gain on Sale of Equity Investments -Minority Interest & Other (1)	$-	$18.9	$(18.9)

Income Taxes
UI	$4.5	$5.9	$(1.4)
Minority Interest Investment & Other (1)	(0.1)	6.4	(6.5)
Total Income Taxes	$4.4	$12.3	$(7.9)

Income from Equity Investment
UI	$0.1	$0.1	$-
Minority Interest Investment (2)	-	0.5	(0.5)
Total Income from Equity Investment	$0.1	$0.6	$(0.5)

Net Income
UI	$5.5	$7.6	$(2.1)
Minority Interest Investment & Other (1) (2)	(0.1)	9.2	(9.3)
Subtotal Income from Continuing Operations	$5.4	$16.8	$(11.4)
Discontinued Operations	-	(54.6)	54.6
Total Net Income (Loss)	$5.4	$(37.8)	$43.2

(1)
The category "Minority Interest Investment and Other" includes amounts recognized at the non-utility businesses in relation to their minority interest investments, as well as unallocated holding company costs.

(2)	Includes income (losses) recognized at the non-utility businesses in relation to their minority interest investments.

Index

The United Illuminating Company (UI) Results of Operations: First Quarter of 2007 vs. First Quarter of 2006

			2007 more (less) than 2006
	Quarter Ended March 31, 2007	Quarter Ended March 31, 2006	Amount	Percent
EPS
Total UI - basic	$0.22	$0.31	$(0.09)	(29)%
Total UI - diluted (Note A)	$0.21	$0.31	$(0.10)	(32)%

Retail Sales*	1,468	1,438	30	2%
Weather Impact* (Note B)	(6)	19	(25)	(2)%
Retail Sales - Normalized*	1,462	1,457	5	-%
* Millions of kilowatt-hours
Note A: Reflecting the effect of dilutive stock options, performance shares and restricted stock. Dilutive securities diluted the earnings by $0.01 per share for the three months ended March 31, 2007, but did not dilute earnings for the three months ended March 31, 2006.
Note B: Percentage change reflects impact to total retail sales.

UI’s net income was $5.5 million, or $0.22 per share, in the first quarter of 2007, compared to $7.6 million, or $0.31 per share, in the first quarter of 2006. The decrease in earnings was primarily due to a revised estimate of transmission revenue requirements, higher depreciation and the elimination in 2007 of the power procurement fee, partially offset by higher retail volume and higher retail price.

Overall, UI’s operating revenue increased by $74.3 million, from $200.3 million in the first quarter of 2006 to $274.6 million in the first quarter of 2007. Retail revenue increased $56.6 million due mainly to increases in customer prices. The price increase allowed UI to collect from customers amounts to offset the higher costs of procuring energy (see fuel and energy expense discussion below). Wholesale revenue increased by $1.1 million primarily due to higher wholesale market prices. Other revenues increased $16.6 million, largely due to the net activity of the GSC “working capital allowance.”

Fuel and energy expense increased by $73 million, from $103.1 million in the first quarter of 2006 to $176.1 million in the first quarter of 2007. Retail fuel expense increased by $74.4 million in the first quarter of 2007, primarily due to higher costs to procure power. UI receives electricity to satisfy its standard service and supplier of last resort requirements through a fixed-price purchased power agreement. These costs are recovered through the GSC and BFMCC portion of UI’s unbundled retail customer rates. UI’s wholesale energy expense in the first quarter of 2007 decreased by $1.4 million primarily due to decreased volume at the Bridgeport RESCO generating plant.

UI’s operation and maintenance (O&M) expenses increased by $0.9 million, from $53.9 million in the first quarter of 2006 to $54.8 million in the first quarter of 2007. The increase was primarily attributable to increases in transmission expenses, mainly due to higher regional power pool costs allocated to UI, partially offset by lower decommissioning costs incurred at Connecticut Yankee.

UI’s depreciation and amortization of regulatory assets increased by $3.1 million, from $16.5 million in the first quarter of 2006 to $19.6 million in the first quarter of 2007. The increase was primarily attributable to higher depreciation related to software costs and increased CTA amortization. UI accrues or defers additional amortization to achieve the authorized return on equity of 9.75% on unamortized CTA rate base.

UI’s other income and deductions decreased by $0.6 million, from $2.5 million in the first quarter of 2006 to $1.9 million in the first quarter of 2007. The decrease was primarily attributable to the elimination in 2007 of the fee associated with power procurement.

Index

Non-Utility Results of Operations: First Quarter 2007 vs. First Quarter 2006

			2007 more (less) than 2006
	Quarter Ended March 31, 2007	Quarter Ended March 31, 2006	Amount	Percent

EPS
Minority Interest Investments
UBE	$-	$(0.01)	$0.01	100%
UCI	-	0.44	(0.44)	(100)%
Subtotal Minority Interest Investments	-	0.43	(0.43)	(100)%

UIL Corporate (Note A)	-	(0.05)	0.05	100%

Total Non-Utility EPS from Continuing Operations	-	0.38	(0.38)	(100)%
Discontinued Operations	-	(2.24)	2.24	100%

Total Non-Utility EPS - Basic	$-	$(1.86)	$1.86	100%
Total Non-Utility EPS - Diluted (Note B)	$-	$(1.85)	$1.85	100%

Note A:	Includes interest charges and strategic and administrative costs of the non-utility holding company.
Note B:
Reflecting the effect of dilutive stock options, performance shares and restricted stock. Dilutive securities did not dilute earnings for the three months ended March 31, 2007, but diluted the loss by $0.01 per share for the three months ended March 31, 2006.

The consolidated non-utility businesses reported a minimal loss from continuing operations in the first quarter of 2007, compared to net income of $9.2 million, or $0.38 per share, in the first quarter of 2006. The decrease in earnings was mainly due to the absence of the gain on sale of Cross-Sound Cable.

The following is a detailed explanation of the quarterly variances for each of UIL Holdings’ non-utility businesses.

Non-Utility Businesses

Minority Interest Investments

United Bridgeport Energy, Inc. (UBE)

With the completion of the sale of UBE’s 33 1/3% interest in Bridgeport Energy, LLC, no results were reported in the first quarter of 2007. UBE lost $0.2 million, or $0.01 per share, in the first quarter of 2006.

United Capital Investments, Inc. (UCI)

UCI earned a minimal amount in the first quarter of 2007 compared to income of $10.7 million, or $0.44 per share, in the first quarter of 2006. The decrease in earnings was mainly due to the absence of gain on the sale of Cross-Sound Cable.

UIL Corporate

UIL Holdings retains certain costs at the holding company, or “corporate” level which are not allocated to the various non-utility subsidiaries. UIL Corporate incurred a loss of $0.1 million compared to a loss of $1.3 million, or $0.05 per share, in the first quarter of 2006. The improvement in 2007 earnings was primarily due to lower general and administrative expenses and increased interest income earned on short-term investments.

Index

Discontinued Operations

Xcelecom, Inc. (Xcelecom)

Xcelecom lost a minimal amount in the first quarter of 2007, compared to a loss of $54.6 million, or $2.24 per share, in the first quarter of 2006. The increase in earnings was primarily due to the absence of an after-tax goodwill impairment charge of $50.5 million recorded during the first quarter of 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

UIL Holdings’ and UI’s primary market risk is the interest rate risk associated with the need to refinance fixed rate debt at maturity and the remarketing of multi-annual tax-exempt bonds. The weighted-average remaining fixed rate period of outstanding long-term debt obligations of UIL Holdings and UI is 2 years, at an average interest rate of 4.5%.

On April 3, 2007, UI filed an application with the DPUC regarding its financing plan for the period from 2007 through 2009. UI is seeking approval from the DPUC to issue not more than $375 million principal amount of debt securities (the Proposed Notes). The proceeds from the sales of the Proposed Notes may be used by UI for the following purposes: (1) to refinance $225 million principal amount of maturing existing debt; (2) to finance capital expenditures; (3) for general corporate purposes; (4) to repay short-term borrowings incurred to temporarily fund these requirements; and (5) to pay issuance costs related to the Proposed Notes. The DPUC has not yet issued a schedule for this docket.

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

UIL Holdings carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of UIL Holdings’ disclosure controls and procedures as of March 31, 2007. Based on the foregoing, UIL Holdings’ Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective as of March 31, 2007.

There have been no changes in UIL Holdings’ internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect UIL Holdings’ internal control over financial reporting. During the quarter ended March 31, 2007, in connection with its evaluation of internal controls over financial reporting as of December 31, 2006 and as reported in its Annual Report on Form 10K for the fiscal year then ended, UIL Holdings further enhanced its internal controls and procedures through the implementation of a more rigorous review process of M&A and divestitures and their financial impacts. These changes were applied in preparing the financial statements for the quarter ended March 31, 2007.

Index

PART II. OTHER INFORMATION

Item 1A. - Risk Factors.

The financial condition and results of operations of UIL Holdings are subject to various risks, uncertainties and other factors, as described in UIL Holdings’ Annual Report on Form 10K for the year ended December 31, 2006. The following risk factors included in that report have been updated to reflect activity as of March 31, 2007:

The inability to collect certain accounts receivable of the divested Xcelecom companies and amounts due under promissory notes from the buyers of those companies could adversely impact UIL Holdings’ financial condition.

The buyers of the former Xcelecom companies are responsible for the collection of certain outstanding accounts receivable on behalf of UIL Holdings, which total $9.7 million as of March 31, 2007. If those accounts receivable are not collected, UIL Holdings will recognize additional losses (to the extent existing reserves related to those accounts are insufficient) and weaker than expected cash flows.

The buyers of certain former Xcelecom companies have signed promissory notes payable to Xcelecom or UIL Holdings, which total $11 million as of March 31, 2007. If those notes payable are not collected, UIL Holdings could recognize additional losses and weaker than expected cash flows.

UIL Holdings could suffer additional losses from the completion of certain outstanding projects by Xcelecom’s former operating companies.

UIL Holdings has financial responsibility for outstanding projects being completed by certain of Xcelecom’s former operating companies, whose costs to complete total approximately $27 million as of March 31, 2007. The buyers of those companies are responsible for the management and completion of outstanding projects and are operating based on estimates of the cost to complete those projects. Variations from the estimated contract costs, along with other risks inherent in performing fixed price and unit price contracts, may result in actual costs and billings differing from those estimated and could result in additional losses and negatively impact UIL Holdings’ cash flow. Cost overruns on these projects could also reduce the potential return of escrowed funds deposited to cover such overruns.

Item 6. Exhibits.

(a) Exhibits.

Exhibit Table Item Number	Exhibit Number	Description

(10)	10.34	Copy of Employment Agreement, dated February 28, 2007, between UIL Holdings Corporation and Linda L. Randell.
(10)	10.35	Copy of Second Amendment to the UIL Holdings Corporation 1999 Amended and Restated Stock Plan, dated March 27, 2007.
(10)	10.36	Copy of Third Amendment to the UIL Holdings Corporation Deferred Compensation Plan, dated March 27, 2007.
(31)	31.1	Certification of Periodic Financial Report.
(31)	31.2	Certification of Periodic Financial Report.
(32)	32	Certification of Periodic Financial Report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UIL HOLDINGS CORPORATION

Date 05/03/2007	/s/ Richard J. Nicholas
Richard J. Nicholas
Executive Vice President
and Chief Financial Officer

40