Form 10-Q
period 2007-08-02
UIL HOLDINGS CORP
filed 2007-08-02
CIK 1082510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

The number of shares outstanding of the issuer’s only class of common stock, as of August 1, 2007 was 25,160,004.

INDEX

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

Item 1A.	Risk Factors	50
Item 4.	Submission of Matters to Vote of Security Holders	51
Item 6.	Exhibits	51
	SIGNATURES	52

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statement

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF INCOME (LOSS)
AND
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In Thousands except per share amounts)
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Operating Revenues (Note F)
Utility	$216,732	$199,729	$491,295	$400,014
Non-utility businesses	4	5	8	9
Total Operating Revenues	216,736	199,734	491,303	400,023
Operating Expenses
Operation
Fuel and energy (Note F)	111,573	96,571	287,690	199,717
Operation and maintenance	55,106	54,551	110,031	111,056
Depreciation and amortization (Note F)	20,944	17,023	40,534	33,497
Taxes - other than income taxes (Note F)	10,314	10,147	21,579	20,986
Total Operating Expenses	197,937	178,292	459,834	365,256
Operating Income	18,799	21,442	31,469	34,767

Other Income and (Deductions), net (Note F)	3,871	3,374	6,833	6,192

Interest Charges, net
Interest on long-term debt	5,301	5,330	10,579	10,743
Other interest, net (Note F)	638	84	830	726
	5,939	5,414	11,409	11,469
Amortization of debt expense and redemption premiums	409	384	813	770
Total Interest Charges, net	6,348	5,798	12,222	12,239

Income Before Gain on Sale of Equity Investments, Income
Taxes, Equity Earnings and Discontinued Operations	16,322	19,018	26,080	28,720

Gain on Sale of Equity Investments (Note A)	-	-	-	18,908

Income Before Income Taxes, Equity Earnings and
Discontinued Operations	16,322	19,018	26,080	47,628

Income Taxes (Note E)	6,797	7,884	11,219	20,215

Income Before Equity Earnings and Discontinued Operations	9,525	11,134	14,861	27,413
Income (Loss) from Equity Investments	(39)	(883)	48	(342)
Income from Continuing Operations	9,486	10,251	14,909	27,071
Discontinued Operations, Net of Tax (Note N)	307	(7,251)	240	(61,859)

Net Income (Loss)	$9,793	$3,000	$15,149	$(34,788)

Average Number of Common Shares Outstanding - Basic	24,998	24,365	24,954	24,345
Average Number of Common Shares Outstanding - Diluted	25,269	24,683	25,231	24,648

Earnings Per Share of Common Stock - Basic:
Continuing Operations	$0.38	$0.42	$0.60	$1.11
Discontinued Operations	0.01	(0.30)	0.01	(2.54)
Net Earnings (Loss)	$0.39	$0.12	$0.61	$(1.43)

Earnings Per Share of Common Stock - Diluted:
Continuing Operations	$0.38	$0.42	$0.59	$1.10
Discontinued Operations	0.01	(0.30)	0.01	(2.51)
Net Earnings (Loss)	$0.39	$0.12	$0.60	$(1.41)

Cash Dividends Declared per share of Common Stock	$0.432	$0.432	$0.864	$0.864

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net Income (Loss)	$9,793	$3,000	$15,149	$(34,788)
Other comprehensive income, net of tax:
Interest rate cap mark-to-market	5	238	23	238
Other Comprehensive Income	5	238	23	238
Comprehensive Income (Loss) (Note A)	$9,798	$3,238	$15,172	$(34,550)

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET

ASSETS
(Thousands of Dollars)
(Unaudited)
	June 30,	December 31,
	2007	2006
Current Assets
Unrestricted cash and temporary cash investments	$31,983	$63,364
Restricted cash	203	366
Utility accounts receivable less allowance of $3,000 and $2,600	82,822	66,511
Other accounts receivable	18,967	33,741
Unbilled revenues	46,477	33,729
Current regulatory assets	43,666	43,755
Materials and supplies, at average cost	2,861	2,204
Deferred income taxes	9,318	9,303
Refundable taxes, net	19,597	29,609
Prepayments	4,013	2,942
Other current assets	2,741	2,655
Current assets of discontinued operations held for sale	13,123	10,406
Total Current Assets	275,771	298,585

Other investments	14,053	9,985

Property, Plant and Equipment at original cost
In service	869,728	838,072
Less, accumulated depreciation	302,523	290,742
	567,205	547,330
Construction work in progress	150,354	99,684
Net Property, Plant and Equipment	717,559	647,014

Regulatory Assets (future amounts due from customers
through the ratemaking process)	635,502	660,174

Deferred Charges and Other Assets
Unamortized debt issuance expenses	6,712	7,105
Other long-term receivable	8,377	7,313
Other	1,047	1,142
Total Deferred Charges and Other Assets	16,136	15,560

Long-term assets of discontinued operations held for sale	411	175

Total Assets	$1,659,432	$1,631,493

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET

CAPITALIZATION AND LIABILITIES
(Thousands of Dollars)
(Unaudited)
	June 30,	December 31,
	2007	2006
Current Liabilities
Notes payable	$46,000	$-
Current portion of long-term debt	78,286	78,286
Accounts payable	81,821	78,192
Dividends payable	10,822	-
Accrued liabilities	27,549	28,165
Current regulatory liabilities	10,410	21,877
Interest accrued	4,005	4,047
Current liabilities of discontinued operations held for sale	12,086	19,284
Total Current Liabilities	270,979	229,851

Noncurrent Liabilities
Purchase power contract obligation	29,625	38,836
Pension accrued	43,593	45,961
Connecticut Yankee contract obligation	27,328	28,923
Other post-retirement benefits accrued	35,904	35,002
Other	7,744	3,258
Total Noncurrent Liabilities	144,194	151,980

Deferred Income Taxes (future tax liabilities owed
to taxing authorities)	329,115	326,247

Regulatory Liabilities (future amounts owed to customers
through the ratemaking process)	57,561	54,125

Long-term liabilities of discontinued operations held for sale	248	106

Commitments and Contingencies (Note J)

Capitalization (Note B)
Long-term debt	404,317	408,603

Common Stock Equity
Common stock	327,072	323,383
Paid-in capital	10,092	15,363
Capital stock expense	(2,170)	(2,170)
Unearned employee stock ownership plan equity	(2,137)	(2,612)
Accumulated other comprehensive loss	(34)	(57)
Retained earnings	120,195	126,674
Net Common Stock Equity	453,018	460,581

Total Capitalization	857,335	869,184

Total Liabilities and Capitalization	$1,659,432	$1,631,493

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash Flows From Operating Activities
Net income (loss)	$15,149	$(34,788)
Adjustments to reconcile net income
to net cash provided by operating activities:
(Gain) on sale of equity investments	-	(18,908)
(Gain) on settlement of note receivable	(577)	-
Loss on sale of assets of discontinued operations held for sale	-	860
Goodwill impairment	-	85,004
Depreciation and amortization	30,916	24,584
Purchase power contract amortization (Note F)	10,414	10,603
Purchase power above market fuel expense credit (Note F)	(10,414)	(10,603)
Deferred income taxes	(465)	(38,069)
Stock-based compensation expense (Note A)	1,736	2,580
Excess tax benefits from share-based compensation	(293)	(315)
Pension expense	7,062	8,303
Allowance for funds used during construction - equity	(1,281)	(1,642)
Excess generation service charge	(7,677)	(4,668)
Other non-cash items (net)	344	265
Changes in:
Accounts receivable	(9,098)	16,379
Materials and supplies	(656)	(2,700)
Prepayments	(1,167)	(2,960)
Accounts payable	(8,712)	(3,224)
Interest accrued	(42)	(154)
Taxes accrued and refundable	10,020	7,161
Accrued pension expense	(4,226)	-
Accrued Liabilities	(1,964)	(11,010)
Other assets	(14,802)	8,219
Other liabilities	4,108	(10,757)
Total Adjustments	3,226	58,948
Net Cash provided by (used in) Operating Activities	18,375	24,160

Cash Flows from Investing Activities
Non-utility minority interest investments, net	-	(153)
Proceeds from Cross-Sound Cable Project	-	23,787
Proceeds from sale of equity investments	-	100,949
Proceeds from sale of Steel Point	4,600	-
Proceeds from settlement of note receivable	2,500	-
Proceeds from sale of assets of discontinued operations held for sale	-	2,450
Deferred payments in prior acquisitions	-	(9,382)
Plant expenditures including AFUDC debt	(84,983)	(26,219)
Changes in restricted cash	162	207
Net Cash provided by (used in) Investing Activities	(77,721)	91,639

Cash Flows from Financing Activities
Issuances of common stock	682	1,511
Excess tax benefits from share-based compensation	293	315
Payments on long-term debt	(4,286)	(4,286)
Notes payable - short-term, net	46,000	(25,577)
Expenses of issuances	(35)	-
Payment of common stock dividend	(10,806)	(21,046)
Other	-	6,079
Net Cash provided by (used in) Financing Activities	31,848	(43,004)

Cash and Temporary Cash Investments:
Net change for the period	(27,498)	72,795
Balance at beginning of period	63,364	28,860
Balance at end of period	35,866	101,655
Less cash and temporary cash investments of
discontinued operations at end of period	3,883	-
Continuing operations balance at end of period	$31,983	$101,655

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

   UIL HOLDINGS CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

(A)    STATEMENT OF ACCOUNTING POLICIES

Basis of Presentation

UIL Holdings Corporation (UIL Holdings) primarily operates its regulated utility business.  The utility business consists of the electric transmission and distribution operations of The United Illuminating Company (UI).  UIL Holdings also has a non-utility business, United Capital Investments, Inc. (UCI), which primarily holds passive minority ownership interests in two investment funds.  The non-utility businesses previously included (1) a minority ownership interest in Bridgeport Energy, LLC (BE) held by United Bridgeport Energy, Inc. (UBE) until the completion of the sale of that interest to an affiliate of Duke Energy on March 28, 2006, (2) UCI’s minority ownership interest in Cross-Sound Cable Company, LLC (Cross-Sound) until the completion of the sale of that interest to Babcock & Brown Infrastructure Ltd. on February 27, 2006, and (3) the operations of Xcelecom, Inc. (Xcelecom) until the substantial completion of the sale of that business effective December 31, 2006.  The remaining Xcelecom businesses are further described in Note A, “Discontinued Operations / Assets Held for Sale.” UIL Holdings is headquartered in New Haven, Connecticut, where its senior management maintains offices and is responsible for overall planning, operating and financial functions.  UIL Holdings’ Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes thereto included in UIL Holdings’ Annual Report on Form 10-K for the year ended December 31, 2006.  Such notes are supplemented below.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).  Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted in accordance with Securities and Exchange Commission rules and regulations.  UIL Holdings believes that the disclosures made herein are adequate to make the information presented not misleading.  The information presented in the consolidated financial statements reflects all adjustments which, in the opinion of UIL Holdings, are necessary for a fair statement of the financial position and results of operations for the interim periods described herein.  All such adjustments are of a normal and recurring nature.  The results for the six months ended June 30, 2007 are not necessarily indicative of the results that will be achieved for the entire fiscal year ending December 31, 2007.

Certain amounts previously reported in the Consolidated Statement of Cash lFows have been reclassified to conform to the current presentation, due to minor changes in presentation related to the additional breakout of non-cash operating activities.

Property, Plant and Equipment

UI accrues for estimated costs of removal for certain of its plant-in-service.  Such removal costs are included in the approved rates used to depreciate these assets.  At the end of the service life of the applicable assets, the accumulated depreciation in excess of the historical cost of the asset provides for the estimated cost of removal.  In accordance with Statement of Financial Accounting Standard (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” UI’s accrued costs of removal have been recorded as a regulatory liability.  Accrued costs of removal as of June 30, 2007 and December 31, 2006, totaled $4.1 million and $4.4 million, respectively.

UIL HOLDINGS CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Goodwill and Other Intangible Assets

Effective January 1, 2002, UIL Holdings adopted SFAS No. 142, “Goodwill and Other Intangible Assets.”  This statement modified the accounting and reporting of goodwill and intangible assets.  On April 26, 2006, UIL Holdings announced its intention to divest its wholly-owned subsidiary, Xcelecom, completing its corporate strategic realignment to focus on its regulated electric utility, UI.  This event required goodwill to be measured for impairment, and a pretax goodwill impairment charge of $85.0 million was recorded during the first quarter of 2006, based on UIL Holdings’ intent to divest and estimates of fair value as determined by indicative third party bids.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS No. 144) the impairment is included in discontinued operations.  See below, “Note (A) - Discontinued Operations / Assets Held For Sale.”  As of June 30, 2007 and December 31, 2006, UIL Holdings had no remaining goodwill recorded on its consolidated balance sheet.

Impairment of Long-Lived Assets and Investments

SFAS No. 144 also requires that rate-regulated companies recognize an impairment loss when a regulator excludes all or part of a cost from rates, even if the regulator allows the company to earn a return on the remaining costs allowed.  Under this standard, the probability of recovery and the recognition of regulatory assets under the criteria of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” must be assessed on an ongoing basis.  Determination that certain regulatory assets no longer qualify for accounting as such could have a material impact on the financial condition of both UI and UIL Holdings.  At June 30, 2007 and December 31, 2006, UI, as a rate-regulated entity, did not have any assets that were impaired under this standard.

Discontinued Operations / Assets Held for Sale

SFAS No. 144 also addresses the accounting for, and disclosure of, long-lived assets to be disposed of by sale.  Under SFAS No. 144, a long-lived asset or group of assets (disposal group) is classified as discontinued operations when (1) the company commits to a plan to sell the long-lived asset (disposal group) within a 12-month period, (2) there will be no significant continuing involvement following the sale, and (3) certain other criteria set forth in the statement are satisfied.  In such a case:

•	The long lived-assets (disposal group) are measured at the lower of its carrying value or fair value, less costs to sell, and will be classified as held for sale on the Consolidated Balance Sheet.
•	The long-lived assets (disposal group) are not depreciated (amortized) while it is classified as held for sale.
•	The related operations of the long-lived assets (disposal group) are reported as discontinued operations in the consolidated statement of operations, with all comparable periods restated.
•	The operations and cash flows of the disposal group are eliminated from ongoing operations.

On April 26, 2006, UIL Holdings announced its intention to divest its wholly-owned subsidiary, Xcelecom.  With the announcement, Xcelecom met the criteria set forth in SFAS No. 144 to be classified as held for sale and is reported as such in UIL Holdings’ Form 10-Q for the quarters ended June 30, 2007 and 2006.  UIL Holdings has substantially completed the sale of the Xcelecom business.  One subsidiary of Xcelecom, Thermal Energies, Inc. (TEI), with a current equity value of $0.5 million, continues to be held for sale.  UIL Holdings was unable to complete the sale of TEI during the 12-month period after April 26, 2006, due to circumstances beyond its control related to changes in the structure of the proposed plan of the sale of the other Xcelecom subsidiaries.  The entity is currently being actively marketed and management expects to sell the entity. As such, the operating results and financial position have been included as discontinued operations held for sale in the accompanying Consolidated Balance Sheet and Consolidated Statement of Income (Loss)s.

Major classes of assets and liabilities of Xcelecom as of June 30, 2007, consisted of current assets of $13.1 million, property, plant and equipment of $0.4 million, current liabilities of $12.1 million and non-current liabilities of $0.2 million.

        UIL HOLDINGS CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Earnings per Share

The following table presents a reconciliation of the basic and diluted earnings per share calculations for the three and six months ended June 30, 2007 and June 30, 2006:

	Income Applicable to Common Stock	Average Number of Shares Outstanding	Earnings per Share
	(In Thousands, except per share amounts)
Six Months Ended June 30:
2007
Basic earnings from continuing operations	$14,909	24,954	$0.60
Basic earnings (loss) from discontinued operations	240	24,954	0.01
Basic earnings (loss)	15,149	24,954	0.61
Effect of dilutive stock options (1)	-	277	(0.01)
Diluted earnings (loss)	$15,149	25,231	$0.60

2006
Basic earnings from continuing operations	$27,071	24,345	$1.11
Basic earnings (loss) from discontinued operations	(61,859)	24,345	(2.54)
Basic earnings (loss)	(34,788)	24,345	(1.43)
Effect of dilutive stock options (1)	-	303	0.02
Diluted earnings (loss)	$(34,788)	24,648	$(1.41)

Three Months Ended June 30:
2007
Basic earnings from continuing operations	$9,486	24,998	$0.38
Basic earnings (loss) from discontinued operations	307	24,998	0.01
Basic earnings (loss)	9,793	24,998	0.39
Effect of dilutive stock options (1)	-	271	-
Diluted earnings (loss)	$9,793	25,269	$0.39

2006
Basic earnings from continuing operations	$10,251	24,365	$0.42
Basic earnings (loss) from discontinued operations	(7,251)	24,365	(0.30)
Basic earnings (loss)	3,000	24,365	0.12
Effect of dilutive stock options (1)	-	318	-
Diluted earnings (loss)	$3,000	24,683	$0.12

(1)	Reflecting the effect of dilutive stock options, performance shares and restricted stock.
(2)
Dilutive securities diluted earnings from continuing operations by $0.01 per share for the six months ended June 30, 2007, but did not dilute earnings from continuing operations for the three months ended June 30, 2007 or discontinued operations for the three and six months ended June 30, 2007.  Dilutive securities did not impact the earnings from continuing operations or loss from discontinued operations for the three months ended June 30, 2006.  Dilutive securities diluted earnings from continuing operations by $0.01 per share and diluted the loss from discontinued operations by $0.03 per share for the six months ended June 30, 2006.

All outstanding stock options to purchases shares of common stock were included in the computation of diluted earnings per share for the three and six months ended June 30, 2007.  Stock options to purchase 471,757 shares of common stock were outstanding but not included in the computation of diluted earnings per share for the three and six months ended June 30, 2006, respectively, because the options’ exercise prices were greater than the average market price of the common shares during such periods.

        UIL HOLDINGS CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

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

In 2004, UIL Holdings implemented a performance-based long-term incentive arrangement under the UIL Holdings 1999 Amended and Restated Stock Plan (Plan) pursuant to which certain members of management have the opportunity to earn a pre-determined number of performance shares, the number of which is predicated upon the achievement of various pre-defined performance measures.  These performance shares vest at the end of the three-year cycle with the actual issuance of UIL Holdings’ common stock in respect of such shares following the end of each three-year cycle.  A new three-year cycle begins in January of each year.  UIL Holdings records compensation expense for these performance shares ratably over the three-year period, except in the case of retirement-eligible employees, for whom compensation expense is immediately recognized in accordance with SFAS No. 123R, based on the value of the expected payout at the end of each year relative to the performance measures achieved.  An additional $0.5 million of compensation expense was recorded in the first quarter of 2007 in regards to retirement-eligible employees based on the adoption of SFAS No. 123R retirement-eligible provisions.  A target amount of 81,750 performance shares were granted during the first quarter of 2007; the average of the high and low market price on the date of grant was $35.585 per share.  In March 2007, 84,957 vested shares were issued to members of management and receipt of 40,883 vested shares was deferred.  The number of deferred shares that ultimately will be issued is subject to the employees’ personal income tax election.

In March 2007, UIL Holdings granted a total of 2,213 shares of restricted stock to its President and Chief Executive Officer, James P. Torgerson, and 4,215 shares of restricted stock to its Senior Vice-President and General Counsel, Linda L. Randell, under the Plan and in accordance with their employment agreements; the average of the high and low market price on the date of those grants was $35.585 per share.  Compensation expense for this restricted stock is recorded ratably over the five-year vesting period for such restricted stock.  In the first quarter of 2007, 3,849 shares of restricted stock previously granted to Mr. Torgerson vested.

In March 2007, UIL Holdings granted a total of 22,512 shares of restricted stock to non-executive directors under the Plan; the average of the high and low market price on the date of grant was $35.585 per share.  Compensation expense for this restricted stock is recorded ratably over the three-year vesting period for such restricted stock, except in the case of retirement - eligible directors, for whom compensation expense is accelerated in accordance with SFAS No. 123R.  In March 2007, 33,333 shares of restricted stock previously granted to directors vested, of which 8,000 shares were issued to directors who did not elect to have their vested shares deferred.

Total stock-based compensation expenses were $1.7 million and $2.6 million, for the six months ended June 30, 2007 and 2006, respectively, and $0.5 million and $1.2 million, for the three months ended June 30, 2007 and 2006, respectively.

Comprehensive Income

Comprehensive income is equal to net income plus an interest rate cap mark-to-market adjustment related to the $64.5 million principal amount of Pollution Control Refunding Revenue Bonds.  For each of the three and six months ended June 30, 2007, comprehensive income was of an immaterial amount, after-tax.  For each of the three and six months ended June 30, 2006, comprehensive income was $0.2 million, after-tax.  For further information regarding this interest rate cap transaction, see “Note (B) – Capitalization – Long-Term Debt.”

  UIL HOLDINGS CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Equity Investment Sales

On February 27, 2006, UCI completed the sale of its ownership interest in Cross-Sound.  UCI received proceeds of $29.9 million for its $11.4 million investment in Cross-Sound.  Excluding transaction costs, UCI recognized a pretax gain on the sale of approximately $18.5 million.

On March 28, 2006, UBE completed the sale of its ownership interest in BE.  UBE received proceeds of $71 million for its $70.6 million investment in BE.  Excluding transaction costs, UBE recognized a pretax gain on the sale of approximately $0.4 million.

These gains on sale of ownership interests are included in gain on sale of equity investments on the UIL Holdings’ Consolidated Statement of Income (Loss) for the six months ended June 30, 2006.

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

UIL Holdings adopted the provisions of FIN 48 on January 1, 2007 and did not recognize any additional liability for unrecognized tax benefits or accrue any interest or penalties associated with uncertain tax benefits as of January 1, 2007.  Prior to the adoption of FIN 48, UIL Holdings recognized interest associated with uncertain tax positions as interest expense and penalties as a component of operation expense and has continued this treatment since the adoption of FIN 48.

UIL Holdings and its subsidiaries are subject to the United States federal income tax statutes administered by the Internal Revenue Service (IRS).  UIL Holdings and its subsidiaries are also subject to the income tax statutes of the State of Connecticut and those of other states in which the UIL Holdings’ subsidiaries have operated and transacted business.  As of January 1, 2007, the tax years of 2003, 2004, 2005 and 2006 remain open and subject to audit for both federal income tax and state income tax purposes.  Currently, the IRS is conducting an examination of the tax years 2004 and 2005.  The tax year 2003 has not been examined by the IRS and the statute of limitations for the 2003 tax year will lapse on September 15, 2007.

        UIL HOLDINGS CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Regulatory Accounting

UIL Holdings’ regulatory assets and liabilities as of June 30, 2007 and December 31, 2006 were comprised of the following:

(In Thousands)	June 30, 2007	December 31, 2006
Regulatory Assets
Nuclear plant investments – above market	$364,947	$375,169
Income taxes due principally to book-tax differences	68,446	66,458
Long-term purchase power contracts–above market	29,625	38,837
Connecticut Yankee	27,328	28,923
Unamortized redemption costs	16,516	16,917
Stranded cost recovery	65,970	67,324
Pension and other post-retirement benefit plans	104,259	108,248
Other	2,077	2,053
Total regulatory assets	679,168	703,929
Less current portion of regulatory assets	43,666	43,755
Regulatory Assets, Net	$635,502	$660,174

Regulatory Liabilities
Accumulated deferred investment tax credits	$5,417	$5,490
Deferred gain on sale of property	37,579	34,761
Excess generation service charge	3,344	11,021
Asset removal costs	4,063	4,383
Other	17,568	20,347
Total regulatory liabilities	67,971	76,002
Less current portion of regulatory liabilities	10,410	21,877
Regulatory Liabilities, Net	$57,561	$54,125

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

(B)  CAPITALIZATION

Common Stock

UIL Holdings had 25,155,789 shares of its common stock, no par value, outstanding at June 30, 2007, of which (1) 104,777 shares were unallocated shares held by UI’s 401(k)/Employee Stock Ownership Plan (KSOP), and (2) 42,421 shares of restricted stock.  The unallocated shares held by the KSOP and shares of restricted stock are not recognized as outstanding for purposes of calculating basic earnings per share.

UI has an arrangement under which it loaned $11.5 million to the KSOP.  Prior to the formation of UIL Holdings, the trustee for the KSOP used the funds to purchase 547,167 shares of UI common stock in open market transactions.  On July 20, 2000, effective with the formation of a holding company structure, unallocated shares held by the KSOP were converted into shares of UIL Holdings’ common stock.  The shares will be allocated to employees’ KSOP accounts, as the loan is repaid, to cover a portion of the required KSOP contributions.  Compensation expense is recorded when shares are committed to be allocated based on the fair market value of the stock.  The loan will be repaid by the KSOP over a 12-year period ending October 1, 2009, using employer contributions and UIL Holdings’ dividends paid on the unallocated shares of the stock held by the KSOP.  Dividends on allocated shares are charged to retained earnings.  As

UIL HOLDINGS CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

of June 30, 2007, 104,777 shares, with a fair market value of $3.5 million, had been purchased by the KSOP and had not been committed to be released or allocated to KSOP participants.

Long-Term Debt

On June 20, 2007, the Department of Public Utility Control (DPUC) approved UI’s financing plan for the period from 2007 through 2009. UI’s financing plan proposes that UI issue not more than $375 million principal amount of debt securities (the Proposed Notes).  No further DPUC approvals are required unless there are material modifications of the terms and conditions outlined in the financing plan.  The proceeds from the sales of the Proposed Notes may be used by UI for the following purposes: (1) to refinance $225 million principal amount of maturing existing debt; (2) to finance capital expenditures; (3) to repay short-term borrowings incurred to temporarily fund these requirements; (4) to pay issuance costs related to the Proposed Notes; and (5) for general corporate purposes.  UI has engaged a placement agent to assist the company with a private placement of debt securities with certain institutional accredited investors pursuant to Section 4(2) of the Securities Act of 1933, as amended.  Certain prospective investors have indicated interest in purchasing the debt securities, although UI will not be obligated to sell any securities, and no prospective investor will be obligated to buy any securities, until definitive documents are executed by all parties following the completion of due diligence by prospective investors.

On March 9, 2006, UI entered into an interest rate cap (rate cap) transaction to mitigate interest rate risk with respect to the $64.5 million principal amount of Pollution Control Refunding Revenue Bonds, 2003 Series, due October  1, 2033, issued by the Business Finance Authority of the State of New Hampshire (the Bonds).  The Bonds are currently in an auction rate mode by which the interest rate is established at auction every 35 days.  As of the last auction on July 2, 2007, the interest rate on the bonds was 3.75%.  The rate cap was set at 3.68% and became effective March 30, 2006.  The rate cap will terminate on August 5, 2009.  The rate cap is tied to the U.S. Dollar – Bond Market Association (USD-BMA) Municipal Swap Index.  If the average of the index for the calculation period exceeds the rate cap, UI will be paid an amount based on such difference.  For the three and six months ended June 30, 2007, UI received cash of an immaterial amount related to the average index exceeding the rate cap.  At the end of each quarter, the carrying value of the rate caps as reflected on the Consolidated Balance Sheet must be adjusted to reflect current market values.  The ineffective portion of the gains or losses from this rate cap adjustment is reported in current earnings, which resulted in a $0.1 million charge to income for the three months ended June 30, 2007 and an immaterial amount charged to expense for the six months ended June 30, 2007, respectively while the effective portion is reported within other comprehensive income.  UI paid $0.6 million to enter into the rate cap transaction, which is being amortized over the life of the rate cap based upon quarterly fair market value analysis.  As such, the above transaction constitutes hedge accounting and is marked-to-market in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133).

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

2007 Rates

On December 19, 2006, the DPUC issued a decision implementing UI’s 2007 rate increase and established customers’ generation services charge (GSC) for the first six months of 2007 to reflect the cost of wholesale power supply procured by UI to provide standard service and supplier of last resort service.  The decision implements a settlement between UI and the Prosecutorial unit of the DPUC staff that, in addition to implementation of new distribution and GSC rates, provides short-term measures to mitigate the impact of these rate increases on residential customers.  These measures consist of the acceleration of certain revenue requirement reductions and a temporary reduction in the working capital balance used to manage the monthly dollar amount difference between the GSC

UIL HOLDINGS CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

retail price charged to customers and monthly prices that UI is required to pay to its wholesale power suppliers.  Under the settlement and decision, UI will recover its power procurement costs and distribution rates in their entirety, along with the costs associated with these mitigation measures, including carrying charges calculated at UI’s pretax weighted cost of capital, and will restore the working capital balance to $9.1 million by the end of 2007.  During the first two quarters of 2007, UI implemented the 2007 rate increase in accordance with the terms of the final decision.  On July 1, 2007, revised retail rates became effective, reflecting new GSC rates for standard service and supplier of last resort, resulting from UI’s most recent power procurement, as described below.

Pension and Postretirement Expenses

In February 2007, the Internal Revenue Service mandated a change in the mortality tables utilized for certain ERISA-related liability calculations, effective January 1, 2007.  As a result, UI made a corresponding change to its mortality table assumption used to determine pension and postretirement expense for accounting purposes.  This change resulted in an increase to pension and postretirement expenses of approximately $1.8 million annually.  In its last rate case, UI requested regulatory asset treatment for the increase in pension and postretirement expenses if, and when, the Internal Revenue Service mandated a change in the mortality tables during the 2006 to 2009 period.  On August 1, 2007, in response to a UI request for clarification, the DPUC confirmed that it would be appropriate for UI to set up a regulatory asset for the change in such expenses resulting from the use of the new mortality tables.  In the second quarter, UI deferred approximately $0.9 million of pension and postretirement expense and set up a regulatory asset, reflecting the increase in costs from January 1, 2007 through June 30, 2007.  UI will continue to defer the incremental pension and postretirement costs resulting from the change in the mortality tables until its next rate case and believes it is probable that the regulatory asset will be recovered.

Power Supply Arrangements

UI must procure its standard service power pursuant to a procurement plan approved by the DPUC.  UI works closely with a third party consultant retained by the DPUC in the procurement process for standard service and supplier of last resort service and in recommending bids to the DPUC.

UI has now conducted three rounds of solicitation, the most recent in March-April 2007 for standard service and supplier of last resort service.  UI’s next round of solicitation for standard service and supplier of last resort service is scheduled for October 2007.  Under Connecticut legislation passed in 2007, supplier of last resort service will be procured on a quarterly basis going forward.

As a result of these procurements, UI has wholesale power supply agreements in place for the supply of all of UI’s standard service and supplier of last resort service to customers for all of 2007 and also has contracted for a portion of the standard service requirements for 2008.  These contracts are derivatives under SFAS No. 133 and UI elected the “normal purchase, normal sale” exception under SFAS No. 133.

On December 28, 2001, UI entered into an agreement with Virginia Electric and Power Company, subsequently assigned to its affiliate Dominion Energy Marketing, Inc. (DEMI), for the supply of all of UI’s generation service requirements through 2008 for certain customers who entered into long-term special contracts with UI prior to the enactment of the 1998 restructuring legislation.  Through contract expirations or customers choosing an alternate supplier to supply generation service requirements, these requirements will expire in August 2008.

Capacity Contracts

Pursuant to Connecticut Public Act 05-01 (the Energy Independence Act or EIA), the DPUC undertook a request for proposals process seeking proposals for contracts for differences related to new capacity.  The DPUC’s third party consultant has made recommendations to the DPUC as to the contracts and projects that should be accepted, and the DPUC contested proceeding to consider these contracts and projects is presently pending.  As directed by the DPUC, UI has executed two such contracts, which would become effective upon DPUC approval, and the DPUC has confirmed that costs associated with such contracts would be recoverable by UI.

UIL HOLDINGS CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

New Renewable Source Generation

Under Connecticut law, electric distribution companies are required to enter into contracts to purchase the output of new renewable source generation, up to a total of 150 megawatts in the future statewide, at prices and upon terms approved by the DPUC.  To date, one contract has been approved by the DPUC.  UI is not a party to that contract but, as directed by the DPUC, UI has executed a sharing agreement with The Connecticut Light and Power Company whereby UI pays 20% of the costs and obtains 20% of the benefits of the contract.  UI’s costs associated with all such contracts, whether UI is a direct party or pursuant to the sharing agreement, would be recoverable by UI.

Transmission

Regional Transmission Organization for New England

UI’s overall transmission return on equity will be determined by the mix of UI’s transmission rate base between new and existing transmission assets, and whether such assets are PTF (Pool Transmission Facilities) or Non-PTF.  UI’s transmission assets are primarily PTF assets.  For 2007, UI is estimating an overall allowed weighted-average return on equity for its transmission business of 11.99%.

Return on Equity

On October 31, 2006, the Federal Energy Regulation Commission (FERC) issued an initial order establishing allowable return on equity for various types of transmission assets (ROE Order).  The ROE Order set a base ROE of 10.20% and approved two ROE adders as follows: (i) a 50 basis point ROE adder for RTO participation; and (ii) a 100 basis point ROE adder for new transmission investment.  In addition, the FERC approved an ROE adjustment reflecting updated U.S. Treasury Bond data, applicable prospectively from the date of the order.

Various state agencies, public officials and electric cooperatives filed requests for rehearing of the FERC ROE Order.  They argue that there was no legitimate basis for the FERC to use the yield on U.S. Treasury Bonds to increase the New England Transmission Owners’ (TOs) common base ROE from 10.20% to 10.90%.  In addition, they argue that the evidentiary record showed that a 100 basis point ROE adder for new PTF investment would not change the TOs’ behavior and would produce no benefit for customers.  The TOs also filed a request for rehearing asserting that there is no record evidence supporting the FERC’s determination of base ROE of 10.20% (instead of 10.50%).  On December 29, 2006, the FERC granted rehearing for further consideration.

Middletown to Norwalk Project

On March 23, 2007, UI filed with the FERC to obtain incentive rate treatment for costs associated with the Middletown/Norwalk project.  In particular, UI sought approval for (1) the inclusion of 100% of construction work in progress (CWIP) in the transmission rate base, as opposed to the 50% previously approved, and (2) a 50 basis point ROE adder for the project’s use of advanced transmission technologies. A FERC order was issued on May 22, 2007, which accepted UI’s request for the inclusion of 100% of CWIP in rate base and partially accepted a 50 basis point added for advanced transmission technologies, which will only be applied to certain of the technologies that will be used in the construction of the project. UI estimates that approximately 50% of the project costs represent the advanced transmission technologies approved by the FERC.  In June 2007, the DPUC and other intervenors filed requests with FERC for rehearing of the decision granting UI these incentives.  On July 23, 2007, FERC granted rehearing for the limited purpose of further consideration of timely-filed rehearing requests.

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

UIL HOLDINGS CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

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

Transmission Adjustment Clause

UI makes a semiannual transmission adjustment clause (TAC) filing with the DPUC, setting forth its actual transmission revenues, projected transmission revenue requirement, and the required TAC charge or credit so that any under- or over-collections of transmission revenues from prior periods are reconciled along with the expected revenue requirements for the next six months from filing.  The DPUC holds an administrative proceeding to approve the TAC charge or credit and holds a hearing to determine the accuracy of customer billings under the TAC.  The TAC tariff and this semiannual change of the TAC charge or credit mitigates the lag between changes in UI’s FERC-approved transmission revenue requirements and its retail transmission rate and facilitates the timely matching of transmission revenues and transmission revenue requirements.

(D)  SHORT-TERM CREDIT ARRANGEMENTS

UIL Holdings has a money market loan arrangement with JPMorgan Chase Bank.  This is an uncommitted short-term borrowing arrangement under which JPMorgan Chase Bank may make loans to UIL Holdings for fixed periods.  The periods may be from one day up to six months, depending on UIL Holdings’ credit rating.  JPMorgan Securities, Inc. acts as an agent and sells the loans to investors.  The fixed interest rates on the loans are determined based on conditions in the financial markets at the time of each loan.  As of June 30, 2007, UIL Holdings did not have any short-term borrowings outstanding under this arrangement.

UI and UIL Holdings entered into a revolving credit agreement with a group of banks that extends to December 22, 2011.  The borrowing limit under the facility for UI is $175 million, with $50 million of the limit available for UIL Holdings.  The facility permits borrowings at fluctuating interest rates determined by reference to Citibank’s New York base rate and the Federal Funds Rate (as defined in the facility), and also permits borrowings for fixed periods of time specified by UI and UIL Holdings at fixed interest rates determined by the Eurodollar interbank market in London (LIBOR).  The facility also permits the issuance of letters of credit up to $50 million.  As of June 30, 2007, UI had $46 million outstanding under the facility and a standby letter of credit outstanding in the amount of $3 million that expires on September 28, 2007.  As of June 30, 2007, UIL Holdings had a standby letter of credit outstanding in the amount of $2.6 million.  This standby letter of credit expires on January 31, 2008, but is automatically extended for one year from the expiration date (or any future expiration date), unless the issuer bank elects not to extend.

UIL HOLDINGS CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(E) INCOME TAXES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In Thousands)
Income tax expense for continuing operations consists of:
Income tax provisions (benefit):
Current
Federal	$8,317	$6,781	$11,045	$20,886
State	1,370	1,922	1,208	5,909
Total current	9,687	8,703	12,253	26,795
Deferred
Federal	(2,006)	(324)	(284)	(4,592)
State	(848)	(459)	(677)	(1,915)
Total deferred	(2,854)	(783)	(961)	(6,507)

Investment tax credits	(36)	(36)	(73)	(73)

Total income tax expense	$6,797	$7,884	$11,219	$20,215

Income tax components charged as follows:
Operating tax expense	$6,840	$7,868	$11,729	$12,342
Nonoperating tax expense (benefit)	(27)	377	(529)	289
Equity investments tax (benefit)	(16)	(361)	19	7,584

Total income tax expense	$6,797	$7,884	$11,219	$20,215

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

Differences in the treatment of certain transactions for book and tax purposes occur which cause the rate of UIL Holdings’ reported income tax expense to differ from the statutory tax rate described above.  The effective book income tax rates for the three and six months ended June 30, 2007 were 41.7% and 42.9%, respectively, as compared to 43.5% and 42.8% for the three and six months ended June 30, 2006.  The changes in the 2007 effective book income tax rates from those for the 2006 periods were due primarily to differences in the amount of book depreciation in excess of non-normalized tax depreciation and a decrease in pretax book income from continuing operations  for the second quarter and first six months of 2007.

The effective book income tax rate for the six months ended June 30, 2007 is higher than the 2007 effective statutory tax rate due primarily to: (1) non-normalized effect associated with the CTA, and (2) differences in the amount of book depreciation in excess of non-normalized tax depreciation.  For the six months ended June 30, 2007, the effective state book income tax rate was less than the state statutory tax rate of 7.5% as a result of state tax credits recognized during the period.

UIL Holdings was not able to recognize a portion of federal income tax benefits or any state income tax benefits for capital losses associated with the divestiture of Xcelecom and the state income tax benefits associated with operating losses at Allan/Brite-Way Electrical Contractors, Inc. incurred during the year ended December 31, 2006.  As a

UIL HOLDINGS CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

result, UIL Holdings has recorded a valuation allowance of $7.1 million and $12.7 million, respectively, associated with future federal and state income tax benefits from capital losses in connection with which the realization was uncertain as of December 31, 2006.  These future federal and state income tax benefits may be recognized over the course of the next five years to the extent that capital gains are realized by UIL Holdings, with respect to federal income tax benefits, and by Xcelecom, with respect to the state income tax benefits.  During the first six months of 2007, UIL Holdings was able to recognize $0.1 million of federal and state income tax benefits as a result of capital gains realized during the six month period resulting from the settlement reached with the buyer of Terry’s Electric, Inc.  See “Note N – Discontinued Operations.”

UIL HOLDINGS CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(F) SUPPLEMENTARY INFORMATION

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In Thousands)
Operating Revenues
Utility:
Retail	$212,019	$181,096	$449,035	$361,530
Wholesale	9,220	6,875	18,195	14,797
Other (1)	(4,507)	11,758	24,065	23,687
Non-utility business unit revenues:
Other	4	5	8	9
Total Operating Revenues	$216,736	$199,734	$491,303	$400,023

Fuel and Energy
Fuel and Energy Expense	$116,809	$101,902	$298,104	$210,320
Purchase Power above market fuel expense credit (2)	(5,236)	(5,331)	(10,414)	(10,603)
Total Fuel and Energy Expense	$111,573	$96,571	$287,690	$199,717

Depreciation and Amortization
Utility property, plant, and equipment depreciation	$8,712	$7,699	$18,322	$15,454
Amortization of nuclear plant regulatory assets	6,885	3,699	11,577	6,837
Amortization of purchase power contracts (2)	5,236	5,331	10,414	10,603
Subtotal CTA Amortization	12,121	9,030	21,991	17,440
Amortization of intangibles	8	-	16	4
Amortization of other regulatory assets	103	294	205	599
Total Amortization	12,232	9,324	22,212	18,043
Total Depreciation and Amortization	$20,944	$17,023	$40,534	$33,497

Taxes - Other than Income Taxes
Connecticut gross earnings	$6,678	$6,678	$13,302	$13,129
Local real estate, personal property and other	2,524	2,461	5,281	5,194
Payroll taxes	1,112	1,008	2,996	2,663
Total Taxes - Other than Income Taxes	$10,314	$10,147	$21,579	$20,986

Other Income and (Deductions), net
Interest income	$821	$1,136	$2,169	$1,762
Allowance for funds used during construction	1,408	793	2,395	1,642
C&LM incentive	156	156	301	307
GSC procurement fee	-	642	-	1,299
ISO load response, net	875	360	1,674	925
Miscellaneous other income and (deductions) - net	611	287	294	257
Total Other Income and (Deductions), net	$3,871	$3,374	$6,833	$6,192

Other Interest, net
Notes Payable	$626	$-	$786	$151
Other	12	84	44	575
Total Other Interest, net	$638	$84	$830	$726

(1) Includes activity in the GSC "working capital allowance" which can positvely or negatively impact other revenues.
(2) The amortization of this regulatory asset is a cash neutral item, as there is an offsetting liability which is relieved through a credit to fuel and energy expense.

UIL HOLDINGS CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(G)  PENSION AND OTHER BENEFITS

The United Illuminating Company Pension Plan (the Pension Plan) covers the majority of employees of UIL Holdings and UI.  UI also has a non-qualified supplemental pension plan for certain employees and a non-qualified retiree-only pension plan for certain early retirement benefits.

Funding policy for the Pension Plan is to make annual contributions that satisfy the minimum funding requirements of ERISA but that do not exceed the maximum deductible limits of the Internal Revenue Code.  These amounts are determined each year as a result of an actuarial valuation of the Pension Plan.  Based upon preliminary actuarial calculations, UI does not expect to make a contribution to the Pension Plan for 2007.  In addition, UI did make cash payouts to its retired Chief Executive Officer under the Supplemental Executive Retirement Plan totaling $4.1 million, of which $2.7 million was paid in January 2007 and $1.4 million was paid in April 2007.

In addition to providing pension benefits, UI also provides other post-retirement benefits (OPEB), consisting principally of health care and life insurance benefits, for retired employees and their dependents.  For funding purposes, UI has established Voluntary Employees’ Benefit Association Trust (VEBA) accounts for the years 2007 through 2020 to fund OPEB for UI’s non-union employees who retire on or after January 1, 1994.  These VEBA’s were approved by the Internal Revenue Service and UI is expected to contribute approximately $3.7 million in 2007 to fund OPEB for non-union employees.

Union employees whose sum of age and years of service at the time of retirement is equal to or greater than 85 (or who are 62 with at least 20 years of service) are eligible for benefits partially subsidized by UI.  UI does not expect to make a contribution in 2007 to fund OPEB for union employees.

UI adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits an amendment of FASB No. 87, 88, 106 and 132(R)” (SFAS 158), as of December 31, 2006 on a prospective basis.  The Statement requires an employer that sponsors one or more defined benefit pension or other postretirement plans to recognize an asset or liability for the overfunded or underfunded status of the plan.  For a pension plan, the asset or liability is the difference between the fair value of the plan’s assets and the projected benefit obligation.  For any other postretirement benefit plan, the asset or liability is the difference between the fair value of the plan’s assets and the accumulated postretirement benefit obligation.  UI will reflect all unrecognized prior service costs and credits and unrecognized actuarial gains and losses as regulatory assets rather than in accumulated other comprehensive income, as it is probable that such items are recoverable through the ratemaking process in future periods. This statement was effective for fiscal years ending after December 15, 2006.

UIL HOLDINGS CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

The following tables represent the components of net periodic benefit cost for pension and OPEB for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,
	Pension Benefits		Other Post-retirement Benefits
	2007	2006	2007	2006
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$1,831	$1,761	$326	$318
Interest cost	5,009	4,635	879	864
Expected return on plan assets	(6,506)	(5,965)	(597)	(409)
Amortization of:
Prior service costs	221	263	(31)	(32)
Transition obligation (asset)	-	-	264	264
Actuarial (gain) loss	1,575	1,888	411	563
Additional amount recognized due to settlement or curtailment (1)	413	-	-	-
Net periodic benefit cost	$2,543	$2,582	$1,252	$1,568

The following actuarial weighted average assumptions were used in calculating net periodic benefit cost:
Discount rate	5.75%	5.50%	5.75%	5.50%
Average wage increase	4.40%	4.40%	N/A	N/A
Return on plan assets	8.50%	8.25%	8.50%	8.25%
Pre-65 health care trend rate (current yr)	N/A	N/A	10.00%	11.00%
Pre-65 health care trend rate (2012+)	N/A	N/A	5.50%	5.50%
Post-65 health care trend rate (current yr)	N/A	N/A	5.50%	6.00%
Post-65 health care trend rate (2008+)	N/A	N/A	5.00%	5.00%

N/A – not applicable.

(1) Reflects settlement charges resulting from a distribution to a former employee upon retirement.

UIL HOLDINGS CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

	Six Months Ended June 30,
	Pension Benefits		Other Post-retirement Benefits
	2007	2006	2007	2006
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$3,662	$3,522	$651	$636
Interest cost	10,018	9,270	1,758	1,728
Expected return on plan assets	(13,012)	(11,931)	(1,193)	(818)
Amortization of:
Prior service costs	442	526	(62)	(64)
Transition obligation (asset)	-	-	529	529
Actuarial (gain) loss	3,161	3,776	822	1,127
Additional amount recognized due to settlement or curtailment (1)	1,189	-	-	-
Net periodic benefit cost	$5,460	$5,163	$2,505	$3,138

The following actuarial weighted average assumptions were used in calculating net periodic benefit cost:
Discount rate	5.75%	5.50%	5.75%	5.50%
Average wage increase	4.40%	4.40%	N/A	N/A
Return on plan assets	8.50%	8.25%	8.50%	8.25%
Pre-65 health care trend rate (current yr)	N/A	N/A	10.00%	11.00%
Pre-65 health care trend rate (2012+)	N/A	N/A	5.50%	5.50%
Post-65 health care trend rate (current yr)	N/A	N/A	5.50%	6.00%
Post-65 health care trend rate (2008+)	N/A	N/A	5.00%	5.00%

N/A – not applicable.

(1) Reflects settlement charges resulting from a distribution to a former employee upon retirement.

(H)  RELATED PARTY TRANSACTIONS

Arnold L. Chase, a Director of UIL Holdings since June 28, 1999, holds a beneficial interest in the building located at 157 Church Street, where UI leases office space for its corporate headquarters.  UI’s lease payments for this office space for the six months ended June 30, 2007 and 2006 totaled $5.1 million and $4.9 million, respectively and $2.6 million for each of the three months ended June 30, 2007 and 2006.

(J)  COMMITMENTS AND CONTINGENCIES

Other Commitments and Contingencies

Connecticut Yankee Atomic Power Company

UI has a 9.5% stock ownership share in the Connecticut Yankee Atomic Power Company (Connecticut Yankee), the carrying value of which was $1.3 million as of June 30, 2007.  On December 4, 1996, the Board of Directors of Connecticut Yankee voted unanimously to retire the Connecticut Yankee nuclear plant (the Connecticut Yankee Unit) from commercial operation.  A decision by the FERC that became effective on August 1, 2000 allows Connecticut Yankee to collect, through the power contracts with the unit’s owners, the FERC-approved decommissioning costs, other costs associated with the permanent shutdown of the Connecticut Yankee Unit, the unrecovered investment in the Connecticut Yankee Unit, and a return on equity of 6%.  Connecticut Yankee may recover 9.5% of these costs from UI.  The decommissioning project was substantially completed in the first quarter of 2007.  However, Connecticut Yankee will continue to, among other things, monitor ground water for potential contamination levels and store spent nuclear fuel.

UIL HOLDINGS CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Connecticut Yankee updates its cost to decommission the unit at least annually, and more often as needed, and provides UI with a projected recovery schedule depicting annual costs expected to be billed to UI, including a return on investment over the term of the projected recovery period.  The present value of these costs is calculated using UI’s weighted-average cost of capital and, after consideration of recoverability, recorded as a Connecticut Yankee Contract Obligation and a corresponding regulatory asset.  At June 30, 2007, UI has regulatory approval to recover in future rates (through the CTA) its $27.3 million regulatory asset for Connecticut Yankee over a term ending in 2015.

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

In 1998, Connecticut Yankee, along with Maine Yankee and Yankee Atomic, two other New England-based owners of shut-down nuclear generating plants, filed claims in the United States Court of Federal Claims seeking damages resulting from the breach of the 1983 contracts by the DOE.  In November of 1998, the Court ruled that the DOE had breached the contracts and was liable for damages, but left the amount of damages to be determined after a trial on the evidence.  The ruling was affirmed by the United States Court of Appeals for the Federal Circuit in August of 2000.  On October 4, 2006, the Court issued judgment for Connecticut Yankee in the amount of $34.2 million for its spent-fuel-related costs through 2001, ruling in favor of Connecticut Yankee on substantially all of the major issues.  Connecticut Yankee had sought $37.7 million in damages for the period covered by the decision.  On December 4, 2006, the DOE appealed the decision to the United States Court of Appeals for the Federal Circuit and filed its opening brief on April 6, 2007.  On July 10, 2007, Connecticut Yankee filed its response and made a cross appeal.

As an interim measure until the DOE complies with its contractual obligation to dispose of Connecticut Yankee’s spent fuel, Connecticut Yankee constructed an independent spent-fuel storage installation (ISFSI), utilizing dry-cask storage, on the Plant site and completed the transfer of its Nuclear Waste to the ISFSI in 2005.

Hydro-Quebec

UI is a participant in the Hydro-Quebec (HQ) transmission tie facility linking New England and Quebec, Canada.  UI has a 5.45% participating share in this facility, which has a maximum 2000-megawatt equivalent generation capacity value.  UI furnished a guarantee for its participating share of the debt financing for one phase of this facility in April 1991, ending in August 2015, in the amount of $11.7 million.  The amount of this guarantee is reduced monthly, proportionate with principal paid on the underlying debt.  As of June 30, 2007, the amount of UI’s guarantee for this debt totaled approximately $2.5 million.

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

UIL HOLDINGS CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Middletown/Norwalk

In April 2007, during construction of the Middletown/Norwalk project in Bridgeport, Connecticut, UI encountered soil contaminated with polychlorinated biphenyls (PCBs).  UI stopped construction at the location, which was a road not owned by UI, and notified the Connecticut Department of Environmental Protection (CDEP).  At the CDEP’s request, UI is determining the extent of the contamination within the limits of the Project.  In the second quarter of 2007, based on preliminary analysis, UI recorded a liability of $1.7 million related to the remediation.  Testing is underway and, when complete, UI will present a remediation plan to the CDEP.  At such time, the estimated liability may be adjusted to reflect the actual work expected to be performed.  UI believes that it is not responsible for this contamination, but is unable to state with certainty whether UI will be reimbursed by the property owner, the Connecticut Department of Transportation, for remediation costs.  Any costs that are incurred by UI are expected to be recovered through transmission rates and are reflected as such in UI’s Consolidated Statement of Income (Loss).

Branford Landfill

By letter dated June 29, 2007, the United States Environmental Protection Agency (“USEPA”) sent UI a request for information and documents related to the environmental conditions at, and cleanup of, the East Main Street Disposal Superfund Site in Branford, Connecticut. The subject site consists of two residential properties.  The USEPA requests information related to the period 1967-1986, primarily with respect to UI’s construction and operation of the New Haven Harbor Station generating station.  UI is determining whether it has any information or documents responsive to the request, and expects to provide responsive information or documents, if any, to the USEPA in August 2007.  UI cannot presently assess the impact, if any, of this recent USEPA request.

Site Decontamination, Demolition and Remediation Costs

On June 16, 2006, UI executed its agreement with the City of Bridgeport and its Redevelopment Authority (the City) for the transfer of title of UI’s Steel Point property to the City and settlement of all claims against the City with respect to relocation of a substation and repair/replacement of a bulkhead, in exchange for payment to UI of $14.9 million, which represents the commercial value of the property and cost to replace the bulkhead.  Pursuant to a Memorandum of Understanding among UI, the City of Bridgeport, and the City’s selected developer for the property (MOU), the City must also provide to UI, within one year and free of charge, a substation site within a reasonable proximity to the Steel Point property.  On July 12, 2006, the DPUC approved the proposed transfer of property and all of the terms of the MOU.  The DPUC also accepted the proposed ratemaking treatment submitted by UI with respect to the property, the substation, and the bulkhead, which provides for UI to recover costs related to the Steel Point property through the CTA, subject to DPUC approval in the annual CTA/SBC reconciliation filing.  Pursuant to the terms of the MOU, title transferred to the City on or about December 13, 2006, upon payment to UI of the first $10.3 million, of the $14.9 million total required payment.  The remaining $4.6 million was paid on June 29, 2007.

Under the MOU, the City and developer released UI from any further liability with respect to the Steel Point property after title transferred, and the City and/or developer must now indemnify UI for environmental matters related to the Steel Point property.  However, UI may be required to remove additional soil on the Steel Point property to achieve environmental compliance to remedy conditions that were discovered before title transferred.  The City and the developer have subsequently claimed that there is additional remediation that may be necessary.  UI is currently investigating the claim, but cannot determine the financial impact of any such additional remediation, if any, at this time.  However, any additional costs are expected to be recovered through the CTA.  The sole exception to the indemnity is for personal injury claims brought against UI by UI employees or contractors hired by UI relating to incidents that occurred on the site before title transferred to the City.  UI is not aware of any such claims.  In addition, the MOU provides that there is no indemnity for liability related to contaminated harbor sediments.  UI would seek to recover all uninsured costs related to such sediments that are UI’s responsibility, to the extent incurred, through the CTA in accordance with the ratemaking treatment approved in the DPUC’s July 12, 2006 decision.

UIL HOLDINGS CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Subsequent to the demolition of Steel Point Station, the adjacent East Main Street Substation was removed at the request of the City of Bridgeport and UI expanded the Congress Street Substation to replace it.  Such removal and expansion costs totaled $10.3 million, of which UI was entitled to $8.9 million.  As a result of the approved ratemaking described above, $8.5 million of the expansion costs were added to UI’s distribution rate base and the remaining $0.4 in removal costs will be recovered through the annual CTA/SBC reconciliation filing.  The remaining $1.4 million of costs related to the Congress Street Substation are transmission assets recoverable through UI’s transmission rates.

A site on the Mill River in New Haven was conveyed by UI in 2000 to an unaffiliated entity, Quinnipiac Energy LLC (QE), reserving to UI permanent easements for the operation of its transmission facilities on the site.  At the time of the sale, a fund of approximately $1.9 million, an amount equal to the then-current estimate for remediation, was placed in escrow for purposes of bringing soil and groundwater on the site into compliance with applicable environmental laws.  Approximately $0.4 million of the escrow fund remains unexpended.  QE’s environmental consultant reports that approximately $2 million of remediation remains to be performed.  QE has entered into a long-term agreement to lease the property to a Long Island developer (Evergreen Power).  UI could be required by applicable environmental laws to finish remediating any subsurface contamination at the site if it is determined that QE and/or Evergreen Power has not completed the appropriate environmental remediation at the site.

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

UIL HOLDINGS CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Claim of Dominion Energy Marketing, Inc.

On December 28, 2001, UI entered into an agreement with Virginia Electric and Power Company, which was subsequently assigned to its affiliate, Dominion Energy Marketing, Inc. (DEMI), for the supply of all of UI’s standard offer generation service needs from January 1, 2002 through December 31, 2003, and for the supply of all of UI’s generation service requirements for special contract customers through 2008 (Power Supply Agreement or PSA).  In December 2004, UI received a letter from DEMI claiming that under the terms of this agreement, DEMI should not have been allocated “CT Reliability COS” charges related to reliability-must-run agreements between ISO-NE and NRG (the owner of power plants located in Connecticut that were formerly owned by Northeast Utilities) in an amount currently estimated at $8.2 million, plus interest.  DEMI claims that such charges are fixed operation and maintenance costs, rather than “Transmission Congestion Costs” for which DEMI is responsible under the terms of the PSA.  UI filed a complaint with the FERC requesting that it exercise jurisdiction and order DEMI to abide by the terms and conditions of the PSA and on May 13, 2005, the FERC issued an order granting UI’s request, finding that DEMI is responsible for the “CT Reliability COS” charges.  DEMI filed a request for rehearing with the FERC, and on May 26, 2006, a FERC administrative law judge (ALJ) issued an initial decision finding DEMI responsible for the “CT Reliability COS” charges.  DEMI subsequently took exception to the ALJ’s initial decision and requested that the Commission reconsider the initial decision.  The Commission unanimously adopted the ALJ’s initial decision and held that DEMI is responsible for the “CT Reliability COS” charges.  On March 22, 2007, DEMI filed a request for rehearing of the Commission’s order.  On April 23, 2007, the FERC issued an order granting rehearing for further consideration.  The FERC has not yet issued a substantive ruling on DEMI’s request.  If UI is determined to be liable for these amounts to DEMI, UI would seek recovery of these amounts through the regulatory process.

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

UI has not paid the assessment and, on October 18, 2005, filed a lawsuit with the Superior Court for the State of Connecticut in order to appeal the DRS’s ruling.  Because this issue has not been previously adjudicated, UI has recorded a reserve of $1.4 million, of which $0.2 million was recorded in 2007, representing UI’s total estimated liability for additional tax and interest covering: (1) the original audit period of July 1, 1998 through December 31, 2000; (2) a subsequent audit period of July 1, 2001 through June 30, 2004; and (3) the unaudited period of July 1, 2004 through June 30, 2007.

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

UIL HOLDINGS CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Property Tax Assessment

In the first quarter of 2007, UI received notice from the City of Bridgeport (the City) that the personal property tax assessment for October 1, 2006 had been increased from the amount declared by UI of $55.7 million to $69.7 million, based upon the assertion by the City that UI’s property tax declaration was not timely filed.  UI mailed the declarations prior to the November 1, 2006 filing deadline, but the assessor asserts that the declarations were received after November 1, 2006 and were thus not timely filed.  UI appealed the increased assessment to the Bridgeport Board of Assessment Appeal which denied the appeal.  The increase in the personal property tax assessment levied by the City equates to approximately $0.6 million.  UI believes that its property tax declaration was filed on a timely basis under Connecticut law and is contesting the increased assessment in the Superior Court of the State of Connecticut.  On July 31, 2007, UI paid the first half of its property tax obligations to the City which included half of the increased assessment, or $0.3 million, in order to avoid any potential interest charges applicable to unpaid property tax assessments.  UI will, in turn, amend its complaint with the Superior Court to seek a refund of this $0.3 million payment.

Cross-Sound Cable Company, LLC

UIL Holdings and UCI continue to provide two guarantees, in original amounts of $2.5 million and $1.3 million, in support of guarantees by Hydro-Quebec (HQ), the former majority owner of Cross-Sound, to third parties in connection with the construction of the project.

The $2.5 million guarantee supports an HQ guarantee to the Long Island Power Authority to provide for damages in the event of a delay in the date of achieving commercial operation of the Cross-Sound Cable.  UIL Holdings expects commercial operating status to be maintained and, accordingly, it has not recorded a liability related to this guarantee in its Consolidated Balance Sheet as of June 30, 2007.

The $1.3 million guarantee supports an agreement under which Cross-Sound is providing compensation to shell fishermen for their losses, including loss of income, incurred as a result of the installation of the cable.  The payments to the fishermen are being made over a 10-year period, ending October 2013, and the obligation under this guarantee reduces proportionately with each payment made. As of June 30, 2007, the remaining amount of the guarantee was $1 million.  Based upon a management assessment, UIL Holdings has not recorded a liability related to this guarantee in its Consolidated Balance Sheet as of June 30, 2007.

(M)  SEGMENT INFORMATION

UIL Holdings has two reporting segments related to UI: distribution of electricity and transmission of electricity.  Revenues from inter-segment transactions are not material.  All of UIL Holdings’ revenues are derived in the United States.  The following measures of segment profit and loss are utilized by management for purposes of making decisions about allocating resources to the segments and assessing performance.

The following table reconciles certain segment information with that provided in UIL Holdings’ Consolidated Financial Statements.  In the table, “Other” includes the information for the remainder of UIL Holdings’ non-utility businesses, including minority interest investments and administrative costs.

UIL HOLDINGS CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(M) SEGMENT INFORMATION
(In Thousands)
	Three Months Ended June 30, 2007
	UI
	Distribution	Transmission	Total UI	Other (1)	Total
Operating Revenues	$199,760	$16,972	$216,732	$4	$216,736
Fuel and Energy	111,573	-	111,573	-	111,573
Operation and maintenance	44,845	9,906	54,751	355	55,106
Depreciation and amortization	19,783	1,153	20,936	8	20,944
Taxes - other than income taxes	8,532	1,782	10,314	-	10,314
Operating Income (Loss)	15,027	4,131	19,158	(359)	18,799

Other Income and (Deductions), net	2,454	833	3,287	584	3,871

Interest Charges, net	4,333	898	5,231	1,117	6,348

Income (Loss) From Continuing Operations Before Sale of
Equity Investments, Income Taxes and Equity Earnings	13,148	4,066	17,214	(892)	16,322
Gain (Losses) on sale of Equity Investments	-	-	-	-	-
Income (Loss) From Continuing Operations Before Income
Taxes and Equity Earnings	13,148	4,066	17,214	(892)	16,322
Income Taxes (Benefits)	5,973	1,178	7,151	(354)	6,797
Income (Loss) From Continuing Operations Before Equity Earnings	7,175	2,888	10,063	(538)	9,525
Income (Losses) from Equity Investments	(39)	-	(39)	-	(39)
Income (Loss) From Continuing Operations	7,136	2,888	10,024	(538)	9,486
Discontinued Operations, Net of Tax	-	-	-	307	307
Net Income (Loss)	$7,136	$2,888	$10,024	$(231)	$9,793

	Three Months Ended June 30, 2006
	UI
	Distribution	Transmission	Total UI	Other (1)	Total
Operating Revenues	$181,486	$18,243	$199,729	$5	$199,734
Fuel and Energy	96,571	-	96,571	-	96,571
Operation and maintenance	43,775	9,866	53,641	910	54,551
Depreciation and amortization	15,786	1,237	17,023	-	17,023
Taxes - other than income taxes	8,245	1,901	10,146	1	10,147
Operating Income (Loss)	17,109	5,239	22,348	(906)	21,442

Other Income and (Deductions), net	1,858	328	2,186	1,188	3,374

Interest Charges, net	3,949	582	4,531	1,267	5,798

Income (Loss) From Continuing Operations Before Sale of
Equity Investments, Income Taxes and Equity Earnings	15,018	4,985	20,003	(985)	19,018
Gain (Losses) on sale of Equity Investments	-	-	-	-	-
Income (Loss) From Continuing Operations Before Income
Taxes and Equity Earnings	15,018	4,985	20,003	(985)	19,018
Income Taxes (Benefits)	6,395	1,891	8,286	(402)	7,884
Income (Loss) From Continuing Operations Before Equity Earnings	8,623	3,094	11,717	(583)	11,134
Income (Losses) from Equity Investments	(883)	-	(883)	-	(883)
Income (Loss) From Continuing Operations	7,740	3,094	10,834	(583)	10,251
Discontinued Operations, Net of Tax	-	-	-	(7,251)	(7,251)
Net Income (Loss)	$7,740	$3,094	$10,834	$(7,834)	$3,000

UIL HOLDINGS CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

	Six Months Ended June 30, 2007
	UI
	Distribution	Transmission	Total UI	Other (1)	Total
Operating Revenues	$455,346	$35,949	$491,295	$8	$491,303
Fuel and Energy	287,690	-	287,690	-	287,690
Operation and maintenance	87,648	21,929	109,577	454	110,031
Depreciation and amortization	38,122	2,396	40,518	16	40,534
Taxes - other than income taxes	17,568	4,011	21,579	-	21,579
Operating Income (Loss)	24,318	7,613	31,931	(462)	31,469

Other Income and (Deductions), net	3,959	1,276	5,235	1,598	6,833

Interest Charges, net	8,358	1,669	10,027	2,195	12,222

Income (Loss) From Continuing Operations Before Sale of
Equity Investments, Income Taxes and Equity Earnings	19,919	7,220	27,139	(1,059)	26,080
Gain (Losses) on sale of Equity Investments	-	-	-	-	-
Income (Loss) From Continuing Operations Before Income
Taxes and Equity Earnings	19,919	7,220	27,139	(1,059)	26,080
Income Taxes (Benefits)	9,540	2,085	11,625	(406)	11,219
Income (Loss) From Continuing Operations Before Equity Earnings	10,379	5,135	15,514	(653)	14,861
Income (Losses) from Equity Investments	48	-	48	-	48
Income (Loss) From Continuing Operations	10,427	5,135	15,562	(653)	14,909
Discontinued Operations, Net of Tax	-	-	-	240	240
Net Income (Loss)	$10,427	$5,135	$15,562	$(413)	$15,149

	Six Months Ended June 30, 2006
	UI
	Distribution	Transmission	Total UI	Other (1)	Total
Operating Revenues	$364,019	$35,995	$400,014	$9	$400,023
Fuel and Energy	199,717	-	199,717	-	199,717
Operation and maintenance	87,705	19,825	107,530	3,526	111,056
Depreciation and amortization	31,049	2,444	33,493	4	33,497
Taxes - other than income taxes	17,071	3,914	20,985	1	20,986
Operating Income (Loss)	28,477	9,812	38,289	(3,522)	34,767

Other Income and (Deductions), net	4,033	674	4,707	1,485	6,192

Interest Charges, net	8,312	1,166	9,478	2,761	12,239

Income (Loss) From Continuing Operations Before Sale of
Equity Investments, Income Taxes and Equity Earnings	24,198	9,320	33,518	(4,798)	28,720
Gain (Losses) on sale of Equity Investments	-	-	-	18,908	18,908
Income (Loss) From Continuing Operations Before Income
Taxes and Equity Earnings	24,198	9,320	33,518	14,110	47,628
Income Taxes (Benefits)	10,740	3,518	14,258	5,957	20,215
Income (Loss) From Continuing Operations Before Equity Earnings	13,458	5,802	19,260	8,153	27,413
Income (Losses) from Equity Investments	(815)	-	(815)	473	(342)
Income (Loss) From Continuing Operations	12,643	5,802	18,445	8,626	27,071
Discontinued Operations, Net of Tax	-	-	-	(61,859)	(61,859)
Net Income (Loss)	$12,643	$5,802	$18,445	$(53,233)	$(34,788)

	UI (2)
	Distribution	Transmission	Total UI	Other (1) (3)	Total
Total Assets as of June 30, 2007	$-	$-	$1,557,626	$100,904	$1,658,530

Total Assets as of December 31, 2006	$-	$-	$1,496,948	$134,545	$1,631,493

(1) Include UIL Holdings Corporate and UIL Holdings' non-utility businesses.
(2) Information for segmenting total assets between Distribution and Transmission is not available and on a consolidated basis, total UI assets are disclosed in the Total UI column. Net plant in service is segregated by segment and, as of June 30, 2007, was $512.2 million and $205.3 million for
Distribution and Transmission, respectively. As of December 31, 2006, net plant in service was $491.8 million and $155.1 million for Distribution and Transmission, respectively.
(3) Includes assets of discontinued operations held for sale.

UIL HOLDINGS CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

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

In accordance with the provisions of SFAS No. 144, the results of Xcelecom for the three and six months ended June 30, 2007 and 2006 have been reported as discontinued operations in the accompanying Consolidated Statement of Income (Loss), and as discontinued operations held for sale in the Consolidated Balance Sheet as of June 30, 2007 and December 31, 2006.

A summary of the discontinued operations of Xcelecom follows (in thousands):

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006

Net operating revenues	$208	$97,370	$551	$195,568
Operating income (loss)	$(99)	$(9,065)	$(809)	(100,752)
Income (loss) before income taxes	$383	$(9,071)	$282	$(100,834)
Income tax benefit (expense)	(76)	3,034	(42)	39,484
Income (loss) from discontinued operations, net of tax, excluding loss on sale	$307	$(6,037)	$240	$(61,350)
Gain on sale of Government Center Thermal Energy Partnership, net of tax	-	-	-	705
Loss on sale of subsidiary, M.J. Daly & Sons, Incorporated, net of tax	-	(1,214)	-	(1,214)
Net income (loss) from discontinued operations	$307	$(7,251)	$240	$(61,859)

UIL Holdings is contingently liable to sureties on performance and payment bonds issued by those sureties, relating to construction projects entered into by Xcelecom and its subsidiaries in the normal course of business.  These bonds provide a guarantee to the customer that Xcelecom or its subsidiaries will perform under the terms of a contract and that it will pay subcontractors and vendors.   Surety bonds remain outstanding on certain projects being completed by Xcelecom’s former companies.  The majority of these contingent commitments will expire within the next six months.  If Xcelecom’s former companies and the buyers of those companies fail to perform under a contract or to pay subcontractors or vendors, the customer may demand that the surety make payments or provide services under the bond.  UIL Holdings must reimburse the surety for any expenses or outlays it incurs and seek recoupment of those expenses from the buyers of Xcelecom’s former companies.  Sureties were never required to make payments on Xcelecom’s behalf under the bonds, and UIL Holdings believes that the buyers of Xcelecom’s former companies have every incentive to continue to perform their obligations on the construction projects and have adequate management and other resources to do so.  Accordingly, UIL Holdings concluded that it need not record a liability in connection with these obligations in its Consolidated Balance Sheet as of June 30, 2007.  As of June 30, 2007, sureties had issued bonds for the account of Xcelecom in the aggregate amount of approximately $189.4 million. The expected remaining costs to complete for the projects covered by such surety bonds was approximately $42.2 million as of June 30, 2007.

Xcelecom recognizes certain significant claims for recovery of incurred costs when (1) it is probable that the claim will result in additional contract revenue, (2) when the amount of the claim can be reasonably estimated, and (3) when it is determined that there is legal basis for the claim.  Such amounts are recorded at estimated net realizable value and take into account factors that may affect Xcelecom’s ability to bill unbilled revenues and collect amounts after billing.  Receivables, related to claims, of $1.2 million are included in current assets of discontinued operations

UIL HOLDINGS CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

held for sale as of June 30, 2007 and December 31, 2006.  In addition, UIL Holdings has the right to certain claims related to the sales of the Xcelecom businesses that are not included in the accompanying statement of Consolidated Statement of Income (Loss) as of June 30, 2007.

Financial results going forward could be positively or negatively impacted by the following Xcelecom contractual divestiture issues: (1) the completion of certain outstanding projects for which UIL Holdings retained financial responsibility, (2) the collection of certain accounts receivables and promissory notes related to the sales of certain Xcelecom companies, and (3) resolution of certain transitional financial issues.  UIL Holdings also has exposure (a) relating to its indemnification obligations to the buyers of the former Xcelecom companies under the agreements relating to the sales of those companies, and (b) to the sureties that have provided performance bonds to certain former Xcelecom companies related to projects bid or awarded prior to the sales of those companies.

In March 2007, UIL Holdings and Xcelecom entered into a prepayment agreement with the buyer of Terry’s Electric, Inc., (Terry’s) which the buyer purchased from Xcelecom in November 2006.  Under the terms of the agreement, UIL Holdings received $2.5 million in settlement of all obligations of the buyer under the agreement pursuant to which Terry’s was sold.  This resulted in a pretax gain of $0.6 million, which is reported as discontinued operations in the accompanying Consolidated Statement of Income (Loss) for the six months ended June 30, 2007.

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

The United Illuminating Company

UI is an electric transmission and distribution utility whose structure and operations are significantly affected by legislation and regulation.  UI’s rates and authorized return on equity are regulated by the Federal Energy Regulation Commission (FERC) and the Connecticut Department of Public Utility Control (DPUC).  Legislation and regulatory decisions implementing legislation establish a framework for UI’s operations.  Other factors affecting UI’s financial results are operational matters such as sales volume and ability to control expenses, major weather disturbances, and capital expenditures.  UI expects significant growth in its capital investment in its distribution and transmission infrastructure.  UI is constructing its portion of a major transmission line in southwest Connecticut.  UI has received Connecticut Siting Council approval to construct a substation in Trumbull, Connecticut, although an appeal to the Connecticut Superior Court was taken by members of a citizens group.

Legislation & Regulation

Background

State legislation has significantly restructured the electric utility industry in Connecticut, commencing with Public Act 98-28, continuing with Public Act 03-135, as amended in part by Public Act 03-221, Public Act 05-1 (June Special Session), and most recently with Public Act 07-242 (collectively, the Restructuring Legislation).  Since 2000, UI’s retail customers have been able to choose their electricity suppliers.  On and after January 1, 2007, UI is required to provide standard service to customers who do not purchase power from an alternate retail electric supplier and who do not have demand meters or whose maximum demand is less than 500 kilowatts, and supplier of last resort service to customers who are not eligible for standard service and who do not choose an alternate electric supplier.  UI has procured power to serve its standard service requirements for all of 2007, and a portion of its standard service requirements for 2008.  UI has procured supplier of last resort service for all of 2007. The procurement of these services was undertaken in accordance with statutory and DPUC requirements.  The Restructuring Legislation provides for UI to recover its costs of acquiring and providing generation services to customers who do not choose an alternate electric supplier.  Electric suppliers must meet renewable portfolio standards.

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

Pursuant to the EIA, the DPUC undertook a request for proposals process seeking proposals for contracts for differences related to new capacity.  The DPUC’s third party consultant has made recommendations to the DPUC as to the contracts and projects that should be accepted, and the DPUC contested proceeding to consider these contracts and projects is presently pending.  As directed by the DPUC, UI has executed two such contracts, which would become effective upon DPUC approval, and the DPUC has confirmed that costs associated with such contracts would be recoverable by UI.

In June 2007, the Connecticut General Assembly passed, and the Governor signed, Public Act 07-242, “An Act Concerning Electricity and Energy Efficiency” (“2007 Energy Act”), consisting of more than 100 sections.  The 2007 Energy Act, among other things, provides for the state’s two electric distribution companies to submit a comprehensive resource procurement plan to the DPUC by January 2008, to file plans in January 2008 to build peaking generation on a regulated cost of service basis for consideration by the DPUC, to purchase existing generation assets with DPUC approval, to submit competitive proposals to build generation, and to be the builder of generation on a last resort basis on a regulated cost of service basis if other means of meeting the state’s resource needs are not acceptable to the DPUC.  The reasonable costs of preparing the resource plan and of regulated generation plans are recoverable by the electric distribution companies.  The 2007 Energy Act also provides for the DPUC to order decoupling of an electric distribution company’s revenues from the company’s sales, through rate design changes or a sales adjustment clause or both, at the time of the company’s next rate proceeding, and to consider in that rate case determination whether any adjustment in the company’s authorized return on equity should be made as a result of the decoupling.  A decoupling order should reduce or eliminate adverse impacts on electric distribution companies of reduced sales revenues resulting from implementing the energy efficiency and conservation programs promoted by the 2007 Energy Act and prior years’ legislation.  The 2007 Energy Act establishes and expands programs promoting distributed generation, renewable source generation, energy efficiency programs and fuel cells, and provides generally for an electric distribution company’s recovery of its reasonable costs incurred in connection with such programs.  In addition, the 2007 Energy Act establishes “Energy Improvement Districts,” which can be utilized by municipalities to plan, finance and support the development of distributed resources to serve customers within the municipality’s Energy Improvement District.  The DPUC is establishing regulatory dockets to implement the 2007 Energy Act.  UI cannot at this time estimate the impact of the 2007 Energy Act.  UI is reviewing the legislation, and will participate in the DPUC’s implementation proceedings.

2007 Rates

On December 19, 2006, the DPUC issued a decision implementing UI’s 2007 rate increase and established customers’ generation services charge (GSC) for the first six months of 2007 to reflect the cost of wholesale power supply procured by UI to provide standard service and supplier of last resort service.  The decision implements a settlement between UI and the Prosecutorial unit of the DPUC staff that, in addition to implementation of new distribution and GSC rates, provides short-term measures to mitigate the impact of these rate increases on residential customers.  These measures consist of the acceleration of certain revenue requirement reductions and a temporary reduction in the working capital balance used to manage the monthly dollar amount difference between the GSC retail price charged to customers and monthly prices that UI is required to pay to its wholesale power suppliers.  Under the settlement and decision, UI will recover its power procurement costs and distribution rates in their entirety, along with the costs associated with these mitigation measures, including carrying charges calculated at UI’s pretax weighted cost of capital, and will restore the working capital balance to $9.1 million by the end of 2007.  During the first two quarters of 2007, UI implemented the 2007 rate increase in accordance with the terms of the final decision.  On July 1, 2007, revised retail rates became effective, reflecting new GSC rates for standard service and supplier of last resort, resulting from UI’s most recent power procurement, as described below.

Pension and Postretirement Expenses

In February 2007, the Internal Revenue Service mandated a change in the mortality tables utilized for certain ERISA-related liability calculations, effective January 1, 2007.  As a result, UI made a corresponding change to its mortality table assumption used to determine pension and postretirement expense for accounting purposes.  This change resulted in an increase to pension and postretirement expenses of approximately $1.8 million annually.  In its last rate case, UI requested regulatory asset treatment for the increase in pension and postretirement expenses if, and when, the Internal Revenue Service mandated a change in the mortality tables during the 2006 to 2009 period.  On August 1, 2007, in response to a UI request for clarification, the DPUC confirmed that it would be appropriate for UI to set up a regulatory asset for the change in such expenses resulting from the use of the new mortality tables.  In the second quarter, UI deferred approximately $0.9 million of pension and postretirement expense and set up a regulatory asset, reflecting the increase in costs from January 1, 2007 through June 30, 2007.  UI will continue to defer the incremental pension and postretirement costs resulting from the change in the mortality tables until its next rate case and believes it is probable that the regulatory asset will be recovered.

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

On March 23, 2007, UI filed with the FERC to obtain incentive rate treatment for costs associated with the Middletown/Norwalk project.  In particular, UI sought approval for (1) the inclusion of 100% of construction work in progress (CWIP) in the transmission rate base, as opposed to the 50% previously approved, and (2) a 50 basis point ROE adder for the project’s use of advanced transmission technologies.  A FERC order was issued on May 22, 2007, which accepted UI’s request for the inclusion of 100% of CWIP in rate base and partially accepted a 50 basis point added for advanced transmission technologies, which will only be applied to certain of the technologies that will be used in the construction of the project. UI estimates that approximately 50% of the project costs represent the advanced transmission technologies approved by the FERC.  In June 2007, the DPUC and other interveners filed requests with FERC for rehearing of the decision granting UI these incentives.  On July 23, 2007, FERC granted rehearing, for the limited purpose of further consideration of timely-filed rehearing requests.

Operations

In implementing the Restructuring Legislation, UI established a Distribution Division and other “unbundled” components for accounting purposes, to reflect the various unbundled components on customer bills.  Initially, the Distribution Division included both transmission and distribution.  For regulatory and accounting purposes, UI has now separated transmission and distribution into separate divisions.  Changes to income and expense items related to transmission and distribution have a direct impact on net income and earnings per share, while changes to items in “other unbundled utility components” do not have such an impact.  The other unbundled utility components are the

Competitive Transition Assessment (CTA), the  Systems Benefits Charge (SBC), the GSC, the Conservation and Load Management (C&LM) charge, and the Renewable Energy Investment (REI) charge.  The CTA earned a 10.45% return on the equity portion of its rate base until the January 13, 2006 effective date of the 2005 Rate Case decision, at which time the authorized return on equity became 9.75%.  The return is achieved either by accruing additional amortization expenses, or by deferring such expenses, as required to achieve the authorized return.  Amortization expenses in the CTA component impact earnings indirectly as a result of changes to the CTA rate base.  The GSC, the C&LM charge and the REI charge are essentially pass-through components (revenues are matched to recover costs).  The SBC does not generate any net income or earnings, because any difference between the income and expense items in the SBC are funded through a revenue transfer from the CTA.  Except for a small management fee earned in the C&LM charge component, expenses are either accrued or deferred, or revenues are transferred, such that there is no net income associated with these three unbundled components.

In 2003, legislation provided for UI to collect a fee of $0.0005/kilowatt-hour from transitional standard offer service customers, beginning January 1, 2004, and continuing through December 31, 2006, as compensation for providing transitional standard offer service.  This fee was included in the GSC amounts charged to transitional standard offer customers, and is excluded by the legislation from determinations of whether UI’s rates are just and reasonable.  For 2006, these fees generated approximately $2.8 million in revenue.  The legislation also provided for the DPUC to establish an incentive plan for the procurement of long-term contracts for transitional standard offer service that compares UI’s actual average contract price to a regional average price for electricity, making adjustments as deemed appropriate by the DPUC.  If UI’s price was lower than the average, the legislation provided for the plan to allocate $0.00025/kilowatt-hour of transitional standard offer service to the distribution company.  The DPUC issued a draft decision on December 8, 2005 approving UI’s proposed methodology for calculating the incentive fee and noting that UI had earned the incentive fee applicable to the year 2004, which amounted to approximately $1.4 million and was recognized in income in 2005.  The draft decision did not address the incentive related to 2005.  The hearing was subsequently reopened to consider objections raised by the Office of Consumer Counsel (OCC).  A second draft decision has not yet been issued, and the DPUC has engaged a consultant to assist the DPUC in making the statutory determinations.  No application has yet been submitted for 2006.  UI has not recognized the 2005 and 2006 incentive in income.

Power Supply Arrangements

UI must procure its standard service power pursuant to a procurement plan approved by the DPUC.  UI works closely with a third party consultant retained by the DPUC in the procurement process for standard service and supplier of last resort service and in recommending bids to the DPUC.

UI has now conducted three rounds of solicitation, the most recent in March-April 2007 for standard service and supplier of last resort service.  UI’s next round of solicitation for standard service and supplier of last resort service is scheduled for October 2007.  Under Connecticut legislation passed in 2007, supplier of last resort service will be procured on a quarterly basis going forward.

As a result of these procurements, UI has wholesale power supply agreements in place for the supply of all of UI’s standard service and supplier of last resort service to customers for all of 2007 and also has contracted for a portion of the standard service requirements for 2008.

On December 28, 2001, UI entered into an agreement with Virginia Electric and Power Company, subsequently assigned to its affiliate Dominion Energy Marketing, Inc. (DEMI), for the supply of all of UI’s generation service requirements through 2008 for certain customers who entered into long-term special contracts with UI prior to the enactment of the 1998 restructuring legislation.  Through contract expirations or customers choosing an alternate supplier to supply generation service requirements, these requirements will expire in August 2008.

Competitive Transition Assessment

UI’s CTA collection recovers costs that have been reasonably incurred, or will be incurred, to meet its public service obligations and that will likely not otherwise be recoverable in a competitive market.  These “stranded costs” include above-market long-term purchased power contract obligations, regulatory asset recovery and above-market investments in power plants.  A significant amount of UI’s earnings is generated by the authorized return on the equity portion of unamortized stranded costs in the CTA rate base.  UI’s after-tax earnings attributable to CTA for the six months ended June 30, 2007 and 2006 were $5.4 million and $5.8 million, respectively.  A significant portion of UI’s cash flow from operations is also generated from those earnings and from the recovery of the CTA rate base.  Cash flow from operations related to CTA amounted to $14.6 million and $12 million for the six months ended June 30, 2007 and 2006, respectively.  The CTA rate base has declined from year to year for a number of reasons, including:  amortization of stranded costs, the sale of UI’s nuclear units, and adjustments made through the annual DPUC review process.  The original rate base component of stranded costs, as of January 1, 2000, was $433 million.  It has since declined to $225 million at June 30, 2007.  In the future, UI’s CTA earnings will decrease while, based on UI’s current projections, cash flow will remain fairly constant after the expiration of the Bridgeport RESCO generating facility contract on December 31, 2008, until stranded costs are fully amortized by 2015.  The date by which stranded costs are fully amortized depends primarily upon the DPUC’s future decisions which could affect future rates of stranded cost amortization.

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

UI will construct, own, and operate transmission and substation facilities comprising approximately 20% of the total project cost.  UI’s current estimate for its share of the project cost is approximately $240 million to $270 million (excluding allowance for funds used during construction).  Based on the current projected schedule of construction, the project is expected to be complete in 2009.  Upon project completion, UI’s transmission rate base will have increased by approximately $245 million to $275 million, an increase of more than 200% relative to UI’s net transmission assets existing prior to the project receiving CSC approval.  For project costs incurred prior to August 8, 2005, the FERC approved UI’s request to include 50% of those construction work in progress (CWIP) expenditures in the rate base, allowing a return to be earned on that portion of UI’s investment before the project is completed.  UI will commence earning a return on the remaining 50% of the project costs incurred prior to that date when those costs are added to the rate base in conjunction with the improvements being placed in service.  For project costs incurred after August 8, 2005, the FERC approved UI’s request to include 100% of those CWIP expenditures in rate base, effective as of May 23, 2007.  UI’s costs for the project are expected to be included in and recovered through transmission revenues requirements, which are under FERC jurisdiction.

Procurement of most of the major project components is now complete.  In April 2006, UI executed a major turn-key contract for the construction of Singer Substation, which will be one of, if not the largest 345-kV gas insulated substation (GIS) in North America.  In September 2006, UI executed a contract for the civil construction associated with the 345-kV underground cable system.  In December 2006 and January 2007, UI executed contracts with two suppliers for the design, supply and installation of the 345-kV underground electric cable.

All significant approvals for this project have been received.  The project is preparing its application to ISO-NE for its transmission cost allocation.  Appeals to the Connecticut Superior Court were taken by three groups of entities, each of whom contested the CSC’s decision with respect to the location and construction of the line in two areas along the project route but did not contest the need for the project and did not seek a stay of the CSC decision.  Two of these appeals have been resolved and withdrawn and a settlement agreement has been executed with the third group of entities.  Two more recent appeals, which were filed by property owners along one portion of the line, were dismissed by the Superior Court.  One of the appellants has appealed that dismissal.  Several property owners have initiated lawsuits against The Connecticut Light and Power Company (“CL&P”) and the Company with respect to CL&P’s construction of its portion of the project.  The lawsuits are unrelated to UI’s portion of the project.

Xcelecom, Inc.

With the substantial completion of the divestiture of Xcelecom, UIL Holdings is no longer subject to the same level of operating risk factors that affected the financial results of Xcelecom in prior reporting periods.  Financial results could be positively or negatively impacted by the following Xcelecom contractual divestiture issues: (1) the completion of certain outstanding projects for which UIL Holdings retained financial responsibility, (2) the collection of certain accounts receivables and promissory notes related to the sales of certain Xcelecom companies, and (3) resolution of certain transitional financial issues.  UIL Holdings also has exposure relating to (a) its indemnification obligations to the buyers of the former Xcelecom companies under the agreements relating to the sales of those companies, and (b) the sureties that have provided performance bonds to certain former Xcelecom companies related to projects bid or awarded prior to the sales of those companies.

LIQUIDITY AND CAPITAL RESOURCES

UIL Holdings generates its capital resources primarily through operations.  At June 30, 2007, UIL Holdings had $32 million of unrestricted cash and temporary cash investments.  This represents a decrease of $27.5 million from the corresponding balance at December 31, 2006.  The components of this decrease, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

(In Millions)

Balance, December 31, 2006	$63.4

Net cash used in operating activities	18.4

Net cash provided by (used in) investing activities:
Restricted cash	0.2
Proceeds from sale of Steel Point	4.6
Proceeds from Terry’s Electric, Inc. settlement	2.5
Cash invested in plant - net of AFUDC debt	(85.0)
(77.7)

Net cash provided by (used in) financing activities:
Financing activities, excluding dividend payments	42.6
Dividend payments	(10.8)
31.8

Net change in cash	(27.5)

Balance, June 30, 2007	$35.9
Less cash and temporary cash investments of discontinued operations at end of period	3.9
Continuing operations balance, June 30, 2007	$32.0

The unrestricted cash position of UIL Holdings decreased by $27.5 million from December 31, 2006 to June 30, 2007, as cash used in investing activities consisted primarily of capital expenditures of $85 million.  Cash provided by financing activities during the first six months included $46 million from short-term borrowings, partially offset by the quarterly dividend payments on UIL Holdings common stock totaling $10.8 million and a $4.3 million principal payment on UIL Holdings’ long-term debt.

UIL Holdings also accesses capital through both long-term and short-term financing arrangements.  Total current and long-term debt outstanding as of June 30, 2007 was $482.6 million, as compared to $486.9 million as of December 31, 2006.  UIL Holdings and UI have a short-term credit facility under which UI and UIL have aggregate borrowing capacity totaling $175 million, with $50 million of the limit available for UIL Holdings.  Pursuant to the agreement, UI will not be liable for any borrowings incurred by UIL Holdings.  UI had $46 million outstanding under the facility and a standby letter of credit outstanding in the amount of $3 million as of June 30, 2007.  UIL Holdings had a standby letter of credit outstanding in the amount of $2.6 million as of June 30, 2007.   This standby letter of credit also reduces the amount of credit available for UI under the credit facility.  Available credit for UI at June 30, 2007 was $123 million, of which $47 million of that amount is available for UIL Holdings.

All capital requirements that exceed available cash will have to be provided by external financing.  Although there is no commitment to provide such financing from any source of funds, other than the short-term credit facilities discussed above, future external financing needs are expected to be satisfied by the issuance of additional short-term and long-term debt.  The continued availability of these methods of financing will be dependent on many factors, including conditions in the securities markets, economic conditions, and future income and cash flow.  See Part I, Item 1, “Financial Statements - Notes to Consolidated Financial Statements – Note (B), Capitalization and Note (D), Short-Term Credit Arrangements” of this Form 10-Q and UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2006, for a discussion of UIL Holdings’ financing arrangements.

Financial Covenants

UIL Holdings and its operating subsidiary, UI, are required to comply with certain covenants in connection with their respective loan agreements.  The covenants are normal and customary in bank and loan agreements.

2007 Capital Resource Program

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

CRITICAL ACCOUNTING POLICIES

UIL Holdings’ Consolidated Financial Statements are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty.  UIL Holdings believes that investors need to be aware of these policies and how they impact UIL Holdings’ financial reporting to gain a more complete understanding of UIL Holdings’ Consolidated Financial Statements as a whole, as well as management’s related discussion and analysis presented herein.  While UIL Holdings believes that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts.  The accounting policies and related risks described in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2006 are those that depend most heavily on these judgments and estimates.  At June 30, 2007, there have been no material changes to any of the Critical Accounting Policies described therein, except for the adoption of FIN 48.  See Part I, Item 1, “Financial Statements – Notes to Consolidated Financial Statements – Note (A), Statement of Accounting Policies – Income Taxes.”

OFF-BALANCE SHEET ARRANGEMENTS

UIL Holdings and its subsidiaries occasionally enter into guarantee contracts in the ordinary course of business.  At the time a guarantee is provided, an analysis is performed to assess the expected financial impact, if any, based on the likelihood of certain events occurring that would require UIL Holdings to perform under such guarantee.  Subsequent analysis is performed on a periodic basis to assess the impact of any changes in events or circumstances.  If such an analysis results in an amount that is inconsequential, no liability is recorded on the balance sheet related to the guarantee.  As of June 30, 2007, UIL Holdings had certain guarantee contracts outstanding for which no liability has been recorded in the Consolidated Financial Statements.  See Part I, Item 1, “Financial Statements – Notes to Consolidated Financial Statements – Note (J), Commitments and Contingencies,” of this Form 10-Q for further discussion of such guarantees.

NEW ACCOUNTING STANDARDS

UIL Holdings reviews new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have.  As of the filing of this Quarterly Report on Form 10-Q, there were no new accounting standards issued that were projected to have a material impact on UIL Holdings’ consolidated financial position, results of operations or liquidity.  Refer to Part I, Item 1, “Financial Statements – Notes to Consolidated Financial Statements – Note (A), Statement of Accounting Policies – New Accounting Standards,” for further discussion regarding new accounting standards.

RESULTS OF OPERATIONS

Use of Non-GAAP Measures

Within the “Results of Operations” section of this Quarterly Report on Form 10-Q, tabular presentations showing a comparison of UIL Holdings’ net income and earnings per share (EPS) for the three and six months ended June 30, 2007 and 2006 are provided.  The amounts presented show the earnings per share from continuing operations for each of UIL Holdings’ lines of business, calculated by dividing the income from continuing operations of each line of business by the average number of shares of UIL Holdings common stock outstanding for the periods presented.  The earnings per share tables presented in “The United Illuminating Company Results of Operations” and “Non-Utility Results of Operations” for all periods presented are calculated on the same basis and reconcile to the amounts presented in the table under the heading “UIL Holdings Corporation Results of Operations.”  UIL Holdings believes this information is useful in understanding the fluctuations in earnings per share between the current and prior year periods.  The total earnings per share from continuing operations and discontinued operations in the table presented under the heading “UIL Holdings Corporation Results of Operations” are presented on a GAAP basis.

In discussing the results of operations, UIL Holdings also believes that a breakdown, presented on a per share basis, of how particular significant items contributed to the change in income from continuing operations by line of business (Item Variance EPS Presentation) is useful in understanding the overall change in the consolidated results of operations for UIL Holdings from one reporting period to another.  UIL Holdings presents such per share amounts by taking the dollar amount of the applicable change for the revenue or expense item, booked in accordance with GAAP, and applying UIL Holdings’ combined effective statutory federal and state tax rate.  See Item 1, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (E), Income Taxes” of this Form 10-Q for details of UIL Holdings’ combined effective statutory tax rate to obtain the after-tax impact of the item.  The after-tax amount is then divided by the average number of shares of UIL Holdings’ common stock outstanding for the period presented.  Any amounts provided as Item Variance EPS Presentation are provided for informational purposes only and are not intended to be used to calculate “Pro-Forma” amounts.

Second Quarter 2007 vs. Second Quarter 2006

UIL Holdings Corporation Results of Operations:  Second Quarter 2007 vs. Second Quarter 2006

UIL Holdings’ earnings from continuing operations were $9.5 million, or $0.38 per share, for the second quarter of 2007, a decrease of $0.8 million or $0.04 per share, compared to the second quarter of 2006.  Earnings from discontinued operations were $0.3 million, or $0.01 per share, for the second quarter of 2007, an increase of $7.6 million or $0.31 per share, compared to the second quarter of 2006.  Total earnings, including discontinued operations, were $9.8 million, or $0.39 per share, an increase of $6.8 million, or $0.27 per share, compared to the second quarter of 2006.

The table below represents a comparison of UIL Holdings’ Net Income (Loss) and Earnings per Share (EPS) for the second quarter of 2007 and the second quarter of 2006.

			2007 more (less) than 2006
	Quarter Ended June 30, 2007	Quarter Ended June 30, 2006	Amount	Percent
(In Millions except Percents and Per Share Amounts)
Net Income (Loss)
UI	$10.1	$10.9	$(0.8)	(7)%
Non-Utility	(0.6)	(0.6)	-	-%
Total Net Income from Continuing Operations	$9.5	$10.3	$(0.8)	(7)%
Discontinued Operations	0.3	(7.3)	7.6	N/A
Total Net Income (Loss)	$9.8	$3.0	$6.8	227%

EPS
UI	$0.40	$0.45	$(0.05)	(11)%
Non-Utility	(0.02)	(0.03)	0.01	33%
Total EPS from Continuing Operations - Basic	0.38	$0.42	$(0.04)	(10)%
Discontinued Operations	0.01	(0.30)	0.31	N/A
Total EPS – Basic	$0.39	$0.12	$0.27	225%
Total EPS - Diluted (Note A)	$0.39	$0.12	$0.27	225%

Note A:  Reflecting the effect of dilutive stock options, performance shares and restricted stock.  Dilutive securities did not dilute earnings from continuing operations or discontinued operations for the three months ended June 30, 2007 or 2006, respectively.

The following table presents a line-by-line breakdown of revenue and expenses from UIL Holdings’ Consolidated Statement of Income (Loss) by subsidiary, including comparisons between the second quarter of 2007 and the second quarter of 2006.  Significant variances are explained in the discussion and analysis of individual subsidiary results that follow.

	Quarter Ended	Quarter Ended	2007 more (less)
(In Millions)	Jun. 30, 2007	Jun. 30, 2006	than 2006
Operating Revenues – UI	$216.7	$199.7	$17.0

Fuel and energy expenses – UI	$111.6	$96.6	$15.0

Operation and maintenance expenses
UI	$54.8	$53.6	$1.2
Minority Interest Investment & Other (1)	0.3	0.9	(0.6)
Total operation and maintenance expenses	$55.1	$54.5	$0.6

Depreciation and amortization expenses
Depreciation - UI	$8.7	$7.7	$1.0
Amortization of regulatory assets (UI)	12.2	9.3	2.9
Total depreciation and amortization expenses	$20.9	$17.0	$3.9

Taxes - other than income taxes
UI - State gross earnings tax	$6.7	$6.6	$0.1
UI – other	3.6	3.5	0.1
Total taxes – other than income taxes	$10.3	$10.1	$0.2

	Quarter Ended	Quarter Ended	2007 more (less)
(In Millions)	Jun. 30, 2007	Jun. 30, 2006	than 2006
Other Income (Deductions)
UI	$3.4	$2.2	$1.2
Minority Interest Investment & Other (1)	0.5	1.2	(0.7)
Total Other Income (Deductions)	$3.9	$3.4	$0.5

Interest Charges
UI	$4.9	$4.1	$0.8
UI - Amortization: debt expense, redemption premiums	0.4	0.3	0.1
Minority Interest Investment & Other (1)	1.1	1.3	(0.2)
Total Interest Charges	$6.4	$5.7	$0.7

Gain on Sale of Equity Investments – Minority Interest & Other (1)	$-	$-	$-

Income Taxes
UI	$7.1	$8.4	$(1.3)
Minority Interest Investment & Other (1)	(0.3)	(0.4)	0.1
Total Income Taxes	$6.8	$8.0	$(1.2)

Income from Equity Investment
UI	$-	$(0.9)	$0.9
Minority Interest Investment (2)	-	-	-
Total Income from Equity Investment	$-	$(0.9)	$0.9

Net Income
UI	$10.1	$10.9	$(0.8)
Minority Interest Investment & Other (1) (2)	(0.6)	(0.6)	-
Subtotal Income from Continuing Operations	$9.5	10.3	$(0.8)
Discontinued Operations	0.3	(7.3)	7.6
Total Net Income (Loss)	$9.8	$3.0	$6.8

(1)
The category "Minority Interest Investment and Other" includes amounts recognized at the non-utility businesses in relation to their minority interest investments, as well as unallocated holding company costs.

(2)	Includes income (losses) recognized at the non-utility businesses in relation to their minority interest investments.

The United Illuminating Company (UI) Results of Operations:  Second Quarter of 2007 vs. Second Quarter of 2006

			2007 more (less) than 2006
	Quarter Ended June 30, 2007	Quarter Ended June 30, 2006	Amount	Percent
EPS
Total UI - basic	$0.40	$0.45	$(0.05)	(11)%
Total UI – diluted (Note A)	$0.40	$0.45	$(0.05)	(11)%

Retail Sales*	1,398	1,400	(2)	-%
Weather Impact* (Note B)	7	7	-	-%
Retail Sales – Normalized*	1,405	1,407	(2)	-%

* Millions of kilowatt-hours
Note A:  Reflecting the effect of dilutive stock options, performance shares and restricted stock.  Dilutive securities did not dilute earnings for the three months ended June 30, 2007 or 2006, respectively.
Note B:  Percentage change reflects impact to total retail sales.

UI’s net income was $10.1 million, or $0.40 per share, in the second quarter of 2007, compared to $10.9 million, or $0.45 per share, in the second quarter of 2006.  The decrease in earnings was primarily due to higher uncollectible accounts, insurance, depreciation and interest expense, and the elimination in 2007 of the power procurement fee of $0.6 million, partially offset by higher retail prices and the absence of the impact of the Connecticut Yankee settlement of $0.6 million recorded in 2006.

Overall, UI’s operating revenue increased by $17.0 million, from $199.7 million in the second quarter of 2006 to $216.7 million in the second quarter of 2007.  Retail revenue increased $31.0 million due mainly to increases in customer prices.  The price increase allowed UI to collect from customers amounts to recover the higher energy costs (see fuel and energy expense discussion below).  Wholesale revenue increased by $2.3 million primarily due to higher wholesale market prices.  Other revenues decreased $16.3 million, largely due to the net activity of the GSC “working capital allowance.”

Fuel and energy expense increased by $15.0 million, from $96.6 million in the second quarter of 2006 to $111.6 million in the second quarter of 2007.  Retail fuel expense increased by $14.2 million in the second quarter of 2007, primarily due to higher energy costs.  UI receives electricity to satisfy its standard service and supplier of last resort requirements through DPUC-approved purchased power agreements.  These costs are recovered through the GSC and Bypassable Federally Mandated Congestion Costs (BFMCC) portion of UI’s unbundled retail customer rates.  UI’s wholesale energy expense in the second quarter of 2007 increased by $0.8 million primarily due to higher pricing for generation and increased volume at the Bridgeport RESCO generating plant.

UI’s operation and maintenance (O&M) expenses increased by $1.2 million, from $53.6 million in the second quarter of 2006 to $54.8 million in the second quarter of 2007.  The increase was primarily attributable to higher uncollectible accounts, mainly due to increases in customer rates, and insurance expense, partially offset by lower decommissioning costs incurred at Connecticut Yankee.

UI’s depreciation and amortization increased by $3.9 million, from $17.0 million in the second quarter of 2006 to $20.9 million in the second quarter of 2007.  The increase was primarily attributable to higher depreciation related to software and increased CTA amortization.  UI accrues or defers additional amortization to achieve the authorized return on equity of 9.75% on unamortized CTA rate base.

UI’s other income and deductions increased by $1.2 million, from $2.2 million in the second quarter of 2006 to $3.4 million in the second quarter of 2007.  The increase was primarily attributable to the absence of the impact of the Connecticut Yankee settlement recorded in 2006 and increased income from customer load reduction programs, partially offset by the elimination in 2007 of the power procurement fee.

UI’s interest expense increased by $0.9 million, from $4.4 million in the second quarter of 2006 to $5.3 million in the second quarter of 2007.  The increase was primarily attributable to interest charges associated with increased short-term borrowings.

Non-Utility Results of Operations:  Second Quarter 2007 vs. Second Quarter 2006

			2007 more (less) than 2006
	Quarter Ended June 30, 2007	Quarter Ended June 30, 2006	Amount	Percent

EPS
Minority Interest Investments
UBE	$-	$-	$-	-
UCI	-	-	-	-
Subtotal Minority Interest Investments	-	-	-	-

UIL Corporate (Note A)	(0.02)	(0.03)	0.01	33%

Total Non-Utility EPS from Continuing Operations	(0.02)	(0.03)	0.01	33%
Discontinued Operations	0.01	(0.30)	0.31	N/A

Total Non-Utility EPS – Basic	$(0.01)	$(0.33)	$0.32	97%
Total Non-Utility EPS – Diluted (Note B)	$(0.01)	$(0.33)	$0.32	97%

Note A:	Includes interest charges and strategic and administrative costs of the non-utility holding company.
Note B:
Reflecting the effect of dilutive stock options, performance shares and restricted stock.  Dilutive securities did not dilute earnings from continuing operations or discontinued operations for the three months ended June 30, 2007 or 2006, respectively.

The consolidated non-utility businesses reported a net loss of $0.6 million, or $0.02 per share from continuing operations in the second quarter of 2007, compared to net loss of $0.6 million, or $0.03 per share, in the second quarter of 2006.

The following is a detailed explanation of the quarterly variances for each of UIL Holdings’ non-utility businesses.

Non-Utility Businesses

Minority Interest Investments

United Bridgeport Energy, Inc. (UBE)

With the completion of the sale of UBE’s 33 1/3% interest in Bridgeport Energy, LLC in March 2006, no results were reported in the second quarter of 2007 or 2006, respectively.

United Capital Investments, Inc. (UCI)

UCI earned a minimal amount in the second quarter of 2007 and 2006, respectively.  In the second quarter of 2007, UCI (1) received a distribution of $0.5 million from its investment in Ironwood Mezzanine Fund as a result of the sale of a portfolio company, and (2) recorded an impairment charge of $0.4 million to reduce the carrying value of its investment in Zero Stage Capital to fair market value as the carrying value of the investment was greater than the estimated fair market value and the impairment was determined to be other than temporary.

UIL Corporate

UIL Holdings retains certain costs at the holding company, or “corporate” level which are not allocated to the various non-utility subsidiaries.  UIL Corporate incurred a loss of $0.6 million in the second quarter of each of 2007 and 2006.

Discontinued Operations

Xcelecom, Inc. (Xcelecom)

Xcelecom earned $0.3 million, or $0.01 per share, in the second quarter of 2007, compared to a loss of $7.3 million, or $0.30 per share, in the second quarter of 2006.  The increase in earnings was primarily due to income from the completion of certain outstanding projects and the absence of operating losses incurred during the second quarter of 2006.

UIL Holdings Corporation Results of Operations:  First Six Months 2007 vs. First Six Months 2006

UIL Holdings’ earnings from continuing operations were $14.9 million, or $0.60 per share, for the first six months of 2007, a decrease of $12.2 million or $0.51 per share, compared to the first six months of 2006.  Earnings from discontinued operations were $0.3 million, or $0.01 per share, for the first six months of 2007, an increase of $62.2 million or $2.55 per share, compared to the first six months of 2006.  Total earnings, including discontinued operations, were $15.2 million, or $0.61 per share, an increase of $50.0 million, or $2.04 per share, compared to the first six months of 2006.

The table below represents a comparison of UIL Holdings’ Net Income and Earnings per Share (EPS) for the first six months of 2007 and the first six months of 2006.

			2007 more (less) than 2006
	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	Amount	Percent
(In Millions except Percents and Per Share Amounts)
Net Income (Loss)
UI	$15.6	$18.5	$(2.9)	(16)%
Non-Utility	(0.7)	8.6	(9.3)	N/A
Total Net Income from Continuing Operations	$14.9	$27.1	$(12.2)	(45)%
Discontinued Operations	0.3	(61.9)	62.2	N/A
Total Net Income (Loss)	$15.2	$(34.8)	$50.0	N/A

EPS
UI	$0.62	$0.76	$(0.14)	(18)%
Non-Utility	(0.02)	0.35	(0.37)	N/A
Total EPS from Continuing Operations - Basic	$0.60	$1.11	$(0.51)	(46)%
Discontinued Operations	0.01	(2.54)	2.55	N/A
Total EPS – Basic	$0.61	$(1.43)	$2.04	N/A
Total EPS - Diluted (Note A)	$0.60	$(1.41)	$2.01	N/A

Note A:	Reflecting the effect of dilutive stock options, performance shares and restricted stock. Dilutive securities diluted earnings from continuing operations by $0.01 per share, but did not dilute earnings from discontinued operations for the six months ended June 30, 2007. Dilutive securities diluted earnings from continuing operations by $0.01 per share and diluted the loss from discontinued operations by $0.03 per share for the six months ended June 30, 2006.

The following table presents a line-by-line breakdown of revenue and expenses from UIL Holdings’ Consolidated Statement of Income (Loss) by subsidiary, including comparisons between the first six months of 2007 and the first six months of 2006.  Significant variances are explained in the discussion and analysis of individual subsidiary results that follow.

	Six Months Ended	Six Months Ended	2007 more (less)
(In Millions)	Jun. 30, 2007	Jun. 30, 2006	than 2006
Operating Revenues – UI	$491.3	$400.0	$91.3

Fuel and energy expenses – UI	$287.7	$199.7	$88.0

Operation and maintenance expenses
UI	$109.6	$107.5	$2.1
Minority Interest Investment & Other (1)	0.4	3.5	(3.1)
Total operation and maintenance expenses	$110.0	$111.0	$(1.0)

Depreciation and amortization expenses
UI	$18.3	$15.5	$2.8
Amortization of regulatory assets - UI	22.2	18.0	4.2
Total depreciation and amortization expenses	$40.5	$33.5	$7.0

Taxes - other than income taxes
UI - State gross earnings tax	$13.3	$13.1	$0.2
UI – other	8.3	7.9	0.4
Total taxes – other than income taxes	$21.6	$21.0	$0.6

	Six Months Ended	Six Months Ended	2007 more (less)
(In Millions)	June 30, 2007	June 30, 2006	than 2006
Other Income (Deductions)
UI	$5.3	$4.7	$0.6
Minority Interest Investment & Other (1)	1.5	1.5	-
Total Other Income (Deductions)	$6.8	$6.2	$0.6

Interest Charges
UI	$9.3	$8.7	$0.6
UI - Amortization: debt expense, redemption premiums	0.8	0.7	0.1
Minority Interest Investment & Other (1)	2.2	2.8	(0.6)
Total Interest Charges	$12.3	$12.2	$0.1

Gain on Sale of Equity Investments – UIL & Other	$-	$18.9	$(18.9)

Income Taxes
UI	$11.6	$14.3	$(2.7)
Minority Interest Investment & Other (1)	(0.4)	6.0	(6.4)
Total Income Taxes	$11.2	$20.3	$(9.1)

Income (Losses) from Equity Investments
UI	$0.1	$(0.8)	$0.9
Minority Interest Investment (2)	-	0.5	(0.5)
Total Income (Losses) from Equity Investments	$0.1	$(0.3)	$0.4

Net Income
UI	$15.6	$18.5	$(2.9)
Minority Interest Investment & Other (1) (2)	(0.7)	8.6	(9.3)
Subtotal Net Income from Continuing Operations	14.9	27.1	(12.2)
Discontinued Operations	0.3	(61.9)	62.2
Total Net Income (Loss)	$15.2	$(34.8)	$50.0

(1)
The category "Minority Interest Investment and Other" includes amounts recognized at the non-utility businesses in relation to their minority interest investments, as well as unallocated holding company costs.

(2)	Includes income (losses) recognized at the non-utility businesses in relation to their minority interest investments.

The United Illuminating Company Results of Operations:  First Six Months of 2007 vs. First Six Months of 2006

			2007 more (less) than 2006
	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	Amount	Percent
EPS from operations
Total UI – basic	$0.62	$0.76	$(0.14)	(18)%
Total UI – diluted (Note A)	$0.61	$0.75	$(0.14)	(19)%

Retail Sales*	2,866	2,838	28	1%
Weather Impact* (Note B)	1	26	(25)	(1)%
Retail Sales – Normalized*	2,867	2,864	3	-

* Millions of kilowatt-hours
Note A:
 Reflecting the effect of dilutive stock options, performance shares and restricted stock.  Dilutive securities diluted earnings from operations by $0.01 per share for each of the six months ended June 30, 2007 and 2006.

Note B:	Percentage change reflects impact to total retail sales.

UI’s net income was $15.6 million, or $0.62 per share, in the first six months of 2007, compared to $18.5 million, or $0.76 per share, in the first six months of 2006.  The decrease in earnings was primarily due to higher uncollectible accounts, insurance, depreciation and interest expense, and the elimination in 2007 of the power procurement fee of $1.3 million, partially offset by higher retail prices, higher retail volume, and the absence of the impact of the Connecticut Yankee settlement of $0.6 million recorded in 2006.

Overall, UI’s revenue increased by $91.3 million, from $400.0 million in the first six months of 2006 to $491.3 million in the first six months of 2007.  Retail revenue increased $87.5 million due mainly to increases in customer prices.  The price increase allowed UI to collect from customers amounts to recover the higher energy costs (see fuel and energy expense discussion below).  Wholesale revenue increased $3.4 million primarily due to higher wholesale market prices.  Other revenues increased $0.4 million, largely due to the net activity of the GSC “working capital allowance”, partially offset by lower transmission revenue.

Fuel and energy expense increased by $88.0 million from $199.7 million in the first six months of 2006 to $287.7 million in the first six months of 2007.  Retail fuel expense in the first six months of 2007 increased by $88.7 million compared to the first six months of 2006, primarily due to higher energy costs.  UI receives electricity to satisfy its standard service and supplier of last resort requirements through DPUC-approved purchased power agreements.  These costs are recovered through the GSC and BFMCC portion of UI’s unbundled retail customer rates.  UI’s wholesale energy expense in the first six months of 2007 decreased by $0.7 million primarily due to lower pricing for generation at the Bridgeport RESCO generating plant.

UI’s O&M expenses increased by $2.1 million, from $107.5 million in the first six months of 2006 to $109.6 million in the first six months of 2007.  The increase was primarily attributable to (1) higher uncollectible accounts, mainly due to increases in customer rates, (2) transmission expenses, partly due to an accrual for potential remediation incurred during construction of the Middletown/Norwalk project which are expected to be fully recovered in transmission revenue above, and (3) insurance expenses, partially offset by lower decommissioning costs incurred at Connecticut Yankee.

UI’s depreciation and amortization increased by $7.0 million, from $33.5 million in the first six months of 2006 to $40.5 million in the first six months of 2007.  The increase was primarily attributable to higher depreciation related to software and increased CTA amortization.  UI accrues or defers additional amortization to achieve the authorized return on equity of 9.75% on unamortized CTA rate base.

UI’s other income and deductions increased by $0.6 million, from $4.7 million in the first six months of 2006 to $5.3 million in the first six months of 2007.  The increase was primarily attributable to the absence of the impact of the Connecticut Yankee settlement recorded in 2006 and increased income from customer load reduction programs, partially offset by the elimination in 2007 of the power procurement fee.

UI’s interest expense increased by $0.7 million, from $9.4 million in the first six months of 2006 to $10.1 million in the first six months of 2007.  The increase was primarily attributable to interest charges associated with increased short-term borrowings.

Non-Utility Results of Operations:  First Six Months 2007 vs. First Six Months 2006

			2007 more (less) than 2006
	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	Amount	Percent

EPS
Minority Interest Investments
UBE	$-	(0.01)	$0.01	100%
UCI	-	0.44	(0.44)	(100)%
Subtotal Minority Interest Investments	-	0.43	(0.43)	(100)%

UIL Corporate (Note A)	(0.02)	(0.08)	0.06	75%

Total Non-Utility EPS from Continuing Operations	(0.02)	0.35	(0.37)	N/A %
Discontinued Operations	0.01	(2.54)	2.55	100%

Total Non-Utility EPS – Basic	$(0.01)	$(2.19)	$2.18	100%
Total Non-Utility EPS – Diluted (Note B)	$(0.01)	$(2.16)	$2.15	100%

Note A:	Includes interest charges and strategic and administrative costs of the non-utility holding company.
Note B:
Reflecting the effect of dilutive stock options, performance shares and restricted stock.  Dilutive securities did not dilute earnings from continuing operations or discontinued operations for the six months ended June 30, 2007.  Dilutive securities did not dilute earnings from continuing operations and diluted the loss from discontinued operations by $0.03 per share for the six months ended June 30, 2006.

The consolidated non-utility businesses reported a loss from continuing operations, including unallocated holding company costs, of $0.7 million, or $0.02 per share, in the first six months of 2007, compared to income of $8.6 million, or $0.35 per share, in the first six months of 2006.  The decrease in earnings was mainly due to the absence of the gain on sale of Cross-Sound Cable recorded in the first six months of 2006.

The following is a detailed explanation of the year-to-date variances for each of UIL Holdings’ non-utility businesses.

Non-Utility Business

Minority Interest Investments

United Bridgeport Energy, Inc.

With the completion of the sale of UBE’s 33 1/3% interest in Bridgeport Energy, LLC in March 2006, no results were reported in the first six months of 2007.  UBE lost $0.2 million, or $0.01 per share, in the first six months of 2006.

United Capital Investments, Inc. (UCI)

UCI earned a minimal amount in the first six months of 2007 compared to income of $10.8 million, or $0.44 per share, in the first six months of 2006.  The decrease in earnings was mainly due to the absence of the gain on sale of Cross-Sound Cable recorded in the first quarter of 2006.

UIL Corporate

UIL Holdings retains certain costs at the holding company, or “corporate” level which are not allocated to the various non-utility subsidiaries.  UIL Corporate incurred a loss of $0.7 million, or $0.02 per share in the first six months of 2007, compared to a loss of $2.0 million, or $0.08 per share in the first six months of 2006.  The improvement was largely due to lower general and administrative expenses and lower interest expense.

Discontinued Operations

Xcelecom, Inc.

Xcelecom earned $0.3 million, or $0.01 per share, in the first six months of 2007, compared to a loss of $61.9 million, or $2.54 per share in the first six months of 2006.  The increase in earnings was primarily due to the absence of an after-tax goodwill impairment charge of $50.5 million recorded during the first quarter of 2006.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

UIL Holdings’ and UI’s primary market risk is the interest rate risk associated with the need to refinance fixed rate debt at maturity, the remarketing of multi-annual tax-exempt bonds, and the need to sell additional debt securities in connection with its DPUC-approved financing plan.  The weighted-average remaining fixed rate period of outstanding long-term debt obligations of UIL Holdings and UI is 1.7 years, at an average interest rate of 4.5%.

On June 20, 2007, the Department of Public Utility Control (DPUC) approved UI’s financing plan for the period from 2007 through 2009. UI’s financing plan proposes that UI issue not more than $375 million principal amount of debt securities (the Proposed Notes).  The proceeds from the sales of the Proposed Notes may be used by UI for the following purposes: (1) to refinance $225 million principal amount of maturing existing debt; (2) to finance capital expenditures; (3) to repay short-term borrowings incurred to temporarily fund these requirements; (4) to pay issuance costs related to the Proposed Notes and (5) for general corporate purposes;.  UI will not be obligated to sell any securities, and no prospective investor will be obligated to buy any securities, until definitive documents are executed by all parties following the completion of due diligence by prospective investors.

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

UIL Holdings carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of UIL Holdings’ disclosure controls and procedures as of June 30, 2007.  Based on the foregoing, UIL Holdings’ Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective as of June 30, 2007.

There have been no changes in UIL Holdings’ internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect UIL Holdings’ internal control over financial reporting.  Effective July 23, 2007, Steven P. Favuzza was appointed Vice President and Controller of UIL Holdings, and was identified as the principal accounting officer.  Mr. Favuzza also holds the same title at UI.  In addition, Linda L. Randell was appointed Corporate Secretary of UIL Holdings in addition to the positions she already holds as Senior Vice President and General Counsel.  Ms. Randell also holds the same positions at UI.  Susan E. Allen was appointed the position of Assistant Secretary of UIL Holdings in addition to the positions she already holds as Treasurer and Vice President, Investor Relations.  Ms. Allen also holds the same positions at UI.  Ms. Allen was previously Corporate Secretary of UIL Holdings and UI.  UIL Holdings’ internal control over financial reporting has not changed as a result of these personnel changes, but key personnel, such as the Controller and Corporate Secretary, are an integral part of the internal control environment.

PART II.  OTHER INFORMATION

Item 1A. – Risk Factors.

The financial condition and results of operations of UIL Holdings are subject to various risks, uncertainties and other factors, as described in UIL Holdings’ Annual Report on Form 10K for the year ended December 31, 2006.  The following risk factors included in that report have been updated to reflect activity as of June 30, 2007:

The inability to collect certain accounts receivable of the divested Xcelecom companies and amounts due under promissory notes from the buyers of those companies could adversely impact UIL Holdings’ financial condition.

The buyers of the former Xcelecom companies are responsible for the collection of certain outstanding accounts receivable on behalf of UIL Holdings, which total $9.5 million as of June 30, 2007.  If those accounts receivable are not collected, UIL Holdings will recognize additional losses (to the extent existing reserves related to those accounts are insufficient) and weaker than expected cash flows.

The buyers of certain former Xcelecom companies have signed promissory notes payable to Xcelecom or UIL Holdings, the outstanding principal amount of which total $11 million as of June 30, 2007.  If those notes payable are not collected, UIL Holdings could recognize additional losses and weaker than expected cash flows.

UIL Holdings could suffer additional losses from the completion of certain outstanding projects by Xcelecom’s former operating companies.

UIL Holdings has financial responsibility for outstanding projects being completed by certain of Xcelecom’s former operating companies, the costs to complete of which total approximately $14.2 million as of June 30, 2007.  The buyers of those companies are responsible for the management and completion of outstanding projects and are operating based on estimates of the cost to complete those projects.  Variations from the estimated contract costs, along with other risks inherent in performing fixed price and unit price contracts, may result in actual costs and billings differing from those estimated and could result in additional losses and negatively impact UIL Holdings’ cash flow.  Cost overruns on these projects could also reduce the potential return of escrowed funds deposited to cover such overruns.

Item 4.  Submission of Matters to Vote of Security Holders.

The Annual Meeting of the Shareowners of UIL Holdings was held on May 9, 2007.  The following matters were submitted to vote:  (1) electing a Board of Directors for the ensuing year, (2) ratifying the selection of PricewaterhouseCoopers LLP as the firm of independent public accountants to audit the books and affairs of UIL Holdings for the fiscal year 2007 and (3) amending the Certificate of Incorporation of UIL Holdings to increase the authorized number of shares of its common stock from 30 million to 75 million.

All of the nominees for election as Directors listed in UIL Holdings’ proxy statement for the meeting were elected, by the following votes:

	Number of Shares
	Voted	Not
Nominee	“For”	Voted
Thelma R. Albright	21,857,384	450,931
Marc C. Breslawsky	21,800,344	507,971
Arnold L. Chase	21,355,560	952,756
John F. Croweak	21,809,132	499,183
Betsy Henley-Cohn	21,796,257	512,058
John L. Lahey	21,813,952	494,363
F. Patrick McFadden, Jr.	21,821,131	487,184
Daniel J. Miglio	21,443,417	864,698
William F. Murdy	21,823,648	484,667
James A. Thomas	21,817,761	490,554
James P. Torgerson	21,811,998	496,317

The selection of PricewaterhouseCoopers LLP as the independent registered public accounting firm to audit the books and affairs of UIL Holdings for the fiscal year 2007 was ratified by the following vote:

Number of Shares
Voted	Voted	Not Voted
“For”	“Against”	/Abstain
22,028,671	205,663	73,978

The proposal to amend the Certificate of Incorporation of UIL Holdings Corporation to increase the number of authorized shares of common stock from 30 million to 75 million was ratified by the following vote:

Number of Shares
Voted	Voted	Not Voted
“For”	“Against”	/Abstain
19,687,892	2,437,702	182,712

Item 6.  Exhibits.

(a)   Exhibits.

Exhibit Table Item Number	Exhibit Number	Description

(3)	3.1(a)	Copy of Certificate of Incorporation of UIL Holdings Corporation, as amended through May 11, 2007.
(31)	31.1	Certification of Periodic Financial Report.
(31)	31.2	Certification of Periodic Financial Report.
(32)	32	Certification of Periodic Financial Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UIL HOLDINGS CORPORATION

Date: 08/02/2007	/s/ Richard J. Nicholas
Richard J. Nicholas
Executive Vice President
and Chief Financial Officer