Form 10-Q
period 2007-11-01
UIL HOLDINGS CORP
filed 2007-11-01
CIK 1082510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

The number of shares outstanding of the issuer’s only class of common stock, as of October 31, 2007 was 25,160,004.

INDEX

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

Item 1A.	Risk Factors	51
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 6.	Exhibits	52
	SIGNATURES	53

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statement

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF INCOME (LOSS)
(In Thousands except per share amounts)
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Operating Revenues (Note F)
Utility	$267,870	$261,140	$759,165	$661,154
Non-utility businesses	5	4	13	13
Total Operating Revenues	267,875	261,144	759,178	661,167
Operating Expenses
Operation
Fuel and energy (Note F)	125,933	124,699	413,623	324,416
Operation and maintenance	50,811	51,754	148,231	150,819
Transmission wholesale	11,296	11,317	23,907	23,308
Depreciation and amortization (Note F)	25,466	21,065	66,000	54,562
Taxes - other than income taxes (Note F)	12,617	12,616	34,196	33,602
Total Operating Expenses	226,123	221,451	685,957	586,707
Operating Income	41,752	39,693	73,221	74,460

Other Income and (Deductions), net (Note F)	3,727	4,816	10,560	11,008

Interest Charges, net
Interest on long-term debt	5,767	5,332	16,346	16,075
Other interest, net (Note F)	583	374	1,413	1,100
	6,350	5,706	17,759	17,175
Amortization of debt expense and redemption premiums	416	393	1,229	1,163
Total Interest Charges, net	6,766	6,099	18,988	18,338

Income Before Gain on Sale of Equity Investments, Income
Taxes, Equity Earnings and Discontinued Operations	38,713	38,410	64,793	67,130

Gain on Sale of Equity Investments (Note A)	-	-	-	18,908

Income Before Income Taxes, Equity Earnings and
Discontinued Operations	38,713	38,410	64,793	86,038

Income Taxes (Note E)	15,742	9,199	26,961	29,414

Income Before Equity Earnings and Discontinued Operations	22,971	29,211	37,832	56,624
Income (Loss) from Equity Investments	7	446	55	104
Income from Continuing Operations	22,978	29,657	37,887	56,728
Discontinued Operations, Net of Tax (Note N)	(1,985)	(17,858)	(1,745)	(79,717)

Net Income (Loss)	$20,993	$11,799	$36,142	$(22,989)

Average Number of Common Shares Outstanding - Basic	25,012	24,455	24,973	24,382
Average Number of Common Shares Outstanding - Diluted	25,288	24,852	25,272	24,760

Earnings Per Share of Common Stock - Basic:
Continuing Operations	$0.92	$1.21	$1.52	$2.33
Discontinued Operations	(0.08)	(0.73)	(0.07)	(3.27)
Net Earnings (Loss)	$0.84	$0.48	$1.45	$(0.94)

Earnings Per Share of Common Stock - Diluted:
Continuing Operations	$0.91	$1.19	$1.50	$2.29
Discontinued Operations	(0.08)	(0.72)	(0.07)	(3.22)
Net Earnings (Loss)	$0.83	$0.47	$1.43	$(0.93)

Cash Dividends Declared per share of Common Stock	$0.432	$0.432	$1.296	$1.296

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net Income (Loss)	$20,993	$11,799	$36,142	$(22,989)
Other comprehensive income, net of tax:
Interest rate cap mark-to-market	-	(169)	23	69
Other Comprehensive Income	-	(169)	23	69
Comprehensive Income (Loss) (Note A)	$20,993	$11,630	$36,165	$(22,920)

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET

ASSETS
(Thousands of Dollars)
(Unaudited)
	September 30,	December 31,
	2007	2006
Current Assets
Unrestricted cash and temporary cash investments	$52,663	$63,364
Restricted cash	203	366
Utility accounts receivable less allowance of $3,300 and $2,600	101,612	66,511
Other accounts receivable	15,616	33,741
Unbilled revenues	40,368	33,729
Current regulatory assets	49,574	43,755
Materials and supplies, at average cost	3,573	2,204
Deferred income taxes	9,089	9,303
Refundable taxes, net	14,618	29,609
Prepayments	5,105	2,942
Other current assets	3,158	2,655
Current assets of discontinued operations held for sale	10,543	10,406
Total Current Assets	306,122	298,585

Other investments	13,800	9,985

Property, Plant and Equipment at original cost
In service	884,110	838,072
Less, accumulated depreciation	307,870	290,742
	576,240	547,330
Construction work in progress	223,630	99,684
Net Property, Plant and Equipment	799,870	647,014

Regulatory Assets (future amounts due from customers
through the ratemaking process)	640,516	660,174

Deferred Charges and Other Assets
Unamortized debt issuance expenses	6,941	7,105
Other long-term receivable	6,918	7,313
Contracts for differences	8,907	-
Other	885	1,142
Total Deferred Charges and Other Assets	23,651	15,560

Long-term assets of discontinued operations held for sale	411	175

Total Assets	$1,784,370	$1,631,493

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET

CAPITALIZATION AND LIABILITIES
(Thousands of Dollars)
(Unaudited)
	September 30,	December 31,
	2007	2006
Current Liabilities
Current portion of long-term debt	$78,286	$78,286
Accounts payable	116,784	78,192
Dividends payable	10,829	-
Accrued liabilities	23,601	28,165
Current regulatory liabilities	16,374	21,877
Interest accrued	5,101	4,047
Current liabilities of discontinued operations held for sale	9,418	19,284
Total Current Liabilities	260,393	229,851

Noncurrent Liabilities
Purchase power contract obligation	24,814	38,836
Pension accrued	43,824	45,961
Connecticut Yankee contract obligation	26,515	28,923
Other post-retirement benefits accrued	36,324	35,002
Contracts for differences	28,747	-
Other	6,797	3,258
Total Noncurrent Liabilities	167,021	151,980

Deferred Income Taxes (future tax liabilities owed
to taxing authorities)	326,507	326,247

Regulatory Liabilities (future amounts owed to customers
through the ratemaking process)	61,939	54,125

Long-term liabilities of discontinued operations held for sale	62	106

Commitments and Contingencies (Note J)

Capitalization (Note B)
Long-term debt	504,317	408,603

Common Stock Equity
Common stock	327,280	323,383
Paid-in capital	10,595	15,363
Capital stock expense	(2,170)	(2,170)
Unearned employee stock ownership plan equity	(1,899)	(2,612)
Accumulated other comprehensive loss	(34)	(57)
Retained earnings	130,359	126,674
Net Common Stock Equity	464,131	460,581

Total Capitalization	968,448	869,184

Total Liabilities and Capitalization	$1,784,370	$1,631,493

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)
	Nine Months Ended
	September 30,
	2007	2006
Cash Flows From Operating Activities
Net income (loss)	$36,142	$(22,989)
Adjustments to reconcile net income
to net cash provided by operating activities:
(Gain) on sale of equity investments	-	(18,908)
Loss on settlements of divested businesses	1,650	-
(Gain) on sale of assets of discontinued operations held for sale	-	(602)
Impairment of remaining assets of discontinued operations held for sale	-	24,829
Goodwill impairment	-	85,004
Depreciation and amortization	51,472	40,001
Purchase power contract amortization (Note F)	15,708	15,992
Purchase power above market fuel expense credit (Note F)	(15,708)	(15,992)
Deferred income taxes	(3,301)	(37,613)
Stock-based compensation expense (Note A)	2,367	4,581
Excess tax benefits from share-based compensation	(293)	(490)
Pension expense	9,992	12,454
Deferred investment tax credits (net)	(110)	(6,405)
Allowance for funds used during construction - equity	(1,624)	(1,529)
Other non-cash items (net)	(2,693)	(6,885)
Changes in:
Accounts receivable	(25,173)	1,273
Materials and supplies	(1,706)	1,023
Prepayments	(1,093)	(4,081)
Accounts payable	8,800	(11,938)
Interest accrued	1,054	338
Taxes accrued and refundable	13,191	8,559
Accrued pension expense	(4,329)	(185)
Accrued liabilities	(8,551)	5,982
Other assets	(5,483)	(4,866)
Other liabilities	(333)	(12,014)
Total Adjustments	33,837	78,528
Net Cash provided by Operating Activities	69,979	55,539

Cash Flows from Investing Activities
Non-utility minority interest investments, net	-	(109)
Proceeds from Cross-Sound Cable Project	-	23,787
Proceeds from sale of equity investments	-	100,949
Proceeds from sale of Steel Point	4,600	-
Proceeds from settlements of divested businesses	2,500	-
Proceeds from sale of assets of discontinued operations held for sale	-	9,125
Deferred payments in prior acquisitions	-	(9,382)
Plant expenditures including AFUDC debt	(160,729)	(46,479)
Changes in restricted cash	162	210
Net Cash provided by (used in) Investing Activities	(153,467)	78,101

Cash Flows from Financing Activities
Issuances of common stock	999	3,474
Excess tax benefits from share-based compensation	293	490
Issuances of long-term debt	100,000	-
Payments on long-term debt	(4,286)	(4,286)
Notes payable - short-term, net	-	(26,279)
Expenses of issuances	(432)	-
Payment of common stock dividend	(21,628)	(31,600)
Other	-	3,507
Net Cash provided by (used in) Financing Activities	74,946	(54,694)

Cash and Temporary Cash Investments:
Net change for the period	(8,542)	78,946
Balance at beginning of period	63,364	28,860
Balance at end of period	54,822	107,806
Less cash and temporary cash investments of
discontinued operations at end of period	2,159	-
Continuing operations balance at end of period	$52,663	$107,806

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

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).  Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted in accordance with Securities and Exchange Commission rules and regulations.  UIL Holdings believes that the disclosures made herein are adequate to make the information presented not misleading.  The information presented in the consolidated financial statements reflects all adjustments which, in the opinion of UIL Holdings, are necessary for a fair statement of the financial position and results of operations for the interim periods described herein.  All such adjustments are of a normal and recurring nature.  The results for the nine months ended September 30, 2007 are not necessarily indicative of the results that will be achieved for the entire fiscal year ending December 31, 2007.

Certain amounts reported in the Consolidated Statement of Income (Loss) and Consolidated Statement of Cash Flows in previous periods have been reclassified to conform to the current presentation, which includes a separate line item for transmission wholesale expenses and additional detail regarding non-cash operating activities.

Property, Plant and Equipment

UI accrues for estimated costs of removal for certain of its plant-in-service.  Such removal costs are included in the approved rates used to depreciate these assets.  At the end of the service life of the applicable assets, the accumulated depreciation in excess of the historical cost of the asset provides for the estimated cost of removal.  In accordance with Statement of Financial Accounting Standard (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” UI’s accrued costs of removal have been recorded as a regulatory liability.  Accrued costs of removal as of September 30, 2007 and December 31, 2006, totaled $3.4 million and $4.4 million, respectively.

Goodwill and Other Intangible Assets

In January 2002, UIL Holdings adopted SFAS No. 142, “Goodwill and Other Intangible Assets.”  This statement modified the accounting and reporting of goodwill and intangible assets.  On April 26, 2006, UIL Holdings announced its intention to divest its wholly-owned subsidiary, Xcelecom, completing its corporate strategic realignment to focus on its regulated electric utility, UI.  This event required goodwill to be measured for impairment, and a pretax goodwill impairment charge of $85.0 million was recorded during the first quarter of 2006, based on UIL Holdings’ intent to divest and estimates of fair value as determined by indicative third party bids.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS No. 144) the impairment is included in discontinued operations.  See below, “Note (A) - Discontinued Operations / Assets Held For Sale.”  As of September 30, 2007 and December 31, 2006, UIL Holdings had no remaining goodwill recorded on its Consolidated Balance Sheet.

   UIL HOLDINGS CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Impairment of Long-Lived Assets and Investments

SFAS No. 144 also requires that rate-regulated companies recognize an impairment loss when a regulator excludes all or part of a cost from rates, even if the regulator allows the company to earn a return on the remaining costs allowed.  Under this standard, the probability of recovery and the recognition of regulatory assets under the criteria of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” must be assessed on an ongoing basis.  Determination that certain regulatory assets no longer qualify for accounting as such could have a material impact on the financial condition of both UI and UIL Holdings.  As of September 30, 2007 and December 31, 2006, UI, as a rate-regulated entity, did not have any assets that were impaired under this standard.

Discontinued Operations / Assets Held for Sale

SFAS No. 144 also addresses the accounting for, and disclosure of, long-lived assets to be disposed of by sale.  Under SFAS No. 144, a long-lived asset or group of assets (disposal group) is classified as discontinued operations when (1) the company commits to a plan to sell the long-lived asset (disposal group) within a 12-month period, (2) there will be no significant continuing involvement following the sale, and (3) certain other criteria set forth in the statement are satisfied.  In such a case:

•	The disposal group is measured at the lower of its carrying value or fair value, less costs to sell, and will be classified as held for sale on the Consolidated Balance Sheet.
•	The disposal group is not depreciated (amortized) while it is classified as held for sale.
•	The related operations of the disposal group are reported as discontinued operations in the consolidated statement of income (loss), with all comparable periods restated.
•	The operations and cash flows of the disposal group are eliminated from ongoing operations.

On April 26, 2006, UIL Holdings announced its intention to divest its wholly-owned subsidiary, Xcelecom.  With the announcement, Xcelecom met the criteria set forth in SFAS No. 144 to be classified as held for sale and the operating results and financial position have been included as discontinued operations held for sale in the accompanying Consolidated Balance Sheet and Consolidated Statement of Income (Loss).

Major classes of assets and liabilities of Xcelecom as of September 30, 2007, consisted of current assets of $10.5 million, property, plant and equipment of $0.4 million, current liabilities of $9.4 million and non-current liabilities of $0.1 million.

   UIL HOLDINGS CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Earnings per Share

The following table presents a reconciliation of the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2007 and September 30, 2006:

	Income Applicable to Common Stock	Average Number of Shares Outstanding	Earnings per Share
	(In Thousands, except per share amounts)
Nine Months Ended September 30:
2007
Basic earnings (loss) from continuing operations	$37,887	24,973	$1.52
Basic earnings (loss) from discontinued operations	(1,745)	24,973	(0.07)
Basic earnings (loss)	36,142	24,973	1.45
Effect of dilutive stock options (1)	-	299	(0.02)
Diluted earnings (loss)	$36,142	25,272	$1.43

2006
Basic earnings (loss) from continuing operations (3)	$56,728	24,382	$2.33
Basic earnings (loss) from discontinued operations	(79,717)	24,382	(3.27)
Basic earnings (loss)	(22,989)	24,382	(0.94)
Effect of dilutive stock options (1)	-	378	0.01
Diluted earnings (loss)	$(22,989)	24,760	$(0.93)

Three Months Ended September 30:
2007
Basic earnings (loss) from continuing operations	$22,978	25,012	$0.92
Basic earnings (loss) from discontinued operations	(1,985)	25,012	(0.08)
Basic earnings (loss)	20,993	25,012	0.84
Effect of dilutive stock options (1)	-	276	(0.01)
Diluted earnings (loss)	$20,993	25,288	$0.83

2006
Basic earnings (loss) from continuing operations (3)	$29,657	24,455	$1.21
Basic earnings (loss) from discontinued operations	(17,858)	24,455	(0.73)
Basic earnings (loss)	11,799	24,455	0.48
Effect of dilutive stock options (1)	-	397	(0.01)
Diluted earnings (loss)	$11,799	24,852	$0.47

(1)	Reflecting the effect of dilutive stock options, performance shares and restricted stock.
(2)
Dilutive securities diluted earnings from continuing operations by $0.01 per share but did not dilute earnings from discontinued operations for the three months ended September 30, 2007.  Dilutive securities diluted earnings from continuing operations by $0.02 per share but did not dilute earnings from discontinued operations for the nine months ended September 30, 2007.  Dilutive securities diluted earnings from continuing operations by $0.02 per share and diluted the loss from discontinued operations by $0.01 per share for the three months ended September 30, 2006.  Dilutive securities diluted earnings from continuing operations by $0.04 per share and diluted the loss from discontinued operations by $0.05 per share for the nine months ended September 30, 2006.

(3)
The three and nine months ended September 30, 2006 includes non-recurring earnings of $6.5 million, or $0.27 per share, due to reversal of accumulated deferred investment tax credits and excess deferred federal income taxes resulting from a final decision from the DPUC in regards to the Private Letter Ruling (PLR) issued by the Internal Revenue Service (IRS).

   UIL HOLDINGS CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

All outstanding options to purchases shares of common stock were included in the computation of diluted earnings per share for the three and nine months ended September 30, 2007 and 2006, respectively.

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

In 2004, UIL Holdings implemented a performance-based long-term incentive arrangement under the UIL Holdings 1999 Amended and Restated Stock Plan (Plan) pursuant to which certain members of management have the opportunity to earn a pre-determined number of performance shares, the number of which is predicated upon the achievement of various pre-defined performance measures.  These performance shares vest at the end of the three-year cycle with the actual issuance of UIL Holdings’ common stock in respect of such shares following the end of each three-year cycle.  A new three-year cycle begins in January of each year.  UIL Holdings records compensation expense for these performance shares ratably over the three-year period, except in the case of retirement-eligible employees, for whom compensation expense is immediately recognized in accordance with SFAS No. 123R, based on the value of the expected payout at the end of each year relative to the performance measures achieved.  An additional $0.5 million of compensation expense was recorded in the first quarter of 2007 in regards to retirement-eligible employees in connection with UIL Holdings’ adoption of SFAS No. 123R retirement-eligible provisions.  A target amount of 81,750 performance shares was granted during the first quarter of 2007; the average of the high and low market price on the date of grant was $35.585 per share.  In March 2007, 84,957 vested shares were issued to members of management and receipt of 40,883 vested shares was deferred.  The number of deferred shares that ultimately will be issued is subject to the employees’ personal income tax elections.

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

In March 2007, UIL Holdings granted a total of 22,512 shares of restricted stock to non-executive directors under the Plan; the average of the high and low market price on the date of grant was $35.585 per share.  Compensation expense for this restricted stock is recorded ratably over the three-year vesting period for such restricted stock, except in the case of retirement-eligible directors, for whom compensation expense is accelerated in accordance with SFAS No. 123R.  In March 2007, 33,333 shares of restricted stock previously granted to directors vested, of which 8,000 shares were issued to directors who did not elect to have their vested shares deferred.

Total stock-based compensation expenses were $0.7 million and $2 million, for the three months ended September 30, 2007 and 2006, respectively, and $2.4 million and $4.6 million, for the nine months ended September 30, 2007 and 2006, respectively.

Comprehensive Income

Comprehensive income is equal to net income plus the amount of an interest rate cap mark-to-market adjustment related to $64.5 million principal amount of Pollution Control Revenue Refunding Bonds.  For each of the three and nine months ended September 30, 2007, the adjustment to comprehensive income was of an immaterial amount, after-tax.  Comprehensive income for the three months ended September 30, 2006 was equal to net income less an interest rate cap mark-to-market adjustment of approximately $0.2 million, after-tax.  Comprehensive income for the nine months ended September 30, 2006 was equal to net income plus an interest rate cap mark-to-market adjustment

   UIL HOLDINGS CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

of approximately $0.1 million.  For further information regarding this interest rate cap transaction, see “Note (B) – Capitalization – Long-Term Debt.”

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

These gains on sale of ownership interests are included in gain on sale of equity investments on the UIL Holdings’ Consolidated Statement of Income (Loss) for the nine months ended September 30, 2006.

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

UIL Holdings adopted the provisions of FIN 48 on January 1, 2007 and did not recognize any additional liability for unrecognized tax benefits or accrue any interest or penalties associated with uncertain tax benefits as of January 1, 2007.  There have been no changes during the nine months ended September 30, 2007.  Prior to the adoption of FIN 48, UIL Holdings recognized interest associated with uncertain tax positions as interest expense and penalties as a component of operation expense and has continued this treatment since the adoption of FIN 48.

UIL Holdings and its subsidiaries are subject to the United States federal income tax statutes administered by the Internal Revenue Service (IRS).  UIL Holdings and its subsidiaries are also subject to the income tax statutes of the State of Connecticut and those of other states in which the UIL Holdings’ subsidiaries have operated and transacted business.  As of September 30, 2007, the tax years 2004, 2005 and 2006 remain open and subject to audit for both federal income tax and state income tax purposes.  Currently, the IRS is conducting an examination of the tax years 2004 and 2005.

   UIL HOLDINGS CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Regulatory Accounting

UIL Holdings’ regulatory assets and liabilities as of September 30, 2007 and December 31, 2006 were comprised of the following:

(In Thousands)	September 30, 2007	December 31, 2006
Regulatory Assets
Nuclear plant investments – above market	$359,835	$375,169
Income taxes due principally to book-tax differences	70,228	66,458
Long-term purchase power contracts–above market	24,814	38,837
Connecticut Yankee	26,515	28,923
Unamortized redemption costs	16,315	16,917
Stranded cost recovery	59,285	67,324
Pension and other post-retirement benefit plans	102,272	108,248
Contracts for differences	22,616	-
Other	8,210	2,053
Total regulatory assets	690,090	703,929
Less current portion of regulatory assets	49,574	43,755
Regulatory Assets, Net	$640,516	$660,174

Regulatory Liabilities
Accumulated deferred investment tax credits	$5,381	$5,490
Deferred gain on sale of property	37,579	34,761
Excess generation service charge	10,632	11,021
Asset removal costs	3,370	4,383
Other	21,351	20,347
Total regulatory liabilities	78,313	76,002
Less current portion of regulatory liabilities	16,374	21,877
Regulatory Liabilities, Net	$61,939	$54,125

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (SFAS No. 157).  This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and establishes a fair value hierarchy that distinguishes between market participant assumptions and the reporting entity’s own assumptions.  This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  This statement is not expected to have a material impact on UIL Holdings’ consolidated financial position, results of operations or liquidity.

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

(B)  CAPITALIZATION

Common Stock

UIL Holdings had 25,160,004 shares of its common stock, no par value, outstanding at September 30, 2007, of which (1) 93,135 shares were unallocated shares held by UI’s 401(k)/Employee Stock Ownership Plan (KSOP), and

   UIL HOLDINGS CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(2) 46,636 shares were restricted stock.  The unallocated shares held by the KSOP and shares of restricted stock are not recognized as outstanding for purposes of calculating basic earnings per share.

UI has an arrangement under which it loaned $11.5 million to the KSOP.  Prior to the formation of UIL Holdings, the trustee for the KSOP used the funds to purchase 547,167 shares of UI common stock in open market transactions.  On July 20, 2000, effective with the formation of a holding company structure, unallocated shares held by the KSOP were converted into shares of UIL Holdings’ common stock.  The shares will be allocated to employees’ KSOP accounts, as the loan is repaid, to cover a portion of the required KSOP contributions.  Compensation expense is recorded when shares are committed to be allocated based on the fair market value of the stock.  The loan will be repaid by the KSOP over a 12-year period ending October 1, 2009, using employer contributions and UIL Holdings’ dividends paid on the unallocated shares of the stock held by the KSOP.  Dividends on allocated shares are charged to retained earnings.  As of September 30, 2007, 93,135 shares, with a fair market value of $3 million, had been purchased by the KSOP and had not been committed to be released or allocated to KSOP participants.

Long-Term Debt

On June 20, 2007, the Connecticut Department of Public Utility Control (DPUC) approved UI’s financing plan for the period from 2007 through 2009. UI’s financing plan proposes that UI issue not more than $375 million principal amount of debt securities (the Proposed Notes).  No further DPUC approvals are required unless there are material modifications of the terms and conditions outlined in the financing plan.  The proceeds from the sales of the Proposed Notes may be used by UI for the following purposes: (1) to refinance $225 million principal amount of maturing existing debt; (2) to finance capital expenditures; (3) to repay short-term borrowings incurred to temporarily fund these requirements; (4) to pay issuance costs related to the Proposed Notes; and (5) for general corporate purposes.

On September 5, 2007, UI entered into a Note Purchase Agreement with a group of institutional accredited investors providing for the sale to such investors of senior unsecured notes in the aggregate principal amount of $175 million, in the following series: (1) $40 million, 6.06% Senior Notes, Series A, due September 5, 2017; (2) $30 million 6.06% Senior Notes, Series B, due December 6, 2017; (3) $44 million 6.26% Senior Notes, Series C, due September 5, 2022; (4) $33 million 6.26% Senior Notes, Series D, due December 6, 2022; (5) $16 million 6.51% Senior Notes, Series E, due September 5, 2037; and (6) $12 million 6.51% Senior Notes, Series F, due December 6, 2037.  $100 million was funded on September 5, 2007, and $75 million is expected to be funded on December 6, 2007, subject to certain conditions.  Under the agreement, UI is subject to certain covenants, including the requirement to maintain a ratio of consolidated indebtedness to consolidated capitalization of not greater than 65%.  The Note Purchase Agreement describes typical events of default, including the situation in which UI defaults on indebtedness in the aggregate principal amount of at least $10 million due to (1) a default in payment or payments due on the indebtedness, or (2) default in the performance of or compliance with any term or condition of the indebtedness, which default could result in the requirement that such indebtedness be repaid, or (3) the occurrence of any event or condition which could require the purchase or repayment of the indebtedness prior to maturity.

On March 9, 2006, UI entered into an interest rate cap (rate cap) transaction to mitigate interest rate risk with respect to the $64.5 million principal amount of Pollution Control Refunding Revenue Bonds, 2003 Series, due October  1, 2033, issued by the Business Finance Authority of the State of New Hampshire (the Bonds).  The Bonds are currently in an auction rate mode by which the interest rate is established at auction every 35 days.  As of the last auction on October 15, 2007, the interest rate on the bonds was 3.6%.  The rate cap was set at 3.68% and became effective March 30, 2006.  The rate cap will terminate on August 5, 2009.  The rate cap is tied to the U.S. Dollar – Bond Market Association (USD-BMA) Municipal Swap Index.  If the average of the index for the calculation period exceeds the rate cap, UI will be paid an amount based on such difference.  For the three and nine months ended September 30, 2007, UI received cash of an immaterial amount related to the average index exceeding the rate cap.  At the end of each quarter, the carrying value of the rate caps as reflected on the Consolidated Balance Sheet must be adjusted to reflect current market values.  The ineffective portion of the gains or losses from this rate cap adjustment is reported in current earnings, which resulted in a $0.1 million and $0.2 million charge to expense for the three and nine months ended September 30, 2007, respectively, while the effective portion is reported within other comprehensive income.  UI paid $0.6 million to enter into the rate cap transaction, which is being amortized

UIL HOLDINGS CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

over the life of the rate cap based upon quarterly fair market value analysis.  As such, the above treatment constitutes hedge accounting in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133).

(C)  REGULATORY PROCEEDINGS

Department of Public Utility Control

UI generally has several regulatory proceedings open and pending at the DPUC at any given time.  Examples of such proceedings include an annual DPUC review and reconciliation of UI’s Competitive Transition Assessment (CTA) and Systems Benefits Charge (SBC) revenues and expenses, dockets to consider specific restructuring or electricity market issues, consideration of specific rate or customer issues, and review of conservation programs.

2007 Rates

On December 19, 2006, the DPUC issued a decision implementing UI’s 2007 rate increase and established customers’ Generation Services Charge (GSC) for the first six months of 2007 to reflect the cost of wholesale power supply procured by UI to provide standard service and supplier of last resort service.  The decision implements a settlement between UI and the Prosecutorial unit of the DPUC staff that, in addition to implementation of new distribution and GSC rates, provides short-term measures to mitigate the impact of these rate increases on residential customers.  These measures consist of the acceleration of certain revenue requirement reductions and a temporary reduction in the working capital balance used to manage the monthly dollar amount difference between the GSC retail price charged to customers and monthly prices that UI is required to pay to its wholesale power suppliers.  Under the settlement and decision, UI is recovering its power procurement costs and distribution rates in their entirety, along with the costs associated with these mitigation measures, including carrying charges calculated at UI’s pretax weighted cost of capital, and will restore the working capital balance to $9.1 million by the end of 2007.  During the first two quarters of 2007, UI implemented the 2007 rate increase in accordance with the terms of the final decision.  On July 1, 2007, revised retail rates became effective, reflecting new GSC rates for standard service and supplier of last resort, resulting from UI’s most recent power procurement, as described below.  A $2.3 million increase to SBC rates was approved in August 2007 for implementation effective January 1, 2008.

Pension and Postretirement Expenses

In February 2007, the Internal Revenue Service mandated a change in the mortality tables utilized for certain ERISA-related liability calculations, effective January 1, 2007.  As a result, UI made a corresponding change to its mortality table assumption used to determine pension and postretirement expense for accounting purposes.  This change resulted in an increase to pension and postretirement expenses of approximately $1.8 million annually.  In its last rate case, UI requested regulatory asset treatment for the increase in pension and postretirement expenses if, and when, the Internal Revenue Service mandated a change in the mortality tables during the 2006 to 2009 period.  On August 1, 2007, in response to a UI request for clarification, the DPUC confirmed that it would be appropriate for UI to set up a regulatory asset for the change in such expenses resulting from the use of the new mortality tables.  In the second quarter, UI deferred approximately $0.9 million of pension and postretirement expense and set up a regulatory asset, reflecting the increase in costs from January 1, 2007 through June 30, 2007.  During the third quarter, UI deferred approximately $0.5 million of additional pension and postretirement expense.  UI will continue to defer the incremental pension and postretirement costs resulting from the change in the mortality tables until its next rate case and believes it is probable that the regulatory asset will be recovered.

Power Supply Arrangements

UI must procure its standard service power pursuant to a procurement plan approved by the DPUC.  UI works closely with a third party consultant retained by the DPUC in the procurement process for standard service and supplier of last resort service and in recommending bids to the DPUC.

   UIL HOLDINGS CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

UI has now conducted four rounds of solicitation, the most recent in October 2007 for standard service and supplier of last resort service.  As a result of these procurements, UI has wholesale power supply agreements in place for the supply of all of UI’s standard service customers for the remainder of 2007 and all of 2008.  UI has power supply agreements in place for supplier of last resort service for the remainder of 2007 and the first quarter of 2008.  Under Connecticut legislation passed in 2007, supplier of last resort service will be procured on a quarterly basis going forward.  These contracts are derivatives under SFAS No. 133 and UI elected the “normal purchase, normal sale” exception under SFAS No. 133.

On December 28, 2001, UI entered into an agreement with Virginia Electric and Power Company, subsequently assigned to its affiliate Dominion Energy Marketing, Inc. (DEMI), for the supply of all of UI’s generation service requirements through 2008 for certain customers who entered into long-term special contracts with UI prior to the enactment of the 1998 restructuring legislation.  Through contract expirations or customers choosing an alternate supplier to supply generation service requirements, these requirements expired in August 2007.

Contracts for Differences

Pursuant to Connecticut Public Act 05-01 (the Energy Independence Act or EIA), the DPUC initiated a process to solicit bids to create new or incremental capacity resources in order to reduce federally mandated congestion charges.  In August 2007, the DPUC approved four “contracts for differences” under which each contract specifies a capacity quantity and a monthly settlement that reflects the difference between a forward market price and the contract price.  As directed by the DPUC, UI executed two of the contracts and The Connecticut Light and Power Company (CL&P) executed the other two contracts.  Simultaneously, UI executed a sharing agreement with CL&P whereby UI pays 20% of the costs and obtains 20% of the benefits of the contracts.  The DPUC has confirmed that costs associated with these contracts for difference would be recoverable by UI and CL&P, and in accordance with SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” UI has deferred recognition of costs (a regulatory asset) or has recognized obligations (a regulatory liability).  An appeal of the DPUC decision approving the contracts for difference was filed by an entity that had submitted a proposal to the DPUC that was not selected, and is presently pending.  The above contract is a derivative and is marked-to-market in accordance with SFAS No. 133.  As a result, UI recorded a derivative asset of $8.9 million, a regulatory asset of $22.6 million, a derivative liability of $28.7 million and a regulatory liability of $2.8 million in the accompanying Consolidated Balance Sheet.

New Renewable Source Generation

Under Connecticut law, electric distribution companies are required to enter into contracts to purchase the output of new renewable source generation, up to a total of 150 megawatts in the future statewide, at prices and upon terms approved by the DPUC.  To date, one contract has been approved by the DPUC.  UI is not a party to that contract but, as directed by the DPUC, UI has executed a sharing agreement with CL&P whereby UI pays 20% of the costs and obtains 20% of the benefits of the contract.  UI’s costs associated with all such contracts, whether UI is a direct party or pursuant to the sharing agreement, would be recoverable by UI.

Transmission

Return on Equity

On October 31, 2006, the Federal Energy Regulation Commission (FERC) issued an initial order establishing allowable return on equity (ROE) for various types of transmission assets (ROE Order).  The ROE Order set a base ROE of 10.20% and approved two ROE adders as follows: (i) a 50 basis point ROE adder for participation in a Regional Transmission Organization; and (ii) a 100 basis point ROE adder for new transmission investment included in the ISO-New England Regional System Plan.  In addition, the FERC approved an ROE adjustment reflecting updated U.S. Treasury Bond data, applicable prospectively from the date of the order.

Various state agencies, public officials and electric cooperatives filed requests for rehearing of the FERC ROE Order.  They argue that there was no legitimate basis for the FERC to use the yield on U.S. Treasury Bonds to increase the New England Transmission Owners’ (TOs) common base ROE from 10.20% to 10.90%.  In addition,

   UIL HOLDINGS CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

they argue that the evidentiary record showed that a 100 basis point ROE adder for new PTF investment would not change the TOs’ behavior and would produce no benefit for customers.  The TOs also filed a request for rehearing asserting that there is no record evidence supporting the FERC’s determination of base ROE of 10.20% (instead of 10.50%).  On December 29, 2006, the FERC granted rehearing for further consideration, but has not yet issued a substantive order on the rehearing requests.

UI’s overall transmission ROE will be determined by the mix of UI’s transmission rate base between new and existing transmission assets, and whether such assets are PTF (Pool Transmission Facilities) or Non-PTF.  UI’s transmission assets are primarily PTF.  For 2007, UI is estimating an overall allowed weighted-average ROE for its transmission business of 11.99%.

Middletown to Norwalk Project

On March 23, 2007, UI filed with the FERC to obtain incentive rate treatment for costs associated with the Middletown/Norwalk project.  In particular, UI sought approval for (1) the inclusion of 100% of construction work in progress (CWIP) in the transmission rate base, as opposed to the 50% previously approved, and (2) a 50 basis point ROE adder for the project’s use of advanced transmission technologies.  A FERC order was issued on May 22, 2007, which accepted UI’s request for the inclusion of 100% of CWIP in rate base and partially accepted a 50 basis point adder for advanced transmission technologies, which will only be applied to certain of the technologies that will be used in the construction of the project.  UI estimates that approximately 50% of the project costs represent the advanced transmission technologies with respect to which the 50 basis point adder was approved by the FERC.  In June 2007, the DPUC and other intervenors filed requests for rehearing of the FERC order granting UI these incentives.  On July 23, 2007, the FERC granted rehearing, but has not yet issued a substantive order on such rehearing requests.  On September 25, 2007, UI filed a requested clarification of the tariff with the FERC, reflecting all applicable incentives.  The comment period has now passed, with no comment filed.

Other Transmission

On May 31, 2006, Northeast Utilities (NU) filed proposed amendments to its local transmission service tariff at the FERC.  The proposed revisions would have the effect of charging UI customers a prorated portion of the construction cost of NU’s Bethel to Norwalk 345-kiloVolt (kV) transmission line that ISO-NE decides should not be included in the New England regional transmission rate (Localized Costs).  On June 21, 2006, UI protested NU’s proposed allocation of the Localized Costs to UI customers on the grounds that UI’s customers neither caused nor benefit from these costs.  On July 28, 2006, the FERC accepted the NU filing.  UI filed a request for rehearing, which was denied by the FERC on December 26, 2006.  UI filed a petition for review of the FERC’s order accepting the NU filing and its order denying rehearing with the U.S. Court of Appeals on February 23, 2007.  These Localized Costs are included in UI’s local transmission tariff and, therefore, recovered through rates.

Transmission Adjustment Clause

UI makes a semiannual transmission adjustment clause (TAC) filing with the DPUC setting forth its actual transmission revenues, projected transmission revenue requirement, and the required TAC charge or credit so that any under- or over-collections of transmission revenues from prior periods are reconciled along with the expected revenue requirements for the next six months from filing.  The DPUC holds an administrative proceeding to approve the TAC charge or credit and holds a hearing to determine the accuracy of customer billings under the TAC.  The TAC tariff and this semiannual change of the TAC charge or credit facilitates the timely matching of transmission revenues and transmission revenue requirements.

   UIL HOLDINGS CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Generation

On October 17, 2007, UI entered into a joint development agreement (the Agreement) with NRG Energy, Inc. (NRG), pursuant to which UI and NRG have agreed to work together on an exclusive basis to develop and submit to the DPUC a joint proposal to construct peaking generation in Connecticut.  The joint proposal would be submitted in response to the Public Act 07-242, “An Act Concerning Electricity and Energy Efficiency” (2007 Energy Act), which requires UI to submit a proposal to construct peaking generation.

The Agreement provides that UI and NRG will use their reasonable best efforts to submit a joint proposal to the DPUC during January 2008 as required by the 2007 Energy Act and work together in connection with the DPUC approval process following submission of the proposal.  The details of the joint proposal are subject to the mutual agreement of UI and NRG.  In the event that the DPUC accepts a joint proposal submitted by the parties, the Agreement contemplates that UI and NRG would each hold a 50% ownership interest in the peaking generation facilities, which would be located on sites in Connecticut.  The Agreement also provides that certain expenses incurred in connection with the joint proposal will be shared equally by the parties.

(D)  SHORT-TERM CREDIT ARRANGEMENTS

UIL Holdings has a money market loan arrangement with JPMorgan Chase Bank.  This is an uncommitted short-term borrowing arrangement under which JPMorgan Chase Bank may make loans to UIL Holdings for fixed periods.  The periods may be from one day up to six months, depending on UIL Holdings’ credit rating.  JPMorgan Securities, Inc. acts as an agent and sells the loans to investors.  The fixed interest rates on the loans are determined based on conditions in the financial markets at the time of each loan.  As of September 30, 2007, UIL Holdings did not have any short-term borrowings outstanding under this arrangement.

UI and UIL Holdings entered into a revolving credit agreement with a group of banks that extends to December 22, 2011.  The borrowing limit under the facility for UI is $175 million, with $50 million of the limit available for UIL Holdings.  The facility permits borrowings at fluctuating interest rates determined by reference to Citibank’s New York base rate and the Federal Funds Rate (as defined in the facility), and also permits borrowings for fixed periods of time specified by UI and UIL Holdings at fixed interest rates determined by the Eurodollar interbank market in London (LIBOR).  The facility also permits the issuance of letters of credit up to $50 million.  As of September 30, 2007, UIL Holdings and UI did not have any borrowings outstanding under the facility.  As of September 30, 2007, UI had a standby letter of credit outstanding in the amount of $3 million that expires on December 31, 2007, and UIL Holdings had a standby letter of credit outstanding in the amount of $2.6 million that expires on January 31, 2008, but is automatically extended for one year from the expiration date (or any future expiration date), unless the issuer bank elects not to extend.

   UIL HOLDINGS CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(E) INCOME TAXES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In Thousands)
Income tax expense for continuing operations consists of:
Income tax provisions (benefit):
Current
Federal	$16,783	$14,673	$27,828	$35,560
State	3,064	2,874	4,272	8,783
Total current	19,847	17,547	$32,100	44,343
Deferred
Federal	(3,012)	(7,685)	(3,296)	(12,278)
State	(1,056)	(626)	(1,733)	(2,541)
Total deferred	(4,068)	(8,311)	(5,029)	(14,819)

Investment tax credits	(37)	(37)	(110)	(110)

Total income tax expense	$15,742	$9,199	$26,961	$29,414

Income tax components charged as follows:
Operating tax expense	$15,788	$14,317	$27,517	$26,659
Nonoperating tax expense (benefit)	(49)	(5,291)	(578)	(5,002)
Equity investments tax (benefit)	3	173	22	7,757

Total income tax expense	$15,742	$9,199	$26,961	$29,414

Legislation enacted in Connecticut in 2005 imposed a 20% surcharge on the corporation business tax only for the year 2006.  This surcharge effectively increased the statutory rate of Connecticut corporation business tax from 7.5% to 9.0% for the year 2006.  Due to the elimination of the surcharge, the combined statutory federal and state income tax rate for UIL Holdings’ Connecticut-based entities decreased from 40.85% for the year 2006 to 39.875% for the year 2007.

Differences in the treatment of certain transactions for book and tax purposes occur which cause the rate of UIL Holdings’ reported income tax expense to differ from the statutory tax rate described above.  The effective book income tax rates for the three and nine months ended September 30, 2007 were 40.7% and 41.6%, respectively, as compared to 23.7% and 34.2% for the three and nine months ended September 30, 2006.  The increase in the 2007 effective book income tax rates from those for the 2006 periods was due primarily to the absence in 2007 of non-recurring earnings recorded in 2006 associated with the IRS PLR.

The effective book income tax rate for the nine months ended September 30, 2007 is higher than the 2007 effective statutory tax rate due primarily to: (1) non-normalized effect associated with the CTA, and (2) differences in the amount of book depreciation in excess of non-normalized tax depreciation.  For the nine months ended September 30, 2007, the effective state book income tax rate was less than the state statutory tax rate of 7.5% as a result of state tax credits recognized during the period.

UIL Holdings was not able to recognize a portion of federal income tax benefits or any state income tax benefits for capital losses associated with the divestiture of Xcelecom and the state income tax benefits associated with operating losses at Allan/Brite-Way Electrical Contractors, Inc. incurred during the year ended December 31, 2006.  As a result, UIL Holdings has recorded a valuation allowance of $7.1 million and $12.7 million, respectively, associated with future federal and state income tax benefits from capital losses in connection with which the realization was uncertain as of December 31, 2006.  These future federal and state income tax benefits may be recognized over the

   UIL HOLDINGS CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

course of the next five years to the extent that capital gains are realized by UIL Holdings, with respect to federal income tax benefits, and by Xcelecom, with respect to the state income tax benefits.  During the first nine months of 2007, UIL Holdings was able to recognize $0.1 million of federal and state income tax benefits as a result of capital gains realized during the nine month period resulting from the settlement reached with the buyer of Terry’s Electric, Inc.  See “Note N – Discontinued Operations.”  In the third quarter of 2007, UIL Holdings recorded a capital loss associated with the settlement reached with the buyer of JBL Electric, Inc., JE Richards, Inc., and McPhee Electric Ltd., LLC.  As a result, UIL Holdings recorded an additional valuation allowance of $0.2 million associated with future federal and state income tax benefits from this capital loss for which the realization was uncertain as of September 30, 2007.

As a result of capital losses incurred during 2006 related to the Xcelecom divestiture, UIL Holdings has filed a refund request with the IRS to carryback a portion of these capital losses to prior years to offset capital gains on which UIL Holdings previously paid federal income taxes.  The total amount of the refund request was $26.5 million, of which $6.1 million was received in October 2007.  UIL Holdings expects to receive the remaining $20.4 million in the fourth quarter of 2007.

   UIL HOLDINGS CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(F) SUPPLEMENTARY INFORMATION

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In Thousands)
Operating Revenues
Utility:
Retail	$248,940	$236,427	$697,975	$597,957
Wholesale	8,805	7,469	27,000	22,266
Other (1)	10,125	17,244	34,190	40,931
Non-utility business unit revenues:
Other	5	4	13	13
Total Operating Revenues	$267,875	$261,144	$759,178	$661,167

Fuel and Energy
Fuel and Energy Expense	$131,227	$130,088	$429,331	$340,408
Purchase Power above market fuel expense credit (2)	(5,294)	(5,389)	(15,708)	(15,992)
Total Fuel and Energy Expense	$125,933	$124,699	$413,623	$324,416

Depreciation and Amortization
Utility property, plant, and equipment depreciation	$8,273	$7,888	$26,595	$23,342
Amortization of nuclear plant regulatory assets	11,797	7,459	23,374	14,296
Amortization of purchase power contracts (2)	5,294	5,389	15,708	15,992
Subtotal CTA Amortization	17,091	12,848	39,082	30,288
Amortization of intangibles	8	-	24	4
Amortization of other regulatory assets	94	329	299	928
Total Amortization	17,193	13,177	39,405	31,220
Total Depreciation and Amortization	$25,466	$21,065	$66,000	$54,562

Taxes - Other than Income Taxes
Connecticut gross earnings	$8,914	$9,126	$22,216	$22,255
Local real estate, personal property and other	2,503	2,498	7,784	7,692
Payroll taxes	1,200	992	4,196	3,655
Total Taxes - Other than Income Taxes	$12,617	$12,616	$34,196	$33,602

Other Income and (Deductions), net
Interest income	$712	$1,395	$2,881	$3,157
Allowance for funds used during construction	557	902	2,952	2,544
Conservation and Load Management (C&LM) incentives	270	289	585	596
Emergency generation and load curtailment incentives	1,459	-	1,441	-
GSC procurement fee	-	943	-	2,242
ISO load response, net	671	1,092	2,345	2,017
Miscellaneous other income and (deductions) - net	58	195	356	452
Total Other Income and (Deductions), net	$3,727	$4,816	$10,560	$11,008

Other Interest, net
Notes Payable	$574	$-	$1,360	$151
Other	9	374	53	949
Total Other Interest, net	$583	$374	$1,413	$1,100

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

In addition to providing pension benefits, UI also provides other post-retirement benefits (OPEB), consisting principally of health care and life insurance benefits, for retired employees and their dependents.  For funding purposes, UI has established Voluntary Employees’ Benefit Association Trust (VEBA) accounts for the years 2007 through 2020 to fund OPEB for UI’s non-union employees who retire on or after January 1, 1994.  These VEBA accounts were approved by the IRS and UI expects to contribute an amount that is not in excess of $5.0 million (the maximum tax deductible amount under IRS regulations) in the fourth quarter of 2007 to fund OPEB for non-union employees.

Union employees whose sum of age and years of service at the time of retirement is equal to or greater than 85 (or who are 62 with at least 20 years of service) are eligible for benefits partially subsidized by UI.  UI does not expect to make a contribution in 2007 to fund OPEB for union employees.

UI adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits an amendment of FASB No. 87, 88, 106 and 132(R)” (SFAS 158), as of December 31, 2006 on a prospective basis.  The Statement requires an employer that sponsors one or more defined benefit pension or other postretirement plans to recognize an asset or liability for the overfunded or underfunded status of the plan.  For a pension plan, the asset or liability is the difference between the fair value of the plan’s assets and the projected benefit obligation.  For any other postretirement benefit plan, the asset or liability is the difference between the fair value of the plan’s assets and the accumulated postretirement benefit obligation.  UI has reflected all unrecognized prior service costs and credits and unrecognized actuarial gains and losses as regulatory assets rather than in accumulated other comprehensive income, as it is probable that such items are recoverable through the ratemaking process in future periods.

   UIL HOLDINGS CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

The following tables represent the components of net periodic benefit cost for pension and OPEB for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,
	Pension Benefits		Other Post-retirement Benefits
	2007	2006	2007	2006
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$1,831	$1,760	$325	$319
Interest cost	5,009	4,635	879	864
Expected return on plan assets	(6,506)	(5,966)	(596)	(409)
Amortization of:
Prior service costs	221	263	(31)	(32)
Transition obligation (asset)	-	-	265	265
Actuarial (gain) loss	1,573	1,889	410	564
Additional amount recognized due to settlement or curtailment	-		-
Net periodic benefit cost (2)	$2,128	$2,581	$1,252	$1,571

	Nine Months Ended September 30,
	Pension Benefits		Other Post-retirement Benefits
	2007	2006	2007	2006
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$5,493	$5,282	$976	$955
Interest cost	15,027	13,905	2,637	2,592
Expected return on plan assets	(19,518)	(17,897)	(1,789)	(1,227)
Amortization of:
Prior service costs	663	789	(93)	(96)
Transition obligation (asset)	-	-	794	794
Actuarial (gain) loss	4,734	5,665	1,232	1,691
Additional amount recognized due to settlement or curtailment (1)	1,189	-	-	-
Net periodic benefit cost (2)	$7,588	$7,744	$3,757	$4,709

The following actuarial weighted average assumptions were used in calculating net periodic benefit cost for the three and nine months ending September 30, 2007, respectively:
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
(2) For the three and nine months ended September 30, 2007, UI has reclassified $0.5 million and $1.4 million, respectively, of pension and OPEB expense shown above to a regulatory asset, reflecting additional amounts recoverable in rates due to changes in the mortality tables (see Note C – Regulatory Proceedings).

   UIL HOLDINGS CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(H)  RELATED PARTY TRANSACTIONS

Arnold L. Chase, a Director of UIL Holdings since June 28, 1999, holds a beneficial interest in the building located at 157 Church Street, where UI leases office space for its corporate headquarters.  UI’s lease payments for this office space for the nine months ended September 30, 2007 and 2006 totaled $8.6 million and $7.4 million, respectively and $2.7 million and $2.5 million for the three months ended September 30, 2007 and 2006, respectively.

(J)  COMMITMENTS AND CONTINGENCIES

Other Commitments and Contingencies

Connecticut Yankee Atomic Power Company

UI has a 9.5% stock ownership share in the Connecticut Yankee Atomic Power Company (Connecticut Yankee), the carrying value of which was $1.3 million as of September 30, 2007.  On December 4, 1996, the Board of Directors of Connecticut Yankee voted unanimously to retire the Connecticut Yankee nuclear plant (the Connecticut Yankee Unit) from commercial operation.  A decision by the FERC that became effective on August 1, 2000 allows Connecticut Yankee to collect, through the power contracts with the unit’s owners, the FERC-approved decommissioning costs, other costs associated with the permanent shutdown of the Connecticut Yankee Unit, the unrecovered investment in the Connecticut Yankee Unit, and a return on equity of 6%.  Connecticut Yankee may recover 9.5% of these costs from UI.  The decommissioning project was substantially completed in the first quarter of 2007.  On October 25, 2007, the State of Connecticut’s Department of Environmental Protection (CDEP) approved Connecticut Yankee’s application for a Stewardship Permit which states that all corrective action measures required at the Connecticut Yankee site pursuant to the Connecticut General Statutes and the Regulations of Connecticut State Agencies have been completed subject to post remediation groundwater monitoring.  Along with groundwater monitoring Connecticut Yankee will continue to store spent nuclear fuel at the site (see DOE Spent Fuel Litigation below).

Connecticut Yankee updates its cost to decommission the unit at least annually, and more often as needed, and provides UI with a projected recovery schedule depicting annual costs expected to be billed to UI, including a return on investment over the term of the projected recovery period.  The present value of these costs is calculated using UI’s weighted-average cost of capital and, after consideration of recoverability, recorded as a Connecticut Yankee Contract Obligation and a corresponding regulatory asset.  At September 30, 2007, UI has regulatory approval to recover in future rates (through the CTA) its $26.5 million regulatory asset for Connecticut Yankee over a term ending in 2015.

DOE Spent Fuel Litigation

In the Nuclear Waste Policy Act of 1982, Congress provided for the Department of Energy (DOE) to dispose of spent nuclear fuel and other high-level waste, including greater-than-Class-C waste (GTCC) (hereinafter Nuclear Waste), from nuclear generating plants.  In 1983, Connecticut Yankee and the DOE entered into a standard disposal contract mandated by the Act.  The contract required the DOE to begin disposing of Connecticut Yankee’s Nuclear Waste by the end of January 1998.  The DOE failed to honor these contract obligations.

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

   UIL HOLDINGS CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

As an interim measure until the DOE complies with its contractual obligation to dispose of Connecticut Yankee’s spent fuel, Connecticut Yankee constructed an independent spent-fuel storage installation (ISFSI), utilizing dry-cask storage, on the site of the Connecticut Yankee Unit and completed the transfer of its Nuclear Waste to the ISFSI in 2005.

Hydro-Quebec

UI is a participant in the Hydro-Quebec (HQ) transmission tie facility linking New England and Quebec, Canada.  UI has a 5.45% participating share in this facility, which has a maximum 2000-megawatt equivalent generation capacity value.  In April 1991, UI furnished a guarantee in the amount of $11.7 million, for its participating share of the debt financing for one phase of this facility.  The amount of this guarantee which expires in August 2015, is reduced monthly, proportionate with principal paid on the underlying debt.  As of September 30, 2007, the amount of UI’s guarantee for this debt totaled approximately $2.4 million.

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

Middletown/Norwalk

In April 2007, during construction of the Middletown/Norwalk project (the Project) in Bridgeport, Connecticut, UI encountered soil contaminated with polychlorinated biphenyls (PCBs).  UI stopped construction at the location, which was a road not owned by UI, and notified the CDEP.  At the CDEP’s request, UI is determining the extent of the contamination on property within the limits of the Project.  In the second quarter of 2007, based on preliminary analysis, UI recorded a liability of $1.7 million related to the remediation.  UI filed a draft remediation action plan (RAP) with the CDEP and the United States Environmental Protection Agency (USEPA), which was reviewed by the agencies.  UI revised the RAP based on the agencies’ comments and filed a revised RAP which is currently under review by the agencies.  Upon finalization of the RAP, the estimated liability may be adjusted to reflect the actual work expected to be performed.  UI believes that it is not responsible for this contamination, but is unable to state with certainty whether UI will be reimbursed by the property owner, the Connecticut Department of Transportation, for remediation costs.  Any costs that are incurred by UI are expected to be recovered through transmission rates and are reflected as such in UI’s Consolidated Statement of Income (Loss).

Branford Landfill

By letter dated June 29, 2007, USEPA sent UI a request for information and documents related to the environmental conditions at, and USEPA’s cleanup of, a portion of the East Main Street Disposal Superfund Site in Branford, Connecticut.  That portion of the subject site cleaned up by the USEPA consists of two residential properties.  The USEPA requests information related to the period 1967-1986, primarily with respect to UI’s construction and operation of the New Haven Harbor Station generating facility.  After a diligent review of its corporate files and interviewing employees with knowledge regarding New Haven Harbor Station, UI completed and filed the information request with USEPA on August 24, 2007.  UI cannot presently assess the impact, if any, of this recent USEPA request.

UI also received a letter dated September 7, 2007 (also addressed to Raytheon Corp., successor to the building contractor for the New Haven Harbor Station facility, United Engineers and Constructors) in which the current property owner, Shoreline Trailer Court Mobile Homes, states its intent to file suit against UI and Raytheon under the Comprehensive Environmental Response, Liability, and Compensation Act (CERCLA), 42 U.S.C. Sec. 9601, et seq., for compensation relative to its remediation costs at the subject site.  The owner claims to have remediated the

   UIL HOLDINGS CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

site at a cost of approximately $0.8 million and seeks compensation for that amount from UI and Raytheon.  UI has responded, asking for the basis of the allegations with regard to UI, including the identification of documents and witnesses.  UI cannot presently assess the impact, if any, of this recent claim against UI.

Site Decontamination, Demolition and Remediation Costs

On June 16, 2006, UI executed an agreement with the City of Bridgeport and its Redevelopment Authority (the City) for the transfer of title of UI’s Steel Point property to the City and settlement of all claims against the City with respect to relocation of a substation and repair/replacement of a bulkhead, in exchange for payment to UI of $14.9 million, which represents the commercial value of the property and cost to replace the bulkhead.  Pursuant to a Memorandum of Understanding among UI, the City of Bridgeport, and the City’s selected developer for the property (MOU), the City must also provide to UI, within one year and free of charge, a substation site within a reasonable proximity to the Steel Point property.  On July 12, 2006, the DPUC approved the proposed transfer of property and all of the terms of the MOU.  The DPUC also accepted the proposed ratemaking treatment submitted by UI with respect to the property, the substation, and the bulkhead, which provides for UI to recover costs related to the Steel Point property through the CTA, subject to DPUC approval in the annual CTA/SBC reconciliation filing.  Pursuant to the terms of the MOU, title transferred to the City on or about December 13, 2006, upon payment to UI of $10.3 million.  The remaining $4.6 million was paid on June 29, 2007.

Under the MOU, the City and developer released UI from any further liability with respect to the Steel Point property after title transferred, and the City and/or developer must now indemnify UI for environmental matters related to the Steel Point property.  However, UI may be required to remove additional soil on the Steel Point property to achieve environmental compliance to remedy conditions that were discovered before title transferred.  The City and the developer have subsequently claimed that there is additional remediation that may be necessary.  UI has investigated the claim and determined that additional remediation does not appear to be warranted, at this time.  However, any additional costs are expected to be recovered through the CTA.  The sole exception to the indemnity is for personal injury claims brought against UI by UI employees or contractors hired by UI relating to incidents that occurred on the site before title transferred to the City.  UI is not aware of any such claims.  In addition, the MOU provides that there is no indemnity for liability related to contaminated harbor sediments.  UI would seek to recover all uninsured costs related to such sediments that are UI’s responsibility, to the extent incurred, through the CTA in accordance with the ratemaking treatment approved in the DPUC’s July 12, 2006 decision.

A site on the Mill River in New Haven was conveyed by UI in 2000 to an unaffiliated entity, Quinnipiac Energy LLC (QE), reserving to UI permanent easements for the operation of its transmission facilities on the site.  At the time of the sale, a fund of approximately $1.9 million, an amount equal to the then-current estimate for remediation, was placed in escrow for purposes of bringing soil and groundwater on the site into compliance with applicable environmental laws.  Approximately $0.3 million of the escrow fund remains unexpended.  QE’s environmental consultant reports that approximately $2 million of remediation remains to be performed.  QE has entered into a long-term agreement to lease the property to a developer (Evergreen Power).  UI could be required by applicable environmental laws to finish remediating any subsurface contamination at the site if it is determined that QE and/or Evergreen Power has not completed the appropriate environmental remediation at the site.

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

   UIL HOLDINGS CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

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

Claim of Dominion Energy Marketing, Inc.

On December 28, 2001, UI entered into an agreement with Virginia Electric and Power Company, which was subsequently assigned to its affiliate, Dominion Energy Marketing, Inc. (DEMI), for the supply of all of UI’s standard offer generation service needs from January 1, 2002 through December 31, 2003, and for the supply of all of UI’s generation service requirements for special contract customers through 2008 (Power Supply Agreement or PSA).  In December 2004, UI received a letter from DEMI claiming that under the terms of this agreement, DEMI should not have been allocated “CT Reliability COS” charges related to reliability-must-run agreements between ISO-NE and NRG (the owner of power plants located in Connecticut that were formerly owned by Northeast Utilities) in an amount currently estimated at $8.2 million, plus interest.  DEMI claims that such charges are fixed operation and maintenance costs, rather than “Transmission Congestion Costs” for which DEMI is responsible under the terms of the PSA.  UI filed a complaint with the FERC requesting that it exercise jurisdiction and order DEMI to abide by the terms and conditions of the PSA and on May 13, 2005, the FERC issued an order granting UI’s request, finding that DEMI is responsible for the “CT Reliability COS” charges.  DEMI filed a request for rehearing with the FERC, and on May 26, 2006, a FERC administrative law judge (ALJ) issued an initial decision finding DEMI responsible for the “CT Reliability COS” charges.  DEMI subsequently took exception to the ALJ’s initial decision and requested that the Commission reconsider the initial decision.  The Commission unanimously adopted the ALJ’s initial decision and held that DEMI is responsible for the “CT Reliability COS” charges.  On March 22, 2007, DEMI filed a request for rehearing of the Commission’s order.  On October 17, 2007, the FERC denied DEMI’s request for rehearing.  There is a 60 day period within which DEMI may file an appeal in federal court.  If UI is determined to be liable for these amounts to DEMI, UI would seek recovery of these amounts through the regulatory process.

   UIL HOLDINGS CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

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

UI has not paid the assessment and, on October 18, 2005, filed a lawsuit with the Superior Court for the State of Connecticut in order to appeal the DRS’s ruling.  Because this issue has not been previously adjudicated, UI has recorded a reserve of $1.4 million, of which $0.2 million was recorded in 2007, representing UI’s total estimated liability for additional tax and interest covering: (1) the original audit period of July 1, 1998 through December 31, 2000; (2) a subsequent audit period of July 1, 2001 through June 30, 2004; and (3) the unaudited period of July 1, 2004 through September 30, 2007.

On April 17, 2006, the DRS filed a petition with the DPUC with respect to this matter, specifically seeking a declaratory ruling from the DPUC as to its position regarding the applicability of the gross earnings tax statutes for periods on and after January 1, 2000 to the three specific categories of revenue in question noted above.  On August 30, 2006, the DPUC issued its final decision, which stated that although the applicable tax statute does not fall within the DPUC’s jurisdiction, the DPUC believes those specific categories of revenue should be subject to the gross earnings tax.  UI disagrees with this interpretation of the applicable tax statute and, as mentioned above, is contesting the DRS’s ruling in the Superior Court of the State of Connecticut.

Property Tax Assessment

In the first quarter of 2007, UI received notice from the City of Bridgeport (the City) that the personal property tax assessment for October 1, 2006 had been increased from the amount declared by UI of $55.7 million to $69.7 million, based upon the assertion by the City that UI’s property tax declaration was not timely filed.  UI mailed the declarations prior to the November 1, 2006 filing deadline, but the assessor asserts that the declarations were received after November 1, 2006 and were thus not timely filed.  UI appealed the increased assessment to the Bridgeport Board of Assessment Appeal which denied the appeal.  The increase in the personal property tax levied by the City equates to approximately $0.6 million.  UI believes that its property tax declaration was filed on a timely basis under Connecticut law and is contesting the increased assessment in the Superior Court of the State of Connecticut.  On July 31, 2007, UI paid the first half of its property tax obligations to the City, which included half of the increased assessment, or $0.3 million, in order to avoid any potential interest charges applicable to unpaid property tax assessments.  UI has amended its complaint with the Superior Court to seek a refund of this $0.3 million payment.  Accordingly, a receivable has been recorded within the Consolidated Balance Sheet.

Cross-Sound Cable Company, LLC

UIL Holdings and UCI continue to provide two guarantees, in original amounts of $2.5 million and $1.3 million, in support of guarantees by Hydro-Quebec (HQ), the former majority owner of Cross-Sound, to third parties in connection with the construction of the project.

   UIL HOLDINGS CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

The $2.5 million guarantee supports an HQ guarantee to the Long Island Power Authority to provide for damages in the event of a delay in the date of achieving commercial operation of the Cross-Sound Cable.  UIL Holdings expects commercial operating status to be maintained and, accordingly, it has not recorded a liability related to this guarantee in its Consolidated Balance Sheet as of September 30, 2007.

The $1.3 million guarantee supports an agreement under which Cross-Sound is providing compensation to shell fishermen for their losses, including loss of income, incurred as a result of the installation of the cable.  The payments to the fishermen are being made over a 10-year period, ending October 2013, and the obligation under this guarantee reduces proportionately with each payment made. As of September 30, 2007, the remaining amount of the guarantee was $1 million.  Based upon a management assessment, UIL Holdings has not recorded a liability related to this guarantee in its Consolidated Balance Sheet as of September 30, 2007.

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

   UIL HOLDINGS CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(M) SEGMENT INFORMATION
(In Thousands)
	Three Months Ended September 30, 2007
	UI
	Distribution	Transmission	Total UI	Other (1)	Total
Operating Revenues	$242,104	$25,766	$267,870	$5	$267,875
Fuel and Energy	125,933	-	125,933	-	125,933
Operation and maintenance	45,998	4,512	50,510	301	50,811
Transmission wholesale	-	11,296	11,296	-	11,296
Depreciation and amortization	24,247	1,211	25,458	8	25,466
Taxes - other than income taxes	9,907	2,710	12,617	-	12,617
Operating Income (Loss)	36,019	6,037	42,056	(304)	41,752

Other Income and (Deductions), net	3,382	(100)	3,282	445	3,727

Interest Charges, net	4,455	1,157	5,612	1,154	6,766

Income (Loss) From Continuing Operations Before Sale of
Equity Investments, Income Taxes and Equity Earnings	34,946	4,780	39,726	(1,013)	38,713
Gain (Losses) on sale of Equity Investments	-	-	-	-	-
Income (Loss) From Continuing Operations Before Income
Taxes and Equity Earnings	34,946	4,780	39,726	(1,013)	38,713
Income Taxes (Benefits)	14,240	1,679	15,919	(177)	15,742
Income (Loss) From Continuing Operations Before Equity Earnings	20,706	3,101	23,807	(836)	22,971
Income (Losses) from Equity Investments	7	-	7	-	7
Income (Loss) From Continuing Operations	20,713	3,101	23,814	(836)	22,978
Discontinued Operations, Net of Tax	-	-	-	(1,985)	(1,985)
Net Income (Loss)	$20,713	$3,101	$23,814	$(2,821)	$20,993

	Three Months Ended September 30, 2006
	UI
	Distribution	Transmission	Total UI	Other (1)	Total
Operating Revenues	$241,480	$19,660	$261,140	$4	$261,144
Fuel and Energy	124,699	-	124,699	-	124,699
Operation and maintenance	47,144	3,498	50,642	1,112	51,754
Transmission wholesale	-	11,317	11,317	-	11,317
Depreciation and amortization	19,796	1,268	21,064	1	21,065
Taxes - other than income taxes	10,253	2,349	12,602	14	12,616
Operating Income (Loss)	39,588	1,228	40,816	(1,123)	39,693

Other Income and (Deductions), net	3,192	399	3,591	1,225	4,816

Interest Charges, net	4,386	640	5,026	1,073	6,099

Income (Loss) From Continuing Operations Before Sale of
Equity Investments, Income Taxes and Equity Earnings	38,394	987	39,381	(971)	38,410
Gain (Losses) on sale of Equity Investments	-	-	-	-	-
Income (Loss) From Continuing Operations Before Income
Taxes and Equity Earnings	38,394	987	39,381	(971)	38,410
Income Taxes (Benefits)	9,504	92	9,596	(397)	9,199
Income (Loss) From Continuing Operations Before Equity Earnings	28,890	895	29,785	(574)	29,211
Income (Losses) from Equity Investments	446	-	446	-	446
Income (Loss) From Continuing Operations	29,336	895	30,231	(574)	29,657
Discontinued Operations, Net of Tax	-	-	-	(17,858)	(17,858)
Net Income (Loss)	$29,336	$895	$30,231	$(18,432)	$11,799

   UIL HOLDINGS CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

	Nine Months Ended September 30, 2007
	UI
	Distribution	Transmission	Total UI	Other (1)	Total
Operating Revenues	$697,450	$61,715	$759,165	$13	$759,178
Fuel and Energy	413,623	-	413,623	-	413,623
Operation and maintenance	133,646	13,830	147,476	755	148,231
Transmission wholesale	-	23,907	23,907	-	23,907
Depreciation and amortization	62,369	3,607	65,976	24	66,000
Taxes - other than income taxes	27,475	6,721	34,196	-	34,196
Operating Income (Loss)	60,337	13,650	73,987	(766)	73,221

Other Income and (Deductions), net	7,341	1,176	8,517	2,043	10,560

Interest Charges, net	12,813	2,826	15,639	3,349	18,988

Income (Loss) From Continuing Operations Before Sale of
Equity Investments, Income Taxes and Equity Earnings	54,865	12,000	66,865	(2,072)	64,793
Gain (Losses) on sale of Equity Investments	-	-	-	-	-
Income (Loss) From Continuing Operations Before Income
Taxes and Equity Earnings	54,865	12,000	66,865	(2,072)	64,793
Income Taxes (Benefits)	23,780	3,764	27,544	(583)	26,961
Income (Loss) From Continuing Operations Before Equity Earnings	31,085	8,236	39,321	(1,489)	37,832
Income (Losses) from Equity Investments	55	-	55	-	55
Income (Loss) From Continuing Operations	31,140	8,236	39,376	(1,489)	37,887
Discontinued Operations, Net of Tax	-	-	-	(1,745)	(1,745)
Net Income (Loss)	$31,140	$8,236	$39,376	$(3,234)	$36,142

	Nine Months Ended September 30, 2006
	UI
	Distribution	Transmission	Total UI	Other (1)	Total
Operating Revenues	$605,499	$55,655	$661,154	$13	$661,167
Fuel and Energy	324,416	-	324,416	-	324,416
Operation and maintenance	134,849	11,332	146,181	4,638	150,819
Transmission wholesale	-	23,308	23,308	-	23,308
Depreciation and amortization	50,845	3,712	54,557	5	54,562
Taxes - other than income taxes	27,324	6,263	33,587	15	33,602
Operating Income (Loss)	68,065	11,040	79,105	(4,645)	74,460

Other Income and (Deductions), net	7,225	1,073	8,298	2,710	11,008

Interest Charges, net	12,698	1,806	14,504	3,834	18,338

Income (Loss) From Continuing Operations Before Sale of
Equity Investments, Income Taxes and Equity Earnings	62,592	10,307	72,899	(5,769)	67,130
Gain (Losses) on sale of Equity Investments	-	-	-	18,908	18,908
Income (Loss) From Continuing Operations Before Income
Taxes and Equity Earnings	62,592	10,307	72,899	13,139	86,038
Income Taxes (Benefits)	20,244	3,610	23,854	5,560	29,414
Income (Loss) From Continuing Operations Before Equity Earnings	42,348	6,697	49,045	7,579	56,624
Income (Losses) from Equity Investments	(369)	-	(369)	473	104
Income (Loss) From Continuing Operations	41,979	6,697	48,676	8,052	56,728
Discontinued Operations, Net of Tax	-	-	-	(79,717)	(79,717)
Net Income (Loss)	$41,979	$6,697	$48,676	$(71,665)	$(22,989)

	UI (2)
	Distribution	Transmission	Total UI	Other (1) (3)	Total
Total Assets as of September 30, 2007	$-	$-	$1,692,054	$92,316	$1,784,370

Total Assets as of December 31, 2006	$-	$-	$1,496,948	$134,545	$1,631,493

(1) Include UIL Holdings Corporate and UIL Holdings' non-utility businesses.
(2) Information for segmenting total assets between Distribution and Transmission is not available. Total UI assets are disclosed in the Total UI column.
Net plant in service is segregated by segment and, as of September 30, 2007, was $525.7 million and $274.1 million for Distribution and Transmission, respectively. As of December 31, 2006, net plant in service was $491.8 million and $155.1 million for Distribution and Transmission, respectively.
(3) Includes assets of discontinued operations held for sale.

   UIL HOLDINGS CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(N) DISCONTINUED OPERATIONS

UIL Holdings substantially completed its sale of the business of its wholly-owned subsidiary, Xcelecom effective December 31, 2006, and in accordance with the provisions of SFAS No. 144, the results of Xcelecom for the three and nine months ended September 30, 2007 and 2006 have been reported as discontinued operations in the accompanying Consolidated Statement of Income (Loss), and as discontinued operations held for sale in the Consolidated Balance Sheet as of September 30, 2007 and December 31, 2006.

A summary of the discontinued operations of Xcelecom follows (in thousands):

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006

Net operating revenues	$186	$88,537	$737	$284,105
Operating income (loss)	$(685)	$(3,050)	$(1,494)	(103,802)
Income (loss) before income taxes	$(3,260)	$(26,462)	$(2,978)	$(127,646)
Income tax benefit (expense)	1,275	8,031	1,233	47,865
Income (loss) from discontinued operations, net of tax, excluding gain (loss) on sales	$(1,985)	$(18,431)	$(1,745)	$(79,781)
Gain on sale of Government Center Thermal Energy Partnership, net of tax	-	-	-	705
Loss on sale of assets of M.J. Daly & Sons, Incorporated, net of tax	-	(174)	-	(1,388)
Gain on sale of subsidiary, the Systems Integration companies, net of tax	-	747	-	747
Net income (loss) from discontinued operations	$(1,985)	$(17,858)	$(1,745)	$(79,717)

UIL Holdings is contingently liable to sureties on performance and payment bonds issued by those sureties, relating to construction projects entered into by Xcelecom and its subsidiaries in the normal course of business.  These bonds provide a guarantee to the customer that Xcelecom or its subsidiaries will perform under the terms of a contract and that it will pay subcontractors and vendors.   Surety bonds remain outstanding on certain projects being completed by Xcelecom’s former companies.  The majority of these contingent commitments will expire within the next three months.  If Xcelecom’s former companies and the buyers of those companies fail to perform under a contract or to pay subcontractors or vendors, the customer may demand that the surety make payments or provide services under the bond.  UIL Holdings must reimburse the surety for any expenses or outlays it incurs and seek recoupment of those expenses from the buyers of Xcelecom’s former companies.  Sureties have never been required to make payments on Xcelecom’s behalf under the bonds, and UIL Holdings believes that the buyers of Xcelecom’s former companies have every incentive to continue to perform their obligations on the construction projects and have adequate management and other resources to do so.  Accordingly, UIL Holdings concluded that it need not record a liability in connection with these obligations in its Consolidated Balance Sheet as of September 30, 2007.  As of September 30, 2007, sureties had issued bonds for the account of Xcelecom in the aggregate amount of approximately $188.9 million. The expected remaining costs to complete for the projects covered by such surety bonds was approximately $30.4 million as of September 30, 2007.

Xcelecom recognizes certain significant claims for recovery of incurred costs when (1) it is probable that the claim will result in additional contract revenue, (2) when the amount of the claim can be reasonably estimated, and (3) when it is determined that there is legal basis for the claim.  Such amounts are recorded at estimated net realizable value and take into account factors that may affect Xcelecom’s ability to bill unbilled revenues and collect amounts

   UIL HOLDINGS CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

after billing.  Receivables, related to claims, of $1.2 million are included in current assets of discontinued operations held for sale as of September 30, 2007 and December 31, 2006.  In addition, UIL Holdings has the right to certain claims related to the sales of the Xcelecom businesses that are not included in the accompanying statement of Consolidated Statement of Income (Loss) as of September 30, 2007.

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

In March 2007, UIL Holdings and Xcelecom entered into a prepayment agreement with the buyer of Terry’s Electric, Inc., (Terry’s) which the buyer purchased from Xcelecom in November 2006.  Under the terms of the agreement, UIL Holdings received $2.5 million in settlement of all obligations of the buyer under the agreement pursuant to which Terry’s was sold.  This resulted in an after-tax gain of $0.4 million, which is reported as discontinued operations in the accompanying Consolidated Statement of Income (Loss) for the nine months ended September 30, 2007.

On September 28, 2007, UIL Holdings and Xcelecom entered into a settlement agreement and second amendment to the December 29, 2006 Securities Purchase Agreement with SAIDS LLC (SAIDS), the buyer of Xcelecom subsidiary, Allan/Brite-Way Electrical Contractors, Inc.  Under the terms of the agreement, UIL Holdings received $0.5 million in settlement of certain obligations of the parties to each other.  Collections from certain project claims, accounts receivable and retention balances will be allocated to UIL Holdings.  This settlement had no impact on the accompanying Consolidated Statement of Income (Loss) for the nine months ended September 30, 2007.

On October 23, 2007, UIL Holdings and Xcelecom entered into a settlement agreement and first amendment to the December 29, 2006 Securities Purchase Agreement with Phalcon, Ltd, the buyer of Xcelecom subsidiaries, JBL Electric, Inc., JE Richards, Inc. and McPhee Electric Ltd., LLC.  Under the terms of the agreement, UIL Holdings received $7.3 million in settlement of outstanding notes receivable, interest receivable and certain obligations of the parties to each other.  UIL Holdings will retain 50% of the interest in certain outstanding project claims.  This settlement resulted in an after-tax loss of $1.6 million, which is reported as discontinued operations in the accompanying Consolidated Statement of Income (Loss) for the nine months ended September 30, 2007.

The aforementioned settlements significantly reduce the risks faced by UIL Holdings and Xcelecom in regards to among other things, the completion of certain outstanding projects, job cost degradation and collection of accounts receivable.  In addition, the settlement accelerated the payment of certain notes receivable which were scheduled to be collected through 2010.

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

The United Illuminating Company

UI is an electric transmission and distribution utility whose structure and operations are significantly affected by legislation and regulation.  UI’s rates and authorized return on equity are regulated by the Federal Energy Regulation Commission (FERC) and the Connecticut Department of Public Utility Control (DPUC).  Legislation and regulatory decisions implementing legislation establish a framework for UI’s operations.  Other factors affecting UI’s financial results are operational matters such as sales volume and ability to control expenses, major weather disturbances, and capital expenditures.  UI expects significant growth in its capital investment in its distribution and transmission infrastructure.  UI is constructing its portion of a major transmission line in southwest Connecticut and is also constructing a substation in Trumbull, Connecticut.

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

Connecticut Public Act 05-01 (the Energy Independence Act or EIA) became law in July 2005.  The EIA adds to the items included in the definition of Federally Mandated Congestion Charges (FMCCs); provides for incentives to promote the development of projects and resources that are intended to reduce FMCCs; provides for the recovery by UI of the costs of such incentives through the FMCC rate component on retail customers’ bills; makes certain changes to the prior electric restructuring legislation in the state; and makes other changes to the statutes administered by the DPUC.  In general, the DPUC is authorized by the EIA to identify and implement measures intended to reduce FMCCs, both in the near- and long-term.  These measures can include incentives for the development of distributed resources, new generation and contracts for capacity rights from generation, and conservation and energy efficiency measures to be entered into by electric distribution companies such as UI after a request for proposal process administered by the DPUC.  The EIA establishes Class III renewable energy resources and related portfolio standards for generation services, in addition to the existing Class I and Class II renewable energy resources and portfolio standards.  The EIA provides for the waiving of electric back-up rates and gas delivery charges for qualifying customer-side distributed resources, with recovery of electric distribution company costs through the FMCC rate component of bills.

Pursuant to the EIA, the DPUC initiated a process to solicit bids to create new or incremental capacity resources in order to reduce federally mandated congestion charges.  In August 2007, the DPUC approved four contracts for differences under which each contract specifies a capacity quantity and a monthly settlement that reflects the difference between a forward market price and the contract price.  As directed by the DPUC, UI executed two of the contracts and The Connecticut Light and Power Company (CL&P) executed the other two contracts.  Simultaneously, UI executed a sharing agreement with CL&P whereby UI pays 20% of the costs and obtains 20% of the benefits of the contracts.  The DPUC has confirmed that costs associated with these contracts for difference would be recoverable by UI and CL&P.  An appeal of the DPUC decision approving the contracts for difference was filed by an entity that had submitted a proposal to the DPUC that was not selected, and is presently pending.

Connecticut Public Act 07-242, “An Act Concerning Electricity and Energy Efficiency” (2007 Energy Act), consisting of more than 100 sections, became law in June 2007.  The 2007 Energy Act, among other things, provides for the state’s two electric distribution companies to submit a comprehensive resource procurement plan to the DPUC by January 2008, to file plans in January 2008 to build peaking generation on a regulated cost of service basis for consideration by the DPUC, to purchase existing generation assets with DPUC approval, to submit competitive proposals to build generation, and to be the builder of generation on a last resort basis on a regulated cost of service basis if other means of meeting the state’s resource needs are not acceptable to the DPUC.  The reasonable costs of preparing the resource plan and of regulated generation plans are recoverable by the electric distribution companies.  The 2007 Energy Act also provides for the DPUC to order decoupling of an electric distribution company’s revenues from the company’s sales, through rate design changes or a sales adjustment clause or both, at the time of the company’s next rate proceeding, and to consider in that rate case determination whether any adjustment in the company’s authorized return on equity should be made as a result of the decoupling.  A decoupling order should reduce or eliminate adverse impacts on electric distribution companies of reduced sales revenues resulting from implementing the energy efficiency and conservation programs promoted by the 2007 Energy Act and prior years’ legislation.  The 2007 Energy Act establishes and expands programs promoting distributed generation, renewable source generation, energy efficiency programs and fuel cells, and provides generally for an electric distribution company’s recovery of its reasonable costs incurred in connection with such programs.  In addition, the 2007 Energy Act establishes “Energy Improvement Districts,” which can be utilized by municipalities to plan, finance and support the development of distributed resources to serve customers within the municipality’s Energy Improvement District.  The DPUC has established regulatory dockets to implement the 2007 Energy Act.  UI cannot at this time estimate the impact of the 2007 Energy Act.  UI is participating in the DPUC’s implementation proceedings.

Pursuant to the 2007 Energy Act, the DPUC approved a plan to offer a conservation incentive program (Summer Savers Program) to all of UI’s customers.  Customers can earn a credit of 10%, 15% or 20% off the generation portion of their electric bill for the months of July through September 2007 if they reduce their electric consumption, weather adjusted, during those months as compared to the same period of 2006.   UI estimates that the customer credits, which will be applied to customers’ bills during the November billing period, total $4.5 million.

Accordingly, a payable has been recorded on the Consolidated Balance Sheet.  The credits are recoverable through Systems Benefits Charge (SBC) rates, therefore, there is no impact on net income.

2007 Rates

On December 19, 2006, the DPUC issued a decision implementing UI’s 2007 rate increase and established customers’ Generation Services Charge (GSC) for the first six months of 2007 to reflect the cost of wholesale power supply procured by UI to provide standard service and supplier of last resort service.  The decision implements a settlement between UI and the Prosecutorial unit of the DPUC staff that, in addition to implementation of new distribution and GSC rates, provides short-term measures to mitigate the impact of these rate increases on residential customers.  Under the settlement and decision, UI is recovering its power procurement costs and distribution rates in their entirety, along with the costs associated with these mitigation measures.  During the first two quarters of 2007, UI implemented the 2007 rate increase in accordance with the terms of the final decision.  On July 1, 2007, revised retail rates became effective, reflecting new GSC rates for standard service and supplier of last resort, resulting from UI’s most recent power procurement, as described below.  A $2.3 million increase to SBC rates was approved in August 2007 for implementation effective January 1, 2008.

Pension and Postretirement Expenses

In February 2007, the Internal Revenue Service mandated a change in the mortality tables utilized for certain ERISA-related liability calculations, effective January 1, 2007.  As a result, UI made a corresponding change to its mortality table assumption used to determine pension and postretirement expense for accounting purposes.  This change resulted in an increase to pension and postretirement expenses of approximately $1.8 million annually.  In its last rate case, UI requested regulatory asset treatment for the increase in pension and postretirement expenses if, and when, the Internal Revenue Service mandated a change in the mortality tables during the 2006 to 2009 period.  On August 1, 2007, in response to a UI request for clarification, the DPUC confirmed that it would be appropriate for UI to set up a regulatory asset for the change in such expenses resulting from the use of the new mortality tables.  In the second quarter, UI deferred approximately $0.9 million of pension and postretirement expense and set up a regulatory asset, reflecting the increase in costs from January 1, 2007 through June 30, 2007.  During the third quarter, UI deferred approximately $0.5 million of additional pension and postretirement expense.  UI will continue to defer the incremental pension and postretirement costs resulting from the change in the mortality tables until its next rate case and believes it is probable that the regulatory asset will be recovered.

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

On March 23, 2007, UI filed with the FERC to obtain incentive rate treatment for costs associated with the Middletown/Norwalk project.  In particular, UI sought approval for (1) the inclusion of 100% of construction work in progress (CWIP) in the transmission rate base, as opposed to the 50% previously approved, and (2) a 50 basis point ROE adder for the project’s use of advanced transmission technologies.  A FERC order was issued on May 22, 2007, which accepted UI’s request for the inclusion of 100% of CWIP in rate base and partially accepted a 50 basis point adder for advanced transmission technologies, which will only be applied to certain of the technologies that will be used in the construction of the project. UI estimates that approximately 50% of the project costs represent the advanced transmission technologies with respect to which the 50 basis point adder was approved by the FERC.  In June 2007, the DPUC and other interveners filed requests for rehearing of the FERC order granting UI these incentives.  On July 23, 2007, the FERC granted rehearing, but has not yet issued a substantive order.  On September 25, 2007, UI filed a requested clarification of the tariff with the FERC, reflecting all applicable incentives.  The comment period has now passed, with no comment filed.

On August 29, 2007, the DPUC issued its final decision on UI’s 2006 Competitive Transition Assessment (CTA)/SBC Reconciliation filing.  In the decision, the DPUC approved UI’s 2006 reconciliation filing and a $2.3 million rate increase to recover incurred uncollectibles expenses associated with hardship customers within SBC.  In addition, the decision discontinued revenue transfers between CTA and SBC effective January 1, 2007.  Prior to January 1, 2007, any difference in SBC revenues and expenses were funded through a revenue transfer from the CTA.  Subsequent to January 1, 2007, differences in SBC revenues and expenses will be deferred for true-up in the next annual CTA/SBC Reconciliation filing.  This change did not have an impact on the Consolidated Statement of Income (Loss) for the nine months ended September 30, 2007.

Generation

On October 17, 2007, UI entered into a joint development agreement (the Agreement) with NRG Energy, Inc. (NRG), pursuant to which UI and NRG have agreed to work together on an exclusive basis to develop and submit to the DPUC a joint proposal to construct peaking generation in Connecticut.  The joint proposal would be submitted in response to the 2007 Energy Act, which requires UI to submit a proposal to construct peaking generation.

The Agreement provides that UI and NRG will use their reasonable best efforts to submit a joint proposal to the DPUC during January 2008 as required by the 2007 Energy Act and work together in connection with the DPUC approval process following submission of the proposal.  The details of the joint proposal are subject to the mutual agreement of UI and NRG.  In the event that the DPUC accepts a joint proposal submitted by the parties, the Agreement contemplates that UI and NRG would each hold a 50% ownership interest in the peaking generation facilities, which would be located on sites in Connecticut.  The Agreement also provides that certain expenses incurred in connection with the joint proposal will be shared equally by the parties.

Operations

In January 2004, upon implementing the Restructuring Legislation, UI established a Distribution Division and other “unbundled” components for accounting purposes, to reflect the various unbundled components on customer bills.  Initially, the Distribution Division included both transmission and distribution.  For regulatory and accounting purposes, UI has now separated transmission and distribution into separate divisions.  Changes to income and expense items related to distribution have a direct impact on net income and earnings per share.

Changes to items in “other unbundled utility components” do not have an impact on net income and earnings per share.  The other unbundled components are Transmission (TRAN), the CTA, the SBC, the GSC, the Conservation and Load Management (C&LM) charge, and the Renewable Energy Investment (REI) charge.  TRAN earns an allowed return on the equity portion of its rate base.  UI is estimating an overall allowed weighted-average return on equity of 11.99% for the year ended December 31, 2007.  The CTA earns a 9.75% return on the equity portion of its rate base.  The return is achieved either by accruing additional amortization expenses, or by deferring such expenses, as required to achieve the authorized return.  Amortization expenses in the CTA component impact earnings indirectly as a result of changes to the CTA rate base.  The SBC, GSC, the C&LM charge and the REI charge are essentially pass-through components (revenues are matched to recover costs).

In 2003, legislation provided for UI to collect a fee of $0.0005/kilowatt-hour from transitional standard offer service customers, beginning January 1, 2004, and continuing through December 31, 2006, as compensation for providing transitional standard offer service.  This fee was included in the GSC amounts charged to transitional standard offer customers, and is excluded by the legislation from determinations of whether UI’s rates are just and reasonable.  For 2006, these fees generated approximately $2.8 million in revenue.  The legislation also provided for the DPUC to establish an incentive plan for the procurement of long-term contracts for transitional standard offer service that compares UI’s actual average contract price to a regional average price for electricity, making adjustments as deemed appropriate by the DPUC.  If UI’s price was lower than the average, the legislation provided for the plan to allocate $0.00025/kilowatt-hour of transitional standard offer service to the distribution company.  The DPUC issued a draft decision on December 8, 2005 approving UI’s proposed methodology for calculating the incentive fee and noting that UI had earned the incentive fee applicable to the year 2004, which amounted to approximately $1.4 million and was recognized in income in 2005.  The draft decision did not address the incentive related to 2005.  The hearing was subsequently reopened to consider objections raised by the Office of Consumer Counsel.  The DPUC engaged a consultant who has issued a report indicating that UI is not entitled to the incentive.  UI intends to contest the consultant’s methodology and conclusion.  A hearing date has been set for early December 2007, with a final decision in February 2008.  UI has not recognized the 2005 and 2006 incentive in income.

Power Supply Arrangements

UI must procure its standard service power pursuant to a procurement plan approved by the DPUC.  UI works closely with a third party consultant retained by the DPUC in the procurement process for standard service and supplier of last resort service and in recommending bids to the DPUC.

UI has now conducted four rounds of solicitation, the most recent in October 2007 for standard service and supplier of last resort service.  As a result of these procurements, UI has wholesale power supply agreements in place for the supply of all of UI’s standard service customers for the remainder of 2007 and all of 2008.  UI has power supply agreements in place for supplier of last resort service for the remainder of 2007 and the first quarter of 2008.  Under Connecticut legislation passed in 2007, supplier of last resort service will be procured on a quarterly basis going forward.

On December 28, 2001, UI entered into an agreement with Virginia Electric and Power Company, subsequently assigned to its affiliate Dominion Energy Marketing, Inc. (DEMI), for the supply of all of UI’s generation service requirements through 2008 for certain customers who entered into long-term special contracts with UI prior to the enactment of the 1998 restructuring legislation.  Through contract expirations or customers choosing an alternate supplier to supply generation service requirements, these requirements expired in August 2007.

Competitive Transition Assessment

UI’s CTA collection recovers costs that have been reasonably incurred, or will be incurred, to meet its public service obligations and that will likely not otherwise be recoverable in a competitive market.  These “stranded costs” include above-market long-term purchased power contract obligations, regulatory asset recovery and above-market investments in power plants.  A significant amount of UI’s earnings is generated by the authorized return on the equity portion of unamortized stranded costs in the CTA rate base.  UI’s after-tax earnings attributable to CTA for the nine months ended September 30, 2007 and 2006 were $8 million and $8.6 million, respectively.  A significant portion of UI’s cash flow from operations is also generated from those earnings and from the recovery of the CTA rate base.  Cash flow from operations related to CTA amounted to $25.4 million and $20.6 million for the nine months ended September 30, 2007 and 2006, respectively.  The CTA rate base has declined from year to year for a number of reasons, including:  amortization of stranded costs, the sale of UI’s nuclear units, and adjustments made through the annual DPUC review process.  The original rate base component of stranded costs, as of January 1, 2000, was $433 million.  It has since declined to $216 million at September 30, 2007.  In the future, UI’s CTA earnings will decrease while, based on UI’s current projections, cash flow will remain fairly constant after the expiration of the Bridgeport RESCO generating facility contract on December 31, 2008, until stranded costs are fully amortized by 2015.  The date by which stranded costs are fully amortized depends primarily upon the DPUC’s future decisions which could affect future rates of stranded cost amortization.

Capital Projects

In order to maintain and improve its electricity delivery system and to provide quality customer service, UI is required to spend a significant amount each year on capital projects in the Distribution and Transmission Divisions.  A large portion of the funds required for capital projects is provided by operating activities, and the remainder must be financed externally.

In April 2005, the Connecticut Siting Council (CSC) approved a project to construct a 345-kilovolt (kV) transmission line from Middletown, Connecticut, to Norwalk, Connecticut, which was jointly proposed by UI and The Connecticut Light and Power Company (CL&P).  This project is expected to improve the reliability of the transmission system in southwest Connecticut.

UI will construct, own, and operate transmission and substation facilities comprising approximately 20% of the total project cost.  UI’s current estimate for its share of the project cost is approximately $255 million to $285 million (excluding allowance for funds used during construction).  Based on the current projected schedule of construction, the project is expected to be complete in 2009.  Upon project completion, UI’s transmission rate base will have increased by approximately $260 million to $290 million, an increase of more than 200% relative to UI’s net transmission assets existing prior to the project receiving CSC approval.  For project costs incurred prior to August 8, 2005, the FERC approved UI’s request to include 50% of those construction work in progress (CWIP) expenditures in the rate base, allowing a return to be earned on that portion of UI’s investment before the project is completed.  UI will commence earning a return on the remaining 50% of the project costs incurred prior to that date when those costs are added to the rate base in conjunction with the investment being placed in service.  For project costs incurred after August 8, 2005, the FERC approved UI’s request to include 100% of those CWIP expenditures in rate base, effective as of May 23, 2007.  UI’s costs for the project are expected to be included in and recovered through transmission revenues requirements, which are under FERC jurisdiction.

Procurement of most of the major project components has been completed and all significant project approvals have been received.  Construction of the 345-kV transmission line and associated facilities is nearly 50% completed.  The Project team is preparing its transmission cost allocation application for submittal to ISO-NE by the end of 2007.

Appeals to the Connecticut Superior Court were taken by three groups of entities, each of whom contested the CSC’s decision with respect to the location and construction of the line in two areas along the project route but did not contest the need for the project and did not seek a stay of the CSC decision.  Two of these appeals have been resolved and withdrawn and a settlement agreement has been executed with the third group of entities.  Two more recent appeals, which were filed by property owners along one portion of the line, were dismissed by the Superior Court.  One of the appellants has appealed that dismissal.  Several property owners have initiated lawsuits against CL&P and UI with respect to CL&P’s construction of its portion of the project.  The lawsuits are unrelated to UI’s portion of the project.

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

As a result of capital losses incurred during 2006 related to the Xcelecom divestiture, UIL Holdings has filed a refund request with the IRS to carryback a portion of these capital losses to prior years to offset capital gains on which UIL Holdings previously paid federal income taxes.  The total amount of the refund request was $26.5 million, of which $6.1 million was received in October 2007.  UIL Holdings expects to receive the remaining $20.4 million in the fourth quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES

UIL Holdings generates its capital resources primarily through operations.  At September 30, 2007, UIL Holdings had $52.7 million of unrestricted cash and temporary cash investments.  This represents a decrease of $10.7 million from the corresponding balance at December 31, 2006.  The components of this decrease, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

(In Millions)

Balance, December 31, 2006	$63.4

Net cash provide by operating activities	70.0

Net cash provided by (used in) investing activities:
Restricted cash	0.1
Proceeds from sale of Steel Point	4.6
Proceeds from Terry’s Electric, Inc. settlement	2.5
Cash invested in plant - net of AFUDC debt	(160.7)
(153.5)

Net cash provided by (used in) financing activities:
Financing activities, excluding dividend payments	96.6
Dividend payments	(21.6)
75.0

Net change in cash	(8.5)

Balance, September 30, 2007	$54.9
Less cash and temporary cash investments of discontinued operations at end of period	2.2
Continuing operations balance, September 30, 2007	$52.7

The unrestricted cash position of UIL Holdings decreased by $10.7 million from December 31, 2006 to September 30, 2007, as cash used in investing activities consisted primarily of capital expenditures of $160.7 million.  Cash provided by financing activities during the first nine months included $100 million from long-term debt, partially offset by the quarterly dividend payments on UIL Holdings common stock totaling $21.6 million and a $4.3 million principal payment on UIL Holdings’ long-term debt.

UIL Holdings also accesses capital through both long-term and short-term financing arrangements.  Total current and long-term debt outstanding as of September 30, 2007 was $582.6 million, as compared to $486.9 million as of December 31, 2006.  UI entered into a Note Purchase Agreement in the principal amount of $175 million, of which $100 million was funded on September 30, 2007 and $75 million is expected to be funded on December 6, 2007, subject to certain conditions.  UI and UIL Holdings also have a short-term credit facility under which UI and UIL Holdings have aggregate borrowing capacity totaling $175 million, with $50 million of the limit available for UIL Holdings.  Pursuant to the agreement, UI will not be liable for any borrowings incurred by UIL Holdings.  UI had a standby letter of credit outstanding in the amount of $3 million as of September 30, 2007.  UIL Holdings had a standby letter of credit outstanding in the amount of $2.6 million as of September 30, 2007.   This standby letter of credit also reduces the amount of credit available for UI under the credit facility.  Available credit for UI at September 30, 2007 was $169 million, of which $47 million of that amount is available for UIL Holdings.

All capital requirements that exceed available cash will have to be provided by external financing.  Although there is no commitment to provide such financing from any source of funds, other than the short-term credit facilities and Note Purchase Agreement discussed above, future external financing needs are expected to be satisfied by the issuance of additional short-term and long-term debt.  The continued availability of these methods of financing will be dependent on many factors, including conditions in the securities markets, economic conditions, and future income and cash flow.  See Part I, Item 1, “Financial Statements - Notes to Consolidated Financial Statements – Note (B), Capitalization and Note (D), Short-Term Credit Arrangements” of this Form 10-Q and UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2006, for a discussion of UIL Holdings’ financing arrangements.

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

CRITICAL ACCOUNTING POLICIES

UIL Holdings’ Consolidated Financial Statements are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty.  UIL Holdings believes that investors need to be aware of these policies and how they impact UIL Holdings’ financial reporting to gain a more complete understanding of UIL Holdings’ Consolidated Financial Statements as a whole, as well as management’s related discussion and analysis presented herein.  While UIL Holdings believes that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts.  The accounting policies and related risks described in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2006 are those that depend most heavily on these judgments and estimates.  At September 30, 2007, there have been no material changes to any of the Critical Accounting Policies described therein, except for the adoption of FIN 48.  See Part I, Item 1, “Financial Statements – Notes to Consolidated Financial Statements – Note (A), Statement of Accounting Policies – Income Taxes.”

OFF-BALANCE SHEET ARRANGEMENTS

UIL Holdings and its subsidiaries occasionally enter into guarantee contracts in the ordinary course of business.  At the time a guarantee is provided, an analysis is performed to assess the expected financial impact, if any, based on the likelihood of certain events occurring that would require UIL Holdings to perform under such guarantee.  Subsequent analysis is performed on a periodic basis to assess the impact of any changes in events or circumstances.  If such an analysis results in an amount that is inconsequential, no liability is recorded on the balance sheet related to the guarantee.  As of September 30, 2007, UIL Holdings had certain guarantee contracts outstanding for which no liability has been recorded in the Consolidated Financial Statements.  See Part I, Item 1, “Financial Statements – Notes to Consolidated Financial Statements – Note (J), Commitments and Contingencies,” of this Form 10-Q for further discussion of such guarantees.

NEW ACCOUNTING STANDARDS

UIL Holdings reviews new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have.  As of the filing of this Quarterly Report on Form 10-Q, there were no new accounting standards issued that were projected to have a material impact on UIL Holdings’ Consolidated Balance  Sheet, Consolidated Statement of Income (Loss) or liquidity.  Refer to Part I, Item 1, “Financial Statements – Notes to Consolidated Financial Statements – Note (A), Statement of Accounting Policies – New Accounting Standards,” for further discussion regarding new accounting standards.

RESULTS OF OPERATIONS

Use of Non-GAAP Measures

Within the “Results of Operations” section of this Quarterly Report on Form 10-Q, tabular presentations showing a comparison of UIL Holdings’ net income and earnings per share (EPS) for the three and nine months ended September 30, 2007 and 2006 are provided.  The amounts presented show the earnings per share from continuing operations for each of UIL Holdings’ lines of business, calculated by dividing the income from continuing operations of each line of business by the average number of shares of UIL Holdings common stock outstanding for the periods presented.  The earnings per share tables presented in “The United Illuminating Company Results of Operations” and “Non-Utility Results of Operations” for all periods presented are calculated on the same basis and reconcile to the amounts presented in the table under the heading “UIL Holdings Corporation Results of Operations.”  UIL Holdings believes this information is useful in understanding the fluctuations in earnings per share between the current and prior year periods.  The total earnings per share from continuing operations and discontinued operations in the table presented under the heading “UIL Holdings Corporation Results of Operations” are presented on a GAAP basis.

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

Third Quarter 2007 vs. Third Quarter 2006

UIL Holdings Corporation Results of Operations:  Third Quarter 2007 vs. Third Quarter 2006

UIL Holdings’ earnings from continuing operations were $22.9 million, or $0.92 per share, for the third quarter of 2007, a decrease of $6.7 million, or $0.29 per share, compared to the third quarter of 2006.  The decrease in earnings was primarily due to the absence in 2007 of non-recurring earnings recorded in 2006 of $6.5 million, or $0.27 per share, due to reversal of accumulated deferred investment tax credits and excess deferred federal income taxes resulting from a final decision from the DPUC in regards to the Private Letter Ruling (PLR) issued by the Internal Revenue Service (IRS).  Loss from discontinued operations was $2.0 million, or $0.08 per share, for the third quarter of 2007, an improvement of $15.8 million or $0.65 per share, compared to the third quarter of 2006.  Total earnings, including discontinued operations, were $20.9 million, or $0.84 per share, for the third quarter of 2007, an increase of $9.1 million, or $0.36 per share, compared to the third quarter of 2006.

The table below represents a comparison of UIL Holdings’ Net Income (Loss) and Earnings per Share (EPS) for the third quarter of 2007 and the third quarter of 2006.

			2007 more (less) than 2006
	Quarter Ended September 30, 2007	Quarter Ended September 30, 2006	Amount	Percent
(In Millions except Percents and Per Share Amounts)
Net Income (Loss)
UI	$23.7	$30.1	$(6.4)	(21)%
Non-Utility	(0.8)	(0.5)	(0.3)	(60)%
Total Net Income from Continuing Operations	$22.9	$29.6	$(6.7)	(23)%
Discontinued Operations	(2.0)	(17.8)	15.8	88%
Total Net Income (Loss)	$20.9	$11.8	$9.1	77%

EPS
UI	$0.95	$1.23	$(0.28)	(23)%
Non-Utility	(0.03)	(0.02)	(0.01)	(50)%
Total EPS from Continuing Operations - Basic	0.92	$1.21	$(0.29)	(24)%
Discontinued Operations	(0.08)	(0.73)	0.65	89%
Total EPS – Basic	$0.84	$0.48	$0.36	75%
Total EPS - Diluted (Note A)	$0.83	$0.47	$0.36	77%

Note A:   Reflecting the effect of dilutive stock options, performance shares and restricted stock.  Dilutive securities diluted earnings from continuing operations by $0.01 per share, but did not dilute the loss from discontinued operations for the three months ended September 30, 2007.  Dilutive securities diluted earnings from continuing operations by $0.02 per share and diluted the loss from discontinued operations by $0.01 per share for the three months ended September 30, 2006.

The following table presents a line-by-line breakdown of revenue and expenses from UIL Holdings' Consolidated Statement of Income (Loss) by subsidiary, including comparisons between the third quarter of 2007 and the third quarter of 2006. Significant variances are explained in the discussion and analysis of individual subsidiary results that follow.

	Quarter Ended	Quarter Ended	2007 more (less)
(In Millions)	September 30, 2007	September 30, 2006	than 2006
Operating Revenue	$267.9	$261.1	$6.8

Fuel and energy expense - UI	$125.9	$124.7	$1.2

Operation and maintenance expense
UI	$61.8	$62.0	$(0.2)
Minority Interest Investment and Other	0.4	1.1	(0.7)
Total	$62.2	$63.1	$(0.9)

Depreciation and amortization
UI	$8.3	$7.9	$0.4
Amortization of regulatory assets (UI)	17.2	13.2	4.0
Total depreciation and amortization	$25.5	$21.1	$4.4

Taxes - other than income taxes
UI - State gross earnings tax	$8.9	$9.2	$(0.3)
UI - other	3.7	3.4	0.3
Total	$12.6	$12.6	$(0.0)

Other Income (Deductions)
UI - other	$3.2	$3.6	$(0.4)
Minority Interest Investment and Other	0.6	1.2	(0.6)
Total	$3.8	$4.8	$(1.0)

Interest Charges
UI	$5.2	$4.7	$0.5
UI - Amortization: debt expense, redemption premiums	0.4	0.4	0.0
Minority Interest Investment and Other	1.2	1.0	0.2
Total	$6.8	$6.1	$0.7

Gain on Sale of Equity Investments - UIL & Other	$0.0	$0.0	$0.0

Income Taxes
UI	$16.0	$9.5	$6.5
Minority Interest Investment and Other	(0.2)	(0.4)	0.2
Total	$15.8	$9.1	$6.7

Income (Losses) from Equity Investments
UI	$0.0	$0.4	$(0.4)
Minority Interest Investment and Other	0.0	0.0	0.0
Total	$0.0	$0.4	$(0.4)

Net Income
UI	$23.7	$30.1	$(6.4)
Minority Interest Investment and Other	(0.8)	(0.5)	(0.3)
Subtotal Net Income from Continuing Operations	22.9	29.6	(6.7)
Discontinued Operations	(2.0	(17.8)	15.8
Total Net Income	$20.9	$11.8	$9.1

The United Illuminating Company (UI) Results of Operations:  Third Quarter of 2007 vs. Third Quarter of 2006

			2007 more (less) than 2006
	Quarter Ended September 30, 2007	Quarter Ended September 30, 2006	Amount	Percent
EPS
Total UI - basic	$0.95	$1.23	$(0.28)	(23)%
Total UI – diluted (Note A)	$0.94	$1.21	$(0.27)	(22)%

Retail Sales*	1,619	1,691	(72)	(4)%
Weather Impact* (Note B)	30	(2)	32	2%
Retail Sales – Normalized*	1,649	1,689	(40)	(2)%

* Millions of kilowatt-hours

Note A:   Reflecting the effect of dilutive stock options, performance shares and restricted stock.  Dilutive securities diluted earnings from operations by $0.01 per share for the three months ended September 30, 2007 and diluted earnings from operations by $0.02 per share for the three months ended 2006.
Note B:   Percentage change reflects impact to total retail sales.

UI’s net income was $23.7 million, or $0.95 per share, in the third quarter of 2007, compared to $30.1 million, or $1.23 per share, in the third quarter of 2006.  The decrease in earnings was primarily due to the absence in 2007 of non-recurring earnings recorded in 2006 of $6.5 million, or $0.27 per share, associated with the IRS PLR.

Overall, UI’s operating revenue increased by $6.8 million, from $261.1 million in the third quarter of 2006 to $267.9 million in the third quarter of 2007.  Retail revenue increased $12.5 million due mainly to increases in customer rates.  The rate increase allowed UI to collect from customers amounts to recover higher energy costs (see fuel and energy expense discussion below).  Wholesale revenue increased by $1.3 million primarily due to higher wholesale market prices.  Other revenues decreased $7.0 million, largely due to (1) the net activity of the GSC “working capital allowance” which decreased “other” revenues by $7.2 million for the third quarter of 2007, as compared to an increase in  “other” revenues of $3.9 million for the third quarter of 2006 and (2) the third quarter of 2006 includes $4.8 million of “other” revenues resulting from the DPUC approval of UI’s request to recover amounts related to gross earnings tax in the 2005 SBC/CTA reconciliation filing; these were partially offset by $5.9 million of SBC “other” revenues to recover costs associated with the 2007 Summer Savers Program and a short-fall in expense recovery due to the elimination of the revenue transfer from CTA to SBC as directed by the 2006 SBC/CTA reconciliation decision.

Fuel and energy expense increased by $1.2 million, from $124.7 million in the third quarter of 2006 to $125.9 million in the third quarter of 2007.  Retail fuel expense increased by $0.9 million in the third quarter of 2007, primarily due to higher energy costs, partially offset by lower volume.  UI receives electricity to satisfy its standard service and supplier of last resort requirements through DPUC-approved purchased power agreements.  These costs are recovered through the GSC and Bypassable Federally Mandated Congestion Costs (BFMCC) portion of UI’s unbundled retail customer rates.  UI’s wholesale energy expense in the third quarter of 2007 increased by $0.3 million primarily due to higher pricing for generation and increased volume at the Bridgeport RESCO generating plant.

UI’s operation and maintenance (O&M) expenses decreased by $0.2 million, from $62.0 million in the third quarter of 2006 to $61.8 million in the third quarter of 2007.  The decrease was primarily attributable to a reduction in payroll and incentive compensation related to the former CEO, partially offset by higher maintenance and metering related expenses.

UI’s depreciation and amortization increased by $4.4 million, from $21.1 million in the third quarter of 2006 to $25.5 million in the third quarter of 2007.  The increase was primarily attributable to higher CTA amortization.  UI accrues or defers additional amortization to achieve the authorized return on equity of 9.75% on unamortized CTA rate base.

UI’s interest expense increased by $0.5 million, from $5.1 million in the third quarter of 2006 to $5.6 million in the third quarter of 2007.  The increase was primarily attributable to interest charges associated with increased long-term and short-term borrowings.

UI’s income taxes increased by $6.5 million, from $9.5 million in the third quarter of 2006 to $16.0 million in the third quarter of 2007.  The increase was primarily due to the absence in 2007 of non-recurring earnings recorded in 2006 of $6.5 million associated with the IRS PLR.

Non-Utility Results of Operations:  Third Quarter 2007 vs. Third Quarter 2006

			2007 more (less) than 2006
	Quarter Ended September 30, 2007	Quarter Ended September 30, 2006	Amount	Percent

EPS
Minority Interest Investments
UBE	$-	$-	$-	-
UCI	-	-	-	-
Subtotal Minority Interest Investments	-	-	-	-

UIL Corporate (Note A)	(0.03)	(0.02)	(0.01)	50%

Total Non-Utility EPS from Continuing Operations	(0.03)	(0.02)	(0.01)	50%
Discontinued Operations	(0.08)	(0.73)	0.65	89%

Total Non-Utility EPS – Basic	$(0.11)	$(0.75)	$0.64	85%
Total Non-Utility EPS – Diluted (Note B)	$(0.11)	$(0.74)	$0.63	85%

Note A:	Includes interest charges and strategic and administrative costs of the non-utility holding company.
Note B:
Reflecting the effect of dilutive stock options, performance shares and restricted stock.  Dilutive securities did not dilute earnings from continuing operations or discontinued operations for the three months ended September 30, 2007.  Dilutive securities did not dilute earnings from continuing operations but diluted the loss from discontinued operations by $0.01 per share for the three months ended September 30, 2006.

The consolidated non-utility businesses reported a net loss of $0.8 million, or $0.03 per share from continuing operations in the third quarter of 2007, compared to net loss of $0.5 million, or $0.02 per share, in the third quarter of 2006.

The following is a detailed explanation of the quarterly variances for each of UIL Holdings’ non-utility businesses.

Non-Utility Businesses

Minority Interest Investments

United Bridgeport Energy, Inc. (UBE)

With the completion of the sale of UBE’s 33 1/3% interest in Bridgeport Energy, LLC in March 2006, no results were reported in the third quarter of 2007 or 2006.

United Capital Investments, Inc. (UCI)

UCI lost $0.2 million in the third quarter of 2007 and earned a minimal amount in the third quarter of 2006.  In the third quarter of 2007, UCI recorded an impairment charge of $0.4 million to reduce the carrying value of its investment in Zero Stage Capital to fair market value as the carrying value of the investment was greater than the estimated fair market value and the impairment was determined to be other than temporary.

UIL Corporate

UIL Holdings retains certain costs at the holding company, or “corporate” level which are not allocated to the various non-utility subsidiaries.  UIL Corporate incurred net after-tax costs of $0.6 million in the third quarter of 2007, compared to net after-tax costs of $0.5 million in the third quarter 2006.  The increase in loss was primarily due to lower interest income on short-term investments.

Discontinued Operations

Xcelecom, Inc. (Xcelecom)

Xcelecom lost $2 million, or $0.08 per share, in the third quarter of 2007, compared to a loss of $17.8 million, or $0.73 per share, in the third quarter of 2006.  The decrease in loss was largely due to the absence of an after-tax impairment charge incurred in 2006 to bring the carrying value of the remaining Xcelecom businesses in line with their estimated fair value, partially offset by an after-tax loss of $1.6 million recorded in the third quarter of 2007 on the settlement of outstanding notes receivable, interest receivable and other obligations with Phalcon, Ltd., the buyer of Xcelecom subsidiaries, JBL Electric, Inc., JE Richards, Inc. and McPhee Electric Ltd., LLC.

UIL Holdings Corporation Results of Operations:  First Nine Months 2007 vs. First Nine Months 2006

UIL Holdings’ earnings from continuing operations were $37.8 million, or $1.52 per share, for the first nine months of 2007, a decrease of $18.9 million, or $0.81 per share, compared to the first nine months of 2006.  The decrease in earnings was primarily due to the absence in 2007 of non-recurring earnings recorded in 2006 of $6.5 million, or $0.27 per share, associated with the IRS PLR.  Loss from discontinued operations was $1.7 million, or $0.07 per share, for the first nine months of 2007, an improvement of $78.0 million, or $3.20 per share, compared to the first nine months of 2006.  Total earnings, including discontinued operations, were $36.1 million, or $1.45 per share, for the first nine months of 2007, an increase of $59.1 million, or $2.39 per share, compared to the first nine months of 2006.

The table below represents a comparison of UIL Holdings’ Net Income (Loss) and Earnings per Share (EPS) for the first nine months of 2007 and the first nine months of 2006.

			2007 more (less) than 2006
	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Amount	Percent
(In Millions except Percents and Per Share Amounts)
Net Income (Loss)
UI	$39.3	$48.6	$(9.3)	(19)%
Non-Utility	(1.5)	8.1	(9.6)	N/A
Total Net Income from Continuing Operations	$37.8	$56.7	$(18.9)	(33)%
Discontinued Operations	(1.7)	(79.7)	78.0	98%
Total Net Income (Loss)	$36.1	$(23.0)	$59.1	N/A

EPS
UI	$1.58	$2.00	$(0.42)	(21)%
Non-Utility	(0.06)	0.33	(0.39)	N/A
Total EPS from Continuing Operations - Basic	$1.52	$2.33	$(0.81)	(35)%
Discontinued Operations	(0.07)	(3.27)	3.20	98%
Total EPS – Basic	$1.45	$(0.94)	$2.39	N/A
Total EPS – Diluted (Note A)	$1.43	$(0.93)	$2.36	N/A

Note A:  Reflecting the effect of dilutive stock options, performance shares and restricted stock.  Dilutive securities diluted earnings from continuing operations by $0.02 per share, but did not dilute earnings from discontinued operations for the nine months ended September 30, 2007.  Dilutive securities diluted earnings from continuing operations by $0.04 per share and the loss from discontinued operations by $0.05 per share for the nine months ended September 30, 2006.

The following table presents a line-by-line breakdown of revenue and expenses from UIL Holdings' Consolidated Statement of Income (Loss) by subsidiary, including comparisons between the first nine months of 2007 and the first nine months of 2006. Significant variances are explained in the discussion and analysis of individual subsidiary results that follow.

	Nine Months Ended	Nine Months Ended	2007 more (less)
(In Millions)	September 30, 2007	September 30, 2006	than 2006
Operating Revenue	$759.2	$661.1	$98.1

Fuel and energy expense - UI	$413.6	$324.4	$89.2

Operation and maintenance expense
UI	$171.4	$169.5	$1.9
Minority Interest Investment and Other	0.8	4.6	(3.8)
Total	$172.2	$174.1	$(1.9)

Depreciation and amortization
UI	$26.6	$23.4	$3.2
Amortization of regulatory assets (UI)	39.4	31.2	8.2
Total depreciation and amortization	$66.0	$54.6	$11.4

Taxes - other than income taxes
UI - State gross earnings tax	$22.2	$22.3	$(0.1)
UI - other	12.0	11.3	0.7
Total	$34.2	$33.6	$0.6

Other Income (Deductions)
UI - other	$8.5	$8.3	$0.2
Minority Interest Investment and Other	2.1	2.7	(0.6)
Total	$10.6	$11.0	$(0.4)

Interest Charges
UI	$14.5	$13.4	$1.1
UI - Amortization: debt expense, redemption premiums	1.2	1.1	0.1
Minority Interest Investment and Other	3.4	3.8	(0.4)
Total	$19.1	$18.3	$0.8

Gain on Sale of Equity Investments - UIL & Other	$0.0	$18.9	$(18.9)

Income Taxes
UI	$27.6	$23.8	$3.8
Minority Interest Investment and Other	(0.6)	5.6	(6.2)
Total	$27.0	$29.4	$(2.4)

Income (Losses) from Equity Investments
UI	$0.1	$(0.4)	$0.5
Minority Interest Investment and Other	0.0	0.5	(0.5)
Total	$0.1	$0.1	$0.0

Net Income
UI	$39.3	$48.6	$(9.3)
Minority Interest Investment and Other	(1.5)	8.1	(9.6)
Subtotal Net Income from Continuing Operations	37.8	56.7	(18.9)
Discontinued Operations	(1.7)	(79.7)	78.0
Total Net Income (Loss)	$36.1	$(23.0)	$59.1

The United Illuminating Company Results of Operations:  First Nine Months of 2007 vs. First Nine Months of 2006

			2007 more (less) than 2006
	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Amount	Percent
EPS
Total UI – basic	$1.58	$2.00	$(0.42)	(21)%
Total UI – diluted (Note A)	$1.56	$1.96	$(0.40)	(20)%

Retail Sales*	4,486	4,529	(43)	(1)%
Weather Impact* (Note B)	31	24	7	-%
Retail Sales – Normalized*	4,517	4,553	(36)	(1)%

* Millions of kilowatt-hours

Note A:   Reflecting the effect of dilutive stock options, performance shares and restricted stock.  Dilutive securities diluted earnings from operations by $0.02 per share for the nine months ended September 30, 2007 and diluted earnings from operations by $0.04 for the and nine months ended September 30, 2006.
Note B:   Percentage change reflects impact to total retail sales.

UI’s net income was $39.3 million, or $1.58 per share, in the first nine months of 2007, compared to $48.6 million, or $2.00 per share, in the first nine months of 2006.  The decrease in earnings was primarily due to the absence in 2007 of non-recurring earnings recorded during 2006 of (1) $6.5 million, or $0.27 per share, associated with the IRS PLR and (2) $1.3 million of compensation for procuring transitional standard offer power.

Overall, UI’s revenue increased by $98.1 million, from $661.1 million in the first nine months of 2006 to $757.9 million in the first nine months of 2007.  Retail revenue increased $100.0 million due mainly to increases in customer rates.  The rate increase allowed UI to collect from customers amounts to recover higher energy costs (see fuel and energy expense discussion below).  Wholesale revenue increased $4.7 million primarily due to higher wholesale market prices.  Other revenues decreased $6.6 million, largely due (1) the net activity of the GSC “working capital allowance” which increased “other” revenues by $0.4 million and $9.0 million for the first nine months of 2007 and 2006, respectively and (2) the third quarter of 2006 includes $4.8 million of “other” revenues resulting from the DPUC approval of UI’s request to recover amounts related to gross earnings tax in the 2005 SBC/CTA reconciliation filing; partially offset by $5.9 million of SBC “other” revenues recorded during the first nine months of 2007 to recover costs associated with the 2007 Summer Savers Program and a short-fall in expense recovery due to the elimination of the revenue transfer from CTA to SBC as directed by the 2006 SBC/CTA reconciliation filing.

Fuel and energy expense increased by $89.2 million from $324.4 million in the first nine months of 2006 to $413.6 million in the first nine months of 2007.  Retail fuel expense in the first nine months of 2007 increased by $89.5 million compared to the first nine months of 2006, primarily due to higher energy costs.  UI receives electricity to satisfy its standard service and supplier of last resort requirements through DPUC-approved purchased power agreements.  These costs are recovered through the GSC and BFMCC portion of UI’s unbundled retail customer rates.  UI’s wholesale energy expense in the first nine months of 2007 decreased by $0.3 million primarily due to lower pricing for generation at the Bridgeport RESCO generating plant.

UI’s O&M expenses increased by $1.9 million, from $169.5 million in the first nine months of 2006 to $171.4 million in the first nine months of 2007.  The increase was primarily attributable to (1) higher uncollectible accounts, mainly due to increases in customer rates, (2) transmission expenses, partly due to an accrual for potential environmental remediation incurred during construction of the Middletown/Norwalk project which are expected to be fully recovered in transmission revenue above, and (3) insurance expenses; partially offset by reductions in payroll and incentive compensation costs.

UI’s depreciation and amortization increased by $11.4 million, from $54.6 million in the first nine months of 2006 to $66.0 million in the first nine months of 2007.  The increase was primarily attributable to higher depreciation related to distribution and software assets and increased CTA amortization.  UI accrues or defers additional amortization to achieve the authorized return on equity of 9.75% on unamortized CTA rate base.

UI’s interest expense increased by $1.2 million, from $14.5 million in the first nine months of 2006 to $15.7 million in the first nine months of 2007.  The increase was primarily attributable to interest charges associated with increased long-term and short-term borrowings.

UI’s income taxes increased by $3.8 million, from $23.8 million in the first nine months of 2006 to $27.6 million in the first nine months of 2007.  The increase was primarily due to the absence in 2007of non-recurring earnings recorded in 2006 of $6.5 million, or $0.27 per share, associated with the IRS PLR, partially offset by the tax effects associated with lower taxable income in the first nine months of 2007.

Non-Utility Results of Operations:  First Nine Months 2007 vs. First Nine Months 2006

			2007 more (less) than 2006
	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Amount	Percent

EPS
Minority Interest Investments
UBE	$-	(0.01)	$0.01	100%
UCI	-	0.44	(0.44)	(100)%
Subtotal Minority Interest Investments	-	0.43	(0.43)	(100)%

UIL Corporate (Note A)	(0.06)	(0.10)	0.04	40%

Total Non-Utility EPS from Continuing Operations	(0.06)	0.33	(0.39)	N/A %
Discontinued Operations	(0.07)	(3.27)	3.20	98%

Total Non-Utility EPS – Basic	$(0.13)	$(2.94)	$2.81	100%
Total Non-Utility EPS – Diluted (Note B)	$(0.13)	$(2.89)	$2.76	100%

Note A:	Includes interest charges and strategic and administrative costs of the non-utility holding company.
Note B:
Reflecting the effect of dilutive stock options, performance shares and restricted stock.  Dilutive securities did not dilute earnings from continuing operations or discontinued operations for the nine months ended September 30, 2007.  Dilutive securities did not dilute earnings from continuing operations and diluted the loss from discontinued operations by $0.05 per share for the nine months ended September 30, 2006.

The consolidated non-utility businesses reported a loss from continuing operations, including unallocated holding company costs, of $1.5 million, or $0.06 per share, in the first nine months of 2007, compared to income of $8.1 million, or $0.33 per share, in the first nine months of 2006.  The decrease in earnings was mainly due to the absence of the gain on sale of Cross-Sound Cable recorded in 2006.

The following is a detailed explanation of the year-to-date variances for each of UIL Holdings’ non-utility businesses.

Non-Utility Business

Minority Interest Investments

United Bridgeport Energy, Inc.

With the completion of the sale of UBE’s 33 1/3% interest in Bridgeport Energy, LLC in March 2006, no results were reported in the first nine months of 2007.  UBE lost $0.2 million, or $0.01 per share, in the first nine months of 2006.

United Capital Investments, Inc. (UCI)

UCI lost $0.1 million in the first nine months of 2007 compared to income of $10.8 million, or $0.44 per share, in the first nine months of 2006.  The decrease in earnings was mainly due to the absence of the gain on sale of Cross-Sound Cable recorded in 2006.

UIL Corporate

UIL Holdings retains certain costs at the holding company, or “corporate” level which are not allocated to the various non-utility subsidiaries.  UIL Corporate incurred net after-tax costs of $1.4 million, or $0.06 per share, in the first nine months of 2007, compared to net after-tax costs of $2.5 million, or $0.10 per share, in the first nine months of 2006.  The improvement was largely due to lower general and administrative expenses.

Discontinued Operations

Xcelecom, Inc.

Xcelecom loss $1.7 million, or $0.07 per share, in the first nine months of 2007, compared to a loss of $79.7 million, or $3.27 per share in the first nine months of 2006.  The increase in earnings was primarily due to the absence of an after-tax goodwill impairment charge of $50.5 million recorded during the first quarter of 2006 as well as the absence of an after-tax impairment charge of $16.8 million incurred in the third quarter of 2006 to bring the carrying value of the remaining Xcelecom businesses in line with their estimated fair value.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

UIL Holdings’ and UI’s primary market risk is the interest rate risk associated with the need to refinance fixed rate debt at maturity, the remarketing of multi-annual tax-exempt bonds, and the need to sell additional debt securities in connection with its DPUC-approved financing plan.  The weighted-average remaining fixed rate period of outstanding long-term debt obligations of UIL Holdings and UI is 4.13 years, at an average interest rate of 4.83%.

On June 20, 2007, the DPUC approved UI’s financing plan for the period from 2007 through 2009. UI’s financing plan proposes that UI issue not more than $375 million principal amount of debt securities (the Proposed Notes).  The proceeds from the sales of the Proposed Notes may be used by UI for the following purposes: (1) to refinance $225 million principal amount of maturing existing debt; (2) to finance capital expenditures; (3) to repay short-term borrowings incurred to temporarily fund these requirements; (4) to pay issuance costs related to the Proposed Notes and (5) for general corporate purposes.

On September 5, 2007,  UI entered into a Note Purchase Agreement with a group of institutional accredited investors providing for the sale to such investors of senior unsecured notes in the aggregate principal amount of $175 million, in the following series: (1) $40 million 6.06% Senior Notes, Series A, due September 5, 2017; (2) $30 million 6.06% Senior Notes, Series B, due December 6, 2017; (3) $44 million 6.26% Senior Notes, Series C, due September 5, 2022; (4) $33 million 6.26% Senior Notes, Series D, due December 6, 2022; (5) $16 million 6.51% Senior Notes, Series E, due September 5, 2037; and (6) $12 million 6.51% Senior Notes, Series F, due December 6, 2037.  $100 million was funded on September 5, 2007, and $75 million is expected to be funded on December 6, 2007, subject to certain conditions.  Under the agreement, UI is subject to certain covenants, including the requirement to maintain a ratio of consolidated indebtedness to consolidated capitalization of not greater than 65%.  The Note Purchase Agreement describes typical events of default, including the situation in which UI defaults on indebtedness in the aggregate principal amount of at least $10 million due to (1) a default in payment or payments due on the indebtedness, or (2) default in the performance of or compliance with any term or condition of the indebtedness, which could result in the requirement that such indebtedness be repaid, or (3) the occurrence of any event or condition, which could require the purchase or repayment of the indebtedness prior to maturity.

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

UIL Holdings carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of UIL Holdings’ disclosure controls and procedures as of September 30, 2007.  Based on the foregoing, UIL Holdings’ Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective as of September 30, 2007.

There have been no changes in UIL Holdings’ internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect UIL Holdings’ internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A. – Risk Factors.

The financial condition and results of operations of UIL Holdings are subject to various risks, uncertainties and other factors, as described in UIL Holdings’ Annual Report on Form 10K for the year ended December 31, 2006.  The following risk factors included in that report have been updated to reflect activity as of September 30, 2007:

The inability to collect certain accounts receivable of the divested Xcelecom companies and amounts due under promissory notes from the buyers of those companies could adversely impact UIL Holdings’ financial condition.

The buyers of the former Xcelecom companies are responsible for the collection of certain outstanding accounts receivable on behalf of UIL Holdings, which total $2.2 million as of September 30, 2007.  If those accounts receivable are not collected, UIL Holdings will recognize additional losses (to the extent existing reserves related to those accounts are insufficient) and weaker than expected cash flows.

The buyers of certain former Xcelecom companies have signed promissory notes payable to Xcelecom or UIL Holdings, the outstanding principal amount of which total $3.0 million as of September 30, 2007.  If those notes payable are not collected, UIL Holdings could recognize additional losses and weaker than expected cash flows.

UIL Holdings could suffer additional losses from the completion of certain outstanding projects by Xcelecom’s former operating companies.

UIL Holdings has financial responsibility for outstanding projects being completed by certain of Xcelecom’s former operating companies, the costs to complete of which total approximately $0.7 million as of September 30, 2007.  The buyers of those companies are responsible for the management and completion of outstanding projects and are operating based on estimates of the cost to complete those projects.  Variations from the estimated contract costs, along with other risks inherent in performing fixed price and unit price contracts, may result in actual costs and billings differing from those estimated and could result in additional losses and negatively impact UIL Holdings’ cash flow.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
From time to time UIL Holdings issues unregistered shares pursuant to its Non-Employee Director Common Stock and Deferred Compensation Plan.  On July 26, 2007 and August 2, 2007, UIL Holdings issued 620 and 333 unregistered shares of UIL Holdings’ common stock, respectively, which qualified as exempt private placement transactions pursuant to Section 4 (2) of the Securities Act of 1933.  These unregistered shares were issued to a former director of UIL Holdings and UI to satisfy the provisions of deferred compensation arrangements.

(c)	UIL Holdings repurchased 953 shares of common stock in open market transactions as follows:

Period	Total Number of Shares Purchased*	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
July	620	$29.91	None	None
August	333	$30.82	None	None
September	-	-	None	None
Total	953	$30.23	None	None

*All shares were purchased in open market transactions.  As noted above in paragraph (a), these shares were issued to a former director of UIL Holdings.  The effects of these transactions did not change the number of outstanding shares of UIL Holdings common stock.

Item 6.  Exhibits.

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

UIL HOLDINGS CORPORATION

Date 11/01/2007	/s/ Richard J. Nicholas
Richard J. Nicholas
Executive Vice President
and Chief Financial Officer