Form 10-K
UIL HOLDINGS CORP
filed 2008-02-20
CIK 1082510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
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

The aggregate market value of the registrant’s voting stock held by non-affiliates on June 30, 2007 was $834,198,700 computed on the basis of the average of the high and low sale prices of said stock reported in the listing of composite transactions for New York Stock Exchange listed securities, published in The Wall Street Journal on July 1, 2007.

The number of shares outstanding of the registrant’s only class of common stock, as of February 19, 2008 was 25,160,004.

DOCUMENTS INCORPORATED BY REFERENCE
Document                                                                                                              Part of this Form 10-K into which document is incorporated
Definitive Proxy Statement for Annual Meeting of the Shareholders to be held on May 14, 2008                                              III

UIL HOLDINGS CORPORATION
FORM 10-K
December 31, 2007

TABLE OF CONTENTS (continued)

Part II (continued)
	Liquidity and Capital Resources	31
	Financial Covenants	32
	2008 Capital Resource Projections	33
	Contractual and Contingent Obligations	36
	Critical Accounting Policies	37
	Off-Balance Sheet Arrangements	39
	New Accounting Standards	39
	Results of Operations	39
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 8.	Financial Statements and Supplementary Data	50
	Consolidated Financial Statements	50
	Consolidated Statement of Income (Loss) for the Years Ended December 31, 2007, 2006 and2005	50
	Consolidated Statement of Comprehensive Income (Loss) for the Years Ended December 31,2007, 2006 and 2005	50
	Consolidated Statement of Cash Flows for the Years Ended December 31, 2007, 2006 and2005	51
	Consolidated Balance Sheet as of December 31, 2007 and 2006	52
	Consolidated Statement of Changes in Shareholders’ Equity for the Years EndedDecember 31, 2007, 2006 and 2005	54
	Notes to Consolidated Financial Statements	55
	Statement of Accounting Policies	55
	Capitalization	63
	Regulatory Proceedings	67
	Short-Term Credit Arrangements	74
	Income Taxes	75
	Supplementary Information	79
	Pension and Other Benefits	80
	Related Party Transactions	86
	Lease Obligations	86
	Commitments and Contingencies	87
	Connecticut Yankee Atomic Power Company	87
	Hydro-Quebec	88
	Environmental Concerns	88
	Claim of Dominion Energy Marketing, Inc.	91
	Gross Earnings Tax Assessment	91
	Property Tax Assessment	92
	Cross-Sound Cable Company, LLC	92
	Fair Value of Financial Instruments	93
	Quarterly Financial Data (Unaudited)	94
	Segment Information	95
	Discontinued Operations	97
	Report of Independent Registered Public Accounting Firm	99
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	101
Item 9A.	Controls and Procedures	101
Item 9B.	Other Information	102

TABLE OF CONTENTS (continued)

GLOSSARY OF TERMS AND ABBREVIATIONS

ABO  (Accumulated Benefit Obligation) – The actuarial present value of benefits (whether vested or nonvested) attributed by the pension benefit formula to employee service rendered before a specified date and based on employee service and compensation prior to that date.  The accumulated benefit obligation differs from the projected benefit obligation in that the ABO excludes consideration of future compensation levels.

AFUDC  (Allowance for Funds Used During Construction) – The cost of utility equity and debt funds used to finance construction projects that is capitalized as part of construction cost.

BFMCC  (Bypassable Federally Mandated Congestion Charges) – A federally mandated charge, as defined by Connecticut electric industry restructuring legislation, related to the supply of electricity.

C&LM (assessment/charge)  (Conservation and Load Management) – Statutory assessment on electric utility retail customer bills placed in a State of Connecticut fund used to support energy conservation and load management programs.

CTA  (Competitive Transition Assessment) – The component of electric utility retail customer bills, in the State of Connecticut, to recover allowable Stranded Costs, as determined by the DPUC.

CDEP– Connecticut Department of Environmental Protection.

Distribution Division - The operating division of the utility that provides distribution services to the utility’s retail electric customers and manages all components related to such service, including the C&LM, CTA, GSC and REI.  The Distribution Division excludes transmission operations.

DOE– United States Department of Energy.

DPUC  (Connecticut Department of Public Utility Control) – State agency that regulates certain ratemaking, services, accounting, plant and operations of Connecticut utilities.

EIA - Energy Independence Act adopted by the State of Connecticut in 2005.

EPA– United States Environmental Protection Agency.

EPS– Earnings Per Share.

ESOP– Employee Stock Ownership Plan.

FASB  (Financial Accounting Standards Board) – A rulemaking organization that establishes financial accounting and reporting standards.

FERC  (Federal Energy Regulatory Commission) – Federal agency that regulates interstate transmission and wholesale sales of electricity and related matters.

FIN– FASB Interpretation Number.

FMCC (Federally Mandated Congestion Charges) – A federally mandated charge, as defined by Connecticut electric industry restructuring legislation, related to the supply of electricity or the reliability of supply in the electricity market.

GAAP– Generally accepted accounting principles in the United States of America.

GSC  (Generation services charge) – The rate, as determined by the DPUC, charged to electric utility retail customers for the generation service and ancillary products purchased at wholesale and delivered by UI as part of fully bundled services.

ISO–NE  (ISO-New England Inc.) – An independent entity contracting with NEPOOL as an independent system operator to operate the regional bulk power system (generation and ancillary products, and transmission) in New England.

ITC– Investment tax credit.

kV  (kilovolt) – 1000 volts.  A volt is a unit of electromotive force.

kVA  (kilovoltampere) – 1,000 voltamperes.  A voltampere is the basic unit of apparent power of a circuit.

kW  (kilowatt) – 1,000 watts.

KWH  (kilowatt-hour) – The basic unit of electric energy equal to one kilowatt of power supplied to or taken from an electric circuit steadily for one hour.

KSOP– 401(k)/Employee Stock Ownership Plan.

LIBOR– Eurodollar Interbank Market in London.

MVA (megavoltampere) – 1,000 kilovoltamperes.

MW  (megawatt) – 1,000 kilowatts.

NBFMCC  (Non-Bypassable Federally Mandated Congestion Charges) – A federally mandated charge, as defined by Connecticut electric utility restructuring legislation, related to the reliability of supply delivered by the electric system.

NEPOOL  (New England Power Pool) – Entity operating in accordance with the New England Power Pool Agreement, as amended, as approved by the FERC, to provide economic, reliable operation of the bulk power system in the New England region.

O&M(Operation and Maintenance) - Costs incurred in running daily business activities and maintaining infrastructure.

OPEB (Other Post-retirement Benefits) – Benefits (other than pension) consisting principally of health care and life insurance provided to retired employees and their dependents.

PCB (Polychlorinated Biphenyl) – Additive to oil used in certain electrical equipment up to the late-1970s.  Now classified as a hazardous chemical.

PBO (Projected Benefit Obligation) – A measure of a pension plan's liability at the calculation date assuming that the plan is ongoing and will not terminate in the foreseeable future.

PTF– Pool Transmission Facilities.

RCRA– The federal Resource Conservation and Recovery Act.

REI  (Renewable Energy Investment) – Statutory assessment on electric utility retail customer bills which is transferred to a State of Connecticut fund to support renewable energy projects.

RMR– (Reliability-Must-Run) – Resources scheduled to operate out-of-merit order and identified by ISO New England as necessary to preserve the reliability of a Reliability Region. RMR resources provide local voltage or VAR support or meet local regulation or operating-reserve requirements.

RTO (Regional Transmission Organization) – Organization jointly proposed by ISO-NE and the New England transmission owners to strengthen the independent oversight of the region’s bulk power system and wholesale electricity marketplace.  The RTO commenced operation effective February 1, 2005.

SBC (Systems Benefits Charge) – The component of electric utility retail customer bills, in the State of Connecticut, representing public policy costs such as generation decommissioning and displaced worker protection costs, as determined by the DPUC.

SEC - United States Securities and Exchange Commission.

SFAS  (Statement of Financial Accounting Standards) – Accounting and financial reporting rules issued by the FASB.

SMD (Standard Market Design) – Marketplace changes implemented by ISO-NE, including the implementation of a transmission congestion management system and a multi-settlement system.

Stranded Costs– Costs that are recoverable from retail customers, as determined by the DPUC, including above-market long-term purchased power obligations, regulatory assets, and above-market investments in power plants.

Transmission Division– The operating division of the utility that provides transmission services and manages all related transmission operations.

TSO (Transitional Standard Offer) – UI’s obligation under Connecticut Public Act 03-135, subsequently amended in part by Public Act 03-221, to offer a regulated “transitional standard offer” retail service from January 1, 2004 through December 31, 2006 to each customer who did not choose an alternate electricity supplier.

VEBA (Voluntary Employee Benefit Association Trust) – Trust accounts for health and welfare plans for future payments to employees, retirees or their beneficiaries.

Watt– A unit of electrical power equal to one joule per second.

Part I

Item 1.  Business.

GENERAL

UIL Holdings Corporation (UIL Holdings) primarily operates its regulated utility business.  The utility business consists of the electric transmission and distribution operations of The United Illuminating Company (UI).  UIL Holdings also has non-utility businesses consisting of an operating lease and passive minority ownership interests in two investment funds, (collectively held at United Capital Investments, Inc. (UCI)), a heating and cooling facility and a mechanical contracting business.  The non-utility businesses also recently included (1) a minority ownership interest in Bridgeport Energy, LLC (BE) held by United Bridgeport Energy, Inc. (UBE) until the completion of the sale of that interest to an affiliate of Duke Energy on March 28, 2006, (2) UCI’s minority ownership interest in Cross-Sound Cable Company, LLC (Cross-Sound) until the completion of the sale of that interest to Babcock & Brown Infrastructure Ltd. on February 27, 2006, and (3) the operations of Xcelecom, Inc. (Xcelecom), until the substantial completion of the sale of that business effective December 31, 2006.  UIL Holdings is headquartered in New Haven, Connecticut, where its senior management maintains offices and is responsible for overall planning, operating and financial functions.

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

Due to the requirements of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” UIL Holdings has also divided its regulated business into distribution and transmission operating segments for financial reporting purposes.  See Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (M), Segment Information,” of this Form 10-K, which is hereby incorporated by reference.

UTILITY BUSINESS

UI is a regulated operating electric public utility established in 1899.  It is engaged principally in the purchase, transmission, distribution and sale of electricity for residential, commercial and industrial purposes in a service area of about 335 square miles in the southwestern part of the State of Connecticut.  The population of this area is approximately 730,000, which represents approximately 21% of the population of the State.  The service area, largely urban and suburban, includes the principal cities of Bridgeport (population approximately 140,000) and New Haven (population approximately 124,000) and their surrounding areas.  Situated in the service area are retail trade and service centers, as well as large and small industries producing a wide variety of products, including helicopters and other transportation equipment, electrical equipment, chemicals and pharmaceuticals.  As of December 31, 2007, UI had approximately 323,000 customers.  Of UI’s 2007 retail electric revenues, approximately 53.7% were derived from residential sales, 38.9% from commercial sales, 6.3% from industrial sales and 1.1% from street lighting and other sales.  UI’s retail electric revenues vary by season, with the highest revenues typically in the third quarter of the year reflecting seasonal rates, hotter weather and air conditioning use.  For additional information regarding UI’s revenues refer to Part II, Item 6, “Selected Financial Data,” of this Form 10-K which is hereby incorporated by reference.

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

Regulation

UI is subject to regulation by several regulatory bodies, including the DPUC.  The DPUC has jurisdiction with respect to, among other things, retail electric service rates, accounting procedures, certain dispositions of property and plant, construction of certain electric facilities, mergers and consolidations, the issuance of securities, the condition of plant and equipment and the manner of operation in relation to safety, adequacy and suitability to provide service to customers, including efficiency.  The Federal Energy Regulatory Commission (FERC) approves UI’s transmission revenue requirements, which are collected through UI’s retail transmission rates.

The location and construction of certain electric facilities, including electric transmission lines and bulk substations, are subject to regulation by the Connecticut Siting Council with respect to environmental compatibility and public need.

UI is a “public utility” within the meaning of Part II of the Federal Power Act (FPA.  Under the FPA, the FERC governs the rates, terms and conditions of transmission of electric energy in interstate commerce (including transmission service provided by UI), interconnection service in interstate commerce (which applies to independent power generators, for example), and the rates, terms and conditions of wholesale sales of electric energy in interstate commerce (which includes cost-based rates and market-based rates and regional capacity and electric energy markets administered by an independent entity, ISO New England, Inc. (ISO-NE).  The FERC also has authority to ensure the reliability of the high voltage electric transmission system, monitor and investigate wholesale electric energy markets and entities that have been authorized to sell wholesale power at market-based rates, impose civil and criminal penalties for violations of the FPA (including market manipulation) and require public utilities subject to its jurisdiction to comply with a variety of accounting, reporting and record-keeping requirements.  See Part I, Item 1, “Arrangements with Other Industry Participants.”

Connecticut Yankee Atomic Power Company, in which UI has a 9.5% common stock ownership interest, is subject to the jurisdiction of the United States Nuclear Regulatory Commission and the FERC.  The Connecticut Yankee nuclear unit was retired in 1996 and has been decommissioned.  See Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (J), Commitments and Contingencies – Other Commitments and Contingencies – Connecticut Yankee,” of this Form 10-K, which is hereby incorporated by reference.

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

The revenue components of UI’s retail charges to customers, effective as of January 1, 2008, reflect a total average price of 20.0908¢ per kWh and are detailed as follows:

Unbundled Revenue Component	Description	Authorized Return on Equity	Average Price Per KWH
Distribution	The process of delivering electricity through local lines to the customer’s home or business.	9.75%(1)	4.0546¢
Transmission	The process of delivering electricity over high voltage lines to local distribution lines.	12.15%(2)	1.2824¢
Competitive Transition Assessment (CTA) (3)	Component of retail customer bills determined by the DPUC to recover Stranded Costs.	9.75%(3)	1.5987¢
Generation Services Charge (GSC) (4)	The average rate charged, as determined by the DPUC, to retail customers for the generation services purchased at wholesale by UI for standard service and last resort service.	None	12.0704¢
Systems Benefits Charge (SBC) (5)	Charges representing public policy costs, such as generation decommissioning and displaced worker protection costs, as determined by the DPUC.	None	0.1949¢
Conservation & Load Management (C&LM) (6)	Statutory assessment placed in a State of Connecticut fund used to support energy conservation and load management programs.	None	0.2296¢
Non-Bypassable Federally Mandated Congestion Charges (NBFMCC) (7)	Federally mandated charge, as defined by Connecticut electric industry restructuring legislation, related to the reliability of supply delivered by the electric system.	None	0.5836¢
Renewable Energy Investment (REI) (8)	Statutory assessment which is transferred to a State of Connecticut fund to support renewable energy projects.	None	0.0765¢

(1)	DPUC authorized return on equity. Earnings above 9.75% will be shared 50% to customers and 50% to shareholders.
(2)
Weighted average estimate based upon FERC authorized rates. (See Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (C), Regulatory Proceedings – 2005 Rate Case and Other Regulatory Matters – Regional Transmission Organization for New England,” of this Form 10-K for further information.)

(3)	UI earns the authorized distribution return on equity on CTA rate base. UI defers or accrues additional amortization to achieve the authorized return on equity on unamortized CTA rate base.
(4)
This rate includes $0.001 per KWH for retail access and load settlement costs. UI has the opportunity to earn a nominal “incentive” for educating, assisting and promoting investment in distributed and emergency generation programs sponsored by the DPUC.  Except for this incentive, GSC has no impact on results of operations, because revenue collected equals expense incurred (which is referred to as a “pass-through” in this filing on Form 10-K).

(5)	UI accrues or defers other revenues resulting in SBC having no impact on results of operations.
(6)	UI has the opportunity to earn a nominal “incentive” for managing the C&LM programs. Except for the incentive, C&LM has no impact on results of operations, because C&LM billing is a “pass-through.”
(7)
NBFMCC rate includes funding of customer initiatives such as distributed generation resulting from the Energy Independence Act. Part of the funding is an incentive to UI helping to bring those customer initiatives on-line. Except for the incentive, NBFMCC has no impact on results of operations, because NBFMCC billing is a “pass-through.”

(8)	REI has no impact on results of operations, because REI billing is a “pass-through.”

For further information refer to Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (C), Regulatory Proceedings,” of this Form 10-K, which information is hereby incorporated by reference.

Power Supply Arrangements

UI’s retail electricity customers are able to choose their electricity supplier.  UI is required to offer standard service to those of its customers who do not choose a retail electric supplier and who use a demand meter or have a maximum demand of less than 500 kilowatts.  In addition, UI is required to offer supplier of last resort service to customers who are not eligible for standard service and who do not choose to purchase electric generation service from a retail electric supplier licensed in Connecticut.  Prior to January 1, 2007, UI was required to offer retail service under a regulated “transitional standard offer” rate to each customer who did not choose an alternate electricity supplier.

In December 2001, UI entered into an agreement with Virginia Electric and Power Company, subsequently assigned to its affiliate Dominion Energy Marketing, Inc. (Dominion), for the supply of all of UI’s generation service requirements through 2008 for certain customers who entered into long-term special contracts with UI prior to the enactment of the 1998 Connecticut electric industry restructuring legislation.  Through contract expirations or customers choosing an alternate supplier to supply generation service requirements, these requirements ended in August 2007.

UI must procure its standard service power pursuant to a procurement plan approved by the DPUC. The procurement plan must provide for a portfolio of service contracts procured in an overlapping pattern over fixed time periods (a “laddering” approach).  In June 2006, the DPUC approved a procurement plan for UI.  As required by statute, a third party consultant was retained by the DPUC to work closely with UI in the procurement process and to provide a joint recommendation to the DPUC as to selected bids.

UI has wholesale power supply agreements in place for the supply of all of UI’s standard service customers for all of 2008, and power supply agreements in place for supplier of last resort service for the first quarter of 2008.  Under Connecticut legislation passed in 2007, supplier of last resort service will be procured on a quarterly basis going forward.  These contracts are derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) and UI elected the “normal purchase, normal sale” exception under SFAS No. 133.

For further information regarding power supply arrangements, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Major Influences on Financial Conditions – The United Illuminating Company” of this Form 10-K, which information is hereby incorporated by reference.

Arrangements with Other Industry Participants

New England Power Pool and ISO–New England

ISO-NE and RTO-NE

UI has been a member of the New England Power Pool (NEPOOL) since 1971.  NEPOOL was formed to ensure reliable and economic operation of the bulk power system in New England.  NEPOOL membership includes entities engaged in the electricity business in New England.  Until formation of the New England Regional Transmission Organization (RTO-NE) (see below) in 2004, NEPOOL contracted with ISO-NE for the operation of the regional bulk power system, to ensure, among other things, that (1) the bulk power system was operated in accordance with the reliability objectives of NEPOOL, the North American Electric Reliability Corporation, and the Northeast Power Coordinating Council, (2) access to the transmission grid was available on a non-discriminatory basis, and (3) the wholesale power markets were competitive.  Market participants purchase electric energy, capacity and ancillary services in the NEPOOL market; in addition, participants may enter into bilateral contracts for the purchase/sale of these products and services.  NEPOOL is the major stakeholder group advising the ISO-NE.

In March 2004, the FERC conditionally approved ISO-NE’s joint proposal with the New England Transmission Owners (TOs) for the creation of a RTO-NE.  The creation of RTO-NE strengthens the independent oversight of the region’s bulk power system, transmission grid, and wholesale electricity marketplace.  UI is a party to all of the agreements that establish RTO-NE, which commenced operation effective February 1, 2005.

Transmission Return on Equity

In conjunction with the RTO-NE filing, the TOs submitted a filing, in November 2003, requesting FERC authorization of a common base return on equity (ROE) of 12.8% to become effective on February 1, 2005.  The TOs also proposed a 50 basis point ROE adder for RTO-NE participation and a 100 basis point ROE adder for new transmission investment.  The FERC accepted for filing the common base ROE, the 50 basis point ROE adder as applicable to Pool Transmission Facilities (PTFs) and the 100 basis point ROE adder for new PTF investment, made them effective on February 1, 2005, subject to refund, and set these ROEs for hearing.  Thus, all of the TOs, including UI, were able to earn the following, subject to refund, pending the hearing and FERC order: (i) common base ROE of 12.8% plus a 50 basis point RTO participation adder (or 13.3%) on their PTF, (ii) the 13.3% plus the 100 basis point ROE adder on new PTF investment, and (iii) the base ROE of 12.8% on their non-PTF.

On October 31, 2006, the FERC issued an initial order establishing allowable ROEs for various types of transmission assets (ROE Order).  The ROE Order set a base ROE of 10.20% and approved two ROE adders as follows: (i) a 50 basis point ROE adder on PTF for participation in RTO-NE; and (ii) a 100 basis point ROE adder for new transmission investment included in the ISO-New England Regional System Plan.  In addition, the FERC approved an ROE adjustment reflecting updated U.S. Treasury Bond data, applicable prospectively from the date of the order.

As a result of the FERC Order, UI’s ROE on transmission facilities will depend on whether they are PTF or non-PTF.  As a member of RTO-NE, UI qualifies for the 50 basis point ROE adder for its PTF.  The 100 basis point ROE adder for new investment is available for new PTF identified by ISO-NE in its Regional System Plan.  Non-PTF are not eligible for either the 50 basis point ROE adder for RTO participation or the 100 basis point ROE adder for new investment because the TOs’ did not turn over complete operational control over non-PTF to ROE-NE and because non-PTF are not used to provide regional transmission service.  A summary of the ROEs for UI’s PTF and non-PTF as authorized by the FERC in its order, as it is currently understood, is as follows:

	Existing Transmission		New Transmission
	PTF	Non-PTF	PTF (1)	Non-PTF
2/1/05 to 10/30/06	10.7%	10.2%	11.7%	10.2%
10/31/06 and forward	11.4%	10.9%	12.4%	10.9%

(1) ROE available for new PTF identified by ISO-NE in its Regional System Plan.

UI’s overall transmission ROE will be determined by the mix of UI’s transmission rate base between new and existing transmission assets, and whether such assets are PTF or Non-PTF.  UI’s transmission assets are primarily PTF.  For 2007, UI’s overall allowed weighted-average ROE for its transmission business was 11.97%.

Various state agencies, public officials and electric cooperatives filed requests for rehearing of the FERC ROE Order.  They argue that there was no legitimate basis for the FERC to use the yield on U.S. Treasury Bonds to increase the TOs common base ROE from 10.20% to 10.90%.  In addition, they argue that the evidentiary record showed that a 100 basis point ROE adder for new PTF investment would not change the TOs’ behavior and would produce no benefit for customers.  The TOs also filed a request for rehearing asserting that there is no record evidence supporting the FERC’s determination of base ROE of 10.20% (instead of 10.50%).  In December 2006, the FERC granted rehearing for further consideration, but has not yet issued a substantive order on the rehearing requests.

UI’s analysis of the FERC ROE Order indicated that the authorized ROEs resulted in customer refunds of $3.7 million, covering the period from February 1, 2005 through December 31, 2006.  These refunds reduced net income by $2.2 million in 2006 and were refunded to customers in 2007.

Middletown/Norwalk Transmission Project

In April 2005, the Connecticut Siting Council approved a project to construct a 345-kV transmission line from Middletown, Connecticut, to Norwalk, Connecticut, which was jointly proposed by UI and The Connecticut Light and Power Company (CL&P).  This project is expected to improve the reliability of the transmission system in southwest

Connecticut.  UI is constructing and will own and operate transmission and substation facilities comprising approximately 20% of the total project cost. On May 22, 2007, the FERC issued an order which accepted UI’s request for the inclusion of 100% of Construction Work In Progress (CWIP) in rate base and accepted a 50 basis point adder for advanced transmission technologies, which will only be applied to costs associated with certain elements of the project.  UI estimates that approximately 50% of the project costs are associated with the advanced transmission technologies for with respect to which the 50 basis point adder was approved by the FERC.  Certain parties have requested rehearing of the FERC’s May 22, 2007 order.  On July 23, 2007, the FERC granted rehearing for further consideration, but has not yet issued a substantive order on the requests for rehearing.  For further information see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Major Influences on Financial Condition – The United Illuminating Company,” which information is hereby incorporated by reference.

Transmission Adjustment Clause

UI makes a semiannual transmission adjustment clause (TAC) filing with the DPUC setting forth its actual transmission revenues, projected transmission revenue requirement, and the required TAC charge or credit so that any under- or over-collections of transmission revenues from prior periods are reconciled along with the expected revenue requirements for the next six months from filing.  The DPUC holds an administrative proceeding to approve the TAC charge or credit and holds a hearing to determine the accuracy of customer billings under the TAC.  The TAC tariff and this semi-annual change of the TAC charge or credit facilitates the timely matching of transmission revenues and transmission revenue requirements.

Hydro-Quebec

UI is a participant in the Hydro-Quebec transmission tie facility linking New England and Quebec, Canada.  UI has a 5.45% participating share in this facility, which has a maximum 2,000 megawatt-equivalent generation capacity value.

Environmental Regulation

The National Environmental Policy Act (the Act) requires that detailed statements of the environmental effect of UI’s facilities be prepared in connection with the issuance of various federal permits and licenses.  Federal agencies are required by that Act to make an independent environmental evaluation of the facilities as part of their actions during proceedings with respect to these permits and licenses.

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

Under the federal Resource Conservation and Recovery Act (RCRA), the generation, transportation, treatment, storage and disposal of hazardous wastes are subject to regulations adopted by the EPA.  Connecticut has adopted state regulations that parallel RCRA regulations but are more stringent in some respects.  UI has complied with the notification and application requirements of present regulations, and the procedures by which UI handles, stores, treats and disposes of hazardous waste products to comply with these regulations.

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

If any of the aforementioned events occurs, UI may experience substantial costs prior to seeking regulatory recovery.  Additional discussion regarding environmental issues may be found in Part II, Item 8 of this Form 10-K under the caption, “Financial Statements and Supplementary Data” – Notes to Consolidated Financial Statements – Note (J), Commitments and Contingencies – Environmental Concerns,” which information is hereby incorporated by reference.

NON-UTILITY BUSINESSES

UIL Holdings’ non-utility businesses are summarized as follows:

United Capital Investments, Inc. (UCI) holds passive, minority equity positions in two investment funds.  UCI made these investments to earn reasonable returns and promote local economic development.  UCI has no current plans to make additional minority interest investments.  UCI also holds an operating lease as further described below under “Investment in Lease”.

Zero Stage Capital– Zero Stage Capital is a private equity firm that invests in small capitalization private and public companies in its areas of expertise:  IT and telecommunications, life sciences, energy and homeland security technologies.  During 2000 through 2004, UCI invested $4 million in Zero Stage VII.  Due to the nature of its investments and market conditions, UCI recorded an impairment charge during 2007 of $0.7 million reducing the carrying value of Zero Stage VII to $0.3 million as of December 31, 2007, as the carrying value of UCI’s investment was greater than the estimated fair market value and the impairment was determined to be other than temporary.

Ironwood Mezzanine Fund(formerly the Ironbridge Mezzanine Fund) – Ironwood is a regional Small Business Investment Company (SBIC) fund committed to investing a portion of its capital in women-owned and minority-owned businesses and businesses located in low and moderate income areas.  In 2001, UCI committed $1 million to Ironwood Mezzanine Fund, of which it has funded $0.9 million as of December 31, 2007.  UCI received a distribution of $0.5 million from Ironwood in 2007 as a result of the sale of a portfolio company.  The remaining capital commitment of $0.1 million is expected to be funded by 2009.  The carrying value of UCI’s investment in Ironwood Mezzanine Fund as of December 31, 2007 was $0.8 million.

Investment in Lease – UCI has a lease agreement that conveys the right to a third party to a specific area located in New Haven, Connecticut.  UCI’s investment represents the net present value of future cash flows related to a portion of the area.  In 1999, UCI paid $1.5 million for the net future lease payments and is amortizing the amount over the life of the lease.  UCI’s investment in the lease at December 31, 2007 was $1.2 million.

Thermal Energies, Inc. (TEI) – TEI operates a district heating and cooling facility located in a building in New Haven, Connecticut through a contract that expires in July 2009.  TEI has annual revenues of $1 million and its property and equipment consists primarily of boilers and chillers.

Xcel Services, Inc. (Xcel) – Xcel is the mechanical contracting division of Xcelecom’s former M.J. Daly & Sons, Inc. business.  With the completion of all remaining mechanical projects, Xcel’s focus is on the collection of outstanding accounts and claim receivables totaling of $2.8 million at December 31, 2007.

FINANCING

Information regarding UIL Holdings’ capital requirements and resources and its financings and financial commitments may be found in Part II, Item 7 of this Form 10-K under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” which information is hereby incorporated by reference.

EMPLOYEES

As of December 31, 2007, UIL Holdings and its subsidiaries had a total of 981 employees, including 401 who were members of Local 470-1, Utility Workers Union of America, AFL-CIO.  UI and Union Local 470-1 are parties to a six-year collective bargaining agreement which expires on May 15, 2011.

Item 1A.  Risk Factors.

The financial condition and results of operations of UIL Holdings are subject to various risks, uncertainties and other factors, some of which are described below.  Additional risks, uncertainties and other factors not presently known or currently deemed not to be material may also affect UIL Holdings’ financial condition and results of operations.

Legislation and regulation can significantly affect UI’s structure and operations.

UI is an electric transmission and distribution utility whose structure and operations are significantly affected by legislation and regulation.  UI’s rates and authorized return on equity are regulated by the FERC and the DPUC.  Legislation and regulatory decisions implementing legislation establish a framework for UI’s operations.  For a further discussion of legislative and regulatory actions, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Major Influences on Financial Condition – The United Illuminating Company – Legislation & Regulation,” of this Form 10-K.

The loss of key personnel or the inability to hire and retain qualified employees could have an adverse effect on the business, financial condition and results of operations of UIL Holdings and UI.

The operations of UIL Holdings and its subsidiaries depend on the continued efforts of their respective current and future executive officers, senior management and management personnel.  UIL Holdings cannot guarantee that any member of management at the corporate or subsidiary level will continue to serve in any capacity for any particular period of time.  In addition, a significant portion of UI’s workforce, including many workers with specialized skills maintaining and servicing the electrical infrastructure, will be eligible to retire over the next five years.  For further discussion refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Major Influences on Financial Condition,” of this Form 10-K.

The inability of management to maintain good relations and effectively negotiate future collective bargaining agreements with the bargaining unit could have a material adverse impact on UI’s financial condition and results of operations.

Significant portions of the workforce at UI are covered by collective bargaining agreements. The inability of management to maintain good relations and effectively negotiate future collective bargaining agreements with the bargaining unit could have a material adverse impact on UI’s financial condition and results of operations, as a result of increased expenses related to wages and benefits, poor working performance or organized work stoppages.  For further discussion refer to Part I, Item 1, “Business – Employees,” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Major Influences on Financial Condition – The United Illuminating Company – Operations,” of this Form 10-K.

UIL Holdings’ ability to maintain future cash dividends at the level currently paid to shareholders is dependent upon the ability of its subsidiaries, primarily UI, to pay dividends to UIL Holdings.

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

All capital requirements that exceed available cash will have to be provided by external financing.  Although there is no commitment to provide such financing from any source of funds, other than the short-term credit facility currently available to UI and UIL Holdings, future external financing needs are expected to be satisfied by the issuance of additional short-term and long-term debt and equity financing.  The continued availability of these methods of financing will be dependent on many factors, including conditions in the securities markets and economic conditions generally, as well as the debt ratings and future income and cash flow of UIL Holdings and UI.  See Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (B), Capitalization and Note (D), Short-Term Credit Arrangements” of this Form 10-K for a discussion of UIL Holdings’ financing arrangements.

Weather conditions, retail price, conservation, distributed and emergency generation and economic conditions could have an adverse effect on the financial condition and results of operations of UIL Holdings and UI.

UI’s electricity sales volumes can be significantly impacted by weather conditions, retail price, conservation, distributed and emergency generation and economic conditions.  Weather conditions can significantly impact retail electric sales volumes.  In addition, weather can cause fluctuations in expenditures, dependent upon the level of work required to restore the delivery of electricity as a result of storms or other extreme conditions.  Conservation and distributed and emergency generation could reduce sales volume.  Workforce reductions, plant relocations out of UI service territory and contractions of facilities within the UI service territory can all weaken demand for electricity.  In addition, rising energy prices can impact demand for electricity and may also cause increases in the time to collect accounts receivable and bad debt expenses.

UIL Holdings and its subsidiaries may incur substantial capital expenditures and operating expenses in complying with environmental regulations, which could have an adverse impact on the results of operations and financial condition of UIL Holdings.

In complying with existing environmental statutes and regulations and further developments in areas of environmental concern, UIL Holdings and its subsidiaries may incur substantial capital expenditures for equipment modifications and additions, monitoring equipment and recording devices, and it may incur additional operating expenses.  Environmental damage claims may also arise from the operations of UIL Holdings’ subsidiaries.  For further discussion of significant environmental issues known to UIL Holdings at this time, see Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (J), Commitments and Contingencies – Environmental Concerns,” of this Form 10-K.

Capital market conditions and increases in interest rates could have an adverse impact on the financial condition and results of operations of UIL Holdings and UI.

UIL Holdings accesses capital through both long-term and short-term financing arrangements.  Increases in interest rates could result in increased cost of capital in the refinancing of fixed rate debt at maturity and in the remarketing of multi-annual tax-exempt bonds.  In addition, UI and UIL Holdings have a joint short-term revolving credit agreement that permits borrowings (1) for fixed periods of time at fixed interest rates determined by the London Interbank Offered Rate (LIBOR), and (2) at fluctuating interest rates determined by the prime or Federal Funds lending market.  Changes in LIBOR or the prime lending market will have an impact on interest expense. For further discussion of UIL Holdings’ cost of capital and interest rate risk, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” and Item 7A, “Quantitative and Qualitative Disclosures About Market  Risk,” of this Form 10-K.

The inability to collect amounts due under a promissory note from the buyers of the divested Xcelecom companies could adversely impact UIL Holdings’ financial condition and results of operations.

The buyer of a certain former Xcelecom company has signed a promissory note payable to Xcelecom or UIL Holdings, which totals $2.4 million as of December 31, 2007.  If this note payable is not collected, UIL Holdings could recognize losses and weaker than expected cash flows.

UIL Holdings may be required to make payments under its indemnification agreements with Xcelecom’s sureties, which could adversely impact UIL Holdings’ financial condition and results of operations.

UIL Holdings is contingently liable to sureties on performance and payment bonds issued by those sureties, relating to construction projects entered into by Xcelecom and its former subsidiaries in the normal course of business.  These bonds provide a guarantee to the customer that Xcelecom or its former subsidiaries will perform under the terms of a contract and that it will pay subcontractors and vendors.

Surety bonds remain outstanding on certain projects being completed by Xcelecom’s former companies.  If Xcelecom’s former companies and the buyers of those companies fail to perform under a contract or to pay subcontractors or vendors, the customer may demand that the surety make payments or provide services under the bond.  UIL Holdings must reimburse the surety for any expenses or outlays it incurs and seek recoupment of those expenses from the buyers of Xcelecom’s former companies.  An inability to obtain reimbursement from those buyers could result in losses and negatively impact UIL Holdings’ cash flow.

UIL Holdings may be required to make payments under its indemnification agreements with the buyers of former Xcelecom companies, which could adversely impact UIL Holdings’ financial condition and results of operations.

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

UI owns and operates 25 bulk electric supply substations with a capacity of 1,830 MVA, and 22 distribution substations with a capacity of 113 MVA.  UI has 3,045 pole-line miles of overhead distribution lines and 131 conduit-bank distribution miles.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2007.

EXECUTIVE OFFICERS

The names and ages of all executive officers of UIL Holdings and all such persons chosen to become executive officers, all positions and offices with UIL Holdings held by each such person, and the period during which he or she has served as an officer in the office indicated, are as follows:

Name	Age	Position	Effective Date
James P. Torgerson	55	President and Chief Executive Officer	(1)
Richard J. Nicholas	52	Executive Vice President and Chief Financial Officer	March 1, 2005
Linda L. Randell	57	Senior Vice President, General Counsel and Corporate Secretary	(2)
Susan E. Allen	48	Vice President Investor Relations, Treasurer and Assistant Corporate Secretary	(3)
Anthony J. Vallillo	59	President and Chief Operating Officer the United Ulluminating Company	January 1, 2003
Richard J. Reed	59	Vice President - Electric System The United Illuminating Company	January 1, 2003
Deborah C. Hoffman	53	Vice President of Audit Services and Chief Compliance Officer	July 8, 2005
Steven P. Favuzza	54	Vice President and Controller	July 23, 2007
_______________________
Age as of December 31, 2007

(1) As previously disclosed in UIL Holdings’ filing on Form 8-K dated January 10, 2006, James P. Torgerson was appointed to the role of President of UIL Holdings, effective January 23, 2006.  As previously disclosed in UIL Holdings’ filing on Form 8-K dated July 3, 2006, James P. Torgerson was appointed to the role of Chief Executive Officer of UIL Holdings, effective July 1, 2006.
(2) As previously disclosed in UIL Holdings’ filing on Form 8-K dated March 5, 2007, Linda L. Randell was appointed to the role of Senior Vice President and General Counsel of UIL Holdings commencing March 26, 2007.  As previously disclosed in UIL Holdings’ filing on Form 8-K dated July 24, 2007, Linda L. Randell was appointed to the role of Corporate Secretary, effective July 23, 2007.
(3) As previously disclosed in UIL Holdings’ filing on Form 8-K dated June 30, 2005, Susan E. Allen was appointed to the role of Treasurer of UIL Holdings effective June 30, 2005.  As previously disclosed in UIL Holdings’ filing on Form 8-K dated July 24, 2007, Susan E. Allen was appointed to the role of Assistant Corporate Secretary, effective July 23, 2007.

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

A brief account of the business experience during the past five years of each executive officer of UIL Holdings is as follows:

James P. Torgerson.  Mr. Torgerson served as President and Chief Executive Officer of the Midwest Independent Transmission System Operator, Inc., during the period January 1, 2003 to January 22, 2006.  Mr. Torgerson was appointed to the role of President of UIL Holdings on January 23, 2006, Chief Executive Officer of The United Illuminating Company on April 24, 2006 and Chief Executive Officer of UIL Holdings on July 1, 2006.

Richard J. Nicholas.  Mr. Nicholas has served as Vice President, Finance and Chief Financial Officer of The United Illuminating Company since January 2003.  Mr. Nicholas was appointed to the role of Executive Vice President and Chief Financial Officer of UIL Holdings on March 1, 2005.

Linda L. Randell.  Ms. Randell served as a Partner of Wiggin & Dana LLP prior to March 25, 2007.  Ms. Randell was appointed to the role of Senior Vice President and General Counsel of The United Illuminating Company and of UIL Holdings since March 26, 2007 and was appointed to the role of Corporate Secretary of The United Illuminating Company and of UIL Holdings on July 23, 2007.

Susan E. Allen.  Ms. Allen has served as Vice President Investor Relations of The United Illuminating Company and of UIL Holdings since January 1, 2003.  Ms. Allen served as Assistant Treasurer of The United Illuminating Company and of UIL Holdings from January 1, 2003 to June 30, 2005, at which time she was appointed to the role of Treasurer of The United Illuminating Company and of UIL Holdings.  Ms. Allen served as Corporate Secretary of The United Illuminating Company and of UIL Holdings from January 1, 2003 to July 22, 2007 and Assistant Corporate Secretary of The United Illuminating Company and of UIL Holdings since July 23, 2007.

Anthony J. Vallillo.  Mr. Vallillo has served as President and Chief Operating Officer of The United Illuminating Company since January 2003.

Richard J. Reed.  Mr. Reed has served as Vice President – Electric System The United Illuminating Company since January 2003.

Deborah C. Hoffman.  Ms. Hoffman served as Director of Internal Audit of UIL Holdings from January 1, 2003 to July 7, 2005.  She has served as Vice President of Audit Services and Chief Compliance Officer of UIL Holdings since July 8, 2005.

Steven P. Favuzza.  Mr. Favuzza served as Director – Financial Compliance of The United Illuminating Company from January 1, 2003 to February 28, 2005.  Mr. Favuzza served as Assistant Vice President – Corporate Planning of The United Illuminating Company and of UIL Holdings from March 1, 2005.  Mr. Favuzza was appointed to the role of Vice President and Controller of The United Illuminating Company and of UIL Holdings on July 23, 2007.

Part II

Item 5.  Market for UIL Holdings’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

UIL Holdings’ common stock is traded on the New York Stock Exchange, where the high and low closing sale prices during 2007 and 2006 were as follows:

	2007 Sale Price		2006 Sale Price
	High	Low	High	Low
First Quarter	$40.40	$32.73	$30.08	$26.45
Second Quarter	$34.52	$30.76	$32.95	$29.20
Third Quarter	$33.15	$27.24	$38.14	$32.29
Fourth Quarter	$37.18	$30.72	$43.15	$37.83

Quarterly dividends on the common stock have been paid since 1900.  The quarterly cash dividends declared in 2007 and 2006 were at a rate of $0.432 per share.

UIL Holdings expects to continue its policy of paying regular cash dividends, although there is no assurance as to the amount of future dividends because they depend on future earnings, capital requirements, and financial condition.

Further information regarding payment of dividends is provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” of this Form 10-K.

As of December 31, 2007, there were 8,707 common stock shareowners of record.

The line graph appearing below compares the yearly change in UIL Holdings’ cumulative total shareowner return on its common stock with the cumulative total return on the S&P Composite-500 Stock Index, the S&P Public Utility Index and the S&P Electric Power Companies Index for the period of five fiscal years commencing 2003 and ending 2007.

	Dec-02	Dec-03	Dec-04	Dec-05	Dec-06	Dec-07
UIL	$100	$138	$165	$157	$251	$230
S&P 500	$100	$126	$138	$142	$161	$167
S&P Public Utility Index	$100	$121	$145	$163	$191	$221
S&P Elect. Pwr. Co. Index	$100	$119	$145	$165	$196	$234

*
Assumes that the value of the investment in UIL Holdings’ common stock and each index was $100 on December 31, 2002 and that all dividends were reinvested.  For purposes of this graph, the yearly change in cumulative shareowner return is measured by dividing (i) the sum of (A) the cumulative amount of dividends for the year, assuming dividend reinvestment, and (B) the difference in the fair market value at the end and the beginning of the year, by (ii) the fair market value at the beginning of the year.  The changes displayed are not necessarily indicative of future returns measured by this or any other method.

Equity Compensation Plan Information
Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans [Excluding Securities Reflected in Column (a)] (c)

Equity Compensation Plans Approved by Security Holders	875,021 (1)	$31.40 (2)	195,938 (3)

Equity Compensation Plans Not Approved by Security Holders	None	-	-

Total	875,021 (1)	$31.40 (2)	195,938 (3)

(1)
Includes 457,248 shares to be issued upon exercise of outstanding options (238,248 of which include reload rights), 313,588 performance shares to be issued upon satisfaction of applicable performance and service requirements, and 104,185 shares of restricted stock subject to applicable service requirements.

(2)	Weighted average exercise price is applicable to outstanding options only.
(3)	Includes 21,696 shares authorized for issuance under the UIL Holdings Deferred Compensation Plan, which is a non-qualified benefit plan.

UIL Holdings repurchased 7,844 shares of common stock in open market transactions to satisfy matching contributions for participants’ contributions into UIL Holdings 401(k) in the form of UIL Holdings stock as follows:

Period	Total Number of Shares Purchased*	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
October	1,770	$34.24	None	None
November	6,074	$35.79	None	None
December	-	-	None	None
Total	7,844	$35.44	None	None
* All shares were purchased in open market transactions.  The effects of these transactions did not change the number of outstanding shares of UIL Holdings’ common stock.

Item 6. Selected Financial Data
	2007	2006	2005	2004	2003
Financial Results of Operation ($000's)
Sales of electricity
Utility
Retail
Residential	$483,847	$356,652	$357,351	$312,072	$273,230
Commercial	350,158	316,866	312,239	281,667	248,257
Industrial	56,257	86,055	87,558	87,400	82,087
Other	10,188	10,810	10,397	10,415	10,311
Total Retail	900,450	770,383	767,545	691,554	613,885
Wholesale	36,637	29,355	35,782	24,446	24,591
Other operating revenues	43,917	46,194	9,068	48,027	31,144
Non-utility businesses	995	789	828	2,313	2,124
Total operating revenues	$981,999	$846,721	$813,223	$766,340	$671,744
Operating income from Continuing Operations	$90,165	$79,156	$80,132	$88,113	$92,049
Income from Continuing Operations, net of tax	$46,693	$58,716	$33,476	$36,617	$31,376
Discontinued Operations, net of tax (Note N) (2)	(1,996)	(123,880)	(2,222)	50,328	(8,090)
Net Income (Loss)	$44,697	$(65,164)	$31,254	$86,945	$23,286
Financial Condition ($000's)
Property, Plant and Equipment in service - net	$600,305	$547,741	$517,251	$502,310	$502,304
Deferred charges and regulatory assets	687,672	722,644	721,127	771,880	795,322
Assets of discontinued operations	6,104	9,935	221,899	193,333	191,276
Total Assets (1)	1,775,834	1,631,493	1,799,055	1,793,844	1,898,166
Current portion of long-term debt	104,286	78,286	4,286	4,286	-
Net long-term debt excluding current portion	479,317	408,603	486,889	491,174	495,460
Net common stock equity	464,291	460,581	544,578	548,397	492,774
Common Stock Data
Average number of shares outstanding - basic (000's)	24,986	24,441	24,245	23,983	23,818
Number of shares outstanding at year-end (000's)	25,032	24,856	24,320	24,160	23,858
Earnings per share - basic:
Continuing Operations	$1.87	$2.41	$1.38	$1.53	$1.32
Discontinued Operations (Note N) (2)	$(0.08)	$(5.07)	$(0.09)	$2.10	$(0.34)
Net Earnings (Loss)	$1.79	$(2.66)	$1.29	$3.63	$0.98
Earnings per share - diluted
Continuing Operations	$1.85	$2.37	$1.37	$1.51	$1.32
Discontinued Operations (Note N) (2)	$(0.08)	$(5.00)	$(0.09)	$2.09	$(0.27)
Net Earnings (Loss)	$1.77	$(2.63)	$1.28	$3.60	$1.05

Book value per share	$18.55	$18.53	$22.39	$22.70	$20.65
Dividends declared per share	$1.728	$1.728	$1.728	$1.728	$1.728
Market Price:
High	$40.40	$43.15	$33.66	$32.45	$27.64
Low	$27.24	$26.45	$27.57	$25.17	$18.61
Year-end	$36.95	$42.19	$27.59	$30.78	$27.06
Other Financial and Statistical Data (Utility only)
Sales by class (millions of kWh's)
Residential	2,346	2,360	2,458	2,347	2,262
Commercial	2,743	2,676	2,702	2,604	2,502
Industrial	785	840	902	957	952
Other	43	43	44	44	47
Total	5,917	5,919	6,106	5,952	5,763
Number of retail customers by class (average)
Residential	291,247	289,913	289,122	289,057	288,405
Commercial	29,526	29,067	28,934	28,956	29,687
Industrial	1,180	1,278	1,356	1,497	1,595
Other	1,222	1,242	1,260	1,307	1,306
Total	323,175	321,500	320,672	320,817	320,993

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

OVERVIEW AND STRATEGY

UIL Holdings Corporation (UIL Holdings) primarily operates its regulated utility business.   The utility business consists of the electric transmission and distribution operations of The United Illuminating Company (UI).  UIL Holdings also has non-utility businesses consisting of an operating lease and passive minority ownership interests in two investment funds, (collectively held at United Capital Investments, Inc. (UCI)), a heating and cooling facility and a mechanical contracting business.  The non-utility businesses also recently included (1) a minority ownership interest in Bridgeport Energy, LLC (BE) held by United Bridgeport Energy, Inc. (UBE) until the completion of the sale of that interest to an affiliate of Duke Energy on March 28, 2006, (2) UCI’s minority ownership interest in Cross-Sound Cable Company, LLC (Cross-Sound) until the completion of the sale of that interest to Babcock & Brown Infrastructure Ltd. on February 27, 2006, and (3) the operations of Xcelecom, Inc. (Xcelecom).  Effective December 31, 2006, UIL Holdings substantially completed the sale of the Xcelecom business, completing its corporate strategic realignment to focus on its regulated electric utility, UI.

As a result of Connecticut’s 1998 electric industry restructuring legislation, UI divested its ownership interests in generation facilities.  Subsequently, UIL Holdings invested the proceeds of the sale of UI’s generation facilities in non-utility businesses to offset the expected reduction in utility earnings resulting from this restructuring.  Some of these investments did not generate expected results due to a number of factors, including the following: (1) a change in market conditions resulting in lower profitability for construction business, as well as challenges in realizing operational synergies, for Xcelecom; (2) poor investment market conditions offsetting the value of UCI’s passive investments; and (3) high natural gas prices and change in capacity markets affecting the value of UBE.UIL Holdings’ investments in American Payment Systems, Inc. and Cross-Sound generated positive results with the gain on sale of those investments.  UIL Holdings’ current overall corporate strategy is to create shareholder value by investing in the utility business to grow earnings and cash flow through operating and strategic initiatives.  The divestiture of the non-utility businesses described above has provided significant financial flexibility in funding the future utility investments.

The United Illuminating Company

UI, the utility operating unit of UIL Holdings, is a transmission and distribution electric utility, the primary objective of which is to provide high-quality customer service, including the reliable, cost-effective delivery of electricity to its customers in the 17 towns or cities in Southwest Connecticut in which it operates.  To provide reliable service, UI will prudently invest in, and maintain, its transmission and distribution infrastructure.  As part of this effort, UI and The Connecticut Light and Power Company (CL&P) (which provides electric transmission and distribution service in other Connecticut municipalities) have been working together on developing and permitting aspects of a major transmission upgrade in southwest Connecticut.  UI has also submitted to the Connecticut Department of Public Utility Control (DPUC) a joint proposal to construct peaking generation in Connecticut as further described below in this section.

UI plans to manage operating and maintenance costs to achieve return on equity, earnings and cash flow, consistent with maintaining reliable service to customers.  Earnings from UI’s CTA component are expected to decline over time due to the planned amortization of, and resulting reduction in, UI’s stranded cost rate base.  The decline in CTA revenues is expected to be offset by higher transmission revenues, resulting from planned transmission infrastructure investments.

As a result of the current rate plan, revenues from the distribution component of rates should be predictable through 2009.  Future growth opportunities include capital projects that will be focused on the electric system (infrastructure replacement, operations and system integrity), technology (customer service improvements and business continuity planning), and a centralized operating facility.

The transmission division explores future transmission opportunities, pursues FERC incentives, and acts to influence the ISO planning process as appropriate, and develop additional transmission infrastructure projects.  As part of this effort, UI and CL&P have been working together on the Middletown/Norwalk transmission upgrade in southwest Connecticut.  At December 31, 2007, the Middletown/Norwalk transmission project has incurred since inception capital expenditures of approximately $205 million.

On October 17, 2007, UI entered into a joint development agreement (the Agreement) with NRG Energy, Inc. (NRG), pursuant to which UI and NRG have agreed to work together on an exclusive basis to develop and submit to the DPUC a joint proposal to construct peaking generation in Connecticut.  The joint proposal will be submitted in March 2008 in response to the Public Act 07-242, “An Act Concerning Electricity and Energy Efficiency” (2007 Energy Act), which requires UI to submit a proposal to construct peaking generation.

The Agreement provides that UI and NRG will use their reasonable best efforts to submit a joint proposal to the DPUC as required by the 2007 Energy Act and work together in connection with the DPUC approval process following submission of the proposal.  UI and NRG have submitted a qualification package and expect to submit a proposal in March 2008, with a scheduled DPUC decision in June 2008.  In the event that the DPUC accepts a joint proposal submitted by the parties, the Agreement contemplates that UI and NRG would each hold a 50% ownership interest in the peaking generation facilities, which would be located on sites in Connecticut.

United Capital Investments, Inc.

UCI is a limited partner in two investment funds with equity participation in each of approximately 4%. One fund, Zero Stage VII, is a venture capital fund that invests in emerging growth companies.  The second fund, Ironwood Mezzanine Fund, is a Small Business Investment Company that focuses on mezzanine financing and invests a portion of its capital in women-owned and minority-owned small businesses and businesses located in low and moderate income areas.  As a mezzanine fund, it provides growth and acquisition capital to privately held businesses committed to sustainable long-term growth; its focus on more mature companies means that UCI’s investment is subject to somewhat less risk, and also smaller potential returns, in comparison to the venture capital fund.  UCI also has a lease agreement that conveys the right to a third party to a specific area located in New Haven, Connecticut.  UCI’s investment represents the net present value of future cash flows related to a portion of the area.  UCI’s total investments’ carrying value as of December 31, 2007 is $2.3 million.

MAJOR INFLUENCES ON FINANCIAL CONDITION

UIL Holdings Corporation

UIL Holdings’ financial condition and financing capability will be dependent on many factors, including the level of income and cash flow of UIL Holdings’ subsidiaries, conditions in the securities markets, economic conditions, interest rates, legislative and regulatory developments, and its ability to retain key personnel.

The loss of key personnel or the inability to hire and retain qualified employees could have an adverse effect on the business, financial condition and results of operations for UIL Holdings and UI.  These operations depend on the continued efforts of their respective current and future executive officers, senior management and management personnel.  UIL Holdings cannot guarantee that any member of management at the corporate or subsidiary level will

-

continue to serve in any capacity for any particular period of time.  In an effort to enhance UIL Holdings’ ability to attract and retain qualified personnel, UIL Holdings continually evaluates the overall compensation packages offered to employees at all levels of the organization.

The United Illuminating Company

UI is an electric transmission and distribution utility whose structure and operations are significantly affected by legislation and regulation.  UI’s rates and authorized return on equity are regulated by the Federal Energy Regulation Commission (FERC) and the Connecticut Department of Public Utility Control (DPUC).  Legislation and regulatory decisions implementing legislation establish a framework for UI’s operations.  Other factors affecting UI’s financial results are operational matters, such as sales volume and ability to control expenses, major weather disturbances, and capital expenditures.  UI expects significant growth in its capital investment in its distribution and transmission infrastructure.  UI has begun constructing its portion of a major transmission line in southwest Connecticut and has received approval to construct a substation in Trumbull, Connecticut.

Legislation & Regulation

Background

State legislation has significantly restructured the electric utility industry in Connecticut, commencing with Public Act 98-28, continuing with Public Act 03-135, as amended in part by Public Act 03-221, Public Act 05-1 (June Special Session), and Public Act 07-242  (collectively, the Restructuring Legislation).  As a result of the  Restructuring Legislation, UI’s distribution and transmission rates are “unbundled” on customers’ bills, which also include separate charges for the competitive transition assessment (CTA), generation services charge (GSC), a combined public benefits charge that includes the conservation and load management (C&LM) charge, renewable energy investment (REI) charge, and systems benefits charge (SBC), and federally mandated congestion charges (FMCCs), each as defined in the legislation.

The 2003 legislation provided for UI to collect a fee of $0.0005/kilowatt-hour from transitional standard offer service customers, beginning January 1, 2004, and continuing through December 31, 2006, as compensation for providing transitional standard offer service. This fee was included in the GSC amounts charged to transitional standard offer customers, and is excluded by the legislation from determinations of whether UI’s rates are just and reasonable.  For 2006, these fees generated approximately $2.8 million in revenue.  The legislation also provided for the DPUC to establish an incentive plan for the procurement of long-term contracts for transitional standard offer service that compares UI’s actual average contract price to a regional average price for electricity, making adjustments as deemed appropriate by the DPUC.  If UI’s price was lower than the average, the legislation provided for the plan to allocate $0.00025/kilowatt-hour of transitional standard offer service to the distribution company.  The DPUC issued a draft decision in December 2005 approving UI’s proposed methodology for calculating the incentive fee and noting that UI had earned the incentive fee applicable to the year 2004, which amounted to approximately $1.4 million.  The hearing was subsequently reopened to consider objections raised by the Office of Consumer Counsel (OCC) and the DPUC is engaging a consultant to assist the DPUC in making the statutory determinations.  A second draft decision has been scheduled for March 2008.  No application has yet been filed for 2005 or 2006.

In July 2005, the Energy Independence Act (or EIA) became law in Connecticut.  The EIA adds to the items included in the definition of FMCCs; provides for incentives to promote the development of projects and resources that are intended to reduce FMCCs; provides for the recovery by UI of the costs of such incentives through the FMCC rate component on retail customers’ bills; makes certain changes to the prior electric restructuring legislation in the state; and makes other changes to the statutes administered by the DPUC.  In general, the DPUC is authorized by the EIA to identify and implement measures intended to reduce FMCCs, both in the near- and long-term.  These measures can include incentives for the development of distributed resources, new generation, and contracts for capacity rights from generation, conservation and energy efficiency measures to be entered into by electric distribution companies such as UI after a request for proposal process administered by the DPUC.  The EIA establishes Class III renewable energy resources and related portfolio standards for generation services, in addition to the existing Class I and Class II renewable energy resources and portfolio standards.  The EIA provides for the waiving of electric back-up rates and gas delivery charges for qualifying customer-side distributed resources, with recovery of electric distribution company costs through the FMCC rate component of bills.

There have been a series of DPUC proceedings in 2005 through 2007, and continuing into 2008, to implement the many provisions of the EIA.  UI does not expect the programs developed under this legislation to have a material impact in 2008 on its results of operations or financial condition, because the EIA provides that electric distribution companies will recover their costs and investments resulting from the law through a number of mechanisms, including the FMCC on customers’ bills.

In July 2007, the 2007 Energy Act became law in Connecticut.  The 2007 Energy Act contains numerous provisions primarily regarding the electric industry including requiring the State’s electric distribution companies to assess the State’s energy and capacity resource requirements and establish a plan for procurement of energy resources; requiring the State’s electric distribution companies to submit a proposal for building of peaking generation; review by the DPUC of generation procurement practices; increasing the proportion of power that must come from renewable energy resources; and restoration of C&LM funding via a defeasance of rate reduction bonds supporting the same.  There are numerous other provisions of the 2007 Energy Act focusing on promoting energy efficiency.  Some DPUC proceedings related to the 2007 Energy Act have concluded and many are still pending.  In compliance with the 2007 Energy Act, on January 2, 2008, UI and CL&P submitted their joint energy assessment and resource plan to the Connecticut Energy Advisory Board (CEAB), which plan is currently under review by the CEAB (and thereafter is to be submitted to the DPUC).  Pursuant to a schedule issued by the DPUC, UI  submitted a qualifications package to the DPUC for its proposal to build peaking generation on February 1, 2008.

In July 2005, the 2005 Transportation Act, became law in Connecticut.  Section 28 of this legislation, provides that the state shall bear no part of the cost to readjust, relocate or remove an electric transmission line buried within a public highway right-of-way where such action is required by a state highway project, but also provides that the state shall consider such costs in selecting a final project design in order to minimize the overall cost incurred by the state and the electric distribution company.  As a result, the electric distribution company’s costs of readjustment, relocation or removal will be included in tariffs, for collection from customers.

The DPUC has approved a transmission adjustment clause (TAC) for UI, implementing the provisions of Section 30 of the 2005 Transportation Act, to establish a “transmission tracker” mechanism by which the DPUC adjusts an electric distribution company’s retail transmission rate periodically to “track” and recover the transmission costs, rates, tariffs and charges approved by the FERC.  UI makes a semiannual filing with the DPUC, setting forth its actual transmission revenues, projected transmission revenue requirement, and the required TAC charge or credit so that any under- or over-collections of transmission revenues from prior periods are reconciled along with the expected revenue requirements for the next six months from filing.  The DPUC holds an administrative proceeding to approve the TAC charge or credit and holds a hearing to determine the accuracy of customer billings under the TAC.  The TAC tariff and this semiannual change of the TAC charge or credit mitigates the lag between changes in UI’s FERC-approved transmission revenue requirements and its retail transmission rate and facilitates the timely matching of transmission revenues and transmission revenue requirements.

In August 2005, President Bush signed the Energy Policy Act of 2005 (Energy Act).  Title XII of the Energy Act included provisions that impact UIL Holdings, such as the repeal of the Public Utility Holding Company Act of 1935 and the enactment of PUHCA 2005, and numerous provisions that may affect UI, some of which include (1) reducing depreciable lives for newly constructed electric transmission lines, (2) establishing an electric reliability organization responsible for reliability standards, subject to FERC jurisdiction, approval and enforcement, (3) authorizing limited FERC backstop siting authority for interstate transmission projects in federally designated transmission corridors, (4) requiring the FERC to issue a rule that provides transmission rate incentives to promote capital investment and provides for recovery of all prudent costs of complying with mandatory reliability standards and costs related to transmission infrastructure development, (5) prohibiting energy market manipulation and vesting the FERC with enhanced authority to impose penalties for violations of the FPA; and (6) revising the regulation of Cogeneration and Qualifying Facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA).  In July 2006, the FERC issued a final rule which provides transmission rate incentives to promote capital investment and provides for recovery of all prudent costs of complying with mandatory reliability standards and costs related to transmission infrastructure development.  Utilities must apply for these incentives, and the FERC will make its determinations on a case by case basis.  Certain public parties requested rehearing of the FERC’s order, and the FERC issued an order on rehearing in December 2006.  Certain public parties have requested further rehearing.  Pursuant to this rule, UI requested and received certain rate incentives for the Middletown/Norwalk transmission project.  The FERC has implemented or is considering a number of other regulations to implement the Energy Act applicable to UIL Holdings or UI, including revising its merger, acquisition and disposition regulations; implementing PUHCA 2005; certifying the North American Electric Reliability Corporation as an Electric Reliability Organization and issuing orders to adopt mandatory reliability standards applicable to users of the bulk power system; establishing standards for an electric utility to demonstrate that it no longer should be subject to a mandatory purchase obligation under PURPA; providing long-term firm transmission rights for load-serving entities to hedge against the cost of transmission congestion; issuing a policy statement on the implementation of civil penalties; codifying market manipulation prohibitions; and pursuing revision of its open access transmission service rules.

2005 Rate Case

On January 27, 2006, the DPUC issued a final decision in the 2005 Rate Case proceeding. UI included a four–year plan proposal in its rate case filing.  The DPUC set UI’s distribution rates at levels that would increase revenues by $14.3 million in 2006, effective January 13, 2006. The DPUC set incremental distribution rate increases for 2007, 2008 and 2009 so that revenues will increase a total of $35.6 million, or 4.9%, by 2009 compared to 2005 rates. On March 1, 2006, the DPUC reopened the proceeding for the limited purpose of reconsidering the record with regard to employee compensation.  On July 28, 2006, a settlement was reached between UI and the Prosecutorial unit of the DPUC staff, allowing UI to recover additional distribution revenue requirements of $1.5 million in 2007, $1.8 million in 2008 and $2.3 million in 2009. The settlement agreement had no impact in 2006. The settlement was approved by the DPUC on August 21, 2006, and resulted in a total distribution revenue increase of $37.9 million, with rates 5.3% higher in 2009 compared to 2005 rates.

The decisions establish rates on the basis of an authorized return on equity of 9.75%, a decrease from the 10.45% in effect prior to the decision.  UI’s cost of capital is based on an allowed capital structure containing a 48% common equity component and a 52% debt capitalization component, a 1% increase in the common equity component as compared to the previous allowed capital structure.  Earnings above the authorized return continue to be shared 50% to customers and 50% to retained earnings, with the customers’ share divided equally between bill reductions and an accelerated amortization of stranded costs.   The CTA rates were not adjusted in this decision, but the equity return and capital structure for the CTA have been adjusted to the approved distribution equity return and capital structure.

Transmission Return on Equity

The DPUC decision described above does not affect the revenue requirements determination for transmission, including the applicable return on equity, which are within the jurisdiction of the FERC.  UI’s authorized return on equity for transmission in 2007 was a weighted average of 11.97%.  See Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (C), Regulatory Proceedings – Other Regulatory Matters – Regional Transmission Organization for New England,” of this Form 10-K for further information.

2007 Rates

On December 19, 2006, the DPUC issued a decision implementing UI’s 2007 rate increase resulting from the 2005 Rate Case and established customers’ GSC charge for the first six months of 2007 to reflect the cost of wholesale power supply procured by UI to provide standard service and supplier of last resort service.  The decision implemented a settlement between UI and the Prosecutorial unit of the DPUC staff that, in addition to implementation of new distribution and GSC rates, provides short-term measures to mitigate the impact of these rate increases on residential customers.  Under the settlement and decision, UI recovered its power procurement costs and distribution rates in their entirety, along with the costs associated with these mitigation measures.  During the first two quarters of 2007, UI implemented the 2007 rate increase in accordance with the terms of the final decision.  On July 1, 2007, revised retail rates became effective, reflecting new GSC rates for standard service and supplier of last resort, resulting from UI’s most recent power procurement, as described below.  A $2.3 million increase to SBC rates was approved in August 2007 for implementation effective January 1, 2008.

2008 Rates

On December 12, 2007, the DPUC issued a letter ruling to address changes to all of UI’s rate components effective as of January 1, 2008.  The letter ruling approved requested changes to UI’s distribution charges (pursuant to the DPUC’s decisions resulting from the 2005 Rate Case) as well as changes to UI’s transmission, CTA, SBC, C&LM, REI, and Non-Bypassable Federally Mandated Congestion Charge (NBFMCC).  Because a decision in UI’s semi-annual NBFMCC filing (discussed below) was scheduled for later than January 1, 2008, changes to NBFMCC rates included projected 2008 expenses as reflected in UI’s semi-annual filing.  This permitted all rate components to be established by the DPUC in one proceeding.  The letter ruling also approved GSC rates for each of the six-month periods from January 1, 2008 through June 30, 2008 and July 1, 2008 through December 31, 2008, respectively and last resort service GSC rates from the January 1, 2008 through March 31, 2008 time period.  For a typical Rate R residential customer using 700 kWh per month, the rate changes on January 1, 2008 resulted in an increase of $2.75 per month, or 1.8%.

Other Regulation

UI generally has several regulatory proceedings open and pending at the DPUC at any given time.  Examples of such proceedings include an annual DPUC review and reconciliation of UI’s CTA and SBC revenues and expenses, dockets to consider specific restructuring or electricity market issues, consideration of specific rate or customer issues, and review of conservation programs.

UI files semi-annual true-ups with the DPUC regarding Bypassable Federally Mandated Congestion Charges (BFMCC) and NBFMCC.  These customer charges relate to “congestion costs” associated with not having adequate transmission infrastructure to move energy from the generating sources to the consumer and costs associated with maintaining the reliability of electric service, such as RMR contracts with generators.  These costs change from time to time and the semi-annual true-ups provide a mechanism for the electric distribution companies to adjust the charges to customers that allow the companies to recover their FMCC.

During 2007, UI submitted a filing to the FERC requesting inclusion of 100% of Construction Work in Progress (CWIP) in transmission rate base and a 50 basis point ROE adder for use of advanced transmission technologies in the Middletown/Norwalk transmission project. On May 22, 2007, the FERC issued an order which accepted UI’s request for the inclusion of 100% of CWIP in rate base and accepted a 50 basis point adder for advanced transmission technologies, which will only be applied to costs associated with certain elements of the project.  UI estimates that approximately 50% of the project costs are associated with the advanced transmission technologies for which the 50 basis point adder was approved by the FERC.  Certain parties have requested rehearing of the FERC’s May 22, 2007 order.  On July 23, 2007, the FERC granted rehearing for further consideration, but has not yet issued a substantive order on the requests for rehearing.

Operations

In implementing the Restructuring Legislation, UI established a Distribution Division and other “unbundled” components for accounting purposes, to reflect the various unbundled components on customer bills.  Initially, the Distribution Division included both transmission and distribution.  For regulatory and accounting purposes, UI has now separated transmission and distribution into separate divisions.  Changes to income and expense items related to transmission and distribution have a direct impact on net income and earnings per share, while changes to items in “other unbundled utility components” do not have such an impact.  The other components are the CTA, the SBC, the GSC, the C&LM charge, and REI charge.  The CTA earned a 10.45% return on the equity portion of rate base until the January 13, 2006 effective date of the 2005 Rate Case decision, at which time the authorized return on equity became 9.75%.  Returns are achieved either by accruing additional amortization expenses, or by deferring such expenses, as required to achieve the authorized return.  Amortization expense within CTA impacts earnings indirectly through changes to the rate base.  The SBC, GSC, C&LM and REI are essentially pass-through components (revenues are matched to recover costs).  Except for the procurement fee in the GSC previously discussed in the “Legislative & Regulation – Background” section and the incentives earned with GSC and CLM as discussed in the “Rates” section, expenses are either accrued or deferred such that there is no net income associated with these three unbundled components.

The primary operational factors affecting UI’s financial results are sales volume, ability to control expenses and capital expenditures.  Retail electric sales volume can be significantly affected by economic conditions, customer conservation efforts, and weather.  The level of economic growth can be reflected in many ways: job growth or workforce reductions, plant relocations into or out of UI service territory, and expansions or contractions of facilities within UI’s service territory, all of which can affect demand for electricity.  The weather can also have an impact on expenses, dependent on the level of work required as a result of storms or other extreme conditions.  UI’s major expense components are (1) purchased power, (2) amortization of stranded costs, (3) wages and benefits, (4) depreciation, and (5) regional network service (RNS) transmission costs.

Power Supply Arrangements

UI’s retail electricity customers are able to choose their electricity supplier.  UI is required to offer standard service to those of its customers who do not choose a retail electric supplier and who use a demand meter or have a maximum demand of less than 500 kilowatts.  In addition, UI is required to offer supplier of last resort service to customers who are not eligible for standard service and who do not choose to purchase electric generation service from a retail electric supplier licensed in Connecticut.  Prior to January 1, 2007, UI was required to offer retail service under a regulated “transitional standard offer” rate to each customer who did not choose an alternate electricity supplier.

In December  2001, UI entered into an agreement with Virginia Electric and Power Company, subsequently assigned to its affiliate Dominion Energy Marketing, Inc., for the supply of all of UI’s generation service requirements through 2008 for certain customers who entered into long-term special contracts with UI prior to the enactment of the 1998 restructuring legislation.  Through contract expirations or customers choosing an alternate supplier to supply generation service requirements, these requirements ended in August 2007.

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

UI has wholesale power supply agreements in place for the supply of all of UI’s standard service customers for all of 2008, and power supply agreements in place for supplier of last resort service for the first quarter of 2008.  Under Connecticut legislation passed in 2007, supplier of last resort service will be procured on a quarterly basis going forward.  These contracts are derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) and UI elected the “normal purchase, normal sale” exception under SFAS No. 133.

For further information regarding power supply arrangements, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Major Influences on Financial Conditions – The United Illuminating Company” of this Form 10-K, which information is hereby incorporated by reference.

Competitive Transition Assessment

UI’s CTA collection recovers costs that have been reasonably incurred, or will be incurred, to meet its public service obligations and that will likely not otherwise be recoverable in a competitive market.  These “stranded costs” include above-market long-term purchased power contract obligations, regulatory asset recovery and above-market investments in power plants.  A significant amount of UI’s earnings is generated by the authorized return on the equity portion of as yet unamortized stranded costs in the CTA rate base.  UI’s after-tax earnings attributable to CTA for the years ended December 31, 2007, 2006 and 2005 were $10.5 million, $11.4 million and $12.7 million, respectively.  A significant portion of UI’s cash flow from operations is also generated from those earnings and from the recovery of the CTA rate base.  Cash flow from operations related to CTA amounted to $35 million, $26 million and $25 million for the years ended December 31, 2007, 2006 and 2005, respectively.  The CTA rate base has declined from year to year for a number of reasons, including:  amortization of stranded costs, the sale of UI’s nuclear units, and adjustments made through the annual DPUC review process.  The original rate base component of stranded costs, as of January 1, 2000, was $433 million.  It has since declined to $209 million at year-end 2007.  During the third quarter of 2007, the DPUC issued its final decision approving UI’s 2006 CTA reconciliation filing with the DPUC.  In the future, UI’s CTA earnings will decrease while, based on UI’s current projections, cash flow will remain fairly constant after the expiration of the Bridgeport RESCO generating facility contract on December 31, 2008, until stranded costs are fully amortized by 2015.  The date by which stranded costs are fully amortized depends primarily upon the DPUC’s future decisions which could affect future rates of stranded cost amortization.

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

UI will construct, own, and operate transmission and substation facilities comprising approximately 20% of the total project cost.  UI’s current estimate for its share of the project cost is approximately $265 million to $285 million (excluding allowance for funds used during construction).  Based on the current projected schedule of construction, the project is expected to be complete in 2009.  Upon project completion, UI’s transmission rate base will have increased by approximately $270 million to $290 million, an increase of more than 200% relative to UI’s net transmission assets existing prior to the project receiving CSC approval.  For project costs incurred prior to August 8, 2005, the FERC approved UI’s request to include 50% of those construction work in progress (CWIP) expenditures in the rate base, allowing a return to be earned on that portion of UI’s investment before the project is completed.  UI will commence earning a return on the remaining 50% of the project costs incurred prior to that date when those costs are added to the rate base in conjunction with the investment being placed in service.  For project costs incurred after August 8, 2005, the FERC approved UI’s request to include 100% of those CWIP expenditures in rate base, effective as of May 23, 2007.  UI’s costs for the project are expected to be included in and recovered through transmission revenues requirements, which are under FERC jurisdiction.

Procurement of most of the major project components has been completed and all significant project approvals have been received.  Construction of the 345-kV transmission line and associated facilities is more than 70% completed.  The Project team filed a draft transmission cost allocation application with ISO-NE in December 2007.  ISO-NE will determine whether any of the costs of the transmission line should be categorized as Localized Costs and not recovered from customers in New England on a region-wide basis.  In that case, UI will seek to recover those costs from customers throughout the State of Connecticut.

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

United Capital Investments, Inc.

UCI holds an operating lease and has passive, minority equity positions in two investment funds.  UCI’s lease agreement conveys the right to a third party to a specific area located in New Haven, Connecticut.  UCI’s investment represents the net present value of future cash flows related to a portion of the area.  In 1999, UCI paid $1.5 million for the net future lease payments and is amortizing the amount over the life of the lease.  UCI’s investment in the lease at December 31, 2007 was $1.2 million.  During 2007, UCI received a distribution of $0.5 million from the Ironwood Mezzanine Fund.  During 2007, UCI recorded an impairment of $0.7 million related to its investment in Zero Stage VII to adjust the investment’s carrying amount to its fair value of $0.3 million.

Xcelecom, Inc.

With the substantial completion of the divestiture of Xcelecom, UIL Holdings is no longer subject to the same level of operating risk factors that affected the financial results of Xcelecom in prior reporting periods.  UIL Holdings’ exposure regarding Xcelecom is now related to (1) the collection of accounts receivable and promissory notes related to the sales of certain Xcelecom companies, and (2) its indemnification obligations to the buyers of the former Xcelecom companies.

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

LIQUIDITY AND CAPITAL RESOURCES

UIL Holdings generates its capital resources primarily through operations.  At December 31, 2007, UIL Holdings had $13.2 million of unrestricted cash and temporary cash investments.  This represents a decrease of $50.2 million from the corresponding balance at December 31, 2006.  The components of this decrease, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

(In Millions)

Continuing operations balance, December 31, 2006	$63.4

Net cash provided by operating activities	104.7

Net cash provided by (used in) investing activities:
Restricted cash (1)	0.1
Proceeds from sale of Steel Point	4.6
Proceeds from settlement of discontinued operations assets	10.3
Cash invested in plant - net of AFUDC debt	(248.2)
(233.2)

Net cash provided by (used in) financing activities:
Financing activities, excluding dividend payments	112.4
Dividend payments	(32.5)
79.9

Net change in cash	(48.6)

Balance, December 31, 2007	$14.8
Less cash and temporary cash investments of discontinued operations at end of period	1.6
Continuing operations balance, December 31, 2007	$13.2

(1) As of December 31, 2007, UIL Holdings had $0.2 million in restricted cash related to self-insurance at UI.

The unrestricted cash position of UIL Holdings decreased by $50.2 million from December 31, 2006 to December 31, 2007, as cash provided by operations and net proceeds from long-term and short-term borrowings was supplemented by existing cash on hand to cover a variety of investing and financing activities.  Cash used in investing activities during 2007 consisted primarily of capital expenditures of $248.2 million for distribution and transmission infrastructure.  Investing activities also included $10.3 million in proceeds due to the settlement agreement reached related to discontinued operations.  Cash provided by financing activities during 2007 included $175 million from long-term debt and $15 million from short-term debt, partially offset by a $74 million principal payment on UI’s long-term debt, the quarterly dividend payments on UIL Holdings’ common stock totaling $32.5 million and a $4.3 million principal payment on UIL Holdings’ long-term debt.

UIL Holdings also accesses capital through both long-term and short-term financing arrangements.  Total long-term debt outstanding as of December 31, 2007 was $583.6 million, as compared to $486.9 million at year-end 2006.  Moody’s Investors Service (Moody’s) Issuer Rating for UIL Holdings is Baa3 and UI’s Issuer Rating and senior unsecured debt rating is Baa2.  The outlook for the ratings of both UIL Holdings and UI is stable.  There have been no changes to the ratings of UIL Holdings or UI since September 2004.  UI and UIL Holdings have a short-term credit facility totaling $175 million, with $50 million of the limit available for UIL Holdings.  Any outstanding amounts borrowed by UIL Holdings also reduce the amount of credit available for UI.  The facility also permits the issuance of letters of credit up to $50 million.  As of December 31, 2007, UI had $15 million outstanding under the facility.  UI had a standby letter of credit outstanding in the amount of $3 million that expired on December 31, 2007 and was not renewed.  UIL Holdings had a standby letter of credit outstanding in the amount of $2.6 million that expires on January 31, 2009, but is automatically extended for one year from the expiration date (or any future expiration date), unless the issuer bank elects not to extend.

All capital requirements that exceed available cash will have to be provided by external financing.  Although there is no commitment to provide such financing from any source of funds, other than the short-term credit facility discussed above, future external financing needs are expected to be satisfied by the issuance of additional short-term and long-term debt.  In addition to debt financing, UIL Holdings could access the external equity markets to raise capital.  The continued availability of these methods of financing will be dependent on many factors, including conditions in the securities markets, economic conditions, and UIL Holdings’ future income and cash flow.  See Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” and Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (B), Capitalization and Note (D), Short-Term Credit Arrangements,” of this Form 10-K for a discussion of UIL Holdings’ financing arrangements.

Financial Covenants

UIL Holdings and its subsidiaries are required to comply with certain covenants in connection with their respective loan agreements.  The covenants are normal and customary in bank and loan agreements.  The covenants below describe only the financial covenants in the agreements.

UIL Holdings

Under the Note Purchase Agreement (NPA) in connection with the (1) 7.23% Senior Notes, Series A, due February 15, 2011, in the original principal amount of $30 million, and (2) 7.38% Senior Notes, Series B, due February 15, 2011, in the principal amount of $45 million, issued by UIL Holdings, UIL Holdings is required to (i) maintain a ratio of consolidated debt to consolidated capital of not greater than 65% (debt ratio); (ii) maintain a ratio of consolidated earnings available for interest charges to consolidated interest charges for any period of four consecutive fiscal quarters of at least 2.00 to 1.00 (interest coverage ratio); and (iii) maintain consolidated net worth of at least $345 million plus 25% of consolidated net income on a cumulative basis for each fiscal quarter for which consolidated net income is positive.  As of December 31, 2007, UIL Holdings’ debt ratio was 57%; its interest coverage ratio was 3.78 to 1.00; and it had consolidated net worth in excess of the requirement in the amount of $38 million.  The Note Purchase Agreement describes typical events of default, including the situation in which UIL Holdings, UI, or the direct parent of the non-utility subsidiaries defaults on indebtedness in the aggregate principal amount of at least $10 million due to (i) a default in payment or payments due on the indebtedness, or (ii) default in the performance of or compliance with any term or condition of the indebtedness, which could result in the requirement that such indebtedness be repaid, or (iii) the occurrence of any event or condition that could require the purchase or repayment of the indebtedness prior to maturity.

There are no repayment triggers based on changes in UIL Holdings’ Issuer Rating in connection with the agreement described above.

UI

Under the Note Purchase Agreement in connection with the (a) 4.89% Senior Notes, Series B, due December 12, 2009, in the principal amount of $51 million, and (b) Note Purchase Agreement in connection with the 3.95% Senior Notes, due December 9, 2008, in the principal amount of $100 million, UI is required to (i) maintain a ratio of consolidated debt to consolidated capital of not greater than 65% (debt ratio); and (ii) maintain a ratio of consolidated earnings available for interest charges to consolidated interest charges for any period of four consecutive fiscal quarters of at least 2.00 to 1.00 (interest coverage ratio).  Under the Note Purchase Agreement in connection with the (1) 6.06% Senior Notes, Series A, due September 5, 2017, in the principal amount of $40 million, (2) 6.06% Senior Notes, Series B, due December 6, 2017, in the principal amount of $30 million, (3) 6.26% Senior Notes, Series C, due September 5, 2022, in the principal amount of $44 million, (4) 6.26% Senior Notes, Series D, due December 6, 2022, in the principal amount of $33 million, (5) 6.51% Senior Notes, Series E, due September 5, 2037, in the principal amount of $16 million, and (6) 6.51% Senior Notes, Series F, due December 6, 2037, in the principal amount of $12 million, UI is required to maintain a ratio of consolidated debt to consolidated capital of not greater than 65% (debt ratio).  As of December 31, 2007, UI’s debt ratio was 56%; and its interest coverage ratio was 4.55 to 1.00.  The Note Purchase Agreement describes typical events of default, including the situation in which UI defaults on indebtedness in the aggregate principal amount of at least $10 million due to (i) a default in payment or payments due on the indebtedness, or (ii) default in the performance of or compliance with any term or condition of the indebtedness, which could result in the requirement that such indebtedness be repaid, or (iii) the occurrence of any event or condition that could require the purchase or repayment of the indebtedness prior to maturity.

There are no dividend restrictions or repayment triggers based on changes in UI’s Issuer Rating in connection with the above agreements.

UIL Holdings / UI

UIL Holdings and UI entered into a revolving credit agreement (the Credit Agreement) on December 22, 2006, with a group of banks that extends to December 22, 2011.  The borrowing limit under the Credit Agreement for UI is $175 million with $50 million of the limit available for UIL Holdings.  Under the Credit Agreement, UIL Holdings and UI are each required to maintain a ratio of consolidated debt to consolidated capital of not greater than 65% (debt ratio).  As of December 31, 2007, UIL Holdings’ debt ratio was 57% and UI’s debt ratio was 56%.

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

2008 Capital Resource Projections

For financial planning purposes, the amount of UIL Holdings’ quarterly per share cash dividend in 2008 is currently projected to be equal to the cash dividend of $0.432 per share paid in each quarter of 2007.  UIL Corporate (which refers to the holding company level of UIL Holdings) will continue to be dependent on dividends from its subsidiaries and from external borrowings to provide the cash in excess of the amount currently on hand that is necessary for debt service, to pay administrative costs, to meet other contractual obligations that cannot be met by the non-utility subsidiaries, and to pay common stock dividends to UIL Holdings’ shareholders.  As UIL Corporate’s sources of cash are limited to cash on hand, dividends from its subsidiaries and external capital raising activities, the ability to maintain future cash dividends at the level currently paid to shareholders will be dependent primarily upon sustained earnings from current operations of UI.

In order to achieve long-term growth in earnings, UI will need to increase its rate base through distribution and transmission reliability and capacity enhancement capital investments program to fulfill this growth requirement.  Without substantial additions to the rate base, UI’s earnings will gradually decline over time due to the amortization of the CTA rate base.  See the “Major Influences on Financial Condition” section of this Item 7 for more information.

UIL Holdings and its subsidiaries will continue their efforts to improve the earnings and cash flow position of UIL Holdings and to strengthen its financial position.

The following table represents UIL Holdings’ projected sources and uses of capital for 2008:

(In Millions)

Cash balance (unrestricted), December 31, 2007	$13.2

Cash to be provided by (used in) operating activities of continuing operations:
Utility	99.2
Non-Utility	(0.3)
Xcelecom Divestiture	5.0
Net cash projected to be provided by operating activities of continuing operations	103.9

Cash to be provided by (used in) investing activities of continuing operations:
Utility uses in investing activities	(196.5)

Cash to be provided by (used in) financing activities of continuing operations:
Payment of common stock dividend	(43.5)
Issuance of Utility long-term debt	150.0
Payment for long-term debt maturities	(104.3)
Other financing activities	2.5
Net cash projected to be provided by financing activities of continuing operations	4.7

Projected short-term borrowing (unrestricted), December 31, 2008	$(74.7)

Any additional cash requirements are expected to be funded by short-term debt.

UI

UI is expected to continue to generate strong cash flow from operating activities in 2008, currently projected to be in excess of $99 million.  UI is expected to provide dividends to UIL Holdings in 2008.  To maintain its capital structure at the allowed level of equity of 48%, the amount is currently projected to be $45 - $55 million.  Funds from operations, equity infusions from UIL Holdings and short-term and long-term borrowings will be used to finance $196.5 million of capital expenditures and cost of removal.

The following table summarizes UI's estimated capital expenditures for 2008 and excludes capital expenditures related to UI’s proposal to construct peaking generation, which is dependent on DPUC approval:

2008
(In Millions)
Projected UI Capital Expenditures

Distribution
Transformers & Meters	$14.5
Trumbull Substation	4.3
Other Substation Projects	13.3
New loads / Service	13.8
Project Bluestone	0.9
Poles	4.0
Splice Chambers	6.4
Sidewalk Vault Rebuilds	0.7
Business Additions	3.9
NESC Issues	0.8
Cable Additions	4.1
Water Heater Lease	1.3
Lighting	6.0
Other	18.9
Distribution Subtotal	92.9

Transmission
Middletown/Norwalk Transmission Project (1)	71.1
Trumbull Substation	3.4
Transmission - Other	7.3
Transmission Subtotal	81.8

Information Technology	8.2

Central Facility (2)	7.2

Vehicle Fleet	1.4

Other	1.4

Total Projected UI Capital Expenditures	$192.9

(1)
This amount represents UI’s current estimate based upon the current projected schedule of construction.  UI’s current total estimated cost for this project is approximately $265 million to $285 million (excluding allowance for funds used during construction), with the completion of the project anticipated to be in 2009. Funding for this project is expected to come from internally generated funds, equity infusions from UIL Holdings, and short-term and long-term borrowings.  Refer to the “Major Influences on Financial Condition – The United Illuminating Company – Operations – Capital Projects” section of this item for further details.

(2)	The Central Facility project is a plan to consolidate UI’s corporate and operational offices in one facility located in the central part of UI’s service territory.

Minority Interest Investments and UIL Corporate

UIL Corporate will be dependent upon dividends from UI and from external borrowings to provide the cash in excess of the amounts currently on hand necessary for debt service, to pay administrative costs, and to pay common stock dividends to UIL Holdings’ shareholders.

Contractual and Contingent Obligations

The following are contractual and contingent obligations of UIL Holdings and its subsidiaries as of December 31, 2007.

	(In Millions)
	2008	2009	2010	2011	2012	Thereafter	Total
Debt Maturities:
UIL Holdings	$4.3	$4.3	$4.3	$49.2	$-	$-	$62.1
UI	100.0	51.0	-	-	-	370.5	521.5
Total	$104.3	$55.3	$4.3	$49.2	$-	$370.5	$583.6

Contractual Obligations:
UIL Holdings
Interest on Long-Term Debt (1)	$4.3	$4.0	$3.7	$0.5	$-	$-	$12.5

UI
Lease Payments	15.2	13.2	13.2	13.3	7.6	15.2	$77.7
Interest on Long-Term Debt (1)	24.4	21.7	19.7	19.7	19.7	254.1	$359.3
Purchase Commitments (2)	42.7	-	-	-	-	-	$42.7

UCI
Ironwood	0.1	-	-	-	-	-	$0.1

Total	$86.7	$38.9	$36.6	$33.5	$27.3	$269.3	$492.3

	As of December 31, 2007
	(In Millions)
Guarantees:
UI - Hydro-Quebec (3)		$2.3
UCI - Hydro-Quebec (4)		$3.5

(1)
Amounts represent interest payments on long-term debt outstanding at December 31, 2007. Interest payments will change if additional long-term debt is issued, or if current long-term debt is refinanced at different rates, in the future.

(2)	Amounts represent contractual obligations for material and services on order but not yet delivered at December 31, 2007 and primarily relate to the Middletown to Norwalk transmission project.
(3)
UI furnished a guarantee for its participating share of the debt financing for one phase of the Hydro-Quebec transmission tie facility linking New England and Quebec, Canada. See Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (J), Commitments and Contingencies – Hydro-Quebec,”  of this Form 10-K for further information.

(4)
This amount represents UCI’s and UIL Holdings’ collective guarantee to Hydro-Quebec in support of Hydro-Quebec’s guarantees to third parties in connection with the construction of the Cross-Sound Cable project.  See Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (J), Commitments and Contingencies – Cross-Sound Cable Company, LLC,” of this Form 10-K for further information.

 -

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

Accounting for Pensions and Other Post-retirement Benefits

UIL Holdings accounts for its pension and post-retirement benefit plans in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits an amendment of FASB No. 87, 88, 106 and 132(R)” (SFAS No. 158). In applying these accounting practices, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets.  Delayed recognition of differences between actual results and those assumed allows for a smoother recognition of changes in benefit obligations and plan performance over the working lives of the employees who benefit under the plans.  The primary assumptions are as follows:

•	Discount rate – this rate is used to determine the current value of future benefits. This rate is adjusted based on movement of long-term interest rates.

•
Expected return on plan assets – the expected return is based upon a combination of historical performance and anticipated future returns for a portfolio reflecting the mix of equity, debt and other investments included in plan assets.

•	Average wage increase – projected annual pay increases, which are used to determine the wage base used to project employees’ pension benefits at retirement.

•	Health care cost trend rate – projections of expected increases in health care costs.

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

As of December 31, 2007, UIL Holdings changed its discount rate assumption that will be used to calculate the 2008 qualified pension expense from 5.75% to 6.35%, the non-qualified pension expense from 5.75% to 6.00%, and the other post-retirement benefit expense from 5.75% to 6.40%, to reflect the increase in interest rates for a portfolio of long-term fixed-income securities, which approximate the required payment of estimated liabilities for each plan.  UIL Holdings’ expected return on plan assets is 8.50% for 2008, based on projections of future expected performance developed in conjunction with UIL Holdings’ actuaries and investment advisors.

The assumptions listed above will be revised over time as economic and market conditions change.  Changes in those assumptions could have a material impact on qualified pension and post-retirement expenses.  For example, if there had been a 0.25% change in the discount rate, for the qualified pension plan and post-retirement benefits plan, the 2007 pension and postretirement expense would have increased or decreased inversely by $1.0million and $0.2 million, respectively.  If there had been a 1% change in the expected return on assets, the 2007 pension and post-retirement expense would have increased or decreased inversely by $3.1 million and $0.3million, respectively.  The impact of either of these assumption changes on the non-qualified pension plan would not be material.

The projected, long-term average wage increases are 4.4% in 2008.  The health care cost trend rate assumption for all retirees is set at 10.5% in 2008, with such rate decreasing by 0.5% per year to 5.0% in 2019.

UIL Holdings’ 2007 pension and post-retirement benefits expenses were $8.3 million and $4.7 million, respectively.

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

Unbilled Revenue

UI utilizes a customer accounting software package integrated with the network meter reading system to estimate unbilled revenue (installation method).  The installation method allows for the calculation of unbilled revenue on a customer-by-customer basis, utilizing actual daily meter readings at the end of each month to calculate consumption and pricing for each customer.  A significant portion of utility retail kilowatt-hour consumption is read through the network meter reading system.  For those customers still requiring manual meter readings, consumption is estimated based upon historical usage and actual pricing for each customer.

Consolidation of Variable Interest Entities

FASB Interpretation No. 46R (FIN 46R), “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin (ARB) 51, is effective for all variable interest entities, as defined by ARB 51.  The primary objectives of FIN 46R are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities or VIEs) and how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary).

Accounting for Contingencies

SFAS No. 5, “Accounting for Contingencies,” applies to an existing condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur.  In accordance with SFAS No. 5, UIL Holdings accrues estimated losses related to each contingency as to which a loss is probable and can be reasonably estimated and no liability is accrued for any contingency as to which a loss is not probable or cannot be reasonably estimated.  With respect to amounts accrued for contingencies related to UI, if it is probable that such estimated costs would be recovered through the ratemaking process, recognition of such costs is deferred in accordance with the provisions of SFAS No. 71 (see “Accounting for Regulated Public Entities – SFAS No. 71” of this item).  Refer to Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (J), Commitments and Contingencies” of this Form 10-K for a detailed discussion of UIL Holdings’ current known material contingencies.

OFF-BALANCE SHEET ARRANGEMENTS

UIL Holdings and its subsidiaries occasionally enter into guarantee contracts in the ordinary course of business.  At the time a guarantee is provided, an analysis is performed to assess the expected financial impact, if any, based on the likelihood of certain events occurring that would require UIL Holdings to perform under such guarantee.  Subsequent analysis is performed on a periodic basis to assess the impact of any changes in events or circumstances.  If such an analysis results in an amount that is inconsequential, no liability is recorded on the balance sheet related to the guarantee.  As of December 31, 2007, UIL Holdings had certain guarantee contracts outstanding for which no liability has been recorded in the Consolidated Financial Statements.  Refer to Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (J), Commitments and Contingencies,” of this Form 10-K for further discussion of such guarantees.

NEW ACCOUNTING STANDARDS

UIL Holdings reviews new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have.  As of the filing of this Annual Report on Form 10-K, there were no new accounting standards issued that were projected to have a material impact on UIL Holdings’ consolidated financial position, results of operations or liquidity.  Refer to Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (A), Statement of Accounting Policies – New Accounting Standards,” for further discussion regarding new accounting standards.

RESULTS OF OPERATIONS

Use of Non-GAAP Measures

Within the “Results of Operations” section of this Form 10-K, tabular presentations showing a comparison of UIL Holdings’ net income and earnings per share (EPS) for 2007 and 2006, as well as 2006 and 2005, are provided.  UIL Holdings believes this information is useful in understanding the fluctuations in earnings per share between the current and prior year periods.  The amounts presented show the earnings per share from continuing operations for each of UIL Holdings’ lines of business, calculated by dividing the income from continuing operations of each line of business by the average number of shares of UIL Holdings’ common stock outstanding for the periods presented.  The earnings per share tables presented in “The United Illuminating Company Results of Operations” and “Non-Utility Businesses Results of Operations” for all periods presented are calculated on the same basis and reconcile to the amounts presented in the table under the heading “UIL Holdings Corporation Results of Operations.”  The total earnings per share from continuing operations and discontinued operations in the table presented under the heading “UIL Holdings Corporation Results of Operations” are presented on a GAAP basis.

In discussing the results of operations, UIL Holdings also believes that a breakdown, presented on a per share basis, of how particular significant items contributed to the change in income from continuing operations by line of business (Item Variance EPS Presentation) is useful in understanding the overall change in the consolidated results of operations for UIL Holdings from one reporting period to another.  UIL Holdings presents such per share amounts by taking the dollar amount of the applicable change for the revenue or expense item, booked in accordance with GAAP, and applying UIL Holdings’ combined effective statutory federal and state tax rate to obtain the after-tax impact of the item (see Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (E), Income Taxes” of this Form 10-K for details of UIL Holdings’ combined effective statutory tax rate).  The after-tax amount is then divided by the average number of shares of UIL Holdings’ common stock outstanding for the period presented.  Any amounts provided as Item Variance EPS Presentation are provided for informational purposes only and are not intended to be used to calculate “Pro-forma” amounts.

-

2007 vs. 2006

UIL Holdings Corporation Results of Operations:  2007 vs. 2006

UIL Holdings’ earnings from continuing operations were $46.7 million, or $1.87 per share, for 2007, a decrease of $12 million, or $0.54 per share, compared to 2006.  The decrease in earnings was primarily due (1) to the absence in 2007 of the gain on sale of Cross-Sound Cable of $10.6 million, or $0.43 per share and (2) non-recurring earnings recorded in 2006 of $6.5 million, or $0.27 per share, due to reversal of accumulated deferred investment tax credits and excess deferred federal income taxes resulting from a final decision from the DPUC in regards to the Private Letter Ruling (PLR) issued by the Internal Revenue Service (IRS), partially offset by growth in the transmission business resulting from the level of construction work in progress on the Middletown/Norwalk transmission project.  Loss from discontinued operations was $2.0 million, or $0.08 per share, for 2007, an improvement of $121.9 million, or $4.99 per share, compared to 2006.  Total earnings, including discontinued operations, were $44.7 million, or $1.79 per share, for 2007, an increase of $109.9 million, or $4.45 per share, compared to 2006.

The table below represents a comparison of UIL Holdings’ net income (loss) and earnings per share (EPS) for 2007 and 2006.

	Year Ended December 31,		2007 More (Less) than 2006
	2007	2006	Amount	Percent

Net Income (Loss) (In Millions except percent and Per Share Amounts)

UI	$47.9	$45.2	$2.7	6%
Non-recurring earnings from Private Letter Ruling	-	6.5	(6.5)	(100	) %
Total UI	47.9	51.7	(3.8)	(7	) %
Non-Utility	(1.2)	7.0	(8.2)	N/A
Total Income from Continuing Operations	$46.7	$58.7	$(12.0)	(20	) %

Discontinued Operations	(2.0)	(123.9)	121.9	98%
Total Net Income (Loss)	$44.7	$(65.2)	$109.9	N/A

EPS
UI	$1.92	$1.85	$0.07	4%
Non-recurring earnings from Private Letter Ruling	-	0.27	(0.27)	(100	) %
Total UI	$1.92	$2.12	$(0.20)	(9	) %
Non-Utility	(0.05)	0.29	(0.34)	N/A
Total EPS from Continuing Operations - Basic	1.87	2.41	(0.54)	(22	) %
Discontinued Operations	(0.08)	(5.07)	4.99	98%
Total EPS - Basic	$1.79	$(2.66)	$4.45	N/A

Total EPS - Diluted (Note A)	$1.77	$(2.63)	$4.40	N/A

Note A:  Reflecting the effect of dilutive stock options, performance shares and restricted stock. Dilutive securities diluted the 2007 earnings from continuing operations by $0.02 per share, but did not dilute the 2007 loss from discontinued operations.

The following table presents a line-by-line breakdown of revenue and expenses from UIL Holdings’ Consolidated Statement of Income by subsidiary, including comparisons between 2007 and 2006.  Significant variances are explained in the discussion and analysis of individual subsidiary results that follow.

	Year Ended December 31,		2007 more (less)
(In Millions)	2007	2006	than 2006
Operating Revenue
UI	$981.0	$845.9	$135.1
Minority Interest Investment and Other (1)	1.0	0.8	0.2
Total	$982.0	$846.7	$135.3

Fuel and energy expense - UI	$516.5	$413.9	$102.6

Operation and maintenance expense
UI	$238.8	$233.6	$5.2
Minority Interest Investment and Other (1)	1.6	6.4	(4.8)
Total	$240.4	$240.0	$0.4

Depreciation and amortization
UI	$35.8	$30.8	$5.0
Amortization of regulatory assets (UI)	54.4	39.2	15.2
Minority Interest Investment and Other (1)	0.2	0.2	-
Total depreciation and amortization	$90.4	$70.2	$20.2

Taxes - other than income taxes
UI - State gross earnings tax	$29.3	$28.6	$0.7
UI - other	15.3	14.8	0.5
Total	$44.6	$43.4	$1.2

Other Income (Deductions)
UI - other	$9.4	$7.7	$1.7
Minority Interest Investment and Other (1)	3.5	3.4	0.1
Total	$12.9	$11.1	$1.8

Interest Charges
UI - Interest Expense	$20.7	$17.8	$2.9
UI - Amortization: debt expense, redemption premiums	1.5	1.5	-
Minority Interest Investment and Other (1)	4.3	5.2	(0.9)
Total	$26.5	$24.5	$2.0

Gain on Sale of Equity Investments - UIL & Other	$-	$18.9	$(18.9)

Income Taxes
UI	$30.9	$21.4	$9.5
Minority Interest Investment and Other (1)	(0.4)	4.8	(5.2)
Total	$30.5	$26.2	$4.3

Income (Losses) from Equity Investments
UI	$0.7	$(0.3)	$1.0
Minority Interest Investment and Other (1) (2)	-	0.5	(0.5)
Total	$0.7	$0.2	$0.5

Net Income
UI	$47.9	$51.7	$(3.8)
Minority Interest Investment and Other (1)	(1.2)	7.0	(8.2)
Subtotal Net Income from Continuing Operations	$46.7	$58.7	$(12.0)
Discontinued Operations	(2.0)	(123.9)	121.9
Total Net Income (Loss)	$44.7	$(65.2)	$109.9

(1)	The category “Minority Interest Investment & Other” includes amounts recognized at the non-utility businesses and unallocated holding company costs.
(2)	Includes income (losses) recognized at the non-utility businesses in relation to their minority interest investments.

The United Illuminating Company Results of Operations:  2007 vs. 2006

	Year Ended December 31,		2007 More (Less) than 2006
	2007	2006	Amount	Percent
EPS
UI	$1.92	$1.85	$0.07	4%
Non-recurring earnings from Private Letter Ruling	-	0.27	(0.27)	(100	) %
Total UI - basic	$1.92	$2.12	$(0.20)	(9	) %

Total UI - diluted (Note A)	$1.90	$2.08	$(0.18)	(9	) %

Retail Sales*	5,917	5,919	(2)	(0	) %
Weather Impact* (Note B)	12	60	(48)	(1	) %
Retail Sales – Normalized*	5,929	5,979	(50)	(1	) %

* Millions of kilowatt-hours
Note A:     Reflecting the effect of dilutive stock options, performance shares and restricted stock.
Note B:     Percentage change reflects impact to total retail sales.

UI’s net income was $47.9 million, or $1.92 per share, in 2007, compared to $51.7 million, or $2.12 per share, in 2006.  The decrease in earnings was primarily due to the absence in 2007 of non-recurring earnings recorded in 2006 of $6.5 million, or $0.27 per share, associated with the IRS PLR, partially offset by growth in the transmission business resulting from the level of construction work in progress on the Middletown/Norwalk transmission project.

Overall, UI’s operating revenue increased by $135.1 million, from $845.9 million in 2006 to $981 million in 2007.  Retail revenue increased $130.1 million due mainly to increases in customer rates to recover higher energy costs (see fuel and energy expense discussion below).  Wholesale revenue increased by $7.3 million, primarily due to higher wholesale market prices and increased volume.  Other revenues decreased $2.3 million, largely due to (1) the net activity of the GSC “working capital allowance” which decreased “other” revenues by $4.4 million for 2007, as compared to an increase in “other” revenues of $6.6 million for 2006, (2) $5.4 million increase in transmission “other revenues,” primarily due to 2006 reflecting a $3.7 million customer refund resulting from the FERC ROE Order and (3) the third quarter of 2006 includes $4.8 million of “other” revenues resulting from the DPUC approval of UI’s request to recover amounts related to gross earnings tax; these were partially offset by $7.3 million of SBC “other” revenues to recover costs associated with the 2007 Summer Savers Program.

Fuel and energy expense increased by $102.6 million, from $413.9 million in 2006 to $516.5 million in 2007.  Retail fuel expense increased by $102.5 million in 2007, largely due to higher energy costs.  UI receives electricity to satisfy its standard service and supplier of last resort requirements through DPUC-approved purchased power agreements.  These costs are recovered through the GSC and Bypassable Federally Mandated Congestion Charges (BFMCC) portion of UI’s unbundled retail customer rates.  UI’s wholesale energy expense in 2007 increased by $0.1 million, primarily due to higher pricing for generation and increased volume at the Bridgeport RESCO generating plant.

UI’s operation and maintenance (O&M) expenses increased by $5.2 million, from $233.6 million in 2006 to $238.8 million in 2007.  The increase was primarily attributable to (1) higher uncollectible accounts of $2.8 million, mainly due to increases in customer rates, (2) increases in transmission expenses due to higher transmission loads and a one-time accrual for potential environmental remediation incurred during construction of the Middletown/Norwalk transmission project, which are expected to be fully recovered in transmission revenue and (3) increased general liability claims, partially offset by (a) a reduction in decommissioning expense relating to Connecticut Yankee and (b) reductions in payroll and other employee benefits related to the retirement of UIL Holdings’ former Chief Executive Officer in 2006.

UI’s depreciation and amortization increased by $20.2 million, from $70 million in 2006 to $90.2 million in 2007.  The increase was largely attributable to higher CTA amortization.  UI accrues or defers additional amortization to achieve the authorized return on equity of 9.75% on unamortized CTA rate base.

UI’s interest expense increased by $2.9 million, from $17.8 million in 2006 to $20.7 million in 2007.  The increase was mainly attributable to interest charges associated with increased long-term and short-term borrowings.

UI’s income taxes increased by $9.5 million, from $21.4 million in 2006 to $30.9 million in 2007.  The increase was primarily due to the absence in 2007 of non-recurring earnings recorded in 2006 of $6.5 million associated with the IRS PLR.

Based on the variances described above, for the year ended December 31, 2007, UI distribution earned an actual rate of return of 8.93%, compared to an allowed rate of return of 9.75%.  UI transmission earned an overall allowed weighted-average return on equity of 11.97%.

Non-Utility Businesses Results of Operations:  2007 vs. 2006

	Year Ended December 31,		2007 More (Less) than 2006
	2007	2006	Amount	Percent
EPS
Minority Interest Investments
UBE	$-	$(0.01)	$0.01	100%
UCI	-	0.42	(0.42)	(100	) %
Subtotal Minority Interest Investments	-	0.41	(0.41)	(100	) %

UIL Corporate (Note A)	(0.05)	(0.12)	0.07	58%

Total Non-Utility EPS from Continuing Operations	(0.05)	0.29	(0.34)	N/A	%
Discontinued Operations	(0.08)	(5.07)	4.99	98%
Total Non-Utility EPS – Basic	$(0.13)	$(4.78)	$4.65	97%

Total Non-Utility EPS – Diluted (Note B)	$(0.13)	$(4.71)	$4.58	97%

Note A:	Includes interest charges and strategic and administrative costs of the non-utility holding company.
Note B:
Reflecting the effect of dilutive stock options, performance shares and restricted stock. Dilutive securities do not dilute the 2007 non-utility earnings from continuing operations or discontinued operations.

The consolidated non-utility businesses reported a loss from continuing operations, including unallocated holding company costs, of $1.2 million, or $0.05 per share, in 2007, compared to income of $7 million, or $0.29 per share, in 2006.  The decrease in earnings was mainly due to the absence of the gain on sale of Cross-Sound Cable recorded in 2006.

Minority Interest Investments

United Bridgeport Energy, Inc.

With the completion of the sale of UBE’s 33 1/3% interest in Bridgeport Energy, LLC in March 2006, no results were reported in 2007.  UBE lost $0.2 million, or $0.01 per share, in 2006.

United Capital Investments, Inc. (UCI)

UCI lost $0.1 million in 2007 compared to income of $10.3 million, or $0.42 per share, in 2006.  The decrease in earnings was mainly due to the absence of the gain on sale of Cross-Sound Cable recorded in 2006.

UIL Corporate

UIL Holdings retains certain costs at the holding company, or “corporate” level which are not allocated to the various non-utility subsidiaries.  UIL Corporate incurred net after-tax costs of $1.1 million, or $0.05 per share, in 2007, compared to net after-tax costs of $3.2 million, or $0.12 per share, in 2006.  The improvement was largely due to lower interest charges associated with decreased long-term and short-term borrowings and lower general and administrative expenses.

Discontinued Operations

Xcelecom, Inc.

Xcelecom lost $2 million, or $0.08 per share, in 2007, primarily due to a loss of $1.6 million incurred from a settlement agreement reached with the buyer of former Xcelecom subsidiaries, compared to a loss of $123.9 million, or $5.07 per share, in 2006.  The smaller loss was largely due to the absence of (1) net after-tax losses of $49.1 million on the sale of Xcelecom subsidiaries, (2) an after-tax goodwill impairment charge of $50.5 million, (3) project losses, and (4) severance and other divestiture-related costs incurred due to the divestiture announcement, all recorded in 2006.

2006 vs. 2005

UIL Holdings Corporation Results of Operations:  2006 vs. 2005

UIL Holdings’ earnings from continuing operations for 2006 increased by $25.2 million, or $1.03 per share, compared to 2005.  Net loss from discontinued operations increased by $121.7 million, or $4.98 per share, compared to 2005.  Total earnings in 2006, including discontinued operations, decreased by $96.5 million, or $3.95 per share, as compared to 2005.

The table below represents a comparison of UIL Holdings’ net income and earnings per share (EPS) for 2006 and 2005.

	Year Ended December 31,		2006 More (Less) than 2005
	2006	2005	Amount	Percent

Net Income (Loss) (In Millions except percent and Per Share Amounts)

UI	$45.2	$44.8	$0.4	1%
Non-recurring earnings from Private Letter Ruling	6.5	-	6.5	100%
UI	$51.7	$44.8	$6.9	15%
Non-Utility	7.0	(11.3)	18.3	N/A
Total Income from Continuing Operations	$58.7	$33.5	$25.2	75%

Discontinued Operations	(123.9)	(2.2)	(121.7)	(5,532	) %
Total Net Income (Loss)	$(65.2)	$31.3	$(96.5)	N/A

EPS
UI	$2.12	$1.85	$0.27	15%
Non-Utility	0.29	(0.47)	0.76	N/A
Total EPS from Continuing Operations - Basic	2.41	1.38	1.03	75%
Discontinued Operations	(5.07)	(0.09)	(4.98)	(5,533	) %
Total EPS - Basic	$(2.66)	$1.29	$(3.95)	N/A

Total EPS - Diluted (Note A)	$(2.63)	$1.28	$(3.91)	N/A

Note A:    Reflecting the effect of dilutive stock options, performance shares and restricted stock. Dilutive securities diluted the 2006 earnings from continuing operations by $0.04 per share and the 2006 loss from discontinued operations by $0.07 per share.

The following table presents a line-by-line breakdown of revenue and expenses from UIL Holdings’ Consolidated Statement of Income by subsidiary, including comparisons between 2006 and 2005.  Significant variances are explained in the discussion and analysis of individual subsidiary results that follow.

	Year Ended December 31,		2006 more (less)
(In Millions)	2006	2005	than 2005
Operating Revenue
UI	$845.9	$812.4	$33.5
Minority Interest Investment and Other (1)	0.8	0.8	-
Total	$846.7	$813.2	$33.5

Fuel and energy expense - UI	$413.9	$413.9	$-

Operation and maintenance expense
UI	$233.6	$206.4	$27.2
Minority Interest Investment and Other (1)	6.4	6.9	(0.5)
Total	$240.0	$213.3	$26.7

Depreciation and amortization
UI	$30.8	$29.5	$1.3
Amortization of regulatory assets (UI)	39.2	34.9	4.3
Minority Interest Investment and Other (1)	0.2	0.1	0.1
Total depreciation and amortization	$70.2	$64.5	$5.7

Taxes - other than income taxes
UI - State gross earnings tax	$28.6	$26.8	$1.8
UI - other	14.8	14.5	0.3
Total	$43.4	$41.3	$2.1

Other Income (Deductions)
UI - other	$7.7	$9.3	$(1.6)
Minority Interest Investment and Other (1)	3.4	1.2	2.2
Total	$11.1	$10.5	$0.6

Interest Charges
UI - Interest Expense	$17.8	$16.7	$1.1
UI - Amortization: debt expense, redemption premiums	1.5	1.5	-
Minority Interest Investment and Other (1)	5.2	6.3	(1.1)
Total	$24.5	$24.5	$0.0

Gain on Sale of Equity Investments - UIL & Other	$18.9	$-	$18.9

Income Taxes
UI	$21.4	$33.0	$(11.6)
Minority Interest Investment and Other (1)	4.8	(7.4)	12.2
Total	$26.2	$25.6	$0.6

Income (Losses) from Equity Investments
UI	$(0.3)	$0.3	$(0.6)
Minority Interest Investment and Other (1) (2)	0.5	(7.4)	7.9
Total	$0.2	$(7.1)	$7.3

Net Income
UI	$51.7	$44.8	$6.9
Minority Interest Investment and Other (1)	7.0	(11.3)	18.3
Subtotal Net Income from Continuing Operations	$58.7	$33.5	$25.2
Discontinued Operations	(123.9)	(2.2)	(121.7)
Total Net Income (Loss)	$(65.2)	$31.3	$(96.5)

(1)	The category “Minority Interest Investment & Other” includes amounts recognized at the non-utility businesses and unallocated holding company costs.
(2)	Includes income (losses) recognized at the non-utility businesses in relation to their minority interest investments.

The United Illuminating Company Results of Operations:  2006 vs. 2005

	Year Ended December 31,		2006 More (Less) than 2005
	2006	2005	Amount	Percent
EPS
UI	$1.85	$1.85	$-	-%
Non-recurring earnings from Private Letter Ruling	0.27	-	0.27	100%
Total UI - basic	$2.12	$1.85	$0.27	15%

Total UI - diluted (Note A)	$2.08	$1.83	$0.25	14%

Retail Sales*	5,919	6,106	(187)	(3	) %
Weather Impact* (Note B)	60	(111)	171	3%
Retail Sales – Normalized*	5,979	5,995	(16)	(0	) %

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

Overall, UI’s revenue increased by $33.5 million, from $812.4 million in 2005 to $845.9 million in 2006.  Retail revenue increased $2.8 million as compared to 2005, due mainly to increases in customer prices, partially offset by lower customer volume resulting from mild weather.  The price increase allowed UI to collect certain FMCC charges from customers to offset higher costs of procuring energy (see fuel and energy expense discussion below).  Wholesale revenue decreased by $6.4 million as compared to 2005, primarily due to a lower wholesale energy market price.  “Other” revenues increased $37.1 million as compared to 2005, largely due to (1) the net activity of the GSC “working capital allowance,” which increased 2006 “other” revenues by $6.6 million, as compared to a decrease in “other” revenues of $22.8 million in 2005, (2) $4.8 million from the recovery of amounts related to the gross earnings tax in the 2005 SBC/CTA reconciliation filing, and (3) increased transmission revenue of $3.0 million mainly due to higher billings.

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

UI’s operation and maintenance expenses increased by $27.2 million, from $206.4 million in 2005 to $233.6 million in 2006.  The increase was primarily attributable to (1) increases in outside services of $4.1 million, mainly due to higher consulting fees, largely associated with the customer billing system, (2) increases in payroll and stock-based incentive compensation of $4.4 million, largely due to expenses related to retirement and retirement eligible employees, (3) increases in pension expense of $2.2 million, primarily due to revised actuarial data, and (4) higher transmission expense of $6.6 million, mainly due to increased tariff costs.

UI’s income taxes decreased by $11.6 million, from $33.0 million in 2005 to $21.4 million in 2006.  The decrease was primarily due to non-recurring earnings of $6.5 million resulting from a final decision from the DPUC regarding a private letter ruling issued by the IRS associated with ADITC and EDFIT related to generation assets formerly owned by UI.

Non-Utility Businesses Results of Operations:  2006 vs. 2005

	Year Ended December 31,		2006 More (Less) than 2005
	2006	2005	Amount	Percent
EPS
Minority Interest Investments
UBE	$(0.01)	$(0.26)	$0.25	96%
UCI	0.42	(0.02)	0.44	N/A
Subtotal Minority Interest Investments	0.41	(0.28)	0.69	N/A

UIL Corporate (Note A)	(0.12)	(0.19)	0.07	37%

Total Non-Utility EPS from Continuing Operations	0.29	(0.47)	0.76	N/A
Discontinued Operations	(5.07)	(0.09)	(4.98)	(5,533	) %
Total Non-Utility EPS – Basic	$(4.78)	$(0.56)	$(4.22)	(754	) %

Total Non-Utility EPS – Diluted (Note B)	$(4.71)	$(0.55)	$(4.16)	(756	) %

Note A:	Includes interest charges and strategic and administrative costs of the non-utility holding company.
Note B:
Reflecting the effect of dilutive stock options, performance shares and restricted stock. Dilutive securities do not dilute the 2006 non-utility earnings from continuing operations, but diluted the 2006 non-utility loss from discontinued operations by $0.07 per share.

The consolidated non-utility businesses reported income from continuing operations, including unallocated holding company costs, of $7 million, or $0.29 per share, in 2006, compared to a loss of $11.3 million, or $0.47 per share, in 2005.  The increase in earnings was mainly due to the sale of UIL Holdings’ ownership interests in Cross-Sound and Bridgeport Energy in the first quarter of 2006.

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

UIL Corporate

UIL Holdings retains certain costs at the holding company or “corporate” level which are not allocated to the various non-utility subsidiaries.  UIL Corporate incurred unallocated after-tax costs of $3.2 million, or $0.12 per share, in 2006, compared to unallocated after-tax costs of $4.7 million, or $0.19 per share, in 2005.  The improvement was largely due to increased interest income on short-term investments.

Discontinued Operations

Xcelecom, Inc.

Xcelecom lost $123.9 million, or $5.07 per share, in 2006, compared to a loss of $2.2 million, or $0.09 per share, in 2005.  The larger loss was primarily due to (1) net after-tax losses of $49.1 million on the sale of Xcelecom subsidiaries; refer to Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial

Statements – Note (N) – Discontinued Operations,” of this Form 10-K for further information, (2) an after-tax goodwill impairment charge of $50.5 million, (3) increases in project losses incurred in 2006, and (4) severance and other divestiture-related costs incurred due to the divestiture announcement.

In accordance with SFAS No. 144, depreciation of assets classified as “held for sale” was ceased in April 2006.  As such, 2006 depreciation and amortization expense was $1.4 million, after-tax, lower than it would have been if the assets of Xcelecom had been depreciated through December 31, 2006.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

UIL Holdings and UI have market risk associated with (1) the refinancing of fixed rate debt at maturity, (2) the remarketing of multi-annual tax-exempt bonds, (3) the periodic reset by auction (every 35 days) of the interest rate on $64.5 million principal amount of tax exempt bonds (Auction Rate Bonds); and (4) the issuance of new debt to refinance existing debt or finance capital expenditures (the Financings).  The tax exempt bonds are also referred to as pollution control revenue refunding bonds.

The weighted average remaining fixed rate period of outstanding long-term debt obligations of UIL Holdings and UI as of December 31, 2007 is 6.14 years, at an average interest rate of 5.12%.

As described in the table below, in 2008, UI expects to refinance $100 million of maturing debt and remarket $25 million of tax-exempt bonds.  UI also expects to issue $50 million of new debt in connection with its capital expenditure plan.  The interest rate risk of these Financings, including the reset at auction of the interest rate on $64.5 million principal amount of Auction Rate Bonds, is $0.6 million of increased interest expense for every 0.25% increase in interest rates.

On February 1, 2008, UI and NRG filed with the DPUC a qualification package with respect to the DPUC process to consider plans to build new Connecticut peaking generation capacity, as required under Section 50 of Public Act 07-242, An Act Concerning Electricity and Energy Efficiency.  To the extent the UI and NRG proposal is selected by the DPUC, UIL Holdings will provide information regarding the financing plan.

The table below provides information about long-tem debt of UIL Holdings and UI that exposes UIL Holdings to interest rate risk.  The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Expected Maturity Date
(In Thousands)
UIL Holdings
Long-Term Debt (1)	$4,286	$4,286	$4,286	$49,285	$-	$-	$62,143	$66,094
Average interest rate	7.23%	7.23%	7.23%	7.37%	0.00%	0.00%	7.34%

(1)
Includes annual principal payments of $4.3 million related to the 7.23% Senior Notes and a $45.0 million principal payment due in 2011 related to the 7.38% Senior Notes, both of which are not subject to market rate risk, as UIL Holdings currently has no plan to refinance either debt.

	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Expected Maturity Date
(In Thousands)
UI	(1)	(2)	(3)			(4)
Long-Term Debt	$125,000	$129,500	$27,500	$-	$-	$239,460	$521,460	$521,181
Average interest rate	3.94%	4.02%	3.65%	0.00%	0.00%	5.53%	4.67%

(1)
Includes a $100 million principal payment due December 2008 related to the 3.95% Senior Notes and $25 million of pollution control revenue refunding bonds with a fixed interest rate of 3.90% ending on December 1, 2008.

(2)
Includes pollution control revenue refunding bonds of $71 million and $7.5 million with fixed interest rates of 3.50% and 3.00%, respectively, ending on February 1, 2009 and a $51 million principal payment due December 2009 related to the 4.89% Senior Notes.

(3)	Includes pollution control revenue refunding bonds of $27.5 million with a fixed interest rate of 3.65% ending on February 1, 2010.
(4)	Includes $70 million of 6.06% Senior Notes due 2017, $77 million of 6.26% Senior Notes due 2022 and $28 million of 6.51% Senior Notes due 2037 and $64.5 million Auction Rate Bonds.

The principal and interest payments on certain of UI’s tax exempt bonds are insured by Ambac Assurance Corporation (Ambac).  The insured bonds are as follows: (1) $25 million principal amount of bonds remarketed December 3, 2007 for a  rate period of one-year to December 1, 2008; (2) $27.5 million principal amount of multi-annual tax exempt bonds to be remarketed in February 2010; and (3) $64.5 million principal amount of Auction Rate Bonds.  These insured bonds have been rated by either Moody’s Investors Service (Moody’s) and Fitch or Moody’s, Fitch and Standard & Poor’s (S&P), based on the credit rating of Ambac.  As of January 28, 2008, the insured bonds were rated Aaa or Aaa and AAA by Moody’s or Moody’s and S&P, respectively, with an underlying rating from Moody’s of Baa2, based on UI’s credit rating.  Recently, published reports indicate that Ambac has been subject to review and downgrade by the credit rating agencies, due to its exposure to sub-prime mortgages.  On January 18, 2008, Fitch downgraded Ambac and such bonds from AAA to AA, and Fitch, S&P and Moody’s have placed Ambac on negative credit watch.  The credit pressure on Ambac has increased the remarketing risk of the insured bonds, increased the potential for a failure to achieve sufficient clearing bids at future auctions of the Auction Rate Bonds, and increased the current interest rate as a result of the most recent auction.  Recently, there has been considerable dislocation in the auction rate bond market, and there have been failed auctions, resulting from insufficient clearing bids.  The next auction for the Auction Rate Bonds is to occur on March 3, 2008.  If there are insufficient clearing bids as a result of this auction, the interest rate will be set at a maximum rate equal to the product of a multiple of 125% to 225%, based on the credit rating on the Auction Rate Bonds, and one-month London Interbank Offering Rate (LIBOR), and the bondholders will continue to hold the bonds.  In the event of subsequent failed auctions of the Auction Rate Bonds, the interest rate on the bonds will continue to be reset at the maximum rate every 35 days.  The interest rate on these bonds at January 28, 2008 was 4.10%, and the maximum rate was 4.102%.  UI is evaluating its options with respect to outstanding tax exempt bonds that are insured by Ambac.

On March 9, 2006, UI entered into an interest rate cap (rate cap) transaction to mitigate interest rate risk with respect to the Auction Rate Bonds.  The rate cap was set at 3.68% and became effective March 30, 2006.  The rate cap will terminate on August 5, 2009.  The rate cap is tied to the Securities Industry and Financial Markets Association Municipal Swap Index (SIFMA), formerly the U.S. Dollar – Bond Market Association Municipal Swap Index.  If the average of the index for the calculation period exceeds the rate cap, UI will be paid an amount based on such difference.  In the past, the interest rate on the Auction Rate Bonds would have been priced based on the SIFMA index.  However, with the conditions in the auction rate bond market described above, there is no longer a correlation between the SIFMA index and the interest rate on the Auction Rate Bonds.  The SIFMA index has declined, and the interest rate on the Auction Rate Bonds has increased, resulting in the interest rate cap becoming inefficient.  Market risk also represents the risks of changes in the value of a financial instrument, derivative or non-derivative, caused by fluctuation in interest rates, and equity prices.  At the end of each quarter, changes in the market value of the rate cap are marked-to-market, which resulted in $0.3 million charged to expense for the period ended December 31, 2007.  UI paid $0.6 million to enter into the rate cap transaction, which is being amortized over the life of the rate cap based upon quarterly fair market value analysis.

UIL Holdings and UI entered into a revolving credit agreement on December 22, 2006 with a group of banks that extends to December 22, 2011.  The borrowing limit under the facility for UI is $175 million, with $50 million of the limit available for UIL Holdings.  The facility permits borrowings at fluctuating interest rates determined by reference to Citibank’s New York base rate or the Federal Funds Rate (as defined in the agreement), plus a spread, and also permits borrowings for fixed periods of time specified by UI and UIL Holdings at fixed interest rates determined by reference to the LIBOR plus a spread based on the credit rating of each of UIL Holdings and UI.  Changes in LIBOR or the prime or Federal Funds lending markets will have an impact on interest expense.

Item 8. Financial Statements and Supplementary Data.

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF INCOME (LOSS)
For the Years Ended December 31, 2007, 2006 and 2005
(In Thousands except per share amounts)

	2007	2006	2005

Operating Revenues (Note F)
Utility	$981,004	$845,932	$812,395
Non-utility businesses	995	789	828
Total Operating Revenues	981,999	846,721	813,223
Operating Expenses
Operation
Fuel and energy (Note F)	516,487	413,851	413,930
Operation and maintenance	207,585	208,435	188,341
Transmission wholesale	32,763	31,632	25,017
Depreciation and amortization (Note F)	90,370	70,253	64,549
Taxes - other than income taxes (Note F)	44,629	43,394	41,254
Total Operating Expenses	891,834	767,565	733,091
Operating Income	90,165	79,156	80,132

Other Income and (Deductions), net (Note F)	12,896	11,133	10,549

Interest Charges, net
Interest on long-term debt	23,382	21,522	20,932
Other interest, net (Note F)	1,502	1,352	2,007
	24,884	22,874	22,939
Amortization of debt expense and redemption premiums	1,662	1,548	1,543
Total Interest Charges, net	26,546	24,422	24,482

Income Before Gain on Sale of Equity Investments, Income
Taxes, Equity Earnings and Discontinued Operations	76,515	65,867	66,199

Gain on Sale of Equity Investments (Note A)	-	18,908	-

Income Before Income Taxes, Equity Earnings and
Discontinued Operations	76,515	84,775	66,199

Income Taxes (Note E)	30,512	26,255	25,597

Income Before Equity Earnings and Discontinued Operations	46,003	58,520	40,602
Income (Loss) from Equity Investments	690	196	(7,126)
Income from Continuing Operations	46,693	58,716	33,476
Discontinued Operations, Net of Tax (Note N)	(1,996)	(123,880)	(2,222)

Net Income (Loss)	$44,697	$(65,164)	$31,254

Average Number of Common Shares Outstanding - Basic	24,986	24,441	24,245
Average Number of Common Shares Outstanding - Diluted	25,299	24,812	24,492

Earnings Per Share of Common Stock - Basic:
Continuing Operations	$1.87	$2.41	$1.38
Discontinued Operations	(0.08)	(5.07)	(0.09)
Net Income (Loss)	$1.79	$(2.66)	$1.29

Earnings Per Share of Common Stock - Diluted:
Continuing Operations	$1.85	$2.37	$1.37
Discontinued Operations	(0.08)	(5.00)	(0.09)
Net Income (Loss)	$1.77	$(2.63)	$1.28

Cash Dividends Declared per share of Common Stock	$1.728	$1.728	$1.728

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2007, 2006 and 2005
(Thousands of Dollars)

	2007	2006	2005

Net Income (Loss)	$44,697	$(65,164)	$31,254
Other comprehensive income (loss), net of tax:
Interest rate cap mark-to-market	29	(57)	-
Minimum pension liability (Note A)	-	939	(367)
Other Comprehensive Income (Loss)	29	882	(367)
Comprehensive Income (Loss) (Note A)	$44,726	$(64,282)	$30,887

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2007, 2006 and 2005
(Thousands of Dollars)

	2007	2006	2005
Cash Flows From Operating Activities
Net income (loss)	$44,697	$(65,164)	$31,254
Adjustments to reconcile net income
to net cash provided by operating activities:
(Gain) on sale of equity investments	-	(18,908)	-
Loss on settlements of divested businesses	1,650	-	-
Loss on sale of assets of discontinued operations held for sale	-	61,561	-
Goodwill impairment	-	85,004	-
Depreciation and amortization	71,007	51,081	48,718
Deferred income taxes	(4,250)	(3,077)	5,842
Stock-based compensation expense (Note A)	2,896	6,235	3,445
Excess tax benefits from share-based compensation	(293)	(1,753)	-
Pension expense	12,922	16,466	14,490
Deferred investment tax credits (net)	(146)	(6,442)	(450)
Undistributed (earnings) losses in equity investments	(690)	(196)	7,126
Allowance for funds used during construction - equity	(2,167)	(2,128)	(2,013)
Excess generation service charge	4,656	(5,903)	23,161
Other non-cash items (net)	(2,345)	6,321	(131)
Changes in:
Accounts receivable	(10,082)	(17,913)	(19,481)
Materials and supplies	(1,509)	(606)	(1,113)
Prepayments	1,758	(3,588)	(2,064)
Accounts payable	(3,110)	11,681	7,003
Interest accrued	2,140	(144)	38
Taxes accrued and refundable	11,613	(63,977)	14
Accrued pension	(4,350)	(247)	(14,934)
Accrued liabilities	(9,830)	10,901	(5,733)
Other assets	(5,055)	(15,777)	(10,630)
Other liabilities	(4,893)	3,690	2,416
Total Adjustments	59,922	112,281	55,704
Net Cash provided by Operating Activities	104,619	47,117	86,958

Cash Flows from Investing Activities
Non-utility minority interest investments, net	-	196	(1,723)
Proceeds from Cross-Sound Cable Project	-	23,787	1,025
Proceeds from sale of equity investments	-	100,949	-
Proceeds from sale of Steel Point	4,600	10,300	-
Proceeds from settlements of divested businesses	10,277	-	-
Proceeds from sale of assets of discontinued operations held for sale	-	13,225	-
Deferred payments in prior acquisitions	-	(18,490)	(7,614)
Plant expenditures including AFUDC debt	(248,202)	(76,774)	(60,303)
Dividends received from equity investments	-	2,850	-
Changes in restricted cash	162	137	(211)
Net Cash provided by (used in) Investing Activities	(233,163)	56,180	(68,826)

Cash Flows from Financing Activities
Issuances of common stock	1,324	16,457	3,051
Excess tax benefits from share-based compensation	293	1,753	-
Issuances of long-term debt	175,000	-
Payments on long-term debt	(78,286)	(4,286)	(4,286)
Notes payable - short-term, net	15,000	(29,483)	17,169
Payments on notes payable - long-term	-	-	(4,577)
Proceeds from notes payable - long-term	-	-	153
Expenses of issuances	(924)	(266)	(798)
Payment of common stock dividend	(32,457)	(52,922)	(41,894)
Other	-	160	1,539
Net Cash provided by (used in) Financing Activities	79,950	(68,587)	(29,643)

Cash and Temporary Cash Investments:
Net change for the period	(48,594)	34,710	(11,511)
Balance at beginning of period	63,364	28,654	40,165
Balance at end of period	14,770	63,364	28,654
Less cash and temporary cash investments of
discontinued operations at end of period	1,614	-	-
Continuing operations balance at end of period	$13,156	$63,364	$28,654

Cash paid during the period for:
Interest (net of amount capitalized)	$21,177	$22,919	$23,776
Income taxes	$34,427	$23,950	$23,800

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET
December 31, 2007 and 2006

ASSETS
(Thousands of Dollars)

	2007	2006
Current Assets
Unrestricted cash and temporary cash investments	$13,156	$63,364
Restricted cash	203	366
Utility accounts receivable less allowance of $3,900 and $2,600	83,572	66,511
Other accounts receivable	14,339	33,850
Unbilled revenues	42,910	33,729
Current regulatory assets	51,929	43,755
Materials and supplies, at average cost	3,250	2,204
Deferred income taxes	9,647	9,303
Refundable taxes, net	12,973	29,232
Prepayments	2,254	2,945
Other current assets	7,567	-
Current assets of discontinued operations held for sale	6,104	9,585
Total Current Assets	247,904	294,844

Other investments	13,821	9,985

Property, Plant and Equipment at original cost
In service	914,666	840,154
Less, accumulated depreciation	314,361	292,413
	600,305	547,741
Construction work in progress	278,061	99,684
Net Property, Plant and Equipment	878,366	647,425

Regulatory Assets (future amounts due from customers
through the ratemaking process)	616,966	660,174

Deferred Charges and Other Assets
Unamortized debt issuance expenses	7,219	7,105
Other long-term receivable	984	10,468
Contracts for differences	9,846	-
Other	728	1,142
Total Deferred Charges and Other Assets	18,777	18,715

Long-term assets of discontinued operations held for sale	-	350

Total Assets	$1,775,834	$1,631,493

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET
December 31, 2007 and 2006

LIABILITIES AND CAPITALIZATION
(Thousands of Dollars)

	2007	2006
Current Liabilities
Line of credit borrowings	$15,000	$-
Current portion of long-term debt	104,286	78,286
Accounts payable	100,529	77,991
Dividends payable	10,834	-
Accrued liabilities	30,435	28,297
Current regulatory liabilities	18,647	21,877
Interest accrued	6,186	4,047
Current liabilities of discontinued operations held for sale	5,040	19,353
Total Current Liabilities	290,957	229,851

Noncurrent Liabilities
Purchase power contract obligation	19,899	38,836
Pension accrued	27,495	45,961
Connecticut Yankee contract obligation	25,086	28,923
Other post-retirement benefits accrued	36,076	35,002
Contracts for differences	47,830	-
Other	6,075	3,258
Total Noncurrent Liabilities	162,461	151,980

Deferred Income Taxes (future tax liabilities owed
to taxing authorities)	313,812	326,279

Regulatory Liabilities (future amounts owed to customers
through the ratemaking process)	64,996	54,125

Long-term liabilities of discontinued operations held for sale	-	74

Commitments and Contingencies (Note J)

Capitalization (Note B)
Long-term debt	479,317	408,603

Common Stock Equity
Common stock (no par value; 25,032,275 and 24,856,042
shares outstanding at December 31, 2007 and 2006)	327,488	323,383
Paid-in capital	12,582	15,363
Capital stock expense	(2,170)	(2,170)
Unearned employee stock ownership plan equity	(1,662)	(2,612)
Accumulated other comprehensive loss	(28)	(57)
Retained earnings	128,081	126,674
Net Common Stock Equity	464,291	460,581

Total Capitalization	943,608	869,184

Total Liabilities and Capitalization	$1,775,834	$1,631,493

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
Consolidated Statement of Changes in Shareholders' Equity
December 31, 2007, 2006 and 2005
(Thousands of Dollars)

						Accumulated
				Capital	Unearned	Other
	Common Stock		Paid-in	Stock	ESOP	Comprehensive	Retained
	Shares (a)	Amount	Capital	Expense	Equity	Income (Loss)	Earnings	Total
Balance as of December 31, 2004	24,160,494	$303,707	$6,989	$(2,170)	$(4,512)	$(573)	$244,956	$548,397

Net income for 2005							31,254	31,254
Cash dividends on common stock - $1.728 per share							(41,966)	(41,966)
Issuance of 121,045 shares common stock - no par value	113,045	2,992	65					3,057
Stock based compensation			2,965					2,965
Minimum pension liability adjustment (net of deferred tax benefit of $223)						(367)		(367)
Allocation of benefits - ESOP	46,567		288		950			1,238
Balance as of December 31, 2005	24,320,106	$306,699	$10,307	$(2,170)	$(3,562)	$(940)	$234,244	$544,578

Net loss for 2006							(65,164)	(65,164)
Cash dividends on common stock - $1.728 per share							(42,406)	(42,406)
Issuance of 580,700 shares common stock - no par value	489,369	16,684	513					17,197
Stock based compensation			4,189					4,189
Minimum pension liability adjustment (net of deferred tax expense of $623)						940		940
Interest rate cap mark-to-market (net of deferred tax benefit of $39)						(57)		(57)
Allocation of benefits - ESOP	46,567		354		950			1,304
Balance as of December 31, 2006	24,856,042	$323,383	$15,363	$(2,170)	$(2,612)	$(57)	$126,674	$460,581

Net income for 2007							44,697	44,697
Cash dividends on common stock - $1.728 per share							(43,290)	(43,290)
Issuance of 101,757 shares common stock - no par value	129,666	4,105	(5)					4,100
Stock based compensation			(3,181)					(3,181)
Interest rate cap mark-to-market (net of deferred tax benefit of $20)						29		29
Allocation of benefits - ESOP	46,567		405		950			1,355
Balance as of December 31, 2007	25,032,275	$327,488	$12,582	$(2,170)	$(1,662)	$(28)	$128,081	$464,291

(a) There were 75,000,000 shares authorized in 2007, and 30,000,000 shares authorized in 2006 and 2005, respectively.

The accompanying Notes to Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A)  STATEMENT OF ACCOUNTING POLICIES

UIL Holdings Corporation (UIL Holdings) primarily operates its regulated utility business.  The utility business consists of the electric transmission and distribution operations of The United Illuminating Company (UI).  UIL Holdings also has non-utility businesses consisting of an operating lease and passive minority ownership interests in two investment funds, (collectively held at United Capital Investments, Inc. (UCI)), a heating and cooling facility and a mechanical contracting business.  The non-utility businesses also recently included (1) a minority ownership interest in Bridgeport Energy, LLC (BE) held by United Bridgeport Energy, Inc. (UBE) until the completion of the sale of that interest to an affiliate of Duke Energy on March 28, 2006, (2) UCI’s minority ownership interest in Cross-Sound Cable Company, LLC (Cross-Sound) until the completion of the sale of that interest to Babcock & Brown Infrastructure Ltd. on February 27, 2006, and (3) the operations of Xcelecom, Inc. (Xcelecom) until the substantial completion of the sale of that business effective December 31, 2006.  UIL Holdings is headquartered in New Haven, Connecticut, where its senior management maintains offices and is responsible for overall planning, operating and financial functions.

Accounting Records

The accounting records of UIL Holdings are maintained in conformity with accounting principles generally accepted in the United States of America (GAAP).

The accounting records for UI are also maintained in accordance with the uniform systems of accounts prescribed by the Federal Energy Regulatory Commission (FERC) and the Connecticut Department of Public Utility Control (DPUC).

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

Certain amounts reported in the Consolidated Balance Sheet, Consolidated Statement of Income (Loss) and Consolidated Statement of Cash Flows in previous periods have been reclassified to conform to the current presentation, which includes the reporting of Thermal Energies, Inc. (TEI) results as continued operations, a separate line item for transmission wholesale expenses and additional detail regarding non-cash operating activities.

Regulatory Accounting

Generally accepted accounting principles for regulated entities in the United States of America allow UI to give accounting recognition to the actions of regulatory authorities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.”  In accordance with SFAS No. 71, UI has deferred recognition of costs (a regulatory asset) or has recognized obligations (a regulatory liability) if it is probable that such costs will be recovered or obligations relieved in the future through the ratemaking process.  UI is allowed to recover all deferred costs through its regulated rates.  See Note (C), “Regulatory Proceedings,” for a discussion of the recovery of UI’s stranded costs associated with the portion of its assets and operations relating to the generation business divested in accordance with the Connecticut electric industry restructuring legislation of 1998 and subsequent years, as well as a discussion of the regulatory decisions that provide for such recovery.

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

UIL Holdings' regulatory asset and liabilities as of December 31, 2007 and 2006 were comprised of the following:

	December 31,
	2007	2006
	(In Thousands)
Regulatory Assets
Nuclear plant investments – above market	$354,724	$375,169
Income taxes due principally to book-tax differences	58,843	66,458
Long-term purchase power contracts–above market	19,899	38,837
Connecticut Yankee	25,086	28,923
Unamortized redemption costs	16,115	16,917
Stranded cost recovery	54,760	67,324
Pension and other post-retirement benefit plans	87,434	108,248
Contracts for differences	40,882	-
Other	11,152	2,053
Total regulatory assets	668,895	703,929
Less current portion of regulatory assets	51,929	43,755
Regulatory Assets, Net	$616,966	$660,174

Regulatory Liabilities
Accumulated deferred investment tax credits	$5,344	$5,490
Deferred gain on sale of property	37,579	34,761
Excess generation service charge	15,677	11,021
Asset removal costs	2,817	4,383
Other	22,226	20,347
Total regulatory liabilities	83,643	76,002
Less current portion of regulatory liabilities	18,647	21,877
Regulatory Liabilities, Net	$64,996	$54,125

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

UI accrues for estimated costs of removal for certain of its plant-in-service.  Such removal costs are included in the approved rates used to depreciate these assets.  At the end of the service life of the applicable assets, the accumulated depreciation in excess of the historical cost of the asset provides for the estimated cost of removal.  In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” UI’s accrued costs of removal have been recorded as a regulatory liability.  Accrued costs of removal as of December 31, 2007 and 2006 totaled $2.8 million and $4.4 million, respectively.

UIL Holdings’ property, plant and equipment as of December 31, 2007 and 2006 were comprised as follows:

	2007	2006
	(In Thousands)
Utility:
Transmission plant	$150,302	$151,589
Distribution plant	606,222	555,056
General plant	76,328	67,141
Software	78,093	63,737
Other plant	1,639	549
Subtotal	912,584	838,072
Non-utility business units	2,082	2,082
Total property, plant & equipment	914,666	840,154
Less accumulated depreciation
Utility	312,511	290,742
Non-utility business units	1,850	1,671
Subtotal accumulated depreciation	314,361	292,413
	600,305	547,741
Construction work in progress	278,061	99,684
Net property, plant & equipment	$878,366	$647,425

Allowance for Funds Used During Construction (AFUDC)

In accordance with the uniform systems of accounts, the Company capitalizes AFUDC, which represents the approximate cost of debt and equity capital devoted to plant under construction.  The portion of the allowance applicable to borrowed funds and the allowance applicable to equity funds are presented as other income in the Consolidated Statement of Income.  Although the allowance does not represent current cash income, it has historically been recoverable under the ratemaking process over the service lives of the related properties.  Weighted-average AFUDC rates in effect for 2007, 2006 and 2005 were 6.78%, 6.75% and 7.25%, respectively.

Depreciation

Provisions for depreciation on utility plant for book purposes are computed on a straight-line basis, using estimated service lives.  For utility plant other than software, service lives are determined by independent engineers and subject to review and approval by the DPUC.  Software service life is based upon management’s estimate of useful life.  The aggregate annual provisions for depreciation for the years 2007, 2006 and 2005 were approximately 4.0%, 3.8%, and 3.8%, respectively, of the original cost of depreciable property.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), an interpretation of SFAS No. 109.  FIN 48 clarifies the accounting for uncertainty in income tax benefits recognized in an entity’s financial statements in accordance with SFAS 109.  The interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that has a level of uncertainty of being sustained on audit by the taxing authority.  Under FIN 48, UIL Holdings may recognize the tax benefit of an uncertain tax position only if management believes it is more likely than not that the tax position will be sustained on examination by the taxing authority based upon the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based upon the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

UIL Holdings adopted the provisions of FIN 48 on January 1, 2007 and did not recognize any additional liability for unrecognized tax benefits or accrue any interest or penalties associated with uncertain tax benefits as of January 1, 2007.  During 2007, UIL Holdings did not recognize any increase in unrecognized tax benefits as a result of positions taken during 2007 or for those positions taken in any prior period.  As a result, as of December 31, 2007 UIL Holdings did not have any unrecognized tax benefits.  The Company is not aware of any event that could occur in the next twelve months that would cause the amount of unrecognized tax benefits to increase significantly.

UIL Holdings’ policy is to recognize interest accrued and penalties associated with uncertain tax positions as a component of operating expense.  During the years ended December 31, 2007, 2006, and 2005, no interest or penalties associated with uncertain tax positions was recognized and as of December 31, 2007 and 2006 no accrued interest or penalties are reflected in the Consolidated Balance Sheet.

Revenues

Regulated utility revenues for UI are based on authorized rates applied to each customer’s use of electricity.  These retail rates are approved by the DPUC and can be changed only through formal proceedings.  Transmission revenues are federally regulated by the FERC.

UI utilizes a customer accounting software package integrated with the network meter reading system to estimate unbilled revenue.  This allows for the calculation of unbilled revenue on a customer-by-customer basis, utilizing actual daily meter readings at the end of each month to calculate consumption and pricing for each customer.  A significant portion of utility retail kilowatt-hour consumption is read through the network meter reading system.  For those customers still requiring manual meter readings, consumption is estimated based upon historical usage and actual pricing for each customer.

Cash and Temporary Cash Investments

For cash flow purposes, UIL Holdings considers all highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash and temporary cash investments.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Restricted Cash

UI’s restricted cash at December 31, 2007, totaled $0.2 million, related to self-insurance.  UI’s restricted cash totaled $0.4 million at December 31, 2006, related to self-insurance and a DPUC energy independence program.

Equity Investments

UI’s investment in the Connecticut Yankee Atomic Power Company (Connecticut Yankee), a retired nuclear generating company in which UI has a 9.5% stock interest, is accounted for on an equity basis.  This net investment amounted to $1.4 million and $1.3 million at December 31, 2007 and 2006, respectively.  UI received a dividend from Connecticut Yankee of $0.6 million in 2007 and a stock redemption of $2.8 million in 2006.  No dividend or a stock redemption were received in 2005.  The Connecticut Yankee nuclear unit was retired in 1996 and has been decommissioned.  See Note (J), “Commitments and Contingencies - Other Commitments and Contingencies - Connecticut Yankee Atomic Power Company.”

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

These gains on the sale of ownership interests are included in gain on sale of equity investments on the UIL Consolidated Statement of Income (Loss).

Goodwill and Other Intangible Assets

In 2006, a pre-tax goodwill impairment charge of $85.0 million was recorded based on UIL Holdings’ intent to divest its wholly-owned subsidiary, Xcelecom, and estimates of fair value as determined by indicative third party bids.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS No. 144), the impairment is included in discontinued operations.  See below, “Note (A) - Discontinued Operations / Assets Held For Sale.”  As of December 31, 2007 and 2006, UIL Holdings had no remaining goodwill recorded on its Consolidated Balance Sheet.

Pension and Other Post-Retirement Benefits

UIL Holdings accounts for pension plan costs and other post-retirement benefits, consisting principally of health and life insurance, in accordance with the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits,” an amendment of FASB No. 87, 88, 106 and 132(R).  See – Note (G), Pension and Other Benefits,” of this Form 10-K, which is hereby incorporated by reference.

Impairment of Long-Lived Assets and Investments

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS No. 144) requires the recognition of impairment losses on long-lived assets when the book value of an asset exceeds the sum of the expected future undiscounted cash flows that result from the use of the asset and its eventual disposition.  If impairment arises, then the amount of any impairment is measured based on discounted cash flows or estimated fair value.

SFAS No. 144 also requires that rate-regulated companies recognize an impairment loss when a regulator excludes all or part of a cost from rates, even if the regulator allows the company to earn a return on the remaining costs allowed.  Under this standard, the probability of recovery and the recognition of regulatory assets under the criteria of SFAS No. 71 must be assessed on an ongoing basis.  As described in “Accounting for Regulated Public Utilities – SFAS No.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

71” earlier in this section, determination that certain regulatory assets no longer qualify for accounting as such could have a material impact on the financial condition of both UI and UIL Holdings.  At December 31, 2007, UI, as a rate-regulated entity, did not have any assets that were impaired under this standard.

Discontinued Operations / Assets Held for Sale

SFAS No. 144 also addresses the accounting for, and disclosure of, long-lived assets to be disposed of by sale.  Under SFAS No. 144, a long-lived asset or group of assets (disposal group) is classified as discontinued operations when the company commits to a plan to sell the long-lived asset (disposal group) within a 12-month period, there will be no significant continuing involvement following the sale, and certain other criteria set forth in the statement are satisfied.  In such a case:

•	The long lived-asset (disposal group) will be measured at the lower of its carrying value or fair value, less costs to sell, and will be classified as held for sale on the Consolidated Balance Sheet.
•	The long-lived asset (disposal group) will not be depreciated (amortized) while it is classified as held for sale.
•	The related operations of the long-lived asset (disposal group) will be reported as discontinued operations in the Consolidated Statement of Income (Loss), with all comparable periods restated.
•	The operations and cash flows of the disposal group are expected to be eliminated from ongoing operations.

UIL Holdings announced on April 26, 2006, its intentions to divest its wholly-owned subsidiary, Xcelecom.  With the announcement, Xcelecom met the criteria set forth in SFAS No. 144 to be classified as held for sale and is reported as such in UIL Holdings’ Form 10-K for the year ended December 31, 2007.  Certain Xcelecom subsidiaries did not meet the criteria of SFAS No. 144, as those sales were not completed within the 12-month period.  As such, the assets and liabilities and results of operations of those entities have been reclassified to continuing operations in UIL Holdings’ Consolidated Balance Sheet at December 31, 2007 and 2006, respectively, and Consolidated Statement of Income (Loss) for the years ended December 31, 2007, 2006 and 2005, respectively.

Major classes of assets and liabilities of the discontinued operations of Xcelecom consist of current assets of $6.1 million, consisting primarily of cash, receivables and prepaid insurance and current liabilities of $5 million consisting mainly of accrued insurance payable.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Earnings per Share

The following table presents a reconciliation of the basic and diluted earnings per share calculations for the years 2007, 2006 and 2005:

	Income Applicable to Common Stock	Average Number of Shares Outstanding	Earnings per Share
	(In Thousands, except per share amounts)
2007
Basic earnings from continuing operations	$46,693	24,986	$1.87
Basic loss from discontinued operations	(1,996)	24,986	(0.08)
Basic earnings (loss)	44,697	24,986	1.79
Effect of dilutive securities (1)	-	313	(0.02)
Diluted earnings (loss)	$44,697	25,299	$1.77
2006
Basic earnings from continuing operations	$58,716	24,441	$2.41
Basic loss from discontinued operations	(123,880)	24,441	(5.07)
Basic earnings (loss)	(65,164)	24,441	(2.66)
Effect of dilutive securities (1)	-	371	0.03
Diluted earnings (loss)	$(65,164)	24,812	$(2.63)
2005
Basic earnings from continuing operations	$33,476	24,245	$1.38
Basic loss from discontinued operations	(2,222)	24,245	(0.09)
Basic earnings (loss)	31,254	24,245	1.29
Effect of dilutive securities (1)	-	247	(0.01)
Diluted earnings (loss)	$31,254	24,492	$1.28

(1)
Reflecting the effect of dilutive stock options, performance shares and restricted stock.  Dilutive securities diluted earnings from continuing operations by $0.02, $0.04 and $0.01 per share in 2007, 2006 and 2005, respectively.  Dilutive securities diluted the loss from discontinued operations by $0.07 per share in 2006, but did not dilute the loss from discontinued operations in 2007 or 2005.

All stock options to purchase shares of common stock outstanding were included in the computation of diluted earnings per share for the years ended December 31, 2007 and 2006.  Stock options to purchase 378,530 shares of common stock were outstanding during 2005, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares during such period.

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

In 2004, UIL Holdings generally ceased granting new stock options and implemented a performance-based long-term incentive arrangement under the UIL Holdings 1999 Amended and Restated Stock Plan (Plan) pursuant to which certain members of management have the opportunity to earn a pre-determined number of performance shares, the number of which is predicated upon the achievement of various pre-defined performance measures.  These performance shares vest at the end of the three-year cycle with the actual issuance of UIL Holdings’ common stock in respect of such shares following the end of each three-year cycle.  A new three-year cycle begins in January of each

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

year.  UIL Holdings records compensation expense for these performance shares ratably over the three-year period, except in the case of retirement-eligible employees, for whom compensation expense is immediately recognized in accordance with SFAS No. 123R, based on the value of the expected payout at the end of each year relative to the performance measures achieved.  An additional $0.5 million of compensation expense was recorded in 2007 in regards to retirement-eligible employees.  Compensation expense of $2 million, $4.9 million and $1.8 million was recognized for the years ended December 31, 2007, 2006 and 2005, respectively, related to performance shares.  A target amount of 81,750 performance shares was granted during 2007; the average of the high and low market price on the date of grant was $35.585 per share.  In March 2007, 84,957 vested shares were issued to members of management and receipt of 40,883 vested shares was deferred.  The number of deferred shares that ultimately will be issued is subject to the employees’ personal income tax elections.  No stock options were granted during 2007.  Compensation expense of an immaterial amount, $0.6 million, and $1 million was recognized for the years ended December 31, 2007, 2006 and 2005, respectively.

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

In March 2007, UIL Holdings granted a total of 22,512 shares of restricted stock to non-executive directors under the Plan; the average of the high and low market price on the date of grant was $35.585 per share.  Compensation expense for this restricted stock is recorded ratably over the three-year vesting period for such restricted stock, except in the case of retirement-eligible directors, for whom compensation expense is accelerated in accordance with SFAS No. 123R.  In March 2007, 20,000 shares of restricted stock previously granted to directors vested, of which 8,000 shares were issued to directors who did not elect to have their vested shares deferred.

Compensation expense of $0.8 million, $0.7 million and $0.6 million, was recognized for the years ended December 31, 2007, 2006 and 2005, respectively, related to the aforementioned restricted stock.

As of December 31, 2007, and 2006, UIL Holdings had 84,336 and 79,245 shares of restricted stock which had not vested, with a weighted average grant price of $31.99 per share and $29.53 per share, respectively.  In 2007, 23,849 shares of restricted stock previously granted to executives and directors vested, for which the intrinsic value was $0.2 million.

Comprehensive Income

Comprehensive income for 2007 included net income plus an interest rate cap mark-to-market adjustment of an immaterial amount, after-tax, related to the $64.5 million principal amount of Pollution Control Refunding Revenue Bonds.  For further information regarding this interest rate cap transaction, see “Note (B) – Capitalization – Long-Term Debt.”

Comprehensive income for 2006 was equal to net income plus an after-tax minimum pension liability adjustment related to the non-qualified pension plan of approximately $0.9 million (net of $0.6 million deferred tax benefit)  and an interest rate cap mark-to-market adjustment of an immaterial amount, after-tax, related to the $64.5 million principal amount of Pollution Control Refunding Revenue Bonds.  For further information regarding this minimum pension liability adjustment, see “Note (G) – Pension and Other Benefits.”

Comprehensive income for 2005 included net income less an after-tax minimum pension liability adjustment of approximately $0.4 million (net of $0.2 million deferred tax benefit) related to the non-qualified pension plans.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (SFAS No. 157).  This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  Fair value is the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date.  SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and establishes a fair value hierarchy that distinguishes between market participant assumptions and the reporting entity’s own assumptions.  This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  This statement is not expected to have a material impact on UIL Holdings’ Consolidated Balance Sheet, Consolidated Statement of Income (Loss) or Consolidated Statement of Cash Flows.

In February 2007, the FASB issued SFAS No. 159,“The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”(SFAS No. 159).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  This statement is not expected to have a material impact on UIL Holdings’ Consolidated Balance Sheet, Consolidated Statement of Income (Loss) or Consolidated Statement of Cash Flows.

In December 2007, the FASB issued SFAS No. 141 (Revised),“Business Combinations” (SFAS No.141 (R)).  SFAS No. 141 (R) is a revision of SFAS No. 141, but retains the fundamental requirements that the acquisition method of accounting (purchase method) be used for all business combinations.  SFAS No. 141 (R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS No. 141 (R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquire to be measured at fair value at the acquisition date.  In addition, acquisition related costs must be expensed in the periods in which the costs are incurred and the services received.  SFAS No. 141 (R) is effective for fiscal years beginning on or after December 15, 2008.  Earlier adoption is prohibited.

Also in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements,” an amendment to Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (SFAS No. 160).  SFAS No. 160 requires noncontrolling interest or “minority interest” to be clearly identified in the equity section of the Consolidated Balance Sheet, and income attributable to the noncontrolling interest be presented separately on the face of the Consolidated Statement of Income (Loss).  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.

B)  CAPITALIZATION

Common Stock

UIL Holdings had 25,160,004 shares of its common stock, no par value, outstanding at December 31, 2007 and 25,027,347 shares of its common stock, no par value, outstanding at December 31, 2006, of which (1) 81,493 shares and 128,060 shares were unallocated shares held by UI’s 401(k)/Employee Stock Ownership Plan (KSOP) as of December 31, 2007 and 2006, respectively, and (2) 46,236 shares and 43,245 shares were shares of restricted stock as of December 31, 2007 and 2006, respectively.  The unallocated shares held by the KSOP and shares of restricted stock are not recognized as outstanding for purposes of calculating basic earnings per share.

UI has an arrangement under which it loaned $11.5 million to the KSOP.  Prior to the formation of UIL Holdings, the trustee for the KSOP used the funds to purchase 547,167 shares of UI common stock in open market transactions.  On

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

July 20, 2000, effective with the formation of a holding company structure, unallocated shares held by the KSOP were converted into shares of UIL Holdings’ common stock.  The shares will be allocated to employees’ KSOP accounts, as the loan is repaid, to cover a portion of the required KSOP contributions.  Compensation expense is recorded when shares are committed to be allocated based on the fair market value of the stock.  The loan will be repaid by the KSOP over a 12-year period ending October 1, 2009, using employer contributions and UIL Holdings’ dividends paid on the unallocated shares of the stock held by the KSOP.  Dividends on allocated shares are charged to retained earnings.  As of December 31, 2007, 81,493 shares, with a fair market value of $3 million, had been purchased by the KSOP and had not been committed to be released or allocated to KSOP participants.

On June 28, 1999, UI’s shareowners approved a stock option plan for directors, officers and key employees of UI, providing for the grant of options to purchase up to 1,083,333 shares of common stock over periods from one to ten years following the dates of grant.  The exercise price of each option cannot be less than the market value of the stock on the date of the grant.  Effective with the formation of the holding company structure on July 20, 2000, all options were converted into options to purchase shares of UIL Holdings’ common stock.  On March 25, 2002, the Board of Directors recommended to the shareowners that the plan be amended to increase the maximum number of shares of UIL Holdings’ common stock for which stock options may be granted from 1,083,333 to 2,250,000, and to increase the limit on the number of shares that may be covered by options granted in any one year to any employee from 83,333 to 250,000.  The shareowners approved this amendment at the UIL Holdings Annual Meeting on May 15, 2002.  On March 24, 2003, the Board of Directors recommended to the shareowners that the 1999 Stock Option Plan be amended and restated as the UIL Holdings Corporation 1999 Amended and Restated Stock Plan (Plan).  Under the Plan, a maximum of 2,250,000 shares of UIL Holdings’ common stock is authorized for issuance upon exercise or grant, as applicable, of stock options, stock appreciation rights (SARS), restricted stock, restricted stock units, performance shares and other awards (collectively, Awards).  No more than 333,333 shares of stock may be issued pursuant to Awards of restricted stock, restricted stock units and performance share awards.  Shareowners approved the Plan at the UIL Holdings Annual Meeting on May 14, 2003.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Stock option transactions for 2007, 2006 and 2005 are as follows:
				Average
	Number		Option Price	Exercise
	of Options		per Share	Price
Balance - December 31, 2004	1,116,088		$21.68-$34.79	$28.37
Granted	94,452	(1)	$30.86-$31.44	$30.93
Forfeited	(54,830)		$21.68-$34.79	$32.66
Exercised	(197,163)		$21.68-$27.25	$22.93
Balance - December 31, 2005	958,547		$21.68-$34.56	$29.50
Granted	94,387	(1)	$32.98	$32.98
Forfeited	(13,888)		$21.68	$21.68
Exercised	(580,700)		$21.68-$34.56	$35.12
Balance – December 31, 2006	458,346		$21.68-$34.52	$31.40
Granted	-		N/A	N/A
Forfeited	-		N/A	N/A
Exercised	(1,098)		$24.20-$28.12	$27.51
Balance – December 31, 2007	457,248		$21.68-$34.52	$31.40

Exercisable at December 31, 2005	804,028		$21.68-$34.56	$30.88
Exercisable at December 31, 2006	451,865		$21.68-$34.52	$31.40
Exercisable at December 31, 2007	454,470	(2)	$21.68-$34.52	$31.41

(1)
One-third of the options granted become exercisable on each of the first three anniversaries of the grant date, with the exception of reload grants, for which the entire grant becomes exercisable six months from the grant date.

(2)	The intrinsic value of exercisable stock options at December 31, 2007 was $2.5 million.

The fair values of stock options granted have been estimated on the date of grant using the binomial option-pricing model using the weighted-average assumptions below.  The binomial option-pricing model is appropriate for valuing options on stocks with significant dividend yields, such as UIL Holdings.

	2007	2006	2005
Risk-free interest rate	N/A	5.08%	4.09%
Expected volatility	N/A	19.31%	24.80%
Expected lives	N/A	7.06 years	6.75 years
Expected dividend yield	N/A	5.65%	6.55%

The weighted-average fair value of options granted during 2006 and 2005 were $4.94 and $5.05 per share, respectively.  As of December 31, 2007, 2006 and 2005, the weighted-average remaining contractual lives for those options outstanding were 3.2 years, 4.2 years, and 5.9 years, respectively.

As of December 31, 2007, total stock option compensation costs, performance share costs and restricted stock costs related to non-vested awards not yet recognized was an immaterial amount, $1.2 million and $1.4 million, respectively.  The weighted-average period over which the stock option compensation costs, performance-share cost and restricted stock cost will be recognized is 5 months, 12 months and 15 months, respectively.

Cash received from options exercised under all share-based payment arrangements for the years ended December 31, 2007, 2006 and 2005, was an immaterial amount, $13.6 million and $1.9 million, respectively.  The actual tax benefit

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

realized for the tax deductions from the exercises totaled an immaterial amount, $2.5 million and $0.6 million, respectively.

The non-employee directors’ shares issued for services rendered are usually drawn from the Non-Employee Director Common Stock and Deferred Compensation Plan.   Employee performance shares and options are drawn from the 1999 Amended and Restated UIL Holdings Corporation Stock Plan.

Long-Term Debt
	December 31,
	2007	2006
	(In Thousands)
Pollution Control Revenue Refunding Bonds:
3.00%, 1996 Series, due June 1, 2026 (1)	$7,500	$7,500
3.65%, 1997 Series, due July 1, 2027 (2)	27,500	27,500
3.50%, 1997 Series, due July 1, 2027 (3)	71,000	71,000
3.90%, 1999 Series, due December 1, 2029 (4)	25,000	25,000
Auction Rate, 2003 Series, due October 1, 2033 (5)	64,460	64,460

Notes:
4.42% Senior Notes, Series A, due December 12, 2007	-	74,000
3.95% Senior Notes, due December 9, 2008	100,000	100,000
4.89% Senior Notes, Series B, due December 12, 2009	51,000	51,000
7.23% Senior Notes, Series A, due February 15, 2011	17,143	21,429
7.38% Senior Notes, Series B, due February 15, 2011	45,000	45,000
6.06% Senior Notes, Series A, due September 5, 2017	40,000	-
6.06% Senior Notes, Series B, due December 6, 2017	30,000	-
6.26% Senior Notes, Series C, due September 5, 2022	44,000	-
6.26% Senior Notes, Series D, due December 6, 2022	33,000	-
6.51% Senior Notes, Series E, due September 5, 2037	16,000	-
6.51% Senior Notes, Series F, due December 6, 2037	12,000	-
Long-Term Debt	$583,603	$486,889
Less: Current portion of long-term debt	104,286	78,286
Net Long-Term Debt	$479,317	$408,603

(1)	The interest rate on these Bonds was fixed at 3.00% on February 1, 2004 for a five-year period ending February 1, 2009.
(2)	The interest rate on these Bonds was fixed at 3.65% on February 1, 2005 for a five-year period ending February 1, 2010.
(3)	The interest rate on these Bonds was fixed at 3.50% on February 2, 2004 for a five-year period ending February 1, 2009.
(4)
The interest rate on these Bonds was fixed at 3.25% on February 5, 2003 for a four-year, 10-month period ending December 3, 2007.  On December 3, 2007, the interest rate was reset from 3.25% to 3.90% for a one-year period ending December 1, 2008.

(5)
The interest rate on these Bonds is reset through an auction held every 35 days. On March 9, 2006, UI entered into an interest rate cap (rate cap) transaction to mitigate interest rate risk. On December 31, 2007, the interest rate on the Bonds was 4.15%.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The expenses to issue long-term debt are deferred and amortized over the life of the respective debt issue or the fixed interest-rate period in the case of Pollution Control Revenue Refunding Bonds.

Maturities and mandatory redemptions/repayments are set forth below:

	2008	2009	2010	2011	2012
(In Thousands)
Maturities	$104,286	$55,286	$4,286	$49,285	$-

On March 9, 2006, UI entered into an interest rate cap (rate cap) transaction to mitigate interest rate risk with respect to the $64.5 million principal amount of Pollution Control Refunding Revenue Bonds, 2003 Series, due October  1, 2033, issued by the Business Finance Authority of the State of New Hampshire (the Bonds).  The Bonds are currently in an auction rate mode by which the interest rate is established at auction every 35 days.  As of the last auction on January 28, 2008, the interest rate on the bonds was 4.10%.  The rate cap was set at 3.68% and became effective March 30, 2006.  The rate cap will terminate on August 5, 2009.  The rate cap is tied to the U.S. Dollar – Bond Market Association (USD-BMA) Municipal Swap Index.  If the average of the index for the calculation period exceeds the rate cap, UI will be paid an amount based on such difference.  At the end of each quarter, changes in the market value of the rate cap are marked-to-market, which resulted in $0.3 million charged to expense for the period ended December 31, 2007.  UI paid $0.6 million to enter into the rate cap transaction, which is being amortized over the life of the rate cap based upon quarterly fair market value analysis.  As such, the above transaction constitutes hedge accounting and is marked-to-market in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

(C)  REGULATORY PROCEEDINGS

2005 Rate Case

In January 2006, the DPUC issued a final decision in the 2005 Rate Case proceeding. The DPUC set UI’s distribution rates at levels that would increase revenues by a total of $35.6 million, or 4.9%, by 2009 compared to 2005 rates. The DPUC reopened the proceeding for the limited purpose of reconsidering the record with regards to employee compensation. In July 2006, a settlement was reached between UI and the Prosecutorial unit of the DPUC staff.  The settlement was approved by the DPUC  in August 2006, and resulted in a total revenue increase of $37.9 million, with rates 5.3% higher in 2009 compared to 2005 rates.

The decisions establish rates on the basis of an authorized return on equity of 9.75%, a decrease from the 10.45% in effect prior to the decision.  UI’s cost of capital is based on an allowed capital structure containing a 48% common equity component and 52% debt capitalization component, a 1% increase in the common equity component as compared to previous allowed capital structure.  Earnings above the authorized return continue to be shared 50% to customers and 50% to retained earnings, with the customers’ share divided equally between bill reductions and an accelerated amortization of stranded costs.   The CTA rates were not adjusted in this decision, but the equity return and capital structure for the CTA have been adjusted to the approved distribution equity return and capital structure.  This decision does not affect the revenue requirements determination for transmission, including the applicable return on equity, which are within the jurisdiction of the FERC.  UI’s authorized return on equity for transmission in 2007 was a weighted average 11.97%.  See  Note (C), Regulatory Proceedings – Other Regulatory Matters – Regional Transmission Organization for New England.

2007 Rates

In December 2006, the DPUC issued a decision implementing UI’s 2007 rate increase resulting from the 2005 Rate Case and established customers’ GSC charge for the first six months of 2007 to reflect the cost of wholesale power supply procured by UI to provide standard service and supplier of last resort service.  The decision implemented a

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

settlement between UI and the Prosecutorial unit of the DPUC staff that, in addition to implementation of new distribution and GSC rates, provided short-term measures to mitigate the impact of these rate increases on  residential customers.  Under the settlement and decision, UI recovered its power procurement costs and distribution rates in their entirety, along with the costs associated with these mitigation measures.  During the first two quarters of 2007, UI implemented the 2007 rate increase in accordance with the terms of the final decision.  On July 1, 2007, revised retail rates became effective, reflecting new GSC rates for standard service and supplier of last resort, resulting from UI’s most recent power procurement, as described below.  A $2.3 million increase to SBC rates was approved in August 2007 for implementation effective January 1, 2008.

2008 Rates

On December 12, 2007, the DPUC issued a letter ruling to address changes to all of UI’s rate components effective as of January 1, 2008.  The letter ruling approved requested changes to UI’s distribution charges (pursuant to the DPUC’s decisions resulting from the 2005 Rate Case) as well as changes to UI’s transmission, CTA, SBC. CLM, REI, and Non-Bypassable Federally Mandated Congestion Charge (NBFMCC).  Because a decision in UI’s semi-annual NBFMCC filing (discussed below) was scheduled for later than January 1, 2008, changes to NBFMCC rates included projected 2008 expenses as reflected in UI’s semi-annual filing.  This permitted all rate components to be established by the DPUC in one proceeding.  The letter ruling also approved GSC rates for each of the six-month periods from January 1, 2008 through June 30, 2008 and July 1, 2008 through December 31, 2008, respectively and last resort service GSC rates the January 1, 2008 through March 31, 2008 time period.  For a typical Rate R residential customer using 700 kWh per month, the rate changes on January 1, 2008 resulted in an increase of $2.75 per month, or 1.8%.

Pension and Postretirement Expenses

In February 2007, the Internal Revenue Service mandated a change in the mortality tables utilized for certain ERISA-related liability calculations, effective January 1, 2007.  As a result, UI made a corresponding change to its mortality table assumption used to determine pension and postretirement expense for accounting purposes.  This change resulted in an increase to pension and postretirement expenses of approximately $1.8 million annually.  In the 2005 Rate Case, UI requested regulatory asset treatment for the increase in pension and postretirement expenses if, and when, the Internal Revenue Service mandated a change in the mortality tables during the 2006 to 2009 period.  On August 1, 2007, in response to a UI request for clarification, the DPUC confirmed that it would be appropriate for UI to set up a regulatory asset for the change in such expenses resulting from the use of the new mortality tables.  As of December 31, 2007, UI has deferred approximately $1.8 million of pension and postretirement expense and has set up a regulatory asset, reflecting the increase in costs.  UI will continue to defer the incremental pension and postretirement costs resulting from the change in the mortality tables until its next rate case and believes it is probable that the regulatory asset will be recovered.

Legislation & Regulation

State legislation has significantly restructured the electric utility industry in Connecticut, commencing with Public Act 98-28, continuing with Public Act 03-135, as amended in part by Public Act 03-221, Public Act 05-1 (June Special Session), and Public Act 07-242 (collectively, the Restructuring Legislation).  As a result of the Restructuring Legislation, UI’s distribution and transmission rates are “unbundled” on customers’ bills, which also include separate charges for the competitive transition assessment (CTA), generation services charge (GSC), a combined public benefits charge that includes the conservation and load management (C&LM) charge, renewable energy investment (REI) charge, and systems benefits charge (SBC), and federally mandated congestion charges (FMCCs), each as defined in the legislation.

The 2003 legislation provided for UI to collect a fee of $0.0005/kilowatt-hour from transitional standard offer service customers, beginning January 1, 2004, and continuing through December 31, 2006, as compensation for providing transitional standard offer service.  This fee was included in the GSC amounts charged to transitional standard offer customers, and is excluded by the legislation from determinations of whether UI’s rates are just and reasonable.  For 2006, these fees generated approximately $2.8 million in revenue.  The legislation also provided for the DPUC to establish an incentive plan for the procurement of long-term contracts for transitional standard offer service that compares UI’s actual average contract price to a regional average price for electricity, making adjustments as deemed appropriate by the DPUC.  If UI’s price was lower than the average, the legislation provided for the plan to allocate $0.00025/kilowatt-hour of transitional standard offer service to the distribution company.  The DPUC issued a draft decision on December 8, 2005, approving UI’s proposed methodology for calculating the incentive fee and noting that UI had earned the incentive fee applicable to the year 2004, which amounted to approximately $1.4 million.  The hearing was subsequently reopened to consider objections raised by the Office of Consumer Counsel (OCC) and the DPUC has engaged a consultant to assist in making the statutory determinations.  A second draft decision has been scheduled for March 2008.  No application has yet been filed for 2005 or 2006.

Power Supply Arrangements

UI’s retail electricity customers are able to choose their electricity supplier.  Beginning January 1, 2007, UI is required to offer standard service to those of its customers who do not choose a retail electric supplier and who use a demand meter or have a maximum demand of less than 500 kilowatts.  In addition, UI is required to offer supplier of last resort service to customers who are not eligible for standard service and who do not choose to purchase electric generation service from a retail electric supplier licensed in Connecticut.  Prior to January 1, 2007, UI was required to offer retail service under a regulated “transitional standard offer” rate to each customer who did not choose an alternate electricity supplier.

In December  2001, UI entered into an agreement with Virginia Electric and Power Company, subsequently assigned to its affiliate Dominion Energy Marketing, Inc. for the supply of all of UI’s generation service requirements through 2008 for certain customers who entered into long-term special contracts with UI prior to the enactment of the 1998 electric industry restructuring legislation.  Through contract expirations or customers choosing an alternate supplier to supply generation service requirements, these requirements ended in August 2007.

UI must procure its standard service power pursuant to a procurement plan approved by the DPUC.  The procurement plan must provide for a portfolio of service contracts procured in an overlapping pattern over fixed time periods (a “laddering” approach).  In June 2006, the DPUC approved a procurement plan for UI.  As required by the statute, a third party consultant was retained by the DPUC to work closely with UI in the procurement process and to provide a joint recommendation to the DPUC as to selected bids.

UI has wholesale power supply agreements in place for the supply of all of UI’s standard service customers for all of 2008, and power supply agreements in place for supplier of last resort service for the first quarter of 2008.  Under Connecticut legislation passed in 2007, supplier of last resort service will be procured on a quarterly basis going forward.  These contracts are derivatives under SFAS No. 133 and UI elected the “normal purchase, normal sale” exception under SFAS No. 133.

Contracts for Differences

Pursuant to Connecticut’s “Energy Independence Act” or “EIA”, the DPUC initiated a process to solicit bids to create new or incremental capacity resources in order to reduce federally mandated congestion charges.  In August 2007, the DPUC approved four “contracts for differences” under which each contract specifies a capacity quantity and a monthly settlement that reflects the difference between a forward market price and the contract price.  As directed by the DPUC, UI executed two of the contracts and The Connecticut Light and Power Company (CL&P) executed the other two contracts.  Simultaneously, UI executed a sharing agreement with CL&P whereby UI pays 20% of the costs

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

and obtains 20% of the benefits of the contracts.  The DPUC has confirmed that costs associated with these contracts for difference would be recoverable by UI and CL&P, and in accordance with SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” UI has deferred recognition of costs (a regulatory asset) or has recognized obligations (a regulatory liability).  The superior court in February 2008 dismissed an appeal of the DPUC decision approving the contracts for differences that was brought by an entity that has submitted a proposal to the DPUC but was not selected.  Under Connecticut court rules, the entity has twenty days from the superior court’s dismissal to file an appeal from the dismissal.  The above contract is a derivative and is marked-to-market in accordance with SFAS No. 133.  As of December 31, 2007, UI has recorded a derivative asset of $9.8 million, a regulatory asset of $40.9 million, a derivative liability of $47.8 million and a regulatory liability of $2.9 million in the accompanying Consolidated Balance Sheet.

New Renewable Source Generation

Under Connecticut law, electric distribution companies are required to enter into contracts to purchase the output of new renewable source generation totaling at least 150 megawatts in the future statewide, at prices and upon terms approved by the DPUC in accordance with statutory requirements.  In 2007, one contract was approved by the DPUC.  UI was not a party to that contract but, as directed by the DPUC, UI has executed a sharing agreement with CL&P whereby UI pays 20% of the costs and obtains 20% of the benefits of the contract.  In January 2008, the DPUC issued a decision approving seven projects, of which UI will be a party to two.  All of these contracts will be subject to the cost sharing agreement with CL&P.  The DPUC decision gave contingent approval to an eighth project, if the project accepts the DPUC’s conditions.  The DPUC will determine whether UI or CL&P would be party to the contract.  UI’s costs associated with all such contracts, whether UI is a direct party or pursuant to the sharing agreement, would be recoverable by UI.

Generation

On October 17, 2007, UI entered into a joint development agreement (the Agreement) with NRG Energy, Inc. (NRG), pursuant to which UI and NRG have agreed to work together on an exclusive basis to develop and submit to the DPUC a joint proposal to construct peaking generation in Connecticut.  The joint proposal will be submitted in response to the Public Act 07-242, “An Act Concerning Electricity and Energy Efficiency” (2007 Energy Act), which requires UI to submit a proposal to construct peaking generation.

The Agreement provides that UI and NRG will use their reasonable best efforts to submit a joint proposal to the DPUC during January 2008 as required by the 2007 Energy Act and work together in connection with the DPUC approval process following submission of the proposal.  UI and NRG have submitted a qualification package and if selected by the DPUC will submit a joint proposal in March 2008, with a scheduled DPUC decision in June 2008.  In the event that the DPUC accepts a proposal submitted by the parties, the Agreement contemplates that UI and NRG would each hold a 50% ownership interest in the peaking generation facilities, which would be located on sites in Connecticut.

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

UI files semi-annual true-ups with the DPUC regarding Bypassable Federally Mandated Congestion Costs (BFMCC) and Non-Bypassable Federally Mandated Congestion Costs (NBFMCC).  These customer charges relate to “congestion costs” associated with not having adequate transmission infrastructure to move energy from the generating

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

sources to the consumer and costs associated with maintaining the reliability of electric service, such as RMR contracts with generators.  These costs change from time to time and the semi-annual true-ups provide a mechanism for the electric distribution companies to adjust the charges to customers that allow the companies to recover the FMCC.  .

In 2003, Connecticut legislation was passed to provide, for the period February 1, 2003 through July 31, 2005, for certain of the funds collected by electric distribution companies from retail customers in the C&LM charge to be transferred to the general funds of the state unless the C&LM and REI funds are securitized for two fiscal years beginning July 1, 2003, through the state’s issuance of rate reduction bonds secured by customer revenue streams.  In October 2003, the DPUC issued a financing order providing for the issuance of rate reduction bonds by the State of Connecticut, adjustment of the C&LM and REI charges, and an increase in the corresponding CTA charge on customers’ bills.  The rate reduction bonds were issued by the state in 2004.  The amounts collected through the CTA for servicing of the rate reduction bonds are not revenue to UI.  As a result, the securitization will have the effect of reducing UI’s revenue by approximately $6.5 million annually, with such amounts to be utilized for debt service for the state’s rate reduction bonds.  Absent securitization, these amounts would otherwise have been utilized for C&LM or REI expenditures.  UI’s management does not expect there to be any material effect on UI’s earnings or financial condition as a result of such securitization.  In June 2007, the Connecticut legislation appropriated $85 million for the purpose of defeasing and/or purchasing the rate reductions bonds.  Defeasance or purchase of the bonds would restore funding for C&LM programs to three mills per kilowatt hour and, in parallel, eliminate the need to service the rate reduction bonds through the CTA.  On October 10, 2007, the DPUC reopened its original financing order proceeding to review any revisions or implementation that may be necessary in connection with the legislation.

 Bridgeport RESCO Generating Facility

Effective January  2003, UI began selling its energy entitlement from its long-term purchase power contract with the Bridgeport RESCO generating facility into the New England wholesale market at market prices.  To the extent that UI receives revenue from these sales that exceeds the amount it pays to Bridgeport RESCO for this energy on a cumulative basis, the difference is used to adjust the above-market portion of purchase power expense recovered through UI’s CTA.  This methodology has been approved by the DPUC, with all relevant data and calculations subject to review in the annual CTA reconciliation docket.  To the extent that expenses paid for this energy exceed revenues on a cumulative basis, UI would advise the DPUC and propose an alternative recovery mechanism.  This arrangement will end on December 31, 2008.  The DPUC is currently undertaking a proceeding to consider an appropriate mechanism to address the financing and power generation needs of resource recovery facilities.  These contracts are derivatives under SFAS No. 133 and they qualify for the “normal purchase, normal sale” exception under SFAS No. 133.

Federal Energy Regulatory Commission

UI filed a revised local network service transmission tariff, which was approved by the FERC in the fourth quarter of 2005.  The revised transmission tariff will allow UI to recover its transmission revenue requirements on a prospective basis, subject to reconciliation with actual revenue requirements.  The revised tariff will reduce the lag between the time transmission-related costs are incurred and the period in which rates are effective.  In May 2007, the FERC issued an order which accepted UI’s request for the inclusion of 100% of CWIP in rate base and accepted a 50 basis point adder for advanced transmission technologies, which will only be applied to costs associated with certain elements of the 345-kV transmission line from Middletown, Connecticut, to Norwalk, Connecticut.  UI estimates that approximately 50% of the project costs are associated with the advanced transmission technologies for which the 50 basis point adder was approved by the FERC.  Certain parties have requested rehearing of the FERC’s May 22, 2007 order.  On July 23, 2007, the FERC granted rehearing for further consideration, but has not yet issued a substantive order on the requests for rehearing.

UI is required to file information regarding Regional Network Service transmission on an annual basis with the FERC.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Regional Transmission Organization for New England

ISO-NE and RTO-NE

UI has been a member of the New England Power Pool (NEPOOL) since 1971.  NEPOOL was formed to ensure reliable and economic operation of the bulk power system in New England.  NEPOOL membership includes entities engaged in the electricity business in New England.  Until formation of the New England Regional Transmission Organization (RTO-NE) (see below) in 2004, NEPOOL contracted with an independent entity, ISO New England, Inc. (ISO-NE), for the operation of the regional bulk power system, to ensure, among other things, that (1) the bulk power system was operated in accordance with the reliability objectives of NEPOOL, the North American Electric Reliability Corporation, and the Northeast Power Coordinating Council, (2) access to the transmission grid was available on a non-discriminatory basis,  and (3) the wholesale power markets were competitive.  Market participants purchase electric energy, capacity and ancillary services in the NEPOOL market; in addition, participants may enter into bilateral contracts for the purchase/sale of these products and services.  NEPOOL is the major stakeholder group advising the ISO-NE.

In March 2004, the FERC conditionally approved ISO-NE’s joint proposal with the New England Transmission Owners (TOs) for the creation of RTO-NE.  The creation of RTO-NE strengthens the independent oversight of the region’s bulk power system, transmission grid, and wholesale electricity marketplace.  UI is a party to all of the agreements that establish RTO-NE, which commenced operation effective February 1, 2005.

Transmission Return on Equity

In conjunction with the RTO-NE filing, the TOs submitted a filing, in November 2003, requesting FERC authorization of a common base return on equity (ROE) of 12.8% to become effective on February 1, 2005.  The TOs also proposed a 50 basis point ROE adder for RTO-NE participation and a 100 basis point ROE adder for new transmission investment.  The FERC accepted for filing the common base ROE, the 50 basis point ROE adder as applicable to Pool Transmission Facilities (PTFs) and the 100 basis point ROE adder for new PTF investment, made them effective on February 1, 2005, subject to refund, and set these ROEs for hearing.  Thus, all of the TOs, including UI, were able to earn the following, subject to refund, pending the hearing and FERC order: (i) common base ROE of 12.8% plus a 50 basis point RTO participation adder (or 13.3%) on their PTF, (ii) the 13.3% plus the 100 basis point ROE adder on new PTF investment, and (iii) the base ROE of 12.8% on their non-PTF.

On October 31, 2006, the FERC issued an initial order establishing allowable ROEs for various types of transmission assets (ROE Order).  The ROE Order set a base ROE of 10.20% and approved two ROE adders as follows: (i) a 50 basis point ROE adder on PTF for participation in RTO-NE; and (ii) a 100 basis point ROE adder for new transmission investment included in the ISO-New England Regional System Plan.  In addition, the FERC approved an ROE adjustment reflecting updated U.S. Treasury Bond data, applicable prospectively from the date of the order.

As a result of the FERC Order, UI’s ROE on transmission facilities will depend on whether they are PTF or non-PTF.  As a member of RTO-NE, UI qualifies for the 50 basis point ROE adder for its PTF.  The 100 basis point ROE adder for new investment is available for new PTF identified by ISO-NE in its regional system plan.  Non-PTF are not eligible for either the 50 basis point ROE adder for RTO participation or the 100 basis point ROE adder for new investment because the TOs’ did not turn over complete operational control over non-PTF to ROE-NE and because non-PTF are not used to provide regional transmission service.  A summary of the ROEs for UI’s PTF and non-PTF as authorized by the FERC in its order is as follows:

	Existing Transmission		New Transmission
	PTF	Non-PTF	PTF (1)	Non-PTF
2/1/05 to 10/30/06	10.7%	10.2%	11.7%	10.2%
10/31/06 and forward	11.4%	10.9%	12.4%	10.9%

(1) ROE available for new PTF identified by ISO-NE in its Regional System Plan.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

UI’s overall transmission ROE will be determined by the mix of UI’s transmission rate base between new and existing transmission assets, and whether such assets are PTF or Non-PTF.  UI’s transmission assets are primarily PTF.  For 2007, UI’s overall allowed weighted-average ROE for its transmission business was 11.97%.

Various state agencies, public officials and electric cooperatives filed requests for rehearing of the FERC ROE Order.  They argue that there was no legitimate basis for the FERC to use the yield on U.S. Treasury Bonds to increase the TOs common base ROE from 10.20% to 10.90%.  In addition, they argue that the evidentiary record showed that a 100 basis point ROE adder for new PTF investment would not change the TOs’ behavior and would produce no benefit for customers.  The TOs also filed a request for rehearing asserting that there is no record evidence supporting the FERC’s determination of base ROE of 10.20% (instead of 10.50%).  In December 2006, the FERC granted rehearing for further consideration, but has not yet issued a substantive order on the rehearing requests.

UI’s analysis of the FERC ROE Order indicated that the authorized ROEs resulted in customer refunds of approximately $3.7 million, covering the period from February 1, 2005 through December 31, 2006.  These refunds reduced net income by approximately $2.2 million in 2006 and were refunded to customers in 2007.

Middletown/Norwalk Transmission Project

In April 2005, the Connecticut Siting Council approved a project to construct a 345-kV transmission line from Middletown, Connecticut, to Norwalk, Connecticut, which was jointly proposed by UI and The Connecticut Light and Power Company (CL&P).  This project is expected to improve the reliability of the transmission system in southwest Connecticut.  UI is constructing and will own and operate transmission and substation facilities comprising approximately 20% of the total project cost.  In May 2007, the FERC issued an order which accepted UI’s request for the inclusion of 100% of CWIP in rate base and accepted a 50 basis point adder for advanced transmission technologies, which will only be applied to costs associated with certain elements of the project.  UI estimates that approximately 50% of the project costs are associated with the advanced transmission technologies for which the 50 basis point adder was approved by the FERC.  Certain parties have requested rehearing of the FERC’s May 22, 2007 order.  On July 23, 2007, the FERC granted rehearing for further consideration, but has not yet issued a substantive order on the requests for rehearing.  For further information see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Major Influences on Financial Condition – The United Illuminating Company,” which information is hereby incorporated by reference.

Other Transmission

In May 2006, Northeast Utilities (NU) filed amendments to its local transmission service tariff at the FERC.  The  revisions charge UI customers a prorated portion of the construction cost of NU’s Bethel to Norwalk 345-kiloVolt (KV) transmission line that ISO-NE deems not justified to be included in the New England regional transmission rate (Localized Costs).  These Localized Costs are included in UI’s local transmission tariff and, therefore, recovered through rates.

Transmission Adjustment Clause

UI makes a semi-annual transmission adjustment clause (TAC) filing with the DPUC setting forth its actual transmission revenues, projected transmission revenue requirement, and the required TAC charge or credit so that any under- or over-collections of transmission revenues from prior periods are reconciled along with the expected revenue requirements for the next six months from filing.  The DPUC holds an administrative proceeding to approve the TAC charge or credit and holds a hearing to determine the accuracy of customer billings under the TAC.  The TAC tariff and this semi-annual change of the TAC charge or credit facilitates the timely matching of transmission revenues and transmission revenue requirements.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(D)  SHORT-TERM CREDIT ARRANGEMENTS

UIL Holdings has a money market loan arrangement with JPMorgan Chase Bank.  This is an uncommitted short-term borrowing arrangement under which JPMorgan Chase Bank may make loans to UIL Holdings for fixed periods.  The periods may be from one day up to six months, depending on UIL Holdings’ credit rating.  JPMorgan Securities, Inc. acts as an agent and sells the loans to investors.  The fixed interest rates on the loans are determined based on conditions in the financial markets at the time of each loan.  As of December 31, 2007, UIL Holdings did not have any short-term borrowings outstanding under this arrangement.

UIL Holdings and UI entered into a revolving credit agreement with a group of banks that extends to December 22, 2011.  The borrowing limit under the facility for UI is $175 million, with $50 million of the limit available for UIL Holdings.  The facility permits borrowings at fluctuating interest rates determined by reference to Citibank’s New York base rate and the Federal Funds Rate (as defined in the facility), and also permits borrowings for fixed periods of time specified by UI and UIL Holdings at fixed interest rates determined by the Eurodollar interbank market in London (LIBOR).  The facility also permits the issuance of letters of credit up to $50 million.  As of December 31, 2007, UI had $15 million outstanding under the facility.  UI had a standby letter of credit outstanding in the amount of $3 million that expired on December 31, 2007and was not renewed.  UIL Holdings had a standby letter of credit outstanding in the amount of $2.6 million that expires on January 31, 2009, but is automatically extended for one year from the expiration date (or any future expiration date), unless the issuer bank elects not to extend.

Information with respect to short-term borrowings of UIL Holdings and UI is set forth below:

Information with respect to short-term borrowings of UIL Holdings is set forth below:

	2007	2006	2005
	($ In Thousands)
UIL Holdings

Maximum aggregate principal amount of short-term borrowing outstanding at any month-end	$-	$16,000	$24,000
Average aggregate short-term borrowings outstanding during the year*	$-	$2,795	$15,890
Weighted average interest rate*	N/A	5.40%	4.35%
Principal amounts outstanding at year-end	$-	$-	$20,000
Annualized interest rate on principal amounts outstanding at year-end	N/A	N/A	5.19%
Fees*	$90	$259	$263

UI

Maximum aggregate principal amount of short-term borrowing outstanding at any month-end	$70,000	$-	$-
Average aggregate short-term borrowings outstanding during the year*	$24,085	$11	N/A
Weighted average interest rate*	5.76%	8.25%	N/A
Principal amounts outstanding at year-end	$15,000	-	N/A
Annualized interest rate on principal amounts outstanding at year-end	5.35%	-	N/A
Fees*	$206	$3	N/A

*Average short-term borrowings represent the sum of daily borrowings outstanding, weighted for the number of days outstanding and divided by the number of days in the period. The weighted average interest rate is determined by dividing interest expense by the amount of average borrowings. Fees are excluded from the calculation of the weighted average interest rate.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(E) INCOME TAXES

	2007	2006	2005
	(In Thousands)
Income tax expense for continuing operations consists of:
Income tax provisions:
Current
Federal	$34,626	$40,224	$19,306
State	2,123	5,563	2,631
Total current	36,749	45,787	21,937
Deferred
Federal	(3,853)	(9,176)	3,740
State	(2,238)	(3,914)	370
Total deferred	(6,091)	(13,090)	4,110

Investment tax credits	(146)	(6,442)	(450)

Total income tax expense for continuing operations	$30,512	$26,255	$25,597

Income tax components charged as follows:
Operating tax expense	$32,748	$26,709	$30,133
Nonoperating tax benefit	(2,443)	(7,094)	(1,695)
Equity investment tax benefit	207	6,640	(2,841)

Total income tax expense for continuing operations	$30,512	$26,255	$25,597

The following table details the components
of the deferred income tax provision:
Gain on sale of utility property	$(39)	$(47)	$(70)
Seabrook lease buyout	(1,350)	(1,375)	(1,717)
Pension benefits	(1,563)	(4,072)	5,135
Accelerated depreciation	878	(442)	(1,851)
Interest expense - taxes	-	1,908	(1,908)
New Hampshire NOL	-	-	255
Conservation and load management	(107)	(107)	(107)
Bond redemption costs	(340)	(314)	73
Reversal of excess deferred federal income taxes	-	(200)	-
Regulatory deferrals	(4,380)	105	5,238
Sale of Bridgeport Energy	-	(4,255)	-
Sale of Steel Point property	-	(1,524)	-
Other - net	810	(2,767)	(938)

Deferred income tax provision - net	$(6,091)	$(13,090)	$4,110

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Total income taxes differ from the amounts computed by applying the federal statutory tax rate to income before taxes. The reasons for the differences are as follows:

	2007	2006	2005
	(In Thousands)
Computed tax at federal statutory rate	$27,022	$29,740	$20,676
Increases (reductions) resulting from:
ITC taken into income	(147)	(147)	(450)
Allowance for equity funds used during construction	(759)	(745)	(705)
Amortization of nuclear plant regulatory assets	3,687	3,754	4,703
Book depreciation in excess of non-normalized tax depreciation	265	(398)	(484)
State income taxes, net of federal income tax benefits	(75)	1,071	1,949
Accumulated deferred ITC and excess deferred federal income taxes	-	(6,495)	-
Other items, net	519	(525)	(92)

Total income tax expense	$30,512	$26,255	$25,597

Book income from continuing operations before income taxes	$77,205	$84,971	$59,073

Effective income tax rates	39.5%	30.9%	43.3%

The combined statutory federal and state income tax rate for UIL Holdings’ Connecticut-based entities for the year 2005 was 39.875%.  Legislation enacted in Connecticut in 2005 imposed a 20% surcharge on the corporation business tax for the year 2006.  This surcharge increased the statutory rate of Connecticut corporation business tax rate from 7.5% to 9.0% for the year 2006.  Due to this change, the combined statutory federal and state income tax rate for UIL Holdings’ Connecticut-based entities increased from 39.875% for the year 2005 to 40.85% for the year 2006.  In 2007, this surcharge was eliminated and the combined statutory federal and state income tax rate for UIL Holdings’ Connecticut-based entities decreased from 40.85% for the year 2006 to 39.875% for the year 2007.

The effective book income tax rate for the year ended December 31, 2007 was 39.5%, as compared to 30.9 % for the year ended December 31, 2006.  The increase in the 2007 effective book income tax rate is due primarily to the absence in 2007 of the reversal of accumulated deferred investment tax credits (ADITC) and excess deferred federal income taxes (EDFIT) recorded in 2006 based on an IRS private letter ruling.

UIL Holdings was not able to recognize a portion of federal income tax benefits or any state income tax benefits for capital losses associated with the divestiture of Xcelecom and the state income tax benefits associated with operating losses at Allan/Brite-Way Electrical Contractors, Inc. incurred during the year ended December 31, 2006.  As a result, UIL Holdings has recorded a valuation allowance of $7.1 million and $12.7 million, respectively, associated with future federal and state income tax benefits from capital losses in connection with which the realization was uncertain as of December 31, 2006.  These future federal and state income tax benefits may be recognized over the course of the next five years to the extent that capital gains are realized by UIL Holdings, with respect to federal income tax benefits, and by Xcelecom, with respect to the state income tax benefits.  During 2007, UIL Holdings was able to recognize $0.1 million of federal and state income tax benefits as a result of capital gains realized during the year resulting from a settlement reached with the buyer of Terry’s Electric, Inc.  See “Note N – Discontinued Operations.”  Also in 2007, UIL Holdings recorded a capital loss associated with the settlement reached with the buyer of JBL Electric, Inc., JE Richards, Inc., and McPhee Electric Ltd., LLC.  As a result, UIL Holdings recorded an additional valuation allowance of $0.2 million associated with future federal and state income tax benefits from this capital loss for which the realization was uncertain as of December 31, 2007.

As a result of capital losses incurred during 2006 related to the Xcelecom divestiture, UIL Holdings filed a refund request with the IRS to carryback a portion of these capital losses to prior years to offset capital gains on which UIL Holdings previously paid federal income taxes.  The total amount of the refund request was $26.5 million, of which

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

$6.1 million was received in October 2007 and $20.4 million was received in January 2008.  In addition, UIL Holdings received $0.9 million in interest on the January 2008 refund.

UIL Holdings and its subsidiaries are subject to the United States federal income tax statutes administered by the Internal Revenue Service (IRS).  UIL Holdings and its subsidiaries are also subject to the income tax statutes of the State of Connecticut and those of other states in which UIL Holdings’ subsidiaries have operated and transacted business in the past.  As of December 31, 2007, the tax years 2004, 2005 and 2006 remain open and subject to audit for both federal income tax and state income tax purposes.  Currently the IRS is conducting an examination of the tax years 2004, 2005 and 2006.

At December 31, 2007, UIL Holdings had non-current deferred tax liabilities for taxable temporary differences of $378.4 million and non-current deferred tax assets for deductible temporary differences of $64.6 million, resulting in a net non-current deferred tax liability of $313.8 million.  UIL Holdings had current deferred tax assets of $9.6 million at December 31, 2007.  UIL Holdings did not have any current deferred tax liabilities at December 31, 2007.

The following table summarizes UIL Holdings’ deferred tax assets and liabilities for the years ended December 31, 2007 and 2006:

	2007	2006
	(In Thousands)
Deferred income tax assets:
Regulatory asset related to pension and other post-retirement benefits	$39,269	$43,164
SFAS No. 109 gross-up effect on deferred taxes	6,496	6,922
Post-retirement benefits	5,027	5,228
Connecticut Yankee equity investment	3,026	3,233
Vacation accrual	2,104	1,982
Long-term incentive plan	2,045	3,069
Deferred compensation plan	1,810	1,515
Supplemental pensions	1,771	2,723
Uncollectibles	1,626	1,108
Stock compensation plans	982	806
Injuries and damages	743	615
Gains on sale of property	649	610
Interest during construction	488	521
Post-employment benefits	477	401
Other	7,704	10,209
	74,217	82,106

Deferred income tax liabilities:
Plant basis differences	156,337	164,378
Accelerated depreciation timing differences	115,255	114,377
Regulatory asset related to pension and other post-retirement benefits	39,269	43,164
CTA revenue adjustment	22,117	27,127
Seabrook lease buyout	21,903	23,254
Pension	15,439	17,954
Other	8,062	8,828
	378,382	399,082

Deferred income taxes - net	$304,165	$316,976

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

SFAS No. 109, “Accounting for Income Taxes,” requires that all current deferred tax assets and liabilities within each particular tax jurisdiction be offset and presented as a single amount in the Consolidated Balance Sheet.  A similar procedure is followed for all non-current deferred tax assets and liabilities.  Amounts in different tax jurisdictions cannot be offset against each other.  The amount of deferred income taxes as of December 31, 2007 and 2006 included on the following lines of the Consolidated Balance Sheet is as follows:

	2007	2006
	(In Thousands)
Assets:
Deferred and refundable income taxes	$9,647	$9,303
Liabilities:
Deferred income taxes	313,812	326,279
Deferred income taxes – net	$304,165	$316,976

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(F) SUPPLEMENTARY INFORMATION - continuing operations

	2007	2006	2005
	(In Thousands)
Operating Revenues
Utility:
Retail	$900,450	$770,383	$767,545
Wholesale	36,637	29,355	35,782
Other (1)	43,917	46,194	9,068
Non-utility business unit revenues:
Other	995	789	828
Total Operating Revenues	$981,999	$846,721	$813,223

Fuel and Energy
Fuel and Energy Expense	$537,488	$435,232	$435,681
Purchase Power above market fuel expense credit (2)	(21,001)	(21,381)	(21,751)
Total Fuel and Energy Expense	$516,487	$413,851	$413,930

Depreciation and Amortization
Utility property, plant, and equipment depreciation	$35,757	$30,839	$29,535
Non-utility business property, plant and equipment	180	26	114
Total Depreciation	35,937	30,865	29,649
Amortization of nuclear plant regulatory assets	33,009	16,515	13,034
Amortization of purchase power contracts (2)	21,001	21,381	21,751
Amortization of other CTA regulatory assets	-	-	(157)
Subtotal CTA Amortization	54,010	37,896	34,628
Amortization of intangibles	32	182	45
Amortization of other regulatory assets	391	1,310	227
Total Amortization	54,433	39,388	34,900
Total Depreciation and Amortization	$90,370	$70,253	$64,549

Taxes - Other than Income Taxes
Connecticut gross earnings	$29,322	$28,593	$26,763
Local real estate, personal property and other	10,231	10,317	10,122
Payroll taxes	5,076	4,484	4,369
Total Taxes - Other than Income Taxes	$44,629	$43,394	$41,254

Other Income and (Deductions), net
Interest income	$4,720	$4,818	$2,260
Allowance for funds used during construction	3,882	3,648	2,815
Conservation and Load Management (C&LM) incentives	1,440	1,188	820
Emergency generation and load curtailment incentives	2,857	-	-
GSC procurement fee	-	2,765	4,063
ISO load response, net	2,724	2,516	1,362
Miscellaneous other income and (deductions) - net	(2,727)	(3,802)	(771)
Total Other Income and (Deductions), net	$12,896	$11,133	$10,549

Other Interest, net
Notes Payable	$1,386	$151	$691
Other	116	1,201	1,316
Total Other Interest, net	$1,502	$1,352	$2,007

(1) Includes activity in the GSC "working capital allowance" which can positvely or negatively impact other revenues.
(2) The amortization of this regulatory asset is a cash neutral item, as there is an offsetting liability which is relieved through a credit to fuel and energy expense.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(G)  PENSION AND OTHER BENEFITS

The United Illuminating Company Pension Plan (the Pension Plan) covers the majority of employees of UIL Holdings and UI.  UI also has a non-qualified supplemental pension plan for certain employees and a non-qualified retiree-only pension plan for certain early retirement benefits.  The net pension expense for these plans for 2007, 2006 and 2005 was $8.3 million, $10.2 million, and $9.4 million, respectively.

According to SFAS No. 132 (Revised), “Employer’s Disclosure about Pensions and Other Post-retirement Benefits,” disclosures pertaining to the Pension Plan include investment strategy, asset allocation mix, contributions, the assumptions for the expected rate of return on assets, measurement dates, accumulated benefit obligation levels for all pension plans and 10 years of projected pension benefit payments.  UI has an investment policy addressing the oversight and management of pension assets and procedures for monitoring and control.  UI has engaged Frank Russell Trust Company as the trustee and investment manager to assist in areas of asset allocation and rebalancing, portfolio strategy implementation, and performance monitoring and evaluation.

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

The Finance Committee of the Board of Directors (Finance Committee) oversees the investment of Pension Plan assets in conjunction with management and has conducted a review of the investment strategies and policies of the Pension Plan.  This review included an analysis of the strategic asset allocation, including the relationship of Pension Plan assets to Pension Plan liabilities, and portfolio structure.  The Finance Committee has left the target asset allocation for 2007 unchanged from 2006 for both the pension and other post-retirement employee benefit funds.  The other post-retirement employee benefit fund assets are invested in a balanced mutual fund and, accordingly, the asset allocation mix of the balanced mutual fund may differ from the target asset allocation mix from time to time.  A breakdown of the 2008 target asset allocation, as well as the actual asset allocation as of December 31, 2007and 2006 is detailed below:

		Percentage of Plan Assets at Year-End
	Target	Pension Benefits		Other Post-retirement Benefits
	Allocation	2007	2006	2007	2006
Equity securities	65%	65%	66%	73%	66%
Debt securities	25%	26%	25%	26%	27%
Other	10%	9%	9%	1%	7%

The above allocations may be revised by the Finance Committee.

Funding policy for the Pension Plan is to make annual contributions that satisfy the minimum funding requirements of ERISA but that do not exceed the maximum deductible limits of the Internal Revenue Code.  These amounts are

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

determined each year as a result of an actuarial valuation of the Pension Plan.  UI did not contribute to the Pension Plan in 2007 or 2006 and does not expect to make a contribution to the Pension Plan for 2008.

UI has established a supplemental retirement benefit trust and through this trust purchased life insurance policies on certain officers of UI to fund the future liability under the non-qualified supplemental plan.  The cash surrender value of these policies is included in “Other investments” on the Consolidated Balance Sheet.  UI made cash payouts of $4.1 million in 2007 to its retired Chief Executive Officer.

There is potential variability to the pension expense calculation depending on changes in certain assumptions.  Changes in those assumptions could have a material impact on pension and post-retirement expenses.  For example, if there had been a 0.25% change in the discount rate assumed at 5.75%, for the qualified pension plan and non-qualified plan, respectively, the 2007 pension expense would have increased or decreased inversely by $1 million for the qualified plan and an immaterial amount for the  non-qualified plan.  If there had been a 1% change in the expected return on assets, the 2007 pension expense would have increased or decreased inversely by $3.1 million for both the qualified pension plan and non-qualified plan, respectively.

In addition to providing pension benefits, UI also provides other post-retirement benefits (OPEB), consisting principally of health care and life insurance benefits, for retired employees and their dependents.  UI does not provide prescription drug benefits for Medicare-eligible employees in its post-retirement health care plans.  Non-union employees who are 55 years of age and whose sum of age and years of service at time of retirement is equal to or greater than 65 are eligible for benefits partially subsidized by UI.  The amount of benefits subsidized by UI is determined by age and years of service at retirement.  For funding purposes, UI established a 401(h) account in connection with the Pension Plan and Serial Voluntary Employees’ Benefit Association Trust (VEBA) accounts for the years 2007 through 2020 to fund OPEB for UI’s non-union employees who retire on or after January 1, 1994.  These VEBA accounts were approved by the IRS and UI contributed $4.5 million to fund the Serial VEBA accounts in 2007.  In 2006, UI contributed $1.8 million and $6.3 million to the 401(h) and Serial VEBA accounts, respectively.  UI did not make any contributions on behalf of non-union employees in 2005.  UI does not expect to make a contribution in 2008 to fund OPEB for non-union employees.

Union employees whose sum of age and years of service at the time of retirement is equal to or greater than 85 (or who are 62 with at least 20 years of service) are eligible for benefits partially subsidized by UI.  The amount of benefits subsidized by UI is determined by age and years of service at retirement.  For funding purposes, UI established a VEBA to fund OPEB for UI’s union employees.  The funding strategy for the VEBA is to select funds that most clearly mirror the pension allocation strategy.  Approximately 41% of UI’s employees are represented by Local 470-1, Utility Workers Union of America, AFL-CIO, for collective bargaining purposes.  Plan assets for the union VEBA consist primarily of equity and fixed-income securities.  UI does not expect to make a contribution in 2008 to fund OPEB for union employees.

There is potential variability in the calculation of OPEB plan expenses depending on changes in certain assumptions.  If there had been a 0.25% change in the discount rate assumed, the OPEB plan expenses would have increased or decreased inversely by $0.2 million; if there had been a 1% change in the expected return on assets, the OPEB plan expenses would have increased or decreased inversely by $0.3 million.

To develop the expected long-term rate of return on assets assumption, UI considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested, and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio. This resulted in the selection of the 8.5% return on plan assets for 2007.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The projected, long-term average wage increase remains 4.4% in 2007 based upon the 2005 Rate Case decision and projected salary data.  The discount rate had historically been established by using the Moody’s Aa Long-Term Corporate bond rate as of the prior year-end and rounding to the nearest 25 basis points.  The Moody’s Aa Long-Term Corporate bond rate as of December 31, 2006 was 5.72% (a semi-annual rate) and thus rounding to the nearest 25 basis points and compounding to a full year computes to a 5.75% discount rate for 2006.   For 2007, UI utilized the Citigroup Discount Curve to determine the discount rate of 6.35% for the pension plan, 6.00% for the non-qualified plan and 6.40% for the OPEB plan.  The Citigroup Discount Curve is a spot rate curve developed based upon a bond portfolio.  The discount rate is determined by combining this curve and the expected payout of Plan liabilities.  Management further considers rates of high-quality corporate bonds of appropriate maturities as published by nationally recognized rating agencies consistent with the duration of the Company’s plans.  The health care cost trend rate assumption for all retirees is set at 10.5% in 2008 with such rate decreasing gradually to 5.0% in 2019.

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

A new retirement plan became effective in April 2005 for new employees hired into the bargaining unit and May 2005 for all other new employees.  Such new employees do not participate in the Pension Plan or receive retiree medical plan benefits.  The new retirement plan, which is a “defined contribution plan,” consists of the current provisions of UI’s 401(k)/Employee Stock Ownership Plan (KSOP) plus the following benefits:

•	An additional cash contribution of 4.0% of total annual compensation (as defined in the KSOP Plan) to a separate account in the KSOP of new hires.
•	An additional cash contribution of $1,000 per year (pro rata per pay period) into a separate Retiree Medical Fund within the KSOP account for new hires.
•	New employees do not need to contribute to the KSOP to receive these additional cash contribution amounts; they only need to enroll in the KSOP Plan.
•	Both additional cash contributions to the KSOP vest 100% after five years of service.

In October 2006, certain changes were made to the Pension Plan pursuant to which all employees who are participants in the Pension Plan and Post-Retirement Medical were given the opportunity to elect whether to continue to earn benefits under the Pension Plan or, instead, to stop earning benefits under the Pension Plan and begin earning additional benefits under the KSOP.  If an employee elected to earn benefits under the KSOP, any benefits earned under the Pension Plan would continue to be held in trust, and would be paid when the employee retires or terminates service.  The employee would also forfeit all post-retirement coverage.  The election was available to employees from November 1, 2006through December 15, 2006.  The impact of this change to the Pension Plan and the Post-Retirement Medical Plan was insignificant.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

UI adopted SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits an amendment of FASB No. 87, 88, 106 and 132(R)” (SFAS 158), as of December 31, 2006 on a prospective basis.  The Statement requires an employer that sponsors one or more defined benefit pension or other postretirement plans to recognize an asset or liability for the overfunded or underfunded status of the plan.  For a pension plan, the asset or liability is the difference between the fair value of the plan’s assets and the projected benefit obligation.  For any other postretirement benefit plan, the asset or liability is the difference between the fair value of the plan’s assets and the accumulated postretirement benefit obligation.  UI will reflect all unrecognized prior service costs and credits and unrecognized actuarial gains and losses as regulatory assets rather than in accumulated other comprehensive income, as it is probable that such items are recoverable through the ratemaking process in future periods.  As a result of this adoption, at December 31, 2006, UI recorded a regulatory asset of $108.2 million, a non-current pension liability of $60.6 million and a decrease to prepaid pensions of $47.6 million.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The following table represents the change in benefit obligation, change in plan assets and the respective funded status of UI’s pension and post-retirement plans as of December 31, 2007 and 2006.  Plan assets and obligations have been measured as of December 31, 2007 and 2006.

			Other Post-Retirement
	Pension Benefits		Benefits
	2007	2006	2007	2006
Change in Benefit Obligation:	(In Thousands)
Benefit obligation at beginning of year	$362,338	$346,315	$62,856	$64,562
Service cost	7,323	6,989	1,301	1,273
Interest cost	20,038	18,486	3,517	3,456
Participant contributions	-	-	352	800
Amendments	-	(68)	-	(21)
Actuarial (gain) loss	(23,705)	10,960	3,712	(2,672)
Settlements, curtailments and other	(4,102)	(281)	-	-
Benefits paid (including expenses)	(20,927)	(20,063)	(4,370)	(4,542)
Adjustment for transition	-	-	-	-
Benefit obligation at end of year	$340,965	$362,338	$67,368	$62,856

Change in Plan Assets:
Fair value of plan assets at beginning of year	$316,377	$298,938	$27,854	$19,519
Actual return on plan assets	17,772	37,256	2,306	2,822
Employer contributions	4,350	246	5,151	9,255
Participant contributions	-	-	352	800
Benefits paid (including expenses)	(20,927)	(20,063)	(4,370)	(4,542)
Settlements, curtailments and other	(4,102)	-	-	-
Fair value of plan assets at end of year	$313,470	$316,377	$31,293	$27,854

Funded Status at December 31:
Projected benefits (less than) greater than plan assets	$27,495	$45,961	$36,075	$35,002

Amounts Recognized in the Statement of Financial Position consist of:
Non-current assets	$-	$-	$-	$-
Current liabilities	$303	$4,352	$184	$197
Non-current liabilities	$27,192	$41,609	$35,891	$34,805

Amounts Recognized as a Regulatory Asset consist of:
Transition obligation (asset)	$-	$-	$4,586	$5,644
Prior service cost	4,226	5,109	(430)	(555)
Net gain (loss)	58,665	81,614	18,583	16,435
Total recognized as a regulatory asset	$62,891	$86,723	$22,739	$21,524

Information on Pension Plans with an Accumulated Benefit Obligation in excess of Plan Assets:
Projected benefit obligation	$6,834	$10,694	N/A	N/A
Accumulated benefit obligation	$6,116	$9,623	N/A	N/A
Fair value of plan assets	$-	$-	N/A	N/A

The accumulated benefit obligation for all Pension Plans was $294,562 and $ 308,505 at December 31, 2007 and 2006, respecitively.

The following weighted average actuarial assumptions were used in calculating the benefit obligations at December 31:
Discount rate (Qualified Plan)	6.35%	5.75%	N/A	N/A
Discount rate (Non-Qualified Plan)	6.00%	5.75%	N/A	N/A
Discount rate (Other Post-Retirement Benefits)	N/A	N/A	6.40%	5.75%
Average wage increase	4.40%	4.40%	N/A	N/A
Pre-65 health care trend rate(current yr)	N/A	N/A	10.50%	10.00%
Pre-65 health care trend rate (2012+)	N/A	N/A	5.00%	5.50%
Post-65 health care trend rate(current yr)	N/A	N/A	5.00%	5.50%
Post-65 health care trend rate (2008+)	N/A	N/A	5.00%	5.00%

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The components of net periodic benefit cost are:
	For the Year Ended December 31,
	Pension Benefits			Other Post-Retirement Benefits
	2007	2006	2005	2007	2006	2005
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$7,323	$6,989	$6,310	$1,301	$1,273	$979
Interest cost	20,037	18,486	17,978	3,517	3,456	3,116
Expected return on plan assets	(26,024)	(23,862)	(22,258)	(2,386)	(1,635)	(1,518)
Amortization of:
Prior service costs	884	1,052	1,021	(124)	(128)	(180)
Transition obligation (asset)	-	-	(524)	1,058	1,058	1,058
Actuarial (gain) loss	6,308	7,522	6,338	1,644	2,255	1,668
Settlements, curtailments and other (1)	1,189	-	488	-	-	968
Net periodic benefit cost (2)	$9,717	$10,187	$9,353	$5,010	$6,279	$6,091

Other Changes in Plan Assets and Benefit Obligations Recognized as a Regulatory Asset:
Prior service costs	$-	$(68)	N/A	$-	$(21)	N/A
Net (gain) loss	(15,453)	(10,509)	N/A	3,792	(5,737)	N/A
Amortization of:
Prior service costs	(884)	(1,052)	N/A	124	128	N/A
Transition obligation (asset)	-	-	N/A	(1,058)	(1,058)	N/A
Actuarial (gain) loss	(6,308)	(7,522)	N/A	(1,644)	(2,255)	N/A
Settlements, curtailments and other (1)	(1,189)	-	N/A	-	-	N/A
Total recognized as regulatory asset	$(23,834)	$(19,151)	N/A	$1,214	$(8,943)	N/A

Total recognized in net periodic benefit costs and regulatory asset	$(14,117)	$(8,964)	N/A	$6,224	$(2,664)	N/A

Estimated Amortizations from Regulatory Assets into Net Periodic Benefit Cost for the period January 1, 2008 - December 31, 2008:
Amortization of transition obligation	$-	$-	N/A	$1,058	$1,058	N/A
Amortization of prior service cost	750	884	N/A	(102)	(125)	N/A
Amortization of net gain (loss)	4,195	6,432	N/A	1,860	1,644	N/A
Total estimated amortizations	$4,945	$7,316	N/A	$2,816	$2,577	N/A

The following actuarial weighted average assumptions were used in calculating net periodic benefit cost:
Discount rate	5.75%	5.50%*	5.75%**	5.75%	5.50%*	5.75%**
Average wage increase	4.40%	4.40%	4.50%	N/A	N/A	N/A
Return on plan assets	8.50%	8.25%	8.00%	8.00%	8.25%	8.00%
Pre-65 health care trend rate
(current year)	N/A	N/A	N/A	10.00%	11.00%	12.00%
Pre-65 health care trend rate (2012+)	N/A	N/A	N/A	5.50%	5.50%	5.50%
Post-65 health care trend rate (current year)	N/A	N/A	N/A	5.50%	6.00%	6.50%
Post-65 health care trend rate (2008+)	N/A	N/A	N/A	5.00%	5.00%	5.00%

N/A – not applicable
*5.75% discount rate used at September 30, 2006 for non-qualified plan.
**5% discount rate used at June 30, 2005 for the non-qualified plan and unfunded life plan.
(1) Reflects settlement charges resulting from a distribution to a former employee upon retirement.
(2) For the year ended December 31, 2007, UI has reclassified $1.4 million of pension and $0.4 of OPEB expense shown above to a regulatory asset, reflecting additional amounts recoverable in rates due to changes in the mortality tables (see Note C – Regulatory Proceedings).

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

A one percentage point change in the assumed health care cost trend rate would have the following effects:

		1% Increase	1% Decrease
		(In Thousands)
Aggregate service and interest cost components		$775	$(626)
Accumulated post-retirement benefit obligation		$8,949	$(7,423)

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

			Other Post-Retirement
	Year	Pension Benefits	Benefits
		(In Thousands)
	2008	$20,976	$3,309
	2009	$25,243	$3,568
	2010	$21,286	$3,759
	2011	$23,130	$3,976
	2012	$23,716	$4,125
	2013-2017	$128,765	$24,535

UI has a 401(k)/Employee Stock Ownership Plan (KSOP) in which substantially all of its employees are eligible to participate.  The KSOP enables employees to defer receipt of a portion of their compensation, up to statutory limits, and to invest such funds in a number of investment alternatives.  Matching contributions are made to the KSOP, in the form of UIL Holdings’ common stock, based on each employee’s salary deferrals in the KSOP.  The matching contribution to the KSOP is 100% of the first 3% of employee compensation deferred and 50% of the next 2% deferred.  The maximum match is 4% of annual salary and all matching contributions are made in the form of UIL Holdings’ common stock.  Matching contributions to the KSOP during 2007, 2006 and 2005 were $2.8 million, $2.6 million and $2.4 million, respectively.  UIL Holdings pays dividends on the shares of stock in the KSOP to the participant and UIL Holdings receives a tax deduction for the dividends paid.

(H)  RELATED PARTY TRANSACTIONS

Arnold L. Chase, a Director of UIL Holdings since June 28, 1999, holds a beneficial interest in the building known as 157 Church Street, where UI leases office space for its corporate headquarters.  UI’s lease payments for this office space for the years ended December 31, 2007, 2006 and 2005 totaled $10.4 million, $9.9 million and $9.5 million, respectively.

(I)  LEASE OBLIGATIONS

UIL Holdings and its wholly-owned direct and indirect subsidiaries have lease arrangements for data processing equipment, office equipment and office space.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Operating leases, which are charged to operating expense, consist principally of leases of office space and facilities, railroad rights of way and a wide variety of equipment.  The most significant operating lease is that relating to the corporate headquarters of UI and UIL Holdings.  Most of the operating leases for office space and facilities contain options to either (1) purchase the leased space for a stipulated amount at the end of the initial lease term, or (2) renew the lease at the end of the initial lease term, at the then fair value, or stipulated amounts, as defined in the lease, for periods ranging from one to fifteen years.  The future minimum lease payments under these operating leases are estimated to be as follows:

(In Thousands)
2008	$13,060
2009	13,235
2010	13,214
2011	13,322
2012	7,554
2013 - after	15,210
Total	$75,595

Rental payments charged to operating expenses in 2007, 2006 and 2005, including rental payments for its corporate headquarters, were as follows:

	Year Ended December 31,
	2007	2006	2005
	(In Thousands)

Rental payments	$12,439	$11,907	$11,240
Less: Sublease rental payments received	1,119	625	269
Rental payments charged to operating expenses	$11,320	$11,282	$10,971

(J)  COMMITMENTS AND CONTINGENCIES

Connecticut Yankee Atomic Power Company

UI has a 9.5% stock ownership share in the Connecticut Yankee Atomic Power Company (Connecticut Yankee), the carrying value of which was $1.4 million as of December 31, 2007.  On December 4, 1996, the Board of Directors of Connecticut Yankee voted unanimously to retire the Connecticut Yankee nuclear plant (the Connecticut Yankee Unit) from commercial operation.  A settlement agreement approved by the FERC that became effective on August 1, 2000 allows Connecticut Yankee to collect, through the power contracts with the unit’s owners, the FERC-approved decommissioning costs, other costs associated with the permanent shutdown of the Connecticut Yankee Unit, the unrecovered investment in the Connecticut Yankee Unit, and a return on equity of 6%.  The decommissioning project was completed in 2007.  In October 2007, the State of Connecticut’s Department of Environmental Protection (CDEP) approved Connecticut Yankee’s application for a Stewardship Permit which states that all corrective action measures required at the Connecticut Yankee site pursuant to the Connecticut General Statutes and the Regulations of Connecticut State Agencies have been completed subject to post-remediation groundwater monitoring.  In November 2007, the Nuclear Regulatory Commission (NRC) issued a license reduction for the Connecticut Yankee site limiting it to the independent spent-fuel storage installation (ISFSI) (see DOE Spent Fuel Litigation on the next page).

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

In accordance with the provisions of an August 2006 settlement agreement, approved by the FERC in November 2006, Connecticut Yankee wrote off a portion of deferred decommissioning costs in the amount of $10 million as non-recoverable.  UI’s share of this disallowance after tax was $0.3 million, which was recorded in 2006.  In 2007, in accordance with the settlement agreement, as a result of receiving the license reduction described above before January 1, 2008, Connecticut Yankee was allowed to reverse 50% or $5 million of the 2006 disallowance.  UI’s share of this recovery after tax was $0.2 million, which was recorded in the fourth quarter of 2007.

Connecticut Yankee updates its cost to decommission the unit at least annually, and more often as needed, and provides UI with a projected recovery schedule depicting annual costs expected to be billed to UI, including a return on investment over the term of the projected recovery period.  The present value of these costs is calculated using UI’s weighted-average cost of capital and, after consideration of recoverability, recorded as a Connecticut Yankee Contract Obligation and a corresponding regulatory asset.  At December 31, 2007, UI has regulatory approval to recover in future rates (through the CTA) its $25.1 million regulatory asset for Connecticut Yankee over a term ending in 2015.

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

In 1998, Connecticut Yankee, along with Maine Yankee and Yankee Atomic, two other New England-based owners of shut-down nuclear generating plants, filed claims in the United States Court of Federal Claims seeking damages resulting from the breach of the 1983 contracts by the DOE.  In November of 1998, the Court ruled that the DOE had breached the contracts and was liable for damages, but left the amount of damages to be determined after a trial on the evidence.  The ruling was affirmed by the United States Court of Appeals for the Federal Circuit in August of 2000.  In October 2006, the Court issued judgment for Connecticut Yankee in the amount of $34.2 million for its spent-fuel-related costs through 2001, ruling in favor of Connecticut Yankee on substantially all of the major issues.  Connecticut Yankee had sought $37.7 million in damages for the period covered by the decision.  In December 2006, the DOE appealed the decision to the United States Court of Appeals for the Federal Circuit and the parties continue to make filings in that proceeding.  In December 2007, Connecticut Yankee filed a second set of complaints against the government seeking unspecified damages incurred since January 1, 2002 for the DOE’s failure to live up to its obligation to begin removing Connecticut Yankees’s spent fuel in 1998.  As an interim measure until the DOE complies with its contractual obligation to dispose of Connecticut Yankee’s spent fuel, Connecticut Yankee constructed an ISFSI, utilizing dry-cask storage, on the site of the Connecticut Yankee Unit and completed the transfer of its Nuclear Waste to the ISFSI in 2005.

Hydro-Quebec

UI is a participant in the Hydro-Quebec (HQ) transmission tie facility linking New England and Quebec, Canada.  UI has a 5.45% participating share in this facility, which has a maximum 2000-megawatt equivalent generation capacity value.  In April 1991, UI furnished a guarantee in the amount of $11.7 million, for its participating share of the debt financing for one phase of this facility.  The amount of this guarantee which expires in August 2015, is reduced monthly, proportionate with principal paid on the underlying debt.  As of December 31, 2007, the amount of UI’s guarantee for this debt totaled approximately $2.3 million.

Environmental Concerns

In complying with existing environmental statutes and regulations and further developments in areas of environmental concern, including legislation and studies in the fields of water quality, hazardous waste handling and disposal, toxic

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

Middletown/Norwalk Transmission Project

In April 2007, during construction of the Middletown/Norwalk transmission project (the Project) in Bridgeport, Connecticut, UI encountered soil contaminated with polychlorinated biphenyls (PCBs).  UI stopped construction at the location, which was a road not owned by UI, and notified the CDEP.  At the CDEP’s request, UI has determined the extent of the contamination on property within, and to some extent beyond, the limits of the Project.  In the second quarter of 2007, based on preliminary analysis, UI recorded a liability of $1.7 million related to the remediation.  UI filed a draft remediation action plan (RAP) with the CDEP and the United States Environmental Protection Agency (USEPA), which was reviewed by the agencies.  UI revised the RAP based on the agencies’ comments and filed a revised RAP, which has been approved by the agencies.  UI has issued a request for quote to three vendors and based upon preliminary bids UI is now estimating a $2.7 million cost for the actual work, including remediation.  UI expects to seek reimbursement for at least a portion of this amount from the property owner, the Connecticut Department of Transportation.  Any costs that are incurred by UI are expected to be recovered through transmission rates and are reflected as such in UIL Holdings’ Consolidated Statement of Income (Loss).

Branford Landfill

In June 2007, USEPA sent UI a request for information and documents related to the environmental conditions at, and USEPA’s cleanup of, a portion of the East Main Street Disposal Superfund Site in Branford, Connecticut.  That portion of the subject site cleaned up by the USEPA consists of two residential properties.  The USEPA requests information related to the period 1967-1986, primarily with respect to UI’s construction and operation of the New Haven Harbor Station generating facility.  After a diligent review of its corporate files and interviewing employees with knowledge regarding New Haven Harbor Station, UI completed and filed the information request with USEPA in August 2007.  UI cannot presently assess the impact, if any, of this recent USEPA request.

UI also received a letter in September 2007 (also addressed to Raytheon Corporation (Raytheon), successor to the building contractor for the New Haven Harbor Station facility, United Engineers and Constructors) in which the current property owner, Shoreline Trailer Court Mobile Homes, states its intent to file suit against UI and Raytheon under the Comprehensive Environmental Response, Liability, and Compensation Act (CERCLA), 42 U.S.C. Sec. 9601, et seq., for compensation relative to its remediation costs at the subject site.  The owner claims to have remediated the site at a cost of approximately $0.8 million and seeks compensation for that amount from UI and Raytheon.  UI is investigating the owner’s claims but it cannot presently assess the impact, if any, of this recent claim against UI.

Site Decontamination, Demolition and Remediation Costs

In June 2006, UI executed an agreement with the City of Bridgeport and its Redevelopment Authority (the City) for the transfer of title of UI’s Steel Point property to the City and settlement of all claims against the City with respect to relocation of a substation and repair/replacement of a bulkhead, in exchange for payment to UI of $14.9 million, which represents the commercial value of the property and cost to replace the bulkhead.  Pursuant to a Memorandum of Understanding among UI, the City of Bridgeport, and the City’s selected developer for the property (MOU), the City must also provide to UI, free of charge, a substation site within a reasonable proximity to the Steel Point property.  In July 2006, the DPUC approved the proposed transfer of property and all of the terms of the MOU.  The DPUC also accepted the proposed ratemaking treatment submitted by UI with respect to the property, the substation, and the bulkhead, which provides for UI to recover costs related to the Steel Point property through the CTA, subject to DPUC approval in the annual CTA/SBC reconciliation filing.  Title transferred to the City in December 2006, upon payment to UI of $10.3 million.  The remaining $4.6 million was paid in June  2007.

The City and developer released UI from any further liability with respect to the Steel Point property after title transferred, and the City and/or developer must now indemnify UI for environmental matters related to the Steel Point property.  The Steel Point property includes the land up to the bulkhead.  However, UI may be required to remove additional soil on the Steel Point property to achieve environmental compliance to remedy conditions that were discovered before title transferred.  The City and the developer have subsequently claimed that there is additional remediation that may be necessary.  UI has investigated the claim and determined that additional remediation does not appear to be warranted at this time.  However, any additional costs are expected to be recovered through the CTA.  The sole exception to the indemnity regarding the Steel Point property is for personal injury claims brought against UI by UI employees or contractors hired by UI relating to incidents that occurred on the site before title transferred to the City.  UI is not aware of any such claims.  In addition, the MOU provides that there is no indemnity for liability related to contaminated harbor sediments.  UI would seek to recover all uninsured costs related to such sediments that are UI’s responsibility, to the extent incurred, through the CTA, in accordance with the ratemaking treatment approved in the DPUC’s July 2006 decision.

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

In April 1999, UI completed the sale of its Bridgeport Harbor Station and New Haven Harbor Station generating plants in compliance with Connecticut’s electric utility industry restructuring legislation.  Environmental assessments performed in connection with the marketing of these plants indicate that substantial remediation expenditures will be required in order to bring the plant sites into compliance with applicable minimum Connecticut environmental standards.  The purchaser of the plants agreed to undertake and pay for the remediation of the purchased properties.  With respect to the portion of the New Haven Harbor Station site that UI retained, UI has performed an additional environmental analysis, indicating that approximately $3.2 million in remediation expenses will be incurred.  Actual remediation costs may be higher or lower than what is currently estimated.  The required remediation is virtually all on transmission-related property and UI has accrued these estimated expenses which were recovered in transmission rates.

In April 1999, UI also sold property to Bridgeport Energy LLC (BE).  UIL Holdings, through its subsidiary, United Bridgeport Energy, Inc. (UBE), held a minority ownership interest in BE at that time and until the sale of that interest to the majority owner in March 2006.  In connection with the sale of the property, UI entered into an environmental indemnity agreement with BE to provide indemnification related to certain environmental conditions specific to the site where BE’s generation facilities were constructed.  This environmental indemnification remains in lace following the sale of UBE’s interest in BE.  Because of soil management and other environmental remediation activities that were performed during construction of the generation facilities, UI does not regard its exposure under the environmental indemnity agreement as material.

From 1961 to 1976, UI owned a parcel of property in Derby, Connecticut, on which it operated an oil-fired electric generating unit.  For several years, the Connecticut Department of Environmental Protection (CDEP) has been monitoring and remediating a migration of fuel oil contamination from a neighboring parcel of property into the

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

adjacent Housatonic River.  Based on its own investigation to date, UI believes it has no responsibility for this contamination.  If regulatory agencies determine that UI is responsible for the cost of these remediation activities, UI may incur substantial costs, no estimate of which is currently available.

Electric System Work Center

UI’s January 2004 purchase of its Electric System Work Centerproperty, located in Shelton, Connecticut, caused a review under the CDEP’s Transfer Act Program.  Under this review, the CDEP had an opportunity to examine the current environmental conditions at the site and direct remediation, or further remediation, of any areas of concern.  At the conclusion of its review, the CDEP elected not to oversee any further site investigation or remediation at the site and directed UI to undertake any necessary evaluation and/or remediation (verification work) using an independent Licensed Environmental Professional (LEP).  UI hired an LEP and submitted a schedule to the CDEP for the verification work.  The schedule was approved by the CDEP and implementation of the verification work is on-going.  The verification work is not expected to have a material impact on the financial position or results of operations of UI.

Claim of Dominion Energy Marketing, Inc.

In December 2001, UI entered into an agreement with Virginia Electric and Power Company, which was subsequently assigned to its affiliate, Dominion Energy Marketing, Inc. (DEMI), for the supply of all of UI’s standard offer generation service needs from January 1, 2002 through December 31, 2003, and for the supply of all of UI’s generation service requirements for special contract customers through 2008 (Power Supply Agreement or PSA).  In December 2004, UI received a letter from DEMI claiming that under the terms of this agreement, DEMI should not have been allocated “CT Reliability COS” charges related to reliability-must-run agreements between ISO-NE and NRG (the owner of power plants located in Connecticut that were formerly owned by Northeast Utilities) in an amount currently estimated at $8.2 million, plus interest.  DEMI claimed that such charges are fixed operation and maintenance costs, rather than “Transmission Congestion Costs” for which DEMI is responsible under the terms of the PSA.  UI filed a complaint with the FERC requesting that it exercise jurisdiction and order DEMI to abide by the terms and conditions of the PSA and in May 2005, the FERC issued an order granting UI’s request, finding that DEMI was responsible for the “CT Reliability COS” charges.  The FERC granted DEMI’s request for rehearing and set the matter for hearing before a FERC administrative law judge (ALJ).   In May 2006, the ALJ issued an initial decision finding DEMI responsible for the “CT Reliability COS” charges.  DEMI subsequently took exception to the ALJ’s initial decision and requested that the Commission reconsider the initial decision.  The Commission unanimously adopted the ALJ’s initial decision and held that DEMI was responsible for the “CT Reliability COS” charges.  In March 2007, DEMI filed a request for rehearing of the Commission’s order.  In October 2007, the FERC denied DEMI’s request for rehearing, and the 60 day period within which DEMI may file an appeal in federal court has expired.

Gross Earnings Tax Assessment

In September  2005, the Appellate Division of the Connecticut Department of Revenue Services (DRS) ruled against UI’s appeal of a gross earnings tax assessment made by the DRS as the result of an audit examination that covered the period July 1, 1998 through December 31, 2000.  The assessment, in the amount of $0.1 million (including interest), is entirely attributable to activity within the year 2000 and arose as a result of changes to the gross earnings tax statutes enacted pursuant to Connecticut’s 1998 electric industry restructuring legislation.  UI believes that the DRS has erroneously determined that the gross earnings tax statutes, as amended, apply to the following three specific categories of revenues: (1) late payment fees imposed on customers that do not pay their bills within the time specified in their terms of service; (2) returned check fees imposed on customers whose checks were returned to UI due to insufficient funds; and (3) reconnection fees paid by customers who request to have their premises reconnected to UI’s system.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

UI has not paid the assessment and, in October 2005, filed a lawsuit with the Superior Court for the State of Connecticut in order to appeal the DRS’s ruling.  Because this issue has not been previously adjudicated, UI has recorded a reserve of $1.5 million, of which $0.3 million was recorded in 2007, representing UI’s total estimated liability for additional tax and interest covering: (1) the original audit period of July 1, 1998 through December 31, 2000; (2) a subsequent audit period of July 1, 2001 through June 30, 2004; and (3) the unaudited period of July 1, 2004 through December 31, 2007.

In April 2006, the DRS filed a petition with the DPUC with respect to this matter, specifically seeking a declaratory ruling from the DPUC as to its position regarding the applicability of the gross earnings tax statutes for periods on and after January 1, 2000 to the three specific categories of revenue in question noted above.  In August, 2006, the DPUC issued its final decision, which stated that although the applicable tax statute does not fall within the DPUC’s jurisdiction, the DPUC believes those specific categories of revenue should be subject to the gross earnings tax.  UI disagrees with this interpretation of the applicable tax statute and, as mentioned above, is contesting the DRS’s ruling in the Superior Court of the State of Connecticut.

Property Tax Assessment

In the first quarter of 2007, UI received notice from the City of Bridgeport (the City) that the personal property tax assessment for October 1, 2006 had been increased from the amount declared by UI of $55.7 million to $69.7 million, based upon the assertion by the City that UI’s property tax declaration was not timely filed.  UI mailed the declarations prior to the November 1, 2006 filing deadline, but the assessor asserts that the declarations were received after November 1, 2006 and were thus not timely filed.  UI appealed the increased assessment to the Bridgeport Board of Assessment Appeal which denied the appeal.  The increase in the personal property tax levied by the City equates to approximately $0.6 million.  UI believes that its property tax declaration was filed on a timely basis under Connecticut law and is contesting the increased assessment in the Superior Court of the State of Connecticut.  In July 2007, UI paid the first half of its property tax obligations to the City, which included half of the increased assessment, or $0.3 million, in order to avoid any potential interest charges applicable to unpaid property tax assessments.  UI has amended its complaint with the Superior Court to seek a refund of this $0.3 million payment.  Accordingly, a receivable has been recorded within the Consolidated Balance Sheet.  In January 2008, UI paid the second half of its property tax obligations to the City, which included the second half of the additional assessment, or $0.3 million.  UI will amend its complaint to seek a refund of this additional $0.3 million payment.

Cross-Sound Cable Company, LLC

On February 27, 2006, UIL Holdings and UCI completed the sale of UCI’s 25% ownership interest in Cross-Sound to Babcock & Brown Infrastructure Ltd.  The gross proceeds were $53.2 million in exchange for UCI’s equity interest in Cross-Sound and the repayment of a loan made by UIL Holdings to Cross-Sound.

After completion of the sale transaction, UIL Holdings and UCI continue to provide two guarantees, in original amounts of $2.5 million and $1.3 million, in support of guarantees by Hydro-Quebec (HQ), the former majority owner of Cross-Sound, to third parties in connection with the construction of the project.  Babcock & Brown is obligated to indemnify HQ from liabilities incurred under the existing guarantees and post a letter of credit in favor of HQ.  Accordingly, in the event HQ is called on to perform on the guarantees, UIL Holdings expects that HQ would first seek recovery from Babcock & Brown before requiring UIL Holdings and UCI to perform under its guarantees.

The $2.5 million guarantee supports an HQ guarantee to the Long Island Power Authority to provide for damages in the event of a delay in the date of achieving commercial operation of the Cross-Sound Cable.  UIL Holdings expects commercial operating status to be maintained and, accordingly, it has not recorded a liability related to this guarantee in its Consolidated Balance Sheet as of December 31, 2007.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The $1.3 million guarantee supports an agreement under which Cross-Sound is providing compensation to shell fishermen for their losses, including loss of income, incurred as a result of the installation of the cable.  The payments to the fishermen are being made over a 10-year period, ending October 2013, and the obligation under this guarantee reduces proportionately with each payment made.  As of December 31, 2007, the remaining amount of the guarantee was $1 million.  Based upon a management assessment, UIL Holdings has not recorded a liability related to this guarantee in its Consolidated Balance Sheet as of December 31, 2007.

(K)  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of UIL Holdings’ financial instruments are as follows:

	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)		(In Thousands)
Unrestricted cash and temporary cash investments	$13,156	$13,156	$63,364	$63,364

Long-term debt (1) (2)	$583,603	$587,275	$486,889	$486,455

(1)	The fair value of UIL Holdings’ long-term debt is estimated by UIL Holdings’ investment bankers based on market conditions at December 31, 2007 and 2006, respectively.
(2)            See Note (B), “Capitalization - Long-Term Debt.”

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(L) QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for 2007 and 2006 are set forth below:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
(In Thousands, Except Per Share Amounts)
2007
Operating Revenues	$274,909	$216,945	$268,061	$222,084
Operating Income from Continuing Operations	12,743	18,880	41,789	16,753
Continuing Operations	5,467	9,534	23,001	8,691
Discontinued Operations (Note N)	(111)	259	(2,008)	(136)
Net Income (Loss)	$5,356	$9,793	$20,993	$8,555

Earnings Per Share of Common Stock – Basic: (1)
Continuing Operations	$0.22	$0.38	$0.92	$0.35
Discontinued Operations (Note N)	-	$0.01	(0.08)	(0.01)
Net Earnings (Loss)	$0.22	$0.39	$0.84	$0.34

Earnings Per Share of Common Stock – Diluted: (2)
Continuing Operations	$0.21	$0.38	$0.91	$0.35
Discontinued Operations (Note N)	-	0.01	(0.08)	(0.01)
Net Earnings (Loss)	$0.21	$0.39	$0.83	$0.34

2006
Operating Revenues	$200,529	$199,914	$261,329	$184,949
Operating Income from Continuing Operations	13,382	21,496	39,748	4,530
Continuing Operations	16,838	10,279	29,686	1,913
Discontinued Operations (Note N)	(54,626)	(7,279)	(17,887)	(44,088)
Net Income (Loss)	$(37,788)	$3,000	$11,799	$(42,175)

Earnings Per Share of Common Stock – Basic: (1)
Continuing Operations	$0.69	$0.42	$1.21	$0.09
Discontinued Operations (Note N)	(2.24)	(0.30)	(0.73)	(1.80)
Net Earnings (Loss)	$(1.55)	$0.12	$0.48	$(1.71)

Earnings Per Share of Common Stock – Diluted: (2)
Continuing Operations	$0.68	$0.42	$1.19	$0.08
Discontinued Operations (Note N)	(2.21)	(0.30)	(0.72)	(1.77)
Net Earnings (Loss)	$(1.53)	$0.12	$0.47	$(1.69)

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

The following table reconciles certain segment information with that provided in UIL Holdings’ Consolidated Financial Statements.  In the table, distribution includes all utility revenue and expenses except for transmission, which is provided in a separate column.  “Other” includes the information for the remainder of UIL Holdings’ non-utility businesses, including minority interest investments and administrative costs.

	December 31, 2007
	UI
	Distribution	Transmission	Total UI	Other (1)	Total
Operating Revenues	$893,731	$87,273	$981,004	$995	$981,999
Fuel and Energy	516,487	-	516,487	-	516,487
Operation and maintenance	187,171	18,861	206,032	1,553	207,585
Transmission wholesale	-	32,763	32,763	-	32,763
Depreciation and amortization	85,269	4,889	90,158	212	90,370
Taxes - other than income taxes	35,249	9,376	44,625	4	44,629
Operating Income (Loss)	69,555	21,384	90,939	(774)	90,165

Other Income and (Deductions), net	7,893	1,528	9,421	3,475	12,896

Interest Charges, net	17,628	4,599	22,227	4,319	26,546

Income (Loss) From Continuing Operations Before Sale of
Equity Investments, Income Taxes and Equity Earnings	59,820	18,313	78,133	(1,618)	76,515
Gain (Losses) on sale of Equity Investments	-	-	-	-	-
Income (Loss) From Continuing Operations Before Income
Taxes and Equity Earnings	59,820	18,313	78,133	(1,618)	76,515
Income Taxes (Benefits)	25,236	5,685	30,921	(409)	30,512
Income (Loss) From Continuing Operations Before Equity
Earnings	34,584	12,628	47,212	(1,209)	46,003
Income (Losses) from Equity Investments	690	-	690	-	690
Income (Loss) From Continuing Operations	35,274	12,628	47,902	(1,209)	46,693
Discontinued Operations, Net of Tax	-	-	-	(1,996)	(1,996)
Net Income (Loss)	$35,274	$12,628	$47,902	$(3,205)	$44,697

	UI (2)
	Distribution	Transmission	Total UI	Other (1) (3)	Total
Total Assets	$-	$-	$1,717,316	$58,518	$1,775,834

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(M) SEGMENT INFORMATION (Continued)
	December 31, 2006
	UI
	Distribution	Transmission	Total UI	Other (1)	Total
Operating Revenues	$774,101	$71,831	$845,932	$789	$846,721
Fuel and Energy	413,851	-	413,851	-	413,851
Operation and maintenance	186,802	15,272	202,074	6,361	208,435
Transmission wholesale	-	31,632	31,632	-	31,632
Depreciation and amortization	65,025	5,020	70,045	208	70,253
Taxes - other than income taxes	35,152	8,226	43,378	16	43,394
Operating Income (Loss)	73,271	11,681	84,952	(5,796)	79,156

Other Income and (Deductions), net	6,075	1,647	7,722	3,411	11,133

Interest Charges, net	16,799	2,465	19,264	5,158	24,422

Income (Loss) From Continuing Operations Before Sale of
Equity Investments, Income Taxes and Equity Earnings	62,547	10,863	73,410	(7,543)	65,867
Gain (Losses) on sale of Equity Investments	-	-	-	18,908	18,908
Income (Loss) From Continuing Operations Before Income
Taxes and Equity Earnings	62,547	10,863	73,410	11,365	84,775
Income Taxes (Benefits)	17,685	3,735	21,420	4,835	26,255
Income (Loss) From Continuing Operations Before Equity
Earnings	44,862	7,128	51,990	6,530	58,520
Income (Losses) from Equity Investments	(277)	-	(277)	473	196
Income (Loss) From Continuing Operations	44,585	7,128	51,713	7,003	58,716
Discontinued Operations, Net of Tax	-	-	-	(123,880)	(123,880)
Net Income (Loss)	$44,585	$7,128	$51,713	$(116,877)	$(65,164)

	UI (2)
	Distribution	Transmission	Total UI	Other (1) (3)	Total
Total Assets	$-	$-	$1,496,948	$134,545	$1,631,493

	December 31, 2005
	UI
	Distribution	Transmission	Total UI	Other (1)	Total
Operating Revenues	$750,979	$61,416	$812,395	$828	$813,223
Fuel and Energy	413,930	-	413,930	-	413,930
Operation and maintenance	165,997	15,391	181,388	6,954	188,342
Transmission wholesale	-	25,017	25,017	-	25,017
Depreciation and amortization	61,049	3,342	64,391	158	64,549
Taxes - other than income taxes	33,962	7,289	41,251	3	41,254
Operating Income (Loss)	76,041	10,377	86,418	(6,287)	80,131

Other Income and (Deductions), net	8,255	1,092	9,347	1,201	10,548

Interest Charges, net	15,122	3,069	18,191	6,290	24,481

Income (Loss) From Continuing Operations Before Sale of
Equity Investments, Income Taxes and Equity Earnings	69,174	8,400	77,574	(11,376)	66,198
Gain (Losses) on sale of Equity Investments	-	-	-	-	-
Income (Loss) From Continuing Operations Before Income
Taxes and Equity Earnings	69,174	8,400	77,574	(11,376)	66,198
Income Taxes (Benefits)	30,113	2,908	33,021	(7,424)	25,597
Income (Loss) From Continuing Operations Before Equity
Earnings	39,061	5,492	44,553	(3,952)	40,601
Income (Losses) from Equity Investments	256	-	256	(7,382)	(7,126)
Income (Loss) From Continuing Operations	39,317	5,492	44,809	(11,334)	33,475
Discontinued Operations, Net of Tax	-	-	-	(2,221)	(2,221)
Net Income (Loss)	$39,317	$5,492	$44,809	$(13,555)	$31,254

	UI (2)
	Distribution	Transmission	Total UI	Other (1) (3)	Total
Total Assets	$-	$-	$1,466,356	$332,699	$1,799,055

(1)	Includes UIL Holdings Corporate and UIL Holdings' non-utility businesses.
(2)	Information for segmenting total assets between Distribution and Transmission is not available. Total UI assets are disclosed in the Total UI column. Net plant in service is segregated by segment and, as of December 31, 2007, was $527.7 million and $350.4 million for Distribution and Transmission, respectively. As of December 31, 2006, net plant in service was $491.8 million and $155.1 million for Distribution and Transmission, respectively. As of December 31, 2005, net plant in service was $458.1 million and $122.4 million for Distribution and Transmission, respectively.
(3)	Includes assets of discontinued operations held for sale.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(N) DISCONTINUED OPERATIONS

UIL Holdings substantially completed its sale of the business of its wholly-owned subsidiary, Xcelecom effective December 31, 2006 and in accordance with the provisions of SFAS No. 144, the results of Xcelecom have been reported as discontinued operations in the accompanying Consolidated Statement of Income (Loss), for the years ended December 31, 2007, 2006 and 2005, respectively and as discontinued operations held for sale in the Consolidated Balance Sheet as of December 31, 2007 and 2006.

A summary of the discontinued operations of Xcelecom follows:

	2007	2006	2005
		(In Thousands)

Net operating revenues	$-	$356,167	$399,873

Operating income (loss)	$(1,923)	$(111,900)	$(3,833)

Income (loss) before income taxes	$(3,389)	$(122,360)	$(2,941)
Income tax (expense) benefit	1,393	47,593	821
Income (loss) from discontinued operations,
net of tax, excluding gain (loss) on sales of
subsidiaries, net of tax	(1,996)	(74,767)	(2,120)
Gain (Loss) on sale of subsidiaries, net of tax	-	(49,113)	(102)

Net gain (loss) from discontinued operations	$(1,996)	$(123,880)	$(2,222)

UIL Holdings is contingently liable to sureties on performance and payment bonds issued by those sureties, relating to construction projects entered into by Xcelecom and its former subsidiaries in the normal course of business.  These bonds provide a guarantee to the customer that Xcelecom or its former subsidiaries will perform under the terms of a contract and that it will pay subcontractors and vendors.   Surety bonds remain outstanding on certain projects being completed by Xcelecom’s former companies.  The majority of these contingent commitments will expire within the first half of 2008.  If Xcelecom’s former companies and the buyers of those companies fail to perform under a contract or to pay subcontractors or vendors, the customer may demand that the surety make payments or provide services under the bond.  UIL Holdings must reimburse the surety for any expenses or outlays it incurs and seek recoupment of those expenses from the buyers of Xcelecom’s former companies.  Sureties have never been required to make payments on Xcelecom’s behalf under the bonds, and UIL Holdings believes that the buyers of Xcelecom’s former companies have every incentive to continue to perform their obligations on the construction projects and have adequate management and other resources to do so.  Accordingly, UIL Holdings concluded that it need not record a liability in connection with these obligations in its Consolidated Balance Sheet as of December 31, 2007.  As of December 31, 2007, sureties had issued bonds for the account of Xcelecom in the aggregate amount of approximately $181.3 million.  The expected remaining cost to complete for the projects covered by such surety bonds was approximately $19.4 million as of December 31, 2007.

Xcelecom recognizes certain significant claims for recovery of incurred costs when (1) it is probable that the claim will result in additional contract revenue, (2) when the amount of the claim can be reasonably estimated, and (3) when it is determined that there is legal basis for the claim.  Such amounts are recorded at estimated net realizable value and take into account factors that may affect Xcelecom’s ability to bill unbilled revenues and collect amounts after billing.  Receivables, related to claims, of $1.2 million are included in current assets of discontinued operations held for sale as

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

of December 31, 2007 and 2006, respectively.  In addition, UIL Holdings has the right to certain claims related to the sales of the Xcelecom businesses that are not included in the accompanying statement of Consolidated Statement of Income (Loss) for the year ended December 31, 2007.

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

In March 2007, UIL Holdings and Xcelecom entered into a prepayment agreement with the buyer of Terry’s Electric, Inc., (Terry’s) which the buyer purchased from Xcelecom in November 2006.  Under the terms of the agreement, UIL Holdings received $2.5 million in settlement of all obligations of the buyer under the agreement pursuant to which Terry’s was sold.  This resulted in an after-tax gain of $0.4 million, which is reported as discontinued operations in the accompanying Consolidated Statement of Income (Loss) for the year ended December 31, 2007.

On September 28, 2007, UIL Holdings and Xcelecom entered into a settlement agreement and second amendment to the December 29, 2006 Securities Purchase Agreement with SAIDS LLC (SAIDS), the buyer of Xcelecom subsidiary, Allan/Brite-Way Electrical Contractors, Inc.  Under the terms of the agreement, UIL Holdings received $0.5 million in settlement of certain obligations of the parties to each other.  Collections from certain project claims, accounts receivable and retention balances will be allocated to UIL Holdings.  This settlement had no impact on the accompanying Consolidated Statement of Income (Loss) for the year ended December 31, 2007.

On October 23, 2007, UIL Holdings and Xcelecom entered into a settlement agreement and first amendment to the December 29, 2006 Securities Purchase Agreement with Phalcon, Ltd, the buyer of Xcelecom subsidiaries, JBL Electric, Inc., JE Richards, Inc. and McPhee Electric Ltd., LLC.  Under the terms of the agreement, UIL Holdings received $7.3 million in settlement of outstanding notes receivable, interest receivable and certain obligations of the parties to each other.  UIL Holdings will retain 50% of the interest in certain outstanding project claims.  This settlement resulted in an after-tax loss of $1.6 million, which is reported as discontinued operations in the accompanying Consolidated Statement of Income (Loss) for the year ended December 31, 2007.

The aforementioned settlements significantly reduce the risks faced by UIL Holdings and Xcelecom in regards to among other things, the completion of certain outstanding projects, job cost degradation and collection of accounts receivable.  In addition, the settlement accelerated the payment of certain notes receivable which were scheduled to be collected through 2010.

PricewaterhouseCoopers LLP
125 High Street
Boston MA 02110
Telephone (617) 530 5000
Facsimile (617) 530 5001

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of UIL Holdings Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of UIL Holdings Corporation (the Company) at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note G to the consolidated financial statements, the Company changed the manner in which it accounts for pension and other postretirement benefits in 2006.

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

/s/ PricewaterhouseCoopers LLP

February 20, 2008

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

UIL Holdings carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of UIL Holdings’ disclosure controls and procedures as of December 31, 2007.  Based on the foregoing, UIL Holdings’ Chief Executive Officer and its Chief Financial Officer concluded that its disclosure controls and procedures were effective as of December 31, 2007.

Changes in Internal Control Over Financial Reporting

There have been no changes in UIL Holdings’ internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, UIL Holdings’ internal control over financial reporting.

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

Management assessed the effectiveness of UIL Holdings’ internal control over financial reporting as of December 31, 2007.  Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management determined that, as of December 31, 2007, UIL Holdings maintained effective internal control over financial reporting.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item  9B. Other Information.

None

Part III

Item 10.  Directors and Executive Officers.

The information appearing under the captions “ELECTION OF DIRECTORS” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in UIL Holdings Corporation’s (UIL Holdings’) definitive Proxy Statement for the Annual Meeting of the Shareowners to be held on May 14, 2008, which Proxy Statement will be filed with the Securities and Exchange Commission on or about April 4, 2008, is incorporated by reference in partial answer to this item.  See also “EXECUTIVE OFFICERS,” following Part I, Item 4 herein.  The UIL Holdings Code of Ethics for the Chief Executive Officer, Presidents, and Senior Financial Officers is available on UIL Holdings’ website (www.uil.com), and is included as Exhibit 14 to this filing on Form 10-K.

Item 11.  Executive Compensation.

The information appearing under the captions  “COMPENSATION DISCUSSION AND ANALYSIS,” “SUMMARY COMPENSATION TABLE,” “GRANTS OF PLAN-BASED AWARDS,” “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END,” “OPTIONS EXERCISES AND STOCK VESTED,” “QUALIFIED AND SUPPLEMENTAL EXECUTIVE DEFINED BENEFIT RETIREMENT PLANS,” “NONQUALIFIED DEFERRED COMPENSATION,” “POST-RETIREMENT PAYMENTS AND BENEFITS UPON TERMINATION OR CHANGE IN CONTROLS,” “DIRECTORS’ COMPENSATION,” “COMPENSATION AND EXECUTIVE DEVELOPMENT COMMITTEE REPORT ON EXECUTIVE COMPENSATION,” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION,” in UIL Holdings’ definitive Proxy Statement for the Annual Meeting of the Shareowners to be held on May 14, 2008, which Proxy Statement will be filed with the Securities and Exchange Commission on or about April 4, 2008, is incorporated by reference in answer to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information appearing under the captions “PRINCIPAL SHAREOWNERS” and “STOCK OWNERSHIP OF DIRECTORS AND OFFICERS” in UIL Holdings’ definitive Proxy Statement for the Annual Meeting of the Shareowners to be held on May 14, 2008, which Proxy Statement will be filed with the Securities and Exchange Commission on or about April 4, 2008, is incorporated by reference in partial answer to this item.  The information appearing in Item 5, “Market for UIL Holdings’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Equity Compensation Plan Information,” is incorporated by reference in partial answer to this item.

Item 13.  Certain Relationships and Related Transactions and Directors’ Independence.

The information appearing under the captions “TRANSACTIONS WITH RELATED PERSONS,” and “ELECTION OF DIRECTORS – DIRECTORS’ INDEPENDENCE” in UIL Holdings’ definitive Proxy Statement for the Annual Meeting of the Shareowners to be held on May 14, 2008, which Proxy Statement will be filed with the Securities and Exchange Commission on or about April 4, 2008, is incorporated by reference in answer to this item.

Item 14.  Principal Accounting Fees and Services.

The information appearing under the caption “BOARD OF DIRECTORS REPORT OF THE AUDIT COMMITTEE” in UIL Holdings’ definitive Proxy Statement for the Annual Meeting of the Shareowners to be held on May 14, 2008, which Proxy Statement will be filed with the Securities and Exchange Commission on or about April 4, 2008, is incorporated by reference in answer to this item.

Part IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) The following documents are filed as a part of this report:

Financial Statements (see Item 8):

Consolidated statement of income for the years ended December 31, 2007, 2006 and 2005

Consolidated statement of comprehensive income for the years ended December 31, 2007, 2006 and 2005

Consolidated statement of cash flows for the years ended December 31, 2007, 2006 and 2005

Consolidated Balance Sheet, December 31, 2007 and 2006

Consolidated statement of changes in shareholders’ equity for the years ended December 31, 2007, 2006 and 2005

Notes to consolidated financial statements

Report of independent registered public accounting firm

Financial Statement Schedule (see S-1)

Schedule II - Valuation and qualifying accounts for the years ended December 31, 2007, 2006 and 2005

(b)                Exhibits:

Pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, certain of the following listed exhibits, which are annexed as exhibits to previous statements and reports filed by UIL Holdings Corporation (Commission File Number 1-15052) (UIL) and/or The United Illuminating Company (Commission File Number 1-6788) (UI), are hereby incorporated by reference as exhibits to this report.  Such statements and reports are identified by reference numbers as follows:

(1)	Filed with UI and UIL Quarterly Report (Form 10-Q) for fiscal quarter ended September 30, 2000.
(2)	Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended June 30, 2002.
(3)	Filed with UI Registration Statement No. 33-40169, effective August 12, 1991.
(4)	Filed with UI Registration Statement No. 2-57275, effective October 19, 1976.
(5)	Filed with UI Annual Report (Form 10-K) for fiscal year ended December 31, 1995.
(6)	Filed with UI Annual Report (Form 10-K) for fiscal year ended December 31, 1996.
(7)	Filed with UI Registration Statement No. 2-60849, effective July 24, 1978.
(8)	Filed with UI Annual Report (Form 10-K) for fiscal year ended December 31, 1991.
(9)	Filed with UI Quarterly Report (Form 10-Q) for fiscal quarter ended June 30, 1997.
(10)	Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended September 30, 2002.
(11)	Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended September 30, 2001.
(12)	Filed with UI Annual Report (Form 10-K) for fiscal year ended December 31, 2000.
(13)	Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended March 31, 2003.
(14)	Filed with UI Annual Report (Form 10-K) for fiscal year ended December 31, 2003.
(15)	Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended March 31, 2004.
(16)	Filed with UIL Quarterly Report (Form 8-K) dated November 8, 2004.
(17)	Filed with UIL Quarterly Report (Form 8-K) dated July 8, 2005.
(18)	Filed with UIL Quarterly Report (Form 8-K) dated January 10, 2006.
(19)	Filed with UIL Quarterly Report (Form 8-K) dated July 25, 2005.
(20)	Filed with UIL Annual Report (Form 10-K) for fiscal year ended December 31, 2004.
(21)	Filed with UIL Quarterly Report (Form 8-K) dated September 26, 2005.
(22)	Filed with UIL Quarterly Report (Form 8-K) dated November 8, 2005.
(23)	Filed with UIL Current Report (Form 8-K) dated November 28, 2005.
(24)	Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended March 31, 2006.
(25)	Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended June 30, 2006.
(26)	Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended September 30, 2006.
(27)	Filed with UIL Annual Report (Form 10-K) for fiscal year ended December 31, 2006.
(28)	Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended March 31, 2007.
(29)	Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended June 30, 2007.
(30)	Filed with UIL Annual Report (Form 10-K) for fiscal year ended December 31, 2007.

The exhibit number in the statement or report referenced is set forth in the parenthesis following the description of the exhibit.  Those of the following exhibits not so identified are filed herewith.

Exhibit Table Item No.	Exhibit No.	Reference No.	Description
(2)	2.2#	(22)
Copy of Purchase Agreement by and among TransEnergie HQ, Inc., TransEnergie U.S. Ltd., United Capital Investments, Inc., Cross-Sound Cable Company, LLC, BBI CSC LLC, Babcock & Brown Infrastructure Limited, Babcock & Brown Investor Services Ltd., Hydro-Quebec, and United Resources, Inc. dated November 8, 2005.

(2)	2.2(b)	(24)
Copy of Restated Purchase Agreement by and among TransEnergie HQ, Inc., TransEnergie U.S. Ltd., United Capital Investments, Inc., Cross-Sound Cable Company, LLC, BBI CSC LLC, Babcock & Brown Infrastructure Limited, Babcock & Brown Investor Services Ltd., Hydro-Quebec, and United Resources, Inc., dated February 14, 2006.

(2)	2.2(c)	(24)
Copy of Amendment No. 1 to Restated Purchase Agreement by and among TransEnergie HQ, Inc., TransEnergie U.S. Ltd., United Capital Investments, Inc., Cross-Sound Cable Company, LLC, BBI CSC LLC, Babcock & Brown Infrastructure Limited, Babcock & Brown Investor Services Ltd., Hydro-Quebec, and United Resources, Inc., dated February 22, 2006.

(2)	2.2(d)	(24)
Copy of Amendment No. 2 to Restated Purchase Agreement by and among TransEnergie HQ, Inc., TransEnergie U.S. Ltd., United Capital Investments, Inc., Cross-Sound Cable Company, LLC, BBI CSC LLC, Babcock & Brown Infrastructure Limited, Babcock & Brown Investor Services Ltd., Hydro-Quebec, and United Resources, Inc., dated February 24, 2006.

(2)	2.3	(24)
Copy of Settlement Agreement and Release by and among United Bridgeport Energy, Inc., Duke Bridgeport Energy, LLC, UIL Holdings Corporation, Duke Capital, LLC, Bridgeport Energy LLC, and NC Development and Design Company, LLC, dated January 31, 2006.

(2)	2.4	(26)
Copy of Stock Purchase Agreement by and among UIL Holdings Corporation, Xcelecom, Inc. and NWN Corporation for all of the outstanding stock of 4Front Systems, Inc., The Datastore, Incorporated, and Datanet Services, Inc., dated August 29, 2006.

(2)	2.5	(27)
Copy of Securities Purchase Agreement by and among UIL Holdings Corporation, Xcelecom, Inc. and ODEC Holding Corporation for all of the outstanding stock of Orlando Diefenderfer Electrical Contractors, Inc., dated October 30, 2006.

(2)	2.6	(27)
Copy of Securities Purchase Agreement by and among UIL Holdings Corporation, Xcelecom, Inc. and TEI Acquisition Corporation for all of the outstanding stock of Terry’s Electric, Inc., dated November 30, 2006.

(2)	2.7	(27)
Copy of Securities Purchase Agreement by and among UIL Holdings Corporation, Xcelecom, Inc. and Allan Brite-Way Electrical Contractors, Inc., as a wholly owned subsidiary of SAIDS LLC, and SAIDS LLC for all of the outstanding  stock of Allan Brite-Way Electrical Contractors, Inc., dated December 29, 2006.

Exhibit Table Item No.	Exhibit No.	Reference No.	Description
(2)	2.8	(27)
Copy of Securities Purchase Agreement by and among UIL Holdings Corporation, Xcelecom, Inc. and Phalcon LTD. for all of the outstanding stock and membership units of McPhee Electric LTD, LLC, JBL Electric, Inc. and JE Richards, Inc., dated December 29, 2006.

(3)	3.1a	(1)	Copy of Certificate of Incorporation of UIL Holdings Corporation, as amended through July 20, 2000. (Exhibit 3.3)
(3)	3.1b	(29)	Copy of Certificate of Incorporation of UIL Holdings Corporation, as amended through May 11, 2007.

(3)	3.2	(30)	Copy of Amendment to Bylaws of UIL Holdings Corporation, dated December 17, 2007. (Exhibit 3)
(4)	4.1	(3)	Copy of Indenture, dated as of August 1, 1991, from The United Illuminating Company to The Bank of New York, Trustee. (Exhibit 4)
(10)	10.1	(4)	Copy of Stockholder Agreement, dated as of July 1, 1964, among the various stockholders of Connecticut Yankee Atomic Power Company, including The United Illuminating Company. (Exhibit 5.1-1)
(10)	10.2a	(4)	Copy of Power Contract, dated as of July 1, 1964, between Connecticut Yankee Atomic Power Company and The United Illuminating Company. (Exhibit 5.1-2)
(10)	10.2b	(5)	Copy of Additional Power Contract, dated as of April 30, 1984, between Connecticut Yankee Atomic Power Company and The United Illuminating Company. (Exhibit 10.2f)
(10)	10.2c	(6)	Copy of 1987 Supplementary Power Contract, dated as of April 1, 1987, supplementing Exhibits 10.2a and 10.2b. (Exhibit 10.2c)
(10)	10.2d	(6)	Copy of 1996 Amendatory Agreement, dated as of December 4, 1996, amending Exhibits 10.2b and 10.2c. (Exhibit 10.2d)
(10)	10.2e	(6)	Copy of First Supplement to 1996 Amendatory Agreement, dated as of February 10, 1997, supplementing Exhibit 10.2d. (Exhibit 10.2e)
(10)	10.3	(4)	Copy of Capital Funds Agreement, dated as of September 1, 1964, between Connecticut Yankee Atomic Power Company and The United Illuminating Company. (Exhibit 5.1-3)
(10)	10.4	(7)	Copy of Capital Contributions Agreement, dated October 16, 1967, between The United Illuminating Company and Connecticut Yankee Atomic Power Company. (Exhibit 5.1-5)
(10)	10.5a	(7)
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

(10)	10.5e	(14)
Copy of Transmission Line Agreement, dated May 15, 2003, between the State of Connecticut Department of Transportation and The United Illuminating Company, amending and restating Exhibit 10.5a. (Exhibit 10.5e)

Exhibit Table Item No.	Exhibit No.	Reference No.	Description
(10)	10.6a	(10)	Copy of Agreement and Supplemental Agreement, effective June 9, 2002, between The United Illuminating Company and Local 470-1, Utility Workers Union of America, AFL-CIO. (Exhibit 10.7d)
(10)	10.14*	(17)	Copy of Employment Agreement, dated as of July 8, 2005, between The United Illuminating Company and Richard J. Nicholas. (Exhibit 10.4)
(10)	10.15*	(17)	Copy of Performance Share Agreement for TSR Performance Shares, dated July 8, 2005, between UIL Holdings Corporation and Richard J. Nicholas. (Exhibit 10.5)
(10)	10.16*	(21)	Copy of Stock Option Agreement, dated September 26, 2005, between UIL Holdings Corporation and Richard J. Nicholas. (Exhibit 10.1)
(10)	10.17*	(17)	Copy of Employment Agreement, dated as of July 8, 2005, between The United Illuminating Company and Susan E. Allen. (Exhibit 10.6)
(10)	10.18*	(16)	Copy of Performance Share Agreement for Annual Performance Shares, dated as of November 8, 2004, between UIL Holdings Corporation and Susan E. Allen. (Exhibit 10.10)
(10)	10.22*	(17)	Copy of Employment Agreement, dated as of July 8, 2005, between The United Illuminating Company and Gregory W. Buckis. (Exhibit 10.7)
(10)	10.23*	(16)	Copy of Performance Share Agreement for Annual Performance Shares, dated as of November 8, 2004, between UIL Holdings Corporation and Gregory W. Buckis. (Exhibit 10.8)
(10)	10.24*	(16)	Copy of Employment Agreement, dated as of November 8, 2004, between UIL Holdings Corporation and Deborah C. Hoffman. (Exhibit 10.8)
(10)	10.25*	(17)	Copy of First Amendment, dated July 8, 2005, to Employment Agreement, dated as of November 8, 2004, between UIL Holdings Corporation and Deborah C. Hoffman. (Exhibit 10.9)
(10)	10.26*	(18)	Copy of Employment Agreement, dated as of January 10, 2006, between UIL Holdings Corporation and James P. Torgerson. (Exhibit 10.1)
(10)	10.27a*	(13)	Copy of UIL Holdings Corporation 1999 Amended and Restated Stock Plan, as Amended and Restated effective March 24, 2003. (Exhibit 10.16c)
(10)	10.27b*	(19)	Copy of First Amendment to the UIL Holdings Corporation 1999 Amended and Restated Stock Plan, dated July 26, 2005. (Exhibit 10)
(10)	10.27c	(28)	Copy of Second Amendment to the UIL Holdings Corporation 1999 Amended and Restated Stock Plan, dated March 27, 2007.
(10)	10.27d	(29)	Copy of Third Amendment to the UIL Holdings Corporation 1999 Amended and Restated Stock Plan, dated December 23, 2007.
(10)	10.28*	(11)	Copy of UIL Holdings Corporation Change In Control Severance Plan (As Amended and Restated Effective September 24, 2001). (Exhibit 10.21+)
(10)	10.29*	(12)	Copy of Non-Employee Directors’ Common Stock and Deferred Compensation Plan of UIL Holdings Corporation, as amended through December 31, 2000. (Exhibit 10.19*)
(10)	10.30*	(1)	Copy of UIL Holdings Corporation Non-Employee Directors Change in Control Severance Plan. (Exhibit 10.32+)
(10)	10.31a*	(25)	Copy of UIL Holdings Corporation Deferred Compensation Plan, as originally adopted effective January 27, 2003, reflecting amendments through March 24, 2003. (Exhibit 10.20)
(10)	10.31b*	(23)	Copy of Second Amendment to the UIL Holdings Corporation Deferred Compensation Plan. (Exhibit 10.1)
(10)	10.31c	(28)	Copy of Third Amendment to the UIL Holdings Corporation Deferred Compensation Plan, dated March 27, 2007.
(10)	10.32*	(15)	Copy of UIL Holdings Corporation Senior Executive Incentive Compensation Program. (Exhibit 10.19)

Exhibit Table Item No.	Exhibit No.	Reference No.	Description
(10)	10.33a*	(20)	Copy of UIL Holdings Corporation Executive Incentive Compensation Program (Exhibit 10.27a).
(10)	10.33b*	(20)	Copy of First Amendment to UIL Holdings Corporation Executive Incentive Compensation Program (Exhibit 10.27b).
(10)	10.34*	(20)	Copy of Form of Annual Performance Share Agreement under the UIL Holdings Corporation 1999 Amended and Restated Stock Plan (Exhibit 10.28).
(10)	10.35	(25)	Copy of Severance and Release Agreement, dated April 10, 2006, among UIL Holdings Corporation and Louis J. Paglia.
(10)	10.34*	(28)	Copy of Employment Agreement, dated February 28, 2007, between UIL Holdings Corporation and Linda L. Randell.
(10)	10.37*	(30)	Copy of Employment Agreement, dated January 26, 2004, between The United Illuminating Company and Anthony J. Vallillo.
(10)	10.37a*	(30)	Copy of First Amendment, dated, November 18, 2004 to Employment Agreement, dated as of January 26, 2004, between The United Illuminating Company and Anthony J. Vallillo.
(10)	10.37b*	(30)	Copy of Second Amendment, dated, November 28, 2005 to Employment Agreement, dated as of January 26, 2004, between The United Illuminating Company and Anthony J. Vallillo.
(10)	10.38*	(30)	Copy of Employment Agreement, dated March 26, 2004, between The United Illuminating Company and Richard J. Reed.
(10)	10.38a*	(30)	Copy of First Amendment, dated, November 18, 2004 to Employment Agreement, dated as of March 26, 2004, between The United Illuminating Company and Richard J. Reed.
(10)	10.39*	(30)	Copy of Employment Agreement, dated July 1, 2005, between The United Illuminating Company and Steven P. Favuzza.
(14)	14	(26)	Copy of UIL Holdings Corporation Code of Ethics for the Chief Executive Officer, Presidents, and Senior Financial Officers. (Exhibit 14)
(21)	21	(2)	List of subsidiaries of UIL Holdings Corporation. (Exhibit 21a)
(23)	23		Consent of Independent Registered Public Accounting Firm.
(31)	31.1		Certification of Periodic Financial Report.
(31)	31.2		Certification of Periodic Financial Report.
(32)	32		Certification of Periodic Financial Report.
______________________
*       Management contract or compensatory plan or arrangement.
**	UIL Holdings agrees to furnish a supplementary copy of any omitted schedules to this Agreement to the Securities and Exchange Commission upon request.
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

UIL HOLDINGS CORPORATION

Date: February 20, 2008	By /s/ James P. Torgerson
James P. Torgerson
President and Chief Executive Officer

Date:  February 20, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James P. Torgerson	Director, President	February 20, 2008
(James P. Torgerson) (Principal Executive Officer)	and Chief Executive Officer

/s/ Richard J. Nicholas	Executive Vice President and	February 20, 2008
(Richard J. Nicholas)	Chief Financial Officer
(Principal Financial Officer)

/s/ Steven P. Favuzza	Vice President and	February 20, 20008
(Steven P. Favuzza)	Controller
(Principal Accounting Officer)

/s/ F. Patrick McFadden, Jr.	Director and Chairman	February 20, 2008
(F. Patrick McFadden, Jr.)

/s/ John F. Croweak	Director	February 20, 2008
(John F. Croweak)

/s/ Betsy Henley-Cohn	Director	February 20, 2008
(Betsy Henley-Cohn)

/s/ James A. Thomas	Director	February 20, 2008
(James A. Thomas)

/s/ John L. Lahey	Director	February 20, 2008
(John L. Lahey)

Signature	Title	Date

/s/ Marc C. Breslawsky	Director	February 20, 2008
(Marc C. Breslawsky)

/s/ Thelma R. Albright	Director	February 20, 2008
(Thelma R. Albright)

/s/ Arnold L. Chase	Director	February 20, 2008
(Arnold L. Chase)

/s/ Daniel J. Miglio	Director	February 20, 2008
(Daniel J. Miglio)

/s/ William F. Murdy	Director	February 20, 2008
(William F. Murdy)

UIL Holdings Corporation
Schedule II - Valuation and Qualifying Accounts
For the Year Ended December 31, 2007, 2006 and 2005
(Thousands of Dollars)

Col. A.		Col. B.	Col. C		Col. D.		Col. E.
			Additions
		Balance at	Charged to	Charged to			Balance at
		Beginning	Costs and	Other			End
Classification		of Period	Expenses	Accounts	Deductions		of Period

RESERVE DEDUCTION FROM
ASSETS TO WHICH IT APPLIES:

Reserve for uncollectible
accounts (consolidated):
	2007	$2,600	$15,856	$-	$14,556	(A)	$3,900
	2006	$2,600	$10,687	$-	$10,687	(A)	$2,600
	2005	$2,600	$10,324	$-	$10,324	(A)	$2,600

(A) Accounts written off, net of recoveries

S-1