Form 10-Q
period 2008-05-06
UIL HOLDINGS CORP
filed 2008-05-06
CIK 1082510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Yes  ☒      No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐No ☒

The number of shares outstanding of the issuer’s only class of common stock, as of May 5, 2008 was 25,213,799.

INDEX

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

Item 1A.	Risk Factors.	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	38
Item 6.	Exhibits.	38
	SIGNATURES	39

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statement
UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(In Thousands except per share amounts)
(Unaudited)
	Three Months Ended
	March 31,
	2008	2007

Operating Revenues (Note F)
Utility	$234,417	$274,563
Non-utility businesses	207	346
Total Operating Revenues	234,624	274,909
Operating Expenses
Operation
Fuel and energy (Note F)	117,526	176,117
Operation and maintenance	52,419	46,995
Transmission wholesale	8,551	8,199
Depreciation and amortization (Note F)	25,186	19,590
Taxes - other than income taxes (Note F)	12,276	11,265
Total Operating Expenses	215,958	262,166
Operating Income	18,666	12,743

Other Income and (Deductions), net (Note F)	1,855	2,964

Interest Charges, net
Interest on long-term debt	7,277	5,278
Other interest, net (Note F)	208	193
	7,485	5,471
Amortization of debt expense and redemption premiums	432	404
Total Interest Charges, net	7,917	5,875

Income Before Income Taxes, Equity Earnings and
Discontinued Operations	12,604	9,832

Income Taxes (Note E)	5,686	4,452

Income Before Equity Earnings and Discontinued Operations	6,918	5,380
Income (Loss) from Equity Investments	(274)	87
Income from Continuing Operations	6,644	5,467
Discontinued Operations, Net of Tax (Note N)	(57)	(111)

Net Income	$6,587	$5,356

Average Number of Common Shares Outstanding - Basic	25,050	24,910
Average Number of Common Shares Outstanding - Diluted	25,399	25,230

Earnings Per Share of Common Stock - Basic:
Continuing Operations	$0.26	$0.22
Discontinued Operations	-	-
Net Earnings	$0.26	$0.22

Earnings Per Share of Common Stock - Diluted:
Continuing Operations	$0.26	$0.21
Discontinued Operations	-	-
Net Earnings	$0.26	$0.21

Cash Dividends Declared per share of Common Stock	$0.432	$0.432

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)
	Three Months Ended
	March 31,
	2008	2007

Net Income	$6,587	$5,356
Other comprehensive income (loss), net of tax:
Interest rate cap mark-to-market	(6)	18
Other Comprehensive Income (Loss)	(6)	18
Comprehensive Income (Note A)	$6,581	$5,374

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET

ASSETS
(In Thousands)
(Unaudited)
	March 31,	December 31,
	2008	2007
Current Assets
Unrestricted cash and temporary cash investments	$16,670	$13,156
Restricted cash	450	203
Utility accounts receivable less allowance of $3,900 and $3,900	82,225	83,572
Other accounts receivable	10,988	14,339
Unbilled revenues	43,050	42,910
Current regulatory assets	46,548	51,929
Materials and supplies, at average cost	4,195	3,250
Deferred income taxes	8,041	9,647
Refundable taxes, net	-	12,973
Prepayments	6,723	2,254
Other current assets	2,156	7,567
Current assets of discontinued operations held for sale	5,159	6,104
Total Current Assets	226,205	247,904

Other investments	12,518	13,821

Property, Plant and Equipment at original cost
In service	921,901	914,666
Less, accumulated depreciation	320,924	314,361
	600,977	600,305
Construction work in progress	323,893	278,061
Net Property, Plant and Equipment	924,870	878,366

Regulatory Assets (future amounts due from customers
through the ratemaking process)	642,209	616,966

Deferred Charges and Other Assets
Unamortized debt issuance expenses	6,971	7,219
Other long-term receivable	984	984
Contracts for differences	5,679	9,846
Other	680	728
Total Deferred Charges and Other Assets	14,314	18,777

Total Assets	$1,820,116	$1,775,834

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET

LIABILITIES AND CAPITALIZATION
(In Thousands)
(Unaudited)
	March 31,	December 31,
	2008	2007
Current Liabilities
Line of credit borrowings	$57,000	$15,000
Current portion of long-term debt	104,286	104,286
Accounts payable	88,652	100,529
Dividends payable	10,855	10,834
Accrued liabilities	19,377	30,435
Current regulatory liabilities	9,981	18,647
Interest accrued	5,708	6,186
Taxes accrued	13,116	-
Current liabilities of discontinued operations held for sale	4,805	5,040
Total Current Liabilities	313,780	290,957

Noncurrent Liabilities
Purchase power contract obligation	15,083	19,899
Pension accrued	27,890	27,495
Connecticut Yankee contract obligation	24,605	25,086
Other post-retirement benefits accrued	36,689	36,076
Contracts for differences	77,410	47,830
Other	4,927	6,075
Total Noncurrent Liabilities	186,604	162,461

Deferred Income Taxes (future tax liabilities owed
to taxing authorities)	313,834	313,812

Regulatory Liabilities (future amounts owed to customers
through the ratemaking process)	69,457	64,996

Commitments and Contingencies (Note J)

Capitalization (Note B)
Long-term debt	475,031	479,317

Common Stock Equity
Common stock	328,844	327,488
Paid-in capital	12,383	12,582
Capital stock expense	(2,170)	(2,170)
Unearned employee stock ownership plan equity	(1,425)	(1,662)
Accumulated other comprehensive loss	(34)	(28)
Retained earnings	123,812	128,081
Net Common Stock Equity	461,410	464,291

Total Capitalization	936,441	943,608

Total Liabilities and Capitalization	$1,820,116	$1,775,834

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash Flows From Operating Activities
Net income	$6,587	$5,356
Adjustments to reconcile net income
to net cash provided by operating activities:
(Gain) on settlement of note receivable	-	(577)
Depreciation and amortization	20,478	14,814
Deferred income taxes	(1,323)	2,280
Stock-based compensation expense (Note A)	1,592	1,170
Excess tax benefits from share-based compensation	(28)	(35)
Pension expense	2,654	4,171
Deferred investment tax credits (net)	(37)	(37)
Allowance for funds used during construction - equity	(576)	(527)
Undistributed (earnings) losses in equity investments	275	(87)
Excess generation service charge	(8,094)	(19,932)
Other non-cash items (net)	211	2,036
Changes in:
Accounts receivable - net	4,471	(19,466)
Materials and supplies	(944)	(273)
Prepayments	(4,533)	(1,988)
Accounts payable	(4,286)	3,976
Interest accrued	(471)	599
Taxes accrued and refundable	26,084	8,019
Accrued pension	(103)	(2,709)
Accrued liabilities	(6,679)	(9,476)
Other assets	1,349	(5,128)
Other liabilities	(1,322)	573
Total Adjustments	28,718	(22,597)
Net Cash provided by (used in) Operating Activities	35,305	(17,241)

Cash Flows from Investing Activities
Proceeds from settlement of note receivable	-	2,500
Plant expenditures including AFUDC debt	(59,715)	(40,839)
Changes in restricted cash	(247)	(209)
Net Cash (used in) Investing Activities	(59,962)	(38,548)

Cash Flows from Financing Activities
Issuances of common stock	357	392
Excess tax benefits from share-based compensation	28	35
Payments on long-term debt	(4,286)	(4,286)
Notes payable - short-term, net	42,000	38,000
Expenses of issuances	-	(35)
Payment of common stock dividend	(10,834)	-
Net Cash provided by Financing Activities	27,265	34,106

Cash and Temporary Cash Investments:
Net change for the period	2,608	(21,683)
Balance at beginning of period	14,770	63,364
Balance at end of period	17,378	41,681
Less cash and temporary cash investments of
discontinued operations at end of period	708	997
Continuing operations balance at end of period	$16,670	$40,684

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

(A)            STATEMENT OF ACCOUNTING POLICIES

Basis of Presentation

UIL Holdings Corporation (UIL Holdings) primarily operates its regulated utility business.  The utility business consists of the electric transmission and distribution operations of The United Illuminating Company (UI).  UIL Holdings also has non-utility businesses consisting of an operating lease and passive minority ownership interests in two investment funds (collectively held at United Capital Investments, Inc. (UCI)), a heating and cooling facility and an entity that collects receivables, disburses payables and manages claims related to a divested mechanical contracting business.  The non-utility businesses also recently included the operations of Xcelecom, Inc. (Xcelecom) until the substantial completion of the sale of that business effective December 31, 2006.  UIL Holdings is headquartered in New Haven, Connecticut, where its senior management maintains offices and is responsible for overall planning, operating and financial functions.  UIL Holdings’ Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in UIL Holdings’ Annual Report on Form 10-K for the year ended December 31, 2007.  Such notes are supplemented below.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).  Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted in accordance with Securities and Exchange Commission rules and regulations.  UIL Holdings believes that the disclosures made are adequate to make the information presented not misleading.  The information presented in the consolidated financial statements reflects all adjustments which, in the opinion of UIL Holdings, are necessary for a fair statement of the financial position and results of operations for the interim periods described herein.  All such adjustments are of a normal and recurring nature.  The results for the three months ended March 31, 2008 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2008.

Certain amounts reported in the Consolidated Balance Sheet, Consolidated Statement of Income and Consolidated Statement of Cash Flows in previous periods have been reclassified to conform to the current presentation.  These reclassifications include the reporting of results of certain Xcelecom subsidiaries as continued operations, the inclusion of a separate line item for transmission wholesale expenses and additional detail regarding non-cash operating activities.

Discontinued Operations / Assets Held for Sale

Under Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” a long-lived asset or group of assets (disposal group) is classified as discontinued operations when (1) the company commits to a plan to sell the long-lived asset (disposal group) within a 12-month period, (2) there will be no significant continuing involvement following the sale, and (3) certain other criteria set forth in the statement are satisfied.  In such a case:

•	The long lived-asset (disposal group) will be measured at the lower of its carrying value or fair value, less costs to sell, and will be classified as held for sale on the Consolidated Balance Sheet.
•	The long-lived asset (disposal group) will not be depreciated (amortized) while it is classified as held for sale.
•	The related operations of the long-lived asset (disposal group) will be reported as discontinued operations in the Consolidated Statement of Income, with all comparable periods restated.
•	The operations and cash flows of the disposal group are expected to be eliminated from ongoing operations.

In April 2006, UIL Holdings classified its wholly-owned subsidiary, Xcelecom as held for sale.  Certain Xcelecom subsidiaries no longer meet the criteria of SFAS No. 144, and as such, the assets and liabilities and results of operations of those entities have been reclassified to continuing operations in UIL Holdings’ Consolidated Balance Sheet at March 31, 2008 and December 31, 2007, and Consolidated Statement of Income for the period ended March 31, 2008 and 2007.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Major classes of assets and liabilities of the discontinued operations of Xcelecom consist of: current assets of $5.2 million, consisting primarily of cash, receivables and prepaid insurance; and current liabilities of $4.8 million, consisting mainly of accrued insurance payables.

Earnings per Share

The following table presents a reconciliation of the basic and diluted earnings per share calculations for the three months ended March 31, 2008 and March 31, 2007:

	Income Applicable to	Average Number of	Earnings
	Common Stock	Shares Outstanding	per Share
	(In Thousands, except per share amounts)
2008
Basic earnings from continuing operations	$6,644	25,050	0.26
Basic loss from discontinued operations	(57)	25,050	-
Basic earnings	6,587	25,050	0.26
Effect of dilutive securities (1)	-	349	-
Diluted earnings	$6,587	25,399	0.26
2007
Basic earnings from continuing operations	$5,467	24,910	$0.22
Basic loss from discontinued operations	(111)	24,910	-
Basic earnings	5,356	24,910	0.22
Effect of dilutive securities (1)	-	320	(0.01)
Diluted earnings	$5,356	25,230	$0.21

(1) Reflecting the effect of dilutive stock options, performance shares and restricted stock.

Stock options to purchase 323,535 shares of common stock were outstanding but not included in the computation of diluted earnings per share because the options exercise prices were greater than the average market price of the common shares during the first quarter of 2008.  All options to purchase shares of common stock outstanding were included in the computation of diluted earnings per share for the period ended March 31, 2007.

Stock-Based Compensation

In January 2006, UIL Holdings adopted SFAS No. 123 (Revised), “Share-Based Payment” (SFAS No. 123R), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees.”  Under the modified prospective method of adoption, pursuant to SFAS No. 123R, options granted after December 31, 2005 are expensed based on their fair value at date of grant over the vesting period, following the non-substantive vesting approach.

Under the UIL Holdings 1999 Amended and Restated Stock Plan (Plan), UIL Holdings implemented a performance-based long-term incentive arrangement pursuant to which certain members of management have the opportunity to earn a pre-determined number of performance shares, the number of which is predicated upon the achievement of various pre-defined performance measures.  These performance shares vest at the end of the three-year cycle with the actual issuance of UIL Holdings’ common stock in respect of such shares following the end of each three-year cycle.  A new three-year cycle begins in January of each year.  UIL Holdings records compensation expense for these performance shares ratably over the three-year period, except in the case of retirement-eligible employees, for whom compensation expense is immediately recognized in accordance with SFAS No. 123R, based on the value of the expected payout at the end of each year relative to the performance measures achieved.  An additional $0.5 million of compensation expense was recorded in the first quarter of 2008 with respect to retirement-eligible employees based on the application of SFAS No. 123R retirement-eligible provisions.  A target amount of 73,450 performance shares were granted in March 2008; the average of the high and low market price on the date of grant was $30.115 per share.  In March 2008, 37,707 vested shares were issued to members of management and receipt of 14,377 vested shares was deferred.  The number of deferred shares that ultimately will be issued is subject to the personal income tax elections of the applicable employees.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

In March 2008, UIL Holdings granted a total of 2,615 shares of restricted stock to its President and Chief Executive Officer, James P. Torgerson, under the Plan and in accordance with his employment agreement; the average of the high and low market price on the date of grant was $30.115 per share.  Compensation expense for this restricted stock is recorded ratably over the five-year vesting period for such restricted stock.

In March 2008, UIL Holdings granted a total of 13,282 shares of restricted stock to UI’s President and Chief Operating Officer, Anthony J. Vallillo, under the Plan; the average of the high and low market price on the date of grant was $30.115 per share.  Compensation expense for this restricted stock is recorded 50% over a two-year vesting period and 50% over a three-year vesting period for such restricted stock.

In March 2008, UIL Holdings granted a total of 31,528 shares of restricted stock to non-executive directors under the Plan; the average of the high and low market price on the date of grant was $30.115 per share.  Compensation expense for this restricted stock is recorded ratably over the three-year vesting period for such restricted stock.  In March 2008, 20,000 shares of previously-granted restricted stock grants to directors vested, of which 8,000 shares were issued to directors who did not elect to have their vested shares deferred.

Total stock-based compensation expense for the three months ended March 31, 2008 and 2007 was $1.6 million and $1.2 million, respectively.

Comprehensive Income

Comprehensive income for the three months ended March 31, 2008 and 2007 was equal to net income, less an interest rate cap mark-to-market adjustment of an immaterial amount, after-tax, related to $64.5 million principal amount of Pollution Control Refunding Revenue Bonds.  For further information regarding this interest rate cap transaction, see Note (B), “Capitalization – Long-Term Debt.”

Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes.”  FIN No. 48 clarifies the accounting for uncertainty in income tax benefits recognized in an entity’s financial statements in accordance with SFAS No. 109.  The interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that has a level of uncertainty of being sustained on audit by the taxing authority.  Under FIN No. 48, UIL Holdings may recognize the tax benefit of an uncertain tax position only if management believes it is more likely than not that the tax position will be sustained on examination by the taxing authority based upon the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based upon the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

UIL Holdings adopted the provisions of FIN No. 48 on January 1, 2007 and did not recognize any additional liability for unrecognized tax benefits, or accrue any interest or penalties associated with uncertain tax benefits, as of January 1, 2007.  During 2007 and the first quarter of 2008, UIL Holdings did not recognize any increase in unrecognized tax benefits as a result of positions taken during this period or for those positions taken in any prior period.  As a result, as of March 31, 2008, UIL Holdings did not have any unrecognized tax benefits.

UIL Holdings’ policy is to recognize interest accrued and penalties associated with uncertain tax positions as a component of operating expense.  During the periods ended March 31, 2008 and 2007, respectively, no interest or penalties associated with uncertain tax positions was recognized.  As of each of March 31, 2008 and December 31, 2007, no accrued interest or penalties are reflected in the Consolidated Balance Sheet.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)
Regulatory Accounting

UIL Holdings’ regulatory assets and liabilities as of March 31, 2008 and December 31, 2007 were comprised of the following:

	March 31	December 31,
	2008	2007
	(In Thousands)
Regulatory Assets
Nuclear plant investments – above market	$349,613	$354,724
Income taxes due principally to book-tax differences	61,900	58,843
Long-term purchase power contracts–above market	15,083	19,899
Connecticut Yankee	24,605	25,086
Unamortized redemption costs	15,914	16,115
Stranded cost recovery	49,677	54,760
Pension and other post-retirement benefit plans	86,046	87,434
Contracts for differences	75,407	40,882
Other	10,512	11,152
Total regulatory assets	688,757	668,895
Less current portion of regulatory assets	46,548	51,929
Regulatory Assets, Net	$642,209	$616,966

Regulatory Liabilities
Accumulated deferred investment tax credits	$5,308	$5,344
Deferred gain on sale of property	37,579	37,579
Excess generation service charge	7,583	15,677
Asset removal costs	2,739	2,817
Other	26,229	22,226
Total regulatory liabilities	79,438	83,643
Less current portion of regulatory liabilities	9,981	18,647
Regulatory Liabilities, Net	$69,457	$64,996

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements.  This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  See Note (K), “Fair Value of Financial Instruments” for additional disclosures related to SFAS No. 157.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  SFAS No. 161 is an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  Management is currently evaluating the impact of this statement.

(B)  CAPITALIZATION

Common Stock

UIL Holdings had 25,213,799 shares of its common stock, no par value, outstanding at March 31, 2008, of which (1) 69,852 shares were unallocated shares held by UI’s 401(k)/Employee Stock Ownership Plan (KSOP) and (2) 50,875 shares were shares of restricted stock.  The unallocated shares held by the KSOP and shares of restricted stock are not recognized as outstanding for purposes of calculating basic earnings per share.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

UI has an arrangement under which it loaned $11.5 million to the KSOP.  Prior to the formation of UIL Holdings, the trustee for the KSOP used the funds to purchase 547,167 shares of UI common stock in open market transactions.  On July 20, 2000, effective with the formation of a holding company structure, unallocated shares held by the KSOP were converted into shares of UIL Holdings’ common stock.  The shares will be allocated to employees’ KSOP accounts, as the loan is repaid, to cover a portion of the required KSOP contributions.  Compensation expense is recorded when shares are committed to be allocated based on the fair market value of the stock.  The loan will be repaid by the KSOP over a 12-year period ending October 1, 2009, using employer contributions and UIL Holdings’ dividends paid on the unallocated shares of the stock held by the KSOP.  Dividends on allocated shares are charged to retained earnings.  As of March 31, 2008, 69,852 shares, with a fair market value of $2.1 million, had been purchased by the KSOP and had not been committed to be released or allocated to KSOP participants.

Long-Term Debt

On March 9, 2006, UI entered into an interest rate cap (rate cap) transaction to mitigate interest rate risk with respect to the $64.5 million principal amount of Pollution Control Refunding Revenue Bonds, 2003 Series, due October  1, 2033, issued by the Business Finance Authority of the State of New Hampshire (the Bonds).  The Bonds are currently in an auction rate mode by which the interest rate is established at auction every 35 days.  When there are insufficient clearing bids as a result of an auction, the interest rate will be set at a maximum rate equal to the product of a multiple of 125% to 225%, based on the credit rating on the Bonds assigned by Moody’s or S&P, and one-month London Interbank Offering Rate (LIBOR), and the bondholders will continue to hold the Bonds.  In the event of subsequent failed auctions of the Bonds, the interest rate on the bonds will continue to be reset at the maximum rate.  The interest rate on these bonds at April 7, 2008 was the maximum rate of 3.405%.

The rate cap was set at 3.680% and became effective March 30, 2006.  The rate cap will terminate on August 5, 2009.  The rate cap is tied to the Securities Industry and Financial Markets Association Municipal Swap Index (SIFMA), formerly the U.S. Dollar – Bond Market Association Municipal Swap Index.  If the average of the index for the calculation period exceeds the rate cap, UI will be paid an amount based on such difference.  In the past, the interest rate on the Bonds would have been priced based on the SIFMA index.  However, with the conditions in the auction rate bond market described in Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” there is no longer a correlation between the SIFMA index and the interest rate on the Bonds.  The SIFMA index has declined, and the interest rate on the Bonds has increased, resulting in the interest rate cap becoming inefficient.  At the end of each quarter, changes in the market value of the rate cap are marked-to-market, which resulted in an immaterial amount charged to expense for the period ended March 31, 2008.  UI paid $0.6 million to enter into the rate cap transaction, which is being amortized over the life of the rate cap based upon quarterly fair market value analysis.  As such, the above transaction constitutes hedge accounting and is marked-to-market in accordance with SFAS No. 133.

(C)  REGULATORY PROCEEDINGS

Department of Public Utility Control

UI generally has several regulatory proceedings open and pending at the DPUC at any given time.  Examples of such proceedings include an annual DPUC review and reconciliation of UI’s Competitive Transition Assessment (CTA) and Systems Benefit Charges (SBC) revenues and expenses, dockets to consider specific restructuring or electricity market issues, consideration of specific rate or customer issues, and review of conservation programs.

Application of The United Illuminating Company for the Approval of the Issuance of Debt

In April 2007, UI filed an application with the DPUC regarding its financing plan for the period from 2007 through 2009.  UI received approval from the DPUC to issue not more than $375 million principal amount of debt securities (the Proposed Notes) at interest rates representing a maximum authorized spread of 250 basis points above the comparable U.S. Treasury rate.  The proceeds from the sales of the Proposed Notes may be used by UI for the following purposes: (1) to refinance $225 million principal amount of maturing existing debt; (2) to finance capital expenditures; (3) for general corporate purposes; (4) to repay short-term borrowings incurred to temporarily fund

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

these requirements; and (5) to pay issuance costs related to the Proposed Notes.  UI issued $175 million of debt in 2007.  Since that time, the financial markets have experienced volatility and tightening credit conditions, and, although the ten-year U.S. Treasury security rate has declined, investor requirements have resulted in higher credit spreads over the comparable U.S. Treasury security rate.  On April 11, 2008, UI filed a motion to reopen the docket for the limited purpose of requesting an increase in the amount of the maximum authorized credit spread above the comparable U.S. Treasury rate from 250 basis points to 400 basis points.  On April 16, 2008, the DPUC granted UI’s request to reopen the docket.

2008 Rates

In December 2007, the DPUC issued a letter ruling to address changes to all of UI’s rate components effective as of January 1, 2008.  The letter ruling approved requested changes to UI’s distribution charges (pursuant to the DPUC’s decisions resulting from the 2005 Rate Case) as well as changes to UI’s transmission, CTA, SBC, Conservation and Load Management (CLM), Renewable Energy Investment (REI), and Non-Bypassable Federally Mandated Congestion Charge (NBFMCC).  Because a decision in UI’s semi-annual NBFMCC filing was scheduled for later than January 1, 2008, changes to NBFMCC rates included projected 2008 expenses as reflected in UI’s semi-annual filing.  This permitted all rate components to be established by the DPUC in one proceeding.  The letter ruling also approved Generation Services Charge (GSC) rates for each of the six-month periods from January 1, 2008 through June 30, 2008 and July 1, 2008 through December 31, 2008, respectively and last resort service GSC rates for the January 1, 2008 through March 31, 2008 time period.  For a typical Rate R residential customer using 700 kilowatt-hours per month, the rate changes on January 1, 2008 resulted in an increase of $2.75 per month, or 1.8%.

Pension and Postretirement Expenses

In February 2007, the Internal Revenue Service mandated a change in the mortality tables utilized for certain ERISA-related liability calculations, effective January 1, 2007.  As a result, UI made a corresponding change to its mortality table assumption used to determine pension and postretirement expense for accounting purposes.  This change resulted in an increase to pension and postretirement expenses of approximately $1.8 million annually.  In its 2005 Rate Case, UI requested regulatory asset treatment for the increase in pension and postretirement expenses if, and when, the Internal Revenue Service mandated a change in the mortality tables during the 2006 to 2009 period.  On August 1, 2007, in response to a UI request for clarification, the DPUC confirmed that it would be appropriate for UI to set up a regulatory asset for the change in such expenses resulting from the use of the new mortality tables.  As of March 31, 2008, UI has deferred approximately $2.3 million of pension and postretirement expense and has set up a regulatory asset, reflecting the increase in costs.  UI will continue to defer the incremental pension and postretirement costs resulting from the change in the mortality tables until its next rate case and believes it is probable that the regulatory asset will be recovered.

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

UI has wholesale power supply agreements in place for the supply of all of UI’s standard service customers for all of 2008 and one half of 2009.  Under Connecticut legislation passed in 2007, supplier of last resort service is procured

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

on a quarterly basis.  These contracts are derivatives under SFAS No. 133 and UI elected the “normal purchase, normal sale” exception under SFAS No. 133.

Contracts for Differences

Pursuant to Connecticut’s Energy Independence Act or (EIA), the DPUC initiated a process to solicit bids to create new or incremental capacity resources in order to reduce federally mandated congestion charges.  In August 2007, the DPUC approved four “contracts for differences” under which each contract specifies a capacity quantity and a monthly settlement that reflects the difference between a forward market price and the contract price.  As directed by the DPUC, UI executed two of the contracts and The Connecticut Light and Power Company (CL&P) executed the other two contracts.  Simultaneously, UI executed a sharing agreement with CL&P whereby UI pays 20% of the costs and obtains 20% of the benefits of the contracts.  The DPUC has determined that costs associated with these contracts for differences will be recoverable by UI and CL&P, and in accordance with SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” UI has deferred recognition of costs (a regulatory asset) or has recognized obligations (a regulatory liability).  The above contracts are derivatives and are marked-to-market in accordance with SFAS No. 133.  As of March 31, 2008, UI has recorded a derivative asset of $5.7 million, a regulatory asset of $75.4 million, a derivative liability of $77.4 million and a regulatory liability of $3.7 million in the accompanying Consolidated Balance Sheet.

Generation

In October 2007, UI entered into a joint development agreement (the Agreement) with NRG Energy, Inc. (NRG), pursuant to which UI and NRG agreed to work together on an exclusive basis to develop and submit to the DPUC a joint proposal to construct peaking generation in Connecticut.  UI and NRG submitted a proposal in March 2008, and a DPUC decision is scheduled for June 2008.  In the event that the DPUC accepts a joint proposal submitted by the parties, the Agreement contemplates that UI and NRG would each hold a 50% ownership interest in the peaking generation facilities, which would be located on sites in Connecticut.

Regional Transmission Organization for New England

Transmission Return on Equity (ROE)

On October 31, 2006, the FERC issued an initial order establishing allowable ROEs for various types of transmission assets (ROE Order) for transmission owners in New England, including UI.  The ROE Order set a base ROE of 10.20% and approved two ROE adders as follows: (i) a 50 basis point ROE adder on Pool Transmission Facilities (PTF) for participation in Regional Transmission Organization for New England (RTO-NE); and (ii) a 100 basis point ROE adder for new transmission investment included in the ISO-New England Regional System Plan (RTEP).  In addition, the FERC approved an ROE adjustment reflecting updated U.S. Treasury Bond data, applicable prospectively from the date of the order.

Under the ROE Order, UI’s ROE on transmission facilities depends on whether they are PTF or non-PTF.  As a member of RTO-NE, UI qualified for the 50 basis point ROE adder for its PTF.  The 100 basis point ROE adder for new investment was available for new PTF identified by ISO-NE in its Regional System Plan.  Non-PTF were not eligible for either the 50 basis point ROE adder for RTO participation or the 100 basis point ROE adder for new investment because the Transmission Owners (TOs) have not turned over complete operational control over non-PTF to ROE-NE and because non-PTF are not used to provide regional transmission service.  The following is a summary of the ROEs for UI’s PTF and non-PTF as authorized by the FERC in the ROE Order:

	Existing Transmission		New Transmission
	PTF	Non-PTF	PTF (1)	Non-PTF
2/1/05 to 10/30/06	10.7%	10.2%	11.7%	10.2%
10/31/06 and forward	11.4%	10.9%	12.4%	10.9%

(1) ROE available for new PTF identified by ISO-NE in its Regional System Plan.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

UI’s overall transmission ROE will be determined by the mix of UI’s transmission rate base between new and existing transmission assets, and whether such assets are PTF or non-PTF.  UI’s transmission assets are primarily PTF.  For 2007, UI’s overall allowed weighted-average ROE for its transmission business was 11.97%.

The TOs, various state agencies, public officials and electric cooperatives filed requests for rehearing of the FERC ROE Order.  In March 2008, the FERC issued an order (Rehearing Order) granting in part, the TOs request for rehearing and adjusted the base-level ROE from 10.2% to 10.4%.  The FERC denied the state agencies, public officials and electric cooperatives requests for rehearing regarding the FERC’s upward adjustment to the base-level ROE and confirmed that the TOs were entitled to a 74 basis point adjustment for the going-forward period.

The FERC granted rehearing in part with respect to the 100 basis point ROE adder for RTEP-approved projects.  In particular, the FERC reaffirmed its approval of the 100 basis point ROE incentive for existing RTEP-approved projects, provided that these projects are completed and come on line as of December 31, 2008.  The FERC held, however, that it would not extend a pre-approved authorization for any future projects without a specific showing justifying the incentive on a project-by-project basis, consistent with the requirements of the FERC order.

As a result of the Rehearing Order, the ROEs applicable to UI’s transmission rate base will be as follows:

	Existing Transmission		New Transmission
	PTF	Non-PTF	PTF (1)	Non-PTF
2/1/05 to 10/30/06	10.90%	10.40%	11.90%	10.40%
10/31/06 and forward	11.64%	11.14%	12.64%	11.14%

(1) ROE available for new PTF identified by ISO-NE in its Regional System Plan for assets that come on line prior to December 31, 2008.

UI has determined that, as a result of the increase in the base-level ROE per the Rehearing Order, it should collect from customers approximately $0.6 million.

UI’s overall transmission ROE will be determined by the mix of UI’s transmission rate base between new and existing transmission assets, and whether such assets are PTF or non-PTF.  UI’s transmission assets are primarily PTF.  For 2008, UI is estimating an overall allowed weighted-average ROE for its transmission business of approximately 12.4%.

Middletown/Norwalk Transmission Project

In April 2005, the Connecticut Siting Council approved a project to construct a 345-kV transmission line from Middletown, Connecticut, to Norwalk, Connecticut, which was jointly proposed by UI and The Connecticut Light and Power Company (CL&P).  This project is expected to improve the reliability of the transmission system in southwest Connecticut.  UI is constructing and will own and operate transmission and substation facilities comprising approximately 20% of the total project cost. In May 2007, the FERC issued an order which accepted UI’s request for the inclusion of 100% of Construction Work In Progress in rate base and accepted a 50 basis point adder for advanced transmission technologies, which will be applied to costs associated with certain elements of the project.  UI estimates that approximately 50% of the project costs are associated with the advanced transmission technologies for which the 50 basis point adder was approved by the FERC.  In July 2007, the FERC granted rehearing for further consideration but has not yet issued a substantive order on the requests for rehearing.

Based on the ROE Order, the Middletown/Norwalk Transmission Project, as an RTEP-approved project, was eligible for the 100 basis point ROE adder for new transmission investment.  However, the Middletown/Norwalk Transmission Project is not scheduled to be on-line prior to the December 31, 2008 cut-off for that incentive established in the Rehearing Order.  On April 23, 2008, UI filed with the FERC a request for clarification, or in the alternative, rehearing of its Rehearing Order to confirm that the Middletown/Norwalk Transmission Project is entitled to the 100 basis point incentive.  If necessary, UI will make a separate filing with the FERC to obtain this incentive.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(D)  SHORT-TERM CREDIT ARRANGEMENTS

UIL Holdings has a money market loan arrangement with JPMorgan Chase Bank.  This is an uncommitted short-term borrowing arrangement under which JPMorgan Chase Bank may make loans to UIL Holdings for fixed periods.  The periods may be from one day up to six months, depending on UIL Holdings’ credit rating.  JPMorgan Securities, Inc. acts as an agent and sells the loans to investors.  The fixed interest rates on the loans are determined based on conditions in the financial markets at the time of each loan.  As of March 31, 2008, UIL Holdings did not have any short-term borrowings outstanding under this arrangement.

UIL Holdings and UI entered into a revolving credit agreement with a group of banks that extends to December 22, 2011.  The borrowing limit under the facility for UI is $175 million, with $50 million of the limit available for UIL Holdings.  The facility permits borrowings at fluctuating interest rates determined by reference to Citibank’s New York base rate and the Federal Funds Rate (as defined in the facility), and also permits borrowings for fixed periods of time specified by UI and UIL Holdings at fixed interest rates determined by the Eurodollar interbank market in London.  The facility also permits the issuance of letters of credit up to $50 million.  As of March 31, 2008, UI had $57 million outstanding under the facility.  UIL Holdings had a standby letter of credit outstanding in the amount of $1 million that expires on January 31, 2009, but is automatically extended for one year from the expiration date (or any future expiration date), unless the issuer bank elects not to extend.

(E) INCOME TAXES

	Three Months Ended
	March 31,	March 31,
	2008	2007
	(In Thousands)
Income tax expense for continuing operations consists of:

Income tax provisions:
Current
Federal	$6,632	$2,743
State	539	(158)
Total current	7,171	2,585
Deferred
Federal	(839)	1,731
State	(609)	173
Total deferred	(1,448)	1,904

Investment tax credits	(37)	(37)

Total income tax expense for continuing operations	$5,686	$4,452

Income tax components charged as follows:
Operating tax expense	$6,824	$4,919
Nonoperating tax benefit	(1,028)	(502)
Equity investment tax benefit	(110)	35

Total income tax expense for continuing operations	$5,686	$4,452

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

The combined statutory federal and state income tax rate for UIL Holdings’ Connecticut-based entities for the first quarter of 2007 and 2008 was 39.875%.  Differences in the treatment of certain transactions for book and tax purposes occur which cause the rate of UIL Holdings’ reported income tax expense to differ from the statutory tax rate described above.  The effective book income tax rate for the quarter ended March 31, 2008 is 46.1% as compared to 44.9% for the quarter ended March 31, 2007.  The increase in the 2008 effective book income tax rate is due primarily to differences in the amount of book depreciation in excess of non-normalized tax depreciation.  The effective book income tax rate for the three months ended March 31, 2008 is higher than the 2008 statutory tax rate due primarily to: (1) non-normalized effect associated with the CTA, and (2) differences in the amount of book depreciation in excess of non-normalized tax depreciation.

UIL Holdings and its subsidiaries are subject to the United States federal income tax statutes administered by the Internal Revenue Service (IRS).  UIL Holdings and its subsidiaries are also subject to the income tax statutes of the State of Connecticut and those of other states in which UIL Holdings’ subsidiaries have operated and transacted business in the past.  As of March 31, 2008, the tax years 2004, 2005 and 2006 remain open and subject to audit for both federal income tax and state income tax purposes.  Currently the IRS is conducting an examination of the tax years 2004, 2005 and 2006.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(F) SUPPLEMENTARY INFORMATION

	Three Months Ended
	March 31,
	2008	2007
	(In Thousands)
Operating Revenues
Utility:
Retail	$204,899	$237,016
Wholesale	9,977	8,975
Other	19,541	28,572
Non-utility business unit revenues:
Other	207	346
Total Operating Revenues	$234,624	$274,909

Fuel and Energy
Fuel and Energy Expense	$122,666	$181,295
Purchase Power above market fuel expense credit	(5,140)	(5,178)
Total Fuel and Energy Expense	$117,526	$176,117

Depreciation and Amortization
Utility property, plant, and equipment depreciation	$9,726	$9,610
Non-utility business property, plant, and equipment	26	-
Total Depreciation	$9,752	$9,610
Amortization of nuclear plant regulatory assets	10,194	4,692
Amortization of purchase power contracts	5,140	5,178
Subtotal CTA Amortization	15,334	9,870
Amortization of intangibles	8	8
Amortization of other regulatory assets	92	102
Total Amortization	15,434	9,980
Total Depreciation and Amortization	$25,186	$19,590

Taxes - Other than Income Taxes
Operating:
Connecticut gross earnings	$7,692	$6,624
Local real estate and personal property	2,600	2,757
Payroll taxes	1,984	1,884
Total Taxes - Other than Income Taxes	$12,276	$11,265

Other Income and (Deductions), net
Interest income	$586	$1,348
Allowance for funds used during construction	978	987
C&LM incentive	158	145
Energy generation and load curtailment incentives	(46)	-
ISO load response, net	660	799
Miscellaneous other income and (deductions) - net	(481)	(315)
Total Other Income and (Deductions), net	$1,855	$2,964

Other Interest, net
Notes Payable	$253	$160
Other	(45)	33
Total Other Interest, net	$208	$193

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(G)  PENSION AND OTHER BENEFITS

The United Illuminating Company Pension Plan covers the majority of officers and employees of UIL Holdings and UI.  UI also has a non-qualified supplemental pension plan for certain employees and a non-qualified retiree-only pension plan for certain early retirement benefits.

UI adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits an amendment of FASB No. 87, 88, 106 and 132(R),” as of December 31, 2006 on a prospective basis.  The Statement requires an employer that sponsors one or more defined benefit pension or other postretirement plans to recognize an asset or liability for the overfunded or underfunded status of the plan.  For a pension plan, the asset or liability is the difference between the fair value of the plan’s assets and the projected benefit obligation.  For any other postretirement benefit plan, the asset or liability is the difference between the fair value of the plan’s assets and the accumulated postretirement benefit obligation.  UI will reflect all unrecognized prior service costs and credits and unrecognized actuarial gains and losses as regulatory assets rather than in accumulated other comprehensive income, as it is probable that such items are recoverable through the ratemaking process in future periods.

The following tables represent the components of net periodic benefit cost for pension and other post-retirement benefits (OPEB) for the three months ended March 31, 2008 and 2007.

	For the Quarter Ended March 31,
	Pension Benefits			Other Post-Retirement Benefits
	2008	2007		2008	2007
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$1,717	$1,831		$349	$325
Interest cost	5,243	5,009		1,052	879
Expected return on plan assets	(6,432)	(6,506)		(632)	(596)
Amortization of:
Prior service costs	188	221		(26)	(31)
Transition obligation (asset)	-	-		265	265
Actuarial (gain) loss	1,049	1,586		465	411
	$1,765	$2,141		$1,473	$1,253
Additional amount recognized due to settlement	-	776	(1)	-	-

Net periodic benefit cost (2)	$1,765	$2,917		$1,473	$1,253

The following actuarial weighted average assumptions were used in calculating net periodic benefit cost for the three months ended March 31, 2008 and 2007:

Discount rate - Qualified Pension Benefits	6.35%	5.75%	N/A	N/A
Discount rate - Non-Qualified Pension Benefits	6.00%	5.75%	N/A	N/A
Discount rate - Other Post-Retirement Benefits	N/A	N/A	6.40%	5.75%
Average wage increase	4.40%	4.40%	N/A	N/A
Return on plan assets	8.50%	8.50%	8.50%	8.50%
Pre-65 health care trend rate (current year)	N/A	N/A	10.50%	10.00%
Pre-65 health care trend rate (2019 forward)	N/A	N/A	5.00%	5.50	% (3)
Post-65 health care trend rate (current year)	N/A	N/A	10.50%	5.50%
Post-65 health care trend rate (2019 forward)	N/A	N/A	5.00%	5.00	% (4)

N/A – not applicable
(1) Reflects settlement charges resulting from a distribution to a former employee upon retirement.
(2) For the period ended March 31, 2008 and 2007, UI has reclassified $0.5 million and $0.4 million, respectively of pension expense and $0.1 million of OPEB expense in both periods ended March 31, 2008 and 2007, respectively, shown above to a regulatory asset, reflecting additional amounts recoverable in rates due to changes in the mortality tables (see Note (C), Regulatory Proceedings).
(3) For the period ended March 31, 2007, the pre-65 health care trend rate was (2012 forward).
(4) For the period ended March 31, 2007, the post-65 health care trend rate was (2008 forward).

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(H)  RELATED PARTY TRANSACTIONS

Arnold L. Chase, a Director of UIL Holdings since June 28, 1999, holds a beneficial interest in the building located at 157 Church Street, New Haven, Connecticut, where UI leases office space for its corporate headquarters.  UI’s lease payments for this office space totaled $2.7 million and $2.5 million, respectively, for the three months ended March 31, 2008 and 2007.

(J)  COMMITMENTS AND CONTINGENCIES

Connecticut Yankee Atomic Power Company

UI has a 9.5% stock ownership share in the Connecticut Yankee Atomic Power Company (Connecticut Yankee), the carrying value of which was $1.1 million as of March 31, 2008.  In 1996, the Board of Directors of Connecticut Yankee voted unanimously to retire the Connecticut Yankee nuclear plant (the Connecticut Yankee Unit) from commercial operation.  A settlement agreement approved by the FERC that became effective in 2000 allows Connecticut Yankee to collect, through the power contracts with the unit’s owners, the FERC-approved decommissioning costs, other costs associated with the permanent shutdown of the Connecticut Yankee Unit, the unrecovered investment in the Connecticut Yankee Unit, and a return on equity of 6%.  The decommissioning project was completed in 2007.  In October 2007, the State of Connecticut’s Department of Environmental Protection (CDEP) approved Connecticut Yankee’s application for a Stewardship Permit which states that all corrective action measures required at the Connecticut Yankee site pursuant to Connecticut law have been completed subject to post-remediation groundwater monitoring.  In November 2007, the Nuclear Regulatory Commission (NRC) issued a license reduction for the Connecticut Yankee site limiting it to the independent spent-fuel storage installation (ISFSI) (see DOE Spent Fuel Litigation below).  In accordance with the provisions of an August 2006 settlement agreement, approved by the FERC in November 2006, Connecticut Yankee wrote-off a portion of deferred decommissioning costs in the amount of $10 million as non-recoverable.  UI’s share of this disallowance after-tax was $0.3 million, which was recorded in 2006.  In 2007, in accordance with the settlement agreement, as a result of receiving the license reduction described above before January 1, 2008, Connecticut Yankee was allowed to reverse 50%, or $5 million, of the 2006 disallowance.  UI’s share of this recovery after tax was $0.2 million, which was recorded in the fourth quarter of 2007.  Further, the 2006 Settlement Agreement required Connecticut Yankee to file a true-up analysis within 90 days of receiving the license reduction and in compliance with that provision, Connecticut Yankee filed its true-up analysis with the FERC on February 28, 2008.

Connecticut Yankee updates its cost to decommission the unit at least annually, and more often as needed, and provides UI with a projected recovery schedule depicting annual costs expected to be billed to UI, including a return on investment over the term of the projected recovery period.  The present value of these costs is calculated using UI’s weighted-average cost of capital and, after consideration of recoverability, recorded as a Connecticut Yankee Contract Obligation and a corresponding regulatory asset.  At March 31, 2008, UI has regulatory approval to recover in future rates (through the CTA) its $24.6 million regulatory asset for Connecticut Yankee over a term ending in 2015.

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

In 1998, Connecticut Yankee, along with Maine Yankee and Yankee Atomic, two other New England-based owners of shut-down nuclear generating plants, filed claims in the United States Court of Federal Claims seeking damages resulting from the breach of the 1983 contracts by the DOE.  In November of 1998, the Court ruled that the DOE had breached the contracts and was liable for damages, but left the amount of damages to be determined after a trial on the evidence.  In October 2006, the Court issued judgment for Connecticut Yankee in the amount of $34.2

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

million for its spent-fuel-related costs through 2001, ruling in favor of Connecticut Yankee on substantially all of the major issues.  Connecticut Yankee had sought $37.7 million in damages for the period covered by the decision.  In December 2006, the DOE appealed the decision to the United States Court of Appeals for the Federal Circuit and the parties continue to make filings in that proceeding.  In December 2007, Connecticut Yankee filed a second set of complaints against the government seeking unspecified damages incurred since January 1, 2002 for the DOE’s failure to live up to its obligation to begin removing Connecticut Yankee’s spent fuel in 1998.  As an interim measure until the DOE complies with its contractual obligation to dispose of Connecticut Yankee’s spent fuel, Connecticut Yankee constructed an ISFSI, utilizing dry-cask storage, on the site of the Connecticut Yankee Unit and completed the transfer of its Nuclear Waste to the ISFSI in 2005.

Hydro-Quebec

UI is a participant in the Hydro-Quebec (HQ) transmission tie facility linking New England and Quebec, Canada.  UI has a 5.45% participating share in this facility, which has a maximum 2000-megawatt equivalent generation capacity value.  In April 1991, UI furnished a guarantee in the amount of $11.7 million, for its participating share of the debt financing for one phase of this facility.  The amount of this guarantee, which expires in August 2015, is reduced monthly, proportionate with principal paid on the underlying debt.  As of March 31, 2008, the amount of UI’s guarantee for this debt totaled approximately $2.2 million.

Middletown/Norwalk Transmission Project

In April 2007, during construction of the Middletown/Norwalk transmission project (the Project) in Bridgeport, Connecticut, UI encountered soil contaminated with polychlorinated biphenyls.  UI stopped construction at the location, which was a road not owned by UI, and notified the CDEP.  At the CDEP’s request, UI determined the extent of the contamination on property within, and to some extent beyond, the limits of the Project.  UI filed a draft remediation action plan (RAP) with the CDEP and the United States Environmental Protection Agency (USEPA), which was reviewed by the agencies.  UI revised the RAP based on the agencies’ comments and filed a revised RAP, which has been approved by the agencies.  UI is estimating a $2.9 million cost for the RAP, which began in the first quarter of 2008.  UI expects to seek reimbursement for at least a portion of this amount from the property owner, the Connecticut Department of Transportation.  Any costs that are incurred by UI are expected to be recovered through transmission rates and are reflected as such in UIL Holdings’ Consolidated Statement of Income.

On April 17, 2008, UI received two change order requests totaling approximately $19 million from the general contractor responsible for civil construction work in connection with the installation of UI’s portion of the Project’s underground electric cable system.  The request seeks compensation for the general contractor’s subcontractor for alleged extra work and delay.  UI is evaluating the change order requests to determine whether they have any merit.  If it is determined that the change order requests are valid, UI would seek recovery through the normal regulatory process.

Environmental Concerns

In complying with existing environmental statutes and regulations and further developments in areas of environmental concern, including legislation and studies in the fields of water quality, hazardous waste handling and disposal, toxic substances, and electric and magnetic fields, UIL Holdings and its wholly-owned direct and indirect subsidiaries may incur substantial capital expenditures for equipment modifications and additions, monitoring equipment and recording  devices, and it may incur additional operating expenses.  The total amount of these expenditures is not now determinable.  Environmental damage claims may also arise from the operations of UIL Holdings’ subsidiaries.  In addition to the environmental issues related to the Middletown/Norwalk transmission project described above, significant environmental issues known to UIL Holdings at this time are described below.

Branford Landfill

In June 2007, the USEPA sent UI a request for information and documents related to the environmental conditions at, and the USEPA’s cleanup of, a portion of the East Main Street Disposal Superfund Site in Branford, Connecticut.  That portion of the subject site cleaned up by the USEPA consists of two residential properties.  The USEPA

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

requested information related to the period 1967 to 1986, primarily with respect to UI’s construction and operation of the New Haven Harbor Station generating facility.  After a diligent review of its corporate files and interviewing employees with knowledge regarding New Haven Harbor Station, UI completed and filed the information request with the USEPA in August 2007.  UI cannot presently assess the impact, if any, of this USEPA request.

UI also received a letter in September 2007 (also addressed to Raytheon Corporation (Raytheon), successor to the building contractor for the New Haven Harbor Station facility, United Engineers and Constructors) in which the current property owner, Shoreline Trailer Court Mobile Homes, states its intent to file suit against UI and Raytheon under the Comprehensive Environmental Response, Liability, and Compensation Act, 42 U.S.C. Sec. 9601, et seq., for compensation relative to its remediation costs at the subject site.  The owner claims to have remediated the site at a cost of $0.8 million and seeks compensation for that amount from UI and Raytheon.  UI is investigating the owner’s claims, but it cannot presently assess the impact, if any, of this claim against UI.

Site Decontamination, Demolition and Remediation Costs

In June 2006, UI executed an agreement with the City of Bridgeport and its Redevelopment Authority (the City) for the transfer of title of UI’s Steel Point property to the City and settlement of all claims against the City with respect to relocation of a substation and repair/replacement of a bulkhead, in exchange for payment to UI of $14.9 million, which represents the commercial value of the property and cost to replace the bulkhead.  Pursuant to a Memorandum of Understanding (MOU) among UI, the City of Bridgeport, and the City’s selected developer for the property, the City must also provide to UI, free of charge, a substation site within a reasonable proximity to the Steel Point property.  In July 2006, the DPUC approved the proposed transfer of property and all of the terms of the MOU.  The DPUC also accepted the proposed ratemaking treatment submitted by UI with respect to the property, the substation, and the bulkhead, which provides for UI to recover costs related to the Steel Point property through the CTA, subject to DPUC approval in the annual CTA/SBC reconciliation filing.

The City and developer released UI from any further liability with respect to the Steel Point property after title transferred, and the City and/or developer must now indemnify UI for environmental matters related to the Steel Point property.  The Steel Point property includes the land up to the bulkhead.  However, UI may be required to remove additional soil on the Steel Point property to achieve environmental compliance to remedy conditions that were discovered before title transferred.  The City and the developer have subsequently claimed that there is additional remediation that may be necessary.  UI has investigated the claim and determined that additional remediation does not appear to be warranted at this time.  Any additional remediation costs are expected to be recovered through the CTA.  The sole exception to the indemnity regarding the Steel Point property is for personal injury claims brought against UI by UI employees or contractors hired by UI relating to incidents that occurred on the site before title transferred to the City.  UI is not aware of any such claims.  In addition, the MOU provides that there is no indemnity for liability related to contaminated harbor sediments.  UI would seek to recover all uninsured costs related to such sediments that are UI’s responsibility, to the extent incurred, through the CTA, in accordance with the ratemaking treatment approved in the DPUC’s July 2006 decision.

A site on the Mill River in New Haven was conveyed by UI in 2000 to an unaffiliated entity, Quinnipiac Energy LLC (QE), reserving to UI permanent easements for the operation of its transmission facilities on the site.  At the time of the sale, a fund of approximately $1.9 million, an amount equal to the then-current estimate for remediation, was placed in escrow for purposes of bringing soil and groundwater on the site into compliance with applicable environmental laws.  Approximately $0.1 million of the escrow fund remains unexpended.  QE’s environmental consultant reports that approximately $2 million of remediation remains to be performed.  QE has entered into a long-term agreement to lease the property to a developer (Evergreen Power).  UI could be required by applicable environmental laws to finish remediating any subsurface contamination at the site if it is determined that QE and/or Evergreen Power has not completed the appropriate environmental remediation at the site.

In April 1999, UI completed the sale of its Bridgeport Harbor Station and New Haven Harbor Station generating plants in compliance with Connecticut’s electric utility industry restructuring legislation.  With respect to the portion of the New Haven Harbor Station site that UI retained, UI has performed an additional environmental analysis, indicating that

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

approximately $3.2 million in remediation expenses will be incurred.  Actual remediation costs may be higher or lower than what is currently estimated.  The required remediation is virtually all on transmission-related property and UI has accrued these estimated expenses, which were recovered in transmission rates.

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

UI has not paid the assessment and, in October 2005, filed a lawsuit with the Superior Court for the State of Connecticut in order to appeal the DRS’s ruling.  Because this issue has not been previously adjudicated, UI has recorded a reserve of $1.5 million representing UI’s total estimated liability for additional tax and interest covering: (1) the original audit period of July 1, 1998 through December 31, 2000; (2) a subsequent audit period of July 1, 2001 through June 30, 2004; (3) the period of January 1, 2005 through December 31, 2007, which is currently under audit; and (4) the unaudited period January 1, 2008 through March 31, 2008.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

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

Property Tax Assessment

In the first quarter of 2007, UI received notice from the City of Bridgeport (Bridgeport) that the personal property tax assessment for October 1, 2006 had been increased from the amount declared by UI of $55.7 million to $69.7 million, based upon the assertion by Bridgeport that UI’s property tax declaration was not timely filed.  UI mailed the declarations prior to the November 1, 2006 filing deadline, but the assessor asserts that the declarations were received after November 1, 2006 and were thus not timely filed.  UI appealed the increased assessment to the Bridgeport Board of Assessment Appeal which denied the appeal.  The increase in the personal property tax levied by Bridgeport equates to approximately $0.6 million.  UI believes that its property tax declaration was filed on a timely basis under Connecticut law and is contesting the increased assessment in the Superior Court of the State of Connecticut.  UI paid its property tax obligations to Bridgeport, which included the increased assessment, or $0.6 million, in order to avoid any potential interest charges applicable to unpaid property tax assessments.  UI has amended its complaint with the Superior Court to seek a refund of this $0.6 million payment and has recorded a receivable on UIL Holdings’ Consolidated Balance Sheet.

Cross-Sound Cable Company, LLC

UIL Holdings and UCI continue to provide two guarantees, in original amounts of $2.5 million and $1.3 million, in support of guarantees by Hydro-Quebec (HQ), the former majority owner of Cross-Sound Cable, LLC (Cross-Sound) (an entity in which UCI held a minority interest until the sale of that interest in February 2006), to third parties in connection with the construction of the project.

The $2.5 million guarantee supports an HQ guarantee to the Long Island Power Authority to provide for damages in the event of a delay in the date of achieving commercial operation of the Cross-Sound cable.  UIL Holdings expects commercial operating status to be maintained and, accordingly, it has not recorded a liability related to this guarantee in its Consolidated Balance Sheet as of March 31, 2008.

The $1.3 million guarantee supports an agreement under which Cross-Sound is providing compensation to shell fishermen for their losses, including loss of income, incurred as a result of the installation of the cable.  The payments to the fishermen are being made over a 10-year period, ending October 2013, and the obligation under this guarantee reduces proportionately with each payment made. As of March 31, 2008, the remaining amount of the guarantee was $1 million.  Based upon a management assessment, UIL Holdings has not recorded a liability related to this guarantee in its Consolidated Balance Sheet as of March 31, 2008.

(K) FAIR VALUE OF FINANCIAL INSTRUMENTS

UIL Holdings adopted SFAS No. 157 effective January 1, 2008 on a prospective basis.  UIL Holdings applies fair value measurements to certain assets and liabilities, primarily derivative assets and liabilities related to contracts for differences and asset retirement obligations.  See Note (C), “Regulatory Proceedings” for additional disclosures related to SFAS No. 157.

As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS No. 157 outlines three valuation techniques, including: 1) the market approach, which utilizes prices and other relevant information generated by market transactions; 2) the income approach, which converts future amounts, including cash flows, to a discounted present value; and 3) the cost approach, which is based on the amount that currently would be required to

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

replace the asset.  Inputs into these valuation techniques can be readily observable, market corroborated, or generally unobservable.  SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value.  The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:

Level 1 -
Quoted prices are available in active markets for identical assets and liabilities as of the reporting date.  Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 -
Pricing inputs are other than quoted prices in active markets as included in Level 1, which are either directly or indirectly observable as of the reporting date.  Level 2 includes those financial instruments that are valued using models or other valuation methodologies.  These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures.  Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, which can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

Level 3 -
Pricing inputs include significant inputs that are generally less observable from objective sources.  These inputs may be used with internally-developed methodologies that result in management’s best estimate of fair value.  Level 3 instruments include those that may be more structured or otherwise tailored to customers’ needs.  At each balance sheet date, UIL Holdings performs an analysis of all instruments subject to SFAS No. 157 and includes in Level 3 all of those whose fair value is based on significant unobservable inputs.

UIL Holdings utilizes an income approach valuation technique to value the majority of its assets and liabilities measured and reported at fair value.  The following table sets forth, by level within the fair value hierarchy, UIL Holdings’ financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2008.  As required by SFAS No. 157, financial assets and liabilities are classified in their entirety, based on the lowest level of input that is significant to the fair value measurement.  UIL Holdings’ assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

	Level 1	Level 2	Level 3	Total
	(In Thousands)

Assets:
Contracts for differences	$-	$-	$5,679	$5,679

Liabilities:
Contracts for differences	$-	$-	$77,410	$77,410

Net contracts for differences assets/(liabilities), March 31, 2008	$-	$-	$(71,731)	$(71,731)

The determination of fair value of the contracts for differences was based on a probability-based expected cash flow analysis that was discounted at the March 31, 2008 risk-free interest rate.  Certain management assumptions were required, including development of pricing that extended over the term of the contracts.  In addition, UIL performed an assessment of risks related to obtaining regulatory, legal and siting approvals, as well as obtaining financing resources and ultimately attaining commercial operation.   Included in this assessment was the withdrawal of an appeal, during the first quarter of 2008, by an entity that submitted a proposal to the DPUC but was not selected.  This event increased the probability that the projects will attain commercial operation, resulting in an increase in the contracts for differences liability during the quarter.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

The DPUC has determined that costs associated with these contracts for differences would be recoverable.  In accordance with SFAS No. 71, any unrealized gains/(losses) for Level 3 recurring items are recorded within regulatory assets and regulatory liabilities on the Consolidated Balance Sheet with an offsetting adjustment to fuel and energy expense on the Consolidating Statement of Income.  As a result of this adjustment, there is no impact to net income.

The following table sets forth a reconciliation of changes in the fair value of the assets and liabilities above that are classified as Level 3 in the fair value hierarchy.

Three Months Ended
March 31, 2008
(In Thousands)

Net contracts for differences assets/(liabilities), January 1, 2008	$(37,984)
Unrealized gains and (losses), net	(33,747)
Purchases, issuances, and settlements	-
Transfers in and/or out of Level 3	-
Net contracts for differences assets/(liabilities), March 31, 2008	$(71,731)

Change in unrealized gains (losses), net relating to net contracts
for differences assets/(liabilities), still held as of March 31, 2008	$(33,747)

The following table sets forth a reconciliation of changes in the net regulatory asset/(liability) balances that were established to recover any unrealized gains/(losses) associated with the contracts for differences.  The amounts offset the net contract for differences liabilities detailed above.

Three Months Ended
March 31, 2008
(In Thousands)

Net regulatory assets/(liabilities), January 1, 2008	$37,984
Unrealized (gains) and losses, net	33,747
Net regulatory assets/(liabilities), March 31, 2008	$71,731

The following table sets forth, by level within the fair value hierarchy, UIL Holdings’ financial liabilities that were accounted for at fair value on a non-recurring basis as of March 31, 2008.

	At Fair Value as of March 31, 2008
	Level 1	Level 2	Level 3	Total
	(In Thousands)

Asset Retirement Obligations	$-	$-	$213	$213

The determination of fair value of the asset retirement obligations is based on a discounted cash flow analysis which utilizes inputs that include estimated useful lives of identified assets, a discount rate and an inflation factor.

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

(In Thousands)
	Three months ended March 31, 2008
	UI
	Distribution	Transmission	Total UI	Other (1)	Total
Operating Revenues	$207,465	$26,952	$234,417	$207	$234,624
Fuel and Energy	117,526	-	117,526	-	117,526
Operation and maintenance	46,094	5,781	51,875	544	52,419
Transmission wholesale	-	8,551	8,551	-	8,551
Depreciation and amortization	23,869	1,283	25,152	34	25,186
Taxes - other than income taxes	9,601	2,682	12,283	(7)	12,276
Operating Income (Loss)	10,375	8,655	19,030	(364)	18,666

Other Income and (Deductions), net	1,066	377	1,443	412	1,855

Interest Charges, net	5,136	1,912	7,048	869	7,917

Income (Loss) From Continuing Operations Before Income
Taxes and Equity Earnings	6,305	7,120	13,425	(821)	12,604
Income Taxes (Benefits)	3,736	2,277	6,013	(327)	5,686
Income (Loss) From Continuing Operations Before Equity Earnings	2,569	4,843	7,412	(494)	6,918
Income (Losses) from Equity Investments	(274)	-	(274)	-	(274)
Income (Loss) From Continuing Operations	2,295	4,843	7,138	(494)	6,644
Discontinued Operations, Net of Tax	-	-	-	(57)	(57)
Net Income (Loss)	$2,295	$4,843	$7,138	$(551)	$6,587

	Three months ended March 31, 2007
	UI
	Distribution	Transmission	Total UI	Other (1)	Total
Operating Revenues	$255,586	$18,977	$274,563	$346	$274,909
Fuel and Energy	176,117	-	176,117	-	176,117
Operation and maintenance	42,803	3,824	46,627	368	46,995
Transmission wholesale	-	8,199	8,199	-	8,199
Depreciation and amortization	18,339	1,243	19,582	8	19,590
Taxes - other than income taxes	9,036	2,229	11,265	-	11,265
Operating Income (Loss)	9,291	3,482	12,773	(30)	12,743

Other Income and (Deductions), net	1,505	443	1,948	1,016	2,964

Interest Charges, net	4,025	771	4,796	1,079	5,875

Income (Loss) From Continuing Operations Before Income
Taxes and Equity Earnings	6,771	3,154	9,925	(93)	9,832
Income Taxes (Benefits)	3,567	907	4,474	(22)	4,452
Income (Loss) From Continuing Operations Before Equity Earnings	3,204	2,247	5,451	(71)	5,380
Income (Losses) from Equity Investments	87	-	87	-	87
Income (Loss) From Continuing Operations	3,291	2,247	5,538	(71)	5,467
Discontinued Operations, Net of Tax	-	-	-	(111)	(111)
Net Income (Loss)	$3,291	$2,247	$5,538	$(182)	$5,356

	UI (2)
	Distribution	Transmission	Total UI	Other (1) (3)	Total
Total Assets at March 31, 2008	$-	$-	$1,794,806	$25,310	$1,820,116

Total Assets at December 31, 2007	$-	$-	$1,717,316	$58,518	$1,775,834

(1) Includes UIL Holdings Corporate and UIL Holdings' non-utility businesses.
(2) Information for segmenting total assets between Distribution and Transmission is not available. Total UI assets are disclosed in the Total UI column. Net plant in service is segregated by segment and, as of March 31, 2008, was $554.3 million and
$370.3 million, respectively, for Distribution and Transmission. As of December 31, 2007, net plant in service was $527.7 million and $350.4 million, respectively, for Distribution and Transmission.
(3) Includes assets of discontinued operations held for sale.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(N) DISCONTINUED OPERATIONS

UIL Holdings substantially completed its sale of the business of its wholly-owned subsidiary, Xcelecom, effective December 31, 2006 and in accordance with the provisions of SFAS No. 144, the results of those Xcelecom businesses have been reported as discontinued operations in the accompanying Consolidated Statement of Income for the periods ended March 31, 2008 and 2007, respectively, and as discontinued operations held for sale in the Consolidated Balance Sheet as of March 31, 2008 and December 31, 2007.  Certain Xcelecom businesses that did not meet the criteria of SFAS No. 144, are reported in continuing operations, as further described in Note (A), “Statement of Accounting Policies – Discontinued Operations / Assets Held for Sale.”

A summary of the discontinued operations of Xcelecom follows:

	Three Months Ended
	March 31,	March 31,
	2008	2007
	(In Thousands)

Net operating revenues	$-	$-

Operating loss	$(97)	$(783)

Loss before income taxes	$(92)	$(175)
Income tax benefit	35	64
Net loss from discontinued operations	$(57)	$(111)

UIL Holdings is contingently liable to sureties on performance and payment bonds issued by those sureties, relating to construction projects entered into by Xcelecom and its former subsidiaries in the normal course of business.  These bonds provide a guarantee to the customer that Xcelecom or its former subsidiaries will perform under the terms of a contract and that it will pay subcontractors and vendors.   Surety bonds remain outstanding on certain projects being completed by Xcelecom’s former companies.  The majority of these contingent commitments will expire within the first half of 2008.  If Xcelecom’s former companies and the buyers of those companies fail to perform under a contract or to pay subcontractors or vendors, the customer may demand that the surety make payments or provide services under the bond.  UIL Holdings must reimburse the surety for any expenses or outlays it incurs and seek recoupment of those expenses from the buyers of Xcelecom’s former companies.  Sureties have never been required to make payments on Xcelecom’s behalf under the bonds, and UIL Holdings believes that the buyers of Xcelecom’s former companies have every incentive to continue to perform their obligations on the construction projects and have adequate management and other resources to do so.  Accordingly, UIL Holdings concluded that it need not record a liability in connection with these obligations in its Consolidated Balance Sheet as of March 31, 2008.  As of March 31, 2008, sureties had issued bonds for the account of Xcelecom in the aggregate amount of approximately $161 million.  The expected remaining cost to complete for the projects covered by such surety bonds was approximately $10 million as of March 31, 2008.

Xcelecom recognizes certain significant claims for recovery of incurred costs when (1) it is probable that the claim will result in additional contract revenue, (2) when the amount of the claim can be reliably estimated, and (3) when it is determined that there is legal basis for the claim.  UIL Holdings has the right to certain claims related to the sales of the Xcelecom businesses that are not included in the accompanying statement of financial position as of March 31, 2008.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained herein, regarding matters that are not historical facts, are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995).  These include statements regarding management’s intentions, plans, beliefs, expectations or forecasts for the future.  Such forward-looking statements are based on UIL Holdings Corporation’s expectations and involve risks and uncertainties; consequently, actual results may differ materially from those expressed or implied in the statements.  Such risks and uncertainties include, but are not limited to, general economic conditions, legislative and regulatory changes, changes in demand for electricity and other products and services, unanticipated weather conditions, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental, and technological factors affecting the operations, markets, products and services of UIL Holdings Corporation’s subsidiary, The United Illuminating Company.  The foregoing and other factors are discussed and should be reviewed in UIL Holdings Corporation’s most recent Annual Report on Form 10-K and other subsequent periodic filings with the Securities and Exchange Commission.  Forward-looking statements included herein speak only as of the date hereof and UIL Holdings Corporation undertakes no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or circumstances.

MAJOR INFLUENCES ON FINANCIAL CONDITION

UIL Holdings Corporation’s (UIL Holdings’) financial condition and financing capability will be dependent on many factors, including the level of income and cash flow of UIL Holdings’ subsidiaries, conditions in the securities markets, economic conditions, interest rates, legislative and regulatory developments, and its ability to retain key personnel.

The loss of key personnel or the inability to hire and retain qualified employees could have an adverse effect on the business, financial condition and results of operations for UIL Holdings and The United Illuminating Company (UI).  These operations depend on the continued efforts of their respective current and future executive officers, senior management and management personnel.  UIL Holdings cannot guarantee that any member of management at the corporate or subsidiary level will continue to serve in any capacity for any particular period of time.  In an effort to enhance UIL Holdings’ ability to attract and retain qualified personnel, UIL Holdings continually evaluates the overall compensation packages offered to employees at all levels of the organization.

The United Illuminating Company

UI is an electric transmission and distribution utility whose structure and operations are significantly affected by legislation and regulation.  UI’s rates and authorized return on equity are regulated by the Federal Energy Regulatory Commission (FERC) and the Connecticut Department of Public Utility Control (DPUC).  Legislation and regulatory decisions implementing legislation establish a framework for UI’s operations.  Other factors affecting UI’s financial results are operational matters, such as sales volume and ability to control expenses, major weather disturbances, and capital expenditures.  UI expects significant growth in its capital investment in its distribution and transmission infrastructure.  Construction of a 345-kV transmission line and associated facilities is more than 80% completed in southwest Connecticut.  UI is also constructing a substation in Trumbull, Connecticut, which is anticipated to be on line by June 2008.

Generation

In October 2007, UI entered into a joint development agreement (the Agreement) with NRG Energy, Inc. (NRG), pursuant to which UI and NRG have agreed to work together on an exclusive basis to develop and submit to the DPUC a joint proposal to construct peaking generation in Connecticut.  UI and NRG submitted a proposal in March

2008, and a DPUC decision is scheduled in June 2008.  In the event that the DPUC accepts a joint proposal submitted by the parties, the Agreement contemplates that UI and NRG would each hold a 50% ownership interest in the peaking generation facilities, which would be located on sites in Connecticut.

Legislation & Regulation

2008 Rates

In December 2007, the DPUC issued a letter ruling to address changes to all of UI’s rate components effective as of January 1, 2008.  The letter ruling approved requested changes to UI’s distribution charges (pursuant to the DPUC’s decisions resulting from the 2005 Rate Case) as well as changes to UI’s transmission, Competitive Transition Assessment (CTA), Systems Benefits Charge (SBC), Conservation and Load Management (CLM), Renewable Energy Investment (REI), and Non-Bypassable Federally Mandated Congestion Charge (NBFMCC).  Because a decision in UI’s semi-annual NBFMCC filing was scheduled for later than January 1, 2008, changes to NBFMCC rates included projected 2008 expenses as reflected in UI’s semi-annual filing.  This permitted all rate components to be established by the DPUC in one proceeding.  The letter ruling also approved Generation Services Charge (GSC) rates for each of the six-month periods from January 1, 2008 through June 30, 2008 and July 1, 2008 through December 31, 2008, respectively and last resort service GSC rates the January 1, 2008 through March 31, 2008 time period.  For a typical Rate R residential customer using 700 kilowatt-hours per month, the rate changes on January 1, 2008 resulted in an increase of $2.75 per month, or 1.8%.

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

UI has wholesale power supply agreements in place for the supply of all of UI’s standard service customers for all of 2008 and one half of 2009.  Under Connecticut legislation passed in 2007, supplier of last resort service is procured on a quarterly basis.  These contracts are derivatives under Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and UI elected the “normal purchase, normal sale” exception under SFAS No. 133.

Competitive Transition Assessment (CTA)

UI’s CTA collection recovers costs that have been reasonably incurred, or will be incurred, to meet its public service obligations and that will likely not otherwise be recoverable in a competitive market.  These “stranded costs” include above-market long-term purchased power contract obligations, regulatory asset recovery and above-market investments in power plants.  A significant amount of UI’s earnings is generated by the authorized return on the equity portion of unamortized stranded costs in the CTA rate base.  UI’s after-tax earnings attributable to CTA for the three months ended March 31, 2008 and 2007 were $2.4 million and $2.8 million, respectively.  A significant portion of UI’s cash flow from operations is also generated from those earnings and from the recovery of the CTA rate base.  Cash flow from operations related to CTA amounted to $9.6 million and $6.7 million, respectively, for the three months ended March 31, 2008 and 2007.  The CTA rate base has declined from year to year for a number of reasons, including:  amortization of stranded costs, the sale of UI’s nuclear units, and adjustments made through the annual DPUC review process.  The original rate base component of stranded costs, as of January 1, 2000, was $433 million.  It has since declined to $202 million at March 31, 2008.  In the future, UI’s CTA earnings will decrease while, based on UI’s current projections, cash flow will remain fairly constant until stranded costs are fully amortized by 2015.  The date by which stranded costs are fully amortized depends primarily upon the DPUC’s future decisions, which could affect future rates of stranded cost amortization.

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

UI is constructing, and will own and operate transmission and substation facilities comprising approximately 20% of the total project cost.  UI’s current estimate for its share of the project cost is approximately $265 million to $285 million (excluding allowance for funds used during construction).  Based on the current schedule of construction, the project is expected to be complete in 2009.  Upon project completion, UI’s transmission rate base will have increased by approximately $270 million to $290 million, an increase of more than 200% relative to UI’s net transmission assets existing prior to the project receiving CSC approval.  For project costs incurred prior to August 8, 2005, the FERC approved UI’s request to include 50% of those Construction Work In Progress (CWIP) expenditures in the rate base, allowing a return to be earned on that portion of UI’s investment before the project is completed.  UI will commence earning a return on the remaining 50% of the project costs incurred prior to that date when those costs are added to the rate base in conjunction with the investment being placed in service.  For project costs incurred after August 8, 2005, the FERC approved UI’s request to include 100% of those CWIP expenditures in rate base, effective as of May 23, 2007.  UI’s costs for the project are expected to be included in and recovered through transmission revenues requirements, which are under FERC jurisdiction.  Certain parties have requested rehearing of the FERC’s order.  In July 2007, the FERC granted rehearing for further consideration but has not yet issued a substantive order on the requests for rehearing.

Procurement of most of the major project components has been completed and all significant project approvals have been received.  Construction of the 345-kV transmission line and associated facilities is more than 80% completed.  UI expects to complete the project in early 2009. The Project team filed a transmission cost allocation application with ISO-NE in April 2008.  ISO-NE will determine whether any of the costs of the transmission line should be categorized as Localized Costs and not recovered from customers in New England on a region-wide basis.  In that case, UI will seek to recover those costs from customers throughout the State of Connecticut.

A number of appeals to the Connecticut Superior Court were taken following CSC approval of the project, but there are currently no pending appeals with respect to UI.

Regional Transmission Organization for New England

Transmission Return on Equity (ROE)

On October 31, 2006, the FERC issued an initial order establishing allowable ROEs for various types of transmission assets (ROE Order) for transmission owners in New England, including UI.  The ROE Order set a base ROE of 10.20% and approved two ROE adders as follows: (i) a 50 basis point ROE adder on Pool Transmission Facilities (PTF) for participation in Regional Transmission Organization for New England (RTO-NE); and (ii) a 100 basis point ROE adder for new transmission investment included in the ISO-New England Regional System Plan (RTEP).  In addition, the FERC approved an ROE adjustment reflecting updated U.S. Treasury Bond data, applicable prospectively from the date of the order.

Under the ROE Order, UI’s ROE on transmission facilities depends on whether they are PTF or non-PTF.  As a member of RTO-NE, UI qualified for the 50 basis point ROE adder for its PTF.  The 100 basis point ROE adder for new investment was available for new PTF identified by ISO-NE in its Regional System Plan.  Non-PTF were not eligible for either the 50 basis point ROE adder for RTO participation or the 100 basis point ROE adder for new investment because the Transmission Owners (TOs) have not turn over complete operational control over non-PTF to ROE-NE and because non-PTF are not used to provide regional transmission service.

The following is a summary of the ROEs for UI’s PTF and non-PTF as authorized by the FERC in the ROE Order:

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

The TOs, various state agencies, public officials and electric cooperatives filed requests for rehearing of the FERC ROE Order.  In March 2008, the FERC issued an order (“Rehearing Order”) granting, in part, the TOs request for rehearing and adjusted the base-level ROE from 10.2% to 10.4%.  The FERC denied the state agencies, public officials and electric cooperatives requests for rehearing regarding the FERC’s upward adjustment to the base-level ROE and confirmed that the TOs were entitled to a 74 basis point adjustment for the going-forward period.

The FERC granted rehearing in part with respect to the 100 basis point ROE adder for RTEP-approved projects.  In particular, the FERC reaffirmed its approval of the 100 basis point ROE incentive for existing RTEP-approved projects, provided that these projects are completed and come on line as of December 31, 2008.  The FERC held, however, that it would not “extend a pre-approved authorization for any future projects without a specific showing justifying the incentive on a project-by-project basis, consistent with the requirements of a FERC order.

As a result of the Rehearing Order, the ROEs applicable to UI’s transmission rate base will be as follows:

	Existing Transmission		New Transmission
	PTF	Non-PTF	PTF (1)	Non-PTF
2/1/05 to 10/30/06	10.90%	10.40%	11.90%	10.40%
10/31/06 and forward	11.64%	11.14%	12.64%	11.14%

(1) ROE available for new PTF identified by ISO-NE in its Regional System Plan for assets that come on line prior to December 31, 2008.

UI has determined that, as a result of the increase in the base-level ROE per the Rehearing Order, it should collect from customers approximately $0.6 million.

UI’s overall transmission ROE will be determined by the mix of UI’s transmission rate base between new and existing transmission assets, and whether such assets are PTF or non-PTF.  UI’s transmission assets are primarily PTF.  For 2008, UI is estimating an overall allowed weighted-average ROE for its transmission business of approximately 12.4%.

Based on the ROE Order, the Middletown/Norwalk Transmission Project, as an RTEP-approved project, was eligible for the 100 basis point ROE adder for new transmission investment.  However, the Middletown/Norwalk Transmission Project is not scheduled to be on-line prior to the December 31, 2008 cut-off for that incentive established in the Rehearing Order.  On April 23, 2008, UI filed with the FERC a request for clarification, or in the alternative, rehearing of its Rehearing Order to confirm that the Middletown/Norwalk Transmission Project is entitled to the 100 basis point incentive.  If necessary, UI will make a separate filing with the FERC to obtain this incentive.

Xcelecom, Inc.

With the substantial completion of the divestiture of Xcelecom, Inc. (Xcelecom) UIL Holdings is no longer subject to the same level of operating risk factors that affected the financial results of Xcelecom in prior reporting periods.  UIL Holdings’ exposure regarding Xcelecom is now related to (1) the collection of accounts receivable and promissory notes related to the sales of certain Xcelecom companies, and (2) its indemnification obligations to the buyers of the former Xcelecom companies.

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

 LIQUIDITY AND CAPITAL RESOURCES

UIL Holdings generates its capital resources primarily through operations.  At March 31, 2008, UIL Holdings had $16.7 million of unrestricted cash and temporary cash investments.  This represents an increase of $3.5 million from the corresponding balance at December 31, 2007.  The components of this increase, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

(In Millions)

Continuing operations balance, December 31, 2007	$13.2

Net cash provided by operating activities	35.3

Net cash used in investing activities:
Restricted cash (1)	(0.3)
Cash invested in plant - including AFUDC debt	(59.7)
(60.0)

Net cash provided by (used in) financing activities:
Financing activities, excluding dividend payments	38.1
Dividend payments	(10.8)
27.3

Add change in cash of discontinued operations included above	0.9

Net change in cash	3.5

Continuing operations balance, March 31, 2008	$16.7

(1) As of March 31, 2008, UIL Holdings had $0.5 million in restricted cash related to self-insurance at UI.

The unrestricted cash position of UIL Holdings increased by $3.5 million from December 31, 2007 to March 31, 2008, as cash provided by operating activities and net proceeds from short-term borrowing was supplemented by existing cash on hand to cover various investing and financing activities.  Cash used in investing activities during the first quarter of 2008 consisted primarily of capital expenditures of $59.7 million for distribution and transmission infrastructure.  Cash provided by financing activities during the first quarter of 2008 included $42 million from short-term debt, partially offset by the quarterly dividend payments on UIL Holdings’ common stock totaling $10.8 million and a $4.3 million principal payment on UIL Holdings’ long-term debt.

UIL Holdings accesses capital through both long-term and short-term financing arrangements.  Total current and long-term debt outstanding as of March 31, 2008 was $579.3 million, as compared to $583.6 million at year-end December 31, 2007.  UIL Holdings and UI have a joint short-term credit facility under which UI and UIL have aggregate borrowing capacity totaling $175 million, with $50 million of the limit available for UIL Holdings.  UI had $57 million outstanding under the facility and UIL Holdings had a standby letter of credit outstanding in the amount of $1 million as of March 31, 2008.   The standby letter of credit also reduces the amount of credit available for UI.  Available credit at March 31, 2008 for UI was $117 million, of which $49 million of that amount is available for UIL Holdings.

All capital requirements that exceed available cash will have to be provided by external financing.  Although there is no commitment to provide such financing from any source of funds, other than the short-term credit facility discussed above, future external financing needs are expected to be satisfied by the issuance of additional short-term and long-term debt.  In addition to debt financing, UIL Holdings could seek to access the external equity markets to raise capital.  The continued availability of these methods of financing will be dependent on many factors, including conditions in the securities markets, economic conditions, and UIL Holdings’ future income and cash flow.  See Part I, Item 1, “Financial Statements - Notes to Consolidated Financial Statements – Note (B), Capitalization and Note (D), Short-Term Credit Arrangements” of this Form 10-Q and UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for a discussion of UIL Holdings’ financing arrangements.

Financial Covenants

UIL Holdings and its operating subsidiary, UI, are required to comply with certain covenants in connection with their respective loan agreements.  The covenants are normal and customary in bank and loan agreements, and UIL Holdings and UI are both in compliance with such covenants at March 31, 2008.

2008 Capital Resource Projections

There have been no material changes in UIL Holdings’ 2008 capital resource projections from those reported in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Contractual and Contingent Obligations

There have been no material changes in UIL Holdings’ 2008 contractual and contingent obligations from those reported in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

CRITICAL ACCOUNTING POLICIES

UIL Holdings’ Consolidated Financial Statements are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty.  UIL Holdings believes that investors need to be aware of these policies and how they impact UIL Holdings’ financial reporting to gain a more complete understanding of UIL Holdings’ Consolidated Financial Statements as a whole, as well as management’s related discussion and analysis presented herein.  While UIL Holdings believes that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts.  The accounting policies and related risks described in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007 are those that depend most heavily on these judgments and estimates.  At March 31, 2008, there have been no material changes to any of the Critical Accounting Policies described therein.

OFF-BALANCE SHEET ARRANGEMENTS

UIL Holdings and its subsidiaries occasionally enter into guarantee contracts in the ordinary course of business.  At the time a guarantee is provided, an analysis is performed to assess the expected financial impact, if any, based on the likelihood of certain events occurring that would require UIL Holdings to perform under such guarantee.  Subsequent analysis is performed on a periodic basis to assess the impact of any changes in events or circumstances.  If such an analysis results in an amount that is inconsequential, no liability is recorded on the balance sheet related to the guarantee.  As of March 31, 2008, UIL Holdings had certain guarantee contracts outstanding for which no liability has been recorded in the Consolidated Financial Statements.  See Part I, Item 1, “Financial Statements – Notes to Consolidated Financial Statements – Note (J), Commitments and Contingencies,” of this Form 10-Q for further discussion of such guarantees.

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

RESULTS OF OPERATIONS

Use of Non-GAAP Measures

Within the “Results of Operations” section of this Quarterly Report on Form 10-Q, tabular presentations showing a comparison of UIL Holdings’ net income and earnings per share (EPS) for the first quarter of 2008 and 2007 are provided.  UIL Holdings believes this information is useful in understanding the fluctuations in earnings per share between the current and prior year periods.  The amounts presented show the earnings per share from continuing operations for each of UIL Holdings’ lines of business, calculated by dividing the income from continuing operations of each line of business by the average number of shares of UIL Holdings’ common stock outstanding for the periods presented.  The earnings per share tables presented in “The United Illuminating Company Results of Operations” and “Non-Utility Results of Operations” for all periods presented are calculated on the same basis and reconcile to the amounts presented in the table under the heading “UIL Holdings Corporation Results of Operations.”  The total earnings per share from continuing operations and discontinued operations in the table presented under the heading “UIL Holdings Corporation Results of Operations” are presented on a GAAP basis.

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

First Quarter 2008 vs. First Quarter 2007

UIL Holdings Corporation Results of Operations: First Quarter 2008 vs. First Quarter 2007

UIL Holdings’ earnings from continuing operations were $6.7 million, or $0.26 per share, for the first quarter of 2008, an increase of $1.2 million or $0.04 per share, compared to the first quarter of 2007.  The loss from discontinued operations was $0.1 million, with a minimal per share impact, in the first quarters of both 2008 and 2007.  Total earnings, including discontinued operations, were $6.6 million, or $0.26 per share, an increase of $1.2 million, or $0.04 per share, compared to the first quarter of 2007.  The table below presents a comparison of UIL Holdings’ net income and EPS for the first quarter of 2008 and the first quarter of 2007.

	Quarter Ended	Quarter Ended	2008 More (Less) than 2007
	March 31, 2008	March 31, 2007	Amount	Percent

Net Income (Loss) (In Millions except percent and per share amounts)

UI	$7.1	$5.5	$1.6	29%
Non-Utility	(0.4)	-	(0.4)	N/A
Total Income from Continuing Operations	$6.7	$5.5	$1.2	22%

Discontinued Operations	(0.1)	(0.1)	-	N/A
Total Net Income	$6.6	$5.4	$1.2	22%

EPS
UI	$0.28	$0.22	$0.06	27%
Non-Utility	(0.02)	-	(0.02)	N/A
Total EPS from Continuing Operations - Basic	0.26	0.22	0.04	18%
Discontinued Operations	-	-	-	N/A
Total EPS - Basic	$0.26	$0.22	$0.04	18%

Total EPS - Diluted (Note A)	$0.26	$0.21	$0.05	24%

               Note A: Reflecting the effect of dilutive stock options, performance shares and restricted stock.

The United Illuminating Company Results of Operations:  First Quarter of 2008 vs. First Quarter of 2007

	Quarter Ended	Quarter Ended	2008 More (Less) than 2007
	March 31, 2008	March 31, 2007	Amount	Percent
EPS
Total UI - basic	$0.28	$0.22	$0.06	27%

Total UI - diluted (Note A)	$0.28	$0.21	$0.07	33%

Retail Sales*	1,421	1,468	(47)	(3	) %
Weather Impact* (Note B)	11	(6)	17	1%
Retail Sales – Normalized*	1,432	1,462	(30)	(2	) %

* Millions of kilowatt-hours
Note A: Reflecting the effect of dilutive stock options, performance shares and restricted stock.
Note B: Percentage change reflects impact to total retail sales.

UI’s net income was $7.1 million, or $0.28 per share, in the first quarter of 2008, compared to $5.5 million, or $0.22 per share, in the first quarter of 2007.  The increase in earnings was primarily due to growth in the transmission business, of $0.10 per share, resulting from the level of construction work in progress on the Middletown/Norwalk transmission project, and increases in UI’s rate components as approved by the DPUC, partially offset by increases in interest expense from higher borrowing, uncollectible expense of $0.02 per share, and payroll expenses of $0.02 per share.

Overall, UI’s operating revenue decreased by $40.2 million, from $274.6 million in the first quarter of 2007 to $234.4 million in the first quarter of 2008.  Retail revenue decreased $32.1 million due mainly to the impact on customers switching to alternate suppliers to supply the generation portion of their customer bill, partially offset by increases in customer prices as approved by the DPUC.  Wholesale revenue increased by $1 million primarily due to higher wholesale market prices.  Other revenues decreased $9.1 million, largely due to the net activity of the GSC “working capital allowance,” partially offset by higher transmission revenue.

Fuel and energy expense decreased by $58.6 million, from $176.1 million in the first quarter of 2007 to $117.5 million in the first quarter of 2008.  Retail fuel expense decreased by $59.5 million in the first quarter of 2008, primarily due to the impact on customers switching to alternate suppliers to supply the generation portion of their customer bill, partially offset by higher costs to procure power.  UI receives electricity to satisfy its standard service and supplier of last resort requirements through fixed-price purchased power agreements.  These costs are recovered through the GSC and BFMCC portion of UI’s unbundled retail customer rates.  UI’s wholesale energy expense in the first quarter of 2008 increased by $0.9 million primarily due to higher pricing for generation at the Bridgeport RESCO generating plant.

UI’s operation and maintenance (O&M) expenses increased by $5.7 million, from $54.8 million in the first quarter of 2007 to $60.5 million in the first quarter of 2008.  The increase was primarily attributable to (1) higher uncollectible accounts of $2.1 million, (2) increases in transmission expenses of $2.1 million due to higher transmission loads and costs associated with environmental remediation incurred during construction of the Middletown/Norwalk transmission project, which are expected to be fully recovered in transmission revenue and (3) increased general salaries, partially offset by (a) a reduction in decommissioning expense relating to Connecticut Yankee and (b) reductions in other employee benefits related to the absence of payments to UIL Holdings’ former Chief Executive Officer.

UI’s depreciation and amortization of regulatory assets increased by $5.6 million, from $19.6 million in the first quarter of 2007 to $25.2 million in the first quarter of 2008.  The increase was primarily attributable to increased CTA amortization.  UI accrues or defers additional amortization to achieve the authorized return on equity of 9.75% on unamortized CTA rate base.

UI’s other income and deductions decreased by $0.4 million, from $1.9 million in the first quarter of 2007 to $1.5 million in the first quarter of 2008.  The decrease was primarily attributable to a mark-to-market adjustment to the investment in the supplemental executive retirement plan.

UI’s interest expense increased by $2.2 million, from $4.8 million in the first quarter of 2007 to $7.0 million in the first quarter of 2008.  The increase was mainly attributable to interest charges associated with increased long-term and short-term borrowings.

Non-Utility Results of Operations:  First Quarter 2008 vs. First Quarter 2007

	Quarter Ended	Quarter Ended	2008 More (Less) than 2007
	March 31, 2008	March 31, 2007	Amount	Percent
EPS
Minority Interest Investments
UCI	$-	$-	$-	N/A

UIL Corporate (Note A)	(0.02)	-	(0.02)	N/A

Total Non-Utility EPS from Continuing Operations	(0.02)	-	(0.02)	N/A
Discontinued Operations	-	-	-	N/A
Total Non-Utility EPS – Basic	$(0.02)	$-	$(0.02)	N/A

Total Non-Utility EPS – Diluted (Note B)	$(0.02)	$-	$(0.02)	N/A

Note A:	Includes interest charges and strategic and administrative costs of the non-utility holding company.
Note B:	Reflecting the effect of dilutive stock options, performance shares and restricted stock.

The consolidated non-utility businesses reported a loss of $0.4 million from continuing operations in the first quarter of 2008 compared to a minimal loss in 2007.  The following is a detailed explanation of the quarterly variances for each of UIL Holdings’ non-utility businesses.

Non-Utility Businesses

Minority Interest Investments

United Capital Investments, Inc. (UCI)

UCI earned a minimal amount in the first quarters of both 2008 and 2007.

UIL Corporate

UIL Holdings retains certain costs at the holding company, or “corporate” level which are not allocated to the various non-utility subsidiaries as well as the results of the former Xcelecom entities which were not divested.  UIL Corporate incurred a loss of $0.4 million, or $0.02 per share compared to a minimal loss in the first quarter of 2007.  The decrease in 2008 earnings was primarily due to lower interest income earned on short-term investments.

Discontinued Operations

Xcelecom, Inc.

The divested Xcelecom businesses lost $0.1 million in the first quarters of both 2008 and 2007.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

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

The weighted average remaining fixed rate period of outstanding long-term debt obligations of UIL Holdings and UI as of March 31, 2008 is 5.94 years, at an average interest rate of 5.10%.

The principal and interest payments on certain of UI’s tax exempt bonds are insured by Ambac Assurance Corporation (Ambac).  The insured bonds are as follows: (1) $25 million principal amount of bonds remarketed December 3, 2007 for a rate period of one-year to December 1, 2008; (2) $27.5 million principal amount of multi-annual tax exempt bonds to be remarketed in February 2010; and (3) $64.5 million principal amount of Auction Rate Bonds.  These insured bonds have been rated by either Moody’s Investors Service (Moody’s) and Fitch or Moody’s, Fitch and Standard & Poor’s (S&P), based on the credit rating of Ambac.  As of April 16, 2008, the insured bonds were rated Aaa by Moody’s and AA by Fitch or Aaa by Moody’s, AAA by S&P and AA by Fitch, with an underlying rating from Moody’s of Baa2, based on UI’s credit rating.  Published reports had indicated that Ambac had been subject to review and downgrade by the credit rating agencies, due to its exposure to sub-prime mortgages.  As of April 16, 2008 all three rating agencies had assigned a negative outlook to Ambac.  The credit pressure on Ambac has increased the remarketing risk of the insured bonds and increased the potential for a failure to achieve sufficient clearing bids at future auctions of the Auction Rate Bonds.  Recently, there has been considerable dislocation in the auction rate bond market, and there have been failed auctions, resulting from insufficient clearing bids.  The last two auctions for the Auction Rate Bonds have failed. When there are insufficient clearing bids as a result of an auction, the interest rate will be set at a maximum rate equal to the product of a multiple of 125% to 225%, based on the credit rating on the Auction Rate Bonds assigned by Moody’s or S&P, and one-month London Interbank Offering Rate, and the bondholders will continue to hold the bonds.  In the event of subsequent failed auctions of the Auction Rate Bonds, the interest rate on the bonds will continue to be reset at the maximum rate.  The interest rate on these bonds at April 7, 2008 was the maximum rate of 3.405%.  UI is evaluating its options with respect to outstanding tax exempt bonds that are insured by Ambac.

On March 9, 2006, UI entered into an interest rate cap (rate cap) transaction to mitigate interest rate risk with respect to the Auction Rate Bonds.  The rate cap was set at 3.68% and became effective March 30, 2006.  The rate cap will terminate on August 5, 2009.  The rate cap is tied to the Securities Industry and Financial Markets Association Municipal Swap Index (SIFMA), formerly the U.S. Dollar – Bond Market Association Municipal Swap Index.  If the average of the index for the calculation period exceeds the rate cap, UI will be paid an amount based on such difference.  In the past, the interest rate on the Auction Rate Bonds would have been priced based on the SIFMA index.  However, with the conditions in the auction rate bond market described above, there is no longer a correlation between the SIFMA index and the interest rate on the Auction Rate Bonds.  The SIFMA index has declined, and the interest rate on the Auction Rate Bonds has increased, resulting in the interest rate cap becoming inefficient.  Market risk also represents the risks of changes in the value of a financial instrument, derivative or non-derivative, caused by fluctuation in interest rates, and equity prices.  At the end of each quarter, changes in the market value of the rate cap are marked-to-market, which resulted in an immaterial amount charged to expense for the period ended March 31, 2008.  UI paid $0.6 million to enter into the rate cap transaction, which is being amortized over the life of the rate cap based upon quarterly fair market value analysis.

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

UIL Holdings carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of UIL Holdings’ disclosure controls and procedures as of March 31, 2008.  Based on the foregoing, UIL Holdings’ Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective as of March 31, 2008.

There have been no changes in UIL Holdings’ internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, UIL Holdings’ internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A. – Risk Factors.

The financial condition and results of operations of UIL Holdings are subject to various risks, uncertainties and other factors, as described in UIL Holdings’ Annual Report on Form 10K for the year ended December 31, 2007.  The following risk factors included in that report have been updated to reflect activity as of March 31, 2008:

The inability to collect amounts due under a promissory note from the buyers of the divested Xcelecom companies could adversely impact UIL Holdings’ financial condition and results of operations.

The buyer of a certain former Xcelecom company has signed a promissory note payable to Xcelecom or UIL Holdings, which totals $1.6 million as of March 31, 2008.  If this note payable is not collected, UIL Holdings could recognize losses and weaker than expected cash flows.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

UIL Holdings repurchased 11,719 shares of common stock in open market transactions to satisfy matching contributions for participants’ contributions into UIL Holdings 401(k) in the form of UIL Holdings stock as follows:

Period	Total Number of Shares Purchased*	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
January	-	-	None	None
February	8,501	29.84	None	None
March	3,218	29.87	None	None
Total	11,719	29.85	None	None
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

UIL HOLDINGS CORPORATION

Date 05/06/2008	/s/ Richard J. Nicholas
Richard J. Nicholas
Executive Vice President
and Chief Financial Officer