Form 10-Q
period 2008-08-05
UIL HOLDINGS CORP
filed 2008-08-05
CIK 1082510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐No ☒
The number of shares outstanding of the issuer’s only class of common stock, as of August 1, 2008 was 25,249,581.

INDEX

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statement
UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(In Thousands except per share amounts)
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Operating Revenues (Note F)
Utility	$215,938	$216,732	$450,355	$491,295
Non-utility	192	213	399	559
Total Operating Revenues	216,130	216,945	450,754	491,854
Operating Expenses
Operation
Purchased power (Note F)	91,993	111,573	209,519	287,690
Operation and maintenance	52,495	50,822	104,914	97,817
Transmission wholesale	9,431	4,412	17,982	12,611
Depreciation and amortization (Note F)	25,206	20,944	50,392	40,534
Taxes - other than income taxes (Note F)	11,285	10,314	23,561	21,579
Total Operating Expenses	190,410	198,065	406,368	460,231
Operating Income	25,720	18,880	44,386	31,623

Other Income and (Deductions), net (Note F)	2,024	3,871	3,879	6,835

Interest Charges, net
Interest on long-term debt	7,092	5,301	14,369	10,579
Other interest, net (Note F)	572	638	780	831
	7,664	5,939	15,149	11,410
Amortization of debt expense and redemption premiums	434	409	866	813
Total Interest Charges, net	8,098	6,348	16,015	12,223

Income Before Income Taxes, Equity Earnings and
Discontinued Operations	19,646	16,403	32,250	26,235

Income Taxes (Note E)	8,379	6,829	14,065	11,281

Income Before Equity Earnings and Discontinued Operations	11,267	9,574	18,185	14,954
Income (Loss) from Equity Investments	21	(39)	(253)	48
Income from Continuing Operations	11,288	9,535	17,932	15,002
Discontinued Operations, Net of Tax (Note N)	(17)	258	(74)	147

Net Income	$11,271	$9,793	$17,858	$15,149

Average Number of Common Shares Outstanding - Basic	25,113	24,998	25,081	24,954
Average Number of Common Shares Outstanding - Diluted	25,381	25,269	25,374	25,231

Earnings Per Share of Common Stock - Basic:
Continuing Operations	$0.45	$0.38	$0.71	$0.60
Discontinued Operations	-	0.01	-	0.01
Net Earnings	$0.45	$0.39	$0.71	$0.61

Earnings Per Share of Common Stock - Diluted:
Continuing Operations	$0.44	$0.38	$0.70	$0.59
Discontinued Operations	-	0.01	-	0.01
Net Earnings	$0.44	$0.39	$0.70	$0.60

Cash Dividends Declared per share of Common Stock	$0.432	$0.432	$0.864	$0.864

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net Income	$11,271	$9,793	$17,858	$15,149
Other comprehensive income (loss), net of tax:
Interest rate cap mark-to-market	-	5	(6)	23
Other Comprehensive Income (Loss)	-	5	(6)	23
Comprehensive Income (Note A)	$11,271	$9,798	$17,852	$15,172

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET

ASSETS
(In Thousands)
(Unaudited)
	June 30,	December 31,
	2008	2007
Current Assets
Unrestricted cash and temporary cash investments	$29,459	$13,156
Restricted cash	240	203
Utility accounts receivable less allowance of $4,200 and $3,900	78,382	83,572
Other accounts receivable	4,855	14,339
Unbilled revenues	49,608	42,910
Current regulatory assets	42,439	51,929
Materials and supplies, at average cost	4,620	3,250
Deferred income taxes	6,660	9,647
Refundable taxes, net	-	12,973
Prepayments	4,218	2,254
Other current assets	2,347	7,567
Current assets of discontinued operations held for sale	5,810	6,104
Total Current Assets	228,638	247,904

Other investments	12,334	13,821

Property, Plant and Equipment at original cost
In service	968,612	914,666
Less, accumulated depreciation	329,099	314,361
	639,513	600,305
Construction work in progress	330,045	278,061
Net Property, Plant and Equipment	969,558	878,366

Regulatory Assets (future amounts due from customers
through the ratemaking process)	649,219	616,966

Deferred Charges and Other Assets
Unamortized debt issuance expenses	6,723	7,219
Other long-term receivable	983	984
Contracts for differences	4,736	9,846
Other	762	728
Total Deferred Charges and Other Assets	13,204	18,777

Total Assets	$1,872,953	$1,775,834

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET

LIABILITIES AND CAPITALIZATION
(In Thousands)
(Unaudited)
	June 30,	December 31,
	2008	2007
Current Liabilities
Line of credit borrowings	$98,000	$15,000
Current portion of long-term debt	104,286	104,286
Accounts payable	80,505	100,529
Dividends payable	10,883	10,834
Accrued liabilities	24,214	30,435
Current regulatory liabilities	10,215	18,647
Interest accrued	6,138	6,186
Taxes accrued	9,613	-
Current liabilities of discontinued operations held for sale	5,597	5,040
Total Current Liabilities	349,451	290,957

Noncurrent Liabilities
Purchase power contract obligation	10,182	19,899
Pension accrued	28,327	27,495
Connecticut Yankee contract obligation	24,115	25,086
Other post-retirement benefits accrued	37,306	36,076
Contracts for differences	96,075	47,830
Other	5,190	6,075
Total Noncurrent Liabilities	201,195	162,461

Deferred Income Taxes (future tax liabilities owed
to taxing authorities)	313,223	313,812

Regulatory Liabilities (future amounts owed to customers
through the ratemaking process)	70,810	64,996

Commitments and Contingencies (Note J)

Capitalization (Note B)
Long-term debt	475,031	479,317

Common Stock Equity
Common stock	329,775	327,488
Paid-in capital	12,658	12,582
Capital stock expense	(2,170)	(2,170)
Unearned employee stock ownership plan equity	(1,187)	(1,662)
Accumulated other comprehensive loss	(34)	(28)
Retained earnings	124,201	128,081
Net Common Stock Equity	463,243	464,291

Total Capitalization	938,274	943,608

Total Liabilities and Capitalization	$1,872,953	$1,775,834

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash Flows From Operating Activities
Net income	$17,858	$15,149
Adjustments to reconcile net income
to net cash provided by operating activities:
(Gain) on settlement of note receivable	-	(577)
Depreciation and amortization	40,978	30,916
Deferred income taxes	(3,849)	(465)
Stock-based compensation expense (Note A)	2,322	1,736
Excess tax benefits from share-based compensation	(98)	(293)
Pension expense	5,308	7,062
Deferred investment tax credits (net)	(73)	(73)
Allowance for funds used during construction - equity	(1,148)	(1,281)
Undistributed (earnings) losses in equity investments	253	(48)
Excess generation service charge	(3,762)	(7,677)
Deferred Transmission (income) expense	(5,419)	148
Other non-cash items (net)	1,670	465
Changes in:
Accounts receivable - net	13,978	(9,098)
Materials and supplies	(1,369)	(656)
Prepayments	(2,028)	(1,167)
Accounts payable	(10,881)	(8,712)
Interest accrued	(42)	(42)
Taxes accrued and refundable	22,582	10,020
Accrued pension	(165)	(4,226)
Accrued liabilities	(1,880)	(1,964)
Other assets	(5,153)	(14,802)
Other liabilities	(1,307)	3,960
Total Adjustments	49,917	3,226
Net Cash provided by Operating Activities	67,775	18,375

Cash Flows from Investing Activities
Proceeds from sale of Steel Point	-	4,600
Proceeds from settlement of note receivable	-	2,500
Plant expenditures including AFUDC debt	(110,846)	(84,983)
Changes in restricted cash	(37)	162
Net Cash (used in) Investing Activities	(110,883)	(77,721)

Cash Flows from Financing Activities
Issuances of common stock	1,295	682
Excess tax benefits from share-based compensation	98	293
Payments on long-term debt	(4,286)	(4,286)
Notes payable - short-term, net	83,000	46,000
Expenses of issuances	-	(35)
Payment of common stock dividend	(21,689)	(10,806)
Net Cash provided by Financing Activities	58,418	31,848

Unrestricted Cash and Temporary Cash Investments:
Net change for the period	15,310	(27,498)
Balance at beginning of period	14,770	63,364
Balance at end of period	30,080	35,866
Less unrestricted cash and temporary cash investments of
discontinued operations at end of period	621	3,883
Continuing operations balance at end of period	$29,459	$31,983

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

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).  Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted in accordance with Securities and Exchange Commission (SEC) rules and regulations.  UIL Holdings believes that the disclosures made are adequate to make the information presented not misleading.  The information presented in the consolidated financial statements reflects all adjustments which, in the opinion of UIL Holdings, are necessary for a fair statement of the financial position and results of operations for the interim periods described herein.  All such adjustments are of a normal and recurring nature.  The results for the six months ended June 30, 2008 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2008.

Certain amounts reported in the Consolidated Balance Sheet, Consolidated Statement of Income and Consolidated Statement of Cash Flows in previous periods have been reclassified to conform to the current presentation.  These reclassifications include the reporting of results of certain Xcelecom subsidiaries as continuing operations, the inclusion of a separate line item for transmission wholesale expenses and additional detail regarding non-cash operating activities.

Discontinued Operations / Assets Held for Sale

Under Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” a long-lived asset or group of assets (disposal group) is classified as discontinued operations when (1) the company commits to a plan to sell the long-lived asset (disposal group) within a 12-month period, (2) there will be no significant continuing involvement following the sale, and (3) certain other criteria set forth in the statement are satisfied.  In such a case:

•	The long-lived asset (disposal group) will be measured at the lower of its carrying value or fair value, less costs to sell, and will be classified as held for sale on the Consolidated Balance Sheet.
•	The long-lived asset (disposal group) will not be depreciated (amortized) while it is classified as held for sale.
•	The related operations of the long-lived asset (disposal group) will be reported as discontinued operations in the Consolidated Statement of Income, with all comparable periods restated.
•	The operations and cash flows of the disposal group are expected to be eliminated from ongoing operations.

In April 2006, UIL Holdings classified its wholly-owned subsidiary, Xcelecom as held for sale.  Certain Xcelecom subsidiaries no longer meet the criteria of SFAS No. 144, and as such, the assets and liabilities and results of operations of those entities have been reclassified to continuing operations in UIL Holdings’ Consolidated Balance Sheet at June 30, 2008 and December 31, 2007, and Consolidated Statement of Income for the periods ended June 30, 2008 and 2007.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (continued)

Major classes of assets and liabilities of the discontinued operations of Xcelecom consist of: current assets of $5.8 million, consisting primarily of cash, receivables and prepaid insurance; and current liabilities of $5.6 million, consisting mainly of accrued insurance payables.

Earnings per Share
The following table presents a reconciliation of the basic and diluted earnings per share calculation for the three and six month periods ended June 30, 2008 and June 30, 2007:

	Income Applicable to	Average Number of	Earnings
	Common Stock	Shares Outstanding	per Share
	(In Thousands, except per share amounts)
Three Months Ended June 30:
2008
Basic earnings from continuing operations	$11,288	25,113	$0.45
Basic loss from discontinued operations	(17)	25,113	-
Basic earnings	11,271	25,113	0.45
Effect of dilutive securities (1)	-	268	(0.01)
Diluted earnings	$11,271	25,381	$0.44

2007
Basic earnings from continuing operations	$9,535	24,998	$0.38
Basic earnings (loss) from discontinued operations	258	24,998	0.01
Basic earnings	9,793	24,998	0.39
Effect of dilutive securities (1)	-	271	-
Diluted earnings	$9,793	25,269	$0.39

	Income Applicable to	Average Number of	Earnings
	Common Stock	Shares Outstanding	per Share
	(In Thousands, except per share amounts)
Six Months Ended June 30:
2008
Basic earnings from continuing operations	$17,932	25,081	$0.71
Basic earnings (loss) from discontinued operations	(74)	25,081	-
Basic earnings	17,858	25,081	0.71
Effect of dilutive securities (1)	-	293	(0.01)
Diluted earnings	$17,858	25,374	$0.70

2007
Basic earnings from continuing operations	$15,002	24,954	$0.60
Basic earnings (loss) from discontinued operations	147	24,954	0.01
Basic earnings	15,149	24,954	0.61
Effect of dilutive securities (1)	-	277	(0.01)
Diluted earnings	$15,149	25,231	$0.60

(1) Reflecting the effect of dilutive stock options, performance shares and restricted stock.

Options to purchase 324,368 and 316,035 shares of common stock were outstanding but not included in the three month and six month respective computations of diluted earnings per share because the exercise prices of those options were greater than the average market price of the common shares during the three and six months ended June 30, 2008.  All options to purchase shares of common stock outstanding were included in the computation of diluted earnings per share for the three and six months ended June 30, 2007.

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

In May 2008, shareowners approved the 2008 Stock and Incentive Compensation Plan (the 2008 Plan), which was approved by the Board of Directors in March 2008.  The 2008 Plan replaces the UIL Holdings 1999 Amended and Restated Stock Plan with respect to new grants.  Under the 2008 Plan, a total of 613,677 shares are available for new grants, including 550,000 newly approved shares and 63,677 shares which were previously approved under the 1999 Plan but were not issued.

Total stock-based compensation expense for the six month periods ended June 30, 2008 and 2007 was $2.3 million and $1.7 million, respectively, and $0.7 million and $0.5 million, for the three months ended June 30, 2008 and 2007, respectively.

Comprehensive Income

Comprehensive income for each of the three and six month periods ended June 30, 2008 and 2007 was equal to net income, adjusted for an interest rate cap mark-to-market adjustment of an immaterial amount, after-tax, related to $64.5 million principal amount of Pollution Control Refunding Revenue Bonds.  For further information regarding this interest rate cap transaction, see Note (B), “Capitalization – Long-Term Debt.”

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

UIL Holdings adopted the provisions of FIN No. 48 on January 1, 2007 and did not recognize any additional liability for unrecognized tax benefits, or accrue any interest or penalties associated with uncertain tax benefits, as of January 1, 2007.  During 2007 and the first six months of 2008, UIL Holdings did not recognize any increase in unrecognized tax benefits as a result of positions taken during this period or for those positions taken in any prior period.  As a result, as of June 30, 2008, UIL Holdings did not have any unrecognized tax benefits.

UIL Holdings’ policy is to recognize interest accrued and penalties associated with uncertain tax positions as a component of operating expense.  During the quarterly and year-to-date periods ended June 30, 2008 and 2007, no interest or penalties associated with uncertain tax positions was recognized.  As of each of June 30, 2008 and December 31, 2007, no accrued interest or penalties are reflected in the Consolidated Balance Sheet.

Regulatory Accounting

UIL Holdings’ regulatory assets and liabilities as of June 30, 2008 and December 31, 2007 were as follows:

	June 30,	December 31,
	2008	2007
	(In Thousands)
Regulatory Assets
Nuclear plant investments – above market	$344,501	$354,724
Income taxes due principally to book-tax differences	65,248	58,843
Long-term purchase power contracts–above market	10,182	19,899
Connecticut Yankee	24,115	25,086
Unamortized redemption costs	15,713	16,115
Stranded cost recovery	44,574	54,760
Pension and other post-retirement benefit plans	84,658	87,434
Contracts for differences	92,252	40,882
Other	10,415	11,152
Total regulatory assets	691,658	668,895
Less current portion of regulatory assets	42,439	51,929
Regulatory Assets, Net	$649,219	$616,966

Regulatory Liabilities
Accumulated deferred investment tax credits	$5,271	$5,344
Deferred gain on sale of property	37,579	37,579
Excess generation service charge	11,914	15,677
Asset removal costs	2,674	2,817
Other	23,587	22,226
Total regulatory liabilities	81,025	83,643
Less current portion of regulatory liabilities	10,215	18,647
Regulatory Liabilities, Net	$70,810	$64,996

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (continued)

New Accounting Standards

In January 2008, UIL Holdings adopted SFAS No. 157, “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements.  SFAS No. 157 does not require any new fair value measurements.  See Note (K), “Fair Value of Financial Instruments” for additional disclosures related to SFAS No. 157.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  This statement is not expected to have a material impact on UIL Holdings’ Consolidated Balance Sheet, Consolidated Statement of Income or Consolidated Statement of Cash Flows.

(B)  CAPITALIZATION

Common Stock

UIL Holdings had 25,249,581 shares of its common stock, no par value, outstanding at June 30, 2008, of which (1) 58,210 were unallocated shares held by UI’s 401(k)/Employee Stock Ownership Plan (KSOP) and (2) 64,157 were shares of restricted stock.  The unallocated shares held by the KSOP and shares of restricted stock are not recognized as outstanding for purposes of calculating basic earnings per share.

UI has an arrangement under which it loaned $11.5 million to the KSOP.  Prior to the formation of UIL Holdings, the trustee for the KSOP used the funds to purchase 547,167 shares of UI common stock in open market transactions.  On July 20, 2000, effective with the formation of a holding company structure, unallocated shares held by the KSOP were converted into shares of UIL Holdings’ common stock.  The shares will be allocated to employees’ KSOP accounts, as the loan is repaid, to cover a portion of the required KSOP contributions.  Compensation expense is recorded when shares are committed to be allocated based on the fair market value of the stock.  The loan will be repaid by the KSOP over a 12-year period ending October 1, 2009, using employer contributions and UIL Holdings’ dividends paid on the unallocated shares of the stock held by the KSOP.  Dividends on allocated shares are charged to retained earnings.  As of June 30, 2008, 58,210 shares, with a fair market value of $1.7 million, had been purchased by the KSOP and had not been committed to be released or allocated to KSOP participants.

Long-Term Debt

On March 9, 2006, UI entered into an interest rate cap (rate cap) transaction to mitigate interest rate risk with respect to the $64.5 million principal amount of Pollution Control Refunding Revenue Bonds, 2003 Series, due October 1, 2033, issued by the Business Finance Authority of the State of New Hampshire (Auction Rate Bonds).  The Auction Rate Bonds are currently in an auction rate mode by which the interest rate is established at auction every 35 days.  When there are insufficient clearing bids as a result of an auction, the interest rate will be set at a rate equal to the product of a multiple of 125% to 225%, based on the credit rating on the Auction Rate Bonds assigned by Moody’s or Standard & Poor’s (S&P), and one-month London Interbank Offering Rate (LIBOR), and the bondholders will continue to hold the bonds.  Currently, these bonds are rated by Moody’s with a rating of Aa3, as further described in Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”  In the event of subsequent failed auctions of the Auction Rate Bonds, the interest rate on the bonds will continue to be reset as

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (continued)

described above.  The auctions for the Auction Rate Bonds have failed, beginning with the March 2008 auction.  The interest rate on these bonds at July 21, 2008 was equal to 150% times LIBOR or 3.691%.

The rate cap was set at 3.68% and became effective March 30, 2006.  The rate cap will terminate on August 5, 2009.  The rate cap is tied to the Securities Industry and Financial Markets Association Municipal Swap Index (SIFMA), formerly the U.S. Dollar – Bond Market Association Municipal Swap Index.  If the average of the index for the calculation period exceeds the rate cap, UI will be paid an amount based on such difference.  In the past, the interest rate on the Auction Rate Bonds closely tracked the SIFMA index.  However, the conditions in the auction rate bond market described in Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” and failed auctions of the Auction Rate Bonds, have resulted in interest rates on the Auction Rate Bonds having been set at rates that no longer closely track the SIFMA index.  Therefore, although the interest rate on the Auction Rate Bonds as of July 21, 2008 was greater than the rate cap, the average of the SIFMA index for  the calculation period was less than the rate cap, and UI did not receive payment under the rate cap.  At the end of each quarter, changes in the market value of the rate cap are marked-to-market, which resulted in an immaterial amount charged to income for the period ended June 30, 2008.  UI paid $0.6 million to enter into the rate cap transaction, which is being amortized over the life of the rate cap based upon quarterly fair market value analysis.  As such, the above transaction constitutes hedge accounting and is marked-to-market in accordance with SFAS No. 133.

On July 29, 2008, UI entered into a note purchase agreement (the Agreement) with a number of institutional accredited investors providing for the sale to such investors of senior unsecured notes in the aggregate principal amount of $150 million, in the following series: (1) $50 million 6.46% Senior Notes, Series A, due November 3, 2018; (2) $50 million 6.51% Senior Notes, Series B, due December 1, 2018; and (3) $50 million 6.61% Senior Notes, Series C, due December 1, 2020.  Funding is expected to occur on November 3, 2008 for $50 million and on December 1, 2008 for $100 million, subject to certain conditions.  Under the agreement, UI is subject to certain covenants, including the requirement to maintain a ratio of consolidated indebtedness to consolidated capitalization of not greater than 65%.  In addition, the Agreement describes typical events of default, including the situation in which UI defaults on indebtedness in the aggregate principal amount of at least $10 million due to (1) a default in payment or payments due on such indebtedness, or (2) default in the performance of or compliance with any term or condition of such indebtedness, which could result in the requirement that such indebtedness be repaid, or (3) the occurrence of any event or condition, which could require the purchase or repayment of such indebtedness prior to maturity.

(C)  REGULATORY PROCEEDINGS

Department of Public Utility Control (DPUC)

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

2008 Rate Case

On July 9, 2008, UI filed a notice of intent with the DPUC, requesting rates designed to produce additional revenues of approximately $33 million in 2009 and $33 million in 2010 (compared to 2009).  These additional revenues represent an increase of approximately 2.6% in 2009 over the total revenues that would be expected under the current rate schedules on a total bill basis.  For 2010, the additional revenues represent an increase of approximately 2.6% over 2009 expected revenues.  If approved by the DPUC, electric bills of residential customers using 700 kilowatt-hours per month will rise by approximately $6.00 per month beginning in January 2009, subject to final rate design.  UI has undertaken substantial efforts to control expenses, however, it must now seek to increase rates due to higher uncollectible expense, lower sales and increased required capital projects to meet UI’s public service obligations.  UI intends to file its rate application within 30 to 60 days of July 9, 2008 in accordance with state regulations.  The filing will include amended rate schedules for distribution charges in 2009 and 2010.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (continued)

Application of The United Illuminating Company for the Approval of the Issuance of Debt

In April 2007, UI filed an application with the DPUC regarding its financing plan for the period from 2007 through 2009.  UI received approval from the DPUC to issue not more than $375 million principal amount of debt securities (the Proposed Notes) at interest rates representing a maximum authorized spread of 250 basis points above the comparable U.S. Treasury rate.  The proceeds from the sales of the Proposed Notes may be used by UI for the following purposes: (1) to refinance $225 million principal amount of maturing existing debt; (2) to finance capital expenditures; (3) for general corporate purposes; (4) to repay short-term borrowings incurred to temporarily fund these requirements; and (5) to pay issuance costs related to the Proposed Notes.  UI issued $175 million of debt in 2007.  Since that time, the financial markets have experienced volatility and tightening credit conditions, and, although the ten-year U.S. Treasury security rate has declined, investor requirements have resulted in higher credit spreads over the comparable U.S. Treasury security rate.  On April 11, 2008, UI filed a motion to reopen the docket for the limited purpose of requesting an increase in the amount of the maximum authorized credit spread above the comparable U.S. Treasury rate from 250 basis points to 400 basis points.  On May 28, 2008, the DPUC granted UI’s request to increase the maximum authorized credit spread to 400 basis points above the comparable U.S. Treasury rate.

Generation

In October 2007, UI entered into a joint development agreement (the Agreement) with NRG Energy, Inc. (NRG), pursuant to which UI and an NRG affiliate formed GenConn Energy LLC (GenConn), a 50-50 partnership, and agreed to work together on an exclusive basis to develop and submit to the DPUC a joint proposal to construct peaking generation in Connecticut.  On June 25, 2008, the DPUC awarded GenConn a contract to build new peaking generation with nominal capacity of 200 megawatts (MW) at NRG’s existing Devon plant in Milford, CT.  The new plant will have a summer-related capacity of 194 MW, assuming the use of natural gas fuel.  The peaking plant will be owned by GenConn and will be able to provide power to all Connecticut residents during peak usage periods.  It is scheduled to be in operation by June 1, 2010.

In June 2008, the DPUC made its decision to select GenConn as one of three projects chosen to help address the state’s growing need for more power generation during the heaviest load periods.  On August 4, 2008, GenConn signed a contract for differences with The Connecticut Light & Power Company (CL&P).  The cost of the contract will be paid by customers and will be subject to a cost-sharing agreement whereby 20% of the cost is borne by UI customers and 80% by CL&P customers.  CL&P has filed the contract for differences as a compliance filing with the DPUC.

2008 Rates

In December 2007, the DPUC issued a letter ruling to address changes to all of UI’s rate components effective as of January 1, 2008.  The letter ruling approved requested changes to UI’s distribution charges (pursuant to the DPUC’s decisions resulting from the 2005 Rate Case) as well as changes to UI’s transmission, CTA, SBC, Conservation and Load Management (CLM), Renewable Energy Investment (REI), and Non-Bypassable Federally Mandated Congestion Charge (NBFMCC).  Because a decision in UI’s semi-annual NBFMCC filing was scheduled for later than January 1, 2008, changes to NBFMCC rates included projected 2008 expenses as reflected in UI’s semi-annual filing.  This permitted all rate components to be established by the DPUC in one proceeding.  The letter ruling also approved Generation Services Charge (GSC) rates for each of the six-month periods from January 1, 2008 through June 30, 2008 and July 1, 2008 through December 31, 2008, respectively and last resort service GSC rates for the January 1, 2008 through March 31, 2008 time period.  In a separate letter ruling issued on March 26, 2008, the DPUC approved last resort service GSC rates for the April 1, 2008 through June 30, 2008 time period.

Pension and Postretirement Expenses

In February 2007, the Internal Revenue Service (IRS) mandated a change in the mortality tables utilized for certain ERISA-related liability calculations, effective January 1, 2007.  As a result, UI made a corresponding change to its mortality table assumption used to determine pension and postretirement expense for accounting purposes.  This change resulted in an increase to pension and postretirement expenses of approximately $2.3 million annually.  In its

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (continued)

2005 Rate Case, UI requested regulatory asset treatment for the increase in pension and postretirement expenses if, and when, the IRS mandated a change in the mortality tables during the 2006 to 2009 period.  On August 1, 2007, in response to a UI request for clarification, the DPUC confirmed that it would be appropriate for UI to set up a regulatory asset for the change in such expenses resulting from the use of the new mortality tables.  As of June 30, 2008, UI has deferred approximately $3.0 million of pension and postretirement expense and has set up a regulatory asset, reflecting the increase in costs.  UI will continue to defer the incremental pension and postretirement costs resulting from the change in the mortality tables until its next rate case and believes it is probable that the regulatory asset will be recovered.

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

UI has wholesale power supply agreements in place for the supply of all of UI’s standard service customers for all of 2008, 70% of the first half of 2009 and 60% of the second half of 2009.  In addition, UI has procured 20% of its 2010 Standard Service requirement and 10% of its 2011 Standard Service requirement.  Under Connecticut legislation passed in 2007, supplier of last resort service is procured on a quarterly basis.  These contracts are derivatives under SFAS No. 133 and UI elected the “normal purchase, normal sale” exception under SFAS No. 133.

Contracts for Differences

Pursuant to Connecticut’s Energy Independence Act (EIA), the DPUC initiated a process to solicit bids to create new or incremental capacity resources in order to reduce federally mandated congestion charges.  In August 2007, the DPUC approved four “contracts for differences” under which each contract specifies a capacity quantity and a monthly settlement that reflects the difference between a forward market price and the contract price.  As directed by the DPUC, UI executed two of the contracts and CL&P executed the other two contracts.  Simultaneously, UI executed a sharing agreement with CL&P whereby UI pays 20% of the costs and obtains 20% of the benefits of the contracts.  The DPUC has determined that costs associated with these contracts for differences will be recoverable by UI and CL&P, and in accordance with SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” UI has deferred recognition of costs (a regulatory asset) or has recognized obligations (a regulatory liability).  The above contracts are derivatives and are marked-to-market in accordance with SFAS No. 133.  As of June 30, 2008, UI has recorded a derivative asset of $4.7 million, a regulatory asset of $92.3 million, a derivative liability of $96.1 million and a regulatory liability of $0.9 million in the accompanying Consolidated Balance Sheet.

New Renewable Source Generation

Under Connecticut law, electric distribution companies are required to enter into contracts to purchase the output of new renewable source generation totaling at least 150 MW in the future statewide, at prices and upon terms approved by the DPUC in accordance with statutory requirements.  In 2007, one contract was approved by the DPUC.  UI was not a party to that contract but, as directed by the DPUC, UI has executed a sharing agreement with CL&P whereby UI pays 20% of the costs and obtains 20% of the benefits of the contract.  In January 2008, the DPUC issued a decision approving seven projects, of which UI will be a party to contracts with two.  As of June 30, 2008, a contract for 4.8 MW for one of the projects had been signed by UI.  All of these contracts will be subject to the cost sharing agreement with CL&P.  The DPUC decision gave contingent approval to an eighth project, if the

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (continued)

project accepts the DPUC’s conditions.  The DPUC will determine whether UI or CL&P will be party to the contract.  UI’s costs associated with all such contracts, whether UI is a direct party or pursuant to the sharing agreement, are recoverable by UI.

Other Regulatory Matters

Bridgeport RESCO Generating Facility

Effective January  2003, UI began selling its energy entitlement from its long-term purchase power contract with the Bridgeport RESCO generating facility into the New England wholesale market at market prices.  To the extent that UI receives revenue from these sales that exceeds the amount it pays to Bridgeport RESCO for this energy on a cumulative basis, the difference is used to adjust the above-market portion of purchase power expense recovered through UI’s CTA.  This methodology has been approved by the DPUC, with all relevant data and calculations subject to review in the annual CTA reconciliation docket.  To the extent that expenses paid for this energy exceed revenues on a cumulative basis, UI would advise the DPUC and propose an alternative recovery mechanism.  In a letter dated June 18, 2008, to the Connecticut Resources Recovery Authority, UI provided written notice that this arrangement will end on December 31, 2008, in accordance with the terms of the Bridgeport RESCO contract.  On June 19, 2008, the Federal Energy Regulatory Commission (FERC) issued a decision resulting in UI having no future obligation beyond 2008 to purchase the output of the Bridgeport RESCO Generating Facility. This contract is a derivative under SFAS No. 133 and it qualifies for the “normal purchase, normal sale” exception under SFAS No. 133.

Regional Transmission Organization for New England

Transmission Return on Equity (ROE)

On October 31, 2006, the FERC issued an initial order establishing allowable ROEs for various types of transmission assets (ROE Order) for transmission owners in New England, including UI.  The ROE Order set a base ROE of 10.20% and approved two ROE adders as follows: (i) a 50 basis point ROE adder on Pool Transmission Facilities (PTF) for participation in the Regional Transmission Organization for New England (RTO-NE); and (ii) a 100 basis point ROE adder for new transmission investment included in the ISO-New England Regional Transmission Expansion Plan (RTEP).  In addition, the FERC approved an ROE adjustment reflecting updated U.S. Treasury Bond data, applicable prospectively from the date of the order.

Under the ROE Order, UI’s ROE on transmission facilities depends on whether they are PTF or non-PTF.  As a member of RTO-NE, UI qualified for the 50 basis point ROE adder for its PTF.  The 100 basis point ROE adder for new investment was available for new PTF identified by ISO-NE in its Regional System Plan.  Non-PTF were not eligible for either the 50 basis point ROE adder for RTO participation or the 100 basis point ROE adder for new investment because the Transmission Owners (TOs) have not turned over complete operational control over non-PTF to ISO-NE and because non-PTF are not used to provide regional transmission service.  The following is a summary of the ROEs for UI’s PTF and non-PTF as authorized by the FERC in the ROE Order:

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (continued)

The TOs, various state agencies, public officials and electric cooperatives filed requests for rehearing of the FERC ROE Order.  In March 2008, the FERC issued an order (Rehearing Order) granting, in part, the TOs request for rehearing and adjusted the base-level ROE from 10.2% to 10.4%.  The FERC denied the requests of the state agencies, public officials and electric cooperatives for rehearing regarding the FERC’s upward adjustment to the base-level ROE and confirmed that the TOs were entitled to a 74 basis point adjustment for the going-forward period.

The FERC granted rehearing in part with respect to the 100 basis point ROE adder for RTEP-approved projects.  In particular, the FERC reaffirmed its approval of the 100 basis point ROE incentive for existing RTEP-approved projects, provided that these projects are completed and on line as of December 31, 2008.  The FERC held, however, that it would not “extend a pre-approved authorization for any future projects without a specific showing justifying the incentive on a project-by-project basis, consistent with the requirements of the FERC order.”

As a result of the Rehearing Order, the ROEs applicable to UI’s transmission rate base are as follows:

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

UI’s overall transmission ROE will be determined by the mix of UI’s transmission rate base between new and existing transmission assets, and whether such assets are PTF or non-PTF.  UI’s transmission assets are primarily PTF.  For 2008, UI is estimating an overall allowed weighted-average ROE for its transmission business of approximately 12.49%.

Several public sector parties have filed a petition with the United States Court of Appeals for the D.C. Circuit seeking judicial review of the ROE Order and Rehearing Order.

Middletown/Norwalk Transmission Project

In April 2005, the Connecticut Siting Council approved a project to construct a 345-kV transmission line from Middletown, Connecticut, to Norwalk, Connecticut, which was jointly proposed by UI and CL&P.  This project is expected to improve the reliability of the transmission system in southwest Connecticut.  UI is constructing and will own and operate transmission and substation facilities comprising approximately 20% of the total project cost. UI’s current estimate for its share of the project cost is approximately $280 million to $295 million (excluding allowance for funds used during construction).  The increase in the range from $265 million to $285 million is primarily attributable to increases in the cost of civil construction associated with underground cable.  Upon project completion, UI’s transmission rate base will have increased by approximately $285 million to $300 million, an increase of more than 200% relative to UI’s net transmission assets existing prior to the project receiving Connecticut Siting Council approval.  In May 2007, the FERC issued an order which accepted UI’s request for the inclusion of 100% of Construction Work In Progress in rate base and accepted a 50 basis point adder for advanced transmission technologies, which will be applied to costs associated with certain elements of the project.  UI estimates that approximately 50% of the project costs are associated with the advanced transmission technologies for which the 50 basis point adder was approved by the FERC.  In July 2007, the FERC granted rehearing for further consideration but has not yet issued a substantive order on the requests for rehearing.

Based on the ROE Order, the Middletown/Norwalk Transmission Project, as an RTEP-approved project, was eligible for the 100 basis point ROE adder for new transmission investment.  However, the Middletown/Norwalk Transmission Project is not scheduled to be on-line prior to the December 31, 2008 cut-off for that incentive established in the Rehearing Order.  On April 23, 2008, UI filed with the FERC a request for clarification, or in the

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (continued)

alternative, rehearing of its Rehearing Order to confirm that the Middletown/Norwalk Transmission Project is entitled to the 100 basis point incentive.  On August 4, 2008, the FERC issued an order concluding that UI should be granted relief from the December 31, 2008 cut-off date.

(D)  SHORT-TERM CREDIT ARRANGEMENTS

UIL Holdings has a money market loan arrangement with JPMorgan Chase Bank.  This is an uncommitted short-term borrowing arrangement under which JPMorgan Chase Bank may make loans to UIL Holdings for fixed periods.  The periods may be from one day up to six months, depending on UIL Holdings’ credit rating.  JPMorgan Securities, Inc. acts as an agent and sells the loans to investors.  The fixed interest rates on the loans are determined based on conditions in the financial markets at the time of each loan.  As of June 30, 2008, UIL Holdings did not have any short-term borrowings outstanding under this arrangement.

UIL Holdings and UI entered into a revolving credit agreement with a group of banks that extends to December 22, 2011.  The borrowing limit under the facility for UI is $175 million, with $50 million of the limit available for UIL Holdings.  The facility permits borrowings at fluctuating interest rates determined by reference to Citibank’s New York base rate and the Federal Funds Rate (as defined in the facility), and also permits borrowings for fixed periods of time specified by UI and UIL Holdings at fixed interest rates determined by the Eurodollar interbank market in London.  The facility also permits the issuance of letters of credit up to $50 million.  As of June 30, 2008, UI had $98 million outstanding under the facility.  UIL Holdings had a standby letter of credit outstanding in the amount of $1 million that expires on January 31, 2009, but is automatically extended for one year from the expiration date (or any future expiration date), unless the issuer bank elects not to extend.

(E) INCOME TAXES
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(In Thousands)
Income tax expense consists of:
Income tax provisions (benefit):
Current
Federal	$9,798	$8,335	$16,430	$11,078
State	1,207	1,374	1,746	1,216
Total current	11,005	9,709	18,176	12,294
Deferred
Federal	(1,753)	(1,998)	(2,592)	(267)
State	(837)	(846)	(1,446)	(673)
Total deferred	(2,590)	(2,844)	(4,038)	(940)

Investment tax credits	(36)	(36)	(73)	(73)

Total income tax expense	$8,379	$6,829	$14,065	$11,281

Income tax components charged as follows:
Operating tax expense	$8,995	$6,872	$15,819	$11,791
Nonoperating tax benefit	(625)	(27)	(1,653)	(529)
Equity Investments tax expense	9	(16)	(101)	19

Total income tax expense	$8,379	$6,829	$14,065	$11,281

The combined statutory federal and state income tax rate for UIL Holdings’ Connecticut-based entities for the three and six month periods ended June 30, 2008 and 2007 was 39.875%. Differences in the treatment of certain transactions for book and tax purposes occur which cause the rate of UIL Holdings’ reported income tax expense to differ from the statutory tax rate described above.  The effective book income tax rates for the three and six month

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (continued)

periods ended June 30, 2008 were 42.6% and 44.0%, respectively, as compared to 41.7% and 42.9% for the three and six month periods ended June 30, 2007.  The increase in the 2008 effective book income tax rates from those for the 2007 periods were due primarily to differences in the amount of book depreciation in excess of non-normalized tax depreciation.  The effective book income tax rate for the six months ended June 30, 2008 is higher than the 2008 statutory tax rate due primarily to: (1) non-normalized effect associated with the CTA, and (2) differences in the amount of book depreciation in excess of non-normalized tax depreciation.

UIL Holdings and its subsidiaries are subject to the United States federal income tax statutes administered by the IRS.  UIL Holdings and its subsidiaries are also subject to the income tax statutes of the State of Connecticut and those of other states in which UIL Holdings’ subsidiaries have operated and transacted business in the past.  As of June 30, 2008, the tax years 2004, 2005 and 2006 remain open and subject to audit for both federal income tax and state income tax purposes.  Currently the IRS is conducting an examination of the tax years 2004, 2005 and 2006.

(F) SUPPLEMENTARY INFORMATION

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In Thousands)		(In Thousands)
Operating Revenues
Utility:
Retail	$194,121	$212,019	$399,020	$449,035
Wholesale	12,398	9,220	22,375	18,195
Other	9,419	(4,507)	28,960	24,065
Non-utility revenues:
Other	192	213	399	559
Total Operating Revenues	$216,130	$216,945	$450,754	$491,854

Purchased Power
Purchased Power Expense	$97,133	$116,809	$219,799	$298,104
Purchase Power above market fuel expense credit	(5,140)	(5,236)	(10,280)	(10,414)
Total Purchased Power Expense	$91,993	$111,573	$209,519	$287,690

Depreciation and Amortization
Utility property, plant, and equipment depreciation	$9,726	$8,712	$19,452	$18,322
Non-utility property, plant, and equipment depreciation	25	-	51	-
Total Depreciation	$9,751	$8,712	$19,503	$18,322
Amortization of nuclear plant regulatory assets	10,215	6,885	20,409	11,577
Amortization of purchase power contracts	5,140	5,236	10,280	10,414
Subtotal CTA Amortization	15,355	12,121	30,689	21,991
Amortization of intangibles	8	8	16	16
Amortization of other regulatory assets	92	103	184	205
Total Amortization	15,455	12,232	30,889	22,212
Total Depreciation and Amortization	$25,206	$20,944	$50,392	$40,534

Taxes - Other than Income Taxes
Operating:
Connecticut gross earnings	$7,685	$6,678	$15,377	$13,302
Local real estate and personal property	2,406	2,524	5,006	5,281
Payroll taxes	1,194	1,112	3,178	2,996
Total Taxes - Other than Income Taxes	$11,285	$10,314	$23,561	$21,579

Other Income and (Deductions), net
Interest income	$307	$821	$893	$2,169
Allowance for funds used during construction	966	1,408	1,944	2,395
C&LM incentive	(267)	156	(109)	301
Energy generation and load curtailment incentives	153	-	107	-
ISO load response, net	857	875	1,517	1,674
Miscellaneous other income and (deductions) - net	8	611	(473)	296
Total Other Income and (Deductions), net	$2,024	$3,871	$3,879	$6,835

Other Interest, net
Notes Payable	$551	$626	$804	$786
Other	21	12	(24)	45
Total Other Interest, net	$572	$638	$780	$831

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (continued)

(G)  PENSION AND OTHER BENEFITS

The United Illuminating Company Pension Plan covers the majority of the officers and employees of UIL Holdings and UI.  UI also has a non-qualified supplemental pension plan for certain employees and a non-qualified retiree-only pension plan for certain early retirement benefits.

UI has a supplemental retirement benefit trust and through this trust purchased life insurance policies on certain officers of UI to fund the future liability under the non-qualified supplemental plan.  The cash surrender value of these policies is included in “Other Investments” on the Consolidated Balance Sheet and is marked-to-market at the end of each quarter.

The following tables represent the components of net periodic benefit cost for pension and other post-retirement benefits (OPEB) for the three month periods ended June 30, 2008 and 2007:

	Three Months Ended June 30,
	Pension Benefits			Other Post-Retirement Benefits
	2008	2007		2008	2007
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$1,719	$1,831		$348	$326
Interest cost	5,244	5,009		1,052	879
Expected return on plan assets	(6,433)	(6,506)		(633)	(597)
Amortization of:
Prior service costs	187	221		(25)	(31)
Transition obligation (asset)	-	-		264	264
Actuarial (gain) loss	1,048	1,575		464	411
	1,765	2,130		1,470	1,252
Additional amount recognized due to settlement	-	413	(1)	-	-
Net periodic benefit cost (2)	$1,765	$2,543		$1,470	$1,252

The following tables represent the components of net periodic benefit cost for pension and OPEB for the six month periods ended June 30, 2008 and 2007:

	Six Months Ended June 30,
	Pension Benefits			Other Post-Retirement Benefits
	2008	2007		2008	2007
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$3,436	$3,662		$697	$651
Interest cost	10,487	10,018		2,104	1,758
Expected return on plan assets	(12,865)	(13,012)		(1,265)	(1,193)
Amortization of:
Prior service costs	375	442		(51)	(62)
Transition obligation (asset)	-	-		529	529
Actuarial (gain) loss	2,097	3,161		929	822
	3,530	4,271		2,943	2,505
Additional amount recognized due to settlement	-	1,189	(1)	-	-
Net periodic benefit cost (2)	$3,530	$5,460		$2,943	$2,505

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (continued)

The following actuarial weighted average assumptions were used in calculating net periodic benefit cost for the three and six month periods ended June 30, 2008 and 2007:

	Three and Six Months Ended June 30,
	Pension Benefits		Other Post-Retirement Benefits
	2008	2007	2008	2007
Discount rate - Qualified Pension Benefits	6.35%	5.75%	N/A	N/A
Discount rate - Non-Qualified Pension Benefits	6.00%	5.75%	N/A	N/A
Discount rate - Other Post-Retirement Benefits	N/A	N/A	6.40%	5.75%
Average wage increase	4.40%	4.40%	N/A	N/A
Return on plan assets	8.50%	8.50%	8.50%	8.50%
Pre-65 health care trend rate (current year)	N/A	N/A	10.50%	10.00%
Pre-65 health care trend rate (2019 forward)	N/A	N/A	5.00%	5.50%	(3)
Post-65 health care trend rate (current year)	N/A	N/A	10.50%	5.50%
Post-65 health care trend rate (2019 forward)	N/A	N/A	5.00%	5.00%	(4)

N/A – not applicable
(1) Reflects settlement charges resulting from a distribution to a former employee upon retirement.
(2) For the three month periods ended June 30, 2008 and 2007, UI has reclassified $0.5 million and $0.3 million, respectively, of pension expense June 30, 2008 and 2007, respectively, to a regulatory asset. For the six month periods ended June 30, 2008 and 2007, UI has reclassified $1.0 million and $0.7 million, respectively, of pension expense and $0.2 million of OPEB expense in both six month periods ended June 30, 2008 and 2007, respectively, to a regulatory asset. These amounts were reclassified to a regulatory asset to reflect additional amounts recoverable in rates in the mortality tables (see Note (C), Regulatory Proceedings).
(3) For the period ended June 30, 2008, the pre-65 health care trend rate was applicable for 2012 forward.
(4) For the period ended June 30, 2008, the post-65 health care trend rate was applicable for 2008 forward.

(H)  RELATED PARTY TRANSACTIONS

Arnold L. Chase, a Director of UIL Holdings since June 28, 1999, holds a beneficial interest in the building located at 157 Church Street, New Haven, Connecticut, where UI leases office space for its corporate headquarters.  UI’s lease payments for this office space for the six month periods ended June 30, 2008 and 2007 totaled $5.5 million and $5.1 million, respectively, and for the three month periods ended June 30, 2008 and 2007 totaled $2.8 million and $2.6 million, respectively.

(J)  COMMITMENTS AND CONTINGENCIES

Connecticut Yankee Atomic Power Company

UI has a 9.5% stock ownership share in the Connecticut Yankee Atomic Power Company (Connecticut Yankee), the carrying value of which was $1.1 million as of June 30, 2008.  In 1996, the Board of Directors of Connecticut Yankee voted unanimously to retire the Connecticut Yankee nuclear plant (the Connecticut Yankee Unit) from commercial operation.  A settlement agreement approved by the FERC that became effective in 2000 allows Connecticut Yankee to collect, through the power contracts with the unit’s owners, the FERC-approved decommissioning costs, other costs associated with the permanent shutdown of the Connecticut Yankee Unit, the unrecovered investment in the Connecticut Yankee Unit, and a return on equity of 6%.  The decommissioning project was completed in 2007.  In October 2007, the State of Connecticut’s Department of Environmental Protection (CDEP) approved Connecticut Yankee’s application for a Stewardship Permit which states that all corrective action measures required at the Connecticut Yankee site pursuant to Connecticut law have been completed subject to post-remediation groundwater monitoring.  In November 2007, the Nuclear Regulatory Commission (NRC) issued a license reduction for the Connecticut Yankee site limiting it to the independent spent-fuel storage installation (ISFSI) (see DOE Spent Fuel Litigation below).  In accordance with the provisions of an August 2006 settlement agreement, approved by the FERC in November 2006, Connecticut Yankee wrote-off a portion of deferred decommissioning costs in the amount of $10 million as non-recoverable.  UI’s share of this disallowance after-tax was $0.3 million, which was recorded in 2006.  In 2007, in accordance with the settlement agreement, as a result of receiving the license reduction described above before January 1, 2008, Connecticut Yankee was allowed to reverse 50%, or $5 million, of the 2006 disallowance.  UI’s share of this recovery after tax

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (continued)

was $0.2 million, which was recorded in the fourth quarter of 2007.  Further, the 2006 Settlement Agreement required Connecticut Yankee to file a true-up analysis within 90 days of receiving the license reduction and in compliance with that provision, Connecticut Yankee filed its true-up analysis with the FERC on February 28, 2008.

Connecticut Yankee updates its cost to decommission the unit at least annually, and more often as needed, and provides UI with a projected recovery schedule depicting annual costs expected to be billed to UI, including a return on investment over the term of the projected recovery period.  The present value of these costs is calculated using UI’s weighted-average cost of capital and, after consideration of recoverability, recorded as a Connecticut Yankee Contract Obligation and a corresponding regulatory asset.  At June 30, 2008, UI has regulatory approval to recover in future rates (through the CTA) its $24.1 million regulatory asset for Connecticut Yankee over a term ending in 2015.

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

Hydro-Quebec

UI is a participant in the Hydro-Quebec (HQ) transmission tie facility linking New England and Quebec, Canada.  UI has a 5.45% participating share in this facility, which has a maximum 2000-megawatt equivalent generation capacity value.  In April 1991, UI furnished a guarantee in the amount of $11.7 million, for its participating share of the debt financing for one phase of this facility.  The amount of this guarantee, which expires in August 2015, is reduced monthly, proportionate with principal paid on the underlying debt.  As of June 30, 2008, the amount of UI’s guarantee for this debt totaled approximately $2.2 million.

Middletown/Norwalk Transmission Project

In April 2007, during construction of the Middletown/Norwalk transmission project (the Project) in Bridgeport, Connecticut, UI encountered soil contaminated with polychlorinated biphenyls (PCBs).  UI stopped construction at the location, which was a road not owned by UI, and notified the CDEP.  At the CDEP’s request, UI determined the extent of the contamination on property within, and to some extent beyond, the limits of the Project.  UI filed a draft remediation action plan (RAP) with the CDEP and the United States Environmental Protection Agency (USEPA), which was reviewed by the agencies.  UI revised the RAP based on the agencies’ comments and filed a revised RAP, which was approved by the agencies.  Remediation of the PCBs began in March 2008 and was completed in June 2008 at a cost of $2.9 million.  UI expects to seek reimbursement for at least a portion of this amount from the

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (continued)

property owner, the Connecticut Department of Transportation.  Any costs that were incurred by UI are expected to be recovered through transmission rates and are reflected as such in UIL Holdings’ Consolidated Statement of Income.

 In July 2008, UI funded escrow accounts in the aggregate amount of approximately $10 million for certain retention amounts withheld by UI which will remain in place until the completion of the project.

On April 17, 2008, UI received two change order requests totaling approximately $19 million from the general contractor responsible for civil construction work in connection with the installation of UI’s portion of the Project’s underground electric cable system.  The request, later revised to $20.5 million, seeks compensation for the general contractor’s subcontractor for alleged extra work and delay.  On July 21, 2008, UI received further notification indicating that the general contractor intends to request compensation for an additional $5 to $6 million for other miscellaneous claims.  UI is evaluating the change order requests and, in doing so, has retained the services of an independent third party to review the requests and supporting information in order to determine whether they have any merit.  If it is determined that any of the change order requests are valid, UI would seek recovery through the normal regulatory process.

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

Branford Landfill

In June 2007, the USEPA sent UI a request for information and documents related to the environmental conditions at, and the USEPA’s cleanup of, a portion of the East Main Street Disposal Superfund Site in Branford, Connecticut.  That portion of the subject site cleaned up by the USEPA consists of two residential properties.  The USEPA requested information related to the period 1967 to 1986, primarily with respect to UI’s construction and operation of the New Haven Harbor Station generating facility.  After a diligent review of its corporate files and interviewing employees with knowledge regarding New Haven Harbor Station, UI completed and filed the information request with the USEPA in August 2007.  UI cannot presently assess the impact, if any, of this USEPA request.

UI also received a letter in September 2007 (also addressed to Raytheon Corporation (Raytheon), successor to the building contractor for the New Haven Harbor Station facility, United Engineers and Constructors) in which the current property owner, Shoreline Trailer Court Mobile Homes, states its intent to file suit against UI and Raytheon under the Comprehensive Environmental Response, Liability, and Compensation Act, 42 U.S.C. Sec. 9601, et seq., for compensation relative to its remediation costs at the subject site.  The owner claims to have remediated the site at a cost of $0.8 million and seeks compensation for that amount from UI and Raytheon.  After a preliminary investigation of the owner’s claims, UI communicated to the owner UI’s intention to cease participation in any further activities regarding the claims until such time that the owner could provide information supporting the claims.  UI has not received a response.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (continued)

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

A site on the Mill River in New Haven was conveyed by UI in 2000 to an unaffiliated entity, Quinnipiac Energy LLC (QE), reserving to UI permanent easements for the operation of its transmission facilities on the site.  At the time of the sale, a fund of approximately $1.9 million, an amount equal to the then-current estimate for remediation, was placed in escrow for purposes of bringing soil and groundwater on the site into compliance with applicable environmental laws.  Approximately $0.1 million of the escrow fund remains unexpended.  QE has since sold the property to Evergreen Power, LLC (Evergreen Power) and Asnat Realty LLC (Asnat).  UI is unaware of what agreement was reached between QE and Evergreen Power and Asnat regarding future environmental liability or what remediation activity remains to be undertaken at the site.  UI could be required by applicable environmental laws to finish remediating any subsurface contamination at the site if it is determined that QE and/or Evergreen Power and Asnat have not completed the appropriate environmental remediation at the site.  In July 2008, Evergreen Power and Asnat submitted a claim seeking compensation for environmental remediation on the property, including the existing building which remains on the site.   UI is evaluating the claim to determine if it has any merit.

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

From 1961 to 1976, UI owned a parcel of property in Derby, Connecticut, on which it operated an oil-fired electric generating unit.  For several years, CDEP has been monitoring and remediating a migration of fuel oil contamination from a neighboring parcel of property into the adjacent Housatonic River.  Based on its own investigation to date, UI believes it has no responsibility for this contamination.  If regulatory agencies determine that UI is responsible for the cost of these remediation activities, UI may incur substantial costs, no estimate of which is currently available.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (continued)

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

UI has not paid the assessment and, in October 2005, filed a lawsuit with the Superior Court for the State of Connecticut in order to appeal the DRS’s ruling.  Because this issue has not been previously adjudicated, UI has recorded a reserve of $1.5 million representing UI’s total estimated liability for additional tax and interest covering: (1) the original audit period of July 1, 1998 through December 31, 2000; (2) a subsequent audit period of July 1, 2001 through June 30, 2004; (3) the period of January 1, 2005 through December 31, 2007, which is currently under audit; and (4) the unaudited period January 1, 2008 through June 30, 2008.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (continued)

Cross-Sound Cable Company, LLC (Cross-Sound)

UIL Holdings and UCI continue to provide two guarantees, in original amounts of $2.5 million and $1.3 million, in support of guarantees by Hydro-Quebec (HQ), the former majority owner of Cross-Sound (an entity in which UCI held a minority interest until the sale of that interest in February 2006), to third parties in connection with the construction of the project.

The $2.5 million guarantee supports an HQ guarantee to the Long Island Power Authority to provide for damages in the event of a delay in the date of achieving commercial operation of the Cross-Sound cable.  UIL Holdings expects commercial operating status to be maintained and, accordingly, it has not recorded a liability related to this guarantee in its Consolidated Balance Sheet as of June 30, 2008.

The $1.3 million guarantee supports an agreement under which Cross-Sound is providing compensation to shell fishermen for their losses, including loss of income, incurred as a result of the installation of the cable.  The payments to the fishermen are being made over a 10-year period, ending October 2013, and the obligation under this guarantee reduces proportionately with each payment made. As of June 30, 2008, the remaining amount of the guarantee was $1 million.  Based upon a management assessment, UIL Holdings has not recorded a liability related to this guarantee in its Consolidated Balance Sheet as of June 30, 2008.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (continued)

UIL Holdings utilizes an income approach valuation technique to value the majority of its assets and liabilities measured and reported at fair value.  The following table sets forth, by level within the fair value hierarchy, UIL Holdings’ financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2008.  As required by SFAS No. 157, financial assets and liabilities are classified in their entirety, based on the lowest level of input that is significant to the fair value measurement.  UIL Holdings’ assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

	Level 1	Level 2	Level 3	Total
	(In Thousands)

Assets:
Contracts for differences	$-	$-	$4,736	$4,736
Interest rate cap (Note B)	-	112	-	112
Deferred Compensation Plan	3,499	-	-	3,499
Supplemental retirement benefit trust life insurance policies (Note G)	5,394	-	-	5,394
	$8,893	$112	$4,736	$13,741

Liabilities:
Contracts for differences	$-	$-	$96,075	$96,075

Net fair value assets/(liabilities), June 30, 2008	$8,893	$112	$(91,339)	$(82,334)

The determination of fair value of the contracts for differences was based on a probability-based expected cash flow analysis that was discounted at the June 30, 2008 risk-free interest rate, adjusted for credit risk.  Certain management assumptions were required, including development of pricing that extended over the term of the contracts.  In addition, UIL performed an assessment of risks related to obtaining regulatory, legal and siting approvals, as well as obtaining financing resources and ultimately attaining commercial operation.   Included in this assessment was the withdrawal of an appeal, during the first quarter of 2008, by an entity that submitted a proposal to the DPUC but was not selected.  This event increased the probability that the projects will attain commercial operation, resulting in an increase in the contracts for differences liability during the first six months of the year.  The DPUC has determined that costs associated with these contracts for differences are recoverable.  As a result, there is no impact to net income.

Under the UIL Deferred Compensation Plan (DCP), Named Executive Officers and certain other executives may elect to defer certain elements of compensation.  Participants in the DCP are permitted to direct investments of their elective deferral accounts into ‘deemed’ investments consisting of non-publicly traded mutual funds available through variable insurance products.  These investments are marked-to-market at the end of each quarter.

The following tables set forth a reconciliation of changes in the fair value of the assets and liabilities above that are classified as Level 3 in the fair value hierarchy for the six month period ended June 30, 2008:

Six Months Ended
June 30, 2008
(In Thousands)

Net contracts for differences assets/(liabilities), January 1, 2008	$(37,984)
Unrealized gains and (losses), net	(53,355)
Purchases, issuances, and settlements	-
Transfers in and/or out of Level 3	-
Net contracts for differences assets/(liabilities), June 30, 2008	$(91,339)

Change in unrealized gains (losses), net relating to net contracts
for differences assets/(liabilities), still held as of June 30, 2008	$(53,355)

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (continued)

The following table sets forth a reconciliation of changes in the net regulatory asset/(liability) balances that were established to recover any unrealized gains/(losses) associated with the contracts for differences for the six month period ended June 30, 2008.  The amounts offset the net contract for differences liabilities detailed above.

Six Months Ended
June 30, 2008
(In Thousands)

Net regulatory assets/(liabilities), January 1, 2008	$37,984
Unrealized (gains) and losses, net	53,355
Net regulatory assets/(liabilities), June 30, 2008	$91,339

The following table sets forth, by level within the fair value hierarchy, UIL Holdings’ financial liabilities that were accounted for at fair value on a non-recurring basis as of June 30, 2008.

	At Fair Value as of June 30, 2008
	Level 1	Level 2	Level 3	Total
	(In Thousands)

Asset Retirement Obligations	$-	$-	$215	$215

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

(In Thousands)
	Three months ended June 30, 2008
	UI
	Distribution	Transmission	Total UI	Other (1)	Total
Operating Revenues	$186,336	$29,602	$215,938	$192	$216,130
Purchased power	91,993	-	91,993	-	91,993
Operation and maintenance	47,193	5,159	52,352	143	52,495
Transmission wholesale	-	9,431	9,431	-	9,431
Depreciation and amortization	23,912	1,260	25,172	34	25,206
Taxes - other than income taxes	8,764	2,521	11,285	-	11,285
Operating Income (Loss)	14,474	11,231	25,705	15	25,720

Other Income and (Deductions), net	1,596	317	1,913	111	2,024

Interest Charges, net	4,699	2,311	7,010	1,088	8,098

Income (Loss) From Continuing Operations Before Income
Taxes and Equity Earnings	11,371	9,237	20,608	(962)	19,646
Income Taxes (Benefits)	5,666	3,097	8,763	(384)	8,379
Income (Loss) From Continuing Operations Before Equity Earnings	5,705	6,140	11,845	(578)	11,267
Income (Losses) from Equity Investments	21	-	21	-	21
Income (Loss) From Continuing Operations	5,726	6,140	11,866	(578)	11,288
Discontinued Operations, Net of Tax	-	-	-	(17)	(17)
Net Income (Loss)	$5,726	$6,140	$11,866	$(595)	$11,271

	Three months ended June 30, 2007
	UI
	Distribution	Transmission	Total UI	Other (1)	Total
Operating Revenues	$199,760	$16,972	$216,732	$213	$216,945
Purchased power	111,573	-	111,573	-	111,573
Operation and maintenance	44,845	5,494	50,339	483	50,822
Transmission wholesale	-	4,412	4,412	-	4,412
Depreciation and amortization	19,783	1,153	20,936	8	20,944
Taxes - other than income taxes	8,532	1,782	10,314	-	10,314
Operating Income (Loss)	15,027	4,131	19,158	(278)	18,880

Other Income and (Deductions), net	2,454	833	3,287	584	3,871

Interest Charges, net	4,333	898	5,231	1,117	6,348

Income (Loss) From Continuing Operations Before Income
Taxes and Equity Earnings	13,148	4,066	17,214	(811)	16,403
Income Taxes (Benefits)	5,973	1,178	7,151	(322)	6,829
Income (Loss) From Continuing Operations Before Equity Earnings	7,175	2,888	10,063	(489)	9,574
Income (Losses) from Equity Investments	(39)	-	(39)	-	(39)
Income (Loss) From Continuing Operations	7,136	2,888	10,024	(489)	9,535
Discontinued Operations, Net of Tax	-	-	-	258	258
Net Income (Loss)	$7,136	$2,888	$10,024	$(231)	$9,793

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (continued)

	Six months ended June 30, 2008
	UI
	Distribution	Transmission	Total UI	Other (1)	Total
Operating Revenues	$393,801	$56,554	$450,355	$399	$450,754
Purchased power	209,519	-	209,519	-	209,519
Operation and maintenance	93,287	10,940	104,227	687	104,914
Transmission wholesale	-	17,982	17,982	-	17,982
Depreciation and amortization	47,781	2,543	50,324	68	50,392
Taxes - other than income taxes	18,365	5,203	23,568	(7)	23,561
Operating Income (Loss)	24,849	19,886	44,735	(349)	44,386

Other Income and (Deductions), net	2,662	694	3,356	523	3,879

Interest Charges, net	9,835	4,223	14,058	1,957	16,015

Income (Loss) From Continuing Operations Before Income
Taxes and Equity Earnings	17,676	16,357	34,033	(1,783)	32,250
Income Taxes (Benefits)	9,402	5,374	14,776	(711)	14,065
Income (Loss) From Continuing Operations Before Equity Earnings	8,274	10,983	19,257	(1,072)	18,185
Income (Losses) from Equity Investments	(253)	-	(253)	-	(253)
Income (Loss) From Continuing Operations	8,021	10,983	19,004	(1,072)	17,932
Discontinued Operations, Net of Tax	-	-	-	(74)	(74)
Net Income (Loss)	$8,021	$10,983	$19,004	$(1,146)	$17,858

	Six months ended June 30, 2007
	UI
	Distribution	Transmission	Total UI	Other (1)	Total
Operating Revenues	$455,346	$35,949	$491,295	$559	$491,854
Purchased power	287,690	-	287,690	-	287,690
Operation and maintenance	87,648	9,318	96,966	851	97,817
Transmission wholesale	-	12,611	12,611	-	12,611
Depreciation and amortization	38,122	2,396	40,518	16	40,534
Taxes - other than income taxes	17,568	4,011	21,579	-	21,579
Operating Income (Loss)	24,318	7,613	31,931	(308)	31,623

Other Income and (Deductions), net	3,959	1,276	5,235	1,600	6,835

Interest Charges, net	8,358	1,669	10,027	2,196	12,223

Income (Loss) From Continuing Operations Before Income
Taxes and Equity Earnings	19,919	7,220	27,139	(904)	26,235
Income Taxes (Benefits)	9,540	2,085	11,625	(344)	11,281
Income (Loss) From Continuing Operations Before Equity Earnings	10,379	5,135	15,514	(560)	14,954
Income (Losses) from Equity Investments	48	-	48	-	48
Income (Loss) From Continuing Operations	10,427	5,135	15,562	(560)	15,002
Discontinued Operations, Net of Tax	-	-	-	147	147
Net Income (Loss)	$10,427	$5,135	$15,562	$(413)	$15,149

	UI (2)
	Distribution	Transmission	Total UI	Other (1) (3)	Total
Total Assets at June 30, 2008	$-	$-	$1,846,378	$26,575	$1,872,953

Total Assets at December 31, 2007	$-	$-	$1,717,316	$58,518	$1,775,834

(1) Includes UIL Holdings Corporate and UIL Holdings' non-utility activities and unallocated corporate costs.
(2) Information for segmenting total assets between Distribution and Transmission is not available. Total UI assets are disclosed in the Total UI column. Net plant in service is segregated by segment and, as of June 30, 2008, was $566.1 million and
$403.2 million, respectively, for Distribution and Transmission. As of December 31, 2007, net plant in service was $527.7 million and $350.4 million, respectively, for Distribution and Transmission.
(3) Includes assets of discontinued operations held for sale.

(N) DISCONTINUED OPERATIONS

UIL Holdings substantially completed its sale of the business of its wholly-owned subsidiary Xcelecom, effective December 31, 2006, and in accordance with the provisions of SFAS No. 144, the results of those Xcelecom businesses have been reported as discontinued operations in the accompanying Consolidated Statement of Income for the three and six month periods ended June 30, 2008 and 2007, respectively, and as discontinued operations held for sale in the Consolidated Balance Sheet as of June 30, 2008 and December 31, 2007.  Certain Xcelecom businesses that did not meet the criteria of SFAS No. 144 are reported in continuing operations, as further described in Note (A), “Statement of Accounting Policies – Discontinued Operations / Assets Held for Sale.”

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (continued)

A summary of the discontinued operations of Xcelecom follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(In Thousands)		(In Thousands)

Net operating revenues	$-	$-	$-	$-

Operating loss	$(308)	$(180)	$(405)	$(963)

Income (Loss) before income taxes	$(27)	$302	$(119)	$127
Income tax benefit (expense)	10	(44)	45	20
Net income (loss) from discontinued operations	$(17)	$258	$(74)	$147

UIL Holdings is contingently liable to sureties on performance and payment bonds issued by those sureties, relating to construction projects entered into by Xcelecom and its former subsidiaries in the normal course of business.  These bonds provide a guarantee to the customer that Xcelecom or its former subsidiaries will perform under the terms of a contract and that it will pay subcontractors and vendors.   Surety bonds remain outstanding on certain projects being completed by Xcelecom’s former companies.  The majority of these projects will be completed in 2008.  If Xcelecom’s former companies and the buyers of those companies fail to perform under a contract or to pay subcontractors or vendors, the customer may demand that the surety make payments or provide services under the bond.  UIL Holdings must reimburse the surety for any expenses or outlays it incurs and seek recoupment of those expenses from the buyers of Xcelecom’s former companies.  Sureties have never been required to make payments on Xcelecom’s behalf under the bonds, and UIL Holdings believes that the buyers of Xcelecom’s former companies have every incentive to continue to perform their obligations on the construction projects and have adequate management and other resources to do so.  Accordingly, UIL Holdings concluded that it need not record a liability in connection with these obligations in its Consolidated Balance Sheet as of June 30, 2008.  As of June 30, 2008, sureties had issued bonds for the account of Xcelecom in the aggregate amount of approximately $98 million.  The expected remaining cost to complete for the projects covered by such surety bonds was approximately $6 million as of June 30, 2008.

Xcelecom recognizes certain significant claims for recovery of incurred costs when (1) it is probable that the claim will result in additional contract revenue, (2) when the amount of the claim can be reliably estimated, and (3) when it is determined that there is legal basis for the claim.  UIL Holdings has the right to certain claims related to the sales of the Xcelecom businesses that are not included in the accompanying statement of financial position as of June 30, 2008.

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

The buyer of the former Xcelecom companies comprising its systems integration business signed a promissory note payable to Xcelecom or UIL Holdings in connection with the sale of that business, which totals $1.5 million as of June 30, 2008.  In June 2008, UIL Holdings was notified that the buyer is in default on its third party credit line, which prohibits it from making any subordinated debt payments, including payments under the promissory note.  The buyer is attempting to resolve the default with the lender.  UIL Holdings expects ultimately to receive full payment under the note.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained herein, regarding matters that are not historical facts, are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995).  These include statements regarding management’s intentions, plans, beliefs, expectations or forecasts for the future.  Such forward-looking statements are based on UIL Holdings Corporation’s expectations and involve risks and uncertainties; consequently, actual results may differ materially from those expressed or implied in the statements.  Such risks and uncertainties include, but are not limited to, general economic conditions, legislative and regulatory changes, changes in demand for electricity and other products and services, unanticipated weather conditions, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental, and technological factors affecting the operations, markets, products and services of UIL Holdings Corporation’s subsidiary, The United Illuminating Company.  The foregoing and other factors are discussed and should be reviewed in UIL Holdings Corporation’s most recent Annual Report on Form 10-K and other subsequent periodic filings with the Securities and Exchange Commission (SEC).  Forward-looking statements included herein speak only as of the date hereof and UIL Holdings Corporation undertakes no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or circumstances.

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

The United Illuminating Company

UI is an electric transmission and distribution utility whose structure and operations are significantly affected by legislation and regulation.  UI’s rates and authorized return on equity are regulated by the Federal Energy Regulatory Commission (FERC) and the Connecticut Department of Public Utility Control (DPUC).  Legislation and regulatory decisions implementing legislation establish a framework for UI’s operations.  Other factors affecting UI’s financial results are operational matters, such as sales volume and ability to control expenses, major weather disturbances, and capital expenditures.  UI expects significant growth in its capital investment in its distribution and transmission infrastructure.  Construction of a 345-kV transmission line and associated facilities is more than 90% completed in southwest Connecticut.  UI has also constructed a substation in Trumbull, Connecticut, which was energized in June 2008.

Generation

In October 2007, UI entered into a joint development agreement (the Agreement) with NRG Energy, Inc. (NRG), pursuant to which UI and an NRG affiliate formed GenConn Energy LLC (GenConn), a 50-50 partnership, and  agreed to work together on an exclusive basis to develop and submit to the DPUC a joint proposal to construct peaking generation in Connecticut.  On June 25, 2008, the DPUC awarded GenConn a contract to build new peaking generation with nominal capacity of 200 megawatts (MW) at NRG’s existing Devon plant in Milford, CT.  The new plant will have a summer-related capacity of 194 MW, assuming the use of natural gas fuel.  The peaking plant will be owned by GenConn and will be able to provide power to all Connecticut residents during peak usage periods.  It is scheduled to be in operation by June 1, 2010.

In June 2008, the DPUC made its decision to select GenConn as one of three projects chosen to help address the state’s growing need for more power generation during the heaviest load periods.  On August 4, 2008, GenConn signed a contract for differences with The Connecticut Light & Power Company (CL&P).  The cost of the contract will be paid by customers and will be subject to a cost-sharing agreement whereby 20% of the cost is borne by UI customers and 80% by CL&P customers.  CL&P has filed the contract for differences as a compliance filing with the DPUC.

Legislation & Regulation

2008 Rate Case

On July 9, 2008, UI filed a notice of intent with the DPUC, requesting rates designed to produce additional revenues of approximately $33 million in 2009 and $33 million in 2010 (compared to 2009).  These additional revenues represent an increase of approximately 2.6% in 2009 over the total revenues that would be expected under the current rate schedules on a total bill basis.  For 2010, the additional revenues represent an increase of approximately 2.6% over 2009 expected revenues.  If approved by the DPUC, electric bills of residential customers using 700 kilowatt-hours per month will rise by approximately $6.00 per month beginning in January 2009, subject to final rate design.  UI has undertaken substantial efforts to control costs, however, it must now seek to increase rates due to higher uncollectible expense, lower sales and increased required capital projects to meet UI’s public service obligations.  UI intends to file its rate application within 30 to 60 days of July 9, 2008 in accordance with state regulations.  The filing will include amended rate schedules for distribution charges in 2009 and 2010.

2008 Rates

In December 2007, the DPUC issued a letter ruling to address changes to all of UI’s rate components effective as of January 1, 2008.  The letter ruling approved requested changes to UI’s distribution charges (pursuant to the DPUC’s decisions resulting from the 2005 Rate Case) as well as changes to UI’s transmission, CTA, SBC, Conservation and Load Management (CLM), Renewable Energy Investment (REI), and Non-Bypassable Federally Mandated Congestion Charge (NBFMCC).  Because a decision in UI’s semi-annual NBFMCC filing was scheduled for later than January 1, 2008, changes to NBFMCC rates included projected 2008 expenses as reflected in UI’s semi-annual filing.  This permitted all rate components to be established by the DPUC in one proceeding.  The letter ruling also approved Generation Services Charge (GSC) rates for each of the six-month periods from January 1, 2008 through June 30, 2008, and July 1, 2008 through December 31, 2008, respectively and last resort service GSC rates for the January 1, 2008 through March 31, 2008 time period.  In a separate letter ruling issued on March 26, 2008, the DPUC approved last resort service GSC rates for the April 1, 2008 through June 30, 2008 time period.

Other Regulation

In its June 19, 2008 decision, the DPUC reduced the Company’s incentive performance management fee earned for CLM in 2007 by approximately $0.5 million after-tax based on adjustments to CLM program goals.

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

UI has wholesale power supply agreements in place for the supply of all of UI’s standard service customers for all of 2008, 70% of the first half of 2009 and 60% of the second half of 2009.  In addition, UI has procured 20% of its 2010 Standard Service requirement and 10% of its 2011 Standard Service requirement.  Under Connecticut legislation passed in 2007, supplier of last resort service is procured on a quarterly basis.  These contracts are derivatives under SFAS No. 133 and UI elected the “normal purchase, normal sale” exception under SFAS No. 133.

Competitive Transition Assessment (CTA)

UI’s CTA collection recovers costs that have been reasonably incurred, or will be incurred, to meet its public service obligations and that will likely not otherwise be recoverable in a competitive market.  These “stranded costs” include above-market long-term purchased power contract obligations, regulatory asset recovery and above-market investments in power plants.  A significant amount of UI’s earnings is generated by the authorized return on the equity portion of unamortized stranded costs in the CTA rate base.  UI’s after-tax earnings attributable to CTA for the six month periods ended June 30, 2008 and 2007 were $4.7 million and $5.4 million, respectively.  A significant portion of UI’s cash flow from operations is also generated from those earnings and from the recovery of the CTA rate base.  Cash flow from operations related to CTA amounted to $19.2 million and $14.6 million, respectively, for the six month periods ended June 30, 2008 and 2007.  The CTA rate base has declined from year to year for a number of reasons, including:  amortization of stranded costs, the sale of UI’s nuclear units, and adjustments made through the annual DPUC review process.  The original rate base component of stranded costs, as of January 1, 2000, was $433 million.  It has since declined to $194 million at June 30, 2008.  In the future, UI’s CTA earnings will decrease while, based on UI’s current projections, cash flow will remain fairly constant after the expiration of the Bridgeport RESCO generating facility contract on December 31, 2008 until stranded costs are fully amortized.  Total CTA cost recovery is currently projected to be completed in 2015, with stranded cost amortizations expected to end in 2013.  The date by which stranded costs are fully amortized depends primarily upon the DPUC’s future decisions, which could affect future rates of stranded cost amortization.

Capital Projects

In order to maintain and improve its electricity delivery system and to provide quality customer service, UI is required to spend a significant amount each year on capital projects in the Distribution and Transmission Divisions.  A large portion of the funds required for capital projects is provided by operating activities, and the remainder must be financed externally.

In April 2005, the Connecticut Siting Council (CSC) approved a project to construct a 345-kV transmission line from Middletown, Connecticut, to Norwalk, Connecticut, which was jointly proposed by UI and CL&P.  This project is expected to improve the reliability of the transmission system in southwest Connecticut.

UI is constructing, and will own and operate transmission and substation facilities comprising approximately 20% of the total project cost.  UI’s current estimate for its share of the project cost is approximately $280 million to $295 million (excluding allowance for funds used during construction).  The increase in the range from $265 million to $285 million is primarily attributable to increases in the cost of civil construction associated with underground cable.  Upon project completion, UI’s transmission rate base will have increased by approximately $285 million to $300 million, an increase of more than 200% relative to UI’s net transmission assets existing prior to the project receiving CSC approval.  For project costs incurred prior to August 8, 2005, the FERC approved UI’s request to include 50% of those Construction Work In Progress (CWIP) expenditures in the rate base, allowing a return to be earned on that portion of UI’s investment before the project is completed.  UI will commence earning a return on the remaining 50% of the project costs incurred prior to that date when those costs are added to the rate base in conjunction with the investment being placed in service.  For project costs incurred after August 8, 2005, the FERC approved UI’s request to include 100% of those CWIP expenditures in rate base, effective as of May 23, 2007.  UI’s costs for the project are expected to be included in and recovered through transmission revenues requirements, which are under FERC jurisdiction.  Certain parties have requested rehearing of the FERC’s order.  In July 2007, the FERC granted rehearing for further consideration but has not yet issued a substantive order on the requests for rehearing.

Procurement of most of the major project components has been completed and all significant project approvals have been received.  Construction of the 345-kV transmission line and associated facilities is more than 90% completed.  UI expects to complete the project in early 2009.  The Project team filed a transmission cost allocation application with ISO-NE in April 2008.  ISO-NE will determine whether any of the costs of the transmission line should be categorized as Localized Costs and not recovered from customers in New England on a region-wide basis.  In that case, UI will seek to recover those costs from customers throughout the State of Connecticut.

A number of appeals to the Connecticut Superior Court were taken following CSC approval of the project, but there are currently no pending appeals with respect to UI.

Regional Transmission Organization for New England

Transmission Return on Equity (ROE)

On October 31, 2006, the FERC issued an initial order establishing allowable ROEs for various types of transmission assets (ROE Order) for transmission owners in New England, including UI.  The ROE Order set a base ROE of 10.20% and approved two ROE adders as follows: (i) a 50 basis point ROE adder on Pool Transmission Facilities (PTF) for participation in the Regional Transmission Organization for New England (RTO-NE); and (ii) a 100 basis point ROE adder for new transmission investment included in the ISO-New England Regional Transmission Expansion Plan (RTEP).  In addition, the FERC approved an ROE adjustment reflecting updated U.S. Treasury Bond data, applicable prospectively from the date of the order.

Under the ROE Order, UI’s ROE on transmission facilities depends on whether they are PTF or non-PTF.  As a member of RTO-NE, UI qualified for the 50 basis point ROE adder for its PTF.  The 100 basis point ROE adder for new investment was available for new PTF identified by ISO-NE in its Regional System Plan.  Non-PTF were not eligible for either the 50 basis point ROE adder for RTO participation or the 100 basis point ROE adder for new investment because the Transmission Owners (TOs) have not turned over complete operational control over non-PTF to ISO-NE and because non-PTF are not used to provide regional transmission service.  The following is a summary of the ROEs for UI’s PTF and non-PTF as authorized by the FERC in the ROE Order:

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

The TOs, various state agencies, public officials and electric cooperatives filed requests for rehearing of the FERC ROE Order.  In March 2008, the FERC issued an order (“Rehearing Order”) granting, in part, the TOs request for rehearing and adjusted the base-level ROE from 10.2% to 10.4%.  The FERC denied the requests of the state agencies, public officials and electric cooperatives for rehearing regarding the FERC’s upward adjustment to the base-level ROE and confirmed that the TOs were entitled to a 74 basis point adjustment for the going-forward period.

The FERC granted rehearing in part with respect to the 100 basis point ROE adder for RTEP-approved projects.  In particular, the FERC reaffirmed its approval of the 100 basis point ROE incentive for existing RTEP-approved projects, provided that these projects are completed and on line as of December 31, 2008.  The FERC held, however, that it would not “extend a pre-approved authorization for any future projects without a specific showing justifying the incentive on a project-by-project basis, consistent with the requirements of the FERC order.”

As a result of the Rehearing Order, the ROEs applicable to UI’s transmission rate base are as follows:

	Existing Transmission		New Transmission
	PTF	Non-PTF	PTF (1)	Non-PTF
2/1/05 to 10/30/06	10.90%	10.40%	11.90%	10.40%
10/31/06 and forward	11.64%	11.14%	12.64%	11.14%

(1) ROE available for new PTF identified by ISO-NE in its Regional System Plan for assets that come on line prior to December 31, 2008.

Based on the ROE Order, the Middletown/Norwalk Transmission Project, as an RTEP-approved project, was eligible for the 100 basis point ROE adder for new transmission investment.  However, the Middletown/Norwalk Transmission Project is not scheduled to be on-line prior to the December 31, 2008 cut-off for that incentive established in the Rehearing Order.  On April 23, 2008, UI filed with the FERC a request for clarification, or in the alternative, rehearing of its Rehearing Order to confirm that the Middletown/Norwalk Transmission Project is entitled to the 100 basis point incentive.  On August 4, 2008, the FERC issued an order concluding that UI should be granted relief from the December 31, 2008 cut-off date.

UI has determined that, as a result of the increase in the base-level ROE per the Rehearing Order, it should collect from customers approximately $0.6 million.

UI’s overall transmission ROE will be determined by the mix of UI’s transmission rate base between new and existing transmission assets, and whether such assets are PTF or non-PTF.  UI’s transmission assets are primarily PTF.  For 2008, UI is estimating an overall allowed weighted-average ROE for its transmission business of approximately 12.49%.

Several public sector parties have filed a petition with the United States Court of Appeals for the D.C. Circuit seeking judicial review of the ROE Order and Rehearing Order.

Xcelecom, Inc.

With the substantial completion of the divestiture of Xcelecom, Inc. (Xcelecom), UIL Holdings is no longer subject to the same level of operating risk factors that affected the financial results of Xcelecom in prior reporting periods.  UIL Holdings’ exposure regarding Xcelecom is now related to (1) the collection of accounts receivable and promissory notes related to the sales of certain Xcelecom companies, and (2) its indemnification obligations to the buyers of the former Xcelecom companies.

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

 LIQUIDITY AND CAPITAL RESOURCES

UIL Holdings generates its capital resources primarily through operations.  At June 30, 2008, UIL Holdings had $29.5 million of unrestricted cash and temporary cash investments.  This represents an increase of $16.3 million from the corresponding balance at December 31, 2007.  The components of this increase, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

(In Millions)

Continuing operations balance, December 31, 2007	$13.2

Net cash provided by operating activities	67.8

Net cash used in investing activities:
Restricted cash (1)	-
Cash invested in plant - including AFUDC debt	(110.8)
(110.8)

Net cash provided by (used in) financing activities:
Financing activities, excluding dividend payments	80.1
Dividend payments	(21.7)
58.4

Add change in cash of discontinued operations included above	0.9

Net change in cash	16.3

Continuing operations balance, June 30, 2008	$29.5

(1) As of June 30, 2008, UIL Holdings had $0.2 million in restricted cash related to self-insurance at UI.

The unrestricted cash position of UIL Holdings increased by $16.3 million from December 31, 2007 to June 30, 2008, as cash provided by operating activities and net proceeds from short-term borrowing was supplemented by existing cash on hand to cover various investing and financing activities.  Cash used in investing activities during the first six months consisted primarily of capital expenditures of $110.8 million for distribution and transmission infrastructure.  Cash provided by financing activities during the first six months of 2008 included $83 million from short-term debt, partially offset by the quarterly dividend payments on UIL Holdings’ common stock totaling $21.7 million and a $4.3 million principal payment on UIL Holdings’ long-term debt.

UIL Holdings accesses capital through both long-term and short-term financing arrangements.  Total current and long-term debt outstanding as of June 30, 2008 was $579.3 million, as compared to $583.6 million at year-end December 31, 2007.  UIL Holdings and UI have a joint short-term credit facility under which UI and UIL have aggregate borrowing capacity totaling $175 million, with $50 million of the limit available for UIL Holdings.  UI had $98 million outstanding under the facility and UIL Holdings had a standby letter of credit outstanding in the amount of $1 million as of June 30, 2008.   The standby letter of credit also reduces the amount of credit available for UI.  Available credit at June 30, 2008 for UI was $76 million, of which $49 million of that amount is available for UIL Holdings.

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

Financial Covenants

UIL Holdings and its operating subsidiary, UI, are required to comply with certain covenants in connection with their respective loan agreements.  The covenants are normal and customary in bank and loan agreements, and UIL Holdings and UI are both in compliance with such covenants at June 30, 2008.

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

CRITICAL ACCOUNTING POLICIES

UIL Holdings’ Consolidated Financial Statements are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty.  UIL Holdings believes that investors need to be aware of these policies and how they impact UIL Holdings’ financial reporting to gain a more complete understanding of UIL Holdings’ Consolidated Financial Statements as a whole, as well as management’s related discussion and analysis presented herein.  While UIL Holdings believes that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts.  The accounting policies and related risks described in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007 are those that depend most heavily on these judgments and estimates.  At June 30, 2008, there have been no material changes to any of the Critical Accounting Policies described therein.

OFF-BALANCE SHEET ARRANGEMENTS

UIL Holdings and its subsidiaries occasionally enter into guarantee contracts in the ordinary course of business.  At the time a guarantee is provided, an analysis is performed to assess the expected financial impact, if any, based on the likelihood of certain events occurring that would require UIL Holdings to perform under such guarantee.  Subsequent analysis is performed on a periodic basis to assess the impact of any changes in events or circumstances.  If such an analysis results in an amount that is inconsequential, no liability is recorded on the balance sheet related to the guarantee.  As of June 30, 2008, UIL Holdings had certain guarantee contracts outstanding for which no liability has been recorded in the Consolidated Financial Statements.  See Part I, Item 1, “Financial Statements – Notes to Consolidated Financial Statements – Note (J), Commitments and Contingencies,” of this Form 10-Q for further discussion of such guarantees.

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

RESULTS OF OPERATIONS

Use of Non-GAAP Measures

Within the “Results of Operations” section of this Quarterly Report on Form 10-Q, tabular presentations showing a comparison of UIL Holdings’ net income and earnings per share (EPS) for the three and six month periods ended June 30, 2008 and 2007 are provided.  UIL Holdings believes this information is useful in understanding the fluctuations in earnings per share between the current and prior year periods.  The amounts presented show the earnings per share from continuing operations for each of UIL Holdings’ lines of business, calculated by dividing the income from continuing operations of each line of business by the average number of shares of UIL Holdings’ common stock outstanding for the periods presented.  The earnings per share tables presented in “The United Illuminating Company Results of Operations” and “Non-Utility Results of Operations” for all periods presented are calculated on the same basis and reconcile to the amounts presented in the table under the heading “UIL Holdings Corporation Results of Operations.”  The total earnings per share from continuing operations and discontinued operations in the table presented under the heading “UIL Holdings Corporation Results of Operations” are presented on a GAAP basis.

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

Second Quarter 2008 vs. Second Quarter 2007

UIL Holdings Corporation Results of Operations: Second Quarter 2008 vs. Second Quarter 2007

UIL Holdings’ earnings from continuing operations were $11.3 million, or $0.45 per share, for the second quarter of 2008, an increase of $1.8 million or $0.07 per share, compared to the second quarter of 2007.  Discontinued operations had a minimal loss in the second quarter of 2008, a decrease of $0.3 million, or $0.01 per share, compared to the second quarter of 2007.  Total earnings, including discontinued operations, were $11.3 million, or $0.45 per share, an increase of $1.5 million, or $0.06 per share, compared to the second quarter of 2007.  The table below presents a comparison of UIL Holdings’ net income and EPS for the second quarter of 2008 and the second quarter of 2007.

	Quarter Ended	Quarter Ended	2008 More (Less) than 2007
	June 30, 2008	June 30, 2007	Amount	Percent

Net Income (Loss) (In Millions except percent and per share amounts)

UI	$11.9	$10.0	$1.9	19%
Non-Utility	(0.6)	(0.5)	(0.1)	20%
Total Income from Continuing Operations	11.3	9.5	1.8	19%

Discontinued Operations	-	0.3	(0.3)	(100)%
Total Net Income	$11.3	$9.8	$1.5	15%

EPS
UI	$0.48	$0.40	$0.08	20%
Non-Utility	(0.03)	(0.02)	(0.01)	50%
Total EPS from Continuing Operations - Basic	0.45	0.38	0.07	18%
Discontinued Operations	-	0.01	(0.01)	(100)%
Total EPS - Basic	$0.45	$0.39	$0.06	15%

Total EPS - Diluted (Note 1)	$0.44	$0.39	$0.05	13%
Note 1: Reflecting the effect of dilutive stock options, performance shares and restricted stock.

The United Illuminating Company Results of Operations:  Second Quarter of 2008 vs. Second Quarter of 2007

	Quarter Ended	Quarter Ended	2008 More (Less) than 2007
	June 30, 2008	June 30, 2007	Amount	Percent
EPS
Total UI - basic	$0.48	$0.40	$0.08	20%

Total UI - diluted (Note 1)	$0.47	$0.40	$0.07	18%

Retail Sales*	$1,349	$1,398	$(49)	(4)%
Weather Impact* (Note 2)	(17)	7	(24)	(2)%
Retail Sales – Normalized*	$1,332	$1,405	$(73)	(5)%
* Millions of kilowatt-hours
Note 1: Reflecting the effect of dilutive stock options, performance shares and restricted stock.
Note 2: Percentage change reflects impact to total retail sales.

UI’s net income was $11.9 million, or $0.48 per share, in the second quarter of 2008, compared to $10.0 million, or $0.40 per share, in the second quarter of 2007.  The increase in earnings was primarily due to growth in the transmission business of $0.13 per share, resulting from the earnings from construction work in progress on the Middletown/Norwalk transmission project, and increases in UI’s 2008 distribution rate components as approved by the DPUC in prior dockets.  The earnings improvement year over year for the quarter was partially offset by decreases in distribution sales volume of $0.05 per share, and increases in interest expense from higher borrowings of $0.05 per share.  Actual kWh sales decreased 3.5% compared to the same period in 2007.

Overall, UI’s operating revenue decreased by $0.8 million, from $216.7 million for the second quarter of 2007, to $215.9 million for the second quarter of 2008.  Retail revenue decreased $17.9 million due primarily to the impact of customers switching to alternate suppliers for generation services, which has no impact on net income, and to decreases in distribution sales volume, partially offset by increases in UI’s 2008 distribution rate components as approved by the DPUC in prior dockets. Other revenues increased $13.9 million, largely due to higher transmission revenue, partially offset by the net activity of the GSC “working capital allowance” due to timing differences.

Purchased power expense decreased by $19.6 million, from $111.6 million in the second quarter of 2007, to $92.0 million in the second quarter of 2008.  Retail purchased power expense decreased by $21.9 million in the second quarter of 2008, primarily due to the impact of customers switching to alternate suppliers for generation services, partially offset by higher costs to procure power.  UI receives electricity to satisfy its standard service and supplier of last resort requirements through fixed-price purchased power agreements.  These costs are recovered through the GSC and BFMCC portions of UI’s unbundled retail customer rates.  UI’s wholesale energy expense in the second quarter of 2008 increased by $2.4, million primarily due to higher pricing for generation at the Bridgeport RESCO generating plant.

UI’s operation and maintenance (O&M) expenses increased by $2.0 million, from $50.4 million in the second quarter of 2007, to $52.4 million in the second quarter of 2008.  The increase was primarily attributable to higher uncollectible accounts of $1.8 million.

UI’s transmission wholesale expenses increased by $5.0 million, from $4.4 million in the second quarter of 2007, to $9.4 million in the second quarter of 2008.  The increase was primarily attributable to higher regional transmission expenses of which UI pays a portion  based upon its relative load.

UI’s depreciation and amortization of regulatory assets increased by $4.3 million, from $20.9 million in the second quarter of 2007, to $25.2 million in the second quarter of 2008.  The increase was primarily attributable to increased CTA amortization.  UI accrues or defers additional amortization to achieve the authorized return on equity of 9.75% on unamortized CTA rate base.

UI’s other income and deductions decreased by $1.4 million, from $3.3 million in the second quarter of 2007 to $1.9 million in the second quarter of 2008.  The decrease was primarily attributable to a mark-to-market adjustment to non-qualified pension investments and the ISO-NE demand response program ending during the second quarter of 2008.

UI’s interest expense increased by $1.8 million, from $5.2 million in the second quarter of 2007, to $7.0 million in the second quarter of 2008.  The increase was primarily attributable to interest charges associated with increased long-term and short-term borrowings.

Non-Utility Results of Operations:  Second Quarter 2008 vs. Second Quarter 2007

	Quarter Ended	Quarter Ended	2008 More (Less) than 2007
	June 30, 2008	June 30, 2007	Amount	Percent
EPS
UCI	$-	$-	$-	N/A
UIL Corporate (Note 1)	(0.03)	(0.02)	(0.01)	50%
Total Non-Utility EPS from Continuing Operations	(0.03)	(0.02)	(0.01)	50%
Discontinued Operations	-	0.01	(0.01)	(100)%
Total Non-Utility EPS – Basic	$(0.03)	$(0.01)	$(0.02)	200%

Total Non-Utility EPS – Diluted (Note 2)	$-	$(0.01)	$0.01	(100)%
Note 1: Includes interest charges and strategic and administrative costs of the non-utility holding company.
Note 2:	Reflecting the effect of dilutive stock options, performance shares and restricted stock.

The non-utility operations reported a loss of $0.6 million, or $0.03 per share, from continuing operations in the second quarter of 2008 compared to a loss of $0.5 million, or $0.02 per share in the second quarter of 2007.  The following is an explanation of the quarterly variances for UIL Holdings’ non-utility operations.

Non-Utility Activities and Unallocated Corporate Costs

United Capital Investments, Inc. (UCI)

UCI earned a minimal amount in the second quarters of both 2008 and 2007.

UIL Corporate

UIL Holdings retains certain costs at the holding company, or “corporate” level which are not allocated to the various non-utility subsidiaries as well as the results of the former Xcelecom entities which were not divested.  UIL Corporate incurred net after tax costs of $0.6 million, or $0.03 per share, compared to a loss of $0.5 million, or $.02 per share, in the second quarter of 2007.

Discontinued Operations

Xcelecom, Inc.

The divested Xcelecom businesses lost a minimal amount in the second quarter 2008 and earned $0.3 million, or  $0.01 per share, in the second quarter of 2007.  The decrease in 2008 earnings was primarily due to the absence of a gain from an adjustment to the sale of a former subsidiary.

UIL Holdings Corporation Results of Operations: First Six Months 2008 vs. First Six Months 2007

UIL Holdings’ earnings from continuing operations were $17.9 million, or $0.71 per share, for the first six months of 2008, an increase of $2.9 million or $0.11 per share, compared to the first six months of 2007.  The loss from discontinued operations was $0.1 million, with a minimal per share impact, in the first six months of 2008, a decrease of $0.3 million, or $0.01 per share, compared to the first six months of 2007.  Total earnings, including discontinued operations, were $17.8 million, or $0.71 per share, an increase of $2.6 million, or $0.10 per share, compared to the first six months of 2007.  The table below presents a comparison of UIL Holdings’ net income and EPS for first six months of 2008 and first six months of 2007.

	Six Months Ended	Six Months Ended	2008 More (Less) than 2007
	June 30, 2008	June 30, 2007	Amount	Percent

Net Income (Loss) (In Millions except percent and per share amounts)

UI	$19.0	$15.6	$3.4	22%
Non-Utility	(1.1)	(0.6)	(0.5)	83%
Total Income from Continuing Operations	17.9	15.0	2.9	19%

Discontinued Operations	(0.1)	0.2	(0.3)	(150)%
Total Net Income	$17.8	$15.2	$2.6	17%

EPS
UI	$0.75	$0.62	$0.13	21%
Non-Utility	(0.04)	(0.02)	(0.02)	100%
Total EPS from Continuing Operations - Basic	0.71	0.60	0.11	18%
Discontinued Operations	-	0.01	(0.01)	(100)%
Total EPS - Basic	$0.71	$0.61	$0.10	16%

Total EPS - Diluted (Note 1)	$0.70	$0.60	$0.10	17%
Note 1: Reflecting the effect of dilutive stock options, performance shares and restricted stock.

The United Illuminating Company Results of Operations:  First Six Months 2008 vs. First Six Months 2007

	Six Months Ended	Six Months Ended	2008 More (Less) than 2007
	June 30, 2008	June 30, 2007	Amount	Percent
EPS
Total UI - basic	$0.75	$0.62	$0.13	21%

Total UI - diluted (Note 1)	$0.74	$0.61	$0.13	21%

Retail Sales*	$2,770	$2,866	$(96)	(3)%
Weather Impact* (Note 2)	(6)	1	(7)	(700)%
Retail Sales – Normalized*	$2,764	$2,867	$(103)	(4)%
* Millions of kilowatt-hours
Note 1: Reflecting the effect of dilutive stock options, performance shares and restricted stock.
Note 2: Percentage change reflects impact to total retail sales.

UI’s net income was $19.0 million, or $0.75 per share, for the first six months of 2008, compared to $15.6 million, or $0.62 per share, for the first six months of 2007.  The increase in earnings was primarily due to growth in the transmission business of $0.23 per share, resulting from the earnings from construction work in progress on the Middletown/Norwalk transmission project, and increases in UI’s 2008 distribution rate components as approved by the DPUC in prior dockets.  The earnings improvement year over year was partially offset by decreases in distribution sales volume of $0.08 per share, increases in interest expense from higher borrowings of $0.11 per share, and uncollectible expense of $0.02 per share.  Actual kWh sales decreased 3.4% compared to the same period in 2007.

Overall, UI’s operating revenue decreased by $40.9 million, from $491.3 million for the first six months of 2007, to $450.4 million for the first six months of 2008.  Retail revenue decreased $50.0 million due primarily to the impact of customers switching to alternate suppliers for services, which has no impact on net income, and to decreases in distribution sales volume, partially offset by increases in UI’s 2008 distribution rate components as approved by the DPUC.  Other revenues increased $4.9 million, largely due to higher transmission revenue, partially offset by the net activity of the GSC “working capital allowance” due to timing differences.

Purchased power expense decreased by $78.2 million, from $287.7 million for the first six months of 2007, to $209.5 million for the first six months of 2008.  Retail purchased power expense decreased $81.4 million during the first six months of 2008, primarily due to the impact of customers switching to alternate suppliers for generation services, partially offset by higher costs to procure power.  UI receives electricity to satisfy its standard service and supplier of last resort requirements through fixed-price purchased power agreements.  These costs are recovered through the GSC and BFMCC portion of UI’s unbundled retail customer rates.  UI’s wholesale energy expense for the first six months of 2008 increased by $3.3 million, primarily due to higher pricing for generation at the Bridgeport RESCO generating plant.

UI’s O&M expenses increased by $7.2 million, from $97.0 million in the first six months of 2007, to $104.2 million in the first six months of 2008.  The increase was primarily attributable to higher uncollectible accounts of $3.9 million and increased salary expense of $1.3 million.

UI’s transmission wholesale expenses increased by $5.4 million, from $12.6 million in the first six months of 2007, to $18.0 million in the first six months of 2008.  The increase was primarily attributable to higher regional transmission expenses of which UI pays a portion of based upon its relative load.

UI’s depreciation and amortization of regulatory assets increased by $9.8 million, from $40.5 million for the first six months, of 2007 to $50.3 million for the first six months of 2008.  The increase was primarily attributable to increased CTA amortization.  UI accrues or defers additional amortization to achieve the authorized return on equity of 9.75% on unamortized CTA rate base.

UI’s other income and deductions decreased by $1.8 million, from $5.2 million for the first six months of 2007, to $3.4 million for the first six months of 2008.  The decrease was primarily attributable to a mark-to-market adjustment to non-qualified pension investments and the ISO-NE demand response program ending during the first six months of 2008.

UI’s interest expense increased by $4.1 million, from $10.0 million for the first six months of 2007, to $14.1 million for the first six months of 2008.  The increase was mainly attributable to interest charges associated with increased long-term and short-term borrowings.

Non-Utility Results of Operations:  First Six Months 2008 vs. First Six Months Quarter 2007

	Six Months Ended	Six Months Ended	2008 More (Less) than 2007
	June 30, 2008	June 30, 2007	Amount	Percent
EPS
UCI	$-	$-	$-	N/A
UIL Corporate (Note A)	(0.04)	(0.02)	(0.02)	100%
Total Non-Utility EPS from Continuing Operations	(0.04)	(0.02)	(0.02)	100%
Discontinued Operations	-	0.01	(0.01)	(100)%
Total Non-Utility EPS – Basic	$(0.04)	$(0.01)	$(0.03)	300%

Total Non-Utility EPS – Diluted (Note B)	$(0.04)	$(0.01)	$(0.03)	300%

Note A:	Includes interest charges and strategic and administrative costs of the non-utility holding company.
Note B:	Reflecting the effect of dilutive stock options, performance shares and restricted stock.

The non-utility operations reported a loss of $1.1 million from continuing operations in the first six months of 2008, compared to a loss of $0.6 million in the first six months of 2007.  The following is an explanation of the quarterly variances for UIL Holdings’ non-utility operations.

Non-Utility Activities and Unallocated Corporate Costs

United Capital Investments, Inc. (UCI)

UCI earned a minimal amount in the first six months of both 2008 and 2007.

UIL Corporate

UIL Holdings retains certain costs at the holding company, or “corporate” level which are not allocated to the various non-utility subsidiaries as well as the results of the former Xcelecom entities which were not divested.  UIL Corporate incurred a loss of $1.1 million, or $0.04 per share, compared to a loss of $0.6 million, or $0.02 per share, in the first six months of 2007.  The decrease in 2008 earnings was primarily due to lower interest income earned on short-term investments.

Discontinued Operations

Xcelecom, Inc.

The divested Xcelecom businesses incurred net after-tax costs of $0.1 million, with a minimal per share impact, in the first six months of 2008 and earned $0.2 million, or $0.01 per share, in the first six months of 2007.   The decrease in 2008 earnings was primarily due to the absence of a gain from an adjustment of the sale of a former subsidiary.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

UIL Holdings and UI have market risk associated with (1) the refinancing of fixed rate debt at maturity, (2) the remarketing of multi-annual tax-exempt bonds, (3) the periodic reset by auction (every 35 days) of the interest rate on $64.5 million principal amount of tax exempt bonds (Auction Rate Bonds); and (4) the issuance of new debt to refinance existing debt or finance capital expenditures (the Financings).  The Auction Rate bonds are also referred to as pollution control revenue refunding bonds.

The weighted average remaining fixed rate period of outstanding long-term debt obligations of UIL Holdings and UI as of June 30, 2008 is 5.69 years, at an average interest rate of 5.10%.

The principal and interest payments on certain of UI’s tax exempt bonds are insured by Ambac Assurance Corporation (Ambac).  The insured bonds are as follows: (1) $25 million principal amount of bonds remarketed December 3, 2007 for a rate period of one-year to December 1, 2008; (2) $27.5 million principal amount of multi-annual tax exempt bonds to be remarketed in February 2010; and (3) $64.5 million principal amount of Auction Rate Bonds.  These insured bonds have been rated by either Moody’s Investors Service (Moody’s) or Moody’s and Standard & Poor’s (S&P), based on the credit rating of Ambac.  Published reports indicate that Ambac had been subject to review and downgrade by the credit rating agencies, due to its exposure to sub-prime mortgages.  In June, the ratings on UI’s insured bonds were lowered, based on Ambac’s credit rating.  The credit rating from Moody’s was lowered from Aaa to Aa3, with an underlying rating of Baa2, based on UI’s credit rating, and the credit rating from S&P was lowered from AAA to AA.  The credit pressure on Ambac has increased the remarketing risk of the insured bonds and increased the potential for a failure to achieve sufficient clearing bids at future auctions of the Auction Rate Bonds.  Also, there has been considerable dislocation in the auction rate bond market, and there have been failed auctions, resulting from insufficient clearing bids.  The auctions for the Auction Rate Bonds have failed, beginning with the March 2008 auction. When there are insufficient clearing bids as a result of an auction, the interest rate will be set at a rate equal to the product of a multiple of 125% to 225%, based on the credit rating on the Auction Rate Bonds assigned by Moody’s or S&P, and one-month London Interbank Offering Rate (LIBOR), and the bondholders will continue to hold the bonds.  Currently, these bonds are rated by Moody’s.  In the event of subsequent failed auctions of the Auction Rate Bonds, the interest rate on the bonds will continue to be reset as described above.  The interest rate on these bonds at July 21, 2008 was equal to 150% times LIBOR or 3.691%.  UI is evaluating its options with respect to outstanding tax exempt bonds that are insured by Ambac.

On March 9, 2006, UI entered into an interest rate cap (rate cap) transaction to mitigate interest rate risk with respect to the Auction Rate Bonds.  The rate cap was set at 3.68% and became effective March 30, 2006.  The rate cap will terminate on August 5, 2009.  The rate cap is tied to the Securities Industry and Financial Markets Association Municipal Swap Index (SIFMA), formerly the U.S. Dollar – Bond Market Association Municipal Swap Index.  If the average of the index for the calculation period exceeds the rate cap, UI will be paid an amount based on such difference.  In the past, the interest rate on the Auction Rate Bonds closely tracked the SIFMA index.  However, the conditions in the auction rate bond market and failed auctions of the Auction Rate Bonds, have resulted in interest rates on the Auction Rate Bonds having been set at rates that no longer closely track the SIFMA index.  Therefore, although the interest rate on the Auction Rate Bonds as of the July 21, 2008 auction was greater than the rate cap, the average of the SIFMA index for the calculation period was less than the rate cap, and UI did not receive payment under the rate cap.  Market risk also represents the risks of changes in the value of a financial instrument, derivative or non-derivative, caused by fluctuation in interest rates, and equity prices.  At the end of each quarter, changes in the market value of the rate cap are marked-to-market, which resulted in an immaterial amount charged to income for the period ended June 30, 2008.  UI paid $0.6 million to enter into the rate cap transaction, which is being amortized over the life of the rate cap based upon quarterly fair market value analysis.

Item 4.  Controls and Procedures.

UIL Holdings maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to UIL Holdings’ management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

UIL Holdings carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of UIL Holdings’ disclosure controls and procedures as of June 30, 2008.  Based on the foregoing, UIL Holdings’ Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective as of June 30, 2008.

There have been no changes in UIL Holdings’ internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, UIL Holdings’ internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A. – Risk Factors.

The financial condition and results of operations of UIL Holdings are subject to various risks, uncertainties and other factors, as described in UIL Holdings’ Annual Report on Form 10K for the year ended December 31, 2007.  The following risk factors included in that report have been updated to reflect activity as of June 30, 2008:

The inability to collect amounts due under a promissory note from the buyers of the divested Xcelecom companies could adversely impact UIL Holdings’ financial condition and results of operations.

The buyer of the former Xcelecom companies comprising its systems integration business signed a promissory note payable to Xcelecom or UIL Holdings in connection with the sale of that business, which totals $1.5 million as of June 30, 2008.  In June 2008, UIL Holdings was notified that the buyer is in default on its third party credit line, which prohibits it from making any subordinated debt payments, including payments under the promissory note.  The buyer is attempting to resolve the default with the lender.  UIL Holdings expects ultimately to receive full payment under the note.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

UIL Holdings repurchased 16,644 shares of common stock in open market transactions to satisfy matching contributions for participants’ contributions into UIL Holdings 401(k) in the form of UIL Holdings stock as follows:

Period	Total Number of Shares Purchased*	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
April	8,238	30.76	None	None
May	8,406	32.08	None	None
June	-	-	None	None
Total	16,644	31.43	None	None
* All shares were purchased in open market transactions.  The effects of these transactions did not change the number of outstanding shares of UIL Holdings’ common stock.

Item 4.  Submission of Matters to Vote of Security Holders.

The Annual Meeting of the Shareowners of UIL Holdings was held on May 14, 2008.  The following matters were submitted to vote:  (1) electing a Board of Directors for the ensuing year, (2) ratifying the selection of PricewaterhouseCoopers LLP as the firm of independent public accountants to audit the books and affairs of UIL Holdings for the fiscal year 2008 and (3) approval of the UIL Holdings Corporation 2008 Stock and Incentive Compensation Plan.

All of the nominees for election as Directors listed in UIL Holdings’ proxy statement for the meeting were elected, by the following votes:

	Number of Shares
	Voted	Not
Nominee	“For”	Voted
Thelma R. Albright	21,798,917	554,385
Marc C. Breslawsky	21,901,685	451,617
Arnold L. Chase	21,519,325	833,977
John F. Croweak	21,807,192	546,110
Betsy Henley-Cohn	21,864,298	489,004
John L. Lahey	21,891,572	461,730
F. Patrick McFadden, Jr.	21,875,976	477,326
Daniel J. Miglio	22,028,295	325,007
William F. Murdy	21,902,158	451,144
James A. Thomas	21,817,050	536,253
James P. Torgerson	21,886,157	467,145

The selection of PricewaterhouseCoopers LLP as the independent registered public accounting firm to audit the books and affairs of UIL Holdings for the fiscal year 2008 was ratified by the following vote:

Number of Shares
Voted	Voted	Not Voted
“For”	“Against”	/Abstain
22,016,200	264,388	72,714

The proposal to approve the UIL Holdings Corporation 2008 Stock and Incentive Compensation Plan was ratified by the following vote:

Number of Shares
Voted	Voted	Not Voted
“For”	“Against”	/Abstain
14,879,613	970,973	123,064

Item 5.  Other Information

On August 4, 2008, UIL Holdings Corporation entered into agreements with James Torgerson and Linda Randell and The United Illuminating Company entered into agreements with Anthony Vallillo, Richard Nicholas and Richard Reed which amend each executive’s Employment Agreement to conform to the requirements of Internal Revenue Code Section 409A and make other minor changes.  The amendments primarily clarify (i) the timing of severance payments and other benefits in the event the executive experiences an involuntary separation from service, and (ii) the circumstances under which an executive may be entitled to severance benefits in the event of a termination by the executive on account of a constructive termination.  The amendments also address recent IRS guidance concerning Code Section 162(m) performance-based compensation and clarify provisions relating to payments to be made on account of non-competes.  The foregoing description of the amendments to the Employment Agreements is qualified in its entirety by reference to the amendments, which are filed herewith as Exhibits 10.26a, 10.34a, 10.37c, 10.14a and 10.38b, respectively, and are incorporated herein by reference.

On August 4, 2008, The UIL Holdings Corporation Change in Control Severance Plan II was amended and restated to conform the Plan to the requirements of Internal Revenue Code Section 409A and coordinate Plan provisions with the amendments to the Employment Agreements noted above.  The amended and restated Plan document primarily clarifies (i) the timing of severance payments and other benefits in the event an executive experiences an involuntary separation from service within two years following a Change in Control, (ii) the circumstances under which an executive may be entitled to severance benefits in the event of a termination by the executive on account of a constructive termination within two years following a Change in Control, and (iii) the payment and administration of a “gross-up” in the event an eligible executive becomes subject to the excise tax under the Code Section 4999 golden parachute rules.  The amended and restated Plan document also adopts a definition of Change in Control that is consistent with Code Section 409A, and modifies the health and welfare benefits that are made available after an involuntary separation from service in ways that are consistent with Code Section 409A.  The foregoing description of the changes to the Plan is qualified in its entirety by reference to the amended and restated Plan document, which is filed herewith as Exhibit 10.28a and incorporated herein by reference.

On August 4, 2008, The Supplemental Executive Retirement Plan of The United Illuminating Company was amended and restated to conform the Plan with the requirements of Internal Revenue Code Section 409A.  The Plan has been memorialized in two Plan documents, one of which reflects the terms of the grandfathered benefits (accrued and vested prior to January 1, 2005) and the other of which reflects the terms of the non-grandfathered benefits (accrued or vested on or after January 1, 2005).  In addition to clarifying the grandfathered or non-grandfathered status of benefits, the amended and restated Plan documents primarily clarify (i) the timing of deferral and payment elections; and (ii) the circumstances when payments will be made (e.g., upon a “Separation from Service”).  The foregoing description of the amended and restated Plan documents is qualified in its entirety by reference to the documents, which are filed herewith as Exhibits 10.43 and 10.44 and incorporated herein by reference.

On August 4, 2008, The UIL Holdings Corporation Deferred Compensation Plan was amended and restated to conform the Plan with the requirements of Internal Revenue Code Section 409A.  The Plan has been memorialized in two Plan documents, one of which reflects the terms of the grandfathered benefits (accrued and vested prior to January 1, 2005) and the other of which reflects the terms of the non-grandfathered benefits (accrued or vested on or after January 1, 2005).  In addition to clarifying the grandfathered or non-grandfathered status of benefits, the amended and restated Plan documents primarily clarify (i) the timing of deferral and payment elections; and (ii) the circumstances when payments will be made (e.g., “Separation from Service”, “Unforeseeable Emergency”).  The foregoing description of the amended and restated Plan documents is qualified in its entirety by reference to the documents, which are filed herewith as Exhibits 10.41 and 10.42 and incorporated herein by reference

Item 6.  Exhibits.

(a)                 Exhibits.

Exhibit Table Item Number	Exhibit Number	Description
(10)	10.14a*	Copy of First Amendment, dated August 4, 2008, to Employment Agreement, dated as of July 8, 2005, between The United Illuminating Company and Richard J. Nicholas.
(10)	10.26a*	Copy of First Amendment, dated August 4, 2008, to Employment Agreement, dated as of January 10, 2006, between UIL Holdings Corporation and James P. Torgerson.
(10)	10.28a*	Copy of amended and restated UIL Holdings Corporation Change In Control Severance Plan dated August 4, 2008.
(10)	10.34a*	Copy of First Amendment, dated August 4, 2008, to Employment Agreement, dated as of February 28, 2007, between UIL Holdings Corporation and Linda L. Randell.
(10)	10.37c*	Copy of Third Amendment, dated August 4, 2008, to Employment Agreement, dated as of January 26, 2004, between The United Illuminating Company and Anthony J. Vallillo.
(10)	10.38b*	Copy of Second Amendment, dated August 4, 2008, to Employment Agreement, dated as of March 26, 2004, between The United Illuminating Company and Richard J. Reed.
(10)	10.40*	Copy of UIL Holdings Corporation 2008 Stock and Incentive Compensation Plan dated May 14, 2008
(10)	10.41*	Copy of The United Illuminating Company Deferred Compensation Plan Grandfathered Benefits Provisions dated August 4, 2008.
(10)	10.42*	Copy of The United Illuminating Company Deferred Compensation Plan Non-Grandfathered Benefits Provisions dated August 4, 2008.
(10)	10.43*	Copy of The United Illuminating Company Supplemental Executive Retirement Plan Grandfathered Benefits Provisions dated August 4, 2008.
(10)	10.44*	Copy of The United Illuminating Company Supplemental Executive Retirement Plan Non-Grandfathered Benefits Provisions dated August 4, 2008.
(31)	31.1	Certification of Periodic Financial Report.
(31)	31.2	Certification of Periodic Financial Report.
(32)	32	Certification of Periodic Financial Report.
*Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UIL HOLDINGS CORPORATION

Date 08/05/2008	/s/ Richard J. Nicholas
Richard J. Nicholas
Executive Vice President
and Chief Financial Officer