Form 10-Q
period 2008-09-30
UIL HOLDINGS CORP
filed 2008-11-04
CIK 1082510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐No ☒
The number of shares outstanding of the issuer’s only class of common stock, as of October 31, 2008 was 25,258,357.

INDEX

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

Item 1A.	Risk Factors.	49
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	50
Item 6.	Exhibits.	50
	SIGNATURES	51

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statement
UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(In Thousands except per share amounts)
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Operating Revenues (Note F)
Utility	$278,499	$267,870	$728,854	$759,165
Non-utility	218	191	617	750
Total Operating Revenues	278,717	268,061	729,471	759,915
Operating Expenses
Operation
Purchased power (Note F)	121,371	125,933	330,890	413,623
Operation and maintenance	55,560	50,960	160,474	148,777
Transmission wholesale	15,906	11,296	33,888	23,907
Depreciation and amortization (Note F)	27,326	25,466	77,718	66,000
Taxes - other than income taxes (Note F)	14,657	12,617	38,218	34,196
Total Operating Expenses	234,820	226,272	641,188	686,503
Operating Income	43,897	41,789	88,283	73,412

Other Income and (Deductions), net (Note F)	2,374	3,727	6,253	10,562

Interest Charges, net
Interest on long-term debt	7,154	5,767	21,523	16,346
Other interest, net (Note F)	1,030	583	1,810	1,414
	8,184	6,350	23,333	17,760
Amortization of debt expense and redemption premiums	431	416	1,297	1,229
Total Interest Charges, net	8,615	6,766	24,630	18,989

Income Before Income Taxes, Equity Earnings and
Discontinued Operations	37,656	38,750	69,906	64,985

Income Taxes (Note E)	16,047	15,756	30,112	27,037

Income Before Equity Earnings and Discontinued Operations	21,609	22,994	39,794	37,948
Income (Loss) from Equity Investments	22	7	(231)	55
Income from Continuing Operations	21,631	23,001	39,563	38,003
Discontinued Operations, Net of Tax (Note N)	(93)	(2,008)	(167)	(1,861)

Net Income	$21,538	$20,993	$39,396	$36,142

Average Number of Common Shares Outstanding - Basic	25,135	25,012	25,100	24,973
Average Number of Common Shares Outstanding - Diluted	25,429	25,288	25,411	25,272

Earnings Per Share of Common Stock - Basic:
Continuing Operations	$0.86	$0.92	$1.58	$1.52
Discontinued Operations	-	(0.08)	(0.01)	(0.07)
Net Earnings	$0.86	$0.84	$1.57	$1.45

Earnings Per Share of Common Stock - Diluted:
Continuing Operations	$0.85	$0.91	$1.56	$1.50
Discontinued Operations	-	(0.08)	(0.01)	(0.07)
Net Earnings	$0.85	$0.83	$1.55	$1.43

Cash Dividends Declared per share of Common Stock	$0.432	$0.432	$1.296	$1.296

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net Income	$21,538	$20,993	$39,396	$36,142
Other comprehensive income (loss), net of tax:
Interest rate cap mark-to-market	8	-	2	23
Other Comprehensive Income (Loss)	8	-	2	23
Comprehensive Income (Note A)	$21,546	$20,993	$39,398	$36,165

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET

ASSETS
(In Thousands)
(Unaudited)
	September 30,	December 31,
	2008	2007
Current Assets
Unrestricted cash and temporary cash investments	$15,823	$13,156
Restricted cash	10,785	203
Utility accounts receivable less allowance of $4,200 and $3,900	97,859	83,572
Other accounts receivable	7,473	14,339
Related party note receivable (Note H)	15,000	-
Unbilled revenues	42,521	42,910
Current regulatory assets	36,705	51,929
Materials and supplies, at average cost	4,585	3,250
Deferred income taxes	7,398	9,647
Refundable taxes, net	-	12,973
Prepayments	6,654	2,254
Other current assets	2,258	7,567
Current assets of discontinued operations held for sale	6,349	6,104
Total Current Assets	253,410	247,904

Other investments	11,373	13,821

Property, Plant and Equipment at original cost
In service	979,820	914,666
Less, accumulated depreciation	337,497	314,361
	642,323	600,305
Construction work in progress	366,282	278,061
Net Property, Plant and Equipment	1,008,605	878,366

Regulatory Assets (future amounts due from customers
through the ratemaking process)	634,610	616,966

Deferred Charges and Other Assets
Unamortized debt issuance expenses	6,544	7,219
Other long-term receivable	982	984
Contracts for differences	6,523	9,846
Other	818	728
Total Deferred Charges and Other Assets	14,867	18,777

Total Assets	$1,922,865	$1,775,834

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET

LIABILITIES AND CAPITALIZATION
(In Thousands)
(Unaudited)
	September 30,	December 31,
	2008	2007
Current Liabilities
Line of credit borrowings	$126,000	$15,000
Current portion of long-term debt	104,286	104,286
Accounts payable	87,263	100,529
Dividends payable	10,891	10,834
Accrued liabilities	25,888	30,435
Current regulatory liabilities	9,413	18,647
Interest accrued	5,593	6,186
Taxes accrued	16,330	-
Purchase power contract obligation	5,136	19,899
Current liabilities of discontinued operations held for sale	5,169	5,040
Total Current Liabilities	395,969	310,856

Noncurrent Liabilities
Pension accrued	28,763	27,495
Connecticut Yankee contract obligation	23,617	25,086
Other post-retirement benefits accrued	37,926	36,076
Contracts for differences	92,467	47,830
Other	5,054	6,075
Total Noncurrent Liabilities	187,827	142,562

Deferred Income Taxes (future tax liabilities owed
to taxing authorities)	311,696	313,812

Regulatory Liabilities (future amounts owed to customers
through the ratemaking process)	77,167	64,996

Commitments and Contingencies (Note J)

Capitalization (Note B)
Long-term debt	475,031	479,317

Common Stock Equity
Common stock	330,313	327,488
Paid-in capital	13,160	12,582
Capital stock expense	(2,170)	(2,170)
Unearned employee stock ownership plan equity	(950)	(1,662)
Accumulated other comprehensive loss	(26)	(28)
Retained earnings	134,848	128,081
Net Common Stock Equity	475,175	464,291

Total Capitalization	950,206	943,608

Total Liabilities and Capitalization	$1,922,865	$1,775,834

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash Flows From Operating Activities
Net income	$39,396	$36,142
Adjustments to reconcile net income
to net cash provided by operating activities:
Loss on settlements of divested businesses	-	1,650
Depreciation and amortization	63,539	51,472
Deferred income taxes	(9,361)	(3,301)
Stock-based compensation expense (Note A)	3,048	2,367
Excess tax benefits from share-based compensation	(124)	(293)
Pension expense	7,962	9,992
Deferred investment tax credits (net)	(110)	(110)
Allowance for funds used during construction - equity	(1,688)	(1,624)
Undistributed (earnings) losses in equity investments	339	(55)
Excess generation service charge	(8,434)	(389)
Deferred Transmission (income) expense	(1,925)	1,196
Other non-cash items (net)	4,210	(3,446)
Changes in:
Accounts receivable - net	(7,847)	(25,173)
Materials and supplies	(1,335)	(1,706)
Prepayments	(4,463)	(1,093)
Accounts payable	(8,227)	8,800
Interest accrued	(586)	1,054
Taxes accrued and refundable	29,299	13,191
Accrued pension	(227)	(4,329)
Accrued liabilities	(420)	(8,551)
Other assets	2,169	(5,482)
Other liabilities	(2,747)	(333)
Total Adjustments	63,072	33,837
Net Cash provided by Operating Activities	102,468	69,979

Cash Flows from Investing Activities
Proceeds from sale of Steel Point	-	4,600
Proceeds from settlement of note receivable	-	2,500
Related party note receivable	(15,000)	-
Non-utility minority interest investments, net	173	-
Plant expenditures including AFUDC debt	(150,745)	(160,729)
Changes in restricted cash	(10,581)	162
Net Cash (used in) Investing Activities	(176,153)	(153,467)

Cash Flows from Financing Activities
Issuances of common stock	1,847	999
Excess tax benefits from share-based compensation	124	293
Issuances of long-term debt	-	100,000
Payments on long-term debt	(4,286)	(4,286)
Notes payable - short-term, net	111,000	-
Expenses of issuances	-	(432)
Payment of common stock dividend	(32,572)	(21,628)
Net Cash provided by Financing Activities	76,113	74,946

Unrestricted Cash and Temporary Cash Investments:
Net change for the period	2,428	(8,542)
Balance at beginning of period	14,770	63,364
Balance at end of period	17,198	54,822
Less unrestricted cash and temporary cash investments of
discontinued operations at end of period	1,375	2,159
Continuing operations balance at end of period	$15,823	$52,663

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

(A)            STATEMENT OF ACCOUNTING POLICIES

Basis of Presentation

UIL Holdings Corporation (UIL Holdings) primarily operates its regulated utility business.  The utility business consists of the electric transmission and distribution operations of The United Illuminating Company (UI).  UI is also a 50-50 partner, together with NRG Energy, Inc., in GenConn Energy LLC, a project to build new peaking generation plants chosen by the DPUC to help address the state’s growing need for more power generation during the heaviest load periods.  UIL Holdings also has non-utility businesses consisting of an operating lease and passive minority ownership interests in two investment funds (collectively held at United Capital Investments, Inc. (UCI)), a heating and cooling facility and an entity that collects receivables, disburses payables and manages claims related to a divested mechanical contracting business.  The non-utility businesses also recently included the operations of Xcelecom, Inc. (Xcelecom) until the substantial completion of the sale of that business effective December 31, 2006.  UIL Holdings is headquartered in New Haven, Connecticut, where its senior management maintains offices and is responsible for overall planning, operating and financial functions.  UIL Holdings’ Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in UIL Holdings’ Annual Report on Form 10-K for the year ended December 31, 2007.  Such notes are supplemented below.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).  Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted in accordance with Securities and Exchange Commission (SEC) rules and regulations.  UIL Holdings believes that the disclosures made are adequate to make the information presented not misleading.  The information presented in the consolidated financial statements reflects all adjustments which, in the opinion of UIL Holdings, are necessary for a fair statement of the financial position and results of operations for the interim periods described herein.  All such adjustments are of a normal and recurring nature.  The results for the nine months ended September 30, 2008 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2008.

Certain amounts reported in the Consolidated Balance Sheet, Consolidated Statement of Income and Consolidated Statement of Cash Flows in previous periods have been reclassified to conform to the current presentation.  These reclassifications include the reporting of results of certain Xcelecom subsidiaries as continuing operations and additional detail regarding non-cash operating activities.

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

In April 2006, UIL Holdings classified its wholly-owned subsidiary, Xcelecom as held for sale.  Certain Xcelecom subsidiaries no longer meet the criteria of SFAS No. 144, and as such, the assets and liabilities and results of operations of those entities have been reclassified to continuing operations in UIL Holdings’ Consolidated Balance Sheet at September 30, 2008 and December 31, 2007, and Consolidated Statement of Income for the periods ended September 20, 2008 and 2007.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (continued)

Major classes of assets and liabilities of the discontinued operations of Xcelecom consist of: current assets of $6.3 million, consisting primarily of cash, receivables and prepaid insurance; and current liabilities of $5.2 million, consisting mainly of accrued insurance payables.

Earnings per Share

The following table presents a reconciliation of the basic and diluted earnings per share calculation for the three and nine month periods ended September 30, 2008 and September 30, 2007:

	Income Applicable to	Average Number of	Earnings
	Common Stock	Shares Outstanding	per Share
	(In Thousands, except per share amounts)
Three Months Ended September 30:
2008
Income from Continuing Operations	$21,631	25,135	$0.86
Discontinued Operations, Net of Tax	(93)	25,135	-
Net Income	21,538	25,135	0.86
Effect of Dilutive Securities (1)	-	294	(0.01)
Diluted Earnings	$21,538	25,429	$0.85

2007
Income from Continuing Operations	$23,001	25,012	$0.92
Discontinued Operations, Net of Tax	(2,008)	25,012	(0.08)
Net Income	20,993	25,012	0.84
Effect of Dilutive Securities (1)	-	276	(0.01)
Diluted Earnings	$20,993	25,288	$0.83

	Income Applicable to	Average Number of	Earnings
	Common Stock	Shares Outstanding	per Share
	(In Thousands, except per share amounts)
Nine Months Ended September 30:
2008
Income from Continuing Operations	$39,563	25,100	$1.58
Discontinued Operations, Net of Tax	(167)	25,100	(0.01)
Net Income	39,396	25,100	1.57
Effect of Dilutive Securities (1)	-	311	(0.02)
Diluted Earnings	$39,396	25,411	$1.55

2007
Income from Continuing Operations	$38,003	24,973	$1.52
Discontinued Operations, Net of Tax	(1,861)	24,973	(0.07)
Net Income	36,142	24,973	1.45
Effect of Dilutive Securities (1)	-	299	(0.02)
Diluted Earnings	$36,142	25,272	$1.43

(1) Reflecting the effect of dilutive stock options, performance shares and restricted stock.

Options to purchase 316,035 shares of common stock were outstanding but not included in computations of diluted earnings per share, because the exercise prices of those options were greater than the average market price of the common shares during the three and nine month periods ended September 30, 2008.  All options to purchase shares of common stock outstanding were included in the computation of diluted earnings per share for the three and nine month periods ended September 30, 2007.

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

In May 2008, shareowners approved the 2008 Stock and Incentive Compensation Plan (the 2008 Plan), which was approved by the Board of Directors in March 2008.  The 2008 Plan replaces the UIL Holdings 1999 Amended and Restated Stock Plan with respect to new grants.  Under the 2008 Plan, a total of 613,677 shares are available for new grants, including 550,000 newly approved shares and 63,677 shares which were previously approved for grants under the 1999 Plan but were not issued.

Total stock-based compensation expense for the nine month periods ended September 30, 2008 and 2007 was $3.0 million and $2.4 million, respectively. Total stock based compensation expense for both three month periods ended September 30, 2008 and 2007 was $0.7 million.

Comprehensive Income

Comprehensive income for each of the three and nine month periods ended September 30, 2008 and 2007 was equal to net income, adjusted for an interest rate cap mark-to-market adjustment of an immaterial amount, after-tax, related to $64.5 million principal amount of Pollution Control Refunding Revenue Bonds.  For further information regarding this interest rate cap transaction, see Note (B), “Capitalization – Long-Term Debt.”

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

UIL Holdings adopted the provisions of FIN No. 48 on January 1, 2007 and did not recognize any additional liability for unrecognized tax benefits, or accrue any interest or penalties associated with uncertain tax benefits, as of January 1, 2007.  During 2007 and the first nine months of 2008, UIL Holdings did not recognize any increase in unrecognized tax benefits as a result of positions taken during this period or for those positions taken in any prior period.  As a result, as of September 30, 2008, UIL Holdings did not have any unrecognized tax benefits.

UIL Holdings’ policy is to recognize interest accrued and penalties associated with uncertain tax positions as a component of operating expense.  During the quarterly and year-to-date periods ended September 30, 2008 and 2007, no interest or penalties associated with uncertain tax positions was recognized.  As of each of September 30, 2008 and December 31, 2007, no accrued interest or penalties are reflected in the Consolidated Balance Sheet.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (continued)

Regulatory Accounting

UIL Holdings’ regulatory assets and liabilities as of September 30, 2008 and December 31, 2007 were as follows:

	September 30,	December 31,
	2008	2007
	(In Thousands)
Regulatory Assets
Nuclear plant investments – above market	$339,390	$354,724
Income taxes due principally to book-tax differences	68,501	58,843
Long-term purchase power contracts–above market	5,136	19,899
Connecticut Yankee	23,617	25,086
Unamortized redemption costs	15,513	16,115
Stranded cost recovery	37,306	54,760
Pension and other post-retirement benefit plans	83,270	87,434
Contracts for differences	89,001	40,882
Other	9,581	11,152
Total regulatory assets	671,315	668,895
Less current portion of regulatory assets	36,705	51,929
Regulatory Assets, Net	$634,610	$616,966

Regulatory Liabilities
Accumulated deferred investment tax credits	$5,234	$5,344
Deferred gain on sale of property	37,579	37,579
Excess generation service charge	7,243	15,677
Asset removal costs	2,326	2,817
Other	34,198	22,226
Total regulatory liabilities	86,580	83,643
Less current portion of regulatory liabilities	9,413	18,647
Regulatory Liabilities, Net	$77,167	$64,996

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  SFAS No. 161 is an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  Management is currently evaluating the impact of this statement but does not expect it to have a material impact on UIL Holdings’ Consolidated Financial Statements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  SFAS No. 162 is effective in November 2008.  This statement is not expected to have a material impact on UIL Holdings’ Consolidated Balance Sheet, Consolidated Statement of Income or Consolidated Statement of Cash Flows.

(B)  CAPITALIZATION

Common Stock

UIL Holdings had 25,258,357 shares of its common stock, no par value, outstanding at September 30, 2008, of which (1) 46,567 were unallocated shares held by UI’s 401(k)/Employee Stock Ownership Plan (KSOP) and (2) 64,157 were shares of restricted stock.  The unallocated shares held by the KSOP and shares of restricted stock are not recognized as outstanding for purposes of calculating basic earnings per share.

UI has an arrangement under which it loaned $11.5 million to the KSOP.  Prior to the formation of UIL Holdings, the trustee for the KSOP used the funds to purchase 547,167 shares of UI common stock in open market transactions.  On July 20, 2000, effective with the formation of a holding company structure, unallocated shares held by the KSOP were converted into shares of UIL Holdings’ common stock.  The shares will be allocated to employees’ KSOP accounts, as the loan is repaid, to cover a portion of the required KSOP contributions.  Compensation expense is recorded when shares are committed to be allocated based on the fair market value of the stock.  The loan will be repaid by the KSOP over a 12-year period ending October 1, 2009, using employer contributions and UIL Holdings’ dividends paid on the unallocated shares of the stock held by the KSOP.  Dividends on allocated shares are charged to retained earnings.  As of September 30, 2008, 46,567 shares, with a fair market value of $1.6 million, had been purchased by the KSOP and had not been committed to be released or allocated to KSOP participants.

Long-Term Debt

On March 9, 2006, UI entered into an interest rate cap (rate cap) transaction to mitigate interest rate risk with respect to the $64.5 million principal amount of Pollution Control Refunding Revenue Bonds, 2003 Series, due October 1, 2033, issued by the Business Finance Authority of the State of New Hampshire (Auction Rate Bonds).  The Auction Rate Bonds are currently in an auction rate mode by which the interest rate is established at auction every 35 days.  When there are insufficient clearing bids as a result of an auction, the interest rate will be set at a rate equal to the one-month London Interbank Offering Rate (LIBOR) times a margin of 125% to 225% based on the credit rating on the Auction Rate Bonds assigned by Moody’s or Standard & Poor’s (S&P).  Currently, these bonds are rated by Moody’s with a rating of Aa3, as further described in Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”  In the event of subsequent failed auctions of the Auction Rate Bonds, the interest rate on the bonds will continue to be reset as described above.  Beginning with the March 2008 auction, each of the auctions for the Auction Rate Bonds has failed.  The interest rate on these bonds at September 29, 2008 was equal to 5.580%.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (continued)

The rate cap was set at 3.68% and became effective March 30, 2006.  It will terminate on August 5, 2009.  The rate cap is tied to the Securities Industry and Financial Markets Association Municipal Swap Index (SIFMA), formerly the U.S. Dollar – Bond Market Association Municipal Swap Index.  If the average of the index for the calculation period exceeds the rate cap, UI will be paid an amount based on such difference.  In the past, the interest rate on the Auction Rate Bonds closely tracked the SIFMA index.  However, the conditions in the auction rate bond market described in Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” and failed auctions of the Auction Rate Bonds, have resulted in interest rates on the Auction Rate Bonds having been set at rates that no longer closely track the SIFMA index.  Therefore, although the interest rate on the Auction Rate Bonds as of September 29, 2008 was greater than the rate cap, the average of the SIFMA index for  the calculation period was less than the rate cap, and UI did not receive payment under the rate cap.  As of September 30, 2008, the rate cap was not effective and does not qualify for hedge accounting treatment.  Any amounts previously recognized as other comprehensive income (loss) are being reversed.  UI paid $0.6 million to enter into the rate cap transaction, which is being amortized over the life of the rate cap based upon quarterly fair market value analysis.

On July 29, 2008, UI entered into a note purchase agreement (the Agreement) with a number of institutional accredited investors providing for the sale to such investors of senior unsecured notes in the aggregate principal amount of $150 million, in the following series: (1) $50 million 6.46% Senior Notes, Series A, due November 3, 2018; (2) $50 million 6.51% Senior Notes, Series B, due December 1, 2018; and (3) $50 million 6.61% Senior Notes, Series C, due December 1, 2020.  On November 3, 2008, UI issued $50 million 6.46% Senior Notes, Series A, due November 13, 2018 and expects to issue $100 million principal amount of Series B and Series C Senior Notes on December 1, 2008, subject to certain conditions.  Under the agreement, UI is subject to certain covenants, including the requirement to maintain a ratio of consolidated indebtedness to consolidated capitalization of not greater than 65%.  In addition, the Agreement describes typical events of default, including the situation in which UI defaults on indebtedness in the aggregate principal amount of at least $10 million due to (1) a default in payment or payments due on such indebtedness, or (2) default in the performance of or compliance with any term or condition of such indebtedness, which could result in the requirement that such indebtedness be repaid, or (3) the occurrence of any event or condition, which could require the purchase or repayment of such indebtedness prior to maturity.

Current credit conditions in the capital markets, in general, are resulting in reduced accessibility to capital and higher cost for many businesses.  Although there is no indication of access issues at this time, UIL Holdings and UI could be impacted when seeking to access the capital markets to meet its financing requirements.  In addition, interest rates on long-term debt have increased since UI last obtained a commitment, under the Agreement, for debt capital.  UIL Holdings believes that it will be able to meet its financing requirements over the next twelve months.

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

2008 Rate Case

On August 8, 2008, UI filed an application with the DPUC requesting an increase in distribution rates designed to produce additional revenues of approximately $33 million in 2009 and an incremental  $33 million in 2010.  On October 27, 2008, UI filed an exhibit in the DPUC proceeding that updates UI’s request, including effects of recent events in the economy.  UI’s updated request is to increase distribution rates designed to produce additional revenues of approximately $51 million in 2009 (rather than the original approximately $33 million request) and an incremental $30 million in 2010 (rather than the originally requested increment of approximately $33 million).  The revenues included in the updated request represent an increase of approximately 4.0% in 2009 over the total revenues that would be expected under the current rate schedules on a total bill basis.  For 2010, the additional revenues included in the updated request represent an increase of approximately 2.4% over 2009 expected revenues

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (continued)

based on the 2009 rate request.  If approved by the DPUC, electric bills of a residential customer using 700 kilowatt-hours of electricity per month will rise by approximately $10.68 per month in 2009 and by an additional $6.80 per month in 2010, subject to final rate design.  UI has undertaken substantial efforts to control expenses, but is requesting the rate increase due to lower sales, higher uncollectible expense, higher pension expense resulting from reduced value of pension assets and increased required capital projects to meet UI’s public service obligations.  Hearings on UI’s rate application commenced in October 2008 and are ongoing.  The DPUC is expected to issue its final decision in January 2009.

Approval of the Issuance of Debt

In April 2007, UI filed an application with the DPUC regarding its financing plan for the period from 2007 through 2009.  UI received approval from the DPUC to issue not more than $375 million principal amount of debt securities (the Proposed Notes) at interest rates representing a maximum authorized spread of 250 basis points above the comparable U.S. Treasury rate.  The proceeds from the sales of the Proposed Notes may be used by UI for the following purposes: (1) to refinance $225 million principal amount of maturing existing debt; (2) to finance capital expenditures; (3) for general corporate purposes; (4) to repay short-term borrowings incurred to temporarily fund these requirements; and (5) to pay issuance costs related to the Proposed Notes.  UI issued $175 million of debt in 2007.  Since that time, the financial markets have experienced volatility and tightening credit conditions, and, although the ten-year U.S. Treasury security rate has declined, investor requirements have resulted in higher credit spreads over the comparable U.S. Treasury security rate.  On April 11, 2008, UI filed a motion to reopen the docket for the limited purpose of requesting an increase in the amount of the maximum authorized credit spread above the comparable U.S. Treasury rate from 250 basis points to 400 basis points.  On May 28, 2008, the DPUC granted UI’s request to increase the maximum authorized credit spread to 400 basis points above the comparable U.S. Treasury rate.  On November 3, 2008, UI issued $50 million principal amount of Series A Senior Notes and expects to issue $100 million principal amount of Series B and Series C Senior Notes on December 1, 2008, subject to certain conditions.

Generation

In October 2007, UI entered into a joint development agreement (the Agreement) with NRG Energy, Inc. (NRG), pursuant to which UI and an NRG affiliate formed GenConn Energy LLC (GenConn), a 50-50 partnership, and agreed to work together on an exclusive basis to develop and submit to the DPUC a joint proposal to construct peaking generation in Connecticut.  In its June 25, 2008 decision in Docket No. 08-01-01 (“Decision”), the DPUC selected three peaking generation projects among several projects proposed by various docket participants to help address the state’s growing need for more power generation during the heaviest load periods.

A peaking generation project with a nominal capacity of 200 megawatt (“MW”) to be built at NRG’s existing Devon plant in Milford and proposed by GenConn was among the three projects selected.  The new plant will have a summer-related capacity of 194 MW, assuming the use of natural gas fuel.  The peaking plant will be owned by GenConn and will be able to provide power to all Connecticut residents during peak usage periods.  It is scheduled to be in operation by June 1, 2010.  On August 4, 2008, GenConn signed a contract for differences (“CfD”) with The Connecticut Light & Power Company (CL&P).  The cost of the contract will be paid by customers and will be subject to a cost-sharing agreement whereby 20% of the cost is borne by UI customers and 80% by CL&P customers.

GenConn also proposed a project consisting of building new peaking generation with a nominal capacity of 200 MW at NRG’s existing plant in Middletown, CT (the “Middletown Project”).  The DPUC designated the Middletown Project as an alternative in the event that the project proposed by Bridgeport Energy II, LLC (“BEII”) and selected by the DPUC did not go forward.  On October 3, 2008, BEII withdrew its proposal from further consideration by the DPUC.  On October 6, 2008, GenConn executed a CfD with CL&P relating to the Middletown Project which was approved by the DPUC.  The contract is subject to the same cost-sharing agreement whereby 20% of the cost is borne by UI customers and 80% by CL&P customers.  The new plant in Middletown is scheduled to be in commercial operation by June 1, 2011.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (continued)

2008 Rates

In December 2007, the DPUC issued a letter ruling to address changes to all of UI’s rate components effective as of January 1, 2008.  The letter ruling approved requested changes to UI’s distribution charges (pursuant to the DPUC’s decisions resulting from the 2005 Rate Case) as well as changes to UI’s transmission, CTA, SBC, Conservation and Load Management (CLM), Renewable Energy Investment (REI), and Non-Bypassable Federally Mandated Congestion Charge (NBFMCC).  The letter ruling also approved Generation Services Charge (GSC) rates for each of the six-month periods from January 1, 2008 through June 30, 2008 and July 1, 2008 through December 31, 2008, respectively and last resort service GSC rates for the January 1, 2008 through March 31, 2008 time period.  In a separate letter ruling issued on March 26, 2008, the DPUC approved last resort service GSC rates for the April 1, 2008 through June 30, 2008 time period.  Last resort service rates for the July 1, 2008 through September 30, 2008 and the October 1, 2008 through December 31, 2008 periods were approved by the DPUC in letters issued on July 1, 2008 and September 25, 2008, respectively.

Pension and Postretirement Expenses

In February 2007, the Internal Revenue Service (IRS) mandated a change in the mortality tables utilized for certain ERISA-related liability calculations, effective January 1, 2007.  As a result, UI made a corresponding change to its mortality table assumption used to determine pension and postretirement expense for accounting purposes.  This change resulted in an increase to pension and postretirement expenses of approximately $2.3 million annually.  In its 2005 Rate Case, UI requested regulatory asset treatment for the increase in pension and postretirement expenses if, and when, the IRS mandated a change in the mortality tables during the 2006 to 2009 period.  On August 1, 2007, in response to a UI request for clarification, the DPUC confirmed that it would be appropriate for UI to set up a regulatory asset for the change in such expenses resulting from the use of the new mortality tables.  As of September 30, 2008, UI has deferred approximately $3.6 million of pension and postretirement expense and has set up a regulatory asset, reflecting the increase in costs.  UI will continue to defer the incremental pension and postretirement costs resulting from the change in the mortality tables until its next rate case and believes it is probable that the regulatory asset will be recovered.

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

UI has wholesale power supply agreements in place for the supply of all of UI’s standard service customers for all of 2008, 90% of the first half of 2009 and 80% of the second half of 2009.  In addition, UI has procured 40% of its 2010 standard service requirement and 20% of its 2011 standard service requirement.  Under Connecticut legislation passed in 2007, supplier of last resort service is procured on a quarterly basis.  UI initially determined that these contracts are derivatives under SFAS No. 133 and elected the “normal purchase, normal sale” exception under SFAS No. 133.  UI regularly assesses the accounting treatment for these contracts and recently confirmed that these contracts continue to be derivatives.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (continued)

Contracts for Differences

Pursuant to Connecticut’s Energy Independence Act (EIA), the DPUC initiated a process to solicit bids to create new or incremental capacity resources in order to reduce federally mandated congestion charges, and selected four new capacity resources.  To facilitate the transactions between selected resources and Connecticut electric customers, and provide the commitment necessary for these resources to obtain financing, the DPUC required that UI and CL&P execute long-term contracts with the selected resources.   In August 2007, the DPUC approved four “contracts for differences” (“CfDs) under which each contract specifies a capacity quantity and a monthly settlement that reflects the difference between a forward market price and the contract price.  As directed by the DPUC, UI executed two of the contracts and CL&P executed the other two contracts.  In addition, UI has executed a sharing agreement with CL&P whereby UI pays 20% of the costs and obtains 20% of the benefits of the contracts.

The DPUC has determined that costs associated with these contracts for differences will be recoverable by UI and CL&P, and in accordance with SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” UI has deferred recognition of costs (a regulatory asset) or has recognized obligations (a regulatory liability).  The above contracts are derivatives and are marked-to-market in accordance with SFAS No. 133.  For those contracts signed by CL&P, UI records its 20% portion of CL&P’s derivative, pursuant to the sharing agreement noted above.  As of September 30, 2008, UI has recorded a derivative asset of $6.5 million ($3.0 million related to its portion of CL&P’s derivative assets), a regulatory asset of $89.0 million, a derivative liability of $92.5 million ($88.1 million related to its portion of CL&P’s derivative liabilities) and a regulatory liability of $3.1 million in the accompanying Consolidated Balance Sheet.

Pursuant to Connecticut’s Act Concerning Electricity and Energy Efficiency, the DPUC initiated a process to create new peaking generation resources to address the state’s shortage of fast-start peaking generation that is needed to provide energy reserves. As with the CfDs entered into pursuant to the EIA, the DPUC required that UI and CL&P execute long-term contracts with the selected peaking resources to facilitate the transactions and provide the commitment necessary for the peaking resources to obtain financing. During the third quarter, CL&P executed two peaking generation CfDs, one with GenConn relating to its Devon facility and the other with PSEG Power Connecticut LLC (“PSEG”), to which the sharing agreement also applies.  These contracts are not considered to be derivatives under SFAS No. 133 and are being accounted for on an accrual basis.  In addition, on October 6, 2008, CL&P entered into a peaking generation CfD, with GenConn, similar to the two peaking generation CfDs noted above, relating to its Middletown facility to which the cost sharing agreement also applies and which is expected to be accounted for on an accrual basis.

New Renewable Source Generation

Under Connecticut law, electric distribution companies are required to enter into contracts to purchase the output of new renewable source generation totaling at least 150 MW in the future statewide, at prices and upon terms approved by the DPUC in accordance with statutory requirements.  In 2007, one contract was approved by the DPUC.  UI was not a party to that contract but, as directed by the DPUC, UI has executed a sharing agreement with CL&P whereby UI pays 20% of the costs and obtains 20% of the benefits of the contract.  In January 2008, the DPUC issued a decision approving seven projects; UI will be a party to contracts relating to two of these projects.  As of September 30, 2008, UI had signed a contract for 4.8 MW for one of the projects and a contract for another of the projects to purchase, over a fifteen year time period, 84.5% of the delivered products generated by South Norwalk Generation.  All of these contracts will be subject to the cost sharing agreement with CL&P.  UI’s costs associated with all such contracts, whether UI is a direct party or pursuant to the sharing agreement, are recoverable by UI.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (continued)

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

The TOs, various state agencies, public officials and electric cooperatives filed requests for rehearing of the FERC ROE Order.  In March 2008, the FERC issued an order (Rehearing Order) granting, in part, the TOs request for rehearing and adjusted the base-level ROE upward from 10.2% to 10.4%.  The FERC denied the requests of the state agencies, public officials and electric cooperatives for rehearing regarding the FERC’s prospective adjustment to the base-level ROE reflecting updated U.S. Treasury Bond data and confirmed that the TOs were entitled to a 74 basis point adjustment for the going-forward period.

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

Based on the ROE Order, the Middletown/Norwalk Transmission Project, as an RTEP-approved project, was eligible for the 100 basis point ROE adder for new transmission investment.  However, the Middletown/Norwalk Transmission Project may not be in-service prior to the December 31, 2008 cut-off for that incentive established in the Rehearing Order.  On April 23, 2008, UI asked FERC to confirm that the Middletown/Norwalk Transmission Project is entitled to the 100 basis point incentive.  On August 4, 2008, the FERC issued an order granting relief from the December 31, 2008 cut-off date.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (continued)

As a result of the Rehearing Order, the ROEs applicable to UI’s transmission rate base are as follows:

	Existing Transmission		New Transmission
	PTF	Non-PTF	PTF (1)	Non-PTF
2/1/05 to 10/30/06	10.90%	10.40%	11.90%	10.40%
10/31/06 and forward	11.64%	11.14%	12.64%	11.14%

(1) ROE available for new PTF identified by ISO-NE in its Regional System Plan for assets that come on line prior to December 31, 2008 and the Middletown/Norwalk Transmission Project.  The ROE applicable to the Middletown/Norwalk Transmission Project is discussed below in more detail.

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

Several public sector parties have filed a petition with the United States Court of Appeals for the D.C. Circuit seeking judicial review of the ROE Order and Rehearing Order.  Briefing in that matter will not be completed until spring of 2009 and a date for oral argument has not yet been set.

Middletown/Norwalk Transmission Project

In April 2005, the Connecticut Siting Council (CSC) approved a project to construct a 345-kV transmission line from Middletown, Connecticut, to Norwalk, Connecticut, which was jointly proposed by UI and CL&P.  This project is expected to improve the reliability of the transmission system in southwest Connecticut.  UI is constructing and will own and operate transmission and substation facilities comprising approximately 20% of the total project cost. UI’s current estimate for its share of the project cost is approximately $280 million to $295 million (excluding allowance for funds used during construction).  The increase in the previous estimated range of $265 million to $285 million is primarily attributable to increases in the cost of civil construction associated with underground cable.  Upon project completion, UI’s transmission rate base will have increased by approximately $285 million to $300 million, an increase of more than 200% relative to UI’s net transmission assets existing prior to the project receiving CSC approval.  In May 2007, the FERC issued an order which accepted UI’s request for the inclusion of 100% of Construction Work In Progress in rate base and accepted a 50 basis point adder for advanced transmission technologies, which will be applied to costs associated with certain elements of the project.  UI estimates that approximately 50% of the project costs are associated with the advanced transmission technologies for which the 50 basis point adder was approved by the FERC.  In July 2007, the FERC granted rehearing for further consideration but has not yet issued a substantive order on the requests for rehearing.

Based on the ROE Order, the Middletown/Norwalk Transmission Project (the Project), as an RTEP-approved project, was eligible for the 100 basis point ROE adder for new transmission investment.  However, the Project may not be in-service prior to the December 31, 2008 cut-off for that incentive established in the Rehearing Order.  On April 23, 2008, UI asked FERC to confirm that the Project is entitled to the 100 basis point incentive.  On August 4, 2008, the FERC issued an order granting relief from the December 31, 2008 cut-off date.

(D)  SHORT-TERM CREDIT ARRANGEMENTS

UIL Holdings has a money market loan arrangement with JPMorgan Chase Bank.  This is an uncommitted short-term borrowing arrangement under which JPMorgan Chase Bank may make loans to UIL Holdings for fixed periods, depending on UIL Holdings’ credit rating, the Bank’s credit requirements, and conditions in the financial markets.  JPMorgan Securities, Inc. acts as an agent and sells the loans to investors.  As of September 30, 2008, UIL Holdings did not have any short-term borrowings outstanding under this arrangement.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (continued)

UIL Holdings and UI have a revolving credit agreement with a group of banks that extends to December 22, 2011.  The borrowing limit under the facility for UI is $175 million, with $50 million of the limit available for UIL Holdings.  The facility permits borrowings at fluctuating interest rates determined by reference to Citibank’s New York base rate and the Federal Funds Rate (as defined in the facility), and also permits borrowings for fixed periods of time specified by UI and UIL Holdings at fixed interest rates determined by the Eurodollar interbank market in London (LIBOR).  The facility also permits the issuance of letters of credit up to $50 million.

As of September 30, 2008, UI had $126 million outstanding under the facility in addition to a letter of credit in the amount of $6 million that expires on November 30, 2008.  UIL Holdings had a standby letter of credit outstanding in the amount of $1 million that expires on January 31, 2009, but is automatically extended for one year from the expiration date (or any future expiration date), unless the issuer bank elects not to extend.  Available credit at September 30, 2008 for UI and UIL Holdings in the aggregate was $42 million.

UIL Holdings’ and UI’s short-term borrowing costs fluctuate with the upward and downward movements in LIBOR.  Due to current credit conditions experienced in the capital markets, one-month LIBOR had increased by approximately 100 basis points from September 2, 2008 to October 22, 2008.  This increase has not impacted borrowing costs as neither UIL Holdings’ nor UI have accessed the capital markets during this period.

(E) INCOME TAXES
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In Thousands)		(In Thousands)
Income tax expense consists of:
Income tax provisions (benefit):
Current
Federal	$17,895	$16,786	$34,325	$27,864
State	3,711	3,065	5,457	4,281
Total current	21,606	19,851	39,782	32,145
Deferred
Federal	(4,148)	(3,004)	(6,740)	(3,271)
State	(1,374)	(1,054)	(2,820)	(1,727)
Total deferred	(5,522)	(4,058)	(9,560)	(4,998)

Investment tax credits	(37)	(37)	(110)	(110)

Total income tax expense	$16,047	$15,756	$30,112	$27,037

Income tax components charged as follows:
Operating tax expense	16,240	15,802	32,059	27,593
Nonoperating tax benefit	(202)	(49)	(1,855)	(578)
Equity Investments tax expense	9	3	(92)	22

Total income tax expense	$16,047	$15,756	$30,112	$27,037

The combined statutory federal and state income tax rate for UIL Holdings’ Connecticut-based entities for the three and nine month periods ended September 30, 2008 and 2007 was 39.875%. Differences in the treatment of certain transactions for book and tax purposes occur which cause the rate of UIL Holdings’ reported income tax expense to differ from the statutory tax rate described above.  The effective book income tax rates for the three and nine months ended September 30, 2008 were 42.6% and 43.2%, respectively, as compared to 40.7% and 41.6% for the three and nine months ended September 30, 2007.  The increase in the 2008 effective book income tax rates from those for the 2007 periods were due primarily to differences in the amount of book depreciation in excess of non-normalized tax depreciation.  The effective book income tax rate for the nine months ended September 30, 2008 is higher than the 2008 statutory tax rate due primarily to: (1) non-normalized effect associated with the CTA, and (2) differences in the amount of book depreciation in excess of non-normalized tax depreciation.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (continued)

UIL Holdings and its subsidiaries are subject to the United States federal income tax statutes administered by the Internal Revenue Service (IRS).  UIL Holdings and its subsidiaries are also subject to the income tax statutes of the State of Connecticut and those of other states in which UIL Holdings’ subsidiaries have operated and transacted business in the past.  As of September 30, 2008, the tax years 2004, 2005, 2006 and 2007 remain open and subject to audit for both federal income tax and state income tax purposes.  Currently the IRS is conducting an examination of the tax years 2004, 2005 and 2006.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (continued)

(F) SUPPLEMENTARY INFORMATION	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In Thousands)		(In Thousands)
Operating Revenues
Utility:
Retail	$253,314	$248,940	$652,334	$697,975
Wholesale	12,290	8,805	34,665	27,000
Other	12,895	10,125	41,855	34,190
Non-utility revenues:
Other	218	191	617	750
Total Operating Revenues	$278,717	$268,061	$729,471	$759,915

Purchased Power
Purchased power expense	$126,567	$131,227	$346,366	$429,331
Purchased power above market fuel expense credit	(5,196)	(5,294)	(15,476)	(15,708)
Total Purchased Power Expense	$121,371	$125,933	$330,890	$413,623

Depreciation and Amortization
Utility property, plant, and equipment depreciation	$9,622	$8,273	$29,074	$26,595
Non-utility property, plant, and equipment depreciation	26	-	77	-
Total Depreciation	$9,648	$8,273	$29,151	$26,595
Amortization of nuclear plant regulatory assets	12,379	11,797	32,788	23,374
Amortization of purchase power contracts	5,196	5,294	15,476	15,708
Subtotal CTA Amortization	17,575	17,091	48,264	39,082
Amortization of intangibles	10	8	26	24
Amortization of other regulatory assets	93	94	277	299
Total Amortization	17,678	17,193	48,567	39,405
Total Depreciation and Amortization	$27,326	$25,466	$77,718	$66,000

Taxes - Other than Income Taxes
Operating:
Connecticut gross earnings	$10,754	$8,914	$26,131	$22,216
Local real estate and personal property	2,781	2,503	7,787	7,784
Payroll taxes	1,122	1,200	4,300	4,196
Total Taxes - Other than Income Taxes	$14,657	$12,617	$38,218	$34,196

Other Income and (Deductions), net
Interest income	$578	$712	$1,471	$2,881
Allowance for funds used during construction	893	557	2,837	2,952
Seabrook reserve reduction	-	270	-	270
C&LM incentive	198	1,459	89	1,760
Energy generation and load curtailment incentives	31	-	184	-
ISO load response, net	1,332	671	2,803	2,345
Miscellaneous other income and (deductions) - net	(658)	58	(1,131)	354
Total Other Income and (Deductions), net	$2,374	$3,727	$6,253	$10,562

Other Interest, net
Notes Payable	$836	$574	$1,640	$1,360
Other	194	9	170	54
Total Other Interest, net	$1,030	$583	$1,810	$1,414

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

The following tables represent the components of net periodic benefit cost for pension and other post-retirement benefits (OPEB) for the three month periods ended September 30, 2008 and 2007:

	Three Months Ended September 30,
	Pension Benefits			Other Post-Retirement Benefits
	2008	2007		2008	2007
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$1,717	$1,831		$349	$325
Interest cost	5,242	5,009		1,051	879
Expected return on plan assets	(6,432)	(6,506)		(632)	(596)
Amortization of:
Prior service costs	188	221		(26)	(31)
Transition obligation (asset)	-	-		265	265
Actuarial (gain) loss	1,049	1,573		465	410
	1,764	2,128		1,472	1,252
Additional amount recognized due to settlement	-	-	(1)	-	-
Net periodic benefit cost (2)	$1,764	$2,128		$1,472	$1,252

The following tables represent the components of net periodic benefit cost for pension and OPEB for the nine month periods ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
	Pension Benefits			Other Post-Retirement Benefits
	2008	2007		2008	2007
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$5,153	$5,493		$1,046	$976
Interest cost	15,729	15,027		3,155	2,637
Expected return on plan assets	(19,297)	(19,518)		(1,897)	(1,789)
Amortization of:
Prior service costs	563	663		(77)	(93)
Transition obligation (asset)	-	-		794	794
Actuarial (gain) loss	3,146	4,734		1,394	1,232
	5,294	6,399		4,415	3,757
Additional amount recognized due to settlement	-	1,189	(1)	-	-
Net periodic benefit cost (2)	$5,294	$7,588		$4,415	$3,757

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (continued)

The following actuarial weighted average assumptions were used in calculating net periodic benefit cost for the three and nine month periods ended September 30, 2008 and 2007:

	Three and Nine Months Ended September 30,
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
(2) For the three month periods ended September 30, 2008 and 2007, UI has reclassified $0.5 million and $0.4 million, respectively, of pension expense and $0.1 million of OPEB expense in both three month periods ended September 30, 2008 and 2007, respectively, to a regulatory asset.
For the nine month periods ended September 30, 2008 and 2007, UI has reclassified $1.5 million and $1.1 million, respectively, of pension expense and $0.3 million of OPEB expense in both nine month periods ended September 30, 2008 and 2007, respectively, to a regulatory asset.
These amounts were reclassified to a regulatory asset to reflect additional amounts recoverable in rates in the mortality tables (see Note (C),
Regulatory Proceedings).
(3) For the period ended September 30, 2007, the pre-65 health care trend rate was applicable for 2012 forward.
(4) For the period ended September 30, 2007, the post-65 health care trend rate was applicable for 2008 forward.

During 2008, and particularly during September and October, both the debt and equity markets have experienced significant downturns, resulting in reductions in asset values for funded pension and postretirement plans.  These reductions, if not offset by December 31, 2008, will result in higher pension and postretirement expense in future years.  In addition, the reduction in asset values could also result in a requirement that UI make significant cash contributions to the plans in 2009 and beyond.

(H)  RELATED PARTY TRANSACTIONS

Arnold L. Chase, a Director of UIL Holdings since June 28, 1999, holds a beneficial interest in the building located at 157 Church Street, New Haven, Connecticut, where UI leases office space for its corporate headquarters.  UI’s lease payments for this office space for the nine month periods ended September 30, 2008 and 2007 totaled $8.2 million and $8.6 million, respectively, and $2.7 million for both three month periods ended September 30, 2008 and 2007.

GenConn, of which UI is a 50-50 partner, has signed a promissory note (the “Loan”) with UI under which UI shall advance up to an aggregate principal amount of $30 million to fund GenConn’s construction and other cash needs until permanent financing can be arranged.  As of September 30, 2008, the Loan balance was $15 million.  On October 27, 2008, UI obtained approval from its Board of Directors to increase the aggregate principal amount of the loan to $45 million and expects to sign a revised promissory note in November.

UIL Holdings has executed guaranty agreements on behalf of each of GenConn Devon LLC and GenConn Middletown LLC, each of which is a wholly owned subsidiary of GenConn Energy LLC (which is 50% owned by UIL Holdings’ subsidiary UI), within which UIL Holdings guarantees that, in the event GenConn Devon LLC or GenConn Middletown LLC, as the case may be, fails to perform or observe the terms and provisions of its contract with GE Packaged Power, UIL Holdings shall take steps necessary to achieve performance or observance of such contract.  Refer to “Note (J) Commitments and Contingencies, GE Packaged Power” for further discussion regarding the guaranties.

(J)  COMMITMENTS AND CONTINGENCIES

Connecticut Yankee Atomic Power Company

UI has a 9.5% stock ownership share in the Connecticut Yankee Atomic Power Company (Connecticut Yankee), the carrying value of which was $1.2 million as of September 30, 2008.  In 1996, the Board of Directors of Connecticut Yankee voted unanimously to retire the Connecticut Yankee nuclear plant (the Connecticut Yankee Unit) from commercial operation.  A settlement agreement approved by the FERC that became effective in 2000 allows Connecticut Yankee to collect, through the power contracts with the unit’s owners, the FERC-approved decommissioning costs, other costs associated with the permanent shutdown of the Connecticut Yankee Unit, the unrecovered investment in the Connecticut Yankee Unit, and a return on equity of 6%.  The decommissioning project was completed in 2007.  In October 2007, the State of Connecticut’s Department of Environmental Protection (CDEP) approved Connecticut Yankee’s application for a Stewardship Permit which states that all corrective action measures required at the Connecticut Yankee site pursuant to Connecticut law have been completed subject to post-remediation groundwater monitoring.  In November 2007, the Nuclear Regulatory Commission (NRC) issued a license reduction for the Connecticut Yankee site limiting it to the independent spent-fuel storage installation (ISFSI) (see DOE Spent Fuel Litigation below).  In accordance with the provisions of an August 2006 settlement agreement, approved by the FERC in November 2006, Connecticut Yankee wrote-off a portion of deferred decommissioning costs in the amount of $10 million as non-recoverable.  UI’s share of this disallowance after-tax was $0.3 million, which was recorded in 2006.  In 2007, in accordance with the settlement agreement, as a result of receiving the license reduction described above before January 1, 2008, Connecticut Yankee was allowed to reverse 50%, or $5 million, of the 2006 disallowance.  UI’s share of this recovery after tax was $0.2 million, which was recorded in the fourth quarter of 2007.  Further, the 2006 Settlement Agreement required Connecticut Yankee to file a true-up analysis within 90 days of receiving the license reduction and in compliance with that provision.  Connecticut Yankee filed its true-up analysis with the FERC on February 28, 2008.  On July 31, 2008 Connecticut Yankee submitted a filing with FERC that combines (i) the informational filing required by the 2006 Settlement Agreement to implement the adjustments resulting from the February 28, 2008 true-up analysis and (ii) a filing to implement recovery of additional post-employment benefits other than pensions (PBOP) expense.  The filing assumed a proposed reduction of rates by $626,000 annually.  On September 10, 2008, FERC issued an order accepting the true-up and PBOP filings.

Connecticut Yankee updates its cost to decommission the unit at least annually, and more often as needed, and provides UI with a projected recovery schedule depicting annual costs expected to be billed to UI, including a return on investment over the term of the projected recovery period.  The present value of these costs is calculated using UI’s weighted-average cost of capital and, after consideration of recoverability, recorded as a Connecticut Yankee Contract Obligation and a corresponding regulatory asset.  At September 30, 2008, UI has regulatory approval to recover in future rates (through the CTA) its $23.6 million regulatory asset for Connecticut Yankee over a term ending in 2015.

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

In 1998, Connecticut Yankee, along with Maine Yankee and Yankee Atomic, two other New England-based owners of shut-down nuclear generating plants, filed claims in the United States Court of Federal Claims seeking damages resulting from the breach of the 1983 contracts by the DOE.  In November of 1998, the Court ruled that the DOE had breached the contracts and was liable for damages, but left the amount of damages to be determined after a trial on the evidence.  In October 2006, the Court issued judgment for Connecticut Yankee in the amount of $34.2 million for its spent-fuel-related costs through 2001, ruling in favor of Connecticut Yankee on substantially all of the major issues.  Connecticut Yankee had sought $37.7 million in damages for the period covered by the decision.  In December 2006, the DOE appealed the decision to the United States Court of Appeals for the Federal Circuit.  In

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (continued)

August 2008, the Federal Circuit vacated the lower court's $34.2 million damage award, and remanded the case for a re-calculation of damages based on specific contractual rates set forth in one particular DOE publication.  The lower court had based its damage ruling on its view of "reasonable rates".  UI cannot determine what damages the court will now award, but expects that when the court applies the rates as ordered by this ruling, the damage award will be comparable to the prior award.

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

Hydro-Quebec

UI is a participant in the Hydro-Quebec (HQ) transmission tie facility linking New England and Quebec, Canada.  UI has a 5.45% participating share in this facility, which has a maximum 2000-megawatt equivalent generation capacity value.  In April 1991, UI furnished a guaranty in the amount of $11.7 million, for its participating share of the debt financing for one phase of this facility.  The amount of this guaranty, which expires in August 2015, is reduced monthly, proportionate with principal paid on the underlying debt.  As of September 30, 2008, the amount of UI’s guaranty for this debt totaled approximately $2.1 million.

Middletown/Norwalk Transmission Project

In April 2007, during construction of the Project in Bridgeport, Connecticut, UI encountered soil contaminated with polychlorinated biphenyls (PCBs).  UI stopped construction at the location, which was a road not owned by UI, and notified the CDEP.  At the CDEP’s request, UI determined the extent of the contamination on property within, and to some extent beyond, the limits of the Project.  UI filed a draft remediation action plan (RAP) with the CDEP and the United States Environmental Protection Agency (USEPA).  Remediation of the PCBs began in March 2008 and was substantially completed in June 2008 at a cost of $2.9 million.  UI expects to seek reimbursement for at least a portion of this amount from the property owner, the Connecticut Department of Transportation.  Any costs that were incurred by UI are expected to be recovered through transmission rates and are reflected as such in UIL Holdings’ Consolidated Statement of Income.

In July 2008, UI funded escrow accounts in the aggregate amount of approximately $10 million for certain retention amounts withheld by UI which will remain in place until the completion of the Project.

On April 17, 2008, UI received two change order requests totaling approximately $19 million from the general contractor responsible for civil construction work in connection with the installation of UI’s portion of the Project’s underground electric cable system.  The request, later revised to $20.5 million, seeks compensation for the general contractor’s subcontractor for alleged extra work and delay.  On October 10, 2008, UI received further notification revising the request for compensation to $29.8 million.  UI is evaluating the change order requests and, in doing so, has retained the services of an independent third party to review the requests and supporting information in order to determine whether they have any merit.  If it is determined that any of the change order requests are valid, UI would seek recovery through the normal regulatory process.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (continued)

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

UI also received a letter in September 2007 (also addressed to Raytheon Corporation (Raytheon), successor to the building contractor for the New Haven Harbor Station facility, United Engineers and Constructors) in which the current property owner, Shoreline Trailer Court Mobile Homes, states its intent to file suit against UI and Raytheon under the Comprehensive Environmental Response, Liability, and Compensation Act, 42 U.S.C. Sec. 9601, et seq., for compensation relative to its remediation costs at the subject site.  The owner claims to have remediated the site at a cost of $0.8 million and seeks compensation for that amount from UI and Raytheon.  After a preliminary investigation of the owner’s claims, UI informed the owner that it will not address the claims until the owner provides information supporting the claims.  UI has not received a response.

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

A site on the Mill River in New Haven was conveyed by UI in 2000 to an unaffiliated entity, Quinnipiac Energy LLC (QE), reserving to UI permanent easements for the operation of its transmission facilities on the site.  At the time of the sale, a fund of approximately $1.9 million, an amount equal to the then-current estimate for remediation, was placed in escrow for purposes of bringing soil and groundwater on the site into compliance with applicable environmental laws.  Approximately $0.1 million of the escrow fund remains unexpended.  QE has since sold the property to Evergreen Power, LLC (Evergreen Power) and Asnat Realty LLC (Asnat).  UI is unaware of what

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (continued)

agreement was reached between QE and Evergreen Power and Asnat regarding future environmental liability or what remediation activity remains to be undertaken at the site.  UI could be required by applicable environmental laws to finish remediating any subsurface contamination at the site if it is determined that QE and/or Evergreen Power and Asnat have not completed the appropriate environmental remediation at the site.  In July 2008, Evergreen Power and Asnat submitted a claim seeking compensation for environmental remediation on the property, including the existing building which remains on the site.   Based upon the current status of the evaluation, UIL Holdings has not recorded a liability related to this claim in its Consolidated Balance Sheet as of September 30, 2008.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (continued)

UI has not paid the assessment and, in October 2005, filed a lawsuit with the Superior Court for the State of Connecticut in order to appeal the DRS’s ruling.  Because this issue has not been previously adjudicated, UI has recorded a reserve of $1.6 million representing UI’s total estimated liability for additional tax and interest covering: (1) the original audit period of July 1, 1998 through December 31, 2000; (2) a subsequent audit period of July 1, 2001 through June 30, 2004; (3) the period of January 1, 2005 through December 31, 2007, which is currently under audit; and (4) the unaudited period January 1, 2008 through September 30, 2008.

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

Cross-Sound Cable Company, LLC (Cross-Sound)

UIL Holdings and UCI continue to provide two guaranties, in original amounts of $2.5 million and $1.3 million, in support of guaranties by Hydro-Quebec (HQ), the former majority owner of Cross-Sound (an entity in which UCI held a minority interest until the sale of that interest in February 2006), to third parties in connection with the construction of the project.

The $2.5 million guaranty supports an HQ guaranty to the Long Island Power Authority to provide for damages in the event of a delay in the date of achieving commercial operation of the Cross-Sound cable.  UIL Holdings expects commercial operating status to be maintained and, accordingly, it has not recorded a liability related to this guaranty in its Consolidated Balance Sheet as of September 30, 2008.

The $1.3 million guaranty supports an agreement under which Cross-Sound is providing compensation to shell fishermen for their losses, including loss of income, incurred as a result of the installation of the cable.  The payments to the fishermen are being made over a 10-year period, ending October 2013, and the obligation under this guaranty reduces proportionately with each payment made. As of September 30, 2008, the remaining amount of the guaranty was $1 million.  Based upon a management assessment, UIL Holdings has not recorded a liability related to this guaranty in its Consolidated Balance Sheet as of September 30, 2008.

GE Packaged Power

On September 5, 2008, UIL Holdings executed a Guaranty Agreement (the “Guaranty”) for the benefit of GE Packaged Power, Inc. (“Contractor”), an affiliate of General Electric Company.  UIL Holdings guarantees to Contractor that in the event GenConn Devon LLC (the “Buyer”), a wholly-owned subsidiary of GenConn Energy LLC (which is 50% owned by UIL Holdings’ subsidiary UI), fails to perform or observe the terms and provisions of

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (continued)

its agreement (the “Contract”) with Contractor dated August 28, 2008 for the supply of four LM6000 gas turbine generators to be installed at Buyer’s to-be constructed peaking power generation facility at Devon Station in Milford, Connecticut, UIL Holdings shall take steps necessary to achieve performance or observance of the Contract.  As of November 4, 2008, UIL Holdings’ aggregate exposure under the Guaranty was approximately $27.9 million.  UIL Holdings’ exposure under the Guaranty will be reduced as the Buyer makes periodic payments under the Contract, and such exposure will be eliminated on the date the Buyer secures financing in an amount that demonstrates the Buyer’s financial capability to meet its obligations under the Contract.  Buyer expects to secure such financing during 2009.  Based upon a management assessment, UIL Holdings has not recorded a liability related to this guaranty in its Consolidated Balance Sheet as of September 30, 2008.

On October 29, 2008, UIL Holdings executed a second Guaranty Agreement (the “Guaranty”) for the benefit of GE Packaged Power, Inc. (“Contractor”), an affiliate of General Electric Company.  UIL Holdings guarantees to Contractor that in the event GenConn Middletown LLC (the “Buyer”), a wholly-owned subsidiary of GenConn Energy LLC (which is 50% owned by UIL Holdings’ subsidiary UI), fails to perform or observe the terms and provisions of its agreement (the “Contract”) with Contractor dated October 20, 2008 for the supply of four LM6000 gas turbine generators to be installed at Buyer’s to-be constructed peaking power generation facility in Middletown, Connecticut, UIL Holdings shall take steps necessary to achieve performance or observance of the Contract. As of November 4, 2008, UIL Holdings’ aggregate exposure under the Guaranty was approximately $33 million.  UIL Holdings exposure under the Guaranty will be reduced as the Buyer makes periodic payments under the Contract, and such exposure will be eliminated on the date the Buyer secures financing in an amount that demonstrates the Buyer’s financial capability to meet its obligations under the Contract.  Buyer expects to secure such financing during 2009.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (continued)

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

UIL Holdings utilizes an income approach valuation technique to value the majority of its assets and liabilities measured and reported at fair value.  The following table sets forth, by level within the fair value hierarchy, UIL Holdings’ financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2008.  As required by SFAS No. 157, financial assets and liabilities are classified in their entirety, based on the lowest level of input that is significant to the fair value measurement.  UIL Holdings’ assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

	Level 1	Level 2	Level 3	Total
	(In Thousands)

Assets:
Contracts for differences	$-	$-	$6,523	$6,523
Interest rate cap (Note B)	-	201	-	201
Deferred Compensation Plan	3,355	-	-	3,355
Supplemental retirement benefit trust life insurance policies (Note G)	4,846	-	-	4,846
	$8,201	$201	$6,523	$14,925

Liabilities:
Contracts for differences	$-	$-	$92,467	$92,467

Net fair value assets/(liabilities), September 30, 2008	$8,201	$201	$(85,944)	$(77,542)

The determination of fair value of the contracts for differences was based on a probability-based expected cash flow analysis that was discounted at the September 30, 2008 risk-free interest rate and an adjustment for credit risk.  Certain management assumptions were required, including development of pricing that extended over the term of the contracts.  In addition, UIL performed an assessment of risks related to obtaining regulatory, legal and siting approvals, as well as obtaining financing resources and ultimately attaining commercial operation.   Included in this assessment was the withdrawal of an appeal, during the first quarter of 2008, by an entity that submitted a proposal to the DPUC but was not selected.  This event increased the probability that the projects will attain commercial operation, resulting in an increase in the contracts for differences liability during the first nine months of the year.  The DPUC has determined that costs associated with these contracts for differences are recoverable.  As a result, there is no impact to net income.

Under the UIL Deferred Compensation Plan (DCP), Named Executive Officers and certain other executives may elect to defer certain elements of compensation.  Participants in the DCP are permitted to direct investments of their elective deferral accounts into ‘deemed’ investments consisting of non-publicly traded mutual funds available through variable insurance products and Company common stock equivalents.  These investments, which are actively traded in sufficient frequency and volume to provide pricing information on an ongoing basis, are marked-to-market at the end of each quarter based upon such pricing information.

The following tables set forth a reconciliation of changes in the fair value of the assets and liabilities above that are classified as Level 3 in the fair value hierarchy for the nine month period ended September 30, 2008:

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (continued)

Nine Months Ended
September 30, 2008
(In Thousands)

Net contracts for differences assets/(liabilities), January 1, 2008	$(37,984)
Unrealized gains and (losses), net	(47,960)
Purchases, issuances, and settlements	-
Transfers in and/or out of Level 3	-
Net contracts for differences assets/(liabilities), September 30, 2008	$(85,944)

Change in unrealized gains (losses), net relating to net contracts
for differences assets/(liabilities), still held as of September 30, 2008	$(47,960)

The following table sets forth a reconciliation of changes in the net regulatory asset/(liability) balances that were established to recover any unrealized gains/(losses) associated with the contracts for differences for the nine month period ended September 30, 2008.  The amounts offset the net contract for differences liabilities detailed above.

Nine Months Ended
September 30, 2008
(In Thousands)

Net regulatory assets/(liabilities), January 1, 2008	$37,984
Unrealized (gains) and losses, net	47,960
Net regulatory assets/(liabilities), September 30, 2008	$85,944

The following table sets forth, by level within the fair value hierarchy, UIL Holdings’ financial liabilities that were accounted for at fair value on a non-recurring basis as of September 30, 2008.

	At Fair Value as of September 30, 2008
	Level 1	Level 2	Level 3	Total
	(In Thousands)

Asset Retirement Obligations	$-	$-	$218	$218

The determination of fair value of the asset retirement obligations is based on a discounted cash flow analysis which utilizes inputs that include estimated useful lives of identified assets, a discount rate and an inflation factor.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (continued)

(M)  SEGMENT INFORMATION

UIL Holdings has two reporting segments related to UI: distribution of electricity and transmission of electricity.  Revenues from inter-segment transactions are not material.  All of UIL Holdings’ revenues are derived in the United States.  The following measures of segment profit and loss are utilized by management for purposes of making decisions about allocating resources to the segments and assessing performance.  The following table reconciles certain segment information with that provided in UIL Holdings’ Consolidated Financial Statements.  In the table, distribution includes all utility revenue and expenses except for transmission, which is provided in a separate column.  “Other” includes the information for the remainder of UIL Holdings’ non-utility activities and unallocated corporate costs, including minority interest investments and administrative costs.

(In Thousands)
	Three months ended September 30, 2008
	UI
	Distribution	Transmission	Total UI	Other (1)	Total
Operating Revenues	$239,908	$38,591	$278,499	$218	$278,717
Purchased power	121,371	-	121,371	-	121,371
Operation and maintenance	49,719	5,608	55,327	233	55,560
Transmission wholesale	-	15,906	15,906	-	15,906
Depreciation and amortization	26,163	1,127	27,290	36	27,326
Taxes - other than income taxes	10,964	3,693	14,657	-	14,657
Operating Income (Loss)	31,691	12,257	43,948	(51)	43,897

Other Income and (Deductions), net	2,025	214	2,239	135	2,374

Interest Charges, net	4,756	2,794	7,550	1,065	8,615

Income (Loss) From Continuing Operations Before Income
Taxes and Equity Earnings	28,960	9,677	38,637	(981)	37,656
Income Taxes (Benefits)	12,669	3,619	16,288	(241)	16,047
Income (Loss) From Continuing Operations Before Equity Earnings	16,291	6,058	22,349	(740)	21,609
Income (Losses) from Equity Investments	22	-	22	-	22
Income (Loss) From Continuing Operations	16,313	6,058	22,371	(740)	21,631
Discontinued Operations, Net of Tax	-	-	-	(93)	(93)
Net Income (Loss)	$16,313	$6,058	$22,371	$(833)	$21,538

	Three months ended September 30, 2007
	UI
	Distribution	Transmission	Total UI	Other (1)	Total
Operating Revenues	$242,104	$25,766	$267,870	$191	$268,061
Purchased power	125,933	-	125,933	-	125,933
Operation and maintenance	45,998	4,512	50,510	450	50,960
Transmission wholesale	-	11,296	11,296	-	11,296
Depreciation and amortization	24,247	1,211	25,458	8	25,466
Taxes - other than income taxes	9,907	2,710	12,617	-	12,617
Operating Income (Loss)	36,019	6,037	42,056	(267)	41,789

Other Income and (Deductions), net	3,382	(100)	3,282	445	3,727

Interest Charges, net	4,455	1,157	5,612	1,154	6,766

Income (Loss) From Continuing Operations Before Income
Taxes and Equity Earnings	34,946	4,780	39,726	(976)	38,750
Income Taxes (Benefits)	14,240	1,679	15,919	(163)	15,756
Income (Loss) From Continuing Operations Before Equity Earnings	20,706	3,101	23,807	(813)	22,994
Income (Losses) from Equity Investments	7	-	7	-	7
Income (Loss) From Continuing Operations	20,713	3,101	23,814	(813)	23,001
Discontinued Operations, Net of Tax	-	-	-	(2,008)	(2,008)
Net Income (Loss)	$20,713	$3,101	$23,814	$(2,821)	$20,993

(1) Includes UIL Holdings Corporate and UIL Holdings' non-utility activities and unallocated corporate costs.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (continued)

(In Thousands)
	Nine months ended September 30, 2008
	UI
	Distribution	Transmission	Total UI	Other (1)	Total
Operating Revenues	$633,709	$95,145	$728,854	$617	$729,471
Purchased power	330,890	-	330,890	-	330,890
Operation and maintenance	143,006	16,548	159,554	920	160,474
Transmission wholesale	-	33,888	33,888	-	33,888
Depreciation and amortization	73,944	3,670	77,614	104	77,718
Taxes - other than income taxes	29,329	8,896	38,225	(7)	38,218
Operating Income (Loss)	56,540	32,143	88,683	(400)	88,283

Other Income and (Deductions), net	4,687	908	5,595	658	6,253

Interest Charges, net	14,591	7,017	21,608	3,022	24,630

Income (Loss) From Continuing Operations Before Income
Taxes and Equity Earnings	46,636	26,034	72,670	(2,764)	69,906
Income Taxes (Benefits)	22,071	8,993	31,064	(952)	30,112
Income (Loss) From Continuing Operations Before Equity Earnings	24,565	17,041	41,606	(1,812)	39,794
Income (Losses) from Equity Investments	(231)	-	(231)	-	(231)
Income (Loss) From Continuing Operations	24,334	17,041	41,375	(1,812)	39,563
Discontinued Operations, Net of Tax	-	-	-	(167)	(167)
Net Income (Loss)	$24,334	$17,041	$41,375	$(1,979)	$39,396

	Nine months ended September 30, 2007
	UI
	Distribution	Transmission	Total UI	Other (1)	Total
Operating Revenues	$697,450	$61,715	$759,165	$750	$759,915
Purchased power	413,623	-	413,623	-	413,623
Operation and maintenance	133,646	13,830	147,476	1,301	148,777
Transmission wholesale	-	23,907	23,907	-	23,907
Depreciation and amortization	62,369	3,607	65,976	24	66,000
Taxes - other than income taxes	27,475	6,721	34,196	-	34,196
Operating Income (Loss)	60,337	13,650	73,987	(575)	73,412

Other Income and (Deductions), net	7,341	1,176	8,517	2,045	10,562

Interest Charges, net	12,813	2,826	15,639	3,350	18,989

Income (Loss) From Continuing Operations Before Income
Taxes and Equity Earnings	54,865	12,000	66,865	(1,880)	64,985
Income Taxes (Benefits)	23,780	3,764	27,544	(507)	27,037
Income (Loss) From Continuing Operations Before Equity Earnings	31,085	8,236	39,321	(1,373)	37,948
Income (Losses) from Equity Investments	55	-	55	-	55
Income (Loss) From Continuing Operations	31,140	8,236	39,376	(1,373)	38,003
Discontinued Operations, Net of Tax	-	-	-	(1,861)	(1,861)
Net Income (Loss)	$31,140	$8,236	$39,376	$(3,234)	$36,142

	UI (2)
	Distribution	Transmission	Total UI	Other (1) (3)	Total
Total Assets at September 30, 2008	$-	$-	$1,901,912	$20,953	$1,922,865

Total Assets at December 31, 2007	$-	$-	$1,717,316	$58,518	$1,775,834

(1) Includes UIL Holdings Corporate and UIL Holdings' non-utility activities and unallocated corporate costs.
(2) Information for segmenting total assets between Distribution and Transmission is not available. Total UI assets are disclosed in the Total UI column. Net plant in service is segregated by segment and, as of September 30, 2008, was $575.6 million and
$432.8 million, respectively, for Distribution and Transmission. As of December 31, 2007, net plant in service was $527.7 million and $350.4 million, respectively, for Distribution and Transmission.
(3) Includes assets of discontinued operations held for sale.

(N) DISCONTINUED OPERATIONS

UIL Holdings substantially completed its sale of the business of its wholly-owned subsidiary Xcelecom, effective December 31, 2006, and in accordance with the provisions of SFAS No. 144, the results of those Xcelecom businesses have been reported as discontinued operations in the accompanying Consolidated Statement of Income for the three and nine month periods ended September 30, 2008 and 2007, respectively, and as discontinued operations held for sale in the Consolidated Balance Sheet as of September 30, 2008 and December 31, 2007.  Certain Xcelecom businesses that did not meet the criteria of SFAS No. 144 are reported in continuing operations, as further described in Note (A), “Statement of Accounting Policies – Discontinued Operations / Assets Held for Sale.”

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (continued)

A summary of the discontinued operations of Xcelecom follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In Thousands)		(In Thousands)

Net operating revenues	$-	$-	$-	$-

Operating loss	$(156)	$(722)	$(561)	$(1,685)

Income (Loss) before income taxes	$(155)	$(3,297)	$(274)	$(3,169)
Income tax benefit (expense)	62	1,289	107	1,308
Net income (loss) from discontinued operations	$(93)	$(2,008)	$(167)	$(1,861)

UIL Holdings is contingently liable to sureties on performance and payment bonds issued by those sureties, relating to construction projects entered into by Xcelecom and its former subsidiaries in the normal course of business.  These bonds provide a guaranty to the customer that Xcelecom or its former subsidiaries will perform under the terms of a contract and that it will pay subcontractors and vendors.   Surety bonds remain outstanding on certain projects being completed by Xcelecom’s former companies.  The majority of these projects will be completed in 2008.  If Xcelecom’s former companies and the buyers of those companies fail to perform under a contract or to pay subcontractors or vendors, the customer may demand that the surety make payments or provide services under the bond.  UIL Holdings must reimburse the surety for any expenses or outlays it incurs and seek recoupment of those expenses from the buyers of Xcelecom’s former companies.  Sureties have never been required to make payments on Xcelecom’s behalf under the bonds, and UIL Holdings believes that the buyers of Xcelecom’s former companies have every incentive to continue to perform their obligations on the construction projects and have adequate management and other resources to do so.  Accordingly, UIL Holdings concluded that it need not record a liability in connection with these obligations in its Consolidated Balance Sheet as of September 30, 2008.  As of September 30, 2008, sureties had issued bonds for the account of Xcelecom in the aggregate amount of approximately $65 million.  The expected remaining cost to complete for the projects covered by such surety bonds was approximately $2 million as of September 30, 2008.

Xcelecom recognizes certain significant claims for recovery of incurred costs when (1) it is probable that the claim will result in additional contract revenue, (2) when the amount of the claim can be reliably estimated, and (3) when it is determined that there is legal basis for the claim.  UIL Holdings has the right to certain claims related to the sales of the Xcelecom businesses that are not included in the accompanying statement of financial position as of September 30, 2008.

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

The buyer of the former Xcelecom companies comprising its systems integration business signed a promissory note payable to Xcelecom or UIL Holdings in connection with the sale of that business, which totals $1.5 million as of September 30, 2008.  In June 2008, UIL Holdings was notified that the buyer was in default on its senior third party credit line, which prohibits it from making any subordinated debt payments, including payments under the promissory note.  UIL Holdings and the buyer have agreed to a replacement note which calls for principal payments beginning in July 2009 with full payment in September 2010.  The buyer will also pay all past due interest through September 30, 2008 and pay interest monthly thereafter.

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

The loss of key personnel or the inability to hire and retain qualified employees could have an adverse effect on the business, financial condition and results of operations for UIL Holdings and The United Illuminating Company (UI).  These operations depend on the continued efforts of their respective current and future executive officers, senior management and management personnel.  UIL Holdings cannot guaranty that any member of management at the corporate or subsidiary level will continue to serve in any capacity for any particular period of time.  In an effort to enhance UIL Holdings’ ability to attract and retain qualified personnel, UIL Holdings continually evaluates the overall compensation packages offered to employees at all levels of the organization.

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

Generation

In October 2007, UI entered into a joint development agreement (the Agreement) with NRG Energy, Inc. (NRG), pursuant to which UI and an NRG affiliate formed GenConn Energy LLC (GenConn), a 50-50 partnership, and agreed to work together on an exclusive basis to develop and submit to the DPUC a joint proposal to construct peaking generation in Connecticut.  In its June 25, 2008 decision in Docket No. 08-01-01 (“Decision”), the DPUC selected three peaking generation projects among several projects proposed by various docket participants to help address the state’s growing need for more power generation during the heaviest load periods.

A peaking generation project with a nominal capacity of 200 megawatt (“MW”) to be built at NRG’s existing Devon plant in Milford and proposed by GenConn was among the three projects selected.  The new plant will have a summer-related capacity of 194 MW, assuming the use of natural gas fuel.  The peaking plant will be owned by GenConn and will be able to provide power to all Connecticut residents during peak usage periods.  It is scheduled to be in operation by June 1, 2010.  On August 4, 2008, GenConn signed a contract for differences (“CfD”) with The Connecticut Light & Power Company (CL&P).  The cost of the contract will be paid by customers and will be subject to a cost-sharing agreement whereby 20% of the cost is borne by UI customers and 80% by CL&P customers.

GenConn also proposed a project consisting of building new peaking generation with a nominal capacity of 200 MW at NRG’s existing plant in Middletown, CT (the “Middletown Project”).  The DPUC designated the Middletown Project as an alternative in the event that the project proposed by Bridgeport Energy II, LLC (“BEII”) and selected by the DPUC did not go forward.  On October 3, 2008, BEII withdrew its proposal from further consideration by the DPUC.  As directed by the DPUC, on October 6, 2008, GenConn executed a CfD with CL&P relating to the Middletown Project which was filed with and approved by the DPUC.  The contract is subject to the same cost-sharing agreement whereby 20% of the cost is borne by UI customers and 80% by CL&P customers.  The new plant in Middletown is scheduled to be in commercial operation by June 1, 2011.

Legislation & Regulation

2008 Rate Case

On August 8, 2008, UI filed an application with the DPUC requesting an increase in distribution rates designed to produce additional revenues of approximately $33 million in 2009 and an incremental  $33 million in 2010.  On October 27, 2008, UI filed an exhibit in the DPUC proceeding that updates UI’s request, including effects of recent events in the economy.  UI’s updated request is to increase distribution rates designed to produce additional revenues of approximately $51 million in 2009 (rather than the original approximately $33 million request) and an incremental $30 million in 2010 (rather than the originally requested increment of approximately $33 million).  The revenues included in the updated request represent an increase of approximately 4.0% in 2009 over the total revenues that would be expected under the current rate schedules on a total bill basis.  For 2010, the additional revenues included in the updated request represent an increase of approximately 2.4% over 2009 expected revenues based on the 2009 rate request.  If approved by the DPUC, electric bills of a residential customer using 700 kilowatt-hours of electricity per month will rise by approximately $10.68 per month in 2009 and by an additional $6.80 per month in 2010, subject to final rate design.  UI has undertaken substantial efforts to control expenses, but is requesting the rate increase due to lower sales, higher uncollectible expense, higher pension expense resulting from reduced value of pension assets and increased required capital projects to meet UI’s public service obligations.  Hearings on UI’s rate application commenced in October 2008 and are ongoing.  The DPUC is expected to issue its final decision in January 2009.

2008 Rates

In December 2007, the DPUC issued a letter ruling to address changes to all of UI’s rate components effective as of January 1, 2008.  The letter ruling approved requested changes to UI’s distribution charges (pursuant to the DPUC’s decisions resulting from the 2005 Rate Case) as well as changes to UI’s transmission, Competitive Transition Assessment (CTA), Systems Benefit Charges (SBC), Conservation and Load Management (CLM), Renewable Energy Investment (REI), and Non-Bypassable Federally Mandated Congestion Charge (NBFMCC).  The letter ruling also approved Generation Services Charge (GSC) rates for each of the six-month periods from January 1, 2008 through June 30, 2008 and July 1, 2008 through December 31, 2008, respectively and last resort service GSC rates for the January 1, 2008 through March 31, 2008 time period.  In a separate letter ruling issued on March 26, 2008, the DPUC approved last resort service GSC rates for the April 1, 2008 through June 30, 2008 time period.  Last resort service rates for the July 1, 2008 through September 30, 2008 and the October 1, 2008 through December 31, 2008 periods were approved by the DPUC in letters issued on July 1, 2008 and September 25, 2008, respectively.

Other Regulation

In its June 19, 2008 decision, the DPUC reduced the Company’s incentive performance management fee earned for CLM in 2007 by approximately $0.5 million, after-tax, based on adjustments to CLM program goals.

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

UI has wholesale power supply agreements in place for the supply of all of UI’s standard service customers for all of 2008, 90% of the first half of 2009 and 80% of the second half of 2009.  In addition, UI has procured 40% of its 2010 standard service requirement and 20% of its 2011 standard service requirement.  Under Connecticut legislation passed in 2007, supplier of last resort service is procured on a quarterly basis.  UI initially determined that these contracts are derivatives under SFAS No. 133 and elected the “normal purchase, normal sale” exception under SFAS No. 133.  UI regularly assesses the accounting treatment for these contracts and recently confirmed that these contracts continue to be derivatives.

Competitive Transition Assessment

UI’s CTA collection recovers costs that have been reasonably incurred, or will be incurred, to meet its public service obligations and that will likely not otherwise be recoverable in a competitive market.  These “stranded costs” include above-market long-term purchased power contract obligations, regulatory asset recovery and above-market investments in power plants.  A significant amount of UI’s earnings is generated by the authorized return on the equity portion of unamortized stranded costs in the CTA rate base.  UI’s after-tax earnings attributable to CTA for the nine month periods ended September 30, 2008 and 2007 were $6.9 million and $8.0 million, respectively.  A significant portion of UI’s cash flow from operations is also generated from those earnings and from the recovery of the CTA rate base.  Cash flow from operations related to CTA amounted to $30.0 million and $25.4 million, respectively, for the nine month periods ended September 30, 2008 and 2007.  The CTA rate base has declined from year to year for a number of reasons, including:  amortization of stranded costs, the sale of UI’s nuclear units, and adjustments made through the annual DPUC review process.  The original rate base component of stranded costs, as of January 1, 2000, was $433 million.  It has since declined to $195.7 million at September 30, 2008.  In the future, UI’s CTA earnings will decrease while, based on UI’s current projections, cash flow will remain fairly constant after the expiration of the Bridgeport RESCO generating facility contract on December 31, 2008 until stranded costs are fully amortized.  Total CTA cost recovery is currently projected to be completed in 2015, with stranded cost amortizations expected to end in 2013.  The date by which stranded costs are fully amortized depends primarily upon the DPUC’s future decisions, which could affect future rates of stranded cost amortization

Capital Projects

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

UI is constructing, and will own and operate transmission and substation facilities comprising approximately 20% of the total project cost.  UI’s current estimate for its share of the project cost is approximately $280 million to $295 million (excluding allowance for funds used during construction).  The increase in the previous estimated range  of $265 million to $285 million is primarily attributable to increases in the cost of civil construction associated with underground cable.  Upon project completion, UI’s transmission rate base will have increased by approximately $285 million to $300 million, an increase of more than 200% relative to UI’s net transmission assets existing prior to the project receiving CSC approval.  For project costs incurred prior to August 8, 2005, the FERC approved UI’s request to include 50% of those Construction Work In Progress (CWIP) expenditures in the rate base, allowing a return to be earned on that portion of UI’s investment before the project is completed.  UI will commence earning a return on the remaining 50% of the project costs incurred prior to that date when those costs are added to the rate base in conjunction with the investment being placed in service.  For project costs incurred after August 8, 2005, the FERC approved UI’s request to include 100% of those CWIP expenditures in rate base, effective as of May 23, 2007.  UI’s costs for the project are expected to be included in and recovered through transmission revenues requirements, which are under FERC jurisdiction.  Certain parties have requested rehearing of the FERC’s order.  In July 2007, the FERC granted rehearing for further consideration but has not yet issued a substantive order on the requests for rehearing.

The Middletown/Norwalk Transmission Project (the Project) is 98% complete.  Construction of the 345-kV transmission line and associated facilities is complete and extensive testing and commissioning will begin in the fourth quarter of 2008.  Absent any unanticipated events, UI expects the project to be in service at the end of 2008 or early 2009.  The Project team filed a transmission cost allocation application with ISO-NE in April 2008.  ISO-NE will determine whether any of the costs of the transmission line should be categorized as Localized Costs and not recovered from customers in New England on a region-wide basis.  In that case, UI will seek to recover those costs from customers throughout the State of Connecticut.

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

The TOs, various state agencies, public officials and electric cooperatives filed requests for rehearing of the FERC ROE Order.  In March 2008, the FERC issued an order (Rehearing Order) granting, in part, the TOs request for rehearing and adjusted the base-level ROE upward from 10.2% to 10.4%.  The FERC denied the requests of the state agencies, public officials and electric cooperatives for rehearing regarding the FERC’s prospective  adjustment to the base-level ROE reflecting updated U.S. Treasury Bond data and confirmed that the TOs were entitled to a 74 basis point adjustment for the going-forward period.

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

Based on the ROE Order, the Middletown/Norwalk Transmission Project, as an RTEP-approved project, was eligible for the 100 basis point ROE adder for new transmission investment.  However, the Middletown/Norwalk Transmission Project may not be in-service prior to the December 31, 2008 cut-off for that incentive established in the Rehearing Order.  On April 23, 2008, UI asked FERC to confirm that the Middletown/Norwalk Transmission Project is entitled to the 100 basis point incentive.  On August 4, 2008, the FERC issued an order granting relief from the December 31, 2008 cut-off date.

As a result of the Rehearing Order, the ROEs applicable to UI’s transmission rate base are as follows:

	Existing Transmission		New Transmission
	PTF	Non-PTF	PTF (1)	Non-PTF
2/1/05 to 10/30/06	10.90%	10.40%	11.90%	10.40%
10/31/06 and forward	11.64%	11.14%	12.64%	11.14%

(1) ROE available for new PTF identified by ISO-NE in its Regional System Plan for assets that come on line prior to December 31, 2008 and the Middletown/Norwalk Transmission Project.  The ROE applicable to the Middletown/Norwalk Transmission Project is discussed in more detail in Notes to Consolidate Financial Statements – Note C – Middletown/Norwalk Transmission Project.

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

Several public sector parties have filed a petition with the United States Court of Appeals for the D.C. Circuit seeking judicial review of the ROE Order and Rehearing Order.  Briefing in that matter will not be completed until spring of 2009 and a date for oral argument has not yet been set.

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

 LIQUIDITY AND CAPITAL RESOURCES

UIL Holdings generates its capital resources primarily through operations.  At September 30, 2008, UIL Holdings had $15.9 million of unrestricted cash and temporary cash investments.  This represents an increase of $2.7 million from the corresponding balance at December 31, 2007.  The components of this increase, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

(In Millions)

Continuing operations balance, December 31, 2007	$13.2

Net cash provided by operating activities	102.5

Net cash provided by (used in) investing activities:
Related party note receivable	(15.0)
Non-utility minority interest investments, net	0.2
Restricted cash (1)	(10.6)
Cash invested in plant - including AFUDC debt	(150.7)
(176.1)

Net cash provided by (used in) financing activities:
Financing activities, excluding dividend payments	108.7
Dividend payments	(32.6)
76.1

Add change in cash of discontinued operations included above	0.2

Net change in cash	2.7

Continuing operations balance, September 30, 2008	$15.9

(1) As of September 30, 2008, UIL Holdings had $10.8 million in restricted cash of which $0.2 million related to self-insurance at UI and approximately $10.6 million related to certain retention amounts concerning the Middletown/Norwalk Transmission Project which have been withheld by UI and will remain in place until the completion of the project.

The unrestricted cash position of UIL Holdings increased by $2.7 million from December 31, 2007 to September 30, 2008, as cash provided by operating activities and net proceeds from short-term borrowing was supplemented by existing cash on hand to cover various investing and financing activities.  Restricted cash increased by $10.6 million due primarily to the July 2008 funding by UI of escrow accounts for certain retention amounts withheld by UI relating to the Middletown/Norwalk Transmission Project.  Cash used in investing activities during the first nine months consisted primarily of capital expenditures of $150.7 million for distribution and transmission infrastructure as well as a $15 million advance to GenConn to fund GenConn’s construction and other cash needs until permanent financing can be arranged.  Cash provided by financing activities during the first nine months of 2008 included $111 million from short-term debt and $1.8 million from issuances of common stock associated with KSOP and stock option exercises, partially offset by the quarterly dividend payments on UIL Holdings’ common stock totaling $32.6 million and a $4.3 million principal payment on UIL Holdings’ long-term debt.

UIL Holdings accesses capital through both long-term and short-term financing arrangements.  Total current and long-term debt outstanding as of September 30, 2008 was $579.3 million, as compared to $583.6 million at year-end December 31, 2007.  UIL Holdings and UI have a joint short-term credit facility under which UI and UIL have aggregate borrowing capacity totaling $175 million, with $50 million of the limit available for UIL Holdings.  UI had $126 million outstanding under the facility in addition to a letter of credit in the amount of $6 million and UIL Holdings had a standby letter of credit outstanding in the amount of $1 million as of September 30, 2008.   The UIL Holdings standby letter of credit reduces the amount of credit available for UI, and, given the current amounts outstanding, UI’s borrowings and standby letter of credit outstanding reduce the amount of credit available for UIL Holdings.  Available credit at September 30, 2008 for UI and UIL Holdings in the aggregate was $42 million.

All capital requirements that exceed available cash will have to be provided by external financing.  Although there is no commitment to provide such financing from any source of funds, other than the short-term credit facility discussed above, future external financing needs are expected to be satisfied by the issuance of additional short-term and long-term debt.  In addition to debt financing, UIL Holdings expects to seek to access the external equity markets to raise capital.  The continued availability of these methods of financing will be dependent on many factors, including conditions in the securities markets, economic conditions, and UIL Holdings’ future income and cash flow.  See Part I, Item 1, “Financial Statements - Notes to Consolidated Financial Statements – Note (B), Capitalization and Note (D), Short-Term Credit Arrangements” of this Form 10-Q and UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for a discussion of UIL Holdings’ financing arrangements.

As described in Item 1- Notes to the Consolidated Financial Statements- Note (C) Regulatory Proceeding above, GenConn has approval from the DPUC  to build 200 MW of nominal capacity at NRG’s existing plant in Devon, CT (the “Devon Project”) and 200 MW of nominal capacity at NRG’s existing plant in Middletown, CT (the “Middletown Project”).  UI and NRG have each arranged to lend to GenConn $30 million to fund GenConn’s construction and other cash needs until permanent financing can be arranged.  As of October 16, 2008, GenConn had borrowed $30 million from each of UI and NRG, under identical promissory notes, for the Devon Project and is evaluating the capital requirements for the Middletown Project and determining the additional funding needs related to both projects.  UI expects to sign a revised promissory note in November within which the aggregate principal amount will be increased to $45 million.

GenConn expects to finance 50% of its capital requirements through project financing.  UI and NRG will each make an equity investment in GenConn on a 50%/50% basis to meet the remaining 50% of GenConn’s capital requirements.  Such equity investments, each in the amount of approximately $50 million, are expected to occur within the first six months of 2010 for the Devon Project and within the first six months of 2011 for the Middletown Project.  UI expects to generate cash for its portion of those requirements through a combination of equity provided by UIL Holdings and UI external debt financing.  Accordingly, UIL Holdings expects to seek access to external equity markets to raise capital to fund UI’s obligations to GenConn.

Financial Covenants

UIL Holdings and its operating subsidiary, UI, are required to comply with certain covenants in connection with their respective loan agreements.  The covenants are normal and customary in bank and loan agreements, and UIL Holdings and UI are both in compliance with such covenants at September 30, 2008.

2008 Capital Resource Projections

There have been no material changes in UIL Holdings’ 2008 capital resource projections from those reported in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Contractual and Contingent Obligations

In addition to UIL Holdings’ 2008 contractual and contingent obligations as reported in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007, UI has signed a promissory note (the “Loan”) with GenConn, of which UI is a 50-50 partner, under which UI shall advance up to an aggregate principal amount of $30 million to fund GenConn’s construction and other cash needs until permanent financing can be arranged.  As of September 30, 2008, the Loan balance was $15 million.  An additional $15 million was advanced in October.  Furthermore, UI expects to sign a revised promissory note in November within which the aggregate principal amount will be increased to $45 million.

CRITICAL ACCOUNTING POLICIES

UIL Holdings’ Consolidated Financial Statements are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty.  UIL Holdings believes that investors need to be aware of these policies and how they impact UIL Holdings’ financial reporting to gain a more complete understanding of UIL Holdings’ Consolidated Financial Statements as a whole, as well as management’s related discussion and analysis presented herein.  While UIL Holdings believes that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts.  The accounting policies and related risks described in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007 are those that depend most heavily on these judgments and estimates.  At September 30, 2008, there have been no material changes to any of the Critical Accounting Policies described therein.

OFF-BALANCE SHEET ARRANGEMENTS

UIL Holdings and its subsidiaries occasionally enter into guaranty contracts in the ordinary course of business.  At the time a guaranty is provided, an analysis is performed to assess the expected financial impact, if any, based on the likelihood of certain events occurring that would require UIL Holdings to perform under such guaranty.  Subsequent analysis is performed on a periodic basis to assess the impact of any changes in events or circumstances.  If such an analysis results in an amount that is inconsequential, no liability is recorded on the balance sheet related to the guaranty.  As of September 30, 2008, UIL Holdings had certain guaranty contracts outstanding for which no liability has been recorded in the Consolidated Financial Statements.  See Part I, Item 1, “Financial Statements – Notes to Consolidated Financial Statements – Note (J), Commitments and Contingencies,” of this Form 10-Q for further discussion of such guaranties.

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

RESULTS OF OPERATIONS

Use of Non-GAAP Measures

Within the “Results of Operations” section of this Quarterly Report on Form 10-Q, tabular presentations showing a comparison of UIL Holdings’ net income and earnings per share (EPS) for the three and nine month periods ended September 30, 2008 and 2007 are provided.  UIL Holdings believes this information is useful in understanding the fluctuations in earnings per share between the current and prior year periods.  The amounts presented show the earnings per share from continuing operations for each of UIL Holdings’ lines of business, calculated by dividing the income from continuing operations of each line of business by the average number of shares of UIL Holdings’ common stock outstanding for the periods presented.  The earnings per share tables presented in “The United Illuminating Company Results of Operations” and “Non-Utility Results of Operations” for all periods presented are calculated on the same basis and reconcile to the amounts presented in the table under the heading “UIL Holdings Corporation Results of Operations.”  The total earnings per share from continuing operations and discontinued operations in the table presented under the heading “UIL Holdings Corporation Results of Operations” are presented on a GAAP basis.

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

Third Quarter 2008 vs. Third Quarter 2007

UIL Holdings Corporation Results of Operations: Third Quarter 2008 vs. Third Quarter 2007

UIL Holdings’ earnings from continuing operations were $21.6 million, or $0.86 per share, for the third quarter of 2008, a decrease of $1.4 million, or $0.06 per share, compared to the third quarter of 2007.  The loss from discontinued operations was $0.1 million, with a minimal per share impact, for the third quarter of 2008, an improvement of $1.9 million, or $0.08 per share, compared to the third quarter of 2007.  Total earnings, including discontinued operations, were $21.5 million, or $0.86 per share, an increase of $0.5 million, or $0.02 per share, compared to the third quarter of 2007.  The table below presents a comparison of UIL Holdings’ net income and EPS for the third quarter of 2008 and the third quarter of 2007.

	Quarter Ended	Quarter Ended	2008 More (Less) than 2007
	September 30, 2008	September 30, 2007	Amount	Percent

Net Income (Loss) (In Millions except percent and per share amounts)

UI	$22.3	$23.8	$(1.5)	(6	) %
Non-Utility	(0.7)	(0.8)	0.1	(13	) %
Total Income from Continuing Operations	21.6	23.0	(1.4)	(6	) %

Discontinued Operations	(0.1)	(2.0)	1.9	(95	) %
Total Net Income	$21.5	$21.0	$0.5	2%

EPS
UI	$0.89	$0.95	$(0.06)	(6	) %
Non-Utility	(0.03)	(0.03)	-	-%
Total EPS from Continuing Operations - Basic	0.86	0.92	(0.06)	(7	) %
Discontinued Operations	-	(0.08)	0.08	(100	) %
Total EPS - Basic	$0.86	$0.84	$0.02	2%

Total EPS - Diluted (Note 1)	$0.85	$0.83	$0.02	2%

Note 1: Reflecting the effect of dilutive stock options, performance shares and restricted stock.

The United Illuminating Company Results of Operations:  Third Quarter of 2008 vs. Third Quarter of 2007

	Quarter Ended	Quarter Ended	2008 More (Less) than 2007
	September 30, 2008	September 30, 2007	Amount	Percent
EPS
Total UI - basic	$0.89	$0.95	$(0.06)	(6	) %

Total UI - diluted (Note 1)	$0.88	$0.94	$(0.06)	(6	) %

Retail Sales*	$1,588	$1,619	$(31)	(2	) %
Weather Impact* (Note 2)	(7)	30	(37)	(2	) %
Retail Sales – Normalized*	$1,581	$1,649	$(68)	(4	) %
* Millions of kilowatt-hours
Note 1:Reflecting the effect of dilutive stock options, performance shares and restricted stock.
Note 2:Percentage change reflects impact to total retail sales.

UI’s net income was $22.3 million, or $0.89 per share, in the third quarter of 2008, compared to $23.8 million, or $0.95 per share, in the third quarter of 2007.  The decrease in earnings was primarily due to decreases in distribution sales volume of $0.03 per share, increases in uncollectible expense of $0.06 per share, increases in interest expense from higher borrowings of $0.05, increases in compensation expense of $0.01 per share, and a mark-to-market adjustment to non-qualified pension investments of $0.02 per share.  Actual kWh sales decreased 2.0% compared to the same period in 2007.  The decrease in earnings year over year for the quarter was partially offset by growth in the transmission business of $0.12 per share, resulting from the earnings from construction work in progress on the Middletown/Norwalk transmission project, and previously approved increases in UI’s distribution rate components.

Overall, UI’s operating revenue increased by $10.6 million, from $267.9 million for the third quarter of 2007, to $278.5 million for the third quarter of 2008.  Retail revenue increased $4.4 million due to previously approved increases in UI’s distribution rate components. The increase was partially offset by the impact of customers switching to alternate suppliers for generation services, which has no impact on net income, and by decreases in distribution sales volume.  Other revenues increased $2.8 million, largely due to higher transmission revenue, partially offset by the net activity of the GSC “working capital allowance” due to timing differences.

Purchased power expense decreased by $4.5 million, from $125.9 million in the third quarter of 2007, to $121.4 million in the third quarter of 2008.  Retail purchased power expense decreased by $7.0 million in the third quarter of 2008, primarily due to the impact of customers switching to alternate suppliers for generation services, partially offset by higher costs to procure power.  UI receives electricity to satisfy its standard service and supplier of last resort requirements through fixed-price purchased power agreements.  These costs are recovered through the GSC and BFMCC portions of UI’s unbundled retail customer rates.  UI’s wholesale energy expense in the third quarter of 2008 increased by $2.5 million primarily due to higher pricing for generation at the Bridgeport RESCO generating plant.

UI’s operation and maintenance (O&M) expenses increased by $4.8 million, from $50.5 million in the third quarter of 2007, to $55.3 million in the third quarter of 2008.  The increase was primarily attributable to higher uncollectible accounts of $2.2 million and increased compensation expense of $0.6 million.

UI’s transmission wholesale expenses increased by $4.6 million, from $11.3 million in the third quarter of 2007, to $15.9 million in the third quarter of 2008.  The increase was primarily attributable to higher regional transmission expenses of which UI pays a portion based upon its relative load.

UI’s depreciation and amortization increased by $1.8 million, from $25.5 million in the third quarter of 2007, to $27.3 million in the third quarter of 2008.  The increase was primarily attributable to increased software depreciation and CTA amortization.  UI accrues or defers additional amortization to achieve the authorized return on equity of 9.75% on unamortized CTA rate base.

UI’s taxes other than income taxes increased $2.1 million, from $12.6 million in the third quarter of 2007 to $14.7 million in the third quarter of 2008.  The increase was primarily attributable to increases in property taxes as well as gross earnings taxes, which is due to increased transmission revenues.

UI’s other income and deductions decreased by $1.1 million, from $3.3 million in the third quarter of 2007 to $2.2 million in the third quarter of 2008.  The decrease was primarily attributable to a mark-to-market adjustment to non-qualified pension investments and the ISO-NE demand response program ending during the second quarter of 2008.

UI’s interest expense increased by $2.0 million, from $5.6 million in the third quarter of 2007, to $7.6 million in the third quarter of 2008.  The increase was primarily attributable to interest charges associated with increased long-term and short-term borrowings.

Non-Utility Results of Operations:  Third Quarter 2008 vs. Third Quarter 2007

	Quarter Ended	Quarter Ended	2008 More (Less) than 2007
	September 30, 2008	September 30, 2007	Amount	Percent
EPS
UCI	$-	$-	$-	N/A
UIL Corporate (Note 1)	(0.03)	(0.03)	-	-%
Total Non-Utility EPS from Continuing Operations	(0.03)	(0.03)	-	-%
Discontinued Operations	-	(0.08)	0.08	(100	) %
Total Non-Utility EPS – Basic	$(0.03)	$(0.11)	$0.08	(73	) %

Total Non-Utility EPS – Diluted (Note 2)	$(0.03)	$(0.11)	$0.08	(73	) %
Note 1:                      Includes interest charges and strategic and administrative costs of the non-utility holding company.
Note 2:	Reflecting the effect of dilutive stock options, performance shares and restricted stock.

The non-utility operations reported a loss of $0.7 million, or $0.03 per share, from continuing operations in the third quarter of 2008 compared to a loss of $0.8 million, or $0.03 per share in the third quarter of 2007.  The following is an explanation of the quarterly variances for UIL Holdings’ non-utility operations.

Non-Utility Activities and Unallocated Corporate Costs

United Capital Investments, Inc. (UCI)

UCI earned a minimal amount in the third quarters of both 2008 and 2007.

UIL Corporate

UIL Holdings retains certain costs at the holding company, or “corporate” level which are not allocated to the various non-utility subsidiaries, as well as the results of the former Xcelecom entities which were not divested.  UIL Corporate incurred net after tax costs of $0.7 million, or $0.03 per share, compared to net after-tax costs of $0.8 million, or $.03 per share, in the third quarter of 2007.

Discontinued Operations

Xcelecom, Inc.

The divested Xcelecom businesses incurred net after-tax costs of $0.1 million, with minimal per share impact, in the third quarter 2008 compared to net after-tax costs $2.0 million, or $0.08 per share, in the third quarter of 2007.  The improvement was primarily due to the absence in 2008 of a loss from an adjustment to the sale of a former subsidiary.

UIL Holdings Corporation Results of Operations: First Nine Months 2008 vs. First Nine Months 2007

UIL Holdings’ earnings from continuing operations were $39.6 million, or $1.58 per share, for the first nine months of 2008, an increase of $1.6 million or $0.06 per share, compared to the first nine months of 2007.  The loss from discontinued operations was $0.2 million, or $0.01 per share, for the first nine months of 2008, an improvement of $1.7 million, or $0.06 per share, compared to the first nine months of 2007.  Total earnings, including discontinued operations, were $39.4 million, or $1.57 per share, an increase of $3.3 million, or $0.12 per share, compared to the first nine months of 2007.  The table below presents a comparison of UIL Holdings’ net income and EPS for first nine months of 2008 and first nine months of 2007.

	Nine Months Ended	Nine Months Ended	2008 More (Less) than 2007
	September 30, 2008	September 30, 2007	Amount	Percent

Net Income (Loss) (In Millions except percent and per share amounts)

UI	$41.4	$39.4	$2.0	5%
Non-Utility	(1.8)	(1.4)	(0.4)	29%
Total Income from Continuing Operations	39.6	38.0	1.6	4%

Discontinued Operations	(0.2)	(1.9)	1.7	(89	) %
Total Net Income	$39.4	$36.1	$3.3	9%

EPS
UI	$1.65	$1.58	$0.07	4%
Non-Utility	(0.07)	(0.06)	(0.01)	17%
Total EPS from Continuing Operations - Basic	1.58	1.52	0.06	4%
Discontinued Operations	(0.01)	(0.07)	0.06	(86	) %
Total EPS - Basic	$1.57	$1.45	$0.12	8%

Total EPS - Diluted (Note 1)	$1.55	$1.43	$0.12	8%
Note 1: Reflecting the effect of dilutive stock options, performance shares and restricted stock.

The United Illuminating Company Results of Operations:  First Nine Months 2008 vs. First Nine Months 2007

	Nine Months Ended	Nine Months Ended	2008 More (Less) than 2007
	September 30, 2008	September 30, 2007	Amount	Percent
EPS
Total UI - basic	$1.65	$1.58	$0.07	4%

Total UI - diluted (Note 1)	$1.63	$1.56	$0.07	4%

Retail Sales*	$4,358	$4,486	$(128)	(3	) %
Weather Impact* (Note 2)	(13)	31	(44)	(142	) %
Retail Sales – Normalized*	$4,345	$4,517	$(172)	(4	) %
* Millions of kilowatt-hours
Note 1:Reflecting the effect of dilutive stock options, performance shares and restricted stock.
Note 2:                      Percentage change reflects impact to total retail sales.

UI’s net income was $41.4 million, or $1.65 per share, for the first nine months of 2008, compared to $39.4 million, or $1.58 per share, for the first nine months of 2007.  The increase in earnings was primarily due to growth in the transmission business of $0.35 per share, resulting from the earnings from construction work in progress on the Middletown/Norwalk transmission project, and previously approved increases in UI’s distribution rate components.  The earnings improvement year over year was partially offset by decreases in distribution sales volume of $0.12 per share, increases in interest expense from higher borrowings of $0.16 per share, mark-to-market adjustments to non-qualified pension investments of $0.07, and uncollectible expense of $0.08 per share.  Actual kWh sales decreased 2.8% compared to the same period in 2007.

Overall, UI’s operating revenue decreased by $30.3 million, from $759.2 million for the first nine months of 2007, to $728.9 million for the first nine months of 2008.  Retail revenue decreased $45.6 million due primarily to the impact of customers switching to alternate suppliers for services, which has no impact on net income, and to decreases in distribution sales volume, partially offset by previously approved increases in UI’s distribution rate components.  Other revenues increased $7.7 million, largely due to higher transmission revenue, partially offset by the net activity of the GSC “working capital allowance” due to timing differences.

Purchased power expense decreased by $82.7 million, from $413.6 million for the first nine months of 2007, to $330.9 million for the first nine months of 2008.  Retail purchased power expense decreased $88.4 million during the first nine months of 2008, primarily due to the impact of customers switching to alternate suppliers for generation services, partially offset by higher costs to procure power.  UI receives electricity to satisfy its standard service and supplier of last resort requirements through fixed-price purchased power agreements.  These costs are recovered through the GSC and BFMCC portion of UI’s unbundled retail customer rates.  UI’s wholesale energy expense for the first nine months of 2008 increased by $5.6 million, primarily due to higher pricing for generation at the Bridgeport RESCO generating plant.

UI’s O&M expenses increased by $12.1 million, from $147.5 million in the first nine months of 2007, to $159.6 million in the first nine months of 2008.  The increase was primarily attributable to higher uncollectible accounts of $3.2 million and increased salary expense of $1.1 million.

UI’s transmission wholesale expenses increased by $10.0 million, from $23.9 million in the first nine months of 2007, to $33.9 million in the first nine months of 2008.  The increase was primarily attributable to higher regional transmission expenses of which UI pays a portion based upon its relative load.

UI’s depreciation and amortization increased by $11.7 million, from $66.0 million for the first nine months of 2007, to $77.7 million for the first nine months of 2008.  The increase was primarily attributable to increased distribution plant and equipment depreciation and CTA amortization.  UI accrues or defers additional amortization to achieve the authorized return on equity of 9.75% on unamortized CTA rate base.

UI’s taxes other than income taxes increased $4.0 million, from $34.2 million for the first nine months of 2007, to $38.2 million for the first nine months of 2008.  The increase was primarily attributable to increases in property taxes as well as gross earnings taxes, which is due to increased transmission revenues.

UI’s other income and deductions decreased by $2.9 million, from $8.5 million for the first nine months of 2007, to $5.6 million for the first nine months of 2008.  The decrease was primarily attributable to mark-to-market adjustments to non-qualified pension investments and the ISO-NE demand response program ending during the first nine months of 2008.

UI’s interest expense increased by $6.0 million, from $15.6 million for the first nine months of 2007, to $21.6 million for the first nine months of 2008.  The increase was mainly attributable to interest charges associated with increased long-term and short-term borrowings.

Non-Utility Results of Operations:  First Nine Months 2008 vs. First Nine Months 2007

	Nine Months Ended	Nine Months Ended	2008 More (Less) than 2007
	September 30, 2008	September 30, 2007	Amount	Percent
EPS
UCI	$-	$-	$-	N/A
UIL Corporate (Note A)	(0.07)	(0.06)	(0.01)	17%
Total Non-Utility EPS from Continuing Operations	(0.07)	(0.06)	(0.01)	17%
Discontinued Operations	(0.01)	(0.07)	0.06	(86	) %
Total Non-Utility EPS – Basic	$(0.08)	$(0.13)	$0.05	(38	) %

Total Non-Utility EPS – Diluted (Note B)	$(0.08)	$(0.13)	$0.05	(38	) %
Note A:	Includes interest charges and strategic and administrative costs of the non-utility holding company.
Note B:	Reflecting the effect of dilutive stock options, performance shares and restricted stock.

The non-utility operations reported a loss of $1.8 million, or $0.07 per share, from continuing operations in the first nine months of 2008, compared to a loss of $1.4 million, or $0.06 per share, in the first nine months of 2007.  The following is an explanation of the quarterly variances for UIL Holdings’ non-utility operations.

Non-Utility Activities and Unallocated Corporate Costs

United Capital Investments, Inc. (UCI)

UCI earned a minimal amount in the first nine months of both 2008 and 2007.

UIL Corporate

UIL Holdings retains certain costs at the holding company, or “corporate” level which are not allocated to the various non-utility subsidiaries as well as the results of the former Xcelecom entities which were not divested.  UIL Corporate incurred a loss of $1.8 million, or $0.07 per share, compared to a loss of $1.4 million, or $0.06 per share, in the first nine months of 2007.  The decrease in 2008 earnings was primarily due to lower interest income earned on short-term investments.

Discontinued Operations

Xcelecom, Inc.

The divested Xcelecom businesses incurred net after-tax costs of $0.2 million, or $0.01 per share, in the first nine months of 2008 compared to net after-tax costs of $1.9 million, or $0.07 per share, in the first nine months of 2007.   The decrease was primarily due to the absence in 2008 of a net loss from adjustments of the sales of former subsidiaries.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

UIL Holdings and UI have market risk associated with (1) the refinancing of fixed rate debt at maturity, (2) the remarketing of multi-annual tax-exempt bonds, (3) the periodic reset by auction (every 35 days) of the interest rate on $64.5 million principal amount of tax exempt bonds (Auction Rate Bonds); and (4) the issuance of new debt and equity to refinance existing debt or finance capital expenditures (the Financings).  The tax-exempt bonds are also referred to as pollution control revenue refunding bonds.

The weighted average remaining fixed rate period of outstanding long-term debt obligations of UIL Holdings and UI as of September 30, 2008 is 5.44 years, at an average interest rate of 5.10%.

The principal and interest payments on certain of UI’s tax exempt bonds are insured by Ambac Assurance Corporation (Ambac).  The insured bonds are as follows: (1) $25 million principal amount of bonds remarketed December 3, 2007 for a rate period of one-year to December 1, 2008; (2) $27.5 million principal amount of multi-annual tax exempt bonds to be remarketed in February 2010; and (3) $64.5 million principal amount of Auction Rate Bonds.  These insured bonds have been rated by either Moody’s Investors Service (Moody’s) or Moody’s and Standard & Poor’s (S&P), based on the credit rating of Ambac.  Published reports indicate that Ambac was downgraded by the credit rating agencies, due to its exposure to sub-prime mortgages.  In June, the ratings on UI’s insured bonds were lowered, based on Ambac’s credit rating.  The credit rating from Moody’s was lowered from Aaa to Aa3, with an underlying rating of Baa2, based on UI’s credit rating, and the credit rating from S&P was lowered from AAA to AA.  As of September 18, Moody’s placed Ambac’s credit rating under review for possible downgrade.  The credit pressure on Ambac has increased the remarketing risk of the insured bonds and increased the potential for a failure to achieve sufficient clearing bids at future auctions of the Auction Rate Bonds.

Also, there has been considerable dislocation in the auction rate bond market, and there have been failed auctions, resulting from insufficient clearing bids.  The auctions for the Auction Rate Bonds have failed, beginning with the March 2008 auction. When there are insufficient clearing bids as a result of an auction, the interest rate will be set at a rate equal to the one-month London Interbank Offering Rate (LIBOR) times a margin of 125% to 225%, based on the credit rating on the Auction Rate Bonds assigned by Moody’s or S&P.  Currently, these bonds are rated by Moody’s.  In the event of subsequent failed auctions of the Auction Rate Bonds, the interest rate on the bonds will continue to be reset as described above.  The interest rate on these bonds at September 30, 2008 was equal to 150% times LIBOR or 5.580%.  UI is evaluating its options with respect to outstanding tax exempt bonds that are insured by Ambac.

On March 9, 2006, UI entered into an interest rate cap (rate cap) transaction to mitigate interest rate risk with respect to the Auction Rate Bonds.  The rate cap was set at 3.68% and became effective March 30, 2006.  It  will terminate on August 5, 2009.  The rate cap is tied to the Securities Industry and Financial Markets Association Municipal Swap Index (SIFMA), formerly the U.S. Dollar – Bond Market Association Municipal Swap Index.  If the average of the index for the calculation period exceeds the rate cap, UI will be paid an amount based on such difference.  In the past, the interest rate on the Auction Rate Bonds closely tracked the SIFMA index.  However, the conditions in the auction rate bond market and failed auctions of the Auction Rate Bonds, have resulted in interest rates on the Auction Rate Bonds having been set at rates that no longer closely track the SIFMA index.  Therefore, although the interest rate on the Auction Rate Bonds as of the September 29, 2008 auction was greater than the rate cap, the average of the SIFMA index for the calculation period was less than the rate cap, and UI did not receive payment under the rate cap.  As of September 30, 2008, the rate cap was not effective and does not qualify for hedge accounting treatment.  Any amounts previously recognized as other comprehensive income (loss) are being reversed.  Market risk also represents the risks of changes in the value of a financial instrument, derivative or non-derivative, caused by fluctuation in interest rates, and equity prices.  At the end of each quarter, changes in the market value of the rate cap are marked-to-market, which resulted in an immaterial amount charged to income for the period ended September 30, 2008.  UI paid $0.6 million to enter into the rate cap transaction, which is being amortized over the life of the rate cap based upon quarterly fair market value analysis.

UIL Holdings’ and UI short-term borrowing costs fluctuate with the upward and downward movements in LIBOR.  Due to the current credit conditions experienced in the capital markets, one-month LIBOR had increased approximately 100 basis points from September 2, 2008 to October 22, 2008.  This increase has not impacted borrowing costs as neither UIL Holdings’ nor UI have accessed the capital markets during this period,  However, the continuation of these credit conditions will impact UIL Holdings as it accesses the capital markets to meet its financing requirements.  Although UIL Holdings believes it will be able to meet these requirements, indicative interest rates indicate that interest rates on long-term debt have increased since UI entered into the note purchase agreement described in “Item 1 – Notes to the Consolidated Financial Statements – Note (B) Capitalization – Long-Term Debt.”

In addition, UI requires that its energy suppliers provide performance security to guaranty performance under contracts for standard service and supplier of last resort service.  Specifically, UI requires wholesale suppliers to provide both parent guaranties and letters of credit.  This performance assurance is intended to allow UI to recover for its customers the cost of replacement power, as well as administrative and legal costs, associated with a supplier default.  Due to the credit conditions experienced in the capital markets, letters of credit and other credit support have become more difficult and costly to obtain for UI’s energy suppliers.

During 2008 and particularly during September and October, both the debt and equity markets have experienced significant downturns, resulting in reductions in asset values for funded pension and postretirement plans.  These reductions, if not offset by December 31, 2008, will result in higher pension and postretirement expense in future years as these losses are amortized.  In addition, the reduction in asset values could also result in a requirement that UI make significant cash contributions to the plans in 2009 and beyond.

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

UIL Holdings carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of UIL Holdings’ disclosure controls and procedures as of September 30, 2008.  Based on the foregoing, UIL Holdings’ Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective as of September 30, 2008.

There have been no changes in UIL Holdings’ internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, UIL Holdings’ internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A. – Risk Factors.

The financial condition and results of operations of UIL Holdings are subject to various risks, uncertainties and other factors, as described in UIL Holdings’ Annual Report on Form 10K for the year ended December 31, 2007.  The following risk factors included in that report have been updated to reflect activity and changes in economic and market conditions as of September 30, 2008:

The inability to collect amounts due under a promissory note from the buyers of the divested Xcelecom companies could adversely impact UIL Holdings’ financial condition and results of operations.

The buyer of the former Xcelecom companies comprising its systems integration business signed a promissory note payable to Xcelecom or UIL Holdings in connection with the sale of that business, which totals $1.5 million as of September 30, 2008.  In June 2008, UIL Holdings was notified that the buyer is in default on its third party senior credit line, which prohibits it from making any subordinated debt payments, including payments under the promissory note.   UIL Holdings and the buyer have agreed to a replacement note which calls for principal payments beginning in July 2009 with full payment in September 2010.  The buyer will also pay all past due interest through September 30, 2008 and pay interest monthly thereafter.

Volatility in the capital markets could negatively impact UIL Holdings’ cost of debt and equity and ability to meet its’ financing requirements

Changes in LIBOR impact the cost of UIL Holdings’ and UI’s short-term debt.  Due to the current credit conditions experienced in the capital markets, one-month LIBOR had increased by approximately 100 basis points from September 2, 2008 to October 22, 2008.  The continuation of these credit conditions will also impact UIL Holdings as it accesses the capital markets to meet its financing requirements.  Although UIL Holdings believes it will be able to meet these requirements, indicative interest rates indicate that interest rates on long-term debt have increased since UI entered into the note purchase agreement described in “Item 1 – Notes to the Consolidated Financial Statements – Note (B) Capitalization – Long-Term Debt.”

In addition, UI requires that its electric suppliers provide performance security to guaranty performance under contracts for wholesale power supply.  Specifically, UI requires wholesale suppliers to provide both parent guaranties and letters of credit.  This performance assurance is intended to allow UI to recover for its customers the cost of replacement power, as well as administrative and legal costs, associated with a supplier default.  Due to the credit conditions experienced in the capital markets, letters of credit and other credit support have become more difficult and costly to obtain for UI’s electric  suppliers, which could, in turn, increase the price of UI’s wholesale electric supply.  Moreover, the volatility in the capital markets has increased the risk that, upon a supplier default, such supplier’s guarantor or letter of credit issuer will be unable to meet its obligations to UI.

Volatility in the capital markets could negatively impact pension and postretirement expenses.

During 2008 and particularly during September and October, both the debt and equity markets have experienced significant downturns, resulting in reductions in asset values for funded pension and postretirement plans.  These reductions, if not offset by December 31, 2008, will result in higher pension and postretirement expense in future years as these losses are amortized.  In addition, the reduction in asset values could also result in a requirement that UI make significant cash contributions to the plans in 2009 and beyond.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

UIL Holdings repurchased 13,142 shares of common stock in open market transactions to satisfy matching contributions for participants’ contributions into UIL Holdings 401(k) in the form of UIL Holdings stock as follows:

Period	Total Number of Shares Purchased*	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
July	4,834	30.94	None	None
August	8,308	32.93	None	None
September	-	-	None	None
Total	13,142	32.20	None	None
* All shares were purchased in open market transactions.  The effects of these transactions did not change the number of outstanding shares of UIL Holdings’ common stock.

Item 6.  Exhibits.

(a)                 Exhibits.

Exhibit Table Item Number	Exhibit Number	Description
(3)	3.2	Copy of Bylaws of UIL Holdings Corporation, as amended through September 22, 2008
(4)	4.4	Guaranty Agreement dated September 5, 2008
(31)	31.1	Certification of Periodic Financial Report.
(31)	31.2	Certification of Periodic Financial Report.
(32)	32	Certification of Periodic Financial Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UIL HOLDINGS CORPORATION

Date 11/04/2008	/s/ Richard J. Nicholas
Richard J. Nicholas
Executive Vice President
and Chief Financial Officer