Form 10-K
period 2008-12-31
UIL HOLDINGS CORP
filed 2009-02-18
CIK 1082510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
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

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]

Non-accelerated filer (Do not check if a smaller reporting company) [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  [   ]  No  [X]

The aggregate market value of the registrant’s voting stock held by non-affiliates on June 30, 2008 was $741,514,093 computed on the basis of the average of the high and low sale prices of said stock reported in the listing of composite transactions for New York Stock Exchange listed securities, published in The Wall Street Journal on July 1, 2008.

The number of shares outstanding of the registrant’s only class of common stock, as of February 16, 2009 was 25,274,026.

DOCUMENTS INCORPORATED BY REFERENCE
Document                                                                                        Part of this Form 10-K into which document is incorporated
Definitive Proxy Statement for Annual Meeting of the Shareholders to be held on May 13, 2009                            III

UIL HOLDINGS CORPORATION
FORM 10-K
December 31, 2008

TABLE OF CONTENTS (continued)

Part II (continued)
	Critical Accounting Policies	38
	Off-Balance Sheet Arrangements	40
	New Accounting Standards	40
	Results of Operations	41
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	46
Item 8.	Financial Statements and Supplementary Data	49
	Consolidated Financial Statements	49
	Consolidated Statement of Income (Loss) for the Years Ended December 31, 2008, 2007 and 2006	49
	Consolidated Statement of Comprehensive Income (Loss) for the Years Ended December 31, 2008, 2007 and 2006	49
	Consolidated Statement of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006	50
	Consolidated Balance Sheet as of December 31, 2008 and 2007	51
	Consolidated Statement of Changes in Shareholders’ Equity for the Years EndedDecember 31, 2008, 2007 and 2006	53
	Notes to Consolidated Financial Statements	54
	Statement of Accounting Policies	54
	Capitalization	63
	Regulatory Proceedings	67
	Short-Term Credit Arrangements	76
	Income Taxes	78
	Supplementary Information	82
	Pension and Other Benefits	83
	Related Party Transactions	89
	Lease Obligations	90
	Commitments and Contingencies	90
	Connecticut Yankee Atomic Power Company	90
	Hydro-Quebec	91
	Environmental Concerns	91
	Gross Earnings Tax Assessment	94
	Property Tax Assessment	95
	Cross-Sound Cable Company, LLC	95
	GE Packaged Power	95
	Fair Value of Financial Instruments	96
	Quarterly Financial Data (Unaudited)	99
	Segment Information	100
	Discontinued Operations	102
	Report of Independent Registered Public Accounting Firm	104
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	105
Item 9A.	Controls and Procedures	105
Item 9B.	Other Information	106
Part III		106
Item 10.	Directors, Executive Officers and Corporate Governance	106
Item 11.	Executive Compensation	106
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	106
Item 13.	Certain Relationships and Related Transactions and Director Independence	107
Item 14.	Principal Accounting Fees and Services	107
Part IV		107
Item 15.	Exhibits, Financial Statement Schedules	107
	Signatures	113

GLOSSARY OF TERMS AND ABBREVIATIONS

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

CDEP – Connecticut Department of Environmental Protection.

CfD – Contract for Differences

Distribution Division - The operating division of the utility that provides distribution services to the utility’s retail electric customers and manages all components related to such service, including the C&LM, CTA, GSC and REI.  The Distribution Division excludes transmission operations.

DOE – United States Department of Energy.

DPUC  (Connecticut Department of Public Utility Control) – State agency that regulates certain ratemaking, services, accounting, plant and operations of Connecticut utilities.

EIA - Energy Independence Act adopted by the State of Connecticut in 2005.

EPA – United States Environmental Protection Agency.

EPS – Earnings Per Share.

ESOP – Employee Stock Ownership Plan.

FASB  (Financial Accounting Standards Board) – A rulemaking organization that establishes financial accounting and reporting standards.

FERC  (Federal Energy Regulatory Commission) – Federal agency that regulates interstate transmission and wholesale sales of electricity and related matters.

FIN – FASB Interpretation Number.

FMCC (Federally Mandated Congestion Charges) – A federally mandated charge, as defined by Connecticut electric industry restructuring legislation, related to the supply of electricity or the reliability of supply in the electricity market.

GAAP – Generally accepted accounting principles in the United States of America.

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

ITC – Investment tax credit.

kV  (kilovolt) – 1000 volts.  A volt is a unit of electromotive force.

kW  (kilowatt) – 1,000 watts.

KWH  (kilowatt-hour) – The basic unit of electric energy equal to one kilowatt of power supplied to or taken from an electric circuit steadily for one hour.

KSOP – 401(k)/Employee Stock Ownership Plan.

LIBOR – Eurodollar Interbank Market in London.

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

O&M (Operation and Maintenance) - Costs incurred in running daily business activities and maintaining infrastructure.

OPEB (Other Postretirement Benefits) – Benefits (other than pension) consisting principally of health care and life insurance provided to retired employees and their dependents.

PCB (Polychlorinated Biphenyl) – Additive to oil used in certain electrical equipment up to the late-1970s; now classified as a hazardous chemical.

PTF – Pool Transmission Facilities.

RCRA – The federal Resource Conservation and Recovery Act.

REI  (Renewable Energy Investment) – Statutory assessment on electric utility retail customer bills which is transferred to a State of Connecticut fund to support renewable energy projects.

RMR – (Reliability-Must-Run) – Resources scheduled to operate out-of-merit order and identified by ISO New England as necessary to preserve the reliability of a Reliability Region. RMR resources provide local voltage or VAR support or meet local regulation or operating-reserve requirements.

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

Stranded Costs – Costs that are recoverable from retail customers, as determined by the DPUC, including above-market long-term purchased power obligations, regulatory assets, and above-market investments in power plants.

Transmission Division – The operating division of the utility that provides transmission services and manages all related transmission operations.

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

Watt – A unit of electrical power equal to one joule per second.

Part I

Item 1.  Business.

GENERAL

UIL Holdings Corporation (UIL Holdings) primarily operates its regulated utility business.  The utility business consists of the electric transmission and distribution operations of The United Illuminating Company (UI).  UI is also a 50-50 partner, together with NRG Energy, Inc., in GenConn Energy LLC (GenConn), a project selected to build new peaking generation plants chosen by the Connecticut Department of Public Utility Control (“DPUC”) to help address the state’s growing need for more power generation during the heaviest load periods.  UIL Holdings also has non-utility businesses consisting of an operating lease and passive minority ownership interest in an investment fund (both held by United Capital Investments, Inc. (UCI)), a heating and cooling facility and an entity that collects receivables, disburses payables and manages claims related to a divested mechanical contracting business.  The non-utility businesses also recently included (1) a minority ownership interest in Bridgeport Energy, LLC (BE) held by United Bridgeport Energy, Inc. (UBE) until the completion of the sale of that interest to an affiliate of Duke Energy on March 28, 2006, (2) UCI’s minority ownership interest in Cross-Sound Cable Company, LLC (Cross-Sound) until the completion of the sale of that interest to Babcock & Brown Infrastructure Ltd. on February 27, 2006 and (3) the operations of Xcelecom, Inc. (Xcelecom) until the substantial completion of the sale of that business effective December 31, 2006.  UIL Holdings is headquartered in New Haven, Connecticut, where its senior management maintains offices and is responsible for overall planning, operating and financial functions.

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

UIL Holdings makes available on its website (www.uil.com) the charters of its Audit Committee, Corporate Governance and Nominating Committee, Compensation and Executive Development Committee and Finance  Committee, as well as its corporate governance guidelines, code of business conduct for its employees, code of ethics for financial officers, and code of business conduct for the Board of Directors.

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

UTILITY BUSINESS

UI is a regulated operating electric public utility established in 1899.  It is engaged principally in the purchase, transmission, distribution and sale of electricity for residential, commercial and industrial purposes in a service area of about 335 square miles in the southwestern part of the State of Connecticut.  The population of this area is approximately 736,000, which represents approximately 21% of the population of the State.  The service area, largely urban and suburban, includes the principal cities of Bridgeport (population approximately 137,000) and New Haven (population approximately 124,000) and their surrounding areas.  Situated in the service area are retail trade and service centers, as well as large and small industries producing a wide variety of products, including helicopters and other transportation equipment, electrical equipment, chemicals and pharmaceuticals.  As of December 31, 2008, UI had approximately 324,000 customers.  Of UI’s 2008 retail electric revenues, approximately 57.9% were derived from residential sales, 35.4% from commercial sales, 5.6% from industrial sales and 1.1% from street lighting and other sales.  UI’s retail electric revenues vary by season, with the highest revenues typically in the third quarter of the year reflecting seasonal rates, hotter weather and air conditioning use.  For additional information regarding UI’s revenues refer to Part II, Item 6, “Selected Financial Data,” of this Form 10-K which is hereby incorporated by reference.

Franchises

UI has valid franchises to engage in the purchase, transmission, distribution and sale of electricity in the area served by it, the right to erect and maintain certain facilities over, on and under public highways and grounds, and the power of eminent domain.  These franchises are subject to alteration, amendment or revocation by the Connecticut legislature, and revocation by the DPUC under circumstances specified by statute, and subject to certain approvals, permits and consents of public authorities and others prescribed by statute.

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

UI is a “public utility” within the meaning of Part II of the Federal Power Act (FPA).  Under the FPA, the FERC governs the rates, terms and conditions of transmission of electric energy in interstate commerce (including transmission service provided by UI), interconnection service in interstate commerce (which applies to independent power generators, for example), and the rates, terms and conditions of wholesale sales of electric energy in interstate commerce (which includes cost-based rates and market-based rates and regional capacity and electric energy markets administered by an independent entity, ISO New England, Inc. (ISO-NE).  The FERC also has authority to ensure the reliability of the high voltage electric transmission system, monitor and investigate wholesale electric energy markets and entities that have been authorized to sell wholesale power at market-based rates, impose civil and criminal penalties for violations of the FPA (including market manipulation) and require public utilities subject to its jurisdiction to comply with a variety of accounting, reporting and record-keeping requirements.  See Part I, Item 1,  “Business” - “Arrangements with Other Industry Participants.”

Connecticut Yankee Atomic Power Company, in which UI has a 9.5% common stock ownership interest, is subject to the jurisdiction of the United States Nuclear Regulatory Commission and the FERC.  The Connecticut Yankee nuclear unit was retired in 1996 and has been decommissioned.  See Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (J), Commitments and Contingencies – Connecticut Yankee Atomic Power Company,” of this Form 10-K, which is hereby incorporated by reference.

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

The revenue components of UI’s retail charges to customers, effective as of January 1, 2009, reflect a total average price of 20.4037¢ per kWh and are detailed as follows:

Unbundled Revenue Component	Description	Authorized Return on Equity	Average Price Per KWH
Distribution	The process of delivering electricity through local lines to the customer’s home or business.	8.75%(1)	4.2445¢
Transmission	The process of delivering electricity over high voltage lines to local distribution lines.	12.3-12.5%(2)	1.9443¢
Competitive Transition Assessment (CTA) (3)	Component of retail customer bills determined by the DPUC to recover Stranded Costs.	8.75%(3)	1.5048¢
Generation Services Charge (GSC) (4)	The average rate charged, as determined by the DPUC, to retail customers for the generation services purchased at wholesale by UI for standard service and last resort service.	None	11.6776¢
Systems Benefits Charge (SBC) (5)	Charges representing public policy costs, such as generation decommissioning and displaced worker protection costs, as determined by the DPUC.	None	0.3281¢
Conservation & Load Management (C&LM) (6)	Statutory assessment used to support energy conservation and load management programs.	None	0.2986¢
Non-Bypassable Federally Mandated Congestion Charges (NBFMCC) (7)	Federally mandated charge, as defined by Connecticut electric industry restructuring legislation, related to the reliability of supply delivered by the electric system.	None	0.5822¢
Renewable Energy Investment (REI) (8)	Statutory assessment which is transferred to a State of Connecticut fund to support renewable energy projects.	None	0.0995¢
(1)	DPUC authorized return on equity. Earnings above 8.75% will be shared 50% to customers and 50% to shareholders.
(2)	Weighted average estimate based upon FERC authorized rates.
(3)	UI earns the authorized distribution return on equity on CTA rate base. UI defers or accrues additional amortization to achieve the authorized return on equity on unamortized CTA rate base.
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

Power Supply Arrangements

UI’s retail electricity customers are able to choose their electricity supplier.  Since January 1, 2007, UI has been required to offer standard service to those of its customers who do not choose a retail electric supplier and have a maximum demand of less than 500 kilowatts.  In addition, UI is required to offer supplier of last resort service to customers who are not eligible for standard service and who do not choose to purchase electric generation service from a retail electric supplier.

UI must procure its standard service power pursuant to a procurement plan approved by the DPUC.  The procurement plan must provide for a portfolio of service contracts procured in an overlapping pattern over fixed time periods (a “laddering” approach).  In June 2006, the DPUC approved a procurement plan for UI.  As required by the statute, a third party consultant retained by the DPUC works closely with UI in the procurement process and to provide a joint recommendation to the DPUC as to selected bids.

UI has wholesale power supply agreements in place for the supply of all of UI’s standard service customers for all of 2009, 80% for 2010 and 40% for 2011.  Supplier of last resort service is procured on a quarterly basis.  UI determined that its contracts for standard service and supplier of last resort service are derivatives under SFAS No. 133 and elected the “normal purchase, normal sale” exception under SFAS No. 133.  UI regularly assesses the accounting treatment for its power supply contracts.

As a result of an April 2008 DPUC decision, UI is permitted to seek long-term contracts for up to 20% of standard service requirements.  UI is in the process of exploring long-term contract options through a joint effort with The Connecticut Light & Power Company (CL&P).  No agreements have been entered into at this time.

Arrangements with Other Industry Participants

New England Power Pool and ISO–New England

ISO-NE and RTO-NE

UI has been a member of the New England Power Pool (NEPOOL) since 1971.  NEPOOL was formed to ensure reliable and economic operation of the bulk power system in New England.  NEPOOL membership includes entities engaged in the electricity business in New England.  Until formation of the New England Regional Transmission Organization (RTO-NE) (see below) in 2004, NEPOOL contracted with ISO-NE for the operation of the regional bulk power system, to ensure, among other things, that (1) the bulk power system was operated in accordance with the reliability objectives of NEPOOL, the North American Electric Reliability Corporation, and the Northeast Power Coordinating Council, (2) access to the transmission grid was available on a non-discriminatory basis, and (3) the wholesale power markets were competitive.  Market participants purchase electric energy, capacity and ancillary services in the NEPOOL market; in addition, participants may enter into bilateral contracts for the purchase/sale of these products and services.  NEPOOL is the major stakeholder group advising the ISO-New England (ISO-NE).

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

On May 23, 2008, several public entities, including the DPUC, filed a petition with the United States Court of Appeals for the D.C. Circuit seeking judicial review of the ROE Order.  In particular, the petitioners seek review of the FERC’s approval of the 100 basis point ROE adder, the FERC’s approval of the updated going-forward ROE in general and the FERC’s reliance on U. S. Treasury bond yields as a basis for the going-forward adjustment.  Briefing in the judicial review proceeding is on-going.  The Company is unable to predict the outcome of these proceedings at this time.

As a result of the Rehearing Order, the ROEs applicable to UI’s transmission business are as follows:

	Existing Transmission		New Transmission
	PTF	Non-PTF	PTF (1)	Non-PTF
2/1/05 to 10/30/06	10.90%	10.40%	11.90%	10.40%
10/31/06 and forward	11.64%	11.14%	12.64%	11.14%

(1) ROE available for new PTF identified by ISO-NE in its Regional System Plan for assets that are complete and on line prior to December 31, 2008.

UI has determined that, as a result of the increase in the base-level ROE per the Rehearing Order, it should collect from customers approximately $0.6 million.

UI’s overall transmission ROE will be determined by the mix of UI’s transmission rate base between new and existing transmission assets, and whether such assets are PTF or non-PTF.  UI’s transmission assets are primarily PTF.  For 2008, UI’s overall allowed weighted-average ROE for its transmission business was 12.55%.

Middletown/Norwalk Transmission Project

In December 2008, testing and commissioning of the 345-kV transmission line from Middletown, Connecticut, to Norwalk, Connecticut (the Project) was completed and the transmission assets were placed in service. This project, jointly proposed by UI and CL&P, is expected to improve the reliability of the transmission system in southwest Connecticut. UI owns and operates transmission and substation facilities comprising approximately 20% of the project total cost.  UI’s transmission rate base has increased by approximately $300 million, an increase of more than 200% relative to UI’s net transmission assets existing prior to the project receiving approval from the Connecticut Siting Council (CSC).  UI’s costs for the project are included in and recovered through transmission revenues requirements, which are under FERC jurisdiction.  Prior to the assets being placed in service, for project costs incurred before

August 8, 2005, the FERC allowed UI to include 50% of Construction Work In Progress (CWIP) expenditures in the rate base and earn a return on that portion of UI’s investment before the project was completed.  For project costs incurred after August 8, 2005, the FERC allowed UI to include 100% of CWIP expenditures in rate base, effective as of May 23, 2007.

Several public entities sought rehearing of the order granting incentives, but on January 16, 2009, the FERC denied those requests. On January 29, 2009, the DPUC and the Attorney General of Connecticut filed a petition with the United States Court of Appeals for the District of Columbia Circuit seeking judicial review of the FERC’s May 22, 2007 and January 16, 2009 orders.  The Company is unable to predict the outcome of these efforts at this time.

UI and CL&P filed a transmission cost allocation application with ISO-NE in April 2008.  ISO-NE will determine whether any of the costs of the transmission line should be categorized as Localized Costs and not recovered from customers in New England on a region-wide basis.  In that case, UI will seek to recover those costs in transmission revenues from customers throughout the State of Connecticut.

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

Environmental Regulation

The National Environmental Policy Act (the Act) requires that detailed statements of the environmental effect of UI’s facilities be prepared in connection with the issuance of various federal permits and licenses.  Federal agencies are required by that Act to make an independent environmental evaluation of the facilities as part of their actions during proceedings with respect to these permits and licenses.  In Connecticut, the Connecticut Siting Council serves as the designated authority to ensure UI’s facilities are in compliance with the Act, except as otherwise specified in certain permits, such as those required by the Army Corps of Engineers.

Under the federal Toxic Substances Control Act (TSCA), the Environmental Protection Agency (EPA) has issued regulations that control the use and disposal of polychlorinated biphenyls (PCBs).  PCBs had been widely used as insulating fluids in many electric utility transformers and capacitors manufactured before TSCA prohibited any further manufacture of such PCB equipment.  Fluids with a concentration of PCBs higher than 500 parts per million and materials (such as electrical capacitors) that contain such fluids must be disposed of through burning in high temperature incinerators approved by the EPA.  Presently, no equipment having fluids with levels of PCBs higher than 500 parts per million are known by UI to remain in service in its system.

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

In complying with existing environmental statutes and regulations and further developments in these and other areas of environmental concern, including legislation and studies in the fields of water and air quality, hazardous waste handling and disposal, toxic substances, electric and magnetic fields, and global climate changes, UI may incur substantial capital expenditures for equipment modifications and additions, monitoring equipment and recording devices, and it may incur additional operating expenses.  Litigation expenditures may also increase as a result of ongoing scientific investigations, and speculation and debate, concerning the possibility of harmful health effects of electric and magnetic fields.  The total amount of these expenditures is not now determinable.

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

NON-UTILITY BUSINESSES

UIL Holdings’ non-utility businesses are summarized as follows:

United Capital Investments, Inc. (UCI) holds a passive, minority equity position in Ironwood Mezzanine Fund and had recently held a passive, minority equity position in Zero Stage Capital, both of which are investment funds.  UCI made these investments to earn reasonable returns and promote local economic development.  UCI has no current plans to make additional minority interest investments.  UCI also holds an operating lease as further described below under “Investment in Lease”.

Zero Stage Capital – Zero Stage Capital was a private equity firm that invested in small capitalization private and public companies in its areas of expertise:  IT and telecommunications, life sciences, energy and homeland security technologies.  During 2000 through 2004, UCI invested $4 million in Zero Stage VII.  UCI recorded an impairment charge during 2007 of $0.7 million reducing the carrying value of Zero Stage VII to $0.3 million as of December 31, 2007.   During 2008, UCI received a final distribution of $0.2 million in addition to recording an impairment charge of $0.1 million to write the carrying value down to zero as of December 31, 2008.

Ironwood Mezzanine Fund (formerly the Ironbridge Mezzanine Fund) – Ironwood is a regional Small Business Investment Company (SBIC) fund committed to investing a portion of its capital in women-owned and minority-owned businesses and businesses located in low and moderate income areas.  In 2001, UCI committed $1 million to Ironwood Mezzanine Fund, of which it has funded $0.9 million as of December 31, 2008.  UCI received a distribution of $0.5 million from Ironwood in 2007 as a result of the sale of a portfolio company.  The remaining capital commitment of $0.1 million, if required, would be funded in 2009.  The carrying value of UCI’s investment in Ironwood Mezzanine Fund as of December 31, 2008 was $0.8 million.

Investment in Lease – UCI has a lease agreement that conveys the right to a third party to a specific area located in New Haven, Connecticut.  UCI’s investment represents the net present value of future cash flows related to a portion of the area.  In 1999, UCI paid $1.5 million for the net future lease payments and is amortizing the amount over the life of the lease.  UCI’s investment in the lease at December 31, 2008 was $1.2 million.

Thermal Energies, Inc. (TEI) – TEI operates a district heating and cooling facility located in a building in New Haven, Connecticut through a contract that expires in July 2009.  TEI has annual revenues of $0.8 million and its property and equipment consists primarily of boilers and chillers.

Xcel Services, Inc. (Xcel) – Xcel is the mechanical contracting division of Xcelecom’s former M.J. Daly & Sons, Inc. business.  With the completion of all remaining mechanical projects, Xcel’s focus is on the collection of outstanding accounts receivables totaling $0.2 million at December 31, 2008.

FINANCING

Information regarding UIL Holdings’ capital requirements and resources and its financings and financial commitments may be found in Part II, Item 7 of this Form 10-K under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” which information is hereby incorporated by reference.

EMPLOYEES

As of December 31, 2008, UIL Holdings and its subsidiaries had a total of 1,039 employees, of which 410 were members of Local 470-1, Utility Workers Union of America, AFL-CIO.  UI and Union Local 470-1 are parties to a six-year collective bargaining agreement which expires on May 15, 2011.

Item 1A.  Risk Factors.

The financial condition and results of operations of UIL Holdings are subject to various risks, uncertainties and other factors, some of which are described below.  Additional risks, uncertainties and other factors not presently known or currently deemed not to be material may also affect UIL Holdings’ financial condition and results of operations.

Legislation and regulation can significantly affect UI’s structure, operations and financial results.

UI is an electric transmission and distribution utility whose structure and operations are significantly affected by legislation and regulation.  UI’s rates and authorized returns on equity are regulated by the FERC and the DPUC.  Legislation and regulatory decisions implementing legislation establish a framework for UI’s operations.  Such legislation and regulatory decisions may result in the establishment of revenue requirements that are insufficient for UI to maintain customer services at current levels while still earning its allowed return.  Legislation and regulatory decisions could negatively impact UI’s ability to reach earnings targets and to access debt and equity financing at reasonable cost.  For a further discussion of legislative and regulatory actions, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Major Influences on Financial Condition – The United Illuminating Company – Legislation & Regulation,” of this Form 10-K.

UIL Holdings’ ability to maintain future cash dividends at the level currently paid to shareholders is dependent upon the ability of its subsidiaries, primarily UI, to pay dividends to UIL Holdings and its ability to obtain sufficient financing for the UI capital program.

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

Volatility in the capital markets could negatively impact UIL Holdings’ ability to access capital in the debt and equity markets, thus impacting its ability to meet its financing requirements and fund its capital requirements.

All of UIL Holdings’ and UI’s financing and capital requirements that exceed available cash will be provided by external financing.  Although there is no commitment to provide such financing from any source of funds, other than the short-term credit facilities currently available to UI and UIL Holdings, future external financing needs are expected to be satisfied by the issuance of additional short-term and long-term debt and equity financing.  UIL Holdings currently expects to issue $75 - $100 million in equity during 2009.  The continued availability of these methods of financing will be dependent on many factors, including conditions in the securities and credit markets and economic conditions generally, as well as the debt ratings, current debt levels and future income and cash flow of UIL Holdings and UI.  See Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (B), Capitalization and Note (D), Short Term Credit Arrangements” of this Form 10-K for a discussion of UIL Holdings’ financing arrangements.

Capital market conditions and increases in interest rates could have an adverse impact on the financial condition and results of operations of UIL Holdings and UI.

UIL Holdings and UI access capital through both long-term and short-term financing arrangements.  The continuation of recent credit market trends impacts the cost of UIL Holdings’ and UI’s borrowings as they access the capital markets to meet their financing requirements.  Increases in interest rates could result in increased cost of capital in the refinancing of fixed rate debt at maturity and in the remarketing of multi-annual tax-exempt bonds.  Interest rates on long-term debt have increased since UI entered into the note purchase agreement described in Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (B) Capitalization – Long-Term Debt.” In addition, as a result of the remarketing of tax exempt bonds in February 2009, described in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk of this Form 10-K, interest rates are higher than the interest rates on the bonds prior to the remarketing.  In addition, UIL Holdings and UI have short-term revolving credit agreements that permit borrowings at fluctuating interest rates determined by reference to Citibank’s New York base rate and the Federal Funds Rate (as defined in the agreements), and also permit borrowings for fixed periods up to six months as specified by UIL Holdings and UI at fixed interest rates determined by the Eurodollar interbank market in London (LIBOR).    Changes in LIBOR or the prime or Federal Funds lending markets will have an impact on interest expense.  For further discussion of UIL Holdings’ cost of capital and interest rate risk, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” and Item 7A, “Quantitative and Qualitative Disclosures About Market  Risk,” of this Form 10-K.  For further discussion of UI and UIL Holdings’ revolving credit facilities, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” and Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (D) Short-Term Credit Arrangements.”

Volatility in the capital markets could negatively impact the price of UI’s wholesale electric supply.

UI requires that its electric suppliers provide performance security to guarantee performance under contracts for wholesale power supply.  Specifically, UI requires wholesale suppliers to provide both parent guarantees and letters of credit.  This performance assurance is intended to allow UI to recover for its customers the cost of replacement power, as well as administrative and legal costs, associated with a supplier default.  Due to the credit conditions experienced in the capital markets, letters of credit and other credit support have become more difficult and costly for UI’s electric suppliers to obtain, which could, in turn, increase the price of UI’s wholesale electric supply.  Moreover, the volatility in the capital markets has increased the risk that, upon a supplier default, such supplier’s guarantor or letter of credit issuer will be unable to meet its obligations to UI.

Volatility in the capital markets could negatively impact pension and postretirement expenses.

During 2008, both the debt and equity markets experienced significant downturns, resulting in reductions in asset values for funded pension and postretirement plans.  In particular, the projected benefit obligation for the qualified pension plan now exceeds the fair market value of plan assets by $136 million.  These reductions, if not offset by gains in future years, will result in higher pension and postretirement expenses in future years along with additional cash contributions.  Due to the reduction in asset values, UI currently expects to make the minimum pension required contribution of approximately $6 million for the 2009 plan year and an additional contribution in the range of $20 million to $25 million for the 2010 plan year.

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

In addition, global climate change remains a policy issue that is regularly considered for governmental regulation.  Due to the high level of uncertainty regarding the character and timing of any legislation or regulations that may be adopted, management is unable to evaluate the potential economic impact of any such measures at this time.  Additional regulation could result in UI and GenConn incurring additional capital spending and higher operating expenses.

The recent initiatives by the FERC to encourage ISOs to review existing credit policies and reduce the occurrence of defaults by participants could result in additional collateral or financial obligations for UI.

In response to FERC requests, ISO-New England is considering reductions to the level of unsecured credit currently available to participants.  With such a reduction, UI could be required to post additional collateral in the form of cash or letters of credit to secure its obligations.  Additionally, consideration is being given to a change in the default pool to which UI belongs to a more secure pool with fewer participants and less risk of default.  Such a change, while decreasing exposure to default, would increase the potential liability to UI in the event of default on the part of a participant.

The loss of key personnel or the inability to hire and retain qualified employees could have an adverse effect on the operations of UI.

A significant portion of UI’s workforce, including many workers with specialized skills maintaining and servicing the electrical infrastructure, will be eligible to retire over the next five years.  The inability to replace these employees could negatively impact UI’s ability to maintain system reliability at its current levels.  For further discussion refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Major Influences on Financial Condition,” of this Form 10-K.

The inability of management to maintain good relations and effectively negotiate future collective bargaining agreements with the bargaining unit could have a material adverse impact on UI’s financial condition and results of operations.

Significant portions of the workforce at UI are covered by collective bargaining agreements that expire in May 2011. The inability of management to maintain good relations and effectively negotiate future collective bargaining agreements with the bargaining unit could have a material adverse impact on UI’s financial condition and results of operations, as a result of increased expenses related to wages and benefits, poor working performance or organized work stoppages.

The inability to collect amounts due under a promissory note from GenConn could adversely impact UIL Holdings’ financial condition and results of operations.

GenConn signed a promissory note payable to UI for purposes of funding GenConn’s construction and other cash needs until permanent financing can be arranged.  Under the terms of the promissory note, UI has agreed to lend GenConn up to $45 million and as of February 18, 2009, GenConn has borrowed $41.0 million.  The inability of GenConn to obtain permanent financing could result in a negative impact on UI’s and UIL Holdings’ cash flow. For further discussion, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” of this Form 10-K.

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

As of December 31, 2008, surety bonds in the amount of $48.3 million remain outstanding on certain projects being completed by Xcelecom’s former companies. As of December 31, 2008, the expected remaining cost to complete such projects is approximately $1.1 million.  If Xcelecom’s former companies and the buyers of those companies fail to perform under a contract or to pay subcontractors or vendors, the customer may demand that the surety make payments or provide services under the bond.  UIL Holdings must reimburse the surety for any expenses or outlays it incurs and seek recoupment of those expenses from the buyers of Xcelecom’s former companies.  An inability to obtain reimbursement from those buyers could result in losses and negatively impact UIL Holdings’ cash flow.

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

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties.

Transmission and Distribution Plant

The transmission lines of UI consist of approximately 101 circuit miles of overhead lines and approximately 28 circuit miles of underground lines, all operated at 345-kV or 115-kV and located within or immediately adjacent to the territory served by UI.  These transmission lines are part of the New England transmission grid.  A major portion of UI’s transmission lines is constructed on railroad rights-of-way pursuant to two Transmission Line Agreements.  One of the agreements expires in May 2030 and will be automatically extended for up to two successive renewal periods of 15 years each, unless UI provides timely written notice of its election to reject the automatic extension.  The other agreement will expire in May 2040.

UI owns and operates 26 bulk electric supply substations with a capacity of 1,917 MVA, and 21 distribution substations with a capacity of 107 MVA.  UI has 3,119 pole-line miles of overhead distribution lines and 131 conduit-bank distribution miles.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2008.

EXECUTIVE OFFICERS

The names and ages of all executive officers of UIL Holdings or its subsidiary, The United Illuminating Company, and the period during which he or she has held the corporate office indicated, are as follows:

Name	Age*	Position (1)	Effective Date
James P. Torgerson	56	President and Chief Executive Officer	(2)
Anthony J. Vallillo	59	President and Chief Operating Officer "The United Illuminating Company"	January 1, 2001
Richard J. Nicholas	53	Executive Vice President and Chief Financial Officer	March 1, 2005
Linda L. Randell	58	Senior Vice President, General Counsel and Corporate Secretary	(3)
Steven P. Favuzza	55	Vice President and Controller	July 23, 2007
Richard J. Reed	60	Vice President - Electric System "The United Illuminating Company"	January 1, 2001
John J. Prete	51	Vice President - Transmission Business "The United Illuminating Company"	October 1, 2007
Anthony Marone III	45	Vice President - Client Services "The United Illuminating Company"	October 1, 2007

_______________________
*Age as of December 31, 2008

(1)  Messrs. Vallillo, Reed, Prete and Marone hold corporate offices of The United Illuminating Company but have also been designated as executive officers of UIL Holdings by the board of directors of UIL Holdings in light of the policy-making role each fulfills for UIL Holdings.

(2) As previously disclosed in UIL Holdings’ filing on Form 8-K dated January 10, 2006, James P. Torgerson was appointed President of UIL Holdings, effective January 23, 2006.  As previously disclosed in UIL Holdings’ filing on Form 8-K dated July 3, 2006, Mr. Torgerson was appointed Chief Executive Officer of UIL Holdings, effective July 1, 2006.

(3) As previously disclosed in UIL Holdings’ filing on Form 8-K dated March 5, 2007, Linda L. Randell was appointed Senior Vice President and General Counsel of UIL Holdings commencing March 26, 2007.  As previously disclosed in UIL Holdings’ filing on Form 8-K dated July 24, 2007, Ms. Randell was appointed Corporate Secretary, effective July 23, 2007.

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

A brief account of the business experience during the past five years of each executive officer of UIL Holdings is as follows:

James P. Torgerson.  Mr. Torgerson served as President and Chief Executive Officer of the Midwest Independent Transmission System Operator, Inc., during the period January 1, 2003 to January 22, 2006.  Mr. Torgerson was appointed President of UIL Holdings on January 23, 2006, Chief Executive Officer of The United Illuminating Company on April 24, 2006 and Chief Executive Officer of UIL Holdings on July 1, 2006.

Richard J. Nicholas.  Mr. Nicholas served as Vice President, Finance and Chief Financial Officer of The United Illuminating Company from November 2002 until March 2005.  Mr. Nicholas was appointed Executive Vice President and Chief Financial Officer of UIL Holdings and The United Illuminating Company on March 1, 2005.

Linda L. Randell.  Ms. Randell served as a Partner of Wiggin and Dana LLP prior to March 25, 2007.  Ms. Randell was appointed Senior Vice President and General Counsel of UIL Holdings and The United Illuminating Company on March 26, 2007 and was appointed Corporate Secretary of UIL Holdings and The United Illuminating Company on July 23, 2007.

Anthony J. Vallillo.  Mr. Vallillo has served as President and Chief Operating Officer of The United Illuminating Company since January 2001.

Richard J. Reed.  Mr. Reed has served as Vice President – Electric System of The United Illuminating Company since January 2001.

Steven P. Favuzza.  Mr. Favuzza served as Director – Financial Compliance of The United Illuminating Company from January 1, 2003 to February 28, 2005.  Mr. Favuzza served as Assistant Vice President – Corporate Planning of The United Illuminating Company and of UIL Holdings from March 1, 2005 to July 22, 2007.  Mr. Favuzza was appointed Vice President and Controller of The United Illuminating Company and of UIL Holdings on July 23, 2007.

John J. Prete.  Mr. Prete served as Project Director for the Middletown/Norwalk Transmission Project from January 1, 2003 to April 1, 2006.  Mr. Prete served as Associate Vice President – Transmission Business of The United Illuminating Company from April 1, 2006 to October 1, 2007.  Mr. Prete was appointed Vice President of The United Illuminating Company on October 1, 2007.

Anthony Marone III.  Mr. Marone served as Senior Director – Client Services of the United Illuminating Company from January 1, 2003 to February 1, 2005.  Mr. Marone served as Associate Vice President – Client Services of The United Illuminating Company from February 1, 2005 to October 1, 2007.  Mr. Marone was appointed Vice President of The United Illuminating Company on October 1, 2007.

Part II

Item 5.  Market for UIL Holdings’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

UIL Holdings’ common stock is traded on the New York Stock Exchange, where the high and low closing sale prices during 2008 and 2007 were as follows:

	2008 Sale Price		2007 Sale Price
	High	Low	High	Low
First Quarter	$35.17	$27.66	$40.40	$32.73
Second Quarter	$31.65	$28.37	$34.52	$30.76
Third Quarter	$34.78	$27.84	$33.15	$27.24
Fourth Quarter	$34.76	$26.80	$37.18	$30.72

Quarterly dividends on the common stock have been paid since 1900.  The quarterly cash dividends declared in 2008 and 2007 were at a rate of $0.432 per share.

UIL Holdings expects to continue its policy of paying regular cash dividends, although there is no assurance as to the amount of future dividends which depends on future earnings, capital requirements, and financial condition.

Further information regarding payment of dividends is provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” of this Form 10-K.

As of December 31, 2008, there were 8,341 common stock shareowners of record.

The line graph appearing below compares the yearly change in UIL Holdings’ cumulative total shareowner return on its common stock with the cumulative total return on the S&P Composite-500 Stock Index, the S&P Public Utility Index and the S&P Electric Power Companies Index for the period of five fiscal years commencing 2004 and ending 2008.

	Dec-03	Dec-04	Dec-05	Dec-06	Dec-07	Dec-08
UIL	$100	$119	$113	$180	$165	$142
S&P 500	$100	$109	$112	$128	$132	$81
S&P Public Utility Index	$100	$120	$135	$158	$183	$125
S&P Elect. Pwr. Co. Index	$100	$122	$138	$165	$196	$140

*
Assumes that the value of the investment in UIL Holdings’ common stock and each index was $100 on December 31, 2003 and that all dividends were reinvested.  For purposes of this graph, the yearly change in cumulative shareowner return is measured by dividing (i) the sum of (A) the cumulative amount of dividends for the year, assuming dividend reinvestment, and (B) the difference in the fair market value at the end and the beginning of the year, by (ii) the fair market value at the beginning of the year.  The changes displayed are not necessarily indicative of future returns measured by this or any other method.

Equity Compensation Plan Information
Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans [Excluding Securities Reflected in Column (a)] (c)

Equity Compensation Plans Approved by Security Holders	884,784 (1)	$32.07 (2)	611,955

Equity Compensation Plans Not Approved by Security Holders	None	-	-

Total	884,784 (1)	$32.07 (2)	611,955
(1)
Includes 403,472 shares to be issued upon exercise of outstanding options (184,472 of which include reload rights), 347,574 performance shares to be issued upon satisfaction of applicable performance and service requirements, and 133,738 shares of restricted stock subject to applicable service requirements.

(2)	Weighted average exercise price is applicable to outstanding options only.

UIL Holdings repurchased 10,509 shares of common stock in open market transactions to satisfy matching contributions for participants’ contributions into UIL Holdings 401(k) in the form of UIL Holdings stock as follows:

Period	Total Number of Shares Purchased*	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
October	2,997	$31.05	None	None
November	7,512	$29.15	None	None
December	-	-	None	None
Total	10,509	$29.69	None	None
* All shares were purchased in open market transactions.  The effects of these transactions did not change the number of outstanding shares of UIL Holdings’ common stock.

Item 6. Selected Financial Data
	2008	2007	2006	2005	2004
Financial Results of Operation ($000's)
Sales of electricity
Utility
Retail
Residential	$495,440	$483,847	$356,652	$357,351	$312,072
Commercial	302,765	350,158	316,866	312,239	281,667
Industrial	47,918	56,257	86,055	87,558	87,400
Other	9,403	10,188	10,810	10,397	10,415
Total Retail	855,526	900,450	770,383	767,545	691,554
Wholesale	42,291	36,637	29,355	35,782	24,446
Other operating revenues	50,123	43,917	46,194	9,068	48,027
Non-utility businesses	780	995	789	828	2,313
Total operating revenues	$948,720	$981,999	$846,721	$813,223	$766,340
Operating income from Continuing Operations	$114,127	$90,165	$79,156	$80,132	$88,113
Income from Continuing Operations, net of tax	$48,385	$46,693	$58,716	$33,476	$36,617
Discontinued Operations, net of tax (Note N) (2)	(237)	(1,996)	(123,880)	(2,222)	50,328
Net Income (Loss)	$48,148	$44,697	$(65,164)	$31,254	$86,945
Financial Condition ($000's)
Property, Plant and Equipment in service - net	$986,777	$600,305	$547,741	$517,251	$502,310
Deferred charges and regulatory assets	779,587	687,672	722,644	721,127	771,880
Assets of discontinued operations	4,537	6,104	9,935	221,899	193,333
Total Assets (1)	2,083,186	1,775,834	1,631,493	1,799,055	1,793,844
Current portion of long-term debt	55,286	104,286	78,286	4,286	4,286
Net long-term debt excluding current portion	549,031	479,317	408,603	486,889	491,174
Net common stock equity	474,579	464,291	460,581	544,578	548,397
Common Stock Data
Average number of shares outstanding - basic (000's)	25,114	24,986	24,441	24,245	23,983
Number of shares outstanding at year-end (000's)	25,174	25,032	24,856	24,320	24,160
Earnings per share - basic:
Continuing Operations	$1.93	$1.87	$2.41	$1.38	$1.53
Discontinued Operations (Note N) (2)	$(0.01)	$(0.08)	$(5.07)	$(0.09)	$2.10
Net Earnings (Loss)	$1.92	$1.79	$(2.66)	$1.29	$3.63
Earnings per share - diluted
Continuing Operations	$1.90	$1.85	$2.37	$1.37	$1.51
Discontinued Operations (Note N) (2)	$(0.01)	$(0.08)	$(5.00)	$(0.09)	$2.09
Net Earnings (Loss)	$1.89	$1.77	$(2.63)	$1.28	$3.60

Book value per share	$18.85	$18.55	$18.53	$22.39	$22.70
Dividends declared per share	$1.728	$1.728	$1.728	$1.728	$1.728
Market Price:
High	$35.17	$40.40	$43.15	$33.66	$32.45
Low	$26.80	$27.24	$26.45	$27.57	$25.17
Year-end	$30.03	$36.95	$42.19	$27.59	$30.78
Other Financial and Statistical Data (Utility only)
Sales by class (millions of kWh's)
Residential	2,273	2,346	2,360	2,458	2,347
Commercial	2,724	2,743	2,676	2,702	2,604
Industrial	690	785	840	902	957
Other	42	43	43	44	44
Total	5,729	5,917	5,919	6,106	5,952
Number of retail customers by class (average)
Residential	291,906	291,247	289,913	289,122	289,057
Commercial	30,200	29,526	29,067	28,934	28,956
Industrial	1,150	1,180	1,278	1,356	1,497
Other	1,220	1,222	1,242	1,260	1,307
Total	324,476	323,175	321,500	320,672	320,817

(1) Reflects reclassification of accrued asset removal costs from accumulated depreciation to regulatory liabilities for all years presented.
(2) Note refers to the Notes to the Consolidated Financial Statements included in Item 8. "Financial Statements and Supplementary Data."

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained herein, regarding matters that are not historical facts, are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995).  These include statements regarding management’s intentions, plans, beliefs, expectations or forecasts for the future.  Such forward-looking statements are based on UIL Holdings’ expectations and involve risks and uncertainties; consequently, actual results may differ materially from those expressed or implied in the statements.  Such risks and uncertainties include, but are not limited to, general economic conditions, conditions in the debt and equity markets, legislative and regulatory changes, changes in demand for electricity and other products and services, unanticipated weather conditions, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental, and technological factors affecting the operations, markets, products and services of UIL Holdings’ subsidiaries.  The foregoing and other factors are discussed and should be reviewed in this Annual Report on Form 10-K and other subsequent periodic filings with the Securities and Exchange Commission.  Forward-looking statements included herein speak only as of the date hereof and UIL Holdings undertakes no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or circumstances.

OVERVIEW AND STRATEGY

UIL Holdings Corporation (UIL Holdings) primarily operates its regulated utility business.  The utility business consists of the electric transmission and distribution operations of The United Illuminating Company (UI).  UI is also a 50-50 partner, together with NRG Energy, Inc., in GenConn Energy LLC, formed to build new peaking generation plants chosen by the DPUC to help address the state’s growing need for more power generation during the heaviest load periods.  UIL Holdings also has non-utility businesses consisting of an operating lease and passive minority ownership interests in two investment funds (collectively held at United Capital Investments, Inc. (UCI)), a heating and cooling facility and an entity that collects receivables, disburses payables and manages claims related to a divested mechanical contracting business.  The non-utility businesses also recently included (1) a minority ownership interest in Bridgeport Energy, LLC (BE) held by United Bridgeport Energy, Inc. (UBE) until the completion of the sale of that interest to an affiliate of Duke Energy on March 28, 2006, (2) UCI’s minority ownership interest in Cross-Sound Cable Company, LLC (Cross-Sound) until the completion of the sale of that interest to Babcock & Brown Infrastructure Ltd. on February 27, 2006 and (3) the operations of Xcelecom, Inc. (Xcelecom) until the substantial completion of the sale of that business effective December 31, 2006.  UIL Holdings is headquartered in New Haven, Connecticut, where its senior management maintains offices and is responsible for overall planning, operating and financial functions.

With the divestiture of the non-utility businesses described above, UIL Holdings’ current overall corporate strategy is to create shareholder value by investing in the utility business to grow earnings and cash flow in the following major areas of business focus:

•	Transmission – invest in transmission infrastructure opportunities both within and outside of UI’s service territory, pursuing financial incentives offered by the FERC, as available
•	Generation – invest in the GenConn peaking generation project, and pursue other potential opportunities in generation consistent with state statute and regulatory policies
•	Distribution – invest in the distribution infrastructure in accordance with UI’s ten-year plan to maintain system reliability
•	Conservation and Load Management (CL&M) – execute state authorized CL&M programs and regional demand response initiatives

The United Illuminating Company

UI, the utility operating unit of UIL Holdings, is an electric transmission and distribution utility, the primary objective of which is to provide high-quality customer service, including the safe, reliable, cost-effective delivery of electricity to its customers in the 17 municipalities in Southwest Connecticut in which it operates.  To provide reliable service, UI will prudently invest in, and maintain, its transmission and distribution infrastructure.  The transmission business explores future transmission opportunities, pursues FERC incentives, acts to influence the ISO planning process as appropriate, and develops additional transmission infrastructure projects.  As part of this effort, UI and The Connecticut

Light and Power Company (CL&P) (which provides electric transmission and distribution service in other Connecticut municipalities) worked together and, in December 2008, completed a major transmission upgrade, the Middletown/Norwalk Project, in southwest Connecticut.  UI has incurred approximately $290 million in capital expenditures since the inception of the project.  UI, together with NRG Energy, Inc. (NRG), has obtained approval from the DPUC on a joint proposal to construct peaking generation in Connecticut as further described under “Major Influences on Financial Condition – The United Illuminating Company – Generation.”

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

United Capital Investments, Inc.

UCI is a limited partner in an investment fund, Ironwood Mezzanine Fund, with equity participation of approximately 4% and recently held a passive, minority position in Zero Stage Capital which was a venture capital fund that invested in emerging growth companies.  Ironwood Mezzanine Fund is a Small Business Investment Company that focuses on mezzanine financing and invests a portion of its capital in women-owned and minority-owned small businesses and businesses located in low and moderate income areas.  As a mezzanine fund, it provides growth and acquisition capital to privately held businesses committed to sustainable long-term growth.  UCI received a final distribution for Zero Stage Capital during 2008, UCI also has a lease agreement that conveys the right to a third party to a specific area located in New Haven, Connecticut.  UCI’s total investments’ carrying value as of December 31, 2008, is $2.0 million.

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

The United Illuminating Company

UI is an electric transmission and distribution utility whose structure and operations are significantly affected by legislation and regulation.  UI’s rates and authorized return on equity are regulated by the Federal Energy Regulation Commission (FERC) and the DPUC.  Legislation and regulatory decisions implementing legislation establish a framework for UI’s operations.  Other factors affecting UI’s financial results are operational matters, such as the ability to control expenses, manage uncollectibles and capital expenditures, in addition to sales volume and major weather disturbances.  The extent to which sales volume will have an impact on UI’s financial results will depend on the implementation of the distribution revenue decoupling provided for in the 2008 Rate Case final decision as described below, however, sales volume is not expected to have an impact on distribution earnings during the two-year decoupling trial period established in the final decision.  UI is still assessing the impact of that decision.   UI expects significant growth in its capital investment in its distribution and transmission infrastructure.  In addition to the Middletown/Norwalk transmission project described above, UI has also completed construction of a substation in Trumbull, Connecticut, which was energized in June 2008.

Generation

In October 2007, UI entered into a joint development agreement (the Agreement) with NRG, pursuant to which UI and an NRG affiliate formed GenConn Energy LLC (GenConn), a 50-50 partnership, and agreed to work together on an exclusive basis to develop and submit to the DPUC a joint proposal to construct peaking generation in Connecticut.  In its June 25, 2008 decision, the DPUC selected three peaking generation projects from among several projects proposed by various docket participants to help address the state’s growing need for more power generation during the heaviest load periods.

A peaking generation project with a nominal capacity of 200 megawatt (“MW”) to be built at NRG’s existing Devon plant in Milford and proposed by GenConn was among the three projects selected.  The peaking plant will be owned by GenConn and it is scheduled to be in operation by June 1, 2010.  On August 4, 2008, GenConn signed a contract for differences (“CfD”) with CL&P.  The cost of the contract will be paid by customers and will be subject to a cost-sharing agreement whereby 20% of the cost is borne by UI customers and 80% by CL&P customers.

GenConn also proposed a project consisting of building new peaking generation with a nominal capacity of 200 MW at NRG’s existing plant in Middletown, CT (the “Middletown Project”).  In June 2008, the DPUC designated the Middletown Project as an alternative in the event that the project proposed by Bridgeport Energy II, LLC (“BEII”) and selected by the DPUC did not go forward.  On October 3, 2008, BEII withdrew its proposal from further consideration by the DPUC.  As directed by the DPUC, on October 6, 2008, GenConn executed a CfD with CL&P relating to the Middletown Project.  The contract is subject to the same cost-sharing agreement whereby 20% of the cost is borne by UI customers and 80% by CL&P customers.  The new plant in Middletown is scheduled to be in commercial operation by June 1, 2011.

As a result of changed market conditions and better cost information, GenConn estimates that project costs, including financing costs, may increase over the proposal it had originally submitted to the DPUC.  The increase is driven primarily by increased financing costs and the cost to build interconnection facilities at the Middletown site.  Financing costs and interconnection cost are considered pass-through costs and GenConn expects to recover these costs in its future rates as determined by DPUC.

Legislation & Regulation

Background

From time to time, state legislation impacts the operation of the electric utility industry in Connecticut.  The electric industry in Connecticut was significantly restructured commencing in 1998 with the passage of Public Act 98-28.  Legislation enacted since then (as described below) continues to address various energy issues.  There was no significant legislation passed in 2008 concerning the utility industry.

Electric Restructuring  As a result of Public Act 98-28, Public Act 03-135, as amended in part by Public Act 03-221, Public Act 05-1 (June Special Session), and Public Act 07-242  (collectively, the Restructuring Legislation), UI’s distribution and transmission rates are “unbundled” on customers’ bills, which also include separate charges for the competitive transition assessment (CTA), generation services charge (GSC), a combined public benefits charge that includes the C&LM charge, renewable energy investment (REI) charge, and systems benefits charge (SBC), and federally mandated congestion charges (FMCCs), each as defined in the legislation.

Transitional Standard Offer Incentive  The 2003 legislation provided for the DPUC to establish an incentive plan for the procurement of long-term contracts for transitional standard offer service that compares UI’s actual average contract price to a regional average price for electricity, making adjustments as deemed appropriate by the DPUC.  If UI’s price was lower than the average, the legislation provided for the plan to allocate $0.00025/kilowatt-hour of transitional standard offer service to the distribution company.  The DPUC issued a final decision in January 2009 that found UI was not eligible for a procurement incentive for 2004.  UI is reviewing the final decision in order to evaluate its options with respect to the decision.  UI is preparing its filing for the 2005 and 2006 incentives.

Energy Independence Act  In July 2005, the Energy Independence Act (EIA) became law in Connecticut.  The EIA in large part provides for incentives to promote the development of projects and resources that are intended to reduce FMCCs and provides for the recovery by UI of the costs of such incentives through the FMCC rate component on retail customers’ bills.  As a result of the EIA, the DPUC held various proceedings to identify and implement measures intended to reduce FMCCs, both in the near- and long-term..  The EIA also includes incentives for the development of distributed resources, establishes Class III renewable energy resources and related portfolio standards, for generation services, in addition to the existing Class I and Class II renewable energy resources and portfolio standards and provides for the waiving of electric back-up rates and gas delivery charges for qualifying customer-side distributed resources, with recovery of electric distribution company costs through the FMCC rate component of bills.  The EIA provides that electric distribution companies will recover their costs and investments resulting from the law through a number of mechanisms, including the FMCC on customers’ bills.

2007 Energy Act  In July 2007, the 2007 Energy Act became law in Connecticut.  The 2007 Energy Act contains numerous provisions primarily regarding the electric industry.  The 2007 Energy Act, resulted in the DPUC’s selection of certain peaking generation projects (including GenConn’s proposal to build capacity at NRG’s existing plants in Middletown and Devon).  Pursuant to the 2007 Energy Act, UI continues to work with CL&P and the Connecticut Energy Advisory Board (CEAB) in the annual development of an energy assessment and resource plan that is submitted by the CEAB to the DPUC.  In addition, the 2007 Energy Act resulted in the restoration of C&LM funding via a defeasance of rate reduction bonds.  There are numerous other provisions of the Energy Act promoting energy efficiency.

2005 Transportation Act  In July 2005, the 2005 Transportation Act, became law in Connecticut.  Section 28 of this legislation, provides that the state shall bear no part of the cost to readjust, relocate or remove an electric transmission line buried within a public highway right-of-way where such action is required by a state highway project, but also provides that the state shall consider such costs in selecting a final project design in order to minimize the overall cost incurred by the state and the electric distribution company.  As a result, the electric distribution company’s costs of readjustment, relocation or removal will be included in tariffs, for collection from customers.

Transmission Adjustment Clause  The DPUC has approved a transmission adjustment clause (TAC) for UI, implementing the provisions of Section 30 of the 2005 Transportation Act, to establish a “transmission tracker” mechanism by which the DPUC adjusts an electric distribution company’s retail transmission rate periodically to “track” and recover the transmission costs, rates, tariffs and charges approved by the FERC.  UI makes a semi-annual filing with the DPUC, setting forth its actual transmission revenues, projected transmission revenue requirement, and the required TAC charge or credit so that any under- or over-collections of transmission revenues from prior periods are reconciled along with the expected revenue requirements for the next six months from filing.  The DPUC holds an administrative proceeding to approve the TAC charge or credit and holds a hearing to determine the accuracy of customer billings under the TAC.  The TAC tariff and this semi-annual change of the TAC charge or credit mitigates the lag between changes in UI’s FERC-approved transmission revenue requirements and its retail transmission rate and facilitates the timely matching of transmission revenues and transmission revenue requirements.

Energy Policy Act  In August 2005, President Bush signed the Energy Policy Act of 2005 (Energy Policy Act).  Title XII of the Energy Policy Act included provisions that impact UIL Holdings, such as the repeal of the Public Utility Holding Company Act of 1935 and the enactment of PUHCA 2005, and numerous provisions that may affect UI, some of which include (1) reducing depreciable lives for newly constructed electric transmission lines, (2) establishing an electric reliability organization responsible for reliability standards, subject to FERC jurisdiction, approval and enforcement, (3) authorizing limited FERC backstop siting authority for interstate transmission projects in federally designated transmission corridors, (4) requiring the FERC to issue a rule that provides transmission rate incentives to promote capital investment and provides for recovery of all prudent costs of complying with mandatory reliability standards and costs related to transmission infrastructure development, (5) prohibiting energy market manipulation and vesting the FERC with enhanced authority to impose penalties for violations of the FPA; and (6) revising the regulation of Cogeneration and Qualifying Facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA).

2008 Rate Case

On August 8, 2008, UI filed an application with the DPUC requesting an increase in distribution rates.  The filing, including subsequent updates and revisions was designed to produce additional revenues of approximately $60 million in 2009 and an incremental $30 million in 2010.  Despite substantial efforts to control expenses, UI requested the rate increase due to lower sales, higher uncollectible expense, higher pension expense resulting from reduced value of pension assets and increased required capital projects to meet UI’s public service obligations.  The DPUC issued its final decision on February 4, 2009, the results of which included a $6.13 million revenue increase for 2009, compared to 2008.  Taken together with the revenue increase for 2009 resulting from the 2005 Rate Case, which increase went into effect January 1, 2009, UI will be returning approximately $0.97 million to ratepayers through a one-time adjustment in April 2009.  The 2009 decision provides for an allowed distribution return on equity of 8.75%, a decrease from 9.75% allowed in the 2005 Rate Case, and a capital structure of 50% equity and 50% debt compared to 48% equity and 52% debt in the 2005 Rate Case.  The decision continues the prior earnings sharing mechanism structure, applying to the new 8.75% allowed return, whereby 50% of the excess earnings over the allowed level is returned to customers and 50% is retained by UI.  The 50% customer portion would be returned by a bill surcredit.  The decision did not complete final revenue requirements for 2010, pending a review of updated pension expense for 2010 based upon December 31, 2009 valuation.  Absent a change in pension expense for 2010, the Decision sets forth an increase in distribution revenue requirements of approximately $19.14 million for 2010.

The February 2009 decision also included the establishment of a $10.2 million regulatory asset to address a portion of the actual increase in pension expense for 2009 and 2010, a provision for decoupling of distribution revenues from sales, the 2010 pension adjustment (noted above), and a  partial reconciliation for the as-issued cost of new debt.  UI is currently evaluating the operation and impact of these various provisions.

On February 18, 2009, UI filed a request for reconsideration with the DPUC regarding clarification on various technical issues related to the interest rate tracker, the full decoupling provision and other clarifications and mathematical corrections.

Transmission Return on Equity

DPUC decisions do not affect the revenue requirements determination for transmission, including the applicable return on equity, which are within the jurisdiction of the FERC.  UI’s authorized return on equity for transmission in 2008 was a weighted average of 12.55%.  See Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (C), Regulatory Proceedings – Regional Transmission Organization for New England,” of this Form 10-K for further information.

2008 Rates

In December 2007, the DPUC issued a letter ruling to address changes to all of UI’s rate components effective as of January 1, 2008.  The letter ruling approved requested changes to UI’s distribution charges as well as changes to UI’s transmission, Competitive Transition Assessment (CTA), Systems Benefit Charges (SBC), Conservation and Load Management (C&LM), Renewable Energy Investment (REI), and Non-Bypassable Federally Mandated Congestion Charge (NBFMCC).  The letter ruling also approved Generation Services Charge (GSC) rates for each of the six-month periods from January 1, 2008 through June 30, 2008 and July 1, 2008 through December 31, 2008, respectively and last resort service GSC rates for the January 1, 2008 through March 31, 2008 time period.  In a separate letter ruling issued on March 26, 2008, the DPUC approved last resort service GSC rates for the April 1, 2008 through June 30, 2008 time period.  Last resort service rates for the July 1, 2008 through September 30, 2008 and the October 1, 2008 through December 31, 2008 periods were approved by the DPUC in letters issued on July 1, 2008 and September 25, 2008, respectively.  For a typical Rate R residential customer using 700 kWh per month, the rate changes on January 1, 2008 resulted in an increase of $2.75 per month, or 1.8%.

2009 Rates

In December 2008, the DPUC issued a letter ruling to address changes to all of UI’s rate components effective as of January 1, 2009.  The letter ruling approved requested changes to UI’s distribution charges as well as changes to UI’s transmission, Systems Benefits Charges (SBC), and Non-Bypassable Federally Mandated Congestion Charges (NBFMCC).  The letter ruling also approved Generation Services Charge (GSC) rates for the twelve-month period from January 1, 2009 through December 31, 2009, and last resort service GSC rates for the January 1, 2009 through March 31, 2009 time period.  UI expects a separate letter ruling issued in February 2009, approving last resort service GSC rates for the April 1, 2009 through June 30, 2009 time period.  As discussed in the 2008 Rate Case section above, a one-time adjustment of approximately $0.97 million will be returned to ratepayers in April 2009.

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

During 2007, UI submitted a filing to the FERC requesting inclusion of 100% of Construction Work in Progress (CWIP) in transmission rate base and a 50 basis point ROE adder for use of advanced transmission technologies in the Middletown/Norwalk transmission project.  Effective as of May 23, 2007, for project costs incurred after August 8, 2005, the FERC allowed UI to include 100% of CWIP expenditures in rate base.  Certain parties had requested rehearing of the FERC’s May 22, 2007 order, and on January 16, 2009, all requests to the FERC for rehearing were denied.  On January 29, 2009, the DPUC and the Attorney General of Connecticut filed a petition with the United States Court of Appeals for the District of Columbia Circuit seeking judicial review of the FERC’s May 22, 2007 and January 16, 2009 orders.

In its June 2008 decision, the DPUC reduced the Company’s incentive performance management fee earned for C&LM in 2007 by approximately $0.5 million, after-tax, based on adjustments to C&LM program goals.

In its January 2009 decision, the DPUC determined that UI did not earn the Transitional Standard Offer (TSO) procurement incentive for 2004 of approximately $0.8 million, after tax.  The determination was a result of a change in the DPUC’s methodology from its initial determination in 2005 that UI had earned the incentive.

Operations

In implementing the Restructuring Legislation, UI established a Distribution Division and other “unbundled” components for accounting purposes, to reflect the various unbundled components on customer bills.  Initially, the Distribution Division included both transmission and distribution.  For regulatory and accounting purposes, UI has now separated transmission and distribution into separate divisions.  Changes to income and expense items related to transmission and distribution have a direct impact on net income and earnings per share, while changes to items in “other unbundled utility components” do not have such an impact.  The other components are the CTA, the SBC, the GSC, the C&LM charge, and REI charge.  Beginning on January 13, 2006, the CTA earns an authorized 9.75% return on the equity portion of rate base.  Returns are achieved either by accruing additional amortization expenses, or by deferring such expenses, as required to achieve the authorized return.  Amortization expense within CTA impacts earnings indirectly through changes to the rate base.  The SBC, GSC, C&LM and REI are essentially pass-through components (revenues are matched to recover costs).  Except for the procurement fee in the GSC previously discussed in the “Legislative & Regulation – Background” section and the incentives earned with GSC and C&LM as discussed in the “Rates” section, expenses are either accrued or deferred such that there is no net income associated with these four unbundled components.

The primary operational factors affecting UI’s financial results are the ability to control expenses and capital expenditures.  Retail electric sales volume can be significantly affected by economic conditions, customer conservation efforts, and weather.  The extent to which sales volume will have an impact on UI’s financial results will depend on the implementation of the distribution revenue decoupling provided for in the 2008 Rate Case final decision, however, sales volume is not expected to have an impact on distribution earnings during the two-year decoupling trial period established in the final decision.  UI is still assessing the impact of that decision.    The level of economic growth can be impacted by job growth or workforce reductions, plant relocations into or out of UI service territory, and expansions or contractions of facilities within UI’s service territory, all of which can affect demand for electricity.  The weather can also have an impact on expenses, dependent on the level of work required as a result of storms or other extreme conditions.  UI’s major expense components are (1) purchased power, (2) amortization of stranded costs, (3) wages and benefits, (4) depreciation, and (5) regional network service (RNS) transmission costs.

In late 2008, UI executed on its strategic real estate plan by completing the purchase of a parcel of land that is centrally located within its’ service territory.  This land, which sits on 34 acres in the Town of Orange, adjacent to I-95, will serve as the future home of  UI’s consolidated operations center.  In close proximity to this property, UI entered into a long-term land lease that provides an exit strategy for currently leased office space located in New Haven and Shelton.  The two parcels will also help UI to realize its plan to consolidate all operations and office personnel in close proximity.  UI expects the result to be increased operational efficiencies and improved customer service.

Power Supply Arrangements

UI’s retail electricity customers are able to choose their electricity supplier.  Since January 1, 2007, UI has been required to offer standard service to those of its customers who do not choose a retail electric supplier and have a maximum demand of less than 500 kilowatts.  In addition, UI is required to offer supplier of last resort service to customers who are not eligible for standard service and who do not choose to purchase electric generation service from a retail electric supplier.

UI must procure its standard service power pursuant to a procurement plan approved by the DPUC.  The procurement plan must provide for a portfolio of service agreements procured in an overlapping pattern over fixed time periods (a “laddering” approach).  In June 2006, the DPUC approved a procurement plan for UI.  As required by the Connecticut statute, a third party consultant retained by the DPUC  works closely with UI in the procurement process and to provide a joint recommendation to the DPUC as to selected bids.

UI has wholesale power supply agreements in place for the supply of all of UI’s standard service customers for all of 2009, 80% for 2010 and 40% for 2011.  Under Connecticut legislation passed in 2007, supplier of last resort service is procured on a quarterly basis.  UI determined that its contracts for standard service and supplier of last resort service are derivatives under SFAS No. 133 and elected the “normal purchase, normal sale” exception under SFAS No. 133.  UI regularly assesses the accounting treatment for its power supply contracts.

As a result of an April 2008 decision, UI is permitted to seek long-term contracts for up to 20% of standard service requirements.  UI is in the process of exploring long-term contract options through a joint effort with CL&P.  No agreements have been entered into at this time.

Competitive Transition Assessment

UI’s CTA collection recovers costs that have been reasonably incurred, or will be incurred, to meet its public service obligations and that will likely not otherwise be recoverable in a competitive market.  These “stranded costs” include above-market long-term purchased power contract obligations, regulatory asset recovery and above-market investments in power plants.  A significant amount of UI’s earnings is generated by the authorized return on the equity portion of unamortized stranded costs in the CTA rate base.  UI’s after-tax earnings attributable to CTA for the years ended December 31, 2008, 2007 and 2006 were $9.1 million, $10.5 million and $11.4 million, respectively. A significant portion of UI’s cash flow from operations is also generated from those earnings and from the recovery of the CTA rate base.  Cash flow from operations related to CTA amounted to $38 million, $35 million and $26 million for the years ended December 31, 2008, 2007 and 2006, respectively.  The CTA rate base has declined from year to year for a number of reasons, including:  amortization of stranded costs, the sale of UI’s nuclear units, and adjustments made through the annual DPUC review process.  The original rate base component of stranded costs, as of January 1, 2000, was $433 million.  It has since declined to $178.8 million at year-end 2008.  In the future, UI’s CTA earnings will decrease while, based on UI’s current projections, cash flow will remain fairly constant until stranded costs are fully amortized.  Total CTA cost recovery is currently projected to be completed in 2015, with stranded cost amortizations expected to end in 2013.  The date by which stranded costs are fully amortized depends primarily upon the DPUC’s future decisions, which could affect future rates of stranded cost amortization.

Capital Projects

In order to maintain and improve its electricity delivery system and to provide quality customer service, UI is required to spend a significant amount each year on capital projects in the Distribution and Transmission Divisions.  A large portion of the funds required for capital projects is provided by operating activities, and the remainder must be financed externally.

In December 2008, testing and commissioning of the 345-kV transmission line from Middletown, Connecticut, to Norwalk, Connecticut (the Project) was completed and the transmission assets were placed in service. The Project, jointly proposed by UI and CL&P, is expected to improve the reliability of the transmission system in southwest Connecticut.

UI owns and operates transmission and substation facilities comprising approximately 20% of the project total cost.  UI’s transmission rate base has increased by approximately $300 million, an increase of more than 200% relative to UI’s net transmission assets existing prior to the project receiving Connecticut Citing Council (CSC) approval.  UI’s costs for the project are included in and recovered through transmission revenue requirements, which are under FERC jurisdiction.  Prior to the assets being placed in service, for project costs incurred before August 8, 2005, the FERC allowed UI to include 50% of Construction Work In Progress (CWIP) expenditures in the rate base and earn a return on that portion of UI’s investment before the project was completed.    For project costs incurred after August 8, 2005, the FERC allowed UI to include 100% of CWIP expenditures in rate base, effective as of May 23, 2007.

Several public entities sought rehearing of the order granting incentives, but on January 16, 2009, the FERC denied those requests. On January 29, 2009, the DPUC and the Attorney General of Connecticut filed a petition with the United States Court of Appeals for the District of Columbia Circuit seeking judicial review of the FERC’s May 22, 2007 and January 16, 2009 orders.  The Company is unable to predict the outcome of these efforts at this time.

UI and CL&P filed a transmission cost allocation application with ISO-NE in April 2008.  ISO-NE will determine whether any of the costs of the transmission line should be categorized as Localized Costs and not recovered from customers in New England on a region-wide basis.  In that case, UI will seek to recover those costs from customers throughout the State of Connecticut.

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

On May 23, 2008, several public entities, including the DPUC, filed a petition with the United States Court of Appeals for the D.C. Circuit seeking judicial review of the ROE Order.  In particular, the petitioners seek review of the FERC’s approval of the 100 basis point ROE adder, the FERC’s approval of the updated going forward ROE in general and the FERC’s reliance on U. S. Treasury bond yields as a basis for the going forward adjustment.  Briefing in the judicial review proceeding is on-going.  The Company is unable to predict the outcome of these proceedings at this time.

As a result of the Rehearing Order, the ROEs applicable to UI’s transmission business are as follows:

	Existing Transmission		New Transmission
	PTF	Non-PTF	PTF (1)	Non-PTF
2/1/05 to 10/30/06	10.90%	10.40%	11.90%	10.40%
10/31/06 and forward	11.64%	11.14%	12.64%	11.14%

(1) ROE available for new PTF identified by ISO-NE in its Regional System Plan for assets that are complete and on line prior to December 31, 2008.

UI has determined that, as a result of the increase in the base-level ROE per the Rehearing Order, it should collect from customers approximately $0.6 million.

UI’s overall transmission ROE will be determined by the mix of UI’s transmission rate base between new and existing transmission assets, and whether such assets are PTF or non-PTF.  UI’s transmission assets are primarily PTF.  For 2008, UI’s overall allowed weighted-average ROE for its transmission business was 12.55%.

Risk Management and Insurance

UI’s primary risk management and insurance exposures include bodily injury, property damage, fiduciary responsibility, and injured workers’ compensation.  UI is insured for general liability, automobile liability, property loss, fiduciary liability and workers’ compensation liability.  UI’s general liability and automobile liability programs provide insurance coverage for third party liability claims for bodily injury (including “pain and suffering”) and property damage, subject to a deductible.  Losses are accrued based upon UI’s estimates of the liability for claims incurred and an estimate of claims incurred but not reported.  UI reviews the general liability reserves quarterly to ensure the adequacy of those reserves.  The reserve is based on historical claims, business events, industry averages and actuarial studies.  Insurance liabilities are difficult to assess and estimate due to unknown factors such as claims incurred but not reported and awards greater than expected; therefore, reserve adjustments may become necessary as cases unfold.  UI insures its property subject to deductibles depending on the type of property.  UI’s fiduciary liability program and workers’ compensation program provide insurance coverage, also subject to deductibles.

United Capital Investments, Inc.

UCI holds an operating lease, a passive, minority equity position in Ironwood Mezzanine Fund and had recently held a passive, minority equity position in Zero Stage Capital, both of which are investment funds.    UCI’s lease agreement conveys the right to a third party to a specific area located in New Haven, Connecticut.  UCI’s investment represents the net present value of future cash flows related to a portion of the area.  In 1999, UCI paid $1.5 million for the net future lease payments and is amortizing the amount over the life of the lease.  UCI’s investment in the lease at December 31, 2008 was $1.2 million.  UCI's investment in the Ironwood Mezzanine Fund was $0.8 million as of December 31, 2008.  During 2008, UCI received a distribution on its investment in Zero Stage Capital of $0.2 million in addition to recording an impairment charge of $0.1 million to write the carrying value down to zero as of December 31, 2008.

Xcelecom, Inc.

With the substantial completion of the divestiture of Xcelecom, UIL Holdings is no longer subject to the same level of operating risk factors that affected the financial results of Xcelecom in prior reporting periods.  UIL Holdings’ exposure regarding Xcelecom is now primarily related to (1) the collection of accounts receivable and promissory notes related to the sales of certain Xcelecom companies, (2) its indemnification obligations to the buyers of the former Xcelecom companies and (3) Thermal Energy Inc.’s operation of an energy center in New Haven, CT.

UIL Holdings has retained primary risk management and insurance exposures on Xcelecom’s completed operations in the area of bodily injury, property damage, uncompleted projects, professional, employment practice and fiduciary responsibility.  To assist in minimizing the risk exposures, UIL Holdings secured completed operations insurance coverage for third party liability claims subject to a deductible.  Losses, if any, are accrued based upon UIL Holdings’ estimates of the liability for claims incurred and an estimate of claims incurred but not reported.  UIL Holdings reviews the general liability reserves quarterly to ensure the adequacy of those reserves.

LIQUIDITY AND CAPITAL RESOURCES

UIL Holdings generates its capital resources primarily through operations.  At December 31, 2008, UIL Holdings had $7.7 million of unrestricted cash and temporary cash investments.  This represents a decrease of $7.1 million from the corresponding balance at December 31, 2007.  The components of this decrease, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

(In Millions)

Continuing operations cash balance, December 31, 2007	$14.8

Net cash provided by operating activities	142.3

Net cash provided by (used in) investing activities:
Related party note receivable	(35.5)
Non-utility minority interest investments, net	0.1
Restricted cash (1)	(10.9)
Cash invested in plant - including AFUDC debt	(215.7)
(262.0)

Net cash provided by (used in) financing activities:
Financing activities, excluding dividend payments	156.1
Dividend payments	(43.5)
112.6

Net change in cash	(7.1)

Continuing operations cash balance, December 31, 2008	$7.7

(1) As of December 31, 2008, UIL Holdings had $11.0 million in restricted cash of which approximately $10.8 million related to certain retention amounts concerning the Middletown/Norwalk Transmission Project which have been withheld by UI and will remain in place until the completion of the project and verification of fulfillment of contractor obligations and $0.2 million related to self-insurance at UI.

The unrestricted cash position of UIL Holdings decreased by $7.1 million from December 31, 2007 to December 31, 2008, as cash used in investing activities exceeded cash provided by operating activities and net proceeds from short-term borrowings.  Restricted cash increased by $10.9 million due primarily to the 2008 funding by UI of escrow accounts for certain retention amounts withheld by UI relating to the Middletown/Norwalk Transmission Project.  Cash used in investing activities during 2008 consisted primarily of capital expenditures of $215.7 million for distribution and transmission infrastructure as well as a $35.5 million loan to GenConn to fund GenConn’s construction and other cash needs until permanent financing can be arranged.  Cash provided by financing activities during 2008 included $150 million from long-term debt, $133 million from short-term debt and $2.7 million from issuances of common stock associated with KSOP and stock option exercises, partially offset by the quarterly dividend payments on UIL Holdings’ common stock totaling $43.5 million and  $129.3 million in principal payments on UIL Holdings’ long-term debt.

UIL Holdings accesses capital through both long-term and short-term financing arrangements.  Total current and long-term debt outstanding as of December 31, 2008 was $604.3 million, as compared to $583.6 million at year-end December 31, 2007.

UIL Holdings and UI have a revolving credit agreement with a group of banks that extends to December 22, 2011.  The borrowing limit under the facility for UI is $175 million, with $50 million of the limit available for UIL Holdings.  The facility permits borrowings at fluctuating interest rates determined by reference to Citibank’s New York base rate and the Federal Funds Rate (as defined in the facility), and also permits borrowings for fixed periods up to six months as specified by UI and UIL Holdings at fixed interest rates determined by the Eurodollar interbank market in London (LIBOR).  The facility also permits the issuance of letters of credit up to $50 million.  UI had $148 million outstanding under the facility and UIL Holdings had a standby letter of credit outstanding in the amount of $1 million as of December 31, 2008.   The UIL Holdings standby letter of credit reduces the amount of credit available for UI, and, given the current amounts outstanding, UI’s borrowings and standby letter of credit outstanding reduce the amount of credit available for UIL Holdings.  Available credit, under this facility, at December 31, 2008 for UI and UIL Holdings in the aggregate was $26 million.

UI also has a revolving credit agreement with Union Bank of California, N.A, (“UBOC”) that extends to May 25, 2009.  The borrowing limit under this facility is $25 million.  As of December 31, 2008, UI did not have any short-term borrowings outstanding under this facility.

At December 31, 2008 UIL Holdings’ current liabilities of $369.3 million exceeded current assets of $255.1 million creating a working capital deficit.  The working capital deficit relates primarily to increases in short-term debt to fund the growth in UI's capital expenditure program.    As described above, UIL Holdings and UI have a revolving credit agreement which extends to December 22, 2011.  While the Company reports these borrowings against this facility as short-term debt, the agreement has longer term commitments from banks allowing the Company to borrow and reborrow funds through 2011 affording it flexibility in managing to its working capital requirements.  If conditions in the capital markets result in UIL's inability to get sufficient equity financing, the Company has various financing alternatives to manage its debt levels such as deferring other funding commitments and deferring or reducing its planned capital expenditures.

During 2008, both the debt and equity markets experienced significant downturns, resulting in reductions in asset values for funded pension and postretirement plans.  In particular, the projected benefit obligation for the qualified pension plan now exceeds the fair market value of the plan assets by $136 million.  These reductions, if not offset by gains in future years, will result in higher pension and postretirement expenses in future years along with additional cash contributions.  Due to the reduction in asset values, UI currently expects to make the minimum required pension contribution of approximately $6 million for the 2009 plan year.

All capital requirements that exceed available cash will have to be provided by external financing.  Although there is no commitment to provide such financing from any source of funds, other than the short-term credit facility discussed above, future external financing needs are expected to be satisfied by the issuance of additional short-term and long-term debt.  In addition to debt financing, UIL Holdings expects to seek to access the external equity markets to raise capital.  The continued availability of these methods of financing will be dependent on many factors, including conditions in the securities markets, economic conditions, and UIL Holdings’ future income and cash flow.  See Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements – Note (B), Capitalization and Note (D), Short-Term Credit Arrangements” of this Form 10-K for a discussion of UIL Holdings’ financing arrangements.

As described in Part II, Item 8, “Financial Statements and Supplementary Data - Notes to the Consolidated Financial Statements- Note (C) Regulatory Proceedings”, GenConn has approval from the DPUC to build 200 MW of nominal capacity at NRG’s existing plant in Devon, CT (the “Devon Project”) and 200 MW of nominal capacity at NRG’s existing plant in Middletown, CT (the “Middletown Project”).  UI and NRG have each arranged to lend to GenConn $45 million to fund GenConn’s construction and other cash needs until permanent financing can be arranged.  As of February 18, 2009, GenConn had borrowed $41.0 million from each of UI and NRG, under identical promissory notes, for the Devon and Middletown Projects.

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

Financial Covenants

UIL Holdings and UI are required to comply with certain covenants in connection with their respective loan agreements.  The covenants are normal and customary in bank and loan agreements.  The summary below describes only the financial covenants in the agreements.

Long-Term Debt

UIL Holdings

Under the Note Purchase Agreement in connection with the (1) 7.23% Senior Notes, Series A, due February 15, 2011, in the original principal amount of $30 million, and (2) 7.38% Senior Notes, Series B, due February 15, 2011, in the principal amount of $45 million, issued by UIL Holdings, UIL Holdings is required to (i) maintain a ratio of consolidated debt to consolidated capital of not greater than 65% (debt ratio); (ii) maintain a ratio of consolidated earnings available for interest charges to consolidated interest charges for any period of four consecutive fiscal quarters of at least 2.00 to 1.00 (interest coverage ratio); and (iii) maintain consolidated net worth of at least $345 million plus 25% of consolidated net income on a cumulative basis for each fiscal quarter for which consolidated net income is positive.  As of December 31, 2008, UIL Holdings’ debt ratio was 63%; its interest coverage ratio was 3.42 to 1.00; and it had consolidated net worth in excess of the requirement in the amount of $37.8 million.  The Note Purchase Agreement describes typical events of default, including the situation in which UIL Holdings, UI, or the direct parent of the non-utility subsidiaries defaults on indebtedness in the aggregate principal amount of at least $10 million due to (i) a default in payment or payments due on the indebtedness, or (ii) default in the performance of or compliance with any term or condition of the indebtedness, which could result in the requirement that such indebtedness be repaid, or (iii) the occurrence of any event or condition that could require the purchase or repayment of the indebtedness prior to maturity.

There are no repayment triggers based on changes in UIL Holdings’ Issuer Rating, assigned by Moody’s Investor Services (Moody’s), in connection with the agreement described above.

UI

Under the Note Purchase Agreement in connection with the 4.89% Senior Notes, Series B, due December 12, 2009, in the principal amount of $51 million, UI is required to (i) maintain a ratio of consolidated debt to consolidated capital of not greater than 65% (debt ratio) and (ii) maintain a ratio of consolidated earnings available for interest charges to consolidated interest charges for any period of four consecutive fiscal quarters of at least 2.00 to 1.00 (interest coverage ratio).  Under (1) the Note Purchase Agreement in connection with the (a) 6.06% Senior Notes, Series A, due September 5, 2017, in the principal amount of $40 million, (b) 6.06% Senior Notes, Series B, due December 6, 2017, in the principal amount of $30 million, (c) 6.26% Senior Notes, Series C, due September 5, 2022, in the principal amount of $44 million, (d) 6.26% Senior Notes, Series D, due December 6, 2022, in the principal amount of $33 million, (e) 6.51%

Senior Notes, Series E, due September 5, 2037, in the principal amount of $16 million, and (f) 6.51% Senior Notes, Series F, due December 6, 2037, in the principal amount of $12 million and (2) the Note Purchase Agreement in connection with the (a) 6.46% Senior Notes, Series A, due November 3, 2018, in the principal amount of $50 million, (b) 6.51% Senior Notes, Series B, due December 1, 2018, in the principal amount of $50 million, and (c) 6.61% Senior Notes, Series C, due December 1, 2020, in the principal amount of $50 million, UI is required to maintain a ratio of consolidated debt to consolidated capital of not greater than 65% (debt ratio).  As of December 31, 2008, UI’s debt ratio was 57%; and its interest coverage ratio was 3.91 to 1.00.  The Note Purchase Agreements describe typical events of default, including the situation in which UI defaults on indebtedness in the aggregate principal amount of at least $10 million due to (i) a default in payment or payments due on the indebtedness, or (ii) default in the performance of or compliance with any term or condition of the indebtedness, which could result in the requirement that such indebtedness be repaid, or (iii) the occurrence of any event or condition that could require the purchase or repayment of the indebtedness prior to maturity.

There are no dividend restrictions or repayment triggers based on changes in UI’s Issuer Rating, assigned by Moody’s, in connection with the above agreements.

Short-term Debt

UIL Holdings / UI

UIL Holdings and UI entered into a revolving credit agreement on December 22, 2006, with a group of banks that extends to December 22, 2011 (the “Credit Agreement”).  The borrowing limit under the Credit Agreement for UI is $175 million with $50 million of the limit available for UIL Holdings.  Under the Credit Agreement, UIL Holdings and UI are each required to maintain a ratio of consolidated debt to consolidated capital of not greater than 65% (debt ratio).

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

UI entered into a revolving credit agreement with Union Bank of California, N.A on November 25, 2008 that extends to May 25, 2009 (the “UBOC Credit Agreement”).  The borrowing limit under the agreement is $25 million.  UI is required to maintain a debt ratio of not greater than 65% under the terms of this agreement.  The UBOC Credit Agreement describes typical events of default, similar to those in the Credit Agreement described above.

As of December 31, 2008, UIL Holdings’ debt ratio was 63% and UI’s debt ratio was 57%.

There are no dividend restrictions or repayment triggers based on changes in UIL Holdings’ Issuer Rating or UI’s Issuer Rating or Senior Unsecured debt rating, assigned by Moody’s, in connection with the Credit Agreement or the UBOC Credit Agreement.

2009 Capital Resource Projections

For financial planning purposes, the amount of UIL Holdings’ quarterly per share cash dividend in 2009 is currently projected to be equal to the cash dividend of $0.432 per share paid in each quarter of 2008.  UIL Corporate (which refers to the holding company level of UIL Holdings) will continue to be dependent on dividends from its subsidiaries and from external borrowings to provide the cash in excess of the amount currently on hand that is necessary for debt service, to pay administrative costs, to meet other contractual obligations that cannot be met by the non-utility subsidiaries, and to pay common stock dividends to UIL Holdings’ shareholders.  As UIL Corporate’s sources of cash are limited to cash on hand, dividends from its subsidiaries and external capital raising activities, the ability to maintain future cash dividends at the level currently paid to shareholders will be dependent primarily upon sustained earnings from current operations of UI.

In order to achieve long-term growth in earnings, UI will need to increase its rate base through distribution and transmission reliability and capacity enhancement capital investments program to fulfill this growth requirement.  Without substantial additions to the rate base, UI’s earnings will gradually decline over time due to the amortization of the CTA rate base.  See the “Major Influences on Financial Condition” section of this Item 7 for more information.  In addition, 2009 and 2010 will be a challenge for UI given the 2008 Rate Case decision which did not allow the requested distribution rate increase.

UIL Holdings and its subsidiaries will continue their efforts to improve the earnings and cash flow position of UIL Holdings and to strengthen its financial position.

The following table represents UIL Holdings’ projected sources and uses of capital for 2009:

(In Millions)

Cash balance (unrestricted), December 31, 2008	$7.7

Cash to be provided by (used in) operating activities of continuing operations:
Utility	144.9
Non-Utility	(1.2)
Net cash projected to be provided by operating activities of continuing operations	143.7

Cash to be provided by (used in) investing activities of continuing operations:
Investment in GenConn Energy LLC	35.5
Other investing activities	(3.8)
Capital expenditures	(140) to (155)
Net cash projected to be used in Investing activities	(108.3) to (123.3)

Cash to be provided by (used in) financing activities:
Payment of common stock dividend	(43.6)
Issuance of Utility long-term debt	24.0
UIL equity issuance	75 to 100
Payment of long term debt maturities	(4.3)
Paydown of line of credit	(148.0)
Other financing activitites	(3.1)
Net cash projected to be used in financing activities	(75) to (100)

Projected short term borrowing (unrestricted), December 31, 2009	$(31.9) to (71.9)

Any additional cash requirements are expected to be funded by short-term debt.

UI

UI is expected to continue to generate strong cash flow from operating activities in 2009, currently projected to be approximately $145 million.  UI is expected to provide dividends to UIL Holdings in 2009.  To maintain its capital structure at the allowed level of equity of 50%, such dividends are currently projected to be $45 - $55 million.  Funds from operations, equity infusions from UIL Holdings and short-term and long-term borrowings will be used to finance capital expenditures and other investing activities.

UI's estimated capital expenditures for 2009, which reflect the impacts of UI’s 2008 Rate Case decision, are $140-$155 million as shown below:

(In Millions)

Distribution	$ 110.0 - $ 120.0

Transmission	28.0 - 38.0

Total Projected UI Capital Expenditures (1)	$ 140.0 - $ 155.0

(1) Projections are not intended to be additive to derive total expenditures.

Minority Interest Investments and UIL Corporate

UIL Corporate will be dependent upon dividends from UI and from external borrowings to provide the cash in excess of the amounts currently on hand necessary for debt service, to pay administrative costs, and to pay common stock dividends to UIL Holdings’ shareholders.

The following are contractual and contingent obligations of UIL Holdings and its subsidiaries as of December 31, 2008.

Contractual and Contingent Obligations

	(In Millions)
	2009	2010	2011	2012	2013	Thereafter	Total
Line of Credit Borrowings (1):
UI	$148.0	$-	$-	$-	$-	$-	$148.0

Debt Maturities:
UIL Holdings	$4.3	$4.3	$49.2	$-	$-	$-	$57.8
UI	51.0	-	-	-	-	495.5	546.5
Total	$55.3	$4.3	$49.2	$-	$-	$495.5	$604.3

Contractual Obligations:
UIL Holdings
Interest on Long-Term Debt (2)	$4.0	$3.7	$0.5	$-	$-	$-	$8.2
	-	-	-	-	-	-	-
UI
Lease Payments	13.1	13.7	13.8	8.0	1.9	31.2	$81.7
Interest on Long-Term Debt (2)	30.6	30.7	30.8	30.8	30.8	303.2	$456.9
Purchase Commitments (3)	8.1	-	-	-	-	-	$8.1

UCI
Ironwood	0.1	-	-	-	-	-	$0.1
Total	$51.9	$44.4	$44.6	$38.8	$32.7	$334.4	$546.8

As of December 31, 2008
(In Millions)
Guarantees:
UI - Hydro-Quebec (4)	$ 2.0
UCI - Hydro-Quebec (5)	$ 0.9
UIL Holdings - GE Packaged Power (6)	$23.6
UIL Holdings - GE Packaged Power (7)	$30.0

(1)	Amount represents outstanding balance of borrowings under revolving credit agreement. See discussion earlier in this section, “Liquidity and Capital Resources.”
(2)
Amounts represent interest payments on long-term debt outstanding at December 31, 2008.  Interest payments will change if additional long-term debt is issued, or if current long-term debt is refinanced at different rates, in the future.

(3)	Amounts represent contractual obligations for material and services on order but not yet delivered at December 31, 2008.
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

(6)
UIL Holdings furnished a guarantee for the benefit of GE Packaged Power that in the event GenConn Devon LLC (the “Buyer”) fails to perform or observe the terms and provisions of its agreement (the “Contract”) with GE Packaged Power for the supply of four gas turbine generators, UIL Holdings shall take steps necessary to achieve performance or observance of the Contract.  This amount represents UIL Holdings’ aggregate exposure under the guarantee which will be reduced as the Buyer makes periodic payments under the contract. See Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (J), Commitments and Contingencies – GE Packaged Power,”  of this Form 10-K for further information.

(7)
UIL Holdings furnished a guarantee for the benefit of GE Packaged Power that in the event GenConn Middletown LLC (the “Buyer”) fails to perform or observe the terms and provisions of its agreement (the “Contract”) with GE Packaged Power for the supply of four gas turbine generators, UIL Holdings shall take steps necessary to achieve performance or observance of the Contract.  This amount represents UIL Holdings’ aggregate exposure under the guarantee which will be reduced as the Buyer makes periodic payments under the contract. See Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (J), Commitments and Contingencies – GE Packaged Power,”  of this Form 10-K for further information.

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

These assumptions are the responsibility of management, in consultation with its outside actuarial and investment advisors.  A variance in the discount rate, expected return on assets or average wage increase could have a significant impact on pension costs, assets and obligations recorded under SFAS No. 158.  In addition to a change in the discount rate and the expected return on assets, a variance in the health care cost trend assumption could have a significant impact on postretirement medical expense recorded under SFAS No. 106.

As of December 31, 2008, UIL Holdings changed its discount rate assumption that will be used to calculate the 2009 qualified pension expense from 6.35% to 6.20%, the non-qualified pension expense from 6.00% to 6.10%, and the other postretirement benefit expense from 6.40% to 6.10%, to reflect the decrease in interest rates for a portfolio of long-term fixed-income securities, which approximate the required payment of estimated liabilities for each plan.  UIL Holdings’ expected return on plan assets is 8.50% for 2009, based on projections of future expected performance developed in conjunction with UIL Holdings’ actuaries and investment advisors.

The assumptions listed above will be revised over time as economic and market conditions change.  Changes in those assumptions could have a material impact on qualified pension and postretirement expenses.  For example, if there had been a 0.25% change in the discount rate assumed at 6.35%, for the qualified pension plan and non-qualified plan, respectively, the 2008 pension expense would have increased or decreased inversely by $1.1 million for the qualified plan and an immaterial amount for the non-qualified plan.  If there had been a 1% change in the expected return on assets, the 2008 pension expense would have increased or decreased inversely by $3.1 million for both the qualified pension plan and non-qualified plan.   If there had been a 0.25% change in the discount rate assumed, the 2008 OPEB plan expenses would have increased or decreased inversely by $0.2 million; if there had been a 1% change in the expected return on assets, the 2008 OPEB plan expenses would have increased or decreased inversely by $0.3 million.

The projected, long-term average wage increases are 3.8% in 2009.  The health care cost trend rate assumption for all retirees was set at 10.5% in 2008, with such rate decreasing by 0.5% per year to 5.0% in 2019.

UIL Holdings’ 2008 pension and postretirement benefits expenses were $5.1 million and $5.5 million, respectively, net of amounts deferred as a regulatory asset.

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

As described in Part II, Item 8, “Notes to the Consolidated Financial Statements- Note (J) Commitments and Contingencies – GE Packaged Power,” of this Form 10-K, UIL Holdings has executed two Guarantee Agreements (the “Guarantees”) for the benefit of GE Packaged Power, Inc. (“Contractor”), an affiliate of General Electric Company.  UIL Holdings guarantees to Contractor that in the event GenConn Devon LLC or GenConn Middletown LLC (the “Buyers”), each a wholly-owned subsidiary of GenConn Energy LLC (which is 50% owned by UIL Holdings’ subsidiary UI), fail to perform or observe the terms and provisions of their agreements (the “Contracts”) with Contractor for the supply of four LM6000 gas turbine generators to be installed at Buyers’ to-be constructed peaking power generation facilities, UIL Holdings shall take steps necessary to achieve performance or observance of the Contracts.  As of February 18, 2009, UIL Holdings’ aggregate exposure under the Guarantees was approximately $49 million.  UIL Holdings’ exposure under the Guarantees will be reduced as the Buyers make periodic payments under the Contracts, and such exposure will be eliminated on the date the Buyers secure financing in an amount that demonstrates each Buyer’s financial capability to meet its obligations under the Contracts.  Buyer expects to secure such financing during 2009.  Based upon a management assessment and conclusion that it is not probable that GenConn will default on the contract and not probable that UIL will need to pay in accordance with the guarantee, UIL Holdings has not recorded a liability related to these guarantees in its Consolidated Balance Sheet as of December 31, 2008.

As of December 31, 2008, UIL Holdings had certain other guarantee contracts outstanding for which no liability has been recorded in the Consolidated Financial Statements.  Refer to Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (J), Commitments and Contingencies,” of this Form 10-K for further discussion of such guarantees.

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

RESULTS OF OPERATIONS

Use of Non-GAAP Measures

Within the “Results of Operations” section of this Form 10-K, tabular presentations showing a comparison of UIL Holdings’ net income and earnings per share (EPS) for 2008 and 2007, as well as 2007 and 2006, are provided.  UIL Holdings believes this information is useful in understanding the fluctuations in earnings per share between the current and prior year periods.  The amounts presented show the earnings per share from continuing operations for each of UIL Holdings’ lines of business, calculated by dividing the income from continuing operations of each line of business by the average number of shares of UIL Holdings’ common stock outstanding for the periods presented.  The earnings per share tables presented in “The United Illuminating Company Results of Operations” and “Non-Utility Businesses Results of Operations” for all periods presented are calculated on the same basis and reconcile to the amounts presented in the table under the heading “UIL Holdings Corporation Results of Operations.”  The total earnings per share from continuing operations and discontinued operations in the table presented under the heading “UIL Holdings Corporation Results of Operations” are presented on a GAAP basis.

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

UIL Holdings Corporation Results of Operations:  2008 vs. 2007

UIL Holdings’ earnings from continuing operations were $48.4 million, or $1.93 per share, for 2008, an increase of $1.7 million, or $0.06 per share, compared to 2007.  The loss from discontinued operations was $0.3 million, or $0.01 per share, for 2008, an improvement of $1.7 million, or $0.07 per share, compared to 2007.  Total earnings, including discontinued operations, were $48.1 million, or $1.92 per share, for 2008, an increase of $3.5 million, or $0.13 per share, compared to 2007.  The table below represents a comparison of UIL Holdings’ net income (loss) and earnings per share (EPS) for 2008 and 2007.

	Year Ended December 31,		2008 More (Less) than 2007
	2008	2007	Amount	Percent

Net Income (Loss) (In Millions except percent and per share amounts)

UI	$51.1	$47.9	$3.2	7%
Non-Utility	(2.7)	(1.2)	(1.5)	(125	) %
Total Income from Continuing Operations	48.4	46.7	1.7	4%

Discontinued Operations	(0.3)	(2.0)	1.7	(85	) %
Total Net Income	$48.1	$44.7	$3.4	8%

EPS
UI	$2.03	$1.92	$0.11	6%
Non-Utility	(0.10)	(0.05)	(0.05)	(98	) %
Total EPS from Continuing Operations - Basic	1.93	1.87	0.06	3%
Discontinued Operations	(0.01)	(0.08)	0.07	88%
Total EPS - Basic	$1.92	$1.79	$0.13	8%

Total EPS - Diluted (Note 1)	$1.89	$1.77	$0.12	7%

Note 1: Reflecting the effect of dilutive stock options, performance shares and restricted stock.  Dilutive securities diluted the 2008 earnings from continuing operations by $0.03 per share, but did not dilute the 2008 loss from discontinued operations.

The United Illuminating Company Results of Operations:  2008 vs. 2007

	Year Ended December 31,		2008 More (Less) than 2007
	2008	2007	Amount	Percent
EPS
Total UI - basic	$2.03	$1.92	$0.11	6%

Total UI - diluted (Note 1)	$2.00	$1.90	$0.10	5%

Retail Sales*	$5,729	$5,917	$(188)	(3	) %
Weather Impact* (Note 2)	(19)	12	(31)	(1	) %
Retail Sales – Normalized*	$5,710	$5,929	$(219)	(4	) %
* Millions of kilowatt-hours
Note 1: Reflecting the effect of dilutive stock options, performance shares and restricted stock.
Note 2: Percentage change reflects impact to total retail sales.

UI’s net income was $51.1 million, or $2.03 per share, in 2008, compared to $47.9 million, or $1.92 per share, in 2007.  The increase in earnings was primarily due to growth in the transmission business of $0.43 per share, resulting from the earnings from construction work in progress on the Middletown/Norwalk transmission project, and previously approved increases in UI’s distribution rate components. The earnings improvement year over year was partially offset by decreases in distribution sales volume of $0.18 per share, increases in interest expense from higher borrowings of $0.21 per share, mark-to-market adjustments to non-qualified pension investments of $0.10 per share, depreciation expense of $0.07 per share, and uncollectible expense of $0.05 per share.  Actual kWh sales decreased 3.2% compared to 2007.

Overall, UI’s operating revenue decreased by $33.1 million, from $981.0 million in 2007, to $947.9 million in 2008.  Retail revenue decreased $44.9 million due primarily to the impact of customers switching to alternate suppliers for services, which has no impact on net income, and to decreases in distribution sales volume, partially offset by previously approved increases in UI’s distribution rate components.  Other revenues increased $6.2 million, largely due to higher transmission revenue, partially offset by the net activity of the GSC “working capital allowance”.

Purchased power expense decreased by $92.3 million, from $516.5 million in 2007, to $424.2 million in 2008.  Retail purchased power expense decreased $97.8 million in 2008, primarily due to the impact of customers switching to alternate suppliers for generation services, partially offset by higher costs to procure power.  UI receives electricity to satisfy its standard service and supplier of last resort requirements through fixed-price purchased power agreements.  These costs are fully recovered through the GSC and Bypassable Federally Mandated Congestion Charges (BFMCC) portions of UI’s unbundled retail customer rates.  UI’s wholesale energy expense increased $5.5 million during 2008, primarily due to higher pricing for generation at the Bridgeport RESCO generating plant.

UI’s operation and maintenance (O&M) expenses increased by $5.6 million, from $206.0 million in 2007, to $211.6 million in 2008.  The increase was primarily attributable to higher uncollectible accounts of $2.0 million and increased compensation expense of $4.0 million.

UI’s transmission wholesale expenses increased by $13.6 million, from $32.8 million in 2007, to $46.4 million in 2008.  The increase was primarily attributable to higher regional transmission expenses of which UI pays a portion based upon its relative load.

UI’s depreciation and amortization increased by $10.8 million, from $90.2 million in 2007, to $101.0 million in 2008.  The increase was primarily attributable to increased distribution plant and equipment depreciation and CTA amortization.  UI accrues or defers additional amortization to achieve the authorized return on equity of 9.75% on unamortized CTA rate base.

UI’s taxes other than income taxes increased $5.6 million, from $44.6 million in 2007, to $50.2 million in 2008.  The increase was primarily attributable to increases in property taxes as well as gross earnings taxes, the latter of which is due to increased transmission revenues.

UI’s other income and deductions decreased by $6.7 million, from $9.4 million in 2007, to $2.7 million in 2008.  The decrease was primarily attributable to mark-to-market adjustments to non-qualified pension investments and the ISO-NE demand response program ending during the first nine months of 2008.

UI’s interest expense increased by $7.8 million, from $22.2 million in 2007 to $30.0 million in 2008.  The increase was primarily attributable to interest charges associated with increased long-term and short-term borrowings.

Non-Utility Results of Operations:  2008 vs. 2007

	Year Ended December 31,		2008 More (Less) than 2007
	2008	2007	Amount	Percent
EPS
UCI	$-	$-	$-	N/A
UIL Corporate (Note 1)	(0.10)	(0.05)	(0.05)	(100	) %
Total Non-Utility EPS from Continuing Operations	(0.10)	(0.05)	(0.05)	(100	) %
Discontinued Operations	(0.01)	(0.08)	0.07	88%
Total Non-Utility EPS – Basic	$(0.11)	$(0.13)	$0.02	16%

Total Non-Utility EPS – Diluted (Note 2)	$(0.11)	$(0.13)	$0.02	16%

Note 1:	Includes interest charges and strategic and administrative costs of the non-utility holding company.
Note 2:	Reflecting the effect of dilutive stock options, performance shares and restricted stock.

The non-utility operations reported a loss of $2.7 million, or $0.10 per share, from continuing operations in 2008, compared to a loss of $1.2 million, or $0.05 per share, in 2007.  The following is an explanation of the variances for UIL Holdings’ non-utility operations.

Non-Utility Activities and Unallocated Corporate Costs

United Capital Investments, Inc. (UCI)

UCI earned a minimal amount in both 2008 and 2007.

UIL Corporate

UIL Holdings retains certain costs at the holding company, or “corporate” level which are not allocated to the various non-utility subsidiaries as well as the results of the former Xcelecom entities which were not divested.  UIL Corporate incurred net after-tax costs of $2.7 million, or $0.10 per share, in 2008 compared to net after-tax costs of $1.2 million, or $0.05 per share, in 2007.  The larger loss in 2008 was primarily due to increased interest expense due to increased short-term and long-term borrowings.

Discontinued Operations

Xcelecom, Inc.

The divested Xcelecom businesses incurred net after-tax costs of $0.3 million, or $0.01 per share, in 2008 compared to net after-tax costs of $2.0 million, or $0.08 per share, in 2007.   The decrease was primarily due to the absence in 2008 of a net loss from adjustments made in 2007 to the results from earlier sales of former subsidiaries.

2007 vs. 2006

UIL Holdings Corporation Results of Operations:  2007 vs. 2006

UIL Holdings’ earnings from continuing operations were $46.7 million, or $1.87 per share, for 2007, a decrease of $12.0 million, or $0.54 per share, compared to 2006.  The loss from discontinued operations was $2.0 million, or $0.08 per share, for 2007, an improvement of $121.9 million, or $4.99 per share, compared to 2006.  Total earnings, including discontinued operations, were $44.7 million, or $1.79 per share, for 2007, an increase of $109.9 million, or $4.45 per share, compared to 2006. The table below represents a comparison of UIL Holdings’ net income (loss) and earnings per share (EPS) for 2007 and 2006.

	Year Ended December 31,		2007 More (Less) than 2006
	2007	2006	Amount	Percent

Net Income (Loss) (In Millions except percent and per share amounts)

UI	$47.9	$45.2	$2.7	6%
Non-recurring earnings from Private Letter Ruling	-	6.5	(6.5)	(100	) %
Total UI	47.9	51.7	(3.8)	(7	) %
Non-Utility	(1.2)	7.0	(8.2)	N/A
Total Income from Continuing Operations	$46.7	$58.7	$(12.0)	(20	) %

Discontinued Operations	(2.0)	(123.9)	121.9	98%
Total Net Income (Loss)	$44.7	$(65.2)	$109.9	N/A

EPS
UI	$1.92	$1.85	$0.07	4%
Non-recurring earnings from Private Letter Ruling	-	0.27	(0.27)	(100	) %
Total UI	$1.92	$2.12	$(0.20)	(9	) %
Non-Utility	(0.05)	0.29	(0.34)	N/A
Total EPS from Continuing Operations - Basic	1.87	2.41	(0.54)	(22	) %
Discontinued Operations	(0.08)	(5.07)	4.99	98%
Total EPS - Basic	$1.79	$(2.66)	$4.45	N/A

Total EPS - Diluted (Note 1)	$1.77	$(2.63)	$4.40	N/A

Note 1: Reflecting the effect of dilutive stock options, performance shares and restricted stock.  Dilutive securities diluted the 2007 earnings from continuing operations by $0.02 per share, but did not dilute the 2007 loss from discontinued operations.

The United Illuminating Company Results of Operations:  2007 vs. 2006

	Year Ended December 31,		2007 More (Less) than 2006
	2007	2006	Amount	Percent
EPS
UI	$1.92	$1.85	$0.07	4%
Non-recurring earnings from Private Letter Ruling	-	0.27	(0.27)	(100	) %
Total UI - basic	$1.92	$2.12	$(0.20)	(9	) %

Total UI - diluted (Note 1)	$1.90	$2.08	$(0.18)	(9	) %

Retail Sales*	5,917	5,919	(2)	(0	) %
Weather Impact* (Note 2)	12	60	(48)	(1	) %
Retail Sales – Normalized*	5,929	5,979	(50)	(1	) %
* Millions of kilowatt-hours
Note 1: Reflecting the effect of dilutive stock options, performance shares and restricted stock.
Note 2: Percentage change reflects impact to total retail sales.

UI’s net income was $47.9 million, or $1.92 per share, in 2007, compared to $51.7 million, or $2.12 per share, in 2006.  The decrease in earnings was primarily due to the absence in 2007 of non-recurring earnings recorded in 2006 of $6.5 million, or $0.27 per share, due to reversal of accumulated deferred investment tax credits and excess deferred federal income taxes resulting from a final decision from the DPUC in regards to the Private Letter Ruling (PLR) issued by the Internal Revenue Service (IRS), partially offset by growth in the transmission business of $0.21 per share, resulting from the level of construction work in progress on the Middletown/Norwalk transmission project.

Overall, UI’s operating revenue increased by $135.1 million, from $845.9 million in 2006 to $981.0 million in 2007.  Retail revenue increased $130.1 million due mainly to increases in customer rates to recover higher energy costs, which has no impact on net income.  Wholesale revenue increased by $7.3 million, primarily due to higher wholesale market prices and increased volume.  Other revenues decreased $2.3 million, largely due to the net activity of the GSC “working capital allowance” due to timing differences, and the absence in 2007 of $4.8 million of other revenue recorded in 2006 as a result of the DPUC approval of UI’s request to recover amounts related to gross earnings tax, partially offset by higher transmission revenue, and $7.3 million of SBC other revenue to recover costs associated with the 2007 Summer Savers Program.

Purchased power expense increased by $102.6 million, from $413.9 million in 2006 to $516.5 million in 2007.  Retail purchased power expense increased by $102.5 million in 2007, largely due to higher energy costs.  UI receives electricity to satisfy its standard service and supplier of last resort requirements through fixed-price purchased power agreements.  These costs are recovered through the GSC and BFMCC portion of UI’s unbundled retail customer rates.  UI’s wholesale energy expense in 2007 increased by $0.1 million, primarily due to higher pricing for generation and increased volume at the Bridgeport RESCO generating plant.

UI’s O&M expenses increased by $5.2 million, from $233.6 million in 2006 to $238.8 million in 2007.  The increase was primarily attributable to higher uncollectible accounts of $2.8 million, and increased general liability claims, partially offset by a reduction in decommissioning expense relating to Connecticut Yankee, and reductions in payroll and other employee benefits related to the retirement of UIL Holdings’ former Chief Executive Officer in 2006.

UI’s transmission wholesale expenses increased by $1.2 million, from $31.6 million in 2006 to $32.8 million in 2007.  The increase was primarily attributable to higher regional transmission expenses of which UI pays a portion based upon its relative load.

UI’s depreciation and amortization increased by $20.2 million, from $70 million in 2006 to $90.2 million in 2007.  The increase was largely attributable to increased CTA amortization.  UI accrues or defers additional amortization to achieve the authorized return on equity of 9.75% on unamortized CTA rate base.

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

Non-Utility Businesses Results of Operations:  2007 vs. 2006

	Year Ended December 31,		2007 More (Less) than 2006
	2007	2006	Amount	Percent
EPS
UBE	$-	$(0.01)	$0.01	100%
UCI	-	0.42	(0.42)	(100	) %
UIL Corporate (Note 1)	(0.05)	(0.12)	0.07	58%
Total Non-Utility EPS from Continuing Operations	(0.05)	0.29	(0.34)	N/A	%
Discontinued Operations	(0.08)	(5.07)	4.99	98%
Total Non-Utility EPS – Basic	$(0.13)	$(4.78)	$4.65	97%

Total Non-Utility EPS – Diluted (Note 2)	$(0.13)	$(4.71)	$4.58	97%
Note 1:	Includes interest charges and strategic and administrative costs of the non-utility holding company.
Note 2:
Reflecting the effect of dilutive stock options, performance shares and restricted stock.  Dilutive securities do not dilute the 2007 non-utility earnings from continuing operations or discontinued operations.

The non-utility operations reported a loss of $1.2 million, or $0.05 per share, from continuing operations in 2007, compared to income of $7.0 million, or $0.29 per share, in 2006.  The following is an explanation of the variances for UIL Holdings’ non-utility operations.

Non-Utility Activities and Unallocated Corporate Costs

United Bridgeport Energy, Inc.

With the completion of the sale of UBE’s 33 1/3% interest in Bridgeport Energy, LLC in March 2006, no results were reported in 2007.  UBE lost $0.2 million, or $0.01 per share, in 2006.

United Capital Investments, Inc.

UCI lost $0.1 million in 2007 compared to income of $10.3 million, or $0.42 per share, in 2006.  The decrease in earnings was mainly due to the absence in 2007 of the gain on sale of Cross-Sound Cable of $10.6 million, or $0.43 per share, recorded in 2006.

UIL Corporate

UIL Holdings retains certain costs at the holding company, or “corporate” level which are not allocated to the various non-utility subsidiaries as well as the results of the former Xcelecom entities which were not divested.  UIL Corporate incurred net after-tax costs of $1.1 million, or $0.05 per share, in 2007, compared to net after-tax costs of $3.2 million, or $0.12 per share, in 2006.  The improvement in 2007 was largely due to decreased interest expense associated with decreased long-term and short-term borrowings and lower general and administrative expenses.

Discontinued Operations

Xcelecom, Inc.

The divested Xcelecom businesses incurred net after-tax costs of $2.0 million, or $0.08 per share, in 2007 compared to a loss of $123.9 million, or $5.07 per share, in 2006.  The improvement in 2007 was primarily due to the absence in 2007 of (1) net after-tax losses of $49.1 million on the sale of Xcelecom subsidiaries, (2) an after-tax goodwill impairment charge of $50.5 million, (3) project losses, and (4) severance and other divestiture-related costs incurred due to the divestiture announcement, all recorded in 2006; partially offset by a loss in 2007 of $1.6 million incurred from a settlement agreement reached with the buyer of former Xcelecom subsidiaries.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

UIL Holdings and UI have market risk associated with (1) the refinancing of fixed rate debt at maturity, (2) the remarketing of multi-annual tax-exempt bonds, (3) the periodic reset by auction (every 35 days) of the interest rate on $64.5 million principal amount of tax exempt bonds (Auction Rate Bonds), (4) the issuance of new debt (the Financings), (5) interest rate risk associated with short-term financings, and (6) equity issuances.  The tax-exempt bonds are also referred to as pollution control revenue refunding bonds or pollution control refunding revenue bonds.

The weighted average remaining fixed rate period of outstanding long-term debt obligations of UIL Holdings and UI as of December 31, 2008 is 7.89 years, at an average interest rate of 5.77%.

As described in the table below, in 2009, UI expects to refinance $51 million of maturing debt and has remarketed $78.5 million of tax-exempt bonds.  The interest rate risk of these financings, including the reset at auction of the interest rate on $64.5 million principal amount of Auction Rate Bonds and the $25 million tax-exempt bonds that UI purchased in December 2008, should they be refunded in 2009, is $0.6 million of increased interest expense for every 0.25% increase in interest rates.

On February 1, 2008, UI and NRG filed with the DPUC a qualification package with respect to the DPUC process to consider plans to build new Connecticut peaking generation capacity, as required under Section 50 of Public Act 07-242, An Act Concerning Electricity and Energy Efficiency.  The DPUC selected two peaking generation projects (Devon and

Middletown) submitted by UI and NRG with an aggregate 400 megawatt’s of nominal capacity, in addition to other proposed projects submitted by various docket participants.  UI and NRG each own a 50% interest in GenConn Energy LLC (GenConn), established to own and operate the projects.  GenConn expects to finance 50% of its capital requirements through project financing.  UI and NRG will each make an equity investment in GenConn on a 50%/50% basis to meet the remaining 50% of GenConn’s capital requirements.  Such equity investments, each in the amount of approximately $100 million, are expected to occur within the first six months of 2010 for the Devon Project and within the first six months of 2011 for the Middletown Project.  UI expects to generate cash for its portion of those requirements through a combination of equity provided by UIL Holdings and UI external debt financing.  Accordingly, UIL Holdings expects to seek access to the equity capital market to raise capital to fund UI’s obligations related to
GenConn.  UIL Holdings faces market risk when accessing the equity capital market, such as insufficient market capacity to raise amounts expected, issuance at lower than expected prices, decline in stock price after issuance, and earnings per share dilution.

The table below provides information about long-tem debt of UIL Holdings and UI that exposes UIL Holdings to interest rate risk.  The table presents principal cash flows and related weighted average interest rates by expected maturity dates and by fixed interest rate expiration dates.

	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Expected Maturity Date
(In Thousands)
UIL Holdings
Long-Term Debt (1)	$4,286	$4,286	$49,285	$-	$-	$-	$57,857	$59,211
Average interest rate	7.23%	7.23%	7.37%	0.00%	0.00%	0.00%	7.35%

(1)
Includes annual principal payments of $4.3 million related to the 7.23% Senior Notes and a $45.0 million principal payment due in 2011 related to the 7.38% Senior Notes. UIL Holdings currently has no plan to refinance either debt.

	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Expected Maturity Date
(In Thousands)
UI	(1)	(2)		(3)		(4)
Long-Term Debt	$51,000	$27,500	$-	$78,500	$-	$389,460	$546,460	$465,134
Average interest rate	4.89%	3.65%	0.00%	6.99%	0.00%	5.91%	5.86%

(1)	Includes $51 million principal payment due December 2009 related to the 4.89% Senior Notes.

(2)	Includes pollution control revenue refunding bonds of $27.5 million with a fixed interest rate of 3.65% ending on February 1, 2010.

(3)	Includes pollution control revenue refunding bonds of $71 million and $7.5 million with fixed interest rates of 7.13% and 5.75%, respectively, ending on February 1, 2012.

(4)
Includes $70 million of 6.06% Senior Notes due 2017, $77 million of 6.26% Senior Notes due 2022, $28 million of 6.51% Senior Notes due 2037, $50 million of 6.46% Senior Notes due 2018, $50 million of 6.51% Senior Notes due 2018, and $50 million of 6.61% Senior Notes due 2020 and $64.5 million Auction Rate Bonds.

The principal and interest payments on certain of UI’s tax-exempt bonds are insured by Ambac Assurance Corporation (Ambac).  The insured bonds are as follows: (1) $25 million principal amount of bonds that UI purchased, instead of remarketing the bonds,  on December 1, 2008; (2) $27.5 million principal amount of multi-annual tax exempt bonds due to be remarketed in February 2010; and (3) $64.5 million principal amount of Auction Rate Bonds.  These insured bonds have been rated by either Moody’s Investors Service (Moody’s) or Moody’s and Standard & Poor’s (S&P), based on the credit rating of Ambac.  Published reports indicated that Ambac was downgraded by the credit rating agencies during 2008.  Accordingly, the ratings on UI’s insured bonds have been lowered, based on Ambac’s credit rating.  The credit rating from Moody’s was lowered  to Baa1, with an underlying rating of Baa2, based on UI’s credit rating, and the credit rating from S&P was lowered to A.  The credit pressure on Ambac has increased the remarketing risk of the insured bonds and has resulted in the failure to achieve sufficient clearing bids at auctions of the Auction Rate Bonds.

Also, there has been considerable dislocation in the auction rate bond market, and there have been failed auctions, resulting from insufficient clearing bids.  The auctions for the Auction Rate Bonds have failed, beginning with the March 2008 auction. When there are insufficient clearing bids as a result of an auction, the interest rate will be set at a rate equal to the one-month London Interbank Offering Rate (LIBOR) times a multiple of 125% to 225%, based on the credit rating on the Auction Rate Bonds assigned by Moody’s or S&P.  Currently, these bonds are rated by Moody’s.  In the event of subsequent failed auctions of the Auction Rate Bonds, the interest rate on the bonds will continue to be reset as described above.  The interest rate on these bonds at December 31, 2008 was equal to 200% times LIBOR or 3.650%.

On February 18, 2009, the DPUC approved an application filed by UI to afford UI additional flexibility to market the tax-exempt bonds that are insured by Ambac discussed above.  UI’s plans to redeem such bonds and reissue replacement bonds without insurance are dependent upon municipal bond market conditions. See Part II, Item 8, “Financial Statements and Supplementary Data – Notes to the Consolidated Financial Statements – Note (C) Regulatory Proceedings – Approval of the Issuance of Debt,” of this Form 10-K for further information.

On March 9, 2006, UI entered into an interest rate cap (rate cap) transaction to mitigate interest rate risk with respect to the Auction Rate Bonds.  The rate cap was set at 3.68% and became effective March 30, 2006.  It will terminate on August 5, 2009.  The rate cap is tied to the Securities Industry and Financial Markets Association Municipal Swap Index (SIFMA), formerly the U.S. Dollar – Bond Market Association Municipal Swap Index.  If the average of the index for the calculation period exceeds the rate cap, UI will be paid an amount based on such difference.  In the past, the interest rate on the Auction Rate Bonds closely tracked the SIFMA index.  However, the conditions in the auction rate bond market and failed auctions of the Auction Rate Bonds have resulted in interest rates on the Auction Rate Bonds having been set at rates that may no longer closely track the SIFMA index.  As of September 30, 2008, the rate cap was not effective and does not qualify for hedge accounting treatment.  Any amounts previously recognized as other comprehensive income (loss) are being reversed.  Market risk also represents the risks of changes in the value of a financial instrument, derivative or non-derivative, caused by fluctuation in interest rates, and equity prices.  At the end of each quarter, changes in the market value of the rate cap are marked-to-market, which resulted in an immaterial amount charged to income for the period ended December 31, 2008.  UI paid $0.6 million to enter into the rate cap transaction, which is being amortized over the life of the rate cap based upon quarterly fair market value analysis.

UIL Holdings’ and UI’s short-term borrowing costs fluctuate with the upward and downward movements of LIBOR, Citibank’s New York base rate and the Federal Funds Rate (as defined in UIL Holdings’ and UI’s short-term credit facility), and rates associated with the money market loan arrangement that UI has with JPMorgan Chase Bank.  Such rates are influenced by financial market conditions and the actions of the Federal Reserve.  Moreover, indicative interest rates reflect that interest rates on long-term debt have increased since UI entered into the Note Purchase Agreement described in Part II, Item 8, “Financial Statements and Supplementary Data – Notes to the Consolidated Financial Statements – Note (B) Capitalization – Long-Term Debt,” of this Form 10-K.

In addition, UI requires that its energy suppliers provide performance security to guarantee performance under contracts for standard service and supplier of last resort service.  Specifically, UI requires wholesale suppliers to provide both parent guarantees and letters of credit.  This performance assurance is intended to allow UI to recover for its customers the cost of replacement power, as well as administrative and legal costs, associated with a supplier default.  Due to the credit conditions experienced in the capital markets, letters of credit and other credit support have become more difficult and costly to obtain for UI’s energy suppliers.

During 2008, both the debt and equity markets experienced significant downturns, resulting in reductions in asset values for funded pension and postretirement plans.  These reductions, if not offset by gains in future years, will result in higher pension and postretirement expenses in future years along with additional cash contributions.  Due to the reduction in asset values, UI currently expects to make the minimum required pension contribution of approximately $6 million for the 2009 plan year.

Item 8. Financial Statements and Supplementary Data.

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF INCOME (LOSS)
For the Years Ended December 31, 2008, 2007 and 2006
(In Thousands except per share amounts)

	2008	2007	2006

Operating Revenues (Note F)
Utility	$947,940	$981,004	$845,932
Non-utility	780	995	789
Total Operating Revenues	948,720	981,999	846,721
Operating Expenses
Operation
Purchased power (Note F)	424,245	516,487	413,851
Operation and maintenance	212,621	207,585	208,435
Transmission wholesale	46,368	32,763	31,632
Depreciation and amortization (Note F)	101,129	90,370	70,253
Taxes - other than income taxes (Note F)	50,230	44,629	43,394
Total Operating Expenses	834,593	891,834	767,565
Operating Income	114,127	90,165	79,156

Other Income and (Deductions), net (Note F)	3,339	12,896	11,133

Interest Charges, net
Interest on long-term debt	29,564	23,382	21,522
Other interest, net (Note F)	2,858	1,502	1,352
	32,422	24,884	22,874
Amortization of debt expense and redemption premiums	1,730	1,662	1,548
Total Interest Charges, net	34,152	26,546	24,422

Income Before Gain on Sale of Equity Investments, Income
Taxes, Equity Earnings and Discontinued Operations	83,314	76,515	65,867

Gain on Sale of Equity Investments (Note A)	-	-	18,908

Income Before Income Taxes, Equity Earnings and
Discontinued Operations	83,314	76,515	84,775

Income Taxes (Note E)	34,724	30,512	26,255

Income Before Equity Earnings and Discontinued Operations	48,590	46,003	58,520
Income (Loss) from Equity Investments	(205	690	196
Income from Continuing Operations	48,385	46,693	58,716
Discontinued Operations, Net of Tax (Note N)	(237	(1,996)	(123,880)

Net Income (Loss)	$48,148	$44,697	$(65,164)

Average Number of Common Shares Outstanding - Basic	25,114	24,986	24,441
Average Number of Common Shares Outstanding - Diluted	25,477	25,299	24,812

Earnings Per Share of Common Stock - Basic:
Continuing Operations	$1.93	$1.87	$2.41
Discontinued Operations	(0.01	(0.08)	(5.07)
Net Income (Loss)	$1.92	$1.79	$(2.66)

Earnings Per Share of Common Stock - Diluted:
Continuing Operations	$1.90	$1.85	$2.37
Discontinued Operations	(0.01	(0.08)	(5.00)
Net Income (Loss)	$1.89	$1.77	$(2.63)

Cash Dividends Declared per share of Common Stock	$1.728	$1.728	$1.728

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2008, 2007 and 2006
(Thousands of Dollars)

	2008	2007	2006

Net Income (Loss)	$48,148	$44,697	$(65,164)
Other comprehensive income (loss), net of tax:
Interest rate cap mark-to-market	28	29	(57)
Minimum pension liability	-	-	940
Other Comprehensive Income (Loss)	28	29	883
Comprehensive Income (Loss)	$48,176	$44,726	$(64,281)

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2008, 2007 and 2006
(Thousands of Dollars)

	2008	2007	2006
Cash Flows From Operating Activities
Net income	$48,148	$44,697	$(65,164)
Adjustments to reconcile net income
to net cash provided by operating activities:
(Gain) on sale of equity investments	-	-	(18,908)
Loss on settlements of divested businesses	-	1,650	-
Loss on sale of assets of discontinued operations held for sale	-	-	61,561
Goodwill impairment	-	-	85,004
Depreciation and amortization	82,186	71,007	51,081
Deferred income taxes	(7,331)	(4,250)	(3,077)
Stock-based compensation expense (Note A)	3,771	2,896	6,235
Pension expense	10,617	12,922	16,466
Deferred investment tax credits, net	(146)	(146)	(6,442)
Allowance for funds used during construction - equity	(2,420)	(2,167)	(2,128)
Excess generation service charge	(1,822)	4,656	(5,903)
Deferred Transmission (income) expense	(5,327)	(1,581)	4,049
Other non-cash items, net	3,250	(5,985)	(3,098)
Changes in:
Accounts receivable - net	5,478	(10,082)	(17,913)
Materials and supplies	(620)	(1,509)	(606)
Prepayments	(2,066)	1,758	(3,588)
Accounts payable	(6,379)	(3,110)	11,681
Interest accrued	860	2,140	(144)
Taxes accrued and refundable	18,910	11,613	(63,977)
Accrued pension	(288)	(4,350)	(247)
Accrued liabilities	4,059	(9,830)	10,901
Other assets	(8,458)	(5,055)	(15,777)
Other liabilities	(119)	(2,633)	9,089
Total Adjustments	94,155	57,944	114,259
Net Cash provided by Operating Activities	142,303	102,641	49,095

Cash Flows from Investing Activities
Proceeds from sale of Steel Point	-	4,600	10,300
Proceeds from Cross-Sound Cable Project	-	-	23,787
Proceeds from sale of equity investments	-	-	100,949
Proceeds from settlements of divested businesses	-	10,277	-
Proceeds from sale of assets of discontinued operations held for sale	-	-	13,225
Deferred payments in prior acquisitions	-	-	(18,490)
Related party note receivable	(35,543)	-	-
Non-utility minority interest investments, net	173	-	196
Plant expenditures including AFUDC debt	(215,728)	(246,224)	(78,752)
Dividends received from equity investments	-	-	2,850
Changes in restricted cash	(10,871)	162	137
Net Cash provided by (used in) Investing Activities	(261,969)	(231,185)	54,202

Cash Flows from Financing Activities
Issuances of common stock	2,652	1,324	16,457
Issuances of long-term debt	150,000	175,000	-
Payments on long-term debt	(129,286)	(78,286)	(4,286)
Notes payable - short-term, net	133,000	15,000	(29,483)
Payment of common stock dividend	(43,463)	(32,457)	(52,922)
Other	(277)	(631)	1,647
Net Cash provided by (used in) Financing Activities	112,626	79,950	(68,587)

Unrestricted Cash and Temporary Cash Investments:
Net change for the period	(7,040)	(48,594)	34,710
Balance at beginning of period	14,770	63,364	28,654
Balance at end of period	7,730	14,770	63,364

Cash paid during the period for:
Interest (net of amount capitalized)	$30,290	$21,177	$22,919
Income taxes	$46,074	$34,427	$23,950

Non-cash investing activity:
Plant expenditures included in ending accounts payable	$27,676	$30,992	$13,034

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET
December 31, 2008 and 2007

ASSETS
(In Thousands)

	2008	2007
Current Assets
Unrestricted cash and temporary cash investments	$7,730	$14,770
Restricted cash	11,074	203
Utility accounts receivable less allowance of $4,500 and $3,900, respectively	85,377	83,572
Other accounts receivable	8,477	14,339
Related party note receivable (Note H)	35,543	-
Unbilled revenues	50,123	42,910
Current regulatory assets	38,441	51,929
Materials and supplies, at average cost	3,871	3,250
Deferred income taxes	6,863	9,647
Refundable taxes, net	-	12,973
Prepayments	3,670	2,254
Other current assets	1,539	7,567
Current assets of discontinued operations held for sale	4,537	4,490
Total Current Assets	257,245	247,904

Other investments	10,307	13,821

Property, Plant and Equipment at original cost
In service	1,330,901	914,666
Less, accumulated depreciation	344,124	314,361
	986,777	600,305
Construction work in progress	86,811	278,061
Net Property, Plant and Equipment	1,073,588	878,366

Regulatory Assets (future amounts due from customers
through the ratemaking process)	723,079	616,966

Deferred Charges and Other Assets
Unamortized debt issuance expenses	6,644	7,219
Other long-term receivable	2,188	984
Contracts for differences (Note K)	8,649	9,846
Other	586	728
Total Deferred Charges and Other Assets	18,067	18,777

Long-term assets of discontinued operations held for sale	900	-

Total Assets	$2,083,186	$1,775,834

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET
December 31, 2008 and 2007

LIABILITIES AND CAPITALIZATION
(In Thousands)

	2008	2007
Current Liabilities
Line of credit borrowings	$148,000	$15,000
Current portion of long-term debt	55,286	104,286
Accounts payable	91,891	100,529
Dividends payable	10,904	10,834
Accrued liabilities	30,043	30,435
Current regulatory liabilities	18,709	18,647
Interest accrued	7,046	6,186
Taxes accrued	4,792	-
Purchase power contract obligation	-	19,899
Current liabilities of discontinued operations held for sale	5,467	5,040
Total Current Liabilities	372,138	310,856

Noncurrent Liabilities
Pension accrued	136,383	27,495
Connecticut Yankee contract obligation	22,721	25,086
Other post-retirement benefits accrued	48,671	36,076
Contracts for differences (Note K)	92,142	47,830
Other	4,375	6,075
Total Noncurrent Liabilities	304,292	142,562

Deferred Income Taxes (future tax liabilities owed
to taxing authorities)	298,824	313,812

Regulatory Liabilities (future amounts owed to customers
through the ratemaking process)	84,322	64,996

Commitments and Contingencies (Note J)

Capitalization (Note B)
Long-term debt	549,031	479,317

Common Stock Equity
Common stock	330,994	327,488
Paid-in capital	13,771	12,582
Capital stock expense	(2,170)	(2,170)
Unearned employee stock ownership plan equity	(712)	(1,662)
Accumulated other comprehensive loss	-	(28)
Retained earnings	132,696	128,081
Net Common Stock Equity	474,579	464,291

Total Capitalization	1,023,610	943,608

Total Liabilities and Capitalization	$2,083,186	$1,775,834

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
Consolidated Statement of Changes in Shareholders' Equity
December 31, 2008, 2007 and 2006
(Thousands of Dollars)

						Accumulated
				Capital	Unearned	Other
	Common Stock		Paid-in	Stock	ESOP	Comprehensive	Retained
	Shares (a)	Amount	Capital	Expense	Equity	Income (Loss)	Earnings	Total
Balance as of December 31, 2005	24,320,106	$306,699	$10,307	$(2,170)	$(3,562)	$(940)	$234,244	$544,578

Net loss for 2006							(65,164)
Cash dividends on common stock - $1.728 per share							(42,406)	(42,406)
Issuance of 580,700 shares common stock - no par value	489,369	16,684	513					17,197
Stock based compensation			4,189					4,189
Minimum pension liability adjustment (net of deferred tax expense of $623)						940		940
Interest rate cap mark-to-market (net of deferred tax benefit of $39)						(57)		(57)
Allocation of benefits - ESOP	46,567		354		950			1,304
Balance as of December 31, 2006	24,856,042	$323,383	$15,363	$(2,170)	$(2,612)	$(57)	$126,674	$460,581

Net income for 2007							44,697	44,697
Cash dividends on common stock - $1.728 per share							(43,290)	(43,290)
Issuance of 101,757 shares common stock - no par value	129,666	4,105	(5)					4,100
Stock based compensation			(3,181)					(3,181)
Interest rate cap mark-to-market (net of deferred tax benefit of $20)						29		29
Allocation of benefits - ESOP	46,567		405		950			1,355
Balance as of December 31, 2007	25,032,275	$327,488	$12,582	$(2,170)	$(1,662)	$(28)	$128,081	$464,291

Net income for 2008							48,148	48,148
Cash dividends on common stock - $1.728 per share							(43,533)	(43,533)
Issuance of 114,022 shares common stock - no par value	95,432	3,506	9					3,515
Stock based compensation			836					836
Interest rate cap mark-to-market (net of deferred tax benefit of $19)						28		28
Allocation of benefits - ESOP	46,567		344		950			1,294
Balance as of December 31, 2008	25,174,274	$330,994	$13,771	$(2,170)	$(712)	$-	$132,696	$474,579

(a) There were 75,000,000 shares authorized in both 2008 and 2007 and 30,000,000 shares authorized in 2006.

The accompanying Notes to Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A)  STATEMENT OF ACCOUNTING POLICIES

UIL Holdings Corporation (UIL Holdings) primarily operates its regulated utility business.  The utility business consists of the electric transmission and distribution operations of The United Illuminating Company (UI).  UI is also a 50-50 partner, together with NRG Energy, Inc., in GenConn Energy LLC, a project to build new peaking generation plants chosen by the DPUC to help address the state’s growing need for more power generation during the heaviest load periods.  UIL Holdings also has non-utility businesses consisting of an operating lease and passive minority ownership interest in an investment fund (both held by United Capital Investments, Inc. (UCI)), a heating and cooling facility and an entity that collects receivables, disburses payables and manages claims related to a divested mechanical contracting business.  The non-utility businesses also recently included (1) a minority ownership interest in Bridgeport Energy, LLC (BE) held by United Bridgeport Energy, Inc. (UBE) until the completion of the sale of that interest to an affiliate of Duke Energy on March 28, 2006, (2) UCI’s minority ownership interest in Cross-Sound Cable Company, LLC (Cross-Sound) until the completion of the sale of that interest to Babcock & Brown Infrastructure Ltd. on February 27, 2006 and (3) the operations of Xcelecom, Inc. (Xcelecom) until the substantial completion of the sale of that business effective December 31, 2006.  UIL Holdings is headquartered in New Haven, Connecticut, where its senior management maintains offices and is responsible for overall planning, operating and financial functions.

Accounting Records

The accounting records of UIL Holdings are maintained in conformity with accounting principles generally accepted in the United States of America (GAAP).

The accounting records for UI are also maintained in accordance with the uniform systems of accounts prescribed by the Federal Energy Regulatory Commission (FERC) and the DPUC.

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

Certain amounts reported in the Consolidated Balance Sheet and Consolidated Statement of Cash Flows in previous periods have been reclassified to conform to the current presentation.  Included in these amounts is the reclassification of cash from discontinued operations to continuing operations.  In addition, for 2007, these reclassifications resulted in a decrease of approximately $2.0 million in the amount reported as net cash provided by operating activities, an increase of approximately $2.0 in the amount reported as net cash provided by (used in) investing activities and did not impact the amount reported as net cash provided by (used in) financing activities.  For 2006, these reclassifications resulted in an increase of approximately $2.0 million in the amount reported as net cash provided by operating activities, a decrease of approximately $2.0 in the amount reported as net cash provided by (used in) investing activities and did not impact the amount reported as net cash provided by (used in) financing activities.

Regulatory Accounting

Generally accepted accounting principles for regulated entities in the United States of America allow UI to give accounting recognition to the actions of regulatory authorities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.”  In

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

UIL Holdings’ regulatory assets and liabilities as of December 31, 2008 and 2007 comprise the following:

	Remaining
	Amortization	December 31,
	Period	2008	2007
		(In Thousands)
Regulatory Assets:
Nuclear plant investments – above market	(a)	$334,279	$354,724
Income taxes due principally to book-tax differences	(b)	52,859	58,843
Long-term purchase power contracts–above market	(f)	-	19,899
Connecticut Yankee	7 years	22,721	25,086
Unamortized redemption costs	13 to 25 years	15,312	16,115
Stranded cost recovery	(a)	34,337	54,760
Pension and other post-retirement benefit plans	(c)	199,197	87,434
Contracts for differences	(d)	88,309	40,882
Other	(b)	14,506	11,152
Total regulatory assets		761,520	668,895
Less current portion of regulatory assets		38,441	51,929
Regulatory Assets, Net		$723,079	$616,966

Regulatory Liabilities:
Accumulated deferred investment tax credits	34 years	$5,197	$5,344
Deferred gain on sale of property	(a)	37,798	37,579
Middletown/Norwalk local network service offset	42 years	24,261	6,637
Excess generation service charge	(e)	13,855	15,677
Asset removal costs	(b)	2,258	2,817
Other	(b)	19,662	15,589
Total regulatory liabilities		103,031	83,643
Less current portion of regulatory liabilities		18,709	18,647
Regulatory Liabilities, Net		$84,322	$64,996

(a) Amortization currently scheduled to end in 2013 in accordance with projected CTA amortization
(b) Amortization period and/or balance varies depending on the nature, cost of removal and/or remaining life of the underlying assets/liabilities
(c) Balance is recalculated each year, in accordance with SFAS 158 (Note G)
(d) This balance fluctuates based upon quarterly market analysis (Note K)
(e) This balance fluctuates based upon annual GSC rates and the resulting income or loss
(f) Contract terminated in December 2008

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

UI accrues for estimated costs of removal for certain of its plant-in-service.  Such removal costs are included in the approved rates used to depreciate these assets.  At the end of the service life of the applicable assets, the accumulated depreciation in excess of the historical cost of the asset provides for the estimated cost of removal.  In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” UI’s accrued costs of removal have been recorded as a regulatory liability.  Accrued costs of removal as of December 31, 2008 and 2007 totaled $2.1 million and $2.8 million, respectively.

UIL Holdings’ property, plant and equipment as of December 31, 2008 and 2007 were comprised as follows:

	2008	2007
	(In Thousands)
Utility:
Transmission plant	$479,858	$150,302
Distribution plant	661,937	606,222
General plant	82,062	76,328
Software	81,037	78,093
Land	23,670	1,586
Other plant	255	53
Subtotal	1,328,819	912,584
Non-utility business units	2,082	2,082
Total property, plant & equipment	1,330,901	914,666
Less accumulated depreciation
Utility	342,150	312,511
Non-utility business units	1,974	1,850
Subtotal accumulated depreciation	344,124	314,361
	986,777	600,305
Construction work in progress	86,811	278,061
Net property, plant & equipment	$1,073,588	$878,366

Allowance for Funds Used During Construction (AFUDC)

In accordance with the uniform systems of accounts, the Company capitalizes AFUDC, which represents the approximate cost of debt and equity capital devoted to plant under construction.  The portion of the allowance applicable to borrowed funds and the allowance applicable to equity funds are presented as other income in the Consolidated Statement of Income.  Although the allowance does not represent current cash income, it has historically been recoverable under the ratemaking process over the service lives of the related properties.  Weighted-average AFUDC rates in effect for 2008, 2007 and 2006 were 6.89%, 6.78% and 6.75%, respectively.

Depreciation

Provisions for depreciation on utility plant for book purposes are computed on a straight-line basis, using estimated service lives.  For utility plant other than software, service lives are determined by independent engineers and subject to review and approval by the DPUC.  Software service life is based upon management’s estimate of useful life.  The aggregate annual provisions for depreciation for the years 2008, 2007 and 2006 were approximately 3.5%, 4.0%, and 3.8%, respectively, of the original cost of depreciable property.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

Under FIN No. 48, UIL Holdings may recognize the tax benefit of an uncertain tax position only if management believes it is more likely than not that the tax position will be sustained on examination by the taxing authority based upon the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based upon the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  UIL Holdings adopted the provisions of FIN No. 48 on January 1, 2007 and did not recognize any additional liability for unrecognized tax benefits, or accrue any interest or penalties associated with uncertain tax benefits, as of January 1, 2007.  During 2007 and 2008, UIL Holdings did not recognize any increase in unrecognized tax benefits as a result of positions taken during this period or for those positions taken in any prior period.  As a result, as of December 31, 2008, UIL Holdings did not have any unrecognized tax benefits.  The Company is not aware of any event that could occur in the next twelve months that would cause the amount of unrecognized tax benefits to increase significantly.

UIL Holdings’ policy is to recognize interest accrued and penalties associated with uncertain tax positions as a component of operating expense.  During the years 2008, 2007, and 2006, no interest or penalties associated with uncertain tax positions was recognized and as of December 31, 2008 and 2007 no interest or penalties are reflected in the Consolidated Balance Sheet.

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

Restricted Cash

UI’s restricted cash at December 31, 2008, totaled $11.0 million, of which approximately $10.8 million related to certain retention amounts concerning the Middletown/Norwalk Transmission Project (the “Project) which have been withheld by UI and will remain in place until the completion of the Project and verification of fulfillment of

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

contractor obligations and $0.2 million related to self-insurance at UI.  UI’s restricted cash totaled $0.2 million at December 31, 2007, related to self-insurance.

Equity Investments

UI’s investment in the Connecticut Yankee Atomic Power Company (Connecticut Yankee), a retired nuclear generating company in which UI has a 9.5% stock interest, is accounted for on an equity basis.  This net investment amounted to $1.2 million and $1.4 million at December 31, 2008 and 2007, respectively.  UI received a dividend from Connecticut Yankee of $0.6 million in 2007 and a stock redemption of $2.8 million in 2006.  The Connecticut Yankee nuclear unit was retired in 1996 and has been decommissioned.  See Note (J), “Commitments and Contingencies - Connecticut Yankee Atomic Power Company.”

In February 2006, UCI completed the sale of its ownership interest in Cross-Sound.  UCI received proceeds of $29.9 million for its $11.4 million investment in Cross-Sound.  Excluding transaction costs, UCI recognized a pre-tax gain on the sale of approximately $18.5 million.

In March 2006, UBE completed the sale of its ownership interest in BE.  UBE received proceeds of $71 million for its $70.6 million investment in BE.  Excluding transaction costs, UBE recognized a pre-tax gain on the sale of approximately $0.4 million.

These gains on the sale of ownership interests are included in gain on sale of equity investments on the UIL Consolidated Statement of Income (Loss).

In February 2008, UI and an NRG affiliate formed GenConn Energy LLC (GenConn), a 50-50 partnership, for the purpose of constructing peaking generation in Connecticut.  UI’s investment in GenConn is being accounted for as an equity investment, the carrying value of which is immaterial as of December 31, 2008.

Goodwill and Other Intangible Assets

In 2006, a pre-tax goodwill impairment charge of $85.0 million was recorded based on UIL Holdings’ intent to divest its wholly-owned subsidiary, Xcelecom, and estimates of fair value as determined by indicative third party bids.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS No. 144), the impairment is included in discontinued operations.  See below, “Note (A) - Discontinued Operations / Assets Held For Sale.”  As of December 31, 2008 and 2007, UIL Holdings had no remaining goodwill recorded on its Consolidated Balance Sheet.

Pension and Other Postretirement Benefits

UIL Holdings accounts for pension plan costs and other postretirement benefits, consisting principally of health and life insurance, in accordance with the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits,” an amendment of FASB No. 87, 88, 106 and 132(R).  See – Note (G), Pension and Other Benefits.”

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

SFAS No. 144 also requires that rate-regulated companies recognize an impairment loss when a regulator excludes all or part of a cost from rates, even if the regulator allows the company to earn a return on the remaining costs allowed.  Under this standard, the probability of recovery and the recognition of regulatory assets under the criteria of SFAS No. 71 must be assessed on an ongoing basis.  As described in “Accounting for Regulated Public Utilities – SFAS No. 71” earlier in this section, determination that certain regulatory assets no longer qualify for accounting as such could have a material impact on the financial condition of both UI and UIL Holdings.  At December 31, 2008, UI, as a rate-regulated entity, did not have any assets that were impaired under this standard.

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

In April 2006, UIL Holdings classified its wholly-owned subsidiary, Xcelecom as held for sale.  Certain Xcelecom subsidiaries no longer meet the criteria of SFAS No. 144, and as such, the assets and liabilities and results of operations of those entities have been reclassified to continuing operations in UIL Holdings’ Consolidated Balance Sheet at December 31, 2008 and December 31, 2007, and Consolidated Statement of Income for the years ended December 31, 2008, 2007 and 2006, respectively.

Major classes of assets and liabilities of the discontinued operations of Xcelecom consist of: current assets of $4.5 million, consisting primarily of receivables and prepaid insurance; and current liabilities of $5.5 million, consisting mainly of accrued insurance payables.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Earnings per Share

The following table presents a reconciliation of the basic and diluted earnings per share calculations for the years 2008, 2007 and 2006:

	Income Applicable to	Average Number of	Earnings
	Common Stock	Shares Outstanding	per Share
	(In Thousands, except per share amounts)
2008
Income from Continuing Operations	$48,385	25,114	$1.93
Discontinued Operations, Net of Tax	(237)	25,114	(0.01)
Net Income	48,148	25,114	1.92
Effect of Dilutive Securities (1)	-	363	(0.03)
Diluted Earnings	$48,148	25,477	$1.89

2007
Income from Continuing Operations	$46,693	24,986	$1.87
Discontinued Operations, Net of Tax	(1,996)	24,986	(0.08)
Net Income	44,697	24,986	1.79
Effect of Dilutive Securities (1)	-	313	(0.02)
Diluted Earnings	$44,697	25,299	$1.77

2006
Income from Continuing Operations	$58,716	24,441	$2.41
Discontinued Operations, Net of Tax	(123,880)	24,441	(5.07)
Net Income	(65,164)	24,441	(2.66)
Effect of Dilutive Securities (1)	-	371	(0.03)
Diluted Earnings	$(65,164)	24,812	$(2.63)

(1)
Reflecting the effect of dilutive stock options, performance shares and restricted stock.  Dilutive securities diluted earnings from continuing operations by $0.03, $0.02 and $0.04 per share in 2008, 2007 and 2006, respectively.  Dilutive securities did not dilute the loss from discontinued operations in 2008 or 2007 but did dilute the loss from discontinued operations by $0.07 per share in 2006.

Stock options to purchase 316,035 shares of common stock were outstanding during 2008, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares during such period.  All stock options to purchase shares of common stock outstanding were included in the computation of diluted earnings per share for the years ended December 31, 2007 and 2006.

Stock-Based Compensation

Under the UIL Holdings 1999 Amended and Restated Stock Plan (Plan), UIL Holdings implemented a performance-based long-term incentive arrangement pursuant to which certain members of management have the opportunity to earn a pre-determined number of performance shares, the number of which is predicated upon the achievement of various pre-defined performance measures.  These performance shares vest at the end of the three-year cycle with the actual issuance of UIL Holdings’ common stock in respect of such shares following the end of each three-year cycle.  A new three-year cycle begins in January of each year.  UIL Holdings records compensation expense for these performance shares ratably over the three-year period, except in the case of retirement-eligible employees, for whom compensation expense is immediately recognized in accordance with SFAS No. 123 (Revised), “Share-Based Payment” (SFAS No. 123R), based on the value of the expected payout at the end of each year relative to the performance measures achieved.  An additional $0.5 million of compensation expense was recorded in the first quarter of 2008 with respect to retirement-eligible employees based on the application of SFAS No. 123R retirement-eligible

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

provisions. A target amount of 73,450 performance shares were granted in March 2008; the average of the high and low market price on the date of grant was $30.115 per share.  In March 2008, 37,707 vested shares were issued to members of management and receipt of 14,377 vested shares was deferred.  The number of deferred shares that ultimately will be issued is subject to the personal income tax elections of the applicable employees.

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

In March 2008, UIL Holdings granted a total of 31,528 shares of restricted stock to non-executive directors under the Plan; the average of the high and low market price on the date of grant was $30.115 per share.  In October 2008, UIL Holdings granted 669 shares of restricted stock to a non-executive director under the Plan; the average of the high and low market price on the date of grant was $34.77 per share.  Compensation expense for this restricted stock is recorded ratably over the three-year vesting period for such restricted stock.  In March 2008, 22,000 shares of previously-granted restricted stock grants to directors vested, of which 10,000 shares were issued to directors who did not elect to have their vested shares deferred.

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

Compensation expense of $1.1 million, $0.8 million and $0.7 million, was recognized for the years ended December 31, 2008, 2007 and 2006, respectively, related to the aforementioned restricted stock.

As of December 31, 2008 and 2007, UIL Holdings had 133,738 and 97,474 shares and deferrals of restricted stock with a weighted average grant price of $31.35 per share and $31.21 per share, respectively.  In 2008, 14,692 shares of restricted stock previously granted to executives and directors vested, for which there was no intrinsic value.  In 2007, 23,849 of such shares vested, for which the intrinsic value was $0.2 million.

New Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (SFAS No.141 (R)).  SFAS No. 141 (R) is a revision of SFAS No. 141, but retains the fundamental requirements that the acquisition method of accounting (purchase method) be used for all business combinations.  SFAS No. 141 (R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS No. 141 (R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired to be measured at fair value at the acquisition date.  In addition, acquisition related costs must be expensed in the periods in which the costs are incurred and the services received.  SFAS No. 141 (R) is effective for fiscal years beginning on or after December 15, 2008 and is not expected to have an impact on UIL Holdings’ Consolidated Balance Sheet, Consolidated Statement of Income or Consolidated Statement of Cash Flows.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Also in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements,” an amendment to Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (SFAS No. 160).  SFAS No. 160 requires noncontrolling interest or “minority interest” to be clearly identified in the equity section of the Consolidated Balance Sheet, and income attributable to the noncontrolling interest be presented separately on the face of the Consolidated Statement of Income (Loss).  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and is not expected to have an impact on UIL Holdings’ Consolidated Balance Sheet, Consolidated Statement of Income or Consolidated Statement of Cash Flows.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  SFAS No. 161 is an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  This statement impacts future disclosures and is not expected to have a material impact on UIL Holdings’ Consolidated Balance Sheet, Consolidated Statement of Income or Consolidated Statement of Cash Flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  SFAS No. 162 became effective in November 2008.  This statement did not have a material impact on UIL Holdings’ Consolidated Balance Sheet, Consolidated Statement of Income or Consolidated Statement of Cash Flows.

In December 2008, the FASB issued FASB Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP FAS 132(R)-1) which amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Plan Assets of a defined benefit pension or other postretirement Plan”.  FSP FAS 132(R)-1 requires enhanced disclosures about postretirement benefit plan assets and is effective for fiscal years ending after December 31, 2009.  This statement is not expected to have a material impact on UIL Holdings’ Consolidated Balance Sheet, Consolidated Statement of Income or Consolidated Statement of Cash Flows.

B)  CAPITALIZATION

Common Stock

UIL Holdings had 25,274,026 shares of its common stock, no par value, outstanding at December 31, 2008 and 25,160,004 shares of its common stock, no par value, outstanding at December 31, 2007, of which (1) 34,926 shares and 81,493 shares were unallocated shares held by UI’s 401(k)/Employee Stock Ownership Plan (KSOP) as of December 31, 2008 and 2007, respectively, and (2) 64,445 shares and 46,236 shares were shares of restricted stock as of December 31, 2008 and 2007, respectively.  The unallocated shares held by the KSOP and shares of restricted stock are not recognized as outstanding for purposes of calculating basic earnings per share.

UI has an arrangement under which it loaned $11.5 million to the KSOP.  Prior to the formation of UIL Holdings, the trustee for the KSOP used the funds to purchase 547,167 shares of UI common stock in open market transactions.  On July 20, 2000, effective with the formation of a holding company structure, unallocated shares held by the KSOP were converted into shares of UIL Holdings’ common stock.  The shares will be allocated to employees’ KSOP accounts, as the loan is repaid, to cover a portion of the required KSOP contributions.  Compensation expense is recorded when shares are

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

committed to be allocated based on the fair market value of the stock.  The loan will be repaid by the KSOP over a 12-year period ending October 1, 2009, using employer contributions and UIL Holdings’ dividends paid on the unallocated shares of the stock held by the KSOP.  Dividends on allocated shares are charged to retained earnings.  As of December 31, 2008, 34,926 shares, with a fair market value of $1.1 million, had been purchased by the KSOP and had not been committed to be released or allocated to KSOP participants.

In May 2008, shareowners approved the 2008 Stock and Incentive Compensation Plan (the 2008 Plan), which was approved by the Board of Directors in March 2008.  The 2008 Plan replaces the UIL Holdings 1999 Amended and Restated Stock Plan with respect to new grants.  Under the 2008 Plan, a total of 613,677 shares are available for new grants, including 550,000 newly approved shares and 63,677 shares which were previously approved for grants under the 1999 Plan but, were not issued.

Stock option transactions for 2008, 2007 and 2006 are as follows:
			Average
	Number	Option Price	Exercise
	of Options	per Share	Price
Balance - December 31, 2005	958,547	$21.68-$34.56	$29.50
Granted	94,387 (1)	32.98	$32.98
Forfeited	(13,888)	21.68	$21.68
Exercised	(580,700)	$21.68-$34.56	$35.12
Balance – December 31, 2006	458,346	$21.68-$34.52	$31.40
Granted	-	N/A	N/A
Forfeited	-	N/A	N/A
Exercised	(1,098)	$24.20-$28.12	$27.51
Balance – December 31, 2007	457,248	$21.68-$34.52	$31.40
Granted	-	N/A	N/A
Forfeited	(7,500)	N/A	N/A
Exercised	(46,276)	$21.68-$27.11	$25.19
Balance – December 31, 2008	403,472	$21.68-$34.52	$32.07

Exercisable at December 31, 2006	451,865	$21.68-$34.52	$31.40
Exercisable at December 31, 2007	454,470	$21.68-$34.52	$31.41
Exercisable at December 31, 2008	403,472 (2)	$21.68-$34.52	$32.07

(1)  One-third of the options granted become exercisable on each of the first three anniversaries of the grant date, with the exception of reload grants, for which the entire grant becomes exercisable six months from the grant date.

(2) The intrinsic value of exercisable stock options at December 31, 2008 was $0.4 million.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The fair values of stock options granted have been estimated on the date of grant using the binomial option-pricing model using the weighted-average assumptions below.  The binomial option-pricing model is appropriate for valuing options on stocks with significant dividend yields, such as UIL Holdings.

	2008	2007	2006
Risk-free interest rate	N/A	N/A	5.08%
Expected volatility	N/A	N/A	19.31%
Expected lives	N/A	N/A	7.06 years
Expected dividend yield	N/A	N/A	5.65%

The weighted-average fair value of options granted during 2006 was $4.94.  As of December 31, 2008, 2007 and 2006, the weighted-average remaining contractual lives for those options outstanding were 2.5 years, 3.2 years, and 4.2 years, respectively.

As of December 31, 2008, total stock option compensation costs, performance share costs and restricted stock costs related to non-vested awards not yet recognized was an immaterial amount, $1.8 million and $1.8 million, respectively.  The weighted-average period over which the stock option compensation costs, performance-share cost and restricted stock cost will be recognized is 5 months, 12 months and 15 months, respectively.

Cash received from options exercised under all share-based payment arrangements for the years ended December 31, 2008, 2007 and 2006, was $1.2 million, an immaterial amount and $13.6 million, respectively.  The actual tax benefit realized for the tax deductions from the exercises totaled $0.2 million, an immaterial amount and $2.5 million, respectively.

The non-employee directors’ shares issued for services rendered are  drawn from the Non-Employee Director Common Stock and Deferred Compensation Plan or the 2008 Stock and Incentive Compensation Plan.   Employee performance shares and options have previously been drawn from the 1999 Amended and Restated UIL Holdings Corporation Stock Plan and are expected to be drawn from the 2008 Stock and Incentive Compensation Plan beginning in 2009.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Long-Term Debt
	December 31,
	2008	2007
	(In Thousands)
Pollution Control Revenue Refunding Bonds:
3.00%, 1996 Series, due June 1, 2026 (1)	$7,500	$7,500
3.65%, 1997 Series, due July 1, 2027 (2)	27,500	27,500
3.50%, 1997 Series, due July 1, 2027 (3)	71,000	71,000
3.90%, 1999 Series, due December 1, 2029 (4)	-	25,000
Auction Rate, 2003 Series, due October 1, 2033 (5)	64,460	64,460

Notes:
3.95% Senior Notes, due December 9, 2008	-	100,000
4.89% Senior Notes, Series B, due December 12, 2009	51,000	51,000
7.23% Senior Notes, Series A, due February 15, 2011	12,857	17,143
7.38% Senior Notes, Series B, due February 15, 2011	45,000	45,000
6.06% Senior Notes, Series A, due September 5, 2017	40,000	40,000
6.06% Senior Notes, Series B, due December 6, 2017	30,000	30,000
6.46% Senior Notes, Series A, due November 3, 2018	50,000	-
6.51% Senior Notes, Series B, due December 1, 2018	50,000	-
6.61% Senior Notes, Series C, due December 1, 2020	50,000	-
6.26% Senior Notes, Series C, due September 5, 2022	44,000	44,000
6.26% Senior Notes, Series D, due December 6, 2022	33,000	33,000
6.51% Senior Notes, Series E, due September 5, 2037	16,000	16,000
6.51% Senior Notes, Series F, due December 6, 2037	12,000	12,000
Long-Term Debt	$604,317	$583,603
Less: Current portion of long-term debt	55,286	104,286
Net Long-Term Debt	$549,031	$479,317

(1)
The interest rate on these Bonds was fixed at 3.00% on February 1, 2004 for a five-year period ending February 1, 2009.  On February 2, 2009, these Bonds were remarketed, and the interest rate was set at 5.75% for a three-year period ending February 1, 2012.

(2)	The interest rate on these Bonds was fixed at 3.65% on February 1, 2005 for a five-year period ending February 1, 2010.
(3)
The interest rate on these Bonds was fixed at 3.50% on February 2, 2004 for a five-year period ending February 1, 2009.  On February 2, 2009, these Bonds were remarketed, and the interest rate was set at 7.125% for a three-year period ending February 1, 2012.

(4)
The interest rate on these Bonds was fixed at 3.25% on February 5, 2003 for a four-year, 10-month period ending December 3, 2007.  On December 3, 2007, the interest rate was reset from 3.25% to 3.90% for a one-year period ending December 1, 2008.  On December 1, 2008, UI purchased the Bonds.  See the discussion below for additional information on the Bonds.

(5)
The interest rate on these Bonds is reset through an auction held every 35 days.  On March 9, 2006, UI entered into an interest rate cap (rate cap) transaction to mitigate interest rate risk.  On December 31, 2008, the interest rate on the Bonds was 3.65%.

The expenses to issue long-term debt are deferred and amortized over the life of the respective debt issue or the fixed interest-rate period in the case of Pollution Control Revenue Refunding Bonds.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Maturities and mandatory redemptions/repayments are set forth below:

	2009	2010	2011	2012	2013
(In Thousands)
Maturities	$55,286	$4,286	$49,285	$-	$-

On December 1, 2008, UI purchased the 3.90%, 1999 Series A, due December 1, 2029, Pollution Control Refunding Revenue Bonds in the principal amount outstanding of $25 million that were subject to mandatory tender.  These Bonds are insured by Ambac Assurance Corporation (Ambac).  Conditions in the municipal bond market are unfavorable with respect to bonds insured by Ambac and certain other insurers.  UI has filed an application with the DPUC requesting approval to redeem the bonds that are currently insured by Ambac and issue replacement bonds without insurance in order to afford UI flexibility in the municipal bond market.  UI’s plans for such a transaction, if approved by the DPUC, are dependent upon municipal bond market conditions.  For further information, refer to Part I, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” and Note (C), “Regulatory Proceedings.”

In March 2006, UI entered into an interest rate cap (rate cap) transaction to mitigate interest rate risk with respect to the $64.5 million principal amount of Pollution Control Refunding Revenue Bonds, 2003 Series, due October 1, 2033, issued by the Business Finance Authority of the State of New Hampshire (Auction Rate Bonds).  The Auction Rate Bonds are currently in an auction rate mode by which the interest rate is established at auction every 35 days.  When there are insufficient clearing bids as a result of an auction, the interest rate will be set at a rate equal to the one-month London Interbank Offering Rate (LIBOR) times a multiple of 125% to 225%, based on the credit rating on the Auction Rate Bonds assigned by Moody’s or Standard & Poor’s (S&P).  The rate cap was set at 3.68% and became effective March 30, 2006.  It will terminate on August 5, 2009.  If the average of the index for the calculation period exceeds the rate cap, UI will be paid an amount based on such difference.  In September 2008, the rate cap became ineffective and no longer qualifies for hedge accounting treatment.  Any amounts previously recognized as other comprehensive income (loss), when the rate cap qualified for hedge accounting treatment, are being reversed.  UI paid $0.6 million to enter into the rate cap transaction, which is being amortized over the life of the rate cap based upon quarterly fair market value analysis.

On July 29, 2008, UI entered into a Note Purchase Agreement (the Agreement) with a number of institutional accredited investors providing for the sale to such investors of senior unsecured notes in the aggregate principal amount of $150 million.  On November 3, 2008, UI issued 6.46% Senior Notes, Series A, due November 3, 2018, in the principal amount outstanding of $50 million, and on December 1, 2008, UI issued (1) 6.51% Senior Notes, Series B, due December 1, 2018, in the principal amount outstanding of $50 million, and (2) 6.61% Senior Notes, Series C, due December 1, 2020, in the principal amount outstanding of $50 million.   Under the agreement, UI is subject to certain covenants, including the requirement to maintain a ratio of consolidated indebtedness to consolidated capitalization of not greater than 65%.  In addition, the Agreement describes typical events of default, including the situation in which UI defaults on indebtedness in the aggregate principal amount of at least $10 million due to (1) a default in payment or payments due on such indebtedness, or (2) default in the performance of or compliance with any term or condition of such indebtedness, which could result in the requirement that such indebtedness be repaid, or (3) the occurrence of any event or condition, which could require the purchase or repayment of such indebtedness prior to maturity.

 (C)  REGULATORY PROCEEDINGS

Department of Public Utility Control (DPUC)

2008 Rates

On December 12, 2007, the DPUC issued a letter ruling to address changes to all of UI’s rate components effective as of January 1, 2008.  The letter ruling approved requested changes to UI’s distribution charges (pursuant to the DPUC’s

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

decisions resulting from the 2005 Rate Case) as well as changes to UI’s transmission, CTA, SBC. C&LM, REI, and Non-Bypassable Federally Mandated Congestion Charge (NBFMCC).  Because a decision in UI’s semi-annual NBFMCC filing (discussed below) was scheduled for later than January 1, 2008, changes to NBFMCC rates included projected 2008 expenses as reflected in UI’s semi-annual filing.  This permitted all rate components to be established by the DPUC in one proceeding.  The letter ruling also approved GSC rates for each of the six-month periods from January 1, 2008 through June 30, 2008 and July 1, 2008 through December 31, 2008, respectively and last resort service GSC rates from January 1, 2008 through March 31, 2008 time period.  For a typical Rate R residential customer using 700 kWh per month, the rate changes on January 1, 2008 resulted in an increase of $2.75 per month, or 1.8%.

2008 Rate Case

On August 8, 2008, UI filed an application with the DPUC requesting an increase in distribution rates.  The filing, including subsequent updates and revisions was designed to produce additional revenues of approximately $60 million in 2009 and an incremental $30 million in 2010.  Despite substantial efforts to control expenses, UI requested the rate increase due to lower sales, higher uncollectible expense, higher pension expense resulting from reduced value of pension assets and increased required capital projects to meet UI’s public service obligations.  The DPUC issued its final decision on February 4, 2009, the results of which included a $6.13 million revenue increase for 2009, compared to 2008.  Taken together with the revenue increase for 2009 resulting from the 2005 Rate Case, which increase went into effect January 1, 2009, UI will be returning approximately $0.97 million to ratepayers through a one-time adjustment in April 2009.  The 2009 decision provides for an allowed distribution return on equity of 8.75%, a decrease from 9.75% allowed in the 2005 Rate Case, and a capital structure of 50% equity and 50% debt compared to 48% equity and 52% debt in the 2005 Rate Case.  The decision continues the prior earnings sharing mechanism structure, applying to the new 8.75% allowed return, whereby 50% of the excess earnings over the allowed level is returned to customers and 50% is retained by UI.  The 50% customer portion would be returned by a bill surcredit.  The decision did not complete final revenue requirements for 2010, pending a review of updated pension expense for 2010 based upon December 31, 2009 valuation.  Absent a change in pension expense for 2010, the Decision sets forth an increase in distribution revenue requirements of approximately $19.14 million for 2010.

The February 2009 decision also included the establishment of a $10.2 million regulatory asset to address a portion of the actual increase in pension expense for 2009 and 2010, a provision for decoupling of distribution revenues from sales, the 2010 pension adjustment (noted above), and a  partial reconciliation for the as-issued cost of new debt.  UI is currently evaluating the operation and impact of these various provisions.

On February 18, 2009, UI filed a request for reconsideration with the DPUC regarding clarification on various technical issues related to the interest rate tracker, the full decoupling provision and other clarifications and mathematical corrections.

2009 Rates

In December 2008, the DPUC issued a letter ruling to address changes to all of UI’s rate components effective as of January 1, 2009.  The letter ruling approved requested changes to UI’s distribution charges as well as changes to UI’s transmission, Systems Benefits Charges (SBC), and Non-Bypass able Federally Mandated Congestion Charge (NBFMCC).  The letter ruling also approved Generation Services Charge (GSC) rates for the twelve-month period from January 1, 2009 through December 31, 2009, and last resort service GSC rates for the January 1, 2009 through March 31, 2009 time period.  UI expects a separate letter ruling issued in February 2009, approving last resort service GSC rates for the April 1, 2009 through June 30, 2009 time period.  As discussed in the 2008 Rate Case section above, a one-time adjustment of approximately $0.97 million will be returned to ratepayers in April 2009.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Approval of the Issuance of Debt

In April 2007, UI filed an application with the DPUC regarding its financing plan for the period from 2007 through 2009.  UI received approval from the DPUC to issue not more than $375 million principal amount of debt securities (the Proposed Notes) at interest rates representing a maximum authorized spread of 250 basis points above the comparable U.S. Treasury rate.  The proceeds from the sales of the Proposed Notes may be used by UI for the following purposes: (1) to refinance $225 million principal amount of maturing existing debt; (2) to finance capital expenditures; (3) for general corporate purposes; (4) to repay short-term borrowings incurred to temporarily fund these requirements; and (5) to pay issuance costs related to the Proposed Notes.  UI issued $150 million and $175 million of debt in 2008 and 2007 respectively.  Since that time, the financial markets have experienced volatility and tightening credit conditions, and, although the ten-year U.S. Treasury security rate has declined, investor requirements have resulted in higher credit spreads over the comparable U.S. Treasury security rate.  On April 11, 2008, UI filed a motion to reopen the docket for the limited purpose of requesting an increase in the amount of the maximum authorized credit spread above the comparable U.S. Treasury rate from 250 basis points to 400 basis points.  On May 28, 2008, the DPUC granted UI’s request to increase the maximum authorized credit spread to 400 basis points above the comparable U.S. Treasury rate.  On November 3, 2008, UI issued $50 million principal amount of Series A Senior Notes and issued $100 million principal amount of Series B and Series C Senior Notes on December 1, 2008.

On February 18, 2009 the DPUC approved an application filed by UI to afford UI additional flexibility to market outstanding tax-exempt bonds in the municipal bond market.  Specifically, UI requested approval to redeem and reissue, without insurance, $25 million, $27.5 million and $64.46 million principal amount of tax-exempt bonds outstanding that are currently insured by Ambac Assurance Corporation (Ambac).  UI’s plans for such a transaction are dependent upon municipal bond market conditions.  For further information, refer to Part I, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

Generation

In October 2007, UI entered into a joint development agreement (the Agreement) with NRG  pursuant to which UI and an NRG affiliate formed GenConn Energy LLC (GenConn), a 50-50 partnership, and agreed to work together on an exclusive basis to develop and submit to the DPUC a joint proposal to construct peaking generation in Connecticut.  In its June 25, 2008 decision, the DPUC selected three peaking generation projects from among several projects proposed by various docket participants to help address the state’s growing need for more power generation during the heaviest load periods.

A peaking generation project with a nominal capacity of 200 megawatt (“MW”) to be built at NRG’s existing Devon plant in Milford and proposed by GenConn was among the three projects selected.  The peaking plant will be owned by GenConn and it is scheduled to be in operation by June 1, 2010.  On August 4, 2008, GenConn signed a contract for differences (“CfD”) with The Connecticut Light & Power Company (CL&P).  The cost of the contract will be paid by customers and will be subject to a cost-sharing agreement whereby 20% of the cost is borne by UI customers and 80% by CL&P customers.

GenConn also proposed a project consisting of building new peaking generation with a nominal capacity of 200 MW at NRG’s existing plant in Middletown, CT (the “Middletown Project”).  The DPUC designated the Middletown Project as an alternative in the event that the project proposed by Bridgeport Energy II, LLC (“BEII”) and selected by the DPUC did not go forward.  On October 3, 2008, BEII withdrew its proposal from further consideration by the DPUC.  On October 6, 2008, GenConn executed a CfD with CL&P relating to the Middletown Project.  The contract is subject to the same cost-sharing agreement whereby 20% of the cost is borne by UI customers and 80% by CL&P customers.  The new plant in Middletown is scheduled to be in commercial operation by June 1, 2011.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

As a result of changed market conditions and better cost information, GenConn estimates that project costs, including financing costs, may increase over the proposal it had originally submitted to the DPUC.  The increase is driven primarily by increased financing costs and the cost to build interconnection facilities at the Middletown site.  Financing costs and interconnection cost are considered pass-through costs and GenConn expects to recover these costs in its future rates as determined by DPUC.

Other

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

In June 2008, the State of Connecticut defeased outstanding rate reduction bonds which were originally issued by the state in 2004 for the purpose of securitizing a portion of customer revenues intended for the C&LM and REI funds.  Prior to the defeasance, debt servicing for these bonds was provided for through a reduction to the C&LM and REI charges and a corresponding increase in the CTA charge on customers’ bills.  The defeasance of these bonds restores approximately $6.5 million of annual revenues to UI which are specifically designated for the C&LM and REI funds to be utilized for C&LM or REI expenditures.

Pension and Postretirement Expenses

In February 2007, the Internal Revenue Service (IRS) mandated a change in the mortality tables utilized for certain ERISA-related liability calculations, effective January 1, 2007.  As a result, UI made a corresponding change to its mortality table assumption used to determine pension and postretirement expense for accounting purposes.  This change resulted in an increase to pension and postretirement expenses of approximately $2.3 million annually.  In its 2005 Rate Case, UI requested regulatory asset treatment for the increase in pension and postretirement expenses if, and when, the IRS mandated a change in the mortality tables during the 2006 to 2009 period.  On August 1, 2007, in response to a UI request for clarification, the DPUC confirmed that it would be appropriate for UI to set up a regulatory asset for the change in such expenses resulting from the use of the new mortality tables.  As of December 31, 2008, UI has deferred approximately $4.1 million of pension and postretirement expense and has set up a regulatory asset, reflecting the increase in costs.  In the final decision in the 2008 Rate Case, the DPUC approved the recovery of these expenses over a four-year period beginning in 2009.

Legislation & Regulation

Background

From time to time, state legislation impacts the operation of the electric utility industry in Connecticut.  The electric industry in Connecticut was significantly restructured commencing in 1998 with the passage of Public Act 98-28.  Legislation enacted since then (as described below) continues to address various energy issues.  There was no significant legislation passed in 2008 concerning the utility industry.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Electric Restructuring  As a result of Public Act 98-28, Public Act 03-135, as amended in part by Public Act 03-221, Public Act 05-1 (June Special Session), and Public Act 07-242  (collectively, the Restructuring Legislation), UI’s distribution and transmission rates are “unbundled” on customers’ bills, which also include separate charges for the competitive transition assessment (CTA), generation services charge (GSC), a combined public benefits charge that includes the C&LM charge, renewable energy investment (REI) charge, and systems benefits charge (SBC), and federally mandated congestion charges (FMCCs), each as defined in the legislation.

Transitional Standard Offer Incentive  The 2003 legislation provided for the DPUC to establish an incentive plan for the procurement of long-term contracts for transitional standard offer service that compares UI’s actual average contract price to a regional average price for electricity, making adjustments as deemed appropriate by the DPUC.  If UI’s price was lower than the average, the legislation provided for the plan to allocate $0.00025/kilowatt-hour of transitional standard offer service to the distribution company.  The DPUC issued a final decision in January 2009 that found UI was not eligible for a procurement incentive for 2004.  UI is reviewing the final decision in order to evaluate its options with respect to the decision.  UI is preparing its filing for the 2005 and 2006 incentives.

Energy Independence Act  In July 2005, the Energy Independence Act (EIA) became law in Connecticut.  The EIA in large part provides for incentives to promote the development of projects and resources that are intended to reduce FMCCs and provides for the recovery by UI of the costs of such incentives through the FMCC rate component on retail customers’ bills.  As a result of the EIA, the DPUC held various proceedings to identify and implement measures intended to reduce FMCCs, both in the near- and long-term..  The EIA also includes incentives for the development of distributed resources establishes Class III renewable energy resources and related portfolio standards for generation services, in addition to the existing Class I and Class II renewable energy resources and portfolio standards and provides for the waiving of electric back-up rates and gas delivery charges for qualifying customer-side distributed resources, with recovery of electric distribution company costs through the FMCC rate component of bills.  The EIA provides that electric distribution companies will recover their costs and investments resulting from the law through a number of mechanisms, including the FMCC on customers’ bills.

2007 Energy Act  In July 2007, the 2007 Energy Act became law in Connecticut.  The 2007 Energy Act contains numerous provisions primarily regarding the electric industry.  The 2007 Energy Act, resulted in the DPUC’s selection of certain peaking generation projects (including GenConn’s proposal to build capacity at NRG’s existing plants in Middletown and Devon).  Pursuant to the 2007 Energy Act, UI continues to work with CL&P and the Connecticut Energy Advisory Board (CEAB) in the annual development of an energy assessment and resource plan that is submitted by the CEAB to the DPUC.  In addition, the 2007 Energy Act resulted in the restoration of C&LM funding via a defeasance of rate reduction bonds.  There are numerous other provisions of the Energy Act promoting energy efficiency.

2005 Transportation Act  In July 2005, the 2005 Transportation Act, became law in Connecticut.  Section 28 of this legislation, provides that the state shall bear no part of the cost to readjust, relocate or remove an electric transmission line buried within a public highway right-of-way where such action is required by a state highway project, but also provides that the state shall consider such costs in selecting a final project design in order to minimize the overall cost incurred by the state and the electric distribution company.  As a result, the electric distribution company’s costs of readjustment, relocation or removal will be included in tariffs, for collection from customers.

Transmission Adjustment Clause  The DPUC has approved a transmission adjustment clause (TAC) for UI, implementing the provisions of Section 30 of the 2005 Transportation Act, to establish a “transmission tracker” mechanism by which the DPUC adjusts an electric distribution company’s retail transmission rate periodically to “track” and recover the transmission costs, rates, tariffs and charges approved by the FERC.  UI makes a semi-annual filing with the DPUC, setting forth its actual transmission revenues, projected transmission revenue requirement, and the required TAC charge or credit so that any under- or over-collections of transmission revenues from prior periods are reconciled along with the expected revenue requirements for the next six months from filing.  The DPUC holds an administrative proceeding to approve the TAC charge or credit and holds a hearing to determine the accuracy of

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

customer billings under the TAC.  The TAC tariff and this semi-annual change of the TAC charge or credit mitigates the lag between changes in UI’s FERC-approved transmission revenue requirements and its retail transmission rate and facilitates the timely matching of transmission revenues and transmission revenue requirements.

Energy Policy Act  In August 2005, President Bush signed the Energy Policy Act of 2005 (Energy Policy Act).  Title XII of the Energy Policy Act included provisions that impact UIL Holdings, such as the repeal of the Public Utility Holding Company Act of 1935 and the enactment of PUHCA 2005, and numerous provisions that may affect UI, some of which include (1) reducing depreciable lives for newly constructed electric transmission lines, (2) establishing an electric reliability organization responsible for reliability standards, subject to FERC jurisdiction, approval and enforcement, (3) authorizing limited FERC backstop siting authority for interstate transmission projects in federally designated transmission corridors, (4) requiring the FERC to issue a rule that provides transmission rate incentives to promote capital investment and provides for recovery of all prudent costs of complying with mandatory reliability standards and costs related to transmission infrastructure development, (5) prohibiting energy market manipulation and vesting the FERC with enhanced authority to impose penalties for violations of the FPA; and (6) revising the regulation of Cogeneration and Qualifying Facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA).

Power Supply Arrangements

UI’s retail electricity customers are able to choose their electricity supplier.  Since January 1, 2007, UI has been required to offer standard service to those of its customers who do not choose a retail electric supplier and have a maximum demand of less than 500 kilowatts.  In addition, UI is required to offer supplier of last resort service to customers who are not eligible for standard service and who do not choose to purchase electric generation service from a retail electric supplier licensed in Connecticut.

UI must procure its standard service power pursuant to a procurement plan approved by the DPUC.  The procurement plan must provide for a portfolio of service agreements procured in an overlapping pattern over fixed time periods (a “laddering” approach).  In June 2006, the DPUC approved a procurement plan for UI.  As required by the Connecticut statute, a third party consultant retained by the DPUC works closely with UI in the procurement process and to provide a joint recommendation to the DPUC as to selected bids.

UI has wholesale power supply agreements in place for the supply of all of UI’s standard service customers for all of 2009, 80% for 2010 and 40% for 2011.  Supplier of last resort service is procured on a quarterly basis.  UI determined that its contracts for standard service and supplier of last resort service are derivatives under SFAS No. 133 and elected the “normal purchase, normal sale” exception under SFAS No. 133.  UI regularly assesses the accounting treatment for its power supply contracts.

As a result of an April 2008 decision, UI is permitted to seek long-term contracts for up to 20% of standard service requirements.  UI is in the process of exploring long-term contract options through a joint effort with CL&P;  No agreements have been entered into at this time.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

difference between a forward market price and the contract price.  As directed by the DPUC, UI executed two of the contracts and CL&P executed the other two contracts.  In addition, UI has executed a sharing agreement with CL&P whereby UI pays 20% of the costs and obtains 20% of the benefits of the contracts.

The DPUC has determined that costs associated with these contracts for differences will be recoverable by UI and CL&P, and in accordance with SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” UI has deferred recognition of costs (a regulatory asset) or has recognized obligations (a regulatory liability).  The above contracts are derivatives and are marked-to-market in accordance with SFAS No. 133.  For those contracts signed by CL&P, UI records its 20% portion of CL&P’s derivative, pursuant to the sharing agreement noted above.  As of December 31, 2008, UI has recorded a derivative asset of $8.6 million ($4.8 million related to its portion of CL&P’s derivative assets), a regulatory asset of $88.3 million, a derivative liability of $92.1 million ($87.4 million related to its portion of CL&P’s derivative liabilities) and a regulatory liability of $4.8 million in the accompanying Consolidated Balance Sheet.

Pursuant to Connecticut’s Act Concerning Electricity and Energy Efficiency, the DPUC initiated a process to create new peaking generation resources to address the state’s shortage of fast-start peaking generation that is needed to provide energy reserves. As with the CfDs entered into pursuant to the EIA, the DPUC required that UI and CL&P execute long-term contracts with the selected peaking resources to facilitate the transactions and provide the commitment necessary for the peaking resources to obtain financing. During the third quarter, CL&P executed two peaking generation CfDs, one with GenConn relating to its Devon facility and the other with PSEG Power Connecticut LLC (“PSEG”), to which the sharing agreement also applies.  These contracts are not considered to be derivatives under SFAS No. 133 and are being accounted for on an accrual basis.  In addition, on October 6, 2008, CL&P entered into a peaking generation CfD, with GenConn, similar to the two peaking generation CfDs noted above, relating to its Middletown facility to which the cost sharing agreement also applies and is accounted for on an accrual basis.

New Renewable Source Generation

Under Connecticut law, electric distribution companies are required to enter into contracts to purchase the output of new renewable source generation totaling at least 150 MW in the future statewide, at prices and upon terms approved by the DPUC in accordance with statutory requirements.  In 2007, one contract was approved by the DPUC.  UI was not a party to that contract but, as directed by the DPUC, UI has executed a sharing agreement with CL&P whereby UI pays approximately 20% of the costs and obtains approximately 20% of the benefits of the contract.  In January 2008, the DPUC issued a decision approving seven projects; UI is a party to contracts relating to two of these projects.  As of December 31, 2008, UI had signed a contract for 4.8 MW for one of the projects to purchase, over a fifteen year time period, 100% of the delivered products generated by the Stamford Hospital Fuel Cell Combined Heat and Power Project.  This contract will be accounted for as an operating lease.  In addition, UI signed a contract for another of the projects for 30 MW to purchase, over a fifteen year time period, 84.5% of the delivered products generated by the South Norwalk Bio-Fuel Project which will be accounted for on an accrual basis.  All of these contracts will be subject to the cost sharing agreement with CL&P.  UI’s costs associated with all such contracts, whether UI is a direct party or pursuant to the sharing agreement, are recoverable by UI.

Bridgeport RESCO Generating Facility

Effective January  2003, UI began selling its energy entitlement from its long-term purchase power contract with the Bridgeport RESCO generating facility into the New England wholesale market at market prices.  To the extent that UI received revenue from these sales that exceeded the amount it paid to Bridgeport RESCO for this energy on a cumulative basis, the difference is used to adjust the above-market portion of purchase power expense recovered through UI’s CTA.  This methodology was approved by the DPUC, with all relevant data and calculations subject to review in the annual CTA reconciliation docket.  In June 2008, the Federal Energy Regulatory Commission (FERC) issued a decision resulting in UI having no future obligation beyond 2008 to purchase the output of the Bridgeport

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

RESCO Generating Facility. This contract, which terminated on December 31, 2008, was a derivative under SFAS No. 133 and it had qualified for the “normal purchase, normal sale” exception under SFAS No. 133.

Federal Energy Regulatory Commission

UI recovers its transmission revenue requirements on a prospective basis, subject to reconciliation with actual revenue requirements.  In May 2007, the FERC issued an order which accepted UI’s request for the inclusion of 100% of CWIP in rate base and accepted a 50 basis point adder for advanced transmission technologies, which will only be applied to costs associated with certain elements of the 345-kV transmission line from Middletown, Connecticut, to Norwalk, Connecticut.  Approximately 60% of the project costs are associated with the advanced transmission technologies for which the 50 basis point adder was approved by the FERC.  Certain parties had requested rehearing of the FERC’s May 22, 2007 order and in January 2009, all outstanding requests for rehearing of this order were denied by the FERC.  On January 29, 2009, the DPUC and the Attorney General of Connecticut filed a petition with the United States Court of Appeals for the District of Columbia Circuit seeking judicial review of the FERC’s May 22, 2007 and January 16, 2009 orders.  The Company is unable to predict the outcome of these efforts at this time.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

On May 23, 2008, several public entities, including the DPUC, filed a petition with the United States Court of Appeals for the D.C. Circuit seeking judicial review of the ROE Order.  In particular, the petitioners seek review of the FERC’s approval of the 100 basis point ROE adder, the FERC’s approval of the updated going forward ROE in general and the FERC’s reliance on U. S. Treasury bond yields as a basis for the going forward adjustment.  Briefing in the judicial review proceeding is on-going.  The Company is unable to predict the outcome of these proceedings at this time.

As a result of the Rehearing Order, the ROEs applicable to UI’s transmission business are as follows:

	Existing Transmission		New Transmission
	PTF	Non-PTF	PTF (1)	Non-PTF
2/1/05 to 10/30/06	10.90%	10.40%	11.90%	10.40%
10/31/06 and forward	11.64%	11.14%	12.64%	11.14%

(1) ROE available for new PTF identified by ISO-NE in its Regional System Plan for assets that are complete and on line prior to December 31, 2008.

UI has determined that, as a result of the increase in the base-level ROE per the Rehearing Order, it should collect from customers approximately $0.6 million.

UI’s overall transmission ROE will be determined by the mix of UI’s transmission rate base between new and existing transmission assets, and whether such assets are PTF or non-PTF.  UI’s transmission assets are primarily PTF.  For 2008, UI’s overall allowed weighted-average ROE for its transmission business was 12.55%.

Middletown/Norwalk Transmission Project

In December 2008, testing and commissioning of the 345-kV transmission line from Middletown, Connecticut, to Norwalk, Connecticut (the Project) was completed and the transmission assets were placed in service. The Project, jointly proposed by UI and CL&P, is expected to improve the reliability of the transmission system in southwest Connecticut.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

UI owns and operates transmission and substation facilities comprising approximately 20% of the project total cost.  UI’s transmission rate base has increased by approximately $300 million, an increase of more than 200% relative to UI’s net transmission assets existing prior to the project receiving Connecticut Citing Council (CSC) approval.  UI’s costs for the project are included in and recovered through transmission revenue requirements, which are under FERC jurisdiction.  Prior to the assets being placed in service, for project costs incurred before August 8, 2005, the FERC allowed UI to include 50% of Construction Work In Progress (CWIP) expenditures in the rate base and earn a return on that portion of UI’s investment before the project was completed.    Effective as of May 23, 2007, for project costs incurred after August 8, 2005, the FERC allowed UI to include 100% of CWIP expenditures in rate base.

Several public entities sought rehearing of the order granting incentives, but on January 16, 2009, the FERC denied those requests. On January 29, 2009, the DPUC and the Attorney General of Connecticut filed a petition with the United States Court of Appeals for the District of Columbia Circuit seeking judicial review of the Commission’s May 22, 2007 and January 16, 2009 orders.  The Company is unable to predict the outcome of these efforts at this time.

UI and CL&P filed a transmission cost allocation application with ISO-NE in April 2008.  ISO-NE will determine whether any of the costs of the transmission line should be categorized as Localized Costs and not recovered from customers in New England on a region-wide basis.  In that case, UI will seek to recover those costs from customers throughout the State of Connecticut.

Other Transmission

In May 2006, and again in June 2008, Northeast Utilities (NU) filed amendments to its local transmission service tariff at the FERC.  The revisions charge UI customers a prorated portion of the construction cost for transmission facilities that ISO-NE deems not justified to be included in the New England regional transmission rate (Localized Costs).  These Localized Costs are included in UI’s local transmission tariff and, therefore, recovered through rates.

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

(D)  SHORT-TERM CREDIT ARRANGEMENTS

UIL Holdings has a money market loan arrangement with JPMorgan Chase Bank.  This is an uncommitted short-term borrowing arrangement under which JPMorgan Chase Bank may make loans to UIL Holdings for fixed periods, depending on UIL Holdings’ credit rating, the Bank’s credit requirements, and conditions in the financial markets.  JPMorgan Securities, Inc. acts as an agent and sells the loans to investors.  As of December 31, 2008, UIL Holdings did not have any short-term borrowings outstanding under this arrangement.

UIL Holdings and UI have a revolving credit agreement with a group of banks that extends to December 22, 2011.  The borrowing limit under the facility for UI is $175 million, with $50 million of the limit available for UIL Holdings.  The facility permits borrowings at fluctuating interest rates determined by reference to Citibank’s New York base rate and the Federal Funds Rate (as defined in the facility), and also permits borrowings for fixed periods up to six months as specified by UI and UIL Holdings at fixed interest rates determined by the Eurodollar interbank market in London (LIBOR).  The facility also permits the issuance of letters of credit up to $50 million.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

As of December 31, 2008, UI had $148 million outstanding under the facility.  UIL Holdings had a standby letter of credit outstanding in the amount of $1 million that expired on January 31, 2009, but was and will continue to be automatically extended for one year from the expiration date (or any future expiration date), unless the issuer bank elects not to extend.  Available credit under this facility at December 31, 2008 for UI and UIL Holdings in the aggregate was $26 million.  While the Company reports these borrowings against this facility as short-term debt, the agreement has longer term commitments from banks allowing the Company to borrow and reborrow funds through 2011 affording it flexibility in managing to its working capital requirements.

UI also has a revolving credit agreement with Union Bank of California, N.A, (“UBOC”) that extends to May 25, 2009.  The borrowing limit under this facility is $25 million.  The facility permits borrowings at fluctuating interest rates, based on UBOC’s Reference Rate and the Federal Funds Rate, as defined in the facility, and also permits borrowings for fixed periods of time specified by UI at fixed interest rates determined by the Eurodollar interbank market in London (LIBOR).  As of December 31, 2008, UI did not have any short-term borrowings outstanding under the new facility.

Information with respect to short-term borrowings of UIL Holdings and UI is set forth below:

	2008	2007	2006
	($ In Thousands)
UIL Holdings

Maximum aggregate principal amount of short-term borrowing outstanding at any month-end	$5,000	$-	$16,000
Average aggregate short-term borrowings outstanding during the year*	$751	$-	$2,795
Weighted average interest rate*	3.73%	N/A	5.40%
Principal amounts outstanding at year-end	$-	$-	$-
Annualized interest rate on principal amounts outstanding at year-end	N/A	N/A	N/A
Fees*	$112	$90	$259

UI

Maximum aggregate principal amount of short-term borrowing outstanding at any month-end	$148,000	$70,000	$-
Average aggregate short-term borrowings outstanding during the year*	$84,361	$24,085	$11
Weighted average interest rate*	3.05%	5.76%	8.25%
Principal amounts outstanding at year-end	$148,000	$15,000	-
Annualized interest rate on principal amounts outstanding at year-end	1.49%	5.35%	-
Fees*	$224	$206	$3

*Average short-term borrowings represent the sum of daily borrowings outstanding, weighted for the number of days outstanding and divided by the number of days in the period.  The weighted average interest rate is determined by dividing interest expense by the amount of average borrowings.  Fees are excluded from the calculation of the weighted average interest rate.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(E) INCOME TAXES

	2008	2007	2006
	(In Thousands)
Income tax expense for continuing operations consists of:
Income tax provisions:
Current
Federal	$38,106	$34,626	$40,224
State	4,310	2,123	5,563
Total current	42,416	36,749	45,787
Deferred
Federal	(3,822)	(3,853)	(9,176)
State	(3,724)	(2,238)	(3,914)
Total deferred	(7,546)	(6,091)	(13,090)

Investment tax credits	(146)	(146)	(6,442)

Total income tax expense for continuing operations	$34,724	$30,512	$26,255

Income tax components charged as follows:
Operating tax expense	$40,835	$32,748	$26,709
Nonoperating tax benefit	(6,087)	(2,443)	(7,094)
Equity investment tax benefit	(24)	207	6,640

Total income tax expense	$34,724	$30,512	$26,255

The following table details the components
of the deferred income tax provision:
Gain on sale of utility property	(14)	(39)	(47)
Seabrook lease buyout	(1,350)	(1,350)	(1,375)
Pension benefits	(1,944)	(1,563)	(4,072)
Post Retirement Benefits	(1,938)	202	1,214
Accelerated depreciation	6,066	878	(442)
Conservation and load management	(107)	(107)	(107)
Bond redemption costs	(340)	(340)	(314)
Regulatory deferrals	(7,958)	(4,396)	247
Sale of Bridgeport Energy	-	-	(4,255)
Sale of Steel Point	-	-	(1,524)
Other - net	39	624	(2,415)

Deferred income tax provision - net	$(7,546)	$(6,091)	$(13,090)

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Total income taxes differ from the amounts computed by applying the federal statutory tax rate to income before taxes.  The reasons for the differences are as follows:

	2008	2007	2006
	(In Thousands)
Computed tax at federal statutory rate	$29,088	$27,022	$29,740
Increases (reductions) resulting from:
ITC taken into income	(147)	(147)	(147)
Allowance for equity funds used during construction	(847)	(759)	(745)
Amortization of nuclear plant regulatory assets	3,687	3,687	3,754
Book depreciation in excess of non-normalized tax depreciation	(118)	265	(398)
State income taxes, net of federal income tax benefits	380	(75)	1,071
Accumulated deferred ITC and excess deferred federal income taxes	-	-	(6,495)
Allowance for borrowed funds used during construction on Rate Base CWIP	2,120	871	-
Other items, net	561	(352)	(525)

Total income tax expense	$34,724	$30,512	$26,255

Book income from continuing operations before income taxes	$83,109	$77,205	$84,971

Effective income tax rates	41.8%	39.5%	30.9%

Legislation enacted in Connecticut in 2005 imposed a 20% surcharge on the corporation business tax for the year 2006.  This surcharge increased the statutory rate of Connecticut corporation business tax rate from 7.5% to 9.0% for the year 2006 and resulted in a combined statutory federal and state income tax rate for UIL Holdings’ Connecticut-based entities of 40.85% for the year 2006.  In 2007 and 2008, this surcharge was eliminated and the combined statutory federal and state income tax rate for UIL Holdings’ Connecticut-based entities decreased from 40.85% for the year 2006 to 39.875% for the years 2007 and 2008.

The effective book income tax rate for the year ended December 31, 2008 was 41.8%, as compared to 39.5 % for the year ended December 31, 2007.  The increase in the 2008 effective book income tax rate is due primarily to differences in the amount of book depreciation in excess on non-normalized tax depreciation.

UIL Holdings was not able to recognize a portion of federal income tax benefits or any state income tax benefits for capital losses associated with the divestiture of Xcelecom and the state income tax benefits associated with operating losses at Allan/Brite-Way Electrical Contractors, Inc. incurred during the year ended December 31, 2006.  As a result, UIL Holdings has recorded a valuation allowance of $7.1 million and $12.7 million, respectively, associated with future federal and state income tax benefits from capital losses in connection with which the realization was uncertain as of December 31, 2006.  These future federal and state income tax benefits may be recognized over the course of the next five years to the extent that capital gains are realized by UIL Holdings, with respect to federal income tax benefits, and by Xcelecom, with respect to the state income tax benefits.  During 2007, UIL Holdings was able to recognize $0.1 million of federal and state income tax benefits as a result of capital gains realized during the year resulting from a settlement reached with the buyer of Terry’s Electric, Inc.   Also in 2007, UIL Holdings recorded a capital loss associated with the settlement reached with the buyer of JBL Electric, Inc., JE Richards, Inc., and McPhee Electric Ltd., LLC.  As a result, UIL Holdings recorded an additional valuation allowance of $0.2 million associated with future federal and state income tax benefits from this capital loss for which the realization was uncertain as of December 31, 2007 and 2008.

As a result of capital losses incurred during 2006 related to the Xcelecom divestiture, UIL Holdings filed a refund request with the IRS to carryback a portion of these capital losses to prior years to offset capital gains on which UIL Holdings previously paid federal income taxes.  The total amount of the refund request was $26.5 million, of which $6.1 million was received in October 2007 and $20.4 million was received in January 2008.  In addition, UIL Holdings received $0.2 million in interest on the October 2007 refund and $0.9 million on the January 2008 refund.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

UIL Holdings and its subsidiaries are subject to the United States federal income tax statutes administered by the Internal Revenue Service (IRS).  UIL Holdings and its subsidiaries are also subject to the income tax statutes of the State of Connecticut and those of other states in which UIL Holdings’ subsidiaries have operated and transacted business in the past.  As of December 31, 2008, the tax years 2005, 2006 and 2007 remain open and subject to audit for state income tax purposes.  For federal income tax purposes, the IRS has conducted an examination of the tax years 2004, 2005, 2006 and 2007.  The IRS examination for the tax years 2004, 2005, 2006 has been completed and is pending final IRS review.  The examination for the tax year 2007 has been completed and closed and resulted in no additional liability or refund to the Company.

At December 31, 2008, UIL Holdings had non-current deferred tax liabilities for taxable temporary differences of $405.3 million and non-current deferred tax assets for deductible temporary differences of $106.5 million, resulting in a net non-current deferred tax liability of $298.8 million.  UIL Holdings had current deferred tax assets of $6.9 million at December 31, 2008.  UIL Holdings did not have any current deferred tax liabilities at December 31, 2008.

The following table summarizes UIL Holdings’ deferred tax assets and liabilities for the years ended December 31, 2008 and 2007:

	2008	2007
	(In Thousands)
Deferred income tax assets:
Regulatory asset related to pension and other post-retirement benefits	$77,782	$34,145
Post-retirement benefits	6,965	5,027
SFAS No. 109 gross-up effect on deferred taxes	6,018	6,496
Connecticut Yankee equity investment	3,051	3,026
Long-term incentive plan	2,438	2,045
Vacation accrual	2,181	2,104
Supplemental pensions	1,956	1,771
Incentive compensation plans	1,908	2,078
Uncollectibles	1,865	1,626
Deferred compensation plan	1,834	1,810
Stock compensation plans	1,238	982
Gains on sale of property	662	649
Injuries and damages	545	743
Interest during construction	488	488
Post-employment benefits	428	477
Other	3,984	5,626
	113,343	69,093
Deferred income tax liabilities:
Plant basis differences	149,875	156,337
Accelerated depreciation timing differences	121,321	115,255
Regulatory asset related to pension and other post-retirement benefits	77,782	34,145
Seabrook lease buyout	20,552	21,903
CTA revenue adjustment	13,973	22,117
Pension	13,680	15,439
Other	8,121	8,062
	405,304	373,258

Deferred income taxes - net	$291,961	$304,165

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

SFAS No. 109, “Accounting for Income Taxes,” requires that all current deferred tax assets and liabilities within each particular tax jurisdiction be offset and presented as a single amount in the Consolidated Balance Sheet.  A similar procedure is followed for all non-current deferred tax assets and liabilities.  Amounts in different tax jurisdictions cannot be offset against each other.  The amount of deferred income taxes as of December 31, 2008 and 2007 included on the following lines of the Consolidated Balance Sheet is as follows:

	2008	2007
	(In Thousands)
Assets:
Deferred and refundable income taxes	$6,863	$9,647
Liabilities:
Deferred income taxes	298,824	313,812
Deferred income taxes – net	$291,961	$304,165

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(F) SUPPLEMENTARY INFORMATION

	2008	2007	2006
	(In Thousands)
Operating Revenues
Utility:
Retail	$855,526	$900,450	$770,383
Wholesale	42,291	36,637	29,355
Other	50,123	43,917	46,194
Non-utility revenues:
Other	780	995	789
Total Operating Revenues	$948,720	$981,999	$846,721

Purchased Power
Purchased power expense	$444,918	$537,488	$435,232
Purchased power above market fuel expense credit	(20,673)	(21,001)	(21,381)
Total Purchased Power Expense	$424,245	$516,487	$413,851

Depreciation and Amortization
Utility property, plant, and equipment depreciation	$39,081	$35,757	$30,839
Non-utility property, plant, and equipment depreciation	123	180	26
Total Depreciation	$39,204	$35,937	$30,865
Amortization of nuclear plant regulatory assets	40,869	33,009	16,515
Amortization of purchase power contracts	20,673	21,001	21,381
Subtotal CTA Amortization	61,542	54,010	37,896
Amortization of intangibles	36	32	182
Amortization of other regulatory assets	347	391	1,310
Total Amortization	61,925	54,433	39,388
Total Depreciation and Amortization	$101,129	$90,370	$70,253

Taxes - Other than Income Taxes
Operating:
Connecticut gross earnings	$34,291	$29,322	$28,593
Local real estate and personal property	10,799	10,231	10,317
Payroll taxes	5,140	5,076	4,484
Total Taxes - Other than Income Taxes	$50,230	$44,629	$43,394

Other Income and (Deductions), net
Interest income	$2,090	$4,720	$4,818
Allowance for funds used during construction	4,005	3,882	3,648
Seabrook reserve reduction	-	1,440	1,188
C&LM incentive	597	2,857	-
Energy generation and load curtailment incentives	770	-	2,765
ISO load response, net	2,769	2,724	2,516
Miscellaneous other income and (deductions) - net	(6,892)	(2,727)	(3,802)
Total Other Income and (Deductions), net	$3,339	$12,896	$11,133

Other Interest, net
Notes Payable	$2,611	$1,386	$151
Other	247	116	1,201
Total Other Interest, net	$2,858	$1,502	$1,352

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(G)  PENSION AND OTHER BENEFITS

The United Illuminating Company Pension Plan (the Pension Plan) covers the majority of employees of UIL Holdings and UI.  UI also has a non-qualified supplemental pension plan for certain employees and a non-qualified retiree-only pension plan for certain early retirement benefits.  The net pension expense for these plans for 2008, 2007 and 2006 was $5.1 million, $8.3 million, and $10.2 million, respectively.

According to SFAS No. 132 (Revised), “Employer’s Disclosure about Pensions and Other Postretirement Benefits,” disclosures pertaining to the Pension Plan include investment strategy, asset allocation mix, contributions, the assumptions for the expected rate of return on assets, measurement dates, accumulated benefit obligation levels for all pension plans and 10 years of projected pension benefit payments.  UI has an investment policy addressing the oversight and management of pension assets and procedures for monitoring and control.  UI has engaged Frank Russell Trust Company as the trustee and investment manager to assist in areas of asset allocation and rebalancing, portfolio strategy implementation, and performance monitoring and evaluation.

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

The Finance Committee of the Board of Directors (Finance Committee) oversees the investment of Pension Plan assets in conjunction with management and has conducted a review of the investment strategies and policies of the Pension Plan.  This review included an analysis of the strategic asset allocation, including the relationship of Pension Plan assets to Pension Plan liabilities, and portfolio structure.  The Finance Committee has left the target asset allocation for 2008 unchanged from 2007 for both the pension and other postretirement employee benefit funds.  The other postretirement employee benefit fund assets are invested in a balanced mutual fund and, accordingly, the asset allocation mix of the balanced mutual fund may differ from the target asset allocation mix from time to time.  A breakdown of the 2009 target asset allocation, as well as the actual asset allocation as of December 31, 2008 and 2007 is detailed below:

		Percentage of Plan Assets at Year-End
	Target	Pension Benefits		Other Postretirement Benefits
	Allocation	2008	2007	2008	2007
Equity securities	65%	59%	65%	67%	73%
Debt securities	25%	36%	26%	31%	26%
Other	10%	5%	9%	2%	1%

The above allocations may be revised by the Finance Committee.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Funding policy for the Pension Plan is to make annual contributions that satisfy the minimum funding requirements of ERISA but that do not exceed the maximum deductible limits of the Internal Revenue Code.  These amounts are determined each year as a result of an actuarial valuation of the Pension Plan.  During 2008, both the debt and equity markets experienced significant downturns, resulting in reductions in asset values for funded pension and postretirement plans.  In particular, the projected benefit obligation for the qualified pension plan now exceeds the fair market value of plan assets by $136 million.  These reductions, if not offset by gains in future years, will result in higher pension and postretirement expenses in future years along with additional cash contributions.  Due to the reduction in asset values, UI currently expects to make the minimum required pension contribution of approximately $6 million for the 2009 plan year and an additional contribution in the range of $20 million to $25 million for the 2010 plan year.

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

There is potential variability to the pension expense calculation depending on changes in certain assumptions.  Changes in those assumptions could have a material impact on pension and postretirement expenses.  For example, if there had been a 0.25% change in the discount rate assumed at 6.35%, for the qualified pension plan and non-qualified plan, respectively, the 2008 pension expense would have increased or decreased inversely by $1.1 million for the qualified plan and an immaterial amount for the non-qualified plan.  If there had been a 1% change in the expected return on assets, the 2008 pension expense would have increased or decreased inversely by $3.1 million for both the qualified pension plan and non-qualified plan.

In addition to providing pension benefits, UI also provides other postretirement benefits (OPEB), consisting principally of health care and life insurance benefits, for retired employees and their dependents.  UI does not provide prescription drug benefits for Medicare-eligible employees in its postretirement health care plans.  Non-union employees who are 55 years of age and whose sum of age and years of service at time of retirement is equal to or greater than 65 are eligible for benefits partially subsidized by UI.  The amount of benefits subsidized by UI is determined by age and years of service at retirement.  For funding purposes, UI established a 401(h) account in connection with the Pension Plan and Serial Voluntary Employees’ Benefit Association Trust (VEBA) accounts for the years 2007 through 2020 to fund OPEB for UI’s non-union employees who retire on or after January 1, 1994.  These VEBA accounts were approved by the IRS and UI contributed $4.5 million to fund the Serial VEBA accounts in 2007.  In 2006, UI contributed $1.8 million and $6.3 million to the 401(h) and Serial VEBA accounts, respectively.   UI does not expect to make a contribution in 2009 to fund OPEB for non-union employees.

Union employees whose sum of age and years of service at the time of retirement is equal to or greater than 85 (or who are 62 with at least 20 years of service) are eligible for benefits partially subsidized by UI.  The amount of benefits subsidized by UI is determined by age and years of service at retirement.  For funding purposes, UI established a VEBA to fund OPEB for UI’s union employees.  The funding strategy for the VEBA is to select funds that most clearly mirror the pension allocation strategy.  Approximately 40% of UI’s employees are represented by Local 470-1, Utility Workers Union of America, AFL-CIO, for collective bargaining purposes.  Plan assets for the union VEBA consist primarily of equity and fixed-income securities.  UI does not expect to make a contribution in 2009 to fund OPEB for union employees.

There is potential variability in the calculation of OPEB plan expenses depending on changes in certain assumptions.  If there had been a 0.25% change in the discount rate assumed, the 2008 OPEB plan expenses would have increased or decreased inversely by $0.2 million; if there had been a 1% change in the expected return on assets, the 2008 OPEB plan expenses would have increased or decreased inversely by $0.3 million.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

To develop the expected long-term rate of return on assets assumption, UI considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested, and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio.  This resulted in the selection of the 8.5% return on plan assets for 2008.

The projected, long-term average wage increase is 3.8% in 2008 based upon salary data.  For 2008 and 2007, UI utilized the Citigroup Discount Curve to determine discount rates of 6.20% and 6.35%, respectively, for the pension plan, 6.10% and 6.00%, respectively, for the non-qualified plan, and 6.10% and 6.40%, respectively, for the OPEB plan.  The Citigroup Discount Curve is a spot rate curve developed based upon a bond portfolio.  The discount rate is determined by combining this curve and the expected payout of Plan liabilities.  Management further considers rates of high-quality corporate bonds of appropriate maturities as published by nationally recognized rating agencies consistent with the duration of the Company’s plans.  The health care cost trend rate assumption for all retirees is set at 10.5% in 2008 with such rate decreasing gradually to 5.0% in 2019.

In accordance with SFAS No. 87, “Employers’ Accounting for Pensions” (SFAS No. 87) and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (SFAS No. 106), UI utilizes an alternative method to amortize prior service costs and unrecognized gains and losses.  UI amortizes prior service costs for both the Pension Plan and OPEB plan on a straight-line basis over the average remaining service period of participants expected to receive benefits.  UI utilizes an alternative method to amortize unrecognized actuarial gains and losses related to the Pension and OPEB plan over the lesser of the average remaining service period or 10 years.  For SFAS No. 87 purposes, UI does not recognize gain or loss until there is a variance in an amount equal to at least 5% of the greater of the projected benefit obligation or the market-related value of assets.  There is no such allowance for a variance in capturing the amortization of OPEB unrecognized gains and losses.

Since 2005, new employees do not participate in the Pension Plan or receive retiree medical plan benefits.  These employees participate in a different retirement plan, which is a “defined contribution plan,” consisting of the current provisions of UI’s 401(k)/Employee Stock Ownership Plan (KSOP) plus the following benefits:

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

In October 2006, certain changes were made to the Pension Plan pursuant to which all employees who are participants in the Pension Plan and Postretirement Medical Plan were given the opportunity to elect whether to continue to earn benefits under the Pension Plan or, instead, to stop earning benefits under the Pension Plan and begin earning additional benefits under the KSOP.  If an employee elected to earn benefits under the KSOP, any benefits earned under the Pension Plan would continue to be held in trust, and would be paid when the employee retires or terminates service.  The employee would also forfeit all postretirement coverage.  The election was available to employees from November 1, 2006 through December 15, 2006.  The impact of this change to the Pension Plan and the Postretirement Medical Plan was insignificant.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

UI adopted SFAS No. 158,  “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits an amendment of FASB No. 87, 88, 106 and 132(R)” (SFAS No. 158), as of December 31, 2006 on a prospective basis.  The Statement requires an employer that sponsors one or more defined benefit pension or other postretirement plans to recognize an asset or liability for the overfunded or underfunded status of the plan.  For a pension plan, the asset or liability is the difference between the fair value of the plan’s assets and the projected benefit obligation.  For any other postretirement benefit plan, the asset or liability is the difference between the fair value of the plan’s assets and the accumulated postretirement benefit obligation.  UI will reflect all unrecognized prior service costs and credits and unrecognized actuarial gains and losses as regulatory assets rather than in accumulated other comprehensive income, as it is probable that such items are recoverable through the ratemaking process in future periods.  As of December 31, 2008 and 2007, UI has recorded a regulatory asset of $195.1 million and 85.6 million, respectively.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The following table represents the change in benefit obligation, change in plan assets and the respective funded status of UI’s pension and postretirement plans as of December 31, 2008 and 2007.  Plan assets and obligations have been measured as of December 31, 2008 and 2007.

			Other Post-Retirement
	Pension Benefits		Benefits
	2008	2007	2008	2007
Change in Benefit Obligation:	(In Thousands)
Benefit obligation at beginning of year	$340,965	$362,338	$67,368	$62,856
Service cost	6,870	7,323	1,395	1,301
Interest cost	20,973	20,038	4,208	3,517
Participant contributions	-	-	1,171	352
Amendments	-	-	-	-
Actuarial (gain) loss	(955)	(23,705)	124	3,712
Additional amount recognized due to settlement	-	(4,102)	-	-
Benefits paid (including expenses)	(19,794)	(20,927)	(4,760)	(4,370)
Adjustment for transition	-	-	-	-
Benefit obligation at end of year	$348,059	$340,965	$69,506	$67,368

Change in Plan Assets:
Fair value of plan assets at beginning of year	$313,469	$316,377	$31,293	$27,854
Actual return on plan assets	(82,287)	17,772	(7,478)	2,306
Employer contributions	288	4,350	635	5,151
Participant contributions	-	-	1,171	352
Benefits paid (including expenses)	(19,794)	(20,927)	(4,760)	(4,370)
Settlements, curtailments and other	-	(4,102)	-	-
Fair value of plan assets at end of year	$211,676	$313,470	$20,861	$31,293

Funded Status at December 31:
Projected benefits (less than) greater than plan assets	$136,383	$27,495	$48,645	$36,075

Amounts Recognized in the Statement of Financial Position consist of:
Current liabilities	$252	$303	$209	$184
Non-current liabilities	$129,963	$27,192	$48,436	$35,891

Amounts Recognized as a Regulatory Asset consist of:
Transition obligation (asset)	$-	$-	$3,528	$4,586
Prior service cost	3,475	4,226	(328)	(430)
Net gain (loss)	161,533	58,665	26,857	18,583
Total recognized as a regulatory asset	$165,008	$62,891	$30,057	$22,739

Information on Pension Plans with an Accumulated Benefit Obligation in excess of Plan Assets:
Projected benefit obligation	$6,169	$6,834	N/A	N/A
Accumulated benefit obligation	$5,900	$6,116	N/A	N/A
Fair value of plan assets	$-	$-	N/A	N/A

The accumulated benefit obligation for all Pension Plans was $308,388 and $ 294,562 at December 31, 2008 and 2007,
respectively.

The following weighted average actuarial assumptions were used in calculating the benefit obligations at December 31:
Discount rate (Qualified Plan)	6.20%	6.35%	N/A	N/A
Discount rate (Non-Qualified Plan)	6.10%	6.00%	N/A	N/A
Discount rate (Other Post-Retirement Benefits)	N/A	N/A	6.10%	6.40%
Average wage increase	3.80%	4.40%	N/A	N/A
Pre-65 health care trend rate (current year)	N/A	N/A	10.00%	10.50%
Pre-65 health care trend rate (2019 forward)	N/A	N/A	5.00%	5.00%
Post-65 health care trend rate (current year)	N/A	N/A	10.00%	5.00%
Post-65 health care trend rate (2019 forward)	N/A	N/A	5.00%	5.00%

(1) For the year ended December 31, 2007, the pre-65 health care trend rate was applicable for 2012 forward.
(2) For the year ended December 31, 2007, the post-65 health care trend rate was applicable for 2008 forward.
(3) For the year ended December 31, 2008, the pre-65 and post-65 health care trend rate represents a blended rate.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The components of net periodic benefit cost are:
	For the Year Ended December 31,
	Pension Benefits			Other Post-Retirement Benefits
	2008	2007	2006	2008	2007	2006
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$6,870	$7,323	$6,989	$1,395	$1,301	$1,273
Interest cost	20,972	20,037	18,486	4,208	3,517	3,456
Expected return on plan assets	(25,729)	(26,024)	(23,862)	(2,530)	(2,386)	(1,635)
Amortization of:
Prior service costs	750	884	1,052	(102)	(124)	(128)
Transition obligation (asset)	-	-	-	1,058	1,058	1,058
Actuarial (gain) loss	4,195	6,308	7,522	1,858	1,644	2,255
Additional amount recognized due to settlement (1)	-	1,189	-	-	-	-
Net periodic benefit cost (2)	$7,058	$9,717	$10,187	$5,887	$5,010	$6,279

Other Changes in Plan Assets and Benefit Obligations Recognized as a Regulatory Asset:
Prior service costs	$-	$-	(68)	$-	$-	(21)
Net (gain) loss	107,063	(15,453)	(10,509)	10,132	3,792	(5,737)
Amortization of:
Prior service costs	(751)	(884)	(1,052)	102	124	128
Transition obligation (asset)	-	-	-	(1,058)	(1,058)	(1,058)
Actuarial (gain) loss	(4,195)	(6,308)	(7,522)	(1,858)	(1,644)	(2,255)
Settlements, curtailments and other (1)	-	(1,189)	-	-	-	-
Total recognized as regulatory asset	$102,117	$(23,834)	$(19,151)	$7,318	$1,214	$(8,943)

Total recognized in net periodic benefit costs and regulatory asset	$109,175	$(18,915)	$(14,232)	$13,205	$6,224	$(3,933)

Estimated Amortizations from Regulatory Assets into Net Periodic Benefit Cost for the period January 1, 2008 - December 31, 2008:
Amortization of transition obligation	$-	$-	-	$1,058	$1,058	1,058
Amortization of prior service cost	697	750	884	(98)	(102)	(125)
Amortization of net (gain) loss	14,425	4,195	6,432	2,686	1,860	1,644
Total estimated amortizations	$15,122	$4,945	7,316	$3,646	$2,816	2,577

The following actuarial weighted average assumptions were used in calculating net periodic benefit cost:
Discount rate	6.35%*	5.75%	5.50%**	6.40%	5.75%	5.50%**
Average wage increase	4.40%	4.40%	4.40%	N/A	N/A	N/A
Return on plan assets	8.50%	8.50%	8.25%	8.50%	8.00%	8.25%
Pre-65 health care trend rate (current year)	N/A	N/A	N/A	10.50%	10.00%	11.00%
Pre-65 health care trend rate (2019 forward)	N/A	N/A	N/A	5.00%	5.50%	5.50%	(3)
Post-65 health care trend rate (current year)	N/A	N/A	N/A	10.50%	5.50%	6.00%
Post-65 health care trend rate (2019 forward)	N/A	N/A	N/A	5.00%	5.00%	5.00%	(4)

N/A – not applicable
*6.00% discount rate used at December 31,2008 for non-qualified plan
**5.75% discount rate used at December 31, 2006 for non-qualified plan.
(1) Reflects settlement charges resulting from a distribution to a former employee upon retirement.
(2) For the years ended December 31, 2008 and 2007, UI has reclassified $1.9 million and $1.4 million, respectively, of pension expense and $0.4 million of OPEB expense in both years ended December 31, 2008 and 2007, respectively, to a regulatory asset. In accordance with the final decision in the 2008 Rate Case, such amounts will be recovered over a four-year period beginning in 2009 (see Note ( C ),
Regulatory Proceedings).
(3) For the years ended December 31, 2007 and 2006, the pre-65 health care trend rate was applicable for 2012 forward.
(4) For the years ended December 31, 2007 and 2006, the post-65 health care trend rate was applicable for 2008 forward.
(5) For the year ended December 31, 2008, the pre-65 and post-65 health care trend rate represents a blended rate.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

A one percentage point change in the assumed health care cost trend rate would have the following effects:

	1% Increase	1% Decrease
	(In Thousands)
Aggregate service and interest cost components	$867	$(707)
Accumulated post-retirement benefit obligation	$9,312	$(7,712)

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

		Other Post-Retirement
Year	Pension Benefits	Benefits
	(In Thousands)
2009	$21,657	$3,403
2010	$12,854	$3,563
2011	$26,134	$3,768
2012	$23,501	$3,911
2013	$23,748	$4,187
2014-2017	$131,298	$24,494

UI has a 401(k)/Employee Stock Ownership Plan (KSOP) in which substantially all of its employees are eligible to participate.  The KSOP enables employees to defer receipt of a portion of their compensation, up to statutory limits, and to invest such funds in a number of investment alternatives.  Matching contributions are made to the KSOP, in the form of UIL Holdings’ common stock, based on each employee’s salary deferrals in the KSOP.  The matching contribution to the KSOP is 100% of the first 3% of employee compensation deferred and 50% of the next 2% deferred.  The maximum match is 4% of annual salary and all matching contributions are made in the form of UIL Holdings’ common stock.  Matching contributions to the KSOP during 2008, 2007 and 2006 were $3.1 million, $2.8 million and $2.6 million, respectively.  UIL Holdings pays dividends on the shares of stock in the KSOP to the participant and UIL Holdings receives a tax deduction for the dividends paid.

(H)  RELATED PARTY TRANSACTIONS

Arnold L. Chase, a Director of UIL Holdings since June 28, 1999, holds a beneficial interest in the building located at 157 Church Street, New Haven, Connecticut, where UI leases office space for its corporate headquarters.  UI’s lease payments for this office space for the years ended December 31, 2008, 2007 and 2006 totaled $10.8 million, $10.4 and $9.9 million, respectively.

GenConn, of which UI is a 50-50 partner, has signed a promissory note (the “Loan”) with UI under which UI shall advance up to an aggregate principal amount of $45 million to fund GenConn’s construction and other cash needs until permanent financing can be arranged.  As of December 31, 2008, the Loan balance was $35.5 million.

UIL Holdings has executed guarantee agreements on behalf of each of GenConn Devon LLC and GenConn Middletown LLC, each of which is a wholly owned subsidiary of GenConn Energy LLC (which is 50% owned by UIL Holdings’ subsidiary UI), under which UIL Holdings guarantees that, in the event GenConn Devon LLC or GenConn Middletown LLC, as the case may be, fails to perform or observe the terms and provisions of its contract with GE Packaged Power, UIL Holdings shall take steps necessary to achieve performance or observance of such contract.  Refer to “Note (J) Commitments and Contingencies, GE Packaged Power” for further discussion regarding the guarantees.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(I)  LEASE OBLIGATIONS

UIL Holdings and its wholly-owned direct and indirect subsidiaries have lease arrangements for data processing equipment, office equipment, office space and land.

Operating leases, which are charged to operating expense, consist principally of leases of office space and facilities, land, railroad rights of way and a wide variety of equipment.  The most significant operating lease is that relating to the corporate headquarters of UI and UIL Holdings.  Most of the operating leases for office space and facilities contain options to either (1) purchase the leased space for a stipulated amount at the end of the initial lease term, or (2) renew the lease at the end of the initial lease term, at the then fair value, or stipulated amounts, as defined in the lease, for periods ranging from one to fifteen years.  The future minimum lease payments under these operating leases are estimated to be as follows:

	(In Thousands)
2009	$13,048
2010	13,699
2011	13,806
2012	8,032	(1)
2013	1,900
2014 - after	31,199
Total	$81,684

(1) Corporate headquarter lease expires June 2012

Rental payments charged to operating expenses in 2008, 2007 and 2006, including rental payments for the corporate headquarters of UIL Holdings and UI, were as follows:

	Year Ended December 31,
	2008	2007	2006
	(In Thousands)

Rental payments	$13,125	$11,977	$11,087
Less: Sublease rental payments received	1,126	1,119	625
Rental payments charged to operating expenses	$11,999	$10,858	$10,462

(J)  COMMITMENTS AND CONTINGENCIES

Connecticut Yankee Atomic Power Company

UI has a 9.5% stock ownership share in the Connecticut Yankee Atomic Power Company (Connecticut Yankee), the carrying value of which was $1.2 million as of December 31, 2008.  In 1996, the Board of Directors of Connecticut Yankee voted unanimously to retire the Connecticut Yankee nuclear plant (the Connecticut Yankee Unit) from commercial operation.  A settlement agreement approved by the FERC that became effective in 2000 allows Connecticut Yankee to collect, through the power contracts with the unit’s owners, the FERC-approved decommissioning costs, other costs associated with the permanent shutdown of the Connecticut Yankee Unit, the unrecovered investment in the Connecticut Yankee Unit, and a return on equity of 6%.  The decommissioning project was completed in 2007.  In October 2007, the State of Connecticut’s Department of Environmental Protection (CDEP) approved Connecticut Yankee’s application for a Stewardship Permit which states that all corrective action measures required at the Connecticut Yankee site pursuant to Connecticut law have been completed subject to post-remediation groundwater monitoring.  In November 2007, the Nuclear Regulatory Commission (NRC) issued a license reduction

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

for the Connecticut Yankee site limiting it to the independent spent-fuel storage installation (ISFSI) (see DOE Spent Fuel Litigation below).

Connecticut Yankee updates its cost to decommission the unit at least annually, and more often as needed, and provides UI with a projected recovery schedule depicting annual costs expected to be billed to UI, including a return on investment over the term of the projected recovery period.  The present value of these costs is calculated using UI’s weighted-average cost of capital and, after consideration of recoverability, recorded as a Connecticut Yankee Contract Obligation and a corresponding regulatory asset.  At December 31, 2008, UI has regulatory approval to recover in future rates (through the CTA) its $22.7 million regulatory asset for Connecticut Yankee over a term ending in 2015.

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

In 1998, Connecticut Yankee filed claims in the United States Court of Federal Claims seeking damages resulting from the breach of the 1983 contracts by the DOE.  In November of 1998, the Court ruled that the DOE had breached the contracts and was liable for damages, but left the amount of damages to be determined after a trial on the evidence.  In October 2006, the Court issued judgment for Connecticut Yankee in the amount of $34.2 million for its spent-fuel-related costs through 2001, ruling in favor of Connecticut Yankee on substantially all of the major issues.  Connecticut Yankee had sought $37.7 million in damages for the period covered by the decision.  In December 2006, the DOE appealed the decision to the United States Court of Appeals for the Federal Circuit.  In August 2008, the Federal Circuit vacated the lower court's $34.2 million damage award, and remanded the case for a re-calculation of damages based on specific contractual rates set forth in one particular DOE publication.  The lower court had based its damage ruling on its view of "reasonable rates".  UI cannot determine what damages the court will now award, but expects that when the court applies the rates as ordered by this ruling, the damage award will be comparable to the prior award.

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

Hydro-Quebec

UI is a participant in the Hydro-Quebec (HQ) transmission tie facility linking New England and Quebec, Canada.  UI has a 5.45% participating share in this facility, which has a maximum 2000-megawatt equivalent generation capacity value.  In April 1991, UI furnished a guarantee in the amount of $11.7 million, for its participating share of the debt financing for one phase of this facility.  The amount of this guarantee, which expires in August 2015, is reduced monthly, proportionate with principal paid on the underlying debt.  As of December 31, 2008, the amount of UI’s guarantee for this debt totaled approximately $2 million.

Environmental Concerns

In complying with existing environmental statutes and regulations and further developments in areas of environmental concern, including legislation and studies in the fields of water quality, hazardous waste handling and disposal, toxic substances, climate change and electric and magnetic fields, UIL Holdings and its wholly-owned direct and indirect

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

subsidiaries may incur substantial capital expenditures for equipment modifications and additions, monitoring equipment and recording  devices, and it may incur additional operating expenses.  The total amount of these expenditures is not now determinable.  Environmental damage claims may also arise from the operations of UIL Holdings’ subsidiaries.  Significant environmental issues known to UIL Holdings at this time are described below.

Middletown/Norwalk Transmission Project

During construction of the Middletown/Norwalk Transmission Project (the “Project”) in Bridgeport, Connecticut, UI encountered soil contaminated with polychlorinated biphenyls (PCBs).  UI stopped construction at the location, which was a road not owned by UI, and notified the CDEP.  At the CDEP’s request, UI determined the extent of the contamination on property within, and to some extent beyond, the limits of the Project.  UI filed a remediation action plan (RAP) with the CDEP and the United States Environmental Protection Agency (USEPA).  Remediation of the PCBs was completed in June 2008 at a cost of $2.9 million.  UI expects to seek reimbursement for at least a portion of this amount from the property owner, the Connecticut Department of Transportation.  Any costs that were incurred by UI are expected to be recovered through transmission rates and are reflected as such in UIL Holdings’ Consolidated Statement of Income.

In 2008, UI funded escrow accounts in the aggregate amount of approximately $10.8 million for certain retention amounts withheld by UI which will remain in place until the completion of the Project and verification of fulfillment of contractor obligations.

During 2008, UI received two change order requests totaling approximately $29.8 million from the general contractor responsible for civil construction work in connection with the installation of UI’s portion of the Project’s underground electric cable system.  The requests seek compensation for the general contractor’s subcontractor for alleged extra work and delay.  UI is evaluating the change order requests and, in doing so, has retained the services of an independent third party to review the requests and supporting information in order to determine whether they have any merit.  If it is determined that any of the change order requests are valid, UI would seek recovery through its transmission revenue requirement.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Site Decontamination, Demolition and Remediation Costs

In June 2006, UI executed an agreement with the City of Bridgeport and its Redevelopment Authority (the City) for the transfer of title of UI’s Steel Point property to the City and settlement of all claims against the City with respect to relocation of a substation and repair/replacement of a bulkhead, in exchange for payment to UI of $14.9 million, which represented the commercial value of the property and cost to replace the bulkhead.  Pursuant to a Memorandum of Understanding (MOU) among UI, the City of Bridgeport, and the City’s selected developer for the property, the City must also provide to UI, free of charge, a substation site within a reasonable proximity to the Steel Point property.  In July 2006, the DPUC approved the proposed transfer of property and all of the terms of the MOU.  The DPUC also accepted the proposed ratemaking treatment submitted by UI with respect to the property, the substation, and the bulkhead, which provides for UI to recover costs related to the Steel Point property through the CTA, subject to DPUC approval in the annual CTA/SBC reconciliation filing.

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

A site on the Mill River in New Haven was conveyed by UI in 2000 to an unaffiliated entity, Quinnipiac Energy LLC (QE), reserving to UI permanent easements for the operation of its transmission facilities on the site.  At the time of the sale, a fund of approximately $1.9 million, an amount equal to the then-current estimate for remediation, was placed in escrow for purposes of bringing soil and groundwater on the site into compliance with applicable environmental laws.  Approximately $0.1 million of the escrow fund remains unexpended.  QE has since sold the property to Evergreen Power, LLC (Evergreen Power) and Asnat Realty LLC (Asnat).  UI is unaware of what agreement was reached between QE and Evergreen Power and Asnat regarding future environmental liability or what remediation activity remains to be undertaken at the site.  UI could be required by applicable environmental laws to finish remediating any subsurface contamination at the site if it is determined that QE and/or Evergreen Power and Asnat have not completed the appropriate environmental remediation at the site.  In July 2008, Evergreen Power and Asnat submitted a claim seeking compensation for environmental remediation on the property, including the existing building which remains on the site.   Based upon the current status of the evaluation, UIL Holdings has not recorded a liability related to this claim in its Consolidated Balance Sheet as of December 31, 2008.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

Electric System Work Center

UI’s January 2004 purchase of its Electric System Work Center property, located in Shelton, Connecticut, caused a review under the CDEP’s Transfer Act Program.  Under this review, the CDEP had an opportunity to examine the then  current environmental conditions at the site and direct remediation, or further remediation, of any areas of concern.  At the conclusion of its review, the CDEP elected not to oversee any further site investigation or remediation at the site and directed UI to undertake any necessary evaluation and/or remediation (verification work) using an independent Licensed Environmental Professional (LEP).  UI hired an LEP and submitted a schedule to the CDEP for the verification work.  The schedule was approved by the CDEP and implementation of the verification work is on-going.  The verification work is not expected to have a material impact on the financial position or results of operations of UI.

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

UI has not paid the assessment and, in October 2005, filed a lawsuit with the Superior Court for the State of Connecticut in order to appeal the DRS’s ruling.  Because this issue has not been previously adjudicated, UI has recorded a reserve of $1.7 million representing UI’s total estimated liability for additional tax and interest covering: (1) the original audit period of July 1, 1998 through December 31, 2000; (2) a subsequent audit period of July 1, 2001 through June 30, 2004; (3) the period of January 1, 2005 through December 31, 2007, which is currently under audit; and (4) the unaudited period January 1, 2008 through December 31, 2008.

In February 2009, UI reached an agreement with the DRS which settled the outstanding liability associated with the audit period July 1, 1998 through June 30, 2007.  The agreement provides for UI to pay approximately $0.8 million for tax and interest associated with this audit period. The agreement also stipulates the gross earnings tax treatment for the three specific categories of revenues subsequent to June 30, 2007.  For the period subsequent to June 30, 2007, UI’s additional tax liability will be approximately $0.4 million. UI plans to pay its total outstanding liability of approximately $1.2 million in the first quarter of 2009.  As a result, in the fourth quarter of 2008, UI reversed approximately $0.5 million of the reserve it had previously recorded.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

The $2.5 million guarantee supports an HQ guarantee to the Long Island Power Authority to provide for damages in the event of a delay in the date of achieving commercial operation of the Cross-Sound cable.  UIL Holdings expects commercial operating status to be maintained and, accordingly, it has not recorded a liability related to this guarantee in its Consolidated Balance Sheet as of December 31, 2008.

The $1.3 million guarantee supports an agreement under which Cross-Sound is providing compensation to shell fishermen for their losses, including loss of income, incurred as a result of the installation of the cable.  The payments to the fishermen are being made over a 10-year period, ending October 2013, and the obligation under this guarantee reduces proportionately with each payment made. As of December 31, 2008, the remaining amount of the guarantee was $0.9 million.  Based upon a management assessment, UIL Holdings has not recorded a liability related to this guarantee in its Consolidated Balance Sheet as of December 31, 2008.

GE Packaged Power

During 2008, UIL Holdings has executed two Guarantee Agreements (the “Guarantees”) for the benefit of GE Packaged Power, Inc. (“Contractor”), an affiliate of General Electric Company.  UIL Holdings guarantees to Contractor that in the event GenConn Devon LLC or GenConn Middletown LLC (the “Buyers”), each a wholly-owned subsidiary of GenConn Energy LLC (which is 50% owned by UIL Holdings’ subsidiary UI), fail to perform or observe the terms and provisions of their agreements (the “Contracts”) with Contractor for the supply of four LM6000 gas turbine generators to be installed at Buyers’ to-be constructed peaking power generation facilities, UIL Holdings shall take steps necessary to achieve performance or observance of the Contracts.  As of February 18, 2009, UIL Holdings’ aggregate exposure under the Guarantees was approximately $49 million.  UIL Holdings’ exposure under the Guarantees will be reduced as the Buyers make periodic payments under the Contracts, and such exposure will be eliminated on the date the Buyers secure financing in an amount that demonstrates each Buyer’s financial capability to meet its obligations under the Contracts.  Buyer expects to secure such financing during 2009.  Based upon a management assessment and conclusion that it is not probable that GenConn will default on the contract and not probable that UIL will need to pay in accordance with the guarantee, UIL Holdings has not recorded a liability related to these guarantees in its Consolidated Balance Sheet as of December 31, 2008.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

Level 2 -
Pricing inputs are not quoted prices but are either directly or indirectly observable as of the reporting date, including those financial instruments that are valued using models or other valuation methodologies.  These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures.  Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, which can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

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

UIL Holdings utilizes an income approach valuation technique to value the majority of its assets and liabilities measured and reported at fair value.  The following table sets forth, by level within the fair value hierarchy, UIL Holdings’ financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008.  As required by SFAS No. 157, financial assets and liabilities are classified in their entirety, based on the lowest level of input that is significant to the fair value measurement.  UIL Holdings’ assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	Level 1	Level 2	Level 3	Total
	(In Thousands)

Assets:
Contracts for differences	$-	$-	$8,649	$8,649
Deferred Compensation Plan	3,164	-	-	3,164
Supplemental retirement benefit trust life insurance policies (Note G)	3,954	-	-	3,954
	$7,118	$-	$8,649	$15,767

Liabilities:
Contracts for differences	$-	$-	$92,142	$92,142

Net fair value assets/(liabilities), December 31, 2008	$7,118	$-	$(83,493)	$(76,375)

The determination of fair value of the contracts for differences was based on a probability-based expected cash flow analysis that was discounted at the December 31, 2008 risk-free interest rate and an adjustment for non-performance risk using credit default swap rates.  Certain management assumptions were required, including development of pricing that extended over the term of the contracts.  In addition, UIL performed an assessment of risks related to obtaining regulatory, legal and siting approvals, as well as obtaining financing resources and ultimately attaining commercial operation.   Included in this assessment was the withdrawal of an appeal, during the first quarter of 2008, by an entity that submitted a proposal to the DPUC but was not selected.  This event increased the probability that the projects will attain commercial operation, resulting in an increase in the contracts for differences liability during the first nine months of the year.  The DPUC has determined that costs associated with these contracts for differences are recoverable.  As a result, there is no impact to net income.

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

The following tables set forth a reconciliation of changes in the fair value of the assets and liabilities above that are classified as Level 3 in the fair value hierarchy for the nine month period ended December 31, 2008:

Year Ended
December 31, 2008
(In Thousands)

Net contracts for differences assets/(liabilities), January 1, 2008	$(37,984)
Unrealized gains and (losses), net	(45,509)
Purchases, issuances, and settlements	-
Transfers in and/or out of Level 3	-
Net contracts for differences assets/(liabilities), December 31, 2008	$(83,493)

Change in unrealized gains (losses), net relating to net contracts
for differences assets/(liabilities), still held as of December 31, 2008	$(45,509)

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The following table sets forth a reconciliation of changes in the net regulatory asset/(liability) balances that were established to recover any unrealized gains/(losses) associated with the contracts for differences for year ended December 31, 2008.  The amounts offset the net contract for differences liabilities detailed above.

Year Ended
December 31, 2008
(In Thousands)

Net regulatory assets/(liabilities), January 1, 2008	$37,984
Unrealized (gains) and losses, net	45,509
Net regulatory assets/(liabilities), December 31, 2008	$85,944

The following table sets forth, by level within the fair value hierarchy, UIL Holdings’ financial liabilities that were accounted for at fair value on a non-recurring basis as of December 31, 2008.

	At Fair Value as of December 31, 2008
	Level 1	Level 2	Level 3	Total
	(In Thousands)

Asset Retirement Obligations	$-	$-	$221	$221

The determination of fair value of the asset retirement obligations is based on a discounted cash flow analysis which utilizes inputs that include estimated useful lives of identified assets, a discount rate and an inflation factor.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(L) QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for 2008 and 2007 are set forth below:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
(In Thousands, Except Per Share Amounts)
2008
Operating Revenues	$234,624	$216,130	$278,717	$219,249
Operating Income from Continuing Operations	18,666	25,720	43,897	25,844
Continuing Operations	6,644	11,288	21,631	8,822
Discontinued Operations (Note N)	(57)	(17)	(93)	(70)
Net Income (Loss)	$6,587	$11,271	$21,538	$8,752

Earnings Per Share of Common Stock – Basic: (1)
Continuing Operations	$0.26	$0.45	$0.86	$0.36
Discontinued Operations (Note N)	-	$-	-	(0.01)
Net Earnings (Loss)	$0.26	$0.45	$0.86	$0.35

Earnings Per Share of Common Stock – Diluted: (2)
Continuing Operations	$0.26	$0.44	$0.85	$0.35
Discontinued Operations (Note N)	-	-	-	(0.01)
Net Earnings (Loss)	$0.26	$0.44	$0.85	$0.34

2007
Operating Revenues	$274,909	$216,945	$268,061	$222,084
Operating Income from Continuing Operations	12,743	18,880	41,789	16,753
Continuing Operations	5,467	9,535	23,001	8,691
Discontinued Operations (Note N)	(111)	258	(2,008)	(136)
Net Income (Loss)	$5,356	$9,793	$20,993	$8,555

Earnings Per Share of Common Stock – Basic: (1)
Continuing Operations	$0.22	$0.38	$0.92	$0.35
Discontinued Operations (Note N)	-	0.01	(0.08)	(0.01)
Net Earnings (Loss)	$0.22	$0.39	$0.84	$0.34

Earnings Per Share of Common Stock – Diluted: (2)
Continuing Operations	$0.21	$0.38	$0.91	$0.35
Discontinued Operations (Note N)	-	0.01	(0.08)	(0.01)
Net Earnings (Loss)	$0.21	$0.39	$0.83	$0.34

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

(In Thousands)
	December 31, 2008
	UI
	Distribution	Transmission	Total UI	Other (1)	Total
Operating Revenues	$812,960	$134,980	$947,940	$780	$948,720
Purchased power	424,245	-	424,245	-	424,245
Operation and maintenance	188,214	23,373	211,587	1,034	212,621
Transmission wholesale	-	46,368	46,368	-	46,368
Depreciation and amortization	96,018	4,951	100,969	160	101,129
Taxes - other than income taxes	37,792	12,444	50,236	(6)	50,230
Operating Income (Loss)	66,691	47,844	114,535	(408)	114,127

Other Income and (Deductions), net	1,463	1,201	2,664	675	3,339

Interest Charges, net	19,956	10,000	29,956	4,196	34,152

Income (Loss) From Continuing Operations Before Income
Taxes and Equity Earnings	48,198	39,045	87,243	(3,929)	83,314
Income Taxes (Benefits)	20,579	15,369	35,948	(1,224)	34,724
Income (Loss) From Continuing Operations Before Equity Earnings	27,619	23,676	51,295	(2,705)	48,590
Income (Losses) from Equity Investments	(205)	-	(205)	-	(205)
Income (Loss) From Continuing Operations	27,414	23,676	51,090	(2,705)	48,385
Discontinued Operations, Net of Tax	-	-	-	(237)	(237)
Net Income (Loss)	$27,414	$23,676	$51,090	$(2,942)	$48,148

	UI (2)
	Distribution	Transmission	Total UI	Other (1) (3)	Total
Total Assets	$-	$-	$2,064,889	$18,297	$2,083,186

(1) Includes UIL Holdings Corporate and UIL Holdings' non-utility activities and unallocated corporate costs.
(2) Information for segmenting total assets between Distribution and Transmission is not available. Total UI assets are disclosed in the Total UI column. Net plant in service is segregated by segment and, as of December 31, 2008, was $629.1 million and
$444.3 million for Distribution and Transmission, respectively.
(3) Includes assets of discontinued operations held for sale.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(M) SEGMENT INFORMATION (Continued)
(In Thousands)
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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(N) DISCONTINUED OPERATIONS

UIL Holdings substantially completed its sale of the business of its wholly-owned subsidiary Xcelecom, effective December 31, 2006, and in accordance with the provisions of SFAS No. 144, the results of those Xcelecom businesses have been reported as discontinued operations in the accompanying Consolidated Statement of Income for the years ended December 31, 2008, 2007 and 2006, respectively, and as discontinued operations held for sale in the Consolidated Balance Sheet as of December 31, 2008 and 2007.  Certain Xcelecom businesses that did not meet the criteria of SFAS No. 144 are reported in continuing operations, as further described in Note (A), “Statement of Accounting Policies – Discontinued Operations / Assets Held for Sale.”

A summary of the discontinued operations of Xcelecom follows:

	2008	2007	2006
	(In Thousands)

Net operating revenues	$-	$-	$356,167

Operating loss	$(677)	$(1,923)	$(111,900)

Income (Loss) before income taxes	$(389)	$(3,389)	$(122,360)
Income tax benefit (expense)	152	1,393	47,593
Income (Loss) from discontinued operations, net
of tax, excluding loss on sales of subsidiaries, net of tax	(237)	(1,996)	(74,767)
Loss on sale of subsidiaries, net of tax	-	-	(49,113)
Net income (loss) from discontinued operations	$(237)	$(1,996)	$(123,880)

UIL Holdings is contingently liable to sureties on performance and payment bonds issued by those sureties, relating to construction projects entered into by Xcelecom and its former subsidiaries in the normal course of business.  These bonds provide a guarantee to the customer that Xcelecom or its former subsidiaries will perform under the terms of a contract and that it will pay subcontractors and vendors.   Surety bonds remain outstanding on certain projects being completed by Xcelecom’s former companies.  The majority of these projects were completed in 2008.  As of December 31, 2008, sureties had issued bonds for the account of Xcelecom in the aggregate amount of approximately $48.3 million.  The expected remaining cost to complete for the projects covered by such surety bonds was approximately $1.1 million as of December 31, 2008.  If Xcelecom’s former companies and the buyers of those companies fail to perform under a contract or to pay subcontractors or vendors, the customer may demand that the surety make payments or provide services under the bond.  UIL Holdings must reimburse the surety for any expenses or outlays it incurs and seek recoupment of those expenses from the buyers of Xcelecom’s former companies.  Sureties have never been required to make payments on Xcelecom’s behalf under the bonds, and UIL Holdings believes that the buyers of Xcelecom’s former companies have every incentive to continue to perform their obligations on the construction projects and have adequate management and other resources to do so.  Accordingly, UIL Holdings concluded that it need not record a liability in connection with these obligations in its Consolidated Balance Sheet as of December 31, 2008.

Xcelecom recognizes certain significant claims for recovery of incurred costs when (1) it is probable that the claim will result in additional contract revenue, (2) when the amount of the claim can be reliably estimated, and (3) when it is determined that there is legal basis for the claim.  UIL Holdings has the right to certain claims related to the sales of the Xcelecom businesses that are not included in the accompanying statement of financial position as of December 31, 2008.

Financial results going forward could be positively or negatively impacted by the following Xcelecom contractual divestiture issues: (1) the completion of certain outstanding projects for which UIL Holdings retained financial responsibility, (2) the collection of certain accounts receivables and promissory notes related to the sales of certain

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

The buyer of the former Xcelecom companies comprising its systems integration business signed a promissory note payable to Xcelecom or UIL Holdings in connection with the sale of that business, which totals $1.5 million as of December 31, 2008.  In June 2008, UIL Holdings was notified that the buyer was in default on its senior third party credit line, which prohibits it from making any subordinated debt payments, including payments under the promissory note.  UIL Holdings and the buyer have agreed to a replacement note which calls for principal payments beginning in July 2009 with full payment in September 2010.  The buyer also paid all past due interest through September 30, 2008 and is now paying interest on a monthly basis.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of UIL Holdings Corporation:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of UIL Holdings Corporation (the Company) at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
February 18, 2009

Item  9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

UIL Holdings carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of UIL Holdings’ disclosure controls and procedures as of December 31, 2008.  Based on the foregoing, UIL Holdings’ Chief Executive Officer and its Chief Financial Officer concluded that its disclosure controls and procedures were effective as of December 31, 2008.

Changes in Internal Control Over Financial Reporting

There have been no changes in UIL Holdings’ internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, UIL Holdings’ internal control over financial reporting.

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

Management assessed the effectiveness of UIL Holdings’ internal control over financial reporting as of December 31, 2008.  Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management determined that, as of December 31, 2008, UIL Holdings maintained effective internal control over financial reporting.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item  9B. Other Information.

None

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information appearing under the captions “ELECTION OF DIRECTORS” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in UIL Holdings Corporation’s (UIL Holdings’) definitive Proxy Statement for the Annual Meeting of the Shareowners scheduled to be held on May 13, 2009, which Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about April 1, 2009, is incorporated by reference in partial answer to this item.  See also “EXECUTIVE OFFICERS,” following Part I, Item 4 herein.  The UIL Holdings Code of Ethics for the Chief Executive Officer, Presidents, and Senior Financial Officers is available on UIL Holdings’ website (www.uil.com), and is included as Exhibit 14 to this filing on Form 10-K.

Item 11.  Executive Compensation.

The information appearing under the captions  “COMPENSATION DISCUSSION AND ANALYSIS,” “SUMMARY COMPENSATION TABLE,” “GRANTS OF PLAN-BASED AWARDS,” “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END,” “OPTIONS EXERCISES AND STOCK VESTED,” “QUALIFIED AND SUPPLEMENTAL EXECUTIVE DEFINED BENEFIT RETIREMENT PLANS,” “NONQUALIFIED DEFERRED COMPENSATION,” “POSTRETIREMENT PAYMENTS AND BENEFITS UPON TERMINATION OR CHANGE IN CONTROLS,” “DIRECTORS’ COMPENSATION,” “COMPENSATION AND EXECUTIVE DEVELOPMENT COMMITTEE REPORT ON EXECUTIVE COMPENSATION,” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION,” in UIL Holdings’ definitive Proxy Statement for the Annual Meeting of the Shareowners scheduled to be held on May 13, 2009, which Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about April 1, 2009, is incorporated by reference in answer to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information appearing under the captions “PRINCIPAL SHAREOWNERS” and “STOCK OWNERSHIP OF DIRECTORS AND OFFICERS” in UIL Holdings’ definitive Proxy Statement for the Annual Meeting of the Shareowners scheduled to be held on May 13, 2009, which Proxy Statement  is expected to be filed with the Securities and Exchange Commission on or about April 1, 2009, is incorporated by reference in partial answer to this item.  The information appearing in Item 5, “Market for UIL Holdings’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Equity Compensation Plan Information,” is incorporated by reference in partial answer to this item.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

The information appearing under the captions “TRANSACTIONS WITH RELATED PERSONS,” and “ELECTION OF DIRECTORS – DIRECTORS’ INDEPENDENCE” in UIL Holdings’ definitive Proxy Statement for the Annual Meeting of the Shareowners scheduled to be held on May 13, 2009, which Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about April 1, 2009, is incorporated by reference in answer to this item.

Item 14.  Principal Accounting Fees and Services.

The information appearing under the caption “BOARD OF DIRECTORS REPORT OF THE AUDIT COMMITTEE” in UIL Holdings’ definitive Proxy Statement for the Annual Meeting of the Shareowners scheduled to be held on May 13, 2009, which Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about April 1, 2009, is incorporated by reference in answer to this item.

Part IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) The following documents are filed as a part of this report:

Financial Statements (see Item 8):

Consolidated statement of income for the years ended December 31, 2008, 2007 and 2006

Consolidated statement of comprehensive income for the years ended December 31, 2008, 2007 and 2006

Consolidated statement of cash flows for the years ended December 31, 2008, 2007 and 2006

Consolidated Balance Sheet, December 31, 2008 and 2007

Consolidated statement of changes in shareholders’ equity for the years ended December 31, 2008, 2007 and 2006

Notes to consolidated financial statements

Report of independent registered public accounting firm

Financial Statement Schedule (see S-1)

Schedule II - Valuation and qualifying accounts for the years ended December 31, 2008, 2007 and 2006

(b)               Exhibits:

Pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, certain of the following listed exhibits, which are annexed as exhibits to previous statements and reports filed by UIL Holdings Corporation (Commission File Number 1-15052) (UIL) and/or The United Illuminating Company (Commission File Number 1-6788) (UI), are hereby incorporated by reference as exhibits to this report.  Such statements and reports are identified by reference numbers as follows:

(1)	Filed with UI and UIL Quarterly Report (Form 10-Q) for fiscal quarter ended September 30, 2000.
(2)	Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended June 30, 2002.
(3)	Filed with UI Registration Statement No. 33-40169, effective August 12, 1991.
(4)	Filed with UI Registration Statement No. 2-57275, effective October 19, 1976.
(5)	Filed with UI Annual Report (Form 10-K) for fiscal year ended December 31, 1995.
(6)	Filed with UI Annual Report (Form 10-K) for fiscal year ended December 31, 1996.
(7)	Filed with UI Registration Statement No. 2-60849, effective July 24, 1978.
(8)	Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended September 30, 2002.
(9)	Filed with UI Annual Report (Form 10-K) for fiscal year ended December 31, 2000.
(10)	Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended March 31, 2003.
(11)	Filed with UI Annual Report (Form 10-K) for fiscal year ended December 31, 2003.
(12)	Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended March 31, 2004.
(13)	Filed with UIL Current Report (Form 8-K) dated November 8, 2004.
(14)	Filed with UIL Current Report (Form 8-K) dated July 8, 2005.
(15)	Filed with UIL Current Report (Form 8-K) dated January 10, 2006.
(16)	Filed with UIL Current Report (Form 8-K) dated July 25, 2005.
(17)	Filed with UIL Annual Report (Form 10-K) for fiscal year ended December 31, 2004.
(18)	Filed with UIL Current Report (Form 8-K) dated September 26, 2005.
(19)	Filed with UIL Current Report (Form 8-K) dated November 28, 2005.
(20)	Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended March 31, 2006.
(21)	Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended June 30, 2006.
(22)	Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended September 30, 2006.
(23)	Filed with UIL Annual Report (Form 10-K) for fiscal year ended December 31, 2006.
(24)	Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended March 31, 2007.
(25)	Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended June 30, 2007.
(26)	Filed with UIL Annual Report (Form 10-K) for fiscal year ended December 31, 2007.
(27)	Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended June 30, 2008.
(28)	Filed with UIL Current Report (Form 8-K) dated August 1, 2008.
(29)	Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended September 30, 2008.

Exhibit Table Item No.	Exhibit No.	Reference No.	Description
(2)	2.1	(20)
Restated Purchase Agreement by and among TransEnergie HQ, Inc., TransEnergie U.S. Ltd., United Capital Investments, Inc., Cross-Sound Cable Company, LLC, BBI CSC LLC, Babcock & Brown Infrastructure Limited, Babcock & Brown Investor Services Ltd., Hydro-Quebec, and United Resources, Inc., dated February 14, 2006.

(2)	2.1(a)	(20)
Amendment No. 1 to Restated Purchase Agreement by and among TransEnergie HQ, Inc., TransEnergie U.S. Ltd., United Capital Investments, Inc., Cross-Sound Cable Company, LLC, BBI CSC LLC, Babcock & Brown Infrastructure Limited, Babcock & Brown Investor Services Ltd., Hydro-Quebec, and United Resources, Inc., dated February 22, 2006.

(2)	2.1(b)	(20)
Amendment No. 2 to Restated Purchase Agreement by and among TransEnergie HQ, Inc., TransEnergie U.S. Ltd., United Capital Investments, Inc., Cross-Sound Cable Company, LLC, BBI CSC LLC, Babcock & Brown Infrastructure Limited, Babcock & Brown Investor Services Ltd., Hydro-Quebec, and United Resources, Inc., dated February 24, 2006.

(2)	2.2	(20)
Settlement Agreement and Release by and among United Bridgeport Energy, Inc., Duke Bridgeport Energy, LLC, UIL Holdings Corporation, Duke Capital, LLC, Bridgeport Energy LLC, and NC Development and Design Company, LLC, dated January 31, 2006.

(2)	2.3	(22)
Stock Purchase Agreement by and among UIL Holdings Corporation, Xcelecom, Inc. and NWN Corporation for all of the outstanding stock of 4Front Systems, Inc., The Datastore, Incorporated, and Datanet Services, Inc., dated August 29, 2006.

(2)	2.4	(23)
Securities Purchase Agreement by and among UIL Holdings Corporation, Xcelecom, Inc. and ODEC Holding Corporation for all of the outstanding stock of Orlando Diefenderfer Electrical Contractors, Inc., dated October 30, 2006.

(2)	2.5	(23)	Securities Purchase Agreement by and among UIL Holdings Corporation, Xcelecom, Inc. and TEI Acquisition Corporation for all of the outstanding stock of Terry’s Electric, Inc., dated November 30, 2006.
(2)	2.6	(23)
Securities Purchase Agreement by and among UIL Holdings Corporation, Xcelecom, Inc. and Allan Brite-Way Electrical Contractors, Inc., as a wholly owned subsidiary of SAIDS LLC, and SAIDS LLC for all of the outstanding  stock of Allan Brite-Way Electrical Contractors, Inc., dated December 29, 2006.

(2)	2.7	(23)
Securities Purchase Agreement by and among UIL Holdings Corporation, Xcelecom, Inc. and Phalcon LTD. for all of the outstanding stock and membership units of McPhee Electric LTD, LLC, JBL Electric, Inc. and JE Richards, Inc., dated December 29, 2006.

(3)	3.1	(25)	Certificate of Incorporation of UIL Holdings Corporation, as amended through May 11, 2007.
(3)	3.2	(29)	Bylaws of UIL Holdings Corporation as amended through September 22, 2008.
(4)	4.1	(3)	Indenture, dated as of August 1, 1991, from The United Illuminating Company to The Bank of New York, Trustee.
(4)	4.2	(28)	Note Purchase Agreement, dated July 29, 2008.
(4)	4.3	(29)
Guaranty Agreement dated September 5, 2008 (portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment).

(4)	4.4#
Guaranty Agreement dated October 29, 2008 (portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment).

Exhibit Table Item No.	Exhibit No.	Reference No.	Description
(10)	10.1	(4)	Stockholder Agreement, dated as of July 1, 1964, among the various stockholders of Connecticut Yankee Atomic Power Company, including The United Illuminating Company.
(10)	10.2a	(4)	Power Contract, dated as of July 1, 1964, between Connecticut Yankee Atomic Power Company and The United Illuminating Company.
(10)	10.2b	(5)	Additional Power Contract, dated as of April 30, 1984, between Connecticut Yankee Atomic Power Company and The United Illuminating Company.
(10)	10.2c	(6)	1987 Supplementary Power Contract, dated as of April 1, 1987, supplementing Exhibits 10.2a and 10.2b.
(10)	10.2d	(6)	1996 Amendatory Agreement, dated as of December 4, 1996, amending Exhibits 10.2b and 10.2c.
(10)	10.2e	(6)	First Supplement to 1996 Amendatory Agreement, dated as of February 10, 1997, supplementing Exhibit 10.2d.
(10)	10.3	(4)	Capital Funds Agreement, dated as of September 1, 1964, between Connecticut Yankee Atomic Power Company and The United Illuminating Company.
(10)	10.4	(7)	Capital Contributions Agreement, dated October 16, 1967, between The United Illuminating Company and Connecticut Yankee Atomic Power Company. (Exhibit
(10)	10.5	(11)	Amended and restated Transmission Line Agreement, dated May 15, 2003, between the State of Connecticut Department of Transportation and The United Illuminating Company
(10)	10.6	(8)	Agreement and Supplemental Agreement, effective June 9, 2002, between The United Illuminating Company and Local 470-1, Utility Workers Union of America, AFL-CIO.
(10)	10.7*	(14)	Employment Agreement, dated as of July 8, 2005, between The United Illuminating Company and Richard J. Nicholas.
(10)	10.7a*	(27)	First Amendment, dated August 4, 2008, to Employment Agreement, dated as of July 8, 2005, between The United Illuminating Company and Richard J. Nicholas.
(10)	10.8*	(14)	Performance Share Agreement for TSR Performance Shares, dated July 8, 2005, between UIL Holdings Corporation and Richard J. Nicholas.
(10)	10.9*	(18)	Stock Option Agreement, dated September 26, 2005, between UIL Holdings Corporation and Richard J. Nicholas.
(10)	10.10*	(14)	Employment Agreement, dated as of July 8, 2005, between The United Illuminating Company and Susan E. Allen.
(10)	10.11*	(13)	Performance Share Agreement for Annual Performance Shares, dated as of November 8, 2004, between UIL Holdings Corporation and Susan E. Allen.
(10)	10.12*	(13)	Employment Agreement, dated as of November 8, 2004, between UIL Holdings Corporation and Deborah C. Hoffman.
(10)	10.13*	(14)	First Amendment, dated July 8, 2005, to Employment Agreement, dated as of November 8, 2004, between UIL Holdings Corporation and Deborah C. Hoffman.
(10)	10.14*	(15)	Employment Agreement, dated as of January 10, 2006, between UIL Holdings Corporation and James P. Torgerson.
(10)	10.14a*	(27)	First Amendment, dated August 4, 2008, to Employment Agreement, dated as of January 10, 2006, between UIL Holdings Corporation and James P. Torgerson.
(10)	10.15*	(10)	UIL Holdings Corporation 1999 Amended and Restated Stock Plan, as Amended and Restated effective March 24, 2003.
(10)	10.15a*	(16)	First Amendment to the UIL Holdings Corporation 1999 Amended and Restated Stock Plan, dated July 26, 2005.
(10)	10.15b*	(24)	Second Amendment to the UIL Holdings Corporation 1999 Amended and Restated Stock Plan, dated March 27, 2007.
(10)	10.15c*	(25)	Third Amendment to the UIL Holdings Corporation 1999 Amended and Restated Stock Plan, dated December 23, 2007.

Exhibit Table Item No.	Exhibit No.	Reference No.	Description
(10)	10.16*	(27)	Amended and restated UIL Holdings Corporation Change In Control Severance Plan dated August 4, 2008.
(10)	10.17*	(9)	Non-Employee Directors’ Common Stock and Deferred Compensation Plan of UIL Holdings Corporation, as amended through December 31, 2000.
(10)	10.18*	(1)	UIL Holdings Corporation Non-Employee Directors Change in Control Severance Plan.
(10)	10.19*	(21)	UIL Holdings Corporation Deferred Compensation Plan, as originally adopted effective January 27, 2003, reflecting amendments through March 24, 2003.
(10)	10.19a*	(19)	Second Amendment to the UIL Holdings Corporation Deferred Compensation Plan.
(10)	10.19b*	(24)	Third Amendment to the UIL Holdings Corporation Deferred Compensation Plan, dated March 27, 2007.
(10)	10.20*	(12)	UIL Holdings Corporation Senior Executive Incentive Compensation Program.
(10)	10.21*	(17)	UIL Holdings Corporation Executive Incentive Compensation Program
(10)	10.21a*	(17)	First Amendment to UIL Holdings Corporation Executive Incentive Compensation Program
(10)	10.22*	(17)	Form of Annual Performance Share Agreement under the UIL Holdings Corporation 1999 Amended and Restated Stock Plan
(10)	10.23*	(24)	Employment Agreement, dated February 28, 2007, between UIL Holdings Corporation and Linda L. Randell.
(10)	10.23a*	(27)	First Amendment, dated August 4, 2008, to Employment Agreement, dated as of February 28, 2007, between UIL Holdings Corporation and Linda L. Randell.
(10)	10.24*	(26)	Employment Agreement, dated January 26, 2004, between The United Illuminating Company and Anthony J. Vallillo.
(10)	10.24a*	(26)	First Amendment, dated, November 18, 2004 to Employment Agreement, dated as of January 26, 2004, between The United Illuminating Company and Anthony J. Vallillo.
(10)	10.24b*	(26)	Second Amendment, dated, November 28, 2005 to Employment Agreement, dated as of January 26, 2004, between The United Illuminating Company and Anthony J. Vallillo.
(10)	10.24c*	(27)	Third Amendment, dated August 4, 2008, to Employment Agreement, dated as of January 26, 2004, between The United Illuminating Company and Anthony J. Vallillo.
(10)	10.25*	(26)	Employment Agreement, dated March 26, 2004, between The United Illuminating Company and Richard J. Reed.
(10)	10.25a*	(26)	First Amendment, dated, November 18, 2004 to Employment Agreement, dated as of March 26, 2004, between The United Illuminating Company and Richard J. Reed.
(10)	10.25b*	(27)	Second Amendment, dated August 4, 2008, to Employment Agreement, dated as of March 26, 2004, between The United Illuminating Company and Richard J. Reed.
(10)	10.26*	(26)	Employment Agreement, dated July 1, 2005, between The United Illuminating Company and Steven P. Favuzza.
(10)	10.27*	(27)	UIL Holdings Corporation 2008 Stock and Incentive Compensation Plan dated May 14, 2008
(10)	10.28*	(27)	The United Illuminating Company Deferred Compensation Plan Grandfathered Benefits Provisions dated August 4, 2008.
(10)	10.29*	(27)	The United Illuminating Company Deferred Compensation Plan Non-Grandfathered Benefits Provisions dated August 4, 2008.

Exhibit Table Item No.	Exhibit No.	Reference No.	Description
(10)	10.30*	(27)	The United Illuminating Company Supplemental Executive Retirement Plan Grandfathered Benefits Provisions dated August 4, 2008.
(10)	10.31*	(27)	The United Illuminating Company Supplemental Executive Retirement Plan Non-Grandfathered Benefits Provisions dated August 4, 2008.
(14)	14	(22)	UIL Holdings Corporation Code of Ethics for the Chief Executive Officer, Presidents, and Senior Financial Officers. (Exhibit 14)
(21)	21	(2)	List of subsidiaries of UIL Holdings Corporation. (Exhibit 21a)
(31)	31.1		Certification of Periodic Financial Report.
(31)	31.2		Certification of Periodic Financial Report.
(32)	32		Certification of Periodic Financial Report.
______________________
*      Management contract or compensatory plan or arrangement.
**	UIL Holdings agrees to furnish a supplementary copy of any omitted schedules to this Agreement to the Securities and Exchange Commission upon request.
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

UIL HOLDINGS CORPORATION

Date: February 18, 2009	By /s/ James P. Torgerson
James P. Torgerson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James P. Torgerson	Director, President	February 18, 2009
(James P. Torgerson) (Principal Executive Officer)	and Chief Executive Officer

/s/ Richard J. Nicholas	Executive Vice President and	February 18, 2009
(Richard J. Nicholas)	Chief Financial Officer
(Principal Financial Officer)

/s/ Steven P. Favuzza	Vice President and	February 18, 2009
(Steven P. Favuzza)	Controller
(Principal Accounting Officer)

/s/ F. Patrick McFadden, Jr.	Director and Chairman	February 18, 2009
(F. Patrick McFadden, Jr.)

/s/ John F. Croweak	Director	February 18, 2009
(John F. Croweak)

/s/ Betsy Henley-Cohn	Director	February 18, 2009
(Betsy Henley-Cohn)

/s/ James A. Thomas	Director	February 18, 2009
(James A. Thomas)

/s/ John L. Lahey	Director	February 18, 2009
(John L. Lahey)

Signature	Title	Date

/s/ Marc C. Breslawsky	Director	February 18, 2009
(Marc C. Breslawsky)

/s/ Thelma R. Albright	Director	February 18, 2009
(Thelma R. Albright)

/s/ Arnold L. Chase	Director	February 18, 2009
(Arnold L. Chase)

/s/ Daniel J. Miglio	Director	February 18, 2009
(Daniel J. Miglio)

/s/ William F. Murdy	Director	February 18, 2009
(William F. Murdy)

/s/ Donald R. Shassian	Director	February 18, 2009
(Donald R. Shassian)

UIL Holdings Corporation
Schedule II - Valuation and Qualifying Accounts
For the Year Ended December 31, 2008, 2007 and 2006
(Thousands of Dollars)

Col. A.		Col. B.	Col. C			Col. D.		Col. E.
				Additions
		Balance at	Charged to		Charged to			Balance at
		Beginning	Costs and		Other			End
Classification		of Period	Expenses		Accounts	Deductions		of Period

RESERVE DEDUCTION FROM
ASSETS TO WHICH IT APPLIES:

Reserve for uncollectible
accounts (consolidated):
	2008	$3,900	$22,150		$-	$21,550	(A)	$4,500
	2007	$2,600	$15,856		$-	$14,556	(A)	$3,900
	2006	$2,600	$10,687		$-	$10,687	(A)	$2,600

(A) Accounts written off, net of recoveries

S-1