Form 10-K/A
period 2008-12-31
UIL HOLDINGS CORP
filed 2009-03-02
CIK 1082510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 1)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission File Number 1-15052

(Exact name of registrant as specified in its charter)

Connecticut	06-1541045
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

157 Church Street, New Haven, Connecticut	06506
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  203-499-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, no par value	New York Stock Exchange

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A is hereby filed to include Exhibit 23 Consent of Independent Registered Public Accounting Firm that was inadvertently omitted from the original filing.  Except as described above, no other changes have been made to the original Form 10-K filed on February 18, 2009.

Part IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) All other documents and schedules have been omitted as they are not applicable to this Amendment.

   (b) Exhibits:

Pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, certain of the following listed exhibits, which are annexed as exhibits to previous statements and reports filed by UIL Holdings Corporation (Commission File Number 1-15052) (UIL) and/or The United Illuminating Company (Commission File Number 1-6788) (UI), are hereby incorporated by reference as exhibits to this report.  Such statements and reports are identified by reference numbers as follows:

(1)	Filed with UI and UIL Quarterly Report (Form 10-Q) for fiscal quarter ended September 30, 2000.
(2)	Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended June 30, 2002.
(3)	Filed with UI Registration Statement No. 33-40169, effective August 12, 1991.
(4)	Filed with UI Registration Statement No. 2-57275, effective October 19, 1976.
(5)	Filed with UI Annual Report (Form 10-K) for fiscal year ended December 31, 1995.
(6)	Filed with UI Annual Report (Form 10-K) for fiscal year ended December 31, 1996.
(7)	Filed with UI Registration Statement No. 2-60849, effective July 24, 1978.
(8)	Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended September 30, 2002.
(9)	Filed with UI Annual Report (Form 10-K) for fiscal year ended December 31, 2000.
(10)	Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended March 31, 2003.
(11)	Filed with UI Annual Report (Form 10-K) for fiscal year ended December 31, 2003.
(12)	Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended March 31, 2004.
(13)	Filed with UIL Current Report (Form 8-K) dated November 8, 2004.
(14)	Filed with UIL Current Report (Form 8-K) dated July 8, 2005.
(15)	Filed with UIL Current Report (Form 8-K) dated January 10, 2006.
(16)	Filed with UIL Current Report (Form 8-K) dated July 25, 2005.
(17)	Filed with UIL Annual Report (Form 10-K) for fiscal year ended December 31, 2004.
(18)	Filed with UIL Current Report (Form 8-K) dated September 26, 2005.
(19)	Filed with UIL Current Report (Form 8-K) dated November 28, 2005.
(20)	Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended March 31, 2006.
(21)	Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended June 30, 2006.
(22)	Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended September 30, 2006.
(23)	Filed with UIL Annual Report (Form 10-K) for fiscal year ended December 31, 2006.
(24)	Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended March 31, 2007.
(25)	Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended June 30, 2007.
(26)	Filed with UIL Annual Report (Form 10-K) for fiscal year ended December 31, 2007.
(27)	Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended June 30, 2008.
(28)	Filed with UIL Current Report (Form 8-K) dated August 1, 2008.
(29)	Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended September 30, 2008.
(30)	Filed with UIL Annual Report (Form 10-K) for fiscal year ended December 31, 2008.

Exhibit Table Item No.	Exhibit No.	Reference No.	Description
(2)	2.1	(20)
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

(4)	4.4	(30)
Redacted version of Guaranty Agreement dated October 29, 2008 (portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment).

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

UIL HOLDINGS CORPORATION

Date: March 2, 2009	By /s/ James P. Torgerson
James P. Torgerson
President and Chief Executive Officer