Form 10-Q
period 2009-03-31
UIL HOLDINGS CORP
filed 2009-05-06
CIK 1082510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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
Yes  ☒      No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The number of shares outstanding of the issuer’s only class of common stock, as of May 1, 2009 was 25,328,074.

INDEX

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

Item 1A.	Risk Factors.	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	44
Item 6.	Exhibits.	44
	SIGNATURES	45

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(In Thousands except per share amounts)
(Unaudited)
	Three Months Ended
	March 31,
	2009	2008

Operating Revenues (Note F)
Utility	$235,272	$234,417
Non-utility	237	207
Total Operating Revenues	235,509	234,624
Operating Expenses
Operation
Purchased power (Note F)	103,567	117,526
Operation and maintenance	52,429	52,419
Transmission wholesale	12,467	8,551
Depreciation and amortization (Note F)	23,987	25,186
Taxes - other than income taxes (Note F)	14,494	12,276
Total Operating Expenses	206,944	215,958
Operating Income	28,565	18,666

Other Income and (Deductions), net (Note F)	1,471	1,855

Interest Charges, net
Interest on long-term debt	8,392	7,277
Other interest, net (Note F)	491	208
	8,883	7,485
Amortization of debt expense and redemption premiums	513	432
Total Interest Charges, net	9,396	7,917

Income Before Income Taxes, Equity Earnings and
Discontinued Operations	20,640	12,604

Income Taxes (Note E)	8,563	5,686

Income Before Equity Earnings and Discontinued Operations	12,077	6,918
Income (Loss) from Equity Investments	12	(274)
Income from Continuing Operations	12,089	6,644
Discontinued Operations, Net of Tax (Note N)	(47)	(57)

Net Income	$12,042	$6,587

Average Number of Common Shares Outstanding - Basic	25,188	25,050
Average Number of Common Shares Outstanding - Diluted	25,543	25,399

Earnings Per Share of Common Stock - Basic:
Continuing Operations	$0.48	$0.26
Discontinued Operations	-	-
Net Earnings	$0.48	$0.26

Earnings Per Share of Common Stock - Diluted:
Continuing Operations	$0.47	$0.26
Discontinued Operations	-	-
Net Earnings	$0.47	$0.26

Cash Dividends Declared per share of Common Stock	$0.432	$0.432

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)
	Three Months Ended
	March 31,
	2009	2008

Net Income	$12,042	$6,587
Other comprehensive income (loss), net of tax:
Interest rate cap mark-to-market	-	(6)
Other Comprehensive Income (Loss)	-	(6)
Comprehensive Income (Note A)	$12,042	$6,581

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET

ASSETS
(In Thousands)
(Unaudited)
	March 31,	December 31,
	2009	2008
Current Assets
Unrestricted cash and temporary cash investments	$25,544	$7,730
Restricted cash	11,259	11,074
Utility accounts receivable less allowance of $4,500 and $4,500	90,322	85,377
Other accounts receivable	4,934	8,477
Related party note receivable (Note H)	44,043	35,543
Unbilled revenues	43,043	50,123
Current regulatory assets	44,736	38,441
Materials and supplies, at average cost	4,228	3,871
Deferred income taxes	2,647	6,863
Prepayments	6,767	3,670
Other current assets	2,208	1,539
Current assets of discontinued operations held for sale	3,166	4,537
Total Current Assets	282,897	257,245

Other investments	9,297	10,307

Property, Plant and Equipment at original cost
In service	1,352,691	1,330,901
Less, accumulated depreciation	350,440	344,124
	1,002,251	986,777
Construction work in progress	83,715	86,811
Net Property, Plant and Equipment	1,085,966	1,073,588

Regulatory Assets (future amounts due from customers
through the ratemaking process)	720,721	723,079

Deferred Charges and Other Assets
Unamortized debt issuance expenses	7,071	6,644
Other long-term receivable	1,887	2,188
Contracts for differences	10,601	8,649
Other	578	586
Total Deferred Charges and Other Assets	20,137	18,067

Long-term assets of discontinued operations held for sale	600	900

Total Assets	$2,119,618	$2,083,186

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET

LIABILITIES AND CAPITALIZATION
(In Thousands)
(Unaudited)
	March 31,	December 31,
	2009	2008
Current Liabilities
Line of credit borrowings	$160,000	$148,000
Current portion of long-term debt	55,286	55,286
Notes payable	5,000	-
Accounts payable	73,238	91,891
Dividends payable	10,921	10,904
Accrued liabilities	30,727	30,043
Current regulatory liabilities	13,080	18,709
Interest accrued	8,064	7,046
Taxes accrued	9,977	4,792
Current liabilities of discontinued operations held for sale	4,697	5,467
Total Current Liabilities	370,990	372,138

Noncurrent Liabilities
Pension accrued	138,769	136,383
Connecticut Yankee contract obligation	22,175	22,721
Other post-retirement benefits accrued	49,500	48,671
Contracts for differences	106,337	92,142
Other	3,659	4,375
Total Noncurrent Liabilities	320,440	304,292

Deferred Income Taxes (future tax liabilities owed
to taxing authorities)	296,502	298,824

Regulatory Liabilities (future amounts owed to customers
through the ratemaking process)	85,052	84,322

Commitments and Contingencies (Note J)

Capitalization (Note B)
Long-term debt	569,691	549,031

Common Stock Equity
Common stock	331,742	330,994
Paid-in capital	14,029	13,771
Capital stock expense	(2,170)	(2,170)
Unearned employee stock ownership plan equity	(475)	(712)
Retained earnings	133,817	132,696
Net Common Stock Equity	476,943	474,579

Total Capitalization	1,046,634	1,023,610

Total Liabilities and Capitalization	$2,119,618	$2,083,186

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash Flows From Operating Activities
Net income	$12,042	$6,587
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	24,501	20,478
Deferred income taxes	1,471	(1,323)
Stock-based compensation expense (Note A)	1,297	1,592
Pension expense	8,136	2,654
Allowance for funds used during construction (AFUDC) - equity	(27)	(576)
Excess generation service charge	(5,254)	(8,094)
Deferred Transmission (income) expense	(5,081)	(572)
Other non-cash items, net	(4,473)	271
Changes in:
Utility accounts receivable, net	(975)	4,471
Other accounts receivable	7,121	(140)
Prepayments	(1,400)	(4,533)
Accounts payable	(10,938)	(4,286)
Interest accrued	964	(471)
Taxes accrued	5,184	26,084
Accrued liabilities	(337)	(6,679)
Other assets	(357)	545
Other liabilities	86	(703)
Total Adjustments	19,918	28,718
Net Cash provided by Operating Activities	31,960	35,305

Cash Flows from Investing Activities
Related party note receivable	(8,500)	-
Plant expenditures including AFUDC debt	(31,641)	(59,715)
Changes in restricted cash	(185)	(247)
Net Cash (used in) Investing Activities	(40,326)	(59,962)

Cash Flows from Financing Activities
Issuances of long-term debt	25,000	-
Payments on long-term debt	(4,286)	(4,286)
Notes payable - short-term, net	17,000	42,000
Payment of common stock dividend	(10,903)	(10,834)
Other	(631)	385
Net Cash provided by Financing Activities	26,180	27,265

Unrestricted Cash and Temporary Cash Investments:
Net change for the period	17,814	2,608
Balance at beginning of period	7,730	14,770
Balance at end of period	25,544	17,378

Non-cash investing activity:
Plant expenditures included in ending accounts payable	$19,886	$22,932

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

(A)            STATEMENT OF ACCOUNTING POLICIES

Basis of Presentation

UIL Holdings Corporation (UIL Holdings) primarily operates its regulated utility business.  The utility business consists of the electric transmission and distribution operations of The United Illuminating Company (UI).  UI is also a 50-50 partner, together with NRG Energy, Inc. (NRG), in GenConn Energy LLC (GenConn), a project to build new peaking generation plants chosen by the DPUC to help address the state’s growing need for more power generation during the heaviest load periods.  UIL Holdings also has non-utility businesses consisting of an operating lease, a passive minority ownership interest in an investment fund, a heating and cooling facility and an entity that collects receivables, disburses payables and manages claims related to a divested mechanical contracting business.  The non-utility businesses also recently included the operations of Xcelecom, Inc. (Xcelecom) until the substantial completion of the sale of that business effective December 31, 2006.  UIL Holdings is headquartered in New Haven, Connecticut, where its senior management maintains offices and is responsible for overall planning, operating and financial functions.  UIL Holdings’ Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in UIL Holdings’ Annual Report on Form 10-K for the year ended December 31, 2008.  Such notes are supplemented below.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).  Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted in accordance with Securities and Exchange Commission (SEC) rules and regulations.  UIL Holdings believes that the disclosures made are adequate to make the information presented not misleading.  The information presented in the consolidated financial statements reflects all adjustments which, in the opinion of UIL Holdings, are necessary for a fair statement of the financial position and results of operations for the interim periods described herein.  All such adjustments are of a normal and recurring nature.  The results for the three months ended March 31, 2009 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2009.

Certain amounts reported in the operating section of the Consolidated Statement of Cash Flows in previous periods have been reclassified to conform to the current presentation.

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

In April 2006, UIL Holdings classified its wholly-owned subsidiary, Xcelecom as held for sale.  Certain Xcelecom subsidiaries no longer meet the criteria of SFAS No. 144, and as such, the assets and liabilities and results of operations of those entities have been reclassified to continuing operations in UIL Holdings’ Consolidated Balance Sheet at March 31, 2009 and December 31, 2008, and Consolidated Statement of Income for the period ended March 31, 2009 and 2008.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Major classes of assets and liabilities of the discontinued operations of Xcelecom consist of: current assets of $3.2 million, consisting primarily of receivables; and current liabilities of $4.7 million, consisting mainly of accrued insurance payables.

Earnings per Share

The following table presents a reconciliation of the basic and diluted earnings per share calculations for the three months ended March 31, 2009 and March 31, 2008:

	Income Applicable to	Average Number of	Earnings
	Common Stock	Shares Outstanding	per Share
	(In Thousands, except per share amounts)
Three Months Ended March 31:
2009
Income from Continuing Operations	$12,089	25,188	$0.48
Discontinued Operations, Net of Tax	(47)	25,188	-
Net Income	12,042	25,188	0.48
Effect of Dilutive Securities (1)	-	355	(0.01)
Diluted Earnings	$12,042	25,543	$0.47

2008
Income from Continuing Operations	$6,644	25,050	$0.26
Discontinued Operations, Net of Tax	(57)	25,050	-
Net Income	6,587	25,050	0.26
Effect of Dilutive Securities (1)	-	349	-
Diluted Earnings	$6,587	25,399	$0.26

(1) Reflecting the effect of dilutive stock options, performance shares and restricted stock.

Stock options to purchase 359,152 shares of common stock were outstanding but not included in the computation of diluted earnings per share, because the options’ exercise prices were greater than the average market price of the common shares during the first quarter of 2009 and 2008.

Stock-Based Compensation

UIL Holdings has a performance-based long-term incentive arrangement pursuant to which certain members of management have the opportunity to earn a pre-determined number of performance shares, the number of which is predicated upon the achievement of various pre-defined performance measures.  These performance shares were issued under the UIL Holdings 1999 Amended and Restated Stock Plan prior to 2009 and are now issued under the 2008 Stock and Incentive Compensation Plan (Plan).  Performance shares vest at the end of the three-year cycle with the actual issuance of UIL Holdings’ common stock in respect of such shares following the end of each three-year cycle.  A new three-year cycle begins in January of each year.  UIL Holdings records compensation expense for these performance shares ratably over the three-year period, except in the case of retirement-eligible employees, for whom compensation expense is immediately recognized in accordance with SFAS No. 123 (Revised), “Share-Based Payment” (SFAS No. 123R), based on the value of the expected payout at the end of each year relative to the performance measures achieved.  An additional $0.6 million of compensation expense was recorded in the first quarter of 2009 with respect to retirement-eligible employees based on the application of SFAS No. 123R retirement-eligible provisions. A target amount of 104,320 performance shares was granted in March 2009; the average of the high and low market price on the date of grant was $22.34 per share.  In March 2009, upon the vesting of performance shares previously granted, 28,188 shares were issued to members of management and receipt of 18,873 shares was deferred as stock units.  The number of shares that ultimately will be issued is subject to the personal income tax elections of the applicable employees.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

In March 2009, UIL Holdings granted a total of 3,333 shares of restricted stock to its President and Chief Executive Officer (CEO), James P. Torgerson, under the Plan and in accordance with his employment agreement; the average of the high and low market price on the date of grant was $22.34 per share.  Compensation expense for this restricted stock is recorded ratably over the five-year vesting period for such restricted stock.

In March 2009, UIL Holdings granted a total of 44,020 shares of restricted stock to non-executive directors under the Plan; the average of the high and low market price on the date of grant was $22.34 per share.  Compensation expense for this restricted stock is recorded ratably over the three-year vesting period for such restricted stock.  In March 2009, 18,000 shares of previously-granted restricted stock grants to directors vested, of which 10,000 shares were issued to directors who had not elected to have their vested shares deferred as stock units.

Total stock-based compensation expense for the three months ended March 31, 2009 and 2008 was $1.3 million and $1.6 million, respectively.

Comprehensive Income

Comprehensive income for the three months ended March 31, 2009 and 2008 was equal to net income, less an interest rate cap mark-to-market adjustment of an immaterial amount, after-tax, related to $64.5 million principal amount of Pollution Control Refunding Revenue Bonds.  For further information regarding this interest rate cap transaction, see Note (B), “Capitalization – Long-Term Debt.”

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

Under FIN No. 48, UIL Holdings may recognize the tax benefit of an uncertain tax position only if management believes it is more likely than not that the tax position will be sustained on examination by the taxing authority based upon the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based upon the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  UIL Holdings adopted the provisions of FIN No. 48 on January 1, 2007, but has not recognized any additional liability for unrecognized tax benefits, or accrued any interest or penalties associated with uncertain tax benefits.  As a result, as of March 31, 2009, UIL Holdings did not have any unrecognized tax benefits.  The Company is not aware of any event that could occur in the next twelve months that would cause the amount of unrecognized tax benefits to increase significantly.

UIL Holdings’ policy is to recognize interest accrued and penalties associated with uncertain tax positions as a component of operating expense.  During the periods ended March 31, 2009 and 2008, no interest or penalties associated with uncertain tax positions was recognized and as of each of March 31, 2009 and December 31, 2008, no interest or penalties are reflected in the Consolidated Balance Sheet.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Regulatory Accounting

UIL Holdings’ regulatory assets and liabilities as of March 31, 2009 and December 31, 2008 were comprised of the following:

	Remaining
	Amortization	March 31,	December 31,
	Period	2009	2008
		(In Thousands)
Regulatory Assets:
Nuclear plant investments – above market	(a)	$329,167	$334,279
Income taxes due principally to book-tax differences	(b)	53,296	52,859
Connecticut Yankee	7 years	22,176	22,721
Unamortized redemption costs	13 to 25 years	15,112	15,312
Stranded cost recovery	(a)	27,798	34,337
Pension and other post-retirement benefit plans	(c)	194,342	199,197
Contracts for differences	(d)	101,665	88,309
Deferred pension and post-retirement expense	(f)	1,861	-
Distribution retail revenue decoupling	(g)	1,407	-
Other	(b)	18,633	14,506
Total regulatory assets		765,457	761,520
Less current portion of regulatory assets		44,736	38,441
Regulatory Assets, Net		$720,721	$723,079

Regulatory Liabilities:
Accumulated deferred investment tax credits	34 years	$5,161	$5,197
Deferred gain on sale of property	(a)	37,798	37,798
Middletown/Norwalk local network service offset	42 years	24,125	24,261
Excess generation service charge	(e)	8,601	13,855
Asset removal costs	(b)	2,159	2,258
Other	(b)	20,288	19,662
Total regulatory liabilities		98,132	103,031
Less current portion of regulatory liabilities		13,080	18,709
Regulatory Liabilities, Net		$85,052	$84,322

(a) Liability relates to the Competitive Transition Assessmen (CTA) model, amortization of which is currently scheduled to end in 2013
(b) Amortization period and/or balance varies depending on the nature, cost of removal and/or remaining life of the underlying assets/liabilities
(c) Balance is recalculated each year, in accordance with SFAS 158 (Note G)
(d) This balance fluctuates based upon quarterly market analysis (Note K)
(e) This balance fluctuates based upon annual Generation Service Charge (GSC) rates and the resulting income or loss
(f) Pension & OPEB regulatory asset established for amounts of actual 2009 expense not reflected in rates of $10.2 million. Recovery to be determined at year end by DPUC.
(g) Full revenue decoupling ensuring UI of its revenue recovery established by the DPUC. Recovery or refund of 2009 actual versus approved revenue differential to be addressed by the DPUC in 2010.

New Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (SFAS No. 141 (R)).  SFAS No. 141 (R) is a revision of SFAS No. 141, but retains the fundamental requirements that the acquisition method of accounting (purchase method) be used for all business combinations.  SFAS No. 141 (R) defines the

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS No. 141 (R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity to be measured at fair value at the acquisition date.  In addition, acquisition-related costs must be expensed in the periods in which the costs are incurred and the services received.  SFAS No. 141 (R) is effective for fiscal years beginning on or after December 15, 2008 and did not have an impact on UIL Holdings’ Consolidated Balance Sheet, Consolidated Statement of Income or Consolidated Statement of Cash Flows.

Also in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements,” an amendment to Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (SFAS No. 160).  SFAS No. 160 requires noncontrolling interest or “minority interest” to be clearly identified in the equity section of the Consolidated Balance Sheet, and income attributable to the noncontrolling interest be presented separately on the face of the Consolidated Statement of Income (Loss).  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and did not have an impact on UIL Holdings’ Consolidated Balance Sheet, Consolidated Statement of Income or Consolidated Statement of Cash Flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161).  SFAS No. 161 is an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  This statement impacts disclosures and did not impact UIL Holdings’ Consolidated Balance Sheet, Consolidated Statement of Income or Consolidated Statement of Cash Flows.  See Note (K), “Fair Value of Financial Instruments” for additional disclosures related to SFAS No. 161.

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

(B)  CAPITALIZATION

Common Stock

UIL Holdings had 25,302,223 shares of its common stock, no par value, outstanding at March 31, 2009, of which (1) 23,284 shares were unallocated shares held by UI’s 401(k)/Employee Stock Ownership Plan (KSOP) and (2) 79,121 shares were shares of restricted stock.  The unallocated shares held by the KSOP and shares of restricted stock are not recognized as outstanding for purposes of calculating basic earnings per share.  UI loaned $11.5 million to the KSOP to purchase shares in open market transactions.  The shares are allocated to employees’ KSOP accounts as the loan is repaid and compensation expense is recorded upon allocation based on the fair market value of the stock.  The loan is being repaid by the KSOP over a 12-year period ending October 1, 2009, using employer contributions and dividends paid on the unallocated shares of the stock held by the KSOP.  Dividends on allocated shares are charged to retained earnings.  As of March 31, 2009, 23,284 shares, with a fair market value of $0.5 million, had not been allocated to KSOP participants.

Long-Term Debt

UI remarketed $78.5 million of tax-exempt bonds in February 2009, $7.5 million of which were remarketed at a fixed interest rate of 5.75% for three-years and $71 million of which were remarketed for a fixed interest rate of 7.125% for three years.  UI also redeemed and reissued $25 million of tax-exempt bonds in March 2009 at a fixed interest rate of 6.875% for three years.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

In December 2009, $51 million of UI’s senior notes will need to be refinanced.    Interest rates on long-term debt have increased since UI obtained a commitment in 2008 for debt capital in the private placement market, but UIL Holdings expects to be able to meet its financing requirements over the next twelve months.

On April 27, 2009, UI closed on a bank financing in the amount of $121.5 million with a syndicate of banks (the “Equity Bridge Loan” or “EBL”), the proceeds of which will be used by UI to fund its commitments as a 50% owner of GenConn.  GenConn will direct $57 million of such amount to GenConn Devon LLC (GenConn Devon) and $64.5 million to GenConn Middletown LLC (GenConn Middletown), each of which is a wholly owned subsidiary of GenConn, for use in the construction of peaking generation facilities by those entities.  UI will draw on this facility as needed to fund its commitments to GenConn as construction progresses.  UI does not have any further funding commitments to GenConn at this time and does not guarantee any of GenConn’s obligations.

GenConn obtained project financing on April 27, 2009 in a separate transaction that makes $243 million available to GenConn for construction and related activities, and $48 million available under a working capital facility (collectively, the “Project Financing”).  UI expects that those funds, together with the funds committed by UI and GenConn’s other 50% owner, NRG Energy, will be sufficient to allow GenConn to complete the construction of its planned peaking generation facilities.

The EBL will be repaid upon the earlier of the maturity date or attainment of commercial operation which is expected to be June 2010 for the GenConn Devon and June 2011 for GenConn Middletown.  The initial maturity date of the loan is April 27, 2010, and may be extended to June 1, 2011, so long as that on the date of extension project construction is continuing and the Project Financing is not due and payable.

As a result of GenConn obtaining the Project Financing, UIL Holdings’ obligations under guarantee agreements it had made with an affiliate of General Electric Company (GE) in connection with the purchase of GE turbines by GenConn Devon and GenConn Middletown were terminated.  Those guarantees were in the amounts of $16.7 million and $30.0 million, respectively, as of March 31, 2009.

(C)  REGULATORY PROCEEDINGS

Department of Public Utility Control (DPUC)

2008 Rate Case

On February 4, 2009, the DPUC issued its final decision regarding UI’s application requesting an increase in distribution rates, the results of which included a $6.13 million increase in revenue requirements for 2009, compared to 2008.  Because an increase in revenue requirements for 2009 resulting from the 2005 Rate Case had gone into effect January 1, 2009, UI returned approximately $0.97 million to ratepayers through a one-time adjustment in April 2009.  The 2009 decision provides for an allowed distribution return on equity of 8.75%, a decrease from 9.75% allowed in the 2005 Rate Case, and a capital structure of 50% equity and 50% debt compared to 48% equity and 52% debt in the 2005 Rate Case.  The decision continues the prior earnings sharing mechanism structure, applying to the new 8.75% allowed return, whereby 50% of the earnings over the allowed annual level is returned to customers and 50% is retained by UI.  The decision provides for recovery of updated pension and postretirement expense for 2010 based upon the December 31, 2009 valuation.  The decision provides for an additional increase in distribution revenue requirements of $19.14 million for 2010.

The February 2009 decision also provides for the establishment of an annual $10.2 million regulatory asset to address a portion of the actual increase in pension and postretirement expense for 2009 and 2010, a provision for decoupling of distribution revenues from sales, and a partial reconciliation for the as-issued cost of new debt.

On February 18, 2009, UI filed a request for reconsideration with the DPUC regarding clarification on various technical issues related to the interest rate tracker, the full decoupling provision and other matters.  The DPUC reopened the proceeding to consider UI’s request.  On April 22, 2009, the DPUC issued a draft decision in the

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

reopened proceeding that, if adopted as the final decision, would correct certain technical issues, clarify other issues raised by UI and increase UI's revenue requirements by $655,000 and $939,000 for 2009 and 2010, respectively.  On May 4, 2009, UI submitted written exceptions to the DPUC.  A final decision is expected in June 2009.

On March 13, 2009, UI requested a further reopening of the rate case decision to address the decision’s allowed distribution return on equity of 8.75%.  The DPUC has scheduled oral arguments to take place on May 11, 2009 to determine whether the proceeding should be reopened.

2009 Rates

In December 2008, the DPUC issued a letter ruling to address changes to all of UI’s rate components effective as of January 1, 2009.  The letter ruling approved requested changes to UI’s distribution charges as well as changes to UI’s transmission, Systems Benefits Charges (SBC), and Non-Bypass able Federally Mandated Congestion Charges (NBFMCC).  The letter ruling also approved Generation Services Charge (GSC) rates for the twelve-month period from January 1, 2009 through December 31, 2009, and last resort service GSC rates for the January 1, 2009 through March 31, 2009 time period.  On February 20, 2009, UI received a letter ruling approving last resort service GSC rates for the April 1, 2009 through June 30, 2009 time period.  As discussed in the 2008 Rate Case section above, a one-time adjustment of approximately $0.97 million was returned to customers in April 2009.

Approval of the Issuance of Debt

UI has received approval from the DPUC to issue not more than $375 million principal amount of debt securities (the Proposed Notes) at interest rates representing a maximum authorized spread of 400 basis points above the comparable U.S. Treasury rate during the period from 2007 through 2009.  The proceeds from the sales of the Proposed Notes may be used by UI for the following purposes: (1) to refinance $225 million principal amount of maturing existing debt; (2) to finance capital expenditures; (3) for general corporate purposes; (4) to repay short-term borrowings incurred to temporarily fund these requirements; and (5) to pay issuance costs related to the Proposed Notes.  UI issued $150 million and $175 million of debt in 2008 and 2007, respectively.  UI may issue $50 million of debt in 2009, according to the terms and conditions approved by the DPUC.

On February 18, 2009, the DPUC approved an application filed by UI to afford UI additional flexibility to market outstanding tax-exempt bonds in the municipal bond market.  Specifically, UI requested approval to redeem and reissue, without insurance, $25 million, $27.5 million and $64.46 million principal amount of tax-exempt bonds outstanding that are currently insured by Ambac Assurance Corporation (Ambac).  UI redeemed reissued, without insurance, $25 million principal amount of tax-exempt bonds in March 2009.  UI’s plans for additional such transactions are dependent upon municipal bond market conditions.  For further information, refer to Part I, Item 3A, “Quantitative and Qualitative Disclosures About Market Risk.”

Generation

GenConn is a 50-50 joint venture of UI and NRG.  In 2008, the DPUC selected two projects proposed by GenConn to help address Connecticut’s growing need for more power generation during the heaviest load periods.

Two peaking generation projects, each with a nominal capacity of 200 megawatt (MW), are to be built at NRG’s existing Connecticut plants in Devon and Middletown.  The Devon peaking plant, which is scheduled to be in commercial operation by June 1, 2010, and the Middletown plant, which is scheduled to be in commercial operation by June 1, 2011, will both be owned by GenConn.  GenConn has signed CfDs for both projects with CL&P.  The cost of the contracts will be paid by customers and will be subject to a cost-sharing agreement whereby 20% of the cost is borne by UI customers and 80% by CL&P customers.

As a result of changed market conditions and updated cost information, GenConn estimates that project costs, including financing costs, may increase over the proposal it had originally submitted to the DPUC.  The increase is driven primarily by increased financing costs and the cost to build interconnection facilities at the Middletown site.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

As described in the related DPUC decision, reasonable financing costs and interconnection costs will be treated as pass-through costs, which GenConn expects to recover in DPUC-approved future revenues.  Once approved, GenConn revenue requirements will come from the ISO New England Markets in which GenConn participates.  The CfD will provide for a true-up to any over or under collections from the ISO markets.

Pension and Postretirement Expenses

In response to the Internal Revenue Service (IRS) mandated change in mortality tables utilized for certain Employee Retirement Income Security Act of 1974 (ERISA)-related liability calculations, effective January 1, 2007, the DPUC allowed regulatory treatment for the change in pension and postretirement expenses resulting from the use of the new mortality tables.  In its final decision in the 2008 Rate Case in February 2009, the DPUC approved the recovery of these expenses over a four-year period beginning in 2009.  As of March 31, 2009, the remaining regulatory asset was approximately $4.0 million.  The February 2009 decision also provides for the establishment of an annual $10.2 million regulatory asset to address a portion of the actual increase in pension and postretirement expense for both 2009 and 2010.  As of March 31, 2009, UI has recorded a regulatory asset of approximately $1.9 million.

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

Contracts for Differences

Pursuant to Connecticut’s 2005 Energy Independence Act (EIA), the DPUC initiated a process to solicit bids to create new or incremental capacity resources in order to reduce federally mandated congestion charges, and selected four new capacity resources.  To facilitate the transactions between selected resources and Connecticut electric customers, and provide the commitment necessary for these resources to obtain financing, the DPUC required that UI and CL&P execute long-term contracts with the selected resources.   In August 2007, the DPUC approved four “contracts for differences” (“CfDs) under which each contract specifies a capacity quantity and a monthly settlement that reflects the difference between a forward market price and the contract price.  As directed by the DPUC, UI executed two of the contracts and CL&P executed the other two contracts.  In addition, UI has executed a sharing agreement with CL&P whereby UI pays 20% of the costs and obtains 20% of the benefits of the contracts.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

The DPUC has determined that costs associated with these CfDs will be recoverable by UI and CL&P, and in accordance with SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” UI has deferred recognition of costs (a regulatory asset) or has recognized obligations (a regulatory liability).  The above contracts are derivatives and are marked-to-market in accordance with SFAS No. 133.  For those contracts signed by CL&P, UI records its 20% portion of CL&P’s derivative, pursuant to the sharing agreement noted above.  As of March 31, 2009, UI has recorded a derivative asset of $10.6 million ($5.9 million related to its portion of CL&P’s derivative assets), a regulatory asset of $101.6 million, a derivative liability of $106.3 million ($100.5 million related to its portion of CL&P’s derivative liabilities) and a regulatory liability of $5.9 million in the accompanying Consolidated Balance Sheet.

Pursuant to Connecticut’s 2007 Act Concerning Electricity and Energy Efficiency, the DPUC initiated a process to create new peaking generation resources to address the state’s shortage of fast-start peaking generation that is needed to provide energy reserves. As with the CfDs entered into pursuant to the EIA, the DPUC required that UI and CL&P execute long-term contracts with the selected peaking resources to facilitate the transactions and provide the commitment necessary for the peaking resources to obtain financing. During 2008, CL&P executed three peaking generation CfDs, one with GenConn relating to its Devon facility, one with GenConn relating to its Middletown facility and the other with PSEG Power Connecticut LLC (“PSEG”), to which the sharing agreement also applies.  These contracts are not considered to be derivatives under SFAS No. 133 and are being accounted for on an accrual basis.

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

Transmission Return on Equity (ROE)

UI’s transmission and wholesale sales of electricity are regulated by the Federal Energy Regulatory Commission (FERC).  The FERC also establishes allowable ROEs for various types of transmission assets.

Based on a March 2008 FERC Rehearing Order, the ROE applicable to UI’s transmission business, is as follows:

	Existing Transmission		New Transmission
	PTF	Non-PTF	PTF (1)	Non-PTF
2/1/05 to 10/30/06	10.90%	10.40%	11.90%	10.40%
10/31/06 and forward	11.64%	11.14%	12.64%	11.14%

(1) ROE available for new Pool Transmission Facilities (PTF) identified by Independent System Operator – New England (ISO-NE) in its Regional System Plan for assets that were complete and on line prior to December 31, 2008.

In May 2008, several public entities, including the DPUC, filed a petition with the United States Court of Appeals for the District of Columbia Circuit (U.S. Court of Appeals) seeking judicial review of the Rehearing Order.  In particular, the petitioners seek review of FERC’s approval of the 100 basis point ROE adder for new transmission

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

investment, FERC’s approval of the updated going forward ROE in general and FERC’s reliance on U. S. Treasury bond yields as a basis for the going forward adjustment.  Briefing in the judicial review proceeding is on-going.  UI is unable to predict the outcome of these proceedings at this time.

UI’s overall transmission ROE will be determined by the mix of UI’s transmission rate base between new and existing transmission assets, and whether such assets are PTF or non-PTF.  UI’s transmission assets are primarily PTF.  For 2009, UI is estimating an overall allowed weighted-average ROE for its transmission business of 12.30% to 12.50%.

Middletown/Norwalk Transmission Project

In December 2008, testing and commissioning of the 345-kV transmission line from Middletown, Connecticut, to Norwalk, Connecticut (the Project) was completed and the transmission assets were placed in service.

Prior to the assets being placed in service, for project costs incurred before August 8, 2005, the FERC allowed UI to include 50% of Construction Work In Progress (CWIP) expenditures in the rate base and earn a return on that portion of UI’s investment before the Project was completed.  Effective as of May 23, 2007, for project costs incurred after August 8, 2005, the FERC allowed UI to include 100% of CWIP expenditures in rate base.  Several public entities sought rehearing of the order granting incentives, but on January 16, 2009, the FERC denied those requests.  On January 29, 2009, the DPUC and the Attorney General of Connecticut filed a petition with the U.S. Court of Appeals seeking judicial review of the FERC’s May 22, 2007 and January 16, 2009 orders.  UI is unable to predict the outcome of these efforts at this time.

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

(D)  SHORT-TERM CREDIT ARRANGEMENTS

UIL Holdings has a money market loan arrangement with JPMorgan Chase Bank.  This is an uncommitted short-term borrowing arrangement under which JPMorgan Chase Bank may make loans to UIL Holdings for fixed periods, depending on UIL Holdings’ credit rating, the Bank’s credit requirements, and conditions in the financial markets.  JPMorgan Securities, Inc. acts as an agent and sells the loans to investors.  As of March 31, 2009, UIL Holdings had $5 million in short-term borrowings outstanding under this arrangement.

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

As of March 31, 2009, UI had $160 million outstanding under the facility.  UIL Holdings had a standby letter of credit outstanding in the amount of $1 million that expired on January 31, 2009, but was and will continue to be automatically extended for one year from the expiration date (or any future expiration date), unless the issuer bank elects not to extend.  Available credit under this facility at March 31, 2009 for UI and UIL Holdings in the aggregate was $14 million.  UIL Holdings records borrowings under this facility as short-term debt, but the agreement has longer term commitments from banks allowing the Company to borrow and reborrow funds, at its option, to December 22, 2011 thus affording it flexibility in managing to its working capital requirements.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

In November 2008, UI entered into a revolving credit agreement (the “Agreement”) with Union Bank of California, N.A, (UBOC), which was to extend to May 25, 2009.  The borrowing limit under this facility was $25 million and permitted borrowings at fluctuating interest rates, based on UBOC’s Reference Rate and the Federal Funds Rate, as defined in the facility, and also permitted borrowings for fixed periods of time specified by UI at fixed interest rates determined by the Eurodollar interbank market in London (LIBOR).  As of March 31, 2009, UI did not have any short-term borrowings outstanding under the facility and, as a result of UI obtaining the EBL, the Agreement was terminated on April 27, 2009.

(E)  INCOME TAXES

	Three Months Ended
	March 31,
	2009	2008
	(In Thousands)
Income tax expense consists of:
Income tax provisions (benefit):
Current
Federal	$6,313	$6,632
State	1,157	539
Total current	7,470	7,171
Deferred
Federal	1,567	(839)
State	(437)	(609)
Total deferred	1,130	(1,448)

Investment tax credits	(37)	(37)

Total income tax expense	$8,563	$5,686

Income tax components charged as follows:
Operating tax expense	9,464	6,824
Nonoperating tax benefit	(856)	(1,028)
Equity Investments tax expense	(45)	(110)

Total income tax expense	$8,563	$5,686

The combined statutory federal and state income tax rate for UIL Holdings’ Connecticut-based entities for the first quarter of each of 2009 and 2008 was 39.875%.  Differences in the treatment of certain transactions for book and tax purposes occur which cause the rate of UIL Holdings’ reported income tax expense to differ from the statutory tax rate described above.  The effective book income tax rate for the quarter ended March 31, 2009 is 41.5% as compared to 46.1% for the quarter ended March 31, 2008.  The decrease in the 2009 effective book income tax rate is due primarily to the absence in 2009 of allowance for borrowed funds used during construction on construction work in progress included in rate base.  The effective book income tax rate for the three months ended March 31, 2009 is higher than the 2009 statutory tax rate due primarily to: (1) non-normalized effect associated with the CTA, and (2) differences in the amount of book depreciation in excess of non-normalized tax depreciation.

UIL Holdings and its subsidiaries are subject to the United States federal income tax statutes administered by the Internal Revenue Service (IRS).  UIL Holdings and its subsidiaries are also subject to the income tax statutes of the State of Connecticut and those of other states in which UIL Holdings’ subsidiaries have operated and transacted business in the past.  As of March 31, 2009, the tax years 2005, 2006 and 2007 remain open and subject to audit for state income tax purposes. For federal income tax purposes, the IRS recently closed examinations of the tax years 2004, 2005 and 2006, and a separate examination of tax year 2007.  The IRS examination of the tax years 2004, 2005, and 2006 resulted in an immaterial assessment to the Company.  The examination of tax year 2007 resulted in no additional assessment or refund to the Company.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(F) SUPPLEMENTARY INFORMATION

	Three Months Ended
	March 31,
	2009	2008
	(In Thousands)
Operating Revenues
Utility:
Retail	$212,162	$204,899
Wholesale	202	9,977
Other	22,908	19,541
Non-utility revenues:
Other	237	207
Total Operating Revenues	$235,509	$234,624

Purchased Power
Purchased power expense	$103,567	$122,666
Purchased power above market fuel expense credit	-	(5,140)
Total Purchased Power Expense	$103,567	$117,526

Depreciation and Amortization
Utility property, plant, and equipment depreciation	$12,023	$9,726
Non-utility property, plant, and equipment depreciation	46	26
Total Depreciation	$12,069	$9,752
Amortization of nuclear plant regulatory assets	11,650	10,194
Amortization of purchase power contracts	-	5,140
Subtotal CTA Amortization	11,650	15,334
Amortization of intangibles	9	8
Amortization of other regulatory assets	259	92
Total Amortization	11,918	15,434
Total Depreciation and Amortization	$23,987	$25,186

Taxes - Other than Income Taxes
Operating:
Connecticut gross earnings	$8,746	$7,692
Local real estate and personal property	3,818	2,600
Payroll taxes	1,930	1,984
Total Taxes - Other than Income Taxes	$14,494	$12,276

Other Income and (Deductions), net
Interest income	$661	$586
Allowance for funds used during construction	404	978
C&LM incentive	289	158
Energy generation and load curtailment incentives	191	(46)
ISO load response, net	349	660
Miscellaneous other income and (deductions) - net	(423)	(481)
Total Other Income and (Deductions), net	$1,471	$1,855

Other Interest, net
Notes Payable	$399	$253
Other	92	(45)
Total Other Interest, net	$491	$208

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

UI has a supplemental retirement benefit trust and through this trust purchased life insurance policies on certain officers of UI to fund the future liability under the non-qualified supplemental pension plan.  The cash surrender value of these policies is included in “Other Investments” on the Consolidated Balance Sheet and is marked-to-market at the end of each quarter.

The following tables represent the components of net periodic benefit cost for pension and other postretirement benefits (OPEB) for the three month periods ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$1,533	$1,717	$334	$349
Interest cost	5,232	5,243	1,034	1,052
Expected return on plan assets	(4,278)	(6,432)	(410)	(632)
Amortization of:
Prior service costs	175	188	(25)	(26)
Transition obligation (asset)	-	-	265	265
Actuarial (gain) loss	3,606	1,049	671	465
Net periodic benefit cost (1)	$6,268	$1,765	$1,869	$1,473

(1) For the three month period ended March 31, 2008, UI has reclassified $0.5 million of pension expense and $0.1 million of OPEB expense to a regulatory asset. These amounts were reclassified to a regulatory asset to reflect additional amounts recoverable in rates in the mortality tables (see Note (C), Regulatory Proceedings).

The following actuarial weighted-average assumptions were used in calculating net periodic benefit cost for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008
Discount rate - Qualified Pension Benefits	6.20%	6.35%	N/A	N/A
Discount rate - Non-Qualified Pension Benefits	6.10%	6.00%	N/A	N/A
Discount rate - Other Post-Retirement Benefits	N/A	N/A	6.10%	6.40%
Average wage increase	3.80%	4.40%	N/A	N/A
Return on plan assets	8.50%	8.50%	8.50%	8.50%
Pre-65 health care trend rate (current year)	N/A	N/A	10.00%	10.50%
Pre-65 health care trend rate (2019 forward)	N/A	N/A	5.00%	5.00%
Post-65 health care trend rate (current year)	N/A	N/A	10.50%	10.50%
Post-65 health care trend rate (2019 forward)	N/A	N/A	5.00%	5.00%

N/A – not applicable

Conditions in the capital markets have continued to result in reductions in asset values for funded pension and postretirement plans.  These reductions, if not offset by gains in future years, will result in higher pension and postretirement expenses in future years along with additional cash contributions.  Due to the reduction in asset values, UI currently expects to make the minimum required pension contribution, as required by ERISA, of approximately $6 million for the 2009 plan year.  As of March 31, 2009, excluding the impact of benefit payments and plan expenses, the fair market value of pension assets has experienced an additional decline of approximately $18.7 million since December 31, 2008.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(H)  RELATED PARTY TRANSACTIONS

Arnold L. Chase, a Director of UIL Holdings since June 28, 1999, holds a beneficial interest in the building located at 157 Church Street, New Haven, Connecticut, where UI leases office space for its corporate headquarters.  UI’s lease payments for this office space totaled $2.7 million for each of the three month periods ended March 31, 2009 and 2008.

GenConn, of which UI is a 50-50 partner, had signed a promissory note (the “Loan”) with UI under which UI advanced up to an aggregate principal amount of $48.5 million to fund GenConn’s construction and other cash needs until permanent financing was arranged.  As of March 31, 2009, the Loan balance was $44.0 million.  In connection with the EBL obtained by UI and the Project Financing obtained by GenConn on April 27, 2009, all outstanding balances on the Loan were replaced by a new promissory note.  See “Note (B) – Capitalization – Long-Term Debt” for further discussion regarding the EBL.

UIL Holdings executed guarantee agreements on behalf of each of GenConn Devon and GenConn Middletown, under which UIL Holdings guaranteed that, in the event GenConn Devon or GenConn Middletown, as the case may be, failed to perform or observe the terms and provisions of its contract with GE Packaged Power, UIL Holdings would take steps necessary to achieve performance or observance of such contract.  In connection with the EBL obtained by UI and the Project Financing obtained by GenConn on April 27, 2009, UIL’s obligations under the guarantee agreements with GE Packaged Power were terminated.  See “Note (B) – Capitalization – Long-Term Debt” for further discussion regarding the EBL.   Refer to “Note (J) Commitments and Contingencies, GE Packaged Power” for further discussion regarding the guarantees.

James P. Torgerson, President and CEO of UIL Holdings, has a son, Paul Torgerson, who is an employee of Bank of America.  UIL Holdings has had a banking relationship with Bank of America for a number of years, including in connection with its revolving credit facility described in Note (D) “Short-Term Credit Arrangements” and with its EBL described above.  Paul Torgerson is an investment banker in the Global Energy and Power group at Bank of America, but he does no work directly involving UIL Holdings or UI.

(J)  COMMITMENTS AND CONTINGENCIES

Connecticut Yankee Atomic Power Company

UI has a 9.5% stock ownership share in the Connecticut Yankee Atomic Power Company (Connecticut Yankee), the carrying value of which was $0.8 million as of March 31, 2009.  In 1996, the Board of Directors of Connecticut Yankee voted unanimously to retire the Connecticut Yankee nuclear plant (the Connecticut Yankee Unit) from commercial operation.  A settlement agreement approved by the FERC that became effective in 2000 allows Connecticut Yankee to collect, through the power contracts with the unit’s owners, the FERC-approved decommissioning costs, other costs associated with the permanent shutdown of the Connecticut Yankee Unit, the unrecovered investment in the Connecticut Yankee Unit, and a return on equity of 6%.  The decommissioning project was completed in 2007.  In October 2007, the State of Connecticut’s Department of Environmental Protection (CDEP) approved Connecticut Yankee’s application for a Stewardship Permit which states that all corrective action measures required at the Connecticut Yankee site pursuant to Connecticut law have been completed subject to post-remediation groundwater monitoring.  In November 2007, the Nuclear Regulatory Commission (NRC) issued a license reduction for the Connecticut Yankee site limiting it to the independent spent-fuel storage installation (ISFSI) (see DOE Spent Fuel Litigation below).

Connecticut Yankee updates its remaining decommissioning activity, which primarily includes ground water monitoring and nuclear fuel storage, at least annually, and more often as needed, and provides UI with a projected recovery schedule depicting annual costs expected to be billed to UI, including a return on investment over the term of the projected recovery period.  The present value of these costs is calculated using UI’s weighted-average cost of capital and, after consideration of recoverability, recorded as a Connecticut Yankee Contract Obligation and a corresponding regulatory asset.  At March 31, 2009, UI has regulatory approval to recover in future rates (through the CTA) its $22.2 million regulatory asset for Connecticut Yankee over a term ending in 2015.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

DOE Spent Fuel Litigation

In the Nuclear Waste Policy Act of 1982, Congress provided for the Department of Energy (DOE) to dispose of spent nuclear fuel and other high-level waste, including greater-than-Class-C waste (GTCC) (hereinafter Nuclear Waste), from nuclear generating plants.  In 1983, Connecticut Yankee and the DOE entered into a standard disposal contract mandated by the Act which required the DOE to begin disposing of Connecticut Yankee’s Nuclear Waste by the end of January 1998.

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

Hydro-Quebec

UI is a participant in the Hydro-Quebec (HQ) transmission tie facility linking New England and Quebec, Canada.  UI has a 5.45% participating share in this facility, which has a maximum 2000-megawatt equivalent generation capacity value.  In April 1991, UI furnished a guarantee in the amount of $11.7 million, for its participating share of the debt financing for one phase of this facility.  The amount of this guarantee, which expires in August 2015, is reduced monthly, proportionate with principal paid on the underlying debt.  As of March 31, 2009, the amount of UI’s guarantee for this debt totaled approximately $1.9 million.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

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

UI also received a letter in September 2007 (also addressed to Raytheon Corporation (Raytheon), successor to the building contractor for the New Haven Harbor Station facility, United Engineers and Constructors) in which the current property owner, Shoreline Trailer Court Mobile Homes, states its intent to file suit against UI and Raytheon under the Comprehensive Environmental Response, Liability, and Compensation Act, 42 U.S.C. Sec. 9601, et seq., for compensation relating to its remediation costs at the subject site.  The owner claims to have remediated the site at a cost of $0.8 million and seeks compensation for that amount from UI and Raytheon.  After a preliminary investigation of the owner’s claims, UI informed the owner that it will not address the claims until the owner provides information supporting the claims.  UI has not received a response.

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

The City and developer released UI from any further liability with respect to the Steel Point property after title transferred, and the City and/or developer has indemnified UI for environmental matters related to the Steel Point property.  The Steel Point property includes the land up to the bulkhead.  The sole exception to the indemnity regarding the Steel Point property is for personal injury claims brought against UI by UI employees or contractors hired by UI relating to incidents that occurred on the site before title transferred to the City.  UI is not aware of any such claims. In addition, the MOU provides that there is no indemnity for liability related to contaminated harbor sediments.  UI would seek to recover all uninsured costs related to such sediments that are UI’s responsibility, to the extent incurred, through the CTA, in accordance with the ratemaking treatment approved in the DPUC’s July 2006 decision.

A site on the Mill River in New Haven was conveyed by UI in 2000 to an unaffiliated entity, Quinnipiac Energy LLC (QE), reserving to UI permanent easements for the operation of its transmission facilities on the site.  At the time of the sale, a fund of approximately $1.9 million, an amount equal to the then-current estimate for remediation, was placed in escrow for purposes of bringing soil and groundwater on the site into compliance with applicable environmental laws.  Approximately $0.1 million of the escrow fund remains unexpended.  QE has since sold the property to Evergreen Power, LLC (Evergreen Power) and Asnat Realty LLC (Asnat).  UI is unaware of what agreement was reached between QE and Evergreen Power and Asnat regarding future environmental liability or what remediation activity remains to be undertaken at the site.  UI could be required by applicable environmental laws to finish remediating any subsurface contamination at the site if it is determined that QE and/or Evergreen

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Power and Asnat have not completed the appropriate environmental remediation at the site.  In July 2008, Evergreen Power and Asnat submitted a claim seeking compensation for environmental remediation on the property, including the existing building which remains on the site.   Based upon the current status of the evaluation, UIL Holdings has not recorded a liability related to this claim in its Consolidated Balance Sheet as of March 31, 2009.

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

Middletown/Norwalk Transmission Project (the Project)

In 2008, UI funded escrow accounts for certain retention amounts withheld by UI which will remain in place until the completion of the Project and verification of fulfillment of contractor obligations.  As of March 31, 2009, the balance of these escrow accounts was $10.9 million.

UI received change order requests totaling approximately $29.8 million from the general contractor responsible for civil construction work in connection with the installation of UI’s portion of the Project’s underground electric cable system.  The requests seek compensation for the general contractor and its subcontractors for alleged extra work and delay.  In March 2009, the general contractor increased the request to approximately $36.9 million.  On March 23, 2009, one of the subcontractors filed a lawsuit against the general contractor and UI seeking payment of the sums allegedly owed.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

UI is evaluating the change order requests and lawsuit and, in doing so, has retained the services of an independent third party to review the requests and supporting information.   If it is determined that any of the change order requests are valid, UI would seek recovery through its transmission revenue requirement.

Gross Earnings Tax Assessment

In February 2009, UI reached an agreement with the Connecticut Department of Revenue Services (DRS) in settlement of an outstanding lawsuit which arose as a result of a gross earnings tax assessment by DRS associated with prior periods.  The agreement provided for UI to pay approximately $0.8 million for tax and interest associated with periods through June 30, 2007. The agreement also stipulated the gross earnings tax treatment for three specific categories of revenues subsequent to June 30, 2007.  As a result, for the period July 1, 2007 through December 31, 2008, UI’s additional tax liability was approximately $0.4 million.  UI paid the total outstanding liability of approximately $1.2 million in the first quarter of 2009 and charged the payment against a $1.2 million reserve balance previously established for this item.

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

The $2.5 million guarantee supports an HQ guarantee to the Long Island Power Authority to provide for damages in the event of a delay in the date of achieving commercial operation of the Cross-Sound cable.  UIL Holdings expects commercial operating status to be maintained and, accordingly, it has not recorded a liability related to this guarantee in its Consolidated Balance Sheet as of March 31, 2009.

The $1.3 million guarantee supports an agreement under which Cross-Sound is providing compensation to shell fishermen for their losses, including loss of income, incurred as a result of the installation of the cable.  The payments to the fishermen are being made over a 10-year period, ending October 2013, and the obligation under this guarantee reduces proportionately with each payment made. As of March 31, 2009, the remaining amount of the guarantee was $0.9 million.  Based upon a management assessment, UIL Holdings has not recorded a liability related to this guarantee in its Consolidated Balance Sheet as of March 31, 2009.

GE Packaged Power

During 2008, UIL Holdings executed two Guarantee Agreements (the “Guarantees”) for the benefit of GE Packaged Power, Inc. (“Contractor”), an affiliate of General Electric Company.  UIL Holdings guaranteed to Contractor that in the event GenConn Devon or GenConn Middletown (the “Buyers”), failed to perform or observe the terms and provisions of their agreements (the “Contracts”) with Contractor for the supply of four LM6000 gas turbine

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

generators to be installed at Buyers’ to-be constructed peaking power generation facilities, UIL Holdings would take steps necessary to achieve performance or observance of the Contracts.  As of March 31, 2009, UIL Holdings’ aggregate exposure under the Guarantees was approximately $46.7 million.  In connection with the EBL obtained by UI and the Project Financing obtained by GenConn on April 27, 2009, UIL’s obligations under the guarantee agreements with GE Packaged Power were terminated.  See “Note (B) – Capitalization – Long-Term Debt” for further discussion regarding the EBL.

(K) FAIR VALUE OF FINANCIAL INSTRUMENTS

UIL Holdings adopted SFAS No. 157 effective January 1, 2008 and SFAS No. 161 effective January 1, 2009, both on a prospective basis.  UIL Holdings applies fair value measurements to certain assets and liabilities, specifically derivative assets and liabilities related to contracts for differences, the deferred compensation plan, supplemental retirement benefit trust life insurance policies and asset retirement obligations.  See Note (C), “Regulatory Proceedings” for additional disclosures related to SFAS No. 157.

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

The following tables set forth, by level within the fair value hierarchy, UIL Holdings’ financial liabilities that were accounted for at fair value on a recurring basis as of March 31, 2009 and December 31, 2008.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

	March 31, 2009

	Level 1	Level 2	Level 3	Total
	(In Thousands)

Assets:
Contracts for differences	$-	$-	$10,601	$10,601
Deferred Compensation Plan	1,722	-	-	1,722
Supplemental retirement benefit trust life insurance policies (Note G)	3,674	-	-	3,674
	$5,396	$-	$10,601	$15,997

Liabilities:
Contracts for differences	$-	$-	$106,337	$106,337

Net fair value assets/(liabilities), March 31, 2009	$5,396	$-	$(95,736)	$(90,340)

	December 31, 2008

	Level 1	Level 2	Level 3	Total
	(In Thousands)

Assets:
Contracts for differences	$-	$-	$8,649	$8,649
Deferred Compensation Plan	3,164	-	-	3,164
Supplemental retirement benefit trust life insurance policies (Note G)	3,954	-	-	3,954
	$7,118	$-	$8,649	$15,767

Liabilities:
Contracts for differences	$-	$-	$92,142	$92,142

Net fair value assets/(liabilities), December 31, 2008	$7,118	$-	$(83,493)	$(76,375)

The determination of fair value of the contracts for differences was based on a probability-based expected cash flow analysis that was discounted at the March 31, 2009 and December 31, 2008 risk-free interest rates and an adjustment for non-performance risk using credit default swap rates.  Certain management assumptions were required, including development of pricing that extended over the term of the contracts.  In addition, UIL performed an assessment of risks related to obtaining regulatory, legal and siting approvals, as well as obtaining financing resources and ultimately attaining commercial operation.   The DPUC has determined that costs associated with these contracts for differences are fully recoverable.  As a result, there is no impact to net income.

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

The following tables set forth a reconciliation of changes in the fair value of the assets and liabilities above that are classified as Level 3 in the fair value hierarchy for the three month period ended March 31, 2009.  The increase in the net fair value of the net contracts for differences during the three month period ended March 31, 2009 is primarily due to an increase in the probability of one of the projects attaining commercial operation.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Three Months Ended
March 31, 2009
(In Thousands)

Net contracts for differences assets/(liabilities), December 31, 2008	$(83,493)
Unrealized gains and (losses), net	(12,243)
Purchases, issuances, and settlements	-
Transfers in and/or out of Level 3	-
Net contracts for differences assets/(liabilities), March 31, 2009	$(95,736)

Change in unrealized gains (losses), net relating to net contracts
for differences assets/(liabilities), still held as of March 31, 2009	$(12,243)

For the three month period ended March 31, 2008, the unrealized loss relating to net contracts for differences assets/(liabilities) was $33.7 million which was primarily due to an increase in the probability of one of the projects attaining commercial operation.

The following table sets forth a reconciliation of changes in the net regulatory asset/(liability) balances that were established to recover any unrealized gains/(losses) associated with the contracts for differences for the three month period ended March 31, 2009.  The amounts offset the net contract for differences liabilities detailed above.

Three Months Ended
March 31, 2009
(In Thousands)

Net regulatory assets/(liabilities), December 31, 2008	$83,493
Unrealized (gains) and losses, net	12,243
Net regulatory assets/(liabilities), March 31, 2009	$95,736

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

(In Thousands)
	Three months ended March 31, 2009
	UI
	Distribution	Transmission	Total UI	Other (1)	Total
Operating Revenues	$196,707	$38,565	$235,272	$237	$235,509
Purchased power	103,567	-	103,567	-	103,567
Operation and maintenance	45,316	6,754	52,070	359	52,429
Transmission wholesale	-	12,467	12,467	-	12,467
Depreciation and amortization	20,983	2,948	23,931	56	23,987
Taxes - other than income taxes	10,540	3,951	14,491	3	14,494
Operating Income (Loss)	16,301	12,445	28,746	(181)	28,565

Other Income and (Deductions), net	1,406	60	1,466	5	1,471

Interest Charges, net	5,534	2,738	8,272	1,124	9,396

Income (Loss) From Continuing Operations Before Income
Taxes and Equity Earnings	12,173	9,767	21,940	(1,300)	20,640
Income Taxes (Benefits)	5,399	3,665	9,064	(501)	8,563
Income (Loss) From Continuing Operations Before Equity Earnings	6,774	6,102	12,876	(799)	12,077
Income (Losses) from Equity Investments	12	-	12	-	12
Income (Loss) From Continuing Operations	6,786	6,102	12,888	(799)	12,089
Discontinued Operations, Net of Tax	-	-	-	(47)	(47)
Net Income (Loss)	$6,786	$6,102	$12,888	$(846)	$12,042

	Three months ended March 31, 2008
	UI
	Distribution	Transmission	Total UI	Other (1)	Total
Operating Revenues	$207,465	$26,952	$234,417	$207	$234,624
Purchased power	117,526	-	117,526	-	117,526
Operation and maintenance	46,094	5,781	51,875	544	52,419
Transmission wholesale	-	8,551	8,551	-	8,551
Depreciation and amortization	23,869	1,283	25,152	34	25,186
Taxes - other than income taxes	9,601	2,682	12,283	(7)	12,276
Operating Income (Loss)	10,375	8,655	19,030	(364)	18,666

Other Income and (Deductions), net	1,066	377	1,443	412	1,855

Interest Charges, net	5,136	1,912	7,048	869	7,917

Income (Loss) From Continuing Operations Before Income
Taxes and Equity Earnings	6,305	7,120	13,425	(821)	12,604
Income Taxes (Benefits)	3,736	2,277	6,013	(327)	5,686
Income (Loss) From Continuing Operations Before Equity Earnings	2,569	4,843	7,412	(494)	6,918
Income (Losses) from Equity Investments	(274)	-	(274)	-	(274)
Income (Loss) From Continuing Operations	2,295	4,843	7,138	(494)	6,644
Discontinued Operations, Net of Tax	-	-	-	(57)	(57)
Net Income (Loss)	$2,295	$4,843	$7,138	$(551)	$6,587

	UI (2)
	Distribution	Transmission	Total UI	Other (1) (3)	Total
Total Assets at March 31, 2009	$-	$-	$2,106,917	$12,701	$2,119,618

Total Assets at December 31, 2008	$-	$-	$2,064,889	$18,297	$2,083,186

(1) Includes UIL Holdings Corporate and UIL Holdings' non-utility activities and unallocated corporate costs.
(2) Information for segmenting total assets between Distribution and Transmission is not available. Total UI assets are disclosed in the Total UI column. Net plant in service is segregated by segment and, as of March 31, 2009, was $651.3 million and
$434.5 million, respectively, for Distribution and Transmission. As of December 31, 2008, net plant in service was $629.1 million and $444.3 million, respectively, for Distribution and Transmission.
(3) Includes assets of discontinued operations held for sale.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(N) DISCONTINUED OPERATIONS

UIL Holdings substantially completed its sale of the business of its wholly-owned subsidiary Xcelecom, effective December 31, 2006, and in accordance with the provisions of SFAS No. 144, the results of those Xcelecom businesses have been reported as discontinued operations in the accompanying Consolidated Statement of Income for the three month periods ended March 31, 2009 and 2008, respectively, and as discontinued operations held for sale in the Consolidated Balance Sheet as of March 31, 2009 and December 31, 2008.  Certain Xcelecom businesses that did not meet the criteria of SFAS No. 144 are reported in continuing operations, as further described in Note (A), “Statement of Accounting Policies – Discontinued Operations / Assets Held for Sale.”  A summary of the discontinued operations of Xcelecom follows:

	Three Months Ended
	March 31,
	2009	2008
	(In Thousands)

Net operating revenues	$-	$-

Operating loss	$(78)	$(97)

Income (Loss) before income taxes	$(78)	$(92)
Income tax benefit (expense)	31	35
Net income (loss) from discontinued operations	$(47)	$(57)

Financial results going forward could be positively or negatively impacted by the following Xcelecom contractual divestiture issues: (1) the completion of certain outstanding projects for which UIL Holdings retained financial responsibility and (2) the collection of certain accounts receivables and promissory notes related to the sales of certain Xcelecom companies.  UIL Holdings also has exposure (a) relating to its indemnification obligations to the buyers of the former Xcelecom companies under the agreements relating to the sales of those companies, and (b) to the sureties that have provided performance bonds to certain former Xcelecom companies related to projects bid or awarded prior to the sales of those companies.

UIL Holdings is contingently liable to sureties on performance and payment bonds issued by those sureties, relating to construction projects entered into by Xcelecom and its former subsidiaries in the normal course of business.  Surety bonds remain outstanding on certain projects being completed by Xcelecom’s former companies.  As of March 31, 2009, sureties had issued bonds for the account of Xcelecom in the aggregate amount of approximately $25.4 million.  The expected remaining cost to complete for the projects covered by such surety bonds was approximately $0.4 million as of March 31, 2009.  Sureties have never been required to make payments on Xcelecom’s behalf under the bonds, and UIL Holdings believes that the buyers of Xcelecom’s former companies have every incentive to continue to perform their obligations on the construction projects and have adequate management and other resources to do so.  Accordingly, UIL Holdings concluded that it need not record a liability in connection with these obligations in its Consolidated Balance Sheet as of March 31, 2009.

Xcelecom recognizes certain significant claims for recovery of incurred costs when (1) it is probable that the claim will result in additional contract revenue, (2) when the amount of the claim can be reliably estimated, and (3) when it is determined that there is legal basis for the claim.  UIL Holdings has the right to certain claims related to the sales of the Xcelecom businesses that are not included in the accompanying statement of financial position as of March 31, 2009.

The buyer of the former Xcelecom companies comprising its systems integration business signed a promissory note payable to Xcelecom or UIL Holdings in connection with the sale of that business, which totals $1.5 million as of March 31, 2009.  In June 2008, UIL Holdings was notified that the buyer was in default on its senior third party credit line, which prohibits it from making any subordinated debt payments, including payments under the promissory note.  UIL Holdings and the buyer have agreed to a replacement note which calls for principal payments beginning in July 2009 with full payment in September 2010.  The buyer also paid all past due interest through September 30, 2008 and is now paying interest on a monthly basis.

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

The United Illuminating Company

UI is an electric transmission and distribution utility whose structure and operations are significantly affected by legislation and regulation.  UI’s rates and authorized return on equity are regulated by the Federal Energy Regulation Commission (FERC) and the DPUC.  Legislation and regulatory decisions implementing legislation establish a framework for UI’s operations.  Other factors affecting UI’s financial results are operational matters, such as the ability to control expenses, manage uncollectibles and capital expenditures, in addition to sales volume and major weather disturbances.  The extent to which sales volume will have an impact on UI’s financial results will depend on the implementation of the distribution revenue decoupling provided for in the 2008 Rate Case final decision as described below, however, sales volume is not expected to have an impact on distribution earnings during the two-year decoupling trial period established in the final decision.  UI expects significant capital investment in its distribution and transmission infrastructure.

Generation

GenConn Energy LLC (GenConn) is a 50-50 joint venture of UI and NRG.  In 2008, the DPUC selected two projects proposed by GenConn to help address Connecticut’s growing need for more power generation during the heaviest load periods.

Two peaking generation projects, each with a nominal capacity of 200 megawatt (MW), are to be built at NRG’s existing Connecticut plants in Devon and Middletown.  The Devon peaking plant, which is scheduled to be in operation by June 1, 2010, and the Middletown plant, which is scheduled to be in commercial operation by June 1, 2011, will both be owned by GenConn.  GenConn has signed contracts for differences (CfD) for both projects with The Connecticut Light & Power Company (CL&P).  The cost of the contracts will be paid by customers and will be subject to a cost-sharing agreement whereby 20% of the cost is borne by UI customers and 80% by CL&P customers.

As a result of changed market conditions and updated cost information, GenConn estimates that project costs, including financing costs, may increase over the proposal it had originally submitted to the DPUC.  The increase is driven primarily by increased financing costs and the cost to build interconnection facilities at the Middletown site.  As described in the related DPUC decision, reasonable financing costs and interconnection costs will be treated as pass-through costs, which GenConn expects to recover in DPUC-approved future revenues.  Once approved, GenConn revenue requirements will come from the ISO New England Markets in which GenConn participates.  The CfD will provide for a true-up to any over or under collections from the ISO markets.

On April 27, 2009, UI closed on a bank financing in the amount of $121.5 million with a syndicate of banks (the “Equity Bridge Loan” or “EBL”), the proceeds of which will be used by UI to fund its commitments as a 50% owner of GenConn.  GenConn will direct $57 million of such amount to GenConn Devon LLC (GenConn Devon) and $64.5 million to GenConn Middletown LLC (GenConn Middletown), each of which is a wholly owned subsidiary of GenConn, for use in the construction of peaking generation facilities by those entities.  UI will draw on this facility as needed to fund its commitments to GenConn as construction progresses.  UI does not have any further funding commitments to GenConn at this time and does not guarantee any of GenConn’s obligations.

GenConn obtained project financing on April 27, 2009 in a separate transaction that makes $243 million available to GenConn for construction and related activities, and $48 million available under a working capital facility (collectively, the “Project Financing”).  UI expects that those funds, together with the funds committed by UI and GenConn’s other 50% owner, NRG Energy, will be sufficient to allow GenConn to complete the construction of its planned peaking generation facilities.

The EBL will be repaid upon the earlier of the maturity date or attainment of commercial operation which is expected to be June 2010 for the GenConn Devon and June 2011 for GenConn Middletown.  The initial maturity date of the loan is April 27, 2010, and may be extended to June 1, 2011, so long as that on the date of extension project construction is continuing and the Project Financing is not due and payable.

As a result of GenConn obtaining the Project Financing, UIL Holdings’ obligations under guarantee agreements it had made with an affiliate of General Electric Company (GE) in connection with the purchase of GE turbines by GenConn Devon and GenConn Middletown were terminated.  Those guarantees were in the amounts of $16.7 million and $30.0 million, respectively, as of March 31, 2009.

Contracts for Differences

In accordance with SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), UIL Holdings applies fair value measurements to certain assets and liabilities, a portion of which fall into Level 3 of the fair value hierarchy defined by SFAS No. 157 as pricing inputs that include significant inputs that are generally less observable from objective sources.  As of March 31, 2009, the assets and liabilities that are accounted for at fair value on a recurring basis as Level 3 instruments are contracts for differences, which represent 66.3% of the total amount of assets, and 100% of the total amount of liabilities, respectively, accounted for at fair value on a recurring basis.  The determination of fair value of the contracts for differences is based on a probability-based expected cash flow analysis that is discounted at risk-free interest rates and an adjustment for non-performance risk using credit default swap rates.  Certain management assumptions were required, including development of pricing that extended over the term of the contracts.  In addition, UIL performs an assessment of risks related to obtaining regulatory, legal and siting approvals, as well as obtaining financing resources and ultimately attaining commercial operation.   The DPUC has determined that costs associated with these contracts for differences are fully recoverable.  As a result, there is no impact to net income as any unrealized gains/(losses) are recovered through the regulatory assets/(liabilities) that have been established for the purpose of such recovery.

Legislation & Regulation

2008 Rate Case

On February 4, 2009, the DPUC issued its final decision regarding UI’s application requesting an increase in distribution rates, the results of which included a $6.13 million increase in revenue requirements for 2009, compared to 2008.  Because an increase in revenue requirements for 2009 resulting from the 2005 Rate Case had gone into effect January 1, 2009, UI returned approximately $0.97 million to ratepayers through a one-time adjustment in April 2009.  The 2009 decision provides for an allowed distribution return on equity of 8.75%, a decrease from

9.75% allowed in the 2005 Rate Case, and a capital structure of 50% equity and 50% debt compared to 48% equity and 52% debt in the 2005 Rate Case.  The decision continues the prior earnings sharing mechanism structure, applying to the new 8.75% allowed return, whereby 50% of the earnings over the allowed annual level is returned to customers and 50% is retained by UI.  The decision provides for recovery of updated pension and postretirement expense for 2010 based upon the December 31, 2009 valuation.  The decision provides for an additional increase in distribution revenue requirements of $19.14 million for 2010.

The February 2009 decision also provides for the establishment of an annual $10.2 million regulatory asset to address a portion of the actual increase in pension and postretirement expense for 2009 and 2010, a provision for decoupling of distribution revenues from sales, and a partial reconciliation for the as-issued cost of new debt.

On February 18, 2009, UI filed a request for reconsideration with the DPUC regarding clarification on various technical issues related to the interest rate tracker, the full decoupling provision and other matters.  The DPUC reopened the proceeding to consider UI’s request.  On April 22, 2009, the DPUC issued a draft decision in the reopened proceeding that, if adopted as the final decision, would correct certain technical issues, clarify other issues raised by UI and increase UI's revenue requirements by $655,000 and $939,000 for 2009 and 2010, respectively.  On May 4, 2009, UI submitted written exceptions to the DPUC.  A final decision is expected in June 2009.

On March 13, 2009, UI requested a further reopening of the rate case decision to address the decisions allowed distribution return on equity of 8.75%.  The DPUC has scheduled oral arguments to take place on May 11, 2009 to determine whether the proceeding should be reopened.

2009 Rates

In December 2008, the DPUC issued a letter ruling to address changes to all of UI’s rate components effective as of January 1, 2009.  The letter ruling approved requested changes to UI’s distribution charges as well as changes to UI’s transmission, Systems Benefits Charges (SBC), and Non-Bypass able Federally Mandated Congestion Charges (NBFMCC).  The letter ruling also approved Generation Services Charge (GSC) rates for the twelve-month period from January 1, 2009 through December 31, 2009, and last resort service GSC rates for the January 1, 2009 through March 31, 2009 time period.  On February 20, 2009, UI received a letter ruling approving last resort service GSC rates for the April 1, 2009 through June 30, 2009 time period.  As discussed in the 2008 Rate Case section above, a one-time adjustment of approximately $0.97 million was returned to customers in April 2009.

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

Competitive Transition Assessment (CTA)

UI’s CTA collection recovers costs that have been reasonably incurred, or will be incurred, to meet its public service obligations and that will likely not otherwise be recoverable in a competitive market.  These “stranded costs” include above-market long-term purchased power contract obligations, regulatory asset recovery and above-market investments in power plants.  A significant amount of UI’s earnings is generated by the authorized return on the equity portion of unamortized stranded costs in the CTA rate base.  UI’s after-tax earnings attributable to CTA for the three month periods ended March 31, 2009 and 2008 were $1.9 million and $2.4 million, respectively. A significant portion of UI’s cash flow from operations is also generated from those earnings and from the recovery of the CTA rate base.  Cash flow from operations related to CTA amounted to $10.0 million and $9.6 million, respectively, for the three month periods ended March 31, 2009 and 2008.  The CTA rate base has declined from year to year for a number of reasons, including:  amortization of stranded costs, the sale of UI’s nuclear units, and adjustments made through the annual DPUC review process.  The original rate base component of stranded costs, as of January 1, 2000, was $433 million.  It has since declined to $170.4 million at March 31, 2009.  In the future, UI’s CTA earnings will decrease while, based on UI’s current projections, cash flow will remain fairly constant until stranded costs are fully amortized.  Total CTA cost recovery is currently projected to be completed in 2015, with stranded cost amortizations expected to end in 2013.  The date by which stranded costs are fully amortized depends primarily upon the DPUC’s future decisions, which could affect future rates of stranded cost amortization.

Transmission Return on Equity (ROE)

UI’s transmission and wholesale sales of electricity is regulated by the Federal Energy Regulatory Commission (FERC).  The FERC also, among other things, in its orders, establishes allowable ROEs for various types of transmission assets.

Based on a March 2008 FERC Rehearing Order, the ROEs applicable to UI’s transmission business, is as follows:

	Existing Transmission		New Transmission
	PTF	Non-PTF	PTF (1)	Non-PTF
2/1/05 to 10/30/06	10.90%	10.40%	11.90%	10.40%
10/31/06 and forward	11.64%	11.14%	12.64%	11.14%

(1) ROE available for new Pool Transmission Facilities (PTF) identified by Independent System Operator – New England (ISO-NE) in its Regional System Plan for assets that were complete and on line prior to December 31, 2008.

In May 2008, several public entities, including the DPUC, filed a petition with the United States Court of Appeals for the District of Columbia Circuit (U.S. Court of Appeals) seeking judicial review of the Rehearing Order.  In particular, the petitioners seek review of FERC’s approval of the 100 basis point ROE adder for new transmission investment, FERC’s approval of the updated going forward ROE in general and FERC’s reliance on U. S. Treasury bond yields as a basis for the going forward adjustment.  Briefing in the judicial review proceeding is on-going.  UI is unable to predict the outcome of these proceedings at this time.

UI’s overall transmission ROE will be determined by the mix of UI’s transmission rate base between new and existing transmission assets, and whether such assets are PTF or non-PTF.  UI’s transmission assets are primarily PTF.  For 2009, UI is estimating an overall allowed weighted-average ROE for its transmission business of 12.30% to 12.50%.

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

LIQUIDITY AND CAPITAL RESOURCES

UIL Holdings generates its capital resources primarily through operating and financing activities.  At March 31, 2009, UIL Holdings had $25.5 million of unrestricted cash and temporary cash investments.  This represents an increase of $17.8 million from the corresponding balance at December 31, 2008.  The components of this increase, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

(In Millions)

Unrestricted cash and temporary cash investments, December 31, 2008	$7.7

Net cash provided by operating activities	32.0

Net cash provided by (used in) investing activities:
Related party note receivable	(8.5)
Cash invested in plant - including AFUDC debt	(31.6)
Restricted cash (1)	(0.2)
(40.3)

Net cash provided by (used in) financing activities:
Financing activities, excluding dividend payments	37.1
Dividend payments	(10.9)
26.2

Net change in cash	17.8

Unrestricted cash and temporary cash investments, March 31, 2009	$25.5

(1) As of March 31, 2009, UIL Holdings had $11.3 million in restricted cash which primarily relates to certain retention amounts concerning the Middletown/Norwalk Transmission Project which have been withheld by UI and will remain in place until the completion of the project and verification of fulfillment of contractor obligations.

The unrestricted cash position of UIL Holdings increased by $17.8 million from December 31, 2008 to March 31, 2009, as cash provided by operating and financing activities exceeded cash used in investing activities.  Cash used in investing activities during the first quarter of 2009 consisted primarily of capital expenditures of $31.6 million for distribution and transmission infrastructure as well as an additional $8.5 million in funds loaned to GenConn to fund GenConn’s construction and other cash needs until permanent financing could be arranged.  Cash provided by financing activities during the first quarter of 2009 included $25 million from long-term debt, $17 million from short-term debt, partially offset by the quarterly dividend payments on UIL Holdings’ common stock totaling $10.9 million and  $4.3 million in principal payments on UIL Holdings’ long-term debt.

UIL Holdings accesses capital through both long-term and short-term financing arrangements.  Total current and long-term debt outstanding as of March 31, 2009 was $630.0 million, as compared to $604.3 million at year-end December 31, 2008.

UIL Holdings and UI have a revolving credit agreement with a group of banks that extends to December 22, 2011.  The borrowing limit under the facility for UI is $175 million, with $50 million of the limit available for UIL Holdings.  The facility permits borrowings at fluctuating interest rates determined by reference to Citibank’s New York base rate and the Federal Funds Rate (as defined in the facility), and also permits borrowings for fixed periods up to six months as specified by UI and UIL Holdings at fixed interest rates determined by the Eurodollar interbank market in London (LIBOR).  The facility also permits the issuance of letters of credit up to $50 million.  UI had $160 million outstanding under the facility and UIL Holdings had a standby letter of credit outstanding in the amount of $1 million as of March 31, 2009.   The UIL Holdings standby letter of credit reduces the amount of credit available for UI, and, given the current amounts outstanding, UI’s borrowings and standby letter of credit outstanding reduce the amount of credit available for UIL Holdings.  Available credit, under this facility, at March 31, 2009 for UI and UIL Holdings in the aggregate was $14 million.

In November 2008, UI entered into a revolving credit agreement (the “Agreement”) with Union Bank of California, N.A, (“UBOC”), which was to extend to May 25, 2009.  The borrowing limit under this facility was $25 million.  As of March 31, 2009, UI did not have any short-term borrowings outstanding under this facility.  As a result of UI obtaining the EBL, the Agreement was terminated on April 27, 2009.

At March 31, 2009, UIL Holdings’ current liabilities of $371.0 million exceeded current assets of $282.9 million creating a working capital deficit.  The working capital deficit relates primarily to increases in short-term debt to fund the growth in UI's capital expenditure program.    As described above, UIL Holdings and UI have a revolving credit agreement which extends to December 22, 2011.  While the Company reports these borrowings against this facility as short-term debt, the agreement has longer term commitments from banks allowing the Company to borrow and reborrow, at its option, funds through 2011 affording it flexibility in managing to its working capital requirements.

Conditions in the capital markets have continued to result in reductions in asset values for funded pension and postretirement plans.  These reductions, if not offset by gains in future years, will result in higher pension and postretirement expenses in future years along with additional cash contributions.  Due to the reduction in asset values, UI currently expects to make the minimum pension contribution required under ERISA of approximately $6 million for the 2009 plan year.  As of March 31, 2009, excluding the impact of benefit payments and plan expenses, the fair market value of pension assets has experienced an additional decline of approximately $18.7 million since December 31, 2008.

All capital requirements that exceed available cash will have to be provided by external financing.  Although there is no commitment to provide such financing from any source of funds, other than the short-term credit facility discussed above, future external financing needs are expected to be satisfied by the issuance of additional short-term and long-term debt.  In addition to debt financing, UIL Holdings expects to seek to access the external equity markets to raise capital.  The continued availability of these methods of financing will be dependent on many factors, including conditions in the securities markets, economic conditions, and UIL Holdings’ future income and cash flow.  See Part I, Item 1, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements – Note (B), Capitalization and Note (D), Short-Term Credit Arrangements” of this Form 10-Q for a discussion of UIL Holdings’ financing arrangements.

GenConn has approval from the DPUC to build 200 MW of nominal capacity at NRG’s existing plant in Devon, CT (the “Devon Project”) and 200 MW of nominal capacity at NRG’s existing plant in Middletown, CT (the “Middletown Project”).  UI and NRG had each arranged to lend to GenConn $48.5 million to fund GenConn’s construction and other cash needs until permanent financing was arranged.  As of March 31, 2009, GenConn had borrowed $44.0 million from each of UI and NRG under identical promissory notes, for the Devon and Middletown Projects.  In connection with the closing by UI on the EBL and on Project Financing by GenConn on April 27, 2009, all outstanding balances were replaced by a new promissory note.

GenConn expects to finance 50% of its capital requirements with the proceeds of the Project Financing it obtained on April 27, 2009.  UI and NRG will each make an equity investment in GenConn on a 50%/50% basis to meet the remaining 50% of GenConn’s capital requirements.  Such equity investments, each in the amount of approximately $60 million, are expected to occur within the first six months of 2010 for the Devon Project and within the first six months of 2011 for the Middletown Project.  UI expects to use the proceeds of the EBL it obtained on April 27, 2009 for its portion of those requirements  and to replace the EBL with funds raised through the sale of shares of common stock of UIL Holdings and longer term debt of UI.  Accordingly, UIL Holdings expects to seek access to external equity markets to raise capital to fund UI’s obligations to GenConn.  If conditions in the capital markets result in UIL's inability to get sufficient equity financing, the Company has various financing alternatives to manage its debt levels such as deferring other funding commitments and deferring or reducing its planned capital expenditures.

Financial Covenants

UIL Holdings and its operating subsidiary, UI, are required to comply with certain covenants in connection with their respective loan agreements.  The covenants are normal and customary in bank and loan agreements, and UIL Holdings and UI are both in compliance with such covenants at March 31, 2009.

2009 Capital Resource Projections

UIL Holdings has elected to significantly reduce its planned capital spending for 2009 in response to current conditions in the capital markets.  The 2009 capital expenditure projections have been reduced to $75 - $90 million, from the previously disclosed $140-$155 million projection included in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  The details are as follows:

	(In Millions)

Distribution	$50.0	-	$65.0

Transmission	22.0	-	28.0

Total Projected UI Capital Expenditures (1)	$75.0	-	$90.0

(1) Projections are not intended to be additive to derive total expenditures.

Contractual and Contingent Obligations

There have been no material changes in UIL Holdings’ 2009 contractual and contingent obligations from those reported in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

CRITICAL ACCOUNTING POLICIES

UIL Holdings’ Consolidated Financial Statements are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty.  UIL Holdings believes that investors need to be aware of these policies and how they impact UIL Holdings’ financial reporting to gain a more complete understanding of UIL Holdings’ Consolidated Financial Statements as a whole, as well as management’s related discussion and analysis presented herein.  While UIL Holdings believes that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts.  The accounting policies and related risks described in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2008 are those that depend most heavily on these judgments and estimates.  At March 31, 2009, there have been no material changes to any of the Critical Accounting Policies described therein.

OFF-BALANCE SHEET ARRANGEMENTS

UIL Holdings and its subsidiaries occasionally enter into guarantee contracts in the ordinary course of business.  At the time a guarantee is provided, an analysis is performed to assess the expected financial impact, if any, based on the likelihood of certain events occurring that would require UIL Holdings to perform under such guarantee.

Subsequent analysis is performed on a periodic basis to assess the impact of any changes in events or circumstances.  If such an analysis results in an amount that is inconsequential, no liability is recorded on the balance sheet related to the guarantee.  As of March 31, 2009, UIL Holdings had certain guarantee contracts outstanding for which no liability has been recorded in the Consolidated Financial Statements.  See Part I, Item 1, “Financial Statements – Notes to Consolidated Financial Statements – Note (J), Commitments and Contingencies,” of this Form 10-Q for further discussion of such guarantees.

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

RESULTS OF OPERATIONS

Use of Non-GAAP Measures

Within the “Results of Operations” section of this Quarterly Report on Form 10-Q, tabular presentations showing a comparison of UIL Holdings’ net income and earnings per share (EPS) for the first quarter of 2009 and 2008 are provided.  UIL Holdings believes this information is useful in understanding the fluctuations in earnings per share between the current and prior year periods.  The amounts presented show the earnings per share from continuing operations for each of UIL Holdings’ lines of business, calculated by dividing the income from continuing operations of each line of business by the average number of shares of UIL Holdings’ common stock outstanding for the periods presented.  The earnings per share tables presented in “The United Illuminating Company Results of Operations” and “Non-Utility Results of Operations” for all periods presented are calculated on the same basis and reconcile to the amounts presented in the table under the heading “UIL Holdings Corporation Results of Operations.”  The total earnings per share from continuing operations and discontinued operations in the table presented under the heading “UIL Holdings Corporation Results of Operations” are presented on a GAAP basis.

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

First Quarter 2009 vs. First Quarter 2008

UIL Holdings Corporation Results of Operations: First Quarter 2009 vs. First Quarter 2008

UIL Holdings’ earnings from continuing operations were $12.1 million, or $0.48 per share, for the first quarter of 2009, an increase of $5.4 million or $0.22 per share, compared to the first quarter of 2008.  The loss from discontinued operations was $0.1 million, with a minimal per share impact, in the first quarters of both 2009 and 2008.  Total earnings, including discontinued operations, were $12.0 million, or $0.48 per share, an increase of $5.4 million, or $0.22 per share, compared to the first quarter of 2008.  The table below presents a comparison of UIL Holdings’ net income and EPS for the first quarter of 2009 and the first quarter of 2008.

	Quarter Ended	Quarter Ended	2009 More (Less) than 2008
	March 31, 2009	March 31, 2008	Amount	Percent

Net Income (Loss) (In Millions except percent and per share amounts)

UI	$12.9	$7.1	$5.8	82%
Non-Utility	(0.8)	(0.4)	(0.4)	100%
Total Income from Continuing Operations	12.1	6.7	5.4	81%

Discontinued Operations	(0.1)	(0.1)	-	-%
Total Net Income	$12.0	$6.6	$5.4	82%

EPS
UI	$0.51	$0.28	$0.23	82%
Non-Utility	(0.03)	(0.02)	(0.01)	50%
Total EPS from Continuing Operations - Basic	0.48	0.26	0.22	85%
Discontinued Operations	-	-	-	-%
Total EPS - Basic	$0.48	$0.26	$0.22	85%

Total EPS - Diluted (Note 1)	$0.47	$0.26	$0.21	81%

Note 1: Reflecting the effect of dilutive stock options, performance shares and restricted stock.

The United Illuminating Company Results of Operations:  First Quarter of 2009 vs. First Quarter of 2008

	Quarter Ended	Quarter Ended	2009 More (Less) than 2008
	March 31, 2009	March 31, 2008	Amount	Percent
EPS
Total UI - basic	$0.51	$0.28	$0.23	82%

Total UI - diluted (Note 1)	$0.50	$0.28	$0.22	79%

Retail Sales*	$1,392	$1,421	$(29)	(2	) %
Weather Impact* (Note 2)	(15)	11	(26)	(2	) %
Retail Sales – Normalized*	$1,377	$1,432	$(55)	(4	) %

* Millions of kilowatt-hours
Note 1:  Reflecting the effect of dilutive stock options, performance shares and restricted stock.
Note 2:  Percentage change reflects impact to total retail sales.

UI’s net income was $12.9 million, or $0.51 per share, in the first quarter of 2009, compared to $7.1 million, or $0.28 per share, in the first quarter of 2008.  The increase in earnings was primarily due to growth in the transmission business of $0.05 per share, increases in UI’s pricing and distribution rates of $0.10 per share, $0.03 per share due to the recently approved distribution revenue decoupling adjustment, a decrease in customer service expenses of $0.06 per share which was allocated to transmission as permitted by a May 2008 FERC order, a decrease in uncollectible expense of $0.04 per share, and a decrease in outside services contractors expense of $0.04 per share.  These variances were partially offset by an increase in pension and postretirement expense of $0.07 per share, which is fully recoverable either in rates or as a regulatory asset for future recovery, and an unfavorable sales volume variance of $0.03 per share.

Overall, UI’s operating revenue increased by $0.9 million, from $234.4 million in the first quarter of 2008 to $235.3 million in the first quarter of 2009.  Retail revenue increased $7.3 million due mainly to increases in UI’s distribution rates, partially offset by unfavorable sales volume and the impact of customers switching to alternate suppliers to supply the generation portion of their customer bill.  Wholesale revenue decreased by $9.8 million primarily due to the termination of the Bridgeport RESCO generating plant contract.  Other revenues increased $3.4 million, largely due to higher transmission revenue and the recently approved distribution revenue decoupling adjustment, partially offset by the net activity of the GSC “working capital allowance”.

Purchased power expense decreased by $13.9 million, from $117.5 million in the first quarter of 2008 to $103.6 million in the first quarter of 2009.  Retail fuel expense decreased by $8.2 million in the first quarter of 2009, primarily due to the impact of customers switching to alternate suppliers to supply the generation portion of their customer bill, partially offset by higher costs to procure power.  UI receives electricity to satisfy its standard service and supplier of last resort requirements through fixed-price purchased power agreements.  These costs are recovered through the GSC and Bypassable Federally Mandated Congestion Charges (BFMCC) portion of UI’s unbundled retail customer rates.  UI’s wholesale energy expense in the first quarter of 2009 decreased by $5.8 million, primarily due to the termination of the Bridgeport RESCO generating plant contract.

UI’s operation and maintenance (O&M) expenses increased by $0.2 million, from $51.9 million in the first quarter of 2008 to $52.1 million in the first quarter of 2009.  The increase was primarily attributable to lower uncollectible accounts of $1.5 million, and lower outside services contractors expense of $1.4 million, partially offset by an increase in pension and postretirement expense of $3.1 million.

UI’s transmission wholesale expenses increased by $3.9 million, from $8.6 million in the first quarter of 2008 to $12.5 million in the first quarter of 2009.  The increase was primarily attributable to higher regional transmission expenses of which UI pays a portion based upon its relative load.

UI’s depreciation and amortization decreased by $1.3 million, from $25.2 million in the first quarter of 2008 to $23.9 million in the first quarter of 2009, due to the termination of the Bridgeport RESCO generating plant contract, partially offset by increased distribution plant and equipment depreciation and CTA amortization.

UI’s taxes other than income taxes increased $2.2 million, from $12.3 million in the first quarter of 2008 to $14.5 million in the first quarter of 2009.  The increase was primarily attributable to increases in property taxes as well as gross earnings taxes, the latter of which is due to increased transmission revenues.

UI’s interest expense increased by $1.3 million, from $7.0 million in the first quarter of 2008 to $8.3 million in the first quarter of 2009.  The increase was mainly attributable to interest charges associated with increased long-term and short-term borrowings.

Non-Utility Results of Operations:  First Quarter 2009 vs. First Quarter 2008

	Quarter Ended	Quarter Ended	2009 More (Less) than 2008
	March 31, 2009	March 31, 2008	Amount	Percent
EPS
UCI	$-	$-	$-	N/A
UIL Corporate (Note 1)	(0.03)	(0.02)	(0.01)	50%
Total Non-Utility EPS from Continuing Operations	(0.03)	(0.02)	(0.01)	50%
Discontinued Operations	-	-	-	-%
Total Non-Utility EPS – Basic	$(0.03)	$(0.02)	$(0.01)	50%

Total Non-Utility EPS – Diluted (Note 2)	$(0.03)	$(0.02)	$(0.01)	50%

Note 1:	Includes interest charges and strategic and administrative costs of the non-utility holding company.
Note 2:	Reflecting the effect of dilutive stock options, performance shares and restricted stock.

The non-utility operations reported a loss of $0.8 million from continuing operations in the first quarter of 2009 compared to a loss of $0.4 million in the first quarter of 2008.  The following is a detailed explanation of the quarterly variances for each of UIL Holdings’ non-utility businesses.

Non-Utility Businesses

Minority Interest Investments

United Capital Investments, Inc. (UCI)

UCI earned a minimal amount in the first quarters of both 2009 and 2008.

UIL Corporate

UIL Holdings retains certain costs at the holding company, or “corporate” level which are not allocated to the various non-utility subsidiaries as well as the results of the former Xcelecom entities which were not divested.  UIL Corporate incurred net after-tax costs of $0.8 million, or $0.03 per share, in the first quarter of 2009 compared to a loss of $0.4 million, or $0.02 per share, in the first quarter of 2008.  The higher cost in 2009 was primarily due to the absence in the first quarter of 2009 of an adjustment to a claim of a former subsidiary recorded in the first quarter of 2008.

Discontinued Operations

Xcelecom, Inc.

The divested Xcelecom businesses lost $0.1 million in the first quarters of both 2009 and 2008.

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

The weighted average remaining fixed rate period of outstanding long-term debt obligations of UIL Holdings and UI as of March 31, 2009 is 7.91 years, at an average interest rate of 6.30%.

On February 1, 2008, UI and NRG filed with the DPUC a qualification package with respect to the DPUC process to consider plans to build new Connecticut peaking generation capacity, as required under Section 50 of Public Act 07-242, An Act Concerning Electricity and Energy Efficiency.  The DPUC selected two peaking generation projects (Devon and Middletown) submitted by UI and NRG with an aggregate 400 megawatt’s of nominal capacity, in addition to other proposed projects submitted by various docket participants.  UI and NRG each own a 50% interest in GenConn Energy LLC (GenConn), established to own and operate the projects.  GenConn expects to finance 50% of its capital requirements with the proceeds of the Project Financing it obtained on April 27, 2009.  UI and NRG will each make an equity investment in GenConn on a 50%/50% basis to meet the remaining 50% of GenConn’s capital requirements.  Such equity investments, each in the amount of approximately $60 million, are expected to occur within the first six months of 2010 for the Devon Project and within the first six months of 2011 for the Middletown Project.  UI expects to use the proceeds of the equity bridge loan (“EBL”) it obtained on April 27, 2009 for its portion of those requirements and to replace the EBL with funds raised through the sale of shares of common stock of UIL Holdings and longer term debt of UI.  Accordingly, UIL Holdings expects to seek access to external equity markets to raise capital to fund UI’s obligations to GenConn.  UIL Holdings faces market risk when accessing the equity capital market, such as insufficient market capacity to raise amounts expected, issuance at lower than expected prices, decline in stock price after issuance, and earnings per share dilution.

The principal and interest payments on certain of UI’s tax-exempt bonds are insured by Ambac Assurance Corporation (Ambac).  The insured bonds are as follows: (1) $27.5 million principal amount of multi-annual tax exempt bonds due to be remarketed in February 2010 and (2) $64.5 million principal amount of Auction Rate Bonds.  These insured bonds have been rated by either Moody’s Investors Service (Moody’s) or Moody’s and Standard & Poor’s (S&P), based on the credit rating of Ambac.  Published reports indicated that Ambac had been downgraded by the credit rating agencies during 2008.  On April 13, 2009, Ambac was downgraded by Moody’s to Ba3.  The credit rating from Moody’s on UI’s insured bonds is based on the higher of Ambac’s credit rating or UI’s underlying credit rating.  Accordingly, the credit rating from Moody’s on UI’s insured bonds is now based on the current underlying credit rating of UI of Baa2.  The credit rating from S&P on Ambac had been lowered to A.  The credit pressure on Ambac has increased the remarketing risk of the insured bonds and has resulted in the failure to achieve sufficient clearing bids at auctions of the Auction Rate Bonds.

There has also been considerable dislocation in the auction rate bond market, and there have been failed auctions, resulting from insufficient clearing bids.  The auctions for the Auction Rate Bonds have failed, beginning with the March 2008 auction. When there are insufficient clearing bids as a result of an auction, the interest rates are set at a rate equal to the one-month London Interbank Offering Rate (LIBOR) times a multiple of 125% to 225%, based on the credit rating on the Auction Rate Bonds assigned by Moody’s or S&P.  Currently, these bonds are rated by Moody’s.  In the event of subsequent failed auctions of the Auction Rate Bonds, the interest rate on the bonds will continue to be reset as described above.  The interest rate on these bonds at March 31, 2009 was equal to 200% times LIBOR or 1.044%.

On February 18, 2009, the DPUC approved an application filed by UI to afford UI additional flexibility to market outstanding tax-exempt bonds that are insured by Ambac discussed above.  In March 2009, UI reissued $25 million of tax-exempt bonds, without insurance.  UI’s plans to redeem the additional such bonds and reissue replacement bonds without insurance are dependent upon municipal bond market conditions.  See Part I, Item 1, “Financial Statements – Notes to Consolidated Financial Statements - Note (C) Regulatory Proceedings – Approval of the Issuance of Debt,” of this Form 10-Q for further information.

UIL Holdings’ and UI’s short-term borrowing costs fluctuate with the upward and downward movements of LIBOR, Citibank’s New York base rate, Union Bank of California, N.A.’s Reference Rate and the Federal Funds Rate (as defined in UIL Holdings’ and UI’s short-term credit facilities), and rates associated with the money market loan arrangement that UI has with JPMorgan Chase Bank.  Such rates are influenced by financial market conditions and the actions of the Federal Reserve.  Moreover, indicative interest rates reflect that interest rates on long-term debt have increased since 2008 when UI last entered into an agreement to issue debt through a private placement in the private placement market

In addition, UI requires that its energy suppliers provide performance security to guarantee performance under contracts for standard service and supplier of last resort service.  Specifically, UI requires wholesale suppliers to provide both parent guarantees and letters of credit.  This performance assurance is intended to allow UI to recover for its customers the cost of replacement power, as well as administrative and legal costs, associated with a supplier default.  Due to the credit conditions experienced in the capital markets, letters of credit and other credit support have become more difficult and costly to obtain for UI’s energy suppliers.

Current credit conditions in the capital markets have continued to result in reductions in asset values for funded pension and postretirement plans.  These reductions, if not offset by gains in future years, will result in higher pension and postretirement expenses in future years along with additional cash contributions.  Due to the reduction in asset values, UI currently expects to make the minimum required pension contribution, as required by ERISA, of approximately $6 million for the 2009 plan year.

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

UIL Holdings carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of UIL Holdings’ disclosure controls and procedures as of March 31, 2009.  Based on the foregoing, UIL Holdings’ Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective as of March 31, 2009.

There have been no changes in UIL Holdings’ internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, UIL Holdings’ internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A. – Risk Factors.

The financial condition and results of operations of UIL Holdings are subject to various risks, uncertainties and other factors, as described in UIL Holdings’ Annual Report on Form 10K for the year ended December 31, 2008.  The following risk factors included in that report have been updated to reflect activity as of March 31, 2009:

The inability of GenConn to complete its two peaking generation projects could adversely impact UIL Holdings’ financial condition and results of operations.

Borrowings by UI under the equity bridge loan (EBL) will be lent to GenConn and be converted into an equity investment upon the attainment of commercial operation by GenConn for its two peaking generation facilities.  The inability of GenConn to complete construction of and attain commercial operation for its two peaking generation facilities, as well as recover the related operating costs after commercial operation has been obtained, could adversely impact UIL Holdings’ financial condition and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

UIL Holdings repurchased 32,968 shares of common stock in open market transactions to satisfy matching contributions for participants’ contributions into UIL Holdings 401(k) in the form of UIL Holdings stock as follows:

Period	Total Number of Shares Purchased*	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
January	5,576	27.16	None	None
February	12,052	20.89	None	None
March	15,340	22.61	None	None
Total	32,968	22.75	None	None
* All shares were purchased in open market transactions.  The effects of these transactions did not change the number of outstanding shares of UIL Holdings’ common stock.

Item 6.  Exhibits.

(a)                 Exhibits.

Exhibit Table Item Number	Exhibit Number	Description
(21)	21.1	List of Subsidiaries of UIL Holdings Corporation.
(31)	31.1	Certification of Periodic Financial Report.
(31)	31.2	Certification of Periodic Financial Report.
(32)	32	Certification of Periodic Financial Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UIL HOLDINGS CORPORATION

Date 05/06/2009	/s/ Richard J. Nicholas
Richard J. Nicholas
Executive Vice President
and Chief Financial Officer