Form 10-Q
period 2009-06-30
UIL HOLDINGS CORP
filed 2009-08-05
CIK 1082510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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
Yes  ☐      No   ☐

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

The number of shares outstanding of the issuer’s only class of common stock, as of August 3, 2009 was 29,929,591.

INDEX

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(In Thousands except per share amounts)
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Operating Revenues (Note F)
Utility	$200,161	$215,938	$435,433	$450,355
Non-utility	204	192	441	399
Total Operating Revenues	200,365	216,130	435,874	450,754
Operating Expenses
Operation
Purchased power (Note F)	71,972	91,993	175,539	209,519
Operation and maintenance	50,359	52,495	102,788	104,914
Transmission wholesale	11,322	9,431	23,789	17,982
Depreciation and amortization (Note F)	22,809	25,206	46,796	50,392
Taxes - other than income taxes (Note F)	12,914	11,285	27,408	23,561
Total Operating Expenses	169,376	190,410	376,320	406,368
Operating Income	30,989	25,720	59,554	44,386

Other Income and (Deductions), net (Note F)	2,346	2,024	3,817	3,879

Interest Charges, net
Interest on long-term debt	9,496	7,092	17,888	14,369
Other interest, net (Note F)	420	572	911	780
	9,916	7,664	18,799	15,149
Amortization of debt expense and redemption premiums	481	434	994	866
Total Interest Charges, net	10,397	8,098	19,793	16,015

Income Before Income Taxes, Equity Earnings and
Discontinued Operations	22,938	19,646	43,578	32,250

Income Taxes (Note E)	9,154	8,379	17,717	14,065

Income Before Equity Earnings and Discontinued Operations	13,784	11,267	25,861	18,185
Income (Loss) from Equity Investments	16	21	28	(253)
Income from Continuing Operations	13,800	11,288	25,889	17,932
Discontinued Operations, Net of Tax (Note N)	(31)	(17)	(78)	(74)

Net Income	$13,769	$11,271	$25,811	$17,858

Average Number of Common Shares Outstanding - Basic	26,999	25,113	26,092	25,081
Average Number of Common Shares Outstanding - Diluted	27,345	25,381	26,462	25,374

Earnings Per Share of Common Stock - Basic:
Continuing Operations	$0.51	$0.45	$0.99	$0.71
Discontinued Operations	-	-	-	-
Net Earnings	$0.51	$0.45	$0.99	$0.71

Earnings Per Share of Common Stock - Diluted:
Continuing Operations	$0.51	$0.44	$0.98	$0.70
Discontinued Operations	-	-	-	-
Net Earnings	$0.51	$0.44	$0.98	$0.70

Cash Dividends Declared per share of Common Stock	$0.432	$0.432	$0.864	$0.864

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net Income	$13,769	$11,271	$25,811	$17,858
Other comprehensive income (loss), net of tax:
Interest rate cap mark-to-market	-	-	-	(6)
Other Comprehensive Income (Loss)	-	-	-	(6)
Comprehensive Income (Note A)	$13,769	$11,271	$25,811	$17,852

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET

ASSETS
(In Thousands)
(Unaudited)
	June 30,	December 31,
	2009	2008
Current Assets
Unrestricted cash and temporary cash investments	$12,292	$7,730
Restricted cash	8,266	11,074
Utility accounts receivable less allowance of $4,500 and $4,500	82,279	85,377
Other accounts receivable	5,884	8,477
Current portion of related party note receivable (Note H)	44,592	35,543
Unbilled revenues	40,754	50,123
Current regulatory assets	58,647	38,441
Materials and supplies, at average cost	4,882	3,871
Deferred income taxes	329	6,863
Prepayments	5,022	3,670
Other current assets	16	1,017
Current assets of discontinued operations held for sale	4,979	5,437
Total Current Assets	267,942	257,623

Other investments	10,029	10,307

Property, Plant and Equipment at original cost
In service	1,372,276	1,330,901
Less, accumulated depreciation	361,197	344,124
	1,011,079	986,777
Construction work in progress	85,036	86,811
Net Property, Plant and Equipment	1,096,115	1,073,588

Regulatory Assets (future amounts due from customers through the ratemaking process)	705,351	723,079

Deferred Charges and Other Assets
Unamortized debt issuance expenses	6,791	6,644
Related party note receivable (Note H)	24,697	-
Other long-term receivable	2,709	2,710
Contracts for differences	11,376	8,649
Other	518	586
Total Deferred Charges and Other Assets	46,091	18,589

Total Assets	$2,125,528	$2,083,186

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET

LIABILITIES AND CAPITALIZATION
(In Thousands)
(Unaudited)
	June 30,	December 31,
	2009	2008
Current Liabilities
Line of credit borrowings	$9,000	$148,000
Current portion of long-term debt	99,861	55,286
Accounts payable	61,378	91,891
Dividends payable	12,925	10,904
Accrued liabilities	33,544	30,043
Current regulatory liabilities	18,356	18,709
Interest accrued	8,742	7,046
Taxes accrued	6,269	4,792
Current liabilities of discontinued operations held for sale	5,883	5,467
Total Current Liabilities	255,958	372,138

Noncurrent Liabilities
Pension accrued	141,194	136,383
Connecticut Yankee contract obligation	21,697	22,721
Other post-retirement benefits accrued	50,326	48,671
Contracts for differences	107,016	92,142
Other	4,172	4,375
Total Noncurrent Liabilities	324,405	304,292

Deferred Income Taxes (future tax liabilities owed to taxing authorities)	295,283	298,824

Regulatory Liabilities (future amounts owed to customers through the ratemaking process)	85,191	84,322

Commitments and Contingencies (Note J)

Capitalization (Note B)
Long-term debt	594,443	549,031

Common Stock Equity
Common stock	421,386	328,824
Paid-in capital	14,438	13,771
Unearned employee stock ownership plan equity	(238)	(712)
Retained earnings	134,662	132,696
Net Common Stock Equity	570,248	474,579

Total Capitalization	1,164,691	1,023,610

Total Liabilities and Capitalization	$2,125,528	$2,083,186

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash Flows From Operating Activities
Net income	$25,811	$17,858
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,790	40,978
Deferred income taxes	2,307	(3,849)
Stock-based compensation expense (Note A)	2,059	2,322
Pension expense	11,622	5,308
Allowance for funds used during construction (AFUDC) - equity	(152)	(1,148)
Excess generation service charge	397	(3,762)
Deferred Transmission (income) expense	(12,149)	(5,419)
Other non-cash items, net	(7,188)	322
Changes in:
Utility accounts receivable, net	4,794	13,978
Unbilled revenues and other accounts receivable	9,528	(6,699)
Prepayments	360	(2,028)
Accounts payable	(17,048)	(10,881)
Interest accrued	1,700	(42)
Taxes accrued	1,476	22,582
Accrued liabilities	3,594	(1,880)
Other assets	(1,013)	177
Other liabilities	281	(42)
Total Adjustments	48,358	49,917
Net Cash provided by Operating Activities	74,169	67,775

Cash Flows from Investing Activities
Related party note receivable	(33,746)	-
Plant expenditures including AFUDC debt	(58,942)	(110,846)
Changes in restricted cash	2,808	(37)
Other	58	-
Net Cash (used in) Investing Activities	(89,822)	(110,883)

Cash Flows from Financing Activities
Issuances of common stock	91,994	1,295
Issuances of long-term debt	94,273	-
Payments on long-term debt	(4,286)	(4,286)
Notes payable - short-term, net	(139,000)	83,000
Payment of common stock dividend	(21,824)	(21,689)
Other	(942)	98
Net Cash provided by Financing Activities	20,215	58,418

Unrestricted Cash and Temporary Cash Investments:
Net change for the period	4,562	15,310
Balance at beginning of period	7,730	14,770
Balance at end of period	12,292	30,080

Non-cash investing activity:
Plant expenditures included in ending accounts payable	$14,215	$21,099

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

(A)  STATEMENT OF ACCOUNTING POLICIES

Basis of Presentation

UIL Holdings Corporation (UIL Holdings) primarily operates its regulated utility business.  The utility business consists of the electric transmission and distribution operations of The United Illuminating Company (UI).  UI is also a 50-50 joint venturer with NRG Energy, Inc. (NRG) in GenConn Energy LLC (GenConn), which is building new peaking generation plants chosen by the Connecticut Department of Public Utility Control (DPUC) to help address the state’s growing need for more power generation during the heaviest load periods.  UIL Holdings also has non-utility businesses consisting of an operating lease, a passive minority ownership interest in an investment fund, a heating and cooling facility and an entity that collects receivables, disburses payables and manages claims related to a divested mechanical contracting business.  The non-utility businesses also included the operations of Xcelecom, Inc. (Xcelecom) until the substantial completion of the sale of that business effective December 31, 2006.  UIL Holdings is headquartered in New Haven, Connecticut, where its senior management maintains offices and is responsible for overall planning, operating and financial functions.  UIL Holdings’ Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in UIL Holdings’ Annual Report on Form 10-K for the year ended December 31, 2008.  Such notes are supplemented below.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).  Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted in accordance with Securities and Exchange Commission (SEC) rules and regulations.  UIL Holdings believes that the disclosures made are adequate to make the information presented not misleading.  The information presented in the consolidated financial statements reflects all adjustments which, in the opinion of UIL Holdings, are necessary for a fair statement of the financial position and results of operations for the interim periods described herein.  All such adjustments are of a normal and recurring nature.  The results for the six months ended June 30, 2009 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2009.

Certain amounts reported in the Consolidated Balance Sheet as well as the operating section of the Consolidated Statement of Cash Flows in previous periods have been reclassified to conform to the current presentation.

UIL Holdings has evaluated subsequent events through the issue date of its quarterly financial statements, August 5, 2009.

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

In April 2006, UIL Holdings classified its wholly-owned subsidiary, Xcelecom as held for sale.  Major classes of assets and liabilities of the discontinued operations of Xcelecom consist of: net current assets of $5.0 million consisting primarily of receivables; and net current liabilities of $5.9 million, consisting mainly of accrued insurance payables.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Earnings per Share

The following table presents a reconciliation of the basic and diluted earnings per share calculations for the three and six month periods ended June 30, 2009 and June 30, 2008:

	Income Applicable to	Average Number of	Earnings
	Common Stock	Shares Outstanding	per Share
	(In Thousands, except per share amounts)
Three Months Ended June 30:
2009
Income from Continuing Operations	$13,800	26,999	$0.51
Discontinued Operations, Net of Tax	(31)	26,999	-
Net Income	13,769	26,999	0.51
Effect of Dilutive Securities (1)	-	346	-
Diluted Earnings	$13,769	27,345	$0.51

2008
Income from Continuing Operations	$11,288	25,113	$0.45
Discontinued Operations, Net of Tax	(17)	25,113	-
Net Income	11,271	25,113	0.45
Effect of Dilutive Securities (1)	-	268	(0.01)
Diluted Earnings	$11,271	25,381	$0.44

	Income Applicable to	Average Number of	Earnings
	Common Stock	Shares Outstanding	per Share
	(In Thousands, except per share amounts)
Six Months Ended June 30:
2009
Income from Continuing Operations	$25,889	26,092	$0.99
Discontinued Operations, Net of Tax	(78)	26,092	-
Net Income	25,811	26,092	0.99
Effect of Dilutive Securities (1)	-	370	(0.01)
Diluted Earnings	$25,811	26,462	$0.98

2008
Income from Continuing Operations	$17,932	25,081	$0.71
Discontinued Operations, Net of Tax	(74)	25,081	-
Net Income	17,858	25,081	0.71
Effect of Dilutive Securities (1)	-	293	(0.01)
Diluted Earnings	$17,858	25,374	$0.70

(1) Reflecting the effect of dilutive stock options, performance shares and restricted stock.

As of June 30, 2009, options to purchase 379,152 and 359,152 shares of common stock were outstanding but not included in the three and six month respective computations of diluted earnings per share, because the options’ exercise prices were greater than the average market price of the common shares during the three and six month periods ended June 30, 2009.  Options to purchase 324,368 and 316,035 shares of common stock were outstanding as of June 30, 2008 but not included in the three and six month respective computations of diluted earnings per share, because the options’ exercise prices were greater than the average market price of the common shares during the three and six month periods ended June 30, 2008.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Stock-Based Compensation

UIL Holdings has a performance-based long-term incentive compensation arrangement pursuant to which certain members of management have the opportunity to earn a pre-determined number of performance shares, the number of which is predicated upon the achievement of various pre-defined performance measures.  These performance shares were issued under the UIL Holdings 1999 Amended and Restated Stock Plan prior to 2009 and are now issued under the 2008 Stock and Incentive Compensation Plan (Plan).  Performance shares vest at the end of the three-year cycle with the actual issuance of UIL Holdings common stock in respect of such shares following the end of each three-year cycle.  A new three-year cycle begins in January of each year.  UIL Holdings records compensation expense for these performance shares ratably over the three-year period, except in the case of retirement-eligible employees, for whom compensation expense is immediately recognized in accordance with SFAS No. 123 (Revised), “Share-Based Payment” (SFAS No. 123R), based on the value of the expected payout at the end of each year relative to the performance measures achieved.  An additional $0.6 million of compensation expense was recorded in the first quarter of 2009 with respect to retirement-eligible employees based on the application of SFAS No. 123R retirement-eligible provisions.

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

In March 2009, UIL Holdings granted a total of 44,020 shares of restricted stock to non-executive directors under the Plan; the average of the high and low market price on the date of grant was $22.34 per share.  Compensation expense for this restricted stock is recorded ratably over the three-year vesting period for such restricted stock, except in the case of retirement-eligible directors, for whom compensation expense is immediately recognized in accordance with SFAS No. 123 (Revised), “Share-Based Payment” (SFAS No. 123R), based on the value of the expected payout at the end of each year.  In March 2009, 18,000 shares of previously-granted restricted stock grants to directors vested, of which 10,000 shares were issued to directors who had not elected to have their vested shares deferred as stock units.

Total stock-based compensation expense for the six month periods ended June 30, 2009 and 2008 was $2.1 million and $2.3 million, respectively.  Total stock-based compensation expense for the three month periods ended June 30, 2009 and 2008 was $0.8 million and $0.7 million, respectively.

Comprehensive Income

Comprehensive income for the three and six month periods ended June 30, 2009 and 2008 was equal to net income, less an interest rate cap mark-to-market adjustment of an immaterial amount, after-tax, related to $64.5 million principal amount of Pollution Control Refunding Revenue Bonds.  For further information regarding this interest rate cap transaction, see Note (B), “Capitalization – Long-Term Debt.”

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Under FIN No. 48, UIL Holdings may recognize the tax benefit of an uncertain tax position only if management believes it is more likely than not that the tax position will be sustained on examination by the taxing authority based upon the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based upon the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  UIL Holdings adopted the provisions of FIN No. 48 on January 1, 2007, but has not recognized any additional liability for unrecognized tax benefits, or accrued any interest or penalties associated with uncertain tax benefits.  As a result, as of June 30, 2009, UIL Holdings did not have any unrecognized tax benefits.  The Company is not aware of any event that is likely to occur in the next twelve months that would cause the amount of unrecognized tax benefits to increase significantly.

UIL Holdings’ policy is to recognize interest accrued and penalties associated with uncertain tax positions as a component of operating expense.  During the quarterly and year-to-date periods ended June 30, 2009 and 2008, no interest or penalties associated with uncertain tax positions was recognized and as of each of June 30, 2009 and December 31, 2008, no accrued interest or penalties are reflected in the Consolidated Balance Sheet.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Regulatory Accounting

UIL Holdings’ regulatory assets and liabilities as of June 30, 2009 and December 31, 2008 comprised the following:

	Remaining	June 30,	December 31,
	Period	2009	2008
		(In Thousands)
Regulatory Assets:
Nuclear plant investments – above market	(a)	$324,056	$334,279
Income taxes due principally to book-tax differences	(b)	53,574	52,859
Connecticut Yankee	7 years	21,697	22,721
Unamortized redemption costs	13 to 25 years	14,911	15,312
Stranded cost recovery	(a)	22,801	34,337
Pension and other post-retirement benefit plans	(c)	189,393	199,197
Contracts for differences	(d)	102,182	88,309
Deferred pension and post-retirement expense	(f)	4,651	-
Distribution retail revenue decoupling	(g)	4,016	-
Other	(b)	26,717	14,506
Total regulatory assets		763,998	761,520
Less current portion of regulatory assets		58,647	38,441
Regulatory Assets, Net		$705,351	$723,079

Regulatory Liabilities:
Accumulated deferred investment tax credits	34 years	$5,124	$5,197
Deferred gain on sale of property	(a)	37,798	37,798
Middletown/Norwalk local transmission network service collections	42 years	23,981	24,261
Excess generation service charge	(e)	14,252	13,855
Asset removal costs	(b)	2,469	2,258
Other	(b)	19,922	19,662
Total regulatory liabilities		103,546	103,031
Less current portion of regulatory liabilities		18,355	18,709
Regulatory Liabilities, Net		$85,191	$84,322

(a) Asset/Liability relates to the Competitive Transition Assessment (CTA), which is currently scheduled to end in 2013
(b) Amortization period and/or balance varies depending on the nature, cost of removal and/or remaining life of the underlying assets/liabilities
(c) Asset life is dependent upon timing of final pension plan distribution; balance is recalculated each year in accordance with SFAS 158 (Note G)
(d) Asset life is equal to delivery term of related contracts (which vary from approximately 10 - 17 years); balance fluctuates based upon quarterly market analysis performed on the related derivatives (Note K)

(e) Working capital allowance for generation service charge; will fluctuate based upon cash inflows and outflows in a given period
(f) Regulatory asset established for $10.2 million of 2009 pension and OPEB expense; timing of recovery to be addressed by DPUC in future proceeding
(g) Regulatory asset or liability relating to revenue decoupling; timing of recovery to be addressed by DPUC at the end of rate years 2009 and 2010

New Accounting Standards

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting and Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 168).  SFAS No. 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

accepted accounting principles.  SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and will impact financial statement disclosures referencing authoritative accounting guidance starting in the third quarter of 2009.  Such references will be in accordance with the new codification.  There will be no impact on UIL Holdings’ consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46 (R)” (SFAS No. 167).  SFAS No. 167 amends Interpretation 46 (R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  SFAS No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual periods thereafter.  This statement is not expected to have a material impact on UIL Holdings’ Consolidated Balance Sheet, Consolidated Statement of Income or Consolidated Statement of Cash Flows.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB No. 140” (SFAS No. 166).  SFAS No. 166 must be applied as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual periods thereafter.  This statement is not expected to have an impact on UIL Holdings’ consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165).  SFAS No. 165 requires an entity to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.  SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009.  This statement impacts disclosures and did not have an impact on UIL Holdings’ Consolidated Balance Sheet, Consolidated Statement of Income or Consolidated Statement of Cash Flows.

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

(B)  CAPITALIZATION

Common Stock

On May 20, 2009, UIL Holdings priced a public offering of 4,000,000 shares of common stock at $21.00 per share.  On May 29, 2009, the underwriters of this public offering of common stock exercised their over-allotment option to purchase an additional 600,000 common shares on the same terms.  Net proceeds of the offering, including the over-allotment option, were $91.4 million, after expenses and underwriting discounts and were accounted for as an addition to common stock on the consolidated balance sheet.  The Company used these proceeds to pay down short-term debt and for general corporate purposes.

UIL Holdings had 29,929,591 shares of its common stock, no par value, outstanding at June 30, 2009, of which (1) 11,642 were unallocated shares held by UI’s 401(k)/Employee Stock Ownership Plan (KSOP) and (2) 79,121 were shares of restricted stock.  The unallocated shares held by the KSOP and shares of restricted stock are not recognized as outstanding for purposes of calculating basic earnings per share.  UI loaned $11.5 million to the KSOP to purchase shares in open market transactions.  The shares are allocated to employees’ KSOP accounts as the loan is repaid and compensation expense is recorded upon allocation based on the fair market value of the stock.  The loan is being repaid by the KSOP over a 12-year period ending October 1, 2009, using employer contributions and dividends paid on the unallocated shares of the stock held by the KSOP.  Dividends on allocated shares are charged to retained earnings.  As of June 30, 2009, 11,642 shares, with a fair market value of $0.3 million, had not been allocated to KSOP participants.

Long-Term Debt

UI remarketed $78.5 million of tax-exempt bonds in February 2009, $7.5 million of which were remarketed at a fixed interest rate of 5.75% for three-years and $71 million of which were remarketed for a fixed interest rate of 7.125% for three years.  In December 2008, UI also redeemed $25 million of tax-exempt bonds which were reissued without insurance in March 2009 at a fixed interest rate of 6.875% for approximately three years.

On April 27, 2009, UI closed on a bank financing in the amount of $121.5 million with a syndicate of banks (the Equity Bridge Loan or EBL), the proceeds of which will be used by UI during GenConn’s construction to fund its commitments as a 50% owner of GenConn.  UI expects that GenConn will direct approximately $57 million of such amount to GenConn Devon LLC (GenConn Devon) and approximately $64.5 million to GenConn Middletown LLC (GenConn Middletown), each of which is a wholly owned subsidiary of GenConn, for use in the construction of peaking generation facilities by those entities.  UI will draw on this facility as needed to fund its commitments to GenConn as construction progresses.  UI does not have any further funding commitments to GenConn at this time and does not guarantee any of GenConn’s obligations.  Borrowings under this facility as of June 30, 2009 were $69.3 million.

GenConn obtained project financing on April 27, 2009 in a separate transaction that makes $243 million available to GenConn for construction and related activities, and $48 million available under a working capital facility (collectively, the Project Financing).  UI expects that those funds, together with the funds committed by UI and GenConn’s other 50% owner, NRG Energy, will be sufficient to allow GenConn to complete the construction of its planned peaking generation facilities.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

The EBL must be repaid upon the earlier of its maturity date or the attainment of commercial operation, which is expected to be June 2010 for GenConn Devon and June 2011 for GenConn Middletown.  The initial maturity date of the loan is April 27, 2010, and may be extended to June 1, 2011, so long as on the date of extension project construction is continuing and the Project Financing is not due and payable.

As a result of GenConn obtaining the Project Financing, UIL Holdings’ obligations under guarantee agreements it had made with an affiliate of General Electric Company (GE) in connection with the purchase of GE turbines by GenConn Devon and GenConn Middletown were terminated.

(C)  REGULATORY PROCEEDINGS

Department of Public Utility Control (DPUC)

2008 Rate Case

On February 4, 2009, the DPUC issued its final decision regarding UI’s application requesting an increase in distribution rates (the “2009 Decision”), the results of which included a $6.13 million increase in revenue requirements for 2009, compared to 2008.  Because a larger, previously approved increase in revenue requirements for 2009 had gone into effect January 1, 2009, UI returned approximately $0.97 million to ratepayers through a one-time adjustment in April 2009.  The 2009 Decision provides for an allowed distribution return on equity of 8.75%, a decrease from the previously approved 9.75%, and a capital structure of 50% equity and 50% debt compared to the previously approved 48% equity and 52% debt.  The 2009 Decision continues the prior earnings sharing mechanism structure, applying to the new 8.75% allowed return, whereby 50% of the earnings over the allowed twelve month level is returned to customers and 50% is retained by UI.  The 2009 Decision provides for recovery of updated pension and postretirement expense for 2010, based upon a December 31, 2009 valuation.  The 2009 Decision also provides for an additional increase in distribution revenue requirements of $19.14 million for 2010.

The 2009 Decision also provides for the establishment of a regulatory asset to address the portion of the actual increase in pension and postretirement expense for 2009 and 2010 that is not included in rates; a provision for decoupling of distribution revenues from sales; and a partial reconciliation for the as-issued cost of new debt.

On February 18, 2009, UI filed a request for reconsideration with the DPUC regarding clarification on various technical issues related to the debt cost tracker, the full decoupling provision and other matters.  The DPUC reopened the proceeding to consider UI’s request and on June 3, 2009, issued a final decision that corrected certain technical issues, clarified other issues raised by UI and increased UI's revenue requirements by $0.7 million in 2009 and an incremental $0.3 million in 2010.

On March 13, 2009, UI requested a further reopening of the rate case decision to address the decision’s allowed distribution return on equity of 8.75%.  On May 18, 2009, UI withdrew this request.

2009 Rates

In December 2008, the DPUC issued a letter ruling to address changes to all of UI’s rate components effective as of January 1, 2009.  The letter ruling approved requested changes to UI’s distribution charges as well as changes to UI’s transmission, Systems Benefits Charge (SBC), and Non-Bypassable Federally Mandated Congestion Charges (NBFMCC).  The letter ruling also approved Generation Services Charge (GSC) rates for 2009, and last resort service GSC rates for the January 1, 2009 through March 31, 2009 time period.

On February 20, 2009, UI received a letter ruling from the DPUC approving last resort service GSC rates for the April 1, 2009 through June 30, 2009 time period.  On June 26, 2009, UI received a letter ruling approving last resort service GSC rates for the July 1, 2009 through September 30, 2009 time period.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

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

On February 18, 2009, the DPUC approved an application filed by UI to afford UI additional flexibility to market outstanding tax-exempt bonds in the municipal bond market.  Specifically, UI requested approval to redeem and reissue, without insurance, $25.0 million, $27.5 million and $64.5 million principal amount of tax-exempt bonds outstanding that were insured by Ambac Assurance Corporation (Ambac).  In December 2008, UI redeemed $25.0 million principal amount of tax-exempt bonds which were reissued, without insurance, in March 2009.  UI has $27.5 million principal amount of a tax-exempt bonds that are due to be remarketed in February 2010, at which time UI plans to redeem and reissue the bonds without insurance.  UI also has $64.5 million principal amount of adjustable rate tax exempt bonds, which UI plans to redeem and reissue, dependent upon municipal bond market conditions.

Generation

GenConn is a 50-50 joint venture of UI and NRG.  In 2008, the DPUC selected two projects proposed by GenConn to help address Connecticut’s growing need for more power generation during the heaviest load periods.

Two peaking generation projects, each with a nominal capacity of 200 megawatt (MW), are to be built at NRG’s existing Connecticut plants in Devon and Middletown.  The Devon peaking plant, which is scheduled to be in commercial operation by June 1, 2010, and the Middletown plant, which is scheduled to be in commercial operation by June 1, 2011, will be owned by GenConn.  GenConn recovers its costs under a contract for differences (CfD) agreement which is cost of service based.  GenConn has signed CfDs for both projects with CL&P.  The cost of the contracts will be paid by customers and will be subject to a cost-sharing agreement whereby 20% of the cost is borne by UI customers and 80% by CL&P customers.

As a result of changed market conditions and updated cost information, GenConn estimates that project costs, including financing costs, may increase over the proposal it had originally submitted to the DPUC.  The increase is driven primarily by increased financing costs and the cost to build interconnection facilities at the Middletown site.  The DPUC has ruled that reasonable financing costs and interconnection costs will be treated as pass-through costs, which GenConn expects to recover in DPUC-approved future revenues.  Once approved, GenConn revenue requirements will come from the ISO New England Markets in which GenConn participates.  The CfD will provide for a true-up of DPUC approved revenue requirements to any over or under collections from the ISO markets.

Pension and Postretirement Expenses

In response to the Internal Revenue Service (IRS) mandated change in mortality tables utilized for certain Employee Retirement Income Security Act of 1974 (ERISA)-related liability calculations, effective January 1, 2007, the DPUC allowed regulatory treatment for the change in pension and postretirement expenses resulting from the use of the new mortality tables.  In the 2009 Decision, the DPUC approved the recovery of these expenses over a four-year period beginning in 2009.  As of June 30, 2009, the remaining regulatory asset was approximately $3.7 million.  The 2009 Decision also provides for the establishment of an annual regulatory asset to address a portion of the actual increase in pension and postretirement expense for both 2009 and 2010.  For 2009, a $10.2 million regulatory asset will be established.  The amount of the regulatory asset to be established in 2010 will be determined at the beginning of the 2010 rate year based upon the fair value of the pension assets and the discount rate as evaluated at the end of 2009.  As of June 30, 2009, UI has recorded a regulatory asset of approximately $4.7 million.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

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

UI has wholesale power supply agreements in place for the supply of all of UI’s standard service customers for all of 2009, 90% for 2010 and 50% for 2011.  Supplier of last resort service is procured on a quarterly basis.  UI determined that its contracts for standard service and supplier of last resort service are derivatives under SFAS No. 133 and elected the “normal purchase, normal sale” exception under SFAS No. 133.  As such, UI regularly assesses the accounting treatment for its power supply contracts.

As a result of an April 2008 DPUC decision, UI is permitted to seek long-term contracts for up to 20% of standard service requirements.  UI is in the process of exploring long-term contract options, the goal of which is to obtain long-term energy supply contracts and CT Class I Renewable Energy Certificates for UI’s standard service customers that will result in economic benefit to ratepayers, both in terms of risk and cost mitigation.  Negotiations with potential suppliers are on-going, but no agreements have been executed.

Contracts for Differences

Pursuant to Connecticut’s 2005 Energy Independence Act (EIA), the DPUC initiated a process to solicit bids to create new or incremental capacity resources in order to reduce federally mandated congestion charges, and selected four new capacity resources.  To facilitate the transactions between selected resources and Connecticut electric customers, and provide the commitment necessary for these resources to obtain financing, the DPUC required that UI and CL&P execute long-term contracts with the selected resources.   In August 2007, the DPUC approved four CfDs under which each contract specifies a capacity quantity and a monthly settlement that reflects the difference between a forward market price and the contract price.  As directed by the DPUC, UI executed two of the contracts and CL&P executed the other two contracts.  In addition, UI has executed a sharing agreement with CL&P whereby UI pays 20% of the costs and obtains 20% of the benefits of the contracts.

The DPUC has determined that costs associated with these CfDs will be recoverable by UI and CL&P, and in accordance with SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” UI has deferred recognition of costs (a regulatory asset) or has recognized obligations (a regulatory liability).  The above contracts are derivatives and are marked-to-market in accordance with SFAS No. 133.  For those contracts signed by CL&P, UI records its 20% portion of CL&P’s derivative, pursuant to the sharing agreement noted above.  As of June 30, 2009, UI has recorded a derivative asset of $11.4 million ($6.5 million related to its portion of CL&P’s derivative assets), a regulatory asset of $102.1 million, a derivative liability of $107.0 million ($101.0 million related to its portion of CL&P’s derivative liabilities) and a regulatory liability of $6.5 million in the accompanying Consolidated Balance Sheet.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

peaking generation CfDs, one with GenConn relating to its Devon facility, one with GenConn relating to its Middletown facility and the other with PSEG Power Connecticut LLC (“PSEG”), to which the sharing agreement also applies.  These contracts are not considered to be derivatives under SFAS No. 133 and are being accounted for on an accrual basis.

New Renewable Source Generation

Under Connecticut law, electric distribution companies are required to enter into contracts to purchase the output of new renewable source generation totaling at least 150 MW in the future statewide, at prices and upon terms approved by the DPUC in accordance with statutory requirements.  In 2007, one contract was approved by the DPUC.  UI was not a party to that contract but, as directed by the DPUC, UI has executed a sharing agreement with CL&P whereby UI pays approximately 20% of the costs and obtains approximately 20% of the benefits of the contract.  This contract will be accounted for on an accrual basis.  In January 2008, the DPUC issued a decision approving seven projects; UI is a party to contracts relating to two of these projects.  UI signed a contract for 4.8 MW for one of the projects to purchase, over a fifteen year time period, 100% of the delivered products generated by the Stamford Hospital Fuel Cell Combined Heat and Power Project.  This contract will be accounted for as an operating lease.  In addition, UI signed the other contract for another of the projects for 30 MW to purchase, over a fifteen year time period, 84.5% of the delivered products generated by the South Norwalk Bio-Fuel Project, which will be accounted for on an accrual basis.  In April 2009, the DPUC approved five additional fuel cell projects to which accrual accounting will be applied and for which contracts were executed in July 2009.  All of these contracts will be subject to the cost sharing agreement with CL&P.  UI’s costs associated with all such contracts, whether UI is a direct party or pursuant to the sharing agreement, are recoverable.

Transmission Return on Equity (ROE)

UI’s transmission and wholesale sales of electricity are regulated by the Federal Energy Regulatory Commission (FERC).  The FERC also establishes allowable ROEs for various types of transmission assets.

Based on a March 2008 FERC Rehearing Order, the ROE applicable to UI’s transmission business, is as follows:

	Existing Transmission		New Transmission
	PTF	Non-PTF	PTF (1)	Non-PTF
2/1/05 to 10/30/06	10.90%	10.40%	11.90%	10.40%
10/31/06 to 12/31/08	11.64%	11.14%	12.64%	11.14%

(1) ROE available for new Pool Transmission Facilities (PTF) identified by Independent System Operator – New England (ISO-NE) in its Regional System Plan for assets that were complete and on line prior to December 31, 2008.  For projects placed in service after December 31, 2008, incentives may be available on a project specific basis

In May 2008, several public entities, including the DPUC, filed a petition with the United States Court of Appeals for the District of Columbia Circuit (U.S. Court of Appeals) seeking judicial review of the Rehearing Order.  In particular, the petitioners seek review of FERC’s approval of a 100 basis point ROE adder for new transmission investment, FERC’s approval of the updated going forward ROE in general and FERC’s reliance on U. S. Treasury bond yields as a basis for the going forward adjustment.  Briefing in the judicial review proceeding is on-going.  UI is unable to predict the outcome of these proceedings at this time.

UI’s overall transmission ROE will be determined by the mix of UI’s transmission rate base between new and existing transmission assets, and whether such assets are PTF or non-PTF.  UI’s transmission assets are primarily PTF.  For 2009, UI estimates an overall allowed weighted-average ROE range for its transmission business of 12.30% to 12.50%.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Middletown/Norwalk Transmission Project

In December 2008, the 345-kV transmission line from Middletown, Connecticut, to Norwalk, Connecticut (the Project) was completed and the transmission assets were placed in service.

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

 (D)  SHORT-TERM CREDIT ARRANGEMENTS

UIL Holdings has a money market loan arrangement with JPMorgan Chase Bank.  This is an uncommitted short-term borrowing arrangement under which JPMorgan Chase Bank may make loans to UIL Holdings for fixed periods, depending on UIL Holdings’ credit rating, the Bank’s credit requirements, and conditions in the financial markets.  JPMorgan Securities, Inc. acts as an agent and sells the loans to investors.  As of June 30, 2009, UIL Holdings had no short-term borrowings outstanding under this arrangement.

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

As of June 30, 2009, UI had $9 million outstanding under the facility.  UIL Holdings had a standby letter of credit outstanding in the amount of $1 million that expired on January 31, 2009, but was and will continue to be automatically extended for one year from the expiration date (or any future expiration date), unless the issuer bank elects not to extend.  Available credit under this facility at June 30, 2009 for UI and UIL Holdings in the aggregate was $165 million.  UIL Holdings records borrowings under this facility as short-term debt, but the agreement has longer term commitments from banks allowing the Company to borrow and reborrow funds, at its option, to December 22, 2011, thus affording it flexibility in managing its working capital requirements.

In November 2008, UI entered into a revolving credit agreement (the Agreement) with Union Bank, N.A., formerly Union Bank of California, N.A., with a borrowing limit of $25 million.  UI terminated the Agreement on April 27, 2009.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(E) INCOME TAXES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(In Thousands)
Income tax expense consists of:
Income tax provisions (benefit):
Current
Federal	$7,047	$9,798	$13,360	$16,430
State	1,322	1,207	2,479	1,746
Total current	8,369	11,005	15,839	18,176
Deferred
Federal	1,313	(1,753)	2,880	(2,592)
State	(492)	(837)	(929)	(1,446)
Total deferred	821	(2,590)	1,951	(4,038)

Investment tax credits	(36)	(36)	(73)	(73)

Total income tax expense	$9,154	$8,379	$17,717	$14,065

Income tax components charged as follows:
Operating tax expense	9,781	$8,995	$19,245	$15,819
Nonoperating tax benefit	(633)	(625)	(1,489)	(1,653)
Equity Investments tax expense (benefit)	6	9	(39)	(101)

Total income tax expense	$9,154	$8,379	$17,717	$14,065

The combined statutory federal and state income tax rate for UIL Holdings’ Connecticut-based entities for the three and six month periods ended June 30, 2009 and 2008 was 39.9%.  Differences in the treatment of certain transactions for book and tax purposes occur which cause the rate of UIL Holdings’ reported income tax expense to differ from the statutory tax rate described above.  The effective book income tax rate for the three and six month periods ended June 30, 2009 were 39.9% and 40.6%, as compared to 42.6% and 44.0% for the three and six month periods ended June 30, 2008.  The decrease in the 2009 effective book income tax rates from those for the 2008 periods were due primarily to the absence in 2009 of allowance for borrowed funds used during construction on construction work in progress included in rate base.

UIL Holdings and its subsidiaries are subject to the United States federal income tax statutes administered by the Internal Revenue Service (IRS).  UIL Holdings and its subsidiaries are also subject to the income tax statutes of the State of Connecticut and those of other states in which UIL Holdings’ subsidiaries have operated and transacted business in the past.  As of June 30, 2009, the tax years 2005, 2006 and 2007 remain open and subject to audit for state income tax purposes. For federal income tax purposes, the IRS recently closed examinations of the tax years 2004, 2005 and 2006, and a separate examination of tax year 2007.  The IRS examination of the tax years 2004, 2005, and 2006 resulted in an immaterial assessment to the Company.  The examination of tax year 2007 resulted in no additional assessment or refund to the Company.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(F)  SUPPLEMENTARY INFORMATION

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In Thousands)		(In Thousands)
Operating Revenues
Utility:
Retail	$182,311	$194,121	$394,473	$399,020
Wholesale	-	12,398	202	22,375
Other	17,850	9,419	40,758	28,960
Non-utility revenues:
Other	204	192	441	399
Total Operating Revenues	$200,365	$216,130	$435,874	$450,754

Purchased Power
Purchased power expense	$71,972	$97,133	$175,539	$219,799
Purchased power above market fuel expense credit	-	(5,140)	-	(10,280)
Total Purchased Power Expense	$71,972	$91,993	$175,539	$209,519

Depreciation and Amortization
Utility property, plant, and equipment depreciation	$12,202	$9,726	$24,225	$19,452
Non-utility property, plant, and equipment depreciation	47	25	93	51
Total Depreciation	$12,249	$9,751	$24,318	$19,503
Amortization of nuclear plant regulatory assets	10,108	10,215	21,758	20,409
Amortization of purchase power contracts	-	5,140	-	10,280
Subtotal CTA Amortization	10,108	15,355	21,758	30,689
Amortization of intangibles	12	8	21	16
Amortization of other regulatory assets	440	92	699	184
Total Amortization	10,560	15,455	22,478	30,889
Total Depreciation and Amortization	$22,809	$25,206	$46,796	$50,392

Taxes - Other than Income Taxes
Operating:
Connecticut gross earnings	$8,096	$7,685	$16,842	$15,377
Local real estate and personal property	3,597	2,406	7,415	5,006
Payroll taxes	1,221	1,194	3,151	3,178
Total Taxes - Other than Income Taxes	$12,914	$11,285	$27,408	$23,561

Other Income and (Deductions), net
Interest income	$786	$307	$1,447	$893
Allowance for funds used during construction	419	966	823	1,944
Conservation &Load Management incentive	305	(267)	594	(109)
Energy generation and load curtailment incentives	26	153	217	107
ISO load response, net	281	857	630	1,517
Miscellaneous other income and (deductions) - net	529	8	106	(473)
Total Other Income and (Deductions), net	$2,346	$2,024	$3,817	$3,879

Other Interest, net
Notes Payable	$224	$551	$623	$804
Other	196	21	288	(24)
Total Other Interest, net	$420	$572	$911	$780

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

The following tables represent the components of net periodic benefit cost for pension and other postretirement benefits (OPEB) for the three and six month periods ended June 30, 2009 and 2008:

	Three Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$1,534	$1,719	$333	$348
Interest cost	5,231	5,244	1,035	1,052
Expected return on plan assets	(4,279)	(6,433)	(410)	(633)
Amortization of:
Prior service costs	174	187	(25)	(25)
Transition obligation (asset)	-	-	264	264
Actuarial (gain) loss	3,606	1,048	672	464
Net periodic benefit cost (1)	$6,266	$1,765	$1,869	$1,470

	Six Months Ended June 30,
	Pension Benefits		Other Post-Retirement Benefits
	2009	2008	2009	2008
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$3,067	$3,436	$667	$697
Interest cost	10,463	10,487	2,069	2,104
Expected return on plan assets	(8,557)	(12,865)	(820)	(1,265)
Amortization of:
Prior service costs	349	375	(50)	(51)
Transition obligation (asset)	-	-	529	529
Actuarial (gain) loss	7,212	2,097	1,343	929
Net periodic benefit cost (1)	$12,534	$3,530	$3,738	$2,943
(1) For the three month period ended June 30, 2008, UI recorded $0.5 million of pension expense and $0.1 million of OPEB expense as a regulatory asset. For the six month period ended June 30, 2008,
UI recorded $1.0 million of pension expense and $0.2 million of OPEB expense as a regulatory asset. These amounts were recorded as a regulatory asset to reflect additional amounts recoverable in rates due to changes in the mortality tables (see Note (C), Regulatory Proceedings).

The following actuarial weighted-average assumptions were used in calculating net periodic benefit cost for the three and six month periods ended June 30, 2009 and 2008:

	Three and Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008
Discount rate - Qualified Pension Benefits	6.20%	6.35%	N/A	N/A
Discount rate - Non-Qualified Pension Benefits	6.10%	6.00%	N/A	N/A
Discount rate - Other Post-Retirement Benefits	N/A	N/A	6.10%	6.40%
Average wage increase	3.80%	4.40%	N/A	N/A
Return on plan assets	8.50%	8.50%	8.50%	8.50%
Composite health care trend rate (current year)	N/A	N/A	10.00%	10.50%
Composite health care trend rate (2019 forward)	N/A	N/A	5.00%	5.00%

N/A – not applicable

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

During late 2008, conditions in the capital markets resulted in reductions in asset values of funded pension and postretirement plans.  Although asset values recovered somewhat in the second quarter of 2009, these reductions, if not offset by additional gains in future years, will result in higher pension and postretirement expenses in future years along with additional cash contributions.  UI currently expects to make the minimum required pension contribution, as required by ERISA, of approximately $6 million for the 2009 plan year, subject to current proposals that are pending before the United States Congress.  As of June 30, 2009, the fair market value of these assets, excluding the impact of benefit payments and plan expenses, increased approximately $6.4 million since December 31, 2008.

 (H)  RELATED PARTY TRANSACTIONS

Arnold L. Chase, a Director of UIL Holdings since June 28, 1999, holds a beneficial interest in the building located at 157 Church Street, New Haven, Connecticut, where UI leases office space for its corporate headquarters.  UI’s lease payments for this office space totaled $5.5 million for each of the six month periods ended June 30, 2009 and 2008.  For the three month periods ended June 30, 2009 and 2008, such lease payments totaled $2.9 million and $2.8 million, respectively.

GenConn, of which UI is a 50-50 partner, had signed a promissory note (the “Loan”) with UI under which UI advanced up to an aggregate principal amount of $48.5 million to fund GenConn’s construction and other cash needs until permanent financing was arranged.  In connection with the EBL obtained by UI and the Project Financing obtained by GenConn on April 27, 2009, all outstanding balances on the Loan were replaced by a new promissory note, the balance of which was $69.3 million as of June 30, 2009.  See “Note (B) – Capitalization – Long-Term Debt” for further discussion regarding the EBL.

UIL Holdings executed guarantee agreements on behalf of each of GenConn Devon and GenConn Middletown, under which UIL Holdings guaranteed that, in the event GenConn Devon or GenConn Middletown, as the case may be, failed to perform or observe the terms and provisions of its contract with GE Packaged Power, UIL Holdings would take steps necessary to achieve performance or observance of such contract.  In connection with the EBL obtained by UI and the Project Financing obtained by GenConn on April 27, 2009, UIL’s obligations under these guarantee agreements were terminated.  See “Note (B) – Capitalization – Long-Term Debt” for further discussion regarding the EBL.   Refer to “Note (J) Commitments and Contingencies, GE Packaged Power” for further discussion regarding the guarantees.

James P. Torgerson, President and CEO of UIL Holdings, has a son who was an employee of Bank of America as of June 30, 2009.  UIL Holdings has had a banking relationship with Bank of America for a number of years, including in connection with its revolving credit facility described in Note (D) “Short-Term Credit Arrangements” and with its EBL described above.  Mr. Torgerson’s son was an investment banker in the Global Energy and Power group at Bank of America, but he did not perform  work directly involving UIL Holdings or UI.  As of July 2009, he was no longer employed by Bank of America.

(J)  COMMITMENTS AND CONTINGENCIES

Connecticut Yankee Atomic Power Company

UI has a 9.5% stock ownership share in the Connecticut Yankee Atomic Power Company (Connecticut Yankee), the carrying value of which was $0.8 million as of June 30, 2009.  In 1996, the Board of Directors of Connecticut Yankee voted unanimously to retire the Connecticut Yankee nuclear plant (the Connecticut Yankee Unit) from commercial operation.  A settlement agreement approved by the FERC that became effective in 2000 allows Connecticut Yankee to collect, through the power contracts with the unit’s owners, the FERC-approved decommissioning costs, other costs associated with the permanent shutdown of the Connecticut Yankee Unit, the unrecovered investment in the Connecticut Yankee Unit, and a return on equity of 6%.  The decommissioning project was completed in 2007.  In October 2007, the State of Connecticut’s Department of Environmental Protection (CDEP) approved Connecticut Yankee’s application for a Stewardship Permit which states that all corrective action measures required at the Connecticut Yankee site pursuant to Connecticut law have been completed subject to post-remediation groundwater monitoring.  In November 2007, the Nuclear Regulatory

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Commission (NRC) issued a license reduction for the Connecticut Yankee site limiting it to the independent spent-fuel storage installation (ISFSI) (see DOE Spent Fuel Litigation below).

Connecticut Yankee updates the cost of its remaining decommissioning activity, which consists primarily of  ground water monitoring and nuclear fuel storage, at least annually, and more often as needed, and provides UI with a projected recovery schedule depicting annual costs expected to be billed to UI, including a return on investment over the term of the projected recovery period.  The present value of these costs is calculated using UI’s weighted-average cost of capital and, after consideration of recoverability, recorded as a Connecticut Yankee Contract Obligation and a corresponding regulatory asset.  At June 30, 2009, UI has regulatory approval to recover in future rates (through the CTA) its $21.7 million regulatory asset for Connecticut Yankee over a term ending in 2015.

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

In 1998, Connecticut Yankee filed claims in the United States Court of Federal Claims seeking damages resulting from the breach of the 1983 contracts by the DOE.  In November of 1998, the Court ruled that the DOE had breached the contracts and was liable for damages, but left the amount of damages to be determined after a trial on the evidence.  In October 2006, the Court issued judgment for Connecticut Yankee in the amount of $34.2 million for its spent-fuel-related costs through 2001, ruling in favor of Connecticut Yankee on substantially all of the major issues.  UI’s 9.5% ownership share would be approximately $3.2 million which, if awarded, would be refunded to customers.  In December 2006, the DOE appealed the decision to the United States Court of Appeals for the Federal Circuit.  In August 2008, the Federal Circuit vacated the lower court's $34.2 million damage award, and remanded the case for a re-calculation of damages based on specific contractual rates set forth in one particular DOE publication.  The lower court had based its damage ruling on its view of "reasonable rates".  UI cannot determine what damages the court will now award, but expects that when the court applies the rates as ordered by this ruling, the damage award will be comparable to the prior award.

In December 2007, Connecticut Yankee filed a second set of complaints against the government seeking unspecified damages incurred since January 1, 2002 for the DOE’s failure to live up to its obligation to begin removing Connecticut Yankee’s spent fuel in 1998.  In July 2009, Connecticut Yankee provided the government with a second set of damage claims totaling approximately $135 million for damages incurred from January 1, 2002 through December 31, 2008.  UI’s 9.5% ownership share would be approximately $12.8 million which, if awarded, would be refunded to customers.   As an interim measure until the DOE complies with its contractual obligation to dispose of Connecticut Yankee’s spent fuel, Connecticut Yankee constructed an ISFSI, utilizing dry-cask storage, on the site of the Connecticut Yankee Unit and completed the transfer of its Nuclear Waste to the ISFSI in 2005.

Hydro-Quebec

UI is a participant in the Hydro-Quebec (HQ) transmission tie facility linking New England and Quebec, Canada.  UI has a 5.45% participating share in this facility, which has a maximum 2000-megawatt equivalent generation capacity value.  In April 1991, UI furnished a guarantee in the amount of $11.7 million, for its participating share of the debt financing for one phase of this facility.  The amount of this guarantee, which expires in August 2015, is reduced monthly, proportionate with principal paid on the underlying debt.  As of June 30, 2009, the amount of UI’s guarantee for this debt totaled approximately $1.9 million.

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

Middletown/Norwalk Transmission Project

During construction of the Middletown/Norwalk Transmission Project (the “Project”) in Bridgeport, Connecticut, UI encountered soil contaminated with polychlorinated biphenyls (PCBs). UI stopped construction at the location, which was a road not owned by UI, and notified the CDEP. At the CDEP’s request, UI determined the extent of the contamination on property within, and to some extent beyond, the limits of the Project. UI filed a remediation action plan (RAP) with the CDEP and the United States Environmental Protection Agency (USEPA). Remediation of the PCBs was completed in June 2008 at a cost of $2.9 million. On July 15, 2009, in accordance with a construction agreement between UI, Connecticut Light & Power and the Connecticut Department of Transportation (CDOT), UI requested reimbursement from CDOT of approximately $0.5 million of these costs. The remaining $2.4 million, plus any costs not ultimately reimbursed by CDOT, are expected to be recovered through transmission rates and are reflected as such in UIL Holdings’ Consolidated Financial Statements.

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

UI also received a letter in September 2007 (also addressed to Raytheon Corporation (Raytheon), successor to the building contractor for the New Haven Harbor Station facility, United Engineers and Constructors) in which the current property owner, Shoreline Trailer Court Mobile Homes, states its intent to file suit against UI and Raytheon under the Comprehensive Environmental Response, Liability, and Compensation Act, 42 U.S.C. Sec. 9601, et seq., for compensation relating to its remediation costs at the subject site.  The owner claims to have remediated the site at a cost of $0.8 million and seeks compensation for that amount from UI and Raytheon.  After a preliminary investigation of the owner’s claims, UI informed the owner that it will not address the claims until the owner provides information supporting the claims.  UI has not received a response and, therefore, cannot presently assess the impact, if any, of this claim.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

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

A site on the Mill River in New Haven was conveyed by UI in 2000 to an unaffiliated entity, Quinnipiac Energy LLC (QE), reserving to UI permanent easements for the operation of its transmission facilities on the site.  At the time of the sale, a fund of approximately $1.9 million, an amount equal to the then-current estimate for remediation, was placed in escrow for purposes of bringing soil and groundwater on the site into compliance with applicable environmental laws.  Approximately $0.1 million of the escrow fund remains unexpended.  QE has since sold the property to Evergreen Power, LLC (Evergreen Power) and Asnat Realty LLC (Asnat).  UI is unaware of what agreement was reached between QE and Evergreen Power and Asnat regarding future environmental liability or what remediation activity remains to be undertaken at the site.  UI could be required by applicable environmental laws to finish remediating any subsurface contamination at the site if it is determined that QE and/or Evergreen Power and Asnat have not completed the appropriate environmental remediation at the site.  In July 2008, Evergreen Power and Asnat submitted a claim seeking compensation for environmental remediation on the property, including the existing building which remains on the site.   UIL Holdings has evaluated this claim and determined that the impact, if any, on the consolidated financial statements cannot be assessed at this time.  As such, as of June 30, 2009, no liability related to this claim has been recorded.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

CDEP for the verification work.  The schedule was approved by the CDEP and implementation of the verification work is on-going.  The verification work is not expected to have a material impact on the financial position or results of operations of UI.

Middletown/Norwalk Transmission Project (the Project)

In 2008, UI funded escrow accounts for certain retention amounts withheld by UI which will remain in place until the completion of the Project and verification of fulfillment of contractor obligations.  As of June 30, 2009, the balance of these escrow accounts was $7.9 million.

UI received change order requests totaling approximately $29.8 million from the general contractor responsible for civil construction work in connection with the installation of UI’s portion of the Project’s underground electric cable system.  The requests seek compensation for the general contractor and its subcontractors for alleged extra work and delay.  In March 2009, the general contractor increased the request to approximately $36.9 million.  On March 23, 2009, one of the subcontractors filed a lawsuit against the general contractor and UI seeking payment of sums allegedly owed to such subcontractor.   UI is evaluating the change order requests and lawsuit and, in doing so, has retained the services of an independent third party to review the requests and supporting information.   If it is determined that any of the change order requests are valid, UI would seek recovery through its transmission revenue requirement.  Mediation regarding this matter is scheduled for August 2009.

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

Cross-Sound Cable Company, LLC

UIL Holdings and United Capital Investments, Inc. (UCI) continue to provide two guarantees, in original amounts of $2.5 million and $1.3 million, in support of guarantees by Hydro-Quebec (HQ), the former majority owner of Cross-Sound (an entity in which UCI held a minority interest until the sale of that interest in February 2006), to third parties in connection with the construction of the project.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

The $2.5 million guarantee supports an HQ guarantee to the Long Island Power Authority to provide for damages in the event of a delay in the date of achieving commercial operation of the Cross-Sound cable.  UIL Holdings expects commercial operating status to be maintained and, accordingly, it has not recorded a liability related to this guarantee in its Consolidated Balance Sheet as of June 30, 2009.

The $1.3 million guarantee supports an agreement under which Cross-Sound is providing compensation to shell fishermen for their losses, including loss of income, incurred as a result of the installation of the cable.  The payments to the fishermen are being made over a 10-year period, ending October 2013, and the obligation under this guarantee reduces proportionately with each payment made. As of June 30, 2009, the remaining amount of the guarantee was $0.9 million.  Based upon a management assessment, UIL Holdings believes there is a low probability that it would be required to fund this guarantee and, as such, has not recorded a liability related to this guarantee in its Consolidated Balance Sheet as of June 30, 2009.

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

(K) FAIR VALUE OF FINANCIAL INSTRUMENTS

UIL Holdings adopted SFAS No. 157 effective January 1, 2008 and SFAS No. 161 effective January 1, 2009, both on a prospective basis.  UIL Holdings applies fair value measurements to certain assets and liabilities, specifically derivative assets and liabilities related to contracts for differences, assets related to the deferred compensation plan, supplemental retirement benefit trust life insurance policies and asset retirement obligations.  See Note (C), “Regulatory Proceedings” for additional disclosures related to SFAS No. 157.

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

UIL Holdings utilizes an income approach valuation technique to value the majority of its assets and liabilities measured and reported at fair value.  As required by SFAS No. 157, financial assets and liabilities are classified in their entirety, based on the lowest level of input that is significant to the fair value measurement.  UIL Holdings’ assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.  The following tables set forth, by level within the fair value hierarchy, UIL Holdings’ financial liabilities that were accounted for at fair value on a recurring basis as of June 30, 2009 and December 31, 2008.

	June 30, 2009

	Level 1	Level 2	Level 3	Total
	(In Thousands)

Assets:
Contracts for differences	$-	$-	$11,376	$11,376
Deferred Compensation Plan	1,850	-	-	1,850
Supplemental retirement benefit trust life insurance policies (Note G)	4,213	-	-	4,213
	$6,063	$-	$11,376	$17,439

Liabilities:
Contracts for differences	$-	$-	$107,016	$107,016

Net fair value assets/(liabilities), June 30, 2009	$6,063	$-	$(95,640)	$(89,577)

	December 31, 2008

	Level 1	Level 2	Level 3	Total
	(In Thousands)

Assets:
Contracts for differences	$-	$-	$8,649	$8,649
Deferred Compensation Plan	3,164	-	-	3,164
Supplemental retirement benefit trust life insurance policies (Note G)	3,954	-	-	3,954
	$7,118	$-	$8,649	$15,767

Liabilities:
Contracts for differences	$-	$-	$92,142	$92,142

Net fair value assets/(liabilities), December 31, 2008	$7,118	$-	$(83,493)	$(76,375)

The determination of fair value of the contracts for differences was based on a probability-based expected cash flow analysis that was discounted at the June 30, 2009 or December 31, 2008 risk-free interest rates, as applicable, and an adjustment for non-performance risk using credit default swap rates.  Certain management assumptions were required, including development of pricing that extended over the term of the contracts.  In addition, UIL performed an assessment of risks related to obtaining regulatory, legal and siting approvals, as well as obtaining financing resources and ultimately attaining commercial operation.   The DPUC has determined that changes in fair value associated with these contracts for differences are fully recoverable.  As a result, such changes have no impact to net income.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

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

The following tables set forth a reconciliation of changes in the fair value of the assets and liabilities above that are classified as Level 3 in the fair value hierarchy for the six month period ended June 30, 2009.  The increase in the net fair value of the net contracts for differences during the six month period ended June 30, 2009 is primarily due to an increase in the probability of one of the projects attaining commercial operation.

Six Months Ended
June 30, 2009
(In Thousands)

Net contracts for differences assets/(liabilities), December 31, 2008	$(83,493)
Unrealized gains and (losses), net	(12,147)
Purchases, issuances, and settlements	-
Transfers in and/or out of Level 3	-
Net contracts for differences assets/(liabilities), June 30, 2009	$(95,640)

Change in unrealized gains (losses), net relating to net contracts for differences assets/(liabilities), still held as of June 30, 2009	$(12,147)

For the six month period ended June 30, 2008, the unrealized loss relating to net contracts for differences assets/(liabilities) was $53.4 million which was primarily due to an increase in the probability of one of the projects attaining commercial operation.

The following table sets forth a reconciliation of changes in the net regulatory asset/(liability) balances that were established to recover any unrealized gains/(losses) associated with the contracts for differences for the six month period ended June 30, 2009.  The amounts offset the net contract for differences liabilities detailed above.

Six Months Ended
June 30, 2009
(In Thousands)

Net regulatory assets/(liabilities), December 31, 2008	$83,493
Unrealized (gains) and losses, net	12,147
Net regulatory assets/(liabilities), June 30, 2009	$95,640

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

(In Thousands)
	Three months ended June 30, 2009
	UI
	Distribution	Transmission	Total UI	Other (1)	Total
Operating Revenues	$162,873	$37,288	$200,161	$204	$200,365
Purchased power	71,972	-	71,972	-	71,972
Operation and maintenance	43,860	6,481	50,341	18	50,359
Transmission wholesale	-	11,322	11,322	-	11,322
Depreciation and amortization	19,741	3,011	22,752	57	22,809
Taxes - other than income taxes	9,251	3,660	12,911	3	12,914
Operating Income (Loss)	18,049	12,814	30,863	126	30,989

Other Income and (Deductions), net	2,218	80	2,298	48	2,346

Interest Charges, net	6,542	2,861	9,403	994	10,397

Income (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	13,725	10,033	23,758	(820)	22,938
Income Taxes (Benefits)	5,671	3,769	9,440	(286)	9,154
Income (Loss) From Continuing Operations Before Equity Earnings	8,054	6,264	14,318	(534)	13,784
Income (Losses) from Equity Investments	16	-	16	-	16
Income (Loss) From Continuing Operations	8,070	6,264	14,334	(534)	13,800
Discontinued Operations, Net of Tax	-	-	-	(31)	(31)
Net Income (Loss)	$8,070	$6,264	$14,334	$(565)	$13,769

	Three months ended June 30, 2008
	UI
	Distribution	Transmission	Total UI	Other (1)	Total
Operating Revenues	$186,336	$29,602	$215,938	$192	$216,130
Purchased power	91,993	-	91,993	-	91,993
Operation and maintenance	47,193	5,159	52,352	143	52,495
Transmission wholesale	-	9,431	9,431	-	9,431
Depreciation and amortization	23,912	1,260	25,172	34	25,206
Taxes - other than income taxes	8,764	2,521	11,285	-	11,285
Operating Income (Loss)	14,474	11,231	25,705	15	25,720

Other Income and (Deductions), net	1,596	317	1,913	111	2,024

Interest Charges, net	4,699	2,311	7,010	1,088	8,098

Income (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	11,371	9,237	20,608	(962)	19,646
Income Taxes (Benefits)	5,666	3,097	8,763	(384)	8,379
Income (Loss) From Continuing Operations Before Equity Earnings	5,705	6,140	11,845	(578)	11,267
Income (Losses) from Equity Investments	21	-	21	-	21
Income (Loss) From Continuing Operations	5,726	6,140	11,866	(578)	11,288
Discontinued Operations, Net of Tax	-	-	-	(17)	(17)
Net Income (Loss)	$5,726	$6,140	$11,866	$(595)	$11,271

(1) Includes UIL Holdings Corporate and UIL Holdings' non-utility activities and unallocated corporate costs.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(In Thousands)
	Six months ended June 30, 2009
	UI
	Distribution	Transmission	Total UI	Other (1)	Total
Operating Revenues	$359,580	$75,853	$435,433	$441	$435,874
Purchased power	175,539	-	175,539	-	175,539
Operation and maintenance	89,176	13,235	102,411	377	102,788
Transmission wholesale	-	23,789	23,789	-	23,789
Depreciation and amortization	40,724	5,959	46,683	113	46,796
Taxes - other than income taxes	19,791	7,611	27,402	6	27,408
Operating Income (Loss)	34,350	25,259	59,609	(55)	59,554

Other Income and (Deductions), net	3,624	140	3,764	53	3,817

Interest Charges, net	12,076	5,599	17,675	2,118	19,793

Income (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	25,898	19,800	45,698	(2,120)	43,578
Income Taxes (Benefits)	11,070	7,434	18,504	(787)	17,717
Income (Loss) From Continuing Operations Before Equity Earnings	14,828	12,366	27,194	(1,333)	25,861
Income (Losses) from Equity Investments	28	-	28	-	28
Income (Loss) From Continuing Operations	14,856	12,366	27,222	(1,333)	25,889
Discontinued Operations, Net of Tax	-	-	-	(78)	(78)
Net Income (Loss)	$14,856	$12,366	$27,222	$(1,411)	$25,811

	Six months ended June 30, 2008
	UI
	Distribution	Transmission	Total UI	Other (1)	Total
Operating Revenues	$393,801	$56,554	$450,355	$399	$450,754
Purchased power	209,519	-	209,519	-	209,519
Operation and maintenance	93,287	10,940	104,227	687	104,914
Transmission wholesale	-	17,982	17,982	-	17,982
Depreciation and amortization	47,781	2,543	50,324	68	50,392
Taxes - other than income taxes	18,365	5,203	23,568	(7)	23,561
Operating Income (Loss)	24,849	19,886	44,735	(349)	44,386

Other Income and (Deductions), net	2,662	694	3,356	523	3,879

Interest Charges, net	9,835	4,223	14,058	1,957	16,015

Income (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	17,676	16,357	34,033	(1,783)	32,250
Income Taxes (Benefits)	9,402	5,374	14,776	(711)	14,065
Income (Loss) From Continuing Operations Before Equity Earnings	8,274	10,983	19,257	(1,072)	18,185
Income (Losses) from Equity Investments	(253)	-	(253)	-	(253)
Income (Loss) From Continuing Operations	8,021	10,983	19,004	(1,072)	17,932
Discontinued Operations, Net of Tax	-	-	-	(74)	(74)
Net Income (Loss)	$8,021	$10,983	$19,004	$(1,146)	$17,858

	UI (2)
	Distribution	Transmission	Total UI	Other (1) (3)	Total
Total Assets at June 30, 2009	$-	$-	$2,107,817	$17,711	$2,125,528

Total Assets at December 31, 2008	$-	$-	$2,064,889	$18,297	$2,083,186

(1) Includes UIL Holdings Corporate and UIL Holdings' non-utility activities and unallocated corporate costs.
(2) Information for segmenting total assets between Distribution and Transmission is not available. Total UI assets are disclosed in the Total UI column. Net plant in service is segregated by segment and, as of June 30, 2009, was $650.9 million and $445.1 million, respectively, for Distribution and Transmission. As of December 31, 2008, net plant in service was $629.1 million and
$444.3 million, respectively, for Distribution and Transmission.
(3) Includes assets of discontinued operations held for sale.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(N) DISCONTINUED OPERATIONS

UIL Holdings substantially completed its sale of the business of its wholly-owned subsidiary Xcelecom, effective December 31, 2006, and in accordance with the provisions of SFAS No. 144, the results of those Xcelecom businesses have been reported as discontinued operations in the accompanying Consolidated Statement of Income for the three and six month periods ended June 30, 2009 and 2008, respectively, and as discontinued operations held for sale in the Consolidated Balance Sheet as of June 30, 2009 and December 31, 2008.  Certain Xcelecom businesses that did not meet the criteria of SFAS No. 144 are reported in continuing operations, as further described in Note (A), “Statement of Accounting Policies – Discontinued Operations / Assets Held for Sale.”  A summary of the discontinued operations of Xcelecom follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In Thousands)		(In Thousands)

Net operating revenues	$-	$-	$-	$-

Operating loss	$(52)	$(308)	$(129)	$(405)

Income (Loss) before income taxes	$(51)	$(27)	$(129)	$(119)
Income tax benefit (expense)	20	10	51	45
Net income (loss) from discontinued operations	$(31)	$(17)	$(78)	$(74)

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

UIL Holdings is contingently liable to sureties on performance and payment bonds issued by those sureties, relating to construction projects entered into by Xcelecom and its former subsidiaries in the normal course of business.  Surety bonds remain outstanding on certain projects being completed by Xcelecom’s former companies.  As of June 30, 2009, sureties had issued bonds for the account of Xcelecom in the aggregate amount of approximately $25.2 million.  The expected remaining cost to complete for the projects covered by such surety bonds was approximately $0.1 million as of June 30, 2009.  Sureties have never been required to make payments on Xcelecom’s behalf under the bonds, and UIL Holdings believes that the buyers of Xcelecom’s former companies have every incentive to continue to perform their obligations on the construction projects and have adequate management and other resources to do so.  Accordingly, UIL Holdings concluded that it need not record a liability in connection with these obligations in its Consolidated Balance Sheet as of June 30, 2009.

Xcelecom recognizes certain significant claims for recovery of incurred costs when (1) it is probable that the claim will result in additional contract revenue, (2) when the amount of the claim can be reliably estimated, and (3) when it is determined that there is legal basis for the claim.  UIL Holdings has the right to certain claims related to the sales of the Xcelecom businesses that are not included in the accompanying statement of financial position as of June 30, 2009.

The buyer of the former Xcelecom companies comprising its systems integration business signed a promissory note payable to Xcelecom or UIL Holdings in connection with the sale of that business, which totals $1.5 million as of June 30, 2009.  In June 2009, UIL Holdings was notified that the buyer was in default on its senior third party credit line, which prohibits it from making any subordinated debt payments, including payments under the promissory note.  UIL Holdings expects to execute a replacement note with the buyer in August 2009 which calls for principal payments beginning in July 2010 with full payment in September 2011.  The buyer is paying interest on a monthly basis.

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

The United Illuminating Company

UI is an electric transmission and distribution utility whose structure and operations are significantly affected by legislation and regulation.  UI’s rates and authorized return on equity are regulated by the Federal Energy Regulation Commission (FERC) and the DPUC.  Legislation and regulatory decisions implementing legislation establish a framework for UI’s operations.  Other factors affecting UI’s financial results are operational matters, such as the ability to control expenses, manage uncollectibles and capital expenditures, in addition to sales volume and major weather disturbances.  Sales volume is not expected to have an impact on distribution earnings during the two-year decoupling pilot established in the 2008 Rate Case final decision.  The extent to which sales volume will have an impact on UI’s financial results beyond the two-year decoupling trial period will depend upon the nature and extent of decoupling implemented by the DPUC after the expiration of the pilot period. UI expects to continue to make capital investments in its distribution and transmission infrastructure.

Generation

GenConn is a 50-50 joint venture of UI and NRG.  In 2008, the DPUC selected two projects proposed by GenConn to help address Connecticut’s growing need for more power generation during the heaviest load periods.

Two peaking generation projects, each with a nominal capacity of 200 megawatt (MW), are to be built at NRG’s existing Connecticut plants in Devon and Middletown.  The Devon peaking plant, which is scheduled to be in commercial operation by June 1, 2010, and the Middletown plant, which is scheduled to be in commercial operation by June 1, 2011, will be owned by GenConn.  GenConn recovers its costs under a contract for differences (CfD) agreement which is cost of service based.  GenConn has signed CfDs for both projects with CL&P.  The cost of the contracts will be paid by customers and will be subject to a cost-sharing agreement whereby 20% of the cost is borne by UI customers and 80% by CL&P customers.

As a result of changed market conditions and updated cost information, GenConn estimates that project costs, including financing costs, may increase over the proposal it had originally submitted to the DPUC.  The increase is driven primarily by increased financing costs and the cost to build interconnection facilities at the Middletown site.  The DPUC has ruled that reasonable financing costs and interconnection costs will be treated as pass-through costs, which GenConn expects to recover in DPUC-approved future revenues.  Once approved, GenConn revenue requirements will come from the ISO New England Markets in which GenConn participates.  The CfD will provide for a true-up of DPUC approved revenue requirements to any over or under collections from the ISO markets.

On April 27, 2009, UI closed on a bank financing in the amount of $121.5 million with a syndicate of banks (the “Equity Bridge Loan” or “EBL”), the proceeds of which will be used by UI during GenConn’s construction to fund its commitments as a 50% owner of GenConn.  UI expects that GenConn will direct approximately $57 million of such amount to GenConn Devon LLC (GenConn Devon) and approximately $64.5 million to GenConn Middletown LLC (GenConn Middletown), each of which is a wholly owned subsidiary of GenConn, for use in the construction of peaking generation facilities by those entities.  UI will draw on this facility as needed to fund its commitments to GenConn as construction progresses.  UI does not have any further funding commitments to GenConn at this time and does not guarantee any of GenConn’s obligations.  Borrowings under this facility as of June 30, 2009 were $69.3 million.

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

The EBL must be repaid upon the earlier of its maturity date or the attainment of commercial operation, which is expected to be June 2010 for the GenConn Devon and June 2011 for GenConn Middletown.  The initial maturity date of the loan is April 27, 2010, and may be extended to June 1, 2011, so long as that on the date of extension project construction is continuing and the Project Financing is not due and payable.  UI expects to replace the EBL with funds raised through longer term debt of UI.

As a result of GenConn obtaining the Project Financing, UIL Holdings’ obligations under guarantee agreements it had made with an affiliate of General Electric Company (GE) in connection with the purchase of GE turbines by GenConn Devon and GenConn Middletown were terminated.

Contracts for Differences

In accordance with SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), UIL Holdings applies fair value measurements to certain assets and liabilities, a portion of which fall into Level 3 of the fair value hierarchy defined by SFAS No. 157 as pricing inputs that include significant inputs that are generally less observable from objective sources.  As of June 30, 2009, the assets and liabilities that are accounted for at fair value on a recurring basis as Level 3 instruments are contracts for differences, which represent 65.2% of the total amount of assets, and 100% of the total amount of liabilities, respectively, accounted for at fair value on a recurring basis.  The determination of fair value of the contracts for differences is based on a probability-based expected cash flow analysis that is discounted at risk-free interest rates and an adjustment for non-performance risk using credit default swap rates.  Certain management assumptions were required, including development of pricing that extended over the term of the contracts.  In addition, UIL performs an assessment of risks related to obtaining regulatory, legal and siting approvals, as well as obtaining financing resources and ultimately attaining commercial operation.   The DPUC has determined that costs associated with these contracts for differences are fully recoverable.  As a result, there is no impact to net income as any unrealized gains/(losses) are offset by the establishment of regulatory assets/(liabilities) that have been recognized for the purpose of such recovery.

Legislation & Regulation

2008 Rate Case

On February 4, 2009, the DPUC issued its final decision regarding UI’s application requesting an increase in distribution rates (the “2009 Decision”), the results of which included a $6.13 million increase in revenue requirements for 2009, compared to 2008.  Because a larger, previously approved increase in revenue requirements for 2009 had gone into effect January 1, 2009, UI returned approximately $0.97 million to ratepayers through a one-time adjustment in April 2009.  The 2009 Decision provides for an allowed distribution return on equity of 8.75%, a decrease from the previously approved 9.75%, and a capital structure of 50% equity and 50% debt compared to the previously approved 48% equity and 52% debt.  The 2009 Decision continues the prior earnings sharing mechanism structure, applying to the new 8.75% allowed return, whereby 50% of the earnings over the allowed twelve month level is returned to customers and 50% is retained by UI.  The 2009 Decision provides for recovery of updated pension and postretirement expense for 2010, based upon a December 31, 2009 valuation.  The 2009 Decision also provides for an additional increase in distribution revenue requirements of $19.14 million for 2010.

The 2009 Decision also provides for the establishment of a regulatory asset to address the portion of the actual increase in pension and postretirement expense for 2009 and 2010 that is not included in rates; a provision for decoupling of distribution revenues from sales; and a partial reconciliation for the as-issued cost of new debt.

On February 18, 2009, UI filed a request for reconsideration with the DPUC regarding clarification on various technical issues related to the debt cost tracker, the full decoupling provision and other matters.  The DPUC reopened the proceeding to consider UI’s request and on June 3, 2009, issued a final decision that corrected certain technical issues, clarified other issues raised by UI and increased UI's revenue requirements by $0.7 million in 2009 and an incremental $0.3 million in 2010.

On March 13, 2009, UI requested a further reopening of the rate case decision to address the decision’s allowed distribution return on equity of 8.75%.  On May 18, 2009, UI withdrew this request.

2009 Rates

In December 2008, the DPUC issued a letter ruling to address changes to all of UI’s rate components effective as of January 1, 2009.  The letter ruling approved requested changes to UI’s distribution charges as well as changes to UI’s transmission, Systems Benefits Charge (SBC), and Non-Bypassable Federally Mandated Congestion Charges (NBFMCC).  The letter ruling also approved Generation Services Charge (GSC) rates for 2009, and last resort service GSC rates for the January 1, 2009 through March 31, 2009 time period.

On February 20, 2009, UI received a letter ruling from the DPUC approving last resort service GSC rates for the April 1, 2009 through June 30, 2009 time period.  On June 26, 2009, UI received a letter ruling approving last resort service GSC rates for the July 1, 2009 through September 30, 2009 time period.

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

UI has wholesale power supply agreements in place for the supply of all of UI’s standard service customers for all of 2009, 90% for 2010 and 50% for 2011.  Supplier of last resort service is procured on a quarterly basis.  UI determined that its contracts for standard service and supplier of last resort service are derivatives under SFAS No. 133 and elected the “normal purchase, normal sale” exception under SFAS No. 133.  UI regularly assesses the accounting treatment for its power supply contracts.

As a result of an April 2008 DPUC decision, UI is permitted to seek long-term contracts for up to 20% of standard service requirements.  UI is in the process of exploring long-term contract options, the goal of which is to obtain long-term energy supply contracts and CT Class I Renewable Energy Certificates for UI’s standard service customers that will result in economic benefit to ratepayers, both in terms of risk mitigation and long-run cost reduction.  Negotiations with potential suppliers are on-going, but no agreements have been executed.

Competitive Transition Assessment (CTA)

UI’s CTA collection recovers costs that have been reasonably incurred, or will be incurred, to meet its public service obligations and that will likely not otherwise be recoverable in a competitive market.  These “stranded costs” include above-market long-term purchased power contract obligations, regulatory asset recovery and above-market investments in power plants.  A significant amount of UI’s earnings is generated by the authorized return on the equity portion of unamortized stranded costs in the CTA rate base.  UI’s after-tax earnings attributable to CTA for the six month periods ended June 30, 2009 and 2008 were $3.8 million and $4.7 million, respectively. A significant portion of UI’s cash flow from operations is also generated from those earnings and from the recovery of the CTA rate base.  Cash flow from operations related to CTA amounted to $19.1 million and $19.2 million, respectively, for the six month periods ended June 30, 2009 and 2008.  The CTA rate base has declined from year to year for a number of reasons, including:  amortization of stranded costs, the sale of UI’s nuclear units, and adjustments made through the annual DPUC review process.  The original rate base component of stranded costs, as of January 1, 2000, was $433 million.  It has since declined to $170.6 million at June 30, 2009.  In the future, UI’s CTA earnings will decrease while, based on UI’s current projections, cash flow will remain fairly constant until stranded costs are fully amortized.  Total CTA cost recovery is currently projected to be completed in 2015, with stranded cost amortizations expected to end in 2013.  The date by which stranded costs are fully amortized depends primarily upon the DPUC’s future decisions, which could affect future rates of stranded cost amortization.

Transmission Return on Equity (ROE)

UI’s transmission and wholesale sales of electricity are regulated by the Federal Energy Regulatory Commission (FERC).  The FERC also establishes allowable ROEs for various types of transmission assets.

Based on a March 2008 FERC Rehearing Order, the ROE applicable to UI’s transmission business, is as follows:

	Existing Transmission		New Transmission
	PTF	Non-PTF	PTF (1)	Non-PTF
2/1/05 to 10/30/06	10.90%	10.40%	11.90%	10.40%
10/31/06 to 12/31/08	11.64%	11.14%	12.64%	11.14%

(1) ROE available for new Pool Transmission Facilities (PTF) identified by Independent System Operator – New England (ISO-NE) in its Regional System Plan for assets that were complete and on line prior to December 31, 2008.  For projects placed in service after December 31, 2008, incentives may be available on a project specific basis

In May 2008, several public entities, including the DPUC, filed a petition with the United States Court of Appeals for the District of Columbia Circuit (U.S. Court of Appeals) seeking judicial review of the Rehearing Order.  In particular, the petitioners seek review of FERC’s approval of a 100 basis point ROE adder for new transmission investment, FERC’s approval of the updated going forward ROE in general and FERC’s reliance on U. S. Treasury bond yields as a basis for the going forward adjustment.  Briefing in the judicial review proceeding is on-going.  UI is unable to predict the outcome of these proceedings at this time.

UI’s overall transmission ROE will be determined by the mix of UI’s transmission rate base between new and existing transmission assets, and whether such assets are PTF or non-PTF.  UI’s transmission assets are primarily PTF.  For 2009, UI estimates an overall allowed weighted-average ROE range for its transmission business of 12.30% to 12.50%.

Middletown/Norwalk Transmission Project

In December 2008, the 345-kV transmission line from Middletown, Connecticut, to Norwalk, Connecticut (the Project) was completed and the transmission assets were placed in service.

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

LIQUIDITY AND CAPITAL RESOURCES

UIL Holdings generates its capital resources primarily through operating and financing activities.  At June 30, 2009, UIL Holdings had $12.3 million of unrestricted cash and temporary cash investments.  This represents an increase of $4.6 million from the corresponding balance at December 31, 2008.  The components of this increase, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

(In Millions)

Unrestricted cash and temporary cash investments, December 31, 2008	$7.7

Net cash provided by operating activities	74.2

Net cash provided by (used in) investing activities:
Related party note receivable	(33.7)
Cash invested in plant - including AFUDC debt	(58.9)
Restricted cash (1)	2.8
Other	0.1
(89.8)

Net cash provided by (used in) financing activities:
Issuances of common stock	92.0
Issuances/payments of long-term debt, net	90.0
Payments on short-term notes payable, net	(139.0)
Dividend payments	(21.8)
Other financing activities	(0.9)
20.2

Net change in cash	4.6

Unrestricted cash and temporary cash investments, June 30, 2009	$12.3

(1) As of June 30, 2009, UIL Holdings had $8.3 million in restricted cash which primarily relates to certain retention amounts concerning the Middletown/Norwalk Transmission Project which have been withheld by UI and will remain in place until the completion of the project and verification of fulfillment of contractor obligations.

The unrestricted cash position of UIL Holdings increased by $4.6 million from December 31, 2008 to June 30, 2009, as cash provided by operating and financing activities exceeded cash used in investing activities.  Cash used in investing activities during the second quarter of 2009 consisted primarily of capital expenditures of $58.9 million for distribution and transmission infrastructure as well as an additional $33.7 million in funds loaned to GenConn.  Cash provided by financing activities during the second quarter of 2009 included $92.0 million from issuances of common stock, $90.0 million from net issuances of long-term debt, partially offset by net payments on short-term notes payable of $139.0 million and the quarterly dividend payments on UIL Holdings’ common stock totaling $21.8 million.

UIL Holdings accesses capital through both long-term and short-term financing arrangements.  Total current and long-term debt outstanding as of June 30, 2009 was $694.3 million, as compared to $604.3 million at year-end December 31, 2008.  In December 2009, $51 million of UI’s senior notes will mature and the current plan is to refinance the notes.

UIL Holdings and UI have a revolving credit agreement with a group of banks that extends to December 22, 2011.  The borrowing limit under the facility for UI is $175 million, with $50 million of the limit available for UIL Holdings.  The facility permits borrowings at fluctuating interest rates determined by reference to Citibank’s New York base rate and the Federal Funds Rate (as defined in the facility), and also permits borrowings for fixed periods up to six months as specified by UI and UIL Holdings at fixed interest rates determined by the Eurodollar interbank market in London (LIBOR).  The facility also permits the issuance of letters of credit up to $50 million.  UI had $9 million outstanding under the facility and UIL Holdings had a standby letter of credit outstanding in the amount of $1 million as of June 30, 2009.   The UIL Holdings standby letter of credit reduces the amount of credit available for UI.  Available credit, under this facility, at June 30, 2009 for UI was $165 million, of which $49 million is available for UIL Holdings.

In November 2008, UI entered into a revolving credit agreement (the “Agreement”) with Union Bank, N.A., formerly Union Bank of California, N.A., with a borrowing limit of $25 million.  UI terminated the agreement on April 27, 2009.

During late 2008, conditions in the capital markets resulted in reductions in asset values of funded pension and postretirement plans.  Although asset values recovered somewhat in the second quarter of 2009, these reductions, if not offset by additional gains in future years, will result in higher pension and postretirement expenses in future years along with additional cash contributions.  UI currently expects to make the minimum required pension contribution, as required by ERISA, of approximately $6 million for the 2009 plan year, subject to current proposals that are pending before the United States Congress.  As of June 30, 2009, the fair market value of these assets, excluding the impact of benefit payments and plan expenses, increased approximately $6.4 million since December 31, 2008.

All capital requirements that exceed available cash will be funded through external financings.  Although there is no commitment to provide such financing from any source of funds, other than the short-term credit facility discussed above, future external financing needs are expected to be satisfied by the issuance of additional short-term and long-term debt and equity.  In addition to debt financing, in May 2009, UIL Holdings accessed the external equity markets to raise capital.  A public offering of 4,600,000 shares of common stock at $21.00 per share resulted in net proceeds of $91.4 million, after expenses and underwriting discounts.  The continued availability of these methods of financing will be dependent on many factors, including conditions in the securities markets, economic conditions, and UIL Holdings’ future income and cash flow.  See Part I, Item 1, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements – Note (B), Capitalization and Note (D), Short-Term Credit Arrangements” of this Form 10-Q for a discussion of UIL Holdings’ financing arrangements.

GenConn has approval from the DPUC to build 200 MW of nominal capacity at NRG’s existing plant in Devon, CT (the “Devon Project”) and 200 MW of nominal capacity at NRG’s existing plant in Middletown, CT (the “Middletown Project”).  GenConn expects to finance 50% of its capital requirements with the proceeds of the Project Financing it obtained on April 27, 2009.  UI and NRG will each make an equity investment in GenConn on a 50%/50% basis to meet the remaining 50% of GenConn’s capital requirements.  Such equity investments are expected to occur within the first six months of 2010 in the amount of approximately $57 million for the Devon Project and within the first six months of 2011 in the amount of approximately $64.5 million for the Middletown Project.  UI expects to use the proceeds of the EBL it obtained on April 27, 2009 for its portion of those requirements and to replace the EBL with funds raised through longer term debt of UI.  See Part I, Item 1, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements – Note (B), Capitalization for further discussion of the EBL.

Financial Covenants

UIL Holdings and its operating subsidiary, UI, are required to comply with certain covenants in connection with their respective loan agreements.  The covenants are normal and customary in bank and loan agreements, and UIL Holdings and UI are both in compliance with such covenants at June 30, 2009.

2009 Capital Resource Projections

During the first quarter of 2009, UIL Holdings had elected to significantly reduce its planned capital spending for 2009 in response to conditions in the capital markets.  The 2009 capital expenditure projections of $140-$155 million previously disclosed in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2008, had been reduced to $75 - $90 million and  have now been partially restored.  As a result, UIL Holdings’ estimated capital expenditures for 2009 are $123.9 million as shown below:

(In Millions)

Distribution	$94.5

Transmission	29.4

Total Projected UI Capital Expenditures	$123.9

Contractual and Contingent Obligations

There have been no material changes in UIL Holdings’ 2009 contractual and contingent obligations from those reported in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

CRITICAL ACCOUNTING POLICIES

UIL Holdings’ Consolidated Financial Statements are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty.  UIL Holdings believes that investors need to be aware of these policies and how they impact UIL Holdings’ financial reporting to gain a more complete understanding of UIL Holdings’ Consolidated Financial Statements as a whole, as well as management’s related discussion and analysis presented herein.  While UIL Holdings believes that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts.  The accounting policies and related risks described in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2008 are those that depend most heavily on these judgments and estimates.  At June 30, 2009, there have been no material changes to any of the Critical Accounting Policies described therein.

OFF-BALANCE SHEET ARRANGEMENTS

UIL Holdings and its subsidiaries occasionally enter into guarantee contracts in the ordinary course of business.  At the time a guarantee is provided, an analysis is performed to assess the expected financial impact, if any, based on the likelihood of certain events occurring that would require UIL Holdings to perform under such guarantee.

Subsequent analysis is performed on a periodic basis to assess the impact of any changes in events or circumstances.  If such an analysis results in an amount that is inconsequential, no liability is recorded on the balance sheet related to the guarantee.  As of June 30, 2009, UIL Holdings had certain guarantee contracts outstanding for which no liability has been recorded in the Consolidated Financial Statements.  See Part I, Item 1, “Financial Statements – Notes to Consolidated Financial Statements – Note (J), Commitments and Contingencies,” of this Form 10-Q for further discussion of such guarantees.

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

RESULTS OF OPERATIONS

Use of Non-GAAP Measures

Within the “Results of Operations” section of this Quarterly Report on Form 10-Q, tabular presentations showing a comparison of UIL Holdings’ net income and earnings per share (EPS) for the three and six month periods ended June 30, 2009 and 2008 are provided.  UIL Holdings believes this information is useful in understanding the fluctuations in earnings per share between the current and prior year periods.  The amounts presented show the earnings per share from continuing operations for each of UIL Holdings’ lines of business, calculated by dividing the income from continuing operations of each line of business by the average number of shares of UIL Holdings’ common stock outstanding for the periods presented.  The earnings per share tables presented in “The United Illuminating Company Results of Operations” and “Non-Utility Results of Operations” for all periods presented are calculated on the same basis and reconcile to the amounts presented in the table under the heading “UIL Holdings Corporation Results of Operations.”  The total earnings per share from continuing operations and discontinued operations in the table presented under the heading “UIL Holdings Corporation Results of Operations” are presented on a GAAP basis.

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

Second Quarter 2009 vs. Second Quarter 2008

UIL Holdings Corporation Results of Operations: Second Quarter 2009 vs. Second Quarter 2008

UIL Holdings’ total earnings were $13.8 million, or $0.51 per share, an increase of $2.5 million, or $0.06 per share, compared to the second quarter of 2008.  These results include immaterial losses from discontinued operations in the second quarter of both years.  The dilutive effect of the May 2009 issuance of an additional 4,600,000 shares of common stock on the second quarter of 2009 was $0.04 per share.

The table below presents a comparison of UIL Holdings’ net income and EPS for the second quarter of 2009 and the second quarter of 2008.

	Quarter Ended	Quarter Ended	2009 More (Less) than 2008
	June 30, 2009	June 30, 2008	Amount	Percent

Net Income (Loss) (In Millions except percent and per share amounts)

UI	$14.3	$11.9	$2.4	20%
Non-Utility	(0.5)	(0.6)	0.1	17%
Total Income from Continuing Operations	13.8	11.3	2.5	22%

Discontinued Operations	-	-	-	N/A
Total Net Income	$13.8	$11.3	$2.5	22%

EPS
UI	$0.53	$0.48	$0.05	10%
Non-Utility	(0.02)	(0.03)	0.01	33%
Total EPS from Continuing Operations - Basic	0.51	0.45	0.06	13%
Discontinued Operations	-	-	-	N/A
Total EPS - Basic	$0.51	$0.45	$0.06	13%

Total EPS - Diluted (Note 1)	$0.51	$0.44	$0.07	16%

Note 1: Reflecting the effect of dilutive stock options, performance shares and restricted stock.

The United Illuminating Company Results of Operations:  Second Quarter of 2009 vs. Second Quarter of 2008

	Quarter Ended	Quarter Ended	2009 More (Less) than 2008
	June 30, 2009	June 30, 2008	Amount	Percent
EPS
Total UI - basic	$0.53	$0.48	$0.05	10%

Total UI - diluted (Note 1)	$0.53	$0.47	$0.06	13%

Retail Sales*	$1,257	$1,349	$(92)	(7	) %
Weather Impact* (Note 2)	50	(17)	67	5%
Retail Sales – Normalized*	$1,307	$1,332	$(25)	(2	) %

* Millions of kilowatt-hours
Note 1:  Reflecting the effect of dilutive stock options, performance shares and restricted stock.
Note 2:  Percentage change reflects impact to total retail sales.

Some of the favorable earnings variances in the second quarter of 2009 compared to the second quarter of 2008 resulted from UI’s distribution rate case final decision in February 2009.  The decoupling adjustment reflects an accrual to true up actual revenues to DPUC allowed revenues in accordance with the decoupling mechanism as approved in the final decision.  The relatively mild weather for the year to date contributed to a reduction of kWh usage below amounts assumed in rates.  As a result, the decoupling adjustment provided $1.6 million of net income in the second quarter of 2009.  The final decision also authorized the allocation of a portion of the uncollectible expense to GSC which contributed to a benefit of $1.0 million in the second quarter of 2009 to distribution earnings.  In addition, the decision provides for recovery of the increase in pension and postretirement expense for 2009 either in rates or as a regulatory asset for future recovery.  Finally, the allocation of customer service expense to transmission in accordance with a May 2008 Federal Energy Regulatory Commission order was favorable to distribution earnings by $0.4 million in the second quarter of 2009.

The table below provides the full distribution net income variances for the second quarter of 2009 compared to the second quarter of 2008.

Net Income: Favorable/(Unfavorable) ($M) Revenue	Quarter Ended June 30, '09 vs. '08
Decoupling adjustment	$1.6
Regulatory true up items	1.7
Distribution rates & pricing	0.5
Other	0.7
Sales volume	(2.3)

O&M Expense
Customer service - allocated	0.4
Uncollectibles	1.0
Outside services and other expense	1.3
Pension & postretirement	(2.6)

Other	0.1

Distribution Business Net Income variance	$2.4

The transmission business earnings continued to experience underlying growth in the second quarter of 2009 from higher rate base with approximately the same allowed return and equity capitalization compared to the second quarter of 2008.  As previously reported, UI completed the Middletown-to-Norwalk transmission project, which went into service ahead of schedule, in December 2008.

Overall, UI’s operating revenue decreased by $15.7 million, from $215.9 million in the second quarter of 2008 to $200.2 million in the second quarter of 2009.  Retail revenue decreased $11.8 million due mainly to unfavorable sales volume and the impact of customers switching to alternate suppliers to supply the generation portion of their customer bill.  Wholesale revenue decreased by $12.4 million primarily due to the termination of the Bridgeport RESCO generating plant contract.  Other revenues increased $8.3 million, largely due to the distribution revenue decoupling adjustment approved in the first quarter of 2009 and higher transmission revenue.

Purchased power expense decreased by $20.0 million, from $92.0 million in the second quarter of 2008 to $72.0 million in the second quarter of 2009.  Retail fuel expense decreased by $11.5 million in the second quarter of 2009, primarily due to the impact of customers switching to alternate suppliers to supply the generation portion of their customer bill, partially offset by higher costs to procure power.  UI receives electricity to satisfy its standard service and supplier of last resort requirements through fixed-price purchased power agreements.  These costs are recovered through the GSC and Bypassable Federally Mandated Congestion Charges (BFMCC) portion of UI’s unbundled retail customer rates.  UI’s wholesale energy expense in the second quarter of 2009 decreased by $8.5 million, primarily due to the termination of the Bridgeport RESCO generating plant contract.

UI’s operation and maintenance (O&M) expenses decreased by $2.1 million, from $52.4 million in the second quarter of 2008 to $50.3 million in the second quarter of 2009.  The decrease was primarily attributable to lower uncollectible accounts of $1.7 million, a decrease in outside services and other expense of $2.3 million, and an increase in the amount of overhead costs related to capital projects of $1.3 million resulting in a decrease in overhead costs related to O&M projects, partially offset by an increase in pension and postretirement expense of $4.3 million.

UI’s transmission wholesale expenses increased by $1.9 million, from $9.4 million in the second quarter of 2008 to $11.3 million in the second quarter of 2009.  The increase was primarily attributable to higher regional transmission expenses of which UI pays a portion based upon its relative load.

UI’s depreciation and amortization decreased by $2.4 million, from $25.2 million in the second quarter of 2008 to $22.8 million in the second quarter of 2009, consisting of a $5.1 million decrease due to the termination of the Bridgeport RESCO generating plant contract which was recovered through the CTA, partially offset by increased distribution and transmission plant and equipment depreciation.

UI’s taxes other than income taxes increased $1.6 million, from $11.3 million in the second quarter of 2008 to $12.9 million in the second quarter of 2009.  The increase was primarily attributable to increases in property taxes due to increases in plant and equipment.

UI’s interest expense increased by $2.4 million, from $7.0 million in the second quarter of 2008 to $9.4 million in the second quarter of 2009.  The increase was mainly attributable to increased long-term and short-term borrowings.

Non-Utility Results of Operations:  Second Quarter 2009 vs. Second Quarter 2008

	Quarter Ended	Quarter Ended	2009 More (Less) than 2008
	June 30, 2009	June 30, 2008	Amount	Percent
EPS
UCI	$-	$-	$-	N/A
UIL Corporate (Note 1)	(0.02)	(0.03)	0.01	33%
Total Non-Utility EPS from Continuing Operations	(0.02)	(0.03)	0.01	33%
Discontinued Operations	-	-	-	N/A
Total Non-Utility EPS – Basic	$(0.02)	$(0.03)	$0.01	33%

Total Non-Utility EPS – Diluted (Note 2)	$(0.02)	$(0.03)	$0.01	33%

Note 1:	Includes interest charges and strategic and administrative costs of the non-utility holding company.
Note 2:	Reflecting the effect of dilutive stock options, performance shares and restricted stock.

The non-utility operations reported a loss of $0.5 million from continuing operations in the second quarter of 2009 compared to a loss of $0.6 million in the second quarter of 2008.  The following is a detailed explanation of the quarterly variances for each of UIL Holdings’ non-utility businesses.

Non-Utility Businesses

Minority Interest Investments

United Capital Investments, Inc. (UCI)

UCI earned a minimal amount in the second quarters of both 2009 and 2008.

UIL Corporate

UIL Holdings retains certain costs at the holding company, or “corporate” level which are not allocated to the various non-utility subsidiaries as well as the results of the former Xcelecom entities which were not divested.  UIL Corporate incurred net after-tax costs of $0.5 million, or $0.02 per share, in the second quarter of 2009 compared to net after-tax costs of $0.6 million, or $0.03 per share, in the second quarter of 2008.

Discontinued Operations

Xcelecom, Inc.

The divested Xcelecom businesses incurred net after-tax costs of an immaterial amount in the second quarters of both 2009 and 2008.

UIL Holdings Corporation Results of Operations: First Six Months 2009 vs. First Six Months 2008

UIL Holdings’ total earnings were $25.8 million, or $0.99 per share, an increase of $8.0 million or $0.28 per share, compared to the first six months of 2008.  These results included immaterial losses from discontinued operations for the first six months of both years.  The dilutive effect of the May 2009 issuance of an additional 4,600,000 shares of common stock on the first six months of 2009 was $0.03 per share.

The table below presents a comparison of UIL Holdings’ net income and EPS for the first six months of 2009 and the first six months of 2008.

	Six Months Ended	Six Months Ended	2009 More (Less) than 2008
	June 30, 2009	June 30, 2008	Amount	Percent

Net Income (Loss) (In Millions except percent and per share amounts)

UI	$27.2	$19.0	$8.2	43%
Non-Utility	(1.3)	(1.1)	(0.2)	(18	) %
Total Income from Continuing Operations	25.9	17.9	8.0	45%

Discontinued Operations	(0.1)	(0.1)	-	N/A
Total Net Income	$25.8	$17.8	$8.0	45%

EPS
UI	$1.04	$0.75	$0.29	39%
Non-Utility	(0.05)	(0.04)	(0.01)	(25	) %
Total EPS from Continuing Operations - Basic	0.99	0.71	0.28	39%
Discontinued Operations	-	-	-	N/A
Total EPS - Basic	$0.99	$0.71	$0.28	39%

Total EPS - Diluted (Note 1)	$0.98	$0.70	$0.28	40%
Note 1: Reflecting the effect of dilutive stock options, performance shares and restricted stock.

The United Illuminating Company Results of Operations:  First Six Months 2009 vs. First Six Months 2008

	Six Months Ended	Six Months Ended	2009 More (Less) than 2008
	June 30, 2009	June 30, 2008	Amount	Percent
EPS
Total UI - basic	$1.04	$0.75	$0.29	39%

Total UI - diluted (Note 1)	$1.03	$0.74	$0.29	39%

Retail Sales*	$2,649	$2,770	$(121)	(4	) %
Weather Impact* (Note 2)	35	(6)	41	1%
Retail Sales – Normalized*	$2,684	$2,764	$(80)	(3	) %
* Millions of kilowatt-hours
Note 1:  Reflecting the effect of dilutive stock options, performance shares and restricted stock.
Note 2:  Percentage change reflects impact to total retail sales.

Some of the favorable earnings variances in the first six months of 2009 compared to the first six months of 2008 resulted from UI’s distribution rate case final decision in February 2009.  The decoupling adjustment reflects an accrual to true up actual revenues to DPUC allowed revenues in accordance with the decoupling mechanism as approved in the final decision.  The relatively mild weather for the year to date contributed to a reduction of kWh usage below amounts assumed in rates.  As a result, the decoupling adjustment provided $2.4 million of net income in the first six months of 2009.  The final decision also authorized the allocation of a portion of the uncollectible expense to GSC which contributed to a benefit of $2.0 million for the first six months of 2009 to distribution earnings.  In addition, the decision provides for recovery of the increase in pension and postretirement expense for 2009 either in rates or as a regulatory asset for future recovery.  Finally, the allocation of customer service expense to transmission in accordance with a May 2008 Federal Energy Regulatory Commission order was favorable to distribution earnings by $1.7 million for the first six months of 2009.

The table below provides the full distribution net income variances for the first six months of 2009 compared to the first six months of 2008.

Net Income: Favorable/(Unfavorable) ($M) Revenue	Six Months Ended June 30, '09 vs. '08
Decoupling adjustment	$2.4
Regulatory true up items	2.2
Distribution rates & pricing	2.9
Other	0.5
Sales volume	(2.9)

O&M Expense
Customer service - allocated	1.7
Uncollectibles	2.0
Outside services and other expense	2.4
Pension & postretirement	(3.9)

Other	(0.4)

Distribution Business Net Income variance	$6.9

The transmission business earnings continued to experience underlying growth in the first six months of 2009 from higher rate base with approximately the same allowed return and equity capitalization compared to the first six months of 2008.  As previously reported, UI completed the Middletown-to-Norwalk transmission project, which went into service ahead of schedule, in December 2008.

Overall, UI’s operating revenue decreased by $14.7 million, from $450.4 million for the first six months of 2008 to $435.4 million for the first six months of 2009.  Retail revenue decreased $4.5 million due mainly to unfavorable sales volume and the impact of customers switching to alternate suppliers to supply the generation portion of their customer bill, partially offset by increases in UI’s distribution rates.  Wholesale revenue decreased by $12.4 million primarily due to the termination of the Bridgeport RESCO generating plant contract.  Other revenues increased $12.0 million, largely due to the distribution revenue decoupling adjustment approved in the first quarter  of 2009 and higher transmission revenue, partially offset by the net activity of the GSC “working capital allowance” due to timing differences.

Purchased power expense decreased by $34.0 million, from $209.5 million for the first six months of 2008 to $175.5 million in the first six months of 2009.  Retail fuel expense decreased by $19.7 million during the first six months of 2009, primarily due to the impact of customers switching to alternate suppliers to supply the generation portion of their customer bill, partially offset by higher costs to procure power.  UI receives electricity to satisfy its standard service and supplier of last resort requirements through fixed-price purchased power agreements.  These costs are recovered through the GSC and BFMCC portion of UI’s unbundled retail customer rates.  UI’s wholesale energy expense for the first six months of 2009 decreased by $14.3 million, primarily due to the termination of the Bridgeport RESCO generating plant contract.

UI’s O&M expenses decreased by $1.8 million, from $104.2 million in first six months of 2008, to $102.4 million in the first six months of 2009.  The decrease was primarily attributable to lower uncollectible accounts of $3.3 million, a decrease in outside services and other expense of $2.5 million, an increase in the amount of overhead costs million related to capital projects of $1.0 resulting in a decrease in overhead costs related to O&M projects , and a decrease in salaries expense of $0.9 million, partially offset by an increase in pension and postretirement expense of $6.5 million.

UI’s transmission wholesale expenses increased by $5.8 million, from $18.0 million in the first six months of 2008 to $23.8 million in the first six months of 2009.  The increase was primarily attributable to higher regional transmission expenses of which UI pays a portion based upon its relative load.

UI’s depreciation and amortization decreased by $3.6 million, from $50.3 million for the first six months of 2008 to $46.7 million in the second quarter of 2009, consisting of a $10.3 million decrease due to the termination of the Bridgeport RESCO generating plant contract which was recovered through the CTA, partially offset by increased distribution and transmission plant and equipment depreciation and CTA amortization.

UI’s taxes other than income taxes increased $3.8 million, from $23.6 million in the first six months of 2008 to $27.4 million in the first six months of 2009.  The increase was primarily attributable to increases in property taxes due to increases in plant and equipment, as well as gross earnings tax, the latter of which is due to increased transmission revenues.

UI’s interest expense increased by $3.6 million, from $14.1 million in the first six months of 2008 to $17.7 million in the first six months of 2009.  The increase was mainly attributable to increased long-term and short-term borrowings.

Non-Utility Results of Operations:  First Six Months 2009 vs. First Six Months 2008

	Six Months Ended	Six Months Ended	2009 More (Less) than 2008
	June 30, 2009	June 30, 2008	Amount	Percent
EPS
UCI	$-	$-	$-	N/A
UIL Corporate (Note A)	(0.05)	(0.04)	(0.01)	(25	) %
Total Non-Utility EPS from Continuing Operations	(0.05)	(0.04)	(0.01)	(25	) %
Discontinued Operations	-	-	-	N/A
Total Non-Utility EPS – Basic	$(0.05)	$(0.04)	$(0.01)	(25	) %

Total Non-Utility EPS – Diluted (Note B)	$(0.05)	$(0.04)	$(0.01)	(25	) %

Note A:	Includes interest charges and strategic and administrative costs of the non-utility holding company.
Note B:	Reflecting the effect of dilutive stock options, performance shares and restricted stock.

The non-utility operations reported a loss of $1.3 million from continuing operations in the first six months of 2009, compared to a loss of $1.1 million in the first six months of 2008.  The following is an explanation of the quarterly variances for UIL Holdings’ non-utility operations.

Non-Utility Businesses

United Capital Investments, Inc. (UCI)

UCI earned a minimal amount in the first six months of both 2009 and 2008.

UIL Corporate

UIL Holdings retains certain costs at the holding company, or “corporate” level which are not allocated to the various non-utility subsidiaries as well as the results of the former Xcelecom entities which were not divested.  UIL Corporate incurred net after-tax costs of $1.3 million, or $0.05 per share, in the first six months of 2009 compared to net after-tax costs of $1.1 million, or $0.04 per share, in the first six months of 2008.  The higher cost in 2009 was primarily due to the absence in the first quarter of 2009 of an adjustment to a claim of a former subsidiary recorded in the first quarter of 2008.

Discontinued Operations

Xcelecom, Inc.

The divested Xcelecom businesses incurred net after-tax costs of $0.1 million, with a minimal per share impact, in both the first six months of 2009 and 2008.

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

The weighted average remaining fixed rate period of outstanding long-term debt obligations of UIL Holdings and UI as of June 30, 2009 is 7.66 years, at an average interest rate of 6.30%.

GenConn is a 50-50 joint venture of UI and NRG.  In 2008, the DPUC selected two projects proposed by GenConn to help address Connecticut’s growing need for more power generation during the heaviest load periods.  Two peaking generation projects, each with a nominal capacity of 200 megawatt (MW), are to be built at NRG’s existing Connecticut plants in Devon and Middletown.  GenConn expects to finance 50% of its capital requirements with the proceeds of the Project Financing it obtained on April 27, 2009.  UI and NRG will each make an equity investment in GenConn on a 50%/50% basis to meet the remaining 50% of GenConn’s capital requirements.  Such equity investments are expected to occur within the first six months of 2010 in the amount of approximately $57 million for the Devon Project and within the first six months of 2011 in the amount of approximately $64.5 million  for the Middletown Project.  UI expects to use the proceeds of the EBL it obtained on April 27, 2009 for its portion of those requirements and to replace the EBL with funds raised through longer term debt of UI.  See Part I, Item 1, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements – Note (B), Capitalization for further discussion of the EBL.

The principal and interest payments on certain of UI’s tax-exempt bonds are insured by Ambac Assurance Corporation (Ambac).  The insured bonds are as follows: (1) $27.5 million principal amount of multi-annual tax exempt bonds due to be remarketed in February 2010 and (2) $64.5 million principal amount of Auction Rate Bonds.  These insured bonds have been rated by either Moody’s Investors Service (Moody’s) or Moody’s and Standard & Poor’s (S&P), based on the credit rating of Ambac.  On July 29, 2009, Ambac was downgraded by Moody’s to Caa2 from Ba3.  The credit rating from Moody’s on UI’s insured bonds is based on the higher of Ambac’s credit rating or UI’s underlying credit rating.  Accordingly, the credit rating from Moody’s on UI’s insured bonds is now based on the current underlying credit rating of UI of Baa2.  On July 28, 2009, Ambac was downgraded by S&P to CC from BBB.  The credit pressure on Ambac has increased the remarketing risk of the insured bonds.

There has also been considerable dislocation in the auction rate bond market, and there have been failed auctions, resulting from insufficient clearing bids.  The auctions for the Auction Rate Bonds have failed, beginning with the March 2008 auction. When there are insufficient clearing bids as a result of an auction, the interest rates are set at a rate equal to the one-month London Interbank Offering Rate (LIBOR) times a multiple of 125% to 225%, based on the credit rating on the Auction Rate Bonds assigned by Moody’s or S&P.  Currently, these bonds are rated by Moody’s.  In the event of subsequent failed auctions of the Auction Rate Bonds, the interest rate on the bonds will continue to be reset as described above.  The interest rate on these bonds at July 6, 2009 was equal to 200% times LIBOR or 0.604%.

On February 18, 2009, the DPUC approved an application filed by UI to afford UI additional flexibility to market outstanding tax-exempt bonds in the municipal bond market.  Specifically, UI requested approval to redeem and reissue, without insurance, $25.0 million, $27.5 million and $64.5 million principal amount of tax-exempt bonds outstanding that were insured by Ambac Assurance Corporation (Ambac).  In December 2008, UI redeemed $25.0 million principal amount of tax-exempt bonds which were reissued, without insurance, in March 2009.  UI has $27.5 million principal amount of a tax-exempt bonds that are due to be remarketed in February 2010, at which time UI plans to redeem and reissue the bonds without insurance.  UI also has $64.5 million principal amount of adjustable rate tax exempt bonds, which UI plans to redeem and reissue, dependent upon municipal bond market conditions.

UIL Holdings’ and UI’s short-term borrowing costs fluctuate with the upward and downward movements of LIBOR, Citibank’s New York base rate and the Federal Funds Rate (as defined in UIL Holdings’ and UI’s short-term credit facility and the EBL).  Rates associated with the money market loan arrangement that UI has with

JPMorgan Chase Bank fluctuate based on rates in the money market.  Such rates are influenced by financial market conditions and the actions of the Federal Reserve.  Moreover, indicative interest rates reflect that interest rates on long-term debt have increased since 2008 when UI last entered into an agreement to issue debt through a private placement in the private placement market.

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

During late 2008, conditions in the capital markets resulted in reductions in asset values for funded pension and postretirement plans.  Although asset values recovered somewhat in the second quarter of 2009, these reductions, if not offset by additional gains in future years, will result in higher pension and postretirement expenses in future years along with additional cash contributions.  UI currently expects to make the minimum required pension contribution, as required by ERISA, of approximately $6 million for the 2009 plan year, subject to current proposals that are pending before the United States Congress.

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

UIL Holdings carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of UIL Holdings’ disclosure controls and procedures as of June 30, 2009.  Based on the foregoing, UIL Holdings’ Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective as of June 30, 2009.

There have been no changes in UIL Holdings’ internal control over financial reporting during the six month period ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, UIL Holdings’ internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A. – Risk Factors.

The financial condition and results of operations of UIL Holdings are subject to various risks, uncertainties and other factors, as described in UIL Holdings’ Annual Report on Form 10K for the year ended December 31, 2008.  The following risk factors included in that report have been updated to reflect events and activities in 2009:

The current economic downturn has reduced the demand for electricity and has impaired the financial soundness of customers, which has adversely affected our results of operation and could continue to do so.  The economic downturn could also impair the financial soundness of UI’s vendors and service providers.

The slowing of the Connecticut and national economies has resulted in reduced demand for electricity and could result in a continued reduction in such demand.  In Connecticut, the economic slow-down has included a sustained decline in the housing market and rising unemployment.  Connecticut’s unemployment rate rose from an average of 4.6% for 2007 to an average of 5.75% for 2008, close to the national average unemployment rate of 5.8%.  However, Connecticut’s seasonally-adjusted unemployment rate increased to 8.0% in June 2009.  Furthermore, as a result of the current economic downturn affecting the economies of the state of Connecticut, the United States and other parts of the world, UI’s vendors and service providers could experience serious cash flow problems.  As a result UI’s vendors and service providers may be unable to perform under existing contracts or may significantly increase their prices or reduce their output or performance on future contracts.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

UIL Holdings repurchased 15,484 shares of common stock in open market transactions to satisfy matching contributions for participants’ contributions into UIL Holdings 401(k) in the form of UIL Holdings stock as follows:

Period	Total Number of Shares Purchased*	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
April	8,116	22.62	None	None
May	7,368	20.83	None	None
June	-	-	None	None
Total	15,484	21.77	None	None
* All shares were purchased in open market transactions.  The effects of these transactions did not change the number of outstanding shares of UIL Holdings’ common stock.

Item 4.  Submission of Matters to Vote of Security Holders.

The Annual Meeting of the Shareowners of UIL Holdings was held on May 13, 2009.  The following matters were submitted to vote:  (1) electing a Board of Directors for the ensuing year and (2) ratifying the selection of PricewaterhouseCoopers LLP as the firm of independent public accountants to audit the books and affairs of UIL Holdings for the fiscal year 2009.

All of the nominees for election as Directors listed in UIL Holdings’ proxy statement for the meeting were elected, by the following votes:

	Number of Shares
	Voted	Not
Nominee	“For”	Voted
Thelma R. Albright	21,145,091	833,542
Marc C. Breslawsky	21,074,100	904,533
Arnold L. Chase	20,666,534	1,312,100
Betsy Henley-Cohn	21,128,680	849,954
John L. Lahey	21,110,752	867,882
F. Patrick McFadden, Jr.	21,115,533	863,100
Daniel J. Miglio	21,254,133	724,501
William F. Murdy	21,185,664	792,969
Donald R. Shassian	21,273,500	705,134
James A. Thomas	21,088,261	890,373
James P. Torgerson	21,140,494	838,139

The selection of PricewaterhouseCoopers LLP as the independent registered public accounting firm to audit the books and affairs of UIL Holdings for the fiscal year 2009 was ratified by the following vote:

Number of Shares
Voted	Voted	Not Voted
“For”	“Against”	/Abstain
21,617,694	273,558	87,380

Item 6.  Exhibits.

(a)      Exhibits.

Exhibit Table Item Number	Exhibit Number	Description
(3)	3.2a	Bylaws of UIL Holdings Corporation as amended through April 27, 2009
(31)	31.1	Certification of Periodic Financial Report.
(31)	31.2	Certification of Periodic Financial Report.
(32)	32	Certification of Periodic Financial Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UIL HOLDINGS CORPORATION

Date 08/05/2009	/s/ Richard J. Nicholas
Richard J. Nicholas
Executive Vice President
and Chief Financial Officer