Form 10-Q
period 2009-09-30
UIL HOLDINGS CORP
filed 2009-10-30
CIK 1082510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

The number of shares outstanding of the issuer’s only class of common stock, as of October 29, 2009 was 29,929,591.

INDEX

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

Item 1A.	Risk Factors.	52
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	53
Item 6.	Exhibits.	53
	SIGNATURES	54

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(In Thousands except per share amounts)
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Operating Revenues (Note F)
Utility	$255,000	$278,499	$690,433	$728,854
Non-utility	212	218	653	617
Total Operating Revenues	255,212	278,717	691,086	729,471
Operating Expenses
Operation
Purchased power (Note F)	88,560	121,371	264,099	330,890
Operation and maintenance	61,898	55,560	164,686	160,474
Transmission wholesale	18,584	15,906	42,373	33,888
Depreciation and amortization (Note F)	26,568	27,326	73,364	77,718
Taxes - other than income taxes (Note F)	17,439	14,657	44,847	38,218
Total Operating Expenses	213,049	234,820	589,369	641,188
Operating Income	42,163	43,897	101,717	88,283

Other Income and (Deductions), net (Note F)	3,505	2,374	7,322	6,253

Interest Charges, net
Interest on long-term debt	9,673	7,154	27,561	21,523
Other interest, net (Note F)	183	1,030	1,094	1,810
	9,856	8,184	28,655	23,333
Amortization of debt expense and redemption premiums	377	431	1,371	1,297
Total Interest Charges, net	10,233	8,615	30,026	24,630

Income Before Income Taxes, Equity Earnings and
Discontinued Operations	35,435	37,656	79,013	69,906

Income Taxes (Note E)	13,682	16,047	31,399	30,112

Income Before Equity Earnings and Discontinued Operations	21,753	21,609	47,614	39,794
Income (Loss) from Equity Investments	17	22	45	(231)
Income from Continuing Operations	21,770	21,631	47,659	39,563
Discontinued Operations, Net of Tax (Note N)	(30)	(93)	(108)	(167)

Net Income	$21,740	$21,538	$47,551	$39,396

Average Number of Common Shares Outstanding - Basic	29,885	25,135	27,370	25,100
Average Number of Common Shares Outstanding - Diluted	30,126	25,429	27,608	25,411

Earnings Per Share of Common Stock - Basic:
Continuing Operations	$0.73	$0.86	$1.74	$1.58
Discontinued Operations	-	-	-	(0.01)
Net Earnings	$0.73	$0.86	$1.74	$1.57

Earnings Per Share of Common Stock - Diluted:
Continuing Operations	$0.73	$0.85	$1.73	$1.56
Discontinued Operations	-	-	-	(0.01)
Net Earnings	$0.73	$0.85	$1.73	$1.55

Cash Dividends Declared per share of Common Stock	$0.432	$0.432	$1.296	$1.296

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net Income	$21,740	$21,538	$47,551	$39,396
Other comprehensive income (loss), net of tax:
Interest rate cap mark-to-market	-	8	-	2
Other Comprehensive Income (Loss)	-	8	-	2
Comprehensive Income (Note A)	$21,740	$21,546	$47,551	$39,398

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET

ASSETS
(In Thousands)
(Unaudited)
	September 30,	December 31,
	2009	2008
Current Assets
Unrestricted cash and temporary cash investments	$9,466	$7,730
Restricted cash	3,418	11,074
Utility accounts receivable less allowance of $4,500 and $4,500	98,192	85,377
Other accounts receivable	9,871	8,477
Current portion of related party note receivable (Note H)	53,826	35,543
Unbilled revenues	39,255	50,123
Current regulatory assets	54,804	38,441
Materials and supplies, at average cost	4,665	3,871
Deferred income taxes	4,504	6,863
Prepayments	7,733	3,670
Other current assets	298	1,017
Current assets of discontinued operations held for sale	4,341	5,437
Total Current Assets	290,373	257,623

Other investments	10,333	10,307

Property, Plant and Equipment at original cost
In service	1,384,493	1,330,901
Less, accumulated depreciation	369,044	344,124
	1,015,449	986,777
Construction work in progress	97,959	86,811
Net Property, Plant and Equipment	1,113,408	1,073,588

Regulatory Assets (future amounts due from customers through the ratemaking process)	690,450	723,079

Deferred Charges and Other Assets
Unamortized debt issuance expenses	6,598	6,644
Related party note receivable (Note H)	34,446	-
Other long-term receivable	2,708	2,710
Contracts for differences	11,542	8,649
Other	484	586
Total Deferred Charges and Other Assets	55,778	18,589

Total Assets	$2,160,342	$2,083,186

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET

LIABILITIES AND CAPITALIZATION
(In Thousands)
(Unaudited)
	September 30,	December 31,
	2009	2008
Current Liabilities
Line of credit borrowings	$-	$148,000
Current portion of long-term debt	109,112	55,286
Accounts payable	69,477	91,891
Dividends payable	12,930	10,904
Accrued liabilities	35,729	30,043
Current regulatory liabilities	13,128	18,709
Interest accrued	8,428	7,046
Taxes accrued	13,513	4,792
Current liabilities of discontinued operations held for sale	5,247	5,467
Total Current Liabilities	267,564	372,138

Noncurrent Liabilities
Pension accrued	143,619	136,383
Connecticut Yankee contract obligation	21,210	22,721
Other post-retirement benefits accrued	51,146	48,671
Contracts for differences	111,166	92,142
Other	5,107	4,375
Total Noncurrent Liabilities	332,248	304,292

Deferred Income Taxes (future tax liabilities owed to taxing authorities)	292,253	298,824

Regulatory Liabilities (future amounts owed to customers through the ratemaking process)	84,542	84,322

Commitments and Contingencies (Note J)

Capitalization (Note B)
Long-term debt	604,192	549,031

Common Stock Equity
Common stock	421,685	328,824
Paid-in capital	14,386	13,771
Unearned employee stock ownership plan equity	-	(712)
Retained earnings	143,472	132,696
Net Common Stock Equity	579,543	474,579

Total Capitalization	1,183,735	1,023,610

Total Liabilities and Capitalization	$2,160,342	$2,083,186

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash Flows From Operating Activities
Net income	$47,551	$39,396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,734	63,539
Deferred income taxes	(5,247)	(9,361)
Stock-based compensation expense (Note A)	2,774	3,048
Pension expense	16,967	7,962
Allowance for funds used during construction (AFUDC) - equity	(397)	(1,688)
Excess generation service charge	(4,456)	(8,434)
Deferred Transmission (income) expense	(3,973)	(1,925)
Decoupling (income) expense	(6,495)	-
Other non-cash items, net	(5,334)	1,893
Changes in:
Utility accounts receivable, net	(14,475)	(7,847)
Unbilled revenues and other accounts receivable	11,089	(775)
Prepayments	(2,336)	(4,463)
Accounts payable	(10,753)	(8,227)
Interest accrued	1,387	(586)
Taxes accrued	8,720	29,299
Accrued liabilities	5,174	(420)
Other assets	(193)	1,609
Other liabilities	398	(552)
Total Adjustments	67,584	63,072
Net Cash provided by Operating Activities	115,135	102,468

Cash Flows from Investing Activities
Related party note receivable	(52,730)	(15,000)
Plant expenditures including AFUDC debt	(85,905)	(150,745)
Changes in restricted cash	7,656	(10,581)
Other	59	173
Net Cash (used in) Investing Activities	(130,920)	(176,153)

Cash Flows from Financing Activities
Issuances of common stock	92,225	1,847
Issuances of long-term debt	113,273	-
Payments on long-term debt	(4,286)	(4,286)
Notes payable - short-term, net	(148,000)	111,000
Payment of common stock dividend	(34,748)	(32,572)
Other	(943)	124
Net Cash provided by Financing Activities	17,521	76,113

Unrestricted Cash and Temporary Cash Investments:
Net change for the period	1,736	2,428
Balance at beginning of period	7,730	14,770
Balance at end of period	9,466	17,198

Non-cash investing activity:
Plant expenditures included in ending accounts payable	$16,099	$25,114

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

(A)            STATEMENT OF ACCOUNTING POLICIES

Basis of Presentation

UIL Holdings Corporation (UIL Holdings) primarily operates its regulated utility business.  The utility business consists of the electric transmission and distribution operations of The United Illuminating Company (UI).  UI is also a 50-50 joint venturer with NRG Energy, Inc. (NRG) in GenConn Energy LLC (GenConn), which is building new peaking generation plants chosen by the Connecticut Department of Public Utility Control (DPUC).  UIL Holdings also has non-utility businesses consisting of an operating lease, a passive minority ownership interest in an investment fund, a heating and cooling facility and an entity that collects receivables, disburses payables and manages claims related to a divested mechanical contracting business.  The non-utility businesses also included the operations of Xcelecom, Inc. (Xcelecom) until the substantial completion of the sale of that business effective December 31, 2006.  UIL Holdings is headquartered in New Haven, Connecticut, where its senior management maintains offices and is responsible for overall planning, operating and financial functions.  UIL Holdings’ Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in UIL Holdings’ Annual Report on Form 10-K for the year ended December 31, 2008.  Such notes are supplemented below.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).  Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted in accordance with Securities and Exchange Commission (SEC) rules and regulations.  UIL Holdings believes that the disclosures made are adequate to make the information presented not misleading.  The information presented in the consolidated financial statements reflects all adjustments which, in the opinion of UIL Holdings, are necessary for a fair statement of the financial position and results of operations for the interim periods described herein.  All such adjustments are of a normal and recurring nature.  The results for the nine months ended September 30, 2009 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2009.

Certain amounts reported in the Consolidated Balance Sheet and the operating section of the Consolidated Statement of Cash Flows in previous periods have been reclassified to conform to the current presentation.

In accordance with the Financial Accounting Standards Board’s (FASB) issuance of the Accounting Standards Codification (ASC) in July 2009, all prior references to authoritative accounting guidance have been revised to conform to the ASC except references to SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB No. 140” (SFAS No. 166) and SFAS No. 167, “Amendments to FASB Interpretation No. 46 (R)” (SFAS No. 167) which have not yet been codified.

UIL Holdings has evaluated subsequent events through the issue date of its quarterly financial statements, October 30, 2009.

Discontinued Operations / Assets Held for Sale

Under ASC 360 “Property, Plant, and Equipment”, a long-lived asset or group of assets (disposal group) is classified as discontinued operations when (1) the company commits to a plan to sell the long-lived asset (disposal group) within a 12-month period, (2) there will be no significant continuing involvement following the sale, and (3) certain other criteria set forth in the statement are satisfied.  In such a case:

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)(Continued)

In April 2006, UIL Holdings classified its wholly-owned subsidiary, Xcelecom as held for sale.  Major classes of assets and liabilities of the discontinued operations of Xcelecom consist of: net current assets of $4.3 million consisting primarily of receivables; and net current liabilities of $5.2 million, consisting mainly of accrued insurance payables.

Earnings per Share

The following table presents a reconciliation of the basic and diluted earnings per share calculations for the three and nine month periods ended September 30, 2009 and September 30, 2008:

	Income Applicable to	Average Number of	Earnings
	Common Stock	Shares Outstanding	per Share
	(In Thousands, except per share amounts)
Three Months Ended September 30:
2009
Income from Continuing Operations	$21,770	29,885	$0.73
Discontinued Operations, Net of Tax	(30)	29,885	-
Net Income	21,740	29,885	0.73
Effect of Dilutive Securities (1)	-	241	-
Diluted Earnings	$21,740	30,126	$0.73

2008
Income from Continuing Operations	$21,631	25,135	$0.86
Discontinued Operations, Net of Tax	(93)	25,135	-
Net Income	21,538	25,135	0.86
Effect of Dilutive Securities (1)	-	294	(0.01)
Diluted Earnings	$21,538	25,429	$0.85

	Income Applicable to	Average Number of	Earnings
	Common Stock	Shares Outstanding	per Share
	(In Thousands, except per share amounts)
Nine Months Ended September 30:
2009
Income from Continuing Operations	$47,659	27,370	$1.74
Discontinued Operations, Net of Tax	(108)	27,370	-
Net Income	47,551	27,370	1.74
Effect of Dilutive Securities (1)	-	238	(0.01)
Diluted Earnings	$47,551	27,608	$1.73

2008
Income from Continuing Operations	$39,563	25,100	$1.58
Discontinued Operations, Net of Tax	(167)	25,100	(0.01)
Net Income	39,396	25,100	1.57
Effect of Dilutive Securities (1)	-	311	(0.02)
Diluted Earnings	$39,396	25,411	$1.55

(1) Reflecting the effect of dilutive stock options, performance shares and restricted stock.

As of September 30, 2009, options to purchase 359,152 shares of common stock were outstanding but not included in the three or nine month computations of diluted earnings per share, because the options’ exercise prices were greater than the average market price of the common shares during both the three and nine month periods ended September 30, 2009.  Options to purchase 316,035 shares of common stock were outstanding as of September 30, 2008 but not included in the three or nine month computations of diluted earnings per share, because the options’ exercise prices were greater than the average market price of the common shares during the three and nine month periods ended September 30, 2008.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)(Continued)

Stock-Based Compensation

UIL Holdings has a performance-based long-term incentive compensation arrangement pursuant to which certain members of management have the opportunity to earn a pre-determined number of performance shares, the number of which is predicated upon the achievement of various pre-defined performance measures.  These performance shares were issued under the UIL Holdings 1999 Amended and Restated Stock Plan prior to 2009 and are now issued under the 2008 Stock and Incentive Compensation Plan (Plan).  Performance shares vest at the end of the three-year cycle with the actual issuance of UIL Holdings common stock in respect of such shares following the end of each three-year cycle.  A new three-year cycle begins in January of each year.  UIL Holdings records compensation expense for these performance shares ratably over the three-year period, except in the case of retirement-eligible employees, for whom compensation expense is immediately recognized in accordance with ASC 718 “Compensation-Stock Compensation”, based on the value of the expected payout at the end of each year relative to the performance measures achieved.  An additional $0.6 million of compensation expense was recorded in the first quarter of 2009 with respect to retirement-eligible employees based on the application of ASC 718 retirement-eligible provisions.

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

In March 2009, UIL Holdings granted a total of 44,020 shares of restricted stock to non-executive directors under the Plan; the average of the high and low market price on the date of grant was $22.34 per share.  Compensation expense for this restricted stock is recorded ratably over the three-year vesting period for such restricted stock, except in the case of retirement-eligible directors, for whom compensation expense is immediately recognized in accordance with ASC 718 Compensation-Stock Compensation, based on the value of the expected payout at the end of each year.  In March 2009, 18,000 shares of previously-granted restricted stock grants to directors vested, of which 10,000 shares were issued to directors who had not elected to have their vested shares deferred as stock units.

Total stock-based compensation expense for each of the three month periods ended September 30, 2009 and 2008 was $0.7 million.  Total stock-based compensation expense for each of the nine month periods ended September 30, 2009 and 2008 was $2.8 million and $3.0 million, respectively.

Comprehensive Income

Comprehensive income for the three and nine month periods ended September 30, 2009 and 2008 was equal to net income, less an immaterial amount, after-tax, resulting from an interest rate cap mark-to-market adjustment related to $64.5 million principal amount of Pollution Control Refunding Revenue Bonds.

Income Taxes

In accordance with ASC 740 “Income Taxes”, UIL Holdings has provided deferred taxes for all temporary book-tax differences using the liability method.  The liability method requires that deferred tax balances be adjusted to reflect enacted future tax rates that are anticipated to be in effect when the temporary differences reverse.  In accordance with generally accepted accounting principles for regulated industries, UI has established a regulatory asset for the net revenue requirements to be recovered from customers for the related future tax expense associated with certain of these temporary differences.  For ratemaking purposes, UI normalizes all investment tax credits (ITCs) related to recoverable plant investments.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)(Continued)

Under ASC 740, UIL Holdings may recognize the tax benefit of an uncertain tax position only if management believes it is more likely than not that the tax position will be sustained on examination by the taxing authority based upon the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based upon the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  UIL Holdings has not recognized any additional liability for unrecognized tax benefits, or accrued any interest or penalties associated with uncertain tax benefits.  As a result, as of September 30, 2009, UIL Holdings did not have any unrecognized tax benefits.  The Company is not aware of any event that is likely to occur in the next twelve months that would cause the amount of unrecognized tax benefits to increase significantly.

UIL Holdings’ policy is to recognize interest accrued and penalties associated with uncertain tax positions as a component of operating expense.  During the quarterly and year-to-date periods ended September 30, 2009 and 2008, no interest or penalties associated with uncertain tax positions was recognized and as of each of September 30, 2009 and December 31, 2008, no accrued interest or penalties are reflected in the Consolidated Balance Sheet.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)(Continued)

Regulatory Accounting

UIL Holdings’ regulatory assets and liabilities as of September 30, 2009 and December 31, 2008 comprised the following:

	Remaining	September 30,	December 31,
	Period	2009	2008
		(In Thousands)
Regulatory Assets:
Nuclear plant investments – above market	(a)	$318,945	$334,279
Income taxes due principally to book-tax differences	(b)	53,937	52,859
Connecticut Yankee	7 years	21,210	22,721
Unamortized redemption costs	13 to 25 years	14,711	15,312
Stranded cost recovery	(a)	14,216	34,337
Pension and other post-retirement benefit plans	(c)	184,444	199,197
Contracts for differences	(d)	106,288	88,309
Deferred pension and post-retirement expense	(f)	7,441	-
Distribution retail revenue decoupling	(g)	6,495	-
Other	(b)	17,567	14,506
Total regulatory assets		745,254	761,520
Less current portion of regulatory assets		54,804	38,441
Regulatory Assets, Net		$690,450	$723,079

Regulatory Liabilities:
Accumulated deferred investment tax credits	34 years	$5,088	$5,197
Deferred gain on sale of property	(a)	37,798	37,798
Middletown/Norwalk local transmission network service collections	42 years	23,838	24,261
Excess generation service charge	(e)	9,399	13,855
Asset removal costs	(b)	2,483	2,258
Other	(b)	19,064	19,662
Total regulatory liabilities		97,670	103,031
Less current portion of regulatory liabilities		13,128	18,709
Regulatory Liabilities, Net		$84,542	$84,322

(a) Asset/Liability relates to the Competitive Transition Assessment (CTA). Total CTA costs recovery is currently projected to be completed in 2015, with stranded cost amortization expected to end in 2013.

(b) Amortization period and/or balance varies depending on the nature, cost of removal and/or remaining life of the underlying assets/liabilities
(c) Asset life is dependent upon timing of final pension plan distribution; balance is recalculated each year in accordance with ASC 715 "Compensation-Retirement Benefits" (Note G)
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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)(Continued)

New Accounting Standards

ASC 105 “Generally Accepted Accounting Principles” establishes the ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles.  ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and has impacted financial statement disclosures referencing authoritative accounting guidance. Such references are in accordance with the new codification.  There was no impact on UIL Holdings’ consolidated financial statements.

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

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB No. 140” (SFAS No. 166).  SFAS No. 166 must be applied as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual periods thereafter.  This statement is not expected to have an impact on UIL Holdings’ Consolidated Balance Sheet, Consolidated Statement of Income or Consolidated Statement of Cash Flows.

For interim or annual financial periods ending after June 15, 2009, ASC 855 “Subsequent Events” requires an entity to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.  This requirement resulted in additional disclosure in the Notes to Consolidated Financial Statements but did not have an impact on UIL Holdings’ Consolidated Balance Sheet, Consolidated Statement of Income or Consolidated Statement of Cash Flows.

ASC 805 “Business Combinations” requires, for fiscal years beginning on or after December 15, 2008, an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity to be measured at fair value at the acquisition date.  In addition, acquisition-related costs must be expensed in the periods in which the costs are incurred and the services received.  ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  These requirements did not have an impact on UIL Holdings’ Consolidated Balance Sheet, Consolidated Statement of Income or Consolidated Statement of Cash Flows.

ASC 810 “Consolidation” requires, for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, noncontrolling interest or “minority interest” to be clearly identified in the equity section of the Consolidated Balance Sheet, and income attributable to the noncontrolling interest be presented separately on the face of the Consolidated Statement of Income (Loss).  These requirements did not have an impact on UIL Holdings’ Consolidated Balance Sheet, Consolidated Statement of Income or Consolidated Statement of Cash Flows.

ASC 815 “Derivatives and Hedging” requires, for fiscal years beginning after November 15, 2008, enhanced disclosures about an entity’s derivative and hedging activities.  These requirements resulted in additional disclosure in the Notes to Consolidated Financial Statements but did not impact UIL Holdings’ Consolidated Balance Sheet, Consolidated Statement of Income or Consolidated Statement of Cash Flows.  See Note (C), “Regulatory Proceedings – Contracts for Differences”, for additional disclosures related to ASC 815.

ASC 715 “Compensation-Retirement Benefits” requires enhanced disclosures about postretirement benefit plan assets and is effective for fiscal years ending after December 31, 2009.  This requirement impacts disclosures only and will not have an impact on UIL Holdings’ Consolidated Balance Sheet, Consolidated Statement of Income or Consolidated Statement of Cash Flows.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)(Continued)

(B)  CAPITALIZATION

Common Stock

On May 20, 2009, UIL Holdings priced a public offering of 4,000,000 shares of common stock at $21.00 per share.  On May 29, 2009, the underwriters of this public offering of common stock exercised their over-allotment option to purchase an additional 600,000 common shares on the same terms.  Net proceeds of the offering, including the over-allotment option, were $91.4 million, after expenses and underwriting discounts, and were accounted for as an addition to common stock on the consolidated balance sheet.  The Company used these proceeds to pay down short-term debt and for general corporate purposes.

UIL Holdings had 29,929,591 shares of its common stock, no par value, outstanding at September 30, 2009, of which 79,121 were shares of restricted stock that are not recognized as outstanding for purposes of calculating basic earnings per share due to such shares not yet being vested.  In addition to the outstanding shares, as of September 30, 2009, 126,036 shares of restricted stock and performance shares, for which the recipients have elected to defer receipt, have vested and are recognized as outstanding for purposes of calculating basic earnings per share.

Long-Term Debt

UI remarketed $78.5 million of tax-exempt bonds in February 2009, $7.5 million of which were remarketed at a fixed interest rate of 5.75% for three-years and $71 million of which were remarketed for a fixed interest rate of 7.125% for three years.  In December 2008, UI also redeemed $25 million of tax-exempt bonds which were reissued without insurance in March 2009 at a fixed interest rate of 6.875% for approximately three years.  In October 2009, UI initiated a process to issue $50 million of debt to repay maturing debt and expects to complete the process in December 2009.

On April 27, 2009, UI closed on a bank financing in the amount of $121.5 million with a syndicate of banks (the Equity Bridge Loan or EBL), the proceeds of which will be used by UI to fund its commitments as a 50% owner of GenConn.  UI expects that GenConn will direct approximately $57 million of such amount to GenConn Devon LLC (GenConn Devon) and approximately $64.5 million to GenConn Middletown LLC (GenConn Middletown), each of which is a wholly owned subsidiary of GenConn, for use in the construction of peaking generation facilities by those entities.  UI will draw on this facility as needed to fund its commitments to GenConn as construction progresses.  UI does not have any further funding commitments to GenConn at this time and does not guarantee any of GenConn’s obligations.  Borrowings under this facility as of September 30, 2009 were $88.3 million.

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

As a result of GenConn obtaining the Project Financing, UIL Holdings’ obligations were terminated under guarantee agreements it had made with an affiliate of General Electric Company (GE) in connection with the purchase of GE turbines by GenConn Devon and GenConn Middletown.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)(Continued)

(C)  REGULATORY PROCEEDINGS

Department of Public Utility Control (DPUC)

2008 Rate Case

On February 4, 2009, the DPUC issued its final decision regarding UI’s application requesting an increase in distribution rates (the “2009 Decision”), the results of which included a $6.13 million increase in revenue requirements for 2009, compared to 2008.  Because a larger, previously approved increase in revenue requirements for 2009 had gone into effect January 1, 2009, UI returned approximately $0.97 million to ratepayers through a one-time adjustment in April 2009.  The 2009 Decision provides for an allowed distribution return on equity of 8.75%, a decrease from the previously approved 9.75%, and a capital structure of 50% equity and 50% debt compared to the previously approved 48% equity and 52% debt.  The 2009 Decision continues the prior earnings sharing mechanism structure, applying to the new 8.75% allowed return, whereby 50% of any earnings over the allowed twelve month level is returned to customers and 50% is retained by UI.  Given the effective date of the 2009 Decision, UI’s allowed distribution weighted average return on equity for 2009 is 8.84%.  The 2009 Decision provides for recovery of updated pension and postretirement expense for 2010, based upon a December 31, 2009 valuation.  The 2009 Decision also provides for an additional increase in distribution revenue requirements of $19.14 million for 2010.

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

2009 Rates

In December 2008, the DPUC issued a letter ruling to address changes to all of UI’s rate components effective as of January 1, 2009.  The letter ruling approved requested changes to UI’s distribution charges as well as changes to UI’s transmission, Systems Benefits Charge (SBC), and Non-Bypassable Federally Mandated Congestion Charges (NBFMCC).  The letter ruling also approved Generation Services Charge (GSC) rates for 2009, and last resort service GSC rates for the January 1, 2009 through March 31, 2009 time period.  During 2009, UI has received letter rulings from the DPUC approving last resort service GSC rates through December 31, 2009.

Approval of the Issuance of Debt

UI has received approval from the DPUC to issue not more than $375 million principal amount of debt securities (the Proposed Notes) at interest rates representing a maximum authorized spread of 400 basis points above the comparable U.S. Treasury rate during the period from 2007 through 2009.  The proceeds from the sales of the Proposed Notes may be used by UI for the following purposes: (1) to refinance $225 million principal amount of maturing existing debt; (2) to finance capital expenditures; (3) for general corporate purposes; (4) to repay short-term borrowings incurred to temporarily fund these requirements; and (5) to pay issuance costs related to the Proposed Notes.  UI issued $150 million and $175 million of debt in 2008 and 2007, respectively.  In October 2009, UI initiated a process to issue $50 million of debt to repay maturing debt, according to the terms and conditions approved by the DPUC, and expects to complete the process in December 2009.

On February 18, 2009, the DPUC approved an application filed by UI to afford UI additional flexibility to market outstanding tax-exempt bonds in the municipal bond market.  Specifically, UI requested approval to redeem and reissue, without insurance, $25.0 million, $27.5 million and $64.5 million principal amount of tax-exempt bonds outstanding that were insured by Ambac Assurance Corporation (Ambac).  In December 2008, UI redeemed $25.0 million principal amount of tax-exempt bonds which were reissued, without insurance, in March 2009.  UI has $27.5

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)(Continued)

million principal amount of a tax-exempt bonds that are due to be remarketed in February 2010, at which time UI plans to redeem and reissue the bonds without insurance.  UI also has $64.5 million principal amount of adjustable rate tax exempt bonds, which UI plans to redeem and reissue at such time and on such terms as municipal bond market conditions allow.

Generation

GenConn is a 50-50 joint venture of UI and NRG.  In 2008, the DPUC selected two projects proposed by GenConn to help address Connecticut’s growing need for more power generation during the heaviest load periods.

Two peaking generation projects, each with a nominal capacity of 200 megawatts (MW), are to be built at NRG’s existing Connecticut plant locations in Devon and Middletown.  GenConn’s Devon plant is scheduled to be in commercial operation by June 1, 2010, and its Middletown plant is scheduled to be in commercial operation by June 1, 2011.  GenConn recovers its costs under a contract for differences (CfD) agreement which is cost of service based.  GenConn has signed CfDs for both projects with CL&P.  The cost of the contracts will be paid by customers and will be subject to a cost-sharing agreement whereby approximately 20% of the cost is borne by UI customers and approximately 80% by CL&P customers.

Given the anticipated commercial operation date for the Devon plant of June 1, 2010, GenConn is required to file a rate case request with the DPUC seeking approval of 2010 revenue requirements no later than December 3, 2009.

As a result of changed market conditions and updated cost information, GenConn project costs, including financing costs, have increased over the proposal it had originally submitted to the DPUC.  The increase was driven primarily by increased financing costs and the cost to build interconnection facilities at the Middletown site.  The DPUC has ruled that prudently incurred financing costs, interconnection costs and taxes will be recoverable and, therefore, GenConn expects to recover such costs in DPUC-approved future revenues.  The CfDs will provide for a true-up of revenue from the ISO New England Markets in which GenConn participates to DPUC approved revenue requirements.

Pension and Postretirement Expenses

In response to the Internal Revenue Service (IRS) mandated change in mortality tables utilized for certain Employee Retirement Income Security Act of 1974 (ERISA)-related liability calculations, effective January 1, 2007, the DPUC allowed regulatory treatment for the change in pension and postretirement expenses resulting from the use of the new mortality tables.  In the 2009 Decision, the DPUC approved the recovery of these expenses over a four-year period beginning in 2009.  As of September 30, 2009, the remaining regulatory asset was approximately $3.5 million.

The 2009 Decision also provides for the establishment of an annual regulatory asset to address a portion of the actual increase in pension and postretirement expense for each of 2009 and 2010.  For 2009, a $10.2 million regulatory asset will be established.  As of September 30, 2009, UI has recorded a regulatory asset of approximately $7.4 million.  The amount of the regulatory asset to be established in 2010 will be determined at the beginning of the 2010 rate year based upon the fair value of the pension assets and the discount rate as evaluated at the end of 2009.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)(Continued)

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

UI has wholesale power supply agreements in place for the supply of all of UI’s standard service customers for all of 2009, all of 2010, 60% for 2011 and 10% for 2012.  Supplier of last resort service is procured on a quarterly basis.  UI determined that its contracts for standard service and supplier of last resort service are derivatives under ASC 815 “Derivatives and Hedging” and elected the “normal purchase, normal sale” exception under ASC 815.  As such, UI regularly assesses the accounting treatment for its power supply contracts.  These wholesale power supply agreements contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt were to fall below investment grade.  In October 2009, Moody’s Investor Services released its updated credit opinion for UI within which UI maintained a Baa2 rating with a stable outlook.   UI’s credit rating would have to decline two ratings to fall below investment grade.  If this were to occur, monthly amounts due and payable to the power suppliers would be accelerated to semi-monthly payments.  UI would also have to deliver collateral security in an amount equal to the receivables due to the sellers for the thirty day period immediately preceding the default notice.  As of September 30, 2009, UI would have had to post collateral worth approximately $21 million in such a case.

As a result of an April 2008 DPUC decision, UI is permitted to seek long-term contracts for up to 20% of standard service requirements.  UI is in the process of exploring long-term contract options, the goal of which is to obtain long-term energy supply contracts and Connecticut Class I Renewable Energy Certificates for UI’s standard service customers that will result in economic benefit to ratepayers, both in terms of risk and cost mitigation.  Negotiations with potential suppliers are on-going, but no agreements have been executed.

Contracts for Differences

Pursuant to Connecticut’s 2005 Energy Independence Act (EIA), the DPUC initiated a process to solicit bids to create new or incremental capacity resources in order to reduce federally mandated congestion charges, and selected four new capacity resources.  To facilitate the transactions between selected capacity resources and Connecticut electric customers, and provide the commitment necessary for owners of these resources to obtain necessary financing, the DPUC required that UI and CL&P execute long-term contracts with the selected resources.   In August 2007, the DPUC approved four CfDs under which each contract specifies a capacity quantity and a monthly settlement that reflects the difference between a forward market price and the contract price.  As directed by the DPUC, UI executed two of the contracts and CL&P executed the other two contracts.  In addition, UI has executed a sharing agreement with CL&P whereby UI pays 20% of the costs and obtains 20% of the benefits of the contracts.

The DPUC has determined that costs associated with these CfDs will be recoverable by UI and CL&P, and in accordance with ASC 980 Regulated Operations, UI has deferred recognition of costs (a regulatory asset) or has recognized obligations (a regulatory liability).  The above contracts are derivatives and they, along with the contracts for standard service and supplier of last resort service discussed in the Power Supply Arrangement discussion above, are the Company’s only derivative instruments.  The CfDs are marked-to-market in accordance with ASC 815.  For those CfDs signed by CL&P, UI records its approximate 20% portion of CL&P’s derivative, pursuant to the sharing agreement noted above.  As of September 30, 2009, UI has recorded a gross derivative asset of $11.5 million ($6.7 million related to its portion of CL&P’s derivative assets), a regulatory asset of $106.3 million, a gross derivative liability of $111.2 million ($105.1 million related to its portion of CL&P’s derivative liabilities) and a regulatory liability of $6.7 million in the accompanying Consolidated Balance Sheet.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)(Continued)

The unrealized gains and losses from mark-to-market adjustments to derivatives recorded in regulatory assets or regulatory liabilities for the three and nine month periods ended September 30, 2009 and 2008 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In Thousands)		(In Thousands)

Regulatory Assets - Contracts for Differences	$4,151	$(3,607)	$19,024	$44,637

Regulatory Liabilities - Contracts for Differences	$(167)	$(1,787)	$(2,893)	$3,322

The fair value of the gross derivative assets and liabilities as of September 30, 2009 and 2008 were as follows:

	September 30, 2009
	(In Thousands)

	Deferred Charges	Noncurrent
	and Other Assets	Liabilities

Contracts for differences, gross	$11,542	$111,166

	December 31, 2008
	(In Thousands)

	Deferred Charges	Noncurrent
	and Other Assets	Liabilities

Contracts for differences, gross	$8,649	$92,142

Pursuant to Connecticut’s 2007 Act Concerning Electricity and Energy Efficiency, the DPUC initiated a process to create new peaking generation resources to address the state’s shortage of fast-start peaking generation that is needed to provide energy reserves. As with the CfDs entered into pursuant to the EIA, the DPUC required that UI and CL&P execute long-term contracts with the selected peaking resources to facilitate the transactions and provide the commitment necessary for the owners of the peaking resources to obtain financing. During 2008, CL&P executed three peaking generation CfDs, one with GenConn relating to its Devon facility, one with GenConn relating to its Middletown facility and the other with PSEG Power Connecticut LLC (“PSEG”), to which the sharing agreement between UI and CL&P described above also applies.  These contracts are not considered to be derivatives under ASC 815 and are being accounted for on an accrual basis.

New Renewable Source Generation

Under Connecticut law, electric distribution companies are required to enter into contracts to purchase in the future the output of new renewable source generation totaling at least 150 MW, at prices and upon terms approved by the DPUC in accordance with statutory requirements.  In 2007, one contract was approved by the DPUC.  UI was not a party to that contract but, as directed by the DPUC, UI has executed a sharing agreement with CL&P whereby UI pays approximately 20% of the costs and obtains approximately 20% of the benefits of the contract.  This contract will be accounted for on an accrual basis.  In January 2008, the DPUC issued a decision approving seven projects;

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)(Continued)

UI is a party to contracts relating to two of these projects.  UI signed a contract to purchase, over a fifteen year time period, 100% of the delivered products generated by the Stamford Hospital Fuel Cell Combined Heat and Power Project which has a 4.8 MW capacity.  This contract will be accounted for as an operating lease.  UI also signed a contract to purchase, over a fifteen year time period, 84.5% of the delivered products generated by the South Norwalk Bio-Fuel Project which has a 30 MW capacity and which will be accounted for on an accrual basis.  In April 2009, the DPUC approved five additional fuel cell projects to which accrual accounting will be applied and for which contracts were executed by CL&P in July 2009.  All of these contracts will be subject to the cost sharing agreement with CL&P.  UI’s costs associated with all such contracts are recoverable, whether UI is a direct party or pursuant to the sharing agreement.

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

UI’s overall transmission ROE will be determined by the mix of UI’s transmission rate base between new and existing transmission assets, and whether such assets are PTF or non-PTF.  UI’s transmission assets are primarily PTF.  For 2009, UI estimates an overall allowed weighted-average ROE for its transmission business of approximately 12.50%.

Middletown/Norwalk Transmission Project

In December 2008, the 345-kV transmission line from Middletown, Connecticut, to Norwalk, Connecticut (the Project) was completed and the transmission assets were placed in service.

Prior to the assets being placed in service, for project costs incurred before August 8, 2005, the FERC allowed UI to include 50% of Construction Work In Progress (CWIP) expenditures in the rate base and thus earn a return on that portion of UI’s investment before the Project was completed.  Effective as of May 23, 2007, for project costs incurred after August 8, 2005, the FERC allowed UI to include 100% of CWIP expenditures in rate base.  Several public entities sought rehearing of the order granting incentives, but on January 16, 2009, the FERC denied those requests.  On January 29, 2009, the DPUC and the Attorney General of Connecticut filed a petition with the U.S. Court of Appeals seeking judicial review of the FERC’s May 22, 2007 and January 16, 2009 orders.  UI is unable to predict the outcome of these appeals at this time.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)(Continued)

Smart Grid Investment Grant Program

Under the American Recovery and Reinvestment Act of 2009, funds have been appropriated for the U.S. Department of Energy’s (DOE) Smart Grid Investment Grant Program.  A “smart grid” will connect critical points along the system that delivers electricity, from the power plant to the electrical outlet in homes or businesses, by establishing two-way flows of communication.   In August 2009, UI filed an application with the DOE for a $37.5 million grant in “smart grid” funds to accelerate enhancements to its transmission and distribution systems by  investing in a range of projects, specified in its application, designed to increase its power grid’s capabilities in numerous ways (specifically by installing advanced metering and adding distribution automation infrastructure), and in doing so offer measurable benefits to UI’s customers.  UI received notification on October 27, 2009 that UI’s application was denied by the DOE.

(D)  SHORT-TERM CREDIT ARRANGEMENTS

UIL Holdings has a money market loan arrangement with JPMorgan Chase Bank.  This is an uncommitted short-term borrowing arrangement under which JPMorgan Chase Bank may make loans to UIL Holdings for fixed periods, depending on UIL Holdings’ credit rating, the Bank’s credit requirements, and conditions in the financial markets.  JPMorgan Securities, Inc. acts as an agent and sells the loans to investors.  As of September 30, 2009, UIL Holdings had no short-term borrowings outstanding under this arrangement.

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

As of September 30, 2009, UI had no short-term borrowings outstanding under the facility.  UIL Holdings had a standby letter of credit outstanding in the amount of $1 million that expired on January 31, 2009, but was and will continue to be automatically extended for one year from the expiration date (or any future expiration date), unless the issuer bank elects not to extend.  Available credit under this facility at September 30, 2009 for UI and UIL Holdings in the aggregate was $174 million.  UIL Holdings records borrowings under this facility as short-term debt, but the agreement has longer term commitments from banks allowing the Company to borrow and reborrow funds, at its option, to December 22, 2011, thus affording it flexibility in managing its working capital requirements.

In November 2008, UI entered into a revolving credit agreement with Union Bank, N.A., formerly Union Bank of California, N.A., with a borrowing limit of $25 million.  UI terminated that credit agreement on April 27, 2009.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)(Continued)

(E) INCOME TAXES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(In Thousands)
Income tax expense consists of:
Income tax provisions (benefit):
Current
Federal	$17,943	$17,895	$31,303	$34,325
State	3,344	3,711	5,823	5,457
Total current	21,287	21,606	37,126	39,782
Deferred
Federal	(5,278)	(4,148)	(2,398)	(6,740)
State	(2,290)	(1,374)	(3,219)	(2,820)
Total deferred	(7,568)	(5,522)	(5,617)	(9,560)

Investment tax credits	(37)	(37)	(110)	(110)

Total income tax expense	$13,682	$16,047	$31,399	$30,112

Income tax components charged as follows:
Operating tax expense	$13,279	$16,240	$32,524	$32,059
Nonoperating tax benefit	465	(202)	(1,024)	(1,855)
Equity Investments tax expense (benefit)	(62)	9	(101)	(92)

Total income tax expense	$13,682	$16,047	$31,399	$30,112

Legislation enacted in Connecticut in 2009 imposed a 10% surcharge on the corporation business tax for the years 2009, 2010, and 2011. This surcharge, which was effective retroactive to January 1, 2009, increased the statutory rate of Connecticut corporation business tax for 2009 from 7.5% to 8.3%.  Legislation enacted in Connecticut in 2009 also increased the cap on the combined reporting preference tax.  The increase is effective for 2009 and future years.  Due to these changes, which had minimal impact on UIL Holdings’ consolidated financial statements, the combined statutory federal and state income tax rate for UIL Holdings’ Connecticut-based entities for the three and nine month periods ended September 30, 2009 was 40.4%.  The combined statutory federal and state income tax rate for the 2008 periods was 39.9%.

Differences in the treatment of certain transactions for book and tax purposes occur which cause the rate of UIL Holdings’ reported income tax expense to differ from the statutory tax rate described above.  The effective book income tax rate for the three and nine month periods ended September 30, 2009 were 38.6% and 39.7%, respectively, as compared to 42.6% and 43.2% for the three and nine month periods ended September 30, 2008.  The decrease in the 2009 effective book income tax rates from those for the 2008 periods was due primarily to higher state income tax credits accrued in third quarter of 2009 as compared to those accrued in 2008.

UIL Holdings and its subsidiaries are subject to the United States federal income tax statutes administered by the Internal Revenue Service (IRS).  UIL Holdings and its subsidiaries are also subject to the income tax statutes of the State of Connecticut and those of other states in which UIL Holdings’ subsidiaries have operated and transacted business in the past.  As of September 30, 2009, the tax years 2005, 2006, 2007 and 2008 remain open and subject to audit for state income tax purposes. As of September 30, 2009, the tax year 2008 is open and subject to audit for federal income tax purposes. For federal income tax purposes, the IRS recently closed examinations of the tax years 2004, 2005, 2006, and 2007.  The IRS examination of the tax years 2004, 2005, and 2006 resulted in an immaterial assessment to the Company.  The examination of tax year 2007 resulted in no additional assessment or refund to the Company.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)(Continued)

(F) SUPPLEMENTARY INFORMATION

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In Thousands)		(In Thousands)
Operating Revenues
Utility:
Retail	$220,223	$253,314	$614,696	$652,334
Wholesale	-	12,290	202	34,665
Other	34,777	12,895	75,535	41,855
Non-utility revenues:
Other	212	218	653	617
Total Operating Revenues	$255,212	$278,717	$691,086	$729,471

Purchased Power
Purchased power expense	$88,560	$126,567	$264,099	$346,366
Purchased power above market fuel expense credit	-	(5,196)	-	(15,476)
Total Purchased Power Expense	$88,560	$121,371	$264,099	$330,890

Depreciation and Amortization
Utility property, plant, and equipment depreciation	$12,407	$9,622	$36,632	$29,074
Non-utility property, plant, and equipment depreciation	15	26	108	77
Total Depreciation	12,422	9,648	36,740	29,151
Amortization of nuclear plant regulatory assets	13,696	12,379	35,454	32,788
Amortization of purchase power contracts	-	5,196	-	15,476
Subtotal CTA Amortization	13,696	17,575	35,454	48,264
Amortization of intangibles	10	10	31	26
Amortization of other regulatory assets	440	93	1,139	277
Total Amortization	14,146	17,678	36,624	48,567
Total Depreciation and Amortization	$26,568	$27,326	$73,364	$77,718

Taxes - Other than Income Taxes
Operating:
Connecticut gross earnings	$11,754	$10,754	$28,596	$26,131
Local real estate and personal property	4,432	2,781	11,847	7,787
Payroll taxes	1,253	1,122	4,404	4,300
Total Taxes - Other than Income Taxes	$17,439	$14,657	$44,847	$38,218

Other Income and (Deductions), net
Interest income	$872	$578	$2,319	$1,471
Allowance for funds used during construction	545	893	1,368	2,837
Conservation &Load Management incentive	298	198	892	89
Energy generation and load curtailment incentives	149	31	366	184
ISO load response, net	996	1,332	1,626	2,803
Miscellaneous other income and (deductions) - net	645	(658)	751	(1,131)
Total Other Income and (Deductions), net	$3,505	$2,374	$7,322	$6,253

Other Interest, net
Notes Payable	$18	836	$641	1,640
Other	165	194	453	170
Total Other Interest, net	$183	$1,030	$1,094	$1,810

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)(Continued)

(G)  PENSION AND OTHER BENEFITS

The United Illuminating Company Pension Plan covers the majority of the officers and employees of UIL Holdings and UI.  UI also has a non-qualified supplemental pension plan for certain employees and a non-qualified retiree-only pension plan for certain early retirement benefits.

UI has a supplemental retirement benefit trust and through this trust purchased life insurance policies on certain officers of UI to fund the future liability under the non-qualified supplemental pension plan.  The cash surrender value of these policies is included in “Other Investments” on the Consolidated Balance Sheet and is marked-to-market in accordance with ASC 815.

The following tables represent the components of net periodic benefit cost for pension and other postretirement benefits (OPEB) for the three and nine month periods ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$1,533	$1,717	$334	$349
Interest cost	5,233	5,242	1,034	1,051
Expected return on plan assets	(4,278)	(6,432)	(410)	(632)
Amortization of:
Prior service costs	174	188	(26)	(26)
Transition obligation (asset)	-	-	265	265
Actuarial (gain) loss	3,606	1,049	671	465
Net periodic benefit cost (1), (2)	$6,268	$1,764	$1,868	$1,472

	Nine Months Ended September 30,
	Pension Benefits		Other Post-Retirement Benefits
	2009	2008	2009	2008
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$4,600	$5,153	$1,001	$1,046
Interest cost	15,696	15,729	3,103	3,155
Expected return on plan assets	(12,835)	(19,297)	(1,230)	(1,897)
Amortization of:
Prior service costs	523	563	(76)	(77)
Transition obligation (asset)	-	-	794	794
Actuarial (gain) loss	10,818	3,146	2,014	1,394
Net periodic benefit cost (1), (2)	$18,802	$5,294	$5,606	$4,415

(1) For the three month period ended September 30, 2009, UI recorded $2.3 million of pension expense and $0.5 million of OPEB expense as a regulatory asset. For the nine month period ended September 30, 2009, UI recorded $6.0 million of pension expense and $1.4 million of OPEB expense as a regulatory asset. These amounts were recorded as a regulatory asset to reflect the establishment of an annual regulatory asset, as approved by the DPUC, to address the actual increase in pension and post-retirement expense for 2009 and 2010 (see Note (C), Regulatory Proceedings).

(2) For the three month period ended September 30, 2008, UI recorded $0.5 million of pension expense and $0.1 million of OPEB expense as a regulatory asset. For the nine month period ended September 30, 2008, UI recorded $1.5 million of pension expense and $0.3 million of OPEB expense as a regulatory asset. These amounts were recorded as a regulatory asset to reflect additional amounts recoverable in rates due to changes in the use of mortality tables imposed by the IRS (see Note (C), Regulatory Proceedings).

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)(Continued)

The following actuarial weighted-average assumptions were used in calculating net periodic benefit cost for the three and nine month periods ended September 30, 2009 and 2008:

	Three and Nine Months Ended September 30,
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

N/A – not applicable

During late 2008, conditions in the capital markets resulted in reductions in asset values of funded pension and postretirement plans.  Although asset values recovered somewhat in the first nine months of 2009, these reductions, if not offset by additional gains in future years, will result in higher pension and postretirement expenses in future years along with additional cash contributions.  Asset values as of September 30, 2009 and December 31, 2008 were approximately $229.0 million and $211.7 million, respectively.  Currently, there is no minimum required pension contribution for the 2009 plan year, but UI expects to make the minimum required pension contribution, as required by ERISA, of approximately $6 million for the 2010 plan year, subject to current proposals that are pending before the United States Congress.

 (H)  RELATED PARTY TRANSACTIONS

Arnold L. Chase, a Director of UIL Holdings since June 28, 1999, holds a beneficial interest in the building located at 157 Church Street, New Haven, Connecticut, where UI leases office space for its corporate headquarters.  UI’s lease payments for this office space totaled $8.2 million for each of the nine month periods ended September 30, 2009 and 2008.  For each of the three month periods ended September 30, 2009 and 2008, such lease payments totaled $2.7 million.

GenConn, of which UI is a 50-50 joint-venturer, had signed a promissory note (the “Loan”) with UI under which UI advanced up to an aggregate principal amount of $48.5 million to fund GenConn’s construction and other cash needs until permanent financing was arranged.  In connection with the EBL obtained by UI and the Project Financing obtained by GenConn on April 27, 2009, all outstanding balances on the Loan were replaced by a new promissory note, the balance of which was $88.3 million as of September 30, 2009.  See “Note (B) – Capitalization – Long-Term Debt” for further discussion regarding the EBL.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)(Continued)

(J)  COMMITMENTS AND CONTINGENCIES

Connecticut Yankee Atomic Power Company

UI has a 9.5% stock ownership share in the Connecticut Yankee Atomic Power Company (Connecticut Yankee), the carrying value of which was $0.3 million as of September 30, 2009.  In 1996, the Board of Directors of Connecticut Yankee voted unanimously to retire the Connecticut Yankee nuclear plant (the Connecticut Yankee Unit) from commercial operation.  A settlement agreement approved by the FERC that became effective in 2000 allows Connecticut Yankee to collect, through the power contracts with the unit’s owners, the FERC-approved decommissioning costs, other costs associated with the permanent shutdown of the Connecticut Yankee Unit, the unrecovered investment in the Connecticut Yankee Unit, and a return on equity of 6%.  The decommissioning project was completed in 2007.  In October 2007, the State of Connecticut’s Department of Environmental Protection (CDEP) approved Connecticut Yankee’s application for a Stewardship Permit which states that all corrective action measures required at the Connecticut Yankee site pursuant to Connecticut law have been completed subject to post-remediation groundwater monitoring.  In November 2007, the Nuclear Regulatory Commission (NRC) issued a license reduction for the Connecticut Yankee site limiting it to the independent spent-fuel storage installation (ISFSI) (see DOE Spent Fuel Litigation below).

Connecticut Yankee updates the cost of its remaining decommissioning activity, which consists primarily of  ground water monitoring and nuclear fuel storage, at least annually, and more often as needed, and provides UI with a projected recovery schedule depicting annual costs expected to be billed to UI, including a return on investment over the term of the projected recovery period.  The present value of these costs is calculated using UI’s weighted-average cost of capital and, after consideration of recoverability, recorded as a Connecticut Yankee Contract Obligation and a corresponding regulatory asset.  At September 30, 2009, UI has regulatory approval to recover in future rates (through the CTA) its $21.2 million regulatory asset for Connecticut Yankee over a term ending in 2015.

Stock Redemption

On September 22, 2009, the Connecticut Yankee Board of Directors voted to redeem $6.0 million of Connecticut Yankee stock.  In October 2009, UI received $0.6 million in the redemption and its stock ownership share in Connecticut Yankee remains at 9.5% since the redemption was proportional for all owners’ shares.  The stock redemption continues a redemption program designed to align Connecticut Yankee’s equity position with provisions in the 2006 FERC Settlement and fund equity at levels necessary to meet expected on-going requirements.

DOE Spent Fuel Litigation

In the Nuclear Waste Policy Act of 1982, Congress provided for the Department of Energy (DOE) to dispose of spent nuclear fuel and other high-level waste (hereinafter Nuclear Waste) from nuclear generating plants.  In 1983, Connecticut Yankee and the DOE entered into a standard disposal contract mandated by the Act which required the DOE to begin disposing of Connecticut Yankee’s Nuclear Waste by the end of January 1998.

In 1998, Connecticut Yankee filed claims in the United States Court of Federal Claims seeking damages resulting from the breach of the 1983 contracts by the DOE.  In November 1998, the Court ruled that the DOE had breached the contracts and was liable for damages, but left the amount of damages to be determined after a trial on the evidence.  In October 2006, the Court issued judgment for Connecticut Yankee in the amount of $34.2 million for its spent-fuel-related costs through 2001, ruling in favor of Connecticut Yankee on substantially all of the major issues.  UI’s 9.5% ownership share would result in a payment of approximately $3.2 million which, if awarded, would be refunded to customers.  .  In August 2008, the United States Court of Appeals for the Federal Circuit vacated the lower court's $34.2 million damage award, and remanded the case for a re-calculation of damages based on specific contractual rates set forth in one particular DOE publication.  The lower court had based its damage ruling on its view of "reasonable rates".  UI cannot determine what damages the court will now award, but expects that when the court applies the rates as ordered by this ruling, the damage award will be comparable to the prior award.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)(Continued)

In December 2007, Connecticut Yankee filed a second set of complaints against the government seeking unspecified damages incurred since January 1, 2002 for the DOE’s failure to live up to its obligation to begin removing Connecticut Yankee’s spent fuel in 1998.  In July 2009, Connecticut Yankee provided the government with a second set of damage claims totaling approximately $135 million for damages incurred from January 1, 2002 through December 31, 2008.  UI’s 9.5% ownership share would result in a payment of approximately $12.8 million which, if awarded, would be refunded to customers.   As an interim measure until the DOE complies with its contractual obligation to dispose of Connecticut Yankee’s spent fuel, Connecticut Yankee constructed an ISFSI, utilizing dry-cask storage, on the site of the Connecticut Yankee Unit and completed the transfer of its Nuclear Waste to the ISFSI in 2005.

Hydro-Quebec

UI is a participant in the Hydro-Quebec (HQ) transmission tie facility linking New England and Quebec, Canada.  UI has a 5.45% participating share in this facility, which has a maximum 2000-megawatt equivalent generation capacity value.  In April 1991, UI furnished a guarantee in the amount of $11.7 million, for its participating share of the debt financing for one phase of this facility.  The amount of this guarantee, which expires in August 2015, is reduced monthly, proportionate with principal paid on the underlying debt.  As of September 30, 2009, the amount of UI’s guarantee for this debt totaled approximately $1.8 million.

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

Middletown/Norwalk Transmission Project

During construction of the Middletown/Norwalk Transmission Project (the “Project”) in Bridgeport, Connecticut, UI encountered soil contaminated with polychlorinated biphenyls (PCBs). UI stopped construction at the location, which was a road not owned by UI, and notified the CDEP. At the CDEP’s request, UI determined the extent of the contamination on property within, and to some extent beyond, the limits of the Project. UI filed a remediation action plan (RAP) with the CDEP and the United States Environmental Protection Agency (USEPA). Remediation of the PCBs was completed in June 2008 at a cost of $2.9 million. On July 15, 2009, in accordance with a construction agreement between UI, Connecticut Light & Power and the Connecticut Department of Transportation (CDOT), UI requested reimbursement from CDOT of approximately $0.5 million of these costs.   In September 2009, UI responded to a request from CDOT for additional information in support of UI’s reimbursement request.  The remaining $2.4 million, plus any costs not ultimately reimbursed by CDOT, are expected to be recovered through transmission rates and are reflected as such in UIL Holdings’ Consolidated Financial Statements.

Branford Landfill

In June 2007, the USEPA sent UI a request for information and documents related to the environmental conditions at, and the USEPA’s cleanup of, a portion of the East Main Street Disposal Superfund Site in Branford, Connecticut.  That portion of the subject site cleaned up by the USEPA consists of two residential properties.  The USEPA requested information related to the period 1967 to 1986, primarily with respect to UI’s construction and operation of the New Haven Harbor Station generating facility.  After a diligent review of its corporate files and interviewing employees with knowledge regarding New Haven Harbor Station, UI completed and filed the information request with the USEPA in August 2007.  In August 2009, UI received a demand letter from USEPA for approximately $0.6 million to cover the cost of USEPA’s remediation of the East Main Street Disposal Superfund Site.  UI has examined relevant documents in USEPA’s possession and is continuing discussions with USEPA regarding its claim.  UI cannot presently assess the potential financial impact, if any, of the USEPA claim, beyond the amount identified in USEPA’s demand letter to UI.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)(Continued)

UI also received a letter in September 2007 (also addressed to Raytheon Corporation (Raytheon), successor to the building contractor for the New Haven Harbor Station facility, United Engineers and Constructors) in which the current property owner, Shoreline Trailer Court Mobile Homes, states its intent to file suit against UI and Raytheon under the Comprehensive Environmental Response, Liability, and Compensation Act, 42 U.S.C. Sec. 9601, et seq., for compensation relating to its remediation costs at the subject site which is adjacent to East Main Street Disposal Superfund Site noted above.  The owner claims to have remediated the site at a cost of $0.8 million and seeks compensation for that amount from UI and Raytheon.  After a preliminary investigation of the owner’s claims, UI informed the owner that it will not address the claims until the owner provides information supporting the claims.  UI has not received a response and, therefore, cannot presently assess the potential financial impact, if any, of this claim.

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

The City and developer released UI from any further liability with respect to the Steel Point property after title transferred, and the City and/or developer has indemnified UI for environmental matters related to the Steel Point property.  The Steel Point property includes the land up to the bulkhead.  The sole exception to the indemnity regarding the Steel Point property is for personal injury claims brought against UI by UI employees or contractors hired by UI relating to incidents that occurred on the site before title transferred to the City.  UI is not aware of any such claims. In addition, the MOU provides that there is no indemnity for liability related to contaminated harbor sediments.  UI would seek to recover any uninsured costs related to such sediments that are UI’s responsibility, to the extent incurred, through the CTA, in accordance with the ratemaking treatment approved in the DPUC’s July 2006 decision.

A site on the Mill River in New Haven was conveyed by UI in 2000 to an unaffiliated entity, Quinnipiac Energy LLC (QE), reserving to UI permanent easements for the operation of its transmission facilities on the site.  At the time of the sale, a fund of approximately $1.9 million, an amount equal to the then-current estimate for remediation, was placed in escrow for purposes of bringing soil and groundwater on the site into compliance with applicable environmental laws.  Approximately $0.1 million of the escrow fund remains unexpended.  QE has since sold the property to Evergreen Power, LLC (Evergreen Power) and Asnat Realty LLC (Asnat).  UI is unaware of what agreement was reached between QE and Evergreen Power and Asnat regarding future environmental liability or what remediation activity remains to be undertaken at the site.  UI could be required by applicable environmental laws to finish remediating any subsurface contamination at the site if it is determined that QE and/or Evergreen Power and Asnat have not completed the appropriate environmental remediation at the site.  UI  has not updated remediation estimates to date, and does not have specific knowledge of any remediation work done, or remaining to be done, to date on behalf of QE or any subsequent owner.  In July 2008, Evergreen Power and Asnat submitted a claim to UI seeking compensation for environmental remediation on the property, including the existing building which remains on the site.   UIL Holdings cannot presently assess the potential financial impact, if any, of this claim.  As such, as of September 30, 2009, no liability related to this claim has been recorded.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)(Continued)

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

Middletown/Norwalk Transmission Project (the Project)

In 2008, UI funded escrow accounts for certain retention amounts withheld by UI which will remain in place until the completion of the verification of fulfillment of contractor obligations.  As of September 30, 2009, the balance of these escrow accounts was $3.1 million.

UI has received change order requests totaling approximately $36.9 million from the general contractor responsible for civil construction work in connection with the installation of UI’s portion of the Project’s underground electric cable system.  The requests seek compensation for the general contractor and its subcontractors for alleged extra work and delay.  On March 23, 2009, one of the subcontractors filed a lawsuit against the general contractor and UI seeking payment of sums allegedly owed to such subcontractor.   Mediation in August 2009 did not resolve the claim.  On September 2, 2009, the general contractor filed suit against UI and amended its complaint on October 21, 2009.  The general contractor seeks approximately $34.5 million plus interest and costs on behalf of itself and two subcontractors, one of which is the subcontractor that filed the March 23, 2009 lawsuit.  UI has evaluated the change order requests and lawsuits and, in doing so, has retained the services of an independent third party to review the requests and supporting information.  UI intends to defend the litigation vigorously.  If it is determined that any of the change order requests are valid, UI would seek recovery through its transmission revenue requirement.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)(Continued)

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

Property Tax Assessment

In the first quarter of 2007, UI received notice from the City of Bridgeport (Bridgeport) that the personal property tax assessment for October 1, 2006 had been increased from the amount declared by UI of $55.7 million to $69.7 million, based upon the assertion by Bridgeport that UI’s property tax declaration was not timely filed.  UI mailed the declarations prior to the November 1, 2006 filing deadline, but the assessor asserts that the declarations were received after November 1, 2006 and were thus not timely filed.  UI appealed the increased assessment to the Bridgeport Board of Assessment Appeal which denied the appeal.  UI believes that its property tax declaration was filed on a timely basis under Connecticut law and is contesting the increased assessment in the Superior Court of the State of Connecticut.  UI paid its property tax obligations to Bridgeport, which included the increased assessment of $0.6 million, in order to avoid any potential interest charges applicable to unpaid property tax assessments.  UI has amended its complaint with the Superior Court to seek a refund of this $0.6 million payment and has recorded a receivable on UIL Holdings’ Consolidated Balance Sheet.

Cross-Sound Cable Company, LLC

UIL Holdings and its subsidiary United Capital Investments, Inc. (UCI) continue to provide two guarantees, in original amounts of $2.5 million and $1.3 million, in support of guarantees by Hydro-Quebec (HQ), the former majority owner of Cross-Sound (an entity in which UCI held a minority interest until the sale of that interest in February 2006), to third parties in connection with the construction of the project.

The $2.5 million guarantee supports an HQ guarantee to the Long Island Power Authority to provide for damages in the event of a delay in the date of achieving commercial operation of the Cross-Sound cable.  UIL Holdings expects commercial operating status to be maintained and, accordingly, it has not recorded a liability related to this guarantee in its Consolidated Balance Sheet as of September 30, 2009.

The $1.3 million guarantee supports an agreement under which Cross-Sound is providing compensation to shell fishermen for their losses, including loss of income, incurred as a result of the installation of the cable.  The payments to the fishermen are being made over a 10-year period, ending October 2013, and the obligation under this guarantee reduces proportionately with each payment made. As of September 30, 2009, the remaining amount of the guarantee was $0.9 million.  UIL Holdings believes there is a low probability that it would be required to fund this guarantee and, as such, has not recorded a liability related to this guarantee in its Consolidated Balance Sheet as of September 30, 2009.

GE Packaged Power

During 2008, UIL Holdings executed two Guarantee Agreements (the “Guarantees”) for the benefit of GE Packaged Power, Inc. (“Contractor”), an affiliate of General Electric Company.  UIL Holdings guaranteed to Contractor that in the event GenConn Devon or GenConn Middletown (the “Buyers”), failed to perform or observe the terms and provisions of their agreements (the “Contracts”) with Contractor for the supply of four LM6000 gas turbine generators to be installed at Buyers’ to-be constructed peaking power generation facilities, UIL Holdings would take steps necessary to achieve performance or observance of the Contracts.  In connection with the EBL obtained by UI and the Project Financing obtained by GenConn on April 27, 2009, UIL’s obligations under the guarantee agreements with GE Packaged Power were terminated.  See “Note (B) – Capitalization – Long-Term Debt” for further discussion regarding the EBL and Project Financing.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)(Continued)

(K) FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with ASC 820 “Fair Value Measurements and Disclosures”, UIL Holdings applies fair value measurements to certain assets and liabilities, specifically derivative assets and liabilities related to contracts for differences, assets related to its deferred compensation plan, supplemental retirement benefit trust life insurance policies and asset retirement obligations.  See Note (C), “Regulatory Proceedings” for additional disclosures related to ASC 820.

As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC 820 outlines three valuation techniques, including: 1) the market approach, which utilizes prices and other relevant information generated by market transactions; 2) the income approach, which converts future amounts, including cash flows, to a discounted present value; and 3) the cost approach, which is based on the amount that currently would be required to replace the asset.  Inputs into these valuation techniques can be readily observable, market corroborated, or generally unobservable.  ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value.  The three levels of the fair value hierarchy are as follows:

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

Level 3 -
Pricing inputs include significant inputs that are generally less observable from objective sources.  These inputs may be used with internally-developed methodologies that result in management’s best estimate of fair value.  Level 3 instruments include those that may be more structured or otherwise tailored to customers’ needs.  At each balance sheet date, UIL Holdings performs an analysis of all instruments subject to ASC 820 and includes in Level 3 all of those whose fair value is based on significant unobservable inputs.

UIL Holdings utilizes an income approach valuation technique to value the majority of its assets and liabilities measured and reported at fair value.  As required by ASC 820, financial assets and liabilities are classified in their entirety, based on the lowest level of input that is significant to the fair value measurement.  UIL Holdings’ assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)(Continued)

The following tables set forth, by level within the fair value hierarchy, UIL Holdings’ financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2009 and December 31, 2008.

	September 30, 2009

	Level 1	Level 2	Level 3	Total
	(In Thousands)

Assets:
Contracts for differences	$-	$-	$11,542	$11,542
Deferred Compensation Plan	3,299	-	-	3,299
Supplemental retirement benefit trust life insurance policies (Note G)	4,816	-	-	4,816
	$8,115	$-	$11,542	$19,657

Liabilities:
Contracts for differences	$-	$-	$111,166	$111,166

Net fair value assets/(liabilities), September 30, 2009	$8,115	$-	$(99,624)	$(91,509)

	December 31, 2008

	Level 1	Level 2	Level 3	Total
	(In Thousands)

Assets:
Contracts for differences	$-	$-	$8,649	$8,649
Deferred Compensation Plan	3,164	-	-	3,164
Supplemental retirement benefit trust life insurance policies (Note G)	3,954	-	-	3,954
	$7,118	$-	$8,649	$15,767

Liabilities:
Contracts for differences	$-	$-	$92,142	$92,142

Net fair value assets/(liabilities), December 31, 2008	$7,118	$-	$(83,493)	$(76,375)

The determination of fair value of the contracts for differences was based on a probability-based expected cash flow analysis that was discounted at the September 30, 2009 or December 31, 2008 risk-free interest rates, as applicable, and an adjustment for non-performance risk using credit default swap rates.  Certain management assumptions were required, including development of pricing that extended over the term of the contracts.  In addition, UIL performed an assessment of risks related to obtaining regulatory, legal and siting approvals, as well as obtaining financing resources and ultimately attaining commercial operation.   The DPUC has determined that changes in fair value associated with these contracts for differences are fully recoverable.  As a result, such changes have no impact on UIL Holdings’ net income.

Under the UIL Deferred Compensation Plan (DCP), Named Executive Officers and certain other executives may elect to defer certain elements of compensation.  Participants in the DCP are permitted to direct investments of their elective deferral accounts into ‘deemed’ investments consisting of non-publicly traded mutual funds available through variable insurance products and Company common stock equivalents.  These investments, which are actively traded in sufficient frequency and volume to provide pricing information on an ongoing basis, are marked-to-market in accordance with ASC 815 based upon such pricing information.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)(Continued)

The following tables set forth a reconciliation of changes in the fair value of the assets and liabilities above that are classified as Level 3 in the fair value hierarchy for the nine month period ended September 30, 2009.  The increase in the net fair value of the net contracts for differences during the nine month period ended September 30, 2009 is primarily due to an increase in the probability of one of the projects attaining commercial operation.

Nine Months Ended
September 30, 2009
(In Thousands)

Net contracts for differences assets/(liabilities), December 31, 2008	$(83,493)
Unrealized gains and (losses), net	(16,131)
Purchases, issuances, and settlements	-
Transfers in and/or out of Level 3	-
Net contracts for differences assets/(liabilities), September 30, 2009	$(99,624)

Change in unrealized gains (losses), net relating to net contracts for differences assets/(liabilities), still held as of September 30, 2009	$(16,131)

For the nine month period ended September 30, 2008, the unrealized loss relating to net contracts for differences assets/(liabilities) was $48.0 million which was primarily due to an increase in the probability of one of the projects attaining commercial operation.

The following table sets forth a reconciliation of changes in the net regulatory asset/(liability) balances that were established to recover any unrealized gains/(losses) associated with the contracts for differences for the nine month period ended September 30, 2009.  The amounts offset the net contract for differences liabilities detailed above.

Nine Months Ended
September 30, 2009
(In Thousands)

Net regulatory assets/(liabilities), December 31, 2008	$83,493
Unrealized (gains) and losses, net	16,131
Net regulatory assets/(liabilities), September 30, 2009	$99,624

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)(Continued)

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

(In Thousands)
	Three months ended September 30, 2009
	UI
	Distribution	Transmission	Total UI	Other (1)	Total
Operating Revenues	$206,852	$48,148	$255,000	$212	$255,212
Purchased power	88,560	-	88,560	-	88,560
Operation and maintenance	54,696	7,043	61,739	159	61,898
Transmission wholesale	-	18,584	18,584	-	18,584
Depreciation and amortization	23,414	3,128	26,542	26	26,568
Taxes - other than income taxes	11,186	6,254	17,440	(1)	17,439
Operating Income (Loss)	28,996	13,139	42,135	28	42,163

Other Income and (Deductions), net	3,405	111	3,516	(11)	3,505

Interest Charges, net	6,174	3,070	9,244	989	10,233

Income (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	26,227	10,180	36,407	(972)	35,435
Income Taxes (Benefits)	10,795	3,326	14,121	(439)	13,682
Income (Loss) From Continuing Operations Before Equity Earnings	15,432	6,854	22,286	(533)	21,753
Income (Losses) from Equity Investments	17	-	17	-	17
Income (Loss) From Continuing Operations	15,449	6,854	22,303	(533)	21,770
Discontinued Operations, Net of Tax	-	-	-	(30)	(30)
Net Income (Loss)	$15,449	$6,854	$22,303	$(563)	$21,740

	Three months ended September 30, 2008
	UI
	Distribution	Transmission	Total UI	Other (1)	Total
Operating Revenues	$239,908	$38,591	$278,499	$218	$278,717
Purchased power	121,371	-	121,371	-	121,371
Operation and maintenance	49,719	5,608	55,327	233	55,560
Transmission wholesale	-	15,906	15,906	-	15,906
Depreciation and amortization	26,163	1,127	27,290	36	27,326
Taxes - other than income taxes	10,964	3,693	14,657	-	14,657
Operating Income (Loss)	31,691	12,257	43,948	(51)	43,897

Other Income and (Deductions), net	2,025	214	2,239	135	2,374

Interest Charges, net	4,756	2,794	7,550	1,065	8,615

Income (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	28,960	9,677	38,637	(981)	37,656
Income Taxes (Benefits)	12,669	3,619	16,288	(241)	16,047
Income (Loss) From Continuing Operations Before Equity Earnings	16,291	6,058	22,349	(740)	21,609
Income (Losses) from Equity Investments	22	-	22	-	22
Income (Loss) From Continuing Operations	16,313	6,058	22,371	(740)	21,631
Discontinued Operations, Net of Tax	-	-	-	(93)	(93)
Net Income (Loss)	$16,313	$6,058	$22,371	$(833)	$21,538

(1) Includes UIL Holdings Corporate and UIL Holdings' non-utility businesses.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)(Continued)

(In Thousands)
	Nine months ended September 30, 2009
	UI
	Distribution	Transmission	Total UI	Other (1)	Total
Operating Revenues	$566,432	$124,001	$690,433	$653	$691,086
Purchased power	264,099	-	264,099	-	264,099
Operation and maintenance	143,872	20,278	164,150	536	164,686
Transmission wholesale	-	42,373	42,373	-	42,373
Depreciation and amortization	64,138	9,087	73,225	139	73,364
Taxes - other than income taxes	30,977	13,865	44,842	5	44,847
Operating Income (Loss)	63,346	38,398	101,744	(27)	101,717

Other Income and (Deductions), net	7,029	251	7,280	42	7,322

Interest Charges, net	18,250	8,669	26,919	3,107	30,026

Income (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	52,125	29,980	82,105	(3,092)	79,013
Income Taxes (Benefits)	21,865	10,760	32,625	(1,226)	31,399
Income (Loss) From Continuing Operations Before Equity Earnings	30,260	19,220	49,480	(1,866)	47,614
Income (Losses) from Equity Investments	45	-	45	-	45
Income (Loss) From Continuing Operations	30,305	19,220	49,525	(1,866)	47,659
Discontinued Operations, Net of Tax	-		-	(108)	(108)
Net Income (Loss)	$30,305	$19,220	$49,525	$(1,974)	$47,551

	Nine months ended September 30, 2008
	UI
	Distribution	Transmission	Total UI	Other (1)	Total
Operating Revenues	$633,709	$95,145	$728,854	$617	$729,471
Purchased power	330,890	-	330,890	-	330,890
Operation and maintenance	143,006	16,548	159,554	920	160,474
Transmission wholesale	-	33,888	33,888	-	33,888
Depreciation and amortization	73,944	3,670	77,614	104	77,718
Taxes - other than income taxes	29,329	8,896	38,225	(7)	38,218
Operating Income (Loss)	56,540	32,143	88,683	(400)	88,283

Other Income and (Deductions), net	4,687	908	5,595	658	6,253

Interest Charges, net	14,591	7,017	21,608	3,022	24,630

Income (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	46,636	26,034	72,670	(2,764)	69,906
Income Taxes (Benefits)	22,071	8,993	31,064	(952)	30,112
Income (Loss) From Continuing Operations Before Equity Earnings	24,565	17,041	41,606	(1,812)	39,794
Income (Losses) from Equity Investments	(231)	-	(231)	-	(231)
Income (Loss) From Continuing Operations	24,334	17,041	41,375	(1,812)	39,563
Discontinued Operations, Net of Tax	-	-	-	(167)	(167)
Net Income (Loss)	$24,334	$17,041	$41,375	$(1,979)	$39,396

	UI (2)
	Distribution	Transmission	Total UI	Other (1) (3)	Total
Total Assets at September 30, 2009	$-	$-	$2,147,711	$12,631	$2,160,342

Total Assets at December 31, 2008	$-	$-	$2,064,889	$18,297	$2,083,186

(1) Includes UIL Holdings Corporate and UIL Holdings' non-utility businesses.
(2) Information for segmenting total assets between Distribution and Transmission is not available. Total UI assets are disclosed in the Total UI column. Net plant in service is segregated by segment and, as of September 30, 2009, was $660.7 million and $452.6 million, respectively, for Distribution and Transmission. As of December 31, 2008, net plant in service was $629.1 million and
$444.3 million, respectively, for Distribution and Transmission.
(3) Includes assets of discontinued operations held for sale.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)(Continued)

(N) DISCONTINUED OPERATIONS

UIL Holdings substantially completed its sale of the business of its wholly-owned subsidiary Xcelecom, effective December 31, 2006, and in accordance with the provisions of ASC 360, the results of those Xcelecom businesses have been reported as discontinued operations in the accompanying Consolidated Statement of Income for the three and nine month periods ended September 30, 2009 and 2008, respectively, and as discontinued operations held for sale in the Consolidated Balance Sheet as of September 30, 2009 and December 31, 2008.  Certain Xcelecom businesses that did not meet the criteria of ASC 360 are reported in continuing operations. A summary of the discontinued operations of Xcelecom follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In Thousands)		(In Thousands)

Net operating revenues	$-	$-	$-	$-

Operating loss	$(59)	$(156)	$(188)	$(561)

Income (Loss) before income taxes	$(58)	$(155)	$(187)	$(274)
Income tax benefit (expense)	28	62	79	107
Net income (loss) from discontinued operations	$(30)	$(93)	$(108)	$(167)

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

UIL Holdings is contingently liable to sureties on performance and payment bonds issued by those sureties, relating to construction projects entered into by Xcelecom and its former subsidiaries in the normal course of business.  Surety bonds remain outstanding on certain projects being completed by Xcelecom’s former companies.  As of September 30, 2009, sureties had issued bonds for the account of Xcelecom in the aggregate amount of approximately $25.2 million.  The expected remaining cost to complete for the projects covered by such surety bonds was approximately $0.1 million as of September 30, 2009.  Sureties have never been required to make payments on Xcelecom’s behalf under the bonds, and UIL Holdings believes that the buyers of Xcelecom’s former companies have every incentive to continue to perform their obligations on the construction projects and have adequate management and other resources to do so.  Accordingly, UIL Holdings concluded that it need not record a liability in connection with these obligations in its Consolidated Balance Sheet as of September 30, 2009.

Xcelecom recognizes certain significant claims for recovery of incurred costs when (1) it is probable that the claim will result in additional contract revenue, (2) when the amount of the claim can be reliably estimated, and (3) when it is determined that there is legal basis for the claim.  UIL Holdings has the right to certain claims related to the sales of the Xcelecom businesses that are not included in the accompanying statement of financial position as of September 30, 2009.

The buyer of the former Xcelecom companies comprising its systems integration business signed a promissory note payable to Xcelecom or UIL Holdings in connection with the sale of that business, which totals $1.5 million as of September 30, 2009.  In June 2009, UIL Holdings was notified that the buyer was in default on its senior third party credit line, which prohibits it from making any subordinated debt payments, including payments under the promissory note.  UIL Holdings and the buyer have agreed to a replacement note which calls for principal payments beginning in July 2010 with full payment in September 2011.  The buyer is paying interest on a monthly basis.

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

Two peaking generation projects, each with a nominal capacity of 200 megawatts (MW), are to be built at NRG’s existing Connecticut plant locations in Devon and Middletown.  GenConn’s Devon plant is scheduled to be in commercial operation by June 1, 2010, and its Middletown plant is scheduled to be in commercial operation by June 1, 2011.  GenConn recovers its costs under a contract for differences (CfD) agreement which is cost of service based.  GenConn has signed CfDs for both projects with CL&P.  The cost of the contracts will be paid by customers and will be subject to a cost-sharing agreement whereby approximately 20% of the cost is borne by UI customers and approximately 80% by CL&P customers.

Given the anticipated commercial operation date for the Devon plant of June 1, 2010, GenConn is required to file a rate case request with the DPUC seeking approval of 2010 revenue requirements no later than December 3, 2009.

As a result of changed market conditions and updated cost information, GenConn project costs, including financing costs, have increased over the proposal it had originally submitted to the DPUC.  The increase was driven primarily by increased financing costs and the cost to build interconnection facilities at the Middletown site.  The DPUC has ruled that prudently incurred financing costs, interconnection costs and taxes will be recoverable and, therefore, GenConn expects to recover such costs in DPUC-approved future revenues.  The CfDs will provide for a true-up of revenue from the ISO New England Markets in which GenConn participates to DPUC approved revenue requirements.

On April 27, 2009, UI closed on a bank financing in the amount of $121.5 million with a syndicate of banks (the “Equity Bridge Loan” or “EBL”), the proceeds of which will be used by UI to fund its commitments as a 50% owner of GenConn.  UI expects that GenConn will direct approximately $57 million of such amount to GenConn Devon LLC (GenConn Devon) and approximately $64.5 million to GenConn Middletown LLC (GenConn Middletown), each of which is a wholly owned subsidiary of GenConn, for use in the construction of peaking generation facilities by those entities.  UI will draw on this facility as needed to fund its commitments to GenConn as construction progresses.  UI does not have any further funding commitments to GenConn at this time and does not guarantee any of GenConn’s obligations.  Borrowings under this facility as of September 30, 2009 were $88.3 million.

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

The EBL must be repaid upon the earlier of its maturity date or the attainment of commercial operation, which is expected to be June 2010 for the GenConn Devon and June 2011 for GenConn Middletown.  The initial maturity date of the loan is April 27, 2010, and may be extended to June 1, 2011, so long as that on the date of extension project construction is continuing and the Project Financing is not due and payable.  UI expects to replace the EBL with cash on hand and with funds raised in the capital markets.

As a result of GenConn obtaining the Project Financing, UIL Holdings’ obligations were terminated under guarantee agreements it had made with an affiliate of General Electric Company (GE) in connection with the purchase of GE turbines by GenConn Devon and GenConn Middletown.

Contracts for Differences

In accordance with FASB ASC 820 “Fair Value Measurements and Disclosures” (ASC 820), UIL Holdings applies fair value measurements to certain assets and liabilities, a portion of which fall into Level 3 of the fair value hierarchy defined by ASC 820 as pricing inputs that include significant inputs that are generally less observable from objective sources.  As of September 30, 2009, the assets and liabilities that are accounted for at fair value on a recurring basis as Level 3 instruments are contracts for differences, which represent 58.7% of the total amount of assets, and 100% of the total amount of liabilities accounted for at fair value on a recurring basis.  The determination of fair value of the contracts for differences is based on a probability-based expected cash flow analysis that is discounted at risk-free interest rates and an adjustment for non-performance risk using credit default swap rates.  Certain management assumptions were made in this valuation process, including development of pricing that extended over the term of the contracts.  In addition, UIL performs an assessment of risks related to obtaining regulatory, legal and siting approvals, as well as obtaining financing resources and ultimately attaining commercial operation.   The DPUC has determined that costs associated with these contracts for differences are fully recoverable.  As a result, there is no impact on UIL Holdings’ net income as any unrealized gains/(losses) resulting from quarterly mark-to-market adjustments are offset by the establishment of regulatory assets/(liabilities) that have been recognized for the purpose of such recovery.

Legislation & Regulation

2008 Rate Case

On February 4, 2009, the DPUC issued its final decision regarding UI’s application requesting an increase in distribution rates (the “2009 Decision”), the results of which included a $6.13 million increase in revenue requirements for 2009, compared to 2008.  Because a larger, previously approved increase in revenue requirements for 2009 had gone into effect January 1, 2009, UI returned approximately $0.97 million to ratepayers through a one-time adjustment in April 2009.  The 2009 Decision provides for an allowed distribution return on equity of 8.75%, a decrease from the previously approved 9.75%, and a capital structure of 50% equity and 50% debt compared to the previously approved 48% equity and 52% debt.  The 2009 Decision continues the prior earnings sharing mechanism structure, applying to the new 8.75% allowed return, whereby 50% of any earnings over the allowed twelve month level is returned to customers and 50% is retained by UI.  Given the effective date of the 2009 Decision, UI’s allowed distribution weighted average return on equity for 2009 is 8.84%.  The 2009 Decision provides for recovery of updated pension and postretirement expense for 2010, based upon a December 31, 2009 valuation.  The 2009 Decision also provides for an additional increase in distribution revenue requirements of $19.14 million for 2010.

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

2009 Rates

In December 2008, the DPUC issued a letter ruling to address changes to all of UI’s rate components effective as of January 1, 2009.  The letter ruling approved requested changes to UI’s distribution charges as well as changes to UI’s transmission, Systems Benefits Charge (SBC), and Non-Bypassable Federally Mandated Congestion Charges (NBFMCC).  The letter ruling also approved Generation Services Charge (GSC) rates for 2009, and last resort service GSC rates for the January 1, 2009 through March 31, 2009 time period.  During 2009, UI has received letter rulings from the DPUC approving last resort service GSC rates through December 31, 2009.

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

UI has wholesale power supply agreements in place for the supply of all of UI’s standard service customers for all of 2009, all of 2010, 60% for 2011 and 10% for 2012.  Supplier of last resort service is procured on a quarterly basis.  UI determined that its contracts for standard service and supplier of last resort service are derivatives under ASC 815 “Derivatives and Hedging” and elected the “normal purchase, normal sale” exception under ASC 815.  As such, UI regularly assesses the accounting treatment for its power supply contracts.  These wholesale power supply agreements contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt were to fall below investment grade.  In October 2009,

Moody’s Investor Services released its updated credit rating report for UI within which UI maintained a Baa2 rating with a stable outlook.   UI’s credit rating would have to decline two ratings to fall below investment grade.  If this were to occur, monthly amounts due and payable to the power suppliers would be accelerated to semi-monthly payments.  UI would also have to deliver collateral security in an amount equal to the receivables due to the sellers for the thirty day period immediately preceding the default notice.  As of September 30, 2009, UI would have had to post collateral worth approximately $21 million in such a case.

As a result of an April 2008 DPUC decision, UI is permitted to seek long-term contracts for up to 20% of standard service requirements.  UI is in the process of exploring long-term contract options, the goal of which is to obtain long-term energy supply contracts and Connecticut Class I Renewable Energy Certificates for UI’s standard service customers that will result in economic benefit to ratepayers, both in terms of risk and cost mitigation.  Negotiations with potential suppliers are on-going, but no agreements have been executed.

Competitive Transition Assessment (CTA)

UI’s CTA collection recovers costs that have been reasonably incurred, or will be incurred, to meet its public service obligations and that will likely not otherwise be recoverable in a competitive market.  These “stranded costs” include above-market long-term purchased power contract obligations, regulatory asset recovery and above-market investments in power plants.  A significant amount of UI’s earnings is generated by the authorized return on the equity portion of unamortized stranded costs in the CTA rate base.  UI’s after-tax earnings attributable to CTA for the nine month periods ended September 30, 2009 and 2008 were $5.5 million and $6.9 million, respectively. A significant portion of UI’s cash flow from operations is also generated from those earnings and from the recovery of the CTA rate base.  Cash flow from operations related to CTA amounted to $30.0 million for each the nine month periods ended September 30, 2009 and 2008.  The CTA rate base has declined from year to year for a number of reasons, including:  amortization of stranded costs, the sale of UI’s nuclear units, and adjustments made through the annual DPUC review process.  The original rate base component of stranded costs, as of January 1, 2000, was $433 million.  It has since declined to $166.3 million at September 30, 2009.  In the future, UI’s CTA earnings will decrease while, based on UI’s current projections, cash flow will remain fairly constant until stranded costs are fully amortized.  Total CTA cost recovery is currently projected to be completed in 2015, with stranded cost amortizations expected to end in 2013.  The date by which stranded costs are fully amortized depends primarily upon the DPUC’s future decisions, which could affect future rates of stranded cost amortization.

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

UI’s overall transmission ROE will be determined by the mix of UI’s transmission rate base between new and existing transmission assets, and whether such assets are PTF or non-PTF.  UI’s transmission assets are primarily PTF.  For 2009, UI estimates an overall allowed weighted-average ROE for its transmission business of approximately 12.50%.

Middletown/Norwalk Transmission Project

In December 2008, the 345-kV transmission line from Middletown, Connecticut, to Norwalk, Connecticut (the Project) was completed and the transmission assets were placed in service.

Prior to the assets being placed in service, for project costs incurred before August 8, 2005, the FERC allowed UI to include 50% of Construction Work In Progress (CWIP) expenditures in the rate base and thus earn a return on that portion of UI’s investment before the Project was completed.  Effective as of May 23, 2007, for project costs incurred after August 8, 2005, the FERC allowed UI to include 100% of CWIP expenditures in rate base.  Several public entities sought rehearing of the order granting incentives, but on January 16, 2009, the FERC denied those requests.  On January 29, 2009, the DPUC and the Attorney General of Connecticut filed a petition with the U.S. Court of Appeals seeking judicial review of the FERC’s May 22, 2007 and January 16, 2009 orders.  UI is unable to predict the outcome of these appeals at this time.

Smart Grid Investment Grant Program

Under the American Recovery and Reinvestment Act of 2009, funds have been appropriated for the U.S. Department of Energy’s (DOE) Smart Grid Investment Grant Program.  A “smart grid” will connect critical points along the system that delivers electricity, from the power plant to the electrical outlet in homes or businesses, by establishing two-way flows of communication.   In August 2009, UI filed an application with the DOE for a $37.5 million grant in “smart grid” funds to accelerate enhancements to its transmission and distribution systems by investing in a range of projects, specified in its application, designed to increase its power grid’s capabilities in numerous ways (specifically by installing advanced metering and adding distribution automation infrastructure), and in doing so offer measurable benefits to UI’s customers.  UI received notification on October 27, 2009 that UI’s application was denied by the DOE.

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

LIQUIDITY AND CAPITAL RESOURCES

UIL Holdings generates its capital resources primarily through operating and financing activities.  At September 30, 2009, UIL Holdings had $9.5 million of unrestricted cash and temporary cash investments.  This represents an increase of $1.7 million from the corresponding balance at December 31, 2008.

The components of this increase, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

(In Millions)

Unrestricted cash and temporary cash investments, December 31, 2008	$7.7

Net cash provided by operating activities	115.1

Net cash provided by (used in) investing activities:
Related party note receivable	(52.7)
Cash invested in plant - including AFUDC debt	(85.9)
Restricted cash (1)	7.7
(130.9)

Net cash provided by (used in) financing activities:
Issuances of common stock	92.2
Issuances/payments of long-term debt, net	109.0
Payments on short-term notes payable, net	(148.0)
Dividend payments	(34.7)
Other financing activities	(0.9)
17.5

Net change in cash	1.7

Unrestricted cash and temporary cash investments, September 30, 2009	9.5
(1) As of September 30, 2009, UIL Holdings had $3.4 million in restricted cash which primarily relates to certain retention amounts concerning the Middletown/Norwalk Transmission Project which have been withheld by UI and will remain in place until the completion of the project and verification of fulfillment of contractor obligations.

The unrestricted cash position of UIL Holdings increased by $1.7 million from December 31, 2008 to September 30, 2009, as cash provided by operating and financing activities exceeded cash used in investing activities.  Cash used in investing activities during the first nine months of 2009 consisted primarily of capital expenditures of $85.9 million for distribution and transmission infrastructure as well as an additional $52.7 million in funds loaned to GenConn.  Cash provided by financing activities during the first nine months of 2009 included $92.2 million from issuances of common stock, $109.0 million from net issuances of long-term debt, partially offset by net payments on short-term notes payable of $148.0 million and the quarterly dividend payments on UIL Holdings’ common stock totaling $34.7 million.

UIL Holdings accesses capital through both long-term and short-term financing arrangements.  Total current and long-term debt outstanding as of September 30, 2009 was $713.3 million, as compared to $604.3 million at year-end December 31, 2008.  In December 2009, $51 million of UI’s senior notes will mature.   In October 2009, UI initiated a process to issue debt to repay $50 million of such notes and expects to complete the process in December 2009.

UIL Holdings and UI have a revolving credit agreement with a group of banks that extends to December 22, 2011.  The borrowing limit under the facility for UI is $175 million, with $50 million of the limit available for UIL Holdings.  The facility permits borrowings at fluctuating interest rates determined by reference to Citibank’s New York base rate and the Federal Funds Rate (as defined in the facility), and also permits borrowings for fixed periods up to six months as specified by UI and UIL Holdings at fixed interest rates determined by the Eurodollar interbank market in London (LIBOR).  The facility also permits the issuance of letters of credit up to $50 million.  As of September 30, 2009, UI had no outstanding borrowings under the facility and UIL Holdings had a standby letter of credit outstanding in the amount of $1 million.   The UIL Holdings standby letter of credit reduces the amount of credit available for UI.  Available credit, under this facility, at September 30, 2009 for UI was $174 million, of which $49 million is available for UIL Holdings.

In November 2008, UI entered into a revolving credit agreement with Union Bank, N.A., formerly Union Bank of California, N.A., with a borrowing limit of $25 million.  UI terminated that credit agreement on April 27, 2009.

During late 2008, conditions in the capital markets resulted in reductions in asset values of funded pension and postretirement plans.  Although asset values recovered somewhat in the first nine months of 2009, these reductions, if not offset by additional gains in future years, will result in higher pension and postretirement expenses in future years along with additional cash contributions.  Asset values as of September 30, 2009 and December 31, 2008 were approximately $229.0 million and $211.7 million, respectively.  Currently, there is no minimum required pension contribution for the 2009 plan year, but UI expects to make the minimum required pension contribution, as required by ERISA, of approximately $6 million for the 2010 plan year, subject to current proposals that are pending before the United States Congress.

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

GenConn has approval from the DPUC to build 200 MW of nominal capacity at NRG’s existing plant in Devon, CT (the “Devon Project”) and 200 MW of nominal capacity at NRG’s existing plant in Middletown, CT (the “Middletown Project”).  GenConn expects to finance 50% of its capital requirements with the proceeds of the Project Financing it obtained on April 27, 2009.  UI and NRG will each make an equity investment in GenConn on a 50%/50% basis to meet the remaining 50% of GenConn’s capital requirements.  Such equity investments are expected to occur within the first six months of 2010 in the amount of approximately $57 million for the Devon Project and within the first six months of 2011 in the amount of approximately $64.5 million for the Middletown Project.  UI expects to use the proceeds of the EBL it obtained on April 27, 2009 for its portion of those requirements and to replace the EBL with cash on hand and with funds raised in the capital markets.  See Part I, Item 1, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements – Note (B), Capitalization for further discussion of the EBL.

UI’s wholesale power supply agreements contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt were to fall below investment grade.  In October 2009, Moody’s Investor Services released its updated credit opinion for UI within which UI maintained a Baa2 rating with a stable outlook.   UI’s credit rating would have to decline two ratings to fall below investment grade.  If this were to occur, monthly amounts due and payable to the power suppliers would be accelerated to semi-monthly payments.  UI would also have to deliver collateral security in an amount equal to the receivables due to the sellers for the thirty day period immediately preceding the default notice.  As of September 30, 2009, UI would have had to post collateral worth approximately $21 million in such a case.

Financial Covenants

UIL Holdings and its operating subsidiary, UI, are required to comply with certain covenants in connection with their respective loan agreements.  The covenants are normal and customary in bank and loan agreements, and UIL Holdings and UI are both in compliance with such covenants at September 30, 2009.

2009 Capital Resource Projections

During the first quarter of 2009, UIL Holdings elected to significantly reduce its planned capital spending for 2009 in response to conditions in the capital markets.  The 2009 capital expenditure projections of $140-$155 million previously disclosed in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2008, were reduced to $75 - $90 million and have now been partially restored.  The details are as follows:

	(In Millions)

Distribution	$90.0	-	$95.0

Transmission	25.0	-	30.0

Total Projected UI Capital Expenditures (1)	$120.0	-	$125.0

(1) Projections are not intended to be additive to derive total expenditures.

Contractual and Contingent Obligations

There have been no material changes in UIL Holdings’ 2009 contractual and contingent obligations from those reported in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

CRITICAL ACCOUNTING POLICIES

UIL Holdings’ Consolidated Financial Statements are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty.  UIL Holdings believes that investors need to be aware of these policies and how they impact UIL Holdings’ financial reporting to gain a more complete understanding of UIL Holdings’ Consolidated Financial Statements as a whole, as well as management’s related discussion and analysis presented herein.  While UIL Holdings believes that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts.  The accounting policies and related risks described in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2008 are those that depend most heavily on these judgments and estimates.  At September 30, 2009, there have been no material changes to any of the Critical Accounting Policies described therein.

OFF-BALANCE SHEET ARRANGEMENTS

UIL Holdings and its subsidiaries occasionally enter into guarantee contracts in the ordinary course of business.  At the time a guarantee is provided, an analysis is performed to assess the expected financial impact, if any, based on the likelihood of certain events occurring that would require UIL Holdings to perform under such guarantee.

Subsequent analysis is performed on a periodic basis to assess the impact of any changes in events or circumstances.  If such an analysis results in an amount that is inconsequential, no liability is recorded on the balance sheet related to the guarantee.  As of September 30, 2009, UIL Holdings had certain guarantee contracts outstanding for which no liability has been recorded in the Consolidated Financial Statements.  See Part I, Item 1, “Financial Statements – Notes to Consolidated Financial Statements – Note (J), Commitments and Contingencies,” of this Form 10-Q for further discussion of such guarantees.

NEW ACCOUNTING STANDARDS

UIL Holdings reviews new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have.  As of the filing of this Quarterly Report on Form 10-Q, there were no new accounting standards issued that UIL Holdings expects to have a material impact on its consolidated financial position, results of operations or liquidity.  Refer to Part I, Item 1, “Financial Statements – Notes to Consolidated Financial Statements – Note (A), Statement of Accounting Policies – New Accounting Standards,” for further discussion regarding new accounting standards.

RESULTS OF OPERATIONS

Use of Non-GAAP Measures

Within the “Results of Operations” section of this Quarterly Report on Form 10-Q, tabular presentations showing a comparison of UIL Holdings’ net income and earnings per share (EPS) for the three and nine month periods ended September 30, 2009 and 2008 are provided.  UIL Holdings believes this information is useful in understanding the fluctuations in earnings per share between the current and prior year periods.  The amounts presented show the earnings per share from continuing operations for each of UIL Holdings’ lines of business, calculated by dividing the income from continuing operations of each line of business by the average number of shares of UIL Holdings’ common stock outstanding for the periods presented.  The earnings per share tables presented in “The United Illuminating Company Results of Operations” and “Non-Utility Results of Operations” for all periods presented are calculated on the same basis and reconcile to the amounts presented in the table under the heading “UIL Holdings Corporation Results of Operations.”  The total earnings per share from continuing operations and discontinued operations in the table presented under the heading “UIL Holdings Corporation Results of Operations” are presented on a GAAP basis.

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

Many of the changes in UI’s unbundled revenue and expense components impact line items in its income statement, but do not affect net income, because the costs associated with those components are passed through to customers.  As a result, UIL Holdings believes it is important to understand the factors that do have an impact on earnings in the discussion of UI’s distribution business below.

Third Quarter 2009 vs. Third Quarter 2008

UIL Holdings Corporation Results of Operations: Third Quarter 2009 vs. Third Quarter 2008

UIL Holdings’ total earnings were $21.7 million, or $0.73 per share, an increase of $0.2 million, and a decrease of $0.13 per share, compared to the third quarter of 2008.  These results include immaterial losses from discontinued operations in the third quarter of both years.  The dilutive effect of the May 2009 issuance of an additional 4,600,000 shares of common stock on the third quarter of 2009 was $0.13 per share.

The table below presents a comparison of UIL Holdings’ net income and EPS for the third quarter of 2009 and the third quarter of 2008.

	Quarter Ended	Quarter Ended	2009 More (Less) than 2008
	September 30, 2009	September 30, 2008	Amount	Percent

Net Income (Loss) (In Millions except percent and per share amounts)

UI	$22.3	$22.3	$-	-%
Non-Utility	(0.6)	(0.7)	0.1	10%
Total Income from Continuing Operations	21.7	21.6	0.1	-%

Discontinued Operations	-	(0.1)	0.1	N/A
Total Net Income	$21.7	$21.5	$0.2	1%

EPS
UI	$0.75	$0.89	$(0.14)	(16)%
Non-Utility	(0.02)	(0.03)	0.01	33%
Total EPS from Continuing Operations - Basic	0.73	0.86	(0.13)	(15)%
Discontinued Operations	-	-	-	N/A
Total EPS - Basic	$0.73	$0.86	$(0.13)	(15)%

Total EPS - Diluted (Note 1)	$0.73	$0.85	$(0.12)	(14)%
Note 1: Reflecting the effect of dilutive stock options, performance shares and restricted stock.

The United Illuminating Company Results of Operations:  Third Quarter of 2009 vs. Third Quarter of 2008

	Quarter Ended	Quarter Ended	2009 More (Less) than 2008
	September 30, 2009	September 30, 2008	Amount	Percent
EPS
Total UI - basic	$0.75	$0.89	$(0.14)	(16)%

Total UI - diluted (Note 1)	$0.75	$0.88	$(0.13)	(15)%

Retail Sales*	1,503	1,588	(85)	(5)%
Weather Impact* (Note 2)	63	(7)	70	4%
Retail Sales – Normalized*	1,566	1,581	(15)	(1)%
* Millions of kilowatt-hours
Note 1: Reflecting the effect of dilutive stock options, performance shares and restricted stock.
Note 2: Percentage change reflects impact to total retail sales.

The following details variances which have the most significant impact on net income in the periods presented.  Distribution includes all utility revenue and expenses except for transmission.

Distribution

The table below provides the distribution net income favorable/(unfavorable) variances for the third quarter of 2009 compared to the third quarter of 2008.

Quarter Ended
September 30, 2009
vs. 2008
Favorable/(Unfavorable)	(In Millions)
Operating revenues
Decoupling adjustment	$1.5
Regulatory true-up items	1.4
Distribution rates & pricing	(1.4)
Sales volume	(2.4)
Other	0.1
Operation and maintenance (O&M) Expense
Customer service - allocated	(0.5)
Uncollectibles	1.2
Outside services and other expense	1.0
Pension & postretirement	(1.5)
Other	(0.2)
$(0.8)

The decoupling adjustment reflects an accrual to true-up actual revenues to the DPUC allowed revenue requirements in accordance with the decoupling mechanism approved in the February 2009 final decision in UI’s 2008 distribution rate case.  The relatively mild weather contributed to a reduction of kWh usage below amounts assumed in rates, resulting in a favorable adjustment.  The favorable variance in regulatory true-up items was primarily due to the absence in 2009 of adjustments recorded in 2008 to certain regulatory liabilities.  The unfavorable variance in distribution rates and pricing was primarily due to lower marginal pricing resulting from milder weather.  The unfavorable variance in sales volume was due to the reduction in kWh usage due to the milder weather and a reduction in customer demand.

The allocation of customer service expense to transmission in accordance with a May 2008 FERC order was unfavorable primarily due to favorable variances in uncollectible expense, which caused a reduction of the allocation.  The favorable variance in uncollectibles was primarily due to decreased customer account write-offs.  The rate case final decision also authorized the allocation of a portion of the uncollectible expense to GSC which contributed $0.2 million to the favorable uncollectibles variance.  The favorable variance in outside services and other expense was primarily related to cost control measures taken by the Company.  The unfavorable variance in pension and postretirement was primarily due to the negative impact of the financial markets on the value of pension and postretirement assets.  The rate case final decision also provides for recovery of the increase in pension and postretirement expense for 2009 either in rates or as a regulatory asset for future recovery and the unfavorable variance noted above is net of those amounts recorded as a regulatory asset.

Transmission

The transmission business earnings continued to experience underlying growth in net income of $0.8 million in the third quarter of 2009 compared to the third quarter of 2008 from higher rate base and equity capitalization with approximately the same allowed return compared to the third quarter of 2008.  As previously reported, UI completed the Middletown-to-Norwalk transmission project, which went into service ahead of schedule, in December 2008.

Total UI

The following details income statement variances on a line-by-line basis:

Overall, UI’s operating revenue decreased by $23.5 million, from $278.5 million in the third quarter of 2008 to $255.0 million in the third quarter of 2009.  Retail revenue decreased $33.1 million due mainly to unfavorable sales volume and the impact of customers switching to alternate suppliers to supply the generation portion of their customer bill, which has no impact on net income.  Wholesale revenue decreased by $12.3 million primarily due to the termination of the Bridgeport RESCO generating plant contract.  Other revenues increased $21.8 million, due to higher transmission revenue and the distribution revenue decoupling adjustment approved in the first quarter of 2009.

Purchased power expense decreased by $32.8 million, from $121.4 million in the third quarter of 2008 to $88.6 million in the third quarter of 2009.  Retail fuel expense decreased by $25.1 million in the third quarter of 2009, primarily due to the impact of customers switching to alternate suppliers to supply the generation portion of their customer bill, partially offset by higher costs to procure power.  UI receives electricity to satisfy its standard service and supplier of last resort requirements through fixed-price purchased power agreements.  These costs are recovered through the GSC and Bypassable Federally Mandated Congestion Charges (BFMCC) portion of UI’s unbundled retail customer rates.  UI’s wholesale energy expense in the third quarter of 2009 decreased by $7.7 million, primarily due to the termination of the Bridgeport RESCO generating plant contract.

UI’s O&M expenses increased by $6.4 million, from $55.3 million in the third quarter of 2008 to $61.7 million in the third quarter of 2009.  The increase was primarily attributable to an increase in pension and postretirement expense of $2.6 million, partially offset by lower uncollectible accounts of $1.9 million and a decrease in outside services and other expense of $1.6 million.  The remaining variance was primarily due to increases in GSC related to the load response program which are recovered.

UI’s transmission wholesale expenses increased by $2.7 million, from $15.9 million in the third quarter of 2008 to $18.6 million in the third quarter of 2009.  The increase was primarily attributable to higher regional transmission expenses of which UI pays a portion based upon its relative load.

UI’s depreciation and amortization decreased by $0.8 million, from $27.3 million in the third quarter of 2008 to $26.5 million in the third quarter of 2009, consisting of a $5.2 million decrease due to the termination of the Bridgeport RESCO generating plant contract which was recovered through the CTA, partially offset by increased distribution and transmission plant and equipment depreciation.

UI’s taxes other than income taxes increased $2.7 million, from $14.7 million in the third quarter of 2008 to $17.4 million in the third quarter of 2009.  The increase was primarily attributable to increases in property taxes due to increases in plant and equipment.

UI’s other income and deductions increased by $1.3 million, from $2.2 million in the third quarter of 2008 to $3.5 million in the third quarter of 2009.  The increase was primarily attributable to a mark-to-market adjustment to non-qualified pension investments.

UI’s interest expense increased by $1.6 million, from $7.6 million in the third quarter of 2008 to $9.2 million in the third quarter of 2009.  The increase was mainly attributable to increased long-term and short-term borrowings.

Non-Utility Results of Operations:  Third Quarter 2009 vs. Third Quarter 2008

	Quarter Ended	Quarter Ended	2009 More (Less) than 2008
	September 30, 2009	September 30, 2008	Amount	Percent
EPS
UCI	$-	$-	$-	N/A
UIL Corporate (Note 1)	(0.02)	(0.03)	0.01	33%
Total Non-Utility EPS from Continuing Operations	(0.02)	(0.03)	0.01	33%
Discontinued Operations	-	-	-	N/A
Total Non-Utility EPS – Basic	$(0.02)	$(0.03)	$0.01	33%

Total Non-Utility EPS – Diluted (Note 2)	$(0.02)	$(0.03)	$0.01	33%
Note 1: Includes interest charges and strategic and administrative costs of the non-utility holding company.
Note 2: Reflecting the effect of dilutive stock options, performance shares and restricted stock.

The non-utility operations reported a loss of $0.6 million from continuing operations in the third quarter of 2009 compared to a loss of $0.7 million in the third quarter of 2008.  The following is a detailed explanation of the quarterly variances for each of UIL Holdings’ non-utility businesses.

Non-Utility Businesses

United Capital Investments, Inc. (UCI)

UCI earned a minimal amount in the third quarters of both 2009 and 2008.

UIL Corporate

UIL Holdings retains certain costs at the holding company, or “corporate” level which are not allocated to the various non-utility subsidiaries as well as the results of the former Xcelecom entities which were not divested.  UIL Corporate incurred net after-tax costs of $0.6 million, or $0.02 per share, in the third quarter of 2009 compared to net after-tax costs of $0.7 million, or $0.03 per share, in the third quarter of 2008.

Discontinued Operations

Xcelecom, Inc.

The divested Xcelecom businesses incurred net after-tax costs of an immaterial amount in the third quarter of 2009, compared to net after-tax costs of $0.1 million, with a minimal per share impact, in the third quarter of 2008.

UIL Holdings Corporation Results of Operations: First Nine Months 2009 vs. First Nine Months 2008

UIL Holdings’ total earnings were $47.6 million, or $1.74 per share, an increase of $8.2 million or $0.17 per share, compared to the first nine months of 2008.  These results included immaterial losses from discontinued operations for the first nine months of both years.  The dilutive effect of the May 2009 issuance of an additional 4,600,000 shares of common stock on the first nine months of 2009 was $0.14 per share.

The table below presents a comparison of UIL Holdings’ net income and EPS for the first nine months of 2009 and the first nine months of 2008.

	Nine Months Ended	Nine Months Ended	2009 More (Less) than 2008
	September 30, 2009	September 30, 2008	Amount	Percent

Net Income (Loss) (In Millions except percent and per share amounts)

UI	$49.5	$41.4	$8.1	20%
Non-Utility	(1.8)	(1.8)	-	-%
Total Income from Continuing Operations	47.7	39.6	8.1	20%

Discontinued Operations	(0.1)	(0.2)	0.1	46%
Total Net Income	$47.6	$39.4	$8.2	21%

EPS
UI	$1.81	$1.65	$0.16	10%
Non-Utility	(0.07)	(0.07)	-	-%
Total EPS from Continuing Operations - Basic	1.74	1.58	0.16	10%
Discontinued Operations	-	(0.01)	0.01	100%
Total EPS - Basic	$1.74	$1.57	$0.17	11%

Total EPS - Diluted (Note 1)	$1.73	$1.55	$0.18	12%
Note 1: Reflecting the effect of dilutive stock options, performance shares and restricted stock.

The United Illuminating Company Results of Operations:  First Nine Months 2009 vs. First Nine Months 2008

	Nine Months Ended	Nine Months Ended	2009 More (Less) than 2008
	September 30, 2009	September 30, 2008	Amount	Percent
EPS
Total UI - basic	$1.81	$1.65	$0.16	10%

Total UI - diluted (Note 1)	$1.80	$1.63	$0.17	10%

Retail Sales*	4,152	4,358	(206)	(5)%
Weather Impact* (Note 2)	98	(13)	111	3%
Retail Sales – Normalized*	4,250	4,345	(95)	(2)%
* Millions of kilowatt-hours
Note 1:  Reflecting the effect of dilutive stock options, performance shares and restricted stock.
Note 2:  Percentage change reflects impact to total retail sales.

The following details variances in the distribution and transmission businesses which have the most significant impact on net income on a year to year basis.  Distribution includes all utility revenue and expenses except for transmission.

Distribution

The following table details variances which have the most significant impact on net income in the periods presented.  Distribution includes all utility revenue and expenses except for transmission.

Nine Months Ended
September 30, 2009
vs. 2008
Favorable/(Unfavorable)	(In Millions)
Operating revenues
Decoupling adjustment	$3.9
Regulatory true-up items	4.1
Distribution rates & pricing	1.5
Sales volume	(5.3)
Other	0.1
O&M Expense
Customer service - allocated	1.6
Uncollectibles	3.3
Outside services and other expense	3.3
Pension & postretirement	(5.4)
Other	(1.2)
$5.9

The decoupling adjustment reflects an accrual to true-up actual revenues to DPUC allowed revenue requirements in accordance with the decoupling mechanism as approved in the February 2009 final decision in UI’s 2008 distribution rate case.  The relatively mild weather contributed to a reduction of kWh usage below amounts assumed in rates, resulting in a favorable adjustment.  The favorable variance in regulatory true-up items was primarily due to the absence in 2009 of adjustments recorded in 2008 to certain regulatory liabilities.  The favorable variance in distribution rates and pricing was primarily due to increased rates as approved in the rate case final decision.   The unfavorable variance in sales volume was due to the reduction in kWh usage resulting from the milder weather and a reduction in customer demand.

The allocation of customer service expense to transmission in accordance with a May 2008 FERC order was favorable primarily due to the allocation not being effective until May 2008.  The favorable variance in uncollectibles was primarily due to decreased customer account write-offs.  The rate case final decision also authorized the allocation of a portion of the uncollectible expense to GSC which contributed $1.1 million to the favorable uncollectibles variance.  The favorable variance in outside services and other expense was primarily related to cost control measures taken by the Company.  The unfavorable variance in pension and postretirement was primarily due to the negative impact of the financial markets on the value of pension and postretirement assets.  The rate case final decision also provides for recovery of the increase in pension and postretirement expense for 2009 either in rates or as a regulatory asset for future recovery and the unfavorable variance noted above is net of those amounts recorded as a regulatory asset.

Transmission

The transmission business earnings continued to experience underlying growth in net income of $2.2 million in the first nine months of 2009 compared to the first nine months of 2008 from higher rate base with approximately the same allowed return and equity capitalization compared to the first nine months of 2008.  As previously reported, UI completed the Middletown-to-Norwalk transmission project, which went into service ahead of schedule, in December 2008.

Total UI

The following details income statement variances on a line-by-line basis:

Overall, UI’s operating revenue decreased by $38.5 million, from $728.9 million for the first nine months of 2008 to $690.4 million for the first nine months of 2009.  Retail revenue decreased $37.6 million due mainly to unfavorable sales volume and the impact of customers switching to alternate suppliers to supply the generation portion of their customer bill, which has no impact on net income, partially offset by increases in UI’s distribution rates.  Wholesale revenue decreased by $34.5 million primarily due to the termination of the Bridgeport RESCO generating plant contract.  Other revenues increased $33.9 million, due to higher transmission revenue and the distribution revenue decoupling adjustment approved in the first quarter of 2009.

Purchased power expense decreased by $66.8 million, from $330.9 million for the first nine months of 2008 to $264.1 million in the first nine months of 2009.  Retail fuel expense decreased by $44.8 million during the first nine months of 2009, primarily due to the impact of customers switching to alternate suppliers to supply the generation portion of their customer bill, partially offset by higher costs to procure power.  UI receives electricity to satisfy its standard service and supplier of last resort requirements through fixed-price purchased power agreements.  These costs are recovered through the GSC and BFMCC portion of UI’s unbundled retail customer rates.  UI’s wholesale energy expense for the first nine months of 2009 decreased by $22.0 million, primarily due to the termination of the Bridgeport RESCO generating plant contract.

UI’s O&M expenses increased by $4.5 million, from $159.6 million in first nine months of 2008, to $164.1 million in the first nine months of 2009.  The increase was primarily attributable to an increase in pension and postretirement expense of $9.1 million, partially offset by lower uncollectible accounts of $5.5 million and a decrease in outside services and other expense of $5.6 million.  The remaining variance was primarily due to increases in GSC related to the load response program which are recovered.

UI’s transmission wholesale expenses increased by $8.5 million, from $33.9 million in the first nine months of 2008 to $42.4 million in the first nine months of 2009.  The increase was primarily attributable to higher regional transmission expenses of which UI pays a portion based upon its relative load.

UI’s depreciation and amortization decreased by $4.4 million, from $77.6 million for the first nine months of 2008 to $73.2 million in the third quarter of 2009, consisting of a $15.5 million decrease due to the termination of the Bridgeport RESCO generating plant contract which was recovered through the CTA, partially offset by increased distribution and transmission plant and equipment depreciation and CTA amortization.

UI’s taxes other than income taxes increased $6.6 million, from $38.2 million in the first nine months of 2008 to $44.8 million in the first nine months of 2009.  The increase was primarily attributable to increases in property taxes due to increases in plant and equipment, as well as gross earnings tax, the latter of which is due to increased transmission revenues.

UI’s other income and deductions increased by $1.7 million, from $5.6 million in the first nine months of 2008 to $7.3 million in the first nine months of 2009.  The increase was primarily attributable to mark-to-market adjustments to non-qualified pension investments.

UI’s interest expense increased by $5.3 million, from $21.6 million in the first nine months of 2008 to $26.9 million in the first nine months of 2009.  The increase was mainly attributable to increased long-term and short-term borrowings.

Non-Utility Results of Operations:  First Nine Months 2009 vs. First Nine Months 2008

	Nine Months Ended	Nine Months Ended	2009 More (Less) than 2008
	September 30, 2009	September 30, 2008	Amount	Percent
EPS
UCI	$-	$-	$-	N/A
UIL Corporate (Note 1)	(0.07)	(0.07)	-	-%
Total Non-Utility EPS from Continuing Operations	(0.07)	(0.07)	-	-%
Discontinued Operations	-	(0.01)	0.01	100%
Total Non-Utility EPS – Basic	$(0.07)	$(0.08)	$0.01	13%

Total Non-Utility EPS – Diluted (Note 2)	$(0.07)	$(0.08)	$0.01	13%
Note 1: Includes interest charges and strategic and administrative costs of the non-utility holding company.
Note 2: Reflecting the effect of dilutive stock options, performance shares and restricted stock.

The non-utility operations reported a loss of $1.8 million from continuing operations in the first nine months of each of 2009 and 2008.  The following is an explanation of the quarterly variances for UIL Holdings’ non-utility operations.

Non-Utility Businesses

United Capital Investments, Inc. (UCI)

UCI earned a minimal amount in the first nine months of both 2009 and 2008.

UIL Corporate

UIL Holdings retains certain costs at the holding company, or “corporate” level which are not allocated to the various non-utility subsidiaries as well as the results of the former Xcelecom entities which were not divested.  UIL Corporate incurred net after-tax costs of $1.8 million, or $0.07 per share, in the first nine months of 2009 compared to net after-tax costs of $1.8 million, or $0.07 per share, in the first nine months of 2008.

Discontinued Operations

Xcelecom, Inc.

The divested Xcelecom businesses incurred net after-tax costs of $0.1 million, with a minimal per share impact, in the first nine months of 2009 compared to net after-tax costs of $0.2 million, or $0.01 per share, in the first nine months of 2008.

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

The weighted average remaining fixed rate period of outstanding long-term debt obligations of UIL Holdings and UI as of September 30, 2009 is 7.41 years, at an average interest rate of 6.30%.

GenConn is a 50-50 joint venture of UI and NRG.  In 2008, the DPUC selected two projects proposed by GenConn to help address Connecticut’s growing need for more power generation during the heaviest load periods.  Two peaking generation projects, each with a nominal capacity of 200 megawatt (MW), are to be built at NRG’s existing Connecticut plants in Devon and Middletown.  GenConn expects to finance 50% of its capital requirements with the proceeds of the Project Financing it obtained on April 27, 2009.  UI and NRG will each make an equity investment in GenConn on a 50%/50% basis to meet the remaining 50% of GenConn’s capital requirements.  Such equity investments are expected to occur within the first six months of 2010 in the amount of approximately $57 million for the Devon Project and within the first six months of 2011 in the amount of approximately $64.5 million  for the Middletown Project.  UI expects to use the proceeds of the EBL it obtained on April 27, 2009 for its portion of those requirements and to replace the EBL with cash on hand and with funds raised in the capital markets.  See Part I, Item 1, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements – Note (B), Capitalization for further discussion of the EBL.

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

There has also been considerable dislocation in the auction rate bond market, and there have been failed auctions, resulting from insufficient clearing bids.  The auctions for the Auction Rate Bonds have failed, beginning with the March 2008 auction. When there are insufficient clearing bids as a result of an auction, the interest rates are set at a rate equal to the one-month London Interbank Offering Rate (LIBOR) times a multiple of 125% to 225%, based on the credit rating on the Auction Rate Bonds assigned by Moody’s or S&P.  Currently, these bonds are rated by Moody’s.  In the event of subsequent failed auctions of the Auction Rate Bonds, the interest rate on the bonds will continue to be reset as described above.  The interest rate on these bonds at October 19, 2009 was equal to 200% times LIBOR or 0.49%.

On February 18, 2009, the DPUC approved an application filed by UI to afford UI additional flexibility to market outstanding tax-exempt bonds in the municipal bond market.  Specifically, UI requested approval to redeem and reissue, without insurance, $25.0 million, $27.5 million and $64.5 million principal amount of tax-exempt bonds outstanding that were insured by Ambac Assurance Corporation (Ambac).  In December 2008, UI redeemed $25.0 million principal amount of tax-exempt bonds which were reissued, without insurance, in March 2009.  UI has $27.5 million principal amount of a tax-exempt bonds that are due to be remarketed in February 2010, at which time UI plans to redeem and reissue the bonds without insurance.  UI also has $64.5 million principal amount of adjustable rate tax exempt bonds, which UI plans to redeem and reissue at such time and on such terms as municipal bond market conditions allow.

UIL Holdings’ and UI’s short-term borrowing costs fluctuate with the upward and downward movements of LIBOR, Citibank’s New York base rate and the Federal Funds Rate (as defined in UIL Holdings’ and UI’s short-term credit facility and the EBL, respectively).  Rates associated with the money market loan arrangement that UI has with JPMorgan Chase Bank fluctuate based on rates in the money market.  Such rates are influenced by financial market conditions and the actions of the Federal Reserve.

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

During late 2008, conditions in the capital markets resulted in reductions in asset values for funded pension and postretirement plans.  Although asset values recovered somewhat in the first nine months of 2009, these reductions, if not offset by additional gains in future years, will result in higher pension and postretirement expenses in future years along with additional cash contributions.  Asset values as of September 30, 2009 and December 31, 2008 were approximately $229.0 million and $211.7 million, respectively.  Currently, there is no minimum required pension contribution for the 2009 plan year, but UI expects to make the minimum required pension contribution, as required by ERISA, of approximately $6 million for the 2010 plan year, subject to current proposals that are pending before the United States Congress.

Item 4.  Controls and Procedures.

UIL Holdings maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to UIL Holdings’ management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934.  Management designed its disclosure controls and procedures to provide reasonable assurance of achieving the desired control objectives.

UIL Holdings carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of UIL Holdings’ disclosure controls and procedures as of September 30, 2009.  As of September 30, 2009, UIL Holdings’ Chief Executive Officer and its Chief Financial Officer concluded that its disclosure controls and procedures were effective and provided reasonable assurance that the disclosure controls and procedures accomplished their objectives.

There have been no changes in UIL Holdings’ internal control over financial reporting during the nine month period ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, UIL Holdings’ internal control over financial reporting.

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

The slowing of the Connecticut and national economies, which has impacted UI’s customers, has resulted in reduced demand for electricity and could result in a continued reduction in such demand.  In Connecticut, the economic slow-down has included a sustained decline in the housing market and rising unemployment.  Although it remains below the national average unemployment rate of 9.8%, Connecticut’s seasonally-adjusted unemployment rate had risen to 8.4% in September 2009.  Furthermore, as a result of the current economic downturn affecting the economies of the state of Connecticut, the United States and other parts of the world, UI’s vendors and service providers could experience serious cash flow problems.  As a result UI’s vendors and service providers may be unable to perform under existing contracts or may significantly increase their prices or reduce their output or performance on future contracts.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

UIL Holdings repurchased 16,210 shares of common stock in open market transactions to satisfy matching contributions for participants’ contributions into UIL Holdings 401(k) in the form of UIL Holdings stock as follows:

Period	Total Number of Shares Purchased*	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
July	3,564	$24.81	None	None
August	6,557	$26.24	None	None
September	6,089	$26.68	None	None
Total	16,210	$26.09	None	None
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

UIL HOLDINGS CORPORATION

Date 10/30/2009	/s/ Richard J. Nicholas
Richard J. Nicholas
Executive Vice President
and Chief Financial Officer