Form 10-K
period 2009-12-31
UIL HOLDINGS CORP
filed 2010-02-17
CIK 1082510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
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
______________________________________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes  [   ]  No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  [   ]  No  [X]

The aggregate market value of the registrant’s voting stock held by non-affiliates on June 30, 2009 was $659,462,217 computed on the basis of the price at which the said stock was last sold reported in the listing of composite transactions for New York Stock Exchange listed securities, published in The Wall Street Journal on July 1, 2009.

The number of shares outstanding of the registrant’s only class of common stock, as of February 12, 2010 was 29,929,591.

DOCUMENTS INCORPORATED BY REFERENCE
Document                                                            Part of this Form 10-K into which document is incorporated
Definitive Proxy Statement for Annual Meeting of the Shareowners to be held on May 11, 2010III

UIL HOLDINGS CORPORATION
FORM 10-K
December 31, 2009

TABLE OF CONTENTS (continued)

Part II (continued)
	Consolidated Statement of Income (Loss) for the Years Ended December 31, 2009, 2008 and 2007	44
	Consolidated Statement of Comprehensive Income (Loss) for the Years Ended December 31, 2009, 2008 and 2007	44
	Consolidated Statement of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007	45
	Consolidated Balance Sheet as of December 31, 2009 and 2008	46
	Consolidated Statement of Changes in Shareholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007	48
	Notes to Consolidated Financial Statements	49
	Statement of Accounting Policies	49
	Capitalization	56
	Regulatory Proceedings	59
	Short-Term Credit Arrangements	68
	Income Taxes	69
	Supplementary Information	72
	Pension and Other Benefits	73
	Related Party Transactions	78
	Lease Obligations	79
	Commitments and Contingencies	79
	Connecticut Yankee Atomic Power Company	79
	Hydro-Quebec	81
	Environmental Concerns	81
	Middletown/Norwalk Transmission Project (the Project)	83
	Property Tax Assessment	83
	Cross-Sound Cable Company, LLC	83
	Fair Value of Financial Instruments	84
	Quarterly Financial Data (Unaudited)	90
	Segment Information	91
	Discontinued Operations	93
	Report of Independent Registered Public Accounting Firm	94
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	95
Item 9A.	Controls and Procedures	95
Item 9B.	Other Information	96
Part III		96
Item 10.	Directors, Executive Officers and Corporate Governance	96
Item 11.	Executive Compensation	96
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	96
Item 13.	Certain Relationships and Related Transactions and Director Independence	96
Item 14.	Principal Accounting Fees and Services	97
Part IV		97
Item 15.	Exhibits, Financial Statement Schedules	97
	Signatures	102

GLOSSARY OF TERMS AND ABBREVIATIONS

AFUDC  (Allowance for Funds Used During Construction) – The cost of utility equity and debt funds used to finance construction projects that is capitalized as part of construction cost.

ASC (Accounting Standards Codification) – The single source of authoritative United States generally accepted accounting principles.

BFMCC  (Bypassable Federally Mandated Congestion Charges) – A federally mandated charge, as defined by Connecticut electric industry restructuring legislation, related to the generation of electricity.

C&LM (assessment/charge)  (Conservation and Load Management) – Statutory assessment on electric utility retail customer bills placed in a State of Connecticut fund used to support energy conservation and load management programs.

CTA  (Competitive Transition Assessment) – The component of electric utility retail customer bills assessed to allow utilities in the State of Connecticut to recover allowable Stranded Costs, as determined by the DPUC.

CDEP – Connecticut Department of Environmental Protection.

CfD – Contract for Differences

Distribution Division - The United Illuminating Company’s (UI’s) operating division that provides distribution services to the its retail electric customers and manages all components related to such service, including the C&LM, CTA, GSC and REI.  The Distribution Division does not include UI’s transmission operations.

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

ISO–NE  (ISO-New England Inc.) – An independent system operator contracted by NEPOOL to operate the regional bulk power system (generation and ancillary products, and transmission) in New England.

ITC – Investment tax credit.

kV  (kilovolt) – 1,000 volts.  A volt is a unit of electromotive force.

kW  (kilowatt) – 1,000 watts.

kWh  (kilowatt-hour) – The basic unit of electric energy equal to one kilowatt of power supplied to or taken from an electric circuit steadily for one hour.

KSOP – 401(k)/Employee Stock Ownership Plan.

LIBOR –London Interbank Offered Rate.

MVA (megavoltampere) – 1,000 kilovoltamperes.

MW  (megawatt) – 1,000 kilowatts.

NBFMCC  (Non-Bypassable Federally Mandated Congestion Charges) – A federally mandated charge, as defined by Connecticut electric utility restructuring legislation, related to the delivery of electricity.

NEPOOL  (New England Power Pool) – Entity operating in accordance with the New England Power Pool Agreement, as amended and as approved by the FERC, to provide economic, reliable operation of the bulk power system in the New England region.

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

PTF – Pool Transmission Facilities.

RCRA – The federal Resource Conservation and Recovery Act.

REI  (Renewable Energy Investment) – Statutory assessment on electric utility retail customer bills placed in a State of Connecticut fund to support renewable energy projects.

RMR – (Reliability-Must-Run) – Resources scheduled to operate out-of-merit order and identified by ISO-NE as necessary to preserve the reliability of a Reliability Region. RMR resources provide local voltage or VAR support or meet local regulation or operating-reserve requirements.

RTO-NE (Regional Transmission Organization New England) – Organization jointly proposed by ISO-NE and the New England transmission owners to strengthen the independent oversight of the region’s bulk power system and wholesale electricity marketplace.  The RTO commenced operation effective February 1, 2005.

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

Transmission Division – UI’s operating division that provides transmission services and manages all related transmission operations.

TSO (Transitional Standard Offer) – UI’s obligation under Connecticut electric industry restructuring legislation, to offer a regulated “transitional standard offer” retail service from January 1, 2004 through December 31, 2006 to each customer who did not choose an alternate electricity supplier.

VEBA (Voluntary Employee Benefit Association Trust) – Trust accounts for health and welfare plans for future payments to employees, retirees or their beneficiaries.

Watt – A unit of electrical power equal to one joule per second.

Part I

Item 1.  Business.

GENERAL

The primary business of UIL Holdings Corporation (UIL Holdings) is ownership of its operating regulated utility.  The utility business consists of the electric transmission and distribution operations of The United Illuminating Company (UI).  UI is also a 50-50 joint venturer, together with NRG Energy, Inc., in GenConn Energy LLC (GenConn), a project selected by the Connecticut Department of Public Utility Control (“DPUC”) to build new peaking generation plants to help address the state’s growing need for more power generation during the heaviest load periods.  UIL Holdings also has non-utility activities which recently included the operations of Xcelecom, Inc. (Xcelecom) until the substantial completion of the sale of that business effective December 31, 2006.  UIL Holdings is headquartered in New Haven, Connecticut, where its senior management maintains offices and is responsible for overall planning, operating and financial functions.

UIL Holdings files electronically with the United States Securities and Exchange Commission (SEC): required reports on Form 8-K, Form 10-Q and Form 10-K; proxy materials; ownership reports for insiders as required by Section 16 of the Securities and Exchange Act of 1934; and registration statements on Forms S-3 and S-8, as necessary.  The public may read and copy any materials UIL Holdings has filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549.  The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  Copies of UIL Holdings’ annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed with the SEC may be requested, viewed, or downloaded on-line, free of charge, at (www.uil.com).

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

Due to the requirements of Accounting Standards Codification (ASC) 280 “Segment Reporting”, UIL Holdings has divided its regulated business into distribution and transmission operating segments for financial reporting purposes.  See Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (M), Segment Information,” of this Form 10-K, which is hereby incorporated by reference.

UTILITY BUSINESS

UI is a regulated operating electric public utility established in 1899.  It is engaged principally in the purchase, transmission, distribution and sale of electricity for residential, commercial and industrial purposes in a service area of about 335 square miles in the southwestern part of the State of Connecticut.  The population of this area is approximately 736,000, which represents approximately 21% of the population of the State.  The service area, largely urban and suburban, includes the principal cities of Bridgeport (population approximately 137,000) and New Haven (population approximately 124,000) and their surrounding areas.  Situated in the service area are retail trade and service centers, as well as large and small industries producing a wide variety of products, including helicopters and other transportation equipment, electrical equipment, chemicals and pharmaceuticals.  As of December 31, 2009, UI had approximately 325,000 customers.  Of UI’s 2009 retail electric revenues, approximately 59.5% were derived from residential sales, 34.3% from commercial sales, 5.0% from industrial sales and 1.2% from street lighting and other sales.  UI’s retail electric revenues vary by season, with the highest revenues typically in the third quarter of the year reflecting seasonal rates, hotter weather and air conditioning use.  For additional information regarding UI’s revenues refer to Part II, Item 6, “Selected Financial Data,” of this Form 10-K which is hereby incorporated by reference.

Franchises

UI has valid franchises to engage in the purchase, transmission, distribution and sale of electricity in its service area, the right to erect and maintain certain facilities over, on and under public highways and grounds, and the power of eminent domain.  These franchises are subject to alteration, amendment or revocation by the Connecticut legislature, and revocation by the DPUC under circumstances specified by statute, and subject to certain approvals, permits and consents of public authorities and others prescribed by statute.

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

UI is a “public utility” within the meaning of Part II of the Federal Power Act (FPA).  Under the FPA, the Federal Energy Regulatory Commission (FERC) governs the rates, terms and conditions of transmission of electric energy in interstate commerce (including transmission service provided by UI), interconnection service in interstate commerce (which applies to independent power generators, for example), and the rates, terms and conditions of wholesale sales of electric energy in interstate commerce (which includes cost-based rates and market-based rates and regional capacity and electric energy markets administered by an independent entity, ISO-New England, Inc. (ISO-NE).  FERC approves UI’s transmission revenue requirements, which are collected through UI’s retail transmission rates.  The FERC also has authority to ensure the reliability of the high voltage electric transmission system, monitor and investigate wholesale electric energy markets and entities that have been authorized to sell wholesale power at market-based rates, impose civil and criminal penalties for violations of the FPA (including market manipulation) and require public utilities subject to its jurisdiction to comply with a variety of accounting, reporting and record-keeping requirements.  See Part I, Item 1, “Business” - “Arrangements with Other Industry Participants.”

UI is also required to comply with reliability standards issued by the North American Electric Reliability Corporation (NERC), a not-for-profit corporation whose mission is to improve the reliability and security of the bulk power system.  NERC reliability standards may be enforced by NERC, FERC (which oversees NERC), and by a regional reliability organization as approved by FERC.

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

The revenue components of UI’s retail charges to customers, effective as of January 1, 2010, reflect a total average price of 19.9490¢ per kilowatt-hour (kWh) and consist of the following:

Unbundled Revenue Component	Description	Authorized Return on Equity	Average Price Per kWh
Distribution	The process of delivering electricity through local lines to the customer’s home or business.	8.75%(1)	5.0848¢
Transmission	The process of delivering electricity over high voltage lines to local distribution lines.	12.3-12.5%(2)	1.6716¢
Competitive Transition Assessment (CTA) (3)	Component of retail customer bills determined by the DPUC to recover Stranded Costs.	8.75%(3)	1.5065¢
Generation Services Charge (GSC) (4)	The average rate charged, as determined by the DPUC, to retail customers for the generation services purchased at wholesale by UI for standard service and last resort service.	None	11.0388¢
Systems Benefits Charge (SBC) (5)	Charges representing public policy costs, such as generation decommissioning and displaced worker protection costs, as determined by the DPUC.	None	0.3375¢
Conservation & Load Management (C&LM) (6)	Statutory assessment used to support energy conservation and load management programs.	None	0.3000¢
Non-Bypassable Federally Mandated Congestion Charges (NBFMCC) (7)	Federally mandated charge, as defined by Connecticut electric industry restructuring legislation, related to the reliability of supply delivered by the electric system.	None	(0.0903)¢
Renewable Energy Investment (REI) (8)	Statutory assessment used to support renewable energy projects.	None	0.1000¢

(1)	DPUC authorized return on equity. Earnings above 8.75% will be shared 50% to customers and 50% to shareowners.
(2)	Weighted average estimate based upon FERC authorized rates.
(3)	UI earns the authorized distribution return on equity on CTA rate base. UI defers or accrues additional amortization to achieve the authorized return on equity on unamortized CTA rate base.
(4)
This rate includes $0.002 per kWh for retail access and load settlement costs.  GSC has no impact on results of operations, because revenue collected equals expense incurred (which is referred to as a “pass-through” in this filing on Form 10-K).

(5)	SBC has no impact on results of operations, because SBC billing is a “pass-through” with the exception of carrying charges which are applied to deferred balances, if any.
(6)	UI has the opportunity to earn a nominal “incentive” for managing the C&LM programs. Except for the incentive, C&LM has no impact on results of operations, because C&LM billing is a “pass-through.”
(7)
NBFMCC rate includes funding of customer initiatives such as distributed generation resulting from the Energy Independence Act.  Part of the funding is an incentive to UI helping to bring those customer initiatives on-line.  Except for the incentive, NBFMCC has no impact on results of operations, because NBFMCC billing is a “pass-through.”  The 2010 NBFMCC rate is a credit on customers’ bills reflecting the refund of prior years’ over-collections.

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

UI must procure its standard service power pursuant to a procurement plan approved by the DPUC.  The procurement plan must provide for a portfolio of service agreements procured in an overlapping pattern over fixed time periods (a “laddering” approach).  In June 2006, the DPUC approved a procurement plan for UI.  As required by Connecticut statute, a third party consultant retained by the DPUC works closely with UI in the procurement process and to provide a joint recommendation to the DPUC as to selected bids.

UI has wholesale power supply agreements in place for the supply of all of UI’s standard service customers for all of 2010, 80% for 2011 and 20% for 2012.  Supplier of last resort service is procured on a quarterly basis.  UI determined that its contracts for standard service and supplier of last resort service are derivatives under Accounting Standards Codification (ASC) 815 “Derivatives and Hedging” and elected the “normal purchase, normal sale” exception under ASC 815 “Derivatives and Hedging”.  As such, UI regularly assesses the accounting treatment for its power supply contracts.  These wholesale power supply agreements contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt was to fall below investment grade.  In October 2009, Moody’s Investor Services (Moody’s) released its updated credit opinion for UI and maintained its Baa2 rating with a stable outlook.   In December 2009, Standard & Poors’ Investor Services (S&P) reinitiated coverage on UI and rated it BBB with a stable outlook.  UI’s credit rating would have to decline two ratings to fall below investment grade at either rating service.  If this were to occur, monthly amounts due and payable to the power suppliers would be accelerated to semi-monthly payments and UI would have to deliver collateral security in an amount equal to the receivables due to the sellers for the thirty day period immediately preceding the default notice.  If such a situation was in effect as of December 31, 2009, UI would have had to post approximately $26 million in collateral.

As a result of an April 2008 DPUC decision, UI is permitted to seek long-term contracts for up to 20% of standard service requirements, the goal of which is to obtain long-term energy supply contracts and Connecticut Class I Renewable Energy Certificates for UI’s standard service customers that will result in economic benefit to ratepayers, both in terms of risk and cost mitigation.  UI is exploring long-term contract alternatives.

Arrangements with Other Industry Participants

ISO-NE and RTO-NE

ISO New England, Inc. (ISO-NE), an independent, not-for-profit corporation, was approved by the FERC as the regional transmission organization for New England (RTO-NE) on February 1, 2005.  ISO-NE is responsible for the reliable operation of the region’s bulk electric power system and fair administration of the region’s wholesale electricity marketplace.  ISO-NE is also responsible for the management of the comprehensive bulk electric power system and transmission system planning processes that address the region's long-term electricity needs.

Transmission Return on Equity (ROE)

In March 2008, the FERC issued an order on rehearing (Rehearing Order) establishing allowable ROEs for transmission projects of transmission owners in New England, including UI.  In the Rehearing Order, the FERC established the base-level ROE of 11.14% beginning in November 2006.  The Rehearing Order also confirmed a 50 basis point ROE adder on Pool Transmission Facilities (PTF) for participation in the RTO-NE and a 100 basis point ROE incentive for projects included in the ISO-NE Regional System Plan  that were completed and on line as of December 31, 2008.  The Middletown/Norwalk Transmission Project received this 100 basis point ROE adder.    For projects placed in service after December 31, 2008, incentives may be requested from the FERC, through a specific showing justifying the incentive, on a project specific basis.

In May 2008, several public entities, including the DPUC, filed a petition with the United States Court of Appeals for the District of Columbia Circuit (U.S. Court of Appeals) challenging the Rehearing Order.  On January 29, 2010, the U.S. Court of Appeals issued a decision upholding the FERC order.

UI’s overall transmission ROE is determined by the mix of UI’s transmission rate base between new and existing transmission assets, and whether such assets are PTF or non-PTF.  UI’s transmission assets are primarily PTF.  For 2009, UI’s overall allowed weighted-average ROE for its transmission business was 12.52%.

Middletown/Norwalk Transmission Project

In December 2008, the 345-kilovolt (kV) transmission line from Middletown, Connecticut, to Norwalk, Connecticut (the Project) was completed and the transmission assets were placed in service.  As a result, UI’s transmission rate base increased by approximately $300 million, an increase of more than 200% relative to UI’s net transmission assets existing prior to the Project receiving approval from the Connecticut Siting Council (CSC).

In a May 2007 Order, FERC approved rate incentives for the Project.  The Project was allowed to include Construction Work In Progress (CWIP) expenditures in rate base.  For project costs incurred before August 8, 2005, the FERC allowed UI to include 50% of CWIP expenditures in rate base, and for project costs incurred after August 8, 2005, the FERC allowed UI to include 100% of CWIP expenditures in rate base.  The FERC also accepted a 50 basis point adder which will be applied only to costs associated with advanced transmission technologies.

Certain parties requested rehearing of the FERC May 2007 order, but in January 2009, the FERC denied those requests.  Also, in January 2009, the DPUC and the Attorney General of Connecticut filed a petition with the U.S. Court of Appeals seeking judicial review of the FERC’s May 2007 and January 2009 orders.  UI is unable to predict the outcome of these appeals at this time.

UI and CL&P filed a transmission cost allocation application relating to the Project with ISO-NE in April 2008.  ISO-NE will determine which costs of the Project, if any, will be included in the New England regional transmission rate. UI will seek to recover any non-pool supported costs of the Project, or Localized Costs, in transmission revenues from customers throughout the State of Connecticut.

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

Under the federal Toxic Substances Control Act (TSCA), the United States Environmental Protection Agency (EPA) has issued regulations that control the use and disposal of Polychlorinated Biphenyls (PCBs).  PCBs had been widely used as insulating fluids in many electric utility transformers and capacitors manufactured before TSCA prohibited any further manufacture of such PCB equipment.  Fluids with a concentration of PCBs higher than 500 parts per million and materials (such as electrical capacitors) that contain such fluids must be disposed of through burning in high temperature incinerators approved by the EPA.  Presently, no equipment having fluids with levels of PCBs higher than 500 parts per million are known by UI to remain in service in its system.

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

In complying with existing environmental statutes and regulations and further developments in these and other areas of environmental concern, including legislation and studies in the fields of water and air quality, hazardous waste handling and disposal, toxic substances, electric and magnetic fields, and global climate change, UI may incur substantial capital expenditures for equipment modifications and additions, monitoring equipment and recording devices, and it may incur additional operating expenses.  Litigation expenditures may also increase as a result of ongoing scientific investigations, speculation and debate concerning the possibility of harmful health effects of electric and magnetic fields.  The total amount of these expenditures is not now determinable.

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

NON-UTILITY ACTIVITIES

UIL Holdings’ non-utility activities primarily consist of United Capital Investments, Inc. (UCI) which holds a passive, minority equity position in The Ironwood Mezzanine Fund, an investment fund.  Ironwood is a regional Small Business Investment Company (SBIC) fund committed to investing a portion of its capital in women-owned and minority-owned businesses and businesses located in low and moderate income areas.  The carrying value of UCI’s investment in The Ironwood Mezzanine Fund as of December 31, 2009 was $0.8 million. UCI also has a lease agreement that conveys the right to a third party to a specific area located in New Haven, Connecticut.  UCI’s investment represents the net present value of future cash flows related to a portion of the area.  In 1999, UCI paid $1.5 million for the net future lease payments and is amortizing the amount over the life of the lease.  UCI’s investment in the lease at December 31, 2009 was $1.2 million.

FINANCING

Information regarding UIL Holdings’ capital requirements and resources and its financings and financial commitments may be found in Part II, Item 7 of this Form 10-K under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” which information is hereby incorporated by reference.

EMPLOYEES

As of December 31, 2009, UIL Holdings and its subsidiaries had a total of 1,066 employees, of which 480 were members of Local 470-1, Utility Workers Union of America, AFL-CIO.  UI and Union Local 470-1 are parties to a six-year collective bargaining agreement which expires on May 15, 2011.

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

UIL Holdings’ ability to maintain future cash dividends at the level currently paid to shareowners is dependent upon the ability of its subsidiaries, primarily UI, to pay dividends to UIL.

UIL Holdings is dependent on dividends from its subsidiaries and from external financings to provide the cash in excess of the amount currently on hand that is necessary for debt service, to pay administrative costs, and to pay common stock dividends to UIL Holdings’ shareholders.  As UIL Holdings’ sources of cash are limited to dividends from its subsidiaries and external borrowings, the ability to maintain future cash dividends at the level currently paid to shareowners will be primarily dependent upon sustained earnings from current operations of UI.

Volatility in the capital markets could negatively impact UIL Holdings’ ability to access capital in the debt and equity markets, thus impacting its ability to meet its financing requirements and fund its capital program.

All of UIL Holdings’ and UI’s financing and capital requirements that exceed available cash will be provided by external financing.  Although there is no commitment to provide such financing from any source of funds, other than the short-term credit facilities currently available to UI and UIL Holdings, future external financing needs are expected to be satisfied by the issuance of additional short-term and long-term debt and equity securities.  The continued availability of these methods of financing will be dependent on many factors, including conditions in the securities and credit markets and economic conditions generally, as well as the debt ratings, current debt levels and future income and cash flow of UIL Holdings and UI.  See Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (B), Capitalization and Note (D), Short Term Credit Arrangements” of this Form 10-K for a discussion of UIL Holdings’ financing arrangements.

Increases in interest rates could have an adverse impact on the financial condition and results of operations of UIL Holdings and UI.

Credit market trends impact the cost of UIL Holdings’ and UI’s borrowings.  Increases in interest rates could result in increased cost of capital in the refinancing of fixed rate debt at maturity and in the remarketing of multi-annual tax-exempt bonds.  As a result of the remarketing of tax exempt bonds in February 2009, described in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-K, interest rates are higher than the interest rates on the bonds prior to the remarketing.  In addition, UIL Holdings and UI have short-term revolving credit agreements that permit borrowings at fluctuating interest rates determined by reference to Citibank’s New York base rate and the Federal Funds Rate (as defined in the agreements), and also permit borrowings for fixed periods up to six months as specified by UIL Holdings and UI at fixed interest rates (London Interbank Offered Rate or LIBOR) determined by the Eurodollar Interbank Market in London.    Changes in LIBOR or the prime or Federal Funds lending markets will have an impact on interest expense.  For further discussion of UIL Holdings’ cost of capital and interest rate risk, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” and Item 7A, “Quantitative and Qualitative Disclosures About Market  Risk,” of this Form 10-K.  For further discussion of UI and UIL Holdings’ revolving credit facilities, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” and Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (D) Short-Term Credit Arrangements.”

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

In addition, governmental policy makers, industry representatives and scientists continue to discuss global climate change and potential legislation to reduce greenhouse gases.  Due to the high level of uncertainty regarding the character and timing of any legislation or regulations that may be adopted, management is unable to evaluate the potential economic impact of any such measures at this time.  Additional regulation in this area could result in UI and GenConn incurring additional capital spending and higher operating expenses.

The recent economic downturn has reduced and could further reduce the demand for electricity and impair the financial soundness of customers, which could adversely affect our results of operation.  The economic downturn could also impair the financial soundness of UI’s vendors and service providers.

The slowing of the Connecticut and national economies has reduced, and could in the future further reduce, the demand for electricity.  In Connecticut, the economic slow-down has included a sustained decline in the housing market and rising unemployment.  Although it remains below the national average unemployment rate of 10.0%, Connecticut’s seasonally-adjusted unemployment rate had risen to 8.9% in December 2009.  Furthermore, as a result of the continued economic downturn affecting the economies of the state of Connecticut, the United States and other parts of the world, UI’s vendors and service providers could experience serious cash flow problems.  As a result UI’s vendors and service providers may be unable to perform under existing contracts or may significantly increase their prices or reduce their output or performance on future contracts.

The loss of key personnel or the inability to hire and retain qualified employees could have an adverse effect on the operations of UI.

A significant portion of UI’s workforce, including many workers with specialized skills maintaining and servicing the electrical infrastructure, may retire over the next five years.  The inability to replace these employees could negatively impact UI’s ability to maintain system reliability at its current levels.  For further discussion refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Major Influences on Financial Condition,” of this Form 10-K.

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

The inability of GenConn to complete its two peaking generation projects, the inability to meet the contractual commercial operation dates, and the potential for unrecovered costs could adversely impact UIL Holdings’ financial condition and results of operations.

Borrowings by UI under an equity bridge loan (EBL) will be lent to GenConn and be converted into an equity investment upon the attainment of commercial operation by GenConn for its two peaking generation facilities.  The inability of GenConn to complete construction of and attain commercial operation for its two peaking generation facilities, or a significant delay in obtaining commercial operation by the contractual dates, or the inability to recover the related operating costs after commercial operation has been obtained, could adversely impact UIL Holdings’ financial condition and results of operations.

Grid disturbances, disruption in our networks, severe weather, security cyber attacks, or acts of war or terrorism could negatively impact UIL Holdings’ operating systems.

A disruption or black-out caused by an event that impacts the regional grid or UI’s local system, such as, but not limited to a severe storm, transmission facility outage, security breach, cyber attack, or terrorist action, could negatively impact the operation and sustainability of our systems.  Any such disruption or attack could result in a significant decrease in revenues and significant additional costs to repair assets, which could have a material adverse impact on our financial condition and results of operations.  Severe weather, such as ice and snow storms, hurricanes and other natural disasters, may cause outages and substantial property damage which may require us to incur additional costs that are generally not insured.

UIL Holdings may be required to make payments under its indemnification agreements with the buyers of former Xcelecom companies, which could adversely impact UIL Holdings’ financial condition and results of operations.

UIL Holdings is obligated to indemnify the buyers of Xcelecom’s former companies for breaches of representations, warranties and covenants made in the transaction documents with those buyers, and for certain actions by, and obligations of, the companies.  A requirement that UIL Holdings pay an indemnity claim could negatively impact UIL Holdings’ cash flow.

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

UI owns and operates 26 bulk electric supply substations with a capacity of 1,827 megavoltampere (MVA), and 21 distribution substations with a capacity of 107 MVA.  UI has 3,166 pole-line miles of overhead distribution lines and 132 conduit-bank distribution miles.

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

Item 3.  Legal Proceedings.

The general contractor and two subcontractors responsible for civil construction work in connection with the installation of UI’s portion of the Middletown/Norwalk Transmission Project’s underground electric cable system have filed a lawsuit seeking payment for change order requests for approximately $34.5 million plus interest and costs.  UI has evaluated the change order requests and lawsuits and, in doing so, has retained the services of an independent third party to review the requests and supporting information.  UI intends to defend the litigation vigorously.  To the extent that any of the change order requests are valid, UI would seek recovery through its transmission revenue requirement.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2009.

EXECUTIVE OFFICERS

The names and ages of all executive officers of UIL Holdings, including certain officers of its subsidiary UI, and the period during which he or she has held the corporate office indicated, are as follows:

Name	Age*	Position (1)	Effective Date
James P. Torgerson	57	President and Chief Executive Officer	(2)
Anthony J. Vallillo	60	President and Chief Operating Officer UI	January 1, 2001
Richard J. Nicholas	54	Executive Vice President and Chief Financial Officer	March 1, 2005
Linda L. Randell	59	Senior Vice President, General Counsel and Corporate Secretary	(3)
Steven P. Favuzza	56	Vice President and Controller	July 23, 2007
Richard J. Reed	59	Vice President - Engineering and Project Excellence UI	(4)
John J. Prete	52	Vice President - Transmission Business UI	October 1, 2007
Anthony Marone III	46	Vice President - Client & External Relations UI	(5)
_______________________
*Age as of December 31, 2009

(1)  Messrs. Vallillo, Reed, Prete and Marone hold corporate offices of UI but have also been designated as executive officers of UIL Holdings by the board of directors of UIL Holdings in light of the policy-making role each fulfills for UIL Holdings.

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

(4) Richard J. Reed was appointed Vice President – Electric System of UI on January 1, 2001.  Mr. Reed’s job title was changed to Vice President – Engineering and Project Excellence of UI, effective January 1, 2010.

(5) Anthony Marone III was appointed Vice President – Client Services of UI on October 1, 2007.  Mr. Marone’s job title was changed to Vice President – Client & External Relations of UI effective July 1, 2009.

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

A brief account of the business experience during the past five years of each executive officer of UIL Holdings is as follows:

James P. Torgerson.  Mr. Torgerson served as President and Chief Executive Officer of the Midwest Independent Transmission System Operator, Inc., prior to January 23, 2006.  Mr. Torgerson was appointed President of UIL Holdings on January 23, 2006, Chief Executive Officer of UI on April 24, 2006 and Chief Executive Officer of UIL Holdings on July 1, 2006.

Richard J. Nicholas.  Mr. Nicholas served as Vice President, Finance and Chief Financial Officer of UI from November 2002 until March 2005.  Mr. Nicholas was appointed Executive Vice President and Chief Financial Officer of UIL Holdings and UI on March 1, 2005.

Linda L. Randell.  Ms. Randell served as a Partner of Wiggin and Dana LLP from 1980 to March 26, 2007.  Ms. Randell was appointed Senior Vice President and General Counsel of UIL Holdings and UI on March 26, 2007 and was appointed Corporate Secretary of UIL Holdings and UI on July 23, 2007.

Anthony J. Vallillo.  Mr. Vallillo has served as President and Chief Operating Officer of UI since January 2001.

Richard J. Reed.  Mr. Reed served as Vice President – Electric System of UI from January 2001 until December 2009.  Mr. Reed’s job title was changed to Vice President – Engineering and Project Excellence of UI on January 1, 2010.

Steven P. Favuzza.  Mr. Favuzza served as Director – Financial Compliance of UI from January 2003 to February 2005.  Mr. Favuzza served as Assistant Vice President – Corporate Planning of UI and of UIL Holdings from March 2005 to July 2007.  Mr. Favuzza was appointed Vice President and Controller of UI and of UIL Holdings on July 23, 2007.

John J. Prete.  Mr. Prete served as Project Director for the Middletown/Norwalk Transmission Project from January 2003 to April 2006.  Mr. Prete served as Associate Vice President – Transmission Business of UI from April 2006 to October 2007.  Mr. Prete was appointed Vice President of UI on October 1, 2007.

Anthony Marone III.  Mr. Marone served as Senior Director – Client Services of UI from January 2003 to February 2005.  Mr. Marone served as Associate Vice President – Client Services of UI from February 2005 to October 2007.  Mr. Marone served as Vice President – Client Services of UI from October 2007 to July 2009.  Mr. Marone’s job title was changed to Vice President – Client and External Relations of UI on July 1, 2009.  Mr. Marone is also the President of GenConn Energy LLC (GenConn), a 50-50 joint venture of UI and NRG.  See Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (H), Related Party Transactions,” of this Form 10-K, which is hereby incorporated by reference.

Part II

Item 5.  Market for UIL Holdings’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

UIL Holdings’ common stock is traded on the New York Stock Exchange, where the high and low closing sale prices during 2009 and 2008 were as follows:

	2009 Sale Price		2008 Sale Price
	High	Low	High	Low

First Quarter	$30.93	$17.15	$35.17	$27.66
Second Quarter	$24.20	$20.69	$31.65	$28.37
Third Quarter	$27.22	$21.92	$34.78	$27.84
Fourth Quarter	$28.63	$25.57	$34.76	$26.80

Quarterly dividends on the common stock have been paid since 1900.  The quarterly cash dividends declared in 2009 and 2008 were at a rate of $0.432 per share.

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

As of December 31, 2009, there were 7,899 common stock shareowners of record.

The line graph appearing below compares the yearly change in UIL Holdings’ cumulative total shareowner return on its common stock with the cumulative total return on the S&P Composite-500 Stock Index, the S&P Public Utility Index and the S&P Electric Power Companies Index for the period of five fiscal years commencing 2005 and ending 2009.

	Dec-04	Dec-05	Dec-06	Dec-07	Dec-08	Dec-09
UIL	$100	$95	$152	$139	$120	$119
S&P 500	$100	$103	$117	$121	$74	$92
S&P Public Utility Index	$100	$113	$132	$153	$105	$97
S&P Elect. Pwr. Co. Index	$100	$114	$135	$161	$115	$114

*
Assumes that the value of the investment in UIL Holdings’ common stock and each index was $100 on December 31, 2004 and that all dividends were reinvested.  For purposes of this graph, the yearly change in cumulative shareowner return is measured by dividing (i) the sum of (A) the cumulative amount of dividends for the year, assuming dividend reinvestment, and (B) the difference in the fair market value at the end and the beginning of the year, by (ii) the fair market value at the beginning of the year.  The changes displayed are not necessarily indicative of future returns measured by this or any other method.

Equity Compensation Plan Information
Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans [Excluding Securities Reflected in Column (a)] (c)

Equity Compensation Plans Approved by Security Holders	807,665 (1)	$30.32 (2)	648,194

Equity Compensation Plans Not Approved by Security Holders	None	-	-

Total	807,665 (1)	$30.32 (2)	648,194
(1)
Includes 168,501 shares to be issued upon exercise of outstanding options, which include reload rights, 470,765 performance shares to be issued upon satisfaction of applicable performance and service requirements, and 168,399 shares of restricted stock subject to applicable service requirements.

(2)	Weighted average exercise price is applicable to outstanding options only.

UIL Holdings repurchased 20,316 shares of common stock in open market transactions to satisfy matching contributions for participants’ contributions into UIL Holdings 401(k) in the form of UIL Holdings stock as follows:

Period	Total Number of Shares Purchased*	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
October	7,163	$26.14	None	None
November	6,262	$27.08	None	None
December	6,891	$28.33	None	None
Total	20,316	$27.17	None	None
* All shares were purchased in open market transactions.  The effects of these transactions did not change the number of outstanding shares of UIL Holdings’ common stock.

Item 6. Selected Financial Data.
	2009	2008	2007	2006	2005
Financial Results of Operation ($000's)
Sales of electricity
Utility
Retail
Residential	$473,813	$495,440	$483,847	$356,652	$357,351
Commercial	273,759	302,765	350,158	316,866	312,239
Industrial	39,524	47,918	56,257	86,055	87,558
Other	9,569	9,403	10,188	10,810	10,397
Total Retail	796,665	855,526	900,450	770,383	767,545
Wholesale	235	42,291	36,637	29,355	35,782
Other operating revenues	98,781	50,123	43,917	46,194	9,068
Non-utility businesses	869	780	995	789	828
Total operating revenues	$896,550	$948,720	$981,999	$846,721	$813,223
Operating income from Continuing Operations	$122,418	$114,127	$90,165	$79,156	$80,132
Income from Continuing Operations, net of tax	$54,459	$48,385	$46,693	$58,716	$33,476
Discontinued Operations, net of tax (Note N) (2)	(142)	(237)	(1,996)	(123,880)	(2,222)
Net Income (Loss)	$54,317	$48,148	$44,697	$(65,164)	$31,254
Financial Condition ($000's)
Property, Plant and Equipment in service - net	$1,028,860	$986,777	$600,305	$547,741	$517,251
Deferred charges and regulatory assets	882,662	779,587	687,672	722,644	721,127
Assets of discontinued operations	3,728	5,437	4,490	9,935	221,899
Total Assets (1)	2,221,760	2,083,186	1,775,834	1,631,493	1,799,055
Current portion of long-term debt	58,256	55,286	104,286	78,286	4,286
Net long-term debt excluding current portion	673,549	549,031	479,317	408,603	486,889
Net common stock equity	574,176	474,579	464,291	460,581	544,578
Common Stock Data
Average number of shares outstanding - basic (000's)	28,027	25,114	24,986	24,441	24,245
Number of shares outstanding at year-end (000's)	29,977	25,174	25,032	24,856	24,320
Earnings per share - basic:
Continuing Operations	$1.94	$1.93	$1.87	$2.41	$1.38
Discontinued Operations (Note N) (2)	-	(0.01)	(0.08)	(5.07)	(0.09)
Net Earnings (Loss)	$1.94	$1.92	$1.79	$(2.66)	$1.29
Earnings per share - diluted
Continuing Operations	$1.93	$1.90	$1.85	$2.37	$1.37
Discontinued Operations (Note N) (2)	-	(0.01)	(0.08)	(5.00)	(0.09)
Net Earnings (Loss)	$1.93	$1.89	$1.77	$(2.63)	$1.28

Book value per share	$19.15	$18.85	$18.55	$18.53	$22.39
Dividends declared per share	$1.728	$1.728	$1.728	$1.728	$1.728
Market Price:
High	$30.93	$35.17	$40.40	$43.15	$33.66
Low	$17.15	$26.80	$27.24	$26.45	$27.57
Year-end	$28.08	$30.03	$36.95	$42.19	$27.59
Other Financial and Statistical Data (Utility only)
Sales by class (millions of kWh's)
Residential	2,187	2,273	2,346	2,360	2,458
Commercial	2,669	2,724	2,743	2,676	2,702
Industrial	593	690	785	840	902
Other	44	42	43	43	44
Total	5,493	5,729	5,917	5,919	6,106
Number of retail customers by class (average)
Residential	292,067	291,906	291,247	289,913	289,122
Commercial	30,386	30,200	29,526	29,067	28,934
Industrial	1,136	1,150	1,180	1,278	1,356
Other	1,277	1,220	1,222	1,242	1,260
Total	324,866	324,476	323,175	321,500	320,672

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

OVERVIEW AND STRATEGY

The primary business of UIL Holdings Corporation (UIL Holdings) is ownership of its operating regulated utility.  The utility business consists of the electric transmission and distribution operations of The United Illuminating Company (UI).  UI is also a 50-50 joint venturer, together with NRG Energy, Inc. (NRG), in GenConn Energy LLC (GenConn), a project selected to build new peaking generation plants chosen by the Connecticut Department of Public Utility Control (“DPUC”) to help address the state’s growing need for more power generation during the heaviest load periods.  UIL Holdings also has non-utility activities which recently included the operations of Xcelecom, Inc. (Xcelecom) until the substantial completion of the sale of that business effective December 31, 2006.  UIL Holdings is headquartered in New Haven, Connecticut, where its senior management maintains offices and is responsible for overall planning, operating and financial functions.

UIL Holdings’ current overall corporate strategy is to create shareowner value by investing in the utility business to grow earnings and cash flow in the following major areas of business focus:

•	Transmission – invest in transmission infrastructure opportunities both within and outside of UI’s service territory, pursuing financial incentives offered by the FERC, as available
•	Generation – invest in the GenConn peaking generation project, and pursue other potential opportunities in generation consistent with state statute and regulatory policies
•	Distribution – invest in the distribution infrastructure in accordance with UI’s ten-year plan to maintain system reliability and meet customer requirements
•	Conservation and Load Management (C&LM) – execute state authorized C&LM programs and regional demand response initiatives

The United Illuminating Company

UI, the utility operating unit of UIL Holdings, is an electric transmission and distribution utility, the primary objective of which is to provide high-quality customer service, including the safe, reliable, cost-effective delivery of electricity to its customers in the 17 municipalities in Southwest Connecticut in which it operates.  To provide reliable service, UI will prudently invest in, and maintain, its transmission and distribution infrastructure.  The transmission business explores future transmission opportunities, pursues FERC incentives, acts to influence the ISO planning process as appropriate, and develops additional transmission infrastructure projects.  As part of this effort, UI and The Connecticut Light and Power Company (CL&P) (which provides electric transmission and distribution service in other Connecticut municipalities) worked together and, in December 2008, completed a major transmission upgrade, the Middletown/Norwalk Project, in southwest Connecticut.  UI has Connecticut Siting Council (CSC) approval for complete replacement and construction of the Grand Avenue switching station in New Haven, Connecticut.  GenConn, a 50-50 joint-venture of UI and NRG  is currently constructing two peaking generation projects approved by the DPUC to help address Connecticut’s growing need for more power generation during the heaviest load periods.  GenConn’s

Devon plant is scheduled to be in commercial operation by June 2010, and its Middletown plant is scheduled to be in commercial operation by June 2011.  See “Major Influences on Financial Condition – The United Illuminating Company – Generation” for further discussion.

UI plans to manage operating and maintenance costs to have a reasonable opportunity to achieve its authorized return on equity, while producing earnings and cash flow, consistent with maintaining reliable service to customers.  Earnings from UI’s Competitive Transition Assessment (CTA) component are expected to decline over time due to the planned amortization of, and resulting reduction in, UI’s stranded cost rate base.  The decline in CTA revenues is expected to be offset by higher transmission revenues, resulting from planned transmission infrastructure investments, investments in the distribution rate base, and the completion of the GenConn peaking generation facilities.

United Capital Investments, Inc.

UCI is a limited partner in an investment fund, The Ironwood Mezzanine Fund, with equity participation of approximately 4% and recently held a passive, minority position in Zero Stage Capital which was a venture capital fund that invested in emerging growth companies.  The Ironwood Mezzanine Fund is a Small Business Investment Company that focuses on mezzanine financing and invests a portion of its capital in women-owned and minority-owned small businesses and businesses located in low and moderate income areas.  As a mezzanine fund, it provides growth and acquisition capital to privately held businesses committed to sustainable long-term growth.  UCI received a final distribution for Zero Stage Capital during 2008.  UCI also has a lease agreement that conveys the right to a third party to a specific area located in New Haven, Connecticut.  The net carrying value of UCI’s investments as of December 31, 2009, was $2.0 million.

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

The United Illuminating Company

UI is an electric transmission and distribution utility whose structure and operations are significantly affected by legislation and regulation.  UI’s rates and authorized return on equity are regulated by the Federal Energy Regulation Commission (FERC) and the DPUC.  Legislation and regulatory decisions implementing legislation establish a framework for UI’s operations.  Other factors affecting UI’s financial results are operational matters, such as the ability to manage expenses, uncollectibles and capital expenditures, in addition to sales volume and major weather disturbances.  Sales volume is not expected to have an impact on distribution earnings during the two-year decoupling pilot established in the 2008 Rate Case final decision.  The extent to which sales volume will have an impact on UI’s financial results beyond such period will depend upon the nature and extent of decoupling implemented by the DPUC. UI expects to continue to make capital investments in its distribution and transmission infrastructure.

Generation

GenConn is a 50-50 joint venture of UI and NRG.  In 2008, the DPUC selected two projects proposed by GenConn to help address Connecticut’s growing need for more power generation during the heaviest load periods.

Two peaking generation projects, each with a nominal capacity of 200 megawatts (MW), are being constructed at NRG’s existing Connecticut plant locations in Devon and Middletown.  GenConn’s Devon plant is scheduled to be in commercial operation by June 2010, and its Middletown plant is scheduled to be in commercial operation by June 2011.  GenConn recovers its costs under a contract for differences (CfD) agreement which is cost of service based.  GenConn has signed CfDs for both projects with CL&P.  The cost of the contracts will be paid by customers and will be subject to a cost-sharing agreement whereby approximately 20% of the cost is borne by UI customers and approximately 80% by CL&P customers.

Given the anticipated commercial operation date for the Devon plant of June 2010, GenConn filed its required rate case request with the DPUC in December 2009 seeking approval of 2010 revenue requirements.

As a result of changed market conditions and updated cost information, GenConn project costs have increased over the proposal it had originally submitted to the DPUC.  The increase was driven primarily by increased financing costs and the cost to build interconnection facilities at the Middletown site.  The DPUC has ruled that prudently incurred financing costs, interconnection costs and taxes will be recoverable and, therefore, GenConn expects to recover such costs.  The CfDs will provide for a true-up of revenue from the ISO New England (ISO-NE) markets in which GenConn participates to DPUC approved revenue requirements.

Contracts for Differences

In accordance with FASB ASC 820 “Fair Value Measurements and Disclosures” (ASC 820), UIL Holdings applies fair value measurements to certain assets and liabilities, a portion of which fall into Level 3 of the fair value hierarchy defined by ASC 820 as pricing inputs that include significant inputs that are generally less observable from objective sources.  As of December 31, 2009, the assets and liabilities, other than pension and other post-retirement assets, that are accounted for at fair value on a recurring basis as Level 3 instruments are contracts for differences, which represent 78.4% of the total amount of assets, and 100% of the total amount of liabilities accounted for at fair value on a recurring basis.  The determination of fair value of the contracts for differences is based on a probability-based expected cash flow analysis that is discounted at risk-free interest rates and an adjustment for non-performance risk using credit default swap rates.  Certain management assumptions were made in this valuation process, including development of pricing that extended over the term of the contracts.  In addition, UIL performs an assessment of risks related to obtaining regulatory, legal and siting approvals, as well as obtaining financing resources and ultimately attaining commercial operation.   The DPUC has determined that costs associated with these contracts for differences are fully recoverable.  As a result, there is no impact on UIL Holdings’ net income as any unrealized gains/(losses) resulting from quarterly mark-to-market adjustments are offset by the establishment of regulatory assets/(liabilities) that have been recognized for the purpose of such recovery.

On February 7, 2010, an explosion occurred at the construction site of the nearly completed 620-megawatt plant being built by Kleen Energy Systems, LLC (“Kleen”), one of the four capacity resources selected by the DPUC to create new or incremental capacity resources as noted above.  As noted above, CL&P has executed CfDs with two of the selected projects, including the Kleen project.  The CfD with Kleen is subject to the sharing agreement between UI and CL&P whereby UI pays 20% of the costs and obtains 20% of the benefits of the contract.  The extent of damage and any resulting delay in the attainment of commercial operation is not now determinable, therefore, UI cannot presently assess the potential financial impact.  Based on information known to date, it appears to be reasonably likely that there will be a delay in Kleen's attainment of commercial operation, which could have a material impact in 2010 on the fair value of the related regulatory asset and derivative liability that existed on the Consolidated Balance Sheet as of December 31, 2009 which was based on a probability-based expected cash flow analysis that was discounted at the December 31, 2009 risk-free interest rate, and an adjustment for non-performance risk using credit default swap rates.  This event will not have an impact on UIL Holdings’ Consolidated Statement of Income.

Legislation & Regulation

Background

From time to time, state legislation impacts the operation of the electric utility industry in Connecticut.  The electric industry in Connecticut was significantly restructured commencing in 1998.  Legislation enacted since then (as described below) continues to address various energy issues.  There was no significant legislation passed in 2008 or 2009 concerning the utility industry.

Electric Restructuring  As a result of Public Act 98-28, Public Act 03-135, as amended in part by Public Act 03-221, Public Act 05-1 (June Special Session), and Public Act 07-242  (collectively, the Restructuring Legislation), UI’s distribution and transmission rates are “unbundled” on customers’ bills, which also include separate charges for the Competitive Transition Assessment (CTA), Generation Services Charge (GSC), a combined public benefits charge that includes the C&LM charge, Renewable Energy Investment (REI) charge, and Systems Benefits Charge (SBC), and Federally Mandated Congestion Charges (FMCCs), each as defined in the Restructuring Legislation.

Transitional Standard Offer Incentive  The 2003 legislation provided for the DPUC to establish an incentive plan for the procurement of long-term contracts for transitional standard offer service that compares UI’s actual average contract price to a regional average price for electricity, making adjustments as deemed appropriate by the DPUC.  If UI’s price was lower than the average, the legislation provided for the plan to allocate $0.00025/kilowatt-hour of transitional standard offer service to the distribution company.  The DPUC issued a final decision in January 2009 that found UI was not eligible for a procurement incentive for 2004.  UI appealed the DPUC’s final decision to the state superior court.  By decision filed February 5, 2010, the superior court determined that the DPUC did not apply the proper standard in determining whether UI qualified for the incentive and that the DPUC made other errors, and remanded the case to the DPUC for further proceeding in accordance with the court's decision.

Energy Independence Act  In July 2005, the Energy Independence Act (EIA) became law in Connecticut.  The EIA in large part provides for incentives to promote the development of projects and resources that are intended to reduce FMCCs, and provides that electric distribution companies will recover their costs and investments resulting from the law through a number of mechanisms, including the FMCC on customers’ bills.

2007 Energy Act  In July 2007, the 2007 Energy Act became law in Connecticut.  The 2007 Energy Act contains numerous provisions primarily regarding the electric industry.  The 2007 Energy Act resulted in the DPUC’s selection of certain peaking generation projects (including GenConn’s proposal to build capacity at NRG’s existing plants in Middletown and Devon).  Pursuant to the 2007 Energy Act, UI continues to work with CL&P and the Connecticut Energy Advisory Board (CEAB) in the development of an energy assessment and resource plan that is submitted by the CEAB to the DPUC.

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

Energy Policy Act  In August 2005, the Energy Policy Act of 2005 (Energy Policy Act) became federal law.  Title XII of the Energy Policy Act included provisions that impact UIL Holdings, such as the repeal of the Public Utility Holding Company Act (PUHCA) of 1935 and the enactment of PUHCA 2005, and numerous provisions that may affect UI, some of which include (1) reducing depreciable lives for newly constructed electric transmission lines, (2) establishing an electric reliability organization responsible for reliability standards, subject to FERC jurisdiction, approval and enforcement, (3) authorizing limited FERC backstop siting authority for interstate transmission projects in federally designated transmission corridors, (4) requiring the FERC to issue a rule that provides transmission rate incentives to promote capital investment and provides for recovery of all prudent costs of complying with mandatory reliability standards and costs related to transmission infrastructure development, (5) prohibiting energy market manipulation and vesting the FERC with enhanced authority to impose penalties for violations of the FPA, and (6) revising the regulation of Cogeneration and Qualifying Facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA).

Rates

In rulings throughout 2009, the DPUC issued its final decision regarding UI’s application requesting an increase in distribution rates (the “2009 Decisions”), the results of which included a $6.8 million increase in revenue requirements for 2009, compared to 2008.  Because a larger, previously approved increase in revenue requirements for 2009 had gone into effect January 1, 2009, UI returned approximately $0.97 million to ratepayers through a one-time adjustment in April 2009.

The 2009 Decisions provided for an allowed distribution return on equity of 8.75%, a decrease from the previously approved 9.75%, and a capital structure of 50% equity and 50% debt, compared to the previously approved 48% equity and 52% debt.  The 2009 Decisions continued the prior earnings sharing mechanism structure, applying to the new 8.75% allowed return, whereby 50% of any earnings over the allowed twelve month level is returned to customers and 50% is retained by UI.  Given the effective date of the 2009 Decisions, UI’s weighted average allowed distribution return on equity for 2009 was 8.84%.  Additionally, the 2009 Decisions provided for full revenue decoupling of distribution revenues from sales, recovery of updated pension and postretirement expense for 2010, a partial reconciliation for the cost of debt and an additional increase in distribution revenue requirements of $19.4 million for 2010.

The 2009 Decisions also provided for the establishment of a regulatory asset to address the portion of the actual increase in pension and postretirement expense for 2009 and 2010 that was not included in rates.  For 2009, a $10.2 million regulatory asset was approved and established, for which full recovery in 2010 rates was subsequently approved by the DPUC; accordingly, it will be removed from rates effective February 4, 2011.  The DPUC also approved the 2010 cash recovery of $11.4 million for estimated 2010 pension and postretirement expense not previously included in rates.

In December 2009, UI received a letter ruling approving rates effective January 1, 2010 incorporating the above mentioned distribution rate changes along with previously approved changes to the GSC, Non-Bypassable Federally Mandated Congestion Charges (NBFMCC), transmission and system benefits charge resulting in no change in the total rate for a residential Rate R customer with standard service generation.  Additionally, last resort service GSC rates for the January 1, 2010 through March 31, 2010 time period were approved.

Transmission Return on Equity

DPUC decisions do not affect the revenue requirements determination for transmission, including the applicable return on equity, which are within the jurisdiction of the FERC.  For 2009, UI’s overall allowed weighted-average ROE for its transmission business was 12.52%.  See Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (C), Regulatory Proceedings – Regional Transmission Organization for New England,” of this Form 10-K for further information.

Other Regulation

UI generally has several regulatory proceedings open and pending at the DPUC at any given time.  Examples of such proceedings include an annual DPUC review and reconciliation of UI’s CTA and SBC revenues and expenses, dockets to consider specific restructuring or electricity market issues, consideration of specific rate or customer issues, and review of conservation programs.

UI files semi-annual true-ups with the DPUC regarding Bypassable Federally Mandated Congestion Charges (BFMCC) and NBFMCC.  These customer charges relate to “congestion costs” associated with not having adequate transmission infrastructure to move energy from the generating sources to the consumer and costs associated with maintaining the reliability of electric service.  These costs change from time to time and the semi-annual true-ups provide a mechanism for the electric distribution companies to adjust the charges to customers accordingly.

During 2007, UI submitted a filing to the FERC requesting inclusion of 100% of Construction Work in Progress (CWIP) in transmission rate base and a 50 basis point ROE adder for use of advanced transmission technologies in the Middletown/Norwalk transmission project.  In May 2007, the FERC ruled that for project costs incurred after August 8, 2005, UI could include 100% of CWIP expenditures in rate base.  Certain parties requested rehearing of the FERC’s May 2007 order, but in January 2009, the FERC denied those requests.  Also in January 2009 the DPUC and the Attorney General of Connecticut filed a petition with the United States Court of Appeals for the District of Columbia Circuit seeking judicial review of the FERC’s May 2007 and January 2009 orders.  The Company is unable to predict the outcome of these appeals at this time.

In its January 2009 decision, the DPUC determined that UI did not earn the Transitional Standard Offer (TSO) procurement incentive for 2004 of approximately $0.8 million, after tax.  The determination was a result of a change in the DPUC’s methodology from its initial determination in 2005 that UI had earned the incentive. The DPUC issued a final decision in January 2009 that found UI was not eligible for a procurement incentive for 2004.  UI appealed the DPUC’s final decision to the state superior court.  By decision filed February 5, 2010, the superior court determined that the DPUC did not apply the proper standard in determining whether UI qualified for the incentive and that the DPUC made other errors, and remanded the case to the DPUC for further proceeding in accordance with the court's decision.

Operations

In implementing the Restructuring Legislation, UI established a Distribution Division and other “unbundled” components for accounting purposes, to reflect the various unbundled components on customer bills.  Initially, the Distribution Division included both transmission and distribution.  For regulatory and accounting purposes, UI has now separated transmission and distribution into separate divisions.  Changes to income and expense items related to transmission and distribution have a direct impact on net income and earnings per share, while changes to items in “other unbundled utility components” do not have such an impact.  The other components are the CTA, the SBC, the GSC, the C&LM charge, and REI charge.  The CTA earns an authorized 8.75% return on the equity portion of rate base.  Returns are achieved either by accruing additional amortization expenses, or by deferring such expenses, as required to achieve the authorized return.  Amortization expense within CTA impacts earnings indirectly through changes to the rate base.  The SBC, GSC, C&LM and REI are essentially pass-through components (revenues are matched to recover costs).  Except for the procurement fee in the GSC previously discussed in the “Legislative & Regulation – Background” section and the incentives earned with GSC and C&LM as well as any SBC carrying charges applied to deferred charges as discussed in the “Rates” section, expenses are either accrued or deferred such that there is no net income associated with these four unbundled components.

The primary operational factors affecting UI’s financial results are the ability to control expenses and capital expenditures.  Retail electric sales volume can be significantly affected by economic conditions, customer conservation efforts, and weather.  Sales volume is not expected to have an impact on distribution earnings during the two-year decoupling pilot established in the 2008 Rate Case final decision.  The extent to which sales volume will have an impact on UI’s financial results beyond such period will depend upon the nature and extent of decoupling implemented by the DPUC.  The level of economic growth can be impacted by job growth or workforce reductions, plant relocations into or out of UI service territory, and expansions or contractions of facilities within UI’s service territory, all of which can affect demand for electricity.  The weather can also have an impact on expenses, dependent on the level of work required as a result of storms or other extreme conditions.  UI’s major expense components are (1) purchased power, (2) amortization of stranded costs, (3) wages and benefits, (4) depreciation, and (5) regional network service (RNS) transmission costs.

In 2008, UI completed the purchase of a parcel of land that is centrally located within its service territory.  This land, on 34 acres in the Town of Orange, adjacent to I-95, will serve as the home of UI’s consolidated operations center.  In close proximity to this property, UI entered into a long-term lease of a parcel of land that will serve as the future home of the Company’s corporate offices.  The two parcels will help UI to realize its plan to consolidate operations and office personnel in close proximity to each other.  UI expects the result to be increased operational efficiencies and improved customer service.

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

UI must procure its standard service power pursuant to a procurement plan approved by the DPUC.  The procurement plan must provide for a portfolio of service agreements procured in an overlapping pattern over fixed time periods (a “laddering” approach).  In June 2006, the DPUC approved a procurement plan for UI.  As required by Connecticut statute, a third party consultant retained by the DPUC works closely with UI in the procurement process and to provide a joint recommendation to the DPUC as to selected bids.

UI has wholesale power supply agreements in place for the supply of all of UI’s standard service customers for all of 2010, 80% for 2011 and 20% for 2012.  Supplier of last resort service is procured on a quarterly basis.  UI determined that its contracts for standard service and supplier of last resort service are derivatives under Accounting Standards Codification (ASC) 815 “Derivatives and Hedging” and elected the “normal purchase, normal sale” exception under ASC 815 “Derivatives and Hedging”.  As such, UI regularly assesses the accounting treatment for its power supply contracts.  These wholesale power supply agreements contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt was to fall below investment grade.  In October 2009, Moody’s Investor Services (Moody’s) released its updated credit opinion for UI and maintained its Baa2 rating with a stable outlook.   In December 2009, Standard & Poors’ Investor Services (S&P) reinitiated coverage on UI and rated it BBB with a stable outlook.  UI’s credit rating would have to decline two ratings to fall below investment grade at either rating service.  If this were to occur, monthly amounts due and payable to the power suppliers would be accelerated to semi-monthly payments and UI would have to deliver collateral security in an amount equal to the receivables due to the sellers for the thirty day period immediately preceding the default notice.  If such a situation was in effect as of December 31, 2009, UI would have had to post approximately $26 million in collateral.

As a result of an April 2008 DPUC decision, UI is permitted to seek long-term contracts for up to 20% of standard service requirements, the goal of which is to obtain long-term energy supply contracts and Connecticut Class I Renewable Energy Certificates for UI’s standard service customers that will result in economic benefit to ratepayers, both in terms of risk and cost mitigation.  UI is exploring long-term contract alternatives.

Competitive Transition Assessment

UI’s CTA collection recovers costs that have been reasonably incurred, or will be incurred, to meet its public service obligations and that will likely not otherwise be recoverable in a competitive market.  These “stranded costs” include above-market long-term purchased power contract obligations, regulatory asset recovery and above-market investments in power plants.  A significant amount of UI’s earnings is generated by the authorized return on the equity portion of unamortized stranded costs in the CTA rate base.  UI’s after-tax earnings attributable to CTA for the years ended December 31, 2009, 2008 and 2007 were $7.1 million, $9.1 million and $10.5 million, respectively. A significant portion of UI’s cash flow from operations is also generated from those earnings and from the recovery of the CTA rate base and other stranded costs.  Cash flow from operations related to CTA amounted to $40 million, $38 million and $35 million for the years ended December 31, 2009, 2008 and 2007, respectively.  The CTA rate base has declined from year to year for a number of reasons, including:  amortization of stranded costs, the sale of UI’s nuclear units, and adjustments made through the annual DPUC review process.  The original rate base component of stranded costs, as of January 1, 2000, was $433 million.  It has since declined to $145.2 million at year-end 2009.  In the future, UI’s CTA earnings will decrease while, based on UI’s current projections, cash flow will remain fairly constant until stranded costs are fully amortized.  Total CTA cost recovery is currently projected to be completed in 2015, with stranded cost amortizations expected to end in 2013.  The date by which stranded costs are fully amortized depends primarily upon the DPUC’s future decisions, which could affect future rates of stranded cost amortization.

Capital Projects

In order to maintain and improve its electricity delivery system and to provide quality customer service, UI is required to spend a significant amount each year on capital projects in the Distribution and Transmission Divisions.  A large portion of the funds required for capital projects is provided by operating activities, and the remainder must be financed externally.

In December 2008, the 345-kilovolt (kV) transmission line from Middletown, Connecticut, to Norwalk, Connecticut (the Project) was completed and the transmission assets were placed in service.  As a result, UI’s transmission rate base increased by approximately $300 million, an increase of more than 200% relative to UI’s net transmission assets existing prior to the Project receiving approval from the Connecticut Siting Council (CSC).

In a May 2007 Order, the FERC approved rate incentives for the Project.  The Project was allowed to include Construction Work In Progress (CWIP) expenditures in rate base.  For project costs incurred before August 8, 2005, the FERC allowed UI to include 50% of CWIP expenditures in rate base, and for project costs incurred after August 8, 2005, the FERC allowed UI to include 100% of CWIP expenditures in rate base.  The FERC also accepted a 50 basis point adder which will be applied only to costs associated with advanced transmission technologies.

Certain parties requested rehearing of the FERC May 2007 order, but in January 2009, the FERC denied those requests.  Also, in January 2009, the DPUC and the Attorney General of Connecticut filed a petition with the U.S. Court of Appeals seeking judicial review of the FERC’s May 2007 and January 2009 orders.  UI is unable to predict the outcome of these appeals at this time.

UI and CL&P filed a transmission cost allocation application relating to the Project with ISO-NE in April 2008.  ISO-NE will determine which costs of the Project, if any, will be included in the New England regional transmission rate. UI will seek to recover any non-pool supported costs of the Project, or Localized Costs, in transmission revenues from customers throughout the State of Connecticut.

Regional Transmission Organization for New England

Transmission Return on Equity (ROE)

In March 2008, the FERC issued an order on rehearing (Rehearing Order) establishing allowable ROEs for transmission projects of transmission owners in New England, including UI.  In the Rehearing Order, the FERC established the base-level ROE of 11.14% beginning in November 2006.  The Rehearing Order also confirmed a 50 basis point ROE adder on Pool Transmission Facilities (PTF) for participation in the RTO-NE and a 100 basis point ROE incentive for projects included in the ISO-NE Regional System Plan  that were completed and on line as of December 31, 2008.  The Middletown/Norwalk Transmission Project  received this 100 basis point ROE adder.    For projects placed in service after December 31, 2008, incentives may be requested from the FERC, through a specific showing justifying the incentive, on a project specific basis.

In May 2008, several public entities, including the DPUC, filed a petition with the United States Court of Appeals for the District of Columbia Circuit (U.S. Court of Appeals) challenging the Rehearing Order.  On January 29, 2010, the U.S. Court of Appeals issued a decision upholding the FERC order.

UI’s overall transmission ROE is determined by the mix of UI’s transmission rate base between new and existing transmission assets, and whether such assets are PTF or non-PTF.  UI’s transmission assets are primarily PTF.  For 2009, UI overall allowed weighted-average ROE for its transmission business was 12.52%.

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

Xcelecom, Inc.

UIL Holdings’ exposure regarding Xcelecom is now primarily related to the collection of promissory note, notes from, and the indemnification obligations to, the buyers of the former Xcelecom companies.

LIQUIDITY AND CAPITAL RESOURCES

UIL Holdings generates its capital resources primarily through operations.  At December 31, 2009, UIL Holdings had $15.3 million of unrestricted cash and temporary cash investments.  This represents an increase of $7.5 million from the corresponding balance at December 31, 2008.  The components of this increase, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

(In Millions)

Unrestricted cash and temporary cash investments, December 31, 2008	$7.7

Net cash provided by operating activities	172.1

Net cash provided by (used in) investing activities:
Related party note receivable	(72.2)
Cash invested in plant - including AFUDC debt	(123.6)
Restricted cash (1)	7.3
Investment in CT Yankee	1.0
Other	0.1
(187.4)

Net cash provided by (used in) financing activities:
Issuances of common stock	92.2
Issuances/payments of long-term debt, net	127.5
Payments on short-term notes payable, net	(148.0)
Dividend payments	(47.7)
Other financing activities	(1.2)
22.8

Net change in cash	7.5

Unrestricted cash and temporary cash investments, December 31, 2009	$15.3

(1) As of December 31, 2009, UIL Holdings had $3.7 million in restricted cash which primarily relates to certain retention amounts concerning the Middletown/Norwalk Transmission Project which have been withheld by UI and will remain in place until the verification of fulfillment of contractor obligations.

The unrestricted cash position of UIL Holdings increased by $7.5 million from December 31, 2008 to December 31, 2009, as cash provided by operating and financing activities exceeded cash used in investing activities.  Cash used in investing activities during 2009 consisted primarily of capital expenditures of $123.6 million for distribution and transmission infrastructure as well as an additional $72.2 million in funds loaned to GenConn.  Cash provided by financing activities during 2009 included $92.2 million from issuances of common stock and $127.5 million from net issuances of long-term debt, partially offset by net payments on short-term notes payable of $148.0 million and the quarterly dividend payments on UIL Holdings’ common stock totaling $47.7 million.

UIL Holdings accesses capital through both long-term and short-term financing arrangements.  Total current and long-term debt outstanding as of December 31, 2009 was $731.8 million, as compared to $604.3 million at year-end December 31, 2008.   In December 2009, UI issued $50 million of debt to repay maturing debt.

UIL Holdings and UI have a revolving credit agreement with a group of banks that extends to December 22, 2011.  The borrowing limit under the facility for UI is $175 million, with $50 million of the limit available for UIL Holdings.  The facility permits borrowings at fluctuating interest rates determined by reference to Citibank’s New York base rate and the Federal Funds Rate (as defined in the facility), and also permits borrowings for fixed periods up to six months as specified by UI and UIL Holdings at fixed interest rates (London Interbank Offered Rate or LIBOR determined by the Eurodollar Interbank Market in London.  The facility also permits the issuance of letters of credit up to $50 million.  As of December 31, 2009, UI had no outstanding borrowings under the facility and UIL Holdings had a standby letter of credit outstanding in the amount of $1 million.   The UIL Holdings standby letter of credit reduces the amount of credit available for UI.  Available credit, under this facility, at December 31, 2009 for UI was $174 million, of which $49 million is available for UIL Holdings.

In November 2008, UI entered into a revolving credit agreement with Union Bank, N.A., formerly Union Bank of California, N.A., with a borrowing limit of $25 million.  UI terminated that credit agreement on April 27, 2009.

During late 2008, conditions in the capital markets resulted in reductions in asset values of funded pension and postretirement plans.  In particular, the projected benefit obligation for the qualified pension plan now exceeds the fair market value of the plan assets by $140 million.  Although asset values recovered somewhat in 2009, these reductions, if not offset by additional gains in future years, will result in higher pension and postretirement expenses in future years along with additional cash contributions.  Asset values as of December 31, 2009 and December 31, 2008 were approximately $231.3 million and $211.7 million, respectively.  While there was no minimum required pension contribution for the 2009 plan year, UI expects to make a contribution of approximately $9 million in 2010, subject to current proposals that are pending before the United States Congress.

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

GenConn has approval from the DPUC to build 200 MW of nominal capacity at NRG’s existing plant in Devon, CT (the “Devon Project”) and 200 MW of nominal capacity at NRG’s existing plant in Middletown, CT (the “Middletown Project”).  GenConn expects to finance 50% of its capital requirements with the proceeds of the Project Financing it obtained on April 27, 2009.  UI and NRG will each make an equity investment in GenConn on a 50%/50% basis to meet the remaining 50% of GenConn’s capital requirements.  Such equity investments are expected to occur within the first six months of 2010 in the amount of approximately $53 million for the Devon Project and within the first six months of 2011 in the amount of approximately $60 million for the Middletown Project.  UI expects to use the proceeds of the EBL it obtained on April 27, 2009 for its portion of those requirements and to replace the EBL with cash on hand and with funds raised in the capital markets.  See Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements – Note (B), Capitalization” of this Form 10-K for further discussion of the EBL.

UI’s wholesale power supply agreements contain default provisions that include required performance assurance, including certain collateral obligations in the event that UI’s credit rating on senior debt was to fall below investment grade.  In October 2009, Moody’s released its updated credit opinion for UI and maintained its Baa2 rating with a stable outlook.   In December 2009, S&P reinitiated coverage on UI and rated it BBB with a stable outlook.  UI’s credit rating would have to decline two ratings to fall below investment grade at either rating service.  If this were to occur, monthly amounts due and payable to the power suppliers would be accelerated to semi-monthly payments and UI would have to deliver collateral security in an amount equal to the receivables due to the sellers for the thirty day period immediately preceding the default notice.  If such a situation was in effect as of December 31, 2009, UI would have had to post approximately $26 million in collateral.

Financial Covenants

UIL Holdings and UI are required to comply with certain covenants in connection with their respective loan agreements.  The covenants are normal and customary in bank and loan agreements.  The summary below describes only the financial covenants in the agreements.

Long-Term Debt

UIL Holdings

Under the Note Purchase Agreement in connection with the (1) 7.23% Senior Notes, Series A, due February 15, 2011, in the original principal amount of $30 million, and (2) 7.38% Senior Notes, Series B, due February 15, 2011, in the principal amount of $45 million, issued by UIL Holdings, UIL Holdings is required to (i) maintain a ratio of consolidated debt to consolidated capital of not greater than 65% (debt ratio); (ii) maintain a ratio of consolidated earnings available for interest charges to consolidated interest charges for any period of four consecutive fiscal quarters of at least 2.00 to 1.00 (interest coverage ratio); and (iii) maintain consolidated net worth of at least $345 million plus 25% of consolidated net income on a cumulative basis for each fiscal quarter after December 31, 2000 for which consolidated net income is positive.  As of December 31, 2009, UIL Holdings’ debt ratio was 56%; its interest coverage ratio was 3.16 to 1.00; and it had consolidated net worth that exceeded the amount required by the covenant by $111.9 million.  The Note Purchase Agreement describes typical events of default, including the situation in which UIL Holdings, UI, or the direct parent of the non-utility subsidiaries defaults on indebtedness in the aggregate principal amount of at least $10 million due to (i) a default in payment or payments due on the indebtedness, or (ii) default in the performance of or compliance with any term or condition of the indebtedness, which could result in the requirement that such indebtedness be repaid, or (iii) the occurrence of any event or condition that could require the purchase or repayment of the indebtedness prior to maturity.

There are no repayment triggers based on changes in UIL Holdings’ Issuer Rating, assigned by Moody’s, or corporate credit rating, assigned by S&P, in connection with the agreement described above.

UI

Under (1) the Note Purchase Agreement in connection with the (a) 6.06% Senior Notes, Series A, due September 5, 2017, in the principal amount of $40 million, (b) 6.06% Senior Notes, Series B, due December 6, 2017, in the principal amount of $30 million, (c) 6.26% Senior Notes, Series C, due September 5, 2022, in the principal amount of $44 million, (d) 6.26% Senior Notes, Series D, due December 6, 2022, in the principal amount of $33 million, (e) 6.51% Senior Notes, Series E, due September 5, 2037, in the principal amount of $16 million, and (f) 6.51% Senior Notes, Series F, due December 6, 2037, in the principal amount of $12 million, (2) the Note Purchase Agreement in connection with the (a) 6.46% Senior Notes, Series A, due November 3, 2018, in the principal amount of $50 million, (b) 6.51% Senior Notes, Series B, due December 1, 2018, in the principal amount of $50 million, and (c) 6.61% Senior Notes, Series C, due December 1, 2020, in the principal amount of $50 million, (3) the Note Purchase Agreement in connection with the 5.61% Senior Notes, due March 10, 2025, in the principal amount of $50 million, and (4) the Equity Bridge Loan, UI is required to maintain a ratio of consolidated debt to consolidated capital of not greater than 65% (debt ratio).  As of December 31, 2009, UI’s debt ratio was 53%.  The Note Purchase Agreements and the Equity Bridge Loan describe typical events of default, including the situation in which UI defaults on indebtedness in the aggregate principal amount of at least $10 million due to (i) a default in payment or payments due on the indebtedness, or (ii) default in the performance of or compliance with any term or condition of the indebtedness, which could result in the requirement that such indebtedness be repaid, or (iii) the occurrence of any event or condition that could require the purchase or repayment of the indebtedness prior to maturity.

There are no dividend restrictions or repayment triggers based on changes in UI’s Issuer Rating, assigned by Moody’s, or corporate credit rating, assigned by S&P, in connection with the above agreements.

Short-term Debt

UIL Holdings / UI

UIL Holdings and UI are parties to a revolving credit agreement with a group of banks that extends to December 22, 2011 (the “Credit Agreement”).  The borrowing limit under the Credit Agreement for UI is $175 million with $50 million of the limit available for UIL Holdings.  Under the Credit Agreement, UIL Holdings and UI are each required to maintain a ratio of consolidated debt to consolidated capital of not greater than 65% (debt ratio).  As of December 31, 2009, UIL Holdings’ debt ratio was 56% and UI’s debt ratio was 53%.

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

There are no dividend restrictions or repayment triggers based on changes in UIL Holdings’ Issuer Rating or UI’s Issuer Rating or Senior Unsecured debt rating, assigned by Moody’s, in connection with the Credit Agreement.

2010 Capital Resource Projections

For financial planning purposes, the amount of UIL Holdings’ quarterly per share cash dividend in 2010 is currently projected to be equal to the cash dividend of $0.432 per share paid in each quarter of 2009.  UIL Holdings will continue to be dependent on dividends from its subsidiaries and from external borrowings to provide the cash in excess of the amount currently on hand that is necessary for debt service, to pay administrative costs, and to pay common stock dividends to UIL Holdings’ shareowners.  As UIL Holdings’ sources of cash are limited to cash on hand, dividends from its subsidiaries and external capital raising activities, the ability to maintain future cash dividends at the level currently paid to shareowners will be dependent primarily upon sustained earnings from current operations of UI.

In order to achieve long-term growth in earnings, UI will need to increase its rate base through distribution and transmission reliability and capacity enhancement capital investments program.  UI’s earnings will gradually decline over time, if additions to the rate base and returns on equity investments are lower than the annual amount of depreciation and amortization.  See the “Major Influences on Financial Condition” section of this Item 7. for more information.

The following table represents UIL Holdings’ projected sources and uses of capital for 2010:

(In Millions)

Cash balance (unrestricted), December 31, 2009	$15

Cash to be provided by (used in) operating activities	162

Cash to be provided by (used in) investing activities
Investment in GenConn Energy LLC	(16)
Other investing activities	3
Capital expenditures	(242)
Net cash projected to be used in Investing activities	(255)

Cash to be provided by (used in) financing activities:
Payment of common stock dividend	(52)
Issuances (payments) of long-term debt, net	75
Payment of long term debt maturities	(4)
Net cash projected to be used in financing activities	19

Projected short term borrowing (unrestricted), December 31, 2010	$(59)

Any additional cash requirements are expected to be funded by short-term debt.

UI

UI is expected to continue to generate strong cash flow from operating activities in 2010, currently projected to be approximately $163 million.  UI is expected to provide dividends to UIL Holdings in 2010.  To maintain its capital structure at the allowed level of equity of 50%, such dividends are currently projected to be approximately $52 million.  Funds from operations, equity infusions from UIL Holdings and short-term and long-term borrowings will be used to finance capital expenditures and other investing activities.

UI's projected capital expenditures for 2010 are $242 million as shown below:

(In Millions)

Distribution
Capacity & Reliability	$25
Infrastructure Replacement	45
System & Business Operations	19
Other Core, Support Functions	69
Distribution Subtotal	158

Transmission
Capacity & Reliability	19
Infrastructure Replacement	43
System & Business Operations	22
Transmission Subtotal	84

Total Projected UI Capital Expenditures	$242

Contractual and Contingent Obligations

The following are contractual and contingent obligations of UIL Holdings and its subsidiaries as of December 31, 2009.

	(In Millions)
	2010	2011	2012	2013	2014	Thereafter	Total
Debt Maturities:
UIL Holdings	$4.3	$49.3	$-	$-	$-	$-	$53.6
UI	54.0	53.8	-	-	-	570.5	678.3
Total	$58.3	$103.1	$-	$-	$-	$570.5	$731.9

Contractual Obligations:
UIL Holdings
Interest on Long-Term Debt (1)	$3.7	$0.5	$-	$-	$-	$-	$4.2
		-	-	-		-
UI
Lease Payments	14.0	14.1	8.2	1.9	1.6	37.4	77.2
Interest on Long-Term Debt (1)	33.2	33.2	33.2	33.2	33.2	294.8	460.8
Purchase Commitments (2)	12.0	-	-	-	-	-	12.0

Total	$59.2	$47.3	$41.4	$35.1	$34.8	$332.2	$550.0

As of December 31, 2009
(In Millions)
Guarantees:
UI - Hydro-Quebec (3)	$1.7
UCI - Hydro-Quebec (4)	$0.9

(1)
Amounts represent interest payments on long-term debt outstanding at December 31, 2009.  Interest payments will change if additional long-term debt is issued, or if current long-term debt is refinanced at different rates, in the future.

(2)	Amounts represent contractual obligations for material and services on order but not yet delivered at December 31, 2009.

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

Accounting for Regulated Public Utilities

Generally accepted accounting principles in the United States of America (GAAP) for regulated entities allow UI to give accounting recognition to the actions of regulatory authorities in accordance with the provisions of the Accounting Standards Codification (ASC) 980 “Regulated Operations”.  In accordance with ASC 980, UI has deferred recognition of costs (a regulatory asset) or has recognized obligations (a regulatory liability) if it is probable that such costs will be recovered or obligations relieved in the future through the ratemaking process.  In addition to the Regulatory Assets and Liabilities identified on the Consolidated Balance Sheet, and in Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements - Note (A) - Regulatory Accounting,” there are other regulatory assets and liabilities included in the Consolidated Balance Sheet such as certain deferred tax assets and liabilities.  UI also has obligations under power contracts, the recovery of which is subject to regulation.  If UI, or a portion of its assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs would be required in the year in which such criteria are no longer met (if such deferred costs are not recoverable in the portion of the business that continues to meet the criteria for application of ASC 980).

Accounting for Pensions and Other Postretirement Benefits

UIL Holdings accounts for its pension and postretirement benefit plans in accordance with ASC 715 “Compensation - Retirement Benefits”. In applying these accounting practices, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets.  Delayed recognition of differences between actual results and those assumed allows for a smoother recognition of changes in benefit obligations and plan performance over the working lives of the employees who benefit under the plans.  The primary assumptions are as follows:

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

These assumptions are the responsibility of management, in consultation with its outside actuarial and investment advisors.  A variance in the discount rate, expected return on assets or average wage increase could have a significant impact on pension costs, assets and obligations recorded under ASC 715.  In addition to a change in the discount rate and the expected return on assets, a variance in the health care cost trend assumption could have a significant impact on postretirement medical expense recorded under ASC 715.

As of December 31, 2009, UIL Holdings changed its discount rate assumption that was used to calculate the 2009 liability as follows:  qualified pension from 6.2% to 5.85%, the non-qualified pension from 6.10% to 5.65%, and other postretirement benefit from 6.10% to 5.80%, to reflect the decrease in interest rates for a portfolio of long-term fixed-income securities, which approximate the required payment of estimated liabilities for each plan.  UIL Holdings’ expected return on plan assets was 8.50%, based on projections of future expected performance developed in conjunction with UIL Holdings’ actuaries and investment advisors.

The assumptions listed above will be revised over time as economic and market conditions change.  Changes in those assumptions could have a material impact on qualified pension and postretirement expenses.  For example, if there had been a 0.25% change in the discount rate assumed at 6.2%, for the qualified pension plan and non-qualified plan, respectively, the 2009 pension expense would have increased or decreased inversely by $1.2 million for the qualified plan and an immaterial amount for the non-qualified plan.  If there had been a 1% change in the expected return on assets, the 2009 pension expense would have increased or decreased inversely by $2.3 million for both the qualified pension plan and non-qualified plan.   If there had been a 0.25% change in the discount rate assumed, the 2009 OPEB plan expenses would have increased or decreased inversely by $0.2 million; if there had been a 1% change in the expected return on assets, the 2009 OPEB plan expenses would have increased or decreased inversely by $0.2 million.

The projected, long-term average wage increases were 3.8% in 2009.  The health care cost trend rate assumption for all retirees was set at 10.0% in 2009, with such rate decreasing by 0.5% per year to 5.0% in 2019.

UIL Holdings’ 2009 pension and postretirement benefits expenses were $16.7 million and $5.6 million, respectively, net of amounts deferred as a regulatory asset.

The assumptions are used to predict the net periodic expense on a forward-looking basis.  To the extent actual investment earnings, actual wage increases and other items differ from the assumptions, a gain or loss is created, and subsequently amortized into expense.

UI will reflect all unrecognized prior service costs and credits and unrecognized actuarial gains and losses as regulatory assets as it is probable that such items are recoverable through the ratemaking process in future periods.

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

Accounting for Contingencies

ASC 450 “Contingencies” applies to an existing condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur.  In accordance with ASC 450, UIL Holdings accrues estimated losses related to each contingency as to which a loss is probable and can be reasonably estimated and no liability is accrued for any contingency as to which a loss is not probable or cannot be reasonably estimated.  With respect to amounts accrued for contingencies related to UI, if it is probable that such estimated costs would be recovered through the ratemaking process, recognition of such costs is deferred in accordance with the provisions of ASC 980 (see “Accounting for Regulated Public Entities – ASC 980” of this item).  Refer to Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (J), Commitments and Contingencies” of this Form 10-K for a detailed discussion of UIL Holdings’ current known material contingencies.

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

As of December 31, 2009, UIL Holdings had certain guarantee contracts outstanding for which no liability has been recorded in the Consolidated Financial Statements.  Refer to Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (J), Commitments and Contingencies,” of this Form 10-K for further discussion of such guarantees.

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

RESULTS OF OPERATIONS

Use of Non-GAAP Measures

Within the “Results of Operations” section of this Form 10-K, tabular presentations showing a comparison of UIL Holdings’ net income and earnings per share (EPS) for 2009 and 2008, as well as 2008 and 2007, are provided.  UIL Holdings believes this information is useful in understanding the fluctuations in earnings per share between the current and prior year periods.  The amounts presented show the earnings per share from continuing operations for each of UIL Holdings’ lines of business, calculated by dividing the income from continuing operations of each line of business by the average number of shares of UIL Holdings’ common stock outstanding for the periods presented.  The earnings per share tables presented in “The United Illuminating Company Results of Operations” for all periods presented are calculated on the same basis and reconcile to the amounts presented in the table under the heading “UIL Holdings Corporation Results of Operations.”  The total earnings per share from continuing operations and discontinued operations in the table presented under the heading “UIL Holdings Corporation Results of Operations” are presented on a GAAP basis.

Results of Operations:  2009 vs. 2008

UIL Holdings Corporation

UIL Holdings’ total earnings were $54.3 million, or $1.94 per share, an increase of $6.2 million, or $0.02 per share, compared to 2008.  These results include immaterial losses from discontinued operations in both years.  The dilutive effect of the May 2009 issuance of an additional 4,600,000 shares of common stock in 2009 was $0.21 per share.

The table below presents a comparison of UIL Holdings’ net income and EPS for 2009 and 2008.

	Year Ended December 31,		2009 More (Less) than 2008
	2009	2008	Amount	Percent

Net Income (Loss) (In Millions except percent and per share amounts)

UI	$57.0	$51.1	$5.9	11%
Non-Utility	(2.6)	(2.7)	0.1	4%
Total Income from Continuing Operations	54.4	48.4	6.0	12%

Discontinued Operations	(0.1)	(0.3)	0.2	67%
Total Net Income	$54.3	$48.1	$6.2	13%

EPS
UI	$2.03	$2.03	$-	-%
Non-Utility	(0.09)	(0.10)	0.01	10%
Total EPS from Continuing Operations - Basic	1.94	1.93	0.01	1%
Discontinued Operations	-	(0.01)	0.01	100%
Total EPS - Basic	$1.94	$1.92	$0.02	1%

Total EPS - Diluted (Note 1)	$1.93	$1.89	$0.04	2%

Note 1: Reflecting the effect of dilutive stock options, performance shares and restricted stock.

The United Illuminating Company

	Year Ended December 31,		2009 More (Less) than 2008
	2009	2008	Amount	Percent
EPS
Total UI - basic	$2.03	$2.03	$-	-%

Total UI - diluted (Note 1)	$2.02	$2.00	$0.02	1%

Retail Sales*	$5,493	$5,729	$(236)	(4)%
Weather Impact* (Note 2)	100	(19)	119	2%
Retail Sales – Normalized*	$5,593	$5,710	$(117)	(2)%

* Millions of kilowatt-hours

Note 1: Reflecting the effect of dilutive stock options, performance shares and restricted stock.
Note 2: Percentage change reflects impact to total retail sales.

The following details variances which have the most significant impact on net income in the periods presented.  Distribution includes all utility revenue and expenses except for transmission.

Distribution

The table below provides the distribution net income favorable/(unfavorable) variances for 2009 compared to 2008.

Year Ended
December 31, 2009
vs. 2008
Favorable/(Unfavorable)	(In Millions)
Operating revenues
Decoupling adjustment	$3.2
Regulatory true-up items	6.3
Distribution rates & pricing	4.1
Sales volume	(5.9)
Operation and maintenance (O&M) expense
Customer service - allocated	0.3
Uncollectibles	4.1
Outside services and other expense	1.6
Pension & postretirement	(7.0)
Other, net	(2.4)
$4.3

The decoupling adjustment reflects an accrual to true-up actual revenues to DPUC allowed revenue requirements in accordance with the decoupling mechanism as approved in the February 2009 final decision in UI’s 2008 distribution rate case.  The relatively mild weather contributed to a reduction of kilowatt-hour (kWh) usage below amounts assumed in rates, resulting in a favorable adjustment.  The favorable variance in regulatory true-up items was primarily due to the absence in 2009 of unfavorable adjustments recorded in 2008 to certain regulatory liabilities.  The favorable variance in distribution rates and pricing was primarily due to increased rates as approved in the rate case final decision.   The unfavorable variance in sales volume was due to the reduction in kWh usage resulting from the milder weather and a reduction in customer demand.

The allocation of customer service expense to transmission provided a favorable variance due to the timing of the FERC order, which was granted in May 2008.  The favorable variance in uncollectibles was primarily due to decreased customer account write-offs.  The rate case final decision also authorized the allocation of a portion of the uncollectible expense to GSC which contributed $1.8 million to the favorable uncollectibles variance.  The favorable variance in outside services and other expense was primarily related to cost control measures taken by the Company.  The unfavorable variance in pension and postretirement was primarily due to the negative impact of the financial markets on the value of pension and postretirement assets.  The rate case final decision provided for the future recovery of the increase in pension and postretirement expense for 2009 as a regulatory asset and the unfavorable variance noted above is net of those amounts recorded as a regulatory asset.

Transmission

The transmission business earnings continued to experience underlying growth in net income of $1.6 million in 2009 compared to 2008 from higher rate base and equity capitalization with approximately the same allowed return compared to 2008.  As previously noted, UI completed the Middletown-to-Norwalk transmission project, which went into service in December 2008.

Total UI

The following details income statement variances on a line-by-line basis:

Overall, UI’s operating revenue decreased by $52.2 million, from $947.9 million for 2008 to $895.7 million for 2009.  Retail revenue decreased $58.9 million due mainly to unfavorable sales volume and the impact of customers switching to alternate suppliers to supply the generation portion of their customer bill, which has no impact on net income, partially offset by increases in UI’s distribution rates.  Wholesale revenue decreased by $42.1 million primarily due to the expiration of the Bridgeport RESCO generating plant long-term purchased power contract in December 2008.  Other revenues increased $48.7 million, due to higher transmission revenue and the distribution revenue decoupling adjustment approved by the DPUC in the first quarter of 2009.

Purchased power expense decreased by $90.9 million, from $424.2 million for 2008 to $333.3 million in 2009.  Retail fuel expense decreased by $63.6 million during 2009, primarily due to the impact of customers switching to alternate suppliers to supply the generation portion of their customer bill, partially offset by higher costs to procure power.  UI receives electricity to satisfy its standard service and supplier of last resort requirements through fixed-price purchased power agreements.  These costs are recovered through the GSC and Bypassable Federally Mandated Congestion Charges (BFMCC) portion of UI’s unbundled retail customer rates.  UI’s wholesale energy expense for 2009 decreased by $27.3 million, primarily due to the expiration of the Bridgeport RESCO generating plant contract.

UI’s O&M expenses increased by $13.3 million, from $211.6 million in 2008, to $224.9 million in 2009.  The increase was primarily attributable to an increase in pension and postretirement expense of $11.7 million, partially offset by lower uncollectible accounts of $6.8 million and a decrease in outside services and other expense of $2.7 million.  The remaining variance was primarily due to increases in GSC related to the load response program which are recovered.

UI’s transmission wholesale expenses increased by $10.6 million, from $46.4 million in 2008 to $57.0 million in 2009.  The increase was primarily attributable to higher regional transmission expenses of which UI pays a portion based upon its relative load.

UI’s depreciation and amortization decreased by $3.0 million, from $101.0 million for 2008 to $98.0 million in 2009, consisting of a $20.7 million decrease due to the expiration of the Bridgeport RESCO generating plant contract which was recovered through the CTA, partially offset by increased distribution and transmission plant and equipment depreciation and CTA amortization.

UI’s taxes other than income taxes increased $9.9 million, from $50.2 million in 2008 to $60.1 million in 2009.  The increase was primarily attributable to increases in property taxes due to increases in plant and equipment, as well as gross earnings tax, the latter of which is due to increased transmission revenues.

UI’s other income and deductions increased by $2.9 million, from $2.7 million in 2008 to $5.6 million in 2009.  The increase was primarily attributable to mark-to-market adjustments to non-qualified pension investments.

UI’s interest expense increased by $6.3 million, from $30.0 million in 2008 to $36.3 million in 2009.  The increase was primarily attributable to increased long-term and short-term borrowings.

Non-Utility

UIL Holdings retains certain costs, primarily interest expense on holding company debt, at the holding company, or “corporate” level which are not allocated to the various non-utility subsidiaries as well as the results of the former Xcelecom entities which were not divested.  UIL Corporate incurred net after-tax costs of $2.5 million, or $0.09 per share, in 2009 compared to net after-tax costs of $2.7 million, or $0.10 per share, in 2008.

Discontinued Operations

The divested Xcelecom businesses incurred net after-tax costs of $0.1 million, with a minimal per share impact, in 2009 compared to net after-tax costs of $0.3 million, or $0.01 per share, in 2008.

Results of Operations:  2008 vs. 2007

UIL Holdings Corporation

UIL Holdings’ total earnings were $48.1 million, or $1.92 per share, an increase of $3.4 million, or $0.13 per share, compared to 2007.  These results include losses from discontinued operations of $0.3 million, or $0.01 or share, for 2008, a $1.7 million reduction in losses, or $0.07 per share, compared to 2007.

The table below presents a comparison of UIL Holdings’ net income and EPS for 2008 and 2007.

	Year Ended December 31,		2008 More (Less) than 2007
	2008	2007	Amount	Percent

Net Income (Loss) (In Millions except percent and per share amounts)

UI	$51.1	$47.9	$3.2	7%
Non-Utility	(2.7)	(1.2)	(1.5)	(125)%
Total Income from Continuing Operations	48.4	46.7	1.7	4%

Discontinued Operations	(0.3)	(2.0)	1.7	85%
Total Net Income	$48.1	$44.7	$3.4	8%

EPS
UI	$2.03	$1.92	$0.11	6%
Non-Utility	(0.10)	(0.05)	(0.05)	(98)%
Total EPS from Continuing Operations - Basic	1.93	1.87	0.06	3%
Discontinued Operations	(0.01)	(0.08)	0.07	88%
Total EPS - Basic	$1.92	$1.79	$0.13	8%

Total EPS - Diluted (Note 1)	$1.89	$1.77	$0.12	7%

Note 1: Reflecting the effect of dilutive stock options, performance shares and restricted stock.

The United Illuminating Company

	Year Ended December 31,		2008 More (Less) than 2007
	2008	2007	Amount	Percent
EPS
UI	$2.03	$1.92	$0.11	6%
Non-recurring earnings from Private Letter Ruling	-	-	-	-%
Total UI - basic	$2.03	$1.92	$0.11	6%

Total UI - diluted (Note 1)	$2.00	$1.90	$0.10	5%

Retail Sales*	5,729	5,917	(188)	(3)%
Weather Impact* (Note 2)	(19)	12	(31)	(1)%
Retail Sales – Normalized*	5,710	5,929	(219)	(4)%

* Millions of kilowatt-hours

Note 1: Reflecting the effect of dilutive stock options, performance shares and restricted stock.
Note 2: Percentage change reflects impact to total retail sales.

The following details variances which have the most significant impact on net income in the periods presented.  Distribution includes all utility revenue and expenses except for transmission.

Distribution

The table below provides the distribution net income favorable/(unfavorable) variances for 2008 compared to 2007.

Year Ended
December 31, 2008
vs. 2007
Favorable/(Unfavorable)	(In Millions)
Operating revenues
Regulatory true-up items	$(3.8)
Distribution rates & pricing	9.7
Sales volume	(4.4)
O&M expense
Customer service - allocated	4.2
Outside services and other expense	(5.0)
Pension & postretirement	1.9
Depreciation and amortization	(1.9)
Other income and (deductions)	(4.3)
Interest expense	(1.8)
Other, net	(2.4)
$(7.8)

The unfavorable variance in regulatory true-up items was primarily due to adjustments recorded in 2008 to certain regulatory liabilities.  The favorable variance in distribution rates and pricing was primarily due to previously approved increases in UI’s distribution rate components.   The unfavorable variance in sales volume was primarily due to the reduction in kWh usage resulting from a reduction in customer demand.

The allocation of customer service expense to transmission in accordance with a May 2008 FERC order was favorable due to the allocation not being effective until May 2008.  The unfavorable variance in outside services and other expense was primarily due to increased compensation expense.  The favorable variance in pension and postretirement was primarily due to the positive impact of the financial markets on the value of pension and postretirement assets.

See the “Total UI” section below for explanations of the variances in depreciation and amortization, other income and (deductions), and interest expense.

Transmission

The transmission business earnings continued to experience underlying growth in net income of $11.0 million in 2008 compared to 2007 from higher rate base and allowed return with approximately the same equity capitalization compared to 2007.  As previously reported, UI completed the Middletown-to-Norwalk transmission project, which went into service ahead of schedule, in December 2008.

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

Purchased power expense decreased by $92.3 million, from $516.5 million in 2007, to $424.2 million in 2008.  Retail purchased power expense decreased $97.8 million in 2008, primarily due to the impact of customers switching to alternate suppliers for generation services, partially offset by higher costs to procure power.  UI receives electricity to satisfy its standard service and supplier of last resort requirements through fixed-price purchased power agreements.  These costs are fully recovered through the GSC and BFMCC portions of UI’s unbundled retail customer rates.  UI’s wholesale energy expense increased $5.5 million during 2008, primarily due to higher pricing for generation at the Bridgeport RESCO generating plant.

UI’s O&M expenses increased by $5.6 million, from $206.0 million in 2007, to $211.6 million in 2008.  The increase was primarily attributable to increased compensation expense of $4.0 million.

UI’s transmission wholesale expenses increased by $13.6 million, from $32.8 million in 2007, to $46.4 million in 2008.  The increase was primarily attributable to higher regional transmission expenses of which UI pays a portion based upon its relative load.

UI’s depreciation and amortization increased by $10.8 million, from $90.2 million in 2007, to $101.0 million in 2008.  The increase was primarily attributable to increased distribution plant and equipment depreciation and CTA amortization.  UI accrues or defers additional amortization to achieve the authorized return on equity on unamortized CTA rate base.

UI’s taxes other than income taxes increased $5.6 million, from $44.6 million in 2007, to $50.2 million in 2008.  The increase was primarily attributable to increases in property taxes due to increases in plant and equipment, as well as gross earnings taxes, the latter of which is due to increased transmission revenues.

UI’s other income and deductions decreased by $6.7 million, from $9.4 million in 2007, to $2.7 million in 2008.  The decrease was primarily attributable to mark-to-market adjustments to non-qualified pension investments and the ISO-NE demand response program ending during the first nine months of 2008.

UI’s interest expense increased by $7.8 million, from $22.2 million in 2007 to $30.0 million in 2008.  The increase was primarily attributable to increased long-term and short-term borrowings.

Non-Utility

UIL Holdings retains certain costs at the holding company, or “corporate” level which are not allocated to the various non-utility subsidiaries as well as the results of the former Xcelecom entities which were not divested.  UIL Corporate incurred net after-tax costs of $2.7 million, or $0.10 per share, in 2008 compared to net after-tax costs of $1.2 million, or $0.05 per share, in 2007.  The larger loss in 2008 was primarily due to increased interest expense due to increased short-term borrowings.

Discontinued Operations

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

The weighted average remaining fixed rate period of outstanding long-term debt obligations of UIL Holdings and UI as of December 31, 2009 is 8.54 years, at an average interest rate of 6.37%.

The interest rate risk of financings, including the reset at auction of the interest rate on $64.5 million principal amount of Auction Rate Bonds, is $2,500 of increased interest expense for every $1.0 million of debt with every 0.25% increase in interest rates.

GenConn is a 50-50 joint venture of UI and NRG.  In 2008, the DPUC selected two projects proposed by GenConn to help address Connecticut’s growing need for more power generation during the heaviest load periods.  Two peaking generation projects, each with a nominal capacity of 200 megawatts (MW), are to be built at NRG’s existing Connecticut plants in Devon and Middletown.  GenConn expects to finance 50% of its capital requirements with the proceeds of the Project Financing it obtained on April 27, 2009.  The interest rate on the project financing is a variable rate, of which 55% of the financing has been hedged.  GenConn has interest exposure on the remaining 45%, which should be recoverable by GenConn in rates.  UI and NRG will each make an equity investment in GenConn on a 50%/50% basis to meet the remaining 50% of GenConn’s capital requirements.  Such equity investments are expected to occur within the first six months of 2010 in the amount of approximately $53 million for the Devon Project and within the first six months of 2011 in the amount of approximately $60 million for the Middletown Project.  UI expects to use the proceeds of the EBL it obtained on April 27, 2009 for its portion of those requirements and to replace the EBL with cash on hand and with funds raised in the capital markets.  The EBL has a variable interest rate and UI has interest risk associated with this, which should be recovered by GenConn in rates.  See Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements – Note (B), Capitalization” of this Form 10-K for further discussion of the EBL.

The table below provides information about long-tem debt of UIL Holdings and UI that exposes UIL Holdings to interest rate risk.  The table presents principal cash flows and related weighted average interest rates by expected maturity dates and by fixed interest rate expiration dates.

	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Expected Maturity Date
(In Thousands)
UIL Holdings		(1)
Long-Term Debt (1)	$4,286	$49,286	$-	$-	$-	$-	$53,572	$55,179
Average interest rate	7.23%	7.37%					7.36%

(1)
Includes annual principal payments of $4.3 million related to the 7.23% Senior Notes and a $45.0 million principal payment due in 2011 related to the 7.38% Senior Notes. UIL Holdings currently has no plan to refinance either debt.

	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Expected Maturity Date
(In Thousands)
UI	(1)		(2)			(3)
Long-Term Debt	$81,470	$53,803	$103,500	$-	$-	$439,460	$678,233	$704,217
Average interest rate	3.45%	3.35%	6.96%			5.41%	5.25%

(1)	Includes pollution control revenue refunding bonds of $27.5 million with a fixed interest rate of 3.65% ending on February 1, 2010.

(2)	Includes pollution control revenue refunding bonds of $71 million, $7.5 million and $25 million with fixed interest rates of 7.13%, 5.75% and 6.88%, respectively, ending on February 1, 2012.

(3)
 Includes $70 million of 6.06% Senior Notes due 2017, $77 million of 6.26% Senior Notes due 2022, $28 million of 6.51% Senior Notes due 2037, $50 million of 6.46% Senior Notes due 2018, $50 million of 6.51% Senior Notes due 2018, $50 million of 6.61% Senior Notes due 2020, $50 million of 5.61% Senior Notes due 2025 and $64.5 million Auction Rate Bonds.

There has been considerable dislocation in the auction rate bond market, and there have been failed auctions, resulting from insufficient clearing bids.  The auctions for the Auction Rate Bonds have failed, beginning with the March 2008 auction. When there are insufficient clearing bids as a result of an auction, the interest rates are set at a rate equal to the one-month London Interbank Offered Rate (LIBOR) times a multiple of 125% to 225%, based on the credit rating on the Auction Rate Bonds assigned by Moody’s or S&P.  The principal and interest payments on $64.5 million principal amount of Auction Rate Bonds are insured by Ambac Assurance Corporation (Ambac).  These bonds are currently rated by Moody’s.  The credit rating from Moody’s on these bonds is based on the higher of Ambac’s credit rating or UI’s underlying credit rating.  On July 29, 2009, Ambac was downgraded by Moody’s to Caa2 from Ba3.  Accordingly, the credit rating from Moody’s on these bonds is now based on the current underlying credit rating of UI of Baa2.  In the event of subsequent failed auctions of the Auction Rate Bonds, the interest rate on the bonds will continue to be reset as described above.  The interest rate on these bonds was 0.463% at December 28, 2009 which was equal to two times LIBOR.

On February 18, 2009, the DPUC approved an application filed by UI to afford UI additional flexibility to market outstanding tax-exempt bonds in the municipal bond market.  Specifically, UI requested approval to refund, with the proceeds of the issuance of new bonds, without insurance, $25.0 million, $27.5 million and $64.5 million principal amount of tax-exempt bonds outstanding.  In December 2008, UI purchased $25.0 million principal amount of tax-exempt bonds which were refunded with the proceeds from the issuance, without insurance, of $25.0 million tax-exempt bonds in March 2009.  On January 28, 2010, $27.5 million principal amount of tax-exempt bonds were issued without insurance, the proceeds of which were used to refund $27.5 million principal amount of insured bonds on February 1, 2010.  UI plans to refund $64.5 million principal amount of Auction Rate Bonds at such time and on such terms as municipal bond market conditions allow.

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

During late 2008, conditions in the capital markets resulted in reductions in asset values of funded pension and postretirement plans.  In particular, the projected benefit obligation for the qualified pension plan now exceeds the fair market value of the plan assets by $140 million.  Although asset values recovered somewhat in 2009, these reductions, if not offset by additional gains in future years, will result in higher pension and postretirement expenses in future years along with additional cash contributions.  Asset values as of December 31, 2009 and December 31, 2008 were approximately $231.3 million and $211.7 million, respectively.  While there was no minimum required pension contribution for the 2009 plan year, UI expects to make a contribution of approximately $9 million in 2010, subject to current proposals that are pending before the United States Congress.

Item 8. Financial Statements and Supplementary Data.

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF INCOME (LOSS)
For the Years Ended December 31, 2009, 2008 and 2007
(In Thousands except per share amounts)

	2009	2008	2007

Operating Revenues (Note F)
Utility	$895,681	$947,940	$981,004
Non-utility	869	780	995
Total Operating Revenues	896,550	948,720	981,999
Operating Expenses
Operation
Purchased power (Note F)	333,339	424,245	516,487
Operation and maintenance	225,603	212,621	207,585
Transmission wholesale	57,012	46,368	32,763
Depreciation and amortization (Note F)	98,116	101,129	90,370
Taxes - other than income taxes (Note F)	60,062	50,230	44,629
Total Operating Expenses	774,132	834,593	891,834
Operating Income	122,418	114,127	90,165

Other Income and (Deductions), net (Note F), (Note H)	5,586	3,339	12,896

Interest Charges, net
Interest on long-term debt	37,297	29,564	23,382
Other interest, net (Note F)	1,286	2,858	1,502
	38,583	32,422	24,884
Amortization of debt expense and redemption premiums	1,817	1,730	1,662
Total Interest Charges, net	40,400	34,152	26,546

Income Before Income Taxes, Equity Earnings and
Discontinued Operations	87,604	83,314	76,515

Income Taxes (Note E)	33,204	34,724	30,512

Income Before Equity Earnings and Discontinued Operations	54,400	48,590	46,003
Income (Loss) from Equity Investments	59	(205)	690
Income from Continuing Operations	54,459	48,385	46,693
Discontinued Operations, Net of Tax (Note N)	(142)	(237)	(1,996)

Net Income	$54,317	$48,148	$44,697

Average Number of Common Shares Outstanding - Basic	28,027	25,114	24,986
Average Number of Common Shares Outstanding - Diluted	28,273	25,477	25,299

Earnings Per Share of Common Stock - Basic:
Continuing Operations	$1.94	$1.93	$1.87
Discontinued Operations	-	(0.01)	(0.08)
Net Earnings	$1.94	$1.92	$1.79

Earnings Per Share of Common Stock - Diluted:
Continuing Operations	$1.93	$1.90	$1.85
Discontinued Operations	-	(0.01)	(0.08)
Net Earnings	$1.93	$1.89	$1.77

Cash Dividends Declared per share of Common Stock	$1.728	$1.728	$1.728

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2009, 2008 and 2007
(Thousands of Dollars)

	2009	2008	2007

Net Income	$54,317	$48,148	$44,697
Other comprehensive income (loss), net of tax:
Interest rate cap mark-to-market	-	28	29
Other Comprehensive Income	-	28	29
Comprehensive Income	$54,317	$48,176	$44,726

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2009, 2008 and 2007
(Thousands of Dollars)

	2009	2008	2007
Cash Flows From Operating Activities
Net income	$54,317	$48,148	$44,697
Adjustments to reconcile net income
to net cash provided by operating activities:
Loss on settlements of divested businesses	-	-	1,650
Depreciation and amortization	99,933	82,186	71,007
Deferred income taxes	(6,541)	(7,331)	(4,250)
Stock-based compensation expense (Note A)	3,570	3,771	2,896
Pension expense	22,313	10,617	12,922
Allowance for funds used during construction (AFUDC) - equity	(650)	(2,420)	(2,167)
Deferred Transmission (income) expense	(6,114)	(5,327)	(1,581)
Decoupling (income) expense	(5,286)	-	-
Other non-cash items, net	(1,856)	714	(1,475)
Changes in:
Utility accounts receivable, net	2,808	5,478	(10,082)
Unbilled revenues and other accounts receivable	1,969	(8,598)	(8,016)
Materials and supplies	(682)	(620)	(1,509)
Prepayments	1,550	(2,066)	1,758
Accounts payable	(3,683)	(6,379)	(3,110)
Interest accrued	1,728	860	2,140
Taxes accrued	(77)	18,910	11,613
Accrued pension	(286)	(288)	(4,350)
Accrued liabilities	5,908	4,059	(9,830)
Other assets	794	140	2,961
Other liabilities	2,392	(119)	(2,633)
Total Adjustments	117,790	93,587	57,944
Net Cash provided by Operating Activities	172,107	141,735	102,641

Cash Flows from Investing Activities
Proceeds from sale of Steel Point	-	-	4,600
Proceeds from settlements of divested businesses	-	-	10,277
Related party note receivable (Note H)	(72,230)	(35,543)	-
Plant expenditures including AFUDC debt	(123,574)	(215,728)	(246,224)
Investment in CT Yankee	985	568	-
Changes in restricted cash	7,379	(10,871)	162
Other	58	173	-
Net Cash (used in) Investing Activities	(187,382)	(261,401)	(231,185)

Cash Flows from Financing Activities
Issuances of common stock	92,225	2,652	1,324
Issuances of long-term debt	182,773	150,000	175,000
Payments on long-term debt	(55,286)	(129,286)	(78,286)
Line of credit borrowings (repayments)	(148,000)	133,000	15,000
Payment of common stock dividend	(47,678)	(43,463)	(32,457)
Other	(1,220)	(277)	(631)
Net Cash provided by Financing Activities	22,814	112,626	79,950

Unrestricted Cash and Temporary Cash Investments:
Net change for the period	7,539	(7,040)	(48,594)
Balance at beginning of period	7,730	14,770	63,364
Balance at end of period	15,269	7,730	14,770

Cash paid during the period for:
Interest (net of amount capitalized)	$34,977	$30,290	$21,177
Income taxes	$44,009	$46,074	$34,427

Non-cash investing activity:
Plant expenditures included in ending accounts payable	$30,054	$27,676	$30,992

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

ASSETS
(In Thousands)

	2009	2008
Current Assets
Unrestricted cash and temporary cash investments	$15,269	$7,730
Restricted cash	3,695	11,074
Utility accounts receivable less allowance of $4,500 and $4,500, respectively	81,861	85,377
Other accounts receivable	8,501	8,477
Current portion of related party note receivable (Note H)	-	35,543
Unbilled revenues	48,375	50,123
Current regulatory assets	58,476	38,441
Materials and supplies, at average cost	4,553	3,871
Deferred income taxes	4,410	6,863
Prepayments	3,862	3,670
Other current assets	662	1,017
Current assets of discontinued operations held for sale	3,728	5,437
Total Current Assets	233,392	257,623

Other investments	10,659	10,307

Property, Plant and Equipment at original cost
In service	1,408,811	1,330,901
Less, accumulated depreciation	379,951	344,124
	1,028,860	986,777
Construction work in progress	124,141	86,811
Net Property, Plant and Equipment	1,153,001	1,073,588

Regulatory Assets (future amounts due from customers through the ratemaking process)	676,992	723,079

Deferred Charges and Other Assets
Unamortized debt issuance expenses	6,613	6,644
Related party note receivable (Note H)	107,773	-
Other long-term receivable	2,186	2,710
Contracts for differences (Note K)	30,694	8,649
Other	450	586
Total Deferred Charges and Other Assets	147,716	18,589

Total Assets	$2,221,760	$2,083,186

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET
December 31, 2009 and 2008

LIABILITIES AND CAPITALIZATION
(In Thousands)

	2009	2008
Current Liabilities
Line of credit borrowings	$-	$148,000
Current portion of long-term debt	58,256	55,286
Accounts payable	90,470	91,891
Dividends payable	12,930	10,904
Accrued liabilities	37,162	30,043
Current regulatory liabilities	23,144	18,709
Interest accrued	8,774	7,046
Taxes accrued	4,718	4,792
Current liabilities of discontinued operations held for sale	4,578	5,467
Total Current Liabilities	240,032	372,138

Noncurrent Liabilities
Pension accrued	140,454	136,383
Connecticut Yankee contract obligation	20,694	22,721
Other post-retirement benefits accrued	47,302	48,671
Contracts for differences (Note K)	162,093	92,142
Other	6,965	4,375
Total Noncurrent Liabilities	377,508	304,292

Deferred Income Taxes (future tax liabilities owed to taxing authorities)	273,558	298,824

Regulatory Liabilities (future amounts owed to customers through the ratemaking process)	82,937	84,322

Commitments and Contingencies (Note J)

Capitalization (Note B)
Long-term debt	673,549	549,031

Common Stock Equity
Common stock	422,008	328,824
Paid-in capital	14,859	13,771
Unearned employee stock ownership plan equity	-	(712)
Retained earnings	137,309	132,696
Net Common Stock Equity	574,176	474,579

Total Capitalization	1,247,725	1,023,610

Total Liabilities and Capitalization	$2,221,760	$2,083,186

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
Consolidated Statement of Changes in Shareholders' Equity
December 31, 2009, 2008 and 2007
(Thousands of Dollars)

					Accumulated
				Unearned	Other
	Common Stock		Paid-in	ESOP	Comprehensive	Retained
	Shares (a)	Amount	Capital	Equity	Income (Loss)	Earnings	Total
Balance as of December 31, 2006	24,856,042	$321,213	$15,363	$(2,612)	$(57)	$126,674	$460,581

Net income for 2007						44,697	44,697
Cash dividends on common stock - $1.728 per share						(43,290)	(43,290)
Issuance of 101,757 shares common stock - no par value	129,666	4,105	(5)				4,100
Stock based compensation			(3,181)				(3,181)
Interest rate cap mark-to-market (net of deferred tax benefit of $20)					29		29
Allocation of benefits - ESOP	46,567		405	950			1,355
Balance as of December 31, 2007	25,032,275	$325,318	$12,582	$(1,662)	$(28)	$128,081	$464,291

Net income for 2008						48,148	48,148
Cash dividends on common stock - $1.728 per share						(43,533)	(43,533)
Issuance of 114,022 shares common stock - no par value	95,432	3,506	9				3,515
Stock based compensation			836				836
Interest rate cap mark-to-market (net of deferred tax benefit of $19)					28		28
Allocation of benefits - ESOP	46,567		344	950			1,294
Balance as of December 31, 2008	25,174,274	$328,824	$13,771	$(712)	-	$132,696	$474,579

Net income for 2009						54,317	54,317
Cash dividends on common stock - $1.728 per share						(49,704)	(49,704)
Issuance of 4,655,565 shares common stock - no par value	4,767,306	93,184					93,184
Stock based compensation			996				996
Allocation of benefits - ESOP	34,926		92	712			804
Balance as of December 31, 2009	29,976,506	$422,008	$14,859	-	-	$137,309	$574,176

(a) There were 75,000,000 shares authorized in both 2009 and 2008

The accompanying Notes to Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A)  STATEMENT OF ACCOUNTING POLICIES

UIL Holdings Corporation (UIL Holdings) primarily operates its regulated utility business.  The utility business consists of the electric transmission and distribution operations of The United Illuminating Company (UI).  UI is also a 50-50 joint venturer, together with NRG Energy, Inc., in GenConn Energy LLC (GenConn), a project selected to build new peaking generation plants chosen by the Connecticut Department of Public Utility Control (“DPUC”) to help address the state’s growing need for more power generation during the heaviest load periods.  UIL Holdings is headquartered in New Haven, Connecticut, where its senior management maintains offices and is responsible for overall planning, operating and financial functions.

Accounting Records

The accounting records of UIL Holdings are maintained in conformity with generally accepted accounting principles in the United States of America (GAAP).

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

Certain immaterial amounts reported in the Consolidated Balance Sheet and Consolidated Statement of Cash Flows in previous periods have been reclassified to conform to the current presentation.

In accordance with the Financial Accounting Standards Board’s (FASB) issuance of the Accounting Standards Codification (ASC) in July 2009, all prior references to authoritative accounting guidance have been revised to conform to the ASC.

UIL Holdings has evaluated subsequent events through the issue date of its annual financial statements, February 17, 2010.

Regulatory Accounting

Generally accepted accounting principles for regulated entities in the United States of America allow UI to give accounting recognition to the actions of regulatory authorities in accordance with the provisions of Accounting Standards Codification (ASC) 980 “Regulated Operations”.  In accordance with ASC 980, UI has deferred recognition of costs (a regulatory asset) or has recognized obligations (a regulatory liability) if it is probable that such costs will be recovered or obligations relieved in the future through the ratemaking process.  UI is allowed to recover all such deferred costs through its regulated rates.  See Note (C), “Regulatory Proceedings,” for a discussion of the recovery of UI’s stranded costs associated with the portion of its assets and operations relating to the generation business divested in accordance with the Connecticut electric industry restructuring legislation of 1998 and subsequent years, as well as a discussion of the regulatory decisions that provide for such recovery.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

In addition to the Regulatory Assets and Liabilities identified on the Consolidated Balance Sheet and described below, there are other regulatory assets and liabilities such as certain deferred tax liabilities.  UI also has obligations under long-term power contracts, the recovery of which is subject to regulation.  If UI, or a portion of its assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs would be required in the year in which such criteria are no longer met (if such deferred costs are not recoverable in the portion of the business that continues to meet the criteria for application of ASC 980).  UI expects to continue to meet the criteria for application of ASC 980 for the foreseeable future.  If a change in accounting were to occur, it could have a material adverse effect on UI’s earnings and retained earnings in that year and could also have a material adverse effect on UI’s ongoing financial condition.

UIL Holdings’ regulatory assets and liabilities as of December 31, 2009 and 2008 included the following:

	Remaining	December 31,	December 31,
	Period	2009	2008
		(In Thousands)
Regulatory Assets:
Nuclear plant investments – above market	(a)	$313,833	$334,279
Income taxes due principally to book-tax differences	(b)	36,635	52,859
Connecticut Yankee	6 years	20,695	22,721
Unamortized redemption costs	12 to 24 years	14,510	15,312
Stranded cost recovery	(a)	7,874	34,337
Pension and other post-retirement benefit plans	(c)	169,234	199,197
Contracts for differences	(d)	137,730	88,309
Deferred pension and post-retirement expense	(f)	10,232	-
Distribution retail revenue decoupling	(g)	5,286	-
Other	(b)	19,439	14,506
Total regulatory assets		735,468	761,520
Less current portion of regulatory assets		58,476	38,441
Regulatory Assets, Net		$676,992	$723,079

Regulatory Liabilities:
Accumulated deferred investment tax credits	33 years	$5,051	$5,197
Deferred gain on sale of property	(a)	37,798	37,798
Middletown/Norwalk local transmission network service collections	41 years	23,695	24,261
Excess generation service charge	(e)	19,506	13,855
Asset removal costs	(b)	1,993	2,258
Other	(b)	18,038	19,662
Total regulatory liabilities		106,081	103,031
Less current portion of regulatory liabilities		23,144	18,709
Regulatory Liabilities, Net		$82,937	$84,322

(a) Asset/Liability relates to the Competitive Transition Assessment (CTA). Total CTA costs recovery is currently projected to be completed in 2015, with stranded cost amortization expected to end in 2013.

(b) Amortization period and/or balance varies depending on the nature, cost of removal and/or remaining life of the underlying assets/liabilities.
(c) Asset life is dependent upon timing of final pension plan distribution; balance is recalculated each year in accordance with ASC 715 "Compensation-Retirement Benefits" (Note G).
(d) Asset life is equal to delivery term of related contracts (which vary from approximately 9 - 16 years); balance fluctuates based upon quarterly market analysis performed on the related derivatives (Note K).

(e) Working capital allowance for generation service charge; will fluctuate based upon cash inflows and outflows in a given period.
(f) Regulatory asset established for $10.2 million of 2009 pension and OPEB expense which will be recovered in 2010.
(g) Regulatory asset or liability relating to revenue decoupling; effective January 1, 2010, the Company is collecting a portion of the 2009 decoupling which will be trued up in February 2010; timing of recovery of 2010 decoupling is to be addressed by DPUC in future proceedings.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

UI accrues for estimated costs of removal for certain of its plant-in-service.  Such removal costs are included in the approved rates used to depreciate these assets.  At the end of the service life of the applicable assets, the accumulated depreciation in excess of the historical cost of the asset provides for the estimated cost of removal.  In accordance with ASC 410 “Asset Retirement and Environmental Obligations”, UI’s accrued costs of removal have been recorded as a regulatory liability.  Accrued costs of removal as of December 31, 2009 and 2008 were $2.0 million and $2.3 million, respectively.

UIL Holdings’ property, plant and equipment as of December 31, 2009 and 2008 were comprised as follows:

	2009	2008
	(In Thousands)
Utility:
Transmission plant	$493,095	$479,858
Distribution plant	699,866	661,937
General plant	90,710	82,062
Software	91,289	81,037
Land	31,514	23,670
Other plant	255	255
Subtotal	1,406,729	1,328,819
Non-utility business units	2,082	2,082
Total property, plant & equipment	1,408,811	1,330,901
Less accumulated depreciation
Utility	377,869	342,150
Non-utility business units	2,082	1,974
Subtotal accumulated depreciation	379,951	344,124
	1,028,860	986,777
Construction work in progress	124,141	86,811
Net property, plant & equipment	$1,153,001	$1,073,588

Allowance for Funds Used During Construction (AFUDC)

In accordance with the uniform systems of accounts, the Company capitalizes AFUDC, which represents the approximate cost of debt and equity capital devoted to plant under construction.  The portion of the allowance applicable to borrowed funds and the allowance applicable to equity funds are presented as other income in the Consolidated Statement of Income.  Although the allowance does not represent current cash income, it has historically been recoverable under the ratemaking process over the service lives of the related properties.  Weighted-average AFUDC rates in effect for 2009, 2008 and 2007 were 2.44%, 6.89% and 6.78%, respectively.  The decrease in the 2009 rate was primarily due to a decrease in the balance of plant under construction from 2008 to 2009 as well as a decrease in the average short-term interest rate.

Depreciation

Provisions for depreciation on utility plant for book purposes are computed on a straight-line basis, using estimated service lives.  For utility plant other than software, service lives are determined by independent engineers and subject to review and approval by the DPUC.  Software service life is based upon management’s estimate of useful life.  The

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

aggregate annual provisions for depreciation for the years 2009, 2008 and 2007 were approximately 3.7%, 3.5%, and 4.0%, respectively, of the original cost of depreciable property.

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

Under ASC 740, UIL Holdings may recognize the tax benefit of an uncertain tax position only if management believes it is more likely than not that the tax position will be sustained on examination by the taxing authority based upon the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based upon the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. UIL Holdings adopted the provisions of ASC 740 on January 1, 2007 and did not recognize any additional liability for unrecognized tax benefits, or accrue any interest or penalties associated with uncertain tax benefits, as of January 1, 2007.  During 2007, 2008, and 2009, UIL Holdings did not recognize any increase in unrecognized tax benefits as a result of positions taken during any such period or any prior period.  As a result, as of December 31, 2009, UIL Holdings did not have any unrecognized tax benefits.  The Company is not aware of any event that could occur in the next twelve months that would cause the amount of unrecognized tax benefits to increase significantly.

UIL Holdings’ policy is to recognize interest accrued, and penalties associated with, uncertain tax positions as a component of operating expense.  During 2009, 2008, and 2007, no interest or penalties associated with uncertain tax positions were recognized, and as of each of December 31, 2009 and 2008, no interest or penalties are reflected in the Consolidated Balance Sheet.

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

Comprehensive Income

Comprehensive income was equal to net income for the year ended December 31, 2009.  Comprehensive income for the two years ended December 31, 2008 and 2007 was equal to net income, less an immaterial amount, after-tax, resulting from an interest rate cap mark-to-market adjustment related to $64.5 million principal amount of Pollution Control Refunding Revenue Bonds.

Cash and Temporary Cash Investments

For cash flow purposes, UIL Holdings considers all highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash and temporary cash investments.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Restricted Cash

UI’s restricted cash at December 31, 2009 and 2008 totaled $3.7 million and $11.1 million, respectively, which primarily relates to certain retention amounts concerning the Middletown/Norwalk Transmission Project (the “Project”) which have been withheld by UI and will remain in place until the verification of fulfillment of contractor obligations.

Equity Investments

UI’s investment in the Connecticut Yankee Atomic Power Company (Connecticut Yankee), a retired nuclear generating company in which UI has a 9.5% stock interest, is accounted for on an equity basis.  This net investment amounted to $0.3 million and $1.2 million at December 31, 2009 and 2008, respectively.  UI received a dividend from Connecticut Yankee in April 2009 and a stock redemption of $0.6 million in October 2009.  The Connecticut Yankee nuclear unit was retired in 1996 and has been decommissioned.  See Note (J), “Commitments and Contingencies - Connecticut Yankee Atomic Power Company.”

In February 2008, UI and an NRG affiliate formed GenConn Energy LLC (GenConn), a 50-50 joint venture, for the purpose of constructing peaking generation in Connecticut.  UI’s investment in GenConn is being accounted for as an equity investment, the carrying value of which is immaterial as of December 31, 2009.  Upon attainment of commercial operation, which is scheduled for June 2010 and June 2011 for the Devon and Middletown plants, respectively, amounts loaned by UI to GenConn will be converted to equity.

Pension and Other Postretirement Benefits

UIL Holdings accounts for pension plan costs and other postretirement benefits, consisting principally of health and life insurance, in accordance with the provisions of ASC 715 “Compensation - Retirement Benefits”.  See – Note (G), Pension and Other Benefits.

Impairment of Long-Lived Assets and Investments

ASC 360 “Property, Plant, and Equipment” requires the recognition of impairment losses on long-lived assets when the book value of an asset exceeds the sum of the expected future undiscounted cash flows that result from the use of the asset and its eventual disposition.  If impairment arises, then the amount of any impairment is measured based on discounted cash flows or estimated fair value.

ASC 360 also requires that rate-regulated companies recognize an impairment loss when a regulator excludes all or part of a cost from rates, even if the regulator allows the company to earn a return on the remaining costs allowed.  Under this standard, the probability of recovery and the recognition of regulatory assets under the criteria of ASC 980 must be assessed on an ongoing basis.  As described in ASC 980 earlier in this section, determination that certain regulatory assets no longer qualify for accounting as such could have a material impact on the financial condition of both UI and UIL Holdings.  At December 31, 2009, UI, as a rate-regulated entity, did not have any assets that were impaired under this standard.

Discontinued Operations / Assets Held for Sale

Under ASC 360, a long-lived asset or group of assets (disposal group) is classified as discontinued operations when (1) the company commits to a plan to sell the long-lived asset (disposal group) within a 12-month period, (2) there will be no significant continuing involvement following the sale, and (3) certain other criteria set forth in the statement are satisfied.  In such a case:

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

In April 2006, UIL Holdings classified its wholly-owned subsidiary, Xcelecom as held for sale.  Major classes of assets and liabilities of the discontinued operations of Xcelecom consist of: current assets of $3.7 million, consisting primarily of receivables; and current liabilities of $4.6 million, consisting mainly of accrued insurance payables.

Earnings per Share

The following table presents a reconciliation of the basic and diluted earnings per share calculations for the years 2009, 2008 and 2007:

	Income Applicable to	Average Number of	Earnings
	Common Stock	Shares Outstanding	per Share
	(In Thousands, except per share amounts)
2009
Income from Continuing Operations	$54,459	28,027	$1.94
Discontinued Operations, Net of Tax	(142)	28,027	-
Net Income	54,317	28,027	1.94
Effect of Dilutive Securities (1)	-	246	(0.01)
Diluted Earnings	$54,317	28,273	$1.93

2008
Income from Continuing Operations	$48,385	25,114	$1.93
Discontinued Operations, Net of Tax	(237)	25,114	(0.01)
Net Income	48,148	25,114	1.92
Effect of Dilutive Securities (1)	-	363	(0.03)
Diluted Earnings	$48,148	25,477	$1.89

2007
Income from Continuing Operations	$46,693	24,986	$1.87
Discontinued Operations, Net of Tax	(1,996)	24,986	(0.08)
Net Income	44,697	24,986	1.79
Effect of Dilutive Securities (1)	-	313	(0.02)
Diluted Earnings	$44,697	25,299	$1.77

(1)
Reflecting the effect of dilutive stock options, performance shares and restricted stock.  Dilutive securities diluted earnings from continuing operations by $0.01, $0.03 and $0.02 per share in 2009, 2008 and 2007, respectively.  Dilutive securities did not dilute the loss from discontinued operations in 2009, 2008 or 2007.

Options to purchase 140,152 and 316,035 shares of common stock were outstanding during 2009 and 2008, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares during such period.  Outstanding options to purchase shares of common stock outstanding were included in the computation of diluted earnings per share for the year ended December 31, 2007.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

UIL Holdings records compensation expense for these performance shares ratably over the three-year period (except in the case of retirement-eligible employees, for whom compensation expense is immediately recognized in accordance with ASC 718 “Compensation – Stock Compensation”) based on the value of the expected payout at the end of each year relative to the performance measures achieved.  An additional $0.6 million of compensation expense was recorded in the first quarter of 2009 with respect to retirement-eligible employees based on the application of ASC 718 retirement-eligible provisions.

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

In March 2009, UIL Holdings granted a total of 44,020 shares of restricted stock to non-executive directors under the Plan; the average of the high and low market price on the date of grant was $22.34 per share.  Compensation expense for this restricted stock is recorded ratably over the three-year vesting period for such restricted stock (except in the case of retirement-eligible directors, for whom compensation expense is immediately recognized in accordance with ASC 718 Compensation-Stock Compensation) based on the value of the expected payout at the end of each year.  In March 2009, 20,000 shares of previously-granted restricted stock grants to directors vested, of which 8,000 shares were issued to directors who had not elected to have their vested shares deferred as stock units.

Compensation expense of $1.3 million, $1.1 million and $0.8 million, was recognized for the years ended December 31, 2009, 2008 and 2007, respectively, related to the aforementioned restricted stock.

As of December 31, 2009 and 2008, UIL Holdings had 168,399 and 133,738 shares and deferrals of restricted stock with a weighted average grant price of $28.88 per share and $31.35 per share, respectively.  In 2009 and 2008, 12,692 shares and 14,692 shares, respectively, of restricted stock previously granted to executives and directors vested.

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

ASC 810 “Consolidation” requires, for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, noncontrolling interest or “minority interest” to be clearly identified in the equity section of the Consolidated Balance Sheet, and income attributable to the noncontrolling interest to be presented separately on the face of the Consolidated Statement of Income (Loss).  These requirements did not have an impact on UIL Holdings’ Consolidated Balance Sheet, Consolidated Statement of Income or Consolidated Statement of Cash Flows.  ASC 810 “Consolidation” also requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  These requirements are effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual periods thereafter.  This guidance is not expected to have a material impact on UIL Holdings’ Consolidated Balance Sheet, Consolidated Statement of Income or Consolidated Statement of Cash Flows.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

ASC 860 “Transfers and Servicing” must be applied as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual periods thereafter.  This statement is not expected to have an impact on UIL Holdings’ Consolidated Balance Sheet, Consolidated Statement of Income or Consolidated Statement of Cash Flows.

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

UIL Holdings had 29,929,591 shares of its common stock, no par value, outstanding at December 31, 2009 and 25,274,026 shares of its common stock, no par value, outstanding at December 31, 2008.  Included in such shares were 79,121 shares and 64,445 shares of restricted stock as of December 31, 2009 and 2008, respectively, that are not recognized as outstanding for purposes of calculating basic earnings per share due to such shares not yet being vested.  The shares outstanding as of December 31, 2008 also included 34,926 shares that were unallocated shares held by UI’s 401(k)/Employee Stock Ownership Plan (KSOP) which were also not recognized as outstanding for purposes of calculating basic earnings per share.  UI loaned $11.5 million to the KSOP to purchase shares in open market transactions.  The shares were allocated to employees’ KSOP accounts as the loan was repaid and compensation expense was recorded upon allocation based on the fair market value of the stock.  The loan was repaid by the KSOP over a 12-year period ending October 1, 2009, using employer contributions and dividends paid on the unallocated shares of the stock held by the KSOP.  Dividends on allocated shares were charged to retained earnings.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

In addition to the outstanding shares, as of December 31, 2009, 126,036 shares of restricted stock and performance shares, the receipt of which was deferred by the recipients, have vested and are recognized as outstanding for purposes of calculating basic earnings per share.

Stock option transactions for 2009, 2008 and 2007 are as follows:
			Average
	Number	Option Price	Exercise
	of Options	per Share	Price
Balance - December 31, 2006	458,346	$21.68-$34.52	$31.40
Granted	-	N/A	N/A
Forfeited	-	N/A	N/A
Exercised	(1,098)	$24.20-$28.12	$27.51
Balance – December 31, 2007	457,248	$21.68-$34.52	$31.40
Granted	-	N/A	N/A
Forfeited	(7,500)	N/A	N/A
Exercised	(46,276)	$21.68-$27.11	$25.19
Balance – December 31, 2008	403,472	$21.68-$34.52	$32.07
Granted	-	N/A	N/A
Forfeited	(234,971)	N/A	N/A
Exercised	-	N/A	N/A
Balance – December 31, 2009	168,501	$21.68-$34.51	$30.32

Exercisable at December 31, 2007	454,470	$21.68-$34.52	$31.41
Exercisable at December 31, 2008	403,472	$21.68-$34.52	$32.07
Exercisable at December 31, 2009	168,501 (1)	$21.68-$34.51	$30.32

(1) The intrinsic value of exercisable stock options at December 31, 2009 was $0.1 million.

As of December 31, 2009, 2008 and 2007, the weighted-average remaining contractual lives for those options outstanding were 2.0 years, 2.5 years, and 3.2 years, respectively.

As of December 31, 2009, total stock option compensation costs were zero, performance share costs were $2.8 million, and restricted stock costs related to non-vested awards not yet recognized were $1.5 million.  The weighted-average period over which the stock option compensation costs, performance-share cost and restricted stock cost will be recognized is zero months, 10 months and 12 months, respectively.

Cash received from options exercised under all share-based payment arrangements for the years ended December 31, 2009, 2008 and 2007, was zero, $1.2 million and an immaterial amount, respectively.  The actual tax benefit realized for the tax deductions from the exercises totaled zero, $0.2 million and an immaterial amount, respectively.

The shares issued to non-employee directors are drawn from the Non-Employee Director Common Stock and Deferred Compensation Plan or the 2008 Stock and Incentive Compensation Plan.   Employee performance shares and options had previously been drawn from the 1999 Amended and Restated UIL Holdings Corporation Stock Plan and were drawn from the 2008 Stock and Incentive Compensation Plan beginning in 2009.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Long-Term Debt
	December 31,
	2009	2008
	(In Thousands)
Pollution Control Revenue Refunding Bonds:
5.75%, 1996 Series, due June 1, 2026 (1)	$7,500	$7,500
3.65%, 1997 Series, due July 1, 2027 (2)	27,500	27,500
7.13%, 1997 Series, due July 1, 2027 (3)	71,000	71,000
6.88%, 1999 Series, due December 1, 2029 (4)	25,000	-
Auction Rate, 2003 Series, due October 1, 2033 (5)	64,460	64,460

Notes:
4.89% Senior Notes, Series B, due December 12, 2009	-	51,000
7.23% Senior Notes, Series A, due February 15, 2011	8,572	12,857
7.38% Senior Notes, Series B, due February 15, 2011	45,000	45,000
6.06% Senior Notes, Series A, due September 5, 2017	40,000	40,000
6.06% Senior Notes, Series B, due December 6, 2017	30,000	30,000
6.46% Senior Notes, Series A, due November 3, 2018	50,000	50,000
6.51% Senior Notes, Series B, due December 1, 2018	50,000	50,000
6.61% Senior Notes, Series C, due December 1, 2020	50,000	50,000
6.26% Senior Notes, Series C, due September 5, 2022	44,000	44,000
6.26% Senior Notes, Series D, due December 6, 2022	33,000	33,000
5.61% Senior Notes, due March 10, 2025	50,000	-
6.51% Senior Notes, Series E, due September 5, 2037	16,000	16,000
6.51% Senior Notes, Series F, due December 6, 2037	12,000	12,000

Equity Bridge Loan	107,773	-

Long-Term Debt	$731,805	$604,317
Less: Current portion of long-term debt	58,256	55,286
Net Long-Term Debt	$673,549	$549,031

(1)
The interest rate on these Bonds was fixed at 3.00% on February 1, 2004 for a five-year period ending February 1, 2009.  On February 2, 2009, these Bonds were remarketed, and the interest rate was set at 5.75% for a three-year period ending February 1, 2012.

(2)
The interest rate on these Bonds was fixed at 3.65% on February 1, 2005 for a five-year period ending February 1, 2010.  On February 1, 2010, the Bonds were refunded with the proceeds from the issuance of $27.5 million of tax-exempt bonds on January 28, 2010 at an interest rate of 4.5% for a five-year, 5-month period ending July 1, 2015.

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

(5)	The interest rate on these Bonds is reset through an auction held every 35 days. On December 28, 2009, the interest rate on the Bonds was 0.463%.

The fair value of UIL Holdings’ long-term debt was $759.4 million and $588.8 million as of December 31, 2009 and 2008, respectively, which was estimated by UIL Holdings’ investment bankers based on market conditions.  The expenses to issue long-term debt are deferred and amortized over the life of the respective debt issue or the fixed interest-rate period in the case of Pollution Control Revenue Refunding Bonds.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Information regarding maturities and mandatory redemptions/repayments are set forth below:

	2010	2011	2012	2013	2014 & thereafter
(In Thousands)
Maturities	$58,256	$103,089	$-	$-	$570,460

UI remarketed $78.5 million of tax-exempt bonds in February 2009, $7.5 million of which were remarketed at a fixed interest rate of 5.75% for three-years and $71 million of which were remarketed for a fixed interest rate of 7.13% for three years.  In March 2009, $25 million of tax-exempt bonds were refunded with proceeds from the issuance of $25 million of tax-exempt bonds at a fixed interest rate of 6.88% for three years.  In December 2009, UI issued $50 million of debt with a maturity date of March 10, 2025 at a fixed interest rate of 5.61%.  On February 1, 2010, $27.5 million of tax-exempt bonds were refunded with the proceeds from the issuance of $27.5 million of tax-exempt bonds on January 28, 2010, at a fixed interest rate of 4.5% for five years and five months.

On April 27, 2009, UI closed on a bank financing in the amount of $121.5 million with a syndicate of banks (the Equity Bridge Loan or EBL), the proceeds of which will be used by UI to fund its commitments as a 50% owner of GenConn.  UI expects that GenConn will direct approximately $57 million of such amount to GenConn Devon LLC (GenConn Devon) and approximately $64.5 million to GenConn Middletown LLC (GenConn Middletown), each of which is a wholly owned subsidiary of GenConn, for use in the construction of peaking generation facilities by those entities.  UI will draw on this facility as needed to fund its commitments to GenConn as construction progresses.  UI does not have any further funding commitments to GenConn at this time and does not guarantee any of GenConn’s obligations.  Borrowings under this facility as of December 31, 2009 were $107.8 million.

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

 (C)  REGULATORY PROCEEDINGS

Connecticut Department of Public Utility Control (DPUC)

Rates

In rulings throughout 2009, the DPUC issued its final decision regarding UI’s application requesting an increase in distribution rates (the “2009 Decisions”), the results of which included a $6.8 million increase in revenue requirements for 2009, compared to 2008.  Because a larger, previously approved increase in revenue requirements for 2009 had gone into effect January 1, 2009, UI returned approximately $0.97 million to ratepayers through a one-time adjustment in April 2009.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The 2009 Decisions provided for an allowed distribution return on equity of 8.75%, a decrease from the previously approved 9.75%, and a capital structure of 50% equity and 50% debt, compared to the previously approved 48% equity and 52% debt.  The 2009 Decisions continued the prior earnings sharing mechanism structure, applying to the new 8.75% allowed return, whereby 50% of any earnings over the allowed twelve month level is returned to customers and 50% is retained by UI.  Given the effective date of the 2009 Decisions, UI’s weighted average allowed distribution return on equity for 2009 was 8.84%.  Additionally, the 2009 Decisions provided for full revenue decoupling of distribution revenues from sales, recovery of updated pension and postretirement expense for 2010, a partial reconciliation for the as-issued cost of new debt, and an additional increase in distribution revenue requirements of $19.4 million for 2010.

The 2009 Decisions also provided for the establishment of a regulatory asset to address the portion of the actual increase in pension and postretirement expense for 2009 and 2010 that was not included in rates.  For 2009, a $10.2 million regulatory asset was approved and established, for which full recovery in 2010 rates was subsequently approved by the DPUC; accordingly, it will be removed from rates effective February 4, 2011.  The DPUC also approved the 2010 cash recovery of $11.4 million for UI’s current estimate of 2010 pension and postretirement expense not previously included in rates.

In December 2009, UI received a letter ruling approving rates effective January 1, 2010 incorporating the above mentioned distribution rate changes along with previously approved changes to the Generation Services Charges (GSC), Non-Bypassable Federally Mandated Congestion Charges (NBFMCC), transmission and system benefits charge resulting in no change in the total rate for a residential Rate R customer with standard service generation.  Additionally, last resort service GSC rates for the January 1, 2010 through March 31, 2010 time period were approved.

Approval of the Issuance of Debt

On February 18, 2009, the DPUC approved an application filed by UI to afford UI additional flexibility to market outstanding tax-exempt bonds in the municipal bond market.  Specifically, UI requested approval to refund with the proceeds of the issuance of new bonds, without insurance, $25.0 million, $27.5 million and $64.5 million principal amount of tax-exempt bonds outstanding.  In December 2008, UI purchased $25.0 million principal amount of tax-exempt bonds, which were refunded with the proceeds from the issuance, without insurance, of $25.0 million tax-exempt bonds in March 2009.  On January 28, 2010, $27.5 million principal amount of a tax-exempt bonds were issued without insurance, the proceeds of which were used to refund $27.5 million principal amount of insured bonds on February 1, 2010.  UI plans to refund $64.5 million principal amount of Auction Rate Bonds at such time and on such terms as municipal bond market conditions allow.  For further information, refer to Part I, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

Generation

GenConn is a 50-50 joint venture of UI and NRG.  In 2008, the DPUC selected two projects proposed by GenConn to help address Connecticut’s growing need for more power generation during the heaviest load periods.

Two peaking generation projects, each with a nominal capacity of 200 megawatts (MW), are being constructed at NRG’s existing Connecticut plant locations in Devon and Middletown.  GenConn’s Devon plant is scheduled to be in commercial operation by June 2010, and its Middletown plant is scheduled to be in commercial operation by June 2011.  As a regulated company, GenConn recovers its costs under a contract for differences (CfD) agreement which is cost of service based.  GenConn has signed CfDs for both projects with CL&P.  The cost of the contracts will be paid by customers and will be subject to a cost-sharing agreement whereby approximately 20% of the cost is borne by UI customers and approximately 80% by CL&P customers.

Given the anticipated commercial operation date for the Devon plant of June 2010, GenConn filed its required rate case request with the DPUC in December 2009 seeking approval of 2010 revenue requirements.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

As a result of changed market conditions and updated cost information, GenConn project costs have increased over the proposal it had originally submitted to the DPUC.  The increase was driven primarily by increased financing costs and the cost to build interconnection facilities at the Middletown site.  The DPUC has ruled that prudently incurred financing costs, interconnection costs and taxes will be recoverable and, therefore, GenConn expects to recover such costs.  The CfDs will provide for a true-up of revenue from the ISO New England (ISO-NE) markets in which GenConn participates to DPUC approved revenue requirements.

Other

UI generally has several regulatory proceedings open and pending at the DPUC at any given time.  Examples of such proceedings include an annual DPUC review and reconciliation of UI’s Competitive Transition Assessment (CTA) and Systems Benefits Charges (SBC) revenues and expenses, dockets to consider specific restructuring or electricity market issues, consideration of specific rate or customer issues, and review of conservation programs.

UI files semi-annual true-ups with the DPUC regarding Bypassable Federally Mandated Congestion Charges (BFMCC) and NBFMCC.  These customer charges relate to “congestion costs” associated with not having adequate transmission infrastructure to move energy from the generating sources to the consumer and costs associated with maintaining the reliability of electric service, such as Reliability-Must-Run (RMR) contracts with generators.  These costs change from time to time and the semi-annual true-ups provide a mechanism for the electric distribution companies to adjust the charges to customers that allow the companies to recover the Federally Mandated Congestion Charges (FMCC).

In June 2008, the State of Connecticut defeased outstanding rate reduction bonds which were originally issued by the state in 2004 for the purpose of securitizing a portion of customer revenues intended for the Conservation and Load Management (C&LM) and REI funds.  Prior to the defeasance, debt servicing for these bonds was provided for through a reduction to the C&LM and REI charges and a corresponding increase in the CTA charge on customers’ bills.  The defeasance of these bonds restored approximately $6.5 million of annual revenues to UI which were specifically designated for the C&LM and REI funds to be utilized for C&LM or REI expenditures.

Pension and Postretirement Expenses

In response to the Internal Revenue Service (IRS) mandated change in mortality tables utilized for certain Employee Retirement Income Security Act of 1974 (ERISA)-related liability calculations, effective January 1, 2007, the DPUC allowed regulatory treatment for the change in pension and postretirement expenses resulting from the use of the new mortality tables.  In the 2009 Decision, the DPUC approved the recovery of these expenses over a four-year period beginning in 2009.  As of December 31, 2009, the remaining regulatory asset was approximately $3.2 million.

The 2009 Decision also provides for the establishment of an annual regulatory asset to address a portion of the actual increase in pension and postretirement expense for each of 2009 and 2010.  As of December 31, 2009, UI has recorded a regulatory asset of approximately $10.2 million which will be recovered fully in 2010.  Additionally, $11.4 million will be included in rates in 2010 for UI’s estimate of 2010 pension and postretirement expense.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Legislation & Regulation

Background

From time to time, state legislation impacts the operation of the electric utility industry in Connecticut.  The electric industry in Connecticut was significantly restructured commencing in 1998.  Legislation enacted since then (as described below) continues to address various energy issues.  There was no significant legislation passed in 2008 and 2009 concerning the utility industry.

Electric Restructuring  As a result of Public Act 98-28, Public Act 03-135, as amended in part by Public Act 03-221, Public Act 05-1 (June Special Session), and Public Act 07-242  (collectively, the Restructuring Legislation), UI’s distribution and transmission rates are “unbundled” on customers’ bills, which also include separate charges for the Competitive Transition Assessment (CTA), Generation Services Charge (GSC), a combined public benefits charge that includes the C&LM charge, Renewable Energy Investment (REI) charge, and Systems Benefits Charge (SBC), and Federally Mandated Congestion Charges (FMCCs), each as defined in the Restructuring Legislation.

Transitional Standard Offer Incentive  The 2003 legislation provided for the DPUC to establish an incentive plan for the procurement of long-term contracts for transitional standard offer service that compares UI’s actual average contract price to a regional average price for electricity, making adjustments as deemed appropriate by the DPUC.  If UI’s price was lower than the average, the legislation provided for the plan to allocate $0.00025/kilowatt-hour of transitional standard offer service to the distribution company.  The DPUC issued a final decision in January 2009 that found UI was not eligible for a procurement incentive for 2004.  UI appealed the DPUC’s final decision to the state superior court.  By decision filed February 5, 2010, the superior court determined that the DPUC did not apply the proper standard in determining whether UI qualified for the incentive and that the DPUC made other errors, and remanded the case to the DPUC for further proceeding in accordance with the court's decision.

Energy Independence Act  In July 2005, the Energy Independence Act (EIA) became law in Connecticut.  The EIA in large part provides for incentives to promote the development of projects and resources that are intended to reduce FMCCs and provides that electric distribution companies will recover their costs and investments resulting from the law through a number of mechanisms, including the FMCC on customers’ bills.

2007 Energy Act  In July 2007, the 2007 Energy Act became law in Connecticut.  The 2007 Energy Act contains numerous provisions primarily regarding the electric industry.  The 2007 Energy Act resulted in the DPUC’s selection of certain peaking generation projects (including GenConn’s proposal to build capacity at NRG’s existing plants in Middletown and Devon).  Pursuant to the 2007 Energy Act, UI continues to work with CL&P and the Connecticut Energy Advisory Board (CEAB) in the development of an energy assessment and resource plan that is submitted by the CEAB to the DPUC.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

Energy Policy Act  In August 2005, the Energy Policy Act of 2005 (Energy Policy Act) became federal law.  Title XII of the Energy Policy Act included provisions that impact UIL Holdings, such as the repeal of the Public Utility Holding Company Act (PUHCA) of 1935 and the enactment of PUHCA 2005, and numerous provisions that may affect UI, some of which include (1) reducing depreciable lives for newly constructed electric transmission lines, (2) establishing an electric reliability organization responsible for reliability standards, subject to FERC jurisdiction, approval and enforcement, (3) authorizing limited FERC backstop siting authority for interstate transmission projects in federally designated transmission corridors, (4) requiring the FERC to issue a rule that provides transmission rate incentives to promote capital investment and provides for recovery of all prudent costs of complying with mandatory reliability standards and costs related to transmission infrastructure development, (5) prohibiting energy market manipulation and vesting the FERC with enhanced authority to impose penalties for violations of the FPA; and (6) revising the regulation of Cogeneration and Qualifying Facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA).

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

UI must procure its standard service power pursuant to a procurement plan approved by the DPUC.  The procurement plan must provide for a portfolio of service agreements procured in an overlapping pattern over fixed time periods (a “laddering” approach).  In June 2006, the DPUC approved a procurement plan for UI.  As required by Connecticut statute, a third party consultant retained by the DPUC works closely with UI in the procurement process and to provide a joint recommendation to the DPUC as to selected bids.

UI has wholesale power supply agreements in place for the supply of all of UI’s standard service customers for all of 2010, 80% for 2011 and 20% for 2012.  Supplier of last resort service is procured on a quarterly basis.  UI determined that its contracts for standard service and supplier of last resort service are derivatives under Accounting Standards Codification (ASC) 815 “Derivatives and Hedging” and elected the “normal purchase, normal sale” exception under ASC 815 “Derivatives and Hedging”.  As such, UI regularly assesses the accounting treatment for its power supply contracts.  These wholesale power supply agreements contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt was to fall below investment grade.  In October 2009, Moody’s Investor Services (Moody’s) released its updated credit opinion for UI and maintained its Baa2 rating with a stable outlook.   In December 2009, Standard & Poors’ Investor Services (S&P) reinitiated coverage on UI and rated it BBB with a stable outlook.  UI’s credit rating would have to decline two ratings to fall below investment grade at either rating service.  If this were to occur, monthly amounts due and payable to the power suppliers would be accelerated to semi-monthly payments and UI would have to deliver collateral security in an amount equal to the receivables due to the sellers for the thirty day period immediately preceding the default notice.  If such a situation was in effect as of December 31, 2009, UI would have had to post approximately $26 million in collateral.

As a result of an April 2008 DPUC decision, UI is permitted to seek long-term contracts for up to 20% of standard service requirements, the goal of which is to obtain long-term energy supply contracts and Connecticut Class I Renewable Energy Certificates for UI’s standard service customers that will result in economic benefit to ratepayers, both in terms of risk and cost mitigation.  UI is exploring long-term contract alternatives.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Contracts for Differences

Pursuant to Connecticut’s 2005 Energy Independence Act (EIA), the DPUC initiated a process to solicit bids to create new or incremental capacity resources in order to reduce federally mandated congestion charges, and selected four new capacity resources.  To facilitate the transactions between selected capacity resources and Connecticut electric customers, and provide the commitment necessary for owners of these resources to obtain necessary financing, the DPUC required that UI and CL&P execute long-term contracts with the selected resources.   In August 2007, the DPUC approved four CfDs, each of which specifies a capacity quantity and a monthly settlement that reflects the difference between a forward market price and the contract price.  As directed by the DPUC, UI executed two of the contracts and CL&P executed the other two contracts.  In addition, UI has executed a sharing agreement with CL&P whereby UI pays 20% of the costs and obtains 20% of the benefits of the contracts.

The DPUC has determined that costs associated with these CfDs will be recoverable by UI and CL&P, and in accordance with ASC 980 Regulated Operations, UI has deferred recognition of costs (a regulatory asset) or has recognized obligations (a regulatory liability).  The above contracts are derivatives and they, along with the contracts for standard service and supplier of last resort service discussed in the Power Supply Arrangement discussion above, are the Company’s only derivative instruments.  The CfDs are marked-to-market in accordance with ASC 815.  For those CfDs signed by CL&P, UI records its approximate 20% portion of CL&P’s derivative, pursuant to the sharing agreement noted above.  As of December 31, 2009, UI has recorded a gross derivative asset of $30.7 million ($6.3 million related to its portion of CL&P’s derivative assets), a regulatory asset of $137.7 million, a gross derivative liability of $162.1 million ($131.6 million related to its portion of CL&P’s derivative liabilities) and a regulatory liability of $6.3 million in the accompanying Consolidated Balance Sheet.  See Note (K) “Fair Value of Financial Instruments” for additional CfD information.

The unrealized gains and losses from mark-to-market adjustments to derivatives recorded in regulatory assets or regulatory liabilities for the years ended December 31, 2009 and 2008 were as follows:

	Year Ended
	December 31,
	2009	2008
	(In Thousands)

Regulatory Assets - Contracts for Differences	$49,421	$47,428

Regulatory Liabilities - Contracts for Differences	$(1,515)	$(1,919)

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The fair value of the gross derivative assets and liabilities as of December 31, 2009 and 2008 were as follows:

	December 31, 2009
	(In Thousands)

	Deferred Charges	Noncurrent
	and Other Assets	Liabilities

Contracts for differences, gross	$30,694	$162,093

	December 31, 2008
	(In Thousands)

	Deferred Charges	Noncurrent
	and Other Assets	Liabilities

Contracts for differences, gross	$8,649	$92,142

On February 7, 2010, an explosion occurred at the construction site of the nearly completed 620-megawatt plant being built by Kleen Energy Systems, LLC (“Kleen”), one of the four capacity resources selected by the DPUC to create new or incremental capacity resources as noted above.  As noted above, CL&P has executed CfDs with two of the selected projects, including the Kleen project.  The CfD with Kleen is subject to the sharing agreement between UI and CL&P whereby UI pays 20% of the costs and obtains 20% of the benefits of the contract.  The extent of damage and any resulting delay in the attainment of commercial operation is not now determinable, therefore, UI cannot presently assess the potential financial impact.  Based on information known to date, it appears to be reasonably likely that there will be a delay in Kleen's attainment of commercial operation, which could have a material impact in 2010 on the fair value of the related regulatory asset and derivative liability that existed on the Consolidated Balance Sheet as of December 31, 2009 which was based on a probability-based expected cash flow analysis that was discounted at the December 31, 2009 risk-free interest rate, and an adjustment for non-performance risk using credit default swap rates.  This event will not have an impact on UIL Holdings’ Consolidated Statement of Income.

Pursuant to Connecticut’s 2007 Act Concerning Electricity and Energy Efficiency, the DPUC initiated a process to create new peaking generation resources to address the state’s shortage of fast-start peaking generation that is needed to provide energy reserves. As with the CfDs entered into pursuant to the EIA, the DPUC required that UI and CL&P execute long-term contracts with the selected peaking resources to facilitate the transactions and provide the commitment necessary for the owners of the peaking resources to obtain financing. During 2008, CL&P executed three peaking generation CfDs, one with GenConn relating to its Devon facility, one with GenConn relating to its Middletown facility and the other with PSEG Power Connecticut LLC (“PSEG”), to which the sharing agreement between UI and CL&P described above also applies.  These contracts are not considered to be derivatives under ASC 815 and therefore will be accounted for on an accrual basis.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

Bridgeport RESCO Generating Facility

Effective January  2003, UI began selling its energy entitlement from its long-term purchase power contract with the Bridgeport RESCO generating facility into the New England wholesale market at market prices.  To the extent that UI received revenue from these sales that exceeded the amount it paid to Bridgeport RESCO for this energy on a cumulative basis, the difference is used to adjust the above-market portion of purchase power expense recovered through UI’s CTA.  This methodology was approved by the DPUC, with all relevant data and calculations subject to review in the annual CTA reconciliation docket.  In June 2008, the Federal Energy Regulatory Commission (FERC) issued a decision resulting in UI having no future obligation beyond 2008 to purchase the output of the Bridgeport RESCO Generating Facility. This contract, which terminated on December 31, 2008, was a derivative under ASC 815 “Derivatives and Hedging” and it had qualified for the “normal purchase, normal sale” exception under such guidance.

Federal Energy Regulatory Commission

UI recovers its transmission revenue requirements on a prospective basis, subject to reconciliation with actual revenue requirements.  In May 2007, the FERC issued an order which approved UI’s request for the inclusion of 100% of CWIP in rate base for the 345-kilovolt (kV) transmission line from Middletown, Connecticut, to Norwalk, Connecticut and approved a 50 basis point adder which will be applied only to costs of the Project associated with advanced transmission technologies.  For project costs incurred before August 8, 2005, the FERC allowed UI to include 50% of CWIP expenditures in rate base, and for project costs incurred after August 8, 2005, the FERC allowed UI to include 100% of CWIP expenditures in rate base.  Approximately 60% of the project costs are associated with the advanced transmission technologies for which the 50 basis point adder was approved by the FERC.  Certain parties had requested rehearing of the FERC’s May 2007 order, but in January 2009, the FERC denied those requests.  Also in January 2009, the DPUC and the Attorney General of Connecticut filed a petition with the United States Court of Appeals for the District of Columbia Circuit seeking judicial review of the FERC’s May 2007 and January 2009 orders.  The Company is unable to predict the outcome of these appeals at this time.

UI is required to file information regarding Regional Network Service transmission on an annual basis with the FERC.

ISO-NE and RTO-NE

ISO New England, Inc.  (ISO-NE), an independent, not-for-profit corporation, was approved by the FERC as the regional transmission organization for New England (RTO-NE) on February 1, 2005.  ISO-NE is responsible for the reliable operation of the region’s bulk electric power system and fair administration of the region’s wholesale electricity marketplace.  ISO-NE also is responsible for the management of the comprehensive bulk electric power system and wholesale markets’ planning processes that address the region's electricity needs.

Transmission Return on Equity (ROE)

In March 2008, the FERC issued an order on rehearing (Rehearing Order) establishing allowable ROEs for transmission projects of transmission owners in New England, including UI.  In the Rehearing Order, the FERC established the base-level ROE of 11.14% beginning in November 2006.  The Rehearing Order also confirmed a 50 basis point ROE adder on Pool Transmission Facilities (PTF) for participation in the RTO-NE and a 100 basis point ROE incentive for projects

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

included in the ISO-NE Regional System Plan  that were completed and on line as of December 31, 2008.  The Middletown/Norwalk Transmission Project received this 100 basis point ROE adder.    For projects placed in service after December 31, 2008, incentives may be requested from the FERC, through a specific showing justifying the incentive, on a project specific basis.

In May 2008, several public entities, including the DPUC, filed a petition with the United States Court of Appeals for the District of Columbia Circuit (U.S. Court of Appeals) challenging the Rehearing Order.  On January 29, 2010, the U.S. Court of Appeals issued a decision upholding the FERC order.

UI’s overall transmission ROE is determined by the mix of UI’s transmission rate base between new and existing transmission assets, and whether such assets are PTF or non-PTF.  UI’s transmission assets are primarily PTF.  For 2009, UI’s overall allowed weighted-average ROE for its transmission business was 12.52%.

Middletown/Norwalk Transmission Project

In December 2008, the 345-kilovolt (kV) transmission line from Middletown, Connecticut, to Norwalk, Connecticut (the Project) was completed and the transmission assets were placed in service.  As a result, UI’s transmission rate base increased by approximately $300 million, an increase of more than 200% relative to UI’s net transmission assets existing prior to the Project receiving approval from the Connecticut Siting Council (CSC).

In a May 2007 Order, the FERC approved rate incentives for the Project.  The Project was allowed to include Construction Work In Progress (CWIP) expenditures in rate base.  For project costs incurred before August 8, 2005, the FERC allowed UI to include 50% of CWIP expenditures in rate base, and for project costs incurred after August 8, 2005, the FERC allowed UI to include 100% of CWIP expenditures in rate base.  The FERC also accepted a 50 basis point adder which will be applied only to costs associated with advanced transmission technologies.

Certain parties requested rehearing of the FERC May 2007 order, but in January 2009, the FERC denied those requests.  Also, in January 2009, the DPUC and the Attorney General of Connecticut filed a petition with the U.S. Court of Appeals seeking judicial review of the FERC’s May 2007 and January 2009 orders.  UI is unable to predict the outcome of these appeals at this time.

UI and CL&P filed a transmission cost allocation application relating to the Project with ISO-NE in April 2008.  ISO-NE will determine which costs of the Project, if any, will be included in the New England regional transmission rate. UI will seek to recover any non-pool supported costs of the Project, or Localized Costs, in transmission revenues from customers throughout the State of Connecticut.

Other Transmission

In June 2008, Northeast Utilities (NU) filed amendments to its local transmission service tariff at the FERC.  The revisions charge UI customers a prorated portion of NU’s Localized Costs for non-pool supported PTF.  These Localized Costs are, in turn, included in UI’s local transmission tariff and, therefore, recovered through rates.  UI made a similar FERC filing effective in 2009, enabling UI to prorate a portion of its Localized Costs to CL&P customers.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(D)  SHORT-TERM CREDIT ARRANGEMENTS

UIL Holdings has a money market loan arrangement with JPMorgan Chase Bank.  This is an uncommitted short-term borrowing arrangement under which JPMorgan Chase Bank may make loans to UIL Holdings for fixed periods, depending on UIL Holdings’ credit rating, the Bank’s credit requirements, and conditions in the financial markets.  JPMorgan Securities, Inc. acts as an agent and sells the loans to investors.  As of December 31, 2009, UIL Holdings had no short-term borrowings outstanding under this arrangement.

UIL Holdings and UI have a revolving credit agreement with a group of banks that extends to December 22, 2011.  The borrowing limit under the facility for UI is $175 million, with $50 million of the limit available for UIL Holdings.  The facility permits borrowings at fluctuating interest rates determined by reference to Citibank’s New York base rate and the Federal Funds Rate (as defined in the facility), and also permits borrowings for fixed periods up to six months as specified by UI and UIL Holdings at fixed interest rates (London Interbank Offered Rate or LIBOR) determined by the Eurodollar Interbank Market in London.  The facility also permits the issuance of letters of credit up to $50 million.

As of December 31, 2009, UI had no short-term borrowings outstanding under the facility.  UIL Holdings had a standby letter of credit outstanding in the amount of $1 million that expired on January 31, 2009, but was and will continue to be automatically extended for one year from the expiration date (or any future expiration date), unless the issuer bank elects not to extend.  Available credit under this facility at December 31, 2009 for UI and UIL Holdings in the aggregate was $174 million.  UIL Holdings records borrowings under this facility as short-term debt, but the agreement has longer term commitments from banks allowing the Company to borrow and reborrow funds, at its option, to December 22, 2011, thus affording it flexibility in managing its working capital requirements.

Information with respect to short-term borrowings of UIL Holdings and UI is set forth below:

	2009	2008	2007
	($ In Thousands)
UIL Holdings

Maximum aggregate principal amount of short-term borrowing outstanding at any month-end	$6,900	$5,000	$-
Average aggregate short-term borrowings outstanding during the year*	$2,298	$751	$-
Weighted average interest rate*	3.26%	3.73%	N/A
Principal amounts outstanding at year-end	$-	$-	$-
Annualized interest rate on principal amounts outstanding at year-end	N/A	N/A	N/A
Fees*	$58	$112	$90

UI

Maximum aggregate principal amount of short-term borrowing outstanding at any month-end	$174,000	$148,000	$70,000
Average aggregate short-term borrowings outstanding during the year*	$65,526	$84,361	$24,085
Weighted average interest rate*	0.88%	3.05%	5.76%
Principal amounts outstanding at year-end	$-	$148,000	$15,000
Annualized interest rate on principal amounts outstanding at year-end	0.00%	1.49%	5.35%
Fees*	$513	$224	$206

*Average short-term borrowings represent the sum of daily borrowings outstanding, weighted for the number of days outstanding and divided by the number of days in the period.  The weighted average interest rate is determined by dividing interest expense by the amount of average borrowings.  Fees are excluded from the calculation of the weighted average interest rate.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(E) INCOME TAXES

	2009	2008	2007
	(In Thousands)
Income tax expense for continuing operations consists of:
Income tax provisions:
Current
Federal	$36,183	$38,106	$34,626
State	4,521	4,310	2,123
Total current	40,704	42,416	36,749
Deferred
Federal	(2,490)	(3,822)	(3,853)
State	(4,864)	(3,724)	(2,238)
Total deferred	(7,354)	(7,546)	(6,091)

Investment tax credits	(146)	(146)	(146)

Total income tax expense for continuing operations	$33,204	$34,724	$30,512

Income tax components charged as follows:
Operating tax expense	$37,167	$40,835	$32,748
Nonoperating tax benefit	(3,867)	(6,087)	(2,443)
Equity investment tax benefit	(96)	(24)	207

Total income tax expense	$33,204	$34,724	$30,512

The following table details the components
of the deferred income tax provision:

Accelerated depreciation	$10,289	$6,066	$878
Bond redemption costs	(340)	(340)	(340)
Incentive compensation plans	(634)	170	495
Seabrook lease buyout	(1,367)	(1,350)	(1,350)
Post Retirement Benefits	(2,870)	(1,938)	202
Regulatory deferrals	(5,278)	(7,958)	(4,396)
Pension benefits	(5,941)	(1,944)	(1,563)
Other - net	(1,213)	(252)	(17)

Deferred income tax provision - net	$(7,354)	$(7,546)	$(6,091)

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Total income taxes differ from the amounts computed by applying the federal statutory tax rate to income before taxes.  The reasons for the differences are as follows:

	2009	2008	2007
	(In Thousands)
Computed tax at federal statutory rate	$30,682	$29,088	$27,022
Increases (reductions) resulting from:
ITC taken into income	(147)	(147)	(147)
Allowance for equity funds used during construction	(227)	(847)	(759)
Amortization of nuclear plant regulatory assets	3,696	3,687	3,687
Book depreciation more or (less) than non-normalized tax depreciation	313	(118)	265
State income taxes, net of federal income tax benefits	(223)	380	(75)
Allowance for borrowed funds used during construction on Rate Base CWIP	-	2,120	871
Mark-to-market adjustments to non-qualified pension investments	(391)	699	(133)
Other items, net	(499)	(138)	(219)

Total income tax expense	$33,204	$34,724	$30,512

Book income from continuing operations before income taxes	$87,663	$83,109	$77,205

Effective income tax rates	37.9%	41.8%	39.5%

In 2007 and 2008, the combined statutory federal and state income tax rate for UIL Holdings was 39.9%. Legislation enacted in Connecticut in 2009 imposed a 10% surcharge on the corporation business tax for the years 2009, 2010, and 2011.  This surcharge increased the statutory rate of Connecticut corporation business tax for 2009 from 7.5% to 8.3% and increased the combined statutory federal and state income tax rate for UIL Holdings for 2009 to 40.4%.  Legislation also enacted in 2009 increased the cap on the combined reporting preference tax.  This increase was effective for 2009 and future years. These legislative tax changes had a minimal impact on UIL Holdings consolidated financial statements in 2009.

The effective book income tax rate for the year ended December 31, 2009 was 37.9%, as compared to 41.8% for the year ended December 31, 2008.  The decrease in the 2009 effective book income tax rate is due primarily to higher state income tax credits recorded in 2009 as compared to 2008 as well as positive mark-to-market adjustments to non-qualified pension investments in 2009 as compared to 2008.

UIL Holdings and its subsidiaries are subject to the United States federal income tax statutes administered by the Internal Revenue Service (IRS).  UIL Holdings and its subsidiaries are also subject to the income tax statutes of the State of Connecticut and those of other states in which UIL Holdings’ subsidiaries have operated and transacted business in the past.  As of December 31, 2009, the tax years 2006, 2007, and 2008 remain open and subject to audit for state income tax purposes.  As of December 31, 2009, the tax year 2008 is open and subject to audit for federal income tax purposes. During 2009, the IRS closed examinations of the tax years 2004, 2005, 2006, and 2007.  The IRS examination of the tax years 2004, 2005, and 2006 resulted in an immaterial assessment to the Company.  The examination of the tax year 2007 resulted in no additional assessment or refund to the Company.

At December 31, 2009, UIL Holdings had non-current deferred tax liabilities for taxable temporary differences of $372.2 million and non-current deferred tax assets for deductible temporary differences of $98.6 million, resulting in a net non-current deferred tax liability of $273.6 million.  UIL Holdings had current deferred tax assets of $4.4 million at December 31, 2009.  UIL Holdings did not have any current deferred tax liabilities at December 31, 2009.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The following table summarizes UIL Holdings’ deferred tax assets and liabilities for the years ended December 31, 2009 and 2008:

	2009	2008
	(In Thousands)
Deferred income tax assets:
Regulatory asset related to pension and other post-retirement benefits	$66,158	$77,782
Post-retirement benefits	9,835	6,965
SFAS No. 109 gross-up effect on deferred taxes	6,559	6,018
Connecticut Yankee equity investment	3,146	3,051
Long-term incentive plan	2,703	2,438
Vacation accrual	2,573	2,181
Supplemental pensions	2,068	1,956
Incentive compensation plans	2,542	1,908
Uncollectibles	1,865	1,865
Deferred compensation plan	2,315	1,834
Stock compensation plans	1,615	1,238
Gains on sale of property	662	662
Interest during construction	484	488
Post-employment benefits	462	428
Other	25	4,529
	$103,012	113,343

Deferred income tax liabilities:
Plant basis differences	$134,192	$149,875
Accelerated depreciation timing differences	131,610	121,321
Regulatory asset related to pension and other post-retirement benefits	66,158	77,782
Seabrook lease buyout	19,184	20,552
Regulatory deferrals	5,462	13,973
Pension	7,851	13,680
Other	7,703	8,121
	$372,160	405,304

ASC 740 requires that all current deferred tax assets and liabilities within each particular tax jurisdiction be offset and presented as a single amount in the Consolidated Balance Sheet.  A similar procedure is followed for all non-current deferred tax assets and liabilities.  Amounts in different tax jurisdictions cannot be offset against each other.  The amount of deferred income taxes as of December 31, 2009 and 2008 included on the following lines of the Consolidated Balance Sheet is as follows:

	2009	2008
	(In Thousands)
Assets:
Deferred and refundable income taxes	$4,410	$6,863
Liabilities:
Deferred income taxes	273,558	298,824
Deferred income taxes – net	$269,148	$291,961

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(F) SUPPLEMENTARY INFORMATION

	2009	2008	2007
	(In Thousands)
Operating Revenues
Utility:
Retail	$796,665	$855,526	$900,450
Wholesale	235	42,291	36,637
Other	98,781	50,123	43,917
Non-utility revenues:
Other	869	780	995
Total Operating Revenues	$896,550	$948,720	$981,999

Purchased Power
Purchased power expense	$333,339	$444,918	$537,488
Purchased power above market fuel expense credit	-	(20,673)	(21,001)
Total Purchased Power Expense	$333,339	$424,245	$516,487

Depreciation and Amortization
Utility property, plant, and equipment depreciation	$49,480	$39,081	$35,757
Non-utility property, plant, and equipment depreciation	108	123	180
Total Depreciation	$49,588	$39,204	$35,937
Amortization of nuclear plant regulatory assets	46,907	40,869	33,009
Amortization of purchase power contracts	-	20,673	21,001
Subtotal CTA Amortization	46,907	61,542	54,010
Amortization of intangibles	42	36	32
Amortization of other regulatory assets	1,579	347	391
Total Amortization	48,528	61,925	54,433
Total Depreciation and Amortization	$98,116	$101,129	$90,370

Taxes - Other than Income Taxes
Operating:
Connecticut gross earnings	$38,161	$34,291	$29,322
Local real estate and personal property	16,471	10,799	10,231
Payroll taxes	5,430	5,140	5,076
Total Taxes - Other than Income Taxes	$60,062	$50,230	$44,629

Other Income and (Deductions), net
Interest income	$3,231	$2,090	$4,720
Allowance for funds used during construction	1,955	4,005	3,882
Seabrook reserve reduction	-	-	1,440
Conservation & Load Management incentive	765	597	2,857
Energy generation and load curtailment incentives	369	770	-
ISO load response, net	1,913	2,769	2,724
Miscellaneous other income and (deductions) - net	(2,647)	(6,892)	(2,727)
Total Other Income and (Deductions), net	$5,586	$3,339	$12,896

Other Interest, net
Notes Payable	$644	$2,611	$1,386
Other	642	247	116
Total Other Interest, net	$1,286	$2,858	$1,502

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(G)  PENSION AND OTHER BENEFITS

The United Illuminating Company Pension Plan (the Pension Plan) covers the majority of employees of UIL Holdings and UI.  UI also has a non-qualified supplemental pension plan for certain employees and a non-qualified retiree-only pension plan for certain early retirement benefits.  The net pension expense for these plans for 2009, 2008 and 2007 was $16.7 million, $5.1 million, and $8.3 million, respectively.

Disclosures pertaining to the Pension Plan are in accordance with ASC 715 Compensation-Retirement Benefits.  UI has an investment policy addressing the oversight and management of pension assets and procedures for monitoring and control.  UI has engaged Frank Russell Trust Company as the trustee and investment manager to assist in areas of asset allocation and rebalancing, portfolio strategy implementation, and performance monitoring and evaluation.

The goals of the asset investment strategy are to:

•	Achieve long-term capital growth while maintaining sufficient liquidity to provide for current benefit payments and Pension Plan operating expenses.
•	Provide a total return that, over the long term, provides sufficient assets to fund Pension Plan liabilities subject to an appropriate level of risk, contributions and pension expense.
•
Optimize the return on assets, over the long term, by investing primarily in a diversified portfolio of equities and additional asset classes with differing rates of return, volatility and correlation.

•	Diversify investments within asset classes to maximize preservation of principal and minimize over-exposure to any one investment, thereby minimizing the impact of losses in single investments.

The Pension Plan seeks to maintain compliance with the Employee Retirement Income Security Act of 1974 (ERISA) as amended, and any applicable regulations and laws.

The Finance Committee of the Board of Directors (Finance Committee) oversees the investment of Pension Plan assets in conjunction with management and has conducted a review of the investment strategies and policies of the Pension Plan.  This review included an analysis of the strategic asset allocation, including the relationship of Pension Plan assets to Pension Plan liabilities, and portfolio structure.  The Finance Committee has left the target asset allocation for 2010 unchanged from 2008 for both the pension and other postretirement employee benefit funds.  In the event that the relationship of Pension assets to Pension Plan liabilities changes, the Finance Committee will consider changes to the investment allocations.  The other postretirement employee benefit fund assets are invested in a balanced mutual fund and, accordingly, the asset allocation mix of the balanced mutual fund may differ from the target asset allocation mix from time to time.  A breakdown of the 2010 target asset allocation, as well as the actual asset allocation as of December 31, 2009 and 2008 is detailed below:

		Percentage of Plan Assets at Year-End
	Target	Pension Benefits		Other Postretirement Benefits
	Allocation	2009	2008	2009	2008
Equity securities	65%	62%	59%	72%	67%
Debt securities	25%	36%	36%	25%	31%
Other	10%	2%	5%	3%	2%

The above allocations may be revised by the Finance Committee.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Funding policy for the Pension Plan is to make annual contributions that satisfy the minimum funding requirements of ERISA but that do not exceed the maximum deductible limits of the Internal Revenue Code.  These amounts are determined each year as a result of an actuarial valuation of the Pension Plan.  During late 2008, conditions in the capital markets resulted in reductions in asset values of funded pension and postretirement plans.  In particular, the projected benefit obligation for the qualified pension plan now exceeds the fair market value of plan assets by $140 million.  Although asset values recovered somewhat in 2009, these reductions, if not offset by additional gains in future years, will result in higher pension and postretirement expenses in future years along with additional cash contributions.  Asset values as of December 31, 2009 and December 31, 2008 were approximately $231.3 million and $211.7 million, respectively.  While there was no minimum required pension contribution for the 2009 plan year, UI currently expects to make a contribution of approximately $9 million in 2010 and $26 million in 2011, subject to proposals that are pending before the United States Congress and true-ups of actuarial data.

UI has established a supplemental retirement benefit trust and through this trust purchased life insurance policies on certain officers of UI to fund the future liability under the non-qualified supplemental plan.  The cash surrender value of these policies is included in “Other investments” on the Consolidated Balance Sheet.

There is potential variability to the pension expense calculation.  Changes in certain of the underlying assumptions could have a material impact on pension and postretirement expenses.  For example, if there had been a 0.25% change in the discount rate assumed at 6.2%, for the qualified pension plan and non-qualified plan, respectively, the 2009 pension expense would have increased or decreased inversely by $1.2 million for the qualified plan and an immaterial amount for the non-qualified plan.  If there had been a 1% change in the expected return on assets, the 2009 pension expense would have increased or decreased inversely by $2.3 million for the qualified pension plan and would not have changed for the non-qualified plan.

In addition to providing pension benefits, UI also provides Other Postretirement Benefits (OPEB), consisting principally of health care and life insurance benefits, for retired employees and their dependents.  UI does not provide prescription drug benefits for Medicare-eligible employees in its postretirement health care plans.  Non-union employees who are 55 years of age and whose sum of age and years of service at time of retirement is equal to or greater than 65 are eligible for benefits partially subsidized by UI.  The amount of benefits subsidized by UI is determined by age and years of service at retirement.  For funding purposes, UI established a 401(h) account in connection with the Pension Plan and Serial Voluntary Employee Benefit Association Trust (VEBA) accounts for the years 2007 through 2020 to fund OPEB for UI’s non-union employees who retire on or after January 1, 1994.  These VEBA accounts were approved by the IRS and UI contributed $4.5 million to fund the Serial VEBA accounts in 2007.  UI does not expect to make a contribution in 2010 to fund OPEB for non-union employees.

Union employees whose sum of age and years of service at the time of retirement is equal to or greater than 85 (or who are 62 with at least 20 years of service) are eligible for benefits partially subsidized by UI.  The amount of benefits subsidized by UI is determined by age and years of service at retirement.  For funding purposes, UI established a VEBA to fund OPEB for UI’s union employees.  The funding strategy for the VEBA is to select funds that most clearly mirror the pension allocation strategy.  Approximately 39% of UI’s employees are represented by Local 470-1, Utility Workers Union of America, AFL-CIO, for collective bargaining purposes.  Plan assets for the union VEBA consist primarily of equity and fixed-income securities.  UI does not expect to make a contribution in 2010 to fund OPEB for union employees.

There is potential variability to the OPEB plan expense calculation.  Changes in certain of the underlying assumptions could have a material impact on OPEB expenses.  If there had been a 0.25% change in the discount rate assumed, the 2009 OPEB plan expenses would have increased or decreased inversely by $0.2 million; if there had been a 1% change in the expected return on assets, the 2009 OPEB plan expenses would have increased or decreased inversely by $0.2 million.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

To develop the expected long-term rate of return on assets assumption, UI considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested, and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio.  This resulted in the selection of the 8.5% return on plan assets for 2009.

The projected, long-term average wage increase is 3.8% in 2009 based upon salary data.  For 2009 and 2008, UI utilized the Citigroup Discount Curve to determine discount rates of 5.85% and 6.20%, respectively, for the pension plan, 5.65% and 6.10%, respectively, for the non-qualified plan, and 5.80% and 6.10%, respectively, for the OPEB plan.  The Citigroup Discount Curve is a spot rate curve developed based upon a bond portfolio.  The discount rate is determined by combining this curve and the expected payout of Plan liabilities.  Management further considers rates of high-quality corporate bonds of appropriate maturities as published by nationally recognized rating agencies consistent with the duration of the Company’s plans.  The health care cost trend rate assumption for all retirees is set at 10.0% in 2009 with such rate decreasing gradually to 5.0% in 2019.

In accordance with ASC 715, UI utilizes an alternative method to amortize prior service costs and unrecognized gains and losses.  UI amortizes prior service costs for both the Pension Plan and OPEB plan on a straight-line basis over the average remaining service period of participants expected to receive benefits.  UI utilizes an alternative method to amortize unrecognized actuarial gains and losses related to the Pension and OPEB plan over the lesser of the average remaining service period or 10 years.  For ASC 715 purposes, UI does not recognize gain or loss until there is a variance in an amount equal to at least 5% of the greater of the projected benefit obligation or the market-related value of assets.  There is no such allowance for a variance in capturing the amortization of OPEB unrecognized gains and losses.

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

 ASC 715 requires an employer that sponsors one or more defined benefit pension or other postretirement plans to recognize an asset or liability for the overfunded or underfunded status of the plan.  For a pension plan, the asset or liability is the difference between the fair value of the plan’s assets and the projected benefit obligation.  For any other postretirement benefit plan, the asset or liability is the difference between the fair value of the plan’s assets and the accumulated postretirement benefit obligation.  UI will reflect all unrecognized prior service costs and credits and unrecognized actuarial gains and losses as regulatory assets rather than in accumulated other comprehensive income, as management believes it is probable that such items are recoverable through the ratemaking process in future periods.  As of December 31, 2009 and 2008, UI has recorded a regulatory asset of $169.2 million and $199.2 million, respectively.

IL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The following table represents the change in benefit obligation, change in plan assets and the respective funded status of UI’s pension and postretirement plans as of December 31, 2009 and 2008.  Plan assets and obligations have been measured as of December 31, 2009 and 2008.

			Other Post-Retirement
	Pension Benefits		Benefits
	2009	2008	2009	2008
Change in Benefit Obligation:	(In Thousands)
Benefit obligation at beginning of year	$348,058	$340,965	$69,505	$67,368
Service cost	6,133	6,870	1,334	1,395
Interest cost	20,928	20,973	4,137	4,208
Participant contributions	-	-	1,033	1,171
Amendments	-	-		-
Actuarial (gain) loss	18,261	(955)	(2,085)	124
Additional amount recognized due to settlement	-	-		-
Benefits paid (including expenses)	(21,578)	(19,794)	(4,509)	(4,760)
Adjustment for transition	-	-		-
Benefit obligation at end of year	$371,802	$348,059	$69,415	$69,506

Change in Plan Assets:
Fair value of plan assets at beginning of year	$211,675	$313,469	$20,861	$31,293
Actual return on plan assets	40,964	(82,287)	4,224	(7,478)
Employer contributions	247	288	585	635
Participant contributions	-	-	1,033	1,171
Benefits paid (including expenses)	(21,578)	(19,794)	(4,509)	(4,760)
Settlements, curtailments and other	-	-		-
Fair value of plan assets at end of year	$231,308	$211,676	$22,194	$20,861

Funded Status at December 31:
Projected benefits (less than) greater than plan assets	$140,494	$136,383	$47,221	$48,645

Amounts Recognized in the Statement of Financial Position consist of:
Current liabilities	$511	$252	$199	$209
Non-current liabilities	$139,983	$136,131	$47,022	$48,436

Amounts Recognized as a Regulatory Asset consist of:
Transition obligation (asset)	$-	$-	$2,470	$3,528
Prior service cost	2,778	3,475	$(228)	(328)
Net gain (loss)	141,518	161,533	19,501	26,857
Total recognized as a regulatory asset	$144,296	$165,008	$21,743	$30,057

Information on Pension Plans with an Accumulated Benefit Obligation in excess of Plan Assets:
Projected benefit obligation	$7,105	$6,169	N/A	N/A
Accumulated benefit obligation	$6,526	$5,900	N/A	N/A
Fair value of plan assets	$-	$-	N/A	N/A

The accumulated benefit obligation for all Pension Plans was $324,345 and $308,388 at December 31, 2009 and 2008, respectively.

The following weighted average actuarial assumptions were used in calculating the benefit obligations at December 31:
Discount rate (Qualified Plan)	5.85%	6.20%	N/A	N/A
Discount rate (Non-Qualified Plan)	5.65%	6.10%	N/A	N/A
Discount rate (Other Post-Retirement Benefits)	N/A	N/A	5.80%	6.10%
Average wage increase	3.80%	3.80%	N/A	N/A
Health care trend rate (current year)	N/A	N/A	9.50%	10.00%
Health care trend rate (2019 forward)	N/A	N/A	5.00%	5.00%

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The components of net periodic benefit cost are:
	For the Year Ended December 31,
	Pension Benefits			Other Post-Retirement Benefits
	2009	2008	2007	2009	2008	2007
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$6,133	$6,870	$7,323	$1,334	$1,395	$1,301
Interest cost	20,928	20,972	20,037	4,138	4,208	3,517
Expected return on plan assets	(17,113)	(25,729)	(26,024)	(1,640)	(2,530)	(2,386)
Amortization of:	-
Prior service costs	697	750	884	(101)	(102)	(124)
Transition obligation (asset)	-	-	-	1,058	1,058	1,058
Actuarial (gain) loss	14,425	4,195	6,308	2,686	1,858	1,644
Additional amount recognized due to settlement (1)	-	-	1,189	-	-	-
Net periodic benefit cost (2) (3)	$25,070	$7,058	$9,717	$7,475	$5,887	$5,010

Other Changes in Plan Assets and Benefit Obligations Recognized as a Regulatory Asset:
Prior service costs	$-	$-	$-	$-	$-	$-
Net (gain) loss	(5,590)	107,063	(15,453)	(4,670)	10,132	3,792
Amortization of:
Prior service costs	(697)	(751)	(884)	101	102	124
Transition obligation (asset)		-	-	(1,058)	(1,058)	(1,058)
Actuarial (gain) loss	(14,425)	(4,195)	(6,308)	(2,686)	(1,858)	(1,644)
Settlements, curtailments and other (1)	-	-	(1,189)	-	-	-
Total recognized as regulatory asset	$(20,712)	$102,117	$(23,834)	$(8,313)	$7,318	$1,214

Total recognized in net periodic benefit costs
and regulatory asset	$4,358	$109,175	$(14,117)	$(838)	$13,205	$6,224

Estimated Amortizations from Regulatory Assets into Net Periodic Benefit Cost for the period January 1, 2010 - December 31, 2010:
Amortization of transition obligation	$-	$-	$-	$1,059	$1,058	$1,058
Amortization of prior service cost	645	697	750	(103)	(98)	(102)
Amortization of net (gain) loss	12,309	14,425	4,195	1,950	2,686	1,860
Total estimated amortizations	$12,954	$15,122	$4,945	$2,906	$3,646	$2,816

The following actuarial weighted average assumptions were used in calculating net periodic benefit cost:
Discount rate	6.20%*	6.35%**	5.75%	6.10%	6.40%	5.75%
Average wage increase	3.80%	4.40%	4.40%	N/A	N/A	N/A
Return on plan assets	8.50%	8.50%	8.50%	8.50%	8.50%	8.00%
Health care trend rate (current year)	N/A	N/A	N/A	10.00%	10.50%	10.00%
Health care trend rate (2019 forward)	N/A	N/A	N/A	5.00%	5.00%	5.50%

N/A – not applicable
*6.10% discount rate used at December 31,2009 for non-qualified plan
**6.00% discount rate used at December 31,2008 for non-qualified plan
(1) Reflects settlement charges resulting from a distribution to a former employee upon retirement.
(2) For the year ended December 31, 2009, UI recorded $8.3 million of pension expense and $1.9 million of OPEB expense as a regulatory asset. These amounts were approved by the DPUC to address the actual increase in pension and postretirement expense for 2009 (see Note (C), Regulatory Proceedings).
(3) For the year ended December 31, 2008, UI recorded $1.9 million of pension expense and $0.4 million of OPEB expense as a regulatory asset. These amounts reflect additional amounts recoverable in rates due to changes in the use of mortality tables imposed by the IRS (see Note (C), in the use of mortality tables imposed by the IRS (see Note (C), Regulatory Proceedings).

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

A one percentage point change in the assumed health care cost trend rate would have the following effects:

	1% Increase	1% Decrease
	(In Thousands)
Aggregate service and interest cost components	$853	$(695)
Accumulated post-retirement benefit obligation	$9,288	$(7,692)

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

		Other Post-Retirement
Year	Pension Benefits	Benefits
	(In Thousands)
2010	$21,131	$3,392
2011	$26,576	$3,553
2012	$23,365	$3,672
2013	$23,728	$3,920
2014	$24,535	$4,132
2015-2019	$135,913	$24,020

UI has a 401(k)/Employee Stock Ownership Plan (KSOP) in which substantially all of its employees are eligible to participate.  The KSOP enables employees to defer receipt of a portion of their compensation, up to statutory limits, and to invest such funds in a number of investment alternatives.  Matching contributions are made to the KSOP, in the form of UIL Holdings’ common stock, based on each employee’s salary deferrals in the KSOP.  For union employees, the matching contribution to the KSOP is 100% of the first 3% of employee compensation deferred and 50% of the next 2% deferred.  The maximum match is 4% of annual salary.  For non-union employees, the matching contribution to the KSOP is 100% of the first 2% of employee compensation deferred.  All matching contributions are made in the form of UIL Holdings’ common stock.  Matching contributions to the KSOP during 2009, 2008 and 2007 were $2.5 million, $3.1 million and $2.8 million, respectively.  UIL Holdings pays dividends on the shares of stock in the KSOP to the participant and UIL Holdings receives a tax deduction for the dividends paid.

(H)  RELATED PARTY TRANSACTIONS

Arnold L. Chase, a Director of UIL Holdings since June 28, 1999, holds a beneficial interest in the building located at 157 Church Street, New Haven, Connecticut, where UI leases office space for its corporate headquarters.  UI’s lease payments for this office space for the years ended December 31, 2009, 2008 and 2007 totaled $11.0 million, $10.8 and $10.4 million, respectively.

GenConn, of which UI is a 50-50 joint-venturer, had signed a promissory note (the “Loan”) with UI under which UI advanced up to an aggregate principal amount of $48.5 million to fund GenConn’s construction and other cash needs until permanent financing was arranged.  In connection with the EBL obtained by UI and the Project Financing obtained by GenConn on April 27, 2009, all outstanding balances on the Loan were replaced by a new promissory note, the balance of which was $107.8 million as of December 31, 2009.  See “Note (B) – Capitalization – Long-Term Debt” for further discussion regarding the EBL.  Additionally, $2.0 million of interest income related to the promissory note is included in other income and (deductions), net in the accompanying consolidated statement of income, which is fully offset by the EBL interest expense incurred.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

UIL Holdings executed guarantee agreements on behalf of each of GenConn Devon and GenConn Middletown, under which UIL Holdings guaranteed that, in the event GenConn Devon or GenConn Middletown, as the case may be, failed to perform or observe the terms and provisions of its contract with GE Packaged Power, UIL Holdings would take steps necessary to achieve performance or observance of such contract.  In connection with the EBL obtained by UI and the Project Financing obtained by GenConn on April 27, 2009, UIL Holding’s obligations under these guarantee agreements were terminated.  See “Note (B) – Capitalization – Long-Term Debt” for further discussion regarding the EBL.

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

	(In Thousands)
2010	13,993
2011	14,107
2012	8,187	(1)
2013	1,932
2014	1,584
2015 - after	37,372
Total	$77,174

 (1) Corporate headquarter lease expires June 2012

Rental payments charged to operating expenses in 2009, 2008 and 2007, including rental payments for the corporate headquarters of UIL Holdings and UI, were as follows:

	Year Ended December 31,
	2009	2008	2007
	(In Thousands)

Rental payments	$13,588	$13,125	$11,977
Less: Sublease rental payments received	1,125	1,126	1,119
Rental payments charged to operating expenses	$12,462	$11,999	$10,858

(J)  COMMITMENTS AND CONTINGENCIES

Connecticut Yankee Atomic Power Company

UI has a 9.5% stock ownership share in the Connecticut Yankee Atomic Power Company (Connecticut Yankee), the carrying value of which was $0.3 million as of December 31, 2009.  In 1996, the Board of Directors of Connecticut Yankee voted unanimously to retire the Connecticut Yankee nuclear plant (the Connecticut Yankee Unit) from commercial operation.  A settlement agreement approved by the FERC that became effective in 2000 allows Connecticut Yankee to collect, through the power contracts with the unit’s owners, the FERC-approved decommissioning costs, other

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

costs associated with the permanent shutdown of the Connecticut Yankee Unit, the unrecovered investment in the Connecticut Yankee Unit, and a return on equity of 6%.  The decommissioning project was completed in 2007.  In October 2007, the Connecticut Department of Environmental Protection (CDEP) approved Connecticut Yankee’s application for a Stewardship Permit which states that all corrective action measures required at the Connecticut Yankee site pursuant to Connecticut law have been completed subject to post-remediation groundwater monitoring.  In November 2007, the Nuclear Regulatory Commission (NRC) issued a license reduction for the Connecticut Yankee site limiting it to the independent spent-fuel storage installation (ISFSI) (see DOE Spent Fuel Litigation below).

Connecticut Yankee updates the cost of its remaining decommissioning activity, which consists primarily of ground water monitoring and nuclear fuel storage, at least annually, and more often as needed, and provides UI with a projected recovery schedule depicting annual costs expected to be billed to UI, including a return on investment over the term of the projected recovery period.  The present value of these costs is calculated using UI’s weighted-average cost of capital and, after consideration of recoverability, recorded as a Connecticut Yankee Contract Obligation and a corresponding regulatory asset.  At December 31, 2009, UI has regulatory approval to recover in future rates (through the CTA) its $20.7 million regulatory asset for Connecticut Yankee over a term ending in 2015.

Stock Redemption

In September 2009, the Connecticut Yankee Board of Directors voted to redeem $6.0 million of Connecticut Yankee stock.  In October 2009, UI received $0.6 million in the redemption and its stock ownership share in Connecticut Yankee remains at 9.5% since the redemption was proportional for all owners’ shares.  The stock redemption continues a redemption program designed to fund equity at levels necessary to meet expected on-going requirements.

DOE Spent Fuel Litigation

In the Nuclear Waste Policy Act of 1982, Congress provided for the United States Department of Energy (DOE) to dispose of spent nuclear fuel and other high-level waste (hereinafter Nuclear Waste) from nuclear generating plants.  In 1983, Connecticut Yankee and the DOE entered into a standard disposal contract mandated by the Act which required the DOE to begin disposing of Connecticut Yankee’s Nuclear Waste by the end of January 1998.

In 1998, Connecticut Yankee filed claims in the United States Court of Federal Claims seeking damages resulting from the breach of the 1983 contracts by the DOE.  In November 1998, the Court ruled that the DOE had breached the contracts and was liable for damages, but left the amount of damages to be determined after a trial on the evidence.  In October 2006, the Court issued judgment for Connecticut Yankee in the amount of $34.2 million for its spent-fuel-related costs through 2001, ruling in favor of Connecticut Yankee on substantially all of the major issues.  UI’s 9.5% ownership share would result in a payment of approximately $3.2 million which, if awarded, would be refunded to customers.  In August 2008, the United States Court of Appeals for the Federal Circuit vacated the lower court's $34.2 million damage award, and remanded the case for a re-calculation of damages.  UI cannot determine what damages the court will now award, but expects that when the court applies the rates as ordered by this ruling, the damage award will be comparable to the prior award.

In December 2007, Connecticut Yankee filed a second set of complaints against the government seeking unspecified damages incurred since January 1, 2002 for the DOE’s failure to remove Connecticut Yankee’s spent fuel.  In July 2009, Connecticut Yankee provided the government with a second set of damage claims totaling approximately $135 million for damages incurred from January 1, 2002 through December 31, 2008.  UI’s 9.5% ownership share would result in a payment of approximately $12.8 million which, if awarded, would be refunded to customers.  As an interim measure until the DOE complies with its contractual obligation to dispose of Connecticut Yankee’s spent fuel, Connecticut Yankee constructed an ISFSI, utilizing dry-cask storage, on the site of the Connecticut Yankee Unit and completed the transfer of its Nuclear Waste to the ISFSI in 2005.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Hydro-Quebec

UI is a participant in the Hydro-Quebec (HQ) transmission tie facility linking New England and Quebec, Canada.  UI has a 5.45% participating share in this facility, which has a maximum 2000-megawatt equivalent generation capacity value.  In April 1991, UI furnished a guarantee in the amount of $11.7 million, for its participating share of the debt financing for one phase of this facility.  The amount of this guarantee, which expires in August 2015, is reduced monthly, proportionate with principal paid on the underlying debt.  As of December 31, 2009, the amount of UI’s guarantee for this debt totaled approximately $1.7 million.

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

Middletown/Norwalk Transmission Project

During construction of the Middletown/Norwalk Transmission Project (the “Project”) in Bridgeport, Connecticut, UI encountered soil contaminated with Polychlorinated Biphenyls (PCBs).  UI stopped construction at the location, which was a road not owned by UI, and notified the CDEP.  At the CDEP’s request, UI determined the extent of the contamination on property within, and to some extent beyond, the limits of the Project. UI filed a remediation action plan (RAP) with the CDEP and the United States Environmental Protection Agency (EPA).  Remediation of the PCBs was completed in June 2008 at a cost of $2.9 million.  In accordance with a construction agreement between UI, Connecticut Light & Power and the Connecticut Department of Transportation (CDOT), CDOT will be reimbursing UI approximately $0.5 million of these costs.   The remaining $2.4 million was recovered through transmission rates and is reflected as such in UIL Holdings’ Consolidated Financial Statements.

Branford Landfill

In August 2009, UI received a demand letter from EPA for approximately $0.6 million to cover the cost of EPA’s remediation of the East Main Street Disposal Superfund Site.  UI has examined relevant documents in EPA’s possession and is continuing discussions with EPA regarding its claim.  UI cannot presently assess the potential financial impact, if any, of the EPA claim, beyond the amount identified in EPA’s demand letter to UI.

UI also received a letter in September 2007 (also addressed to Raytheon Corporation (Raytheon), successor to the building contractor for the New Haven Harbor Station facility, United Engineers and Constructors) in which the current property owner, Shoreline Trailer Court Mobile Homes, states its intent to file suit against UI and Raytheon under federal law for compensation relating to its remediation costs at the subject site which is adjacent to East Main Street Disposal Superfund Site noted above.  The owner claims to have remediated the site at a cost of $0.8 million and seeks compensation for that amount from UI and Raytheon.  After a preliminary investigation of the owner’s claims, UI informed the owner that it will not address the claims until the owner provides information supporting the claims.  UI has not received a response and, therefore, cannot presently assess the potential financial impact, if any, of this claim.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

A site on the Mill River in New Haven was conveyed by UI in 2000 to an unaffiliated entity, Quinnipiac Energy LLC (QE), reserving to UI permanent easements for the operation of its transmission facilities on the site.  At the time of the sale, a fund of approximately $1.9 million, an amount equal to the then-current estimate for remediation, was placed in escrow for purposes of bringing soil and groundwater on the site into compliance with applicable environmental laws.  Approximately $0.1 million of the escrow fund remains unexpended.  QE has since sold the property to Evergreen Power, LLC (Evergreen Power) and Asnat Realty LLC (Asnat).  UI is unaware of what agreement was reached between QE and Evergreen Power and Asnat regarding future environmental liability or what remediation activity remains to be undertaken at the site.  UI could be required by applicable environmental laws to finish remediating any subsurface contamination at the site if it is determined that QE and/or Evergreen Power and Asnat have not completed the appropriate environmental remediation at the site.  UI  has not updated remediation estimates to date, and does not have specific knowledge of any remediation work done, or remaining to be done, to date on behalf of QE or any subsequent owner.  In July 2008, Evergreen Power and Asnat submitted a claim to UI seeking compensation for environmental remediation on the property, including the existing building which remains on the site.   UIL Holdings cannot presently assess the potential financial impact, if any, of this claim.  As such, as of December 31, 2009, no liability related to this claim has been recorded.

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

Middletown/Norwalk Transmission Project (the Project)

In 2008, UI funded escrow accounts for certain retention amounts withheld by UI which will remain in place until the completion of the verification of fulfillment of contractor obligations.  As of December 31, 2009, the balance of these escrow accounts was $3.1 million.

The general contractor and two subcontractors responsible for civil construction work in connection with the installation of UI’s portion of the Middletown/Norwalk Transmission Project’s underground electric cable system has filed a lawsuit seeking payment for change order requests for approximately $34.5 million plus interest and costs.  UI has evaluated the change order requests and lawsuits and, in doing so, has retained the services of an independent third party to review the requests and supporting information.  UI intends to defend the litigation vigorously.  To the extent that any of the change order requests are valid, UI would seek recovery through its transmission revenue requirement.

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

Cross-Sound Cable Company, LLC

UIL Holdings and its subsidiary United Capital Investments, Inc. (UCI) continue to provide two guarantees, in original amounts of $2.5 million and $1.3 million, in support of guarantees by Hydro-Quebec (HQ), the former majority owner of Cross-Sound Cable LLC (an entity in which UCI held a minority interest until the sale of that interest in February 2006), to third parties in connection with the construction of the project.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The $2.5 million guarantee supports an HQ guarantee to the Long Island Power Authority to provide for damages in the event of a delay in the date of achieving commercial operation of the Cross-Sound cable.  UIL Holdings expects commercial operating status to be maintained and, accordingly, it has not recorded a liability related to this guarantee in its Consolidated Balance Sheet as of December 31, 2009.

The $1.3 million guarantee supports an agreement under which Cross-Sound is providing compensation to shell fishermen for their losses, including loss of income, incurred as a result of the installation of the cable.  The payments to the fishermen are being made over a 10-year period, ending October 2013, and the obligation under this guarantee reduces proportionately with each payment made. As of December 31, 2009, the remaining amount of the guarantee was $0.9 million.  UIL Holdings believes there is a low probability that it would be required to fund this guarantee and, as such, has not recorded a liability related to this guarantee in its Consolidated Balance Sheet as of December 31, 2009.

(K) FAIR VALUE OF FINANCIAL INSTRUMENTS

UIL Holdings adopted the accounting and disclosure guidance set forth in ASC 820 “Fair Value Measurements and Disclosures” on January 1, 2008 as it relates to  certain assets and liabilities, specifically derivative assets and liabilities related to contracts for differences, assets related to its deferred compensation plan, supplemental retirement benefit trust life insurance policies, and asset retirement obligations.  See Note (C), “Regulatory Proceedings” for additional disclosures related to ASC 820.

In 2009, UIL Holdings also implemented the disclosure guidance, required annually for fiscal years ending after December 15, 2009, about pension and other post-retirement benefits as required by ASC 715 “Compensation-Retirement Benefits”.  Such disclosures are not required for earlier periods that are presented for comparative purposes.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

The following tables set forth UIL Holdings’ financial assets and liabilities, other than pension benefits and OPEB, that were accounted for at fair value on a recurring basis as of December 31, 2009 and December 31, 2008.

	December 31, 2009

	Level 1	Level 2	Level 3	Total
	(In Thousands)

Assets:
Contracts for differences	$-	$-	$30,694	$30,694
Deferred Compensation Plan	3,367	-	-	3,367
Supplemental retirement benefit trust life insurance policies (Note G)	5,071	-	-	5,071
	$8,438	$-	$30,694	$39,132

Liabilities:
Contracts for differences	$-	$-	$162,093	$162,093

Net fair value assets/(liabilities), December 31, 2009	$8,438	$-	$(131,399)	$(122,961)

	December 31, 2008

	Level 1	Level 2	Level 3	Total
	(In Thousands)

Assets:
Contracts for differences	$-	$-	$8,649	$8,649
Deferred Compensation Plan	3,164	-	-	3,164
Supplemental retirement benefit trust life insurance policies (Note G)	3,954	-	-	3,954
	$7,118	$-	$8,649	$15,767
Liabilities:
Contracts for differences	$-	$-	$92,142	$92,142

Net fair value assets/(liabilities), December 31, 2008	$7,118	$-	$(83,493)	$(76,375)

The determination of fair value of the contracts for differences was based on a probability-based expected cash flow analysis that was discounted at the December 31, 2009 or December 31, 2008 risk-free interest rates, as applicable, and an adjustment for non-performance risk using credit default swap rates.  Certain management assumptions were required, including development of pricing that extended over the term of the contracts.  In addition, UIL performed an assessment of risks related to obtaining regulatory, legal and siting approvals, as well as obtaining financing resources and ultimately attaining commercial operation.   The DPUC has determined that changes in fair value associated with these contracts for differences are fully recoverable.  As a result, such changes have no impact on UIL Holdings’ net income.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

On February 7, 2010, an explosion occurred at the construction site of the nearly completed 620-megawatt plant being built by Kleen Energy Systems, LLC (“Kleen”), one of the four capacity resources selected by the DPUC to create new or incremental capacity resources as noted above.  As noted above, CL&P has executed CfDs with two of the selected projects, including the Kleen project.  The CfD with Kleen is subject to the sharing agreement between UI and CL&P whereby UI pays 20% of the costs and obtains 20% of the benefits of the contract.  The extent of damage and any resulting delay in the attainment of commercial operation is not now determinable, therefore, UI cannot presently assess the potential financial impact.  Based on information known to date, it appears to be reasonably likely that there will be a delay in Kleen's attainment of commercial operation, which could have a material impact in 2010 on the fair value of the related regulatory asset and derivative liability that existed on the Consolidated Balance Sheet as of December 31, 2009 which was based on a probability-based expected cash flow analysis that was discounted at the December 31, 2009 risk-free interest rate, and an adjustment for non-performance risk using credit default swap rates.  This event will not have an impact on UIL Holdings’ Consolidated Statement of Income.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The following tables set forth a reconciliation of changes in the fair value of the assets and liabilities above that are classified as Level 3 in the fair value hierarchy for the twelve month periods ended December 31, 2009 and 2008.  The increase in the net fair value of the net contracts for differences during the twelve month period ended December 31, 2009 is primarily due to an increase in the probability of one of the projects attaining commercial operation.

Year Ended
December 31, 2009
(In Thousands)

Net contracts for differences assets/(liabilities), December 31, 2008	$(83,493)
Unrealized gains and (losses), net	(47,906)
Purchases, issuances, and settlements	-
Transfers in and/or out of Level 3	-
Net contracts for differences assets/(liabilities), December 31, 2009	$(131,399)

Change in unrealized gains (losses), net relating to net contracts for differences assets/(liabilities), still held as of December 31, 2009	$(47,906)

Year Ended
December 31, 2008
(In Thousands)

Net contracts for differences assets/(liabilities), January 1, 2008	$(37,984)
Unrealized gains and (losses), net	(45,509)
Purchases, issuances, and settlements	-
Transfers in and/or out of Level 3	-
Net contracts for differences assets/(liabilities), December 31, 2008	$(83,493)

Change in unrealized gains (losses), net relating to net contracts for differences assets/(liabilities), still held as of December 31, 2008	$(45,509)

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The following table sets forth a reconciliation of changes in the net regulatory asset/(liability) balances that were established to recover any unrealized gains/(losses) associated with the contracts for differences for the years ended December 31, 2009 and 2008.  The amounts offset the net contract for differences liabilities detailed above.

Year Ended
December 31, 2009
(In Thousands)

Net regulatory assets/(liabilities), December 31, 2008	$83,493
Unrealized (gains) and losses, net	47,906
Net regulatory assets/(liabilities), December 31, 2009	$131,399

Year Ended
December 31, 2008
(In Thousands)

Net regulatory assets/(liabilities), January 1, 2008	$37,984
Unrealized (gains) and losses, net	45,509
Net regulatory assets/(liabilities), December 31, 2008	$83,493

The following tables set forth the fair values of UIL Holdings’ pension and OPEB assets that were accounted for at fair value on a recurring basis as of December 31, 2009.

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(In Thousands)

Pension assets (Note G)
Mutual funds	$227,832	$-	$-	$227,832
Hedge fund	-	-	3,476	3,476
	227,832	-	3,476	231,308
OPEB assets (Note G)
Mutual funds	22,194	-	-	22,194
	22,194	-	-	22,194

Fair value of plan assets, December 31, 2009	$250,026	$-	$3,476	$253,502

The determination of fair value of the Level 1 pension and OPEB assets was based on quoted prices, as of December 31, 2009, in the active markets for the various funds within which the assets are held.  The determination of fair value of the Level 3 pension assets was based on the Net Asset Value (NAV) provided by the managers of the underlying fund investments.  The NAV provided by the managers typically reflect the fair value of each underlying fund investment, including unrealized gains and losses.  Changes in the fair value of pension benefits and OPEB are accounted for in accordance with ASC 715 Compensation – Retirement Benefits as discussed in Note (G) Pension and Other Benefits.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The following tables set forth a reconciliation of changes in the fair value of the assets above that are classified as Level 3 in the fair value hierarchy for the twelve month periods ended December 31, 2009.

Year Ended
December 31, 2009
(In Thousands)

Pension assets-Level 3, January 1, 2009	$9,684
Unrealized gains and (losses), net	(416)
Realized gains and (losses), net	(1,380)
Purchases, sales, issuances, and settlements	(4,412)
Transfers in and/or out of Level 3	-
Pension assets-Level 3, December 31, 2009	$3,476

Change in unrealized gains (losses), net relating to pension assets still held as of December 31, 2009	$(416)

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(L) QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for 2009 and 2008 are set forth below:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
(In Thousands, Except Per Share Amounts)
2009
Operating Revenues	$235,509	$200,365	$255,212	$205,464
Operating Income from Continuing Operations	28,565	30,989	42,163	20,701
Continuing Operations	12,089	13,800	21,770	6,800
Discontinued Operations (Note N)	(47)	(31)	(30)	(34)
Net Earnings	$12,042	$13,769	$21,740	$6,766

Earnings Per Share of Common Stock – Basic: (1)
Continuing Operations	$0.48	$0.51	$0.73	$0.22
Discontinued Operations (Note N)	-	-	-	-
Net Earnings (Loss)	$0.48	$0.51	$0.73	$0.22

Earnings Per Share of Common Stock – Diluted: (2)
Continuing Operations	$0.47	$0.51	$0.73	$0.22
Discontinued Operations (Note N)	-	-	-	-
Net Earnings	$0.47	$0.51	$0.73	$0.22

2008
Operating Revenues	$234,624	$216,130	$278,717	$219,249
Operating Income from Continuing Operations	18,666	25,720	43,897	25,844
Continuing Operations	6,644	11,288	21,631	8,822
Discontinued Operations (Note N)	(57)	(17)	(93)	(70)
Net Earnings	$6,587	$11,271	$21,538	$8,752

Earnings Per Share of Common Stock – Basic: (1)
Continuing Operations	$0.26	0.45	$0.86	$0.36
Discontinued Operations (Note N)	-	$-	-	(0.01)
Net Earnings	$0.26	$0.45	$0.86	$0.35

Earnings Per Share of Common Stock – Diluted: (2)
Continuing Operations	$0.26	$0.44	$0.85	$0.35
Discontinued Operations (Note N)	-	-	-	(0.01)
Net Earnings	$0.26	$0.44	$0.85	$0.34

(1) Based on weighted average number of shares outstanding each quarter.
(2) Based on weighted average number of shares outstanding each quarter. Reflecting the effect of dilutive stock options, performance shares and restricted stock.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(M)  SEGMENT INFORMATION

UIL Holdings has two reporting segments related to UI: distribution of electricity and transmission of electricity.  Revenues from inter-segment transactions are not material.  All of UIL Holdings’ revenues are derived in the United States.  The following measures of segment profit and loss are utilized by management to make decisions about allocating resources to the segments and assessing performance.  The following table reconciles certain segment information with that provided in UIL Holdings’ Consolidated Financial Statements.  In the table, distribution includes all utility revenue and expenses except for transmission, which is provided in a separate column.  “Other” includes the information for the remainder of UIL Holdings’ non-utility activities and unallocated corporate costs, including minority interest investments and administrative costs.

(In Thousands)
	December 31, 2009
	UI
	Distribution	Transmission	Total UI	Other (1)	Total
Operating Revenues	$726,562	$169,119	$895,681	$869	$896,550
Purchased power	333,339	-	333,339	-	333,339
Operation and maintenance	195,894	29,027	224,921	682	225,603
Transmission wholesale	-	57,012	57,012	-	57,012
Depreciation and amortization	85,617	12,349	97,966	150	98,116
Taxes - other than income taxes	40,978	19,080	60,058	4	60,062
Operating Income (Loss)	70,734	51,651	122,385	33	122,418

Other Income and (Deductions), net	5,586	(33)	5,553	33	5,586

Interest Charges, net	24,592	11,699	36,291	4,109	40,400

Income (Loss) From Continuing Operations Before Income
Taxes and Equity Earnings	51,728	39,919	91,647	(4,043)	87,604
Income Taxes (Benefits)	20,106	14,627	34,733	(1,529)	33,204
Income (Loss) From Continuing Operations Before Equity Earnings	31,622	25,292	56,914	(2,514)	54,400
Income (Losses) from Equity Investments	59	-	59	-	59
Income (Loss) From Continuing Operations	31,681	25,292	56,973	(2,514)	54,459
Discontinued Operations, Net of Tax	-	-	-	(142)	(142)
Net Income (Loss)	$31,681	$25,292	$56,973	$(2,656)	$54,317

	UI (2)
	Distribution	Transmission	Total UI	Other (1) (3)	Total
Total Assets at December 31, 2009	$-	$-	$2,203,062	$18,698	$2,221,760

(1) Includes UIL Holdings Corporate and UIL Holdings' non-utility businesses.
(2) Information for segmenting total assets between Distribution and Transmission is not available. Total UI assets are disclosed in the Total UI column. Net plant in service is segregated by segment and, as of December 31, 2009, was $691.1 million and $461.8 million for Distribution and Transmission, respectively.
As of December 31, 2008, net plant in service was $629.1 million and $444.3 million for Distribution and Transmission, respectively
(3) Includes assets of discontinued operations held for sale.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(M) SEGMENT INFORMATION (Continued)
(In Thousands)
	December 31, 2008
	UI
	Distribution	Transmission	Total UI	Other (1)	Total
Operating Revenues	$812,960	$134,980	$947,940	$780	$948,720
Fuel and Energy	424,245	-	424,245	-	424,245
Operation and maintenance	188,214	23,373	211,587	1,034	212,621
Transmission wholesale	-	46,368	46,368	-	46,368
Depreciation and amortization	96,018	4,951	100,969	160	101,129
Taxes - other than income taxes	37,792	12,444	50,236	(6)	50,230
Operating Income (Loss)	66,691	47,844	114,535	(408)	114,127

Other Income and (Deductions), net	1,463	1,201	2,664	675	3,339

Interest Charges, net	19,956	10,000	29,956	4,196	34,152

Income (Loss) From Continuing Operations Before Income
Taxes and Equity Earnings	48,198	39,045	87,243	(3,929)	83,314
Income Taxes (Benefits)	20,579	15,369	35,948	(1,224)	34,724
Income (Loss) From Continuing Operations Before Equity Earnings	27,619	23,676	51,295	(2,705)	48,590
Income (Losses) from Equity Investments	(205)	-	(205)	-	(205)
Income (Loss) From Continuing Operations	27,414	23,676	51,090	(2,705)	48,385
Discontinued Operations, Net of Tax	-	-	-	(237)	(237)
Net Income (Loss)	$27,414	$23,676	$51,090	$(2,942)	$48,148

	UI (2)
	Distribution	Transmission	Total UI	Other (1) (3)	Total
Total Assets	$-	$-	$2,064,889	$18,297	$2,083,186

	December 31, 2007
	UI
	Distribution	Transmission	Total UI	Other (1)	Total
Operating Revenues	$893,731	$87,273	$981,004	$995	$981,999
Fuel and Energy	516,487	-	516,487	-	516,487
Operation and maintenance	187,171	18,861	206,032	1,553	207,585
Transmission wholesale	-	32,763	32,763	-	32,763
Depreciation and amortization	85,269	4,889	90,158	212	90,370
Taxes - other than income taxes	35,249	9,376	44,625	4	44,629
Operating Income (Loss)	69,555	21,384	90,939	(774)	90,165

Other Income and (Deductions), net	7,893	1,528	9,421	3,475	12,896

Interest Charges, net	17,628	4,599	22,227	4,319	26,546

Income (Loss) From Continuing Operations Before Income
Taxes and Equity Earnings	59,820	18,313	78,133	(1,618)	76,515
Income Taxes (Benefits)	25,236	5,685	30,921	(409)	30,512
Income (Loss) From Continuing Operations Before Equity Earnings	34,584	12,628	47,212	(1,209)	46,003
Income (Losses) from Equity Investments	690	-	690	-	690
Income (Loss) From Continuing Operations	35,274	12,628	47,902	(1,209)	46,693
Discontinued Operations, Net of Tax	-	-	-	(1,996)	(1,996)
Net Income (Loss)	$35,274	$12,628	$47,902	$(3,205)	$44,697

	UI (2)
	Distribution	Transmission	Total UI	Other (1) (3)	Total
Total Assets	$-	$-	$1,717,316	$58,518	$1,775,834

(1) Includes UIL Holdings Corporate and UIL Holdings' non-utility businesses.
(2) Information for segmenting total assets between Distribution and Transmission is not available. Total UI assets are disclosed in the Total UI column.
Net plant in service is segregated by segment and, as of December 31, 2008, was 629.1 million and $444.3 million for Distribution and Transmission, respectively.
As of December 31, 2007, net plant in service was $527.7 million and $350.4 million for Distribution and Transmission, respectively.
(3) Includes assets of discontinued operations held for sale.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(N) DISCONTINUED OPERATIONS

UIL Holdings substantially completed its sale of the business of its wholly-owned subsidiary Xcelecom, effective December 31, 2006, and in accordance with the provisions of ASC 360, the results of those Xcelecom businesses have been reported as discontinued operations in the accompanying Consolidated Statement of Income for the years ended December 31, 2009, 2008 and 2007, respectively, and as discontinued operations held for sale in the Consolidated Balance Sheet as of December 31, 2009 and 2008.  Certain Xcelecom businesses that did not meet the criteria of ASC 360 are reported in continuing operations.  A summary of the discontinued operations of Xcelecom follows:

	2009	2008	2007
	(In Thousands)

Net operating revenues	$-	$-	$-

Operating loss	$(250)	$(677)	$(1,923)

Loss before income taxes	$(250)	$(389)	$(3,389)
Income tax benefit	108	152	1,393
Loss from discontinued operations, net
of tax, excluding loss on sales of subsidiaries, net of tax	(142)	(237)	(1,996)
Loss on sale of subsidiaries, net of tax	-	-	-
Net loss from discontinued operations	$(142)	$(237)	$(1,996)

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

UIL Holdings is contingently liable to sureties on performance and payment bonds issued by those sureties, relating to construction projects entered into by Xcelecom and its former subsidiaries in the normal course of business.  Surety bonds remain outstanding on certain projects being completed by Xcelecom’s former companies.  As of December 31, 2009, sureties had issued bonds for the account of Xcelecom in the aggregate amount of approximately $16.5 million.  The expected remaining cost to complete for the projects covered by such surety bonds was approximately $0.1 million as of December 31, 2009.  Sureties have never been required to make payments on Xcelecom’s behalf under the bonds, and UIL Holdings believes that the buyers of Xcelecom’s former companies have every incentive to continue to perform their obligations on the construction projects and have adequate management and other resources to do so.  Accordingly, UIL Holdings concluded that it need not record a liability in connection with these obligations in its Consolidated Balance Sheet as of December 31, 2009.

UIL Holdings has the right to certain claims related to the sales of the Xcelecom businesses that are not included in the accompanying statement of financial position as of December 31, 2009 due to uncertainty surrounding realization of the claim.

The buyer of the former Xcelecom companies comprising its systems integration business signed a promissory note payable to Xcelecom or UIL Holdings in connection with the sale of that business, which totals $1.5 million as of December 31, 2009.  In June 2009, UIL Holdings was notified that the buyer was in default on its senior third party credit line, which prohibits it from making any subordinated debt payments, including payments under the promissory note.  UIL Holdings and the buyer have agreed to a replacement note which calls for principal payments beginning in July 2010 with full payment in September 2011.  The buyer is paying interest on a monthly basis.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of UIL Holdings Corporation:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under item 15(a) present fairly, in all material respects, the financial position of UIL Holdings Corporation (the Company) at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.   Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 17, 2010

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

UIL Holdings carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of UIL Holdings’ disclosure controls and procedures as of December 31, 2009.  As of December 31, 2009, UIL Holdings’ Chief Executive Officer and its Chief Financial Officer concluded that its disclosure controls and procedures were effective and provided reasonable assurance that the disclosure controls and procedures accomplished their objectives.

Changes in Internal Control Over Financial Reporting

There have been no changes in UIL Holdings’ internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, UIL Holdings’ internal control over financial reporting.

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

Management assessed the effectiveness of UIL Holdings’ internal control over financial reporting as of December 31, 2009.  Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management determined that, as of December 31, 2009, UIL Holdings maintained effective internal control over financial reporting.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item  9B. Other Information.

None

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information appearing under the captions “ELECTION OF DIRECTORS” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in UIL Holdings Corporation’s (UIL Holdings’) definitive Proxy Statement for the Annual Meeting of the Shareowners scheduled to be held on May 11, 2010, which Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about March 31, 2010, is incorporated by reference in partial answer to this item.  See also “EXECUTIVE OFFICERS,” following Part I, Item 4 herein.  The UIL Holdings Code of Ethics for the Chief Executive Officer, Presidents, and Senior Financial Officers is available on UIL Holdings’ website (www.uil.com), and is included as Exhibit 14 to this filing on Form 10-K.

Item 11.  Executive Compensation.

The information appearing under the captions  “COMPENSATION DISCUSSION AND ANALYSIS,” “SUMMARY COMPENSATION TABLE,” “GRANTS OF PLAN-BASED AWARDS,” “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END,” “OPTIONS EXERCISES AND STOCK VESTED,” “QUALIFIED AND SUPPLEMENTAL EXECUTIVE DEFINED BENEFIT RETIREMENT PLANS,” “NONQUALIFIED DEFERRED COMPENSATION,” “POSTRETIREMENT PAYMENTS AND BENEFITS UPON TERMINATION OR CHANGE IN CONTROLS,” “DIRECTORS’ COMPENSATION,” “COMPENSATION AND EXECUTIVE DEVELOPMENT COMMITTEE REPORT ON EXECUTIVE COMPENSATION,” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION,” in UIL Holdings’ definitive Proxy Statement for the Annual Meeting of the Shareowners scheduled to be held on May 11, 2010, which Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about March 31, 2010, is incorporated by reference in answer to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information appearing under the captions “PRINCIPAL SHAREOWNERS” and “STOCK OWNERSHIP OF DIRECTORS AND OFFICERS” in UIL Holdings’ definitive Proxy Statement for the Annual Meeting of the Shareowners scheduled to be held on May 11, 2010, which Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about March 31, 2010, is incorporated by reference in partial answer to this item.  The information appearing in Item 5, “Market for UIL Holdings’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Equity Compensation Plan Information,” is incorporated by reference in partial answer to this item.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

The information appearing under the captions “TRANSACTIONS WITH RELATED PERSONS,” and “ELECTION OF DIRECTORS – DIRECTORS’ INDEPENDENCE” in UIL Holdings’ definitive Proxy Statement for the Annual Meeting of the Shareowners scheduled to be held on May 11, 2010, which Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about March 31, 2010, is incorporated by reference in answer to this item.

Item 14.  Principal Accounting Fees and Services.

The information appearing under the caption “BOARD OF DIRECTORS REPORT OF THE AUDIT COMMITTEE” in UIL Holdings’ definitive Proxy Statement for the Annual Meeting of the Shareowners scheduled to be held on May 11, 2009, which Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about March 31, 2009, is incorporated by reference in answer to this item.

Part IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) The following documents are filed as a part of this report:

Financial Statements (see Item 8):

Consolidated Statement of Income for the years ended December 31, 2009, 2008 and 2007

Consolidated Statement of Comprehensive Income for the years ended December 31, 2009, 2008 and 2007

Consolidated Statement of Cash Flows for the years ended December 31, 2009, 2008 and 2007

Consolidated Balance Sheet, December 31, 2009 and 2008

Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

Report of independent registered public accounting firm

Financial Statement Schedule (see S-1)

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2009, 2008 and 2007

(b)               Exhibits:

Pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, certain of the following listed exhibits, which are annexed as exhibits to previous statements and reports filed by UIL Holdings Corporation (Commission File Number 1-15052) (UIL) and/or The United Illuminating Company (Commission File Number 1-6788) (UI), are hereby incorporated by reference as exhibits to this report.  Such statements and reports are identified by reference numbers as follows:

(1)	Filed with UI and UIL Quarterly Report (Form 10-Q) for fiscal quarter ended September 30, 2000.
(2)	Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended June 30, 2002.
(3)	Filed with UI Registration Statement No. 33-40169, effective August 12, 1991.
(4)	Filed with UI Registration Statement No. 2-57275, effective October 19, 1976.
(5)	Filed with UI Annual Report (Form 10-K) for fiscal year ended December 31, 1995.
(6)	Filed with UI Annual Report (Form 10-K) for fiscal year ended December 31, 1996.
(7)	Filed with UI Registration Statement No. 2-60849, effective July 24, 1978.
(8)	Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended September 30, 2002.
(9)	Filed with UI Annual Report (Form 10-K) for fiscal year ended December 31, 2000.
(10)	Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended March 31, 2003.
(11)	Filed with UI Annual Report (Form 10-K) for fiscal year ended December 31, 2003.
(12)	Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended March 31, 2004.
(13)	Filed with UIL Current Report (Form 8-K) dated July 8, 2005.
(14)	Filed with UIL Current Report (Form 8-K) dated January 10, 2006.
(15)	Filed with UIL Current Report (Form 8-K) dated July 25, 2005.
(16)	Filed with UIL Annual Report (Form 10-K) for fiscal year ended December 31, 2004.
(17)	Filed with UIL Current Report (Form 8-K) dated September 26, 2005.
(18)	Filed with UIL Current Report (Form 8-K) dated November 28, 2005.
(19)	Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended March 31, 2006.
(20)	Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended June 30, 2006.
(21)	Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended September 30, 2006.
(22)	Filed with UIL Annual Report (Form 10-K) for fiscal year ended December 31, 2006.
(23)	Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended March 31, 2007.
(24)	Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended June 30, 2007.
(25)	Filed with UIL Annual Report (Form 10-K) for fiscal year ended December 31, 2007.
(26)	Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended June 30, 2008.
(27)	Filed with UIL Current Report (Form 8-K) dated August 1, 2008.
(28)	Filed with UIL Quarterly Report (Form 10-Q) for fiscal quarter ended June 30, 2009.

Exhibit Table Item No.	Exhibit No.	Reference No.	Description
(2)	2.1	(19)
Restated Purchase Agreement by and among TransEnergie HQ, Inc., TransEnergie U.S. Ltd., United Capital Investments, Inc., Cross-Sound Cable Company, LLC, BBI CSC LLC, Babcock & Brown Infrastructure Limited, Babcock & Brown Investor Services Ltd., Hydro-Quebec, and United Resources, Inc., dated February 14, 2006.

(2)	2.1(a)	(19)
Amendment No. 1 to Restated Purchase Agreement by and among TransEnergie HQ, Inc., TransEnergie U.S. Ltd., United Capital Investments, Inc., Cross-Sound Cable Company, LLC, BBI CSC LLC, Babcock & Brown Infrastructure Limited, Babcock & Brown Investor Services Ltd., Hydro-Quebec, and United Resources, Inc., dated February 22, 2006.

(2)	2.1(b)	(19)
Amendment No. 2 to Restated Purchase Agreement by and among TransEnergie HQ, Inc., TransEnergie U.S. Ltd., United Capital Investments, Inc., Cross-Sound Cable Company, LLC, BBI CSC LLC, Babcock & Brown Infrastructure Limited, Babcock & Brown Investor Services Ltd., Hydro-Quebec, and United Resources, Inc., dated February 24, 2006.

(2)	2.2	(19)
Settlement Agreement and Release by and among United Bridgeport Energy, Inc., Duke Bridgeport Energy, LLC, UIL Holdings Corporation, Duke Capital, LLC, Bridgeport Energy LLC, and NC Development and Design Company, LLC, dated January 31, 2006.

(2)	2.3	(21)
Stock Purchase Agreement by and among UIL Holdings Corporation, Xcelecom, Inc. and NWN Corporation for all of the outstanding stock of 4Front Systems, Inc., The Datastore, Incorporated, and Datanet Services, Inc., dated August 29, 2006.

(2)	2.4	(22)
Securities Purchase Agreement by and among UIL Holdings Corporation, Xcelecom, Inc. and ODEC Holding Corporation for all of the outstanding stock of Orlando Diefenderfer Electrical Contractors, Inc., dated October 30, 2006.

(2)	2.5	(22)	Securities Purchase Agreement by and among UIL Holdings Corporation, Xcelecom, Inc. and TEI Acquisition Corporation for all of the outstanding stock of Terry’s Electric, Inc., dated November 30, 2006.
(2)	2.6	(22)
Securities Purchase Agreement by and among UIL Holdings Corporation, Xcelecom, Inc. and Allan Brite-Way Electrical Contractors, Inc., as a wholly owned subsidiary of SAIDS LLC, and SAIDS LLC for all of the outstanding  stock of Allan Brite-Way Electrical Contractors, Inc., dated December 29, 2006.

(2)	2.7	(22)
Securities Purchase Agreement by and among UIL Holdings Corporation, Xcelecom, Inc. and Phalcon LTD. for all of the outstanding stock and membership units of McPhee Electric LTD, LLC, JBL Electric, Inc. and JE Richards, Inc., dated December 29, 2006.

(3)	3.1	(24)	Certificate of Incorporation of UIL Holdings Corporation, as amended through May 11, 2007.
(3)	3.2	(28)	Bylaws of UIL Holdings Corporation as amended through April 27, 2009.
(4)	4.1	(3)	Indenture, dated as of August 1, 1991, from The United Illuminating Company to The Bank of New York, Trustee.
(4)	4.2	(27)	Note Purchase Agreement, dated July 29, 2008 for 6.46% Series A Senior Notes, 6.51% Series B Senior Notes, and 6.61% Series C Senior Notes.
(4)	4.3	(27)	Note Purchase Agreement, dated December 10, 2009 for 5.61% Senior Notes.
(10)	10.1	(4)	Stockholder Agreement, dated as of July 1, 1964, among the various stockholders of Connecticut Yankee Atomic Power Company, including The United Illuminating Company.
(10)	10.2a	(4)	Power Contract, dated as of July 1, 1964, between Connecticut Yankee Atomic Power Company and The United Illuminating Company.

Exhibit Table Item No.	Exhibit No.	Reference No.	Description
(10)	10.2b	(5)	Additional Power Contract, dated as of April 30, 1984, between Connecticut Yankee Atomic Power Company and The United Illuminating Company.
(10)	10.2c	(6)	1987 Supplementary Power Contract, dated as of April 1, 1987, supplementing Exhibits 10.2a and 10.2b.
(10)	10.2d	(6)	1996 Amendatory Agreement, dated as of December 4, 1996, amending Exhibits 10.2b and 10.2c.
(10)	10.2e	(6)	First Supplement to 1996 Amendatory Agreement, dated as of February 10, 1997, supplementing Exhibit 10.2d.
(10)	10.3	(4)	Capital Funds Agreement, dated as of September 1, 1964, between Connecticut Yankee Atomic Power Company and The United Illuminating Company.
(10)	10.4	(7)	Capital Contributions Agreement, dated October 16, 1967, between The United Illuminating Company and Connecticut Yankee Atomic Power Company. (Exhibit
(10)	10.5	(11)	Amended and restated Transmission Line Agreement, dated May 15, 2003, between the State of Connecticut Department of Transportation and The United Illuminating Company
(10)	10.6	(8)	Agreement and Supplemental Agreement, effective June 9, 2002, between The United Illuminating Company and Local 470-1, Utility Workers Union of America, AFL-CIO.
(10)	10.7*	(13)	Employment Agreement, dated as of July 8, 2005, between The United Illuminating Company and Richard J. Nicholas.
(10)	10.7a*	(26)	First Amendment, dated August 4, 2008, to Employment Agreement, dated as of July 8, 2005, between The United Illuminating Company and Richard J. Nicholas.
(10)	10.8*	(13)	Performance Share Agreement for TSR Performance Shares, dated July 8, 2005, between UIL Holdings Corporation and Richard J. Nicholas.
(10)	10.9*	(17)	Stock Option Agreement, dated September 26, 2005, between UIL Holdings Corporation and Richard J. Nicholas.
(10)	10.10*	(14)	Employment Agreement, dated as of January 10, 2006, between UIL Holdings Corporation and James P. Torgerson.
(10)	10.10a*	(26)	First Amendment, dated August 4, 2008, to Employment Agreement, dated as of January 10, 2006, between UIL Holdings Corporation and James P. Torgerson.
(10)	10.11*	(10)	UIL Holdings Corporation 1999 Amended and Restated Stock Plan, as Amended and Restated effective March 24, 2003.
(10)	10.12a*	(15)	First Amendment to the UIL Holdings Corporation 1999 Amended and Restated Stock Plan, dated July 26, 2005.
(10)	10.12b*	(23)	Second Amendment to the UIL Holdings Corporation 1999 Amended and Restated Stock Plan, dated March 27, 2007.
(10)	10.12c*	(24)	Third Amendment to the UIL Holdings Corporation 1999 Amended and Restated Stock Plan, dated December 23, 2007.
(10)	10.13*	(26)	Amended and restated UIL Holdings Corporation Change In Control Severance Plan dated August 4, 2008.
(10)	10.14*	(9)	Non-Employee Directors’ Common Stock and Deferred Compensation Plan of UIL Holdings Corporation, as amended through December 31, 2000.
(10)	10.15*	(1)	UIL Holdings Corporation Non-Employee Directors Change in Control Severance Plan.
(10)	10.16*	(20)	UIL Holdings Corporation Deferred Compensation Plan, as originally adopted effective January 27, 2003, reflecting amendments through March 24, 2003.
(10)	10.17a*	(18)	Second Amendment to the UIL Holdings Corporation Deferred Compensation Plan.
(10)	10.17b*	(23)	Third Amendment to the UIL Holdings Corporation Deferred Compensation Plan, dated March 27, 2007.
(10)	10.18*	(12)	UIL Holdings Corporation Senior Executive Incentive Compensation Program.
(10)	10.19*	(16)	UIL Holdings Corporation Executive Incentive Compensation Program

Exhibit Table Item No.	Exhibit No.	Reference No.	Description
(10)	10.19a*	(16)	First Amendment to UIL Holdings Corporation Executive Incentive Compensation Program
(10)	10.20*	(16)	Form of Annual Performance Share Agreement under the UIL Holdings Corporation 1999 Amended and Restated Stock Plan
(10)	10.21*	(23)	Employment Agreement, dated February 28, 2007, between UIL Holdings Corporation and Linda L. Randell.
(10)	10.21a*	(26)	First Amendment, dated August 4, 2008, to Employment Agreement, dated as of February 28, 2007, between UIL Holdings Corporation and Linda L. Randell.
(10)	10.22*	(25)	Employment Agreement, dated January 26, 2004, between The United Illuminating Company and Anthony J. Vallillo.
(10)	10.22a*	(25)	First Amendment, dated, November 18, 2004 to Employment Agreement, dated as of January 26, 2004, between The United Illuminating Company and Anthony J. Vallillo.
(10)	10.22b*	(25)	Second Amendment, dated, November 28, 2005 to Employment Agreement, dated as of January 26, 2004, between The United Illuminating Company and Anthony J. Vallillo.
(10)	10.22c*	(26)	Third Amendment, dated August 4, 2008, to Employment Agreement, dated as of January 26, 2004, between The United Illuminating Company and Anthony J. Vallillo.
(10)	10.23*	(25)	Employment Agreement, dated March 26, 2004, between The United Illuminating Company and Richard J. Reed.
(10)	10.23a*	(25)	First Amendment, dated, November 18, 2004 to Employment Agreement, dated as of March 26, 2004, between The United Illuminating Company and Richard J. Reed.
(10)	10.23b*	(26)	Second Amendment, dated August 4, 2008, to Employment Agreement, dated as of March 26, 2004, between The United Illuminating Company and Richard J. Reed.
(10)	10.24*	(25)	Employment Agreement, dated July 1, 2005, between The United Illuminating Company and Steven P. Favuzza.
(10)	10.25*	(26)	UIL Holdings Corporation 2008 Stock and Incentive Compensation Plan dated May 14, 2008
(10)	10.26*	(26)	The United Illuminating Company Deferred Compensation Plan Grandfathered Benefits Provisions dated August 4, 2008.
(10)	10.27*	(26)	The United Illuminating Company Deferred Compensation Plan Non-Grandfathered Benefits Provisions dated August 4, 2008.
(10)	10.28*	(26)	The United Illuminating Company Supplemental Executive Retirement Plan Grandfathered Benefits Provisions dated August 4, 2008.
(10)	10.29*	(26)	The United Illuminating Company Supplemental Executive Retirement Plan Non-Grandfathered Benefits Provisions dated August 4, 2008.
(14)	14	(21)	UIL Holdings Corporation Code of Ethics for the Chief Executive Officer, Presidents, and Senior Financial Officers. (Exhibit 14)
(23)	23		Consent of Independent Registered Public Accounting Firm
(31)	31.1		Certification of Periodic Financial Report.
(31)	31.2		Certification of Periodic Financial Report.
(32)	32		Certification of Periodic Financial Report.
______________________
*      Management contract or compensatory plan or arrangement.
**	UIL Holdings agrees to furnish a supplementary copy of any omitted schedules to this Agreement to the Securities and Exchange Commission upon request.

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

UIL HOLDINGS CORPORATION

Date: February 17, 2010	By	/s/ James P. Torgerson
James P. Torgerson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James P. Torgerson	Director, President and Chief Executive Officer	February 17, 2010
(James P. Torgerson) (Principal Executive Officer)

/s/ Richard J. Nicholas	Executive Vice President and Chief Financial Officer	February 17, 2010
(Richard J. Nicholas)
(Principal Financial Officer)

/s/ Steven P. Favuzza	Vice President and Controller	February 17, 2010
(Steven P. Favuzza)
(Principal Accounting Officer)

/s/ F. Patrick McFadden, Jr.	Director and Chairman	February 17, 2010
(F. Patrick McFadden, Jr.)

/s/ Betsy Henley-Cohn	Director	February 17, 2010
(Betsy Henley-Cohn)

/s/ James A. Thomas	Director	February 17, 2010
(James A. Thomas)

/s/ John L. Lahey	Director	February 17, 2010
(John L. Lahey)

Signature	Title	Date

/s/ Marc C. Breslawsky	Director	February 17, 2010
(Marc C. Breslawsky)

/s/ Thelma R. Albright	Director	February 17, 2010
(Thelma R. Albright)

/s/ Arnold L. Chase	Director	February 17, 2010
(Arnold L. Chase)

/s/ Daniel J. Miglio	Director	February 17, 2010
(Daniel J. Miglio)

/s/ William F. Murdy	Director	February 17, 2010
(William F. Murdy)

/s/ Donald R. Shassian	Director	February 17, 2010
(Donald R. Shassian)

UIL Holdings Corporation
Schedule II - Valuation and Qualifying Accounts
For the Year Ended December 31, 2009, 2008 and 2007
(Thousands of Dollars)

Col. A.		Col. B.	Col. C		Col. D.		Col. E.
			Additions
		Balance at	Charged to	Charged to			Balance at
		Beginning	Costs and	Other			End
Classification		of Period	Expenses	Accounts	Deductions		of Period

RESERVE DEDUCTION FROM
ASSETS TO WHICH IT APPLIES:

Reserve for uncollectible
accounts (consolidated):
	2009	$4,500	$22,176	$-	$22,176	(A)	$4,500
	2008	$3,900	$22,150	$-	$21,550	(A)	$4,500
	2007	$2,600	$15,856	$-	$14,556	(A)	$3,900

(A) Accounts written off, net of recoveries

S-1