Form 10-Q
period 2010-03-31
UIL HOLDINGS CORP
filed 2010-05-03
CIK 1082510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

The number of shares outstanding of the issuer’s only class of common stock, as of April 29, 2010 was 29,982,905.

INDEX

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	40
Item 6.	Exhibits.	40
	SIGNATURES	41

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(In Thousands except per share amounts)
(Unaudited)
	Three Months Ended
	March 31,
	2010	2009

Operating Revenues (Note F)	$220,280	$235,509
Operating Expenses
Operation
Purchased power (Note F)	75,348	103,567
Operation and maintenance	51,621	52,507
Transmission wholesale	15,476	12,467
Depreciation and amortization (Note F)	27,251	23,987
Taxes - other than income taxes (Note F)	17,704	14,494
Total Operating Expenses	187,400	207,022
Operating Income	32,880	28,487

Other Income and (Deductions), net (Note F), (Note H)	4,056	1,471

Interest Charges, net
Interest on long-term debt	9,877	8,392
Other interest, net (Note F)	281	491
	10,158	8,883
Amortization of debt expense and redemption premiums	393	513
Total Interest Charges, net	10,551	9,396

Income Before Income Taxes and Equity Earnings	26,385	20,562

Income Taxes (Note E)	10,341	8,532

Income Before Equity Earnings	16,044	12,030
Income from Equity Investments	8	12
Net Income	$16,052	$12,042

Average Number of Common Shares Outstanding - Basic	30,013	25,188
Average Number of Common Shares Outstanding - Diluted	30,282	25,543

Earnings Per Share of Common Stock - Basic	$0.53	$0.48
Earnings Per Share of Common Stock - Diluted	$0.53	$0.47

Cash Dividends Declared per share of Common Stock	$0.432	$0.432

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET

ASSETS
(In Thousands)
(Unaudited)
	March 31,	December 31,
	2010	2009
Current Assets
Unrestricted cash and temporary cash investments	$11,413	$15,269
Restricted cash	1,338	3,695
Utility accounts receivable less allowance of $4,500 and $4,500, respectively	89,398	81,861
Other accounts receivable	13,979	11,980
Unbilled revenues	40,281	48,375
Current regulatory assets	48,066	59,040
Materials and supplies, at average cost	4,773	4,553
Deferred income taxes	4,827	4,410
Prepayments	7,696	3,891
Current portion of derivative assets (Note K)	3,304	2,738
Other current assets	955	882
Total Current Assets	226,030	236,694

Other investments	10,959	10,659

Property, Plant and Equipment at original cost
In service	1,421,301	1,408,811
Less, accumulated depreciation	389,902	379,951
	1,031,399	1,028,860
Construction work in progress	143,698	124,141
Net Property, Plant and Equipment	1,175,097	1,153,001

Regulatory Assets (future amounts due from customers through
the ratemaking process)	600,321	676,428

Deferred Charges and Other Assets
Unamortized debt issuance expenses	6,727	6,613
Related party note receivable (Note H)	114,423	107,773
Other long-term receivable	1,884	2,186
Derivative assets (Note K)	27,546	27,956
Other	422	450
Total Deferred Charges and Other Assets	151,002	144,978

Total Assets	$2,163,409	$2,221,760

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET

LIABILITIES AND CAPITALIZATION
(In Thousands)
(Unaudited)
	March 31,	December 31,
	2010	2009
Current Liabilities
Line of credit borrowings	$12,000	$-
Current portion of long-term debt	58,712	58,256
Accounts payable	69,994	90,470
Dividends payable	12,936	12,930
Accrued liabilities	35,552	41,740
Current regulatory liabilities	13,505	23,624
Interest accrued	7,870	8,774
Taxes accrued	28,700	4,718
Current portion of derivative liabilities (Note K)	3,627	2,822
Total Current Liabilities	242,896	243,334

Noncurrent Liabilities
Pension accrued	142,420	140,454
Connecticut Yankee contract obligation	20,081	20,694
Other post-retirement benefits accrued	48,052	47,302
Derivative liabilities (Note K)	96,263	159,271
Other	7,487	6,965
Total Noncurrent Liabilities	314,303	374,686

Deferred Income Taxes (future tax liabilities owed to taxing authorities)	270,150	273,558

Regulatory Liabilities (future amounts owed to customers through the ratemaking process)	81,803	82,457

Commitments and Contingencies (Note J)

Capitalization (Note B)
Long-term debt	675,457	673,549

Common Stock Equity
Common stock	423,133	422,008
Paid-in capital	15,243	14,859
Retained earnings	140,424	137,309
Net Common Stock Equity	578,800	574,176

Total Capitalization	1,254,257	1,247,725

Total Liabilities and Capitalization	$2,163,409	$2,221,760

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash Flows From Operating Activities
Net income	$16,052	$12,042
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,644	24,501
Deferred income taxes	(4,830)	1,471
Stock-based compensation expense (Note A)	1,279	1,297
Pension expense	6,018	8,136
Allowance for funds used during construction (AFUDC) - equity	(1,019)	(27)
Excess generation service charge	(10,434)	(5,254)
Deferred Transmission (income) expense	5,398	(5,081)
Decoupling (income) expense	1,837	1,407
Other non-cash items, net	(624)	(5,880)
Changes in:
Accounts receivable, net	(9,341)	(975)
Unbilled revenues and other accounts receivable	8,093	7,121
Prepayments	(3,805)	(1,400)
Accounts payable	(7,019)	(10,938)
Interest accrued	(905)	964
Taxes accrued	23,982	5,184
Accrued liabilities	(6,506)	(337)
Other assets	30	(357)
Other liabilities	273	86
Total Adjustments	30,071	19,918
Net Cash provided by Operating Activities	46,123	31,960

Cash Flows from Investing Activities
Related party note receivable (Note H)	(6,650)	(8,500)
Plant expenditures including AFUDC debt	(46,703)	(31,641)
Changes in restricted cash	2,357	(185)
Net Cash (used in) Investing Activities	(50,996)	(40,326)

Cash Flows from Financing Activities
Issuances of long-term debt	6,650	25,000
Payments on long-term debt	(4,286)	(4,286)
Line of credit borrowings (repayments)	12,000	17,000
Payment of common stock dividend	(12,930)	(10,903)
Other	(417)	(631)
Net Cash provided by Financing Activities	1,017	26,180

Unrestricted Cash and Temporary Cash Investments:
Net change for the period	(3,856)	17,814
Balance at beginning of period	15,269	7,730
Balance at end of period	$11,413	$25,544

Non-cash investing activity:
Plant expenditures included in ending accounts payable	$17,036	$19,886

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

(A)  STATEMENT OF ACCOUNTING POLICIES

Basis of Presentation

The primary business of UIL Holdings Corporation (UIL Holdings) is ownership of its operating regulated utility.  The utility business consists of the electric transmission and distribution operations of The United Illuminating Company (UI).  UI is also a 50-50 joint venturer with NRG Energy, Inc. (NRG) in GenConn Energy LLC (GenConn), which is building new peaking generation plants chosen by the Connecticut Department of Public Utility Control (DPUC).  UIL Holdings is headquartered in New Haven, Connecticut, where its senior management maintains offices and is responsible for overall planning, operating and financial functions.  UIL Holdings’ Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in UIL Holdings’ Annual Report on Form 10-K for the year ended December 31, 2009.  Such notes are supplemented below.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).  Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted in accordance with Securities and Exchange Commission (SEC) rules and regulations.  UIL Holdings believes that the disclosures made are adequate to make the information presented not misleading.  The information presented in the consolidated financial statements reflects all adjustments which, in the opinion of UIL Holdings, are necessary for a fair statement of the financial position and results of operations for the interim periods described herein.  All such adjustments are of a normal and recurring nature.  The results for the three months ended March 31, 2010 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2010.

Certain amounts reported in the Consolidated Statement of Income, Consolidated Balance Sheet and the operating section of the Consolidated Statement of Cash Flows in previous periods have been reclassified to conform to the current presentation.  The reclassifications in the Consolidated Statement of Income and Consolidated Balance Sheet relate primarily to the reclass of amounts related to Xcelecom from discontinued operations to continuing.

Earnings per Share

The components of basic and diluted EPS for common shares under the two-class method for each of the three months ended March 31:

	2010	2009
Numerator:
Net income	$16,052	$12,042
Less: Net income allocated to unvested units	65	52
Net income attributable to common shareowners	$15,987	$11,990

Denominator:
Basic average number of shares outstanding	30,013	25,188
Effect of dilutive securities	269	355
Diluted average number of shares outstanding	30,282	25,543

Earnings per share:
Basic	$0.53	$0.48
Diluted	$0.53	$0.47

(1) Reflecting the effect of dilutive stock options, performance shares and restricted stock.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

As of March 31, 2010, options to purchase 98,413 shares of common stock were outstanding but not included in the three-month computation of diluted earnings per share, because the options’ exercise prices were greater than the average market price of the common shares during the three months ended March 31, 2010.  Options to purchase 359,152 shares of common stock were outstanding as of March 31, 2009 but not included in the three-month computation of diluted earnings per share, because the options’ exercise prices were greater than the average market price of the common shares during the three months ended March 31, 2009.

Stock-Based Compensation

Certain members of management have the opportunity to earn a pre-determined number of performance shares, the number of which is predicated upon the achievement of various pre-defined performance measures.  These performance shares were issued under the UIL Holdings 1999 Amended and Restated Stock Plan prior to 2009 and are now issued under the UIL Holdings 2008 Stock and Incentive Compensation Plan (the 2008 Stock Plan).  These performance shares vest at the end of the three-year cycle with the actual issuance of UIL Holdings’ common stock in respect of such performance shares following the end of each three-year cycle.  A new three-year cycle begins in January of each year.

UIL Holdings records compensation expense for these performance shares ratably over the three-year period, except in the case of retirement-eligible employees, for whom compensation expense is immediately recognized in accordance with ASC 718 “Compensation-Stock Compensation”, based on the value of the expected payout at the end of each year relative to the performance measures achieved.  An additional $0.6 million of compensation expense was recorded in the first quarter of 2010 with respect to retirement-eligible employees based on the application of ASC 718 retirement-eligible provisions.

A target amount of 89,360 performance shares was granted in March 2010; the average of the high and low market price on the date of grant was $28.24 per share.  In March 2010, upon the vesting of performance shares previously granted, 15,414 shares were issued to members of management and receipt of 19,991 shares was deferred as stock units.  The number of shares issued and deferred reflects the personal income tax elections of the applicable employees.

In March 2010, UIL Holdings granted a total of 2,789 shares of restricted stock to its President and Chief Executive Officer (CEO), James P. Torgerson, under the 2008 Stock Plan and in accordance with his employment agreement; the average of the high and low market price on the date of grant was $28.24 per share.  Compensation expense for this restricted stock is recorded ratably over the five-year vesting period for such restricted stock.

In March 2010, UIL Holdings granted a total of 31,076 shares of restricted stock to non-executive directors under the 2008 Stock Plan; the average of the high and low market price on the date of grant was $28.24 per share.  Compensation expense for this restricted stock is recorded ratably over the three-year vesting period for such restricted stock, except in the case of directors that will reach the mandatory retirement age of 72 prior to the end of the three year vesting period, for whom compensation expense is recognized ratably over the remaining service period in accordance with ASC 718 Compensation-Stock Compensation, based on the value of the expected payout at the end of each year.  In March 2010, 20,307 shares of previously-granted restricted stock grants to directors vested, of which 11,487 shares were issued to directors who had not elected to have their vested shares deferred as stock units.

Total stock-based compensation expense was $1.3 million for each of the three month periods ended March 31, 2010 and 2009.

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

UIL Holdings’ policy is to recognize interest accrued and penalties associated with uncertain tax positions as a component of operating expense.  During the periods ended March 31, 2010 and 2009, no interest or penalties associated with uncertain tax positions were recognized and as of March 31, 2010 and December 31, 2009, no accrued interest or penalties are reflected in the Consolidated Balance Sheet.

Regulatory Accounting

UIL Holdings’ regulatory assets and liabilities as of March 31, 2010 and December 31, 2009 included the following:

	Remaining	March 31,	December 31,
	Period	2010	2009
		(In Thousands)
Regulatory Assets:
Nuclear plant investments – above market	(a)	$308,722	$313,833
Income taxes due principally to book-tax differences	(b)	37,640	36,635
Connecticut Yankee	6 years	20,081	20,695
Unamortized redemption costs	12 to 24 years	14,310	14,510
Stranded cost recovery	(a)	942	7,874
Pension and other post-retirement benefit plans	(c)	165,010	169,234
Contracts for differences	(d)	75,274	137,730
Deferred pension and post-retirement expense	(f)	8,618	10,232
Distribution retail revenue decoupling	(g)	3,449	5,286
Other	(b)	14,341	19,439
Total regulatory assets		648,387	735,468
Less current portion of regulatory assets		48,066	59,040
Regulatory Assets, Net		$600,321	$676,428

Regulatory Liabilities:
Accumulated deferred investment tax credits	33 years	$5,014	$5,051
Deferred gain on sale of property	(a)	37,798	37,798
Middletown/Norwalk local transmission network service collections	41 years	23,551	23,695
Pension and other post-retirement benefit plans		524	-
Excess generation service charge	(e)	9,072	19,506
Asset removal costs	(b)	1,899	1,993
Other	(b)	17,450	18,038
Total regulatory liabilities		95,308	106,081
Less current portion of regulatory liabilities		13,505	23,624
Regulatory Liabilities, Net		$81,803	$82,457

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
(f) Regulatory asset established for $10.2 million of 2009 pension and OPEB expense which will be recovered in the 2010 rate year.
(g) Regulatory asset or liability relating to revenue decoupling; proposed recovery treatment of 2009 decoupling is pending at the DPUC; timing of recovery of 2010 decoupling is to be addressed by DPUC in future proceedings.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

New Accounting Standards

In January 2010, the FASB issued updated guidance to ASC 820 “Fair Value Measurements and Disclosures” which requires disclosure of transfers in and out of assets and liabilities that fall within Level 1 and 2 of the fair value hierarchy, as described in “Note K – Fair Value of Financial Instruments”, as well as the gross presentation of activities within the reconciliation of changes in the fair value of Level 3 assets and liabilities.  This guidance is effective in the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 reconciliation information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years.  These requirements impact footnote disclosures only.  Because UIL Holdings does not currently have any Level 2 assets or liabilities, implementation of the transfer activity disclosure did not have an impact on UIL Holdings’ consolidated financial statements.  The implementation of the reconciliation activity disclosure is not expected to have an impact on UIL Holdings’ consolidated financial statements.

In June 2009, the FASB issued updated guidance to ASC 810 “Consolidation” on the consolidation of variable interest entities (VIEs) which became effective as of January 1, 2010, for interim and annual reporting periods beginning in 2010.  In the first quarter of 2010, UIL Holdings implemented this new guidance which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE.  UIL Holdings does not currently consolidate any VIEs with which it is associated and therefore, implementation of this guidance did not have an impact on UIL Holdings’ Consolidated Balance Sheet, Consolidated Statement of Income or Consolidated Statement of Cash Flows.  As of March 31, 2010, UIL Holdings had identified Connecticut Yankee Atomic Power Company (Connecticut Yankee) and GenConn as VIEs, which were not subject to consolidation as UIL Holdings is not the primary beneficiary because it does not have a controlling financial interest, as defined in ASC 810, in either VIE.  For further discussion of GenConn, see Note (C) “Regulatory Proceedings – Generation.”  For further discussion of Connecticut Yankee, see Note (J) “Commitments and Contingencies.”

In December 2009, the FASB issued updated guidance to ASC 860 “Transfers and Servicing” which is effective for transfers of financial assets occurring in fiscal years beginning after November 15, 2009.  UIL Holdings has not been a party to any transfers of financial assets and, therefore, this statement did not have an impact on UIL Holdings’ Consolidated Balance Sheet, Consolidated Statement of Income or Consolidated Statement of Cash Flows.

(B)  CAPITALIZATION

Common Stock

UIL Holdings had 29,982,905 shares of its common stock, no par value, outstanding at March 31, 2010.

Long-Term Debt

On February 1, 2010, $27.5 million of tax-exempt bonds were refunded with the proceeds from the issuance of $27.5 million of tax-exempt bonds on January 28, 2010, at a fixed interest rate of 4.5%, for a period of five years and five months.

In April 2009, UI closed on a bank financing in the amount of $121.5 million with a syndicate of banks (the Equity Bridge Loan or EBL), the proceeds of which will be used by UI to fund its commitments as a 50% owner of GenConn.  UI expects that GenConn will direct approximately $57 million of such amount to GenConn Devon LLC (GenConn Devon) and approximately $64.5 million to GenConn Middletown LLC (GenConn Middletown), each of which is a wholly owned subsidiary of GenConn, for use in the construction of peaking generation facilities by those entities.  UI will draw on this facility as needed to fund its commitments to GenConn as construction progresses.  UI does not have any further funding commitments to GenConn at this time and does not guarantee any of GenConn’s obligations.  Borrowings under this facility as of March 31, 2010 were $114.4 million.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

GenConn obtained project financing in April 2009 in a separate transaction that makes $243 million available to GenConn for construction and related activities, and $48 million available under a working capital facility (collectively, the Project Financing).  UI expects that those funds, together with the funds committed by UI and GenConn’s other 50% owner, NRG Energy, will be sufficient to allow GenConn to complete the construction of its planned peaking generation facilities.

The EBL must be repaid upon the earlier of its maturity date or the attainment of commercial operation, which is expected to be June 2010 for GenConn Devon and June 2011 for GenConn Middletown.  The maturity date of the loan is October 24, 2010, and may be extended to June 1, 2011, as long as on the date of extension, project construction is continuing and the Project Financing is not due and payable.

(C)  REGULATORY PROCEEDINGS

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

The 2009 Decisions also provided for the establishment of a regulatory asset to address the portion of the actual increase in pension and postretirement expense for 2009 and 2010 that was not included in rates.  For 2009, a $10.2 million regulatory asset was approved and established, for which full recovery in the 2010 rate year was subsequently approved by the DPUC; accordingly, it will be removed from rates effective February 4, 2011.  The DPUC also approved the 2010 cash recovery of $11.4 million for UI’s current estimate of 2010 pension and postretirement expense not previously included in rates.

On April 1, 2010, UI filed its ratemaking proposal and underlying decoupling analysis for the 2009 rate year ended February 3, 2010.  UI identified a net regulatory liability of approximately $0.5 million, which would be applied against the proposed decoupling adjustment for the 2010 rate year ending February 3, 2011.  The proposal seeks to net various regulatory adjustments against the 2009 rate year decoupling regulatory asset of $1.5 million resulting in an overall net regulatory liability.  The filing also requested the DPUC undertake the review of the decoupling pilot contemplated originally for the later part of 2010 in this proceeding to determine if the decoupling pilot will be extended beyond the 2010 rate year.  A schedule to review the calculations and the Company’s proposal has yet to be determined by the DPUC.

In December 2009, UI received a letter ruling approving rates effective January 1, 2010 incorporating the above mentioned distribution rate changes along with previously approved changes to the Generation Services Charges (GSC), Non-Bypassable Federally Mandated Congestion Charges (NBFMCC), transmission and system benefits charge, resulting in no change in the total rate for a residential Rate R customer with standard service generation.  Additionally, last resort service GSC rates have been approved for the period through June 30, 2010.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Approval for the Issuance of Debt

On March 15, 2010, UI filed an application with the DPUC requesting approval of the issuance of not more than $275 million principal amount of debt securities (the Proposed Notes) during 2010 through 2013.  The proceeds from the sales of the Proposed Notes may be used by UI for the following purposes:  (1) to finance capital expenditures; (2) to repay the EBL, the proceeds of which are being used to finance UI’s 50% share of the equity contribution in GenConn Energy LLC for the development and construction of the Devon and Middletown peaking generation plants; (3) funding UI’s pension plan; (4) to partially repay short-term borrowings that are incurred to temporarily fund the preceding needs; (5) to pay for issuance costs related to the Proposed Notes; and (6) for general corporate purposes.  On April 14, 2010 the DPUC approved UI’s application.

In February 2009, the DPUC approved an application filed by UI to afford UI additional flexibility to market outstanding tax-exempt bonds in the municipal bond market.  Specifically, UI requested approval to refund with the proceeds of the issuance of new bonds, without insurance, $25.0 million, $27.5 million and $64.5 million principal amount of tax-exempt bonds outstanding.  In December 2008, UI purchased $25.0 million principal amount of tax-exempt bonds, which were refunded with the proceeds from the issuance, without insurance, of $25.0 million tax-exempt bonds in March 2009.  On January 28, 2010, $27.5 million principal amount of a tax-exempt bonds were issued without insurance, the proceeds of which were used to refund $27.5 million principal amount of insured bonds on February 1, 2010.  UI plans to refund $64.5 million principal amount of tax-exempt bonds, for which the interest rate is periodically reset by auction, at such time and on such terms as municipal bond market conditions allow.

Generation

GenConn is a 50-50 joint venture of UI and NRG.  In 2008, the DPUC selected two projects proposed by GenConn to help address Connecticut’s growing need for more power generation during the heaviest load periods.

Two peaking generation projects, each with a nominal capacity of 200 megawatts (MW), are under construction at NRG’s existing Connecticut plant locations in Devon and Middletown.  GenConn’s Devon plant is scheduled to be in commercial operation by June 2010, and its Middletown plant is scheduled to be in commercial operation by June 2011.  GenConn recovers its costs under a contract for differences (CfD) agreement which is cost of service based.  GenConn has signed CfDs for both projects with CL&P.  The cost of the contracts will be paid by customers and will be subject to a cost-sharing agreement whereby approximately 20% of the cost is borne by UI customers and approximately 80% by CL&P customers.

GenConn filed a rate case request with the DPUC in December 2009, seeking approval of 2010 revenue requirements for the period commencing June 1, 2010 for the GenConn Devon facility.  A DPUC decision regarding this request is expected in May 2010.  GenConn has bid the full capacity of the GenConn facility into the ISO New England, Inc. (ISO-NE) locational forward reserve market for the summer 2010 period (June 1, 2010 - September 30, 2010).  If one or more units are delayed and GenConn does not have the capacity of all GenConn units available as of June 1, it will be assessed ISO-NE penalties for the difference between the capacity bid and the capacity available.  GenConn has not determined whether to seek recovery under the contract for differences of these ISO-NE imposed costs, if such penalties are incurred; however management believes that UI’s share of any penalties imposed on GenConn would not materially impact UIL Holdings’ consolidated financial statements.

As a result of changed market conditions and updated cost information, GenConn project costs have increased over the proposal it originally submitted to the DPUC.  The increase was driven primarily by increased financing costs and the cost to build interconnection facilities at the Middletown site.  The DPUC has ruled that prudently incurred financing costs, interconnection costs and taxes will be recoverable and, therefore, GenConn expects to recover such costs in DPUC-approved future revenues.  The CfDs will provide for a true-up of revenue from the ISO New England Markets in which GenConn participates to DPUC approved revenue requirements.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Pension and Postretirement Expenses

In response to the Internal Revenue Service (IRS) mandated change in mortality tables utilized for certain Employee Retirement Income Security Act of 1974 (ERISA)-related liability calculations, effective January 1, 2007, the DPUC allowed regulatory treatment for the change in pension and postretirement expenses resulting from the use of the new mortality tables.  In the 2009 Decisions, the DPUC approved the recovery of these expenses over a four-year period beginning in 2009.  As of March 31, 2010, the remaining regulatory asset was approximately $2.9 million.

The 2009 Decisions also provide for the establishment of an annual regulatory asset to address a portion of the actual increase in pension and postretirement expense for each of 2009 and 2010.  During 2009, UI recorded a regulatory asset of approximately $10.2 million which will be recovered fully in the 2010 rate year.  As of March 31, 2010, the remaining annual pension regulatory asset was approximately $8.6 million.  Additionally, $11.4 million will be recovered in rates in the 2010 rate year for UI’s estimate of 2010 pension and postretirement expense.

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

UI has wholesale power supply agreements in place for the supply of all of UI’s standard service customers for all of 2010, 80% for 2011 and 20% for 2012.  Supplier of last resort service is procured on a quarterly basis.  UI determined that its contracts for standard service and supplier of last resort service are derivatives under ASC 815 “Derivatives and Hedging” and elected the “normal purchase, normal sale” exception under ASC 815 “Derivatives and Hedging”.  As such, UI regularly assesses the accounting treatment for its power supply contracts.  These wholesale power supply agreements contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt was to fall below investment grade.  In October 2009, Moody’s Investor Services (Moody’s) released its updated credit opinion for UI and maintained its Baa2 rating with a stable outlook.   In December 2009, Standard & Poors’ Investor Services (S&P) reinitiated coverage on UI and rated it BBB with a stable outlook.  UI’s credit rating would have to decline two ratings to fall below investment grade at either rating service.  If this were to occur, monthly amounts due and payable to the power suppliers would be accelerated to semi-monthly payments and UI would have to deliver collateral security in an amount equal to the receivables due to the sellers for the thirty day period immediately preceding the default notice.  If such a situation had been in effect as of March 31, 2010, UI would have had to post approximately $20.8 million in collateral.

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

Derivatives

Pursuant to Connecticut’s 2005 Energy Independence Act (EIA), the DPUC initiated a process to solicit bids to create new or incremental capacity resources in order to reduce federally mandated congestion charges, and selected four new capacity resources.  To facilitate the transactions between selected capacity resources and Connecticut

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

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

The DPUC has determined that costs associated with these CfDs will be recoverable by UI and CL&P, and in accordance with ASC 980 Regulated Operations, UI has deferred recognition of costs (a regulatory asset) or obligations (a regulatory liability).  The above contracts are derivatives and they, along with the contracts for standard service and supplier of last resort service discussed in the Power Supply Arrangement discussion above and the financial transmission rights (FTRs) discussed below, are the Company’s only derivative instruments.  The CfDs are marked-to-market in accordance with ASC 815.  For those CfDs signed by CL&P, UI records its approximate 20% portion of CL&P’s derivative, pursuant to the sharing agreement noted above.  As of March 31, 2010, UI has recorded a gross derivative asset of $30.8 million ($6.2 million related to its portion of CL&P’s derivative assets), a regulatory asset of $75.3 million, a gross derivative liability of $99.9 million ($69.1 million related to its portion of CL&P’s derivative liabilities) and a regulatory liability of $6.2 million in the accompanying Consolidated Balance Sheet.  See Note (K) “Fair Value of Financial Instruments” for additional CfD information.

UI purchases FTRs from the New England Independent System Operator, ISO-NE, to hedge congestion risk resulting from its standard service contracts.  The FTRs are derivatives and are marked-to-market in accordance with ASC 815.  As of March 31, 2010, the fair value of the FTRs was not material.

The unrealized gains and losses from mark-to-market adjustments to derivatives recorded in regulatory assets or regulatory liabilities for the three months ended March 31, 2010 and 2009 were as follows:
	Three Months Ended
	March 31,
	2010	2009
	(In Thousands)

Regulatory Assets - Derivative assets	$(62,456)	$13,355

Regulatory Liabilities - Derivative liabilities	$98	$(1,112)

The fair value of the gross derivative assets and liabilities as of March 31, 2010 and December 31, 2009 were as follows:
		March 31, 2010
	(In Thousands)

	Current Assets	Deferred Charges and Other Assets	Current Liabilities	Noncurrent Liabilities

Derivative assets/(liabilities), gross	$3,304	$27,546	3,627	$96,263

		December 31, 2009
	(In Thousands)

	Current Assets	Deferred Charges and Other Assets	Current Liabilities	Noncurrent Liabilities

Derivative assets/(liabilities), gross	$2,738	$27,956	$2,822	$159,271

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

On February 7, 2010, an explosion occurred at the construction site of the nearly completed 620-megawatt plant being built by Kleen Energy Systems, LLC (“Kleen”), one of the four capacity resources selected by the DPUC to create new or incremental capacity resources as noted above.  As noted above, CL&P has executed CfDs with two of the selected projects, including the Kleen project.  The CfD with Kleen is subject to the sharing agreement between UI and CL&P whereby UI pays 20% of the costs and obtains 20% of the benefits of the contract.  The extent of damage and any resulting delay in the attainment of commercial operation is currently under review, however, based on information known to date, it appears to be reasonably likely that, at a minimum, there will be a delay in Kleen's attainment of commercial operation.  As such, UIL Holdings adjusted the probability assumption input to the expected cash flow analysis, significantly reducing the fair value of the related regulatory asset and derivative liability on the Consolidated Balance Sheet as of December 31, 2009.  This change did not have an impact on UIL Holdings’ Consolidated Statement of Income.

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

ISO-NE and RTO-NE

ISO-NE, an independent, not-for-profit corporation, was approved by the FERC as the regional transmission organization for New England (RTO-NE) on February 1, 2005.  ISO-NE is responsible for the reliable operation of the region’s bulk electric power system and fair administration of the region’s wholesale electricity marketplace.  ISO-NE also is responsible for the management of the comprehensive bulk electric power system and wholesale markets’ planning processes that address the region's electricity needs.

Transmission Return on Equity (ROE)

In March 2008, the FERC issued an order on rehearing (Rehearing Order) establishing allowable ROEs for transmission projects of transmission owners in New England, including UI.  In the Rehearing Order, the FERC established the base-level ROE of 11.14% beginning in November 2006.  The Rehearing Order also confirmed a 50 basis point ROE adder on Pool Transmission Facilities (PTF) for participation in the RTO-NE and a 100 basis point ROE incentive for projects included in the ISO-NE Regional System Plan  that were completed and on line as of December 31, 2008.  The Middletown/Norwalk Transmission Project received this 100 basis point ROE adder.    For projects placed in service after December 31, 2008, incentives may be requested from the FERC, through a specific showing justifying the incentive, on a project-specific basis.

In May 2008, several public entities, including the DPUC (petitioners), filed a petition with the United States Court of Appeals for the District of Columbia Circuit (U.S. Court of Appeals) challenging the Rehearing Order.  In January 2010, the U.S. Court of Appeals issued a decision upholding the FERC order.  On March 15, 2010, the petitioners requested a rehearing by the full court of the Rehearing Order.  On April 12, 2010, U.S. Court of Appeals denied the petitioners request.

UI’s overall transmission ROE is determined by the mix of UI’s transmission rate base between new and existing transmission assets, and whether such assets are PTF or non-PTF.  UI’s transmission assets are primarily PTF.  For 2010, UI is estimating an overall allowed weighted-average ROE for its transmission business of 12.3% to 12.5%.
Middletown/Norwalk Transmission Project

In a May 2007 Order, the FERC approved rate incentives for the 345-kilovolt (kV) transmission line from Middletown, Connecticut to Norwalk, Connecticut (the Project).  The Project was allowed to include Construction Work In Progress (CWIP) expenditures in rate base.  For project costs incurred before August 8, 2005, the FERC

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

allowed UI to include 50% of CWIP expenditures in rate base, and for project costs incurred after August 8, 2005, the FERC allowed UI to include 100% of CWIP expenditures in rate base.  The FERC also accepted a 50 basis point adder which will be applied only to costs associated with advanced transmission technologies.

Certain parties requested rehearing of the FERC May 2007 order, but in January 2009, the FERC denied those requests.  Also, in January 2009, the DPUC and the Attorney General of Connecticut filed a petition with the U.S. Court of Appeals seeking judicial review of the FERC’s May 2007 and January 2009 orders.  On March 19, 2010, the U.S. Court of Appeals temporarily set aside this petition pending the outcome of the petition filed in the Rehearing Order described above.  UI is unable to predict the outcome of these appeals at this time.

(D)  SHORT-TERM CREDIT ARRANGEMENTS

UIL Holdings has a money market loan arrangement with JPMorgan Chase Bank.  This is an uncommitted short-term borrowing arrangement under which JPMorgan Chase Bank may make loans to UIL Holdings for fixed periods, depending on UIL Holdings’ credit rating, the Bank’s credit requirements, and conditions in the financial markets.  JPMorgan Securities, Inc. acts as an agent and sells the loans to investors.  As of March 31, 2010, UIL Holdings had no short-term borrowings outstanding under this arrangement.

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

As of March 31, 2010, UI had $7 million outstanding under the facility.  UIL Holdings had $5 million in short-term borrowings outstanding under the facility, as well as a standby letter of credit outstanding in the amount of $1 million that expired on January 31, 2010, but is expected to be automatically extended for one year periods from the expiration date (or any future expiration date), unless the issuer bank elects not to extend.  Available credit under this facility at March 31, 2010 for UI and UIL Holdings in the aggregate was $162 million.  UIL Holdings records borrowings under this facility as short-term debt, but the agreement has longer term commitments from banks allowing the Company to borrow and reborrow funds, at its option, to December 22, 2011, thus affording it flexibility in managing its working capital requirements.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(E) INCOME TAXES

	Three Months Ended
	March 31,
	2010	2009

Income tax expense consists of:
Income tax provisions (benefit):
Current
Federal	$12,626	$6,011
State	2,582	1,087
Total current	15,208	7,098
Deferred
Federal	(3,186)	1,843
State	(1,644)	(372)
Total deferred	(4,830)	1,471

Investment tax credits	(37)	(37)

Total income tax expense	$10,341	$8,532

Income tax components charged as follows:
Operating tax expense	$10,464	$9,433
Nonoperating tax benefit	(126)	(856)
Equity Investments tax expense (benefit)	3	(45)
Total income tax expense	$10,341	$8,532

The combined statutory federal and state income tax rates for UIL Holdings for the first quarter of 2010 and 2009 were 40.4% and 39.9%, respectively. The increase in the combined statutory federal and state income tax rate was due to legislation enacted in Connecticut in the third quarter of 2009 which imposed a 10% surcharge on the corporation business tax. This surcharge increased the statutory rate of Connecticut corporation business tax rate from 7.5% to 8.3%.

Differences in the treatment of certain transactions for book and tax purposes occur which cause the rate of UIL Holdings’ reported income tax expense to differ from the statutory tax rate described above.  The effective book income tax rate for the three months ended March 31, 2010 is 39.2% as compared to 41.5% for the three months ended March 31, 2009.  The decrease in the 2010 effective book income tax rate was due primarily to higher state income tax credits recorded in the 2010 period.

UIL Holdings and its subsidiaries are subject to the United States federal income tax statutes administered by the IRS.  UIL Holdings and its subsidiaries are also subject to the income tax statutes of the State of Connecticut and those of other states in which UIL Holdings’ subsidiaries have operated and transacted business in the past.  As of March 31, 2010, the tax years 2006, 2007, and 2008 remain open and subject to audit for Connecticut state income tax purposes.  As of March 31, 2010, the tax year 2008 is open and subject to audit for federal income tax purposes.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)
(F) SUPPLEMENTARY INFORMATION

	Three Months Ended
	March 31,
	2010	2009
	(In Thousands)
Operating Revenues
Retail	$186,820	$212,162
Wholesale	-	202
Other	33,460	23,145
Total Operating Revenues	$220,280	$235,509

Depreciation and Amortization
Utility property, plant, and equipment depreciation	$12,955	$12,023
Non-utility property, plant, and equipment depreciation	-	46
Total Depreciation	12,955	12,069
Amortization of nuclear plant regulatory assets (CTA)	12,044	11,650
Amortization of intangibles	10	9
Amortization of other regulatory assets	2,242	259
Total Amortization	14,296	11,918
Total Depreciation and Amortization	$27,251	$23,987

Taxes - Other than Income Taxes
Operating:
Connecticut gross earnings	$11,084	$8,746
Local real estate and personal property	4,547	3,818
Payroll taxes	2,073	1,930
Total Taxes - Other than Income Taxes	$17,704	$14,494

Other Income and (Deductions), net
Interest income	$995	$661
Allowance for funds used during construction	1,951	404
Conservation & Load Management incentive	284	289
Energy generation and load curtailment incentives	19	191
ISO load response, net	507	349
Miscellaneous other income and (deductions) - net	300	(423)
Total Other Income and (Deductions), net	$4,056	$1,471

Other Interest, net
Notes Payable	$26	399
Other	255	92
Total Other Interest, net	$281	$491

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

UI has a supplemental retirement benefit trust and through this trust purchased life insurance policies on certain officers of UI to fund the future liability under the non-qualified supplemental pension plan.  The cash surrender value of these policies is included in “Other Investments” on the Consolidated Balance Sheet and is marked-to-market.

The following tables represent the components of net periodic benefit cost for pension and other postretirement benefits (OPEB) for the three months ended March 31, 2010 and 2009:
	Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$1,780	$1,533	$340	$334
Interest cost	5,272	5,232	982	1,034
Expected return on plan assets	(4,767)	(4,278)	(438)	(410)
Amortization of:
Prior service costs	162	175	(26)	(25)
Transition obligation (asset)	-	-	265	265
Actuarial (gain) loss	3,078	3,606	488	671
Net periodic benefit cost (1)	$5,525	$6,268	$1,611	$1,869

(1) For the three month period ended March 31, 2009, UI recorded $1.5 million of pension expense and $0.3 million of OPEB expense as a regulatory asset.  These amounts were recorded as a regulatory asset to reflect the establishment of an annual regulatory asset, as approved by the DPUC, to address the actual increase in pension and post-retirement expense for 2009 (see Note (C), Regulatory Proceedings).

The following actuarial weighted-average assumptions were used in calculating net periodic benefit cost for the three months ended March 31, 2010 and 2009:
	Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009
Discount rate - Qualified Pension Benefits	5.85%	6.20%	N/A	N/A
Discount rate - Non-Qualified Pension Benefits	5.65%	6.10%	N/A	N/A
Discount rate - Other Post Retirement Benefits	N/A	N/A	5.80%	6.10%
Average wage increase	3.80%	3.80%	N/A	N/A
Return on plan assets	8.50%	8.50%	8.50%	8.50%
Composite health care trend rate (current year)	N/A	N/A	9.50%	10.00%
Composite health care trend rate (2019 forward)	N/A	N/A	5.00%	5.00%

N/A – not applicable

Asset values of funded pension and postretirement plans as of March 31, 2010 and December 31, 2009 were approximately $234.6 million and $231.3 million, respectively.  While there was no minimum required pension contribution for the 2009 plan year, UI currently expects to make total contributions of approximately $8 million in 2010 and $21 million in 2011, subject to proposals that are pending before the United States Congress and true-ups of actuarial data.

(H)  RELATED PARTY TRANSACTIONS

Arnold L. Chase, a Director of UIL Holdings since 1999, holds a beneficial interest in the building located at 157 Church Street, New Haven, Connecticut, where UI leases office space for its corporate headquarters.  UI’s lease payments for this office space totaled $2.7 million for each of the three month periods ended March 31, 2010 and 2009.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

GenConn, of which UI is a 50-50 joint-venturer, had signed a promissory note (the “Loan”) with UI under which UI advanced up to an aggregate principal amount of $48.5 million to fund GenConn’s construction and other cash needs until permanent financing was arranged.  In connection with the EBL obtained by UI and the Project Financing obtained by GenConn on April 27, 2009, all outstanding balances on the Loan were replaced by a new promissory note, the balance of which was $114.4 million as of March 31, 2010.  See “Note (B) – Capitalization – Long-Term Debt” for further discussion regarding the EBL.  Additionally, $0.9 million of interest income related to the promissory note is included in other income and (deductions), net in the accompanying Consolidated Statement of Income, which is fully offset by the interest expense incurred by UI under the EBL.

(J)  COMMITMENTS AND CONTINGENCIES

Connecticut Yankee Atomic Power Company

UI has a 9.5% stock ownership share in the Connecticut Yankee Atomic Power Company (Connecticut Yankee), the carrying value of which was $0.3 million as of March 31, 2010.  In 1996, the Board of Directors of Connecticut Yankee voted unanimously to retire the Connecticut Yankee nuclear plant (the Connecticut Yankee Unit) from commercial operation.  A settlement agreement approved by the FERC that became effective in 2000 allows Connecticut Yankee to collect, through the power contracts with the unit’s owners, the FERC-approved decommissioning costs, other costs associated with the permanent shutdown of the Connecticut Yankee Unit, the unrecovered investment in the Connecticut Yankee Unit, and a return on equity of 6%.  The decommissioning project was completed in 2007.  In October 2007, the Connecticut Department of Environmental Protection (CDEP) approved Connecticut Yankee’s application for a Stewardship Permit which states that all corrective action measures required at the Connecticut Yankee site pursuant to Connecticut law have been completed subject to post-remediation groundwater monitoring.  In November 2007, the Nuclear Regulatory Commission (NRC) issued a license reduction for the Connecticut Yankee site limiting it to the independent spent-fuel storage installation (ISFSI) (see DOE Spent Fuel Litigation below).

Connecticut Yankee updates the cost of its remaining decommissioning activity, which consists primarily of ground water monitoring and nuclear fuel storage, at least annually, and more often as needed, and provides UI with a projected recovery schedule depicting annual costs expected to be billed to UI, including a return on investment over the term of the projected recovery period.  The present value of these costs is calculated using UI’s weighted-average cost of capital and, after consideration of recoverability, recorded as a Connecticut Yankee Contract Obligation and a corresponding regulatory asset.  At March 31, 2010, UI has regulatory approval to recover in future rates (through the CTA) its $20.1 million regulatory asset for Connecticut Yankee over a term ending in 2015.

Stock Redemption

In September 2009, the Connecticut Yankee Board of Directors voted to redeem $6.0 million of Connecticut Yankee stock.  In October 2009, UI received $0.6 million in the redemption and its stock ownership share in Connecticut Yankee remains at 9.5%, because the redemption was done on a proportional basis.  The stock redemption continues a redemption program designed to fund equity at levels necessary to meet expected on-going requirements.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

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

Hydro-Quebec

UI is a participant in the Hydro-Quebec (HQ) transmission tie facility linking New England and Quebec, Canada.  UI has a 5.45% participating share in this facility, which has a maximum 2000-megawatt equivalent generation capacity value.  In April 1991, UI furnished a guarantee in the amount of $11.7 million, for its participating share of the debt financing for one phase of this facility.  The amount of this guarantee, which expires in August 2015, is reduced monthly, proportionate with principal paid on the underlying debt.  As of March 31, 2010, the amount of UI’s guarantee for this debt totaled approximately $1.6 million.

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

Middletown/Norwalk Transmission Project
During construction of the Middletown/Norwalk Transmission Project in Bridgeport, Connecticut, UI encountered soil contaminated with Polychlorinated Biphenyls (PCBs).  Remediation of the PCBs was completed in June 2008 at a cost of $2.9 million.  In accordance with a construction agreement between UI, Connecticut Light & Power and the Connecticut Department of Transportation (CDOT), CDOT will be reimbursing UI approximately $0.5 million of these costs.   The remaining $2.4 million was recovered through transmission rates and is reflected as such in UIL Holdings’ Consolidated Financial Statements.
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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

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

A site on the Mill River in New Haven was conveyed by UI in 2000 to an unaffiliated entity, Quinnipiac Energy LLC (QE), reserving to UI permanent easements for the operation of its transmission facilities on the site.  At the time of the sale, a fund of approximately $1.9 million, an amount equal to the then-current estimate for remediation, was placed in escrow for purposes of bringing soil and groundwater on the site into compliance with applicable environmental laws.  Approximately $0.1 million of the escrow fund remains unexpended.  QE has since sold the property to Evergreen Power, LLC (Evergreen Power) and Asnat Realty LLC (Asnat).  UI is unaware of what agreement was reached between QE and Evergreen Power and Asnat regarding future environmental liability or what remediation activity remains to be undertaken at the site.  UI could be required by applicable environmental laws to finish remediating any subsurface contamination at the site if it is determined that QE and/or Evergreen Power and Asnat have not completed the appropriate environmental remediation at the site.  UI  has not updated remediation estimates to date, and does not have specific knowledge of any remediation work done, or remaining to be done, to date on behalf of QE or any subsequent owner.  In July 2008, Evergreen Power and Asnat submitted a claim to UI seeking compensation for environmental remediation on the property, including the existing building which remains on the site.   UIL Holdings cannot presently assess the potential financial impact, if any, of this claim.  As such, as of March 31, 2010, no liability related to this claim has been recorded.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

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

Middletown/Norwalk Transmission Project (the Project)

The general contractor and two subcontractors responsible for civil construction work in connection with the installation of UI’s portion of the Middletown/Norwalk Transmission Project’s underground electric cable system have filed lawsuits seeking payment for change order requests for approximately $34.5 million, plus interest and costs.  UI has evaluated the change order requests and lawsuits and UI intends to defend the litigation.  To the extent that any of the change order requests are valid, UI would seek recovery through its transmission revenue requirement.

In 2008, UI funded escrow accounts for certain retention amounts withheld by UI which will remain in place until the completion of the verification of fulfillment of contractor obligations.  As of March 31, 2010, the balance of these escrow accounts was zero as all remaining withheld retention amounts were paid to the contractors during the first quarter of 2010.

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

The $2.5 million guarantee supports an HQ guarantee to the Long Island Power Authority to provide for damages in the event of a delay in the date of achieving commercial operation of the Cross-Sound cable.  UIL Holdings expects commercial operating status to be maintained and, accordingly, it has not recorded a liability related to this guarantee in its Consolidated Balance Sheet as of March 31, 2010.

The $1.3 million guarantee supports an agreement under which Cross-Sound is providing compensation to shell fishermen for their losses, including loss of income, incurred as a result of the installation of the cable.  The payments to the fishermen are being made over a 10-year period, ending October 2013, and the obligation under this

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

guarantee reduces proportionately with each payment made. As of March 31, 2010, the remaining amount of the guarantee was $0.9 million.  UIL Holdings believes there is a low probability that it would be required to fund this guarantee and, as such, has not recorded a liability related to this guarantee in its Consolidated Balance Sheet as of March 31, 2010.

Xcelecom

UIL Holdings also has exposure relating to its indemnification obligations to the buyers of the former Xcelecom companies under the agreements relating to the sales of those companies and to the sureties that have provided performance bonds to certain former Xcelecom companies related to projects bid or awarded prior to the sales of those companies.  As of March 31, 2010, sureties had issued bonds for the account of Xcelecom in the aggregate amount of approximately $4.8 million, but there are no remaining costs to complete the projects covered by such surety bonds as of March 31, 2010 and UIL Holdings does not expect to be required to make any payments to sureties.  As such, UIL Holdings has not recorded a liability in its Consolidated Balance Sheet as of March 31, 2010.

The buyer of the former Xcelecom companies comprising its systems integration business signed a promissory note payable to Xcelecom or UIL Holdings in connection with the sale of that business, which totals $1.5 million as of March 31, 2010.  The promissory note calls for principal payments beginning in July 2010 with full payment in September 2011.  The buyer is currently paying interest on a monthly basis.

(K) FAIR VALUE OF FINANCIAL INSTRUMENTS

UIL Holdings adopted the accounting and disclosure guidance set forth in ASC 820 “Fair Value Measurements and Disclosures” on January 1, 2008 as it relates to  certain assets and liabilities, specifically derivative assets and liabilities related to contracts for differences and FTRs, assets related to its deferred compensation plan,  and supplemental retirement benefit trust life insurance policies.  See Note (C), “Regulatory Proceedings” for additional disclosures related to ASC 820.

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

The following tables set forth, by level within the fair value hierarchy, UIL Holdings’ financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2010 and December 31, 2009.
	March 31, 2010

	Level 1	Level 2	Level 3	Total
	(In Thousands)

Assets:
Derivative assets	$-	$-	$30,850	$30,850
Deferred Compensation Plan	3,483	-	-	3,483
Supplemental retirement benefit trust life insurance policies (Note G)	5,257	-	-	5,257
	$8,740	$-	$30,850	$39,590

Liabilities:
Derivative liabilities	$-	$-	$99,890	$99,890

Net fair value assets/(liabilities), March 31, 2010	$8,740	$-	$(69,040)	$(60,300)

	December 31, 2009

	Level 1	Level 2	Level 3	Total
	(In Thousands)

Assets:
Derivative assets	$-	$-	$30,694	$30,694
Deferred Compensation Plan	3,367	-	-	3,367
Supplemental retirement benefit trust life insurance policies (Note G)	5,071	-	-	5,071
	$8,438	$-	$30,694	$39,132

Liabilities:
Derivative liabilities	$-	$-	$162,093	$162,093

Net fair value assets/(liabilities), December 31, 2009	$8,438	$-	$(131,399)	$(122,961)

The determination of fair value of the derivative assets and liabilities, which primarily consist of contracts for differences, was based on a probability-based expected cash flow analysis that was discounted at the March 31, 2010 or December 31, 2009 risk-free interest rates, as applicable, and an adjustment for non-performance risk using credit default swap rates.  Certain management assumptions were required, including development of pricing that extended over the term of the contracts.  In addition, UIL performed an assessment of risks related to obtaining regulatory, legal and siting approvals, as well as obtaining financing resources and ultimately attaining commercial operation.   The DPUC has determined that changes in fair value associated with the contracts for differences are fully recoverable.  As a result, such changes have no impact on UIL Holdings’ net income.

On February 7, 2010, an explosion occurred at the construction site of the nearly completed 620-megawatt plant being built by Kleen Energy Systems, LLC (“Kleen”), one of the four capacity resources selected by the DPUC to create new or incremental capacity resources as noted above.  CL&P has executed CfDs with two of the selected projects, including the Kleen project.  The CfD with Kleen is subject to the sharing agreement between UI and CL&P whereby UI pays 20% of the costs and obtains 20% of the benefits of the contract.  The extent of damage and any resulting delay in the attainment of commercial operation is currently under review, however, based on information known to date, it appears to be reasonably likely that, at a minimum, there will be a delay in Kleen's attainment of commercial operation.  As such, UIL Holdings adjusted the probability assumption input to the

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

expected cash flow analysis, significantly reducing the fair value of the related regulatory asset and derivative liability on the Consolidated Balance Sheet as of December 31, 2009.  This change did not have an impact on UIL Holdings’ Consolidated Statement of Income.

UI purchases FTRs from the New England Independent System Operator (ISO) to hedge congestion risk resulting from its standard service contracts.  The FTRs are derivatives and are marked-to-market in accordance with ASC 815.  As of March 31, 2010, the fair value of the FTRs was not material.

Under the UIL Deferred Compensation Plan (DCP), named executive officers and certain other executives may elect to defer certain elements of compensation.  Participants in the DCP are permitted to direct investments of their elective deferral accounts into ‘deemed’ investments consisting of non-publicly traded mutual funds available through variable insurance products, and Company common stock equivalents.  These investments, which are actively traded in sufficient frequency and volume to provide pricing information on an ongoing basis, are marked-to-market in accordance with ASC 815 based upon such pricing information.

The following tables set forth a reconciliation of changes in the fair value of the assets and liabilities above that are classified as Level 3 in the fair value hierarchy for the three month period ended March 31, 2010.  The reduction in the probability of Kleen’s attainment of commercial operation, as discussed above, resulted in the reduction of UI’s projected derivative liability relating to UI’s CfD with Kleen.  The reduction of this derivative liability was the primary reason for the increase in the net fair value of the net derivative assets/(liabilities) during the three month period ended March 31, 2010 .

Three Months Ended
March 31, 2010
(In Thousands)

Net derivative assets/(liabilities), December 31, 2009	$(131,399)
Unrealized gains and (losses), net	62,359
Purchases, issuances, and settlements	-
Transfers in and/or out of Level 3	-
Net derivative assets/(liabilities), March 31, 2010	$(69,040)

Change in unrealized gains (losses), net relating to net derivative assets/(liabilities), still held as of March 31, 2010	$62,359
The unrealized loss relating to net derivative assets/(liabilities) for the comparable prior year period, the three months ended March 31, 2009, was $12.2 million which was primarily due to an increase in the probability of one of the contract for differences projects attaining commercial operation.

The following table sets forth a reconciliation of changes in the net regulatory asset/(liability) balances that were established to recover any unrealized gains/(losses) associated with the derivative assets/(liabilities) for the three month period ended March 31, 2010.  The amounts offset the net derivative assets/(liabilities) detailed above.
Three Months Ended
March 31, 2010
(In Thousands)

Net regulatory assets/(liabilities), December 31, 2009	$131,399
Unrealized (gains) and losses, net	(62,359)
Net regulatory assets/(liabilities), March 31, 2010	$69,040

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

	Three months ended March 31, 2010
	(In Thousands)
	UI
	Distribution	Transmission	Total UI	Other (1)	Total
Operating Revenues	$175,090	$45,186	$220,276	$4	$220,280
Purchased power	75,348	-	75,348	-	75,348
Operation and maintenance	44,315	7,087	51,402	219	51,621
Transmission wholesale	-	15,476	15,476	-	15,476
Depreciation and amortization	24,069	3,172	27,241	10	27,251
Taxes - other than income taxes	11,436	6,268	17,704	-	17,704
Operating Income	19,922	13,183	33,105	(225)	32,880

Other Income and (Deductions), net	3,455	391	3,846	210	4,056

Interest Charges, net	6,658	2,937	9,595	956	10,551

Income Before Income Taxes and Equity Earnings	16,719	10,637	27,356	(971)	26,385
Income Taxes	6,800	3,917	10,717	(376)	10,341
Income Before Equity Earnings	9,919	6,720	16,639	(595)	16,044
Income (Loss) from Equity Investments	8	-	8	-	8
Net Income	$9,927	$6,720	$16,647	$(595)	$16,052

	Three months ended March 31, 2009
	(In Thousands)
	UI
	Distribution	Transmission	Total UI	Other (1)	Total
Operating Revenues	$196,707	$38,565	$235,272	$237	$235,509
Purchased power	103,567	-	103,567	-	103,567
Operation and maintenance	45,316	6,754	52,070	437	52,507
Transmission wholesale	-	12,467	12,467	-	12,467
Depreciation and amortization	20,983	2,948	23,931	56	23,987
Taxes - other than income taxes	10,540	3,951	14,491	3	14,494
Operating Income	16,301	12,445	28,746	(259)	28,487

Other Income and (Deductions), net	1,406	60	1,466	5	1,471

Interest Charges, net	5,534	2,738	8,272	1,124	9,396

Income Before Income Taxes and Equity Earnings	12,173	9,767	21,940	(1,378)	20,562
Income Taxes	5,399	3,665	9,064	(532)	8,532
Income Before Equity Earnings	6,774	6,102	12,876	(846)	12,030
Income (Loss) from Equity Investments	12	-	12	-	12
Net Income	$6,786	$6,102	$12,888	$(846)	$12,042

	UI (2)
	Distribution	Transmission	Total UI	Other (1)	Total
Total Assets at March 31, 2010	$-	$-	$2,149,511	$13,898	$2,163,409

Total Assets at December 31, 2009	$-	$-	$2,203,062	$18,698	$2,221,760

(1) Includes UIL Holdings Corporate and UIL Holdings' non-utility activities.
(2) Information for segmenting total assets between Distribution and Transmission is not available. Total UI assets are disclosed in the Total UI column.  Net plant in service is segregated by segment and, as of March 31, 2010, was $704.3 million and $470.7 million for Distribution and Transmission, respectively.  As of December 31, 2009, net plant in service was $691.1 million and $461.8 million for Distribution and Transmission, respectively.

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

The United Illuminating Company

UI is an electric transmission and distribution utility whose structure and operations are significantly affected by legislation and regulation.  UI’s rates and authorized return on equity are regulated by the Federal Energy Regulation Commission (FERC) and the Connecticut Department of Public Utility Control (DPUC).  Legislation and regulatory decisions implementing legislation establish a framework for UI’s operations.  Other factors affecting UI’s financial results are operational matters, such as the ability to control expenses, manage uncollectibles and capital expenditures, in addition to major weather disturbances.  Sales volume is not expected to have an impact on distribution earnings during the two-year decoupling pilot program established in the DPUC’s 2008 Rate Case final decision.  The extent to which sales volume will have an impact on UI’s financial results beyond the two-year decoupling trial period will depend upon the nature and extent of decoupling implemented by the DPUC after the expiration of the pilot period. UI expects to continue to make capital investments in its distribution and transmission infrastructure.

Generation

GenConn is a 50-50 joint venture of UI and NRG.  In 2008, the DPUC selected two projects proposed by GenConn to help address Connecticut’s growing need for more power generation during the heaviest load periods.

Two peaking generation projects, each with a nominal capacity of 200 megawatts (MW), are under construction at NRG’s existing Connecticut plant locations in Devon and Middletown.  GenConn’s Devon plant is scheduled to be in commercial operation by June 2010, and its Middletown plant is scheduled to be in commercial operation by June 2011.  GenConn recovers its costs under a contract for differences (CfD) agreement which is cost of service based.  GenConn has signed CfDs for both projects with CL&P.  The cost of the contracts will be paid by customers and will be subject to a cost-sharing agreement whereby approximately 20% of the cost is borne by UI customers and approximately 80% by CL&P customers.

GenConn filed a rate case request with the DPUC in December 2009, seeking approval of 2010 revenue requirements for the period commencing June 1, 2010 for the GenConn Devon facility.  A DPUC decision regarding this request is expected in May 2010.  GenConn has bid the full capacity of the GenConn facility into the ISO New England, Inc. (ISO-NE) locational forward reserve market for the summer 2010 period (June 1, 2010 - September 30, 2010).  If one or more units are delayed and GenConn does not have the capacity of all GenConn units available as of June 1, it will be assessed ISO-NE penalties for the difference between the capacity bid and the capacity available.  GenConn has not determined whether to seek recovery under the contract for differences of these ISO-NE imposed costs, if such penalties are incurred; however management believes that UI’s share of any penalties imposed on GenConn would not materially impact UIL Holdings’ consolidated financial statements.

As a result of changed market conditions and updated cost information, GenConn project costs have increased over the proposal it originally submitted to the DPUC.  The increase was driven primarily by increased financing costs and the cost to build interconnection facilities at the Middletown site.  The DPUC has ruled that prudently incurred financing costs, interconnection costs and taxes will be recoverable and, therefore, GenConn expects to recover such costs in DPUC-approved future revenues.  The CfDs will provide for a true-up of revenue from the ISO New England Markets in which GenConn participates to DPUC approved revenue requirements.

Derivatives

In accordance with FASB ASC 820 “Fair Value Measurements and Disclosures” (ASC 820), UIL Holdings applies fair value measurements to certain assets and liabilities, a portion of which fall into Level 3 of the fair value hierarchy defined by ASC 820 as pricing inputs that include significant inputs that are generally less observable from objective sources.  As of March 31, 2010, the assets and liabilities that are accounted for at fair value on a recurring basis as Level 3 instruments include contracts for differences and financial transmission rights (FTRs), which represent 77.9% of the total amount of assets, and 100% of the total amount of liabilities accounted for at fair value on a recurring basis.  The determination of fair value of the Level 3 instruments is based on a probability-based expected cash flow analysis that is discounted at risk-free interest rates and an adjustment for non-performance risk using credit default swap rates.  Certain management assumptions were made in this valuation process, including development of pricing that extended over the term of the contracts.  In addition, UIL performs an assessment of risks related to obtaining regulatory, legal and siting approvals, as well as obtaining financing resources and ultimately attaining commercial operation.  The DPUC has determined that costs associated with the contracts for differences are fully recoverable.  In addition, any unrealized gains/(losses) related to the FTRs are credited to or recoverable from customers through the GSC.  As a result, there is no impact on UIL Holdings’ net income as any unrealized gains/(losses) resulting from quarterly mark-to-market adjustments are offset by the establishment of regulatory assets/(liabilities) that have been recognized for the purpose of such recovery.

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

The 2009 Decisions also provided for the establishment of a regulatory asset to address the portion of the actual increase in pension and postretirement expense for 2009 and 2010 that was not included in rates.  For 2009, a $10.2 million regulatory asset was approved and established, for which full recovery in the 2010 rate year was subsequently approved by the DPUC; accordingly, it will be removed from rates effective February 4, 2011.  The DPUC also approved the 2010 cash recovery of $11.4 million for UI’s current estimate of 2010 pension and postretirement expense not previously included in rates.

On April 1, 2010, UI filed its ratemaking proposal and underlying decoupling analysis for the 2009 rate year ended February 3, 2010, identifying a net regulatory liability of approximately $0.5 million, which would be applied against the 2010 rate year ended February 3, 2011 decoupling adjustment under the Company’s proposal.  The proposal seeks to net various regulatory adjustments against the 2009 rate year decoupling regulatory asset of $1.5 million resulting in an overall net regulatory liability.  The filing also requested the DPUC undertake the review of the decoupling pilot contemplated originally for the later part of 2010 in this proceeding to determine if the decoupling pilot will be extended beyond the 2010 rate year.  A schedule to review the calculations and the Company’s proposal has yet to be determined by the DPUC.

In December 2009, UI received a letter ruling approving rates effective January 1, 2010 incorporating the above mentioned distribution rate changes along with previously approved changes to the Generation Services Charges (GSC), Non-Bypassable Federally Mandated Congestion Charges (NBFMCC), transmission and system benefits charge resulting in no change in the total rate for a residential Rate R customer with standard service generation.  Additionally, last resort service GSC rates have been approved for the period through June 30, 2010.

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

UI has wholesale power supply agreements in place for the supply of all of UI’s standard service customers for all of 2010, 80% for 2011 and 20% for 2012.  Supplier of last resort service is procured on a quarterly basis.  UI determined that its contracts for standard service and supplier of last resort service are derivatives under Accounting Standards Codification (ASC) 815 “Derivatives and Hedging” and elected the “normal purchase, normal sale” exception under ASC 815 “Derivatives and Hedging”.  As such, UI regularly assesses the accounting treatment for its power supply contracts.  These wholesale power supply agreements contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt was to fall below investment grade.  In October 2009, Moody’s Investor Services (Moody’s) released its updated credit opinion for UI and maintained its Baa2 rating with a stable outlook.   In December 2009, Standard & Poors’ Investor Services (S&P) reinitiated coverage on UI and rated it BBB with a stable outlook.  UI’s credit rating would have to decline two ratings to fall below investment grade at either rating service.  If this were to occur, monthly amounts due and payable to the power suppliers would be accelerated to semi-monthly payments and UI would have to deliver collateral security in an amount equal to the receivables due to the sellers for the thirty day period immediately preceding the default notice.  If such a situation had been in effect as of March 31, 2010, UI would have had to post approximately $20.8 million in collateral.

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

Competitive Transition Assessment (CTA)

UI’s CTA collection recovers costs that have been reasonably incurred, or will be incurred, to meet its public service obligations and that will likely not otherwise be recoverable in a competitive market.  These “stranded costs” include above-market long-term purchased power contract obligations, regulatory asset recovery and above-market investments in power plants.  A significant amount of UI’s earnings is generated by the authorized return on the equity portion of unamortized stranded costs in the CTA rate base.  UI’s after-tax earnings attributable to CTA for the months ended March 31, 2010 and 2009 were $1.5 million and $1.9 million, respectively. A significant portion of UI’s cash flow from operations is also generated from those earnings and from the recovery of the CTA rate base and other stranded costs.  Cash flow from operations related to CTA amounted to $9.9 million and $10 million for the three month periods ended March 31, 2010 and 2009 respectively.  The CTA rate base has declined from year to year for a number of reasons, including amortization of stranded costs, the sale of UI’s nuclear units, and adjustments made through the annual DPUC review process.  The original rate base component of stranded costs, as of January 1, 2000, was $433 million.  It has since declined to $136.6 million at March 31, 2010.  In the future, UI’s CTA earnings will decrease while, based on UI’s current projections, cash flow will remain fairly constant until stranded costs are fully amortized.  Total CTA cost recovery is currently projected to be completed in 2015, with stranded cost amortizations expected to end in 2013.  The date by which stranded costs are fully amortized depends primarily upon the DPUC’s future decisions and potential legislative activities, which could affect future rates of stranded cost amortization.

Other

Legislation enacted in March 2010 changed the tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide a benefit that is at least actuarially equivalent to the benefits under Medicare Part D.  UIL Holdings does not sponsor any such plans and, therefore, this legislation did not impact UIL Holdings consolidated financial statements.

ISO-NE and RTO-NE

ISO-NE, an independent, not-for-profit corporation, was approved by the FERC as the regional transmission organization for New England (RTO-NE) on February 1, 2005.  ISO-NE is responsible for the reliable operation of the region’s bulk electric power system and fair administration of the region’s wholesale electricity marketplace.  ISO-NE also is responsible for the management of the comprehensive bulk electric power system and wholesale markets’ planning processes that address the region's electricity needs.

Transmission Return on Equity (ROE)

In March 2008, the FERC issued an order on rehearing (Rehearing Order) establishing allowable ROEs for transmission projects of transmission owners in New England, including UI.  In the Rehearing Order, the FERC established the base-level ROE of 11.14% beginning in November 2006.  The Rehearing Order also confirmed a 50 basis point ROE adder on Pool Transmission Facilities (PTF) for participation in the RTO-NE and a 100 basis point ROE incentive for projects included in the ISO-NE Regional System Plan  that were completed and on line as of December 31, 2008.  The Middletown/Norwalk Transmission Project received this 100 basis point ROE adder.    For projects placed in service after December 31, 2008, incentives may be requested from the FERC, through a specific showing justifying the incentive, on a project specific-basis.

In May 2008, several public entities, including the DPUC (petitioners), filed a petition with the United States Court of Appeals for the District of Columbia Circuit (U.S. Court of Appeals) challenging the Rehearing Order.  In January 2010, the U.S. Court of Appeals issued a decision upholding the FERC order.  On March 15, 2010, the petitioners requested a rehearing by the full court of the Rehearing Order.  On April 12, 2010, U.S. Court of Appeals denied the petitioners request and, once again, upheld the FERC order.

UI’s overall transmission ROE is determined by the mix of UI’s transmission rate base between new and existing transmission assets, and whether such assets are PTF or non-PTF.  UI’s transmission assets are primarily PTF.  For 2010, UI is estimating an overall allowed weighted-average ROE for its transmission business of 12.3% to 12.5%.

Middletown/Norwalk Transmission Project

In December 2008, the 345-kV transmission line from Middletown, Connecticut, to Norwalk, Connecticut (the Project) was completed and the transmission assets were placed in service.

Prior to the assets being placed in service, for project costs incurred before August 8, 2005, the FERC allowed UI to include 50% of Construction Work In Progress (CWIP) expenditures in the rate base and thus earn a return on that portion of UI’s investment before the Project was completed.  Effective as of May 23, 2007, for project costs incurred after August 8, 2005, the FERC allowed UI to include 100% of CWIP expenditures in rate base.  Certain parties requested rehearing of the FERC May 2007 order, but in January 2009, the FERC denied those requests.  Also, in January 2009, the DPUC and the Attorney General of Connecticut filed a petition with the U.S. Court of Appeals seeking judicial review of the FERC’s May 2007 and January 2009 orders.  On March 19, 2010, the U.S. Court of Appeals temporarily set aside this petition pending the outcome of the petition filed in a FERC rehearing order regarding allowable ROEs for transmission projects of transmission owners in New England, including UI.  UI is unable to predict the outcome of these appeals at this time.

LIQUIDITY AND CAPITAL RESOURCES

UIL Holdings generates its capital resources primarily through operations.  At March 31, 2010, UIL Holdings had $11.4 million of unrestricted cash and temporary cash investments.  This represents a decrease of $3.9 million from the corresponding balance at December 31, 2009.  The components of this decrease, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:
(In Millions)

Unrestricted cash and temporary cash investments, December 31, 2009	$15.3

Net cash provided by operating activities	46.1

Net cash provided by (used in) investing activities:
Related party note receivable	(6.7)
Cash invested in plant - including AFUDC debt	(46.7)
Restricted cash	2.4
(51.0)

Net cash provided by (used in) financing activities:
Issuances/payments of long-term debt, net	2.3
Line of credit borrowings (repayments)	12.0
Dividend payments	(12.9)
Other financing activities	(0.4)
1.0

Net change in cash	(3.9)

Unrestricted cash and temporary cash investments, March 31, 2010	$11.4

Cash used in investing activities during the first quarter of 2010 consisted primarily of capital expenditures of $46.7 million for distribution and transmission infrastructure as well as an additional $6.7 million in funds loaned to GenConn.  Cash provided by financing activities during the first quarter of 2010 included $12 million from short-term debt and $2.3 million from net issuances of long-term debt, partially offset by the quarterly dividend payments on UIL Holdings’ common stock totaling $12.9 million.

UIL Holdings accesses capital through both long-term and short-term financing arrangements.  Total current and long-term debt outstanding as of March 31, 2010 was $734.2 million, as compared to $731.8 million at year-end December 31, 2009.   On January 28, 2010, $27.5 million principal amount of a tax-exempt bonds were issued without insurance, the proceeds of which were used to refund $27.5 million principal amount of insured bonds on February 1, 2010.  UI plans to refund $64.5 million principal amount of Auction Rate Bonds at such time and on such terms as municipal bond market conditions allow.

UIL Holdings and UI have a revolving credit agreement with a group of banks that extends to December 22, 2011.  The borrowing limit under the facility for UI is $175 million, with $50 million of the limit available for UIL Holdings.  The facility permits borrowings at fluctuating interest rates determined by reference to Citibank’s New York base rate and the Federal Funds Rate (as defined in the facility), and also permits borrowings for fixed periods up to six months as specified by UI and UIL Holdings at fixed interest rates (London Interbank Offered Rate or LIBOR), determined by the Eurodollar Interbank Market in London.  The facility also permits the issuance of letters of credit up to $50 million.  As of March 31, 2010, UI had $7 million outstanding under the facility and UIL Holdings had $5 million in short-term borrowings outstanding under the facility, as well as a standby letter of credit outstanding in the amount of $1 million.   The UIL Holdings standby letter of credit reduces the amount of credit available for UI.  Available credit, under this facility, at March 31, 2010 for UI was $162 million, of which $44 million was available for UIL Holdings.

Asset values of funded pension and postretirement plans as of March 31, 2010 and December 31, 2009 were approximately $234.6 million and $231.3 million, respectively.  While there was no minimum required pension contribution for the 2009 plan year, UI currently expects to make total contributions of approximately $8 million in 2010 and $21 million in 2011, subject to proposals that are pending before the United States Congress and true-ups of actuarial data.

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

GenConn has approval from the DPUC to build 200 MW of nominal capacity at NRG’s existing plant in Devon, CT (the “Devon Project”) and 200 MW of nominal capacity at NRG’s existing plant in Middletown, CT (the “Middletown Project”).  GenConn expects to finance 50% of its capital requirements with the proceeds of the Project Financing it obtained on April 27, 2009.  UI and NRG will each make an equity investment in GenConn on a 50%/50% basis to meet the remaining 50% of GenConn’s capital requirements.  Such equity investments are expected to occur within the first six months of 2010 in the amount of approximately $53 million for the Devon Project and within the first six months of 2011 in the amount of approximately $60 million for the Middletown Project.  UI expects to use the proceeds of the EBL it obtained on April 27, 2009 for its portion of those requirements and to replace the EBL with cash on hand and with funds raised in the capital markets.  See Part I, Item 2, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements – Note (B), Capitalization” of this Form 10-Q for further discussion of the EBL.

UI’s wholesale power supply agreements contain default provisions that include required performance assurance, including certain collateral obligations in the event that UI’s credit rating on senior debt was to fall below investment grade.  In October 2009, Moody’s released its updated credit opinion for UI and maintained its Baa2 rating with a stable outlook.   In December 2009, S&P reinitiated coverage on UI and rated it BBB with a stable outlook.  UI’s credit rating would have to decline two ratings to fall below investment grade at either rating service.  If this were to occur, monthly amounts due and payable to the power suppliers would be accelerated to semi-monthly payments and UI would have to deliver collateral security in an amount equal to the receivables due to the sellers for the thirty day period immediately preceding the default notice.  If such a situation had been in effect as of March 31, 2010, UI would have had to post approximately $20.8 million in collateral.

Financial Covenants

UIL Holdings and its operating subsidiary, UI, are required to comply with certain covenants in connection with their respective loan agreements.  The covenants are normal and customary in bank and loan agreements, and UIL Holdings and UI were both in compliance with such covenants as of March 31, 2010.

2010 Capital Resource Projections

UIL Holdings has revised its planned capital spending for 2010 by reducing capital expenditure projections by $23 million from the previously disclosed $242 million projection included in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  The details of the revised estimated capital expenditure program for 2010 are as follows:

(In Millions)

Distribution
Capacity & Reliability	$25
Infrastructure Replacement	56
System & Business Operations	17
Other Core, Support Functions	46
Distribution Subtotal	144

Transmission
Capacity & Reliability	14
Infrastructure Replacement	41
System & Business Operations	20
Transmission Subtotal	75

Total Projected UI Capital Expenditures	$219

Contractual and Contingent Obligations

There have been no material changes in UIL Holdings’ 2010 contractual and contingent obligations from those reported in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

CRITICAL ACCOUNTING POLICIES

UIL Holdings’ Consolidated Financial Statements are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty.  UIL Holdings believes that investors need to be aware of these policies and how they impact UIL Holdings’ financial reporting to gain a more complete understanding of UIL Holdings’ Consolidated Financial Statements as a whole, as well as management’s related discussion and analysis presented herein.  While UIL Holdings believes that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts.  The accounting policies and related risks described in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2009 are those that depend most heavily on these judgments and estimates.  At March 31, 2010, there have been no material changes to any of the Critical Accounting Policies described therein.

OFF-BALANCE SHEET ARRANGEMENTS

UIL Holdings and its subsidiaries occasionally enter into guarantee contracts in the ordinary course of business.  At the time a guarantee is provided, an analysis is performed to assess the expected financial impact, if any, based on the likelihood of certain events occurring that would require UIL Holdings to perform under such guarantee.

Subsequent analysis is performed on a periodic basis to assess the impact of any changes in events or circumstances.  If such an analysis results in an amount that is inconsequential, no liability is recorded on the balance sheet related to the guarantee.  As of March 31, 2010, UIL Holdings had certain guarantee contracts outstanding for which no liability has been recorded in the Consolidated Financial Statements.  See Part I, Item 1, “Financial Statements – Notes to Consolidated Financial Statements – Note (J), “Commitments and Contingencies,” of this Form 10-Q for further discussion of such guarantees.

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

RESULTS OF OPERATIONS

Use of Non-GAAP Measures

Within the “Results of Operations” section of this Form 10-Q, tabular presentations showing a comparison of UIL Holdings’ net income and earnings per share (EPS) for the three-month periods ended March 31, 2010 and 2009 are provided.  UIL Holdings believes this information is useful in understanding the fluctuations in earnings per share between the current and prior year periods.  The amounts presented show the earnings per share for each of UIL Holdings’ lines of business, calculated by dividing the income of each line of business by the average number of shares of UIL Holdings’ common stock outstanding for the periods presented.  The earnings per share tables presented in “The United Illuminating Company Results of Operations” for all periods presented are calculated on the same basis and reconcile to the amounts presented in the table under the heading “UIL Holdings Corporation Results of Operations.”  The total earnings per share in the table presented under the heading “UIL Holdings Corporation Results of Operations” are presented on a GAAP basis.

Many of the changes in UI’s unbundled revenue and expense components impact line items in its income statement, but do not affect net income, because the costs associated with those components are passed through to customers.  As a result, UIL Holdings believes it is important to understand the factors that do have an impact on earnings in the discussion of UI’s distribution business below.

First Quarter 2010 vs. First Quarter 2009

UIL Holdings Corporation

UIL Holdings’ total earnings were $16.1 million, or $0.53 per share, an increase of $4.1 million, or $0.05 per share, compared to the first quarter of 2009.  The dilutive effect of the May 2009 issuance of 4,600,000 shares of common stock on the first quarter of 2010 was $0.10 per share.

The table below presents a comparison of UIL Holdings’ net income and EPS for the first quarter of 2010 and the first quarter of 2009.
	Quarter Ended	Quarter Ended	2010 More (Less) than 2009
	March 31, 2010	March 31, 2009	Amount	Percent

Net Income (Loss) (In Millions except percent and per share amounts)

UI	$16.6	$12.9	3.7	29%
Non-Utility	(0.5)	(0.9)	0.4	45%
Total Net Income	$16.1	$12.0	$4.1	34%

EPS
UI	$0.55	$0.51	$0.04	8%
Non-Utility	(0.02)	(0.03)	0.01	33%
Total EPS - Basic	$0.53	$0.48	$0.05	10%

Total EPS - Diluted (Note 1)	$0.53	$0.47	$0.06	13%

Note 1: Reflecting the effect of dilutive stock options, performance shares and restricted stock.

The United Illuminating Company Results of Operations
	Quarter Ended	Quarter Ended	2010 More (Less) than 2009
	March 31, 2010	March 31, 2009	Amount	Percent
EPS
Total UI - basic	$0.55	$0.51	$0.04	8%

Total UI - diluted (Note 1)	$0.55	$0.50	$0.05	10%

Retail Sales*	1,370	1,392	(22)	(2	) %
Weather Impact* (Note 2)	12	(15)	27	2%
Retail Sales – Normalized*	1,382	1,377	5	0%
* Millions of kilowatt-hours
Note 1:  Reflecting the effect of dilutive stock options, performance shares and restricted stock.
Note 2: Percentage change reflects impact to total retail sales.

The following details variances which have the most significant impact on net income in the periods presented.  Distribution includes all utility revenue and expenses except for transmission.

Distribution

The table below provides the distribution net income favorable/(unfavorable) variances for the first quarter of 2010 compared to the first quarter of 2009.
Quarter Ended
March 31, 2010
vs. 2009
Favorable/(Unfavorable)	(In Millions)
Operating revenues
Decoupling adjustment	$(1.9)
Regulatory true-up items	(0.2)
Distribution rates & pricing	6.0
Sales volume	0.8
Operation and maintenance (O&M) expense
Customer service - allocated	(0.2)
Uncollectibles	(0.5)
Depreciation and amortization	(1.6)
Other income and (deductions)	1.6
Interest expense	(0.5)
Other, net	(0.4)
$3.1
•
The decoupling adjustment reflects an accrual to true up actual revenues to the DPUC allowed revenue requirements in accordance with the decoupling mechanism approved in the February 2009 final decision in The United Illuminating Company’s (UI) 2008 distribution rate case.  The unfavorable variance in the decoupling adjustment is primarily attributable to the acceleration of the previously approved 2010 rate increase to January 1, 2010 from the original effective date of February 4, 2010.  This resulted in approximately $2.4 million of additional after-tax revenues, which offset the underlying first quarter 2010 decoupling adjustment and resulted in the net unfavorable variance.

•	The favorable variance in distribution rates and pricing was primarily due to increases in UI’s distribution rates.

•	The favorable variance in sales volume was primarily due to increased customer demand.

•	The allocation of customer service expense to transmission was unfavorable primarily due to a decrease in the allocation percentage.

•
The unfavorable variance in uncollectibles was primarily due to a decrease in the amount of uncollectibles allocated to other operating units, partially offset by decreased customer account write-offs.

•	The unfavorable variance in depreciation and amortization was primarily due to increased amortization of the 2009 pension regulatory asset, which is recovered in 2010 rates.

•
The favorable variance in other income and deductions was primarily due to an increase in the allowance for funds used during construction and a mark-to-market adjustment to non-qualified pension investments.

•	The unfavorable variance in interest expense was primarily due to increased long-term and short-term borrowings.

Transmission

The transmission business earnings continued to experience underlying growth in net income of $0.6 million in the first quarter of 2010 compared to the first quarter of 2009 primarily due to an increase in the allowance for funds used during construction, as well as higher rate base and equity capitalization with approximately the same allowed return compared to the first quarter of 2009.

Total UI

The following details income statement variances on a line-by-line basis:

Overall, UI’s operating revenue decreased by $15.0 million, from $235.3 million in the first quarter of 2009 to $220.3 million in the first quarter of 2010.  Retail revenue decreased $25.3 million due mainly to the impact of customers switching to alternate suppliers to supply the generation portion of their customer bill, which has no impact on net income.  Other revenues increased $10.5 million, primarily due to higher transmission revenue, partially offset by the distribution revenue decoupling adjustment approved in the first quarter of 2009.

Purchased power expense decreased by $28.3 million, from $103.6 million in the first quarter of 2009 to $75.3 million in the first quarter of 2010.  The decrease was primarily due to the impact of customers switching to alternate suppliers to supply the generation portion of their customer bill, partially offset by higher costs to procure power.  UI receives electricity to satisfy its standard service and supplier of last resort requirements through fixed-price purchased power agreements.  These costs are recovered through the GSC and Bypassable Federally Mandated Congestion Charges (BFMCC) portion of UI’s unbundled retail customer rates.

UI’s O&M expenses decreased by $0.7 million, from $52.1 million in the first quarter of 2009 to $51.4 million in the first quarter of 2010.  The decrease was primarily attributable to a decrease in employee compensation and benefits expense.

UI’s transmission wholesale expenses increased by $3.0 million, from $12.5 million in the first quarter of 2009 to $15.5 million in the first quarter of 2010.  The increase was primarily attributable to higher regional transmission expenses of which UI pays a portion based upon its relative load.

UI’s depreciation and amortization increased by $3.3 million, from $23.9 million in the first quarter of 2009 to $27.2 million in the first quarter of 2010 primarily due to increased amortization in the 2009 pension regulatory asset, which is recovered in 2010 rates.

UI’s taxes other than income taxes increased $3.2 million, from $14.5 million in the first quarter of 2009 to $17.7 million in the first quarter of 2010.  The increase was primarily attributable to increases in property taxes due to increases in plant and equipment.

UI’s other income and deductions increased by $2.3 million, from $1.5 million in the first quarter of 2009 to $3.8 million in the first quarter of 2010.  The increase was primarily due to an increase in the allowance for funds used during construction, and a mark-to-market adjustment to non-qualified pension investments.

UI’s interest expense increased by $1.3 million, from $8.3 million in the first quarter of 2009 to $9.6 million in the first quarter of 2010.  The increase was mainly attributable to increased long-term and short-term borrowings.

Non-Utility

UIL Holdings retains certain costs at the holding company, or “corporate” level which are not allocated to the various non-utility subsidiaries as well as the results of the former Xcelecom entities which were not divested.  UIL Corporate incurred net after-tax costs of $0.5 million, or $0.02 per share, in the first quarter of 2010 compared to net after-tax costs of $0.9 million, or $0.03 per share, in the first quarter of 2009.  The decrease was due to a gain related to a legal claim settlement of a former subsidiary, as well as decreased interest expense due to lower long-term borrowings.

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

The weighted average remaining fixed rate period of outstanding long-term debt obligations of UIL Holdings and UI as of March 31, 2010 is 8.6 years, at an average interest rate of 6.4%.

The interest rate risk of variable rate financings, including the reset at auction of the interest rate on $64.5 million principal amount of Auction Rate Bonds, is $2,500 of increased interest expense for every $1.0 million of debt with every 0.25% increase in interest rates.

GenConn is a 50-50 joint venture of UI and NRG.  In 2008, the DPUC selected two projects proposed by GenConn to help address Connecticut’s growing need for more power generation during the heaviest load periods.  Two peaking generation projects, each with a nominal capacity of 200 megawatts (MW), are under construction at NRG’s existing Connecticut plants in Devon and Middletown.  GenConn expects to finance 50% of its capital requirements with the proceeds of the Project Financing it obtained on April 27, 2009.  The interest rate on the project financing is a variable rate, of which 55% of the financing has been hedged to effectively eliminate interest rate risk.  GenConn has interest exposure on the remaining 45%, which should be recoverable by GenConn in rates.  UI and NRG will each make an equity investment in GenConn on a 50%/50% basis to meet the remaining 50% of GenConn’s capital requirements.  Such equity investments are expected to occur within the first six months of 2010 in the amount of approximately $53 million for the Devon Project and within the first six months of 2011 in the amount of approximately $60 million for the Middletown Project.  UI expects to use the proceeds of the EBL it obtained on April 27, 2009 for its portion of those requirements and to replace the EBL with cash on hand and with funds raised in the capital markets.  The EBL has a variable interest rate and UI has interest risk associated with this debt, but should be able to recover all interest expense from GenConn.  See Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements – Note (B), Capitalization” of this Form 10-K for further discussion of the EBL.

There has been considerable dislocation in the auction rate bond market, and there have been failed auctions, resulting from insufficient clearing bids.  The auctions for the Auction Rate Bonds have failed, beginning with the March 2008 auction. When there are insufficient clearing bids as a result of an auction, the interest rates are set at a rate equal to the one-month London Interbank Offered Rate (LIBOR) times a multiple of 125% to 225%, based on the credit rating on the Auction Rate Bonds assigned by Moody’s or S&P.  The principal and interest payments on $64.5 million principal amount of Auction Rate Bonds are insured by Ambac Assurance Corporation (Ambac).  These bonds are currently rated by Moody’s.  The credit rating from Moody’s on these bonds is based on the higher of Ambac’s credit rating or UI’s underlying credit rating.  Ambac has been downgraded by Moody’s to a rating below UI’s rating.  Accordingly, the credit rating from Moody’s on these bonds is now based on the current underlying credit rating of UI of Baa2.  In the event of subsequent failed auctions of the Auction Rate Bonds, the interest rate on the bonds will continue to be reset as described above.  The interest rate on these bonds was 0.506% at April 12, 2010 which was equal to two times LIBOR.

On March 15, 2010, UI filed an application with the DPUC requesting approval of the issuance of not more than $275 million principal amount of debt securities (the Proposed Notes) during 2010 through 2013.  The proceeds from the sales of the Proposed Notes may be used by UI for the following purposes:  (1) to finance capital expenditures; (2) to repay the EBL, the proceeds of which are being used to finance UI’s 50% share of the equity contribution in GenConn Energy LLC for the development and construction of the Devon and Middletown peaking generation plants; (3) funding UI’s pension plan; (4) to partially repay short-term borrowings that are incurred to temporarily fund the preceding needs; (5) to pay for issuance costs related to the Proposed Notes; and (6) for general corporate purposes.  On April 14, 2010 the DPUC approved UI’s application.

In February 2009, the DPUC approved an application filed by UI to afford UI additional flexibility to market outstanding tax-exempt bonds in the municipal bond market.  Specifically, UI requested approval to refund with the proceeds of the issuance of new bonds, without insurance, $25.0 million, $27.5 million and $64.5 million principal amount of tax-exempt bonds outstanding.  In December 2008, UI purchased $25.0 million principal amount of tax-exempt bonds, which were refunded with the proceeds from the issuance, without insurance, of $25.0 million tax-exempt bonds in March 2009.  On January 28, 2010, $27.5 million principal amount of a tax-exempt bonds were issued without insurance, the proceeds of which were used to refund $27.5 million principal amount of insured bonds on February 1, 2010.  UI plans to refund $64.5 million principal amount of tax-exempt bonds, for which the interest rate is periodically reset by auction, at such time and on such terms as municipal bond market conditions allow.

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

Asset values of funded pension and postretirement plans as of March 31, 2010 and December 31, 2009 were approximately $234.6 million and $231.3 million, respectively.  While there was no minimum required pension contribution for the 2009 plan year, UI currently expects to make total contributions of approximately $8 million in 2010 and $21 million in 2011, subject to proposals that are pending before the United States Congress and true-ups of actuarial data.

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

UIL Holdings carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of UIL Holdings’ disclosure controls and procedures as of March 31, 2010.  As of March 31, 2010, UIL Holdings’ Chief Executive Officer and its Chief Financial Officer concluded that its disclosure controls and procedures were effective and provided reasonable assurance that the disclosure controls and procedures accomplished their objectives.

There have been no changes in UIL Holdings’ internal control over financial reporting during the three month period ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, UIL Holdings’ internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

UIL Holdings repurchased 22,156 shares of common stock in open market transactions to satisfy matching contributions for participants’ contributions into UIL Holdings 401(k) in the form of UIL Holdings stock as follows:

Period	Total Number of Shares Purchased*	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
January	6,123	$27.33	None	None
February	6,151	$27.59	None	None
March	9,882	$27.61	None	None
Total	22,156	$27.53	None	None
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

UIL HOLDINGS CORPORATION

Date 05/03/2010	/s/ Richard J. Nicholas
Richard J. Nicholas
Executive Vice President
and Chief Financial Officer