Form 10-Q
period 2010-06-30
UIL HOLDINGS CORP
filed 2010-08-04
CIK 1082510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

The number of shares outstanding of the issuer’s only class of common stock, as of August 2, 2010 was 30,074,782.

INDEX

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

Item 1A.	Risk Factors.	51
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	53
Item 6.	Exhibits.	54
	SIGNATURES	55

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(In Thousands except per share amounts)
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Operating Revenues (Note F)	$207,116	$200,365	$427,396	$435,874
Operating Expenses
Operation
Purchased power	53,567	71,972	128,915	175,539
Operation and maintenance	62,367	50,410	113,988	102,917
Transmission wholesale	15,339	11,322	30,815	23,789
Depreciation and amortization (Note F)	27,038	22,809	54,289	46,796
Taxes - other than income taxes (Note F)	16,592	12,914	34,296	27,408
Acquisition-related costs (Note A)	6,700	-	6,700	-
Total Operating Expenses	181,603	169,427	369,003	376,449
Operating Income	25,513	30,938	58,393	59,425

Other Income and (Deductions), net (Note F), (Note H)	4,904	2,346	8,960	3,817

Interest Charges, net
Interest on long-term debt	9,928	9,496	19,805	17,888
Other interest, net (Note F)	138	420	419	911
	10,066	9,916	20,224	18,799
Amortization of debt expense and redemption premiums	401	481	794	994
Total Interest Charges, net	10,467	10,397	21,018	19,793

Income Before Income Taxes and Equity Earnings	19,950	22,887	46,335	43,449

Income Taxes (Note E)	8,927	9,134	19,268	17,666

Income Before Equity Earnings	11,023	13,753	27,067	25,783
Income (Loss) from Equity Investments	(897)	16	(889)	28
Net Income	$10,126	$13,769	$26,178	$25,811

Average Number of Common Shares Outstanding - Basic	30,093	26,999	30,037	26,092
Average Number of Common Shares Outstanding - Diluted	30,313	27,345	30,317	26,462

Earnings Per Share of Common Stock - Basic	$0.34	$0.51	$0.87	$0.99
Earnings Per Share of Common Stock - Diluted	$0.33	$0.51	$0.86	$0.98

Cash Dividends Declared per share of Common Stock	$0.432	$0.432	$0.864	$0.864

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET

ASSETS
(In Thousands)
(Unaudited)
	June 30,	December 31,
	2010	2009
Current Assets
Unrestricted cash and temporary cash investments	$17,837	$15,269
Restricted cash	1,702	3,695
Utility accounts receivable less allowance of $4,200 and $4,500, respectively	89,002	81,861
Other accounts receivable	12,150	11,980
Unbilled revenues	46,652	48,375
Current regulatory assets	40,306	59,040
Materials and supplies, at average cost	5,310	4,553
Deferred income taxes	8,364	4,410
Prepayments	5,086	3,891
Current portion of derivative assets (Note K)	3,424	2,738
Other current assets	1,520	882
Total Current Assets	231,353	236,694

Other investments	9,535	10,659

Property, Plant and Equipment at original cost
In service	1,444,199	1,408,811
Less, accumulated depreciation	400,790	379,951
	1,043,409	1,028,860
Construction work in progress	163,175	124,141
Net Property, Plant and Equipment	1,206,584	1,153,001

Regulatory Assets (future amounts due from customers through the ratemaking process)	594,215	676,428

Deferred Charges and Other Assets
Unamortized debt issuance expenses	6,569	6,613
Related party note receivable (Note H)	115,923	107,773
Other long-term receivable	1,583	2,186
Derivative assets (Note K)	29,010	27,956
Other	383	450
Total Deferred Charges and Other Assets	153,468	144,978

Total Assets	$2,195,155	$2,221,760

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET

LIABILITIES AND CAPITALIZATION
(In Thousands)
(Unaudited)
	June 30,	December 31,
	2010	2009
Current Liabilities
Line of credit borrowings	$30,000	$-
Current portion of long-term debt	59,426	58,256
Accounts payable	87,335	90,470
Dividends payable	12,992	12,930
Accrued liabilities	33,485	41,740
Current regulatory liabilities	9,740	23,624
Interest accrued	9,154	8,774
Taxes accrued	25,188	4,718
Current portion of derivative liabilities (Note K)	3,802	2,822
Total Current Liabilities	271,122	243,334

Noncurrent Liabilities
Pension accrued	143,114	140,454
Connecticut Yankee contract obligation	19,456	20,694
Other post-retirement benefits accrued	48,794	47,302
Derivative liabilities (Note K)	102,386	159,271
Other	7,129	6,965
Total Noncurrent Liabilities	320,879	374,686

Deferred Income Taxes (future tax liabilities owed to taxing authorities)	267,187	273,558

Regulatory Liabilities (future amounts owed to customers through the ratemaking process)	81,346	82,457

Commitments and Contingencies (Note J)

Capitalization (Note B)
Long-term debt	676,243	673,549

Common Stock Equity
Common stock	425,154	422,008
Paid-in capital	15,665	14,859
Retained earnings	137,559	137,309
Net Common Stock Equity	578,378	574,176

Total Capitalization	1,254,621	1,247,725

Total Liabilities and Capitalization	$2,195,155	$2,221,760

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash Flows From Operating Activities
Net income	$26,178	$25,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,073	47,790
Deferred income taxes	(13,177)	2,307
Stock-based compensation expense (Note A)	2,148	2,059
Pension expense	13,152	11,622
Allowance for funds used during construction (AFUDC) - equity	(2,716)	(152
Undistributed (earnings) losses in equity investments	745	(29
Excess generation service charge	(19,950)	397
Deferred transmission (income) expense	12,420	(12,149
Decoupling (income) expense	2,544	(4,016
Other non-cash items, net	(2,504)	(3,143
Changes in:
Accounts receivable, net	(6,729)	4,794
Unbilled revenues and other accounts receivable	1,723	9,528
Prepayments	(1,195)	360
Accounts payable	6,724	(17,048
Interest accrued	380	1,700
Taxes accrued	20,471	1,476
Accrued liabilities	(7,033)	3,594
Other assets	(730)	(1,013
Other liabilities	(944)	281
Total Adjustments	60,402	48,358
Net Cash provided by Operating Activities	86,580	74,169

Cash Flows from Investing Activities
Related party note receivable (Note H)	(8,150)	(33,746
Plant expenditures including AFUDC debt	(85,529)	(58,942
Changes in restricted cash	1,993	2,808
Other	144	58
Net Cash (used in) Investing Activities	(91,542)	(89,822

Cash Flows from Financing Activities
Issuances of common stock	(7)	91,994
Issuances of long-term debt	8,150	94,273
Payments on long-term debt	(4,286)	(4,286
Line of credit borrowings (repayments)	30,000	(139,000
Payment of common stock dividend	(25,866)	(21,824
Other	(461)	(942
Net Cash provided by Financing Activities	7,530	20,215

Unrestricted Cash and Temporary Cash Investments:
Net change for the period	2,568	4,562
Balance at beginning of period	15,269	7,730
Balance at end of period	$17,837	$12,292

Non-cash investing activity:
Plant expenditures included in ending accounts payable	$20,773	$14,215

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
(A)  ORGANIZATION AND STATEMENT OF ACCOUNTING POLICIES

Basis of Presentation

The primary business of UIL Holdings Corporation (UIL Holdings) is ownership of its operating regulated utility.  The utility business consists of the electric transmission and distribution operations of The United Illuminating Company (UI).  UI is also a 50-50 joint venturer with NRG Energy, Inc. (NRG) in GCE Holding LLC, whose wholly owned subsidiary, GenConn Energy LLC (collectively “GenConn”), was chosen by the Connecticut Department of Public Utility Control (DPUC) to build new peaking generation plants to help address Connecticut’s growing need for more power generation during the heaviest load periods.  UIL Holdings’ Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in UIL Holdings’ Annual Report on Form 10-K for the year ended December 31, 2009.  Such notes are supplemented below.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).  Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted in accordance with Securities and Exchange Commission (SEC) rules and regulations.  UIL Holdings believes that the disclosures made are adequate to make the information presented not misleading.  The information presented in the consolidated financial statements reflects all adjustments which, in the opinion of UIL Holdings, are necessary for a fair statement of the financial position and results of operations for the interim periods described herein.  All such adjustments are of a normal and recurring nature.  The results for the six months ended June 30, 2010 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2010.

Certain amounts related to discontinued operations that were reported in the Consolidated Financial Statements in previous periods have been reclassified to conform to the current presentation.

Pending Acquisition of The Southern Connecticut Gas Company, Connecticut Natural Gas Corporation and The Berkshire Gas Company

On May 25, 2010, UIL Holdings entered into a Purchase Agreement (the Purchase Agreement), with Iberdrola USA, Inc. (Seller), under which UIL Holdings will acquire (i) Connecticut Energy Corporation, the owner of The Southern Connecticut Gas Company (SCG), (ii) CTG Resources, Inc., the owner of Connecticut Natural Gas Corporation (CNG), and (iii) Berkshire Energy Resources, the owner of The Berkshire Gas Company (Berkshire) for $1.296 billion in cash, less net debt of approximately $411 million.  Accordingly, UIL Holdings expects to make a cash payment at closing of approximately $885 million, subject to post closing adjustments.  As of December 31, 2009, the companies to be acquired had a combined customer total of approximately 369,000, approximately 130,000 of which will be customers of both UI and SCG.  After the closing, UIL Holdings’ customer base will increase to approximately 694,000.  UIL Holdings expects the acquisition to close in the first quarter of 2011.

UIL Holdings plans to finance the acquisition by issuing approximately $400 million of UIL Holdings unsecured debt and approximately $500 million in equity.  The acquisition is expected to provide enhanced cash flow per share to UIL Holdings immediately upon consummation of the transaction, and earnings per share accretion beginning in 2012, the first full year following the closing of the transaction.  While not a condition of closing, UIL Holdings may also need to secure a working capital facility to fund the gas companies’ operations.

UIL Holdings and Seller have made customary representations and warranties and covenants in the Purchase Agreement.  The transaction is subject to customary closing conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the HSR Act), receipt of required governmental approvals, including applicable state public utility regulatory approvals, and the absence of injunctions or restraints imposed by governmental entities.  For further discussion of the regulatory approval process, see Note (C) “Regulatory Proceedings.”

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)
The Purchase Agreement also contains certain termination rights for both UIL Holdings and Seller, including a termination right for either party if the closing does not occur by May 25, 2011 and the terminating party has not caused the closing not to occur by breaching in any material respect its representations, warranties, covenants or agreements contained in the Purchase Agreement (provided that either party may postpone such date to August 25, 2011, if the only closing conditions that remain to be satisfied are the receipt of governmental approvals or the expiration or termination of the HSR Act waiting period).  Certain of the termination rights, such as termination by mutual agreement of the parties, do not require UIL Holdings to pay any termination fee.  However, under the following circumstances, the Purchase Agreement may be terminated, and UIL Holdings would be required to pay to Seller a termination fee of $50 million (the Termination Fee):

•	by either party if state public utility regulatory approvals cannot be obtained;

•
by UIL Holdings if the Board of Directors of UIL Holdings reasonably determines in good faith that an offering of common stock to fund the acquisition (or any portion thereof) is not in the interests of UIL Holdings’ shareholders, subject to certain requirements to work with Seller to pursue alternative financing or extend the period provided by the Purchase Agreement for the pursuit of such an offering;

•
by UIL Holdings if state public utility regulatory approvals (i) materially and adversely impact UIL Holdings or any of the companies proposed to be acquired, or require divestments by UIL Holdings or material divestments by any of the companies proposed to be acquired, (ii) materially impair the expected benefits of the transaction, or (iii) materially impair UIL Holdings’ rights of ownership with respect to the companies proposed to be acquired;

•	by Seller if UIL Holdings does not close the acquisition because of any of the conditions listed in (i) through (iii) in the bullet point above;

•	by Seller if UIL Holdings has not obtained the financing necessary to fund the transaction by the end of the period provided by the Purchase Agreement for the pursuit of such financing; or

•	by Seller if there has been a material breach by UIL Holdings of its representations, warranties, covenants or agreements in the Purchase Agreement.

As of June 30, 2010, UIL Holdings has incurred pre-tax acquisition-related costs of approximately $6.7 million, all of which were expensed in the second quarter of 2010.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)
Earnings per Share

The components of basic and diluted EPS for common shares under the two-class method for each of the three and six months ended June 30, 2010 are as follows:

	2010	2009
	(In Thousands, except per share amounts)
Three Months Ended June 30:
Numerator:
Net income	$10,126	$13,769
Less: Net income allocated to unvested units	36	62
Net income attributable to common shareowners	$10,090	$13,707

Denominator:
Basic average number of shares outstanding	30,093	26,999
Effect of dilutive securities (1)	220	346
Diluted average number of shares outstanding	30,313	27,345

Earnings per share:
Basic	$0.34	$0.51
Diluted	$0.33	$0.51

	2010	2009
	(In Thousands, except per share amounts)
Six Months Ended June 30:
Numerator:
Net income	$26,178	$25,811
Less: Net income allocated to unvested units	98	10
Net income attributable to common shareowners	$26,080	$25,801

Denominator:
Basic average number of shares outstanding	30,037	26,092
Effect of dilutive securities (1)	280	370
Diluted average number of shares outstanding	30,317	26,462

Earnings per share:
Basic	$0.87	$0.99
Diluted	$0.86	$0.98

(1) Reflecting the effect of dilutive stock options, performance shares and restricted stock.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

As of June 30, 2010, options to purchase 136,945 shares of common stock were outstanding but not included in the three or six-month computation of diluted earnings per share, because the options’ exercise prices were greater than the average market price of the common shares during the three and six month periods ended June 30, 2010.  As of June 30, 2009, options to purchase 379,152 and 359,152 shares of common stock were outstanding but not included in the three and six-month respective computations of diluted earnings per share, because the options’ exercise prices were greater than the average market price of the common shares during the three and six-month periods ended June 30, 2009.

Stock-Based Compensation

Certain members of management have the opportunity to earn a pre-determined number of performance shares, the number of which is predicated upon the achievement of various pre-defined performance measures over a three-year period.  These performance shares were issued under the UIL Holdings 1999 Amended and Restated Stock Plan prior to 2009 and are now issued under the UIL Holdings 2008 Stock and Incentive Compensation Plan (the 2008 Stock Plan).  Each award of performance shares vests at the end of a three-year cycle with the actual issuance of UIL Holdings’ common stock in respect of such performance shares following the end of each three-year cycle.  A new three-year cycle begins in January of each year.

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

In March 2010, UIL Holdings granted a total of 31,076 shares of restricted stock to non-employee directors under the 2008 Stock Plan; the average of the high and low market price on the date of grant was $28.24 per share.  Compensation expense for this restricted stock is recorded ratably over the three-year vesting period for such restricted stock, except in the case of directors who will reach the mandatory retirement age of 72 prior to the end of the three year vesting period, for whom compensation expense is recognized ratably over the remaining service period in accordance with ASC 718 “Compensation-Stock Compensation”, based on the value of the expected payout at the end of each year.

In March 2010, 20,307 shares of previously-granted restricted stock grants to directors vested, of which 11,487 shares were issued to directors who had not elected to have their vested shares deferred as stock units.  In May 2010, 10,202 shares of restricted stock previously granted to a non-employee director vested upon his retirement from the board of directors and were issued to the retiring director.  As a result of the May 2010 resignation of another non-employee director, and upon June 2010 Board of Directors approval, 8,551 shares of restricted stock previously granted to such director vested, all of which were elected for deferral as stock units.  An additional $0.1 million of compensation expense was recorded with respect to such vesting based on the application of ASC 718.  Also resulting from such resignation was the forfeiture of 1,994 shares of restricted stock previously granted to such director.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Total stock-based compensation expense for both six month periods ended June 30, 2010 and 2009 was $2.1 million.  Total stock-based compensation for the three month periods ended June 30, 2010 and 2009 was $0.9 million and $0.8 million, respectively.

Income Taxes

In accordance with ASC 740 “Income Taxes”, UIL Holdings has provided deferred taxes for all temporary book-tax differences using the liability method.  The liability method requires that deferred tax balances be adjusted to reflect enacted future tax rates that are anticipated to be in effect when the temporary differences reverse.  In accordance with GAAP for regulated industries, UI has established a regulatory asset for the net revenue requirements to be recovered from customers for the related future tax expense associated with certain of these temporary differences.  For ratemaking purposes, UI normalizes all investment tax credits (ITCs) related to recoverable plant investments.

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

UIL Holdings’ policy is to recognize interest accrued and penalties associated with uncertain tax positions as a component of operating expense.  During the quarterly and year-to-date periods ended June 30, 2010 and 2009, no interest or penalties associated with uncertain tax positions were recognized and as of June 30, 2010 and December 31, 2009, no accrued interest or penalties are reflected in the Consolidated Balance Sheet.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)
Regulatory Accounting

UIL Holdings’ regulatory assets and liabilities as of June 30, 2010 and December 31, 2009 included the following:

	Remaining	June 30,	December 31,
	Period	2010	2009
		(In Thousands)
Regulatory Assets:
Nuclear plant investments – above market	(a)	$303,611	$313,833
Income taxes due principally to book-tax differences	(b)	35,055	36,635
Connecticut Yankee	6 years	19,455	20,695
Unamortized redemption costs	12 to 24 years	14,109	14,510
CTA deferral amortization	(a)	-	7,874
Pension and other post-retirement benefit plans	(c)	160,787	169,234
Contracts for differences	(d)	80,179	137,730
Deferred pension and post-retirement expense	(f)	6,060	10,232
Distribution retail revenue decoupling	(g)	2,741	5,286
Other	(b)	12,524	19,439
Total regulatory assets		634,521	735,468
Less current portion of regulatory assets		40,306	59,040
Regulatory Assets, Net		$594,215	$676,428

Regulatory Liabilities:
Accumulated deferred investment tax credits	33 years	$4,978	$5,051
Deferred gain on sale of property	(a)	37,798	37,798
Middletown/Norwalk local transmission network service collections	41 years	23,408	23,695
Pension and other post-retirement benefit plans	< 1 year	1,355	-
Excess generation service charge	(e)	(107)	19,506
Asset removal costs	(b)	1,423	1,993
Other	(b)	22,231	18,038
Total regulatory liabilities		91,086	106,081
Less current portion of regulatory liabilities		9,740	23,624
Regulatory Liabilities, Net		$81,346	$82,457

(a) Asset/Liability relates to the Competitive Transition Assessment (CTA). CTA deferral amortization completed during the 2nd quarter of 2010. Total CTA costs recovery is currently projected to be completed in 2015, with stranded cost amortization expected to end in 2013.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)
New Accounting Standards

In January 2010, the FASB issued updated guidance to ASC 820 “Fair Value Measurements and Disclosures” which requires disclosure of transfers in and out of assets and liabilities that fall within Level 1 and 2 of the fair value hierarchy, as described in “Note K – Fair Value of Financial Instruments”, as well as the gross presentation of activities within the reconciliation of changes in the fair value of Level 3 assets and liabilities.  This guidance is effective in the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 reconciliation information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years.  These requirements impact footnote disclosures only.  Because UIL Holdings does not currently have any Level 2 assets or liabilities, implementation of the transfer activity disclosure did not have an impact on UIL Holdings’ consolidated financial statements.  The implementation of the reconciliation activity disclosure is not expected to have an impact on UIL Holdings’ consolidated financial statements.

In June 2009, the FASB issued updated guidance to ASC 810 “Consolidation” on the consolidation of variable interest entities (VIEs) which became effective as of January 1, 2010, for interim and annual reporting periods beginning in 2010.  In the first quarter of 2010, UIL Holdings implemented this new guidance which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE.  As a result of implementing this guidance, UIL Holdings determined that it is not currently required to consolidate any VIEs with which it is associated and therefore, this guidance did not have an impact on UIL Holdings’ Consolidated Balance Sheet, Consolidated Statement of Income or Consolidated Statement of Cash Flows.  As of June 30, 2010, UIL Holdings had identified Connecticut Yankee Atomic Power Company (Connecticut Yankee) and GenConn as VIEs, which were not subject to consolidation as UIL Holdings is not the primary beneficiary because it does not have a controlling financial interest, as defined in ASC 810, in either VIE.  For further discussion of GenConn, see Note (C) “Regulatory Proceedings – Generation.”  For further discussion of Connecticut Yankee, see Note (J) “Commitments and Contingencies.”

In December 2009, the FASB issued updated guidance to ASC 860 “Transfers and Servicing” which is effective for transfers of financial assets occurring in fiscal years beginning after November 15, 2009.  UIL Holdings has not been a party to any transfers of financial assets, so this statement did not have an impact on UIL Holdings’ Consolidated Balance Sheet, Consolidated Statement of Income or Consolidated Statement of Cash Flows.

(B)  CAPITALIZATION

Common Stock

UIL Holdings had 30,040,374 shares of its common stock, no par value, outstanding at June 30, 2010.

Long-Term Debt

On May 13, 2010, UI entered into a note purchase agreement with a group of institutional accredited investors providing for the sale to such investors of senior unsecured 6.09% notes in the principal amount of $100 million, due on July 27, 2040.  Such notes were issued on July 27, 2010.

On February 1, 2010, $27.5 million of tax-exempt bonds were refunded with the proceeds from the issuance of $27.5 million of new tax-exempt bonds, at a fixed interest rate of 4.5%, for a period of five years and five months.

In April 2009, UI closed on a bank financing in the amount of $121.5 million with a syndicate of banks (the Equity Bridge Loan or EBL), the proceeds of which will be used by UI to fund its commitments as a 50% owner of GenConn.  UI draws on this facility as needed to fund its commitments to GenConn as construction progresses.  UI does not have any further funding commitments to GenConn at this time and does not guarantee any of GenConn’s obligations.  Borrowings under this facility as of June 30, 2010 were $115.9 million.

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

The EBL must be repaid upon the earlier of its maturity date or the commencement of operations, as described under the terms of the EBL, which is expected to be in the third quarter of 2010 for GenConn Devon and in the first six months of 2011 for GenConn Middletown.  The maturity date of the loan is October 24, 2010, and may be extended to June 1, 2011, as long as on the date of extension, project construction is continuing and the Project Financing is not due and payable.

(C)  REGULATORY PROCEEDINGS

Pending Acquisition of The Southern Connecticut Gas Company, Connecticut Natural Gas Corporation and The Berkshire Gas Company

As discussed in Note A “Organization and Statement of Accounting Policies”, on May 25, 2010, UIL Holdings entered into the Purchase Agreement with Seller which provides for the sale of SCG, CNG, and Berkshire to UIL Holdings.  Under the HSR Act, the parties to certain proposed transactions must submit pre-merger notification to the Federal Trade Commission and the U.S. Department of Justice which includes information about each company’s business.  The parties may not consummate the proposed transactions until the waiting period outlined in the HSR Act has passed.  UIL Holdings and Iberdrola USA each made its respective HSR Act filings on July 14, 2010.

The Connecticut Department of Public Utility Control (DPUC) must approve UIL Holding’s acquisition of SCG and CNG, and the Massachusetts Department of Public Utilities (DPU) must approve the purchase of Berkshire.  On July 16, 2010, UI filed its application requesting approval with the DPUC.  The application requesting such approval from the DPU was filed on July 23, 2010.

In addition, SCG and CNG hold certain wireless radio station licenses from the Federal Communications Commission (FCC) with respect to dispatch center and certain communications equipment and devices.  Applications will be filed with the FCC for approval of the change of control of the holder of the licenses in connection with the Purchase Agreement.

DPUC

Rates

In rulings throughout 2009, the DPUC issued its final decision regarding UI’s application requesting an increase in distribution rates (the “2009 Decisions”), the results of which included a $6.8 million increase in revenue requirements for 2009, compared to 2008.  Because a larger, previously approved increase in revenue requirements for 2009 had gone into effect January 1, 2009, UI returned approximately $1.0 million to ratepayers through a one-time adjustment in April 2009.

The 2009 Decisions provided for an allowed distribution return on equity of 8.75%, a decrease from the previously approved 9.75%, and a capital structure of 50% equity and 50% debt, compared to the previously approved 48% equity and 52% debt.  The 2009 Decisions continued the prior earnings sharing mechanism structure, applying to the new 8.75% allowed return, whereby 50% of any earnings over the allowed twelve month level is returned to customers and 50% is retained by UI.  Given the effective date of the 2009 Decisions, UI’s weighted average allowed distribution return on equity for 2009 was 8.84%.  Additionally, the 2009 Decisions provided for full  decoupling of distribution revenues from sales, recovery of updated pension and postretirement expense for 2010, a partial reconciliation for the as-issued cost of new debt, and an additional increase in distribution revenue requirements of $19.4 million for 2010.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

The 2009 Decisions also provided for the establishment of a regulatory asset to address the portion of the actual increase in pension and postretirement expense for 2009 and 2010 that was not included in rates.  For 2009, a $10.2 million regulatory asset was approved and established, for which full recovery in the 2010 rate year was subsequently approved by the DPUC.  Accordingly, it will be removed from rates effective February 4, 2011.  The DPUC also approved the 2010 cash recovery of $11.4 million for UI’s current estimate of 2010 pension and postretirement expense not previously included in rates.

On April 1, 2010, UI filed its ratemaking proposal and underlying decoupling analysis for the 2009 rate year ended February 3, 2010.  UI identified a net regulatory liability of approximately $0.5 million, which would be applied against the proposed decoupling adjustment for the 2010 rate year ending February 3, 2011.  The proposal seeks to net various regulatory adjustments against the 2009 rate year decoupling regulatory asset of $1.5 million, resulting in an overall net regulatory liability.  The filing also requested the DPUC undertake the review of the decoupling pilot contemplated originally for the later part of 2010 in this proceeding to determine if the decoupling pilot will be extended beyond the 2010 rate year.  The DPUC is expected to issue a final decision in August 2010.

In December 2009, UI received a letter ruling approving rates effective January 1, 2010, incorporating the above mentioned distribution rate changes along with previously approved changes to the Generation Services Charges (GSC), Non-Bypassable Federally Mandated Congestion Charges (NBFMCC), transmission and system benefits charge, resulting in no change in the total rate for a residential Rate R customer with standard service generation.  Additionally, last resort service GSC rates have been approved for the period through September 30, 2010.

Approval for the Issuance of Debt

On April 14, 2010, the DPUC approved UI’s application requesting approval of the issuance of up to $275 million principal amount of debt securities (the Proposed Notes) during 2010 through 2013.  The proceeds from the sales of the Proposed Notes may be used by UI for the following purposes:  (1) to finance capital expenditures; (2) to repay the EBL, the proceeds of which are being used to finance UI’s 50% share of the equity contribution in GenConn Energy LLC for the development and construction of the Devon and Middletown peaking generation plants; (3) funding UI’s pension plan; (4) to partially repay short-term borrowings that are incurred to temporarily fund the preceding needs; (5) to pay for issuance costs related to the Proposed Notes; and (6) for general corporate purposes.  On July 27, 2010, UI issued $100 million principal amount of senior unsecured notes.

In February 2009, the DPUC approved an application filed by UI to afford UI additional flexibility to market outstanding tax-exempt bonds in the municipal bond market.  Specifically, UI requested approval to refund with the proceeds of the issuance of new bonds, without insurance, $25.0 million, $27.5 million and $64.5 million principal amount of tax-exempt bonds outstanding.  In December 2008, UI purchased $25.0 million principal amount of insured tax-exempt bonds, which were refunded with the proceeds from the issuance, without insurance, of $25.0 million tax-exempt bonds in March 2009.  In February 2010, UI purchased $27.5 million principal amount of insured tax-exempt bonds which were refunded with the proceeds from the issuance, without insurance, of $27.5 million tax-exempt bonds on January 28, 2010.  UI plans to refund $64.5 million principal amount of tax-exempt bonds, for which the interest rate is periodically reset by auction, at such time and on such terms as municipal bond market conditions allow.

Generation

UI is a 50-50 joint venturer with NRG Energy, Inc. (NRG) in GCE Holding LLC, whose wholly owned subsidiary, GenConn Energy LLC (collectively “GenConn”), was chosen by the DPUC to build new peaking generation plants to help address Connecticut’s growing need for more power generation during the heaviest load periods.

The two peaking generation projects, each with a nominal capacity of 200 megawatts (MW), are located at NRG’s existing Connecticut plant locations in Devon and Middletown.  GenConn’s Devon plant is now operating, and its Middletown plant is scheduled to be in operation by June 2011.  GenConn recovers its costs under a contract for differences (CfD) agreement which is cost of service based.  GenConn has signed CfDs for both projects with the Connecticut Light & Power Company (CL&P).  The cost of the contracts will be paid by customers and will be

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

subject to a cost-sharing agreement whereby approximately 20% of the cost is borne by UI customers and approximately 80% by CL&P customers.

GenConn filed a rate case request with the DPUC in December 2009, seeking approval of 2010 revenue requirements for the period commencing June 1, 2010 for the GenConn Devon facility.  The DPUC issued a final decision on May 26, 2010, approving the proposed $18.7 million 2010 revenue requirement for the GenConn Devon plant.  GenConn has bid the full capacity of the GenConn Devon facility into the ISO New England, Inc. (ISO-NE) locational forward reserve market (LFRM) for the summer 2010 period (June 1, 2010 - September 30, 2010).  The DPUC’s decision states that final determination regarding prudent construction costs will be made in the 2013 revenue requirements proceeding to be filed in 2012 after the GenConn Devon and GenConn Middletown facilities are operational and costs are complete.

The four units at the GenConn Devon facility have been released to the ISO-NE LFRM (three in June 2010 and one in July 2010), but GenConn incurred availability penalties for such units not being available to the ISO-NE LFRM as of June 1, 2010.  GenConn was able to mitigate these penalties by obtaining coverage for the unavailable capacity.  UI’s 50% share in the income (loss) from equity investments of $0.9 million, included in UIL Holdings’ consolidated financial statements as of June 30, 2010, includes these mitigated penalties, as well as ISO-NE revenues for units that were released to the ISO-NE LFRM, revenues associated with its CfD with CL&P, and normal operating expenses.

GenConn filed a rate case request with the DPUC on July 30, 2010, seeking approval of 2011 revenue requirements for the period commencing January 1, 2011 for the GenConn Devon facility and June 1, 2011 for the GenConn Middletown facility.  As a result of changed financial market conditions and updated cost information, GenConn project costs have increased over the proposal it originally submitted to the DPUC.  The increase was driven primarily by increased financing costs and the cost to build interconnection facilities at the Middletown site.  The DPUC has ruled that prudently incurred financing costs, interconnection costs and taxes will be recoverable and, therefore, GenConn expects to recover such costs in DPUC-approved future revenues.  The CfDs provide for a true-up of revenue from the ISO New England Markets in which GenConn participates to DPUC-approved revenue requirements.

Pension and Postretirement Expenses

In response to the Internal Revenue Service (IRS) mandated change in mortality tables utilized for certain Employee Retirement Income Security Act of 1974 (ERISA)-related liability calculations, effective January 1, 2007, the DPUC allowed regulatory treatment for the change in pension and postretirement expenses resulting from the use of the new mortality tables.  In the 2009 Decisions, the DPUC approved the recovery of these expenses over a four-year period beginning in 2009.  As of June 30, 2010, the remaining regulatory asset was approximately $2.7 million.

The 2009 Decisions also provide for the establishment of an annual regulatory asset to address a portion of the actual increase in pension and postretirement expense for each of 2009 and 2010.  For 2009, UI recorded a regulatory asset of approximately $10.2 million which will be recovered fully in the 2010 rate year.  As of June 30, 2010, the remaining annual pension regulatory asset was approximately $6.1 million.  Additionally, $11.4 million will be recovered in rates in the 2010 rate year for UI’s estimate of 2010 pension and postretirement expense.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

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

UI has wholesale power supply agreements in place for the supply of all of UI’s standard service customers for all of 2010, 90% for 2011 and 30% for 2012.  Supplier of last resort service is procured on a quarterly basis.  UI determined that its contracts for standard service and supplier of last resort service are derivatives under ASC 815 “Derivatives and Hedging” and elected the “normal purchase, normal sale” exception under ASC 815 “Derivatives and Hedging”.  As such, UI regularly assesses the accounting treatment for its power supply contracts.  These wholesale power supply agreements contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt was to fall below investment grade.  In May 2010, Moody’s Investor Services (Moody’s) released its updated credit opinion for UI and maintained its Baa2 rating with a stable outlook.  In May 2010, Standard & Poors’ Investor Services (S&P) released its updated credit opinion for UI maintaining its BBB rating.  If UI’s credit rating were to decline one rating and UI were to be placed on negative credit watch, monthly amounts due and payable to the power suppliers would be accelerated to semi-monthly payments.  UI’s credit rating would have to decline two ratings to fall below investment grade at either rating service.  If this were to occur, UI would have to deliver collateral security in an amount equal to the receivables due to the sellers for the thirty day period immediately preceding the default notice.  If such a situation had been in effect as of June 30, 2010, UI would have had to post approximately $19.5 million in collateral.

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

The DPUC has determined that costs associated with these CfDs will be recoverable by UI and CL&P, and in accordance with ASC 980 "Regulated Operations", UI has deferred recognition of costs (a regulatory asset) or obligations (a regulatory liability).  The above contracts are derivatives and they, along with the contracts for standard service and supplier of last resort service discussed in the Power Supply Arrangement discussion above and the financial transmission rights (FTRs) discussed below, are the Company’s only derivative instruments.  The CfDs are marked-to-market in accordance with ASC 815.  For those CfDs signed by CL&P, UI records its approximate 20% portion of CL&P’s derivative, pursuant to the sharing agreement noted above.  As of June 30, 2010, UI has recorded a gross derivative asset of $32.4 million ($6.4 million related to its portion of CL&P’s derivative assets), a regulatory asset of $80.2 million, a gross derivative liability of $106.2 million ($73.7 million related to its portion of CL&P’s derivative liabilities) and a regulatory liability of $6.4 million in the accompanying Consolidated Balance Sheet.  See Note (K) “Fair Value of Financial Instruments” for additional CfD information.

On February 7, 2010, an explosion occurred at the construction site of the nearly completed 620-megawatt plant being built by Kleen Energy Systems, LLC (“Kleen”), one of the four capacity resources selected by the DPUC to create new or incremental capacity resources as noted above.  As noted above, CL&P has executed CfDs with two of the selected projects, including the Kleen project.  The CfD with Kleen is subject to the sharing agreement between UI and CL&P whereby UI pays 20% of the costs and obtains 20% of the benefits of the contract.  The extent of damage and any resulting delay in the attainment of commercial operation is currently under review.  Based on information known to date, it appears to be reasonably likely that, at a minimum, there will be a delay in

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Kleen's attainment of commercial operation.  As such, during the first quarter of 2010, UIL Holdings adjusted the probability assumption input to the expected cash flow analysis, significantly reducing the fair value of the related regulatory asset and derivative liability on the Consolidated Balance Sheet.  This change did not have an impact on UIL Holdings’ Consolidated Statement of Income.

The unrealized gains and losses from mark-to-market adjustments to derivatives recorded in regulatory assets or regulatory liabilities for the three and six month periods ended June 30, 2010 and 2009 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In Thousands)		(In Thousands)

Regulatory Assets - Derivative assets	$4,905	$517	$(57,552)	$13,872

Regulatory Liabilities - Derivative liabilities	$(192)	$(613)	$(93)	$(1,725)

The reduction in the probability of Kleen’s attainment of commercial operation, as discussed above, resulted in the reduction of UI’s projected derivative liability relating to UI’s CfD with Kleen.  The reduction of this derivative liability was the primary reason for the unrealized gain during the three and six month periods ended June 30, 2010.

The fair value of the gross derivative assets and liabilities as of June 30, 2010 and December 31, 2009 were as follows:

		June 30, 2010
	(In Thousands)

		Deferred Charges	Current	Noncurrent
	Current Assets	and Other Assets	Liabilities	Liabilities

Derivative assets/(liabilities), gross	$ 3,424	$ 29,010	3,802	$ 102,386

December 31, 2009
(In Thousands)

		Deferred Charges	Current	Noncurrent
	Current Assets	and Other Assets	Liabilities	Liabilities

Derivative assets/(liabilities), gross	$ 2,738	$ 27,956	$ 2,822	$ 159,271

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

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

In May 2008, several public entities, including the DPUC (petitioners), filed a petition with the United States Court of Appeals for the District of Columbia Circuit (U.S. Court of Appeals) challenging the Rehearing Order.  In January 2010, the U.S. Court of Appeals issued a decision upholding the FERC order, and in April 2010, it denied the petitioners request for a rehearing by the full court.

UI’s overall transmission ROE is determined by the mix of UI’s transmission rate base between new and existing transmission assets, and whether such assets are PTF or non-PTF.  UI’s transmission assets are primarily PTF.  For 2010, UI is estimating an overall allowed weighted-average ROE for its transmission business in the range of 12.3% to 12.5%.

New England East-West Solution

On July 14, 2010, UI entered into an agreement (Agreement) with CL&P, under which UI will have the right to invest in and own transmission assets associated with the Connecticut portion of CL&P’s New England East West Solution (NEEWS) projects to improve regional energy reliability.  The Agreement is subject to state and federal regulatory approval.  On July 15, 2010, UI and CL&P filed a joint application with the DPUC requesting such approval.

NEEWS consists of four inter-related transmission projects being developed by subsidiaries of Northeast Utilities (NU), the parent company of CL&P, in collaboration with National Grid USA.  Three of the projects have portions sited in Connecticut:  (1) the Greater Springfield Reliability Project, (2) the Interstate Reliability Project and (3) the Central Connecticut Reliability Project.  Based on data prepared by CL&P, UI expects that the cost of building the Connecticut portions of these projects will be approximately $711 million.

Under the terms of the Agreement, UI has the option to make quarterly payments to CL&P in exchange for ownership of specific transmission assets as they come into commercial operation.  Following regulatory approval, UI will have the right to invest up to the greater of $60 million or an amount equal to 8.4% of CL&P’s costs for the Connecticut portions of these projects.  As assets come into commercial operation, CL&P will transfer title to transmission assets such as poles and wires to UI in proportion to its investments, but CL&P will continue to maintain these portions of the transmission system pursuant to an operating and maintenance agreement with UI.  Also, under the terms of the Agreement, there are certain circumstances under which CL&P can terminate the Agreement.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Court of Appeals seeking judicial review of the FERC’s May 2007 and January 2009 orders.  In May 2010, the parties withdrew their petition for judicial review and the U.S. Court of Appeals dismissed the cases.

(D)  SHORT-TERM CREDIT ARRANGEMENTS

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

As of June 30, 2010, UI had $25 million outstanding under the facility.  UIL Holdings had $5 million in short-term borrowings outstanding under the facility, as well as a standby letter of credit outstanding in the amount of $1 million that expired on January 31, 2010, but is expected to be automatically extended for one year periods from the expiration date (or any future expiration date), unless the issuer bank elects not to extend.  Available credit under this facility at June 30, 2010 was $144 million for UI and UIL Holdings in the aggregate.  UIL Holdings records borrowings under this facility as short-term debt, but the agreement has longer term commitments from banks allowing the Company to borrow and reborrow funds, at its option, to December 22, 2011, thus affording it flexibility in managing its working capital requirements.

UIL Holdings has a money market loan arrangement with JPMorgan Chase Bank.  This is an uncommitted short-term borrowing arrangement under which JPMorgan Chase Bank may make loans to UIL Holdings for fixed periods, depending on UIL Holdings’ credit rating, the Bank’s credit requirements, and conditions in the financial markets.  JPMorgan Securities, Inc. acts as an agent and sells the loans to investors.  As of June 30, 2010, UIL Holdings had no short-term borrowings outstanding under this arrangement.

(E) INCOME TAXES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
(In Thousands)
Income tax expense consists of:
Income tax provisions (benefit):
Current
Federal	$14,140	$7,019	$26,766	$13,030
State	3,170	1,315	5,752	2,402
Total current	17,310	8,334	32,518	15,432
Deferred
Federal	(5,937)	1,325	(9,123)	3,168
State	(2,410)	(489)	(4,054)	(861)
Total deferred	(8,347)	836	(13,177)	2,307

Investment tax credits	(36)	(36)	(73)	(73)

Total income tax expense	$8,927	$9,134	$19,268	$17,666

Income tax components charged as follows:
Operating tax expense	$12,084	$9,761	$22,548	$19,194
Nonoperating tax benefit	(2,630)	(633)	(2,756)	(1,489)
Equity Investments tax expense (benefit)	(527)	6	(524)	(39)

Total income tax expense	$8,927	$9,134	$19,268	$17,666

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

The combined statutory federal and state income tax rates for UIL Holdings for the three and six month periods ended June 30, 2010 and 2009 were 40.4% and 39.9%, respectively.  The increase in the combined statutory federal and state income tax rate for the 2010 periods was due to legislation enacted in Connecticut in the third quarter of 2009 which imposed a 10% surcharge on the corporation business tax.  This surcharge increased the statutory rate of Connecticut corporation business tax rate from 7.5% to 8.3%.

Differences in the treatment of certain transactions for book and tax purposes occur which cause the rate of UIL Holdings’ reported income tax expense to differ from the statutory tax rate described above.  The effective book income tax rates for the three and six month periods ended June 30, 2010 were 46.9% and 42.4%, as compared to 39.9% and 40.6% for the three and six month periods ended June 30, 2009.  The increase in the 2010 effective book income tax rates was due primarily to the non-normalized effect associated with increased nuclear stranded cost amortization in the CTA in the second quarter of 2010.

The increase in current income tax expense for the three and six month periods ended June 30, 2010, compared to the three and six month periods ended June 30, 2009, is primarily due to higher transmission revenues.  This current tax effect is deferred for book purposes resulting in an offsetting decrease to deferred tax expense.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)
(F) SUPPLEMENTARY INFORMATION

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In Thousands)
Operating Revenues
Retail	$174,307	$182,311	$361,127	$394,473
Wholesale	61	-	61	202
Other	32,748	18,054	66,208	41,199
Total Operating Revenues	$207,116	$200,365	$427,396	$435,874

Depreciation and Amortization
Utility property, plant, and equipment depreciation	$13,191	$12,202	$26,146	$24,225
Non-utility property, plant, and equipment depreciation	-	47	-	93
Total Depreciation	13,191	12,249	26,146	24,318
Amortization of nuclear plant regulatory assets (CTA)	10,485	10,108	22,529	21,758
Amortization of intangibles	13	12	23	21
Amortization of other regulatory assets	3,349	440	5,591	699
Total Amortization	13,847	10,560	28,143	22,478
Total Depreciation and Amortization	$27,038	$22,809	$54,289	$46,796

Taxes - Other than Income Taxes
Operating:
Connecticut gross earnings	$10,868	$8,096	$21,952	$16,842
Local real estate and personal property	4,485	3,597	9,032	7,415
Payroll taxes	1,239	1,221	3,312	3,151
Total Taxes - Other than Income Taxes	$16,592	$12,914	$34,296	$27,408

Other Income and (Deductions), net
Interest income (Note H)	$1,068	$786	$2,063	$1,447
Allowance for funds used during construction	2,741	419	4,692	823
Conservation & Load Management incentive	361	305	645	594
Energy generation and load curtailment incentives	863	26	882	217
ISO load response, net	545	281	1,052	630
Miscellaneous other income and (deductions), net	(674)	529	(374)	106
Total Other Income and (Deductions), net	$4,904	$2,346	$8,960	$3,817

Other Interest, net
Notes Payable	$38	$224	$64	$623
Other	100	196	355	288
Total Other Interest, net	$138	$420	$419	$911

(G)  PENSION AND OTHER BENEFITS

The United Illuminating Company Pension Plan covers the majority of the officers and employees of UIL Holdings and UI.  UI also has a non-qualified supplemental pension plan for certain employees and a non-qualified retiree-only pension plan for certain early retirement benefits.

UI has a supplemental retirement benefit trust and, through this trust, purchased life insurance policies on certain officers of UI to fund the future liability under the non-qualified supplemental pension plan.  The cash surrender value of these policies is included in “Other Investments” on the Consolidated Balance Sheet and is marked-to-market.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

The following tables represent the components of net periodic benefit cost for pension and other postretirement benefits (OPEB) for the three and six month periods ended June 30, 2010 and 2009:

	Three Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$1,781	$1,534	$340	$333
Interest cost	5,272	5,231	983	1,035
Expected return on plan assets	(4,766)	(4,279)	(439)	(410)
Amortization of:
Prior service costs	161	174	(25)	(25)
Transition obligation (asset)	-	-	264	264
Actuarial (gain) loss	3,076	3,606	487	672
Net periodic benefit cost (1)	$5,524	$6,266	$1,610	$1,869

	Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$3,561	$3,067	$680	$667
Interest cost	10,544	10,463	1,965	2,069
Expected return on plan assets	(9,533)	(8,557)	(877)	(820)
Amortization of:
Prior service costs	323	349	(51)	(50)
Transition obligation (asset)	-	-	529	529
Actuarial (gain) loss	6,154	7,212	975	1,343
Net periodic benefit cost (1)	$11,049	$12,534	$3,221	$3,738

(1) For the three month period ended June 30, 2009, UI recorded $2.3 million of pension expense and $0.5 million of OPEB expense as a regulatory asset. For the six month period ended
June 30, 2009, UI recorded $4.6 million of pension expense and $0.9 million of OPEB expense as a regulatory asset. These amounts reflect the establishment of an annual regulatory asset, as approved by the DPUC, to address the actual increase in pension and post-retirement expense for 2009 (see Note (C), Regulatory Proceedings).

The following actuarial weighted-average assumptions were used in calculating net periodic benefit cost for the three and six month periods ended June 30, 2010 and 2009:

	Three and Six Months Ended June 30,
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

N/A – not applicable

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Asset values of funded pension and postretirement plans as of June 30, 2010 and December 31, 2009 were approximately $217.9 million and $231.3 million, respectively.  While there was no minimum required pension contribution for the 2009 plan year, UI currently expects to make total contributions of approximately $8 million in 2010 and $21 million in 2011, subject to true-ups of actuarial data.

(H)  RELATED PARTY TRANSACTIONS

Arnold L. Chase, a Director of UIL Holdings since 1999, holds a beneficial interest in the building located at 157 Church Street, New Haven, Connecticut, where UI leases office space for its corporate headquarters.  UI’s lease payments for this office space totaled $5.2 million and $5.5 million for the six month periods ended June 30, 2010 and 2009, respectively.  For the three month periods ended June 30, 2010 and 2009, such lease payments totaled $2.5 million and $2.9 million, respectively.

GenConn, of which UI is a 50-50 joint-venturer, had signed a promissory note (the “Loan”) with UI under which UI advanced up to an aggregate principal amount of $48.5 million to fund GenConn’s construction and other cash needs until permanent financing was arranged.  In connection with the EBL obtained by UI and the Project Financing obtained by GenConn on April 27, 2009, all outstanding balances on the Loan were replaced by a new promissory note, the balance of which was $115.9 million as of June 30, 2010.  See “Note (B) – Capitalization – Long-Term Debt” for further discussion regarding the EBL.  Additionally, for the three and six month periods ended June 30, 2010, $0.9 million and $1.8 million, respectively, of interest income related to the promissory note is included in other income and (deductions), net in the accompanying Consolidated Statement of Income, which is fully offset by the interest expense incurred by UI under the EBL.

(J)  COMMITMENTS AND CONTINGENCIES

Connecticut Yankee Atomic Power Company

UI has a 9.5% stock ownership share in the Connecticut Yankee Atomic Power Company (Connecticut Yankee), the carrying value of which was $0.3 million as of June 30, 2010.  In 1996, the Board of Directors of Connecticut Yankee voted unanimously to retire the Connecticut Yankee nuclear plant (the Connecticut Yankee Unit) from commercial operation.  A settlement agreement approved by the FERC that became effective in 2000 allows Connecticut Yankee to collect, through the power contracts with the unit’s owners, the FERC-approved decommissioning costs, other costs associated with the permanent shutdown of the Connecticut Yankee Unit, the unrecovered investment in the Connecticut Yankee Unit, and a return on equity of 6%.  The decommissioning project was completed in 2007.  In October 2007, the Connecticut Department of Environmental Protection (CDEP) approved Connecticut Yankee’s application for a Stewardship Permit which states that all corrective action measures required at the Connecticut Yankee site pursuant to Connecticut law have been completed subject to post-remediation groundwater monitoring.  In November 2007, the Nuclear Regulatory Commission (NRC) issued a license reduction for the Connecticut Yankee site limiting it to the independent spent-fuel storage installation (ISFSI) (see DOE Spent Fuel Litigation below).

Connecticut Yankee updates the cost of its remaining decommissioning activity, which consists primarily of ground water monitoring and nuclear fuel storage, at least annually, and more often as needed, and provides UI with a projected recovery schedule depicting annual costs expected to be billed to UI, including a return on investment over the term of the projected recovery period.  The present value of these costs is calculated using UI’s weighted-average cost of capital and, after consideration of recoverability, recorded as a Connecticut Yankee Contract Obligation and a corresponding regulatory asset.  At June 30, 2010, UI has regulatory approval to recover in future rates (through the CTA) its $19.5 million regulatory asset for Connecticut Yankee over a term ending in 2015.

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

Hydro-Quebec

UI is a participant in the Hydro-Quebec (HQ) transmission tie facility linking New England and Quebec, Canada.  UI has a 5.45% participating share in this facility, which has a maximum 2000-megawatt equivalent generation capacity value.  In April 1991, UI furnished a guarantee in the amount of $11.7 million, for its participating share of the debt financing for one phase of this facility.  The amount of this guarantee, which expires in August 2015, is reduced monthly, proportionate with principal paid on the underlying debt.  As of June 30, 2010, the amount of UI’s guarantee for this debt totaled approximately $1.6 million.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

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

The City and developer released UI from any further liability with respect to the Steel Point property after title transferred, and the City and/or developer has indemnified UI for environmental matters related to the Steel Point property.  The Steel Point property includes the land up to the bulkhead.  The sole exception to the indemnity regarding the Steel Point property is for personal injury claims brought against UI by UI employees or contractors hired by UI relating to incidents that occurred on the site before title transferred to the City.  In addition, the MOU provides that there is no indemnity for liability related to contaminated harbor sediments.  UI is not aware of any such claims.  UI would seek to recover any uninsured costs related to such sediments that are UI’s responsibility, to the extent incurred, through the CTA, in accordance with the ratemaking treatment approved in the DPUC’s July 2006 decision.

A site on the Mill River in New Haven was conveyed by UI in 2000 to an unaffiliated entity, Quinnipiac Energy LLC (QE), reserving to UI permanent easements for the operation of its transmission facilities on the site.  At the time of the sale, a fund of approximately $1.9 million, an amount equal to the then-current estimate for remediation, was placed in escrow for purposes of bringing soil and groundwater on the site into compliance with applicable environmental laws.  Approximately $0.1 million of the escrow fund remains unexpended.  QE has since sold the property to Evergreen Power, LLC (Evergreen Power) and Asnat Realty LLC (Asnat).  UI is unaware of what agreement was reached between QE and Evergreen Power and Asnat regarding future environmental liability or what remediation activity remains to be undertaken at the site.  UI could be required by applicable environmental laws to finish remediating any subsurface contamination at the site if it is determined that QE and/or Evergreen Power and Asnat have not completed the appropriate environmental remediation at the site.  UI has not updated the original $1.9 million remediation estimate, and does not have specific knowledge of any remediation work done, or remaining to be done on behalf of QE or any subsequent owner.  In July 2008, Evergreen Power and Asnat submitted a claim to UI seeking compensation for environmental remediation on the property, including the existing building which remains on the site.   UIL Holdings cannot presently assess the potential financial impact, if any, of this claim.  As such, as of June 30, 2010, no liability related to this claim has been recorded.

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

Middletown/Norwalk Transmission Project (the Project)

The general contractor and two subcontractors responsible for civil construction work in connection with the installation of UI’s portion of the Middletown/Norwalk Transmission Project’s underground electric cable system have filed lawsuits seeking payment for change order requests for approximately $34.5 million, plus interest and costs.  UI is currently awaiting a court conference date and intends to defend the litigation.  To the extent that UI is required to satisfy any of the change order requests, UI would seek recovery through its transmission revenue requirement.

In 2008, UI funded escrow accounts for certain retention amounts withheld by UI which were to remain in place until the completion of the verification of fulfillment of contractor obligations.  As of June 30, 2010, the balance of these escrow accounts was zero, as all remaining withheld retention amounts were paid to the contractors during the first quarter of 2010.

GenConn

The former general contractor responsible for the construction at the GenConn Devon facility has notified GenConn that it is seeking approximately $6.5 million related to alleged scope and rework changes.   GenConn is reviewing the change order requests and cannot presently assess their merit.  To the extent that GenConn is required to satisfy any of the change order requests, GenConn would expect to recover such costs through its revenue requirements.  The former general contractor also notified GenConn that it is planning to submit a delay and impact claim under the terms of its contract with GenConn.  This potential claim has been preliminarily estimated by the former general contractor to be approximately $16.5 million, subject to further review and adjustment.  The former general contractor has yet to file a formal delay and impact claim or provide supporting documentation.  As such, GenConn cannot make an assessment of the potential claim nor can it determine the extent to which such costs, if any, could be recovered through its revenue requirements.  To the extent that there is any financial impact on GenConn’s financial statements, the effect on UIL Holdings financial statements will be reflected in the carrying value of its 50% ownership position in GenConn and through “Income (Loss) from Equity Investments” in the Consolidated Statement of Income.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Property Tax Assessment

In 2007, UI received notice from the City of Bridgeport (Bridgeport) that the personal property tax assessment for October 1, 2006 had been increased from the amount declared by UI of $55.7 million to $69.7 million, based upon the assertion by Bridgeport that UI’s property tax declaration was not timely filed.  UI mailed the declarations prior to the November 1, 2006 filing deadline, but the assessor asserted that the declarations were received after November 1, 2006 and were thus not timely filed.  UI appealed the increased assessment to the Bridgeport Board of Assessment Appeal which denied the appeal.  UI believed that its property tax declaration was filed on a timely basis under Connecticut law and contested the increased assessment in the Superior Court of the State of Connecticut.  UI paid its property tax obligations to Bridgeport, which included the increased assessment of $0.6 million, in order to avoid any potential interest charges applicable to unpaid property tax assessments and amended its complaint with the Superior Court to seek a refund of the $0.6 million payment.   In May 2010, UI and Bridgeport agreed to a settlement of this litigation which entitled UI to a refund of $0.4 million of the $0.6 million previously paid.  UI claimed the $0.4 million as a credit against its payment of property taxes to Bridgeport during July 2010.

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

The $2.5 million guarantee supports an HQ guarantee to the Long Island Power Authority to provide for damages in the event of a delay in the date of achieving commercial operation of the Cross-Sound cable.  UIL Holdings expects commercial operating status to be maintained and, accordingly, it has not recorded a liability related to this guarantee in its Consolidated Balance Sheet as of June 30, 2010.

The $1.3 million guarantee supports an agreement under which Cross-Sound is providing compensation to shell fishermen for their losses, including loss of income, incurred as a result of the installation of the cable.  The payments to the fishermen are being made over a 10-year period, ending October 2013, and the obligation under this guarantee reduces proportionately with each payment made. As of June 30, 2010, the remaining amount of the guarantee was $0.9 million.  UIL Holdings believes there is a low probability that it would be required to fund this guarantee and, as such, has not recorded a liability related to this guarantee in its Consolidated Balance Sheet as of June 30, 2010.
Xcelecom

UIL Holdings also has exposure relating to its indemnification obligations to the buyers of the former Xcelecom companies under the agreements relating to the sales of those companies and to the sureties that have provided performance bonds to certain former Xcelecom companies related to projects bid or awarded prior to the sales of those companies.  As of June 30, 2010, sureties had issued bonds for the account of Xcelecom in the aggregate amount of approximately $4.8 million.  There are no remaining costs to complete the projects covered by such surety bonds as of June 30, 2010 and UIL Holdings does not expect to be required to make any payments to sureties.  As such, UIL Holdings has not recorded a liability in its Consolidated Balance Sheet as of June 30, 2010.

The buyer of the former Xcelecom companies comprising its systems integration business signed a promissory note payable to Xcelecom or UIL Holdings in connection with the sale of that business, which totals $1.5 million as of June 30, 2010.  The promissory note calls for monthly principal payments beginning on July 31, 2010, with full payment in September 2011.  The buyer is currently paying principal and interest on a monthly basis.

Acquisition Purchase Agreement Termination Fee

On May 25, 2010, UIL Holdings entered into the Purchase Agreement with Seller which provides for the sale of SCG, CNG, and Berkshire to UIL Holdings.  The Purchase Agreement contains termination rights for both UIL Holdings and Seller.  Certain of the termination rights, such as termination by mutual agreement of the parties, do not require UIL Holdings to pay any termination fee.  However, UIL Holdings would be required to pay to Seller the

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Termination Fee if the Purchase Agreement is terminated under certain circumstances.  See Note A “Organization and Statement of Accounting Policies”, for further information.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

The following tables set forth, by level within the fair value hierarchy, UIL Holdings’ financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2010 and December 31, 2009.

	June 30, 2010

	Level 1	Level 2	Level 3	Total
	(In Thousands)

Assets:
Derivative assets	$-	$-	$32,434	$32,434
Deferred Compensation Plan	3,418	-		3,418
Supplemental retirement benefit trust life insurance policies (Note G)	4,807	-		4,807
	$8,225	$-	$32,434	$40,659

Liabilities:
Derivative liabilities	$-	$-	$106,188	$106,188

Net fair value assets/(liabilities), June 30, 2010	$8,225	$-	$(73,754)	$(65,529)

	December 31, 2009

	Level 1	Level 2	Level 3	Total
	(In Thousands)

Assets:
Derivative assets	$-	$-	$30,694	$30,694
Deferred Compensation Plan	3,367	-	-	3,367
Supplemental retirement benefit trust life insurance policies (Note G)	5,071	-	-	5,071
	$8,438	$-	$30,694	$39,132

Liabilities:
Derivative liabilities	$-	$-	$162,093	$162,093

Net fair value assets/(liabilities), December 31, 2009	$8,438	$-	$(131,399)	$(122,961)

The determination of fair value of the derivative assets and liabilities, which primarily consist of contracts for differences, was based on a probability-based expected cash flow analysis that was discounted at the June 30, 2010 or December 31, 2009 risk-free interest rates, as applicable, and an adjustment for non-performance risk using credit default swap rates.  Certain management assumptions were required, including development of pricing that extended over the term of the contracts.  In addition, UIL performed an assessment of risks related to obtaining regulatory, legal and siting approvals, as well as obtaining financing resources and ultimately attaining commercial operation.   The DPUC has determined that changes in fair value associated with the contracts for differences are fully recoverable.  As a result, such changes have no impact on UIL Holdings’ net income.

On February 7, 2010, an explosion occurred at the construction site of the nearly completed 620-megawatt plant being built by Kleen Energy Systems, LLC (“Kleen”), one of the four capacity resources selected by the DPUC to create new or incremental capacity resources as noted above.  CL&P has executed CfDs with two of the selected projects, including the Kleen project.  The CfD with Kleen is subject to the sharing agreement between UI and CL&P whereby UI pays 20% of the costs and obtains 20% of the benefits of the contract.  The extent of damage and any resulting delay in the attainment of commercial operation is currently under review.  Based on information known to date, it appears to be reasonably likely that, at a minimum, there will be a delay in Kleen's attainment of commercial operation.  As such, during the first quarter of 2010, UIL Holdings adjusted the probability assumption input to the expected cash flow analysis, significantly reducing the fair value of the related regulatory asset and derivative liability on the Consolidated Balance Sheet.  This change did not have an impact on UIL Holdings’ Consolidated Statement of Income.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Under the UIL Deferred Compensation Plan (DCP), directors, named executive officers and certain other executives may elect to defer certain elements of compensation.  Participants in the DCP are permitted to direct investments of their elective deferral accounts into ‘deemed’ investments consisting of non-publicly traded mutual funds available through variable insurance products, and Company common stock equivalents.  These investments, which are actively traded in sufficient frequency and volume to provide pricing information on an ongoing basis, are marked-to-market in accordance with ASC 815 based upon such pricing information.

The following tables set forth a reconciliation of changes in the fair value of the assets and liabilities above that are classified as Level 3 in the fair value hierarchy for the six month period ended June 30, 2010.  The reduction in the probability of Kleen’s attainment of commercial operation, as discussed above, resulted in the reduction of UI’s projected derivative liability relating to UI’s CfD with Kleen.  The reduction of this derivative liability was the primary reason for the increase in the net fair value of the net derivative assets/(liabilities) during the six month period ended June 30, 2010 .

Six Months Ended
June 30, 2010
(In Thousands)

Net derivative assets/(liabilities), December 31, 2009	$(131,399)
Unrealized gains and (losses), net	57,645
Purchases, issuances, and settlements	-
Transfers in and/or out of Level 3	-
Net derivative assets/(liabilities), June 30, 2010	$(73,754)

Change in unrealized gains (losses), net relating to net derivative assets/(liabilities), still held as of June 30, 2010	$57,645

The unrealized loss relating to net derivative assets/(liabilities) for the comparable prior year period, the six months ended June 30, 2009, was $12.1 million which was primarily due to an increase in the probability of one of the contract for differences projects attaining commercial operation.

The following table sets forth a reconciliation of changes in the net regulatory asset/(liability) balances that were established to recover any unrealized gains/(losses) associated with the derivative assets/(liabilities) for the six month period ended June 30, 2010.  The amounts offset the net derivative assets/(liabilities) detailed above.

Six Months Ended
June 30, 2010
(In Thousands)

Net regulatory assets/(liabilities), December 31, 2009	$131,399
Unrealized (gains) and losses, net	(57,645)
Net regulatory assets/(liabilities), June 30, 2010	$73,754

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

	Three months ended June 30, 2010
	(In Thousands)
	UI
	Distribution	Transmission	Total UI	Other (1)	Total
Operating Revenues	$162,142	$44,971	$207,113	$3	$207,116
Purchased power	53,567	-	53,567	-	53,567
Operation and maintenance	55,382	6,870	62,252	115	62,367
Transmission wholesale	-	15,339	15,339	-	15,339
Depreciation and amortization	23,788	3,238	27,026	12	27,038
Taxes - other than income taxes	10,408	6,184	16,592	-	16,592
Acquisition-related costs	-	-	-	6,700	6,700
Operating Income	18,997	13,340	32,337	(6,824)	25,513

Other Income and (Deductions), net	4,124	648	4,772	132	4,904

Interest Charges, net	6,610	2,915	9,525	942	10,467

Income Before Income Taxes and Equity Earnings	16,511	11,073	27,584	(7,634)	19,950
Income Taxes	7,653	3,982	11,635	(2,708)	8,927
Income Before Equity Earnings	8,858	7,091	15,949	(4,926)	11,023
Income (Loss) from Equity Investments	(897)	-	(897)	-	(897)
Net Income	$7,961	$7,091	$15,052	$(4,926)	$10,126

	Three months ended June 30, 2009
	(In Thousands)
	UI
	Distribution	Transmission	Total UI	Other (1)	Total
Operating Revenues	$162,873	$37,288	$200,161	$204	$200,365
Purchased power	71,972	-	71,972	-	71,972
Operation and maintenance	43,860	6,481	50,341	69	50,410
Transmission wholesale	-	11,322	11,322	-	11,322
Depreciation and amortization	19,741	3,011	22,752	57	22,809
Taxes - other than income taxes	9,251	3,660	12,911	3	12,914
Operating Income	18,049	12,814	30,863	75	30,938

Other Income and (Deductions), net	2,218	80	2,298	48	2,346

Interest Charges, net	6,542	2,861	9,403	994	10,397

Income Before Income Taxes and Equity Earnings	13,725	10,033	23,758	(871)	22,887
Income Taxes	5,671	3,769	9,440	(306)	9,134
Income Before Equity Earnings	8,054	6,264	14,318	(565)	13,753
Income (Loss) from Equity Investments	16	-	16	-	16
Net Income	$8,070	$6,264	$14,334	$(565)	$13,769

(1) Includes UIL Holdings Corporate and UIL Holdings' non-utility activities.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

	Six months ended June 30, 2010
	(In Thousands)
	UI
	Distribution	Transmission	Total UI	Other (1)	Total
Operating Revenues	$337,232	$90,157	$427,389	$7	$427,396
Purchased power	128,915	-	128,915	-	128,915
Operation and maintenance	99,697	13,957	113,654	334	113,988
Transmission wholesale	-	30,815	30,815	-	30,815
Depreciation and amortization	47,857	6,410	54,267	22	54,289
Taxes - other than income taxes	21,844	12,452	34,296	-	34,296
Acquisition-related costs	-	-	-	6,700	6,700
Operating Income	38,919	26,523	65,442	(7,049)	58,393

Other Income and (Deductions), net	7,579	1,039	8,618	342	8,960

Interest Charges, net	13,268	5,852	19,120	1,898	21,018

Income Before Income Taxes and Equity Earnings	33,230	21,710	54,940	(8,605)	46,335
Income Taxes	14,453	7,899	22,352	(3,084)	19,268
Income Before Equity Earnings	18,777	13,811	32,588	(5,521)	27,067
Income (Loss) from Equity Investments	(889)	-	(889)	-	(889)
Net Income	$17,888	$13,811	$31,699	$(5,521)	$26,178

	Six months ended June 30, 2009
	(In Thousands)
	UI
	Distribution	Transmission	Total UI	Other (1)	Total
Operating Revenues	$359,580	$75,853	$435,433	$441	$435,874
Purchased power	175,539	-	175,539	-	175,539
Operation and maintenance	89,176	13,235	102,411	506	102,917
Transmission wholesale	-	23,789	23,789	-	23,789
Depreciation and amortization	40,724	5,959	46,683	113	46,796
Taxes - other than income taxes	19,791	7,611	27,402	6	27,408
Operating Income	34,350	25,259	59,609	(184)	59,425

Other Income and (Deductions), net	3,624	140	3,764	53	3,817

Interest Charges, net	12,076	5,599	17,675	2,118	19,793

Income Before Income Taxes and Equity Earnings	25,898	19,800	45,698	(2,249)	43,449
Income Taxes	11,070	7,434	18,504	(838)	17,666
Income Before Equity Earnings	14,828	12,366	27,194	(1,411)	25,783
Income (Loss) from Equity Investments	28	-	28	-	28
Net Income	$14,856	$12,366	$27,222	$(1,411)	$25,811

	UI (2)
	Distribution	Transmission	Total UI	Other (1)	Total
Total Assets at June 30, 2010	$-	$-	$2,179,649	$15,506	$2,195,155

Total Assets at December 31, 2009	$-	$-	$2,203,062	$18,698	$2,221,760

(1) Includes UIL Holdings Corporate and UIL Holdings' non-utility activities.
(2) Information for segmenting total assets between Distribution and Transmission is not available. Total UI assets are disclosed in the Total UI column. Net plant in service is segregated by segment and, as of June 30, 2010, was $729.5 million and $477.1 million for Distribution and Transmission, respectively. As of December 31, 2009, net plant in service was $691.1 million and $461.8 million for Distribution and Transmission, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained herein, regarding matters that are not historical facts, are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995).  These include statements regarding management’s intentions, plans, beliefs, expectations or forecasts for the future.  Such forward-looking statements are based on UIL Holdings Corporation’s expectations and involve risks and uncertainties; consequently, actual results may differ materially from those expressed or implied in the statements.  Such risks and uncertainties include, but are not limited to, general economic conditions, legislative and regulatory changes, changes in demand for electricity and other products and services, unanticipated weather conditions, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental, and technological factors affecting the operations, markets, products and services of UIL Holdings Corporation’s subsidiary, The United Illuminating Company.  Such risks and uncertainties with respect to UIL Holdings’ pending transaction with Iberdrola USA, Inc. include, but are not limited to: the possibility that the proposed transaction is delayed or does not close, including due to the failure to receive required regulatory approvals, the taking of governmental action (including the passage of legislation) to block the transaction, or the failure of other closing conditions; the possibility that the expected benefits will not be realized, or will not be realized within the expected time period; and the ability to issue equity and debt securities upon terms and conditions UIL Holdings believes are appropriate.  The foregoing and other factors are discussed and should be reviewed in UIL Holdings Corporation’s most recent Annual Report on Form 10-K and other subsequent periodic filings with the Securities and Exchange Commission.  Forward-looking statements included herein speak only as of the date hereof and UIL Holdings Corporation undertakes no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or circumstances.

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

Pending Acquisition of The Southern Connecticut Gas Company, Connecticut Natural Gas Corporation and The Berkshire Gas Company

On May 25, 2010, UIL Holdings entered into a Purchase Agreement (the Purchase Agreement), with Iberdrola USA, Inc. (Seller), under which UIL Holdings will acquire (i) Connecticut Energy Corporation, the owner of The Southern Connecticut Gas Company (SCG), (ii) CTG Resources, Inc., the owner of Connecticut Natural Gas Corporation (CNG), and (iii) Berkshire Energy Resources, the owner of The Berkshire Gas Company (Berkshire), for $1.296 billion in cash, less net debt of approximately $411 million.  Accordingly, UIL Holdings expects to make a cash payment at closing of approximately $885 million, subject to post closing adjustments. As of December 31, 2009, the companies to be acquired had a combined customer total of approximately 369,000, approximately 130,000 of which will be customers of both UI and SCG.  After the closing, UIL Holdings’ customer base will increase to approximately 694,000.  UIL Holdings expects the acquisition to close in the first quarter of 2011.

UIL Holdings and Seller have made customary representations and warranties and covenants in the Purchase Agreement.  The transaction is subject to customary closing conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the HSR Act), receipt of required governmental approvals, including applicable state public utility regulatory approvals, and the absence of injunctions or restraints imposed by governmental entities.  For further discussion of the regulatory approval process, see Part I, Item 1, “Financial Statements – Notes to Consolidated Financial Statements – Note (C) – “Regulatory Proceedings.”

The Purchase Agreement also contains certain termination rights for both UIL Holdings and Seller, including a termination right for either party if the closing does not occur by May 25, 2011 and the terminating party has not caused the closing not to occur by breaching in any material respect its representations, warranties, covenants or agreements contained in the Purchase Agreement (provided that either party may postpone such date to August 25, 2011, if  the only closing conditions that remain to be satisfied are the receipt of governmental approvals or the expiration or termination of the HSR Act waiting period).  Certain of the termination rights, such as termination by mutual agreement of the parties, do not require UIL Holdings to pay any termination fee.  However, under the following circumstances, the Purchase Agreement may be terminated, and UIL Holdings would be required to pay to Seller a termination fee of $50 million (the Termination Fee):
•	by either party if state public utility regulatory approvals cannot be obtained;

•
by UIL Holdings if the Board of Directors of UIL Holdings reasonably determines in good faith that an offering of common stock to fund the acquisition (or any portion thereof) is not in the interests of UIL Holdings’ shareholders, subject to certain requirements to work with Seller to pursue alternative financing or extend the period provided by the Purchase Agreement for the pursuit of such an offering;

•
by UIL Holdings if state public utility regulatory approvals (i) materially and adversely impact UIL Holdings or any of the companies proposed to be acquired, or require divestments by UIL Holdings or material divestments by any of the companies proposed to be acquired, (ii) materially impair the expected benefits of the transaction, or (iii) materially impair UIL Holdings’ rights of ownership with respect to the companies proposed to be acquired;

•	by Seller if UIL Holdings does not close the acquisition because of any of the conditions listed in (i) through (iii) in the bullet point above;

•	by Seller if UIL Holdings has not obtained the financing necessary to fund the transaction by the end of the period provided by the Purchase Agreement for the pursuit of such financing; or

•	by Seller if there has been a material breach by UIL Holdings of its representations, warranties, covenants or agreements in the Purchase Agreement.

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

Generation

UI is a 50-50 joint venturer with NRG Energy, Inc. (NRG) in GCE Holding LLC, whose wholly owned subsidiary, GenConn Energy LLC (collectively “GenConn”), was chosen by the Connecticut Department of Public Utility Control (DPUC) to build new peaking generation plants to help address Connecticut’s growing need for more power generation during the heaviest load periods.

The two peaking generation projects, each with a nominal capacity of 200 megawatts (MW), are located at NRG’s existing Connecticut plant locations in Devon and Middletown.  GenConn’s Devon plant is now operating, and its Middletown plant is scheduled to be in operation by June 2011.  GenConn recovers its costs under a contract for differences (CfD) agreement which is cost of service based.  GenConn has signed CfDs for both projects with the Connecticut Light & Power Company (CL&P).  The cost of the contracts will be paid by customers and will be subject to a cost-sharing agreement whereby approximately 20% of the cost is borne by UI customers and approximately 80% by CL&P customers.

GenConn filed a rate case request with the DPUC in December 2009, seeking approval of 2010 revenue requirements for the period commencing June 1, 2010 for the GenConn Devon facility.  The DPUC issued a final decision on May 26, 2010, approving the proposed $18.7 million 2010 revenue requirement for the GenConn Devon plant.  GenConn has bid the full capacity of the GenConn Devon facility into the ISO New England, Inc. (ISO-NE) locational forward reserve market (LFRM) for the summer 2010 period (June 1, 2010 - September 30, 2010).  The DPUC’s decision states that final determination regarding prudent construction costs will be made in the 2013 revenue requirements proceeding to be filed in 2012 after the GenConn Devon and GenConn Middletown facilities are operational and costs are complete.

The four units at the GenConn Devon facility have been released to the ISO-NE LFRM (three in June 2010 and one in July 2010), but GenConn incurred availability penalties for such units not being available to the ISO-NE LFRM as of June 1, 2010.  GenConn was able to mitigate these penalties by obtaining coverage for the unavailable capacity.  UI’s 50% share in the income (loss) from equity investments of $0.9 million, included in UIL Holdings’ consolidated financial statements as of June 30, 2010, includes these mitigated penalties, as well as ISO-NE revenues for units that were released to the ISO-NE LFRM, revenues associated with its CfD with CL&P, and normal operating expenses.

GenConn filed a rate case request with the DPUC on July 30, 2010, seeking approval of 2011 revenue requirements for the period commencing January 1, 2011 for the GenConn Devon facility and June 1, 2011 for the GenConn Middletown facility.  As a result of changed financial market conditions and updated cost information, GenConn project costs have increased over the proposal it originally submitted to the DPUC.  The increase was driven primarily by increased financing costs and the cost to build interconnection facilities at the Middletown site.  The DPUC has ruled that prudently incurred financing costs, interconnection costs and taxes will be recoverable and, therefore, GenConn expects to recover such costs in DPUC-approved future revenues.  The CfDs provide for a true-up of revenue from the ISO New England Markets in which GenConn participates to DPUC approved revenue requirements.

Derivatives

In accordance with FASB ASC 820 “Fair Value Measurements and Disclosures” (ASC 820), UIL Holdings applies fair value measurements to certain assets and liabilities, a portion of which fall into Level 3 of the fair value hierarchy defined by ASC 820 as pricing inputs that include significant inputs that are generally less observable from objective sources.  As of June 30, 2010, the assets and liabilities that are accounted for at fair value on a recurring basis as Level 3 instruments include contracts for differences and financial transmission rights (FTRs), which represent 79.8% of the total amount of assets, and 100% of the total amount of liabilities accounted for at fair value on a recurring basis.  The determination of fair value of the Level 3 instruments is based on a probability-based expected cash flow analysis that is discounted at risk-free interest rates and an adjustment for non-performance risk using credit default swap rates.  Certain management assumptions were made in this valuation process, including development of pricing that extended over the term of the contracts.  In addition, UIL performs an assessment of risks related to obtaining regulatory, legal and siting approvals, as well as obtaining financing resources and ultimately attaining commercial operation.

The DPUC has determined that costs associated with the contracts for differences are fully recoverable.  As a result, there is no impact on UIL Holdings’ net income as any unrealized gains/(losses) resulting from quarterly mark-to-market adjustments are offset by the establishment of regulatory assets/(liabilities) that have been recognized for the purpose of such recovery.

Legislation & Regulation

Pending Acquisition of The Southern Connecticut Gas Company, Connecticut Natural Gas Corporation and The Berkshire Gas Company

As discussed above, on May 25, 2010, UIL Holdings entered into the Purchase Agreement with Seller which provides for the sale of SCG, CTG, and Berkshire to UIL Holdings.  Under the HSR Act, the parties to certain proposed transactions covered by the must submit premerger notification to the Federal Trade Commission and the U.S. Department of Justice which includes information about each company’s business.  The parties may not consummate the proposed transactions until the waiting period outlined in the HSR Act has passed.  UIL Holdings and Iberdrola USA each made its respective HSR Act filings on July 14, 2010.

The DPUC must approve UIL Holding’s acquisition of SCG and CNG, and the Massachusetts Department of Public Utilities (DPU) must approve the purchase of Berkshire.  On July 16, 2010, UI filed its application requesting approval with the DPUC.  The application requesting such approval from the DPU was filed on July 23, 2010.

In addition, SCG and CNG hold certain wireless radio station licenses from the Federal Communications Commission (FCC) pursuant to the Communications Act of 1934 with respect to dispatch center and certain communications equipment and devices.  Applications will be filed with the FCC for approval of the upstream change of control over the holder of the licenses in connection with the Purchase Agreement.

Rates

In rulings throughout 2009, the DPUC issued its final decision regarding UI’s application requesting an increase in distribution rates (the “2009 Decisions”), the results of which included a $6.8 million increase in revenue requirements for 2009, compared to 2008.  Because a larger, previously approved increase in revenue requirements for 2009 had gone into effect January 1, 2009, UI returned approximately $1.0 million to ratepayers through a one-time adjustment in April 2009.

The 2009 Decisions provided for an allowed distribution return on equity of 8.75%, a decrease from the previously approved 9.75%, and a capital structure of 50% equity and 50% debt, compared to the previously approved 48% equity and 52% debt.  The 2009 Decisions continued the prior earnings sharing mechanism structure, applying to the new 8.75% allowed return, whereby 50% of any earnings over the allowed twelve month level is returned to customers and 50% is retained by UI.  Given the effective date of the 2009 Decisions, UI’s weighted average allowed distribution return on equity for 2009 was 8.84%.  Additionally, the 2009 Decisions provided for full  decoupling of distribution revenues from sales, recovery of updated pension and postretirement expense for 2010, a partial reconciliation for the as-issued cost of new debt, and an additional increase in distribution revenue requirements of $19.4 million for 2010.

The 2009 Decisions also provided for the establishment of a regulatory asset to address the portion of the actual increase in pension and postretirement expense for 2009 and 2010 that was not included in rates.  For 2009, a $10.2 million regulatory asset was approved and established, for which full recovery in the 2010 rate year was subsequently approved by the DPUC.  Accordingly, it will be removed from rates effective February 4, 2011.  The DPUC also approved the 2010 cash recovery of $11.4 million for UI’s current estimate of 2010 pension and postretirement expense not previously included in rates.

On April 1, 2010, UI filed its ratemaking proposal and underlying decoupling analysis for the 2009 rate year ended February 3, 2010.  UI identified a net regulatory liability of approximately $0.5 million, which would be applied against the proposed decoupling adjustment for the 2010 rate year ending February 3, 2011.  The proposal seeks to net various regulatory adjustments against the 2009 rate year decoupling regulatory asset of $1.5, million resulting in an overall net regulatory liability.  The filing also requested the DPUC undertake the review of the decoupling pilot contemplated originally for the later part of 2010 in this proceeding to determine if the decoupling pilot will be extended beyond the 2010 rate year.  The DPUC is expected to issue a final decision in August 2010.

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

UI has wholesale power supply agreements in place for the supply of all of UI’s standard service customers for all of 2010, 90% for 2011 and 30% for 2012.  Supplier of last resort service is procured on a quarterly basis.  UI determined that its contracts for standard service and supplier of last resort service are derivatives under ASC 815 “Derivatives and Hedging” and elected the “normal purchase, normal sale” exception under ASC 815 “Derivatives and Hedging”.  As such, UI regularly assesses the accounting treatment for its power supply contracts.  These wholesale power supply agreements contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt was to fall below investment grade.  In May 2010, Moody’s Investor Services (Moody’s) released its updated credit opinion for UI and maintained its Baa2 rating with a stable outlook.   In May 2010, Standard & Poors’ Investor Services (S&P) released its updated credit opinion for UI maintaining its BBB rating.  If UI’s credit rating were to decline one rating and UI were to be placed on negative credit watch, monthly amounts due and payable to the power suppliers would be accelerated to semi-monthly payments. UI’s credit rating would have to decline two ratings to fall below investment grade at either rating service.  If this were to occur, UI would have to deliver collateral security in an amount equal to the receivables due to the sellers for the thirty day period immediately preceding the default notice.  If such a situation had been in effect as of June 30, 2010, UI would have had to post approximately $19.5 million in collateral.

Competitive Transition Assessment (CTA)

UI’s CTA collection recovers costs that have been reasonably incurred, or will be incurred, to meet its public service obligations and that will likely not otherwise be recoverable in a competitive market.  These “stranded costs” include above-market long-term purchased power contract obligations, regulatory asset recovery and above-market investments in power plants.  A significant amount of UI’s earnings is generated by the authorized return on the equity portion of unamortized stranded costs in the CTA rate base.  UI’s after-tax earnings attributable to CTA for the six months ended June 30, 2010 and 2009 were $3.0 million and $3.8 million, respectively. A significant portion of UI’s cash flow from operations is also generated from those earnings and from the recovery of the CTA rate base and other stranded costs.  Cash flow from operations related to CTA amounted to $19.7 million and $19.1 million for the six month periods ended June 30, 2010 and 2009, respectively.  The CTA rate base has declined from year to year for a number of reasons, including amortization of stranded costs, the sale of UI’s nuclear units, and adjustments made through the annual DPUC review process.  The original rate base component of stranded costs, as of January 1, 2000, was $433 million.  It has since declined to $136.6 million at June 30, 2010.  In the future, UI’s CTA earnings will decrease while, based on UI’s current projections, cash flow will remain fairly constant until stranded costs are fully amortized.  Total CTA cost recovery is currently projected to be completed in 2015, with stranded cost amortizations expected to end in 2013.  The date by which stranded costs are fully amortized depends primarily upon the DPUC’s future decisions and potential legislative activities, which could affect future rates of stranded cost amortization.

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

In May 2008, several public entities, including the DPUC (petitioners), filed a petition with the United States Court of Appeals for the District of Columbia Circuit (U.S. Court of Appeals) challenging the Rehearing Order.  In January 2010, the U.S. Court of Appeals issued a decision upholding the FERC order, and in April 2010, it denied the petitioners request for a rehearing by the full court.

UI’s overall transmission ROE is determined by the mix of UI’s transmission rate base between new and existing transmission assets, and whether such assets are PTF or non-PTF.  UI’s transmission assets are primarily PTF.  For 2010, UI is estimating an overall allowed weighted-average ROE for its transmission business in the range of 12.3% to 12.5%.

New England East-West Solution

On July 14, 2010, UI entered into an agreement (Agreement) with CL&P, under which UI will have the right to invest in and own transmission assets associated with the Connecticut portion of CL&P’s New England East West Solution (NEEWS) projects to improve regional energy reliability.  The Agreement is subject to state and federal regulatory approval.  On July 15, 2010, UI and CL&P filed a joint application with the DPUC requesting such approval.

NEEWS consists of four inter-related transmission projects being developed by subsidiaries of Northeast Utilities (NU), the parent company of CL&P, in collaboration with National Grid USA.  Three of the projects have portions sited in Connecticut:  (1) the Greater Springfield Reliability Project, (2) the Interstate Reliability Project and (3) the Central Connecticut Reliability Project.  Based on data prepared by CL&P, UI expects that the cost of building the Connecticut portions of these projects will be approximately $711 million.

Under the terms of the Agreement, UI has the option to make quarterly payments to CL&P in exchange for ownership of specific transmission assets as they come into commercial operation.  Following regulatory approval, UI will have the right to invest up to the greater of $60 million or an amount equal to 8.4 percent of CL&P’s costs for the Connecticut portions of these projects.  As assets come into commercial operation, CL&P will transfer title to transmission assets such as poles and wires to UI in proportion to its investments, but CL&P will continue to maintain these portions of the transmission system pursuant to an operating and maintenance agreement with UI.  Also, under the terms of the Agreement, there are certain circumstances under which CL&P can terminate the Agreement.

UI expects to make investments over a period of three years or more depending on the project in service dates.

Middletown/Norwalk Transmission Project

In December 2008, the 345-kV transmission line from Middletown, Connecticut, to Norwalk, Connecticut (the Project) was completed and the transmission assets were placed in service.

Prior to the assets being placed in service, for project costs incurred before August 8, 2005, the FERC allowed UI to include 50% of Construction Work In Progress (CWIP) expenditures in the rate base and thus earn a return on that portion of UI’s investment before the Project was completed.  Effective as of May 23, 2007, for project costs incurred after August 8, 2005, the FERC allowed UI to include 100% of CWIP expenditures in rate base.  Certain parties requested rehearing of the FERC May 2007 order, but in January 2009, the FERC denied those requests.  Also, in January 2009, the DPUC and the Attorney General of Connecticut filed a petition with the U.S. Court of Appeals seeking judicial review of the FERC’s May 2007 and January 2009 orders.  In May 2010, the parties withdrew their petition for judicial review and the U.S. Court of Appeals dismissed the cases.

LIQUIDITY AND CAPITAL RESOURCES

UIL Holdings generates its capital resources primarily through operations.  At June 30, 2010, UIL Holdings had $17.8 million of unrestricted cash and temporary cash investments.  This represents an increase of $2.5 million from the corresponding balance at December 31, 2009.  The components of this increase, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

(In Millions)

Unrestricted cash and temporary cash investments, December 31, 2009	$15.3

Net cash provided by operating activities	86.6

Net cash provided by (used in) investing activities:
Related party note receivable	(8.2)
Cash invested in plant - including AFUDC debt	(85.5)
Restricted cash	2.0
Other investing activities	0.1
(91.6)

Net cash provided by (used in) financing activities:
Issuances of common stock	-
Issuances of long-term debt, net	3.9
Line of credit borrowings (repayments)	30.0
Dividend payments	(25.9)
Other financing activities	(0.5)
7.5

Net change in cash	2.5

Unrestricted cash and temporary cash investments, June 30, 2010	$17.8

Cash used in investing activities during the first six months of 2010 consisted primarily of capital expenditures of $85.5 million for distribution and transmission infrastructure as well as an additional $8.2 million in funds loaned to GenConn.  Cash provided by financing activities during the first six months of 2010 included $30 million from short-term debt and $3.9 million from net issuances of long-term debt, partially offset by the quarterly dividend payments on UIL Holdings’ common stock totaling $25.9 million.

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

UIL Holdings also accesses capital through both long-term and short-term debt financing arrangements.  Total current and long-term debt outstanding as of June 30, 2010 was $735.7 million, as compared to $731.8 million at year-end December 31, 2009.   On January 28, 2010, $27.5 million principal amount of a tax-exempt bonds were issued without insurance, the proceeds of which were used to refund $27.5 million principal amount of insured bonds on February 1, 2010.  UI plans to refund $64.5 million principal amount of Auction Rate Bonds at such time and on such terms as municipal bond market conditions allow.

UIL Holdings and UI have a revolving credit agreement with a group of banks that extends to December 22, 2011.  The borrowing limit under the facility for UI is $175 million, with $50 million of the limit available for UIL Holdings.  The facility permits borrowings at fluctuating interest rates determined by reference to Citibank’s New York base rate and the Federal Funds Rate (as defined in the facility), and also permits borrowings for fixed periods up to six months as specified by UI and UIL Holdings at fixed interest rates (London Interbank Offered Rate or LIBOR), determined by the Eurodollar Interbank Market in London.  The facility also permits the issuance of letters of credit up to $50 million.  As of June 30, 2010, UI had $25 million outstanding under the facility and UIL Holdings had $5 million in short-term borrowings outstanding under the facility, as well as a standby letter of credit outstanding in the amount of $1 million.   The UIL Holdings standby letter of credit reduces the amount of credit available for UI.  At June 30, 2010, available credit under this facility for UI was $144 million, of which $44 million was available for UIL Holdings.

Asset values of funded pension and postretirement plans as of June 30, 2010 and December 31, 2009 were approximately $217.9 million and $231.3 million, respectively.  While there was no minimum required pension contribution for the 2009 plan year, UI currently expects to make total contributions of approximately $8 million in 2010 and $21 million in 2011, subject to true-ups of actuarial data.

As discussed in “Major Influences on Financial Condition”, the pending acquisition of SCG, CNG, and Berkshire is expected to close in the first quarter of 2011.  UIL Holdings plans to finance the acquisition by issuing approximately $400 million of UIL Holdings unsecured debt and approximately $500 million in equity.  UIL Holdings may also need to secure a working capital facility to fund the gas companies’ operations.  The acquisition is expected to provide enhanced cash flow per share to UIL Holdings immediately upon consummation of the agreement, and earnings per share accretion beginning in 2012, the first full year following closing of the transaction.

GenConn has approval from the DPUC to build 200 MW of nominal capacity at NRG’s existing plant in Devon, CT (the “Devon Project”) and 200 MW of nominal capacity at NRG’s existing plant in Middletown, CT (the “Middletown Project”).  GenConn expects to finance 50% of its capital requirements with the proceeds of the Project Financing it obtained in April 2009.  UI and NRG will each make an equity investment in GenConn on a 50%/50% basis to meet the remaining 50% of GenConn’s capital requirements.  UI’s equity investment in GenConn Devon is expected to occur in the third quarter of 2010 in the amount of approximately $54 million and the equity investment in GenConn Middletown is expected to occur in the first six months of 2011 in the amount of approximately $63 million.  UI expects to continue to use the proceeds of the EBL it obtained in April 2009 for its remaining portion of those requirements and to replace the EBL with cash on hand and with funds raised in the capital markets.  See Part I, Item 2, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements – Note (B), Capitalization” of this Form 10-Q for further discussion of the EBL.

UI’s wholesale power supply agreements contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt was to fall below investment grade.  In May 2010, Moody’s Investor Services (Moody’s) released its updated credit opinion for UI and maintained its Baa2 rating with a stable outlook.   In May 2010, Standard & Poors’ Investor Services (S&P) released its updated credit opinion for UI maintaining its BBB rating.  If UI’s credit rating were to decline one rating and UI were to be placed on negative credit watch, monthly amounts due and payable to the power suppliers would be accelerated to semi-monthly payments. UI’s credit rating would have to decline two ratings to fall below investment grade at either rating service.  If this were to occur, UI would have to deliver collateral security in an amount equal to the receivables due to the sellers for the thirty day period immediately preceding the default notice.  If such a situation had been in effect as of June 30, 2010, UI would have had to post approximately $19.5 million in collateral.

Financial Covenants

UIL Holdings and its operating subsidiary, UI, are required to comply with certain covenants in connection with their respective loan agreements.  The covenants are normal and customary in bank and loan agreements, and UIL Holdings and UI were both in compliance with such covenants as of June 30, 2010.

2010 Capital Resource Projections

UIL Holdings has revised its planned capital spending for 2010 by reducing capital expenditure projections by $21 million from the previously disclosed $242 million projection included in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  The details of the revised estimated capital expenditure program for 2010 are as follows:

(In Millions)

Distribution
Capacity & Reliability	$26
Infrastructure Replacement	59
System & Business Operations	17
Other Core, Support Functions	45
Distribution Subtotal	147

Transmission
Capacity & Reliability	13
Infrastructure Replacement	42
System & Business Operations	19
Transmission Subtotal	74

Total Projected UI Capital Expenditures	$221

Contractual and Contingent Obligations

In addition to UIL Holdings’ 2010 contractual and contingent obligations as reported in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and as discussed in “Major Influences on Financial Condition”, the Purchase Agreement contains certain termination rights for both UIL Holdings and Seller.  Certain of the termination rights, such as termination by mutual agreement of the parties, do not require UIL Holdings to pay any termination fee.  However, UIL Holdings would be required to pay to Seller the Termination Fee if the Purchase Agreement is terminated under any of the following circumstances:

•	by either party if state public utility regulatory approvals cannot be obtained;

•
by UIL Holdings if the Board of Directors of UIL Holdings reasonably determines in good faith that an offering of common stock to fund the acquisition (or any portion thereof) is not in the interests of UIL Holdings’ shareholders, subject to certain requirements to work with Seller to pursue alternative financing or extend the period provided by the Purchase Agreement for the pursuit of such an offering;

•
by UIL Holdings if state public utility regulatory approvals (i) materially and adversely impact UIL Holdings or any of the companies proposed to be acquired, or require divestments by UIL Holdings or material divestments by any of the companies proposed to be acquired, (ii) materially impair the expected benefits of the transaction, or (iii) materially impair UIL Holdings’ rights of ownership with respect to the companies proposed to be acquired;

•	by Seller if UIL Holdings does not close the acquisition because of any of the conditions listed in (i) through (iii) in the bullet point above;

•	by Seller if UIL Holdings has not obtained the financing necessary to fund the transaction by the end of the period provided by the Purchase Agreement for the pursuit of such financing; or

•	by Seller if there has been a material breach by UIL Holdings of its representations, warranties, covenants or agreements in the Purchase Agreement.

The payment of the Termination Fee could materially adversely impact UIL Holdings’ financial condition and results of operations.

CRITICAL ACCOUNTING POLICIES

UIL Holdings’ Consolidated Financial Statements are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty.  UIL Holdings believes that investors need to be aware of these policies and how they impact UIL Holdings’ financial reporting to gain a more complete understanding of UIL Holdings’ Consolidated Financial Statements as a whole, as well as management’s related discussion and analysis presented herein.  While UIL Holdings believes that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts.  The accounting policies and related risks described in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2009 are those that depend most heavily on these judgments and estimates.  At June 30, 2010, there have been no material changes to any of the Critical Accounting Policies described therein.

OFF-BALANCE SHEET ARRANGEMENTS

UIL Holdings and its subsidiaries occasionally enter into guarantee contracts in the ordinary course of business.  At the time a guarantee is provided, an analysis is performed to assess the expected financial impact, if any, based on the likelihood of certain events occurring that would require UIL Holdings to perform under such guarantee.

Subsequent analysis is performed on a periodic basis to assess the impact of any changes in events or circumstances.  If such an analysis results in an amount that is inconsequential, no liability is recorded on the balance sheet related to the guarantee.  As of June 30, 2010, UIL Holdings had certain guarantee contracts outstanding for which no liability has been recorded in the Consolidated Financial Statements.  See Part I, Item 1, “Financial Statements – Notes to Consolidated Financial Statements – Note (J), “Commitments and Contingencies,” of this Form 10-Q for further discussion of such guarantees.

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

RESULTS OF OPERATIONS

Use of Non-GAAP Measures

Within the “Results of Operations” section of this Form 10-Q, tabular presentations showing a comparison of UIL Holdings’ net income and earnings per share (EPS) for the three and six month periods ended June 30, 2010 and 2009 are provided.  UIL Holdings believes this information is useful in understanding the fluctuations in earnings per share between the current and prior year periods.  The amounts presented show the earnings per share for each of UIL Holdings’ lines of business, as well as non-utility acquisition-related costs, calculated by dividing the income of each line of business by the average number of shares of UIL Holdings’ common stock outstanding for the periods presented.  The earnings per share tables presented in “The United Illuminating Company Results of Operations” for all periods presented are calculated on the same basis and reconcile to the amounts presented in the table under the heading “UIL Holdings Corporation Results of Operations.”  The total earnings per share in the table presented under the heading “UIL Holdings Corporation Results of Operations” are presented on a GAAP basis.

Many of the changes in UI’s unbundled revenue and expense components impact line items in its income statement, but do not affect net income, because the costs associated with those components are passed through to customers.  As a result, UIL Holdings believes it is important to understand the factors that do have an impact on earnings in the discussion of UI’s distribution business below.

Second Quarter 2010 vs. Second Quarter 2009

UIL Holdings Corporation

UIL Holdings’ total earnings were $10.1 million, or $0.34 per share, a decrease of $3.7 million, or $0.17 per share, compared to the second quarter of 2009.  The 2010 earnings include after-tax acquisition-related costs in the amount of $4.3 million, or $0.14 per share.  Excluding after-tax acquisition-related costs, total earnings for the second quarter of 2010 were $14.4 million, or $0.48 per share.  The dilutive effect of the May 2009 issuance of 4,600,000 shares of common stock on the second quarter of 2010 was $0.04 per share.  The table below presents a comparison of UIL Holdings’ net income and EPS for the second quarter of 2010 and the second quarter of 2009.

	Quarter Ended	Quarter Ended	2010 More (Less) than 2009
	June 30, 2010	June 30, 2009	Amount	Percent

Net Income (Loss) (In Millions except percent and per share amounts)

UI	$15.1	$14.3	$0.8	6%
Non-Utility	(0.7)	(0.5)	(0.2)	(40)%
Net Income before non-utility acquisition-related costs	14.4	13.8	0.6	(4)%
Non-Utility acquisition-related costs	(4.3)	-	(4.3)	N/A
Total Net Income	$10.1	$13.8	$(3.7)	(27)%

EPS
UI	$0.50	$0.53	$(0.03)	(6)%
Non-Utility	(0.02)	(0.02)	-	-%
Net Income before non-utility acquisition-related costs	0.48	0.51	(0.03)	6%
Non-Utility acquisition-related costs	(0.14)	-	(0.14)	N/A
Total EPS - Basic	$0.34	$0.51	$(0.17)	(33)%

Total EPS - Diluted (Note 1)	$0.33	$0.51	$(0.18)	(35)%

Note 1: Reflecting the effect of dilutive stock options, performance shares and restricted stock.

The United Illuminating Company Results of Operations

	Quarter Ended	Quarter Ended	2010 More (Less) than 2009
	June 30, 2010	June 30, 2009	Amount	Percent
EPS
Total UI - basic	$0.50	$0.53	$(0.03)	(6)%

Total UI - diluted (Note 1)	$0.49	$0.53	$(0.04)	(8)%

Retail Sales*	$1,363	$1,257	$106	8%
Weather Impact* (Note 2)	(38)	50	(88)	(7)%
Retail Sales – Normalized*	$1,325	$1,307	$18	1%
* Millions of kilowatt-hours
Note 1: Reflecting the effect of dilutive stock options, performance shares and restricted stock.
Note 2: Percentage change reflects impact to total retail sales.

The following discussion details variances which have the most significant impact on net income in the periods presented.  Distribution includes all utility revenue and expenses except for transmission.

Distribution

The distribution business had total earnings of $8.0 million, a decrease of $0.1 million, compared to the second quarter of 2009.  The decrease was primarily due to unfavorable variances in the revenue decoupling adjustment, depreciation and amortization, and income (loss) from equity investments, partially offset by favorable variances in distribution rates and pricing, and sales volume.  The revenue decoupling adjustment reflects an accrual to true up actual revenues to the DPUC-allowed revenue requirements in accordance with the decoupling mechanism approved in the February 2009 final decision in UI’s 2008 distribution rate case.  The warmer than normal weather in the second quarter of 2010 contributed to an increase of kilowatt-hour (kWh) usage above amounts assumed in rates, resulting in an unfavorable adjustment.  The unfavorable variance in depreciation and amortization was primarily due to increased amortization of the 2009 pension regulatory asset, which is recovered in 2010 rates.  The unfavorable variance in income (loss) from equity investments was primarily due to a $0.9 million loss on the investment in GenConn.  The favorable variance in distribution rates and pricing was primarily due to increases in UI’s distribution rates.  The favorable variance in sales volume was primarily due to increased customer demand.

Transmission

The transmission business had total earnings of $7.1 million, an increase of $0.9 million, compared to the second quarter of 2009.  The increase was primarily due to an increase in the allowance for funds used during construction, as well as higher rate base and equity capitalization with approximately the same allowed return compared to the second quarter of 2009.

Total UI

The following discussion details income statement variances on a line-by-line basis:

Overall, UI’s operating revenue increased by $6.9 million, from $200.2 million in the second quarter of 2009 to $207.1 million in the second quarter of 2010.  Retail revenue decreased $8.0 million, due mainly to the impact of customers switching to alternate suppliers to supply the generation portion of their customer bill, which has no impact on net income.  Other revenues increased $14.7 million, primarily due to the net activity of the GSC “working capital allowance” due to timing differences, and higher transmission revenue, partially offset by the distribution revenue decoupling adjustment approved in the second quarter of 2009.

Purchased power expense decreased by $18.4 million, from $72.0 million in the second quarter of 2009 to $53.6 million in the second quarter of 2010.  The decrease was primarily due to the impact of customers switching to alternate suppliers to supply the generation portion of their customer bill, partially offset by higher costs to procure power.  UI receives electricity to satisfy its standard service and supplier of last resort requirements through fixed-price purchased power agreements.  These costs are recovered through the GSC and Bypassable Federally Mandated Congestion Charges (BFMCC) portion of UI’s unbundled retail customer rates.

UI’s O&M expenses increased by $12.0 million, from $50.3 million in the second quarter of 2009 to $62.3 million in the second quarter of 2010.  The increase was primarily attributable to increases in payments to customers related to distributed generation grants which are recovered through rates.

UI’s transmission wholesale expenses increased by $4.0 million, from $11.3 million in the second quarter of 2009 to $15.3 million in the second quarter of 2010.  The increase was primarily attributable to higher regional transmission expenses of which UI pays a portion based upon its relative load.

UI’s depreciation and amortization increased by $4.2 million, from $22.8 million in the second quarter of 2009 to $27.0 million in the second quarter of 2010.  The increase was primarily due to increased amortization in the 2009 pension regulatory asset, which is recovered in 2010 rates.

UI’s taxes other than income taxes increased $3.7 million, from $12.9 million in the second quarter of 2009 to $16.6 million in the second quarter of 2010.  The increase was primarily attributable to increases in property taxes due to increases in plant and equipment.

UI’s other income and deductions increased by $2.5 million, from $2.3 million in the second quarter of 2009 to $4.8 million in the second quarter of 2010.  The increase was primarily due to an increase in the allowance for funds used during construction, partially offset by a mark-to-market adjustment to non-qualified pension investments.

UI’s income (loss) from equity investments decreased by $0.9 million, from an immaterial amount in the second quarter of 2009 to $0.9 million in the second quarter of 2010.  The decrease was primarily due to the $0.9 million loss on the investment in GenConn.

Non-Utility

UIL Holdings retains certain costs at the holding company, or “corporate” level which are not allocated to the various non-utility subsidiaries as well as the results of the former Xcelecom entities which were not divested.  UIL Corporate incurred net after-tax costs of $5.0 million, or $0.16 per share, in the second quarter of 2010 compared to net after-tax costs of $0.5 million, or $0.02 per share, in the second quarter of 2009.  The increase was primarily due to after-tax acquisition related costs in the amount of $4.3 million, or $0.14 per share.

First Six Months 2010 vs. First Six Months 2009

UIL Holdings Corporation

UIL Holdings’ total earnings were $26.2 million, or $0.87 per share, an increase of $0.4 million and a decrease of $0.12 per share, compared to the first six months of 2009.  The 2010 earnings include after-tax acquisition-related costs in the amount of $4.3 million, or $0.14 per share.  Excluding after-tax acquisition-related costs, total earnings for the first six months of 2010 were $30.5 million, or $1.01 per share.  The dilutive effect of the May 2009 issuance of 4,600,000 shares of common stock on the first six months of 2009 was $0.12 per share.

The table below presents a comparison of UIL Holdings’ net income and EPS for the first six months of 2010 and the first six months of 2009.

	Six Months Ended	Six Months Ended	2010 More (Less) than 2009
	June 30, 2010	June 30, 2009	Amount	Percent

Net Income (Loss) (In Millions except percent and per share amounts)

UI	$31.7	$27.2	$4.5	17%
Non-Utility	(1.2)	(1.4)	0.2	13%
Net Income before non-utility acquisition-related costs	30.5	25.8	4.7	18%
Non-Utility acquisition-related costs	(4.3)	-	(4.3)	N/A
Total Net Income	$26.2	$25.8	$0.4	1%

EPS
UI	$1.05	$1.04	$0.01	1%
Non-Utility	(0.04)	(0.05)	0.01	20%
Net Income before non-utility acquisition-related costs	1.01	0.99	0.02	(2)%
Non-Utility acquisition-related costs	(0.14)	-	(0.14)	N/A
Total EPS - Basic	$0.87	$0.99	$(0.12)	(12)%

Total EPS - Diluted (Note 1)	$0.86	$0.98	$(0.12)	(12)%

The United Illuminating Company Results of Operations

	Six Months Ended	Six Months Ended	2010 More (Less) than 2009
	June 30, 2010	June 30, 2009	Amount	Percent
EPS
Total UI - basic	$1.05	$1.04	$0.01	1%

Total UI - diluted (Note 1)	$1.04	$1.03	$0.01	1%

Retail Sales*	$2,734	$2,649	$85	3%
Weather Impact* (Note 2)	(27)	35	(62)	(2)%
Retail Sales – Normalized*	$2,707	$2,684	$23	1%
* Millions of kilowatt-hours
Note 1: Reflecting the effect of dilutive stock options, performance shares and restricted stock.
Note 2: Percentage change reflects impact to total retail sales.

The following discussion details variances which have the most significant impact on net income in the periods presented.  Distribution includes all utility revenue and expenses except for transmission.

Distribution

The distribution business had total earnings of $17.9 million, an increase of $3.0 million, compared to the first six months of 2009.  The increase was primarily due to favorable variances in distribution rates and pricing, and sales volume, partially offset by unfavorable variances in the revenue decoupling adjustment, depreciation and amortization, and income (loss) from equity investments.

The favorable variance in distribution rates and pricing was primarily due to increases in UI’s distribution rates.  The favorable variance in sales volume was primarily due to increased customer demand.  The decoupling revenue adjustment reflects an accrual to true up actual revenues to the DPUC-allowed revenue requirements in accordance with the decoupling mechanism approved in the February 2009 final decision in UI’s 2008 distribution rate case.  The unfavorable variance in the decoupling adjustment is primarily attributable to the acceleration of the previously approved 2010 rate increase to January 1, 2010 from the original effective date of February 4, 2010.  This resulted in approximately $2.4 million of additional after-tax revenues, which offset the underlying first quarter 2010 decoupling adjustment and resulted in the net unfavorable variance.  Additionally, the warmer than normal weather in the second quarter of 2010 contributed to an increase of kWh usage above amounts assumed in rates, resulting in an unfavorable adjustment.  The unfavorable variance in depreciation and amortization was primarily due to increased amortization of the 2009 pension regulatory asset, which is recovered in 2010 rates.  The unfavorable variance in income (loss) from equity investments was primarily due to a $0.9 million loss on the investment in GenConn.

Transmission

The transmission business had total earnings if $13.8 million, an increase of $1.5 million, compared to the first six months of 2009.  The increase was primarily due to an increase in the allowance for funds used during construction, as well as higher rate base and equity capitalization with approximately the same allowed return compared to the first six months of 2009.

Total UI

The following discussion details income statement variances on a line-by-line basis:

Overall, UI’s operating revenue decreased by $8.0 million, from $435.4 million in the first six months of 2009 to $427.4 million in the first six months of 2010.  Retail revenue decreased $33.4 million, due mainly to the impact of customers switching to alternate suppliers to supply the generation portion of their customer bill, which has no impact on net income.  Other revenues increased $25.0 million, primarily due to the net activity of the GSC “working capital allowance” due to timing differences, and higher transmission revenue, partially offset by the distribution revenue decoupling adjustment approved in the second quarter of 2009.

Purchased power expense decreased by $46.6 million, from $175.5 million in the first six months of 2009 to $128.9 million in the first six months of 2010.  The decrease was primarily due to the impact of customers switching to alternate suppliers to supply the generation portion of their customer bill, partially offset by higher costs to procure power.  UI receives electricity to satisfy its standard service and supplier of last resort requirements through fixed-price purchased power agreements.  These costs are recovered through the GSC and Bypassable Federally Mandated Congestion Charges (BFMCC) portion of UI’s unbundled retail customer rates.

UI’s O&M expenses increased by $11.3 million, from $102.4 million in the first six months of 2009 to $113.7 million in the first six months of 2010.  The increase was primarily attributable to increases in payments to customers related to distributed generation grants which are recovered through rates.

UI’s transmission wholesale expenses increased by $7.0 million, from $23.8 million in the first six months of 2009 to $30.8 million in the first six months of 2010.  The increase was primarily attributable to higher regional transmission expenses of which UI pays a portion based upon its relative load.

UI’s depreciation and amortization increased by $7.6 million, from $46.7 million in the first six months of 2009 to $54.3 million in the first six months of 2010.  The increase was primarily due to increased amortization in the 2009 pension regulatory asset, which is recovered in 2010 rates.

UI’s taxes other than income taxes increased $6.9 million, from $27.4 million in the first six months of 2009 to $34.3 million in the first six months of 2010.  The increase was primarily attributable to increases in property taxes due to increases in plant and equipment.

UI’s other income and deductions increased by $4.9 million, from $3.8 million in the first six months of 2009 to $8.6 million in the first six months of 2010.  The increase was primarily due to an increase in the allowance for funds used during construction, partially offset by mark-to-market adjustments to non-qualified pension investments.

UI’s interest expense increased by $1.4 million, from $17.7 million in the first six months of 2009 to $19.1 million in the first six months of 2010.  The increase was mainly attributable to increased long-term borrowings.

UI’s income (loss) from equity investments decreased by $0.9 million, from an immaterial amount in the first six months of 2009 to $0.9 million in the first six months of 2010.   The decrease was primarily due to the $0.9 million loss on the investment in GenConn.

Non-Utility

UIL Holdings retains certain costs at the holding company, or “corporate” level which are not allocated to the various non-utility subsidiaries as well as the results of the former Xcelecom entities which were not divested.  UIL Corporate incurred net after-tax costs of $5.5 million, or $0.18 per share, in the first six months of 2010 compared to net after-tax costs of $1.4 million, or $0.05 per share, in the first six months of 2009.  The increase was primarily due to after-tax acquisition related costs in the amount of $4.3 million, or $0.14 per share.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The following discussion details the primary market risks applicable to UIL Holdings and UI.

UIL Holdings plans to finance the pending acquisition of SCG, CNG and Berkshire by issuing approximately $400 million of UIL Holdings unsecured debt and approximately $500 million in equity.  UIL Holdings faces market risk when accessing the capital markets, such as insufficient market capacity to raise amounts expected, issuance at lower than expected prices, earnings per share dilution, and the inability to secure a working capital facility to fund the gas companies’ operations.

UI is a 50-50 joint venturer with NRG Energy, Inc. (NRG) in GCE Holding LLC, whose wholly owned subsidiary, GenConn Energy LLC (collectively “GenConn”), was chosen by the Connecticut Department of Public Utility Control (DPUC) to build new peaking generation plants to help address Connecticut’s growing need for more power generation during the heaviest load periods.  Two peaking generation projects, each with a nominal capacity of 200 megawatts (MW), are located at NRG’s existing Connecticut plants in Devon and Middletown.  GenConn expects to finance 50% of its capital requirements with the proceeds of the Project Financing it obtained in April 2009.  The interest rate on the project financing is a variable rate, of which 55% of the financing has been hedged to effectively eliminate interest rate risk.  GenConn has interest exposure on the remaining 45%, which should be recoverable by GenConn in rates.  UI and NRG will each make an equity investment in GenConn on a 50%/50% basis to meet the remaining 50% of GenConn’s capital requirements.  UI’s equity investment in GenConn Devon is expected to occur in the third quarter of 2010 in the amount of approximately $54 million and the equity investment in GenConn Middletown is expected to occur in the first six months of 2011 in the amount of approximately $63 million.  UI expects to continue to use the proceeds of the EBL it obtained in April 2009 for its remaining portion of those requirements and will need sufficient cash on hand, potentially supplemented with funds raised in the capital markets, to repay the EBL.  The EBL has a variable interest rate and UI has interest rate risk associated with this debt, but should be able to recover all interest expense from GenConn.  See Part I, Item 2, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements – Note (B), Capitalization” of this Form 10-Q for further discussion of the EBL.

On April 14, 2010 the DPUC approved UI’s application requesting approval of the issuance of up to $275 million principal amount of debt securities (the Proposed Notes) during 2010 through 2013.  The proceeds from the sales of the Proposed Notes may be used by UI for the following purposes:  (1) to finance capital expenditures; (2) to repay the EBL, the proceeds of which are being used to finance UI’s 50% share of the equity contribution in GenConn Energy LLC for the development and construction of the Devon and Middletown peaking generation plants; (3) funding UI’s pension plan; (4) to partially repay short-term borrowings that are incurred to temporarily fund the preceding needs; (5) to pay for issuance costs related to the Proposed Notes; and (6) for general corporate purposes.  On July 27, 2010, UI issued $100 million principal amount of senior unsecured notes.

There has been considerable dislocation in the auction rate bond market, and there have been failed auctions, resulting from insufficient clearing bids.  The auctions for the Auction Rate Bonds have failed, beginning with the March 2008 auction. When there are insufficient clearing bids as a result of an auction, the interest rates are set at a rate equal to the one-month London Interbank Offered Rate (LIBOR) times a multiple of 125% to 225%, based on the credit rating on the Auction Rate Bonds assigned by Moody’s or S&P.  The principal and interest payments on $64.5 million principal amount of Auction Rate Bonds are insured by Ambac Assurance Corporation (Ambac).  These bonds are currently rated by Moody’s.  The credit rating from Moody’s on these bonds is based on the higher of Ambac’s credit rating or UI’s underlying credit rating.  Ambac has been downgraded by Moody’s to a rating below UI’s rating.  Accordingly, the credit rating from Moody’s on these bonds is now based on the current underlying credit rating of UI of Baa2.  In the event of subsequent failed auctions of the Auction Rate Bonds, the interest rate on the bonds will continue to be reset as described above.  The interest rate on these bonds was 0.65% at July 26, 2010 which was equal to two times LIBOR.  The interest rate risk of variable rate financings, including the reset at auction of the interest rate on $64.5 million principal amount of Auction Rate Bonds, is $161,250 of increased interest expense for every 0.25% increase in interest rates.

In February 2009, the DPUC approved an application filed by UI to afford UI additional flexibility to market outstanding tax-exempt bonds in the municipal bond market.  Specifically, UI requested approval to refund with the proceeds of the issuance of new bonds, without insurance, $25.0 million, $27.5 million and $64.5 million principal amount of tax-exempt bonds outstanding.  In December 2008, UI purchased $25.0 million principal amount of insured tax-exempt bonds, which were refunded with the proceeds from the issuance, without insurance, of $25.0 million tax-exempt bonds in March 2009.  In February 2010, UI purchased $27.5 million principal amount of insured tax-exempt bonds which were refunded with the proceeds from the issuance, without insurance, of $27.5 million tax-exempt bonds on January 28, 2010.  UI plans to refund $64.5 million principal amount of tax-exempt bonds, for which the interest rate is periodically reset by auction, at such time and on such terms as municipal bond market conditions allow.

The weighted average remaining fixed rate period of outstanding long-term debt obligations of UIL Holdings and UI as of June 30, 2010 is 8.4 years, at an average interest rate of 6.4%.

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

Asset values of funded pension and postretirement plans as of June 30, 2010 and December 31, 2009 were approximately $217.9 million and $231.3 million, respectively.  These assets are impacted by changing conditions in the capital markets which can result in reductions in asset value and require UIL Holdings to make contributions to the plans.  While there was no minimum required pension contribution for the 2009 plan year, UI currently expects to e total contributions of approximately $8 million in 2010 and $21 million in 2011, subject to true-ups of actuarial data.

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

UIL Holdings carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of UIL Holdings’ disclosure controls and procedures as of June 30, 2010.  As of June 30, 2010, UIL Holdings’ Chief Executive Officer and its Chief Financial Officer concluded that its disclosure controls and procedures were effective and provided reasonable assurance that the disclosure controls and procedures accomplished their objectives.

There have been no changes in UIL Holdings’ internal control over financial reporting during the three month period ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, UIL Holdings’ internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A. – Risk Factors.

The financial condition and results of operations of UIL Holdings are subject to various risks, uncertainties and other factors, as described in UIL Holdings’ Annual Report on Form 10K for the year ended December 31, 2009.  The following risk factors included in that report have been updated to reflect activity as of June 30, 2010:

The pending acquisition (the Acquisition) of The Southern Connecticut Gas Company, Connecticut Natural Gas Corporation and The Berkshire Gas Company and their respective parent companies (SCG, CNG, Berkshire and their respective parent companies are referred to as the Target Companies) is subject to the receipt of governmental approvals that may impose conditions that could have an adverse effect on UIL Holdings or, lead the Board of Directors to not accept the conditions and not consummate the Acquisition, or, if such approvals are not obtained,  could prevent consummation of the Acquisition.

Before the Acquisition may be completed, various approvals must be obtained from governmental authorities.  These authorities may impose conditions on the completion of the Acquisition or require changes to the terms of the Acquisition.  Such conditions or changes could have the effect of delaying consummation of the Acquisition or imposing additional costs associated with, or limiting the benefits expected to be derived from, the Acquisition.  Additionally, pursuant to the terms of the Purchase Agreement, if the approvals impose certain material conditions or changes, UIL Holdings may decide not to consummate the Acquisition.

UIL Holdings may fail to realize all of the expected benefits of the Acquisition.

To be successful after the Acquisition, UIL Holdings will need to economically and efficiently provide the shared services and business support functions to the Target Companies that are currently provided by affiliates of the Target Companies. This will involve expanding UIL Holdings’ current business support functions and processes to incorporate the Target Companies. The acquisition and integration of independent companies is a complex, costly and time-consuming process. As a result, after the consummation of the Acquisition, UIL Holdings will be required to devote significant management attention and resources to integrating the diverse business practices and operations of UIL Holdings and the Target Companies. The integration process may divert the attention of UIL Holdings’ executive officers and management from day-to-day operations and disrupt the business of its subsidiaries and, if implemented ineffectively, preclude realization of the full expected benefits of the Acquisition. The failure of UIL Holdings, after the Acquisition, to meet the challenges involved in successfully expanding the shared services and business support functions of UIL Holdings to incorporate the Target Companies or otherwise to realize any of the anticipated benefits of the Acquisition could cause an interruption of, or a loss of momentum in, the activities of UIL Holdings and could adversely affect its results of operations. In addition, the overall integration of the Target Companies may result in unanticipated problems, expenses, or liabilities (including the effects of any undisclosed or potential legal or tax liabilities of the Target Companies), and may cause UIL Holdings’ stock price to decline. The difficulties of integrating the Target Companies include, among others:

•	retaining key employees;

•	the diversion of management’s attention from ongoing business concerns;

•	unanticipated issues in integrating information, financial and other support systems; and

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations.

In addition, even if the businesses and operations of UIL Holdings and the Target Companies are integrated successfully, UIL Holdings may not fully realize the expected benefits of the Acquisition within the intended time frame, or at all.  Further, because the businesses of UIL Holdings and the Target Companies differ, the results of operations, after the Acquisition, of UIL Holdings and the market price of UIL Holdings’ common stock may be affected by factors different from those existing prior to the Acquisition and may suffer as a result of the Acquisition.  As a result, the integration of the businesses and operations of UIL Holdings with the Target Companies may not result in the realization of the full benefits anticipated from the Acquisition.

UIL Holdings will be expanding its operations into new geographic areas as a result of the Acquisition.

The market areas in Massachusetts served by Berkshire are areas in which UIL Holdings does not currently operate. In order to operate effectively in these new markets, UIL Holdings will need to understand the local market and regulatory environment and identify and retain certain employees from Berkshire who are familiar with these markets.  If UIL Holdings is not successful in retaining these employees or operating in these new geographic areas, UIL Holdings may not be able to fully realize the expected benefits of the Acquisition.

UIL Holdings will incur significant transaction and integration costs in connection with the Acquisition.

UIL Holdings will incur significant transaction costs related to the Acquisition.  In addition, UIL Holdings will incur integration costs following the completion of the Acquisition as the shared services and business support functions of UIL Holdings are expanded to incorporate the businesses of the Target Companies.  Although management expects that the realization of benefits and efficiencies related to the integration of the businesses may offset these transaction and integration costs over time, no assurances can be made that this net benefit will be achieved in the near term, or at all, which could adversely affect UIL Holdings’ financial condition and results of operations.

Following the consummation of the Acquisition, UIL Holdings will be dependent on Iberdrola USA  for certain transitional services to be provided pursuant to a transition agreement.  The failure of Iberdrola USA to perform its obligations under the transition agreement could adversely affect UIL Holdings’ business, financial results and financial condition.

UIL Holdings will be initially dependent upon Iberdrola USA to continue to provide certain shared services and business support functions in areas such as technology, finance and human resources along with management support for a period of time after the consummation of the Acquisition to facilitate the integration of the Target Companies. The terms of these arrangements will be governed by a transition agreement to be entered into as of the closing of the Acquisition.  If Iberdrola USA fails to perform its obligations under the transition agreement, UIL Holdings may not be able to perform such services or obtain such services from third parties at all or on favorable terms.  In addition, upon termination of the transition agreement, if UIL Holdings is unable to perform such services or obtain such services from third parties, it could adversely affect UIL Holdings’ business, financial results and financial condition.

The consummation of the Acquisition is subject to numerous closing conditions, including the availability of debt and equity financing on satisfactory terms sufficient to enable UIL Holdings to pay the Acquisition purchase price.   If the closing conditions are not satisfied and the Acquisition is not consummated, UIL Holdings would be required to pay Iberdrola USA a termination fee of $50 million under certain circumstances.

The Acquisition is subject to numerous closing conditions, including the availability of debt and equity financing on satisfactory terms sufficient to enable UIL Holdings to pay the Acquisition purchase price, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, receipt of required approvals from the DPUC and the Massachusetts DPU that do not impose certain material conditions or changes, and the absence of injunctions or restraints imposed by governmental entities. While UIL Holdings expects that each of the closing conditions will be satisfied and that the Acquisition will be consummated, there can be no assurances that this will occur.  If the closing conditions are not satisfied and the Acquisition is not consummated, UIL Holdings may be required to pay Iberdrola USA a termination fee of $50 million, which could adversely affect UIL Holdings’ business, financial results and financial condition.

The Acquisition will expose UIL Holdings to additional risks and uncertainties with respect to the Target Companies and their operations.

The Target Companies will generally be subject to similar risks that UIL Holdings is subject to in its existing businesses.  In addition, the Target Companies will be subject to the following additional risks:

•
Their natural gas distribution activities involve numerous risks that may result in accidents and other operating costs.  There are inherent in natural gas distribution activities a variety of hazards and operating risks which could cause financial losses and exposure, significant damage to property, environmental pollution and impairment of operations.

•	Environmental costs and liabilities associated with aspects of the acquired businesses may differ from those of UIL Holdings’ existing business.

UIL Holdings will be subject to business uncertainties while the Acquisition is pending.

The preparation required to complete the Acquisition may place a significant burden on management and internal resources.  The additional demands on management and any difficulties encountered in completing the Acquisition and with the transition and integration process could adversely affect UIL Holdings’ financial results.

Failure to complete the Acquisition could negatively affect UIL Holding’ stock price as well as its  future business and financial results.

If the Acquisition is not completed, UIL will be subject to a number of risks, including:

•	UIL Holdings may be required to pay Iberdrola, under specified circumstances set forth in the Purchase Agreement, a termination fee of $50 million.

•	UIL Holdings must pay costs related to the Acquisition, including legal, accounting, financial advisory, filing and printing costs, whether the Acquisition is completed or not.

•	UIL Holdings could be subject to litigation related to the failure to complete the Acquisition or other factors, which litigation may adversely affect its business, financial results and stock price.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

UIL Holdings repurchased 23,383 shares of common stock in open market transactions to satisfy matching contributions for participants’ contributions into UIL Holdings 401(k) in the form of UIL Holdings stock as follows:

Period	Total Number of Shares Purchased*	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
April	9,562	$28.99	None	None
May	6,633	$30.22	None	None
June	7,188	$25.26	None	None
Total	23,383	$28.16	None	None
* All shares were purchased in open market transactions.  The effects of these transactions did not change the number of outstanding shares of UIL Holdings’ common stock.

Item 6.  Exhibits.

(a)      Exhibits.

Exhibit Table Item Number	Exhibit Number	Description
(2)	2.8
Purchase Agreement, dated as of May 25, 2010 by and between Iberdrola USA, Inc. and UIL Holdings Corporation (pursuant to Item 601(b)(2) of Regulation S-K, schedules to the Purchase Agreement have been omitted; schedules will be provided supplementally to the SEC upon request) (incorporated by reference to Exhibit 2.1 of UIL Holdings’ Current Report on 8-K filed May 25, 2010 (Items 1.01, 8.01, 9.01))

(2)	2.9
Agreement, dated as of July 14, 2010 by and between The United Illuminating Company and The Connecticut Light & Power Company (incorporated by reference to Exhibit 99.1 of UIL Holdings’ Current Report on 8-K filed July 15, 2010 (Items 1.01, 8.01, 9.01))

(31)	31.1	Certification of Periodic Financial Report.
(31)	31.2	Certification of Periodic Financial Report.
(32)	32	Certification of Periodic Financial Report.
(101)	101.INS 101.SCH 101.CAL 101.LAB 101.PRE
The following financial information from UIL Holdings Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed with the SEC on August 4, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three and six month periods ended June 30, 2010 and 2009, (ii) the Consolidated Balance Sheet as of June 30, 2010 and December 31, 2009, (iii) the Consolidated Statement of Cash Flows for the six month periods ended June 30, 2010 and 2009 and (iv) Notes to Consolidated Financial Statements (tagged as blocks of text).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UIL HOLDINGS CORPORATION

Date 08/04/2010	/s/ Richard J. Nicholas
Richard J. Nicholas
Executive Vice President
and Chief Financial Officer