Form 10-Q
period 2010-09-30
UIL HOLDINGS CORP
filed 2010-10-29
CIK 1082510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

The number of shares outstanding of the issuer’s only class of common stock, as of October 27, 2010 was 50,429,782.

INDEX

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

Item 1A.	Risk Factors.	52
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	55
Item 6.	Exhibits.	55
	SIGNATURES	56

CONSOLIDATED STATEMENT OF INCOME
(In Thousands except per share amounts)
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Operating Revenues (Note F)	$236,277	$255,212	$663,673	$691,086
Operating Expenses
Operation
Purchased power	65,616	88,560	194,531	264,099
Operation and maintenance	57,372	61,956	171,360	164,873
Transmission wholesale	23,434	18,584	54,249	42,373
Depreciation and amortization (Note F)	28,383	26,568	82,672	73,364
Taxes - other than income taxes (Note F)	20,238	17,439	54,534	44,847
Acquisition-related expenses (Note A)	6,471	-	13,171	-
Total Operating Expenses	201,514	213,107	570,517	589,556
Operating Income	34,763	42,105	93,156	101,530

Other Income and (Deductions), net (Note F), (Note H)	5,591	3,505	14,551	7,322

Interest Charges, net
Interest on long-term debt	11,039	9,673	30,844	27,561
Other interest, net (Note F)	171	183	590	1,094
	11,210	9,856	31,434	28,655
Amortization of debt expense and redemption premiums	399	377	1,193	1,371
Total Interest Charges, net	11,609	10,233	32,627	30,026

Income Before Income Taxes and Equity Earnings	28,745	35,377	75,080	78,826

Income Taxes (Note E)	12,821	13,654	32,089	31,320

Income Before Equity Earnings	15,924	21,723	42,991	47,506
Income (Loss) from Equity Investments	345	17	(544)	45
Net Income	$16,269	$21,740	$42,447	$47,551

Average Number of Common Shares Outstanding - Basic	32,176	29,885	30,743	27,370
Average Number of Common Shares Outstanding - Diluted	32,459	30,126	31,067	27,608

Earnings Per Share of Common Stock - Basic	$0.50	$0.73	$1.38	$1.74
Earnings Per Share of Common Stock - Diluted	$0.50	$0.73	$1.36	$1.73

Cash Dividends Declared per share of Common Stock	$0.432	$0.432	$1.296	$1.296

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET

ASSETS
(In Thousands)
(Unaudited)
	September 30,	December 31,
	2010	2009
Current Assets
Unrestricted cash and temporary cash investments	$543,380	$15,269
Restricted cash	1,643	3,695
Utility accounts receivable less allowance of $3,800 and $4,500, respectively	103,681	81,861
Other accounts receivable	13,692	11,980
Unbilled revenues	38,918	48,375
Current regulatory assets	39,870	59,040
Materials and supplies, at average cost	5,019	4,553
Deferred income taxes	16,101	4,410
Prepayments	7,952	3,891
Current portion of derivative assets (Note C), (Note K)	6,620	2,738
Other current assets	1,545	882
Total Current Assets	778,421	236,694

Other investments
Equity investment in Related Party (Note H)	54,972	1
Other	11,124	10,658
Total Other investments	66,096	10,659

Property, Plant and Equipment at original cost
In service	1,452,113	1,408,811
Less, accumulated depreciation	411,252	379,951
	1,040,861	1,028,860
Construction work in progress	209,963	124,141
Net Property, Plant and Equipment	1,250,824	1,153,001

Regulatory Assets (future amounts due from customers through the ratemaking process)	597,796	676,428

Deferred Charges and Other Assets
Unamortized debt issuance expenses	6,781	6,613
Related party note receivable (Note H)	61,432	107,773
Other long-term receivable	1,282	2,186
Derivative assets (Note C), (Note K)	29,963	27,956
Other	352	450
Total Deferred Charges and Other Assets	99,810	144,978

Total Assets	$2,792,947	$2,221,760

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET

LIABILITIES AND CAPITALIZATION
(In Thousands)
(Unaudited)
	September 30,	December 31,
	2010	2009
Current Liabilities
Current portion of long-term debt	$65,518	$58,256
Accounts payable	91,997	90,470
Dividends payable	13,007	12,930
Accrued liabilities	36,700	41,740
Current regulatory liabilities	26,033	23,624
Interest accrued	8,949	8,774
Taxes accrued	13,694	4,718
Current portion of derivative liabilities (Note C), (Note K)	8,618	2,822
Total Current Liabilities	264,516	243,334

Noncurrent Liabilities
Pension accrued	142,372	140,454
Connecticut Yankee contract obligation	18,818	20,694
Other post-retirement benefits accrued	49,435	47,302
Derivative liabilities (Note C), (Note K)	123,228	159,271
Other	16,252	6,965
Total Noncurrent Liabilities	350,105	374,686

Deferred Income Taxes (future tax liabilities owed to taxing authorities)	296,206	273,558

Regulatory Liabilities (future amounts owed to customers through the ratemaking process)	82,527	82,457

Commitments and Contingencies (Note J)

Capitalization (Note B)
Long-term debt	715,460	673,549

Common Stock Equity
Common stock	926,958	422,008
Paid-in capital	16,340	14,859
Retained earnings	140,835	137,309
Net Common Stock Equity	1,084,133	574,176

Total Capitalization	1,799,593	1,247,725

Total Liabilities and Capitalization	$2,792,947	$2,221,760

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash Flows From Operating Activities
Net income	$42,447	$47,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,856	74,734
Deferred income taxes	13,474	(5,247)
Stock-based compensation expense (Note A)	3,086	2,774
Pension expense	20,287	16,967
Allowance for funds used during construction (AFUDC) - equity	(4,716)	(397)
Undistributed (earnings) losses in equity investments	400	-
Excess generation service charge	(23,769)	(4,456)
Deferred transmission (income) expense	30,144	(3,973)
Decoupling (income) expense	5,732	(6,495)
Other non-cash items, net	(4,119)	(5,334)
Changes in:
Accounts receivable, net	(22,598)	(14,475)
Unbilled revenues and other accounts receivable	9,457	11,089
Prepayments	(4,061)	(2,336)
Accounts payable	3,193	(10,753)
Interest accrued	174	1,387
Taxes accrued	8,976	8,720
Accrued liabilities	(3,789)	5,174
Accrued pension	(4,940)	(225)
Other assets	(176)	(193)
Other liabilities	1,582	623
Total Adjustments	112,193	67,584
Net Cash provided by Operating Activities	154,640	115,135

Cash Flows from Investing Activities
Related party note receivable (Note H)	(9,200)	(52,730)
Plant expenditures including AFUDC debt	(130,545)	(85,905)
Changes in restricted cash	2,053	7,656
Other	144	59
Net Cash (used in) Investing Activities	(137,548)	(130,920)

Cash Flows from Financing Activities
Issuances of common stock	501,534	92,225
Issuances of long-term debt	109,000	113,273
Payments on long-term debt	(59,826)	(4,286)
Line of credit borrowings (repayments)	-	(148,000)
Payment of common stock dividend	(38,843)	(34,748)
Other	(846)	(943)
Net Cash provided by Financing Activities	511,019	17,521

Unrestricted Cash and Temporary Cash Investments:
Net change for the period	528,111	1,736
Balance at beginning of period	15,269	7,730
Balance at end of period	$543,380	$9,466

Non-cash investing activity:
Plant expenditures included in ending accounts payable	$29,336	$16,099
Related party note receivable (Note H)	$55,540	$-
Equity investment in Related Party (Note H)	$(55,540)	$-

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

(A)  ORGANIZATION AND STATEMENT OF ACCOUNTING POLICIES

Basis of Presentation

The primary business of UIL Holdings Corporation (UIL Holdings) is ownership of its operating regulated utility.  The utility business consists of the electric transmission and distribution operations of The United Illuminating Company (UI).  UI is also a 50-50 joint venturer with NRG Energy, Inc. (NRG) in GCE Holding LLC, whose wholly owned subsidiary, GenConn Energy LLC (collectively “GenConn”), was chosen by the Connecticut Department of Public Utility Control (DPUC) to build and operate new peaking generation plants to help address Connecticut’s need for power generation during the heaviest load periods.  UIL Holdings’ Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in UIL Holdings’ Annual Report on Form 10-K for the year ended December 31, 2009.  Such notes are supplemented below.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).  Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted in accordance with Securities and Exchange Commission (SEC) rules and regulations.  UIL Holdings believes that the disclosures made are adequate to make the information presented not misleading.  The information presented in the Consolidated Financial Statements reflects all adjustments which, in the opinion of UIL Holdings, are necessary for a fair statement of the financial position and results of operations for the interim periods described herein.  All such adjustments are of a normal and recurring nature.  The results for the nine months ended September 30, 2010 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2010.

Certain immaterial amounts related to discontinued operations that were reported as such in the Consolidated Financial Statements in previous periods have been reclassified to conform to the current presentation.

Pending Acquisition of The Southern Connecticut Gas Company, Connecticut Natural Gas Corporation and The Berkshire Gas Company

On May 25, 2010, UIL Holdings entered into a Purchase Agreement (the Purchase Agreement), with Iberdrola USA, Inc. (Seller), under which UIL Holdings will acquire (i) Connecticut Energy Corporation, the owner of The Southern Connecticut Gas Company (SCG), (ii) CTG Resources, Inc., the owner of Connecticut Natural Gas Corporation (CNG), and (iii) Berkshire Energy Resources, the owner of The Berkshire Gas Company (Berkshire), for $1.296 billion in cash, less net debt of approximately $411 million.  Accordingly, UIL Holdings expects to make a cash payment at closing of approximately $885 million, subject to post closing adjustments.  As of June 30, 2010, the companies to be acquired had a combined customer total of approximately 366,000, approximately 130,000 of which will be customers of both UI and SCG.  After the closing, UIL Holdings’ customer base will increase to approximately 690,000.  UIL Holdings expects the acquisition to close several days after receiving regulatory approval from the DPUC.

UIL Holdings plans to finance the acquisition with the net proceeds from its (1) September 2010 public offering of 20,355,000 shares of common stock, which amounted to approximately $501.5 million and (2) October 7, 2010 issuance of $450 million of senior unsecured notes which amounted to $443.5 million.  The acquisition is expected to provide enhanced cash flow per share to UIL Holdings immediately upon consummation of the transaction, and earnings per share (EPS) accretion beginning in 2012.  While not a condition of closing, UIL Holdings is in the process of securing a working capital facility to fund the gas companies’ operations.

UIL Holdings and Seller have made customary representations and warranties and covenants in the Purchase Agreement.  The transaction is subject to customary closing conditions, including the receipt of required governmental approvals, such as applicable state public utility regulatory approvals, and the absence of injunctions or restraints imposed by governmental entities.  On October 27, 2010, the DPUC issued a draft decision which, if adopted without change, would approve the change of control of CNG and SCG, as well as their respective holding companies, CTG and CEC, to UIL Holdings.  The DPUC's schedule provides for the submission of written exceptions and the holding of oral arguments, with a final decision scheduled for November 10, 2010.  For further discussion of the regulatory approval process, see Note (C) “Regulatory Proceedings.”

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

A final decision is scheduled to be issued on November 10, 2010.  For further discussion of the regulatory approval process, see Note (C) “Regulatory Proceedings.”

The Purchase Agreement also contains certain termination rights for both UIL Holdings and Seller, including a termination right for either party if the closing does not occur by May 25, 2011 and the terminating party has not caused the closing not to occur by breaching in any material respect its representations, warranties, covenants or agreements contained in the Purchase Agreement (provided that either party may postpone such date to August 25, 2011, if the only closing conditions that remain to be satisfied are the receipt of governmental approvals or the expiration or termination of the HSR Act waiting period, which expired without comment in August 2010).  Certain of the termination rights, such as termination by mutual agreement of the parties, do not require UIL Holdings to pay any termination fee.  However, under the following remaining circumstances, the Purchase Agreement may be terminated, and UIL Holdings would be required to pay to Seller a termination fee of $50 million (the Termination Fee):

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

As of September 30, 2010, UIL Holdings has incurred pre-tax acquisition-related expenses of approximately $13.2 million.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Earnings per Share

The components of basic and diluted EPS for common shares under the two-class method for each of the three and nine months ended September 30, 2010 and 2009 are as follows:

	2010	2009
	(In Thousands, except per share amounts)
Three Months Ended September 30:
Numerator:
Net income	$16,269	$21,740
Less: Net income allocated to unvested units	49	73
Net income attributable to common shareowners	$16,220	$21,667

Denominator:
Basic average number of shares outstanding	32,176	29,885
Effect of dilutive securities (1)	283	241
Diluted average number of shares outstanding	32,459	30,126

Earnings per share:
Basic	$0.50	$0.73
Diluted	$0.50	$0.73

	2010	2009
	(In Thousands, except per share amounts)
Nine Months Ended September 30:
Numerator:
Net income	$42,447	$47,551
Less: Net income allocated to unvested units	148	64
Net income attributable to common shareowners	$42,299	$47,487

Denominator:
Basic average number of shares outstanding	30,743	27,370
Effect of dilutive securities (1)	324	238
Diluted average number of shares outstanding	31,067	27,608

Earnings per share:
Basic	$1.38	$1.74
Diluted	$1.36	$1.73

(1) Reflecting the effect of dilutive stock options, performance shares and restricted stock.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

For the three and nine month periods ended September 30, 2010, the average outstanding number of options to purchase shares of common stock was 136,945 and 98,079, respectively.  Such options were not included in the three or nine month respective computations of diluted earnings per share, because the options’ exercise prices were greater than the average market price of the common shares during the three and nine month periods ended September 30, 2010.  As of September 30, 2009, options to purchase 359,152 shares of common stock were outstanding but not included in the three and nine month respective computations of diluted earnings per share, because the options’ exercise prices were greater than the average market price of the common shares during the three and nine month periods ended September 30, 2009.

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

A target amount of 89,360 performance shares was granted in March 2010; the average of the high and low market price on the date of grant was $28.24 per share.  In March 2010, upon the vesting of performance shares previously granted, 15,414 shares of common stock were issued to members of management and receipt of 19,991 shares was deferred as stock units.  The number of shares issued and deferred reflects the personal income tax elections of the applicable employees.

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

In March 2010, 20,307 shares of previously-granted restricted stock grants to directors vested, of which 11,487 shares of common stock were issued to directors who had not elected to have their vested shares deferred as stock units.  In May 2010, 10,202 shares of restricted stock previously granted to a non-employee director vested upon his retirement from the board of directors and were issued to the retiring director.  As a result of the May 2010 resignation of another non-employee director, and upon approval by the board of directors, 8,551 shares of restricted stock previously granted to such director vested, all of which were elected for deferral as stock units.  An additional $0.1 million of compensation expense was recorded with respect to such vesting based on the application of ASC 718.  Also resulting from such resignation was the forfeiture of 1,994 shares of restricted stock previously granted to such director.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Total stock-based compensation expense for the nine month periods ended September 30, 2010 and 2009 was $3.1 million and $2.8 million, respectively.  Total stock-based compensation for the three month periods ended September 30, 2010 and 2009 was $1.0 million and $0.7 million, respectively.

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

UIL Holdings’ policy is to recognize interest accrued and penalties associated with uncertain tax positions as a component of operating expense.  During the quarterly and year-to-date periods ended September 30, 2010, UIL Holdings accrued an immaterial amount of interest associated with uncertain tax positions.  During the quarterly and year-to-date periods ended September 30, 2010 and 2009, UIL Holdings did not accrue any penalties associated with uncertain tax positions.   See Note (E) “Income Taxes” for a discussion of uncertain tax positions.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Regulatory Accounting

UIL Holdings’ regulatory assets and liabilities as of September 30, 2010 and December 31, 2009 included the following:

	Remaining	September 30,	December 31,
	Period	2010	2009
		(In Thousands)
Regulatory Assets:
Nuclear plant investments – above market	(a)	$298,500	$313,833
Income taxes due principally to book-tax differences	(b)	29,313	36,635
Connecticut Yankee	6 years	18,818	20,695
Unamortized redemption costs	12 to 24 years	13,908	14,510
CTA deferral amortization	(a)	-	7,874
Pension and other post-retirement benefit plans	(c)	156,563	169,234
Contracts for differences	(d)	101,185	137,730
Deferred pension and post-retirement expense	(f)	3,502	10,232
Distribution retail revenue decoupling	(g)	-	5,286
Excess generation service charge	(e)	4,263	-
Deferred transmission income	(h)	-	8,973
Other	(b)	11,614	10,466
Total regulatory assets		637,666	735,468
Less current portion of regulatory assets		39,870	59,040
Regulatory Assets, Net		$597,796	$676,428

Regulatory Liabilities:
Accumulated deferred investment tax credits	33 years	$4,941	$5,051
Deferred gain on sale of property	(a)	37,798	37,798
Middletown/Norwalk local transmission network service collections	41 years	23,265	23,695
Pension and other post-retirement benefit plans	< 1 year	2,186	-
Excess generation service charge	(e)	-	19,506
Asset removal costs	(b)	717	1,993
Distribution retail revenue decoupling	(g)	446	-
Deferred transmission expense	(h)	21,171	-
Other	(b)	18,036	18,038
Total regulatory liabilities		108,560	106,081
Less current portion of regulatory liabilities		26,033	23,624
Regulatory Liabilities, Net		$82,527	$82,457

(a)
Asset/Liability relates to the Competitive Transition Assessment (CTA). CTA deferral amortization completed during the 2nd quarter of 2010. Total CTA costs recovery is currently projected to be completed in 2015, with stranded cost amortization expected to end in 2013.

(b)	Amortization period and/or balance vary depending on the nature, cost of removal and/or remaining life of the underlying assets/liabilities.
(c)	Asset life is dependent upon timing of final pension plan distribution; balance is recalculated each year in accordance with ASC 715 “Compensation-Retirement Benefits” (Note G).
(d)
Asset life is equal to delivery term of related contracts (which vary from approximately 9 – 16 years); balance fluctuates based upon quarterly market analysis performed on the related derivatives (Note K).

(e)	Working capital allowance for generation service charge; this amount fluctuates based upon cash inflows and outflows in a given period.
(f)	Regulatory asset established for $10.2 million of 2009 pension and OPEB expense which will be recovered in the 2010 rate year.
(g)
Regulatory asset or liability relating to revenue decoupling; majority of 2009 decoupling recovered in January 2010 with remaining balance to be recovered through September 2011; 2010 decoupling ratemaking treatment to be determined by the DPUC in 2011.

(h)	Regulatory asset or liability which defers transmission income or expense and fluctuates based upon actual revenues compared to revenue requirements.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

New Accounting Standards

In January 2010, the FASB issued updated guidance to ASC 820 “Fair Value Measurements and Disclosures” which requires disclosure of transfers in and out of assets and liabilities that fall within Level 1 and 2 of the fair value hierarchy, as described in Note (K) “Fair Value of Financial Instruments,” as well as the gross presentation of activities within the reconciliation of changes in the fair value of Level 3 assets and liabilities.  This guidance is effective in the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 reconciliation information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years.  These requirements impact footnote disclosures only.  Because UIL Holdings does not currently have any Level 2 assets or liabilities, implementation of the transfer activity disclosure did not have an impact on UIL Holdings’ Consolidated Financial Statements.  The implementation of the reconciliation activity disclosure is not expected to have an impact on UIL Holdings’ Consolidated Financial Statements.

In June 2009, the FASB issued updated guidance to ASC 810 “Consolidation” on the consolidation of variable interest entities (VIEs) which became effective as of January 1, 2010, for interim and annual reporting periods beginning in 2010.  In the first quarter of 2010, UIL Holdings implemented this new guidance which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE.  As a result of implementing this guidance, UIL Holdings determined that it is not currently required to consolidate any VIEs with which it is associated and therefore, this guidance did not have an impact on UIL Holdings’ Consolidated Financial Statements.  As of September 30, 2010, UIL Holdings had identified Connecticut Yankee Atomic Power Company (Connecticut Yankee) and GenConn as VIEs. Neither entity is subject to consolidation because UIL Holdings is not the primary beneficiary insofar as it does not have a controlling financial interest, as defined in ASC 810, in either VIE.  For further discussion of GenConn, see Note (C) “Regulatory Proceedings – Generation.”  For further discussion of Connecticut Yankee, see Note (J) “Commitments and Contingencies.”

In December 2009, the FASB issued updated guidance to ASC 860 “Transfers and Servicing” which is effective for transfers of financial assets occurring in fiscal years beginning after November 15, 2009.  UIL Holdings has not been a party to any transfers of financial assets, so this statement did not have an impact on UIL Holdings’ Consolidated Financial Statements.

(B)  CAPITALIZATION

Common Stock

On September 16, 2010, UIL Holdings priced a public offering of 17,700,000 shares of common stock at $25.75 per share.  On September 17, 2010, the underwriters of this public offering of common stock exercised their over-allotment option to purchase an additional 2,655,000 common shares on the same terms.  Net proceeds of the offering, including the over-allotment option, were $501.5 million, after expenses and underwriting discounts and were accounted for as an addition to common stock on UIL Holdings’ Consolidated Balance Sheet.  The Company plans to use the net proceeds from this offering to fund a portion of the cash consideration payable in connection with the pending acquisition of SCG, CNG and Berkshire and for general corporate purposes.

UIL Holdings had 50,429,782 shares of its common stock, no par value, outstanding at September 30, 2010.

Long-Term Debt

On October 7, 2010, UIL Holdings issued, through a public offering, senior unsecured 4.625% notes in the principal amount of $450 million, due on October 1, 2020.  The notes were issued at a discounted price of 99.204%, resulting in net proceeds of $443.5 million.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

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

In April 2009, UI closed on a bank financing in the amount of $121.5 million with a syndicate of banks (the Equity Bridge Loan or EBL), the proceeds of which will be used by UI to fund its commitments as a 50% owner of GenConn.  GenConn has directed $55.5 million of such amount to GenConn Devon LLC (GenConn Devon), and UI expects that GenConn will direct an amount up to approximately $66.0 million borrowed under the EBL to GenConn Middletown LLC (GenConn Middletown), each of which is a wholly owned subsidiary of GenConn, for use in the construction of peaking generation facilities by those entities.  UI draws on this facility as needed to fund its commitments to GenConn as construction progresses.  On September 29, 2010, GenConn Devon reached its completion date, as it is described in connection with the EBL, upon which the portion of amounts borrowed for GenConn Devon were due to be repaid.  Accordingly, UI repaid $55.5 million under the EBL and made its equity investment of approximately $55.5 million in GenConn Devon in September 2010.  Borrowings under this facility as of September 30, 2010 were $61.2 million. In addition to the funds to be directed to GenConn that are borrowed under the EBL, UI expects to make an additional equity commitment of up to $6 million for the construction of the GenConn Middletown peaking generation facility,  of which approximately $5.0 million was invested in GenConn in October 2010.

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

On September 28, 2010, UIL Holdings entered into a Sponsor Guaranty and Payment Agreement in favor of the Royal Bank of Scotland PLC, as Administrative Agent under the Project Financing arrangement, whereby UIL Holdings guarantees to pay an amount up to $6 million in respect of amounts related to the former general contractor claims and litigation expenses as they relate to the claims described in Note (J) “Commitments and Contingencies – GenConn.”

The remaining balance under the EBL must be repaid upon the earlier of its maturity date or the attainment of commercial operation for GenConn Middletown.  The maturity date of the loan is April 19, 2011, and may be extended up to July 23, 2011, as long as on the date of extension, project construction is continuing and the Project Financing is not due and payable.

(C)  REGULATORY PROCEEDINGS

Pending Acquisition of The Southern Connecticut Gas Company, Connecticut Natural Gas Corporation and The Berkshire Gas Company

As discussed in Note (A) “Organization and Statement of Accounting Policies,” on May 25, 2010, UIL Holdings entered into the Purchase Agreement with Seller which provides for the sale of SCG, CNG, and Berkshire to UIL Holdings.  Under the HSR Act, the parties to certain proposed transactions must submit pre-merger notification to the Federal Trade Commission and the U.S. Department of Justice which includes information about each company’s business.  The parties may not consummate the proposed transactions until the waiting period outlined in the HSR Act has passed.  UIL Holdings and Iberdrola USA each made their respective HSR Act filings on July 14, 2010, and after the thirty day waiting period, both filings expired without comment.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

The Connecticut Department of Public Utility Control (DPUC) must approve UIL Holding’s acquisition of SCG and CNG and on July 16, 2010, UI filed its application with the DPUC requesting such approval.  The DPUC completed hearings with respect to the pending Acquisition in September 2010 and on October 27, 2010, the DPUC issued a draft decision which, if adopted without change, would approve the change of control of CNG and SCG, as well as their respective holding companies, CTG and CEC, to UIL Holdings.  The DPUC's schedule provides for the submission of written exceptions and the holding of oral arguments, with a final decision scheduled for November 10, 2010.

On August 31, 2010, the Massachusetts Department of Public Utilities (the “DPU”) issued an order (the “Order”) determining that DPU approval is not required for UIL Holdings to acquire Berkshire Energy Resources, parent of The Berkshire Gas Company (the “Berkshire Acquisition”), pursuant to the Purchase Agreement.  On September 20, 2010, the Massachusetts Attorney General filed a motion for reconsideration in this matter and requested that the judicial appeal period be extended by fourteen days following final DPU action on the reconsideration motion.  On October 4, 2010, UIL Holdings and Iberdrola USA filed their joint comments on the Massachusetts Attorney General’s petition for reconsideration.  The DPU granted the request for extension of the appeal period and has not yet ruled on the petition for reconsideration.

Pursuant to the terms of the Purchase Agreement, receipt of DPU approval, to the extent required, is one of the conditions to the consummation of the Berkshire Acquisition.

In addition, SCG, CNG and Berkshire hold certain wireless radio station licenses from the Federal Communications Commission (FCC) with respect to dispatch center and certain communications equipment and devices.  Applications were filed with the FCC for approval of the change of control of the holder of the licenses in connection with the Purchase Agreement.   FCC approval was reported by public notice released October 13, 2010.  Interested parties can request reconsideration of the approval for a 30 day period.  There is an additional 10-day period during which the FCC can reconsider the approval on its own motion.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

On April 1, 2010, UI filed its ratemaking proposal and underlying decoupling analysis for the 2009 rate year ended February 3, 2010.  On September 1, 2010, the DPUC issued its final decision in this matter approving a decoupling charge totaling approximately $1.6 million to be recovered from ratepayers over a twelve month period commencing in October 2010.  In addition to the decoupling charge, the DPUC also approved a pension and earnings sharing over-recovery credit totaling approximately $3.6 million to be refunded to ratepayers over the same twelve month period commencing in October 2010.  The DPUC also approved the continuance of the decoupling pilot program beyond the 2010 rate year and until such time that a final decision is reached regarding whether to continue, modify or terminate the decoupling mechanism.  UI expects such determination to be made in connection with UI’s 2010 rate year decoupling results filing to be submitted to the DPUC by April 4, 2011.

In December 2009, UI received a letter ruling approving rates effective January 1, 2010, incorporating the above mentioned distribution rate changes along with previously approved changes to the Generation Services Charges (GSC), Non-Bypassable Federally Mandated Congestion Charges (NBFMCC), transmission and system benefits charge, resulting in no change in the total rate for a residential Rate R customer with standard service generation.  Additionally, last resort service GSC rates have been approved for the period through December 31, 2010.

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

Generation

UI is a 50-50 joint venturer with NRG Energy, Inc. (NRG) in GCE Holding LLC, whose wholly owned subsidiary, GenConn Energy LLC (collectively “GenConn”), was chosen by the DPUC to build and operate new peaking generation plants to help address Connecticut’s need for power generation during the heaviest load periods.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

GenConn filed a rate case request with the DPUC in December 2009, seeking approval of 2010 revenue requirements for the period commencing June 1, 2010 for the GenConn Devon facility.  The DPUC issued a final decision on May 26, 2010, approving the proposed $18.7 million 2010 revenue requirement for the GenConn Devon plant.  GenConn bid the full capacity of the GenConn Devon facility into the ISO New England, Inc. (ISO-NE) locational forward reserve market (LFRM) for the summer 2010 period (June 1, 2010 - September 30, 2010) and for the winter period (October 1, 2010 to May 31, 2011).  The DPUC’s decision states that final determination regarding prudent construction costs will be made in the 2013 revenue requirements proceeding to be filed in 2012 after the GenConn Devon and GenConn Middletown facilities are operational and construction costs are complete for both facilities.

The four units at the GenConn Devon facility were released to the ISO-NE LFRM (three in June 2010 and one in July 2010), but GenConn incurred availability penalties for such units not being available to the ISO-NE LFRM as of June 1, 2010.  GenConn was able to mitigate these penalties by obtaining coverage for a portion of the unavailable capacity.  UI’s 50% share in the loss from equity investments of $0.6 million, included in UIL Holdings’ Consolidated Financial Statements as of September 30, 2010, includes these mitigated penalties and certain other damages, as well as ISO-NE revenues for units that were released to the ISO-NE LFRM, revenues associated with its CfD with CL&P, and normal operating expenses.  On September 10, 2010, the GenConn Devon facility met its remaining CfD commercial operation requirements as defined in the CfD.

GenConn filed a rate case request with the DPUC on July 30, 2010, seeking approval of 2011 revenue requirements for the period commencing January 1, 2011 for the GenConn Devon facility and June 1, 2011 for the GenConn Middletown facility.  A final decision is scheduled for December 29, 2010.  As a result of changed financial market conditions and updated cost information, GenConn project costs have increased over the proposal it originally submitted to the DPUC in 2008.  The increase was driven primarily by increased financing costs and the cost to build interconnection facilities at the Middletown site.  The DPUC has ruled that prudently incurred financing costs, interconnection costs and taxes will be recoverable and, therefore, GenConn expects to recover such costs in DPUC-approved future revenues.  The CfDs provide for a true-up of revenue from the ISO New England Markets in which GenConn participates to DPUC-approved revenue requirements.

Pension and Postretirement Expenses

In response to the Internal Revenue Service (IRS) mandated change in mortality tables utilized for certain Employee Retirement Income Security Act of 1974 (ERISA)-related liability calculations, effective January 1, 2007, the DPUC allowed regulatory treatment for the change in pension and postretirement expenses resulting from the use of the new mortality tables.  In the 2009 Decisions, the DPUC approved the recovery of these expenses over a four-year period beginning in 2009.  As of September 30, 2010, the remaining regulatory asset was approximately $2.4 million.

The 2009 Decisions also provide for the establishment of an annual regulatory asset to address a portion of the actual increase in pension and postretirement expense for each of 2009 and 2010.  For 2009, UI recorded a regulatory asset of approximately $10.2 million which will be recovered fully in the 2010 rate year.  As of September 30, 2010, the remaining annual pension regulatory asset was approximately $3.5 million.  Additionally, $11.4 million will be recovered in rates in the 2010 rate year for UI’s estimate of 2010 pension and postretirement expense.

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

UI has wholesale power supply agreements in place for the supply of all of UI’s standard service customers for all of 2010 and 2011 and 30% for 2012.  Supplier of last resort service is procured on a quarterly basis.  UI determined that its contracts for standard service and supplier of last resort service are derivatives under ASC 815 “Derivatives and Hedging” and elected the “normal purchase, normal sale” exception under ASC 815 “Derivatives and Hedging”.  As such, UI regularly assesses the accounting treatment for its power supply contracts.  These wholesale power supply agreements contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt was to fall below investment grade.  In October 2010, Moody’s Investor Services (Moody’s) released its updated credit opinion for UI and maintained its Baa2 rating with a stable outlook.  In October 2010, Standard & Poors’ Investor Services (S&P) released its updated credit opinion for UI maintaining its BBB rating.  If UI’s credit rating were to decline one rating and UI were to be placed on negative credit watch, monthly amounts due and payable to the power suppliers would be accelerated to semi-monthly payments.  UI’s credit rating would have to decline two ratings to fall below investment grade at either rating service.  If this were to occur, UI would have to deliver collateral security in an amount equal to the receivables due to the sellers for the thirty day period immediately preceding the default notice.  If such a situation had been in effect as of September 30, 2010, UI would have had to post approximately $16.6 million in collateral.

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

The DPUC has determined that costs associated with these CfDs will be recoverable by UI and CL&P, and in accordance with ASC 980 “Regulated Operations”, UI has deferred recognition of costs (a regulatory asset) or obligations (a regulatory liability).  The above contracts are derivatives and they, along with the contracts for standard service and supplier of last resort service discussed in the Power Supply Arrangement discussion above and the financial transmission rights (FTRs) discussed below, are the Company’s only derivative instruments.  The CfDs are marked-to-market in accordance with ASC 815.  For those CfDs signed by CL&P, UI records its approximate 20% portion of CL&P’s derivative, pursuant to the sharing agreement noted above.  As of September 30, 2010, UI has recorded a gross derivative asset of $36.6 million ($5.9 million related to its portion of CL&P’s derivative assets), a regulatory asset of $101.2 million, a gross derivative liability of $131.8 million ($93.5 million related to its portion of CL&P’s derivative liabilities) and a regulatory liability of $5.9 million in the accompanying Consolidated Balance Sheet.  See Note (K) “Fair Value of Financial Instruments” for additional CfD information.

On February 7, 2010, an explosion occurred at the construction site of the nearly completed 620-megawatt plant being built by Kleen Energy Systems, LLC (“Kleen”), one of the four capacity resources selected by the DPUC to create new or incremental capacity resources described above.  As noted above, CL&P has executed CfDs with two of the selected projects, including the Kleen project.  The CfD with Kleen is subject to the sharing agreement between UI and CL&P whereby UI pays 20% of the costs and obtains 20% of the benefits of the contract.  The extent of damage and any resulting delay in the attainment of commercial operation is currently under review.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

On September 28, 2010, Kleen notified CL&P that it considered the explosion a continuing event of force majeure that excused Kleen from performance of its obligations under the CfD as well as for liability for any damages under the CfD.  On October 5, 2010, the DPUC opened a proceeding to investigate and make a determination regarding Kleen's claim of force majeure and that force majeure excused Kleen from failure to achieve commercial operation as required under the CfD as well as associated liquidated damages.  The DPUC closed the proceeding on October 21, 2010 following Kleen's compliance with the DPUC's October 20, 2010 conditional grant of approval of Kleen's October 19, 2010 notice of withdrawal and request to close the proceeding.  The conditional grant required Kleen to provide CL&P with a letter stating that by seeking to withdraw: 1) Kleen forever waives any and all claims to be exempt from paying liquidated damages for failure to achieve commercial operation by November 30, 2010 and 2) as part of this waiver, Kleen agrees that it will not contest or seek exemption from and that it will timely pay to CL&P all liquidated damages associated with the delay in commercial operation commencing from December 1, 2010 up through commercial operation of the facility.  Kleen provided the letter to the DPUC and CL&P on October 21, 2010.

During the first quarter of 2010, UIL Holdings adjusted an assumption in its expected cash flow analysis, significantly reducing the fair value of the related regulatory asset and derivative liability on its Consolidated Balance Sheet.  A subsequent increase to the same assumption resulted in a corresponding increase in the related regulatory asset and derivative liability.  These changes did not have an impact on UIL Holdings’ Consolidated Statement of Income.  Based on information known to date, it remains reasonably likely that, at a minimum, there will be a delay in Kleen's attainment of commercial operation.

The unrealized gains and losses from mark-to-market adjustments to derivatives recorded in regulatory assets or regulatory liabilities for the three and nine month periods ended September 30, 2010 and 2009 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In Thousands)		(In Thousands)

Regulatory Assets - Derivative assets	$21,006	$4,106	$(36,547)	$17,978

Regulatory Liabilities - Derivative liabilities	$502	$(122)	$409	$(1,847)

The adjustments to the probability of Kleen’s attainment of commercial operation, as discussed above, resulted in changes in UI’s projected derivative liability relating to UI’s CfD with Kleen.  The changes in this derivative liability were the primary reasons for the unrealized loss and unrealized gain during the three and nine month periods ended September 30, 2010, respectively.

The fair value of the gross derivative assets and liabilities as of September 30, 2010 and December 31, 2009 were as follows:

		September 30, 2010
	(In Thousands)

		Deferred Charges	Current	Noncurrent
	Current Assets	and Other Assets	Liabilities	Liabilities

Derivative assets/(liabilities), gross	$6,620	$29,963	8,618	$123,228

		December 31, 2009
	(In Thousands)

		Deferred Charges	Current	Noncurrent
	Current Assets	and Other Assets	Liabilities	Liabilities

Derivative assets/(liabilities), gross	$2,738	$27,956	$2,822	$159,271

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Pursuant to Connecticut’s 2007 Act Concerning Electricity and Energy Efficiency, the DPUC initiated a process to create new peaking generation resources to address the state’s shortage of fast-start peaking generation that is needed to provide energy reserves.  As with the CfDs entered into pursuant to the EIA and described above, the DPUC required that UI and CL&P execute long-term contracts with the selected peaking resources to facilitate the transactions and provide the commitment necessary for the owners of the peaking resources to obtain financing.  During 2008, CL&P executed three peaking generation CfDs, one with GenConn relating to its Devon facility, one with GenConn relating to its Middletown facility and the other with PSEG Power Connecticut LLC (“PSEG”), to which the sharing agreement between UI and CL&P described above also applies.  These contracts are not considered to be derivatives under ASC 815 and therefore will be accounted for on an accrual basis.

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

UI’s overall transmission ROE is determined by the mix of UI’s transmission rate base between new and existing transmission assets, and whether such assets are PTF or non-PTF.  UI’s transmission assets are primarily PTF.  For 2010, UI is estimating an overall allowed weighted-average ROE for its transmission business in the range of 12.4% to 12.5%.

New England East-West Solution

On July 14, 2010, UI entered into an agreement (Agreement) with CL&P, under which UI will have the right to invest in and own transmission assets associated with the Connecticut portion of CL&P’s New England East West Solution (NEEWS) projects to improve regional energy reliability.  The Agreement is subject to state and federal regulatory approval.  On July 15, 2010, UI and CL&P filed a joint application with the DPUC requesting such approval and on October 13, 2010, the DPUC approved the request.  UI and CL&P expect to make filings at the FERC in the near future.

NEEWS consists of four inter-related transmission projects being developed by subsidiaries of Northeast Utilities (NU), the parent company of CL&P, in collaboration with National Grid USA.  Three of the projects have portions sited in Connecticut:  (1) the Greater Springfield Reliability Project, (2) the Interstate Reliability Project and (3) the Central Connecticut Reliability Project.  Based on data prepared by CL&P, UI expects that the cost of building the Connecticut portions of these projects will be approximately $827 million.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Under the terms of the Agreement, UI has the option to make quarterly payments to CL&P in exchange for ownership of specific transmission assets as they come into commercial operation.  Following regulatory approval, UI will have the right to invest up to the greater of $69 million or an amount equal to 8.4% of CL&P’s costs for the Connecticut portions of these projects.  As assets come into commercial operation, CL&P will transfer title to transmission assets such as poles and wires to UI in proportion to its investments, but CL&P will continue to maintain these portions of the transmission system pursuant to an operating and maintenance agreement with UI.  Also, under the terms of the Agreement, there are certain circumstances under which CL&P can terminate the Agreement.

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

As of September 30, 2010, there were no amounts outstanding under the facility.  UIL Holdings had a standby letter of credit outstanding in the amount of $1 million that expired on January 31, 2010, which was extended and is expected to be automatically extended for one year periods from the expiration date (or any future expiration date), unless the issuer bank elects not to extend.  Available credit under this facility at September 30, 2010 was $174 million for UI and UIL Holdings in the aggregate.  UIL Holdings records borrowings under this facility as short-term debt, but the agreement has longer term commitments from banks allowing the Company to borrow and reborrow funds, at its option, to December 22, 2011, thus affording it flexibility in managing its working capital requirements.

UIL Holdings has a money market loan arrangement with JPMorgan Chase Bank.  This is an uncommitted short-term borrowing arrangement under which JPMorgan Chase Bank may make loans to UIL Holdings for fixed periods, depending on UIL Holdings’ credit rating, the Bank’s credit requirements, and conditions in the financial markets.  JPMorgan Securities, Inc. acts as an agent and sells the loans to investors.  As of September 30, 2010, UIL Holdings had no short-term borrowings outstanding under this arrangement.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(E) INCOME TAXES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In Thousands)
Income tax expense consists of:
Income tax provisions (benefit):
Current
Federal	$(10,757)	$17,915	$16,009	$30,945
State	(3,037)	3,329	2,715	5,731
Total current	(13,794)	21,244	18,724	36,676
Deferred
Federal	22,235	(5,266)	13,112	(2,098)
State	4,417	(2,287)	363	(3,148)
Total deferred	26,652	(7,553)	13,475	(5,246)

Investment tax credits	(37)	(37)	(110)	(110)

Total income tax expense	$12,821	$13,654	$32,089	$31,320

Income tax components charged as follows:
Operating tax expense	$10,776	$13,252	$33,324	$32,445
Nonoperating tax benefit	1,581	464	(1,175)	(1,024)
Equity Investments tax expense (benefit)	464	(62)	(60)	(101)

Total income tax expense	$12,821	$13,654	$32,089	$31,320

The combined statutory federal and state income tax rates for UIL Holdings for each of the three and nine month periods ended September 30, 2010 and 2009 were 40.4%.

Differences in the treatment of certain transactions for book and tax purposes occur which cause the rate of UIL Holdings’ reported income tax expense to differ from the statutory tax rate described above.  The effective book income tax rates for the three and nine month periods ended September 30, 2010 were 44.1% and 43.1%, respectively, as compared to 38.6% and 39.7% for the three and nine month periods ended September 30, 2009, respectively.  The increase in the 2010 effective book income tax rates was due primarily to the non-normalized effect associated with increased nuclear stranded cost amortization in the CTA in the third quarter of 2010.

During the third quarter of 2010, UIL Holdings recognized a significant one-time income tax deduction, which it reflected on its 2009 state and federal income tax returns, related to repair and maintenance costs it had previously capitalized for tax purposes.  This one-time income tax deduction resulted in a cash benefit of approximately $40.5 million.  The decreases in current income tax expense and increase in deferred income tax expense for the three and nine month periods ended September 30, 2010, compared to the three and nine month periods ended September 30, 2009, were primarily due to this one-time income tax deduction which was deferred for book purposes.  As a result, as of September 30, 2010, UIL Holdings had gross unrecognized tax benefits of approximately $8.9 million, including an immaterial amount of interest, of which none would impact the effective tax rate if recognized.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(F) SUPPLEMENTARY INFORMATION

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In Thousands)
Operating Revenues
Retail	$212,405	$220,223	$573,532	$614,696
Wholesale	270	-	331	202
Other	23,602	34,989	89,810	76,188
Total Operating Revenues	$236,277	$255,212	$663,673	$691,086

Depreciation and Amortization
Utility property, plant, and equipment depreciation	$11,968	$12,407	$38,114	$36,632
Non-utility property, plant, and equipment depreciation	-	15	-	108
Total Depreciation	11,968	12,422	38,114	36,740
Amortization of nuclear plant regulatory assets (CTA)	13,055	13,696	35,584	35,454
Amortization of intangibles	10	10	33	31
Amortization of other regulatory assets	3,350	440	8,941	1,139
Total Amortization	16,415	14,146	44,558	36,624
Total Depreciation and Amortization	$28,383	$26,568	$82,672	$73,364

Taxes - Other than Income Taxes
Operating:
Connecticut gross earnings	$13,897	$11,754	$35,849	$28,596
Local real estate and personal property	5,177	4,432	14,209	11,847
Payroll taxes	1,164	1,253	4,476	4,404
Total Taxes - Other than Income Taxes	$20,238	$17,439	$54,534	$44,847

Other Income and (Deductions), net
Interest income (Note H)	$1,115	$872	$3,178	$2,319
Allowance for funds used during construction	3,252	545	7,944	1,368
Conservation & Load Management incentive	361	298	1,006	892
Energy generation and load curtailment incentives	-	149	882	366
ISO load response, net	411	996	1,463	1,626
Miscellaneous other income and (deductions), net	452	645	78	751
Total Other Income and (Deductions), net	$5,591	$3,505	$14,551	$7,322

Other Interest, net
Notes Payable	$20	$18	$84	$641
Other	151	165	506	453
Total Other Interest, net	$171	$183	$590	$1,094

(G)  PENSION AND OTHER BENEFITS

The United Illuminating Company Pension Plan covers the majority of the officers and employees of UIL Holdings and UI.  UI also has a non-qualified supplemental pension plan for certain employees and a non-qualified retiree-only pension plan for certain early retirement benefits.

UI has a supplemental retirement benefit trust and, through this trust, purchased life insurance policies on certain officers of UI to fund the future liability under the non-qualified supplemental pension plan.  The cash surrender value of these policies is included in “Other investments” in UIL Holdings’ Consolidated Balance Sheet and is marked-to-market.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

The following tables represent the components of net periodic benefit cost for pension and other postretirement benefits (OPEB) for the three and nine month periods ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$1,781	$1,533	$340	$334
Interest cost	5,272	5,233	982	1,034
Expected return on plan assets	(4,767)	(4,278)	(438)	(410)
Amortization of:
Prior service costs	162	174	(26)	(26)
Transition obligation (asset)	-	-	265	265
Actuarial (gain) loss	3,078	3,606	488	671
Net periodic benefit cost (1)	$5,526	$6,268	$1,611	$1,868

	Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$5,342	$4,600	$1,020	$1,001
Interest cost	15,816	15,696	2,947	3,103
Expected return on plan assets	(14,300)	(12,835)	(1,315)	(1,230)
Amortization of:
Prior service costs	485	523	(77)	(76)
Transition obligation (asset)	-	-	794	794
Actuarial (gain) loss	9,232	10,818	1,463	2,014
Net periodic benefit cost (1)	$16,575	$18,802	$4,832	$5,606

(1) For the three month period ended September 30, 2009, UI recorded $2.3 million of pension expense and $0.5 million of OPEB expense as a regulatory asset. For the nine month period ended September 30, 2009, UI recorded $6.1 million of pension expense and $1.4 million of OPEB expense as a regulatory asset. These amounts reflect the establishment of an annual regulatory asset, as approved by the DPUC, to address the actual increase in pension and post-retirement expense for 2009 (see Note (C), Regulatory Proceedings).

The following actuarial weighted-average assumptions were used in calculating net periodic benefit cost for the three and nine month periods ended September 30, 2010 and 2009:

	Three and Nine Months Ended September 30,
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

N/A – not applicable

Asset values of funded pension and postretirement plans as of September 30, 2010 and December 31, 2009 were approximately $235.9 million and $231.3 million, respectively.  While there was no minimum required pension contribution for the 2009 plan year, UI currently expects to make total contributions of approximately $8 million in 2010.  Given current interest rates and asset values, UI currently expects to make contributions of approximately $45 to $50 million in 2011.  Such contribution levels will be adjusted, if necessary, based upon actual December 31, 2010 discount rates and asset values.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(H)  RELATED PARTY TRANSACTIONS

Arnold L. Chase, a Director of UIL Holdings since 1999, holds a beneficial interest in the building located at 157 Church Street, New Haven, Connecticut, where UI leases office space for its corporate headquarters.  UI’s lease payments for this office space totaled $7.8 million and $8.2 million for the nine month periods ended September 30, 2010 and 2009, respectively.  For the three month periods ended September 30, 2010 and 2009, such lease payments totaled $2.6 million and $2.7 million, respectively.

UI is a 50-50 joint venturer with NRG, whose wholly owned subsidiary, GenConn, was chosen by the DPUC to build and operate new peaking generation plants to help address Connecticut’s need for power generation during the heaviest load periods.  GenConn had signed a promissory note (the “Loan”) with UI under which UI advanced up to an aggregate principal amount of $48.5 million to fund GenConn’s construction and other cash needs until permanent financing was arranged.  In connection with the EBL obtained by UI and the Project Financing obtained by GenConn on April 27, 2009, all outstanding balances on the Loan were replaced by a new promissory note, the balance of which was $61.2 million as of September 30, 2010.  See Note (B) “Capitalization – Long-Term Debt” for further discussion regarding the EBL.  Additionally, for the three and nine month periods ended September 30, 2010, $1.0 million and $2.8 million, respectively, of interest income related to the promissory note is included in “Other income and (deductions), net" in the accompanying Consolidated Statement of Income, which is fully offset by the interest expense incurred by UI under the EBL.

UI and NRG are each to make equity investments in GenConn on a 50%/50% basis to meet GenConn’s remaining capital requirements not met by the Project Financing.  In September 2010, UI made its equity investment in GenConn Devon in the amount of approximately $55.5 million.

(J)  COMMITMENTS AND CONTINGENCIES
Connecticut Yankee Atomic Power Company

UI has a 9.5% stock ownership share in the Connecticut Yankee Atomic Power Company (Connecticut Yankee), the carrying value of which was $0.3 million as of September 30, 2010.  In 1996, the Board of Directors of Connecticut Yankee voted unanimously to retire the Connecticut Yankee nuclear plant (the Connecticut Yankee Unit) from commercial operation.  A settlement agreement approved by the FERC that became effective in 2000 allows Connecticut Yankee to collect, through the power contracts with the unit’s owners, the FERC-approved decommissioning costs, other costs associated with the permanent shutdown of the Connecticut Yankee Unit, the unrecovered investment in the Connecticut Yankee Unit, and a return on equity of 6%.  The decommissioning project was completed in 2007.  In October 2007, the Connecticut Department of Environmental Protection (CDEP) approved Connecticut Yankee’s application for a Stewardship Permit which states that all corrective action measures required at the Connecticut Yankee site pursuant to Connecticut law have been completed subject to post-remediation groundwater monitoring.  In November 2007, the Nuclear Regulatory Commission (NRC) issued a license reduction for the Connecticut Yankee site limiting it to the independent spent-fuel storage installation (ISFSI) (see DOE Spent Fuel Litigation below).

Connecticut Yankee updates the cost of its remaining decommissioning activity, which consists primarily of ground water monitoring and nuclear fuel storage, at least annually, and more often as needed, and provides UI with a projected recovery schedule depicting annual costs expected to be billed to UI, including a return on investment over the term of the projected recovery period.  The present value of these costs is calculated using UI’s weighted-average cost of capital and, after consideration of recoverability, recorded as a Connecticut Yankee Contract Obligation and a corresponding regulatory asset.  At September 30, 2010, UI has regulatory approval to recover in future rates (through the CTA) its $18.8 million regulatory asset for Connecticut Yankee over a term ending in 2015.

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

In 1998, Connecticut Yankee filed claims in the United States Court of Federal Claims seeking damages resulting from the breach of the 1983 contracts by the DOE.  In November 1998, the Court ruled that the DOE had breached the contracts and was liable for damages, but left the amount of damages to be determined after a trial on the evidence.  In October 2006, the Court issued judgment for Connecticut Yankee in the amount of $34.2 million for its spent-fuel-related costs through 2001, ruling in favor of Connecticut Yankee on substantially all of the major issues.    In August 2008, the United States Court of Appeals for the Federal Circuit vacated the lower court's $34.2 million damage award, and remanded the case for a re-calculation of damages.  In September 2010, the Court issued its Decision in the remanded case and awarded Connecticut Yankee recalculated damages of $39.7 million.  If no motions for reconsideration are filed, the deadline for filing appeals of the Decision is November 8, 2010.  UI’s 9.5% ownership share would result in a payment of approximately $3.8 million which, if awarded, would be refunded to customers.

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

Hydro-Quebec

UI is a participant in the Hydro-Quebec (HQ) transmission tie facility linking New England and Quebec, Canada.  UI has a 5.45% participating share in this facility, which has a maximum 2000-megawatt equivalent generation capacity value.  In April 1991, UI furnished a guarantee in the amount of $11.7 million, for its participating share of the debt financing for one phase of this facility.  The amount of this guarantee, which expires in August 2015, is reduced monthly, proportionate with principal paid on the underlying debt.  As of September 30, 2010, the amount of UI’s guarantee for this debt totaled approximately $1.5 million.

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

Branford Landfill

In August 2009, UI received a demand letter from EPA to cover the cost of EPA’s remediation of the East Main Street Disposal Superfund Site.  UI has examined relevant documents in EPA’s possession and is continuing discussions with EPA regarding its claim.  On August 20, 2010, UI and the EPA reached an agreement in principle, subject to final documentation, to settle the matter for $0.5 million.  UI and the EPA are currently working on the necessary documents to finalize the settlement.

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

A site on the Mill River in New Haven was conveyed by UI in 2000 to an unaffiliated entity, Quinnipiac Energy LLC (QE), reserving to UI permanent easements for the operation of its transmission facilities on the site.  At the time of the sale, a fund of approximately $1.9 million, an amount equal to the then-current estimate for remediation, was placed in escrow for purposes of bringing soil and groundwater on the site into compliance with applicable environmental laws.  Approximately $0.1 million of the escrow fund remains unexpended.  QE has since sold the property to Evergreen Power, LLC (Evergreen Power) and Asnat Realty LLC (Asnat).  UI is unaware of what

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

agreement was reached between QE and Evergreen Power and Asnat regarding future environmental liability or what remediation activity remains to be undertaken at the site.  UI could be required by applicable environmental laws to finish remediating any subsurface contamination at the site if it is determined that QE and/or Evergreen Power and Asnat have not completed the appropriate environmental remediation at the site.  UI has not updated the original $1.9 million remediation estimate, and does not have specific knowledge of any remediation work done, or remaining to be done on behalf of QE or any subsequent owner.  In July 2008, Evergreen Power and Asnat submitted a claim to UI seeking compensation for environmental remediation on the property, including the existing building which remains on the site.   UIL Holdings cannot presently assess the potential financial impact, if any, of this claim.  As such, as of September 30, 2010, no liability related to this claim has been recorded.

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

Middletown/Norwalk Transmission Project (the Project)

The general contractor and two subcontractors responsible for civil construction work in connection with the installation of UI’s portion of the Middletown/Norwalk Transmission Project’s underground electric cable system have filed lawsuits seeking payment for change order requests for approximately $34.5 million, plus interest and costs.  UI intends to defend the litigation.  To the extent that UI is required to satisfy any of the change order requests, UI would seek recovery through its transmission revenue requirement.

In 2008, UI funded escrow accounts for certain retention amounts withheld by UI which were to remain in place until the completion of the verification of fulfillment of contractor obligations.  As of September 30, 2010, the balance of these escrow accounts was zero, as all remaining withheld retention amounts were paid to the contractors during the first quarter of 2010.

GenConn

The former general contractor responsible for the construction at the GenConn Devon facility has notified GenConn that it is seeking approximately $8.4 million related to alleged scope and rework changes.   GenConn is reviewing the change order requests and cannot presently assess their merit.  To the extent that GenConn is required to satisfy any of the change order requests, GenConn would expect to recover such costs through its revenue requirements.  The former general contractor also notified GenConn that it is planning to submit a delay and impact claim under the terms of its contract with GenConn.  This potential claim has been preliminarily estimated by the former general contractor to be approximately $16.3 million, subject to further review and adjustment.  The former general contractor has yet to file a formal delay and impact claim or provide supporting documentation.  As such, GenConn

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

cannot make an assessment of the potential claim nor can it determine the extent to which such costs, if any, could be recovered through its revenue requirements.  To the extent that there is any financial impact on GenConn’s financial statements, the effect on UIL Holdings’ Consolidated Financial Statements will be reflected in the carrying value of its 50% ownership position in GenConn and through “Income (Loss) from Equity Investments” in the Consolidated Statement of Income.  Subsequent to its’ notice described above, the former general contractor filed a mechanic’s lien on the GenConn Devon project in the amount of $28.6 million and on the GenConn Middletown project in the amount of $4.9 million.

On September 28, 2010, UIL Holdings entered into a Sponsor Guaranty and Payment Agreement in favor of the Royal Bank of Scotland PLC, as Administrative Agent under the Project Financing arrangement, whereby UIL Holdings guarantees to pay an amount up to $6 million in respect of amounts related to the former general contractor’s claims and litigation expenses as they relate to such claims described above.  Given the assessment of this claim as described above, no liability has been recorded as of September 30, 2010.

In addition to the funds committed under the EBL, described in Note (B) “Capitalization – Long-term Debt,” UI expects to make an additional equity commitment of up to $6 million for the construction of the GenConn Middletown peaking generation facility, approximately $5.0 million of which was invested in GenConn in October 2010.

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

The $2.5 million guarantee supports an HQ guarantee to the Long Island Power Authority to provide for damages in the event of a delay in the date of achieving commercial operation of the Cross-Sound cable.  UIL Holdings expects commercial operating status to be maintained and, accordingly, it has not recorded a liability related to this guarantee in its Consolidated Balance Sheet as of September 30, 2010.

The $1.3 million guarantee supports an agreement under which Cross-Sound is providing compensation to shell fishermen for their losses, including loss of income, incurred as a result of the installation of the cable.  The payments to the fishermen are being made over a 10-year period, ending October 2013, and the obligation under this guarantee reduces proportionately with each payment made. As of September 30, 2010, the remaining amount of the guarantee was $0.9 million.  UIL Holdings believes there is a low probability that it would be required to fund this guarantee and, as such, has not recorded a liability related to this guarantee in its Consolidated Balance Sheet as of September 30, 2010.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Xcelecom

UIL Holdings has exposure relating to its indemnification obligations to the buyers of the former Xcelecom companies under the agreements relating to the sales of those companies and to the sureties that have provided performance bonds to certain former Xcelecom companies related to projects bid or awarded prior to the sales of those companies.  As of September 30, 2010, the remaining outstanding bonds issued by sureties for the account of Xcelecom total approximately $4.8 million.  There are no remaining costs to complete the projects covered by such surety bonds as of September 30, 2010 and UIL Holdings does not expect to be required to make any payments to sureties.  As such, UIL Holdings has not recorded a liability in its Consolidated Balance Sheet as of September 30, 2010.

The buyer of the former Xcelecom companies comprising its systems integration business signed a promissory note payable to Xcelecom or UIL Holdings in connection with the sale of that business, which totals $1.3 million as of September 30, 2010.  The promissory note calls for monthly principal payments with full payment in September 2011.  The buyer is currently paying principal and interest on a monthly basis.

Acquisition Purchase Agreement Termination Fee

On May 25, 2010, UIL Holdings entered into the Purchase Agreement with Seller which provides for the sale of SCG, CNG, and Berkshire to UIL Holdings.  The Purchase Agreement contains termination rights for both UIL Holdings and Seller.  Certain of the termination rights, such as termination by mutual agreement of the parties, do not require UIL Holdings to pay any termination fee.  However, UIL Holdings would be required to pay to Seller the Termination Fee if the Purchase Agreement is terminated under certain circumstances.  See Note (A) “Organization and Statement of Accounting Policies,” for further information.

(K) FAIR VALUE OF FINANCIAL INSTRUMENTS

UIL Holdings adopted the accounting and disclosure guidance set forth in ASC 820 “Fair Value Measurements and Disclosures” on January 1, 2008 as it relates to  certain assets and liabilities, specifically derivative assets and liabilities related to contracts for differences and FTRs, assets related to its deferred compensation plan,  and supplemental retirement benefit trust life insurance policies.  See Note (C) “Regulatory Proceedings” for additional disclosures related to ASC 820.

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

The following tables set forth, by level within the fair value hierarchy, UIL Holdings’ financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2010 and December 31, 2009.

	September 30, 2010

	Level 1	Level 2	Level 3	Total
	(In Thousands)

Assets:
Derivative assets	$-	$-	$36,583	$36,583
Deferred Compensation Plan	3,626	-	-	3,626
Supplemental retirement benefit trust life insurance policies (Note G)	5,285	-	-	5,285
	$8,911	$-	$36,583	$45,494

Liabilities:
Derivative liabilities	$-	$-	$131,846	$131,846

Net fair value assets/(liabilities), September 30, 2010	$8,911	$-	$(95,263)	$(86,352)

	December 31, 2009

	Level 1	Level 2	Level 3	Total
	(In Thousands)

Assets:
Derivative assets	$-	$-	$30,694	$30,694
Deferred Compensation Plan	3,367	-	-	3,367
Supplemental retirement benefit trust life insurance policies (Note G)	5,071	-	-	5,071
	$8,438	$-	$30,694	$39,132

Liabilities:
Derivative liabilities	$-	$-	$162,093	$162,093

Net fair value assets/(liabilities), December 31, 2009	$8,438	$-	$(131,399)	$(122,961)

The determination of fair value of the derivative assets and liabilities, which primarily consist of contracts for differences, was based on a probability-based expected cash flow analysis that was discounted at the September 30, 2010 or December 31, 2009 risk-free interest rates, as applicable, and an adjustment for non-performance risk using credit default swap rates.  Certain management assumptions were required, including development of pricing that extended over the term of the contracts.  In addition, UIL performed an assessment of risks related to obtaining regulatory, legal and siting approvals, as well as obtaining financing resources and ultimately attaining commercial operation.   The DPUC has determined that changes in fair value associated with the contracts for differences are fully recoverable.  As a result, such changes have no impact on UIL Holdings’ net income.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

As described in Note (C) “Regulatory Proceedings,” on February 7, 2010, an explosion occurred at the construction site of the nearly completed 620-megawatt plant being built by Kleen Energy Systems, LLC (“Kleen”), one of the four capacity resources selected by the DPUC to create new or incremental capacity resources.  As a result of the explosion and its impact on the project during the first quarter of 2010, UIL Holdings adjusted an assumption in its expected cash flow analysis, significantly reducing the fair value of the related regulatory asset and derivative liability its Consolidated Balance Sheet.  A subsequent increase to the same assumption resulted in a corresponding increase in the related regulatory asset and derivative liability.  These changes did not have an impact on UIL Holdings’ Consolidated Statement of Income.  Based on information known to date, it remains reasonably likely that, at a minimum, there will be a delay in Kleen's attainment of commercial operation.

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

The following tables set forth a reconciliation of changes in the fair value of the assets and liabilities above that are classified as Level 3 in the fair value hierarchy for the nine month period ended September 30, 2010.  The reduction in the probability of Kleen’s attainment of commercial operation, as discussed above, resulted in the reduction of UI’s projected derivative liability relating to UI’s CfD with Kleen.  The reduction of this derivative liability was the primary reason for the increase in the net fair value of the net derivative assets/(liabilities) during the nine month period ended September 30, 2010.

Nine Months Ended
September 30, 2010
(In Thousands)

Net derivative assets/(liabilities), December 31, 2009	$(131,399)
Unrealized gains and (losses), net	36,136
Purchases, issuances, and settlements	-
Transfers in and/or out of Level 3	-
Net derivative assets/(liabilities), September 30, 2010	$(95,263)

Change in unrealized gains (losses), net relating to net derivative assets/(liabilities), still held as of September 30, 2010	$36,136

The unrealized loss relating to net derivative assets/(liabilities) for the comparable prior year period, the nine months ended September 30, 2009, was $16.1 million which was primarily due to an increase in the probability of one of the contract for differences projects attaining commercial operation.

The following table sets forth a reconciliation of changes in the net regulatory asset/(liability) balances that were established to recover any unrealized gains/(losses) associated with the derivative assets/(liabilities) for the nine month period ended September 30, 2010.  The amounts offset the net derivative assets/(liabilities) detailed above.

Nine Months Ended
September 30, 2010
(In Thousands)

Net regulatory assets/(liabilities), December 31, 2009	$131,399
Unrealized (gains) and losses, net	(36,136)
Net regulatory assets/(liabilities), September 30, 2010	$95,263

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

	Three months ended September 30, 2010
	(In Thousands)
	UI
	Distribution	Transmission	Total UI	Other (1)	Total
Operating Revenues	$181,816	$54,458	$236,274	$3	$236,277
Purchased power	65,616	-	65,616	-	65,616
Operation and maintenance	50,644	6,649	57,293	79	57,372
Transmission wholesale	-	23,434	23,434	-	23,434
Depreciation and amortization	25,367	3,005	28,372	11	28,383
Taxes - other than income taxes	12,005	8,226	20,231	7	20,238
Acquisition-related expenses	-	-	-	6,471	6,471
Operating Income	28,184	13,144	41,328	(6,565)	34,763

Other Income and (Deductions), net	4,805	757	5,562	29	5,591

Interest Charges, net	7,823	2,859	10,682	927	11,609

Income Before Income Taxes and Equity Earnings	25,166	11,042	36,208	(7,463)	28,745
Income Taxes	11,667	3,802	15,469	(2,648)	12,821
Income Before Equity Earnings	13,499	7,240	20,739	(4,815)	15,924
Income (Loss) from Equity Investments	345	-	345	-	345
Net Income	$13,844	$7,240	$21,084	$(4,815)	$16,269

	Three months ended September 30, 2009
	(In Thousands)
	UI
	Distribution	Transmission	Total UI	Other (1)	Total
Operating Revenues	$206,852	$48,148	$255,000	$212	$255,212
Purchased power	88,560	-	88,560	-	88,560
Operation and maintenance	54,696	7,043	61,739	217	61,956
Transmission wholesale	-	18,584	18,584	-	18,584
Depreciation and amortization	23,414	3,128	26,542	26	26,568
Taxes - other than income taxes	11,186	6,254	17,440	(1)	17,439
Operating Income	28,996	13,139	42,135	(30)	42,105

Other Income and (Deductions), net	3,405	111	3,516	(11)	3,505

Interest Charges, net	6,174	3,070	9,244	989	10,233

Income Before Income Taxes and Equity Earnings	26,227	10,180	36,407	(1,030)	35,377
Income Taxes	10,795	3,326	14,121	(467)	13,654
Income Before Equity Earnings	15,432	6,854	22,286	(563)	21,723
Income (Loss) from Equity Investments	17	-	17	-	17
Net Income	$15,449	$6,854	$22,303	$(563)	$21,740

(1) Includes UIL Holdings Corporate and UIL Holdings' non-utility activities.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

	Nine months ended September 30, 2010
	(In Thousands)
	UI
	Distribution	Transmission	Total UI	Other (1)	Total
Operating Revenues	$519,048	$144,615	$663,663	$10	$663,673
Purchased power	194,531	-	194,531	-	194,531
Operation and maintenance	150,341	20,606	170,947	413	171,360
Transmission wholesale	-	54,249	54,249	-	54,249
Depreciation and amortization	73,224	9,415	82,639	33	82,672
Taxes - other than income taxes	33,849	20,678	54,527	7	54,534
Acquisition-related expenses			-	13,171	13,171
Operating Income	67,103	39,667	106,770	(13,614)	93,156

Other Income and (Deductions), net	12,384	1,796	14,180	371	14,551

Interest Charges, net	21,091	8,711	29,802	2,825	32,627

Income Before Income Taxes and Equity Earnings	58,396	32,752	91,148	(16,068)	75,080
Income Taxes	26,120	11,701	37,821	(5,732)	32,089
Income Before Equity Earnings	32,276	21,051	53,327	(10,336)	42,991
Income (Loss) from Equity Investments	(544)	-	(544)	-	(544)
Net Income	$31,732	$21,051	$52,783	$(10,336)	$42,447

	Nine months ended September 30, 2009
	(In Thousands)
	UI
	Distribution	Transmission	Total UI	Other (1)	Total
Operating Revenues	$566,432	$124,001	$690,433	$653	$691,086
Purchased power	264,099	-	264,099		264,099
Operation and maintenance	143,872	20,278	164,150	723	164,873
Transmission wholesale	-	42,373	42,373	-	42,373
Depreciation and amortization	64,138	9,087	73,225	139	73,364
Taxes - other than income taxes	30,977	13,865	44,842	5	44,847
Operating Income	63,346	38,398	101,744	(214)	101,530

Other Income and (Deductions), net	7,029	251	7,280	42	7,322

Interest Charges, net	18,250	8,669	26,919	3,107	30,026

Income Before Income Taxes and Equity Earnings	52,125	29,980	82,105	(3,279)	78,826
Income Taxes	21,865	10,760	32,625	(1,305)	31,320
Income Before Equity Earnings	30,260	19,220	49,480	(1,974)	47,506
Income (Loss) from Equity Investments	45	-	45	-	45
Net Income	$30,305	$19,220	$49,525	$(1,974)	47,551

	UI (2)
	Distribution	Transmission	Total UI	Other (1)	Total
Total Assets at September 30, 2010	$-	$-	$2,282,225	$510,722	$2,792,947

Total Assets at December 31, 2009	$-	$-	$2,203,062	$18,698	$2,221,760

(1) Includes UIL Holdings Corporate and UIL Holdings' non-utility activities.
(2) Information for segmenting total assets between Distribution and Transmission is not available. Total UI assets are disclosed in the Total UI column. Net plant in service is segregated by segment and, as of September 30, 2010, was $760.9 million and $489.9 million for Distribution and Transmission, respectively. As of December 31, 2009, net plant in service was $691.1 million and $461.8 million for Distribution and Transmission, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained herein, regarding matters that are not historical facts, are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995).  These include statements regarding management’s intentions, plans, beliefs, expectations or forecasts for the future.  Such forward-looking statements are based on UIL Holdings Corporation’s expectations and involve risks and uncertainties; consequently, actual results may differ materially from those expressed or implied in the statements.  Such risks and uncertainties include, but are not limited to, general economic conditions, legislative and regulatory changes, changes in demand for electricity and other products and services, unanticipated weather conditions, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental, and technological factors affecting the operations, markets, products and services of UIL Holdings Corporation’s subsidiary, The United Illuminating Company.  Such risks and uncertainties with respect to UIL Holdings’ pending transaction with Iberdrola USA, Inc. include, but are not limited to: the possibility that the proposed transaction is delayed or does not close, including due to the failure to receive required regulatory approvals, the taking of governmental action (including the passage of legislation) to block the transaction, or the failure of other closing conditions; and the possibility that the expected benefits will not be realized, or will not be realized within the expected time period.The foregoing and other factors are discussed and should be reviewed in UIL Holdings Corporation’s most recent Annual Report on Form 10-K and other subsequent periodic filings with the Securities and Exchange Commission.  Forward-looking statements included herein speak only as of the date hereof and UIL Holdings Corporation undertakes no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or circumstances.

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

Pending Acquisition of The Southern Connecticut Gas Company, Connecticut Natural Gas Corporation and The Berkshire Gas Company

On May 25, 2010, UIL Holdings entered into a Purchase Agreement (the Purchase Agreement), with Iberdrola USA, Inc. (Seller), under which UIL Holdings will acquire (i) Connecticut Energy Corporation, the owner of The Southern Connecticut Gas Company (SCG), (ii) CTG Resources, Inc., the owner of Connecticut Natural Gas Corporation (CNG), and (iii) Berkshire Energy Resources, the owner of The Berkshire Gas Company (Berkshire), for $1.296 billion in cash, less net debt of approximately $411 million.  Accordingly, UIL Holdings expects to make a cash payment at closing of approximately $885 million, subject to post closing adjustments. As of June 30, 2010, the companies to be acquired had a combined customer total of approximately 366,000, approximately 130,000 of which will be customers of both UI and SCG.  After the closing, UIL Holdings’ customer base will increase to approximately 690,000.  UIL Holdings expects the acquisition to close several days after receiving regulatory approval from the DPUC.

UIL Holdings and Seller have made customary representations and warranties and covenants in the Purchase Agreement.  The transaction is subject to customary closing conditions, including the receipt of required governmental approvals, including applicable state public utility regulatory approvals, and the absence of injunctions or restraints imposed by governmental entities.  On October 27, 2010, the DPUC issued a draft decision which, if adopted without change, would approve the change of control of CNG and SCG, as well as their respective holding companies, CTG and CEC, to UIL Holdings.  The DPUC's schedule provides for the submission of written exceptions and the holding of oral arguments, with a final decision scheduled for November 10, 2010. For further discussion of the regulatory approval process, see Note (C) “Regulatory Proceedings.”

The Purchase Agreement also contains certain termination rights for both UIL Holdings and Seller, including a termination right for either party if the closing does not occur by May 25, 2011 and the terminating party has not caused the closing not to occur by breaching in any material respect its representations, warranties, covenants or agreements contained in the Purchase Agreement (provided that either party may postpone such date to August 25, 2011, if the only closing conditions that remain to be satisfied are the receipt of governmental approvals or the expiration or termination of the HSR Act waiting period, which expired without comment in August 2010).  Certain of the termination rights, such as termination by mutual agreement of the parties, do not require UIL Holdings to pay any termination fee.  However, under the following remaining circumstances, the Purchase Agreement may be terminated, and UIL Holdings would be required to pay to Seller a termination fee of $50 million (the Termination Fee):

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

Generation

UI is a 50-50 joint venturer with NRG Energy, Inc. (NRG) in GCE Holding LLC, whose wholly owned subsidiary, GenConn Energy LLC (collectively “GenConn”), was chosen by the Connecticut Department of Public Utility Control (DPUC) to build and operate new peaking generation plants to help address Connecticut’s need for power generation during the heaviest load periods.

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

GenConn filed a rate case request with the DPUC in December 2009, seeking approval of 2010 revenue requirements for the period commencing June 1, 2010 for the GenConn Devon facility.  The DPUC issued a final decision on May 26, 2010, approving the proposed $18.7 million 2010 revenue requirement for the GenConn Devon plant.  GenConn bid the full capacity of the GenConn Devon facility into the ISO New England, Inc. (ISO-NE) locational forward reserve market (LFRM) for the summer 2010 period (June 1, 2010 - September 30, 2010) and for the winter period (October 1, 2010 to May 31, 2011).  The DPUC’s decision states that final determination regarding prudent construction costs will be made in the 2013 revenue requirements proceeding to be filed in 2012 after the GenConn Devon and GenConn Middletown facilities are operational and construction costs are complete for both facilities.

The four units at the GenConn Devon facility were released to the ISO-NE LFRM (three in June 2010 and one in July 2010), but GenConn incurred availability penalties for such units not being available to the ISO-NE LFRM as of June 1, 2010.  GenConn was able to mitigate these penalties by obtaining coverage for a portion of the unavailable capacity.  UI’s 50% share in the loss from equity investments of $0.5 million, included in UIL Holdings’ Consolidated Financial Statements as of September 30, 2010, includes these mitigated penalties and certain other damages, as well as ISO-NE revenues for units that were released to the ISO-NE LFRM, revenues associated with its CfD with CL&P, and normal operating expenses.  On September 10, 2010, the GenConn Devon facility met its remaining CfD commercial operation requirements as defined by the CfD.

GenConn filed a rate case request with the DPUC on July 30, 2010, seeking approval of 2011 revenue requirements for the period commencing January 1, 2011 for the GenConn Devon facility and June 1, 2011 for the GenConn Middletown facility.  A final decision is expected on December 29, 2010.  As a result of changed financial market conditions and updated cost information, GenConn project costs have increased over the proposal it originally submitted to the DPUC in 2008.  The increase was driven primarily by increased financing costs and the cost to build interconnection facilities at the Middletown site.  The DPUC has ruled that prudently incurred financing costs, interconnection costs and taxes will be recoverable and, therefore, GenConn expects to recover such costs in DPUC-approved future revenues.  The CfDs provide for a true-up of revenue from the ISO New England Markets in which GenConn participates to DPUC approved revenue requirements.

Derivatives

In accordance with FASB ASC 820 “Fair Value Measurements and Disclosures” (ASC 820), UIL Holdings applies fair value measurements to certain assets and liabilities, a portion of which fall into Level 3 of the fair value hierarchy defined by ASC 820 as pricing inputs that include significant inputs that are generally less observable from objective sources.  As of September 30, 2010, the assets and liabilities that are accounted for at fair value on a recurring basis as Level 3 instruments include contracts for differences and financial transmission rights (FTRs), which represent 80.4% of the total amount of assets, and 100% of the total amount of liabilities accounted for at fair value on a recurring basis.  The determination of fair value of the Level 3 instruments is based on a probability-based expected cash flow analysis that is discounted at risk-free interest rates and an adjustment for non-performance risk using credit default swap rates.  Certain management assumptions were made in this valuation process, including development of pricing that extended over the term of the contracts.  In addition, UIL performs an assessment of risks related to obtaining regulatory, legal and siting approvals, as well as obtaining financing resources and ultimately attaining commercial operation.

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

Legislation & Regulation

Pending Acquisition of The Southern Connecticut Gas Company, Connecticut Natural Gas Corporation and The Berkshire Gas Company

As discussed above, on May 25, 2010, UIL Holdings entered into the Purchase Agreement with Seller which provides for the sale of SCG, CTG, and Berkshire to UIL Holdings.  Under the HSR Act, the parties to certain proposed transactions covered by the must submit premerger notification to the Federal Trade Commission and the U.S. Department of Justice which includes information about each company’s business.  The parties may not consummate the proposed transactions until the waiting period outlined in the HSR Act has passed.  UIL Holdings and Iberdrola USA each made their respective HSR Act filings on July 14, 2010, and after the thirty day waiting period, both filings expired without comment.

The Connecticut Department of Public Utility Control (DPUC) must approve UIL Holding’s acquisition of SCG and CNG and on July 16, 2010, UI filed its application with the DPUC requesting such approval.  The DPUC completed hearings with respect to the pending Acquisition in September 2010 and on October 27, 2010 the DPUC issued a draft decision which, if adopted without change, would approve the change of control of CNG and SCG, as well as their respective holding companies, CTG and CEC, to UIL Holdings.  The DPUC's schedule provides for the submission of written exceptions and the holding of oral arguments, with a final decision scheduled for November 10, 2010.

On August 31, 2010, the Massachusetts Department of Public Utilities (the “DPU”) issued an order (the “Order”) determining that DPU approval is not required for UIL Holdings Corporation to acquire Berkshire Energy Resources, parent of The Berkshire Gas Company (the “Berkshire Acquisition”), pursuant to the Purchase Agreement.  On September 20, 2010, the Massachusetts Attorney General filed a motion for reconsideration in this matter and requested that the judicial appeal period be extended by fourteen days following final DPU action on the reconsideration motion.  On October 4, 2010, UIL Holdings and Iberdrola USA filed their joint comments on the Massachusetts Attorney General’s petition for reconsideration.  The DPU granted the request for extension of the appeal period and has not yet ruled on the petition for reconsideration.

Pursuant to the terms of the Purchase Agreement, receipt of DPU approval, to the extent required, is one of the conditions to the consummation of the Berkshire Acquisition.

In addition, SCG, CNG and Berkshire hold certain wireless radio station licenses from the Federal Communications Commission (FCC) with respect to dispatch center and certain communications equipment and devices.  Applications were filed with the FCC for approval of the change of control of the holder of the licenses in connection with the Purchase Agreement.   FCC approval was reported by public notice released October 13, 2010.  Interested parties can request reconsideration of the approval for a 30 day period.  There is an additional 10-day period during which the FCC can reconsider the approval on its own motion.

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

On April 1, 2010, UI filed its ratemaking proposal and underlying decoupling analysis for the 2009 rate year ended February 3, 2010.  On September 1, 2010, the DPUC issued its final decision in this matter approving a decoupling charge totaling approximately $1.6 million to be recovered from ratepayers over a twelve month period commencing in October 2010.  In addition to the decoupling charge, the DPUC also approved a pension and earnings sharing over-recovery credit totaling approximately $3.6 million to be refunded to ratepayers over the same twelve month period commencing in October 2010.  The DPUC also approved the continuance of the decoupling pilot program beyond the 2010 rate year and until such time that a final decision is reached regarding whether to continue, modify or terminate the decoupling mechanism.  UI expects such determination to be made in connection with UI’s 2010 rate year decoupling results filing to be submitted to the DPUC by April 4, 2011.

In December 2009, UI received a letter ruling approving rates effective January 1, 2010 incorporating the above mentioned distribution rate changes along with previously approved changes to the Generation Services Charges (GSC), Non-Bypassable Federally Mandated Congestion Charges (NBFMCC), transmission and system benefits charge resulting in no change in the total rate for a residential Rate R customer with standard service generation.  Additionally, last resort service GSC rates have been approved for the period through December 31, 2010.

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

UI has wholesale power supply agreements in place for the supply of all of UI’s standard service customers for all of 2010 and 2011 and 30% for 2012.  Supplier of last resort service is procured on a quarterly basis.  UI determined that its contracts for standard service and supplier of last resort service are derivatives under ASC 815 “Derivatives and Hedging” and elected the “normal purchase, normal sale” exception under ASC 815 “Derivatives and Hedging”.  As such, UI regularly assesses the accounting treatment for its power supply contracts.  These wholesale power supply agreements contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt was to fall below investment grade.  In October 2010, Moody’s Investor Services (Moody’s) released its updated credit opinion for UI and maintained its Baa2 rating with a stable outlook.   In October 2010, Standard & Poors’ Investor Services (S&P) released its updated credit opinion for UI maintaining its BBB rating.  If UI’s credit rating were to decline one rating and UI were to be placed on negative credit watch, monthly amounts due and payable to the power suppliers would be accelerated to semi-monthly payments. UI’s credit rating would have to decline two ratings to fall below investment grade at either rating service.  If this were to occur, UI would have to deliver collateral security in an amount equal to the receivables due to the sellers for the thirty day period immediately preceding the default notice.  If such a situation had been in effect as of September 30, 2010, UI would have had to post approximately $16.6 million in collateral.

Competitive Transition Assessment (CTA)

UI’s CTA collection recovers costs that have been reasonably incurred, or will be incurred, to meet its public service obligations and that will likely not otherwise be recoverable in a competitive market.  These “stranded costs” include above-market long-term purchased power contract obligations, regulatory asset recovery and above-market investments in power plants.  A significant amount of UI’s earnings is generated by the authorized return on the equity portion of unamortized stranded costs in the CTA rate base.  UI’s after-tax earnings attributable to CTA for the nine months ended September 30, 2010 and 2009 were $4.3 million and $5.5 million, respectively. A significant portion of UI’s cash flow from operations is also generated from those earnings and from the recovery of the CTA rate base and other stranded costs.  Cash flow from operations related to CTA amounted to $32.0 million and $30.0 million for the nine month periods ended September 30, 2010 and 2009, respectively.  The CTA rate base has declined from year to year for a number of reasons, including amortization of stranded costs, the sale of UI’s nuclear units, and adjustments made through the annual DPUC review process.  The original rate base component of stranded costs, as of January 1, 2000, was $433 million.  It has since declined to $116.7 million at September 30, 2010.  In the future, UI’s CTA earnings will decrease while, based on UI’s current projections, cash flow will remain fairly constant until stranded costs are fully amortized.  Total CTA cost recovery is currently projected to be completed in 2015, with stranded cost amortizations expected to end in 2013.  The date by which stranded costs are fully amortized depends primarily upon the DPUC’s future decisions and potential legislative activities, which could affect future rates of stranded cost amortization.

Other

Legislation enacted in March 2010 changed the tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide a benefit that is at least actuarially equivalent to the benefits under Medicare Part D.  UIL Holdings does not sponsor any such plans and, therefore, this legislation did not impact UIL Holdings’ Consolidated Financial Statements.

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

UI’s overall transmission ROE is determined by the mix of UI’s transmission rate base between new and existing transmission assets, and whether such assets are PTF or non-PTF.  UI’s transmission assets are primarily PTF.  For 2010, UI is estimating an overall allowed weighted-average ROE for its transmission business in the range of 12.4% to 12.5%.

New England East-West Solution

On July 14, 2010, UI entered into an agreement (Agreement) with CL&P, under which UI will have the right to invest in and own transmission assets associated with the Connecticut portion of CL&P’s New England East West Solution (NEEWS) projects to improve regional energy reliability.  The Agreement is subject to state and federal regulatory approval.  On July 15, 2010, UI and CL&P filed a joint application with the DPUC requesting such approval and on October 13, 2010, the DPUC approved the request.  UI and CL&P expect to make filings at the FERC in the near future.

NEEWS consists of four inter-related transmission projects being developed by subsidiaries of Northeast Utilities (NU), the parent company of CL&P, in collaboration with National Grid USA.  Three of the projects have portions sited in Connecticut:  (1) the Greater Springfield Reliability Project, (2) the Interstate Reliability Project and (3) the Central Connecticut Reliability Project.  Based on data prepared by CL&P, UI expects that the cost of building the Connecticut portions of these projects will be approximately $827 million.

Under the terms of the Agreement, UI has the option to make quarterly payments to CL&P in exchange for ownership of specific transmission assets as they come into commercial operation.  Following regulatory approval, UI will have the right to invest up to the greater of $69 million or an amount equal to 8.4 percent of CL&P’s costs for the Connecticut portions of these projects.  As assets come into commercial operation, CL&P will transfer title to transmission assets such as poles and wires to UI in proportion to its investments, but CL&P will continue to maintain these portions of the transmission system pursuant to an operating and maintenance agreement with UI.  Also, under the terms of the Agreement, there are certain circumstances under which CL&P can terminate the Agreement.

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

LIQUIDITY AND CAPITAL RESOURCES

During 2010, UIL Holdings’ primary source of liquidity has been the capital markets through the issuance of common stock and debt.  Additional capital resources have been generated through operations.  At September 30, 2010, UIL Holdings had $543.4 million of unrestricted cash and temporary cash investments.  This represents an increase of $528.1 million from the corresponding balance at December 31, 2009.  The components of this increase, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

(In Millions)

Unrestricted cash and temporary cash investments, December 31, 2009	$15.3

Net cash provided by operating activities	154.6

Net cash provided by (used in) investing activities:
Related party note receivable	(9.2)
Cash invested in plant - including AFUDC debt	(130.5)
Restricted cash	2.1
Other investing activities	0.1
(137.5)

Net cash provided by (used in) financing activities:
Issuances of common stock	501.5
Issuances of long-term debt	109.0
Payments on long-term debt	(59.8)
Line of credit borrowings (repayments)	-
Dividend payments	(38.8)
Other financing activities	(0.9)
511.0

Net change in cash	528.1

Unrestricted cash and temporary cash investments, September 30, 2010	$543.4

Cash used in investing activities during the first nine months of 2010 consisted primarily of capital expenditures of $130.5 million for distribution and transmission infrastructure as well as an additional $9.2 million in funds loaned to GenConn.  Cash provided by financing activities during the first nine months of 2010 included $501.5 million from the issuance of common stock and $109.0 million from the issuance of long-term debt, partially offset by the payments on long-term debt of $59.8 and quarterly dividend payments on UIL Holdings’ common stock totaling $38.8 million.

All capital requirements that exceed available cash will be funded through external financings.  Although there is currently no commitment to provide such financing from any source of funds, other than the short-term credit facility discussed above, future external financing needs are expected to be satisfied by the issuance of additional short-term and long-term debt and equity.  The continued availability and timing of such financings will be dependent on many factors, including conditions in the securities markets, economic conditions, terms, and UIL Holdings’ future income and cash flow.  See Part I, Item 1, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements” – Note (B) “Capitalization” and Note (D) “Short-Term Credit Arrangements” of this Form 10-Q for a discussion of UIL Holdings’ financing arrangements.

On October 7, 2010, UIL Holdings issued, through a public offering, senior unsecured 4.625% notes in the principal amount of $450 million, due on October 1, 2020.  Net proceeds received from the sale of notes amounted to $443.5 million and are intended to be used to fund a portion of the cash consideration payable in connection with the Acquisition and for general corporate purposes.  While the Acquisition is expected to close several days after receiving regulatory approval from the DPUC, if it is not complete prior to August 25, 2011, the proceeds of this offering, together with cash on hand, will be used to redeem the notes.

In September 2010, UIL Holdings issued, through a public offering of 20,355,000 shares of common stock at $25.75 per share.  Net proceeds amounted to $501.5 million and are intended to be used to fund a portion of the cash consideration payable in connection with the Acquisition and for general corporate purposes.  If the Acquisition is not consummated, UIL Holdings will retain broad discretion to use all of the net proceeds for general corporate purposes.

In addition, in May 2009, a public offering of 4,600,000 shares of common stock at $21.00 per share resulted in net proceeds of $91.4 million.

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

Total current and long-term debt outstanding as of September 30, 2010 was $781.0 million, as compared to $731.8 million at year-end December 31, 2009.

UIL Holdings and UI have a revolving credit agreement with a group of banks that extends to December 22, 2011.  The borrowing limit under the facility for UI is $175 million, with $50 million of the limit available for UIL Holdings.  The facility permits borrowings at fluctuating interest rates determined by reference to Citibank’s New York base rate and the Federal Funds Rate (as defined in the facility), and also permits borrowings for fixed periods up to six months as specified by UI and UIL Holdings at fixed interest rates (London Interbank Offered Rate or LIBOR), determined by the Eurodollar Interbank Market in London.  The facility also permits the issuance of letters of credit up to $50 million.  As of September 30, 2010, there were no amounts outstanding under the facility.  UIL Holdings had a standby letter of credit outstanding in the amount of $1 million.   The UIL Holdings standby letter of credit reduces the amount of credit available for UI.  At September 30, 2010, available credit under this facility for UI was $174 million, of which $49 million was available for UIL Holdings.

Asset values of funded pension and postretirement plans as of September 30, 2010 and December 31, 2009 were approximately $235.9 million and $231.3 million, respectively.  While there was no minimum required pension contribution for the 2009 plan year, UI currently expects to make total contributions of approximately $8 million in 2010.  Given current interest rates and asset values, UI currently expects to make contributions of approximately $45 to $50 million in 2011.  Such contribution levels will be adjusted, if necessary, based upon actual December 31, 2010 discount rates and asset values.

As discussed in “Major Influences on Financial Condition”, the pending acquisition of SCG, CNG, and Berkshire is expected to close several days after receiving regulatory approval from the DPUC.  UIL Holdings plans to finance the acquisition with the proceeds from the equity and debt issuances discussed above.  UIL Holdings is in the process of securing a working capital facility to fund the gas companies’ operations.  The acquisition is expected to provide enhanced cash flow per share to UIL Holdings immediately upon consummation of the agreement, and earnings per share accretion beginning in 2012.

GenConn has approval from the DPUC to build 200 MW of nominal capacity at NRG’s existing plant in Devon, CT (the “Devon Project”) and 200 MW of nominal capacity at NRG’s existing plant in Middletown, CT (the “Middletown Project”).  GenConn expects to finance 50% of its capital requirements with the proceeds of the Project Financing it obtained in April 2009.  UI and NRG will each make an equity investment in GenConn on a 50%/50% basis to meet the remaining 50% of GenConn’s capital requirements.  UI made its equity investment in GenConn Devon in September of 2010 in the amount of approximately $55.5 million and expects to make its equity investment in GenConn Middletown in the first six months of 2011.  UI expects to meet its remaining equity commitment in GenConn Middletown by utilizing the remaining funds available under the EBL, subject to the use of proceeds provisions of the EBL, in an amount of up to approximately $66.0 million, of which approximately

$61.2 million has been drawn.  UI also expects to make an additional equity commitment of up to $6 million for the construction of the GenConn Middletown peaking generation facility, of which approximately $5.0 million was invested in GenConn in October 2010.  UI expects to replace the EBL with cash on hand and with funds raised in the capital markets.

On September 28, 2010, UIL Holdings entered into a Sponsor Guaranty and Payment Agreement in favor of the Royal Bank of Scotland PLC, as Administrative Agent under the Project Financing arrangement, whereby UIL Holdings guarantees to pay an amount up to $6 million in respect of amounts related to the former general contractor claims and litigation expenses as they relate to such claims. The Administrative Agent may draw on the guaranty if litigation commences, litigation expenses are incurred, or there is an event of default as defined under the Project Financing arrangement. See Part I, Item 2, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements” – Note (B) “Capitalization” and Note (J) “Commitments and Contingencies” of this Form 10-Q for further discussion of the EBL and former general contractor claims, respectively.

UI’s wholesale power supply agreements contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt was to fall below investment grade.  In May 2010, Moody’s Investor Services (Moody’s) released its updated credit opinion for UI and maintained its Baa2 rating with a stable outlook.   In May 2010, Standard & Poors’ Investor Services (S&P) released its updated credit opinion for UI maintaining its BBB rating.  If UI’s credit rating were to decline one rating and UI were to be placed on negative credit watch, monthly amounts due and payable to the power suppliers would be accelerated to semi-monthly payments.  UI’s credit rating would have to decline two ratings to fall below investment grade at either rating service.  If this were to occur, UI would have to deliver collateral security in an amount equal to the receivables due to the sellers for the thirty day period immediately preceding the default notice.  If such a situation had been in effect as of September 30, 2010, UI would have had to post approximately $16.6 million in collateral.

Financial Covenants

UIL Holdings and its operating subsidiary, UI, are required to comply with certain covenants in connection with their respective loan agreements.  The covenants are normal and customary in bank and loan agreements, and UIL Holdings and UI were both in compliance with such covenants as of September 30, 2010.

2010 Capital Resource Projections

UIL Holdings has revised its planned capital spending for 2010 by reducing capital expenditure projections by $22 million from the previously disclosed $242 million projection included in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  The reduction is primarily due to the delay, until 2011, of certain expenditures that were expected to be incurred in 2010.  The details of the revised estimated capital expenditure program for 2010 are as follows:

(In Millions)

Distribution
Capacity & Reliability	$27
Infrastructure Replacement	57
System & Business Operations	17
Other Core, Support Functions	44
Distribution Subtotal	145

Transmission
Capacity & Reliability	13
Infrastructure Replacement	43
System & Business Operations	19
Transmission Subtotal	75

Total Projected UI Capital Expenditures	$220

Contractual and Contingent Obligations

In addition to UIL Holdings’ 2010 contractual and contingent obligations as reported in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2009, the following obligations existed as of September 30, 2010:

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

On September 28, 2010, UIL Holdings entered into a Sponsor Guaranty and Payment Agreement in favor of the Royal Bank of Scotland PLC, as Administrative Agent under the Project Financing arrangement, whereby UIL Holdings guarantees to pay an amount up to $6 million in respect of amounts related to the former general contractor claims and litigation expenses as they relate to such claims. The Administrative Agent may draw on the guaranty if litigation commences, litigation expenses are incurred, or there is an event of default as defined under the Project Financing arrangement. See Part I, Item 2, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements” – Note (B) “Capitalization” and Note (J) “Commitments and Contingencies” of this Form 10-Q for further discussion of the EBL and the former general contractor claims, respectively.

On January 28, 2010, UI issued $27.5 million of tax-exempt bonds at a fixed interest rate of 4.5%, for a period of five years and five months.  On July 27, 2010, UI issued $100 million of senior unsecured 6.09% notes due on July 27, 2040.  On October 4, 2010, UI issued senior unsecured 4.625% notes in the principal amount of $450 million, due on October 1, 2020.

CRITICAL ACCOUNTING POLICIES

UIL Holdings’ Consolidated Financial Statements are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty.  UIL Holdings believes that investors need to be aware of these policies and how they impact UIL Holdings’ financial reporting to gain a more complete understanding of UIL Holdings’ Consolidated Financial Statements as a whole, as well as management’s related discussion and analysis presented herein.  While UIL Holdings believes that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts.  The accounting policies and related risks described in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2009 are those that depend most heavily on these judgments and estimates.  At September 30, 2010, there have been no material changes to any of the Critical Accounting Policies described therein.

OFF-BALANCE SHEET ARRANGEMENTS

UIL Holdings and its subsidiaries occasionally enter into guarantee contracts in the ordinary course of business.  At the time a guarantee is provided, an analysis is performed to assess the expected financial impact, if any, based on the likelihood of certain events occurring that would require UIL Holdings to perform under such guarantee.

Subsequent analysis is performed on a periodic basis to assess the impact of any changes in events or circumstances.  If such an analysis results in an amount that is inconsequential, no liability is recorded on the balance sheet related to the guarantee.  As of September 30, 2010, UIL Holdings had certain guarantee contracts outstanding for which no liability has been recorded in the Consolidated Financial Statements.  See Part I, Item 1, “Financial Statements – Notes to Consolidated Financial Statements” – Note (J) “Commitments and Contingencies,” of this Form 10-Q for further discussion of such guarantees.

NEW ACCOUNTING STANDARDS

UIL Holdings reviews new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have.  There have been no new accounting standards issued since the filing of UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2009 that UIL Holdings expects to have a material impact on its consolidated financial position, results of operations or liquidity.  Refer to Part I, Item 1, “Financial Statements – Notes to Consolidated Financial Statements” – Note (A) “Statement of Accounting Policies  – New Accounting Standards,” for further discussion regarding new accounting standards.

RESULTS OF OPERATIONS

Use of Non-GAAP Measures

Within the “Results of Operations” section of this Form 10-Q, tabular presentations showing a comparison of UIL Holdings’ net income and earnings per share (EPS) for the three and nine month periods ended September 30, 2010 and 2009 are provided.  UIL Holdings believes this information is useful in understanding the fluctuations in earnings per share between the current and prior year periods.  The amounts presented show the earnings per share for each of UIL Holdings’ lines of business, as well as non-utility acquisition-related expenses, calculated by dividing the income of each line of business by the average number of shares of UIL Holdings’ common stock outstanding for the periods presented.  The earnings per share tables presented in “The United Illuminating Company Results of Operations” for all periods presented are calculated on the same basis and reconcile to the amounts presented in the table under the heading “UIL Holdings Corporation Results of Operations.”  The total earnings per share in the table presented under the heading “UIL Holdings Corporation Results of Operations” are presented on a GAAP basis.

Many of the changes in UI’s unbundled revenue and expense components impact line items in its income statement, but do not affect net income, because the costs associated with those components are passed through to customers.  As a result, UIL Holdings believes it is important to understand the factors that do have an impact on earnings in the discussion of UI’s distribution business below.

Third Quarter 2010 vs. Third Quarter 2009

UIL Holdings Corporation

UIL Holdings’ total earnings were $16.3 million, or $0.50 per share, a decrease of $5.4 million, or $0.23 per share, compared to the third quarter of 2009.  The 2010 earnings include after-tax acquisition-related costs in the amount of $4.1 million, or $0.13 per share.  Excluding after-tax acquisition-related costs, total earnings for the third quarter of 2010 were $20.4 million, or $0.63 per share.  In addition, excluding the impact of the earnings dilution associated with the September 2010 equity issuance, earnings for the third quarter of 2010 were $0.68 per share, a decrease of $.05 per share, compared to the third quarter of 2009.

The table below presents a comparison of UIL Holdings’ net income and EPS for the third quarter of 2010 and the third quarter of 2009.

	Quarter Ended	Quarter Ended	2010 More (Less) than 2009
	September 30, 2010	September 30, 2009	Amount	Percent

Net Income (Loss) (In Millions except percent and per share amounts)

UI	$21.1	$22.3	$(1.2)	(5	) %
Non-Utility	(0.7)	(0.6)	(0.1)	(17	) %
Net Income before non-utility acquisition-related expenses	20.4	21.7	(1.3)	(6	) %
Non-Utility acquisition-related expenses	(4.1)	-	(4.1)	N/A
Total Net Income	$16.3	$21.7	$(5.4)	(25	) %

EPS
UI	$0.65	$0.75	$(0.10)	(13	) %
Non-Utility	(0.02)	(0.02)	-	-%
Net Income before non-utility acquisition-related expenses	0.63	0.73	(0.10)	(14	) %
Non-Utility acquisition-related expenses	(0.13)	-	(0.13)	N/A
Total EPS - Basic	$0.50	$0.73	$(0.23)	(32	) %

Total EPS - Diluted (Note 1)	$0.50	$0.73	$(0.23)	(32	) %

EPS - Basic: Equity Issuance Impact
Net Income before non-utility acquisition-related expenses	$0.63	$0.73	$(0.10)	(14	) %
September 2010 equity issuance	0.05	-	0.05	N/A
EPS excluding acquisition related expenses and September 2010 equity issuance	$0.68	$0.73	$(0.05)	(7	) %
Note 1: Reflecting the effect of dilutive stock options, performance shares and restricted stock.

The United Illuminating Company Results of Operations

	Quarter Ended	Quarter Ended	2010 More (Less) than 2009
	September 30, 2010	September 30, 2009	Amount	Percent
EPS
Total UI - basic	$0.65	$0.75	$(0.10)	(13	) %

Total UI - diluted (Note 1)	$0.64	$0.75	$(0.11)	(15	) %

Retail Sales*	1,647	1,503	144	10%
Weather Impact* (Note 2)	(118)	63	(181)	(12	) %
Retail Sales – Normalized*	1,529	1,566	(37)	(2	) %
* Millions of kilowatt-hours
Note 1:  Reflecting the effect of dilutive stock options, performance shares and restricted stock.
Note 2: Percentage change reflects impact to total retail sales.

The following discussion details variances which have the most significant impact on net income in the periods presented.  Distribution includes all utility revenue and expenses except for transmission.

Distribution

The distribution business had total earnings of $13.8 million, a decrease of $1.6 million, compared to the third quarter of 2009.  The decrease in earnings was primarily due to higher distribution O&M expense due to timing in the third quarter of 2010 compared to the third quarter of 2009, lower CTA rate base and the timing associated with recognizing the below the line income attributable to UI’s participation in ISO New England’s load response program .

Transmission

The transmission business had total earnings of $7.3 million, an increase of $0.4 million, compared to the third quarter of 2009.  The increase was primarily due to an increase in the allowance for funds used during construction, as well as higher rate base and lower equity capitalization with approximately the same allowed return compared to the third quarter of 2009.

Total UI

The following discussion details income statement variances on a line-by-line basis:

Overall, UI’s operating revenue decreased by $18.7 million, from $255.0 million in the third quarter of 2009 to $236.3 million in the third quarter of 2010.  Retail revenue decreased $7.8 million, due mainly to the impact of customers switching to alternate suppliers to supply the generation portion of their customer bill, which has no impact on net income.  Other revenues decreased $11.4 million, primarily due to lower other transmission revenue, partially offset by the distribution revenue decoupling adjustment.

Purchased power expense decreased by $23.0 million, from $88.6 million in the third quarter of 2009 to $65.6 million in the third quarter of 2010.  The decrease was primarily due to the impact of customers switching to alternate suppliers to supply the generation portion of their customer bill, partially offset by higher costs to procure power.  UI receives electricity to satisfy its standard service and supplier of last resort requirements through fixed-price purchased power agreements.  These costs are recovered through the GSC and Bypassable Federally Mandated Congestion Charges (BFMCC) portion of UI’s unbundled retail customer rates.

UI’s O&M expenses decreased by $4.4 million, from $61.7 million in the third quarter of 2009 to $57.3 million in the third quarter of 2010.  The decrease was primarily attributable to decreases in GSC related to the load response program (these costs are recovered through GSC and Bypassable Federally Mandated Congestion Charges (BFMCC) portion of UI’s unbundled retail customer rates), partially offset by increases in outside services which were primarily attributable to increased maintenance related to certain projects.

UI’s transmission wholesale expenses increased by $4.8 million, from $18.6 million in the third quarter of 2009 to $23.4 million in the third quarter of 2010.  The increase was primarily attributable to higher regional transmission expenses of which UI pays a portion based upon its relative load.

UI’s depreciation and amortization increased by $1.8 million, from $26.5 million in the third quarter of 2009 to $28.3 million in the third quarter of 2010.  The increase was primarily due to increased amortization in the 2009 pension regulatory asset, which is recovered in 2010 rates.

UI’s taxes other than income taxes increased $2.8 million, from $17.4 million in the third quarter of 2009 to $20.2 million in the third quarter of 2010.  The increase was primarily attributable to increases in property taxes due to increases in plant and equipment.

UI’s other income and deductions increased by $2.0 million, from $3.5 million in the third quarter of 2009 to $5.5 million in the third quarter of 2010.  The increase was primarily due to an increase in the allowance for funds used during construction, partially offset by an unfavorable variance in the mark-to-market adjustment to non-qualified pension investments.

Non-Utility

UIL Holdings retains certain costs at the holding company, or “corporate” level which are not allocated to the various non-utility subsidiaries as well as the results of the former Xcelecom entities which were not divested.  UIL Corporate incurred net after-tax costs of $4.8 million, or $0.15 per share, in the third quarter of 2010 compared to net after-tax costs of $0.6 million, or $0.02 per share, in the third quarter of 2009.  The increase was primarily due to after-tax acquisition related expenses in the amount of $4.1 million, or $0.13 per share.

First Nine Months 2010 vs. First Nine Months 2009

UIL Holdings Corporation

UIL Holdings’ total earnings were $42.4 million, or $1.38 per share, a decrease of $5.2 million, or $0.36 per share, compared to the first nine months of 2009.  The 2010 earnings include after-tax acquisition-related costs in the amount of $8.4 million, or $0.27 per share.  Excluding after-tax acquisition-related costs, total earnings for the first nine months of 2010 were $50.8 million, or $1.65 per share.  In addition, excluding the impact of the earnings dilution associated with the September 2010 equity issuance, earnings for the first nine months of 2010 were $1.69 per share, a decrease of $0.05 per share, compared to the first nine months of 2009.  The table below presents a comparison of UIL Holdings’ net income and EPS for the first nine months of 2010 and the first nine months of 2009.

	Nine Months Ended	Nine Months Ended	2010 More (Less) than 2009
	September 30, 2010	September 30, 2009	Amount	Percent

Net Income (Loss) (In Millions except percent and per share amounts)

UI	$52.8	$49.5	$3.3	7%
Non-Utility	(2.0)	(1.9)	(0.1)	(5	) %
Net Income before non-utility acquisition-related expenses	50.8	47.6	3.2	7%
Non-Utility acquisition-related expenses	(8.4)	-	(8.4)	N/A
Total Net Income	$42.4	$47.6	$(5.2)	(11	) %

EPS
UI	$1.71	$1.81	$(0.10)	(6	) %
Non-Utility	(0.06)	(0.07)	0.01	14%
Net Income before non-utility acquisition-related expenses	1.65	1.74	(0.09)	(5	) %
Non-Utility acquisition-related expenses	(0.27)	-	(0.27)	N/A
Total EPS - Basic	$1.38	$1.74	$(0.36)	(21	) %

Total EPS - Diluted (Note 1)	$1.36	$1.73	$(0.36)	(21	) %

EPS - Basic: Equity Issuance Impact
Net Income before non-utility acquisition-related expenses	$1.65	$1.74	$(0.09)	(5	) %
September 2010 equity issuance	0.04	-	0.04	N/A
EPS excluding acquisition related expenses and September 2010 equity issuance (Note 2)	$1.69	$1.74	$(0.05)	(3	) %
Note 1: Reflecting the effect of dilutive stock options, performance shares and restricted stock.
Note 2: The impact of the earnings dilution from the May 2009 equity issuance on the nine months ended September 30, 2010 was $0.15 per share.

The United Illuminating Company Results of Operations

	Nine Months Ended	Nine Months Ended	2010 More (Less) than 2009
	September 30, 2010	September 30, 2009	Amount	Percent
EPS
Total UI - basic	$1.71	$1.81	$(0.10)	(6	) %

Total UI - diluted (Note 1)	$1.69	$1.80	$(0.11)	(6	) %

Retail Sales*	4,380	4,152	228	5%
Weather Impact* (Note 2)	(144)	98	(242)	(6	) %
Retail Sales – Normalized*	4,236	4,250	(14)	(0	) %
* Millions of kilowatt-hours
Note 1: Reflecting the effect of dilutive stock options, performance shares and restricted stock.
Note 2: Percentage change reflects impact to total retail sales.

The following discussion details variances which have the most significant impact on net income in the periods presented.  Distribution includes all utility revenue and expenses except for transmission.

Distribution

The distribution business had total earnings of $31.7 million, an increase of $1.4 million, compared to the first nine months of 2009.  The increase in earnings was primarily due to increased revenues from the approved rate increase effective January 1, 2010, partially offset by increased operating and interest expenses and lower CTA rate base.

Transmission

The transmission business had total earnings if $21.1 million, an increase of $1.9 million, compared to the first nine months of 2009.  The increase was primarily due to an increase in the allowance for funds used during construction, as well as higher rate base and lower equity capitalization with approximately the same allowed return compared to the third quarter of 2009.

Total UI

The following discussion details income statement variances on a line-by-line basis:

Overall, UI’s operating revenue decreased by $26.7 million, from $690.4 million in the first nine months of 2009 to $663.7 million in the first nine months of 2010.  Retail revenue decreased $41.2 million, due mainly to the impact of customers switching to alternate suppliers to supply the generation portion of their customer bill, which has no impact on net income.  Other revenues increased $13.6 million, primarily due to the net activity of the GSC “working capital allowance” due to timing differences, and higher transmission revenue, partially offset by the distribution revenue decoupling adjustment.

Purchased power expense decreased by $69.6 million, from $264.1 million in the first nine months of 2009 to $194.5 million in the first nine months of 2010.  The decrease was primarily due to the impact of customers switching to alternate suppliers to supply the generation portion of their customer bill, partially offset by higher costs to procure power.  UI receives electricity to satisfy its standard service and supplier of last resort requirements through fixed-price purchased power agreements.  These costs are recovered through the GSC and Bypassable Federally Mandated Congestion Charges (BFMCC) portion of UI’s unbundled retail customer rates.

UI’s O&M expenses increased by $6.8 million, from $164.1 million in the first nine months of 2009 to $170.9 million in the first nine months of 2010.  The increase was primarily attributable to increases in outside services which were primarily attributable to increased maintenance related to certain projects.

UI’s transmission wholesale expenses increased by $11.8 million, from $42.4 million in the first nine months of 2009 to $54.2 million in the first nine months of 2010.  The increase was primarily attributable to higher regional transmission expenses of which UI pays a portion based upon its relative load.

UI’s depreciation and amortization increased by $9.4 million, from $73.2 million in the first nine months of 2009 to $82.6 million in the first nine months of 2010.  The increase was primarily due to increased amortization in the 2009 pension regulatory asset, which is recovered in 2010 rates.

UI’s taxes other than income taxes increased $9.7 million, from $44.8 million in the first nine months of 2009 to $54.5 million in the first nine months of 2010.  The increase was primarily attributable to increases in property taxes due to increases in plant and equipment.

UI’s other income and deductions increased by $6.9 million, from $7.3 million in the first nine months of 2009 to $14.2 million in the first nine months of 2010.  The increase was primarily due to an increase in the allowance for funds used during construction, partially offset by an unfavorable variance in the mark-to-market adjustments to non-qualified pension investments.

UI’s interest expense increased by $2.9 million, from $26.9 million in the first nine months of 2009 to $29.8 million in the first six months of 2010.  The increase was mainly attributable to increased long-term borrowings.

UI’s income (loss) from equity investments decreased by $0.6 million, from an immaterial amount in the first nine months of 2009 to a $0.5 million loss in the first nine months of 2010.   The decrease was primarily due to the $0.6 million loss on the investment in GenConn.

Non-Utility

UIL Holdings retains certain costs at the holding company, or “corporate” level which are not allocated to the various non-utility subsidiaries as well as the results of the former Xcelecom entities which were not divested.  UIL Corporate incurred net after-tax costs of $10.4 million, or $0.33 per share, in the first nine months of 2010 compared to net after-tax costs of $1.9 million, or $0.07 per share, in the first nine months of 2009.  The increase was primarily due to after-tax acquisition related expenses in the amount of $8.4 million, or $0.27 per share.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The following discussion details the primary market risks applicable to UIL Holdings and UI.

UIL Holdings also faces the risk of the inability to effectively access the capital markets to (1) refinance, on favorable terms, UIL Holdings’ and UI’s debt as it matures and (2) secure a working capital facility to fund the gas companies’ operations.

UI is a 50-50 joint venturer with NRG Energy, Inc. (NRG) in GCE Holding LLC, whose wholly owned subsidiary, GenConn Energy LLC (collectively “GenConn”), was chosen by the Connecticut Department of Public Utility Control (DPUC) to build and operate new peaking generation plants to help address Connecticut’s need for power generation during the heaviest load periods.  Two peaking generation projects, each with a nominal capacity of 200 megawatts (MW), are located at NRG’s existing Connecticut plants in Devon and Middletown.  GenConn expects to finance 50% of its capital requirements with the proceeds of the Project Financing it obtained in April 2009.  The interest rate on the project financing is a variable rate, of which 55% of the financing has been hedged to effectively eliminate interest rate risk.  GenConn has interest rate exposure on the remaining 45%, which should be recoverable by GenConn in rates.  UI expects to continue to use the proceeds of the EBL it obtained in April 2009 for its remaining portion of those requirements, in accordance with the terms of the EBL, and will need sufficient cash on hand, potentially supplemented with funds raised in the capital markets, to repay the EBL.  The EBL has a variable interest rate and UI has interest rate risk associated with this debt, but should be able to recover all interest expense from GenConn.  In addition to the funds to be directed to GenConn that are borrowed under the EBL, UI expects to make an additional equity commitment of up to $6 million for the construction of the GenConn Middletown peaking generation facility, approximately $5.0 million of which was invested in GenConn in October 2010.  See Part I, Item 2, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements” – Note (B) “Capitalization” of this Form 10-Q for further discussion of the EBL.

There has been considerable dislocation in the auction rate bond market, and there have been failed auctions, resulting from insufficient clearing bids.  The auctions for the Auction Rate Bonds have failed, beginning with the March 2008 auction. When there are insufficient clearing bids as a result of an auction, the interest rates are set at a rate equal to the one-month London Interbank Offered Rate (LIBOR) times a multiple of 125% to 225%, based on the credit rating on the Auction Rate Bonds assigned by Moody’s or S&P.  The principal and interest payments on $64.5 million principal amount of Auction Rate Bonds are insured by Ambac Assurance Corporation (Ambac).  These bonds are currently rated by Moody’s.  The credit rating from Moody’s on these bonds is based on the higher of Ambac’s credit rating or UI’s underlying credit rating.  Ambac has been downgraded by Moody’s to a rating below UI’s rating.  Accordingly, the credit rating from Moody’s on these bonds is now based on the current underlying credit rating of UI of Baa2.  In the event of subsequent failed auctions of the Auction Rate Bonds, the interest rate on the bonds will continue to be reset as described above.  The interest rate on these bonds was 0.514% at October 4, 2010 which was equal to two times LIBOR.  The interest rate risk of variable rate financings, including the reset at auction of the interest rate on $64.5 million principal amount of Auction Rate Bonds, is $161,250 of increased interest expense for every 0.25% increase in interest rates.

UI plans to refund $64.5 million principal amount of tax-exempt bonds, for which the interest rate is periodically reset by auction, at such time and on such terms as municipal bond market conditions allow.

The weighted average remaining fixed rate period of outstanding long-term debt obligations of UIL Holdings and UI as of September 30, 2010 is 11.4 years, at an average interest rate of 6.4%.

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

Asset values of funded pension and postretirement plans as of September 30, 2010 and December 31, 2009 were approximately $235.9 million and $231.3 million, respectively.  These assets are impacted by changing conditions in the capital markets which can result in reductions in asset value and require UIL Holdings to make contributions to the plans.  While there was no minimum required pension contribution for the 2009 plan year, UI currently expects to make total contributions of approximately $8 million in 2010.  Given current interest rates and asset values, UI currently expects to make contributions of approximately $45 to $50 million in 2011.  Such contribution levels will be adjusted, if necessary, based upon actual December 31, 2010 discount rates and asset values.

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

UIL Holdings carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of UIL Holdings’ disclosure controls and procedures as of September 30, 2010.  As of September 30, 2010, UIL Holdings’ Chief Executive Officer and its Chief Financial Officer concluded that its disclosure controls and procedures were effective and provided reasonable assurance that the disclosure controls and procedures accomplished their objectives.

There have been no changes in UIL Holdings’ internal control over financial reporting during the three month period ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, UIL Holdings’ internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A. – Risk Factors.

The financial condition and results of operations of UIL Holdings are subject to various risks, uncertainties and other factors, as described in UIL Holdings’ Annual Report on Form 10K for the year ended December 31, 2009.  The risk factors included in that report have been updated to include the following additional risk factors as of September 30, 2010:

The pending acquisition (the Acquisition) of The Southern Connecticut Gas Company, Connecticut Natural Gas Corporation and The Berkshire Gas Company and their respective parent companies (SCG, CNG, Berkshire and their respective parent companies are referred to as the Target Companies) is subject to the receipt of governmental approvals that may impose conditions that could have an adverse effect on UIL Holdings or lead the Board of Directors to not accept the conditions and not consummate the Acquisition, or, if such approvals are not obtained,  could prevent consummation of the Acquisition.

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

UIL Holdings will be expanding its operations into new geographic areas as a result of the Acquisition and may not be able to fully realize the expected benefits of the Acquisition.

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

UIL Holdings is incurring significant transaction and integration costs in connection with the Acquisition.

UIL Holdings is incurring significant transaction costs related to the Acquisition.  In addition, UIL Holdings will incur integration costs following the completion of the Acquisition as the shared services and business support functions of UIL Holdings are expanded to incorporate the businesses of the Target Companies.  Although management expects that the realization of benefits and efficiencies related to the integration of the businesses may offset these transaction and integration costs over time, no assurances can be made that this net benefit will be achieved in the near term, or at all, which could adversely affect UIL Holdings’ financial condition and results of operations.

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

The consummation of the Acquisition is subject to numerous outstanding closing conditions which, if not satisfied and the Acquisition is not consummated, may require UIL Holdings to pay Iberdrola USA a termination fee of $50 million under certain circumstances.

The Acquisition is subject to numerous outstanding closing conditions, including the receipt of required approvals from the DPUC that do not impose certain material conditions or changes, and the absence of injunctions or restraints imposed by governmental entities.  While UIL Holdings expects that each of the closing conditions will be satisfied and that the Acquisition will be consummated, there can be no assurances that this will occur.  If the closing conditions are not satisfied and the Acquisition is not consummated, UIL Holdings may be required to pay Iberdrola USA a termination fee of $50 million, which could adversely affect UIL Holdings’ business, financial results and financial condition.

The Acquisition will expose UIL Holdings to additional risks and uncertainties with respect to the Target Companies and their operations.

The Target Companies are generally subject to similar risks that UIL Holdings is subject to in its existing businesses.  In addition, the Target Companies are subject to the following additional risks:

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

UIL Holdings repurchased 21,495 shares of common stock in open market transactions to satisfy matching contributions for participants’ contributions into UIL Holdings 401(k) in the form of UIL Holdings stock as follows:

Period	Total Number of Shares Purchased*	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
July	6,616	$27.15	None	None
August	8,146	$27.44	None	None
September	6,733	$27.73	None	None
Total	21,495	$27.11	None	None
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

(4)	4.4	Sponsor Guaranty and Payment Agreement, dated as of September 28, 2010 between UIL Holdings and The Royal Bank of Scotland PLC.
(31)	31.1	Certification of Periodic Financial Report.
(31)	31.2	Certification of Periodic Financial Report.
(32)	32	Certification of Periodic Financial Report.
(101)	101.INS 101.SCH 101.CAL 101.LAB 101.PRE
The following financial information from UIL Holdings Quarterly Report on Form 10-Q for the period ended September 30, 2010, filed with the SEC on October 29, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three and nine month periods ended September 30, 2010 and 2009, (ii) the Consolidated Balance Sheet as of September 30, 2010 and December 31, 2009, (iii) the Consolidated Statement of Cash Flows for the nine month periods ended September 30, 2010 and 2009 and (iv) Notes to Consolidated Financial Statements (tagged as blocks of text).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UIL HOLDINGS CORPORATION

Date 10/29/2010	/s/ Richard J. Nicholas
Richard J. Nicholas
Executive Vice President
and Chief Financial Officer