Form 10-K
period 2010-12-31
UIL HOLDINGS CORP
filed 2011-02-22
CIK 1082510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  [   ]  No  [X]

The aggregate market value of the registrant’s voting stock held by non-affiliates on June 30, 2010 was $735,450,107 computed on the basis of the price at which the said stock was last sold reported in the listing of composite transactions for New York Stock Exchange listed securities, published in The Wall Street Journal on July 1, 2010.

The number of shares outstanding of the registrant’s only class of common stock, as of February 18, 2011 was 50,462,032.

DOCUMENTS INCORPORATED BY REFERENCE

Document                                                            Part of this Form 10-K into which document is incorporated
Definitive Proxy Statement for Annual Meeting of the Shareowners to be held on May 10, 2011III

UIL HOLDINGS CORPORATION
FORM 10-K
December 31, 2010

Part II (continued)
Item 8.	Financial Statements and Supplementary Data	55
	Consolidated Financial Statements	55
	Consolidated Statement of Income (Loss) for the Years Ended December 31, 2010, 2009 and 2008	55
	Consolidated Statement of Comprehensive Income (Loss) for the Years Ended December 31, 2010, 2009 and 2008	55
	Consolidated Statement of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008	56
	Consolidated Balance Sheet as of December 31, 2010 and 2009	57
	Consolidated Statement of Changes in Shareholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008	59
	Notes to Consolidated Financial Statements	60
	Statement of Accounting Policies	60
	Capitalization	70
	Regulatory Proceedings	75
	Short-Term Credit Arrangements	82
	Income Taxes	84
	Supplementary Information	88
	Pension and Other Benefits	89
	Related Party Transactions	95
	Lease Obligations	96
	Commitments and Contingencies	97
	Connecticut Yankee Atomic Power Company	97
	Hydro-Quebec	98
	Environmental Concerns	98
	Middletown/Norwalk Transmission Project	100
	GenConn	101
	Cross-Sound Cable Company, LLC	101
	Fair Value of Financial Instruments	101
	Quarterly Financial Data (Unaudited)	106
	Segment Information	107
	Acquisition	109
	Report of Independent Registered Public Accounting Firm	111
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	113
Item 9A.	Controls and Procedures	113
Item 9B.	Other Information	114
Part III		114
Item 10.	Directors, Executive Officers and Corporate Governance	114
Item 11.	Executive Compensation	114
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	114
Item 13.	Certain Relationships and Related Transactions and Director Independence	115
Item 14.	Principal Accounting Fees and Services	115
Part IV		115
Item 15.	Exhibits, Financial Statement Schedules	115
	Signatures	120

GLOSSARY OF TERMS AND ABBREVIATIONS

AFUDC  (Allowance for Funds Used During Construction) – The cost of utility equity and debt funds used to finance construction projects that is capitalized as part of construction cost.

ASC (Accounting Standards Codification) – The single source of authoritative United States generally accepted accounting principles.

Bcf One billion cubic feet or 1,000 Mcf.

BFMCC  (Bypassable Federally Mandated Congestion Charges) – A federally mandated charge, as defined by Connecticut electric industry restructuring legislation, related to the generation of electricity.

Btu (British Thermal Unit) – Amount of heat required to raise the temperature of one pound of water one degree Fahrenheit under standard conditions.  Natural gas is commonly measured in millions of Btus or MMBtu.

Ccf  One hundred cubic feet, approximately one therm.

city gate  The point or measuring station at which a natural gas distribution company takes delivery of natural gas from an interstate natural gas pipeline.

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

CDEP  Connecticut Department of Environmental Protection.

CfD Contract for Differences

Cubic Foot The most common unit of measure of gas volume.  It is the amount of gas required to fill a volume of one cubic foot under standard conditions of temperature, pressure, and water vapor.

Dekatherm  (Dth) Unit of heating value equivalent to 10 therms or 1,000,000 Btus (about one Mcf).

Distribution Division  The United Illuminating Company’s (UI’s) operating division that provides distribution services to its retail electric customers and manages all components related to such service, including the C&LM, CTA, GSC and REI.  The Distribution Division does not include UI’s transmission operations.

DOE  United States Department of Energy.

DPU  (Massachusetts Department of Public Utilities) – State agency that regulates certain ratemaking, services, accounting, plant and operations of Massachusetts utilities.

DPUC  (Connecticut Department of Public Utility Control) – State agency that regulates certain ratemaking, services, accounting, plant and operations of Connecticut utilities.

EIA  Energy Independence Act adopted by the State of Connecticut in 2005.

EPA  United States Environmental Protection Agency.

EPS  Earnings Per Share.

FASB  (Financial Accounting Standards Board) – A rulemaking organization that establishes financial accounting and reporting standards.

FERC  (Federal Energy Regulatory Commission) – Federal agency that regulates interstate transmission and wholesale sales of electricity and related matters.

Firm/Interruptible Natural Gas Service  Firm sales, transportation, or storage services are those provided on a continuous basis without capacity curtailment, except in extraordinary circumstances.  Interruptible services may be interrupted for various reasons – for example, when peak winter demand utilizes all available capacity on the system or when supplies are unavailable.

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

KSOP  401(k)/Employee Stock Ownership Plan.

LIBOR  London Interbank Offered Rate.

LDAC  Local distribution adjustment charge.

LNG (Liquefied Natural Gas) – natural gas (methane) after being cooled to about minus 160°C for storage or shipment as a liquid in  high pressure cryogenic containers.

LDC  (Local Distribution Company) – Company that obtains the major portion of its gas operating revenues from the operation of a retail gas distribution system.  Generally, LDCs are regulated at the state level, and they operate no transmission systems other than incidental connections.

Mcf  one thousand cubic feet, nearly equal to one MMBtu, or one dekatherm.

MGP Manufactured gas plant.

MVA  (megavoltampere) – 1,000 kilovoltamperes.

MW  (megawatt) – 1,000 kilowatts.

NGPA (Natural Gas Policy Act of 1978)  United States law that deregulated the generation of new natural gas resources and provides incentives to encourage increased exploration and production.

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

O&M  (Operation and Maintenance) – Costs incurred in running daily business activities and maintaining infrastructure.

OPEB (Other Postretirement Benefits) – Benefits (other than pension) consisting principally of health care and life insurance provided to retired employees and their dependents.

PCB  (Polychlorinated Biphenyl) – Additive to oil used in certain industrial and commercial applications up to the late-1970s; now classified as a hazardous chemical.

PTF  Pool Transmission Facilities.

RCRA  The federal Resource Conservation and Recovery Act.

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

Therm Unit of heat equal to 100,000 Btu’s, approximately one Ccf.

Transmission Division UI’s operating division that provides transmission services and manages all related transmission operations.

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

Watt A unit of electrical power equal to one joule per second.

Part I

Item 1.  Business.

GENERAL

The primary business of UIL Holdings Corporation (UIL Holdings) is ownership of its operating regulated utilities.  The utility businesses consist of the electric distribution and transmission operations of The United Illuminating Company (UI) and the natural gas transportation, distribution and sales operations of The Southern Connecticut Gas Company (SCG), a subsidiary of Connecticut Energy Corporation (CEC), Connecticut Natural Gas Corporation (CNG), a subsidiary of CTG Resources, Inc. (CTG), and The Berkshire Gas Company (Berkshire), a subsidiary of Berkshire Energy Resources (BER, and together with SCG, CNG, Berkshire, CEC and CTG, the Gas Companies).  CEC, CTG and BER are holding companies whose sole business is ownership of their respective operating regulated gas utility.  UI is also a 50-50 joint venturer with NRG Energy, Inc. (NRG) in GCE Holding LLC, whose wholly owned subsidiary, GenConn Energy LLC (collectively, GenConn), was chosen by the Connecticut Department of Public Utility Control (DPUC) to build and operate new peaking generation plants to help address Connecticut’s need for power generation during the heaviest load periods.  UIL Holdings is headquartered in New Haven, Connecticut, where its senior management maintains offices and is responsible for overall planning, operating and financial functions.

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

UIL Holdings makes available on its website (www.uil.com) the charters of its Audit Committee, Corporate Governance and Nominating Committee, Compensation and Executive Development Committee and Retirement Benefits Plans Investment Committee, as well as its corporate governance guidelines, code of business conduct for its employees, code of ethics for the chief executive officer, presidents and senior financial officers, and code of business conduct for the Board of Directors.

In accordance with the requirements of Accounting Standards Codification (ASC) 280 “Segment Reporting,” UIL Holdings has divided its regulated businesses into Electric Distribution and Transmission and Gas Distribution operating segments for financial reporting purposes to reflect the way that UIL Holdings manages its business.  Electric Distribution and Transmission is further separated into distribution and transmission operating segments.  See Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (M), Segment Information,” of this Form 10-K, which is hereby incorporated by reference.

UTILITY BUSINESSES

Electric Distribution and Transmission

UI is a regulated operating electric public utility established in 1899.  It is engaged principally in the purchase, transmission, distribution and sale of electricity for residential, commercial and industrial purposes in a service area of about 335 square miles in the southwestern part of the State of Connecticut.  The population of this area is approximately 736,000, which represents approximately 21% of the population of the State.  The service area, largely urban and suburban, includes the principal cities of Bridgeport (population of approximately 137,000) and New Haven (population of approximately 124,000) and their surrounding areas.  Situated in the service area are retail trade and service centers, as well as large and small industries producing a wide variety of products, including helicopters and other transportation equipment, electrical equipment, chemicals and pharmaceuticals.  As of December 31, 2010, UI had

Table of Content

approximately 325,000 customers.  Of UI’s 2010 retail electric revenues, approximately 59.6% were derived from residential sales, 33.7% from commercial sales, 5.3% from industrial sales and 1.4% from street lighting and other sales.  UI’s retail electric revenues vary by season, with the highest revenues typically in the third quarter of the year reflecting seasonal rates, hotter weather and air conditioning use.  UI is regulated as an electric distribution company by the DPUC in Connecticut and is also subject to regulation by the Federal Energy Regulatory Commission (FERC).  For additional information regarding UI’s revenues refer to Part II, Item 6, “Selected Financial Data,” of this Form 10-K, which is hereby incorporated by reference.

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

Regulation

UI is subject to regulation by several regulatory bodies, including the DPUC, the Connecticut Siting Council (CSC) and the FERC.

The DPUC has jurisdiction with respect to, among other things, rates, accounting procedures, certain dispositions of property and plant, construction of certain electric facilities, mergers and consolidations, the issuance of securities, the condition of plant and equipment and the manner of operation in relation to safety, adequacy and suitability to provide service to customers, including efficiency.

The location and construction of certain electric facilities, including electric transmission lines and bulk substations, are subject to regulation by the CSC with respect to environmental compatibility and public need.

UI is a “public utility” within the meaning of Part II of the Federal Power Act (FPA).  Under the FPA, the FERC governs the rates, terms and conditions of transmission of electric energy in interstate commerce, interconnection service in interstate commerce (which applies to independent power generators, for example), and the rates, terms and conditions of wholesale sales of electric energy in interstate commerce (which includes cost-based rates, market-based rates and the operations of regional capacity and electric energy markets in New England administered by an independent entity, ISO-New England, Inc. (ISO-NE)).  The FERC approves UI’s transmission revenue requirements, which are collected through UI’s retail transmission rates.  The FERC also has authority to ensure the reliability of the high voltage electric transmission system through mandatory reliability standards, monitor and investigate wholesale electric energy markets and entities that have been authorized to sell wholesale power at market-based rates, impose civil and criminal penalties for violations of the FPA (including market manipulation) and require public utilities subject to its jurisdiction to comply with a variety of accounting, reporting and record-keeping requirements.  See Part I, Item 1, “Business” - “Arrangements with Other Industry Participants.”

UI is required to comply with reliability standards issued by the North American Electric Reliability Corporation (NERC), a not-for-profit corporation whose mission is to improve the reliability and security of the bulk power system.  NERC reliability standards may be enforced by NERC, the FERC (which oversees NERC), and by the regional entity for New England (Northeast Power Coordinating Council, Inc.)  as approved by the FERC.

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

Table of Content

Rates

Utilities are entitled by Connecticut law to charge rates that are sufficient to allow them an opportunity to cover their reasonable operating and capital costs, to attract needed capital and maintain their financial integrity, while also protecting relevant public interests.

Regulated Electric Distribution and Transmission

UI’s retail electric service rates are subject to regulation by the DPUC.  UI’s present general retail rate structure consists of various rate and service classifications covering residential, commercial, industrial and street lighting services.

The revenue components of UI’s retail charges to customers, effective as of January 1, 2011, reflect a total average price of 19.0471¢ per kilowatt-hour (kWh) and consist of the following:

Unbundled Revenue Component	Description	Authorized Return on Equity	Average Price Per kWh
Distribution	The process of delivering electricity through local lines to the customer’s home or business.	8.75%(1)	4.8793¢
Transmission	The process of delivering electricity over high voltage lines to local distribution lines.	12.3-12.5%(2)	1.7800¢
Competitive Transition Assessment (CTA) (3)	Component of retail customer bills determined by the DPUC to recover Stranded Costs.	8.75%(3)	1.5065¢
Generation Services Charge (GSC) (4)	The average rate charged, as determined by the DPUC, to retail customers for the generation services purchased at wholesale by UI for standard service and last resort service.	None	9.5970¢
Systems Benefits Charge (SBC) (5)	Charges representing public policy costs, such as generation decommissioning and displaced worker protection costs, as determined by the DPUC.	None	0.3512¢
Conservation & Load Management (C&LM) (6)	Statutory assessment used to support energy conservation and load management programs.	None	0.3000¢
Non-Bypassable Federally Mandated Congestion Charges (NBFMCC) (7)	Federally mandated charge, as defined by Connecticut electric industry restructuring legislation, related to the reliability of supply delivered by the electric system.	None	0.5331¢
Renewable Energy Investment (REI) (8)	Statutory assessment used to support renewable energy projects.	None	0.1000¢

(1)	DPUC authorized return on equity. Earnings above 8.75% will be shared 50% with customers and 50% with shareowners.
(2)	Weighted average estimate based upon FERC authorized rates.
(3)	UI earns the authorized distribution return on equity on CTA rate base. UI defers or accrues additional amortization to achieve the authorized return on equity on unamortized CTA rate base.
(4)
This rate includes $0.003 per kWh for retail access and load settlement costs.  GSC has no impact on results of operations, because revenue collected equals expense incurred (which is referred to as a “pass-through” in this Form 10-K).

(5)	SBC has no impact on results of operations, because SBC billing is a “pass-through” with the exception of carrying charges which are applied to deferred balances, if any.
(6)	UI has the opportunity to earn a nominal “incentive” for managing the C&LM programs. Except for the incentive, C&LM has no impact on results of operations, because C&LM billing is a “pass-through.”
(7)
NBFMCC rate includes funding of customer initiatives such as distributed generation resulting from the State of Connecticut’s Energy Independence Act.  Part of the funding is an incentive to UI helping to bring those customer initiatives on-line.  Except for the incentive, NBFMCC has no impact on results of operations, because NBFMCC billing is a “pass-through.”

(8)	REI has no impact on results of operations, because REI billing is a “pass-through.”

Table of Content

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

UI must procure its standard service power pursuant to a procurement plan approved by the DPUC.  The procurement plan must provide for a portfolio of service agreements procured in an overlapping pattern over fixed time periods (a laddering approach).  In June 2006, the DPUC approved a procurement plan for UI.  As required by Connecticut statute, a third party consultant retained by the DPUC works closely with UI in the procurement process and to provide a joint recommendation to the DPUC as to selected bids.

UI has wholesale power supply agreements in place for the supply of all of its standard service customers for all of 2011, 50% for 2012, and 10% for 2013.  Supplier of last resort service is procured on a quarterly basis.  UI determined that its contracts for standard service and supplier of last resort service are derivatives under ASC 815 “Derivatives and Hedging” and elected the “normal purchase, normal sale” exception under ASC 815 “Derivatives and Hedging”.  As such, UI regularly assesses the accounting treatment for its power supply contracts.  These wholesale power supply agreements contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt was to fall below investment grade.  In October 2010, Moody’s Investor Services (Moody’s) released its updated credit opinion for UI and maintained its Baa2 rating with a stable outlook.   In October 2010, Standard & Poors’ Investor Services (S&P) released its updated credit opinion for UI, maintaining its BBB rating with a stable outlook.  If UI’s credit rating were to decline one rating and UI were to be placed on negative credit watch, monthly amounts due and payable to the power suppliers would be accelerated to semi-monthly payments.  UI’s credit rating would have to decline two ratings to fall below investment grade at either rating service.  If this were to occur, UI would have to deliver collateral security in an amount equal to the receivables due to the sellers for the thirty-day period immediately preceding the default notice.  If such a situation had been in effect as of December 31, 2010, UI would have had to post approximately $17.5 million in collateral.

As a result of an April 2008 DPUC decision, UI is permitted to seek long-term contracts for up to 20% of standard service requirements, the goal of which is to obtain long-term energy supply contracts and Connecticut Class I Renewable Energy Certificates for UI’s standard service customers that will result in an economic benefit to ratepayers, both in terms of risk and cost mitigation.  UI continues to keep apprised of possible long term contracts that could benefit customers.

Arrangements with Other Industry Participants

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

Transmission Return on Equity (ROE)

In March 2008, the FERC issued an order on rehearing (Rehearing Order) establishing allowable Return on Equity (ROEs) for transmission projects of transmission owners in New England, including UI.  In the Rehearing Order, the

Table of Content

FERC established the base-level ROE of 11.14% beginning in November 2006.  The Rehearing Order also confirmed a 50 basis point ROE adder on Pool Transmission Facilities (PTF) for participation in the RTO-NE and a 100 basis point ROE incentive for projects included in the ISO-NE Regional System Plan  that were completed and on line as of December 31, 2008.  The Middletown/Norwalk Transmission Project received this 100 basis point ROE adder.

In May 2008, several public entities, including the DPUC (petitioners), filed a petition with the United States Court of Appeals for the District of Columbia Circuit (U.S. Court of Appeals) seeking judicial review of the Rehearing Order.  In January 2010, the U.S. Court of Appeals issued a decision upholding the FERC order, and in April 2010, it denied the petitioners’ request for a rehearing by the same panel of judges or the full court.

UI’s overall transmission ROE is determined by the mix of UI’s transmission rate base between new and existing transmission assets, and whether such assets are PTF or non-PTF.  UI’s transmission assets are primarily PTF.  For 2010, UI’s overall allowed weighted-average ROE for its transmission business was 12.5%.

New England East-West Solution

On July 14, 2010, UI entered into an agreement (Agreement) with CL&P, under which UI has the right to invest in, and own transmission assets associated with, the Connecticut portion of CL&P’s New England East West Solution (NEEWS) projects to improve regional energy reliability.  The Agreement is subject to state and federal regulatory approval.  On July 15, 2010, UI and CL&P filed a joint application with the DPUC requesting such approval and on October 13, 2010, the DPUC approved the request.  On December 3, 2010, UI and CL&P filed a joint application with the FERC also requesting approval for the future transfer of assets from CL&P to UI and on February 7, 2011, the FERC approved the request with minimal conditions.

NEEWS consists of four inter-related transmission projects being developed by subsidiaries of Northeast Utilities (NU), the parent company of CL&P, in collaboration with National Grid USA.  Three of the projects have portions sited in Connecticut:  (1) the Greater Springfield Reliability Project, (2) the Interstate Reliability Project and (3) the Central Connecticut Reliability Project.  NU currently projects that the cost of the Connecticut portion of these projects will be approximately $828 million.

Under the terms of the Agreement, UI has the option to make quarterly deposits to CL&P in exchange for ownership of specific transmission assets as they are placed in service.  Subject to final regulatory approval, UI will have the right to invest up to the greater of $60 million or an amount equal to 8.4% of CL&P’s costs for the Connecticut portions of the NEEWS projects.  Based upon NU's currently projected costs, UI expects this amount to approximate $69 million.  As assets are placed in service, CL&P will transfer title to certain transmission assets to UI in proportion to its investments, but CL&P will continue to maintain these portions of the transmission system pursuant to an operating and maintenance agreement with UI.  Also, under the terms of the Agreement, there are certain circumstances under which CL&P can terminate the Agreement, but such termination would not affect assets previously transferred to UI.

In December 2010, UI made deposits totaling $7.2 million in NEEWS and expects to make the remaining investments over a period of three to five years depending on the timing and amount of CL&P’s capital expenditures and the projects’ in service dates.

Middletown/Norwalk Transmission Project

In December 2008, the 345-kilovolt (kV) transmission line from Middletown, Connecticut, to Norwalk, Connecticut (the Project) was completed and transmission assets of approximately $300 million were placed in service.

Prior to its completion, in a May 2007 Order, the FERC approved rate incentives for the Project.  Specifically, the FERC allowed UI to include Construction Work In Progress (CWIP) expenditures in rate base.  The FERC also accepted a 50 basis point adder which is applied only to costs associated with advanced transmission technologies.

Table of Content

UI and CL&P filed a transmission cost allocation application relating to the Project with ISO-NE in April 2008.  In January 2011, ISO-NE determined that 93% of the Project costs are pool-supported PTF costs appropriate for inclusion in New England Regional Network Service transmission rates.  UI will recover the remaining costs of the Project from customers within the State of Connecticut in accordance with UI’s FERC-approved tariff.

Gas Distribution

The Gas Companies engage in natural gas transportation, distribution and sales operations in Connecticut and western Massachusetts serving approximately 375,000 customers in service areas totaling approximately 1,966 square miles.  The service area in Connecticut includes the greater Hartford-New Britain area, Greenwich and the southern Connecticut coast from Westport to Old Saybrook, including the cities of Bridgeport and New Haven.  The population of this service area is approximately 1.5 million, which represents approximately 43.5% of the population of Connecticut.  The service area in Massachusetts includes Berkshire County and portions of Franklin and Hampshire Counties, and includes the cities of Pittsfield, North Adams and Greenfield.  The population of this area is approximately 200,000, which represents 3.0% of the population of Massachusetts.  Of the Gas Companies’ retail fuel revenues during the period from November 17, 2010 through December 31, 2010, approximately 63.4% were derived from residential sales, 21.9% from commercial sales, 4.5% from industrial sales and 10.2% from other sales.  Retail fuel revenues vary by season, with the highest revenues typically in the first quarter of the year reflecting seasonal rates and cooler weather.  SCG and CNG are regulated by the DPUC in Connecticut, and Berkshire is regulated by the Massachusetts Department of Public Utilities (DPU).

Franchises

The Gas Companies have valid franchises to engage in the transportation and distribution and sale of natural gas in their respective service areas.  The franchise agreements allow the Gas Companies to construct and maintain certain facilities over, on and under public highways and grounds, and to exercise the power of eminent domain.  The SCG and CNG franchises are subject to alteration, amendment or revocation by the Connecticut legislature, and revocation by the DPUC under circumstances specified by statute, and subject to certain approvals, permits and consents of public authorities and others prescribed by statute.  In Connecticut, a gas company may serve customers in an area where it does not have franchise rights provided that the gas company holding the franchise is not serving that area and DPUC approval has been obtained.   Prior to approving such service, the DPUC must consider the impact of such service on the gas companies and their customers.  In Massachusetts, Berkshire may petition the DPU for authority to serve areas for which the company does not hold franchise rights.

Regulation

The Gas Companies are subject to regulation by several regulatory bodies, including the DPUC, which regulates SCG and CNG, and the DPU, which regulates Berkshire.  The DPUC and DPU have jurisdiction with respect to, among other things, rates, accounting procedures, certain dispositions of property and plant, construction and operation of distribution, production and storage facilities, mergers and consolidations, the issuance of securities, the condition of plant and equipment and the manner of operation in relation to safety, adequacy and service.

The Gas Companies are subject to federal safety regulations promulgated by the United States Department of Transportation (DOT), including safety measures related to natural gas distribution facilities.  Both Connecticut and Massachusetts have adopted these federal regulations and have adopted certain other safety requirements in addition to the federal regulations.  All of these regulations are administered and enforced by the DPUC in Connecticut and the DPU in Massachusetts.

Rates

Utilities are entitled by Connecticut and Massachusetts statute to charge rates that are sufficient to allow them an opportunity to cover their reasonable operating and capital costs, to attract needed capital and maintain their financial integrity, while also protecting relevant public interests.

Table of Content

SCG

In 2008, the DPUC, as required by Connecticut statute, initiated an investigation after SCG reported earning more than one percentage point over its authorized ROE for the previous twelve month period in each of six consecutive months.  In October 2008, the DPUC issued a decision ordering an interim rate decrease for SCG of approximately $15 million, or 3.2%, effective October 24, 2008, compared to the rates previously set in the SCG 2005 rate case, and ordered SCG to file a rate case.  In January 2009, SCG filed an application for a rate increase of $50.1 million, or approximately 15.2%.  The DPUC’s August 2009 decision in the SCG rate proceeding ordered a 3.2% rate decrease, or approximately $12.4 million, compared to the rates set in the 2005 rate case, and reduced SCG’s authorized ROE to 9.26%.  SCG appealed the DPUC order to the Connecticut superior court.  Pursuant to Connecticut statute, SCG is entitled to collect through a surcharge the differential between the interim rate decrease and the rates finally set after full review.  The 2009 DPUC decision ordered rates that were higher than the rates established in the interim rate decrease decision, and accordingly provided for SCG to collect a surcharge from customers.  The rates established in the 2009 decision, and certain other orders, have been stayed by stipulation pending the resolution of the appeal.  The stipulation stayed SCG’s collection of the surcharge and provides for the continuation of the interim rate decrease amount pending resolution of the appeal. SCG has been accruing the revenues associated with the surcharge for purposes of calculating its earnings.  SCG has not appealed the 2009 case’s elimination of SCG’s weather normalization provision; however, this provision has remained in effect pending resolution of the appeal.  In April 2010, the Connecticut superior court ruled against SCG’s appeal.  SCG appealed from the superior court’s dismissal, and that appeal is now pending at the Connecticut supreme court.  The stay remains in effect.

On December 28, 2010, the DPUC denied a petition from the Office of Consumer Counsel, finding that SCG had not earned more than one percentage point over its authorized ROE for the previous twelve month period in each of six consecutive months, but opened a docket to determine whether SCG is charging rates that may be more than just, reasonable and adequate and whether its rates need to be decreased on an interim basis.  The DPUC proceeding is currently pending.

CNG

In 2008, the DPUC, as required by Connecticut statute, initiated an investigation after CNG reported earning more than one percentage point over its authorized ROE for the previous twelve month period in each of six consecutive months.  In August 2008, the DPUC issued a decision ordering an interim rate decrease for CNG of approximately $15 million, or 3.1%, effective August 6, 2008, compared to the rates previously set in the CNG 2006 rate case, and ordered CNG to file a rate case.  In January 2009, CNG filed for a rate increase of $16.2 million or approximately 4.4%.  The DPUC’s July 2009 decision in the CNG rate proceeding ordered a 4.2% rate decrease, or approximately $15.8 million, compared to the rates set in the 2006 rate case, and reduced CNG’s authorized ROE to 9.31%.  CNG appealed the DPUC order to the Connecticut superior court. Pursuant to Connecticut statute, CNG is entitled to collect through a surcharge the differential between the interim rate decrease and the rates finally set after full review.  The 2009 DPUC decision ordered rates that were higher than the rates established in the interim rate decrease decision, and accordingly provided for CNG to collect a surcharge from customers.  The rates established in the 2009 decision, and certain other orders, have been stayed by stipulation pending the resolution of the appeal.   The stipulation stayed CNG’s collection of the surcharge and provides for the continuation of the interim rate decrease amount pending resolution of the appeal. CNG has been accruing the revenues associated with the surcharge for purposes of calculating its earnings.  In April 2010, the Connecticut superior court ruled against CNG’s appeal.  CNG appealed from the superior court’s dismissal, and that appeal is now pending at the Connecticut supreme court.  The stay remains in effect.

Berkshire

Berkshire’s rates are established by the DPU.  Berkshire is currently operating under a 10-year rate plan approved by the DPU and which expires on January 31, 2012, pursuant to which Berkshire’s rates can be adjusted annually.  The ROE approved in Berkshire’s rate plan is 10.50%.

Table of Content

Purchased Gas Adjustment Clause

SCG and CNG each have purchased gas adjustment clauses and Berkshire has a cost of gas adjustment clause, approved by the DPUC and DPU, respectively, which enable them to pass the reasonably incurred cost of gas purchases through to customers.  These clauses allow companies to recover changes in the market price of purchased natural gas, substantially eliminating exposure to natural gas price risk.

Gas Supply Arrangements

The Gas Companies satisfy their natural gas supply requirements through purchases from various producer/suppliers, withdrawals from natural gas storage capacity contracts and winter peaking supplies and resources.  The Gas Companies operate diverse portfolios of gas supply, firm transportation, gas storage and peaking resources.  Each Gas Company contracts for such gas resources in its own name for regulatory and other reasons.  Actual reasonable gas cost incurred by each of the Gas Companies is passed through to customers through state regulated purchased gas adjustments mechanisms.

The majority of the natural gas supply purchased is acquired at market prices under seasonal, monthly or mid-term supply contracts and the remainder is acquired on the spot market.  The Gas Companies diversify their sources of supply by amount purchased and location, and collectively at any time acquire supplies from ten or more producers of natural gas.  The Gas Companies primarily acquire gas at various locations in the US Gulf of Mexico region, in the Appalachia region, in Canada and various other locations.

The Gas Companies acquire firm transportation capacity on interstate pipelines under long-term contracts and utilize that capacity to transport both natural gas supply purchased and natural gas withdrawn from storage to the local distribution system.  Collectively, the Gas Companies hold eighty-nine firm transportation contracts on twelve different pipelines.  Three of those pipelines, Tennessee Gas Pipeline, Algonquin Gas Transmission and Iroquois Gas Transmission, interconnect with one or more of the Gas Companies’ distribution system and the other pipelines provide indirect services upstream of the city gates.

The prices and terms and conditions of the firm transportation capacity long-term contracts are regulated by the FERC.  Similar to the treatment of gas costs, the actual reasonable cost of such contracts is passed through to customers through state regulated purchased gas adjustment mechanisms.  On November 30, 2010, the Tennessee Gas Pipeline Company (Tennessee) filed a FERC rate case proposing significant rate increases across its entire system, which runs from south Texas through New England.  On December 29, 2010, the FERC issued an order setting the Tennessee rate proceeding for hearing and suspended the proposed rate increase until June 1, 2011, at which time Tennessee has the right to place the rates into effect, subject to refund.  The proposed increase would nearly double the fixed cost of reserving pipeline capacity but provide lower variable costs, resulting in a significant net cost increase.  The Gas Companies are opposing Tennessee’s proposal and participating in the Tennessee FERC proceedings in conjunction with other gas companies and interveners.

The Gas Companies acquire firm underground natural gas storage capacity using long-term contracts and fill the storage facilities with gas in the summer for subsequent withdrawal in the winter.  Collectively, the Gas Companies hold twenty-four gas storage contracts with six different storage contractors.  The storage facilities are located in Pennsylvania, New York, West Virginia and Michigan.

Winter peaking resources are primarily attached to the local distribution systems and are either owned or are contracted for by the Gas Companies, each of which is a Local Distribution Company (LDC).  Each LDC owns or has rights to the natural gas stored in each of a Liquefied Natural Gas (LNG) facility directly attached to its distribution system.

ENVIRONMENTAL REGULATION

The National Environmental Policy Act (NEPA) requires that detailed statements of the environmental effect of UIL Holdings’ facilities be prepared in connection with the issuance of various federal permits and licenses.  Federal agencies are required by NEPA to make an independent environmental evaluation of the facilities as part of their actions during proceedings with respect to these permits and licenses.  In Connecticut, the Connecticut Siting Council serves as

Table of Content

the designated authority to ensure UIL Holdings’ facilities are in compliance with NEPA, except as otherwise specified in certain permits, such as those required by the U.S. Army Corps of Engineers. Massachusetts has enacted its own Massachusetts Environmental Policy Act (MEPA) to address the requirements of NEPA at the state level.  Under MEPA, the Massachusetts Environmental Policy Act Office reviews projects, including utility projects and siting decisions, for their environmental and community impact.

Under the federal Toxic Substances Control Act (TSCA), the United States Environmental Protection Agency (EPA) has issued regulations that control the use and disposal of Polychlorinated Biphenyls (PCBs).  PCBs were widely used as insulating fluids in many electric utility transformers and capacitors manufactured before TSCA prohibited any further manufacture of such PCB equipment.  Fluids with a concentration of PCBs higher than 500 parts per million and materials (such as electrical capacitors) that contain such fluids must be disposed of through burning in high temperature incinerators approved by the EPA.  Presently, no equipment having fluids with levels of PCBs higher than 500 parts per million are known by UI to remain in service in its system. For the Gas Companies, PCBs are sometimes found in the distribution system as a result of compressor liquids that may have leaked from turbine compressors into the interstate pipelines or were components of waste oil that was sprayed into the pipeline for gasket protection, for example The Gas Companies test any distribution piping being removed or repaired for the presence of PCBs and comply with relevant disposal procedures, as needed.

Under the federal Resource Conservation and Recovery Act (RCRA), the generation, transportation, treatment, storage and disposal of hazardous wastes are subject to regulations adopted by the EPA.  Connecticut has adopted state regulations that parallel RCRA regulations but are more stringent in some respects.  UIL Holdings’ subsidiaries have complied with the notification and application requirements of present regulations, and the procedures by which UIL Holdings’ subsidiaries handle, store, treat and dispose of hazardous waste products comply with these regulations.

RCRA also regulates underground tanks storing petroleum products or hazardous substances, and Connecticut and Massachusetts have adopted state regulations governing underground tanks storing petroleum and petroleum products that, in some respects, are more stringent than the federal requirements.  UIL Holdings’ subsidiaries currently own ten (10) underground storage tanks, used primarily for gasoline and fuel oil, which are subject to these regulations.  A testing program has been implemented to detect leakage from any of these tanks, and substantial costs may be incurred for future actions taken to prevent tanks from leaking, to remedy any contamination of groundwater, and to modify, remove and/or replace older tanks in compliance with federal and state regulations.

In accordance with applicable regulation, UIL Holdings’ subsidiaries have disposed of residues from operations at landfills.  In recent years it has been determined that such disposal practices, under certain circumstances, can cause groundwater contamination.  Although the UIL Holdings subsidiaries have no current knowledge of the existence of any such contamination, the UIL Holdings subsidiaries or regulatory agencies may determine that remedial actions must be taken in relation to past disposal practices.

The Gas Companies own or have previously owned property where manufactured gas plants (MGPs) operated historically.  MGP operations have led to contamination of soil and groundwater with petroleum hydrocarbons, benzene and metals, among other things, at these properties, the regulation and cleanup of which is regulated by RCRA as well as other federal and state statutes and regulations.  Each of the Gas Companies has or has had ownership interest in certain of such properties contaminated as a result of MGP-related activities.  Under existing regulations, the cleanup of such sites requires state and, at times, federal, regulators’ involvement and approval before cleanup can commence.  In certain cases, such contamination has been evaluated, characterized and remediated. In other cases, the sites have been evaluated and characterized, but not yet remediated.  At some sites, the scope of the contamination has not yet been fully characterized.  Substantial costs may be incurred by the Gas Companies for future actions taken to remediate former MGP sites, which costs will be subject to regulatory review as to recoverability in the Gas Companies’ rates.

The Gas Companies are also subject to permitting and reporting requirements under the federal Clean Air Act (CAA) and related federal and state regulations.  These regulations cover the various emissions from the utilities’ equipment, primarily turbines and stacks, limiting emissions levels depending on the location of the facility and the existing air quality in the region.  Recent regulations will require UIL Holdings’ subsidiaries to report on the amount of greenhouse gases that are emitted from their facilities.  There may be significant costs to UIL Holdings associated with ongoing compliance with CAA regulations.

Table of Content

The Gas Companies are also subject to permitting and reporting requirements associated with the Federal Clean Water Act (CWA) and the state program enacted under the authority of the CWA.  These regulations establish limits on various discharges into navigable waters and/or publicly-owned treatment works (POTW) facilities and the Gas Companies have established procedures to ensure compliance with these limits at their various facilities.

In complying with existing and future environmental statutes and regulations, relating to water and air quality, hazardous waste handling and disposal, toxic substances, electric and magnetic fields, and global climate change, UIL Holdings’ subsidiaries may incur substantial capital expenditures for equipment modifications and additions, monitoring equipment and recording devices, consulting fees and testing expenses as well as other additional operating expenses.  Litigation expenditures may also increase as a result of ongoing scientific investigations, speculation and debate concerning the possibility of harmful health effects of electric and magnetic fields.

If any of the aforementioned events occurs, UIL Holdings’ subsidiaries may experience substantial costs prior to seeking regulatory recovery.  Additional discussion regarding environmental issues may be found in Part II, Item 8 of this Form 10-K under the caption, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (J), Commitments and Contingencies – Environmental Concerns,” which information is hereby incorporated by reference.

FINANCING

Information regarding UIL Holdings’ capital requirements and resources and its financings and financial commitments may be found in Part II, Item 7 of this Form 10-K under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” which information is hereby incorporated by reference.

EMPLOYEES

As of December 31, 2010, UIL Holdings and its subsidiaries had a total of 1,824 employees, of which 867 were members of local unions.  UI and Utility Workers Union of America, Local 470-1 are parties to a six-year collective bargaining agreement which expires on May 15, 2011 and negotiations for a new agreement are currently underway.  CNG and Connecticut Independent Utilities Workers, Local 12924 are parties to a four-year collective bargaining agreement which expires on November 30, 2013.  CNG is also party to a five-year collective bargaining agreement which expires on March 31, 2011 with Utility Workers Union of America, Local 380.  Negotiations for a new agreement between CNG and Utility Workers Union of America, Local 380 are currently underway.  SCG and United Steel Workers, Local 12000 are parties to a five-year collective bargaining agreement which expires on March 23, 2015 and Berkshire and United Steel Workers, AFL, CIO, CLC, Local 12325 are parties to a five-year collective bargaining agreement which expires on March 31, 2014.

Item 1A.  Risk Factors.

The financial condition and results of operations of UIL Holdings are subject to various risks, uncertainties and other factors, some of which are described below.  Additional risks, uncertainties and other factors not presently known or currently deemed not to be material may also affect UIL Holdings’ financial condition and results of operations.

Legislation and regulation can significantly affect the structure, operations and financial results of UIL Holdings’ regulated subsidiaries.

UIL Holdings’ regulated subsidiaries’ rates and authorized returns on equity are regulated by the FERC, DPUC, and DPU.  Legislation and regulatory decisions implementing legislation establish a framework for operations.  Such legislation and regulatory decisions may result in the establishment of revenue requirements that are insufficient for the regulated subsidiaries to maintain customer services at current levels while still earning their allowed return.  Legislation and regulatory decisions could negatively impact the ability to reach earnings targets and to access debt and equity financing at reasonable cost.  For a further discussion of legislative and regulatory actions, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Major Influences on Financial Condition – UIL Holdings Corporation – Legislation & Regulation,” of this Form 10-K.

Table of Content

UIL Holdings’ ability to maintain future cash dividends at the level currently paid to shareowners is dependent upon the ability of its subsidiaries to pay dividends to UIL Holdings.

UIL Holdings is dependent on dividends from its subsidiaries and on external financings to provide the cash in excess of the amount currently on hand that is necessary for debt service, to pay administrative costs, and to pay common stock dividends to UIL Holdings’ shareowners.  As UIL Holdings’ sources of cash are limited to dividends from its subsidiaries and external borrowings, its ability to maintain future cash dividends at the level currently paid to shareowners will be primarily dependent upon sustained earnings from the operations of its subsidiaries.

Volatility in the capital markets could negatively impact UIL Holdings’ ability to access capital in the debt and equity markets, thus impacting its ability to meet its financing requirements and fund its capital program.

All of UIL Holdings’ financing and capital requirements that exceed available cash will be provided by external financing.  Although there is no commitment to provide such financing from any source of funds, other than the short-term credit facilities currently available to UIL Holdings and its subsidiaries, future external financing needs are expected to be satisfied by the issuance of additional short-term or long-term debt and equity securities.  The continued availability of these methods of financing will be dependent on many factors, including conditions in the securities and credit markets and economic conditions generally, as well as the debt ratings, current debt levels and future income and cash flow of UIL Holdings and its subsidiaries.  See Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (B), Capitalization and Note (D), Short Term Credit Arrangements” of this Form 10-K for a discussion of UIL Holdings’ financing arrangements.

Increases in interest rates could have an adverse impact on the financial condition and results of operations of UIL Holdings.

Credit market trends impact the cost of UIL Holdings’ borrowings.  Increases in interest rates could result in increased cost of capital in the refinancing of fixed rate debt at maturity and in the remarketing of multi-annual tax-exempt bonds.  UIL Holdings and its subsidiaries have short-term revolving credit agreements that permit borrowings at fluctuating interest rates and also permit borrowings for fixed periods of time specified by each borrower at fixed interest rates determined by the Eurodollar interbank market in London (LIBOR).  Changes in LIBOR will have an impact on interest expense.  For further discussion of UIL Holdings’ cost of capital and interest rate risk, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of this Form 10-K.  For further discussion of UIL Holdings’ and its subsidiaries’ revolving credit facilities, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” and Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (D) Short-Term Credit Arrangements.”

UIL Holdings may incur substantial capital expenditures and operating expenses in complying with environmental regulations, which could have an adverse impact on its results of operations and financial condition.

In complying with existing environmental statutes and regulations and further developments in areas of environmental concern, UIL Holdings may incur substantial capital expenditures for equipment modifications and additions, monitoring equipment and recording devices, as well as additional operating expenses.  Environmental damage claims may also arise from the operations of UIL Holdings’ regulated subsidiaries.  For further discussion of significant environmental issues known to UIL Holdings at this time, see Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (J), Commitments and Contingencies – Environmental Concerns,” of this Form 10-K.

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

Table of Content

Current economic conditions could cause reductions in the demand for electricity and natural gas and impair the financial soundness of customers, which could adversely affect our results of operation.  Such conditions could also impair the financial soundness of UI’s and the Gas Companies’ vendors and service providers.

The current economic conditions in Connecticut and Massachusetts, as well as the nation as a whole, have reduced, and could in the future further reduce, the demand for electricity and natural gas.  The economies of Connecticut and Massachusetts have experienced a sustained decline in the housing market and rising unemployment.  Although they remain below the national average unemployment rate of 9.4%, Connecticut’s and Massachusetts seasonally-adjusted unemployment rate had risen to 9.0% and 8.2%, respectively, in December 2010.  Furthermore, as a result of the continued economic downturn affecting the economies of Connecticut, Massachusetts, the United States and other parts of the world, UI’s and the Gas Companies’ vendors and service providers could experience serious cash flow problems.  As a result, such vendors and service providers may be unable to perform under existing contracts or may significantly increase their prices or reduce their output or performance on future contracts.

The loss of key personnel or the inability to hire and retain qualified employees could have an adverse effect on operations.

A significant portion of the work force of UIL Holdings’ regulated subsidiaries, including many experienced workers with specialized skills in constructing and maintaining the electrical and gas infrastructures, is eligible to and may retire over the next five years.  The difficulty in finding experienced replacements for these employees combined with the significant length of time to train such replacements could lead to the inability to replace the retirees which could negatively impact the ability of UIL Holdings’ regulated subsidiaries to maintain system reliability at its current levels.  For further discussion refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Major Influences on Financial Condition,” of this Form 10-K.

The inability of management to maintain good relations and effectively negotiate future collective bargaining agreements with the bargaining units could have an adverse impact on the financial condition and results of operations of UIL Holdings.

Significant portions of the workforce at UIL Holdings’ regulated subsidiaries are covered by collective bargaining agreements that expire between March 2011 and March 2015.  The inability of management to maintain good relations and effectively negotiate future collective bargaining agreements with the bargaining units could result in increased expenses related to wages and benefits, inefficient and/or ineffective job performance or organized work stoppages.

The inability of GenConn to complete its remaining peaking generation project, the inability to meet the contractual commercial operation date, and the potential for unrecovered costs could adversely impact UIL Holdings’ financial condition and results of operations.

Borrowings made by UI under an equity bridge loan (EBL) and lent to GenConn will be converted into an equity investment upon the attainment of commercial operation by GenConn for its remaining peaking generation facility, currently under construction.  The inability of GenConn to complete construction of and attain commercial operation for its remaining peaking generation facility, or a significant delay in obtaining commercial operation by the contractual date, or the inability to recover the related operating and capital costs after commercial operation has been obtained, could adversely impact UIL Holdings’ financial condition and results of operations.

Grid disturbances, disruption in our networks, severe weather, pipeline curtailments, security breaches, cyber attacks, or acts of war or terrorism could negatively impact UIL Holdings’ operating systems.

A disruption or black-out caused by an event that impacts the regional electric grid, regional gas pipelines, or UIL Holdings’ regulated subsidiaries’ local systems, such as, but not limited to, a severe storm, transmission facility outage, interstate pipeline curtailments, security breach, cyber attack, or terrorist action, could negatively impact the operation and sustainability of the systems.  Any such disruption or attack could result in a significant decrease in revenues and significant additional costs to repair assets, which could have an adverse impact on our financial condition and results of operations if costs are not recovered through the regulatory process.  Severe weather, such as ice and snowstorms, hurricanes and other natural disasters, may cause outages and substantial property damage which may require us to incur additional costs that are generally not insured.

Table of Content

UIL Holdings may fail to realize all of the expected benefits of the Acquisition of the Gas Companies (the Acquisition).

UIL Holdings needs to economically and efficiently provide the shared services and business support functions to the Gas Companies that, prior to the consummation of the Acquisition, were provided by affiliates of the Gas Companies, some of which shared services and business support functions are currently being provided by Iberdrola USA, Inc. (Iberdrola USA) pursuant to a transition services agreement with UIL Holdings. This involves expanding UIL Holdings’ current business support functions and processes to incorporate the Gas Companies.  The acquisition and integration of independent companies is a complex, costly and time-consuming process. As a result, UIL Holdings must devote significant management attention and resources to integrating the diverse business practices and operations of UIL Holdings and the Gas Companies. The integration process may divert the attention of UIL Holdings’ executive officers and management from day-to-day operations and disrupt the business of its subsidiaries and, if implemented ineffectively, preclude realization of the full expected benefits of the Acquisition.  The failure of UIL Holdings to meet the challenges involved in successfully expanding the shared services and business support functions of UIL Holdings to incorporate the Gas Companies or otherwise to realize any of the anticipated benefits of the Acquisition could cause an interruption of, or a loss of momentum in, the activities of UIL Holdings and could adversely affect its results of operations. In addition, the overall integration of the Gas Companies may result in unanticipated problems, expenses, or liabilities (including the effects of any undisclosed or potential legal or tax liabilities of the Gas Companies). The difficulties of integrating the Gas Companies include, among others:

•	retaining key employees;

•	the diversion of management’s attention from ongoing business concerns;

•	unanticipated issues in integrating information, financial and other support systems; and

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations.

In addition, even if the businesses and operations of UIL Holdings and the Gas Companies are integrated successfully, UIL Holdings may not fully realize the expected benefits of the Acquisition within the intended time frame, or at all.  Further, because the businesses of UIL Holdings prior to the Acquisition and those of the Gas Companies differ, the results of operations, after the Acquisition, of UIL Holdings may be affected by factors different from those existing prior to the Acquisition and may suffer as a result of the Acquisition.  As a result, the integration of the businesses and operations of UIL Holdings with the Gas Companies may not result in the realization of the full benefits anticipated from the Acquisition.

As a result of the Acquisition, UIL Holdings has expanded its operations into new geographic areas in which it had not previously operated and may not be able to operate efficiently in these new markets.

The market areas in Massachusetts served by Berkshire and a portion of the market areas served by SCG and CNG are areas in which UIL Holdings did not operate prior to acquiring the Gas Companies.  In order to operate effectively in these new markets, UIL Holdings needs to understand the local market and regulatory environment.  If UIL Holdings is not successful in operating in these new geographic areas, UIL Holdings may not be able to operate efficiently, which could affect UIL Holdings’ financial condition and results of operations.

UIL Holdings is incurring significant integration costs in connection with the Acquisition.

UIL Holdings is incurring significant integration costs as a result of the Acquisition as the shared services and business support functions of UIL Holdings are expanded to incorporate the businesses of the Gas Companies.  Although management expects that the realization of benefits and efficiencies related to the integration of the businesses may offset these integration costs over time, no assurances can be made that this net benefit will be achieved in the near term, or at all, which could adversely affect UIL Holdings’ financial condition and results of operations.

Table of Content

UIL Holdings is dependent on Iberdrola USA for certain transitional services being provided pursuant to a transition agreement.  The failure of Iberdrola USA to perform its obligations under the transition agreement could adversely affect UIL Holdings’ business, financial results and financial condition.

UIL Holdings is dependent upon Iberdrola USA to continue to provide certain shared services and business support functions in areas such as technology, finance and human resources, along with management support, for a period of time to facilitate the integration of the Gas Companies. The terms of these arrangements are governed by a transition agreement entered into on November 16, 2010, with an initial term of one year, subject to extension by UIL Holdings for up to four additional periods of ninety days each.  If Iberdrola USA fails to perform its obligations under the transition agreement, UIL Holdings may not be able to perform such services or obtain such services from third parties at all or on favorable terms.

The Acquisition has exposed UIL Holdings to additional risks and uncertainties with respect to the Gas Companies and their operations.

Natural gas distribution activities involve numerous risks that may result in accidents and other operating costs.  The Gas Companies depend on gas supply and transportation from gas suppliers on interstate pipelines that are potentially subject to curtailment for various reasons, including loss of supply, accidents and severe weather. There are also inherent in natural gas distribution activities a variety of hazards, including the risk of explosions on natural gas distribution systems, and other operating risks, all of which could cause financial losses and exposure, significant damage to person and property, environmental pollution and impairment of operations.

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties.

The corporate headquarters of UIL Holdings are located in New Haven, Connecticut.  Additionally, UI and the Gas Companies occupy several facilities within their service territories for administrative and operational purposes.

UI’s transmission lines consist of approximately 101 circuit miles of overhead lines and approximately 28 circuit miles of underground lines, all operated at 345-kV or 115-kV and located within or immediately adjacent to the territory served by the UI.  These transmission lines are part of the New England transmission grid.  A major portion of UI’s transmission lines is constructed on railroad rights-of-way pursuant to two Transmission Line Agreements.  One of the agreements expires in May 2030 and will be automatically extended for up to two successive renewal periods of 15 years each, unless UI provides timely written notice of its election to reject the automatic extension.  The other agreement will expire in May 2040.

UI owns and operates 27 bulk electric supply substations with a capacity of 1,894 megavoltampere (MVA), and 18 distribution substations with a capacity of 92 MVA.  UI has 3,275 pole-line miles of overhead distribution lines and 132 conduit-bank distribution miles.

The Gas Companies’ natural gas systems consist of approximately 4,280 miles and 738 miles of distribution pipeline in Connecticut and Massachusetts, respectively.  SCG and CNG also operate and maintain numerous gate stations, and have firm pipeline capacity under contract totaling  419,126 Mcf of natural gas for a maximum peak delivery day.

CNG owns and operates a liquefied natural gas plant which can store up to 1.2 billion cubic feet (Bcf) of natural gas and can vaporize up to 90,000 Mcf per day of liquid natural gas to meet peak demand.  SCG has contract rights to and operates a similar plant to the CNG plant with the same capabilities to store up to 1.2 Bcf of natural gas.  SCG’s LNG facilities can vaporize up to 82,000 Mcf per day of liquid natural gas to meet peak demands.  In addition to their company owned storage capabilities, SCG and CNG have also contracted for 21 Bcf of storage with a maximum peak day delivery capability of 204,099 Mcf per day (included in the total pipeline deliveries noted above).

Table of Content

Berkshire delivers approximately 60,000 Mcf on a peak day through its distribution system.  Berkshire operates and maintains six gate stations in its service territory and has contracted 1.2 Bcf of storage.  Berkshire owns and operates a liquefied natural gas plant which can store up to 10,000 Mcf of liquid natural gas and has the ability to vaporize up to 3,400 Mcf per day of liquid natural gas necessary to meet peak demands based on its 3-day peak day storage requirement.

See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” of this Form 10-K concerning the estimated cost of additions to UIL Holdings subsidiaries’ transmission and distribution facilities, which information is hereby incorporated by reference.

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

Item 4.  Reserved.

EXECUTIVE OFFICERS

The names and ages of all executive officers of UIL Holdings and the period during which he or she has held the corporate office indicated, are as follows:

Name	Age*	Position	Effective Date
James P. Torgerson**	58	President and Chief Executive Officer	(1)
Anthony J. Vallillo**	61	Executive Vice President and Chief Operating Officer	(2)
Richard J. Nicholas**	55	Executive Vice President and Chief Financial Officer	March 1, 2005
Linda L. Randell**	60	Senior Vice President, General Counsel and Corporate Secretary	(3)
Steven P. Favuzza**	57	Vice President and Controller	July 23, 2007
John J. Prete**	53	Vice President of Technical Services	(4)
Anthony Marone III**	47	Vice President of Business Services	(5)
Diane Pivirotto**	60	Vice President of Human Resources	November 16, 2010
Robert M. Allessio	60	Vice President of Gas Operations	November 16, 2010
Joseph Santamaria	41	Vice President of Information Technology and Chief Information Officer	November 16, 2010
___________________
*     Age as of December 31, 2010
**     Executive officer or person chosen to become executive officer has entered into an employment agreement.

(1) As previously disclosed in UIL Holdings’ filing on Form 8-K dated January 10, 2006, James P. Torgerson was appointed President of UIL Holdings, effective January 23, 2006.  As previously disclosed in UIL Holdings’ filing on Form 8-K dated July 3, 2006, Mr. Torgerson was appointed Chief Executive Officer of UIL Holdings, effective July 1, 2006.

(2)  Anthony J. Vallillo was appointed President and Chief Operating Officer of UI on January 1, 2001.  As previously disclosed in UIL Holdings’ filing on Form 8-K dated November 16, 2010, Mr. Vallillo was appointed Executive Vice President and Chief Operating Officer of UIL Holdings, effective November 16, 2010.

(3) As previously disclosed in UIL Holdings’ filing on Form 8-K dated March 5, 2007, Linda L. Randell was appointed Senior Vice President and General Counsel of UIL Holdings commencing March 26, 2007.  As previously disclosed in UIL Holdings’ filing on Form 8-K dated July 24, 2007, Ms. Randell was appointed Corporate Secretary, effective July 23, 2007.

Table of Content

(4) John J. Prete was appointed Vice President – Transmission Business of UI on October 1, 2007.  Mr. Prete’s job title was changed to Senior Vice President – Electric Transmission and Distribution of UI, effective November 16, 2010.  Mr. Prete was appointed Vice President of Technical Services of UIL Holdings, effective November 16, 2010.

(5) Anthony Marone III was appointed Vice President – Client Services of UI on October 1, 2007.  Mr. Marone’s job title was changed to Vice President – Client & External Relations of UI effective July 1, 2009 and to Senior Vice President – Business Services of UI effective November 16, 2010.  Mr. Marone was appointed Vice President of Business Services of UIL Holdings, effective November 16, 2010.

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

A brief account of the business experience during the past five years of each executive officer of UIL Holdings is as follows:

James P. Torgerson.  Mr. Torgerson served as President and Chief Executive Officer of the Midwest Independent Transmission System Operator, Inc., prior to January 23, 2006.  Mr. Torgerson was appointed President of UIL Holdings on January 23, 2006, Chief Executive Officer of UI on April 24, 2006 and Chief Executive Officer of UIL Holdings on July 1, 2006.  Effective November 16, 2010, Mr. Torgerson was appointed Chairman of each of UI, BER, CTG, CEC, Berkshire, CNG and SCG.

Richard J. Nicholas.  Mr. Nicholas was appointed Executive Vice President and Chief Financial Officer of UIL Holdings and UI on March 1, 2005.  Effective November 16, 2010, Mr. Nicholas was appointed Chief Financial Officer and Treasurer of each of BER, CTG and CEC and Chief Financial Officer of each of Berkshire, CNG and SCG.

Linda L. Randell.  Ms. Randell was appointed Senior Vice President and General Counsel of UIL Holdings and UI on March 26, 2007 and was appointed Corporate Secretary of UIL Holdings and UI on July 23, 2007.  Effective November 16, 2010, Ms. Randell was appointed General Counsel of each of BER, CTG, CEC, Berkshire, CNG and SCG.  Ms. Randell served as a Partner of Wiggin and Dana LLP from 1980 to March 2007.

Anthony J. Vallillo.  Mr. Vallillo has served as President and Chief Operating Officer of UI since January 2001.  Effective November 16, 2010, Mr. Vallillo was appointed Executive Vice President and Chief Operating Officer of UIL Holdings, Vice Chairman of each of BER, Berkshire, CNG and SCG, and Chief Executive Officer and President of each of CTG and CEC.

Steven P. Favuzza.  Mr. Favuzza served as Assistant Vice President – Corporate Planning of UI and of UIL Holdings from March 2005 to July 2007.  Mr. Favuzza was appointed Vice President and Controller of UI and of UIL Holdings on July 23, 2007.

John J. Prete.  Mr. Prete served as Project Director for the Middletown/Norwalk Transmission Project from January 2003 to April 2006.  Mr. Prete served as Associate Vice President – Transmission Business of UI from April 2006 to October 2007.  Mr. Prete was appointed Vice President of UI on October 1, 2007.  Mr. Prete’s job title was changed to Senior Vice President – Electric Transmission and Distribution of UI, effective November 16, 2010.  Mr. Prete was appointed Vice President of Technical Services of UIL Holdings, effective November 16, 2010.

Anthony Marone III. Mr. Marone served as Associate Vice President – Client Services of UI from February 2005 to October 2007.  Mr. Marone served as Vice President – Client Services of UI from October 2007 to July 2009.  Mr. Marone’s job title was changed to Vice President – Client and External Relations of UI on July 1, 2009 and to Senior Vice President – Business Services of UI effective November 16, 2010.  Mr. Marone was appointed Vice President of Business Services of UIL Holdings, effective November 16, 2010.  Mr. Marone is also the President of GenConn Energy LLC (GenConn), a 50-50 joint venture of UI and NRG.  See Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (H), Related Party Transactions,” of this Form 10-K, which is hereby incorporated by reference.

Table of Content

Diane Pivirotto.  Ms. Pivirotto served as Associate Vice President of Human Resources from June 2005 to May 2010.  Ms. Pivirotto served as Vice President Human Resources of UI from May 11, 2010 to November 16, 2010.  Ms. Pivirotto was appointed as Vice President of Human Resources of UIL Holdings, effective November 16, 2010.

Robert M. Allessio.  Mr. Allessio served as President and CEO of  CNG and SCG, CEO of Berkshire and BER, and President of New Hampshire Gas Corporation and Maine Natural Gas Corporation prior to November 16, 2010.  Mr. Allessio was appointed Vice President of Gas Operations of UIL Holdings, effective November 16, 2010, and remains as President of CNG and SCG as well as CEO of Berkshire.

Joseph Santamaria.  Mr. Santamaria served as Vice President – Information Technology and Chief Information Officer of UI from May 2010 to November 2010.   Mr. Santamaria was appointed Vice President – Information Technology and Chief Information Officer of UIL Holdings, effective November 16, 2010.  Prior to May 2010, Mr. Santamaria served as Vice President of Enterprise Business Applications at Pitney Bowes  as well as Director of Applications at Pitney Bowes.

Part II

Item 5.  Market for UIL Holdings’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

UIL Holdings’ common stock is traded on the New York Stock Exchange, where the high and low closing sale prices during 2010 and 2009 were as follows:

	2010 Sale Price		2009 Sale Price
	High	Low	High	Low

First Quarter	$28.71	$25.62	$30.93	$17.15
Second Quarter	$30.25	$24.00	$24.20	$20.69
Third Quarter	$28.25	$25.23	$27.22	$21.92
Fourth Quarter	$30.78	$28.36	$28.63	$25.57

Quarterly dividends on the common stock have been paid since 1900.  The quarterly cash dividends declared in 2010 and 2009 were at a rate of $0.432 per share.

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

As of December 31, 2010, there were 7,502 common stock shareowners of record.

Table of Content

The line graph appearing below compares the yearly change in UIL Holdings’ cumulative total shareowner return on its common stock with the cumulative total return on the S&P Composite-500 Stock Index, the S&P Public Utility Index and the S&P Electric Power Companies Index for the period of five fiscal years commencing 2006 and ending 2010.

	Dec-05	Dec-06	Dec-07	Dec-08	Dec-09	Dec-10
UIL	$100	$159	$146	$125	$125	$140
S&P 500	$100	$114	$118	$72	$89	$101
S&P Public Utility Index	$100	$117	$135	$93	$99	$100
S&P Elect. Pwr. Co. Index	$100	$119	$142	$102	$100	$99

*
Assumes that the value of the investment in UIL Holdings’ common stock and each index was $100 on December 31, 2005 and that all dividends were reinvested.  For purposes of this graph, the yearly change in cumulative shareowner return is measured by dividing (i) the sum of (A) the cumulative amount of dividends for the year, assuming dividend reinvestment, and (B) the difference in the fair market value at the end and the beginning of the year, by (ii) the fair market value at the beginning of the year.  The changes displayed are not necessarily indicative of future returns measured by this or any other method.

Table of Content

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans [Excluding Securities Reflected in Column (a)] (c)

Equity Compensation Plans Approved by Security Holders	880,925 (1)	$31.70 (2)	557,862

Equity Compensation Plans Not Approved by Security Holders	None	-	-

Total	880,925 (1)	$31.70 (2)	557,862

(1)
Includes 134,994 shares to be issued upon exercise of outstanding options, which include reload rights, 510,483 performance shares to be issued upon satisfaction of applicable performance and service requirements, and 235,448 shares of restricted stock subject to applicable service requirements.

(2)	Weighted average exercise price is applicable to outstanding options only.

UIL Holdings repurchased 20,397 shares of common stock in open market transactions to satisfy matching contributions for participants’ contributions into UIL Holdings 401(k) in the form of UIL Holdings stock as follows:

Period	Total Number of Shares Purchased*	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
October	6,562	$28.55	None	None
November	7,479	$29.61	None	None
December	6,356	$30.22	None	None
Total	20,397	$29.46	None	None
* All shares were purchased in open market transactions.  The effects of these transactions did not change the number of outstanding shares of UIL Holdings’ common stock.

Table of Content

Item 6. Selected Financial Data. (1)
	2010	2009	2008	2007	2006
Financial Results of Operation ($000's)
Electric Distribution and Transmission
Retail
Residential	$439,357	$473,813	$495,440	$483,847	$356,652
Commercial	248,028	273,759	302,765	350,158	316,866
Industrial	39,154	39,524	47,918	56,257	86,055
Other	10,037	9,569	9,403	10,188	10,810
Wholesale	505	235	42,291	36,637	29,355
Other operating revenues	122,466	98,781	50,123	43,917	46,194
Total Electric Distribution and Transmission	859,547	895,681	947,940	981,004	845,932
Gas Distribution
Retail
Residential	75,766	N/A	N/A	N/A	N/A
Commercial	26,122	N/A	N/A	N/A	N/A
Industrial	5,401	N/A	N/A	N/A	N/A
Other	12,186	N/A	N/A	N/A	N/A
Wholesale	12,917	N/A	N/A	N/A	N/A
Other operating revenues	5,713	N/A	N/A	N/A	N/A
Total Gas Distribution	138,105
Non-utility Businesses	14	869	780	995	789
Total operating revenues	$997,666	$896,550	$948,720	$981,999	$846,721
Operating income	$125,299	$122,168	$113,451	$88,242	$79,156
Net Income attributable to UIL Holdings	$54,854	$54,317	$48,148	$44,697	$(65,164)
Financial Condition ($000's)
Property, plant and equipment in service - net	$2,084,762	$1,028,860	$986,777	$600,305	$547,741
Goodwill	298,890	-	-	-	-
Other deferred charges and regulatory assets	1,161,803	882,662	779,587	687,672	722,644
Total Assets (1)	4,455,433	2,221,760	2,083,186	1,775,834	1,631,493
Current portion of long-term debt	154,114	58,256	55,286	104,286	78,286
Net long-term debt excluding current portion	1,511,768	673,549	549,031	479,317	408,603
Net common stock equity	1,076,142	574,176	474,579	464,291	460,581
Common Stock Data
Average number of shares outstanding - basic (000's)	35,722	28,027	25,114	24,986	24,441
Number of shares outstanding at year-end (000's)	50,505	29,977	25,174	25,032	24,856
Earnings per share - basic:	$1.53	$1.94	$1.92	$1.79	$(2.67)
Earnings per share - diluted	$1.52	$1.93	$1.89	$1.77	$(2.63)

Book value per share	$21.31	$19.15	$18.85	$18.55	$18.53
Dividends declared per share	$1.728	$1.728	$1.728	$1.728	$1.728
Market Price:
High	$30.78	$30.93	$35.17	$40.40	$43.15
Low	$24.00	$17.15	$26.80	$27.24	$26.45
Year-end	$29.96	$28.08	$30.03	$36.95	$42.19
Other Financial and Statistical Data (Utility only)
Electric Distribution and Transmission sales by class (millions of kWh's)
Residential	2,311	2,187	2,273	2,346	2,360
Commercial	2,760	2,669	2,724	2,743	2,676
Industrial	617	593	690	785	840
Other	47	44	42	43	43
Total	5,735	5,493	5,729	5,917	5,919
Electric Distribution and Transmission retail customers as of December 31,	325,456	325,754	325,741	324,849	322,701

Gas Distribution sales by class (millions of Cubic Feet)
Residential	6,506	N/A	N/A	N/A	N/A
Commercial	3,778	N/A	N/A	N/A	N/A
Industrial	1,783	N/A	N/A	N/A	N/A
Other	1,371	N/A	N/A	N/A	N/A
Total	13,438	N/A	N/A	N/A	N/A
Gas Distribution retail customers as of December 31,	374,536	N/A	N/A	N/A	N/A

(1) Financial data includes Gas Distribution activity as of and for the 45 day period ending December 31, 2010.

Table of Content

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained herein, regarding matters that are not historical facts, are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995).  These include statements regarding management’s intentions, plans, beliefs, expectations or forecasts for the future.  Such forward-looking statements are based on UIL Holdings’ expectations and involve risks and uncertainties; consequently, actual results may differ materially from those expressed or implied in the statements.  Such risks and uncertainties include, but are not limited to, general economic conditions, conditions in the debt and equity markets, legislative and regulatory changes, changes in demand for electricity, gas and other products and services, unanticipated weather conditions, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental, and technological factors affecting the operations, markets, products and services of UIL Holdings’ subsidiaries.  The foregoing and other factors are discussed and should be reviewed in this Annual Report on Form 10-K and other subsequent periodic filings with the Securities and Exchange Commission.  Forward-looking statements included herein speak only as of the date hereof and UIL Holdings undertakes no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or circumstances.

OVERVIEW AND STRATEGY

The primary business of UIL Holdings Corporation (UIL Holdings) is ownership of its operating regulated utilities.  UIL Holdings is headquartered in New Haven, Connecticut, where its senior management maintains offices and is responsible for overall planning, operating and financial functions.  UIL Holdings’ current overall corporate strategy is to create shareowner value by investing in its utility businesses to increase earnings and cash flow, while maintaining safety and reliability standards consistent with its public service obligation.  The utility businesses consist of the electric distribution and transmission operations of The United Illuminating Company (UI) and the natural gas transportation, distribution and sales operations  of The Southern Connecticut Gas Company (SCG), a subsidiary of Connecticut Energy Corporation (CEC), Connecticut Natural Gas Corporation (CNG), a subsidiary of CTG Resources, Inc. (CTG), and The Berkshire Gas Company (Berkshire), a subsidiary of Berkshire Energy Resources (BER, and together with SCG, CNG, Berkshire, CEC and CTG, the Gas Companies).  CEC, CTG and BER are holding companies whose sole business is ownership of their respective operating regulated gas utility.  SCG, CNG and Berkshire were acquired by UIL Holdings on November 16, 2010 for a purchase price of $1.296 billion (the Acquisition).  See Part I, Item 1, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements” – Note (N) “Acquisition” of this Form 10-K for a further discussion of the Acquisition.

Included in UIL Holdings’ results of operations for the year ended December 31, 2010, are the results of operations of the Gas Companies for the period of November 17, 2010 through December 31, 2010.

UI is also a 50-50 joint venturer with NRG Energy, Inc. (NRG) in GCE Holding LLC, whose wholly owned subsidiary, GenConn Energy LLC (collectively, GenConn), was chosen by the Connecticut Department of Public Utility Control (DPUC) to build and operate new peaking generation plants to help address Connecticut’s need for power generation during the heaviest load periods.

Electric Distribution and Transmission

UI is an electric distribution and transmission utility, the primary objective of which is to provide high-quality customer service, including the safe, reliable, cost-effective delivery of electricity to its customers in the 17 municipalities in Southwest Connecticut in which it operates.  To provide reliable service, UI will prudently invest in, and maintain, its transmission and distribution infrastructure.

The transmission business explores future transmission opportunities both within and outside of its service territory, pursues FERC incentives, acts to influence the ISO planning process as appropriate, and develops additional transmission infrastructure projects.  As part of this effort, UI and The Connecticut Light and Power Company (CL&P) (which provides electric distribution and transmission service in other Connecticut municipalities) worked together and, in December 2008, completed a major transmission upgrade in southwest Connecticut, the Middletown/Norwalk Project.

Table of Content

Additionally, UI is party to an agreement with CL&P whereby UI will have the right to invest in and own transmission assets associated with the Connecticut portion of CL&P’s New England East West Solution (NEEWS) projects to improve regional energy reliability.  Subject to final regulatory approval, UI has the right to invest up to the greater of $60 million or an amount equal to 8.4% of CL&P’s costs for the Connecticut portions of the NEEWS projects.  Based upon NU's currently projected costs, UI expects this amount to approximate $69 million.  NU currently projects that the cost of the Connecticut portion of these projects will be approximately $828 million.  In December 2010, UI made deposits totaling $7.2 million in NEEWS and expects to make the remaining investments over a period of three to five years, depending on the timing and amount of CL&P’s capital expenditures and the projects’ in service dates.

UI continues to invest in its distribution infrastructure in accordance with its ten-year plan to maintain system reliability and meet customer requirements.  UI has Connecticut Siting Council (CSC) approval for complete replacement and construction of the Grand Avenue switching station in New Haven, Connecticut, construction of which is currently underway and which is expected to be in service in June 2012.

UI continues to invest in its peaking generation projects (GenConn) and pursue other potential opportunities in generation consistent with state statute and regulatory policies.  GenConn, a 50-50 joint-venture of UI and NRG is currently constructing two peaking generation projects approved by the DPUC to help address Connecticut’s growing need for power generation during the heaviest load periods.  GenConn’s Devon facility met all contractual requirements as of September 10, 2010 and is now operating and its Middletown plant is scheduled to be in service in June 2011.  See “Major Influences on Financial Condition – Electric Transmission and Distribution – Generation” and “Major Influences on Financial Condition – Electric Transmission and Distribution – New England East-West Solution” for further discussion. Additionally, UI will continue to execute state authorized Conservation and Load Management (C&LM) programs and regional demand response initiatives.

UI plans to manage operating and maintenance costs to have a reasonable opportunity to achieve its authorized return on equity, while producing earnings and cash flow, consistent with maintaining reliable service to customers.  Earnings from UI’s Competitive Transition Assessment (CTA) component are expected to decline over time due to the planned amortization of, and resulting reduction in, UI’s stranded cost rate base.  The decline in CTA revenues is expected to be more than offset by higher transmission revenues, resulting from planned transmission infrastructure investments, higher operating revenues resulting from the recent acquisition of the Gas Companies, investments in distribution infrastructure, and the completion of the GenConn peaking generation facilities.

Gas Distribution

The Gas Companies transport and distribute and sell natural gas to its customers in 63 cities and towns in Connecticut and western Massachusetts.  To provide safe, secure, reliable service, the Gas Companies will invest in, and maintain, their distribution infrastructure and will pursue growth through efficient expansion of customer gas utilization.  In efforts to enhance system reliability, the Gas Companies continue to invest in the distribution infrastructure and are focusing on the replacement of its cast iron and bare steel mains and services, customer growth through new business construction and customer conversions and special projects such as SCG’s plan to invest in a new Bridgeport gate station to address declining pressure in the lower Fairfield County area due to peak day growth.

The Gas Companies plan to manage operating and maintenance costs to have a reasonable opportunity to achieve their authorized return on equity, while producing earnings and cash flow, consistent with maintaining reliable service to customers.  The Gas Companies are expected to incur lower operating expenses in the future for shared services and business support functions as a result of being acquired by UIL Holdings.

MAJOR INFLUENCES ON FINANCIAL CONDITION

UIL Holdings Corporation

UIL Holdings’ financial condition and financing capability will be dependent on many factors, including the level of income and cash flow of UIL Holdings’ subsidiaries, conditions in the securities markets, economic conditions, interest rates, legislative and regulatory developments, and its ability to retain key personnel.  The loss of key personnel or the

Table of Content

inability to hire and retain qualified employees could have an adverse effect on the business, financial condition and results of operations for UIL Holdings and its subsidiaries.  These operations depend on the continued efforts of their respective current and future executive officers, senior management and management personnel.  UIL Holdings cannot guarantee that any member of management at the corporate or subsidiary level will continue to serve in any capacity for any particular period of time.  In an effort to enhance UIL Holdings’ ability to attract and retain qualified personnel, UIL Holdings continually evaluates the overall compensation packages offered to employees at all levels of the organization.

Legislation and Regulation

From time to time, state legislation impacts the operation of the electric and gas utility industries in Connecticut.  The electric industry in Connecticut was significantly restructured commencing in 1998.  The natural gas industry underwent a restructuring throughout the 1990s which has had an impact on the way that local distribution natural gas companies conduct their business.  Legislation enacted since then (as described below) continues to address various energy issues.  There was no significant state legislation passed in 2010 concerning the utility industries.

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

Transitional Standard Offer Incentive  The 2003 legislation provided for the DPUC to establish an incentive plan for the procurement of long-term contracts for transitional standard offer service that compares UI’s actual average contract price to a regional average price for electricity, making adjustments as deemed appropriate by the DPUC.  For each of 2004, 2005 and 2006, if UI’s price was lower than the average, the legislation provided for the plan to allocate $0.00025/kilowatt-hour of transitional standard offer service to the distribution company.  The DPUC issued a final decision in January 2009 that found UI was not eligible for a procurement incentive for 2004.  UI appealed the DPUC’s final decision to the state superior court.  By decision filed February 5, 2010, the superior court determined that the DPUC did not apply the proper standard in determining whether UI qualified for the incentive and that the DPUC made other errors, and remanded the case to the DPUC for further proceeding in accordance with the court's decision.  The DPUC appealed the superior courts decision for the state appellate court where the case is presently pending. Filings for 2005 and 2006 have not been made, pending resolution of the 2004 determination.

Energy Independence Act  In July 2005, the Energy Independence Act (EIA) became law in Connecticut.  The EIA provides for incentives to promote the development of projects and resources that are intended to reduce FMCCs, and provides that electric distribution companies will recover their costs and investments resulting from the law through a number of mechanisms, including the FMCC on customers’ bills.

2007 Energy Act  In July 2007, the 2007 Energy Act became law in Connecticut.  The 2007 Energy Act contains numerous provisions primarily regarding the electric industry.  The 2007 Energy Act resulted in the DPUC’s selection of certain peaking generation projects (including GenConn’s proposal to build capacity at NRG’s existing plants in Middletown and Devon).  Pursuant to the 2007 Energy Act, UI continues to work with The Connecticut Light & Power Company (CL&P) and the Connecticut Energy Advisory Board (CEAB) in the development of an energy assessment and resource plan that is submitted by the CEAB to the DPUC.

2005 Transportation Act  In July 2005, the 2005 Transportation Act became law in Connecticut.  Section 28 of this legislation provides that the state shall bear no part of the cost to readjust, relocate or remove an electric transmission line buried within a public highway right-of-way where such action is required by a state highway project, but also provides that the state shall consider such costs in selecting a final project design in order to minimize the overall cost incurred by the state and the electric distribution company.  As a result, the electric distribution company’s costs of readjustment, relocation or removal will be included in tariffs, for collection from customers.

Table of Content

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

Energy Policy Act  In August 2005, the Energy Policy Act of 2005 (Energy Policy Act) became federal law.  Title XII of the Energy Policy Act included provisions that impact UIL Holdings, such as the repeal of the Public Utility Holding Company Act (PUHCA) of 1935 and the enactment of PUHCA 2005, and numerous provisions that may affect UI and the Gas Companies, some of which include (1) reducing depreciable lives for newly constructed electric transmission lines, (2) establishing an electric reliability organization responsible for reliability standards, subject to FERC jurisdiction, approval and enforcement, (3) authorizing limited FERC backstop siting authority for interstate transmission projects in federally designated transmission corridors, (4) requiring the FERC to issue a rule that provides transmission rate incentives to promote capital investment and provides for recovery of all prudent costs of complying with mandatory reliability standards and costs related to transmission infrastructure development, (5) prohibiting energy market manipulation and vesting the FERC with enhanced authority to impose penalties for violations of the FPA, and (6) revising the regulation of Cogeneration and Qualifying Facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA).

Greenhouse Gas Reporting Program  On November 30, 2010, EPA published final rules for monitoring and reporting requirements for petroleum and natural gas systems that emit greenhouse gases (GHG) under the authority of the Clean Air Act.  These regulations apply to facilities that emit GHGs above the threshold level of 25,000 metric tons equivalent per year.  SCG and CNG exceed this threshold and will be subject to reporting requirements beginning in 2011.  The liquefied natural gas Facilities owned and/or contracted by SCG and CNG will also be subject to the monitoring and reporting requirements of the new regulations. Similarly, UI will be subject to reporting requirements under provisions of the GHG Regulations, which regulate electric transmission and distribution equipment that emit sulfur hexafluoride. The requirements of these regulations are expected to impact UIL Holdings’ subsidiaries due to increased resources and equipment required to comply with the regulations.

Massachusetts Green Communities Act  This 2008 state energy overhaul legislation requires, among other things, utilities in Massachusetts to increase their production through the use of renewables. While most of the legislation is aimed at electric utilities in Massachusetts, gas distribution companies must demonstrate that they are purchasing their required resources as energy efficiently as possible in a cost-effective manner.

Derivatives

In accordance with FASB ASC 820 “Fair Value Measurements and Disclosures” (ASC 820), UIL Holdings applies fair value measurements to certain assets and liabilities, a portion of which fall into Level 3 of the fair value hierarchy defined by ASC 820 as pricing inputs that include significant inputs that are generally less observable from objective sources.  As of December 31, 2010, the assets and liabilities that are accounted for at fair value on a recurring basis as Level 3 instruments, which consist primarily of contracts for differences, represent 64.1% of the total amount of assets, and 100% of the total amount of liabilities accounted for at fair value on a recurring basis.  The determination of fair value of the contracts for differences is based on a probability-based expected cash flow analysis that is discounted at risk-free interest rates and an adjustment for non-performance risk using credit default swap rates.  Certain management assumptions were made in this valuation process, including development of pricing that extended over the term of the contracts.  In addition, UIL performs an assessment of risks related to obtaining regulatory, legal and siting approvals, as well as obtaining financing resources and ultimately attaining commercial operation.

Table of Content

The DPUC has determined that costs associated with the contracts for differences are fully recoverable.  As a result, there is no impact on UIL Holdings’ net income as any unrealized gains/(losses) resulting from quarterly mark-to-market adjustments are offset by the establishment of regulatory assets/(liabilities) that have been recognized for the purpose of such recovery.

To provide financial protection from the sales impact of dramatic weather fluctuations, CNG entered into a weather derivative contract for the winter period November 1, 2010 through April 30, 2011.  According to the terms of the derivative contract, if temperatures are warmer than normal for the contract period CNG will receive payment, up to the maximum amount allowed under the contract of $3.0 million; but if temperatures are colder than normal for the contract period, CNG will make payment of up to a maximum of $2 million.  The premium paid is amortized over the term of the contract.  The value of the derivative is carried on the balance sheet as a derivative asset with changes in value recorded to the income statement as Other (Income) or Other Deductions.  The derivative asset totaled $0.3 million at December 31, 2010.

Risk Management and Insurance

UIL Holdings’ primary risk management and insurance exposures include bodily injury, property damage, fiduciary responsibility, and injured workers’ compensation.  UIL Holdings is insured for general liability, automobile liability, property loss, fiduciary liability and workers’ compensation liability.  UIL Holdings’ general liability and automobile liability programs provide insurance coverage for third party liability claims for bodily injury (including pain and suffering) and property damage, subject to a deductible.  Losses are accrued based upon UIL Holdings’ estimates of the liability for claims incurred and an estimate of claims incurred but not reported.  UIL Holdings reviews the general liability reserves quarterly to ensure the adequacy of those reserves.  The reserves are based on historical claims, business events, industry averages and actuarial studies.  Insurance liabilities are difficult to assess and estimate due to unknown factors such as claims incurred but not reported and awards greater than expected; therefore, reserve adjustments may become necessary as cases unfold.  UIL Holdings insures the majority of its properties subject to deductibles depending on the type of property.  Berkshire currently insures their employment practice liability, subject to a deductible.  UIL Holdings’ fiduciary liability program and workers’ compensation program provide insurance coverage, also subject to deductibles.

Electric Distribution and Transmission

UI is an electric distribution and transmission utility whose structure and operations are significantly affected by legislation and regulation.  UI’s rates and authorized return on equity are regulated by the Federal Energy Regulation Commission (FERC) and the DPUC.  Legislation and regulatory decisions implementing legislation establish a framework for UI’s operations.  Other factors affecting the UI’s financial results are operational matters, such as the ability to manage expenses, uncollectibles and capital expenditures, in addition to sales volume and major weather disturbances.  Sales volume is not expected to have an impact on distribution earnings during the two-year decoupling pilot established in the 2008 Rate Case final decision.  The extent to which sales volume will have an impact on UI’s financial results beyond such period will depend upon the nature and extent of decoupling implemented by the DPUC upon their review of the pilot program.  UI expects to continue to make capital investments in its distribution and transmission infrastructure.

Rates

In rulings throughout 2009, the DPUC issued its final decision regarding UI’s application requesting an increase in distribution rates (the 2009 Decisions), the results of which included a $6.8 million increase in revenue requirements for 2009, compared to 2008.  Because a larger, previously approved increase in revenue requirements for 2009 had gone into effect January 1, 2009, UI returned approximately $1.0 million to ratepayers through a one-time adjustment in April 2009.

The 2009 Decisions provided for an allowed distribution return on equity of 8.75%, a decrease from the previously approved 9.75%, and a capital structure of 50% equity and 50% debt, compared to the previously approved 48% equity and 52% debt.  The 2009 Decisions continued the prior earnings sharing mechanism structure, applying to the new

Table of Content

8.75% allowed return, whereby 50% of any earnings over the allowed twelve month level is returned to customers and 50% is retained by UI.  Given the effective date of the 2009 Decisions, UI’s weighted average allowed distribution return on equity for 2009 was 8.84%.  Additionally, the 2009 Decisions provided for a two year pilot program for full decoupling of distribution revenues from sales, recovery of updated pension and postretirement expense for 2010, a partial reconciliation for the as-issued cost of new debt, and an additional increase in distribution revenue requirements of $19.4 million for 2010.

The 2009 Decisions also provided for the establishment of a regulatory asset to address the portion of the actual increase in pension and postretirement expense for 2009 and 2010 that was not included in rates.  For 2009, a $10.2 million regulatory asset was approved and established, for which full recovery in the 2010 rate year was subsequently approved by the DPUC.  Accordingly, it has been removed from rates effective January 1, 2011.  In late 2009, the DPUC also approved the 2010 cash recovery of $11.4 million for UI’s estimated 2010 pension and postretirement expense not previously included in rates.

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

In December 2010, UI received a letter ruling approving rates effective January 1, 2011, incorporating the above mentioned distribution rate changes along with previously approved changes to the Generation Services Charges (GSC), Non-Bypassable Federally Mandated Congestion Charges (NBFMCC), transmission and system benefits charge. Additionally, last resort service GSC rates have been approved for the period through March 31, 2011.

Transmission Return on Equity

DPUC decisions do not affect the revenue requirements determination for transmission, including the applicable return on equity, which are within the jurisdiction of the FERC.  For 2010, UI’s overall allowed weighted-average return on equity (ROE) for its transmission business was 12.5%.  See Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (C), Regulatory Proceedings – Regional Transmission Organization for New England,” of this Form 10-K for further information.

Other Regulation

In its January 2009 decision, the DPUC determined that UI did not earn the Transitional Standard Offer (TSO) procurement incentive for 2004 of approximately $0.8 million, after tax.  The determination was a result of a change in the DPUC’s methodology from its initial determination in 2005 that UI had earned the incentive. The DPUC issued a final decision in January 2009 that found UI was not eligible for a procurement incentive for 2004.  UI appealed the DPUC’s final decision to the state superior court.  By decision filed February 5, 2010, the superior court determined that the DPUC did not apply the proper standard in determining whether UI qualified for the incentive and that the DPUC made other errors, and remanded the case to the DPUC for further proceeding in accordance with the court's decision.  The DPUC appealed the superior courts decision for the state appellate court where the case is presently pending. Filings for 2005 and 2006 have not been made, pending resolution of the 2004 determination.

Operations

For regulatory and accounting purposes, UI separates transmission and distribution into separate divisions.  Changes to income and expense items related to transmission and distribution have a direct impact on net income and earnings per share, while changes to items in “other unbundled utility components”, as presented on customer bills, do not have such an impact.  Such other components include the CTA, the SBC, the GSC, the C&LM charge, and REI charge.  The CTA

Table of Content

earns an authorized 8.75% return on the equity portion of rate base.  Returns are achieved either by accruing additional amortization expenses, or by deferring such expenses, as required to achieve the authorized return.  Amortization expense within CTA impacts earnings indirectly through changes to the rate base.  The SBC, GSC, C&LM and REI are essentially pass-through components (revenues are matched to recover costs).  Except for the procurement fee in the GSC previously discussed in the “Legislative & Regulation” section and the incentives earned with GSC and C&LM as well as any SBC carrying charges applied to deferred charges as discussed in the “Rates” section, expenses are either accrued or deferred such that there is no net income associated with these four unbundled components.

The primary operational factors affecting UI’s financial results are the ability to control expenses and capital expenditures.  Retail electric sales volume can be significantly affected by economic conditions, customer conservation efforts, and weather.  Sales volume is not expected to have an impact on distribution earnings during the two-year decoupling pilot established in the 2008 Rate Case final decision.  The extent to which sales volume will have an impact on UI’s financial results beyond such period will depend upon the nature and extent of decoupling implemented by the DPUC upon their review of the pilot program.  The level of economic growth can be impacted by job growth or workforce reductions, plant relocations into or out of UI service territory, and expansions or contractions of facilities within UI’s service territory, all of which can affect demand for electricity.  The weather can also have an impact on expenses, dependent on the level of work required as a result of storms or other extreme conditions.  UI’s major expense components are (1) purchased power, (2) amortization of stranded costs, (3) wages and benefits, (4) depreciation, and (5) regional network service (RNS) transmission costs.

In 2008, UI completed the purchase of a parcel of land that is centrally located within its service territory.  This land, on 34 acres in the Town of Orange, adjacent to I-95, will serve as the home of UI’s consolidated operations center.  In close proximity to this property, UI entered into a long-term lease of a parcel of land that will serve as the future home of the UI’s general offices.  The two parcels will help UI to realize its plan to consolidate operations and office personnel in close proximity to each other.  UI expects the result to be increased operational efficiencies and improved customer service.  Both the office building and the operations center are under construction with occupancy anticipated in 2012.

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

UI must procure its standard service power pursuant to a procurement plan approved by the DPUC.  The procurement plan must provide for a portfolio of service agreements procured in an overlapping pattern over fixed time periods (a laddering approach).  In June 2006, the DPUC approved a procurement plan for UI.  As required by Connecticut statute, a third party consultant retained by the DPUC works closely with UI in the procurement process and to provide a joint recommendation to the DPUC as to selected bids.

UI has wholesale power supply agreements in place for the supply of all of its standard service customers for all of 2011, 50% for 2012, and 10% for 2013.  Supplier of last resort service is procured on a quarterly basis.  UI determined that its contracts for standard service and supplier of last resort service are derivatives under ASC 815 “Derivatives and Hedging” and elected the “normal purchase, normal sale” exception under ASC 815 “Derivatives and Hedging”.  As such, UI regularly assesses the accounting treatment for its power supply contracts.  These wholesale power supply agreements contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt was to fall below investment grade.  In October 2010, Moody’s Investor Services (Moody’s) released its updated credit opinion for UI and maintained its Baa2 rating with a stable outlook.   In October 2010, Standard & Poors’ Investor Services (S&P) released its updated credit opinion for UI, maintaining its BBB rating with a stable outlook.  If UI’s credit rating were to decline one rating and UI were to be placed on negative credit watch, monthly amounts due and payable to the power suppliers would be accelerated to semi-monthly payments.  UI’s credit rating would have to decline two ratings to fall below investment grade at either rating service.  If this were to occur, UI would have to deliver collateral security in an amount equal to the receivables due to

Table of Content

the sellers for the thirty day period immediately preceding the default notice.  If such a situation had been in effect as of December 31, 2010, UI would have had to post approximately $17.5 million in collateral.

As a result of an April 2008 DPUC decision, UI is permitted to seek long-term contracts for up to 20% of standard service requirements, the goal of which is to obtain long-term energy supply contracts and Connecticut Class I Renewable Energy Certificates for UI’s standard service customers that will result in an economic benefit to ratepayers, both in terms of risk and cost mitigation.  UI continues to keep apprised of possible long term contracts that could benefit customers.

Competitive Transition Assessment

UI’s CTA collection recovers costs that have been reasonably incurred, or will be incurred, to meet its public service obligations and that will likely not otherwise be recoverable in a competitive market.  These “stranded costs” include above-market long-term purchased power contract obligations, regulatory asset recovery and above-market investments in power plants.  A significant amount of UI’s earnings is generated by the authorized return on the equity portion of unamortized stranded costs in the CTA rate base.  UI’s after-tax earnings attributable to CTA for the years ended December 31, 2010, 2009 and 2008 were $5.6 million, $7.1 million and $9.1 million, respectively.  A significant portion of UI’s cash flow from operations is also generated from those earnings and from the recovery of the CTA rate base and other stranded costs.  Cash flow from operations related to CTA amounted to $41.8 million, $40 million and $38 million for the years ended December 31, 2010, 2009 and 2008, respectively.  The CTA rate base has declined from year to year for a number of reasons, including amortization of stranded costs, the sale of UI’s nuclear units, and adjustments made through the annual DPUC review process.  The original rate base component of stranded costs, as of January 1, 2000, was $433 million.  It has since declined to $107.8 million at year-end 2010.  In the future, UI’s CTA earnings will decrease while, based on UI’s current projections, cash flow will remain fairly constant until stranded costs are fully amortized.  Total CTA cost recovery is currently projected to be completed in 2015, with stranded cost amortizations expected to end in 2013.  The date by which stranded costs are fully amortized depends primarily upon the DPUC’s future decisions and potential legislative activities, which could affect future rates of stranded cost amortization.

Capital Projects

In order to maintain and improve its electricity delivery system and to provide quality customer service, UI is required to spend a significant amount each year on capital projects in the Distribution and Transmission Divisions.  A large portion of the funds required for capital projects is provided by operating activities, and the remainder must be financed externally.

In a May 2007 Order, the FERC approved rate incentives for the 345-kilovolt (kV) transmission line from Middletown, Connecticut to Norwalk, Connecticut (the Project).  The Project was allowed to include Construction Work In Progress expenditures in rate base.  The FERC also accepted a 50 basis point adder which is applied only to costs associated with advanced transmission technologies.

UI and CL&P filed a transmission cost allocation application relating to the Project with ISO-NE in April 2008.  In January 2011, ISO-NE determined 93% of the Project costs will be included in the New England regional network service transmission rates.  UI will recover the remaining costs of the Project from customers within the State of Connecticut in accordance with UI’s FERC-approved tariff.

ISO-NE and Regional Transmission Organization for New England

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

Table of Content

UI’s overall transmission ROE is determined by the mix of UI’s transmission rate base between new and existing transmission assets, and whether such assets are PTF or non-PTF.  UI’s transmission assets are primarily PTF.  For 2010, UI’s overall allowed weighted-average ROE for its transmission business was 12.5%.

New England East-West Solution

On July 14, 2010, UI entered into an agreement (Agreement) with CL&P, under which UI has the right to invest in, and own transmission assets associated with, the Connecticut portion of CL&P’s New England East West Solution (NEEWS) projects to improve regional energy reliability.  The Agreement is subject to state and federal regulatory approval.  On July 15, 2010, UI and CL&P filed a joint application with the DPUC requesting such approval and on October 13, 2010, the DPUC approved the request.  On December 3, 2010, UI and CL&P filed a joint application with the FERC also requesting approval for the future transfer of assets from CL&P to UI and on February 7, 2011, the FERC approved the request with minimal conditions.

NEEWS consists of four inter-related transmission projects being developed by subsidiaries of Northeast Utilities (NU), the parent company of CL&P, in collaboration with National Grid USA.  Three of the projects have portions sited in Connecticut:  (1) the Greater Springfield Reliability Project, (2) the Interstate Reliability Project and (3) the Central Connecticut Reliability Project.  NU currently projects that the cost of the Connecticut portion of these projects will be approximately $828 million.

Under the terms of the Agreement, UI has the option to make quarterly deposits to CL&P in exchange for ownership of specific transmission assets as they are placed in service.  Subject to final regulatory approval, UI will have the right to invest up to the greater of $60 million or an amount equal to 8.4% of CL&P’s costs for the Connecticut portions of the NEEWS projects.  Based upon NU's currently projected costs, UI expects this amount to approximate $69 million.  As assets placed in service, CL&P will transfer title to certain transmission assets to UI in proportion to its investments, but CL&P will continue to maintain these portions of the transmission system pursuant to an operating and maintenance agreement with UI.  Also, under the terms of the Agreement, there are certain circumstances under which CL&P can terminate the Agreement, but such termination would not affect assets previously transferred to UI.

In December 2010, UI made deposits totaling $7.2 million in NEEWS and expects to make the remaining investments over a period of three to five years, depending on the timing and amount of CL&P’s capital expenditures and the projects’ in service dates.

Equity Investment in Peaking Generation

UI is a 50-50 joint venturer with NRG Energy, Inc. (NRG) in GCE Holding LLC, whose wholly owned subsidiary, GenConn Energy LLC (collectively GenConn), was chosen by the DPUC to build and operate new peaking generation plants to help address Connecticut’s need for power generation during the heaviest load periods.

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

GenConn filed a rate case request with the DPUC in December 2009, seeking approval of 2010 revenue requirements for the period commencing June 1, 2010 for the GenConn Devon facility.  The DPUC issued a final decision on May 26, 2010, approving the proposed $18.7 million 2010 revenue requirement for the GenConn Devon plant.  GenConn bid the full capacity of the GenConn Devon facility into the ISO New England, Inc. (ISO-NE) locational forward reserve market (LFRM) for the summer 2010 period (June 1, 2010 - September 30, 2010) and for the winter period (October 1, 2010 to May 31, 2011).  The DPUC’s decision states that final determination regarding prudent construction costs will be made in the 2013 revenue requirements proceeding to be filed in 2012, by which time the GenConn Devon and GenConn Middletown facilities are expected to be operational and construction costs are expected to be complete for both facilities.  GenConn expects to recover such costs in DPUC-approved future revenues.

Table of Content

The four units at the GenConn Devon facility were released to the ISO-NE LFRM (three in June 2010 and one in July 2010), but GenConn incurred availability penalties for such units not being available to the ISO-NE LFRM as of June 1, 2010.  GenConn was able to mitigate these penalties by obtaining coverage for a portion of the unavailable capacity.  UI’s 50% share in the gain from equity investments of $1.2 million, included in UIL Holdings’ Consolidated Financial Statements as of December 31, 2010, includes these mitigated penalties and certain other damages, as well as ISO-NE revenues for units that were released to the ISO-NE LFRM, revenues associated with its CfD with CL&P, and normal operating expenses.  On September 10, 2010, the GenConn Devon facility met its remaining CfD commercial operation requirements as defined by the CfD.

GenConn filed a rate case request with the DPUC on July 30, 2010, seeking approval of 2011 revenue requirements for the period commencing January 1, 2011 for the GenConn Devon facility and June 1, 2011 for the GenConn Middletown facility.  The DPUC issued a final decision on December 29, 2010, approving 2011 revenue requirements for the GenConn Devon facility of $36.8 million and $22.6 million for the GenConn Middletown facility.  As a result of changed financial market conditions and updated cost information, GenConn project costs have increased over the proposal it originally submitted to the DPUC in 2008.  The increase was driven primarily by increased financing costs and the cost to build interconnection facilities at the Middletown site.  The DPUC has ruled that prudently incurred financing costs, interconnection costs and taxes will be recoverable and, therefore, GenConn expects to recover such costs in DPUC-approved future revenues.  The CfDs provide for a true-up of revenue from the ISO New England Markets in which GenConn participates to DPUC approved revenue requirements.

Gas Distribution

The Gas Companies are natural gas transportation and distribution utilities whose structure and operations are significantly affected by legislation and regulation.  SCG’s and CNG’s rates and authorized return on equity are regulated by the DPUC.  Berkshire’s rates and authorized return on equity are regulated by the Massachusetts Department of Public Utilities (DPU).  Legislation and regulatory decisions implementing legislation establish a framework for the Gas Companies’ operations.  Other factors affecting the Gas Companies’ financial results are operational matters, such as the ability to manage expenses, uncollectibles and capital expenditures, in addition to sales volume.  Sales volumes are affected, for the most part, by the winter heating season months depending on the variability of average daily temperatures compared to normal.  The Gas Companies expect to continue to make capital investments in their distribution infrastructures.

Rates

Utilities are entitled by Connecticut and Massachusetts statute to charge rates that are sufficient to allow them an opportunity to cover their reasonable operating and capital costs, to attract needed capital and to maintain their financial integrity, while also protecting relevant public interests.

SCG

In 2008, the DPUC, as required by Connecticut statute, initiated an investigation after SCG reported earning more than one percentage point over its authorized ROE for the previous twelve month period in each of six consecutive months.  In October 2008, the DPUC issued a decision ordering an interim rate decrease for SCG of approximately $15 million, or 3.2%, effective October 24, 2008, compared to the rates previously set in the SCG 2005 rate case, and ordered SCG to file a rate case.  In January 2009, SCG filed an application for a rate increase of $50.1 million, or approximately 15.2%.  The DPUC’s August 2009 decision in the SCG rate proceeding ordered a 3.2% rate decrease, or approximately $12.4 million, compared to the rates set in the 2005 rate case, and reduced SCG’s authorized ROE to 9.26%.  SCG appealed the DPUC order to the Connecticut superior court. Pursuant to Connecticut statute, SCG is entitled to collect through a surcharge the differential between the interim rate decrease and the rates finally set after full review.  The 2009 DPUC decision ordered rates that were higher than the rates established in the interim rate decrease decision, and accordingly provided for SCG to collect a surcharge from customers.  The rates established in the 2009 decision, and certain other orders, have been stayed by stipulation pending the resolution of the appeal.   The stipulation stayed SCG’s collection of the surcharge and provides for the continuation of the interim rate decrease amount pending resolution of the appeal. SCG has been accruing the revenues associated with the surcharge for purposes of calculating its earnings.

Table of Content

SCG has not appealed the 2009 case’s elimination of SCG’s weather normalization provision; however, this provision has remained in effect pending resolution of the appeal.  In April 2010, the Connecticut superior court ruled against SCG’s appeal.  SCG appealed from the superior court’s dismissal, and that appeal is now pending at the Connecticut supreme court.  The stay remains in effect.

On December 28, 2010, the DPUC denied a petition from the Office of Consumer Counsel, finding that SCG had not earned more than one percentage point over its authorized ROE for the previous twelve month period in each of six consecutive months, but opened a docket to determine whether SCG is charging rates that may be more than just, reasonable and adequate and whether its rates need to be decreased on an interim basis.  The DPUC proceeding is currently pending.

CNG

In 2008, the DPUC, as required by Connecticut statute, initiated an investigation after CNG reported earning more than one percentage point over its authorized ROE for the previous twelve month period in each of six consecutive months.  In August 2008, the DPUC issued a decision ordering an interim rate decrease for CNG of approximately $15 million, or 3.1%, effective August 6, 2008, compared to the rates previously set in the CNG 2006 rate case, and ordered CNG to file a rate case.  In January 2009, CNG filed for a rate increase of $16.2 million or approximately 4.4%.  The DPUC’s July 2009 decision in the CNG rate proceeding ordered a 4.2% rate decrease, or approximately $15.8 million, compared to the rates set in the 2006 rate case, and reduced CNG’s authorized ROE to 9.31%.  CNG appealed the DPUC order to the Connecticut superior court. Pursuant to Connecticut statute, CNG is entitled to collect through a surcharge the differential between the interim rate decrease and the rates finally set after full review.  The 2009 DPUC decision ordered rates that were higher than the rates established in the interim rate decrease decision, and accordingly provided for CNG to collect a surcharge from customers.  The rates established in the 2009 decision, and certain other orders, have been stayed by stipulation pending the resolution of the appeal.  The stipulation stayed CNG’s collection of the surcharge and provides for the continuation of the interim rate decrease amount pending resolution of the appeal. CNG has been accruing the revenues associated with the surcharge for purposes of calculating its earnings.  In April 2010, the Connecticut superior court ruled against CNG’s appeal.  CNG appealed from the superior court’s dismissal, and that appeal is now pending at the Connecticut supreme court.  The stay remains in effect.

Berkshire

Berkshire’s rates are established by the DPU.  Berkshire is currently operating under a 10-year rate plan approved by the DPU and which expires on January 31, 2012, pursuant to which Berkshire’s rates can be adjusted annually.  The ROE approved in Berkshire’s rate plan is 10.50%.

Purchased Gas Adjustment Clause

SCG and CNG each have purchased gas adjustment clauses and Berkshire has a cost of gas adjustment clause, approved by the DPUC and DPU, respectively, which enable them to pass the reasonably incurred cost of gas purchases through to customers.  These clauses allow companies to recover changes in the market price of purchased natural gas, substantially eliminating exposure to natural gas price risk.

Gas Supply Arrangements

The Gas Companies satisfy their natural gas supply requirements through purchases from various producer/suppliers, withdrawals from natural gas storage capacity contracts and winter peaking supplies and resources.  The Gas Companies operate diverse portfolios of gas supply, firm transportation, gas storage and peaking resources.  Each Gas Company contracts for such gas resources in its own name for regulatory and other reasons.  Actual reasonable gas cost incurred by each of the Gas Companies is passed through to customers through state regulated purchased gas adjustments mechanisms.

Table of Content

The majority of the natural gas supply purchased is acquired at market prices under seasonal, monthly or mid-term supply contracts and the remainder is acquired on the spot market.  The Gas Companies diversify their sources of supply by amount purchased and location, and collectively at any time acquire supplies from ten or more producers of natural gas.  The Gas Companies primarily acquire gas at various locations in the U.S. Gulf of Mexico region, in the Appalachia region, in Canada and various other regions.

The Gas Companies acquire firm transportation capacity on interstate pipelines under long-term contracts and utilize that capacity to transport both natural gas supply purchased and natural gas withdrawn from storage to the local distribution system.  Collectively, the Gas Companies hold 89 firm transportation contracts on 12 different pipelines.  Three of those pipelines, Tennessee Gas Pipeline, Algonquin Gas Transmission and Iroquois Gas Transmission, interconnect with one or more of the Gas Companies’ distribution system and the other pipelines provide indirect services upstream of the city gates.

The prices and terms and conditions of the firm transportation capacity long-term contracts are regulated by the FERC.  Similar to the treatment of gas costs, the actual reasonable cost of such contracts is passed through to customers through state regulated purchased gas adjustment mechanisms.  On November 30, 2010, the Tennessee Gas Pipeline Company (Tennessee) filed a FERC rate case proposing significant rate increases across its entire system, which runs from south Texas through New England.  On December 29, 2010, the FERC issued an order setting the Tennessee rate proceeding for hearing and suspended the proposed rate increase until June 1, 2011, at which time Tennessee has the right to place the rates into effect, subject to refund.  The proposed increase would nearly double the fixed cost of reserving pipeline capacity but provide lower variable costs, resulting in a significant net cost increase.  The Gas Companies are opposing Tennessee’s proposal and participating in the Tennessee FERC proceedings in conjunction with other gas companies and interveners.

The Gas Companies acquire firm underground natural gas storage capacity using long-term contracts and fill the storage facilities with gas in the summer for subsequent withdrawal in the winter.  Collectively, the Gas Companies hold 24 gas storage contracts with six different storage contractors.  The storage facilities are located in Pennsylvania, New York, West Virginia and Michigan.

Winter peaking resources are primarily attached to the local distribution systems and are either owned or are contracted for by the Gas Companies, each of which is a Local Distribution Company (LDC).  Each of the LDC owns or has rights to the natural gas stored in each of a Liquefied Natural Gas (LNG) facility directly attached to its distribution system.

Table of Content

LIQUIDITY AND CAPITAL RESOURCES

During 2010, UIL Holdings’ primary source of liquidity was the capital markets, through the issuance of common stock and debt.  Additional capital resources have been generated through operations.  At December 31, 2010, UIL Holdings had $90.3 million of unrestricted cash and temporary cash investments.  This represents an increase of $75.0 million from the corresponding balance at December 31, 2009.  The components of this increase, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

(In Millions)

Unrestricted cash and temporary cash investments, December 31, 2009	$15.3

Net cash provided by operating activities	208.1

Net cash provided by (used in) investing activities:
Acquisition of Gas Companies, net of cash acquired	(857.0)
Related party note receivable	(9.8)
Cash invested in plant - including AFUDC debt	(203.5)
Investment in GenConn	(6.0)
Restricted cash (1)	1.3
Other	(0.1)
(1,075.1)

Net cash provided by (used in) financing activities:
Issuances of common stock	502.2
Issuances of long-term debt, net	496.3
Line of credit borrowings (repayments)	2.1
Dividend payments	(51.8)
Other financing activities	(6.8)
942.0

Net change in cash	75.0

Unrestricted cash and temporary cash investments, December 31, 2010	$90.3

(1) As of December 31, 2010, UIL Holdings had $2.4 million in restricted cash, which primarily relates to Electric Distribution and Transmission capital projects, and which has been withheld by UI and will remain in place until the verification of fulfillment of contractor obligations.

Cash Flows

All capital requirements that exceed available cash will be funded through external financings.  Although there is currently no commitment to provide such financing from any source of funds, other than the short-term credit facility discussed in Part II, Item 8. “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements” – Note (D) “Short-Term Credit Arrangements” of this Form 10-K, future external financing needs are expected to be satisfied by the issuance of additional short-term and long-term debt and equity.  The continued availability and timing of such financings will be dependent on many factors, including conditions in the securities markets, economic conditions, terms, and UIL Holdings’ future income and cash flow.  See Part II, Item 8. “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements” – Note (B) “Capitalization” and Note (D) “Short-Term Credit Arrangements” of this Form 10-K for a discussion of UIL Holdings’ financing arrangements.

On October 7, 2010, UIL Holdings issued, through a public offering, senior unsecured 4.625% notes in the principal amount of $450 million, due on October 1, 2020.  Net proceeds received from the sale of notes amounted to $443.5 million and were used to fund a portion of the cash consideration payable in connection with the Acquisition and for general corporate purposes.

Table of Content

In September 2010, UIL Holdings issued, through a public offering, 20,355,000 shares of common stock at $25.75 per share.  Net proceeds amounted to $501.5 million and were used to fund a portion of the cash consideration payable in connection with the Acquisition and for general corporate purposes.

On May 13, 2010, UI entered into a note purchase agreement with a group of institutional accredited investors providing for the sale to such investors of senior unsecured 6.09% notes in the principal amount of $100 million, due on July 27, 2040.  Such notes were issued on July 27, 2010.

On January 28, 2010, UI issued $27.5 million principal amount of a tax-exempt bonds without insurance, the proceeds of which were used to refund $27.5 million principal amount of insured bonds on February 1, 2010.  UI plans to refund $64.5 million principal amount of Auction Rate Bonds at such time and on such terms as municipal bond market conditions allow.

In addition, in May 2009, a public offering of 4,600,000 shares of common stock at $21.00 per share resulted in net proceeds of $91.4 million.

Total current and long-term debt outstanding as of December 31, 2010 was $1.6 billion, excluding unamortized premium, as compared to $731.8 million at December 31, 2009.  The increase in the debt outstanding from 2009 to 2010 was due to the debt activity noted above and acquired long-term debt of $381 million resulting from the acquisition of the Gas Companies.  Such activity, combined with the 2010 equity issuance noted above, resulted in UIL Holdings’ debt ratio increasing from 56% as of December 31, 2009, to 60% as of December 31, 2010.

Other Sources of Funding

On November 17, 2010, UIL Holdings, UI, CNG, SCG, and Berkshire entered into a revolving credit agreement with a group of banks named therein that will expire on November 17, 2014 (the Credit Facility).  The borrowing limit under the credit facility is $400 million, all of which is available to UIL Holdings, $250 million is available to UI, $150 million is available to each of CNG and SCG, and $50 million is available to Berkshire.  The Credit Facility permits borrowings at fluctuating interest rates and also permits borrowings for fixed periods of time specified by each borrower at fixed interest rates determined by the Eurodollar interbank market in London (LIBOR).  The Credit Facility also permits the issuance of letters of credit of up to $50 million.

As of December 31, 2010, there was $7.0 million outstanding under the Credit Facility.  UIL Holdings had a standby letter of credit outstanding in the amount of $1 million which was amended in January 2011 to $0.8 million.  It expired on January 31, 2011, but was extended under a provision that automatically extends the letter of credit for one year periods from the expiration date (or any future expiration date), unless the issuer bank elects not to extend.  Available credit under this facility at December 31, 2010 was $392 million for UIL Holdings and its subsidiaries in the aggregate.  UIL Holdings records borrowings under this facility as short-term debt, but the agreement has longer term commitments from banks allowing the Company to borrow and reborrow funds, at its option, to November 17, 2014, thus affording it flexibility in managing its working capital requirements.

UIL Holdings filed a registration statement with the SEC using a shelf registration process in March 2009. As permitted by the registration statement, UIL Holdings may, from time to time, sell debt, equity or other securities in one or more transactions. The registration statement expires on March 11, 2012.

On April 14, 2010, the DPUC approved UI’s application requesting approval of the issuance of up to $275 million principal amount of debt securities (the Proposed Notes) during 2010 through 2013.  The proceeds from the sales of the Proposed Notes may be used by UI for the following purposes:  (1) to finance capital expenditures; (2) to repay the EBL, the proceeds of which are being used to finance UI’s 50% share of the equity contribution in GenConn Energy LLC for the development and construction of the Devon and Middletown peaking generation plants; (3) to fund UI’s pension plan; (4) to partially repay short-term borrowings that are incurred to temporarily fund the preceding needs; (5) to pay for issuance costs related to the Proposed Notes; and (6) for general corporate purposes.  On July 27, 2010, UI issued $100 million principal amount of senior unsecured notes.

Table of Content

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

Uses of Funds

As discussed in “Major Influences on Financial Condition”, the acquisition of SCG, CNG, and Berkshire was completed on November 16, 2010.  UIL Holdings’ paid cash consideration of approximately $917.9 million.

Asset values of funded pension and postretirement plans as of December 31, 2010 and December 31, 2009 were approximately $502.3 million and $231.3 million, respectively.  UIL Holdings contributed $7.5 million to the UI Pension Plan in 2010 and did not make any contributions to the Gas Companies pension plans for the post acquisition period in 2010.  Given current interest rates and asset values, UIL Holdings currently expects to make contributions to the UI and Gas Companies pension plans of approximately $65 to $75 million in 2011.  Such contribution levels will be adjusted, if necessary, based upon actual final actuarial calculations.

GenConn is building 200 MW of nominal capacity at NRG’s existing plant in Devon, CT (the Devon Project) and 200 MW of nominal capacity at NRG’s existing plant in Middletown, CT (the Middletown Project).  GenConn expects to finance 50% of its capital requirements with the proceeds of the Project Financing it obtained in April 2009.  UI and NRG are making equity investments in GenConn on a 50-50 basis to meet the remaining 50% of GenConn’s capital requirements.  UI made its equity investment in GenConn Devon in September of 2010 in the amount of approximately $55.5 million.  UI made equity investments for its 50% share in October and December of 2010, totaling $6 million, for the construction of the GenConn Middletown peaking generation facility.  UI expects to make its remaining equity investment in GenConn Middletown in the first six months of 2011 in an amount between $63.0 million and $66.0 million.

The former general contractor responsible for the construction at the GenConn Devon facility has notified GenConn that it is seeking alleged scope and rework changes and is submitting a delay and impact claim under the terms of its contract with GenConn.  On September 28, 2010, UIL Holdings entered into a Sponsor Guaranty and Payment Agreement in favor of the Royal Bank of Scotland PLC, as Administrative Agent under the Project Financing arrangement, whereby UIL Holdings guarantees to pay an amount up to $6 million in respect of amounts related to the former general contractor claims and litigation expenses as they relate to such claims. The Administrative Agent may draw on the guaranty if litigation commences, litigation expenses are incurred, or there is an event of default as defined under the Project Financing arrangement. See Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements” – Note (B) “Capitalization” and Note (J) “Commitments and Contingencies” of this Form 10-K for further discussion of the EBL and former general contractor claims, respectively.

UI has wholesale power supply agreements in place for the supply of all of its standard service customers for all of 2011, 50% for 2012, and 10% for 2013.  Supplier of last resort service is procured on a quarterly basis.  UI determined that its contracts for standard service and supplier of last resort service are derivatives under ASC 815 “Derivatives and Hedging” and elected the “normal purchase, normal sale” exception under ASC 815 “Derivatives and Hedging”.  As such, UI regularly assesses the accounting treatment for its power supply contracts.  These wholesale power supply agreements contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt was to fall below investment grade.  In October 2010, Moody’s Investor Services (Moody’s) released its updated credit opinion for UI and maintained its Baa2 rating with a stable outlook.   In October 2010, Standard & Poors’ Investor Services (S&P) released its updated credit opinion for UI, maintaining its BBB rating with a stable outlook.  If UI’s credit rating were to decline one rating and UI were to be

Table of Content

placed on negative credit watch, monthly amounts due and payable to the power suppliers would be accelerated to semi-monthly payments. UI’s credit rating would have to decline two ratings to fall below investment grade at either rating service.  If this were to occur, UI would have to deliver collateral security in an amount equal to the receivables due to the sellers for the thirty day period immediately preceding the default notice.  If such a situation had been in effect as of December 31, 2010, UI would have had to post approximately $17.5 million in collateral.

Financial Covenants

UIL Holdings and its subsidiaries are required to comply with certain covenants in connection with their respective loan agreements.  The covenants are normal and customary in bank and loan agreements.  The summary below describes only the financial covenants and restrictions in the agreements.

Long-Term Debt

UIL Holdings

Under the Note Purchase Agreement in connection with the (1) 7.23% Senior Notes, Series A, due February 15, 2011, in the original principal amount of $30 million, and (2) 7.38% Senior Notes, Series B, due February 15, 2011, in the principal amount of $45 million, issued by UIL Holdings, UIL Holdings is required to (i) maintain a ratio of consolidated debt to consolidated capital of not greater than 65% (debt ratio); (ii) maintain a ratio of consolidated earnings available for interest charges to consolidated interest charges for any period of four consecutive fiscal quarters of at least 2.00 to 1.00 (interest coverage ratio); and (iii) maintain consolidated net worth of at least $345 million plus 25% of consolidated net income on a cumulative basis for each fiscal quarter after December 31, 2000 for which consolidated net income is positive.  As of December 31, 2010, UIL Holdings’ debt ratio was 60%; its interest coverage ratio was 2.68 to 1.00; and it had consolidated net worth that exceeded the amount required by the covenant by $612.1 million.  The Note Purchase Agreement describes typical events of default, including the situation in which UIL Holdings, UI, or the direct parent of the non-utility subsidiaries defaults on indebtedness in the aggregate principal amount of at least $10 million due to (i) a default in payment or payments due on the indebtedness, or (ii) default in the performance of or compliance with any term or condition of the indebtedness, which could result in the requirement that such indebtedness be repaid, or (iii) the occurrence of any event or condition that could require the purchase or repayment of the indebtedness prior to maturity.

There are no automatic repayments required as a result of triggers based on changes in UIL Holdings’ Issuer Rating, assigned by Moody’s, or corporate credit rating, assigned by S&P, in connection with the agreement described above.

UI

Under (1) the Note Purchase Agreement in connection with the (a) 6.06% Senior Notes, Series A, due September 5, 2017, in the principal amount of $40 million, (b) 6.06% Senior Notes, Series B, due December 6, 2017, in the principal amount of $30 million, (c) 6.26% Senior Notes, Series C, due September 5, 2022, in the principal amount of $44 million, (d) 6.26% Senior Notes, Series D, due December 6, 2022, in the principal amount of $33 million, (e) 6.51% Senior Notes, Series E, due September 5, 2037, in the principal amount of $16 million, and (f) 6.51% Senior Notes, Series F, due December 6, 2037, in the principal amount of $12 million, (2) the Note Purchase Agreement in connection with the (a) 6.46% Senior Notes, Series A, due November 3, 2018, in the principal amount of $50 million, (b) 6.51% Senior Notes, Series B, due December 1, 2018, in the principal amount of $50 million, and (c) 6.61% Senior Notes, Series C, due December 1, 2020, in the principal amount of $50 million, (3) the Note Purchase Agreement in connection with the 5.61% Senior Notes, due March 10, 2025, in the principal amount of $50 million, (4) the Note Purchase Agreement in connection with the 6.09% Senior Notes, due July 27, 2040, in the principal amount of $100 million, (5) the Equity Bridge Loan, and (6) the Note Purchase Agreement in connection with the 6.09%  Senior Unsecured Notes in the principal amount of $100 million, due on July 27, 2040, UI is required to maintain a ratio of consolidated debt to consolidated capital of not greater than 65% (debt ratio).  As of December 31, 2010, UI’s debt ratio was 55%.  The Note Purchase Agreements and the Equity Bridge Loan describe typical events of default, including the situation in which UI defaults on indebtedness in the aggregate principal amount of at least $10 million due to (i) a default in payment or payments due on the indebtedness, or (ii) default in the performance of or compliance with any term or condition of the indebtedness, which could result in the requirement that such indebtedness be repaid, or (iii) the occurrence of any event or condition that could require the purchase or repayment of the indebtedness prior to maturity.

Table of Content

There are no dividend restrictions or repayment triggers based on changes in UI’s Issuer Rating, assigned by Moody’s, or corporate credit rating, assigned by S&P, in connection with the above agreements.

Gas Companies

Under the Amended and Restated Note Agreement in connection with the 7.8% Senior Unsecured Note, due  November 15, 2021, in the principal amount of $16 million, Berkshire is required to maintain a ratio of consolidated funded debt to consolidated adjusted capitalization of not greater than 65%.  As of December 31, 2010, such ratio was 40.3% (adjusted capitalization excludes the impact of goodwill).  In addition, Berkshire is required to maintain a fixed charges coverage ratio of no less than 1.50 to 1.00.  As of December 31, 2010, such ratio was 2.29 to 1.00.  The Amended and Restated Note Agreement describes typical events of default, including the situation in which Berkshire defaults on any payment required in connection with the Amended and Restated Note Agreement or on any other indebtedness in the aggregate principal amount of at least $1 million.

Under the Loan Agreement in connection with the 4.76% Senior Unsecured Note, due  May 1, 2011, in the principal amount of $12 million, Berkshire is required to (i) maintain a ratio of earnings before interest and taxes (EBIT) to interest expense of no less than 1.5 to 1.0 for the twelve month period ending on the last day of each completed fiscal quarter, (ii) maintain a ratio of indebtedness to total capitalization of not greater than 0.65 to 1.00 on the last day of each completed fiscal quarter and (iii) maintain a ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) less declared dividends to debt service of not less than 1.0 to 1.0 for the twelve month period ending on the last day of each completed fiscal quarter.  As of December 31, 2010, Berkshire’s EBIT to interest expense ratio was 2.35 to 1.00, its indebtedness to total capitalization ratio was 25.4%, and its debt service ratio was 2.28 to 1.00.

Under the Indenture in connection with the 10.06% First Mortgage Bond Series P, due February 1, 2019, in the principal amount of $10 million, Berkshire is required to maintain a fixed charge ratio of at least 2.00.  As of December 31, 2010, Berkshire’s fixed charge ratio was 2.31.

SCG is subject to dividend restrictions pursuant to the terms of all of its senior secured notes.  The most limiting of these dividend restrictions relates to the most recently issued note, which is the 7.5% Senior Secured Medium Term Note IV in the principal amount of $50.0 million, due 2018 that was issued under SCG's Thirty-First Supplemental Indenture.  The restrictions are based upon cumulative net income available for dividends since September 30, 2007, plus $60 million, offset by adjustments related to aggregate depreciation expense and dividends declared. As of December 31, 2010, $79.8 million was available for dividend distributions.

Short-term Debt

Under the Credit Facility, UIL Holdings, UI, SCG, CNG and Berkshire are each required to maintain a ratio of consolidated debt to consolidated capital of not greater than 65% (debt ratio).  As of December 31, 2010, UIL Holdings’ debt ratio was 60%, UI’s debt ratio was 55%, SCG’s debt ratio was 32%, CNG’s debt ratio was 28% and Berkshire’s debt ratio 25%.

The Credit Facility describes typical events of default, including the situation in which UIL Holdings, UI, SCG, CNG or Berkshire fails to pay when due any interest or principal due on indebtedness in the principal amount of at least $10 million or any interest or premium thereon in the aggregate amount of at least $10 million; or any other default or other event shall occur related to such indebtedness if the effect of such default or event is to accelerate, or to permit the acceleration of, the maturity of such indebtedness, or any such indebtedness shall be declared due and payable, or required to be prepaid, prior to the stated maturity.  Notwithstanding anything to the contrary in the foregoing, a default by UIL Holdings generally does not create a cross-default in respect of outstanding indebtedness of UI, SCG, CNG or Berkshire (except in the case of a default arising from a Change of Control of UIL Holdings, as defined in the credit facility).

There are no dividend restrictions or automatic repayments required as a result of triggers based on changes in UIL Holdings’ Issuer Rating or UI’s, SCG’s, CNG’s or Berkshire’s Issuer Ratings or Senior Unsecured debt ratings, assigned by Moody’s or S&P, in connection with the Credit Facility.

Table of Content

2011 Capital Resource Projections

For financial planning purposes, the amount of UIL Holdings’ quarterly per share cash dividend in 2011 is currently projected to be equal to the cash dividend of $0.432 per share paid in each quarter of 2010.  UIL Holdings will continue to be dependent on dividends from its subsidiaries and from external borrowings to provide the cash in excess of the amount currently on hand that is necessary for debt service, to pay administrative costs, and to pay common stock dividends to UIL Holdings’ shareowners.  As UIL Holdings’ sources of cash are limited to cash on hand, dividends from its subsidiaries and external capital raising activities, the ability to maintain future cash dividends at the level currently paid to shareowners will be dependent primarily upon sustained earnings from current operations of its regulated electric and gas utilities (the Utilities).

In order to achieve long-term growth in earnings, UI and the Gas Companies will need to increase their rate base through distribution, transmission and transportation reliability and capacity enhancement capital investment programs.  The earnings of UI and the Gas Companies will gradually decline over time, if additions to the rate base and returns on equity investments are lower than the annual amount of depreciation and amortization.  See the “Major Influences on Financial Condition” section of this Item 7 for more information.

The following table represents UIL Holdings’ projected sources and uses of capital for 2011:

(In Millions)

Cash balance (unrestricted), December 31, 2010	$90.3

Cash to be provided by (used in) operating activities:
Electric Distribution and Transmission	228.9
Gas Distribution	36.0
Non-Utility	7.6
Net cash projected to be provided by operating activities:	272.5

Cash to be provided by (used in) investing activities:
Capital expenditures	(320.0)
Investment in GenConn	(63.2)
Other	4.0
Net cash projected to be provided by (used in) Investing activities	(379.2)

Cash to be provided by (used in) financing activities:
Payment of common stock dividend	(87.4)
Payment of long term debt maturities	(53.8)
Repayments of line of credit borrowings	(7.0)
Net cash projected to be provided by (used in) financing activities	(148.2)

Projected short-term borrowing (unrestricted), December 31, 2011	$(164.6)

Any additional cash requirements are expected to be funded by short-term debt.

Table of Content

The projected capital expenditures for 2011 are shown below:

(In Millions)

UIL Holdings
Other core, support functions	$18.0

UI
Distribution
Capacity & reliability	20.8
Infrastructure replacement	44.4
System & business operations	18.8
Central Facility	53.1
Other core, support functions	35.3
Electric distribution subtotal	172.4

Transmission
Capacity & reliability	18.6
Infrastructure replacement	34.2
System & business operations	2.5
Other core, support functions	13.2
Electric transmission subtotal	68.5

Gas Companies
New Business	13.7
Replacement & reliability	28.6
Meters & regulatory	7.5
Other distribution plant	4.9
Fleet	1.7
Other core, support functions	4.7
Gas distribution subtotal	61.1

Total Projected Capital Expenditures	$320.0

Table of Content

Contractual and Contingent Obligations

The following are contractual and contingent obligations as of December 31, 2010.

	(In Millions)
	2011	2012	2013	2014	2015	Thereafter	Total
Debt Maturities:
UIL Holdings	$49.3	$-	$-	$-	$-	$450.0	$499.3
UI	61.8	-	-	-	-	670.4	732.2
Gas Companies	34.5	6.5	41.5	6.5	1.5	290.5	381.0
Total	$145.6	$6.5	$41.5	$6.5	$1.5	$1,410.9	$1,612.5

Contractual Obligations:
UIL Holdings
Interest on long-term debt (1)	$21.3	$20.8	$20.8	$20.8	$20.8	$98.9	$203.4

UI (5)
Lease payments	$13.9	$7.8	$2.0	$1.5	$1.4	$36.9	$63.5
Interest on long-term debt (1)	39.3	39.3	39.3	39.3	39.3	414.0	610.5
Pension contribution	47.0	-	-	-	-	-	47.0
Purchase commitments (2)	67.3	-	-	-	-	-	67.3

Gas Companies
Lease payments	2.3	2.3	0.5	0.2	0.2	0.1	5.6
Interest on long-term debt (1)	26.1	24.3	23.6	21.1	20.7	233.8	349.6
Pension contribution	23.0	-	-	-	-	-	23.0
Gas Purchase Commitments (3)	102.4	98.1	93.9	88.2	72.6	183.5	638.7
Purchase commitments (2)	0.2	-	-	-	-	-	0.2
Total	$342.8	$192.6	$180.1	$171.1	$155.0	$967.2	$2,008.8

	As of December 31, 2010
	(In Millions)
Guarantees:
UIL Holdings - Sponsor Guaranty - GenConn		$6.0
UCI - Hydro-Quebec (4)		$0.8

(1)
Amounts represent interest payments on long-term debt outstanding at December 31, 2010.  Interest payments will change if additional long-term debt is issued, or if current long-term debt is refinanced at different rates, in the future.

(2)	Amounts represent contractual obligations for material and services on order but not yet delivered at December 31, 2010.
(3)
The Gas Companies depend on various FERC regulated long term firm transportation and storage contracts with Tennessee Gas Pipeline, Texas Eastern Transmission, Algonquin Gas Transmission, Iroquois Gas Transmission and TransCanada Pipeline (regulated in Canada) to provide reliable service to its customers.  These agreements typically range in term from 2 years to 10 years, and certain of these agreements renew on an annual basis.  The rate paid for such contracts typically varies with the FERC regulated rate.  Payments under these agreements are required regardless of whether the Gas Companies utilize the transportation or storage service during the course of any given year.

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

(5)	Excludes amounts procured under power supply arrangements due to variability in obligation levels and the lack of minimum purchase obligations under the arrangements.

Table of Content

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

Accounting for Regulated Public Utilities

Generally accepted accounting principles in the United States of America (GAAP) for regulated entities allow UIL Holdings’ regulated subsidiaries to give accounting recognition to the actions of regulatory authorities in accordance with the provisions of the Accounting Standards Codification (ASC) 980 “Regulated Operations”.  In accordance with ASC 980, UIL Holdings’ regulated subsidiaries have deferred recognition of costs (a regulatory asset) or have recognized obligations (a regulatory liability) if it is probable that such costs will be recovered or obligations relieved in the future through the ratemaking process.  In addition to the Regulatory Assets and Liabilities identified on the Consolidated Balance Sheet, and in Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements - Note (A) - Regulatory Accounting,” there are other regulatory assets and liabilities included in the Consolidated Balance Sheet such as certain deferred tax assets and liabilities.  UIL Holdings’ regulated subsidiaries also have obligations under power contracts, the recovery of which is subject to regulation.  If UIL Holdings’ regulated subsidiaries, or a portion of their assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs would be required in the year in which such criteria are no longer met (if such deferred costs are not recoverable in the portion of the business that continues to meet the criteria for application of ASC 980).

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

Table of Content

With the acquisition of the Gas Companies during the fourth quarter of 2010, the following ranges of assumptions utilized as of December 31, 2010 reflect the UI pension and postretirement plans, along with the multiple pension and postretirement plans at the Gas Companies as they existed on the date of acquisition.  During 2011, UIL Holdings will be reviewing options to more efficiently administer the plans, manage plan investments and integrate the governance process.  As of December 31, 2010, UIL Holdings changed its discount rate assumption that was used to calculate the 2010 liability as follows:  qualified pension from 5.85% to a range of 5.00% to 5.35%, the non-qualified pension from 5.65% to a range of 5.10% to 5.15%, and other postretirement benefit from 5.80% to a range of 5.15% to 5.30%, to reflect the decrease in interest rates for a portfolio of long-term fixed-income securities, which approximate the required payment of estimated liabilities for each plan.  UIL Holdings’ expected return on plan assets ranged from 5.89% to 8.25%, based on projections of future expected performance developed in conjunction with UIL Holdings’ actuaries and investment advisors.

The assumptions listed above may be revised over time as economic and market conditions change.  Changes in those assumptions could have a material impact on qualified pension and postretirement expenses.  For example, if there had been a 0.25% change in the discount rate assumed for the qualified pension plan and non-qualified plan, respectively, the 2010 pension expense would have increased or decreased inversely by $1.4 million for the qualified plan and an immaterial amount for the non-qualified plan.  If there had been a 1% change in the expected return on assets, the 2010 pension expense would have increased or decreased inversely by $2.7 million for both the qualified pension plan and non-qualified plan.   If there had been a 0.25% change in the discount rate assumed, the 2010 OPEB plan expenses would have increased or decreased inversely by $0.3 million; if there had been a 1% change in the expected return on assets, the 2010 OPEB plan expenses would have increased or decreased inversely by $0.2 million.

The projected, long-term average wage increases ranged from 3.80% to 4.00% in 2010.  The health care cost trend rate assumption for all retirees was set at a range of 8.10% to 8.50% in 2010, with such rate decreasing by 0.5% per year to a range of 4.50% to 5.00% in 2020.

UIL Holdings’ 2010 pension and postretirement benefits expenses were $22.1 million and $6.7 million, respectively, net of amounts deferred as a regulatory asset.

The assumptions are used to predict the net periodic expense on a forward-looking basis.  To the extent actual investment earnings, actual wage increases and other items differ from the assumptions, a gain or loss is created, and subsequently amortized into expense.

UIL Holdings reflects all unrecognized prior service costs and credits and unrecognized actuarial gains and losses as regulatory assets as it is probable that such items will be recovered through the ratemaking process in future periods.

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

For the Gas Companies, unbilled revenues represent estimates of receivables for products and services provided but not yet billed. The estimates are determined based on various assumptions, such as current month energy load requirements, billing rates by customer classification and delivery loss factors.  Changes in those assumptions could significantly affect the estimates of unbilled revenues.

Accounting for Contingencies

ASC 450 “Contingencies” applies to an existing condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur.  In accordance with ASC 450, UIL Holdings accrues estimated losses related to each contingency as to which a loss is probable and can be reasonably estimated and no liability is accrued for any contingency as to which a loss is not probable or cannot be

Table of Content

reasonably estimated.  With respect to amounts accrued for contingencies related to UIL Holdings’ regulated subsidiaries, if it is probable that such estimated costs will be recovered through the ratemaking process, recognition of such costs is deferred in accordance with the provisions of ASC 980 (see “Accounting for Regulated Public Entities – ASC 980” of this item).  Refer to Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (J), Commitments and Contingencies” of this Form 10-K for a detailed discussion of UIL Holdings’ current known material contingencies.

Purchase Accounting

UIL Holdings uses the acquisition method in accounting for business combinations and recognizes assets acquired and liabilities assumed measured at their fair values on the date acquired.  Goodwill represents the excess of the purchase price over the fair value of the net assets.  The process of determining the fair value of the net assets involved making significant estimates which are based on detailed financial models, including the projection of future cash flows, the weighted average cost of capital and any cost savings that are expected to be derived in the future.  Refer to Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (N), Acquisition” of this Form 10-K for further details.

Goodwill

Pursuant to the authoritative guidance on goodwill and other intangible assets, goodwill is not amortized; rather, impairment tests are performed at least annually or more frequently if circumstances indicate an impairment may have occurred.  If an impairment exists, the goodwill is immediately written down to its fair value through a current charge to income.  Accordingly, the goodwill arising from the Acquisition will be subject to an impairment test at least annually.  Refer to Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (A), Statement of Accounting Policies” of this Form 10-K for further details.

OFF-BALANCE SHEET ARRANGEMENTS

UIL Holdings occasionally enters into guarantee contracts in the ordinary course of business.  At the time a guarantee is provided, an analysis is performed to assess the expected financial impact, if any, based on the likelihood of certain events occurring that would require UIL Holdings to perform under such guarantee.  Subsequent analysis is performed on a periodic basis to assess the impact of any changes in events or circumstances.  If such an analysis results in an amount that is inconsequential, no liability is recorded on the balance sheet related to the guarantee.

As of December 31, 2010, UIL Holdings had certain guarantee contracts outstanding for which no liability has been recorded in the Consolidated Financial Statements.  Refer to Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (J), Commitments and Contingencies,” of this Form 10-K for further discussion of such guarantees.

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

Table of Content

RESULTS OF OPERATIONS

Use of Non-GAAP Measures

Within the “Results of Operations” section of this Form 10-K, tabular presentations showing a comparison of UIL Holdings’ net income and earnings per share (EPS) for 2010 and 2009, as well as 2009 and 2008, are provided.  The amounts presented show the earnings per share for each of UIL Holdings’ lines of business, as well as non-utility acquisition and closing related expenses, calculated by dividing the income of each line of business by the average number of shares of UIL Holdings’ common stock outstanding for the periods presented.  UIL Holdings believes this information is useful in understanding the fluctuations in earnings per share between the current and prior year periods.

Results of Operations:  2010 vs. 2009

UIL Holdings’ total earnings were $54.9 million, or $1.53 per share, an increase of $0.6 million, and a decrease of $0.41 per share, compared to 2009.  Excluding the after-tax impact of the Acquisition (primarily acquisition and closing related expenses, Gas Companies’ net income, interest expense related to the October 2010 issuance of $450 million of public debt used to partially fund the Acquisition and, the impact of the earnings dilution associated with the September 2010 equity issuance) earnings for 2010 were $2.04 per share, an increase of $0.10 per share, compared to 2009.  The table below presents a comparison of UIL Holdings’ net income and EPS for 2010 and 2009.

	Year Ended December 31,		2010 More (Less)
	2010	2009	than 2009

Net Income (Loss) (In Millions except per share amounts)

Electric Distribution and Transmission	$ 63.8	$57.0	$ 6.8
Non-Utility excluding the impact of the Acquisition	(2.5)	(2.7)	0.2
Net Income excluding the impact of the Acquisition	61.3	54.3	7.0
Gas Distribution	12.9	-	12.9
Non-Utility impact of the Acquisition	(19.3)	-	(19.3)
Total Net Income	$ 54.9	$54.3	$ 0.6

EPS
Electric Distribution and Transmission	$ 1.78	$2.03	$ (0.25)
Non-Utility excluding the impact of the Acquisition	(0.07)	(0.09)	0.02
Net Income excluding the impact of the Acquisition	1.71	1.94	(0.23)
Gas Distribution	0.36	-	0.36
Non-Utility impact of the Acquisition	(0.54)	-	(0.54)
Total EPS - Basic	$ 1.53	$1.94	$ (0.41)

Total EPS - Diluted	$ 1.52	$1.93	$ (0.41)

EPS - Basic: Equity Issuance Impact
Net Income excluding the impact of the Acquisition	$ 1.71	$1.94	$ (0.23)
September 2010 equity issuance	0.33	-	0.33
EPS excluding the impact of the Acquisition and September 2010 equity issuance	$ 2.04	$1.94	$ 0.10

Electric Distribution and Transmission

In the following analysis, it should be noted that many of the changes in UI’s unbundled revenue and expense components impact line items in its income statement, but do not affect net income, because the costs associated with those components are passed through to customers.  As a result, UIL Holdings believes it is important to understand the factors that do have an impact on earnings in the discussion of UI’s distribution business below.

Overall, UI’s operating revenue decreased by $36.2 million, from $895.7 million in 2009 to $859.5 million in 2010.  Retail revenue decreased $60.1 million, which was primarily attributable to the impact of customers switching to alternate suppliers to supply the generation portion of their customer bill, which has no impact on net income.  During 2010, an additional 69,421 customers switched to an alternate supplier which partially contributed to the 28.5% increase in kWh, compared to 2009, provided by alternate suppliers.  The decrease in retail revenue was partially offset by increases in distribution rates and sales volume.  Retail sales increased by 242 million kWh, from 5,493 million kWh in

Table of Content

2009, to 5,735 million kWh in 2010.  Retail sales normalized for the weather impact decreased 6 million kWh, from 5,593 million kWh in 2009, to 5,587 million kWh in 2010.  Other revenues increased $23.7 million, which was primarily attributable to the net activity of the GSC “working capital allowance” due to timing differences, and higher transmission revenue, partially offset by the distribution revenue decoupling adjustment.

Purchased power expense decreased by $90.0 million, from $333.3 million in 2009 to $242.3 million in 2010.  The decrease was primarily attributable to the impact of customers switching to alternate suppliers to supply the generation portion of their customer bill, as discussed above, partially offset by higher costs to procure power.  UI receives electricity to satisfy its standard service and supplier of last resort requirements through fixed-price purchased power agreements.  The variance does not impact net income as these costs are recovered through the GSC and Bypassable Federally Mandated Congestion Charges (BFMCC) portion of UI’s unbundled retail customer rates.

UI’s O&M expenses increased by $13.4 million, from $224.9 million in 2009, to $238.3 million in 2010.  The increase was primarily attributable to increases in outside services, which were primarily attributable to increased maintenance related to certain projects.

UI’s transmission wholesale expenses increased by $15.2 million, from $57.0 million in 2009 to $72.2 million in 2010.  The increase was primarily attributable to higher regional transmission expenses of which UI pays a portion based upon its relative load.

UI’s depreciation and amortization increased by $10.4 million, from $98.0 million for 2009 to $108.4 million in 2010.  The increase was primarily attributable to increased amortization of the 2009 pension regulatory asset, which was recovered in rates.

UI’s taxes other than income taxes increased $11.5 million, from $60.1 million in 2009 to $71.6 million in 2010.  The increase was primarily attributable to increases in property taxes due to increases in plant and equipment.

UI’s other income and deductions increased by $10.4 million, from $5.6 million in 2009 to $16.0 million in 2010.  The increase was primarily attributable to an increase in the allowance for funds used during construction (AFUDC).  During 2010, UI’s average CWIP balance and average AFUDC rate increased from 2009 by approximately $83.5 million and 4.6%, respectively.

UI’s interest expense increased by $4.3 million, from $36.3 million in 2009 to $40.6 million in 2010.  The increase was primarily attributable to increased long-term borrowings.

UI’s income (loss) from equity investments increased by $1.2 million, from $0.1 million in 2009 to $1.3 million in 2010.  The increase was primarily attributable to income of $1.2 million from the investment in GenConn.

The following discussion details variances which have the most significant impact on net income in the periods presented.  Distribution includes all electric utility revenue and expenses except for transmission.

Distribution

The distribution business had total earnings of $35.4 million, an increase of $3.7 million, compared to 2009.  The increase in earnings was primarily attributable to increased revenues from the approved rate increase effective January 1, 2010, partially offset by increased operating expenses and lower CTA rate base.

Transmission

The transmission business had total earnings of $28.3 million, an increase of $3.0 million, compared to 2009.  The increase was primarily attributable to an increase in the AFUDC, as well as higher rate base, partially offset by lower equity capitalization, with approximately the same allowed return compared to 2009.  During 2010, the average Transmission CWIP balance and average Transmission AFUDC rate increased from 2009 by approximately $24.6 million and 5.8%, respectively.

Table of Content

Gas Distribution

Since the date of acquisition, the Gas Companies’ total earnings were $12.9 million or $0.36 per share, which were primarily attributable to high retail sales related to significantly colder than normal weather for the month of December, in addition to low overall operating expenses.

Non-Utility

UIL Holdings retains certain costs, primarily interest expense on holding company debt, at the holding company, or “corporate” level which are not allocated to the various non-utility subsidiaries.  UIL Corporate incurred net after-tax costs of $21.8 million, or $0.61 per share, in 2010 compared to net after-tax costs of $2.7 million, or $0.09 per share, in 2009.  The increase was primarily attributable to after-tax acquisition and closing related expenses of $16.3 million, or $0.46 per share.

Results of Operations:  2009 vs. 2008

UIL Holdings’ total earnings were $54.3 million, or $1.94 per share, an increase of $6.2 million, or $0.02 per share, compared to 2008.  The dilutive effect of the May 2009 issuance of an additional 4,600,000 shares of common stock in 2009 was $0.21 per share.  The table below presents a comparison of UIL Holdings’ net income and EPS for 2009 and 2008.

	Year Ended December 31,		2009 More (Less)
	2009	2008	than 2008

Net Income (Loss) (In Millions except per share amounts)

Electric Distribution and Transmission	$57.0	$51.1	$5.9
Non-Utility	(2.7)	(3.0)	0.3
Total Net Income	$54.3	$48.1	$6.2

EPS
Electric Distribution and Transmission	$2.03	$2.03	$-
Non-Utility	(0.09)	(0.11)	0.02
Total EPS - Basic	$1.94	$1.92	$0.02

Total EPS - Diluted	$1.93	$1.89	$0.04

Electric Distribution and Transmission

Overall, UI’s operating revenue decreased by $52.2 million, from $947.9 million in 2008 to $895.7 million in 2009.  Retail revenue decreased $58.9 million, which was primarily attributable to decreases in sales volume and the impact of customers switching to alternate suppliers to supply the generation portion of their customer bill, which has no impact on net income.  During 2009, an additional 39,503 customers switched to an alternate supplier which partially contributed to the 6.7% increase in kWh, compared to 2008, provided by alternate suppliers.  The decrease in retail revenue was partially offset by increases in distribution rates.  Retail sales decreased by 236 million kWh, from 5,729 million kWh in 2008 to 5,493 million kWh in 2009.  Retail sales normalized for the weather impact decreased by 117 million kWh, from 5,710 million kWh in 2008 to 5,593 million kWh in 2009.  Wholesale revenue decreased by $42.1 million, primarily attributable to the expiration of the Bridgeport RESCO generating plant long-term purchased power contract in December 2008.  Other revenues increased $48.7 million, which was primarily attributable to higher transmission revenue and the distribution revenue decoupling adjustment approved by the DPUC in the first quarter of 2009.

Purchased power expense decreased by $90.9 million, from $424.2 million in 2008 to $333.3 million in 2009.  The decrease was primarily attributable to the impact of customers switching to alternate suppliers to supply the generation portion of their customer bill, as discussed above, partially offset by higher costs to procure power.  UI receives electricity to satisfy its standard service and supplier of last resort requirements through fixed-price purchased power agreements.  These costs are recovered through the GSC and BFMCC portion of UI’s unbundled retail customer rates.  UI’s wholesale energy expense for 2009 decreased by $27.3 million, primarily attributable to the expiration of the Bridgeport RESCO generating plant contract.

Table of Content

UI’s O&M expenses increased by $13.3 million, from $211.6 million in 2008, to $224.9 million in 2009.  The increase was primarily attributable to an increase in pension and postretirement expense of $11.7 million, partially offset by lower uncollectible accounts of $6.8 million and a decrease in outside services and other expense of $2.7 million.  The remaining variance was primarily attributable to increases in GSC related to the load response program which are recovered.

UI’s transmission wholesale expenses increased by $10.6 million, from $46.4 million in 2008 to $57.0 million in 2009.  The increase was primarily attributable to higher regional transmission expenses of which UI pays a portion based upon its relative load.

UI’s depreciation and amortization decreased by $3.0 million, from $101.0 million for 2008 to $98.0 million in 2009, consisting of a $20.7 million decrease primarily attributable to the expiration of the Bridgeport RESCO generating plant contract which was recovered through the CTA, partially offset by increased distribution and transmission plant and equipment depreciation and CTA amortization.

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

The following discussion details variances which have the most significant impact on net income in the periods presented.  Distribution includes all electric utility revenue and expenses except for transmission.

Distribution

The distribution business had total earnings of $31.7 million, an increase of $4.3 million, compared to 2008.  The increase in earnings was primarily attributable to increased revenues from favorable variances in the distribution decoupling adjustment approved by the DPUC in the first quarter of 2009, regulatory true-up items primarily attributable  to the absence in 2009 of unfavorable adjustments recorded in 2008 to certain regulatory liabilities, distribution rates primarily attributable to the approved rate increase effective February 2009 and sales volume, partially offset by unfavorable variances in operating expenses primarily attributable to uncollectibles and pension and postretirement expenses.  The rate case final decision provided for the future recovery of the increase in pension and postretirement expense for 2009 as a regulatory asset and the unfavorable variance is net of those amounts recorded as a regulatory asset.

Transmission

The transmission business had total earnings of $25.3 million, an increase of $1.6 million in 2009 compared to 2008.  The increase was primarily attributable to higher rate base and equity capitalization with approximately the same allowed return compared to 2008.  As previously noted, UI completed the Middletown-to-Norwalk transmission project, which went into service in December 2008.

Non-Utility

UIL Holdings retains certain costs, primarily interest expense on holding company debt, at the holding company, or “corporate” level which are not allocated to the various non-utility subsidiaries.  UIL Corporate incurred net after-tax costs of $2.7 million, or $0.09 per share, in 2009 compared to net after-tax costs of $2.9 million, or $0.12 per share, in 2008.

Table of Content

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The following discussion details the primary market risks applicable to UIL Holdings and its regulated utility subsidiaries.

UIL Holdings faces the risk that UIL Holdings and its subsidiaries will not be able to effectively access the capital markets to refinance, on favorable terms, debt as it matures.

UI is a 50-50 joint venturer with NRG Energy, Inc. (NRG) in GCE Holding LLC, whose wholly owned subsidiary, GenConn Energy LLC (collectively, GenConn), was chosen by the Connecticut Department of Public Utility Control (DPUC) to build and operate new peaking generation plants to help address Connecticut’s need for power generation during the heaviest load periods.  Two peaking generation projects, each with a nominal capacity of 200 megawatts (MW), are located at NRG’s existing Connecticut plants in Devon and Middletown.  GenConn expects to finance 50% of its capital requirements with the proceeds of the Project Financing it obtained in April 2009 and to receive the other 50% from UI and NRG.  The interest rate on the project financing is variable, but 55% of the financing has been hedged to effectively eliminate interest rate risk.  GenConn has interest rate exposure on the remaining 45%, which should be recoverable by GenConn in rates.  UI expects to continue to use the proceeds of the EBL it obtained in April 2009 for its remaining portion of those requirements, in accordance with the terms of the EBL, and will need sufficient cash on hand, potentially supplemented with funds raised in the capital markets, to repay the EBL.  The EBL has a variable interest rate and UI has interest rate risk associated with this debt, but expects to be able to recover all interest expense from GenConn.  UI made equity investments for its 50% share in October and December of 2010, totaling $6 million, for the construction of the GenConn Middletown peaking generation facility.  See Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements” – Note (B) “Capitalization” of this Form 10-K for further discussion of the EBL.

There has been considerable dislocation in the auction rate bond market, and there have been failed auctions, resulting from insufficient clearing bids.  The auctions for the auction rate bonds have failed, beginning with the March 2008 auction.  When there are insufficient clearing bids as a result of an auction, the interest rates are set at a rate equal to the one-month London Interbank Offered Rate (LIBOR) times a multiple of 125% to 225%, based on the credit rating on the Auction Rate Bonds assigned by Moody’s or S&P.  The principal and interest payments on $64.5 million principal amount of Auction Rate Bonds are insured by Ambac Assurance Corporation (Ambac).  These bonds are currently rated by Moody’s.  The credit rating from Moody’s on these bonds is based on the higher of Ambac’s credit rating or UI’s underlying credit rating.  Ambac has been downgraded by Moody’s to a rating below UI’s rating.  Accordingly, the credit rating from Moody’s on these bonds is now based on the current underlying credit rating of UI of Baa2.  In the event of subsequent failed auctions of the Auction Rate Bonds, the interest rate on the bonds will continue to be reset as described above.  The interest rate on these bonds was 0.523% at January 14, 2011 which was equal to two times LIBOR.  The interest rate risk of variable rate financings, including the reset at auction of the interest rate on $64.5 million principal amount of Auction Rate Bonds, is $161,250 of increased interest expense for every 0.25% increase in interest rates.

UI plans to refund $64.5 million principal amount of tax-exempt bonds, for which the interest rate is periodically reset by auction, at such time and on such terms as municipal bond market conditions allow.

The weighted-average remaining fixed rate period of outstanding long-term debt obligations of UIL Holdings and its subsidiaries as of December 31, 2010 is 13.5 years, at an average interest rate of 7.0%.

Table of Content

The table below provides information about long-tem debt of UIL Holdings and its subsidiaries that exposes UIL Holdings to interest rate risk.  The table presents principal cash flows and related weighted-average interest rates by expected maturity dates and by fixed interest rate expiration dates.

	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Expected Maturity Date
(In Thousands)
UIL Holdings	(1)
Long-Term Debt (1)	$49,286	$-	$-	$-	$-	$450,000	$499,286	$474,536
Average interest rate	7.37%	-	-	-	-	4.63%	4.90%

UI		(2)			(3)	(4)
Long-Term Debt	$61,783	$103,500	$-	$-	$27,500	$539,460	$732,243	$779,911
Average interest rate	3.34%	6.97%	-	-	4.50%	5.54%	5.52%

Gas Companies
Long-Term Debt	$34,455	$6,455	$41,455	$6,455	$1,455	$290,725	$381,000	$436,800
Average interest rate	6.48%	7.99%	6.71%	8.05%	7.80%	7.07%	7.01%

(1)
Includes annual principal payments of $4.3 million related to the 7.23% Senior Notes and a $45.0 million principal payment due in 2011 related to the 7.38% Senior Notes. UIL Holdings currently has no plan to refinance either debt.

(2)	Includes pollution control revenue refunding bonds of $71 million, $7.5 million and $25 million with fixed interest rates of 7.13%, 5.75% and 6.88%, respectively, ending on February 1, 2012.
(3)	Includes $27.5 million of 4.50% pollution control revenue refunding bonds due July 2027.
(4)
Includes $70 million of 6.06% Senior Notes due 2017, $77 million of 6.26% Senior Notes due 2022, $28 million of 6.51% Senior Notes due 2037, $50 million of 6.46% Senior Notes due 2018, $50 million of 6.51% Senior Notes due 2018, $50 million of 6.61% Senior Notes due 2020, $50 million of 5.61% Senior Notes due 2025, $100 million of 6.09% Senior Notes due 2040 and $64.5 million Auction Rate Bonds.

The short-term borrowing costs of UIL Holdings and its subsidiaries fluctuate with the upward and downward movements of LIBOR, JPMorgan Chase Bank’s or Union Bank’s prime rate and the Federal Funds Rate (as defined in the short-term credit facility of UIL Holdings and its subsidiaries described in Part II, Item 8. “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements” – Note (D) “Short-Term Credit Arrangements” of this Form 10-K and the EBL, respectively).  Rates associated with the money market loan arrangement that UI has with JPMorgan Chase Bank fluctuate based on rates in the money market.  Such rates are influenced by financial market conditions and the actions of the Federal Reserve.

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

Asset values of funded pension and postretirement plans as of December 31, 2010 and December 31, 2009 were approximately $502.3 million and $231.3 million, respectively.  UIL Holdings contributed $7.5 million to the UI Pension Plan in 2010 and did not make any contributions to the Gas Companies pension plans for the post-acquisition period in 2010.  Given current interest rates and asset values, UIL Holdings currently expects to make contributions to the UI and Gas Companies pension plans of approximately $65 to $75 million in 2011.  Such contribution levels will be adjusted, if necessary, based upon actual final actuarial calculations.

Table of Content

Item 8. Financial Statements and Supplementary Data.

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF INCOME (LOSS)
For the Years Ended December 31, 2010, 2009 and 2008
(In Thousands except per share amounts)

	2010	2009	2008

Operating Revenues (Note F)
Electric distribution and transmission	$859,547	$895,681	$947,940
Gas distribution	138,105	-	-
Non-utility	14	869	780
Total Operating Revenues	997,666	896,550	948,720
Operating Expenses
Operation
Purchased power	242,268	333,339	424,245
Natural gas purchased	81,428	-	-
Operation and maintenance	258,282	225,853	213,297
Transmission wholesale	72,169	57,012	46,368
Depreciation and amortization (Note F)	113,946	98,116	101,129
Taxes - other than income taxes (Note F)	78,702	60,062	50,230
Acquisition and closing related expenses - (Note A)	25,572	-	-
Total Operating Expenses	872,367	774,382	835,269
Operating Income	125,299	122,168	113,451

Other Income and (Deductions), net (Note F), (Note H)	17,262	5,586	3,626

Interest Charges, net
Interest on long-term debt	50,357	37,297	29,564
Other interest, net (Note F)	1,553	1,286	2,858
	51,910	38,583	32,422
Amortization of debt expense and redemption premiums	1,788	1,817	1,730
Total Interest Charges, net	53,698	40,400	34,152

Income Before Income Taxes, Equity Earnings	88,863	87,354	82,925

Income Taxes (Note E)	35,284	33,096	34,572

Income Before Equity Earnings	53,579	54,258	48,353
Income (Loss) from Equity Investments	1,278	59	(205)

Net Income	54,857	54,317	48,148
Less:
Preferred Stock Dividends of
Subsidiary, Noncontrolling Interests	3	-	-

Net Income attributable to UIL Holdings	$54,854	$54,317	$48,148

Average Number of Common Shares Outstanding - Basic	35,722	28,027	25,114
Average Number of Common Shares Outstanding - Diluted	36,083	28,273	25,477

Earnings Per Share of Common Stock - Basic:	$1.53	$1.94	$1.92

Earnings Per Share of Common Stock - Diluted:	$1.52	$1.93	$1.89

Cash Dividends Declared per share of Common Stock	$1.728	$1.728	$1.728

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2010, 2009 and 2008
(Thousands of Dollars)

	2010	2009	2008

Net Income	$54,857	$54,317	$48,148
Other Comprehensive Income	166	-	28
Less:
Preferred Stock Dividends of
Subsidiary, Noncontrolling Interests	3	-	-
Comprehensive Income	$55,020	$54,317	$48,176

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

Table of Content

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2010, 2009 and 2008
(Thousands of Dollars)

	2010	2009	2008
Cash Flows From Operating Activities
Net income attributable to UIL Holdings	$54,854	$54,317	$48,148
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	115,489	99,933	82,186
Deferred income taxes	57,038	(6,541)	(7,331)
Stock-based compensation expense (Note A)	4,080	3,570	3,771
Pension expense	28,811	22,313	10,617
Undistributed (earnings) losses in equity investments	(1,440)	(116)	310
Other non-cash items, net	(13,776)	(13,790)	(7,343)
Changes in:
Utility accounts receivable, net	(62,370)	2,808	5,478
Unbilled revenues and other accounts receivable	(9,830)	1,969	(8,598)
Natural gas in storage	23,553	-	-
Accounts payable	25,209	(3,683)	(6,379)
Interest accrued	8,954	1,728	860
Taxes accrued	(29,598)	(77)	18,910
Accrued liabilities	7,962	5,908	4,059
Other assets	(4,626)	1,662	(2,546)
Other liabilities	3,789	2,106	(407)
Total Adjustments	153,245	117,790	93,587
Net Cash provided by Operating Activities	208,099	172,107	141,735

Cash Flows from Investing Activities
Acquisition of Gas Companies, net of cash acquired	(856,952)	-	-
Related party note receivable (Note H)	(9,750)	(72,230)	(35,543)
Plant expenditures including AFUDC debt	(203,530)	(123,574)	(215,728)
Investment in GenConn	(6,000)	-	-
Changes in restricted cash	1,297	7,379	(10,871)
Other	(114)	1,043	741
Net Cash (used in) Investing Activities	(1,075,049)	(187,382)	(261,401)

Cash Flows from Financing Activities
Issuances of common stock	502,220	92,225	2,652
Issuances of long-term debt	556,109	182,773	150,000
Payments on long-term debt	(59,826)	(55,286)	(129,286)
Line of credit borrowings (repayments)	2,100	(148,000)	133,000
Payment of common stock dividend	(51,836)	(47,678)	(43,463)
Other	(6,805)	(1,220)	(277)
Net Cash provided by Financing Activities	941,962	22,814	112,626

Unrestricted Cash and Temporary Cash Investments:
Net change for the period	75,012	7,539	(7,040)
Balance at beginning of period	15,269	7,730	14,770
Balance at end of period	90,281	15,269	7,730

Cash paid during the period for:
Interest (net of amount capitalized)	$33,395	$34,977	$30,290
Income taxes	$34,600	$44,009	$46,074

Non-cash investing activity:
Plant expenditures included in ending accounts payable	$54,492	$30,054	$27,676
Related party note receivable (Note H)	$55,540	$-	$-
Equity investment in Related Party (Note H)	$(55,540)	$-	$-

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

Table of Content

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET
December 31, 2010 and 2009

ASSETS
(In Thousands)

	2010	2009
Current Assets
Unrestricted cash and temporary cash investments	$90,281	$15,269
Restricted cash	2,399	3,695
Electric distribution and transmission accounts receivable less allowance of $3,600 and $4,500, respectively	93,702	81,861
Gas distribution accounts receivable less allowance of $6,971	112,290	-
Other accounts receivable	28,181	11,980
Unbilled revenues	81,659	48,375
Current regulatory assets	115,848	59,040
Natural gas in storage, at average cost	108,080	-
Materials and supplies, at average cost	6,755	4,553
Deferred income taxes	24,039	4,410
Refundable taxes, net	10,165	-
Prepayments	16,690	3,891
Current portion of derivative assets (Note A), (Note K)	6,057	2,738
Other current assets	1,275	882
Total Current Assets	697,421	236,694

Other investments
Equity investment in Related Party (Note H)	62,786	1
Other	22,931	10,658
Total Other investments	85,717	10,659

Net Property, Plant and Equipment	2,327,450	1,153,001

Regulatory Assets (future amounts due from customers through the ratemaking process)	925,889	676,428

Deferred Charges and Other Assets
Unamortized debt issuance expenses	19,238	6,613
Related party note receivable (Note H)	61,983	107,773
Other long-term receivable	1,281	2,186
Derivative assets (Note A), (Note K)	28,131	27,956
Goodwill (Note N)	298,890	-
Other	9,433	450
Total Deferred Charges and Other Assets	418,956	144,978

Total Assets	$4,455,433	$2,221,760

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

Table of Content

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET
December 31, 2010 and 2009

LIABILITIES AND CAPITALIZATION
(In Thousands)

	2010	2009
Current Liabilities
Line of credit borrowings	$7,000	$-
Current portion of long-term debt	154,114	58,256
Accounts payable	199,816	90,470
Dividends payable	21,801	12,930
Accrued liabilities	80,488	41,740
Current regulatory liabilities	53,601	23,624
Interest accrued	22,868	8,774
Taxes accrued	-	4,718
Current portion of derivative liabilities (Note A), (Note K)	13,246	2,822
Total Current Liabilities	552,934	243,334

Noncurrent Liabilities
Pension accrued	265,564	140,454
Connecticut Yankee contract obligation	17,175	20,694
Other post-retirement benefits accrued	89,813	47,302
Derivative liabilities (Note A), (Note K)	129,560	159,271
Other	75,119	6,965
Total Noncurrent Liabilities	577,231	374,686

Deferred Income Taxes (future tax liabilities owed to taxing authorities)	354,164	273,558

Regulatory Liabilities (future amounts owed to customers through the ratemaking process)	382,366	82,457

Commitments and Contingencies (Note J)

Capitalization (Note B)
Long-term debt, net of unamortized discount and premiun	1,511,768	673,549

Preferred Stock of Subsidiary
Redeemable preferred stock, noncontrolling interests	828	-

Common Stock Equity
Common stock	927,494	422,008
Paid-in capital	17,026	14,859
Retained earnings	131,456	137,309
Accumulated other comprehensive (loss)	166	-
Net Common Stock Equity	1,076,142	574,176

Total Capitalization	2,588,738	1,247,725

Total Liabilities and Capitalization	$4,455,433	$2,221,760

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

Table of Content

UIL HOLDINGS CORPORATION
Consolidated Statement of Changes in Shareholders' Equity
December 31, 2010, 2009 and 2008
(Thousands of Dollars)

						Accumulated
				Unearned		Other
	Common Stock		Paid-in	ESOP	Retained	Comprehensive
	Shares (a)	Amount	Capital	Equity	Earnings	Income (Loss)	Total
Balance as of December 31, 2007	25,032,275	$325,318	$12,582	$(1,662)	$128,081	$(28)	$464,291

Net income for 2008					48,148		48,148
Cash dividends on common stock - $1.728 per share					(43,533)		(43,533)
Issuance of 114,022 shares common stock - no par value	95,432	3,506					3,506
Stock based compensation			845				845
Other comprehensive income (net of deferred tax benefit of $19)						28	28
Allocation of benefits - ESOP	46,567		344	950			1,294
Balance as of December 31, 2008	25,174,274	$328,824	$13,771	$(712)	$132,696	$-	474,579

Net income for 2009					54,317		54,317
Cash dividends on common stock - $1.728 per share					(49,704)		(49,704)
Issuance of 4,655,565 shares common stock - no par value	4,767,306	93,184					93,184
Stock based compensation			996				996
Allocation of benefits - ESOP	34,926		92	712			804
Balance as of December 31, 2009	29,976,506	$422,008	$14,859	$-	$137,309	-	574,176

Net income for 2010					54,857		54,857
Cash dividends on common stock - $1.728 per share					(60,707)		(60,707)
Preferred stock dividends of subsidiary, noncontrolling interests					(3)		(3)
Issuance of 20,513,492 shares common stock - no par value	20,528,945	505,486					505,486
Stock based compensation			2,167				2,167
Other comprehensive income (net of deferred tax benefit of $111)						166	166
Balance as of December 31, 2010	50,505,451	$927,494	$17,026	$-	$131,456	$166	$1,076,142

(a) There were 75,000,000 shares authorized in both 2010 and 2009

The accompanying Notes to Consolidated Financial
Statements are an integral part of the financial statements.

Table of Content

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A)  STATEMENT OF ACCOUNTING POLICIES

UIL Holdings is headquartered in New Haven, Connecticut, where its senior management maintains offices and is responsible for overall planning, operating and financial functions.  The primary business of UIL Holdings Corporation (UIL Holdings) is ownership of its operating regulated utilities.  The utility businesses consist of the electric transmission and distribution operations of The United Illuminating Company (UI) and the natural gas transportation, distribution and sales operations  of The Southern Connecticut Gas Company (SCG), a subsidiary of Connecticut Energy Corporation, (CEC), Connecticut Natural Gas Corporation (CNG), a subsidiary of CTG Resources, Inc., (CTG), and The Berkshire Gas Company (Berkshire), a subsidiary of Berkshire Energy Resources, (BER, and together with SCG, CNG, Berkshire, CEC and CTG, the Gas Companies).  CEC, CTG and BER are holding companies whose sole business is ownership of their respective operating regulated gas utility.  The Gas Companies were acquired by UIL Holdings on November 16, 2010 for a purchase price of $1.296 billion (the Acquisition).  See Note (N) “Acquisition” of this Form 10-K for a further discussion of the Acquisition.

UI is also a 50-50 joint venturer, together with NRG Energy, Inc., in GenConn Energy LLC (GenConn), a project selected to build and operate new peaking generation plants to help address Connecticut’s need for power generation during the heaviest load periods.

Accounting Records

The accounting records of UIL Holdings are maintained in conformity with generally accepted accounting principles in the United States of America (GAAP).

The accounting records for UI and the Gas Companies are also maintained in accordance with the uniform systems of accounts prescribed by the Federal Energy Regulatory Commission (FERC), the Connecticut Department of Public Utility Control (DPUC) and the Massachusetts Department of Public Utilities (DPU).

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

Regulatory Accounting

Generally accepted accounting principles for regulated entities in the United States of America allow UIL Holdings’ regulated subsidiaries to give accounting recognition to the actions of regulatory authorities in accordance with the provisions of Accounting Standards Codification (ASC) 980 “Regulated Operations.”  In accordance with ASC 980, UIL Holdings’ regulated utilities have deferred recognition of costs (a regulatory asset) or have recognized obligations (a regulatory liability) if it is probable that such costs will be recovered or obligations relieved in the future through the ratemaking process.  UIL Holdings’ regulated utilities are allowed to recover all such deferred costs through its regulated rates.  See Note (C), “Regulatory Proceedings,” for a discussion of the recovery of certain deferred costs, as well as a discussion of the regulatory decisions that provide for such recovery.

Table of Content

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (continued)

In addition to the Regulatory Assets and Liabilities identified on the Consolidated Balance Sheet and described below, there are other regulatory assets and liabilities such as certain deferred tax liabilities.  UI also has obligations under long-term power contracts, the recovery of which is subject to regulation.  If UIL Holdings’ regulated utilities, or a portion of their assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs would be required in the year in which such criteria are no longer met (if such deferred costs are not recoverable in the portion of the business that continues to meet the criteria for application of ASC 980).  UIL Holdings expects its regulated utilities to continue to meet the criteria for application of ASC 980 for the foreseeable future.  If a change in accounting were to occur, it could have a material adverse effect on the regulated utilities’ earnings and retained earnings in that year and could also have a material adverse effect on their on going financial condition.

UIL Holdings’ regulatory assets and liabilities as of December 31, 2010 and 2009 included the following:

	Remaining	December 31,	December 31,
	Period	2010	2009
		(In Thousands)
Regulatory Assets:
Nuclear plant investments – above market	(a)	$293,388	$313,833
Income taxes due principally to book-tax differences	(b)	11,910	36,635
Connecticut Yankee	6 years	17,175	20,695
Unamortized redemption costs	12 to 24 years	13,708	14,510
CTA deferral amortization	(a)	-	7,874
Pension and other post-retirement benefit plans	(c)	351,610	169,234
Environmental remediation costs	4 to 5 years	17,285	-
Customer rate surcharge	(i)	12,816	-
Low income program	(j)	40,674	-
Debt premium	1 to 27 years	56,865	-
Purchased gas	(k)	23,330	-
Deferred income taxes	(l)	5,859	-
Unfunded future income taxes	(l)	25,684	-
Contracts for differences	(d)	114,662	137,730
Deferred pension and other post-retirement expense	(f)	944	10,232
Distribution retail revenue decoupling	(g)	-	5,286
Excess generation service charge	(e)	8,711	-
Deferred transmission income	(h)	-	8,973
Other	(b)	47,116	10,466
Total regulatory assets		1,041,737	735,468
Less current portion of regulatory assets		115,848	59,040
Regulatory Assets, Net		$925,889	$676,428

Regulatory Liabilities:
Accumulated deferred investment tax credits	33 years	$4,905	$5,051
Deferred gain on sale of property	(a)	37,798	37,798
Middletown/Norwalk local transmission network service collections	41 years	23,121	23,695
Pension and other post-retirement benefit plans	4 to 12 years	33,685	-
Deferred income taxes	(l)	29,793	-
Asset retirement obligation	(m)	5,690	-
Purchased gas	< 1 year	8,217	-
Unfunded future income taxes	(l)	163	-
Excess generation service charge	(e)	-	19,506
Asset removal costs	(b)	219,121	1,993
Distribution retail revenue decoupling	(g)	756	-
Deferred transmission expense	(h)	27,036	-
Other	(b)	45,682	18,038
Total regulatory liabilities		435,967	106,081
Less current portion of regulatory liabilities		53,601	23,624
Regulatory Liabilities, Net		$382,366	$82,457

Table of Content

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (continued)

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
(h) Regulatory asset or liability which defers transmission income or expense and fluctuates based upon actual revenues and revenue requirements.
(i) Deferral of revenue received for excess refund of overearnings. Recovery not yet defined.
(j) Various hardship and payment plan programs approved for recovery.
(k) Deferred purchase gas costs balances at the end of the rate year are normally recorded/returned in the next year.
(l) The balance will be extinguished when the asset or liability has been realized or settled, respectively.
(m) The liability will be extinguished simultaneous with the retirement of the assets and settlement of the corresponding asset retirement obligation.

Derivatives

UIL Holdings’ regulated subsidiaries are party to contracts and involved in transactions that have been determined to be derivatives and are discussed below.

The fair value of the gross derivative assets and liabilities as of December 31, 2010 and 2009 were as follows:

	December 31, 2010
	(In Thousands)

		Deferred Charges	Current	Noncurrent
	Current Assets	and Other Assets	Liabilities	Liabilities

Derivative assets/(liabilities), gross	$6,057	$28,131	$13,246	$129,560

	December 31, 2009
	(In Thousands)

		Deferred Charges	Current	Noncurrent
	Current Assets	and Other Assets	Liabilities	Liabilities

Derivative assets/(liabilities), gross	$2,738	$27,956	$2,822	$159,271

Contracts for Differences (CfDs)

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

Table of Content

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (continued)

between a forward market price and the contract price.  As directed by the DPUC, UI executed two of the contracts and CL&P executed the other two contracts.  The cost of the contracts will be paid by customers and will be subject to a cost-sharing agreement whereby approximately 20% of the cost is borne by UI customers and approximately 80% by CL&P customers.

The DPUC has determined that costs associated with these CfDs will be recoverable by UI and CL&P, and in accordance with ASC 980 “Regulated Operations”, UI has deferred recognition of costs (a regulatory asset) or obligations (a regulatory liability).  The CfDs are marked-to-market in accordance with ASC 815.  For those CfDs signed by CL&P, UI records its approximate 20% portion of CL&P’s derivative, pursuant to the sharing agreement noted above.  As of December 31, 2010, UI has recorded a gross derivative asset of $34.2 million ($5.7 million related to its portion of CL&P’s derivative assets), a regulatory asset of $114.7 million, a gross derivative liability of $142.8 million ($107.6 million related to its portion of CL&P’s derivative liabilities) and a regulatory liability of $6.1 million in the accompanying Consolidated Balance Sheet.  See Note (K) “Fair Value of Financial Instruments” for additional CfD information.

On February 7, 2010, an explosion occurred at the construction site of the nearly completed 620-megawatt plant being built by Kleen Energy Systems, LLC (Kleen), one of the four capacity resources selected by the DPUC to create new or incremental capacity resources described above.  As noted above, CL&P has executed CfDs with two of the selected projects, including the Kleen project.  The CfD with Kleen is subject to the sharing agreement between UI and CL&P whereby UI pays 20% of the costs and obtains 20% of the benefits of the contract.  Kleen continues to rebuild its facility in the wake of the explosion. On February 11, 2011, in response to a Notice of Request for Information from CL&P, Kleen reported to CL&P that Commercial Operation will not occur on April 19, 2011, as was previously reported, because start-up commissioning and testing have yet to be completed.  Kleen will provide CL&P with a revised schedule when it is completed by its contractor.  The actual commencement date of payments under the CfD will remain subject to uncertainty until Commercial Operation is attained.

During 2010, UIL Holdings adjusted a probability assumption in its expected cash flow analysis based on management’s assessment of the probability of the project reaching commercial operation which significantly reduced the fair value of the related regulatory asset and derivative liability on its Consolidated Balance Sheet.  A subsequent increase in 2010 to the same assumption resulted in a corresponding increase in the related regulatory asset and derivative liability.  These changes did not have an impact on UIL Holdings’ Consolidated Statement of Income.

The unrealized gains and losses from mark-to-market adjustments to derivatives recorded in regulatory assets or regulatory liabilities for the years ended December 31, 2010 and 2009 were as follows:

	Year Ended
	December 31,
	2010	2009
	(In Thousands)

Regulatory Assets - Derivative assets	$(23,022)	$49,421

Regulatory Liabilities - Derivative liabilities	$584	$(1,515)

The adjustments to the expected cash flow analysis, as discussed above, resulted in changes in UI’s projected derivative liability relating to UI’s CfD with Kleen.  The changes in this derivative liability were the primary reasons for the unrealized gain during the year ended December 31, 2010.

Table of Content

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (continued)

Weather Derivative Contracts

To provide financial protection from dramatic weather fluctuations, CNG entered into a weather derivative contract for the winter period November 1, 2010 through April 30, 2011.  According to the terms of the derivative contract, if temperatures are warmer than normal for the contract period CNG will receive payment, up to the maximum amount allowed under the contract of $3.0 million; but if temperatures are colder than normal for the contract period, CNG will make payment of up to a maximum of $2.0 million.  The premium paid is amortized over the term of the contract.  The value of the derivative is carried on the balance sheet as a derivative asset with changes in value recorded to the income statement as Other (Income) or Other Deductions.  The fair value of the derivative asset totaled $0.3 million at December 31, 2010.

Property, Plant and Equipment

The cost of additions to property, plant and equipment and the cost of renewals and betterments are capitalized.  Cost consists of labor, materials, services and certain indirect construction costs, including an allowance for funds used during construction (AFUDC).  The costs of current repairs, major maintenance projects and minor replacements are charged to appropriate operating expense accounts as incurred.  The original cost of utility property, plant and equipment retired or otherwise disposed of and the cost of removal, less salvage, are charged to the accumulated provision for depreciation.

UI and the Gas Companies accrue for estimated costs of removal for certain of their plant-in-service.  Such removal costs are included in the approved rates used to depreciate these assets.  At the end of the service life of the applicable assets, the accumulated depreciation in excess of the historical cost of the asset provides for the estimated cost of removal.  In accordance with ASC 410 “Asset Retirement and Environmental Obligations”, the accrued costs of removal have been recorded as a regulatory liability.  Accrued costs of removal as of December 31, 2010 and 2009 were $219.1 million and $2.0 million, respectively.  The increase in the 2010 balance was primarily due to the accrued costs of removal at the Gas Companies that was acquired as part of the Acquisition.

UIL Holdings’ property, plant and equipment as of December 31, 2010 and 2009 were comprised as follows:

	2010	2009
	(In Thousands)

Electric distribution plant	$777,916	$699,866
Electric transmission plant	489,223	493,095
Gas distribution plant	1,267,279	-
Software	129,202	91,289
Land	39,008	31,514
Other plant	241,595	93,047
Total property, plant & equipment	2,944,223	1,408,811
Less accumulated depreciation	859,461	379,951
	2,084,762	1,028,860
Construction work in progress	242,688	124,141
Net property, plant & equipment	$2,327,450	$1,153,001

Asset Retirement Obligations

The fair value of the liability for an asset retirement obligation (ARO) and/or a conditional ARO is recorded in the period in which it is incurred and the cost is capitalized by increasing the carrying amount of the related long-lived asset.  The liability is adjusted to its present value periodically over time, and the capitalized cost is depreciated over the useful

Table of Content

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (continued)

life of the related asset.  Upon settlement, the obligation is settled either at its recorded amount or a gain or a loss is incurred.  Any timing differences between rate recovery and depreciation expense are deferred as either a regulatory asset or a regulatory liability.

The term conditional ARO refers to an entity's legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  If an entity has sufficient information to reasonably estimate the fair value of the liability for a conditional ARO, it must recognize that liability at the time the liability is incurred.

As of December 31, 2010, UIL Holdings’ ARO, including estimated conditional AROs, was $17.8 million and consisted primarily of obligations related to removal or retirement of asbestos, polychlorinated biphenyl (PCB) contaminated equipment, gas pipeline and cast iron gas mains.  The long-lived assets associated with the AROs are gas storage property, distribution property and other property.  As of December 31, 2009, UIL Holdings’ ARO was $0.2 million.

Allowance for Funds Used During Construction

In accordance with the uniform systems of accounts, the Company capitalizes AFUDC, which represents the approximate cost of debt and equity capital devoted to plant under construction.  The portion of the allowance applicable to borrowed funds and the allowance applicable to equity funds are presented as other income in the Consolidated Statement of Income.  Although the allowance does not represent current cash income, it has historically been recoverable under the ratemaking process over the service lives of the related properties.  Weighted-average AFUDC rates for 2010, 2009 and 2008 were 6.65%, 2.44% and 6.89%, respectively.  The decrease in the 2009 rate was primarily due to a decrease in the balance of plant under construction from 2008 to 2009 as well as a decrease in the average short-term interest rate.

Depreciation

Provisions for depreciation on utility plant for book purposes are computed on a straight-line basis, using estimated service lives.  For utility plant other than software, service lives are determined by independent engineers and subject to review and approval by the DPUC and DPU.  Software service life is based upon management’s estimate of useful life.  The aggregate annual provisions for depreciation for the years 2010, 2009 and 2008 were approximately 3.6%, 3.7%, and 3.5%, respectively, of the original cost of depreciable property.
                                                                                                                                                                                                                                                                                                                                                                                                                                                                Income Taxes

In accordance with ASC 740 “Income Taxes”, UIL Holdings has provided deferred taxes for all temporary book-tax differences using the liability method.  The liability method requires that deferred tax balances be adjusted to reflect enacted future tax rates that are anticipated to be in effect when the temporary differences reverse.  In accordance with generally accepted accounting principles for regulated industries, UIL Holdings’ regulated subsidiaries have established a regulatory asset for the net revenue requirements to be recovered from customers for the related future tax expense associated with certain of these temporary differences.  For ratemaking purposes, UIL Holdings’ regulated subsidiaries normalize all investment tax credits (ITCs) related to recoverable plant investments.

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

Table of Content

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (continued)

Goodwill

UIL Holdings may be required to recognize an impairment of goodwill in the future due to market conditions or other factors related to its results of operations and performance. Those market events could include a decline in the forecasted results in the company business plan, significant adverse rate case results, changes in capital investment budgets or changes in interest rates that could permanently impair the fair value of a reporting unit.  Recognition of impairments of a significant portion of goodwill would negatively affect reported results of operations and total capitalization, the effect of which could be material and could make it more difficult to maintain credit ratings, secure financing on attractive terms, maintain compliance with debt covenants and meet expectations of regulators.

An annual goodwill impairment test is performed each year and the test will be updated between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. The annual analysis of the potential impairment of goodwill is a two step process.  Step one of the impairment test consists of comparing the fair values of reporting units with their aggregate carrying values, including goodwill.  If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, step two must be performed to determine the amount, if any, of the goodwill impairment loss.  If the carrying amount is less than fair value, further testing of goodwill impairment is not performed.

Step two of the goodwill impairment test consists of comparing the implied fair value of the reporting unit’s goodwill against the carrying value of the goodwill.  Determining the implied fair value of goodwill requires the valuation of a reporting unit’s identifiable tangible and intangible assets and liabilities as if the reporting unit had been acquired in a business combination on the testing date. The difference between the fair value of the entire reporting unit as determined in step one and the net fair value of all identifiable assets and liabilities represents the implied fair value of goodwill.  A goodwill impairment charge, if any, would be the difference between the carrying amount of goodwill and the implied fair value of goodwill upon the completion of step two.

Revenues

Regulated utility revenues are based on authorized rates applied to each customer.  These retail rates are approved by regulated bodies and can be changed only through formal proceedings.

UI utilizes a customer accounting software package integrated with the network meter reading system to estimate unbilled revenue on a customer-by-customer basis, utilizing actual daily meter readings at the end of each month to calculate consumption and pricing for each customer.  A significant portion of utility retail kilowatt-hour consumption is read through the network meter reading system.  For those customers still requiring manual meter readings, consumption is estimated based upon historical usage and actual pricing for each customer.

For the Gas Companies, unbilled revenues represent estimates of receivables for products and services provided but not yet billed. The estimates are determined based on various assumptions, such as current month energy load requirements, billing rates by customer classification and weather.

Changes in those assumptions could significantly affect the estimates of unbilled revenues.

Cash and Temporary Cash Investments

For cash flow purposes, UIL Holdings considers all highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash and temporary cash investments.

Table of Content

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (continued)

Restricted Cash

UI’s restricted cash at December 31, 2010 and 2009 totaled $2.4 million and $3.7 million, respectively, which primarily relates to Electric Distribution and Transmission capital projects, which have been withheld by UI and will remain in place until the verification of fulfillment of contractor obligations.

Equity Investments

UI’s investment in the Connecticut Yankee Atomic Power Company (Connecticut Yankee), a retired nuclear generating company in which UI has a 9.5% stock interest, is accounted for on an equity basis.  This net investment amounted to $0.2 million and $0.3 million at December 31, 2010 and 2009, respectively.  UI received a dividend from Connecticut Yankee in April 2009 and a stock redemption of $0.6 million in October 2009.  The Connecticut Yankee nuclear unit was retired in 1996 and has been decommissioned.  See Note (J), “Commitments and Contingencies - Connecticut Yankee Atomic Power Company.”

In February 2008, UI and an NRG affiliate formed GenConn Energy LLC (GenConn), a 50-50 joint venture, for the purpose of constructing peaking generation in Connecticut.  UI’s investment in GenConn is being accounted for as an equity investment, the carrying value of which was $62.8 million and an immaterial amount as of December 31, 2010 and 2009, respectively.  Upon GenConn Middletown’s attainment of commercial operation, which is scheduled for June 2011, outstanding amounts loaned by UI to GenConn, which total $61.8 million at December 31, 2010, will be converted to equity.

On September 29, 2010, GenConn Devon reached its completion date, as it is described in connection with the EBL, upon which the portion of amounts borrowed for GenConn Devon were due to be repaid.  Accordingly, UI repaid $55.5 million under the EBL.  The loans UI had made for the construction of the GenConn Devon facility of approximately $55.5 million were converted into equity in September 2010.

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

ASC 360 also requires that rate-regulated companies recognize an impairment loss when a regulator excludes all or part of a cost from rates, even if the regulator allows the company to earn a return on the remaining costs allowed.  Under this standard, the probability of recovery and the recognition of regulatory assets under the criteria of ASC 980 must be assessed on an ongoing basis.  As described in ASC 980 earlier in this section, determination that certain regulatory assets no longer qualify for accounting as such could have a material impact on the financial condition of  UI, the Gas Companies and UIL Holdings.  At December 31, 2010, UI and the Gas Companies, as rate-regulated entities, did not have any assets that were impaired under this standard.

ASC 323 "Investments" requires that a loss in the value of an investment that is other than a temporary decline should be recognized. In accordance with ASC 323, UIL Holdings reviews its investments accounted for by the equity method for impairment by identifying and measuring losses in the value based upon a comparison of fair value to carrying value.  At December 31, 2010, UIL Holdings did not have any equity investments that were impaired under this standard.

Table of Content

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (continued)

Earnings per Share

The following table presents a reconciliation of the basic and diluted earnings per share calculations for the years 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
	(In Thousands, except per share amounts)

Numerator:
Net income attributable to UIL Holdings	$54,854	$54,317	$48,148
Less: Net income allocated to unvested units	149	84	54
Net income attributable to common shareholders	$54,705	$54,233	$48,094

Denominator:
Basic average number of shares outstanding	35,722	28,027	25,114
Effect of dilutive securities	361	246	363
Diluted average number of shares outstanding	36,083	28,273	25,477

Earnings per share:
Basic	$1.53	$1.94	$1.92
Diluted	$1.52	$1.93	$1.89

Options to purchase 98,079, 140,152 and 316,035 shares of common stock were outstanding during 2010, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares during such period.

Stock-Based Compensation

Certain members of management have the opportunity to earn a pre-determined number of performance shares, the number of which is predicated upon the achievement of various pre-defined performance measures over a three-year period.  These performance shares were issued under the UIL Holdings 1999 Amended and Restated Stock Plan prior to 2009 and are now issued under the UIL Holdings 2008 Stock and Incentive Compensation Plan (2008 Stock Plan).  Each award of performance shares vests at the end of a three-year cycle with the actual issuance of UIL Holdings’ common stock in respect of such performance shares following the end of each three-year cycle.  A new three-year cycle begins in January of each year.

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

Table of Content

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (continued)

In March 2010, UIL Holdings granted a total of 2,789 shares of restricted stock to its President and Chief Executive Officer (CEO) under the 2008 Stock Plan and in accordance with his employment agreement; the average of the high and low market price on the date of grant was $28.24 per share.  Compensation expense for this restricted stock is recorded ratably over the five-year vesting period for such restricted stock.

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

In May 2010, UIL Holdings granted 2,996 shares of restricted stock to its Vice President – Information Technology and Chief Information Officer.  The average of the high and low market price on the date of grant was $26.70 per share.  Compensation expense for this restricted stock is recorded ratably over the two-year vesting period for such restricted stock.

In December 2010, UIL Holdings granted a total of 18,949 shares of restricted stock to various officers and senior employees. The shares to each recipient vest on the third anniversary of the grant provided the recipient has been continuously employed by UIL Holdings prior to the vesting date.  The average of the high and low market price on the date of grant was $29.91 per share.  Compensation expense for this restricted stock is recorded ratably over the three-year vesting period for such restricted stock.

Total stock-based compensation expense for the years ended December 31, 2010, 2009 and 2008 was $4.1 million, $3.6 million and $3.8 million, respectively.

New Accounting Standards

In December 2010, the FASB issued updated guidance to ASC 350 “Intangibles—Goodwill and Other” which amends the guidance related to the timing of performing Step 2 of the goodwill impairment test described above under “Goodwill”.  The amended guidance affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  Early adoption is not permitted.  This guidance is not expected to have an impact on UIL Holdings’ consolidated financial statements.

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

Table of Content

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (continued)

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

Amended consolidation guidance applicable to variable interest entities (VIEs) became effective as of January 1, 2010, for interim periods within that first annual reporting period, and for interim and annual periods thereafter.  As a result of implementing this guidance, UIL Holdings determined that it is not currently required to consolidate any VIEs with which it is associated and therefore, this guidance did not have an impact on UIL Holdings’ Consolidated Balance Sheet, Consolidated Statement of Income or Consolidated Statement of Cash Flows.  As of December 31, 2010, UIL Holdings had identified Connecticut Yankee Atomic Power Company (Connecticut Yankee) and GenConn as VIEs, which were not subject to consolidation as UIL Holdings is not the primary beneficiary because it does not have a controlling financial interest, as defined in ASC 810, in either VIE.  For further discussion of GenConn, see Note (C) “Regulatory Proceedings – Generation.”  For further discussion of Connecticut Yankee, see Note (J) “Commitments and Contingencies.”

B)  CAPITALIZATION

Common Stock

UIL Holdings had 50,443,083 shares of its common stock, no par value, outstanding as of December 31, 2010 and 29,929,591 shares of its common stock, no par value, outstanding at December 31, 2009.  Not included in such shares were 62,368 and 46,915 shares of restricted stock as of December 31, 2010 and 2009, respectively, that are recognized as outstanding for purposes of calculating basic earnings per share due to such shares being the net of the amount of deferred vested restricted stock, less the amount of non-deferred unvested restricted stock.

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

On May 20, 2009, UIL Holdings priced a public offering of 4,000,000 shares of common stock at $21.00 per share.  On May 29, 2009, the underwriters of this public offering of common stock exercised their over-allotment option to purchase an additional 600,000 common shares on the same terms.  Net proceeds of the offering, including the over-allotment option, were $91.4 million, after expenses and underwriting discounts, and were accounted for as an addition to common stock on the consolidated balance sheet.  UIL Holdings used these proceeds to pay down short-term debt and for general corporate purposes.

Table of Content

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (continued)

Stock option transactions for 2010, 2009 and 2008 are as follows:
				Average
	Number		Option Price	Exercise
	of Options		per Share	Price
Balance - December 31, 2007	457,248		$21.68-$34.52	$31.40
Granted	-		N/A	N/A
Forfeited	(7,500)		N/A	N/A
Exercised	(46,276)		$21.68-$27.11	$25.19
Balance – December 31, 2008	403,472		$21.68-$34.52	$32.07
Granted	-		N/A	N/A
Forfeited	(234,971)		N/A	N/A
Exercised	-		N/A	N/A
Balance – December 31, 2009	168,501		$21.68-$34.51	$30.32
Granted	-		N/A	N/A
Forfeited	(3,202)		N/A	N/A
Exercised	(30,305)		$21.68-$23.64	N/A
Balance – December 31, 2010	134,994		$21.68-$34.51	$31.70

Exercisable at December 31, 2008	403,472		$21.68-$34.52	$32.07
Exercisable at December 31, 2009	168,501		$21.68-$34.51	$30.32
Exercisable at December 31, 2010	134,994	(1)	$21.68-$34.51	$31.70

(1) The intrinsic value of exercisable stock options at December 31, 2010 was $0.1 million.

As of December 31, 2010, 2009 and 2008, the weighted-average remaining contractual lives for those options outstanding were 1.3 years, 2.0 years, and 2.5 years, respectively.

As of December 31, 2010, total stock option compensation costs were zero, performance share costs were $1.8 million, and restricted stock costs related to non-vested awards not yet recognized were $1.7 million.  The weighted-average period over which the stock option compensation costs, performance-share cost, and restricted stock cost will be recognized is zero months, 8 months, and 14 months, respectively.

Cash received from options exercised under all share-based payment arrangements for the years ended December 31, 2010, 2009 and 2008, was $0.7 million, zero, and $1.2 million, respectively.  The actual tax benefit realized for the tax deductions from the exercises totaled $0.1 million, zero, and $0.2 million, respectively.

The shares issued to non-employee directors are drawn from the Non-Employee Director Common Stock and Deferred Compensation Plan or the 2008 Stock and Incentive Compensation Plan.   Employee performance shares and options were drawn from the 1999 Amended and Restated UIL Holdings Corporation Stock Plan until 2009, and are now drawn from the 2008 Stock and Incentive Compensation Plan.

Redeemable Preferred Stock of Subsidiaries, Noncontrolling Interests

The redeemable preferred stock of subsidiaries are noncontrolling interests because they contain a feature that allows the holders to elect a majority of the subsidiary’s board of directors if preferred stock dividends are in default in an amount equivalent to four full quarterly dividends.  Such a potential redemption-triggering event is not solely within the control of the subsidiary.

Table of Content

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (continued)

CNG has two series of cumulative preferred stock authorized, a 6.00% series and an 8.00% series.  The par value per share and the redemption price per share for the 6.00% series are $100.00 and $110.00, respectively.  There are 4,104 shares issued and outstanding on December 31, 2010.  The par value per share for CNG’s 8.00% non-callable preferred stock is $3.125 per share.  There were 108,706 shares issued and outstanding as of December 31, 2010.

Berkshire has one series of 4.8% cumulative preferred stock authorized. The redemption price per share (as well as the amount due on voluntary liquidation) is $100.00.  The provisions of the 4.8% cumulative preferred stock require Berkshire to offer to purchase up to 450 shares at par annually on September 15th.

At December 31, 2010, the consolidated redeemable preferred stock, noncontrolling interest was as follows:

		Redemption	Shares
	Par Value	Price	Issued and	Amount
Subsidiary and Series	Per Share	Per Share	Outstanding (1)	(Thousands)

CNG, 6.00%	$100	$110	4,104	$410
CNG, 8.00% Noncallable	$3.125	-	108,706	340
Berkshire, 4.8%	$100	$100	776	78
Total			113,586	$828

(1)
At December 31, 2010, CNG had 775,609 shares of $3.125 par value preferred stock and 9,994,964 shares of $100 par value preferred stock authorized but unissued.  As of December 31, 2010, Berkshire did not have any authorized but unissued preferred stock.

Table of Content

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (continued)

Long-Term Debt
	December 31,
	2010	2009
	(In Thousands)
UIL Holdings
7.23% Senior Notes, Series A, due 2011	$4,286	$8,572
7.38% Senior Notes, Series B, due 2011	45,000	45,000
4.625% Unsecured Senior Notes, due 2020	450,000	-

UI
Pollution Control Revenue Refunding Bonds:

5.75%, 1996 Series, due 2026 (1)	7,500	7,500
4.50% 2010 Series, due 2027 (2)	27,500	27,500
7.13%, 1997 Series, due 2027 (3)	71,000	71,000
6.88%, 2009 Series, due 2029 (4)	25,000	25,000
Auction Rate, 2003 Series, due 2033 (5)	64,460	64,460

Notes:

6.06% Senior Notes, Series A and B, due 2017	70,000	70,000
6.26% Senior Notes, Series C and D, due 2022	77,000	77,000
6.51% Senior Notes, Series E and F due 2037	28,000	28,000
6.46% Senior Notes , Series A and 6.51%, Senior Notes, Series B, due 2018	100,000	100,000
6.61% Senior Notes, Series C, due 2020	50,000	50,000
5.61% Senor Notes, due 2025	50,000	50,000
6.09% Senior Notes, due 2040	100,000	-

Equity Bridge Loan	61,783	107,773

Gas Companies
Senior Secured Notes:

6.59% Senior Secured Medium Term Note II, due 2011	30,000	N/A
7.50% Senior Secured Medium Term Note IV, due 2018	50,000	N/A
5.772% - 6.38 Senior Secured Medium Term Notes III, due 2025 - 2037	85,000	N/A
6.88% - 7.95% Senior Secured Medium Term Notes I, due 2026 - 2028	29,000	N/A
10.06% First Mortgage Bond Series P, due 2019	10,000	N/A

Unsecured Notes:

4.76% - 9.60% Senior Unsecured Notes, due 2011 - 2021	27,000	N/A
6.85 - 9.10% Unsecured Medium Term Notes, Series A, due 2012 - 2017	55,000	N/A
6.50% Unsecured Medium Term Note, Series D, due 2013	20,000	N/A
8.12% - 8.49% Unsecured Medium Term Notes, Series B, due 2014 - 2024	10,000	N/A
5.63% - 6.66% Unsecured Medium Term Notes, Series C, due 2035 - 2037	65,000	N/A

Long-Term Debt	1,612,529	731,805
Less: Current portion of long-term debt	154,114	58,256
Less: Unamortized discount	3,512	-
Plus: Unamortized premium	56,865	-
Net Long-Term Debt	$1,511,768	$673,549

Table of Content

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (continued)

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

(4)
The interest rate on these Bonds was fixed at 3.25% on February 5, 2003 for a four-year, 10-month period ending December 3, 2007.  On December 3, 2007, the interest rate was reset from 3.25% to 3.90% for a one-year period ending December 1, 2008.  On December 1, 2008, UI purchased the Bonds. On March 18, 2009 $25 million of tax-exempt bonds were refunded with the proceeds from the issuance of $25 million of new tax-exempt bonds, at a fixed interest rate of 6.875%, for a period of approximately three years to February 1, 2012

(5)	The interest rate on these Bonds is reset through an auction held every 35 days. On January 14, 2011, the interest rate on the Bonds was 0.523%.

The fair value of UIL Holdings’ long-term debt was $1.6 billion and $759.4 million as of December 31, 2010 and 2009, respectively, which was estimated by UIL Holdings based on market conditions.  The expenses to issue long-term debt are deferred and amortized over the life of the respective debt issue or the fixed interest-rate period in the case of Pollution Control Revenue Refunding Bonds.

Information regarding maturities and mandatory redemptions/repayments are set forth below:

	2011	2012	2013	2014	2015 & thereafter
(In Thousands)
Maturities	$145,523	$6,455	$41,455	$6,455	$1,412,641

On October 7, 2010, UIL Holdings issued, through a public offering, senior unsecured 4.625% notes in the principal amount of $450 million, due on October 1, 2020.  The notes were issued at a discounted price of 99.204%, resulting in net proceeds of $443.5 million.

On May 13, 2010, UI entered into a note purchase agreement with a group of institutional accredited investors providing for the sale of senior unsecured 6.09% notes in the principal amount of $100 million, due on July 27, 2040.  Such notes were issued on July 27, 2010.

On February 1, 2010, $27.5 million of tax-exempt bonds were refunded with the proceeds from the issuance of $27.5 million of new tax-exempt bonds, at a fixed interest rate of 4.5%, for a period of five years and five months.

In April 2009, UI closed on a bank financing in the amount of $121.5 million with a syndicate of banks (the Equity Bridge Loan or EBL), the proceeds of which are being used by UI to fund its commitments as a 50% owner of GenConn.  GenConn has directed $55.5 million of such amount to GenConn Devon LLC (GenConn Devon), and UI expects that GenConn will direct an amount between $63.0 million and $66.0 million borrowed under the EBL to GenConn Middletown LLC (GenConn Middletown), each of which is a wholly owned subsidiary of GenConn, for use in the construction of peaking generation facilities by those entities.  UI draws on this facility as needed to fund its commitments to GenConn as construction progresses.  On September 29, 2010, GenConn Devon reached its completion date, as it is described in connection with the EBL, upon which the portion of amounts borrowed for GenConn Devon were due to be repaid.  Accordingly, UI repaid $55.5 million under the EBL and made its equity investment of approximately $55.5 million in GenConn Devon in September 2010.  Borrowings under this facility as of December 31, 2010 were $61.8 million.  UI made equity investments for its 50% share in October and December of 2010, totaling $6 million, for the construction of the GenConn Middletown peaking generation facility.

Table of Content

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (continued)

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

(C)  REGULATORY PROCEEDINGS

Electric Distribution and Transmission

Rates

In rulings throughout 2009, the DPUC issued its final decision regarding UI’s application requesting an increase in distribution rates (the 2009 Decisions), the results of which included a $6.8 million increase in revenue requirements for 2009, compared to 2008.  Because a larger, previously approved increase in revenue requirements for 2009 had gone into effect January 1, 2009, UI returned approximately $1.0 million to ratepayers through a one-time adjustment in April 2009.

The 2009 Decisions provided for an allowed distribution return on equity of 8.75%, a decrease from the previously approved 9.75%, and a capital structure of 50% equity and 50% debt, compared to the previously approved 48% equity and 52% debt.  The 2009 Decisions continued the prior earnings sharing mechanism structure, applying to the new 8.75% allowed return, whereby 50% of any earnings over the allowed twelve month level is returned to customers and 50% is retained by UI.  Given the effective date of the 2009 Decisions, UI’s weighted average allowed distribution return on equity for 2009 was 8.84%.  Additionally, the 2009 Decisions provided for a two year pilot program for full decoupling of distribution revenues from sales, recovery of updated pension and postretirement expense for 2010, a partial reconciliation for the as-issued cost of new debt, and an additional increase in distribution revenue requirements of $19.4 million for 2010.

The 2009 Decisions also provided for the establishment of a regulatory asset to address the portion of the actual increase in pension and postretirement expense for 2009 and 2010 that was not included in rates.  For 2009, a $10.2 million regulatory asset was approved and established, for which full recovery in the 2010 rate year was subsequently approved by the DPUC.  In late 2009, the DPUC also approved the 2010 cash recovery of $11.4 million for UI’s estimated 2010 pension and postretirement expense not previously included in 2010 rates.

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

Table of Content

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (continued)

2010 rate year and until such time that a final decision is reached regarding whether to continue, modify or terminate the decoupling mechanism.  UI expects such determination to be made in connection with UI’s 2010 rate year decoupling results filing to be submitted to the DPUC by April 4, 2011.

In December 2010, UI received a letter ruling approving rates effective January 1, 2011 incorporating the above mentioned distribution rate changes along with previously approved changes to the Generation Services Charges (GSC), Non-Bypassable Federally Mandated Congestion Charges (NBFMCC), transmission and system benefits charge.  Additionally, last resort service GSC rates have been approved for the period through March 31, 2011.

Other Proceedings

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

UI files semi-annual true-ups with the DPUC regarding Bypassable Federally Mandated Congestion Charges (BFMCC) and NBFMCC.  These customer charges relate to “congestion costs” associated with not having adequate transmission infrastructure to move energy from the generating sources to the consumer and costs associated with ensuring adequate capacity on the electric system, such as peaking generation and capacity CfDs with generators.  These costs change from time to time and the semi-annual true-ups provide a mechanism for the electric distribution companies to adjust the charges to customers that allow the companies to recover the Federally Mandated Congestion Charges (FMCC).

Pension and Postretirement Expenses

In response to the Internal Revenue Service (IRS) mandated change in mortality tables utilized for certain Employee Retirement Income Security Act of 1974 (ERISA)-related liability calculations, effective January 1, 2007, the DPUC allowed regulatory treatment for the change in pension and postretirement expenses resulting from the use of the new mortality tables.  In the 2009 Decisions, the DPUC approved the recovery of these expenses over a four-year period beginning in 2009.  As of December 31, 2010, the remaining regulatory asset was approximately $2.2 million.

The 2009 Decisions also provide for the establishment of an annual regulatory asset to address a portion of the actual increase in pension and postretirement expense for each of 2009 and 2010.  As of December 31, 2009, UI had recorded a regulatory asset of approximately $10.2 million which was fully recovered in 2010.  Additionally, $11.4 million was included in rates in 2010 for UI’s estimate of 2010 pension and postretirement expense.

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

UI must procure its standard service power pursuant to a procurement plan approved by the DPUC.  The procurement plan must provide for a portfolio of service agreements procured in an overlapping pattern over fixed time periods (a laddering approach).  In June 2006, the DPUC approved a procurement plan for UI.  As required by Connecticut statute, a third party consultant retained by the DPUC works closely with UI in the procurement process and to provide a joint recommendation to the DPUC as to selected bids.

Table of Content

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (continued)

UI has wholesale power supply agreements in place for the supply of all of its standard service customers for all of 2011, 50% for 2012, and 10% for 2013.  Supplier of last resort service is procured on a quarterly basis.  UI determined that its contracts for standard service and supplier of last resort service are derivatives under ASC 815 “Derivatives and Hedging” and elected the “normal purchase, normal sale” exception under ASC 815 “Derivatives and Hedging”.  As such, UI regularly assesses the accounting treatment for its power supply contracts.  These wholesale power supply agreements contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt was to fall below investment grade.  In October 2010, Moody’s Investor Services (Moody’s) released its updated credit opinion for UI and maintained its Baa2 rating with a stable outlook.   In October 2010, Standard & Poors’ Investor Services (S&P) released its updated credit opinion for UI, maintaining its BBB rating with a stable outlook.  If UI’s credit rating were to decline one rating and UI were to be placed on negative credit watch, monthly amounts due and payable to the power suppliers would be accelerated to semi-monthly payments.  UI’s credit rating would have to decline two ratings to fall below investment grade at either rating service.  If this were to occur, UI would have to deliver collateral security in an amount equal to the receivables due to the sellers for the thirty day period immediately preceding the default notice.  If such a situation had been in effect as of December 31, 2010, UI would have had to post approximately $17.5 million in collateral.

As a result of an April 2008 DPUC decision, UI is permitted to seek long-term contracts for up to 20% of standard service requirements, the goal of which is to obtain long-term energy supply contracts and Connecticut Class I Renewable Energy Certificates for UI’s standard service customers that will result in an economic benefit to ratepayers, both in terms of risk and cost mitigation.  UI continues to keep apprised of possible long term contracts that could benefit customers.

Derivatives

As discussed in Note (A) “Statement of Accounting Policies”, the DPUC required that UI and CL&P execute long-term contracts with four new selected capacity resources and subsequently approved four CfDs, each of which specifies a capacity quantity and a monthly settlement that reflects the difference between a forward market price and the contract price.  As directed by the DPUC, UI executed two of the contracts and CL&P executed the other two contracts, all of which are subject to the sharing agreement described in Note (A) “Statement of Accounting Policies”.

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

Table of Content

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (continued)

Bridgeport RESCO Generating Facility

Effective January  2003, UI began selling its energy entitlement from its long-term purchase power contract with the Bridgeport RESCO generating facility into the New England wholesale market at market prices.  To the extent that UI received revenue from these sales that exceeded the amount it paid to Bridgeport RESCO for this energy on a cumulative basis, the difference was used to adjust the above-market portion of purchase power expense recovered through UI’s CTA.  This methodology was approved by the DPUC, with all relevant data and calculations subject to review in the annual CTA reconciliation docket.  In June 2008, the Federal Energy Regulatory Commission (FERC) issued a decision resulting in UI having no future obligation beyond 2008 to purchase the output of the Bridgeport RESCO Generating Facility. This contract, which terminated on December 31, 2008, was a derivative under ASC 815 “Derivatives and Hedging” and it had qualified for the “normal purchase, normal sale” exception under such guidance.

Federal Energy Regulatory Commission (FERC)

UI recovers its transmission revenue requirements on a prospective basis, subject to reconciliation with actual revenue requirements.  UI is required to file information regarding its approved formula rates on an annual basis with the FERC.

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

UI’s overall transmission ROE is determined by the mix of UI’s transmission rate base between new and existing transmission assets, and whether such assets are PTF or non-PTF.  UI’s transmission assets are primarily PTF.  For 2010, UI’s overall allowed weighted-average ROE for its transmission business was 12.5%.

New England East-West Solution

On July 14, 2010, UI entered into an agreement (Agreement) with CL&P, under which UI has the right to invest in, and own transmission assets associated with, the Connecticut portion of CL&P’s New England East West Solution (NEEWS) projects to improve regional energy reliability.  The Agreement is subject to state and federal regulatory approval.  On July 15, 2010, UI and CL&P filed a joint application with the DPUC requesting such approval and on October 13, 2010, the DPUC approved the request.  On December 3, 2010, UI and CL&P filed a joint application with the FERC also requesting approval for the future transfer of assets from CL&P to UI and on February 7, 2011, the FERC approved the request with minimal conditions.

Table of Content

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (continued)

NEEWS consists of four inter-related transmission projects being developed by subsidiaries of Northeast Utilities (NU), the parent company of CL&P, in collaboration with National Grid USA.  Three of the projects have portions sited in Connecticut:  (1) the Greater Springfield Reliability Project, (2) the Interstate Reliability Project and (3) the Central Connecticut Reliability Project.  NU currently projects that the cost of the Connecticut portion of these projects will be approximately $828 million.

Under the terms of the Agreement, UI has the option to make quarterly deposits to CL&P in exchange for ownership of specific transmission assets as they are placed in service.  Subject to final regulatory approval, UI will have the right to invest up to the greater of $60 million or an amount equal to 8.4% of CL&P’s costs for the Connecticut portions of the NEEWS projects.  Based upon NU's currently projected costs, UI expects this amount to approximate $69 million.  As assets are placed in service, CL&P will transfer title to certain transmission assets to UI in proportion to its investments, but CL&P will continue to maintain these portions of the transmission system pursuant to an operating and maintenance agreement with UI.  Also, under the terms of the Agreement, there are certain circumstances under which CL&P can terminate the Agreement, but such termination would not affect assets previously transferred to UI.

In December 2010, UI made deposits totaling $7.2 million in NEEWS and expects to make the remaining investments over a period of three to five years, depending on the timing and amount of CL&P’s capital expenditures and the projects’ in service dates.

Middletown/Norwalk Transmission Project

In December 2008, the 345-kilovolt (kV) transmission line from Middletown, Connecticut, to Norwalk, Connecticut (the Project) was completed and transmission assets of approximately $300 million were placed in service.

Prior to its completion, in a May 2007 Order, the FERC approved rate incentives for the 345-kilovolt (kV) transmission line from Middletown, Connecticut to Norwalk, Connecticut (the Project).  Specifically, the FERC allowed UI to include Construction Work In Progress (CWIP) expenditures in rate base.  The FERC also accepted a 50 basis point adder which is applied only to costs associated with advanced transmission technologies.

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

Equity Investment in Peaking Generation

UI is a 50-50 joint venturer with NRG Energy, Inc. (NRG) in GCE Holding LLC, whose wholly owned subsidiary, GenConn Energy LLC (collectively, GenConn), was chosen by the DPUC to build and operate new peaking generation plants to help address Connecticut’s need for power generation during the heaviest load periods.

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

Table of Content

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (continued)

GenConn filed a rate case request with the DPUC in December 2009, seeking approval of 2010 revenue requirements for the period commencing June 1, 2010 for the GenConn Devon facility.  The DPUC issued a final decision on May 26, 2010, approving the proposed $18.7 million 2010 revenue requirement for the GenConn Devon plant.  GenConn bid the full capacity of the GenConn Devon facility into the ISO New England, Inc. (ISO-NE) locational forward reserve market (LFRM) for the summer 2010 period (June 1, 2010 to September 30, 2010) and for the winter period (October 1, 2010 to May 31, 2011).  The DPUC’s decision states that final determination regarding prudent construction costs will be made in the 2013 revenue requirements proceeding to be filed in 2012, by which time the GenConn Devon and GenConn Middletown facilities are expected to be operational and construction costs are complete for both facilities.  GenConn expects to recover such costs in DPUC-approved future revenues.

The four units at the GenConn Devon facility were released to the ISO-NE LFRM (three in June 2010 and one in July 2010), but GenConn incurred availability penalties for such units not being available to the ISO-NE LFRM as of June 1, 2010.  GenConn was able to mitigate these penalties by obtaining coverage for a portion of the unavailable capacity.  UI’s 50% share in the gain from equity investments of $1.2 million, included in UIL Holdings’ Consolidated Financial Statements as of December 31, 2010, includes these mitigated penalties and certain other damages, as well as ISO-NE revenues for units that were released to the ISO-NE LFRM, revenues associated with its CfD with CL&P, and normal operating expenses.  On September 10, 2010, the GenConn Devon facility met its remaining CfD commercial operation requirements as defined by the CfD.

GenConn filed a rate case request with the DPUC on July 30, 2010, seeking approval of 2011 revenue requirements for the period commencing January 1, 2011 for the GenConn Devon facility and June 1, 2011 for the GenConn Middletown facility.  The DPUC issued a final decision on December 29, 2010, approving 2011 revenue requirements for the GenConn Devon facility of $36.8 million and $22.6 million for the GenConn Middletown facility.  As a result of changed financial market conditions and updated cost information, GenConn project costs have increased over the proposal it originally submitted to the DPUC in 2008.  The increase was driven primarily by increased financing costs and the cost to build interconnection facilities at the Middletown site.  The DPUC has ruled that prudently incurred financing costs, interconnection costs and taxes will be recoverable and, therefore, GenConn expects to recover such costs in DPUC-approved future revenues.  The CfDs provide for a true-up of revenue from the ISO New England Markets in which GenConn participates to DPUC approved revenue requirements.

Gas Distribution

Rates

Utilities are entitled by Connecticut and Massachusetts statute to charge rates that are sufficient to allow them an opportunity to cover their reasonable operating and capital costs, to attract needed capital and to maintain their financial integrity, while also protecting relevant public interests.

SCG

In 2008, the DPUC, as required by Connecticut statute, initiated an investigation after SCG reported earning more than one percentage point over its authorized ROE for the previous twelve month period in each of six consecutive months.  In October 2008, the DPUC issued a decision ordering an interim rate decrease for SCG of approximately $15 million, or 3.2%, effective October 24, 2008, compared to the rates previously set in the SCG 2005 rate case, and ordered SCG to file a rate case.  In January 2009, SCG filed an application for a rate increase of $50.1 million, or approximately 15.2%.  The DPUC’s August 2009 decision in the SCG rate proceeding ordered a 3.2% rate decrease, or approximately $12.4 million, compared to the rates set in the 2005 rate case, and reduced SCG’s authorized ROE to 9.26%.  SCG appealed the DPUC order to the Connecticut superior court. Pursuant to Connecticut statute, SCG is entitled to collect through a surcharge the differential between the interim rate decrease and the rates finally set after full review.  The 2009 DPUC decision ordered rates that were higher than the rates established in the interim rate decrease decision, and

Table of Content

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (continued)

accordingly provided for SCG to collect a surcharge from customers.  The rates established in the 2009 decision, and certain other orders, have been stayed by stipulation pending the resolution of the appeal.   The stipulation stayed SCG’s collection of the surcharge and provides for the continuation of the interim rate decrease amount pending resolution of the appeal. SCG has been accruing the revenues associated with the surcharge for purposes of calculating its earnings.  SCG has not appealed the 2009 case’s elimination of SCG’s weather normalization provision; however, this provision has remained in effect pending resolution of the appeal.  In April 2010, the Connecticut superior court ruled against SCG’s appeal.  SCG appealed from the superior court’s dismissal, and that appeal is now pending at the Connecticut supreme court.  The stay remains in effect.

On December 28, 2010, the DPUC denied a petition from the Office of Consumer Counsel, finding that SCG had not earned more than one percentage point over its authorized ROE for the previous twelve month period in each of six consecutive months, but opened a docket to determine whether SCG is charging rates that may be more than just, reasonable and adequate and whether its rates need to be decreased on an interim basis.  The DPUC proceeding is currently pending.

CNG

In 2008, the DPUC, as required by Connecticut statute, initiated an investigation after CNG reported earning more than one percentage point over its authorized ROE for the previous twelve month period in each of six consecutive months.  In August 2008, the DPUC issued a decision ordering an interim rate decrease for CNG of approximately $15 million, or 3.1%, effective August 6, 2008, compared to the rates previously set in the CNG 2006 rate case, and ordered CNG to file a rate case.  In January 2009, CNG filed for a rate increase of $16.2 million or approximately 4.4%.  The DPUC’s July 2009 decision in the CNG rate proceeding ordered a 4.2% rate decrease, or approximately $15.8 million, compared to the rates set in the 2006 rate case, and reduced CNG’s authorized ROE to 9.31%.  CNG appealed the DPUC order to the Connecticut superior court. Pursuant to Connecticut statute, CNG is entitled to collect through a surcharge the differential between the interim rate decrease and the rates finally set after full review.  The 2009 DPUC decision ordered rates that were higher than the rates established in the interim rate decrease decision, and accordingly provided for CNG to collect a surcharge from customers.  The rates established in the 2009 decision, and certain other orders, have been stayed by stipulation pending the resolution of the appeal.   The stipulation stayed CNG’s collection of the surcharge and provides for the continuation of the interim rate decrease amount pending resolution of the appeal. CNG has been accruing the revenues associated with the surcharge for purposes of calculating its earnings.  In April 2010, the Connecticut superior court ruled against CNG’s appeal.  CNG appealed from the superior court’s dismissal, and that appeal is now pending at the Connecticut supreme court.  The stay remains in effect.

Berkshire

Berkshire’s rates are established by the DPU.  Berkshire is currently operating under a 10-year rate plan approved by the DPU and which expires on January 31, 2012, pursuant to which Berkshire’s rates can be adjusted annually.  The ROE approved in Berkshire’s rate plan is 10.50%.

Purchased Gas Adjustment Clause

SCG and CNG have purchased gas adjustment clauses and Berkshire has a cost of gas adjustment clause, approved by the DPUC and DPU, respectively, which enable them to pass the reasonably incurred cost of gas purchases through to customers.  These clauses allow companies to recover changes in the market price of purchased natural gas, substantially eliminating exposure to natural gas price risk.

Table of Content

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (continued)

Gas Supply Arrangements

The Gas Companies satisfy their natural gas supply requirements through purchases from various producer/suppliers, withdrawals from natural gas storage capacity contracts and winter peaking supplies and resources.  The Gas Companies operate diverse portfolios of gas supply, firm transportation, gas storage and peaking resources.  Each Gas Company contracts for such gas resources in their own name for regulatory and other reasons.  Actual gas cost incurred by each of the Gas Companies is passed through to customers through state regulated purchased gas adjustments mechanisms subject to regulatory review.

The majority of the natural gas supply purchased is acquired at market prices under seasonal, monthly or mid-term supply contracts and the remainder is acquired on the spot market.  The Gas Companies diversify their sources of supply by amount purchased and location and collectively at any time acquire supplies from ten or more producers of natural gas.  The Gas Companies primarily acquire gas at various locations in the US Gulf of Mexico region, in the Appalachia region, in Canada and various other locations.

The Gas Companies acquire firm transportation capacity on interstate pipelines under long-term contracts and utilize that capacity to transport both natural gas supply purchased and natural gas withdrawn from storage to the local distribution system.  Collectively, the Gas Companies hold eighty-nine firm transportation contracts on twelve different pipelines.  Three of those pipelines, Tennessee Gas Pipeline, Algonquin Gas Transmission and Iroquois Gas Transmission, interconnect with one or more of the Gas Companies’ distribution system and the other pipelines provide indirect services upstream of the city gates.

The prices and terms and conditions of the firm transportation capacity long-term contracts are regulated by the FERC.  Similar to the treatment of gas costs, the actual cost of such contracts is passed through to customers through state regulated purchased gas adjustment mechanisms which are subject to regulatory review.  On November 30, 2010, the Tennessee Gas Pipeline Company (Tennessee) filed a FERC rate case proposing significant rate increases across their entire system which runs from south Texas through New England.  On December 29, 2010, the FERC issued an order setting the Tennessee rate proceeding for hearing and suspended the proposed rate increase until June 1, 2011, at which time Tennessee has the right to place the rates into effect, subject to refund.  The proposed increase would nearly double the fixed cost of reserving pipeline capacity but provide lower variable costs, resulting in a significant net cost increase.  The Gas Companies will continue to oppose Tennessee’s proposal and address issues raised by actively participating in the Tennessee FERC proceedings in conjunction with other gas companies and interveners in the Northeastern United States.

The Gas Companies acquire firm underground natural gas storage capacity using long-term contracts and fill the storage facilities with gas in the summer for subsequent withdrawal in the winter.  Collectively, the Gas Companies hold twenty-four gas storage contracts with six different storage contractors.  The storage facilities are located in Pennsylvania, New York, West Virginia and Michigan.

Winter peaking resources are primarily attached to the local distribution systems and are either owned or are contracted for by the Gas Companies, each of which is a Local Distribution Company (LDC).  Each of the LDC owns or has rights to the natural gas stored in each of a Liquefied Natural Gas (LNG) facility directly attached to its distribution system.

(D)  SHORT-TERM CREDIT ARRANGEMENTS

On November 17, 2010, UIL Holdings, UI, CNG, SCG, and Berkshire entered into a revolving credit agreement with a group of banks named therein that will expire on November 17, 2014 (the credit facility).  The borrowing limit under the credit facility is $400 million, all of which is available to UIL Holdings, $250 million is available to UI, $150 million is available to each of CNG and SCG, and $50 million is available to Berkshire.  The credit facility permits borrowings at fluctuating interest rates and also permits borrowings for fixed periods of time specified by each Borrower at fixed

Table of Content

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (continued)

interest rates determined by the Eurodollar interbank market in London (LIBOR).  The credit facility also permits the issuance of letters of credit of up to $50 million.  Simultaneously with the closing of the new facility, UIL Holdings and UI terminated their existing credit agreement, which was due to mature on December 22, 2011.

As of December 31, 2010, there was $7.0 million outstanding under the Credit Facility.  UIL Holdings had a standby letter of credit outstanding in the amount of $1 million which was amended in January 2011 to $0.8 million.  It expired on January 31, 2011, but was extended under a provision that automatically extends the letter of credit for one year periods from the expiration date (or any future expiration date), unless the issuer bank elects not to extend.  Available credit under this facility at December 31, 2010 was $392 million for UIL Holdings and its subsidiaries in the aggregate.  UIL Holdings records borrowings under this facility as short-term debt, but the agreement has longer term commitments from banks allowing the Company to borrow and reborrow funds, at its option, to November 17, 2014, thus affording it flexibility in managing its working capital requirements.

UIL Holdings has a money market loan arrangement with JPMorgan Chase Bank.  This is an uncommitted short-term borrowing arrangement under which JPMorgan Chase Bank may make loans to UIL Holdings for fixed periods, depending on UIL Holdings’ credit rating, the Bank’s credit requirements, and conditions in the financial markets.  JPMorgan Securities, Inc. acts as an agent and sells the loans to investors.  As of December 31, 2010, UIL Holdings had no short-term borrowings outstanding under this arrangement.

Information with respect to short-term borrowings is set forth below:

	2010	2009	2008
	($ In Thousands)
UIL Holdings

Maximum aggregate principal amount of short-term borrowing outstanding at any month-end	$5,000	$6,900	$5,000
Average aggregate short-term borrowings outstanding during the year*	$1,699	$2,298	$751
Weighted average interest rate*	0.65%	3.26%	3.73%
Principal amounts outstanding at year-end	$-	$-	$-
Annualized interest rate on principal amounts outstanding at year-end	N/A	N/A	N/A
Fees*	$115	$58	$112

UI

Maximum aggregate principal amount of short-term borrowing outstanding at any month-end	$25,000	$174,000	$148,000
Average aggregate short-term borrowings outstanding during the year*	$10,778	$65,526	$84,361
Weighted average interest rate*	0.67%	0.88%	3.05%
Principal amounts outstanding at year-end	$-	$-	$148,000
Annualized interest rate on principal amounts outstanding at year-end	N/A	0.00%	1.49%
Fees*	$273	$513	$224

Gas Companies (for the 45-day period ending December 31, 2010)

Maximum aggregate principal amount of short-term borrowing outstanding at any month-end	$7,000	N/A	N/A
Average aggregate short-term borrowings outstanding during the year*	$6,067	N/A	N/A
Weighted average interest rate*	0.26%	N/A	N/A
Principal amounts outstanding at year-end	$7,000	N/A	N/A
Annualized interest rate on principal amounts outstanding at year-end	1.75%	N/A	N/A
Fees*	$75	N/A	N/A

*Average short-term borrowings represent the sum of daily borrowings outstanding, weighted for the number of days outstanding and divided by the number of days in the period.  The weighted average interest rate is determined by dividing interest expense by the amount of average borrowings.  Fees are excluded from the calculation of the weighted average interest rate.

Table of Content

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (continued)

(E) INCOME TAXES

	2010	2009	2008
	(In Thousands)
Income tax expense consists of:
Income tax provisions:
Current
Federal	$(21,059)	$35,452	$37,809
State	(547)	4,331	4,240
Total current	(21,606)	39,783	42,049
Deferred
Federal	56,484	(1,835)	(3,652)
State	558	(4,706)	(3,679)
Total deferred	57,042	(6,541)	(7,331)

Investment tax credits	(152)	(146)	(146)

Total income tax expense	$35,284	$33,096	$34,572

Income tax components charged as follows:
Operating tax expense	$41,100	$37,059	$40,683
Nonoperating tax benefit	(6,319)	(3,867)	(6,087)
Equity investment tax expense (benefit)	503	(96)	(24)

Total income tax expense	$35,284	$33,096	$34,572

The following table details the components
of the deferred income tax provision:
Property related (accelerated depreciation and other)	$76,168	$10,289	$6,066
Investment in GenConn	19,201	132	-
Deferred gas costs	4,216	-	-
Goodwill	588	-	-
Conservation adjustment mechanisms-Gas Companies	418	-	-
Incentive compensation plans	268	(634)	170
Bond redemption costs	(340)	(340)	(340)
Seabrook lease buyout	(2,542)	(1,367)	(1,350)
Post retirement benefits	(2,271)	(2,870)	(1,938)
Corporate acquisition costs	(9,206)	-	-
Pension benefits	(11,182)	(5,941)	(1,944)
Regulatory deferrals	(19,213)	(5,278)	(7,958)
Other - net	937	(532)	(37)

Deferred income tax provision - net	$57,042	$(6,541)	$(7,331)

Table of Content

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (continued)

Total income taxes differ from the amounts computed by applying the federal statutory tax rate to income before taxes.  The reasons for the differences are as follows:

	2010	2009	2008
	(In Thousands)
Computed tax at federal statutory rate	$31,549	$30,595	$28,952
Increases (reductions) resulting from:
ITC taken into income	(152)	(147)	(147)
Allowance for equity funds used during construction	(2,511)	(227)	(847)
Amortization of nuclear plant regulatory assets	7,661	3,696	3,687
Book depreciation in excess of non-normalized tax depreciation	(734)	313	(118)
State income taxes, net of federal income tax benefits	7	(223)	380
ESOP dividend payments	(488)	(457)	(402)
Mark-to-market adjustments to non-qualified pension investments	(208)	(391)	699
Uncollectible reserve and programs	159	-	-
Acquisition and closing related expenses	967	-	-
Allowance for borrowed funds used during construction on Rate Base CWIP	-	-	2,120
Other items, net	(966)	(63)	248

Total income tax expense	$35,284	$33,096	$34,572

Book income before income taxes	$90,141	$87,413	$82,720

Effective income tax rates	39.1%	37.9%	41.8%

In 2010 and 2009, the combined statutory federal and state income tax rate for UIL Holdings was 40.4%. For 2008, the combined statutory federal and state income tax rate for UIL Holdings was 39.9%.  Legislation enacted in Connecticut in 2009 imposed a 10% surcharge on the corporation business tax for the years 2009, 2010, and 2011.  This surcharge increased the statutory rate of Connecticut corporation business tax for 2009 and 2010 from 7.5% to 8.3% and increased the combined statutory federal and state income tax rate for UIL Holdings for 2009 and 2010 to 40.4%.

Differences in the treatment of certain transactions for book and tax purposes occur which cause the rate of UIL Holdings’ reported income tax expense to differ from the statutory tax rate described above.  The effective book income tax rate for the year ended December 31, 2010 as 39.1%, as compared to 37.9% for the year ended December 31, 2009.  The increase in the 2010 effective book income tax rates was due primarily to the non-normalized effect associated with increased nuclear stranded cost amortization in the CTA in 2010.

Federal income tax legislation enacted during the fourth quarter of 2010 provides for accelerated capital recovery for federal income tax purposes.  As a result, during the fourth quarter of 2010, UIL Holdings recognized additional tax deductions for capital recovery that resulted in a cash benefit of approximately $27.5 million.  A portion of this cash benefit was recognized through lower cash requirements for federal income tax deposits required in the fourth quarter of 2010.  The remainder of the cash benefit will be recognized through lower operational financing requirements during 2011.

During 2010, UIL Holdings recognized a significant one-time income tax deduction, which it reflected on its 2009 state and federal income tax returns, related to repair and maintenance costs it had previously capitalized for tax purposes.  This one-time income tax deduction resulted in a cash benefit of approximately $40.5 million.  The decreases in current income tax expense and increase in deferred income tax expense for the year ended December 31, 2010, compared to the year ended December 31, 2009, were primarily due to this one-time income tax deduction which was deferred for book purposes.  As a result, as of December 31, 2010, UIL Holdings had gross unrecognized tax benefits of approximately $11.3 million, including approximately $0.1 million of interest, of which none would impact the effective tax rate if recognized.  UIL Holdings expects the amount of unrecognized tax benefits to increase by $2 million to $3 million in the next 12 months.

Table of Content

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (continued)

The following table sets forth a reconciliation of the changes in the gross income tax reserves for the years ended December 31, 2010 and 2009:

	2010	2009
	(In Thousands)
Balance as of December 31,	$-	$-
Increases for tax positions related to prior years	8,922	-
Increases for tax positions related to current year	2,427	-
Balance as of December 31,	$11,349	$-

Additionally, UIL Holdings has made a tax election pursuant to Section 338(h)(10) of the Internal Revenue Code (338 Election) with respect to the purchase of the stock of CEC and CTG.  See Note (N) “Acquisition” of this Form 10-K for a further discussion.

UIL Holdings and its subsidiaries are subject to the United States federal income tax statutes administered by the Internal Revenue Service (IRS).  UIL Holdings and its subsidiaries are also subject to the income tax statutes of the State of Connecticut and, in the case of Berkshire Energy Resources, the income tax statutes of the Commonwealth of Massachusetts. As of December 31, 2010, the tax years 2007, 2008, and 2009 remain open and subject to audit for State of Connecticut income tax purposes.  As of December 31, 2010, the tax years 2008 and 2009 are open and subject to audit for federal income tax purposes.  During 2009, the IRS closed examinations of the tax years 2004, 2005, 2006, and 2007.  The IRS examination of the tax years 2004, 2005, and 2006 resulted in an immaterial assessment to the Company.  The examination of the tax year 2007 resulted in no additional assessment or refund to the Company.

At December 31, 2010, UIL Holdings had non-current deferred tax liabilities for taxable temporary differences of $495.0 million and non-current deferred tax assets for deductible temporary differences of $140.8 million, resulting in a net non-current deferred tax liability of $354.2 million.  UIL Holdings had current deferred tax assets of $24.0 million at December 31, 2010.  UIL Holdings did not have any current deferred tax liabilities at December 31, 2010.

Table of Content

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (continued)

The following table summarizes UIL Holdings’ deferred tax assets and liabilities as of December 31, 2010 and 2009:

	2010	2009
	(In Thousands)
Deferred income tax assets:
Regulatory asset related to pension and other post-retirement benefits	$78,427	$66,158
Post-retirement benefits	12,106	9,835
Regulatory deferrals	10,966	(3,568)
Acquisition and closing related expenses	9,207	-
ASC 740 gross-up effect on deferred taxes	6,477	6,559
Deferred gas company costs	3,637	-
Connecticut Yankee equity investment	3,145	3,146
Long-term incentive plan	3,498	2,703
Vacation accrual	2,728	2,573
Incentive compensation plans	2,275	2,542
Deferred compensation plan	2,171	2,315
Supplemental pensions	2,134	2,068
Stock compensation plans	1,836	1,615
Uncollectibles	1,439	1,865
Post-employment benefits	700	462
Gains on sale of property	662	662
Interest during construction	442	484
Other	12,449	3,593
	$154,299	$103,012

Deferred income tax liabilities:
Plant basis differences	$182,797	$134,192
Accelerated depreciation timing differences	154,067	131,610
Regulatory asset related to pension and other post-retirement benefits	69,358	66,158
Investment in GenConn	19,332	132
Seabrook lease buyout	16,641	19,184
Hardship programs	5,889	-
Bond redemption costs	5,786	6,126
Other	30,554	14,758
	$484,424	$372,160

ASC 740 requires that all current deferred tax assets and liabilities within each particular tax jurisdiction be offset and presented as a single amount in the Consolidated Balance Sheet.  A similar procedure is followed for all non-current deferred tax assets and liabilities.  Amounts in different tax jurisdictions cannot be offset against each other.  The amount of deferred income taxes as of December 31, 2010 and 2009 included on the following lines of the Consolidated Balance Sheet is as follows:

	2010	2009
	(In Thousands)
Assets:
Deferred and refundable income taxes	$24,039	$4,410
Liabilities:
Deferred income taxes	354,164	273,558
Deferred income taxes – net	$330,125	$269,148

Table of Content

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (continued)

(F) SUPPLEMENTARY INFORMATION

	2010	2009	2008
	(In Thousands)
Operating Revenues
Electric Distribution and Transmission:
Retail	$736,576	$796,665	$855,526
Wholesale	505	235	42,291
Other operating revenue	122,466	98,781	50,123
Total Electric Distribution and Transmission Revenue	859,547	895,681	947,940
Gas Distribution:
Retail	123,846	N/A	N/A
Wholesale	8,765	N/A	N/A
Other operating revenue	5,494	N/A	N/A
Total Gas Distribution Revenue	138,105	N/A	N/A
Non-utility revenues:
Other	14	869	780
Total Operating Revenues	$997,666	$896,550	$948,720

Depreciation and Amortization
Utility property, plant, and equipment depreciation	$55,118	$49,480	$39,081
Non-utility property, plant, and equipment depreciation	-	108	123
Total Depreciation	$55,118	$49,588	$39,204
Amortization of nuclear plant regulatory assets	45,898	46,907	40,869
Amortization of purchase power contracts	-	-	20,673
Amortization of intangibles	45	42	36
Amortization of other regulatory assets	12,885	1,579	347
Total Amortization	58,828	48,528	61,925
Total Depreciation and Amortization	$113,946	$98,116	$101,129

Taxes - Other than Income Taxes
Operating:
Connecticut gross earnings	$51,708	$38,161	$34,291
Local real estate and personal property	21,130	16,471	10,799
Payroll taxes	5,659	5,430	5,140
Other	205	-	-
Total Taxes - Other than Income Taxes	$78,702	$60,062	$50,230

Other Income and (Deductions), net
Interest income	$4,163	$3,231	$2,090
Allowance for funds used during construction - equity	7,180	650	2,420
Allowance for funds used during construction - debt	4,735	1,305	1,585
Conservation & Load Management incentive	1,720	765	597
Energy generation and load curtailment incentives	928	369	770
ISO load response, net	1,153	1,913	2,769
Miscellaneous other income and (deductions) - net	(2,617)	(2,647)	(6,892)
Total Other Income and (Deductions), net	$17,262	$5,586	$3,339

Other Interest, net
Notes Payable	$83	$644	$2,611
Other	1,470	642	247
Total Other Interest, net	$1,553	$1,286	$2,858

Table of Content

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (continued)

(G)  PENSION AND OTHER BENEFITS

UI Pension Plan

The United Illuminating Company Pension Plan (the UI Pension Plan) covers the majority of employees of UIL Holdings and UI.  UI also has a non-qualified supplemental pension plan for certain employees and a non-qualified retiree-only pension plan for certain early retirement benefits.  The net pension expense for these plans for 2010, 2009 and 2008 was $21.2 million, $16.7 million, and $5.1 million, respectively.

Disclosures pertaining to the UI Pension Plan are in accordance with ASC 715 Compensation-Retirement Benefits.  UI has an investment policy addressing the oversight and management of pension assets and procedures for monitoring and control.  UI has engaged Russell Investments as the trustee and investment manager to assist in areas of asset allocation and rebalancing, portfolio strategy implementation, and performance monitoring and evaluation.

The goals of the asset investment strategy are to:

•	Achieve long-term capital growth while maintaining sufficient liquidity to provide for current benefit payments and UI Pension Plan operating expenses.
•	Provide a total return that, over the long term, provides sufficient assets to fund UI Pension Plan liabilities subject to an appropriate level of risk, contributions and pension expense.
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

The UI Pension Plan seeks to maintain compliance with the Employee Retirement Income Security Act of 1974 (ERISA) as amended, and any applicable regulations and laws.

The Retirement Benefits Plans Investment Committee of the Board of Directors oversees the investment of UI Pension Plan assets in conjunction with management and has conducted a review of the investment strategies and policies of the UI Pension Plan.  This review included an analysis of the strategic asset allocation, including the relationship of UI Pension Plan assets to UI Pension Plan liabilities, and portfolio structure.  The Retirement Benefits Plans Investment Committee has left the target asset allocation for 2011 unchanged from 2010 for both the pension and other postretirement employee benefit funds.  In the event that the relationship of UI Pension Plan assets to UI Pension Plan liabilities changes, the Retirement Benefits Plans Investment Committee will consider changes to the investment allocations.  The other postretirement employee benefit fund assets are invested in a balanced mutual fund and, accordingly, the asset allocation mix of the balanced mutual fund may differ from the target asset allocation mix from time to time.  The 2011 target asset allocation, which may be revised by the Retirement Benefits Plans Investment Committee, is as follows:  65% Equity securities, 25% Debt securities and 10% other.

Funding policy for the UI Pension Plan is to make annual contributions that satisfy the minimum funding requirements of ERISA but that do not exceed the maximum deductible limits of the Internal Revenue Code.  These amounts are determined each year as a result of an actuarial valuation of the UI Pension Plan.  Asset values as of December 31, 2010 and December 31, 2009 were approximately $245.1 million and $231.3 million, respectively.  UIL Holdings contributed $7.5 million to the UI Pension Plan in 2010 and has a minimum funding requirement for 2011 currently estimated at $21 million.  Depending upon final actuarial calculations, the 2011 contribution may ultimately range between $45 million and $50 million.

UI has established a supplemental retirement benefit trust and through this trust purchased life insurance policies on certain officers of UI to fund the future liability under the non-qualified supplemental plan.  The cash surrender value of these policies is included in “Other investments” on the Consolidated Balance Sheet.

Table of Content

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (continued)

There is potential variability to the pension expense calculation.  Changes in certain of the underlying assumptions could have a material impact on pension expenses.  For example, if there had been a 0.25% change in the discount rate assumed for the qualified pension plan and non-qualified plan, respectively, the 2010 pension expense would have increased or decreased inversely by $1.4 million for the qualified plan and an immaterial amount for the non-qualified plan.  If there had been a 1% change in the expected return on assets, the 2010 pension expense would have increased or decreased inversely by $2.7 million for the qualified pension plan and would not have changed for the non-qualified plan.

UI Other Postretirement Benefits

In addition to providing pension benefits, UI also provides Other Postretirement Benefits (OPEB), consisting principally of health care and life insurance benefits, for retired employees and their dependents.  UI does not provide prescription drug benefits for Medicare-eligible employees in its postretirement health care plans.  Non-union employees who are 55 years of age and whose sum of age and years of service at time of retirement is equal to or greater than 65 are eligible for benefits partially subsidized by UI.  The amount of benefits subsidized by UI is determined by age and years of service at retirement.  For funding purposes, UI established a 401(h) account in connection with the Pension Plan and Serial Voluntary Employee Benefit Association Trust (VEBA) accounts for the years 2007 through 2020 to fund OPEB for UI’s non-union employees who retire on or after January 1, 1994.  These VEBA accounts were approved by the IRS and UI contributed $4.5 million to fund the Serial VEBA accounts in 2007.  UI does not expect to make a contribution in 2011 to fund OPEB for non-union employees.

Union employees whose sum of age and years of service at the time of retirement is equal to or greater than 85 (or who are 62 with at least 20 years of service) are eligible for benefits partially subsidized by UI.  The amount of benefits subsidized by UI is determined by age and years of service at retirement.  For funding purposes, UI established a VEBA to fund OPEB for UI’s union employees.  The funding strategy for the VEBA is to select funds that most clearly mirror the pension allocation strategy.  Approximately 38% of UI’s employees are represented by Local 470-1, Utility Workers Union of America, AFL-CIO, for collective bargaining purposes.  Plan assets for the union VEBA consist primarily of equity and fixed-income securities.  UI does not expect to make a contribution in 2011 to fund OPEB for union employees.

There is potential variability to the OPEB plan expense calculation.  Changes in certain of the underlying assumptions could have a material impact on OPEB expenses.  If there had been a 0.25% change in the discount rate assumed, the 2010 OPEB plan expenses would have increased or decreased inversely by $0.3 million; if there had been a 1% change in the expected return on assets, the 2010 OPEB plan expenses would have increased or decreased inversely by $0.2 million.

UI Assumptions

To develop the expected long-term rate of return on assets assumption, UI considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested, and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio.  This resulted in the selection of the 8.5% return on plan assets for 2010.

The projected, long-term average wage increase is 3.8% in 2010 based upon salary data.  For 2010 and 2009, UI utilized the Citigroup Discount Curve to determine discount rates of 5.35% and 5.85%, respectively, for the UI Pension Plan, 5.10% and 5.65%, respectively, for the non-qualified plan, and 5.30% and 5.80%, respectively, for the OPEB plan.  The Citigroup Discount Curve is a spot rate curve developed based upon a bond portfolio.  The discount rate is determined

Table of Content

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (continued)

by combining this curve and the expected payout of UI Pension Plan liabilities.  Management further considers rates of high-quality corporate bonds of appropriate maturities as published by nationally recognized rating agencies consistent with the duration of the Company’s plans.  The health care cost trend rate assumption for all retirees is set at 9.50% in 2010 with such rate decreasing gradually to 5.0% in 2018.

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

UI Defined Contribution Retirement Plan

Since 2005, new employees do not participate in the Pension Plan or receive retiree medical plan benefits.  These employees participate in a different retirement plan, which is a “defined contribution plan,” consisting of the current provisions of UI’s 401(k)/Employee Stock Ownership Plan (KSOP) plus the following benefits:

•	An additional cash contribution of 4.0% of total annual compensation (as defined in the KSOP Plan) to a separate account in the KSOP of new hires.
•	An additional cash contribution of $1,000 per year (pro rata per pay period) into a separate Retiree Medical Fund within the KSOP account for new hires.
•	New employees do not need to contribute to the KSOP to receive these additional cash contribution amounts; they only need to be enrolled in the KSOP Plan.
•	Both additional cash contributions to the KSOP vest 100% after five years of service.

Acquisition of the Gas Companies

The Gas Companies have multiple qualified pension plans covering substantially all of their union and management employees.  These entities also have non-qualified supplemental pension plans for certain employees.  The qualified pension plans (Gas Company Plans) are traditional defined benefit plans or cash balance plans for those hired on or after specified dates.  In some cases, neither of these plans are offered to new employees and have been replaced with enhanced 401(k) plans for those hired on or after specified dates.  The net pension expense for the qualified and non-qualified plans for the period from November 17, 2010 through December 31, 2010 for the Gas Company Plans was $0.9 million.

The Gas Company Plan assets were transferred as part of the acquisition on November 16, 2010.  UIL Holdings is responsible for the oversight and management of these assets and has engaged BNY Mellon as the trustee and investment manager to assist in areas of asset allocation and rebalancing, portfolio strategy implementation, and performance monitoring and evaluation.   Target allocations are currently being developed for the long-term.  In the interim, the assets have been invested in index funds which are approximately 50% equities and 50% fixed income instruments.  The governance process is similar to that of the UI Pension Plan assets, including oversight by the Retirement Benefits Plans Investment Committee of the Board of Directors in conjunction with management.

Funding policy for the Gas Company Plans is being developed, but is expected to be similar to the UI policy.  Asset values as of December 31, 2010 were approximately $257.2 million.  UIL Holdings did not make any contributions to the Gas Company Plans for the post acquisition period in 2010 and has a minimum funding requirement for 2011 currently estimated at $9 million.  Depending upon final actuarial calculations, the 2011 contribution may ultimately range between $20 million and $25 million.

Table of Content

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (continued)

Regarding the non-qualified plans, UIL Holdings acquired several rabbi trusts which were established to provide a supplemental retirement benefit for certain officers and directors.

SCG and CNG also have plans providing other postretirement benefits (Gas Company OPEBs) for substantially all of their employees.  These benefits consist primarily of health care, prescription drug and life insurance benefits, for retired employees and their dependents.  The eligibility for these benefits is determined by the employee’s date of hire, number of years of service, age and whether the employee belongs to a certain group, such as a union.Dependents are also eligible at the employee’s date of retirement provided the retired participant pays the necessary contribution.  These plans are contributory with the level of participant’s contributions evaluated annually.  Benefits payments under these plans include annual caps for CNG participants hired after 1993 and SCG participants hired after 1996.  SCG non-union employees hired after November 1995 are not eligible for these benefits.  Union employees hired after April 1, 2010 and December 1, 2009 at SCG and CNG, respectively, are not eligible for these benefits.  As such, Gas Company OPEB liabilities are not especially sensitive to increases in the healthcare trend rate.  The Gas Company OPEBs are funded through a combination of 401(h) accounts and Voluntary Employee Benefit Association Trust (VEBA) accounts.  UIL Holdings did not make any contributions to the Gas Company Plans for the post acquisition period in 2010, nor does it currently plan to make a contribution in 2011.

Purchase Accounting and Other Accounting Matters

In accordance with ASC 805, when an entity that sponsors a single-employer defined benefit plan or postretirement plan is purchased, the purchaser must assign part of the purchase price to a liability if the projected benefit obligation exceeds plan assets.  The measurement of such liability eliminates any existing unrecognized components which are charged to accumulated other comprehensive income (AOCI).  As a result of the application of purchase accounting to the Gas Company Plans and OPEB, UIL Holdings immediately recognized $213.0 million in previously unrecognized losses and prior service costs related to these plans.  For regulatory purposes, the amortization of these unrecognized amounts has historically been recovered in rates as a component of pension and postretirement expenses.  As such, UIL Holdings has recorded a regulatory asset to reflect future recovery of these costs.

Exclusive of the purchase accounting described above, ASC 715 requires an employer that sponsors one or more defined benefit pension or other postretirement plans to recognize an asset or liability for the overfunded or underfunded status of the plan.  For a pension plan, the asset or liability is the difference between the fair value of the plan’s assets and the projected benefit obligation.  For any other postretirement benefit plan, the asset or liability is the difference between the fair value of the plan’s assets and the accumulated postretirement benefit obligation.  UIL Holdings reflects all unrecognized prior service costs and credits and unrecognized actuarial gains and losses as regulatory assets rather than in accumulated other comprehensive income, as management believes it is probable that such items are recoverable through the ratemaking process in future periods.  As of December 31, 2010 and 2009, UI has recorded a regulatory asset of $136.2 million and $169.2 million, respectively.

The following table represents the change in benefit obligation, change in plan assets and the respective funded status of UIL Holdings’ pension and postretirement plans as of December 31, 2010 and 2009.  Plan assets and obligations have been measured as of December 31, 2010 and 2009.

Table of Content

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (continued)

			Other Post-Retirement
	Pension Benefits		Benefits
	2010	2009	2010	2009
Change in Benefit Obligation:	(In Thousands)
Benefit obligation at beginning of year	$371,802	$348,058	$69,415	$69,505
Net transfer in due to acquistion of the Gas Companies	383,233	-	57,180	-
Service cost	7,675	6,133	1,450	1,334
Interest cost	22,702	20,928	4,285	4,137
Participant contributions	-	-	1,520	1,033
Actuarial (gain) loss	14,336	18,261	1,665	(2,085)
Benefits paid (including expenses)	(23,617)	(21,578)	(4,882)	(4,509)
Benefit obligation at end of year	$776,131	$371,802	$130,633	$69,415

Change in Plan Assets:
Fair value of plan assets at beginning of year	$231,308	$211,675	$22,194	$20,861
Net transfer in due to acquistion of the Gas Companies	236,682	-	18,422	-
Actual return on plan assets	49,937	40,964	2,662	4,224
Employer contributions	8,017	247	846	585
Participant contributions	-	-	1,520	1,033
Benefits paid (including expenses)	(23,617)	(21,578)	(4,882)	(4,509)
Fair value of plan assets at end of year	$502,327	$231,308	$40,762	$22,194

Funded Status at December 31:
Projected benefits (less than) greater than plan assets	$273,804	$140,494	$89,871	$47,221

Amounts Recognized in the Consolidated Balance Sheet consist of:
Non-current assets	$456	$-	$-	$-
Current liabilities	$917	$511	$216	$199
Non-current liabilities	$273,343	$139,983	$89,654	$47,022

Amounts Recognized as a Regulatory Asset consist of:
Transition obligation (asset)	$-	$-	$1,411	$2,470
Prior service cost	2,132	2,778	(125)	$(228)
Net (gain) loss	114,346	141,518	18,464	19,501
Total recognized as a regulatory asset	$116,478	$144,296	$19,750	$21,743

Information on Pension Plans with an Accumulated Benefit Obligation in excess of Plan Assets:
Projected benefit obligation	$760,658	$371,802	N/A	N/A
Accumulated benefit obligation	$697,081	$324,345	N/A	N/A
Fair value of plan assets	$486,398	$231,308	N/A	N/A

The following weighted average actuarial assumptions were used in calculating the benefit obligations at December 31:
Discount rate (Qualified Plans)	5.00-5.35%	5.85%	N/A	N/A
Discount rate (Non-Qualified Plans)	5.10-5.15%	5.65%	N/A	N/A
Discount rate (Other Post-Retirement Benefits)	N/A	N/A	5.15-5.30%	5.80%
Average wage increase	3.80-4.00%	3.80%	N/A	N/A
Health care trend rate (current year)	N/A	N/A	7.80-9.50%	9.50%
Health care trend rate (2019-2028 forward)	N/A	N/A	4.50-5.00%	5.00%

Table of Content

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (continued)

The components of net periodic benefit cost are:
	For the Year Ended December 31,
	Pension Benefits			Other Post-Retirement Benefits
	2010	2009	2008	2010	2009	2008
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$7,675	$6,133	$6,870	$1,450	$1,334	$1,395
Interest cost	22,702	20,928	20,972	4,285	4,138	4,208
Expected return on plan assets	(20,739)	(17,113)	(25,729)	(1,910)	(1,640)	(2,530)
Amortization of:				-
Prior service costs	646	697	750	(103)	(101)	(102)
Transition obligation (asset)	-	-	-	1,058	1,058	1,058
Actuarial (gain) loss	(23,978)	14,425	4,195	690	2,686	1,858
Net periodic benefit cost (1) (2)	$(13,694)	$25,070	$7,058	$5,470	$7,475	$5,887

Other Changes in Plan Assets and Benefit Obligations Recognized as a Regulatory Asset:
Net (gain) loss	$21,425	$(5,590)	$107,063	$2,173	$(4,670)	$10,132
Amortization of:
Prior service costs	-	(697)	(751)	(1,058)	101	102
Transition obligation (asset)	(646)		-	103	(1,058)	(1,058)
Actuarial (gain) loss	23,978	(14,425)	(4,195)	(690)	(2,686)	(1,858)
Total recognized as regulatory asset	$44,757	$(20,712)	$102,117	$528	$(8,313)	$7,318

Total recognized in net periodic benefit costs
and regulatory asset	$31,063	$4,358	$109,175	$5,998	$(838)	$13,205

Estimated Amortizations from Regulatory Assets into Net Periodic Benefit Cost for the period January 1, 2011 - December 31, 2011:
Amortization of transition obligation	$-	$-	$-	$1,020	$1,059	$1,058
Amortization of prior service cost	643	645	697	(101)	(103)	(98)
Amortization of net (gain) loss	14,032	12,309	14,425	2,008	1,950	2,686
Total estimated amortizations	$14,675	$12,954	$15,122	$2,927	$2,906	$3,646

The following actuarial weighted average assumptions were used in calculating net periodic benefit cost:
Discount rate	5.00-5.35%	6.20%*	6.35%**	5.00-5.30%	6.10%	6.40%
Average wage increase	3.80-4.00%	3.80%	4.40%	N/A	N/A	N/A
Return on plan assets	8.25-8.50%	8.50%	8.50%	5.89-8.25%	8.50%	8.50%
Health care trend rate (current year)	N/A	N/A	N/A	8.10-8.50%	10.00%	10.50%
Health care trend rate (2019 forward)	N/A	N/A	N/A	4.50-5.00%	5.00%	5.00%

(1) For the year ended December 31, 2009, UI recorded $8.3 million of pension expense and $1.9 million of OPEB expense as a regulatory asset. These amounts were approved by the DPUC to address the actual increase in pension and postretirement expense for 2009 (see Note (C), Regulatory Proceedings).
(2) For the year ended December 31, 2008, UI recorded $1.9 million of pension expense and $0.4 million of OPEB expense as a regulatory asset. These amounts reflect additional amounts recoverable in rates due to changes in the use of mortality tables imposed by the IRS (see Note (C), Regulatory Proceedings).

Table of Content

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (continued)

A one percentage point change in the assumed health care cost trend rate would have the following effects:

	1% Increase	1% Decrease
	(In Thousands)
Aggregate service and interest cost components	$840	$(685)
Accumulated post-retirement benefit obligation	$11,953	$(9,911)

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

		Other Post-Retirement
Year	Pension Benefits	Benefits
	(In Thousands)
2010	$38,421	$7,920
2011	$47,983	$8,107
2012	$44,815	$8,324
2013	$46,376	$8,521
2014	$48,765	$8,691
2015-2019	$261,684	$44,709

401(k)

UI has a 401(k)/Employee Stock Ownership Plan (KSOP) in which substantially all of its employees are eligible to participate.  The KSOP enables employees to defer receipt of a portion of their compensation, up to statutory limits, and to invest such funds in a number of investment alternatives.  Matching contributions are made to the KSOP, in the form of UIL Holdings’ common stock, based on each employee’s salary deferrals in the KSOP.  For union employees, the matching contribution to the KSOP is 100% of the first 3% of employee compensation deferred and 50% of the next 2% deferred.  The maximum match is 4% of annual salary.  For non-union employees, the matching contribution to the KSOP is 100% of the first 2% of employee compensation deferred.  All matching contributions are made in the form of UIL Holdings’ common stock.  Matching contributions to the KSOP during 2010, 2009 and 2008 were $2.4 million, $2.5 million and $3.1 million, respectively.  UIL Holdings pays dividends on the shares of stock in the KSOP to the participant and UIL Holdings receives a tax deduction for the dividends paid.

The Gas Companies have several 401(k) plans in which substantially all of its employees are eligible to participate.  Employees may defer a portion of the compensation and invest in various investment alternatives.  Matching contributions are made in the form of cash and are dependent on the specific provisions of each of the plans.  The matching expense related to the Gas Companies for UIL Holdings for the post-acquisition period in 2010 was immaterial.

(H)  RELATED PARTY TRANSACTIONS

UI is a 50-50 joint venturer with NRG in GCE Holding LLC, whose wholly owned subsidiary, GenConn, was chosen by the DPUC to build and operate new peaking generation plants to help address Connecticut’s need for power generation during the heaviest load periods.  GenConn had signed a promissory note (the Loan) with UI under which UI advanced up to an aggregate principal amount of $48.5 million to fund GenConn’s construction and other cash needs until permanent financing was arranged.  In connection with the EBL obtained by UI and the Project Financing obtained by GenConn on April 27, 2009, all outstanding balances on the Loan were replaced by a new promissory note, the balance of which was $62.0 million as of December 31, 2010.  See Note (B) “Capitalization – Long-Term Debt” for further discussion regarding the EBL.  Additionally, $3.3 million and $2.0 million of interest income related to the promissory

Table of Content

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (continued)

note are included in “Other income and (deductions), net" in the accompanying Consolidated Statement of Income, for the years ended December 31, 2010 and 2009 respectively,  which is offset by the interest expense incurred by UI under the EBL.

UI and NRG are each making equity investments in GenConn on a 50/50 basis to meet GenConn’s remaining capital requirements not met by the Project Financing.  In September 2010, UI made its equity investment in GenConn Devon in the amount of approximately $55.5 million.  In addition to the funds to be directed to GenConn that are borrowed under the EBL, UI made additional equity investments in October and December of 2010,  totaling $6 million, for the construction of the GenConn Middletown peaking generation facility.

A Director of UIL Holdings holds a beneficial interest in the building located at 157 Church Street, New Haven, Connecticut, where UI leases office space. UI’s lease payments for this office space for the years ended December 31, 2010, 2009 and 2008 totaled $10.8 million, $11.0 million and $10.8 million, respectively.

A Director of UIL Holdings holds a position on the Board of Directors of People’s United Bank.  UIL Holdings has a banking relationship with People’s United Bank in connection with the Credit Facility described in Note (D) “Short-Term Credit Arrangements”.  Such Director was not directly involved in any transaction between UIL Holdings’ or its subsidiaries and People’s United Bank.

In 1990, UI formed the United Illuminating Company Foundation (the Foundation) to ensure that UI’s charitable giving would remain constant regardless of the state of economy.  The Foundation focuses its grant making in the service territories of UIL Holdings’ regulated subsidiaries.  UIL Holdings made contributions to the Foundation of approximately $1.3 million, $0.5 million and an immaterial amount in 2010, 2009 and 2008 respectively.

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

Operating leases, which are charged to operating expense, consist principally of leases of office space and facilities, land, railroad rights of way and a wide variety of equipment.  The future minimum lease payments under these operating leases are estimated to be as follows:

	(In Thousands)
2011	16,132
2012	10,138	(1)
2013	2,527
2014	1,712
2015	1,647
2016 - after	37,011
Total	69,167

(1) Lease for office space in the building located at 157 Church Street, New Haven, Connecticut expires in June 2012.

Table of Content

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (continued)

Rental payments charged to operating expenses in 2010, 2009 and 2008 were as follows:

	Year Ended December 31,
	2010	2009	2008
	(In Thousands)

Rental payments	$13,997	$13,588	$13,125
Less: Sublease rental payments received	1,120	1,125	1,126
Rental payments charged to operating expenses	$12,877	$12,462	$11,999

(J)  COMMITMENTS AND CONTINGENCIES

Connecticut Yankee Atomic Power Company

UI has a 9.5% stock ownership share in the Connecticut Yankee Atomic Power Company (Connecticut Yankee), the carrying value of which was $0.2 million as of December 31, 2010.  In 1996, the Board of Directors of Connecticut Yankee voted unanimously to retire the Connecticut Yankee nuclear plant (the Connecticut Yankee Unit) from commercial operation.  Connecticut Yankee updates the cost of its remaining decommissioning activity, which consists primarily of ground water monitoring and nuclear fuel storage, at least annually, and more often as needed, and provides UI with a projected recovery schedule depicting annual costs expected to be billed to UI, including a return on investment over the term of the projected recovery period.  The present value of these costs is calculated using UI’s weighted-average cost of capital and, after consideration of recoverability, recorded as a Connecticut Yankee Contract Obligation and a corresponding regulatory asset.  At December 31, 2010, UI has regulatory approval to recover in future rates (through the CTA) its $17.2 million regulatory asset for Connecticut Yankee over a term ending in 2015.

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

In 1998, Connecticut Yankee filed claims in the United States Court of Federal Claims seeking damages resulting from the breach of the 1983 contracts by the DOE.  In September 2010, the Court issued its Decision in the remanded case and awarded Connecticut Yankee damages of $39.7 million for its spent fuel-related costs through 2001.  On November 8, 2010, the DOE appealed the decision to the United States Court of Appeals for the Federal Circuit and on November 19, 2010 Connecticut Yankee filed a notice of cross-appeal.  UI’s 9.5% ownership share would result in a payment of approximately $3.8 million which, if awarded, would be refunded to customers.

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

Table of Content

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (continued)

Hydro-Quebec

UI is a participant in the Hydro-Quebec (HQ) transmission tie facility linking New England and Quebec, Canada.  UI has a 5.45% participating share in this facility, which has a maximum 2000-megawatt equivalent generation capacity value.  In April 1991, UI furnished a guarantee in the amount of $11.7 million, for its participating share of the debt financing for one phase of this facility.  The amount of this guarantee, which expires in August 2015, is reduced monthly, proportionate with principal paid on the underlying debt.  As of December 31, 2010, the amount of UI’s guarantee for this debt totaled approximately $1.4 million.

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

Site Decontamination, Demolition and Remediation Costs

By letter dated November 30, 2010, the EPA made inquiry of UI regarding the storage of PCB materials from the time they were brought to UI’s Shelton, CT facility from the field until their shipment to an authorized disposal facility, from 2006 through June of 2010, and the maintenance of an annual document log in connection with the storage.  On January 14, 2011, the Company filed its response to this inquiry with EPA, setting forth the details of the Company’s PCB management policy and providing annual summaries for the referenced years.  On February 8, 2011, UI received an EPA subpoena requesting additional information concerning the annual summaries provided.  UI has responded to this subpoena.  At this time, UI cannot assess the potential financial impact, if any, of this inquiry.   As such, as of December 31, 2010, no liability related to this matter has been recorded.

In June 2006, UI executed an agreement with the City of Bridgeport and its Redevelopment Authority (the City) for the transfer of title of UI’s Steel Point property to the City.  Pursuant to a Memorandum of Understanding (MOU) among UI, the City of Bridgeport, and the City’s selected developer for the property, the City and developer released UI from any further liability with respect to the Steel Point property after title transferred, and the City and/or developer has indemnified UI for environmental matters related to the Steel Point property.  The Steel Point property includes the land up to the bulkhead.  The MOU provides that there is no indemnity for liability related to contaminated harbor sediments.  UI is not aware of any such claims.  UI would seek to recover any uninsured costs related to such sediments that are UI’s responsibility, to the extent incurred, through the CTA, in accordance with the ratemaking treatment approved in the DPUC’s July 2006 decision.

A site on the Mill River in New Haven was conveyed by UI in 2000 to an unaffiliated entity, Quinnipiac Energy LLC (QE), reserving to UI permanent easements for the operation of its transmission facilities on the site.  At the time of the sale, a fund of approximately $1.9 million, an amount equal to the then-current estimate for remediation, was placed in escrow for purposes of bringing soil and groundwater on the site into compliance with applicable environmental laws.  Approximately $0.1 million of the escrow fund remains unexpended.  QE has since sold the property to Evergreen Power, LLC (Evergreen Power) and Asnat Realty LLC (Asnat).  UI is unaware of what agreement was reached between QE and Evergreen Power and Asnat regarding future environmental liability or what remediation activity remains to be undertaken at the site.  UI could be required by applicable environmental laws to finish remediating any subsurface contamination at the site if it is determined that QE and/or Evergreen Power and Asnat have not completed the appropriate environmental remediation at the site.  UI has not updated the original $1.9 million remediation estimate, and does not have specific knowledge of any remediation work done, or remaining to be done on behalf of QE or any

Table of Content

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (continued)

subsequent owner.  In July 2008, Evergreen Power and Asnat submitted a claim to UI seeking compensation for environmental remediation on the property, including the existing building which remains on the site.   UIL Holdings cannot presently assess the potential financial impact, if any, of this claim.  As such, as of December 31, 2010, no liability related to this claim has been recorded.

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

The Gas Companies own or have previously owned property where Manufactured Gas Plants (MGPs) operated historically.  MGP operations have led to contamination of soil and groundwater with petroleum hydrocarbons, benzene and metals, among other things, at these properties, the regulation and cleanup of which is regulated by RCRA as well as other federal and state statutes and regulations.  Each of the Gas Companies has or had ownership interest in one of such   properties contaminated as a result of MGP-related activities, as discussed below.  Under the existing regulations, the cleanup of such sites requires state and at times, federal, regulators’ involvement and approval before cleanup can commence.  In certain cases, such contamination has been evaluated, characterized and remediated.  In other cases, the sites have been evaluated and characterized, but not yet remediated.  Finally, at some of these sites, the scope of the contamination has not yet been fully characterized, as such, no liability was recorded as of December 31, 2010.  The Company has, in the past, received approval for the recovery, in its rates,  of MGP-related remediation expenses and expects to seek recovery in rates for ongoing MGP-related remediation expenses for all of its MGP sites.

SCG owns property on Pine Street in Bridgeport, CT, the site of one of its former operations centers and a former MGP operation.  As a result of litigation that was initiated by an abutting property owner, SCG entered into a consent order with CDEP for the cleanup of the site in 1998.  The remediation of the site is being completed in two parts.  Part A addressed ground water, free product and contamination that migrated to an abutting property and is completed.  Part B addresses soil contamination at the site and is to be addressed by an approved engineered cap with a land use restriction.  SCG recently received CDEP’s comments on its plan and is addressing these comments.  Property located at 110 Pine Street, part of the original site, was sold in 1983.  SCG may be subject to remediation expenses for this part of the site as a former owner of the property, the amount of which cannot be estimated at this time.  This property is not part of the current remediation plan.  Future remediation costs, for which the Company will seek recovery in rates, are expected to be in the range of $2 to $3 million.  As of December 31, 2010, SCG has recorded a liability of $1.9 million for this site.

SCG owns property on Housatonic Avenue in Bridgeport, a former MGP site.  The site is currently leased from SCG to a soil reclamation company.  Remediation of waste and contaminants associated with historic use of the site as an MGP, including potential groundwater contamination and soil contamination, has not commenced.  Costs associated with the remediation of the site could be significant and will be subject to a review by the DPUC as to whether these costs are recoverable in rates.  UIL Holdings cannot presently estimate the costs of remediation or the likelihood of recoverability.  As such, as of December 31, 2010, no liability related to this claim has been recorded.

Table of Content

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (continued)

SCG owns property located on Chapel Street in New Haven, CT, the site of one of its former operations centers and a former MGP site.  The site is currently leased from SCG to Petroleum Terminals, Inc.  Some portions of the original site, referred to as East Street, were sold in 1978.  Limited remediation has occurred on two occasions, once in 1995 and again in 2008 to prevent contaminated ground water from migration into the adjacent waterway.  These remediation activities were prompted by breaks in the underground piping causing releases that required immediate resolution.  Costs associated with the most recent remediation approximated $1.2 million and were disallowed by the DPUC in the 2009 SCG rate case decision and therefore, will not be recovered in customer rates.  Other parts of the original site, including a parcel located on St. John's Street were sold by SCG prior to 1978.  SCG may be subject to remediation expenses for this part of the site as a former owner of the property, the amount of which cannot be estimated at this time.   Costs associated with the remediation of the site could be significant and will be subject to a review by the DPUC as to whether these costs are recoverable in rates.  UIL Holdings cannot presently estimate the costs of remediation or the likelihood of recoverability.  As such, as of December 31, 2010, no liability related to this claim has been recorded.

A property located on Columbus Boulevard in Hartford, CT is the former Operations Center and Corporate Headquarters of CNG.  The property is also a former MGP site.  Except for a portion of the property that houses and is owned by the Hartford Steam Company, known as 60 Columbus Boulevard, and certain other small non-contiguous portions of this site owned by either TEN Companies, Inc. or CNG, most of the original MGP site was taken by the state of Connecticut for the Adriaen’s Landing project.  This portion was remediated by the state for the project and, as such, has provided insurance to the company against future risk to CNG associated with additional remediation expenses for that portion of the property that was taken for the Adriaen’s Landing project.  CNG remains liable for that portion of the property owned or formerly owned by CNG that was not subject to the taking.  Costs associated with the remediation of the site could be significant, but can not be estimated at this time, and will be subject to a review by the DPUC as to whether these costs are recoverable in rates.  UIL Holdings cannot presently estimate the costs of remediation or the likelihood of recoverability.  As such, as of December 31, 2010, no liability related to this claim has been recorded.

A site on Mill Street in Greenfield, MA is currently owned by Berkshire and is used as a regional operations center.  This site is on the Massachusetts Department of Environmental Protection (MDEP) list of confirmed disposal sites and investigation and remediation of contamination resulting from disposal of byproducts and wastes generated by the historic coal and water gas manufacturing operations is ongoing.  Extensive soil, and coal tar product NAPL recovery and remediation work on the land side of the Berkshire property has been completed, and sediments containing NAPL have been removed from the adjoining Green River.  However, further evaluation of the NAPL distribution in the river sediments and in the subsurface in stream banks on the adjacent property to the south are ongoing and will involve significant additional remediation activities.  Future expenses potentially in excess of $5.0 million are anticipated.  Even after completion of the additional remedial activities there will be ongoing monitoring and reporting to the MDEP will continue for the site in the foreseeable future.  UIL Holdings has accrued $5.0 million for such expenses as of December 31, 2010.

To date, Berkshire has received approval from the DPU for recovery of its environmental expenses in its customer rates.  While management cannot predict the exact costs of the ongoing and future remediation and monitoring expenses, the company will seek regulatory rate recovery of these expenses.

Middletown/Norwalk Transmission Project

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

Table of Content

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (continued)

GenConn

The former general contractor responsible for the construction at the GenConn Devon facility has submitted change order requests totaling approximately $8.5 million and has asserted a delay and impact claim against GenConn Devon in the amount of approximately $16.9 million.  GenConn Devon is reviewing a report prepared on the contractor's behalf with respect to the delay claim, and will be continuing its review of the change order requests after reviewing the report.  The former general contractor has also claimed approximately $4.9 million as a final payment with respect to its prior work as general contractor for the GenConn Middletown facility.  GenConn Middletown disputes this claim, and the parties have agreed to non-binding mediation of the claim relating to GenConn Middletown.  To the extent that GenConn is required to pay all or a portion of these claims, as with other capital construction expenditures, GenConn would seek, and expect to recover, associated costs through its annual regulatory proceeding.  To the extent that there is any financial impact on GenConn’s financial statements, the effect on UIL Holdings’ Consolidated Financial Statements will be reflected in the carrying value of its 50% ownership position in GenConn and through “Income (Loss) from Equity Investments” in the Consolidated Statement of Income.

On September 28, 2010, UIL Holdings entered into a Sponsor Guaranty and Payment Agreement in favor of the Royal Bank of Scotland PLC, as Administrative Agent under the Project Financing arrangement, whereby UIL Holdings guarantees to pay an amount up to $6 million in respect of amounts related to the former general contractor’s claims and litigation expenses as they relate to such claims described above.  Given the assessment of this claim as described above, no liability has been recorded as of December 31, 2010.

Cross-Sound Cable Company, LLC

UIL Holdings and its subsidiary United Capital Investments, Inc. (UCI) continue to provide a guarantee, in original amounts of $1.3 million, in support of a guarantee by Hydro-Quebec (HQ), the former majority owner of Cross-Sound Cable LLC (an entity in which UCI held a minority interest until the sale of that interest in February 2006), to third parties in connection with the construction of the project.  The guarantee supports an agreement under which Cross-Sound is providing compensation to shell fishermen for their losses, including loss of income, incurred as a result of the installation of the cable.  The payments to the fishermen are being made over a 10-year period, ending October 2013, and the obligation under this guarantee reduces proportionately with each payment made. As of December 31, 2010, the remaining amount of the guarantee was $0.8 million.  UIL Holdings believes there is a low probability that it would be required to fund this guarantee and, as such, has not recorded a liability related to this guarantee in its Consolidated Balance Sheet as of December 31, 2010.

 (K) FAIR VALUE MEASUREMENTS

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

The following tables set forth UIL Holdings’ financial assets and liabilities, other than pension benefits and OPEB, which were accounted for at fair value on a recurring basis as of December 31, 2010 and December 31, 2009.

Table of Content

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (continued)

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2010	(In Thousands)
Assets:
Derivative assets	$-	$-	$34,188	$34,188
Noncurrent investments available for sale	9,774	-	-	9,774
Deferred Compensation Plan	3,725	-	-	3,725
Supplemental retirement benefit trust life insurance policies (Note G)	5,665	-	-	5,665
	$19,164	$-	$34,188	$53,352

Liabilities:
Derivative liabilities	$-	$-	$142,806	$142,806

Net fair value assets/(liabilities), December 31, 2010	$19,164	$-	$(108,618)	$(89,454)

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2009	(In Thousands)
Assets:
Derivative assets	$-	$-	$30,694	$30,694
Deferred Compensation Plan	3,367	-	-	3,367
Supplemental retirement benefit trust life insurance policies (Note G)	5,071	-	-	5,071
	$8,438	$-	$30,694	$39,132
Liabilities:
Derivative liabilities
	$-	$-	$162,093	$162,093
Net fair value assets/(liabilities), December 31, 2009
	$8,438	$-	$(131,399)	$(122,961)

The determination of fair value of the derivative assets and liabilities, which primarily consist of contracts for differences, was based on a probability-based expected cash flow analysis that was discounted at the December 31, 2010 or December 31, 2009 risk-free interest rates, as applicable, and an adjustment for non-performance risk using credit default swap rates.  Certain management assumptions were required, including development of pricing that extended over the term of the contracts.  In addition, UIL performed an assessment of risks related to obtaining regulatory, legal and siting approvals, as well as obtaining financing resources and ultimately attaining commercial operation.   The DPUC has determined that changes in fair value associated with the contracts for differences are fully recoverable.  As a result, such changes have no impact on UIL Holdings’ net income.

The fair value of the noncurrent investments available for sale is determined using quoted market prices in active markets for identical assets.  The investments primarily consist of money market funds.

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

Table of Content

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (continued)

The following tables set forth a reconciliation of changes in the fair value of the assets and liabilities above that are classified as Level 3 in the fair value hierarchy for the twelve month periods ended December 31, 2010 and 2009.  The change in a probability assumption of in an expected cash flow analysis resulted in the reduction of UI’s projected derivative liability relating to one of UI’s CfDs.  The reduction of this derivative liability was the primary reason for the increase in the net fair value of the net derivative assets/(liabilities) during the twelve month period ended December 31, 2010.

Year Ended
December 31, 2010
(In Thousands)

Net derivative assets/(liabilities), December 31, 2009	$(131,399)
Acquired derivatives, November 17, 2010	412
Unrealized gains and (losses), net
Included in earnings	(100)
Included in other comprehensive income	45
Included in regulatory assets/(liabilities)	22,423
Net derivative assets/(liabilities), December 31, 2010	$(108,618)

Change in unrealized gains (losses), net relating to net derivative assets/(liabilities), still held as of December 31, 2010	$22,368

(In Thousands)

Net derivative assets/(liabilities), January 1, 2009	$(83,493)
Unrealized gains and (losses), net	(47,906)
Net derivative assets/(liabilities), December 31, 2009	$(131,399)

Change in unrealized gains (losses), net relating to net derivative assets/(liabilities), still held as of December 31, 2009	$(47,906)

The following table sets forth a reconciliation of changes in the net regulatory asset/(liability) balances that were established to recover any unrealized gains/(losses) associated with the contracts for differences for the years ended December 31, 2010 and 2009.  The amounts offset the net contract for differences liabilities included in the derivative liabilities detailed above.

Table of Content

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (continued)

Year Ended
December 31, 2010
(In Thousands)

Net regulatory assets/(liabilities), December 31, 2009	$131,399
Unrealized (gains) and losses, net	(22,423)
Net regulatory assets/(liabilities), December 31, 2010	$108,976

Year Ended
December 31, 2009
(In Thousands)

Net regulatory assets/(liabilities), January 1, 2009	$83,493
Unrealized (gains) and losses, net	47,906
Net regulatory assets/(liabilities), December 31, 2009	$131,399

The following tables set forth the fair values of UIL Holdings’ pension and OPEB assets that were accounted for at fair value on a recurring basis as of December 31, 2010 and 2009.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2010	(In Thousands)

Pension assets
Mutual funds	$501,937	$-	$-	$501,937
Hedge fund	-	-	390	390
	501,937	-	390	502,327
OPEB assets
Mutual funds	40,762	-	-	40,762
	40,762	-	-	40,762

Fair value of plan assets, December 31, 2010	$542,699	$-	$390	$543,089

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2009	(In Thousands)

Pension assets (Note G)
Mutual funds	$227,832	$-	$-	$227,832
Hedge fund	-	-	3,476	3,476
	227,832	-	3,476	231,308
OPEB assets (Note G)
Mutual funds	22,194	-	-	22,194
	22,194	-	-	22,194

Fair value of plan assets, December 31, 2009	$250,026	$-	$3,476	$253,502

Table of Content

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (continued)

The determination of fair value of the Level 1 pension and OPEB assets was based on quoted prices, as of December 31, 2010 and 2009, in the active markets for the various funds within which the assets are held.  The determination of fair value of the Level 3 pension assets was based on the Net Asset Value (NAV) provided by the managers of the underlying fund investments.  The NAV provided by the managers typically reflect the fair value of each underlying fund investment, including unrealized gains and losses.  Changes in the fair value of pension benefits and OPEB are accounted for in accordance with ASC 715 Compensation – Retirement Benefits as discussed in Note (G) Pension and Other Benefits.

The following tables set forth a reconciliation of changes in the fair value of the assets above that are classified as Level 3 in the fair value hierarchy for the twelve month periods ended December 31, 2010 and 2009.

Year Ended
December 31, 2010
(In Thousands)
Pension assets-Level 3, January 1, 2010	$3,476
Unrealized gains and (losses), net	(919)
Realized gains and (losses), net	(835)
Purchases, sales, issuances, and settlements	(1,332)
Pension assets-Level 3, December 31, 2010	$390

Change in unrealized gains (losses), net relating to pension assets still held as of December 31, 2010	$(919)

Year Ended
December 31, 2009
(In Thousands)

Pension assets-Level 3, January 1, 2009	$9,684
Unrealized gains and (losses), net	(416)
Realized gains and (losses), net	(1,380)
Purchases, sales, issuances, and settlements	(4,412)
Pension assets-Level 3, December 31, 2009	$3,476

Change in unrealized gains (losses), net relating to pension assets still held as of December 31, 2009	$(416)

Table of Content

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (continued)

(L) QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for 2010 and 2009 are set forth below:

		1st	2nd	3rd	4th
		Quarter	Quarter	Quarter	Quarter
	(In Thousands, Except Per Share Amounts)
	2010
	Operating Revenues	$220,280	$207,116	$236,277	$333,993
	Operating Income	$32,880	$25,513	$34,763	$32,143
	Net Income attributable to UIL Holdings for all years presented (1)	$16,052	$10,126	$16,269	$12,410

	Earnings Per Share of Common Stock – Basic: (2)	$0.53	$0.34	$0.50	$0.25

	Earnings Per Share of Common Stock – Diluted: (3)	$0.53	$0.33	$0.50	$0.24

	2009
	Operating Revenues	$235,509	$200,365	$255,212	$205,464
	Operating Income	$28,487	$30,938	$42,105	$20,701
	Net Income attributable to UIL Holdings for all years presented (1)	$12,042	$13,769	$21,740	$6,766

	Earnings Per Share of Common Stock – Basic: (2)	$0.48	$0.51	$0.73	$0.22

	Earnings Per Share of Common Stock – Diluted: (3)	$0.47	$0.51	$0.73	$0.22

(1)	Includes acquisition-related costs in the 2nd, 3rd and 4th quarters of 2010
(2)	Based on weighted average number of shares outstanding each quarter.
(3)	Based on weighted average number of shares outstanding each quarter. Reflecting the effect of dilutive stock options, performance shares and restricted stock

Table of Content

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (continued)

(M)  SEGMENT INFORMATION

UIL Holdings has three reporting segments:  Electric Distribution, Electric Transmission and Gas Distribution.  Revenues from inter-segment transactions are not material.  All of UIL Holdings’ revenues are derived in the United States.  The following measures of segment profit and loss are utilized by management to make decisions about allocating resources to the segments and assessing performance.  The following table reconciles certain segment information with that provided in UIL Holdings’ Consolidated Financial Statements.  In the table, distribution includes all electric utility revenue and expenses except for transmission, which is provided in a separate column.  “Other” includes the information for the remainder of UIL Holdings’ non-utility activities and unallocated corporate costs, including minority interest investments and administrative costs.

(In Thousands)
	December 31, 2010
	Electric Distribution and Transmission
	Distribution	Transmission	Total UI	Gas Distribution	Other (1)	Total
Operating Revenues	$667,737	$191,810	$859,547	$138,105	$14	$997,666
Purchased power and gas	242,268	-	242,268	81,428	-	323,696
Operation and maintenance	210,646	27,699	238,345	19,297	640	258,282
Transmission wholesale	-	72,169	72,169	-	-	72,169
Depreciation and amortization	96,007	12,402	108,409	5,492	45	113,946
Taxes - other than income taxes	44,206	27,435	71,641	7,054	7	78,702
Acquisition and closing related expenses	-	-	-	-	25,572	25,572
Operating Income (Loss)	74,610	52,105	126,715	24,834	(26,250)	125,299

Other Income and (Deductions), net	13,101	2,939	16,040	107	1,115	17,262

Interest Charges, net	28,539	12,034	40,573	4,014	9,111	53,698

Income Before Income Taxes and Equity Earnings	59,172	43,010	102,182	20,927	(34,246)	88,863
Income Taxes	25,026	14,682	39,708	8,026	(12,450)	35,284
Income Before Equity Earnings	34,146	28,328	62,474	12,901	(21,796)	53,579
Income (Losses) from Equity Investments	1,278	-	1,278	-	-	1,278
Net Income	35,424	28,328	63,752	12,901	(21,796)	54,857
Less:
Preferred Stock Dividends of
Subsidiary, Noncontrolling Interests	-	-	-	3	-	3
Net Income attributable to UIL Holdings	$35,424	$28,328	$63,752	$12,898	$(21,796)	$54,854

	Electric Distribution and Transmission (2)
	Distribution	Transmission	Total UI	Gas Distribution	Other (1)	Total
Total Assets at December 31, 2010	$-	$-	$2,371,621	$2,033,576	$50,236	$4,455,433

(1) Includes UIL Holdings Corporate and UIL Holdings' non-utility businesses.
(2) Information for segmenting total assets between Distribution and Transmission is not available. Total UI assets are disclosed in the Total Electric column.
Net plant in service is segregated by segment and, as of December 31, 2010, was $820.9 million and $512.2 million for Distribution and Transmission, respectively.

Table of Content

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (continued)

(M) SEGMENT INFORMATION (Continued)
(In Thousands)
	December 31, 2009
	Electric Distribution and Transmission
	Distribution	Transmission	Total UI	Other (1)	Total
Operating Revenues	$726,562	$169,119	$895,681	$869	896,550
Purchased power	333,339	-	333,339	-	333,339
Operation and maintenance	195,894	29,027	224,921	932	225,853
Transmission wholesale	-	57,012	57,012	-	57,012
Depreciation and amortization	85,617	12,349	97,966	150	98,116
Taxes - other than income taxes	40,978	19,080	60,058	4	60,062
Operating Income (Loss)	70,734	51,651	122,385	(217)	122,168

Other Income and (Deductions), net	5,586	(33)	5,553	33	5,586

Interest Charges, net	24,592	11,699	36,291	4,109	40,400

Income Before Income Taxes and Equity Earnings	51,728	39,919	91,647	(4,293)	87,354
Income Taxes	20,106	14,627	34,733	(1,637)	33,096
Income Before Equity Earnings	31,622	25,292	56,914	(2,656)	54,258
Income (Losses) from Equity Investments	59	-	59	-	59
Net Income	$31,681	$25,292	$56,973	$(2,656)	$54,317

	UI (2)
	Distribution	Transmission	Total UI	Other (1) (3)	Total
Total Assets	$-	$-	$2,203,062	$18,698	$2,221,760

	December 31, 2008

	Electric Distribution and Transmission
	Distribution	Transmission	Total UI	Other (1)	Total
Operating Revenues	$812,960	$134,980	$947,940	$780	$948,720
Purchased power	424,245	-	424,245	-	424,245
Operation and maintenance	188,214	23,373	211,587	1,710	213,297
Transmission wholesale	-	46,368	46,368	-	46,368
Depreciation and amortization	96,018	4,951	100,969	160	101,129
Taxes - other than income taxes	37,792	12,444	50,236	(6)	50,230
Operating Income (Loss)	66,691	47,844	114,535	(1,084)	113,451

Other Income and (Deductions), net	1,463	1,201	2,664	962	3,626

Interest Charges, net	19,956	10,000	29,956	4,196	34,152

Income Before Income Taxes and Equity Earnings	48,198	39,045	87,243	(4,318)	82,925
Income Taxes	20,579	15,369	35,948	(1,376)	34,572
Income Before Equity Earnings	27,619	23,676	51,295	(2,942)	48,353
Income (Losses) from Equity Investments	(205)	-	(205)	-	(205)
Net Income	$27,414	$23,676	$51,090	$(2,942)	$48,148

	Electric Distribution and Transmission (2)
	Distribution	Transmission	Total UI	Other (1)	Total
Total Assets	$-	$-	$2,064,889	$18,297	$2,083,186

(1) Includes UIL Holdings Corporate and UIL Holdings' non-utility businesses.
(2) Information for segmenting total assets between Distribution and Transmission is not available. Total UI assets are disclosed in the Total Electric column.
is segregated by segment and, as of December 31, 2009, was 691.1 million and 461.8 million for Distribution and Transmission, respectively. As of
December 31, 2008, net plant in service was $629.1 million and $444.3 million for Distribution and Transmission, respectively.

Table of Content

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (continued)

(N) ACQUISITION

On November 16, 2010, UIL Holdings completed its acquisition (the Acquisition) from Iberdrola USA, Inc. (Iberdrola USA) of the Gas Companies.  CNG and Berkshire, subsidiaries of two of the acquired holding companies, CTG and BER, respectively, have redeemable preferred stock, which represents noncontrolling interests.  The DPUC approved the Acquisition and there is a pending petition from the Massachusetts Attorney General for the DPU to reconsider UIL Holdings’ acquisition of Berkshire.  The Gas Companies contributed $138.1 million in operating revenues and $12.9 million in net income to UIL Holdings’ 2010 results of operations for the post-acquisition period of 45 days from November 17, 2010 to December 31, 2010.

The $1.296 billion purchase price, less net debt of approximately $331.1 million and a preliminary working capital adjustment of approximately $47.0 million, resulted in cash consideration at closing of approximately $917.9 million to Iberdrola USA.  The net purchase price is subject to a final indebtedness and working capital adjustment.  UIL Holdings paid this cash consideration from the proceeds from its September 2010 issuance of 20,355,000 shares of its common stock and its October 2010 issuance of $450 million aggregate principal amount of 4.625% Notes due 2020.  As of December 31, 2010, UIL Holdings had incurred pre-tax acquisition and closing related expenses of approximately $25.5 million.  UIL Holdings accounted for the Acquisition in accordance with ASC 805 “Business Combinations”, whereby the purchase price paid was allocated to tangible assets acquired and liabilities assumed as well as goodwill based upon their fair values as of the closing date.  UIL Holdings has determined that the historical book value of the assets and liabilities of the Gas Companies approximates their fair value given the regulation they operate under in Connecticut and Massachusetts.  Additional adjustments to the values of assets and liabilities recognized in the Acquisition may occur as the allocation of the consideration transferred is finalized during 2011.  Under business combination accounting guidance, UIL Holdings has up to one year from the date of the Acquisition to finalize the allocation of consideration transferred.  The following table summarizes the allocation of the purchase price:

Amount
(In Millions)

Current assets	$322.9
Noncurrent assets	1,415.1
Current liabilities	(169.5)
Long-term debt	(397.4)
Other noncurrent liabilities	(551.3)
Preferred stock	(0.8)
Total identifiable net assets	619.0
Goodwill	298.9
Total Purchase Price, Net	$917.9

As a result of the Acquisition, UIL Holdings recorded $298.9 million of goodwill. Goodwill is calculated as the excess of the purchase price over the net assets acquired and the contributing factors to the amount recorded include expected future cash flows, potential operational synergies, the utilization of technology and cost savings opportunities in the delivery of certain shared administrative and other services.

The estimated fair values of assets acquired and liabilities assumed are based upon the information that was available as of the acquisition date, which management believes provides a reasonable basis for the estimated values.  Management is analyzing additional data necessary to finalize these fair values, which are subject to change.  While such changes could be significant, management does not expect them to be based upon the information provided to date.  The valuation, and thus the purchase price allocation, is expected to be completed as soon as practicable but no later than one year from the acquisition date.

Table of Content

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (continued)

As a component of the acquisition of CEC and CTG, UIL Holdings and Iberdrola USA have agreed to effect a tax election pursuant to Section 338(h)(10) of the Internal Revenue Code (338 Election) with respect to the purchase of the stock of CEC and CTG.  The 338 Election allows UIL Holdings to treat the transaction for tax purposes as if UIL Holdings was purchasing the assets of CEC and CTG rather than the stock of each corporation.  As a result of the 338 Election, the assets of SCG and CNG have newly-established higher tax bases for tax depreciation purposes, resulting in incremental federal income tax deductions of approximately $639 million as those assets are depreciated for tax purposes.  The acquisition will also generate approximately $175 million of tax goodwill which will be deductible by UIL Holdings over a 15 year period.

Supplemental Pro Forma Data (unaudited)

The supplemental pro forma data has been presented for illustrative purposes only and is not necessarily indicative of results of operations that would have been achieved had the pro forma events taken place on the dates indicated, or the future consolidated results of operations of the combined company.  The supplemental pro forma data for the year ended December 31, 2010 includes an after-tax goodwill impairment charge of $271.2 million related to the seller’s goodwill.

	Year Ended December 31,
	2010	2009
	(Thousands, except per share amounts)

Pro forma operating revenues	$1,605,904	$1,628,779
Pro forma operating expenses
Pro forma goodwill impairment charge	271,175	-
Pro forma other	1,385,661	1,445,881
Pro forma total operating expenses	1,656,836	1,445,881
Pro forma net income (loss)	$(181,772)	$48,382
Pro forma earnings per share of common stock - basic	$(3.60)	$1.37

Excluding the goodwill impairment changes, pro forma net income and earnings per share would have been $89.4 million and $1.77, respectively.

Table of Content

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of UIL Holdings Corporation:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of UIL Holdings Corporation and its subsidiaries (the Company) at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Table of Content

As described in Management's Report on Internal Control over Financial Reporting, management has excluded The Southern Connecticut Gas Company, Connecticut Natural Gas Corporation and The Berkshire Gas Company (collectively "the Gas Companies") from its assessment of internal control over financial reporting as of December 31, 2010 because they were acquired by the Company in a purchase business combination during 2010. We have also excluded the Gas Companies from our audit of internal control over financial reporting. The Gas Companies are subsidiaries whose total combined assets represent $2.0 billion and total combined revenues represent $138 million of the total consolidated financial statement amounts as of and for the year ended December 31, 2010.

/s/ PricewaterhouseCoopers LLP
February 22, 2011

Table of Content

Item  9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item  9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

UIL Holdings maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to UIL Holdings’ management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act).  Management designed its disclosure controls and procedures to provide reasonable assurance of achieving the desired control objectives.

UIL Holdings carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of UIL Holdings’ disclosure controls and procedures as of December 31, 2010.  As of December 31, 2010, UIL Holdings’ Chief Executive Officer and its Chief Financial Officer concluded that its disclosure controls and procedures were effective and provided reasonable assurance that the disclosure controls and procedures accomplished their objectives.

Changes in Internal Control Over Financial Reporting

Except for the closing of the acquisition of the Gas Companies, and the commencement of the associated integration of these entities, there have been no changes in UIL Holdings’ internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, UIL Holdings’ internal control over financial reporting.

As permitted by the regulations promulgated under the Exchange Act, and because the entities were acquired by UIL Holdings in a purchase business combination during 2010, management has excluded SCG, CNG and Berkshire from its assessment of internal control over financial reporting as of December 31, 2010.  SCG, CNG, and Berkshire are subsidiaries whose total assets of approximately $2.0 billion  and total revenues of approximately $138.0 million are reflected in the financial statements as of and for the year ended December 31, 2010.

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

Table of Content

Management assessed the effectiveness of UIL Holdings’ internal control over financial reporting as of December 31, 2010.  Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management determined that, as of December 31, 2010, UIL Holdings maintained effective internal control over financial reporting.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item  9B. Other Information.

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information appearing under the captions “ELECTION OF DIRECTORS” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in UIL Holdings Corporation’s (UIL Holdings’) definitive Proxy Statement for the Annual Meeting of the Shareowners scheduled to be held on May 10, 2011, which Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about March 30, 2011, is incorporated by reference in partial answer to this item.  See also “EXECUTIVE OFFICERS,” following Part I, Item 4 herein.  The UIL Holdings Code of Ethics for the Chief Executive Officer, Presidents, and Senior Financial Officers is available on UIL Holdings’ website (www.uil.com), and is included as Exhibit 14 to this filing on Form 10-K.

Item 11.  Executive Compensation.

The information appearing under the captions  “COMPENSATION DISCUSSION AND ANALYSIS,” “SUMMARY COMPENSATION TABLE,” “GRANTS OF PLAN-BASED AWARDS,” “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END,” “OPTIONS EXERCISES AND STOCK VESTED,” “QUALIFIED AND SUPPLEMENTAL EXECUTIVE DEFINED BENEFIT RETIREMENT PLANS,” “NONQUALIFIED DEFERRED COMPENSATION,” “POSTRETIREMENT PAYMENTS AND BENEFITS UPON TERMINATION OR CHANGE IN CONTROLS,” “DIRECTORS’ COMPENSATION,” “COMPENSATION AND EXECUTIVE DEVELOPMENT COMMITTEE REPORT ON EXECUTIVE COMPENSATION,” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION,” in UIL Holdings’ definitive Proxy Statement for the Annual Meeting of the Shareowners scheduled to be held on May 10, 2011, which Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about March 30, 2011, is incorporated by reference in answer to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information appearing under the captions “PRINCIPAL SHAREOWNERS” and “STOCK OWNERSHIP OF DIRECTORS AND OFFICERS” in UIL Holdings’ definitive Proxy Statement for the Annual Meeting of the Shareowners scheduled to be held on May 10, 2011, which Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about March 30, 2011, is incorporated by reference in partial answer to this item.  The information appearing in Item 5, “Market for UIL Holdings’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Equity Compensation Plan Information,” is incorporated by reference in partial answer to this item.

Table of Content

Item 13.  Certain Relationships and Related Transactions and Director Independence.

The information appearing under the captions “TRANSACTIONS WITH RELATED PERSONS,” and “ELECTION OF DIRECTORS – DIRECTORS’ INDEPENDENCE” in UIL Holdings’ definitive Proxy Statement for the Annual Meeting of the Shareowners scheduled to be held on May 10, 2011, which Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about March 30, 2011, is incorporated by reference in answer to this item.

Item 14.  Principal Accounting Fees and Services.

The information appearing under the caption “BOARD OF DIRECTORS REPORT OF THE AUDIT COMMITTEE” in UIL Holdings’ definitive Proxy Statement for the Annual Meeting of the Shareowners scheduled to be held on May 10, 2011, which Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about March 30, 2011, is incorporated by reference in answer to this item.

Part IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) The following documents are filed as a part of this report:

Financial Statements (see Item 8):

Consolidated Statement of Income for the years ended December 31, 2010, 2009 and 2008

Consolidated Statement of Comprehensive Income for the years ended December 31, 2010, 2009 and 2008

Consolidated Statement of Cash Flows for the years ended December 31, 2010, 2009 and 2008

Consolidated Balance Sheet, December 31, 2010 and 2009

Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

Report of independent registered public accounting firm

Financial Statement Schedule (see S-1)

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2010, 2009 and 2008

Table of Content

(b)               Exhibits:

Pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, certain of the following listed exhibits, which are annexed as exhibits to previous statements and reports filed by UIL Holdings Corporation (Commission File Number 1-15052) (UIL) and/or The United Illuminating Company (Commission File Number 1-6788) (UI), are hereby incorporated by reference as exhibits to this report.  Such statements and reports are identified by reference numbers as follows:

(1)	Filed with UI and UIL Holdings Quarterly Report (Form 10-Q) for fiscal quarter ended September 30, 2000.
(2)	Filed with UIL Holdings Quarterly Report (Form 10-Q) for fiscal quarter ended June 30, 2002.
(3)	Filed with UI Registration Statement No. 33-40169, effective August 12, 1991.
(4)	Filed with UIL Holdings Quarterly Report (Form 10-Q) for fiscal quarter ended September 30, 2002.
(5)	Filed with UI Annual Report (Form 10-K) for fiscal year ended December 31, 2000.
(6)	Filed with UIL Holdings Quarterly Report (Form 10-Q) for fiscal quarter ended March 31, 2003.
(7)	Filed with UIL Holdings Annual Report (Form 10-K) for fiscal year ended December 31, 2003.
(8)	Filed with UIL Holdings Quarterly Report (Form 10-Q) for fiscal quarter ended March 31, 2004.
(9)	Filed with UIL Holdings Current Report (Form 8-K) dated July 8, 2005.
(10)	Filed with UIL Holdings Current Report (Form 8-K) dated January 10, 2006.
(11)	Filed with UIL Holdings Current Report (Form 8-K) dated July 25, 2005.
(12)	Filed with UIL Holdings Annual Report (Form 10-K) for fiscal year ended December 31, 2004.
(13)	Filed with UIL Holdings Current Report (Form 8-K) dated September 26, 2005.
(14)	Filed with UIL Holdings Current Report (Form 8-K) dated November 28, 2005.
(15)	Filed with UIL Holdings Quarterly Report (Form 10-Q) for fiscal quarter ended September 30, 2006
(16)	Filed with UIL Holdings Quarterly Report (Form 10-Q) for fiscal quarter ended June 30, 2006.
(17)	Filed with UIL Holdings Quarterly Report (Form 10-Q) for fiscal quarter ended March 31, 2007.
(18)	Filed with UIL Holdings Quarterly Report (Form 10-Q) for fiscal quarter ended June 30, 2007.
(19)	Filed with UIL Annual Report (Form 10-K) for fiscal year ended December 31, 2007.
(20)	Filed with UIL Holdings Quarterly Report (Form 10-Q) for fiscal quarter ended June 30, 2008.
(21)	Filed with UIL Holdings Current Report (Form 8-K) dated July 29, 2008.
(22)	Filed with UIL Holdings Quarterly Report (Form 10-Q) for fiscal quarter ended June 30, 2009.
(23)	Filed with UIL Holdings Annual Report (Form 10-K) for fiscal year ended December 31, 2009.
(24)	Filed with UIL Holdings Current Report (Form 8-K) dated May 13, 2010.
(25)	Filed with UIL Holdings Current Report (Form 8-K) dated May 25, 2010.
(26)	Filed with UIL Holdings Current Report (Form 8-K) dated July 15, 2010.
(27)	Filed with UIL Holdings Current Report (Form 8-K) dated October 4, 2010.
(28)	Filed with UIL Holdings Quarterly Report (Form 10-Q) for fiscal quarter ended September 30, 2010.
(29)	Filed with UIL Holdings Current Report (Form 8-K) dated November 17, 2010.

Table of Content

Exhibit Table Item No.	Exhibit No.	Reference No.	Description
(2)	2.1	(23)
Purchase Agreement, dated as of May 25, 2010 by and between Iberdrola USA, Inc. and UIL Holdings Corporation (pursuant to Item 601(b)(2) of Regulation S-K, schedules to the Purchase Agreement have been omitted; schedules will be provided supplementally to the SEC upon request).

(2)	2.2	(24)	Agreement, dated as of July 14, 2010 by and between The United Illuminating Company and The Connecticut Light & Power Company.
(3)	3.1	(17)	Certificate of Incorporation of UIL Holdings Corporation, as amended through May 11, 2007.
(3)	3.2	(21)	Bylaws of UIL Holdings Corporation as amended through April 27, 2009.
(4)	4.1	(3)	Indenture, dated as of August 1, 1991, from The United Illuminating Company to The Bank of New York, Trustee.
(4)	4.2	(20)	Note Purchase Agreement, dated July 29, 2008 for 6.46% Series A Senior Notes, 6.51% Series B Senior Notes, and 6.61% Series C Senior Notes.
(4)	4.3	(23)	Note Purchase Agreement, dated December 10, 2009 for 5.61% Senior Notes.
(4)	4.4	(24)	Note Purchase Agreement, dated May 13, 2010, for 6.09% Senior Notes.
(4)	4.5	(27)	Senior Indenture dated as of October 7, 2010 between UIL Holdings Corporation and The Bank of New York Mellon, as trustee.
(4)	4.6	(27)	First Supplemental Indenture dated as of October 7, 2010 between UIL Holdings Corporation and The Bank of New York Mellon, as trustee.
(4)	4.7	(27)	Form of Note.
(4)	4.8	(28)	Sponsor Guaranty and Payment Agreement, dated as of September 28, 2010 between UIL Holdings and The Royal Bank of Scotland PLC.
(4)	4.9	(29)
$400,000,000 Credit Agreement, dated as of November 17, 2010, among UIL Holdings Corporation, The United Illuminating Company and the other Borrowers from time to time parties thereto, as Borrowers, the banks named therein, as Banks, JPMorgan Chase Bank, N. A. and Union Bank, N.A. as LC Banks, and JPMorgan Chase Bank, N.A., as Administrative Agent.

(10)	10.1	(7)	Amended and restated Transmission Line Agreement, dated May 15, 2003, between the State of Connecticut Department of Transportation and The United Illuminating Company.
(10)	10.2	(4)	Agreement and Supplemental Agreement, effective June 9, 2002, between The United Illuminating Company and Local 470-1, Utility Workers Union of America, AFL-CIO.
(10)	10.3*	(9)	Employment Agreement, dated as of July 8, 2005, between The United Illuminating Company and Richard J. Nicholas.
(10)	10.3a*	(19)	First Amendment, dated August 4, 2008, to Employment Agreement, dated as of July 8, 2005, between The United Illuminating Company and Richard J. Nicholas.
(10)	10.4*	(9)	Performance Share Agreement for TSR Performance Shares, dated July 8, 2005, between UIL Holdings Corporation and Richard J. Nicholas.
(10)	10.5*	(13)	Stock Option Agreement, dated September 26, 2005, between UIL Holdings Corporation and Richard J. Nicholas.
(10)	10.6*	(10)	Employment Agreement, dated as of January 10, 2006, between UIL Holdings Corporation and James P. Torgerson.
(10)	10.6a*	(19)	First Amendment, dated August 4, 2008, to Employment Agreement, dated as of January 10, 2006, between UIL Holdings Corporation and James P. Torgerson.
(10)	10.7*	(6)	UIL Holdings Corporation 1999 Amended and Restated Stock Plan, as Amended and Restated effective March 24, 2003.
(10)	10.8a*	(11)	First Amendment to the UIL Holdings Corporation 1999 Amended and Restated Stock Plan, dated July 26, 2005.
(10)	10.8b*	(16)	Second Amendment to the UIL Holdings Corporation 1999 Amended and Restated Stock Plan, dated March 27, 2007.

Table of Content

Exhibit Table Item No.	Exhibit No.	Reference No.
(10)	10.8c*	(17)	Third Amendment to the UIL Holdings Corporation 1999 Amended and Restated Stock Plan, dated December 23, 2007.
(10)	10.9*	(19)	Amended and restated UIL Holdings Corporation Change In Control Severance Plan dated August 4, 2008.
(10)	10.10*	(5)	Non-Employee Directors’ Common Stock and Deferred Compensation Plan of UIL Holdings Corporation, as amended through December 31, 2000.
(10)	10.11*	(1)	UIL Holdings Corporation Non-Employee Directors Change in Control Severance Plan.
(10)	10.12*	(15)	UIL Holdings Corporation Deferred Compensation Plan, as originally adopted effective January 27, 2003, reflecting amendments through March 24, 2003.
(10)	10.13a*	(14)	Second Amendment to the UIL Holdings Corporation Deferred Compensation Plan.
(10)	10.13b*	(16)	Third Amendment to the UIL Holdings Corporation Deferred Compensation Plan, dated March 27, 2007.
(10)	10.14*	(8)	UIL Holdings Corporation Senior Executive Incentive Compensation Program.
(10)	10.15*	(12)	UIL Holdings Corporation Executive Incentive Compensation Program.
(10)	10.15a*	(12)	First Amendment to UIL Holdings Corporation Executive Incentive Compensation Program.
(10)	10.16*	(12)	Form of Annual Performance Share Agreement under the UIL Holdings Corporation 1999 Amended and Restated Stock Plan.
(10)	10.17*	(16)	Employment Agreement, dated February 28, 2007, between UIL Holdings Corporation and Linda L. Randell.
(10)	10.17a*	(19)	First Amendment, dated August 4, 2008, to Employment Agreement, dated as of February 28, 2007, between UIL Holdings Corporation and Linda L. Randell.
(10)	10.18*	(18)	Employment Agreement, dated January 26, 2004, between The United Illuminating Company and Anthony J. Vallillo.
(10)	10.18a*	(18)	First Amendment, dated, November 18, 2004 to Employment Agreement, dated as of January 26, 2004, between The United Illuminating Company and Anthony J. Vallillo.
(10)	10.18b*	(18)	Second Amendment, dated, November 28, 2005 to Employment Agreement, dated as of January 26, 2004, between The United Illuminating Company and Anthony J. Vallillo.
(10)	10.18c*	(19)	Third Amendment, dated August 4, 2008, to Employment Agreement, dated as of January 26, 2004, between The United Illuminating Company and Anthony J. Vallillo.
(10)	10.19*	(18)	Employment Agreement, dated March 26, 2004, between The United Illuminating Company and Richard J. Reed.
(10)	10.19a*	(18)	First Amendment, dated, November 18, 2004 to Employment Agreement, dated as of March 26, 2004, between The United Illuminating Company and Richard J. Reed.
(10)	10.19b*	(19)	Second Amendment, dated August 4, 2008, to Employment Agreement, dated as of March 26, 2004, between The United Illuminating Company and Richard J. Reed.
(10)	10.20*	(18)	Employment Agreement, dated July 1, 2005, between The United Illuminating Company and Steven P. Favuzza.
(10)	10.21*	(19)	UIL Holdings Corporation 2008 Stock and Incentive Compensation Plan dated May 14, 2008.
(10)	10.22*	(19)	The United Illuminating Company Deferred Compensation Plan Grandfathered Benefits Provisions dated August 4, 2008.
(10)	10.23*	(19)	The United Illuminating Company Deferred Compensation Plan Non-Grandfathered Benefits Provisions dated August 4, 2008.

Table of Content

Exhibit Table Item No.	Exhibit No.	Reference No.
(10)	10.24*	(19)	The United Illuminating Company Supplemental Executive Retirement Plan Grandfathered Benefits Provisions dated August 4, 2008.
(10)	10.25*	(19)	The United Illuminating Company Supplemental Executive Retirement Plan Non-Grandfathered Benefits Provisions dated August 4, 2008.
(10)	10.26		Agreement effective March 24, 2010, between the Southern Connecticut Gas Company and Local 12000, the United Steelworkers of America.
(10)	10.27		Agreement effective December 1, 2009, between the Connecticut Natural Gas Corporation and Local 12924, the Connecticut Independent Utility Workers.
(10)	10.28		Agreement effective March 5, 2010, between The Berkshire Gas Company and Local 12325, the United Steelworkers, AFL-CIO-CLC.
(14)	14	(15)	UIL Holdings Corporation Code of Ethics for the Chief Executive Officer, Presidents, and Senior Financial Officers.
(21)	21.1		List of Subsidiaries of UIL Holdings Corporation.
(23)	23		Consent of Independent Registered Public Accounting Firm.
(31)	31.1		Certification of Periodic Financial Report.
(31)	31.2		Certification of Periodic Financial Report.
(32)	32		Certification of Periodic Financial Report.
(101)	101.INS 101.SCH 101.CAL 101.LAB 101.PRE 101.DEF
The following financial information from UIL Holdings Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 22, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the year ended December 31, 2010 and 2009, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2010, 2009 and 2008, (iii) the Consolidated Balance Sheet as of December 31, 2010 and 2009, (iv) the Consolidated Statement of Cash Flows for the year ended December 31, 2010 and 2009 and (v) Notes to Consolidated Financial Statements (tagged as blocks of text).

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

Table of Content

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, UIL Holdings has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UIL HOLDINGS CORPORATION
Date: February 22, 2011	By /s/ James P. Torgerson
James P. Torgerson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James P. Torgerson	Director, President	February 22, 2011
(James P. Torgerson) (Principal Executive Officer)	and Chief Executive Officer

/s/ Richard J. Nicholas	Executive Vice President and	February 22, 2011
(Richard J. Nicholas)	Chief Financial Officer
(Principal Financial Officer)

/s/ Steven P. Favuzza	Vice President and	February 22, 2011
(Steven P. Favuzza)	Controller
(Principal Accounting Officer)

/s/ Thelma R. Albright	Director	February 22, 2011
(Thelma R. Albright)

/s/ Arnold L. Chase	Director	February 22, 2011
(Arnold L. Chase)

/s/ Betsy Henley-Cohn	Director	February 22, 2011
(Betsy Henley-Cohn)

/s/ John L. Lahey	Director	February 22, 2011
(John L. Lahey)

/s/ Daniel J. Miglio	Director	February 22, 2011
(Daniel J. Miglio)

/s/ William F. Murdy	Director	February 22, 2011
(William F. Murdy)

/s/ Donald R. Shassian	Director	February 22, 2011
(Donald R. Shassian)

/s/ James A. Thomas	Director	February 22, 2011
(James A. Thomas)

Table of Content

UIL Holdings Corporation
Schedule II - Valuation and Qualifying Accounts
For the Year Ended December 31, 2010, 2009 and 2008
(Thousands of Dollars)

Col. A.		Col. B.	Col. C.	Col. D.		Col. E.		Col. F.
				Additions
		Balance at		Charged to	Charged to			Balance at
		Beginning	Acquired	Costs and	Other			End
Classification		of Period	Balance	Expenses	Accounts	Deductions		of Period

RESERVE DEDUCTION FROM
ASSETS TO WHICH IT APPLIES:

Reserve for uncollectible
accounts (consolidated):
	2010	$4,500	$9,051	$17,479	$-	$20,459	(A)	$10,571
	2009	$4,500	$-	$22,176	$-	$22,176	(A)	$4,500
	2008	$3,900	$-	$22,150	$-	$21,550	(A)	$4,500

(A) Accounts written off, net of recoveries

S-1