Form 10-Q
period 2011-03-31
UIL HOLDINGS CORP
filed 2011-05-03
CIK 1082510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

The number of shares outstanding of the issuer’s only class of common stock, as of April 28, 2011 was 50,526,613.

INDEX

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

Item 1A.	Risk Factors.	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	38
Item 6.	Exhibits.	39
	SIGNATURES	45

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(In Thousands except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2011	2010

Operating Revenues (Note F)
Electric distribution and transmission	$198,226	$220,276
Gas distribution	362,824	-
Non-utility	3	4
Total Operating Revenues	561,053	220,280
Operating Expenses
Operation
Purchased power	49,263	75,348
Natural gas purchased	229,343	-
Operation and maintenance	93,998	51,621
Transmission wholesale	17,022	15,476
Depreciation and amortization (Note F)	36,105	27,251
Taxes - other than income taxes (Note F)	35,507	17,704
Total Operating Expenses	461,238	187,400
Operating Income	99,815	32,880

Other Income and (Deductions), net (Note F), (Note H)	4,665	4,056

Interest Charges, net
Interest on long-term debt	21,337	9,877
Other interest, net (Note F)	1,307	281
	22,644	10,158
Amortization of debt expense and redemption premiums	830	393
Total Interest Charges, net	23,474	10,551

Income Before Income Taxes, Equity Earnings	81,006	26,385

Income Taxes (Note E)	31,010	10,341

Income Before Equity Earnings	49,996	16,044
Income from Equity Investments	2,062	8

Net Income	52,058	16,052
Less:
Preferred Stock Dividends of
Subsidiary, Noncontrolling Interests	14	-

Net Income attributable to UIL Holdings	$52,044	$16,052

Average Number of Common Shares Outstanding - Basic	50,518	30,013
Average Number of Common Shares Outstanding - Diluted	50,805	30,282

Earnings Per Share of Common Stock - Basic:	$1.03	$0.53

Earnings Per Share of Common Stock - Diluted:	$1.02	$0.53

Cash Dividends Declared per share of Common Stock	$0.432	$0.432

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2011 and 2010
(Thousands of Dollars)

	2011	2010

Net Income	$52,058	$16,052
Other Comprehensive Income	172	-
Less:
Preferred Stock Dividends of
Subsidiary, Noncontrolling Interests	14	-
Comprehensive Income	$52,216	$16,052

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET

ASSETS
(In Thousands)
(Unaudited)
	March 31,	December 31,
	2011	2010
Current Assets
Unrestricted cash and temporary cash investments	$33,957	$90,281
Restricted cash	3,636	2,399
Electric distribution and transmission accounts receivable less allowance of $3,400 and $3,600, respectively	96,330	93,702
Gas distribution accounts receivable less allowance of $8,383 and $6,971, respectively	155,534	112,290
Unbilled revenues	80,485	81,659
Current regulatory assets	66,653	115,848
Natural gas in storage, at average cost	54,555	108,080
Deferred income taxes	25,256	24,039
Refundable taxes, net	-	10,165
Current portion of derivative assets (Note A), (Note K)	7,028	6,057
Other current assets	50,855	52,901
Total Current Assets	574,289	697,421

Other investments
Equity investment in Related Party (Note H)	64,842	62,786
Other	23,285	22,931
Total Other investments	88,127	85,717

Net Property, Plant and Equipment	2,370,169	2,327,450

Regulatory Assets (future amounts due from customers through the ratemaking process)	967,049	925,889

Deferred Charges and Other Assets
Unamortized debt issuance expenses	17,681	19,238
Related party note receivable (Note H)	62,483	61,983
Other long-term receivable	1,281	1,281
Derivative assets (Note A), (Note K)	43,470	28,131
Goodwill (Note N)	299,976	298,890
Other	10,377	9,433
Total Deferred Charges and Other Assets	435,268	418,956

Total Assets	$4,434,902	$4,455,433

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET

LIABILITIES AND CAPITALIZATION
(In Thousands)
(Unaudited)
	March 31,	December 31,
	2011	2010
Current Liabilities
Line of credit borrowings	$24,000	$7,000
Current portion of long-term debt	104,910	154,114
Accounts payable	161,794	199,816
Dividends payable	21,827	21,801
Accrued liabilities	62,959	80,488
Current regulatory liabilities	72,189	53,601
Interest accrued	25,372	22,868
Taxes accrued	1,080	-
Current portion of derivative liabilities (Note A), (Note K)	19,921	13,246
Total Current Liabilities	494,052	552,934

Noncurrent Liabilities
Pension accrued	215,863	265,564
Connecticut Yankee contract obligation	16,474	17,175
Other post-retirement benefits accrued	90,972	89,813
Derivative liabilities (Note A), (Note K)	185,902	129,560
Other	76,288	75,119
Total Noncurrent Liabilities	585,499	577,231

Deferred Income Taxes (future tax liabilities owed to taxing authorities)	372,275	354,164

Regulatory Liabilities (future amounts owed to customers through the ratemaking process)	363,677	382,366

Commitments and Contingencies (Note J)

Capitalization (Note B)
Long-term debt, net of unamortized discount and premium	1,509,995	1,511,768

Preferred Stock of Subsidiary
Redeemable preferred stock, noncontrolling interests	828	828

Common Stock Equity
Common stock	929,561	927,494
Paid-in capital	16,992	17,026
Retained earnings	161,685	131,456
Accumulated other comprehensive income	338	166
Net Common Stock Equity	1,108,576	1,076,142

Total Capitalization	2,619,399	2,588,738

Total Liabilities and Capitalization	$4,434,902	$4,455,433

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash Flows From Operating Activities
Net income attributable to UIL Holdings	$52,044	$16,052
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	36,804	27,644
Deferred income taxes	1,870	(4,830)
Stock-based compensation expense (Note A)	1,909	1,279
Pension expense	9,944	6,018
Undistributed (earnings) in equity investments	(2,062)	(8)
Deferred purchased gas	37,433	-
Excess generation service charge	(1,423)	(10,434)
Deferred transmission expense	6,608	5,398
Other non-cash items, net	999	202
Changes in:
Utility accounts receivable, net	(44,598)	(9,341)
Unbilled revenues and other accounts receivable	1,173	8,093
Natural gas in storage	53,525	-
Accounts payable	(15,040)	(7,019)
Interest accrued	2,503	(905)
Taxes accrued	11,245	23,982
Accrued liabilities	(17,742)	(6,506)
Accrued pensions	(53,476)	(320)
Other assets	(1,254)	(3,775)
Other liabilities	1,672	593
Total Adjustments	30,090	30,071
Net Cash provided by Operating Activities	82,134	46,123

Cash Flows from Investing Activities
Related party note receivable (Note H)	(500)	(6,650)
Plant expenditures including AFUDC debt	(83,180)	(46,703)
Changes in restricted cash	(1,237)	2,357
Net Cash (used in) Investing Activities	(84,917)	(50,996)

Cash Flows from Financing Activities
Issuances of long-term debt	500	6,650
Payments on long-term debt	(49,286)	(4,286)
Line of credit borrowings (repayments), net	17,000	12,000
Payment of common stock dividend	(21,789)	(12,930)
Other	34	(417)
Net Cash (used in) provided by Financing Activities	(53,541)	1,017

Unrestricted Cash and Temporary Cash Investments:
Net change for the period	(56,324)	(3,856)
Balance at beginning of period	90,281	15,269
Balance at end of period	33,957	11,413

Non-cash investing activity:
Plant expenditures included in ending accounts payable	$32,639	$17,036

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

The accompanying notes should be read in conjunction with Notes to Consolidated Financial Statements included in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

(A)	BUSINESS ORGANIZATION AND STATEMENT OF ACCOUNTING POLICIES

UIL Holdings Corporation (UIL Holdings) is headquartered in New Haven, Connecticut, where its senior management maintains offices and is responsible for overall planning, operating and financial functions.  The primary business of UIL Holdings is ownership of its operating regulated utilities.  The utility businesses consist of the electric distribution and transmission operations of The United Illuminating Company (UI) and the natural gas transportation, distribution and sales operations of The Southern Connecticut Gas Company (SCG), a subsidiary of Connecticut Energy Corporation (CEC), Connecticut Natural Gas Corporation (CNG), a subsidiary of CTG Resources, Inc. (CTG), and The Berkshire Gas Company (Berkshire), a subsidiary of Berkshire Energy Resources (BER, and together with SCG, CNG, Berkshire, CEC and CTG, the Gas Companies).  Each of CEC, CTG and BER is a holding company whose sole business is ownership of its respective operating regulated gas utility.  The Gas Companies were acquired by UIL Holdings on November 16, 2010 for a purchase price of $1.296 billion (the Acquisition).  See Note (N) “Acquisition” for a further discussion of the Acquisition.

UI is also a 50-50 joint venturer, together with NRG Energy, Inc. (NRG), in GenConn Energy LLC (GenConn), a project selected to build and operate new peaking generation plants to help address Connecticut’s need for power generation during the heaviest load periods.

Basis of Presentation

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).  Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted in accordance with Securities and Exchange Commission (SEC) rules and regulations.  UIL Holdings believes that the disclosures made are adequate to make the information presented not misleading.  The information presented in the Consolidated Financial Statements reflects all adjustments which, in the opinion of UIL Holdings, are necessary for a fair statement of the financial position and results of operations for the interim periods described herein.  All such adjustments are of a normal and recurring nature.  The results for the three month period ended March 31, 2011 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2011.  The results for the three month period ended March 31, 2010 do not include the operations of the Gas Companies.

Certain immaterial amounts that were reported in the Consolidated Financial Statements in previous periods have been reclassified to conform to the current presentation.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Regulatory Accounting

UIL Holdings’ regulatory assets and liabilities as of March 31, 2011 and December 31, 2010 included the following:

	Remaining	March 31,	December 31,
	Period	2011	2010
		(In Thousands)
Regulatory Assets:
Nuclear plant investments – above market	(a)	$288,277	$293,388
Income taxes due principally to book-tax differences	(b)	9,427	11,910
Connecticut Yankee	5 years	16,474	17,175
Unamortized redemption costs	11 to 23 years	13,507	13,708
Pension and other post-retirement benefit plans	(c)	344,795	351,610
Environmental remediation costs	4 to 5 years	17,297	17,285
Customer rate surcharge	(g)	15,890	12,816
Low income program	(j)	36,611	40,674
Debt premium	1 to 27 years	54,603	56,865
Deferred purchased gas	(i)	312	26,650
Deferred income taxes	(j)	15,508	5,859
Unfunded future income taxes	(j)	13,821	25,684
Contracts for differences	(d)	155,522	114,662
Excess generation service charge	(e)	10,135	8,711
Other	(b)	41,523	44,740
Total regulatory assets		1,033,702	1,041,737
Less current portion of regulatory assets		66,653	115,848
Regulatory Assets, Net		$967,049	$925,889

Regulatory Liabilities:
Accumulated deferred investment tax credits	33 years	$4,868	$4,905
Deferred gain on sale of property	(a)	37,798	37,798
Middletown/Norwalk local transmission network service collections	40 years	22,978	23,121
Pension and other post-retirement benefit plans	4 to 8 years	33,588	33,685
Deferred income taxes	(j)	16,422	29,793
Asset retirement obligation	(k)	8,221	8,451
Deferred purchased gas	< 1 year	26,369	15,275
Asset removal costs	(b)	221,138	219,121
Deferred transmission expense	(f)	33,644	27,036
Other	(b)	30,840	36,782
Total regulatory liabilities		435,866	435,967
Less current portion of regulatory liabilities		72,189	53,601
Regulatory Liabilities, Net		$363,677	$382,366

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
(f) Regulatory asset or liability which defers transmission income or expense and fluctuates based upon actual revenues and revenue requirements.
(g) Deferral of revenue received for excess refund of overearnings. Recovery not yet defined.
(h) Various hardship and payment plan programs approved for recovery.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(i) Deferred purchase gas costs balances at the end of the rate year are normally recorded/returned in the next year.
(j) The balance will be extinguished when the asset or liability has been realized or settled, respectively.
(k) The liability will be extinguished simultaneous with the retirement of the assets and settlement of the corresponding asset retirement obligation.

Derivatives

UIL Holdings’ regulated subsidiaries are party to contracts and involved in transactions that have been determined to be derivatives and are discussed below.

The fair value of the gross derivative assets and liabilities as of March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011
	(In Thousands)

		Deferred Charges	Current	Noncurrent
	Current Assets	and Other Assets	Liabilities	Liabilities

Derivative assets/(liabilities), gross	$7,028	$43,470	$(19,921)	$(185,902)

	December 31, 2010
	(In Thousands)

		Deferred Charges	Current	Noncurrent
	Current Assets	and Other Assets	Liabilities	Liabilities

Derivative assets/(liabilities), gross	$6,057	$28,131	$(13,246)	$(129,560)

Contracts for Differences (CfDs)

As directed by the Connecticut Department of Public Utility Control (DPUC), UI and CL&P each executed two CfDs.  The cost of the contracts will be paid by customers and will be subject to a cost-sharing agreement whereby approximately 20% of the cost is borne by UI customers and approximately 80% by CL&P customers.  As of March 31, 2011, UI has recorded the following amounts in the accompanying Consolidated Balance Sheet related to its CfDs:  a gross derivative asset of $50.3 million, a regulatory asset of $155.5 million and a gross derivative liability of $205.8 million ($142.8 million of which related to its portion of CL&P’s derivative liabilities).  See Note (K) “Fair Value Measurements” for additional CfD information.

On February 7, 2010, an explosion occurred at the construction site of a 620-megawatt plant being built by Kleen Energy Systems, LLC (Kleen), one of four capacity resources selected in 2008 by the DPUC to create new or incremental capacity resources.  CL&P has executed the CfD with the Kleen project which is subject to the cost-sharing agreement between UI and CL&P.  Kleen reports that it continues to rebuild its facility and on April 15, 2011, in its quarterly progress report, reported that commercial operation of the facility will commence on or about June 1, 2011, at which time payments under the CfD will begin.

During 2010, UIL Holdings adjusted a probability assumption in its expected cash flow analysis based on management’s assessment of the probability of the project reaching commercial operation which significantly reduced the fair value of the related regulatory asset and derivative liability on its Consolidated Balance Sheet.  Subsequent increases to the same assumption in 2010 and 2011 have resulted in a corresponding increase in the related regulatory asset and derivative liability.  These changes did not have an impact on UIL Holdings’ Consolidated Statement of Income.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

The unrealized gains and losses from mark-to-market adjustments to derivatives recorded in regulatory assets or regulatory liabilities for the three month periods ended March 31, 2011 and 2010 were as follows:

	Three Months Ended
	March 31,
	2011	2010
	(In Thousands)

Regulatory Assets - Derivative liabilities	$40,161	$(62,456)

Regulatory Liabilities - Derivative assets	$6,332	$98

The adjustments to the expected cash flow analysis, as discussed above, resulted in changes in UI’s projected derivative liability relating to CL&P’s CfD with Kleen.  The changes in this derivative liability were the primary reasons for the unrealized loss during the three month period ended March 31, 2011.

Weather Derivative Contracts

To provide financial protection from dramatic weather fluctuations, CNG entered into a weather derivative contract for the winter period from November 1, 2010 through April 30, 2011.  According to the terms of the derivative contract, if temperatures are warmer than normal for the contract period, CNG will receive payment up to the maximum amount allowed under the contract of $3.0 million; but if temperatures are colder than normal for the contract period, CNG will make payment of up to a maximum of $2.0 million.  CNG estimates that it will make a payment of approximately $1.2 million upon the expiration of the contract.  The premium paid is amortized over the term of the contract.  The value of the premium is carried on the Consolidated Balance Sheet as a derivative asset with changes in value recorded to the Consolidated Statement of Income as Other (Income) or Other Deductions.  The fair value of the weather derivative contract is carried on the Consolidated Balance Sheet as a liability and was $1.1 million as of March 31, 2011.

Asset Retirement Obligations (ARO)

As of March 31, 2011, UIL Holdings’ ARO, including estimated conditional AROs, were $18.0 million and consisted primarily of obligations related to removal or retirement of asbestos, polychlorinated biphenyl (PCB) contaminated equipment, gas pipeline and cast iron gas mains.  The long-lived assets associated with the AROs are gas storage property, distribution property and other property.  As of December 31, 2010, UIL Holdings’ ARO was $0.2 million.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Earnings per Share

The following table presents a reconciliation of the basic and diluted earnings per share calculations for the three month periods ended March 31, 2011 and 2010:

	2011	2010
	(In Thousands, except per share amounts)

Numerator:
Net income attributable to UIL Holdings	$52,044	$16,052
Less: Net income allocated to unvested units	118	65
Net income attributable to common shareholders	$51,926	$15,987

Denominator:
Basic average number of shares outstanding	50,518	30,013
Effect of dilutive securities	287	269
Diluted average number of shares outstanding	50,805	30,282

Earnings per share:
Basic	$1.03	$0.53
Diluted	$1.02	$0.53

Options to purchase 97,669 and 98,413 shares of common stock were outstanding during the three month periods ended March 31, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares during such period.

Stock-Based Compensation

Pursuant to the UIL Holdings 2008 Stock and Incentive Compensation Plan (2008 Stock Plan), a target amount of 111,230 performance shares was granted to certain members of management in February 2011; the average of the high and low market price on the date of grant was $30.69 per share.  Such shares vest at the end of three years.

Also in February 2011, UIL Holdings granted a total of 2,566 shares of restricted stock to its President and Chief Executive Officer under the 2008 Stock Plan and in accordance with his employment agreement; the average of the high and low market price on the date of grant was $30.69 per share.  Such shares vest 20% annually for a five year period.

In April 2011, UIL Holdings granted a total of 9,011 shares of restricted stock to non-employee directors under the 2008 Stock Plan as compensation for service from January 2011 to May 2011; the average of the high and low market price on the date of grant was $30.77 per share.  Such shares vest in May 2011.

Total stock-based compensation expense for the three month periods ended March 31, 2011 and 2010 was $1.9 million and $1.3 million, respectively.

Variable Interest Entities

UIL Holdings has identified Connecticut Yankee Atomic Power Company (Connecticut Yankee) and GenConn as variable interest entities (VIEs), which were not subject to consolidation as UIL Holdings is not the primary beneficiary because it does not have a controlling financial interest, as defined in ASC 810 “Consolidation,” in either VIE.  For further discussion of GenConn, see Note (C) “Regulatory Proceedings – Electric Distribution and Transmission – Equity Investment in Peaking Generation.”  For further discussion of Connecticut Yankee, see Note (J) “Commitments and Contingencies.”

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Income Taxes

Effective January 1, 2011, UIL Holdings changed its method of accounting for income taxes for interim reporting periods from the discrete-period approach to the estimated annual effective tax rate approach as defined in ASC 740 “Income Taxes.”.  The change conforms the methodology for determining income taxes for interim periods for UIL Holdings and all of its subsidiaries.  The change in accounting will be reflected in the interim financial statements through retrospective application and does not impact annual reporting.

(B)  CAPITALIZATION

Common Stock

UIL Holdings had 50,521,268 shares of its common stock, no par value, outstanding at March 31, 2011.

Long-Term Debt

In February 2011, UIL Holdings repaid, upon maturity, the outstanding balance of its 7.23% Series A Senior Notes totaling $4.3 million and its 7.38% Series B Senior Notes totaling $45 million.

As of March 31, 2011, borrowings under the existing credit facility (EBL) used by UI to fund its commitments as 50% owner of GenConn were $62.3 million.  The remaining balance under the EBL must be repaid upon the earlier of its maturity date or the attainment of commercial operation for GenConn Middletown.  The original maturity date of the loan was April 19, 2011, but was extended to July 31, 2011.

(C)  REGULATORY PROCEEDINGS

Electric Distribution and Transmission

Rates

In rulings throughout 2009, the DPUC issued its final decision regarding UI’s application requesting an increase in distribution rates (the 2009 Decisions), the results of which provided for an allowed distribution return on equity of 8.75%, a decrease from the previously approved 9.75%, and a capital structure of 50% equity and 50% debt, compared to the previously approved 48% equity and 52% debt capital structure.  The 2009 Decisions continued the prior earnings sharing mechanism structure, applying to the new 8.75% allowed return, whereby 50% of any earnings over the allowed twelve month level is returned to customers and 50% is retained by UI.  Additionally, the 2009 Decisions provided for a two year pilot program for full decoupling of distribution revenues from sales.

On April 1, 2010, UI filed its ratemaking proposal and underlying decoupling analysis for the 2009 rate year ended February 3, 2010.  On September 1, 2010, the DPUC issued its final decision in this matter approving a decoupling charge totaling approximately $1.6 million to be recovered from ratepayers over a twelve month period commencing in October 2010.  In addition to the decoupling charge, the DPUC also approved a pension and earnings sharing over-recovery credit totaling approximately $3.6 million to be refunded to ratepayers over the same twelve month period commencing in October 2010.  The DPUC also approved the continuance of the decoupling pilot program beyond the 2010 rate year and until such time that a final decision is reached regarding whether to continue, modify or terminate the decoupling mechanism.  UI expects such determination to be made in connection with UI’s 2010 rate year decoupling results, which were filed with the DPUC on April 4, 2011.

In December 2010, UI received a letter ruling approving rates effective January 1, 2011 incorporating the above mentioned distribution rate changes along with previously approved changes to the Generation Services Charges (GSC), Non-Bypassable Federally Mandated Congestion Charges, transmission and systems benefits charges.  Additionally, last resort service GSC rates have been approved for the period through June 30, 2011.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Power Supply Arrangements

UI has wholesale power supply agreements in place for the supply of all of its standard service customers for all of 2011, 60% for 2012 and 10% for 2013.  Supplier of last resort service is procured on a quarterly basis.  UI determined that its contracts for standard service and supplier of last resort service are derivatives under ASC 815 “Derivatives and Hedging” and also qualify for the “normal purchase, normal sale” exception under ASC 815.  As such, UI regularly assesses the accounting treatment for its power supply contracts.  These wholesale power supply agreements contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt was to fall below investment grade.  In October 2010, Moody’s Investor Services released its updated credit opinion for UI and maintained its Baa2 rating with a stable outlook.  In October 2010, Standard & Poor’s released its updated credit opinion for UI, maintaining its BBB rating with a stable outlook.  If UI’s credit rating were to decline one rating and UI were to be placed on negative credit watch, monthly amounts due and payable to the power suppliers would be accelerated to semi-monthly payments.  UI’s credit rating would have to decline two ratings to fall below investment grade at either rating service.  If this were to occur, UI would have to deliver collateral security in an amount equal to the receivables due to the sellers for the thirty day period immediately preceding the default notice.  If such a situation had been in effect as of March 31, 2011, UI would have had to post approximately $13.6 million in collateral.

New England East-West Solution

Pursuant to an agreement with CL&P (the Agreement), UI has the right to invest in, and own transmission assets associated with the Connecticut portion of CL&P’s New England East West Solution (NEEWS) projects to improve regional energy reliability.  NEEWS consists of four inter-related transmission projects being developed by subsidiaries of Northeast Utilities (NU), the parent company of CL&P, in collaboration with National Grid USA.  Three of the projects have portions sited in Connecticut:  (1) the Greater Springfield Reliability Project, (2) the Interstate Reliability Project and (3) the Central Connecticut Reliability Project.  Recently NU informed UI that it will be revising its cost estimate for the Connecticut portion of these projects.  Previously NU had projected that the cost of the Connecticut portion of these projects would be approximately $828 million.  UI will update its projected investment once the revised estimate is provided by NU.

Under the terms of the Agreement, UI has the option to make quarterly deposits to CL&P in exchange for ownership of specific transmission assets as they are placed in service.  UI has the right to invest up to the greater of $60 million or an amount equal to 8.4% of CL&P’s costs for the Connecticut portions of the NEEWS projects.  Based upon NU's previously projected costs, UI had expected this amount to approximate $69 million.  As assets are placed in service, CL&P will transfer title to certain transmission assets to UI in proportion to its investments, but CL&P will continue to maintain these portions of the transmission system pursuant to an operating and maintenance agreement with UI.  Also, under the terms of the Agreement, there are certain circumstances under which CL&P can terminate the Agreement, but such termination would not affect assets previously transferred to UI.

Through March 31, 2011, UI has made deposits totaling $7.2 million in NEEWS and expects to make the remaining investments over a period of three to five years, depending on the timing and amount of CL&P’s capital expenditures and the projects’ in service dates.

Equity Investment in Peaking Generation

UI is a 50-50 joint venturer with NRG in GCE Holding LLC, whose wholly owned subsidiary, GenConn, was chosen by the DPUC to build and operate two new peaking generation plants to help address Connecticut’s need for power generation during the heaviest load periods.  The two new peaking generation projects are located at NRG’s existing Connecticut plant locations in Devon and Middletown.  The DPUC has approved 2011 revenue requirements for the GenConn Devon facility of $36.8 million for the period of January 1, 2011 through December 31, 2011 and for the GenConn Middletown facility of $22.6 million for the period of June 1, 2011 through December 31, 2011.  UI’s income from its equity investment in GenConn was $2.1 million and zero for the three month periods ended March 31, 2011 and 2010, respectively.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Gas Distribution

Rates

SCG

In 2008, the DPUC, as required by Connecticut statute, initiated an investigation after SCG reported earning more than one percentage point over its authorized ROE for the previous twelve month period in each of six consecutive months.  In October 2008, the DPUC issued a decision ordering an interim rate decrease for SCG of approximately $15.1 million, or 3.4%, effective October 24, 2008, compared to the rates previously set in the SCG 2005 rate case, and ordered SCG to file a rate case.  In January 2009, SCG filed an application for a rate increase of $50.1 million, or approximately 15.2%.  The DPUC’s August 2009 decision in the SCG rate proceeding ordered a 3.2% rate decrease, or approximately $12.5 million, compared to the rates set in the 2005 rate case, and reduced SCG’s authorized ROE to 9.26%.  SCG appealed the DPUC order to the Connecticut superior court. Pursuant to Connecticut statute, SCG is entitled to collect through a surcharge the differential between the interim rate decrease and the rates finally set after full review.  The 2009 DPUC decision ordered rates that were higher on a dollar per one hundred cubic feet (Ccf) basis compared to the rates established in the interim rate decrease decision.  The difference between these higher per unit rates provided for SCG to collect a surcharge from customers.  The rates established in the 2009 decision, and certain other orders, have been stayed by stipulation pending the resolution of the appeal.  The stipulation stayed SCG’s collection of the surcharge and provides for the continuation of the interim rate decrease amount pending resolution of the appeal.  SCG has been accruing the revenues associated with the surcharge for purposes of calculating its earnings.  SCG has not appealed the 2009 case’s elimination of SCG’s weather normalization provision; however, this provision has remained in effect pending resolution of the appeal.  In April 2010, the Connecticut superior court ruled against SCG’s appeal.  SCG appealed the superior court’s dismissal, and that appeal is now pending at the Connecticut supreme court.  The stay remains in effect.

In December 2010, the DPUC denied a petition from the Office of Consumer Counsel (the OCC), finding that SCG had not earned more than one percentage point over its authorized ROE for the previous twelve month period in each of six consecutive months, but opened a docket to determine whether SCG is charging rates that may be more than just, reasonable and adequate and whether its rates need to be decreased on an interim basis.

On March 24, 2011, SCG, CNG and the OCC filed a motion with the DPUC to reopen the SCG and CNG rate cases for the purposes of reviewing and approving a settlement agreement.  On April 13, 2011, the DPUC reopened the rate cases.  If approved, the settlement would, among other things, resolve all pending issues related to the rate case appeals and terminated the SCG potential overearnings investigation.  The DPUC is scheduled to issue a final decision in August 2011.

CNG

In 2008, the DPUC, as required by Connecticut statute, initiated an investigation after CNG reported earning more than one percentage point over its authorized ROE for the previous twelve month period in each of six consecutive months.  In August 2008, the DPUC issued a decision ordering an interim rate decrease for CNG of approximately $15.5 million, or 3.28%, effective August 6, 2008, compared to the rates previously set in the CNG 2006 rate case, and ordered CNG to file a rate case.  In January 2009, CNG filed for a rate increase of $16.4 million or approximately 4.4%.  The DPUC’s July 2009 decision in the CNG rate proceeding ordered a 4.2% rate decrease, or approximately $16.2 million, compared to the rates set in the 2006 rate case, and reduced CNG’s authorized ROE to 9.31%.  CNG appealed the DPUC order to the Connecticut superior court. Pursuant to Connecticut statute, CNG is entitled to collect through a surcharge the differential between the interim rate decrease and the rates finally set after full review.  The 2009 DPUC decision ordered rates that were higher on a dollar per Ccf basis compared to the rates established in the interim rate decrease decision.  The difference between these higher per unit rates provided for CNG to collect a surcharge from customers.  The rates established in the 2009 decision, and certain other orders, have been stayed by stipulation pending the resolution of the appeal.   The stipulation stayed CNG’s collection of the surcharge and provides for the continuation of the interim rate decrease amount pending resolution of the appeal. CNG has been accruing the revenues associated with

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

the surcharge for purposes of calculating its earnings.  In April 2010, the Connecticut superior court ruled against CNG’s appeal.  CNG appealed from the superior court’s dismissal, and that appeal is now pending at the Connecticut supreme court.  The stay remains in effect.

On March 24, 2011, SCG, CNG and the OCC filed a motion with the DPUC to reopen the SCG and CNG rate cases for the purposes of reviewing and approving a settlement agreement.  On April 13, 2011, the DPUC reopened the rate cases.  If approved, the settlement would, among other things, resolve all pending issues related to the rate case appeals.  The DPUC is scheduled to issue a final decision in August 2011.

Berkshire

Berkshire’s rates are established by the Massachusetts Department of Public Utilities (DPU).  Berkshire is currently operating under a 10-year rate plan approved by the DPU and which expires on January 31, 2012, pursuant to which Berkshire’s rates can be adjusted annually.  The ROE approved in Berkshire’s rate plan is 10.5%.

Gas Supply Arrangements

On November 30, 2010, the Tennessee Gas Pipeline Company (Tennessee), a pipeline on which the Gas Companies hold firm transportation contracts, filed a FERC rate case proposing significant rate increases across their entire system which runs from south Texas through New England.  On December 29, 2010, the FERC issued an order setting the Tennessee rate proceeding for hearing and suspended the proposed rate increase until June 1, 2011, at which time Tennessee has the right to place the rates into effect, subject to refund.  The proposed increase would nearly double the fixed cost of reserving pipeline capacity but provide lower variable costs, resulting in a significant net cost increase.  The Gas Companies will continue to oppose Tennessee’s proposal and address issues raised by actively participating in the Tennessee FERC proceedings in conjunction with other gas companies and interveners in the Northeastern United States.

(D)  SHORT-TERM CREDIT ARRANGEMENTS

As of March 31, 2011, there was $24.0 million outstanding under the revolving credit agreement, dated as of November 17, 2010, entered into by and among UIL Holdings, UI, CNG, SCG and Berkshire, together with a group of banks named therein (the Credit Facility).  Under the Credit Facility, UIL Holdings has a standby letter of credit outstanding in the amount of $0.8 million which expires on January 31, 2012, but can be extended under a provision that automatically extends the letter of credit for one year periods from the expiration date (or any future expiration date), unless the issuer bank elects not to extend.  In addition, UI has a standby letter of credit outstanding in the amount of $0.4 million which expires on December 31, 2011.  Available credit under the Credit Facility at March 31, 2011 totaled $374.8 million for UIL Holdings and its subsidiaries in the aggregate.  UIL Holdings records borrowings under the Credit Facility as short-term debt, but the Credit Facility provides for longer term commitments from banks allowing UIL Holdings to borrow and reborrow funds, at its option, until its expiration on November 17, 2014, thus affording UIL Holdings flexibility in managing its working capital requirements.

As of March 31, 2011, UIL Holdings had no short-term borrowings outstanding under its money market loan arrangement with JPMorgan Chase Bank.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(E) INCOME TAXES

	Three Months Ended
	March 31,
	2011	2010

Income tax expense (benefit) consists of:
Current
Federal	$21,913	$12,626
State	7,276	2,582
Total current	29,189	15,208
Deferred
Federal	268	(3,186)
State	1,602	(1,644)
Total deferred	1,870	(4,830)

Investment tax credits	(49)	(37)

Total income tax expense	$31,010	$10,341

The combined statutory federal and state income tax rate for UIL Holdings during the three month periods ended March 31, 2011 and 2010 was 40.4%.

Differences in the treatment of certain transactions for book and tax purposes occur which cause the rate of UIL Holdings’ reported income tax expense to differ from the statutory tax rate described above.  The effective book income tax rate for the three month period ended March 31, 2011 was 37.3% as compared to 39.2% for the three month period ended March 31, 2010.  The decrease in the 2011 effective book income tax rates was due primarily to flow-through book/tax differences associated with the Gas Companies in the three month period ended March 31, 2011 which are not reflected in the three month period ended March 31, 2010.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(F) SUPPLEMENTARY INFORMATION

	Three Months Ended
	March 31,
	2011	2010
	(In Thousands)
Operating Revenues
Electric Distribution and Transmission:
Retail	$169,534	$186,820
Wholesale	78	-
Other operating revenue	28,614	33,456
Total Electric Distribution and Transmission Revenue	198,226	220,276
Gas Distribution:
Retail	318,419	N/A
Wholesale	21,832	N/A
Other operating revenue	22,573	N/A
Total Gas Distribution Revenue	362,824	N/A
Non-utility revenues:
Other	3	4
Total Operating Revenues	$561,053	$220,280

Depreciation and Amortization
Property, plant and equipment depreciation	$23,645	$12,955
Amortization of nuclear plant regulatory assets	10,748	12,044
Amortization of intangibles	12	10
Amortization of other regulatory assets	1,700	2,242
Total Amortization	12,460	14,296
Total Depreciation and Amortization	$36,105	$27,251

Taxes - Other than Income Taxes
Operating:
Connecticut gross earnings	$24,266	$11,084
Local real estate and personal property	8,423	4,547
Payroll taxes	3,038	2,073
Other	(220)	-
Total Taxes - Other than Income Taxes	$35,507	$17,704

Other Income and (Deductions), net
Interest income	$722	$995
Allowance for funds used during construction - equity	2,645	1,019
Allowance for funds used during construction - debt	2,015	932
Conservation & Load Management incentive	271	284
Energy generation and load curtailment incentives	20	19
ISO load response, net	159	507
Miscellaneous other income and (deductions) - net	(1,167)	300
Total Other Income and (Deductions), net	$4,665	$4,056

Other Interest, net
Notes Payable	$99	$26
Other	1,208	255
Total Other Interest, net	$1,307	$281

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(G)  PENSION AND OTHER BENEFITS

UI Pension Plan

The United Illuminating Company Pension Plan (the UI Pension Plan) covers the majority of employees of UIL Holdings and UI.  UI also has a non-qualified supplemental pension plan for certain employees and a non-qualified retiree-only pension plan for certain early retirement benefits.  During the three months ended March 31, 2011, UIL Holdings contributed $39.9 million to the UI Pension Plan.  Additional contributions during the remainder of 2011 are expected to be approximately $12.0 million.

UI has established a supplemental retirement benefit trust and through this trust purchased life insurance policies on certain officers of UI to fund the future liability under the non-qualified supplemental plan.  The cash surrender value of these policies is included in “Other investments” on the Consolidated Balance Sheet.

Gas Companies

The Gas Companies have multiple qualified pension plans covering substantially all of their union and management employees.  These entities also have non-qualified supplemental pension plans for certain employees.  The qualified pension plans (Gas Company Plans) are (1) traditional defined benefit plans or (2) cash balance plans for those hired on or after specified dates.  In some cases, neither of these plans are offered to new employees and have been replaced with enhanced 401(k) plans for those hired on or after specified dates.

During the three months ended March 31, 2011, UIL Holdings contributed $12.3 million to the Gas Company Plans.  Additional contributions during the remainder of 2011 are expected to be approximately $9.0 million.

The following tables represent the components of net periodic benefit cost for pension and other postretirement benefits (OPEB) for the three month periods ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$3,143	$1,780	$541	$340
Interest cost	10,121	5,272	1,659	982
Expected return on plan assets	(10,647)	(4,767)	(741)	(438)
Amortization of:
Prior service costs	161	162	(25)	(26)
Transition obligation (asset)	-	-	255	265
Actuarial (gain) loss	3,507	3,078	502	488
Net periodic benefit cost	$6,285	$5,525	$2,191	$1,611

The following actuarial weighted-average assumptions were used in calculating net periodic benefit cost for the three month periods ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
Discount rate	5.10%-5.35%	5.65%-5.85%	5.15%-5.30%	5.80%
Average wage increase	3.50%-3.80%	3.80%	N/A	N/A
Return on plan assets	8.25%-8.50%	8.50%	6.83%-8.25%	8.50%
Composite health care trend rate (current year)	N/A	N/A	7.80%-8.50%	9.50%
Composite health care trend rate (2018 forward) (1)	N/A	N/A	4.50% 5.00%	5.00%

(1) For the period ended March 31, 2010, the health care trend rate was applicable for 2019 forward.
N/A – not applicable

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(H)  RELATED PARTY TRANSACTIONS

UI is a 50-50 joint venturer with NRG in GCE Holding LLC, whose wholly owned subsidiary, GenConn, was chosen by the DPUC to build and operate new peaking generation plants to help address Connecticut’s need for power generation during the heaviest load periods.  GenConn had signed a promissory note (the Loan) with UI under which UI advanced up to an aggregate principal amount of $48.5 million to fund GenConn’s construction and other cash needs until permanent financing was arranged.  In connection with the EBL obtained by UI and the project financing obtained by GenConn on April 27, 2009, all outstanding balances on the Loan were replaced by a new promissory note, the balance of which was $62.3 million as of March 31, 2011.  See Note (B) “Capitalization – Long-Term Debt” for further discussion regarding the EBL.  Additionally, $0.5 million and $0.9 million of interest income related to the promissory note are included in “Other Income and (Deductions), net" in the accompanying Consolidated Statements of Income, for the three month periods ended March 31, 2011 and 2010, respectively,  which is offset by the interest expense incurred by UI under the EBL.

A director of UIL Holdings holds a beneficial interest in the building located at 157 Church Street, New Haven, Connecticut, where UI leases office space. UI’s lease payments for this office space for each of the three month periods ended March 31, 2011 and 2010 totaled $2.6 million and $2.7 million, respectively.

A director of UIL Holdings holds a position on the Board of Directors of People’s United Bank.  UIL Holdings has a banking relationship with People’s United Bank in connection with the Credit Facility described in Note (D) “Short-Term Credit Arrangements.”  Such Director was not directly involved in any transaction between UIL Holdings or its subsidiaries and People’s United Bank.

(J)  COMMITMENTS AND CONTINGENCIES

Connecticut Yankee Atomic Power Company

UI has a 9.5% stock ownership share in the Connecticut Yankee Atomic Power Company (Connecticut Yankee), the carrying value of which was $0.2 million as of March 31, 2011.  In 1996, the Board of Directors of Connecticut Yankee voted unanimously to retire the Connecticut Yankee nuclear plant (the Connecticut Yankee Unit) from commercial operation.  Connecticut Yankee updates the cost of its remaining decommissioning activity, which consists primarily of ground water monitoring and nuclear fuel storage, at least annually, and provides UI with a projected recovery schedule depicting annual costs expected to be billed to UI, including a return on investment over the term of the projected recovery period.  The present value of these costs is calculated using UI’s weighted-average cost of capital and, after consideration of recoverability, recorded as a Connecticut Yankee Contract Obligation and a corresponding regulatory asset.  At March 31, 2011, UI has regulatory approval to recover in future rates (through the CTA) its $16.5 million regulatory asset for Connecticut Yankee over a term ending in 2015.

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

Site Decontamination, Demolition and Remediation Costs

In November 2010, the EPA made inquiry of UI regarding the storage of PCB materials from the time they were brought to UI’s Shelton, CT facility from the field until their shipment to an authorized disposal facility, from 2006 through June of 2010, and the maintenance of an annual document log in connection with the storage.  On January 14, 2011, the Company filed its response to this inquiry with EPA, setting forth the details of the Company’s PCB management policy and providing annual summaries for the referenced years.  On February 8, 2011, UI received an EPA subpoena requesting additional information concerning the annual summaries provided.  UI has responded to this subpoena.  At this time, UI cannot assess the potential financial impact, if any, of this inquiry.   As such, as of March 31, 2011, no liability related to this matter has been recorded.

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

A site on the Mill River in New Haven was conveyed by UI in 2000 to an unaffiliated entity, Quinnipiac Energy LLC (QE), reserving to UI permanent easements for the operation of its transmission facilities on the site.  At the time of the sale, a fund of approximately $1.9 million, an amount equal to the then-current estimate for remediation, was placed in escrow for purposes of bringing soil and groundwater on the site into compliance with applicable environmental laws.  Approximately $0.1 million of the escrow fund remains unexpended.  QE has since sold the property to Evergreen Power, LLC (Evergreen Power) and Asnat Realty LLC (Asnat).  UI is unaware of what agreement was reached between QE and Evergreen Power and Asnat regarding future environmental liability or what remediation activity remains to be undertaken at the site.  UI could be required by applicable environmental laws to finish remediating any subsurface contamination at the site if it is determined that QE and/or Evergreen Power and Asnat have not completed the appropriate environmental remediation at the site.  UI has not updated the original $1.9 million remediation estimate, and does not have specific knowledge of any remediation work done, or remaining to be done on behalf of QE or any subsequent owner.  In July 2008, Evergreen Power and Asnat submitted a claim to UI seeking compensation for environmental remediation on the property, including the existing building which remains on the site.   UIL Holdings cannot presently assess the potential financial impact, if any, of this claim.  As such, as of March 31, 2011, no liability related to this claim has been recorded.

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

The Gas Companies own or have previously owned property where Manufactured Gas Plants (MGPs) operated historically.  MGP operations have led to contamination of soil and groundwater with petroleum hydrocarbons, benzene and metals, among other things, at these properties, the regulation and cleanup of which is regulated by the federal Resource Conservation and Recovery Act as well as other federal and state statutes and regulations.  Each of the Gas Companies has or had ownership interest in one of such properties contaminated as a result of MGP-related activities, as discussed below.  Under the existing regulations, the cleanup of such sites requires state and at times, federal, regulators’ involvement and approval before cleanup can commence.  In certain cases, such contamination has been evaluated, characterized and remediated.  In other cases, the sites have been evaluated and characterized, but not yet remediated.  Finally, at some of these sites, the scope of the contamination has not yet been fully characterized; no liability was recorded in respect of these sites as of March 31, 2011.  The Gas Companies have, in the past, received approval for the recovery, in their rates, of MGP-related remediation expenses and expect to seek recovery in rates for ongoing MGP-related remediation expenses for all of their MGP sites.

SCG owns property on Pine Street in Bridgeport, CT, the site of one of its former operations centers and a former MGP operation.  As a result of litigation that was initiated by an abutting property owner, SCG entered into a consent order with CDEP for the cleanup of the site in 1998.  The remediation of the site is being completed in two parts.  Part A addressed ground water, free product and contamination that migrated to an abutting property and is completed.  Part B addresses soil contamination at the site and is to be addressed by an approved engineered cap with a land use restriction.  SCG recently responded to CDEP’s comments on its plan and is awaiting CDEP’s approval to begin Part B.  Property located at 110 Pine Street, part of the original site, was sold in 1983.  SCG may be subject to remediation expenses for this part of the site as a former owner of the property, the amount of which cannot be estimated at this time.  This property is not part of the current remediation plan.  Future remediation costs, for which SCG will seek recovery in rates, are expected to be in the range of $2 to $3 million.  As of March 31, 2011, SCG has recorded a liability of $1.9 million for this site.

SCG owns property on Housatonic Avenue in Bridgeport, a former MGP site.  The site is currently leased from SCG to a soil reclamation company.  Remediation of waste and contaminants associated with historic use of the site as an MGP, including potential groundwater contamination and soil contamination, has not commenced.  Costs associated with the remediation of the site could be significant and will be subject to a review by the DPUC as to whether these costs are recoverable in rates.  UIL Holdings cannot presently estimate the costs of remediation or the likelihood of recoverability.  As such, as of March 31, 2011, no liability related to this claim has been recorded.

SCG owns property located on Chapel Street in New Haven, CT, the site of one of its former operations centers and a former MGP site.  The site is currently leased from SCG to Petroleum Terminals, Inc.  Some portions of the original site, referred to as East Street, were sold in 1978.  Limited remediation has occurred on two occasions, once in 1995 and again in 2008 to prevent contaminated ground water from migration into the adjacent waterway.  These remediation activities were prompted by breaks in the underground piping causing releases that required immediate resolution.  Costs associated with the most recent remediation approximated $1.2 million and were disallowed by the DPUC in the 2009 SCG rate case decision and therefore, will not be recovered in customer rates.  Other parts of the original site, including a parcel located on St. John's Street were sold by SCG prior to 1978.  SCG may be

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

subject to remediation expenses for this part of the site as a former owner of the property, the amount of which cannot be estimated at this time.   Costs associated with the remediation of the site could be significant and will be subject to a review by the DPUC as to whether these costs are recoverable in rates.  UIL Holdings cannot presently estimate the costs of remediation or the likelihood of recoverability.  As such, as of March 31, 2011, no liability related to this claim has been recorded.

A property located on Columbus Boulevard in Hartford, CT is the former Operations Center and Corporate Headquarters of CNG.  The property is also a former MGP site.  Except for a portion of the property that houses and is owned by the Hartford Steam Company, known as 60 Columbus Boulevard, and certain other small non-contiguous portions of this site owned by either TEN Companies, Inc. or CNG, most of the original MGP site was taken by the state of Connecticut for the Adriaen’s Landing project.  This portion was remediated by the state for the project and, as such, has provided insurance to the company against future risk to CNG associated with additional remediation expenses for that portion of the property that was taken for the project.  CNG remains liable for that portion of the property owned or formerly owned by CNG that was not subject to the taking.  Costs associated with the remediation of the site could be significant, but cannot be estimated at this time, and will be subject to a review by the DPUC as to whether these costs are recoverable in rates.  UIL Holdings cannot presently estimate the costs of remediation or the likelihood of recoverability.  As such, as of March 31, 2011, no liability related to this claim has been recorded.

A site on Mill Street in Greenfield, MA is currently owned by Berkshire and is used as a regional operations center.  This site is on the Massachusetts Department of Environmental Protection (MDEP) list of confirmed disposal sites and investigation and remediation of contamination resulting from disposal of byproducts and wastes generated by the historic coal and water gas manufacturing operations is ongoing.  Extensive soil, and coal tar product non-aqueous phase liquid (NAPL) recovery and remediation work on the land side of the Berkshire property has been completed, and sediments containing NAPL have been removed from the adjoining Green River.  However, further evaluation of the NAPL distribution in the river sediments and in the subsurface in stream banks on the adjacent property to the south are ongoing and will involve significant additional remediation activities.  Future expenses potentially in excess of $5.0 million are anticipated.  Even after completion of the additional remedial activities there will be ongoing monitoring and reporting to the MDEP will continue for the site in the foreseeable future.  UIL Holdings has accrued $5.0 million for such expenses as of March 31, 2011.

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

GenConn

The former general contractor responsible for the construction at the GenConn Devon facility has submitted change order requests totaling approximately $8.5 million and has asserted a delay and impact claim against GenConn Devon in the amount of approximately $16.9 million.  GenConn Devon is reviewing a report prepared on the contractor's behalf with respect to the delay claim, and will be continuing its review of the change order requests after reviewing the report.  The former general contractor has also claimed approximately $4.9 million as a final payment with respect to its prior work as general contractor for the GenConn Middletown facility.  GenConn Middletown disputed this claim, which was mediated on March 30, 2011.  As a result of such mediation, the parties agreed to settle the claim and have executed and delivered a settlement agreement.  GenConn Middletown has or will pay the agreed upon settlement amount upon satisfaction of certain conditions to be performed by the former general contractor.  To the extent that GenConn is required to pay all or a portion of these claims, as with other

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

capital construction expenditures, GenConn would seek, and expect to recover, associated costs through its annual regulatory proceeding.  To the extent that there is any financial impact on GenConn, the effect on UIL Holdings’ Consolidated Financial Statements will be reflected in the carrying value of its 50% ownership position in GenConn and through “Income from Equity Investments” in the Consolidated Statement of Income.

In September 2010, UIL Holdings entered into a Sponsor Guaranty and Payment Agreement in favor of the Royal Bank of Scotland PLC, as Administrative Agent under the Project Financing arrangement, whereby UIL Holdings guarantees to pay an amount up to $6 million in respect of amounts related to the former general contractor’s claims and litigation expenses as they relate to such claims described above.  Given the assessment of this claim as described above, no liability has been recorded as of March 31, 2011.

In addition to the borrowings outstanding under the EBL as discussed in Note (B) “Capitalization – Long-Term Debt,” as well as a $2.0 million equity investment made on April 21, 2011, UI may be required to make an additional equity investment of up to $7.0 million for the construction of the GenConn Middletown peaking generation facility.

(K) FAIR VALUE MEASUREMENTS

UIL Holdings utilizes an income approach valuation technique to value the majority of its assets and liabilities measured and reported at fair value.  As required by ASC 820 “Fair Value Measurements and Disclosures,” financial assets and liabilities are classified in their entirety, based on the lowest level of input that is significant to the fair value measurement.  UIL Holdings’ assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The following tables set forth UIL Holdings’ financial assets and liabilities, other than pension benefits and OPEB, which were accounted for at fair value on a recurring basis as of March 31, 2011 and December 31, 2010.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2011	(In Thousands)
Assets:
Derivative assets	$-	$-	$50,498	$50,498
Noncurrent investments available for sale	10,075	-	-	10,075
Deferred Compensation Plan	3,643	-	-	3,643
Supplemental retirement benefit trust life insurance policies (Note G)	5,886	-	-	5,886
	$19,604	$-	$50,498	$70,102

Liabilities:
Derivative liabilities	$-	$-	$205,823	$205,823

Net fair value assets/(liabilities), March 31, 2011	$19,604	$-	$(155,325)	$(135,721)

December 31, 2010
Assets:
Derivative assets	$-	$-	$34,188	$34,188
Noncurrent investments available for sale	9,774	-	-	9,774
Deferred Compensation Plan	3,725	-	-	3,725
Supplemental retirement benefit trust life insurance policies (Note G)	5,665	-	-	5,665
	$19,164	$-	$34,188	$53,352

Liabilities:
Derivative liabilities	$-	$-	$142,806	$142,806

Net fair value assets/(liabilities), December 31, 2010	$19,164	$-	$(108,618)	$(89,454)

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

The determination of fair value of the derivative assets and liabilities, which primarily consist of contracts for differences, was based on a probability-based expected cash flow analysis that was discounted at the March 31, 2011 or December 31, 2010 risk-free interest rates, as applicable, and an adjustment for non-performance risk using credit default swap rates.  Certain management assumptions were required, including development of pricing that extended over the term of the contracts.  In addition, UIL performed an assessment of risks related to obtaining regulatory, legal and siting approvals, as well as obtaining financing resources and ultimately attaining commercial operation.   The DPUC has determined that changes in fair value associated with the contracts for differences are fully recoverable.  As a result, such changes have no impact on UIL Holdings’ net income.

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

The following tables set forth a reconciliation of changes in the fair value of the assets and liabilities above that are classified as Level 3 in the fair value hierarchy for the three month period ended March 31, 2011.

Three Months Ended
March 31, 2011
(In Thousands)

Net derivative assets/(liabilities), December 31, 2010	$(108,618)
Unrealized gains and (losses), net
Included in earnings	(316)
Included in other comprehensive income	99
Included in regulatory assets/(liabilities)	(46,490)
Net derivative assets/(liabilities), March 31, 2011	$(155,325)

Change in unrealized gains (losses), net relating to net derivative assets/(liabilities), still held as of March 31, 2011	$(46,707)

The following table sets forth a reconciliation of changes in the net regulatory asset/(liability) balances that were established to recover any unrealized gains/(losses) associated with the contracts for differences for the three month period ended March 31, 2011.  The amounts offset the net contract for differences liabilities included in the derivative liabilities detailed above.

Three Months Ended
March 31, 2011
(In Thousands)

Net regulatory assets/(liabilities), December 31, 2010	$108,976
Unrealized (gains) and losses, net	46,490
Net regulatory assets/(liabilities), March 31, 2011	$155,466

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(M)  SEGMENT INFORMATION

UIL Holdings has three reporting segments:  Electric Distribution, Electric Transmission and Gas Distribution.  Revenues from inter-segment transactions are not material.  All of UIL Holdings’ revenues are derived in the United States.  The following measures of segment profit and loss are utilized by management to make decisions about allocating resources to the segments and assessing performance.  The following table reconciles certain segment information with that provided in UIL Holdings’ Consolidated Financial Statements.  In the table, distribution includes all electric utility revenue and expenses except for transmission, which is provided in a separate column.  “Other” includes the information for the remainder of UIL Holdings’ non-utility activities and unallocated corporate costs, including minority interest investments, administrative costs and interest expense.

(In Thousands)
	Three months ended March 31, 2011
	Electric Distribution and Transmission
	Distribution	Transmission	Total	Gas Distribution	Other	Total
Operating Revenues	$151,629	$46,597	$198,226	$362,824	$3	$561,053
Purchased power and gas	49,263	-	49,263	229,343	-	278,606
Operation and maintenance	49,340	6,998	56,338	37,488	172	93,998
Transmission wholesale	-	17,022	17,022	-	-	17,022
Depreciation and amortization	21,216	3,070	24,286	11,807	12	36,105
Taxes - other than income taxes	11,438	6,825	18,263	17,244	-	35,507
Operating Income (Loss)	20,372	12,682	33,054	66,942	(181)	99,815

Other Income and (Deductions), net	4,175	1,446	5,621	(921)	(35)	4,665

Interest Charges, net	7,492	2,962	10,454	7,032	5,988	23,474

Income Before Income Taxes and Equity Earnings	17,055	11,166	28,221	58,989	(6,204)	81,006
Income Taxes	8,390	3,468	11,858	21,568	(2,416)	31,010
Income Before Equity Earnings	8,665	7,698	16,363	37,421	(3,788)	49,996
Income from Equity Investments	2,062	-	2,062	-	-	2,062
Net Income	10,727	7,698	18,425	37,421	(3,788)	52,058
Less:
Preferred Stock Dividends of
Subsidiary, Noncontrolling Interests	-	-	-	14	-	14
Net Income attributable to UIL Holdings	$10,727	$7,698	$18,425	$37,407	$(3,788)	$52,044

	Electric Distribution and Transmission
	Distribution	Transmission	Total	Other	Total
Operating Revenues	$175,090	$45,186	$220,276	$4	$220,280
Purchased power	75,348	-	75,348	-	75,348
Operation and maintenance	44,315	7,087	51,402	219	51,621
Transmission wholesale	-	15,476	15,476	-	15,476
Depreciation and amortization	24,069	3,172	27,241	10	27,251
Taxes - other than income taxes	11,436	6,268	17,704	-	17,704
Operating Income (Loss)	19,922	13,183	33,105	(225)	32,880

Other Income and (Deductions), net	3,455	391	3,846	210	4,056

Interest Charges, net	6,658	2,937	9,595	956	10,551

Income Before Income Taxes and Equity Earnings	16,719	10,637	27,356	(971)	26,385
Income Taxes	6,800	3,917	10,717	(376)	10,341
Income Before Equity Earnings	9,919	6,720	16,639	(595)	16,044
Income from Equity Investments	8	-	8	-	8
Net Income	$9,927	$6,720	$16,647	$(595)	$16,052

	Electric Distribution and Transmission (1)
	Distribution	Transmission	Total	Gas Distribution	Other	Total
Total Assets at March 31, 2011	$-	$-	$2,443,995	$1,984,421	$6,486	$4,434,902

Total Assets at December 31, 2010	$-	$-	$2,371,621	$2,033,576	$50,236	$4,455,433

(1) Information for segmenting total assets between Distribution and Transmission is not available. Total UI assets are disclosed in the Total Electric column. Net plant in service is segregated by segment and, as of March 31, 2011, was $849.1 million and
$527.9 million for Distribution and Transmission, respectively.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(N) ACQUISITION

On November 16, 2010, UIL Holdings completed its acquisition (the Acquisition) from Iberdrola USA, Inc.  of the Gas Companies.  The DPUC approved the Acquisition and there is a pending petition from the Massachusetts Attorney General for the DPU to reconsider its ruling that it would not review UIL Holdings’ acquisition of Berkshire.  The Gas Companies contributed $362.8 million in operating revenues and $37.4 million in net income to UIL Holdings’ results of operations for the three month period ended March 31, 2011.

The net purchase price of approximately $917.9 million is subject to a final indebtedness and working capital adjustment.  UIL Holdings accounted for the Acquisition in accordance with ASC 805 “Business Combinations,” whereby the purchase price paid was allocated to tangible assets acquired and liabilities assumed as well as goodwill based upon their fair values as of the closing date.  UIL Holdings has determined that the historical book value of the assets and liabilities of the Gas Companies approximates their fair value given the regulation they operate under in Connecticut and Massachusetts.  Additional adjustments to the values of assets and liabilities recognized in the Acquisition may occur as the allocation of the consideration transferred is finalized during 2011.  Under business combination accounting guidance, UIL Holdings has up to one year from the date of the Acquisition to finalize the allocation of consideration transferred.  The following table summarizes the allocation of the purchase price:

Amount
(In Millions)

Current assets	$323.6
Noncurrent assets	1,418.9
Current liabilities	(167.9)
Long-term debt	(397.4)
Other noncurrent liabilities	(558.5)
Preferred stock	(0.8)
Total identifiable net assets	617.9
Goodwill	300.0
Total Purchase Price, Net	$917.9

As a result of the Acquisition, UIL Holdings recorded $300.0 million of goodwill.  Goodwill is calculated as the excess of the purchase price over the net assets acquired and the contributing factors to the amount recorded include expected future cash flows, potential operational synergies, the utilization of technology and cost savings opportunities in the delivery of certain shared administrative and other services.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Supplemental Pro Forma Data (unaudited)

The supplemental pro forma data has been presented for illustrative purposes only and is not necessarily indicative of results of operations that would have been achieved had the pro forma events taken place on the dates indicated, or the future consolidated results of operations of the combined company.

Three Months Ended
March 31, 2010
(Thousands, except per share amounts)

Pro forma operating revenues	$553,192
Pro forma operating expenses	$457,048
Pro forma net income (loss)	$47,564
Pro forma earnings per share of common stock - basic	$0.94

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained herein, regarding matters that are not historical facts, are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995).  These include statements regarding management’s intentions, plans, beliefs, expectations or forecasts for the future.  Such forward-looking statements are based on UIL Holdings’ expectations and involve risks and uncertainties; consequently, actual results may differ materially from those expressed or implied in such statements.  Such risks and uncertainties include, but are not limited to, general economic conditions, conditions in the debt and equity markets, legislative and regulatory changes, changes in demand for electricity, gas and other products and services, unanticipated weather conditions, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental, and technological factors affecting the operations, markets, products and services of UIL Holdings’ subsidiaries.  The foregoing and other factors are discussed and should be reviewed in UIL Holdings’ most recent Annual Report on Form 10-K and other subsequent periodic filings with the Securities and Exchange Commission.  Forward-looking statements included herein speak only as of the date hereof and UIL Holdings undertakes no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or circumstances.

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

Derivatives

In accordance with FASB ASC 820 “Fair Value Measurements and Disclosures,”  UIL Holdings applies fair value measurements to certain assets and liabilities, a portion of which fall into Level 3 of the fair value hierarchy defined by ASC 820 as pricing inputs that include significant inputs that are generally less observable from objective sources.  As of March 31, 2011, the assets and liabilities that are accounted for at fair value on a recurring basis as Level 3 instruments, which consist primarily of contracts for differences, represent 72.0% of the total amount of assets, and 100% of the total amount of liabilities accounted for at fair value on a recurring basis.  The determination of fair value of the contracts for differences is based on a probability-based expected cash flow analysis that is discounted at risk-free interest rates and an adjustment for non-performance risk using credit default swap rates.  Certain management assumptions were made in this valuation process, including development of pricing that extended over the term of the contracts.  In addition, UIL performs an assessment of risks related to obtaining regulatory, legal and siting approvals, as well as obtaining financing resources and ultimately attaining commercial operation.

The Connecticut Department of Public Utility Control (DPUC) has determined that costs associated with the contracts for differences are fully recoverable.  As a result, there is no impact on UIL Holdings’ net income as any unrealized gains/(losses) resulting from quarterly mark-to-market adjustments are offset by the establishment of regulatory assets/(liabilities) that have been recognized for the purpose of such recovery.

Electric Distribution and Transmission

UI is an electric distribution and transmission utility whose structure and operations are significantly affected by legislation and regulation.  UI’s rates and authorized return on equity are regulated by the Federal Energy Regulation Commission (FERC) and the DPUC.  Legislation and regulatory decisions implementing legislation establish a framework for UI’s operations.  Other factors affecting UI’s financial results are operational matters, such as the ability to manage expenses, uncollectibles and capital expenditures, in addition to sales volume and major weather disturbances.  Sales volume is not expected to have an impact on distribution earnings during the decoupling pilot established in the 2008 Rate Case final decision.  The extent to which sales volume will have an impact on UI’s financial results beyond such period will depend upon the nature and extent of decoupling implemented by the DPUC upon its review of the pilot program.  UI expects to continue to make capital investments in its distribution and transmission infrastructure.

Rates

In rulings throughout 2009, the DPUC issued its final decision regarding UI’s application requesting an increase in distribution rates (the 2009 Decisions), the results of which provided for an allowed distribution return on equity of 8.75%, a decrease from the previously approved 9.75%, and a capital structure of 50% equity and 50% debt, compared to the previously approved 48% equity and 52% debt.  The 2009 Decisions continued the prior earnings sharing mechanism structure, applying to the new 8.75% allowed return, whereby 50% of any earnings over the allowed twelve month level is returned to customers and 50% is retained by UI.  Additionally, the 2009 Decisions provided for a two year pilot program for full decoupling of distribution revenues from sales.

On April 1, 2010, UI filed its ratemaking proposal and underlying decoupling analysis for the 2009 rate year ended February 3, 2010.  On September 1, 2010, the DPUC issued its final decision in this matter approving a decoupling charge totaling approximately $1.6 million to be recovered from ratepayers over a twelve month period commencing in October 2010.  In addition to the decoupling charge, the DPUC also approved a pension and earnings sharing over-recovery credit totaling approximately $3.6 million to be refunded to ratepayers over the same twelve month period commencing in October 2010.  The DPUC also approved the continuance of the decoupling pilot program beyond the 2010 rate year and until such time that a final decision is reached regarding whether to continue, modify or terminate the decoupling mechanism.  UI expects such determination to be made in connection with UI’s 2010 rate year decoupling results, which were filed with the DPUC on April 4, 2011.

In December 2010, UI received a letter ruling approving rates effective January 1, 2011 incorporating the above mentioned distribution rate changes along with previously approved changes to the Generation Services Charges (GSC), Non-Bypassable Federally Mandated Congestion Charges, transmission and system benefits charge.  Additionally, last resort service GSC rates have been approved for the period through June 30, 2011.

Transmission Return on Equity

DPUC decisions do not affect the revenue requirements determination for transmission, including the applicable return on equity, which are within the jurisdiction of the FERC.  For 2011, UI is estimating an overall allowed weighted-average ROE for its transmission business in the range of 12.3% to 12.5%.

Power Supply Arrangements

UI has wholesale power supply agreements in place for the supply of all of its standard service customers for all of 2011, 60% for 2012, and 10% for 2013.  Supplier of last resort service is procured on a quarterly basis.  UI determined that its contracts for standard service and supplier of last resort service are derivatives under ASC 815 “Derivatives and Hedging” and elected the “normal purchase, normal sale” exception under ASC 815.  As such, UI regularly assesses the accounting treatment for its power supply contracts.  These wholesale power supply agreements contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt was to fall below investment grade.  In October 2010,

Moody’s Investor Services released its updated credit opinion for UI and maintained its Baa2 rating with a stable outlook.   In October 2010, Standard & Poor’s released its updated credit opinion for UI, maintaining its BBB rating with a stable outlook.  If UI’s credit rating were to decline one rating and UI were to be placed on negative credit watch, monthly amounts due and payable to the power suppliers would be accelerated to semi-monthly payments.  UI’s credit rating would have to decline two ratings to fall below investment grade at either rating service.  If this were to occur, UI would have to deliver collateral security in an amount equal to the receivables due to the sellers for the thirty day period immediately preceding the default notice.  If such a situation had been in effect as of March 31, 2011, UI would have had to post approximately $13.6 million in collateral.

Competitive Transition Assessment (CTA)

UI’s CTA collection recovers costs that have been reasonably incurred, or will be incurred, to meet its public service obligations and that will likely not otherwise be recoverable in a competitive market.  These “stranded costs” include above-market long-term purchased power contract obligations, regulatory asset recovery and above-market investments in power plants.  A significant amount of UI’s earnings is generated by the authorized return on the equity portion of unamortized stranded costs in the CTA rate base.  UI’s after-tax earnings attributable to CTA for the three months ended March 31, 2011 and 2010 were $1.1 million and $1.5 million, respectively.  A significant portion of UI’s cash flow from operations is also generated from those earnings and from the recovery of the CTA rate base and other stranded costs.  Cash flow from operations related to CTA amounted to $10.1 million and $9.9 million for the three months ended March 31, 2011 and 2010, respectively.  The CTA rate base has declined from year to year for a number of reasons, including amortization of stranded costs, the sale of UI’s nuclear units, and adjustments made through the annual DPUC review process.  The original rate base component of stranded costs, as of January 1, 2000, was $433 million.  It has since declined to $98.6 million at March 31, 2011.  In the future, UI’s CTA earnings will decrease while, based on UI’s current projections, cash flow will remain fairly constant until stranded costs are fully amortized.  Total CTA cost recovery is currently projected to be completed in 2015, with stranded cost amortization expected to end in 2013.  The date by which stranded costs are fully amortized depends primarily upon the DPUC’s future decisions and potential legislative activities, which could affect future rates of stranded cost amortization.

New England East-West Solution

Pursuant to an agreement with CL&P (the Agreement), UI has the right to invest in, and own transmission assets associated with the Connecticut portion of CL&P’s New England East West Solution (NEEWS) projects to improve regional energy reliability.  NEEWS consists of four inter-related transmission projects being developed by subsidiaries of Northeast Utilities (NU), the parent company of CL&P, in collaboration with National Grid USA.  Three of the projects have portions sited in Connecticut:  (1) the Greater Springfield Reliability Project, (2) the Interstate Reliability Project and (3) the Central Connecticut Reliability Project.  Recently NU informed UI that it will be revising its cost estimate for the Connecticut portion of these projects.  Previously NU had projected that the cost of the Connecticut portion of these projects would be approximately $828 million.  UI will update its projected investment once the revised estimate is provided by NU.

Under the terms of the Agreement, UI has the option to make quarterly deposits to CL&P in exchange for ownership of specific transmission assets as they are placed in service.  UI has the right to invest up to the greater of $60 million or an amount equal to 8.4% of CL&P’s costs for the Connecticut portions of the NEEWS projects.  Based upon NU's previously projected costs, UI had expected this amount to approximate $69 million.  As assets are placed in service, CL&P will transfer title to certain transmission assets to UI in proportion to its investments, but CL&P will continue to maintain these portions of the transmission system pursuant to an operating and maintenance agreement with UI.  Also, under the terms of the Agreement, there are certain circumstances under which CL&P can terminate the Agreement, but such termination would not affect assets previously transferred to UI.

Through March 31, 2011, UI has made deposits totaling $7.2 million in NEEWS and expects to make the remaining investments over a period of three to five years, depending on the timing and amount of CL&P’s capital expenditures and the projects’ in service dates.

Equity Investment in Peaking Generation

UI is a 50-50 joint venturer with NRG Energy, Inc. (NRG) in GCE Holding LLC, whose wholly owned subsidiary, GenConn Energy LLC (collectively, GenConn), was chosen by the DPUC to build and operate two new peaking generation plants to help address Connecticut’s need for power generation during the heaviest load periods.  The DPUC has approved 2011 revenue requirements for the period from January 1, 2011 through December 31, 2011 for the GenConn Devon facility of $36.8 million and from June 1, 2011 through December 31, 2011 for the GenConn Middletown facility of $22.6 million.  UI’s income from its equity investment in GenConn was $2.1 million and zero for the three month periods ended March 31, 2011 and 2010, respectively.

As of March 31, 2011, UI’s equity investment in GenConn was $64.8 million.  On April 21, 2011, UI made an equity investment of $2.0 million and may be required to make an additional equity investment of up to $7.0 million for the construction of the GenConn Middletown peaking generation facility.  In addition, upon the repayment of its equity bridge loan (EBL) associated with GenConn Middletown, UI expects to make its remaining equity investment in GenConn Middletown during the second quarter of 2011 in an amount between $63.0 million and $66.0 million.

Gas Distribution

Rates

SCG

In 2008, the DPUC, as required by Connecticut statute, initiated an investigation after SCG reported earning more than one percentage point over its authorized ROE for the previous twelve month period in each of six consecutive months.  In October 2008, the DPUC issued a decision ordering an interim rate decrease for SCG of approximately $15.1 million, or 3.4%, effective October 24, 2008, compared to the rates previously set in the SCG 2005 rate case, and ordered SCG to file a rate case.  In January 2009, SCG filed an application for a rate increase of $50.1 million, or approximately 15.2%.  The DPUC’s August 2009 decision in the SCG rate proceeding ordered a 3.4% rate decrease, or approximately $12.5 million, compared to the rates set in the 2005 rate case, and reduced SCG’s authorized ROE to 9.26%.  SCG appealed the DPUC order to the Connecticut superior court. Pursuant to Connecticut statute, SCG is entitled to collect through a surcharge the differential between the interim rate decrease and the rates finally set after full review.  The 2009 DPUC decision ordered rates that were higher on a dollar per one hundred cubic feet (Ccf) basis compared to the rates established in the interim rate decrease decision.  The difference between these higher per unit rates provided for SCG to collect a surcharge from customers.  The rates established in the 2009 decision, and certain other orders, have been stayed by stipulation pending the resolution of the appeal.   The stipulation stayed SCG’s collection of the surcharge and provides for the continuation of the interim rate decrease amount pending resolution of the appeal. SCG has been accruing the revenues associated with the surcharge for purposes of calculating its earnings.  SCG has not appealed the 2009 case’s elimination of SCG’s weather normalization provision; however, this provision has remained in effect pending resolution of the appeal.  In April 2010, the Connecticut superior court ruled against SCG’s appeal.  SCG appealed from the superior court’s dismissal, and that appeal is now pending at the Connecticut supreme court.  The stay remains in effect.

In December 2010, the DPUC denied a petition from the Office of Consumer Counsel (the “OCC), finding that SCG had not earned more than one percentage point over its authorized ROE for the previous twelve month period in each of six consecutive months, but opened a docket to determine whether SCG is charging rates that may be more than just, reasonable and adequate and whether its rates need to be decreased on an interim basis.

On March 24, 2011, SCG, CNG and the OCC filed a motion with the DPUC to reopen the SCG and CNG rate cases for the purposes of reviewing and approving a settlement agreement.  On April 13, 2011, the DPUC reopened the rate cases.  If approved, the settlement would, among other things, resolve all pending issues related to the rate case appeals and terminate the SCG potential overearnings investigation.  The DPUC is scheduled to issue a final decision in August 2011.

CNG

In 2008, the DPUC, as required by Connecticut statute, initiated an investigation after CNG reported earning more than one percentage point over its authorized ROE for the previous twelve month period in each of six consecutive months.  In August 2008, the DPUC issued a decision ordering an interim rate decrease for CNG of approximately $15.5 million, or 3.28%, effective August 6, 2008, compared to the rates previously set in the CNG 2006 rate case, and ordered CNG to file a rate case.  In January 2009, CNG filed for a rate increase of $16.4 million or approximately 4.4%.  The DPUC’s July 2009 decision in the CNG rate proceeding ordered a 4.2% rate decrease, or approximately $16.2 million, compared to the rates set in the 2006 rate case, and reduced CNG’s authorized ROE to 9.31%.  CNG appealed the DPUC order to the Connecticut superior court. Pursuant to Connecticut statute, CNG is entitled to collect through a surcharge the differential between the interim rate decrease and the rates finally set after full review.  The 2009 DPUC decision ordered rates that were higher on a dollar per Ccf basis compared to the rates established in the interim rate decrease decision.  The difference between these higher per unit rate provided for CNG to collect a surcharge from customers.  The rates established in the 2009 decision, and certain other orders, have been stayed by stipulation pending the resolution of the appeal.  The stipulation stayed CNG’s collection of the surcharge and provides for the continuation of the interim rate decrease amount pending resolution of the appeal. CNG has been accruing the revenues associated with the surcharge for purposes of calculating its earnings.  In April 2010, the Connecticut superior court ruled against CNG’s appeal.  CNG appealed from the superior court’s dismissal, and that appeal is now pending at the Connecticut supreme court.  The stay remains in effect.

On March 24, 2011, SCG, CNG and the OCC filed a motion with the DPUC to reopen the SCG and CNG rate cases for the purposes of reviewing and approving a settlement agreement.  On April 13, 2011, the DPUC reopened the rate cases.  If approved, the settlement would, among other things, resolve all pending issues related to the rate case appeals.  The DPUC is scheduled to issue a final decision in August 2011.

Berkshire

Berkshire’s rates are established by the DPU.  Berkshire is currently operating under a 10-year rate plan approved by the DPU and which expires on January 31, 2012, pursuant to which Berkshire’s rates can be adjusted annually.  The ROE approved in Berkshire’s rate plan is 10.5%.

Gas Supply Arrangements

On November 30, 2010, the Tennessee Gas Pipeline Company (Tennessee), a pipeline on which the Gas Companies hold firm transportation contracts, filed a FERC rate case proposing significant rate increases across their entire system which runs from south Texas through New England.  On December 29, 2010, the FERC issued an order setting the Tennessee rate proceeding for hearing and suspended the proposed rate increase until June 1, 2011, at which time Tennessee has the right to place the rates into effect, subject to refund.  The proposed increase would nearly double the fixed cost of reserving pipeline capacity but provide lower variable costs, resulting in a significant net cost increase.  The Gas Companies will continue to oppose Tennessee’s proposal and address issues raised by actively participating in the Tennessee FERC proceedings in conjunction with other gas companies and interveners in the Northeastern United States.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2011, UIL Holdings had $34.0 million of unrestricted cash and temporary cash investments.  This represents a decrease of $56.3 million from the corresponding balance at December 31, 2010.  The components of this decrease, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

(In Millions)

Unrestricted cash and temporary cash investments, December 31, 2010	$90.3

Net cash provided by operating activities	82.1

Net cash (used in) investing activities:
Related party note receivable	(0.5)
Cash invested in plant - including AFUDC debt	(83.2)
Restricted cash (1)	(1.2)
(84.9)

Net cash provided by (used in) financing activities:
Issuances of (Payments on) long-term debt, net	(48.8)
Line of credit borrowings (repayments), net	17.0
Dividend payments	(21.8)
Other	0.1
(53.5)

Net change in cash	(56.3)

Unrestricted cash and temporary cash investments, March 31, 2011	$34.0

(1) As of March 31, 2011, UIL Holdings had $3.6 million in restricted cash, which primarily relates to Electric Distribution and Transmission capital projects, and which has been withheld by UI and will remain in place until the verification of fulfillment of contractor obligations.

Cash Flows

All capital requirements that exceed available cash will be funded through external financings.  Although there is currently no commitment to provide such financing from any source of funds, other than from the revolving credit agreement discussed below, future external financing needs are expected to be satisfied by the issuance of additional equity and short-term and long-term debt.  The continued availability and timing of such financings will be dependent on many factors, including conditions in the securities markets, general economic conditions, and UIL Holdings’ future income and cash flow.

In February 2011, UIL Holdings repaid, upon maturity, the outstanding balances of its 7.23% Series A Senior Notes totaling $4.3 million and its 7.38% Series B Senior Notes totaling $45 million.

Other Sources of Funding

UIL Holdings, UI, CNG, SCG and Berkshire are parties to a revolving credit agreement with a group of banks named therein that will expire on November 17, 2014 (the Credit Facility).  The borrowing limit under the Credit Facility is $400 million, $400 million of which is available to UIL Holdings, $250 million is available to UI, $150 million is available to each of CNG and SCG, and $50 million is available to Berkshire.  The Credit Facility permits borrowings at fluctuating interest rates and also permits borrowings for fixed periods of time specified by each borrower at fixed interest rates determined by the Eurodollar interbank market in London (LIBOR).  The Credit Facility also permits the issuance of letters of credit of up to $50 million.

As of March 31, 2011, there was $24.0 million outstanding under the Credit Facility.  UIL Holdings has a standby letter of credit outstanding in the amount of $0.8 million which expires on January 31, 2012, but can be extended under a provision that automatically extends the letter of credit for one year periods from the expiration date (or any future expiration date), unless the issuer bank elects not to extend.  UI has a standby letter of credit outstanding in the amount of $0.4 million which expires on December 31, 2011.  Available credit under the Credit Facility at

March 31, 2011 totaled $374.8 million for UIL Holdings and its subsidiaries in the aggregate.  UIL Holdings records borrowings under the Credit Facility as short-term debt, but the Credit Facility provides for longer term commitments from banks allowing the Company to borrow and reborrow funds, at its option, until the expiration of the Credit Facility, thus affording it flexibility in managing its working capital requirements.

UIL Holdings filed a registration statement with the SEC using a shelf registration process in March 2009. As permitted by the registration statement, UIL Holdings may, from time to time, sell debt, equity or other securities in one or more transactions. The registration statement expires on March 11, 2012.

UI has DPUC approval for the issuance of up to $275 million principal amount of debt securities (the Proposed Notes) during 2010 through 2013, of which $100 million has been issued in the form of senior unsecured notes.  The proceeds from the sales of the Proposed Notes may be used by UI for the following purposes:  (1) to finance capital expenditures; (2) to repay the equity bridge loan, the proceeds of which are being used to finance UI’s equity contribution in GenConn Energy LLC for the development and construction of the Devon and Middletown peaking generation plants; (3) to fund UI’s pension plan; (4) to partially repay short-term borrowings that are incurred to temporarily fund the preceding needs; (5) to pay for issuance costs related to the Proposed Notes; and (6) for general corporate purposes.

To afford UI additional flexibility to market outstanding tax-exempt bonds in the municipal bond market, the DPUC has approved UI’s request to refund $64.5 million principal amount of tax-exempt bonds outstanding with the proceeds of the issuance of new bonds, without insurance.  UI plans to refund these bonds at such time and on such terms as municipal bond market conditions allow.

Uses of Funds

During the three month period ended March 31, 2011, UIL Holdings made total pension contributions of $52.2 million.  Additional contributions during the remainder of 2011 are expected to be approximately $21 million.

As of March 31, 2011, UI’s equity investment in GenConn was $64.8 million.  On April 21, 2011, UI made an equity investment of $2.0 million and may be required to make an additional equity investment of up to $7.0 million for the construction of the GenConn Middletown peaking generation facility.  In addition, upon the repayment of its EBL associated with GenConn Middletown, UI expects to make its remaining equity investment in GenConn Middletown during the second quarter of 2011 in an amount between $63.0 million and $66.0 million.

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

As of March 31, 2011, UI would have had to post approximately $13.6 million in collateral pursuant to its wholesale power supply arrangements if certain conditions existed at that time.  See “– Major Influences on Financial Condition – Electric Distribution and Transmission – Power Supply Arrangements” for additional information.

Financial Covenants

UIL Holdings and its subsidiaries are required to comply with certain covenants in connection with their respective loan agreements.  The covenants are normal and customary in bank and loan agreements, and UIL Holdings and its subsidiaries were in compliance with such covenants as of March 31, 2011.

2011 Capital Resource Projections

There have been no material changes in UIL Holdings’ 2011 capital resource projections from those reported in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Contractual and Contingent Obligations

There have been no material changes in UIL Holdings’ 2011 contractual and contingent obligations from those reported in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

CRITICAL ACCOUNTING POLICIES

UIL Holdings’ Consolidated Financial Statements are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty.  Investors need to be aware of these policies and how they impact UIL Holdings’ financial reporting to gain a more complete understanding of UIL Holdings’ Consolidated Financial Statements as a whole, as well as management’s related discussion and analysis presented herein.  While UIL Holdings believes that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010 are those that depend most heavily on these judgments and estimates.  At March 31, 2011, there have been no material changes to any of the Critical Accounting Policies described therein.

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

As of March 31, 2011, UIL Holdings had certain guarantee contracts outstanding for which no liability has been recorded in the Consolidated Financial Statements.  Refer to Part I, Item 1, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (J), Commitments and Contingencies,” of this Quarterly Report on Form 10-Q for further discussion of such guarantees.

NEW ACCOUNTING STANDARDS

UIL Holdings reviews new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have.  There have been no new accounting standards issued since the filing of UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010 that UIL Holdings expects to have a material impact on its consolidated financial position, results of operations or liquidity.

RESULTS OF OPERATIONS

Use of Non-GAAP Measures

Within the “Results of Operations” section of this Quarterly Report on Form 10-Q, tabular presentations showing a comparison of UIL Holdings’ net income and earnings per share (EPS) for the first quarters of 2011 and 2010, are provided.  The amounts presented show the EPS for each of UIL Holdings’ lines of business, as well as non-utility activities and acquisition and closing related expenses, calculated by dividing the income of each line of business by the average number of shares of UIL Holdings’ common stock outstanding for the quarterly periods presented.  UIL Holdings believes this information is useful in understanding the fluctuations in earnings per share between the current and prior year periods.

First Quarter 2011 vs. First Quarter 2010

UIL Holdings’ net income was $52.0 million, or $1.03 per share, an increase of $35.9 million, or $0.50 per share, compared to the first quarter of 2010.  Excluding the after-tax impact of the Acquisition and the impact of the earnings dilution associated with the September 2010 equity issuance, net income for the first quarter 2011 was $0.59 per share.  The table below presents a comparison of UIL Holdings’ net income and EPS for the first quarters of 2011 and 2010.

The gas distribution business had total net income of $37.4 million, reflecting the impact of colder than normal temperatures during the first quarter of 2011.  The financial results for the first quarter of 2010 do not include the operations of the Gas Companies which were acquired in the fourth quarter of 2010.

	Quarter Ended	Quarter Ended	2011 More (Less)
	March 31, 2011	March 31, 2010	than 2010

Net Income (Loss) (In Millions except per share amounts)

Electric Distribution and Transmission	$18.4	$16.6	$1.8
Non-Utility excluding the impact of the Acquisition	(0.6)	(0.5)	(0.1)
Net Income excluding the impact of the Acquisition	17.8	16.1	1.7
Gas Distribution	37.4	-	37.4
Non-Utility impact of the Acquisition (1)	(3.2)	-	(3.2)
Total Net Income	$52.0	$16.1	$35.9

EPS
Electric Distribution and Transmission	$0.36	$0.55	$(0.19)
Non-Utility excluding the impact of the Acquisition	(0.01)	(0.02)	0.01
Net Income excluding the impact of the Acquisition	0.35	0.53	(0.18)
Gas Distribution	0.74	-	0.74
Non-Utility impact of the Acquisition (1)	(0.06)	-	(0.06)
Total EPS - Basic	$1.03	$0.53	$0.50

Total EPS - Diluted	$1.02	$0.53	$0.49

EPS - Basic: Equity Issuance Impact
Net Income excluding the impact of the Acquisition	$0.35	$0.53	$(0.18)
September 2010 equity issuance	0.24	-	0.24
EPS excluding the impact of the Acquisition and September 2010 equity issuance	$0.59	$0.53	$0.06

(1) For the quarter ended March 31, 2011, non-utility impact of the Acquisition includes interest expense related to the October 2010 issuance of $450 million of debt used to partially fund the Acquisition.

Electric Distribution and Transmission

Many of the changes in UI’s unbundled revenue and expense components impact line items in its Consolidated Statement of Income, but do not affect net income, because the costs associated with those components are passed through to customers.  As a result, UIL Holdings believes it is important to understand the factors that do have an impact on net income in the discussion of UI’s distribution business below.

Overall, UI’s operating revenue decreased by $22.1 million, from $220.3 million in the first quarter of 2010 to $198.2 million in the first quarter of 2011.  Retail revenue decreased $17.3 million, which was primarily attributable to the impact of customers switching to alternate suppliers to supply the generation portion of their customer bill, which has no impact on net income.  During the first quarter of 2011, 63,979 customers switched to an alternate supplier which partially contributed to a 23.9% increase in kWh provided by alternate suppliers, compared to first quarter of 2010.  The decrease in retail revenue was partially offset by increases in distribution rates and sales volume.  Retail sales increased by 10 million kWh, from 1,370 million kWh in first quarter of 2010, to 1,380 million kWh in the first quarter of 2011.  Retail sales normalized for the weather impact decreased 13 million kWh, from 1,382 million kWh in the first quarter of 2010, to 1,369 million kWh in the first quarter of 2011.  Other revenues decreased $4.8 million, which was primarily attributable to the net activity of the GSC “working capital allowance” due to timing differences, partially offset by the distribution revenue decoupling adjustment.

Purchased power expense decreased by $26.0 million, from $75.3 million in the first quarter of 2010 to $49.3 million in the first quarter of 2011.  The decrease was primarily attributable to the impact of customers switching to alternate suppliers to supply the generation portion of their customer bill, as discussed above, partially offset by higher costs to procure power.  UI receives electricity to satisfy its standard service and supplier of last resort requirements through fixed-price purchased power agreements.  The variance does not impact net income as these costs are recovered through the GSC and Bypassable Federally Mandated Congestion Charges portion of UI’s unbundled retail customer rates.

UI’s O&M expenses increased by $4.9 million, from $51.4 million in the first quarter of 2010, to $56.3 million in the first quarter of 2011.  The increase was primarily attributable to increases in outside services, which were primarily attributable to increased maintenance related to certain projects.

UI’s transmission wholesale expenses increased by $1.5 million, from $15.5 million in the first quarter of 2010 to $17.0 million in the first quarter of 2011.  The increase was primarily attributable to higher regional transmission expenses of which UI pays a portion based upon its relative load.

UI’s depreciation and amortization decreased by $2.9 million, from $27.2 million for the first quarter of 2010 to $24.3 million in the first quarter of 2011.  The decrease was primarily attributable to decreased amortization of software and decreased amortization of the 2009 pension regulatory asset, which has been recovered in rates.

UI’s taxes, other than income taxes, increased $0.6 million, from $17.7 million in the first quarter of 2010 to $18.3 million in the first quarter of 2011.  The increase was primarily attributable to increases in property taxes due to increases in plant and equipment.

UI’s other income and deductions increased by $1.8 million, from $3.8 million in the first quarter of 2010 to $5.6 million in the first quarter of 2011.  The increase was primarily attributable to an increase in the allowance for funds used during construction (AFUDC).

UI’s interest expense increased by $0.9 million, from $9.6 million in first quarter 2010 to $10.5 million in first quarter 2011.  The increase was primarily attributable to increased long-term borrowings.

UI’s income from equity investments increased by $2.1 million, from an immaterial amount in the first quarter of 2010 to $2.1 million in the first quarter of 2011.  The increase was primarily attributable to income of $2.1 million from the investment in GenConn related to GenConn’s Devon facility which was not in service in the first quarter of 2010.

The following discussion details variances which have the most significant impact on net income in the periods presented.  Distribution includes all electric utility revenue and expenses except for transmission.

Distribution

The distribution business had total net income of $10.7 million, an increase of $0.8 million, compared to the first quarter of 2010.  The increase in net income was primarily attributable to increased income from the investment in GenConn.

Transmission

The transmission business had total net income of $7.7 million, an increase of $1.0 million, compared to the first quarter of 2010.  The increase was primarily attributable to an increase in the AFUDC, as well as higher rate base, partially offset by lower equity capitalization, and a lower allowed return compared to the first quarter of 2010.

Non-Utility

UIL Holdings retains certain costs, primarily interest expense on holding company debt, at the holding company, or “corporate” level which are not allocated to its various subsidiaries.  UIL Corporate incurred net after-tax costs of $3.8 million, or $0.07 per share, in the first quarter of 2011 compared to net after-tax costs of $0.5 million, or $0.02 per share, in the first quarter of 2010.  The increase was primarily attributable to interest expense related to the October 2010 issuance of $450 million of public debt used to partially fund the Acquisition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no additional risks identified and no material changes with regard to items previously disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

UIL Holdings carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of UIL Holdings’ disclosure controls and procedures as of March 31, 2011.  As of March 31, 2011, UIL Holdings’ Chief Executive Officer and its Chief Financial Officer concluded that its disclosure controls and procedures were effective and provided reasonable assurance that the disclosure controls and procedures accomplished their objectives.

Changes in Internal Control Over Financial Reporting

There have been no changes in UIL Holdings’ internal control over financial reporting during the three month period ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, UIL Holdings’ internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A. – Risk Factors.

Shareowners and prospective investors should carefully consider the risk factors that were previously disclosed in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  There have been no material changes to such risk factors, nor have any additional risk factors been identified.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

UIL Holdings repurchased 19,998 shares of common stock in open market transactions to satisfy matching contributions for participants’ contributions into UI’s 401(k)/Employee Stock Ownership Plan in the form of UIL Holdings stock as follows:

Period	Total Number of Shares Purchased*	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
January	7,438	29.70	None	None
February	6,191	30.72	None	None
March	6,369	29.81	None	None
Total	19,998	30.08	None	None
* All shares were purchased in open market transactions.  The effects of these transactions did not change the number of outstanding shares of UIL Holdings’ common stock.

Item 6.  Exhibits.

(a)           Exhibits:

Exhibit No.	Description
2.1
Purchase Agreement, dated as of May 25, 2010 by and between Iberdrola USA, Inc. and UIL Holdings Corporation (pursuant to Item 601(b)(2) of Regulation S-K, schedules to the Purchase Agreement have been omitted; schedules will be provided supplemental to the SEC upon request), (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on May 25, 2010).

2.2
Agreement, dated as of July 14, 2010 by and between The United Illuminating Company and The Connecticut Light & Power Company (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on July 15, 2010).

3.1
Certificate of Incorporation of UIL Holdings Corporation, as amended through May 11, 2007 (incorporated herein by reference to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended June 30, 2007).

3.2
Bylaws of UIL Holdings Corporation as amended through April 27, 2009 (incorporated herein by reference to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended June 30, 2009).

4.1
Indenture, dated as of August 1, 1991, from The United Illuminating Company to The Bank of New York, Trustee (incorporated herein by reference to UI Registration Statement No. 33-40169 effective August 12, 1991).

4.2
Note Purchase Agreement, dated July 29, 2008, for 6.46% Series A Senior Notes, 6.51% Series B Senior Notes, and 6.61% Series C Senior Notes (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on August 1, 2008).

4.3
Note Purchase Agreement, dated December 10, 2009, for 5.61% Senior Notes (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2009).

4.4	Note Purchase Agreement, dated May 13, 2010, for 6.09% Senior Notes (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on May 14, 2010).
4.5
Senior Indenture, dated as of October 7, 2010, between UIL Holdings Corporation and The Bank of New York Mellon, as trustee (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on October 7, 2010).

4.6
First Supplemental Indenture, dated as of October 7, 2010, between UIL Holdings Corporation and The Bank of New York Mellon, as trustee (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on October 7, 2010).

Exhibit No.	Description
4.7	Form of Note (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on October 7, 2010).
4.8
Sponsor Guaranty and Payment Agreement, dated as of September 28, 2010, between UIL Holdings and The Royal Bank of Scotland PLC (incorporated herein by reference to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended September 30, 2010).

4.9
$400,000,000 Credit Agreement, dated as of November 17, 2010, among UIL Holdings Corporation, The United Illuminating Company and the other Borrowers from time to time parties thereto, as Borrowers, the banks named therein, as Banks, JPMorgan Chase Bank, N. A. and Union Bank, N.A. as LC Banks, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on November 18, 2010).

10.1
Amended and Restated Transmission Line Agreement, dated May 15, 2003, between the State of Connecticut Department of Transportation and The United Illuminating Company (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2003).

10.2
Agreement and Supplemental Agreement, effective June 9, 2002, between The United Illuminating Company and Local 470-1, Utility Workers Union of America, AFL-CIO (incorporated herein by reference to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended September 30, 2002).

10.3*
Employment Agreement, dated as of July 8, 2005, between The United Illuminating Company and Richard J. Nicholas (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on July 11, 2005).

10.3a*
First Amendment, dated August 4, 2008, to Employment Agreement, dated as of July 8, 2005, between The United Illuminating Company and Richard J. Nicholas (incorporated herein by reference to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended June 30, 2008).

10.4*
Performance Share Agreement for TSR Performance Shares, dated July 8, 2005, between UIL Holdings Corporation and Richard J. Nicholas (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on  July 11, 2005).

10.5*
Stock Option Agreement, dated September 26, 2005, between UIL Holdings Corporation and Richard J. Nicholas (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on September 28, 2005).

10.6*
Employment Agreement, dated as of January 10, 2006, between UIL Holdings Corporation and James P. Torgerson (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on January 11, 2006).

10.6a*
First Amendment, dated August 4, 2008, to Employment Agreement, dated as of January 10, 2006, between UIL Holdings Corporation and James P. Torgerson (incorporated herein by reference to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended June 30, 2008).

Exhibit No.	Description
10.7*
UIL Holdings Corporation 1999 Amended and Restated Stock Plan, as Amended and Restated effective March 24, 2003 (incorporated herein by reference to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended March 31, 2003).

10.8a*
First Amendment to the UIL Holdings Corporation 1999 Amended and Restated Stock Plan, dated July 27, 2005 (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on July 29, 2005).

10.8b*
Second Amendment to the UIL Holdings Corporation 1999 Amended and Restated Stock Plan, dated March 27, 2007 (incorporated herein by reference to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended March 31, 2007).

10.8c*
Third Amendment to the UIL Holdings Corporation 1999 Amended and Restated Stock Plan, dated December 23, 2007 (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2007).

10.9*
Amended and Restated UIL Holdings Corporation Change In Control Severance Plan dated August 4, 2008 (incorporated herein by reference to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended June 30, 2008).

10.10*
Non-Employee Directors’ Common Stock and Deferred Compensation Plan of UIL Holdings Corporation, as amended through December 31, 2000 (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2000).

10.11*
UIL Holdings Corporation Non-Employee Directors Change in Control Severance Plan (incorporated herein by reference to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended September 30, 2000).

10.12*
UIL Holdings Corporation Deferred Compensation Plan, as originally adopted effective January 27, 2003, reflecting amendments through March 24, 2003 (incorporated herein by reference to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended March 31, 2003).

10.13a*	Second Amendment to the UIL Holdings Corporation Deferred Compensation Plan (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on December 1, 2005).
10.13b*
Third Amendment to the UIL Holdings Corporation Deferred Compensation Plan, dated March 27, 2007 (incorporated herein by reference to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended March 31, 2007).

10.14*
UIL Holdings Corporation Senior Executive Incentive Compensation Program (incorporated herein by reference to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended March 31, 2004).

Exhibit No.	Description
10.15*
UIL Holdings Corporation Executive Incentive Compensation Program (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2004).

10.15a*
First Amendment to UIL Holdings Corporation Executive Incentive Compensation Program (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2004).

10.16*
Form of Annual Performance Share Agreement under the UIL Holdings Corporation 1999 Amended and Restated Stock Plan (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2004).

10.17*
Employment Agreement, dated February 28, 2007, between UIL Holdings Corporation and Linda L. Randell (incorporated herein by reference to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended March 31, 2007).

10.17a*
First Amendment, dated August 4, 2008, to Employment Agreement, dated as of February 28, 2007, between UIL Holdings Corporation and Linda L. Randell (incorporated herein by reference to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended June 30, 2008).

10.18*
Employment Agreement, dated January 26, 2004, between The United Illuminating Company and Anthony J. Vallillo (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2007).

10.18a*
First Amendment, dated November 18, 2004, to Employment Agreement, dated as of January 26, 2004, between The United Illuminating Company and Anthony J. Vallillo (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2007).

10.18b*
Second Amendment, dated November 28, 2005, to Employment Agreement, dated as of January 26, 2004, between The United Illuminating Company and Anthony J. Vallillo (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2007).

10.18c*
Third Amendment, dated August 4, 2008, to Employment Agreement, dated as of January 26, 2004, between The United Illuminating Company and Anthony J. Vallillo (incorporated herein by reference to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended June 30, 2008).

10.18d*	Fourth Amendment, dated March 4, 2011, to Employment Agreement, dated as of January 26, 2004, between The United Illuminating Company and Anthony J. Vallillo.
10.19*
Employment Agreement, dated March 26, 2004, between The United Illuminating Company and Richard J. Reed (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2007).

Exhibit No.	Description
10.19a*
First Amendment, dated, November 18, 2004 to Employment Agreement, dated as of March 26, 2004, between The United Illuminating Company and Richard J. Reed (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2007).

10.19b*
Second Amendment, dated August 4, 2008, to Employment Agreement, dated as of March 26, 2004, between The United Illuminating Company and Richard J. Reed (incorporated herein by reference to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended June 30, 2008).

10.20*
Employment Agreement, dated July 1, 2005, between The United Illuminating Company and Steven P. Favuzza (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2007).

10.21*
UIL Holdings Corporation 2008 Stock and Incentive Compensation Plan, dated May 14, 2008 (incorporated herein by reference to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended June 30, 2008).

10.22*
The United Illuminating Company Deferred Compensation Plan Grandfathered Benefits Provisions, dated August 4, 2008 (incorporated herein by reference to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended June 30, 2008).

10.23*
The United Illuminating Company Deferred Compensation Plan Non-Grandfathered Benefits Provisions, dated August 4, 2008 (incorporated herein by reference to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended June 30, 2008).

10.24*
The United Illuminating Company Supplemental Executive Retirement Plan Grandfathered Benefits Provisions, dated August 4, 2008 (incorporated herein by reference to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended June 30, 2008).

10.25*
The United Illuminating Company Supplemental Executive Retirement Plan Non-Grandfathered Benefits Provisions, dated August 4, 2008 (incorporated herein by reference to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended June 30, 2008).

10.26
Agreement effective March 24, 2010, between the Southern Connecticut Gas Company and Local 12000, the United Steelworkers of America (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2010).

10.27
Agreement effective December 1, 2009, between the Connecticut Natural Gas Corporation and Local 12924, the Connecticut Independent Utility Workers (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2010).

10.28
Agreement effective March 5, 2010, between The Berkshire Gas Company and Local 12325, the United Steelworkers, AFL-CIO-CLC (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2010).

Exhibit No.	Descript
14
UIL Holdings Corporation Code of Ethics for the Chief Executive Officer, Presidents, and Senior Financial Officers (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2003).

21.1	List of Subsidiaries of UIL Holdings Corporation (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2010).
31.1	Certification of Periodic Financial Report.
31.2	Certification of Periodic Financial Report.
32	Certification of Periodic Financial Report.
101.INS 101.SCH 101.CAL 101.LAB 101.PRE
The following financial information from UIL Holdings Quarterly Report on Form 10-Q for the period ended March 31, 2011, filed with the SEC on May 3, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three month periods ended March 31, 2011 and 2010, (ii) the Consolidated Balance Sheet as of March 31, 2011 and December 31, 2010, (iii) the Consolidated Statement of Cash Flows for the three month periods ended March 31, 2011 and 2010 and (iv) Notes to Consolidated Financial Statements (tagged as blocks of text).

_____________________
*      Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UIL HOLDINGS CORPORATION

Date 5/3/2011	/s/ Richard J. Nicholas
Richard J. Nicholas
Executive Vice President
and Chief Financial Officer