Form 10-Q
period 2011-06-30
UIL HOLDINGS CORP
filed 2011-08-04
CIK 1082510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

The number of shares outstanding of the issuer’s only class of common stock, as of August 1, 2011 was 50,542,709.

INDEX

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(In Thousands except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2011	2010	2011	2010

Operating Revenues (Note F)
Electric distribution and transmission	$183,436	$207,113	$381,662	$427,389
Gas distribution	130,609	-	493,433	-
Non-utility	4	3	7	7
Total Operating Revenues	314,049	207,116	875,102	427,396
Operating Expenses
Operation
Purchased power	37,311	53,567	86,574	128,915
Natural gas purchased	63,537	-	292,880	-
Operation and maintenance	95,002	62,367	189,000	113,988
Transmission wholesale	17,607	15,339	34,629	30,815
Depreciation and amortization (Note F)	34,468	27,038	70,573	54,289
Taxes - other than income taxes (Note F)	25,900	16,592	61,407	34,296
Acquisition-related costs	-	6,700	-	6,700
Total Operating Expenses	273,825	181,603	735,063	369,003
Operating Income	40,224	25,513	140,039	58,393

Other Income and (Deductions), net (Note F), (Note H)	5,604	4,904	10,269	8,960

Interest Charges, net
Interest on long-term debt	22,670	9,928	44,007	19,805
Other interest, net (Note F)	422	138	1,729	419
	23,092	10,066	45,736	20,224
Amortization of debt expense and redemption premiums	505	401	1,335	794
Total Interest Charges, net	23,597	10,467	47,071	21,018

Income Before Income Taxes, Equity Earnings	22,231	19,950	103,237	46,335

Income Taxes (Note E)	10,708	7,564	41,718	18,042

Income Before Equity Earnings	11,523	12,386	61,519	28,293
Income (Loss) from Equity Investments	2,647	(897)	4,709	(889)

Net Income	14,170	11,489	66,228	27,404
Less:
Preferred Stock Dividends of
Subsidiary, Noncontrolling Interests	14	-	28	-

Net Income attributable to UIL Holdings	$14,156	$11,489	$66,200	$27,404

Average Number of Common Shares Outstanding - Basic	50,628	30,093	50,574	30,037
Average Number of Common Shares Outstanding - Diluted	50,872	30,313	50,824	30,317

Earnings Per Share of Common Stock - Basic	$0.28	$0.38	$1.31	$0.91

Earnings Per Share of Common Stock - Diluted	$0.28	$0.38	$1.30	$0.90

Cash Dividends Declared per share of Common Stock	$0.432	$0.432	$0.864	$0.864

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2011 and 2010
(Thousands of Dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net Income	$14,170	$11,489	$66,228	$27,404
Other Comprehensive Income (Loss)	(26)	-	146	-
Less:
Preferred Stock Dividends of
Subsidiary, Noncontrolling Interests	14	-	28	-
Comprehensive Income	$14,130	$11,489	$66,346	$27,404

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET

ASSETS
(In Thousands)
(Unaudited)
	June 30,	December 31,
	2011	2010
Current Assets
Unrestricted cash and temporary cash investments	$23,655	$90,281
Restricted cash	5,063	2,399
Electric distribution and transmission accounts receivable less allowance of $3,400 and $3,600, respectively	96,763	93,702
Gas distribution accounts receivable less allowance of $9,960 and $6,971, respectively	99,925	112,290
Unbilled revenues	54,699	81,659
Current regulatory assets	81,257	115,848
Natural gas in storage, at average cost	80,155	108,080
Deferred income taxes	28,597	24,039
Refundable taxes, net	13,709	10,165
Current portion of derivative assets (Note A), (Note K)	10,615	6,057
Other accounts receivable	10,618	28,181
Other current assets	18,040	24,720
Total Current Assets	523,096	697,421

Other investments
Equity investment in Related Party (Note H)	69,486	62,786
Other	23,373	22,931
Total Other investments	92,859	85,717

Net Property, Plant and Equipment	2,438,161	2,327,450

Regulatory Assets (future amounts due from customers through the ratemaking process)	963,236	925,889

Deferred Charges and Other Assets
Unamortized debt issuance expenses	17,311	19,238
Related party note receivable (Note H)	63,033	61,983
Other long-term receivable	1,280	1,281
Derivative assets (Note A), (Note K)	73,679	28,131
Goodwill (Note N)	302,184	298,890
Other	12,194	9,433
Total Deferred Charges and Other Assets	469,681	418,956

Total Assets	$4,487,033	$4,455,433

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET

LIABILITIES AND CAPITALIZATION
(In Thousands)
(Unaudited)
	June 30,	December 31,
	2011	2010
Current Liabilities
Line of credit borrowings	$-	$7,000
Current portion of long-term debt	102,056	154,114
Accounts payable	170,316	199,816
Dividends payable	21,846	21,801
Accrued liabilities	59,264	80,488
Current regulatory liabilities	78,315	53,601
Interest accrued	21,255	22,868
Current portion of derivative liabilities (Note A), (Note K)	28,905	13,246
Total Current Liabilities	481,957	552,934

Noncurrent Liabilities
Pension accrued	211,158	265,564
Connecticut Yankee contract obligation	15,759	17,175
Other post-retirement benefits accrued	92,172	89,813
Derivative liabilities (Note A), (Note K)	240,601	129,560
Other	73,433	75,119
Total Noncurrent Liabilities	633,123	577,231

Deferred Income Taxes (future tax liabilities owed to taxing authorities)	393,624	354,164

Regulatory Liabilities (future amounts owed to customers through the ratemaking process)	366,916	382,366

Commitments and Contingencies (Note J)

Capitalization (Note B)
Long-term debt, net of unamortized discount and premium	1,508,223	1,511,768

Preferred Stock of Subsidiary
Redeemable preferred stock, noncontrolling interests	828	828

Common Stock Equity
Common stock	930,271	927,494
Paid-in capital	17,773	17,026
Retained earnings	154,006	131,456
Accumulated other comprehensive income	312	166
Net Common Stock Equity	1,102,362	1,076,142

Total Capitalization	2,611,413	2,588,738

Total Liabilities and Capitalization	$4,487,033	$4,455,433

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash Flows From Operating Activities
Net income attributable to UIL Holdings	$66,200	$27,404
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,844	55,073
Deferred income taxes	17,948	(13,177)
Stock-based compensation expense (Note A)	3,342	2,148
Pension expense	20,231	13,152
Allowance for funds used during construction (AFUDC) - equity	(5,317)	(2,716)
Undistributed (earnings) losses in equity investments	(4,846)	745
Deferred purchased gas	39,834	-
Excess generation service charge	2,191	(19,950)
Deferred transmission expense	11,458	12,420
Other non-cash items, net	934	40
Changes in:
Utility accounts receivable, net	11,912	(6,729)
Unbilled revenues and other accounts receivable	26,986	1,723
Natural gas in storage	27,925	-
Prepayments	6,506	(1,195)
Accounts payable	(25,813)	6,724
Interest accrued	(1,440)	380
Taxes accrued	(3,544)	19,245
Accrued liabilities	(21,445)	(7,033)
Accrued pension	(62,321)	(1,912)
Other assets	(344)	(730)
Other liabilities	(2,773)	968
Total Adjustments	113,268	59,176
Net Cash provided by Operating Activities	179,468	86,580

Cash Flows from Investing Activities
Related party note receivable (Note H)	(1,050)	(8,150)
Plant expenditures including AFUDC debt	(161,030)	(85,529)
Acquisition of gas companies, net of cash acquired (Note N)	11,211	-
Changes in restricted cash	(2,664)	1,993
Deposits in New England East West Solution (NEEWS) (Note C)	(1,099)	-
Other	(845)	144
Net Cash (used in) Investing Activities	(155,477)	(91,542)

Cash Flows from Financing Activities
Issuances of long-term debt	1,050	8,150
Payments on long-term debt	(52,286)	(4,286)
Line of credit borrowings (repayments)	(7,000)	30,000
Payment of common stock dividend	(43,605)	(25,866)
Bank overdrafts	11,286	-
Other	(62)	(468)
Net Cash provided by Financing Activities	(90,617)	7,530

Unrestricted Cash and Temporary Cash Investments:
Net change for the period	(66,626)	2,568
Balance at beginning of period	90,281	15,269
Balance at end of period	$23,655	$17,837

Non-cash investing activity:
Plant expenditures included in ending accounts payable	$35,636	$20,773

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

The accompanying notes should be read in conjunction with Notes to Consolidated Financial Statements included in UIL Holdings Corporations’ (UIL Holdings) Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

In July 2011, as a result of Public Act 11-80 (PA 11-80), the Department of Energy and Environmental Protection (DEEP) was created by merging the Department of Environmental Protection and the Department of Public Utility Control (DPUC).  As part of the reorganization, the DPUC became the Public Utilities Regulatory Authority (PURA) and, as PURA, it will continue to be responsible for the rate review and compliance of regulated utilities, including electric and gas.  The term PURA will be used in this filing to refer to PURA’s future actions as well as the actions of its predecessor organization, the DPUC.

(A)	BUSINESS ORGANIZATION AND STATEMENT OF ACCOUNTING POLICIES

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

UI is also a 50-50 joint venturer, together with an affiliate of NRG Energy, Inc. (NRG), in GenConn Energy LLC (GenConn), a project selected to build and operate new peaking generation plants in Devon (GenConn Devon) and Middletown (GenConn Middletown), to help address Connecticut’s need for power generation during the heaviest load periods.

Basis of Presentation

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).  Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted in accordance with Securities and Exchange Commission (SEC) rules and regulations.  UIL Holdings believes that the disclosures made are adequate to make the information presented not misleading.  The information presented in the Consolidated Financial Statements reflects all adjustments which, in the opinion of UIL Holdings, are necessary for a fair statement of the financial position and results of operations for the interim periods described herein.  All such adjustments are of a normal and recurring nature.  The results for the six month period ended June 30, 2011 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2011.  The comparative results for the six month period ended June 30, 2010 do not include the operations of the Gas Companies.

Certain immaterial amounts that were reported in the Consolidated Financial Statements in previous periods have been reclassified to conform to the current presentation.

Asset Retirement Obligations (ARO)

As of June 30, 2011, UIL Holdings’ ARO, including estimated conditional AROs, were $18.3 million and consisted primarily of obligations related to removal or retirement of asbestos, polychlorinated biphenyl (PCB) contaminated equipment, gas pipeline and cast iron gas mains.  The long-lived assets associated with the AROs are primarily gas storage property, distribution property and other property.  As of December 31, 2010, UIL Holdings’ ARO was $17.8 million.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Derivatives

UIL Holdings’ regulated subsidiaries are party to contracts and involved in transactions that have been determined to be derivatives and are discussed below.

The fair value of the gross derivative assets and liabilities as of June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011
	(In Thousands)

		Deferred Charges	Current	Noncurrent
	Current Assets	and Other Assets	Liabilities	Liabilities

Derivative assets/(liabilities), gross	$10,615	$73,679	$(28,905)	$(240,601)

	December 31, 2010
	(In Thousands)

		Deferred Charges	Current	Noncurrent
	Current Assets	and Other Assets	Liabilities	Liabilities

Derivative assets/(liabilities), gross	$6,057	$28,131	$(13,246)	$(129,560)

Contracts for Differences (CfDs)

As directed by PURA, UI and CL&P each executed two CfDs.  The cost of the contracts will be paid by customers and will be subject to a cost-sharing agreement whereby approximately 20% of the cost is borne by UI customers and approximately 80% by CL&P customers.  As of June 30, 2011, UI has recorded the following amounts in the accompanying Consolidated Balance Sheet related to its CfDs:  a gross derivative asset of $84.3 million, a regulatory asset of $185.2 million and a gross derivative liability of $269.5 million ($164.2 million of which related to its portion of CL&P’s derivative liabilities).  See Note (K) “Fair Value Measurements” for additional CfD information.

On February 7, 2010, an explosion occurred at the construction site of a 620-megawatt plant being built by Kleen Energy Systems, LLC (Kleen), one of four capacity resources selected in 2008 by PURA to create new or incremental capacity resources.  CL&P has executed the CfD with the Kleen project which is subject to the cost-sharing agreement between UI and CL&P.  In July 2011, Kleen reported that the rebuilding of its facility is complete and that commercial operation of the facility commenced on July 19, 2011, at which time payments under the CfD began.

The unrealized gains and losses from mark-to-market adjustments to derivatives recorded in regulatory assets or regulatory liabilities for the three and six month periods ended June 30, 2011 and 2010 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In Thousands)		(In Thousands)

Regulatory Assets - Derivative liabilities	$29,722	$4,905	$70,536	$(57,552)

Regulatory Liabilities - Derivative assets	$68	$(192)	$5,748	$(93)

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Earnings per Share

The following table presents a reconciliation of the basic and diluted earnings per share calculations for the three and six month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net income	$14,156	$11,489	$66,200	$27,404
Less: Net income allocated to unvested units	29	41	143	103
Net income attributable to common shareholders	$14,127	$11,448	$66,057	$27,301

Denominator:
Basic average number of shares outstanding	50,628	30,093	50,574	30,037
Effect of dilutive securities	244	220	250	280
Diluted average number of shares outstanding	50,872	30,313	50,824	30,317

Earnings per share:
Basic	$0.28	$0.38	$1.31	$0.91
Diluted	$0.28	$0.38	$1.30	$0.90

As of June 30, 2011, options to purchase an average amount of 89,336 and 97,669 shares of common stock were outstanding but not included in the three or six-month respective computations of diluted earnings per share, because the options’ exercise prices were greater than the average market price of the common shares during the three and six month periods ended June 30, 2011.  As of June 30, 2010, options to purchase an average amount of 136,945 shares of common stock were outstanding but not included in the three or six-month computations of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares during the three and six month periods ended June 30, 2010.

Equity Investments

In February 2008, UI and an NRG affiliate formed GenConn, a 50-50 joint venture, for the purpose of constructing peaking generation plants in Connecticut.  UI’s investment in GenConn is being accounted for as an equity investment, the carrying value of which was $69.5 million and $62.8 million as of June 30, 2011 and December 31, 2010, respectively.

The loans UI had made to GenConn for the construction of GenConn Middletown of approximately $63 million were converted into equity in July 2011.

Income Taxes

Effective January 1, 2011, UIL Holdings changed its method of accounting for income taxes for interim reporting periods from the discrete-period approach to the estimated annual effective tax rate approach as defined in ASC 740 “Income Taxes.”  The change conforms the methodology for determining income tax expense for interim periods for UIL Holdings and all of its subsidiaries.  The change in accounting is being reflected in the interim financial statements through retrospective application and does not impact annual reporting.  The impact of this change for the three and six month periods ended June 30, 2010 was a reduction of income tax expense in the amount of $1.4 million and $1.2 million respectively.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Regulatory Accounting

UIL Holdings’ regulatory assets and liabilities as of June 30, 2011 and December 31, 2010 included the following:

	Remaining	June 30,	December 31,
	Period	2011	2010
		(In Thousands)
Regulatory Assets:
Nuclear plant investments – above market	(a)	$283,165	$293,388
Income taxes due principally to book-tax differences	(b)	7,562	11,910
Connecticut Yankee	5 years	15,759	17,175
Unamortized redemption costs	11 to 23 years	13,307	13,708
Pension and other post-retirement benefit plans	(c)	335,740	351,610
Environmental remediation costs	4 to 5 years	2,441	17,285
Customer rate surcharge	(g)	17,118	12,816
Low income program	(h)	35,331	40,674
Debt premium	1 to 27 years	52,361	56,865
Deferred purchased gas	(i)	-	26,650
Deferred income taxes	(j)	12,349	5,859
Unfunded future income taxes	(j)	35,675	25,684
Contracts for differences	(d)	185,244	114,662
Excess generation service charge	(e)	6,520	8,711
Other	(b)	41,921	44,740
Total regulatory assets		1,044,493	1,041,737
Less current portion of regulatory assets		81,257	115,848
Regulatory Assets, Net		$963,236	$925,889

Regulatory Liabilities:
Accumulated deferred investment tax credits	33 years	$4,831	$4,905
Deferred gain on sale of property	(a)	37,798	37,798
Middletown/Norwalk local transmission network service collections	39 years	22,835	23,121
Pension and other post-retirement benefit plans	4 to 7 years	24,379	33,685
Deferred income taxes	(j)	16,228	29,793
Asset retirement obligation	(k)	7,979	8,451
Deferred purchased gas	< 1 year	24,721	15,275
Asset removal costs	(b)	223,611	219,121
Deferred transmission expense	(f)	38,494	27,036
Other	(b)	44,355	36,782
Total regulatory liabilities		445,231	435,967
Less current portion of regulatory liabilities		78,315	53,601
Regulatory Liabilities, Net		$366,916	$382,366

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
(g) Deferral of revenue received for excess refund of overearnings to be recovered over 2 -3 years.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(h) Various hardship and payment plan programs approved for recovery.
(i) Deferred purchase gas costs balances at the end of the rate year are normally recorded/returned in the next year.
(j) The balance will be extinguished when the asset or liability has been realized or settled, respectively.
(k) The liability will be extinguished simultaneous with the retirement of the assets and settlement of the corresponding asset retirement obligation.

Stock-Based Compensation

Pursuant to the UIL Holdings 2008 Stock and Incentive Compensation Plan (2008 Stock Plan), target amounts of 111,230, 5,314 and 3,627 performance shares were granted to certain members of management in February, April and May of 2011, respectively; the averages of the high and low market prices on the grant dates were $30.69, $31.76 and $31.85 per share, respectively.

In February 2011, UIL Holdings granted a total of 2,566 shares of restricted stock to its President and Chief Executive Officer under the 2008 Stock Plan and in accordance with his employment agreement; the average of the high and low market price on the date of grant was $30.69 per share.  Such shares vest 20% annually for a five year period.

In April 2011, UIL Holdings granted a total of 9,011 shares of restricted stock to non-employee directors under the 2008 Stock Plan as compensation for service from January 2011 to May 2011; the average of the high and low market price on the date of grant was $30.77 per share.  Such shares vested in May 2011.

In May 2011, UIL Holdings granted a total of 23,394 shares of restricted stock to non-employee directors under the 2008 Stock Plan; the average of the high and low market price on the date of grant was $33.51 per share.  Such shares vest in May 2012.

Total stock-based compensation expense for the six month periods ended June 30, 2011 and 2010 was $3.3 million and $2.1 million, respectively. Total stock-based compensation expense for the three month periods ended June 30, 2011 and 2010 was $1.4 million and $0.9 million, respectively.

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

New Accounting Pronouncements

In May 2011, the FASB issued amendments to ASC 820 “Fair Value Measurements and Disclosures.”  Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and others change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  This guidance is effective during interim and annual periods beginning after December 15, 2011 and is to be applied on a prospective basis.  The implementation of this guidance is not expected to have a material impact on UIL Holdings’ consolidated financial statements.

In June 2011, the FASB issued updated guidance to ASC 220 “Comprehensive Income” which allows entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This guidance, which is to be applied retrospectively, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The implementation of this guidance is not expected to have an impact on UIL Holdings’ consolidated financial statements.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(B)  CAPITALIZATION

Common Stock

UIL Holdings had 50,542,709 shares of its common stock, no par value, outstanding at June 30, 2011.

Long-Term Debt

In February 2011, UIL Holdings repaid, upon maturity, the outstanding balances of its 7.23% Series A Senior Notes totaling $4.3 million and its 7.38% Series B Senior Notes totaling $45 million.

In May 2011, Berkshire repaid, upon maturity, the outstanding balance of its 4.76% unsecured notes totaling $3.0 million.

As of June 30, 2011, borrowings under the EBL used by UI to fund its commitments as a 50-50 joint venturer in GenConn were approximately $63 million.  This amount was repaid in July 2011 upon maturity.

(C)  REGULATORY PROCEEDINGS

Electric Distribution and Transmission

Rates

In rulings throughout 2009, PURA issued its final decision regarding UI’s application requesting an increase in distribution rates (the 2009 Decisions), the results of which provided for an allowed distribution return on equity of 8.75%, a decrease from the previously approved 9.75%, and a capital structure of 50% equity and 50% debt, compared to the previously approved 48% equity and 52% debt capital structure.  The 2009 Decisions continued the prior earnings sharing mechanism structure, applying to the new 8.75% allowed return, whereby 50% of any earnings over the allowed twelve month level is returned to customers and 50% is retained by UI.  Additionally, the 2009 Decisions provided for a two year pilot program for full decoupling of distribution revenues from sales.

On April 1, 2010, UI filed its ratemaking proposal and underlying decoupling analysis for the 2009 rate year ended February 3, 2010.  On September 1, 2010, PURA issued its final decision in this matter approving a decoupling charge totaling approximately $1.6 million to be recovered from ratepayers over a twelve month period commencing in October 2010.  In addition to the decoupling charge, PURA also approved a pension and earnings sharing over-recovery credit totaling approximately $3.6 million to be refunded to ratepayers over the same twelve month period commencing in October 2010.  PURA also approved the continuance of the decoupling pilot program beyond the 2010 rate year and until such time that a final decision is reached regarding whether to continue, modify or terminate the decoupling mechanism.  UI filed its 2010 rater year decoupling results with PURA on April 4, 2011 and on August 1, 2011 PURA issued a draft decision approving a decoupling adjustment totaling approximately $1.3 million to be credited to ratepayers over a twelve month period and extending the decoupling pilot until UI's next general rate proceeding.  A final decision is scheduled for August 31, 2011.

In December 2010, UI received a letter ruling approving rates effective January 1, 2011 incorporating the above mentioned distribution rate changes along with previously approved changes to the Generation Services Charges (GSC), Non-Bypassable Federally Mandated Congestion Charges, transmission and systems benefits charges.  Additionally, last resort service GSC rates have been approved for the period through September 30, 2011.  On June 23, 2011, PURA approved revised retail transmission rates, effective July 1, 2011.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)
Power Supply Arrangements

UI has wholesale power supply agreements in place for the supply of all of its standard service customers for all of 2011, 80% for 2012 and 20% for 2013.  Supplier of last resort service is procured on a quarterly basis.  UI determined that its contracts for standard service and supplier of last resort service are derivatives under ASC 815 “Derivatives and Hedging” and also qualify for the “normal purchase, normal sale” exception under ASC 815.  As such, UI regularly assesses the accounting treatment for its power supply contracts.  These wholesale power supply agreements contain default provisions that include required performance assurance, including certain collateral obligations, that take effect if UI’s credit rating on senior debt falls below investment grade.  In May 2011, Moody’s Investor Services released its updated credit opinion for UI and maintained its Baa2 rating with a stable outlook.  In May 2011, Standard & Poor’s released its updated credit opinion for UI, maintaining its BBB rating with a stable outlook.  If UI’s credit rating were to decline one rating and UI were to be placed on negative credit watch, monthly amounts due and payable to the power suppliers would be accelerated to semi-monthly payments.  UI’s credit rating would have to decline two ratings to fall below investment grade at either rating service.  If this were to occur, UI would have to deliver collateral security in an amount equal to the receivables due to the sellers for the thirty day period immediately preceding the default notice.  If such a situation had been in effect as of June 30, 2011, UI would have had to post approximately $12.3 million in collateral.

New England East-West Solution

Pursuant to an agreement with CL&P (the Agreement), UI has the right to invest in, and own transmission assets associated with, the Connecticut portion of CL&P’s New England East West Solution (NEEWS) projects to improve regional energy reliability.  NEEWS consists of four inter-related transmission projects being developed by subsidiaries of Northeast Utilities (NU), the parent company of CL&P, in collaboration with National Grid USA.  Three of the projects have portions sited in Connecticut:  (1) the Greater Springfield Reliability Project, (2) the Interstate Reliability Project and (3) the Central Connecticut Reliability Project.  In May 2011, the FERC issued an order authorizing recovery of return on 100% of transmission construction work in progress costs for the NEEWS projects.  As such, NU is in the process of revising its NEEWS project cost estimates.  Previously NU had projected the cost of the Connecticut portion of these projects would be approximately $779 million.  UI will update its projected investment once the revised estimate is provided by NU.

Under the terms of the Agreement, UI has the option to make quarterly deposits to CL&P in exchange for ownership of specific transmission assets as they are placed in service.  UI has the right to invest up to the greater of $60 million or an amount equal to 8.4% of CL&P’s costs for the Connecticut portions of the NEEWS projects.  Based upon the previously projected costs that NU has provided to UI, this amount would be approximately $65 million.  As assets are placed in service, CL&P will transfer title to certain transmission assets to UI in proportion to its investments, but CL&P will continue to maintain these portions of the transmission system pursuant to an operating and maintenance agreement with UI.  Also, under the terms of the Agreement, there are certain circumstances under which CL&P can terminate the Agreement, but such termination would not affect assets previously transferred to UI.

Through June 30, 2011, UI has made deposits totaling $8.3 million in NEEWS and expects to make the remaining deposits over a period of three to five years, depending on the timing and amount of CL&P’s capital expenditures and the projects’ in service dates.

Equity Investment in Peaking Generation

UI is a 50-50 joint venturer with NRG in GCE Holding LLC, whose wholly owned subsidiary, GenConn, was chosen by PURA to build and operate two new peaking generation plants to help address Connecticut’s need for power generation during the heaviest load periods.  The two new peaking generation projects are located at NRG’s existing Connecticut plant locations in Devon and Middletown and are both operating in the ISO-New England markets.  PURA has approved 2011 revenue requirements for GenConn Devon of $36.8 million for the period of January 1, 2011 through December 31, 2011 and for GenConn Middletown of $22.6 million for the period of June 1, 2011 through December 31, 2011.  UI’s income (loss) from its equity investment in GenConn was $4.7 million and ($0.9) million for the six month periods ended June 30, 2011 and 2010, respectively.  For the three month periods ended June 30, 2011 and 2010, such income (loss) was $2.6 million and ($0.9) million, respectively.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

GenConn filed a rate case request with PURA on July 29, 2011, seeking approval of 2012 revenue requirements for the period commencing January 1, 2012 for both the GenConn Devon and GenConn Middletown facilities.  A final decision on this request is expected by the end of 2011.

Gas Distribution

Rates

SCG and CNG

In 2008, PURA, as required by Connecticut statute, initiated an investigation after SCG reported earning more than one percentage point over its authorized return on equity (ROE) for the previous twelve month period in each of six consecutive months.  In October 2008, PURA issued a decision ordering an interim rate decrease for SCG of approximately $15.1 million, or 3.4%, effective October 24, 2008, compared to the rates previously set in the SCG 2005 rate case, and ordered SCG to file a rate case.  In January 2009, SCG filed an application for a rate increase of $50.1 million, or approximately 15.2%.  PURA’s August 2009 decision in the SCG rate proceeding ordered a 3.2% rate decrease, or approximately $12.5 million, compared to the rates set in the 2005 rate case, and reduced SCG’s authorized ROE to 9.26%.  SCG appealed the PURA order to the Connecticut superior court. Pursuant to Connecticut statute, SCG is entitled to collect through a surcharge the differential between the interim rate decrease and the rates finally set after full review.  The 2009 PURA decision ordered rates that were higher on a dollar per one hundred cubic feet (Ccf) basis compared to the rates established in the interim rate decrease decision.  The difference between these higher per unit rates provided for SCG to collect a surcharge from customers.  The rates established in the 2009 decision, and certain other orders, have been stayed by stipulation pending the resolution of the appeal.  The stipulation stayed SCG’s collection of the surcharge and provides for the continuation of the interim rate decrease amount pending resolution of the appeal.  SCG has been accruing the revenues associated with the surcharge for purposes of calculating its earnings.  SCG has not appealed the 2009 case’s elimination of SCG’s weather normalization provision; however, this provision has remained in effect pending resolution of the appeal.  In April 2010, the Connecticut superior court ruled against SCG’s appeal.  SCG appealed the superior court’s dismissal, and that appeal is now pending at the Connecticut supreme court.  The stay remains in effect.

In December 2010, PURA denied a petition from the Office of Consumer Counsel (the OCC), finding that SCG had not earned more than one percentage point over its authorized ROE for the previous twelve month period in each of six consecutive months, but opened a docket to determine whether SCG is charging rates that may be more than just, reasonable and adequate and whether its rates need to be decreased on an interim basis.

In 2008, PURA, as required by Connecticut statute, initiated an investigation after CNG reported earning more than one percentage point over its authorized ROE for the previous twelve month period in each of six consecutive months.  In August 2008, PURA issued a decision ordering an interim rate decrease for CNG of approximately $15.5 million, or 3.28%, effective August 6, 2008, compared to the rates previously set in the CNG 2006 rate case, and ordered CNG to file a rate case.  In January 2009, CNG filed for a rate increase of $16.4 million or approximately 4.4%.  PURA’s July 2009 decision in the CNG rate proceeding ordered a 4.2% rate decrease, or approximately $16.2 million, compared to the rates set in the 2006 rate case, and reduced CNG’s authorized ROE to 9.31%.  CNG appealed PURA’s order to the Connecticut superior court. Pursuant to Connecticut statute, CNG is entitled to collect through a surcharge the differential between the interim rate decrease and the rates finally set after full review.  The 2009 PURA decision ordered rates that were higher on a dollar per Ccf basis compared to the rates established in the interim rate decrease decision.  The difference between these higher per unit rates provided for CNG to collect a surcharge from customers.  The rates established in the 2009 decision, and certain other orders, have been stayed by stipulation pending the resolution of the appeal.   The stipulation stayed CNG’s collection of the surcharge and provides for the continuation of the interim rate decrease amount pending resolution of the appeal. CNG has been accruing the revenues associated with the surcharge for purposes of calculating its earnings.  In April 2010, the Connecticut superior court ruled against CNG’s appeal.  CNG appealed from the superior court’s dismissal, and that appeal is now pending at the Connecticut supreme court.  The stay remains in effect.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

On March 24, 2011, SCG, CNG and the OCC filed a motion with PURA to reopen the SCG and CNG rate cases for the purposes of reviewing and approving a settlement agreement.  On April 13, 2011, PURA reopened the rate cases and on August 3, 2011 issued a final decision.  PURA's final decision approves the settlement agreement, except for minor modifications, including removing the provision that would have combined SCG and CNG for ratemaking purposes without further PURA approval.  The final decision resolves all pending issues related to the rate case appeals and terminates the SCG potential overearnings investigation.  Among other things, it results in the removal for monitoring purposes of the ten basis point penalty originally imposed at both companies for billing issues which have since been remediated resulting in authorized ROEs of 9.41% and 9.36% for CNG and SCG respectively.  Additionally, the companies will be allowed to recover carrying charges on the excess interim rate decrease over-credited to customers during the stay of the rate case decisions while on appeal.  Recoverable carrying charges through June 30, 2011 total approximately $2 million and will be recorded in the third quarter of 2011.

Berkshire

Berkshire’s rates are established by the Massachusetts Department of Public Utilities (DPU).  Berkshire is currently operating under a 10-year rate plan approved by the DPU and which expires on January 31, 2012, pursuant to which Berkshire’s rates can be adjusted annually.  The ROE approved in Berkshire’s rate plan is 10.5%.

Approval for the Issuance of Debt

On July 5, 2011, PURA approved SCG’s application requesting approval of the issuance of up to $50 million of secured medium-term notes (MTNs) which will be priced at a fixed coupon rate not to exceed 7.0% and can have maturities ranging from one to forty years.  The proceeds from the sales of the MTNs may be used by SCG for the following purposes:  (1) to refinance $30 million principal amount of maturing existing debt; (2) to finance capital expenditures; (3) for working capital purposes; and (4) for general corporate purposes.  SCG has initiated a process to issue $50 million of debt, according to the terms and conditions approved by PURA.  SCG expects to complete the process in September 2011.

Gas Supply Arrangements

In November 2010, the Tennessee Gas Pipeline Company (Tennessee), a pipeline on which the Gas Companies hold firm transportation contracts, filed a FERC rate case proposing significant rate increases across their entire system which runs from south Texas through New England.  In December 2010, the FERC issued an order setting the Tennessee rate proceeding for hearing and suspended the proposed rate increase until June 1, 2011.  On that date the rates were placed into effect by Tennessee subject to refund to final rates determined through the federal regulatory process.  These higher rates are nearly double the pre-existing rates for reserving pipeline capacity on Tennessee, but provide lower variable costs, resulting in a significant net cost increase.  The Gas Companies will continue to oppose Tennessee’s proposal and actively participate in the Tennessee FERC proceedings in conjunction with other gas companies and interveners in the Northeastern United States.

(D)  SHORT-TERM CREDIT ARRANGEMENTS

As of June 30, 2011, there were no outstanding amounts under the revolving credit agreement, dated as of November 17, 2010, entered into by and among UIL Holdings, UI, CNG, SCG and Berkshire, together with a group of banks named therein (the Credit Facility).  Under the Credit Facility, UIL Holdings has outstanding standby letters of credit in the amount of $3.9 million, which expire on January 31, 2012 and June 16, 2012, but can be extended under a provision that automatically extends the letter of credit for one year periods from the expiration date (or any future expiration date), unless the issuer bank elects not to extend.  In addition, UI has an outstanding standby letter of credit in the amount of $0.4 million, which expires on December 31, 2011.  Available credit under the Credit Facility at June 30, 2011 totaled $395.7 million for UIL Holdings and its subsidiaries in the aggregate.  UIL Holdings records borrowings under the Credit Facility as short-term debt, but the Credit Facility provides for longer term commitments from banks allowing UIL Holdings to borrow and reborrow funds, at its option, until its expiration on November 17, 2014, thus affording UIL Holdings flexibility in managing its working capital requirements.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

As of June 30, 2011, UIL Holdings had no short-term borrowings outstanding under its money market loan arrangement with JPMorgan Chase Bank.

(E) INCOME TAXES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In Thousands)
Income tax expense consists of:
Income tax provisions (benefit):
Current
Federal	$(3,639)	$12,777	$18,274	$25,540
State	(1,683)	3,170	5,593	5,752
Total current	(5,322)	15,947	23,867	31,292
Deferred
Federal	15,680	(5,937)	15,948	(9,123)
State	398	(2,410)	2,000	(4,054)
Total deferred	16,078	(8,347)	17,948	(13,177)

Investment tax credits	(48)	(36)	(97)	(73)

Total income tax expense	$10,708	$7,564	$41,718	$18,042

The combined statutory federal and state income tax rate for UIL Holdings for the three and six month periods ended June 30, 2011 and 2010 was 40.4%.

Differences in the treatment of certain transactions for book and tax purposes cause the rate of UIL Holdings’ reported income tax expense to differ from the statutory tax rate described above.  The effective book income tax rates for the three and six month periods ended June 30, 2011 were 43.1% and 38.7%, respectively, as compared to 39.7% for each of the three and six month periods ended June 30, 2010.  The decrease in the 2011 effective book income tax rate for the six month period ended June 30, 2011, was due primarily to the flow-through book/tax differences associated with the Gas Companies in the six month period ended June 30, 2011 which were not reflected in the six month period ended June 30, 2010.

The decrease in current income tax expense for the three and six months periods ended June 30, 2011, compared to the three and six month periods ended June 30, 2010, is primarily due to federal income tax benefits associated with additional tax deductions for capital recovery of plant placed in service during 2011 and pension plan contributions made during the 2011 periods.  These current income tax effects are deferred for book purposes resulting in an offsetting increase in deferred income tax expense.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)
(F) SUPPLEMENTARY INFORMATION

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In Thousands)
Operating Revenues
Electric Distribution and Transmission:
Retail	$160,526	$174,307	$330,059	$361,127
Wholesale	113	61	191	61
Other operating revenue	22,797	32,745	51,412	66,201
Total Electric Distribution and Transmission Revenue	183,436	207,113	381,662	427,389
Gas Distribution:
Retail	112,049	N/A	430,468	N/A
Wholesale	15,680	N/A	37,512	N/A
Other operating revenue	2,880	N/A	25,453	N/A
Total Gas Distribution Revenue	130,609	N/A	493,433	N/A
Non-utility revenues:
Other	4	3	7	7
Total Operating Revenues	$314,049	$207,116	$875,102	$427,396

Depreciation and Amortization
Property, plant and equipment depreciation	$23,793	$13,191	$47,438	$26,146
Amortization of nuclear plant regulatory assets	10,176	10,485	20,924	22,529
Amortization of intangibles	11	13	23	23
Amortization of other regulatory assets	488	3,349	2,188	5,591
Total Amortization	10,675	13,847	23,135	28,143
Total Depreciation and Amortization	$34,468	$27,038	$70,573	$54,289

Taxes - Other than Income Taxes
Operating:
Connecticut gross earnings	$15,531	$10,868	$39,797	$21,952
Local real estate and personal property	8,047	4,485	16,470	9,032
Payroll taxes	2,324	1,239	5,362	3,312
Other	(2)	-	(222)	-
Total Taxes - Other than Income Taxes	$25,900	$16,592	$61,407	$34,296

Other Income and (Deductions), net
Interest income	$1,072	$1,068	$1,794	$2,063
Allowance for funds used during construction - equity	2,672	1,697	5,317	2,716
Allowance for funds used during construction - debt	2,261	1,044	4,276	1,976
Conservation & Load Management incentive	271	361	542	645
Energy generation and load curtailment incentives	20	863	40	882
ISO load response, net	(251)	545	(92)	1,052
Miscellaneous other income and (deductions) - net	(441)	(674)	(1,608)	(374)
Total Other Income and (Deductions), net	$5,604	$4,904	$10,269	$8,960

Other Interest, net
Notes Payable	$30	$38	$129	$64
Other	392	100	1,600	355
Total Other Interest, net	$422	$138	$1,729	$419

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(G)  PENSION AND OTHER BENEFITS

UI Pension Plan

The United Illuminating Company Pension Plan (the UI Pension Plan) covers the majority of employees of UIL Holdings and UI.  UI also has a non-qualified supplemental pension plan for certain employees and a non-qualified retiree-only pension plan for certain early retirement benefits.  During the six months ended June 30, 2011, UIL Holdings contributed $44.0 million to the UI Pension Plan.  Additional contributions during the remainder of 2011 are expected to be approximately $8.2 million.

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

During the six months ended June 30, 2011, UIL Holdings contributed $15.3 million to the Gas Company Plans.  Additional contributions during the remainder of 2011 are expected to be approximately $6.0 million.

The following tables represent the components of net periodic benefit cost for pension and other postretirement benefits (OPEB) for the three and six month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$3,144	$1,781	$540	$340
Interest cost	10,121	5,272	1,659	983
Expected return on plan assets	(10,647)	(4,766)	(741)	(439)
Amortization of:
Prior service costs	160	161	(26)	(25)
Transition obligation (asset)	-	-	255	264
Actuarial (gain) loss	3,509	3,076	502	487
Net periodic benefit cost	$6,287	$5,524	$2,189	$1,610

	Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$6,287	$3,561	$1,081	$680
Interest cost	20,242	10,544	3,318	1,965
Expected return on plan assets	(21,294)	(9,533)	(1,482)	(877)
Amortization of:
Prior service costs	321	323	(51)	(51)
Transition obligation (asset)	-	-	510	529
Actuarial (gain) loss	7,016	6,154	1,004	975
Net periodic benefit cost	$12,572	$11,049	$4,380	$3,221

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

The following actuarial weighted-average assumptions were used in calculating net periodic benefit cost for the three and six month periods ended June 30, 2011 and 2010:

	Three and Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
Discount rate	5.10% - 5.35%	5.65% - 5.85%	5.15% - 5.30%	5.80%
Average wage increase	3.50% - 3.80%	3.80%	N/A	N/A
Return on plan assets	8.25% - 8.50%	8.50%	6.83% - 8.25%	8.50%
Composite health care trend rate (current year)	N/A	N/A	7.80% - 8.50%	9.50%
Composite health care trend rate (2019 forward)	N/A	N/A	4.50% - 5.00%	5.00%

N/A – not applicable

(H)  RELATED PARTY TRANSACTIONS

UI is a 50-50 joint venturer with NRG in GCE Holding LLC, whose wholly owned subsidiary, GenConn, was chosen by PURA to build and operate new peaking generation plants to help address Connecticut’s need for power generation during the heaviest load periods.  GenConn executed a promissory note (the Loan) with UI under which UI advanced up to an aggregate principal amount of $48.5 million to fund GenConn’s construction and other cash needs until permanent financing was arranged.  In connection with the EBL obtained by UI and the project financing obtained by GenConn on April 27, 2009, all outstanding balances on the Loan were replaced by a new promissory note, the balance of which was approximately $63 million as of June 30, 2011.  See Note (B) “Capitalization – Long-Term Debt” for further discussion regarding the EBL.  Additionally, $1.0 million and $1.8 million of interest income related to the promissory note are included in “Other Income and (Deductions), net” in the accompanying Consolidated Statements of Income, for the six month periods ended June 30, 2011 and 2010, respectively, which is offset by the interest expense incurred by UI under the EBL.  For the three month periods ended June 30, 2011 and 2010, such interest income was $0.5 million and $0.9 million, respectively.

A director of UIL Holdings holds a beneficial interest in the building located at 157 Church Street, New Haven, Connecticut, where UI leases office space. UI’s lease payments for this office space for the six month periods ended June 30, 2011 and 2010 totaled $5.1 million and $5.2 million, respectively.  For the three month periods ended June 30, 2011 and 2010, such lease payments totaled $2.4 million and $2.5 million, respectively.

(J)  COMMITMENTS AND CONTINGENCIES

Connecticut Yankee Atomic Power Company

UI has a 9.5% stock ownership share in the Connecticut Yankee Atomic Power Company (Connecticut Yankee), the carrying value of which was $0.2 million as of June 30, 2011.  In 1996, the Board of Directors of Connecticut Yankee voted unanimously to retire the Connecticut Yankee nuclear plant (the Connecticut Yankee Unit) from commercial operation.  Connecticut Yankee updates the cost of its remaining decommissioning activity, which consists primarily of ground water monitoring and nuclear fuel storage, at least annually, and provides UI with a projected recovery schedule depicting annual costs expected to be billed to UI, including a return on investment over the term of the projected recovery period.  The present value of these costs is calculated using UI’s weighted-average cost of capital and, after consideration of recoverability, recorded as a Connecticut Yankee Contract Obligation and a corresponding regulatory asset.  At June 30, 2011, UI has regulatory approval to recover in future rates (through the CTA) its $15.8 million regulatory asset for Connecticut Yankee over a term ending in 2015.

DOE Spent Fuel Litigation

In the Nuclear Waste Policy Act of 1982 (the Act), Congress provided for the United States Department of Energy (DOE) to dispose of spent nuclear fuel and other high-level waste (hereinafter, Nuclear Waste) from nuclear generating plants.  In 1983, Connecticut Yankee and the DOE entered into a standard disposal contract mandated by the Act which required the DOE to begin disposing of Connecticut Yankee’s Nuclear Waste by the end of January 1998.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

In 1998, Connecticut Yankee filed claims in the United States Court of Federal Claims seeking damages resulting from the breach of the 1983 contracts by the DOE.  In September 2010, the Court issued its decision and awarded Connecticut Yankee damages of $39.7 million for its spent fuel-related costs through 2001.  On November 8, 2010, the DOE appealed the decision to the United States Court of Appeals for the Federal Circuit and on November 19, 2010 Connecticut Yankee filed a notice of cross-appeal.  UI’s 9.5% ownership share would result in a payment of approximately $3.8 million which, if awarded, would be refunded to customers.

In December 2007, Connecticut Yankee filed a second set of complaints against the DOE seeking unspecified damages incurred since January 1, 2002 for the DOE’s failure to remove Connecticut Yankee’s spent fuel.  In July 2009, Connecticut Yankee provided the DOE with a second set of damage claims totaling approximately $135 million for damages incurred from January 1, 2002 through December 31, 2008.  UI’s 9.5% ownership share would result in a payment of approximately $12.8 million which, if awarded, would be refunded to customers.  As an interim measure until the DOE complies with its contractual obligation to dispose of Connecticut Yankee’s spent fuel, Connecticut Yankee constructed an independent spent fuel storage installation (ISFSI), utilizing dry-cask storage, on the site of the Connecticut Yankee Unit and completed the transfer of its Nuclear Waste to the ISFSI in 2005.

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

Site Decontamination, Demolition and Remediation Costs

In November 2010, the EPA made inquiry of UI regarding the storage of PCB materials from the time they were brought to UI’s Shelton, CT facility from the field until their shipment to an authorized disposal facility, during the period from 2006 through June of 2010, and the maintenance of an annual document log in connection with the storage.  The Company filed a response to this inquiry and subsequently received a letter of intent from the EPA to file an administrative complaint and assess a civil penalty of an immaterial amount.  Discussions with the EPA are expected to take place in the third quarter of 2011.  As of June 30, 2011, no liability related to this matter has been recorded.

In June 2006, UI executed an agreement with the City of Bridgeport and its Redevelopment Authority (the City) for the transfer of title of UI’s Steel Point property to the City.  Pursuant to a Memorandum of Understanding (MOU) among UI, the City of Bridgeport, and the City’s selected developer for the property, the City and the developer released UI from any further liability with respect to the Steel Point property after title transferred, and the City and/or the developer has indemnified UI for environmental matters related to the Steel Point property.  The Steel Point property includes the land up to the bulkhead.  The MOU provides that there is no indemnity for liability related to contaminated harbor sediments, and UI is not aware of any such claims.  UI would seek to recover any uninsured costs related to such sediments that are UI’s responsibility, to the extent incurred, through the CTA, in accordance with the ratemaking treatment approved in PURA’s July 2006 decision.

A site on the Mill River in New Haven was conveyed by UI in 2000 to an unaffiliated entity, Quinnipiac Energy LLC (QE), reserving to UI permanent easements for the operation of its transmission facilities on the site.  At the time of the sale, a fund of approximately $1.9 million, an amount equal to the then-current estimate for remediation, was placed in escrow for purposes of bringing soil and groundwater on the site into compliance with applicable environmental laws.  As of June 30, 2011, approximately $0.1 million of the escrow fund remains.  QE has since sold the property to Evergreen Power, LLC (Evergreen Power) and Asnat Realty LLC (Asnat).  UI is unaware of what agreement was reached between QE and Evergreen Power and Asnat regarding future environmental liability or what remediation activity remains to be undertaken at the site.  In July 2008, Evergreen Power and Asnat

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

submitted a claim to UI seeking compensation for environmental remediation on the property, including the existing building which remains on the site.   UI could be required by applicable environmental laws to complete the remediation of any subsurface contamination at the site if it is determined that QE and/or Evergreen Power and Asnat have not completed the appropriate environmental remediation at the site.  UI has not updated the original $1.9 million remediation estimate, and does not have specific knowledge of any remediation work done, or remaining to be done on behalf of QE or any subsequent owner.  UIL Holdings cannot presently assess the potential financial impact, if any, of this claim.  As such, as of June 30, 2011, no liability related to this claim has been recorded.

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

From 1961 to 1976, UI owned a parcel of property in Derby, CT, on which it operated an oil-fired electric generating unit.  For several years, the Connecticut Department of Environmental Protection (CDEP) has been monitoring and remediating a migration of fuel oil contamination from a neighboring parcel of property into the adjacent Housatonic River.  Based on its own investigation to date, UI believes it has no responsibility for this contamination.  If regulatory agencies determine that UI is responsible for the cost of these remediation activities, UI may incur substantial costs, no estimate of which is currently available.

The Gas Companies own or have previously owned property where Manufactured Gas Plants (MGPs) historically operated.  MGP operations have led to contamination of soil and groundwater with petroleum hydrocarbons, benzene and metals, among other things, at these properties, the regulation and cleanup of which is regulated by the federal Resource Conservation and Recovery Act as well as other federal and state statutes and regulations.  Each of the Gas Companies has or had ownership interest in one of such properties contaminated as a result of MGP-related activities, as discussed below.  Under the existing regulations, the cleanup of such sites requires state and at times, federal, regulators’ involvement and approval before cleanup can commence.  In certain cases, such contamination has been evaluated, characterized and remediated.  In other cases, the sites have been evaluated and characterized, but not yet remediated.  Finally, at some of these sites, the scope of the contamination has not yet been fully characterized; no liability was recorded in respect of these sites as of June 30, 2011.  The Gas Companies have, in the past, received approval for the recovery, in their rates, of MGP-related remediation expenses and expect to seek recovery in rates for ongoing MGP-related remediation expenses for all of their MGP sites.

SCG owns property on Pine Street in Bridgeport, CT, the site of one of its former operations centers and a former MGP operation.  As a result of litigation that was initiated by an abutting property owner, SCG entered into a consent order with CDEP for the cleanup of the site in 1998.  The remediation of the site is being completed in two parts.  Part A addressed ground water, free product and contamination that migrated to an abutting property and is completed.  Part B addresses soil contamination at the site and is to be addressed by an approved engineered cap with a land use restriction.  SCG recently responded to CDEP’s comments on its plan and is awaiting CDEP’s approval to begin Part B.  Property located at 110 Pine Street, part of the original site, was sold in 1983.  SCG may be subject to remediation expenses for this part of the site as a former owner of the property, the amount of which cannot be estimated at this time.  This property is not part of the current remediation plan.  Future remediation costs, for which SCG will seek recovery in rates, are expected to be in the range of $2 to $3 million.  As of June 30, 2011, SCG has recorded a liability of $1.9 million for this site.

SCG owns property on Housatonic Avenue in Bridgeport, CT, a former MGP site.  The site is currently leased from SCG by a third party for surface storage purposes.  Remediation of waste and contaminants associated with historic use of the site as an MGP, including potential groundwater contamination and soil contamination, has not commenced.  Costs associated with the remediation of the site could be significant and will be subject to a review by PURA as to whether these costs are recoverable in rates.  UIL Holdings cannot presently estimate the costs of

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

remediation or the likelihood of recoverability.  As such, as of June 30, 2011, no liability related to this claim has been recorded.

SCG owns property located on Chapel Street in New Haven, CT, the site of one of its former operations centers and a former MGP site.  The site is currently leased from SCG by a third party for surface storage purposes.  Some portions of the original site, referred to as East Street, were sold in 1978.  Limited remediation has occurred on two occasions, once in 1995 and again in 2008 to prevent contaminated ground water from migrating into the adjacent waterway.  These remediation activities were prompted by breaks in the underground piping causing releases that required immediate resolution.  Costs associated with the most recent remediation approximated $1.2 million and were disallowed by PURA in the 2009 SCG rate case decision and therefore, will not be recovered in customer rates.  Other parts of the original site, including a parcel located on St. John's Street were sold by SCG prior to 1978.  SCG may be subject to remediation expenses for this part of the site as a former owner of the property, the amount of which cannot be estimated at this time.   Costs associated with the remediation of the site could be significant and will be subject to a review by PURA as to whether these costs are recoverable in rates.  UIL Holdings cannot presently estimate the costs of remediation or the likelihood of recoverability.  As such, as of June 30, 2011, no liability related to this claim has been recorded.

A property located on Columbus Boulevard in Hartford, CT is the former Operations Center and Corporate Headquarters of CNG.  The property is also a former MGP site.  Except for the portion of the property that houses and is owned by the Hartford Steam Company, known as 60 Columbus Boulevard, and certain other small non-contiguous portions of this site owned by either TEN Companies, Inc. or CNG, most of the original MGP site was taken by the State of Connecticut for the Adriaen’s Landing project.  This portion was remediated by the state for the project and, as such, has provided insurance to the company against future risk to CNG associated with additional remediation expenses for that portion of the property that was taken for the project.  CNG remains liable for that portion of the property owned or formerly owned by CNG that was not subject to the taking.  Costs associated with the remediation of the site could be significant, but cannot be estimated at this time, and will be subject to a review by PURA as to whether these costs are recoverable in rates.  UIL Holdings cannot presently estimate the costs of remediation or the likelihood of recoverability.  As such, as of June 30, 2011, no liability related to this claim has been recorded.

A site on Mill Street in Greenfield, MA is currently owned by Berkshire and is used as a regional operations center.  This site is on the Massachusetts Department of Environmental Protection (MDEP) list of confirmed disposal sites and investigation and remediation of contamination resulting from disposal of byproducts and wastes generated by the historic coal and water gas manufacturing operations is ongoing.  Extensive soil, and coal tar product non-aqueous phase liquid (NAPL) recovery and remediation work on the land side of the Berkshire property has been completed, and sediments containing NAPL have been removed from the adjoining Green River.  However, further evaluation of the NAPL distribution in the river sediments and in the subsurface in stream banks on the adjacent property to the south are ongoing and will involve significant additional remediation activities.  Future expenses potentially in excess of $5.0 million are anticipated.  Even after completion of the additional remedial activities there will be ongoing monitoring and reporting to the MDEP will continue for the site in the foreseeable future.  UIL Holdings has accrued $5.0 million for such expenses as of June 30, 2011.

To date, Berkshire has received approval from the DPU for recovery of its environmental expenses in its customer rates.  While management cannot predict the exact costs of the ongoing and future remediation and monitoring expenses, the company will seek regulatory rate recovery of these expenses.

Middletown/Norwalk Transmission Project

The general contractor and two subcontractors responsible for civil construction work in connection with the installation of UI’s portion of the Middletown/Norwalk Transmission Project’s underground electric cable system have filed lawsuits seeking payment for change order requests for approximately $34.5 million, plus interest and costs.  UI is vigorously defending the litigation.  To the extent that UI is required to satisfy any of the change order requests, UI would seek recovery through its transmission revenue requirement.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

GenConn

On July 28, 2011, GenConn Devon and the former general contractor responsible for the construction of the GenConn Devon facility executed and delivered a settlement agreement with respect to change order requests and delay and impact claims and pursuant to which GenConn Devon paid a settlement amount of $10.5 million upon satisfaction of certain conditions performed by the former general contractor.  In April 2011, the parties settled a claim by the general contractor for work at the GenConn Middletown facility and executed and delivered a settlement agreement pursuant to which GenConn Middletown paid a settlement amount of $3.0 million.  GenConn will seek and expects to recover the associated costs through its annual regulatory proceeding.  To the extent that there is any financial impact on GenConn, the effect on UIL Holdings’ Consolidated Financial Statements will be reflected in the carrying value of UIL Holdings’ 50% ownership position in GenConn and through “Income from Equity Investments” in the Consolidated Statement of Income.

In September 2010, UIL Holdings entered into a Sponsor Guaranty and Payment Agreement (Sponsor Guaranty) in favor of the Royal Bank of Scotland PLC, as Administrative Agent under GenConn’s project financing arrangement, whereby UIL Holdings guaranteed to pay an amount up to $6.0 million in respect of amounts related to the former general contractor’s claims and litigation expenses as they relate to such claims described above.  The settlements described above do not require the Sponsor Guaranty to be drawn upon and the Sponsor Guaranty terminated following payment of the settlement amounts and release of all associated liens.  Given the settlements of the claims as described above, no liability has been recorded as of June 30, 2011.

Purchase and Sale Agreement

As part of its plan to consolidate operations and office personnel, on July 7, 2011, UI entered into a Purchase and Sale Agreement for the sale of the Electric System Work Center (ESWC) located at 801 Bridgeport Avenue in Shelton, CT for approximately $10.2 million.  UI acquired the ESWC for approximately $16 million dollars in 2004 and expects to recover any loss resulting from the sale of the property through the regulatory process.  The transaction is expected to close by the first quarter of 2014 and requires PURA approval.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

The following tables set forth UIL Holdings’ financial assets and liabilities, other than pension benefits and OPEB, which were accounted for at fair value on a recurring basis as of June 30, 2011 and December 31, 2010.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2011	(In Thousands)
Assets:
Derivative assets	$-	$-	$84,294	$84,294
Noncurrent investments available for sale	10,111	-	-	10,111
Deferred Compensation Plan	3,694	-	-	3,694
Supplemental retirement benefit trust life insurance policies (Note G)	5,930	-	-	5,930
	$19,735	$-	$84,294	$104,029

Liabilities:
Derivative liabilities	$-	$-	$269,506	$269,506

Net fair value assets/(liabilities), June 30, 2011	$19,735	$-	$(185,212)	$(165,477)

December 31, 2010
Assets:
Derivative assets	$-	$-	$34,188	$34,188
Noncurrent investments available for sale	9,774	-	-	9,774
Deferred Compensation Plan	3,725	-	-	3,725
Supplemental retirement benefit trust life insurance policies (Note G)	5,665	-	-	5,665
	$19,164	$-	$34,188	$53,352

Liabilities:
Derivative liabilities	$-	$-	$142,806	$142,806

Net fair value assets/(liabilities), December 31, 2010	$19,164	$-	$(108,618)	$(89,454)

The determination of fair value of the derivative assets and liabilities, which primarily consist of contracts for differences, was based on a probability-based expected cash flow analysis that was discounted at the June 30, 2011 or December 31, 2010 risk-free interest rates, as applicable, and an adjustment for non-performance risk using credit default swap rates.  Certain management assumptions were required, including development of pricing that extended over the term of the contracts.  In addition, UIL performed an assessment of risks related to obtaining regulatory, legal and siting approvals, as well as obtaining financing resources and ultimately attaining commercial operation.   PURA has determined that changes in fair value associated with the contracts for differences are fully recoverable.  As a result, such changes have no impact on UIL Holdings’ net income.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

The following tables set forth a reconciliation of changes in the fair value of the assets and liabilities above that are classified as Level 3 in the fair value hierarchy for the six month period ended June 30, 2011.

Six Months Ended
June 30, 2011
(In Thousands)

Net derivative assets/(liabilities), December 31, 2010	$(108,618)
Unrealized gains and (losses), net
Included in earnings	(408)
Included in other comprehensive income	90
Included in regulatory assets/(liabilities)	(76,276)
Net derivative assets/(liabilities), June 30, 2011	$(185,212)

Change in unrealized gains (losses), net relating to net derivative assets/(liabilities), still held as of June 30, 2011	$(76,594)

The following table sets forth a reconciliation of changes in the net regulatory asset/(liability) balances that were established to recover any unrealized gains/(losses) associated with the contracts for differences for the six month period ended June 30, 2011.  The amounts offset the net contract for differences liabilities included in the derivative liabilities detailed above.

Six Months Ended
June 30, 2011
(In Thousands)

Net regulatory assets/(liabilities), December 31, 2010	$108,976
Unrealized (gains) and losses, net	76,276
Net regulatory assets/(liabilities), June 30, 2011	$185,252

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

(In Thousands)
	Three months ended June 30, 2011
	Electric Distribution and Transmission
	Distribution	Transmission	Total	Gas Distribution	Other (1)	Total
Operating Revenues	$135,437	$47,999	$183,436	$130,609	$4	$314,049
Purchased power and gas	37,311	-	37,311	63,537	-	100,848
Operation and maintenance	46,259	7,980	54,239	40,472	291	95,002
Transmission wholesale	-	17,607	17,607	-	-	17,607
Depreciation and amortization	19,526	3,094	22,620	11,766	82	34,468
Taxes - other than income taxes	10,860	6,699	17,559	8,340	1	25,900
Acquisition-related expenses	-	-	-	-	-	-
Operating Income	21,481	12,619	34,100	6,494	(370)	40,224

Other Income and (Deductions), net	3,357	1,692	5,049	471	84	5,604

Interest Charges, net	7,283	3,019	10,302	7,769	5,526	23,597

Income (Loss) Before Income Taxes and Equity Earnings	17,555	11,292	28,847	(804)	(5,812)	22,231
Income Taxes	9,101	3,408	12,509	656	(2,457)	10,708
Income (Loss) Before Equity Earnings	8,454	7,884	16,338	(1,460)	(3,355)	11,523
Income from Equity Investments	2,647	-	2,647	-	-	2,647
Net Income (Loss)	11,101	7,884	18,985	(1,460)	(3,355)	14,170
Less:
Preferred Stock Dividends of
Subsidiary, Noncontrolling Interests	-	-	-	14	-	14
Net Income (Loss) attributable to UIL Holdings	$11,101	$7,884	$18,985	$(1,474)	$(3,355)	$14,156

	Three months ended June 30, 2010
	Electric Distribution and Transmission
	Distribution	Transmission	Total	Other (1)	Total
Operating Revenues	$162,142	$44,971	$207,113	$3	$207,116
Purchased power	53,567	-	53,567	-	53,567
Operation and maintenance	55,382	6,870	62,252	115	62,367
Transmission wholesale	-	15,339	15,339	-	15,339
Depreciation and amortization	23,788	3,238	27,026	12	27,038
Taxes - other than income taxes	10,408	6,184	16,592	-	16,592
Acquisition-related expenses	-	-	-	6,700	6,700
Operating Income	18,997	13,340	32,337	(6,824)	25,513

Other Income and (Deductions), net	4,124	648	4,772	132	4,904

Interest Charges, net	6,610	2,915	9,525	942	10,467

Income (Loss) Before Income Taxes and Equity Earnings	16,511	11,073	27,584	(7,634)	19,950
Income Taxes	6,199	4,396	10,595	(3,031)	7,564
Income (Loss) Before Equity Earnings	10,312	6,677	16,989	(4,603)	12,386
Income (Loss) from Equity Investments	(897)	-	(897)	-	(897)
Net Income	$9,415	$6,677	$16,092	$(4,603)	$11,489

(1) Includes UIL Holdings Corporate and UIL Holdings' non-utility activities, and the elimination of intercompany accounts and notes receivable.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(In Thousands)
	Six months ended June 30, 2011
	Electric Distribution and Transmission
	Distribution	Transmission	Total	Gas Distribution	Other (1)	Total
Operating Revenues	$287,066	$94,596	$381,662	$493,433	$7	$875,102
Purchased power and gas	86,574	-	86,574	292,880	-	379,454
Operation and maintenance	95,599	14,978	110,577	77,960	463	189,000
Transmission wholesale	-	34,629	34,629	-	-	34,629
Depreciation and amortization	40,742	6,164	46,906	23,573	94	70,573
Taxes - other than income taxes	22,298	13,524	35,822	25,584	1	61,407
Acquisition-related expenses	-	-	-	-	-	-
Operating Income	41,853	25,301	67,154	73,436	(551)	140,039

Other Income and (Deductions), net	7,532	3,138	10,670	(450)	49	10,269

Interest Charges, net	14,775	5,981	20,756	14,801	11,514	47,071

Income (Loss) Before Income Taxes and Equity Earnings	34,610	22,458	57,068	58,185	(12,016)	103,237
Income Taxes	17,491	6,876	24,367	22,224	(4,873)	41,718
Income (Loss) Before Equity Earnings	17,119	15,582	32,701	35,961	(7,143)	61,519
Income from Equity Investments	4,709	-	4,709	-	-	4,709
Net Income (Loss)	21,828	15,582	37,410	35,961	(7,143)	66,228
Less:
Preferred Stock Dividends of
Subsidiary, Noncontrolling Interests	-	-	-	28	-	28
Net Income (Loss) attributable to UIL Holdings	$21,828	$15,582	$37,410	$35,933	$(7,143)	$66,200

	Six months ended June 30, 2010
	Electric Distribution and Transmission
	Distribution	Transmission	Total	Other (1)	Total
Operating Revenues	$337,232	$90,157	$427,389	$7	$427,396
Purchased power	128,915	-	128,915	-	128,915
Operation and maintenance	99,697	13,957	113,654	334	113,988
Transmission wholesale	-	30,815	30,815	-	30,815
Depreciation and amortization	47,857	6,410	54,267	22	54,289
Taxes - other than income taxes	21,844	12,452	34,296	-	34,296
Acquisition-related expenses	-	-	-	6,700	6,700
Operating Income	38,919	26,523	65,442	(7,049)	58,393

Other Income and (Deductions), net	7,579	1,039	8,618	342	8,960

Interest Charges, net	13,268	5,852	19,120	1,898	21,018

Income (Loss) Before Income Taxes and Equity Earnings	33,230	21,710	54,940	(8,605)	46,335
Income Taxes	12,839	8,619	21,458	(3,416)	18,042
Income (Loss) Before Equity Earnings	20,391	13,091	33,482	(5,189)	28,293
Income (Loss) from Equity Investments	(889)	-	(889)	-	(889)
Net Income	$19,502	$13,091	$32,593	$(5,189)	27,404

	Electric Distribution and Transmission
	Distribution	Transmission	Total	Gas Distribution	Other (1)	Total (3)
Total Assets at June 30, 2011	$-	$-	$2,571,172	$1,946,319	$(30,458)	$4,487,033

Total Assets at December 31, 2010	$-	$-	$2,371,621	$2,033,576	$50,236	$4,455,433

(1) Includes UIL Holdings Corporate and UIL Holdings' non-utility activities, and the elimination of intercompany accounts and notes receivable.
(2) Information for segmenting total assets between Distribution and Transmission is not available. Total UI assets are disclosed in the
Total UI column. Net plant in service is segregated by segment and, as of June 30, 2011, was $889.2 million and $537.6 million for Distribution and Transmission, respectively. As of December 31, 2010, net plant in service was $820.9 million and $512.2 million for Distribution and Transmission, respectively.
(3) Includes $302.2 million and $298.9 million of goodwill in the Gas Distribution segment as of June 30, 2011 and December 31, 2010, respectively.

(N) ACQUISITION

On November 16, 2010, UIL Holdings completed its acquisition (the Acquisition) from Iberdrola USA, Inc. of the Gas Companies.  PURA approved the Acquisition and on May 5, 2011, the petition from the Massachusetts Attorney General for the DPU to reconsider its ruling that it would not review UIL Holdings’ acquisition of Berkshire was denied.  The Gas Companies contributed $130.6 million and $493.4 million in operating revenues and ($1.5) million and $35.9 million in net income (loss) to UIL Holdings’ results of operations for the three and six month periods ended June 30, 2011, respectively.

Upon completion of the final indebtedness and working capital adjustment of $11.2 million in May 2011, the net purchase price amounted to $906.7 million.  UIL Holdings accounted for the Acquisition in accordance with ASC 805 “Business Combinations,” whereby the purchase price paid was allocated to tangible assets acquired and

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

liabilities assumed as well as goodwill based upon their fair values as of the closing date of the Acquisition.  UIL Holdings determined that the historical book value of the assets and liabilities of the Gas Companies approximates their fair value given the regulation under which they operate in the states of Connecticut and Massachusetts.  Additional adjustments to the values of assets and liabilities recognized in the Acquisition may occur as the allocation of the consideration transferred is finalized during 2011.  Under business combination accounting guidance, UIL Holdings has up to one year from the closing date of the Acquisition to finalize the allocation of consideration transferred.  The following table summarizes the allocation of the purchase price:

Amount
(In Millions)

Current assets	$310.8
Noncurrent assets	1,418.9
Current liabilities	(167.9)
Long-term debt	(397.4)
Other noncurrent liabilities	(559.1)
Preferred stock	(0.8)
Total identifiable net assets	604.5
Goodwill	302.2
Total Purchase Price, Net	$906.7

Goodwill is calculated as the excess of the purchase price over the value of the net assets acquired and the contributing factors to the amount recorded include expected future cash flows, potential operational synergies, the utilization of technology and cost savings opportunities in the delivery of certain shared administrative and other services.  As of June 30, 2011, goodwill is $302.2 million, an increase of $3.3 million over the December 31, 2010 balance.  The increase is a result of $1.6 million due to the working capital adjustment noted above and $1.7 million due to adjustments to the values of assets and liabilities recognized in the Acquisition.

The estimated fair values of assets acquired and liabilities assumed are based upon the information that was available as of the closing date of the Acquisition, which management believes provides a reasonable basis for the estimated values.  Management is analyzing additional data necessary to finalize these fair values, and therefore they remain subject to change.  While such changes could be significant, management does not expect them to be based upon the information provided to date.  The valuation, and thus the purchase price allocation, is expected to be completed as soon as practicable but no later than one year from the closing date of the Acquisition.

Supplemental Pro Forma Data (unaudited)

The supplemental pro forma data below has been presented for illustrative purposes only and is not necessarily indicative of results of operations that would have been achieved had the pro forma events taken place on the dates indicated, or the future consolidated results of operations of the combined company.

	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
	(Thousands, except per share amounts)

Pro forma operating revenues	$321,237	$874,429
Pro forma operating expenses	$551,216	$1,008,264
Pro forma net income (loss)	$(257,271)	$(209,707)
Pro forma earnings per share of common stock - basic	$(5.09)	$(4.15)

For the six month period ended June 30, 2010, excluding goodwill impairment charges, pro forma net income and earnings per share would have been $61.5 million and $1.22, respectively. For the three month period ended June 30, 2010 such pro forma net income and earnings per share would have been $13.9 million and $0.28, respectively.

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

UIL Holdings Corporation

UIL Holdings’ financial condition and financing capability are dependent on many factors, including the level of income and cash flow of UIL Holdings’ subsidiaries, conditions in the securities markets, economic conditions, interest rates, legislative and regulatory developments, and its ability to retain key personnel.  The loss of key personnel or the inability to hire and retain qualified employees could have an adverse effect on the business, financial condition and results of operations of UIL Holdings and its subsidiaries.  These operations depend on the continued efforts of their respective current and future executive officers, senior management and management personnel.  UIL Holdings cannot guarantee that any member of management at the corporate or subsidiary level will continue to serve in any capacity for any particular period of time.  In an effort to enhance UIL Holdings’ ability to attract and retain qualified personnel, UIL Holdings continually evaluates the overall compensation packages offered to employees at all levels of the organization.

Legislation and Regulation

Public Act 11-80 (PA 11-80)  In July 2011, as a result of PA 11-80, the Department of Energy and Environmental Protection (DEEP) was created by merging the Department of Environmental Protection and the Department of Public Utility Control (DPUC).  As part of the reorganization, the DPUC has become the Public Utilities Regulatory Authority (PURA) and three of the five former DPUC commissioners are now PURA directors.  The legislation also gives DEEP new energy-related planning and oversight responsibilities and transfers various energy-related responsibilities and powers from the Office of Policy and Management to DEEP.  This will result in the reorganization and reassignment of existing DPUC staff.

PA 11-80 also allows each electric distribution company to develop and own up to 10 MW of renewable source generation if DEEP finds that it is in the long term interest of customers and modifies the current power procurement process that the electric distribution companies perform to allow for more flexibility, possibly resulting in lower generation costs for standard service customers.  Implementation of the provisions of PA 11-80 is expected to require numerous regulatory proceedings as the reorganization moves forward.

Derivatives

In accordance with FASB ASC 820 “Fair Value Measurements and Disclosures,”  UIL Holdings applies fair value measurements to certain assets and liabilities, a portion of which fall into Level 3 of the fair value hierarchy defined by ASC 820 as pricing inputs that include significant inputs that are generally less observable from objective sources.  As of June 30, 2011, the assets and liabilities that are accounted for at fair value on a recurring basis as Level 3 instruments, which consist primarily of contracts for differences, represent 81.0% of the total amount of assets, and 100% of the total amount of liabilities accounted for at fair value on a recurring basis.  The determination of fair value of the contracts for differences is based on a probability-based expected cash flow analysis that is discounted at risk-free interest rates and an adjustment for non-performance risk using credit default swap rates.  Certain management assumptions were made in this valuation process, including development of pricing that extended over the term of the contracts.  In addition, UIL performs an assessment of risks related to obtaining regulatory, legal and siting approvals, as well as obtaining financing resources and ultimately attaining commercial operation.

PURA has determined that costs associated with the contracts for differences are fully recoverable.  As a result, there is no impact on UIL Holdings’ net income as any unrealized gains/(losses) resulting from quarterly mark-to-market adjustments are offset by the establishment of regulatory assets/(liabilities) that have been recognized for the purpose of such recovery.

Electric Distribution and Transmission

UI is an electric distribution and transmission utility whose structure and operations are significantly affected by legislation and regulation.  UI’s rates and authorized return on equity are regulated by the Federal Energy Regulation Commission (FERC) and PURA.  Legislation and regulatory decisions implementing legislation establish a framework for UI’s operations.  Other factors affecting UI’s financial results are operational matters, such as the ability to manage expenses, uncollectibles and capital expenditures, in addition to sales volume and major weather disturbances.  Sales volume is not expected to have an impact on distribution earnings during the decoupling pilot established in the 2008 Rate Case final decision.  The extent to which sales volume will have an impact on UI’s financial results beyond such period will depend upon the nature and extent of decoupling implemented by PURA upon its review of the pilot program.  UI expects to continue to make capital investments in its distribution and transmission infrastructure.

Rates

In rulings throughout 2009, PURA issued its final decision regarding UI’s application requesting an increase in distribution rates (the 2009 Decisions), the results of which provided for an allowed distribution return on equity of 8.75%, a decrease from the previously approved 9.75%, and a capital structure of 50% equity and 50% debt, compared to the previously approved 48% equity and 52% debt.  The 2009 Decisions continued the prior earnings sharing mechanism structure, applying to the new 8.75% allowed return, whereby 50% of any earnings over the allowed twelve month level is returned to customers and 50% is retained by UI.  Additionally, the 2009 Decisions provided for a two year pilot program for full decoupling of distribution revenues from sales.

On April 1, 2010, UI filed its ratemaking proposal and underlying decoupling analysis for the 2009 rate year ended February 3, 2010.  On September 1, 2010, PURA issued its final decision in this matter approving a decoupling charge totaling approximately $1.6 million to be recovered from ratepayers over a twelve month period commencing in October 2010.  In addition to the decoupling charge, PURA also approved a pension and earnings sharing over-recovery credit totaling approximately $3.6 million to be refunded to ratepayers over the same twelve month period commencing in October 2010.  PURA also approved the continuance of the decoupling pilot program beyond the 2010 rate year and until such time that a final decision is reached regarding whether to continue, modify or terminate the decoupling mechanism.  UI filed its 2010 rate year decoupling results with PURA on April 4, 2011 and on August 1, 2011 PURA issued a draft decision approving a decoupling adjustment totaling approximately $1.3 million to be credited to ratepayers over a twelve month period and extending the decoupling pilot until UI's next general rate proceeding.  A final decision is scheduled for August 31, 2011.

In December 2010, UI received a letter ruling approving rates effective January 1, 2011 incorporating the above mentioned distribution rate changes along with previously approved changes to the Generation Services Charges (GSC), Non-Bypassable Federally Mandated Congestion Charges, transmission and systems benefits charges.  Additionally, last resort service GSC rates have been approved for the period through September 30, 2011.  On June 23, 2011 PURA approved revised retail transmission rates, effective July 1, 2011.

Transmission Return on Equity (ROE)

PURA decisions do not affect the revenue requirements determination for transmission, including the applicable ROE, which are within the jurisdiction of the FERC.  For 2011, UI is estimating an overall allowed weighted-average ROE for its transmission business in the range of 12.3% to 12.5%.

Power Supply Arrangements

UI has wholesale power supply agreements in place for the supply of all of its standard service customers for all of 2011, 80% for 2012, and 20% for 2013.  Supplier of last resort service is procured on a quarterly basis.  UI determined that its contracts for standard service and supplier of last resort service are derivatives under ASC 815 “Derivatives and Hedging” and elected the “normal purchase, normal sale” exception under ASC 815.  As such, UI regularly assesses the accounting treatment for its power supply contracts.  These wholesale power supply agreements contain default provisions that include required performance assurance, including certain collateral obligations, that take effect if UI’s credit rating on senior debt falls below investment grade.  In May 2011, Moody’s Investor Services released its updated credit opinion for UI and maintained its Baa2 rating with a stable outlook.   In May 2011, Standard & Poor’s released its updated credit opinion for UI, maintaining its BBB rating with a stable outlook.  If UI’s credit rating were to decline one rating and UI were to be placed on negative credit watch, monthly amounts due and payable to the power suppliers would be accelerated to semi-monthly payments.  UI’s credit rating would have to decline two ratings to fall below investment grade at either rating service.  If this were to occur, UI would have to deliver collateral security in an amount equal to the receivables due to the sellers for the thirty day period immediately preceding the default notice.  If such a situation was in effect as of June 30, 2011, UI would have had to post approximately $12.3 million in collateral.

Competitive Transition Assessment (CTA)

UI’s CTA collection recovers costs that have been reasonably incurred, or will be incurred, to meet its public service obligations and that will likely not otherwise be recoverable in a competitive market.  These “stranded costs” include above-market long-term purchased power contract obligations, regulatory asset recovery and above-market investments in power plants.  A portion of UI’s earnings is generated by the authorized return on the equity portion of unamortized stranded costs in the CTA rate base.  UI’s after-tax earnings attributable to CTA for the six months ended June 30, 2011 and 2010 were $2.2 million and $3.3 million, respectively.  A portion of UI’s cash flow from operations is also generated from those earnings and from the recovery of the CTA rate base and other stranded costs.  Cash flow from operations related to CTA amounted to $19.6 million and $19.7 million for the six months ended June 30, 2011 and 2010, respectively.  The CTA rate base has declined from year to year for a number of reasons, including amortization of stranded costs, the sale of UI’s nuclear units, and adjustments made through the annual PURA review process.  The original rate base component of stranded costs, as of January 1, 2000, was $433 million.  It has since declined to $89.8 million at June 30, 2011.  In the future, UI’s CTA earnings will decrease while, based on UI’s current projections, cash flow will remain fairly constant until stranded costs are fully amortized.  Total CTA cost recovery is currently projected to be completed in 2015, with stranded cost amortization expected to end in 2013.  The date by which stranded costs are fully amortized depends primarily upon PURA’s future decisions and potential legislative activities, which could affect future rates of stranded cost amortization.

New England East-West Solution

Pursuant to an agreement with CL&P (the Agreement), UI has the right to invest in, and own transmission assets associated with, the Connecticut portion of CL&P’s New England East West Solution (NEEWS) projects to improve regional energy reliability.  NEEWS consists of four inter-related transmission projects being developed by subsidiaries of Northeast Utilities (NU), the parent company of CL&P, in collaboration with National Grid USA.  Three of the projects have portions sited in Connecticut:  (1) the Greater Springfield Reliability Project, (2) the Interstate Reliability Project and (3) the Central Connecticut Reliability Project.  In May 2011, the FERC issued an order authorizing recovery of return on 100% of transmission construction work in progress costs for the NEEWS projects.  As such, NU is in the process of revising its NEEWS project cost estimates.  Previously NU had projected the cost of the Connecticut portion of these projects would be approximately $779 million.  UI will update its projected investment once the revised estimate is provided by NU.

Under the terms of the Agreement, UI has the option to make quarterly deposits to CL&P in exchange for ownership of specific transmission assets as they are placed in service.  UI has the right to invest up to the greater of $60 million or an amount equal to 8.4% of CL&P’s costs for the Connecticut portions of the NEEWS projects.  Based upon the previously projected costs that NU has provided to UI, this amount would be approximately $65 million.  As assets are placed in service, CL&P will transfer title to certain transmission assets to UI in proportion to its investments, but CL&P will continue to maintain these portions of the transmission system pursuant to an operating and maintenance agreement with UI.  Also, under the terms of the Agreement, there are certain circumstances under which CL&P can terminate the Agreement, but such termination would not affect assets previously transferred to UI.

Through June 30, 2011, UI has made deposits totaling $8.3 million in NEEWS and expects to make the remaining deposits over a period of three to five years, depending on the timing and amount of CL&P’s capital expenditures and the projects’ in service dates.

Equity Investment in Peaking Generation

UI is a 50-50 joint venturer with NRG Energy, Inc. (NRG) in GCE Holding LLC, whose wholly owned subsidiary, GenConn Energy LLC (GenConn), was chosen by PURA to build and operate two new peaking generation plants in Devon (GenConn Devon) and Middletown (GenConn Middletown) to help address Connecticut’s need for power generation during the heaviest load periods.  PURA has approved 2011 revenue requirements for the period from January 1, 2011 through December 31, 2011 for GenConn Devon of $36.8 million and from June 1, 2011 through December 31, 2011 for GenConn Middletown of $22.6 million.  UI’s income (loss) from its equity investment in GenConn was $4.7 million and ($0.9) million for the six month periods ended June 30, 2011 and 2010, respectively.  For the three month periods ended June 30, 2011 and 2010, such income (loss) was $2.6 million and ($0.9) million respectively.

As of June 30, 2011, UI’s equity investment in GenConn was $69.5 million.  In July 2011, upon the repayment of the equity bridge loan (EBL), UI made its final equity investment in GenConn Middletown in an amount of approximately $63 million.

GenConn filed a rate case request with PURA on July 29, 2011, seeking approval of 2012 revenue requirements for the period commencing January 1, 2012 for both the GenConn Devon and GenConn Middletown facilities.  A final decision on this request is expected by the end of 2011.

Gas Distribution

Rates

SCG and CNG

In 2008, PURA, as required by Connecticut statute, initiated an investigation after SCG reported earning more than one percentage point over its authorized return on equity (ROE) for the previous twelve month period in each of six consecutive months.  In October 2008, PURA issued a decision ordering an interim rate decrease for SCG of approximately $15.1 million, or 3.4%, effective October 24, 2008, compared to the rates previously set in the SCG 2005 rate case, and ordered SCG to file a rate case.  In January 2009, SCG filed an application for a rate increase of $50.1 million, or approximately 15.2%.  PURA’s August 2009 decision in the SCG rate proceeding ordered a 3.2% rate decrease, or approximately $12.5 million, compared to the rates set in the 2005 rate case, and reduced SCG’s authorized ROE to 9.26%.  SCG appealed the PURA order to the Connecticut superior court. Pursuant to Connecticut statute, SCG is entitled to collect through a surcharge the differential between the interim rate decrease and the rates finally set after full review.  The 2009 PURA decision ordered rates that were higher on a dollar per one hundred cubic feet (Ccf) basis compared to the rates established in the interim rate decrease decision.  The difference between these higher per unit rates provided for SCG to collect a surcharge from customers.  The rates established in the 2009 decision, and certain other orders, have been stayed by stipulation pending the resolution of the appeal.  The stipulation stayed SCG’s collection of the surcharge and provides for the continuation of the interim rate decrease amount pending resolution of the appeal.  SCG has been accruing the revenues associated with the surcharge for purposes of calculating its earnings.  SCG has not appealed the 2009 case’s elimination of SCG’s weather normalization provision; however, this provision has remained in effect pending resolution of the appeal.  In April 2010, the Connecticut superior court ruled against SCG’s appeal.  SCG appealed the superior court’s dismissal, and that appeal is now pending at the Connecticut supreme court.  The stay remains in effect.

In December 2010, PURA denied a petition from the Office of Consumer Counsel (the OCC), finding that SCG had not earned more than one percentage point over its authorized ROE for the previous twelve month period in each of six consecutive months, but opened a docket to determine whether SCG is charging rates that may be more than just, reasonable and adequate and whether its rates need to be decreased on an interim basis.

In 2008, PURA, as required by Connecticut statute, initiated an investigation after CNG reported earning more than one percentage point over its authorized ROE for the previous twelve month period in each of six consecutive months.  In August 2008, PURA issued a decision ordering an interim rate decrease for CNG of approximately $15.5 million, or 3.28%, effective August 6, 2008, compared to the rates previously set in the CNG 2006 rate case, and ordered CNG to file a rate case.  In January 2009, CNG filed for a rate increase of $16.4 million or approximately 4.4%.  PURA’s July 2009 decision in the CNG rate proceeding ordered a 4.2% rate decrease, or approximately $16.2 million, compared to the rates set in the 2006 rate case, and reduced CNG’s authorized ROE to 9.31%.  CNG appealed PURA’s order to the Connecticut superior court. Pursuant to Connecticut statute, CNG is entitled to collect through a surcharge the differential between the interim rate decrease and the rates finally set after full review.  The 2009 PURA decision ordered rates that were higher on a dollar per Ccf basis compared to the rates established in the interim rate decrease decision.  The difference between these higher per unit rates provided for CNG to collect a surcharge from customers.  The rates established in the 2009 decision, and certain other orders, have been stayed by stipulation pending the resolution of the appeal.   The stipulation stayed CNG’s collection of the surcharge and provides for the continuation of the interim rate decrease amount pending resolution of the appeal. CNG has been accruing the revenues associated with the surcharge for purposes of calculating its earnings.  In April 2010, the Connecticut superior court ruled against CNG’s appeal.  CNG appealed from the superior court’s dismissal, and that appeal is now pending at the Connecticut supreme court.  The stay remains in effect.

On March 24, 2011, SCG, CNG and the OCC filed a motion with PURA to reopen the SCG and CNG rate cases for the purposes of reviewing and approving a settlement agreement.  On April 13, 2011, PURA reopened the rate cases and on August 3, 2011 issued a final decision.  PURA's final decision approves the settlement agreement, except for minor modifications, including removing the provision that would have combined SCG and CNG for ratemaking purposes without further PURA approval.  The final decision resolves all pending issues related to the rate case appeals and terminates the SCG potential overearnings investigation.  Among other things, it results in the removal for monitoring purposes of the ten basis point penalty originally imposed at both companies for billing issues which have since been remediated resulting in authorized ROEs of 9.41% and 9.36% for CNG and SCG respectively.  Additionally, the companies will be allowed to recover carrying charges on the excess interim rate decrease over-credited to customers during the stay of the rate case decisions while on appeal.  Recoverable carrying charges through June 30, 2011 total approximately $2 million and will be recorded in the third quarter of 2011.

Berkshire

Berkshire’s rates are established by the Massachusetts Department of Public Utilities (DPU).  Berkshire is currently operating under a 10-year rate plan approved by the DPU and which expires on January 31, 2012, pursuant to which Berkshire’s rates can be adjusted annually.  The ROE approved in Berkshire’s rate plan is 10.5%.

Approval for the Issuance of Debt

On July 5, 2011, PURA approved SCG’s application requesting approval of the issuance of up to $50 million of secured medium-term notes (MTNs) which will be priced at a fixed coupon rate not to exceed 7.0% and can have maturities ranging from one to forty years.  The proceeds from the sales of the MTNs may be used by SCG for the following purposes:  (1) to refinance $30 million principal amount of maturing existing debt; (2) to finance capital expenditures; (3) for working capital purposes; and (4) for general corporate purposes.  SCG has initiated a process to issue $50 million of debt, according to the terms and conditions approved by PURA, and expects to complete the process in September 2011.

Gas Supply Arrangements

In November 2010, the Tennessee Gas Pipeline Company (Tennessee), a pipeline on which the Gas Companies hold firm transportation contracts, filed a FERC rate case proposing significant rate increases across their entire system which runs from south Texas through New England.  In December 2010, the FERC issued an order setting the Tennessee rate proceeding for hearing and suspended the proposed rate increase until June 1, 2011.  On that date the rates were placed into effect by Tennessee subject to refund to final rates determined through the federal regulatory process.  These higher rates are nearly double the pre-existing rates for reserving pipeline capacity on Tennessee, but provide lower variable costs, resulting in a significant net cost increase.  The Gas Companies will continue to oppose Tennessee’s proposal and actively participate in the Tennessee FERC proceedings in conjunction with other gas companies and interveners in the Northeastern United States.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2011, UIL Holdings had $23.7 million of unrestricted cash and temporary cash investments.  This represents a decrease of $66.6 million from the corresponding balance at December 31, 2010.  The components of this decrease, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

(In Millions)

Unrestricted cash and temporary cash investments, December 31, 2010	$90.3

Net cash provided by operating activities	179.5

Net cash provided by (used in) investing activities:
Cash invested in plant - including AFUDC debt	161.0
Acquisition of Gas Companies, net of cash acquired	11.2
Restricted cash (1)	(2.7)
Other investing activities	(3.0)
(155.5)

Net cash provided by (used in) financing activities:
Issuances of (Payments) long-term debt, net	(51.2)
Line of credit borrowings (repayments)	(7.0)
Dividend payments	(43.6)
Bank overdrafts	11.3
Other financing activities	(0.1)
(90.6)

Net change in cash	(66.6)

Unrestricted cash and temporary cash investments, June 30, 2011	$23.7

(1) As of June 30, 2011, UIL Holdings had $5.1 million in restricted cash, which primarily relates to Electric Distribution and Transmission capital projects, and which has been withheld by UI and will remain in place until the verification of fulfillment of contractor obligations.

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

In May 2011, Berkshire repaid, upon maturity, the outstanding balance of its 4.76% unsecured notes totaling $3.0 million.

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

As of June 30, 2011, there were no amounts outstanding under the Credit Facility.  UIL Holdings has outstanding  standby letters of credit in the amount of $3.9, million which expire on January 31, 2012 and June 16, 2012, but can be extended under a provision that automatically extends the letter of credit for one year periods from the expiration date (or any future expiration date), unless the issuer bank elects not to extend.  UI has an outstanding standby letter of credit in the amount of $0.4 million, which expires on December 31, 2011.  Available credit under the Credit Facility at June 30, 2011 totaled $395.7 million for UIL Holdings and its subsidiaries in the aggregate.  UIL Holdings records borrowings under the Credit Facility as short-term debt, but the Credit Facility provides for longer term commitments from banks allowing the Company to borrow and reborrow funds, at its option, until the expiration of the Credit Facility, thus affording it flexibility in managing its working capital requirements.

UIL Holdings filed a registration statement with the SEC using a shelf registration process in March 2009. As permitted by the registration statement, UIL Holdings may, from time to time, sell debt, equity or other securities in one or more transactions.  The registration statement expires on March 11, 2012.

UI has PURA approval for the issuance of up to $275 million principal amount of debt securities (the Proposed Notes) during 2010 through 2013, of which $100 million has been issued in the form of senior unsecured notes.  The proceeds from the sales of the Proposed Notes may be used by UI for the following purposes:  (1) to finance capital expenditures; (2) to repay the equity bridge loan, the proceeds of which are being used to finance UI’s equity contribution in GenConn Energy LLC for the development and construction of the Devon and Middletown peaking generation plants; (3) to fund UI’s pension plan; (4) to partially repay short-term borrowings that are incurred to temporarily fund the preceding needs; (5) to pay for issuance costs related to the Proposed Notes; and (6) for general corporate purposes.

To afford UI additional flexibility to market outstanding tax-exempt bonds in the municipal bond market, PURA has approved UI’s request to refund $64.5 million principal amount of tax-exempt bonds outstanding with the proceeds of the issuance of new bonds, without insurance.  UI plans to refund these bonds at such time and on such terms as municipal bond market conditions allow.

SCG has initiated a process to issue $50 million of debt, according to the terms and conditions approved by PURA, and expects to complete the process in September 2011.  See “– Major Influences on Financial Condition – Gas Distribution – Approval for the Issuance of Debt” for additional information.

Uses of Funds

During the six month period ended June 30, 2011, UIL Holdings made total pension contributions of $59.3 million.  Additional contributions during the remainder of 2011 are expected to be approximately $14 million.

As of June 30, 2011, UI’s equity investment in GenConn was $69.5 million.  In July 2011, UI accessed the Credit Facility to repay its EBL associated with GenConn Middletown, and make its remaining equity investment in GenConn Middletown in an amount of approximately $63 million.

The former general contractor responsible for the construction at the GenConn Devon facility seeking alleged scope and rework changes and submitted a delay and impact claim under the terms of its contract with GenConn.  In September 2010, UIL Holdings entered into a Sponsor Guaranty and Payment Agreement (Sponsor Guaranty) in

favor of the Royal Bank of Scotland PLC, as Administrative Agent under the Project Financing arrangement, whereby UIL Holdings guaranteed to pay an amount up to $6 million in respect of amounts related to the former general contractor claims and litigation expenses as they relate to such claims.  On July 28, 2011, the parties executed a settlement agreement.  The settlement does not require the Sponsor Guaranty to be drawn upon and the Sponsor Guaranty terminated following payment of the settlement amount and release of all associated liens.

As of June 30, 2011, UI would have had to post approximately $12.3 million in collateral pursuant to its wholesale power supply arrangements if certain conditions existed at that time.  See “– Major Influences on Financial Condition – Electric Distribution and Transmission – Power Supply Arrangements” for additional information.

Financial Covenants

UIL Holdings and its subsidiaries are required to comply with certain covenants in connection with their respective loan agreements.  The covenants are normal and customary in bank and loan agreements, and UIL Holdings and its subsidiaries were in compliance with such covenants as of June 30, 2011.

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

CRITICAL ACCOUNTING POLICIES

UIL Holdings’ Consolidated Financial Statements are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty.  Investors need to be aware of these policies and how they impact UIL Holdings’ financial reporting to gain a more complete understanding of UIL Holdings’ Consolidated Financial Statements as a whole, as well as management’s related discussion and analysis presented herein.  While UIL Holdings believes that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010 are those that depend most heavily on these judgments and estimates.  At June 30, 2011, there have been no material changes to any of the Critical Accounting Policies described therein.

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

As of June 30, 2011, UIL Holdings had certain guarantee contracts outstanding for which no liability has been recorded in the Consolidated Financial Statements.  Refer to Part I, Item 1, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (J), Commitments and Contingencies,” of this Quarterly Report on Form 10-Q for further discussion of such guarantees.

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

RESULTS OF OPERATIONS

Use of Non-GAAP Measures

Within the “Results of Operations” section of this Quarterly Report on Form 10-Q, tabular presentations are provided showing a comparison of UIL Holdings’ net income and earnings per share (EPS) for the three and six month periods ended June 30, 2011 and 2010.  The amounts presented show the EPS for each of UIL Holdings’ lines of business, as well as non-utility activities and acquisition and closing related expenses, calculated by dividing the income of each line of business by the average number of shares of UIL Holdings’ common stock outstanding for the quarterly periods presented.  UIL Holdings believes this information is useful in understanding the fluctuations in earnings per share between the current and prior year periods.

Second Quarter 2011 vs. Second Quarter 2010

UIL Holdings’ net income was $14.2 million, or $0.28 per share, an increase of $2.7 million, and a decrease of $0.10 per share, compared to the second quarter of 2010.  Excluding the after-tax impact of the Acquisition and the impact of the earnings dilution associated with the September 2010 equity issuance, net income for the second quarter 2011 was $0.62 per share.  The table below presents a comparison of UIL Holdings’ net income and EPS for the second quarters of 2011 and 2010.

The gas distribution business had a net loss of $1.5 million for the quarter, consistent with the seasonal nature of the gas business.  The financial results for the second quarter of 2010 do not include the operations of the Gas Companies which were acquired in the fourth quarter of 2010.

	Quarter Ended	Quarter Ended	2011 More (Less)
	June 30, 2011	June 30, 2010	than 2010

Net Income (Loss) (In Millions except per share amounts)

Electric Distribution and Transmission	$19.0	$16.1	$2.9
Non-Utility excluding the impact of the Acquisition	(0.1)	(0.3)	0.2
Net Income excluding the impact of the Acquisition	18.9	15.8	3.1
Gas Distribution	(1.5)	-	(1.5)
Non-Utility impact of the Acquisition (1)	(3.2)	(4.3)	1.1
Total Net Income	$14.2	$11.5	$2.7

EPS
Electric Distribution and Transmission	$0.37	$0.53	$(0.16)
Non-Utility excluding the impact of the Acquisition	-	(0.01)	0.01
Net Income excluding the impact of the Acquisition	0.37	0.52	(0.15)
Gas Distribution	(0.03)	-	(0.03)
Non-Utility impact of the Acquisition (1)	(0.06)	(0.14)	0.08
Total EPS - Basic	$0.28	$0.38	$(0.10)

Total EPS - Diluted	$0.28	$0.38	$(0.10)

EPS - Basic: Equity Issuance Impact
Net Income excluding the impact of the Acquisition	$0.37	$0.52	$(0.15)
September 2010 equity issuance	0.25	-	0.25
EPS excluding the impact of the Acquisition and September 2010 equity issuance	$0.62	$0.52	$0.10

(1) For the quarter ended June 30, 2011, non-utility impact of the Acquisition includes interest expense related to the October 2010 issuance of $450 million of debt used to partially fund the Acquisition. For the quarter ended June 30, 2010, non-utility impact of the
Acquisition includes acquisition related costs.

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

Overall, UI’s operating revenue decreased by $23.7 million, from $207.1 million in the second quarter of 2010 to $183.4 million in the second quarter of 2011.  Retail revenue decreased $13.8 million, which was primarily attributable to the impact of customers switching to alternate suppliers to supply the generation portion of their customer bill, which has no impact on net income.  During the second quarter of 2011, there was a 9.9% increase in kWh provided by alternate suppliers compared to the second quarter of 2010 which was primarily attributable to an average increase of 50,043 alternate supplier customers in the second quarter of 2011 compared to second quarter of 2010.  Decreases in distribution rates and sales volume also contributed to the decrease in retail revenue.  Retail sales decreased by 58 million kWh, from 1,364 million kWh in second quarter of 2010, to 1,306 million kWh in the second quarter of 2011.  Retail sales normalized for the weather impact decreased 30 million kWh, 1,325 million kWh in the second quarter of 2010, to 1,295 million kWh in the second quarter of 2011.  Other revenues decreased $9.9 million, which was primarily attributable to the net activity of the GSC “working capital allowance” due to timing differences, partially offset by higher transmission revenue as well as the distribution revenue decoupling adjustment.

Purchased power expense decreased by $16.3 million, from $53.6 million in the second quarter of 2010 to $37.3 million in the second quarter of 2011.  The decrease was primarily attributable to the impact of customers switching to alternate suppliers to supply the generation portion of their customer bill, as discussed above, partially offset by higher costs to procure power.  UI receives electricity to satisfy its standard service and supplier of last resort requirements through fixed-price purchased power agreements.  The variance does not impact net income as these costs are recovered through the GSC and Bypassable Federally Mandated Congestion Charges portion of UI’s unbundled retail customer rates.

UI’s O&M expenses decreased by $8.1 million, from $62.3 million in the second quarter of 2010, to $54.2 million in the second quarter of 2011.  The decrease was primarily attributable to decreases in payments to customers related to distributed generation grants which are recovered through rates.

UI’s transmission wholesale expenses increased by $2.3 million, from $15.3 million in the second quarter of 2010 to $17.6 million in the second quarter of 2011.  The increase was primarily attributable to higher regional transmission expenses, of which UI pays a portion based upon its relative load and which are recovered through rates.

UI’s depreciation and amortization decreased by $4.4 million, from $27.0 million for the second quarter of 2010 to $22.6 million in the second quarter of 2011.  The decrease was primarily attributable to decreased amortization of software and decreased amortization of the 2009 pension regulatory asset, which has been recovered through rates.

UI’s income (loss) from equity investments increased by $3.5 million, from ($0.9) million in the second quarter of 2010 to $2.6 million in the second quarter of 2011.  The increase was primarily attributable to income (loss) from the investment in GenConn.

The following discussion details variances which have the most significant impact on net income in the periods presented.  Distribution includes all electric utility revenue and expenses except for transmission.

Distribution

The distribution business had total net income of $11.1 million, an increase of $1.7 million, compared to the second quarter of 2010.  The increase in net income was primarily attributable to increased income from the investment in GenConn, partially offset by lower CTA rate base.

Transmission

The transmission business had total net income of $7.9 million, an increase of $1.2 million, compared to the second quarter of 2010.  The increase was primarily attributable to an increase in the AFUDC.

Non-Utility

UIL Holdings retains certain costs, primarily interest expense on holding company debt, at the holding company, or “corporate” level which are not allocated to its various subsidiaries.  UIL Corporate incurred net after-tax costs of $3.4 million, or $0.07 per share, in the second quarter of 2011 compared to net after-tax costs of $4.6 million, or

$0.15 per share, in the second quarter of 2010.  The decrease was primarily attributable to the absence in 2011 of acquisition related expenses incurred in the second quarter of 2010, partially offset by interest expense related to the October 2010 issuance of $450 million of public debt, the proceeds of which were used to partially fund the Acquisition.

First Six Months 2011 vs. First Six Months 2010

UIL Holdings’ net income was $66.2 million, or $1.31 per share, an increase of $38.8 million, or $0.40 per share, compared to the first six months of 2010.  Excluding the after-tax impact of the Acquisition and the impact of the earnings dilution associated with the September 2010 equity issuance, net income for the first six months of 2011 was $1.21 per share.  The table below presents a comparison of UIL Holdings’ net income and EPS for the first six months of 2011 and 2010.

The gas distribution business had net income of $35.9 million, primarily reflecting the colder than normal temperatures in the first quarter of 2011.  The financial results for the first six months of 2010 do not include the operations of the Gas Companies which were acquired in the fourth quarter of 2010.

	Six Months Ended	Six Months Ended	2011 More (Less)
	June 30, 2011	June 30, 2010	than 2010

Net Income (Loss) (In Millions except per share amounts)

Electric Distribution and Transmission	$37.4	$32.6	$4.8
Non-Utility excluding the impact of the Acquisition	(0.8)	(0.9)	0.1
Net Income excluding the impact of the Acquisition	36.6	31.7	4.9
Gas Distribution	35.9	-	35.9
Non-Utility impact of the Acquisition (1)	(6.3)	(4.3)	(2.0)
Total Net Income	$66.2	$27.4	$38.8

EPS
Electric Distribution and Transmission	$0.74	$1.08	$(0.34)
Non-Utility excluding the impact of the Acquisition	(0.01)	(0.03)	0.02
Net Income excluding the impact of the Acquisition	0.73	1.05	(0.32)
Gas Distribution	0.71	-	0.71
Non-Utility impact of the Acquisition (1)	(0.13)	(0.14)	0.01
Total EPS - Basic	$1.31	$0.91	$0.40

Total EPS - Diluted	$1.30	$0.90	$0.40

EPS - Basic: Equity Issuance Impact
Net Income excluding the impact of the Acquisition	$0.73	$1.05	$(0.32)
September 2010 equity issuance	0.48	-	0.48
EPS excluding the impact of the Acquisition and September 2010 equity issuance	$1.21	$1.05	$0.16

(1) For the six months ended June 30, 2011, non-utility impact of the Acquisition includes interest expense related to the October 2010 issuance of $450 million of debt used to partially fund the Acquisition. For the six months ended June 30, 2010, non-utility impact of the
Acquisition includes acquisition related costs.

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

Overall, UI’s operating revenue decreased by $45.7 million, from $427.4 million in the first six months of 2010 to $381.7 million in the first six months of 2011.  Retail revenue decreased $31.1 million, which was primarily attributable to the impact of customers switching to alternate suppliers to supply the generation portion of their customer bill, which has no impact on net income.  During the first six months of 2011, there was a 16.6% increase in kWh provided by alternate suppliers, compared to the first six months of 2011 which was primarily attributable to an average increase of 58,304 alternate supplier customers in the first six months of 2011, compared to the first six months of 2010.  The decrease in retail revenue was partially offset by increases in distribution rates and sales volume.  Retail sales decreased by 48 million kWh, from 2,734 million kWh in first six months of 2010, to 2,686 million kWh in the first six months of 2011.  Retail sales normalized for the weather impact decreased 42 million kWh, from 2,707 million kWh in the second quarter of 2010, to 2,665 million kWh in the first six months of 2011.  Other revenues decreased $14.8 million, which was primarily attributable to the net activity of the GSC “working capital allowance” due to timing differences, partially offset by higher transmission revenue as well as the distribution revenue decoupling adjustment.

Purchased power expense decreased by $42.3 million, from $128.9 million in the first six months of 2010 to $86.6 million in the first six months of 2011.  The decrease was primarily attributable to the impact of customers switching to alternate suppliers to supply the generation portion of their customer bill, as discussed above, partially offset by higher costs to procure power.  UI receives electricity to satisfy its standard service and supplier of last resort requirements through fixed-price purchased power agreements.  The variance does not impact net income as these costs are recovered through the GSC and Bypassable Federally Mandated Congestion Charges portion of UI’s unbundled retail customer rates.

UI’s O&M expenses decreased by $3.1 million, from $113.7 million in the first six months of 2010, to $110.6 million in the first six months of 2011.  The decrease was primarily attributable to decreases in payments to customers related to distributed generation grants which are recovered through rates.

UI’s transmission wholesale expenses increased by $3.8 million, from $30.8 million in the first six months of 2010 to $34.6 million in the first six months of 2011.  The increase was primarily attributable to higher regional transmission expenses, of which UI pays a portion based upon its relative load and which are recovered through rates.

UI’s depreciation and amortization decreased by $7.4 million, from $54.3 million for the first six months of 2010 to $46.9 million in the first six months of 2011.  The decrease was primarily attributable to decreased amortization of software and decreased amortization of the 2009 pension regulatory asset, which has been recovered through rates.

UI’s taxes, other than income taxes, increased $1.5 million, from $34.3 million in the first six months of 2010 to $35.8 million in the first six months of 2011.  The increase was primarily attributable to increases in property taxes due to increases in plant and equipment.

UI’s other income and deductions increased by $2.1 million, from $8.6 million in the first six months of 2010 to $10.7 million in the first six months of 2011.  The increase was primarily attributable to an increase in the allowance for funds used during construction (AFUDC).

UI’s interest expense increased by $1.6 million, from $19.1 million in first six months 2010 to $20.8 million in first six months 2011.  The increase was primarily attributable to increased long-term borrowings.

UI’s income (loss) from equity investments increased by $5.6 million, from ($0.9) million in the first six months of 2010 to $4.7 million in the first six months of 2011.  The increase was primarily attributable to income (loss) from the investment in GenConn.

The following discussion details variances which have the most significant impact on net income in the periods presented.  Distribution includes all electric utility revenue and expenses except for transmission.

Distribution

The distribution business had total net income of $21.8 million, an increase of $2.3 million, compared to the first six months of 2010.  The increase in net income was primarily attributable to increased income from the investment in GenConn, partially offset by lower CTA rate base.

Transmission

The transmission business had total net income of $15.6 million, an increase of $2.5 million, compared to the first six months of 2010.  The increase was primarily attributable to an increase in the AFUDC.

Non-Utility

UIL Holdings retains certain costs, primarily interest expense on holding company debt, at the holding company, or “corporate” level which are not allocated to its various subsidiaries.  UIL Corporate incurred net after-tax costs of $7.1 million, or $0.14 per share, in the first six months of 2011 compared to net after-tax costs of $5.2 million, or $0.17 per share, in the first six months of 2010.  The increase was primarily attributable to interest expense related to the October 2010 issuance of $450 million of public debt, the proceeds of which were used to partially fund the Acquisition, partially offset by the absence in 2011 of acquisition related expenses incurred in the first six months of 2010.

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

UIL Holdings carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of UIL Holdings’ disclosure controls and procedures as of June 30, 2011.  As of June 30, 2011, UIL Holdings’ Chief Executive Officer and its Chief Financial Officer concluded that its disclosure controls and procedures were effective and provided reasonable assurance that the disclosure controls and procedures accomplished their objectives.

Changes in Internal Control Over Financial Reporting

There have been no changes in UIL Holdings’ internal control over financial reporting during the three month period ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, UIL Holdings’ internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

UIL Holdings repurchased 21,639 shares of common stock in open market transactions to satisfy matching contributions for participants’ contributions into UI’s 401(k)/Employee Stock Ownership Plan in the form of UIL Holdings common stock as follows:

Period	Total Number of Shares Purchased*	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April	9,085	30.73	None	None
May	6,442	33.23	None	None
June	6,112	31.36	None	None
Total	21,639	31.77	None	None
* All shares were purchased in open market transactions.  The effects of these transactions did not change the number of outstanding shares of UIL Holdings’ common stock.

Item 6.  Exhibits.

(a)           Exhibits:

Exhibit No.	Description
3.1	Certificate of Incorporation of UIL Holdings Corporation, as amended through May 10, 2011.
10.2a	Agreement, effective May 16, 2011, between The United Illuminating Company and Local 470-1, Utility Workers Union of America, AFL-CIO.
10.2b	Supplemental Agreement, effective May 16, 2011, between The United Illuminating Company and Local 470-1, Utility Workers Union of America, AFL-CIO.
31.1	Certification of Periodic Financial Report.
31.2	Certification of Periodic Financial Report.
32	Certification of Periodic Financial Report.
101.INS 101.SCH 101.CAL 101.LAB 101.PRE 101.DEF
The following financial information from the UIL Holdings Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the SEC on August 4, 2011, is formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three and six month periods ended June 30, 2011 and 2010, (ii) the Consolidated Balance Sheet as of June 30, 2011 and December 31, 2010, (iii) the Consolidated Statement of Cash Flows for the six month periods ended June 30, 2011 and 2010 and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UIL HOLDINGS CORPORATION

Date 8/4/2011	/s/ Richard J. Nicholas
Richard J. Nicholas
Executive Vice President
and Chief Financial Officer