Form 10-Q
period 2011-09-30
UIL HOLDINGS CORP
filed 2011-11-03
CIK 1082510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________
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

The number of shares outstanding of the issuer’s only class of common stock, as of October 28, 2011 was 50,542,709.

INDEX

PART I.  FINANCIAL INFORMATION

Index

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements
UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(In Thousands except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Operating Revenues (Note F)
Electric distribution and transmission	$220,820	$236,274	$602,482	$663,663
Gas distribution	100,579	-	594,012	-
Non-utility	28	3	35	10
Total Operating Revenues	321,427	236,277	1,196,529	663,673
Operating Expenses
Operation
Purchased power	52,974	65,616	139,548	194,531
Natural gas purchased	48,714	-	341,594	-
Operation and maintenance	95,539	57,372	284,539	171,360
Transmission wholesale	25,180	23,434	59,809	54,249
Depreciation and amortization (Note F)	38,368	28,383	108,941	82,672
Taxes - other than income taxes (Note F)	26,399	20,238	87,806	54,534
Acquisition-related costs (Note A)	-	6,471	-	13,171
Total Operating Expenses	287,174	201,514	1,022,237	570,517
Operating Income	34,253	34,763	174,292	93,156

Other Income and (Deductions), net (Note F), (Note H)	8,392	5,591	18,661	14,551

Interest Charges, net
Interest on long-term debt	21,052	11,039	65,059	30,844
Other interest, net (Note F)	2,647	171	4,376	590
	23,699	11,210	69,435	31,434
Amortization of debt expense and redemption premiums	644	399	1,979	1,193
Total Interest Charges, net	24,343	11,609	71,414	32,627

Income Before Income Taxes, Equity Earnings	18,302	28,745	121,539	75,080

Income Taxes (Note E)	9,629	12,114	51,347	30,156

Income Before Equity Earnings	8,673	16,631	70,192	44,924
Income (loss) from Equity Investments	3,521	345	8,230	(544)

Net Income	12,194	16,976	78,422	44,380
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	14	-	42	-

Net Income attributable to UIL Holdings	$12,180	$16,976	$78,380	$44,380

Average Number of Common Shares Outstanding - Basic	50,643	32,176	50,597	30,743
Average Number of Common Shares Outstanding - Diluted	50,927	32,459	50,886	31,067

Earnings Per Share of Common Stock - Basic:	$0.24	$0.52	$1.55	$1.44

Earnings Per Share of Common Stock - Diluted:	$0.24	$0.52	$1.54	$1.42

Cash Dividends Declared per share of Common Stock	$0.432	$0.432	$1.296	$1.296

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2011 and 2010
(Thousands of Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net Income	$12,194	$16,976	$78,422	$44,380
Other Comprehensive Loss	(1,012)	-	(866)	-
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	14	-	42	-
Comprehensive Income	$11,168	$16,976	$77,514	$44,380

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

Index

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET
ASSETS
(In Thousands)
(Unaudited)

	September 30, 2011	December 31, 2010
Current Assets
Unrestricted cash and temporary cash investments	$26,300	$90,281
Restricted cash	5,891	2,399
Electric distribution and transmission accounts receivable less allowance of $3,400 and $3,600, respectively	96,256	93,702
Gas distribution accounts receivable less allowance of $8,760 and $6,971, respectively	84,361	112,290
Unbilled revenues	52,734	81,659
Current regulatory assets	87,414	115,848
Natural gas in storage, at average cost	107,098	108,080
Materials and supplies, at average cost	9,030	6,755
Deferred income taxes	24,138	24,039
Refundable taxes, net	30,204	10,165
Prepayments	22,462	16,690
Current portion of derivative assets (Note A), (Note K)	10,375	6,057
Other current assets	8,218	29,456
Total Current Assets	564,481	697,421

Other Investments
Equity investment in Related Party (Note H)	132,860	62,786
Other	21,429	22,931
Total Other Investments	154,289	85,717

Net Property, Plant and Equipment	2,498,825	2,327,450

Regulatory Assets (future amounts due from customers through the ratemaking process)	956,545	925,889

Deferred Charges and Other Assets
Unamortized debt issuance expenses	17,206	19,238
Related party note receivable (Note H)	-	61,983
Other long-term receivable	1,279	1,281
Derivative assets (Note A), (Note K)	74,359	28,131
Goodwill (Note N)	302,184	298,890
Other	13,138	9,433
Total Deferred Charges and Other Assets	408,166	418,956

Total Assets	$4,582,306	$4,455,433

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

Index

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET
LIABILITIES AND CAPITALIZATION
(In Thousands)
(Unaudited)

	September 30, 2011	December 31, 2010
Current Liabilities
Line of credit borrowings	$138,000	$7,000
Current portion of long-term debt	13,802	154,114
Accounts payable	165,947	199,816
Dividends payable	21,846	21,801
Accrued liabilities	70,448	80,488
Current regulatory liabilities	45,743	53,601
Interest accrued	24,599	22,868
Current portion of derivative liabilities (Note A), (Note K)	28,306	13,246
Total Current Liabilities	508,691	552,934

Noncurrent Liabilities
Pension accrued	206,452	265,564
Connecticut Yankee contract obligation	15,030	17,175
Other post-retirement benefits accrued	92,985	89,813
Derivative liabilities (Note A), (Note K)	259,418	129,560
Other	73,324	75,119
Total Noncurrent Liabilities	647,209	577,231

Deferred Income Taxes (future tax liabilities owed to taxing authorities)	418,719	354,164

Regulatory Liabilities (future amounts owed to customers through the ratemaking process)	362,023	382,366

Commitments and Contingencies (Note J)

Capitalization (Note B)
Long-term debt, net of unamortized discount and premium	1,551,478	1,511,768

Preferred Stock of Subsidiary
Redeemable preferred stock, noncontrolling interests	750	828

Common Stock Equity
Common stock	930,662	927,494
Paid-in capital	19,122	17,026
Retained earnings	144,352	131,456
Accumulated other comprehensive income (loss)	(700)	166
Net Common Stock Equity	1,093,436	1,076,142

Total Capitalization	2,645,664	2,588,738

Total Liabilities and Capitalization	$4,582,306	$4,455,433

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

Index

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash Flows From Operating Activities
Net income	$78,422	$44,380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110,920	83,856
Deferred income taxes	53,876	13,475
Stock-based compensation expense (Note A)	4,326	3,086
Pension expense	30,380	20,287
Allowance for funds used during construction (AFUDC) - equity	(7,657)	(4,716)
Undistributed (earnings) losses in equity investments	(8,650)	400
Other non-cash items, net	10,810	7,987
Changes in:
Accounts receivable, net	33,846	(22,598)
Unbilled revenues	28,955	9,457
Prepayments	(5,708)	(4,061)
Accounts payable	(33,133)	3,193
Interest accrued	2,074	174
Taxes accrued	(18,456)	7,043
Accrued liabilities	(10,220)	(3,789)
Accrued pension	(71,264)	(4,940)
Other assets	(1,208)	(176)
Other liabilities	(11,755)	1,582
Total Adjustments	107,136	110,260
Net Cash provided by Operating Activities	185,558	154,640

Cash Flows from Investing Activities
Related party note receivable (Note H)	(1,050)	(9,200)
Plant expenditures including AFUDC debt	(226,936)	(130,545)
Acquisition of gas companies, net of cash acquired (Note N)	11,211	-
Changes in restricted cash	(3,492)	2,053
Deposits in New England East West Solution (NEEWS) (Note C)	(1,623)	-
Other	1,374	144
Net Cash (used in) Investing Activities	(220,516)	(137,548)

Cash Flows from Financing Activities
Issuances of common stock	-	501,534
Issuances of long-term debt	51,050	109,000
Payments on long-term debt	(145,118)	(59,826)
Line of credit borrowings (repayments)	131,000	-
Payment of common stock dividend	(65,439)	(38,843)
Other	(516)	(846)
Net Cash provided by (used in) Financing Activities	(29,023)	511,019

Unrestricted Cash and Temporary Cash Investments:
Net change for the period	(63,981)	528,111
Balance at beginning of period	90,281	15,269
Balance at end of period	$26,300	$543,380

Non-cash investing activity:
Plant expenditures included in ending accounts payable	$45,553	$29,336
Related party note receivable (Note H)	$62,989	$55,540
Equity investment in Related Party (Note H)	$(62,989)	$(55,540)

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

In July 2011, as a result of Connecticut Public Act 11-80 (PA 11-80), the Department of Energy and Environmental Protection (DEEP) was created by merging the Department of Environmental Protection (DEP) and the Department of Public Utility Control (DPUC).  As part of the reorganization, the DPUC became the Public Utilities Regulatory Authority (PURA) and, as PURA, it will continue to be responsible for the rate review and compliance of regulated utilities in Connecticut, including electric and gas.  The term PURA will be used in this filing to refer to PURA’s future actions as well as the actions of its predecessor organization, the DPUC and the term DEEP will be used in this filing to refer to DEEP’s actions as well as the actions of its predecessor organization, the DEP.

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

UI is also a 50-50 joint venturer with NRG Energy, Inc. (NRG) in GCE Holding LLC, whose wholly owned subsidiary, GenConn Energy LLC (GenConn) was chosen by PURA to build and operate new peaking generation plants in Devon (GenConn Devon) and Middletown (GenConn Middletown), to help address Connecticut’s need for power generation during the heaviest load periods.

Basis of Presentation

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).  Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted in accordance with Securities and Exchange Commission (SEC) rules and regulations.  UIL Holdings believes that the disclosures made are adequate to make the information presented not misleading.  The information presented in the Consolidated Financial Statements reflects all adjustments which, in the opinion of UIL Holdings, are necessary for a fair statement of the financial position and results of operations for the interim periods described herein.  All such adjustments are of a normal and recurring nature.  The results for the nine month period ended September 30, 2011 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2011.  The comparative results for the nine month period ended September 30, 2010 do not include the operations of the Gas Companies.

Certain immaterial amounts that were reported in the Consolidated Financial Statements in previous periods have been reclassified to conform to the current presentation.

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

Derivatives

UIL Holdings’ regulated subsidiaries are party to contracts and involved in transactions that have been determined to be derivatives and are discussed below.

The fair value of the gross derivative assets and liabilities as of September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011
	(In Thousands)
	Current Assets	Deferred Charges and Other Assets	Current Liabilities	Noncurrent Liabilities

Derivative assets/(liabilities), gross	$10,375	$74,359	$(28,306)	$(259,418)

	December 31, 2010
	(In Thousands)
	Current Assets	Deferred Charges and Other Assets	Current Liabilities	Noncurrent Liabilities

Derivative assets/(liabilities), gross	$6,057	$28,131	$(13,246)	$(129,560)

Contracts for Differences (CfDs)

As directed by PURA, UI and CL&P each executed two CfDs.  The cost of the contracts will be paid by customers and will be subject to a cost-sharing agreement whereby approximately 20% of the cost is borne by UI customers and approximately 80% by CL&P customers.  As of September 30, 2011, UI has recorded the following amounts in the accompanying Consolidated Balance Sheet related to its CfDs:  a gross derivative asset of $84.7 million, a regulatory asset of $203.0 million and a gross derivative liability of $287.7 million ($181.8 million of which related to its portion of CL&P’s derivative liabilities).  See Note (K) “Fair Value Measurements” for additional CfD information.

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

The unrealized gains and losses from mark-to-market adjustments to derivatives recorded in regulatory assets or regulatory liabilities for the three and nine month periods ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In Thousands)		(In Thousands)

Regulatory Assets - Derivative liabilities	$17,753	$21,006	$88,289	$(36,547)

Regulatory Liabilities - Derivative assets	$(11)	$502	$5,737	$409

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Earnings per Share

The following table presents a reconciliation of the basic and diluted earnings per share calculations for the three and nine month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In Thousands, except per share amounts)
Numerator:
Net Income attributable to UIL Holdings	$12,180	$16,976	$78,380	$44,380
Less: Net income allocated to unvested units	25	51	167	155
Net Income attributable to common shareholders	$12,155	$16,925	$78,213	$44,225

Denominator:
Basic average number of shares outstanding	50,643	32,176	50,597	30,743
Effect of dilutive securities	284	283	289	324
Diluted average number of shares outstanding	50,927	32,459	50,886	31,067

Earnings per share:
Basic	$0.24	$0.52	$1.55	$1.44
Diluted	$0.24	$0.52	$1.54	$1.42

As of September 30, 2011, options to purchase an average amount of 89,336 shares of common stock were outstanding but not included in the three or nine-month computations of diluted earnings per share, because the options’ exercise prices were greater than the average market price of the common shares during the three and nine month periods ended September 30, 2011.  As of September 30, 2010, options to purchase an average amount of 136,945 and 98,079 shares of common stock were outstanding but not included in the three or nine month respective computations of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares during the three and nine month periods ended September 30, 2010.

Equity Investments

In February 2008, UI and an NRG affiliate formed GenConn, a 50-50 joint venture, for the purpose of constructing peaking generation plants in Connecticut.  UI’s investment in GenConn is being accounted for as an equity investment, the carrying value of which was $132.9 million and $62.8 million as of September 30, 2011 and December 31, 2010, respectively.  The loans UI made to GenConn for the construction of GenConn Middletown of approximately $63 million were converted into equity in July 2011.

UI’s income (loss) from its equity investment in GenConn was $8.2 million and ($0.5) million for the nine month periods ended September 30, 2011 and 2010, respectively.  For the three month periods ended September 30, 2011 and 2010, such income was $3.5 million and $0.4 million, respectively.  UI received distributions of $3.1 million and $2.2 million from GenConn in September 2011 and October 2011, respectively.

Income Taxes

Effective as of January 1, 2011, UIL Holdings changed its method of accounting for income taxes for interim reporting periods from the discrete-period approach to the estimated annual effective tax rate approach as defined in ASC 740 “Income Taxes.”  The change conforms the methodology for determining income tax expense for interim periods for UIL Holdings and all of its subsidiaries.  The change in accounting is being reflected in the interim financial statements through retrospective application and does not impact annual reporting.  The impact of this change for the three and nine month periods ended September 30, 2010 was a reduction of income tax expense of $0.7 million and $1.9 million, respectively.

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Regulatory Accounting

UIL Holdings’ regulatory assets and liabilities as of September 30, 2011 and December 31, 2010 included the following:

	Remaining Period	September 30, 2011	December 31, 2010
		(In Thousands)
Regulatory Assets:
Nuclear plant investments – above market	(a)	$278,054	$293,388
Income taxes due principally to book-tax differences	(b)	2,574	11,910
Connecticut Yankee	5 years	15,030	17,175
Unamortized redemption costs	11 to 23 years	13,106	13,708
Pension and other post-retirement benefit plans	(c)	321,378	351,610
Environmental remediation costs	4 to 5 years	17,363	17,285
Customer rate surcharge	(g)	19,038	12,816
Low income program	(h)	37,727	40,674
Debt premium	1 to 27 years	50,124	56,865
Deferred purchased gas	(i)	-	26,650
Deferred income taxes	(j)	11,659	5,859
Unfunded future income taxes	(j)	12,797	25,684
Contracts for differences	(d)	202,997	114,662
Excess generation service charge	(e)	5,957	8,711
Storm costs	(l)	27,080	7,460
Other	(b)	29,075	37,280
Total regulatory assets		1,043,959	1,041,737
Less current portion of regulatory assets		87,414	115,848
Regulatory Assets, Net		$956,545	$925,889

Regulatory Liabilities:
Accumulated deferred investment tax credits	33 years	$4,795	$4,905
Deferred gain on sale of property	(a)	37,798	37,798
Middletown/Norwalk local transmission network service collections	39 years	22,691	23,121
Pension and other post-retirement benefit plans	4 to 8 years	23,231	33,685
Deferred income taxes	(j)	15,584	29,793
Asset retirement obligation	(k)	7,735	8,451
Deferred purchased gas	(i)	4,024	-
Asset removal costs	(b)	224,405	219,121
Deferred transmission expense	(f)	27,498	27,036
Other	(b)	40,005	52,057
Total regulatory liabilities		407,766	435,967
Less current portion of regulatory liabilities		45,743	53,601
Regulatory Liabilities, Net		$362,023	$382,366

(a)
Asset/Liability relates to the Competitive Transition Assessment (CTA).  Total CTA costs recovery is currently projected to be completed in 2015, with stranded cost amortization expected to end in 2013.  The remaining balances will be fully offset by amounts primarily included in income taxes due principally to book-tax differences.

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

(e)	Working capital allowance for generation service charge; this amount fluctuates based upon cash inflows and outflows in a given period.

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(f)	Regulatory asset or liability which defers transmission income or expense and fluctuates based upon actual revenues and revenue requirements.
(g)	Deferral of revenue received for excess refund of overearnings to be recovered over 2 - 3 years.
(h)	Various hardship and payment plan programs approved for recovery.
(i)	Deferred purchase gas costs balances at the end of the rate year are normally recorded/returned in the next year.
(j)	The balance will be extinguished when the asset or liability has been realized or settled, respectively.
(k)	The liability will be extinguished simultaneous with the retirement of the assets and settlement of the corresponding asset retirement obligation.
(l)	Storm costs include accumulated costs for major storms occurring from January 2009 forward. UI will seek recovery of these costs in future rate proceedings.

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

Total stock-based compensation expense for the nine month periods ended September 30, 2011 and 2010 was $4.3 million and $3.1 million, respectively. Total stock-based compensation expense for each of the three month periods ended September 30, 2011 and 2010 was $1.0 million.

Variable Interest Entities

UIL Holdings has identified GenConn as a variable interest entity (VIE), which is accounted for under the equity method.  UIL Holdings is not the primary beneficiary of GenConn, as defined in ASC 810 “Consolidation,” because it shares control of all significant activities of GenConn with its joint venturer, NRG.  As such, GenConn is not subject to consolidation.  GenConn recovers its costs through contract for difference agreements, which are cost of service based and have been approved by PURA.  As a result, with the achievement of commercial operation by GenConn Devon and GenConn Middletown, UIL Holdings’ exposure to loss is primarily related to the potential for unrecovered GenConn operating or capital costs in a regulatory proceeding, of which 50% would be passed through to UIL Holdings.  Such exposure to loss cannot be determined at this time. For further discussion of GenConn, see “–Equity Investments” as well as Note (C) “Regulatory Proceedings – Electric Distribution and Transmission – Equity Investment in Peaking Generation.”

Weather Insurance Contracts

On October 20, 2011, SCG and CNG each entered into weather insurance contracts for the winter period of November 1, 2011 through April 30, 2012 in order to provide financial protection from significant weather fluctuations.  According to the terms of each contract, if temperatures are warmer than normal for the contract period, SCG and CNG will each receive a payment, up to the maximum amount allowed under the contract of $3.0 million; however, if temperatures are colder than normal for the contract period, SCG and CNG will each make a payment of up to a maximum of $2.0 million.  The premiums paid are amortized over the terms of the contracts.  The fair value of the contracts will be carried on the balance sheet as appropriate with changes in value recorded to the income statement as Other Income and (Deductions).

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

New Accounting Pronouncements

In May 2011, the FASB issued amendments to ASC 820 “Fair Value Measurements and Disclosures.”  Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and others change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  This guidance is effective during interim and annual periods beginning after December 15, 2011 and is to be applied on a prospective basis.  UIL Holdings expects that the implementation of this guidance will not have a material impact on its consolidated financial statements.

In June 2011, the FASB issued updated guidance to ASC 220 “Comprehensive Income” which allows entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This guidance, which is to be applied retrospectively, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  UIL Holdings expects that the implementation of this guidance will not have an impact on its consolidated financial statements.

In September 2011, the FASB issued amendments to ASC 350 “Intangibles-Goodwill and Other” which allow an entity to assess qualitatively whether it is necessary to perform the current two-step goodwill impairment test.  Performance of the two-step impairment test is required only if an entity determines it is more-likely-than-not that a reporting unit's fair value is less than its carrying amount.  Otherwise, no further testing is required.  This guidance is effective for annual and interim goodwill tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted.  UIL Holdings will consider early adoption when the annual goodwill impairment testing is performed in the fourth quarter of 2011.  UIL Holdings expects that the implementation of this guidance will not have a material impact on its consolidated financial statements.

(B)  CAPITALIZATION

Common Stock

UIL Holdings had 50,542,709 shares of its common stock, no par value, outstanding at September 30, 2011.

Long-Term Debt

In February 2011, UIL Holdings repaid, upon maturity, the outstanding balances of its 7.23% Series A Senior Notes totaling $4.3 million and its 7.38% Series B Senior Notes totaling $45 million.

In May 2011, Berkshire repaid, upon maturity, the outstanding balance of its 4.76% unsecured notes totaling $3.0 million.

In July 2011, UI repaid, upon maturity, approximately $63 million of borrowings under its equity bridge loan relating to GenConn (EBL).  The EBL was used by UI to fund its commitments as a 50-50 joint venturer in GenConn.

On August 29, 2011, SCG entered into a note purchase agreement with a group of institutional accredited investors providing for the sale to such investors of (1) secured 3.88% medium-term notes due September 22, 2021 (constituting a series of first mortgage bonds) in the principal amount of $25 million,  and (2) secured  5.39% medium-term notes due September 22, 2041 (constituting a series of first mortgage bonds) in the principal amount of $25 million.  Such notes were issued on September 22, 2011.

In September 2011, SCG repaid, upon maturity, the outstanding balance of its 6.59% senior secured medium term notes totaling $30 million.

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(C)  REGULATORY PROCEEDINGS
Electric Distribution and Transmission

Tropical Storm Irene, which passed through Connecticut on August 28, 2011, caused extensive damage to the electric system in UI’s service territory and left approximately 158,000 of UI’s estimated 325,000 customers without electricity. PURA has opened an investigation of the service response and communications of UI, among other utilities, following power outages resulting from Tropical Storm Irene.  In accordance with PURA regulatory decisions and past storm cost guidance, UI has established a regulatory asset for its storm-related expenses.  As of September 30, 2011, UI’s estimate of the cost of repairing the damage and restoring service to customers is approximately $20 million, of which approximately $4 million has been capitalized.  UI expects to seek recovery of these costs in future rate proceedings.

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

On April 1, 2010, UI filed its ratemaking proposal and underlying decoupling analysis for the 2009 rate year ended February 3, 2010.  On September 1, 2010, PURA issued its final decision in this matter approving a decoupling charge totaling approximately $1.6 million to be recovered from ratepayers over a twelve month period commencing in October 2010.  In addition to the decoupling charge, PURA also approved a pension and earnings sharing over-recovery credit totaling approximately $3.6 million to be refunded to ratepayers over the same twelve month period commencing in October 2010.  PURA also approved the continuance of the decoupling pilot program beyond the 2010 rate year and until such time that a final decision is reached regarding whether to continue, modify or terminate the decoupling mechanism.  UI filed its 2010 rate year decoupling results with PURA on April 4, 2011 and on August 31, 2011 PURA issued a final decision approving a decoupling adjustment totaling approximately $1.4 million to be credited to ratepayers over a twelve month period beginning in October 2011 and extending the decoupling pilot until UI’s next general rate proceeding.

In December 2010, UI received a letter ruling approving rates effective January 1, 2011 incorporating the 2009 distribution rate changes mentioned above along with previously approved changes to the Generation Services Charges (GSC), Non-Bypassable Federally Mandated Congestion Charges, transmission and systems benefits charges.  Additionally, last resort service GSC rates have been approved for the period through December 31, 2011.  On June 23, 2011, PURA approved revised retail transmission rates, effective July 1, 2011.

Power Supply Arrangements

UI has wholesale power supply agreements in place for the supply of all of its standard service customers for all of 2011 and 2012 and 20% of 2013.  Supplier of last resort service is procured on a quarterly basis.  UI determined that its contracts for standard service and supplier of last resort service are derivatives under ASC 815 “Derivatives and Hedging” and also qualify for the “normal purchase, normal sale” exception under ASC 815.  As such, UI regularly assesses the accounting treatment for its power supply contracts.  These wholesale power supply agreements contain default provisions that include required performance assurance, including certain collateral obligations, which take effect if UI’s credit rating on senior debt falls below investment grade.  In October 2011, Moody’s Investor Services released its updated credit opinion for UI and maintained its Baa2 rating with a stable outlook.  In May 2011, Standard & Poor’s released its updated credit opinion for UI, maintaining its BBB rating with a stable outlook.  If UI’s credit rating were to decline one rating and UI were to be placed on negative credit watch, monthly amounts due and payable to the power suppliers would be accelerated to semi-monthly payments.  UI’s credit rating would have to decline two ratings to fall below investment grade at either rating service.  If this were to occur, UI would have to deliver collateral security in an amount equal to the receivables due to the sellers for the thirty day period immediately preceding the default notice.  If such a situation had been in effect as of September 30, 2011, UI would have had to post approximately $12.3 million in collateral.

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Transmission Return on Equity (ROE)

On September 30, 2011, several New England governmental entities, including PURA, the Connecticut Attorney General and the Connecticut Office of Consumer Counsel (collectively, the complainants), filed a complaint with the Federal Energy Regulatory Commission (the FERC) against ISO-NE and New England transmission owners, including UI, claiming that the current approved base ROE on transmission investments of 11.14% is not just and reasonable and seeking a reduction of the base ROE to 9.20%.  While the FERC has not yet set a refund effective date, complainants have agreed, at ISO-NE’s request, to a refund effective date of October 1, 2011.  The New England transmission owners filed their response to the complaint on October 20, 2011, opposing any change to the base ROE as unsupported.  UI is unable to predict the outcome of this proceeding at this time.

New England East-West Solution

Pursuant to an agreement with CL&P (the Agreement), UI has the right to invest in, and own transmission assets associated with, the Connecticut portion of CL&P’s New England East West Solution (NEEWS) projects to improve regional energy reliability.  NEEWS consists of four inter-related transmission projects being developed by subsidiaries of Northeast Utilities (NU), the parent company of CL&P, in collaboration with National Grid USA.  Three of the projects have portions sited in Connecticut:  (1) the Greater Springfield Reliability Project, (2) the Interstate Reliability Project and (3) the Central Connecticut Reliability Project.  In May 2011, the FERC issued an order authorizing NU’s recovery of return on 100% of the transmission construction work in progress costs for the NEEWS projects, which resulted in a change in NU’s NEEWS project cost estimate.

Under the terms of the Agreement, UI has the option to make quarterly deposits to CL&P in exchange for ownership of specific transmission assets as they are placed in service.  UI has the right to invest up to the greater of $60 million or an amount equal to 8.4% of CL&P’s costs for the Connecticut portions of the NEEWS projects.  Based upon the current projected costs, this amount is approximately $60 million.  As assets are placed in service, CL&P will transfer title to certain transmission assets to UI in proportion to its investments, but CL&P will continue to maintain these portions of the transmission system pursuant to an operating and maintenance agreement with UI.  Also, under the terms of the Agreement, there are certain circumstances under which CL&P can terminate the Agreement. Such termination would have no affect on the assets previously transferred to UI.

Through September 30, 2011, UI has made deposits totaling $8.9 million in NEEWS and expects to make the remaining deposits over a period of three to five years, depending on the timing and amount of CL&P’s capital expenditures and the projects’ in service dates.

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

GenConn filed a revenue requirements request with PURA on July 29, 2011, seeking approval of 2012 revenue requirements for the period commencing January 1, 2012 for both the GenConn Devon and GenConn Middletown facilities.  A final decision on this request is expected by the end of 2011.

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Gas Distribution

Rates

SCG and CNG

In July and August 2009, PURA issued final decisions in rate cases for CNG and SCG, respectively.  Subsequent to the issuance of these final decisions, both CNG and SCG appealed the PURA orders to the Connecticut superior court.  The rates established in the 2009 decisions, and certain other orders, were stayed by stipulation pending the resolution of the appeals.  In April 2010, the Connecticut superior court ruled in favor of PURA and dismissed the appeals.  CNG and SCG appealed the superior court's dismissal to the Connecticut supreme court.  On March 24, 2011, SCG, CNG and the Office of Consumer Counsel filed a motion with PURA to reopen the SCG and CNG rate cases for the purposes of reviewing and approving a settlement agreement.  On April 13, 2011, PURA reopened the rate cases and on August 3, 2011 issued a final decision.  PURA's final decision approves the settlement agreement, except for minor modifications, including removing the provision that would have combined SCG and CNG for ratemaking purposes without further PURA approval.  The final decision resolves all pending issues related to the rate case appeals and terminates the SCG potential overearnings investigation.  Among other things, it results in the removal for monitoring purposes of the ten basis point penalty originally imposed at both companies for billing issues which have since been remediated resulting in authorized ROEs of 9.41% and 9.36% for CNG and SCG respectively.  Additionally, the companies will be allowed to recover carrying charges on the excess interim rate decrease over-credited to customers during the stay of the rate case decisions while on appeal.  Recoverable carrying charges of approximately $2.2 million were recorded in the third quarter of 2011 and are included in “Other Income and (Deductions)” in UIL Holdings’ Consolidated Statement of Income.  Monthly recognition of carrying charges will continue until the outstanding surcharge balance, which is being collected during the non-winter months (April – November) through November 2012, is extinguished.  The rate case appeals were withdrawn in September 2011 and stays are no longer in effect.

Berkshire

Berkshire’s rates are established by the Massachusetts Department of Public Utilities (DPU).  Berkshire is currently operating under a 10-year rate plan approved by the DPU and which expires on January 31, 2012, pursuant to which Berkshire’s rates can be adjusted annually.  The ROE approved in Berkshire’s rate plan is 10.5%.

Approval for the Issuance of Debt

On July 5, 2011, PURA approved SCG’s application requesting approval of the issuance of up to $50 million of secured medium-term notes (MTNs) to be priced at a fixed coupon rate not to exceed 7.0% and with maturities ranging from one to 40 years.  The proceeds from the sale of the MTNs may be used by SCG for the following purposes:  (1) to refinance $30 million principal amount of maturing existing debt; (2) to finance capital expenditures; (3) for working capital purposes; and (4) for general corporate purposes.  In September 2011, SCG issued $50 million of debt according to the terms and conditions approved by PURA.  See Note (B) “Capitalization – Long-Term Debt” for further information.

Gas Supply Arrangements

In November 2010, the Tennessee Gas Pipeline Company (Tennessee), a pipeline on which the Gas Companies hold firm transportation contracts, filed a FERC rate case proposing significant rate increases across their entire system which runs from south Texas through New England.  In December 2010, the FERC issued an order setting the Tennessee rate proceeding for hearing and suspended the proposed rate increase until June 1, 2011.  On that date the rates were placed into effect by Tennessee subject to refund to final rates determined through the federal regulatory process.  These rates are nearly double the pre-existing rates for reserving pipeline capacity on Tennessee, but provide lower variable costs, resulting in a significant net cost increase.  On September 30, 2011 Tennessee made a FERC filing seeking approval of a settlement of the issues in the case reached by the active parties, including FERC staff and the Gas Companies.  If approved, rates will be reduced effective as of November 1, 2011 and refunds will be provided for the period of June 1, 2011 through October 31, 2011.  The settlement would not have an impact on earnings as the cost of gas is included in customer rates through a purchased gas adjustment mechanism in place at the Gas Companies.  Tennessee represented in its September 30, 2011 settlement filing that it is not aware of any active party in the proceeding that opposes the September 30, 2011 settlement.

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(D)  SHORT-TERM CREDIT ARRANGEMENTS

As of September 30, 2011, $138 million of borrowings were outstanding under the revolving credit agreement, dated as of November 17, 2010, entered into by and among UIL Holdings, UI, CNG, SCG and Berkshire, together with a group of banks named therein (the Credit Facility).  Under the Credit Facility, UIL Holdings has outstanding standby letters of credit in the aggregate amount of $3.9 million, which expire on January 31, 2012 and June 16, 2012, but can be extended under a provision that automatically extends letters of credit for one year periods from the expiration date (or any future expiration date), unless the issuer bank elects not to extend.  In addition, UI has an outstanding standby letter of credit in the amount of $0.4 million, which expires on December 31, 2011.  Available credit under the Credit Facility at September 30, 2011 totaled $257.7 million for UIL Holdings and its subsidiaries in the aggregate.  UIL Holdings records borrowings under the Credit Facility as short-term debt, but the Credit Facility provides for longer term commitments from banks allowing UIL Holdings to borrow and reborrow funds, at its option, until its expiration on November 17, 2014, thus affording UIL Holdings flexibility in managing its working capital requirements.

As of September 30, 2011, UIL Holdings had no short-term borrowings outstanding under its money market loan arrangement with JPMorgan Chase Bank.

(E) INCOME TAXES

The combined statutory federal and state income tax rate for UIL Holdings for the three and nine month periods ended September 30, 2011 and 2010 was 40.4%.

Differences in the treatment of certain transactions for book and tax purposes occur which cause the rate of UIL Holdings’ reported income tax expense to differ from the statutory tax rate described above.  The effective book income tax rates for the three and nine month periods ended September 30, 2011 were 44.1% and 39.6%, as compared to 41.6% and 40.5% for the three and nine month periods ended September 30, 2010.

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(F) Supplementary Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In Thousands)
Operating Revenues
Electric Distribution and Transmission:
Retail	$181,712	$212,405	$511,771	$573,532
Wholesale	133	270	324	331
Other operating revenue	38,975	23,599	90,387	89,800
Total Electric Distribution and Transmission Revenue	220,820	236,274	602,482	663,663
Gas Distribution:
Retail	80,331	N/A	510,799	N/A
Wholesale	17,596	N/A	55,108	N/A
Other operating revenue	2,652	N/A	28,105	N/A
Total Gas Distribution Revenue	100,579	N/A	594,012	N/A
Non-utility revenues:
Other	28	3	35	10
Total Operating Revenues	$321,427	$236,277	$1,196,529	$663,673

Depreciation and Amortization
Property, plant and equipment depreciation	$24,591	$11,968	$72,029	$38,114
Amortization of nuclear plant regulatory assets	13,416	13,055	34,340	35,584
Amortization of intangibles	12	10	35	33
Amortization of other regulatory assets	349	3,350	2,537	8,941
Total Amortization	13,777	16,415	36,912	44,558
Total Depreciation and Amortization	$38,368	$28,383	$108,941	$82,672

Taxes - Other than Income Taxes
Operating:
Connecticut gross earnings	$14,525	$13,897	$54,322	$35,849
Local real estate and personal property	9,375	5,177	25,845	14,209
Payroll taxes	2,507	1,164	7,869	4,476
Other	(8)	-	(230)	-
Total Taxes - Other than Income Taxes	$26,399	$20,238	$87,806	$54,534

Other Income and (Deductions), net
Interest income	$791	$1,115	$2,585	$3,178
Allowance for funds used during construction - equity	2,340	2,000	7,657	4,716
Allowance for funds used during construction - debt	2,303	1,252	6,579	3,228
Conservation & Load Management incentive	271	361	813	1,006
Energy generation and load curtailment incentives	15	-	55	882
ISO load response, net	601	411	509	1,463
Miscellaneous other income and (deductions) - net	2,071	452	463	78
Total Other Income and (Deductions), net	$8,392	$5,591	$18,661	$14,551

Other Interest, net
Notes Payable	$-	$20	$129	$84
Other	2,647	151	4,247	506
Total Other Interest, net	$2,647	$171	$4,376	$590

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(G)  PENSION AND OTHER BENEFITS

UI Pension Plan

The United Illuminating Company Pension Plan (the UI Pension Plan) covers the majority of employees of UIL Corporate and UI.  UI also has a non-qualified supplemental pension plan for certain employees and a non-qualified retiree-only pension plan for certain early retirement benefits.  During the nine months ended September 30, 2011, UIL Holdings contributed $48.1 million to the UI Pension Plan.  Additional contributions during the remainder of 2011 are expected to be approximately $4.1 million.

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

During the nine months ended September 30, 2011, UIL Holdings contributed $18.4 million to the Gas Company Plans.  Additional contributions during the remainder of 2011 are expected to be approximately $3.0 million.

The following tables represent the components of net periodic benefit cost for pension and other postretirement benefits (OPEB) for the three and nine month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$3,143	$1,781	$541	$340
Interest cost	10,120	5,272	1,659	982
Expected return on plan assets	(10,647)	(4,767)	(740)	(438)
Amortization of:
Prior service costs	162	162	(25)	(26)
Transition obligation (asset)	-	-	255	265
Actuarial (gain) loss	3,507	3,078	502	488
Net periodic benefit cost	$6,285	$5,526	$2,192	$1,611

	Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$9,430	$5,342	$1,622	$1,020
Interest cost	30,362	15,816	4,977	2,947
Expected return on plan assets	(31,941)	(14,300)	(2,222)	(1,315)
Amortization of:
Prior service costs	483	485	(76)	(77)
Transition obligation (asset)	-	-	765	794
Actuarial (gain) loss	10,523	9,232	1,506	1,463
Net periodic benefit cost	$18,857	$16,575	$6,572	$4,832

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

The following actuarial weighted-average assumptions were used in calculating net periodic benefit cost for the three and nine month periods ended September 30, 2011 and 2010:

	Three and Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
Discount rate	5.10%-5.35%	5.65% - 5.85%	5.15%-5.30%	5.80%
Average wage increase	3.50% -3.80%	3.80%	N/A	N/A
Return on plan assets	8.25%-8.50%	8.50%	6.83%-8.25%	8.50%
Composite health care trend rate (current year)	N/A	N/A	7.80%-8.50%	9.50%
Health care trend rate (2018 forward) (1)	N/A	N/A	4.50%-5.00%	5.00%

(1)	For the period ended September 30, 2010, the health care trend rate was applicable for 2019 forward.
N/A	– not applicable

(H)  RELATED PARTY TRANSACTIONS

UI is a 50-50 joint venturer with NRG in GCE Holding LLC, whose wholly owned subsidiary, GenConn, was chosen by PURA to build and operate new peaking generation plants to help address Connecticut’s need for power generation during the heaviest load periods.  GenConn executed a promissory note (the Loan) with UI under which UI advanced up to an aggregate principal amount of $48.5 million to fund GenConn’s construction and other cash needs until permanent financing was arranged.  In connection with the EBL obtained by UI and the project financing obtained by GenConn on April 27, 2009, all outstanding balances on the Loan were replaced by a new promissory note, the balance of which was converted to an equity investment in July 2011.  See Note (B) “Capitalization – Long-Term Debt” for further discussion regarding the EBL.  Additionally, $1.2 million and $2.8 million of interest income related to the promissory note are included in “Other Income and (Deductions), net” in the accompanying Consolidated Statements of Income, for the nine month periods ended September 30, 2011 and 2010, respectively, which is offset by the interest expense incurred by UI under the EBL.  For the three month periods ended September 30, 2011 and 2010, such interest income was $0.2 million and $1.0 million, respectively.

A director of UIL Holdings holds a beneficial interest in the building located at 157 Church Street, New Haven, Connecticut, where UI leases office space. UI’s lease payments for this office space for the nine month periods ended September 30, 2011 and 2010 totaled $7.0 million and $7.8 million, respectively.  For the three month periods ended September 30, 2011 and 2010, such lease payments totaled $2.0 million and $2.6 million, respectively.

(J)  COMMITMENTS AND CONTINGENCIES

Connecticut Yankee Atomic Power Company

UI has a 9.5% stock ownership share in the Connecticut Yankee Atomic Power Company (Connecticut Yankee), the carrying value of which was $0.2 million as of September 30, 2011.  In 1996, the Board of Directors of Connecticut Yankee voted unanimously to retire the Connecticut Yankee nuclear plant (the Connecticut Yankee Unit) from commercial operation.  Connecticut Yankee updates the cost of its remaining decommissioning activity, which consists primarily of ground water monitoring and nuclear fuel storage, at least annually, and provides UI with a projected recovery schedule depicting annual costs expected to be billed to UI, including a return on investment over the term of the projected recovery period.  The present value of these costs is calculated using UI’s weighted-average cost of capital and, after consideration of recoverability, recorded as a Connecticut Yankee Contract Obligation and a corresponding regulatory asset.  At September 30, 2011, UI has regulatory approval to recover in future rates (through the CTA) its $15.0 million regulatory asset for Connecticut Yankee over a term ending in 2015.

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

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

In 1998, Connecticut Yankee filed claims in the United States Court of Federal Claims seeking damages resulting from the breach of the 1983 contracts by the DOE.  In September 2010, the Court issued its decision and awarded Connecticut Yankee damages of $39.7 million for its spent fuel-related costs through 2001.  On November 8, 2010, the DOE appealed the decision to the United States Court of Appeals for the Federal Circuit and on November 19, 2010 Connecticut Yankee filed a notice of cross-appeal.  UI’s 9.5% ownership share would result in a receipt of approximately $3.8 million which, if awarded, would be refunded to customers.

In December 2007, Connecticut Yankee filed a second set of complaints against the DOE seeking unspecified damages incurred since January 1, 2002 for the DOE’s failure to remove Connecticut Yankee’s spent fuel.  In July 2009, Connecticut Yankee provided the DOE with a second set of damage claims totaling approximately $135 million for damages incurred from January 1, 2002 through December 31, 2008.  UI’s 9.5% ownership share would result in a receipt of approximately $12.8 million which, if awarded, would be refunded to customers.  As an interim measure until the DOE complies with its contractual obligation to dispose of Connecticut Yankee’s spent fuel, Connecticut Yankee constructed an independent spent fuel storage installation (ISFSI), utilizing dry-cask storage, on the site of the Connecticut Yankee Unit and completed the transfer of its Nuclear Waste to the ISFSI in 2005.

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

Site Decontamination, Demolition and Remediation Costs

In November 2010, the EPA made inquiry of UI regarding the storage of PCB materials from the time they were brought to UI’s Shelton, CT facility from the field until their shipment to an authorized disposal facility, during the period from 2006 through June of 2010, and the maintenance of an annual document log in connection with the storage.  The Company filed a response to this inquiry and subsequently received a letter of intent from the EPA to file an administrative complaint and assess a civil penalty.  In October 2011, UI paid a civil penalty of an immaterial amount.

In June 2006, UI executed an agreement with the City of Bridgeport and its Redevelopment Authority (the City) for the transfer of title of UI’s Steel Point property to the City.  Pursuant to a Memorandum of Understanding (MOU) among UI, the City, and the City’s selected developer for the property, the City and the developer released UI from any further liability with respect to the Steel Point property after title transferred, and the City and/or the developer has indemnified UI for environmental matters related to the Steel Point property.  The Steel Point property includes the land up to the bulkhead.  The MOU provides that there is no indemnity for liability related to contaminated harbor sediments, and UI is not aware of any such claims.  UI would seek to recover any uninsured costs related to such sediments that are UI’s responsibility, to the extent incurred, through the CTA, in accordance with the ratemaking treatment approved in PURA’s July 2006 decision.

A site on the Mill River in New Haven was conveyed by UI in 2000 to an unaffiliated entity, Quinnipiac Energy LLC (QE), reserving to UI permanent easements for the operation of its transmission facilities on the site.  At the time of the sale, a fund of approximately $1.9 million, an amount equal to the then-current estimate for remediation, was placed in escrow for purposes of bringing soil and groundwater on the site into compliance with applicable environmental laws.  As of September 30, 2011, approximately $0.1 million of the escrow fund remains.  QE has since sold the property to Evergreen Power, LLC (Evergreen Power) and Asnat Realty LLC (Asnat).  UI is unaware of what agreement was reached between QE and Evergreen Power and Asnat regarding future environmental liability or what remediation activity remains to be undertaken at the site.  In July 2008, Evergreen Power and Asnat submitted a claim to UI seeking compensation for environmental remediation on the property, including the existing building which remains on the site.   UI could be required by applicable environmental laws to complete the remediation of any subsurface contamination at the site if it is determined that QE and/or Evergreen Power and Asnat have not completed the appropriate environmental remediation at the site.  UI has not updated the original $1.9 million remediation estimate, and does not have specific knowledge of any remediation work done, or remaining to be done on behalf of QE or any subsequent owner.  UIL Holdings cannot presently assess the potential financial impact, if any, of this claim.  As such, as of September 30, 2011, no liability related to this claim has been recorded.

Index

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

From 1961 to 1976, UI owned a parcel of property in Derby, CT, on which it operated an oil-fired electric generating unit.  For several years, DEEP has been monitoring and remediating a migration of fuel oil contamination from a neighboring parcel of property into the adjacent Housatonic River.  Based on its own investigation to date, UI believes it has no responsibility for this contamination.  If regulatory agencies determine that UI is responsible for the cost of these remediation activities, UI may incur substantial costs, no estimate of which is currently available.

The Gas Companies own or have previously owned property where Manufactured Gas Plants (MGPs) historically operated.  MGP operations have led to contamination of soil and groundwater with petroleum hydrocarbons, benzene and metals, among other things, at these properties, the regulation and cleanup of which is regulated by the federal Resource Conservation and Recovery Act as well as other federal and state statutes and regulations.  Each of the Gas Companies has or had ownership interest in one of such properties contaminated as a result of MGP-related activities, as discussed below.  Under the existing regulations, the cleanup of such sites requires state and at times, federal, regulators’ involvement and approval before cleanup can commence.  In certain cases, such contamination has been evaluated, characterized and remediated.  In other cases, the sites have been evaluated and characterized, but not yet remediated.  Finally, at some of these sites, the scope of the contamination has not yet been fully characterized; no liability was recorded in respect of these sites as of September 30, 2011.  In the past, the Gas Companies have received approval for the recovery of MGP-related remediation expenses from customers through rates and will seek recovery in rates for ongoing MGP-related remediation expenses for all of their MGP sites.

SCG owns property on Pine Street in Bridgeport, CT, the site of one of its former operations centers and a former MGP operation.  As a result of litigation that was initiated by an abutting property owner, SCG entered into a consent order with DEEP for the cleanup of the site in 1998.  The remediation of the site is being completed in two parts.  Part A addressed ground water, free product and contamination that migrated to an abutting property and is completed.  Part B addresses soil contamination at the site and is to be addressed by an approved engineered cap with a land use restriction.  SCG recently responded to DEEP’s comments on its plan and is awaiting DEEP’s approval to begin Part B.  Property located at 110 Pine Street, part of the original site, was sold in 1983.  SCG may be subject to remediation expenses for this part of the site as a former owner of the property, the amount of which cannot be estimated at this time.  This property is not part of the current remediation plan.  Future remediation costs, for which SCG will seek recovery in rates, are expected to be in the range of $2 to $3 million.  As of September 30, 2011, SCG has recorded a liability of $2 million for this site.

SCG owns property on Housatonic Avenue in Bridgeport, CT, a former MGP site.  The site is currently leased from SCG by a third party for surface storage purposes.  Remediation of waste and contaminants associated with historic use of the site as an MGP, including potential groundwater contamination and soil contamination, has not commenced.  Costs associated with the remediation of the site could be significant and will be subject to a review by PURA as to whether these costs are recoverable in rates.  UIL Holdings cannot presently estimate the costs of remediation or the likelihood of recoverability.  As such, as of September 30, 2011, no liability related to this claim has been recorded.

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

SCG owns property located on Chapel Street in New Haven, CT, the site of one of its former operations centers and a former MGP site.  The site is currently leased from SCG by a third party for surface storage purposes.  Some portions of the original site, referred to as East Street, were sold in 1978.  Limited remediation has occurred on two occasions, once in 1995 and again in 2008 to prevent contaminated ground water from migrating into the adjacent waterway.  These remediation activities were prompted by breaks in the underground piping causing releases that required immediate resolution.  Costs associated with the most recent remediation approximated $1.2 million and were disallowed by PURA in the 2009 SCG rate case decision and therefore, will not be recovered in customer rates.  Other parts of the original site, including a parcel located on St. John's Street were sold by SCG prior to 1978.  SCG may be subject to remediation expenses for this part of the site as a former owner of the property, the amount of which cannot be estimated at this time.   Costs associated with the remediation of the site could be significant and will be subject to a review by PURA as to whether these costs are recoverable in rates.  UIL Holdings cannot presently estimate the costs of remediation or the likelihood of recoverability.  As such, as of September 30, 2011, no liability related to this claim has been recorded.

A property located on Columbus Boulevard in Hartford, CT is the former Operations Center and Corporate Headquarters of CNG.  The property is also a former MGP site.  Except for the portion of the property that houses and is owned by the Hartford Steam Company, known as 60 Columbus Boulevard, and certain other small non-contiguous portions of this site owned by either TEN Companies, Inc. or CNG, most of the original MGP site was taken by the State of Connecticut for the Adriaen’s Landing project.  This portion was remediated by the state for the project but CNG remains liable for that portion of the property owned or formerly owned by CNG that was not subject to the taking.  Costs associated with the remediation of the site could be significant, but cannot be estimated at this time, and will be subject to a review by PURA as to whether these costs are recoverable in rates.  UIL Holdings cannot presently estimate the costs of remediation or the likelihood of recoverability.  As such, as of September 30, 2011, no liability related to this claim has been recorded.

A site on Mill Street in Greenfield, MA is currently owned by Berkshire and is used as a regional operations center.  This site is on the Massachusetts Department of Environmental Protection (MDEP) list of confirmed disposal sites and investigation and remediation of contamination resulting from disposal of byproducts and wastes generated by the historic coal and water gas manufacturing operations is ongoing.  Extensive soil, and coal tar product non-aqueous phase liquid (NAPL) recovery and remediation work on the land side of the Berkshire property has been completed, and sediments containing NAPL have been removed from the adjoining Green River.  Further evaluation of the NAPL distribution in the river sediments and in the subsurface in stream banks on an adjacent property are ongoing and will involve additional remediation activities.  Future expenses potentially in excess of $5.0 million are anticipated.  Even after completion of the additional remedial activities there will be ongoing monitoring and reporting to the MDEP that will continue on the site for the foreseeable future.  UIL Holdings has accrued $5.0 million for such expenses as of September 30, 2011.

Berkshire formerly owned a site on East Street (the East Street Site) in Pittsfield, MA that was used for coal and water gas manufacturing operations.  The East Street Site is part of a larger site known as the GE–Pittsfield/Housatonic River Site.  The East Street Site is listed on the MDEP list of confirmed disposal sites.  Berkshire sold the East Street Site to the General Electric Company (GE) in the 1970s and was named a potentially responsible party by the EPA in 1990.  GE filed suit against Berkshire in 2000 seeking reimbursement of and contribution toward costs incurred by GE in responding to releases of hazardous substances by Berkshire at the East Street Site.  Berkshire was found liable to GE under the Comprehensive Environmental Response, Compensation and Liability Act and the Massachusetts Oil and Hazardous Materials Release Prevention and Response Act for costs that GE has and will incur in response to Berkshire releases.  In December 2002, Berkshire reached a settlement with GE (the Settlement Agreement) which provides, among other things, a framework for Berkshire and GE to allocate various monitoring and remediation costs.  GE previously made several requests for contribution under the terms of the Settlement Agreement.  On September 9, 2011, GE sent Berkshire a letter demanding approximately $1.1 million which GE believes represents Berkshire’s share of response costs incurred by GE at the East Street Site from January 1, 2006 through December 31, 2010.  Consistent with past practice, Berkshire is undertaking a detailed legal and technical review of the merits of GE’s contribution claim.  Berkshire expects that it and GE will continue to operate under the terms of the Settlement Agreement in connection with the East Street Site.  As of September 30, 2011, UIL Holdings has accrued approximately $2.7 million for these and future costs incurred by GE in responding to releases of hazardous substances by Berkshire at the East Street Site.

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

To date, Berkshire has received approval from the DPU for recovery of its environmental expenses in its customer rates.  While management cannot predict the exact costs of the ongoing and future remediation and monitoring expenses, the company will seek regulatory rate recovery of these expenses.

Middletown/Norwalk Transmission Project

The general contractor and two subcontractors responsible for civil construction work in connection with the installation of UI’s portion of the Middletown/Norwalk Transmission Project’s underground electric cable system filed lawsuits in the Connecticut state court on September 22, 2009, March 23, 2009 and January 25, 2010, respectively.  The claims, as revised by the general contractor in October 2011, seek payment for change order requests of approximately $33.3 million, a 10% general contractor mark-up on any approved subcontractor change order claims (approximately $2.3 million), interest, costs, and attorneys' fees.   UI is vigorously defending the litigation.  To the extent that UI is required to satisfy any of the change order requests, UI would seek recovery through its transmission revenue requirement.

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

In September 2010, UIL Holdings entered into a Sponsor Guaranty and Payment Agreement (Sponsor Guaranty) in favor of the Royal Bank of Scotland PLC, as Administrative Agent under GenConn’s project financing arrangement, whereby UIL Holdings guaranteed to pay an amount up to $6.0 million in respect of amounts related to the former general contractor’s claims and litigation expenses as they relate to such claims described above.  The settlements described above do not require the Sponsor Guaranty to be drawn upon and the Sponsor Guaranty terminated following payment of the settlement amounts and release of all associated liens.  Given the settlements of the claims as described above, no liability has been recorded as of September 30, 2011.

Purchase and Sale Agreement

As part of its plan to consolidate operations and office personnel, on July 7, 2011, UI entered into a Purchase and Sale Agreement for the sale of the Electric System Work Center (ESWC) located at 801 Bridgeport Avenue in Shelton, CT for approximately $10.2 million.  UI acquired the ESWC for approximately $16 million and expects to recover any loss resulting from the sale of the property through the regulatory process.  The transaction is expected to close by the first quarter of 2014 and requires PURA approval.  UI has submitted its request to PURA for approval and a decision is expected before the end of 2011.

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

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

The following tables set forth UIL Holdings’ financial assets and liabilities, other than pension benefits and OPEB, which were accounted for at fair value on a recurring basis as of September 30, 2011 and December 31, 2010.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2011	(In Thousands)
Assets:
Derivative assets	$-	$-	$84,734	$84,734
Noncurrent investments available for sale	9,165	-	-	9,165
Deferred Compensation Plan	3,553	-	-	3,553
Supplemental retirement benefit trust life insurance policies (Note G)	5,153	-	-	5,153
	$17,871	$-	$84,734	$102,605

Liabilities:
Derivative liabilities	$-	$-	$287,724	$287,724

Net fair value assets/(liabilities), June 30, 2011	$17,871	$-	$(202,990)	$(185,119)

December 31, 2010
Assets:
Derivative assets	$-	$-	$34,188	$34,188
Noncurrent investments available for sale	9,774	-	-	9,774
Deferred Compensation Plan	3,725	-	-	3,725
Supplemental retirement benefit trust life insurance policies (Note G)	5,665	-	-	5,665
	$19,164	$-	$34,188	$53,352

Liabilities:
Derivative liabilities	$-	$-	$142,806	$142,806

Net fair value assets/(liabilities), December 31, 2010	$19,164	$-	$(108,618)	$(89,454)

The determination of fair value of the derivative assets and liabilities, which primarily consist of contracts for differences, was based on a probability-based expected cash flow analysis that was discounted at the September 30, 2011 or December 31, 2010 risk-free interest rates, as applicable, and an adjustment for non-performance risk using credit default swap rates.  Certain management assumptions were required, including development of pricing that extended over the term of the contracts.  In addition, UIL performed an assessment of risks related to obtaining regulatory, legal and siting approvals, as well as obtaining financing resources and ultimately attaining commercial operation.   PURA has determined that changes in fair value associated with the contracts for differences are fully recoverable.  As a result, such changes have no impact on UIL Holdings’ net income.

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

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

The following tables set forth a reconciliation of changes in the fair value of the assets and liabilities above that are classified as Level 3 in the fair value hierarchy for the nine month period ended September 30, 2011.

Nine Months Ended September 30,2011

Net derivative assets/(liabilities), December 31, 2010	(108,618)
Unrealized gains and (lossess), net
Include in earnings	(422)
Include in other cimprehensive income	64
Include in regulatory assets/(liabilites)	(94,014)
Net derivate assets/(liabilities), September 30, 2011	$202,990

Change in unrealized gains(losses),net relating to net derivative assets/(liabilites), still held as of September 30, 2011	$94,372

The following table sets forth a reconciliation of changes in the net regulatory asset/(liability) balances that were established to recover any unrealized gains/(losses) associated with the contracts for differences for the nine month period ended September 30, 2011.  The amounts offset the net contract for differences liabilities included in the derivative liabilities detailed above.

Nine Months Ended September 30,2011

Net regulatory assets/(liabilities), December 31, 2010	$108,976
Unrealized gains and (lossess), net	94,014,
Net regulatory assets/(liabilities),September 31, 2010	$202,990

Index

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

(In Thosands)
	Three months ended September 30, 2011
	Electric Distribution and Transmission
	Distribution	Transmission	Total	Gas Distribution	Other (1)	Total
Operating Revenues	$165,528	$55,292	$220,820	$100,579	$28	$321,427
Purchased power and gas	52,974	-	52,974	48,714	-	101,688
Operation and maintenance	51,699	7,535	59,234	36,492	(187)	95,539
Transmission wholesale	-	25,180	25,180	-	-	25,180
Depreciation and amortization	22,899	3,182	26,081	12,188	99	38,368
Taxes - other than income taxes	13,040	6,086	19,126	7,266	7	26,399
Acquisition-related expenses	-	-	-	-	-	-
Operating Income	24,916	13,309	38,225	(4,081)	109	34,253

Other Income and (Deductions), net	3,159	1,598	4,757	3,237	398	8,392

Interest Charges, net	7,834	3,752	11,586	7,251	5,506	24,343

Income Before Income Taxes and Equity Earnings	20,241	11,155	31,396	(8,095)	(4,999)	18,302
Income Taxes	10,660	3,560	14,220	(1,865)	(2,726)	9,629
Income Before Equity Earnings	9,581	7,595	17,176	(6,230)	(2,273)	8,673
Income from Equity Investments	3,521	-	3,521	-	-	3,521
Net Income	13,102	7,595	20,697	(6,230)	(2,273)	12,194
Less:
Preferred Stock Dividends of
Subsidiary, Noncontrolling Interests	-	-	-	14	-	14
Net Income attributable to UIL Holdings	$13,102	$7,595	$20,697	$(6,244)	$(2,273)	$12,180

	Three months ended September 30, 2010
	Electric Distribution and Transmission
	Distribution	Transmission	Total	Other (1)	Total
Operating Revenues	$181,816	$54,458	$236,274	$3	$236,277
Purchased power	65,616	-	65,616	-	65,616
Operation and maintenance	50,644	6,649	57,293	79	57,372
Transmission wholesale	-	23,434	23,434	-	23,434
Depreciation and amortization	25,367	3,005	28,372	11	28,383
Taxes - other than income taxes	12,005	8,226	20,231	7	20,238
Acquisition-related expenses	-	-	-	6,471	6,471
Operating Income	28,184	13,144	41,328	(6,565)	34,763

Other Income and (Deductions), net	4,805	757	5,562	29	5,591

Interest Charges, net	7,823	2,859	10,682	927	11,609

Income Before Income Taxes and Equity Earnings	25,166	11,042	36,208	(7,463)	28,745
Income Taxes	10,624	4,598	15,222	(3,108)	12,114
Income Before Equity Earnings	14,542	6,444	20,986	(4,355)	16,631
Income (Loss) from Equity Investments	345	-	345	-	345
Net Income	$14,887	$6,444	$21,331	$(4,355)	$16,976

(1)	Includes UIL Holdings Corporate and UIL Holdings' non-utility activities, and the elimination of intercompany accounts and notes receivable.

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(In Thousands)
	Nine months ended September 30, 2011
	Electric Distribution and Transmission
	Distribution	Transmission	Total	Gas Distribution	Other (1)	Total
Operating Revenues	$452,594	$149,888	$602,482	$594,012	$35	$1,196,529
Purchased power and gas	139,548	-	139,548	341,594	-	481,142
Operation and maintenance	147,298	22,513	169,811	114,452	276	284,539
Transmission wholesale	-	59,809	59,809	-	-	59,809
Depreciation and amortization	63,641	9,346	72,987	35,761	193	108,941
Taxes - other than income taxes	35,338	19,610	54,948	32,850	8	87,806
Acquisition-related expenses	-	-	-	-	-	-
Operating Income	66,769	38,610	105,379	69,355	(442)	174,292

Other Income and (Deductions), net	10,691	4,736	15,427	2,787	447	18,661

Interest Charges, net	22,609	9,733	32,342	22,052	17,020	71,414

Income Before Income Taxes and Equity Earnings	54,851	33,613	88,464	50,090	(17,015)	121,539
Income Taxes	28,151	10,436	38,587	20,359	(7,599)	51,347
Income Before Equity Earnings	26,700	23,177	49,877	29,731	(9,416)	70,192
Income from Equity Investments	8,230	-	8,230	-	-	8,230
Net Income	34,930	23,177	58,107	29,731	(9,416)	78,422
Less:
Preferred Stock Dividends of
Subsidiary, Noncontrolling Interests	-	-	-	42	-	42
Net Income attributable to UIL Holdings	$34,930	$23,177	$58,107	$29,689	$(9,416)	$78,380

	Nine months ended September 30, 2010
	Electric Distribution and Transmission
	Distribution	Transmission	Total	Other (1)	Total
Operating Revenues	$519,048	$144,615	$663,663	$10	$663,673
Purchased power	194,531	-	194,531	-	194,531
Operation and maintenance	150,341	20,606	170,947	413	171,360
Transmission wholesale	-	54,249	54,249	-	54,249
Depreciation and amortization	73,224	9,415	82,639	33	82,672
Taxes - other than income taxes	33,849	20,678	54,527	7	54,534
Acquisition-related expenses	-	-	-	13,171	13,171
Operating Income	67,103	39,667	106,770	(13,614)	93,156

Other Income and (Deductions), net	12,384	1,796	14,180	371	14,551

Interest Charges, net	21,091	8,711	29,802	2,825	32,627

Income Before Income Taxes and Equity Earnings	58,396	32,752	91,148	(16,068)	75,080
Income Taxes	23,406	13,251	36,657	(6,501)	30,156
Income Before Equity Earnings	34,990	19,501	54,491	(9,567)	44,924
Income (Loss) from Equity Investments	(544)	-	(544)	-	(544)
Net Income	$34,446	$19,501	$53,947	$(9,567)	44,380

	Electric Distribution and Transmission
	Distribution	Transmission	Total	Gas Distribution	Other (1)	Total (3)
Total Assets at September 30, 2011	$-	$-	$2,628,282	$1,915,613	$38,411	$4,582,306

Total Assets at December 31, 2010	$-	$-	$2,371,621	$2,033,576	$50,236	$4,455,433

(1)	Includes UIL Holdings Corporate and UIL Holdings' non-utility activities, and the elimination of intercompany accounts and notes receivable.
(2)
Information for segmenting total assets between Distribution and Transmission is not available. Total UI assets are disclosed in theTotal UI column. Net plant in service is segregated by segment and, as of September 30, 2011, was $982.3 million and $484.6 million for Distribution and Transmission, respectively. As of December 31, 2010, net plant in service was $820.9 million and $512.2 million for Distribution and Transmission, respectively.

(3)	Includes $302.2 million and $298.9 million of goodwill in the Gas Distribution segment as of September 30, 2011 and December 31, 2010, respectively.

(N) ACQUISITION

On November 16, 2010, UIL Holdings completed its acquisition (the Acquisition) of the Gas Companies from Iberdrola USA, Inc.  PURA approved the Acquisition on November 10, 2010.  The DPU ruled that it would not review UIL Holdings’ acquisition of Berkshire, and on May 5, 2011, the DPU denied a petition from the Massachusetts Attorney General to reconsider its ruling.  The Gas Companies contributed $100.6 million and $594.0 million in operating revenues and $(6.2) million and $29.7 million in net income (loss) to UIL Holdings’ results of operations for the three and nine month periods ended September 30, 2011, respectively.

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

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

Goodwill is calculated as the excess of the purchase price over the value of the net assets acquired and the contributing factors to the amount recorded include expected future cash flows, potential operational synergies, the utilization of technology, and cost savings opportunities in the delivery of certain shared administrative and other services.  As of September 30, 2011, goodwill is $302.2 million, an increase of $3.3 million over the December 31, 2010 balance.  The increase is a result of $1.6 million due to the working capital adjustment noted above and $1.7 million due to adjustments to the values of assets and liabilities recognized in the Acquisition.

The estimated fair values of assets acquired and liabilities assumed are based upon the information that was available as of the closing date of the Acquisition, which management believes provides a reasonable basis for the estimated values.  Management is analyzing additional data necessary to finalize these fair values, and therefore they remain subject to change.  While such changes could be significant, management does not expect them to be so, based upon the information provided to date.  The valuation, and thus the purchase price allocation, is expected to be completed in the fourth quarter of 2011, but no later than one year from the closing date of the Acquisition.

Supplemental Pro Forma Data (unaudited)

The supplemental pro forma data below has been presented for illustrative purposes only and is not necessarily indicative of results of operations that would have been achieved had the pro forma events taken place on the dates indicated, or the future consolidated results of operations of the combined company.

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
	(Thousands, except per share amounts)

Pro forma operating revenues	$342,547	$1,216,976
Pro forma operating expenses	$308,329	$1,316,593
Pro forma net income (loss)	$12,634	$(197,073)
Pro forma earnings per share of common stock - basic	$0.25	$(3.90)

For the nine month period ended September 30, 2010, excluding goodwill impairment charges, pro forma net income and earnings per share would have been $74.1 million and $1.47, respectively. For the three month period ended September 30, 2010 such pro forma net income and earnings per share would have been $12.6 million and $0.25, respectively.

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

MAJOR INFLUENCES ON FINANCIAL CONDITION

The primary business of UIL Holdings Corporation (UIL Holdings) is ownership of its operating regulated utility businesses.  The utility businesses consist of the electric distribution and transmission operations of The United Illuminating Company (UI) and the natural gas transportation, distribution and sales operations of The Southern Connecticut Gas Company (SCG), a subsidiary of Connecticut Energy Corporation (CEC), Connecticut Natural Gas Corporation (CNG), a subsidiary of CTG Resources, Inc. (CTG), and The Berkshire Gas Company (Berkshire), a subsidiary of Berkshire Energy Resources (BER, and together with SCG, CNG, Berkshire, CEC and CTG, the Gas Companies).

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

Legislation and Regulation

Connecticut Public Act 11-80 (PA 11-80)  In July 2011, as a result of PA 11-80, the Connecticut Department of Energy and Environmental Protection (DEEP) was created by merging the Department of Environmental Protection and the Connecticut Department of Public Utility Control (DPUC).  As part of the reorganization, the DPUC has become the Public Utilities Regulatory Authority (PURA) and three of the five former DPUC commissioners are now PURA directors.  PA 11-80 also gives DEEP new energy-related planning and oversight responsibilities and transfers various energy-related responsibilities and powers from the Office of Policy and Management to DEEP.  This has resulted in the reorganization and reassignment of some existing DPUC staff.  Implementation of the provisions of PA 11-80 is expected to require numerous regulatory proceedings as the reorganization moves forward.

PA 11-80 also allows each electric distribution company to develop and own up to 10 MW of renewable source generation if DEEP finds that it is in the long term interest of customers and modifies the current power procurement process that the electric distribution companies perform to allow for more flexibility, possibly resulting in lower generation costs for standard service customers.

Index

Derivatives

In accordance with FASB ASC 820 “Fair Value Measurements and Disclosures,”  UIL Holdings applies fair value measurements to certain assets and liabilities, a portion of which fall into Level 3 of the fair value hierarchy defined by ASC 820 as pricing inputs that include significant inputs that are generally less observable from objective sources.  As of September 30, 2011, the assets and liabilities that are accounted for at fair value on a recurring basis as Level 3 instruments, which consist primarily of contracts for differences, represent 82.6% of the total amount of assets, and 100% of the total amount of liabilities accounted for at fair value on a recurring basis.  The determination of fair value of the contracts for differences is based on a probability-based expected cash flow analysis that is discounted at risk-free interest rates and an adjustment for non-performance risk using credit default swap rates.  Certain management assumptions were made in this valuation process, including development of pricing that extended over the term of the contracts.  In addition, UIL performs an assessment of risks related to obtaining regulatory, legal and siting approvals, as well as obtaining financing resources and ultimately attaining commercial operation.

PURA has determined that costs associated with the contracts for differences are fully recoverable.  As a result, there is no impact on UIL Holdings’ net income because any unrealized gains/(losses) resulting from quarterly mark-to-market adjustments are offset by the establishment of regulatory assets/(liabilities) that have been recognized for the purpose of such recovery.

Electric Distribution and Transmission

UI is an electric distribution and transmission utility whose structure and operations are significantly affected by legislation and regulation.  UI’s rates and authorized return on equity are regulated by the Federal Energy Regulation Commission (FERC) and PURA.  Legislation and regulatory decisions implementing legislation establish a framework for UI’s operations.  Other factors affecting UI’s financial results are operational matters, such as the ability to manage expenses, uncollectibles and capital expenditures, in addition to sales volume and major weather disturbances.  Sales volume is not expected to have an impact on distribution earnings during the decoupling pilot established in the 2008 Rate Case final decision.  The extent to which sales volume will have an impact on UI’s financial results beyond such period will depend upon the nature and extent of decoupling implemented by PURA upon its review of the pilot program in UI’s next general rate proceeding.  UI expects to continue to make capital investments in its distribution and transmission infrastructure.

Tropical Storm Irene, which passed through Connecticut on August 28, 2011, caused extensive damage to the electric system in UI’s service territory and left approximately 158,000 of UI’s estimated 325,000 customers without electricity.  PURA has opened an investigation of the service response and communications of UI, among other utilities, following power outages resulting from Tropical Storm Irene.  In accordance with PURA regulatory decisions and past storm cost guidance, UI has established a regulatory asset for its storm-related expenses.  As of September 30, 2011, UI’s estimate of the cost of repairing the damage and restoring service to customers is approximately $20 million, of which approximately $4 million has been capitalized.  UI expects to seek recovery of these costs in future rate proceedings.

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

On April 1, 2010, UI filed its ratemaking proposal and underlying decoupling analysis for the 2009 rate year ended February 3, 2010.  On September 1, 2010, PURA issued its final decision in this matter approving a decoupling charge totaling approximately $1.6 million to be recovered from ratepayers over a twelve month period commencing in October 2010.  In addition to the decoupling charge, PURA also approved a pension and earnings sharing over-recovery credit totaling approximately $3.6 million to be refunded to ratepayers over the same twelve month period commencing in October 2010.  PURA also approved the continuance of the decoupling pilot program beyond the 2010 rate year and until such time that a final decision is reached regarding whether to continue, modify or terminate the decoupling mechanism.  UI filed its 2010 rate year decoupling results with PURA on April 4, 2011 and on August 31, 2011 PURA issued a final decision approving a decoupling adjustment totaling approximately $1.4 million to be credited to ratepayers over a twelve month period beginning in October 2011 and extending the decoupling pilot until UI’s next general rate proceeding.

Index

In December 2010, UI received a letter ruling approving rates effective January 1, 2011 incorporating the 2009 distribution rate changes mentioned above along with previously approved changes to the Generation Services Charges (GSC), Non-Bypassable Federally Mandated Congestion Charges, transmission and systems benefits charges.  Additionally, last resort service GSC rates have been approved for the period through December 31, 2011.  On June 23, 2011, the DPUC approved revised retail transmission rates, effective July 1, 2011.

Transmission Return on Equity (ROE)

PURA decisions do not affect the revenue requirements determination for transmission, including the applicable ROE, which are within the jurisdiction of the FERC.  For 2011, UI is estimating an overall allowed weighted-average ROE for its transmission business in the range of 12.3% to 12.5%.

On September 30, 2011, several New England governmental entities, including PURA, the Connecticut Attorney General and the Connecticut Office of Consumer Counsel (collectively, the complainants), filed a complaint with the FERC against ISO-NE and New England transmission owners, including UI, claiming that the current approved base ROE on transmission investments of 11.14% is not just and reasonable and seeking a reduction of the base ROE to 9.2%.  While the FERC has not yet set a refund effective date, complainants have agreed, at ISO-NE’s request, to a refund effective date of October 1, 2011.  The New England transmission owners filed their response to the complaint on October 20, 2011, opposing any change to the base ROE as unsupported.  UI is unable to predict the outcome of this proceeding at this time; however, a 10 basis point reduction in the ROE would result in a $0.2 million reduction in net income on an annualized basis based on approximately $400 million of transmission rate base.

Power Supply Arrangements

UI has wholesale power supply agreements in place for the supply of all of its standard service customers for all of 2011 and 2012, and 20% of 2013.  Supplier of last resort service is procured on a quarterly basis.  UI determined that its contracts for standard service and supplier of last resort service are derivatives under ASC 815 “Derivatives and Hedging” and elected the “normal purchase, normal sale” exception under ASC 815.  As such, UI regularly assesses the accounting treatment for its power supply contracts.  These wholesale power supply agreements contain default provisions that include required performance assurance, including certain collateral obligations, which take effect if UI’s credit rating on senior debt falls below investment grade.  In October 2011, Moody’s Investor Services released its updated credit opinion for UI and maintained its Baa2 rating with a stable outlook.   In May 2011, Standard & Poor’s released its updated credit opinion for UI, maintaining its BBB rating with a stable outlook.  If UI’s credit rating were to decline one rating and UI were to be placed on negative credit watch, monthly amounts due and payable to the power suppliers would be accelerated to semi-monthly payments.  UI’s credit rating would have to decline two ratings to fall below investment grade at either rating service.  If this were to occur, UI would have to deliver collateral security in an amount equal to the receivables due to the sellers for the thirty day period immediately preceding the default notice.  If such a situation was in effect as of September 30, 2011, UI would have had to post approximately $12.3 million in collateral.

Competitive Transition Assessment (CTA)

UI’s CTA collection recovers costs that have been reasonably incurred, or will be incurred, to meet its public service obligations and that will likely not otherwise be recoverable in a competitive market.  These “stranded costs” include above-market long-term purchased power contract obligations, regulatory asset recovery and above-market investments in power plants.  A portion of UI’s earnings is generated by the authorized return on the equity portion of unamortized stranded costs in the CTA rate base.  UI’s after-tax earnings attributable to CTA for the nine months ended September 30, 2011 and 2010 were $3.1 million and $4.3 million, respectively.  A portion of UI’s cash flow from operations is also generated from those earnings and from the recovery of the CTA rate base and other stranded costs.  Cash flow from operations related to CTA amounted to $31.8 million and $32.0 million for the nine months ended September 30, 2011 and 2010, respectively.  The CTA rate base has declined from year to year for a number of reasons, including amortization of stranded costs, the sale of UI’s nuclear units, and adjustments made through the annual PURA review process.  The original rate base component of stranded costs, as of January 1, 2000, was $433 million.  It has since declined to $78.3 million as of September 30, 2011.  In the future, UI’s CTA earnings will decrease while, based on UI’s current projections, cash flow will remain fairly constant until stranded costs are fully amortized.  Total CTA cost recovery is currently projected to be completed in 2015, with stranded cost amortization expected to end in 2013.  The date by which stranded costs are fully amortized depends primarily upon PURA’s future decisions and potential legislative activities, which could affect future rates of stranded cost amortization.

Index

New England East-West Solution

Pursuant to an agreement with CL&P (the Agreement), UI has the right to invest in, and own transmission assets associated with, the Connecticut portion of CL&P’s New England East West Solution (NEEWS) projects to improve regional energy reliability.  NEEWS consists of four inter-related transmission projects being developed by subsidiaries of Northeast Utilities (NU), the parent company of CL&P, in collaboration with National Grid USA.  Three of the projects have portions sited in Connecticut:  (1) the Greater Springfield Reliability Project, (2) the Interstate Reliability Project and (3) the Central Connecticut Reliability Project.  In May 2011, the FERC issued an order authorizing NU’s recovery of return on 100% of the transmission construction work in progress costs for the NEEWS projects, which resulted in a change in NU’s NEEWS project cost estimate.

Under the terms of the Agreement, UI has the option to make quarterly deposits to CL&P in exchange for ownership of specific transmission assets as they are placed in service.  UI has the right to invest up to the greater of $60 million or an amount equal to 8.4% of CL&P’s costs for the Connecticut portions of the NEEWS projects.  Based upon the current projected costs, this amount is approximately $60 million.  As assets are placed in service, CL&P will transfer title to certain transmission assets to UI in proportion to its investments, but CL&P will continue to maintain these portions of the transmission system pursuant to an operating and maintenance agreement with UI.  Also, under the terms of the Agreement, there are certain circumstances under which CL&P can terminate the Agreement. Such termination would have no affect assets previously transferred to UI.

Through September 30, 2011, UI has made deposits totaling $8.9 million in NEEWS and expects to make the remaining deposits over a period of three to five years, depending on the timing and amount of CL&P’s capital expenditures and the projects’ in service dates.

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

GenConn filed a revenue requirements request with PURA on July 29, 2011, seeking approval of 2012 revenue requirements for the period commencing January 1, 2012 for both the GenConn Devon and GenConn Middletown facilities.  A final decision on this request is expected by the end of 2011.

As of September 30, 2011, UI’s equity investment in GenConn was $132.9 million.  In July 2011, upon the repayment of the equity bridge loan (EBL), UI made its final equity investment in GenConn Middletown in an amount of approximately $63 million.  UI’s income (loss) from its equity investment in GenConn was $8.2 million and ($0.5) million for the nine month periods ended September 30, 2011 and 2010, respectively.  For the three month periods ended September 30, 2011 and 2010, such income was $3.5 million and $0.4 million, respectively.  UI received distributions of $3.1 million and $2.2 million from GenConn in September 2011 and October 2011, respectively.

Index

Gas Distribution
Rates

SCG and CNG

In July and August 2009, PURA issued final decisions in rate cases for CNG and SCG, respectively.  Subsequent to the issuance of these final decisions, both CNG and SCG appealed the PURA orders to the Connecticut superior court.  The rates established in the 2009 decisions, and certain other orders, were stayed by stipulation pending the resolution of the appeals.  In April 2010, the Connecticut superior court ruled in favor of PURA and dismissed the appeals.  CNG and SCG appealed the superior court's dismissal to the Connecticut supreme court. On March 24, 2011, SCG, CNG and the Office of Consumer Council filed a motion with PURA to reopen the SCG and CNG rate cases for the purposes of reviewing and approving a settlement agreement.  On April 13, 2011, PURA reopened the rate cases and on August 3, 2011 issued a final decision.  PURA's final decision approves the settlement agreement, except for minor modifications, including removing the provision that would have combined SCG and CNG for ratemaking purposes without further PURA approval.  The final decision resolves all pending issues related to the rate case appeals and terminates the SCG potential overearnings investigation.  Among other things, it results in the removal for monitoring purposes of the ten basis point penalty originally imposed at both companies for billing issues which have since been remediated resulting in authorized ROEs of 9.41% and 9.36% for CNG and SCG respectively.  Additionally, the companies will be allowed to recover carrying charges on the excess interim rate decrease over-credited to customers during the stay of the rate case decisions while on appeal.  Recoverable carrying charges of approximately $2.2 million were recorded in the third quarter of 2011 and are included in “Other Income and (Deductions) in UIL Holdings’ Consolidated Statement of Income.  Monthly recognition of carrying charges will continue until the outstanding surcharge balance, which is being collected during the non-winter months (April – November) through November 2012, is extinguished.  The rate case appeals were withdrawn in September 2011 and stays are no longer in effect.

Berkshire

Berkshire’s rates are established by the Massachusetts Department of Public Utilities (DPU).  Berkshire is currently operating under a 10-year rate plan approved by the DPU and which expires on January 31, 2012, pursuant to which Berkshire’s rates can be adjusted annually.  The ROE approved in Berkshire’s rate plan is 10.5%.

Approval for the Issuance of Debt

On July 5, 2011, PURA approved SCG’s application requesting approval of the issuance of up to $50 million of secured medium-term notes (MTNs) to be priced at a fixed coupon rate not to exceed 7.0% and with maturities ranging from one to 40 years.  The proceeds from the sale of the MTNs may be used by SCG for the following purposes:  (1) to refinance $30 million principal amount of maturing existing debt; (2) to finance capital expenditures; (3) for working capital purposes; and (4) for general corporate purposes.  In September 2011, SCG issued $50 million of debt according to the terms and conditions approved by PURA.  See Note (B) “Capitalization – Long-Term Debt” for further information.

Gas Supply Arrangements

In November 2010, the Tennessee Gas Pipeline Company (Tennessee), a pipeline on which the Gas Companies hold firm transportation contracts, filed a FERC rate case proposing significant rate increases across their entire system which runs from south Texas through New England.  In December 2010, the FERC issued an order setting the Tennessee rate proceeding for hearing and suspended the proposed rate increase until June 1, 2011.  On that date the rates were placed into effect by Tennessee subject to refund to final rates determined through the federal regulatory process.  These rates are nearly double the pre-existing rates for reserving pipeline capacity on Tennessee, but provide lower variable costs, resulting in a significant net cost increase.  On September 30, 2011 Tennessee made a FERC filing seeking approval of a settlement of the issues in the case reached by the active parties, including FERC staff and the Gas Companies.  If approved, rates will be reduced effective as of November 1, 2011 and refunds will be provided for the period of June 1, 2011 through October 31, 2011.  The settlement would not have an impact on earnings as the cost of gas is included in customer rates through a purchased gas adjustment mechanism in place at the Gas Companies.  Tennessee represented in its September 30, 2011 settlement filing that it is not aware of any active party in the proceeding that opposes the September 30, 2011 settlement.

Index

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2011, UIL Holdings had $26.3 million of unrestricted cash and temporary cash investments.  This represents a decrease of $63.9 million from the corresponding balance at December 31, 2010.  The components of this decrease, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

(In Millions)

Unrestricted cash and temporary cash investments, December 31, 2010	$90.3

Net cash provided by operating activities	185.6

Net cash provided by (used in) investing activities:
Cash invested in plant - including AFUDC debt	(226.9)
Acquisition of Gas Companies, net of cash acquired	11.2
Restricted cash (1)	(3.5)
Other investing activities	(1.3)
(220.5)

Net cash provided by (used in) financing activities:
Issuances of (Payments) long-term debt, net	(94.1)
Line of credit borrowings (repayments)	131.0
Dividend payments	(65.4)
Other financing activities	(0.5)
(29.0)

Net change in cash	(63.9)

Unrestricted cash and temporary cash investments, September 30, 2011	$26.3

(1)As of September 30, 2011, UIL Holdings had $5.9 million in restricted cash, which primarily relates to Electric Distribution and Transmission capital projects, and which has been withheld by UI and will remain in place until the verification of fulfillment of contractor obligations.

Cash Flows

All capital requirements that exceed available cash will be funded through external financings.  Although there is currently no commitment to provide such financing from any source of funds, other than from the Credit Facility discussed below, future external financing needs are expected to be satisfied by the issuance of additional equity and short-term and long-term debt.  The continued availability and timing of such financings will be dependent on many factors, including conditions in the securities markets, general economic conditions, and UIL Holdings’ future income and cash flow.

In February 2011, UIL Holdings repaid, upon maturity, the outstanding balances of its 7.23% Series A Senior Notes totaling $4.3 million and its 7.38% Series B Senior Notes totaling $45 million.

In May 2011, Berkshire repaid, upon maturity, the outstanding balance of its 4.76% unsecured notes totaling $3.0 million.

In July 2011, borrowings under the EBL used by UI to fund its commitments as a 50-50 joint venturer in GenConn of approximately $63 million were repaid upon maturity.

On August 29, 2011, SCG entered into a note purchase agreement with a group of institutional accredited investors providing for the sale to such investors of secured 3.88% medium-term notes due September 22, 2021 (constituting a series of first mortgage bonds) in the principal amount of $25 million, and secured  5.39% medium-term notes due September 22, 2041 (constituting a series of first mortgage bonds) in the principal amount of $25 million.  Such notes were issued on September 22, 2011.

Index

In September 2011, SCG repaid, upon maturity, the outstanding balance of its 6.59% senior secured medium term notes totaling $30 million.

UI received distributions of $3.1 million and $2.2 million from GenConn in September 2011 and October 2011, respectively.

Other Sources of Funding

On November 17, 2010, UIL Holdings, UI, CNG, SCG and Berkshire entered into a revolving credit agreement with a group of banks named therein that will expire on November 17, 2014 (the Credit Facility).  The borrowing limit under the Credit Facility is $400 million, all of which is available to UIL Holdings, $250 million is available to UI, $150 million is available to each of CNG and SCG, and $50 million is available to Berkshire.  The Credit Facility permits borrowings at fluctuating interest rates and also permits borrowings for fixed periods of time specified by each borrower at fixed interest rates determined by the Eurodollar interbank market in London (LIBOR).  The Credit Facility also permits the issuance of letters of credit of up to $50 million.

As of September 30, 2011, there was $138 million outstanding under the Credit Facility.  UIL Holdings has outstanding standby letters of credit in the aggregate amount of $3.9 million, which will expire on January 31, 2012 and June 16, 2012, but can be extended under a provision that automatically extends letters of credit for one year periods from the expiration date (or any future expiration date), unless the issuer bank elects not to extend.  In addition, UI has an outstanding standby letter of credit in the amount of $0.4 million, which expires on December 31, 2011.  Available credit under the Credit Facility at September 30, 2011 totaled $257.7 million for UIL Holdings and its subsidiaries in the aggregate.  UIL Holdings records borrowings under the Credit Facility as short-term debt, but the Credit Facility provides for longer term commitments from banks allowing UIL Holdings to borrow and reborrow funds, at its option, until the Credit Facility expires, thus affording UIL Holdings flexibility in managing its working capital requirements.

UIL Holdings filed a registration statement with the SEC using a shelf registration process in March 2009. As permitted by the registration statement, UIL Holdings may, from time to time, sell debt, equity or other securities in one or more transactions.  The registration statement expires on March 11, 2012.

UI has PURA approval for the issuance of up to $275 million principal amount of debt securities during 2010 through 2013 (the Proposed Notes), of which $100 million has been issued in the form of senior unsecured notes.  The proceeds from the sales of the Proposed Notes may be used by UI for the following purposes:  (1) to finance capital expenditures; (2) to repay the equity bridge loan, the proceeds of which were used to finance UI’s equity contribution in GenConn for the development and construction of  GenConn Devon and GenConn Middletown; (3) to fund UI’s pension plan; (4) to partially repay short-term borrowings that are incurred to temporarily fund the preceding needs; (5) to pay for issuance costs related to the Proposed Notes; and (6) for general corporate purposes.

To afford UI additional flexibility to market outstanding tax-exempt bonds in the municipal bond market, PURA has approved UI’s request to refund $64.5 million principal amount of tax-exempt bonds outstanding with the proceeds of the issuance of new bonds, without insurance.  UI continues to review conditions in the municipal bond market and plans to refund these bonds at such time when market conditions and financing terms are economically favorable.

UI expects to receive periodic distributions from GenConn, similar to those discussed in “– Cash Flows” above; however, future distributions are subject to certain requirements related to GenConn’s project financing.

Uses of Funds

During the nine month period ended September 30, 2011, UIL Holdings made total pension contributions of $66.5 million.  Additional contributions during the remainder of 2011 are expected to be approximately $7.1 million.

Index

As of September 30, 2011, UI’s equity investment in GenConn was $132.9 million.  In July 2011, UI accessed the Credit Facility to repay its EBL associated with GenConn Middletown, and make its remaining equity investment in GenConn Middletown in an amount of approximately $63 million.

The former general contractor responsible for the construction at the GenConn Devon facility was seeking alleged scope and rework changes and submitted a delay and impact claim under the terms of its contract with GenConn.  In September 2010, UIL Holdings entered into a Sponsor Guaranty and Payment Agreement (Sponsor Guaranty) in favor of the Royal Bank of Scotland PLC, as Administrative Agent under the Project Financing arrangement, whereby UIL Holdings guaranteed to pay an amount up to $6.0 million in respect of amounts related to the former general contractor claims and litigation expenses as they relate to such claims.  On July 28, 2011, the parties executed a settlement agreement.  The settlement does not require the Sponsor Guaranty to be drawn upon and the Sponsor Guaranty terminated following payment of the settlement amount and release of all associated liens.

As of September 30, 2011, UI would have had to post approximately $12.3 million in collateral pursuant to its wholesale power supply arrangements if certain conditions existed at that time.  See “– Major Influences on Financial Condition – Electric Distribution and Transmission – Power Supply Arrangements” for additional information.

Financial Covenants

UIL Holdings and its subsidiaries are required to comply with certain covenants in connection with their respective loan agreements.  The covenants are normal and customary in bank and loan agreements, and UIL Holdings and its subsidiaries were in compliance with such covenants as of September 30, 2011.

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

CRITICAL ACCOUNTING POLICIES

UIL Holdings’ Consolidated Financial Statements are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty.  Investors need to be aware of these policies and how they impact UIL Holdings’ financial reporting to gain a more complete understanding of UIL Holdings’ Consolidated Financial Statements as a whole, as well as management’s related discussion and analysis presented herein.  While UIL Holdings believes that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010 are those that depend most heavily on these judgments and estimates.  At September 30, 2011, there have been no material changes to any of the Critical Accounting Policies described therein.

Index

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

As of September 30, 2011, UIL Holdings had certain guarantee contracts outstanding for which no liability has been recorded in the Consolidated Financial Statements.  Refer to Part I, Item 1, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (J), Commitments and Contingencies,” of this Quarterly Report on Form 10-Q for further discussion of such guarantees.

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

RESULTS OF OPERATIONS

Use of Non-GAAP Measures

Within the “Results of Operations” section of this Quarterly Report on Form 10-Q, tabular presentations are provided showing a comparison of UIL Holdings’ net income and earnings per share (EPS) for the three and nine month periods ended September 30, 2011 and 2010.  The amounts presented show the EPS for each of UIL Holdings’ lines of business, as well as non-utility activities and acquisition and closing related expenses, calculated by dividing the income of each line of business by the average number of shares of UIL Holdings’ common stock outstanding for the quarterly periods presented.  UIL Holdings believes this information is useful in understanding the fluctuations in earnings per share between the current and prior year periods.

Third Quarter 2011 vs. Third Quarter 2010

UIL Holdings’ net income was $12.2 million, or $0.24 per share, a decrease of $4.8 million, or $0.28 per share, compared to the third quarter of 2010.  Excluding the after-tax impact of the Acquisition and the impact of the earnings dilution associated with the September 2010 equity issuance, net income for the third quarter 2011 was $0.67 per share.  The table below presents a comparison of UIL Holdings’ net income and EPS for the third quarters of 2011 and 2010.

Index

The gas distribution business had a net loss of $6.2 million for the quarter, consistent with the seasonal nature of the gas business.  The financial results for the third quarter of 2010 do not include the operations of the Gas Companies which were acquired in the fourth quarter of 2010.

	Quarter Ended September 30, 2011	Quarter Ended September 30, 2010	2011 More (Less) than 2010

Net Income (Loss) (In Millions except per share amounts)

Electric Distribution and Transmission	$20.7	$21.3	$(0.6)
Non-Utility excluding the impact of the Acquisition	0.9	(0.2)	1.1
Net Income excluding the impact of the Acquisition	21.6	21.1	0.5
Gas Distribution	(6.2)	-	(6.2)
Non-Utility impact of the Acquisition (1)	(3.2)	(4.1)	0.9
Total Net Income	$12.2	$17.0	$(4.8)

EPS
Electric Distribution and Transmission	$0.41	$0.66	$(0.25)
Non-Utility excluding the impact of the Acquisition	0.01	(0.01)	0.02
Net Income excluding the impact of the Acquisition	0.42	0.65	(0.23)
Gas Distribution	(0.12)	-	(0.12)
Non-Utility impact of the Acquisition (1)	(0.06)	(0.13)	0.07
Total EPS - Basic	$0.24	$0.52	$(0.28)
Total EPS - Diluted	$0.24	$0.52	$(0.28)

EPS - Basic: Equity Issuance Impact
Net Income excluding the impact of the Acquisition	$0.42	$0.65	$(0.23)
September 2010 equity issuance	0.25	0.04	0.21

EPS excluding the impact of the Acquisition and September 2010 equity issuance	$0.67	$0.69	$(0.02)

(1)For the quarter ended September 30, 2011, the non-utility impact of the Acquisition includes interest expense related to the October 2010 issuance of $450 million of debt used to partially fund the Acquisition.  For the quarter ended September 30, 2010, the non-utility impact of the Acquisition includes acquisition related costs

Electric Distribution and Transmission

Many of the changes in UI’s unbundled revenue and expense components impact line items in its Consolidated Statement of Income, but do not affect net income, because the costs associated with those components are passed through to customers.  As a result, UIL Holdings believes it is important to understand the factors that do have an impact on net income in the discussion of UI’s distribution business below.

Overall, UI’s operating revenue decreased by $15.5 million, from $236.3 million in the third quarter of 2010 to $220.8 million in the third quarter of 2011.  Retail revenue decreased $30.7 million, which was primarily attributable to the impact of customers switching to alternate suppliers to supply the generation portion of their customer bill, which has no impact on net income.  During the third quarter of 2011, there was a 5.3% increase in kWh provided by alternate suppliers compared to the third quarter of 2010 which was primarily attributable to an average increase of 34,661 alternate supplier customers in the third quarter of 2011 compared to third quarter of 2010.  Decreases in distribution rates and sales volume also contributed to the decrease in retail revenue.  Retail sales decreased by 34 million kWh, from 1,646 million kWh in third quarter of 2010, to 1,612 million kWh in the third quarter of 2011.  Retail sales normalized for the weather impact decreased 16 million kWh, from 1,529 million kWh in the third quarter of 2010, to 1,513 million kWh in the third quarter of 2011.  Other revenues increased $15.4 million, which was primarily attributable to the net activity of the GSC “working capital allowance” due to timing differences, partially offset by higher transmission revenue as well as the distribution revenue decoupling adjustment.

Purchased power expense decreased by $12.6 million, from $65.6 million in the third quarter of 2010 to $53.0 million in the third quarter of 2011.  The decrease was primarily attributable to the impact of customers switching to alternate suppliers to supply the generation portion of their customer bill, as discussed above, partially offset by higher costs to procure power.  UI receives electricity to satisfy its standard service and supplier of last resort requirements through fixed-price purchased power agreements.  The variance does not impact net income as these costs are recovered through the GSC and Bypassable Federally Mandated Congestion Charges portion of UI’s unbundled retail customer rates.

UI’s O&M expenses increased by $1.9 million, from $57.3 million in the third quarter of 2010, to $59.2 million in the third quarter of 2011.  The increase was primarily attributable to higher uncollectible expenses.

Index

UI’s transmission wholesale expenses increased by $1.8 million, from $23.4 million in the third quarter of 2010 to $25.2 million in the third quarter of 2011.  The increase was primarily attributable to higher regional transmission expenses, of which UI pays a portion based upon its relative load and which are recovered through rates.

UI’s depreciation and amortization decreased by $2.2 million, from $28.3 million for the third quarter of 2010 to $26.1 million in the third quarter of 2011.  The decrease was primarily attributable to decreased amortization of the 2009 pension regulatory asset, which has been recovered through rates.

UI’s taxes, other than income taxes, decreased $1.1 million, from $20.2 million in the third quarter of 2010 to $19.1 million in the third quarter of 2011.  The decrease was primarily attributable to a decrease in gross earnings tax, partially offset by increases in property taxes due to increases in plant and equipment.

UI’s other income and deductions decreased by $0.9 million, from $5.6 million in the third quarter of 2010 to $4.7 million in the third quarter of 2011.  The decrease was primarily attributable to mark-to-market adjustments to non-qualified pension investments.

UI’s income from equity investments increased by $3.1 million, from $0.4 million in the third quarter of 2010 to $3.5 million in the third quarter of 2011.  The increase was primarily attributable to income from the investment in GenConn.

The following discussion details variances which have the most significant impact on net income in the periods presented.  Distribution includes all electric utility revenue and expenses except for transmission.

Distribution

The distribution business had total net income of $13.1 million, a decrease of $1.8 million, compared to the third quarter of 2010.  The decrease in net income was primarily attributable to lower CTA rate base and mark-to-market adjustments to non-qualified pension investments, partially offset by increased income from the investment in GenConn.

Transmission

The transmission business had total net income of $7.6 million, an increase of $1.2 million, compared to the third quarter of 2010.  The increase was primarily attributable to an increase in the allowance for funds used during construction (AFUDC).

Non-Utility

UIL Holdings retains certain costs, primarily interest expense on holding company debt, at the holding company, or “corporate” level which are not allocated to its various subsidiaries.  UIL Corporate incurred net after-tax costs of $2.3 million, or $0.05 per share, in the third quarter of 2011 compared to net after-tax costs of $4.3 million, or $0.14 per share, in the third quarter of 2010.  The decrease was primarily attributable to the absence in 2011 of acquisition related expenses incurred in the third quarter of 2010, partially offset by interest expense related to the October 2010 issuance of $450 million of public debt, the proceeds of which were used to partially fund the Acquisition.

First Nine Months 2011 vs. First Nine Months 2010

UIL Holdings’ net income was $78.4 million, or $1.55 per share, an increase of $34.0 million, or $0.11 per share, compared to the first nine months of 2010.  Excluding the after-tax impact of the Acquisition and the impact of the earnings dilution associated with the September 2010 equity issuance, net income for the first nine months of 2011 was $1.88 per share.  The table below presents a comparison of UIL Holdings’ net income and EPS for the first nine months of 2011 and 2010.

The gas distribution business had net income of $29.7 million, primarily reflecting the colder than normal temperatures in the first quarter of 2011.  The financial results for the first nine months of 2010 do not include the operations of the Gas Companies which were acquired in the fourth quarter of 2010.

Index

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	2011 More (Less) than 2010

Net Income (Loss) (In Millions except per share amounts)

Electric Distribution and Transmission	$58.1	$53.9	$4.2
Non-Utility excluding the impact of the Acquisition	0.1	(1.1)	1.2
Net Income excluding the impact of the Acquisition	58.2	52.8	5.4
Gas Distribution	29.7	-	29.7
Non-Utility impact of the Acquisition (1)	(9.5)	(8.4)	(1.1)
Total Net Income	$78.4	$44.4	$34.0

EPS
Electric Distribution and Transmission	$1.15	$1.76	$(0.61)
Non-Utility excluding the impact of the Acquisition	-	(0.05)	0.05
Net Income excluding the impact of the Acquisition	1.15	1.71	(0.56)
Gas Distribution	0.59	-	0.59
Non-Utility impact of the Acquisition (1)	(0.19)	(0.27)	0.08
Total EPS - Basic	$1.55	$1.44	$0.11
Total EPS - Diluted	$1.54	$1.42	$0.12

EPS - Basic: Equity Issuance Impact
Net Income excluding the impact of the Acquisition	$1.15	$1.71	$(0.56)
September 2010 equity issuance	0.73	0.03	0.70
EPS excluding the impact of the Acquisition and September 2010 equity issuance	$1.88	$1.74	$0.14

(1)For the nine months ended September 30, 2011, the non-utility impact of the Acquisition includes interest expense related to the October 2010 issuance of $450 million of debt used to partially fund the Acquisition. For the nine months ended September 30, 2010, the non-utility impact of the Acquisition includes acquisition related costs

Electric Distribution and Transmission

Many of the changes in UI’s unbundled revenue and expense components impact line items in its Consolidated Statement of Income, but do not affect net income, because the costs associated with those components are passed through to customers.  As a result, UIL Holdings believes it is important to understand the factors that do have an impact on net income in the discussion of UI’s distribution business below.

Overall, UI’s operating revenue decreased by $61.2 million, from $663.7 million in the first nine months of 2010 to $602.5 million in the first nine months of 2011.  Retail revenue decreased $61.7 million, which was primarily attributable to the impact of customers switching to alternate suppliers to supply the generation portion of their customer bill, which has no impact on net income.  During the first nine months of 2011, there was a 13.4% increase in kWh provided by alternate suppliers, compared to the first nine months of 2010 which was primarily attributable to an average increase of 50,423 alternate supplier customers in the first nine months of 2011, compared to the first nine months of 2010.  The decrease in retail revenue was partially offset by increases in distribution rates and sales volume.  Retail sales decreased by 58 million kWh, from 4,236 million kWh in first nine months of 2010, to 4,178 million kWh in the first nine months of 2011.  Retail sales normalized for the weather impact decreased 82 million kWh, from 4,380 million kWh in the first nine months of 2010, to 4,298 million kWh in the first nine months of 2011.

Purchased power expense decreased by $55.0 million, from $194.5 million in the first nine months of 2010 to $139.5 million in the first nine months of 2011.  The decrease was primarily attributable to the impact of customers switching to alternate suppliers to supply the generation portion of their customer bill, as discussed above, partially offset by higher costs to procure power.  UI receives electricity to satisfy its standard service and supplier of last resort requirements through fixed-price purchased power agreements.  The variance does not impact net income as these costs are recovered through the GSC and Bypassable Federally Mandated Congestion Charges portion of UI’s unbundled retail customer rates.

UI’s O&M expenses decreased by $1.1 million, from $170.9 million in the first nine months of 2010, to $169.8 million in the first nine months of 2011.  The decrease was primarily attributable to decreases in payments to customers related to distributed generation grants which are recovered through rates, partially offset by increases in outside services expenses.

Index

UI’s transmission wholesale expenses increased by $5.6 million, from $54.2 million in the first nine months of 2010 to $59.8 million in the first nine months of 2011.  The increase was primarily attributable to higher regional transmission expenses, of which UI pays a portion based upon its relative load and which are recovered through rates.

UI’s depreciation and amortization decreased by $9.6 million, from $82.6 million for the first nine months of 2010 to $73.0 million in the first nine months of 2011.  The decrease was primarily attributable to decreased amortization of software and decreased amortization of the 2009 pension regulatory asset, which has been recovered through rates.

UI’s other income and deductions increased by $1.2 million, from $14.2 million in the first nine months of 2010 to $15.4 million in the first nine months of 2011.  The increase was primarily attributable to an increase in the AFUDC.

UI’s interest expense increased by $2.5 million, from $29.8 million in first nine months 2010 to $32.3 million in first nine months 2011.  The increase was primarily attributable to increased long-term borrowings.

UI’s income from equity investments increased by $8.7 million, from a loss of $0.5 million in the first nine months of 2010 to income of $8.2 million in the first nine months of 2011.  The increase was primarily attributable to income from the investment in GenConn.

The following discussion details variances which have the most significant impact on net income in the periods presented.  Distribution includes all electric utility revenue and expenses except for transmission.

Distribution

The distribution business had total net income of $34.9 million, an increase of $0.5 million, compared to the first nine months of 2010.  The increase in net income was primarily attributable to increased income from the investment in GenConn, partially offset by lower CTA rate base.

Transmission

The transmission business had total net income of $23.2 million, an increase of $3.7 million, compared to the first nine months of 2010.  The increase was primarily attributable to an increase in the AFUDC.

Non-Utility

UIL Holdings retains certain costs, primarily interest expense on holding company debt, at the holding company, or “corporate” level which are not allocated to its various subsidiaries.  UIL Corporate incurred net after-tax costs of $9.4 million, or $0.19 per share, in the first nine months of 2011 compared to net after-tax costs of $9.5 million, or $0.32 per share, in the first nine months of 2010.  The decrease was primarily attributable to the absence in 2011 of acquisition related expenses incurred in the first nine months of 2010, partially offset by interest expense related to the October 2010 issuance of $450 million of public debt, the proceeds of which were used to partially fund the Acquisition.

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

Index

UIL Holdings carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of UIL Holdings’ disclosure controls and procedures as of September 30, 2011.  As of September 30, 2011, UIL Holdings’ Chief Executive Officer and its Chief Financial Officer concluded that its disclosure controls and procedures were effective and provided reasonable assurance that the disclosure controls and procedures accomplished their objectives.

Changes in Internal Control Over Financial Reporting

There have been no changes in UIL Holdings’ internal control over financial reporting during the three month period ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, UIL Holdings’ internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A. – Risk Factors.

Shareowners and prospective investors should carefully consider the risk factors that were previously disclosed in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  There have been no material changes to such risk factors, except as follows:

UIL Holdings is dependent upon Iberdrola USA for certain transitional services being provided pursuant to a transition agreement. The failure of Iberdrola USA to perform its obligations under the transition agreement could adversely affect UIL Holdings’ business, financial results and financial condition.

UIL Holdings is dependent upon Iberdrola USA to continue to provide certain shared services and business support functions in areas such as technology, finance and human resources, along with management support, for a period of time to facilitate the integration of the Gas Companies.  The terms of these arrangements are governed by a transition agreement entered into on November 16, 2010, with an initial term of one year.  UIL Holdings has exercised its right to extend the agreement, to May 16, 2012.  The agreement allows for two additional extension periods of ninety days each, at UIL Holdings’ election.  If Iberdrola USA fails to perform its obligations under the transition agreement, UIL Holdings may not be able to perform such services or obtain such services from third parties at all or on favorable terms.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

UIL Holdings repurchased 16,200 shares of common stock in open market transactions to satisfy matching contributions for participants’ contributions into UI’s 401(k)/Employee Stock Ownership Plan in the form of UIL Holdings common stock as follows:

Period	Total Number of Shares Purchased*	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July	5,400	$32.89	None	None
August	4,900	$29.94	None	None
September	5,900	$33.26	None	None
Total	16,200	$32.03	None	None
*	All shares were purchased in open market transactions. The effects of these transactions did not change the number of outstanding shares of UIL Holdings’ common stock.

Index

Item 6.  Exhibits.

(a)           Exhibits:

Exhibit No.	Description

4.10
Note Purchase Agreement, dated August 29, 2011, for 3.88% and 5.39% Medium-Term Notes (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on September 1, 2011).

4.11	Thirty-First Supplemental Indenture, dated November 1, 2008 (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on September 1, 2011).

31.1	Certification of Periodic Financial Report.

31.2	Certification of Periodic Financial Report.

32	Certification of Periodic Financial Report.

101.INS 101.SCH 101.CAL 101.LAB 101.PRE 101.DEF
The following financial information from the UIL Holdings Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed with the SEC on October 3, 2011, is formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three and nine month periods ended September 30, 2011 and 2010, (ii) the Consolidated Balance Sheet as of September 30, 2011 and December 31, 2010, (iii) the Consolidated Statement of Cash Flows for the nine month periods ended September 30, 2011 and 2010 and (iv) the Notes to Consolidated Financial Statements.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UIL HOLDINGS CORPORATION

Date	11/3/2011	/s/ Richard J. Nicholas
Richard J. Nicholas
Executive Vice President
and Chief Financial Officer