Form 10-K
period 2011-12-31
UIL HOLDINGS CORP
filed 2012-02-22
CIK 1082510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to

Commission File Number 1-15052

(Exact name of registrant as specified in its charter)

Connecticut	06-1541045
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

157 Church Street, New Haven, Connecticut	06506
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  203-499-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, no par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒  No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the UIL Holdings’ voting stock held by non-affiliates, computed by reference to the price at which the common equity was last sold as of the last business day of UIL Holdings’ most recently completed second fiscal quarter (June 30, 2011) was $1,612,842,215 based on a closing sales price of $32.35 per share.

The number of shares outstanding of the registrant’s only class of common stock, as of February 17, 2012 was 50,555,259.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of this Form 10-K into which document is incorporated
Part I Definitive Proxy Statement for Annual Meeting of the Shareowners to be held on May 15, 2012	III

UIL HOLDINGS CORPORATION
FORM 10-K
December 31, 2011

GLOSSARY OF TERMS

AFUDC  (Allowance for Funds Used During Construction) – The cost of utility equity and debt funds used to finance construction projects that is capitalized as part of construction cost.

Bcf – One billion cubic feet or 1,000 Mcf.

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

Ccf – One hundred cubic feet, approximately one therm.

city gate – The point or measuring station at which a natural gas distribution company takes delivery of natural gas from an interstate natural gas pipeline.

C&LM (assessment/charge)  (Conservation and Load Management) – Statutory assessment on electric utility retail customer bills placed in a State of Connecticut fund used to support energy conservation and load management programs.

CTA  (Competitive Transition Assessment) – The component of electric utility retail customer bills assessed to allow utilities in the State of Connecticut to recover allowable Stranded Costs, as determined by PURA.

Dth  (Dekatherm) – Unit of heating value equivalent to 10 therms or 1,000,000 Btus (about one Mcf).

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

GSC  (Generation services charge) – The rate, as determined by PURA, charged to electric utility retail customers for the generation service and ancillary products purchased at wholesale and delivered by UI as part of fully bundled services.

kV  (kilovolt) – 1,000 volts.  A volt is a unit of electromotive force.

kW  (kilowatt) – 1,000 watts.

kWh  (kilowatt-hour) – The basic unit of electric energy equal to one kilowatt of power supplied to or taken from an electric circuit steadily for one hour.

LNG (Liquefied Natural Gas) – natural gas (methane) after being cooled to about negative160°C for storage or shipment as a liquid in  high pressure cryogenic containers.

LDC  (Local Distribution Company) – A company that obtains the major portion of its operating revenues from the operation of a retail gas distribution system.  Generally, LDCs are regulated at the state level, and they operate no transmission systems other than incidental connections.

Mcf – one thousand cubic feet, nearly equal to one MMBtu, or one dekatherm.

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

PURA  (Connecticut Public Utilities Regulatory Authority) – State agency that regulates certain ratemaking, services, accounting, plant and operations of Connecticut utilities.

REI  (Renewable Energy Investment) – Statutory assessment on electric utility retail customer bills placed in a State of Connecticut fund to support renewable energy projects.

SBC  (Systems Benefits Charge) – The component of electric utility retail customer bills, in the State of Connecticut, representing public policy costs such as generation decommissioning and displaced worker protection costs, as determined by PURA.

Stranded Costs – Costs that are recoverable from retail customers, as determined by PURA, including above-market long-term purchased power obligations, regulatory assets, and above-market investments in power plants.

Therm – Unit of heat equal to 100,000 Btu’s, approximately one Ccf.

Transitional Standard Offer – UI’s obligation under Connecticut electric industry restructuring legislation, to offer a regulated “transitional standard offer” retail service from January 1, 2004 through December 31, 2006 to each customer who did not choose an alternate electricity supplier.

VEBA  (Voluntary Employee Benefit Association Trust) – Trust accounts for health and welfare plans for future payments to employees, retirees or their beneficiaries.

Watt – A unit of electrical power equal to one joule per second.

Part I

Item 1.  Business.

GENERAL

The primary business of UIL Holdings Corporation (UIL Holdings) is ownership of its operating regulated utility businesses.  The utility businesses consist of the electric distribution and transmission operations of The United Illuminating Company (UI) and the natural gas transportation, distribution and sales operations of The Southern Connecticut Gas Company (SCG), a subsidiary of Connecticut Energy Corporation (CEC), Connecticut Natural Gas Corporation (CNG), a subsidiary of CTG Resources, Inc. (CTG), and The Berkshire Gas Company (Berkshire), a subsidiary of Berkshire Energy Resources (BER, and together with SCG, CNG, Berkshire, CEC and CTG, the Gas Companies).  CEC, CTG and BER are holding companies whose sole business is ownership of their respective operating regulated gas utility.  UI is also a 50-50 joint venturer with NRG Energy, Inc. (NRG) in GCE Holding LLC, whose wholly owned subsidiary, GenConn Energy LLC (collectively, GenConn), was chosen by the Public Utilities Regulatory Authority (PURA) to build and operate new peaking generation plants to help address Connecticut’s need for power generation during the heaviest load periods.  UIL Holdings is headquartered in New Haven, Connecticut, where its senior management maintains offices and is responsible for overall planning, operating and financial functions.

UIL Holdings files electronically with the United States Securities and Exchange Commission (SEC): required reports on Form 8-K, Form 10-Q and Form 10-K; proxy materials; ownership reports for insiders as required by Section 16 of the Securities and Exchange Act of 1934; and registration statements on Forms S-3 and S-8, as necessary.  The public may read and copy any materials UIL Holdings has filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549.  The public may also obtain information on the operation of the Public Reference Room by calling the SEC toll-free at 1-800-SEC-0330.  The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  Copies of UIL Holdings’ annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed with the SEC may be requested, viewed, or downloaded on-line, free of charge, at UIL Holdings’ website (www.uil.com).

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

In accordance with the requirements of Accounting Standards Codification (ASC) 280 “Segment Reporting,” UIL Holdings has divided its regulated businesses into Electric Distribution and Transmission and Gas Distribution operating segments for financial reporting purposes to reflect the way that UIL Holdings manages its business.  Electric Distribution and Transmission is further separated into distribution and transmission operating segments.  For further information, refer to Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (M), Segment Information,” of this Form 10-K, which is hereby incorporated by reference.

UTILITY BUSINESSES

Electric Distribution and Transmission

UI is a regulated operating electric public utility established in 1899.  It is engaged principally in the purchase, transmission, distribution and sale of electricity for residential, commercial and industrial purposes in a service area of about 335 square miles in the southwestern part of the State of Connecticut.  The population of this area is approximately 746,000, which represents approximately 21% of the population of Connecticut.  The service area, largely urban and suburban, includes the principal cities of Bridgeport (population of approximately 137,000) and New Haven (population of approximately 124,000) and their surrounding areas.  The service territory is home to a diverse array of business sectors including aerospace manufacturing, healthcare, biotech, financial services, precision manufacturing, retail and education.  As of December 31, 2011, UI had approximately 324,000 customers.  Of UI’s

2011 retail revenues, 58.6% were derived from residential sales, 34.1% from commercial sales, 5.8% from industrial sales and 1.5% from street lighting and other sales.  UI’s retail electric revenues vary by season, with the highest revenues typically in the third quarter of the year reflecting seasonal rates, hotter weather and air conditioning use.  UI is regulated as an electric distribution company by PURA in Connecticut and is also subject to regulation by the Federal Energy Regulatory Commission (FERC).  For additional information regarding UI’s revenues refer to Part II, Item 6, “Selected Financial Data,” of this Form 10-K, which is hereby incorporated by reference.

Franchises

UI has valid franchises to engage in the purchase, transmission, distribution and sale of electricity in its service area, the right to erect and maintain certain facilities over, on and under public highways and grounds, and the power of eminent domain.  These franchises are subject to alteration, amendment or revocation by the Connecticut legislature, and revocation by PURA under circumstances specified by statute, and subject to certain approvals, permits and consents of public authorities and others prescribed by statute.

Regulation

UI is subject to regulation by several regulatory bodies, including PURA, the Connecticut Siting Council (CSC) and the FERC.

PURA has jurisdiction with respect to, among other things, rates, accounting procedures, certain dispositions of property and plant, construction of certain electric facilities, mergers and consolidations, the issuance of securities, the condition of plant and equipment and the manner of operation in relation to safety, adequacy and suitability to provide service to customers, including efficiency.

The location and construction of certain electric facilities, including electric transmission lines and bulk substations, are subject to regulation by the CSC with respect to environmental compatibility and public need.

UI is a “public utility” within the meaning of Part II of the Federal Power Act (FPA).  Under the FPA, the FERC governs the rates, terms and conditions of transmission of electric energy in interstate commerce, interconnection service in interstate commerce (which applies to independent power generators, for example), and the rates, terms and conditions of wholesale sales of electric energy in interstate commerce (which includes cost-based rates, market-based rates and the operations of regional capacity and electric energy markets in New England administered by an independent entity, ISO-New England, Inc. (ISO-NE)).  The FERC approves UI’s transmission revenue requirements, which are collected through UI’s retail transmission rates.  The FERC also has authority to ensure the reliability of the high voltage electric transmission system through mandatory reliability standards, monitor and investigate wholesale electric energy markets and entities that have been authorized to sell wholesale power at market-based rates, impose civil and criminal penalties for violations of the FPA (including market manipulation) and require public utilities subject to its jurisdiction to comply with a variety of accounting, reporting and record-keeping requirements.  For further information, refer to Part I, Item 1, “Business” – “Arrangements with Other Industry Participants”, below.

UI is required to comply with reliability standards issued by the North American Electric Reliability Corporation (NERC), a not-for-profit corporation whose mission is to improve the reliability and security of the bulk power system.  NERC reliability standards may be enforced by NERC, the FERC (which oversees NERC), and by the regional entity for New England (Northeast Power Coordinating Council, Inc.) to the extent approved by the FERC.

Connecticut Yankee Atomic Power Company, in which UI has a 9.5% common stock ownership interest, is subject to the jurisdiction of the United States Nuclear Regulatory Commission and the FERC.  The Connecticut Yankee nuclear unit was retired in 1996 and has been decommissioned.  For further information, refer to Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (J), Commitments and Contingencies – Connecticut Yankee Atomic Power Company,” of this Form 10-K, which is hereby incorporated by reference.

Rates

Utilities are entitled by Connecticut law to charge rates that are sufficient to allow them an opportunity to cover their reasonable operating and capital costs, to attract needed capital and maintain their financial integrity, while also protecting relevant public interests.

Regulated Electric Distribution and Transmission

UI’s retail electric service rates are subject to regulation by PURA.  UI’s present general retail rate structure consists of various rate and service classifications covering residential, commercial, industrial and street lighting services.

The revenue components of UI’s retail charges to customers, effective as of January 1, 2012, reflect a total average price of 18.0875¢ per kilowatt-hour (kWh) and consist of the following:

Unbundled Revenue Component	Description	Authorized Return on Equity	Average Price Per kWh
Distribution	The process of delivering electricity through local lines to the customer’s home or business.	8.75%(1)	4.8793¢
Transmission	The process of delivering electricity over high voltage lines to local distribution lines.	12.2-12.4%(2)	1.4326¢
Competitive Transition Assessment (CTA) (3)	Component of retail customer bills designed to allow UI to recover Stranded Costs.	8.75%(3)	1.5066¢
Generation Services Charge (GSC) (4)	The average rate charged to retail customers for the generation services purchased at wholesale by UI for standard service and last resort service.	N/A	8.7367¢
Systems Benefits Charge (SBC) (5)	Charges representing public policy costs, such as generation decommissioning and displaced worker protection costs.	N/A	0.2367¢
Conservation & Load Management (C&LM) (6)	Statutory assessment used to support energy conservation and load management programs.	N/A	0.3000¢
Non-Bypassable Federally Mandated Congestion Charges (NBFMCC) (7)	Federally mandated charge, as defined by Connecticut electric industry restructuring legislation, related to the reliability of supply delivered by the electric system.	N/A	0.8956¢
Renewable Energy Investment (REI) (8)	Statutory assessment used to support renewable energy projects.	N/A	0.1000¢
(1)	PURA authorized return on equity. Earnings above 8.75% will be shared 50% with customers and 50% with shareowners.
(2)	Weighted average estimate based upon FERC authorized rates.
(3)	UI earns the authorized distribution return on equity on CTA rate base. UI defers or accrues additional amortization to achieve the authorized return on equity on unamortized CTA rate base.
(4)
This rate includes $0.004 per kWh for retail access and load settlement costs.  GSC has no impact on results of operations, because revenue collected equals expense incurred (which is referred to as a “pass-through” in this Form 10-K).

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

UI must procure its standard service power pursuant to a procurement plan approved by PURA.  The procurement plan must provide for a portfolio of service agreements procured in an overlapping pattern over fixed time periods (a laddering approach).  In June 2006, PURA approved a procurement plan for UI.  As required by Connecticut statute, a third party consultant retained by PURA works closely with UI in the procurement process and to provide a joint recommendation to PURA as to selected bids.

UI has wholesale power supply agreements in place for the supply of all of its standard service customers for all of 2012, and 40% of 2013.  Supplier of last resort service is procured on a quarterly basis.  UI determined that its contracts for standard service and supplier of last resort service are derivatives under ASC 815 “Derivatives and Hedging” and elected the “normal purchase, normal sale” exception under ASC 815 “Derivatives and Hedging.”  As such, UI regularly assesses the accounting treatment for its power supply contracts.  These wholesale power supply agreements contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt was to fall below investment grade.  In October 2011, Moody’s Investor Services released its updated credit opinion for UI and maintained its Baa2 rating with a stable outlook.   In May 2011, Standard & Poors’ Investor Services released its updated credit opinion for UI, maintaining its BBB rating with a stable outlook.  If UI’s credit rating were to decline one rating and UI were to be placed on negative credit watch, monthly amounts due and payable to the power suppliers would be accelerated to semi-monthly payments.  UI’s credit rating would have to decline two ratings to fall below investment grade at either rating service.  If this were to occur, UI would have to deliver collateral security in an amount equal to the receivables due to the sellers for the thirty-day period immediately preceding the default notice.  If such a situation had been in effect as of December 31, 2011, UI would have had to post approximately $12.2 million in collateral.

UI is permitted to seek long-term contracts for up to 20% of standard service requirements, the goal of which is to obtain long-term energy supply contracts and Connecticut Class I Renewable Energy Certificates for UI’s standard service customers that will result in an economic benefit to ratepayers, both in terms of risk and cost mitigation.  UI continues to keep apprised of possible long-term contracts that could benefit customers; however, UI has not executed any long-term contracts.

New Renewable Source Generation

Under a 2011 Connecticut law (PA 11-80), UI and The Connecticut Light and Power Company (CL&P) are required to enter into long-term contracts to purchase Renewable Energy Credits (RECs) from new facilities installed behind distribution customer meters.  Under this program, UI will be required to enter into contracts totaling up to $200 million in commitments over an approximate 21 year period.  The obligations will phase in over a six year solicitation period, and are expected to peak at an annual commitment level of approximately $13.6 million/year after six years.  The cost of the contracts is expected to be partially mitigated through the resale of the RECs with any remaining costs expected to be recovered in rates.  In December 2011, UI and CL&P submitted a joint petition to PURA outlining a plan to address the new requirements.  UI expects PURA to issue its final decision in the first quarter of 2012.

PA 11-80 also allows for the development of 30 MW of grid-connected renewable energy whereby UI & CL&P are each allowed to develop up to 10 MW and the Department of Energy and Environmental Protection (DEEP) solicited 10 MW from the market.  On December 23, 2011, DEEP announced that it had selected two 5 MW solar projects in CL&P service territory.  UI anticipates that CL&P will execute contracts to purchase energy and associated products from both projects, and that a sharing arrangement will be executed between UI and CL&P.  Pursuant to PA 11-80, the costs of payments made to projects are recoverable through a reconciling component of electric rates.  On January 18, 2012, UI filed a proposal with PURA outlining a framework for approval of UI’s renewable connections program under which UI would develop up to 10 MW of renewable generation for recovery on a cost of service basis.  UI expects PURA to issue a final decision in the second quarter of 2012.

Arrangements with Other Industry Participants

ISO-NE and Regional Transmission Organization (RTO)

ISO-NE, an independent, not-for-profit corporation, is the RTO for New England.  ISO-NE is responsible for the reliable operation of the region’s bulk electric power system, which includes UI’s electric system, and administration of the region’s wholesale electricity marketplace.  ISO-NE also is responsible for the management of the comprehensive bulk electric power system and wholesale markets’ planning processes that address the region's electricity needs.

Transmission Return on Equity (ROE)

The FERC has issued orders establishing allowable ROEs for transmission projects of transmission owners in New England, including UI.  The FERC established a base-level ROE of 11.14%, as well as a 50 basis point ROE adder on Pool Transmission Facilities (PTF) for participation in the RTO for New England and a 100 basis point ROE incentive for projects included in the ISO-NE Regional System Plan that were completed and on line as of December 31, 2008.  For projects placed in service after December 31, 2008, incentives may be requested from the FERC, through a specific showing justifying the incentive, on a project-specific basis.

UI’s overall transmission ROE is determined by the mix of UI’s transmission rate base between new and existing transmission assets, and whether such assets are PTF or non-PTF.  UI’s transmission assets are primarily PTF.  For 2011, UI’s overall allowed weighted-average ROE for its transmission business was 12.4%.

New England East-West Solution

Pursuant to an agreement with CL&P (the Agreement), UI has the right to invest in, and own transmission assets associated with, the Connecticut portion of CL&P’s New England East West Solution (NEEWS) projects to improve regional energy reliability.  NEEWS consists of four inter-related transmission projects being developed by subsidiaries of Northeast Utilities (NU), the parent company of CL&P, in collaboration with National Grid USA.  Three of the projects have portions located in Connecticut:  (1) the Greater Springfield Reliability Project, (2) the Interstate Reliability Project and (3) the Central Connecticut Reliability Project.  In December 2011, CL&P submitted an application to the CSC seeking siting approval of the Interstate Reliability Project.

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

Through December 31, 2011, UI has made deposits totaling $9.6 million in NEEWS and expects to make the remaining deposits over a period of three to five years, depending on the timing and amount of CL&P’s capital expenditures and the projects’ in service dates.  UI earned pre-tax income of approximately $1 million on such deposits in 2011.  On February 6, 2012, UI made an additional deposit in NEEWS of $1.3 million.

Middletown/Norwalk Transmission Project

UI and CL&P filed a transmission cost allocation application relating to the 345-kilovolt (kV) transmission line from Middletown, Connecticut, to Norwalk, Connecticut (the Project) with ISO-NE in April 2008.  In January 2011, ISO-NE determined that 93% of the Project costs are pool-supported PTF costs appropriate for inclusion in New England Regional Network Service transmission rates.  UI will recover the remaining costs of the Project from customers within the State of Connecticut in accordance with UI’s FERC-approved tariff.

Gas Distribution

The Gas Companies engage in natural gas transportation, distribution and sales operations in Connecticut and western Massachusetts serving approximately 374,000 customers in service areas totaling approximately 1,966 square miles.  The service area in Connecticut includes the greater Hartford-New Britain area, Greenwich and the southern Connecticut coast from Westport to Old Saybrook, including the cities of Bridgeport and New Haven.  The population of this service area is approximately 1.6 million, which represents approximately 44.6% of the population of Connecticut.  The service area in Massachusetts includes Berkshire County and portions of Franklin and Hampshire Counties, and includes the cities of Pittsfield, North Adams and Greenfield.  The population of this area is approximately 192,000, which represents 3.0% of the population of Massachusetts.  Of the Gas Companies’ 2011 retail revenues, 60.2% were derived from residential sales, 21.3% from commercial sales, 1.4% from industrial sales and 17.1% from other sales.  Retail revenues vary by season, with the highest revenues typically in the first quarter of the year reflecting seasonal rates and cooler weather.  SCG and CNG are regulated by PURA in Connecticut, and Berkshire is regulated by the Massachusetts Department of Public Utilities (DPU).

Franchises

The Gas Companies have valid franchises to engage in the transportation and distribution and sale of natural gas in their respective service areas.  The franchise agreements allow the Gas Companies to construct and maintain certain facilities over, on and under public highways and grounds, and to exercise the power of eminent domain.  The SCG and CNG franchises are subject to alteration, amendment or revocation by the Connecticut legislature, and revocation by PURA under circumstances specified by statute, and subject to certain approvals, permits and consents of public authorities and others prescribed by statute.  In Connecticut, a gas company may serve customers in an area where it does not have franchise rights provided that the gas company holding the franchise is not serving that area and PURA approval has been obtained.  In Massachusetts, Berkshire may petition the DPU for authority to serve areas for which it does not currently hold franchise rights.

Regulation

The Gas Companies are subject to regulation by several regulatory bodies, including PURA, which regulates SCG and CNG, and the DPU, which regulates Berkshire.  PURA and the DPU have jurisdiction with respect to, among other things, rates, accounting procedures, certain dispositions of property and plant, construction and operation of distribution, production and storage facilities, mergers and consolidations, the issuance of securities, the condition of plant and equipment and the manner of operation in relation to safety, adequacy and service.

The Gas Companies are subject to federal safety regulations promulgated by the United States Department of Transportation, including safety measures related to natural gas distribution facilities.  Both Connecticut and Massachusetts have adopted these federal regulations and certain other safety requirements in addition to the federal regulations.  All of these regulations are administered and enforced by PURA in Connecticut and the DPU in Massachusetts.

Rates

Utilities are entitled by Connecticut and Massachusetts law to charge rates that are sufficient to allow them an opportunity to cover their reasonable operating and capital costs, to attract needed capital and maintain their financial integrity, while also protecting relevant public interests.  The Gas Companies’ present general retail rate structure consists of various rate and service classifications covering residential, commercial and industrial services.  The current revenue components of the Gas Companies’ retail charges to customers reflect fixed monthly service charges, peak day demand charges for commercial and industrial customers, and delivery charges per Ccf of actual gas usage.  For a typical residential customer, the annual blended rate is currently between $1.25 per Ccf and $1.40 per Ccf.  Commercial and industrial rates can vary significantly from customer to customer as a result of their rate schedule and peak day relationship to annual usage.

SCG and CNG

In July and August 2009, PURA issued final decisions in rate cases for CNG and SCG, respectively.  Subsequent to the issuance of these final decisions, both CNG and SCG appealed the PURA orders to the Connecticut superior court.  The rates established in the 2009 decisions, and certain other orders, were stayed by stipulation pending the resolution of the appeals.  In April 2010, the Connecticut superior court ruled in favor of PURA and dismissed the appeals.  CNG and SCG appealed the superior court's dismissal to the Connecticut supreme court.  On March 24, 2011, SCG, CNG and the Office of Consumer Counsel filed a motion with PURA to reopen the SCG and CNG rate cases for the purposes of reviewing and approving a settlement agreement.  On April 13, 2011, PURA reopened the rate cases and then issued a final decision on August 3, 2011.  PURA's final decision approves the settlement agreement, except for minor modifications, including removing the provision that would have combined SCG and CNG for ratemaking purposes without further PURA approval.  The final decision resolves all pending issues related to the rate case appeals and terminates the SCG potential overearnings investigation.  Among other things, it results in the removal for monitoring purposes of the ten basis point penalty originally imposed at both companies for billing issues which have since been remediated resulting in authorized ROEs of 9.41% and 9.36% for CNG and SCG respectively.  Additionally, the companies will be allowed to recover carrying charges on the excess interim rate decrease over-credited to customers during the stay of the rate case decisions while on appeal.  Recoverable carrying charges of approximately $2.2 million were recorded in the third quarter of 2011 and are included in “Other Income and (Deductions)” in UIL Holdings’ Consolidated Statement of Income.  Monthly recognition of carrying charges will continue until the outstanding surcharge balance, which is being collected during the non-winter months (April – November) through November 2012, is extinguished.  The rate case appeals were withdrawn in September 2011 and the stays are no longer in effect.

Berkshire

Berkshire’s rates are established by the DPU.  During 2011, Berkshire operated under a 10-year rate plan, approved by the DPU and which expired on January 31, 2012.  The ROE approved in Berkshire’s rate plan is 10.5%.  Berkshire is currently assessing what action, if any, should be taken.

Purchased Gas Adjustment Clause

SCG and CNG each have purchased gas adjustment clauses and Berkshire has a cost of gas adjustment clause, approved by PURA and DPU, respectively, which enable them to pass the reasonably incurred cost of gas purchases through to customers.  These clauses allow companies to recover changes in the market price of purchased natural gas, substantially eliminating exposure to natural gas price risk.

Gas Supply Arrangements

The Gas Companies satisfy their natural gas supply requirements through purchases from various producer/suppliers, withdrawals from natural gas storage capacity contracts and winter peaking supplies and resources.  The Gas Companies operate diverse portfolios of gas supply, firm transportation, gas storage and peaking resources.  Each Gas Company contracts for such gas resources in its own name for regulatory and other reasons.  Actual reasonable gas costs incurred by each of the Gas Companies are passed through to customers through state regulated purchased gas adjustment mechanisms, subject to regulatory review.

The Gas Companies purchase the majority of the natural gas supply at market prices under seasonal, monthly or mid-term supply contracts and the remainder is acquired on the spot market.  The Gas Companies diversify their sources of supply by amount purchased and location.  The Gas Companies primarily acquire gas at various locations in the US Gulf of Mexico region, in the Appalachia region and in Canada.

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

The prices and terms and conditions of the firm transportation capacity long-term contracts are regulated by the FERC.  Similar to the treatment of gas costs, the actual reasonable cost of such contracts is passed through to customers through state regulated purchased gas adjustment mechanisms.  In November 2010, the Tennessee Gas Pipeline Company (Tennessee), the company that operates a pipeline on which the Gas Companies hold firm transportation contracts, filed a FERC rate case proposing significant rate increases across their entire system which runs from south Texas through New England.  In December 2010, the FERC issued an order setting the Tennessee rate proceeding for hearing and suspended the proposed rate increase until June 1, 2011.  On that date the rates were placed into effect by Tennessee subject to refund to final rates determined through the federal regulatory process.  These rates were nearly double the pre-existing rates for reserving pipeline capacity with Tennessee, but provided for lower variable costs, resulting in a significant net cost increase.  On September 30, 2011, Tennessee made a FERC filing seeking approval of a settlement of the issues in the case reached by the active parties, including FERC staff and the Gas Companies.  On December 5, 2011 the FERC approved the settlement which reduced the rate increase effective as of November 1, 2011 and provided for refunds for the period of June 1, 2011 through October 31, 2011.  The settlement did not have an impact on earnings as the cost of gas is included in customer rates through a purchased gas adjustment mechanism in place at the Gas Companies.

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

ENVIRONMENTAL REGULATION

The National Environmental Policy Act (NEPA) requires that detailed statements of the environmental effect of UIL Holdings’ facilities be prepared in connection with the issuance of various federal permits and licenses.  Federal agencies are required by NEPA to make an independent environmental evaluation of the facilities as part of their actions during proceedings with respect to these permits and licenses.  In Connecticut, the CSC serves as the designated authority to ensure that UIL Holdings’ facilities are in compliance with NEPA, except as otherwise specified in certain permits, such as those required by the U.S. Army Corps of Engineers. Massachusetts has enacted its own Massachusetts Environmental Policy Act (MEPA) to address the requirements of NEPA at the state level.  Under MEPA, the Massachusetts Environmental Policy Act Office reviews projects, including utility projects and siting decisions, for their environmental and community impact.

Under the federal Toxic Substances Control Act (TSCA), the United States Environmental Protection Agency (EPA) has issued regulations that control the use and disposal of Polychlorinated Biphenyls (PCBs).  PCBs were widely used as insulating fluids in many electric utility transformers and capacitors manufactured before TSCA prohibited any further manufacture of such PCB equipment.  Fluids with a concentration of PCBs higher than 500 parts per million and materials (such as electrical capacitors) that contain such fluids must be disposed of through burning in high temperature incinerators approved by the EPA.  Presently, no equipment having fluids with levels of PCBs higher than 500 parts per million are known by UI to remain in service in its system. For the Gas Companies, PCBs are sometimes found in the distribution system.  The Gas Companies test any distribution piping being removed or repaired for the presence of PCBs and comply with relevant disposal procedures, as needed.

Under the federal Resource Conservation and Recovery Act (RCRA), the generation, transportation, treatment, storage and disposal of hazardous wastes are subject to regulations adopted by the EPA.  Connecticut has adopted state regulations that parallel RCRA regulations but are more stringent in some respects.  All of UIL Holdings’ subsidiaries have complied with the notification and application requirements of present regulations, and the procedures by which the subsidiaries handle, store, treat and dispose of hazardous waste products comply with these regulations.

RCRA also regulates underground tanks storing petroleum products or hazardous substances, and Connecticut and Massachusetts have adopted state regulations governing underground tanks storing petroleum and petroleum products that, in some respects, are more stringent than the federal requirements.  UIL Holdings’ subsidiaries currently own ten underground storage tanks, used primarily for gasoline and fuel oil, which are subject to these regulations.  A testing program has been implemented to detect leakage from these tanks, and substantial costs may be incurred for any future actions deemed necessary to prevent tanks from leaking, to remedy any contamination of groundwater, and to modify, remove and/or replace older tanks in compliance with federal and state regulations.

In accordance with applicable regulations, UIL Holdings’ subsidiaries have disposed of residues from operations at landfills.  In recent years it has been determined that such disposal practices, under certain circumstances, can cause groundwater contamination.  Although UIL Holdings subsidiaries have no current knowledge of the existence of any such contamination, the subsidiaries or applicable regulatory agencies may determine in the future that remedial actions must be taken in relation to past disposal practices.

The Gas Companies own or have previously owned property where Manufactured Gas Plants (MGPs) historically operated.  MGP operations have led to contamination of soil and groundwater with petroleum hydrocarbons, benzene and metals, among other things, at these properties, the regulation and cleanup of which is regulated by RCRA as well as other federal and state statutes and regulations.  Each of the Gas Companies has or had an ownership interest in one of such properties contaminated as a result of MGP-related activities, as discussed below.  Under the existing regulations, the cleanup of such sites requires state and at times, federal, regulators’ involvement and approval before cleanup can commence.  In certain cases, such contamination has been evaluated, characterized and remediated.  In other cases, the sites have been evaluated and characterized, but not yet remediated.  Finally, at some of these sites, the scope of the contamination has not yet been fully characterized; no liability was recorded in respect of these sites as of December 31, 2011.  In the past, the Gas Companies have received approval for the recovery of MGP-related remediation expenses from customers through rates and will seek recovery in rates for ongoing MGP-related remediation expenses for all of their MGP sites.

The Gas Companies are also subject to permitting and reporting requirements under the federal Clean Air Act (CAA) and related federal and state regulations.  These regulations cover the various emissions from the Gas Companies’ equipment, primarily turbines and stacks, limiting emissions levels depending on the location of the facility and the existing air quality in the region.  Recent regulations will require UIL Holdings’ subsidiaries to report the amount of greenhouse gases that are emitted from their facilities.  There may be significant costs to UIL Holdings associated with ongoing compliance with CAA regulations for which UIL Holdings would seek recovery through the regulatory process.

The Gas Companies are also subject to permitting and reporting requirements associated with the Federal Clean Water Act (CWA) and the Connecticut and Massachusetts state programs enacted under the authority of the CWA.  These regulations establish limits on various discharges into navigable waters and/or publicly-owned treatment works facilities and the Gas Companies have established procedures to ensure compliance with these limits at their various facilities.

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

If any of the aforementioned events occurs, a UIL Holdings’ subsidiary may experience substantial costs prior to seeking regulatory recovery.  Additional discussion regarding environmental issues may be found in Part II, Item 8 of this Form 10-K under the caption, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements –

Note (J), Commitments and Contingencies – Environmental Concerns,” which information is hereby incorporated by reference.

FINANCING

Information regarding UIL Holdings’ capital requirements and resources and its financings and financial commitments may be found in Part II, Item 7 of this Form 10-K under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” which information is hereby incorporated by reference.

EMPLOYEES

As of December 31, 2011, UIL Holdings and its subsidiaries had a total of 1,868 employees, of which 874 were members of local unions.  UI and Utility Workers Union of America, Local 470-1 are parties to a six-year collective bargaining agreement (the Agreement) which expires on May 17, 2017 and shall thereafter be renewed automatically for yearly periods from year to year until canceled in accordance with the provisions of the Agreement.  CNG and Connecticut Independent Utilities Workers, Local 12924 are parties to a four-year collective bargaining agreement which expires on November 30, 2013.  CNG is also party to a five-year collective bargaining agreement which expires on March 31, 2016 with Utility Workers Union of America, Local 380.  SCG and United Steel Workers, Local 12000 are parties to a five-year collective bargaining agreement which expires on March 23, 2015 and Berkshire and United Steel Workers, AFL, CIO, CLC, Local 12325 are parties to a five-year collective bargaining agreement which expires on March 31, 2014.

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

UIL Holdings’ regulated subsidiaries’ rates and authorized returns on equity are regulated by the FERC, PURA, and DPU.  Legislation and regulatory decisions implementing legislation establish a framework for operations.  Such legislation and regulatory decisions may result in the establishment of revenue requirements that are insufficient for the regulated subsidiaries to maintain customer services at current levels while still earning their allowed return.  Legislation and regulatory decisions could negatively impact the ability to reach earnings targets and to access debt and equity financing at reasonable cost.  Such decisions could also impact UIL Holdings’ ability to recover its regulatory assets, including deferred major storm costs.  For a further discussion of legislative and regulatory actions, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Major Influences on Financial Condition – UIL Holdings Corporation – Legislation & Regulation,” of this Form 10-K.

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

Financial market disruptions could negatively impact UIL Holdings’ ability to access capital in the debt and equity markets, thus impacting its ability to meet its financing requirements and fund its capital program.

All of UIL Holdings’ financing and capital requirements that exceed available cash will be provided by external financing.  Although there is no commitment to provide such financing from any source of funds, other than the short-

term credit facilities currently available to UIL Holdings and its subsidiaries, future external financing needs are expected to be satisfied by the issuance of additional short-term or long-term debt and equity securities.  The continued availability of these methods of financing will be dependent on many factors, including conditions in the securities and credit markets and economic conditions generally, as well as the debt ratings, current debt levels and future income and cash flow of UIL Holdings and its subsidiaries.  See Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (B), Capitalization and Note (D), Short Term Credit Arrangements” of this Form 10-K for a discussion of UIL Holdings’ financing arrangements.

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

Declines in the assets of UIL Holdings’ pension and postretirement benefit plans due to financial market performance could require significant future contributions to such plans.

UIL Holdings provides defined benefit pension plans and other postretirement benefits for a significant number of employees, former employees and retirees.  Financial market disruptions and significant declines in the market values of the investments held to meet the pension and postretirement obligations may require UIL Holdings to make significant contributions to the plans.  Large funding requirements could adversely impact UIL Holdings’ financial condition and results of operations.

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

The economic conditions in Connecticut and Massachusetts in recent years have reduced, and could in the future further reduce, the demand for electricity and natural gas.  The economies of Connecticut and Massachusetts have experienced a sustained decline in the housing market and high unemployment in recent years.  Although they remain below the national average unemployment rate of 8.6%, Connecticut’s and Massachusetts’ seasonally–adjusted unemployment rates were 8.4% and 7.0%, respectively, in December 2011.  Furthermore, as a result of the continued economic uncertainties affecting the economies of Connecticut, Massachusetts, the United States and other parts of the world, UI’s and the Gas Companies’ vendors and service providers could experience serious cash flow problems.  As a result, such vendors and service providers may be unable to perform under existing contracts or may significantly increase their prices or reduce their output or performance on future contracts.

The loss of key personnel or the inability to hire and retain qualified employees could have an adverse effect on operations.

A significant portion of the work force of UIL Holdings’ regulated subsidiaries, including many experienced workers with specialized skills in constructing and maintaining the electrical and gas infrastructures, is eligible to retire over the next several years.  The difficulty in finding experienced replacements for these employees, combined with the significant length of time to train such replacements, could lead to an inability to replace all retirees and negatively impact the ability of UIL Holdings’ regulated subsidiaries to maintain system reliability at its current levels.  For further discussion refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Major Influences on Financial Condition,” of this Form 10-K.

The inability of management to maintain good relations and effectively negotiate future collective bargaining agreements with the bargaining units could have an adverse impact on the financial condition and results of operations of UIL Holdings.

Significant portions of the workforce at UIL Holdings’ regulated subsidiaries are covered by collective bargaining agreements that expire between March 2013 and May 2017.  The inability of management to maintain good relations and effectively negotiate future collective bargaining agreements with the bargaining units could result in increased expenses related to wages and benefits, inefficient and/or ineffective job performance or organized work stoppages.

The potential for GenConn to be unable to recover costs could adversely impact UIL Holdings’ financial condition and results of operations.

The inability of GenConn to recover the operating and capital costs related to the construction of its peaking generation facilities could adversely impact UIL Holdings’ financial condition and results of operations.  The final determination on the recovery of capital costs related to the construction of the peaking generation facilities will be made by PURA as part of GenConn’s 2013 revenue requirement proceeding.  A final decision in that proceeding is expected in the fourth quarter of 2012.

Grid disturbances, disruption in our networks, pipeline curtailments, security breaches, cyber attacks, or acts of war or terrorism could negatively impact UIL Holdings’ operating systems, compromise customer or other information and result in potential financial liability.

A disruption or black-out caused by an event that impacts the regional electric grid, regional gas pipelines, or UIL Holdings’ regulated subsidiaries’ local systems, such as, but not limited to, transmission facility outage, interstate pipeline curtailments, security breach, cyber attack, act of war or terrorist action, could negatively impact the operation and sustainability of UIL Holdings’ operating systems.  Furthermore, any threats or actions that negatively impact the integrity of, security of, or ability to manage UIL Holdings’ facilities, computer networks, systems, or programs, could cause the information stored there to be accessed, publicly disclosed, lost or stolen and could result in legal claims or proceedings that damage UIL Holdings’ reputation and adversely effect UIL Holdings’ financial condition and results of operations.

Severe weather could adversely impact UIL Holdings’ financial condition and results of operations.

Severe weather, such as ice and snowstorms, hurricanes and other natural disasters, may cause outages and substantial property damage which may result in additional costs that are generally not insured.  This could result in a significant decrease in revenues and significant additional costs to repair assets, which could have an adverse impact on our financial condition and results of operations if costs are not recovered through the regulatory process.

UIL Holdings is exposed to additional risks and uncertainties with respect to the Gas Companies and their operations.

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

UI owns and operates 27 bulk electric supply substations with a capacity of 1,894 megavoltampere (MVA), and 17 distribution substations with a capacity of 87 MVA.  UI has 3,293 pole-line miles of overhead distribution lines and 132 distribution conduit-bank miles.

The Gas Companies’ natural gas systems consist of approximately 4,284 miles and 738 miles of distribution pipeline in Connecticut and Massachusetts, respectively.  SCG and CNG also operate and maintain numerous gate stations, and have firm pipeline capacity under contract totaling 422,992 Dth of natural gas for a maximum peak delivery day.

CNG owns and operates a liquefied natural gas plant which can store up to 1.2 Bcf of natural gas and can vaporize up to 90,000 Mcf per day of liquid natural gas to meet peak demand.  SCG has contract rights to and operates a similar plant to the CNG plant with the same capabilities to store up to 1.2 Bcf of natural gas.  SCG’s LNG facilities can vaporize up to 82,000 Mcf per day of liquid natural gas to meet peak demands.  SCG and CNG have also contracted for 21 Bcf of storage with a maximum peak day delivery capability of 204,099 Mcf per day (included in the total pipeline deliveries noted above).

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

See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Liquidity and Capital Resources,” of this Form 10-K concerning the estimated cost of additions to UIL Holdings subsidiaries’ transmission and distribution facilities, which information is hereby incorporated by reference.

Item 3.  Legal Proceedings.

There were no legal proceedings required to be reported under this item.

Item 4.  Mine Safety Disclosures.

Not applicable.

EXECUTIVE OFFICERS

The names and ages of all executive officers of UIL Holdings and the period during which he or she has held the corporate office indicated, are as follows:

Name	Age*	Position	Effective Date
James P. Torgerson**	59	President and Chief Executive Officer	(1)
Anthony J. Vallillo**	62	Executive Vice President and Chief Operating Officer	(2)
Richard J. Nicholas**	56	Executive Vice President and Chief Financial Officer	March 1, 2005
Linda L. Randell**	61	Senior Vice President, General Counsel and Chief Compliance Officer	(3)
Steven P. Favuzza**	58	Vice President and Controller	July 23, 2007
John J. Prete**	54	Vice President of Technical Services	(4)
Anthony Marone III**	48	Vice President of Business Services	(5)
Diane Pivirotto**	61	Vice President of Human Resources	November 16, 2010
Robert M. Allessio	61	Vice President of Connecticut Gas Operations	November 16, 2010
Joseph Santamaria	42	Vice President of Information Technology and Chief Information Officer	November 16, 2010
_______________________
*	Age as of December 31, 2011
**	Executive officer has entered into an employment agreement.

(1)  James P. Torgerson was appointed President of UIL Holdings, effective January 23, 2006.  Mr. Torgerson was appointed Chief Executive Officer of UIL Holdings, effective July 1, 2006.

(2)  Anthony J. Vallillo was appointed President and Chief Operating Officer of UI on January 1, 2001.  Mr. Vallillo was appointed Executive Vice President and Chief Operating Officer of UIL Holdings, effective November 16, 2010.

(3)  Linda L. Randell was appointed Senior Vice President and General Counsel of UIL Holdings commencing March 26, 2007.  Ms. Randell was appointed Chief Compliance Officer of UIL Holdings on May 10, 2011.

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

Linda L. Randell.  Ms. Randell was appointed Senior Vice President and General Counsel of UIL Holdings and UI on March 26, 2007.  Effective November 16, 2010, Ms. Randell was appointed General Counsel of each of BER, CTG, CEC, Berkshire, CNG and SCG.  Ms. Randell was appointed Chief Compliance Officer of UIL Holdings on May 10, 2011.  Ms. Randell served as a Partner of Wiggin and Dana LLP from 1980 to March 2007.

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

Anthony Marone III.  Mr. Marone served as Associate Vice President – Client Services of UI from February 2005 to October 2007.  Mr. Marone served as Vice President – Client Services of UI from October 2007 to July 2009.  Mr. Marone’s job title was changed to Vice President – Client and External Relations of UI on July 1, 2009 and to Senior Vice President – Business Services of UI effective November 16, 2010.  Mr. Marone was appointed Vice President of Business Services of UIL Holdings, effective November 16, 2010.  Mr. Marone is also the President of GenConn Energy LLC (GenConn), a 50-50 joint venture of UI and NRG.  For further information on GenConn, refer to Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (H), Related Party Transactions,” of this Form 10-K, which is hereby incorporated by reference.

Diane Pivirotto.  Ms. Pivirotto served as Associate Vice President of Human Resources of UI from June 2005 to May 2010.  Ms. Pivirotto served as Vice President Human Resources of UI from May 11, 2010 to November 16, 2010.  Ms. Pivirotto was appointed as Vice President of Human Resources of UIL Holdings, effective November 16, 2010.

Robert M. Allessio.  Mr. Allessio served as President and Chief Executive Officer of CNG and SCG, Chief Executive Officer of Berkshire and BER, and President of New Hampshire Gas Corporation and Maine Natural Gas Corporation prior to November 16, 2010.  Mr. Allessio was appointed Vice President of Gas Operations of UIL Holdings, effective November 16, 2010, and remains as President of CNG and SCG as well as Chief Executive Officer of Berkshire.

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

Part II

Item 5.  Market for UIL Holdings’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

UIL Holdings’ common stock is traded on the New York Stock Exchange, where the quarterly high and low closing sale prices during 2011 and 2010 were as follows:

	2011 Sale Price		2010 Sale Price
	High	Low	High	Low

First Quarter	$31.05	$28.72	$28.71	$25.62
Second Quarter	$34.10	$29.99	$30.25	$24.00
Third Quarter	$33.96	$30.28	$28.25	$25.23
Fourth Quarter	$35.66	$31.43	$30.78	$28.36

Quarterly dividends on the common stock have been paid since 1900.  The quarterly cash dividends declared in 2011 and 2010 were at a rate of $0.432 per share.

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

As of December 31, 2011, there were 7,160 common stock shareowners of record.

The line graph appearing below compares the yearly change in UIL Holdings’ cumulative total shareowner return on its common stock with the cumulative total return on the S&P Composite-500 Stock Index, the S&P Public Utility Index and the S&P Electric Power Companies Index for the period of five fiscal years commencing 2007 and ending 2011.

	Dec-06	Dec-07	Dec-08	Dec-09	Dec-10	Dec-11
UIL	$100	$92	$79	$78	$88	$109
S&P 500	$100	$104	$64	$79	$89	$89
S&P Public Utility Index	$100	$116	$79	$85	$85	$98
S&P Elect. Pwr. Co. Index	$100	$119	$85	$84	$83	$96

*
Assumes that the value of the investment in UIL Holdings’ common stock and each index was $100 on December 31, 2006 and that all dividends were reinvested.  For purposes of this graph, the yearly change in cumulative shareowner return is measured by dividing (i) the sum of (A) the cumulative amount of dividends for the year, assuming dividend reinvestment, and (B) the difference in the fair market value at the end and the beginning of the year, by (ii) the fair market value at the beginning of the year.  The changes displayed are not necessarily indicative of future returns measured by this or any other method.

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans [Excluding Securities Reflected in Column (a)] (c)

Equity Compensation Plans Approved by Security Holders	1,034,252	(1)	$33.39	(2)	375,671

Equity Compensation Plans Not Approved by Security Holders	None		–		–

Total	1,034,252	(1)	$33.39	(2)	375,671

(1)
Includes 98,220 shares to be issued upon exercise of outstanding options, which include reload rights, 668,388 performance shares to be issued upon satisfaction of applicable performance and service requirements, and 267,644 shares of restricted stock subject to applicable service requirements.

(2)	Weighted average exercise price is applicable to outstanding options only.

UIL Holdings repurchased 15,700 shares of common stock in open market transactions to satisfy matching contributions for participants’ contributions into UIL Holdings 401(k) in the form of UIL Holdings stock as follows:

Period	Total Number of Shares Purchased*	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
October	6,700	$32.71	None	None
November	4,100	$33.74	None	None
December	4,900	$33.89	None	None
Total	15,700	$33.45	None	None
* All shares were purchased in open market transactions.  The effects of these transactions did not change the number of outstanding shares of UIL Holdings’ common stock.

Item 6. Selected Financial Data. (1)

	2011	2010	2009	2008	2007
Financial Results of Operation ($000's)
Electric Distribution and Transmission
Retail
Residential	$384,967	$439,357	$473,813	$495,440	$483,847
Commercial	224,028	248,028	273,759	302,765	350,158
Industrial	37,927	39,154	39,524	47,918	56,257
Other	9,611	10,037	9,569	9,403	10,188
Wholesale	491	505	235	42,291	36,637
Other operating revenues	140,632	122,466	98,781	50,123	43,917
Total Electric Distribution and Transmission	797,656	859,547	895,681	947,940	981,004
Gas Distribution
Retail
Residential	406,229	75,766	N/A	N/A	N/A
Commercial	144,162	26,122	N/A	N/A	N/A
Industrial	9,532	5,401	N/A	N/A	N/A
Other	115,199	12,186	N/A	N/A	N/A
Wholesale	65,943	12,917	N/A	N/A	N/A
Other operating revenues	31,250	5,713	N/A	N/A	N/A
Total Gas Distribution	772,315	138,105
Non-utility Businesses	476	14	869	780	995
Total operating revenues	$1,570,447	$997,666	$896,550	$948,720	$981,999
Operating income	$219,382	$125,299	$122,168	$113,451	$88,242
Net Income attributable to UIL Holdings	$99,656	$54,854	$54,317	$48,148	$44,697

Financial Condition ($000's)
Property, plant and equipment in service - net	$2,202,855	$2,084,762	$1,028,860	$986,777	$600,305
Goodwill	266,797	298,890	-	-	-
Other deferred charges and regulatory assets	1,189,476	1,161,803	882,662	779,587	687,672
Total Assets	4,744,609	4,481,838	2,221,760	2,083,186	1,775,834
Current portion of long-term debt	13,712	154,114	58,256	55,286	104,286
Net long-term debt excluding current portion	1,548,347	1,511,768	673,549	549,031	479,317
Net common stock equity	1,094,361	1,076,142	574,176	474,579	464,291

Common Stock Data
Average number of shares outstanding - basic (000's)	50,609	35,722	28,027	25,114	24,986
Number of shares outstanding at year-end (000's)	50,644	50,505	29,977	25,174	25,032
Earnings per share - basic:	$1.96	$1.53	$1.94	$1.92	$1.79
Earnings per share - diluted	$1.95	$1.52	$1.93	$1.89	$1.77

Book value per share	$21.61	$21.31	$19.15	$18.85	$18.55
Dividends declared per share	$1.728	$1.728	$1.728	$1.728	$1.728
Market Price:
High	$35.66	$30.78	$30.93	$35.17	$40.40
Low	$28.72	$24.00	$17.15	$26.80	$27.24
Year-end	$35.37	$29.96	$28.08	$30.03	$36.95

Other Financial and Statistical Data
Electric Distribution and Transmission sales by class (millions of kWh's)
Residential	2,275	2,311	2,187	2,273	2,346
Commercial	2,661	2,760	2,669	2,724	2,743
Industrial	594	617	593	690	785
Other	46	47	44	42	43
Total	5,576	5,735	5,493	5,729	5,917

Electric Distribution and Transmission retail customers as of December 31,	323,284	325,456	325,754	325,741	324,849

Gas Distribution sales by class (millions of cubic feet)
Residential	30,612	6,506	N/A	N/A	N/A
Commercial	13,790	3,778	N/A	N/A	N/A
Industrial	1,046	1,783	N/A	N/A	N/A
Other	22,603	1,371	N/A	N/A	N/A
Total	68,051	13,438	N/A	N/A	N/A

Gas Distribution retail customers as of December 31,	376,367	374,536	N/A	N/A	N/A

(1)	2010 Financial data includes Gas Distribution activity as of and for the 45 day period beginning with the acquisition of the Gas Companies by UIL Holdings and ending December 31, 2010.

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

Included in UIL Holdings’ results of operations for the year ended December 31, 2010 are the results of operations of the Gas Companies for the period of November 17, 2010 through December 31, 2010.

UI is also a 50-50 joint venturer with NRG Energy, Inc. (NRG) in GCE Holding LLC, whose wholly owned subsidiary, GenConn Energy LLC (collectively GenConn) was chosen by PURA to build and operate new peaking generation plants in Devon (GenConn Devon) and Middletown (GenConn Middletown), to help address Connecticut’s need for power generation during the heaviest load periods.

Electric Distribution and Transmission

UI is an electric distribution and transmission utility, the primary objective of which is to provide high-quality customer service, including the safe, reliable and cost-effective delivery of electricity to its customers in the 17 municipalities in southwest Connecticut in which it operates.  To provide reliable service, UI will prudently invest in, and maintain, its distribution and transmission infrastructure.

To maintain system reliability and meet customer requirements, UI continues to invest in its distribution infrastructure, which includes infrastructure replacement and capacity and reliability upgrades in accordance with its current ten-year capital investment plan.

The transmission business explores future transmission opportunities both within and outside of its service territory, pursues Federal Energy Regulation Commission (FERC) incentives, acts to influence the ISO planning process as appropriate, and develops additional transmission infrastructure projects.  As part of this effort, UI is party to an agreement with the Connecticut Light & Power Company (CL&P) whereby UI has the right to invest in, and own transmission assets associated with, the Connecticut portions of CL&P’s New England East West Solution (NEEWS) projects to improve regional energy reliability.  UI has the right to invest up to the greater of $60 million or an amount equal to 8.4% of CL&P’s costs for the Connecticut portions of the NEEWS projects.  Based upon the current projected costs, this amount is approximately $60 million.  Through December 31, 2011, UI made deposits totaling $9.6 million in NEEWS and made an additional deposit of $1.3 million on February 6, 2012. UI expects to make the remaining deposits over a period of three to five years, depending on the timing and amount of CL&P’s capital expenditures and the projects’ in-service dates.  UI also substantially completed the rebuild of the Grand Avenue 115kV switching station in New Haven, Connecticut, which began carrying load in January 2012, at a cost of approximately $65-70 million.

UI is a 50-50 joint venturer with NRG in GenConn which was chosen by PURA to build and operate two new peaking generation plants to help address Connecticut’s need for power generation during the heaviest load periods.  The two new peaking generation projects, GenConn Devon and GenConn Middletown, both operate in the ISO-New England markets.  UI continues to pursue other potential opportunities in electricity generation consistent with state statute and regulatory policies.  Additionally, UI will continue to execute state authorized Conservation and Load Management (C&LM) programs and regional demand response initiatives.

UI plans to manage operating and maintenance costs to have a reasonable opportunity to achieve its authorized return on equity, while producing earnings and cash flow, consistent with maintaining reliable service to customers.  Earnings from the Competitive Transition Assessment (CTA) portion of customer electric bills are expected to decline over time due to the planned amortization of, and resulting reduction in, UI’s stranded cost rate base.  The decline in CTA revenues is expected to be more than offset by higher transmission revenues, resulting from planned transmission infrastructure investments, higher operating revenues resulting from the acquisition of the Gas Companies, investments in distribution infrastructure, and the operation of the GenConn peaking generation facilities.

Gas Distribution

The Gas Companies transport, distribute and sell natural gas to their customers in 63 cities and towns in Connecticut and western Massachusetts.  To provide safe, secure and reliable service, the Gas Companies will invest in, and maintain, their distribution infrastructure and pursue growth through efficient expansion of customer gas utilization.  In efforts to enhance system reliability, the Gas Companies continue to invest in distribution infrastructure and are focusing on the replacement of their cast iron and bare steel mains and services, customer growth through new business construction and customer conversions and other projects such as the replacement, upgrade or modernization of gate and district regulator station equipment, the Liquefied Natural Gas (LNG) facility in Rocky Hill and their supervisory control and data acquisition systems.

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

The Department of Energy and Environmental Protection  In July 2011, as a result of Connecticut Public Act 11-80 (PA 11-80), the Department of Energy and Environmental Protection (DEEP) was created by merging the Department of Environmental Protection (DEP) and the Department of Public Utility Control (DPUC).  As part of the reorganization, the DPUC became the Public Utilities Regulatory Authority (PURA) and, as PURA, it will continue to be responsible for the rate review and compliance of regulated utilities in Connecticut, including electric and gas.  The term PURA is used in this filing to refer to PURA’s future actions as well as the actions of its predecessor organization, the DPUC and the term DEEP is used in this filing to refer to DEEP’s actions as well as the actions of its predecessor organization, the DEP.

PA 11-80 also allows each electric distribution company to develop and own up to 10 MW of renewable source generation if DEEP finds that it is in the long-term interest of customers and modifies the current power procurement process that the electric distribution companies perform to allow for more flexibility, possibly resulting in lower generation costs for standard service customers.

Electric Restructuring  As a result of Connecticut laws passed in 1998 and the decade that followed (collectively, the Restructuring Legislation), UI’s distribution and transmission rates are “unbundled” on customers’ bills, which also include separate charges for the Competitive Transition Assessment (CTA), Generation Services Charge (GSC), a combined public benefits charge that includes the C&LM charge, Renewable Energy Investment (REI) charge, and Systems Benefits Charge (SBC), and Federally Mandated Congestion Charges (FMCCs), each as defined in the Restructuring Legislation.

Transitional Standard Offer Incentive  The 2003 legislation provided for PURA to establish an incentive plan for the procurement of long-term contracts for transitional standard offer service that compares UI’s actual average contract price to a regional average price for electricity, making adjustments as deemed appropriate by PURA.  For each of 2004, 2005 and 2006, if UI’s price was lower than the average, the legislation provided for the plan to allocate $0.00025/kilowatt-hour of transitional standard offer service to the distribution company.  PURA issued a final decision in January 2009 that found UI was not eligible for a procurement incentive for 2004.  UI appealed PURA’s final decision to the state superior court.  By decision filed February 5, 2010, the superior court determined that PURA did not apply the proper standard in determining whether UI qualified for the incentive and that PURA made other errors, and remanded the case to PURA for further proceeding in accordance with the court's decision.  PURA appealed the superior court’s decision for the state appellate court where the case is presently pending.  Filings for 2005 and 2006 have not been made, pending resolution of the 2004 determination.

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

2007 Energy Act  In July 2007, the 2007 Energy Act became law in Connecticut.  The 2007 Energy Act contains numerous provisions primarily regarding the electric industry.  The 2007 Energy Act resulted in PURA’s selection of certain peaking generation projects (including GenConn Middletown and GenConn Devon).

Transmission Adjustment Clause  PURA has approved a transmission adjustment clause (TAC) for UI, implementing the provisions of Section 30 of the 2005 Transportation Act enacted in Connecticut, to establish a “transmission tracker” mechanism by which PURA adjusts an electric distribution company’s retail transmission rate periodically to “track” and recover the transmission costs, rates, tariffs and charges approved by the FERC.  UI makes a semi-annual filing with

PURA, setting forth its actual transmission revenues, projected transmission revenue requirement, and the required TAC charge or credit so that any under- or over-collections of transmission revenues from prior periods are reconciled along with the expected revenue requirements for the next six months from filing.  PURA holds an administrative proceeding to approve the TAC charge or credit and holds a hearing to determine the accuracy of customer billings under the TAC.  The TAC tariff and this semi-annual change of the TAC charge or credit mitigates the lag between changes in UI’s FERC-approved transmission revenue requirements and its retail transmission rate and facilitates the timely matching of transmission revenues and transmission revenue requirements.

Energy Policy Act  In August 2005, the Energy Policy Act of 2005 (Energy Policy Act) became federal law.  Title XII of the Energy Policy Act included provisions that impact UIL Holdings, such as the repeal of the Public Utility Holding Company Act (PUHCA) of 1935 and the enactment of PUHCA 2005, and numerous provisions, some of which include (1) reducing depreciable lives for newly constructed electric transmission lines, (2) establishing an electric reliability organization responsible for reliability standards, subject to FERC jurisdiction, approval and enforcement, (3) authorizing limited the FERC backstop siting authority for interstate transmission projects in federally designated transmission corridors, (4) requiring the FERC to issue a rule that provides transmission rate incentives to promote capital investment and provides for recovery of all prudent costs of complying with mandatory reliability standards and costs related to transmission infrastructure development, (5) prohibiting energy market manipulation and vesting the FERC with enhanced authority to impose penalties for violations of the FPA, and (6) revising the regulation of Cogeneration and Qualifying Facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA).

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

Greenhouse Gas Reporting Program  On November 30, 2010, EPA published final rules for monitoring and reporting requirements for petroleum and natural gas systems that emit greenhouse gases (GHG) under the authority of the Clean Air Act.  These regulations apply to facilities that emit GHGs above the threshold level of 25,000 metric tons equivalent per year.  SCG and CNG both exceed this threshold and are subject to reporting requirements.  The liquefied natural gas facilities owned and/or contracted by SCG and CNG will also be subject to the monitoring and reporting requirements of the new regulations. Similarly, UI is subject to reporting requirements under provisions of the GHG Regulations, which regulate electric transmission and distribution equipment that emit sulfur hexafluoride. The requirements of these regulations are expected to impact UIL Holdings’ subsidiaries due to increased resources and equipment required to comply with the regulations.

Derivatives

In accordance with FASB ASC 820 “Fair Value Measurements and Disclosures,” UIL Holdings applies fair value measurements to certain assets and liabilities, a portion of which fall into Level 3 of the fair value hierarchy defined by ASC 820 as pricing inputs that include significant inputs that are generally less observable from objective sources.  As of December 31, 2011, the assets and liabilities that are accounted for at fair value on a recurring basis as Level 3 instruments, which consist primarily of contracts for differences, represent 82.5% of the total amount of assets, and 100% of the total amount of liabilities accounted for at fair value on a recurring basis.  The determination of fair value of the contracts for differences is based on a probability-based expected cash flow analysis that is discounted at risk-free interest rates and an adjustment for non-performance risk using credit default swap rates.  Certain management assumptions were made in this valuation process, including development of pricing that extended over the term of the contracts.  In addition, UIL performs an assessment of risks related to obtaining regulatory, legal and siting approvals, as well as obtaining financing resources and ultimately attaining commercial operation.

PURA has determined that costs associated with the contracts for differences are fully recoverable.  As a result, there is no impact on UIL Holdings’ net income, because any unrealized gains/(losses) resulting from quarterly mark-to-market adjustments are offset by the establishment of regulatory assets/(liabilities) that have been recognized for the purpose of such recovery.

On October 20, 2011, SCG and CNG each entered into weather insurance contracts for the winter period of November 1, 2011 through April 30, 2012 in order to provide financial protection from significant weather fluctuations.  According to the terms of each contract, if temperatures are warmer than normal at a prescribed level for the contract period, SCG and CNG will each receive a payment, up to the maximum amount allowed under the contract of $3 million; however, if temperatures are colder than normal at a prescribed level for the contract period, SCG and CNG will each make a payment of up to a maximum of $2 million.  The premiums paid are amortized over the terms of the contracts.  The fair value of the contracts is carried on the balance sheet as a derivative with changes in value recorded in the income statement as Other Income and (Deductions).  The derivative asset totaled $3.5 million at December 31, 2011.

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

Electric Distribution and Transmission

UI is an electric distribution and transmission utility whose structure and operations are significantly affected by legislation and regulation.  UI’s rates and authorized return on equity are regulated by PURA and the FERC.  Legislation and regulatory decisions implementing legislation establish a framework for UI’s operations.  Other factors affecting UI’s financial results are operational matters, such as the ability to manage expenses, uncollectibles and capital expenditures, in addition to sales volume and major weather disturbances.  Sales volume is not expected to have an impact on distribution earnings during the decoupling pilot program established in the UI’s 2008 distribution rate case final decision.  The extent to which sales volume will have an impact on UI’s financial results beyond such period will depend upon the nature and extent of decoupling implemented by PURA during UI’s next general rate proceeding.  UI expects to continue to make capital investments in its distribution and transmission infrastructure.

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

On April 1, 2010, UI filed its ratemaking proposal and underlying decoupling analysis for the 2009 rate year ended February 3, 2010.  On September 1, 2010, PURA issued its final decision in this matter approving a decoupling charge totaling approximately $1.6 million, which was recovered from ratepayers over a twelve month period commencing in October 2010.  In addition to the decoupling charge, PURA also approved a pension and earnings sharing over-recovery credit totaling approximately $3.6 million, which was refunded to ratepayers over the same twelve month period commencing in October 2010.

UI filed its 2010 rate year decoupling results with PURA on April 4, 2011 and on August 31, 2011 PURA issued a final decision approving a decoupling adjustment totaling approximately $1.4 million, to be credited to ratepayers over a twelve month period beginning in October 2011 and extending the decoupling pilot until UI’s next general rate proceeding.

In December 2011, UI received a letter ruling approving rates effective January 1, 2012 incorporating the 2009 distribution rate changes mentioned above along with previously approved changes to the GSC, Non-Bypassable Federally Mandated Congestion Charges, transmission and systems benefits charges.  Additionally, last resort service GSC rates have been approved for the period through March 31, 2012.

Approval for the Issuance of Debt

UI has PURA approval for the issuance of up to $379 million principal amount of debt securities from 2010 through 2013 (the Proposed Notes).  The proceeds from the sales of the Proposed Notes may be used by UI for the following purposes:  (1) to finance capital expenditures; (2) to repay the equity bridge loan, the proceeds of which were used to finance UI’s equity contribution in GenConn for the development and construction of  GenConn Devon and GenConn Middletown; (3) to fund UI’s pension plan; (4) to partially repay short-term borrowings that are incurred to temporarily fund the preceding needs; (5) to pay for issuance costs related to the Proposed Notes; (6) to repay $103.5 million principal amount outstanding of pollution control revenue bonds, due to be remarketed in the municipal bond market on February 1, 2012, and (7) for general corporate purposes.  UI has issued $203.5 million principal amount of senior unsecured notes, $100 million of which were issued on July 27, 2010 and $103.5 million of which were issued on January 30, 2012.  UI expects to issue an additional $100 million principal amount of senior unsecured notes in April 2012.

Transmission Return on Equity

PURA decisions do not affect the revenue requirements determination for transmission, including the applicable return on equity (ROE), which are within the jurisdiction of the FERC.  For 2011, UI’s overall allowed weighted-average ROE for its transmission business was 12.4%.  See Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (C), Regulatory Proceedings – ISO-NE and Regional Transmission Organization (RTO),” of this Form 10-K for further information.

On September 30, 2011, several New England governmental entities, including PURA, the Connecticut Attorney General and the Connecticut Office of Consumer Counsel (collectively, the complainants), filed a complaint with the FERC against ISO-NE and several New England transmission owners, including UI, claiming that the current approved base ROE on transmission investments of 11.14% is not just and reasonable and seeking a reduction of the base ROE to 9.20%.  The New England transmission owners filed their response to the complaint on October 20, 2011, opposing any change to the base ROE as unsupported and there have been subsequent related filings by the parties.  The FERC is not required to and has not yet issued a schedule for proceedings and, therefore, UI is unable to predict the outcome of this proceeding at this time.

Other Regulation

In its January 2009 decision, PURA determined that UI did not earn the Transitional Standard Offer procurement incentive for 2004 of approximately $0.8 million, after tax.  The determination was a result of a change in PURA’s methodology from its initial determination in 2005 that UI had earned the incentive. PURA issued a final decision in January 2009 that found UI was not eligible for a procurement incentive for 2004.  UI appealed PURA’s final decision to the state superior court.  By decision filed February 5, 2010, the superior court determined that PURA did not apply the proper standard in determining whether UI qualified for the incentive and that PURA made other errors, and remanded the case to PURA for further proceeding in accordance with the court's decision.  PURA appealed the superior courts decision for the state appellate court where the case is presently pending. Filings for 2005 and 2006 have not been made, pending resolution of the 2004 determination.

Operations

For regulatory and accounting purposes, UI separates its transmission and distribution operations into separate divisions.  Changes to income and expense items related to transmission and distribution have a direct impact on net income and earnings per share, while changes to items in “other unbundled utility components,” as presented on customer bills, do not have such an impact.  Such other components include the CTA, the SBC, the GSC, the C&LM charge, and REI charge.  The CTA earns an authorized 8.75% return on the equity portion of rate base.  Returns are achieved either by accruing additional amortization expenses, or by deferring such expenses, as required to achieve the authorized return.  Amortization expense within CTA impacts earnings indirectly through changes to the rate base.  The SBC, GSC, C&LM and REI are essentially pass-through components (revenues are matched to recover costs).  Except for the procurement fee in the GSC previously discussed in the “Legislative & Regulation” section and the incentives earned with GSC and C&LM as well as any SBC carrying charges applied to deferred charges as discussed in the “Rates” section, expenses are either accrued or deferred such that there is no net income associated with these four unbundled components.

The primary operational factors affecting UI’s financial results are the ability to control expenses and capital expenditures.  Retail electric sales volume can be significantly affected by economic conditions, customer conservation efforts, and weather.  Sales volume is not expected to have an impact on distribution earnings during the decoupling pilot program established in UI’s 2008 distribution rate case final decision.  The extent to which sales volume will have an impact on UI’s financial results beyond such period will depend upon the nature and extent of decoupling implemented by PURA during UI’s next general rate proceeding.  The level of economic growth can be impacted by job growth or workforce reductions, plant relocations into or out of UI service territory, and expansions or contractions of facilities within UI’s service territory, all of which can affect demand for electricity.  The weather can also have an impact on expenses, dependent on the level of work required as a result of storms or other extreme conditions.  UI’s major expense components are (1) purchased power, (2) amortization of stranded costs, (3) wages and benefits, (4) depreciation, and (5) regional network service transmission costs.

In 2008, UI completed the purchase of a parcel of land that is centrally located within its service territory.  This land, on 34 acres in the Town of Orange, adjacent to I-95, will serve as the home of UI’s consolidated operations center.  In close proximity to this property, UI entered into a long-term lease of a parcel of land that will serve as the future home of UI’s general offices.  The two parcels will help UI to realize its plan to consolidate operations and office personnel in close proximity to each other.  UI expects the result to be increased operational efficiencies and improved customer service.  Both the office building and the operations center are under construction with occupancy anticipated in 2012.

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

UI must procure its standard service power pursuant to a procurement plan approved by PURA.  The procurement plan must provide for a portfolio of service agreements procured in an overlapping pattern over fixed time periods (a laddering approach).  In June 2006, PURA approved a procurement plan for UI.  As required by Connecticut statute, a third party consultant retained by PURA works closely with UI in the procurement process and to provide a joint recommendation to PURA as to selected bids.

UI has wholesale power supply agreements in place for the supply of all of its standard service customers for all of 2012, and 40% of 2013.  Supplier of last resort service is procured on a quarterly basis.  UI determined that its contracts for standard service and supplier of last resort service are derivatives under ASC 815 “Derivatives and Hedging” and elected the “normal purchase, normal sale” exception under ASC 815 “Derivatives and Hedging”.  As such, UI regularly assesses the accounting treatment for its power supply contracts.  These wholesale power supply agreements contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt was to fall below investment grade.  In October 2011, Moody’s Investor Services (Moody’s) released its updated credit opinion for UI and maintained its Baa2 rating with a stable outlook.   In May

2011, Standard & Poors’ Investor Services (S&P) released its updated credit opinion for UI, maintaining its BBB rating with a stable outlook.  If UI’s credit rating were to decline one rating and UI were to be placed on negative credit watch, monthly amounts due and payable to the power suppliers would be accelerated to semi-monthly payments.  UI’s credit rating would have to decline two ratings to fall below investment grade at either rating service.  If this were to occur, UI would have to deliver collateral security in an amount equal to the receivables due to the sellers for the thirty-day period immediately preceding the default notice.  If such a situation had been in effect as of December 31, 2011, UI would have had to post approximately $12.2 million in collateral.

UI is permitted to seek long-term contracts for up to 20% of standard service requirements, the goal of which is to obtain long-term energy supply contracts and Connecticut Class I Renewable Energy Certificates for UI’s standard service customers that will result in an economic benefit to ratepayers, both in terms of risk and cost mitigation.  UI continues to keep apprised of possible long-term contracts that could benefit customers; however, UI has not executed any long-term contracts.

New Renewable Source Generation

Under a 2011 Connecticut law (PA 11-80), UI and CL&P are required to enter into long-term contracts to purchase Renewable Energy Credits (RECs) from new facilities installed behind distribution customer meters.  Under this program, UI will be required to enter into contracts totaling up to $200 million in commitments over an approximate 21 year period.  The obligations will phase in over a six year solicitation period, and are expected to peak at an annual commitment level of about $13.6 million/year after six years.  The cost of the contracts is expected to be partially mitigated through the resale of the RECs with any remaining costs expected to be recovered in rates.   In December 2011, UI and CL&P submitted a joint petition to PURA outlining a plan to address the new requirements.   PURA is expected to issue its final decision in the first quarter of 2012.

PA 11-80 also allows for the development of 30 MW of grid-connected renewable energy whereby UI & CL&P are each allowed to develop up to 10 MW and the Department of Energy and Environmental Protection (DEEP) solicited 10 MW from the market.  On December 23, 2011, DEEP announced that it had selected two 5 MW solar projects in CL&P service territory.  UI anticipates that CL&P will execute contracts to purchase energy and associated products from both projects, and that a sharing arrangement will be executed between UI and CL&P.  Pursuant to PA 11-80, the costs of payments made to projects are recoverable through a reconciling component of electric rates.  On January 18, 2012, UI filed a proposal with PURA outlining a framework for approval of UI’s renewable connections program under which UI would develop up to 10 MW of renewable generation for recovery on a cost of service basis.  UI expects PURA to issue a final decision in the second quarter of 2012.

Competitive Transition Assessment

UI’s CTA collection recovers costs that have been reasonably incurred, or will be incurred, to meet its public service obligations and that will likely not otherwise be recoverable in a competitive market.  These “stranded costs” include above-market long-term purchased power contract obligations, regulatory asset recovery and above-market investments in power plants.  A portion of UI’s earnings is generated by the authorized return on the equity portion of unamortized stranded costs in the CTA rate base.  UI’s after-tax earnings attributable to CTA for the years ended December 31, 2011, 2010 and 2009 were $3.9 million, $5.6 million and $7.1 million, respectively.  A portion of UI’s cash flow from operations is also generated from those earnings and from the recovery of the CTA rate base and other stranded costs.  Cash flow from operations related to CTA amounted to $41.2 million, $41.8 million and $40 million for the years ended December 31, 2011, 2010 and 2009, respectively.  The CTA rate base has declined from year to year for a number of reasons, including amortization of stranded costs, the sale of UI’s nuclear units, and adjustments made through the annual PURA review process.  The original rate base component of stranded costs, as of January 1, 2000, was $433 million.  It has since declined to $69.4 million as of December 31, 2011.  In the future, UI’s CTA earnings will decrease while, based on UI’s current projections, cash flow will remain fairly constant until stranded costs are fully amortized.  Total CTA cost recovery is currently projected to be completed in 2015, with stranded cost amortization expected to end in 2013.  The date by which stranded costs are fully amortized depends primarily upon PURA’s future decisions and potential legislative activities, which could affect future rates of stranded cost amortization.

Capital Projects

In order to maintain and improve its electricity delivery system and to provide quality customer service, UI is required to spend a significant amount each year on capital projects in the distribution business as well as the transmission business.  A large portion of the funds required for capital projects is provided by operating activities, and the remainder must be financed externally.

In April 2008, UI and CL&P filed a transmission cost allocation application with ISO-NE relating to the 345-kilovolt (kV) transmission line from Middletown, Connecticut to Norwalk, Connecticut.  In January 2011, ISO-NE determined that 93% of the costs related to this transmission line will be included in the New England regional network service transmission rates.  UI will recover the remaining costs from customers within the State of Connecticut in accordance with UI’s FERC-approved tariff.

ISO-NE and Regional Transmission Organization (RTO)

The FERC has issued orders establishing allowable ROEs for transmission projects of transmission owners in New England, including UI.  A base-level ROE of 11.14% beginning in November 2006 has been established as well as a 50 basis point ROE adder on Pool Transmission Facilities (PTF) for participation in the RTO for New England and a 100 basis point ROE incentive for projects included in the ISO-NE Regional System Plan that were completed and on line as of December 31, 2008.  For projects placed in service after December 31, 2008, incentives may be requested from the FERC, through a specific showing justifying the incentive, on a project-specific basis.

UI’s overall transmission ROE is determined by the mix of UI’s transmission rate base between new and existing transmission assets, and whether such assets are PTF or non-PTF.  UI’s transmission assets are primarily PTF.  For 2011, UI’s overall allowed weighted-average ROE for its transmission business was 12.4%.

New England East-West Solution

Pursuant to an agreement with CL&P (the Agreement), UI has the right to invest in, and own transmission assets associated with, the Connecticut portion of CL&P’s New England East West Solution (NEEWS) projects to improve regional energy reliability.  NEEWS consists of four inter-related transmission projects being developed by subsidiaries of Northeast Utilities (NU), the parent company of CL&P, in collaboration with National Grid USA.  Three of the projects have portions located in Connecticut:  (1) the Greater Springfield Reliability Project, (2) the Interstate Reliability Project and (3) the Central Connecticut Reliability Project.  In December 2011, CL&P submitted an application to the CSC seeking siting approval of the Interstate Reliability Project.

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

Through December 31, 2011, UI has made deposits totaling $9.6 million in NEEWS and expects to make the remaining deposits over a period of three to five years, depending on the timing and amount of CL&P’s capital expenditures and the projects’ in service dates.  UI earned pre-tax income of approximately $1 million on such deposits in 2011.  On February 6, 2012, UI made an additional deposit in NEEWS of $1.3 million.

Equity Investment in Peaking Generation

UI is a 50-50 joint venturer with NRG in GenConn, which was chosen by PURA to build and operate two new peaking generation plants to help address Connecticut’s need for power generation during the heaviest load periods.  The two new peaking generation projects, GenConn Devon and GenConn Middletown, are both operating in the ISO-New

England markets.  PURA has approved revenue requirements for the period from January 1, 2012 through December 31, 2012 of $34 million and $42.3 million for GenConn Devon and GenConn Middletown, respectively.

As of December 31, 2011, UI’s equity investment in GenConn was $131.1 million.  In July 2011, upon the repayment of the equity bridge loan (EBL), UI made its final equity investment in GenConn Middletown in an amount of approximately $63 million.  UI’s income from its equity investment in GenConn was $11.3 million, $1.3 million and zero for the years ended December 31, 2011, 2010 and 2009, respectively.  In 2011, UI received cash distributions of $8.0 million from GenConn.  In January 2012, UI received cash distributions from GenConn of $3.3 million.

Gas Distribution

The Gas Companies are natural gas transportation and distribution utilities whose structure and operations are significantly affected by legislation and regulation.  SCG’s and CNG’s rates and authorized ROE are regulated by PURA.  Berkshire’s rates and authorized ROE are regulated by the Massachusetts Department of Public Utilities (DPU).  Legislation and regulatory decisions implementing legislation establish a framework for the Gas Companies’ operations.  Other factors affecting the Gas Companies’ financial results are operational matters, such as the ability to manage expenses, uncollectibles and capital expenditures, in addition to sales volume.  Sales volumes are affected, for the most part, by the weather during the winter heating season months given the variability of average daily temperatures compared to normal.  The Gas Companies expect to continue to make capital investments in their distribution infrastructures.

Rates

Utilities are entitled by Connecticut and Massachusetts statute to charge rates that are sufficient to allow them an opportunity to cover their reasonable operating and capital costs, to attract needed capital and to maintain their financial integrity, while also protecting relevant public interests.

SCG and CNG

In July and August 2009, PURA issued final decisions in rate cases for CNG and SCG, respectively.  Subsequent to the issuance of these final decisions, both CNG and SCG appealed the PURA orders to the Connecticut superior court.  The rates established in the 2009 decisions, and certain other orders, were stayed by stipulation pending the resolution of the appeals.  In April 2010, the Connecticut superior court ruled in favor of PURA and dismissed the appeals.  CNG and SCG appealed the superior court's dismissal to the Connecticut supreme court. On March 24, 2011, SCG, CNG and the Office of Consumer Council filed a motion with PURA to reopen the SCG and CNG rate cases for the purposes of reviewing and approving a settlement agreement.  On April 13, 2011, PURA reopened the rate cases and then issued a final decision on August 3, 2011.   PURA's final decision approves the settlement agreement, except for minor modifications, including removing the provision that would have combined SCG and CNG for ratemaking purposes without further PURA approval.  The final decision resolves all pending issues related to the rate case appeals and terminates the SCG potential overearnings investigation.  Among other things, it results in the removal for monitoring purposes of the ten basis point penalty originally imposed at both companies for billing issues which have since been remediated resulting in authorized ROEs of 9.41% and 9.36% for CNG and SCG respectively.  Additionally, the companies will be allowed to recover carrying charges on the excess interim rate decrease over-credited to customers during the stay of the rate case decisions while on appeal.  Recoverable carrying charges of approximately $2.2 million were recorded in the third quarter of 2011 and are included in “Other Income and (Deductions) in UIL Holdings’ Consolidated Statement of Income.  Monthly recognition of carrying charges will continue until the outstanding surcharge balance, which is being collected during the non-winter months (April – November) through November 2012, is extinguished.  The rate case appeals were withdrawn in September 2011 and the stays are no longer in effect.

Berkshire

Berkshire’s rates are established by the DPU.  During 2011, Berkshire operated under a 10-year rate plan, approved by the DPU and which expired on January 31, 2012.  The ROE approved in Berkshire’s rate plan is 10.5%.  Berkshire is currently assessing what action, if any, should be taken.

Purchased Gas Adjustment Clause

The Gas Companies have purchased gas adjustment clauses approved by PURA and the DPU which enable them to pass the reasonably incurred cost of gas purchases through to customers.  These clauses allow companies to recover changes in the market price of purchased natural gas, substantially eliminating exposure to natural gas price risk.

Approval for the Issuance of Debt

On July 5, 2011, PURA approved SCG’s application requesting approval of the issuance of up to $50 million of secured medium-term notes (MTNs) to be priced at a fixed coupon rate not to exceed 7.0% and with maturities ranging from one to 40 years.  The proceeds from the sale of the MTNs may be used by SCG for the following purposes:  (1) to refinance $30 million principal amount of maturing existing debt; (2) to finance capital expenditures; (3) for working capital purposes; and (4) for general corporate purposes.  In September 2011, SCG issued $50 million of debt in accordance with the terms and conditions approved by PURA.  See Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (B), Capitalization – Long-Term Debt” for further information.

Gas Supply Arrangements

The Gas Companies satisfy their natural gas supply requirements through purchases from various producer/suppliers, withdrawals from natural gas storage capacity contracts and winter peaking supplies and resources.  The Gas Companies operate diverse portfolios of gas supply, firm transportation, gas storage and peaking resources.  Each Gas Company contracts for such gas resources in its own name for regulatory and other reasons.  Actual reasonable gas costs incurred by each of the Gas Companies are passed through to customers through state regulated purchased gas adjustment mechanisms subject to regulatory review.

The Gas Companies purchase the majority of the natural gas supply at market prices under seasonal, monthly or mid-term supply contracts and the remainder is acquired on the spot market.  The Gas Companies diversify their sources of supply by amount purchased and location.  The Gas Companies primarily acquire gas at various locations in the US Gulf of Mexico region, in the Appalachia region and in Canada.

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

The prices and terms and conditions of the firm transportation capacity long-term contracts are regulated by the FERC.  Similar to the treatment of gas costs, the actual reasonable cost of such contracts is passed through to customers through state regulated purchased gas adjustment mechanisms.  In November 2010, the Tennessee Gas Pipeline Company (Tennessee), the company that operates a pipeline on which the Gas Companies hold firm transportation contracts, filed a FERC rate case proposing significant rate increases across their entire system which runs from south Texas through New England.  In December 2010, the FERC issued an order setting the Tennessee rate proceeding for hearing and suspended the proposed rate increase until June 1, 2011.  On that date the rates were placed into effect by Tennessee subject to refund to final rates determined through the federal regulatory process.  These rates were nearly double the pre-existing rates for reserving pipeline capacity with Tennessee, but provided for lower variable costs, resulting in a significant net cost increase.  On September 30, 2011, Tennessee made a FERC filing seeking approval of a settlement of the issues in the case reached by the active parties, including FERC staff and the Gas Companies.  On December 5, 2011 the FERC approved the settlement which reduced the rate increase effective as of November 1, 2011 and provided for refunds for the period of June 1, 2011 through October 31, 2011.  The settlement did not have an impact on earnings as the cost of gas is included in customer rates through a purchased gas adjustment mechanism in place at the Gas Companies.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2011, UIL Holdings had $31.0 million of unrestricted cash and temporary cash investments.  This represents a decrease of $59.3 million from the corresponding balance at December 31, 2010.  The components of this decrease, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

(In Millions)

Unrestricted cash and temporary cash investments, December 31, 2010	$90.3

Net cash provided by operating activities	222.9

Net cash provided by (used in) investing activities:
Cash invested in plant - including AFUDC debt	(328.1)
Acquisition of Gas Companies, net of cash acquired	11.2
Deposits in NEEWS	(2.4)
Investment in GenConn	(2.0)
Related party note receivable	(1.1)
Restricted cash (1)	(4.1)
Other	0.4
(326.1)

Net cash provided by (used in) financing activities:
Issuances (payments) of long-term debt, net	(95.5)
Line of credit borrowings (repayments), net	228.0
Dividend payments	(87.3)
Other financing activities	(1.3)
43.9

Net change in cash	(59.3)

Unrestricted cash and temporary cash investments, December 31, 2011	$31.0

(1) As of December 31, 2011, UIL Holdings had $6.5 million in restricted cash, which primarily relates to Electric Distribution and Transmission capital projects, and which has been withheld by UI and will remain in place until the verification of fulfillment of contractor obligations.

Cash Flows

All capital requirements that exceed available cash will be funded through external financings.  Although there is currently no commitment to provide such financing from any source of funds, other than from the credit facilities discussed below, future external financing needs are expected to be satisfied by the issuance of additional equity and short-term and long-term debt.  The continued availability and timing of such financings will be dependent on many factors, including conditions in the securities markets, general economic conditions, and UIL Holdings’ future income and cash flow.

In February 2011, UIL Holdings repaid, upon maturity, the outstanding balances of its 7.23% Series A Senior Notes totaling $4.3 million and its 7.38% Series B Senior Notes totaling $45 million.

In May 2011, Berkshire repaid, upon maturity, the outstanding balance of its 4.76% unsecured notes totaling $3.0 million.

In July 2011, UI repaid, upon maturity, borrowings under the EBL used to fund its commitments as a 50-50 joint venturer in GenConn of approximately $63 million.

On August 29, 2011, SCG entered into a note purchase agreement with a group of institutional accredited investors providing for the sale to such investors of secured 3.88% medium-term notes due September 22, 2021 (constituting a series of first mortgage bonds) in the principal amount of $25 million, and secured 5.39% medium-term notes due September 22, 2041 (constituting a series of first mortgage bonds) in the principal amount of $25 million.  SCG received $25 million, upon the issuance of such notes on September 22, 2011.

In September 2011, SCG repaid, upon maturity, the outstanding balance of its 6.59% senior secured medium term notes totaling $30 million.

Multiple series of pollution control revenue bonds, in the aggregate principal amount outstanding of $103.5 million, for which UI is responsible for the payment of principal and interest, were due to be remarketed in the municipal bond market on February 1, 2012.  Due to conditions in the municipal bond market, UIL Holdings determined it was economically favorable to refinance the bonds with senior unsecured notes issued in the private placement market.  Such notes were issued on January 30, 2012 as follows: 3.61%, Series B, due January 31, 2022, in the principal amount outstanding of $51.5 million and 4.89%, Series D, due January 30, 2042, in the principal amount outstanding of $52 million.

In 2011, UI received cash distributions of $8.0 million from GenConn.  Additionally, UI received cash distributions of $3.3 million from GenConn in January 2012.

Other Sources of Funding

UIL Holdings, UI, CNG, SCG, and Berkshire are parties to a revolving credit agreement with a group of banks that will expire on November 30, 2016 (the UIL Holdings Credit Facility).  The borrowing limit under the UIL Holdings Credit Facility is $400 million, all of which is available to UIL Holdings, of which $250 million is available to UI, $150 million of which is available to each of CNG and SCG, and of which $25 million is available to Berkshire.  The UIL Holdings Credit Facility permits borrowings at fluctuating interest rates and also permits borrowings for fixed periods of time specified by each borrower at fixed interest rates determined by the Eurodollar interbank market in London (LIBOR).  The UIL Holdings Credit Facility also permits the issuance of letters of credit of up to $50 million.

As of December 31, 2011, there was $235 million outstanding under the UIL Holdings Credit Facility.  UIL Holdings has outstanding standby letters of credit in the aggregate amount of $3.9 million, which expire on January 31, 2013 and June 16, 2012, but can be extended under a provision that automatically extends letters of credit for one year periods from the expiration date (or any future expiration date), unless the issuer bank elects not to extend.  In addition, UI has an outstanding standby letter of credit in the amount of $0.4 million, which expired on December 31, 2011 and was extended to December 31, 2012.  Available credit under the UIL Holdings Credit Facility at December 31, 2011 totaled $160.7 million for UIL Holdings and its subsidiaries in the aggregate.  UIL Holdings records borrowings under the UIL Holdings Credit Facility as short-term debt, but the UIL Holdings Credit Facility provides for longer term commitments from banks allowing UIL Holdings to borrow and reborrow funds, at its option, until the UIL Holdings Credit Facility expires, thus affording UIL Holdings flexibility in managing its working capital requirements.

In May 2011, UIL Holdings received $11.2 million from Iberdrola USA, Inc. upon completion of the final indebtedness and working capital adjustment related to the Acquisition.

On January 13, 2012, UI entered into a revolving credit agreement with JPMorgan Chase Bank, N.A. that was due to expire on July 13, 2012 (the UI Credit Facility).  The borrowing limit under the UI Credit Facility was $105 million.    The use of funds under the UI Credit Facility was to provide additional liquidity for UI’s obligation to either remarket or repay and cancel $103.5 million of pollution control revenue bonds, due to be remarketed in the municipal bond market on February 1, 2012.  The pollution control revenue bonds were repaid and cancelled with the issuance of senior unsecured notes that UI entered into with a group of institutional accredited investors on January 30, 2012, as discussed above.  Subsequently, the UI Credit Facility was terminated.

UIL Holdings filed a registration statement with the SEC using a shelf registration process in March 2009. As permitted by the registration statement, UIL Holdings may, from time to time, sell debt, equity or other securities in one or more transactions.  The registration statement expires on March 11, 2012.

UI has PURA approval for the issuance of up to $379 million principal amount of debt securities from 2010 through 2013 (the Proposed Notes).  The proceeds from the sales of the Proposed Notes may be used by UI for the following purposes:  (1) to finance capital expenditures; (2) to repay the equity bridge loan, the proceeds of which were used to finance UI’s equity contribution in GenConn for the development and construction of  GenConn Devon and GenConn Middletown; (3) to fund UI’s pension plan; (4) to partially repay short-term borrowings that are incurred to temporarily fund the preceding needs; (5) to pay for issuance costs related to the Proposed Notes; (6) to repay $103.5 million principal amount outstanding of pollution control revenue bonds, due to be remarketed in the municipal bond market on February 1, 2012, and (7) for general corporate purposes.  UI has issued $203.5 million principal amount of senior unsecured notes, $100 million of which were issued on July 27, 2010 and $103.5 million of which were issued on January 30, 2012, as discussed above.  UI expects to issue an additional $100 million principal amount of senior unsecured notes in April 2012.

To afford UI additional flexibility to market outstanding tax-exempt bonds in the municipal bond market, PURA has also approved UI’s request to refund $64.5 million principal amount of tax-exempt bonds outstanding with the proceeds of the issuance of new bonds, without insurance.  UI continues to review conditions in the municipal bond market and plans to refund these bonds at such time when market conditions and financing terms are economically favorable.

UI expects to receive periodic cash distributions from GenConn, similar to those discussed in “– Cash Flows” above; however, future cash distributions are subject to certain requirements related to GenConn’s project financing.

Uses of Funds

Asset values of funded pension plans as of December 31, 2011 and December 31, 2010 were approximately $548.1 million and $502.3 million, respectively.  The change in asset values during 2011 reflects contributions of $74.5 million, the actual return on plan assets of $13.8 million and benefits paid of $42.5 million.  UIL Holdings currently expects to make pension contributions of approximately $50 million to $60 million in 2012.  Such contribution levels will be adjusted, if necessary, based upon final actuarial calculations.

As of December 31, 2011, UI’s equity investment in GenConn was $131.1 million.  In July 2011, UI accessed the UIL Holdings Credit Facility to repay its EBL associated with GenConn Middletown, and make its remaining equity investment in GenConn Middletown in an amount of approximately $63 million.

Other Matters

The former general contractor responsible for the construction at the GenConn Devon facility was seeking alleged scope and rework changes and submitted a delay and impact claim under the terms of its contract with GenConn.  In September 2010, UIL Holdings entered into a Sponsor Guaranty and Payment Agreement (Sponsor Guaranty) in
favor of the Royal Bank of Scotland PLC, as Administrative Agent under the Project Financing arrangement, whereby UIL Holdings guaranteed to pay an amount up to $6.0 million in respect of amounts related to claims by the former general contractor and litigation expenses as they relate to such claims.  On July 28, 2011, the parties executed a settlement agreement.  The settlement does not require the Sponsor Guaranty to be drawn upon and the Sponsor Guaranty terminated following payment of the settlement amount and release of all associated liens.

As of December 31, 2011, UI would have had to post approximately $12.2 million in collateral pursuant to its wholesale power supply arrangements if certain conditions existed at that time.  See “– Major Influences on Financial Condition – Electric Distribution and Transmission – Power Supply Arrangements” for additional information.

Financial Covenants

UIL Holdings and its subsidiaries are required to comply with certain covenants in connection with their respective loan agreements.  The covenants are normal and customary in bank and loan agreements.  The summary below describes only the financial covenants, certain events of default and dividend restrictions in the agreements.

Long-Term Debt

The loan agreements describe typical events of default, including the situation in which UIL Holdings or one of its subsidiaries defaults on indebtedness in the aggregate principal amount of at least $10 million due to (i) a default in payment or payments due on the indebtedness, or (ii) default in the performance of or compliance with any term or condition of the indebtedness, which could result in the requirement that such indebtedness be repaid, or (iii) the occurrence of any event or condition that could require the purchase or repayment of the indebtedness prior to maturity.

UI

Under each of the following agreements, UI is required to maintain a ratio of consolidated debt to consolidated capital of not greater than 65% (debt ratio):  (1) the Note Purchase Agreement in connection with the (a) 6.06% Senior Notes, Series A, due September 5, 2017, in the principal amount of $40 million, (b) 6.06% Senior Notes, Series B, due December 6, 2017, in the principal amount of $30 million, (c) 6.26% Senior Notes, Series C, due September 5, 2022, in the principal amount of $44 million, (d) 6.26% Senior Notes, Series D, due December 6, 2022, in the principal amount of $33 million, (e) 6.51% Senior Notes, Series E, due September 5, 2037, in the principal amount of $16 million, and (f) 6.51% Senior Notes, Series F, due December 6, 2037, in the principal amount of $12 million, (2) the Note Purchase Agreement in connection with the (a) 6.46% Senior Notes, Series A, due November 3, 2018, in the principal amount of $50 million, (b) 6.51% Senior Notes, Series B, due December 1, 2018, in the principal amount of $50 million, and (c) 6.61% Senior Notes, Series C, due December 1, 2020, in the principal amount of $50 million, (3) the Note Purchase Agreement in connection with the 5.61% Senior Notes, due March 10, 2025, in the principal amount of $50 million, and (4) the Note Purchase Agreement in connection with the 6.09%  Senior Unsecured Notes in the principal amount of $100 million, due on July 27, 2040.  As of December 31, 2011, UI’s debt ratio was 57%.

There are no dividend restrictions or repayment triggers based on changes in UI’s Issuer Rating, assigned by Moody’s, or corporate credit rating, assigned by S&P, in connection with the above agreements.

Gas Companies

Under the Amended and Restated Note Agreement in connection with the 7.8% Senior Unsecured Note, due  November 15, 2021, in the principal amount of $16 million, Berkshire is required to maintain a ratio of consolidated funded debt to consolidated adjusted capitalization of not greater than 65%.  As of December 31, 2011, such ratio was 37.3% (adjusted capitalization excludes the impact of goodwill).  In addition, Berkshire is required to maintain a fixed charges coverage ratio of no less than 1.50 to 1.00.  As of December 31, 2011, such ratio was 3.82 to 1.00.  The Amended and Restated Note Agreement describes typical events of default, including the situation in which Berkshire defaults on any payment required in connection with the Amended and Restated Note Agreement or on any other indebtedness in the aggregate principal amount of at least $1 million.

Under the Indenture in connection with the 10.06% First Mortgage Bond Series P, due February 1, 2019, in the principal amount of $10 million, Berkshire is required to maintain a fixed charge ratio of at least 2.00 to 1.00.  As of December 31, 2011, Berkshire’s fixed charge ratio was 3.86 to 1.00.  Pursuant to the Indenture, Berkshire is also subject to cash dividend, distribution and common stock share purchase restrictions if the aggregate amount of such dividends, distributions and purchases exceeds Berkshire's earned surplus, plus $3 million.  During 2011, Berkshire paid an immaterial amount of preferred stock dividends which was within the limits of such restriction.

Under the 9.6% Senior Notes, Series A, due September 1, 2020, in the principal amount of $8 million, Berkshire is required to maintain tangible net worth greater than $9 million.  As of December 31, 2011, Berkshire’s tangible net worth was $54.7 million.

SCG is subject to dividend restrictions pursuant to the terms of all of its senior secured notes.  The most limiting of these dividend restrictions relates to the most recently issued notes, which are the 3.88% medium-term notes, due September 22, 2021, in the principal amount of $25 million, the secured 5.39% medium-term notes, due September 22, 2041, in the principal amount of $25 million, Series MTN-IV, constituting a series of first mortgage bonds and the 7.5% Senior Secured Medium Term Note IV in the principal amount of $50.0 million, due 2018, all of which were issued under SCG's Thirty-First Supplemental Indenture.  The restrictions are based upon cumulative net income available for dividends since January 1, 2008, plus $60 million, offset by adjustments related to aggregate depreciation expense and dividends declared. As of December 31, 2011, $60 million was unrestricted for dividend distributions.

Short-term Debt

Under the UIL Holdings credit facility, UIL Holdings, UI, SCG, CNG and Berkshire are each required to maintain a ratio of consolidated debt to consolidated capital of not greater than 65% (debt ratio).  As of December 31, 2011, UIL Holdings’ debt ratio was 62%, UI’s debt ratio was 57%, SCG’s debt ratio was 35%, CNG’s debt ratio was 30% and Berkshire’s debt ratio 23%.

The UIL Holdings credit facility describes typical events of default, including the situation in which UIL Holdings, UI, SCG, CNG or Berkshire fails to pay when due any interest or principal due on indebtedness in the principal amount of at least $10 million or any interest or premium thereon in the aggregate amount of at least $10 million; or any other default or other event shall occur related to such indebtedness if the effect of such default or event is to accelerate, or to permit the acceleration of, the maturity of such indebtedness, or any such indebtedness shall be declared due and payable, or required to be prepaid, prior to the stated maturity.  Notwithstanding anything to the contrary in the foregoing, a default by UIL Holdings generally does not create a cross-default in respect of outstanding indebtedness of UI, SCG, CNG or Berkshire (except in the case of a default arising from a Change of Control of UIL Holdings, as defined in the UIL Holdings credit facility).

There are no dividend restrictions or automatic repayments required as a result of triggers based on changes in UIL Holdings’, UI’s, SCG’s, CNG’s or Berkshire’s Issuer Ratings or Senior Unsecured debt ratings, assigned by Moody’s or S&P, in connection with the UIL Holdings credit facility.

2012 Capital Resource and Expenditure Projections

For financial planning purposes, the amount of UIL Holdings’ quarterly per share cash dividend in 2012 is currently projected to be equal to the cash dividend of $0.432 per share paid in each quarter of 2011.  UIL Holdings will continue to be dependent on dividends from its subsidiaries and from external borrowings to provide the cash in excess of the amount currently on hand that is necessary for debt service, to pay administrative costs, and to pay common stock dividends to UIL Holdings’ shareowners.  As UIL Holdings’ sources of cash are limited to cash on hand, dividends from its subsidiaries and external capital raising activities, the ability to maintain future cash dividends at the level currently paid to shareowners will be dependent primarily upon sustained earnings from current operations of UI and the Gas Companies.

In order to achieve long-term growth in earnings, UI and the Gas Companies will need to increase their rate base through distribution, transmission and transportation reliability and capacity enhancement capital investment programs.  If additions to the rate base and returns on equity investments are lower than the annual amount of depreciation and amortization, the earnings of UI and the Gas Companies will gradually decline over time.  See “–Major Influences on Financial Condition” for more information.

UILHoldings expects to generate cash flow from operating activities of approximately $284 million in 2012 and to incur capital expenditures of approximately $335 million.  Additional cash requirements in excess of cash flows generated from operating activities are expected to be funded by short-term debt.

Contractual and Contingent Obligations

The following are contractual and contingent obligations as of December 31, 2011.

	(In Millions)
	2012	2013	2014	2015	2016	Thereafter	Total
Debt Maturities:
UIL Holdings	$-	$-	$-	$-	$-	$450.0	$450.0
UI	-	-	-	-	-	670.5	670.5
Gas Companies	6.4	41.4	6.4	1.5	11.5	329.3	396.5
Total	$6.4	$41.4	$6.4	$1.5	$11.5	$1,449.7	$1,517.0

Contractual Obligations:
UIL Holdings
Interest on long-term debt (1)	$0.2	$0.2	$0.2	$0.2	$0.2	$0.8	$1.8
Purchase commitments (2)	0.5	-	-	-	-	-	0.5

UI (4)
Lease payments	$8.3	$2.1	$1.6	$1.5	$1.6	$36.6	$51.7
Interest on long-term debt (1)	0.4	0.4	0.4	0.4	0.4	3.6	5.6
Pension contribution	33.0	-	-	-	-	-	33.0
Purchase commitments (2)	6.0	-	-	-	-	-	6.0

Gas Companies
Lease payments	$2.3	$0.5	$0.2	$0.2	$0.4	$1.8	$5.4
Interest on long-term debt (1)	0.3	0.3	0.2	0.2	0.2	2.4	3.6
Pension contribution	22.0	-	-	-	-	-	22.0
Gas Purchase Commitments (3)	116.1	111.2	104.8	84.5	71.6	136.7	624.9
Purchase commitments (2)	0.7	-	-	-	-	-	0.7
Total	$189.8	$114.7	$107.4	$87.0	$74.3	$182.0	$755.2

(1)
Amounts represent interest payments on long-term debt outstanding at December 31, 2011.  Interest payments will change if additional long-term debt is issued, if current long-term debt is refinanced at different rates, in the future, and when interest rates on auction rate bonds reset.

(2)	Amounts represent contractual obligations for material and services on order but not yet delivered at December 31, 2011.
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

(4)	Excludes amounts procured under power supply arrangements due to variability in obligation levels and the lack of minimum purchase obligations under the arrangements.

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

Accounting for Regulated Public Utilities

Generally accepted accounting principles in the United States of America (GAAP) allow regulated entities to give accounting recognition to the actions of regulatory authorities in accordance with the provisions of the ASC 980 “Regulated Operations.”  In order to apply such regulatory accounting treatment and record regulatory assets and liabilities, certain criteria must be met.  In determining whether the criteria are met for its operations, UIL Holdings’ management makes significant judgments, which involves (i) determining whether rates for services provided to customers are subject to approval by an independent, third-party regulator, (ii) determining whether the regulated rates are designed to recover specific costs of providing the regulated service, (iii) considering relevant historical precedents and recent decisions of the regulatory authorities and (iv) considering the fact that decisions made by regulatory commissions or legislative changes at a later date could vary from earlier interpretations made by management and that the impact of such variations could be material.  In accordance with ASC 980, UIL Holdings’ regulated subsidiaries have deferred recognition of costs (a regulatory asset) or have recognized obligations (a regulatory liability) if it is probable that such costs will be recovered or obligations relieved in the future through the ratemaking process.  In addition to the Regulatory Assets and Liabilities identified on the Consolidated Balance Sheet, and in Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (A) – Regulatory Accounting,” there are other regulatory assets and liabilities included in the Consolidated Balance Sheet such as certain deferred tax assets and liabilities.  UIL Holdings’ regulated subsidiaries also have obligations under power contracts, the recovery of which is subject to regulation.  Management regularly reviews its regulatory assets and liabilities to determine whether adjustments to its previous conclusions are necessary based on the current regulatory and legislative environment as well as recent rate orders. If UIL Holdings’ regulated subsidiaries, or a portion of their assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs would be required in the year in which such criteria are no longer met (if such deferred costs are not recoverable in the portion of the business that continues to meet the criteria for application of ASC 980).

Accounting for Pensions and Other Postretirement Benefits

UIL Holdings accounts for its pension and postretirement benefit plans in accordance with ASC 715 “Compensation –Retirement Benefits.” In applying these accounting practices, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets.  Delayed recognition of differences between actual results and those assumed allows for a smoother recognition of changes in benefit obligations and plan performance over the working lives of the employees who benefit under the plans.  The primary assumptions are as follows:

•
Discount rate – this rate is based upon a portfolio of bonds, selected to settle pension liabilities as of the reporting date and is adjusted annually to reflect the movement of long-term interest rates

•
Expected return on plan assets – the expected return is based upon a combination of historical performance and anticipated future returns for a portfolio reflecting the mix of equity, debt and other investments included in plan assets.

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

Following the acquisition of the gas companies, UIL Holdings implemented consistent estimation techniques regarding its actuarial assumptions, where appropriate, across the pension and postretirement plans of its operating subsidiaries.  The most significant of such changes was in the estimation technique utilized to develop the discount rate for its pension and postretirement benefit plans.  The estimation technique is based upon the settlement of such liabilities as of December 31, 2011 utilizing a hypothetical portfolio of actual, high quality bonds, which would generate cash flows required to settle the liabilities.  UIL Holdings believes such a change results in an estimate of the discount rate that more accurately reflects the settlement value for plan obligations than the different yield curve methodologies used in prior years.  It results in cash flows which closely match the expected payments to participants.

As a result of the change described above, UIL Holdings is utilizing a discount rate of 5.30% as of December 31, 2011 for all of its qualified pension plans, compared to rates ranging from 5.00% to 5.35% in 2010.  The discount rate for non-qualified pension plans as of December 31, 2011 was 5.05% compared to a range of 5.10% to 5.15% in 2010.  The discount rates for UIL Holdings’ other postretirement benefits plans reflects the differing plan requirements and expected future cash flows.  For the UI other postretirement plan, the discount rate at December 31, 2011 and 2010 was 5.30%.  For the Gas Companies’ other postretirement plans, the December 31, 2011 discount rate is a composite rate of 5.05% compared to 5.15% the previous year.  UIL Holdings’ expected return on plan assets ranged from 5.86% to 8.50% compared to a range from 5.89% to 8.50% the previous year.

The assumptions listed above may be revised over time as economic and market conditions change.  Changes in those assumptions could have a material impact on pension and other postretirement expenses.  For example, if there had been a 0.25% change in the discount rate assumed for the pension plans, the 2011 pension expense would have increased or decreased inversely by $2.4 million.  If there had been a 1% change in the expected return on assets assumed for the pension plans, the 2011 pension expense would have increased or decreased inversely by $6 million.   If there had been a 0.25% change in the discount rate assumed for the other postretirement benefits plans, the 2011 other postretirement benefits plan expenses would have increased or decreased inversely by $0.3 million.  If there had been a 1% change in the expected return on assets assumed for the other postretirement benefits plans, the 2011 other postretirement benefits plan expenses would have increased or decreased inversely by $0.4 million.

The projected, long-term average wage increases ranged from 3.50 % to 3.80% in 2011.  The health care cost trend rate assumption for all retirees was set at a range of 7.80% to 8.50% in 2011, with such rate decreasing by 0.5% per year to a range of 4.50% to 5.00% in 2018.

UIL Holdings’ 2011 pension and other postretirement benefits expenses were $29.0 million and $10.0 million, respectively, net of amounts deferred as a regulatory asset.

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

Purchase Accounting

UIL Holdings uses the acquisition method in accounting for business combinations and recognizes assets acquired and liabilities assumed measured at their fair values on the date acquired.  Goodwill represents the excess of the purchase price over the fair value of the net assets.  The process of determining fair value involves making significant estimates which are based on detailed financial models, including the projection of future cash flows, the weighted average cost of capital and any cost savings that are expected to be derived in the future.  Refer to Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (N), Acquisition” of this Form 10-K for further details.

Goodwill

Pursuant to the authoritative guidance on goodwill and other intangible assets, goodwill is not amortized; rather, impairment tests are performed at least annually or more frequently if circumstances indicate an impairment may have occurred.  If an impairment exists, the goodwill is immediately written down to its fair value through a current charge to income.  Accordingly, the goodwill arising from the Acquisition is subject to an impairment test at least annually.

The fair market value of each of UIL Holdings’ applicable reporting units is estimated using certain key assumptions that require significant judgment.  This judgment includes developing cash flow projections (including the selection of appropriate returns on equity, long-term growth rates, and capital expenditure levels), selecting appropriate discount rates, and identifying relevant market comparables.

UIL Holdings completed its annual goodwill impairment tests for all of its reporting units that carry a goodwill balance as of October 1, 2011.  The estimated fair values for the reporting units were determined by using the income approach and the market approach methodologies.

The income approach was based on discounted cash flows which were derived from internal forecasts and economic expectations.  Key assumptions used to determine fair value under the income approach included the cash flow period, terminal values based on a terminal growth rate, and the discount rate.  The discount rate represents the estimated cost of debt and equity financing weighted by the percentage of debt and equity in a company's target capital structure.

The market approach utilized the guideline company method, which calculates valuation multiples based on operating and valuation metrics from publicly traded guideline companies in the regulated natural gas distribution industry.  Multiples derived from the guideline companies provided an indication of how much a knowledgeable investor in the marketplace would be willing to pay for an investment in a similar company.  These multiples were then applied to the appropriate operating metric to determine indications of fair value.

As of October 1, 2011, the fair values of UIL Holdings’ applicable reporting units exceeded their carrying values and therefore no impairment was recognized.  No events or circumstances occurred subsequent to October 1, 2011 that would make it more likely than not that the fair value of the reporting units fell below their respective carrying values.

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

As of December 31, 2011, UIL Holdings had certain guarantee contracts outstanding for which no liability has been recorded in the Consolidated Financial Statements.  Refer to Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (J), Commitments and Contingencies,” of this Form 10-K for further discussion of such guarantees.

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

RESULTS OF OPERATIONS

Use of Non-GAAP Measures

Within the “Results of Operations” section of this Form 10-K, tabular presentations showing a comparison of UIL Holdings’ net income and earnings per share (EPS) for 2011 and 2010, as well as 2010 and 2009, are provided, along with reconciliations for certain non-GAAP measures.  The amounts presented show the EPS for each of UIL Holdings’ lines of business, as well as non-utility acquisition and closing related expenses, calculated by dividing the income of each line of business by the average number of shares of UIL Holdings’ common stock outstanding for the periods presented.  UIL Holdings believes this information is useful in understanding the fluctuations in EPS between the current and prior year periods.

Results of Operations:  2011 vs. 2010

UIL Holdings’ net income was $99.7 million, or $1.96 per share, an increase of $44.8 million, or $0.43 per share, compared to 2010.  Excluding the after-tax impact of the Acquisition and the impact of the earnings dilution associated with the September 2010 equity issuance, net income for 2011 was $2.26 per share.  The table below presents a comparison of UIL Holdings’ net income and EPS for 2011 and 2010 as well as reconciliations for certain non-GAAP measures.  EPS excluding the impact of the Acquisition and September 2010 equity issuance is provided per basic share.

The financial results for 2010 include the operations of the Gas Companies for the post-acquisition period of November 17, 2010 through December 31, 2010.

	Year Ended December 31,		2011 More (Less)
	2011	2010	than 2010

Net Income (Loss) (In Millions except per share amounts)

Electric Distribution and Transmission	$68.9	$63.8	$5.1
Non-Utility excluding the impact of the Acquisition	(0.3)	(2.5)	2.2
Net Income excluding the impact of the Acquisition	68.6	61.3	7.3
Gas Distribution	43.8	12.9	30.9
Non-Utility impact of the Acquisition (1)	(12.7)	(19.3)	6.6
Total Net Income	$99.7	$54.9	$44.8

EPS
Electric Distribution and Transmission	$1.36	$1.78	$(0.42)
Non-Utility excluding the impact of the Acquisition	(0.02)	(0.07)	0.05
Net Income excluding the impact of the Acquisition	1.34	1.71	(0.37)
Gas Distribution	0.87	0.36	0.51
Non-Utility impact of the Acquisition	(0.25)	(0.54)	0.29
Total EPS - Basic	$1.96	$1.53	$0.43

Total EPS - Diluted	$1.95	$1.52	$0.43

EPS - Basic: Equity Issuance Impact
Net Income excluding the impact of the Acquisition	$1.34	$1.71	$(0.37)
September 2010 equity issuance	0.92	0.33	0.59
EPS excluding the impact of the Acquisition and September 2010 equity issuance	$2.26	$2.04	$0.22

(1) For the year ended December 31, 2011, the non-utility impact of the Acquisition includes interest expense related to the October 2010 issuance of $450 million of debt used to partially fund the Acquisition.  For the year ended December 31, 2010, the non-utility impact of the Acquisition includes acquisition-related costs as well as interest expense related to the October 2010 issuance of $450 million of debt used to partially fund the Acquisition.

Electric Distribution and Transmission

Many of the changes in UI’s unbundled revenue and expense components impact line items in its Consolidated Statement of Income, but do not affect net income, because the costs associated with those components are passed through to customers.  As a result, UIL Holdings believes it is important to understand the factors that do have an impact on net income in the discussion of UI’s distribution and transmission businesses below.

Overall, UI’s operating revenue decreased by $61.8 million, from $859.5 million in 2010 to $797.7 million in 2011.  Retail revenue decreased $80.0 million, which was primarily attributable to the impact of customers switching to alternate suppliers to supply the generation portion of their customer bill, which has no impact on net income.  During 2011, there was an 11.1% increase in kWh provided by alternate suppliers, compared to 2010 which was primarily attributable to an average increase of 43,374 alternate supplier customers in 2011, compared to 2010.  Decreases in distribution rates and sales volume also contributed to the decrease in retail revenue.  Retail sales decreased by 159 million kWh, from 5,735 million kWh in 2010, to 5,576 million kWh in 2011.  Retail sales normalized for the weather impact decreased 102 million kWh, from 5,587 million kWh in 2010, to 5,485 million kWh in 2011.  Other revenues increased $18.2 million, which was primarily attributable to the net activity of the GSC working capital allowance due to timing differences, partially offset by higher transmission revenue as well as the distribution revenue decoupling adjustment.

Purchased power expense decreased by $62.2 million, from $242.3 million in 2010 to $180.1 million in 2011.  The decrease was primarily attributable to the impact of customers switching to alternate suppliers to supply the generation portion of their customer bill, as discussed above, partially offset by higher costs to procure power.  UI receives electricity to satisfy its standard service and supplier of last resort requirements through fixed-price purchased power agreements.  The variance does not impact net income as these costs are recovered through the GSC and Bypassable Federally Mandated Congestion Charges portion of UI’s unbundled retail customer rates.

UI’s O&M expenses increased by $10.0 million, from $238.3 million in 2010, to $248.3 million in 2011.  The increase was primarily attributable to increases in outside services expenses primarily relating to line maintenance.

UI’s transmission wholesale expenses increased by $5.8 million, from $72.2 million in 2010 to $78.0 million in 2011.  The increase was primarily attributable to higher regional transmission expenses, of which UI pays a portion based upon its relative load, and which are recovered through rates.

UI’s depreciation and amortization decreased by $12.0 million, from $108.4 million in 2010 to $96.4 million 2011.  The decrease was primarily attributable to decreased amortization of software and decreased amortization of the 2009 pension regulatory asset, which has been recovered through rates.

UI’s other income and deductions, net increased by $5.3 million, from $16.0 million in 2010 to $21.3 million in 2011.  The increase was primarily attributable to an increase in the allowance for funds used during construction (AFUDC) due to UI’s average construction work in progress (CWIP) balance increasing by approximately $115.5 million in 2011 compared to 2010.

UI’s interest expense increased by $3.1 million, from $40.6 million in 2010 to $43.7 million in 2011.  The increase was primarily attributable to increased short-term borrowings.

UI’s income from equity investments increased by $10.0 million, from $1.3 million in 2010 to $11.3 million in 2011.  The increase was primarily attributable to increased income from the investment in GenConn due to the completion of GenConn Middletown.

The following discussion details variances which have the most significant impact on net income in the periods presented.  Distribution includes all electric utility revenue and expenses, except for transmission.

Distribution

The distribution business had total net income of $37.6 million, an increase of $2.2 million, compared to 2010.  The increase in net income was primarily attributable to increased income from the investment in GenConn, partially offset by lower CTA rate base and increased outside services expenses.

Transmission

The transmission business had total net income of $31.3 million, an increase of $3.0 million, compared to 2010.  The increase was primarily attributable to an increase in AFUDC.

Gas Distribution

The gas distribution business had net income of $43.8 million, which includes the impact of temperatures being an average of 6.9% warmer than normal in 2011.

Non-Utility

UIL Holdings retains certain costs, primarily interest expense on holding company debt, at the holding company, or UIL Holdings Corporate level, which are not allocated to its various subsidiaries.  UIL Corporate incurred net after-tax costs of $13.0 million, or $0.26 per share, in 2011 compared to net after-tax costs of $21.8 million, or $0.61 per share, in 2010.  The decrease was primarily attributable to the absence in 2011 of acquisition-related expenses incurred in 2010, partially offset by interest expense related to the October 2010 issuance of $450 million of public debt, the proceeds of which were used to partially fund the Acquisition.

Results of Operations:  2010 vs. 2009

UIL Holdings’ total earnings were $54.9 million, or $1.53 per share, an increase of $0.6 million, and a decrease of $0.41 per share, compared to 2009.  Excluding the after-tax impact of the Acquisition (primarily acquisition and closing- related expenses, the Gas Companies’ net income, interest expense related to the October 2010 issuance of $450 million of public debt used to partially fund the Acquisition, and the impact of the earnings dilution associated with the September 2010 equity issuance) earnings for 2010 were $2.04 per share, an increase of $0.10 per share, compared to 2009.  The table below presents a comparison of UIL Holdings’ net income and EPS for 2010 and 2009 as well as reconciliations for certain non-GAAP measures.  EPS excluding the impact of the Acquisition and September 2010 equity issuance is provided per basic share.

	Year Ended December 31,		2010 More (Less)
	2010	2009	than 2009

Net Income (Loss) (In Millions except per share amounts)

Electric Distribution and Transmission	$63.8	$57.0	$6.8
Non-Utility excluding the impact of the Acquisition	(2.5)	(2.7)	0.2
Net Income excluding the impact of the Acquisition	61.3	54.3	7.0
Gas Distribution	12.9	-	12.9
Non-Utility impact of the Acquisition (1)	(19.3)	-	(19.3)
Total Net Income	$54.9	$54.3	$0.6

EPS
Electric Distribution and Transmission	$1.78	$2.03	$(0.25)
Non-Utility excluding the impact of the Acquisition	(0.07)	(0.09)	0.02
Net Income excluding the impact of the Acquisition	1.71	1.94	(0.23)
Gas Distribution	0.36	-	0.36
Non-Utility impact of the Acquisition	(0.54)	-	(0.54)
Total EPS - Basic	$1.53	$1.94	$(0.41)

Total EPS - Diluted	$1.52	$1.93	$(0.41)

EPS - Basic: Equity Issuance Impact
Net Income excluding the impact of the Acquisition	$1.71	$1.94	$(0.23)
September 2010 equity issuance	0.33	-	0.33
EPS excluding the impact of the Acquisition and September 2010 equity issuance	$2.04	$1.94	$0.10

(1) For the year ended December 31, 2010, the non-utility impact of the Acquisition includes acquisition-related costs as well as interest expense related to the October 2010 issuance of $450 million of debt used to partially fund the Acquisition.

Electric Distribution and Transmission

In the following analysis, it should be noted that many of the changes in UI’s unbundled revenue and expense components impact line items in its income statement, but do not affect net income, because the costs associated with those components are passed through to customers.  As a result, UIL Holdings believes it is important to understand the factors that do have an impact on earnings in the discussion of UI’s distribution and transmission businesses below.

Overall, UI’s operating revenue decreased by $36.2 million, from $895.7 million in 2009 to $859.5 million in 2010.  Retail revenue decreased $60.1 million, which was primarily attributable to the impact of customers switching to alternate suppliers to supply the generation portion of their customer bill, which has no impact on net income.  During 2010, an additional 69,421 customers switched to an alternate supplier which partially contributed to the 28.5% increase in kWh, compared to 2009, provided by alternate suppliers.  The decrease in retail revenue was partially offset by increases in distribution rates and sales volume.  Retail sales increased by 242 million kWh, from 5,493 million kWh in 2009, to 5,735 million kWh in 2010.  Retail sales normalized for the weather impact decreased 6 million kWh, from 5,593 million kWh in 2009, to 5,587 million kWh in 2010.  Other revenues increased $23.7 million, which was primarily attributable to the net activity of the GSC working capital allowance due to timing differences, and higher transmission revenue, partially offset by the distribution revenue decoupling adjustment.

Purchased power expense decreased by $91.0 million, from $333.3 million in 2009 to $242.3 million in 2010.  The decrease was primarily attributable to the impact of customers switching to alternate suppliers to supply the generation portion of their customer bill, as discussed above, partially offset by higher costs to procure power.  UI receives electricity to satisfy its standard service and supplier of last resort requirements through fixed-price purchased power agreements.  The variance does not impact net income as these costs are recovered through the GSC and Bypassable Federally Mandated Congestion Charges (BFMCC) portion of UI’s unbundled retail customer rates.

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

UI’s other income and deductions increased by $10.4 million, from $5.6 million in 2009 to $16.0 million in 2010.  The increase was primarily attributable to an increase in the allowance for funds used during construction (AFUDC).  During 2010, UI’s average construction work in progress (CWIP) balance and average AFUDC rate increased from 2009 by approximately $83.5 million and 4.6%, respectively.

UI’s interest expense increased by $4.3 million, from $36.3 million in 2009 to $40.6 million in 2010.  The increase was primarily attributable to increased long-term borrowings.

UI’s income from equity investments increased by $1.2 million, from $0.1 million in 2009 to $1.3 million in 2010.  The increase was primarily attributable to income of $1.2 million from the investment in GenConn.

The following discussion details variances which have the most significant impact on net income in the periods presented.  Distribution includes all electric utility revenue and expenses, except for transmission.

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

Gas Distribution

Since the date of acquisition, the Gas Companies’ total earnings were $12.9 million or $0.36 per share, which were primarily attributable to high retail sales related to significantly colder than normal weather in December 2010, in addition to low overall operating expenses.

Non-Utility

UIL Holdings retains certain costs, primarily interest expense on holding company debt, at the holding company, or UIL Holdings Corporate level which are not allocated to the various non-utility subsidiaries.  UIL Corporate incurred net after-tax costs of $21.8 million, or $0.61 per share, in 2010 compared to net after-tax costs of $2.7 million, or $0.09 per share, in 2009.  The increase was primarily attributable to after-tax acquisition and closing-related expenses of $16.3 million, or $0.46 per share.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The following discussion details the primary market risks applicable to UIL Holdings and its subsidiaries.

UIL Holdings faces the risks that UIL Holdings and its subsidiaries will not be able to access the bank and/or capital debt and equity markets or be able to access these markets on favorable terms to refinance debt as it matures, to remarket debt in the municipal bond market, to issue new debt, or to secure bank credit facilities to provide sufficient liquidity.

There has been considerable dislocation in the auction rate municipal bond market, and there have been failed auctions, resulting from insufficient clearing bids.  The auctions for the auction rate bonds have failed, beginning with the March 2008 auction.  When there are insufficient clearing bids as a result of an auction, the interest rates are set at a rate equal to one-month LIBOR times a multiple of 125% to 225%, based on the credit rating on the auction rate bonds assigned by Moody’s or S&P.  The principal and interest payments on $64.5 million principal amount of tax-exempt auction rate bonds are insured by Ambac Assurance Corporation (Ambac), but the bonds are currently rated based on the underlying credit rating of UI of Baa2.  In the event of subsequent failed auctions of these bonds, the interest rate will continue to be reset as described above.  The interest rate on these bonds was 0..52% at February 6, 2012 which was equal to two times LIBOR.  The interest rate risk of variable rate financings, including the reset at auction of the interest rate on this $64.5 million principal amount of auction rate bonds, is $0.2 million of increased interest expense for every 0.25% increase in interest rates.  UI continues to review conditions in the municipal bond market and plans to refund the $64.5 million principal amount of these bonds, at such time when market conditions and financing terms are economically favorable.

The 4.50%, Series 2010, due July 1, 2027 in the principal amount outstanding of $25.7 million , are due to be remarketed in the municipal bond market on July 1, 2015.

The weighted-average remaining fixed rate period of outstanding long-term debt obligations of UIL Holdings and its subsidiaries as of December 31, 2011 was 11.3 years, at an average interest rate of 5.9%.

The table below provides information about the long-tem debt of UIL Holdings and its subsidiaries that exposes UIL Holdings to interest rate risk.  The table presents principal cash flows and related weighted-average interest rates by expected maturity dates and by fixed interest rate expiration dates.

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Expected Maturity Date
(In Thousands)
UIL Holdings
Long-Term Debt	$-	$-	$-	$-	$-	$450,000	$450,000	$468,900
Average interest rate	-	-	-	-	-	4.63%	4.63%

UI	(1)			(2)		(3)
Long-Term Debt	$103,500	$-	$-	$27,500	$-	$539,460	$670,460	$761,643
Average interest rate	6.97%	-	-	4.50%	-	5.54%	5.72%

Gas Companies
Long-Term Debt	$6,455	$41,455	$6,455	$1,455	$11,455	$329,270	$396,545	$485,181
Average interest rate	7.99%	6.71%	8.05%	7.80%	8.93%	6.64%	6.76%

(1)
Includes pollution control revenue bonds of $71 million, $7.5 million and $25 million with fixed interest rates of 7.13%, 5.75% and 6.88%, respectively, ending on February 1, 2012.  These bonds were refinanced with senior unsecured notes issued in the private placement market.   Such notes were issued on January 30, 2012 as follows: 3.61%, Series B, due January 31, 2022, in the principal amount outstanding of $51.5 million and 4.89%, Series D, due January 30, 2042, in the principal amount outstanding of $52 million.

(2)	Includes $27.5 million of 4.50% pollution control revenue bonds due July 2027.
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

The short-term borrowing costs of UIL Holdings and its subsidiaries fluctuate with the upward and downward movements of LIBOR, JPMorgan Chase Bank’s prime rate and the Federal Funds Rate (as defined in the short-term credit facility of UIL Holdings and its subsidiaries described in Part II, Item 8. “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements” – Note (D) “Short-Term Credit Arrangements” of this Form 10-K and the EBL, respectively).  Rates associated with the money market loan arrangement that UIL Holdings has with JPMorgan Chase Bank fluctuate based on rates in the money market.  Such rates are influenced by financial market conditions and the actions of the Federal Reserve.

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

Asset values of funded plans as of December 31, 2011 and December 31, 2010 were approximately $548.1 million and $502.3 million, respectively.  During the year ended December 31, 2011, UIL Holdings made total pension contributions of $74.5 million.  UIL Holdings currently expects to make pension contributions of approximately $50 million to $60 million in 2012.  Such contribution levels will be adjusted, if necessary, based upon final actuarial calculations.

Item 8.  Financial Statements and Supplementary Data.

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF INCOME
For the Years Ended December 31, 2011, 2010 and 2009
(In Thousands except per share amounts)

	2011	2010	2009

Operating Revenues (Note F)	$1,570,447	$997,666	$896,550

Operating Expenses
Operation
Purchased power	180,149	242,268	333,339
Natural gas purchased	429,079	81,428	-
Operation and maintenance	382,167	258,282	225,853
Transmission wholesale	77,997	72,169	57,012
Depreciation and amortization (Note F)	167,462	113,946	98,116
Taxes - other than income taxes (Note F)	114,211	78,702	60,062
Acquisition-related costs	-	25,572	-
Total Operating Expenses	1,351,065	872,367	774,382
Operating Income	219,382	125,299	122,168

Other Income and (Deductions), net (Note F), (Note H)	26,932	17,262	5,586

Interest Charges, net
Interest on long-term debt	87,394	50,357	37,297
Other interest, net (Note F)	5,216	1,553	1,286
	92,610	51,910	38,583
Amortization of debt expense and redemption premiums	2,775	1,788	1,817
Total Interest Charges, net	95,385	53,698	40,400

Income Before Income Taxes, Equity Earnings	150,929	88,863	87,354

Income Taxes (Note E)	62,501	35,284	33,096

Income Before Equity Earnings	88,428	53,579	54,258
Income from Equity Investments	11,282	1,278	59

Net Income	99,710	54,857	54,317
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	54	3	-

Net Income attributable to UIL Holdings	$99,656	$54,854	$54,317

Average Number of Common Shares Outstanding - Basic	50,609	35,722	28,027
Average Number of Common Shares Outstanding - Diluted	50,926	36,083	28,273

Earnings Per Share of Common Stock - Basic (Note A):	$1.96	$1.53	$1.94

Earnings Per Share of Common Stock - Diluted (Note A):	$1.95	$1.52	$1.93

Cash Dividends Declared per share of Common Stock	$1.728	$1.728	$1.728

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2011, 2010 and 2009
(Thousands of Dollars)

	2011	2010	2009

Net Income	$99,710	$54,857	$54,317
Other Comprehensive Income (Loss)	(541)	166	-
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	54	3	-
Comprehensive Income	$99,115	$55,020	$54,317

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2011, 2010 and 2009
(Thousands of Dollars)

	2011	2010	2009
Cash Flows From Operating Activities
Net income	$99,710	$54,857	$54,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	170,237	115,489	99,933
Deferred income taxes	83,273	57,042	(6,541)
Allowance for funds used during construction (AFUDC) - equity	(10,539)	(7,174)	(650)
Stock-based compensation expense (Note A)	5,286	4,080	3,570
Pension expense	39,028	28,811	22,313
Undistributed (earnings) losses in equity investments	(11,702)	(1,440)	(116)
Excess generation service charge	(5,047)	(28,217)	5,651
Deferred Transmission (income) expense	(15,408)	36,009	(6,114)
Cash distribution received from GenConn	7,977	-	-
Other non-cash items, net	(48,632)	(14,398)	(12,677)
Changes in:
Accounts receivable, net	34,654	(62,370)	2,808
Unbilled revenues	9,693	(9,830)	1,969
Natural gas in storage	(3,436)	23,553	-
Accounts payable	4,446	25,209	(3,683)
Interest accrued	(1,341)	8,954	1,728
Taxes accrued/refundable, net	(41,366)	(29,598)	(77)
Accrued liabilities	(2,528)	7,962	5,908
Accrued pension	(77,005)	(8,862)	(286)
Other assets	2,750	(2,605)	1,662
Other liabilities	(17,188)	12,651	2,392
Total Adjustments	123,152	160,476	117,790
Net Cash provided by Operating Activities	222,862	215,333	172,107

Cash Flows from Investing Activities
Acquisition of Gas Companies, net of cash acquired	11,211	(856,952)	-
Related party note receivable (Note H)	(1,050)	(9,750)	(72,230)
Plant expenditures including AFUDC debt	(328,079)	(203,530)	(123,574)
Investment in GenConn	(2,000)	(6,000)	-
Changes in restricted cash	(4,123)	1,297	7,379
Deposits in New England East West Solution (NEEWS) (Note C)	(2,393)	(7,231)	-
Other	401	(114)	1,043
Net Cash (used in) Investing Activities	(326,033)	(1,082,280)	(187,382)

Cash Flows from Financing Activities
Issuances of common stock	200	502,220	92,225
Issuances of long-term debt	51,050	556,109	182,773
Payments on long-term debt	(146,573)	(59,826)	(55,286)
Line of credit borrowings (repayments), net	228,000	2,100	(148,000)
Payment of common stock dividend	(87,274)	(51,836)	(47,678)
Other	(1,514)	(6,808)	(1,220)
Net Cash provided by Financing Activities	43,889	941,959	22,814

Unrestricted Cash and Temporary Cash Investments:
Net change for the period	(59,282)	75,012	7,539
Balance at beginning of period	90,281	15,269	7,730
Balance at end of period	30,999	90,281	15,269

Cash paid during the period for:
Interest (net of amount capitalized)	$83,365	$33,395	$34,977
Income taxes	$11,475	$24,600	$44,009

Non-cash investing activity:
Plant expenditures included in ending accounts payable	$45,046	$54,492	$30,054
Related party note receivable (Note H)	$62,833	$55,540	$-
Equity investment in Related Party (Note H)	$(62,833)	$(55,540)	$-

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET
December 31, 2011 and 2010

ASSETS
(In Thousands)

	2011	2010
Current Assets
Unrestricted cash and temporary cash investments	$30,999	$90,281
Restricted cash	6,522	2,399
Accounts receivable less allowance of $10,939 and $10,571, respectively	180,465	205,992
Other accounts receivable	8,170	28,181
Unbilled revenues	71,984	81,659
Current regulatory assets	102,900	115,848
Natural gas in storage, at average cost	111,516	108,080
Materials and supplies, at average cost	8,370	6,755
Deferred income taxes	41,635	24,039
Refundable taxes	74,983	36,570
Prepayments	15,357	16,690
Current portion of derivative assets (Note A), (Note K)	14,189	6,057
Other	138	1,275
Total Current Assets	667,228	723,826

Other investments
Equity investment in GenConn (Note H)	131,082	62,786
Other	22,571	22,931
Total Other investments	153,653	85,717

Net Property, Plant and Equipment	2,570,355	2,327,450

Regulatory Assets (future amounts due from customers through the ratemaking process)	983,222	925,889

Deferred Charges and Other Assets
Unamortized debt issuance expenses	17,631	19,238
Related party note receivable (Note H)	-	61,983
Other long-term receivable	1,278	1,281
Derivative assets (Note A), (Note K)	73,264	28,131
Goodwill (Note N)	266,797	298,890
Other	11,181	9,433
Total Deferred Charges and Other Assets	370,151	418,956

Total Assets	$4,744,609	$4,481,838

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET
December 31, 2011 and 2010

LIABILITIES AND CAPITALIZATION
(In Thousands)

	2011	2010
Current Liabilities
Line of credit borrowings	$235,000	$7,000
Current portion of long-term debt	13,712	154,114
Accounts payable	194,641	199,816
Dividends payable	21,847	21,801
Accrued liabilities	78,138	80,488
Current regulatory liabilities	26,245	53,601
Taxes accrued	21,870	26,405
Interest accrued	21,527	22,868
Current portion of derivative liabilities (Note A), (Note K)	28,888	13,246
Total Current Liabilities	641,868	579,339

Noncurrent Liabilities
Pension accrued	237,083	265,564
Connecticut Yankee contract obligation	14,247	17,175
Other post-retirement benefits accrued	84,810	89,813
Derivative liabilities (Note A), (Note K)	239,147	129,560
Other	75,268	75,119
Total Noncurrent Liabilities	650,555	577,231

Deferred Income Taxes (future tax liabilities owed to taxing authorities)	388,553	354,164

Regulatory Liabilities (future amounts owed to customers through the ratemaking process)	420,175	382,366

Commitments and Contingencies (Note J)

Capitalization (Note B)
Long-term debt, net of unamortized discount and premiun	1,548,347	1,511,768

Preferred Stock of Subsidiary
Redeemable preferred stock, noncontrolling interests	750	828

Common Stock Equity
Common stock	931,153	927,494
Paid-in capital	19,791	17,026
Retained earnings	143,792	131,456
Accumulated other comprehensive income (loss)	(375)	166
Net Common Stock Equity	1,094,361	1,076,142

Total Capitalization	2,643,458	2,588,738

Total Liabilities and Capitalization	$4,744,609	$4,481,838

The accompanying Notes to the Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION
Consolidated Statement of Changes in Shareholders' Equity
December 31, 2011, 2010 and 2009
(Thousands of Dollars)

						Accumulated
				Unearned		Other
	Common Stock		Paid-in	ESOP	Retained	Comprehensive
	Shares (a)	Amount	Capital	Equity	Earnings	Income (Loss)	Total
Balance as of December 31, 2008	25,174,274	$328,824	$13,771	$(712)	$132,696	$-	$474,579

Net income for 2009					54,317		54,317
Cash dividends on common stock - $1.728 per share					(49,704)		(49,704)
Issuance of 4,655,565 shares common stock - no par value	4,767,306	93,184					93,184
Stock based compensation			996				996
Allocation of benefits - ESOP	34,926		92	712			804
Balance as of December 31, 2009	29,976,506	$422,008	$14,859	$-	$137,309	$-	$574,176
Net income for 2010					54,857		54,857
Cash dividends on common stock - $1.728 per share					(60,707)		(60,707)
Preferred stock dividends of subsidiary, noncontrolling interests					(3)		(3)
Issuance of 20,513,492 shares of common stock - no par value	20,528,945	505,486					505,486
Stock based compensation			2,167				2,167
Other comprehensive income (net of deferred tax benefit of $111)						166	166
Balance as of December 31, 2010	50,505,451	$927,494	$17,026	$-	$131,456	$166	$1,076,142
Net income for 2011					99,710		99,710
Cash dividends on common stock - $1.728 per share					(87,320)		(87,320)
Preferred stock dividends of subsidiary, noncontrolling interests					(54)		(54)
Issuance of 102,404 shares of common stock - no par value	140,039	3,659					3,659
Stock based compensation			2,765				2,765
Other comprehensive loss (net of deferred tax benefit of $361)						(541)	(541)
Balance as of December 31, 2011	50,645,490	$931,153	$19,791	$-	$143,792	$(375)	$1,094,361

(a) There were 125,000,000 shares authorized in 2011 and 75,000,000 shares authorized in both 2010 and 2009

The accompanying Notes to Consolidated Financial
Statements are an integral part of the financial statements.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A)  STATEMENT OF ACCOUNTING POLICIES

UIL Holdings is headquartered in New Haven, Connecticut, where its senior management maintains offices and is responsible for overall planning, operating and financial functions.  The primary business of UIL Holdings is ownership of its operating regulated utility businesses.  The utility businesses consist of the electric distribution and transmission operations of The United Illuminating Company (UI) and the natural gas transportation, distribution and sales operations of The Southern Connecticut Gas Company (SCG), a subsidiary of Connecticut Energy Corporation (CEC), Connecticut Natural Gas Corporation (CNG), a subsidiary of CTG Resources, Inc. (CTG), and The Berkshire Gas Company (Berkshire), a subsidiary of Berkshire Energy Resources (BER, and together with SCG, CNG, Berkshire, CEC and CTG, the Gas Companies).  Each of CEC, CTG and BER is a holding company whose sole business is ownership of its respective operating regulated gas utility.  The Gas Companies were acquired by UIL Holdings on November 16, 2010 for a purchase price of $1.296 billion (the Acquisition).  See Note (N) “Acquisition” for a further discussion of the Acquisition.

UI is also a 50-50 joint venturer with NRG Energy, Inc. (NRG) in GCE Holding LLC, whose wholly owned subsidiary, GenConn Energy LLC (collectively, GenConn) was chosen by the Public Utility Regulatory Authority (PURA) to build and operate new peaking generation plants in Devon (GenConn Devon) and Middletown (GenConn Middletown), to help address Connecticut’s need for power generation during the heaviest load periods.

Accounting Records

The accounting records of UIL Holdings are maintained in conformity with generally accepted accounting principles in the United States of America (GAAP).

The accounting records for UI and the Gas Companies are also maintained in accordance with the uniform systems of accounts prescribed by the Federal Energy Regulatory Commission (FERC), PURA, and the Massachusetts Department of Public Utilities (DPU), as applicable.

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

Certain immaterial amounts that were reported as such in the Consolidated Financial Statements in previous periods have been reclassified to conform to the current presentation.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

In addition to the Regulatory Assets and Liabilities identified on the Consolidated Balance Sheet and described below, there are other regulatory assets and liabilities such as certain deferred tax liabilities.  UI also has obligations under long-term power contracts, the recovery of which is subject to regulation.  If UIL Holdings’ regulated utilities, or a portion of their assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs would be required in the year in which such criteria are no longer met (if such deferred costs are not recoverable in the portion of the business that continues to meet the criteria for application of ASC 980).  UIL Holdings expects its regulated utilities to continue to meet the criteria for application of ASC 980 for the foreseeable future.  If a change in accounting were to occur, it could have a material adverse effect on the earnings and retained earnings of the applicable regulated utility and UIL Holdings in that year and could also have a material adverse effect on their on going financial condition.

UIL Holdings’ regulatory assets and liabilities as of December 31, 2011 and 2010 included the following:

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	Remaining	December 31,	December 31,
	Period	2011	2010
		(In Thousands)
Regulatory Assets:
Nuclear plant investments – above market	(a)	$272,943	$293,388
Income taxes due principally to book-tax differences	(b)	-	11,910
Connecticut Yankee	4 years	14,247	17,175
Unamortized redemption costs	10 to 22 years	12,906	13,708
Pension and other post-retirement benefit plans	(c)	344,746	351,610
Environmental remediation costs	4 to 5 years	19,101	17,285
Customer rate surcharge	(g)	15,757	12,816
Low income program	(h)	37,420	40,674
Debt premium	1 to 26 years	48,275	56,865
Deferred purchased gas	(i)	15,558	23,330
Deferred income taxes	(j)	20,994	5,859
Unfunded future income taxes	(j)	11,657	25,684
Contracts for differences	(d)	184,105	114,662
Excess generation service charge	(e)	13,758	8,711
Storm Costs	(l)	29,618	7,460
Other	(b)	45,037	40,600
Total regulatory assets		1,086,122	1,041,737
Less current portion of regulatory assets		102,900	115,848
Regulatory Assets, Net		$983,222	$925,889

Regulatory Liabilities:
Accumulated deferred investment tax credits	32 years	$4,758	$4,905
Income taxes due principally to book-tax differences	(b)	14,445	-
Deferred gain on sale of property	(a)	37,798	37,798
Middletown/Norwalk local transmission network service collections	39 years	22,548	23,121
Pension and other post-retirement benefit plans	4 to 8 years	17,956	33,685
Deferred income taxes	(j)	48,740	29,793
Asset retirement obligation	(k)	8,941	5,690
Deferred purchased gas	(i)	-	8,217
Unfunded future income taxes	(j)	9,735	163
Asset removal costs	(b)	224,125	219,121
Deferred transmission expense	(f)	11,628	27,036
Other	(b)	45,746	46,438
Total regulatory liabilities		446,420	435,967
Less current portion of regulatory liabilities		26,245	53,601
Regulatory Liabilities, Net		$420,175	$382,366

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

Derivatives

UIL Holdings’ regulated subsidiaries are parties to contracts, and involved in transactions, that have been determined to be derivatives and are discussed below.

The fair value of the gross derivative assets and liabilities as of December 31, 2011 and 2010 were as follows:

	December 31, 2011
	(In Thousands)

	Current Assets	Deferred Charges and Other Assets	Current Liabilities	Noncurrent Liabilities

Derivative assets/(liabilities), gross	$14,189	$73,264	$(28,888)	$(239,147)

	December 31, 2010
	(In Thousands)

	Current Assets	Deferred Charges and Other Assets	Current Liabilities	Noncurrent Liabilities

Derivative assets/(liabilities), gross	$6,057	$28,131	$(13,246)	$(129,560)

Contracts for Differences (CfDs)

Pursuant to Connecticut’s 2005 Energy Independence Act (EIA), PURA initiated a process to solicit bids to create new or incremental capacity resources in order to reduce federally mandated congestion charges, and selected four new capacity resources.  To facilitate the transactions between selected capacity resources and Connecticut electric customers, and provide the commitment necessary for owners of these resources to obtain necessary financing, PURA required that UI and CL&P execute long-term contracts with the selected resources.  In August 2007, PURA approved four CfDs, each of which specifies a capacity quantity and a monthly settlement that reflects the difference between a forward market price and the contract price.  As directed by PURA, UI executed two of the contracts and CL&P executed the other two contracts.  The cost of the contracts will be paid by customers and will be subject to a cost-sharing agreement whereby approximately 20% of the cost is borne by UI customers and approximately 80% by CL&P customers.

PURA has determined that costs associated with these CfDs will be recoverable by UI and CL&P, and in accordance with ASC 980 “Regulated Operations,” UI has deferred recognition of costs (a regulatory asset) or obligations (a regulatory liability).  The CfDs are marked-to-market in accordance with ASC 815.  For those CfDs signed by CL&P, UI records its approximate

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

20% portion of CL&P’s derivative, pursuant to the cost-sharing agreement noted above.  As of December 31, 2011, UI has recorded a gross derivative asset of $83.9 million, a regulatory asset of $184.1 million, and a gross derivative liability of $268.0 million ($163.1 million related to its portion of CL&P’s derivative liabilities).  See Note (K) “Fair Value of Financial Instruments” for additional CfD information.

In February 2010, an explosion occurred at the construction site of a 620-megawatt plant being built by Kleen Energy Systems, LLC (Kleen), one of four capacity resources selected in 2008 by PURA to create new or incremental capacity resources.  CL&P executed the CfD with the Kleen project which is subject to the cost-sharing agreement between UI and CL&P.  In July 2011, Kleen reported that the rebuilding of its facility was complete and that commercial operation of the facility commenced on July 19, 2011, at which time payments under the CfD began.

The unrealized gains and losses from mark-to-market adjustments to derivatives recorded in regulatory assets or regulatory liabilities for the years ended December 31, 2011 and 2010 were as follows:

	Year Ended
	December 31,
	2011	2010
	(In Thousands)

Regulatory Assets - Derivative assets	$69,397	$(23,022)

Regulatory Liabilities - Derivative liabilities	$5,736	$584

Weather Insurance Contracts

On October 20, 2011, SCG and CNG each entered into weather insurance contracts for the winter period of November 1, 2011 through April 30, 2012 in order to provide financial protection from significant weather fluctuations.  According to the terms of each contract, if temperatures are warmer than normal at a prescribed level for the contract period, SCG and CNG will each receive a payment, up to the maximum amount allowed under the contracts of $3 million; however, if temperatures are colder than normal at a prescribed level for the contract period, SCG and CNG will each make a payment of up to a maximum of $2 million.  The premiums paid are amortized over the terms of the contracts.  The fair value of the contracts is carried on the balance sheet as a derivative with changes in value recorded in the income statement as Other Income and (Deductions).  The derivative asset related to these contracts totaled $3.5 million at December 31, 2011.

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

UI and the Gas Companies accrue for estimated costs of removal for certain of their plant-in-service.  Such removal costs are included in the approved rates used to depreciate these assets.  At the end of the service life of the applicable assets, the accumulated depreciation in excess of the historical cost of the asset provides for the estimated cost of removal.  In accordance with ASC 980 “Regulated Operations,” the accrued costs of removal have been recorded as a regulatory liability.  Accrued costs of removal as of December 31, 2011 and 2010 were $224.1 million and $219.1 million, respectively.

UIL Holdings’ property, plant and equipment as of December 31, 2011 and 2010 were comprised as follows:

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	2011	2010
	(In Thousands)

Electric distribution plant	$845,252	$777,916
Electric transmission plant	549,995	489,223
Gas distribution plant	1,318,917	1,275,133
Software	139,241	129,202
Land	42,625	39,008
Other plant	236,226	233,741
Total property, plant & equipment	3,132,256	2,944,223
Less accumulated depreciation	929,401	859,461
	2,202,855	2,084,762
Construction work in progress	367,500	242,688
Net property, plant & equipment	$2,570,355	$2,327,450

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

As of December 31, 2011, UIL Holdings’ ARO, including estimated conditional AROs, was $18.1 million and consisted primarily of obligations related to the removal or retirement of asbestos, polychlorinated biphenyl (PCB)-contaminated equipment, gas pipeline and cast iron gas mains.  The long-lived assets associated with the AROs are gas storage property, distribution property and other property.  As of December 31, 2010, UIL Holdings’ ARO was $17.8 million.

Allowance for Funds Used During Construction

In accordance with the uniform systems of accounts, the Company capitalizes AFUDC, which represents the approximate cost of debt and equity capital devoted to plant under construction.  The portion of the allowance applicable to borrowed funds and the allowance applicable to equity funds are presented as other income in the Consolidated Statement of Income.  Although the allowance does not represent current cash income, it has historically been recoverable under the ratemaking process over the service lives of the related properties.  Weighted-average AFUDC rates for 2011, 2010 and 2009 were 6.31%, 6.65% and 2.44%, respectively.

Depreciation

Provisions for depreciation on utility plant for book purposes are computed on a straight-line basis, using estimated service lives.  For utility plant other than software, service lives are determined by independent engineers and subject to review and approval by PURA and DPU.  Software service life is based upon management’s estimate of useful life.  The aggregate annual

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

provisions for depreciation for the years 2011, 2010 and 2009 were approximately 3.3%, 3.6%, and 3.7%, respectively, of the original cost of depreciable property

Income Taxes

In accordance with ASC 740 “Income Taxes,” UIL Holdings has provided deferred taxes for all temporary book-tax differences using the liability method.  The liability method requires that deferred tax balances be adjusted to reflect enacted future tax rates that are anticipated to be in effect when the temporary differences reverse.  In accordance with generally accepted accounting principles for regulated industries, UIL Holdings’ regulated subsidiaries have established a regulatory asset for the net revenue requirements to be recovered from customers for the related future tax expense associated with certain of these temporary differences.  For ratemaking purposes, UIL Holdings’ regulated subsidiaries normalize all investment tax credits (ITCs) related to recoverable plant investments.

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

A goodwill impairment test is performed each year and the test will be updated between annual tests if events or circumstances occur that may reduce the fair value of a reporting unit below its carrying value. The annual analysis of the potential impairment of goodwill is a two step process.  Step one of the impairment test consists of comparing the fair values of reporting units with their aggregate carrying values, including goodwill.  If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, step two must be performed to determine the amount, if any, of the goodwill impairment loss.  If the carrying amount is less than fair value, further testing of goodwill impairment is not performed.

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

As of October 1, 2011, the fair values of UIL Holdings’ applicable reporting units exceeded their carrying values and therefore no impairment was recognized.  No events or circumstances occurred subsequent to October 1, 2011 that would make it more likely than not that the fair value of the reporting units fell below their respective carrying values.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Revenues

Regulated utility revenues are based on authorized rates applied to each customer.  These retail rates are approved by regulatory bodies and can be changed only through formal proceedings.

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

Cash and Temporary Cash Investments

UIL Holdings considers all of its highly liquid debt instruments with an original maturity of three months or less at the date of purchase to be cash and temporary cash investments.

Restricted Cash

UIL Holdings’ restricted cash at December 31, 2011 and 2010 totaled $6.5 million and $2.4 million, respectively, which primarily relates to electric distribution and transmission capital projects, which have been withheld by UI and will remain in place until the verification of fulfillment of contractor obligations.

Equity Investments

In February 2008, UI and an NRG affiliate formed GenConn, a 50-50 joint venture, for the purpose of constructing peaking generation plants in Connecticut.  UI’s investment in GenConn is being accounted for as an equity investment, the carrying value of which was $131.1 million and $62.8 million as of December 31, 2011 and December 31, 2010, respectively.  The loans UI had made for the construction of the GenConn Devon facility of approximately $55.5 million were converted into equity in September 2010.  The loans UI made to GenConn for the construction of GenConn Middletown of approximately $63 million were converted into equity in July 2011.

UI’s income from its equity investment in GenConn was $11.3 million, $1.3 million and zero for the years ended December 31, 2011, 2010 and 2009, respectively.  In 2011, UI received cash distributions of $8.0 million from GenConn.  As of December 31, 2011, the undistributed earnings from UI’s equity investment in GenConn were approximately $4.6 million.  In January 2012, UI received cash distributions from GenConn of $3.3 million.

Pension and Other Postretirement Benefits

UIL Holdings accounts for pension plan costs and other postretirement benefits, consisting principally of health and life insurance, in accordance with the provisions of ASC 715 “Compensation - Retirement Benefits.”  See – Note (G), Pension and Other Benefits.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ASC 360 also requires that rate-regulated companies recognize an impairment loss when a regulator excludes all or part of a cost from rates, even if the regulator allows the company to earn a return on the remaining costs allowed.  Under this standard, the probability of recovery and the recognition of regulatory assets under the criteria of ASC 980 must be assessed on an ongoing basis.  As discussed in the description of ASC 980 in this Note (A) under “Regulatory Accounting”, determination that certain regulatory assets no longer qualify for accounting as such could have a material impact on the financial condition of  UI, the Gas Companies and UIL Holdings.  At December 31, 2011, UI and the Gas Companies, as rate-regulated entities, did not have any assets that were impaired under this standard.

ASC 323 “Investments” requires that a loss in the value of an investment that is other than a temporary decline should be recognized. In accordance with ASC 323, UIL Holdings reviews its investments accounted for by the equity method for impairment by identifying and measuring losses in the value based upon a comparison of fair value to carrying value.  At December 31, 2011, UIL Holdings did not have any equity investments that were impaired under this standard.

Earnings per Share

The following table presents a reconciliation of the basic and diluted earnings per share calculations for the years 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
	(In Thousands, except per share amounts)

Numerator:
Net income attributable to UIL Holdings	$99,656	$54,854	$54,317
Less: Net income allocated to unvested units	210	149	84
Net income attributable to common shareholders	$99,446	$54,705	$54,233

Denominator:
Basic average number of shares outstanding	50,609	35,722	28,027
Effect of dilutive securities	317	361	246
Diluted average number of shares outstanding	50,926	36,083	28,273

Earnings per share:
Basic	$1.96	$1.53	$1.94
Diluted	$1.95	$1.52	$1.93

Options to purchase 89,336, 98,079 and 140,152 shares of common stock were outstanding during 2011, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares during such period.

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

UIL Holdings records compensation expense for these performance shares ratably over the three-year period, except in the case of retirement-eligible employees, for whom compensation expense is immediately recognized in accordance with ASC 718 “Compensation-Stock Compensation,” based on the value of the expected payout at the end of each year relative to the

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

performance measures achieved.  An additional $0.6 million of compensation expense was recorded in the first quarter of 2011 with respect to retirement-eligible employees based on the application of ASC 718 retirement-eligible provisions.

In 2011, target amounts of performance shares were granted to certain members of management as follows:  111,230 shares in February, 5,314 shares in April and 3,627 shares in May. The averages of the high and low market prices on the  February, April and May grant dates were $30.69, $31.76 and $31.85 per share, respectively.

In February 2011, UIL Holdings granted a total of 2,566 shares of restricted stock to its President and Chief Executive Officer under the 2008 Stock Plan and in accordance with his employment agreement; the average of the high and low market price on the date of grant was $30.69 per share.  Such shares vest in equal annual installments over a five year period.

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

Total stock-based compensation expense for the years ended December 31, 2011, 2010 and 2009 was $5.3 million, $4.1 million and $3.6 million, respectively.

Variable Interest Entities

UIL Holdings has identified GenConn as a variable interest entity (VIE), which is accounted for under the equity method.  UIL Holdings is not the primary beneficiary of GenConn, as defined in ASC 810 “Consolidation,” because it shares control of all significant activities of GenConn with its joint venturer, NRG.  As such, GenConn is not subject to consolidation.  GenConn recovers its costs through CfDs, which are cost of service-based and have been approved by PURA.  As a result, with the achievement of commercial operation by GenConn Devon and GenConn Middletown, UIL Holdings’ exposure to loss is primarily related to the potential for unrecovered GenConn operating or capital costs in a regulatory proceeding, the effect of which would be reflected in the carrying value of UIL Holdings’ 50% ownership position in GenConn and through “Income from Equity Investments” in UIL Holdings’ Consolidated Financial Statements.  Such exposure to loss cannot be determined at this time. For further discussion of GenConn, see “–Equity Investments” as well as Note (C) “Regulatory Proceedings – Electric Distribution and Transmission – Equity Investment in Peaking Generation.”

New Accounting Standards

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

In September 2011, the FASB issued amendments to ASC 350 “Intangibles-Goodwill and Other” which allow an entity to assess qualitatively whether it is necessary to perform the current two-step goodwill impairment test.  Performance of the two-step

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

impairment test is required only if an entity determines it is more-likely-than-not that a reporting unit's fair value is less than its carrying amount.  Otherwise, no further testing is required.  This guidance is effective for annual and interim goodwill tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted.  UIL Holdings will adopt this guidance in 2012 and expects that the implementation of this guidance will not have a material impact on its consolidated financial statements.

In December 2011, the FASB issued amendments to the disclosure requirements on offsetting in ASC 210 “Balance Sheet” which require an entity to disclose quantitative information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  This guidance is effective during interim and annual periods beginning after January 1, 2013 and should be applied retrospectively for all comparative periods presented.  UIL Holdings expects that the implementation of this guidance will not have a material impact on its consolidated financial statements.

B)  CAPITALIZATION

Common Stock

UIL Holdings had 50,545,487 shares of its common stock, no par value, outstanding as of December 31, 2011 and 50,443,083 shares of its common stock, no par value, outstanding at December 31, 2010.  Not included in such shares were 100,003 and 62,368 shares of restricted stock as of December 31, 2011 and 2010, respectively, that are, however, recognized as outstanding for purposes of calculating basic earnings per share due to such shares being the net of the amount of deferred vested restricted stock, less the amount of non-deferred unvested restricted stock.

On September 16, 2010, UIL Holdings priced a public offering of 17,700,000 shares of common stock at $25.75 per share.  On September 17, 2010, the underwriters exercised their over-allotment option to purchase an additional 2,655,000 common shares on the same terms.  Net proceeds of the offering, including the over-allotment option, were $501.5 million, after expenses and underwriting discounts and were accounted for as an addition to common stock on UIL Holdings’ Consolidated Balance Sheet.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Stock option transactions for 2011, 2010 and 2009 are as follows:

			Average
	Number	Option Price	Exercise
	of Options	per Share	Price
Balance – December 31, 2008	403,472	$21.68-$34.52	$32.07
Granted	-	N/A	N/A
Forfeited	(234,971)	N/A	N/A
Exercised	-	N/A	N/A
Balance – December 31, 2009	168,501	$21.68-$34.51	$30.32
Granted	-	N/A	N/A
Forfeited	(3,202)	N/A	N/A
Exercised	(30,305)	$21.68-$23.64	N/A
Balance – December 31, 2010	134,994	$21.68-$34.51	$31.70
Granted	-	N/A	N/A
Forfeited	(7,910)	N/A	N/A
Exercised	(28,864)	$21.68-$31.25	N/A
Balance – December 31, 2011	98,220	$21.68-$33.96	$33.39

Exercisable at December 31, 2009	168,501	$21.68-$34.51	$30.32
Exercisable at December 31, 2010	134,994	$21.68-$34.51	$31.70
Exercisable at December 31, 2011	98,220 (1)	$21.68-$33.96	$33.39

(1)	The intrinsic value of exercisable stock options at December 31, 2011 was $0.2 million.

As of December 31, 2011, 2010 and 2009, the weighted-average remaining contractual lives for those options outstanding was 0.5 years, 1.3 years, and 2.0 years, respectively.

As of December 31, 2011, total stock option compensation costs were zero, performance share costs were $2.3 million, and restricted stock costs related to non-vested awards not yet recognized were $1.1 million.  The weighted-average period over which the stock option compensation costs, performance-share cost, and restricted stock cost will be recognized is zero months, 12 months, and 9 months, respectively.

Cash received from options exercised under all share-based payment arrangements for the years ended December 31, 2011, 2010 and 2009, was $0.8 million, $0.7 million, and zero, respectively.  The actual tax benefit realized for the tax deductions from the exercises totaled $0.1 million, $0.1 million, and zero, respectively.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

CNG has two series of cumulative preferred stock authorized, a 6.00% series and an 8.00% series.  The par value per share and the redemption price per share for the 6.00% series are $100.00 and $110.00, respectively.  There are 4,104 shares issued and outstanding on December 31, 2011.  The par value per share for CNG’s 8.00% non-callable preferred stock is $3.125 per share.  There were 108,706 shares issued and outstanding as of December 31, 2011.

In 2011, Berkshire redeemed the remaining 776 shares of its one series of outstanding 4.8% cumulative preferred stock at par.

At December 31, 2011, the consolidated redeemable preferred stock, noncontrolling interest was as follows:

Subsidiary and Series	Par Value Per Share	Redemption Price Per Share	Shares Issued and Outstanding (1)	Amount (Thousands)

CNG, 6.00%	$100	$110	4,104	$410
CNG, 8.00% Noncallable	$3.125	-	108,706	340
Total			112,810	$750

(1)	At December 31, 2011, CNG had 775,609 shares of $3.125 par value preferred stock and 9,994,964 shares of $100 par value preferred stock authorized but unissued.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Long-Term Debt

	December 31,
	2011	2010
	(In Thousands)
UIL Holdings
7.23% Senior Notes, Series A, due 2011	$-	$4,286
7.38% Senior Notes, Series B, due 2011	-	45,000
4.625% Unsecured Senior Notes, due 2020	450,000	450,000

UI
Pollution Control Revenue Bonds:

5.75%, 1996 Series, due 2026 (1)	7,500	7,500
4.50% 2010 Series, due 2027	27,500	27,500
7.13%, 1997 Series, due 2027 (1)	71,000	71,000
6.88%, 2009 Series, due 2029 (1)	25,000	25,000
Auction Rate, 2003 Series, due 2033 (2)	64,460	64,460

Notes:

6.06% Senior Notes, Series A and B, due 2017	70,000	70,000
6.26% Senior Notes, Series C and D, due 2022	77,000	77,000
6.51% Senior Notes, Series E and F due 2037	28,000	28,000
6.46% Senior Notes , Series A and 6.51%, Senior Notes, Series B, due 2018	100,000	100,000
6.61% Senior Notes, Series C, due 2020	50,000	50,000
5.61% Senior Notes, due 2025	50,000	50,000
6.09% Senior Notes, due 2040	100,000	100,000

Equity Bridge Loan	-	61,783

Gas Companies
Senior Secured Notes:

6.59% Senior Secured Medium Term Note II, due 2011	-	30,000
3.88% - 7.50% Senior Secured Medium Term Note IV, due 2018 -2041	100,000	50,000
5.772% - 6.38% Senior Secured Medium Term Notes III, due 2025 - 2037	85,000	85,000
6.88% - 7.95% Senior Secured Medium Term Notes I, due 2026 - 2028	29,000	29,000
10.06% First Mortgage Bond Series P, due 2019	10,000	10,000

Unsecured Notes:

4.76% - 9.60% Senior Unsecured Notes, due 2011 - 2021	22,545	27,000
6.85 - 9.10% Unsecured Medium Term Notes, Series A, due 2012 - 2017	55,000	55,000
6.50% Unsecured Medium Term Note, Series D, due 2013	20,000	20,000
8.12% - 8.49% Unsecured Medium Term Notes, Series B, due 2014 - 2024	10,000	10,000
5.63% - 6.66% Unsecured Medium Term Notes, Series C, due 2035 - 2037	65,000	65,000

Long-Term Debt	1,517,005	1,612,529
Less: Current portion of long-term debt (3)	13,712	154,114
Less: Unamortized discount	3,221	3,512
Plus: Unamortized premium	48,275	56,865
Net Long-Term Debt	$1,548,347	$1,511,768

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(1)	The interest rates on these bonds were due to be remarketed on February 1, 2012; however such bonds were refinanced in January 2012, as discussed below.
(2)	The interest rate on these Bonds is reset through an auction held every 35 days. On February 6, 2012, the interest rate on the Bonds was 0.52%.
(3)	Includes the current portion of unamortized premium.

The weighted-average remaining fixed rate period of outstanding long-term debt obligations of UIL Holdings and its subsidiaries as of December 31, 2011 was 11.3 years, at an average interest rate of 5.9%.

The fair value of UIL Holdings’ long-term debt was $1.7 billion and $1.6 billion as of December 31, 2011 and 2010, respectively, which was estimated by UIL Holdings based on market conditions.  The expenses to issue long-term debt are deferred and amortized over the life of the respective debt issue or the fixed interest-rate period in the case of pollution control revenue bonds.

Information regarding maturities and mandatory redemptions/repayments are set forth below:

	2012	2013	2014	2015	2016 & thereafter
	(In Thousands)
Maturities	$6,455	$41,455	$6,455	$1,455	$1,461,185

Due to conditions in the municipal bond market, UIL Holdings determined it was economically favorable to refinance multiple series of pollution control revenue bonds in the aggregate principal amount outstanding of $103.5 million with notes issued in the private placement market.  On January 30, 2012, UI entered into a Note Purchase Agreement with a group of institutional accredited investors to issue $203.5 million principal amount of senior unsecured notes.   On January 30, 2012, $103.5 million of such notes were issued as follows:  3.61%, Series B, due January 31, 2022, in the principal amount outstanding of $51.5 million and 4.89%, Series D, due January 30, 2042, in the principal amount outstanding of $52 million.

In September 2011, SCG repaid, upon maturity, the outstanding balance of its 6.59% senior secured medium term notes totaling $30 million.

On August 29, 2011, SCG entered into a note purchase agreement with a group of institutional accredited investors providing for the sale to such investors of (1) secured 3.88% medium-term notes due September 22, 2021 (constituting a series of first mortgage bonds) in the principal amount of $25 million, and (2) secured 5.39% medium-term notes due September 22, 2041 (constituting a series of first mortgage bonds) in the principal amount of $25 million.  SCG received $25 million, upon the issuance of such notes on September 22, 2011.

In July 2011, UI repaid, upon maturity, approximately $63 million of borrowings under its equity bridge loan (EBL) relating to GenConn.  The EBL was used by UI to fund its commitments as a 50-50 joint venturer in GenConn.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

(C)  REGULATORY PROCEEDINGS

Electric Distribution and Transmission

Tropical Storm Irene, which passed through Connecticut in August 2011, and the autumn nor’easter, which passed through Connecticut in October 2011, (the “Storms”), caused extensive damage to the electric system in UI’s service territory and left approximately 59% and 16%, respectively, of UI’s customers without electricity.  PURA has opened an investigation of the service response and communications of UI, among other utilities, following power outages resulting from the Storms.  In accordance with PURA regulatory decisions and past storm cost guidance, UI has established a regulatory asset for its storm-related expenses.  As of December 31, 2011, UI’s estimate of the cost of repairing the damage resulting from the Storms and restoring service to customers is approximately $25 million, of which approximately $5 million has been capitalized as property plant and equipment and the remainder as a regulatory asset.  UI expects to seek recovery of these costs in future rate proceedings.

On January 9, 2012, a panel formed by Connecticut Governor Malloy issued its “Report of the Two Storm Panel” (the Report).  The Report considered areas such as (i) utility preparedness, tree trimming and infrastructure hardening, (ii) communications and information sharing, and (iii) municipal matters such as preparedness, road safety and shelter operations.  The Report also makes a number of recommendations with respect to emergency preparedness in the State of Connecticut. UI is unable to assess if any of the recommendations related to Connecticut’s utilities will be implemented in the future, but expects any costs associated with any related legislative or regulatory action to be fully recoverable.

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

On April 1, 2010, UI filed its ratemaking proposal and underlying decoupling analysis for the 2009 rate year ended February 3, 2010.  On September 1, 2010, PURA issued its final decision in this matter approving a decoupling charge totaling approximately $1.6 million, which was recovered from ratepayers over a twelve month period commencing in October 2010.  In addition to the decoupling charge, PURA also approved a pension and earnings sharing over-recovery credit totaling approximately $3.6 million, which was refunded to ratepayers over the same twelve month period commencing in October 2010.

UI filed its 2010 rate year decoupling results with PURA on April 4, 2011 and on August 31, 2011 PURA issued a final decision approving a decoupling adjustment totaling approximately $1.4 million, to be credited to ratepayers over a twelve month period beginning in October 2011 and extending the decoupling pilot until UI’s next general rate proceeding.

In December 2011, UI received a letter ruling approving rates effective January 1, 2012 incorporating the 2009 distribution rate changes mentioned above along with previously approved changes to the Generation Services Charges (GSC), Non-Bypassable

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Federally Mandated Congestion Charges, transmission and systems benefits charges.  Additionally, last resort service GSC rates have been approved for the period through March 31, 2012.

Approval for the Issuance of Debt

UI has PURA approval for the issuance of up to $379 million principal amount of debt securities from 2010 through 2013 (the Proposed Notes).  The proceeds from the sales of the Proposed Notes may be used by UI for the following purposes:  (1) to finance capital expenditures; (2) to repay the equity bridge loan, the proceeds of which were used to finance UI’s equity contribution in GenConn for the development and construction of  GenConn Devon and GenConn Middletown; (3) to fund UI’s pension plan; (4) to partially repay short-term borrowings that are incurred to temporarily fund the preceding needs; (5) to pay for issuance costs related to the Proposed Notes; (6) to repay $103.5 million principal amount outstanding of pollution control revenue bonds, due to be remarketed in the municipal bond market on February 1, 2012, and (7) for general corporate purposes.  UI has issued $203.5 million principal amount of senior unsecured notes, $100 million of which were issued on July 27, 2010 and $103.5 million of which were issued on January 30, 2012.  UI expects to issue an additional $100 million principal amount of senior unsecured notes in April 2012.

Other Proceedings

UI generally has several regulatory proceedings open and pending at PURA at any given time.  Examples of such proceedings include an annual PURA review and reconciliation of UI’s Competitive Transition Assessment (CTA) and Systems Benefits Charges (SBC) revenues and expenses, dockets to consider specific restructuring or electricity market issues, consideration of specific rate or customer issues, and review of conservation programs.

UI files semi-annual true-ups with PURA regarding Bypassable Federally Mandated Congestion Charges and Non-Bypassable Federally Mandated Congestion Charges.  These customer charges relate to “congestion costs” associated with not having adequate transmission infrastructure to move energy from the generating sources to the consumer and costs associated with ensuring adequate capacity on the electric system, such as peaking generation and capacity CfDs with generators.  These costs change from time to time and the semi-annual true-ups provide a mechanism for the electric distribution companies to adjust the charges to customers that allow the companies to recover the Federally Mandated Congestion Charges.

UI makes a semi-annual transmission adjustment clause (TAC) filing with PURA setting forth its actual transmission revenues, projected transmission revenue requirement, and the required TAC charge or credit so that any under- or over-collections of transmission revenues from prior periods are reconciled along with the expected revenue requirements for the next six months from filing.  PURA holds an administrative proceeding to approve the TAC charge or credit and holds a hearing to determine the accuracy of customer billings under the TAC.  The TAC tariff and this semi-annual change of the TAC charge or credit facilitates the timely matching of transmission revenues and transmission revenue requirements.

Pension and Postretirement Expenses

In response to the Internal Revenue Service (IRS) mandated change in mortality tables utilized for certain Employee Retirement Income Security Act of 1974 (ERISA)-related liability calculations, effective January 1, 2007, PURA allowed regulatory treatment for the change in pension and postretirement expenses resulting from the use of the new mortality tables.  In the 2009 Decisions, PURA approved the recovery of these expenses over a four-year period beginning in 2009.  As of December 31, 2011, the remaining regulatory asset was approximately $1.1 million.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

UI must procure its standard service power pursuant to a procurement plan approved by PURA.  The procurement plan must provide for a portfolio of service agreements procured in an overlapping pattern over fixed time periods (a laddering approach).  In June 2006, PURA approved a procurement plan for UI.  As required by Connecticut statute, a third party consultant retained by PURA works closely with UI in the procurement process and to provide a joint recommendation to PURA as to selected bids.

UI has wholesale power supply agreements in place for the supply of all of its standard service customers for all of 2012, and 40% of 2013.  Supplier of last resort service is procured on a quarterly basis.  UI determined that its contracts for standard service and supplier of last resort service are derivatives under ASC 815 “Derivatives and Hedging” and elected the “normal purchase, normal sale” exception under ASC 815 “Derivatives and Hedging.”  As such, UI regularly assesses the accounting treatment for its power supply contracts.  These wholesale power supply agreements contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt was to fall below investment grade.  In October 2011, Moody’s Investor Services released its updated credit opinion for UI and maintained its Baa2 rating with a stable outlook.   In May 2011, Standard & Poors’ Investor Services released its updated credit opinion for UI, maintaining its BBB rating with a stable outlook.  If UI’s credit rating were to decline one rating and UI were to be placed on negative credit watch, monthly amounts due and payable to the power suppliers would be accelerated to semi-monthly payments.  UI’s credit rating would have to decline two ratings to fall below investment grade at either rating service.  If this were to occur, UI would have to deliver collateral security in an amount equal to the receivables due to the sellers for the thirty-day period immediately preceding the default notice.  If such a situation had been in effect as of December 31, 2011, UI would have had to post approximately $12.2 million in collateral.

UI is permitted to seek long-term contracts for up to 20% of standard service requirements, the goal of which is to obtain long-term energy supply contracts and Connecticut Class I Renewable Energy Certificates for UI’s standard service customers that will result in an economic benefit to ratepayers, both in terms of risk and cost mitigation.  UI continues to keep apprised of possible long-term contracts that could benefit customers; however, UI has not executed any long-term contracts.

New Renewable Source Generation

Under Connecticut law, electric distribution companies were required to enter into contracts to purchase the output of new renewable generation totaling at least 150 MW, at prices and upon terms approved by the PURA in accordance with statutory requirements.  In 2007, one contract was approved by PURA and executed by CL&P.  As directed by PURA, UI executed a sharing agreement with CL&P whereby UI pays approximately 20% of the costs and obtains approximately 20% of the benefits of the contract.  This contract will be accounted for on an accrual basis.  In January 2008, PURA issued a decision approving seven projects; UI is a party to contracts relating to two of these projects.  UI signed a contract to purchase, over a fifteen year time period, 100% of the delivered products generated by the Stamford Hospital Fuel Cell Combined Heat and Power Project which has a 4.8 MW capacity.  This contract will be accounted for as an operating lease.  UI also signed a contract to purchase, over a fifteen year time period, 84.5% of the delivered products generated by the South Norwalk Bio-Fuel Project which has a 30 MW capacity and which will be accounted for on an accrual basis.  In April 2009, PURA approved five additional fuel cell projects to which accrual accounting will be applied and for which contracts were executed by CL&P in July 2009.  All of these contracts will be subject to the cost sharing agreement with CL&P.  UI’s costs associated with all such contracts are recoverable, whether UI is a direct party or pursuant to the sharing agreement. On September 7, 2011, PURA issued a report to the legislature stating that, of the original 150 MW, only 47 MW have the capability of achieving commercial operation within

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

contractual deadlines.  This 47 MW includes the Stamford Hospital contract to which UI is a party, but does not include the South Norwalk project.  Contracts are expected to be terminated as the commercial operation deadlines expire.

Under a 2011 Connecticut law (PA 11-80), UI and CL&P are required to enter into long-term contracts to purchase Renewable Energy Credits (RECs) from new facilities installed behind distribution customer meters.  Under this program, UI will be required to enter into contracts totaling up to $200 million in commitments over an approximate 21 year period.  The obligations will phase in over a six year solicitation period, and are expected to peak at an annual commitment level of about $13.6 million/year after six years.  The cost of the contracts is expected to be partially mitigated through the resale of the RECs with any remaining costs expected to be recovered in rates.  In December 2011, UI and CL&P submitted a joint petition to PURA outlining a plan to address the new requirements.  UI expects PURA to issue its final decision in the first quarter of 2012.

PA 11-80 also allows for the development of 30 MW of grid-connected renewable energy whereby UI & CL&P are each allowed to develop up to 10 MW and the Department of Energy and Environmental Protection (DEEP) solicited 10 MW from the market.  On December 23, 2011, DEEP announced that it had selected two 5 MW solar projects in CL&P service territory.  UI anticipates that CL&P will execute contracts to purchase energy and associated products from both projects, and that a sharing arrangement will be executed between UI and CL&P.  Pursuant to PA 11-80, the costs of payments made to projects are recoverable through a reconciling component of electric rates.  On January 18, 2012, UI filed a proposal with PURA outlining a framework for approval of UI’s renewable connections program under which UI would develop up to 10 MW of renewable generation for recovery on a cost of service basis.  UI expects PURA to issue a final decision in the second quarter of 2012.

FERC

UI recovers its transmission revenue requirements on a prospective basis, subject to reconciliation with actual revenue requirements.  UI is required to file information regarding its approved formula rates on an annual basis with the FERC.

ISO-NE and Regional Transmission Organization (RTO)

ISO-NE, an independent, not-for-profit corporation, is the RTO for New England.  ISO-NE is responsible for the reliable operation of the region’s bulk electric power system, which includes UI’s electric system, and administration of the region’s wholesale electricity marketplace.  ISO-NE also is responsible for the management of the comprehensive bulk electric power system and wholesale markets’ planning processes that address the region's electricity needs.

The FERC has issued orders establishing allowable ROEs for transmission projects of transmission owners in New England, including UI.  The FERC established a base-level ROE of 11.14% as well as a 50 basis point ROE adder on Pool Transmission Facilities (PTF) for participation in the RTO for New England and a 100 basis point ROE incentive for projects included in the ISO-NE Regional System Plan  that were completed and on line as of December 31, 2008.  For projects placed in service after December 31, 2008, incentives may be requested from the FERC, through a specific showing justifying the incentive, on a project-specific basis.

UI’s overall transmission ROE is determined by the mix of UI’s transmission rate base between new and existing transmission assets, and whether such assets are PTF or non-PTF.  UI’s transmission assets are primarily PTF.  For 2011, UI’s overall allowed weighted-average ROE for its transmission business was 12.4%.

New England East-West Solution

Pursuant to an agreement with CL&P (the Agreement), UI has the right to invest in, and own transmission assets associated with, the Connecticut portion of CL&P’s New England East West Solution (NEEWS) projects to improve regional energy reliability.  NEEWS consists of four inter-related transmission projects being developed by subsidiaries of Northeast Utilities (NU), the parent company of CL&P, in collaboration with National Grid USA.  Three of the projects have portions located in Connecticut:  (1) the Greater Springfield Reliability Project, (2) the Interstate Reliability Project and (3) the Central

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Connecticut Reliability Project.  In December 2011, CL&P submitted an application to the CSC seeking siting approval of the Interstate Reliability Project.

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

Through December 31, 2011, UI has made deposits totaling $9.6 million in NEEWS and expects to make the remaining deposits over a period of three to five years, depending on the timing and amount of CL&P’s capital expenditures and the projects’ in service dates.  UI earned pre-tax income of approximately $1 million on such deposits in 2011.  On February 6, 2012, UI made an additional deposit in NEEWS of $1.3 million.

Equity Investment in Peaking Generation

UI is a 50-50 joint venturer with NRG in GenConn, which was chosen by PURA to build and operate two new peaking generation plants to help address Connecticut’s need for power generation during the heaviest load periods.  The two new peaking generation projects, GenConn Devon and GenConn Middletown, are both operating in the ISO-New England markets.  PURA has approved revenue requirements for the period from January 1, 2012 through December 31, 2012 of $34 million and $42.3 million for GenConn Devon and GenConn Middletown, respectively.

Gas Distribution

Rates

Utilities are entitled by Connecticut and Massachusetts statute to charge rates that are sufficient to allow them an opportunity to cover their reasonable operating and capital costs, to attract needed capital and to maintain their financial integrity, while also protecting relevant public interests.

SCG and CNG

In July and August 2009, PURA issued final decisions in rate cases for CNG and SCG, respectively.  Subsequent to the issuance of these final decisions, both CNG and SCG appealed the PURA orders to the Connecticut superior court.  The rates established in the 2009 decisions, and certain other orders, were stayed by stipulation pending the resolution of the appeals.  In April 2010, the Connecticut superior court ruled in favor of PURA and dismissed the appeals.  CNG and SCG appealed the superior court's dismissal to the Connecticut supreme court.  On March 24, 2011, SCG, CNG and the Office of Consumer Counsel filed a motion with PURA to reopen the SCG and CNG rate cases for the purposes of reviewing and approving a settlement agreement.  On April 13, 2011, PURA reopened the rate cases and then issued a final decision on August 3, 2011.  PURA's final decision approves the settlement agreement, except for minor modifications, including removing the provision that would have combined SCG and CNG for ratemaking purposes without further PURA approval.  The final decision resolves all pending issues related to the rate case appeals and terminates the SCG potential overearnings investigation.  Among other things, it results in the removal for monitoring purposes of the ten basis point penalty originally imposed at both companies for billing issues which have since been remediated resulting in authorized ROEs of 9.41% and 9.36% for CNG and SCG respectively.  Additionally, the companies will be allowed to recover carrying charges on the excess interim rate decrease over-credited to customers during the stay of the rate case decisions while on appeal.  Recoverable carrying charges of approximately $2.2 million were recorded in the third quarter of 2011 and are included in “Other Income and (Deductions)” in UIL Holdings’ Consolidated Statement of Income.  Monthly recognition of carrying charges will continue until the outstanding surcharge

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

balance, which is being collected during the non-winter months (April – November) through November 2012, is extinguished.  The rate case appeals were withdrawn in September 2011 and the stays are no longer in effect.

Berkshire

Berkshire’s rates are established by the DPU.  During 2011, Berkshire operated under a 10-year rate plan, approved by the DPU and which expired on January 31, 2012.  The ROE approved in Berkshire’s rate plan is 10.5%.  Berkshire is currently assessing what action, if any, should be taken.

Purchased Gas Adjustment Clause

The Gas Companies have purchased gas adjustment clauses approved by PURA and DPU which enable them to pass the reasonably incurred cost of gas purchases through to customers.  These clauses allow companies to recover changes in the market price of purchased natural gas, substantially eliminating exposure to natural gas price risk.

Approval for the Issuance of Debt

On July 5, 2011, PURA approved SCG’s application requesting approval of the issuance of up to $50 million of secured medium-term notes (MTNs) to be priced at a fixed coupon rate not to exceed 7.0% and with maturities ranging from one to 40 years.  The proceeds from the sale of the MTNs may be used by SCG for the following purposes:  (1) to refinance $30 million principal amount of maturing existing debt; (2) to finance capital expenditures; (3) for working capital purposes; and (4) for general corporate purposes.  In September 2011, SCG issued $50 million of debt in accordance with the terms and conditions approved by PURA.  See Note (B) “Capitalization – Long-Term Debt” for further information.

Gas Supply Arrangements

The Gas Companies satisfy their natural gas supply requirements through purchases from various producer/suppliers, withdrawals from natural gas storage capacity contracts and winter peaking supplies and resources.  The Gas Companies operate diverse portfolios of gas supply, firm transportation, gas storage and peaking resources.  Each Gas Company contracts for such gas resources in its own name for regulatory and other reasons.  Actual reasonable gas costs incurred by each of the Gas Companies are passed through to customers through state regulated purchased gas adjustment mechanisms subject to regulatory review.

The Gas Companies purchase the majority of the natural gas supply at market prices under seasonal, monthly or mid-term supply contracts and the remainder is acquired on the spot market.  The Gas Companies diversify their sources of supply by amount purchased and location.  The Gas Companies primarily acquire gas at various locations in the US Gulf of Mexico region, in the Appalachia region and in Canada.

The Gas Companies acquire firm transportation capacity on interstate pipelines under long-term contracts and utilize that capacity to transport both natural gas supply purchased and natural gas withdrawn from storage to the local distribution system.  Collectively, the Gas Companies hold eighty-nine firm transportation contracts on twelve different pipelines.  Three of those pipelines, Tennessee Gas Pipeline, Algonquin Gas Transmission and Iroquois Gas Transmission, interconnect with one or more of the Gas Companies’ distribution system and the other pipelines provide indirect services upstream of the city gates.  The prices and terms and conditions of the firm transportation capacity long-term contracts are regulated by the FERC.  Similar to the treatment of gas costs, the actual reasonable cost of such contracts is passed through to customers through state regulated purchased gas adjustment mechanisms.  The future obligations under these contracts as of December 31, 2011 are as follows:

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

(In Thousands)
2012	$116,086
2013	111,169
2014	104,823
2015	84,538
2016	71,639
2017-after	136,694
$624,949

In November 2010, the Tennessee Gas Pipeline Company (Tennessee), the company that operates a pipeline on which the Gas Companies hold firm transportation contracts, filed a FERC rate case proposing significant rate increases across their entire system which runs from south Texas through New England.  In December 2010, the FERC issued an order setting the Tennessee rate proceeding for hearing and suspended the proposed rate increase until June 1, 2011.  On that date the rates were placed into effect by Tennessee subject to refund to final rates determined through the federal regulatory process.  These rates were nearly double the pre-existing rates for reserving pipeline capacity with Tennessee, but provided for lower variable costs, resulting in a significant net cost increase.  On September 30, 2011, Tennessee made a FERC filing seeking approval of a settlement of the issues in the case reached by the active parties, including FERC staff and the Gas Companies.  On December 5, 2011 the FERC approved the settlement which reduced the rate increase effective as of November 1, 2011 and provided for refunds for the period of June 1, 2011 through October 31, 2011.  The settlement did not have an impact on earnings as the cost of gas is included in customer rates through a purchased gas adjustment mechanism in place at the Gas Companies.

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

(D)  SHORT-TERM CREDIT ARRANGEMENTS

UIL Holdings, UI, CNG, SCG, and Berkshire are parties to a revolving credit agreement with a group of banks that will expire on November 30, 2016 (the UIL Holdings Credit Facility).  The borrowing limit under the UIL Holdings Credit Facility is $400 million, all of which is available to UIL Holdings, of which $250 million is available to UI, of which $150 million is available to each of CNG and SCG, and $25 million of which is available to Berkshire.  The UIL Holdings Credit Facility permits borrowings at fluctuating interest rates and also permits borrowings for fixed periods of time specified by each Borrower at fixed interest rates determined by the Eurodollar interbank market in London (LIBOR).  The UIL Holdings Credit Facility also permits the issuance of letters of credit of up to $50 million.

As of December 31, 2011, there was $235 million outstanding under the UIL Holdings Credit Facility.  Under the UIL Holdings Credit Facility, UIL Holdings has outstanding standby letters of credit in the aggregate amount of $3.9 million, which expire on January 31, 2013 and June 16, 2012, but can be extended under a provision that automatically extends letters of credit for one year periods from the expiration date (or any future expiration date), unless the issuer bank elects not to extend.  In addition, UI has an outstanding standby letter of credit in the amount of $0.4 million, which expires on December 31, 2012.  Available credit under the UIL Holdings Credit Facility at December 31, 2011 totaled $160.7 million for UIL Holdings and its subsidiaries in the aggregate.  UIL Holdings records borrowings under the UIL Holdings Credit Facility as short-term debt, but the UIL Holdings Credit Facility provides for longer term commitments from banks allowing UIL Holdings to borrow and

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

reborrow funds, at its option, until its expiration on November 17, 2014, thus affording UIL Holdings flexibility in managing its working capital requirements.

As of December 31, 2011, UIL Holdings had no short-term borrowings outstanding under its money market loan arrangement with JPMorgan Chase Bank.

On January 13, 2012, UI entered into a revolving credit agreement with JPMorgan Chase Bank, N.A. that was due to expire on July 13, 2012 (the UI Credit Facility).  The borrowing limit under the UI Credit Facility was $105 million.    The use of funds under the UI Credit Facility was to provide additional liquidity for UI’s obligation to either remarket or repay and cancel $103.5 million of pollution control revenue bonds, due to be remarketed in the municipal bond market on February 1, 2012.  The pollution control revenue bonds were repaid and cancelled with the issuance of senior unsecured notes that UI entered into with a group of institutional accredited investors on January 30, 2012, as discussed above.  Subsequently, the UI Credit Facility was terminated.

Information with respect to short-term borrowings is set forth below:

	2011	2010	2009
	($ In Thousands)
UIL Holdings

Maximum aggregate principal amount of short-term borrowing outstanding at any month-end	$46,000	$5,000	$6,900
Average aggregate short-term borrowings outstanding during the year*	$20,310	$1,699	$2,298
Weighted average interest rate*	2.02%	0.65%	3.26%
Principal amounts outstanding at year-end	$35,000	$-	$-
Annualized interest rate on principal amounts outstanding at year-end	1.59%	N/A	N/A
Fees*	$224	$115	$58

UI

Maximum aggregate principal amount of short-term borrowing outstanding at any month-end	$200,000	$25,000	$174,000
Average aggregate short-term borrowings outstanding during the year*	$82,690	$10,778	$65,526
Weighted average interest rate*	1.91%	0.67%	0.88%
Principal amounts outstanding at year-end	$200,000	$-	$-
Annualized interest rate on principal amounts outstanding at year-end	1.39%	N/A	0.00%
Fees*	$559	$273	$513

Gas Companies **

Maximum aggregate principal amount of short-term borrowing outstanding at any month-end	$10,000	$7,000	N/A
Average aggregate short-term borrowings outstanding during the year*	$1,222	$6,067	N/A
Weighted average interest rate*	1.80%	0.26%	N/A
Principal amounts outstanding at year-end	$-	$7,000	N/A
Annualized interest rate on principal amounts outstanding at year-end	N/A	1.75%	N/A
Fees*	$783	$75	N/A

*
Average short-term borrowings represent the sum of daily borrowings outstanding, weighted for the number of days outstanding and divided by the number of days in the period.  The weighted average interest rate is determined by dividing interest expense by the amount of average borrowings.  Fees are excluded from the calculation of the weighted average interest rate.

**	Gas Company information for 2010 relates to the 45-day period ending December 31, 2010.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(E) INCOME TAXES

	2011	2010	2009
	(In Thousands)
Income tax expense consists of:
Income tax provisions:
Current
Federal	$(16,626)	$(21,059)	$35,452
State	(3,951)	(547)	4,331
Total current	(20,577)	(21,606)	39,783
Deferred
Federal	72,840	56,484	(1,835)
State	10,433	558	(4,706)
Total deferred	83,273	57,042	(6,541)

Investment tax credits	(195)	(152)	(146)

Total income tax expense	$62,501	$35,284	$33,096

The following table details the components of the deferred income tax provision:
Property related (accelerated depreciation and other)	$43,734	$76,168	$10,289
Investment in GenConn	32,694	19,201	132
Pension benefits	11,653	(11,182)	(5,941)
Storm costs	8,922	2,358	184
Regulatory deferrals	6,570	(19,213)	(5,278)
Corporate acquisition costs	6,260	(9,206)	-
Goodwill	4,668	588	-
Conservation adjustment mechanisms-Gas Companies	864	418	-
Bond redemption costs	(340)	(340)	(340)
Incentive compensation plans	(620)	268	(634)
Deferred gas costs	(1,608)	4,216	-
Post retirement benefits	(2,117)	(2,271)	(2,870)
Seabrook lease buyout	(2,985)	(2,542)	(1,367)
Net operating loss carryforward	(23,300)	-	-
Other, net	(1,122)	(1,421)	(716)

Deferred income tax provision, net	$83,273	$57,042	$(6,541)

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Total income taxes differ from the amounts computed by applying the federal statutory tax rate to income before taxes. The reasons for the differences are as follows:

Tax rate

	2011	2010	2009
	(In Thousands)
Computed tax at federal statutory rate	$56,774	$31,549	$30,595
Increases (reductions) resulting from:
ITC taken into income	(195)	(152)	(146)
Allowance for equity funds used during construction	(3,689)	(2,511)	(227)
Amortization of nuclear plant regulatory assets	8,885	7,661	3,696
Book depreciation more (less) than non-normalized tax depreciation	(1,023)	(734)	313
State income taxes, net of federal income tax benefits	4,214	7	(223)
ESOP dividend payments	(526)	(488)	(457)
Mark-to-market adjustments to non-qualified pension investments	3	(208)	(391)
Uncollectible reserve and programs	1,477	159	-
Acquisition and closing related expenses	6	967	-
Other items, net	(3,425)	(966)	(64)

Total income tax expense	$62,501	$35,284	$33,096

Book income before income taxes	$162,211	$90,141	$87,413

Effective income tax rates	38.5%	39.1%	37.9%

Differences in the treatment of certain transactions for book and tax purposes occur which cause the rate of UIL Holdings’ reported income tax expense to differ from the statutory tax rate described above.  The effective book income tax rate for the year ended December 31, 2011 was 38.5%, as compared to 39.1% for the year ended December 31, 2010.  The decrease in the 2011 effective book income tax rate was primarily due to the absence of acquisition and closing-related expenses associated with the acquisition of the Gas Companies in 2010.

During 2011, UIL Holdings incurred a net operating loss (NOL) for federal income tax purposes of approximately $100 million.  It is currently anticipated that a portion of the NOL will be carried back and utilized to obtain a refund of federal income taxes paid in prior years, with the remainder carried forward and utilized commencing with 2012.  The NOL carry forward resulted in a deferred tax asset of approximately $23 million as of December 31, 2011.

Federal income tax legislation enacted during the fourth quarter of 2010 provided for accelerated capital recovery for federal income tax purposes for certain capital additions placed in service during the fourth quarter of 2010 and calendar year 2011.  As a result, during the fourth quarter of 2010 and calendar year 2011, UIL Holdings recognized additional tax deductions for capital recovery that resulted in cash benefits that were recognized through lower cash requirements for federal income tax deposits required in the fourth quarter of 2010 and calendar year 2011.  The remainder of the cash benefits will be recognized through lower operational financing requirements during 2012.

During 2010, UIL Holdings recognized a significant one-time income tax deduction, which it reflected on its 2009 state and federal income tax returns, related to repair and maintenance costs it had previously capitalized for tax purposes.  This one-time income tax deduction resulted in a cash benefit of approximately $40.5 million.  As a result of this change in accounting for tax purposes, as of December 31, 2011, UIL Holdings had gross unrecognized tax benefits of approximately $13.7 million, including approximately $0.5 million of interest, of which none would impact the effective tax rate if recognized.  In December 2011, the Internal Revenue Service (IRS) issued new regulations with respect to the tax deductibility of previously capitalized repair and maintenance costs, which replaced previous proposed regulations issued by the IRS in March 2008.  UIL Holdings is currently reviewing the impact of implementing these new regulations with the filing of its 2011 federal and state income tax

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

returns.  This review is expected to be completed during the second quarter of 2012 and is not anticipated to result in a material impact to UIL Holdings’ consolidated financial statements.

The following table sets forth a reconciliation of the changes in the gross income tax reserves for the years ended December 31, 2011 and 2010:

	2011	2010
	(In Thousands)
Balance as of December 31	$11,349	$-
Increases for tax positions related to prior years	-	8,922
Increases for tax positions related to current year	2,327	2,427
Balance as of December 31	$13,676	$11,349

UIL Holdings and its subsidiaries are subject to the United States federal income tax statutes administered by the Internal Revenue Service (IRS).  UIL Holdings and its subsidiaries are also subject to the income tax statutes of the State of Connecticut and, in the case of BER, the income tax statutes of the Commonwealth of Massachusetts. As of December 31, 2011, the tax years 2008, 2009, and 2010 remain open and subject to audit for State of Connecticut income tax purposes.  As of December 31, 2011, the tax years 2008, 2009, and 2010 are open and subject to audit for federal income tax purposes.  During 2009, the IRS closed examinations of the tax years 2004, 2005, 2006, and 2007.  The IRS examination of the tax years 2004, 2005, and 2006 resulted in an immaterial assessment to UIL Holdings.  The examination of the tax year 2007 resulted in no additional assessment or refund to UIL Holdings.

At December 31, 2011, UIL Holdings had non-current deferred tax liabilities for taxable temporary differences of $512.7 million and non-current deferred tax assets for deductible temporary differences of $124.1 million, resulting in a net non-current deferred tax liability of $388.6 million.  UIL Holdings had current deferred tax assets of $41.6 million at December 31, 2011.  UIL Holdings did not have any current deferred tax liabilities at December 31, 2011.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following table summarizes UIL Holdings’ deferred tax assets and liabilities as of December 31, 2011 and 2010:

	2011	2010
	(In Thousands)
Deferred income tax assets:
Regulatory asset related to pension and other post-retirement benefits	$83,057	$78,427
Post-retirement benefits	69,624	12,106
Net operating loss carry forward	23,300	-
Regulatory deferrals	4,751	10,966
Acquisition and closing related expenses	2,947	9,207
ASC 740 gross-up effect on deferred taxes	3,531	6,477
Deferred gas company costs	-	3,637
Connecticut Yankee equity investment	3,145	3,145
Long-term incentive plan	4,622	3,498
Vacation accrual	2,927	2,728
Incentive compensation plans	2,895	2,275
Deferred compensation plan	2,708	2,171
Supplemental pensions	2,354	2,134
Stock compensation plans	2,037	1,836
Uncollectibles	1,359	1,439
Post-employment benefits	615	700
Gains on sale of property	662	662
Interest during construction	360	442
Other	11,166	12,449
	$222,060	$154,299

Deferred income tax liabilities:
Plant basis differences	$169,890	$182,797
Accelerated depreciation timing differences	220,030	154,067
Regulatory asset related to pension and other post-retirement benefits	71,325	69,358
Investment in GenConn	52,027	19,332
Seabrook lease buyout	13,656	16,641
Hardship programs	5,037	5,889
Bond redemption costs	5,446	5,786
Other	31,567	30,554
	$568,978	$484,424

ASC 740 requires that all current deferred tax assets and liabilities within each particular tax jurisdiction be offset and presented as a single amount in the Consolidated Balance Sheet.  A similar procedure is followed for all non-current deferred tax assets and liabilities.  Amounts in different tax jurisdictions cannot be offset against each other.  The amount of deferred income taxes as of December 31, 2011 and 2010 included on the following lines of the Consolidated Balance Sheet is as follows:

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	2011	2010
	(In Thousands)
Assets:
Deferred and refundable income taxes	$41,635	$24,039
Liabilities:
Deferred income taxes	388,553	354,164
Deferred income taxes – net	$346,918	$330,125

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(F) SUPPLEMENTARY INFORMATION

	2011	2010	2009
	(In Thousands)
Operating Revenues
Electric Distribution and Transmission:
Retail	$656,533	$736,576	$796,665
Wholesale	491	505	235
Other operating revenue	140,632	122,466	98,781
Total Electric Distribution and Transmission Revenue	797,656	859,547	895,681
Gas Distribution:
Retail	675,122	123,846	N/A
Wholesale	65,943	8,765	N/A
Other operating revenue	31,250	5,494	N/A
Total Gas Distribution Revenue	772,315	138,105	N/A
Non-utility revenues:
Other	476	14	869
Total Operating Revenues	$1,570,447	$997,666	$896,550

Depreciation and Amortization
Property, plant, and equipment depreciation	$98,038	$55,118	$49,588
Amortization of nuclear plant regulatory assets	44,635	45,898	46,907
Amortization of other regulatory assets	24,741	12,885	1,579
Other amortization	48	45	42
Total Amortization	69,424	58,828	48,528
Total Depreciation and Amortization	$167,462	$113,946	$98,116

Taxes - Other than Income Taxes
Operating:
Connecticut gross earnings	$69,906	$51,708	$38,161
Local real estate and personal property	34,902	21,130	16,471
Payroll taxes	9,373	5,659	5,430
Other	30	205	-
Total Taxes - Other than Income Taxes	$114,211	$78,702	$60,062

Other Income and (Deductions), net
Interest income	$3,483	$4,163	$3,231
Allowance for funds used during construction - equity	10,539	7,180	650
Allowance for funds used during construction - debt	9,143	4,735	1,305
Conservation & Load Management incentive	1,035	1,720	765
Energy generation and load curtailment incentives	607	928	369
ISO load response, net	404	1,153	1,913
Miscellaneous other income and (deductions), net	1,721	(2,617)	(2,647)
Total Other Income and (Deductions), net	$26,932	$17,262	$5,586

Other Interest, net
Notes Payable	$442	$83	$644
Other	4,774	1,470	642
Total Other Interest, net	$5,216	$1,553	$1,286

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(G)  PENSION AND OTHER BENEFITS

Disclosures pertaining to UIL Holdings’ pension and other postretirement benefit plans (the Plans) are in accordance with ASC 715 Compensation-Retirement Benefits.  UIL Holdings has an investment policy addressing the oversight and management of pension assets and procedures for monitoring and control.  UIL Holdings has engaged State Street Bank as the trustee and investment manager to assist in areas of asset allocation and rebalancing, portfolio strategy implementation, and performance monitoring and evaluation.

The goals of the asset investment strategy are to:

•	Achieve long-term capital growth while maintaining sufficient liquidity to provide for current benefit payments and UIL Holdings’ pension plan operating expenses.
•	Provide a total return that, over the long term, provides sufficient assets to fund UIL Holdings’ pension plan liabilities subject to an appropriate level of risk, contributions and pension expense.
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

The Plans seek to maintain compliance with the Employee Retirement Income Security Act of 1974 (ERISA) as amended, and any applicable regulations and laws.

The Retirement Benefits Plans Investment Committee of the Board of Directors oversees the investment of the Plans assets in conjunction with management and has conducted a review of the investment strategies and policies of the Plans.  This review included an analysis of the strategic asset allocation, including the relationship of Plan assets to Plan liabilities, and portfolio structure.  The 2012 target asset allocations, which may be revised by the Retirement Benefits Plans Investment Committee, are approximately as follows:  50% Equity securities,  40% Debt securities and 10% Other securities, which consist primarily of real assets, hedge funds and high yield securities.  In the event that the relationship of Plan assets to Plan liabilities changes, the Retirement Benefits Plans Investment Committee will consider changes to the investment allocations.  The other postretirement employee benefit fund assets are invested in a balanced mutual fund and, accordingly, the asset allocation mix of the balanced mutual fund may differ from the target asset allocation mix from time to time.

The funding policy for the Plans is to make annual contributions that satisfy the minimum funding requirements of ERISA but that do not exceed the maximum deductible limits of the Internal Revenue Code.  These amounts are determined each year as a result of an actuarial valuation of the Plans.  UIL Holdings has a minimum funding requirement for 2012 currently estimated at $40 million.  Depending upon final actuarial calculations, the 2012 contribution may ultimately range between $50 million and $60 million.

Following the acquisition of the gas companies, UIL Holdings implemented consistent estimation techniques regarding  its actuarial assumptions, where appropriate, across the pension and postretirement plans of its operating subsidiaries.  The most significant of such changes was in the estimation technique utilized to develop the discount rate for its pension and postretirement benefit plans.  The estimation technique is based upon the settlement of such liabilities as of December 31, 2011 utilizing a hypothetical portfolio of actual, high quality bonds, which would generate cash flows required to settle the liabilities.  UIL Holdings believes such a change results in an estimate of the discount rate that more accurately reflects the settlement value for plan obligations than the different yield curve methodologies used in prior years. It results in cash flows which closely match the expected payments to participants.

As a result of the change described above, UIL Holdings is utilizing a discount rate of 5.30% as of December 31, 2011 for all of its qualified pension plans, compared to rates ranging from 5.00% to 5.35% in 2010.  The discount rate for non-qualified pension plans as of December 31, 2011 was 5.05% compared to a range of 5.10% to 5.15% in 2010.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The discount rate for UIL Holdings’ postretirement benefits plans reflects the differing plan requirements and expected future cash flows.  For the UI postretirement plan, the discount rate at December 31, 2011 and 2010 was 5.30%.  For the Gas Company postretirement plans, the December 31, 2011 discount rate was a composite rate of 5.05%, weighted by expected future cash outflows, compared to 5.15% for the previous year.

The December 31, 2011 discount rate was selected based on the yield of a portfolio of high quality corporate bonds that could be purchased as of the measurement date to produce cash flows matching the expected plan disbursements within reasonable tolerances.

The pension and other postretirement benefits plans assumptions may be revised over time as economic and market conditions change.  Changes in those assumptions could have a material impact on pension and other postretirement expenses.  For example, if there had been a 0.25% change in the discount rate assumed for the pension plans, the 2011 pension expense would have increased or decreased inversely by $2.4 million.  If there had been a 1% change in the expected return on assets assumed for the pension plans, the 2011 pension expense would have increased or decreased inversely by $6 million.   If there had been a 0.25% change in the discount rate assumed for the other postretirement benefits plans, the 2011 other postretirement benefits plan expenses would have increased or decreased inversely by $0.3 million.  If there had been a 1% change in the expected return on assets assumed for the other postretirement benefits plans, the 2011 other postretirement benefits plan expenses would have increased or decreased inversely by $0.4 million.

Pension Plans

The United Illuminating Company Pension Plan (the UI Pension Plan) covers the majority of employees of UIL Holdings and UI.  UI also has a non-qualified supplemental pension plan for certain employees and a non-qualified retiree-only pension plan for certain early retirement benefits.

The Gas Companies have multiple qualified pension plans covering substantially all of their union and management employees.  These entities also have non-qualified supplemental pension plans for certain employees.  The qualified pension plans (Gas Companies’ Plans) are traditional defined benefit plans or cash balance plans for those hired on or after specified dates.  In some cases, neither of these plans is offered to new employees and have been replaced with enhanced 401(k) plans for those hired on or after specified dates.

UI has established a supplemental retirement benefit trust and through this trust purchased life insurance policies on certain officers of UIL Holdings and UI to fund the future liability under the non-qualified supplemental plan.  The cash surrender value of these policies is included in “Other investments” on the Consolidated Balance Sheet.

In addition, regarding the non-qualified plans, UIL Holdings has several rabbi trusts which were established to provide a supplemental retirement benefit for certain officers and directors of the Gas Companies.

Other Postretirement Benefits Plans

In addition to providing pension benefits, UI also provides other postretirement benefits, consisting principally of health care and life insurance benefits, for retired employees and their dependents.  UI does not provide prescription drug benefits for Medicare-eligible employees in its other postretirement health care plans.  Non-union employees who are 55 years of age and whose sum of age and years of service at time of retirement is equal to or greater than 65 are eligible for benefits partially subsidized by UI.  The amount of benefits subsidized by UI is determined by age and years of service at retirement.  For funding purposes, UI established a 401(h) account in connection with the UI Pension Plan and Serial Voluntary Employee Benefit Association Trust (VEBA) accounts for the years 2007 through 2020 to fund other postretirement benefits for UI’s non-union employees who retire on or after January 1, 1994.  These VEBA accounts were approved by the IRS and UI contributed $4.5 million to fund the Serial VEBA accounts in 2007.  UI does not expect to make a contribution in 2012 to fund OPEB for non-union employees.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Union employees whose sum of age and years of service at the time of retirement is equal to or greater than 85 (or who are 62 with at least 20 years of service) are eligible for benefits partially subsidized by UI.  The amount of benefits subsidized by UI is determined by age and years of service at retirement.  For funding purposes, UI established a VEBA to fund other postretirement benefits for UI’s union employees.  The funding strategy for the VEBA is to select funds that most clearly mirror the pension allocation strategy.  Approximately 38% of UI’s employees are represented by Local 470-1, Utility Workers Union of America, AFL-CIO, for collective bargaining purposes.  Plan assets for the union VEBA consist primarily of equity and fixed-income securities.  UI does not expect to make a contribution in 2012 to fund other postretirement benefits for union employees.

SCG and CNG also have plans providing other postretirement benefits for substantially all of their employees.  These benefits consist primarily of health care, prescription drug and life insurance benefits, for retired employees and their dependents.  The eligibility for these benefits is determined by the employee’s date of hire, number of years of service, age and whether the employee belongs to a certain group, such as a union.Dependents are also eligible at the employee’s date of retirement provided the retired participant pays the necessary contribution.  These plans are contributory with the level of participant’s contributions evaluated annually.  Benefits payments under these plans include annual caps for CNG participants hired after 1993 and SCG participants hired after 1996.  SCG non-union employees hired after November 1995 are not eligible for these benefits.  Union employees hired after April 1, 2010 and December 1, 2009 at SCG and CNG, respectively, are not eligible for these benefits.  As such, Gas Company OPEB liabilities are not especially sensitive to increases in the healthcare trend rate.  These plans are funded through a combination of 401(h) accounts and Voluntary Employee Benefit Association Trust (VEBA) accounts.  UIL Holdings did not make any contributions to these plans in 2011, nor does it currently plan to make a contribution in 2012.

Purchase Accounting and Other Accounting Matters

In accordance with ASC 805, when an entity that sponsors a single-employer defined benefit plan or postretirement plan is purchased, the purchaser must assign part of the purchase price to a liability if the projected benefit obligation exceeds plan assets.  The measurement of such liability eliminates any existing unrecognized components which are charged to accumulated other comprehensive income (AOCI).  As of December 31, 2010, as a result of the application of purchase accounting to the Gas Companies’ pension and other postretirement benefits plans, UIL Holdings recognized $213.0 million in previously unrecognized losses and prior service costs related to these plans.  For regulatory purposes, the amortization of these unrecognized amounts has historically been recovered in rates as a component of pension and postretirement expenses.  As such, UIL Holdings has recorded a regulatory asset to reflect future recovery of these costs.

Exclusive of the purchase accounting described above, ASC 715 requires an employer that sponsors one or more defined benefit pension or other postretirement plans to recognize an asset or liability for the overfunded or underfunded status of the plan.  For a pension plan, the asset or liability is the difference between the fair value of the plan’s assets and the projected benefit obligation.  For any other postretirement benefit plan, the asset or liability is the difference between the fair value of the plan’s assets and the accumulated postretirement benefit obligation.  UIL Holdings reflects all unrecognized prior service costs and credits and unrecognized actuarial gains and losses as regulatory assets rather than in accumulated other comprehensive income, as management believes it is probable that such items are recoverable through the ratemaking process in future periods.  As of December 31, 2011 and 2010, UIL Holdings has recorded regulatory assets of $146.6 million and $136.2 million, respectively.

In accordance with ASC 715, UIL Holdings utilizes an alternative method to amortize prior service costs and unrecognized gains and losses.  UI Holdings amortizes prior service costs for both the pension and other postretirement benefits plans on a straight-line basis over the average remaining service period of participants expected to receive benefits.  UIL Holdings utilizes an alternative method to amortize unrecognized actuarial gains and losses related to the pension and other postretirement benefits plans over the lesser of the average remaining service period or 10 years.  For ASC 715 purposes, UIL Holdings does not recognize gains or losses until there is a variance in an amount equal to at least 5% of the greater of the projected benefit obligation or the market-related value of assets.  There is no such allowance for a variance in capturing the amortization of other postretirement benefits unrecognized gains and losses.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following table represents the change in benefit obligation, change in plan assets and the respective funded status of UIL Holdings’ pension and other postretirement plans as of December 31, 2011 and 2010.  Plan assets and obligations have been measured as of December 31, 2011 and 2010.

	Pension Benefits		Other Post-Retirement Benefits
	2011	2010	2011	2010
Change in Benefit Obligation:	(In Thousands)
Benefit obligation at beginning of year	$776,131	$371,802	$130,633	$69,415
Net transfer in due to acquistion of the Gas Companies	-	383,233	-	57,180
Service cost	12,574	7,675	2,164	1,450
Interest cost	40,484	22,702	6,634	4,285
Participant contributions	-	-	3,020	1,520
Actuarial (gain) loss	5,492	14,336	(9,072)	1,665
Benefits paid (including expenses)	(42,580)	(23,617)	(10,997)	(4,882)
Benefit obligation at end of year	$792,101	$776,131	$122,382	$130,633

Change in Plan Assets:
Fair value of plan assets at beginning of year	$502,327	$231,308	$40,762	$22,194
Net transfer in due to acquistion of the Gas Companies	-	236,682	-	18,422
Actual return on plan assets	13,848	49,937	501	2,662
Employer contributions	74,542	8,017	-	846
Participant contributions	-	-	3,020	1,520
Benefits paid (including expenses)	(42,596)	(23,617)	(6,711)	(4,882)
Fair value of plan assets at end of year	$548,121	$502,327	$37,572	$40,762

Funded Status at December 31:
Projected benefits (less than) greater than plan assets	$243,980	$273,804	$84,810	$89,871

Amounts Recognized in the Statement of Financial Position consist of:
Non-current assets	$-	$456	$-	$-
Current liabilities	$914	$917	$194	$216
Non-current liabilities	$243,065	$273,343	$84,615	$89,654

Amounts Recognized as a Regulatory Asset consist of:
Transition obligation (asset)	$-	$-	$392	$1,411
Prior service cost	1,506	2,132	(23)	(125)
Net (gain) loss	134,838	114,346	9,847	18,464
Total recognized as a regulatory asset	$136,344	$116,478	$10,216	$19,750

Information on Pension Plans with an Accumulated Benefit Obligation in excess of Plan Assets:
Projected benefit obligation	$776,133	$760,658	N/A	N/A
Accumulated benefit obligation	$709,235	$697,081	N/A	N/A
Fair value of plan assets	$532,595	$486,398	N/A	N/A

The following weighted average actuarial assumptions were used in calculating the benefit obligations at December 31:
Discount rate (Qualified Plans)	5.30%	5.00-5.35%	N/A	N/A
Discount rate (Non-Qualified Plans)	5.05%	5.10-5.15%	N/A	N/A
Discount rate (Other Post-Retirement Benefits)	N/A	N/A	5.05-5.30%	5.15-5.30%
Average wage increase	3.50-3.80%	3.80-4.00%	N/A	N/A
Health care trend rate (current year)	N/A	N/A	8.00%	7.80-9.00%
Health care trend rate (2019-2028 forward)	N/A	N/A	5.00%	4.50-5.00%

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The components of net periodic benefit cost are:

	For the Year Ended December 31,
	Pension Benefits			Other Post-Retirement Benefits
	2011	2010	2009	2011	2010	2009
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$12,574	$7,675	$6,133	$2,164	$1,450	$1,334
Interest cost	40,484	22,702	20,928	6,634	4,285	4,138
Expected return on plan assets	(42,588)	(20,739)	(17,113)	(2,965)	(1,910)	(1,640)
Amortization of:				-	-
Prior service costs	643	646	697	(101)	(103)	(101)
Transition obligation (asset)	-	-	-	1,020	1,058	1,058
Actuarial (gain) loss	14,032	(23,978)	14,425	2,008	690	2,686
Net periodic benefit cost (1)	$25,145	$(13,694)	$25,070	$8,760	$5,470	$7,475

Other Changes in Plan Assets and Benefit Obligations Recognized as a Regulatory Asset:
Net (gain) loss	$34,524	$21,425	$(5,590)	$(6,608)	$2,173	$(4,670)
Amortization of:
Prior service costs	-	-	(697)	(1,020)	(1,058)	101
Transition obligation (asset)	(626)	(646)		101	103	(1,058)
Actuarial (gain) loss	(14,032)	23,978	(14,425)	(2,008)	(690)	(2,686)
Total recognized as regulatory asset	$19,866	$44,757	$(20,712)	$(9,535)	$528	$(8,313)

Total recognized in net periodic benefit costs and regulatory asset	$45,011	$31,063	$4,358	$(775)	$5,998	$(838)

Estimated Amortizations from Regulatory Assets into Net Periodic Benefit Cost for the period January 1, 2011 - December 31, 2011:
Amortization of transition obligation	$-	$-	$-	$392	$1,020	$1,059
Amortization of prior service cost	647	643	645	(69)	(101)	(103)
Amortization of net (gain) loss	13,173	14,032	12,309	965	2,008	1,950
Total estimated amortizations	$13,820	$14,675	$12,954	$1,288	$2,927	$2,906

The following actuarial weighted average assumptions were used in calculating net periodic benefit cost:
Discount rate	5.10-5.35%	5.00-5.35%	6.20%	5.15-5.30%	5.00-5.30%	6.10%
Average wage increase	3.50-3.80%	3.80-4.00%	3.80%	N/A	N/A	N/A
Return on plan assets	8.25-8.50%	8.25-8.50%	8.50%	5.86-8.25%	5.89-8.25%	8.50%
Health care trend rate (current year)	N/A	N/A	N/A	7.80-8.50%	8.10-8.50%	10.00%
Health care trend rate (2019 forward)	N/A	N/A	N/A	4.50-5.00%	4.50-5.00%	5.00%

(1)
For the year ended December 31, 2009, UI recorded $8.3 million of pension expense and $1.9 million of OPEBexpense as a regulatory asset.  These amounts were approved by PURA to address the actual increase in pension and postretirement expense for 2009 (see Note (C), Regulatory Proceedings).

A one percentage point change in the assumed health care cost trend rate would have the following effects:

	1% Increase	1% Decrease
	(In Thousands)
Aggregate service and interest cost components	$936	$(763)
Accumulated post-retirement benefit obligation	$10,777	$(8,983)

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	Pension Benefits	Other Postretirement Benefits
	(In Thousands)
2012	$42,406	$7,616
2013	$47,270	$7,816
2014	$44,744	$7,884
2015	$47,002	$7,984
2016	$48,409	$8,029
2017-2021	$262,764	$40,860

Defined Contribution Retirement Plans/401(k)

Since 2005, new UIL Holdings and UI employees do not participate in the UI Pension Plan or receive retiree medical plan benefits.  These employees participate in a different retirement plan, which is a “defined contribution plan,” consisting of the current provisions of UI’s 401(k)/Employee Stock Ownership Plan (KSOP) plus the following benefits:

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

The KSOP, in which substantially all of UIL Holdings’ and UI’s employees are eligible to participate, enables employees to defer receipt of a portion of their compensation, up to statutory limits, and to invest such funds in a number of investment alternatives.  Matching contributions are made to the KSOP, in the form of UIL Holdings’ common stock, based on each employee’s salary deferrals in the KSOP.  For union employees, the matching contribution to the KSOP is 100% of the first 3% of employee compensation deferred and 50% of the next 2% deferred.  The maximum match is 4% of annual salary.  For non-union employees, the matching contribution to the KSOP is 100% of the first 2% of employee compensation deferred.  All matching contributions are made in the form of UIL Holdings’ common stock.  Matching contributions to the KSOP during 2011, 2010 and 2009 were $2.6 million, $2.4 million and $2.5 million, respectively.  UIL Holdings pays dividends on the shares of stock in the KSOP to the participant and UIL Holdings receives a tax deduction for the dividends paid.  Effective February 12, 2012, the matching contribution to the KSOP for non-union employees was amended such that 100% of the first 2% of employee compensation deferred and 50% of the next 2% deferred is matched.

The Gas Companies have several 401(k) plans in which substantially all of its employees are eligible to participate.  Employees may defer a portion of the compensation and invest in various investment alternatives.  Matching contributions are made in the form of cash and are dependent on the specific provisions of each of the plans.  The matching expense related to the Gas Companies for UIL Holdings for 2011 was $2.0 million and was immaterial for the post-acquisition period in 2010.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(H)  RELATED PARTY TRANSACTIONS

UI is a 50-50 joint venturer with NRG in GenConn, which was chosen by PURA to build and operate new peaking generation plants to help address Connecticut’s need for power generation during the heaviest load periods.  GenConn executed a promissory note (the Loan) with UI under which UI could advance up to an aggregate principal amount of $48.5 million to fund GenConn’s construction and other cash needs until permanent financing was arranged.  In connection with the EBL obtained by UI and the project financing obtained by GenConn on April 27, 2009, all outstanding balances on the Loan were replaced by a new promissory note, the balance of which was converted to an equity investment in July 2011.  See Note (B) “Capitalization – Long-Term Debt” for further discussion regarding the EBL.  Additionally, $1.2 million, $3.3 million and $2.0 million of interest income related to the promissory note are included in “Other Income and (Deductions), net” in the accompanying Consolidated Statements of Income, for the years ended December 31, 2011, 2010 and 2009, respectively, which is offset by the interest expense incurred by UI under the EBL.

A Director of UIL Holdings holds a beneficial interest in the building located at 157 Church Street, New Haven, Connecticut, where UIL Holdings leases office space. UIL Holdings’ lease payments for this office space for the years ended December 31, 2011, 2010 and 2009 totaled $11.4 million, $10.8 million and $11.0 million, respectively.

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

Operating leases, which are charged to operating expense, consist principally of leases of office space and facilities, land, railroad rights of way and a wide variety of equipment.  The future minimum lease payments under these operating leases are estimated to be as follows:

	(In Thousands)
2012	$10,576	(1)
2013	2,592
2014	1,819
2015	1,726
2016	1,904
2017-after	38,459
	$57,076

(1) Lease for office space in the building located at 157 Church Street, New Haven, Connecticut expires in June 2012.  In February 2012, such lease was amended, for considerably less space, and extended for various terms not to exceed ten years with certain options to extend thereafter.

Rental payments charged to operating expenses in 2011, 2010 and 2009 were as follows:

	Year Ended December 31,
	2011	2010	2009
	(In Thousands)

Rental payments	$18,655	$13,997	$13,588
Less: Sublease rental payments received	1,148	1,120	1,125
Rental payments charged to operating expenses	$17,507	$12,877	$12,463

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(J)  COMMITMENTS AND CONTINGENCIES

Connecticut Yankee Atomic Power Company

UI has a 9.5% stock ownership share in the Connecticut Yankee Atomic Power Company (Connecticut Yankee), the carrying value of which was $0.2 million as of December 31, 2011.  In 1996, the Board of Directors of Connecticut Yankee voted unanimously to retire the Connecticut Yankee nuclear plant (the Connecticut Yankee Unit) from commercial operation.  Connecticut Yankee updates the cost of its remaining decommissioning activity, which consists primarily of ground water monitoring and nuclear fuel storage, at least annually, and provides UI with a projected recovery schedule depicting annual costs expected to be billed to UI, including a return on investment over the term of the projected recovery period.  The present value of these costs is calculated using UI’s weighted-average cost of capital and, after consideration of recoverability, recorded as a Connecticut Yankee Contract Obligation and a corresponding regulatory asset.  At December 31, 2011, UI has regulatory approval to recover in future rates (through the CTA) its $14.2 million regulatory asset for Connecticut Yankee over a term ending in 2015.

DOE Spent Fuel Litigation

In the Nuclear Waste Policy Act of 1982 (the Act), Congress provided for the United States Department of Energy (DOE) to dispose of spent nuclear fuel and other high-level waste (Nuclear Waste) from nuclear generating plants.  In 1983, Connecticut Yankee and the DOE entered into a standard disposal contract mandated by the Act which required the DOE to begin disposing of Connecticut Yankee’s Nuclear Waste by the end of January 1998.

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

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

A site on the Mill River in New Haven was conveyed by UI in 2000 to an unaffiliated entity, Quinnipiac Energy LLC (QE), reserving to UI permanent easements for the operation of its transmission facilities on the site.  At the time of the sale, a fund of approximately $1.9 million, an amount equal to the then-current estimate for remediation, was placed in escrow for purposes of bringing soil and groundwater on the site into compliance with applicable environmental laws.  As of December 31, 2011, approximately $0.1 million of the escrow fund remains.  QE has since sold the property to Evergreen Power, LLC (Evergreen Power) and Asnat Realty LLC (Asnat).  UI is unaware of what agreement was reached between QE and Evergreen Power and Asnat regarding future environmental liability or what remediation activity remains to be undertaken at the site.  In July 2008, Evergreen Power and Asnat submitted a claim to UI seeking compensation for environmental remediation on the property, including the existing building which remains on the site. On January 5, 2012, Evergreen Power and Asnat filed a lawsuit in the federal district court in Connecticut against UI seeking, among other things, (i) an order directing UI to reimburse the plaintiffs for costs they have incurred and will incur for the testing, investigating, and remediating of hazardous substances at the property and (ii) an order directing UI to investigate and remediate the property.  UI’s knowledge of the current conditions at the site is insufficient to make a reasonable update of the original $1.9 million remediation estimate.  UIL Holdings cannot presently assess the potential financial impact, if any, of the suit, and thus has not recorded a liability related to it.

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

The Gas Companies own or have previously owned property where Manufactured Gas Plants (MGPs) historically operated.  MGP operations have led to contamination of soil and groundwater with petroleum hydrocarbons, benzene and metals, among other things, at these properties, the regulation and cleanup of which is regulated by the federal Resource Conservation and Recovery Act as well as other federal and state statutes and regulations.  Each of the Gas Companies has or had an ownership interest in one of such properties contaminated as a result of MGP-related activities.  Under the existing regulations, the cleanup of such sites requires state and at times, federal, regulators’ involvement and approval before cleanup can commence.  In certain cases, such contamination has been evaluated, characterized and remediated.  In other cases, the sites have been evaluated and characterized, but not yet remediated.  Finally, at some of these sites, the scope of the contamination has not yet been fully characterized; no liability was recorded in respect of these sites as of December 31, 2011.  In the past, the Gas Companies have received approval for the recovery of MGP-related remediation expenses from customers through rates and they will seek recovery in rates for ongoing MGP-related remediation expenses for all of their MGP sites.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

SCG owns property on Pine Street in Bridgeport, CT, the site of one of its former operations centers and a former MGP operation.  SCG may be subject to remediation expenses for part of the site, the amount of which cannot be estimated at this time.  Future remediation costs, for which SCG will seek recovery in rates, are expected to be in the range of $2 to $3 million.  As of December 31, 2011, UIL Holdings has recorded a liability of $2 million for this site.

SCG owns property on Housatonic Avenue in Bridgeport, CT, a former MGP site.  Costs associated with the remediation of the site could be significant and will be subject to a review by PURA as to whether these costs are recoverable in rates.  UIL Holdings cannot presently estimate the costs of remediation or the likelihood of recoverability.  As such, as of December 31, 2011, no liability related to this claim has been recorded.

SCG owns property located on Chapel Street in New Haven, CT, the site of one of its former operations centers and a former MGP site.  SCG may be subject to remediation expenses for part of the site, the amount of which cannot be estimated at this time.   Costs associated with the remediation of the site could be significant and will be subject to a review by PURA as to whether these costs are recoverable in rates.  UIL Holdings cannot presently estimate the costs of remediation or the likelihood of recoverability.  As such, as of December 31, 2011, no liability related to this claim has been recorded.

A property located on Columbus Boulevard in Hartford, CT is the former Operations Center and Corporate Headquarters of CNG.  The property is also a former MGP site.  Costs associated with the remediation of the site could be significant, but cannot be estimated at this time, and will be subject to a review by PURA as to whether these costs are recoverable in rates.  UIL Holdings cannot presently estimate the costs of remediation or the likelihood of recoverability.  As such, as of December 31, 2011, no liability related to this claim has been recorded.

A site on Mill Street in Greenfield, MA is currently owned by Berkshire and is used as a regional operations center.  This site is on the Massachusetts Department of Environmental Protection (MDEP) list of confirmed disposal sites and investigation and remediation of contamination resulting from disposal of byproducts and wastes generated by the historic coal and water gas manufacturing operations is ongoing.  Extensive soil, and coal tar product non-aqueous phase liquid (NAPL) recovery and remediation work on the land side of the property has been completed, and sediments containing NAPL have been removed from the adjoining Green River.  Further evaluation of the NAPL distribution in the river sediments and in the subsurface in stream banks on an adjacent property are ongoing and will involve additional remediation activities.  Future expenses potentially in excess of $5.0 million are anticipated.  Even after completion of the additional remedial activities there will be ongoing monitoring and reporting to the MDEP that will continue on the site for the foreseeable future.  UIL Holdings has accrued $5.0 million for such expenses as of December 31, 2011.

Berkshire formerly owned a site on East Street (the East Street Site) in Pittsfield, MA that was used for gas manufacturing operations.  The East Street Site is part of a larger site known as the GE–Pittsfield/Housatonic River Site.  The East Street Site is listed on the MDEP list of confirmed disposal sites.  Berkshire sold the East Street Site to the General Electric Company (GE) in the 1970s and was named a potentially responsible party by the EPA in 1990.  GE filed suit against Berkshire in 2000 seeking reimbursement of and contribution toward costs incurred by GE in responding to releases of hazardous substances by a predecessor in interest to Berkshire at the East Street Site.  Berkshire was found liable to GE under the Comprehensive Environmental Response, Compensation and Liability Act and the Massachusetts Oil and Hazardous Materials Release Prevention and Response Act for costs that GE has and will incur in response to historic releases by a predecessor in interest to Berkshire.  In December 2002, Berkshire reached a settlement with GE (the Settlement Agreement) which provides, among other things, a framework for Berkshire and GE to allocate various monitoring and remediation costs at the East Street Site.  GE previously made several requests for contribution under the terms of the Settlement Agreement.  In September 2011, GE sent Berkshire a letter demanding approximately $1.1 million which GE believes represents Berkshire’s share of response costs incurred by GE at the East Street Site from January 1, 2006 through December 31, 2010.  The parties are continuing their discussions regarding GE’s claim. Berkshire expects that it and GE will continue to operate under the terms of the Settlement Agreement in

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

connection with the East Street Site.  As of December 31, 2011, UIL Holdings has accrued approximately $2.7 million for these and future costs incurred by GE in responding to releases of hazardous substances by Berkshire at the East Street Site.

To date, Berkshire has received approval from the DPU for recovery of its environmental expenses in its customer rates.  While management cannot predict the exact costs of the ongoing and future remediation and monitoring expenses, the company will seek regulatory rate recovery of these expenses.

Middletown/Norwalk Transmission Project

The general contractor and two subcontractors responsible for civil construction work in connection with the installation of UI’s portion of the Middletown/Norwalk Transmission Project’s underground electric cable system filed lawsuits in the Connecticut state court on September 22, 2009, March 23, 2009 and January 25, 2010, respectively.  The claims, as revised by the general contractor in October 2011, sought payment for change order requests of approximately $33.3 million, a 10% general contractor mark-up on any approved subcontractor change order claims (approximately $2.3 million), interest, costs, and attorneys' fees.

In December 2011, UI settled claims brought by the two subcontractors and their respective lawsuits were dismissed with prejudice.  The claim by the general contractor was not settled and remains pending.  UI is vigorously defending the litigation.  Based on the settlement of the claims of the two subcontractors, UI estimates that the claims of the general contractor have been reduced to approximately $8.4 million, together with interest, costs, and attorneys’ fees.  UI also is pursuing an indemnification claim against the general contractor.

UI expects to recover amounts paid to resolve the change order requests through its transmission revenue requirements.

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

Purchase and Sale Agreement

As part of its plan to consolidate operations and office personnel, on July 7, 2011, UI entered into a Purchase and Sale Agreement for the sale of the Electric System Work Center (ESWC) located at 801 Bridgeport Avenue in Shelton, CT for approximately $10.2 million.  UI acquired the ESWC for approximately $16 million and expects to recover any loss resulting from the sale of the property through the regulatory process.  The transaction, which has been approved by PURA, is expected to close by the first quarter of 2014 after the completion of due diligence, zoning approval, and site plan approval periods, as defined in the Purchase and Sale Agreement.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

The following tables set forth UIL Holdings’ financial assets and liabilities, other than pension benefits and OPEB, which were accounted for at fair value on a recurring basis as of December 31, 2011 and December 31, 2010.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2011	(In Thousands)
Assets:
Derivative assets	$-	$-	$87,454	$87,454
Noncurrent investments available for sale	9,152	-	-	9,152
Deferred Compensation Plan	3,739	-	-	3,739
Supplemental retirement benefit trust life insurance policies (Note G)	-	5,655	-	5,655
	$12,891	$5,655	$87,454	$106,000

Liabilities:
Derivative liabilities	$-	$-	$268,035	$268,035

Net fair value assets/(liabilities), December 31, 2011	$12,891	$5,655	$(180,581)	$(162,035)

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2010	(In Thousands)
Assets:
Derivative assets	$-	$-	$34,188	$34,188
Noncurrent investments available for sale	9,774	-	-	9,774
Deferred Compensation Plan	3,725	-	-	3,725
Supplemental retirement benefit trust life insurance policies (Note G)	-	5,665	-	5,665
	$13,499	$5,665	$34,188	$53,352

Liabilities:
Derivative liabilities	$-	$-	$142,806	$142,806

Net fair value assets/(liabilities), December 31, 2010	$13,499	$5,665	$(108,618)	$(89,454)

The determination of fair value of the derivative assets and liabilities, which primarily consist of contracts for differences, was based on a probability-based expected cash flow analysis that was discounted at the December 31, 2011 or December 31, 2010 risk-free interest rates, as applicable, and an adjustment for non-performance risk using credit default swap rates.  Certain management assumptions were required, including development of pricing that extended over the term of the contracts.  In addition, UIL performed an assessment of risks related to obtaining regulatory, legal and siting approvals, as well as obtaining financing resources and ultimately attaining commercial operation.   PURA has determined that changes in fair value associated with the contracts for differences are fully recoverable.  As a result, such changes have no impact on UIL Holdings’ net income.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The fair value of the noncurrent investments available for sale is determined using quoted market prices in active markets for identical assets.  The investments primarily consist of money market funds.

Under the UIL Deferred Compensation Plan (DCP), directors, named executive officers and certain other executives may elect to defer certain elements of compensation.  Participants in the DCP are permitted to direct investments of their elective deferral accounts into “deemed” investments consisting of mutual funds and UIL Holdings common stock equivalents.  These investments, which are actively traded in sufficient frequency and volume to provide pricing information on an ongoing basis, are marked-to-market in accordance with ASC 815 based upon such pricing information.

The following tables set forth a reconciliation of changes in the fair value of the assets and liabilities above that are classified as Level 3 in the fair value hierarchy for the twelve month periods ended December 31, 2011 and 2010.

Year Ended
December 31, 2011
(In Thousands)

Net derivative assets/(liabilities), December 31, 2010	$(108,618)
Unrealized gains and (losses), net
Included in earnings	3,090
Included in other comprehensive income	64
Included in regulatory assets/(liabilities)	(75,117)
Net derivative assets/(liabilities), December 31, 2011	$(180,581)

Change in unrealized gains (losses), net relating to net derivative assets/(liabilities), still held as of December 31, 2011	$(71,963)

Year Ended
December 31, 2010
(In Thousands)

Net derivative assets/(liabilities), December 31, 2009	$(131,399)
Acquired derivatives, November 17, 2010	412
Unrealized gains and (losses), net
Included in earnings	(100)
Included in other comprehensive income	46
Included in regulatory assets/(liabilities)	22,423
Net derivative assets/(liabilities), December 31, 2010	$(108,618)

Change in unrealized gains (losses), net relating to net derivative assets/(liabilities), still held as of December 31, 2010	$22,368

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following table sets forth a reconciliation of changes in the net regulatory asset/(liability) balances that were established to recover any unrealized gains/(losses) associated with the contracts for differences for the years ended December 31, 2011 and 2010.  The amounts offset the net contract for differences liabilities included in the derivative liabilities detailed above.

Year Ended
December 31, 2011
(In Thousands)

Net regulatory assets/(liabilities), December 31, 2010	$108,976
Unrealized (gains) and losses, net	75,117
Net regulatory assets/(liabilities), December 31, 2011	$184,093

The following tables set forth the fair values of UIL Holdings’ pension and OPEB assets that were accounted for at fair value on a recurring basis as of December 31, 2011 and 2010.

Year Ended
December 31, 2010
(In Thousands)

Net regulatory assets/(liabilities), December 31, 2009	$131,399
Unrealized (gains) and losses, net	(22,423)
Net regulatory assets/(liabilities), December 31, 2010	$108,976

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2011	(In Thousands)

Pension assets
Cash and cash equivalents	$27,204	$-	$-	$27,204
Mutual funds	-	520,917	-	520,917
Hedge fund	-	-	-	-
	27,204	520,917	-	548,121
OPEB assets
Mutual funds	37,572	-	-	37,572
	37,572	-	-	37,572

Fair value of plan assets, December 31, 2011	$64,776	$520,917	$-	$585,693

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2010	(In Thousands)

Pension assets
Mutual funds	$257,238	$244,699	$-	$501,937
Hedge fund	-	-	390	390
	257,238	244,699	390	502,327
OPEB assets
Mutual funds	40,762	-	-	40,762
	40,762	-	-	40,762

Fair value of plan assets, December 31, 2010	$298,000	$244,699	$390	$543,089

The determination of fair value of the Level 1 and Level 2 pension and OPEB assets was based on quoted prices, as of December 31, 2011 and 2010, in the active markets for the various funds within which the assets are held.  The determination of fair value of the Level 3 pension assets was based on the Net Asset Value (NAV) provided by the managers of the underlying fund investments.  The NAV provided by the managers typically reflect the fair value of each underlying fund investment, including unrealized gains and losses.  Changes in the fair value of pension benefits and OPEB are accounted for in accordance with ASC 715 Compensation – Retirement Benefits as discussed in Note (G) “Pension and Other Benefits”.

The following tables set forth a reconciliation of changes in the fair value of the assets above that are classified as Level 3 in the fair value hierarchy for the twelve month periods ended December 31, 2011 and 2010.

Year Ended
December 31, 2011
(In Thousands)
Pension assets-Level 3, December 31, 2010	$390
Unrealized gains and (losses), net	2,889
Realized gains and (losses), net	(2,895)
Purchases	-
Settlements	(384)
Pension assets-Level 3, December 31, 2011	$-

Change in unrealized gains (losses), net relating to pension assets still held as of December 31, 2011	$2,889

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Year Ended
December 31, 2010
(In Thousands)

Pension assets-Level 3, December 31, 2009	$3,476
Unrealized gains and (losses), net	(919)
Realized gains and (losses), net	(835)
Sales	(1,332)
Pension assets-Level 3, December 31, 2010	$390

Change in unrealized gains (losses), net relating to pension assets still held as of December 31, 2010	$(919)

(L) QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for 2011 and 2010 are set forth below:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
(In Thousands, Except Per Share Amounts)
2011
Operating Revenues	$561,053	$314,049	$321,427	$373,918
Operating Income	$99,815	$40,224	$34,253	$45,090
Net Income attributable to UIL Holdings	$52,044	$14,156	$12,180	$21,276

Earnings Per Share of Common Stock – Basic: (2)	$1.03	$0.28	$0.24	$0.42

Earnings Per Share of Common Stock – Diluted: (3)	$1.02	$0.28	$0.24	$0.42

2010
Operating Revenues	$220,280	$207,116	$236,277	$333,993
Operating Income	$32,880	$25,513	$34,763	$32,143
Net Income attributable to UIL Holdings (1)	$15,915	$11,489	$16,976	$10,474

Earnings Per Share of Common Stock – Basic: (2)	$0.53	$0.38	$0.52	$0.21

Earnings Per Share of Common Stock – Diluted: (3)	$0.53	$0.38	$0.52	$0.20

(1)	Includes acquisition-related costs in the 2nd, 3rd and 4th quarters of 2010
(2)	Based on weighted average number of shares outstanding each quarter.
(3)	ased on weighted average number of shares outstanding each quarter. Reflecting the effect of dilutive stock options,performance shares and restricted stock.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

(In Thousands)
	December 31, 2011
	Electric Distribution and Transmission
	Distribution	Transmission	Total UI	Gas Distribution	Other	Total
Operating Revenues	$599,153	$198,503	$797,656	$772,315	$476	$1,570,447
Purchased power and gas	180,149	-	180,149	429,079	-	609,228
Operation and maintenance	216,361	32,027	248,388	133,126	653	382,167
Transmission wholesale	-	77,997	77,997	-	-	77,997
Depreciation and amortization	83,725	12,690	96,415	70,694	353	167,462
Taxes - other than income taxes	45,967	24,736	70,703	43,494	14	114,211
Acquisition-related costs	-	-	-	-		-
Operating Income (Loss)	72,951	51,053	124,004	95,922	(544)	219,382

Other Income and (Deductions), net	14,697	6,651	21,348	6,571	(987)	26,932

Interest Charges, net	30,489	13,235	43,724	28,939	22,722	95,385

Income Before Income Taxes and Equity Earnings	57,159	44,469	101,628	73,554	(24,253)	150,929
Income Taxes	30,865	13,186	44,051	29,721	(11,271)	62,501
Income Before Equity Earnings	26,294	31,283	57,577	43,833	(12,982)	88,428
Income (Losses) from Equity Investments	11,282	-	11,282	-	-	11,282
Net Income	37,576	31,283	68,859	43,833	(12,982)	99,710
Less:
Preferred Stock Dividends of
Subsidiary, Noncontrolling Interests	-	-	-	54	-	54
Net Income attributable to UIL Holdings	$37,576	$31,283	$68,859	$43,779	$(12,982)	$99,656

	Electric Distribution and Transmission (1)
	Distribution	Transmission	Total UI	Gas Distribution	Other	Total (2)
Total Assets at December 31, 2011	$-	$-	$2,716,460	$1,953,079	$75,070	$4,744,609

(1)
Information for segmenting total assets between Distribution and Transmission is not available.  Total UI assets are disclosedin the Total UI column.  Net plant in service is segregated by segment and, as of December 31, 2011, was $1,029.8 million and $495.8 million for Distribution and Transmission, respectively.

(2)	Includes $266.8 million of goodwill in the Gas Distribution segment as of December 31, 2011.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(M)  SEGMENT INFORMATION (Continued)

(In Thousands)
	December 31, 2010
	Electric Distribution and Transmission
	Distribution	Transmission	Total UI	Gas Distribution	Other	Total
Operating Revenues	$667,737	$191,810	$859,547	$138,105	$14	$997,666
Purchased power and gas	242,268	-	242,268	81,428	-	323,696
Operation and maintenance	210,646	27,699	238,345	19,297	640	258,282
Transmission wholesale	-	72,169	72,169	-	-	72,169
Depreciation and amortization	96,007	12,402	108,409	5,492	45	113,946
Taxes - other than income taxes	44,206	27,435	71,641	7,054	7	78,702
Acquisition-related costs	-	-	-	-	25,572	25,572
Operating Income (Loss)	74,610	52,105	126,715	24,834	(26,250)	125,299

Other Income and (Deductions), net	13,101	2,939	16,040	107	1,115	17,262

Interest Charges, net	28,539	12,034	40,573	4,014	9,111	53,698

Income Before Income Taxes and Equity Earnings	59,172	43,010	102,182	20,927	(34,246)	88,863
Income Taxes	25,026	14,682	39,708	8,026	(12,450)	35,284
Income Before Equity Earnings	34,146	28,328	62,474	12,901	(21,796)	53,579
Income (Losses) from Equity Investments	1,278	-	1,278	-	-	1,278
Net Income	35,424	28,328	63,752	12,901	(21,796)	54,857
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	-	-	-	3	-	3
Net Income attributable to UIL Holdings	$35,424	$28,328	$63,752	$12,898	$(21,796)	$54,854

	Electric Distribution and Transmission (1)
	Distribution	Transmission	Total UI	Gas Distribution	Other	Total (2)
Total Assets at December 31, 2010	$-	$-	$2,383,057	$2,050,332	$48,449	$4,481,838

	December 31, 2009
	Electric Distribution and Transmission
	Distribution	Transmission	Total UI	Other	Total
Operating Revenues	$726,562	$169,119	$895,681	$869	896,550
Purchased power	333,339	-	333,339	-	333,339
Operation and maintenance	195,894	29,027	224,921	932	225,853
Transmission wholesale	-	57,012	57,012	-	57,012
Depreciation and amortization	85,617	12,349	97,966	150	98,116
Taxes - other than income taxes	40,978	19,080	60,058	4	60,062
Operating Income (Loss)	70,734	51,651	122,385	(217)	122,168

Other Income and (Deductions), net	5,586	(33)	5,553	33	5,586

Interest Charges, net	24,592	11,699	36,291	4,109	40,400

Income Before Income Taxes and Equity Earnings	51,728	39,919	91,647	(4,293)	87,354
Income Taxes	20,106	14,627	34,733	(1,637)	33,096
Income Before Equity Earnings	31,622	25,292	56,914	(2,656)	54,258
Income (Losses) from Equity Investments	59	-	59	-	59
Net Income	$31,681	$25,292	$56,973	$(2,656)	$54,317

	UI (1)
	Distribution	Transmission	Total UI	Other	Total
Total Assets	$-	$-	$2,203,062	$18,698	$2,221,760

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

(2)	Includes $298.9 million of goodwill in the Gas Distribution segment as of December 31, 2010.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(N) ACQUISITION

On November 16, 2010, UIL Holdings completed its acquisition (the Acquisition) of the Gas Companies from Iberdrola USA, Inc.  The Gas Companies contributed $772.3 million in operating revenues and $43.8 million in net income to UIL Holdings’ results of operations for the year ended December 31, 2011.  The Gas Companies contributed $138.1 million in operating revenues and $12.9 million in net income to UIL Holdings’ 2010 results of operations for the post-acquisition period of 45 days from November 17, 2010 to December 31, 2010.

Taking into account the final indebtedness and working capital adjustment of $11.2 million in May 2011, the net purchase price amounted to $906.7 million.  UIL Holdings accounted for the Acquisition in accordance with ASC 805 “Business Combinations,” whereby the purchase price paid was allocated to tangible assets acquired and liabilities assumed as well as goodwill based upon their fair values as of the closing date of the Acquisition.  UIL Holdings determined that the historical book value of the assets and liabilities of the Gas Companies approximates their fair value given the regulation under which they operate in the states of Connecticut and Massachusetts.  The following table summarizes the allocation of the purchase price:

Amount
(In Millions)

Current assets	$310.8
Noncurrent assets	1,418.9
Current liabilities	(167.9)
Long-term debt	(397.4)
Other noncurrent liabilities	(523.7)
Preferred stock	(0.8)
Total identifiable net assets	639.9
Goodwill	266.8
Total Purchase Price, Net	$906.7

Goodwill is calculated as the excess of the purchase price over the value of the net assets acquired and the contributing factors to the amount recorded included expected future cash flows, potential operational synergies, the utilization of technology, and cost savings opportunities in the delivery of certain shared administrative and other services.  As of December 31, 2011, goodwill is $266.8 million, a decrease of $32.1 million compared to the December 31, 2010 balance.  The decrease was primarily attributable to $33.7 million of adjustments to the values of the assets and liabilities recognized in the Acquisition as a result of the finalization of the allocation of the consideration transferred, which UIL Holdings had up to one year from the date of the Acquisition to finalize under business combination accounting guidance.  Such adjustments were primarily related to changes in deferred income tax balances which resulted from the finalization of certain income tax filings required to be included with UIL Holdings’ 2010 federal income tax return as a result of the Acquisition.  The decrease was partially offset by a  $1.6 million adjustment due to the working capital adjustment noted above.

Supplemental Pro Forma Data (unaudited)

The supplemental pro forma data below has been presented for illustrative purposes only and is not necessarily indicative of results of operations that would have been achieved had the pro forma events taken place on the dates indicated, or the future consolidated results of operations of the combined company.

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (continued)

Year Ended
December 31, 2010
(Thousands, except per share amounts)

Pro forma operating revenues	$1,605,904
Pro forma operating expenses
Pro forma goodwill impairment charge	271,175
Pro forma other	1,385,634
Pro forma total operating expenses	1,656,809
Pro forma net income (loss)	$(181,746)
Pro forma earnings per share of common stock - basic	$(3.60)

Excluding the goodwill impairment changes, pro forma net income and earnings per share would have been $89.4 million and $1.77, respectively.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of UIL Holdings Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of UIL Holdings and its subsidiaries (the Company) at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
February 22, 2012

PricewaterhouseCoopers LLP, 125 High Street, Boston, MA 02110
T: (617) 530 5000, F: (617) 530 5001, www.pwc.com/us

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

UIL Holdings carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of UIL Holdings’ disclosure controls and procedures as of December 31, 2011.  As of December 31, 2011, UIL Holdings’ Chief Executive Officer and its Chief Financial Officer concluded that its disclosure controls and procedures were effective and provided reasonable assurance that the disclosure controls and procedures accomplished their objectives.

Changes in Internal Control Over Financial Reporting

There have been no changes in UIL Holdings’ internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, UIL Holdings’ internal control over financial reporting.

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

Management assessed the effectiveness of UIL Holdings’ internal control over financial reporting as of December 31, 2011.  Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management determined that, as of December 31, 2011, UIL Holdings maintained effective internal control over financial reporting.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8, “Financial Statements and Supplementary Data – Report of Independent Registered Public Accounting Firm,” of this Form 10-K.

Item  9B. Other Information.

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information appearing under the captions “ELECTION OF DIRECTORS” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in UIL Holdings Corporation’s (UIL Holdings’) definitive Proxy Statement for the Annual Meeting of the Shareowners scheduled to be held on May 15, 2012, which Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about April 5, 2011, is incorporated by reference in partial answer to this item.  See also “EXECUTIVE OFFICERS,” following Part I, Item 4 of this Form 10-K.  The UIL Holdings Code of Ethics for the Chief Executive Officer, Presidents, and Senior Financial Officers is available on UIL Holdings’ website (www.uil.com), and is included as Exhibit 14 to this filing on Form 10-K.

Item 11.  Executive Compensation.

The information appearing under the captions  “COMPENSATION DISCUSSION AND ANALYSIS,” “SUMMARY COMPENSATION TABLE,” “GRANTS OF PLAN-BASED AWARDS,” “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END,” “OPTIONS EXERCISES AND STOCK VESTED,” “QUALIFIED AND SUPPLEMENTAL EXECUTIVE DEFINED BENEFIT RETIREMENT PLANS,” “NONQUALIFIED DEFERRED COMPENSATION,” “POSTRETIREMENT PAYMENTS AND BENEFITS UPON TERMINATION OR CHANGE IN CONTROLS,” “DIRECTORS’ COMPENSATION,” “COMPENSATION AND EXECUTIVE DEVELOPMENT COMMITTEE REPORT ON EXECUTIVE COMPENSATION,” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION,” in UIL Holdings’ definitive Proxy Statement for the Annual Meeting of the Shareowners scheduled to be held on May 15, 2012, which Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about April 5, 2012, is incorporated by reference in answer to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information appearing under the captions “PRINCIPAL SHAREOWNERS” and “STOCK OWNERSHIP OF DIRECTORS AND OFFICERS” in UIL Holdings’ definitive Proxy Statement for the Annual Meeting of the Shareowners scheduled to be held on May 15, 2012, which Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about April 5, 2012, is incorporated by reference in partial answer to this item.  The information appearing in Item 5, “Market for UIL Holdings’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Equity Compensation Plan Information,” of this Form 10-K is incorporated by reference in partial answer to this item.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

The information appearing under the captions “TRANSACTIONS WITH RELATED PERSONS,” and “ELECTION OF DIRECTORS – DIRECTORS’ INDEPENDENCE” in UIL Holdings’ definitive Proxy Statement for the Annual Meeting of the Shareowners scheduled to be held on May 15, 2012, which Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about April 5, 2012, is incorporated by reference in answer to this item.

Item 14.  Principal Accounting Fees and Services.

The information appearing under the caption “BOARD OF DIRECTORS REPORT OF THE AUDIT COMMITTEE” in UIL Holdings’ definitive Proxy Statement for the Annual Meeting of the Shareowners scheduled to be held on May 15, 2012, which Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about April 5, 2012, is incorporated by reference in answer to this item.

Part IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) The following documents are filed as a part of this report:

Financial Statements (see Item 8):

Consolidated Statement of Income for the years ended December 31, 2011, 2010 and 2009

Consolidated Statement of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009

Consolidated Statement of Cash Flows for the years ended December 31, 2011, 2010 and 2009

Consolidated Balance Sheet, December 31, 2011 and 2010

Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

Report of independent registered public accounting firm

Financial Statement Schedule (see S-1)

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2011, 2010 and 2009

(b) Exhibits:

Pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, certain of the following listed exhibits, which are annexed as exhibits to previous statements and reports filed by UIL Holdings Corporation (Commission File Number 1-15052) and/or The United Illuminating Company (Commission File Number 1-6788), are hereby incorporated by reference as exhibits to this report.

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

3.1
Certificate of Incorporation of UIL Holdings Corporation, as amended through May 10, 2011 (incorporated herein by reference to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended June 30, 2011).

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

4.8
$400,000,000 Amended and Restated Credit Agreement, dated as of November 30, 2011, among UIL Holdings Corporation, The United Illuminating Company and the other Borrowers from time to time parties thereto, as Borrowers, the banks named therein, as Banks, JPMorgan Chase Bank, N. A. and Union Bank, N.A. as LC Banks, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on December 2, 2011).

4.9
Note Purchase Agreement, dated August 29, 2011, for 3.88% and 5.39% Medium-Term Notes (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on September 1, 2011).

4.10	Thirty-First Supplemental Indenture, dated November 1, 2008 (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on September 1, 2011).

4.11
$105,000,000 Credit Agreement, dated as of January 13, 2012, among The United Illuminating Company, as Borrower, JP Morgan Chase Bank, N.A., as Administrative Agent and the banks named therein (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on January 17, 2012).

4.12
Note Purchase Agreement, dated January 30, 2012, for $31,000,000 2.98% Senior Notes, Series A, due January 30, 2019; $51,500,000 3.61% Senior Notes, Series B, due January 31, 2022; $34,000,000 3.61% Senior Notes, Series C, due January 31, 2022; $52,000,000 4.89% Senior Notes, Series D, due January 30, 2042 and $35,000,000 4.89% Senior Notes, Series E, due January 30, 2042. (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on February 1, 2012).

10.1
Amended and Restated Transmission Line Agreement, dated May 15, 2003, between the State of Connecticut Department of Transportation and The United Illuminating Company (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2003).

10.2
Agreement, effective May 16, 2011, between The United Illuminating Company and Local 470-1, Utility Workers Union of America, AFL-CIO (incorporated herein by reference to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended June 30, 2011).

Exhibit No.	Description
10.2a
Supplemental Agreement, effective May 16, 2011, between The United Illuminating Company and Local 470-1, Utility Workers Union of America, AFL-CIO (incorporated herein by reference to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended June 30, 2011).

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

10.7a*
First Amendment to the UIL Holdings Corporation 1999 Amended and Restated Stock Plan, dated July 27, 2005 (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on July 29, 2005).

10.7b*
Second Amendment to the UIL Holdings Corporation 1999 Amended and Restated Stock Plan, dated March 27, 2007 (incorporated herein by reference to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended March 31, 2007).

10.7c*
Third Amendment to the UIL Holdings Corporation 1999 Amended and Restated Stock Plan, dated December 23, 2007 (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2007).

Exhibit No	Description
10.8*
Amended and Restated UIL Holdings Corporation Change In Control Severance Plan dated August 4, 2008 (incorporated herein by reference to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended June 30, 2008).

10.9*
Non-Employee Directors’ Common Stock and Deferred Compensation Plan of UIL Holdings Corporation, as amended through December 31, 2000 (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2000).

10.10*
UIL Holdings Corporation Non-Employee Directors Change in Control Severance Plan (incorporated herein by reference to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended September 30, 2000).

10.11*
UIL Holdings Corporation Deferred Compensation Plan, as originally adopted effective January 27, 2003, reflecting amendments through March 24, 2003 (incorporated herein by reference to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended March 31, 2003).

10.11a*	Second Amendment to the UIL Holdings Corporation Deferred Compensation Plan (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on December 1, 2005).

10.11b*
Third Amendment to the UIL Holdings Corporation Deferred Compensation Plan, dated March 27, 2007 (incorporated herein by reference to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended March 31, 2007).

10.12*
UIL Holdings Corporation Senior Executive Incentive Compensation Program (incorporated herein by reference to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended March 31, 2004).

10.13*
UIL Holdings Corporation Executive Incentive Compensation Program (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2004).

10.13a*
First Amendment to UIL Holdings Corporation Executive Incentive Compensation Program (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2004).

10.14*
Form of Annual Performance Share Agreement under the UIL Holdings Corporation 1999 Amended and Restated Stock Plan (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2004).

10.15*
Employment Agreement, dated February 28, 2007, between UIL Holdings Corporation and Linda L. Randell (incorporated herein by reference to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended March 31, 2007).

Exhibit No	Description
10.15a*
First Amendment, dated August 4, 2008, to Employment Agreement, dated as of February 28, 2007, between UIL Holdings Corporation and Linda L. Randell (incorporated herein by reference to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended June 30, 2008).

10.16*
Employment Agreement, dated January 26, 2004, between The United Illuminating Company and Anthony J. Vallillo (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2007).

10.16a*
First Amendment, dated November 18, 2004, to Employment Agreement, dated as of January 26, 2004, between The United Illuminating Company and Anthony J. Vallillo (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2007).

10.16b*
Second Amendment, dated November 28, 2005, to Employment Agreement, dated as of January 26, 2004, between The United Illuminating Company and Anthony J. Vallillo (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2007).

10.16c*
Third Amendment, dated August 4, 2008, to Employment Agreement, dated as of January 26, 2004, between The United Illuminating Company and Anthony J. Vallillo (incorporated herein by reference to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended June 30, 2008).

10.16d*
Fourth Amendment, dated March 4, 2011, to Employment Agreement, dated as of January 26, 2004, between The United Illuminating Company and Anthony J. Vallillo (incorporated here in by reference to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended March 31, 2011).

10.17*
Employment Agreement, dated July 1, 2005, between The United Illuminating Company and Steven P. Favuzza (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2007).

10.18*
UIL Holdings Corporation 2008 Stock and Incentive Compensation Plan, dated May 14, 2008 (incorporated herein by reference to Form 10-Q filed with the Securities and Exchange Commission for the fiscal quarter ended June 30, 2008).

10.19*
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

Exhibit No	Description
10.21*
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

10.23
Agreement effective March 24, 2010, between the Southern Connecticut Gas Company and Local 12000, the United Steelworkers of America (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2010).

10.24
Agreement effective December 1, 2009, between the Connecticut Natural Gas Corporation and Local 12924, the Connecticut Independent Utility Workers (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2010).

10.25
Agreement effective March 5, 2010, between The Berkshire Gas Company and Local 12325, the United Steelworkers, AFL-CIO-CLC (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2010).

10.26	Agreement effective April 1, 2011, between the Connecticut Natural Gas Corporation and Local 380, the Utility Workers Union of America

10.27	UIL Holdings Corporation 2012 Non-Qualified Employee Stock Purchase Plan (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).

14
UIL Holdings Corporation Code of Ethics for the Chief Executive Officer, Presidents, and Senior Financial Officers (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2003).

21.1	List of Subsidiaries of UIL Holdings Corporation (incorporated herein by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2010).

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Periodic Financial Report.

31.2	Certification of Periodic Financial Report.

32	Certification of Periodic Financial Report.

Exhibit No	Description
101.INS 101.SCH 101.CAL 101.LAB 101.PRE 101.DEF
The following financial information from the UIL Holdings Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 22, 2012, is formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the years ended December 31, 2011, 2010 and 2009, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009, (iii) the Consolidated Balance Sheet as of December 31, 2011 and December 31, 2010, (iv) the Consolidated Statement of Cash Flows for the years ended December, 31 2011, 2010 and 2009 and (v) the Notes to Consolidated Financial Statements.

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

UIL HOLDINGS CORPORATION
Date: February 22, 2012	By: /s/ James P. Torgerson
James P. Torgerson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James P. Torgerson	Director, President	February 22, 2012
(James P. Torgerson) (Principal Executive Officer)	and Chief Executive Officer

/s/ Richard J. Nicholas	Executive Vice President and	February 22, 2012
(Richard J. Nicholas)	Chief Financial Officer
(Principal Financial Officer)

/s/ Steven P. Favuzza	Vice President and	February 22, 2012
(Steven P. Favuzza)	Controller
(Principal Accounting Officer)

/s/ Thelma R. Albright	Director	February 22, 2012
(Thelma R. Albright)

/s/ Arnold L. Chase	Director	February 22, 2012
(Arnold L. Chase)

/s/ Betsy Henley-Cohn	Director	February 22, 2012
(Betsy Henley-Cohn)

/s/ Suedeen G. Kelly	Director	February 22, 2012
(Suedeen G. Kelly)

/s/ John L. Lahey	Director	February 22, 2012
(John L. Lahey)

/s/ Daniel J. Miglio	Director	February 22, 2012
(Daniel J. Miglio)

/s/ William F. Murdy	Director	February 22, 2012
(William F. Murdy)

/s/ Donald R. Shassian	Director	February 22, 2012
(Donald R. Shassian)

UIL Holdings Corporation
Schedule II - Valuation and Qualifying Accounts
For the Years Ended December 31, 2011, 2010 and 2009
(Thousands of Dollars)

Col. A.		Col. B.	Col. C.	Col. D.		Col. E.		Col. F.
				Additions
Classification		Balance at Beginning of Period	Acquired Balance	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period

RESERVE DEDUCTION FROM ASSETS TO WHICH IT APPLIES:

Reserve for uncollectible accounts (consolidated):
	2011	$10,571	$-	$32,829	$-	$32,461	(A)	$10,939
	2010	$4,500	$9,051	$17,479	$-	$20,459	(A)	$10,571
	2009	$4,500	$-	$22,176	$-	$22,176	(A)	$4,500

(A) Accounts written off, net of recoveries

S-1