Form 10-Q
period 2012-03-31
UIL HOLDINGS CORP
filed 2012-05-03
CIK 1082510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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
Yes  ☒      No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of the issuer’s only class of common stock, as of April 27, 2012 was 50,649,785.

INDEX

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

Index

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements
UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(In Thousands except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Operating Revenues	$458,338	$561,053

Operating Expenses
Operation
Purchased power	40,658	49,263
Natural gas purchased	150,805	229,343
Operation and maintenance	86,207	85,132
Transmission wholesale	16,048	17,022
Depreciation and amortization (Note F)	46,559	44,971
Taxes - other than income taxes (Note F)	30,600	35,507
Total Operating Expenses	370,877	461,238
Operating Income	87,461	99,815

Other Income and (Deductions), net (Note F)	8,917	4,665

Interest Charges, net
Interest on long-term debt	21,102	21,337
Other interest, net	1,535	1,307
	22,637	22,644
Amortization of debt expense and redemption premiums	609	830
Total Interest Charges, net	23,246	23,474

Income Before Income Taxes, Equity Earnings	73,132	81,006

Income Taxes (Note E)	30,543	31,010

Income Before Equity Earnings	42,589	49,996
Income from Equity Investments	4,487	2,062

Net Income	47,076	52,058
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	26	14

Net Income attributable to UIL Holdings	$47,050	$52,044

Average Number of Common Shares Outstanding - Basic	50,686	50,518
Average Number of Common Shares Outstanding - Diluted	50,985	50,805

Earnings Per Share of Common Stock - Basic (Note A):	$0.93	$1.03
Earnings Per Share of Common Stock - Diluted (Note A):	$0.92	$1.02
Cash Dividends Declared per share of Common Stock	$0.432	$0.432

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2012 and 2011
(Thousands of Dollars)

	2012	2011

Net Income	$47,076	$52,058
Other Comprehensive Income, net	356	172
Comprehensive Income	47,432	52,230
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	26	14
Comprehensive Income attributable to UIL Holdings	$47,406	$52,216

The accompanying Notes to the Consolidated Financial Statements are an integral part of the financial statements.

Index

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET

ASSETS
(In Thousands)
(Unaudited)

	March 31,	December 31,
	2012	2011
Current Assets
Unrestricted cash and temporary cash investments	$12,012	$30,999
Restricted cash	5,680	6,522
Accounts receivable less allowance of $10,731 and $10,939, respectively	220,774	180,465
Unbilled revenues	67,724	71,957
Current regulatory assets (Note A)	106,379	102,900
Natural gas in storage, at average cost	76,048	111,516
Deferred income taxes	35,476	41,635
Refundable taxes	15,329	74,983
Current portion of derivative assets (Note A)	17,893	14,189
Other	36,293	32,062
Total Current Assets	593,608	667,228

Other investments
Equity investment in GenConn (Note A)	130,824	131,082
Other	23,701	22,571
Total Other investments	154,525	153,653

Net Property, Plant and Equipment	2,605,634	2,570,355

Regulatory Assets (future amounts due from customers through the ratemaking process) (Note A)	943,364	983,222

Deferred Charges and Other Assets
Unamortized debt issuance expenses	17,385	17,631
Other long-term receivable	1,277	1,278
Derivative assets (Note A)	68,902	73,264
Goodwill	266,205	266,797
Other	13,986	11,181
Total Deferred Charges and Other Assets	367,755	370,151

Total Assets	$4,664,886	$4,744,609

The accompanying Notes to the Consolidated Financial Statements are an integral part of the financial statements.

Index

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET

LIABILITIES AND CAPITALIZATION
(In Thousands)
(Unaudited)

	March 31,	December 31,
	2012	2011
Current Liabilities
Line of credit borrowings	$214,000	$235,000
Current portion of long-term debt	13,712	13,712
Accounts payable	141,125	194,641
Dividends payable	21,891	21,847
Accrued liabilities	65,417	78,138
Current regulatory liabilities (Note A)	29,440	26,245
Taxes accrued	21,081	21,870
Interest accrued	22,647	21,527
Current portion of derivative liabilities (Note A)	29,425	28,888
Total Current Liabilities	558,738	641,868

Noncurrent Liabilities
Pension accrued	213,657	237,083
Connecticut Yankee contract obligation (Note J)	13,490	14,247
Other post-retirement benefits accrued	85,921	84,810
Derivative liabilities (Note A)	226,486	239,147
Other	72,625	75,268
Total Noncurrent Liabilities	612,179	650,555

Deferred Income Taxes (future tax liabilities owed to taxing authorities)	400,268	388,553

Regulatory Liabilities (future amounts owed to customers through the ratemaking process) (Note A)	422,079	420,175

Commitments and Contingencies (Note J)

Capitalization (Note B)
Long-term debt, net of unamortized discount and premium	1,546,906	1,548,347

Preferred Stock of Subsidiary
Redeemable preferred stock, noncontrolling interests	750	750

Common Stock Equity
Common stock	935,736	931,153
Paid-in capital	19,286	19,791
Retained earnings	168,963	143,792
Accumulated other comprehensive income (loss)	(19)	(375)
Net Common Stock Equity	1,123,966	1,094,361

Total Capitalization	2,671,622	2,643,458

Total Liabilities and Capitalization	$4,664,886	$4,744,609

The accompanying Notes to the Consolidated Financial Statements are an integral part of the financial statements.

Index

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Cash Flows From Operating Activities
Net income	$47,076	$52,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,168	45,801
Deferred income taxes	6,598	1,870
Allowance for funds used during construction (AFUDC) - equity	(2,248)	(2,645)
Stock-based compensation expense (Note A)	2,830	1,909
Pension expense	8,827	9,944
Undistributed (earnings) losses in equity investments	(4,487)	(2,062)
Deferred purchased gas	27,052	37,433
Excess generation service charge	(3,565)	(1,423)
Deferred Transmission (income) expense	(10,190)	6,608
Cash distribution received from GenConn	4,743	-
Other non-cash items, net	(1,173)	(5,353)
Changes in:
Accounts receivable, net	(37,773)	(44,598)
Unbilled revenues	4,233	1,173
Natural gas in storage	35,468	53,525
Prepayments	(2,277)	(1,463)
Accounts payable	(34,229)	(15,040)
Interest accrued	1,120	2,503
Taxes accrued/refundable, net	58,830	11,245
Accrued liabilities	(13,755)	(17,742)
Accrued pension	(30,186)	(53,476)
Other assets	(3,457)	209
Other liabilities	(3,801)	1,672
Total Adjustments	49,728	30,090
Net Cash provided by Operating Activities	96,804	82,148

Cash Flows from Investing Activities
Related party note receivable	-	(500)
Plant expenditures including AFUDC debt	(74,139)	(83,180)
Changes in restricted cash	842	(1,237)
Deposits in New England East West Solution (NEEWS) (Note C)	(1,270)	-
Other	199	-
Net Cash (used in) Investing Activities	(74,368)	(84,917)

Cash Flows from Financing Activities
Issuances of long-term debt	103,500	500
Payments on long-term debt	(103,500)	(49,286)
Line of credit borrowings (repayments), net	(21,000)	17,000
Payment of common stock dividend	(21,836)	(21,789)
Other	1,413	20
Net Cash provided by Financing Activities	(41,423)	(53,555)

Unrestricted Cash and Temporary Cash Investments:
Net change for the period	(18,987)	(56,324)
Balance at beginning of period	30,999	90,281
Balance at end of period	12,012	33,957

Non-cash investing activity:
Plant expenditures included in ending accounts payable	$23,853	$32,639

The accompanying Notes to the Consolidated Financial Statements are an integral part of the financial statements.

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

The accompanying notes should be read in conjunction with Notes to Consolidated Financial Statements included in UIL Holdings Corporations’ (UIL Holdings) Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

UI is also a 50-50 joint venturer with NRG Energy, Inc. (NRG) in GCE Holding LLC, whose wholly owned subsidiary, GenConn Energy LLC (collectively, GenConn) was chosen by the Public Utilities Regulatory Authority (PURA) to build and operate new peaking generation plants in Devon (GenConn Devon) and Middletown (GenConn Middletown), to help address Connecticut’s need for power generation during the heaviest load periods.

Basis of Presentation

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).  Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted in accordance with Securities and Exchange Commission (SEC) rules and regulations.  UIL Holdings believes that the disclosures made are adequate to make the information presented not misleading.  The information presented in the Consolidated Financial Statements reflects all adjustments which, in the opinion of UIL Holdings, are necessary for a fair statement of the financial position and results of operations for the interim periods described herein.  All such adjustments are of a normal and recurring nature.  The results for the three month period ended March 31, 2012 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2012.

Certain immaterial amounts that were reported in the Consolidated Financial Statements in previous periods have been reclassified to conform to the current presentation.

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

Derivatives

UIL Holdings’ regulated subsidiaries are parties to contracts, and involved in transactions, that have been determined to be derivatives and are discussed below.  The fair values of the gross derivative assets and liabilities as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012
	(In Thousands)

	Current Portion	Noncurrent Portion	Current Portion	Noncurrent Portion
	Derivative Assets	Derivative Assets	Derivative Liabilities	Derivative Liabilities

Contracts for differences	$10,893	$68,902	$(29,425)	$(226,486)
Weather insurance contracts	7,000	-	-	-
Total derivative assets/(liabilities), gross	$17,893	$68,902	$(29,425)	$(226,486)

	December 31, 2011
	(In Thousands)

	Current Portion	Noncurrent Portion	Current Portion	Noncurrent Portion
	Derivative Assets	Derivative Assets	Derivative Liabilities	Derivative Liabilities

Contracts for differences	$10,678	$73,264	$(28,888)	$(239,147)
Weather insurance contracts	3,512	-	-	-
Total derivative assets/(liabilities), gross	$14,189	$73,264	$(28,888)	$(239,147)

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

PURA has determined that costs associated with these CfDs will be recoverable by UI and CL&P, and in accordance with ASC 980 “Regulated Operations,” UI has deferred recognition of costs (a regulatory asset) or obligations (a regulatory liability).  The CfDs are marked-to-market in accordance with ASC 815 “Derivatives and Hedging.”  For those CfDs signed by CL&P, UI records its approximate 20% portion of CL&P’s derivative, pursuant to the cost-sharing agreement noted above.  As of March 31, 2012, UI has recorded a gross derivative asset of $79.8 million, a regulatory asset of $176.2 million, and a gross derivative liability of $255.9 million ($156.2 million of which is related to UI’s portion of CL&P’s derivative liabilities).  See Note (K) “Fair Value of Financial Instruments” for additional CfD information.

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

The unrealized gains and losses from mark-to-market adjustments to derivatives recorded in regulatory assets or regulatory liabilities for the three month periods ended March 31, 2012 and 2011 were as follows:

	Three Months Ended
	March 31,
	2012	2011
	(In Thousands)

Regulatory Assets - Derivative liabilities	$(7,948)	$40,161

Regulatory Liabilities - Derivative assets	$(28)	$6,332

Weather Insurance Contracts

In October 2011, SCG and CNG each entered into weather insurance contracts for the winter period of November 1, 2011 through April 30, 2012 in order to provide financial protection from significant weather fluctuations.  According to the terms of each contract, if temperatures are warmer than normal at a prescribed level for the contract period, SCG and CNG will each receive a payment, up to the maximum amount allowed under the contracts of $3 million; however, if temperatures are colder than normal at a prescribed level for the contract period, SCG and CNG will each make a payment of up to a maximum of $2 million.  Each of SCG and CNG estimates that it will receive a payment of $3 million upon the expiration of their respective contracts.  The premiums paid are amortized over the terms of the contracts.  The fair value of the contracts is carried on the balance sheet as a derivative with changes in value recorded in the income statement as Other Income and (Deductions).  The derivative asset related to these contracts totaled $6 million and $3.5 million at March 31, 2012 and December 31, 2011, respectively.

In November 2011, Berkshire entered into a weather insurance contract for 2012 in order to provide financial protection from significant weather fluctuations.  According to the terms of the contract, if temperatures are warmer than normal for the contract period, Berkshire will receive a payment, up to the maximum amount allowed under the contract of $1 million.  The premiums paid are amortized over the term of the contract.  The fair value of the contract is carried on the balance sheet as a derivative with changes in value recorded in the income statement as Other Income and (Deductions).  The derivative asset related to this contract totaled $1 million at March 31, 2012.

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

Earnings per Share

The following table presents a reconciliation of the basic and diluted earnings per share calculations for the three month periods ended March 31, 2012 and 2011:

	2012	2011
	(In Thousands, except per share amounts)

Numerator:
Net income attributable to UIL Holdings	$47,050	$52,044
Less: Net income allocated to unvested units	97	118
Net income attributable to common shareholders	$46,953	$51,926

Denominator:
Basic average number of shares outstanding	50,686	50,518
Effect of dilutive securities	299	287
Diluted average number of shares outstanding	50,985	50,805

Earnings per share:
Basic	$0.93	$1.03
Diluted	$0.92	$1.02

Options to purchase 97,669 shares of common stock were outstanding during the three month period ended March 31, 2011, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of UIL Holdings’ common shares during such period.

Equity Investments

In February 2008, UI and an NRG affiliate formed GenConn, a 50-50 joint venture, for the purpose of constructing peaking generation plants in Connecticut.  UI’s investment in GenConn is being accounted for as an equity investment, the carrying value of which was $130.8 million and $131.1 million as of March 31, 2012 and December 31, 2011, respectively.

UI’s income from its equity investment in GenConn was $4.5 million and $2.1 million for the three month periods ended March 31, 2012 and 2011, respectively.  During the three month period ended March 31, 2012, UI received cash distributions from GenConn of $4.7 million.  As of March 31, 2012, the undistributed earnings from UI’s equity investment in GenConn were approximately $4.3 million.

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Regulatory Accounting

UIL Holdings’ regulatory assets and liabilities as of March 31, 2012 and December 31, 2011 included the following:

	Remaining	March 31,	December 31,
	Period	2012	2011
		(In Thousands)
Regulatory Assets:
Nuclear plant investments – above market	(a)	$267,832	$272,943
Connecticut Yankee	4 years	13,490	14,247
Unamortized redemption costs	9 to 21 years	12,705	12,906
Pension and other post-retirement benefit plans	(c)	348,293	344,746
Environmental remediation costs	4 to 5 years	19,254	19,101
Customer rate surcharge	(g)	16,075	15,757
Low income program	(h)	32,331	37,420
Debt premium	1 to 26 years	46,767	48,275
Deferred purchased gas	(i)	-	15,558
Deferred income taxes	(j)	25,996	20,994
Unfunded future income taxes	(j)	10,080	11,657
Contracts for differences	(d)	176,157	184,105
Excess generation service charge	(e)	17,323	13,758
Storm Costs	(l)	29,756	29,618
Other	(b)	33,684	45,037
Total regulatory assets		1,049,743	1,086,122
Less current portion of regulatory assets		106,379	102,900
Regulatory Assets, Net		$943,364	$983,222

Regulatory Liabilities:
Accumulated deferred investment tax credits	32 years	$4,721	$4,758
Income taxes due principally to book-tax differences	(b)	16,570	14,445
Deferred gain on sale of property	(a)	37,798	37,798
Middletown/Norwalk local transmission network service collections	39 years	22,405	22,548
Pension and other post-retirement benefit plans	1 to 8 years	15,846	17,956
Deferred income taxes	(j)	39,251	48,740
Asset retirement obligation	(k)	8,700	8,941
Deferred purchased gas	(i)	11,494	-
Low income program	(h)	13,146	-
Unfunded future income taxes	(j)	14,837	9,735
Asset removal costs	(b)	229,604	224,125
Deferred transmission expense	(f)	1,437	11,628
Other	(b)	35,710	45,746
Total regulatory liabilities		451,519	446,420
Less current portion of regulatory liabilities		29,440	26,245
Regulatory Liabilities, Net		$422,079	$420,175

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

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(d) Asset life is equal to delivery term of related contracts (which vary from approximately 8 - 15 years); balance fluctuates based upon quarterly market analysis performed on the related derivatives (Note K).
(e) Working capital allowance for generation service charge; this amount fluctuates based upon cash inflows and outflows in a given period.
(f) Regulatory asset or liability which defers transmission income or expense and fluctuates based upon actual revenues and revenue requirements.
(g) Deferral of revenue received for excess refund of overearnings to be recovered over 2 years.
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

Stock-Based Compensation

Pursuant to the UIL Holdings 2008 Stock and Incentive Compensation Plan (2008 Stock Plan), a target amount of 119,640 performance shares was granted to certain members of management in March 2012; the average of the high and low market price on the grant date was $34.45 per share.

Also in March 2012, UIL Holdings granted a total of 2,286 shares of restricted stock to its President and Chief Executive Officer under the 2008 Stock Plan and in accordance with his employment agreement; the average of the high and low market price on the date of grant was $34.45 per share.  Such shares vest in equal annual installments over a five year period.

Total stock-based compensation expense for the three month periods ended March 31, 2012 and 2011 was $2.8 million and $1.9 million, respectively.

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

New Accounting Standards

In May 2011, the FASB issued amendments to ASC 820 “Fair Value Measurements and Disclosures,” which UIL Holdings adopted on a prospective basis on January 1, 2012.  The adoption of the amendments resulted in additional details being included in new and existing tabular fair value disclosures as well as additional discussion regarding unobservable inputs.  The implementation of this guidance did not have a material impact on UIL Holdings’ consolidated financial statements.

(B)	CAPITALIZATION

Common Stock

UIL Holdings had 50,653,948 shares of its common stock, no par value, outstanding at March 31, 2012.

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Long-Term Debt

Due to conditions in the municipal bond market, UIL Holdings determined it was economically favorable to refinance multiple series of pollution control revenue bonds in the aggregate principal amount outstanding of $103.5 million with notes issued in the private placement market.  On January 30, 2012, UI entered into a Note Purchase Agreement with a group of institutional accredited investors to issue $203.5 million principal amount of senior unsecured notes.   On January 30, 2012, $103.5 million of such notes were issued as follows:  3.61%, Series B, due January 31, 2022, in the principal amount of $51.5 million and 4.89%, Series D, due January 30, 2042, in the principal amount of $52 million.  On April 2, 2012, the remaining $100 million of such notes were issued as follows:  2.98%, Series A, due January 31, 2019, in the principal amount of $31 million, 3.61%, Series C, due January 31, 2022 in the principal amount of $34 million and 4.89%, Series E, due January 30, 2042, in the principal amount of $35 million.

(C)	REGULATORY PROCEEDINGS

Electric Distribution and Transmission

PURA has opened an investigation of the service response and communications of UI, among other utilities, following power outages resulting from Tropical Storm Irene, which passed through Connecticut in August 2011, and the autumn nor’easter, which passed through Connecticut in October 2011 (the Storms).  UI expects PURA to issue a final decision in June 2012.  On January 9, 2012, a panel formed by Connecticut Governor Malloy issued its “Report of the Two Storm Panel” (the Report).  The Report considered areas such as (i) utility preparedness, tree trimming and infrastructure hardening, (ii) communications and information sharing, and (iii) municipal matters such as preparedness, road safety and shelter operations.  The Report also makes a number of recommendations with respect to emergency preparedness in the State of Connecticut. UI is unable to assess if any of the recommendations related to Connecticut’s utilities will be implemented in the future, but expects any costs associated with any related legislative or regulatory action to be fully recoverable.

Rates

UI’s allowed distribution return on equity established by PURA is 8.75%.   UI is required to return 50% of any distribution earnings over the allowed twelve month level to customers by means of an earnings sharing mechanism.

UI filed its distribution 2011 rate year decoupling results, which included a decoupling adjustment of approximately $5.1 million to be collected from customers, with PURA on April 2, 2012.  PURA is expected to issue a decision on the decoupling adjustment in the third quarter of 2012.  Additionally, last resort service Generation Service Charge rates have been approved for the period through June 30, 2012.

Approval for the Issuance of Debt

UI has PURA approval for the issuance of up to $379 million principal amount of debt securities from 2010 through 2013 (the Proposed Notes).  The proceeds from the sales of the Proposed Notes may be used by UI for the following purposes:  (1) to finance capital expenditures; (2) the repayment, in July 2011, of the equity bridge loan, the proceeds of which were used to finance UI’s equity contribution in GenConn for the development and construction of  GenConn Devon and GenConn Middletown; (3) to fund UI’s pension plan; (4) to partially repay short-term borrowings that are incurred to temporarily fund the preceding needs; (5) to pay for issuance costs related to the Proposed Notes; (6) to repay $103.5 million principal amount outstanding of pollution control revenue bonds, which were remarketed in the municipal bond market in February 2012, and (7) for general corporate purposes.  UI has issued $303.5 million principal amount of senior unsecured notes pursuant to such PURA approval, $100 million of which were issued in July 2010, $103.5 million of which were issued in January 2012 and $100 million of which were issued in April 2012.

Power Supply Arrangements

UI has wholesale power supply agreements in place for the supply of all of its standard service customers for all of 2012 and 40% of 2013.  Supplier of last resort service is procured on a quarterly basis.  UI determined that its contracts for standard service and supplier of last resort service are derivatives under ASC 815 “Derivatives and Hedging” and

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

elected the “normal purchase, normal sale” exception under ASC 815 “Derivatives and Hedging.”  As such, UI regularly assesses the accounting treatment for its power supply contracts.  These wholesale power supply agreements contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt was to fall below investment grade.  In October 2011, Moody’s Investor Services released its updated credit opinion for UI and maintained its Baa2 rating with a stable outlook.   In May 2011, Standard & Poors’ Investor Services released its updated credit opinion for UI, maintaining its BBB rating with a stable outlook.  If UI’s credit rating were to decline one rating and UI were to be placed on negative credit watch, monthly amounts due and payable to the power suppliers would be accelerated to semi-monthly payments.  UI’s credit rating would have to decline two ratings to fall below investment grade at either rating service.  If this were to occur, UI would have to deliver collateral security in an amount equal to the receivables due to the sellers for the thirty-day period immediately preceding the default notice.  If such a situation had been in effect as of March 31, 2012, UI would have had to post approximately $9.8 million in collateral.

New Renewable Source Generation

Under Connecticut law, electric distribution companies were required to enter into contracts to purchase the output of new renewable generation totaling at least 150 MW, at prices and upon terms approved by PURA in accordance with statutory requirements.  PURA approved a number of these projects from 2007 through 2009, all of which are governed by a cost sharing agreement with CL&P whereby UI pays approximately 20% of the costs and obtains approximately 20% of the benefits of such contracts. UI was a direct party to two of the contracts.   UI’s costs associated with all such contracts are recoverable, whether UI is a direct party or pursuant to the sharing agreement.  On September 7, 2011, PURA issued a report to the legislature stating that, of the original 150 MW, only 47 MW have the capability of achieving commercial operation within contractual deadlines.  One of the contracts to which UI was a direct party has since been terminated.  Many of the other contracts are also expected to be terminated as the commercial operation deadlines expire.

Under a 2011 Connecticut law (PA 11-80), UI and CL&P are required to enter into long-term contracts to purchase Renewable Energy Credits (RECs) from new facilities installed behind distribution customer meters.  Under this program, UI will be required to enter into contracts totaling up to $200 million in commitments over an approximate 21 year period.  The obligations will phase in over a six year solicitation period, and are expected to peak at an annual commitment level of about $13.6 million/year after six years.  The cost of the contracts is expected to be partially mitigated through the resale of the RECs.  PA 11-80 provides that the remaining costs of the contracts are recoverable through a non bypassable reconciling component of electric rates.  In December 2011, UI and CL&P submitted a joint petition to PURA outlining a plan to address the new requirements.  PURA approved the program in a final decision on April 4, 2012.  UI expects to be issuing the initial program request for proposal during the second quarter of 2012.

PA 11-80 also allows for the development of 30 MW of grid-connected renewable energy whereby UI & CL&P are each allowed to develop projects capable of generating up to 10 MW and the Department of Energy and Environmental Protection (DEEP) is to solicit 10 MW from the market.  In December 2011, DEEP announced that it had selected two 5 MW solar projects in CL&P service territory.  UI anticipates that CL&P will execute contracts to purchase energy and associated products from both projects, and that a sharing arrangement will be executed between UI and CL&P.  Pursuant to PA 11-80, the costs of payments made to projects are recoverable through a non bypassable reconciling component of electric rates.  On January 18, 2012, UI filed a proposal with PURA outlining a framework for approval of UI’s renewable connections program under which UI would develop up to 10 MW of renewable generation for recovery on a cost of service basis.  UI expects PURA to issue a final decision in the third quarter of 2012.

New England East-West Solution

Pursuant to an agreement with CL&P (the Agreement), UI has the right to invest in, and own transmission assets associated with, the Connecticut portion of CL&P’s New England East West Solution (NEEWS) projects to improve regional energy reliability.  NEEWS consists of four inter-related transmission projects being developed by subsidiaries of Northeast Utilities (NU), the parent company of CL&P, in collaboration with National Grid USA.  Three of the projects have portions located in Connecticut:  (1) the Greater Springfield Reliability Project, (2) the Interstate

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Reliability Project and (3) the Central Connecticut Reliability Project.  In December 2011, CL&P submitted an application to the Connecticut Siting Council seeking siting approval of the Interstate Reliability Project.

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

Through March 31, 2012, UI has made deposits totaling $10.9 million in NEEWS and expects to make the remaining deposits over a period of three to five years, depending on the timing and amount of CL&P’s capital expenditures and the projects’ in service dates.  UI earned pre-tax income of approximately $0.3 million on such deposits in the three month period ended March 31, 2012.  On April 30, 2012, UI made an additional deposit in NEEWS of approximately $2.1 million.

Gas Distribution

Rates

The allowed returns on equity established by PURA are 9.41% and 9.36% for CNG and SCG, respectively.  Berkshire’s rates are established by the DPU.  Berkshire’s 10-year rate plan, which was approved by the DPU, expired on January 31, 2012.  The ROE approved in Berkshire’s rate plan is 10.5%.  Berkshire is currently assessing what action, if any, should be taken and continues to charge the rates that were in effect at the end of the rate plan.

(D)	SHORT-TERM CREDIT ARRANGEMENTS

As of March 31, 2012, $214 million of borrowings were outstanding under a revolving credit agreement with a group of banks that will expire on November 30, 2016 (the UIL Holdings Credit Facility).  Under the UIL Holdings Credit Facility, UIL Holdings has outstanding standby letters of credit in the aggregate amount of $4.3 million, which expire on January 31, 2013 and June 16, 2012.  In addition, UI has an outstanding standby letter of credit in the amount of $0.4 million, which expires on December 31, 2012.  Available credit under the UIL Holdings Credit Facility at March 31, 2012 totaled $181.3 million for UIL Holdings and its subsidiaries in the aggregate.  UIL Holdings records borrowings under the UIL Holdings Credit Facility as short-term debt, but the UIL Holdings Credit Facility provides for longer term commitments from banks allowing UIL Holdings to borrow and reborrow funds, at its option, until its expiration, thus affording UIL Holdings flexibility in managing its working capital requirements.

As of March 31, 2012, UIL Holdings had no short-term borrowings outstanding under its money market loan arrangement with JPMorgan Chase Bank.

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

(E)	INCOME TAXES

The combined statutory federal and state income tax rates for UIL Holdings for the three month periods ended March 31, 2012 and 2011 were 40.9% and 40.4%, respectively. The increase in the combined statutory federal and state income tax rate for the 2012 period was due to legislation enacted in Connecticut in 2011 which imposed an additional

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

10% surcharge on the corporation business tax, effective January 1, 2012.  This additional surcharge increased the statutory rate of the Connecticut corporation business tax from 8.25% to 9%.

Differences in the treatment of certain transactions for book and tax purposes occur which cause the rate of UIL Holdings’ reported income tax expense to differ from the statutory tax rate described above.  The effective book income tax rates for the three month periods ended March 31, 2012 and March 31, 2011 were 39.4% and 37.3%, respectively.

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(F)	SUPPLEMENTARY INFORMATION

	Three Months Ended
	March 31,
	2012	2011
	(In Thousands)
Depreciation and Amortization
Property, plant and equipment depreciation	$26,180	$23,645
Amortization of nuclear plant regulatory assets	10,756	10,748
Amortization of other regulatory assets	9,204	10,566
Other amortization	419	12
Total Amortization	20,379	21,326
Total Depreciation and Amortization	$46,559	$44,971

Taxes - Other than Income Taxes
Operating:
Connecticut gross earnings	$19,431	$24,266
Local real estate and personal property	9,189	8,423
Payroll taxes	1,898	3,038
Other	82	(220)
Total Taxes - Other than Income Taxes	$30,600	$35,507

Other Income and (Deductions), net
Interest income	$422	$722
Allowance for funds used during construction - equity	2,248	2,645
Allowance for funds used during construction - debt	2,170	2,015
Conservation & Load Management incentive	251	271
ISO load response, net	1,390	159
Miscellaneous other income and (deductions) - net	2,436	(1,147)
Total Other Income and (Deductions), net	$8,917	$4,665

(G)	PENSION AND OTHER BENEFITS

During the three months ended March 31, 2012, UIL Holdings made pension contributions of $29.9 million.  Additional contributions during the remainder of 2012 are expected to be approximately $27.8 million.

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

The following table represents the components of net periodic benefit cost for pension and other postretirement benefits (OPEB) as well as the actuarial weighted-average assumptions used in calculating net periodic benefit cost for the three month periods ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$3,008	$3,143	$401	$541
Interest cost	10,368	10,121	1,562	1,659
Expected return on plan assets	(11,219)	(10,647)	(626)	(741)
Amortization of:
Prior service costs	162	161	(17)	(25)
Transition obligation (asset)	-	-	98	255
Actuarial (gain) loss	3,294	3,507	241	502
Net periodic benefit cost	$5,613	$6,285	$1,659	$2,191

Discount rate	5.05%-5.30%	5.10%-5.35%	5.05%-5.30%	5.15%-5.30%
Average wage increase	3.50%-3.80%	3.50%-3.80%	N/A	N/A
Return on plan assets	7.75%-8.00%	8.25%-8.50%	5.56%-8.00%	6.83%-8.25%
Composite health care trend rate (current year)	N/A	N/A	8.00%	7.80%-8.50%
Composite health care trend rate (2018 forward)	N/A	N/A	5.00%	4.50%-5.00%

N/A – not applicable

(H)	RELATED PARTY TRANSACTIONS

A Director of UIL Holdings holds a beneficial interest in the building located at 157 Church Street, New Haven, Connecticut, where UIL Holdings leases office space. UIL Holdings’ lease payments for this office space for each of the three month periods ended March 31, 2012 and 2011 totaled $2.6 million.

(J)	COMMITMENTS AND CONTINGENCIES

Connecticut Yankee Atomic Power Company

UI has a 9.5% stock ownership share in the Connecticut Yankee Atomic Power Company (Connecticut Yankee), the carrying value of which was $0.2 million as of March 31, 2012.  In 1996, the Board of Directors of Connecticut Yankee voted unanimously to retire the Connecticut Yankee nuclear plant (the Connecticut Yankee Unit) from commercial operation.  Connecticut Yankee updates the cost of its remaining decommissioning activity, which consists primarily of ground water monitoring and nuclear fuel storage, at least annually, and provides UI with a projected recovery schedule depicting annual costs expected to be billed to UI, including a return on investment over the term of the projected recovery period.  The present value of these costs is calculated using UI’s weighted-average cost of capital and, after consideration of recoverability, recorded as a Connecticut Yankee Contract Obligation and a corresponding regulatory asset.  At March 31, 2012, UI has regulatory approval to recover in future rates (through the CTA) its $13.5 million regulatory asset for Connecticut Yankee over a term ending in 2015.

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

A site on the Mill River in New Haven was conveyed by UI in 2000 to an unaffiliated entity, Quinnipiac Energy LLC (QE), reserving to UI permanent easements for the operation of its transmission facilities on the site.  At the time of the sale, a fund of approximately $1.9 million, an amount equal to the then-current estimate for remediation, was placed in escrow for purposes of bringing soil and groundwater on the site into compliance with applicable environmental laws.  As of March 31, 2012, approximately $0.1 million of the escrow fund remains.  QE has since sold the property to Evergreen Power, LLC (Evergreen Power) and Asnat Realty LLC (Asnat).  UI is unaware of what agreement was reached between QE and Evergreen Power and Asnat regarding future environmental liability or what remediation activity remains to be undertaken at the site.  In July 2008, Evergreen Power and Asnat submitted a claim to UI seeking compensation for environmental remediation on the property, including the existing building which remains on the site. On January 5, 2012, Evergreen Power and Asnat filed a lawsuit in federal district court in Connecticut against UI seeking, among other things, (i) an order directing UI to reimburse the plaintiffs for costs they have incurred and will incur for the testing, investigating, and remediating of hazardous substances at the property and (ii) an order directing UI to investigate and remediate the property.  UI’s knowledge of the current conditions at the site is insufficient to make a reasonable update of the original $1.9 million remediation estimate.  UIL Holdings cannot presently assess the potential financial impact, if any, of the suit, and thus has not recorded a liability related to it.

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

The Gas Companies own or have previously owned properties where Manufactured Gas Plants (MGPs) historically operated.  MGP operations have led to contamination of soil and groundwater with petroleum hydrocarbons, benzene and metals, among other things, at these properties, the regulation and cleanup of which is regulated by the federal Resource Conservation and Recovery Act as well as other federal and state statutes and regulations.  Each of the Gas Companies has or had an ownership interest in one of such properties contaminated as a result of MGP-related activities.  Under the existing regulations, the cleanup of such sites requires state and at times, federal, regulators’ involvement and approval before cleanup can commence.  In certain cases, such contamination has been evaluated, characterized and remediated.  In other cases, the sites have been evaluated and characterized, but not yet remediated.  Finally, at some of these sites, the scope of the contamination has not yet been fully characterized; no liability was recorded in respect of these sites as of March 31, 2012.  In the past, the Gas Companies have received approval for the recovery of MGP-related remediation expenses from customers through rates and they will seek recovery in rates for ongoing MGP-related remediation expenses for all of their MGP sites.

SCG owns property on Housatonic Avenue in Bridgeport, CT, a former MGP site.  Costs associated with the remediation of the site could be significant and will be subject to a review by PURA as to whether these costs are recoverable in rates.  UIL Holdings cannot presently estimate the costs of remediation or the likelihood of recoverability.  As such, as of March 31, 2012, no liability related to this claim has been recorded.

SCG owns property located on Chapel Street in New Haven, CT, the site of one of its former operations centers and a former MGP site.  SCG may be subject to remediation expenses for part of the site, which could be significant and will be subject to a review by PURA as to whether these costs are recoverable in rates.  UIL Holdings cannot presently estimate the costs of remediation or the likelihood of recoverability.  As such, as of March 31, 2012, no liability related to this claim has been recorded.

A property located on Columbus Boulevard in Hartford, CT is the former Operations Center and Corporate Headquarters of CNG.  The property is also a former MGP site.  Costs associated with the remediation of the site could be significant and will be subject to a review by PURA as to whether these costs are recoverable in rates.  UIL Holdings cannot presently estimate the costs of remediation or the likelihood of recoverability.  As such, as of March 31, 2012, no liability related to this claim has been recorded.

A site on Mill Street in Greenfield, MA is currently owned by Berkshire and is used as a regional operations center.  This site is on the Massachusetts Department of Environmental Protection (MDEP) list of confirmed disposal sites and investigation and remediation of contamination resulting from disposal of byproducts and wastes generated by the historic coal and water gas manufacturing operations is ongoing.  Extensive soil, and coal tar product non-aqueous phase liquid (NAPL) recovery and remediation work on the land side of the property has been completed, and sediments containing NAPL have been removed from the adjoining Green River.  Further evaluation of the NAPL distribution in the river sediments and in the subsurface in stream banks on an adjacent property are ongoing and will involve additional remediation activities.  Future expenses potentially in excess of $5.0 million are anticipated.  After completion of the additional remedial activities, there will be ongoing monitoring and reporting to the MDEP that will continue on the site for the foreseeable future.  UIL Holdings has accrued $5.6 million for such expenses as of March 31, 2012.

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

Berkshire formerly owned a site on East Street (the East Street Site) in Pittsfield, MA that was used for gas manufacturing operations.  The East Street Site is part of a larger site known as the GE–Pittsfield/Housatonic River Site.  The East Street Site is listed on the MDEP list of confirmed disposal sites.  Berkshire sold the East Street Site to the General Electric Company (GE) in the 1970s and was named a potentially responsible party by the EPA in 1990.  GE filed suit against Berkshire in 2000 seeking reimbursement of and contribution toward costs incurred by GE in responding to releases of hazardous substances attributed to Berkshire’s predecessor at the East Street Site.  Berkshire was found liable to GE under the federal Comprehensive Environmental Response, Compensation and Liability Act and the Massachusetts Oil and Hazardous Materials Release Prevention and Response Act for costs that GE has and will incur in response to historic releases attributed to Berkshire’s predecessor.  In December 2002, Berkshire reached a settlement with GE (the Settlement Agreement) which provides, among other things, a framework for Berkshire and GE to allocate various monitoring and remediation costs at the East Street Site.  GE has previously made several requests for contribution under the terms of the Settlement Agreement.  In September 2011, GE sent Berkshire a letter demanding approximately $1.1 million which GE believes represents Berkshire’s share of response costs incurred by GE at the East Street Site from January 1, 2006 through December 31, 2010.  The parties are continuing their discussions regarding GE’s claim. Berkshire expects that it and GE will continue to operate under the terms of the Settlement Agreement in connection with the East Street Site.  As of March 31, 2012, UIL Holdings has accrued approximately $2.7 million for these and future costs incurred by GE in responding to releases of hazardous substances by Berkshire at the East Street Site.

To date, Berkshire has received approval from the DPU for recovery of its environmental expenses in its customer rates.  While management cannot predict the exact costs of the ongoing and future remediation and monitoring expenses, the company will seek regulatory rate recovery of these expenses.

Middletown/Norwalk Transmission Project

The general contractor and two subcontractors responsible for civil construction work in connection with the installation of UI’s portion of the Middletown/Norwalk Transmission Project’s underground electric cable system filed lawsuits in Connecticut state court on September 22, 2009, March 23, 2009 and January 25, 2010, respectively.  The claims, as revised by the general contractor in October 2011, sought payment for change order requests of approximately $33.3 million, a 10% general contractor mark-up on any approved subcontractor change order claims (approximately $2.3 million), interest, costs, and attorneys' fees.

In December 2011, UI settled claims brought by the two subcontractors and their respective lawsuits were dismissed with prejudice.  The claim by the general contractor was not settled and UI is vigorously defending the litigation.  Based on the settlement of the claims of the two subcontractors, UI estimates that the claims of the general contractor have been reduced to approximately $8.4 million, exclusive of the contractor’s claims for interest, costs, and attorneys’ fees.  UI also is pursuing an indemnification claim against the general contractor.

UI expects to recover amounts paid to resolve the change order requests through its transmission revenue requirements.

Purchase and Sale Agreement

As part of its plan to consolidate operations and office personnel, on July 7, 2011, UI entered into an agreement for the sale of the Electric System Work Center (ESWC) located at 801 Bridgeport Avenue in Shelton, CT for approximately $10.2 million.  UI acquired the ESWC for approximately $16 million and expects to recover any loss resulting from the sale of the property through the regulatory process.  The transaction, which has been approved by PURA, is expected to close by the first quarter of 2014 after the completion of due diligence, zoning approval, and site plan approval periods.

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(K)	FAIR VALUE MEASUREMENTS

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

The following tables set forth UIL Holdings’ financial assets and liabilities, other than pension benefits and OPEB, which were accounted for at fair value on a recurring basis as of March 31, 2012 and December 31, 2011.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2012	(In Thousands)
Assets:
Contracts for differences	$-	$-	$79,795	$79,795
Weather insurance contracts	-	-	7,000	7,000
Noncurrent investments available for sale	9,861	-	-	9,861
Deferred Compensation Plan	3,579	-	-	3,579
Supplemental retirement benefit trust life insurance policies	-	6,235	-	6,235
	$13,440	$6,235	$86,795	$106,470

Liabilities:
Contracts for differences	$-	$-	$255,911	$255,911
Long-term debt	-	1,715,269	-	1,715,269
	$-	$1,715,269	$255,911	$1,971,180
Net fair value assets/(liabilities), March 31, 2012	$13,440	$(1,709,034)	$(169,116)	$(1,864,710)

December 31, 2011
Assets:
Contracts for differences	$-	$-	$83,942	$83,942
Weather insurance contracts	-	-	3,512	3,512
Noncurrent investments available for sale	9,152	-	-	9,152
Deferred Compensation Plan	3,739	-	-	3,739
Supplemental retirement benefit trust life insurance policies	-	5,655	-	5,655
	$12,891	$5,655	$87,454	$106,000

Liabilities:
Contracts for differences	$-	$-	$268,035	$268,035
Long-term debt	-	1,715,724	-	1,715,724
	$-	$1,715,724	$268,035	$1,983,759
Net fair value assets/(liabilities), December 31, 2011	$12,891	$(1,710,069)	$(180,581)	$(1,877,759)

The determination of fair value of the CfDs was based on a probability-based expected cash flow analysis that was discounted at the March 31, 2012 or December 31, 2011 risk-free interest rates, as applicable, and an adjustment for non-performance risk using credit default swap rates.  Certain management assumptions were required, including development of pricing that extended over the term of the contracts.  For information regarding the determination of the fair value of the weather insurance contracts, see Note (A) “Business Organization and Statement of Accounting Policies – Derivatives.”  Additional quantitative information about Level 3 fair value measurements is as follows:

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

	Unobservable Input	Range

Contracts for differences	Risk of non-performance	0.94% - 2.62%
	Discount rate	2.23% - 2.62%
	Forward pricing ($ per MW)	$1.40 - $10.51
Weather insurance contracts	Heating degree days	3,804 - 5,012

Significant isolated changes in the risk of non-performance, the discount rate or the contract term pricing would result in an inverse change in the fair value of the CfDs.  A significant change in heating degree days would result in an inverse change in the fair value of the weather derivative contracts.

In addition, UIL performed an assessment of risks related to obtaining regulatory, legal and siting approvals, as well as obtaining financing resources and ultimately attaining commercial operation.   PURA has determined that changes in fair value associated with the CfDs are fully recoverable.  As a result, such changes have no impact on UIL Holdings’ net income.

Fair value of long-term debt is based on evaluated prices that reflect significant observable market information such as reported trades, actual trade information of similar securities, benchmark yields, broker/dealer quotes of new issue prices and relevant credit information.

The fair value of the noncurrent investments available for sale is determined using quoted market prices in active markets for identical assets.  The investments primarily consist of money market funds.

Under the UIL Deferred Compensation Plan (DCP), directors, named executive officers and certain other executives may elect to defer certain elements of compensation.  Participants in the DCP are permitted to direct investments of their elective deferral accounts into “deemed” investments consisting of mutual funds and UIL Holdings common stock equivalents.  These investments, which are actively traded in sufficient frequency and volume to provide pricing information on an ongoing basis, are marked-to-market in accordance with ASC 815 “Derivatives and Hedging” based upon such pricing information.

The determination of the fair value of the supplemental retirement benefit trust life insurance policies was based on quoted prices as of March 31, 2012 and December 31, 2011 in the active markets for the various funds within which the assets are held.

The following tables set forth a reconciliation of changes in the fair value of the assets and liabilities above that are classified as Level 3 in the fair value hierarchy for the three month period ended March 31, 2012.

Three Months Ended
March 31, 2012
(In Thousands)

Net fair value assets/(liabilities), December 31, 2011	$(180,581)
Unrealized gains and (losses), net
Included in earnings	3,488
Included in regulatory assets/(liabilities)	7,977
Net fair value assets/(liabilities), March 31, 2012	$(169,116)

Change in unrealized gains (losses), net relating to net fair value assets/(liabilities), still held as of March 31, 2012	$11,465

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

The following table sets forth a reconciliation of changes in the net regulatory asset/(liability) balances that were established to recover any unrealized gains/(losses) associated with the CfDs for the three month period ended March 31, 2012.  The amounts offset the net contract for differences liabilities included in the derivative liabilities detailed above.

Three Months Ended
March 31, 2012
(In Thousands)

Net regulatory assets/(liabilities), December 31, 2011	$184,093
Unrealized (gains) and losses, net	(7,977)
Net regulatory assets/(liabilities), March 31, 2012	$176,116

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(M)	SEGMENT INFORMATION

UIL Holdings has three reporting segments:  Electric Distribution, Electric Transmission and Gas Distribution.  Revenues from inter-segment transactions are not material.  All of UIL Holdings’ revenues are derived in the United States.  The following measures of segment profit and loss are utilized by management to make decisions about allocating resources to the segments and assessing performance.  The following table reconciles certain segment information with that provided in UIL Holdings’ Consolidated Financial Statements.  In the table, distribution includes all electric utility revenue and expenses except for transmission, which is provided in a separate column.  “Other” includes the information for the remainder of UIL Holdings’ non-utility activities and unallocated corporate costs.

	Three months ended March 31, 2012
	Electric Distribution and Transmission
	Distribution	Transmission	Total	Gas Distribution	Other	Total
Operating Revenues	$141,113	$49,393	$190,506	$267,271	$561	$458,338
Purchased power and gas	40,658	-	40,658	150,805	-	191,463
Operation and maintenance	45,069	11,097	56,166	29,916	125	86,207
Transmission wholesale	-	16,048	16,048	-	-	16,048
Depreciation and amortization	20,479	3,493	23,972	22,141	446	46,559
Taxes - other than income taxes	10,709	5,709	16,418	14,179	3	30,600
Operating Income (Loss)	24,198	13,046	37,244	50,230	(13)	87,461

Other Income and (Deductions), net	5,056	1,021	6,077	2,646	194	8,917

Interest Charges, net	7,278	3,561	10,839	6,820	5,587	23,246

Income Before Income Taxes and Equity Earnings	21,976	10,506	32,482	46,056	(5,406)	73,132
Income Taxes	12,233	3,091	15,324	17,596	(2,377)	30,543
Income Before Equity Earnings	9,743	7,415	17,158	28,460	(3,029)	42,589
Income from Equity Investments	4,487	-	4,487	-	-	4,487
Net Income	14,230	7,415	21,645	28,460	(3,029)	47,076
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	-	-	-	26	-	26
Net Income attributable to UIL Holdings	$14,230	$7,415	$21,645	$28,434	$(3,029)	$47,050

	Three months ended March 31, 2011
	Electric Distribution and Transmission
	Distribution	Transmission	Total	Gas Distribution	Other	Total
Operating Revenues	$151,629	$46,597	$198,226	$362,824	$3	$561,053
Purchased power and gas	49,263	-	49,263	229,343	-	278,606
Operation and maintenance	49,340	6,998	56,338	28,622	172	85,132
Transmission wholesale	-	17,022	17,022	-	-	17,022
Depreciation and amortization	21,216	3,070	24,286	20,673	12	44,971
Taxes - other than income taxes	11,438	6,825	18,263	17,244	-	35,507
Operating Income (Loss)	20,372	12,682	33,054	66,942	(181)	99,815

Other Income and (Deductions), net	4,175	1,446	5,621	(921)	(35)	4,665

Interest Charges, net	7,492	2,962	10,454	7,032	5,988	23,474

Income Before Income Taxes and Equity Earnings	17,055	11,166	28,221	58,989	(6,204)	81,006
Income Taxes	8,390	3,468	11,858	21,568	(2,416)	31,010
Income Before Equity Earnings	8,665	7,698	16,363	37,421	(3,788)	49,996
Income from Equity Investments	2,062	-	2,062	-	-	2,062
Net Income	10,727	7,698	18,425	37,421	(3,788)	52,058
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	-	-	-	14	-	14
Net Income attributable to UIL Holdings	$10,727	$7,698	$18,425	$37,407	$(3,788)	$52,044

	Electric Distribution and Transmission (1)
	Distribution	Transmission	Total	Gas Distribution	Other	Total
Total Assets at March 31, 2012	$-	$-	$2,697,111	$1,912,142	$55,633	$4,664,886

Total Assets at December 31, 2011	$-	$-	$2,716,460	$1,953,079	$75,070	$4,744,609

(1) Information for segmenting total assets between Distribution and Transmission is not available. Total UI assets are disclosed in the Total Electric Distribution and Transmission column. Net plant in service is segregated by segment and, as of March 31, 2012, was $984.3 million and $569.2 million for Distribution and Transmission, respectively. Net plant in service segregated by segment as of December 31, 2011, was $1,029.8 million and $495.8 million for Distribution and Transmission, respectively.

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

UI is also a 50-50 joint venturer with NRG Energy, Inc. (NRG) in GCE Holding LLC, whose wholly owned subsidiary, GenConn Energy LLC (collectively, GenConn) was chosen by the Public Utilities Regulatory Authority (PURA) to build and operate new peaking generation plants in Devon (GenConn Devon) and Middletown (GenConn Middletown), to help address Connecticut’s need for power generation during the heaviest load periods.

Electric Distribution and Transmission

UI is an electric distribution and transmission utility whose structure and operations are significantly affected by legislation and regulation.  UI’s rates and authorized return on equity are regulated by PURA and the Federal Energy Regulatory Commission (FERC).  Legislation and regulatory decisions implementing legislation establish a framework for UI’s operations.  Other factors affecting UI’s financial results are operational matters, such as the ability to manage expenses, uncollectibles and capital expenditures, in addition to sales volume and major weather disturbances.  Sales volume is not expected to have an impact on distribution earnings during the current decoupling pilot program established in the UI’s 2008 distribution rate case final decision.  The extent to which sales volume will have an impact on UI’s financial results beyond such period will depend upon the nature and extent of decoupling implemented by PURA during UI’s next general rate proceeding.  UI expects to continue to make capital investments in its distribution and transmission infrastructure.

PURA has opened an investigation of the service response and communications of UI, among other utilities, following power outages resulting from Tropical Storm Irene, which passed through Connecticut in August 2011, and the autumn nor’easter, which passed through Connecticut in October 2011 (the Storms).  UI expects PURA to issue a final decision in June 2012.  On January 9, 2012, a panel formed by Connecticut Governor Malloy issued its “Report of the Two Storm Panel” (the Report).  The Report considered areas such as (i) utility preparedness, tree trimming and infrastructure hardening, (ii) communications and information sharing, and (iii) municipal matters such as preparedness, road safety and shelter operations.  The Report also makes a number of recommendations with respect to emergency preparedness in the State of Connecticut. UI is unable to assess if any of the recommendations related to Connecticut’s utilities will be implemented in the future, but expects any costs associated with any related legislative or regulatory action to be fully recoverable.

Index

Rates

UI’s allowed distribution return on equity established by PURA is 8.75%.   UI is required to return 50% of any distribution earnings over the allowed twelve month level to customers by means of an earnings sharing mechanism.

UI filed its distribution 2011 rate year decoupling results with PURA on April 2, 2012.  PURA is expected to issue a decision on the decoupling adjustment in the third quarter of 2012.  Additionally, last resort service Generation Service Charge (GSC) rates have been approved for the period through June 30, 2012.

Transmission Return on Equity (ROE)

PURA decisions do not affect the revenue requirements determination for transmission, including the applicable return on equity (ROE), which are within the jurisdiction of the FERC.  For 2012, UI is estimating an overall allowed weighted-average ROE for its transmission business in the range of 12.2% to 12.4%.

In September 2011, several New England governmental entities, including PURA, the Connecticut Attorney General and the Connecticut Office of Consumer Counsel, filed a complaint with the FERC against ISO-NE and several New England transmission owners, including UI, claiming that the current approved base ROE on transmission investments of 11.14% is not just and reasonable and seeking a reduction of the base ROE to 9.20%.  The New England transmission owners filed their response to the complaint in October 2011, opposing any change to the base ROE as unsupported.  The FERC is not required to and has not yet issued a schedule for the proceeding.  UI is unable to predict the outcome at this time.

Power Supply Arrangements

UI has wholesale power supply agreements in place for the supply of all of its standard service customers for all of 2012 and 40% of 2013.  Supplier of last resort service is procured on a quarterly basis.  UI determined that its contracts for standard service and supplier of last resort service are derivatives under ASC 815 “Derivatives and Hedging” and elected the “normal purchase, normal sale” exception under ASC 815 “Derivatives and Hedging.”  As such, UI regularly assesses the accounting treatment for its power supply contracts.  These wholesale power supply agreements contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt was to fall below investment grade.  In October 2011, Moody’s Investor Services released its updated credit opinion for UI and maintained its Baa2 rating with a stable outlook.   In May 2011, Standard & Poors’ Investor Services released its updated credit opinion for UI, maintaining its BBB rating with a stable outlook.  If UI’s credit rating were to decline one rating and UI were to be placed on negative credit watch, monthly amounts due and payable to the power suppliers would be accelerated to semi-monthly payments.  UI’s credit rating would have to decline two ratings to fall below investment grade at either rating service.  If this were to occur, UI would have to deliver collateral security in an amount equal to the receivables due to the sellers for the thirty-day period immediately preceding the default notice.  If such a situation had been in effect as of March 31, 2012, UI would have had to post approximately $9.8 million in collateral.

New Renewable Source Generation

Under a 2011 Connecticut law (PA 11-80), UI and CL&P are required to enter into long-term contracts to purchase Renewable Energy Credits (RECs) from new facilities installed behind distribution customer meters.  Under this program, UI will be required to enter into contracts totaling up to $200 million in commitments over an approximate 21 year period.  The obligations will phase in over a six year solicitation period, and are expected to peak at an annual commitment level of about $13.6 million/year after six years.  The cost of the contracts is expected to be partially mitigated through the resale of the RECs.  PA 11-80 provides that the remaining costs of the contracts are recoverable through a non bypassable reconciling component of electric rates.  In December 2011, UI and CL&P submitted a joint petition to PURA outlining a plan to address the new requirements.  PURA approved the program in a final decision on April 4, 2012.  UI expects to be issuing the initial program request for proposal during the second quarter of 2012.

PA 11-80 also allows for the development of 30 MW of grid-connected renewable energy whereby UI & CL&P are each allowed to develop projects capable of generating up to 10 MW and the Department of Energy and Environmental Protection (DEEP) is to solicit 10 MW from the market.  In December 2011, DEEP announced that it had selected two 5 MW solar projects in CL&P service territory.  UI anticipates that CL&P will execute contracts to

Index

purchase energy and associated products from both projects, and that a sharing arrangement will be executed between UI and CL&P.  Pursuant to PA 11-80, the costs of payments made to projects are recoverable through a non bypassable reconciling component of electric rates.  On January 18, 2012, UI filed a proposal with PURA outlining a framework for approval of UI’s renewable connections program under which UI would develop up to 10 MW of renewable generation for recovery on a cost of service basis.  UI expects PURA to issue a final decision in the third quarter of 2012.

Competitive Transition Assessment (CTA)

UI’s CTA collection recovers costs that have been reasonably incurred, or will be incurred, to meet its public service obligations and that will likely not otherwise be recoverable in a competitive market.  These “stranded costs” include above-market long-term purchased power contract obligations, regulatory asset recovery and above-market investments in power plants.  A portion of UI’s earnings is generated by the authorized return on the equity portion of unamortized stranded costs in the CTA rate base.  UI’s after-tax earnings attributable to CTA for the three months ended March 31, 2012 and 2011 were $0.7 million and $1.1 million, respectively.  A portion of UI’s cash flow from operations is also generated from those earnings and from the recovery of the CTA rate base and other stranded costs.  Cash flow from operations related to CTA amounted to $10.5 million and $10.1 million the three months ended March 31, 2012 and 2011, respectively.  The CTA rate base has declined from year to year for a number of reasons, including amortization of stranded costs, the sale of UI’s nuclear units, and adjustments made through the annual PURA review process.  The original rate base component of stranded costs, as of January 1, 2000, was $433 million.  It has since declined to $65.2 million as of March 31, 2012.  In the future, UI’s CTA earnings will decrease while, based on UI’s current projections, cash flow will remain fairly constant until stranded costs are fully amortized.  Total CTA cost recovery is currently projected to be completed in 2015, with stranded cost amortization expected to end in 2013.  The date by which stranded costs are fully amortized depends primarily upon PURA’s future decisions and potential legislative activities, which could affect future rates of stranded cost amortization.

New England East-West Solution

Pursuant to an agreement with CL&P (the Agreement), UI has the right to invest in, and own transmission assets associated with, the Connecticut portion of CL&P’s New England East West Solution (NEEWS) projects to improve regional energy reliability.  NEEWS consists of four inter-related transmission projects being developed by subsidiaries of Northeast Utilities (NU), the parent company of CL&P, in collaboration with National Grid USA.  Three of the projects have portions located in Connecticut:  (1) the Greater Springfield Reliability Project, (2) the Interstate Reliability Project and (3) the Central Connecticut Reliability Project.  In December 2011, CL&P submitted an application to the Connecticut Siting Council seeking siting approval of the Interstate Reliability Project.

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

Through March 31, 2012, UI has made deposits totaling $10.9 million in NEEWS and expects to make the remaining deposits over a period of three to five years, depending on the timing and amount of CL&P’s capital expenditures and the projects’ in service dates.  UI earned pre-tax income of approximately $0.3 million on such deposits in the three month period ended March 31, 2012.  On April 30, 2012, UI made an additional deposit in NEEWS of approximately $2.1 million.

Equity Investment in Peaking Generation

UI is a 50-50 joint venturer with NRG in GenConn, which was chosen by PURA to build and operate two new peaking generation plants to help address Connecticut’s need for power generation during the heaviest load periods.  The two new peaking generation projects, GenConn Devon and GenConn Middletown, are both operating in the

Index

ISO-New England markets.  PURA has approved revenue requirements for the period from January 1, 2012 through December 31, 2012 of $34 million and $42.3 million for GenConn Devon and GenConn Middletown, respectively.

As of March 31, 2012, UI’s equity investment in GenConn was $130.8 million.  UI’s income from its equity investment in GenConn was $4.5 million and $2.1 million for the three month periods ended March 31, 2012 and 2011, respectively.  During the three month period ended March 31, 2012, UI received cash distributions from GenConn of $4.7 million.  As of March 31, 2012, the undistributed earnings from UI’s equity investment in GenConn were approximately $4.3 million.

Gas Distribution

Rates

The allowed returns on equity established by PURA are 9.41% and 9.36% for CNG and SCG respectively.  Berkshire’s rates are established by the DPU.  Berkshire’s 10-year rate plan, which was approved by the DPU, expired on January 31, 2012.  The ROE approved in Berkshire’s rate plan is 10.5%.  Berkshire is currently assessing what action, if any, should be taken.

UIL Holdings Corporation

Derivatives

In accordance with FASB ASC 820 “Fair Value Measurements and Disclosures,” UIL Holdings applies fair value measurements to certain assets and liabilities, a portion of which fall into Level 3 of the fair value hierarchy as pricing inputs include significant inputs that are generally less observable from objective sources.  As of March 31, 2012, the assets and liabilities that are accounted for at fair value on a recurring basis as Level 3 instruments, which consist primarily of contracts for differences and weather insurance contracts, represent 81.5% of the total amount of assets, and 13% of the total amount of liabilities accounted for at fair value on a recurring basis.  The determination of fair value of the contracts for differences is based on a probability-based expected cash flow analysis that is discounted at risk-free interest rates and an adjustment for non-performance risk using credit default swap rates.  Certain management assumptions were made in this valuation process, including development of pricing that extended over the term of the contracts.  In addition, UIL performs an assessment of risks related to obtaining regulatory, legal and siting approvals, as well as obtaining financing resources and ultimately attaining commercial operation.

PURA has determined that costs associated with the contracts for differences are fully recoverable.  As a result, there is no impact on UIL Holdings’ net income, because any unrealized gains/(losses) resulting from quarterly mark-to-market adjustments are offset by the establishment of regulatory assets/(liabilities) that have been recognized for the purpose of such recovery.

In October 2011, SCG and CNG each entered into weather insurance contracts for the winter period of November 1, 2011 through April 30, 2012 in order to provide financial protection from significant weather fluctuations.  According to the terms of each contract, if temperatures are warmer than normal at a prescribed level for the contract period, SCG and CNG will each receive a payment, up to the maximum amount allowed under the contracts of $3 million; however, if temperatures are colder than normal at a prescribed level for the contract period, SCG and CNG will each make a payment of up to a maximum of $2 million.  Each of SCG and CNG estimates that it will receive a payment of $3 million upon the expiration of their respective contracts.  The premiums paid are amortized over the terms of the contracts.  The fair value of the contracts is carried on the balance sheet as a derivative with changes in value recorded in the income statement as Other Income and (Deductions).  The derivative asset related to these contracts totaled $6 million and $3.5 million at March 31, 2012 and December 31, 2011, respectively.

In November 2011, Berkshire entered into a weather insurance contract for 2012 in order to provide financial protection from significant weather fluctuations.  According to the terms of the contract, if temperatures are warmer than normal for the contract period, Berkshire will receive a payment, up to the maximum amount allowed under the contract of $1 million.  The premiums paid are amortized over the term of the contract.  The fair value of the

Index

contract is carried on the balance sheet as a derivative with changes in value recorded in the income statement as Other Income and (Deductions).  The derivative asset related to this contract totaled $1 million at March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2012, UIL Holdings had $12.0 million of unrestricted cash and temporary cash investments.  This represents a decrease of $19.0 million from the corresponding balance at December 31, 2011.  The components of this decrease, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

(In Millions)

Unrestricted cash and temporary cash investments, December 31, 2011	$31.0

Net cash provided by operating activities	96.8

Net cash provided by (used in) investing activities:
Cash invested in plant - including AFUDC debt	(74.1)
Deposits in NEEWS	(1.3)
Restricted cash (1)	0.8
Other	0.2
(74.4)

Net cash provided by (used in) financing activities:
Line of credit borrowings (repayments), net	(21.0)
Dividend payments	(21.8)
Other financing activities	1.4
(41.4)
Net change in cash	(19.0)

Unrestricted cash and temporary cash investments, March 31, 2012	$12.0

(1) As of March 31, 2012, UIL Holdings had $5.7 million in restricted cash, which primarily relates to Electric Distribution and Transmission capital projects, and which has been withheld by UI and will remain in place until the verification of fulfillment of contractor obligations.

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

Multiple series of pollution control revenue bonds, in the aggregate principal amount outstanding of $103.5 million, for which UI is responsible for the payment of principal and interest, were due to be remarketed in the municipal bond market on February 1, 2012.  Due to conditions in the municipal bond market, UIL Holdings determined it was economically favorable to refinance the bonds with senior unsecured notes issued in the private placement market.  Such notes were issued on January 30, 2012 as follows: 3.61%, Series B, due January 31, 2022, in the principal amount of $51.5 million and 4.89%, Series D, due January 30, 2042, in the principal amount of $52 million.

UI received cash distributions from GenConn of $4.7 million during the three month period ended March 31, 2012.

Other Sources of Funding

UIL Holdings, UI, CNG, SCG, and Berkshire are parties to a revolving credit agreement with a group of banks that will expire on November 30, 2016 (the UIL Holdings Credit Facility).  The borrowing limit under the UIL Holdings

Index

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

As of March 31, 2012, there was $214 million outstanding under the UIL Holdings Credit Facility.  UIL Holdings has outstanding standby letters of credit in the aggregate amount of $4.3 million, which expire on January 31, 2013 and June 16, 2012.  In addition, UI has an outstanding standby letter of credit in the amount of $0.4 million, which expires on December 31, 2012.  Available credit under the UIL Holdings Credit Facility at March 31, 2012 totaled $181.3 million for UIL Holdings and its subsidiaries in the aggregate.  UIL Holdings records borrowings under the UIL Holdings Credit Facility as short-term debt, but the UIL Holdings Credit Facility provides for longer term commitments from banks allowing UIL Holdings to borrow and reborrow funds, at its option, until the UIL Holdings Credit Facility expires, thus affording UIL Holdings flexibility in managing its working capital requirements.

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

UIL Holdings filed a shelf registration statement with the SEC on March 8, 2012.  As permitted by the registration statement, UIL Holdings may, from time to time, sell debt, equity or other securities in one or more transactions.  The registration statement expires on March 8, 2015.

UI has PURA approval for the issuance of up to $379 million principal amount of debt securities from 2010 through 2013 (the Proposed Notes).  The proceeds from the sales of the Proposed Notes may be used by UI for the following purposes:  (1) to finance capital expenditures; (2) the repayment, in July 2011, of the equity bridge loan, the proceeds of which were used to finance UI’s equity contribution in GenConn for the development and construction of  GenConn Devon and GenConn Middletown; (3) to fund UI’s pension plan; (4) to partially repay short-term borrowings that are incurred to temporarily fund the preceding needs; (5) to pay for issuance costs related to the Proposed Notes; (6) to repay $103.5 million principal amount outstanding of pollution control revenue bonds, which were remarketed in the municipal bond market in February 2012, and (7) for general corporate purposes.  UI has issued $303.5 million principal amount of senior unsecured notes pursuant to such PURA approval, $100 million of which were issued in July 2010, $103.5 million of which were issued in January 2012 and $100 million of which were issued in April 2012.

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

Uses of Funds

Asset values of funded pension plans as of March 31, 2012 and December 31, 2011 were approximately $598.5 million and $548.1 million, respectively.  During the three months ended March 31, 2012, UIL Holdings made pension contributions of $29.9 million.  Additional contributions during the remainder of 2012 are expected to be approximately $27.8 million.

Index

Other Matters

As of March 31, 2012, UI would have had to post approximately $9.8 million in collateral pursuant to its wholesale power supply arrangements if certain conditions existed at that time.  See “– Major Influences on Financial Condition – Electric Distribution and Transmission – Power Supply Arrangements” for additional information.

Financial Covenants

UIL Holdings and its subsidiaries are required to comply with certain covenants in connection with their respective loan agreements.  The covenants are normal and customary in bank and loan agreements, and UIL Holdings and its subsidiaries were in compliance with such covenants as of March 31, 2012.

2012 Capital Resource Projections

UIL Holdings has revised its planned capital spending for 2012 by decreasing its capital expenditure projections by approximately $25 million from the previously disclosed $335 million projection included in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Contractual and Contingent Obligations

There have been no material changes in UIL Holdings’ 2012 contractual and contingent obligations from those reported in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

CRITICAL ACCOUNTING POLICIES

UIL Holdings’ Consolidated Financial Statements are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty.  Investors need to be aware of these policies and how they impact UIL Holdings’ financial reporting to gain a more complete understanding of UIL Holdings’ Consolidated Financial Statements as a whole, as well as management’s related discussion and analysis presented herein.  While UIL Holdings believes that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts.  The accounting policies and related risks described in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011 are those that depend most heavily on these judgments and estimates.  At March 31, 2012, there have been no material changes to any of the Critical Accounting Policies described therein.

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

As of March 31, 2012, UIL Holdings had certain guarantee contracts outstanding for which no liability has been recorded in the Consolidated Financial Statements.  Refer to Part I, Item 1, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note (J), Commitments and Contingencies,” of this Quarterly Report on Form 10-Q for further discussion of such guarantees.

NEW ACCOUNTING STANDARDS

UIL Holdings reviews new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have.  There have been no new accounting standards issued since the filing of UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011 that UIL Holdings expects to have a material impact on its consolidated financial position, results of operations or liquidity.

Index

RESULTS OF OPERATIONS

Use of Non-GAAP Measures

Within the “Results of Operations” section of this Form 10-Q, tabular presentations showing a comparison of UIL Holdings’ net income and earnings per share (EPS) for the first quarters of 2012 and 2011 are provided, along with reconciliations for certain non-GAAP measures.  The amounts presented show the EPS for each of UIL Holdings’ lines of business calculated by dividing the income of each line of business by the average number of shares of UIL Holdings’ common stock outstanding for the periods presented.  UIL Holdings believes this information is useful in understanding the fluctuations in EPS between the current and prior year periods.

First Quarter 2012 vs. First Quarter 2011

The table below presents a comparison of UIL Holdings’ net income and EPS for the first quarters of 2012 and 2011.

	Quarter Ended	Quarter Ended	2012 More (Less)
	March 31, 2012	March 31, 2011	than 2011

Net Income (Loss) (In Millions except per share amounts)

Electric Distribution and Transmission	$21.6	$18.4	$3.2
Gas Distribution	28.5	37.4	(8.9)
Non-Utility	(3.0)	(3.8)	0.8
Net Income attributable to UIL Holdings	$47.1	$52.0	$(4.9)

EPS
Electric Distribution and Transmission	$0.43	$0.36	$0.07
Gas Distribution	0.56	0.74	(0.18)
Non-Utility	(0.06)	(0.07)	0.01
Total EPS - Basic	$0.93	$1.03	$(0.10)
Total EPS - Diluted	$0.92	$1.02	$(0.10)

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

Overall, UI’s operating revenue decreased by $7.7 million, from $198.2 million in the first quarter of 2011 to $190.5 million in the first quarter of 2012.  Retail revenue decreased $21.7 million, which was primarily attributable to decreases in distribution sales volume resulting from warmer temperatures in the first quarter of 2012 compared to the first quarter of 2011.  Retail sales decreased by 82 million kWh, from 1,380 million kWh in the first quarter of 2011, to 1,298 million kWh in the first quarter of 2012.  Retail sales normalized for the weather impact decreased 29 million kWh, from 1,369 million kWh in the first quarter of 2011, to 1,340 million kWh in the first quarter of 2012.  Other revenues increased $14.6 million, which was primarily attributable to higher transmission revenue as well as the distribution revenue decoupling adjustment.

Purchased power expense decreased by $8.6 million, from $49.3 million in the first quarter of 2011 to $40.7 million in the first quarter of 2012.  The decrease was primarily attributable to decreased costs of procured power and decreased sales volume, as discussed above.

UI’s transmission wholesale expenses decreased by $1 million, from $17.0 million in the first quarter of 2011 to $16.0 million in the first quarter of 2012.  The decrease was primarily attributable to lower regional transmission expenses, of which UI pays a portion based upon its relative load and which are recovered through rates.

Index

UI’s income from equity investments increased by $2.4 million, from $2.1 million in the first quarter of 2011 to $4.5 million in the first quarter of 2012.  The increase was primarily attributable to increased income from the investment in GenConn due to both of GenConn’s peaking generation projects now operating in the ISO-New England markets.

The following discussion details variances which have the most significant impact on net income in the periods presented.  Distribution includes all electric utility revenue and expenses except for transmission.

Distribution

The distribution business had total net income of $14.2 million, an increase of $3.5 million, compared to the first quarter of 2011.  The increase in net income was primarily attributable to increased income from the investment in GenConn, the sale of UI’s load response program and mark-to-market adjustments to non-qualified pension investments.

Transmission

The transmission business had total net income of $7.4 million, a decrease of $0.3 million, compared to the first quarter of 2011.  The decrease was primarily attributable to a decrease in the allowance for funds used during construction (AFUDC) partially offset by income earned on an increase in rate base and increased total deposits in NEEWS.

Gas Distribution

The gas distribution business had net income of $28.5 million, a decrease of $8.9 million, compared to the first quarter of 2011.  The decrease was primarily attributable to lower sales volume due to the impact of warmer weather in the first quarter of 2012 compared to the first quarter of 2011.  The warmer temperatures in the first quarter of 2012 compared to the first quarter of 2011 resulted in a $14.6 million decrease in gross margin.  Compared to normal temperatures for the first quarter of 2012, there was a $12.7 million decrease in gross margin.   The decrease in net income was partially offset by an increase in the fair value of the weather insurance contracts, and a decrease in gross receipts tax.

The Gas Companies’ operating revenue decreased by $95.5 million, from $362.8 million in the first quarter of 2011 to $267.3 million in the first quarter of 2012.  The decrease was primarily attributable to lower sales volume due to warmer weather, as well as lower natural gas prices.  Retail sales decreased by 5.8 million mcf, from 34.9 million mcf in the first quarter of 2011, to 29.1 million mcf in the first quarter of 2012.  Temperatures were warmer in the first quarter of 2012 compared to the first quarter of 2011 which resulted in a 23.4% decrease in heating degree days.  Compared to normal temperatures for the first quarter of 2012, there was a 20.5% decrease in heating degree days.  Variances in natural gas prices have no impact on net income, because the cost associated with such variances is passed through to customers.

Purchased gas expense decreased by $78.5 million, from $229.3 million in the first quarter of 2011 to $150.8 million in the first quarter of 2012.  The decrease was primarily attributable to lower sales volume due to warmer weather, as well as lower natural gas prices.  Variances in natural gas prices have no impact on net income, because the cost associated with such variances is passed through to customers.

The Gas Companies’ O&M expenses increased by $1.3 million, from $28.6 million in the first quarter of 2011, to $29.9 million in the first quarter of 2012.  The increase was primarily attributable to increases in general expenses.

The Gas Companies’ depreciation and amortization increased by $1.4 million, from $20.7 million for the first quarter of 2011 to $22.1 million in the first quarter of 2012.  The increase was primarily attributable to increased depreciation due to increases in plant and equipment.

The Gas Companies’ taxes, other than income taxes, decreased $3.0 million, from $17.2 million in the first quarter of 2011 to $14.2 million in the first quarter of 2012.  The decrease was primarily attributable to lower gross receipts tax due to the decrease in operating revenues.

Index

The Gas Companies’ other income and deductions increased $3.5 million, from  ($0.9) million in the first quarter of 2011 to $2.6 million in the first quarter of 2012.  The increase was primarily attributable to the increase in the fair value of the weather insurance contracts which was due to warmer weather.

Non-Utility

UIL Holdings retains certain costs, primarily interest expense on holding company debt, at the holding company, or “corporate” level which are not allocated to its various subsidiaries.  UIL Corporate incurred net after-tax costs of $3.0 million, or $0.06 per share, in the first quarter of 2012 compared to net after-tax costs of $3.8 million, or
$0.07 per share, in the first quarter of 2011.  The decrease was primarily attributable to a decrease in interest expense resulting from lower short-term borrowings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no additional risks identified and no material changes with regard to items previously disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 4.	Controls and Procedures.

UIL Holdings maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to UIL Holdings’ management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Management designed its disclosure controls and procedures to provide reasonable assurance of achieving the desired control objectives.

UIL Holdings carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of UIL Holdings’ disclosure controls and procedures as of March 31, 2012.  As of March 31, 2012, UIL Holdings’ Chief Executive Officer and its Chief Financial Officer concluded that its disclosure controls and procedures were effective and provided reasonable assurance that the disclosure controls and procedures accomplished their objectives.

Changes in Internal Control Over Financial Reporting

There have been no changes in UIL Holdings’ internal control over financial reporting during the three month period ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, UIL Holdings’ internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A. – Risk Factors.

Shareowners and prospective investors should carefully consider the risk factors that were previously disclosed in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  There have been no material changes to such risk factors.

Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

UIL Holdings repurchased 16,300 shares of common stock in open market transactions to satisfy matching contributions for participants’ contributions into UI’s 401(k)/Employee Stock Ownership Plan in the form of shares of UIL Holdings common stock as follows:

Period	Total Number of Shares Purchased*	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1-31	4,100	$35.56	None	None
February 1-29	4,800	$34.78	None	None
March 1-31	7,400	$35.28	None	None
Total	16,300	$35.21	None	None
* All shares were purchased in open market transactions.  The effects of these transactions did not change the number of outstanding shares of UIL Holdings’ common stock.

Item 6.	Item 6. Exhibits.

(a)	Exhibits:

Exhibit No.	Description
10.1	UIL Holdings Corporation 2012 Non-Qualified Employee Stock Purchase Plan, as amended through April 10, 2012.

31.1	Certification of Periodic Financial Report.

31.2	Certification of Periodic Financial Report.

32	Certification of Periodic Financial Report.

101.INS 101.SCH 101.CAL 101.LAB 101.PRE 101.DEF
The following financial information from the UIL Holdings Quarterly Report on Form 10-Q for the period ended March 31, 2012, filed with the SEC on May 3, 2012, is formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three month periods ended  March 31, 2012 and 2011, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the three month periods ended March 31, 2012 and 2011, (iii)  the Consolidated Balance Sheet as of March 31, 2012 and December 31, 2011, (iv) the Consolidated Statement of Cash Flows for the three month periods ended  March 31, 2012 and 2011 and (v) the Notes to Consolidated Financial Statements.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UIL HOLDINGS CORPORATION

Date	5/3/2012	/s/ Richard J. Nicholas
Richard J. Nicholas
Executive Vice President and Chief Financial Officer