Form 10-Q
period 2012-06-30
UIL HOLDINGS CORP
filed 2012-08-03
CIK 1082510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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
Yes ☐          No ☒

The number of shares outstanding of the issuer’s only class of common stock, as of July 31, 2012 was 50,665,114.

INDEX

PART I.  FINANCIAL INFORMATION

Index

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements
UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(In Thousands except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2012	2011	2012	2011

Operating Revenues	$283,508	$314,049	$741,846	$875,102

Operating Expenses
Operation
Purchased power	34,358	37,311	75,016	86,574
Natural gas purchased	39,953	63,537	190,758	292,880
Operation and maintenance	88,586	90,393	174,793	175,525
Transmission wholesale	17,234	17,607	33,282	34,629
Depreciation and amortization (Note F)	43,048	39,077	89,607	84,048
Taxes - other than income taxes (Note F)	23,822	25,900	54,422	61,407
Total Operating Expenses	247,001	273,825	617,878	735,063
Operating Income	36,507	40,224	123,968	140,039

Other Income and (Deductions), net (Note F)	4,872	5,604	13,789	10,269

Interest Charges, net
Interest on long-term debt	21,825	22,670	42,927	44,007
Other interest, net (Note F)	1,312	422	2,847	1,729
	23,137	23,092	45,774	45,736
Amortization of debt expense and redemption premiums	599	505	1,208	1,335
Total Interest Charges, net	23,736	23,597	46,982	47,071

Income Before Income Taxes, Equity Earnings	17,643	22,231	90,775	103,237

Income Taxes (Note E)	9,546	10,708	40,089	41,718

Income Before Equity Earnings	8,097	11,523	50,686	61,519
Income from Equity Investments	3,915	2,647	8,402	4,709

Net Income	12,012	14,170	59,088	66,228
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	13	14	39	28

Net Income attributable to UIL Holdings	$11,999	$14,156	$59,049	$66,200

Average Number of Common Shares Outstanding - Basic	50,793	50,628	50,740	50,574
Average Number of Common Shares Outstanding - Diluted	51,041	50,872	51,002	50,824

Earnings Per Share of Common Stock - Basic (Note A):	$0.24	$0.28	$1.16	$1.31
Earnings Per Share of Common Stock - Diluted (Note A):	$0.23	$0.28	$1.16	$1.30
Cash Dividends Declared per share of Common Stock	$0.432	$0.432	$0.864	$0.864

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Three  and Six Months Ended June 30, 2012 and 2011
(Thousands of Dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net Income	$12,012	$14,170	$59,088	$66,228
Other Comprehensive Income (Loss), net	(154)	(26)	201	146
Comprehensive Income	11,858	14,144	59,289	66,374
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	13	14	39	28
Comprehensive Income attributable to UIL Holdings	$11,845	$14,130	$59,250	$66,346

The accompanying Notes to the Consolidated Financial Statements are an integral part of the financial statements.

Index

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET
ASSETS
(In Thousands)
(Unaudited)

	June 30,	December 31,
	2012	2011
Current Assets
Unrestricted cash and temporary cash investments	$12,190	$30,999
Restricted cash	3,960	6,522
Accounts receivable less allowance of $12,155 and $10,939, respectively	192,961	180,465
Unbilled revenues	53,432	71,957
Current regulatory assets (Note A)	123,007	102,900
Natural gas in storage, at average cost	81,491	111,516
Deferred income taxes	20,363	41,635
Refundable taxes	32,705	74,983
Current portion of derivative assets (Note A)	12,410	14,189
Other	25,827	32,062
Total Current Assets	558,346	667,228

Other investments
Equity investment in GenConn (Note A)	126,554	131,082
Other	23,152	22,571
Total Other investments	149,706	153,653

Net Property, Plant and Equipment	2,651,170	2,570,355

Regulatory Assets (future amounts due from customers through the ratemaking process) (Note A)	914,971	983,222

Deferred Charges and Other Assets
Unamortized debt issuance expenses	17,491	17,631
Other long-term receivable	1,276	1,278
Derivative assets (Note A)	70,161	73,264
Goodwill	266,205	266,797
Other	14,891	11,181
Total Deferred Charges and Other Assets	370,024	370,151

Total Assets	$4,644,217	$4,744,609

The accompanying Notes to the Consolidated Financial Statements are an integral part of the financial statements.

Index

UIL HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET
LIABILITIES AND CAPITALIZATION
(In Thousands)
(Unaudited)

	June 30,	December 31,
	2012	2011
Current Liabilities
Line of credit borrowings	$95,000	$235,000
Current portion of long-term debt	13,712	13,712
Accounts payable	127,110	194,641
Dividends payable	21,910	21,847
Accrued liabilities	75,285	78,138
Current regulatory liabilities (Note A)	28,597	26,245
Taxes accrued	13,989	21,870
Interest accrued	21,714	21,527
Current portion of derivative liabilities (Note A)	30,332	28,888
Total Current Liabilities	427,649	641,868

Noncurrent Liabilities
Pension accrued	209,783	237,083
Connecticut Yankee contract obligation (Note J)	12,718	14,247
Other post-retirement benefits accrued	86,517	84,810
Derivative liabilities (Note A)	229,563	239,147
Other	73,098	75,268
Total Noncurrent Liabilities	611,679	650,555

Deferred Income Taxes (future tax liabilities owed to taxing authorities)	413,436	388,553

Regulatory Liabilities (future amounts owed to customers through the ratemaking process) (Note A)	430,771	420,175

Commitments and Contingencies (Note J)

Capitalization (Note B)
Long-term debt, net of unamortized discount and premium	1,645,139	1,548,347

Preferred Stock of Subsidiary
Redeemable preferred stock, noncontrolling interests	750	750

Common Stock Equity
Common stock	936,064	931,153
Paid-in capital	19,840	19,791
Retained earnings	159,063	143,792
Accumulated other comprehensive income (loss)	(174)	(375)
Net Common Stock Equity	1,114,793	1,094,361

Total Capitalization	2,760,682	2,643,458

Total Liabilities and Capitalization	$4,644,217	$4,744,609

The accompanying Notes to the Consolidated Financial Statements are an integral part of the financial statements.

Index

UIL HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
Cash Flows From Operating Activities
Net income	$59,088	$66,228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,815	85,383
Deferred income taxes	23,353	17,948
Allowance for funds used during construction (AFUDC) - equity	(3,884)	(5,317)
Stock-based compensation expense (Note A)	3,709	3,342
Pension expense	20,118	20,231
Undistributed (earnings) losses in equity investments	(8,488)	(4,846)
Deferred purchased gas	26,345	39,834
Deferred Transmission (income) expense	(22,278)	11,458
Other non-cash items, net	9,868	(10,414)
Changes in:
Accounts receivable, net	(7,883)	11,912
Unbilled revenues	18,524	26,986
Natural gas in storage	30,025	27,925
Accounts payable	(45,080)	(25,813)
Interest accrued	187	(1,440)
Taxes accrued/refundable, net	43,459	(3,544)
Accrued liabilities	(3,975)	(21,445)
Accrued pension	(43,523)	(62,321)
Equity investment in GenConn	12,925	-
Other assets	6,002	6,162
Other liabilities	(4,283)	(2,773)
Total Adjustments	145,936	113,268
Net Cash provided by Operating Activities	205,024	179,496

Cash Flows from Investing Activities
Related party note receivable	-	(1,050)
Plant expenditures including AFUDC debt	(145,199)	(161,030)
Acquisition of gas companies, net of cash acquired	-	11,211
Changes in restricted cash	2,562	(2,664)
Deposits in New England East West Solution (NEEWS) (Note C)	(3,330)	(1,099)
Other	316	(845)
Net Cash (used in) Investing Activities	(145,651)	(155,477)

Cash Flows from Financing Activities
Issuances of common stock	1,943	(57)
Issuances of long-term debt	203,500	1,050
Payments on long-term debt	(103,500)	(52,286)
Line of credit borrowings (repayments), net	(140,000)	(7,000)
Payment of common stock dividend	(43,715)	(43,605)
Bank overdrafts	3,985	11,286
Other	(395)	(33)
Net Cash provided by Financing Activities	(78,182)	(90,645)

Unrestricted Cash and Temporary Cash Investments:
Net change for the period	(18,809)	(66,626)
Balance at beginning of period	30,999	90,281
Balance at end of period	$12,190	$23,655

Non-cash investing activity:
Plant expenditures included in ending accounts payable	$18,301	$35,636

The accompanying Notes to the Consolidated Financial Statements are an integral part of the financial statements.

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

The accompanying notes should be read in conjunction with the Notes to Consolidated Financial Statements included in UIL Holdings Corporations’ (UIL Holdings) Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Basis of Presentation

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).  Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted in accordance with Securities and Exchange Commission (SEC) rules and regulations.  UIL Holdings believes that the disclosures made are adequate to make the information presented not misleading.  The information presented in the Consolidated Financial Statements reflects all adjustments which, in the opinion of UIL Holdings, are necessary for a fair statement of the financial position and results of operations for the interim periods described herein.  All such adjustments are of a normal and recurring nature.  The results for the six month period ended June 30, 2012 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2012.

The Company has revised its previously issued quarterly financial statements to correct an error in the 2011 Consolidated Financial Statements. The effect of this revision on the financial statements is a $4.6 million and a $13.5 million adjustment increasing depreciation and amortization expense and decreasing operation and maintenance expense in the Consolidated Statement of Income for the three and six month periods ended June 30, 2011, respectively.  Corresponding adjustments were made within net cash provided by operating activities in the Consolidated Statement of Cash Flows for the six-month period ended June 30, 2011. These adjustments were not considered to be material individually or in the aggregate to previously issued financial statements.

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

Derivatives

UIL Holdings’ regulated subsidiaries are parties to contracts, and involved in transactions, that are derivatives.  The fair values of the gross derivative assets and liabilities as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012
	(In Thousands)

	Current Portion	Noncurrent Portion	Current Portion	Noncurrent Portion
	Derivative Assets	Derivative Assets	Derivative Liabilities	Derivative Liabilities

Contracts for differences	$11,410	$70,161	$(30,332)	$(229,563)
Weather insurance contracts	1,000	-	-	-
Total derivative assets/(liabilities), gross	$12,410	$70,161	$(30,332)	$(229,563)

	December 31, 2011
	(In Thousands)

	Current Portion	Noncurrent Portion	Current Portion	Noncurrent Portion
	Derivative Assets	Derivative Assets	Derivative Liabilities	Derivative Liabilities

Contracts for differences	$10,678	$73,264	$(28,888)	$(239,147)
Weather insurance contracts	3,511	-	-	-
Total derivative assets/(liabilities), gross	$14,189	$73,264	$(28,888)	$(239,147)

Contracts for Differences (CfDs)

Pursuant to Connecticut’s 2005 Energy Independence Act (EIA), PURA solicited bids to create new or incremental capacity resources in order to reduce federally mandated congestion charges, and selected four new capacity resources.  To facilitate the transactions between selected capacity resources and Connecticut electric customers, and provide the commitment necessary for owners of these resources to obtain necessary financing, PURA required that UI and The Connecticut Light and Power Company (CL&P) execute long-term contracts with the selected resources.  In August 2007, PURA approved four CfDs, each of which specifies a capacity quantity and a monthly settlement that reflects the difference between a forward market price and the contract price.  UI executed two of the contracts and CL&P executed the other two contracts.  The cost of the contracts will be paid by customers and will be subject to a cost-sharing agreement whereby approximately 20% of the cost is borne by UI customers and approximately 80% by CL&P customers.

PURA has determined that costs associated with these CfDs will be recoverable by UI and CL&P, and in accordance with ASC 980 “Regulated Operations,” UI has deferred recognition of costs (a regulatory asset) or obligations (a regulatory liability).  The CfDs are marked-to-market in accordance with ASC 815 “Derivatives and Hedging.”  For those CfDs signed by CL&P, UI records its approximate 20% portion, pursuant to the cost-sharing agreement noted above.  As of June 30, 2012, UI has recorded a gross derivative asset of $81.6 million, a regulatory asset of $178.3 million, and a gross derivative liability of $259.9 million ($157.9 million of which is related to UI’s portion of CL&P’s derivative liabilities).  See Note (K) “Fair Value of Financial Instruments” for additional CfD information.

The unrealized gains and losses from fair value adjustments to these derivatives recorded in regulatory assets or regulatory liabilities for the three and six month periods ended June 30, 2012 and 2011 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In Thousands)		(In Thousands)

Regulatory Assets - Derivative liabilities	$2,167	$30,375	$(5,781)	$70,536

Regulatory Liabilities - Derivative assets	$40	$(584)	$12	$5,748

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

Weather Insurance Contracts

In October 2011, SCG and CNG each entered into weather insurance contracts for the winter period of November 1, 2011 through April 30, 2012 in order to provide financial protection from significant weather fluctuations.  According to the terms of each contract, if temperatures were warmer than normal at a prescribed level for the contract period, SCG and CNG would each receive a payment, up to the maximum amount allowed under the contracts of $3 million; however, if temperatures were colder than normal at a prescribed level for the contract period, SCG and CNG would each make a payment of up to a maximum of $2 million.  The premiums paid were amortized over the terms of the contracts.  The fair value of the contracts is carried on the balance sheet as a derivative with changes in value recorded in the income statement as Other Income and (Deductions).  Each of SCG and CNG received a payment of $3 million upon the expiration of their respective contracts.

In November 2011, Berkshire entered into a weather insurance contract for 2012 in order to provide financial protection from significant weather fluctuations.  According to the terms of the contract, if temperatures are warmer than normal for the contract period, Berkshire will receive a payment, up to the maximum amount allowed under the contract of $1 million.  The premiums paid are amortized over the term of the contract.  The fair value of the contract is carried on the balance sheet as a derivative with changes in value recorded in the income statement as Other Income and (Deductions).  The derivative asset related to this contract totaled $1 million at June 30, 2012.

Earnings per Share

The following table presents a reconciliation of the basic and diluted earnings per share calculations for the three and six month periods ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In Thousands, except per share amounts)
Numerator:
Net income attributable to UIL Holdings	$11,999	$14,156	$59,049	$66,200
Less: Net income allocated to unvested units	18	29	105	143
Net income attributable to common shareholders	$11,981	$14,127	$58,944	$66,057

Denominator:
Basic average number of shares outstanding	50,793	50,628	50,740	50,574
Effect of dilutive securities	248	244	262	250
Diluted average number of shares outstanding	51,041	50,872	51,002	50,824

Earnings per share:
Basic	$0.24	$0.28	$1.16	$1.31
Diluted	$0.23	$0.28	$1.16	$1.30

As of June 30, 2011, options to purchase an average amount of 89,336 and 97,669 shares of common stock were outstanding but not included in the three or six-month respective computations of diluted earnings per share, because the options’ exercise prices were greater than the average market price of the common shares during the three and six month periods ended June 30, 2011.

Equity Investments

In February 2008, UI and an NRG affiliate formed GenConn, a 50-50 joint venture, for the purpose of constructing peaking generation plants in Connecticut.  UI’s investment in GenConn is being accounted for as an equity investment, the carrying value of which was $126.6 million and $131.1 million as of June 30, 2012 and December 31, 2011, respectively.

UI’s income from its equity investment in GenConn was $8.4 million and $4.7 million for the six month periods ended June 30, 2012 and 2011, respectively.  For the three month periods ended June 30, 2012 and 2011, such income was

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

$3.9 million and $2.6 million, respectively.  As of June 30, 2012, the undistributed earnings from UI’s equity investment in GenConn were immaterial.

Regulatory Accounting

UIL Holdings’ regulatory assets and liabilities as of June 30, 2012 and December 31, 2011 included the following:

	Remaining	June 30,	December 31,
	Period	2012	2011
		(In Thousands)
Regulatory Assets:
Nuclear plant investments – above market	(a)	$262,720	$272,943
Connecticut Yankee	4 years	12,718	14,247
Unamortized redemption costs	9 to 21 years	12,505	12,906
Pension and other post-retirement benefit plans	(c)	336,656	344,746
Environmental remediation costs	4 to 5 years	19,354	19,101
Customer rate surcharge	(g)	10,032	15,757
Low income program	(h)	29,003	37,420
Debt premium	1 to 26 years	44,925	48,275
Deferred purchased gas	(i)	-	15,558
Deferred income taxes	(j)	29,279	20,994
Unfunded future income taxes	(j)	9,958	11,657
Contracts for differences	(d)	178,322	184,105
Excess generation service charge	(e)	16,035	13,758
Deferred transmission income/expense	(f)	10,650	-
Storm Costs	(l)	26,088	29,618
Other	(b)	39,733	45,037
Total regulatory assets		1,037,978	1,086,122
Less current portion of regulatory assets		123,007	102,900
Regulatory Assets, Net		$914,971	$983,222

Regulatory Liabilities:
Accumulated deferred investment tax credits	32 years	$4,685	$4,758
Income taxes due principally to book-tax differences	(b)	19,628	14,445
Deferred gain on sale of property	(a)	37,798	37,798
Middletown/Norwalk local transmission network service collections	38 years	22,261	22,548
Pension and other post-retirement benefit plans	1 to 8 years	14,836	17,956
Deferred income taxes	(j)	36,247	48,740
Asset retirement obligation	(k)	8,455	8,941
Deferred purchased gas	(i)	10,787	-
Low income program	(h)	14,782	-
Unfunded future income taxes	(j)	20,534	9,735
Asset removal costs	(b)	233,527	224,125
Deferred transmission income/expense	(f)	-	11,628
Other	(b)	35,828	45,746
Total regulatory liabilities		459,368	446,420
Less current portion of regulatory liabilities		28,597	26,245
Regulatory Liabilities, Net		$430,771	$420,175

(a) Asset/Liability relates to the Competitive Transition Assessment (CTA).  Total CTA costs recovery is currently projected to be completed in 2015, with stranded cost amortization expected to end in 2013.  The remaining balances will be fully offset by amounts primarily included in income taxes, due principally to book-tax differences.
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

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(d) Asset life is equal to delivery term of related contracts (which vary from approximately 7 - 15 years); balance fluctuates based upon quarterly market analysis performed on the related derivatives (Note K).
(e) Working capital allowance for generation service charge; this amount fluctuates based upon cash inflows and outflows in a given period.
(f) Regulatory asset or liability which defers transmission income or expense and fluctuates based upon actual revenues and revenue requirements.
(g) Deferral of revenue received for excess refund of overearnings, recovery of which will be complete by November 2012.
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

In May 2012, UIL Holdings granted a total of 23,461 shares of restricted stock to non-employee directors under the 2008 Stock Plan; the average of the high and low market price on the date of grant was $33.42 per share.  Such shares vest in May 2013.

Total stock-based compensation expense for the six month periods ended June 30, 2012 and 2011 was $3.7 million and $3.3 million, respectively.  Total stock-based compensation expense for the three month periods ended June 30, 2012 and 2011 was $0.9 million and $1.4 million, respectively.

Variable Interest Entities

GenConn is a variable interest entity (VIE), accounted for under the equity method.  UIL Holdings is not the primary beneficiary of GenConn, as defined in ASC 810 “Consolidation,” because it shares control of all significant activities of GenConn equally with its joint venturer, NRG.  As such, GenConn is not subject to consolidation.  GenConn recovers its costs through CfDs, which are cost of service-based and have been approved by PURA.  As a result, with the achievement of commercial operation by GenConn Devon and GenConn Middletown, UIL Holdings’ exposure to loss is primarily related to the potential for unrecovered GenConn operating or capital costs in a regulatory proceeding, the effect of which would be reflected in the carrying value of UIL Holdings’ 50% ownership position in GenConn and through “Income from Equity Investments” in UIL Holdings’ Consolidated Financial Statements.  Such exposure to loss cannot be determined at this time.

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

Common Stock

UIL Holdings had 50,665,114 shares of its common stock, no par value, outstanding at June 30, 2012.

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

On August 1, 2012, PURA issued a final decision in its investigation of the service response and communications of utilities, including UI, CNG and SCG, after Tropical Storm Irene, which passed through Connecticut in August 2011, and the autumn nor’easter, which passed through Connecticut in October 2011. The decision contains reporting requirements for UI (with respect to various recommendations, improving mutual assistance, and release of customer information in emergency situations) and CNG and SCG (with respect to a fueling plan and lessons learned).

On January 9, 2012, a panel formed by Connecticut Governor Malloy issued its “Report of the Two Storm Panel” (the Report).  The Report considered areas such as (i) utility preparedness, tree trimming and infrastructure hardening, (ii) communications and information sharing, and (iii) municipal matters such as preparedness, road safety and shelter operations.  The Report also makes a number of recommendations with respect to emergency preparedness in the State of Connecticut. UIL Holdings is unable to assess if any of the recommendations related to Connecticut’s utilities will be implemented in the future, but expects any costs associated with any related legislative or regulatory action to be fully recoverable.

On June 18, 2012, pursuant to Connecticut law PA 11-80, PURA initiated a docket for the establishment of performance standards for electric distribution and gas companies.  PA 11-80 requires PURA to, among other things, establish industry specific standards, review service restoration practices, and establish standards for acceptable performance in an emergency in which more than 10% of any utility’s customers are without service for more than 48 hours.  PURA is required to submit a report to the General Assembly no later than November 1, 2012 identifying the standards established and recommendations for legislative changes necessary to implement the standards.

Electric Distribution and Transmission

Rates

UI’s allowed distribution return on equity established by PURA is 8.75%.   UI has an earnings sharing mechanism in place that allows the Company to retain 50% of any distribution earnings above the allowed 8.75% ROE in a calendar year.

UI filed its revised distribution 2011 rate year decoupling results with PURA on June 29, 2012.  The decoupling results included a decoupling adjustment of approximately $4.4 million which is to be collected from customers beginning in the fourth quarter of 2012, pending PURA approval.  PURA is expected to issue a decision on the decoupling adjustment in the third quarter of 2012.  Additionally, PURA approved last resort service Generation Services Charge rates for the period through September 30, 2012.

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

Power Supply Arrangements

UI has wholesale power supply agreements in place for the supply of all of its standard service customers for all of 2012 and 70% of 2013.  Supplier of last resort service is procured on a quarterly basis.  UI’s contracts for standard service and supplier of last resort service are derivatives under ASC 815 “Derivatives and Hedging” and it elected the “normal purchase, normal sale” exception under ASC 815 “Derivatives and Hedging.”  As such, UI regularly assesses the accounting treatment for its power supply contracts.  These wholesale power supply agreements contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt was to fall below investment grade.  In October 2011, Moody’s Investor Services released its updated credit opinion for UI and maintained its Baa2 rating with a stable outlook.   In May 2012, Standard & Poors’ Investor Services released its updated credit opinion for UI, maintaining its BBB rating with a stable outlook.  If UI’s credit rating were to decline one rating and UI were to be placed on negative credit watch, monthly amounts due and payable to the power suppliers would be accelerated to semi-monthly payments.  UI’s credit rating would have to decline two ratings to fall below investment grade at either rating service.  If this were to occur, UI would have to deliver collateral security in an amount equal to the receivables due to the sellers for the thirty-day period immediately preceding the default notice.  If such a situation had been in effect as of June 30, 2012, UI would have had to post approximately $9.3 million in collateral.

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

Under a 2011 Connecticut law (PA 11-80), UI and CL&P are required to enter into long-term contracts to purchase Renewable Energy Credits (RECs) from new facilities installed behind distribution customer meters.  Under this program, UI will be required to enter into contracts totaling approximately $200 million in commitments over an approximate 21 year period.  The obligations will phase in over a six year solicitation period, and are expected to peak at an annual commitment level of about $13.6 million/year after six years.  The cost of the contracts is expected to be partially mitigated through the resale of the RECs.  PA 11-80 provides that the remaining costs of the contracts are recoverable through electric rates.  In December 2011, UI and CL&P submitted a joint petition to PURA outlining a plan to address the new requirements.  PURA approved the program in a final decision on April 4, 2012 and UI and

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

CL&P then requested proposals, which were received on June 12, 2012.  UI is currently evaluating proposals and anticipates executing several contracts in the third quarter of 2012.

PA 11-80 also allows for the development of 30 MW of grid-connected renewable energy. UI & CL&P are each allowed to develop projects capable of generating up to 10 MW and the Department of Energy and Environmental Protection (DEEP) is to solicit proposals for projects capable of generating 10 MW.  In December 2011, DEEP announced that it had selected two 5 MW solar projects in CL&P service territory.  CL&P has executed contracts with the developers of the two 5 MW solar projects to purchase energy and associated products from both projects, and such contracts have been filed with PURA for approval.  UI and CL&P executed a sharing arrangement, pursuant to which UI will pay 20% of the costs, and receive 20% of the revenues, associated with the projects. Pursuant to PA 11-80, the costs of payments made to projects are recoverable through electric rates.  On January 18, 2012, UI filed a proposal with PURA outlining a framework for approval of UI’s renewable connections program under which UI would develop up to 10 MW of renewable generation for recovery on a cost of service basis.  PURA issued a final decision on July 18, 2012, in which it approved the construction of one solar facility and two fuel cell facilities.  The decision approves a return on equity (ROE) equal to the then currently allowed distribution ROE over the life of the investment, which is currently 8.75%.  UI had requested a ROE of 9.5% for the renewable connections program projects.  UI’s participation in the program is voluntary and UI is currently assessing whether or not it will participate in the program.

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

Under the terms of the Agreement, UI has the option to make quarterly deposits to CL&P in exchange for ownership of specific transmission assets as they are placed in service.  UI has the right to invest up to the greater of $60 million or an amount equal to 8.4% of CL&P’s costs for the Connecticut portions of the NEEWS projects.  Based upon the current projected costs, this amount is approximately $60 million.  As assets are placed in service, CL&P will transfer title to certain transmission assets to UI in proportion to its investments, but CL&P will continue to maintain these portions of the transmission system pursuant to an operating and maintenance agreement with UI.  Also, under the terms of the Agreement, there are certain circumstances under which CL&P can terminate the Agreement. Such termination would have no effect on the assets previously transferred to UI.

Through June 30, 2012, UI has made deposits totaling $13.0 million in NEEWS and expects to make the remaining deposits over a period of three to five years, depending on the timing and amount of CL&P’s capital expenditures and the projects’ in service dates.  UI earned pre-tax income of approximately $0.4 million and $0.7 million on such deposits in the three and six month periods ended June 30, 2012, respectively.

On June 20, 2012, NU, on behalf of CL&P, submitted for filing, the operation and maintenance agreement (O&M Agreement) between UI and CL&P to the FERC.  Under the O&M Agreement, CL&P will serve as a contractor to manage, operate and maintain transmission assets in Connecticut that the FERC has authorized UI to acquire from CL&P.  CL&P and UI plan to transfer portions of such assets from CL&P to UI by the end of 2012, which will trigger the effective date of the O&M Agreement.

Equity Investment in Peaking Generation

UI is a 50-50 joint venturer with NRG in GenConn, which was chosen by PURA to build and operate two new peaking generation plants to help address Connecticut’s need for power generation during the heaviest load periods.  The two new peaking generation projects, GenConn Devon and GenConn Middletown, are both operating in the ISO-New England markets.  GenConn filed a rate case request with PURA on July 27, 2012, seeking approval of 2013 revenue requirements for the annual period commencing January 1, 2013 for both the GenConn Devon and GenConn Middletown facilities.  A final decision on this request is expected by the end of 2012.

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

In September 2011, several New England governmental entities, including PURA, the Connecticut Attorney General and the Connecticut Office of Consumer Counsel, filed a complaint with the FERC against ISO-NE and several New England transmission owners, including UI, claiming that the current approved base ROE on transmission investments of 11.14% is not just and reasonable and seeking a reduction of the base ROE to 9.20%.  The New England transmission owners filed their response to the complaint in October 2011, opposing any change to the base ROE as unsupported.  In May 2012, the FERC issued an order setting the matter for hearing and establishing settlement procedures.  Settlement proceedings have terminated, and a hearing judge has been assigned. A FERC order would be expected to be issued in 2013.  UI is unable to predict the outcome at this time.  A 25 basis point change in the weighted-average ROE for UI’s transmission business would change net income by approximately $0.6 million annually, for example.  In the event there is a reduction to the ROE, the May order established a refund effective date of October 1, 2011.

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

Approval for the Issuance of Debt

On June 6, 2012, Berkshire filed a petition with the DPU for the approval to issue, from time to time, long-term debt in an aggregate principal amount not to exceed $20 million through a period ending December 14, 2014.  The proceeds from such debt issuances may be used by Berkshire for the following purposes: (1) to finance capital expenditures; (2) to refinance short-term debt; (3) to pay anticipated environmental expenditures; (4) to provide general working capital; and (5) any other purposes as the DPU may authorize.  Berkshire proposes to issue long-term debt with maturities up to 30 years and to issue secured or unsecured securities or to execute a bank financing.  A decision is expected in the fourth quarter of 2012.

(D)	SHORT-TERM CREDIT ARRANGEMENTS

As of June 30, 2012, $95 million of borrowings were outstanding under a revolving credit agreement with a group of banks that will expire on November 30, 2016 (the UIL Holdings Credit Facility).  Under the UIL Holdings Credit Facility, UIL Holdings has outstanding standby letters of credit in the aggregate amount of $4.3 million, which expire on January 31, 2013 and June 16, 2013.  Available credit under the UIL Holdings Credit Facility at June 30, 2012 totaled $300.7 million for UIL Holdings and its subsidiaries in the aggregate.  UIL Holdings records borrowings under the UIL Holdings Credit Facility as short-term debt, but the UIL Holdings Credit Facility provides for longer term commitments from banks allowing UIL Holdings to borrow and reborrow funds, at its option, until its expiration, thus affording UIL Holdings flexibility in managing its working capital requirements.

As of June 30, 2012, UIL Holdings had no short-term borrowings outstanding under its money market loan arrangement.

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

On January 13, 2012, UI entered into a revolving credit agreement that expired on July 13, 2012 (the UI Credit Facility).  The borrowing limit under the UI Credit Facility was $105 million.    The UI Credit Facility was to provide additional liquidity for UI’s obligation to either remarket or repay and cancel $103.5 million of pollution control revenue bonds, due to be remarketed in the municipal bond market on February 1, 2012.  The pollution control revenue bonds were repaid and cancelled with the issuance of senior unsecured notes that UI entered into with a group of institutional accredited investors on January 30, 2012, as discussed above.  Subsequently, the UI Credit Facility was terminated.

(E)	INCOME TAXES

The combined statutory federal and state income tax rates for UIL Holdings for the three and six month periods ended June 30, 2012 and 2011 were 40.9% and 40.4%, respectively. The increase in the combined statutory federal and state income tax rate for the 2012 periods was due to legislation enacted in Connecticut in 2011 which imposed an additional 10% surcharge on the corporation business tax, effective January 1, 2012.  This additional surcharge increased the statutory rate of the Connecticut corporation business tax from 8.25% to 9%.

Differences in the treatment of certain transactions for book and tax purposes occur which cause the rate of UIL Holdings’ reported income tax expense to differ from the statutory tax rate described above.  The effective book income tax rates for the three and six month periods ended June 30, 2012 were 44.3% and 40.4%, respectively, as compared to 43.1% and 38.7% for each of the three and six month periods ended June 30, 2011.

(F)	SUPPLEMENTARY INFORMATION

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In Thousands)
Depreciation and Amortization
Property, plant and equipment depreciation	$27,908	$23,793	$54,495	$47,438
Amortization of nuclear plant regulatory assets	10,405	10,176	21,161	20,924
Amortization of other regulatory assets	4,722	5,097	13,926	15,663
Other amortization	13	11	25	23
Total Amortization	15,140	15,284	35,112	36,610
Total Depreciation and Amortization	$43,048	$39,077	$89,607	$84,048

Taxes - Other than Income Taxes
Operating:
Connecticut gross earnings	$12,421	$15,531	$31,852	$39,797
Local real estate and personal property	9,575	8,047	18,764	16,470
Payroll taxes	1,732	2,324	3,630	5,362
Other	94	(2)	176	(222)
Total Taxes - Other than Income Taxes	$23,822	$25,900	$54,422	$61,407

Other Income and (Deductions), net
Interest income	$653	$1,072	$1,075	$1,794
Allowance for funds used during construction - equity	1,636	2,672	3,884	5,317
Allowance for funds used during construction - debt	1,634	2,261	3,804	4,276
Conservation & Load Management incentive	251	271	502	542
ISO load response, net	(132)	(251)	1,258	(92)
Miscellaneous other income and (deductions) - net	830	(421)	3,266	(1,568)
Total Other Income and (Deductions), net	$4,872	$5,604	$13,789	$10,269

(G)	PENSION AND OTHER BENEFITS

On July 6, 2012, federal legislation became effective which provides funding relief for employer-provided defined benefit pension plans.  Under the law's rate stabilization provision, the interest rates used to estimate pension liabilities and determine employer contributions, which statutorily have been based on the two-year average of interest rates, will be adjusted so that they are within 10% of the average of interest rates for the 25-year period preceding the current year (beginning in 2012) and within 30% of the average of interest rates for the 25-year period preceding the current year (beginning in 2016).  Historical interest rates have yet to be published by the U.S. Department of the Treasury, but current estimates indicate a funding reduction for 2012 of approximately $10 million from previous estimates.  Contributions for 2012, given the impact of the legislation are expected to total approximately $50 million.  During the six months ended June 30, 2012, UIL Holdings made pension contributions of $39.1 million.

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

The following table represents the components of net periodic benefit cost for pension and other postretirement benefits (OPEB) as well as the actuarial weighted-average assumptions used in calculating net periodic benefit cost for the three and six month periods ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$3,008	$3,144	$401	$540
Interest cost	10,368	10,121	1,562	1,659
Expected return on plan assets	(11,219)	(10,647)	(626)	(741)
Amortization of:
Prior service costs	162	160	(17)	(26)
Transition obligation (asset)	-	-	98	255
Actuarial (gain) loss	3,294	3,509	241	502
Net periodic benefit cost	$5,613	$6,287	$1,659	$2,189

	Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$6,016	$6,287	$802	$1,081
Interest cost	20,736	20,242	3,124	3,318
Expected return on plan assets	(22,438)	(21,294)	(1,252)	(1,482)
Amortization of:
Prior service costs	324	321	(34)	(51)
Transition obligation (asset)	-	-	196	510
Actuarial (gain) loss	6,588	7,016	482	1,004
Net periodic benefit cost	$11,226	$12,572	$3,318	$4,380

	Three and Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
Discount rate	5.05% - 5.30%	5.10% - 5.35%	5.05% - 5.30%	5.15% - 5.30%
Average wage increase	3.50% - 3.80%	3.50% - 3.80%	N/A	N/A
Return on plan assets	7.75% - 8.00%	8.25% - 8.50%	5.56% - 8.00%	6.83% - 8.25%
Composite health care trend rate (current year)	N/A	N/A	8.00%	7.80% - 8.50%
Composite health care trend rate (2018 forward)	N/A	N/A	5.00%	4.50% - 5.00%

N/A – not applicable

(H)	RELATED PARTY TRANSACTIONS

During the three and six month periods ended June 30, 2012, UI received cash distributions from GenConn of $8.2 million and $12.9 million, respectively.  See Note (A) “Business Organization and Statement of Accounting Policies – Equity Investments.” for further discussion regarding GenConn.

A Director of UIL Holdings holds a beneficial interest in the building located at 157 Church Street, New Haven, Connecticut, where UIL Holdings leases office space. UIL Holdings’ lease payments for this office space for each of the six month periods ended June 30, 2012 and 2011 totaled $4.0 million and $5.1 million, respectively.  For the

Index

three month periods ended June 30, 2012 and 2011, such lease payments totaled $1.4 million and $2.4 million, respectively.

(J)	COMMITMENTS AND CONTINGENCIES

Connecticut Yankee Atomic Power Company

UI has a 9.5% stock ownership share in the Connecticut Yankee Atomic Power Company (Connecticut Yankee), the carrying value of which was $0.2 million as of June 30, 2012.  In 1996, the Board of Directors of Connecticut Yankee voted unanimously to retire the Connecticut Yankee nuclear plant (the Connecticut Yankee Unit) from commercial operation.  Connecticut Yankee updates the cost of its remaining decommissioning activity, which consists primarily of ground water monitoring and nuclear fuel storage, at least annually, and provides UI with a projected recovery schedule depicting annual costs expected to be billed to UI, including a return on investment over the term of the projected recovery period.  The present value of these costs is calculated using UI’s weighted-average cost of capital and, after consideration of recoverability, recorded as a Connecticut Yankee Contract Obligation and a corresponding regulatory asset.  As of June 30, 2012, UI has regulatory approval to recover in future rates (through the CTA) its $12.7 million regulatory asset for Connecticut Yankee over a term ending in 2015.

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

In 1998, Connecticut Yankee filed claims in the United States Court of Federal Claims seeking damages resulting from the breach of the 1983 contracts by the DOE.  In September 2010, the Court issued its decision and awarded Connecticut Yankee damages of $39.7 million for its spent fuel-related costs through 2001.  In November 2010, the DOE appealed the decision to the United States Court of Appeals for the Federal Circuit and Connecticut Yankee filed a notice of cross-appeal.  On May 18, 2012, the United States Court of Appeals affirmed the September 2010 United States Court of Federal Claims award and on August 1, 2012 the DOE filed a petition for rehearing with the appellate court.  In light of its ownership share, UI would receive approximately $3.8 million of such award which would be refunded to customers.

In December 2007, Connecticut Yankee filed a second set of complaints with the United States Court of Federal Claims against the DOE seeking unspecified damages incurred since January 1, 2002 for the DOE’s failure to remove Connecticut Yankee’s spent fuel.  In July 2009, Connecticut Yankee provided the DOE with a second set of damage claims totaling approximately $135 million for damages incurred from January 1, 2002 through December 31, 2008.  In light of its ownership share, UI would receive approximately $12.8 million of such award which would be refunded to customers.  As an interim measure until the DOE complies with its contractual obligation to dispose of Connecticut Yankee’s spent fuel, Connecticut Yankee constructed an independent spent fuel storage installation (ISFSI), utilizing dry-cask storage, on the site of the Connecticut Yankee Unit and completed the transfer of its Nuclear Waste to the ISFSI in 2005.

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

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

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

A site on the Mill River in New Haven was conveyed by UI in 2000 to an unaffiliated entity, Quinnipiac Energy LLC (QE), reserving to UI permanent easements for the operation of its transmission facilities on the site.  At the time of the sale, a fund of approximately $1.9 million, an amount equal to the then-current estimate for remediation, was placed in escrow for purposes of bringing soil and groundwater on the site into compliance with applicable environmental laws.  As of March 31, 2012, approximately $0.1 million of the escrow fund remains.  QE has since sold the property to Evergreen Power, LLC (Evergreen Power) and Asnat Realty LLC (Asnat).  UI is unaware of what agreement was reached between QE and Evergreen Power and Asnat regarding future environmental liability or what remediation activity remains to be undertaken at the site.  In July 2008, Evergreen Power and Asnat submitted a claim to UI seeking compensation for environmental remediation on the property, including the existing building which remains on the site. On January 5, 2012, Evergreen Power and Asnat filed a lawsuit in federal district court in Connecticut against UI seeking, among other things, (i) an order directing UI to reimburse the plaintiffs for costs they have incurred and will incur for the testing, investigating, and remediating of hazardous substances at the property and (ii) an order directing UI to investigate and remediate the property.  In May  2012, UI filed an answer and counterclaims, and the plaintiffs filed an answer to UI’s counterclaims. On July 30, 2012, Evergreen Power and Asnat filed a motion for partial summary judgment with respect to UI’s liability under the Federal Comprehensive Environmental Response, Compensation, and Liability Act. UI is presently reviewing the motion and will be filing a response.  UI’s knowledge of the current conditions at the site is insufficient to make a reasonable update of the original $1.9 million remediation estimate.  UIL Holdings cannot presently assess the potential financial impact, if any, of the suit, and thus has not recorded a liability related to it.

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

The Gas Companies own or have previously owned properties where Manufactured Gas Plants (MGPs) historically operated.  MGP operations have led to contamination of soil and groundwater with petroleum hydrocarbons, benzene and metals, among other things, at these properties, the regulation and cleanup of which is regulated by the federal Resource Conservation and Recovery Act as well as other federal and state statutes and regulations.  Each of the Gas Companies has or had an ownership interest in one of such properties contaminated as a result of MGP-related activities.  Under the existing regulations, the cleanup of such sites requires state and at times, federal, regulators’ involvement and approval before cleanup can commence.  In certain cases, such contamination has been evaluated, characterized and remediated.  In other cases, the sites have been evaluated and characterized, but not yet remediated.  Finally, at some of these sites, the scope of the contamination has not yet been fully characterized; no liability was recorded in respect of these sites as of June 30, 2012.  In the past, the Gas Companies have received approval for the recovery of MGP-related remediation expenses from customers through rates and they will seek recovery in rates for ongoing MGP-related remediation expenses for all of their MGP sites.

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

SCG owns property on Housatonic Avenue in Bridgeport, CT, a former MGP site.  Costs associated with the remediation of the site could be significant and will be subject to a review by PURA as to whether these costs are recoverable in rates.  UIL Holdings cannot presently estimate the costs of remediation or the likelihood of recoverability.  As such, as of June 30, 2012, no liability related to this claim has been recorded.

SCG owns property located on Chapel Street in New Haven, CT, the site of one of its former operations centers and a former MGP site.  SCG may be subject to remediation expenses for part of the site, which could be significant and will be subject to a review by PURA as to whether these costs are recoverable in rates.  UIL Holdings cannot presently estimate the costs of remediation or the likelihood of recoverability.  As such, as of June 30, 2012, no liability related to this claim has been recorded.

A property located on Columbus Boulevard in Hartford, CT is the former Operations Center and Corporate Headquarters of CNG.  The property is also a former MGP site.  Costs associated with the remediation of the site could be significant and will be subject to a review by PURA as to whether these costs are recoverable in rates.  UIL Holdings cannot presently estimate the costs of remediation or the likelihood of recoverability.  As such, as of June 30, 2012, no liability related to this claim has been recorded.

A site on Mill Street in Greenfield, MA is currently owned by Berkshire and is used as a regional operations center.  This site is on the Massachusetts Department of Environmental Protection (MDEP) list of confirmed disposal sites and investigation and remediation of contamination resulting from disposal of byproducts and wastes generated by the historic coal and water gas manufacturing operations is ongoing.  Extensive soil, and coal tar product non-aqueous phase liquid (NAPL) recovery and remediation work on the land side of the property has been completed, and sediments containing NAPL have been removed from the adjoining Green River.  Further evaluation of the NAPL distribution in the river sediments and in the subsurface in stream banks on an adjacent property are ongoing and will involve additional remediation activities.  Future expenses potentially in excess of $5.8 million are anticipated.  After completion of the additional remedial activities, there will be ongoing monitoring and reporting to the MDEP that will continue on the site for the foreseeable future.  UIL Holdings has accrued $5.8 million for such expenses as of June 30, 2012.  Historically Berkshire has received approval from the DPU for recovery of environmental expenses in its customer rates.  While management cannot predict the exact costs of the ongoing and future remediation and monitoring expenses, the company will seek regulatory rate recovery of these expenses.

Berkshire formerly owned a site on East Street (the East Street Site) in Pittsfield, MA that was used for gas manufacturing operations.  The East Street Site is part of a larger site known as the GE–Pittsfield/Housatonic River Site.  Berkshire sold the East Street Site to the General Electric Company (GE) in the 1970s and was named a potentially responsible party by the EPA in 1990.  GE filed suit against Berkshire in 2000 seeking reimbursement of and contribution toward costs incurred by GE in responding to releases of hazardous substances attributed to Berkshire’s predecessor at the East Street Site.  Berkshire was found liable to GE under the federal Comprehensive Environmental Response, Compensation and Liability Act and the Massachusetts Oil and Hazardous Materials Release Prevention and Response Act for costs that GE has and will incur in response to historic releases attributed to Berkshire’s predecessor.  In December 2002, Berkshire reached a settlement with GE (the Settlement Agreement) which provides, among other things, a framework for Berkshire and GE to allocate various monitoring and remediation costs at the East Street Site.  On July 25, 2012, Berkshire and GE signed an agreement whereby Berkshire will pay GE approximately $0.7 million for their share of response costs incurred by GE at the East Street Site from 2006 through 2010.  Berkshire expects that it and GE will continue to operate under the terms of the Settlement Agreement in connection with the East Street Site.  As of June 30, 2012, UIL Holdings has accrued approximately $2.7 million for these and future costs incurred by GE in responding to releases of hazardous substances at the East Street Site.  Historically Berkshire has received approval from the DPU for recovery of environmental expenses in its customer rates.  While management cannot predict the exact costs of the ongoing and future remediation and monitoring expenses, the company will seek regulatory rate recovery of these expenses.

Index

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

In December 2011, UI settled claims brought by the two subcontractors and their respective lawsuits were dismissed with prejudice.  The claim by the general contractor was not settled and UI is vigorously defending the litigation.  Based on the settlement of the claims of the two subcontractors, UI estimates that the claims of the general contractor have been reduced to approximately $8.4 million, exclusive of the contractor’s claims for interest, costs, and attorneys’ fees.  UI also is pursuing an indemnification claim against the general contractor. A trial on the general contractor’s claims and UI’s indemnification claim is expected to begin in the third quarter of 2012.

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

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

The following tables set forth UIL Holdings’ financial assets and liabilities, other than pension benefits and OPEB, at fair value on a recurring basis as of June 30, 2012 and December 31, 2011.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2012	(In Thousands)
Assets:
Contracts for differences	$-	$-	$81,571	$81,571
Weather insurance contracts	-	-	1,000	1,000
Noncurrent investments available for sale	9,618	-	-	9,618
Deferred Compensation Plan	3,601	-	-	3,601
Supplemental retirement benefit trust life insurance policies	-	6,035	-	6,035
	$13,219	$6,035	$82,571	$101,825

Liabilities:
Contracts for differences	$-	$-	$259,895	$259,895
Long-term debt	-	1,878,780	-	1,878,780
	$-	$1,878,780	$259,895	$2,138,675

Net fair value assets/(liabilities), June 30, 2012	$13,219	$(1,872,745)	$(177,324)	$(2,036,850)

December 31, 2011
Assets:
Contracts for differences	$-	$-	$83,942	$83,942
Weather insurance contracts	-	-	3,512	3,512
Noncurrent investments available for sale	9,152	-	-	9,152
Deferred Compensation Plan	3,739	-	-	3,739
Supplemental retirement benefit trust life insurance policies	-	5,655	-	5,655
	$12,891	$5,655	$87,454	$106,000

Liabilities:
Contracts for differences	$-	$-	$268,035	$268,035
Long-term debt	-	1,715,724	-	1,715,724
	$-	$1,715,724	$268,035	$1,983,759

Net fair value assets/(liabilities), December 31, 2011	$12,891	$(1,710,069)	$(180,581)	$(1,877,759)

The determination of fair value of the CfDs was based on a probability-based expected cash flow analysis that was discounted at the June 30, 2012 or December 31, 2011 risk-free interest rates, as applicable, and an adjustment for non-performance risk using credit default swap rates.  Certain management assumptions were required, including development of pricing that extended over the term of the contracts.  For information regarding the determination of the fair value of the weather insurance contracts, see Note (A) “Business Organization and Statement of Accounting Policies – Derivatives.”  Additional quantitative information about Level 3 fair value measurements is as follows:

	Unobservable Input	Range

Contracts for differences	Risk of non-performance	1.09% - 1.62%
	Discount rate	1.67% - 2.03%
	Forward pricing ($ per MW)	$1.40 - $9.83

Weather insurance contracts	Heating degree days	4,976

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

Under the UIL Deferred Compensation Plan (DCP), directors, named executive officers and certain other executives may elect to defer certain elements of compensation.  Participants in the DCP are permitted to direct investments of their elective deferral accounts into “deemed” investments consisting of mutual funds and UIL Holdings common stock equivalents.  These investments, which are actively traded in sufficient frequency and volume to provide pricing information on an ongoing basis, are marked-to-market based upon such pricing information.

The determination of the fair value of the supplemental retirement benefit trust life insurance policies was based on quoted prices as of June 30, 2012 and December 31, 2011 in the active markets for the various funds within which the assets are held.

The following tables set forth a reconciliation of changes in the fair value of the assets and liabilities above that are classified as Level 3 in the fair value hierarchy for the six month period ended June 30, 2012.

Six Months Ended
June 30, 2012
(In Thousands)

Net fair value assets/(liabilities), December 31, 2011	$(180,581)
Unrealized gains and (losses), net
Included in earnings	3,488
Included in regulatory assets/(liabilities)	5,769
Settlements	(6,000)
Net fair value assets/(liabilities), June 30, 2012	$(177,324)

Change in unrealized gains (losses), net relating to net fair value assets/(liabilities), still held as of June 30, 2012	$5,769

The following table sets forth a reconciliation of changes in the net regulatory asset/(liability) balances that were established to recover any unrealized gains/(losses) associated with the CfDs for the six month period ended June 30, 2012.  The amounts offset the net contract for differences liabilities included in the derivative liabilities detailed above.

Six Months Ended
June 30, 2012
(In Thousands)

Net regulatory assets/(liabilities), December 31, 2011	$184,093
Unrealized (gains) and losses, net	(5,769)
Net regulatory assets/(liabilities), June 30, 2012	$178,324

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(M)	SEGMENT INFORMATION

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

(In Thousands)
	Three months ended June 30, 2012
	Electric Distribution and Transmission
	Distribution	Transmission	Total	Gas Distribution	Other	Total
Operating Revenues	$128,782	$50,404	$179,186	$103,618	704	$283,508
Purchased power and gas	34,358	-	34,358	39,953	-	74,311
Operation and maintenance	42,403	9,854	52,257	36,240	89	88,586
Transmission wholesale	-	17,234	17,234	-	-	17,234
Depreciation and amortization	20,998	3,662	24,660	17,948	440	43,048
Taxes - other than income taxes	9,917	5,893	15,810	7,921	91	23,822
Operating Income (Loss)	21,106	13,761	34,867	1,556	84	36,507

Other Income and (Deductions), net	2,429	1,005	3,434	1,268	170	4,872

Interest Charges, net	7,212	3,333	10,545	7,391	5,800	23,736

Income (Loss) Before Income Taxes and Equity Earnings	16,323	11,433	27,756	(4,567)	(5,546)	17,643
Income Taxes	9,333	3,663	12,996	(1,366)	(2,084)	9,546
Income (Loss) Before Equity Earnings	6,990	7,770	14,760	(3,201)	(3,462)	8,097
Income from Equity Investments	3,915	-	3,915	-	-	3,915
Net Income (Loss)	10,905	7,770	18,675	(3,201)	(3,462)	12,012
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	-	-	-	13	-	13
Net Income (Loss) attributable to UIL Holdings	$10,905	$7,770	$18,675	$(3,214)	$(3,462)	$11,999

	Three months ended June 30, 2011
	Electric Distribution and Transmission
	Distribution	Transmission	Total	Gas Distribution	Other	Total
Operating Revenues	$135,437	$47,999	$183,436	$130,609	$4	$314,049
Purchased power and gas	37,311	-	37,311	63,537	-	100,848
Operation and maintenance	46,259	7,980	54,239	35,863	291	90,393
Transmission wholesale	-	17,607	17,607	-	-	17,607
Depreciation and amortization	19,526	3,094	22,620	16,375	82	39,077
Taxes - other than income taxes	10,860	6,699	17,559	8,340	1	25,900
Operating Income (Loss)	21,481	12,619	34,100	6,494	(370)	40,224

Other Income and (Deductions), net	3,357	1,692	5,049	471	84	5,604

Interest Charges, net	7,283	3,019	10,302	7,769	5,526	23,597

Income (Loss) Before Income Taxes and Equity Earnings	17,555	11,292	28,847	(804)	(5,812)	22,231
Income Taxes	9,101	3,408	12,509	656	(2,457)	10,708
Income (Loss) Before Equity Earnings	8,454	7,884	16,338	(1,460)	(3,355)	11,523
Income from Equity Investments	2,647	-	2,647	-	-	2,647
Net Income (Loss)	11,101	7,884	18,985	(1,460)	(3,355)	14,170
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	-	-	-	14	-	14
Net Income (Loss) attributable to UIL Holdings	$11,101	$7,884	$18,985	$(1,474)	$(3,355)	$14,156

Index

UIL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED) (Continued)

(In Thousands)
	Six months ended June 30, 2012
	Electric Distribution and Transmission
	Distribution	Transmission	Total	Gas Distribution	Other	Total
Operating Revenues	$269,895	$99,797	$369,692	$370,889	$1,265	$741,846
Purchased power and gas	75,016	-	75,016	190,758	-	265,774
Operation and maintenance	87,472	20,951	108,423	66,156	214	174,793
Transmission wholesale	-	33,282	33,282	-	-	33,282
Depreciation and amortization	41,477	7,155	48,632	40,089	886	89,607
Taxes - other than income taxes	20,626	11,602	32,228	22,100	94	54,422
Operating Income (Loss)	45,304	26,807	72,111	51,786	71	123,968

Other Income and (Deductions), net	7,485	2,026	9,511	3,914	364	13,789

Interest Charges, net	14,490	6,894	21,384	14,211	11,387	46,982

Income (Loss) Before Income Taxes and Equity Earnings	38,299	21,939	60,238	41,489	(10,952)	90,775
Income Taxes	21,566	6,754	28,320	16,230	(4,461)	40,089
Income (Loss) Before Equity Earnings	16,733	15,185	31,918	25,259	(6,491)	50,686
Income from Equity Investments	8,402	-	8,402	-	-	8,402
Net Income (Loss)	25,135	15,185	40,320	25,259	(6,491)	59,088
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	-	-	-	39	-	39
Net Income (Loss) attributable to UIL Holdings	$25,135	$15,185	$40,320	$25,220	$(6,491)	$59,049

	Six months ended June 30, 2011
	Electric Distribution and Transmission
	Distribution	Transmission	Total	Gas Distribution	Other	Total
Operating Revenues	$287,066	$94,596	$381,662	$493,433	$7	$875,102
Purchased power and gas	86,574	-	86,574	292,880	-	379,454
Operation and maintenance	95,599	14,978	110,577	64,485	463	175,525
Transmission wholesale	-	34,629	34,629	-	-	34,629
Depreciation and amortization	40,742	6,164	46,906	37,048	94	84,048
Taxes - other than income taxes	22,298	13,524	35,822	25,584	1	61,407
Operating Income (Loss)	41,853	25,301	67,154	73,436	(551)	140,039

Other Income and (Deductions), net	7,532	3,138	10,670	(450)	49	10,269

Interest Charges, net	14,775	5,981	20,756	14,801	11,514	47,071

Income (Loss) Before Income Taxes and Equity Earnings	34,610	22,458	57,068	58,185	(12,016)	103,237
Income Taxes	17,491	6,876	24,367	22,224	(4,873)	41,718
Income (Loss) Before Equity Earnings	17,119	15,582	32,701	35,961	(7,143)	61,519
Income from Equity Investments	4,709	-	4,709	-	-	4,709
Net Income (Loss)	21,828	15,582	37,410	35,961	(7,143)	66,228
Less:
Preferred Stock Dividends of Subsidiary, Noncontrolling Interests	-	-	-	28	-	28
Net Income (Loss) attributable to UIL Holdings	$21,828	$15,582	$37,410	$35,933	$(7,143)	$66,200

	Electric Distribution and Transmission (1)
	Distribution	Transmission	Total	Gas Distribution	Other	Total
Total Assets at June 30, 2012	$-	$-	$2,720,923	$1,863,947	$59,347	$4,644,217

Total Assets at December 31, 2011	$-	$-	$2,716,460	$1,953,079	$75,070	$4,744,609

(1)
Information for segmenting total assets between Distribution and Transmission is not available.  Total UI assets are disclosed in the Total UI column.  Net plant in service is segregated by segment and, as of June 30, 2012, was $1,012.7 million and $566.9 million for Distribution and Transmission, respectively.  As of December 31, 2011, net plant in service was $1,029.8 million and $495.8 million for Distribution and Transmission, respectively.

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

On August 1, 2012, PURA issued a final decision in its investigation of the service response and communications of utilities, including UI, CNG and SCG, after Tropical Storm Irene, which passed through Connecticut in August 2011, and the autumn nor’easter, which passed through Connecticut in October 2011. The decision contains reporting requirements for UI (with respect to various recommendations, improving mutual assistance, and release of customer information in emergency situations) and CNG and SCG (with respect to a fueling plan and lessons learned).

On January 9, 2012, a panel formed by Connecticut Governor Malloy issued its “Report of the Two Storm Panel” (the Report).  The Report considered areas such as (i) utility preparedness, tree trimming and infrastructure hardening, (ii) communications and information sharing, and (iii) municipal matters such as preparedness, road safety and shelter operations.  The Report also makes a number of recommendations with respect to emergency preparedness in the State of Connecticut. UIL Holdings is unable to assess if any of the recommendations related to Connecticut’s utilities will be implemented in the future, but expects any costs associated with any related legislative or regulatory action to be fully recoverable.

On June 18, 2012, pursuant to Connecticut law PA 11-80, PURA initiated a docket for the establishment of performance standards for electric distribution and gas companies.  PA 11-80 requires PURA to, among other things, establish industry specific standards, review service restoration practices, and establish standards for acceptable performance in an emergency in which more than 10% of any utility’s customers are without service for more than 48 hours.  PURA is required to submit a report to the General Assembly no later than November 1, 2012 identifying the standards established and recommendations for legislative changes necessary to implement the standards.

Index

Electric Distribution and Transmission

UI is an electric distribution and transmission utility whose structure and operations are significantly affected by legislation and regulation.  UI’s rates and authorized return on equity are regulated by PURA and the Federal Energy Regulatory Commission (FERC).  Legislation and regulatory decisions implementing legislation establish a framework for UI’s operations.  Other factors affecting UI’s financial results are operational matters, such as the ability to manage expenses, uncollectibles and capital expenditures, in addition to sales volume and major weather disturbances.  Sales volume is not expected to have an impact on distribution earnings during the current decoupling pilot program established in UI’s 2008 distribution rate case final decision.  The extent to which sales volume will have an impact on UI’s financial results beyond such period will depend upon the nature and extent of decoupling implemented by PURA during UI’s next general rate proceeding.  UI expects to continue to make capital investments in its distribution and transmission infrastructure.

Rates

UI’s allowed distribution return on equity established by PURA is 8.75%.   UI has an earnings sharing mechanism in place that allows the Company to retain 50% of any distribution earnings above the allowed 8.75% ROE in a calendar year.

UI filed its revised distribution 2011 rate year decoupling results with PURA on June 29, 2012.  The decoupling results included a decoupling adjustment of approximately $4.4 million which is to be collected from customers beginning in the fourth quarter of 2012, pending PURA approval.  PURA is expected to issue a decision on the decoupling adjustment in the third quarter of 2012.  Additionally, PURA approved last resort service Generation Services Charge rates for the period through September 30, 2012.

Power Supply Arrangements

UI has wholesale power supply agreements in place for the supply of all of its standard service customers for all of 2012 and 70% of 2013.  Supplier of last resort service is procured on a quarterly basis.  UI’s contracts for standard service and supplier of last resort service are derivatives under ASC 815 “Derivatives and Hedging” and it elected the “normal purchase, normal sale” exception under ASC 815 “Derivatives and Hedging.”  As such, UI regularly assesses the accounting treatment for its power supply contracts.  These wholesale power supply agreements contain default provisions that include required performance assurance, including certain collateral obligations, in the event that UI’s credit rating on senior debt was to fall below investment grade.  In October 2011, Moody’s Investor Services released its updated credit opinion for UI and maintained its Baa2 rating with a stable outlook.   In May 2012, Standard & Poors’ Investor Services released its updated credit opinion for UI, maintaining its BBB rating with a stable outlook.  If UI’s credit rating were to decline one rating and UI were to be placed on negative credit watch, monthly amounts due and payable to the power suppliers would be accelerated to semi-monthly payments.  UI’s credit rating would have to decline two ratings to fall below investment grade at either rating service.  If this were to occur, UI would have to deliver collateral security in an amount equal to the receivables due to the sellers for the thirty-day period immediately preceding the default notice.  If such a situation had been in effect as of June 30, 2012, UI would have had to post approximately $9.3 million in collateral.

New Renewable Source Generation

Under a 2011 Connecticut law (PA 11-80), UI and CL&P are required to enter into long-term contracts to purchase Renewable Energy Credits (RECs) from new facilities installed behind distribution customer meters.  Under this program, UI will be required to enter into contracts totaling approximately $200 million in commitments over an approximate 21 year period.  The obligations will phase in over a six year solicitation period, and are expected to peak at an annual commitment level of about $13.6 million/year after six years.  The cost of the contracts is expected to be partially mitigated through the resale of the RECs.  PA 11-80 provides that the remaining costs of the contracts are recoverable through electric rates.  In December 2011, UI and CL&P submitted a joint petition to PURA outlining a plan to address the new requirements.  PURA approved the program in a final decision on April 4, 2012 and UI and CL&P then requested proposals, which were received on June 12, 2012.  UI is currently evaluating proposals and anticipates executing several contracts in the third quarter of 2012.

PA 11-80 also allows for the development of 30 MW of grid-connected renewable energy. UI & CL&P are each allowed to develop projects capable of generating up to 10 MW and the Department of Energy and Environmental

Index

Protection (DEEP) is to solicit proposals for projects capable of generating 10 MW.  In December 2011, DEEP announced that it had selected two 5 MW solar projects in CL&P service territory.  CL&P has executed contracts with the developers of the two 5 MW solar projects to purchase energy and associated products from both projects, and such contracts have been filed with PURA for approval.  UI and CL&P executed a sharing arrangement, pursuant to which UI will pay 20% of the costs, and receive 20% of the revenues, associated with the projects. Pursuant to PA 11-80, the costs of payments made to projects are recoverable through electric rates.  On January 18, 2012, UI filed a proposal with PURA outlining a framework for approval of UI’s renewable connections program under which UI would develop up to 10 MW of renewable generation for recovery on a cost of service basis.  PURA issued a final decision on July 18, 2012, in which it approved the construction of one solar facility and two fuel cell facilities.  The decision approves a return on equity (ROE) equal to the then currently allowed distribution ROE over the life of the investment, which is currently 8.75%.  UI had requested a ROE of 9.5% for the renewable connections program projects.  UI’s participation in the program is voluntary and UI is currently assessing whether or not it will participate in the program.

Competitive Transition Assessment (CTA)

UI’s CTA collection recovers costs that have been reasonably incurred, or will be incurred, to meet its public service obligations and that will likely not otherwise be recoverable in a competitive market.  These “stranded costs” include above-market long-term purchased power contract obligations, regulatory asset recovery and above-market investments in power plants.  A portion of UI’s earnings is generated by the authorized return on the equity portion of unamortized stranded costs in the CTA rate base.  UI’s after-tax earnings attributable to CTA for the six months ended June 30, 2012 and 2011 were $1.3 million and $2.2 million, respectively.  A portion of UI’s cash flow from operations is also generated from those earnings and from the recovery of the CTA rate base and other stranded costs.  Cash flow from operations related to CTA amounted to $19.0 million and $19.6 million the six months ended June 30, 2012 and 2011, respectively.  The CTA rate base has declined from year to year for a number of reasons, including amortization of stranded costs, the sale of UI’s nuclear units, and adjustments made through the annual PURA review process.  The original rate base component of stranded costs, as of January 1, 2000, was $433 million.  It has since declined to $51.8 million as of June 30, 2012.  In the future, UI’s CTA earnings will decrease while, based on UI’s current projections, cash flow will remain fairly constant until stranded costs are fully amortized.  Total CTA cost recovery is currently projected to be completed in 2015, with stranded cost amortization expected to end in 2013.  The date by which stranded costs are fully amortized depends primarily upon PURA’s future decisions and potential legislative activities, which could affect future rates of stranded cost amortization.

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

Under the terms of the Agreement, UI has the option to make quarterly deposits to CL&P in exchange for ownership of specific transmission assets as they are placed in service.  UI has the right to invest up to the greater of $60 million or an amount equal to 8.4% of CL&P’s costs for the Connecticut portions of the NEEWS projects.  Based upon the current projected costs, this amount is approximately $60 million.  As assets are placed in service, CL&P will transfer title to certain transmission assets to UI in proportion to its investments, but CL&P will continue to maintain these portions of the transmission system pursuant to an operating and maintenance agreement with UI.  Also, under the terms of the Agreement, there are certain circumstances under which CL&P can terminate the Agreement. Such termination would have no effect on the assets previously transferred to UI.

Through June 30, 2012, UI has made deposits totaling $13.0 million in NEEWS and expects to make the remaining deposits over a period of three to five years, depending on the timing and amount of CL&P’s capital expenditures and the projects’ in service dates.  UI earned pre-tax income of approximately $0.4 million and $0.7 million on such deposits in the three and six month periods ended June 30, 2012, respectively.

Index

On June 20, 2012, NU, on behalf of CL&P, submitted for filing, the operation and maintenance agreement (O&M Agreement) between UI and CL&P to the FERC.  Under the O&M Agreement, CL&P will serve as a contractor to manage, operate and maintain transmission assets in Connecticut that the FERC has authorized UI to acquire from CL&P.  CL&P and UI plan to transfer portions of such assets from CL&P to UI by the end of 2012, which will trigger the effective date of the O&M Agreement.

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

As of June 30, 2012, UI’s equity investment in GenConn was $126.6 million.  UI’s income from its equity investment in GenConn was $8.4 million and $4.7 million for the six month periods ended June 30, 2012 and 2011, respectively.  For the three month periods ended June 30, 2012 and 2011, such income was $3.9 million and $2.6 million, respectively.  During the three and six month periods ended June 30, 2012, UI received cash distributions from GenConn of $8.2 million and $12.9 million, respectively.  As of June 30, 2012, the undistributed earnings from UI’s equity investment in GenConn were immaterial.

Transmission Return on Equity (ROE)

PURA decisions do not affect the revenue requirements determination for transmission, including the applicable return on equity (ROE), which are within the jurisdiction of the FERC.  For 2012, UI is estimating an overall allowed weighted-average ROE for its transmission business in the range of 12.2% to 12.4%.

In September 2011, several New England governmental entities, including PURA, the Connecticut Attorney General and the Connecticut Office of Consumer Counsel, filed a complaint with the FERC against ISO-NE and several New England transmission owners, including UI, claiming that the current approved base ROE on transmission investments of 11.14% is not just and reasonable and seeking a reduction of the base ROE to 9.20%.  The New England transmission owners filed their response to the complaint in October 2011, opposing any change to the base ROE as unsupported. In May 2012, the FERC issued an order setting the matter for hearing and establishing settlement procedures. Settlement proceedings have terminated, and a hearing judge has been assigned.  A FERC order would be expected to be issued in 2013.  UI is unable to predict the outcome at this time.  A 25 basis point change in the weighted-average ROE for UI’s transmission business would change net income by approximately $0.6 million annually, for example.  In the event there is a reduction to the ROE, the May order established a refund effective date of October 1, 2011.

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

Approval for the Issuance of Debt

On June 6, 2012, Berkshire filed a petition with the DPU for the approval to issue, from time to time, long-term debt in an aggregate principal amount not to exceed $20 million through a period ending December 14, 2014.  The proceeds from such debt issuances may be used by Berkshire for the following purposes: (1) to finance capital expenditures; (2) to refinance short-term debt; (3) to pay anticipated environmental expenditures; (4) to provide general working capital; and (5) any other purposes as the DPU may authorize.  Berkshire proposes to issue long-term debt with maturities up to 30 years and to issue secured or unsecured securities or to execute a bank financing.  A decision is expected in the fourth quarter of 2012.

Index

UIL Holdings Corporation

Derivatives

In accordance with FASB ASC 820 “Fair Value Measurements and Disclosures,” UIL Holdings applies fair value measurements to certain assets and liabilities, a portion of which fall into Level 3 of the fair value hierarchy as pricing inputs include significant inputs that are generally less observable from objective sources.  As of June 30, 2012, the assets and liabilities that are accounted for at fair value on a recurring basis as Level 3 instruments, which consist primarily of contracts for differences and weather insurance contracts, represent 81.1% of the total amount of assets, and 12.2% of the total amount of liabilities accounted for at fair value on a recurring basis.  The determination of fair value of the contracts for differences is based on a probability-based expected cash flow analysis that is discounted at risk-free interest rates and an adjustment for non-performance risk using credit default swap rates.  Certain management assumptions were made in this valuation process, including development of pricing that extended over the term of the contracts.  In addition, UIL performs an assessment of risks related to obtaining regulatory, legal and siting approvals, as well as obtaining financing resources and ultimately attaining commercial operation.

PURA has determined that costs associated with the contracts for differences are fully recoverable.  As a result, there is no impact on UIL Holdings’ net income, because any unrealized gains/(losses) resulting from quarterly mark-to-market adjustments are offset by the establishment of regulatory assets/(liabilities) that have been recognized for the purpose of such recovery.

Weather Insurance Contracts

In October 2011, SCG and CNG each entered into weather insurance contracts for the winter period of November 1, 2011 through April 30, 2012 in order to provide financial protection from significant weather fluctuations.  According to the terms of each contract, if temperatures were warmer than normal at a prescribed level for the contract period, SCG and CNG would each receive a payment, up to the maximum amount allowed under the contracts of $3 million; however, if temperatures were colder than normal at a prescribed level for the contract period, SCG and CNG would each make a payment of up to a maximum of $2 million.  The premiums paid were amortized over the terms of the contracts.  The fair value of the contracts is carried on the balance sheet as a derivative with changes in value recorded in the income statement as Other Income and (Deductions).  Each of SCG and CNG received a payment of $3 million upon the expiration of their respective contracts.

In November 2011, Berkshire entered into a weather insurance contract for 2012 in order to provide financial protection from significant weather fluctuations.  According to the terms of the contract, if temperatures are warmer than normal for the contract period, Berkshire will receive a payment, up to the maximum amount allowed under the contract of $1 million.  The premiums paid are amortized over the term of the contract.  The fair value of the contract is carried on the balance sheet as a derivative with changes in value recorded in the income statement as Other Income and (Deductions).  The derivative asset related to this contract totaled $1 million at June 30, 2012.

Index

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2012, UIL Holdings had $12.2 million of unrestricted cash and temporary cash investments.  This represents a decrease of $18.8 million from the corresponding balance at December 31, 2011.  The components of this decrease, which are detailed in the Consolidated Statement of Cash Flows, are summarized as follows:

(In Millions)

Unrestricted cash and temporary cash investments, December 31, 2011	$31.0

Net cash provided by operating activities	205.0

Net cash provided by (used in) investing activities:
Cash invested in plant - including AFUDC debt	(145.2)
Deposits in NEEWS	(3.3)
Restricted cash (1)	2.6
Other	0.3
(145.6)
Net cash provided by (used in) financing activities:
Issuances of common stock	1.9
Issuances of long-term debt	203.5
Payments on long-term debt	(103.5)
Line of credit borrowings (repayments), net	(140.0)
Dividend payments	(43.7)
Other financing activities	3.6
(78.2)
Net change in cash	(18.8)

Unrestricted cash and temporary cash investments, June 30, 2012	$12.2

(1) As of June 30, 2012, UIL Holdings had $4.0 million in restricted cash, which primarily relates to Electric Distribution and Transmission capital projects, and which has been withheld by UI and will remain in place until the verification of fulfillment of contractor obligations.

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

Multiple series of pollution control revenue bonds, in the aggregate principal amount outstanding of $103.5 million, for which UI is responsible for the payment of principal and interest, were due to be remarketed in the municipal bond market on February 1, 2012.  Due to conditions in the municipal bond market, UIL Holdings determined it was economically favorable to refinance the bonds with senior unsecured notes issued in the private placement market.  Such notes were issued on January 30, 2012 as follows: 3.61%, Series B, due January 31, 2022, in the principal amount of $51.5 million and 4.89%, Series D, due January 30, 2042, in the principal amount of $52 million.  In addition, On April 2, 2012, $100 million of senior unsecured notes were issued as follows:  2.98%, Series A, due January 31, 2019, in the principal amount of $31 million, 3.61%, Series C, due January 31, 2022 in the principal amount of $34 million and 4.89%, Series E, due January 30, 2042, in the principal amount of $35 million.

Index

UI received cash distributions from GenConn of $12.9 million during the six month period ended June 30, 2012.

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

As of June 30, 2012, there was $95 million outstanding under the UIL Holdings Credit Facility.  UIL Holdings has outstanding standby letters of credit in the aggregate amount of $4.3 million, which expire on January 31, 2013 and June 16, 2013.  Available credit under the UIL Holdings Credit Facility at June 30, 2012 totaled $300.7 million for UIL Holdings and its subsidiaries in the aggregate.  UIL Holdings records borrowings under the UIL Holdings Credit Facility as short-term debt, but the UIL Holdings Credit Facility provides for longer term commitments from banks allowing UIL Holdings to borrow and reborrow funds, at its option, until the UIL Holdings Credit Facility expires, thus affording UIL Holdings flexibility in managing its working capital requirements.

On January 13, 2012, UI entered into a revolving credit agreement that expired on July 13, 2012 (the UI Credit Facility).  The borrowing limit under the UI Credit Facility was $105 million.    The use of funds under the UI Credit Facility was to provide additional liquidity for UI’s obligation to either remarket or repay and cancel $103.5 million of pollution control revenue bonds, due to be remarketed in the municipal bond market on February 1, 2012.  The pollution control revenue bonds were repaid and cancelled with the issuance of senior unsecured notes that UI entered into with a group of institutional accredited investors on January 30, 2012, as discussed above.  Subsequently, the UI Credit Facility was terminated.

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

UI expects to receive periodic cash distributions from GenConn, similar to those discussed in “– Cash Flows” above; however, future cash distributions are subject to GenConn  generating sufficient cash flows to fund operations and the reserves required by its project financing as well as continued compliance with the terms and conditions of its project financing documents.

Index

On June 6, 2012, Berkshire filed a petition with the DPU for the approval to issue, from time to time, long-term debt in an aggregate principal amount not to exceed $20 million through a period ending December 14, 2014.  The proceeds from such debt issuances may be used by Berkshire for the following purposes: (1) to finance capital expenditures; (2) to refinance short-term debt; (3) to pay anticipated environmental expenditures; (4) to provide general working capital; and (5) any other purposes as the DPU may authorize.  Berkshire proposes to issue long-term debt with maturities up to 30 years and to issue secured or unsecured securities or to execute a bank financing.  A decision is expected in the fourth quarter of 2012.

Uses of Funds

Asset values of funded pension plans as of June 30, 2012 and December 31, 2011 were approximately $598.3 million and $548.1 million, respectively.  During the six month period ended June 30, 2012, UIL Holdings made pension contributions of $39.1 million.  In July 2012, UIL Holdings made pension contributions of approximately $9.3 million.  Additional contributions during the remainder of 2012 are expected to be minimal.

Other Matters

As of June 30, 2012, UI would have had to post approximately $9.3 million in collateral pursuant to its wholesale power supply arrangements if certain conditions existed at that time.  See “– Major Influences on Financial Condition – Electric Distribution and Transmission – Power Supply Arrangements” for additional information.

Financial Covenants

UIL Holdings and its subsidiaries are required to comply with certain covenants in connection with their respective loan agreements.  The covenants are normal and customary in bank and loan agreements, and UIL Holdings and its subsidiaries were in compliance with such covenants as of June 30, 2012.

2012 Capital Resource Projections

During the first quarter of 2012, UIL Holdings decreased its capital expenditure projections by approximately $25 million from the previously disclosed $335 million projection included in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There were no changes to UIL Holdings’ capital expenditure projections during the second quarter of 2012.

Contractual and Contingent Obligations

There have been no material changes in UIL Holdings’ 2012 contractual and contingent obligations from those reported in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

CRITICAL ACCOUNTING POLICIES

UIL Holdings’ Consolidated Financial Statements are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty.  Investors need to be aware of these policies and how they impact UIL Holdings’ financial reporting to gain a more complete understanding of UIL Holdings’ Consolidated Financial Statements as a whole, as well as management’s related discussion and analysis presented herein.  While UIL Holdings believes that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts.  The accounting policies and related risks described in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011 are those that depend most heavily on these judgments and estimates.  At June 30, 2012, there have been no material changes to any of the Critical Accounting Policies described therein.

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

Index

As of June 30, 2012, UIL Holdings had certain guarantee contracts outstanding for which no liability has been recorded in the Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

Use of Non-GAAP Measures

Within the “Results of Operations” section of this Form 10-Q, tabular presentations showing a comparison of UIL Holdings’ net income and earnings per share (EPS) for the three and six month periods ended June 30, 2012 and 2011 are provided, along with reconciliations for certain non-GAAP measures.  The amounts presented show the EPS for each of UIL Holdings’ lines of business calculated by dividing the income of each line of business by the average number of shares of UIL Holdings’ common stock outstanding for the periods presented.  UIL Holdings believes this information is useful in understanding the fluctuations in EPS between the current and prior year periods.

Second Quarter 2012 vs. Second Quarter 2011

The table below presents a comparison of UIL Holdings’ net income and EPS for the second quarters of 2012 and 2011.

	Quarter Ended	Quarter Ended	2012 More (Less)
	June 30, 2012	June 30, 2011	than 2011

Net Income (Loss) (In Millions except per share amounts)

Electric Distribution and Transmission	$18.7	$19.0	$(0.3)
Gas Distribution	(3.2)	(1.5)	(1.7)
Non-Utility	(3.5)	(3.3)	(0.2)
Net Income attributable to UIL Holdings	$12.0	$14.2	$(2.2)

EPS
Electric Distribution and Transmission	$0.37	$0.37	$-
Gas Distribution	(0.06)	(0.03)	(0.03)
Non-Utility	(0.07)	(0.06)	(0.01)
Total EPS - Basic	$0.24	$0.28	$(0.04)

Total EPS - Diluted	$0.23	$0.28	$(0.05)

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

Overall, UI’s operating revenue decreased by $4.2 million, from $183.4 million in the second quarter of 2011 to $179.2 million in the second quarter of 2012.  Retail revenue decreased $17.3 million, which was primarily attributable to decreases in distribution sales volume resulting from warmer temperatures in the second quarter of 2012 compared to the second quarter of 2011.  Retail sales decreased by 65 million kWh, from 1,306 million kWh in the second quarter of 2011, to 1,241 million kWh in the second quarter of 2012.  Retail sales normalized for the weather impact decreased 67 million kWh, from 1,295 million kWh in the second quarter of 2011, to 1,228 million

Index

kWh in the second quarter of 2012.  Other revenues increased $13.7 million, which was primarily attributable to higher transmission revenue as well as the distribution revenue decoupling adjustment.

Purchased power expense decreased by $2.9 million, from $37.3 million in the second quarter of 2011 to $34.4 million in the second quarter of 2012.  The decrease was primarily attributable to decreased costs of procured power and decreased sales volume, as discussed above.

UI’s O & M expenses decreased by $1.9 million, from $54.2 million in the second quarter of 2011 to $52.3 million in the second quarter of 2012.  The decrease was primarily attributable to decreases in outside services expenses as well as decreases in rent expense.

UI’s depreciation and amortization increased by $2.1 million, from $22.6 million in the second quarter of 2011 to $24.7 million in the second quarter of 2012.  The increase was primarily attributable to increased depreciation due to increases in plant and equipment.

UI’s taxes, other than income taxes decreased by $1.8 million, from $17.6 million in the second quarter of 2011 to $15.8 million in the second quarter of 2012.  The decrease was primarily attributable to lower gross receipts tax due to the decrease in operating revenues.

UI’s other income and deductions decreased $1.6 million, from $5.0 million in the second quarter of 2011 to $3.4 million in the second quarter of 2012.  The decrease was primarily attributable to a decrease in the allowance for funds used during construction (AFUDC) due to a decrease in UI’s average AFUDC rate.

UI’s income from equity investments increased by $1.3 million, from $2.6 million in the second quarter of 2011 to $3.9 million in the second quarter of 2012.  The increase was primarily attributable to increased income from the investment in GenConn due to both of GenConn’s peaking generation projects now operating in the ISO-New England markets.

The following discussion details variances which have the most significant impact on net income in the periods presented.  Distribution includes all electric utility revenue and expenses except for transmission.

Distribution

The distribution business had total net income of $10.9 million, a decrease of $0.2 million, compared to the second quarter of 2011.  The decrease in net income was primarily attributable to a decrease in AFUDC partially offset by increased income from the investment in GenConn.

Transmission

The transmission business had total net income of $7.8 million, a decrease of $0.1 million, compared to the second quarter of 2011.  The decrease was primarily attributable to a decrease in the allowance for funds used during construction (AFUDC) partially offset by income earned on an increase in rate base and income earned on increased total deposits in NEEWS.

Gas Distribution

The gas distribution business had a net loss of $3.2 million in the second quarter of 2012, compared to a net loss of $1.5 million in the second quarter of 2011.  The larger loss was primarily attributable to lower sales volume due to the impact of warmer weather and reduced customer usage in the second quarter of 2012 compared to the second quarter of 2011.  The warmer weather and reduced customer usage in the second quarter of 2012 compared to the second quarter of 2011 resulted in a $4.1 million decrease in gross margin.

The Gas Companies’ operating revenue decreased by $27.0 million, from $130.6 million in the second quarter of 2011 to $103.6 million in the second quarter of 2012.  The decrease was primarily attributable to lower sales volume due to warmer weather, as well as lower natural gas prices.  Retail sales decreased by 1.7 million mcf, from 11.7 million mcf in the second quarter of 2011, to 10.0 million mcf in the second quarter of 2012.  Temperatures were warmer in the second quarter of 2012 compared to the second quarter of 2011 which resulted in a 16.3% decrease in heating degree days.  Compared to normal temperatures for the second quarter of 2012, there was a 25.0% decrease

Index

in heating degree days.  Variances in natural gas prices have no impact on net income, because the cost associated with such variances is passed through to customers.

Purchased gas expense decreased by $23.5 million, from $63.5 million in the second quarter of 2011 to $40.0 million in the second quarter of 2012.  The decrease was primarily attributable to lower sales volume due to warmer weather, as well as lower natural gas prices.  Variances in natural gas prices have no impact on net income, because the cost associated with such variances is passed through to customers.

The Gas Companies’ depreciation and amortization increased by $1.5 million, from $16.4 million for the second quarter of 2011 to $17.9 million in the second quarter of 2012.  The increase was primarily attributable to increased depreciation due to increases in plant and equipment.

Non-Utility

UIL Holdings retains certain costs, primarily interest expense on holding company debt, at the holding company, or “corporate” level which are not allocated to its various subsidiaries.  UIL Corporate incurred net after-tax costs of $3.5 million, or $0.07 per share, in the second quarter of 2012 compared to net after-tax costs of $3.3 million, or $0.06 per share, in the second quarter of 2011.

First Six Months 2012 vs. First Six Months 2011

The table below presents a comparison of UIL Holdings’ net income and EPS for the first six months of 2012 and 2011.

	Six Months Ended	Six Months Ended	2012 More (Less)
	June 30, 2012	June 30, 2011	than 2011

Net Income (Loss) (In Millions except per share amounts)

Electric Distribution and Transmission	$40.3	$37.4	$2.9
Gas Distribution	25.2	35.9	(10.7)
Non-Utility	(6.5)	(7.1)	0.6
Net Income attributable to UIL Holdings	$59.0	$66.2	$(7.2)

EPS
Electric Distribution and Transmission	$0.79	$0.74	$0.05
Gas Distribution	0.50	0.71	(0.21)
Non-Utility	(0.13)	(0.14)	0.01
Total EPS - Basic	$1.16	$1.31	$(0.15)

Total EPS - Diluted	$1.16	$1.30	$(0.14)

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

Overall, UI’s operating revenue decreased by $12.0 million, from $381.7 million in the first six months of 2011 to $369.7 million in the first six months of 2012.  Retail revenue decreased $39.1 million, which was primarily attributable to decreases in distribution sales volume resulting from warmer temperatures in the first six months of 2012 compared to the first six months of 2011.  Retail sales decreased by 147 million kWh, from 2,686 million kWh in the first six months of 2011, to 2,539 million kWh in the first six months of 2012.  Retail sales normalized for the weather impact decreased 97 million kWh, from 2,665 million kWh in the first six months of 2011, to 2,568 million kWh in the first six months of 2012.  Other revenues increased $28.3 million, which was primarily attributable to higher transmission revenue as well as the distribution revenue decoupling adjustment.

Index

Purchased power expense decreased by $11.6 million, from $86.6 million in the first six months of 2011 to $75.0 million in the first six months of 2012.  The decrease was primarily attributable to decreased costs of procured power and decreased sales volume, as discussed above.

UI’s transmission wholesale expenses decreased by $1.3 million, from $34.6 million in the first six months of 2011 to $33.3 million in the first six months of 2012.  The decrease was primarily attributable to lower regional transmission expenses, of which UI pays a portion based upon its relative load and which are recovered through rates.

UI’s O & M expenses decreased by $2.2 million, from $110.6 million in the first six months of 2011 to $108.4 million in the first six months of 2012.  The decrease was primarily attributable to decreases in outside services expenses as well as decreases in rent expense.

UI’s depreciation and amortization increased by $1.7 million, from $46.9 million in the first six months of 2011 to $48.6 million in the first six months of 2012.  The increase was primarily attributable to increased depreciation due to increases in plant and equipment.

UI’s taxes, other than income taxes decreased by $3.6 million, from $35.8 million in the first six months of 2011 to $32.2 million in the first six months of 2012.  The decrease was primarily attributable to lower gross receipts tax due to the decrease in operating revenues.

UI’s other income and deductions decreased by $1.2 million, from $10.7 million in the first six months of 2011 to $9.5 million in the first six months of 2012.  The decrease was primarily attributable to a decrease in the allowance for funds used during construction (AFUDC) due to a decrease in UI’s average AFUDC rate.

UI’s income from equity investments increased by $3.7 million, from $4.7 million in the first six months of 2011 to $8.4 million in the first six months of 2012.  The increase was primarily attributable to increased income from the investment in GenConn due to both of GenConn’s peaking generation projects now operating in the ISO-New England markets.

The following discussion details variances which have the most significant impact on net income in the periods presented.  Distribution includes all electric utility revenue and expenses except for transmission.

Distribution

The distribution business had total net income of $25.1 million, an increase of $3.3 million, compared to the first six months of 2011.  The increase in net income was primarily attributable to increased income from the investment in GenConn.

Transmission

The transmission business had total net income of $15.2 million, a decrease of $0.4 million, compared to the first six months of 2011.  The decrease was primarily attributable to a decrease in the allowance for funds used during construction (AFUDC) partially offset by income earned on an increase in rate base and income earned on increased total deposits in NEEWS.

Gas Distribution

The gas distribution business had net income of $25.2 million, a decrease of $10.7 million, compared to the first six months of 2011.  The decrease was primarily attributable to lower sales volume due to the impact of warmer weather and reduced per customer usage in the first six months of 2012 compared to the first six months of 2011.  The warmer temperatures and reduced per customer usage in the first six months of 2012 compared to the first six months of 2011 resulted in a $18.1 million decrease in gross margin.  The decrease in net income was partially offset by an increase in the fair value of the weather insurance contracts, and a decrease in gross receipts tax.

The Gas Companies’ operating revenue decreased by $122.5 million, from $493.4 million in the first six months of 2011 to $370.9 million in the first six months of 2012.  The decrease was primarily attributable to lower sales

Index

volume due to warmer weather, as well as lower natural gas prices.  Retail sales decreased by 7.4 million mcf, from 46.5 million mcf in the first six months of 2011, to 39.1 million mcf in the first six months of 2012.  Temperatures were warmer in the first six months of 2012 compared to the first six months of 2011 which resulted in a 22.1% decrease in heating degree days.  Compared to normal temperatures for the first six months of 2012, there was a 21.4% decrease in heating degree days.  Variances in natural gas prices have no impact on net income, because the cost associated with such variances is passed through to customers.

Purchased gas expense decreased by $102.1 million, from $292.9 million in the first six months of 2011 to $190.8 million in the first six months of 2012.  The decrease was primarily attributable to lower sales volume due to warmer weather, as well as lower natural gas prices.  Variances in natural gas prices have no impact on net income, because the cost associated with such variances is passed through to customers.

The Gas Companies’ O & M expenses increased by $1.7 million, from $64.5 million in the first six months of 2011 to $66.2 million in the first six months of 2012.  The increase was primarily attributable to small increases in numerous expense items.

The Gas Companies’ depreciation and amortization increased by $3.1 million, from $37.0 million for first six months of 2011 to $40.1 million in the first six months of 2012.  The increase was primarily attributable to increased depreciation due to increases in plant and equipment.

The Gas Companies’ taxes, other than income taxes, decreased $3.5 million, from $25.6 million in the first six months of 2011 to $22.1 million in the first six months of 2012.  The decrease was primarily attributable to lower gross receipts tax due to the decrease in operating revenues.

The Gas Companies’ other income and deductions increased $3.4 million, from ($0.5) million in the first six months of 2011 to $3.9 million in the first six months of 2012.  The increase was primarily attributable to the increase in the fair value of the weather insurance contracts which was due to warmer weather.

Non-Utility

UIL Holdings retains certain costs, primarily interest expense on holding company debt, at the holding company, or “corporate” level which are not allocated to its various subsidiaries.  UIL Corporate incurred net after-tax costs of $6.5 million, or $0.13 per share, in the first six months of 2012 compared to net after-tax costs of $7.1 million, or
$0.14 per share, in the first six months of 2011.

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

UIL Holdings carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of UIL Holdings’ disclosure controls and procedures as of June 30, 2012.  As of June 30, 2012, UIL Holdings’ Chief Executive Officer and its Chief Financial Officer concluded that its disclosure controls and procedures were effective and provided reasonable assurance that the disclosure controls and procedures accomplished their objectives.

Index

Changes in Internal Control Over Financial Reporting

There have been no changes in UIL Holdings’ internal control over financial reporting during the six month period ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, UIL Holdings’ internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A. – Risk Factors.

Shareowners and prospective investors should carefully consider the risk factors that were previously disclosed in UIL Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  There have been no material changes to such risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

UIL Holdings repurchased shares of common stock in open market transactions to satisfy matching contributions for participants’ contributions into UIL Holdings’ 401(k)/Employee Stock Ownership Plans in the form of shares of UIL Holdings common stock as follows:

			Total Number of	Maximum Number
			Shares Purchased	of Share that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased*	Per Share	Programs	Programs
April 1-30	11,143	35.18	None	None
May 1-31	2,131	33.60	None	None
June 1-30	12,837	34.73	None	None
Total	26,111	34.83	None	None

* All shares were purchased in open market transactions.  The effects of these transactions did not change the number of outstanding shares of UIL Holdings’ common stock.

Item 6.	Exhibits.

(a)	Exhibits:

Exhibit No.	Description
31.1	Certification of Periodic Financial Report.

31.2	Certification of Periodic Financial Report.

32	Certification of Periodic Financial Report.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
101.DEF	XBRL Taxonomy Extension Definition

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UIL HOLDINGS CORPORATION

Date	8/3/2012	/s/ Richard J. Nicholas
Richard J. Nicholas
Executive Vice President
and Chief Financial Officer